Form 10QSB
period 1996-03-31
CYTOCLONAL PHARMACEUTICS INC /DE
filed 1996-05-13
CIK 944809

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      March 31, 1996
                               ------------------------

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

For the transition period from                to
                              ----------------  --------------------

Commission file number      0-26918
                      ---------------------

                          CYTOCLONAL PHARMACEUTICS INC.
- - -------------------------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)


         Delaware                                          75-2402409
- - ------------------------------                         ---------------------
  (State or Other jurisdication                          (I.R.S. Employer
of incorporation or Organization)                      Identification Number)

           9000 Harry Hines Boulevard, Suite 330, Dallas, Texas 75235
- - -------------------------------------------------------------------------------
                    (Address of Principal Executive Offices)

                                 (214)-353-2922
- - -------------------------------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

- - -------------------------------------------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                          if changed since last report)

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes        X          No
    -----------------    ----------------

                     APPLICABLE ONLY TO ISSUERS INVOLVED IN
                        BANKRUPTCY PROCEEDINGS DURING THE
                              PRECEDING FIVE YEARS

         Check whether the registrant filed al documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

Yes                   No
   ------------------   -----------------

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 7,617,632 shares of common stock, $.01 par value, outstanding as of May 8, 1996.

           Transitional Small Business Disclosure Format (check one):

Yes                  No        X
   -----------------   ---------------

                          CYTOCLONAL PHARMACEUTICS INC



                                TABLE OF CONTENTS


                                                                        Page(s)
                                                                        -------
PART I.  FINANCIAL INFORMATION

     Item 1 --     Financial Statements:

                   Condensed Balance Sheets as of March 31, 1996
                    (unaudited) and December 31, 1995                      3

                   Condensed Statements of Operations for the
                     Three Months Ended March 31, 1995 and 1996
                     (unaudited) and the Period From September
                     11, 1991 (Inception) Through March 31,
                     1996                                                  4

                   Condensed Statements of Cash Flows for the
                     Three Months Ended March 31, 1995 and 1996
                     (unaudited) and the Period From September
                     11, 1991 (Inception) Through March 31,
                     1996                                                  5

     Item 2 --     Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                 6-8


PART II.  OTHER INFORMATION

     Item 6 -- Exhibits and Reports on Form 8-K                            8

Signatures                                                                 9

Exhibit 11                                                                10

Item 1.  Financial Statements

                          CYTOCLONAL PHARMACEUTICS INC.
                          (a development stage company)

                                 BALANCE SHEETS

                                                                          December 31,            March 31,
                                                                             1995                  1996
                                                                          ------------         ------------
                             ASSETS                                                             (unaudited)
Current assets:

   Cash                                                                   $5,442,000            $4,905,000

   Prepaid expenses and other current assets                                  31,000                16,000
                                                                          ----------            ----------

          Total current assets                                             5,473,000             4,921,000

Equipment, net                                                                60,000                68,000

Patent rights, less accumulated amortization of
    $312,000 and $331,000                                                    938,000               919,000

Investment in joint venture - at equity                                       39,000                33,000

Other assets                                                                   5,000                 5,000
                                                                          ----------            ----------
          T O T A L                                                       $6,515,000            $5,946,000
                                                                          ----------            ----------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:

   Accounts payable and accrued expenses                                     235,000               323,000
                                                                          ----------            ----------
           Total current liabilities                                         235,000               323,000

Royalties payable                                                          1,250,000             1,250,000
                                                                          ----------            ----------
          Total liabilities                                                1,485,000             1,573,000
                                                                          ----------            ----------
Stockholders' equity:

   Preferred stock - $.01 par value, 10,000,000 shares
       authorized; 1,268,787 and 1,370,908 shares of
       Series A convertible preferred issued and outstanding
       at December 31, 1995 and March 31, 1996, respectively
       (liquidation value $3,172,000 and $3,427,000 at
       December 31, 1995 and March 31, 1996, respectively)                    13,000                14,000

   Common Stock - $.01 par value, 30,000,000 shares
       authorized: 7,563,500 and 7,588,267 shares issued
       and outstanding at December 31, 1995 and
       March 31, 1996, respectively                                           76,000                76,000

Additional paid-in capital                                                13,903,000            13,902,000

Deficit accumulated during the development stage                          (8,962,000)           (9,619,000)
                                                                          ----------            ----------
          Total Stockholders' Equity                                       5,030,000             4,373,000

          T O T A L                                                       $6,515,000            $5,946,000
                                                                         ----------            ----------

                          CYTOCLONAL PHARMACEUTICS INC.
                          (a development stage company)

                             STATEMENT OF OPERATIONS
                                   (unaudited)

                                                                                September 11, 1991
                                                Three Months Ended                 (inception)
                                                     March 31,                       through
                                        ----------------------------------           March 31,
                                             1995                 1996                 1996
                                             ----                 ----                 ----
Operating Expenses:
    Research and development            $   313,000           $   339,000           $ 5,070,000
    General and administrative              353,000               380,000             4,176,000
                                        -----------           -----------           -----------
                                            666,000               719,000             9,246,000
                                        -----------           -----------           -----------
Other (Income) expenses:
    Interest (income)                        (1,000)              (62,000)             (265,000)

    Interest expense                        100,000                                     559,000
                                        -----------           -----------           -----------
                                             99,000               (62,000)              294,000
                                        -----------           -----------           -----------
NET (LOSS)                              ($  765,000)          ($  657,000)          $ 9,540,000
                                        -----------           -----------           -----------
Net loss per common share               ($     0.16)          ($     0.13)
                                        -----------           -----------
Weighted average number of
    shares outstanding                    5,367,415             7,569,918
                                        -----------           -----------

                         CYTOCLONAL PHARMACEUTICS INC.
                         (a development stage company)

                            STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                                                                             September 11,
                                                                                                                 1991
                                                                       Three Months Ended                     (Inception)
                                                                           March 31,                            through
                                                                  ------------------------------------          March 31,
                                                                        1995               1996                   1996
                                                                  -----------------  -----------------  -----------------------
Cash flows from operating activities:
   Net (loss)                                                         ($765,000)         ($657,000)          ($9,540,000)
   Adjustments to reconcile net (loss) to net
      cash (used in) operating activities:
         Depreciation and amortization                                   29,000             28,000               482,000
         Amortization of debt discount                                   50,000                                  269,000
         Amortization of debt costs                                      97,000                                  554,000
         Value assigned to warrants and
            options                                                                                               16,000
         Equity in loss of joint venture                                  6,000              6,000               199,000
         Changes in operating assets and
            liabilities:
               (Increase) decrease in other assets                       (1,000)            15,000               (25,000)
               Increase in accounts payable
                   and accrued expenses                                  84,000             88,000               323,000
                                                                   ------------       ------------          ------------
                         Net cash (used in) operating
                            activities                                 (500,000)          (520,000)           (7,722,000)
                                                                   ------------       ------------          ------------
Cash flows from investing activities:
    Purchase of equipment                                                                  (17,000)             (138,000)
    Investment in joint venture                                                                                 (233,000)
                                                                                      ------------          ------------
                        Net cash (used in) investing
                            activities                                                     (17,000)             (371,000)
                                                                                      ============          ============
Cash flows from financing activities:
    Net proceeds from sales of preferred and
        common stock                                                                                          13,750,000
    Proceeds from bridge loans, net of expenses                         404,000                                2,684,000
    Repayment of bridge loans                                                                                 (3,238,000)
    Principal payments of equipment notes                                                                        (76,000)
    Dividends paid                                                                                              (122,000)
                                                                                                            ------------
                         Net cash provided by
                            financing activities                        404,000                               12,998,000
                                                                   ------------                             ------------
NET (DECREASE) IN CASH                                                  (96,000)          (537,000)            4,905,000
Cash at beginning of period                                             395,000          5,442,000
                                                                   ------------       ------------
CASH AT END OF PERIOD                                                  $299,000         $4,905,000             4,905,000
                                                                   ============       ============          ============

Item 2.  Plan of Operation



         Cytoclonal Pharmaceutics Inc. (the "Company") was organized and commenced operations in September 1991. The Company is in the development stage, and its efforts have been principally devoted to research and development activities and organizational efforts, including the development of products for the treatment of cancer and infectious diseases, recruiting its scientific and management personnel and advisors and raising capital.

         The Company's plan of operation for the next 12 months will consist of research and development and related activities aimed at:

         * further increasing the Taxol yield from the Fungal Taxol Production System using alternative fermentation technologies, inducers and media strain improvements.

         * further development of a diagnostic test using the LCG gene and related MAb to test in vitro serum, tissue or respiratory aspirant material for the presence of cells which may indicate a predisposition to, or early sign of, lung or other cancers.

         * developing a humanized antibody specific for the protein associated with the LCG gene and, if successful, submission of an IND for clinical trials.

         * testing the TNF-PEG technology as an anti-cancer agent in animal studies.

         * further development of proprietary vectors which have been constructed for the expression of specific proteins that may be utilizable for vaccines for different diseases.

         * initiating animal studies of IL-T and IL-P and, if successful, submission of an IND for clinical trials.

         * continuing the funding of the research on anti-sense technology currently being conducted at the University of Texas at Dallas and testing of an idealized anti-sense algorithm under development.

         * development of technology licensed from the University of California, Los Angeles for taxol treatment of polycystic kidney disease.

         *    making modest improvements to the Company's laboratory facilities.

         * hiring approximately three additional research technicians and a financial vice president.

         * seeking to establish strategic partnerships for the development, marketing, sales and manufacturing of the Company's proposed products.

         The actual research and development and related activities of the Company may vary significantly from current plans depending on numerous factors, including changes in the cost of such activities from current estimates, the results of the Company's research and development programs, the results of clinical studies, the timing of regulatory submissions, technological advances, determinations as to commercial potential and the status of competitive products. The focus and direction of the Company's operations will also be dependent upon the establishment of collaborative arrangements with other companies, the availability of financing and other factors.

         For the period from January 1, 1996 to March 31, 1996, the Company incurred a net loss of $657,000. The Company expects to incur additional losses in the foreseeable future.

         The Company incurred a net loss of $765,000 for the three months ended March 31, 1995. The decrease from the previous year was attributable to a decrease in interest expense and financing costs associated with two bridge financings in 1994 and 1995. In connection with the two bridge financings, the Company issued an aggregate of $3,037,500 in principal amount of 9% subordinated notes, which notes and interest thereof were repaid out of the proceeds of the Company's public offering which was consummated in November 1995.

         The Company incurred general and administrative expenses of $353,000 and $380,000 for the three months ended March 1995 and March 1996, respectively. The increase was attributable to increased public relations costs and to the acquisition of Directors and Officers liability insurance. The increase was partially offset by a decrease in financing costs mentioned above.

         The Company incurred research and development expenses of $313,000 and $339,000 for the three months ended March 1995 and March 1996, respectively. The increase was attributable to an increase in the purchase of laboratory supplies and to the acquisition of an exclusive license to technology for taxol treatment of polycystic kidney disease ("PKD"). PKD is a condition characterized by a large number of cysts resulting in enlarged kidneys, impairment of kidney function and, eventually, kidney failure and death. The worldwide rights, acquired from the University of California, Los Angeles (UCLA), include a pending patent and provide for royalties to UCLA upon commercial sales.

         The Company believes that the net proceeds from its initial public offering of November 1995 will be sufficient to finance the Company's plan of operation for approximately 24 months. There can be no assurance that the Company will generate sufficient revenues to fund its operations after such period or that any required financings will be available, through bank borrowings, debt or equity offerings, or otherwise, on acceptable terms or at all.




                          PART II -- OTHER INFORMATION

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

                  (a)      Exhibit 11 Computation of per share earnings

                  (b)      Reports on Form 8-K - None

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           CYTOCLONAL PHARMACEUTICS INC.



Date: May 13, 1996                           /s/ Daniel M. Shusterman
                                            -------------------------
                                            Daniel M. Shusterman
                                            Vice President of Operations,
                                            Treasurer and Chief Financial
                                            Officer