Form 10-Q
period 1996-06-30
CYTOCLONAL PHARMACEUTICS INC /DE
filed 1996-08-14
CIK 944809

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB
(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      June 30, 1996
                                  -----------------

[  ]     TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT
         For the transition period from                to
                                       ---------------    -------------
Commission file number      0-26918
                         -----------------------


                          CYTOCLONAL PHARMACEUTICS INC.
    ------------------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)


           Delaware                                          75-2402409
- ---------------------------------                      ----------------------
  (State or Other jurisdiction                            (I.R.S. Employer
of incorporation or Organization)                      Identification Number)

           9000 Harry Hines Boulevard, Suite 330, Dallas, Texas 75235
    ------------------------------------------------------------------------
                    (Address of Principal Executive Offices)

                                 (214)-353-2922
    ------------------------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

    ------------------------------------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                          if changed since last report)

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes        X          No
    ---------------      ----------------

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 7,687,932 shares of common stock, $.01 par value, outstanding as of August 9, 1996.

         Transitional Small Business Disclosure Format (check one):

Yes                  No        X
    ---------------      ----------------

                          CYTOCLONAL PHARMACEUTICS INC


                                TABLE OF CONTENTS


                                                                                                            Page(s)
PART I.  FINANCIAL INFORMATION
                  Item 1 --         Financial Statements:

                                    Condensed Balance Sheets as of June 30, 1996
                                      (unaudited) and December 31, 1995                                           3

                                    Condensed Statements of Operations for the
                                      Three Months Ended June 30, 1995 and 1996
                                      (unaudited) and for the Six Months Ended
                                      June 30, 1995 and 1996 (unaudited)and the
                                      Period From September 11, 1991 (Inception)
                                      Through June 30, 1996                                                       4

                                    Condensed Statements of Cash Flows for the
                                      Six Months Ended March 31, 1995 and 1996
                                      (unaudited) and the Period From September
                                      11, 1991 (Inception) Through June 30, 1996                                  5

                                    Notes to Financial Statements                                               6-7

                  Item 2 --         Management's Discussion and Analysis of Financial
                                      Condition and Results of Operations                                       8-9


PART II.  OTHER INFORMATION

                  Item 4 --         Submission of Matters to a Vote of Security Holders                          10

                  Item 6 --         Exhibits and Reports on Form 8-K                                             10

Signatures                                                                                                       11

Exhibit 11                                                                                                       12

Item 1.  Financial Statements

                         CYTOCLONAL PHARMACEUTICS INC.
                         (a development stage company)

                                 BALANCE SHEETS

                                                              December 31,    June 30,
                                                                 1995           1996
                                                              -------------------------
ASSETS                                                                      (unaudited)
Current assets:

   Cash                                                        $5,442,000    $4,290,000

   Prepaid expenses and other current assets                       31,000        40,000
                                                               ----------    ----------
          Total current assets                                  5,473,000     4,330,000
                                                               ----------    ----------
Equipment, net                                                     60,000        88,000

Patent rights, less accumulated amortization of
    $312,000 and $350,000                                         938,000       900,000

Investment in joint venture - at equity                            39,000        27,000

Other assets                                                        5,000         5,000
                                                               ----------    ----------

          T O T A L                                            $6,515,000    $5,350,000
                                                               ==========    ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:

   Accounts payable and accrued expenses                          235,000       390,000

Royalties payable                                               1,250,000     1,250,000
                                                               ----------    ----------
          Total liabilities                                     1,485,000     1,640,000
                                                               ----------    ----------
Stockholders' equity:

   Preferred stock - $.01 par value, 10,000,000 shares
       authorized; 1,268,787 and 1,276,458 shares of
       Series A convertible preferred issued and outstanding
       at December 31, 1995 and June 30, 1996, respectively
       (liquidation value $3,172,000 and $3,192,000 at
       December 31, 1995 and June 30, 1996, respectively)          13,000        13,000

   Common Stock - $.01 par value, 30,000,000 shares
       authorized: 7,563,500 and 7,682,714 shares issued
       and outstanding at December 31, 1995 and
       June 30, 1996, respectively                                 76,000        77,000

Additional paid-in capital                                     13,903,000    13,902,000

Deficit accumulated during the development stage               (8,962,000)  (10,282,000)
                                                               ----------    ----------
          Total Stockholders' Equity                            5,030,000     3,710,000

          T O T A L                                            $6,515,000    $5,350,000
                                                               ==========    ==========

                                       3

                          CYTOCLONAL PHARMACEUTICS INC.
                          (a development stage company)

                             STATEMENT OF OPERATIONS
                                   (unaudited)

                                                                                         September 11,
                                                                                              1991
                                  Three Months Ended             Six Months Ended         (inception)
                                        June 30,                      June 30,              through
                                ----------------------     -------------------------        June 30,
                                    1995         1996            1995         1996            1996
                                ---------    ---------     -----------   -----------     ------------
Operating Expenses:
    Research and development     $286,000     $390,000        $599,000      $729,000       $5,460,000
    General and administrative    262,000      327,000         615,000       707,000        4,503,000
                                ---------    ---------     -----------   -----------     ------------
                                  548,000      717,000       1,214,000     1,436,000        9,963,000
                                ---------    ---------     -----------   -----------     ------------

Other (Income) expenses:
    Interest (income)              (4,000)     (54,000)         (5,000)     (116,000)        (319,000)

    Interest expense              123,000                      223,000                        559,000
                                ---------    ---------     -----------   -----------     ------------
                                  119,000      (54,000)        218,000      (116,000)         240,000
                                ---------    ---------     -----------   -----------     ------------

NET (LOSS)                      ($667,000)   ($663,000)    ($1,432,000)  ($1,320,000     ($10,203,000)
                                =========    =========     ===========   ===========     ============


Net loss per common share          ($0.14)      ($0.10)         ($0.30)       ($0.19)
                                =========    =========     ===========   ===========
Weighted average number of
    shares outstanding          5,367,415    7,636,785       5,367,415     7,603,193
                                =========    =========     ===========   ===========




                          CYTOCLONAL PHARMACEUTICS INC.
                          (a development stage company)

                            STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                             September 11,
                                                                                                 1991
                                                                 Six Months Ended             (Inception)
                                                                      June 30,                  through
                                                            -----------------------------       June 30,
                                                               1995              1996             1996
                                                            -----------       -----------     ------------
Cash flows from operating activities:
   Net (loss)                                               ($1,432,000)      ($1,320,000)    ($10,203,000)
   Adjustments to reconcile net (loss) to net
      cash (used in) operating activities:
         Depreciation and amortization                           56,000            57,000          511,000
         Amortization of debt discount                          106,000                            269,000
         Amortization of debt costs                             235,000                            554,000
         Value assigned to warrants and options                                                     16,000
         Equity in loss of joint venture                         11,000            12,000          205,000
         Changes in operating assets and
            liabilities:
               (Increase) decrease in other assets                1,000            (9,000)         (49,000)
               Increase in accounts payable
                   and accrued expenses                         324,000           155,000          390,000
                                                            -----------       -----------     ------------
                         Net cash (used in) operating
                            activities                         (699,000)       (1,105,000)      (8,307,000)
                                                            -----------       -----------     ------------
Cash flows from investing activities:
    Purchase of equipment                                                         (47,000)        (168,000)
    Investment in joint venture                                                                   (233,000)
                                                                              -----------     ------------
                        Net cash (used in) investing
                            activities                                            (47,000)        (401,000)
                                                                              ===========     ============
Cash flows from financing activities:
    Net proceeds from sales of preferred and
        common stock                                                                            13,750,000
    Proceeds from bridge loans, net of expenses                 758,000                          2,684,000
    Deferred registration costs                                (203,000)
    Repayment of bridge loans                                                                   (3,238,000)
    Principal payments of equipment notes                                                          (76,000)
    Dividends paid                                                                                (122,000)
                                                                                              ------------
                         Net cash provided by
                            financing activities                555,000                         12,998,000
                                                            -----------                       ------------

NET (DECREASE) IN CASH                                         (144,000)       (1,152,000)       4,290,000
Cash at beginning of period                                     395,000         5,442,000
                                                            -----------       -----------
CASH AT END OF PERIOD                                          $251,000        $4,290,000        4,290,000
                                                            -----------       -----------     ------------


                          CYTOCLONAL PHARMACEUTICS INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 1996
                                   (unaudited)

(1)      Financial Statement Presentation

         The unaudited financial statements of Cytoclonal Pharmaceutics Inc. (the "Company") herein have been prepared pursuant to the rules and regulations of the Securities and exchange Commission(SEC) and, in the opinion of management, reflect all adjustments (consisting only of normal recurring accruals) necessary to present fairly the results of operations for the interim periods presented. Certain information and footnote disclosures normally included in financial statements, prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations. However, management believes that the disclosures are adequate to make the information presented not misleading. These financial statements and the notes thereto should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995. The results for the interim periods are not necessarily indicative of the results for the full fiscal year.

(2)      New Agreements

         In February 1996, the Company entered into two license agreements with the Regents of the University of California, granting to the Company exclusive rights to: (1) a pending patent, entitled Inhibition of Cyst Formation by Cytoskeletal Specific Drugs that makes use of various drugs, one of which is Taxol and (2) technology in the field of Pharmacological Treatment of Polycystic Kidney Disease. Pursuant to the agreements, the Company paid license issue fees and must pay yearly license maintenance fees until the Company is commercially selling a product based on the technology, at which time a royalty based on net sales will be due.

         In July 1996, the Company entered into an agreement with the Washington State University Research Foundation ("WSURF") whereby the Company received an exclusive, world-wide license to technology related to genes for enzymes in the biosynthetic pathway for Taxol. The Company is required to pay WSURF a yearly license fee as well as royalties on commercial sales.

(3)      R & D Agreement Extended

         The June 1992, agreement between the Company and the University of Texas at Dallas ("UTD") has been extended through May 1998. Pursuant to the amended agreement, UTD performs certain research and development activities relating to anti-sense compounds and related technology for use in humans as therapeutic and diagnostic products.

(4)      Stock Option Plan

         In April 1996, the Board of Directors of the Company adopted the Cytoclonal Pharmaceutics Inc. 1996 Stock Option Plan (the 1996 Plan) subject to shareholder approval. The 1996 Plan, which was approved by a majority of shareholders on June 3, 1996, provides for 750,000 shares of common stock to be reserved for issuance to officers, employees, consultants and advisors of the Company. Each Director of the Company was granted 50,000 options to purchase shares at an exercise price of $4.125 per share. As of August 10, 1996, 550,000 shares are available for future grant and options to acquire 200,000 remain outstanding under the 1996 Plan. The Plan provides for the grant of incentive stock options intended to qualify as such under Section 422 of the Internal Revenue Code of 1986, as amended, and nonstatutory stock options which do not so qualify.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations



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

         The Company's plan of operation for the next 12 months will consist of research and development and related activities aimed at:

         o further increasing the Taxol yield from the Fungal Taxol Production System using alternative fermentation technologies, inducers, media and strain improvements using Taxol specific genes.

         o further development of a diagnostic test using the LCG gene and related MAb to test in vitro serum, tissue or respiratory aspirant material for the presence of cells which may indicate a predisposition to, or early sign of, lung or other cancers.

         o developing a humanized antibody specific for the protein associated with the LCG gene and, if successful, submission of an IND for clinical trials.

         o testing the TNF-PEG technology as an anti-cancer agent in animal studies.

         o further development of proprietary vectors which have been constructed for the expression of specific proteins that may be utilizable for vaccines for different diseases.

         o initiating animal studies of IL-T and IL-P and, if successful, submission of an IND for clinical trials.

         o continuing the funding of the research on anti-sense technology currently being conducted at the University of Texas at Dallas and testing of an idealized anti-sense algorithm under development.

         o development of technology licensed from the University of California, Los Angeles for taxol treatment of polycystic kidney disease.

         o making modest improvements to the Company's laboratory facilities.

         o hiring approximately three additional research technicians and a financial vice president.

         o seeking to establish strategic partnerships for the development, marketing, sales and manufacturing of the Company's proposed products.

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

         For the period from April 1, 1996 to June 30, 1996, the Company incurred a net loss $663,000 compared to a net loss of $667,000 for the same period in 1995. For the period from January 1, 1996 to June 30, 1996, the Company incurred a net loss of $1,320,000. The Company incurred a net loss of $1,432,000 for the six months ended June 30, 1995. The decrease from the previous year was attributable to an increase in interest income generated from the proceeds of the Company's initial public offering of November 1995 and a decrease in interest expense, partially offset by an increase in research and development expenses and general and administrative expenses. The Company expects to incur additional losses in the foreseeable future.

         The Company incurred general and administrative expenses of $262,000 and $327,000 for the three months ended June 1995 and June 1996, respectively and $615,000 and $707,000 for the six months ended June 1995 and June 1996, respectively. The increase was attributable to increased public relations and technology marketing costs, legal and professional fees and travel expenses, as well as, to the acquisition of Directors and Officers liability insurance.

         The Company incurred research and development expenses of $286,000 and $390,000 for the three months ended June 1995 and June 1996, respectively and $599,000 and $729,000 for the six months ended June 1995 and June 1996, respectively. The increase was attributable to an increase in the purchase of laboratory supplies, an increase in research salaries and an increase in license fees paid.

         The Company believes that the net proceeds remaining from its initial public offering of November 1995 will be sufficient to finance the Company's plan of operation for approximately 18 months. There can be no assurance that the Company will generate sufficient revenues to fund its operations after such period or that any required financings will be available, through bank borrowings, debt or equity offerings, or otherwise, on acceptable terms or at all.

                          PART II -- OTHER INFORMATION



Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On June 3, 1996, the stockholders of the Company held their annual meeting in Dallas, Texas. The holders of 5,320,197 shares of Common Stock and 643,573 shares of Preferred Stock were present or represented by proxy and, accordingly, a quorum was present and matters were voted on as follows:


a. The following persons were re-elected directors of the Company:

                                                          Common Stock                      Preferred Stock
                                                      For              Against            For            Against
                                                     --------------------------       -----------------------------
         Arthur P. Bollon, Ph.D.                     5,285,547         34,650           629,606           13,967
         Ira J.Gelb, M.D.                            5,285,547         34,650           629,606           13,967
         Irwin C. Gerson                             5,285,547         34,650           629,606           13,967
         Walter M. Lovenberg, Ph.D.                  5,285,547         34,650           629,606           13,967

b. The vote to ratify the 1996 Stock Option Plan passed. Votes totaling 4,230,030 shares Common Stock and 567,808 shares Preferred Stock were in favor of the ratification, 120,850 shares Common Stock and 63,560 shares Preferred Stock were against it, and 27,150 shares Common Stock and 12,205 shares Preferred Stock abstained.

c. The vote to ratify the reappointment of Richard A.Eisner & Company as independent auditors for the year ending December 31, 1996 also passed. Votes totaling 5,288,097 shares Common Stock and 631,368 shares Preferred Stock were in favor of the ratification, 7,700 shares Common Stock and 6,987 shares Preferred Stock were against it, and 24,400 shares Common Stock and 5,218 shares Preferred Stock abstained.


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



                                                 CYTOCLONAL PHARMACEUTICS INC.



Date: August 14, 1996                             /s/ Daniel M. Shusterman
                                                 -------------------------
                                                 Daniel M. Shusterman
                                                 Vice President of Operations,
                                                 Treasurer and Chief Financial
                                                 Officer