Form 10QSB
period 1996-09-30
CYTOCLONAL PHARMACEUTICS INC /DE
filed 1996-11-14
CIK 944809

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      September 30, 1996
                              ------------------------------

[  ]     TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT
For the transition period from                to
                              ----------------  ------------------------

Commission file number      0-26918
                      ------------------------------------------------

                          CYTOCLONAL PHARMACEUTICS INC.
        -----------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)


         Delaware                                    75-2402409
--------------------------------                 ---------------------
(State or Other jurisdiction of                    (I.R.S. Employer
 incorporation or Organization)                  Identification Number)

           9000 Harry Hines Boulevard, Suite 330, Dallas, Texas 75235
-------------------------------------------------------------------------------
                    (Address of Principal Executive Offices)

                                 (214)-353-2922
-------------------------------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

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

Yes        X          No
   -----------------    ------------------

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 7,675,281 shares of common stock, $.01 par value, outstanding as of November 4, 1996.
-------------------------------------------------------------------------------

         Transitional Small Business Disclosure Format (check one):

Yes                  No          X
    ----------------    --------------------

                          CYTOCLONAL PHARMACEUTICS INC

                                TABLE OF CONTENTS


                                                                                Page(s)
                                                                                -------
PART I.  FINANCIAL INFORMATION

         Item 1 --  Financial Statements:

                    Condensed Balance Sheets as of September 30, 1996
                      (unaudited) and December 31, 1995                            3

                    Condensed Statements of Operations for the Three
                      Months Ended September 30, 1995 and 1996 (unaudited)
                      and for the Nine Months Ended September 30, 1995
                      and 1996 (unaudited)and the Period From September
                      11, 1991 (Inception) Through September 30, 1996              4

                    Condensed Statements of Cash Flows for the Nine
                      Months Ended September 30, 1995 and 1996 (unaudited)
                      and the Period From September 11, 1991
                      (Inception) Through September 30, 1996                       5

                    Notes to Financial Statements                                6-7

         Item 2 --  Management's Discussion and Analysis of Financial
                      Condition and Results of Operations                        8-9


PART II.  OTHER INFORMATION

         Item 6 -- Exhibits and Reports on Form 8-K                               10

Signatures                                                                        11

Exhibit 11                                                                        12

Item 1.  Financial Statements

                          CYTOCLONAL PHARMACEUTICS INC.
                          (a development stage company)

                                 BALANCE SHEETS

                                                              December 31,         September 30,
                                                                  1995                1996
                                                              ------------         -------------
                          ASSETS                                                   (unaudited)
Current assets:

   Cash                                                        $5,442,000            $3,741,000

   Prepaid expenses and other current assets                       31,000                15,000
                                                               ----------            ----------
          Total current assets                                  5,473,000             3,756,000

Equipment, net                                                     60,000                94,000

Patent rights, less accumulated amortization of
    $312,000 and $370,000                                         938,000               880,000

Investment in joint venture - at equity                            39,000                21,000

Other assets                                                        5,000                 6,000
                                                               ----------            ----------
          T O T A L                                            $6,515,000            $4,757,000
                                                               ==========            ==========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:

   Accounts payable and accrued expenses                          235,000               517,000

Royalties payable                                               1,250,000             1,250,000
                                                               ----------            ----------
          Total liabilities                                     1,485,000             1,767,000
                                                               ----------            ----------
Stockholders' equity:

   Preferred stock - $.01 par value, 10,000,000 shares
       authorized; 1,268,787 and 1,271,240 shares of
       Series A convertible preferred issued and
       outstanding at December 31, 1995 and
       September 30, 1996, respectively (liquidation
       value $3,172,000 and $3,178,000 at                          13,000                13,000
       December 31, 1995 and September 30, 1996, respectively)

   Common Stock - $.01 par value, 30,000,000 shares
       authorized: 7,563,500 and 7,687,932 shares issued
       and outstanding at December 31, 1995 and
       September 30, 1996, respectively                            76,000                77,000

Additional paid-in capital                                     13,903,000            13,990,000

Deficit accumulated during the development stage               (8,962,000)          (11,090,000)
                                                               ----------            ----------
          Total Stockholders' Equity                            5,030,000             2,990,000

          T O T A L                                            $6,515,000            $4,757,000
                                                               ==========            ==========

                          CYTOCLONAL PHARMACEUTICS INC.
                          (a development stage company)

                             STATEMENT OF OPERATIONS
                                   (unaudited)



                                                                                                  September 11,
                                                                                                      1991
                                     Three Months Ended           Nine Months Ended               (inception)
                                        September 30,               September 30,                    through
                                  -----------------------      -------------------------           September 30,
                                    1995           1996           1995           1996                  1996
                                  --------       --------      ---------       ----------           ----------
Operating Expenses:
    Research and development      $282,000       $454,000       $881,000       $1,183,000           $5,914,000
    General and administrative     273,000        403,000        888,000        1,110,000            4,906,000
                                 ---------      ---------    -----------      -----------         ------------
                                   555,000        857,000      1,769,000        2,293,000           10,820,000
                                 ---------      ---------    -----------      -----------         ------------
Other (Income) expenses:
    Interest (income)               (1,000)       (49,000)        (6,000)        (165,000)            (368,000)

    Interest expense               124,000                       347,000                               559,000
                                 ---------      ---------    -----------      -----------         ------------
                                   123,000        (49,000)       341,000         (165,000)             191,000
                                 ---------      ---------    -----------      -----------         ------------

NET (LOSS)                       ($678,000)     ($808,000)   ($2,110,000)     ($2,128,000)        ($11,011,000)
                                 =========      =========    ===========      ===========         ============
Net loss per common share           ($0.14)        ($0.12)        ($0.44)          ($0.31)
                                 =========      =========    ===========      ===========
Weighted average number of
    shares outstanding           5,249,000      7,687,000      5,328,000        7,631,000
                                 =========      =========    ===========      ===========

                          CYTOCLONAL PHARMACEUTICS INC.
                          (a development stage company)

                            STATEMENTS OF CASH FLOWS
                                   (unaudited)


                                                                                                September 11,
                                                                                                   1991
                                                                  Nine Months Ended             (Inception)
                                                                     September 30,                through
                                                             ------------------------------     September 30,
                                                                 1995              1996             1996
                                                             ------------      ------------     -------------
Cash flows from operating activities:
   Net (loss)                                                ($2,110,000)      ($2,128,000)     ($11,011,000)
   Adjustments to reconcile net (loss) to net
      cash (used in) operating activities:
         Depreciation and amortization                            85,000            86,000           540,000
         Amortization of debt discount                           162,000                 0           269,000
         Amortization of debt costs                              318,000                 0           554,000
         Value assigned to warrants and options                        0            88,000           104,000
         Equity in loss of joint venture                          17,000            18,000           211,000
         Changes in operating assets and
            liabilities:
               (Increase) decrease in other assets                 1,000            15,000           (25,000)
               Increase in accounts payable
                   and accrued expenses                          594,000           282,000           517,000
                                                             -----------       -----------      ------------
                         Net cash (used in) operating
                            activities                          (933,000)       (1,639,000)       (8,841,000)
                                                             -----------       -----------      ------------
Cash flows from investing activities:
    Purchase of equipment                                              0           (62,000)         (183,000)
    Investment in joint venture                                        0                 0          (233,000)
                                                             -----------       -----------      ------------
                        Net cash (used in) investing
                            activities                                 0           (62,000)         (416,000)
                                                             ===========       ===========      ============
Cash flows from financing activities:
    Net proceeds from sales of preferred and
        common stock                                                   0                 0        13,750,000
    Proceeds from bridge loans, net of expenses                  758,000                 0         2,684,000
    Deferred registration costs                                 (213,000)                0                 0
    Repayment of bridge loans                                          0                 0        (3,238,000)
    Principal payments of equipment notes                              0                 0           (76,000)
    Dividends paid                                                     0                 0          (122,000)
                                                             -----------       -----------      ------------
                         Net cash provided by
                            financing activities                 545,000                 0        12,998,000
                                                             -----------       -----------      ------------

NET (DECREASE) IN CASH                                          (388,000)       (1,701,000)        3,741,000
Cash at beginning of period                                      395,000         5,442,000                 0
                                                             -----------       -----------      ------------
CASH AT END OF PERIOD                                             $7,000        $3,741,000        $3,741,000
                                                             ===========       ===========      ============

                          CYTOCLONAL PHARMACEUTICS INC.
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 1996
                                   (unaudited)

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

         In June 1996, the Company entered into a Patent License Agreement with the Board of Regents of the University of Texas System whereby the Company received an exclusive royalty-bearing license to manufacture, have manufactured, use, sell and/or sublicense products related to a U.S. patent Application entitled "A Method for Ranking Sequences to Select Target Sequence Zones of Nucleic Acids." The technology has identified optimum regions within genes to bind Antisense products. Antisense products are under development to control genes involved inhuman diseases such as cancer, diabetes or AIDS. This discovery potentially has broad applications to many human and viral genes involved in human disease.

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

(4)      Stock Option Plan

         In April 1996, the Board of Directors of the Company adopted the Cytoclonal Pharmaceutics Inc. 1996 Stock Option Plan (the 1996 Plan) subject to shareholder approval. The 1996 Plan, which was approved by a majority of shareholders on June 3, 1996, provides for 750,000 shares of common stock to be reserved for issuance to officers, employees, consultants and advisors of the Company. Each Director of the Company was granted 50,000 options to purchase shares at an exercise price of $4.125 per share. As of November 5, 1996, 515,000 shares are available for future grant and options to acquire 235,000 remain outstanding under the 1996 Plan. The Plan provides for the grant of incentive stock options intended to qualify as such under Section 422 of the Internal Revenue Code of 1986, as amended, and nonstatutory stock options which do not so qualify.

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

         The Company's plan of operation for the next 12 months will consist of research and development and related activities aimed at:

         o optimizing Taxol production from the Fungal Taxol Production System using fermentation technologies, inducers, media and strain improvements using Taxol specific genes, such as the Taxidiene Synthase gene.

         o establishing a diagnostic test using the LCG gene and related MAb to test in vitro serum, tissue or respiratory aspirant material for the presence of cells which may indicate a predisposition to, or early sign of, lung or other cancers.

         o developing a humanized antibody specific for the protein associated with the LCG gene and, if successful, submission of an IND for clinical trials.

         o further development of proprietary vectors which have been constructed for the expression of specific proteins that may be utilizable for vaccines for different diseases using Mycobacteria recipient strains.

         o further development of antisense algorithm under contract at the University of Texas and identification of optimum antisense reagents for various human genes of commercial value.

         o further animal studies at University of California, Los Angeles for taxol treatment of polycystic kidney disease.

         o development of TNF-PEG technology as an anti-cancer agent.

         o development of IL-T and IL-P.

         o making modest improvements to the Company's laboratory facilities.

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

         For the period from July 1, 1996 to September 30, 1996, the Company incurred a net loss $808,000 compared to a net loss of $678,000 for the same period in 1995. For the period from January 1, 1996 to September 30, 1996, the Company incurred a net loss of $2,128,000. The Company incurred a net loss of $2,110,000 for the nine months ended September 30, 1995. The increase from the previous year was attributable to an increase in research and development expenses and general and administrative expenses, partially offset by interest income generated from the proceeds of the Company's initial public offering of November 1995 and a decrease in interest expense. The Company expects to incur additional losses in the foreseeable future.

         The Company incurred general and administrative expenses of $273,000 and $403,000 for the three months ended September 1995 and September 1996, respectively and $888,000 and $1,110,000 for the nine months ended September 1995 and September 1996, respectively. The increase was attributable to increased public relations and technology marketing costs, legal and professional fees, travel expenses, as well as, to the acquisition of Directors and Officers liability insurance, partially offset by a decrease in financing costs.

         The Company incurred research and development expenses of $282,000 and $454,000 for the three months ended September 1995 and September 1996, respectively and $881,000 and $1,183,000 for the nine months ended September 1995 and September 1996, respectively. The increase was attributable to an increase in the purchase of laboratory supplies, an increase in research salaries, license fees paid to the Regents of University of California and WSURF and an increase in contract research and development expenses paid to UTD. Included in the research and development expense for the three months ended September 1996 was a noncash charge of $42,000 related to the valuation of warrants issued to WSURF.

         The Company believes that the net proceeds remaining from its initial public offering of November 1995 will be sufficient to finance the Company's plan of operation for approximately 12 months. There can be no assurance that the Company will generate sufficient revenues to fund its operations after such period or that any required financings will be available, through bank borrowings, debt or equity offerings, or otherwise, on acceptable terms or at all.

         Statements in this report that are not descriptions of historical facts may be forward-looking statements that are subject to risks and uncertainties. Actual results could differ materially from those currently anticipated.

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



                                                CYTOCLONAL PHARMACEUTICS INC.



Date: November 14, 1996                          /s/ Daniel M. Shusterman
                                                -------------------------
                                                Daniel M. Shusterman
                                                Vice President of Operations,
                                                Treasurer and Chief Financial
                                                Officer