Form 10KSB40
period 1996-12-31
CYTOCLONAL PHARMACEUTICS INC /DE
filed 1997-03-28
CIK 944809

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB


[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 (Fee Required)

     For the fiscal year ended December 31, 1996

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)

     For the transition period from                 to
                                    ----------------

     Commission File No. 0-26918


                          Cytoclonal Pharmaceutics Inc.
                 ----------------------------------------------
                 (Name of small business issuer in its charter)


        Delaware                                             75-2402409
-------------------------------                           --------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization                             Identification No.)

9000 Harry Hines Boulevard, Suite 330, Dallas, Texas             75235
----------------------------------------------------           ----------
(Address of principal executive offices)                       (Zip Code)

Issuer's Telephone Number, including Area Code  (214) 353-2922
                                               ----------------

Securities registered under Section 12(b) of the Exchange Act:

      Title of each class           Name of each exchange on which registered
      -------------------           -----------------------------------------
             N/A                                      N/A

Securities registered under Section 12(g) of the Exchange Act:

                           Common Stock $.01 par value
                           ---------------------------
                                (Title of Class)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes   X   No
                                                               -----   -----

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year. $216,000 (Interest Income)

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked price of such stock, as of March 19, 1997. $23,474,289.



      ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS
                                       N/A


                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

State the number of shares outstanding of each of the issuer's classes of common equity, as of March 19, 1997. 8,105,801 shares of Common Stock, $.01 par value.
                             --------------------------------------------------

Transitional Small Business Disclosure Format: Yes    No  x
                                                  ----  -----

                       DOCUMENTS INCORPORATED BY REFERENCE
                                       N/A

ITEM 1. Description of Business

General

         Cytoclonal Pharmaceutics Inc. ("CPI" or the "Company") is a development stage biopharmaceutical company focusing on the development of diagnostic and therapeutic products for the identification, treatment and prevention of cancer and infectious diseases. To date, the Company has been involved solely in research and development activities relating to several products that are at various stages of development. The Company's research and development activities relate principally to its proprietary fungal paclitaxel production system, its diagnostic and imaging lung cancer products, Human Gene Discovery Program and its Vaccine program. Taxol(TM) (the brand name for Paclitaxel) has been designated by the National Cancer Institute as the most important cancer drug introduced in the past ten years.

         The Company's strategy is to focus on its (i) Fungal Paclitaxel Production System program since Paclitaxel has been approved by the FDA as a treatment for refractory breast and ovarian cancer; and (ii) Human Gene Discovery Program, including a proprietary cancer related gene ("LCG gene") and related monoclonal antibody ("MAb") addressing the need for diagnosis and treatment of lung cancer, the second most common form of cancer and its Vaccine program. Other programs which involve tumor necrosis factor - polyethylene glycol ("TNF-PEG"), a fusion protein ("IL-T"), a potential anti-leukemia drug ("IL-P") and anti-sense therapeutics are being pursued at modest levels. These other programs may serve as platforms for future products and/or alternatives to the two primary programs if unforeseen problems develop. In addition, several of the technologies under development are complementary and could possibly potentiate each other.

         The Company was created in 1991 to acquire rights to certain proprietary cancer and viral therapeutic technology ("Wadley Technology") developed at the Wadley Institutes in Dallas, Texas ("Wadley"). See "-- Collaborative Agreements -- WadTech." Through its own research and development efforts and agreements with other research institutions and biotechnology companies, the Company has acquired and/or developed additional proprietary technology and rights. The Company has not developed any commercial products, will require significant additional financing to complete development and obtain regulatory approvals for its proposed products which, if ever received, can take several years.

         In February 1996, the Company obtained exclusive rights to a technology and pending patent developed at the University of California, Los Angeles for the Paclitaxel treatment of polycystic kidney disease.

         In June 1996, the Company entered into a Patent License Agreement (the "Regents Agreement") with the Board of Regents of the University of Texas System ("Regents") whereby the Company received an exclusive royalty-bearing license to manufacture, have manufactured, use, sell and/or sublicense products related to a U.S. Patent Application entitled "A Method for Ranking Sequences to Select Target Sequence Zones of Nucleus Acids." The technology has identified optimum regions within genes to bind anti-sense products. Anti-sense products are under development to control genes involved in human diseases such as cancer, diabetes, or AIDS. A patent application has been filed on this technology. This discovery potentially has broad applications to many human and viral genes involved in human disease.

         In July 1996, the Company entered into an agreement with the Washington State University Research Foundation ("WSURF") whereby the Company received an exclusive, world-wide license to use and/or sublicense patented technology or prospective patented technology (the "WSURF Technology") related to genes for enzymes and the associated gene products, including the enzymes, in the biosynthetic pathway for Paclitaxel from the yew tree. This gene will be used along with a related fungal gene region to further optimize the Fungal Paclitaxel Production System.

         The Company was originally incorporated in the state of Texas in September 1991 as Bio Pharmaceutics, Inc. In November 1991, the Company changed its name to Cytoclonal Pharmaceutics Inc. The Company was reincorporated in Delaware by merger into a wholly-owned Delaware subsidiary in January 1992.

Research and Development Programs

         Fungal Paclitaxel Production System Program

         Scientists at the Company in collaboration with the inventors of the fungal Paclitaxel technology (the "Fungal Paclitaxel Technology"), have developed a system for the production of Paclitaxel (the "Fungal Paclitaxel Production System") utilizing microbial fermentation. Microbial fermentation is considered one of the most cost effective systems for drug production. The Company's objective under this program is to become a low-cost, high volume producer of Paclitaxel.

         Presently, Paclitaxel is made from the inner bark and needles of the slow-growing Pacific yew tree. Supplies of Paclitaxel are limited and it is expensive. The Fungal Paclitaxel Technology licensed by the Company utilizes a Paclitaxel producing micro-organism, specifically the fungus Taxomyces andreanae. This fungus was initially isolated from a Pacific yew tree and has been adapted to grow independently from the yew tree utilizing fermentation processes. Detailed chemical analysis of the Paclitaxel produced by the fungus indicates chemical equivalency to Taxol(TM) produced from the Pacific yew tree. Science, 260, 214-216 (1993).

         The Paclitaxel producing fungus was discovered by Dr. Gary Strobel from Montana State University ("MSU"), Dr. Andrea Stierle from MSU and Montana College of Mineral Science and Technology ("MCMST") and Dr. Donald Stierle of MCMST. Drs. Stierle and Dr. Strobel assigned their rights to the Fungal Paclitaxel Technology to Research & Development Institute, Inc. ("RDI"), a non-profit corporation which manages intellectual property for MSU and MCMST. RDI was issued a U.S. patent on the Fungal Paclitaxel Technology on June 21, 1994 covering the method of isolating the fungus which produces Paclitaxel, the use of the fungus to make Paclitaxel, and the method of producing Paclitaxel from the fungus. In June 1993, RDI granted the Company worldwide exclusive rights to the Fungal Paclitaxel Technology and technologies related thereto. See "-- Collaborative Agreements -- RDI." It has been reported that over ten companies, including several major pharmaceutical companies, were competing to license this technology. The Company believes that the experience of Dr. Arthur Bollon, the Company's Chairman, President and Chief Executive Officer, in the area of fungi, which originated from his Post-Doctoral Fellowship at Yale University, combined with the research and development activities of the Company in anti-cancer products, contributed to the Company obtaining the Fungal Paclitaxel Technology.

         The Fungal Paclitaxel Production System also produces certain compounds called Taxanes which can be precursors to Paclitaxel or related compounds like Taxotere. These compounds are under investigation by several entities, including Rhone-Poulenc Rorer Pharmaceuticals, Inc., which is developing Taxotere as a therapeutic for use in the treatment of lung cancer.

         Development efforts are continuing with respect to the Fungal Paclitaxel Production System with the goal of generating commercial quantities of Paclitaxel at reduced cost. Scientists at the Company, in conjunction with the inventors of the Fungal Paclitaxel Technology, have increased the level of Paclitaxel production over 3,000 fold from the initial levels of production under the Fungal Paclitaxel Production System. Media, growth conditions and strain improvements continue to be used to improve the Fungal Paclitaxel Production System. The Company's participation in this development program is under the direction of Dr. Rajinder Sidhu, Director of the Company's Fungal Paclitaxel Program, and Dr. Arthur Bollon, the Company's Chairman. In February 1996, the Company entered into two license agreements with the Regents of the University of California, granting to the Company exclusive rights to: (1) a pending patent, entitled Inhibition of Cyst Formation By Cytoskeletal Specific Drugs that makes use of various drugs, one of which is Paclitaxel and (2) technology in the field of Pharmacological Treatment for Polycystic Kidney Disease. See "UCLA License Agreements".

         Furthermore, in July 1996 the Company entered into an exclusive license agreement with Washington State University granting the Company the exclusive rights to a gene isolated from the Yew tree by Dr. Rodney Croteau. The gene codes for the enzyme Taxadiene Synthase which is involved in a critical step for Paclitaxel production. The gene and a related gene region isolated by the Company is expected to be utilized to further increase the efficiency of Paclitaxel synthesis by the fungus. Manipulation of genes by genetic engineering have greatly improved production of pharmaceutical products such as antibiotics and human interferon and insulin.

         The National Cancer Institute ("NCI") has recognized Taxol(TM) as one of the most important cancer drugs discovered in the past decade. Paclitaxel, although not a cure for cancer, promotes the assembly of cellular microtubules so fast growing cells such as cancer cells are unable to divide and proliferate. This mode of action is in contrast to most cancer drugs which target the cell nucleus or DNA. Paclitaxel has proven to be effective in treating refractory (treatment-resistant) ovarian and breast cancers and, in preliminary clinical trials, has shown potential for treating refractory non-small cell lung cancer ("NSCLC") and certain other cancers. Due to its different mode of action, Paclitaxel is being tested in combination therapy with other cancer therapeutic drugs.

         Evidence to date has shown that Paclitaxel is generally well tolerated by patients with reduced side effects compared to other chemotherapy treatments. Considering that no currently available anticancer agents are free from toxicity, Paclitaxel's comparative safety profile suggests substantial improvements in quality of life for patients who must undergo chemotherapy. Nevertheless, hypersensitivity reactions and other side effects have been noted during Paclitaxel administration. Reactions are characterized by transient hypotension and an allergic type response, which appear to cease upon stopping drug administration. Premedication effectively minimizes or eliminates this problem, although side effects may nevertheless limit Paclitaxel use in some patients. In addition, Paclitaxel has been shown to produce peripheral neuropathy (loss of sensation or pain and tingling in the extremities) and neutropenia (low white blood cell counts), which also may, in certain cases, limit Paclitaxel's use.

         In June 1991, the NCI formalized a Collaborative Research and Development Agreement ("CRADA") for development of Paclitaxel with Bristol-Myers Squibb Company, Inc. ("Bristol-Myers") as its pharmaceutical manufacturing and marketing partner. This CRADA granted to Bristol-Myers the exclusive use of NCI's clinical data relating to Paclitaxel in seeking approval from the FDA, which significantly shortened the approval process and prevented any other party from obtaining FDA approval using the NCI data. Bristol-Myers received FDA approval for the commercial sale of its Paclitaxel as a treatment for refractory ovarian cancer in December 1992 and for refractory breast cancer in April 1994. Since December 1992, Bristol-Myers has been the sole source of Paclitaxel for commercial purposes. It is the Company's understanding that Bristol-Myers is currently conducting clinical trials required for FDA approval of Paclitaxel for treating other cancers.

         The exclusive right of Bristol-Myers to the NCI clinical data expires in December 1997 when the FDA will begin accepting Abbreviated New Drug Applications ("ANDAs") for the approval of Paclitaxel produced by others based on a showing of bioequivalency to the commercial Paclitaxel approved by the FDA. The Company believes, though there can be no assurances, that it will be able to show bioequivalency based, in significant part, upon the chemical equivalence of its Paclitaxel produced under the Fungal Paclitaxel Production System to the Paclitaxel produced from the Pacific yew tree. Under regulations of the FDA, approval of a generic drug from a new production source can be submitted by an ANDA where the generic drug from the new source contains the same active ingredient as that in the pioneer drug. In addition, information must be submitted showing similar indications, routes of administration, dosage form and strength, and that the generic drug is "bioequivalent" to the pioneer drug. Also included in the ANDA submission is information concerning manufacturing, processing and packaging required in NDA applications. Additional safety and efficacy information is usually not required. However, there can be no assurance that the Company will not be required to submit such information or that any ANDA submitted by the Company will be approved.

         Alternative production systems for Paclitaxel, such as plant cell culture, complete synthesis and improved processing of yew tree material, are under investigation by others and there can be no assurance that such alternative methods will not be developed prior to the Company's proposed method or that they will not prove more efficient and cost effective than the method being developed by the Company.

         Human Gene Discovery Program/Lung Cancer Program

         The Company's Human Gene Discovery Program focuses on identifying and isolating human genes by utilizing biological markers employing MAbs and analyzing cellular activities associated with the cause or treatment of various diseases. Genes play an important role in the development of a variety of therapeutics, diagnostics and other products and services. Proteins expressed by genes are the targets of many drugs. As a result, the identification of proteins can play an important role in the development of drugs and drug screens. The identification of genes that code for proteins that may be missing or defective can enable the development of therapeutics for genetic diseases. In addition, identification of genes that may predispose a person to a particular disease may enable the development of diagnostic tests for the disease.

         One of the central features of the Company's Human Gene Discovery Program is its proprietary human gene expression libraries. Currently, these libraries consist of over 50,000 human gene clones isolated by the Company through extracting expressed messenger RNA from human tissue and cells in different development stages and in normal and diseased states. By comparing the genes expressed from tissue in different physiological states (e.g., diseased and normal), the Company hopes to identify genes that are expressed during different stages of a disease and that could serve as components of diagnostic tests or as targets for therapeutic drugs. Thus, the Company's Human Gene Discovery Program concentrates on gene products with associated biological or medical use as opposed to only DNA sequences. At present the Company is focusing on creating MAb and DNA probes products for diagnostic and imaging applications.

         The Company is developing a proprietary MAb (the "LCG MAb") which recognizes a specific protein (the "LCG protein") on the surface of some lung cancer cells, such as NSCLC which is believed to represent approximately 65% of lung cancers. In addition, the cancer related human gene ("LCG gene") that makes this surface protein, has been isolated by CPI scientists by a process CPI calls Retroselection. The specificity of the LCG protein to some lung cancers is based on studies on biopsy material, biodistribution studies on animal model systems and Phase I clinical trials. A U.S. patent for the LCG gene, filed by the Company in July 1994, was issued on December 31, 1996.

         The LCG gene and LCG MAb are being developed by the Company as a potential diagnostic product to test in vitro serum, tissue or respiratory aspirant material for presence of cells which may indicate a predisposition or early sign of lung cancer. The LCG MAb is also being developed as an in vivo imaging agent for lung cancer. An imaging agent may assist physicians in establishing the location of a cancer and if the cancer has spread to other sites in the body. In Phase I human clinical trials performed at Wadley, the LCG MAb made from mouse cells and labelled with a radioactive marker showed strong specificity in 5 of 6 patients. In these trials, the LCG MAb bound to the lung cancer but was not detectable for normal lung cells. These clinical studies will be expanded with a human-related form of the LCG MAb which is presently under development by the Company. Working with cells in culture, the Company is studying whether the LCG gene itself may be potentially useful as a DNA probe to test for the presence of the LCG gene expression where the LCG protein has not been made or has been made at low levels.

         Additional potential products under development using the LCG gene and LCG MAb are products for the delivery of therapeutic drugs such as Paclitaxel and/or TNF-PEG to the cancer. The involvement of the LCG gene in the formation and metabolism of the lung cancer is also under investigation. In addition, the LCG protein could possibly be used as an antigen for a vaccine against NSCLC. The Company has deferred plans to initiate testing in animal model systems and conducting clinical trials since successful development of vaccine applications will take significant additional research and development efforts and expenditures.

         The Human Gene Discovery Program is also being used to isolate additional novel cancer related genes utilizing specific MAbs for breast and ovarian cancer and melanoma which are proprietary to the Company. A U.S. patent for the melanoma MAb was issued to WadTech and assigned to the Company. See "-- Collaborative Agreements -- WadTech."

         The Human Gene Discovery Program is conducted under the direction of Dr. Richard Torczynski, along with Dr. Bollon. Dr. Torczynski and Dr. Bollon have extensive experience isolating human genes including IFN-WA, a novel interferon, and the LCG gene. The human-related form of the LCG MAb is under the direction of Dr. Susan Berent.

         Other Programs

         In addition to its Fungal Paclitaxel Production System Program and Human Gene Discovery Program/Lung Cancer Program, the Company is pursuing other programs at modest levels which may serve as platforms for the development of future products and/or alternatives to such primary programs. These include Vaccine Program, Anti-sense Therapeutics Program, TNF-PEG: Broad Range Anticancer Drug Program, IL-T: Prevention of Radiation and Chemotherapy Damage Program and IL-P Anti-leukemic Product Program.

         Vaccine Program. The main objective of the Company's vaccine program is to develop genetically engineered live vaccines for diseases that are life threatening. CPI's current strategy consists of (i) identifying bacterial host strains that are the best suited for delivering recombinant immunogens and cancer markers; (ii) developing proprietary cloning and expression vectors that can transfer, maintain and express recombinant immunogens and cancer markers in the delivery system; and (iii) cloning genes for specific immunogens or cancer markers into the vectors and testing the vaccine system in appropriate animal models and, if successful, commencing clinical trials.

         The Company has identified three host strains of mycobacteria that appear well suited for expressing and delivering protein and lipid antigens. Furthermore, CPI has constructed plasmid and phage based cloning vectors and developed reproducible transformation techniques for the host strains. These vectors have large cloning capacities and are highly efficient in transformation. Potential antigens for cancer markers are the proprietary LCG gene and other cancer genes for breast cancer and melanoma which are under development by the Company. The Company's goal is to license, as licensor and licensee, new cancer specific marker genes and to enter into strategic partnerships to develop vaccines for infectious diseases, such as tuberculosis.

         These vaccine studies are under the direction of Dr. Labidi, who is director of the Company's vaccine program. Dr. Labidi, who received his Ph.D. in Microbiology from the Pasteur Institute, in Paris, France, was one of the early investigators to establish the plasmid profile of several mycobacterium species and was the first to isolate, characterize and sequence the mycobacterium plasmid pAL5000 which has contributed to mycobacterium cloning and expression vectors. Working with the Company and Dr. Labidi is Dr. Hugo David, a consultant to the Company and a member of its Scientific Advisory Board. Dr. David was formerly the head of the tuberculosis program at the Center for Disease Control
(CDC) in the U.S. and at the Pasteur Institute. The Company is establishing research support for Dr. David's work on a new vaccine for tuberculoses.

         Anti-sense Therapeutics Program. Anti-sense has the potential of regulating genes involved in various disease states. The Company is sponsoring anti-sense research and development under the direction of Dr. Donald Gray, Professor of Molecular and Cell Biology at University of Texas at Dallas. The Company had a right of first refusal for an exclusive worldwide license for the technology developed in connection with these research activities in. The Company has exercised right in June 1996 and has obtained an exclusive world-wide license for certain anti-sense technology developed by Dr. Gray. Pursuant to this program, Dr. Gray has developed, and a patent application has been submitted covering, proprietary technology which may improve the efficiency of anti-sense reagents potentially applicable to a broad spectrum of diseases. The capability has recently been computerized, which will be contained in a related patent continuation-in-part. See "-- Collaborative Agreements -- University of Texas."

         TNF-PEG: Broad Range Anticancer Drug Program. TNF is a natural immune protein (cytokine) made by human cells. It has been found to kill in vitro a high percentage of different cancer cells compared to normal cells and is one of the most potent anticancer agents tested in animals. CPI has TNF technology, including TNF analogs, which the Company believes are proprietary and which were developed at Wadley utilizing a genetically engineered bacteria and developed further by Lymphokine Partners Limited, a partnership set up by an affiliate of Wadley and Phillips Petroleum Company (the "Wadley/Phillips Partnership"). CPI acquired this technology from Wadley Technologies, Inc. ("WadTech"). See "-- Collaborative Agreements -- WadTech." Phase I and II human clinical trials were performed at Wadley using 23 patients with different kinds of cancer. These studies, as well as studies on TNF technology developed by others, showed no therapeutic benefit from TNF in humans because of the high toxicity of TNF at therapeutic doses and its relatively short half life (approximately 30 minutes) at lower doses.

         Pursuant to a research collaboration (the "Enzon Agreement") with Enzon, Inc. ("Enzon"), the Company and Enzon are developing an anticancer agent combining the Company's TNF technology with Enzon's patented polyethylene glycol ("PEG") technology. See "-- Collaborative Agreements -- Enzon." The PEG process involves chemically attaching PEG, a relatively non-reactive and non-toxic polymer, to proteins and certain other biopharmaceuticals for the purpose of enhancing their therapeutic value. Attachment of PEG helps to disguise the proteins and to reduce their recognition by the immune system, thereby generally lowering potential immunogenicity. Both the increased molecular size and lower immunogenicity result in extended circulating blood life, in some cases from minutes to days. The PEG technology is a proven technology covered by patents held by Enzon. To the Company's knowledge, Enzon has two products on the market using PEG, namely, PEG-adenosine deaminase, for treatment of the immune deficiency disease know as the "bubble boy," and PEG-Asparaginase, a cancer chemotherapeutic drug. In preliminary animal studies at Sloan-Kettering Institute for Cancer Research ("Sloan-Kettering"), a TNF-PEG construct has been tested in an animal cancer model system and was shown to kill tumors with possibly reduced toxicity. See "-- Collaborative Agreements -- Sloan-Kettering." The results of these studies will be confirmed and expanded and, if the TNF-PEG does result in longer half life and reduced toxicity, an IND for clinical trials is expected to be submitted by the Company and/or Enzon during 1997. There can, however, be no assurance that similar results will be found in humans. The Enzon Agreement also involves directing TNF-PEG to human cancers using Enzon's proprietary single chain antibodies.

         The Enzon Agreement involves equal sharing of revenue from sales of TNF-PEG if both parties contribute equally to its development, which is CPI's intention. There can, however, be no assurance that the Company will have the financial resources to meet such obligations. The Enzon Agreement also specifies that Enzon will work with only CPI on the construction of TNF-PEG, unless CPI consents to Enzon working with a third party. See "-- Collaborative Agreements -- Enzon."

         IL-T: Prevention of Radiation and Chemotherapy Damage Program. This program involves a novel protein called IL-T. CPI and the Wadley/Phillips Partnership constructed IL-T through genetic engineering by fusing together parts of two human immune proteins ("cytokines"), Interleukin and TNF. The Company is testing various combinations of cytokines for improved protection against radiation and chemotherapy damage. The IL-T protein has been tested in animal studies for protection against radiation damage at Sloan-Kettering and these studies are expected to continue. Following animal studies contemplated to occur in 1997, confirmation of protection against radiation damage could potentially lead to filing in 1997 an investigational new drug ("IND") application with the FDA followed by Phase I clinical trials. Products proprietary to others have shown protection against radiation damage and to potentiate weakened immune cells. The Company has filed a patent application for IL-T. See "-- Collaborative Agreements -- WadTech" and "-- Collaborative Agreements -- Sloan-Kettering."

         IL-P Anti-Leukemic Product Program. Through its joint venture with Pestka Biomedical Laboratories, Inc. ("Pestka"), the Company is participating in the development of a novel anti-leukemic drug known as ("IL-P"). This research and development involves the application of certain phosphorylation technology developed at Pestka and licensed to the joint venture to interleukin-2. Various constructs of IL-P have been tested at Pestka and the Company expects to provide additional funding to the joint venture for the continuation of such tests. See "-- Collaborative Agreements -- Cytomune."

         For the fiscal years ended December 31, 1996 and 1995, the Company incurred $1,576,000 and $1,181,000 of research and development expenses, respectively.



Collaborative Agreements

         WadTech

         In October 1991, the Company entered into a purchase agreement with WadTech (the "WadTech Agreement"), whereby the Company acquired certain of WadTech's right, title and interest in and to the Wadley Technology, including technology developed by Wadley, and acquired by WadTech upon dissolution of the Wadley/Phillips Partnership and licensed to WadTech by Phillips Petroleum Company ("Phillips"). The Wadley Technology includes, but is not limited to, technology related to TNF, IL-T, a novel interferon designated IFN-WA, and select melanoma, ovarian, breast, colon and lung cancer MAbs. See "-- Research and Development Programs -- Human Gene Discovery Program/Lung Cancer Program" and "-- Research and Development Programs -- Other Programs -- TNF/PEG: Broad Anticancer Drug Program."

         Pursuant to the WadTech Agreement, the Company agreed to (i) pay WadTech the sum of $1,250,000 (the "Fixed Sum"), (ii) pay WadTech royalties on sales of products incorporating the Wadley Technology and a percentage of all royalties and other consideration paid to the Company by any licensees of the Wadley Technology, all of which are to be applied toward the Fixed Sum, (iii) assume WadTech's obligations under a license agreement entered into in March 1989 between the Wadley/Phillips Partnership and Phillips (the "Phillips Agreement"), namely the obligation to pay royalties of up to 3.75% on sales products produced using Phillips recombinant yeast expression system, and (iv) pay to WadTech minimum annual royalties of $31,250 for the year beginning October 1, 1996, $62,500 for the year beginning October 1, 1997 and $125,000 for each year thereafter. The WadTech Agreement provides that the royalties and other sums payable by the Company to WadTech are at a higher rate until the Fixed Sum has been paid in full. The term of the WadTech Agreement is for 99 years but may be terminated earlier by WadTech if the Company fails to cure a default in its payment obligations or breaches any material term or condition of the agreement.

         In order to secure the Company's obligation to pay the Fixed Sum to WadTech, the Company and WadTech entered into a Security Agreement (the "Security Agreement"), pursuant to which WadTech retains a security interest in all of the Wadley Technology until the Fixed Sum is paid in full to WadTech. The Security Agreement also provides that in the event of a default (which includes failure of the Company to perform any material obligation under the WadTech Agreement), WadTech would have the right to license the Wadley Technology to a third party or sell the Wadley Technology through a foreclosure sale.

         RDI

         In June 1993, the Company entered into a license agreement (the "Paclitaxel License Agreement") with RDI, a non-profit entity which manages the intellectual property of MSU and MCMST, granting to the Company worldwide exclusive rights to the Fungal Paclitaxel Technology. Pursuant to the Paclitaxel License Agreement, the Company made an initial payment of $150,000 to RDI and has agreed to pay RDI royalties on sales of products using the Fungal Paclitaxel Technology and a percentage of royalties paid to the Company by sublicensees of the Fungal Paclitaxel Technology in minimum amounts of $25,000 for the first year, $50,000 for the second year, $75,000 for the third year, and $100,000 for all years thereafter that the license is retained. The Company also granted to RDI stock options to purchase up to 20,000 shares of the Company's Common Stock at $2.50 per share exercisable over four years. The Company and RDI also entered into a Research and Development Agreement (the "Paclitaxel R&D Agreement") effective the date of the RDI License Agreement. The Paclitaxel R&D Agreement provides for RDI to perform research and development at MSU relating to the Fungal Paclitaxel Production System. Pursuant to the Paclitaxel R&D Agreement, the Company has agreed to make payments of $250,000 per year for four years. The Company has paid a total of $1,300,000 under both RDI agreements to date. In February 1995, the Company and RDI amended the RDI License Agreement and Paclitaxel R&D Agreement to include technology applicable to commercial products, in addition to Paclitaxel and Paclitaxel related technology, identified and developed from organisms/products supplied to CPI by Dr. Gary Strobel, Dr. Andrea Stierle and/or Dr. Donald Stierle pursuant to the Paclitaxel License Agreement and Paclitaxel R&D Agreement. These additional technologies could include, but are not limited to, anti-cancer, anti-viral, anti-fungal or any other activities which could result in any commercial products.

         In February 1995, the Company entered into a license agreement (the "FTS-2 License Agreement") with RDI, granting to the Company worldwide exclusive rights to practice all intellectual property rights relating to a fungal strain identified as "FTS-2" (the "FTS-2 Rights") which contains a cytotoxic activity for a breast cancer line and related activities. In October 1995, the Company entered into a license agreement (the "Tbp-5 License Agreement") with RDI, granting to the Company worldwide exclusive rights to practice all intellectual property rights relating to a fungal strain identified as "Tbp-5" (the "Tbp-5 Rights"; the FTS-2 Rights and the Tbp-5 Rights are collectively referred to herein as the "Intellectual Property Rights") which contains a cytotoxic activity for a breast cancer cell line. Pursuant to the FTS-2 License Agreement and the Tbp-5 License Agreement, the Company has agreed to pay RDI royalties on sales of products or services using the Intellectual Property Rights and a percentage of royalties paid to the Company by sublicensees using the Intellectual Property Rights.

         UCLA License Agreements

         In February 1996, the Company entered into two license agreements with the Regents of the University of California, granting to the Company exclusive rights to: (1) a pending patent, entitled Inhibition of Cyst Formation By Cytoskeletal Specific Drugs ("UCLA License Agreement I") that makes use of various drugs, one of which is Paclitaxel and (2) technology in the field of Pharmacological Treatment for Polycystic Kidney Disease ("UCLA License Agreement II"). Pursuant to the UCLA License Agreement I, the Company paid a license issue fee of $5,000 and has agreed to pay the University of California $10,000 upon issuance of a patent. Pursuant to the UCLA License Agreement II, the Company paid a license issue fee of $5,000 and has agreed to pay the University of California $5,000 upon issuance of a patent. The Company must pay a yearly license maintenance fee on both licenses until the Company is commercially selling a product based on the technology derived from these UCLA License Agreements, at which time a royalty based on net sales will be due.

         Enzon

         In July 1992, the Company and Enzon entered into the Enzon Agreement providing for the conduct of a collaborative research and development program to develop an anticancer agent by combining the Company's TNF technology with Enzon's PEG technology. Pursuant to this agreement, each party agreed to fund its own development costs associated with the initial stage, roughly the first year, of the program. The agreement provides that if both parties agree to continue the TNF-PEG program jointly each party shall share equally in the cost of such research and development and the profits therefrom. If one party decides not to proceed or later is unable to share jointly, the continuing party will receive exclusive (even as to the other party) worldwide licenses in the applicable technology of the other party and will pay the other party royalties. The term of the Enzon Agreement is 15 years for each product developed under the program from the date of FDA approval to market such product. The Company and Enzon also entered into a similar agreement in March 1992 relating to combining various target proteins to be developed by the Company with Enzon's PEG-technology pursuant to which agreement Enzon funded certain of the Company's initial research and development activities thereunder. To the extent this earlier agreement applied to TNF, it was superseded by the Enzon Agreement. Currently, the primary focus of the parties is on the Enzon Agreement and the TNF-PEG technology.

         Sloan-Kettering

         Pursuant to a Research Agreement effective April 8, 1994 between the Company and the Sloan-Kettering, Sloan-Kettering has agreed to continue evaluating the IL-T fusion protein to determine whether such protein protects mice against radiation and chemotherapy. In connection with such activities, Sloan-Kettering has agreed to provide all necessary personnel, equipment supplies and facilities in completion of the protocol set forth in the agreement for a budget not to exceed $35,000. Inventions resulting from Sloan-Kettering's research which were not contemplated by the parties, if any, will be the property of Sloan-Kettering; however, Sloan-Kettering must grant the Company the right of first refusal to acquire a world-wide exclusive license to develop and commercialize any such invention upon mutually agreeable terms. The term of the agreement is through completion of the protocol.

         Cytomune

         Cytomune, Inc. ("Cytomune") is a joint venture (50:50) between CPI and Pestka. A novel anti-leukemic drug, IL-P, is in development utilizing proprietary technology developed by Dr. Sidney Pestka. Dr. Pestka developed interferon for commercial use for Hoffmann-La Roche, Inc. The objective of the joint venture is to develop IL-P for the diagnosis and treatment of leukemia. For their respective interests in the joint venture the Company contributed $233,000 and certain technology and Pestka contributed exclusive rights to phosphorylation technology as applied to interleukin-2. Pestka has performed research and development for Cytomune relating to IL-P using this technology. Additional funding is not required but, if provided, will permit such research and development to continue.

         University of Texas

         In June 1992, the Company and the University of Texas at Dallas ("UTD") entered into an agreement, which has been amended, pursuant to which UTD performs certain research and development activities relating to anti-sense compounds and related technology for use in humans as therapeutic and diagnostic products. Pursuant to the agreement, UTD provides all necessary personnel, equipment supplies and facilities in consideration for an amended budget not to exceed $240,240. Inventions under the agreement, if any, will be the property of UTD; however, UTD must grant the Company the right of first refusal to acquire a license to develop and commercialize any intellectual property resulting from the agreement for a royalty to be negotiated, not to exceed eight percent of the net sales (as defined in the agreement) of commercialized products. The Company is not required to pay any upfront fee or any minimum royalty. The agreement has been extended through May 1998 in consideration for the Company's agreement to increase the original funding commitment from $150,240 to $240,240 of which amount the Company has paid $143,128 as of March 13, 1997. In June 1996, the Company entered into a Patent License Agreement (the "Regents Agreement") with the Board of Regents of the University of Texas System ("Regents") whereby the Company received an exclusive royalty-bearing license to manufacture, have manufactured, use, sell and/or sublicense products related to a U.S. Patent Application entitled "A Method for Ranking Sequences to Select Target Sequence Zones of Nucleus Acids." The technology has identified optimum regions within genes to bind Anti-sense products. Anti-sense products are under development to control genes involved in human diseases such as cancer, diabetes, or AIDS. This discovery potentially has broad applications to many human and viral genes involved in human disease. The Company is required to pay Regents certain royalties and sublicensing fees. The Regents Agreement shall be in full force and effect until patent rights have expired or 20 years, whichever is longer. However, the Regents Agreement will terminate (i) automatically if the Company's obligations to pay royalties and sublicensing fees are not satisfied within 30 days after the Company receives written notice of its failure to make such payment; (ii) upon 90 days' written notice if the Company or Regents shall breach or default on any obligation under the Regents Agreement; and (iii) upon 60 days' written notice by the Company. In addition, Regents may terminate the exclusivity of the Regents Agreement at any time after June 1999 and may terminate the license completely at any time after June 2001 if the Company fails to provide Regents with written evidence that it has commercialized or is actively attempting to commercialize the licensed product. There can be no assurance that any revenues will be derived by the Company as a result of the agreement or that the Regents will not be in a position to exercise its termination rights.

         Helm AG

         The Company entered into a marketing agreement, effective in November 1994, with Helm AG, a world-wide distributor of pharmaceutical and related products, granting Helm AG the right, in certain parts of Europe, to market the technology and/or products of, and arrange business introductions for, the Company on a commission basis. The agreement is terminable by either party on six months' notice. To date, the Company has no products available for distribution and thus no revenues have been derived from such agreement. There can be no assurance that any revenues will be derived by the Company from this agreement in the future.

         WSURF

         In July 1996, the Company entered into an agreement with the Washington State University Research Foundation ("WSURF") whereby the Company received an exclusive, world-wide license to use and/or sublicense patented technology or prospective patented technology (the "WSURF Technology") related to genes for enzymes and the associated gene products, including the enzymes, in the biosynthetic pathway for Paclitaxel. The Company is required to pay WSURF license fees of $7,500 per year commencing on July 1, 1997 as well as certain royalties and sublicensing fees. This Agreement shall be in full force and effect until the last to expire of the patents licensed under the WSURF Technology. However, the Company may terminate the agreement on 90 days notice provided that all amounts due to WSURF are paid. WSURF may terminate the agreement immediately if the Company ceases to carry on its business or on 90 days notice if the Company is in default in payment of fees and/or royalties, is in breach of any provisions of the agreement, provides materially false reports or institutes bankruptcy, insolvency, liquidation or receivership proceedings. There can be no assurance that any revenues will be derived by the Company as a result of the agreement.

Patents, Licenses and Proprietary Rights

         The Company has rights to a number of patents and patent applications. In 1991, the Company entered into the WadTech Agreement, whereby it was assigned two issued United States patents (expiring, under current law, in 2006 and 2007, respectively), three pending United States patent applications and six pending foreign patent applications held by WadTech. A. U.S. patent for the LLG gene, filed by the Company in July 1994, was issued on December 31, 1996. Pursuant to the Paclitaxel License Agreement, the Company has been granted an exclusive license to the technology contained in the Fungal Paclitaxel Production System, including one issued United States patent and foreign patent applications. In addition, UTD has filed a patent application relating to certain anti-sense technology with respect to which, pursuant to the agreement between the Company and UTD, the Company has a right of first refusal to acquire a license to develop and commercialize products using such technology.

         The Company's policy is to protect its technology by, among other things, filing patent applications for technology it considers important in the development of its business. In addition to filing patent applications in the United States, the Company has filed, and intends to file, patent applications in foreign countries on a selective basis. The Company has filed patent applications relating to its IL-T and Lung Cancer Gene technologies and is preparing to file additional patent applications, relating primarily to technologies for vaccines and Paclitaxel production. Although a patent has a statutory presumption of validity in the United States, the issuance of a patent is not conclusive as to such validity or as to the enforceable scope of the claims of the patent. There can be no assurance that the Company's issued patents or any patents subsequently issued to or licensed by the Company will not be successfully challenged in the future. The validity or enforceability of a patent after its issuance by the patent office can be challenged in litigation. If the outcome of the litigation is adverse to the owner of the patent, third parties may then be able to use the invention covered by the patent, in some cases without payment. There can be no assurance that patents in which the Company has rights will not be infringed or successfully avoided through design innovation.

         There can be no assurance that patent applications owned by or licensed to the Company will result in patents being issued or that the patents will afford protection against competitors with similar technology. It is also possible that third parties may obtain patent or other proprietary rights that may be necessary or useful to the Company. In cases where third parties are first to invent a particular product or technology, it is possible that those parties will obtain patents that will be sufficiently broad so as to prevent the Company from using certain technology or from further developing or commercializing certain products. If licenses from third parties are necessary but cannot be obtained, commercialization of the related products would be delayed or prevented. The Company is aware of patent applications and issued patents belonging to competitors and it is uncertain whether any of these, or patent applications filed of which the Company may not have any knowledge, will require the Company to alter its potential products or processes, pay licensing fees or cease certain activities.

         The Company also relies on unpatented technology, trade secrets and information and no assurance can be given that others will not independently develop substantially equivalent information and techniques or otherwise gain access to the Company's technology or disclose such technology, or that the

Company can meaningfully protect its rights in such unpatented technology, trade secrets and information. The Company requires each of its employees to execute a confidentiality agreement at the commencement of an employment relationship with the Company. The agreements generally provide that all inventions conceived by the individual in the course of employment or in the providing of services to the Company and all confidential information developed by, or made known to, the individual during the term of the relationship shall be the exclusive property of the Company and shall be kept confidential and not disclosed to third parties except in limited specified circumstances. There can be no assurance, however, that these agreements will provide meaningful protection for the Company in the event of unauthorized use or disclosure of such confidential information.

Competition

         All of the Company's proposed products will face competition from existing therapies. The development by others of novel treatment methods for those indications for which the Company is developing compounds could render the Company's compounds non-competitive or obsolete. This competition potentially includes all of the pharmaceutical concerns in the world that are developing pharmaceuticals for the diagnosis and treatment of cancer. Competition in pharmaceuticals is generally based on performance characteristics, price and timing of market introduction of competitive products. Acceptance by hospitals, physicians and patients is crucial to the success of a product. Price competition may become increasingly important as a result of an increased focus by insurers and regulators on the containment of health care costs. In addition, the various federal and state agencies have enacted regulations requiring rebates of a portion of the purchase price of many pharmaceutical products.

         Most of the Company's existing or potential competitors have substantially greater financial, technical and human resources than the Company and may be better equipped to develop, manufacture and market products. In addition, many of these companies have extensive experience in pre-clinical testing, human clinical trials and the regulatory approval process. These companies may develop and introduce products and processes competitive with or superior to those of the Company. See "-- Research and Development Programs -- Fungal Paclitaxel Production System Program" for a discussion of a CRADA granted to Bristol-Myers.

         The Company's competition also will be determined in part by the potential indications for which the Company's compounds are developed. For certain of the Company's potential products, an important factor in competition may be the timing of market introduction of its own or competitive products. Accordingly, the relative speed with which the Company can develop products, complete the clinical trials and regulatory approval processes and supply commercial quantities of the products to the market are expected to be important competitive factors. The Company expects that competition among products approved for sale will be based on, among other things, product efficacy, safety, reliability, availability, price and patent position.

         The Company's competitive position also depends upon its ability to attract and retain qualified personnel, obtain patent protection or otherwise develop proprietary products or processes and secure sufficient capital resources for the often lengthy period between technological conception and commercial sales.

Government Regulation

         The production and marketing of the Company's products and its research and development activities are subject to regulation for safety and efficacy by numerous governmental authorities in the United States and other countries. In the United States, drugs and pharmaceutical products are subject to rigorous FDA review. The Federal Food, Drug, and Cosmetic Act, the Public Health Service Act and other federal statutes and regulations govern or influence the testing, manufacture, safety, labeling, storage, record keeping, approval, advertising and promotion of such products. Non-compliance with applicable requirements can result in fines, recall or seizure of products, total or partial suspension of production, refusal of the government to approve product license applications or allow the Company to enter into supply contracts and criminal prosecution. The FDA also has the authority to revoke product licenses and establishment licenses previously granted.

         In order to obtain FDA approval of a new product, the Company must submit proof of safety, purity, potency and efficacy. In most cases such proof entails extensive pre-clinical, clinical and laboratory tests. The testing, preparation of necessary applications and processing of those applications by the FDA is expensive and may take several years to complete. There is no assurance that the FDA will act favorably or quickly in making such reviews, and significant difficulties or costs may be encountered by the Company in its efforts to obtain FDA approvals that could delay or preclude the Company from marketing any products it may develop. The FDA may also require post-marketing testing and surveillance to monitor the effects of approved products or place conditions on any approvals that could restrict the commercial applications of such products. Product approvals may be withdrawn if compliance with regulatory standards is not maintained or if problems occur following initial marketing. With respect to patented products or technologies, delays imposed by the governmental approval process may materially reduce the period during which the Company will have the exclusive right to exploit them.

         The time period between when a promising new compound is identified and when human testing is initiated is generally referred to as the pre-clinical development period. During this time, a manufacturing process is identified and developed to be capable of producing the compound in an adequately pure and well characterized form for human use. Production of compounds for use in humans is governed by a series of FDA regulations known as Good Manufacturing Practices ("GMP"), which govern all aspects of the manufacturing process. The FDA has published a "Points to Consider" guidance document with respect to the manufacture of MAbs for human use.

         The FDA approval process for a new and unfamiliar term or drug involves completion of pre-clinical studies and the submission of the results of these studies to the FDA in an investigational new drug application ("IND"). Pre-clinical studies involve laboratory evaluation of product characteristics and animal studies to assess the efficacy and safety of the product. Pre-clinical studies are regulated by the FDA under a series of regulations called the Good Laboratory Practices ("GLP") regulations. Violations of these regulations can, in some cases, lead to invalidation of the studies, requiring those studies to be replicated.

         Once the IND is approved, human clinical trials may be conducted. Human clinical trials are typically conducted in three sequential phases, but the phases may overlap. Phase I trials consist of testing the product in a small number of volunteers, primarily for safety at one or more doses. In Phase II, in addition to safety, the efficacy of the product is evaluated in a patient population somewhat larger than Phase I trials. Phase III trials typically involve additional testing for safety and clinical efficacy in an expanded population at geographically dispersed test sites. A clinical plan, or "protocol," accompanied by the approval of the institution participating in the trials, must be submitted to the FDA prior to commencement of each clinical trial. The FDA may order the temporary or permanent discontinuation of a clinical trial at any time.

         To date an IND was submitted for the LCG-MAb clinical trials at Wadley. The Company intends to file an IND for a humanized form of the LCG-MAb followed by clinical trials in 1997. The results of the pre-clinical and clinical testing are submitted to the FDA in the form of a New Drug Application ("NDA") or, in the case of a biologic, such as LCG-MAb and other MAbs, as part of a product license application ("PLA"). In a process which generally takes several years, the FDA reviews this application and once, and if, it decides that adequate data is available to show that the new compound is both safe and effective, approves the drug or biologic product for marketing. The amount of time taken for this approval process is a function of a number of variables including the quality of the submission and studies presented, the potential contribution that the compound will make in improving the treatment of the disease in question and the workload at the FDA. There can be no assurance that any new drug will successfully proceed through this approval process or that it will be approved in any specific period of time.

         The FDA may, during its review of an NDA or PLA, ask for the production of additional test data. If the FDA does ultimately approve the product, it may require post-marketing testing, including potentially expensive Phase IV studies, and surveillance to monitor the safety and effectiveness of the drug. In addition, the FDA may in some circumstances impose restrictions on the use of the drug that may be difficult and expensive to administer and may seek to require prior approval of promotional materials.

         Manufacture of a biologic product must be in a facility covered by an FDA-approved Establishment License Application. Manufacture, holding, and distribution of both biologic and non-biologic drugs must be in compliance with GMPs. Manufacturers must continue to expend time, money, and effort in the area of production and quality control and record keeping and reporting to ensure full compliance with those requirements. The labeling, advertising, and promotion of a drug or biologic product must be in compliance with FDA regulatory requirements. Failures to comply with applicable requirements relating to manufacture, distribution, or promotion can lead to FDA demands that production and shipment cease, and, in some cases, that products be recalled, or to enforcement actions that can include seizures, injunctions, and criminal prosecution. Such failures can also lead to FDA withdrawal of approval to market the product.

         The FDA may designate a biologic or drug as an Orphan Drug for a particular use, in which event the developer of the biologic or drug may request grants from the government to defray the costs of certain expenses related to the clinical testing of such drug and be entitled to a seven year marketing exclusivity period.

         The Company's ability to commercialize its products successfully may also depend in part on the extent to which reimbursement for the cost of such products and related treatment will be available from government health administration authorities, private health insurers and other organizations. Such third-party payors are increasingly challenging the price of medical products and services. Several proposals have been made that may lead to a government-directed national health care system. Adoption of such a system could further limit reimbursement for medical products and services. Significant uncertainty exists as to the reimbursement status of newly approved health care products, and there can be no assurance that adequate third-party coverage will be available to enable the Company to maintain price levels sufficient to realize an appropriate return on this investment in product development.

         The Company is also subject to regulation by the Occupational Safety and Health Administration ("OSHA") and the Environmental Protection Agency ("EPA") and to regulation under the Toxic Substances Control Act, the Resource Conservation and Recovery Act and other regulatory statutes, and may in the future be subject to other federal, state or local regulations. Either or both of OSHA or the EPA may promulgate regulations that may affect the Company's research and development programs. The Company is unable to predict whether any agency will adopt any regulation which would have a material adverse effect on the Company's operations.

         Sales of pharmaceutical products outside the United States are subject to foreign regulatory requirements that vary widely from country to country. Whether or not FDA approval has been obtained, approval of a product by comparable regulatory authorities of foreign countries must be obtained prior to the commencement of marketing the product in those countries. The time required to obtain such approval may be longer or shorter than that required for FDA approval.

Manufacturing and Marketing

         Neither the Company nor any of its officers or employees has pharmaceutical marketing experience. Furthermore, the Company has never manufactured or marketed any products and the Company does not have the resources to manufacture or market on a commercial scale any products that it may develop. The Company's long-term objective is to manufacture and market certain of its products and to rely on independent third parties for the manufacture of certain of its other products. For the foreseeable future, the Company will be required to rely on corporate partners or others to manufacture or market products it develops, although no specific arrangements have been made. No assurance can be given that the Company will enter into any such arrangements on acceptable terms.

         Manufacturing. While the Company intends to select manufacturers that comply with GMP and other regulatory standards, there can be no assurance that these manufacturers will comply with such standards, that they will give the Company's orders the highest priority or that the Company would be able to find substitute manufacturers, if necessary. In order for the Company to establish a manufacturing facility, the Company will require substantial additional funds and will be required to hire and retain significant additional personnel and comply with the extensive GMP regulations of the FDA applicable to such a facility. No assurance can be given that the Company will be able to make the transition successfully to commercial production, should it choose to do so.

         Marketing. Despite the Company's strategy to develop products for sale to concentrated markets, significant additional expenditures and management resources will be required to develop an internal sales force, and there can be no assurance that the Company will be successful in penetrating the markets for any products developed. For certain products under development, the Company may seek to enter into development and marketing agreements which grant exclusive marketing rights to its corporate partners in return for royalties to be received on sales, if any. Under certain of these agreements, the Company's marketing partner may have the responsibility for all or a significant portion of the development and regulatory approval. In the event that the marketing and development partner fails to develop a marketable product or fails to market a product successfully, the Company's business may be adversely affected. The sale of certain products outside the United States will also be dependent on the successful completion of arrangements with future partners, licensees or distributors in each territory. There can be no assurance that the Company will be successful in establishing any additional collaborative arrangements, or that, if established, such future partners will be successful in commercializing products.

Product Liability Insurance

         The testing, marketing and sale of human health care products entail an inherent risk of allegations of product liability, and there can be no assurance that product liability claims will not be asserted against the Company. The Company intends to obtain product liability insurance for its ongoing clinical trials. Such coverage may not be adequate as and when the Company further develops products. There can be no assurance that the Company will be able to obtain, maintain or increase its insurance coverage in the future on acceptable terms or that any claims against the Company will not exceed the amount of such coverage.

Human Resources

         As of March 13, 1997, the Company had 18 full-time employees, 15 of whom were engaged directly in research and development activities and three of whom were in executive and administrative positions. The Company's employees are not governed by any collective bargaining agreement and the Company believes that its relationship with its employees is good.

ITEM 2. Description of Property

         The Company occupies an aggregate of approximately 10,200 square feet of both office and laboratory space in Dallas, Texas at two separate facilities. The Company leases approximately 4,800 square feet of office and laboratory space pursuant to a lease agreement expiring in August 1997. In addition, the Company occupies an additional approximate 5,400 square feet of office and laboratory space pursuant to a lease assigned to the Company by the Wadley/Phillips Partnership and which lease term has been extended until December 31, 1997. The Company's lease payments for the fiscal year ended December 31, 1996 were approximately $118,000. See Note I of Notes to Financial Statements.

ITEM 3. Legal Proceedings

         As of the date hereof, the Company is not a party to any material legal proceedings.


ITEM 4. Submission of Matters to a Vote of Securityholders

         None.

                                     PART II

ITEM 5. Market for Common Equity and Related Stockholder Matters

         The Company's Common Stock, Class C Warrants and Class D Warrants are traded in the over-the-counter market on the Nasdaq SmallCap Market System under the symbols CYPH, CYPHW and CYPHZ, respectively, since November 2, 1995. On December 8, 1996, the Company's initial public offering units ("Units"), each consisting of one share of Common Stock, one Class C Warrant and one Class D Warrant, which had also traded on Nasdaq SmallCap Market System under the symbol CYPHU were, at the Company's request, delisted from the Nasdaq trading. The following table sets forth the high and low bid prices for the Common Stock as reported by the National Association of Securities Dealers, Inc. for the periods indicated. The prices set forth below represent quotes between dealers and do not include commissions, mark-ups or mark-downs, and may not necessarily represent actual transactions.

                               Common Stock            Class C Warrants        Class D Warrants             Units
                           ---------------------    ----------------------    -------------------    -------------------
                             High         Low         High          Low        High        Low        High        Low
                           ---------    --------    ---------    ---------    -------    --------    -------    --------
Fiscal 1995
-----------

Fourth quarter (commencing
 November 2, 1995)            5-1/16       3-5/8       2-3/8       1-1/4        7/8         7/16      71/2       5-3/4



Fiscal 1996
-----------

First Quarter                 4-1/2        4-1/8       1-11/16     1-3/16       13/16       1/2         --          --

second quarter                6-1/4        4           2-3/8       1-7/16     1-1/16        1/2         --          --

third quarter                 4-3/8        3-1/8       1-13/16     1-1/8        11/16       5/16        --          --

fourth quarter                3-3/4        2           1-3/8         5/8        1/2         5/32        --          --

         The Company believes that as of March 24, 1997, there were in excess of 300 beneficial holders of its Common Stock.

         The Company has never paid cash dividends on its Common Stock and does not anticipate paying cash dividends on its Common Stock in the foreseeable future.

         On July 8 1996, the Company issued WSURF a six-year warrant in connection with the execution of the Company's licence agreement with WSURF.

Such warrant entitles WSURF to acquire an aggregate of 36,000 shares of the Company's Common Stock at an exercise price of $4.25 per share. One third of the warrants may be exercised after each of July 7, 1999, July 7, 2000 and July 2, 2001. The warrant was issued pursuant to the exemption afforded by Section 4(2) promulgated under the Securities Act of 1933, as amended (the "Act"), based on the fact that the issuance was to a single entity not involving a public offering.

         On February 13 1996, the Company agreed to issue The Olmstead Group, L.L.C. ("Olmstead") warrants in connection with the Company's retention of Olmstead as a financial advisor. Such warrants entitle Olmstead to acquire an aggregate of 75,000 shares of the Company's Common Stock at an exercise price of $4.25 per share and vest in the event a transaction introduced to the Company by Olmstead is consummated. The warrants were issued pursuant to the exemption afforded by Section 4(2) promulgated under the Act based on the fact that the issuance was to a single entity not involving a public offering.

         On February 20 1996, the Company granted The Wall Street Group, Inc. ("WSG") a five year stock option in connection with the Company's retention of WSG as its financial public relations advisor. Such option entitles WSG to acquire an aggregate of 100,000 shares of the Company's Common Stock at an exercise price of $4.25 per share and is fully vested. The option was granted pursuant to the exemption afforded by Section 4(2) promulgated under the Act based on the fact that the grant was to a single entity not involving a public offering.

ITEM 6. Plan of Operation

         The Company was organized and commenced operations in September 1991. The Company is in the development stage, and its efforts have been principally devoted to research and development activities and organizational efforts, including the development of products for the treatment of cancer and infectious diseases, recruiting its scientific and management personnel and advisors and raising capital.

         The Company's plan of operation for the next 12 months will consist of research and development and related activities aimed at:

         o further optimizing the Paclitaxel production from the Fungal Paclitaxel Production System using alternative fermentation technologies, inducers, strain improvements and using Paclitaxel-specific genes. See "Business -- Research and Development Programs -- Fungal Paclitaxel Production System Program."

         o further development of a diagnostic test using the patented LCG gene and related MAb to test in vitro serum, tissue or respiratory aspirant material for the presence of cells which may indicate a predisposition to, or early sign of, lung or other cancers. See "Business -- Human Gene Discovery Program/Lung Cancer Program."

         o developing a humanized antibody specific for the protein associated with the LCG gene and, if successful, submission of an IND for clinical trials. See "Business -- Research and Development Programs -- Human Gene Discovery Program/Lung Cancer Program."

         o testing the TNF-PEG technology as an anti-cancer agent in animal studies. See "Business -- Research and Development Programs -- Other Programs -- TNF-PEG: Broad Range Anticancer Drug Program."

         o further development of proprietary vectors which have been constructed for the expression of specific proteins that may be utilizable for vaccines for different diseases. See "Business -- Research and Development Programs -- Other Programs -- IL-T:
              Prevention of Radiation and Chemotherapy Damage Program."

         o initiating animal studies of IL-P, and, if successful submission of an IND for clinical trials. See "Business -- Research and Development Programs -- Other Programs -- Vaccine Program."

         o continuing the funding of the research on anti-sense technology currently being conducted at the University of Texas at Dallas. See "Business -- Research and Development Programs -- Other Programs -- Anti-sense Therapeutics Program."

         o    making modest improvements to the Company's laboratory facilities.

         o hiring approximately additional research technicians and a financial vice president.

         o seeking to establish strategic partnerships for the development, marketing, sales and manufacturing of the Company's proposed products. See "Business -- Manufacturing and Marketing."

         The actual research and development and related activities of the Company may vary significantly from current plans depending on numerous factors, including changes in the costs of such activities from current estimates, the results of the Company's research and development programs, the results of clinical studies, the timing of regulatory submissions, technological advances, determinations as to commercial potential and the status of competitive products. The focus and direction of the Company's operations will also be dependent upon the establishment of collaborative arrangements with other companies, the availability of financing and other factors.

         The Company incurred net losses of $2,265,000, $2,691,000 and $2,890,000 for the twelve months ended December 1994, 1995 and 1996, respectively. The increase in net losses from 1994 to 1995 was attributable to an increase in interest expense and finance costs associated with two bridge financings, one in August 1994 and one in April 1995. In connection with the two bridge financings, the Company issued an aggregate of $3,037,500 in principal amount of 9% subordinated notes. The increase in net loss for 1996 from 1995 was primarily attributable to an increase in research and development expenses and general and administrative expenses partially offset by interest income generated from the proceeds of the Company's initial public offering of November 1995 and a decrease in interest expense. The Company expects to incur additional losses in the foreseeable future.

         The Company incurred general and administrative expenses of $1,054,000, $1,138,000 and $1,530,000 for the twelve months ended December 1994, 1995 and 1996, respectively. The increase from 1994 to 1995 was attributable to the increased financing costs mentioned above and to the acquisition of Directors and Officers liability insurance. The increase was partially offset by a decrease in administrative salaries. The increase in 1996 was primarily attributable to increased public relations expenses, legal and professional fees and a full year's premium for Director's and Officer's liability insurance. Also contributing to the 1996 increase was increased expenses for technology marketing, travel and consulting fees. The increase in 1996 was partially offset by a decrease in financing costs. Included in the general and administrative expenses for 1996 was a non-cash charge of $130,000 related to the valuation of stock options issued to consultants of the Company.

         The Company incurred research and development expenses of $1,099,000, $1,181,000 and $1,576,000 for the twelve months ended December 1994, 1995 and 1996, respectively. The increase from 1995 to 1996 was attributable to an increase in the expense for laboratory supplies and an increase in research salaries. Also contributing to the 1996 increase was expenses for contract research and development and license fees. Included in the research and development expenses for 1996 was a non-cash charge of $42,000 related to the valuation of warrants issued to the Washington State University Research Foundation.

         On November 7, 1995 the Company closed on the sale of 2,000,000 Units, consisting of an aggregate of 2,000,000 shares of Common Stock, 2,000,000 redeemable Class C warrants and 2,000,000 redeemable Class D warrants, pursuant to an initial public offering at an offering price of $5.00 per Unit, with the Company receiving net proceeds of $8,796,025. On November 27, 1995 the Company closed on the sale of an additional 300,000 Units pursuant to the underwriter's over-allotment option with the Company receiving net proceeds of $1,312,500.

         At the closing of the initial public offering, approximately $3.3 million of the proceeds were used to pay the 9% subordinated notes from the two bridge financings. The Company believes that it has sufficient capital to finance the Company's plan of operation for approximately 12 months. However, there can be no assurance that the Company will generate sufficient revenues, if any, to fund its operations after such period or that any required financings will be available, through bank borrowings, debt or equity offerings, or otherwise, on acceptable terms or at all.


ITEM 7. Financial Statements

         The following consolidated financial statements of the Company are included in Item 7: (See page F-1)

              Balance sheet as at December 31, 1996.
              Statements of operations - Year ended December 31,
                1996 and 1995 and for the period from September 11, 1991 (Inception) through December 31, 1996.
              Statements of stockholder's equity - Year ended December 31,
                1996, 1995, 1994, 1993 and 1992 and for the period from
                September 11, 1991 (Inception) through December 31, 1991.
              Statements of cash flows - Year ended December 31,
                1996 and 1995 and for the period from September 11, 1991 (Inception) through December 31, 1996.
              Notes to financial statements.

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are not applicable and therefore have been omitted.

ITEM 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

         None.

                                    PART III

ITEM 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Executive Officers, Directors and Principal Scientists

         The executive officers, directors and principal scientists of the Company are as follows:

Name                                Age         Position
----                                ---         --------
Arthur P. Bollon, Ph.D.(1)          54          Chairman, President and Chief
                                                Executive Officer

Ira J. Gelb, M.D.(1)                68          Director

Irwin C. Gerson(1)                  67          Director

Walter M. Lovenberg, Ph.D.          62          Director

Daniel Shusterman, J.D.             33          Vice President of Operations,
                                                Treasurer and Chief Financial
                                                Officer

Susan L. Berent, Ph.D.              44          Director of Gene & Protein
                                                Engineering and Computer
                                                Systems, Co-Director Molecular
                                                Immunology and Gene
                                                Expression Systems

Hakim Labidi, Ph.D.                 39          Director of Vaccine Program

Rajinder Singh Sidhu, Ph.D.         48          Director of Fungal Paclitaxel
                                                Program, Co-Director of Gene
                                                Expression Systems

Richard M. Torczynski, Ph.D.        41          Director of Human Gene
                                                Discovery, Mammalian
                                                Expression System and
                                                Diagnostic Development,
                                                Co-Director of Molecular
                                                Immunology

-------------------------
(1) Members of Audit and Compensation Committees

         Arthur P. Bollon, Ph.D., a founder of the Company, has, since the Company's inception in 1991, served as Chairman of the Board of Directors, President, Chief Executive Officer and, until March 1995, Treasurer. Dr. Bollon received his Ph.D. from the Institute of Microbiology at Rutgers University and was a Post Doctoral Fellow at Yale University. He has served as consultant to a number of major companies (including Merck, Sharp & Dohme and Diamond Shamrock) and has previously served on the Board of Directors and Advisory Boards of several biotechnology companies, including Viragen, Inc., Wadley Biosciences Corp. and American Bio-netics, Inc. From 1987 to 1991, Dr. Bollon served as President and Chief Executive Officer of the Wadley/Phillips Partnership. Prior to that time, he was Director of Genetic Engineering and Chairman of the Department of Molecular Genetics at Wadley Institutes of Molecular Medicine. In his capacities at the Wadley/Phillips Partnership and Wadley Institutes, Dr. Bollon has played a leading role in bringing the technology that forms the basis of CPI from conception to reality.

         Ira J. Gelb, M.D. has been a director of the Company since April 1994. Dr. Gelb received his M.D. from New York University School of Medicine in 1951. After finishing his training in cardiology at the Mount Sinai Hospital in New York City in 1957, he continued his association with that institution until his retirement in 1992. During this period, he was appointed Attending Cardiologist and Associate Clinical Professor at the Mount Sinai School of Medicine. Other appointments included Associate Clinical Professor of Cardiology at Cornell Medical School, Adjunct Clinical Professor of Cardiology at New York Medical College, Cardiology Consultant at Lawrence Hospital, Bronxville, N.Y. and United Hospital, Portchester, N.Y. Dr. Gelb is a past President of the American Heart Association, Westchester-Putnam Chapter and was a Senior Assistant Editor with the American Journal of Cardiology from 1968-1983, when be became a founding editor of the Journal of the American College of Cardiology (the "JACC"). Dr. Gelb continued as a Senior Assistant Editor of JACC until his retirement in 1992. Since that time, he has served on the boards of various pharmaceutical companies. Dr. Gelb has been an Adjunct Professor, Department of Chemistry and Biochemistry at Florida Atlantic Universtiy and a member of its Foundation Board, since October 1996. Since December 1996 he has also been a member of the Board of Directors of the American Heart Association - Boca Raton Division.

         Irwin C. Gerson has been a director since March 1995. Mr. Gerson has been Chairman of Lowe McAdams Healthcare since 1996 and prior thereto he had been, since 1986, Chairman and Chief Executive Officer of William Douglas McAdams, Inc., one of the largest independent advertising agencies in the U.S. specializing in pharmaceutical communications to healthcare professionals. Mr. Gerson received his B.S. in pharmacy from Fordham University and an MBA from the NYU Graduate School of Business Administration. In 1992 Mr. Gerson received an honorary Doctor of Humane Letters from the Albany College of Pharmacy. Mr. Gerson serves as a Trustee of Long Island University, Chairman of The Council of Overseers -- Arnold and Marie Schwartz College of Pharmacy, member of the Board of Trustees of the Albany College of Pharmacy and, from 1967 through 1974, was a lecturer on sales management pharmaceutical marketing at the Columbia College School of Pharmacy. Mr. Gerson also serves as a Member of the Board of Governors, New York Council, American Association of Advertising Agencies, a Director (and past chairman) of Business Publications Audit ("BPA"), a Director of the Connecticut Grand Opera, a Director of the Stamford Chamber Orchestra, and has previously served as Director of the Foundation of Pharmacists and Corporate Americans for AIDS Education, the Pharmaceutical Advertising Council, Penn Dixie Industries, Continental Steel Corporation, the Nutrition Research Foundation and as a Trustee of the Chemotherapy Foundation. Mr. Gerson is also a director of Andrx Corp., a NASDAQ traded company.

         Walter M. Lovenberg, Ph.D. has been a director since August 1995. Dr. Lovenberg was an Executive Vice President and member of the Board of Directors of Marion Merrell Dow Inc. from 1989 through August 1993. Dr. Lovenberg served as the President of the Marion Merrell Dow Research Institute from 1989 to 1993 and Vice President from 1986 through 1989. Prior to joining Marion Merrell Dow (1958-1985), he was a Senior Scientist and Chief of Biochemical Pharmacology at the National Institutes of Health. Dr. Lovenberg has been President of Lovenberg Associates, Inc. since 1993. He is also a member of the Board of Directors of Oncogene Science Inc., Xenometrix Inc. and Inflazyme Pharmaceutics, Inc., each of which is a NASDAQ listed company. Dr. Lovenberg received his Ph.D. from George Washington University and his B.S. and M.S. from Rutgers University. Dr. Lovenberg, who serves as Executive Editor of Analytical Biochemistry and Editor
(USA) of Neurochemistry International, is a consulting editor to several other scientific journals. He has been the recipient of many awards, including a Fulbright-Hays Senior Scholar Award and a Public Health Service Superior Service Award. Dr. Lovenberg is a member of the American College of Neuropsychopharmacology, the American Society of Neurochemistry and the American Society of Biochemistry and Molecular Biology.

         Daniel Shusterman, J.D. was named Vice President of Operations of the Company in 1994 and Treasurer and Chief Financial Officer in March 1995, after having served as Director of Operations since he joined the Company in 1991. Mr. Shusterman received his M.S. degree with an emphasis on biotechnology from the University of Texas in 1988. He was Director of Operations at Wadley/Phillips Partnership for three years prior to joining CPI. Mr. Shusterman is a registered Patent Agent and received his J.D. from Texas Wesleyan University School of Law in 1993 and has been a member of the Texas bar since 1994. In addition to his role as a V.P. of Operations, he is contributing to the implementation of an intellectual property protection and maintenance system at CPI.

         Susan L. Berent, Ph.D. has been with the Company since 1991 as Director of Gene and Protein Engineering and Computer Systems. Dr. Berent received her Ph.D in Biological Chemistry from the University of Michigan and completed a postdoctoral fellowship at the Department of Molecular Genetics, Wadley Institutes of Molecular Medicine. She was appointed to Senior Scientist at Wadley in 1984 and maintained that position in the Wadley/Phillips Partnership until she joined the Company in 1991. Dr. Berent is an expert in protein chemistry, DNA libraries, cytokines such as TNF, and production systems.

         Hakim Labidi, Ph.D. has been with the Company since 1991 as Director of the Vaccine Program. Dr. Labidi received his Ph.D. in Microbiology at the Pasteur Institute in Paris, France and has been a senior scientist at CPI since 1991. Prior to joining the Company, Dr. Labidi was a Senior Research Investigator and Assistant Professor at the University of Texas from 1987 to 1989 and an Associate Professor at Kuwait University from 1989 until 1991. Dr. Labidi was the first to isolate and sequence a plasmid from mycobacterium.

         Rajinder Singh Sidhu, Ph.D. has been with the Company since 1991 as Director of the Fungal Program and Co-Director of Gene Expression Systems. Dr. Sidhu received his Ph.D. degree in Microbiology from Haryana Agricultural University in Hissar, India, and completed a postdoctoral fellowship at Osaka University in Japan. He was appointed to Senior Scientist at Wadley in 1984 and maintained that position in the Wadley/Phillips Partnership until he joined the Company. Dr. Sidhu is an expert on gene fusion and engineering, fungal genes and secretion, cytokines such as TNF, and production systems.

         Richard M. Torczynski, Ph.D. has been with the Company since 1991 as Director of Human Gene Discovery, Mammalian Expression System and Diagnostic Development, and Co-Director of Molecular Immunology. Dr. Torczynski received his Ph.D. degree in Biology from the University of Texas and completed his research fellowship under the direction of Dr. Arthur Bollon. He was appointed to Senior Scientist at Wadley in 1984 and maintained that position in Wadley/Phillips Partnership. Dr. Torczynski is an expert on certain specialized gene libraries, monoclonal antibodies and cytokines such as interferon.

         The Board of Directors currently consists of four members. All directors hold office until the next annual meeting of stockholders and until their successors are duly elected and qualified. Officers are elected to serve, subject to the discretion of the Board of Directors, until their successors are appointed.

         Directors receive fees of $1,000 per month. Dr. Gelb has, to date, also received options to purchase 69,000 shares of Common Stock, of which 50,000 are exercisable at $4.125 per share, 10,000 are exercisable at $3.75 per share, 5,000 are exercisable at $5.00 per share and 4,000 are exercisable at $3.9375 per share. Mr. Gerson has, to date, received options to purchase 65,000 shares of Common Stock of which 50,000 are exercisable at $4.125 per share, 6,000 are exercisable at $4.375 per share, 5,000 are exercisable at $5.00 per share and 4,000 are exercisable at $3.9375 per share. Dr. Lovenberg has, to date, received options to purchase 65,000 shares of Common Stock of which 50,000 are exercisable at $4.125 per share, 11,000 are exercisable at $5.00 per share and 4,000 are exercisable at $3.9375 per share. See "Executive Compensation" for information regarding stock option grants to Dr. Bollon. Directors are also reimbursed for expenses actually incurred in connection with their attendance at meetings of the Board of Directors.

         The Company's Certificate of Incorporation includes certain provisions permitted pursuant to Delaware law whereby officers and directors of the Company are to be indemnified against certain liabilities. The Company's Certificate of Incorporation also limits, to the fullest extent permitted by Delaware law, a director's liability for monetary damages for breach of fiduciary duty, including gross negligence, except liability for (i) breach of the director's duty of loyalty, (ii) acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of the law, (iii) the unlawful payment of a dividend or unlawful stock purchase or redemption and (iv) any transaction from which the director derives an improper personal benefit. Delaware law does not eliminate a director's duty of care and this provision has no effect on the availability of equitable remedies such as injunction or rescission based upon a director's breach of the duty of care. In addition, the Company has obtained an insurance policy providing coverage for certain liabilities of its officers and directors.

         The Company has been advised that it is the position of the Securities and Exchange Commission that insofar as the foregoing provision may be invoked to disclaim liability for damages arising under the Securities Act, such provision is against public policy as expressed in the Securities Act and is therefore unenforceable.

Scientific Advisors/Consultants

         The Company also maintains a Scientific Advisory Board currently consists of individuals having extensive experience in the fields of molecular genetics, chemistry, oncology and microbiology. At the Company's request, the scientific advisors review and evaluate the Company's research programs and advise the Company with respect to technical matters in fields in which the Company is involved.

         All of the scientific advisors are employed by other entities and some have consulting agreements with entities other than the Company, some of which entities may in the future compete with the Company. Four of the current scientific advisors receive $1,000 per month from the Company. The scientific advisors are expected to devote only a small portion of their time to the Company and are not expected to participate actively in the day-to-day affairs of the Company. Certain of the institutions with which the scientific advisors are affiliated may adopt new regulations or policies that limit the ability of the scientific advisors to consult with the Company. It is possible that any inventions or processes discovered by the scientific advisors will remain the property of such persons or of such persons' employers. In addition, the institutions with which the scientific advisors are affiliated may make available the research services of their personnel, including the scientific advisors, to competitors of the Company pursuant to sponsored research agreements.


ITEM 10. Executive Compensation

         The following summary compensation table sets forth the aggregate compensation paid or accrued by the Company to the Chief Executive Officer and to the four most highly compensated executive officers other than the Chief Executive Officer whose annual compensation exceeded $100,000 for the fiscal year ended December 31, 1996 (collectively, the "Named Executive Officers") for services during the fiscal years ended December 31, 1996, December 31, 1995 and December 31, 1994:

                           Summary Compensation Table

                                                                                                    Long-Term
                                                                                                   Compensation
                                                     Annual Compensation                              Awards
                                    ------------------------------------------------------------  ----------------
                                                                                                  Stock Options
  Name and Principal Position        Year       Salary        Bonus    All Other Compensation(1)        #
-------------------------------     ------    ----------     --------  -------------------------  ----------------
Arthur P. Bollon, Chairman and       1996      $165,951          --           $6,000                 150,000
Chief Executive Officer              1995      $140,019          --           $6,000                    --
                                     1994      $136,542          --           $6,000                    --

------------------
(1) Consisting of car allowances.

Employment Contracts and Termination of Employment and Change-In-Control Arrangements

         Arthur P. Bollon, Ph.D. is employed under an extension effective November 7, 1995 to his 1992 employment agreement with the Company, which agreement has been extended until November 6, 2000. As extended, the agreement provides for the payment to Dr. Bollon of a base salary of $165,000 per year with annual increases of not less that 5% per year. In addition, in the event Dr. Bollon is terminated without just cause or due to a Disability (as defined in the employment agreement), the employment agreement provides that Dr. Bollon shall receive severance payments of equal monthly installments at the base rate until the earlier of the expiration of the term or the expiration of 36 months. Dr. Bollon also receives a car expense allowance of $500 per month under the employment agreement. In November 1992, the Company granted Dr. Bollon options to purchase 200,000 shares of Common Stock, at an exercise price of $1.65 per share. In April 1996 the Company granted Dr. Bollon options to purchase 50,000 shares of Common Stock at an exercise price of $4.125 per share. In December

1996, the Company granted Dr. Bollon options to purchase 100,000 shares of Common Stock at an exercise price of $2.25 per share and in January 1997 the Company granted Dr. Bollon options to acquire 50,000 shares of common Stock at an exercise price of $2.375 per share. All such options are exercisable to the extent of 40% after six months of continuous employment from the grant date and to the extent of an additional 20% on and after each of the first three anniversaries of the grant date. In March 1995, the Company's Board of Directors approved an amendment to Dr. Bollon's employment agreement, effective November 7, 1995, to extend the term until November 6, 2000 and to increase his base salary to $165,000 per annum. See "-- Stock Options."

         Each of the Company's executive officers and the Company's principal scientists have entered into confidentiality and patent assignment agreements with the Company.

Stock Options

         In October 1992, the Board of Directors of the Company adopted the Cytoclonal Pharmaceutics Inc. 1992 Stock Option Plan (the "1992 Plan"). Under the 1992 Plan, as amended, 520,000 shares of Common Stock were reserved for issuance to officers, employees, consultants and advisors of the Company. As of December 31, 1996, 21,500 shares are available for future grant and options to acquire 418,500 shares remain outstanding under the 1992 Plan. The exercise prices of such options range from $1.65 to $5.00 per share. The 1992 Plan provides for the grant of incentive stock options intended to qualify as such under Section 422 of the Internal Revenue Code of 1986, as amended, and nonstatutory stock options which do not so qualify. In April 1996, the Board of Directors of the Company adopted the Cytoclonal Pharmaceutics Inc. 1996 Stock Option Plan (the "1996 Plan"). Under the 1996 Plan, as amended, 750,000 shares of Common Stock were reserved for issuance to officers, employees, consultants and advisors of the Company. As of December 31, 1996, 415,000 shares are available for future grant and options to acquire 335,000 shares remain outstanding under the 1996 Plan. The exercise prices of such options range from $2.25 to $4.125 per share. The 1996 Plan provides for the grant of incentive stock options intended to qualify as such under Section 422 of the Internal Revenue Code of 1986, as amended, and nonstatutory stock options which do not so qualify.

         The 1992 Plan and the 1996 Plan are administered by the Board of Directors. Subject to the limitations set forth in the 1992 Plan and the 1996 Plan, the Board has the authority to determine to whom options will be granted, the term during which options granted under the 1992 And the 1996 Plan may be exercised, the exercise price of options and the rate at which options may be exercised and may vest. The maximum term of each incentive stock option granted under the 1992 and the 1996 Plan is ten years. The exercise price of shares of Common Stock subject to options qualifying as incentive stock options may not be less than the fair market value of the Common Stock on the date of the grant. The exercise price of incentive options granted under the 1992 and the 1996 Plan to any participant who owns stock possessing more than 10% of the total combined voting power of all classes of outstanding stock of the Company must be at least equal to 110% of the fair market value on the date of grant. Any incentive stock options granted to such participants must also expire within five years from the date of grant. Under the 1992 Plan, the exercise price of both incentive stock options and nonstatutory stock options is payable in cash or, at the discretion of the Board, in Common Stock or a combination of cash and Common Stock. Under the 1996 Plan, the exercise price of options is payable in cash or such other means which the Board determines are consistent with such Plan and with applicable laws and regulations.

         The following table sets forth certain information with respect to options granted during the year ended December 31, 1996 to the Named Executive
Officer:

                        Option Grants in Last Fiscal Year

                                Individual Grants

-----------------------------------------------------------------------------------------------------
                                              % of Total
                                                Options
                                              Granted to          Exercise of
                             Options         Employees in            Base
   Name                    Granted(#)         Fiscal Year        Price ($/Sh)        Expiration Date
---------                  ----------         -----------        ------------      ------------------
Arthur P. Bollon,            50,000             30.3%               $4.125          April 1, 2006
Ph.D.                       100,000             60.6%               $2.25           December 15, 2006

         The following table sets forth certain information with respect to each exercise of stock options during the fiscal year ended December 31, 1996 by the Named Executive Officer and the number and value of unexercised options held by such Named Executive Officer as of December 31, 1996:

                 Aggregated Option Exercises in Last Fiscal Year
                            and FY-End Option Values

--------------------------------------------------------------------------------------------------------------
                                                                                                   Value of
                                                                         Number of             Unexercised In-
                                                                        Unexercised               the-Money
                                                                        Options at                Options at
                                    Shares                               FY-End(#)                FY-End(#)
                                  Acquired on         Value            Exercisable/              Exercisable/
             Name                Exercise (#)     Realized ($)         Unexercisable           Unexercisable(1)
             ----                ------------     ------------         -------------           ----------------
Arthur P. Bollon, Ph.D.                0                0             280,000/120,000             $95,000/$-

------------------
(1) Based on the fair market value of the Company's Common Stock on December 31, 1996, as determined by the Company's Board of Directors.

ITEM 11. Security Ownership of Certain Beneficial Owners and Management

         The following table sets forth certain information regarding ownership of Common Stock for (i) each person known by the Company to own beneficially five percent or more of the outstanding shares of the Company's Common Stock,
(ii) each director of the Company, (iii) each of the executive officers named under "Executive Compensation," and (iv) all officers and directors (including nominees) of the Company as a group as of March 19, 1997:

                                                                                   Series A
                                                       Common Stock             Preferred Stock
                                               --------------------------  ------------------------

                                                Amount and                  Amount and
                                                Nature of                    Nature of                Percent of
                                                Beneficial                  Beneficial                all Voting
                                                Ownership      Percent of    Ownership    Percent of  Securities
Name and Address of Beneficial Owner(1)            (2)         Class (2)        (3)       Class (3)       (4)
------------------------------------           ------------    ----------   -----------   ---------   -----------
Janssen-Meyers Associates, L.P......           1,639,500(5)         20.2     50,000         3.9         17.9
Bruce Meyers........................             829,500(6)         10.2     20,000         1.6          9.0
Peter W. Janssen....................             810,000(7)         10.0     30,000         2.4          8.9
Kinder Investments, L.P.............             790,000(8)          9.7       --           --           8.4
Lindsay A. Rosenwald, M.D...........             630,000(9)          7.8       --           --           6.7
Arthur P. Bollon, Ph.D..............             430,000(10)         5.2       --           --           4.5
Ira Gelb, M.D.......................              45,400(11)           *                    --            *
Irwin Gerson........................              40,200(12)           *       --           --            *
Walter Lovenberg, Ph.D..............              41,000(13)           *       --           --            *
Directors and executive officers as
a group (5 persons).................             572,600(14)         6.8       --           --           5.9

-----------------------------
*less than 1%
A person is deemed to be a beneficial owner of any securities of which that person has the right to acquire beneficial ownership of such securities within 60 days. Except as otherwise indicated, each of the persons named has sole voting and investment power with respect to the shares shown below.

 (1) Except as otherwise indicated, the address of each beneficial owner is c/o the Company, 9000 Harry Hines Boulevard, Dallas, Texas 75235.
 (2) Calculated on the basis of 8,105,801 shares of Common Stock outstanding except that shares of Common Stock underlying options or warrants exercisable within 60 days of the date hereof are deemed to be outstanding for purposes of calculating the beneficial ownership of securities of the holder of such options or warrants. This calculation excludes shares of Common Stock issuable upon the conversion of Series A Preferred Stock.
 (3) Calculated on the basis of 1,276,159 shares of Series A Preferred Stock outstanding.

 (4) Calculated on the basis of an aggregate of 9,381,960 shares of Common Stock and Series A Preferred Stock outstanding except that shares of Common Stock underlying options and warrants exercisable within 60 days of the date hereof are deemed to be outstanding for purposes of calculating beneficial ownership of securities of the holder of such options or warrants. This calculation excludes shares of Common Stock issuable upon the conversion of Series A Preferred Stock.
 (5) The address for Janssen-Meyers Associates, L.P. ("JMA") is 17 State Street, New York, New York 10004. Messrs. Meyers and Janssen are each 50% stockholders and the sole officers and directors of the corporate general partner of JMA. The aggregate number of shares of Common Stock and Series A Preferred Stock, respectively, owned by Messrs. Meyers and Janssen, or with respect to which they own warrants or options exercisable within 60 days of the date hereof, are also set forth as though owned by JMA.
 (6) Mr. Meyers' address is c/o Janssen-Meyers Associates, L.P., 17 State Street, New York, New York 10004. Consists of 829,500 shares of Common Stock and 20,000 shares of Series A Preferred Stock (which are convertible into 20,000 shares of Common Stock).
 (7) Mr. Janssen's address is c/o Janssen-Meyers Associates, L.P., 17 State Street, New York, New York 10004. Consists of 810,000 shares of Common Stock and 30,000 shares of Series A Preferred Stock (which are convertible into 30,000 shares of Common Stock).
 (8) The address for Kinder Investments, L.P. is 779 CR403, Greenville, New York 12083. Kinder Investments, L.P. is a Delaware limited partnership, the general partner of which is the Chairman of the Board of D.H. Blair & Co., Inc, and, whose limited partners consist of the children (including the wife of Dr. Rosenwald) and grandchildren of J. Morton Davis the sole stockholder of D.H. Blair Investment Banking Corp. Consists of 750,000 shares of Common Stock and Class A Warrants to acquire 40,000 shares of Common Stock, all of which are currently exercisable. Does not include 150,000 shares of Common Stock owned by D.H. Blair Investment Banking Corp. nor currently exercisable options to acquire 202,500 shares of Common Stock held by D.H. Blair Investment Banking Corp.
 (9) The address for Dr. Rosenwald is c/o 375 Park Avenue, New York, New York 10022. Dr. Rosenwald is a son-in-law of J. Morton Davis. Includes 153,500 shares of Common Stock owned of record by the Rosenwald Foundation, Inc., a tax-exempt charitable organization, of which Dr. Rosenwald is a trustee. See note (8) above.
(10) Consists of 200,000 shares of Common Stock and options to purchase 230,000 shares of Common Stock which are currently exercisable or exercisable within 60 days of the date hereof. Does not include options to purchase 170,000 shares of Common Stock not exercisable within 60 days of the date hereof.
(11) Consists of options to purchase 45,400 shares which are currently exercisable or exercisable within 60 days of the date hereof. Does not include options to purchase 23,600 shares of Common Stock not exercisable within 60 days of the date hereof.
(12) Consists of options to purchase 40,200 shares which are currently exercisable or exercisable within 60 days of the date hereof. Does not include options to purchase 24,800 shares of Common Stock which are not exercisable within 60 days of the date hereof.
(13) Consists of 2,000 shares of Common Stock and options to purchase 39,000 shares which are currently exercisable or exercisable within 60 days of the date hereof. Does not include options to purchase 26,000 shares of Common Stock which are not exercisable within 60 days of the date hereof.
(14) Consists of 202,000 shares of Common Stock and options to purchase an aggregate of 370,600 shares of Common Stock which are currently exercisable or exercisable within 60 days of the date hereof. Does not include options to purchase 253,400 shares of Common Stock not exercisable within 60 days of the date hereof.

ITEM 12. Certain Relationships and Related Transactions

         The Company completed a bridge financing in April 1995 (the "Bridge Financing") and an initial public offering of its securities in December 1995 (the "IPO"). Janssen-Meyers Associates, L.P. ("JMA") acted as placement agent for the Bridge Financing and as underwriter of the IPO and in consideration thereof, received fees of $203,750 and $1,092,500, respectively, plus non-accountable expense allowances of $61,125 and $345,000, respectively. In addition, JMA was granted, in connection with its services as placement agent for the Bridge Financing, a (i) five-year right of first refusal to act as agent for offerings of securities by the Company and certain of its shareholders and
(ii) the right to receive certain fees in connection with any merger and acquisition pursuant to an agreement with the Company. In connection with its services as underwriter of the IPO, JMA was granted options to purchase 159,285 units ("Units") at a price equal to $8.25 per Unit, each Unit consisting of one share of Common Stock, one redeemable Class C Warrant and one redeemable Class D Warrant. Bruce Meyers is a principal of JMA and was Vice Chairman of the Board of Directors and Vice President in charge of Business Development for the Company until his resignation from the Company in April 1995. In December 1996 the Company and JMA executed a one year non-exclusive investment banking agreement with the Company which provides for a monthly fee of $5,000 payable by the Company to JMA.

ITEM 13. Exhibits, List and Reports on Form 8-K

(a)  Exhibits


3.1    Certificate of Incorporation, as amended(1)

3.2    By-laws(1)

4.1 Specimen certificates representing Class C Warrants, Class D Warrants and Common Stock(1)

4.2 Form of Warrant Agreement with warrant certificates between the Company, Janssen/Meyers Associates, L.P. and American Stock Transfer and Trust Company(1)

4.3    Form of Unit Purchase Option(1)

4.4 Warrant Certificate issued to the Washington State University Research Foundation previously filed as an exhibit to the Company's Registration Statement on Form SB-2 ( File No. 333-13409) and is incorporated by reference herein.

10.1 Form of Consulting Agreement between the Company and Janssen-Meyers Associates, L.P.(1)

10.2   Employment Agreement dated March 1, 1992 between the Company and Arthur
       P. Bollon, Ph.D.(1)

10.3 Employment Agreement dated March 1, 1992 between the Company and Bruce Meyers, as amended(1)

10.4 Employment Agreement effective November 7, 1995 between the Company and Daniel Shusterman(1)

10.5   1992 Stock Option Plan, as amended(1)

10.6   Form of Stock Option Agreement(1)

10.7 Lease Agreement dated September 1, 1993 between the Company and Mutual Benefit Life Insurance Company In Rehabilitation(1)

10.8 Lease Agreement dated October 1, 1991 between the Company and J.K. and Susie Wadley Research Institute and Blood Bank, as amended(1)

10.9 Purchase Agreement dated October 10, 1991 between the Company and Wadley Technologies, Inc. ("Wadley")(1)

10.10  Security Agreement dated October 10, 1991 between the Company and
       Wadley(1)

10.11 License Agreement dated March 15, 1989 between the Company and Phillips Petroleum Company, as amended(1)

10.12 License Agreement dated June 10, 1993 between the Company and Research & Development Institute, Inc. ("RDI"), as amended, relating to the Fungal Paclitaxel Production System(1)

10.13 Research and Development Agreement effective June 10, 1993 between the Company and RDI, as amended(1)

10.14 License Agreement dated February 22, 1995 between the Company and RDI, as amended, relating to FTS-2(1)

10.15 Research, Development and License Agreement dated March 26, 1992 between the Company and Enzon, Inc. ("Enzon"), as amended(1)

10.16 Research, Development and License Agreement dated July 13, 1992 between the Company and Enzon relating to the Company's tumor necrosis factor technology(1)

10.17 Agreement effective June 30, 1992 between the Company and University of Texas at Dallas ("UTD"), as amended(1)

10.18 Research Agreement effective April 8, 1994 between the Company and Sloan-Kettering Institute for Cancer Research(1)

10.19 Joint Venture Agreement dated September 17, 1992 between the Company and Pestka Biomedical laboratories, Inc. ("Pestka")(1)

10.20 Stock Purchase Agreement dated September 17, 1992 between the Company and Pestka(1)

10.21 License Agreement dated September 17, 1992 between Cytomune, Inc. and Pestka(1)

10.22 Research and Development Agreement dated September 17, 1992 between Cytomune, Inc. and Pestka(1)

10.23 Marketing Agreement dated as of November 1, 1994 between Helm AG and the Company(1)

10.24  Extension Agreement with RDI dated June 5, 1995(1)

10.25  Third Amendment to Lease Agreement dated April 30, 1995(1)

10.26  Form of Subordinated Note Extension(1)

10.27  Form of Note Extension(1)

10.28  September 25, 1995 RDI Extension(1)

10.29  October 25, 1995 RDI Extension (1)

10.30 Amendment to License Agreement dated June 10, 1993, as amended, and Research and Development Agreement effective June 10, 1993, as amended, both agreements between the Company and RDI(2)

10.31 License Agreement No. W960206 effective February 27, 1996 between the Company and The Regents of the University of California(2)

10.32 License Agreement No. W960207 effective February 27, 1996 between the Company and The Regents of the University of California(2)

10.33 License Agreement with the Washington State University, dated July 2, 1996(3)*

10.34 Amendment to Agreement, effective June 30, 1992, as amended, between the Company and the University of Texas at Dallas(3)

10.35 1996 Stock Option Plan previously filed as Exhibit 4 to the Company's Form S-8 and is incorporated by reference herein.

10.36 Patent License Agreement between The University of Texas System and the Company previously filed as Exhibit 4.5 to the Company's Registration Statement on Form SB-2 (File No. 333-13409) and is incorporated by reference herein.

11     Statement re: Computation of per share earnings

21     List of Subsidiaries - None

23     Consent of Independent Auditors

27     Financial Data Schedule.

(b)    Reports on Form 8-K.

         No reports on Form 8-K were filed during the last quarter of the fiscal year ended December 31,1996.

-------------------

* This exhibit is subject to a confidential treatment request pursuant to Securities Exchange Act Rule 24b-2.
(1) Filed as exhibits to the Company's Registration Statement on Form SB-2 (File No. 33-91802) and are incorporated by reference herein.
(2) These exhibits were filed as exhibits to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995.
(3) These exhibits were filed as exhibits to the Company's Post-Effective Amendment No. 1 to Form SB-2 (File No. 33-91802) and are incorporated by reference herein.

                          CYTOCLONAL PHARMACEUTICS INC.
                          (a development stage company)

                          INDEX TO FINANCIAL STATEMENTS


                                                              PAGE
                                                             NUMBER
                                                            --------

REPORT OF INDEPENDENT AUDITORS                                 F-2


BALANCE SHEET AS AT DECEMBER 31, 1996                          F-3


STATEMENTS OF OPERATIONS FOR EACH OF THE
YEARS IN THE TWO-YEAR PERIOD ENDED
DECEMBER 31, 1996 AND FOR THE PERIOD
FROM SEPTEMBER 11, 1991 (INCEPTION) THROUGH
DECEMBER 31, 1996                                              F-4


STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(CAPITAL DEFICIENCY) FOR THE PERIOD FROM
SEPTEMBER 11, 1991 (INCEPTION) THROUGH
DECEMBER 31, 1991 AND FOR EACH OF THE YEARS
IN THE FIVE-YEAR PERIOD ENDED
DECEMBER 31, 1996                                              F-5


STATEMENTS OF CASH FLOWS FOR EACH OF
THE YEARS IN THE TWO-YEAR PERIOD ENDED
DECEMBER 31, 1996 AND FOR THE PERIOD
FROM SEPTEMBER 11, 1991 (INCEPTION) THROUGH
DECEMBER 31, 1996                                              F-6


NOTES TO FINANCIAL STATEMENTS                                  F-7

                         REPORT OF INDEPENDENT AUDITORS



Board of Directors and Stockholders
Cytoclonal Pharmaceutics Inc.
Dallas, Texas

         We have audited the accompanying balance sheet of Cytoclonal Pharmaceutics Inc. (a development stage company) as at December 31, 1996, and the related statements of operations, changes in stockholders' equity (capital deficiency) and cash flows for each of the years in the two-year period ended December 31, 1996 and for the period September 11, 1991 (inception) through December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements enumerated above present fairly, in all material respects, the financial position of Cytoclonal Pharmaceutics Inc. at December 31, 1996, and results of its operations and its cash flows for each of the years in the two-year period ended December 31, 1996 and for the period September 11, 1991 (inception) through December 31, 1996 in conformity with generally accepted accounting principles.



Richard A. Eisner & Company, LLP

New York, New York
February 7, 1997

With respect to Note K[2]
February 21, 1997

                          CYTOCLONAL PHARMACEUTICS INC.
                          (a development stage company)

                                  BALANCE SHEET

                             AS AT DECEMBER 31, 1996


                                   A S S E T S

Current assets:

   Cash and cash equivalents (Note B[6]) . . . . . . . . .      $  2,858,000

   Prepaid expenses and other current assets . . . . . . .            35,000
                                                                ------------

          Total current assets . . . . . . . . . . . . . .         2,893,000

Equipment, net (Notes B[1] and E). . . . . . . . . . . . .           104,000

Patent rights, less accumulated amortization of $386,000
   (Notes B[2] and C). . . . . . . . . . . . . . . . . . .           864,000

Investment in joint venture - at equity
   (Note D[2]) . . . . . . . . . . . . . . . . . . . . . .            16,000

Other assets . . . . . . . . . . . . . . . . . . . . . . .             4,000
                                                                ------------


          T O T A L. . . . . . . . . . . . . . . . . . . .      $  3,881,000
                                                                ============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

   Accounts payable and accrued expenses (Note F). . . . .      $    319,000

   Current portion of royalties payable (Note C) . . . . .            31,000
                                                                ------------

          Total current liabilities. . . . . . . . . . . .           350,000
                                                                ------------

Royalties payable (Note C) . . . . . . . . . . . . . . . .         1,219,000
                                                                ------------

          Total liabilities. . . . . . . . . . . . . . . .         1,569,000
                                                                ------------

Commitments and other matters (Notes C, D, J, and K)

Stockholders' equity (Note G):

   Preferred stock - $.01 par value, 10,000,000 shares
     authorized; 1,228,629 shares of Series A convertible
     preferred issued and outstanding (liquidation value
     $3,072,000). . . . . . . . . . . . . . . . . . . . . .           12,000

   Common stock - $.01 par value, 30,000,000 shares
     authorized; 7,730,546 shares issued and outstanding. .           78,000

   Additional paid-in capital . . . . . . . . . . . . . . .       14,074,000

   Deficit accumulated during the development stage . . . .      (11,852,000)
                                                               -------------

          Total stockholders' equity  . . . . . . . . . . .        2,312,000
                                                               -------------


          T O T A L. . . . . . . . . . . . . . . . . . . .      $  3,881,000
                                                               =============

   The accompanying notes to financial statements are an integral part hereof.

                          CYTOCLONAL PHARMACEUTICS INC.
                          (a development stage company)

                            STATEMENTS OF OPERATIONS



                                                                                                     September 11,
                                                                                                          1991
                                                                    Year Ended                         (Inception)
                                                                   December 31,                          through
                                                         --------------------------------              December 31,
                                                          1995                      1996                   1996
                                                         ------                    ------            ---------------
Operating expenses:

   Research and development. .                         $ 1,181,000               $ 1,576,000          $ 6,307,000


   General and administrative.                           1,138,000                 1,530,000            5,326,000
                                                       ------------              ------------         -----------


                                                         2,319,000                 3,106,000           11,633,000
                                                       ------------              ------------         -----------


Other (income) expenses:

   Interest (income) . . . . .                             (47,000)                 (216,000)            (419,000)


   Interest expense. . . . . .                             419,000                                        559,000
                                                       ------------              ------------         -----------


                                                           372,000                  (216,000)             140,000
                                                       ------------              ------------         -----------


NET (LOSS) . . . . . . . . . .                         $(2,691,000)              $(2,890,000)         $11,773,000
                                                       ============              ============         ===========


Net loss per common share. . .                               $(.53)                    $(.42)
                                                             ======                    ======


Weighted average number of
   shares outstanding
   (Note B[5]) . . . . . . . .                           5,695,000                 7,640,000
                                                         ==========                =========


                 The accompanying notes to financial statements
                          are an integral part hereof.

                          CYTOCLONAL PHARMACEUTICS INC.
                          (a development stage company)

       STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (CAPITAL DEFICIENCY)
                                    (Note G)

                                                                               Convertible
                                                                             Preferred Stock                 Common Stock
                                                                           Shares         Amount         Shares         Amount
                                                                          --------       --------       --------       --------
Common stock issued, no par . . . . . . . . . . . . . . . . . . . . . .                                   3,200,000
Value assigned to 300,000 warrants ($0.01 per warrant),
 issued in conjunction with a bridge
 loan . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .
Exchange of shares of no par shares for $.01
 par value shares . . . . . . . . . . . . . . . . . . . . . . . . . . .                                                   $32,000
Net (loss) for the period September 11, 1991
 (inception) through December 31, 1991. . . . . . . . . . . . . . . . .
                                                                                                         ----------      --------
Balance - December 31, 1991 . . . . . . . . . . . . . . . . . . . . . .                                   3,200,000        32,000

Stock issued in connection with private placement
 of 100 units ($50,000 per unit) less
 expenses of $649,000 . . . . . . . . . . . . . . . . . . . . . . . . .     1,000,000       $10,000       2,000,000        20,000
Common stock issued, $1.65 per share (Note D[2]). . . . . . . . . . . .                                      20,000
Net (loss) for the year . . . . . . . . . . . . . . . . . . . . . . . .
                                                                           ----------      --------      ----------      --------
Balance - December 31, 1992 . . . . . . . . . . . . . . . . . . . . . .     1,000,000        10,000       5,220,000        52,000

Value assigned to 20,000 options ($0.65 per option)
 issued and charged to research and
 development (Note D[1]). . . . . . . . . . . . . . . . . . . . . . . .
Preferred dividend (cash and stock) . . . . . . . . . . . . . . . . . .        48,611         1,000
Net (loss) for the year . . . . . . . . . . . . . . . . . . . . . . . .
                                                                           ----------      --------      ----------      --------
Balance - December 31, 1993 . . . . . . . . . . . . . . . . . . . . . .     1,048,611        11,000       5,220,000        52,000

Value assigned to warrants issued in private
 placement of debt securities ($0.17 and $0.18
 per warrant) (Note G[4]) . . . . . . . . . . . . . . . . . . . . . . .
Preferred dividend (stock). . . . . . . . . . . . . . . . . . . . . . .       104,869         1,000
Net (loss) for the year . . . . . . . . . . . . . . . . . . . . . . . .
                                                                           ----------       -------      ----------      --------
Balance - December 31, 1994 . . . . . . . . . . . . . . . . . . . . . .     1,153,480        12,000       5,220,000        52,000

Value assigned to warrants issued in private
 placement of debt securities ($0.18 per warrant)
 (Note G[4]). . . . . . . . . . . . . . . . . . . . . . . . . . . . . .
Preferred dividend (stock). . . . . . . . . . . . . . . . . . . . . . .       115,307         1,000
Simultaneous exercise of options ($1.825
 per share) and purchase of treasury
 stock ($4.00 per share). . . . . . . . . . . . . . . . . . . . . . . .                                      80,000         1,000
Retirement of treasury stock. . . . . . . . . . . . . . . . . . . . . .                                     (36,500)
Issuance of common stock in initial
 public offering - (net of costs of
 $2,135,000) ($5.00 per unit) . . . . . . . . . . . . . . . . . . . . .                                   2,300,000        23,000
Net (loss) for the year . . . . . . . . . . . . . . . . . . . . . . . .
                                                                           ----------      --------      ----------      --------
Balance - December 31, 1995 . . . . . . . . . . . . . . . . . . . . . .     1,268,787        13,000       7,563,500        76,000

Preferred dividend (stock). . . . . . . . . . . . . . . . . . . . . . .       126,888         1,000
Preferred stock converted to common stock . . . . . . . . . . . . . . .      (167,046)       (2,000)        167,046         2,000
Value assigned to 20,000 ($2.29) and 100,000
 ($0.84) options issued for professional services . . . . . . . . . . .
Value assigned to 36,000 warrants ($1.17) issued and charged to research and development . . . . . . . . . . . . . . . . . . . . . . .
Net (loss) for the year . . . . . . . . . . . . . . . . . . . . . . . .
                                                                           ----------      --------      ----------      --------
BALANCE - DECEMBER 31, 1996 . . . . . . . . . . . . . . . . . . . . . .     1,228,629       $12,000       7,730,546       $78,000
                                                                           ==========      ========      ==========      ========

                             (RESTUBBED FROM ABOVE)

                                                                                 Deficit
                                                                              Accumulated            Treasury Stock
                                                            Additional          During          ----------------------
                                                             Paid-in          Development        Common
                                                             Capital             Stage           Shares      Amount         Total
                                                            ---------        -------------      --------     ------         -----
Common stock issued, no par . . . . . . . . . . . . . . . .  $      1,000                                               $     1,000
Value assigned to 300,000 warrants ($0.01 per warrant),
 issued in conjunction with a bridge
 loan . . . . . . . . . . . . . . . . . . . . . . . . . . .         3,000                                                     3,000
Exchange of shares of no par shares for $.01
 par value shares . . . . . . . . . . . . . . . . . . . . .        47,000    $    (79,000)                                    - 0 -
Net (loss) for the period September 11, 1991
 (inception) through December 31, 1991. . . . . . . . . . .                      (218,000)                                 (218,000)
                                                             ------------    ------------                               -----------
Balance - December 31, 1991 . . . . . . . . . . . . . . . .        51,000        (297,000)                                 (214,000)

Stock issued in connection with private placement
 of 100 units ($50,000 per unit) less
 expenses of $649,000 . . . . . . . . . . . . . . . . . . .     4,321,000                                                 4,351,000
Common stock issued, $1.65 per share (Note D[2]). . . . . .        33,000                                                    33,000
Net (loss) for the year . . . . . . . . . . . . . . . . . .                    (1,317,000)                               (1,317,000)
                                                             ------------    ------------                               -----------
Balance - December 31, 1992 . . . . . . . . . . . . . . . .     4,405,000      (1,614,000)                                2,853,000

Value assigned to 20,000 options ($0.65 per option)
 issued and charged to research and
 development (Note D[1]). . . . . . . . . . . . . . . . . .        13,000                                                    13,000
Preferred dividend (cash and stock) . . . . . . . . . . . .      (123,000)                                                 (122,000)
Net (loss) for the year . . . . . . . . . . . . . . . . . .                    (2,392,000)                               (2,392,000)
                                                             ------------    ------------                               -----------
Balance - December 31, 1993 . . . . . . . . . . . . . . . .     4,295,000      (4,006,000)                                  352,000

Value assigned to warrants issued in private
 placement of debt securities ($0.17 and $0.18
 per warrant) (Note G[4]) . . . . . . . . . . . . . . . . .       187,000                                                   187,000
Preferred dividend (stock). . . . . . . . . . . . . . . . .        (1,000)                                                    - 0 -
Net (loss) for the year . . . . . . . . . . . . . . . . . .                    (2,265,000)                               (2,265,000)
                                                              -----------    ------------                               -----------
Balance - December 31, 1994 . . . . . . . . . . . . . . . .     4,481,000      (6,271,000)                               (1,726,000)

Value assigned to warrants issued in private
 placement of debt securities ($0.18 per warrant)
 (Note G[4]). . . . . . . . . . . . . . . . . . . . . . . .        82,000                                                    82,000
Preferred dividend (stock). . . . . . . . . . . . . . . . .        (1,000)                                                    - 0 -
Simultaneous exercise of options ($1.825
 per share) and purchase of treasury
 stock ($4.00 per share). . . . . . . . . . . . . . . . . .       145,000                       (36,500)    $(146,000)        - 0 -
Retirement of treasury stock. . . . . . . . . . . . . . . .      (146,000)                       36,500       146,000         - 0 -
Issuance of common stock in initial
 public offering - (net of costs of
 $2,135,000) ($5.00 per unit) . . . . . . . . . . . . . . .     9,342,000                                                 9,365,000
Net (loss) for the year . . . . . . . . . . . . . . . . . .                    (2,691,000)                               (2,691,000)
                                                              -----------    ------------       -------     ---------   -----------
Balance - December 31, 1995 . . . . . . . . . . . . . . . .    13,903,000      (8,962,000)        - 0 -         - 0 -     5,030,000

Preferred dividend (stock). . . . . . . . . . . . . . . . .        (1,000)                                                    - 0 -
Preferred stock converted to common stock . . . . . . . . .                                                                   - 0 -
Value assigned to 20,000 ($2.29) and 100,000
 ($0.84) options issued for professional services . . . . .       130,000                                                   130,000
Value assigned to 36,000 warrants ($1.17) issued
 and charged to research and development. . . . . . . . . .        42,000                                                    42,000
Net (loss) for the year . . . . . . . . . . . . . . . . . .                    (2,890,000)                               (2,890,000)
                                                              -----------    ------------       -------       -------   -----------
BALANCE - DECEMBER 31, 1996 . . . . . . . . . . . . . . . .   $14,074,000    $(11,852,000)      $ - 0 -       $ - 0 -   $ 2,312,000
                                                              ===========    ============       =======       =======   ===========

                 The accompanying notes to financial statements
                          are an integral part hereof.

                          CYTOCLONAL PHARMACEUTICS INC.
                          (a development stage company)

                            STATEMENTS OF CASH FLOWS

                                                                                                                September 11,
                                                                                                                    1991
                                                                             Year Ended                          (Inception)
                                                                             December 31,                          through
                                                                    -----------------------------                December 31,
                                                                     1995                   1996                     1996
                                                                    ------                 ------               -------------
Cash flows from operating activities:
   Net (loss). . . . . . . . . . . . . . . .                       $(2,691,000)           $(2,890,000)           $(11,773,000)
   Adjustments to reconcile net (loss) to
     net cash (used in) operating
     activities:
       Depreciation and amortization . . . .                           112,000                115,000                 569,000
       Amortization of debt discount . . . .                           205,000                                        269,000
       Amortization of debt costs. . . . . .                           374,000                                        554,000
       Value assigned to warrants and
         options . . . . . . . . . . . . . .                                                  172,000                 188,000
       Equity in loss of joint venture . . .                            23,000                 23,000                 216,000
       Changes in operating assets and
         liabilities:
           (Increase) in other assets. . . .                           (16,000)                (3,000)                (43,000)
           Increase (decrease) in accounts
             payable and accrued expenses. .                           (45,000)                74,000                 309,000
                                                                   ------------           ------------           ------------
               Net cash (used in) operating
                 activities. . . . . . . . .                        (2,038,000)            (2,509,000)             (9,711,000)
                                                                   ------------           ------------           -------------
Cash flows from investing activities:
   Purchase of equipment . . . . . . . . . .                                                  (75,000)               (196,000)
   Investment in joint venture . . . . . . .                                                                         (233,000)
                                                                                          ------------           -------------
               Net cash (used in) investing
                 activities. . . . . . . . .                                                  (75,000)               (429,000)
                                                                                          ------------           -------------
Cash flows from financing activities:
   Net proceeds from sales of preferred and
     common stock. . . . . . . . . . . . . .                         9,365,000                                     13,750,000
   Proceeds from bridge loans, net of
     expenses. . . . . . . . . . . . . . . .                           758,000                                      2,684,000
   Repayment of bridge loans . . . . . . . .                        (3,038,000)                                    (3,238,000)
   Principal payments of equipment notes . .                                                                          (76,000)
   Dividends paid. . . . . . . . . . . . . .                                                                         (122,000)
                                                                   ------------                                  -------------
               Net cash provided by
                 financing activities. . . .                         7,085,000                                     12,998,000
                                                                   ------------                                  ------------
NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS. . . . . . . . . . . . .                         5,047,000            (2,584,000)               2,858,000

Cash at beginning of period. . . . . . . . .                           395,000             5,442,000
                                                                   ------------           -----------            ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD .                       $ 5,442,000           $ 2,858,000             $  2,858,000
                                                                   ============           ============           ============
Supplemental disclosures of cash flow information:
     Cash paid for interest. . . . . . . . .                       $   267,000
     Noncash investing activities:
       Equipment acquired included in
         accounts payable and accrued
         expenses. . . . . . . . . . . . . .                                             $    10,000

                 The accompanying notes to financial statements
                          are an integral part hereof.

                          CYTOCLONAL PHARMACEUTICS INC.
                          (a development stage company)

                          NOTES TO FINANCIAL STATEMENTS

(NOTE A) - The Company:

         Cytoclonal Pharmaceutics Inc., (the "Company") was incorporated on November 18, 1991. In December 1991, a Texas corporation, Cytoclonal Pharmaceutics Inc. (formerly Bio Pharmaceutics, Inc.) was merged into the Company. The accompanying financial statements include the operations of the Texas corporation from its inception on September 11, 1991. The Company is in the development stage and its efforts are devoted to the research and development of various therapeutic and diagnostic pharmaceutical products for the prevention of cancer, viral and immune diseases.

(NOTE B) - Summary of Significant Accounting Policies:

         [1]  Equipment:

                  Equipment is stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets which range from five to seven years. Leasehold improvements are amortized over the lesser of the economic useful life of the improvement or term of the lease whichever is shorter.

         [2]  Patent rights and costs:

                  Purchased patents which were acquired in October 1991 are stated at cost and are being amortized on the straight-line method over 17 years, the life of the patents, and charged to research and development expense. Approximately 90% of these costs were allocated to issued patents. The Company estimates undiscounted future cash flows from future products under development and royalties which are covered by these patents. An impairment in the amount of the shortfall would be recognized if those estimated future cash flows were less than the unamortized costs (Note C).

         [3]  Research and development:

                  Research and development costs are charged to expense as incurred.

         [4]  Concentration of credit risk:

                  Financial instruments which potentially subject the Company to concentration of credit risk consist principally of cash and cash equivalents which are at one financial institution.

(continued)

                          CYTOCLONAL PHARMACEUTICS INC.
                          (a development stage company)

                          NOTES TO FINANCIAL STATEMENTS

(NOTE B) - Summary of Significant Accounting Policies:  (continued)

         [5]      Loss per common share:

                  Net loss per common share is based on the weighted average number of common shares outstanding during the period as adjusted for the reverse stock split referred to in Note G[2]. In accordance with Securities and Exchange Commission requirements, common shares, options and warrants issued during the twelve-month period prior to filing of the initial public offering have been included in the calculation as if they were outstanding for all periods prior to the offering.

         [6]  Cash equivalents:

                  The Company considers all highly liquid short-term investments purchased with a maturity of three months or less to be cash equivalents.

         [7]      Stock-based compensation:

                  In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has elected to continue to account for its stock-based compensation plans using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"). Under the provisions of APB No. 25, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's common stock at the date of the grant over the amount an employee must pay to acquire the stock.

         [8]      Fair value of financial instruments:

                  The carrying value of cash, accounts payable and accrued expenses approximates their fair value due to the short period to maturity of these instruments.

         [9]      Use of estimates:

                  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(continued)

                          CYTOCLONAL PHARMACEUTICS INC.
                          (a development stage company)

                          NOTES TO FINANCIAL STATEMENTS

(NOTE C) - Agreement With Wadley Technologies, Inc. ("Wadtech"):

         On October 10, 1991 the Company entered into an agreement to acquire certain patent rights, technology and know-how (the "Technology") from Wadtech for the fixed sum of $1,250,000 and ongoing royalties.

         The agreement provides for the payment of royalties of up to 6.25% of gross selling price of products incorporating the Technology and up to 50% of all compensation received by the Company for sales by sublicensees of any products covered by the Technology, which will be applied to reducing the fixed sum of $1,250,000, until the fixed sum is paid. Thereafter the agreement provides for the payment of royalties of up to 3.75% of gross selling price of products incorporating the Technology and up to 50% of all compensation received by the Company for sales by sublicensees of any products covered by the Technology. The agreement also provides for minimum royalty payments of $31,250, $62,500 and $125,000 during each twelve-month period beginning October 1, 1996, 1997 and 1998, respectively. Thereafter, during each twelve-month period beginning October 1, 1999 the agreement provides for minimum royalty payments of $125,000. As of December 31, 1996 the Company has not made any payments under the agreement.

         The Company granted Wadtech a security interest in the Technology until the fixed sum is paid. The agreement continues for 99 years from October 10, 1991 and the Company has the option to terminate the agreement without cause on three months notice to Wadtech.

(NOTE D) - Collaboration Agreements:

         [1]  Agreements with Research and Development Institute, Inc.
              ("RDI"):

                  During June 1993 the Company entered into a research and license agreement with RDI of Montana State University pursuant to which the Company finances and RDI conducts research and development at Montana State University in the field of taxol producing organisms. In connection with the agreement, RDI has granted the Company an exclusive license and licensing rights to its patents and know-how throughout the world to develop and market products relating to the technology for a payment of $150,000.

(continued)

                          CYTOCLONAL PHARMACEUTICS INC.
                          (a development stage company)

                          NOTES TO FINANCIAL STATEMENTS


(NOTE D) - Collaboration Agreements:  (continued)

         [1] Agreements with Research and Development Institute, Inc. ("RDI"): (continued)

                  The Company has agreed to finance research to be conducted under the agreement and is obligated to pay RDI an aggregate fixed fee of $250,000 per annum for four years commencing in 1993. In addition, the Company has agreed to pay RDI royalties of up to 6% of net sales of products derived under the agreement with minimum royalty payments as follows: $25,000 in June 1994, $50,000 in June 1995, $75,000 in June 1996 and $100,000 in June 1997 and
thereafter. The Company has the option to extend the research under mutually agreeable terms. In connection with the agreement, the Company issued an option to RDI to purchase 20,000 shares of the Company's common stock at $2.50 per share. The Company valued these options at approximately $13,000 which was charged to research and development.

         [2]  Agreements with Pestka Biomedical Laboratories, Inc.
              ("Pestka"):

                  In September 1992 the Company formed a corporate joint venture with Pestka for the purpose of developing, manufacturing and marketing a therapeutic drug for blood related cancers such as leukemia and lymphomas. The agreement provides for the Company to contribute $233,000, which was paid during 1992, and certain technology and for Pestka to grant the joint venture an exclusive, worldwide license to certain patents and proprietary rights. The stockholders of Pestka purchased 20,000 shares of the Company's common stock for a price of $1.65 per share. The corporate stockholders have no further obligations to fund the joint venture. The investment in the joint venture is accounted for on the equity method. The equity in loss of joint venture, included in research and development costs, was approximately $23,000 for each of the years ended December 31, 1995 and December 31, 1996.

                  Under a related agreement, Pestka agreed to perform certain research and development, as defined, for the joint venture, for $233,000.

(continued)

                          CYTOCLONAL PHARMACEUTICS INC.
                          (a development stage company)

                          NOTES TO FINANCIAL STATEMENTS

(NOTE D) - Collaboration Agreements:  (continued)

         [3]  Agreements With Enzon, Inc. ("Enzon"):

                  In March and July 1992, the Company entered into agreements with Enzon to jointly fund, research, develop, test and market anti-cancer drugs. Terms of the agreements provide for the Company (i) to undertake research and development using certain technology owned and developed by Enzon; and (ii) to grant Enzon an exclusive, worldwide license to certain technology owned and royalties and/or allocation of profits and losses from the sale of the products. The agreements terminate on a product-by-product basis 15 years from the first approval to market each such product.

                  In 1992 Enzon paid the Company $50,000; such payment was recorded as a reduction of research and development costs.

(NOTE E) - Equipment:

         Equipment at December 31, 1996 is summarized as follows:

          Office equipment. . . . . . . . . . . .  $ 36,000
          Furniture and fixtures. . . . . . . . .    16,000
          Computers and laboratory equipment. . .   224,000
          Leasehold improvements. . . . . . . . .     8,000
                                                   --------
                    T o t a l . . . . . . . . . .   284,000

          Less accumulated depreciation and
             amortization . . . . . . . . . . . .   180,000
                                                   --------
                    Net . . . . . . . . . . . . .  $104,000
                                                   ========

(NOTE F) - Accounts Payable and Accrued Expenses:

         Accounts payable and accrued expenses at December 31, 1996 consists of the following:

                  Professional fees. . . . . . . . . . .  $ 35,000
                  Equipment. . . . . . . . . . . . . . .    10,000
                  Payroll and related expenses . . . . .   145,000
                  Licensors and contractors. . . . . . .    89,000
                  Occupancy costs. . . . . . . . . . . .    11,000
                  Others . . . . . . . . . . . . . . . .    29,000
                                                          --------
                                                          $319,000
                                                          ========
(continued)

                          CYTOCLONAL PHARMACEUTICS INC.
                          (a development stage company)

                          NOTES TO FINANCIAL STATEMENTS

(NOTE G) - Stockholders' Equity:

         [1]  Public offering:

                  In November 1995, the Company effected an initial public offering of its securities. A total of 2,300,000 units, each comprised of one share of common stock, one redeemable Class C warrant and one redeemable Class D warrant were sold for $5.00 a unit, yielding net proceeds of approximately $9,365,000 after underwriting commissions and other expenses of the offering.

         [2]      Stock split:

                  In August 1995 the Company effected a reverse stock split of one share of common stock for 2.5 shares of common stock held and an identical reverse split for the preferred stock. The accompanying financial statements have been adjusted to give retroactive effect to the reverse stock split.

         [3]  Preferred stock:

                  On January 6, 1992 the Board of Directors designated 4,000,000 shares of preferred stock as Series A convertible preferred stock. The holders of Series A preferred stock are entitled to (i) convert on a one-for-one basis to common stock subject to adjustment, as defined, (ii) voting rights equivalent to voting rights of common stockholders, (iii) receive dividends equal to $.25 per share payable on or about January 15 each year in cash or newly-issued shares of Series A preferred or a combination thereof (iv) liquidation preferences of $2.50 per preferred share and (v) certain demand and piggyback registration rights with respect to the common shares issuable upon conversion.

                  The Company, at its option has the right to redeem all or any portion of the Series A convertible preferred stock at $2.50 per share plus accrued and unpaid dividends.

         [4]  Warrants:

                  At December 31, 1996 shares of common stock were reserved for issuance upon exercise of warrants as follows:

                   Warrant  Exercise    Expiration        Number of
                    Type     Price         Date        Shares Reserved
                  -------   --------   ------------   ----------------

                  Class A    $3.75     November 2000       200,000
                  Class B    $4.375    November 2000       407,500
                  Class C    $6.50     November 2000     4,600,000
                  Class D    $8.75     November 2000     2,300,000

(continued)

                          CYTOCLONAL PHARMACEUTICS INC.
                          (a development stage company)

                          NOTES TO FINANCIAL STATEMENTS

(NOTE G) - Stockholders' Equity:

         [4]  Warrants:  (continued)

                  The Class A and Class B warrants were issued in connection with two bridge financings completed in August 1994, and April 1995 where the Company issued an aggregate of $3,037,500 in notes bearing interest at 9% per annum (effective rate 18% to 24%) which were repaid in 1995, including $400,000 of these notes which were past due, from the net proceeds of the initial public offering.

                  Effective November 1996, the Class C and Class D warrants are subject to redemption at $.05 per warrant on 30 days prior written notice provided the average of the closing bid prices of the common stock for any period of 30 consecutive business days ending within 15 business days of the date on which the notice of redemption is given shall have exceeded $9.10 per share for redemption of the Class C warrants and $12.25 per share for redemption of the Class D warrants.

                  Each Class C warrant entitles the holder to purchase a unit consisting of one share of common stock and one redeemable Class D detachable warrant. Each Class D warrant entitles the holder to purchase one share of common stock.

         [5]  Stock options:

                  During 1992 the Board of Directors and the stockholders of the Company approved a Stock Option Plan (the "1992 Plan") which provides for the granting of options to purchase up to 520,000 shares of common stock, pursuant to which officers, directors, key employees and the Company's Scientific Advisory Board are eligible to receive incentive and/or nonstatutory stock options.

                  During 1996 the Board of Directors and the stockholders of the Company approved the 1996 Stock Option Plan (the "1996 Plan") which provides for the granting of incentive and nonstatutory options for up to 750,000 shares of common stock to officers, employees, directors and consultants of the Company.

                  Options granted under the 1992 plan and the 1996 plan are exercisable for a period of up to 10 years from date of grant at an exercise price which is not less than the fair value on date of grant, except that the exercise period of options granted to a stockholder owning more than 10% of the outstanding capital stock may not exceed five years and their exercise price may not be less than 110% of the fair value of the common stock at date of grant. Options generally vest 40% after six months of employment and thereafter 20% annually on anniversary date of grant.

(continued)

                          CYTOCLONAL PHARMACEUTICS INC.
                          (a development stage company)

                          NOTES TO FINANCIAL STATEMENTS


(NOTE G) - Stockholders' Equity:  (continued)

         [5]  Stock options:  (continued)

                  Stock option activity under the 1992 plan and the 1996 plan is summarized as follows:

                                                                                    Year Ended December 31,
                                                                        ----------------------------------------------------------
                                                                                  1995                          1996
                                                                        ----------------------------  ----------------------------
                                                                                         Weighted                         Weighted
                                                                                         Average                          Average
                                                                                         Exercise                         Exercise
                                                                         Shares           Price           Shares            Price
                                                                        --------        ----------       --------        ----------
Options outstanding at beginning of year                                502,000            $1.76         440,000            $2.01
Granted. . . . . . . . . . . . . . . . .                                 42,000            $4.53         335,000            $3.47
Exercised. . . . . . . . . . . . . . . .                                (80,000)          $1.825
Cancelled. . . . . . . . . . . . . . . .                                (24,000)           $1.80         (21,500)           $1.81
                                                                        --------                         --------
Options outstanding at end of year . . .                                440,000            $2.01         753,500            $2.67
                                                                        ========                         ========
Options exercisable at end of year . . .                                350,000            $1.73         475,500            $2.28
                                                                        ========                         ========

                  The following table presents information relating to stock options outstanding at December 31, 1996.

                                                                                                Options
                                          Options Outstanding                                 Exercisable
                                   --------------------------------------------      -----------------------------
                                                                      Weighted
                                                    Weighted          Average                            Weighted
                                                    Average          Remaining                           Average
   Range of                                         Exercise          Life in                            Exercise
Exercise Price                       Shares           Price            Years            Shares            Price
--------------                      --------        --------         ----------       ---------          ---------
$1.65  - $2.50                      468,000           $1.81             6.91           363,200             $1.69
$3.25  - $4.125                     258,500           $3.98             9.21            96,100             $4.08
$4.375 - $5.00                       27,000           $4.86             8.54            16,200             $4.86
                                    --------                           -----           -------
                                    753,500                             7.76           475,500
                                    ========                           =====           =======

                  As of December 31, 1996, 21,500 options are available for future grant under the 1992 Plan and 415,000 options are available under the 1996 Plan.

(continued)

                          CYTOCLONAL PHARMACEUTICS INC.
                          (a development stage company)

                          NOTES TO FINANCIAL STATEMENTS

(NOTE G) - Stockholders' Equity:  (continued)

         [5]  Stock options:  (continued)

                  The weighted-average fair value at date of grant for options granted during 1995 and 1996 was $1.67 and $2.16 per option, respectively. The fair value of options at date of grant was estimated using the Black-Scholes option pricing model utilizing the following assumptions:

                                               1995          1996
                                            ----------   --------

         Risk-free interest rates. . . . .  6% to 7.1%   6.3% to 6.8%
         Expected option life in years . .     10             10
         Expected stock price volatility .     38%         33% - 53%
         Expected dividend yield . . . . .      0%            0%

                  Had the Company elected to recognize compensation cost based on the fair value of the options at the date of grant as prescribed by SFAS No. 123, net (loss) in 1995 and 1996 would have been ($2,706,000) and ($3,185,000)
or ($0.53) per share and ($0.46) per share, respectively.

         [6]  Other options and warrants:

                  In connection with its private offerings to sell preferred and common stock, during the year ended December 31, 1992, the placement agent has an option to purchase 10 units; each unit consists of 10,000 shares of preferred stock and 20,000 shares of common stock. The option is exercisable through February 21, 1997 at a price of $50,000 per unit (Note K[2]).

                  In connection with its bridge financings, the placement agent received options to purchase 506,250 warrants at $.10 per warrant. These warrants are exercisable into an aggregate of 202,500 shares of common stock through November 2000 at a price of $3.75 per share.

                  In connection with its initial public offering the Company sold to the underwriter, at a nominal amount, a unit purchase option to purchase up to an aggregate of 200,000 additional units at $8.25. The units purchasable upon exercise of the unit purchase option are identical to the units offered in the initial public offering except that the warrants included therein are not subject to redemption by the Company. These units become exercisable November 1998 for a two year period.

(continued)

                          CYTOCLONAL PHARMACEUTICS INC.
                          (a development stage company)

                          NOTES TO FINANCIAL STATEMENTS

(NOTE G) - Stockholders' Equity:  (continued)

         [6]  Other options and warrants:  (continued)

                  In February and August 1996, the Company granted options to purchase 100,000 and 20,000 shares of common stock at $4.25 and $3.25 per share, respectively, as compensation for professional services. The Company determined the fair value of these options to be approximately $130,000 which was charged to operations.

                  In July 1996 the Company granted a licensor (Note I[4]) warrants to purchase 36,000 shares of common stock at $4.25 per share. An aggregate of 12,000 warrants per annum are exercisable commencing July 1999 and expire July 2002. The Company determined the fair value of these warrants to be approximately $42,000 which was charged to research and development.


(NOTE H) - Related Party Transaction:

         In connection with certain of the private placements during 1995, Janssen-Meyers Associates, L.P. ("JMA"), an affiliate of a former officer, acted as placement agent and received $118,000, as compensation.

         Effective December 1996, the Company entered into a one year agreement with JMA whereby the Company will receive financial and investment banking services for a consulting fee of $5,000 per month plus commissions, as defined.


(NOTE I) - Income Taxes:

         At December 31, 1996, the Company had approximately $11,200,000 of net operating loss carryforwards for federal income tax purposes which expire through 2011.

         At December 31, 1996 the Company has a deferred tax asset of approximately $3,900,000 representing the benefits of its net operating loss carryforward and certain expenses not currently deductible. The Company's deferred tax asset has been fully reserved by a valuation allowance since realization of its benefit is uncertain. The difference between the statutory tax rate of 34% and the Company's effective tax rate of 0% is substantially due to the increase in the valuation allowance of $1,000,000 (1995) and $1,000,000
(1996). The Company's ability to utilize its net operating loss carryforwards may be subject to an annual limitation in future periods pursuant to Section 382 of the Internal Revenue Code of 1986, as amended.

(continued)

                          CYTOCLONAL PHARMACEUTICS INC.
                          (a development stage company)

                          NOTES TO FINANCIAL STATEMENTS

(NOTE J) - Commitments and Other Matters:  (continued)

         [1]  Leases:

              The Company is obligated to pay $119,000 for office and laboratory space under leases expiring through December 31, 1997.

              Rent expense was approximately $115,000 and $123,000 for the years ended December 31, 1995 and 1996, respectively.

         [2]  Employment agreements:

              The Company has employment agreements with two officers which provide for annual base salaries of $165,000 and $75,000, (subject to annual increases of not less than 5% per year and bonuses at the discretion of the Board of Directors) for a period of five years and three years, respectively, commencing November 1995.

         [3]  Contract research:

              The Company had contracted with an institution to conduct research through May 31, 1996 at a cost of approximately $150,000. In April 1996 this agreement was extended to May 31, 1998 providing for additional funding of $90,000 (aggregate $240,000). As of December 31, 1996 the Company has incurred approximately $137,000 of such costs.

         [4]  Consulting agreement:

              During 1996 the Company entered into an agreement with a consulting firm whereby the Company has agreed to pay a fee of $3,000 per month and to grant warrants to purchase 75,000 shares of common stock at $4.25 per share in return for financial advisory services. The warrants become exercisable in the event a transaction introduced to the Company by the consulting firm is consummated, at which time the Company will record a noncash charge representing the fair value of the warrants.

         [5]  Other:

              In February 1996, the Company entered into two license agreements ("Agreements") with the Regents of the University of California, granting to the Company exclusive rights to certain technology and patent rights. Pursuant to the Agreements, the Company paid license fees of $10,000 and has agreed to pay $10,000 upon issuance of each patent. In addition, the Company must pay a yearly license maintenance fee on both licenses until the Company is commercially selling a product based on the technology derived from these License Agreements, at which time a royalty based on net sales will be due.

(continued)

                          CYTOCLONAL PHARMACEUTICS INC.
                          (a development stage company)

                          NOTES TO FINANCIAL STATEMENTS

(NOTE J) - Commitments and Other Matters:  (continued)

         [5]  Other:  (continued)

              In July 1996, the Company entered into an agreement with Washington State University Research Foundation ("WSURF") whereby the Company received an exclusive, world-wide license to use and/or sublicense patented technology or prospective patented technology (the "WSURF Technology"). The Company is required to pay WSURF license fees of $7,500 per year commencing on July 1, 1997 as well as certain royalties and sublicensing fees. This Agreement shall be in full force and effect until the last to expire of the patents licensed under the WSURF Technology, subject to termination by either party as defined. In conjunction with this agreement the Company granted WSURF 36,000 warrants (Note G[6]).


(NOTE K) - Subsequent Events:

         [1]  Preferred stock dividend:

              During January 1997, the Board of Directors declared a 10% dividend on Series A preferred stock.

         [2]  Placement agent unit option exercise:

              On February 21, 1997, the Company received aggregate proceeds of $500,000 from the exercise of 10 unit purchase options, and issued 50,000 preferred shares and 250,000 common shares.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     CYTOCLONAL PHARMACEUTICS INC.


Dated: March 28, 1997                By: /s/ Arthur P. Bollon, Ph.D.
                                         ----------------------------
                                        Arthur P. Bollon, Ph.D., President

         In accordance with the Exchange Act, this report has been signed below by the following on behalf of the registrant and in capacities and on the dates indicated.

Signature                          Capacity                              Date
---------                          --------                              ----
/s/ Arthur P. Bollon,              Chairman, President, Chief            March 28, 1997
-----------------------------      Executive Officer and Director
                                   (principal executive officer)
Arthur P. Bollon, Ph.D

/s/ Ira Gelb, M.D.                 Director                              March 28, 1997
-----------------------------
Ira Gelb, M.D.


/s/ Irwin C. Gerson                Director                              March 28, 1997
-----------------------------
Irwin C. Gerson


/s/ Walter M. Lovenberg            Director                              March 28, 1997
-----------------------------
Walter M. Lovenberg, Ph.D.


/s/ Daniel Shusterman              Vice President Operations,           March 28, 1997
-----------------------------      Treasurer and Chief Financial
Daniel Shusterman, J.D.            Officer (principal financial
                                   and accounting officer)