Form 10KSB/A
period 1996-12-31
CYTOCLONAL PHARMACEUTICS INC /DE
filed 1997-05-06
CIK 944809

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 FORM 10-KSB/A-1



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

                                   SIGNATURES


         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                     CYTOCLONAL PHARMACEUTICS INC.



Dated: May 5, 1997                By: /s/ Arthur P. Bollon, Ph.D.
                                         ----------------------------
                                        Arthur P. Bollon, Ph.D., President


         In accordance with the Exchange Act, this report has been signed below by the following on behalf of the registrant and in capacities and on the dates indicated.


Signature                          Capacity                              Date
---------                          --------                              ----
/s/ Arthur P. Bollon,              Chairman, President, Chief            May 5, 1997
-----------------------------      Executive Officer and Director
                                   (principal executive officer)
Arthur P. Bollon, Ph.D

/s/ Ira Gelb, M.D.                 Director                              May 5, 1997
-----------------------------
Ira Gelb, M.D.


/s/ Irwin C. Gerson                Director                              May 5, 1997
-----------------------------
Irwin C. Gerson


/s/ Walter M. Lovenberg            Director                              May 5, 1997
-----------------------------
Walter M. Lovenberg, Ph.D.


/s/ Daniel Shusterman              Vice President Operations,            May 5, 1997
-----------------------------      Treasurer and Chief Financial
Daniel Shusterman, J.D.            Officer (principal financial
                                   and accounting officer)