Form 10QSB
period 1997-03-31
CYTOCLONAL PHARMACEUTICS INC /DE
filed 1997-05-15
CIK 944809

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                                   FORM 10-QSB
(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      March 31, 1997
                                    --------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

For the transition period from _______________ to _____________________

Commission file number      0-26918
                            -------


                          CYTOCLONAL PHARMACEUTICS INC.
        -----------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)


           Delaware                                        75-2402409
 ------------------------------                     ----------------------
(State or Other jurisdication of                       (I.R.S. Employer
 incorporation or Organization)                     Identification Number)

           9000 Harry Hines Boulevard, Suite 330, Dallas, Texas 75235
           ----------------------------------------------------------
                    (Address of Principal Executive Offices)

                                 (214)-353-2922
                ------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)


   -------------------------------------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                         if changed since last report)

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes __X__   No _____


                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 8,211,944 shares of common stock, $.01 par value, outstanding as of May 8, 1996.

           Transitional Small Business Disclosure Format (check one):

Yes _____   No __X__

                          CYTOCLONAL PHARMACEUTICS INC.


                                TABLE OF CONTENTS


                                                                                                                Page(s)
                                                                                                                -------
PART I.  FINANCIAL INFORMATION

                  Item 1. --     Financial Statements:

                                 Balance Sheets as of March 31, 1997
                                   (unaudited) and December 31, 1996                                           3

                                 Statements of Operations  for the
                                   Three Months Ended March 31, 1996 and 1997
                                   (unaudited)  and the Period From September
                                   11, 1991 (Inception) Through March 31, 1997                                 4

                                 Statements  of Cash Flows for the
                                   Three Months Ended March 31, 1996 and 1997
                                   (unaudited)  and the Period From September
                                   11, 1991 (Inception) Through March 31, 1997                                 5

                                 Notes to Financial Statements                                                 6

                  Item 2. --     Management's Discussion and Analysis of Financial
                                   Condition and Results of Operations                                       7-8


PART II.  OTHER INFORMATION

                  Item 2. -- Changes in Securities                                                             9

                  Item 6. -- Exhibits and Reports on Form 8-K                                                  9

Signatures                                                                                                    10

Exhibit 11  Computation of net (loss) per share                                                               11

Exhibit 27  Financial Data Schedule                                                                           12


                         PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                            CYTOCLONAL PHARMACEUTICS INC.
                            (a development stage company)

                                    BALANCE SHEETS

                                                                                                December 31,           March 31,
                                                                                                    1996                 1997
                                                                                                 ----------           ----------
                                        ASSETS                                                                        (unaudited)
Current assets:

   Cash                                                                                          $2,858,000            $2,657,000

   Prepaid expenses and other current assets                                                         35,000                38,000
                                                                                                 ----------            ----------

          Total current assets                                                                    2,893,000             2,695,000

Equipment, net                                                                                      104,000               123,000

Patent rights, less accumulated amortization of
    $386,000 and $405,000                                                                           864,000               845,000

Investment in joint venture - at equity                                                              16,000                10,000

Other assets                                                                                          4,000                 4,000
                                                                                                 ----------            ----------
          T O T A L                                                                              $3,881,000            $3,677,000
                                                                                                 ==========            ==========

                         LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:

   Accounts payable and accrued expenses                                                            319,000               341,000

   Current portion of royalties payable                                                              31,000                62,000
                                                                                                 ----------            ----------

           Total current liabilities                                                                350,000               403,000
                                                                                                 ----------            ----------

Royalties payable less current portion                                                            1,219,000             1,188,000
                                                                                                 ----------            ----------

          Total liabilities                                                                       1,569,000             1,591,000
                                                                                                 ----------            ----------

Stockholders' equity:

    Preferred stock - $.01 par value, 10,000,000 shares authorized; 1,228,629 and 1,242,776 shares of Series A convertible preferred issued and outstanding at December 31, 1996 and March 31, 1997, respectively
     (liquidation value $3,072,000 and $3,107,000 at December 31, 1996 and March
     31, 1997, respectively)                                                                         12,000                12,000

    Common Stock - $.01 par value, 30,000,000 shares authorized: 7,730,546 and
     8,139,187 shares issued and outstanding at December 31, 1996 and March 31,
     1997, respectively                                                                              78,000                81,000

Additional paid-in capital                                                                       14,074,000            14,583,000

Deficit accumulated during the development stage                                                (11,852,000)          (12,590,000)
                                                                                                 ----------            ----------

          Total Stockholders' Equity                                                              2,312,000             2,086,000
                                                                                                 ----------            ----------

          T O T A L                                                                              $3,881,000            $3,677,000
                                                                                                 ==========            ==========


                          CYTOCLONAL PHARMACEUTICS INC.
                          (a development stage company)

                            STATEMENTS OF OPERATIONS
                                   (unaudited)



                                                                                                               September 11, 1991
                                                                        Three Months Ended                         (inception)
                                                                            March 31,                                through
                                                       ----------------------------------------------               March 31,
                                                             1996                          1997                       1997
                                                       --------------                 --------------            --------------

Operating Expenses:
    Research and development                              $339,000                      $322,000                    $6,629,000
    General and administrative                             380,000                       447,000                     5,773,000
                                                          --------                      --------                    ----------
                                                           719,000                       769,000                    12,402,000
                                                          --------                      --------                    ----------

Other (Income) expenses:
    Interest (income)                                      (62,000)                      (32,000)                     (451,000)

    Interest expense                                          --                           1,000                       560,000
                                                          --------                      --------                    ----------
                                                           (62,000)                      (31,000)                      109,000
                                                         ---------                     ---------                  ------------
NET (LOSS)                                               ($657,000)                    ($738,000)                 ($12,511,000)
                                                         =========                     =========                  ============

Net loss per common share                                   ($0.13)                       ($0.10)                         -
                                                         =========                     =========

Weighted average number of
    shares outstanding                                   7,569,918                     7,934,488                          -
                                                         =========                     =========


                          CYTOCLONAL PHARMACEUTICS INC.
                          (a development stage company)

                            STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                                                       September 11,
                                                                                                                            1991
                                                                                      Three Months Ended                (Inception)
                                                                                          March 31,                       through
                                                                            -------------------------------------        March 31,
                                                                                  1996                1997                  1997
                                                                            -----------------   -----------------     -------------
Cash flows from operating activities:
   Net (loss)                                                                ($   657,000)        ($   738,000)       ($12,511,000)
   Adjustments to reconcile net (loss) to net
      cash (used in) operating activities:
         Depreciation and amortization                                             28,000               28,000             597,000
         Amortization of debt discount                                               --                   --               269,000
         Amortization of debt costs                                                  --                   --               554,000
         Value assigned to warrants and
            options                                                                  --                 12,000             200,000
         Equity in loss of joint venture                                            6,000                6,000             222,000
         Changes in operating assets and
            liabilities:
               (Increase) decrease in other assets                                 15,000               (3,000)            (46,000)
               Increase in accounts payable
                   and accrued expenses                                            88,000               22,000             331,000
                                                                             ------------         ------------           ---------
                         Net cash (used in) operating
                            activities                                           (520,000)            (673,000)        (10,384,000)
                                                                             ------------         ------------           ---------
Cash flows from investing activities:
    Purchase of equipment                                                         (17,000)             (28,000)           (224,000)
    Investment in joint venture                                                      --                   --              (233,000)
                                                                             ------------         ------------           ---------
                        Net cash (used in) investing
                            activities                                            (17,000)             (28,000)           (457,000)
                                                                             ============         ============           =========
Cash flows from financing activities:
    Net proceeds from sales of preferred and
        common stock                                                                 --                   --            13,750,000
    Proceeds from exercise of options                                                --                500,000             500,000
    Proceeds from bridge loans, net of expenses                                      --                   --             2,684,000
    Repayment of bridge loans                                                        --                   --            (3,238,000)
    Principal payments of equipment notes                                            --                   --               (76,000)
    Dividends paid                                                                   --                   --              (122,000)
                                                                             ------------         ------------           ---------
                         Net cash provided by
                            financing activities                                     --                500,000          13,498,000
                                                                             ------------         ------------           ---------
NET (DECREASE) IN CASH                                                           (537,000)            (201,000)               --
Cash at beginning of period                                                     5,442,000            2,858,000                --
                                                                             ------------         ------------
CASH AT END OF PERIOD                                                        $  4,905,000         $  2,657,000           2,657,000
                                                                             ============         ============           =========



                          CYTOCLONAL PHARMACEUTICS INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 1997
                                   (unaudited)

(1)      Financial Statement Presentation

         The unaudited financial statements of Cytoclonal Pharmaceutics Inc., a Delaware corporation (the "Company"), included herein have been prepared in accordance with the rules and regulations promulgated by the Securities and Exchange Commission and, in the opinion of management, reflect all adjustments (consisting only of normal recurring accruals) necessary to present fairly the results of operations for the interim periods presented. Certain information and footnote disclosures normally included in financial statements, prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations. However, management believes that the disclosures are adequate to make the information presented not misleading. These financial statements and the notes thereto should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996. The results for the interim periods are not necessarily indicative of the results for the full fiscal year.

 (2)     Stock Option Plan

         In April 1996, the Board of Directors of the Company adopted the Cytoclonal Pharmaceutics Inc. 1996 Stock Option Plan (the "1996 Plan") subject to stockholder approval. The 1996 Plan, which was approved by a majority of stockholders on June 3, 1996, authorizes 750,000 shares of common stock to be reserved for issuance to the Company's officers, employees, consultants and advisors. As of May 12, 1997, options to acquire 365,000 shares of common stock are available for future grant and options to acquire 385,000 shares of common stock remain outstanding pursuant to the 1996 Plan. The 1996 Plan provides for the grant of incentive stock options intended to qualify as such under
         Section 422 of the Internal Revenue Code of 1986, as amended, and nonstatutory stock options which do not so qualify.

(3)     Placement Agent Purchase Option Exercise

         On February 21, 1997, the Company received aggregate proceeds of $500,000 from the exercise of outstanding placement agent purchase options and, in connection therewith, issued 50,000 shares of its preferred stock and 250,000 shares of its common stock.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

         The following discussion should be read in conjunction with, and is qualified in its entirety by, the Financial Statements and the Notes thereto included in this report. This discussion contains certain forward-looking statements that involve substantial risks and uncertainties. When used in this report, the words "anticipate," "believe," "estimate," "expect" and similar expressions as they relate to the Company or its management are intended to identify such forward-looking statements. The Company's actual results, performance or achievements could differ materially from those expressed in, or implied by, these forward-looking statements. Historical operating results are not necessarily indicative of the trends in operating results for any further period.

         Cytoclonal Pharmaceutics Inc., a Delaware corporation (the "Company"), was duly organized and commenced operations in September 1991. The Company is in the development stage, and its efforts have been principally devoted to research and development activities and organizational efforts, including the development of products for the treatment of cancer and infectious diseases, recruiting its scientific and management personnel and advisors and raising capital.

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

          o initiating animal studies of IL-P and, if successful, submission of an IND for clinical trials.

          o continuing the funding of the research on anti-sense technology currently being conducted at the University of Texas at Dallas.

          o making modest improvements to the Company's laboratory facilities.

          o hiring additional research technicians and a financial vice president.

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

         For the period from January 1, 1997 to March 31, 1997, the Company incurred a net loss of $738,000. The Company expects to incur additional losses in the foreseeable future.

         The Company incurred a net loss of $657,000 for the three months ended March 31, 1996. The increase from the previous year was attributable to increased operating expenses and decreased interest income.

         The Company incurred general and administrative expenses of $380,000 and $447,000 for the three months ended March 1996 and March 1997, respectively. The increase from the previous year was attributable to increased technology marketing costs, consulting fees and legal and professional fees. The increase in legal and professional fees was primarily attributable to increased patent expenses.

         The Company incurred research and development expenses of $339,000 and $322,000 for the three months ended March 1996 and March 1997, respectively. The decrease was attributable to completion of its funding obligation to Research and Development, Inc. under the collaboration agreement, partially offset by an increase in research salaries.

         The Company believes that the net proceeds from its initial public offering of November 1995 and the exercise of the placement agent purchase options in February 1997 will be sufficient to finance the Company's plan of operation through the end of 1997. There can be no assurance that the Company will generate sufficient revenues to fund its operations after such period or that any required financings will be available, through bank borrowings, debt or equity offerings, or otherwise, on acceptable terms or at all.

                           PART II. OTHER INFORMATION


Item 2.     CHANGES IN SECURITIES

         In January 1997, the Company issued 122,788 shares of Series A Preferred Stock as full payment of the dividend due on the Series A Preferred Stock for the year ended December 31, 1996 to the holders of such preferred stock. Such issuance was pursuant to Section 3(a)(9) promulgated under the Securities Act of 1993, as amended, based on the fact that it involved an exchange by the issuer exclusively with its existing security-holders and no commission or other remuneration was paid or given directly or indirectly for soliciting such exchange.

         In February 1997, the Company issued 250,000 shares of Common Stock and 50,000 shares of Preferred Stock upon the exercise of placement agent purchase options and in April 1997, the 250,000 shares of Common Stock were registered pursuant to the Securities Act of 1933, as amended. Such issuances were made in reliance upon an exemption from the registration provisions of the Securities Act of 1933, as amended, set forth in Section 4(2) thereof relative to sales by an issuer not involving any public offering.


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

                  (a)    Exhibit 11 Computation of net (loss) per share
                         Exhibit 27 Financial Data Schedule

                  (b)    Reports on Form 8-K - None

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            CYTOCLONAL PHARMACEUTICS INC.



Date: May 15, 1997                          /s/ Daniel M. Shusterman
                                            ------------------------------------
                                            Daniel M. Shusterman
                                            Vice President of Operations,
                                            Treasurer and Chief Financial
                                            Officer