Form 10QSB
period 1997-06-30
CYTOCLONAL PHARMACEUTICS INC /DE
filed 1997-08-13
CIK 944809

                   U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                 FORM 10-QSB
(MARK ONE)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

FOR THE QUARTERLY PERIOD ENDED      JUNE 30, 1997
                                 ------------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT
     FOR THE TRANSITION PERIOD FROM               TO
                                    -------------    -------------

COMMISSION FILE NUMBER      0-26918
                        ---------------


                             CYTOCLONAL PHARMACEUTICS INC.
          -----------------------------------------------------------------
          (Exact Name of Small Business Issuer as Specified in Its Charter)

                 DELAWARE                               75-2402409
    ------------------------------                 ----------------------
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

              ----------------------------------------------------------
                 (Former Name, Former Address and Former Fiscal Year,
                            if changed since last report)

    CHECK WHETHER THE ISSUER:  (1) FILED ALL REPORTS REQUIRED TO BE FILED BY
SECTION 13 OR 15(d) OF THE EXCHANGE ACT DURING THE PAST 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

YES  X     NO
    ---       ---

                         APPLICABLE ONLY TO CORPORATE ISSUERS

    STATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF
COMMON EQUITY, AS OF THE LATEST PRACTICABLE DATE:   8,264,291 SHARES OF COMMON
STOCK, $.01 PAR VALUE, OUTSTANDING AS OF AUGUST 8, 1997.

    TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE):

YES        NO  X
    ---       ---

                            CYTOCLONAL PHARMACEUTICS INC.

                                  TABLE OF CONTENTS

                                                                                    Page(s)
                                                                                    -------
PART I.  FINANCIAL INFORMATION

            Item 1. --  Financial Statements:

                        Condensed Balance Sheets as of June 30, 1997
                          (unaudited) and December 31, 1996                              3

                        Condensed Statements of Operations for the Three
                          Months Ended June 30, 1996 and 1997 (unaudited)
                          and for the Six Months Ended June 30, 1996 and
                          and 1997 (unaudited) and the Period From
                          September 11,  1991 (Inception) Through
                          June 30, 1997                                                  4

                        Condensed Statements of Cash Flows for the Six
                          Months Ended June 30, 1996 and 1997 (unaudited)
                          and the Period From September 11, 1991
                          (Inception) Through June 30, 1997                              5

                        Notes to Financial Statements                                    6

            Item 2. --  Management's Discussion and Analysis of Financial
                         Condition and Results of Operations                           7-8


PART II.  OTHER INFORMATION

            Item 4. - Submission of Matters to a Vote of Security Holders                9

            Item 6. -- Exhibits and Reports on Form 8-K                                  9

Signatures                                                                              10

Exhibit 11  Computation of per share earnings                                           11

Exhibit 27  Financial Data Schedule                                                     12

                        PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                 CYTOCLONAL PHARMACEUTICS INC.
                 (A DEVELOPMENT STAGE COMPANY)

                        BALANCE SHEETS

                                                        DECEMBER 31,     JUNE 30,
                                                           1996            1997
                             ASSETS                                     (UNAUDITED)
                                                       ------------    ------------
Current assets:

   Cash                                                $  2,858,000    $  1,857,000

   Prepaid expenses and other current assets                 35,000          41,000
                                                       ------------    ------------

          Total current assets                            2,893,000       1,898,000

Equipment, net                                              104,000         116,000

Patent rights, less accumulated amortization of
 $386,000 and $424,000                                      864,000         826,000

Investment in joint venture - at equity                      16,000           4,000

Other assets                                                  4,000           4,000
                                                       ------------    ------------

          T O T A L                                    $  3,881,000    $  2,848,000
                                                       ------------    ------------
                                                       ------------    ------------


             LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:

   Accounts payable and accrued expenses                    319,000         291,000

   Current portion of royalties payable                      31,000          78,000
                                                       ------------    ------------

           Total current liabilities                        350,000         369,000
                                                       ------------    ------------

Royalties payable less current portion                    1,219,000       1,172,000
                                                       ------------    ------------

          Total liabilities                               1,569,000       1,541,000
                                                       ------------    ------------
Stockholders' equity:

    Preferred stock - $.01 par value, 10,000,000 shares
     authorized; 1,228,629 and 1,165,592 shares of Series A
     convertible preferred issued and outstanding at
     December 31, 1996 and June 30, 1997, respectively
     (liquidation value $3,072,000 and $2,914,000 at
     December 31, 1996 and June 30, 1997, respectively)      12,000          12,000

    Common Stock - $.01 par value, 30,000,000 shares
     authorized: 7,730,546 and 8,216,371 shares issued
     and outstanding at December 31, 1996 and
     June 30, 1997, respectively                             78,000          82,000

Additional paid-in capital                               14,074,000      14,582,000

Deficit accumulated during the development stage        (11,852,000)    (13,369,000)
                                                       ------------    ------------

          Total Stockholders' Equity                      2,312,000       1,307,000
                                                       ------------    ------------

          T O T A L                                    $  3,881,000    $  2,848,000
                                                       ------------    ------------
                                                       ------------    ------------

                         CYTOCLONAL PHARMACEUTICS INC.
                         (A DEVELOPMENT STAGE COMPANY)

                           STATEMENT OF OPERATIONS
                                 (UNAUDITED)

                                                                                         SEPTEMBER 11,
                                                                                             1991
                                                                                         (INCEPTION)
                                      THREE MONTHS ENDED         SIX MONTHS ENDED          THROUGH
                                           JUNE 30,                  JUNE 30,              JUNE 30,
                                     --------------------   -------------------------    -----------
                                       1996        1997         1996           1997          1997
                                    ---------   ---------   -----------    ----------    -----------
Operating Expenses:
  Research and development           $390,000    $366,000    $  729,000    $  688,000    $ 6,995,000
  General and administrative          327,000     440,000       707,000       887,000      6,213,000
                                    ---------   ---------   -----------    ----------    -----------
                                      717,000     806,000     1,436,000     1,575,000     13,208,000
                                    ---------   ---------   -----------    ----------    -----------

Other (Income) expenses:
  Interest (income)                   (54,000)    (28,000)     (116,000)      (60,000)      (479,000)

  Interest expense                                  1,000                       2,000        561,000
                                    ---------   ---------   -----------    ----------    -----------
                                      (54,000)    (27,000)     (116,000)      (58,000)        82,000
                                    ---------   ---------   -----------    ----------    -----------

NET (LOSS)                          $(663,000)  $(779,000)  $(1,320,000)  $(1,517,000)  $(13,290,000)

Net loss per common share           $   (0.10)  $   (0.10)  $     (0.19)  $     (0.21)

Weighted average number of
  shares outstanding                7,637,000   8,206,000     7,603,000     8,073,000

          CYTOCLONAL PHARMACEUTICS INC.
          (A DEVELOPMENT STAGE COMPANY)

            STATEMENTS OF CASH FLOWS
                  (UNAUDITED)

                                                                               SEPTEMBER 11,
                                                                                    1991
                                                      SIX MONTHS ENDED          (INCEPTION)
                                                          JUNE 30,                THROUGH
                                                 ---------------------------      JUNE 30,
                                                     1996           1997           1997
                                                 ------------   ------------   -------------
Cash flows from operating activities:
   Net (loss)                                    ($1,320,000)   ($1,517,000)   ($13,290,000)
   Adjustments to reconcile net (loss) to net
    cash (used in) operating activities:
         Depreciation and amortization                57,000         57,000         626,000
         Amortization of debt discount                 -             -              269,000
         Amortization of debt costs                    -             -              554,000
         Value assigned to warrants and options        -             12,000         200,000
         Equity in loss of joint venture              12,000         12,000         228,000
         Changes in operating assets and
          liabilities:
               (Increase) decrease in other assets    (9,000)        (6,000)        (49,000)
               Increase (decrease) in accounts
                payable and accrued expenses         155,000        (18,000)        291,000
                                                 ------------   ------------   -------------
                   Net cash (used in)
                    operating activities          (1,105,000)    (1,460,000)    (11,171,000)
                                                 ------------   ------------   -------------

Cash flows from investing activities:
    Purchase of equipment                            (47,000)       (41,000)       (237,000)
    Investment in joint venture                        -             -             (233,000)
                                                 ------------   ------------   -------------
                   Net cash (used in) investing
                    activities                       (47,000)       (41,000)       (470,000)
                                                 ------------   ------------   -------------
                                                 ------------   ------------   -------------

Cash flows from financing activities:
    Net proceeds from sales of preferred and
     common stock                                      -              -          13,750,000
    Proceeds from exercise of options                  -            500,000         500,000
    Proceeds from bridge loans, net of expenses        -              -           2,684,000
    Repayment of bridge loans                          -              -          (3,238,000)
    Principal payments of equipment notes              -              -             (76,000)
    Dividends paid                                     -              -            (122,000)
                                                 ------------   ------------   -------------
                   Net cash provided by
                    financing activities               -            500,000      13,498,000
                                                 ------------   ------------   -------------

NET (DECREASE) IN CASH                            (1,152,000)    (1,001,000)      1,875,000
Cash at beginning of period                        5,442,000      2,858,000           0
                                                 ------------   ------------   -------------

CASH AT END OF PERIOD                             $4,290,000     $1,857,000     $ 1,875,000
                                                 ------------   ------------   -------------
                                                 ------------   ------------   -------------

                         CYTOCLONAL PHARMACEUTICS INC.
                         NOTES TO FINANCIAL STATEMENTS
                                 June 30, 1997
                                  (unaudited)

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

(2) STOCK OPTION PLAN

    In April 1996, the Board of Directors of the Company adopted the Cytoclonal Pharmaceutics Inc. 1996 Stock Option Plan (the "1996 Plan") subject to stockholder approval. The 1996 Plan, which was approved by a majority of stockholders on June 3, 1996, authorizes 750,000 shares of common stock to be reserved for issuance to the Company's officers, employees, consultants and advisors. As of August 4, 1997, options to acquire 255,000 shares of common stock are available for future grant and options to acquire 495,000 shares of common stock remain outstanding pursuant to the 1996 Plan. The 1996 Plan provides for the grant of incentive stock options intended to qualify as such under Section 422 of the Internal Revenue Code of 1986, as amended, and nonstatutory stock options which do not so qualify.

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

   The Company's plan of operation is aimed at research and development and related activities comprising:

   - further developing the Paclitaxel production from the Fungal Paclitaxel Production System using optimized fermentation technologies and strain improvements utilizing selection and Paclitaxel-specific genes.

   - development of Paclitaxel treatment of polycystic kidney disease, a potential new Paclitaxel indication.

   - further development of a diagnostic test using the patented LCG gene and related MAb to test in vitro serum, tissue or respiratory aspirant material for the presence of cells which may indicate a predisposition to, or early sign of, lung or other cancers.

   - developing a humanized antibody specific for the protein associated with the LCG gene and, if successful, submission of an IND for clinical trials.

   - further testing the TNF-PEG technology as an anti-cancer agent in animal studies and possible submission of IND.

   - testing of proprietary vectors which have been constructed for the expression of specific proteins that may be utilizable for vaccines for different diseases.

   - further development of anti-sense technology currently being conducted at the University of Texas at Dallas.

   - making modest improvements to the Company's laboratory facilities.

   - hiring additional research technicians and a financial vice president.

   - seeking to establish strategic partnerships for the development, marketing, sales and manufacturing of the Company's proposed products.

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

   For the period from April 1, 1997 to June 30, 1997, the Company incurred a net loss of $779,000 compared to a net loss of $663,000 for the same period in 1996. For the period from January 1, 1997 to June 30, 1997, the Company incurred a net loss of $1,517,000 compared to a net loss of $1,320,000 for the same period in 1996. The increase from the previous year was attributable to an increase in operating expenses and a decrease in interest income. The Company expects to incur additional losses in the foreseeable future.

   The Company incurred general and administrative expenses of $707,000 and $887,000 for the six months ended June 1996 and June 1997, respectively. The increase from the previous year was attributable to increased technology marketing and public relations costs, consulting fees and legal and professional fees, partially offset by a decrease in insurance expenses and travel and lodging costs.

   The Company incurred research and development expenses of $729,000 and $688,000 for the six months ended June 1996 and June 1997, respectively. The decrease was attributable to the completion of the Company's funding obligation to Research and Development, Inc. under the collaboration agreement, partially offset by an increase in research salaries, royalties and expenses associated with the Washington State University Research Foundation agreement.

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

                             PART II.  OTHER INFORMATION


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    On June 28, 1997, the stockholders of the Company held their annual meeting in Dallas, Texas. The holders of 5,242,161 shares of Common Stock and 376,024 shares of Preferred Stock were present or represented by proxy and, accordingly, a quorum was present and maters were voted on as follows:

    The following persons were re-elected directors of the Company:

                                       Common Stock          Preferred Stock
                                     For       Withheld       For    Withheld
                                  ---------------------     -----------------
    Arthur P. Bollon, Ph.D.       5,190,861     51,300      372,181    3,843
    Ira J. Gelb, M.D.             5,190,861     51,300      372,181    3,843
    Irwin C. Gerson               5,190,861     51,300      372,181    3,843
    Walter M. Lovenberg, Ph.D.    5,190,861     51,300      372,181    3,843


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



                                       CYTOCLONAL PHARMACEUTICS INC.



Date: August 14, 1997                  /s/ Daniel M. Shusterman
                                       -----------------------------------
                                       Daniel M. Shusterman
                                       Vice President of Operations,
                                       Treasurer and Chief Financial
                                       Officer