Form 10QSB
period 1997-09-30
CYTOCLONAL PHARMACEUTICS INC /DE
filed 1997-11-13
CIK 944809

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549
                                     FORM 10-QSB

(MARK ONE)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED      SEPTEMBER 30, 1997
                               -----------------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT For the Transition period from ______________ to ______________

Commission file Number      0-26918
                       ------------------------------------------------------

                            CYTOCLONAL PHARMACEUTICS INC.
      -----------------------------------------------------------------
      (Exact Name of Small Business Issuer as Specified in Its Charter)


         DELAWARE                                         75-2402409
---------------------------------------------        ---------------------
(State or Other Jurisdiction of Incorporation          (I.R.S. Employer
  or Organization)                                   Identification Number)

               9000 Harry Hines Boulevard, Suite 330, Dallas, Texas 75235
------------------------------------------------------------------------------
                   (Address of Principal Executive Offices)

                                (214)-353-2922
------------------------------------------------------------------------------
               (Issuer's Telephone Number, Including Area Code)

------------------------------------------------------------------------------
  (Former Name, Former Address and Former Fiscal Year, if changed since last report)

     Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES       X           NO
     -----------          -----------

                       APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 8,743,058 shares of common stock, $.01 par value, outstanding as of November 10, 1997.

     Transitional Small Business Disclosure Format (check one):

YES                   NO       X
     -----------          -----------

                          CYTOCLONAL PHARMACEUTICS INC.

                               TABLE OF CONTENTS

                                                                             Page(s)
                                                                             -------
PART I.  FINANCIAL INFORMATION

            Item 1. --  Financial Statements:

                        Balance Sheets as of September 30, 1997 (unaudited)
                         and December 31, 1996                                    3

                        Statements of Operations for the Three Months
                         Ended September 30, 1996 and 1997 (unaudited)
                         and for the Nine Months Ended September 30, 1996
                         and 1997 (unaudited) and the Period From
                         September 11, 1991 (Inception) Through
                         September 30, 1997                                       4

                        Statements of Cash Flows for the Nine Months
                         Ended September 30, 1996 and 1997 (unaudited)
                         and the Period From September 11, 1991
                         (Inception) Through September 30, 1997                   5

                        Notes to Financial Statements                             6

            Item 2. --  Management's Discussion and Analysis of Financial
                         Condition and Results of Operations                    7-8


PART II.  OTHER INFORMATION


            Item 6. --  Exhibits and Reports on Form 8-K                          9

Signatures                                                                       10

Exhibit 11  Computation of per share earnings                                    11

Exhibit 27  Financial Data Schedule                                              12

                         PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                         CYTOCLONAL PHARMACEUTICS INC.
                         (A DEVELOPMENT STAGE COMPANY)

                                  BALANCE SHEETS

                                                     DECEMBER 31,  SEPTEMBER 30,
                                                        1996           1997
                                                     ------------  ------------
                    ASSETS                                         (UNAUDITED)

Current assets:
   Cash                                              $  2,858,000  $  1,159,000
   Prepaid expenses and other current assets               35,000        16,000
                                                     ------------  ------------
          Total current assets                          2,893,000     1,175,000
Equipment, net                                            104,000       107,000
Patent rights, less accumulated amortization of
    $386,000 and $444,000                                 864,000       806,000
Investment in joint venture - at equity                    16,000             0
Other assets                                                4,000         4,000
                                                     ------------  ------------
          T O T A L                                  $  3,881,000  $  2,092,000
                                                     ------------  ------------
                                                     ------------  ------------
        LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Accounts payable and accrued expenses             $    319,000  $    307,000
                                                     ------------  ------------
   Current portion of royalties payable                    31,000        70,000
                                                     ------------  ------------
           Total current liabilities                      350,000       377,000
                                                     ------------  ------------
Royalties payable less current portion                  1,219,000     1,156,000
                                                     ------------  ------------
          Total liabilities                             1,569,000     1,533,000
                                                     ------------  ------------
Stockholders' equity:
   Preferred stock - $.01 par value, 10,000,000
    shares authorized; 1,228,629 and 1,101,513
    shares of Series A convertible preferred
    issued and outstanding at December 31, 1996
    and September 30, 1997, respectively
    (liquidation value $3,072,000 and $2,754,000           12,000        11,000
    at December 31, 1996 and September 30, 1997, respectively)

   Common Stock - $.01 par value, 30,000,000
    shares authorized: 7,730,546 and 8,300,450
    shares issued and outstanding at
    December 31, 1996 and September 30, 1997,              78,000        83,000
    respectively

Additional paid-in capital                             14,074,000    14,779,000
Deficit accumulated during the development stage      (11,852,000)  (14,314,000)
                                                     ------------  ------------
          Total Stockholders' Equity                    2,312,000       559,000
                                                     ------------  ------------
          T O T A L                                  $  3,881,000  $  2,092,000
                                                     ------------  ------------
                                                     ------------  ------------

                         CYTOCLONAL PHARMACEUTICS INC.
                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                                                                                        SEPTEMBER 11,
                                                                                            1991
                                  THREE MONTHS ENDED        NINE MONTHS ENDED            (INCEPTION)
                                     SEPTEMBER 30,             SEPTEMBER 30,              THROUGH
                              ------------------------   ---------------------------    SEPTEMBER 30,
                                  1996         1997          1996           1997           1997
                              -----------   ----------   ------------   ------------    ------------
Operating Expenses:
  Research and development    $   454,000   $  362,000     $1,183,000   $  1,050,000    $  7,357,000
  General and administrative      403,000      603,000      1,110,000      1,490,000       6,816,000
                              -----------   ----------   ------------   ------------    ------------
                                  857,000      965,000      2,293,000      2,540,000      14,173,000
                              -----------   ----------   ------------   ------------    ------------
Other (Income) expenses:
  Interest (income)               (49,000)     (20,000)      (165,000)       (80,000)       (499,000)

  Interest expense                      0            0              0          2,000         561,000
                              -----------   ----------   ------------   ------------    ------------
                                  (49,000)     (20,000)      (165,000)       (78,000)         62,000
                              -----------   ----------   ------------   ------------    ------------
NET (LOSS)                      $(808,000)   $(945,000)   $(2,128,000)   $(2,462,000)   $(14,235,000)
                              -----------   ----------   ------------   ------------    ------------
                              -----------   ----------   ------------   ------------    ------------
Net loss per common share          $(0.12)      $(0.12)        $(0.31)        $(0.33)
                              -----------   ----------   ------------   ------------
                              -----------   ----------   ------------   ------------
Weighted average number of
  shares outstanding            7,687,000    8,261,000      7,631,000      8,136,000
                              -----------   ----------   ------------   ------------
                              -----------   ----------   ------------   ------------

                         CYTOCLONAL PHARMACEUTICS INC.
                         (A DEVELOPMENT STAGE COMPANY)

                           STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                               SEPTEMBER 11,
                                                                                  1991
                                                       NINE MONTHS ENDED       (INCEPTION)
                                                         SEPTEMBER 30,           THROUGH
                                                  ---------------------------  SEPTEMBER 30,
                                                      1996           1997          1997
                                                  ------------   ------------  -------------
Cash flows from operating activities:
  Net (loss)                                      $(2,128,000)   $(2,462,000)  $(14,235,000)
  Adjustments to reconcile net (loss) to net
   cash (used in) operating activities:
     Depreciation and amortization                     86,000         86,000        655,000
     Amortization of debt discount                          -              -        269,000
     Amortization of debt costs                             -              -        554,000
     Value assigned to warrants and options            88,000        133,000        321,000
     Equity in loss of joint venture                   18,000         16,000        232,000
     Changes in operating assets and
      liabilities:
        (Increase) decrease in other assets            15,000         19,000        (24,000)
        Increase (decrease) in accounts
         payable and accrued expenses                 282,000         (2,000)       307,000
                                                  -----------    -----------   ------------
           Net cash (used in)
            operating activities                   (1,639,000)    (2,210,000)   (11,921,000)

Cash flows from investing activities:
  Purchase of equipment                               (62,000)       (41,000)      (237,000)
  Royalty payments                                          -        (24,000)       (24,000)
  Investment in joint venture                               -              -       (233,000)
                                                  -----------    -----------   ------------
           Net cash (used in)
            investing activities                      (62,000)       (65,000)      (494,000)
                                                  -----------    -----------   ------------
                                                  -----------    -----------   ------------

Cash flows from financing activities:
  Net proceeds from sales of preferred and
   common stock                                             -              -     13,750,000
  Proceeds from exercise of options and warrants            -        576,000        576,000
  Proceeds from bridge loans, net of expenses               -              -      2,684,000
  Repayment of bridge loans                                 -              -     (3,238,000)
  Principal payments of equipment notes                     -              -        (76,000)
  Dividends paid                                            -              -       (122,000)
                                                  -----------    -----------   ------------
           Net cash provided by
            financing activities                            -        576,000     13,574,000
                                                  -----------    -----------   ------------

NET (DECREASE) IN CASH                             (1,701,000)    (1,699,000)     1,159,000
Cash at beginning of period                         5,442,000      2,858,000              -
                                                  -----------    -----------   ------------

CASH AT END OF PERIOD                              $3,741,000    $ 1,159,000   $  1,159,000
                                                  -----------    -----------   ------------
                                                  -----------    -----------   ------------

                      CYTOCLONAL PHARMACEUTICS INC.
                      NOTES TO FINANCIAL STATEMENTS
                           September 30, 1997
                              (unaudited)

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

 (2) STOCK OPTION PLAN

     In April 1996, the Board of Directors of the Company adopted the Cytoclonal Pharmaceutics Inc. 1996 Stock Option Plan (the "1996 Plan") subject to stockholder approval. The 1996 Plan, which was approved by a majority of stockholders on June 3, 1996, authorizes 750,000 shares of common stock to be reserved for issuance to the Company's officers, employees, consultants and advisors. As of November 7, 1997, options to acquire 85,000 shares of common stock are available for future grant and options to acquire 665,000 shares of common stock remain outstanding pursuant to the 1996 Plan. The 1996 Plan provides for the grant of incentive stock options intended to qualify as such under Section 422 of the Internal Revenue Code of 1986, as amended, and nonstatutory stock options which do not so qualify.

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

     The Company's plan of operation is aimed at research and development and related activities comprising:

     - further development of the Paclitaxel production from the Fungal Paclitaxel Production System using fermentation technologies, strain improvements and utilizing Paclitaxel-specific genes.

     - further development of the Paclitaxel treatment of polycystic kidney disease, a potential new Paclitaxel indication.

     - further development of a diagnostic test using the patented LCG gene and related MAb to test in vitro serum, tissue or respiratory aspirant material for the presence of cells which may indicate a predisposition to, or early sign of, lung or other cancers.

     - further analysis of the TNF-PEG technology as an anti-cancer agent in animal studies and possible submission of IND.

     - testing proprietary vectors which have been constructed for the expression of specific proteins that may be utilizable for vaccines for different diseases.

     - further development of the anti-sense technology currently being conducted at the University of Texas at Dallas.

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

     For the period from July 1, 1997 to September 30, 1997, the Company incurred a net loss of $945,000 compared to a net loss of $808,000 for the same period in 1996. For the period from January 1, 1997 to September 30, 1997, the Company incurred a net loss of $2,462,000 compared to a net loss of $2,128,000 for the same period in 1996. The increase from the previous year was attributable to an increase in operating expenses and a decrease in interest income. The Company expects to incur additional losses in the foreseeable future.

     The Company incurred general and administrative expenses of $1,110,000 and $1,490,000 for the nine months ended September 1996 and September 1997, respectively. The increase from the previous year was attributable to increased technology marketing and public relations costs, consulting fees, legal and professional fees and increased rent expenses.

     The Company incurred research and development expenses of $1,183,000 and $1,050,000 for the nine months ended September 1996 and September 1997, respectively. The decrease was primarily attributable to the completion of the Company's funding obligation to Research and Development, Inc., along with lower license fees, partially offset by an increase in contact research fees and an increase in salaries due to the hiring of additional research technicians.

     The Company believes that the net proceeds from its initial public offering of November 1995, the proceeds from the exercise of the placement agent purchase options in February 1997 aggregating $500,000 and the proceeds from the recent exercise of Class A, Class B and Class C Warrants aggregating $76,000 through September 30, 1997, along with approximately $1,142,000 additional proceeds through November 7, 1997, will be sufficient to finance the Company's plan of operation through the middle of 1998. There can be no assurance that the Company will generate sufficient revenues to fund its operations after such period or that any required financings will be available, through bank borrowings, debt or equity offerings, or otherwise, on acceptable terms or at all.

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



                                        CYTOCLONAL PHARMACEUTICS INC.



Date: November 13, 1997                 /s/ Daniel M. Shusterman
                                        ---------------------------------
                                        Daniel M. Shusterman
                                        Vice President of Operations,
                                        Treasurer and Chief Financial
                                        Officer