Form 10KSB40
period 1997-12-31
CYTOCLONAL PHARMACEUTICS INC /DE
filed 1998-04-15
CIK 944809

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                            ------------------------

                                  FORM 10-KSB

  /X/ ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

  / /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                         COMMISSION FILE NUMBER 0-26918
                            ------------------------

                         CYTOCLONAL PHARMACEUTICS INC.

                 (Name of small business issuer in its charter)

                  DELAWARE                             75-2402409
      (State or other jurisdiction of               (I.R.S. Employer
       incorporation or organization)              Identification No.)

   9000 HARRY HINES BOULEVARD, SUITE 330,                 75235
               DALLAS, TEXAS                           (Zip Code)
  (Address of principal executive offices)

         Issuer's Telephone Number, including Area Code  (214) 353-2922

         Securities registered under Section 12(b) of the Exchange Act:

                                                                           NAME OF EACH EXCHANGE
                  TITLE OF EACH CLASS                                       ON WHICH REGISTERED
--------------------------------------------------------  --------------------------------------------------------
                          N/A                                                       N/A

         Securities registered under Section 12(g) of the Exchange Act:

                          COMMON STOCK $.01 PAR VALUE

                                (Title of Class)

    Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /.

    Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. /X/

    State issuer's revenues for its most recent fiscal year. $107,000 (Interest Income)

    State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked price of such stock, as of March 24, 1998. $58,962,906.62.

    State the number of shares outstanding of each of the issuer's classes of common equity, as of March 24, 1998: 8,872,182 shares of Common Stock, $.01 par value.

    Transitional Small Business Disclosure Format: Yes / / No /X/.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                      N/A

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

ITEM 1. DESCRIPTION OF BUSINESS

GENERAL

    Cytoclonal Pharmaceutics Inc. ("CPI" or the "Company") is a development stage biopharmaceutical company focusing on the development of diagnostic and therapeutic products for the identification, treatment and prevention of cancer and infectious diseases. To date, the Company has been involved solely in research and development activities relating to several products that are at various stages of development. The Company's research and development activities relate principally to its proprietary fungal paclitaxel production system, its diagnostic and imaging lung cancer products, Human Gene Discovery Program and its Vaccine program. Taxol-TM- (the brand name for Paclitaxel) has been designated by the National Cancer Institute as the most important cancer drug introduced in the past ten years.

    The Company's strategy is to focus on its (i) Fungal Paclitaxel Production System Program since Paclitaxel has been approved by the FDA as a treatment for refractory (treatment resistant) breast cancer, ovarian cancer and Kaposi's Sarcoma; (ii) Human Gene Discovery Program, including a proprietary cancer related gene ("LCG gene") and related monoclonal antibody ("MAb") addressing the need for diagnosis and treatment of lung cancer, the second most common form of cancer, and (iii) Vaccine program. Other programs which involve tumor necrosis factor--polyethylene glycol ("TNF-PEG"), a fusion protein ("IL-T"), a potential anti-leukemia drug ("IL-P") and anti-sense therapeutics are being pursued at modest levels. These other programs may serve as platforms for future products and/or alternatives to the two primary programs if unforeseen problems develop. In addition, several of the technologies under development are complementary and could possibly potentiate each other.

    The Company was created in 1991 to acquire rights to certain proprietary cancer and viral therapeutic technology ("Wadley Technology") developed at the Wadley Institutes in Dallas, Texas ("Wadley"). See "--Collaborative Agreements--WadTech." Through its own research and development efforts and agreements with other research institutions and biotechnology companies, the Company has acquired and/or developed additional proprietary technology and rights. The Company has not developed any commercial products, will require significant additional financing to complete development and obtain regulatory approvals for its proposed products which, if ever received, can take several years.

    In February 1996, the Company obtained exclusive rights to a technology and pending patent developed at the University of California, Los Angeles for the Paclitaxel treatment of polycystic kidney disease. The patent claims were allowed in August 1997.

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

    Presently, Paclitaxel is made from the inner bark and needles of the slow-growing Pacific yew tree. Supplies of Paclitaxel are limited and it is expensive. The Fungal Paclitaxel Technology licensed by the Company utilizes a Paclitaxel producing micro-organism, specifically the fungus Taxomyces andreanae. This fungus was initially isolated from a Pacific yew tree and has been adapted to grow independently from the yew tree utilizing fermentation processes. Detailed chemical analysis of the Paclitaxel produced by the fungus indicates chemical equivalency to Taxol-TM- produced from the Pacific yew tree. Science, 260, 214-216 (1993).

    The Paclitaxel producing fungus was discovered by Dr. Gary Strobel from Montana State University ("MSU"), Dr. Andrea Stierle from MSU and Montana College of Mineral Science and Technology ("MCMST") and Dr. Donald Stierle of MCMST. Drs. Stierle and Dr. Strobel assigned their rights to the Fungal Paclitaxel Technology to Research & Development Institute, Inc. ("RDI"), a non-profit corporation which manages intellectual property for MSU and MCMST. RDI was issued a U.S. patent on the Fungal Paclitaxel Technology on June 21, 1994 covering the method of isolating the fungus which produces Paclitaxel, the use of the fungus to make Paclitaxel, and the method of producing Paclitaxel from the fungus. In June 1993, RDI granted the Company worldwide exclusive rights to the Fungal Paclitaxel Technology and technologies related thereto. See "--Collaborative Agreements--RDI." It has been reported that over ten companies, including several major pharmaceutical companies, were competing to license this technology. The Company believes that the experience of Dr. Arthur Bollon, the Company's Chairman, President and Chief Executive Officer, in the area of fungi, which originated from his Post-Doctoral Fellowship at Yale University, combined with the research and development activities of the Company in anti-cancer products, contributed to the Company obtaining the Fungal Paclitaxel Technology.

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

    Furthermore, in July 1996, the Company entered into an exclusive license agreement with Washington State University granting the Company the exclusive rights to a gene isolated from the Yew tree by Dr. Rodney Croteau. The gene codes for the enzyme Taxadiene Synthase which is involved in a critical step for Paclitaxel production. The gene and a related gene region isolated by the Company is expected to be utilized to further increase the efficiency of Paclitaxel synthesis by the fungus. Manipulation of genes by genetic engineering have greatly improved production of pharmaceutical products such as antibiotics and human interferon and insulin.

    The National Cancer Institute ("NCI") has recognized Taxol-TM- as one of the most important cancer drugs discovered in the past decade. Paclitaxel, although not a cure for cancer, promotes the assembly of cellular microtubules so fast growing cells such as cancer cells are unable to divide and proliferate. This mode of action is in contrast to most cancer drugs which target the cell nucleus or DNA. Paclitaxel has proven to be effective in treating refractory (treatment-resistant) ovarian and breast cancers and, in preliminary clinical trials, has shown potential for treating refractory non-small cell lung cancer ("NSCLC") and certain other cancers. Due to its different mode of action, Paclitaxel is being tested in combination therapy with other cancer therapeutic drugs.

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

    In June 1991, the NCI formalized a Collaborative Research and Development Agreement ("CRADA") for development of Paclitaxel with Bristol-Myers Squibb Company, Inc. ("Bristol-Myers") as its pharmaceutical manufacturing and marketing partner. This CRADA granted to Bristol-Myers the exclusive use of NCI's clinical data relating to Paclitaxel in seeking approval from the FDA, which significantly shortened the approval process and prevented any other party from obtaining FDA approval using the NCI data. Bristol-Myers received FDA approval for the commercial sale of its Paclitaxel as a treatment for refractory ovarian cancer in April 1994. Since December 1992, Bristol-Myers has been the sole source of Paclitaxel for commercial purposes. It is the Company's understanding that Bristol-Myers is currently conducting clinical trials required for FDA approval of Paclitaxel for treating other cancers.

    The five year exclusive Paclitaxel rights of Bristol-Myers Squibb (BMY) expired in December 1997. Companies can submit Abbreviated New Drug Applications ("ANDA's") for the approval of Paclitaxel produced by other methods which generate a Paclitaxel which is bioequivalent to the commercial Paclitaxel approved by the FDA. It is a goal of the Company to file an ANDA for generic Paclitaxel, either alone or with a strategic partner. Bearing on submission of an ANDA for Paclitaxel is a recently issued patent to BMY covering a three hour infusion of Paclitaxel which is presently the delivery mode for Paclitaxel. The relationship between this infusion patent and ANDA submissions are under analysis by several parties. Additional indications for Paclitaxel utility are under analysis and Orphan Drug status for Paclitaxel treatment of Kaposi's Sarcoma was given to BMY in August 1997 and involved a seven year exclusivity. Under regulations of the FDA, approval of a generic drug from a new production source can be submitted by an ANDA where the generic drug from the new source contains the same active ingredient as that in the pioneer drug. In addition, information must be submitted showing similar indications, routes of administration, dosage form and strength, and that the generic drug is "bioequivalent" to the pioneer drug. Also included in the ANDA submission is information concerning manufacturing, processing and packaging required in NDA applications. Additional safety and efficacy information is usually not required. However, there can be no assurance that the Company will not be required to submit such information or that any ANDA submitted by the Company will be approved. To date, the Company has not submitted an ANDA submission to the FDA with respect to Paclitaxel, and there can be no assurance that any such submission will be made, and if made, whether the FDA will approve such submission.

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

    One of the central features of the Company's Human Gene Discovery Program is its proprietary human gene expression libraries and its Retroselection-TM-approach to isolating human genes with a defined function. Currently, these libraries consist of over 50,000 human gene clones isolated by the Company through extracting expressed messenger RNA from human tissue and cells in different development stages and in normal and diseased states. By comparing the genes expressed from tissue in different physiological states (e.g., diseased and normal), the Company hopes to identify genes that are expressed during different stages of a disease and that could serve as components of diagnostic tests or as targets for therapeutic drugs. Thus, the Company's Human Gene Discovery Program concentrates on gene products with associated biological or medical use as opposed to only DNA sequences. At present the Company is focusing on creating MAb and DNA probes products for diagnostic and imaging applications.

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

    The LCG gene and LCG MAb are being developed by the Company as a potential diagnostic product to test in vitro serum, tissue or respiratory aspirant material for presence of cells which may indicate a predisposition or early sign of lung cancer. The LCG MAb is also being developed as an in vivo imaging agent for lung cancer. An imaging agent may assist physicians in establishing the location of a cancer and if the cancer has spread to other sites in the body. In Phase I human clinical trials performed at Wadley, the LCG MAb made from mouse cells and labeled with a radioactive marker showed strong specificity in 5 of 6 patients. In these trials, the LCG MAb bound to the lung cancer but was not detectable for normal lung cells. These clinical studies will be expanded with a human-related form of the LCG MAb which is presently under development by the Company. Working with cells in culture, the Company is studying whether the LCG gene itself may be potentially useful as a DNA probe to test for the presence of the LCG gene expression where the LCG protein has not been made or has been made at low levels.

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

    The Human Gene Discovery Program is also being used to isolate additional novel cancer related genes utilizing specific MAbs for breast and ovarian cancer and melanoma which are proprietary to the Company. A U.S. patent for the melanoma MAb was issued to WadTech and assigned to the Company. A U.S. patent for a melanoma antigen issued to the Company in August, 1997. See
"--Collaborative Agreements--WadTech."

    The Human Gene Discovery Program is conducted under the direction of Dr. Richard Torczynski, along with Dr. Bollon. Dr. Torczynski and Dr. Bollon have extensive experience isolating human genes including IFN-WA, a novel interferon, and the LCG gene. The human-related form of the LCG MAb is under the direction of Dr. Susan Berent.

    OTHER PROGRAMS

    In addition to its Fungal Paclitaxel Production System Program and Human Gene Discovery Program/ Lung Cancer Program, the Company is pursuing other programs at modest levels which may serve as platforms for the development of future products and/or alternatives to such primary programs. These include Vaccine Program, Anti-sense Therapeutics Program, TNF-PEG: Broad Range Anticancer Drug Program, IL-T: Prevention of Radiation and Chemotherapy Damage Program and IL-P Anti-leukemic Product Program.

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

    ANTI-SENSE THERAPEUTICS PROGRAM. Anti-sense has the potential of regulating genes involved in various disease states. The Company is sponsoring anti-sense research and development under the direction of Dr. Donald Gray, Professor of Molecular and Cell Biology at University of Texas at Dallas. The Company had a right of first refusal for an exclusive worldwide license for the technology developed in connection with these research activities, which rights the Company exercised in June 1996 and has obtained an exclusive world-wide license for certain anti-sense technology developed by Dr. Gray. Pursuant to this program, Dr. Gray has developed, and a patent application has been submitted covering, proprietary technology which may improve the efficiency of anti-sense reagents potentially applicable to a broad spectrum of diseases. The capability has recently been computerized, which will be contained in a related patent continuation-in-part [status]. See "--Collaborative Agreements--University of Texas."

    TNF-PEG: BROAD RANGE ANTICANCER DRUG PROGRAM. TNF is a natural immune protein (cytokine) made by human cells. It has been found to kill in vitro a high percentage of different cancer cells compared to normal cells and is one of the most potent anticancer agents tested in animals. CPI has TNF technology, including TNF analogs, which the Company believes are proprietary and which were developed at Wadley utilizing a genetically engineered bacteria and developed further by Lymphokine Partners Limited, a partnership set up by an affiliate of Wadley and Phillips Petroleum Company (the "Wadley/Phillips Partnership"). CPI acquired this technology from Wadley Technologies, Inc. ("WadTech"). See "--Collaborative Agreements--WadTech." Phase I and II human clinical trials were performed at Wadley using 23 patients with different kinds of cancer. These studies, as well as studies on TNF technology developed by others, showed no therapeutic benefit from TNF in humans because of the high toxicity of TNF at therapeutic doses and its relatively short half life (approximately 30 minutes) at lower doses.

    Pursuant to a research collaboration (the "Enzon Agreement") with Enzon, Inc. ("Enzon"), the Company and Enzon are developing an anticancer agent combining the Company's TNF technology with Enzon's patented polyethylene glycol ("PEG") technology. See "--Collaborative Agreements--Enzon." The PEG process involves chemically attaching PEG, a relatively non-reactive and non-toxic polymer, to proteins and certain other biopharmaceuticals for the purpose of enhancing their therapeutic value. Attachment of PEG helps to disguise the proteins and to reduce their recognition by the immune system, thereby generally lowering potential immunogenicity. Both the increased molecular size and lower immunogenicity result in extended circulating blood life, in some cases from minutes to days. The PEG technology is a proven technology covered by patents held by Enzon. To the Company's knowledge, Enzon has two products on the market using PEG, namely, PEG-adenosine deaminase, for treatment of the immune deficiency disease know as the "bubble boy," and PEG-Asparaginase, a cancer chemotherapeutic drug. In preliminary animal studies at Sloan-Kettering Institute for Cancer Research ("Sloan-Kettering"), a TNF-PEG construct has been tested in an animal cancer model system and was shown to kill tumors with possibly reduced toxicity. See "--Collaborative Agreements--Sloan-Kettering." The results of these studies will be confirmed and expanded and, if the TNF-PEG does result in longer half life and reduced toxicity, an IND for clinical trials is expected to be submitted by the Company and/or Enzon. There can, however, be no assurance that similar results will be found in humans. The Enzon Agreement also involves directing TNF-PEG to human cancers using Enzon's proprietary single chain antibodies.

    The Enzon Agreement involves equal sharing of revenue from sales of TNF-PEG if both parties contribute equally to its development, which is CPI's intention. There can, however, be no assurance that the Company will have the financial resources to meet such obligations. The Enzon Agreement also specifies that Enzon will work with only CPI on the construction of TNF-PEG, unless CPI consents to Enzon working with a third party. See "--Collaborative Agreements--Enzon."

    IL-T: PREVENTION OF RADIATION AND CHEMOTHERAPY DAMAGE PROGRAM. This program involves a novel protein called IL-T. CPI and the Wadley/Phillips Partnership constructed IL-T through genetic engineering by fusing together parts of two human immune proteins ("cytokines"), Interleukin and TNF. The Company is testing various combinations of cytokines for improved protection against radiation and chemotherapy damage. The IL-T protein has been tested in animal studies for protection against radiation damage at

Sloan-Kettering and these studies are expected to continue. Following animal studies confirmation of protection against radiation damage could potentially lead to filing an investigational new drug ("IND") application with the FDA followed by Phase I clinical trials. Products proprietary to others have shown protection against radiation damage and to potentiate weakened immune cells. The Company has filed a patent application for IL-T. See "--Collaborative Agreements--WadTech" and "--Collaborative Agreements--Sloan-Kettering."

    IL-P ANTI-LEUKEMIC PRODUCT PROGRAM. Through its joint venture with Pestka Biomedical Laboratories, Inc. ("Pestka"), the Company is participating in the development of a novel anti-leukemic drug known as ("IL-P"). This research and development involves the application of certain phosphorylation technology developed at Pestka and licensed to the joint venture to interleukin-2. Various constructs of IL-P have been tested at Pestka and the Company expects to provide additional funding to the joint venture for the continuation of such tests. See "--Collaborative Agreements--Cytomune."

    For the fiscal years ended December 31, 1997 and 1996, the Company incurred $1,469,000 and $1,576,000 00 of research and development expenses, respectively.

COLLABORATIVE AGREEMENTS

    WADTECH

    In October 1991, the Company entered into a purchase agreement with WadTech (the "WadTech Agreement"), whereby the Company acquired certain of WadTech's right, title and interest in and to the Wadley Technology, including technology developed by Wadley, and acquired by WadTech upon dissolution of the Wadley/Phillips Partnership and licensed to WadTech by Phillips Petroleum Company ("Phillips"). The Wadley Technology includes, but is not limited to, technology related to TNF, IL-T, a novel interferon designated IFN-WA, and select melanoma, ovarian, breast, colon and lung cancer MAbs. See "--Research and Development Programs--Human Gene Discovery Program/Lung Cancer Program" and "--Research and Development Programs--Other Programs--TNF/PEG: Broad Anticancer Drug Program."

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

    RDI

    In June 1993, the Company entered into a license agreement (the "Paclitaxel License Agreement") with RDI, a non-profit entity which manages the intellectual property of MSU and MCMST, granting to the Company worldwide exclusive rights to the Fungal Paclitaxel Technology. Pursuant to the Paclitaxel License Agreement, the Company made an initial payment of $150,000 to RDI and has agreed to pay RDI royalties on sales of products using the Fungal Paclitaxel Technology and a percentage of royalties paid to the Company by sublicensees of the Fungal Paclitaxel Technology in minimum amounts of $25,000 for the first year, $50,000 for the second year, $75,000 for the third year, and $100,000 for all years thereafter that the license is retained. The Company also granted to RDI stock options to purchase up to 20,000 shares of the Company's Common Stock at $2.50 per share exercisable over four years. The Company and RDI also entered into a Research and Development Agreement (the "Paclitaxel R&D Agreement") effective the date of the RDI License Agreement. The Paclitaxel R&D Agreement provides for RDI to perform research and development at MSU relating to the Fungal Paclitaxel Production System. Pursuant to the Paclitaxel R&D Agreement, the Company has agreed to make payments of $250,000 per year for four years. The Company has, to date, paid a total of $1,400,000 under both RDI agreements. In February 1995, the Company and RDI amended the RDI License Agreement and Paclitaxel R&D Agreement to include technology applicable to commercial products, in addition to Paclitaxel and Paclitaxel related technology, identified and developed from organisms/products supplied to CPI by Dr. Gary Strobel, Dr. Andrea Stierle and/or Dr. Donald Stierle pursuant to the Paclitaxel License Agreement and Paclitaxel R&D Agreement. These additional technologies could include, but are not limited to, anti-cancer, anti-viral, anti-fungal or any other activities which could result in any commercial products.

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

    UNIVERSITY OF TEXAS

    In June 1992, the Company and the University of Texas at Dallas ("UTD") entered into an agreement, which has been amended, pursuant to which UTD performs certain research and development activities relating to anti-sense compounds and related technology for use in humans as therapeutic and diagnostic products. Pursuant to the agreement, UTD provides all necessary personnel, equipment supplies and facilities in consideration for an amended budget not to exceed $240,240. Inventions under the agreement, if any, will be the property of UTD; however, UTD must grant the Company the right of first refusal to acquire a license to develop and commercialize any intellectual property resulting from the agreement for a royalty to be negotiated, not to exceed eight percent of the net sales (as defined in the agreement) of commercialized products. The Company is not required to pay any upfront fee or any minimum royalty. The agreement has been extended through May 1998 in consideration for the Company's agreement to increase the original funding commitment from $150,240 to $240,240 of which amount the Company has paid $216,533 as of March 17, 1998. In June 1996, the Company entered into a Patent License Agreement (the "Regents Agreement") with the Board of Regents of the University of Texas

System ("Regents") whereby the Company received an exclusive royalty-bearing license to manufacture, have manufactured, use, sell and/or sublicense products related to a U.S. Patent Application entitled "A Method for Ranking Sequences to Select Target Sequence Zones of Nucleus Acids." The technology has identified optimum regions within genes to bind Anti-sense products. Anti-sense products are under development to control genes involved in human diseases such as cancer, diabetes, or AIDS. This discovery potentially has broad applications to many human and viral genes involved in human disease. The Company is required to pay Regents certain royalties and sublicensing fees. The Regents Agreement shall be in full force and effect until patent rights have expired or 20 years, whichever is longer. However, the Regents Agreement will terminate (i) automatically if the Company's obligations to pay royalties and sublicensing fees are not satisfied within 30 days after the Company receives written notice of its failure to make such payment; (ii) upon 90 days' written notice if the Company or Regents shall breach or default on any obligation under the Regents Agreement; and (iii) upon 60 days' written notice by the Company. In addition, Regents may terminate the exclusivity of the Regents Agreement at any time after June 1999 and may terminate the license completely at any time after June 2001 if the Company fails to provide Regents with written evidence that it has commercialized or is actively attempting to commercialize the licensed product. There can be no assurance that any revenues will be derived by the Company as a result of the agreement or that the Regents will not be in a position to exercise its termination rights.

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

    WSURF

    In July 1996, the Company entered into an agreement with the Washington State University Research Foundation ("WSURF") whereby the Company received an exclusive, world-wide license to use and/or sublicense patented technology or prospective patented technology (the "WSURF Technology") related to genes for enzymes and the associated gene products, including the enzymes, in the biosynthetic pathway for Paclitaxel. The Company is required to pay WSURF license fees of $7,500 per year as well as certain royalties and sublicensing fees. This Agreement shall be in full force and effect until the last to expire of the patents licensed under the WSURF Technology. However, the Company may terminate the agreement on 90 days notice provided that all amounts due to WSURF are paid. WSURF may terminate the agreement immediately if the Company ceases to carry on its business or on 90 days notice if the Company is in default in payment of fees and/or royalties, is in breach of any provisions of the agreement, provides materially false reports or institutes bankruptcy, insolvency, liquidation or receivership proceedings. There can be no assurance that any revenues will be derived by the Company as a result of the agreement.

PATENTS, LICENSES AND PROPRIETARY RIGHTS

    The Company has rights to a number of patents and patent applications. In 1991, the Company entered into the WadTech Agreement, whereby it was assigned two issued United States patents (expiring, under current law, in 2006 and 2007, respectively), three pending United States patent applications and six pending foreign patent applications held by WadTech. A. U.S. patent for the LCG gene, filed by the Company in July 1994, was issued on December 31, 1996. Pursuant to the Paclitaxel License Agreement, the Company has been granted an exclusive license to the technology contained in the Fungal Paclitaxel Production System, including one issued United States patent, one United States patent application with allowed claims and foreign patent applications. In addition, UTD has filed a patent application relating to certain anti-sense technology with respect to which, pursuant to the agreement between the Company and UTD, the Company has a right of first refusal to acquire a license to develop and commercialize products using such technology. Pursuant to the UCLA License Agreement I, the Company has been granted an exclusive license to technology involving the "Inhibition of Cyst Formation By Cytoskeletal Specific Drugs" and related patent of which the claims have been allowed by the U.S. Patent and Trademark Office in August 1997.

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

    Most of the Company's existing or potential competitors have substantially greater financial, technical and human resources than the Company and may be better equipped to develop, manufacture and market products. In addition, many of these companies have extensive experience in pre-clinical testing, human clinical trials and the regulatory approval process. These companies may develop and introduce products and processes competitive with or superior to those of the Company. See "--Research and Development Programs--Fungal Paclitaxel Production System Program" for a discussion of a CRADA granted to Bristol-Myers.

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

    To date an IND was submitted for the LCG-MAb clinical trials at Wadley. The Company intends to file an IND for a humanized form of the LCG-MAb followed by clinical trials. The results of the pre-clinical and clinical testing are submitted to the FDA in the form of a New Drug Application ("NDA") or, in the case of a biologic, such as LCG-MAb and other MAbs, as part of a product license application ("PLA"). In a process which generally takes several years, the FDA reviews this application and once, and if, it decides that adequate data is available to show that the new compound is both safe and effective, approves the drug or biologic product for marketing. The amount of time taken for this approval process is a function of a number of variables including the quality of the submission and studies presented, the potential contribution that the compound will make in improving the treatment of the disease in question and the workload at the FDA. There can be no assurance that any new drug will successfully proceed through this approval process or that it will be approved in any specific period of time.

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

HUMAN RESOURCES

    As of March 17, 1998, the Company had 13 full-time employees, 10 of whom were engaged directly in research and development activities and three of whom were in executive and administrative positions. The Company's employees are not governed by any collective bargaining agreement and the Company believes that its relationship with its employees is good.

ITEM 2.  DESCRIPTION OF PROPERTY

    The Company occupies an aggregate of approximately 10,200 square feet of both office and laboratory space in Dallas, Texas at two separate facilities. The Company leases approximately 4,800 square feet of office and laboratory space pursuant to a lease agreement expiring in August 1998. In addition, the Company occupies an additional approximate 5,400 square feet of office and laboratory space pursuant to a lease assigned to the Company by the Wadley/Phillips Partnership and which lease term has been extended until December 1998. The Company's lease payments for the fiscal year ended December 31, 1997 were approximately $140,000. See Note J of Notes to Financial Statements.

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

                                 COMMON STOCK         CLASS C WARRANTS        CLASS D WARRANTS
                              ------------------     -------------------     ------------------
                               HIGH        LOW        HIGH         LOW        HIGH        LOW
                              ------      ------     -------     -------     -------     ------
FISCAL 1996
First Quarter................. 4   1/2    4  1/8     1  11/16    1  3/16        13/16       1/2
Second Quarter................ 6   1/4    4          2  3/8      1  7/16     1  1/16        1/2
Third Quarter................. 4   3/8    3  1/8     1  13/16    1  1/8         11/16       5/16
Fourth Quarter................ 3   3/4    2          1  3/8         5/8         1/2         5/32
FISCAL 1997
First Quarter................. 4   7/16   2  1/8     1  7/8         11/16       11/16       5/32
Second Quarter................ 3   1/4    2  1/2     1              3/8         5/8         1/4
Third Quarter................. 10  1/16   2  7/16    5  7/8         9/16     2  11/16       3/16
Fourth Quarter................ 11  1/2    5  7/8     9  3/8      2  13/16    5           1  3/8

    The Company believes that as of March 17, 1998, there were in excess of 300 beneficial holders of its Common Stock.

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

    The Company's plan of operation for the next 12 months will consist of research and development and related activities aimed at:

    - further development of the Paclitaxel production from the Fungal Paclitaxel Production System using fermentation technologies, strain improvements and utilizing Paclitaxel-specific genes. See
      "Business--Research and Development Programs--Fungal Paclitaxel Production System Program."

    - further development of the Paclitaxel treatment of polycystic kidney disease, a potential new Paclitaxel indication.

    - further development of a diagnostic test using the patented LCG gene and related MAb to test in vitro serum, tissue or respiratory aspirant material for the presence of cells which may indicate a predisposition to, or early sign of, lung or other cancers. See "Business--Human Gene Discovery Program/Lung Cancer Program."

    - further analysis of the TNF-PEG technology as an anti-cancer agent in animal studies. See "Business--Research and Development Programs--Other Programs--TNF-PEG: Broad Range Anticancer Drug Program."

    - testing proprietary vectors which have been constructed for the expression of specific proteins that may be utilizable for vaccines for different diseases. See "Business--Research and Development Programs--Other Programs--IL-T: Prevention of Radiation and Chemotherapy Damage Program."

    - further development of the anti-sense technology currently being conducted at the University of Texas at Dallas. See "Business--Research and Development Programs--Other Programs--Anti-sense Therapeutics Program."

    - developing a humanized antibody specific for the protein associated with the LCG gene and, if successful, submission of an IND for clinical trials. See "Business--Research and Development Programs--Human Gene Discovery Program/Lung Cancer Program."

    - making modest improvements to the Company's laboratory facilities.

    - hiring approximately additional research technicians and a financial vice president.

    - seeking to establish strategic partnerships for the development, marketing, sales and manufacturing of the Company's proposed products. See "Business--Manufacturing and Marketing."

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

    The Company incurred net losses of $2,691,000, $2,890,000 and $3,252,000 for the twelve months ended December 1995, 1996 and 1997, respectively. The increase in net loss for 1996 from 1995 was primarily attributable to an increase in research and development expenses and general and administrative expenses partially offset by interest income generated from the proceeds of the Company's initial public offering of November 1995 and a decrease in interest expense. The increase in net losses from 1997 to 1996 was attributable to decrease in interest income and an increase in general and administrative expenses. The Company expects to incur additional losses in the foreseeable future.

    The Company incurred general and administrative expenses of $1,138,000, $1,530,000 and $1,888,000 for the twelve months ended December 1995, 1996 and 1997, respectively. The increase in 1996 was primarily attributable to increased public relations expenses, legal and professional fees and a full year's premium for Director's and Officer's liability insurance. Also contributing to the 1996 increase was increased expenses for technology marketing, travel and consulting fees. The increase in 1996 was partially offset by a decrease in financing costs. Included in the general and administrative expenses for 1996 was a non-cash charge of $130,000 related to the valuation of stock options issued to consultants of the Company. The increase from 1996 to 1997 was attributable to increased legal and professional fees, as well as, increased consulting fees and travel expenses. Included in general and administrative expenses for 1997 was a non-cash charge of $133,000 related to the valuation of stock options issued to consultants of the Company.

    The Company incurred research and development expenses of $1,181,000, $1,576,000 and $1,469,000 for the twelve months ended December 1995, 1996 and 1997, respectively. The increases from 1995 to 1996 was attributable to an increase in the expenses for laboratory supplies and equipment and an increase in research salaries. Also contributing to the 1996 increase was expenses for contract research and development and license fees. Included in the research and development expenses for 1996 was a non-cash charge of $42,000 related to the valuation of warrants issued to the Washington State University Research Foundation. The decrease from 1996 to 1997 was attributable to the completion of the Company's funding obligation to Research and Development, Inc., partially offset by increased expenses for contract research and development at Washington State University and increased rent expenses.

    During the period from April 2 through April 13, 1998, the Company received net proceeds of $4,539,048 from the sale of units consisting of 631,796 shares of Common Stock and Class E Warrants to purchase 315,917 shares of Common Stock at exercise prices per share from $9.82 to $10.39, subject to adjustment upon the occurrence of certain events.

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

ITEM 7.  FINANCIAL STATEMENTS

    The following consolidated financial statements of the Company are included in Item 7: (See page F-1)

       Balance sheet as at December 31, 1997.

       Statements of operations--Year ended December 31, 1997 and 1996 and for the period from September 11, 1991 (Inception) through December 31, 1997.

       Statements of stockholder's equity--Year ended December 31, 1997, 1996,
        1995, 1994,1993 and 1992 and for the period from September 11, 1991 (Inception) through December 31, 1991.

       Statements of cash flows--Year ended December 31, 1997 and 1996 and for the period from September 11, 1991 (Inception) through December 31, 1997.

       Notes to consolidated financial statements.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

    None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

EXECUTIVE OFFICERS, DIRECTORS AND PRINCIPAL SCIENTISTS

    The executive officers, directors and principal scientists of the Company are as follows:

NAME                                           AGE                             POSITION
-----------------------------------------      ---      ------------------------------------------------------
Arthur P. Bollon, Ph.D.(1)...............          55   Chairman, President and Chief Executive Officer

Ira J. Gelb, M.D.(1).....................          69   Director

Irwin C. Gerson(1).......................          68   Director

Walter M. Lovenberg, Ph.D................          63   Director

Daniel Shusterman, J.D...................          34   Vice President of Operations, Treasurer and Chief
                                                        Financial Officer

Susan L. Berent, Ph.D....................          45   Director of Gene & Protein Engineering and Computer
                                                        Systems, Co-Director Molecular Immunology and Gene
                                                        Expression Systems

Hakim Labidi, Ph.D.......................          40   Director of Vaccine Program

Rajinder Singh Sidhu, Ph.D...............          49   Director of Fungal Paclitaxel Program, Co-Director of
                                                        Gene Expression Systems

Richard M. Torczynski, Ph.D..............          42   Director of Human Gene Discovery, Mammalian Expression
                                                        System and Diagnostic Development, Co-Director of
                                                        Molecular Immunology

------------------------

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

    IRA J. GELB, M.D. has been a director of the Company since April 1994. Dr. Gelb received his M.D. from New York University School of Medicine in 1951. After finishing his training in cardiology at the Mount Sinai Hospital in New York City in 1957, he continued his association with that institution until his retirement in 1992. During this period, he was appointed Attending Cardiologist and Associate Clinical Professor at the Mount Sinai School of Medicine. Other appointments included Adjunct Associate Clinical Professor of Cardiology at Cornell Medical School, Adjunct Clinical Professor of Cardiology at New York Medical College, Cardiology Consultant at Lawrence Hospital, Bronxville, N.Y. and United Hospital, Portchester, N.Y. Dr. Gelb is a past President of the American Heart Association, Westchester-Putnam Chapter and was a Senior Assistant Editor with the American Journal of Cardiology from 1968-1983, when be became a founding editor of the Journal of the American College of Cardiology (the "JACC"). Dr. Gelb continued as a Senior Assistant Editor of JACC until his retirement in 1992. Since that time, he has served on the boards of various pharmaceutical companies. Dr. Gelb has been an Adjunct Professor, Department of Chemistry and Biochemistry at Florida Atlantic University and a member of its Foundation Board, since October 1996 and its Steering Committee, since 1997. Since December 1996 he has also been a member of the Board of Directors of the American Heart Association--Boca Raton Division. In 1998, Boca Raton Community Hospital added Dr. Gelb as a member to its Foundation Board. Since 1992, Dr. Gelb has been an Honorary Lecturer at The Mount Sinai School of Medicine.

    IRWIN C. GERSON has been a director since March 1995. Since January 1998 Mr. Gerson has been Chairman Emeritus of Lowe McAdmans Healthcare. Prior thereto, from 1996 until December 1997, he had been Chairman of Lowe McAdams Healthcare and prior thereto he had been, since 1986, Chairman and Chief Executive Officer of William Douglas McAdams, Inc., one of the largest advertising agencies in the U.S. specializing in pharmaceutical communications to healthcare professionals. Mr. Gerson received his B.S. in pharmacy from Fordham University and an MBA from the NYU Graduate School of Business Administration. In 1992, Mr. Gerson received an honorary Doctor of Humane Letters from the Albany College of Pharmacy. Mr. Gerson serves as a Trustee of Long Island University, Chairman of The Council of Overseers--Arnold and Marie Schwartz College of Pharmacy, member of the Board of Trustees of the Albany College of Pharmacy and, from 1967 through 1974, was a lecturer on sales management pharmaceutical marketing at the Columbia College School of Pharmacy. Mr. Gerson also serves as a Member of the Board of Governors, New York Council, American Association of Advertising Agencies, a Director (and past chairman) of Business Publications Audit ("BPA"), a Director of the Connecticut Grand Opera, a Director of the Stamford Chamber Orchestra, and is a director of Andrx Corp., a NASDAQ traded company. Mr. Gerson previously served as Director of the foundation of Pharmacists and Corporate Americans for AIDS Education, the Pharmaceutical Advertising Council, Penn Dixie Industries, Continental Steel Corporation, the Nutrition Research Foundation and as a Trustee of the Chemotherapy Foundation.

    WALTER M. LOVENBERG, PH.D. has been a director since August 1995. Dr. Lovenberg was an Executive Vice President and member of the Board of Directors of Marion Merrell Dow Inc. from 1989 through August 1993. Dr. Lovenberg served as the President of the Marion Merrell Dow Research Institute from 1989 to 1993 and Vice President from 1986 through 1989. Prior to joining Marion Merrell Dow (1958-1985), he was a Senior Scientist and Chief of Biochemical Pharmacology at the National Institutes of Health. Dr. Lovenberg has been President of Lovenberg Associates, Inc. since 1993. He is currently CEO of Helicon Therapeutics Inc., a private company, and also a member of the Board of Directors of OSI Pharmaceuticals, Inc. (NASDAQ), Xenometrix Inc. and Inflazyme Pharmaceutics, Inc. (Vancouver Exchange). Dr. Lovenberg received his Ph.D. from George Washington University and his B.S. and M.S. from Rutgers University. Dr. Lovenberg, who serves as Executive Editor of Analytical Biochemistry and Editor
(USA) of Neurochemistry International, is a consulting editor to several other scientific journals. He has been the recipient of many awards, including a Fulbright-Hays Senior Scholar Award and a Public Health Service Superior Service Award. Dr. Lovenberg is a member of the American College of Neuropsychopharmacology, the American Society of Neurochemistry and the American Society of Biochemistry and Molecular Biology.

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

    Directors receive fees of $1,000 per month. Dr. Gelb has, to date, also received options to purchase 104,000 shares of Common Stock, of which 50,000 are exercisable at $4.125 per share, 10,000 are exercisable at $3.75 per share, 5,000 are exercisable at $5.00 per share, 4,000 are exercisable at $3.9375 per share, 20,000 are exercisable at $2.6875 per share and 15,000 are exercisable at $4.3175 per share. Mr. Gerson has, to date, received options to purchase 100,000 shares of Common Stock of which 50,000 are exercisable at $4.125 per share, 6,000 are exercisable at $4.375 per share, 5,000 are exercisable at $5.00 per share, 4,000 are exercisable at $3.9375 per share, 20,000 are exercisable at $2.6875 per share and 15,000 are exercisable at $4.3175 per share. Dr. Lovenberg has, to date, received options to purchase 100,000 shares of Common Stock of which 50,000 are exercisable at $4.125 per share, 11,000 are exercisable at $5.00 per share and 4,000 are exercisable at $3.9375 per share, 20,000 are exercisable at $2.6875 and 15,000 are exercisable at $4.3175 per share. See "Executive Compensation" for information regarding stock option grants to Dr. Bollon. Directors are also reimbursed for expenses actually incurred in connection with their attendance at meetings of the Board of Directors.

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

ITEM 10.  EXECUTIVE COMPENSATION

    The following summary compensation table sets forth the aggregate compensation paid or accrued by the Company to the Chief Executive Officer and to the four most highly compensated executive officers other than the Chief Executive Officer whose annual compensation exceeded $100,000 for the fiscal year ended December 31, 1997 (collectively, the "Named Executive Officers") for services during the fiscal years ended December 31, 1997, December 31, 1996 and December 31, 1995:

                           SUMMARY COMPENSATION TABLE

                                                                                                          LONG-TERM
                                                                                                        COMPENSATION
                                                                  ANNUAL COMPENSATION                      AWARDS
                                                  ----------------------------------------------------  -------------
                                                                                         ALL OTHER      STOCK OPTIONS
NAME AND PRINCIPAL POSITION                         YEAR       SALARY      BONUS      COMPENSATION(1)         #
------------------------------------------------  ---------  ----------  ----------  -----------------  -------------
Arthur P. Bollon................................       1997  $  180,856      --          $   6,000           95,000
  Chairman and Chief                                   1996  $  165,951      --          $   6,000          150,000
  Executive Officer                                    1995  $  140,019      --          $   6,000           --

------------------------

(1) Consisting of car allowances.

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT
  AND CHANGE-IN-CONTROL ARRANGEMENTS

    Arthur P. Bollon, Ph.D. is employed under an extension effective November 7, 1995 to his 1992 employment agreement with the Company, which agreement has been extended until November 6, 2000. As extended, the agreement provides for the payment to Dr. Bollon of a base salary of $165,000 per year with annual increases of not less that 5% per year. In addition, in the event Dr. Bollon is terminated without just cause or due to a Disability (as defined in the employment agreement), the employment agreement provides that Dr. Bollon shall receive severance payments of equal monthly installments at the base rate until the earlier of the expiration of the term or the expiration of 36 months. Dr. Bollon also receives a car expense allowance of $500 per month under the employment agreement. In November 1992, the Company granted Dr. Bollon options to purchase 200,000 shares of Common Stock, at an exercise price of $1.65 per share. In April 1996 the Company granted Dr. Bollon options to purchase 50,000 shares of Common Stock at an exercise price of $4.125 per share. In December 1996, the Company granted Dr. Bollon options to purchase 100,000 shares of Common Stock at an exercise price of $2.25 per share and in January 1997 the Company granted Dr. Bollon options to acquire 50,000 shares of common Stock at an exercise price of $2.375 per share. In June 1997 the Company granted Dr. Bollon options to acquire 20,000 shares of Common Stock, at an exercise price of $2.6875 per share and in September 1997 the Company granted Dr. Bollon options to acquire 25,000 shares of Common Stock, at an exercise price of $4.3125 per share. All such options are exercisable to the extent of 40% after six months of continuous employment from the grant date and to the extent of an additional 20% on and after each of the first three anniversaries of the grant date. In March 1995, the Company's Board of Directors approved an amendment to Dr. Bollon's employment agreement, effective November 7, 1995, to extend the term until November 6, 2000 and to increase his base salary to $165,000 per annum. See "--Stock Options."

    Each of the Company's executive officers and the Company's principal scientists have entered into confidentiality and patent assignment agreements with the Company.

STOCK OPTIONS

    In October 1992, the Board of Directors of the Company adopted the Cytoclonal Pharmaceutics Inc. 1992 Stock Option Plan (the "1992 Plan"). Under the 1992 Plan, as amended, 520,000 shares of Common Stock were reserved for issuance to officers, employees, consultants and advisors of the Company. As of December 31, 1997, 3,000 shares are available for future grant and options to acquire 367,500 shares remain outstanding under the 1992 Plan. The exercise prices of such options range from $1.65 to $5.00 per share. The 1992 Plan provides for the grant of incentive stock options intended to qualify as such under Section 422 of the Internal Revenue Code of 1986, as amended, and nonstatutory stock options which do not so qualify. In April 1996, the Board of Directors of the Company adopted the Cytoclonal Pharmaceutics Inc. 1996 Stock Option Plan (the "1996 Plan"). Under the 1996 Plan, as amended, 750,000 shares of Common Stock were reserved for issuance to officers, employees, consultants and advisors of the Company. As of December 31, 1997, 85,000 shares are available for future grant and options to acquire 665,000 shares remain outstanding under the 1996 Plan. The exercise prices of such options range from $2.25 to $4.375 per share. The 1996 Plan provides for the grant of incentive stock options intended to qualify as such under Section 422 of the Internal Revenue Code of 1986, as amended, and nonstatutory stock options which do not so qualify.

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

    The following table sets forth certain information with respect to options granted during the year ended December 31, 1997 to the Named Executive Officer:

                       OPTION GRANTS IN LAST FISCAL YEAR

                                                                           INDIVIDUAL GRANTS
                                                    ----------------------------------------------------------------
                                                                   % OF TOTAL
                                                                     OPTIONS      EXERCISE OF
                                                                   GRANTED TO        BASE
                                                      OPTIONS     EMPLOYEES IN       PRICE          EXPIRATION
NAME                                                GRANTED(#)     FISCAL YEAR      ($/SH)             DATE
--------------------------------------------------  -----------  ---------------  -----------  ---------------------
Arthur P. Bollon..................................      50,000           16.7        2.375        January 3, 2007
  Ph.D.                                                 20,000            6.7        2.6875        June 28, 2007
                                                        25,000            8.3        4.3125      September 9, 2007

    The following table sets forth certain information with respect to each exercise of stock options during the fiscal year ended December 31, 1997 by the Named Executive Officer and the number and value of unexercised options held by such Named Executive Officer as of December 31, 1997:

    AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION VALUES

                                                                                                    VALUE OF
                                                                              NUMBER OF           UNEXERCISED
                                                                             UNEXERCISED          IN-THE-MONEY
                                                                             OPTIONS AT            OPTIONS AT
                                         SHARES                               FY-END(#)            FY-END(#)
                                       ACQUIRED ON           VALUE          EXERCISABLE/          EXERCISABLE/
NAME                                   EXERCISE(#)        REALIZED($)       UNEXERCISABLE       UNEXERCISABLE(1)
----------------------------------  -----------------  -----------------  -----------------  ----------------------
Arthur P. Bollon, Ph.D............              0                  0        318,000/127,000  $   1,528,500/$489,313

------------------------

(1) Based on the fair market value of the Company's Common Stock on December 31, 1997, as determined by the Company's Board of Directors.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table sets forth certain information regarding ownership of Common Stock for (i) each person known by the Company to own beneficially five percent or more of the outstanding shares of the Company's Common Stock, (ii) each director of the Company, (iii) each of the executive officers named under "Executive Compensation," and (iv) all officers and directors (including nominees) of the Company as a group as of March 24, 1998:

                                                                              COMMON STOCK
                                                              ---------------------------------------------
                                                               AMOUNT AND NATURE OF
NAME AND ADDRESS OF                                                 BENEFICIAL
BENEFICIAL OWNER(1)                                                OWNERSHIP(2)        PERCENT OF CLASS(2)
------------------------------------------------------------  ----------------------  ---------------------
Janssen-Meyers Associates, L.P..............................         1,609,500 (3)               18.1
Bruce Meyers................................................           869,500 (4)                9.8
Peter W. Janssen............................................           740,000 (5)                8.3
Kinder Investments, L.P.....................................           540,500 (6)                6.0
Arthur P. Bollon, Ph.D......................................           532,400 (7)                5.8
Ira Gelb, M.D...............................................            60,000 (8)              *
Irwin Gerson................................................            61,200 (9)              *
Walter Lovenberg, Ph.D......................................            62,500(10)              *
Directors and executive officers as a group
  (5 persons)...............................................           749,100(11)                7.9

------------------------

* less than 1%

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

(2) Calculated on the basis of 8,872,182 shares of Common Stock outstanding except that shares of Common Stock underlying options or warrants exercisable within 60 days of the date hereof are deemed to be outstanding for purposes of calculating the beneficial ownership of securities of the holder of such options or warrants. This calculation excludes shares of Common Stock issuable upon the conversion of Series A Preferred Stock.

(3) The address for Janssen-Meyers Associates, L.P. ("JMA") is 17 State Street, New York, New York 10004. Messrs. Meyers and Janssen are each 50% stockholders and the sole officers and directors of the corporate general partner of JMA. The aggregate number of shares of Common Stock and Series A Preferred Stock, respectively, owned by Messrs. Meyers and Janssen, are also set forth as though owned by JMA. Does not include a unit purchase option held by JMA which is not currently exercisable nor exercisable within 60 days of the date hereof for an aggregate of 196,638 shares of Common Stock.

(4) Mr. Meyers' address is c/o Janssen-Meyers Associates, L.P., 17 State Street, New York, New York 10004. Consists of 849,500 shares of Common Stock, and 20,000 shares of Series A Preferred Stock (which are convertible into 20,000 shares of Common Stock). Does not include a unit purchase option for 119,463 shares of Common Stock which is not currently exercisable by him nor exercisable within 60 days of the date hereof nor a unit purchase option for 196,638 held by JMA which is also not currently exercisable nor exercisable within 60 days of the date hereof.

(5) Mr. Janssen's address is c/o Janssen-Meyers Associates, L.P., 17 State Street, New York, New York 10004. Does not include a unit purchase option for 119,463 shares of Common Stock which is not currently exercisable by him nor exercisable within 60 days of the date hereof nor unit purchase option for 196,638 held by JMA which is also not currently exercisable nor exercisable within 60 days of the date hereof.

(6) The address for Kinder Investments, L.P. is 1500 Hempstead Turnpike, East Meadow, New York 11554. Kinder Investments, L.P. is a Delaware limited partnership, the general partner of which is Peyser Associates, LLP, whose managing partner is Brian Wasserman. Consists of 500,500 shares of Common Stock and Class A Warrants to acquire 40,000 shares of Common Stock which are currently exercisable.

(7) Consists of 2,000 shares owned by Mr. Bollon individually and 182,400 shares owned jointly by Mr. Bollon and his wife. In addition, includes options to purchase 348,000 shares of Common Stock which are currently exercisable or exercisable within 60 days of the date hereof. Does not include options to purchase 97,000 shares of Common Stock not exercisable within 60 days of the date hereof.

(8) Consists of options to purchase 60,000 shares which are currently exercisable or exercisable within 60 days of the date hereof. Does not include options to purchase 40,000 shares of Common Stock not exercisable within 60 days of the date hereof.

(9) Consists of options to purchase 61,200 shares which are currently exercisable or exercisable within 60 days of the date hereof. Does not include options to purchase 38,800 shares of Common Stock which are not exercisable within 60 days of the date hereof.

(10) Consists of 2,500 shares of Common Stock and options to purchase 60,000 shares which are currently exercisable or exercisable within 60 days of the date hereof. Does not include options to purchase 40,000 shares of Common Stock which are not exercisable within 60 days of the date hereof.

(11) Consists of 186,900 shares of Common Stock and options to purchase an aggregate of 562,200 shares of Common Stock which are currently exercisable or exercisable within 60 days of the date hereof. Does not include options to purchase 242,000 shares of Common Stock not exercisable within 60 days of the date hereof.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The Company completed a bridge financing in April 1995 (the "Bridge Financing") and an initial public offering of its securities in December 1995 (the "IPO"). Janssen-Meyers Associates, L.P. ("JMA") acted as placement agent for the Bridge Financing and as underwriter of the IPO and in consideration thereof, received fees of $203,750 and $1,092,500, respectively, plus non-accountable expense allowances of $61,125 and $345,000, respectively. In addition, JMA was granted, in connection with its services as placement agent for the Bridge Financing, a (i) five-year right of first refusal to act as agent for offerings of securities by the Company and certain of its shareholders and
(ii) the right to receive certain fees in connection with any merger and acquisition pursuant to an agreement with the Company. In connection with its services as underwriter of the IPO, JMA was granted options to purchase 159,285 units ("Units") at a price equal to $8.25 per Unit, each Unit consisting of one share of Common Stock, one redeemable Class C Warrant and one redeemable Class D Warrant. Bruce Meyers is a principal of JMA and was Vice Chairman of the Board of Directors and Vice President in charge of Business Development for the Company until his resignation from the Company in April 1995. In December 1996 the Company and JMA executed a one year non-exclusive investment banking agreement with the Company which provides for a monthly fee of $5,000 payable by the Company to JMA, this agreement has been extended through December 31, 1998.

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

 4.3       Form of Unit Purchase Option(1)

 4.4       Warrant Certificate issued to the Washington State University Research Foundation
           previously filed as an exhibit to the Company's Registration Statement on Form
           SB-2 (File No. 333-13409) and is incorporated by reference herein.

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

11         Statement re: Computation of per share earnings

21         List of Subsidiaries--None

23         Consent of Independent Auditors

27         Financial Data Schedule.

    (b) Reports on Form 8-K.

        No reports on Form 8-K were filed during the last quarter of the fiscal year ended December 31, 1997.

------------------------

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

                         CYTOCLONAL PHARMACEUTICS INC.
                         (A DEVELOPMENT STAGE COMPANY)

                                    CONTENTS

                                                                                                                PAGE
                                                                                                                -----
Independent auditors' report...............................................................................         F-2

Balance sheet as of December 31, 1997......................................................................         F-3

Statements of operations for each of the years in the two-year period ended December 31, 1997 and for the
  period from September 11, 1991 (inception) through December 31, 1997.....................................         F-4

Statements of changes in stockholders' equity (capital deficiency) for the period from September 11, 1991
  (inception) through December 31, 1991 and for each of the years in the six-year period ended December 31,
  1997.....................................................................................................         F-5

Statements of cash flows for each of the years in the two-year period ended December 31, 1997 and for the
  period from September 11, 1991 (inception) through December 31, 1997.....................................         F-6

Notes to financial statements..............................................................................         F-7

                                  [LETTERHEAD]

                          INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders
Cytoclonal Pharmaceutics Inc.
Dallas, Texas

    We have audited the accompanying balance sheet of Cytoclonal Pharmaceutics Inc. (a development stage company) as of December 31, 1997, and the related statements of operations, changes in stockholders' equity (capital deficiency) and cash flows for each of the years in the two-year period ended December 31, 1997 and for the period September 11, 1991 (inception) through December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the financial statements enumerated above present fairly, in all material respects, the financial position of Cytoclonal Pharmaceutics Inc. at December 31, 1997, and results of its operations and its cash flows for each of the years in the two-year period ended December 31, 1997 and for the period September 11, 1991 (inception) through December 31, 1997 in conformity with generally accepted accounting principles.

                                          /s/ RICHARD A. EISNER & COMPANY, LLP

                                            Richard A. Eisner & Company, LLP

New York, New York
February 6, 1998

with respect to Note K[2]
April 13, 1998

                         CYTOCLONAL PHARMACEUTICS INC.
                         (A DEVELOPMENT STAGE COMPANY)

                                 BALANCE SHEET

                               DECEMBER 31, 1997

                                     ASSETS

Current assets:
  Cash and cash equivalents (Note B[6])........................................  $ 1,849,000
  Prepaid expenses and other current assets....................................       35,000
                                                                                 -----------
    Total current assets.......................................................    1,884,000
Equipment, net (Notes B[1] and E)..............................................      127,000
Patent rights, less accumulated amortization of $463,000 (Notes B[2] and C)....      787,000
Other assets...................................................................        4,000
                                                                                 -----------
                                                                                 $ 2,802,000
                                                                                 -----------
                                                                                 -----------

                                        LIABILITIES

Current liabilities:
  Accounts payable and accrued expenses (Note F)...............................  $   460,000
  Current portion of royalties payable (Note C)................................       94,000
                                                                                 -----------
    Total current liabilities..................................................      554,000
Royalties payable (Note C).....................................................    1,125,000
                                                                                 -----------
                                                                                   1,679,000
                                                                                 -----------
Commitments and other matters (Notes C, D, J, and K)

STOCKHOLDERS' EQUITY (Note G):
Preferred stock--$.01 par value, 10,000,000 shares authorized;
  934,563 shares of Series A convertible preferred issued and outstanding
  (liquidation value $2,336,000)...............................................        9,000
Common stock--$.01 par value, 30,000,000 shares authorized;
  8,793,998 shares issued and outstanding......................................       88,000
Additional paid-in capital.....................................................   16,130,000
Deficit accumulated during the development stage...............................  (15,104,000)
                                                                                 -----------
                                                                                   1,123,000
                                                                                 -----------
                                                                                 $ 2,802,000
                                                                                 -----------
                                                                                 -----------

                       See notes to financial statements

                         CYTOCLONAL PHARMACEUTICS INC.
                         (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF OPERATIONS

                                                                                                    SEPTEMBER 11,
                                                                                                         1991
                                                                                                     (INCEPTION)
                                                                        YEAR ENDED DECEMBER 31,        THROUGH
                                                                      ----------------------------   DECEMBER 31,
                                                                          1997           1996            1997
                                                                      -------------  -------------  --------------
Operating expenses:
  Research and development..........................................  $   1,469,000  $   1,576,000  $    7,776,000
  General and administrative........................................      1,888,000      1,530,000       7,214,000
                                                                      -------------  -------------  --------------
                                                                          3,357,000      3,106,000      14,990,000
                                                                      -------------  -------------  --------------
Other (income) expenses:
  Interest (income).................................................       (107,000)      (216,000)       (526,000)
  Interest expense..................................................          2,000                        561,000
                                                                      -------------  -------------  --------------
                                                                           (105,000)      (216,000)         35,000
                                                                      -------------  -------------  --------------
Net loss............................................................  $  (3,252,000) $  (2,890,000) $  (15,025,000)
                                                                      -------------  -------------  --------------
                                                                      -------------  -------------  --------------
Basic and diluted loss per common share.............................  $        (.42) $        (.42)
                                                                      -------------  -------------
                                                                      -------------  -------------
Weighted average number of shares outstanding--basic and diluted
  loss per share (Note B[5])........................................      8,268,000      7,640,000
                                                                      -------------  -------------
                                                                      -------------  -------------

                       See notes to financial statements

                         CYTOCLONAL PHARMACEUTICS INC.
                         (A DEVELOPMENT STAGE COMPANY)
  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (CAPITAL DEFICIENCY) (NOTE G)

                                                                                       DEFICIT
                                   CONVERTIBLE                                       ACCUMULATED     TREASURY STOCK
                                 PREFERRED STOCK       COMMON STOCK     ADDITIONAL      DURING     -------------------
                                ------------------  ------------------    PAID-IN    DEVELOPMENT    COMMON
                                 SHARES    AMOUNT    SHARES    AMOUNT     CAPITAL       STAGE       SHARES    AMOUNT       TOTAL
                                ---------  -------  ---------  -------  -----------  ------------  --------  ---------  -----------
Common stock issued, no par...                      3,200,000           $     1,000                                     $     1,000
Value assigned to 300,000
  warrants ($0.01 per
  warrant), issued in
  conjunction with a bridge
  loan........................                                                3,000                                           3,000
Exchange of shares of no par
  shares for $.01 par value
  shares......................                                 $32,000       47,000  $    (79,000)                                0
Net loss for the period
  September 11, 1991
  (inception) through December
  31, 1991....................                                                           (218,000)                         (218,000)
                                                    ---------  -------  -----------  ------------                       -----------
Balance--December 31, 1991....                      3,200,000  32,000        51,000      (297,000)                         (214,000)
Stock issued in connection
  with private placement of
  100 units ($50,000 per unit)
  less expenses of $649,000...  1,000,000  $10,000  2,000,000  20,000     4,321,000                                       4,351,000
Common stock issued, $1.65 per
  share (Note D[2])...........                         20,000                33,000                                          33,000
Net loss for the year.........                                                         (1,317,000)                       (1,317,000)
                                ---------  -------  ---------  -------  -----------  ------------                       -----------
Balance--December 31, 1992....  1,000,000  10,000   5,220,000  52,000     4,405,000    (1,614,000)                        2,853,000
Value assigned to 20,000
  options ($0.65 per option)
  issued and charged to
  reasearch and development
  (Note D[1]).................                                               13,000                                          13,000
Preferred dividend (cash and
  stock)......................     48,611   1,000                          (123,000)                                       (122,000)
Net loss for the year.........                                                         (2,392,000)                       (2,392,000)
                                ---------  -------  ---------  -------  -----------  ------------                       -----------
Balance--December 31, 1993....  1,048,611  11,000   5,220,000  52,000     4,295,000    (4,006,000)                          352,000
Value assigned to warrants
  issued in private placement
  of debt securities ($0.17
  and $0.1 per warrant) (Note
  G[4]).......................                                              187,000                                         187,000
Preferred dividend (stock)....    104,869   1,000                            (1,000)                                              0
Net loss for the year.........                                                         (2,265,000)                       (2,265,000)
                                ---------  -------  ---------  -------  -----------  ------------                       -----------
Balance--December 31, 1994....  1,153,480  12,000   5,220,000  52,000     4,481,000    (6,271,000)                       (1,726,000)
Value assigned to warrants
  issued in private placement
  of debt securities ($0.18
  per warrant) (note G[4])....                                               82,000                                          82,000
Preferred dividend (stock)....    115,307   1,000                            (1,000)                                              0
Simultaneous exercise of
  options ($1.825 per share)
  and purchase of treasury
  stock ($4.00 per share).....                         80,000   1,000       145,000                (36,500 ) $(146,000)           0
Retirement of treasury
  stock.......................                        (36,500)             (146,000)                36,500     146,000            0
Issuance of common stock in
  initial public offering (net
  of costs of $2,135,000)
  ($5.00 per unit)............                      2,300,000  23,000     9,342,000                                       9,365,000
Net loss for the year.........                                                         (2,691,000)                       (2,691,000)
                                ---------  -------  ---------  -------  -----------  ------------  --------  ---------  -----------
Balance--December 31, 1995....  1,268,787  13,000   7,563,500  76,000    13,903,000    (8,962,000)       0           0    5,030,000
Preferred dividend (stock)....    126,888   1,000                            (1,000)                                              0
Preferred stock converted to
  common stock................   (167,046) (2,000 )   167,046   2,000                                                             0
Value assigned to 20,000
  ($2.29) and 100,000 ($0.84)
  options issued for
  professional services.......                                              130,000                                         130,000
Value assigned to 36,000
  warrants ($1.17) issued and
  charged to research and
  development.................                                               42,000                                          42,000
Net loss for the year.........                                                         (2,890,000)                       (2,890,000)
                                ---------  -------  ---------  -------  -----------  ------------  --------  ---------  -----------
Balance--December 31, 1996....  1,228,629  12,000   7,730,546  78,000    14,074,000   (11,852,000)       0           0    2,312,000
Preferred dividend (stock)....    122,788   1,000                            (1,000)                                              0
Preferred stock converted to
  common......................   (466,854) (5,000 )   466,854   5,000                                                             0
Exercise of unit purchase
  option......................     50,000   1,000     250,000   2,000       497,000                                         500,000
Exercise of warrants..........                        277,098   2,000     1,309,000                                       1,311,000
Exercise of options...........                         69,500   1,000       118,000                                         119,000
Value assigned to 10,000
  ($1.45) and 40,000 ($2.88)
  options issued for
  professional services.......                                              133,000                                         133,000
Net loss for the year.........                                                         (3,252,000)                       (3,252,000)
                                ---------  -------  ---------  -------  -----------  ------------  --------  ---------  -----------
Balance--December 31, 1997....    934,563  $9,000   8,793,998  $88,000  $16,130,000  $(15,104,000)       0   $       0  $ 1,123,000
                                ---------  -------  ---------  -------  -----------  ------------  --------  ---------  -----------
                                ---------  -------  ---------  -------  -----------  ------------  --------  ---------  -----------

                       See notes to financial statements

                         CYTOCLONAL PHARMACEUTICS INC.
                         (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF CASH FLOWS

                                                                                                    SEPTEMBER 11,
                                                                                                         1991
                                                                                                     (INCEPTION)
                                                                        YEAR ENDED DECEMBER 31,        THROUGH
                                                                      ----------------------------   DECEMBER 31,
                                                                          1997           1996            1997
                                                                      -------------  -------------  --------------
Cash flows from operating activities:
  Net loss..........................................................  $  (3,252,000) $  (2,890,000) $  (15,025,000)
  Adjustments to reconcile net loss to net cash used in operating activities:.....................................................
    Depreciation and amortization...................................        116,000        115,000         685,000
    Amortization of debt discount...................................                                       269,000
    Amortization of debt costs......................................                                       554,000
    Value assigned to warrants and options..........................        133,000        172,000         321,000
    Equity in loss of joint venture.................................         16,000         23,000         232,000
    Changes in:
      Other assets..................................................                        (3,000)        (43,000)
      Accounts payable and accrued expenses.........................        123,000         74,000         432,000
                                                                      -------------  -------------  --------------
        Net cash used in operating activities.......................     (2,864,000)    (2,509,000)    (12,575,000)
                                                                      -------------  -------------  --------------
Cash flows from investing activities:
  Purchase of equipment.............................................        (44,000)       (75,000)       (240,000)
  Investment in joint venture.......................................                                      (233,000)
                                                                      -------------  -------------  --------------
        Net cash used in investing activities.......................        (44,000)       (75,000)       (473,000)
                                                                      -------------  -------------  --------------
Cash flows from financing activities:
  Net proceeds from sales of preferred and common stock.............                                    13,750,000
  Proceeds from bridge loans, net of expenses.......................                                     2,684,000
  Repayment of bridge loans.........................................                                    (3,238,000)
  Principal payments of equipment notes.............................                                       (76,000)
  Dividends paid....................................................                                      (122,000)
  Payment of royalties..............................................        (31,000)                       (31,000)
  Proceeds from exercise of options and warrants....................      1,430,000                      1,430,000
  Proceeds from exercise of unit purchase option....................        500,000                        500,000
                                                                      -------------                 --------------
        Net cash provided by financing activities...................      1,899,000                     14,897,000
                                                                      -------------                 --------------
Net increase (decrease) in cash and cash equivalents................     (1,009,000)    (2,584,000)      1,849,000
Cash and cash equivalents at beginning of period....................      2,858,000      5,442,000
                                                                      -------------  -------------  --------------
Cash and cash equivalents at end of period..........................  $   1,849,000  $   2,858,000  $    1,849,000
                                                                      -------------  -------------  --------------
                                                                      -------------  -------------  --------------
Supplemental disclosures of cash flow information:
  Cash paid for interest............................................  $       2,000
  Noncash investing activities:
    Equipment acquired included in accounts payable and accrued
      expenses......................................................  $      28,000  $      10,000

                       See notes to financial statements

                         CYTOCLONAL PHARMACEUTICS INC.
                         (A DEVELOPMENT STAGE COMPANY)

                         NOTES TO FINANCIAL STATEMENTS

                               DECEMBER 31, 1997

NOTE A--THE COMPANY

    Cytoclonal Pharmaceutics Inc. (the "Company") was incorporated on November 18, 1991. In December 1991, a Texas corporation, Cytoclonal Pharmaceutics Inc. (formerly Bio Pharmaceutics, Inc.) was merged into the Company. The accompanying financial statements include the operations of the Texas corporation from its inception on September 11, 1991. The Company is in the development stage and its efforts are devoted to the research and development of various therapeutic and diagnostic pharmaceutical products for the prevention of cancer, viral and immune diseases.

NOTE B--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

[5] LOSS PER COMMON SHARE:

    In 1997, the Financial Accounting Standards Board issued Statement No. 128 "Earnings Per Share". Statement No. 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Dilutive earnings per share is very similar to the previously reported fully diluted earnings per share. In accordance with Statement No. 128, which was adopted by the Company in 1997 and retroactively applied to 1996, basic and diluted net loss per common share is based on the net loss increased by dividends on preferred stock ($234,000 in 1997 and $307,000 in 1996) divided by the weighted average number of common shares outstanding during the years. No effect has been given to outstanding options, warrants or convertible preferred stock in the diluted computation as their effect would be antidilutive.

                         CYTOCLONAL PHARMACEUTICS INC.
                         (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                               DECEMBER 31, 1997

NOTE B--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
[6] CASH EQUIVALENTS:

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

NOTE C--AGREEMENT WITH WADLEY TECHNOLOGIES, INC. ("WADTECH")

    On October 10, 1991 the Company entered into an agreement to acquire certain patent rights, technology and know-how (the "Technology") from Wadtech for the fixed sum of $1,250,000 and ongoing royalties.

    The agreement provides for the payment of royalties of up to 6.25% of gross selling price of products incorporating the Technology and up to 50% of all compensation received by the Company for sales by sublicensees of any products covered by the Technology, which will be applied to reducing the fixed sum of $1,250,000, until the fixed sum is paid. Thereafter the agreement provides for the payment of royalties of up to 3.75% of gross selling price of products incorporating the Technology and up to 50% of all compensation received by the Company for sales by sublicensees of any products covered by the Technology. The agreement also provides for minimum royalty payments of $31,250, $62,500 and $125,000 during each twelve-month period beginning October 1, 1996, 1997 and 1998, respectively. Thereafter, during each twelve-month period beginning October 1, 1999 the agreement provides for minimum royalty payments of $125,000. As of December 31, 1997 the Company has made payments of $31,250.

                         CYTOCLONAL PHARMACEUTICS INC.
                         (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                               DECEMBER 31, 1997

NOTE C--AGREEMENT WITH WADLEY TECHNOLOGIES, INC. ("WADTECH") (CONTINUED)
    The Company granted Wadtech a security interest in the Technology until the fixed sum is paid. The agreement continues for 99 years from October 10, 1991 and the Company has the option to terminate the agreement without cause on three months notice to Wadtech.

NOTE D--COLLABORATION AGREEMENTS

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

    The Company has agreed to finance research to be conducted under the agreement and is obligated to pay RDI an aggregate fixed fee of $250,000 per annum for four years commencing in 1993. In addition, the Company has agreed to pay RDI royalties of up to 6% of net sales of products derived under the agreement with minimum royalty payments as follows: $25,000 in June 1994, $50,000 in June 1995, $75,000 in June 1996 and $100,000 in June 1997 and
thereafter. The Company has the option to extend the research under mutually agreeable terms. In connection with the agreement, in 1993, the Company issued an option to RDI to purchase 20,000 shares of the Company's common stock at $2.50 per share. The Company valued these options at approximately $13,000 which was charged to research and development.

[2] AGREEMENTS WITH PESTKA BIOMEDICAL LABORATORIES, INC. ("PESTKA"):

    In September 1992 the Company formed a corporate joint venture with Pestka for the purpose of developing, manufacturing and marketing a therapeutic drug for blood related cancers such as leukemia and lymphomas. The agreement provides for the Company to contribute $233,000, which was paid during 1992, and certain technology and for Pestka to grant the joint venture an exclusive, worldwide license to certain patents and proprietary rights. The stockholders of Pestka purchased 20,000 shares of the Company's common stock for a price of $1.65 per share. The investment in the joint venture is accounted for on the equity method. As of December 31, 1997, the Company's share of cumulative losses from the venture loss equal to its investment and accordingly, the investment has no carrying amount in the accompanying balance sheet. The equity in loss of joint venture, included in research and development costs, was approximately $16,000 for the year ended December 31, 1997 and $23,000 for the year ended December 31, 1996. The corporate stockholders have no further obligations to fund the joint venture.

    Under a related agreement, Pestka agreed to perform certain research and development, as defined, for the joint venture, for $233,000.

[3] AGREEMENTS WITH ENZON, INC. ("ENZON"):

    In March and July 1992, the Company entered into agreements with Enzon to jointly fund, research, develop, test and market anti-cancer drugs. Terms of the agreements provide for the Company (i) to

                         CYTOCLONAL PHARMACEUTICS INC.
                         (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                               DECEMBER 31, 1997

NOTE D--COLLABORATION AGREEMENTS (CONTINUED) undertake research and development using certain technology owned and developed by Enzon; and (ii) to grant Enzon an exclusive, worldwide license to certain technology owned and royalties and/or allocation of profits and losses from the sale of the products. The agreements terminate on a product-by-product basis 15 years from the first approval to market each such product. In 1992 Enzon paid the Company $50,000; such payment was recorded as a reduction of research and development costs.

NOTE E--EQUIPMENT

    Equipment at December 31, 1997 is summarized as follows:

Office equipment..................................................  $  36,000
Furniture and fixtures............................................     16,000
Computers and laboratory equipment................................    286,000
Leasehold improvements............................................      8,000
                                                                    ---------
  Total...........................................................    346,000

Less accumulated depreciation and amortization....................    219,000
                                                                    ---------
Net...............................................................  $ 127,000
                                                                    ---------
                                                                    ---------

NOTE F--ACCOUNTS PAYABLE AND ACCRUED EXPENSES

    Accounts payable and accrued expenses at December 31, 1997 consists of the following:

Professional fees.................................................  $  73,000
Equipment.........................................................     28,000
Payroll and related expenses......................................    171,000
Licensors and contractors.........................................    150,000
Occupancy costs...................................................     12,000
Other.............................................................     26,000
                                                                    ---------
                                                                    $ 460,000
                                                                    ---------
                                                                    ---------

NOTE G--STOCKHOLDERS' EQUITY

[1] PUBLIC OFFERING:

    In November 1995, the Company effected an initial public offering of its securities. A total of 2,300,000 units, each comprised of one share of common stock, one redeemable Class C warrant and one redeemable Class D warrant were sold for $5.00 a unit, yielding net proceeds of approximately $9,365,000 after underwriting commissions and other expenses of the offering.

                         CYTOCLONAL PHARMACEUTICS INC.
                         (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                               DECEMBER 31, 1997

NOTE G--STOCKHOLDERS' EQUITY (CONTINUED)
[2] STOCK SPLIT:

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

[4] WARRANTS:

    At December 31, 1997 shares of common stock were reserved for issuance upon exercise of warrants as follows:

 WARRANT    EXERCISE                           NUMBER OF
  TYPE        PRICE      EXPIRATION DATE    SHARES RESERVED
---------  -----------  ------------------  ---------------
Class A     $    3.75        November 2000        155,000
Class B     $   4.375        November 2000        251,044
Class C     $    6.50        November 2000      2,224,358
Class D     $    8.75        November 2000      4,675,642

    The Class A and Class B warrants were issued in connection with two bridge financings completed in August 1994, and April 1995 where the Company issued an aggregate of $3,037,500 in notes bearing interest at 9% per annum (effective rate 18% to 24%) which were repaid in 1995 from the net proceeds of the initial public offering.

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

                         CYTOCLONAL PHARMACEUTICS INC.
                         (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                               DECEMBER 31, 1997

NOTE G--STOCKHOLDERS' EQUITY (CONTINUED)
[5] STOCK OPTIONS:

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

    Stock option activity under the 1992 plan and the 1996 plan is summarized as follows:

                                                                     YEAR ENDED DECEMBER 31,
                                                         -----------------------------------------------
                                                                  1997                     1996
                                                         -----------------------  ----------------------
                                                                      WEIGHTED                WEIGHTED
                                                                       AVERAGE                 AVERAGE
                                                                      EXERCISE                EXERCISE
                                                           SHARES       PRICE      SHARES       PRICE
                                                         ----------  -----------  ---------  -----------
Options outstanding at beginning of year...............     753,500   $    2.67     440,000   $    2.01
Granted................................................     350,000   $    3.57     335,000   $    3.47
Exercised..............................................     (69,500)  $    1.71
Cancelled..............................................      (1,500)  $    3.94     (21,500)  $    1.81
                                                         ----------               ---------
Options outstanding at end of year.....................   1,032,500   $    3.04     753,500   $    2.67
                                                         ----------               ---------
                                                         ----------               ---------
Options exercisable at end of year.....................     604,700   $    2.57     475,500   $    2.28
                                                         ----------               ---------
                                                         ----------               ---------

                         CYTOCLONAL PHARMACEUTICS INC.
                         (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                               DECEMBER 31, 1997

NOTE G--STOCKHOLDERS' EQUITY (CONTINUED)
    The following table presents information relating to stock options outstanding at December 31, 1997.

                                                         OPTIONS OUTSTANDING             OPTIONS EXERCISABLE
                                                --------------------------------------  ----------------------
                                                             WEIGHTED      WEIGHTED                 WEIGHTED
                                                              AVERAGE       AVERAGE                  AVERAGE
                   RANGE OF                                  EXERCISE      REMAINING                EXERCISE
                EXERCISE PRICE                    SHARES       PRICE     LIFE IN YEARS   SHARES       PRICE
----------------------------------------------  ----------  -----------  -------------  ---------  -----------
$1.65  -$2.6875...............................     548,500   $    2.04          6.92      418,500   $    1.90
$3.25  -$4.125................................     257,000   $    3.98          8.21      160,600   $    3.98
$4.3125-$5.00.................................     227,000   $    4.38          9.19       25,600   $    4.79
                                                ----------       -----           ---    ---------       -----
Total.........................................   1,032,500   $    3.04          7.74      604,700   $    2.57
                                                ----------       -----           ---    ---------       -----
                                                ----------       -----           ---    ---------       -----

    As of December 31, 1997, 3,000 options are available for future grant under the 1992 Plan and 85,000 options are available under the 1996 Plan.

    The weighted-average fair value at date of grant for options granted during 1997 and 1996 was $2.34 and $2.16 per option, respectively. The fair value of options at date of grant was estimated using the Black-Scholes option pricing model utilizing the following assumptions:

                                                                   1997                1996
                                                            ------------------  ------------------
Risk-free interest rates..................................    6.38% to 6.55%       6.3% to 6.8%
Expected option life in years.............................          10                  10
Expected stock price volatility...........................       44%-51%             33%-53%
Expected dividend yield...................................          0%                  0%

    Had the Company elected to recognize compensation cost based on the fair value of the options at the date of grant as prescribed by SFAS No. 123, net loss in 1997 and 1996 would have been approximately ($3,593,000) and (3,185,000) or $(.46) and $(.46) per share, respectively.

[6] OTHER OPTIONS AND WARRANTS:

    In connection with its private offerings to sell preferred and common stock, during the year ended December 31, 1992, the placement agent has an option to purchase 10 units; each unit consists of 10,000 shares of preferred stock and 20,000 shares of common stock. The option was exercised on February 21, 1997 at a price of $50,000 per unit and the Company received aggregate proceeds of $500,000 and issued 50,000 preferred shares and 250,000 common.

    In connection with its bridge financings, the placement agent received options to purchase 506,250 warrants at $.10 per warrant. These warrants are exercisable into an aggregate of 202,500 shares of common stock through November 2000 at a price of $3.75 per share.

    In connection with its initial public offering the Company sold to the underwriter, at a nominal amount, a unit purchase option to purchase up to an aggregate of 200,000 additional units at $8.25. The

                         CYTOCLONAL PHARMACEUTICS INC.
                         (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                               DECEMBER 31, 1997

NOTE G--STOCKHOLDERS' EQUITY (CONTINUED) units purchasable upon exercise of the unit purchase option are identical to the units offered in the initial public offering except that the warrants included therein are not subject to redemption by the Company. These units become exercisable November 1998 for a two year period.

    In February and August 1996, the Company granted options to purchase 100,000 and 20,000 shares of common stock at $4.25 and $3.25 per share, respectively, as compensation for professional services. The Company determined the fair value of these options to be approximately $130,000 which was charged to operations.

    In July 1996 the Company granted a licensor (Note J[4]) warrants to purchase 36,000 shares of common stock at $4.25 per share. An aggregate of 12,000 warrants per annum are exercisable commencing July 1999 and expire July 2002. The Company determined the fair value of these warrants to be approximately $42,000 which was charged to research and development.

    In February and September 1997 the Company granted options to purchase 10,000 and 40,000 shares of common stock at $4.38 and $4.31 per share, respectively, as compensation for professional services. The Company determined the fair value of these options to be approximately $133,000 which was charged to operations.

NOTE H--RELATED PARTY TRANSACTION

    In connection with certain of the private placements during 1995, Janssen-Meyers Associates, L.P. ("JMA"), an affiliate of a former officer, acted as placement agent and received $118,000, as compensation.

    Effective December 1996, the Company entered into a one-year agreement with JMA, a stockholder of the Company, whereby the Company will receive financial and investment banking services for a consulting fee of $5,000 per month plus commissions, as defined. During 1997, the Company paid $60,000 under this agreement.

NOTE I--INCOME TAXES

    At December 31, 1997 the Company had approximately $14,200,000 of net operating loss carryforwards for federal income tax purposes which expire through 2012.

    At December 31, 1997 the Company has a deferred tax asset of approximately $4,900,000 representing the benefits of its net operating loss carryforward and certain expenses not currently deductible. The Company's deferred tax asset has been fully reserved by a valuation allowance since realization of its benefit is uncertain. The difference between the statutory tax rate of 34% and the Company's effective tax rate of 0% is substantially due to the increase in the valuation allowance of $1,000,000 (1997) and $1,000,000 (1996). The Company's ability to utilize its net operating loss carryforwards may be subject to an annual limitation in future periods pursuant to Section 382 of the Internal Revenue Code of 1986, as amended.

                         CYTOCLONAL PHARMACEUTICS INC.
                         (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                               DECEMBER 31, 1997

NOTE J--COMMITMENTS AND OTHER MATTERS

[1] LEASES:

    The Company is obligated to pay $113,000 for office and laboratory space under leases expiring through December 31, 1998.

    Rent expense was approximately $140,000 and $123,000 for the years ended December 31, 1997 and 1996, respectively.

[2] EMPLOYMENT AGREEMENTS:

    The Company has employment agreements with two officers which provide for annual base salaries of $165,000 and $75,000 (subject to annual increases of not less than 5% per year and bonuses at the discretion of the Board of Directors), for a period of five years and three years, respectively, commencing November 1995.

[3] CONTRACT RESEARCH:

    The Company had contracted with an institution to conduct research through May 31, 1996 at a cost of approximately $150,000. In April 1996 this agreement was extended to May 31, 1998 providing for additional funding of $90,000 (aggregate $240,000). As of December 31, 1997 the Company has incurred approximately $202,000 of such costs.

[4] CONSULTING AGREEMENTS:

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

    During 1997 the Company entered into an agreement with a consulting firm whereby the Company has agreed to pay a fee of $25,000 in return for certain investor relation services. In the event the C warrants are exercised the Company has agreed to pay an additional fee of $17,000, a monthly service fee of $7,000 for twelve months and to grant options to purchase 100,000 shares of common stock at $9.00 per share at which time the Company will record a noncash charge representing the fair value of options. In the event the D warrants are exercised the Company has agreed to pay an additional $3,000 per month for twelve months and to grant options to purchase 100,000 shares of common stock at $9.00 per share at which time the Company will record a noncash charge representing the fair value of options.

    In March 1997 the Company entered into an agreement with a scientific advisor whereby the Company has agreed to pay a fee of $1,000 per month until terminated by either party in return for consulting services.

                         CYTOCLONAL PHARMACEUTICS INC.
                         (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                               DECEMBER 31, 1997

NOTE J--COMMITMENTS AND OTHER MATTERS (CONTINUED)
[5] OTHER:

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

NOTE K--SUBSEQUENT EVENTS

[1] PREFERRED STOCK DIVIDEND:

    During January 1998, the Board of Directors declared a 10% dividend on Series A preferred stock.

[2] PRIVATE PLACEMENT:

    During the period from April 2 through April 13, 1998, the Company received net proceeds of $4,539,048 from the sale of Units consisting of 631,796 shares of common stock and Class E warrants to purchase 315,917 shares of common stock at exercise prices per share from $9.82 to $10.39, subject to adjustment upon the occurrence of certain events.

                                   SIGNATURES

    In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                CYTOCLONAL PHARMACEUTICS INC.

                                By:         /s/ ARTHUR P. BOLLON, PH.D.
                                     -----------------------------------------
                                              Arthur P. Bollon, Ph.D.,
Dated: March 30, 1998                                PRESIDENT

    In accordance with the Exchange Act, this report has been signed below by the following on behalf of the registrant and in capacities and on the dates indicated.

          SIGNATURE                      CAPACITY                  DATE
------------------------------  --------------------------  -------------------

                                Chairman, President, Chief
  /s/ ARTHUR P. BOLLON, PH.D      Executive Officer and
------------------------------    Director (principal         March 30, 1998
    Arthur P. Bollon, Ph.D        executive officer)

      /s/ IRA GELB, M.D.
------------------------------  Director                      March 30, 1998
        Ira Gelb, M.D.

     /s/ IRWIN C. GERSON
------------------------------  Director                      March 30, 1998
       Irwin C. Gerson

   /s/ WALTER M. LOVENBERG,
            PH.D.
------------------------------  Director                      March 30, 1998
  Walter M. Lovenberg, Ph.D.

                                Vice President Operations,
 /s/ DANIEL SHUSTERMAN, J.D.      Treasurer and Chief
------------------------------    Financial Officer           March 30, 1998
   Daniel Shusterman, J.D.        (principal financial and
                                  accounting officer)