Form 10QSB
period 1998-03-31
CYTOCLONAL PHARMACEUTICS INC /DE
filed 1998-05-15
CIK 944809

                       U.S. SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549
                                     FORM 10-QSB
(MARK ONE)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED  MARCH 31, 1998

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT FOR THE TRANSITION PERIOD FROM _____________ TO _____________

COMMISSION FILE NUMBER      0-26918


                             CYTOCLONAL PHARMACEUTICS INC.
          -----------------------------------------------------------------
          (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)


                    DELAWARE                                75-2402409
----------------------------------------------         -----------------------
(STATE OR OTHER JURISDICATION OF INCORPORATION         (I.R.S. EMPLOYER
 OR ORGANIZATION)                                       IDENTIFICATION NUMBER)

             9000 HARRY HINES BOULEVARD, SUITE 330, DALLAS, TEXAS 75235
             ----------------------------------------------------------
                      (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                    (214)-353-2922
                  ------------------------------------------------
                  (ISSUER'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                  ----------------------------------------------------
                  (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR,
                              IF CHANGED SINCE LAST REPORT)

     CHECK WHETHER THE ISSUER: (1) FILED ALL REPORTS REQUIRED TO BE FILED BY
SECTION 13 OR 15(d) OF THE EXCHANGE ACT DURING THE PAST 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

YES   X      NO
    -----       -----

                         APPLICABLE ONLY TO CORPORATE ISSUERS

     STATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON EQUITY, AS OF THE LATEST PRACTICABLE DATE: 9,677,546 SHARES OF COMMON STOCK, $.01 PAR VALUE, OUTSTANDING AS OF MAY 7, 1996.

          TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE):

YES          NO   X
    -----       -----

                            CYTOCLONAL PHARMACEUTICS INC.


                                  TABLE OF CONTENTS

                                                                           Page(s)
                                                                           -------
PART I.  FINANCIAL INFORMATION

               Item 1. -- Financial Statements:

                          Balance Sheets as of March 31, 1998 (unaudited)
                            and December 31, 1997                                 3

                          Statements of Operations for the Three Months
                            Ended March 31, 1997 and 1998 (unaudited)
                            and the Period From September 11, 1991
                            (Inception) Through March 31, 1998                    4

                          Statements of Cash Flows for the Three Months
                            Ended March 31, 1997 and 1998 (unaudited)
                            and the Period From September 11, 1991
                            (Inception) Through March 31, 1998                    5

                          Notes to Financial Statements                           6

               Item 2. -- Management's Discussion and Analysis of Financial
                            Condition and Results of Operations                 7-8

PART II.  OTHER INFORMATION

               Item 2. -- Changes in Securities and use of Proceeds               9

               Item 6. -- Exhibits and Reports on Form 8-K                        9

Signatures                                                                       10

Exhibit 11  Computation of per share earnings                                    11

Exhibit 27  Financial Data Schedule                                              12

                              PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                               CYTOCLONAL PHARMACEUTICS INC.
                               (A DEVELOPMENT STAGE COMPANY)

                                        BALANCE SHEETS

                                                            DECEMBER 31,      MARCH 31,
                                                               1997              1998
                                        ASSETS                               (UNAUDITED)
                                                           -------------    -------------
Current assets:

  Cash and cash equivalents                                $  1,849,000     $  1,142,000

  Prepaid expenses and other current assets                      35,000           39,000
                                                           ------------     ------------
          Total current assets                                1,884,000        1,181,000

Equipment, net                                                  127,000          143,000

Patent rights, less accumulated amortization of
  $463,000 and $482,000                                         787,000          768,000

Other assets                                                      4,000            4,000
                                                           ------------     ------------
          T O T A L                                        $  2,802,000     $  2,096,000
                                                           ------------     ------------
                                                           ------------     ------------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:

  Accounts payable and accrued expenses                         460,000          557,000

  Current portion of royalties payable                           94,000           94,000
                                                           ------------     ------------
          Total current liabilities                             554,000          651,000
                                                           ------------     ------------
Royalties payable less current portion                        1,125,000        1,094,000
                                                           ------------     ------------
          Total liabilities                                   1,679,000        1,745,000
                                                           ------------     ------------
Stockholders' equity:

  Preferred stock - $.01 par value, 10,000,000 shares
    authorized; 934,563 and 971,410 shares of Series A
    convertible preferred issued and outstanding at
    December 31, 1997 and March 31, 1998, respectively
    (liquidation value $2,336,000 and $2,429,000 at
    December 31, 1997 and March 31, 1998, respectively)           9,000           10,000

  Common Stock - $.01 par value, 30,000,000 shares
    authorized: 8,793,998 and 8,862,284 issued
    and outstanding at December 31, 1997 and
    March 31, 1998, respectively                                 88,000           88,000

Additional paid-in capital                                   16,130,000       16,147,000

Deficit accumulated during the development stage            (15,104,000)     (15,894,000)
                                                           ------------     ------------
          Total Stockholders' Equity                          1,123,000          351,000
                                                           ------------     ------------
          T O T A L                                        $  2,802,000     $  2,096,000
                                                           ------------     ------------
                                                           ------------     ------------

                               CYTOCLONAL PHARMACEUTICS INC.
                               (A DEVELOPMENT STAGE COMPANY)

                                  STATEMENTS OF OPERATIONS
                                         (UNAUDITED)

                                                                   SEPTEMBER 11, 1991
                                          THREE MONTHS ENDED           (INCEPTION)
                                                MARCH 31,                THROUGH
                                      --------------------------         MARCH 31,
                                          1997           1998              1998
                                      -----------     ----------   ------------------
Operating Expenses:

  Research and development            $  322,000      $  360,000      $  8,136,000
  General and administrative             447,000         447,000         7,661,000
                                      ----------      ----------      ------------
                                         769,000         807,000        15,797,000
                                      ----------      ----------      ------------
Other (Income) expenses:
  Interest (income)                      (32,000)        (19,000)         (545,000)
  Interest expense                         1,000           2,000           563,000
                                      ----------      ----------      ------------
                                         (31,000)        (17,000)           18,000
                                      ----------      ----------      ------------
NET (LOSS)                            $ (738,000)     $ (790,000)     $(15,815,000)
                                      ----------      ----------      ------------
                                      ----------      ----------      ------------
Basic and diluted
  loss per common share               $    (0.10)     $    (0.10)                -
                                      ----------      ----------
                                      ----------      ----------
Weighted average number of shares
  outstanding-basic and diluted
  loss per share                       7,934,488       8,840,000                 -
                                      ----------      ----------
                                      ----------      ----------

                               CYTOCLONAL PHARMACEUTICS INC.
                               (A DEVELOPMENT STAGE COMPANY)

                                  STATEMENTS OF CASH FLOWS
                                          (UNAUDITED)

                                                                                SEPTEMBER 11,
                                                                                    1991
                                                       THREE MONTHS ENDED        (INCEPTION)
                                                            MARCH 31,              THROUGH
                                                   -------------------------      MARCH 31,
                                                      1997          1998            1998
                                                   -----------   ----------     -------------
Cash flows from operating activities:
  Net (loss)                                       $ (738,000)   $ (790,000)    $(15,815,000)
  Adjustments to reconcile net (loss) to net
   cash (used in) operating activities:
    Depreciation and amortization                      28,000        31,000          716,000
    Amortization of debt discount                           -             -          269,000
    Amortization of debt costs                              -             -          554,000
    Value assigned to warrants and options             12,000             -          321,000
    Equity in loss of joint venture                     6,000             -          232,000
    Changes in:
      Other assets                                     (3,000)       (4,000)         (47,000)
      Accounts payable and accrued expenses            22,000       125,000          557,000
                                                   ----------    ----------     ------------
          Net cash (used in) operating activities    (673,000)     (638,000)     (13,213,000)
                                                   ----------    ----------     ------------
Cash flows from investing activities:
  Purchase of equipment                               (28,000)      (56,000)        (296,000)
  Investment in joint venture                               -             -         (233,000)
                                                   ----------    ----------     ------------
          Net cash (used in) investing activities     (28,000)      (56,000)        (529,000)
                                                   ----------    ----------     ------------
Cash flows from financing activities:
  Net proceeds from sales of preferred and
    common stock                                            -             -       13,750,000
  Proceeds from exercise of options and warrants            -        18,000        1,448,000
  Proceeds from bridge loans, net of expenses               -             -        2,684,000
  Repayment of bridge loans                                 -             -       (3,238,000)
  Principal payments of equipment notes                     -             -          (76,000)
  Dividends paid                                            -             -         (122,000)
  Payment of royalties                                      -       (31,000)         (62,000)
  Proceeds from exercise of unit purchase option      500,000             -          500,000
                                                   ----------                   ------------
          Net cash provided by (used in)
            financing activities                      500,000       (13,000)      14,884,000
                                                   ----------    ----------     ------------
NET INCREASE (DECREASE) IN CASH                      (201,000)     (707,000)       1,142,000
Cash at beginning of period                         2,858,000     1,849,000                -
                                                   ----------    ----------     ------------
CASH AT END OF PERIOD                              $2,657,000    $1,142,000     $  1,142,000
                                                   ----------    ----------     ------------
                                                   ----------    ----------     ------------

                            CYTOCLONAL PHARMACEUTICS INC.
                            NOTES TO FINANCIAL STATEMENTS
                                    March 31, 1998
                                     (unaudited)

(1)  FINANCIAL STATEMENT PRESENTATION

     The unaudited financial statements of Cytoclonal Pharmaceutics Inc., a Delaware corporation (the "Company"), included herein have been prepared in accordance with the rules and regulations promulgated by the Securities and Exchange Commission and, in the opinion of management, reflect all adjustments (consisting only of normal recurring accruals) necessary to present fairly the results of operations for the interim periods presented. Certain information and footnote disclosures normally included in financial statements, prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations. However, management believes that the disclosures are adequate to make the information presented not misleading. These financial statements and the notes thereto should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1997. The results for the interim periods are not necessarily indicative of the results for the full fiscal year.

(2)  LOSS PER COMMON SHARE
     In 1997, the Financial Accounting Standards Board issued Statement No. 128 "Earnings Per Share". Statement No. 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of option, warrants and convertible securities. Dilutive earnings per share is very similar to the previously reported fully diluted earnings per share. In accordance with Statement No. 128, which was adopted by the Company in 1997, basic and diluted net loss per common share is based on the net loss increased by dividends on preferred stock divided by the weighted average number of common shares outstanding during the year. No effect has been given to outstanding options, warrants or convertible preferred stock in the diluted computation as their effect would be antidilutive.

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

     - further analysis of TNF-PEG technology as an anti-cancer agent in animal studies.

     - testing proprietary vectors which have been constructed for the expression of specific proteins that may be utilizable for vaccines for different diseases.

     - further development of the anti-sense technology currently being conducted at the University of Texas at Dallas.

     - developing a humanized antibody or peptide specific for the protein associated with the LCG gene and, if successful, submission of an IND for clinical trials.

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

     For the period from January 1, 1998 to March 31, 1998, the Company incurred a net loss of $790,000. The Company expects to incur additional losses in the foreseeable future.

     The Company incurred a net loss of $738,000 for the three months ended March 31, 1997. The increase from the previous year was attributable to increased operating expenses and decreased interest income.

     The Company incurred general and administrative expenses of $447,000 and $447,000 for the three months ended March 1997 and March 1998, respectively.

     The Company incurred research and development expenses of $322,000 and $360,000 for the three months ended March 1997 and March 1998, respectively.
The increase was attributable to increased funding for the program at Washington State University, partially offset by a decrease in lab supply costs.

     The Company believes that the net proceeds from its initial public offering of November 1995, the exercise of the placement agent purchase options in February 1997, and the net procceds of approximately $4,750,000 from the private placement in April and May 1998 will be sufficient to finance the Company's plan of operation through the end of 1999. There can be no assurance that the Company will generate sufficient revenues to fund its operations after such period or that any required financings will be available, through bank borrowings, debt or equity offerings, or otherwise, on acceptable terms or at all.

                             PART II.  OTHER INFORMATION


Item 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

     In January and March 1998, the Company issued 94,680 shares of Series A Preferred Stock as full payment of the dividend due on the Series A Preferred Stock for the year ended December 31, 1997 to the holders of such preferred stock. Such issuance was pursuant to Section 3(a)(9) promulgated under the Securities Act of 1993, as amended, based on the fact that it involved an exchange by the issuer exclusively with its existing security-holders and no commission or other remuneration was paid or given directly or indirectly for soliciting such exchange.

     In April and May 1998, the Company completed a private placement of an aggregate of 671,035 shares of Common Stock and 335,540 Class E Warrants (each of which warrants upon exercise entitles the holder thereof to one share of Common Stock). The private placement, which was placed by Janssen/Meyers Associates, LLP, was made solely to 75 accredited investors in reliance upon Regulation D of the Securities Act of 1933. The gross proceeds of such placement was $5,633,675 on which the placement agent received commissions of $563,368 and a nonaccountable expense allowance of $169,010 plus accountable expenses. In addition, the Placement Agent received options to acquire an aggregate of 201,315 shares of Common Stock.


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



                                       CYTOCLONAL PHARMACEUTICS INC.



Date: May 15, 1998                     /s/ Daniel M. Shusterman
                                       --------------------------------------
                                       Daniel M. Shusterman
                                       Vice President of Operations,
                                       Treasurer and Chief Financial
                                       Officer