Form 10-Q
period 1998-06-30
CYTOCLONAL PHARMACEUTICS INC /DE
filed 1998-08-14
CIK 944809

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q

(MARK ONE)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED      June 30, 1998
                               ----------------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT FOR THE TRANSITION PERIOD FROM ______________ TO ______________

COMMISSION FILE NUMBER      0-26918
                       -------------------------------------------------------


                           CYTOCLONAL PHARMACEUTICS INC.
       -----------------------------------------------------------------------
          (Exact Name of Small Business Issuer as Specified in Its Charter)


           DELAWARE                                           75-2402409
--------------------------------                        ----------------------
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

YES        X          NO
    ---------------      ---------------

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 10,173,352 shares of common
                                                 -----------------------------
stock, $.01 par value, outstanding as of August 12, 1998.
------------------------------------------------------------------------------

                         CYTOCLONAL PHARMACEUTICS INC.


                               TABLE OF CONTENTS

                                                                              Page(s)
                                                                              -------
PART I.  FINANCIAL INFORMATION

           Item 1. -- Financial Statements:

                 Balance Sheets as of June 30, 1998 (unaudited)
                  and December 31, 1997                                           3

                 Statements of Operations for the Three Months
                  Ended June 30, 1997 and 1998 (unaudited)
                  and for the Six Months Ended June 30, 1997
                  and 1998 (unaudited)                                            4

                 Statements of Cash Flows for the Six Months
                  Ended June 30, 1997 and 1998 (unaudited)                        5

                 Notes to Financial Statements                                    6

           Item 2. -- Management's Discussion and Analysis of Financial
                       Condition and Results of Operations                      7-8


PART II.  OTHER INFORMATION

           Item 2. -- Changes in Securities and use of Proceeds                   9

           Item 6. -- Exhibits and Reports on Form 8-K                            9

Signatures                                                                       10

Exhibit 11  Computation of per share earnings                                    11

Exhibit 27  Financial Data Schedule                                              12

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                          CYTOCLONAL PHARMACEUTICS INC.


                                 BALANCE SHEETS

                                                               JUNE 30,                      DECEMBER 31,
                                                                 1998                            1997
                                                              -----------                    -------------
                                     ASSETS                   (unaudited)
Current assets:

   Cash                                                     $  9,031,000                      $  1,849,000

   Prepaid expenses and other current assets                      44,000                            35,000
                                                            ------------                      ------------

          Total current assets                                 9,075,000                         1,884,000

Equipment, net                                                   131,000                           127,000

Patent rights, less accumulated amortization of
    $502,000 and $463,000                                        749,000                           787,000

Other assets                                                       4,000                             4,000
                                                            ------------                      ------------

          T O T A L                                         $  9,959,000                      $  2,802,000
                                                            ------------                      ------------
                                                            ------------                      ------------

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:

   Accounts payable and accrued expenses                         691,000                          460,000
   Deferred revenue from research and development
     collaborative contract                                      461,000

   Current portion of royalties payable                          125,000                           94,000
                                                            ------------                      ------------

           Total current liabilities                           1,277,000                          554,000
                                                            ------------                      ------------

Royalties payable less current portion                         1,063,000                        1,125,000
                                                            ------------                      ------------

          Total liabilities                                    2,340,000                        1,679,000
                                                            ------------                      ------------

Stockholders' equity:

    Preferred stock - $.01 par value, 10,000,000 shares
     authorized; 822,266 and 934,563 shares of Series A
     convertible preferred issued and outstanding at
     June 30, 1998 and December 31, 1997, respectively
     (liquidation value $2,056,000 and $2,336,000 at
     June 30, 1998 and December 31, 1997, respectively)            8,000                            9,000

    Common Stock - $.01 par value, 30,000,000 shares
     authorized: 10,125,989 and 8,793,998 shares issued
     and outstanding at June 30, 1998 and
     December 31, 1997, respectively                             101,000                           88,000

Additional paid-in capital                                    23,573,000                       16,130,000

Accumulated Deficit                                          (16,063,000)                     (15,104,000)
                                                            ------------                      ------------

          Total Stockholders' Equity                           7,619,000                        1,123,000
                                                            ------------                      ------------

          T O T A L                                         $  9,959,000                      $  2,802,000
                                                            ------------                      ------------
                                                            ------------                      ------------

                          CYTOCLONAL PHARMACEUTICS INC.

                             STATEMENT OF OPERATIONS
                                   (UNAUDITED)


                                                                   THREE MONTHS ENDED                      SIX MONTHS ENDED
                                                                        JUNE 30,                                JUNE 30,
                                                            -------------------------------          ------------------------------
                                                                1998                1997                1998                1997
                                                            -----------          ----------          ----------         -----------
Revenue:
  Licensing & research collaborative
     agreement                                               $  789,000                --            $  789,000                --
                                                            -----------                              ----------
Operating Expenses:
  Research and development                                   $  462,000          $  366,000          $  822,000         $   688,000
  General and administrative                                    564,000             440,000           1,011,000             887,000
                                                            -----------          ----------          ----------         -----------
                                                              1,026,000             806,000           1,833,000           1,575,000
                                                            -----------          ----------          ----------         -----------

Operating (loss)                                               (237,000)           (806,000)         (1,044,000)         (1,575,000)
                                                            -----------          ----------          ----------         -----------

Other (Income) expenses:
  Interest (income)                                             (68,000)            (28,000)            (87,000)            (60,000)

  Interest expense                                                 --                 1,000               2,000               2,000
                                                                                 ----------          ----------         -----------
                                                                (68,000)            (27,000)            (85,000)            (58,000)
                                                            -----------          ----------          ----------         -----------

NET (LOSS)                                                  $  (169,000)         $ (779,000)        $  (959,000)        $(1,517,000)

Basic and diluted
    loss per common share                                   $     (0.02)         $    (0.10)        $     (0.11)        $     (0.21)

Weighted average number of
  shares outstanding - basic and diluted                      9,727,000           8,206,000           9,286,000           8,073,000

                           CYTOCLONAL PHARMACEUTICS INC.


                             STATEMENTS OF CASH FLOWS
                                    (UNAUDITED)

                                                                      SIX MONTHS ENDED
                                                                           JUNE 30,
                                                             -------------------------------------
                                                               1998                       1997
                                                             ----------                -----------
Cash flows from operating activities:
   Net (loss)                                                $ (959,000)               $(1,517,000)
   Adjustments to reconcile net (loss) to net
      cash (used in) operating activities:
      Depreciation and amortization                              62,000                     57,000
      Value assigned to warrants and options                       -                        12,000
      Equity in loss of joint venture                              -                        12,000
      Changes in:
        Other assets                                             (9,000)                    (6,000)
        Deferred revenue                                        461,000                       -
        Accounts payable and accrued expenses                   259,000                    (18,000)
                                                             ----------                -----------
          Net cash (used in) operating activities              (186,000)                (1,460,000)
                                                             ----------                -----------

Cash flows from investing activities:
   Purchase of equipment                                        (56,000)                   (41,000)
                                                             ----------                -----------
          Net cash (used in) investing activities               (56,000)                   (41,000)
                                                             ----------                -----------
                                                             ----------                -----------

Cash flows from financing activities:
   Net proceeds from private placement                        4,838,000                       -
   Proceeds from exercise of options and warrants             2,617,000                    500,000
   Payment of royalties                                         (31,000)                      -
                                                             ----------                -----------
            Net cash provided by financing activities         7,424,000                    500,000
                                                             ----------                -----------

NET INCREASE (DECREASE) IN CASH                               7,182,000                 (1,001,000)
Cash at beginning of period                                   1,849,000                  2,858,000
                                                             ----------                -----------

CASH AT END OF PERIOD                                        $9,031,000                $ 1,857,000
                                                             ----------                -----------
                                                             ----------                -----------

                         CYTOCLONAL PHARMACEUTICS INC.
                         NOTES TO FINANCIAL STATEMENTS
                                 June 30, 1998
                                  (unaudited)

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

     Through March 31, 1998, the Company was in the development stage and its efforts had been principally devoted to research and development, capital formation and organizational development.

(2)  RESEARCH AND COLLABORATIVE AGREEMENT
     In June 1998, the company entered into a license and research agreement with Bristol-Myers Squibb ("BMS") on two technologies related to production of paclitaxel, the active ingredient in BMS's largest selling cancer product, Taxol-Registered Trademark-. The agreement includes fees, milestone payments, research and development support and minimum and sales based royalties.

(3)  LOSS PER COMMON SHARE
     In 1997, the Financial Accounting Standards Board issued Statement No. 128 "Earnings Per Share". Statement No. 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of option, warrants and convertible securities. Dilutive earnings per share is very similar to the previously reported fully diluted earnings per share. In accordance with Statement No. 128, which was adopted by the Company in 1997, basic and diluted net loss per common share is based on the net loss increased by dividends on preferred stock divided by the weighted average number of common shares outstanding during the year. No effect has been given to outstanding options, warrants or convertible preferred stock in the diluted computation as their effect would be antidilutive.

(4)  PRIVATE PLACEMENT
     In April and May 1998, the Company completed a private placement for an aggregate of 671,035 shares of Common Stock and 335,540 Class E Warrants and received net proceeds of $4,838,000.

(5)  REVENUE RECOGNITION
     Revenue from licensing and research agreements is recognized as the expenses for research and development activities performed under the terms of the agreements are incurred. Revenues from nonrefundable licenses and up front fees is recognized upon signing the agreement. Revenue resulting from the achievement of milestones is recognized when the milestone is achieved. Amounts received in advance of services to be performed are recorded as deferred revenue.



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

     Cytoclonal Pharmaceutics Inc., a Delaware corporation (the "Company"), was duly organized and commenced operations in September 1991. To date, the Company's efforts have been principally devoted to research and development activities and organizational efforts, including the development of products for the treatment of cancer and infectious diseases, recruiting its scientific and management personnel and advisors and raising capital.

     The Company's plan of operation for the next 12 months will consist of research and development and related activities aimed at:

- continued collaboration with Bristol-Myers Squibb on the development of Paclitaxel production from Microbial Fermentation and Paclitaxel-specific genes.

- further development of the Paclitaxel treatment of polycystic kidney disease, a potential new Paclitaxel indication and establishing a strategic partnership.

- evaluation of potential new proprietary microbial anticancer drugs with Bristol-Myers Squibb.

- further development of a diagnostic test using the patented LCG gene and related MAb to test in vitro serum, tissue or respiratory aspirant material for the presence of cells which may indicate a predisposition to, or early sign of, lung or other cancers.

- further analysis of TNF-PEG technology as an anti-cancer agent in animal studies.

- testing proprietary vectors which have been constructed for the expression of specific proteins that may be utilizable for vaccines for different diseases using Mycobacteria.

- further development and potential marketing of the anti-sense technology currently being conducted at the University of Texas at Dallas.

- developing a humanized antibody or peptide specific for the protein associated with the LCG gene and, if successful, submission of an IND for clinical trials.

- making modest improvements to the Company's laboratory and corporate facilities.

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

     For the period from April 1, 1998 to June 30, 1998, the Company incurred a net loss of $169,000 compared to a net loss of $779,000 for the same period in 1997. For the period from January 1, 1998 to June 30, 1998, the Company incurred a net loss of $959,000 compared to a net loss of $1,517,000 for the same period in 1997. The decrease from the previous year was attributable to revenue received from licensing and research and development agreements and
an increase in interest income   The Company expects to incur additional
losses in the foreseeable future.

     The Company incurred general and administrative expenses of $887,000 and $1,011,000 for the six months ended June 1997 and June 1998, respectively. The increase from the previous year was attributable to increased legal and professional fees, including increased patent expenses, as well as, increased insurance costs, partially offset by a decrease in consulting fees.

     The Company incurred research and development expenses of $688,000 and $822,000 for the six months ended June 1997 and June 1998, respectively. The increase was attributable to increased funding for the program at Washington State University, an increase in laboratory rental costs, and an increase in royalty payable to Research & Development Institute, Inc. partially offset by a decrease in laboratory supply costs.

     The Company believes that the net proceeds from its initial public offering of November 1995, the exercise of the placement agent purchase options in February 1997, the net procceds of approximately $4,838,000 from the private placement in April and May 1998, the approximately $2,617,000 in proceeds from the exercise of warrants and options will be sufficient to finance the Company's plan of operation through the end of 1999. There can be no assurance that the Company will generate sufficient revenues to fund its operations after such period or that any required financings will be available, through bank borrowings, debt or equity offerings, or otherwise, on acceptable terms or at all.



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



                                        CYTOCLONAL PHARMACEUTICS INC.



Date: August 14, 1998                   /S/ DANIEL M. SHUSTERMAN
                                        --------------------------------------
                                        Daniel M. Shusterman
                                        Vice President of Operations,
                                        Treasurer and Chief Financial
                                        Officer