Form 10-Q
period 1998-09-30
CYTOCLONAL PHARMACEUTICS INC /DE
filed 1998-11-13
CIK 944809

                   U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                  FORM 10-Q

(MARK ONE)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      September 30, 1998

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT For the transition period from ______________ to ______________

Commission File Number      0-26918
                        --------------

                        CYTOCLONAL PHARMACEUTICS INC.
        ---------------------------------------------------------------
       (Exact Name of Small Business Issuer as Specified in Its Charter)


           DELAWARE                                  75-2402409
(State or Other jurisdication                     (I.R.S. Employer
       of incorporation                         Identification Number)
       or Organization)

          9000 Harry Hines Boulevard, Suite 330, Dallas, Texas 75235
        ---------------------------------------------------------------
                   (Address of Principal Executive Offices)

                                (214)-353-2922
        ---------------------------------------------------------------
               (Issuer's Telephone Number, Including Area Code)


        ---------------------------------------------------------------
            (Former Name, Former Address and Former Fiscal Year,
                        if changed since last report)

     Check whether the issuer:  (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES   X      NO
    -----       -----


                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 10,208,441 SHARES OF COMMON STOCK, $.01 PAR VALUE, OUTSTANDING AS OF NOVEMBER 9, 1998.

                        CYTOCLONAL PHARMACEUTICS INC.


                              TABLE OF CONTENTS

                                                                           Page(s)
                                                                           -------
PART I.  FINANCIAL INFORMATION
           Item 1. -- Financial Statements:

                      Balance Sheets as of September 30, 1998 (unaudited)
                       and December 31, 1997                                     3

                      Statements of Operations for the Three Months
                       Ended September 30, 1998 and 1997 (unaudited)
                       and for the Nine Months Ended September 30, 1998
                       and 1997 (unaudited)                                      4

                      Statements of Cash Flows for the Nine Months
                       Ended September 30, 1998 and 1997 (unaudited)             5

                      Notes to Financial Statements                              6

           Item 2. -- Management's Discussion and Analysis of Financial
                       Condition and Results of Operations                    8-10


PART II.   OTHER INFORMATION

           Item 2. -- Changes in Securities and use of Proceeds                 10

           Item 6. -- Exhibits and Reports on Form 8-K                          10

Signatures                                                                      11

Exhibit 11 Computation of per share earnings                                    12

Exhibit 27 Financial Data Schedule                                              12

                         PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                           CYTOCLONAL PHARMACEUTICS INC.

                                  BALANCE SHEETS

                                                           SEPTEMBER 30,  DECEMBER 31,
                                                               1998           1997
                                                           (UNAUDITED)
                                                          -------------   ------------
                    ASSETS
Current assets:

   Cash (principally money market)                        $  7,801,000    $ 1,849,000

   Prepaid expenses and other current assets                   108,000         35,000
                                                          -------------   ------------
          Total current assets                               7,909,000      1,884,000

Equipment, net                                                 133,000        127,000

Patent rights, less accumulated amortization of
    $521,000 and $463,000                                      729,000        787,000

Other assets                                                     4,000          4,000
                                                          -------------   ------------
          TOTAL                                           $  8,775,000    $ 2,802,000
                                                          -------------   ------------
                                                          -------------   ------------

         LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:

   Accounts payable and accrued expenses                       473,000        460,000
   Deferred revenue from research and development
     collaborative contract                                    267,000

   Current portion of royalties payable                        141,000         94,000
                                                          -------------   ------------
           Total current liabilities                           881,000        554,000
                                                          -------------   ------------
Royalties payable less current portion                       1,031,000      1,125,000
                                                          -------------   ------------
          Total liabilities                                  1,912,000      1,679,000
                                                          -------------   ------------
Stockholders' equity:

    Preferred stock - $.01 par value, 10,000,000 shares
     authorized; 764,003 and 934,563 shares of Series A
     convertible preferred issued and outstanding at
     September 30, 1998 and December 31, 1997, respectively
     (liquidation value $1,910,000 and $2,336,000 at
     September 30, 1998 and December 31, 1997,
     respectively)                                               8,000          9,000

    Common Stock - $.01 par value, 30,000,000 shares
     authorized: 10,191,252 and 8,793,998 shares issued
     and outstanding at September 30, 1998 and
     December 31, 1997, respectively                           102,000         88,000

Additional paid-in capital                                  23,792,000     16,130,000

Accumulated Deficit                                        (17,039,000)   (15,104,000)
                                                          -------------   ------------
          Total Stockholders' Equity                         6,863,000      1,123,000
                                                          -------------   ------------
          TOTAL                                           $  8,775,000    $ 2,802,000
                                                          -------------   ------------
                                                          -------------   ------------

                           CYTOCLONAL PHARMACEUTICS INC.

                              STATEMENTS OF OPERATIONS
                                    (UNAUDITED)

                                                                THREE MONTHS ENDED           NINE MONTHS ENDED
                                                                   SEPTEMBER 30,               SEPTEMBER 30,
                                                           --------------------------    --------------------------
                                                               1998           1997           1998           1997
                                                           -----------     ----------    -----------    -----------
Revenue:
  Licensing & research collaborative
     agreement                                             $   194,000              -    $   983,000              -
                                                           -----------                   -----------
Operating Expenses:
  Research and development                                    $351,000     $  362,000    $ 1,173,000    $ 1,050,000
  General and administrative                                   919,000        603,000      1,930,000      1,490,000
                                                           -----------     ----------    -----------    -----------
                                                             1,270,000        965,000      3,103,000      2,540,000
                                                           -----------     ----------    -----------    -----------
Operating (loss)                                            (1,076,000)      (965,000)    (2,120,000)    (2,540,000)
                                                           -----------     ----------    -----------    -----------
Other (Income) expenses:
  Interest (income)                                           (100,000)       (20,000)      (187,000)       (80,000)

  Interest expense                                                   -              -          2,000          2,000
                                                                                         -----------    -----------
                                                              (100,000)       (20,000)      (185,000)       (78,000)
                                                           -----------     ----------    -----------    -----------
NET (LOSS)                                                 $  (976,000)    $ (945,000)   $(1,935,000)   $(2,462,000)

Basic and diluted
    loss per common share                                       $(0.10)        $(0.12)        $(0.22)        $(0.33)

Weighted average number of
  shares outstanding - basic and
  diluted                                                   10,172,000      8,261,000      9,585,000      8,136,000

                        CYTOCLONAL PHARMACEUTICS INC.


                           STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)

                                                                NINE MONTHS ENDED
                                                                  SEPTEMBER 30,
                                                           ---------------------------
                                                               1998           1997
                                                           ------------   ------------
Cash flows from operating activities:
   Net (loss)                                              $(1,935,000)   $(2,462,000)
   Adjustments to reconcile net (loss) to net
      cash (used in) operating activities:
      Depreciation and amortization                             93,000         86,000
      Value assigned to warrants and options                   197,000        133,000
      Equity in loss of joint venture                                -         16,000
      Changes in:
        Other assets                                           (73,000)        19,000
        Deferred revenue                                       267,000              -
        Accounts payable and accrued expenses                   41,000         (2,000)
                                                           ------------   ------------
          Net cash (used in) operating activities           (1,410,000)    (2,210,000)
                                                           ------------   ------------
Cash flows from investing activities:
   Purchase of equipment                                       (69,000)       (41,000)
                                                           ------------   ------------
          Net cash (used in) investing activities              (69,000)       (41,000)
                                                           ------------   ------------
                                                           ------------   ------------

Cash flows from financing activities:
   Net proceeds from private placement                       4,838,000              -
   Proceeds from exercise of options and warrants            2,640,000        576,000
   Payment of royalties                                        (47,000)       (24,000)
                                                           ------------   ------------
          Net cash provided by financing activities          7,431,000        552,000
                                                           ------------   ------------
NET INCREASE (DECREASE) IN CASH                              5,952,000     (1,699,000)
Cash at beginning of period                                  1,849,000      2,858,000
                                                           ------------   ------------
CASH AT END OF PERIOD                                      $ 7,801,000    $ 1,159,000
                                                           ------------   ------------
                                                           ------------   ------------

                         CYTOCLONAL PHARMACEUTICS INC.
                         NOTES TO FINANCIAL STATEMENTS
                               September 30, 1998
                                  (unaudited)

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

     - further testing of peptide from UCLA for inhibition of breast cancer via steroid receptors.

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

     For the period from July 1, 1998 to September 30, 1998, the Company incurred a net loss of $976,000 compared to a net loss of $945,000 for the same period in 1997. For the period from January 1, 1998 to September 30, 1998, the Company incurred a net loss of $1,935,000 compared to a net loss of $2,462,000 for the same period in 1997. The decrease for the nine month period from the previous year was attributable to revenue received from licensing and research and
development agreements and an increase in interest income   The Company
expects to incur additional losses in the foreseeable future.

     The Company incurred general and administrative expenses of $1,930,000 and $1,490,000 for the nine months ended September 1998 and September 1997, respectively. The increase from the previous year was attributable to increased legal and professional fees, including increased patent expenses, as well as, increased insurance costs, increased public relations and financial relations expenses and increased contract labor expenses, partially offset by a decrease in consulting fees and rent expenses.

     The Company incurred research and development expenses of $1,173,000 and $1,050,000 for the nine months ended September 1998 and September 1997, respectively. The increase was attributable to increased funding for the research programs at Washington State
University and Research & Development Institute, Inc. (RDI), an increase in laboratory rental costs, and an increase in royalty payable to RDI, partially offset by a decrease in laboratory supply costs.

     The Company believes that the net proceeds from its initial public offering of November 1995, the exercise of the placement agent purchase options in February 1997, the net proceeds of approximately $4,838,000 from the private placement in April and May 1998, and proceeds of approximately $2,640,000 from the exercise of warrants and options through September 1998 will be sufficient to finance the Company's plan of operation through the end of 1999. There can be no assurance that the Company will generate sufficient revenues to fund its operations after such period or that any required financings will be available, through bank borrowings, debt or equity offerings, or otherwise, on acceptable terms or at all.


                          PART II.  OTHER INFORMATION


Item 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

          On August 7, 1998 the Company issued an option to acquire up to 75,000 shares of its Common Stock to Synergy Group International, Inc. in connection with the execution of a financial advisory agreement with the Company. The options are exercisable at prices ranging from $7.00 per share to $9.00 per share. Such issuance was made in reliance upon an exemption from registration provisions of the Securities Act of 1933 set forth in Section 4(2) thereof.


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


                                        CYTOCLONAL PHARMACEUTICS INC.



Date: November 13, 1998                 /s/ Daniel M. Shusterman
                                        -------------------------------
                                        Daniel M. Shusterman
                                        Vice President of Operations,
                                        Treasurer and Chief Financial
                                        Officer