Form 10-Q
period 1999-03-31
CYTOCLONAL PHARMACEUTICS INC /DE
filed 1999-05-17
CIK 944809

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(MARK ONE)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED      MARCH 31, 1999
                               -------------------

[  ]     TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

FOR THE TRANSITION PERIOD FROM ______________ TO _________________

COMMISSION FILE NUMBER      0-26918
                       --------------------------------------------------------


                          CYTOCLONAL PHARMACEUTICS INC.
--------------------------------------------------------------------------------
        (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)


                   DELAWARE                                                         75-2402409
----------------------------------------------                         ---------------------------------------
(STATE OR OTHER JURISDICTION OF INCORPORATION                          (I.R.S. EMPLOYER IDENTIFICATION NUMBER)
               OR ORGANIZATION)

           9000 HARRY HINES BOULEVARD, SUITE 330, DALLAS, TEXAS 75235
--------------------------------------------------------------------------------
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                 (214)-353-2922
--------------------------------------------------------------------------------
                (ISSUER'S TELEPHONE NUMBER, INCLUDING AREA CODE)

--------------------------------------------------------------------------------
              (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR,
                         IF CHANGED SINCE LAST REPORT)

         CHECK WHETHER THE ISSUER: (1) FILED ALL REPORTS REQUIRED TO BE FILED BY
SECTION 13 OR 15(D) OF THE EXCHANGE ACT DURING THE PAST 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

YES        X          NO
    ----------------      ---------------

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         STATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON EQUITY, AS OF THE LATEST PRACTICABLE DATE: 10,300,380 SHARES OF COMMON STOCK, $.01 PAR VALUE, OUTSTANDING AS OF MAY 13, 1999.

                          CYTOCLONAL PHARMACEUTICS INC.


                                TABLE OF CONTENTS


                                                                                                            Page(s)
                                                                                                            -------
PART I.  FINANCIAL INFORMATION

            Item 1. --        Financial Statements:

                              Balance Sheets as of March 31, 1999 (unaudited)
                                and December 31, 1998                                                          3

                              Statements of Operations for the Three Months
                                Ended March 31, 1999 and 1998 (unaudited)                                      3

                              Statements of Cash Flows for the Three Months
                                Ended March 31, 1999 and 1998 (unaudited)                                      5

                              Notes to Financial Statements                                                    6

            Item 2. --        Management's Discussion and Analysis of Financial
                                Condition and Results of Operations                                            7


PART II.  OTHER INFORMATION

            Item 2. - Changes in Securities and use of Proceeds                                                8

            Item 6. -- Exhibits and Reports on Form 8-K                                                        8

Signatures                                                                                                     9

Exhibit 11  Computation of per share earnings

Exhibit 27  Financial Data Schedule

                         PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                          CYTOCLONAL PHARMACEUTICS INC.


                                 BALANCE SHEETS

                                                                                          MARCH 31          DECEMBER 31,
                                                                                            1999               1998
                                       ASSETS                                           (UNAUDITED)
                                                                                        ------------        ------------

 Current assets:

    Cash (principally money market)                                                     $  6,241,000        $  6,826,000

    Prepaid expenses and other current assets                                                175,000              85,000
                                                                                        ------------        ------------

           Total current assets                                                            6,416,000           6,911,000

 Equipment, net                                                                              157,000             121,000

 Patent rights, less accumulated amortization of
     $691,000 and $540,000                                                                   875,000             710,000

 Other assets                                                                                  4,000               4,000
                                                                                        ------------        ------------

           T O T A L                                                                    $  7,452,000        $  7,746,000
                                                                                        ============        ============

                         LIABILITIES AND STOCKHOLDERS' EQUITY

 Current Liabilities:

    Accounts payable and accrued expenses                                               $    518,000        $    461,000
    Deferred revenue from research and development
      collaborative contract                                                                 333,000              67,000

    Current portion of royalties payable                                                     125,000             156,000
                                                                                        ------------        ------------

            Total current liabilities                                                        976,000             684,000
                                                                                        ------------        ------------

 Royalties payable less current portion                                                    1,000,000           1,000,000
                                                                                        ------------        ------------

           Total liabilities                                                               1,976,000           1,684,000
                                                                                        ------------        ------------

 Stockholders' equity:

     Preferred stock - $.01 par value, 10,000,000 shares authorized; 791,731 and
      746,864 shares of Series A convertible preferred issued and outstanding at
      March 31, 1999 and December 31, 1998, respectively (liquidation value
      $1,979,000 and $1,872,000 at
      March 31, 1999 and December 31, 1998, respectively)                                      8,000               7,000

     Common Stock - $.01 par value, 30,000,000 shares authorized: 10,291,322 and
      10,209,844 shares issued and outstanding at March 31, 1999 and December 31,
      1998, respectively                                                                     103,000             102,000

 Additional paid-in capital                                                               24,282,000          23,785,000

 Accumulated Deficit                                                                     (18,917,000)        (17,832,000)
                                                                                        ------------        ------------

           Total Stockholders' Equity                                                      5,476,000           6,062,000
                                                                                        ------------        ------------

           T O T A L                                                                    $  7,452,000        $  7,746,000
                                                                                        ============        ============

                          CYTOCLONAL PHARMACEUTICS INC.

                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                       THREE MONTHS ENDED
                                                           MARCH 31,
                                                --------------------------------
                                                     1999               1998
                                                ------------        ------------

 Revenue:
   Licensing & research collaborative
      agreement                                 $    233,000                --
                                                ------------        ------------
 Operating Expenses:
   Research and development                     $    872,000        $    360,000
   General and administrative                        513,000             447,000
                                                ------------        ------------
                                                   1,385,000             807,000
                                                ------------        ------------

 Operating (loss)                                 (1,152,000)           (807,000)
                                                ------------        ------------

 Other (Income) expenses:
   Interest (income)                                 (69,000)            (19,000)
   Interest expense                                    2,000               2,000
                                                ------------        ------------
                                                     (67,000)            (17,000)

 NET (LOSS)                                     $ (1,085,000)       $   (790,000)

 Basic and diluted
     loss per common share                      $      (0.11)       $      (0.10)

 Weighted average number of
   shares outstanding - basic and
   diluted                                        10,268,000           8,840,000

                          CYTOCLONAL PHARMACEUTICS INC.


                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                                     THREE MONTHS ENDED
                                                                          MARCH 31,
                                                              -----------------------------------
                                                                    1999              1998
                                                              ---------------    ----------------

 Cash flows from operating activities:
    Net (loss)                                                 $ (1,085,000)       $   (790,000)
    Adjustments to reconcile net (loss) to net
       cash (used in) operating activities:
       Depreciation and amortization                                 30,000              31,000
       Value assigned to common shares and options                  291,000
       Changes in:
         Other assets                                               (90,000)             (4,000)
         Deferred revenue                                           266,000                --
         Accounts payable and accrued expenses                       57,000             125,000
                                                               ------------        ------------
           Net cash (used in) operating activities                 (531,000)           (638,000)
                                                               ------------        ------------

 Cash flows from investing activities:
    Purchase of equipment                                           (47,000)            (56,000)
                                                               ------------        ------------

 Cash flows from financing activities:
    Proceeds from exercise of options and warrants                   24,000              18,000
    Payment of royalties                                            (31,000)            (31,000)
                                                               ------------        ------------
             Net cash (used in)financing activities                  (7,000)            (13,000)
                                                               ------------        ------------

 NET INCREASE (DECREASE) IN CASH                                   (585,000)           (707,000)
 Cash at beginning of period                                      6,826,000           1,849,000
                                                               ------------        ------------

 CASH AT END OF PERIOD                                         $  6,241,000        $  1,142,000
                                                               ============        ============

                          CYTOCLONAL PHARMACEUTICS INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 1999
                                   (unaudited)

(1)      FINANCIAL STATEMENT PRESENTATION

         The unaudited financial statements of Cytoclonal Pharmaceutics Inc., a Delaware corporation (the "Company"), included herein have been prepared in accordance with the rules and regulations promulgated by the Securities and Exchange Commission and, in the opinion of management, reflect all adjustments (consisting only of normal recurring accruals) necessary to present fairly the results of operations for the interim periods presented. Certain information and footnote disclosures normally included in financial statements, prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations. However, management believes that the disclosures are adequate to make the information presented not misleading. These financial statements and the notes thereto should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998. The results for the interim periods are not necessarily indicative of the results for the full fiscal year.

         Through June 1998, the Company was in the development stage and its efforts had been principally devoted to research and development, capital formation and organizational development.

(2)      RESEARCH AND COLLABORATIVE AGREEMENT

         In June 1998, the Company entered into a license and research agreement with Bristol-Myers Squibb ("BMS") on two technologies related to production of paclitaxel, the active ingredient in BMS's largest selling cancer product, Taxol(R). The agreement includes fees, milestone payments, research and development support and minimum and sales based royalties.

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

 (4)     REVENUE RECOGNITION

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

         For the period from January 1, 1999 to March 31, 1999, the Company incurred a net loss of $1,085,000 compared to a net loss of $790,000 for the same period in 1998. The increase for the three month period from the previous year was attributable to increased operating expenses, partially offset by an increase in revenue received from licensing and research and development agreements and an increase in interest income. The Company expects to incur additional losses in the foreseeable future.

         The Company incurred general and administrative expenses of $513,000 and $447,000 for the three months ended March 1999 and March 1998, respectively. The increase from the previous year was attributable to increased expenses for contract labor and travel and lodging expenses, partially offset by a decrease in legal and professional expenses.

         The Company incurred research and development expenses of $872,000 and $360,000 for the three months ended March 1999 and March 1998, respectively. The increase was attributable to a large extent to a non-recurring expense for the acquisition of the drug design technology, Quantum Core Technology(TM) developed by Dr. Dorit Arad, and for research activities in Israel. Additionally, the increase was attributable to funding for the research programs at Washington State University and Research & Development Institute, Inc. (RDI), an increase in laboratory supplies and an increase in research salaries and payroll taxes. Included in research and development expenses for the three months ended March 1999 was a non-cash charge of $291,000 relating to the valuations of common stock and options issued in connection with services rendered in identifying and securing the drug design technology.

         The Company believes that it has sufficient capital to finance the Company's plan of operation in excess of 12 months. However, there can be no assurances that the Company will generate sufficient revenues, if any, to fund its operations after such period or that any required financings will be available, through bank borrowings, debt or equity offerings, or otherwise, on acceptable terms or at all.

                           PART II. OTHER INFORMATION


Item 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

         In January 1999, the Company granted 25,000 shares of Common Stock and options to purchase 75,000 shares of Common Stock pursuant to a three-year employment agreement between the Company and its Vice President of Drug Design in consideration for such individual's assignment of technology to the Company. The shares of Common Stock were granted pursuant to the exemption afforded by
Section 4(2) promulgated under the Securities Act based on the fact that the issuance was to a single individual not involving a public offering.

         In January 1999, the Company granted 10,000 shares of Common Stock and options to purchase 30,000 shares of Common Stock in connection with services rendered in identifying and securing the aforementioned drug design technology. The shares of Common Stock were granted pursuant to the exemption afforded by
Section 4(2) promulgated under the Securities Act based on the fact that the issuance was to a single individual not involving a public offering.

         In January 1999, the Company issued 74,648 shares of Series A Preferred Stock as full payment of the dividend due on the Series A Preferred Stock for the year ended December 31, 1998 to the holders of such preferred stock. Such issuance was pursuant to Section 3(a)(9) promulgated under the Securities Act based on the fact that it involved an exchange by the issuer exclusively with its existing security-holders and no commission or other remuneration was paid or given directly or soliciting such exchange.

         In February 1999, the Company granted 7,000 shares and 3,500 shares of Common Stock to two individuals, respectively, in connection with services rendered to the Company in identifying aforementioned drug design technology. The shares of Common Stock were granted pursuant to the exemption afforded by
Section 4(2) promulgated under the Securities Act based on the fact that the issuance was to a single individual not involving a public offering.




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



                                            CYTOCLONAL PHARMACEUTICS INC.



Date: May 17, 1999                          /s/ Daniel M. Shusterman
                                            -----------------------------------
                                            Daniel M. Shusterman
                                            Vice President of Operations,
                                            Treasurer and Chief Financial
                                            Officer

                               INDEX TO EXHIBITS


EXHIBIT
NUMBER                                  DESCRIPTION
-------                                 -----------

  11                          Computation of net (loss) per share

  27                          Financial Data Schedule