Form 10-Q
period 1999-06-30
CYTOCLONAL PHARMACEUTICS INC /DE
filed 1999-08-16
CIK 944809

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(MARK ONE)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED      JUNE 30, 1999
                              --------------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT FOR THE TRANSITION PERIOD FROM ________________ TO ________________

COMMISSION FILE NUMBER      0-26918
                      ---------------------------------------------------------


                          CYTOCLONAL PHARMACEUTICS INC.
              (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                 DELAWARE                                                        75-2402409
(STATE OR OTHER JURISDICTION OF INCORPORATION                      (I.R.S. EMPLOYER IDENTIFICATION NUMBER)
             OR ORGANIZATION)

           9000 HARRY HINES BOULEVARD, SUITE 330, DALLAS, TEXAS 75235
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                 (214)-353-2922
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)


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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         STATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON EQUITY, AS OF THE LATEST PRACTICABLE DATE: 10,395,210 SHARES OF COMMON STOCK, $.01 PAR VALUE, OUTSTANDING AS OF AUGUST 11, 1999.

                          CYTOCLONAL PHARMACEUTICS INC.


                                TABLE OF CONTENTS

                                                                                                   Page(s)
PART I.  FINANCIAL INFORMATION

                  Item 1. --   Financial Statements:

                               Balance Sheets as of June 30, 1999 (unaudited)
                                  and December 31, 1998                                               3

                               Statements of Operations for the Three Months
                                  Ended June 30, 1999 and 1998 and the Six Months
                                  Ended June 30, 1999 and 1998 (unaudited)                            3

                               Statements of Cash Flows for the Three Months
                                  Ended June 30, 1999 and 1998 (unaudited)                            5

                               Notes to Financial Statements                                          6

                  Item 2. --   Management's Discussion and Analysis of Financial
                                  Condition and Results of Operations                                 7


PART II.  OTHER INFORMATION

                  Item 6. --   Exhibits and Reports on Form 8-K                                       8

Signatures                                                                                            8

Exhibit 11  Computation of per share earnings                                                         9

Exhibit 27  Financial Data Schedule                                                                  10

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                          CYTOCLONAL PHARMACEUTICS INC.


                                 BALANCE SHEETS

                                                                  June 30,         December 31,
                                                                    1999               1998
                                                                 (unaudited)
                                                                 ------------      ------------
                                             ASSETS

Current assets:

   Cash (principally money market)                               $  4,907,000      $  6,826,000

   Prepaid expenses and other current assets                          291,000            85,000
                                                                 ------------      ------------

          Total current assets                                      5,198,000         6,911,000

Equipment, net                                                        300,000           121,000

Patent rights, less accumulated amortization of
    $597,000 and $540,000                                             837,000           710,000

Other assets                                                            4,000             4,000
                                                                 ------------      ------------

          T O T A L                                              $  6,339,000      $  7,746,000
                                                                 ============      ============

                              LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:

   Accounts payable and accrued expenses                              441,000           461,000
   Deferred revenue from research and development
     collaborative contract                                            83,000            67,000

   Current portion of royalties payable                               156,000           156,000
                                                                 ------------      ------------

           Total current liabilities                                  680,000           684,000
                                                                 ------------      ------------

Royalties payable less current portion                                969,000         1,000,000
                                                                 ------------      ------------

          Total liabilities                                         1,649,000         1,684,000
                                                                 ------------      ------------

Stockholders' equity:

    Preferred stock - $.01 par value, 10,000,000 shares
     authorized; 714,641 and 746,864 shares of Series A
     convertible preferred issued and outstanding at
     June 30, 1999 and December 31, 1998, respectively
     (liquidation value $1,787,000 and $1,872,000 at
     June 30, 1999 and December 31, 1998, respectively)                 7,000             7,000

    Common Stock - $.01 par value, 30,000,000 shares
     authorized: 10,378,412 and 10,209,844 shares issued
     and outstanding at June 30, 1999 and December 31,
     1998, respectively                                               104,000           102,000

Additional paid-in capital                                         24,323,000        23,785,000

Accumulated Deficit                                               (19,744,000)      (17,832,000)
                                                                 ------------      ------------

          Total Stockholders' Equity                                4,690,000         6,062,000
                                                                 ------------      ------------

          T O T A L                                              $  6,339,000      $  7,746,000
                                                                 ============      ============

                          CYTOCLONAL PHARMACEUTICS INC.

                             STATEMENT OF OPERATIONS
                                   (unaudited)

                                                          Three Months Ended                 Six Months Ended
                                                              June 30,                           June 30,
                                                  ------------------------------      ------------------------------
                                                      1999              1998              1999              1998
                                                  ------------      ------------      ------------      ------------
Revenue:
  Licensing & research collaborative
     agreement                                    $    250,000      $    789,000      $    483,000      $    789,000
                                                  ------------      ------------      ------------      ------------
Operating Expenses:
  Research and development                        $    510,000      $    462,000      $  1,382,000      $    822,000
  General and administrative                           626,000           564,000         1,139,000         1,011,000
                                                  ------------      ------------      ------------      ------------
                                                     1,136,000         1,026,000         2,521,000         1,833,000
                                                  ------------      ------------      ------------      ------------

Operating (loss)                                      (886,000)         (237,000)       (2,038,000)       (1,044,000)
                                                  ------------      ------------      ------------      ------------

Other (Income) expenses:
  Interest (income)                                    (60,000)          (68,000)         (129,000)          (87,000)

  Interest expense                                       1,000                --             3,000             2,000
                                                       (59,000)          (68,000)         (126,000)          (85,000)
                                                  ------------      ------------      ------------      ------------

NET (LOSS)                                        $   (827,000)     $   (169,000)     $ (1,912,000)     $   (959,000)

Basic and diluted
    loss per common share                         $      (0.08)     $      (0.02)     $      (0.19)     $      (0.11)

Weighted average number of
  shares outstanding - basic and
  diluted                                           10,342,000         9,727,000        10,305,000         9,286,000

                          CYTOCLONAL PHARMACEUTICS INC.


                            STATEMENTS OF CASH FLOWS
                                   (unaudited)


                                                                          Six Months Ended
                                                                             June 30,
                                                                 ------------------------------
                                                                     1999              1998
                                                                 ------------      ------------
Cash flows from operating activities:
   Net (loss)                                                    $ (1,912,000)     $   (959,000)
   Adjustments to reconcile net (loss) to net
      cash (used in) operating activities:
      Depreciation and amortization                                    80,000            62,000
      Value assigned to common shares and options                     291,000
      Changes in:
        Other assets                                                 (206,000)           (9,000)
        Deferred revenue                                               16,000           461,000
        Accounts payable and accrued expenses                         (35,000)          259,000
                                                                 ------------      ------------
          Net cash (used in) operating activities                  (1,766,000)         (186,000)
                                                                 ------------      ------------

Cash flows from investing activities:
   Purchase of equipment                                             (187,000)          (56,000)
                                                                 ------------      ------------
          Net cash (used in) investing activities                    (187,000)          (56,000)
                                                                 ============      ============

Cash flows from financing activities:
   Net Proceeds from private placement                                     --         4,838,000
   Proceeds from exercise of options and warrants                      65,000         2,617,000
   Payment of royalties                                               (31,000)          (31,000)
                                                                 ------------      ------------
            Net cash provided by financing activities                  34,000         7,424,000
                                                                 ------------      ------------
NET INCREASE (DECREASE) IN CASH                                    (1,919,000)        7,182,000
Cash at beginning of period                                         6,826,000         1,849,000
                                                                 ------------      ------------
CASH AT END OF PERIOD                                            $  4,907,000      $  9,031,000
                                                                 ============      ============
Supplemental disclosures of cash flow information:
     Noncash investing activities:
          Equipment acquired included in accounts
             payable and accrued expenses:                       $     15,000

                          CYTOCLONAL PHARMACEUTICS INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 1999
                                   (unaudited)


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

 (4)     REVENUE RECOGNITION

         Revenue from licensing and research agreements is recognized as the expenses for research and development activities performed under the terms of the agreements are incurred. Revenues from nonrefundable licenses and up front fees are recognized upon signing the agreement. Revenue resulting from the achievement of milestones is recognized when the milestone is achieved. Amounts received in advance of services to be performed are recorded as deferred revenue.

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

         For the period from April 1, 1999 to June 30, 1999, the Company incurred a net loss of $827,000 compared to a net loss of $169,000 for the same period in 1998. For the period from January 1, 1999 to June 30, 1999, the Company incurred a net loss of $1,912,000 compared to a net loss of $959,000 for the same period in 1998. The increase for the six-month period from the previous year was attributable to an increase in operating expenses and a decrease in revenue, partially offset by an increase in interest income. The Company expects to incur additional losses in the foreseeable future.

         The Company incurred general and administrative expenses of $1,139,000 and $1,011,000 for the six months ended June 1999 and June 1998, respectively. The increase from the previous year was attributable to increased expenditures for travel and lodging, consulting fees, rent, administrative salaries and taxes, partially offset by a decrease in legal and professional expenses due to certain reimbursements of such costs from licensor.

         The Company incurred research and development expenses of $1,382,000 and $822,000 for the six months ended June 1999 and June 1998, respectively. The increase was attributable to a large extent to a non-recurring expense for the acquisition of the Quantum Core Technology(TM) for drug design and for research activities in Israel. Additionally, the increase was attributable to funding for the research program at Research & Development Institute, Inc. (RDI), an increase in laboratory rental expenses, an increase in contract labor costs, an increase in laboratory supplies, and an increase in research salaries and payroll taxes, partially offset by a decrease in the expense for the research program at Washington State University. Included in research and development expenses for the six months ended June 1999 was a non-cash charge of $291,000 relating to the valuations of common stock and options issued in connection with services rendered in identifying and securing the drug design technology.

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



                                         CYTOCLONAL PHARMACEUTICS INC.



Date: August 16, 1999                    /s/ Daniel M. Shusterman
                                         ------------------------------
                                         Daniel M. Shusterman
                                         Vice President of Operations,
                                         Treasurer and Chief Financial
                                         Officer

                               INDEX TO EXHIBITS

Exhibit
Number              Description
-------             -----------
  11           Computation of net (loss) per share

  27           Financial Data Schedule