Form 10-Q
period 1999-09-30
CYTOCLONAL PHARMACEUTICS INC /DE
filed 1999-11-15
CIK 944809

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      September 30, 1999
                                ---------------------------

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
for the transition period from                   to
                                ------------------  -----------------

COMMISSION FILE NUMBER      0-26918
                      ---------------------------------------------------------

                          CYTOCLONAL PHARMACEUTICS INC.
        ----------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)


                DELAWARE                                     75-2402409
----------------------------------------------          ----------------------
(State or Other Jurisdiction of Incorporation             (I.R.S. Employer
            or Organization)                            Identification Number)

           9000 Harry Hines Boulevard, Suite 627, Dallas, Texas 75235
--------------------------------------------------------------------------------
                    (Address of Principal Executive Offices)

                                 (214)-353-2922
--------------------------------------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)


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

YES   X       NO
   ------       ------

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 10,373,050 shares of common
                                                  -----------------------------
stock, $.01 par value, outstanding as of November 10, 1999.
--------------------------------------------------------------------------------

                          CYTOCLONAL PHARMACEUTICS INC.


                                TABLE OF CONTENTS


                                                                                                            Page(s)
                                                                                                            -------
PART I.  FINANCIAL INFORMATION

                  Item 1. --        Financial Statements:

                                    Balance Sheets as of September 30, 1999 (unaudited)
                                      and December 31, 1998                                                       3

                                    Statements of Operations for the Three Months
                                      Ended September 30, 1999 and 1998 and the
                                      Nine Months Ended September 30, 1999 and
                                      1998(unaudited)                                                             4

                                    Statements of Cash Flows for the Nine Months
                                      Ended September 30, 1999 and 1998 (unaudited)                               5

                                    Notes to Financial Statements                                                 6

                  Item 2. --        Management's Discussion and Analysis of Financial
                                      Condition and Results of Operations                                         7


PART II.  OTHER INFORMATION

                  Item 6. --        Exhibits and Reports on Form 8-K                                              8

Signatures                                                                                                        8

Exhibit 11  Computation of per share earnings                                                                     9

Exhibit 27  Financial Data Schedule                                                                              10

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                          CYTOCLONAL PHARMACEUTICS INC.


                                 BALANCE SHEETS

                                                                                        SEPTEMBER 30,   DECEMBER 31,
                                                                                            1999            1998
                                       ASSETS                                           (unaudited)
                                                                                        -------------   ------------
Current assets:

   Cash (principally money market)                                                      $  4,323,000    $  6,826,000

   Prepaid expenses and other current assets                                                 303,000          85,000
                                                                                        ------------    ------------

          Total current assets                                                             4,626,000       6,911,000

Equipment, net                                                                               312,000         121,000

Patent rights, less accumulated amortization of
    $625,000 and $540,000                                                                    809,000         710,000

Other assets                                                                                   4,000           4,000
                                                                                        ------------    ------------

          T O T A L                                                                     $  5,751,000    $  7,746,000
                                                                                        ============    ============

                        LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:

   Accounts payable and accrued expenses                                                     593,000         461,000
   Deferred revenue from research and development
     collaborative contract                                                                  317,000          67,000

   Current portion of royalties payable                                                      125,000         156,000
                                                                                        ------------    ------------

           Total current liabilities                                                       1,035,000         684,000
                                                                                        ------------    ------------

Royalties payable less current portion                                                       937,000       1,000,000
                                                                                        ------------    ------------

          Total liabilities                                                                1,972,000       1,684,000
                                                                                        ------------    ------------

Stockholders' equity:

    Preferred stock - $.01 par value, 10,000,000 shares authorized; 728,903 and
     746,864 shares of Series A convertible preferred issued and outstanding at
     September 30, 1999 and December 31, 1998, respectively (liquidation value
     $1,822,000 and $1,872,000 at September 30, 1999 and December 31, 1998,
     respectively)                                                                             7,000           7,000

    Common Stock - $.01 par value, 30,000,000 shares authorized: 10,373,050 and
     10,209,844 shares issued and outstanding at September 30, 1999 and December
     31, 1998, respectively                                                                  104,000         102,000

Additional paid-in capital                                                                24,525,000      23,785,000

Unearned compensatory cost                                                                  (101,000)

Accumulated Deficit                                                                      (20,756,000)    (17,832,000)
                                                                                        ------------    ------------

          Total Stockholders' Equity                                                       3,779,000       6,062,000
                                                                                        ------------    ------------

          T O T A L                                                                     $  5,751,000    $  7,746,000
                                                                                        ============    ============

                          CYTOCLONAL PHARMACEUTICS INC.

                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)




                                                  Three Months Ended            Nine Months Ended
                                                     September 30,                  September 30,
                                           ----------------------------    ----------------------------
                                                1999           1998            1999             1998
                                           ------------    ------------    ------------    ------------

Revenue:
  Licensing & research collaborative
     agreement                             $    267,000    $    194,000    $    750,000    $    983,000
                                           ------------    ------------    ------------    ------------
Operating Expenses:
  Research and development                 $    640,000    $    351,000    $  2,022,000    $  1,173,000
  General and administrative                    689,000         919,000       1,828,000       1,930,000
                                           ------------    ------------    ------------    ------------
                                              1,329,000       1,270,000       3,850,000       3,103,000
                                           ------------    ------------    ------------    ------------

Operating (loss)                             (1,062,000)     (1,076,000)     (3,100,000)     (2,120,000)
                                           ------------    ------------    ------------    ------------

Other (Income) expenses:
  Interest (income)                             (50,000)       (100,000)       (179,000)       (187,000)

  Interest expense                                   --              --           3,000           2,000
                                           ------------    ------------    ------------    ------------
                                                (50,000)       (100,000)       (176,000)       (185,000)
                                           ------------    ------------    ------------    ------------

NET (LOSS)                                 $ (1,012,000)   $   (976,000)   $ (2,924,000)   $ (1,935,000)

Basic and diluted
    loss per common share                  $      (0.10)   $      (0.10)   $      (0.30)   $      (0.22)

Weighted average number of
  shares outstanding - basic and
  diluted                                    10,361,000      10,172,000      10,318,000       9,585,000

                          CYTOCLONAL PHARMACEUTICS INC.


                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                               Nine Months Ended
                                                                  September 30,
                                                          ----------------------------
                                                              1999            1998
                                                          ------------    ------------
Cash flows from operating activities:
   Net (loss)                                             ($ 2,924,000)   ($ 1,935,000)
   Adjustments to reconcile net (loss) to net
      cash (used in) operating activities:
      Depreciation and amortization                            119,000          93,000
      Value assigned to warrants and options                   386,000         197,000
      Changes in:
        Other assets                                          (218,000)        (73,000)
        Deferred revenue                                       250,000         267,000
        Accounts payable and accrued expenses                  132,000          41,000
                                                          ------------    ------------
          Net cash (used in) operating activities           (2,255,000)     (1,410,000)
                                                          ------------    ------------

Cash flows from investing activities:
   Purchase of equipment                                      (225,000)        (69,000)
                                                          ------------    ------------
          Net cash (used in) investing activities             (225,000)        (69,000)
                                                          ------------    ------------

Cash flows from financing activities:
   Net proceeds from private placement                              --       4,838,000
   Proceeds from exercise of options and warrants               71,000       2,640,000
   Payment of royalties                                        (94,000)        (47,000)
                                                          ------------    ------------
            Net cash (used in) provided by
              financing activities                             (23,000)      7,431,000
                                                          ------------    ------------

NET INCREASE (DECREASE) IN CASH                             (2,503,000)      5,952,000
Cash at beginning of period                                  6,826,000       1,849,000
                                                          ------------    ------------

CASH AT END OF PERIOD                                     $  4,323,000    $  7,801,000
                                                          ============    ============

                          CYTOCLONAL PHARMACEUTICS INC.
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 1999
                                   (unaudited)

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

         For the period from July 1, 1999 to September 30, 1999, the Company incurred a net loss of $1,012,000 compared to a net loss of $976,000 for the same period in 1998. For the period from January 1, 1999 to September 30, 1999, the Company incurred a net loss of $2,924,000 compared to a net loss of $1,935,000 for the same period in 1998. The increase for the nine-month period from the previous year was attributable to an increase in operating expenses and a decrease in revenue and a decrease in interest income. The Company expects to incur additional losses in the foreseeable future.

         The Company incurred general and administrative expenses of $1,828,000 and $1,930,000 for the nine months ended September 1999 and September 1998, respectively. The increase from the previous year was attributable to increased expenditures for travel and lodging, consulting fees, rent, and taxes, partially offset by a decrease in legal and professional expenses and public and financial relations expenses.

         The Company incurred research and development expenses of $2,022,000 and $1,173,000 for the nine months ended September 1999 and September 1998, respectively. The increase was attributable to a large extent to a non-recurring expense for the acquisition of the Quantum Core Technology(TM) for drug design and for research activities in Israel. Additionally, the increase was attributable to funding for the research programs at Research & Development Institute, Inc. (RDI), Washington State University and the University of Texas at Dallas, as well as, an increase in laboratory rental expenses, an increase in contract labor costs, an increase in laboratory supplies, and an increase in research salaries and payroll taxes. Included in research and development expenses for the nine months ended September 1999 was a non-cash charge of $346,000 relating to the valuations of common stock and options issued in connection with services rendered in identifying and securing the drug design technology.

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



                                        CYTOCLONAL PHARMACEUTICS INC.



Date: November 15, 1999                 /s/ Daniel M. Shusterman
                                        ----------------------------
                                        Daniel M. Shusterman
                                        Vice President of Operations,
                                        Treasurer and Chief Financial
                                        Officer

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER              DESCRIPTION
-------             -----------
  11                Computation of net (loss) per share
  27                Financial Data Schedule