Form 10-K405
period 1999-12-31
CYTOCLONAL PHARMACEUTICS INC /DE
filed 2000-03-30
CIK 944809

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X]      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
         OF 1934

         For the fiscal year ended December 31, 1999

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ___________ to

         Commission File No. 0-26078


                          Cytoclonal Pharmaceutics Inc.
                          -----------------------------
                 (Name of small business issuer in its charter)


         Delaware                                                75-2402409
---------------------------                                  ------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

9000 Harry Hines Boulevard, Suite 621, Dallas, Texas                75235
----------------------------------------------------         -------------------
(Address of principal executive offices)                          (Zip Code)

Issuer's Telephone Number, including Area Code                 (214) 353-2922
                                                            --------------------

             Securities registration under Section 12(b) of the Act:

Title of each class                    Name of each exchange on which registered
-------------------                    -----------------------------------------
     N/A                                   N/A

              Securities registered under Section 12(g) of the Act:

                           Common Stock $.01 par value
                           ---------------------------
                                (Title of Class)


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked price of such stock, as of March 27, 2000: $111,804,620.

State the number of shares outstanding of each of the issuer's classes of common stock, as of March 27, 2000: 12,781,840 shares of Common Stock, $.01 par value.


                       DOCUMENTS INCORPORATED BY REFERENCE
                                       N/A

ITEM 1.  DESCRIPTION OF BUSINESS.

         GENERAL

         We are a biopharmaceutical company specializing in the development of therapeutic and diagnostic products for human diseases with an emphasis on the treatment and prevention of cancer and infectious diseases. To date, we have been involved solely in research and development activities relating to several products that are at various stages of development. Our research and development activities relate principally to our proprietary Paclitaxel (active ingredient in Taxol(R)) production system using fermentation and genetic engineering in agreements with Bristol-Myers Squibb, the treatment of Polycystic Kidney Disease using paclitaxel, Quantum Core Technology(TM), our proprietary rational drug design targeting the human genome and OASIS(TM), our optimized antisense library for regulating genes. Taxol(R) is the brand name for Paclitaxel and has been designated by the National Cancer Institute as one of the most important cancer drugs introduced in the past decade.

Our strategy is to focus on:

         o collaborating with Bristol-Myers Squibb Company, Inc. pursuant to our license and research and development agreements with them to develop Paclitaxel in commercial quantities and at lower costs;

         o our Paclitaxel production system using fermentation and genetic engineering since Paclitaxel has been approved by FDA as a treatment for breast cancer, ovarian cancer, Kaposi's Sarcoma and lung cancer;

         o the treatment of Polycystic Kidney Disease using Paclitaxel or Paclitaxel alternatives;

         o our Quantum Core Technology(TM)for drug design targeting proteins;

         o our OASIS(TM) genome library, a collection of optimized antisense reagents that bind to unique regions of genes for regulation of genes involved in disease;

         o our human gene discovery program for the diagnosis and treatment of lung cancer, the second most common form of cancer;

         o        production of Telomerase, the so-called "immortality enzyme;"

         o the use of an anti-estrogen peptide for breast cancer as a potential alternative to Tamoxifen; and

         o        our vaccine program.


         We were created in September 1991 to acquire rights to certain proprietary cancer and viral therapeutic technology developed at the Wadley Institutes in Dallas, Texas. Through our own research and development efforts and agreements with other research institutions and biotechnology companies, we have acquired and developed additional proprietary technology and rights. However, to date, we have not developed any commercial products, and we will require significant additional financing to complete development of, and obtain regulatory approvals for, our proposed products, which if ever received, can take several years.

         In June 1993, we received an exclusive, worldwide license to use patented fungal technology to synthesize Paclitaxel from the Research & Development Institute at Montana State University. In 1996, we received an exclusive worldwide license to use technology involving genes involved in Paclitaxel biosynthesis developed at Washington State University. In November 1999 a patent for a gene coding for Taxadiene Synthase, a key enzyme in Paclitaxel synthesis, issued and patent claims have been allowed for a second gene. Several other genes have been isolated. Paclitaxel has proven to be effective in treating refractory ovarian and breast cancers, lung cancer and Kaposi's sarcoma, and in preliminary clinical trials, has shown potential in treating other cancer indications. Presently, Paclitaxel is made from the inner bark and needles of the slow-growing Pacific yew tree. Our scientists, in cooperation with the inventors of the microbial Paclitaxel fermentation and the paclitaxel gene technology, are using these technologies to develop a system for manufacturing Paclitaxel in commercial quantities and at lower costs than currently available production methods. In 1994, a patent covering the original fungal strain that produces Paclitaxel issued. In March 1999, a broad patent issued for the production of Paclitaxel by utilizing the technology licensed to us pursuant to our agreement with the Research & Development Institute at Montana State University to isolate microorganisms from the slow growing Pacific yew tree.

         In February 1996, we obtained exclusive rights to a technology and pending patent developed at the University of California at Los Angeles for the Paclitaxel treatment of polycystic kidney disease. The patent issued in 1998.

         In June 1996, we entered into a Patent License with the Board of Regents of the University of Texas. Pursuant to this agreement we received an exclusive royalty-bearing license to manufacture, have manufactured, use, sell and sublicense products related to a U.S. Patent Application entitled "A Method for Ranking Sequences to Select Target Sequence Zones of Nucleus Acids." The trademarked OASIS(TM) technology has identified optimum regions within genes to bind antisense products. Antisense products are under development to control genes involved in human diseases such as cancer, diabetes, or AIDS. A patent application had been filed on this technology and a patent issued in 1999.
This discovery potentially has broad applications to many human and viral genes involved in human disease.

         In June 1998, we entered into a license agreement and a research and development agreement with Bristol-Myers Squibb. Pursuant to the license agreement, we granted Bristol-Myers Squibb exclusive sublicenses to our agreements with the Research & Development Institute at Montana State University and the Washington State University Research Foundation. Our research and development agreement with Bristol-Myers Squibb contemplates a program directed toward developing microbial fermentation and genetic engineering technologies for the production of Paclitaxel and other taxanes. A patent for the gene coding for Taxadiene Synthase, a key enzyme in Paclitaxel synthesis, issued in November 1999. Several new genes have been identified and patent protection is pending.

         In August 1998, we obtained exclusive world-wide rights to a technology and a pending patent developed at UCLA for a peptide antiestrogen breast cancer therapy for a term of the life of the patent, subject to termination in certain circumstances.

         In December 1998, we obtained an exclusive license to technology for the fungal production of Telomerase, the so-called "immortality enzyme," from the Research & Development Institute at Montana State University.

         In January 1999, we acquired proprietary technology for rational based drug design developed by Dorit Arad, Ph.D. and employed Dr. Arad as Vice President of Drug Design. In September 1999, we promoted Dr. Arad to Executive Vice President of Drug Design.

         We were originally incorporated in the state of Texas in September 1991 as Bio Pharmaceutics, Inc. In November 1991, we changed our name to Cytoclonal Pharmaceutics Inc. We were reincorporated in Delaware by merger into a wholly-owned Delaware subsidiary in January 1992.

RESEARCH AND DEVELOPMENT PROGRAMS

         MICROBIAL PACLITAXEL PRODUCTION SYSTEM PROGRAM

         Our scientists, in collaboration with the inventors of the microbial Paclitaxel technology and genetic engineering, have been developing a system for the production of Paclitaxel utilizing microbial fermentation and genetic engineering. Microbial fermentation and genetic engineering have been the basis for some of the most cost-effective systems for drug production. We have established agreements with Bristol-Myers Squibb to develop a cost effective commercial production system for Paclitaxel.

         Presently, Paclitaxel is made from the inner bark and needles of the slow-growing Pacific yew tree. Supplies of Paclitaxel are limited and expensive. The technology licensed to us by the Research & Development Institute at Montana State University utilizes Paclitaxel producing micro-organisms, such as the fungus Taxomyces andreanae. This fungus was initially isolated from a Pacific yew tree and has been adapted to grow independently from the yew tree utilizing fermentation processes. Detailed chemical analysis of the Paclitaxel produced by the fungus indicates chemical equivalency to Taxol(R) produced from the Pacific yew tree; Science, 260, 214-216 (1993). Additional micro-organisms have been isolated and are under development.

         The Paclitaxel producing fungus was discovered by Dr. Gary Strobel of Montana State University, Dr. Andrea Stierle and Dr. Donald Stierle of the Montana College of Mineral Science and Technology. Dr. Strobel and Dr. Stierle assigned their rights to the microbial Paclitaxel technology to the Research & Development Institute at Montana State University, a non-profit corporation which manages intellectual property for Montana State University and the Montana College of Mineral Science and Technology. The Research & Development Institute at Montana State University was issued a U.S. patent on the microbial Paclitaxel technology on June 21, 1994 covering the method of isolating the fungus which produces Paclitaxel, the use of the fungus to make Paclitaxel, and the method of producing Paclitaxel from the fungus. In June 1993, we entered into an agreement with the Research & Development Institute at Montana State University whereby they granted us worldwide exclusive rights to their technology. It has been reported that over ten companies, including several major pharmaceutical companies, were competing to license this technology. In March 1999, a broad patent issued for the production of Paclitaxel by microorganisms isolated from the slow growing Pacific yew tree utilizing this technology. We believe that the experience of Dr. Arthur P. Bollon, our Chairman, President and Chief Executive Officer, in the area of fungi, which originated from his Post-Doctoral Fellowship at Yale University, combined with our research and development activities in anticancer products, contributed to our obtaining the license.

         Our Paclitaxel fermentation production system may also produce certain compounds called "Taxanes" which can be precursors to Paclitaxel or related compounds like Taxotere. These compounds are under investigation by several entities, including Rhone-Poulenc Rorer Pharmaceuticals, Inc., which is using Taxotere as a therapeutic for use in the treatment of lung cancer.

         Development efforts are continuing with respect to our Paclitaxel fermentation production system with the goal of generating commercial quantities of Paclitaxel at reduced costs. Our scientists, in conjunction with the inventors of the microbial Paclitaxel technology, have increased the level of Paclitaxel production over 3,000 fold from the initial levels of production under the Paclitaxel fermentation production system. Media, growth conditions and strain improvements continue to be used to improve the Paclitaxel fermentation production system. Our participation in this development program is under the direction of Dr. Rajinder Sidhu, the director of our fungal Paclitaxel program, and Dr. Bollon.

         Furthermore, in July 1996, we and the Washington State University Research Foundation entered into an agreement whereby we were granted the exclusive rights to genes and the associated gene products, including the enzymes, in the biosynthetic pathway for Paclitaxel isolated from the Yew tree by Dr. Rodney Croteau. The first gene identified codes for the enzyme, Taxadiene Synthase, which is a critical step for Paclitaxel production. A patent for this gene issued in November 1999 and claims have been allowed on a second gene. Other genes for paclitaxel synthesis have since been isolated. Paclitaxel genes isolated by Dr.Croteau are expected to be utilized to further increase the efficiency of Paclitaxel synthesis by fermentation. Manipulation of genes by genetic engineering has greatly improved production of pharmaceutical products such as antibiotics and human interferon and insulin.

         The National Cancer Institute has recognized Taxol(R) as one of the most important cancer drugs discovered in the past decade. Paclitaxel, although not a cure for cancer, promotes the assembly of cellular microtubules to render fast growing cells, such as cancer cells, unable to divide and proliferate. This mode of action is in contrast to most cancer drugs which target the cell nucleus or DNA. Paclitaxel has proven to be effective in treating treatment-resistant ovarian and breast cancers, and forms of lung cancer and certain other cancers. Due to its different mode of action, Paclitaxel is being tested in combination therapy with other cancer therapeutic drugs.

         Evidence to date has shown that Paclitaxel is generally well tolerated by patients with reduced side effects compared to other chemotherapy treatments. Considering that no currently available anticancer agents are free from toxicity, Paclitaxel's comparatively safety profile suggests substantial improvements in quality of life for patients who must undergo chemotherapy. Nevertheless, hypersensitivity reactions and other side effects have been noted during Paclitaxel administration. Reactions are characterized by transient hypotension and an allergic type response, which appear to cease upon stopping drug administration. Premedication effectively minimizes or eliminates this problem, although side effects may nevertheless limit some patients' use of Paclitaxel. In addition, Paclitaxel has been shown to produce a loss of sensation or pain and tingling in the extremities and low white blood cell counts, which also may, in certain cases, limit some patients' use of Paclitaxel.

         In June 1991, the National Cancer Institute formalized a Collaborative Research and Development Agreement for the development of Taxol(R) with Bristol-Myers Squibb as its pharmaceutical manufacturing and marketing partner. The agreement granted Bristol-Myers Squibb the exclusive use, until December 1997, of the National Cancer Institute's clinical data relating to Paclitaxel in seeking approval from FDA, which significantly shortened the approval process and prevented any other party from obtaining FDA approval using the National Cancer Institute data. Although Bristol-Myers Squibb has since lost its right of exclusivity under the agreement, effective Paclitaxel exclusivity is still being maintained by Bristol-Myers Squibb due to a patent on its Taxol(R) infusion method. That exclusivity is currently being contested by other competitors in the courts. Recently, the courts have ruled some of Bristol-Myers Squibb's patent claims invalid, with the remaining to be decided at trial in May 2000. Depending on the outcome, this may open the market for generic competition. Increased indications and improved Taxol(R) analogs which are being developed by Bristol-Myers Squibb could balance possible negative repercussions to the Taxol(R) market. The entry of generic competition could put greater emphasis on an improved, cost-efficient production system of Taxol(R), such as the one being developed under our agreement with Bristol-Myers Squibb. Bristol-Myers Squibb received FDA approval for the commercial sale of its Taxol(R) as a treatment for refractory ovarian cancer in December 1992, refractory breast cancer in April 1994 and Kaposi's Sarcoma in August 1997. In 1998, Bristol-Myers Squibb received approval for Taxol(R) treatment of lung cancer. Since December 1992, Bristol-Myers Squibb has been the sole source of Taxol(R) for commercial purposes. It is our understanding that Bristol-Myers Squibb is currently conducting clinical trials required for The Food & Drug Administration approval of Taxol(R) for treating other cancers. See "Competition."

         Alternative production systems for Paclitaxel, such as plant cell culture, complete synthesis and improved processing of yew tree material, are under investigation by other companies and research institutions, and there can be no assurance that such alternative methods will not be developed prior to our proposed method or that they will not prove more efficient and cost effective than our methods.

         POLYCYSTIC KIDNEY DISEASE

         In February 1996, we entered into two license agreements with the University of California at Los Angeles granting us exclusive rights to a pending patent entitled, "Inhibition of Cyst Formation By Cytoskeletal Specific Drugs" that makes use of various drugs, one of which is Paclitaxel, and technology for the treatment of Polycystic Kidney Disease.

         Approximately 500,000 individuals in the U.S. and 5 million individuals world-wide are afflicted with Polycystic Kidney Disease. There is no treatment except management by dialysis or transplantation. Dr. David Woo of UCLA has shown in an animal model system that Taxol(R) inhibits cyst enlargement, resulting in increased survival of treated animals. In collaboration with Dr. Woo, we are attempting to develop, although there can be no assurance of successful completion, this potential new use of Taxol(R). There can be no assurance that we will be able to perform human clinical studies for Taxol(R) treatment or, if performed, such studies will be successful. Also, a patent for treatment of Polycystic Kidney Disease by Taxanes, of which Paclitaxel is included, issued in 1998. Utilizing our novel drug design program, Quantum Core Technology(TM), as described below, an alternative to Taxol(R) has been designed and is being synthesized. The goal is for a reduced toxicity drug which potentially could target a larger percentage of the polycystic kidney disease patients.

         We are currently in discussions with potential strategic partners for the Paclitaxel treatment of Polycystic Kidney Disease. However, there can be no assurances that such negotiations will be successful.


         QUANTUM CORE TECHNOLOGY(TM)

         In connection with our employment of Dorit Arad, Ph.D. as Vice President of Drug Design in January 1999, we acquired rights to certain proprietary drug design technology using supercomputers. Included is mechanism-based design of novel protease inhibitors as well as certain anticancer and antiviral agents developed by Dr. Arad in Tel Aviv, Israel. The design of mechanism-based protease regulators is built upon an understanding of target structure and chemical mechanism. We have named this technology Quantum Core Technology(TM) ("QCT(TM)"). Unlike structure-based rational drug design and combinatorial chemistry where large numbers of molecules based upon known substrate structure, with non-selective chemistry, may be screened for high affinity binding and/or activity, we begin with an "active" core or scaffold of low molecular weight known to be mechanism specific. Then we optimize enzyme binding (selectivity) by standard combinatorial chemistry approaches. Through our own proposed research and development efforts as well as through potential future collaborative agreements with research institutions and other pharmaceutical companies, we anticipate, although there can be no assurance, developing additional proprietary technology to serve as the basis for the eventual introduction of commercial products. Commercial development of these products will require significant additional financing for completion of development, clinical studies and obtainment of regulatory approvals.

         QCT(TM) has been utilized to develop a new class of compounds as alternatives to Paclitaxel. These new compounds are not derivatives of Paclitaxel, but have been designed as novel compounds with Paclitaxel-like activity. The goal of developing the new compounds is to achieve reduced toxicity, improved solubility, oral delivery, reduced drug resistance and increased cost effectiveness. These compounds are being developed for the potential use in oncology and for polycystic kidney disease.

         Other therapeutic targets that we are presently addressing include anticancer compounds activating the caspase protein, which can cause cancer cell death and antiviral compounds that inhibit enzymes that are essential to the life cycle of viruses. Several lead compounds have been developed to inhibit Rhinoviruses the most frequent cause of the common cold. The compounds inhibit 3C Protease and were designed for broad antiviral activity, low toxicity and reduced resistance. The lead molecules have been shown to provide protection of human cells in culture against several types of Rhinovirus. One class of compound showed minimum toxicity in animal studies. Unlike other viral protein targets, such as viral coat proteins, the 3C protease is common to all the Rhinoviruses and other viruses such as hepatitis A, poliovirus and viruses that cause meningitis.

         In addition, the QCT(TM) program has attracted several prominent scientists to our Scientific Advisory Board. In October 1999, John Pople, Ph.D. joined our Scientific Advisory Board. Dr. Pople is co-recipient of the 1998 Nobel Prize in chemistry for his contribution to computational methods in the study of molecules, their properties and how they interact in chemical reactions. His methods made it practical to apply the very complex equations of quantum chemistry to a variety of problems in chemistry, biochemistry and drug design. The methodology now widely used in universities, pharmaceutical companies and research facilities worldwide is particularly helpful in drug development. We believe that Dr. Pople's expertise in the field of quantum chemistry coupled with QCT(TM) will put us in an excellent position to advance our commercial prospects.

         Andrew S. Kende, Ph.D., CF Houghton Professor of Chemistry at the University of Rochester, joined our Scientific Advisory Board in July 1999. Dr. Kende's work in the synthesis of novel compounds has made him one of the world's leading organic chemists. He is currently the president of Organic Synthesis, Inc. and is Associate Editor of the Journal of Organic Chemistry, and a member of the Editorial Advisory Board of the Journal of the American Chemical Society. Dr. Kende's group was the first to synthesize the full taxane framework later used to synthesize Taxol(R). His expertise in the field of organic chemistry is expected to aid us in the efficient synthesis of drugs designed by QCT(TM).

         Also joining our Scientific Advisory Board in 1999 was Yitzak Apeloig, Ph.D. Dr. Apeloig is a Professor and Chairman of the Department of Chemistry at the Technion - Israel Institute of Technology in Haifa, Israel. He is an authority in the areas of Organosilicon Chemistry, Computational Chemistry and Mechanistic Organic Chemistry.

OASIS(TM) ANTISENSE THERAPEUTICS PROGRAM

         We have established a genome library of reagents that are being designed to regulate genes being uncovered by the Human Genome Project. The collection of optimized antisense reagents, termed OASIS(TM), has the potential of regulating genes involved in various disease states. We sponsor antisense research and development under the direction of Dr. Donald Gray, Professor of Molecular and Cell Biology at University of Texas at Dallas and we obtained an exclusive worldwide license for certain antisense technology developed by Dr. Gray. Pursuant to this program, Dr. Gray has developed proprietary technology, which may improve the efficiency of antisense reagents potentially applicable to a broad spectrum of diseases. A patent for this technology issued in 1999. The capability has been computerized, and is contained in a related patent continuation-in-part. A patent is pending for the OASIS(TM) library.

         The OASIS(TM) library includes several cancer genes that are under development. One such gene is the protein kinase C-(alpha) gene involved in pancreatic and ovarian cancers and is inhibited by Tamoxifen, which is used for the treatment of breast cancer. We have created an inhibitor of the gene resulting in the inhibition of cancer cells in cell culture and the studies are being extended in select animal model systems. The OASIS(TM) library can be used not only for therapeutic products but also as reagents to confirm human gene function.


HUMAN GENE DISCOVERY PROGRAM/LUNG CANCER PROGRAM

         Our human gene discovery program focuses on identifying and isolating human genes by utilizing biological markers employing monoclonal antibodies and analyzing cellular activities associated with the cause or treatment of various diseases. Genes play an important role in the development of a variety of therapeutics, diagnostics and other products and services. Proteins expressed by genes are the targets of many drugs. As a result, the identification of proteins can play an important role in the development of drugs and drug screens. The identification of genes that code for proteins that may be missing or defective can enable the development of therapeutics for genetic diseases. In addition, identification of genes that may predispose a person to a particular disease may enable the development of diagnostic tests for the disease.

         One of the central features of our human gene discovery program is our proprietary human gene expression libraries and our Retroselection(TM) approach to isolating human genes with a defined function. Currently, these libraries consist of over 50,000 human gene clones which we isolated through extracting expressed messenger RNA from human tissue and cells in different development stages and in normal and diseased states. By comparing the genes expressed from tissue in different physiological states, we hope to identify genes that are expressed during different stages of a disease and that could serve as components of diagnostic tests or as targets for therapeutic drugs. Our human gene discovery program concentrates on gene products with associated biological or medical use as opposed to only DNA sequences. At present, we are focusing on creating monoclonal antibodies and DNA probes products for diagnostic and imaging applications.

         We are developing a proprietary monoclonal antibody that recognizes a specific protein on the surface of some lung cancer cells, which is believed to represent approximately 65% of lung cancers. In addition, the cancer related human gene that makes this surface protein has been isolated by our scientists by our Retroselection(TM) process. The specificity of this protein to some lung cancers is based upon studies of biopsy material, biodistribution studies of animal model systems and Phase I clinical trials. We filed a U.S. patent application for this gene in July 1994 and such patent issued in December 1996. A patent for the lung cancer gene marker issued in June 1998.

         We are developing the lung cancer gene and lung cancer monoclonal antibody as a potential diagnostic product to test in vitro serum, tissue or respiratory aspirant material for presence of cells which may indicate a predisposition or early sign of lung cancer. The lung cancer monoclonal antibody is also being developed as an in vivo imaging agent for lung cancer. An imaging agent may assist physicians in establishing the location of a cancer and determine whether the cancer has spread to other sites in the body. In Phase I human clinical trials performed at Wadley, the lung cancer monoclonal antibody made from mouse cells and labeled with a radioactive marker showed strong specificity in 5 of 6 patients. In these trials, the lung cancer monoclonal antibody bound to the lung cancer but was not detectable for normal lung cells. These clinical studies will be expanded with a human-related form of the lung cancer monoclonal antibody which is presently under development by us. Working with cells in culture, we are studying whether the lung cancer gene itself may be potentially useful as a genetic probe to test for the presence of the lung cancer gene expression where the lung cancer protein has not been made or has been made at low levels.

         Additional potential products under development using the lung cancer gene and lung cancer monoclonal antibody are products for the delivery of therapeutic drugs, such as Paclitaxel, to the cancer. The involvement of the lung cancer gene in the formation and metabolism of the lung cancer is also under investigation. In addition, the lung cancer protein could possibly be used as an antigen for a vaccine against non-small cell lung cancer. We have deferred plans to initiate testing in animal model systems and conducting clinical trials since successful development of vaccine applications will take significant additional research and development efforts and expenditures.

         Our human gene discovery program is also being used to isolate additional novel cancer related genes utilizing specific monoclonal antibodies for breast and ovarian cancer and melanoma, which are proprietary to us. A U.S. patent for the melanoma monoclonal antibody was issued to WadTech and assigned to us. A U.S. patent for a melanoma antigen was issued to us in August 1997.

         Our human gene discovery program is conducted under the direction of Dr. Richard Torczynski and Dr. Bollon. Dr. Torczynski and Dr. Bollon have extensive experience isolating human genes including the lung cancer gene. The human-related form of the lung cancer monoclonal antibody is under the direction of Dr. Susan Berent.

OTHER PROGRAMS

         In addition to our Paclitaxel fermentation production system program, treatment of Polycystic Kidney Disease, Quantum Core Technology(TM), OASIS(TM) Antisense Library and human gene discovery program/lung cancer program, we are pursuing other programs at modest levels which may serve as platforms for the development of future products or alternatives to such primary programs. These include the following programs:

         o        Vaccine Program;

         o        Production of Telomerase, the so-called "immortality enzyme;"

         o        TNF-PEG: Broad Range Anticancer Drug Program;

         o        IL-T: Prevention of Radiation and Chemotherapy Damage Program;
                  and

         o        Antiestrogen peptide.


Vaccine Program. The main objective of our vaccine program is to develop genetically engineered live vaccines for diseases that are life threatening. Our current strategy consists of identifying bacterial host strains that are best suited for delivering recombinant immunogens and cancer markers; developing proprietary cloning and expression vectors that can transfer, maintain and express recombinant immunogens and cancer markers in the delivery system; and cloning genes for specific immunogens or cancer markers into the vectors and testing the vaccine system in appropriate animal models and, if successful, commencing clinical trials.

         We have identified three host strains of mycobacteria that appear well suited for expressing and delivering protein and lipid antigens. Furthermore, we have constructed plasmid and phage-based cloning vectors and developed reproducible transformation techniques for the host strains. These vectors have large cloning capacities and are highly efficient in transformation. Potential antigens for cancer markers are the proprietary lung cancer gene and other cancer genes for breast cancer and melanoma which are under development. Our goal is to license new cancer specific marker genes and to enter into strategic partnerships to develop vaccines for infectious diseases, such as tuberculosis.

         These vaccine studies are under the direction of Dr. Labidi, the director of our vaccine program. Dr. Labidi, who received his Ph.D. in Microbiology from the Pasteur Institute, in Paris, France, was one of the early investigators to establish the plasmid profile of several mycobacterium species, and was the first to isolate, characterize and sequence the mycobacterium plasmid pAL5000 which has contributed to mycobacterium cloning and expression vectors. Working with Dr. Labidi is Dr. Hugo David, a consultant and member of our Scientific Advisory Board. Dr. David was formerly the head of the tuberculosis program at the Center for Disease Control in the U.S. and at the Pasteur Institute.

Production of Telomerase. We have acquired an exclusive license from the Research & Development Institute at Montana State University for rights to a fungus that produces Telomerase, the so-called "immortality enzyme," which is also expressed in most human cancers. Telomerase is a protein that builds up in telomerese, the repeated sequence of DNA that caps and seals the ends of chromosomes, protecting them from damage. While in most cells the gene that makes Telomerase shuts down, cancer cells reactivate that gene and begin multiplying uncontrollably. Based on work at several university laboratories, Telomerase has been implicated in most human malignancies and germ cell lines. Identified as the body's "immortality chemical," researchers have also examined Telomerase for potential use in treating degenerative diseases associated with aging, founded on the premise of endlessly dividing cells. Our goal is to produce Telomerase commercially through fermentation, compensating for the enzyme's low availability from other sources, for use as a potential diagnostic test for cancer and for the development of drugs that inhibit Telomerase, which could stop cancer cells from proliferating.

TNF-PEG: Broad Range Anticancer Drug Program. TNF is a natural immune protein made by human cells. It has been found to kill a high percentage of different cancer cells in vitro compared to normal cells and is one of the most potent anticancer agents tested in animals. We have acquired technology and analogs which were developed at Wadley utilizing a genetically engineered bacteria and developed further by Lymphokine Partners Limited, a partnership set up by an affiliate of Wadley and Phillips Petroleum Company. Phase I and II human clinical trials were performed at Wadley using 23 patients with different kinds of cancer. These studies showed no therapeutic benefits from TNF in humans because of the high toxicity of TNF at therapeutic doses and its relatively short half-life.

Pursuant to our research collaboration with Enzon, Inc., we are developing an anticancer agent combining our TNF technology with Enzon's patented polyethylene glycol, "PEG," technology. The technology process involves chemically attaching PEG, a relatively non-reactive and non-toxic polymer, to proteins and certain other biopharmaceuticals for the purpose of enhancing their therapeutic value. Attachment of PEG helps to disguise the proteins and to reduce their recognition by the immune system, thereby generally lowering potential immunogenicity. Both the increased molecular size and lower immunogenicity result in extended circulating blood life, in some cases from minutes to days. The PEG technology is a proven technology covered by patents held by Enzon. To our knowledge, Enzon has two products on the market using PEG, PEG-adenosine deaminase, for treatment of the immune deficiency disease know as the "bubble boy" syndrome, and PEG-Asparaginase, a cancer chemotherapeutic drug. In preliminary animal studies at Sloan-Kettering Institute for Cancer Research, a TNF-PEG construct has been tested in an animal cancer model system and was shown to kill tumors with possibly reduced toxicity. The results of these studies will be confirmed and expanded and, if the TNF-PEG does result in longer half life and reduced toxicity, an investigational new drug application for clinical trials is expected to be submitted by either us or Enzon. There can, however, be no assurance that similar results will be found in humans. Our agreement with Enzon also involves directing TNF-PEG to human cancers using Enzon's proprietary single chain antibodies.

         The Enzon Agreement involves equal sharing of revenue from sales of TNF-PEG if both parties contribute equally to its development, which is our current intention. There can, however, be no assurance that we will have the financial resources to meet such obligations. The Enzon Agreement also specifies that Enzon will work with only us on the construction of TNF-PEG, unless we consent to Enzon working with a third party.

IL-T: Prevention of Radiation and Chemotherapy Damage Program. This program involves a novel protein called IL-T, constructed through genetic engineering by fusing together parts of two human immune proteins, Interleukin and TNF. We are testing various combinations of human immune proteins for improved protection against radiation and chemotherapy damage. The IL-T protein has been tested in animal studies for protection against radiation damage at Sloan-Kettering and these studies are expected to continue. Following animal studies confirmation of protection against radiation damage could potentially lead to filing an investigational new drug application with the FDA followed by Phase I clinical trials. Products proprietary to others have shown protection against radiation damage and to potentiate weakened immune cells. We have filed a patent application for IL-T.

         For the years ended December 31, 1999, 1998 and 1997, we incurred $2,332,000, $1,692,000 and $1,469,000 of research and development expenses, respectively. The estimated amount spent on customer sponsored research and development projects was $1,375,000, $1,183,000 and $0, for the years ended December 31, 1999, 1998 and 1997, respectively.


COLLABORATIVE AGREEMENTS

         BRISTOL-MYERS SQUIBB

         In June 1998, we entered into a license agreement and a research and development agreement with Bristol-Myers Squibb. Pursuant to the license agreement, we granted Bristol-Myers Squibb exclusive world-wide sublicenses under our agreements with the Research & Development Institute at Montana State University and the Washington State University Research Foundation. Bristol-Myers Squibb has the world-wide exclusive right to utilize the technology licensed to us by the Research & Development Institute at Montana State University to produce, have made and/or sell Paclitaxel, which is to be commercialized as Taxol(R), and other taxanes and compounds, although no assurances can be given. Also pursuant to the license agreement, Bristol-Myers Squibb has the world-wide exclusive right to practice the technology licensed to us by the Washington State University Research Foundation to make, have made, use, lease and sell the products covered in our agreement with The Washington State University Research foundation, although no assurances can be given. The term of the license agreement runs, subject to earlier termination in certain circumstances, as to each product in each country of the territory until the later of ten (10) years from the first commercial sale of a product or such time as the making, use or sale at the time by Bristol-Myers Squibb, its affiliates or sublicensees in such country of such product would not infringe any U.S. or foreign patents or patent applications.

         Bristol-Myers Squibb has the right to terminate the license agreement, effective upon 90 days notice, in which event Bristol-Myers Squibb's sublicenses would also terminate. However, any payment obligations of Bristol-Myers Squibb to us would survive such termination.

         In addition, pursuant to our license agreement with Bristol-Myers Squibb, Bristol-Myers Squibb has the right of first negotiation during the term of the license agreement to obtain from us an exclusive, worldwide right to license or sublicense to all or a part of any technology involving Taxol(R) or specific natural products for anticancer treatment from microorganisms. The license agreement provides for royalty and milestone payments.

         The research and development agreement between us and Bristol-Myers Squibb is renewable by Bristol-Myers Squibb for successive one-year periods provided that the license agreement remains in effect at the time, contemplates a program directed toward developing technologies for the production of Paclitaxel and other taxanes and potentially new anticancer products from microorganisms.

         WADTECH

         In October 1991, we entered into a purchase agreement with WadTech whereby we acquired certain of WadTech's right, title and interest in and to technology. The technology includes, but is not limited to, technology related to proteins, a novel interferon, and select melanoma, ovarian, breast, colon and lung cancer monoclonal antibodies.

         Pursuant to our agreement with WadTech, we have agreed to pay WadTech the sum of $1,250,000, to be earned out of royalties; to assume WadTech's obligations under a license agreement to pay royalties of up to 3.75% on products produced using recombinant yeast expression system; and to pay to WadTech minimum annual royalties of $125,000. Our agreement with WadTech provides that the royalties and other sums payable by us to WadTech are at a higher rate until the original $1,250,000 has been paid in full. The term of our agreement with WadTech is for 99 years but may be terminated earlier by WadTech if we fail to cure a default or if we breach any material term or condition of the agreement.

         In order to secure our obligation to pay the original fee of $1,250,000 to WadTech, we entered into a security agreement with WadTech pursuant to which WadTech retains a security interest in all of the technology. The security agreement also provides that in the event of a default, WadTech has the right to license or sell the technology to a third party.

         RDI

         In June 1993, we entered a license agreement with the Research & Development Institute, a non-profit entity that manages the intellectual property of Montana State University. Pursuant to this agreement, we were granted worldwide exclusive rights to microbial technology to produce Paclitaxel. We are obligated to pay the Research & Development Institute royalties on sales of products using the technology and a percentage of royalties paid to us by sublicensees of the technology. We have also agreed to pay the Research & Development Institute $100,000 each year the license is retained. In 1994, we granted stock options to the Research & Development Institute to purchase up to 20,000 shares of our common stock at $2.50 per share exercisable over four years, all of which are currently exercisable.

         Also in June 1993, we and the Research & Development Institute at Montana State University entered into a research and development agreement. The agreement provides for the Research & Development Institute to perform research and development activities at Montana State University relating to Paclitaxel production. Pursuant to the agreement, we agreed to pay four annual payments of $250,000. In 1998, we and the Research & Development Institute agreed to renew the research and development agreement for one year. We are currently in negotiations to extend the research and development funding. To date, we have paid a total of $1,862,000 under the license and research and development agreements with the Research & Development Institute. In February 1995, we amended the license and research and development agreements to include technology developed and to be developed by Dr. Gary Strobel, Dr. Andrea Stierle and Dr. Donald Stierle. These additional technologies could include, but are not limited to, anticancer, antiviral, antifungal or any other activities, which could result in any commercial products. In May 1998, the license agreement was amended to require us to pay a percentage of all milestone and royalty payments we received under our sublicenses with Bristol-Myers Squibb.

         In February 1995, we entered into a license agreement with the Research & Development Institute at Montana State University. Pursuant to this agreement, we were granted worldwide exclusive rights to exercise all intellectual property rights relating to a fungal strain identified as "FTS-2" relating to breast cancer. In October 1995, we entered into a license agreement with the Research & Development Institute at Montana State University where we were granted worldwide exclusive rights to exercise all intellectual property rights relating to a fungal strain identified as "Tbp-5" also relating to breast cancer. Pursuant to the FTS-2 license agreement and the Tbp-5 license agreement, we have agreed to pay the Research & Development Institute royalties on sales of products or services using the intellectual property and a percentage of royalties paid to us by sublicensees using the intellectual property rights.

         In December 1998, we obtained an exclusive license to technology for the fungal production of Telomerase, the so-called "immortality enzyme," from the Research & Development Institute at Montana State University for a term based on the useful life of the pending patent or related patents.

         In March 1999, a broad patent was issued for the production of Paclitaxel utilizing the technology licensed to us pursuant to our agreement with the Research & Development Institute.

         UCLA LICENSE AGREEMENTS

         In February 1996, we entered into two license agreements with UCLA:

         (i) the first for exclusive rights to a pending patent entitled, "Inhibition of Cyst Formation By Cytoskeletal Specific Drugs," that makes use of various drugs, one of which is Paclitaxel; and

         (ii) the second for exclusive rights to technology in the field of pharmacological treatment for Polycystic Kidney Disease.

         Pursuant to our first license agreement with UCLA, we paid a fee of $5,000 and have agreed to pay UCLA $10,000 upon issuance of a patent.

         Pursuant to our second license agreement with UCLA, we paid a fee of $5,000 and have agreed to pay UCLA $5,000 upon issuance of a patent. We are obligated to pay a yearly license maintenance fee on both licenses until we commercially sell products based upon the licensed technologies.

         In August 1998, we entered into a third exclusive world-wide license agreement with UCLA for any domestic and foreign patents and patents pending based upon, and including, any subject matter claimed in, or covered by, a U.S. patent pending entitled, "Peptide Antiestrogen Compositions and Methods for Treating Breast Cancer." We have the exclusive right to make, use, sell, offer for sale and import certain products involving the patent and to conduct any process or method covered by the patent. Also, we may grant sublicenses to third parties to make, use, sell, offer for sale and import products using the patent, provided we retain exclusive rights thereto under the agreement. The agreement requires us to pay up-front, royalty, milestone, annual and quarterly payments. The term of the agreement ends upon the termination or cancellation of the last patent covered by the patent application, subject to earlier termination by UCLA if we fail to perform certain studies and clinical trials by certain dates or to timely cure any defaults.

         ENZON

         In July 1992, Enzon and we entered into a collaborative research and development agreement to develop an anticancer agent by combining our TNF technology with Enzon's PEG technology. Pursuant to this agreement, each party agreed to fund its own development costs associated with the initial stage, roughly the first year of the program. The agreement provides that if both parties agree to continue the program jointly, each party shall share equally in the cost of such research and development and the profits therefrom. If one party decides not to proceed or is unable to share jointly, the continuing party will receive exclusive worldwide licenses in the technology of the other party and will pay the other party royalties. The term of the agreement is 15 years for each product developed under the program from the date of FDA approval to market such product. Enzon and we also entered into a similar agreement in March 1992 relating to combining various target proteins to be developed by us with Enzon's technology pursuant to which Enzon funded certain of our initial research and development activities thereunder.

         UNIVERSITY OF TEXAS

         In June 1992, we entered into an agreement with the University of Texas at Dallas, which has been amended, pursuant to which the University is to perform certain research and development activities relating to antisense compounds and related technology for use in humans. Pursuant to the agreement, the University provides all necessary personnel, equipment supplies and facilities in consideration for an amended budget not to exceed $240,240. Inventions under the agreement, if any, will be the property of the University. However, the University must grant us the right of first refusal to acquire a license to develop and commercialize any intellectual property resulting from the agreement for a royalty not to exceed 8% of the net sales of any commercialized products. The agreement has been extended through August 31, 2001 in consideration for our agreement to increase the original funding commitment to $547,712 of which we have paid in the amount of $344,078 as of December 31, 1999.

         In June 1996, we entered into a patent license agreement with the board of regents of the University of Texas whereby we have an exclusive royalty-bearing license to manufacture, have manufactured, use, sell and sublicense products related to a U.S. patent application entitled, "A Method for Ranking Sequences to Select Target Sequence Zones of Nucleus Acids." The OASIS(TM) technology has identified optimum regions within genes to bind antisense products. Antisense products are under development to control genes involved in human diseases such as cancer, diabetes, or AIDS. This discovery potentially has broad applications to many human and viral genes involved in human disease. We are required to pay royalty and sublicensing fees. The agreement expires on the later of 20 years or the expiration of patent rights. However, the agreement will terminate automatically if we fail to make all required payments or to timely cure any default.

         WSURF

         In July 1996, we entered into an agreement with the Washington State University Research Foundation whereby we received an exclusive, world-wide license to use or sublicense the foundation's technology. We are required to pay the foundation license fees of $7,500 per year as well as certain royalties and sublicensing fees. The agreement shall be in full force and effect until the last of the patents licensed under the technology expires. However, we may terminate the agreement on 90 days notice, provided that all amounts due to the foundation are paid. The Washington State University Research Foundation may terminate the agreement immediately if we cease to carry on its business or within 90 days notice upon an event of default or if we breach the agreement. In connection with this agreement, we granted the foundation warrants to purchase 36,000 shares of our common stock at $4.25 per share. Such warrants vest annually in 12,000 increments, commencing July 1999 and expiring July 2002. In June 1998, we and the foundation amended our agreement to cover additional patents and patent applications which are expected to be filed in the future and to grant us an option, expiring July 2006, to license any prospective technology as it is developed. There can be no assurance that we will derive any revenues from this agreement.


PATENTS, LICENSES AND PROPRIETARY RIGHTS

         We own and have rights to a number of patents and patent applications. In 1991, we entered into an agreement with WadTech, whereby we were assigned two issued U.S. patents expiring in 2006 and 2007, respectively, three pending U.S. patent applications and six pending foreign patent applications held by WadTech. Our U.S. patent for the lung cancer gene issued in December 1996. A patent for the lung cancer gene marker issued in June 1998.

         Pursuant to our agreement with the Research & Development Institute at Montana State University, we were granted an exclusive license to the technology contained in the Paclitaxel fermentation production system, including one issued U.S. patent, one U.S. patent application with allowed claims and foreign patent applications.

         Pursuant to our agreement with the University of Texas at Dallas, we have the right of first refusal to acquire a license to develop and commercialize products using antisense technology covered by a patent issued to the University in 1999.

         Pursuant to our first agreement with UCLA, we have an exclusive license to technology involving a patent entitled, "Inhibition of Cyst Formation By Cytoskeletal Specific Drugs," and related patents of which claims have been allowed by the U.S. Patent and Trademark Office in August 1997. Pursuant to our third agreement with UCLA, we have an exclusive, world-wide license to technology involving a U.S. patent pending entitled, "Peptide Antiestrogen Compositions and Methods for Treating Breast Cancer."

         In connection with our employment of Dr. Dorit Arad in January 1999, we were assigned patent applications for technology including "Pharmaceutical Preparation Which Compromises Inhibitors of Cysteine Protease," "Modulators of Cysteine Protease," "Novel Antiviral Compounds," and "Cysteine Protease Inhibitors." We have subsequently filed patent applications on the taxol-like compounds and the mechanism based drug design method.

         In March 1999, a broad patent issued for the production of Paclitaxel by microorganisms isolated from the slow growing Pacific yew tree utilizing the technology licensed to us pursuant to our agreement with the Research & Development Institute at Montana State University.

         We have received two patents on the lung cancer gene technology, one in December 1996 and one in June 1998.

         Pursuant to our agreement with Washington State University, we have an exclusive license to technology involving genes in the Paclitaxel biosynthetic pathway. A patent on the Taxadiene Synthase gene, a critical enzyme in Paclitaxel synthesis, issued in November 1999 and claims on another gene have been allowed. Patents are pending for several other genes identified.

         Our policy is to protect our technology by, among other things, filing patent applications for technology it considers important in the development of its business. In addition to filing patent applications in the United States, we have filed and intend to file, patent applications in foreign countries on a selective basis. We have filed patent applications relating to our IL-T, our technologies for vaccines and for Paclitaxel production. Although a patent has a statutory presumption of validity in the United States, the issuance of a patent is not conclusive as to such validity or as to the enforceable scope of the claims of the patent. There can be no assurance that our issued patents or any patents subsequently issued to us, or licensed by us, will not be successfully challenged in the future. The validity or enforceability of a patent after its issuance by the Patent and Trademark Office can be challenged in litigation. If the outcome of the litigation is adverse to the owner of the patent, third parties may then be able to use the invention covered by the patent, in some cases without payment. There can be no assurance that patents in which we have rights will not be infringed or successfully avoided through design innovation.

         There can be no assurance that patent applications owned by us or licensed to us will result in patents being issued or that the patents will afford protection against competitors with similar technology. It is also possible that third parties may obtain patent or other proprietary rights that may be needed by us. In cases where third parties are first to invent a particular product or technology, it is possible that those parties will obtain patents that will be sufficiently broad so as to prevent us from using certain technology or from further developing or commercializing certain products. If licenses from third parties are necessary but cannot be obtained, commercialization of the related products would be delayed or prevented. We are aware of patent applications and issued patents belonging to competitors but we are uncertain whether any of these, or patent applications filed of which we may not have any knowledge, will require us to alter our potential products or processes, pay licensing fees or cease certain activities.

         We also rely on unpatented technology as well as trade secrets and information. No assurance can be given that others will not independently develop substantially equivalent information and techniques or otherwise gain access to our technology or disclose such technology, or that we can effectively protect our rights in such unpatented technology, trade secrets and information. We require each of our employees to execute a confidentiality agreement at the commencement of their employment with us. The agreements generally provide that all inventions conceived by the individual in the course of employment or in the providing of services to us and all confidential information developed by, or made known to, the individual during the term of the relationship shall be our exclusive property and shall be kept confidential and not disclosed to third parties except in limited specified circumstances. There can be no assurance, however, that these agreements will provide us with meaningful protection in the event of unauthorized use or disclosure of such confidential information.

COMPETITION

All of our proposed products will face competition from existing therapies. The development by others of novel treatment methods for those indications for which we are developing compounds could render our compounds non-competitive or obsolete. This competition potentially includes all of the pharmaceutical concerns in the world that are developing pharmaceuticals for the diagnosis and treatment of cancer. Competition in pharmaceuticals is generally based on performance characteristics as well as price and timing of market introduction of competitive products. Acceptance by hospitals, physicians and patients is crucial to the success of a product. Price competition may become increasingly important as a result of an increased focus by insurers and regulators on the containment of health care costs. In addition, the various federal and state agencies have enacted regulations requiring rebates of a portion of the purchase price of many pharmaceutical products.

         Most of our existing or potential competitors have substantially greater financial, technical and human resources than us and may be better equipped to develop, manufacture and market products. In addition, many of these companies have extensive experience in pre-clinical testing, human clinical trials and the regulatory approval process. These companies may develop and introduce products and processes competitive with, or superior to ours.

         Our competition also will be determined in part by the potential indications for which our compounds are developed. For certain potential products, an important factor in competition may be the timing of market introduction of its own or competitive products. Accordingly, the relative speed with which we can develop products, complete the clinical trials and regulatory approval processes and supply commercial quantities of the products to the market are expected to be important competitive factors. We expect that competition among products approved for sale will be based on, among other things, product efficacy, safety, reliability, availability, price and patent position.

         Our competitive position also depends upon our ability to attract and retain qualified personnel, obtain patent protection or otherwise develop proprietary products or processes and secure sufficient capital resources for the often lengthy period between technological conception and commercial sales.


GOVERNMENT REGULATION

         The production and marketing of our products and our research and development activities are subject to regulation for safety and efficacy by numerous governmental authorities in the United States and other countries. In the United States, drugs and pharmaceutical products are subject to rigorous review by the Food & Drug Administration. The Federal Food, Drug, and Cosmetic Act; the Public Health Service Act and other federal statutes and regulations govern or influence the testing, manufacture, safety, labeling, storage, record keeping, approval, advertising and promotion of such products. Non-compliance with applicable requirements can result in fines, recall or seizure of products, total or partial suspension of production, refusal of the government to approve product license applications or allow us to enter into supply contracts and criminal prosecution. The FDA also has the authority to revoke product licenses and establishment licenses previously granted.

         In order to obtain approval of a new product from the Food & Drug Administration, we must submit proof of safety, purity, potency and efficacy. In most cases, such proof entails extensive pre-clinical, clinical and laboratory tests. The testing preparation of necessary applications and processing of those applications by the FDA is expensive and may take several years to complete. There is no assurance that the FDA will act favorably or quickly in making such reviews, and significant difficulties or costs may be encountered by us in our efforts to obtain FDA approvals that could delay or preclude us from marketing any products it may develop. The FDA may also require post-marketing testing and surveillance to monitor the effects of approved products or place conditions on any approvals that could restrict the commercial applications of such products. Product approvals may be withdrawn if compliance with regulatory standards is not maintained or if problems occur following initial marketing. With respect to patented products or technologies, delays imposed by the governmental approval process may materially reduce the period during which we will have the exclusive right to exploit them.

         The time period between when a promising new compound is identified and when human testing is initiated is generally referred to as the pre-clinical development period. During this time, a manufacturing process is identified and developed to be capable of producing the compound in an adequately pure and well characterized form for human use. Production of compounds for use in humans is governed by a series of FDA regulations known as "Good Manufacturing Practices," which govern all aspects of the manufacturing process. The FDA has published a "Points to Consider" guidance document with respect to the manufacturing of monoclonal antibodies for human use.

         The FDA approval process for a new and unfamiliar term or drug involves completion of pre-clinical studies and the submission of the results of these studies to the FDA in an investigational new drug application. Pre-clinical studies involve laboratory evaluation of product characteristics and animal studies to assess the efficacy and safety of the product. Pre-clinical studies are regulated by the FDA under a series of regulations called the "Good Laboratory Practices" regulations. Violations of these regulations can, in some cases, lead to invalidation of the studies, requiring those studies to be replicated.

         Once the investigational new drug is approved, human clinical trials may be conducted. Human clinical trials are typically conducted in three sequential phases, but the phases may overlap. Phase I trials consist of testing the product in a small number of volunteers, primarily for safety at one or more doses. In Phase II, in addition to safety, the efficacy of the product is evaluated in a patient population somewhat larger than Phase I trials. Phase III trials typically involve additional testing for safety and clinical efficacy in an expanded population at geographically dispersed test sites. A clinical plan, or "protocol," accompanied by the approval of the institution participating in the trials, must be submitted to the FDA prior to commencement of each clinical trial. The FDA may order the temporary or permanent discontinuation of a clinical trial at any time.

         To date, an investigational new drug application was submitted for the lung cancer monoclonal antibody clinical trials at Wadley. We intend to file an investigational new drug application for a humanized form of the lung cancer monoclonal antibody followed by clinical trials. The results of the pre-clinical and clinical testing are submitted to the FDA in the form of a new drug application or, in the case of a biologic, such as lung cancer monoclonal antibody and other monoclonal antibodies, as part of a product license application. In a process which generally takes several years, the FDA reviews this application and, when or if it decides that adequate data is available to show that the new compound is both safe and effective, approves the drug or biologic product for marketing. The amount of time taken for this approval process is a function of a number of variables including the quality of the submission and studies presented, the potential contribution that the compound will make in improving the treatment of the disease in question and the workload at the FDA. There can be no assurance that any new drug will successfully proceed through this approval process or that it will be approved in any specific period of time.

         The FDA may, during its review of a new drug application, ask for the production of additional test data. If the FDA does ultimately approve the product, it may require post-marketing testing, including potentially expensive Phase IV studies, and surveillance to monitor the safety and effectiveness of the drug. In addition, the FDA may in some circumstances impose restrictions on the use of the drug that may be difficult and expensive to administer and may seek to require prior approval of promotional materials.

         The manufacturing of a biologic product must be in a facility covered by the Food & Drug Administration-approved Establishment License Application. The manufacture, holding, and distribution of both biologic and non-biologic drugs must be in compliance with GMPs. Manufacturers must continue to expend time, money, and effort in the area of production and quality control and record keeping and reporting to ensure full compliance with those requirements. The labeling, advertising, and promotion of a drug or biologic product must be in compliance with FDA regulatory requirements. Failures to comply with applicable requirements relating to manufacture, distribution, or promotion can lead to the Food & Drug Administration demanding that production and shipment cease, and, in some cases, that products be recalled, or to enforcement actions that can include seizures, injunctions, and criminal prosecution. Such failures can also lead to the Food & Drug Administration withdrawal of approval to market the product.

         The FDA may designate a biologic or drug as an "Orphan Drug" for a particular use, in which event the developer of the biologic or drug may request grants from the government to defray the costs of certain expenses related to the clinical testing of such drug and be entitled to a seven year marketing exclusivity period. Our ability to successfully commercialize our products may depend on the extent to which reimbursement for the cost of such products and related treatment will be available from government health administration authorities, private health insurers and other organizations. Such third-party payers are increasingly challenging the price of medical products and services. Several proposals have been made that may lead to a government-directed national health care system. Adoption of such a system could further limit reimbursement for medical products and services. Significant uncertainty exists as to the reimbursement status of newly approved health care products, and there can be no assurance that adequate third-party coverage will be available to enable us to maintain price levels sufficient to realize an appropriate return on this investment in product development.

         We are also subject to regulation by the Occupational Safety and Health Administration and the Environmental Protection Agency and to regulation under the Toxic Substances Control Act, the Resource Conservation and Recovery Act and other regulatory statutes, and may in the future be subject to other federal, state or local regulations. Either or both of OSHA or the EPA may promulgate regulations that may affect our research and development programs. We are unable to predict whether any agency will adopt any regulation which could have a material adverse effect on our operations.

         Sales of pharmaceutical products outside the United States are subject to foreign regulatory requirements that vary widely from country to country. Whether or not the Food & Drug Administration approval has been obtained, approval of a product by comparable regulatory authorities of foreign countries must be obtained prior to the commencement of marketing the product in those countries. The time required to obtain such approval may be longer or shorter than that required for the Food & Drug Administration approval.

MANUFACTURING AND MARKETING

         Neither we nor any of our officers or employees has pharmaceutical marketing experience. Furthermore, we have never manufactured or marketed any products and we do not have the resources to manufacture any products on a commercial scale. Our long-term objective is to manufacture and market certain of our products and to rely upon independent third parties for the manufacture of certain of our other products. For the foreseeable future, we will be required to rely upon corporate partners or others to manufacture or market our products. No assurance can be given that we will be able to enter into any such arrangements on such acceptable terms, if at all.

         Manufacturing. While we intend to select manufacturers that comply with regulatory standards, there can be no assurance that these manufacturers will comply with such standards, that they will give our orders the highest priority or that we will be able to find substitute manufacturers, if necessary, if our selected manufacturers prove to be unsatisfactory. In order for us to establish a manufacturing facility, we will require substantial additional funds and will be required to hire and retain significant additional personnel and comply with the extensive regulations of the FDA applicable to such a facility. No assurance can be given that we will be able to make the transition successfully to commercial production, should we choose to do so.

         Marketing. Despite our strategy to develop products for sale to concentrated markets, significant additional expenditures and management resources will be required to develop an internal sales force, and there can be no assurance that we will be successful in penetrating the markets for any products developed. For certain products under development, we may seek to enter into development and marketing agreements which grant exclusive marketing rights to our corporate partners in return for royalties to be received on sales, if any. Under certain agreements, our marketing partner may have the responsibility for all or a significant portion of the development and regulatory approval. In the event that our marketing and development partners fail to develop a marketable product or to successfully market a product, our business may be materially adversely affected. The sale of certain products outside the United States will also be dependent on the successful completion of arrangements with future partners, licensees or distributors in each territory. There can be no assurance that we will be successful in establishing any additional collaborative arrangements, or that, if established, such future partners will be successful in commercializing products.

PRODUCT LIABILITY INSURANCE

         The testing, marketing and sale of human health care products entail an inherent risk of allegations of product liability, and there can be no assurance that product liability claims will not be asserted against us. We intend to obtain product liability insurance for our ongoing clinical trials. Such coverage may not be adequate as and when we develop our products. There can be no assurance that we will be able to obtain, maintain or increase its insurance coverage in the future on acceptable terms or that any claims against us will not exceed the amount of such coverage

HUMAN RESOURCES

         As of March 28, 2000 we had 19 full-time employees, 16 of whom were engaged directly in research and development activities, including eight Ph.D.s, and four of who were in executive and administrative positions. Our employees are not governed by any collective bargaining agreement, and we believe that our relationship with our employees is good.


ITEM 2.  PROPERTY.

         We occupy an aggregate of approximately 21,400 square feet of both office and laboratory space in Dallas, Texas at two separate facilities. We lease approximately 4,800 square feet of office and laboratory space pursuant to a lease agreement expiring in August 2000. In addition, we occupy an additional approximate 16,600 square feet of office and laboratory space, including approximately 11,000 square feet added in 1999, pursuant to a lease assigned to us by the Wadley/Phillips Partnership and which lease term has been extended until December 2000. Our lease payments for the fiscal year ended December 31, 1999 were approximately $235,000. We believe that its current facilities are suitable for our present needs.

ITEM 3.  LEGAL PROCEEDINGS.

         As of the date hereof, we are not a party to any material legal proceedings.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         Not applicable.


                                     PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         Our Common Stock and Class D Warrants are quoted in the over-the-counter market on the Nasdaq SmallCap Market System under the symbols "CYPH" and "CYPHZ," respectively, since November 2, 1995. Our Class C Warrants (CYPHW) were traded on the Nasdaq SmallCap Market System until March 9, 2000 at which time they were redeemed. On March 13, 2000 we called for the redemption of our Class D Warrants, which will no longer trade after April 11, 2000. The following table sets forth the high and low bid prices for the Common Stock as reported by the National Association of Securities Dealers, Inc. for the periods indicated. The prices set forth below represent quotes between dealers and do not include commissions, mark-ups or mark-downs, and may not necessarily represent actual transactions.


                                           Common Stock                Class C Warrants          Class D Warrants

                                         High         Low             High          Low         High           Low
Fiscal 1998

1st Quarter                                  12        5-3/4          9-3/4          4-1/2           5        2-1/8
2nd Quarter                              14-3/4       6-7/16        14-5/16          4-1/4       6-3/8        2-7/8
3rd Quarter                               9-5/8        3-1/8          7-1/8              2     3-11/16        15/16
4th Quarter                              7-7/16        4-3/8          4-1/4          1-5/8       2-1/4        15/16

Fiscal 1999

1st Quarter                              9-9/16        6-7/8          6-3/4          3-5/8       3-5/8        1-3/8
2nd Quarter                               7-1/2       6-1/16         3-5/16          2-3/8      1-5/16          7/8
3rd Quarter                               7-1/2      5-27/32         3-5/16        1-11/16      1-5/16         9-16
4th Quarter                              9-9/32        5-3/8          4-3/8            7/8       2-1/4          1/4

Fiscal 2000
1st Quarter                            18-15/16            7             22          2-3/4      10-3/4        25/32
(through March 22, 2000)


         We believe that as of March 28, 2000, there were in excess of 1,000 beneficial holders of our Common Stock.

         We have never paid cash dividends on our Common Stock and we do not anticipate paying cash dividends on our Common Stock in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA.

         The selected financial data set forth below is derived from our audited financial statements. Such information should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and with such financial statements and the notes thereto (See Item 7 and Item 8).


                         CYTOCLONAL PHARMACEUTICS INC.
                            SELECTED FINANCIAL DATA



                                                                               Year Ended December 31,
                                                   -------------------------------------------------------------------------------
                                                      1999             1998             1997             1996            1995
                                                   -----------      -----------      -----------      -----------      -----------
INCOME STATEMENT DATA

Revenue                                            $ 1,375,000      $ 1,183,000      $        --      $        --      $        --
                                                   -----------      -----------      -----------      -----------      -----------
Research and development                             2,332,000        1,692,000        1,469,000        1,576,000        1,181,000

General and administrative expenses                  3,194,000        2,500,000        1,888,000        1,530,000        1,138,000
                                                   -----------      -----------      -----------      -----------      -----------
Operating loss                                      (4,151,000)      (3,009,000)      (3,357,000)      (3,106,000)      (2,319,000)


Interest expense                                        (6,000)          (5,000)          (2,000)              --         (419,000)

Interest income                                        222,000          286,000          107,000          216,000           47,000
                                                   -----------      -----------      -----------      -----------      -----------
Net loss before  cumulative effect of a change
in accounting principle                             (3,935,000)      (2,728,000)      (3,252,000)      (2,890,000)      (2,691,000)

Cumulative effect on prior years                      (422,000)              --               --               --               --
                                                   -----------      -----------      -----------      -----------      -----------
Net loss                                           $(4,357,000)     $(2,728,000)     $(3,252,000)     $(2,890,000)     $(2,691,000)
                                                   ===========      ===========      ===========      ===========      ===========

Basic and diluted loss per common share            $     (0.44)     $     (0.30)     $     (0.42)     $     (0.42)     $     (0.53)
                                                   ===========      ===========      ===========      ===========      ===========


BALANCE SHEET DATA

Total assets                                       $ 4,491,000      $ 7,746,000      $ 2,802,000      $ 3,881,000      $ 6,515,000

Working capital                                      2,324,000        6,227,000        1,330,000        2,543,000        5,238,000

Royalties payable-less current portion                 875,000        1,000,000        1,125,000        1,219,000        1,250,000


Shareholder's equity                                 2,592,000        6,062,000        1,123,000        2,312,000        5,030,000


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The following discussion should be read in conjunction with, and is qualified in its entirety by, the Financial Statements and the Notes thereto included in this report. This discussion contains certain forward-looking statements that involve substantial risks and uncertainties. When used in this report the words "anticipate," "believe," "estimate," "expect" and similar expressions as they relate to the Company or its management are intended to identify such forward-looking statements. Our actual results, performance or achievements could differ materially from those expressed in, or implied by, these forward-looking statements. Historical operating results are not necessarily indicative of the trends in operating results for any further period.

OVERVIEW

         We were organized and commenced operations in September 1991, and until July 1998 we were in the development stage. To this day, our efforts have been principally devoted to research and development activities and organizational efforts, including the development of products for the treatment of cancer and infectious diseases, recruiting our scientific and management personnel and advisors and raising capital.

         Our plan of operation for the next 12 months will consist of research and development and related activities aimed at:

         o Continued collaboration with Bristol-Myers Squibb on the development of Paclitaxel production from Fermentation and Paclitaxel-specific genes using genetic engineering.

         o Further development of the treatment of polycystic kidney disease with Paclitaxel or related compound, a potential new Paclitaxel indication, and establishing a strategic partnership.

         o Development of our rational drug design program using Quantum Core Technology(TM), which targets proteins.

         o Further development of our OASIS(TM) optimized antisense genome library, which targets genes.

         o Evaluation of potential new proprietary microbial anticancer drugs with Bristol-Meyers Squibb.

         o Further development of a diagnostic test using the patented LCG gene and related MAb to test in vitro serum, tissue or respiratory aspirant material for the presence of cells which may indicate a predisposition to, or early sign of, lung or other cancers.

         o Further testing of peptide from UCLA for inhibition of breast cancer via steroid receptors.

         o Further analysis of the TNF-PEG technology as an anticancer agent in animal studies.

         o Testing proprietary vectors, which have been constructed for the expression of specific proteins that may be utilizable for vaccines for different diseases using Mycobacteria.

         o Developing a humanized antibody specific or peptide specific for the protein associated with the LCG gene and, if successful, submission of an IND for clinical trials.

         o Making improvements to the Company's laboratory facilities and corporate facilities.

         o        Hiring additional technical and administrative staff.

         o Seeking to establish strategic partnerships for the development, marketing, sales and manufacturing of the Company's proposed products.

         Our actual research and development and related activities may vary significantly from current plans depending on numerous factors, including changes in the costs of such activities from current estimates, the results of our research and development programs, the results of clinical studies, the timing of regulatory submissions, technological advances, determinations as to commercial potential and the status of competitive products. The focus and direction of our operations will also be dependent upon the establishment of collaborative arrangements with other companies, the availability of financing and other factors. The funded research and development program, if not renewed, terminates during the year ended December 31, 2000 and thereafter our future revenues depend upon the achievement of certain milestones related to product development and royalties based on product sales.

RESULTS OF OPERATIONS

Revenue

         We recognized revenues of $1,375,000, $1,183,000 and $0 for the twelve months ended December 1999, 1998 and 1997, respectively. The increase in revenue from 1998 to 1999 and from 1997 to 1998 was attributable to license and research and development payments from our agreements with Bristol-Myers Squibb.

Research and Development Expenses

         We incurred research and development expenses of $2,332,000, $1,692,000 and $1,469,000 for the twelve months ended December 1999, 1998 and 1997, respectively. The increase in research and development expenses in 1999 from 1998 was due to a $66,000 increase in laboratory supply expenses, a $54,000 increase in rent expense due to expansion of facilities, a $134,000 increase in research salaries, a $115,000 increase in funding for the research program at Washington State University, a $181,000 increase in funding for the Research & Development Institute, Inc. and $32,000 of Quantum Core Technology(TM) associated research activities in Israel.

          The increase in 1998 from 1997 was attributable to a $127,000 increase in funding for the research program at Washington State University, a $63,000 increase in funding for the Research & Development Institute, Inc. and a $39,000 increase in license fee expenses, partially offset by a $30,000 decrease in laboratory supply expenses.

         We anticipate that we will incur increased research and development expenses as we move products from pre-clinical to clinical trials and as we expand our drug discovery efforts. We also expect to hire additional technical staff to aid in the fulfillment of these goals.

General and Administrative Expenses

         We incurred general and administrative expenses of $3,194,000, $2,500,000 and $1,888,000 for the twelve months ended December 1999, 1998 and 1997, respectively. The increase in general and administrative expenses in 1999 from 1998 was attributable to a $58,000 increase in travel and lodging expenses, a $37,000 increase in amortization, a $97,000 increase in consulting fees, a $30,000 increase in insurance expenses, a $40,000 increase in rent expenses, a $29,000 increase in contract labor and a non-cash charge of $356,000 relating to the valuations of common stock and options issued to third parties in connection with services rendered in identifying and securing the Quantum Core Technology(TM). This increase was partially offset by a $141,000 decrease in legal and professional expenses. Included in general and administrative expenses for 1999 was a non-cash charge of $262,000 related to the valuation of stock options and warrants issued to our consultants.

         The increase in general and administrative expenses in 1998 from 1997 was attributable to a $274,000 increase in legal and professional fees, including an increase in patent expenses, as well as a $21,000 increase in insurance costs, a $340,000 increase in public relations and financial relations expenses, partially offset by a $75,000 decrease in consulting fees. Included in general and administrative expenses for 1998 and 1997 were non-cash charges of $197,000 and $133,000, respectively, related to the valuation of stock options issued to our consultants.

         We anticipate that we will incur increased general and administrative expenses as we expand our administrative staff to aid in our business development.

Interest Income

         Interest income was $222,000, $286,000 and $107,000 for the twelve months ended December 1999, 1998 and 1997, respectively. The change in interest income is based on average investment balances during the year and market interest rates.

Change in accounting principle

         In December 1999, the staff of the Securities and Exchange Commission issued an accounting bulletin on revenue recognition which provides, among other matters, that nonrefundable license fees should be recognized over the period of performance of related research and development activities. Accordingly, we changed our accounting policy from recognizing revenue from nonrefundable license fees at signing of agreement to deferring and recognizing such fees over the period of performance of related research and development activities. Effective January 1, 1999, we reflected this change in accounting principle as a cumulative effect on prior years of $422,000, which is shown in the statement of operations. Payments to third parties in connection with nonrefundable license fees are being recognized over the period of performance of related research and development activities.


Net Losses

         We incurred net losses of $4,357,000, $2,728,000 and $3,252,000 for the twelve months ended December 1999, 1998 and 1997, respectively. The increase in net losses in 1999 from 1998 was attributable to increased operating expenses, decreased interest income and a change in accounting principle mentioned above, partially offset by in increase in revenue from the Bristol-Myers Squibb license and research and development agreements.

          The decrease in net losses in 1998 from 1997 was attributable to revenue received from the Bristol-Myers Squibb license and research and development agreements and an increase in interest income, partially offset by an increase in operating expenses. We expect to incur additional losses in the foreseeable future.

Liquidity and Capital Resources

         At December 31, 1999, we had cash of approximately $3,213,000. Since inception we have financed our operations from debt and equity financings as well as fees received from licensing and research and development agreements. During 1999, we used cash of approximately $3,227,000 to fund our operating activities, principally caused by the net loss of $4,357,000 for the year. In addition, during 1999 we used approximately $324,000 to fund our investing activities, principally caused by the purchase of laboratory equipment of approximately $250,000.

         In April 1998, the Company received net proceeds of approximately $4,837,000 from the sale of 56 Units consisting of 671,026 shares of Common Stock and Class E Warrants to purchase 335,538 shares of Common Stock at exercise prices per share ranging from $9.82 to $11.35, subject to adjustment upon the occurrence of certain events. During the year ended December 31, 1998, the Company also received proceeds of approximately $2,630,000 from the exercise of options and warrants.

         On February 7, 2000, we gave notice to the holders of our Class C Warrants that we were exercising our right of redemption effective March 9, 2000. Through March 9, 2000 we received approximately $12,642,000 from the exercise of such warrants. Additionally, through March 28, 2000 we have received proceeds of approximately $1,730,801 from the exercise of other Warrants.

         On March 13, 2000, we gave notice to the holders of Class D Warrants that we were exercising our right of redemption effective April 12, 2000.

         We have agreed to fund scientific research at academic institutions and to make minimum royalty payments for licensing and collaborative agreements of approximately $700,000 in 2000. We do not expect these arrangements to have a significant impact on our liquidity and capital resources. We intend to continue to maintain and develop relationships with academic institutions and to establish licensing and collaborative agreements.

         We have no material capital commitments for the year ended December 31, 2000.

         We believe that we have sufficient cash on hand at December 31, 1999 and from the exercise of warrants in February and March 2000 to finance our plan of operation through December 31, 2000. However, there can be no assurance that we will generate sufficient revenues, if any, to fund its operations after such period or that any required financings will be available, through bank borrowings, debt or equity offerings, or otherwise, on acceptable terms or at all.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The response to this item is submitted in a separate section of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Not applicable.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The executive officers, directors and principal scientists of the Company are as follows:


Name                                              Age       Position
----                                              ---       --------
Arthur P. Bollon, Ph.D.                           57        Chairman, President and Chief Executive Officer

Gary E. Frashier(1),(2)                           63        Director

Ira J. Gelb, M.D.(1)                              72        Director

Irwin C. Gerson(1),(2)                            70        Director

Walter M. Lovenberg, Ph.D.(2)                     65        Director

Daniel Shusterman, J.D.                           36        Vice President of Operations, Treasurer and Chief
                                                            Financial Officer

Dorit Arad, Ph.D.                                 47        Executive Vice President of Drug Design

Susan L. Berent, Ph.D.                            47        Director of Gene & Protein Engineering and Information
                                                            Systems, Co-Director Molecular Immunology and Gene
                                                            Expression Systems

Hakim Labidi, Ph.D.                               42        Director of Vaccine Program

Rajinder Singh Sidhu, Ph.D.                       51        Director of Fungal Paclitaxel Program, Co-Director of
                                                            Gene Expression Systems

Richard M. Torcyznski, Ph.D.                      44        Director of Human Gene Discover, Mammalian Expression
                                                            system and Diagnostic Development, Co-Director of
                                                            Molecular Immunology

---------------

(1)      Members of Audit Committee

(2)      Members of Compensation Committee


         Arthur P. Bollon, Ph.D., a founder of the Company, has served as our Chairman of the Board of Directors, President and Chief Executive Officer since the Company's inception in 1991 and until March 1995, as Treasurer. Dr. Bollon received his Ph.D. from the Institute of Microbiology at Rutgers University and was a Post Doctoral Fellow at Yale University. Dr. Bollon has served as a consultant to a number of major companies, including Merck, Sharp & Dohme and Diamond, Shamrock, and has served on the Board of Directors and Advisory Boards of several biotechnology companies, including Viragen, Inc., Wadley Biosciences Corp. and American Bio-netics, Inc. From 1987 to 1991, Dr. Bollon served as President and Chief Executive Officer of the Wadley/Phillips Partnership. Prior to that time, he was Director of Genetic Engineering and Chairman of the Department of Molecular Genetics at the Wadley Institutes of Molecular Medicine. In his capacities at the Wadley/Phillips Partnership and Wadley Institutes, Dr. Bollon played a leading role in bringing the technology that forms the basis of the Company from conception to reality.

         Gary E. Frashier commenced serving as a director of the Company on June 28, 1999. Since December 1997, Mr. Frashier has served as Chairman of the Board of Directors of OSI Pharmaceuticals, Inc., "OSIP," a Nasdaq-listed public company engaged in the discovery and development of novel, small-molecule pharmaceutical products for commercialization by the pharmaceutical industry. Mr. Frashier was Chief Executive Officer of OSIP from March 1990 until October 1998. From March 1994 to December 1997, Mr. Frashier also served as Vice Chairman of the Board of OSIP, and was President of OSIP from March 1990 to March 1994. From April 1987 to February 1990, Mr. Frashier served as the President, Chief Executive Officer and director of Genex Corporation, a then publicly-traded biotechnology company specializing in protein engineering. From January 1984 to March 1987, Mr. Frashier served as Chairman and Chief Executive Officer of Continental Water Systems, Inc., a privately-held corporation. Mr. Frashier received his B.S. in chemical engineering from Texas Tech University in 1958 and M.S. in Management from MIT in 1970. Mr. Frashier currently serves as a director of Anaderm Research Corp. and Helicon Therapeutics, Inc., both of which are privately-held companies. Mr. Frashier also serves as a director of Atlantic Biopharmaceutics, Inc. a privately-held company and Maxim Pharmaceuticals, Inc., which is a public company traded on the AMEX.

         Ira J. Gelb, M.D. has been a director of the Company since April 1994. Dr. Gelb received his M.D. from New York University School of Medicine in 1951. After finishing his training in cardiology at the Mount Sinai Hospital in New York City in 1957, Dr. Gelb continued his association with that institution until his retirement in 1992. During this period, he was appointed Attending Cardiologist and Associate Clinical Professor at the Mount Sinai School of Medicine. Other appointments included Adjunct Associate Clinical Professor of Cardiology at Cornell Medical School, Adjunct Clinical Professor of Cardiology at New York Medical College, Cardiology Consultant at Lawrence Hospital, Bronxville, N.Y. and United Hospital, Portchester, N.Y. Dr. Gelb is a former President of the American Heart Association, Westchester-Putnam Chapter, and was a Senior Assistant Editor with the American Journal of Cardiology from 1968 to 1983, when he became a founding editor of the Journal of the American College of Cardiology, the "JACC". Dr. Gelb continued as a Senior Assistant Editor of JACC until his retirement in 1992. Since that time, he has served on the boards of various pharmaceutical companies. Since 1992, Dr. Gelb has been an Honorary Lecturer at The Mount Sinai School of Medicine. Dr. Gelb has also served as the Clinical Coordinator of Biomedical Programs and Professor of Chemistry & Biochemistry at Florida Atlantic University, "FAU," since 1998, an Adjunct Professor and a member of FAU's Foundation Board since October 1996 and FAU's Steering Committee since 1997. Dr. Gelb has served as a member of the Board of Directors of the American Heart Association, Boca Raton Division since December 1996 and was appointed President in June 1999. In 1998, Boca Raton Community Hospital added Dr. Gelb as a member to its Foundation Board. In November 1998, Dr Gelb was appointed Voluntary Professor of Medicine at the University of Miami School of Medicine. At present he is Director of Clinical Programs and Clinical Professor, Biomedical Science, Charles E. Schmidt College of Science, Florida Atlantic University.

         Irwin C. Gerson has been a director of the Company since March 1995. From 1995 until December 1998, Mr. Gerson served as Chairman of Lowe McAdams Healthcare and prior thereto had been, since 1986, Chairman and Chief Executive Officer of William Douglas McAdams, Inc., one of the largest advertising agencies in the U.S. specializing in pharmaceutical communications to healthcare professionals. In February 2000 he was inducted into the Medical Advertising Hall of Fame. Mr. Gerson has a B.S. in Pharmacy from Fordham University and an MBA from the NYU Graduate School of Business Administration. He is a director of Andrx Corporation, a Nasdaq-listed public company and Cure.com Inc., a privately held corporation. In 1992, Mr. Gerson received an honorary Doctor of Humane Letters from the Albany College of Pharmacy. Mr. Gerson served as a Trustee of Long Island University, Chairman of The Council of Overseers-Arnold and Marie Schwartz College of Pharmacy, member of the Board of Trustees of the Albany College of Pharmacy and, from 1967 through 1974, was a lecturer on sales management pharmaceutical marketing at the Columbia College School of Pharmacy. Mr. Gerson also has served as a Member of the Board of Governors, New York Council, American Association of Advertising Agencies, a Director of Business Publications Audit, a Director of the Connecticut Grand Opera, and a Director of the Stamford Chamber Orchestra. Mr. Gerson previously served as a director of the foundation of Pharmacists and Corporate Americans for AIDS Education, the Pharmaceutical Advertising Council, Penn Dixie Industries, Continental Steel Corporation, the Nutrition Research Foundation and as a Trustee of the Chemotherapy Foundation.

         Walter M. Lovenberg, Ph.D. has been a director of the Company since August 1995. From 1989 to 1993, Dr. Lovenberg served as Executive Vice President and member of the Board of Directors of Marion Merrell Dow Inc. Dr. Lovenberg also served as the President of the Marion Merrell Dow Research Institute from 1989 to 1993 and Vice President from 1986 through 1989. Prior to joining Marion Merrell Dow in 1958, Dr. Lovenberg was a Senior Scientist and Chief of Biochemical Pharmacology at the National Institutes of Health. Dr. Lovenberg has served as President of Lovenberg Associates, Inc. since 1993. Since 1997, Dr. Lovenberg has served as Chief Executive Officer of Helicon Therapeutics Inc., a private company, and since 1992 and 1995, Dr. Lovenberg has served as a director of Xenometrix, Inc. and a director of Inflazyme Pharmaceutics, Ltd. (which is traded on the Toronto Exchange). Also, since 1994, Dr. Lovenberg has served as director of OSI Pharmaceuticals, Inc., a Nasdaq-listed public company. Dr. Lovenberg received a Ph.D. in Biochemistry from George Washington University in 1962 and a B.S. in Biochemistry and an M.S. in Agriculture from Rutgers University in 1958 and 1956, respectively. Dr. Lovenberg, who serves as Executive Editor of Analytical Biochemistry and Editor (USA) of Neurochemistry International, is a consulting editor to several other scientific journals. Dr. Lovenberg has been the recipient of many awards, including a Fulbright-Hays Senior Scholar Award and a Public Health Service Superior Service Award. Dr. Lovenberg is a member of the American College of Neuropsychopharmacology, the American Society of Neurochemistry and the American Society of Biochemistry and Molecular Biology.

         Daniel Shusterman, J.D. was named our Vice President of Operations in 1994 and Treasurer and Chief Financial Officer in March 1995, after having served as our Director of Operations since he joined us in 1991. Mr. Shusterman received his M.S. degree with an emphasis on biotechnology from the University of Texas in 1988. He was Director of Operations at Wadley/Phillips Partnership for three years prior to joining us. Mr. Shusterman is a registered Patent Agent and received his J.D. from Texas Wesleyan University School of Law in 1993 and has been a member of the Texas bar since 1994. In addition to his role as a V.P. of Operations, Mr. Shusterman is contributing to our implementation of an intellectual property protection and maintenance system.

         Dorit Arad, Ph.D. joined us as Vice President of Drug Design in January 1999 and was named Executive Vice President of Drug Design in September 1999. From 1996 until 1998, Dr. Arad served as Scientific Director at Saturi Medical Research LTD. From 1991 until 1993, Dr. Arad served as a consultant to Teva-Israel Pharmaceutical Industries. In addition, Dr. Arad has served as an instructor and lecturer at Technicon in Haifa, Israel and as a lecturer at the Tel-Aviv University. Dr. Arad is the co-author of a number of scientific articles and papers. Dr. Arad received her B.Sc., M.Sc. and D.Sc. Degrees in Chemistry from Technicon, Haifa, Israel.

         Susan L. Berent. Ph.D. has been with us since 1991 as the Director of our Gene and Protein Engineering and Computer Systems. Dr. Berent received her Ph.D. in Biological Chemistry from the University of Michigan and completed a postdoctoral fellowship at the Department of Molecular Genetics, Wadley Institutes of Molecular Medicine. She was appointed to Senior Scientist at Wadley in 1984 and maintained that position in the Wadley/Phillips Partnership until she joined us. Dr. Berent is an expert in protein chemistry, DNA libraries, cytokines such as TNF, and production Systems.

         Hakim Labidi Ph.D. has been with us since 1991 as the Director of our Vaccine Program. Dr. Labidi received his Ph.D. in Microbiology at the Pasteur Institute in Paris, France and has been one of our senior scientists since 1991. Prior to joining us, Dr. Labidi was a Senior Research Investigator and Assistant Professor at the University of Texas from 1987 to 1989 and an Associate Professor at Kuwait University from 1989 until 1991. Dr. Labidi was the first to isolate and sequence a plasmid from mycobacterium.

         Rajinder Singh Sidhu. Ph.D. has been with us since 1991 as the Director of our Fungal Program and Co-Director of our Gene Expression Systems. Dr. Sidhu received his Ph.D. degree in Microbiology from Haryana Agricultural University in Hissar, India, and completed a postdoctoral fellowship at Osaka University in Japan. He was appointed to Senior Scientist at Wadley in 1984 and maintained that position in the Wadley/Phillips Partnership until he joined us. Dr. Sidhu is an expert on gene fusion and engineering, fungal genes and secretion, cytokines such as TNF, and production Systems.

         Richard M. Torczynski, Ph.D. has been with us since 1991 as the Director of our Human Gene Discovery, Mammalian Expression System and Diagnostic Development programs, and Co-Director of our Molecular Immunology program. Dr. Torczynski received his Ph.D. degree in Biology from the University of Texas and completed his research fellowship under the direction of Dr. Arthur Bollon. He was appointed to Senior Scientist at Wadley in 1984 and maintained that position in Wadley/Phillips Partnership. Dr. Torczynski is an expert on certain specialized gene libraries, monoclonal antibodies and cytokines such as interferon.

         Our Board of Directors currently consists of four members. All directors hold office until the next annual meeting of stockholders and until their successors are duly elected and qualified. Officers are elected to serve, subject to the discretion of the Board of Directors, until their successors are appointed.

         As of March 7, 2000, directors receive fees of $1,500 per month, or an annual fee of $18,000 and $1,500 per board meeting, $500 per committee meeting attended and $500 per conference call attended. Dr. Gelb has, to date, also received options to purchase 154,000 shares of common stock with exercise prices ranging from $2.69 to $7.438 per share. Mr. Gerson has, to date, received options to purchase 150,000 shares of common stock with exercise prices ranging from $2.69 to $7.438 per share. Dr. Lovenberg has, to date, received options to purchase 155,000 shares of common stock with exercise prices ranging from $2.69 to $7.438 per share. Mr. Frashier has, to date, received options to purchase 75,000 shares of common stock with an exercise price of $6.00 to $7.438 per share. See "Executive Compensation" for information regarding stock option grants to Dr. Bollon. Directors are also reimbursed for expenses actually incurred in connection with their attendance at meetings of the Board of Directors. See "Security Ownership of Certain Beneficial Owners and Management."

         Our Certificate of Incorporation includes certain provisions permitted pursuant to Delaware law whereby our officers and directors are to be indemnified against certain liabilities. Our Certificate of Incorporation also limits, to the fullest extent permitted by Delaware law, a director's liability for monetary damages for breach of fiduciary duty, including gross negligence, except liability for (i) breach of the director's duty of loyalty, (ii) acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of the law, (iii) the unlawful payment of a dividend or unlawful stock purchase or redemption and (iv) any transaction from which the director derives an improper personal benefit. Delaware law does not eliminate a director's duty of care and this provision has no effect on the availability of equitable remedies such as injunction or rescission based upon a director's breach of the duty of care. In addition, we have obtained an insurance policy providing coverage for certain liabilities of our officers and directors

         We have been advised that it is the position of the SEC that insofar as the foregoing provision may be invoked to disclaim liability for damages arising under the Securities Act, such provision is against public policy as expressed in the Securities Act and is therefore unenforceable.


SCIENTIFIC ADVISORS/CONSULTANTS

         Our Scientific Advisory Board currently consists of individuals having extensive experience in the fields of molecular genetics, chemistry, oncology and microbiology. At our request, the scientific advisors review and evaluate our research programs and advise us with respect to technical matters in fields in which we are involved.

         The following table sets forth the name and current position of each scientific advisor


         Name                                                 Position
         ----                                                 --------
         Yitzhak Apeloig, Ph.D                       Professor, Department of Chemistry at the Technion-Israel Institute
                                                     of Technology

         Hugo David, M.D., Ph.D.                     Consultant, New University of Lisbon, Institute of Hygiene and
                                                     Topical Medicine

         Donald M. Gray, Ph.D.                       Professor, Department of Molecular and Cell Biology, University of
                                                     Texas at Dallas

         Andrew S. Kende, Ph.D.                      C.F. Houghton Professor of Chemistry at the University of Rochester

         Sidney Pestka, M.D.                         Chairman & Professor, Department of Molecular Genetics and
                                                     Microbiology and Professor of Medicine, University of Medicine and
                                                     Dentistry of New Jersey, Robert Wood Johnson Medical School

         John A. Pople, Ph.D.                        Trustee's Professor of Chemistry at Northwestern University

         Jeffrey Schlom, Ph.D.                       Chief, Laboratory of Tumor Immunology and Biology, Division of
                                                     Cancer Biology and Diagnosis, National Cancer Institute, National
                                                     Institutes of Health

         David A. Scheinberg, M.D., Ph.D.            Chief, Leukemia Service; Head, Hematopoietic Cancer Immunochemistry
                                                     Laboratory, Memorial Sloan-Kettering Cancer Center

         Gary Strobel, Ph.D.                         Professor, Montana State University

All of the scientific advisors are employed by other entities and some have consulting agreements with other such entities, some of which may compete with us. Five of the current scientific advisors receive $1,000 per month from us and one scientific advisor receives $2,000 per month from us. The scientific advisors are expected to devote only a small portion of their time to us and are not expected to participate actively in our day-to-day affairs. Certain of the institutions with which the scientific advisors are affiliated may adopt new regulations or policies that limit the ability of the scientific advisors to consult with us. It is possible that any inventions or processes discovered by the scientific advisors will remain the property of such persons or of such persons' employers. In addition, the institutions with which the scientific advisors are affiliated may make available the research services of their personnel, including the scientific advisors, to our competitors.

         Dr. Yitzak Apeloig is Professor and Chairman of the Department of Chemistry at the Technion - Israel Institute of Technology in Haifa, Israel. He is an authority in the areas of Organosilicon Chemistry, Computational Chemistry and Mechanistic Organic Chemistry.

         Dr. Hugo David is a Consultant for Mycobacteriology to the Institute of Hygiene and Tropical Medicine at New University of Lisbon. He was chief of the mycobacteriology branch at Center for Disease Control (CDC) and was Professor and Head of the Mycobacterial and Tuberculosis Unit at Pasteur Institute in Paris. Dr. David is an authority on mycobacterial infections and vaccine development for tuberculosis and leprosy.

         Dr. Donald M. Gray is a Professor and was, until August 1995, the Chairman of the Department of Molecular and Cell Biology, University of Texas at Dallas. He is a world authority on DNA structures in solution and is working with us on antisense therapy.

         Andrew S. Kende, Ph.D. is the C.F. Houghton Professor of Chemistry at the University of Rochester. Through his work in synthesis of novel compounds, he is recognized as one of the world's leading organic chemists. Dr. Kende's group was the first to synthesize the full taxane framework later used to synthesize the anticancer drug Taxol. Dr. Kende graduated from Harvard University where he earned his Ph.D. Dr. Kende is currently the president of Organic Synthesis, Inc., and is Associate Editor of Organic Chemistry. He is also a member of the Editorial Advisory Board for the Journal of the American Chemical Society.

         Dr. Sidney Pestka is Professor and Chairman of the Department of Molecular Genetics and Microbiology and Professor of Medicine, University of Medicine and Dentistry of New Jersey, Robert Wood Johnson Medical School. Dr. Pestka was formerly head of the program at the Roche Institute of Molecular Biology, which resulted in the development of interferon for commercialization.

         John A. Pople, Ph.D. is a Trustee's Professor of Chemistry at Northwestern University. A 1998 Nobel Laureate in Chemistry, Dr. Pople graduated from Cambridge University where he received his M.A. and Ph.D, before joining the Chemistry Department at Carnegie Mellon University. Dr. Pople developed computational methods in chemistry, based on the theory of quantum mechanics.

         Dr. Jeffrey Schlom is Chief of the Laboratory of Tumor Immunology and Biology, Division of Cancer Biology and Diagnosis at the National Cancer Institute, National Institutes of Health and is one of the world leaders in the development of monoclonal antibodies for cancer therapy.

         Dr. David A. Scheinberg is Chief of Leukemia Service and Head of the Hematopoietic Cancer Immunochemistry Laboratory at Memorial Sloan-Kettering Cancer Center. He is an authority on the immunotherapy of cancer and has directed many clinical trials for new anticancer products.

         Dr. Gary Strobel is Professor at Montana State University. Dr. Strobel and colleagues Dr. Andrea Stierle and Dr. Donald Stierle isolated the fungus, Taxomyces andreanae, which is being used by the Company to make the anticancer drug, Paclitaxel.

ITEM 11. EXECUTIVE COMPENSATION

         The following table sets forth the aggregate compensation paid or accrued by us for services rendered during the last three fiscal years to Dr. Arthur P. Bollon, our Chief Executive Officer. Under the Securities Act, we are required to disclose the same information for our four most highly compensated executive officers, in addition to our Chief Executive Officer, whose annual compensation exceeded $100,000 for the fiscal year ended December 31, 1999. However, since none of our executive officer's, other than Dr. Bollon's, compensation exceeded $100,000 for the last fiscal year, we are only required to disclose Dr. Bollon's compensation for the past three fiscal years.

                           SUMMARY COMPENSATION TABLE


                                                                                                          LONG-TERM
                                                  ANNUAL COMPENSATION                                   COMPENSATION
                                                                                                            AWARDS
     NAME AND PRINCIPAL                                                              ALL OTHER
          POSITION                 YEAR             SALARY      BONUS              COMPENSATION (1)     STOCK OPTIONS #
Arthur P. Bollon,                  1999            $205,988      --                   $6,000                 25,000
   Chairman and Chief              1998            $186,230      --                   $6,000                100,000
   Executive Officer               1997            $180,856      --                   $6,000                 95,000

--------------

(1) Consisting of car allowances.


EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL ARRANGEMENTS

         Arthur P. Bollon, Ph.D. is employed by us under an employment agreement, expiring November 6, 2003. The employment agreement provides for the payment to Dr. Bollon of a base salary of $200,000 per year with annual increases of not less that 5% per year. In addition, in the event Dr. Bollon is terminated without just cause or due to a disability, the employment agreement provides that Dr. Bollon shall receive severance payments of equal monthly installments at the base rate until the earlier of the expiration of the term or the expiration of 36 months. Dr. Bollon also receives a car expense allowance of $500 per month under the employment agreement.

         We granted Dr. Bollon the following options:

         o In November 1992, we granted Dr. Bollon options to purchase 200,000 shares of our common stock at an exercise price of $1.65 per share.

         o In April 1996, we granted Dr. Bollon options to purchase 50,000 shares of our common stock at an exercise price of $4.125 per share.

         o In December 1996, we granted Dr. Bollon options to purchase 100,000 shares of our common stock at an exercise price of $2.25 per share.

         o In January 1997, we granted Dr. Bollon options to purchase 50,000 shares of our common stock at an exercise price of $2.375 per share.

         o In June 1997, we granted Dr. Bollon options to purchase 20,000 shares of our common stock at an exercise price of $2.6875 per share.

         o In September 1997, we granted Dr. Bollon options to purchase 25,000 shares of our common stock at an exercise price of $4.3125 per share.

         o In September 1998, we granted Dr. Bollon options to purchase 25,000 shares of our common stock at an exercise price equal to $3.56 per share.

         o In October 1998, we granted Dr. Bollon options to purchase 75,000 shares of our common stock at an exercise price of $4.75 per share.

         o In August 1999, we granted Dr. Bollon options to purchase 25,000 shares of our common stock at an exercise price of $6.75 per share.

         o In January 2000, we granted Dr. Bollon options to purchase 50,000 shares of our common stock at an exercise price of $7.438 per share.

         o In January 2000, we granted Dr. Bollon options to purchase 25,000 shares of our common stock at an exercise price of $7.438 per share, subject to the approval of the 2000 Employee Stock Option Plan by a majority of our shareholders.

         All but the January 2000 grant for 25,000 stock options have been registered under the Securities Act. All such options are exercisable to the extent of 40% after six months of continuous employment from the date of grant and to the extent of an additional 20% on and after each of the first three anniversaries of the date of grant with the exception of the January 2000 grant of 25,000 options which is exercisable to the extent of 50% after one year of continuous employment from the date of grant and to the extent of the additional 50% on the second anniversary of the date of the grant.

         Each of our executive officers and principal scientists have entered into confidentiality and patent assignment agreements with Cytoclonal Pharmaceutics Inc.


STOCK OPTIONS

         In October 1992, our Board of Directors adopted the Cytoclonal Pharmaceutics Inc. 1992 Stock Option Plan. The 1992 Plan provides for the grant of incentive stock options intended to qualify as such under Section 422 of the Internal Revenue Code of 1986, as amended, and nonstatutory stock options which do not so qualify. Under the 1992 Plan, as amended, 520,000 shares of our common stock were reserved for issuance to our officers, employees, consultants and advisors. As of March 23, 2000, options to purchase 230,000 shares of our common stock have been exercised, no shares are available for future grant and options to purchase 290,000 shares of common stock remain outstanding under the 1992 Plan. The exercise prices of such options range from $1.65 to $5.00 per share.

         In April 1996, our Board of Directors adopted the Cytoclonal Pharmaceutics Inc. 1996 Stock Option Plan. Under the 1996 Plan, 750,000 shares of our common stock have been reserved for issuance to our officers, directors, employees, consultants and advisors. The 1996 Plan provides for the grant of incentive stock options intended to qualify as such under Section 422 of the Internal Revenue Code of 1986, as amended, and nonstatutory stock options which do not so qualify. In October 1998, stockholders approved an amendment to the 1996 Plan to increase the number of stock options available for grant under the plan from 750,000 to 1,500,000. As of March 23, 2000, options to purchase 31,800 shares of our common stock have been exercised, options to purchase 0 shares of our common stock are available for future grant and options to purchase 1,468,200 shares of our common stock remain outstanding. The exercise prices of such options granted so far range from $2.25 to $8.375 per share. All such options are 40% exercisable after six months of continuous employment from the date of grant and increase by 20% increments on each of the first three anniversaries of the date of grant.

         In January 2000, our Board of Directors adopted the Cytoclonal Pharmaceutics Inc. 2000 Stock Option Plan, subject to approval of the Plan by a majority of our shareholders. Under the 2000 Plan, 1,000,000 shares of our common stock will be reserved for issuance to our officers, directors, employees, consultants and advisors. The 2000 Plan will provide for the grant of incentive options intended to qualify as such under Section 422 of the Internal Revenue Code of 1986, as amended, and nonstatutory stock options which do not so qualify. Under the Plan, 116,000 options to purchase common stock have been granted subject to approval of the Plan by a majority of our shareholders.

         Our stock option plans are administered by the Compensation Committee of our Board of Directors. Subject to the limitations set forth in the plans, the Compensation Committee has the authority to determine to whom options will be granted, the term and vesting schedule of options and the exercise price. The maximum term of each incentive stock option granted under the plans is ten years. The exercise price of options qualifying as "incentive stock options" may not be less than the fair market value of our common stock on the date of the grant. The exercise price of incentive stock options granted to any participant who owns more than 10% of the total combined voting power of all classes of our outstanding stock must be not less than 110% of the fair market value on the date of grant, and incentive stock options granted to such participants must also expire within five years from the date of grant. Under the 1992 Plan, the exercise price of options is payable in cash or, at the discretion of the Board, in our common stock or a combination of cash and common stock. Under the 1996 Plan, the exercise price of options is payable in cash or such other means which the Board determines are consistent with such Plan and with applicable laws and regulations.

         The following table sets forth certain information with respect to options granted during the year ended December 31, 1999 to Dr. Bollon, our Chief Executive Officer. Besides Dr. Bollon, none of our executive officer's 1999 annual compensation exceeded $100,000, and therefore, are not listed in accordance with the Securities Act.


                        OPTION GRANTS IN FISCAL YEAR 1999


                                                       INDIVIDUAL GRANTS
        -----------------------------------------------------------------------------------------------------------
                                                            % OF TOTAL
                                                             OPTIONS
                                                             GRANTED TO          EXERCISE OF
                                         OPTIONS           EMPLOYEES IN             BASE
         NAME                          GRANTED (#)         FISCAL YEAR(1)        PRICE ($/SH)      EXPIRATION DATE
         ----                          -----------         --------------        ------------      ---------------
         Arthur P.  Bollon, Ph.D.,        25,000               15                   6.75           August 31, 2009
         President and CEO

-----------

(1)   Excludes grants to non-employee directors and consultants.

         The following table sets forth certain information with respect to each exercise of stock options during the fiscal year ended December 31, 1999 by Dr. Bollon and the number and value of unexercised options held by Dr. Bollon as of December 31, 1999:


                           AGGREGATED OPTION EXERCISES
           IN FISCAL YEAR 1999 AND FISCAL 1999 YEAR END OPTION VALUES


                                                                                NUMBER OF
                                                                                SECURITIES             VALUE OF
                                                                                UNDERLYING          UNEXERCISED IN-
                                                                               UNEXERCISED            THE-MONEY
                                                                                OPTIONS AT            OPTIONS AT
                                             SHARES                             FY-END (#)            FY-END (#)
                                          ACQUIRED ON         VALUE            EXERCISABLE/          EXERCISABLE/
                  NAME                    EXERCISE (#)     REALIZED ($)        UNEXERCISABLE       UNEXERCISABLE (1)
                  ----                    ------------     ------------       --------------      -------------------
         Arthur P.  Bollon, Ph.D.                0                0           486,000/84,000      $3,645,000/$630,000

--------------

(1) Based on the fair market value of the Company's Common Stock on December 31, 1999 as quoted on the Nasdaq SmallCap Market.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         Generally, under the Securities Exchange Act of 1934, a person is deemed to "beneficially own" securities which that person has the right to acquire within 60 days. The following table sets forth certain information regarding the beneficial ownership of our capital stock as of March 28, 2000, by each person deemed to be the beneficial owner of more than 5% of any class of our capital stock, each of our directors and all directors and executive officers as a group, without naming them. Except as otherwise indicated, each of the persons named has sole voting and investment power with respect to the shares shown below.



                                                    Common Stock                    Series A Preferred Stock
                                             -------------------------      -----------------------------------------
                                               Amount                        Amount
                                             and Nature                     and Nature                      Percent
                                                 of                             of                           of all
                                             Beneficial      Percent        Beneficial      Percent          Voting
            Name and Address                 Ownership       of Class       Ownership       of Class       Securities
         of Beneficial Owner(1)                 (2)            (2)             (3)            (3)             (4)
         ----------------------              ----------     ----------      ----------     ----------      ----------

Roan/Meyers Associates, L.P.(5) ........      2,070,791           15.5%         26,620            3.6%           14.8%

Bruce Meyers(6) ........................      1,656,278           12.7%         26,620            3.6%           12.2%

Arthur P. Bollon, Ph.D.(7) .............        673,400            5.1%             --             --             4.8%

Gary E. Frashier (8) ...................         24,000              *              --             --               *

Ira J. Gelb, M.D.(9) ...................        116,000              *              --             --               *

Irwin C. Gerson(10) ....................        112,000              *              --             --               *

Walter M. Lovenberg, Ph.D.(11) .........        115,500              *              --             --               *

Directors and executive officers as a
group (7 persons)(12) ..................      1,184,900            8.6%             --             --             8.2%

---------------------
 * Less than 1%

Except as otherwise indicated, each of the persons named has sole voting and investment power with respect to the shares shown below.

(1) Except as otherwise indicated, the address of each beneficial owner is c/o the Company, 9000 Harry Hines Boulevard, Suite 621, Dallas, Texas 75235.

(2) Calculated on the basis of 12,788,040 shares of Common Stock outstanding except that shares of Common Stock underlying options or warrants exercisable within 60 days of the date hereof are deemed to be outstanding for purposes of calculating the beneficial ownership of securities of the holder of such options or warrants. This calculation excludes shares of Common Stock issuable upon the conversion of Series A Preferred Stock.

(3) Calculated on the basis of 745,031 shares of Series A Preferred Stock outstanding.

(4) Calculated on the basis of an aggregate of 13,533,071 shares of Common Stock and Series A Preferred Stock outstanding except that shares of Common Stock underlying options and warrants exercisable within 60 days of the date hereof are deemed to be outstanding for purposes of calculating beneficial ownership of securities of the holder of such options or warrants. This calculation excludes shares of Common Stock issuable upon the conversion of Series A Preferred Stock.

(5) The address for Roan/Meyers Associates, L.P. ("RMA") (formerly, Janssen-Meyers Associates, L.P.) is 17 State Street, New York, New York 10004. Mr. Bruce Meyers is a 100% stockholder and the sole officer and director of the corporate general partner of RMA. Includes (i) 262,184 shares of Common Stock issuable upon the exercise of 65,546 Unit Purchase Options and underlying C and D Warrants granted to RMA for underwriting services in connection with the Company's initial public offering in November 1995 (the "IPO"),
         (ii) 81,502 shares of Common Stock issuable upon the exercise of a Unit Purchase Option and underlying Class E Warrants granted to RMA for placement agent services in connection with the Company's April 1998 private placement (the "April 1998 Private Placement") and (iii) the aggregate amount of shares of Common Stock and Series A Preferred Stock beneficially owned by Mr. Meyers. See (6) below.

(6) Mr. Meyers' address is c/o RMA referenced in note (5) above. Consists of (i) 1,332,358 shares of Common Stock, (ii) 101,304 shares of Common Stock issuable upon the exercise of 25,326 Unit Purchase Options and underlying C and D Warrants originally granted to RMA for underwriting services in connection with the IPO, (iii) 131,856 shares of Common Stock issuable upon the exercise of a currently exercisable Unit Purchase Option and underlying Class E Warrants granted to RMA for placement agent services in connection with the April 1998 Private Placement, (iv) 30,563 shares of Common Stock issuable upon the exercise of currently exercisable Class E Warrants, (v) 88,567 shares of Common Stock issuable upon the exercise of currently exercisable Class D Warrants and (vi) 62,000 shares of Common Stock held by The Meyers Foundation of which Mr. Meyers has voting control. Does not include 26,620 shares of Common Stock issuable upon the conversion of 26,620 shares of Series A Preferred Stock. See note (5) above.

(7) Ownership consists of 167,400 shares of Common Stock and options to purchase 506,000 shares of Common Stock which are currently exercisable or exercisable within 60 days of the date hereof. Does not include options to purchase 139,000 shares of Common Stock not exercisable within 60 days of the date hereof.

(8) Ownership consists of options to purchase 24,000 shares of Common Stock currently exercisable or exercisable within 60 days of the date hereof. Does not include options to purchase 51,000 shares of Common Stock not exercisable within 60 days of the date hereof.

(9) Ownership consists of options to purchase 116,000 shares of Common Stock which are currently exercisable or exercisable within 60 days of the date hereof. Does not include options to purchase 38,000 shares of Common Stock not exercisable within 60 days of the date hereof.

(10) Ownership consists of options to purchase 112,000 shares of Common Stock which are currently exercisable or exercisable within 60 days of the date hereof. Does not include options to purchase 38,000 shares of Common Stock which are not exercisable within 60 days of the date hereof.

(11) Ownership consists of 2,500 shares of Common Stock, options to purchase 112,000 shares of Common Stock which are currently exercisable or exercisable within 60 days of the date hereof and warrants to purchase 1,000 shares of Common Stock which are currently exercisable. Does not include options to purchase 38,000 shares of Common Stock which are not exercisable within 60 days of the date hereof.

(12) Ownership consists of 199,900 shares of Common Stock and options to purchase an aggregate of 985,000 shares of Common Stock which are currently exercisable or exercisable within 60 days of the date hereof. Does not include options to purchase 435,000 shares of Common Stock not exercisable within 60 days of the date hereof.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Roan/Meyers Associates, L.P. (formerly Janssen-Meyers Associates, L.P.) acted as the placement agent of our 1998 private placement. In consideration for its services rendered, they received fees of $563,368, a non-accountable expense allowance of $169,010, an accountable out-of-pocket expense allowance of $13,658, and legal and blue sky fees of $48,610. We also granted Roan/Meyers warrants, exercisable for a five-year period commencing April 2, 1998, to purchase 134,199 shares of our common stock and class E warrants to purchase 67,101 shares of our common stock.

ITEM 14.   EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON FORM 8-K

(a)      (1)      Independent Auditors' Report
                  Balance Sheets as of December 31, 1999 and 1998
                  Statements of Operations for the years
                     ended December 31, 1999, 1998 and 1997
                  Statements of Changes in Stockholders' Equity for
                     years ended December 31, 1999, 1998 and 1997
                  Statements of Cash Flows for the years
                     ended December 31, 1999, 1998 and 1997
                  Notes to Financial Statements

         (2)      Financial Statement Schedules

                  All schedules have been omitted because the required information is included in the financial statements or notes thereto or because they are not required.

         (3)       Exhibits

3.1      Certificate of Incorporation, as amended (l)

3.2      By-laws (l)

4.1 Specimen certificates representing Class C Warrants, Class D Warrants and Common Stock (l)

4.2 Form of Warrant Agreement with warrant certificates between the Company, Janssen/Meyers Associates, L.P. and American Stock Transfer and Trust Company (l)

4.3 Form of Unit Purchase Option in connection with the Company's Initial Public Offering (l)

4.4 Warrant Certificate issued to the Washington State University Research Foundation (4)

10.1 Form of Consulting Agreement between the Company and Janssen-Meyers Associates, L.P. (1)

10.2     Employment Agreement dated March 1, 1992 between the Company and Arthur
         P. Bollon, Ph.D. (1)

10.3 Employment Agreement dated March 1, 1992 between the Company and Bruce Meyers, as amended (l)

10.4 Employment Agreement effective November 7, 1995 between the Company and Daniel Shusterman (l)

10.5     1992 Stock Option Plan, as amended (l)

10.6     Form of Stock Option Agreement (l)

10.7 Lease Agreement dated September 1, 1993 between the Company and Mutual Benefit Life Insurance Company In Rehabilitation (l)

10.8 Lease Agreement dated October 1, 1991 between the Company and J.K. and Susie Wadley Research Institute and Blood Bank, as amended (l)

10.9 Purchase Agreement dated October 10, 1991 between the Company and Wadley Technologies, Inc. ("Wadley")(1)

10.10    Security Agreement dated October 10, 1991 between the Company and
         Wadley(l)

10.11 License Agreement dated March 15, 1989 between the Company and Phillips Petroleum Company, as amended(l)

10.12 License Agreement dated June 10, 1993 between the Company and Research & Development Institute, Inc. ("RDI"), as amended, relating to the Paclitaxel Fermentation Production System(l)

10.13 Research and Development Agreement effective June 10, 1993 between the Company and RDI, as amended(l)

10.14 License Agreement dated February 22, 1995 between the Company and RDI, as amended, relating to FTS-2(l)

10.15 Research, Development and License Agreement dated March 26, 1992 between the Company and Enzon, Inc. ("Enzon"), as amended(l)

10.16 Research, Development and License Agreement dated July 13, 1992 between the Company and Enzon relating to the Company's tumor necrosis factor technology(l)

10.17 Agreement effective June 30, 1992 between the Company and University of Texas at Dallas ("UTD"), as amended(l)

10.18 Research Agreement effective April 8, 1994 between the Company and Sloan-Kettering Institute for Cancer Research(l)

10.19 Joint Venture Agreement dated September 17, 1992 between the Company and Pestka Biomedical laboratories, Inc. ("Pestka")(1)

10.20 Stock Purchase Agreement dated September 17, 1992 between the Company and Pestka(l)

10.21 License Agreement dated September 17, 1992 between Cytomune, Inc. and Pestka(l)

10.22 Research and Development Agreement dated September 17, 1992 between Cytomune, Inc. and Pestka(l)

10.23 Marketing Agreement dated as of November 1, 1994 between Helm AG and the Company(l)

10.24    Extension Agreement with RDI dated June 5, 1995(l)

10.25    Third Amendment to Lease Agreement dated April 30, 1995(l)

10.26    Form of Subordinated Note Extension(l)

10.27    Form of Note Extension(l)

10.28    September 25, 1995 RDI Extension(l)

10.29    October 25, 1995 RDI Extension (1)

10.30 Amendment to License Agreement dated June 10, 1993, as amended, and Research and Development Agreement effective June 10, 1993, as amended, both agreements between the Company and RDI (2)

10.31 License Agreement No. W960206 effective February 27, 1996 between the Company and The Regents of the University of California(2)

10.32 License Agreement No. W960207 effective February 27, 1996 between the Company and The Regents of the University of California(2)

10.33 License Agreement with the Washington State University, dated July 2, 1996(3)*

10.34 Amendment to Agreement, effective June 30, 1992, as amended, between the Company and the University of Texas at Dallas(3)

10.35    1996 Stock Option Plan and Amendment No. 1 thereto (7)

10.36 Patent License Agreement, dated August 4, 1998, between The Regents of the University of California and the Company for Peptide Anti-estrogen for Breast Cancer Therapy (5)*

10.37 Master License Agreement, dated as of June 12, 1998, between the Company and Bristol-Myers Squibb Company (6)*

10.38 Sublicense Agreement, dated May 27, 1998, between the Company and Bristol-Myers Squibb under The Research & Development Institute, Inc. License Agreement, as amended, dated June 10, 1998 (6)*

10.39 Sublicense Agreement, dated May 19, 1998, between the Company and Bristol-Myers Squibb Company under the Washington State University Research Foundation License Agreement, dated June 8, 1996 (6)*

10.40 Amended and Restated License Agreement, dated June 3, 1998, between the Washington State University Research Foundation and the Company (6)*

10.41 Amendment, dated May 27, 1998, to the License Agreement, dated June 10, 1993, between The Research and Development Institute, Inc. and the Company (6)*

21       List of Subsidiaries - None

23       Consent of Independent Auditors

27       Financial Data Schedule

(3)      Reports on Form 8-K

         No reports on Form 8-K were filed during the last quarter of the fiscal year ended December 31,1999.

------------------------

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

(7) Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     CYTOCLONAL PHARMACEUTICS INC.

Dated: March 30, 2000                By: /s/ Arthur P. Bollon. Ph.D.
                                         ---------------------------------------
                                         Arthur P. Bollon, Ph.D., President

            In accordance with the Exchange Act, this report has been signed below by the following on behalf of the registrant and in capacities and on the dates indicated.


Signature                                Capacity                              Date
---------                                --------                              ----
/s/ Arthur P. Bollon, Ph.D.              Chairman, President and CEO           March 30, 2000
---------------------------
Arthur P. Bollon, Ph.D.

/s/ Daniel Shusterman, J.D.              Vice President of Operations,         March 30, 2000
---------------------------              Treasurer and Chief Financial
Daniel Shusterman                        Officer

/s/Gary E. Frashier                      Director                              March 30, 2000
---------------------------
Gary E. Frashier

/s/ Ira J. Gelb                          Director                              March 30, 2000
---------------------------
Ira J. Gelb

/s/ Irwin C. Gerson                      Director                              March 30, 2000
---------------------------
Irwin C. Gerson

/s/ Walter M. Lovenberg                  Director                              March 30, 2000
---------------------------
Walter M. Lovenberg

CYTOCLONAL PHARMACEUTICS, INC.

CONTENTS

                                                                                                                      PAGE
                                                                                                                      -----
FINANCIAL STATEMENTS

   Independent auditors' report                                                                                       F-2

   Balance sheets as of December 31, 1999 and 1998                                                                    F-3

   Statements of operations for the years ended December 31, 1999, 1998 and 1997                                      F-4

   Statements of changes in stockholders' equity for the years ended December 31, 1999,
      1998 and 1997                                                                                                   F-5

   Statements of cash flows for the years ended December 31, 1999, 1998 and 1997                                      F-6

   Notes to financial statements                                                                                      F-7

INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders
Cytoclonal Pharmaceutics Inc.
Dallas, Texas


We have audited the accompanying balance sheets of Cytoclonal Pharmaceutics Inc. as of December 31, 1999 and 1998, and the related statements of operations, changes in stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements enumerated above present fairly, in all material respects, the financial position of Cytoclonal Pharmaceutics Inc. as of December 31, 1999 and 1998, and results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1999, in conformity with generally accepted accounting principles.



Richard A. Eisner & Company, LLP

New York, New York
February 5, 2000

With respect to Note J
March 13, 2000

CYTOCLONAL PHARMACEUTICS INC.

BALANCE SHEETS

                                                                                          DECEMBER 31,
                                                                                --------------------------------
                                                                                     1999              1998
ASSETS                                                                          ---------------  ---------------
Current assets:
   Cash equivalents (Note B[5])                                                 $     3,213,000  $     6,826,000
   Prepaid expenses and other current assets                                            135,000           85,000
                                                                                ---------------  ---------------

      Total current assets                                                            3,348,000        6,911,000

Equipment, net (Notes B[1] and E)                                                       285,000          121,000
Patent rights, less accumulated amortization of $654,000 and $540,000
   (Notes B[2] and C)                                                                   780,000          710,000
Notes receivable - officer/stockholder - 9.75% due April 30, 2002                        74,000
Other assets                                                                              4,000            4,000
                                                                                ---------------  ---------------

                                                                                $     4,491,000  $     7,746,000
                                                                                ===============  ===============
LIABILITIES
Current liabilities:
   Accounts payable and accrued expenses (Note F)                               $       682,000  $       461,000
   Deferred revenue (Note B[9])                                                         207,000           67,000
   Current portion of royalties payable (Note C)                                        135,000          156,000
                                                                                ---------------  ---------------

      Total current liabilities                                                       1,024,000          684,000

Royalties payable (Note C)                                                              875,000        1,000,000
                                                                                ---------------  ---------------

                                                                                      1,899,000        1,684,000
                                                                                ---------------  ---------------
Commitments and other matters (Notes C and I)

STOCKHOLDERS' EQUITY (NOTE G)
Preferred stock - $.01 par value, 10,000,000 shares authorized; 728,903 and
   746,864 shares of Series A convertible preferred issued and
   outstanding (liquidation value $1,822,000 and $1,872,000)                              7,000            7,000
Common stock - $.01 par value, 30,000,000 shares authorized;
   10,377,453 and 10,209,844 shares issued and outstanding                              104,000          102,000
Additional paid-in capital                                                           24,759,000       23,785,000
Unearned compensatory costs                                                             (89,000)
Accumulated deficit                                                                 (22,189,000)     (17,832,000)
                                                                                 ---------------  ---------------

                                                                                      2,592,000        6,062,000
                                                                                ---------------  ---------------

                                                                                 $    4,491,000   $    7,746,000
                                                                                 ===============  ===============

See notes to financial statements                                           F-3

CYTOCLONAL PHARMACEUTICS INC.

STATEMENTS OF OPERATIONS

                                                                                           YEAR ENDED DECEMBER 31,
                                                                                ------------------------------------------------
                                                                                     1999             1998             1997

Revenue:                                                                        ---------------   -------------    -------------
   License and research fees (Note D)                                           $     1,375,000   $    1,183,000
                                                                                ---------------   -------------
Operating expenses:
   Research and development                                                           2,332,000        1,692,000   $   1,469,000
   General and administrative                                                         3,194,000        2,500,000       1,888,000
                                                                                ---------------   -------------    -------------
                                                                                      5,526,000        4,192,000       3,357,000
                                                                                ---------------   -------------    -------------
Other (income) expenses:
   Interest income                                                                     (222,000)        (286,000)       (107,000)
   Interest expense                                                                       6,000            5,000           2,000
                                                                                ---------------   -------------    -------------
                                                                                       (216,000)        (281,000)       (105,000)
                                                                                ---------------   -------------    -------------
Loss before cumulative effect of a change in accounting principle                    (3,935,000)      (2,728,000)     (3,252,000)
Cumulative effect on prior years (Note B[9])                                           (422,000)
                                                                                ----------------  -------------    -------------
NET LOSS                                                                             (4,357,000)      (2,728,000)     (3,252,000)
Preferred stock dividend                                                               (182,000)        (187,000)       (237,000)
                                                                                ---------------   -------------    -------------
NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS                                    $    (4,539,000)  $   (2,915,000)  $  (3,489,000)
                                                                                ===============   =============    =============
Basic and diluted net loss per common share:
   Loss before cumulative effect of a change in accounting principle            $          (.40)  $         (.30)  $        (.42)
   Cumulative effect on prior years                                                        (.04)
                                                                                ---------------   -------------    -------------
NET LOSS                                                                        $          (.44)  $         (.30)  $        (.42)
                                                                                ===============   ==============  ==============
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC AND
   DILUTED (NOTE B[4])                                                               10,333,000        9,742,000       8,268,000
                                                                                ===============   ==============  ==============



See notes to financial statements                                           F-4

CYTOCLONAL PHARMACEUTICS INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (NOTE G)

                                                                CONVERTIBLE
                                                              PREFERRED STOCK            COMMON STOCK         ADDITIONAL
                                                          ----------------------   -----------------------      PAID-IN
                                                             SHARES      AMOUNT       SHARES       AMOUNT       CAPITAL
                                                          -----------   --------   ------------  ---------   ------------
BALANCE - DECEMBER 31, 1996                                 1,228,629   $ 12,000      7,730,546  $  78,000   $ 14,074,000
Preferred dividend (stock)                                    122,788      1,000                                   (1,000)
Preferred stock converted to common stock                    (466,854)    (5,000)       466,854      5,000
Exercise of unit purchase option                               50,000      1,000        250,000      2,000        497,000
Exercise of warrants                                                                    277,098      2,000      1,309,000
Exercise of options                                                                      69,500      1,000        118,000
Value assigned to 10,000 ($1.45) and 40,000 ($2.88)
   options issued for professional services                                                                       133,000
Net loss for the year
                                                          -----------   --------   ------------  ---------   ------------

BALANCE - DECEMBER 31, 1997                                   934,563      9,000      8,793,998     88,000     16,130,000
Preferred dividend (stock)                                     94,680      1,000                                   (1,000)
Preferred stock converted to common stock                    (282,379)    (3,000)       282,379      3,000
Exercise of warrants                                                                    389,241      4,000      2,495,000
Exercise of options                                                                      73,200      1,000        130,000
Value assigned to 5,000 ($3.11), 12,500 ($3.47) and
37,500
   ($3.68) options issued for professional services                                                               197,000
Private placement                                                                       671,026      6,000      4,831,000
Other                                                                                                               3,000
Net loss for the year
                                                          -----------   --------   ------------  ---------   ------------

BALANCE - DECEMBER 31, 1998                                   746,864      7,000     10,209,844    102,000     23,785,000
Preferred dividend (stock)                                     74,648      1,000                                   (1,000)
Preferred stock converted to common stock                     (92,609)    (1,000)        92,609      1,000
Exercise of warrants                                                                     15,000                    59,000
Exercise of options                                                                       7,000                    25,000
Value assigned to 35,500 ($4.05), 30,000 ($4.99) and
   10,000 ($4.03) options and 50,000 ($3.38) warrants
   for professional services                                                                                      501,000
Shares exchanged for technology                                                          25,000                   184,000
Issuance of compensatory stock                                                           28,000      1,000        206,000
Net loss for the year
                                                          -----------   --------   ------------  ---------   ------------

BALANCE - DECEMBER 31, 1999                                   728,903   $  7,000     10,377,453  $ 104,000   $ 24,759,000
                                                          ===========   ========   ============  =========   ============

                                                             UNEARNED       ACCUMULATED
                                                           COMPENSATION       DEFICIT             TOTAL
                                                           -------------  ---------------      -----------
BALANCE - DECEMBER 31, 1996                                               $(11,852,000)       $  2,312,000
Preferred dividend (stock)                                                                               0
Preferred stock converted to common stock                                                                0
Exercise of unit purchase option                                                                   500,000
Exercise of warrants                                                                             1,311,000
Exercise of options                                                                                119,000
Value assigned to 10,000 ($1.45) and 40,000 ($2.88)
   options issued for professional services                                                        133,000
Net loss for the year                                                       (3,252,000)         (3,252,000)
                                                                          -------------       ------------

BALANCE - DECEMBER 31, 1997                                                (15,104,000)          1,123,000
Preferred dividend (stock)                                                                               0
Preferred stock converted to common stock                                                                0
Exercise of warrants                                                                             2,499,000
Exercise of options                                                                                131,000
Value assigned to 5,000 ($3.11), 12,500 ($3.47) and
37,500
   ($3.68) options issued for professional services                                                197,000
Private placement                                                                                4,837,000
Other                                                                                                3,000
Net loss for the year                                                       (2,728,000)         (2,728,000)
                                                                          -------------       ------------

BALANCE - DECEMBER 31, 1998                                                (17,832,000)          6,062,000
Preferred dividend (stock)                                                                               0
Preferred stock converted to common stock                                                                0
Exercise of warrants                                                                                59,000
Exercise of options                                                                                 25,000
Value assigned to 35,500 ($4.05), 30,000 ($4.99) and
   10,000 ($4.03) options and 50,000 ($3.38) warrants
   for professional services                               $(89,000)                               412,000
Shares exchanged for technology                                                                    184,000
Issuance of compensatory stock                                                                     207,000
Net loss for the year                                                        (4,357,000)        (4,357,000)
                                                          ----------      -------------       ------------

BALANCE - DECEMBER 31, 1999                                $(89,000)      $ (22,189,000)      $  2,592,000
                                                           ========       =============       ============

See notes to financial statements                                           F-5

CYTOCLONAL PHARMACEUTICS INC.

STATEMENTS OF CASH FLOWS

                                                                                           YEAR ENDED DECEMBER 31,
                                                                             --------------------------------------------------
                                                                                   1999             1998              1997
                                                                             ---------------   ---------------  ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:

   Net loss                                                                  $    (4,357,000)  $    (2,728,000) $    (3,252,000)
   Adjustments to reconcile net loss to net cash used in operating activities:
        Depreciation and amortization                                                200,000           131,000          116,000
        Value assigned to warrants, options and compensatory
           stock                                                                     619,000           197,000          133,000
        Equity in loss of joint venture                                                                                  16,000
        Changes in:
           Prepaid expenses and other current assets                                 (50,000)          (50,000)
           Deferred revenue                                                          140,000            67,000
           Accounts payable and accrued expenses                                     221,000            29,000          123,000
                                                                             ---------------   ---------------  ---------------
              Net cash used in operating activities                               (3,227,000)       (2,354,000)      (2,864,000)
                                                                             ---------------   ---------------  ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Notes receivable - officer/shareholder                                            (74,000)
   Purchase of equipment                                                            (250,000)          (76,000)         (44,000)
                                                                             ---------------   ---------------  ---------------
              Net cash used in investing activities                                 (324,000)          (76,000)         (44,000)
                                                                             ---------------   ---------------  ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net proceeds from private placement                                                               4,837,000
   Payment of royalty liability                                                     (146,000)          (63,000)         (31,000)
   Proceeds from exercise of options and warrants                                     84,000         2,630,000        1,430,000
   Other                                                                                                 3,000
   Proceeds from exercise of unit purchase option                                                                       500,000
                                                                             ---------------   ---------------  ---------------
              Net cash (used in) provided by financing activities                    (62,000)        7,407,000        1,899,000
                                                                             ---------------   ---------------  ---------------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                              (3,613,000)        4,977,000       (1,009,000)
Cash equivalents at beginning of year                                              6,826,000         1,849,000        2,858,000
                                                                             ---------------   ---------------  ---------------
CASH EQUIVALENTS AT END OF YEAR                                              $     3,213,000   $     6,826,000  $     1,849,000
                                                                             ===============   ===============  ===============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid for interest                                                    $         6,000   $         5,000  $         2,000
   Noncash investing activities:
      Equipment acquired included in accounts payable and
        accrued expenses                                                                                        $        28,000
   Common stock issued for technology                                        $       184,000


See notes to financial statements                                           F-6

CYTOCLONAL PHARMACEUTICS INC.


NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1999 AND 1998


NOTE A - THE COMPANY

Cytoclonal Pharmaceutics Inc. (the "Company") is involved in the research and development of various therapeutic and diagnostic pharmaceutical products for the prevention of cancer, viral and immune diseases. Through June 1998, the Company was in the development stage and its efforts had been principally devoted to research and development, capital formation and organizational development.


NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

[1]  EQUIPMENT:

     Equipment is stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets which range from five to seven years. Leasehold improvements are amortized over the lesser of the economic useful life of the improvement or term of the lease whichever is shorter.

[2]  PATENT RIGHTS AND COSTS:

     Purchased patents, which were acquired in October 1991, are stated at cost and are being amortized using the straight-line method over the 17 year life of the patents and charged to research and development expense (see Note C). Patents and technology acquired during 1999 are being amortized over the estimated useful life of 5 years (see Note I[2]).

     The Company reviews its patents for impairment whenever events or changes in circumstances indicate that the carrying amount of the patents may not be recoverable. In performing the review, the Company estimates undiscounted cash flows from products under development which are covered by these patents. Impairment based on the estimated fair value of the patents would be recognized if those estimated cash flows were less than the unamortized costs. Related patents are grouped in estimating future cash flows to determine whether patents are impaired and in measuring the amount of the impairment.

[3]  RESEARCH AND DEVELOPMENT:

     Research and development costs are charged to expense as incurred.

[4]  LOSS PER COMMON SHARE:

     Basic and diluted loss per common share is based on the net loss increased by dividends on preferred stock divided by the weighted average number of common shares outstanding during the year. No effect has been given to outstanding options, warrants or convertible preferred stock in the diluted computation as their effect would be antidilutive. The number of potentially dilutive securities excluded from computation of diluted loss per share were approximately 1,532,000, 1,656,000 and 1,480,000 for the years ended December 31, 1999, 1998 and 1997.

[5]  CASH EQUIVALENTS AND CONCENTRATION OF CREDIT RISK:

     Financial instruments which potentially subject the Company to concentration of credit risk consist of cash equivalents which amount to $3,213,000 at December 31, 1999. Cash equivalents consist of interest bearing cash deposits placed with a single financial institution. The Company considers all highly liquid short-term investments purchased with a maturity of three months or less to be cash equivalents.

CYTOCLONAL PHARMACEUTICS INC.


NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1999 AND 1998


NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

[7]  FAIR VALUE OF FINANCIAL INSTRUMENTS:

     The carrying value of cash equivalents, accounts payable and accrued expenses approximates their fair value due to the short period to maturity of these instruments. It is not practicable to estimate the fair value of royalties payable due to payment terms varying based on sales of products by the Company and the lack of such sales during the years ended December 31, 1999 and 1998.

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

[9]  REVENUE RECOGNITION AND CHANGE IN ACCOUNTING PRINCIPLE:

     Revenue from research support agreements is recognized as the expenses for research and development activities performed under the terms of the agreements are incurred. Revenue resulting from the achievement of milestones is recognized when the milestone is achieved. Amounts received in advance of services to be performed are recorded as deferred revenue. In December 1999, the staff of the Securities and Exchange Commission issued an accounting bulletin on revenue recognition which provides, among other matters, that nonrefundable license fees should be recognized over the period of performance of related research and development activities. Accordingly, the Company changed its accounting policy from recognizing revenue from nonrefundable license fees at signing of agreement to deferring and recognizing such fees over the period of performance of related research and development activities. Effective January 1, 1999, the Company reflected this change in accounting principle as a cumulative effect on prior years of $422,000, which is shown in the statement of operations. Payments to third parties in connection with nonrefundable license fees are being recognized over the period of performance of related research and development activities.

     Pro forma amounts assuming the revenue recognition is applied retroactively is as follows:

                                                                          DECEMBER 31,
                                                                -------------------------------
                                                                     1999              1998
                                                                -------------    --------------
              Net loss                                          $  (3,935,000)   $  (3,150,000)
              Loss per common share - basic and dilutive                 (.40)            (.34)

CYTOCLONAL PHARMACEUTICS INC.


NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1999 AND 1998


NOTE C - ROYALTIES PAYABLE


On October 10, 1991, the Company entered into an agreement to acquire certain patent rights, technology and know-how (the "Technology") from Wadley Technologies, Inc. ("Wadtech") for the fixed sum of $1,250,000 and ongoing royalties.

The agreement provides for the payment of royalties of up to 6.25% of gross selling price of products incorporating the Technology and up to 50% of all compensation received by the Company for sales by sublicensees of any products covered by the Technology, which will be applied to reducing the fixed sum of $1,250,000, until the fixed sum is paid. Thereafter, the agreement provides for the payment of royalties of up to 3.75% of gross selling price of products incorporating the Technology and up to 50% of all compensation received by the Company for sales by sublicensees of any products covered by the Technology. The agreement also provides for minimum annual royalty payments of $31,250, $62,500 and $125,000 payable quarterly during each twelve-month period beginning October 1, 1996, 1997 and 1998, respectively. Thereafter, during each twelve-month period beginning October 1, 1999, the agreement provides for minimum annual royalty payments of $125,000 payable monthly. Through December 31, 1999, the Company has made payments of $239,584.

The Company granted Wadtech a security interest in the Technology until the fixed sum is paid. The agreement continues for 99 years from October 10, 1991 and the Company has the option to terminate the agreement without cause on three months notice to Wadtech.


NOTE D - LICENSE AND RESEARCH AGREEMENT

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

For the year ended December 31, 1999, revenues of $375,000 and $1,000,000 for the license fee and research, respectively, were recognized under the agreement. For the year ended December 31, 1998, revenues of $750,000 and $433,000 for the license fee and research, respectively, were recognized under the agreement (see Note B[9]).


NOTE E - EQUIPMENT

Equipment is summarized as follows:

                                                                     DECEMBER 31,
                                                             --------------------------
                                                                  1999           1998
                                                             ------------  ------------
       Office equipment                                      $     78,000  $     42,000
       Furniture and fixtures                                      48,000        16,000
       Computers and laboratory equipment                         507,000       327,000
       Leasehold improvements                                       8,000         8,000
                                                             ------------  ------------

             Total                                                641,000       393,000

       Less accumulated depreciation and amortization             356,000       272,000
                                                             ------------  ------------

       Net                                                   $    285,000  $    121,000
                                                             ============  ============

CYTOCLONAL PHARMACEUTICS INC.

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1999 AND 1998

NOTE F - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

                                              DECEMBER 31,
                                         ---------------------
                                            1999        1998
                                         ---------   ---------

       Professional fees                 $ 202,000   $  99,000
       Payroll and related expenses        185,000     170,000
       Licensors and contractors           215,000     167,000
       Occupancy costs                      21,000      12,000
       Real estate taxes                    11,000
       Other                                48,000      13,000
                                         ---------   ---------

                                         $ 682,000   $ 461,000
                                         =========   =========



NOTE G - STOCKHOLDERS' EQUITY

(1)    PRIVATE PLACEMENT:

       In April and May 1998, the Company completed a private placement for an aggregate of 671,026 shares of common stock and 335,538 Class E warrants and received net proceeds of approximately $4,837,000.

(2)    PREFERRED STOCK:

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

(3)    COMMON STOCK:

       During 1999 the Company acquired certain technology for 25,000 shares of common stock (Note I[2]).

       In conjunction with the employment of the Vice President for Drug Design and the acquisition of technology, the Company paid a fee of $75,000 and granted third parties an aggregate of 28,000 shares of common stock, which were valued at market value at date of grant.

CYTOCLONAL PHARMACEUTICS INC.

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1999 AND 1998


NOTE G - STOCKHOLDERS' EQUITY  (CONTINUED)

(4)    WARRANTS:

       At December 31, 1999, outstanding warrants to acquire shares of the Company's common stock are as follows:

                                                               NUMBER OF
        WARRANT       EXERCISE              EXPIRATION          SHARES
         TYPE          PRICE                   DATE            RESERVED
        -------     ---------------   ---------------------    --------------

        Class A     $3.75             November 2000               115,000 (a)
        Class B     $4.375            November 2000               188,088 (a)
        Class C     $6.50             November 2000             2,006,073 (b)
        Class D     $8.75             November 2000             4,517,000 (b)
        Class E     $9.82 to $11.35   April 2003                  335,538 (c)
        Other       $4.25 to $9.00    July 2002 - July 2004       261,000 (d)
                                                               ----------

                                                                7,422,699
                                                               ==========

       (a)    Issued in conjunction with bridge financing in 1994

       (b)    Issued in conjunction with units sold in initial public offering

       (c)    See Note G(1)

       (d)    See Notes I(3) and I(4)

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

       Each Class C warrant entitles the holder to purchase a unit consisting of one share of common stock and one redeemable Class D detachable warrant. Each Class D warrant entitles the holder to purchase one share of common stock. The Class D warrants reflected in the above table include 2,006,073 warrants which are issuable upon exercise of the outstanding Class C warrants.

       In addition to the above, options are outstanding to purchase 506,250 warrants at $.10 per warrant. These warrants are exerciseable into an aggregate of 202,500 shares of common stock through November 2000 at a price of $3.75 per share. These options were granted to the placement agent in conjunction with the bridge financings in 1994.

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

CYTOCLONAL PHARMACEUTICS INC.

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1999 AND 1998


NOTE G - STOCKHOLDERS' EQUITY  (CONTINUED)

(5)    STOCK OPTIONS:

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

       Stock option activity under the 1992 Plan and the 1996 Plan are summarized as follows:

                                                                YEAR ENDED DECEMBER 31,
                                   --------------------------------------------------------------------------------
                                             1999                       1998                        1997
                                   -----------------------    ------------------------    -------------------------
                                                  WEIGHTED                    WEIGHTED                     WEIGHTED
                                                   AVERAGE                    AVERAGE                       AVERAGE
                                                  EXERCISE                    EXERCISE                     EXERCISE
                                      SHARES        PRICE        SHARES        PRICE          SHARES         PRICE
                                   ------------   --------    ------------    --------    ------------     --------

      Options outstanding
         at beginning of year        1,310,300      $3.50       1,032,500      $3.04          753,500        $2.67
      Granted                          335,000       6.62         351,000       4.52          350,000         3.57
      Exercised                         (7,000)      3.55         (73,200)      1.80          (69,500)        1.71
      Cancelled                         (3,000)      4.31                                      (1,500)        3.94
                                   -----------                -----------                 -----------

      Options outstanding at
         end of year                 1,635,300       4.16       1,310,300       3.50       1,032,500          3.04
                                   ===========                ===========                 ==========

      Options exercisable at
         end of year                 1,141,340       3.53         786,380       3.08          604,700         2.57
                                   ===========                ===========                 ===========

CYTOCLONAL PHARMACEUTICS INC.

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1999 AND 1998


NOTE G - STOCKHOLDERS' EQUITY  (CONTINUED)

(5)    STOCK OPTIONS:

       The following table presents information relating to stock options outstanding under the plans as of December 31, 1999:

                                                     OPTIONS OUTSTANDING                       OPTIONS EXERCISABLE
                                       -------------------------------------------      -----------------------------
                                                                          WEIGHTED
                                                        WEIGHTED          AVERAGE                            WEIGHTED
                                                         AVERAGE         REMAINING                           AVERAGE
                 RANGE OF                               EXERCISE          LIFE IN                            EXERCISE
              EXERCISE PRICE              SHARES          PRICE            YEARS            SHARES            PRICE
        -----------------------        ------------     --------         ---------      --------------       --------

        $1.65      -    $2.6875             477,500        $2.10            5.17               447,500         $2.06
        $3.25      -    $4.125              342,000         6.88            6.83               308,000          3.91
        $4.3125    -    $5.00               479,800         4.59            8.06               336,240          4.56
        $6.00      -    $8.38               336,000         6.75            9.46                49,600          7.42
                                       ------------                                     --------------

                                          1,635,300         4.16            7.24             1,141,340          3.53
                                       ============                                     ==============


       At December 31, 1999, no more options were available for future grant under the 1992 Plan and 155,000 options are available under the 1996 Plan.

       In addition to options issued under the plans, in February 1996, the Company granted options to purchase 100,000 shares of common stock at $4.25 as compensation for professional services. Such options, which are exercisable and expire in 2001, are outstanding at December 31, 1999.

       The weighted average fair value at date of grant for options granted during 1999, 1998 and 1997 was $4.34, $3.27 and $2.34 per option, respectively. The fair value of options at date of grant was estimated using the Black-Scholes option pricing model utilizing the following assumptions:

                                                    1999            1998            1997
                                                ------------   --------------   ------------

           Risk-free interest rates             4.7% TO 6.2%   4.41% to 5.63%   6.38% to
                                                                                   6.55%
           Expected option life in years             10              10               10
           Expected stock price volatility       34% TO 52%      49% to 86%       44% to 51%
           Expected dividend yield                   0%              0%               0%



       Had the Company elected to recognize compensation cost based on the fair value of the options at the date of grant as prescribed by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," net loss in 1999, 1998 and 1997 would have been $5,379,000, $3,199,000 and $3,593,000 or $.54, $.35 and $.46 per share, respectively.

CYTOCLONAL PHARMACEUTICS INC.

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1999 AND 1998


NOTE H - INCOME TAXES

At December 31, 1999, the Company had approximately $20,251,000 of net operating loss carryforwards and research and development credit carryforwards of approximately $225,000 for federal income tax purposes which expire as follows:

                                  NET             RESEARCH AND
                               OPERATING          DEVELOPMENT
                YEAR            LOSSES              CREDITS
                ----       -------------          ------------

                2006       $     194,000
                2007           1,153,000
                2008           1,905,000
                2009           2,678,000
                2010           2,606,000
                2011           2,617,000            $51,000
                2012           3,084,000             55,000
                2018           2,493,000             53,000
                2019           3,521,000             66,000
                           -------------           --------

                           $  20,251,000           $225,000
                           =============           ========


At December 31, 1999, the Company has a deferred tax asset of approximately $7,420,000 representing the benefits of its net operating loss carryforward and certain expenses not currently deductible. The Company's deferred tax asset has been fully reserved by a valuation allowance since realization of its benefit is uncertain. The difference between the statutory tax rate of 34% and the Company's effective tax rate of 0% is due to the increase in the valuation allowance of $1,520,000 (1999), $1,000,000 (1998) and $1,000,000 (1997). The
Company's ability to utilize its net operating loss carryforwards may be subject to an annual limitation in future periods pursuant to Section 382 of the Internal Revenue Code of 1986, as amended.


NOTE I - COMMITMENTS AND OTHER MATTERS

(1)    LEASES:

       The Company occupies office and laboratory space under two leases expiring through December 31, 2000. Minimum future annual rental payments are $235,000 in 2000.

       Rent expense was approximately $235,000, $142,000 and $140,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

(2)    EMPLOYMENT AGREEMENTS:

       The Company has employment agreements with two officers which provide for annual base salaries of $200,000 and $90,000 (subject to annual increases of not less than 5% per year and bonuses at the discretion of the Board of Directors), for a period of five years and three years, respectively, commencing November 1998.

CYTOCLONAL PHARMACEUTICS INC.

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1999 AND 1998


NOTE I - COMMITMENTS AND OTHER MATTERS  (CONTINUED)

(2)    EMPLOYMENT AGREEMENTS: (CONTINUED)

       On December 31, 1998, the Company entered into an employment agreement with its Vice President for Drug Design. In connection with the employment agreement, the employee assigned to the Company certain technology. The agreement is for a period of three years commencing January 4, 1999 and shall be extended for successive twelve-month periods unless terminated by either party. The agreement, as amended provides for an annual base salary of $125,000 (subject to annual increases of 5% at the beginning of each calendar year, commencing on January 1, 2000) and the employee received 25,000 shares of the Company's common stock, which was valued at market value on the date of grant, in full consideration for the assignment of technology. The Company agreed to grant the employee options to purchase 75,000 shares of the Company's common stock at an exercise price not to exceed fair market value on the date of grant. The Company also agreed to grant the employee bonus options to purchase up to 160,000 shares of the Company's common stock exercisable only upon reaching a certain milestone at which time the Company will record a charge equal to the fair value of the options. The Company further agreed to pay royalties based on net revenues received from the sales of products that incorporate the technology and on net sublicense fees received from sublicensing the technology. The Company also agreed to reimburse the employee for certain expenses and to assume liability for certain payments upon the realization of profit from the technology.

(3)    CONSULTING AGREEMENTS:

       During 1996, the Company entered into an agreement with a consulting firm whereby the Company agreed to pay a fee of $3,000 per month, until the agreement is terminated by either party and to grant warrants to purchase 75,000 shares of common stock at $4.25 per share in return for financial advisory services. The warrants will be granted and become exercisable in the event a transaction introduced to the Company by the consulting firm is consummated, at which time the Company will record a noncash charge representing the fair value of the warrants.

       In August 1998, the Company entered into an agreement with a consulting firm whereby the Company agreed to pay a fee of $35,000 in return for financial advisory services. In connection with the agreement, the Company issued five-year warrants to purchase 75,000 shares of common stock. Warrants for 50,000 shares vested on December 31, 1998 of which 37,500 have an exercise price of $7.00 per share and 12,500 have an exercise price of $8.00 per share. The Company determined the fair value of these warrants to be approximately $181,000 which was charged to operations. The remaining 25,000 warrants have an exercise price of $9.00 per share and vest only if a transaction introduced to the Company by the consulting firm is consummated, at which time the Company will record a noncash charge representing the fair value of the warrants.

       In July 1999, the Company entered into an agreement with a consulting firm whereby the Company paid an engagement fee of $25,000 and agreed to pay $5,000 per month, until the agreement is terminated by either party. For a nominal amount, the Company sold to the consulting firm a warrant to purchase 150,000 common shares at $7.00 per share expiring on July 15, 2004. Warrants for 50,000 (vest immediately) were granted upon signing the agreement; the Company determined the fair value of these warrants to be approximately $169,000, which was charged to operations. The remaining 100,000 warrants become exercisable upon consummation of a transaction, as defined in the agreement. If the Company enters into a transaction, as defined in the agreement, the consulting firm will also be paid a cash fee of no less than $200,000.

CYTOCLONAL PHARMACEUTICS INC.

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1999 AND 1998


NOTE I - COMMITMENTS AND OTHER MATTERS  (CONTINUED)

(4)    COLLABORATION AGREEMENTS:

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

       The Company has agreed to finance research to be conducted under the agreement and paid RDI an aggregate fixed fee of $250,000 per annum for four years commencing in 1993. In July 1998, the Company agreed to finance research for an additional year for $250,000. In addition, the Company has agreed to pay RDI royalties of up to 6% of net sales of products derived under the agreement with varying minimum royalty payments through June 1996 and $100,000 annually thereafter. The agreement was amended during May 1998 to require the Company to pay a percentage of royalties received with respect to the manufacture, use or sale of the inventions by sublicensees and a percentage of all up-front, milestone, and royalty payments which may be received under the agreement with Bristol-Myers Squibb (see Note D). Under the agreement, the minimum royalties shall be credited against royalties paid in connection with the amendment.

       During August 1998, the Company entered into an additional license agreement with RDI whereby RDI granted the Company an exclusive license and licensing rights to its patents and know-how throughout the world to research, develop and market products developed with or from the pestalotiopsis microspora organism. The Company paid a license fee of $10,000 and agreed to pay sales-based royalties.

       (b)    Agreements With Pestka Biomedical Laboratories, Inc. ("Pestka"):

       In September 1992, the Company formed a corporate joint venture with Pestka for the purpose of developing, manufacturing and marketing a therapeutic drug for blood related cancers such as leukemia and lymphomas. The agreement provides for the Company to contribute $233,000, which was paid during 1992, and certain technology and for Pestka to grant the joint venture an exclusive, worldwide license to certain patents and proprietary rights. Under a related agreement, Pestka agreed to perform certain research and development, as defined, for the joint venture, for $233,000. The stockholders of Pestka purchased 20,000 shares of the Company's common stock for a price of $1.65 per share. The investment in the joint venture is accounted for on the equity method. As of December 31, 1997, the Company's share of cumulative losses from the venture equaled its investment and accordingly, the investment has no carrying amount in the accompanying balance sheets. The venture is presently inactive and the Company has no further obligation to fund the venture. The equity in loss of joint venture, included in research and development costs, was $16,000 for the year ended December 31, 1997 and none for the ensuing years.

CYTOCLONAL PHARMACEUTICS INC.

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1999 AND 1998


NOTE I - COMMITMENTS AND OTHER MATTERS (CONTINUED)

(4)    COLLABORATION AGREEMENTS: (CONTINUED)

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

            In July 1996, the Company entered into a research agreement with WSURF, as amended for research to be conducted on behalf of the Company through July 2000 providing for funding of approximately $707,000. During 1999, 1998 and 1997, the Company incurred approximately $288,000, 185,000 and $86,000 of research costs under the agreement.

       (d)  Agreements with Regents of the University of California:

            In February 1996, the Company entered into two license agreements ("Agreements") with the Regents of the University of California, granting to the Company exclusive rights to certain technology and patent rights. Pursuant to the Agreements, the Company paid license fees of $10,000 and $15,000 upon issuance of the patents. In addition, the Company must pay a yearly license maintenance fee for these licenses, aggregating $2,000 in the initial year, increasing by $4,000 in the second year and increasing by $6,000 per year until it reaches a maximum of $36,000 until the Company is commercially selling a product based on the technology derived from these license agreements, at which time a royalty based on net sales will be due.

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

CYTOCLONAL PHARMACEUTICS INC.

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1999 AND 1998


NOTE I - COMMITMENTS AND OTHER MATTERS (CONTINUED)

(5)    RELATED PARTY TRANSACTION:

       Effective December 1996, the Company entered into a one-year agreement, which was extended in January 1998 for an additional year, with a stockholder of the Company, whereby the Company will receive financial and investment banking services for a consulting fee of $5,000 per month plus commissions, as defined. The Company paid $15,000 during 1999 and $60,000 during each of 1998, 1997 under this agreement.

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


NOTE J - SUBSEQUENT EVENT

On February 7, 2000, the Company gave notice to the holders of Class C warrants that it was exercising its right of redemption effective March 9, 2000. Through March 9, 2000 the Company received approximately $12,600,000 from the exercise of such warrants.

On March 13, 2000, the Company gave notice to the holders of Class D warrants that it was exercising its right of redemption effective April 12, 2000.

                                INDEX TO EXHIBIT

Exhibit
Number              Description
-------             -----------
21                  List of Subsidiaries - None
23                  Consent of Independent Auditors
27                  Financial Data Schedule