Form 10-Q
period 2000-03-31
CYTOCLONAL PHARMACEUTICS INC /DE
filed 2000-05-15
CIK 944809

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-Q

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      March 31, 2000
                               -------------------

[ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

      For the transition period from                to
                                     --------------    ----------------

Commission file number      0-26918
                       --------------------------------------------------------

                          CYTOCLONAL PHARMACEUTICS INC.
      ----------------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)


                 Delaware                                          75-2402409
----------------------------------------------       ---------------------------------------
(State or Other jurisdiction of incorporation        (I.R.S. Employer Identification Number)
             or Organization)

           9000 Harry Hines Boulevard, Suite 621, DALLAS, TEXAS 75235
--------------------------------------------------------------------------------
                    (Address of Principal Executive Offices)

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

Yes        X          No
     ------------        ------------

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 15,648,494 shares of common stock, $.01 par value, outstanding as of May 11, 2000.

                          CYTOCLONAL PHARMACEUTICS INC.


                                TABLE OF CONTENTS


                                                                                      Page(s)
                                                                                      -------
PART I.  FINANCIAL INFORMATION

            Item 1. --  Financial Statements:

                        Balance Sheets as of March 31, 2000 (unaudited)
                          and December 31, 1999                                             3

                        Statements of Operations for the Three Months
                          Ended March 31, 2000 and 1999 (unaudited)                         4

                        Statements of Cash Flows for the Three Months
                          Ended March 31, 2000 and 1999 (unaudited)                         5

                        Notes to Financial Statements                                       6

            Item 2. --  Management's Discussion and Analysis of Financial
                          Condition and Results of Operations                               8


PART II.  OTHER INFORMATION

            Item 2. --  Changes in Securities and use of Proceeds                          11

            Item 6. -- Exhibits and Reports on Form 8-K                                    12

Signatures                                                                                 12

Exhibit 27  Financial Data Schedule

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                          CYTOCLONAL PHARMACEUTICS INC.

                                 BALANCE SHEETS

                                                                                          MARCH 31
                                                                                            2000        DECEMBER 31,
                                    ASSETS                                              (unaudited)         1999
                                                                                        ------------    ------------
Current assets:

   Cash (principally money market)                                                      $ 16,499,000    $  3,213,000

   Subscriptions receivable (collected in April)                                        $    575,000

   Prepaid expenses and other current assets                                                 171,000         135,000
                                                                                        ------------    ------------

          Total current assets                                                            17,245,000       3,348,000

Equipment, net                                                                               270,000         285,000

Patent rights, less accumulated amortization of
    $679,000 and $654,000                                                                    755,000         780,000

Notes receivable-officer/stockholder-9.75% due April 30, 2003                                137,000          74,000

Other assets                                                                                   4,000           4,000
                                                                                        ------------    ------------

          T O T A L                                                                     $ 18,411,000    $  4,491,000
                                                                                        ============    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:

   Accounts payable and accrued expenses                                                     740,000         682,000
   Deferred revenue from research and development
     collaborative contract                                                                  387,000         207,000

   Current portion of royalties payable                                                      125,000         135,000
                                                                                        ------------    ------------

           Total current liabilities                                                       1,252,000       1,024,000
                                                                                        ------------    ------------

Royalties payable less current portion                                                       844,000         875,000
                                                                                        ------------    ------------

          Total liabilities                                                                2,096,000       1,899,000
                                                                                        ------------    ------------

Stockholders' equity:

    Preferred stock - $.01 par value, 10,000,000 shares authorized; 745,031 and
     728,903 shares of Series A convertible preferred issued and outstanding at
     March 31, 2000 and December 31, 1999, respectively (liquidation value
     $1,863,000 and $1,822,000 at March 31, 1000 and December 31,
     1999, respectively)                                                                       7,000           7,000

    Common Stock - $.01 par value, 30,000,000 shares authorized: 12,804,560 and
     10,377,753 shares issued and outstanding at March 31, 2000 and December 31,
     1999, respectively                                                                      128,000         104,000

Additional paid-in capital                                                                42,389,000      24,759,000

Unearned compensatory cost                                                                (1,601,000)        (89,000)

Accumulated Deficit                                                                      (24,608,000)    (22,189,000)
                                                                                        ------------    ------------

          Total Stockholders' Equity                                                      16,315,000       2,592,000
                                                                                        ------------    ------------

          T O T A L                                                                     $ 18,411,000    $  4,491,000
                                                                                        ============    ============

                          CYTOCLONAL PHARMACEUTICS INC.

                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                         Three Months Ended
                                                              March 31,
                                                    ----------------------------
                                                        2000            1999
                                                    ------------    ------------
                                                                      (note 4)
Revenue:
  Licensing & research collaborative
     agreement                                      $    344,000    $    233,000
                                                    ------------    ------------
Operating Expenses:
  Research and development                          $    577,000    $    872,000
  General and administrative                           2,265,000         513,000
                                                    ------------    ------------
                                                       2,842,000       1,385,000
                                                    ------------    ------------

Operating (loss)                                      (2,498,000)     (1,152,000)
                                                    ------------    ------------

Other (Income) expenses:
  Interest (income)                                      (81,000)        (69,000)
  Interest expense                                         2,000           2,000
                                                    ------------    ------------
                                                         (79,000)        (67,000)

NET (LOSS)                                          $ (2,419,000)   $ (1,085,000)
Preferred stock dividend                            $    (47,000)        (49,000)
                                                    ------------    ------------
Net loss attributable to common shareholders          (2,466,000)     (1,134,000)
                                                    ============    ============
Net loss per share - basic and diluted              $      (0.22)   $      (0.11)
                                                    ============    ============
Weighted average number of
  shares outstanding - basic and
  diluted                                             11,156,000      10,268,000
                                                    ============    ============

                         CYTOCLONAL PHARMACEUTICS INC.


                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)



                                                                        THREE MONTHS ENDED
                                                                            MARCH 31,
                                                                  ----------------------------
                                                                      2000            1999
                                                                  ------------    ------------
Cash flows from operating activities:
   Net (loss)                                                     $ (2,419,000)   $ (1,085,000)
   Adjustments to reconcile net (loss) to net
      cash (used in) operating activities:
      Depreciation and amortization                                     40,000          30,000
      Value assigned to common shares and options                    1,347,000         291,000
      Changes in:
        Prepaid expenses and other current assets                      (36,000)        (90,000)
        Deferred revenue                                               180,000         266,000
        Accounts payable and accrued expenses                           58,000          57,000
                                                                  ------------    ------------
          Net cash (used in) operating activities                     (830,000)       (531,000)
                                                                  ------------    ------------

Cash flows from investing activities:
   Notes receivable - officer/shareholder                              (63,000)
   Purchase of equipment                                                               (47,000)
                                                                  ------------    ------------
          Net cash used in investing activities                        (63,000)        (47,000)
                                                                  ------------    ------------

Cash flows from financing activities:
   Proceeds from exercise of options and warrants                   14,220,000          24,000
   Payment of royalties                                                (41,000)        (31,000)
                                                                  ------------    ------------
           Net cash provided(used in)financing activities           14,179,000          (7,000)
                                                                  ------------    ------------

NET INCREASE (DECREASE) IN CASH                                     13,286,000        (585,000)
Cash at beginning of period                                          3,213,000       6,826,000
                                                                  ------------    ------------

CASH AT END OF PERIOD                                             $ 16,499,000    $  6,241,000
                                                                  ============    ============

                          CYTOCLONAL PHARMACEUTICS INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2000
                                   (unaudited)

(1)      FINANCIAL STATEMENT PRESENTATION

         The unaudited financial statements of Cytoclonal Pharmaceutics Inc., a Delaware corporation (the "Company"), included herein have been prepared in accordance with the rules and regulations promulgated by the Securities and Exchange Commission and, in the opinion of management, reflect all adjustments (consisting only of normal recurring accruals) necessary to present fairly the results of operations for the interim periods presented. Certain information and footnote disclosures normally included in financial statements, prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations. However, management believes that the disclosures are adequate to make the information presented not misleading. These financial statements and the notes thereto should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999. The results for the interim periods are not necessarily indicative of the results for the full fiscal year.

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

(3)      LOSS PER COMMON SHARE

         Basic and diluted loss per common share is based on the net loss increased by dividends on preferred stock divided by the weighted average number of common shares outstanding during the year. No effect has been given to outstanding options, warrants of convertible preferred stock in the diluted computation as their effect would be antidilutive.

 (4)     REVENUE RECOGNITION AND CHANGE IN ACCOUNTING PRINCIPLE

         Revenue from research support agreements is recognized as the expenses for research and development activities performed under the terms of the agreements are incurred. Revenue resulting from the achievement of milestones is recognized when the milestone is achieved. Amounts received in advance of services to be performed are recorded as deferred revenue. In December 1999, the staff of the Securities and Exchange Commission issued an accounting bulletin on revenue recognition which provides, among other matters, that nonrefundable license fees should be recognized over the period of performance of related research and development activities. Accordingly, the Company changed its accounting policy from recognizing revenue from nonrefundable license fees at signing of agreement to deferring and recognizing such fees over the period of performance of related research and development activities. Effective January 1, 1999, the Company reflected this change in accounting principle as a cumulative effect on prior years of $422,000. Payments to third parties in connection with nonrefundable license fees are being recognized over the period of performance of related research and development activities. This change in accounting principle would have resulted in an increase in revenues and research and development expenses and a decrease in net loss of approximately $94,000, $24,000 and $70,000, respectively for the three months ended March 31, 1999 if it was retroactively applied. The corresponding impact on net loss per share would be a decrease from $(0.11) to $(0.10) if this change in accounting principle were retroactively applied.

(5)      STOCKHOLDERS EQUITY

         On February 7, 2000, the Company gave notice to the holders of our Class C Warrants that it was exercising its right of redemption effective March 9, 2000. Through March 14, 2000 the Company received approximately $12,953,000 from the exercise of 1,992,829 such warrants. On March 13, 2000 the Company gave notice to the holders of its Class D Warrants that it was exercising its right of redemption effective April 12, 2000. Through April 14, 2000 the Company received approximately $25,742,000 from the exercise of 2,941,905 such warrants. Additionally, through April 30, 2000 the Company received proceeds of approximately $945,000 from the exercise of 208,971 other warrants.

         In January 2000 the Board of Directors approved the 2000 Employee Option Plan (the "Plan") authorizing up to 1,000,000 shares, subject to approval of the plan by a majority of our shareholders. We granted 116,000 options to purchase shares of Common Stock under the Plan at an exercise price of $7.438 per share to officers, directors, employees and consultants of the Company.

         At the time of such stockholder approval, if the market value of the Company's stock exceeds the exercise price of the subject options noted above, the Company will incur a non-cash charge to earnings equal to the spread between the exercise price and the option and market price, times the number of options involved.

         The Company accounts for its stock-based compensation plans under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." In October 1995, the Financial Accounting Standards Board issued Statement No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), which establishes a fair value-based method of accounting for stock-based compensation plans. The Company has adopted the disclosure-only alternative under SFAS No. 123. The Company accounts for stock based compensation to nonemployees using the fair value method in accordance with SFAS No. 123 and Emerging Issues Task Force (EITF) 96-18. The Company has recognized deferred stock compensation related to certain stock option and warrants grants. During the three months under March 31, 2000 the Company granted 25,000 and 300,000 warrants to purchase shares of common stock at $12.00 and $15.00 per share, respectively in return for financial advisory services. The Company valued these warrants based on the Black-Scholes option pricing. In connection herewith the Company recorded a charge of $1,268,000 during the three months ended March 31, 2000. In connection with other option grants to consultants the Company recorded a charge of $79,000 during the three months ended March 31, 2000.

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

         o Development of an alternative production system for glucocerebrosidase, the deficient enzyme in Gaucher's disease.

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

RESULTS OF OPERATIONS

Revenue

         We recognized revenues of $344,000 and $233,000 for the three months ended March 2000, and 1999, respectively. The increase in revenue from 1999 to 2000 was attributable to license and research and development payments from our agreements with Bristol-Myers Squibb.

Research and Development Expenses

         We incurred research and development expenses of $577,000 and $872,000 for the three months ended March 2000 and 1999, respectively. The decrease in research and development expenses in 2000 from 1999 was due to a $17,000 decrease in laboratory supply expenses, a $17,000 decrease in funding at the Research & Development Institute, Inc., a $365,000 decrease in technology costs associated with the acquisition of Quantum Core Technology(TM) and a $53,000 decrease in contract labor and payroll taxes, partially offset by a $20,000 increase in rent expense due to expansion of facilities a $28,000 increase in funding for the research program at Washington State University and a $45,000 increase in expenses for contracted research.

         We anticipate that we will incur increased research and development expenses as we move products from pre-clinical to clinical trials and as we expand our drug discovery efforts. We also expect to hire additional technical staff to aid in the fulfillment of these goals.

General and Administrative Expenses

         We incurred general and administrative expenses of $2,265,000 and $513,000 for the three months ended March 2000, and 1999, respectively. The increase in general and administrative expenses in 2000 from 1999 was attributable to a $1,556,000 increase in public and financial relations costs including $1,267,000 in value assigned to warrants granted to our financial advisors, $21,000 increase in consulting fees, and a $189,000 increase in legal and professional fees.

         We anticipate that we will incur increased general and administrative expenses as we expand our administrative staff to aid in our business development.

Interest Income

         Interest income was $81,000 and $69,000 for the three months ended March 2000 and 1999, respectively. The increase in interest income is due to the increase in available cash balances resulting from the exercise of warrants.

Change in accounting principle - Revenue recognition

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

         This change in accounting principle would have resulted in an increase in revenues and research and development expenses and a decrease in net loss of approximately $94,000, $24,000 and $70,000, respectively for the three months ended March 31, 1999 if it was respectively applied. The corresponding impact on net loss per share would be a decrease from $(0.11) to $(0.10) if this change in accounting principle were respectively applied.

Net Losses

         We incurred net losses of $2,419,000 and $1,085,000 for the three months ended March 2000 and 1999, respectively. The increase in net losses in 2000 from 1999 was attributable to increased operating expenses, partially offset by in increase in revenue from the Bristol-Myers Squibb license and research and development agreements and an increase in interest income.

Liquidity and Capital Resources

         At March 31, 2000, we had cash of approximately $16,499,000. Since inception we have financed our operations from debt and equity financings as well as fees received from licensing and research and development agreements. During the three months ended March 31, 2000, we used cash of approximately $830,000 to fund our operating activities, principally caused by the net loss of $2,419,000. In addition, during the three months ended 2000 we used approximately $63,000 to fund our investing activities, principally caused by a loan to an officer/shareholder of $63,000.

         On February 7, 2000, the Company gave notice to the holders of our Class C Warrants that it was exercising its right of redemption effective March 9, 2000. Through March 14, 2000 the Company received approximately $12,953,000 from the exercise of 1,992,829 such warrants. On March 13, 2000 the Company gave notice to the holders of its Class D Warrants that it was exercising its right of redemption effective April 12, 2000. Through April 14, 2000 the Company received approximately $25,742,000 from the exercise of 2,941,905 such warrants. Additionally, through April 30, 2000 the Company received proceeds of approximately $945,000 from the exercise of 208,971 other warrants.

         In January 2000 the Board of Directors approved the 2000 Employee Option Plan (the "Plan") authorizing up to 1,000,000 shares, subject to approval of the plan by a majority of our shareholders. We granted 116,000 options to purchase shares of Common Stock under the Plan at an exercise price of $7.438 per share to officers, directors, employees and consultants of the Company.

         At the time of such stockholder approval, if the market value of the Company's stock exceeds the exercise price of the subject options noted above, the Company will incur a non-cash charge to earnings equal to the spread between the exercise price and the option and market price, times the number of options involved.

         The Company accounts for its stock-based compensation plans under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." In October 1995, the Financial Accounting Standards Board issued Statement No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), which establishes a fair value-based method of accounting for stock-based compensation plans. The Company has adopted the disclosure-only alternative under SFAS No. 123. The Company accounts for stock based compensation to nonemployees using the fair value method in accordance with SFAS No. 123 and Emerging Issues Task Force (EITF) 96-18. The Company has recognized deferred stock compensation related to certain stock option and warrants grants.
During the three months under March 31, 2000 the Company granted 25,000 and 300,000 warrants to purchase shares of common stock at $12.00 and $15.00 per share, respectively in return for financial advisory services. The Company valued these warrants based on the Black-Scholes option pricing. In connection herewith the Company recorded a charge of $1,268,000 during the three months ended March 31, 2000. In connection with other option grants to consultants the Company recorded a charge of $79,000 during the three months ended March 31, 2000.

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

         We believe that we have sufficient cash on hand at March 31, 2000 and from the exercise of warrants in April 2000 to finance our plan of operation through December 31, 2000. However, there can be no assurance that we will generate sufficient revenues, if any, to fund its operations after such period or that any required financings will be available, through bank borrowings, debt or equity offerings, or otherwise, on acceptable terms or at all.



                           PART II. OTHER INFORMATION


Item 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

         In January 2000, we issued 72,856 shares of Series A Preferred Stock as full payment of the dividend due on the Series A Preferred Stock for the year ended December 31, 1999 to the holders of such preferred stock. Such issuance was pursuant to Section 3(a)(9) promulgated under the Securities Act based on the fact that it involved an exchange by the issuer exclusively with its existing security-holders and no commission or other remuneration was paid or given directly or soliciting such exchange.

         In January 2000 the Board of Directors approved the 2000 Employee Option Plan authorizing up to 1,000,000 shares, subject to approval of the plan by a majority of our shareholders. We granted 116,000 options to purchase shares of Common Stock at an exercise price of $7.438 per share to officers, directors, employees and consultants of the company. The shares of Common Stock were granted pursuant to the exemption afforded by Section 4(2) promulgated under the Securities Act based on the fact that the issuance was to a single individual not involving a public offering.

         In February 2000, the Company granted 25,000 and 300,000 warrants to purchase shares of Common Stock at $12.00 and $15.00 per share to Southwest Securities, Inc. and Gruntal & Co., L.L.C., respectively in return for financial advisory and investment banking services. The shares of Common Stock were granted pursuant to the exemption afforded by Section 4(2) promulgated under the Securities Act based on the fact that the issuance was to a single individual not involving a public offering.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibit 27 Financial Data Schedule


         (b) Reports on Form 8-K - None



                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        CYTOCLONAL PHARMACEUTICS INC.



Date: May 15, 2000                       /s/ Daniel M. Shusterman
                                        -------------------------------
                                        Daniel M. Shusterman
                                        Vice President of Operations,
                                        Treasurer and Chief Financial
                                        Officer

                               INDEX TO EXHIBITS


  EXHIBIT
  NUMBER                  DESCRIPTION
-----------               -----------
Exhibit 27          Financial Data Schedule