Form 10-K405/A
period 1999-12-31
CYTOCLONAL PHARMACEUTICS INC /DE
filed 2000-06-06
CIK 944809

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-K/A

[X]         ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

[ ]         TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM           TO

                          COMMISSION FILE NO. 0-26078

                         CYTOCLONAL PHARMACEUTICS INC.
                 (Name of small business issuer in its charter)

                    DELAWARE                                        75-2402409
        (State or other jurisdiction of                          (I.R.S. Employer
         incorporation or organization)                        Identification No.)

     9000 HARRY HINES BOULEVARD, SUITE 621,
                 DALLAS, TEXAS                                        75235
    (Address of principal executive offices)                        (Zip Code)

         Issuer's Telephone Number, including Area Code  (214) 353-2922

            Securities registration under Section 12(b) of the Act:

              TITLE OF EACH CLASS                   NAME OF EACH EXCHANGE ON WHICH REGISTERED
              -------------------                   -----------------------------------------
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

                      DOCUMENTS INCORPORATED BY REFERENCE
                                      N/A

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

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

     Our strategy is to focus on:

     - collaborating with Bristol-Myers Squibb Company, Inc. pursuant to our license and research and development agreements with them to develop Paclitaxel in commercial quantities and at lower costs;

     - our Paclitaxel production system using fermentation and genetic engineering since Paclitaxel has been approved by FDA as a treatment for breast cancer, ovarian cancer, Kaposi's Sarcoma and lung cancer;

     - the treatment of Polycystic Kidney Disease using Paclitaxel or Paclitaxel alternatives;

     - our Quantum Core Technology(TM) for drug design targeting proteins;

     - our OASIS(TM) genome library, a collection of optimized antisense reagents that bind to unique regions of genes for regulation of genes involved in disease;

     - our human gene discovery program for the diagnosis and treatment of lung cancer, the second most common form of cancer;

     - production of Telomerase, the so-called "immortality enzyme;"

     - the use of an anti-estrogen peptide for breast cancer as a potential alternative to Tamoxifen; and

     - our vaccine program.

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

     Also joining our Scientific Advisory Board in 1999 was Yitzak Apeloig, Ph.D. Dr. Apeloig is a Professor and Chairman of the Department of Chemistry at the Technicon -- Israel Institute of Technology in Haifa, Israel. He is an authority in the areas of Organosilicon Chemistry, Computational Chemistry and Mechanistic Organic Chemistry.

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

OTHER PROGRAMS

     In addition to our Paclitaxel fermentation production system program, treatment of Polycystic Kidney Disease, Quantum Core Technology(TM), OASIS(TM) Antisense Library and human gene discovery program/lung cancer program, we are pursuing other programs at modest levels which may serve as platforms for the development of future products or alternatives to such primary programs. These include the following programs:

     - Vaccine Program;

     - Production of Telomerase, the so-called "immortality enzyme;"

     - TNF-PEG: Broad Range Anticancer Drug Program;

     - IL-T: Prevention of Radiation and Chemotherapy Damage Program; and

     - Antiestrogen peptide.

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

PRODUCT LIABILITY INSURANCE

     The testing, marketing and sale of human health care products entail an inherent risk of allegations of product liability, and there can be no assurance that product liability claims will not be asserted against us. We intend to obtain product liability insurance for our ongoing clinical trials. Such coverage may not be adequate as and when we develop our products. There can be no assurance that we will be able to obtain, maintain or increase its insurance coverage in the future on acceptable terms or that any claims against us will not exceed the amount of such coverage.

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

                                                         COMMON                      CLASS C                     CLASS D
                                                          STOCK                     WARRANTS                    WARRANTS
                                                -------------------------   -------------------------   -------------------------
                                                   HIGH           LOW          HIGH           LOW          HIGH           LOW
                                                   ----           ---          ----           ---          ----           ---
Fiscal 1998
  1st Quarter.................................      12            5 3/4          9 3/4        4 1/2          5            2 1/8
  2nd Quarter.................................      14 3/4        6 7/16        14 5/16       4 1/4          6 3/8        2 7/8
  3rd Quarter.................................       9 5/8        3 1/8          7 1/8        2             3 11/16        15/16
  4th Quarter.................................       7 7/16       4 3/8          4 1/4        1 5/8          2 1/4         15/16
Fiscal 1999
  1st Quarter.................................       9 9/16       6 7/8          6 3/4        3 5/8          3 5/8        1 3/8
  2nd Quarter.................................       7 1/2        6 1/16         3 5/16       2 3/8          1 5/16        7/8
  3rd Quarter.................................       7 1/2        5 27/32        3 5/16       1 11/16        1 5/16        9/16
  4th Quarter.................................       9 9/32       5 3/8          4 3/8         7/8          2 1/4         1/4
Fiscal 2000
  1st Quarter (through March 22, 2000)........     18 15/16       7             22            2 3/4         10 3/4         25/32

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

                         CYTOCLONAL PHARMACEUTICS INC.
                            SELECTED FINANCIAL DATA

                                                    YEAR ENDED DECEMBER 31,
                              -------------------------------------------------------------------
                                 1999          1998          1997          1996          1995
                              -----------   -----------   -----------   -----------   -----------
INCOME STATEMENT DATA
Revenue.....................  $ 1,375,000   $ 1,183,000   $        --   $        --   $        --
                              -----------   -----------   -----------   -----------   -----------
Research and development....    2,332,000     1,692,000     1,469,000     1,576,000     1,181,000
General and administrative
  expenses..................    3,194,000     2,500,000     1,888,000     1,530,000     1,138,000
                              -----------   -----------   -----------   -----------   -----------
Operating loss..............   (4,151,000)   (3,009,000)   (3,357,000)   (3,106,000)   (2,319,000)
Interest expense............       (6,000)       (5,000)       (2,000)           --      (419,000)
Interest income.............      222,000       286,000       107,000       216,000        47,000
                              -----------   -----------   -----------   -----------   -----------
Net loss before cumulative
  effect of a change in
  accounting principle......   (3,935,000)   (2,728,000)   (3,252,000)   (2,890,000)   (2,691,000)
Cumulative effect on prior
  years.....................     (422,000)           --            --            --            --
                              -----------   -----------   -----------   -----------   -----------
Net loss....................  $(4,357,000)  $(2,728,000)  $(3,252,000)  $(2,890,000)  $(2,691,000)
                              ===========   ===========   ===========   ===========   ===========
Basic and diluted loss per
  common share..............  $     (0.44)  $     (0.30)  $     (0.42)  $     (0.42)  $     (0.53)
                              ===========   ===========   ===========   ===========   ===========
BALANCE SHEET DATA
Total assets................  $ 4,491,000   $ 7,746,000   $ 2,802,000   $ 3,881,000   $ 6,515,000
Working capital.............    2,324,000     6,227,000     1,330,000     2,543,000     5,238,000
Royalties payable -- less
  current portion...........      875,000     1,000,000     1,125,000     1,219,000     1,250,000
Shareholder's equity........    2,592,000     6,062,000     1,123,000     2,312,000     5,030,000

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

     - Further development of the treatment of polycystic kidney disease with Paclitaxel or related compound, a potential new Paclitaxel indication, and establishing a strategic partnership.

     - Development of our rational drug design program using Quantum Core Technology(TM), which targets proteins.

     - Further development of our OASIS(TM) optimized antisense genome library, which targets genes.

     - Evaluation of potential new proprietary microbial anticancer drugs with Bristol-Meyers Squibb.

     - Further development of a diagnostic test using the patented LCG gene and related MAb to test in vitro serum, tissue or respiratory aspirant material for the presence of cells which may indicate a predisposition to, or early sign of, lung or other cancers.

     - Further testing of peptide from UCLA for inhibition of breast cancer via steroid receptors.

     - Further analysis of the TNF-PEG technology as an anticancer agent in animal studies.

     - Testing proprietary vectors, which have been constructed for the expression of specific proteins that may be utilizable for vaccines for different diseases using Mycobacteria.

     - Developing a humanized antibody specific or peptide specific for the protein associated with the LCG gene and, if successful, submission of an IND for clinical trials.

     - Making improvements to the Company's laboratory facilities and corporate facilities.

     - Hiring additional technical and administrative staff.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The executive officers, directors and principal scientists of the Company are as follows:

NAME                              AGE                     POSITION
----                              ---                     --------
Arthur P. Bollon, Ph.D..........  57    Chairman, President and Chief Executive
                                        Officer
Gary E. Frashier(1),(2).........  63    Director
Ira J. Gelb, M.D.(1)............  72    Director
Irwin C. Gerson(1),(2)..........  70    Director
Walter M. Lovenberg, Ph.D.(2)...  65    Director
Daniel Shusterman, J.D..........  36    Vice President of Operations, Treasurer and
                                        Chief Financial Officer
Dorit Arad, Ph.D................  47    Executive Vice President of Drug Design
Susan L. Berent, Ph.D...........  47    Director of Gene & Protein Engineering and
                                          Information Systems, Co-Director Molecular
                                          Immunology and Gene Expression Systems
Hakim Labidi, Ph.D..............  42    Director of Vaccine Program
Rajinder Singh Sidhu, Ph.D......  51    Director of Fungal Paclitaxel Program,
                                          Co-Director of Gene Expression Systems
Richard M. Torczynski, Ph.D.....  44    Director of Human Gene Discover, Mammalian
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

     Gary E. Frashier commenced serving as a director of the Company on June 28, 1999. Since December 1997, Mr. Frashier has served as Chairman of the Board of Directors of OSI Pharmaceuticals, Inc., "OSIP," a Nasdaq-listed public company engaged in the discovery and development of novel, small-molecule pharmaceutical products for commercialization by the pharmaceutical industry. Mr. Frashier was Chief Executive Officer of OSIP from March 1990 until October 1998. From March 1994 to December 1997, Mr. Frashier also served as Vice Chairman of the Board of OSIP, and was President of OSIP from March 1990 to March 1994. From April 1987 to February 1990, Mr. Frashier served as the President, Chief Executive Officer and director of Genex Corporation, a then publicly-traded biotechnology company specializing in protein engineering. From January 1984 to March 1987, Mr. Frashier served as Chairman and Chief Executive Officer of Continental Water Systems, Inc., a privately-held corporation. Mr. Frashier received his B.S. in chemical engineering from Texas Tech University in 1958 and M.S. in Management from MIT in 1970. Mr. Frashier also serves as a director of Atlantic Biopharmaceutics, Inc. a privately-held company and Maxim Pharmaceuticals, Inc., which is a Nasdaq-listed public company.

     Ira J. Gelb, M.D. has been a director of the Company since April 1994. Dr. Gelb received his M.D. from New York University School of Medicine in 1951. After finishing his training in cardiology at the Mount Sinai Hospital in New York City in 1957, Dr. Gelb continued his association with that institution until his retirement in 1992. During this period, he was appointed Attending Cardiologist and Associate Clinical Professor at the Mount Sinai School of Medicine. Other appointments included Adjunct Associate Clinical Professor of Cardiology at Cornell Medical School, Adjunct Clinical Professor of Cardiology at New York Medical College, Cardiology Consultant at Lawrence Hospital, Bronxville, N.Y. and United Hospital, Portchester, N.Y. Dr. Gelb is a former President of the American Heart Association, Westchester-Putnam Chapter, and was a Senior Assistant Editor with the American Journal of Cardiology from 1968 to 1983, when he became a founding editor of the Journal of the American College of Cardiology, the "JACC". Dr. Gelb continued as a Senior Assistant Editor of JACC until his retirement in 1992. Since that time, he has served on the boards of various pharmaceutical companies. Since 1992, Dr. Gelb has been an Honorary Lecturer at The Mount Sinai School of Medicine. Dr. Gelb has also served as the Clinical Coordinator of Biomedical Programs and Professor of Chemistry & Biochemistry at Florida Atlantic University, "FAU," since 1998, an Adjunct Professor and a member of FAU's Foundation Board since October 1996 and FAU's Steering Committee since 1997. Dr. Gelb has served as a member of the Board of Directors of the American Heart Association, Boca Raton Division since December 1996 and was appointed President in June 1999. In 1998, Boca Raton Community Hospital added Dr. Gelb as a member to its Foundation Board. In November 1998, Dr Gelb was appointed Voluntary Professor of Medicine at the University of Miami School of Medicine. At present he is Director of Clinical Programs and Clinical Professor, Biomedical Science, Charles E. Schmidt College of Science, Florida Atlantic University and in 1999 was appointed to the advisory board of Cleveland Clinic, Florida.

     Irwin C. Gerson has been a director of the Company since March 1995. From 1995 until December 1998, Mr. Gerson served as Chairman of Lowe McAdams Healthcare and prior thereto had been, since 1986, Chairman and Chief Executive Officer of William Douglas McAdams, Inc., one of the largest advertising agencies in the U.S. specializing in pharmaceutical communications to healthcare professionals. In February 2000 he was inducted into the Medical Advertising Hall of Fame. Mr. Gerson has a B.S. in Pharmacy from Fordham University and an MBA from the NYU Graduate School of Business Administration. He is a director of Andrx Corporation, a Nasdaq-listed public company and Cure.com Inc., a privately held corporation. In 1992, Mr. Gerson received an honorary Doctor of Humane Letters from the Albany College of Pharmacy. Mr. Gerson served as a Trustee of Long Island University, Chairman of The Council of Overseers-

Arnold and Marie Schwartz College of Pharmacy, member of the Board of Trustees of the Albany College of Pharmacy and, from 1967 through 1974, was a lecturer on sales management and pharmaceutical marketing at the Columbia College of Pharmacy. Mr. Gerson also has served as a Member of the Board of Governors, New York Council, American Association of Advertising Agencies, a Director and Chairman of Business Publications Audit, a Director of the Connecticut Grand Opera, and a Director of the Stamford Chamber Orchestra. Mr. Gerson previously served as a director of the foundation of Pharmacists and Corporate Americans for AIDS Education, the Pharmaceutical Advertising Council, Penn Dixie Industries, Continental Steel Corporation, the Nutrition Research Foundation and as a Trustee of the Chemotherapy Foundation.

     Walter M. Lovenberg, Ph.D. has been a director of the Company since August 1995. From 1989 to 1993, Dr. Lovenberg served as Executive Vice President and member of the Board of Directors of Marion Merrell Dow Inc. Dr. Lovenberg also served as the President of the Marion Merrell Dow Research Institute from 1989 to 1993 and Vice President from 1986 through 1989. Prior to joining Marion Merrell Dow in 1958, Dr. Lovenberg was a Senior Scientist and Chief of Biochemical Pharmacology at the National Institutes of Health. Dr. Lovenberg has served as President of Lovenberg Associates, Inc. since 1993. Since 1997, Dr. Lovenberg has served as Chief Executive Officer of Helicon Therapeutics Inc., a private company, and since 1992 and 1995, Dr. Lovenberg has served as a director of Xenometrix, Inc. and Chairman of the Board of Inflazyme Pharmaceutics, Ltd. (which is traded on the Toronto Exchange), respectively. Also, since 1994, Dr. Lovenberg has served as director of OSI Pharmaceuticals, Inc., a Nasdaq-listed public company. Dr. Lovenberg serves on the Scientific Advisory Board of Guilford Pharmaceuticals, Inc. Dr. Lovenberg received a Ph.D. in Biochemistry from George Washington University in 1962 and a B.S. in Biochemistry and an M.S. in Agriculture from Rutgers University in 1958 and 1956, respectively. Dr. Lovenberg, who serves as Executive Editor of Analytical Biochemistry and Editor
(USA) of Neurochemistry International, is a consulting editor to several other scientific journals. Dr. Lovenberg has been the recipient of many awards, including a Fulbright-Hays Senior Scholar Award and a Public Health Service Superior Service Award. Dr. Lovenberg is a member of the American College of Neuropsychopharmacology, the American Society of Neurochemistry and the American Society of Biochemistry and Molecular Biology.

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

     Susan L. Berent, Ph.D. has been with us since 1991 as the Director of our Gene and Protein Engineering and Computer Systems. Dr. Berent received her Ph.D. in Biological Chemistry from the University of Michigan and completed a postdoctoral fellowship at the Department of Molecular Genetics, Wadley Institutes of Molecular Medicine. She was appointed to Senior Scientist at Wadley in 1984 and maintained that position in the Wadley/Phillips Partnership until she joined us. Dr. Berent is an expert in protein chemistry, DNA libraries, cytokines such as TNF, and production Systems.

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

     Rajinder Singh Sidhu, Ph.D. has been with us since 1991 as the Director of our Fungal Program and Co-Director of our Gene Expression Systems. Dr. Sidhu received his Ph.D. degree in Microbiology from Haryana Agricultural University in Hissar, India, and completed a postdoctoral fellowship at Osaka University in Japan. He was appointed to Senior Scientist at Wadley in 1984 and maintained that position in the Wadley/ Phillips Partnership until he joined us. Dr. Sidhu is an expert on gene fusion and engineering, fungal genes and secretion, cytokines such as TNF, and production Systems.

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

     The following table sets forth the name and current position of each scientific advisor.

NAME                                                                POSITION
----                                                                --------
Yitzak Apeloig, Ph.D. ....................   Professor, Department of Chemistry at the
                                             Technion-Israel Institute of Technology
Hugo David, M.D., Ph.D. ..................   Consultant, New University of Lisbon, Institute of
                                             Hygiene and Topical Medicine
Donald M. Gray, Ph.D. ....................   Professor, Department of Molecular and Cell Biology,
                                             University of Texas at Dallas
Andrew S. Kende, Ph.D. ...................   C.F. Houghton Professor of Chemistry at the University
                                             of Rochester
Sidney Pestka, M.D. ......................   Chairman & Professor, Department of Molecular Genetics
                                             and Microbiology and Professor of Medicine, University
                                             of Medicine and Dentistry of New Jersey, Robert Wood
                                             Johnson Medical School
John A. Pople, Ph.D. .....................   Trustee's Professor of Chemistry at Northwestern
                                             University
Jeffrey Schlom, Ph.D. ....................   Chief, Laboratory of Tumor Immunology and Biology,
                                             Division of Cancer Biology and Diagnosis, National
                                             Cancer Institute, National Institutes of Health
David A. Scheinberg, M.D., Ph.D. .........   Chief, Leukemia Service; Head, Hematopoietic Cancer
                                             Immunochemistry Laboratory, Memorial Sloan-Kettering
                                             Cancer Center
Gary Strobel, Ph.D. ......................   Professor, Montana State University

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

     Dr. Yitzak Apeloig is Professor and Chairman of the Department of Chemistry at the Technicon -- Israel Institute of Technology in Haifa, Israel. He is an authority in the areas of Organosilicon Chemistry, Computational Chemistry and Mechanistic Organic Chemistry.

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

                           SUMMARY COMPENSATION TABLE

                                                    ANNUAL                             LONG-TERM
                                                 COMPENSATION                        COMPENSATION
NAME AND PRINCIPAL                             ----------------      ALL OTHER          AWARDS
POSITION                                YEAR    SALARY    BONUS   COMPENSATION(1)   STOCK OPTIONS #
------------------                      ----   --------   -----   ---------------   ---------------
Arthur P. Bollon,.....................  1999   $205,988    --         $6,000             25,000
  Chairman and Chief                    1998   $186,230    --         $6,000            100,000
  Executive Officer                     1997   $180,856    --         $6,000             95,000

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

     We granted Dr. Bollon the following options:

     - In November 1992, we granted Dr. Bollon options to purchase 200,000 shares of our common stock at an exercise price of $1.65 per share.

     - In April 1996, we granted Dr. Bollon options to purchase 50,000 shares of our common stock at an exercise price of $4.125 per share.

     - In December 1996, we granted Dr. Bollon options to purchase 100,000 shares of our common stock at an exercise price of $2.25 per share.

     - In January 1997, we granted Dr. Bollon options to purchase 50,000 shares of our common stock at an exercise price of $2.375 per share.

     - In June 1997, we granted Dr. Bollon options to purchase 20,000 shares of our common stock at an exercise price of $2.6875 per share.

     - In September 1997, we granted Dr. Bollon options to purchase 25,000 shares of our common stock at an exercise price of $4.3125 per share.

     - In September 1998, we granted Dr. Bollon options to purchase 25,000 shares of our common stock at an exercise price equal to $3.56 per share.

     - In October 1998, we granted Dr. Bollon options to purchase 75,000 shares of our common stock at an exercise price of $4.75 per share.

     - In August 1999, we granted Dr. Bollon options to purchase 25,000 shares of our common stock at an exercise price of $6.75 per share.

     - In January 2000, we granted Dr. Bollon options to purchase 50,000 shares of our common stock at an exercise price of $7.438 per share.

     - In January 2000, we granted Dr. Bollon options to purchase 25,000 shares of our common stock at an exercise price of $7.438 per share, subject to the approval of the 2000 Employee Stock Option Plan by a majority of our shareholders.

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

                       OPTION GRANTS IN FISCAL YEAR 1999

                                                               INDIVIDUAL GRANTS
                                          -----------------------------------------------------------
                                                         % OF TOTAL
                                                          OPTIONS
                                                         GRANTED TO     EXERCISE OF
                                           OPTIONS      EMPLOYEES IN       BASE
NAME                                      GRANTED(#)   FISCAL YEAR(1)   PRICE($/SH)   EXPIRATION DATE
----                                      ----------   --------------   -----------   ---------------
Arthur P. Bollon, Ph.D., ...............    25,000           15            6.75       August 31, 2009
  President and CEO

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

                          AGGREGATED OPTION EXERCISES
           IN FISCAL YEAR 1999 AND FISCAL 1999 YEAR END OPTION VALUES

                                                                 NUMBER OF
                                                                 SECURITIES          VALUE OF
                                                                 UNDERLYING         UNEXERCISED
                                                                UNEXERCISED        IN-THE-MONEY
                                                                 OPTIONS AT         OPTIONS AT
                                     SHARES                      FY-END(#)           FY-END(#)
                                   ACQUIRED ON      VALUE       EXERCISABLE/       EXERCISABLE/
NAME                               EXERCISE(#)   REALIZED($)   UNEXERCISABLE     UNEXERCISABLE(1)
----                               -----------   -----------   --------------   -------------------
Arthur P Bollon, Ph.D...........        0             0        486,000/84,000   $3,645,000/$630,000

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

                                                  COMMON STOCK             SERIES A PREFERRED STOCK
                                              ---------------------   ----------------------------------
                                                AMOUNT                  AMOUNT
                                              AND NATURE              AND NATURE               PERCENT
                                                  OF                      OF                    OF ALL
                                              BENEFICIAL   PERCENT    BENEFICIAL   PERCENT      VOTING
NAME AND ADDRESS                              OWNERSHIP    OF CLASS   OWNERSHIP    OF CLASS   SECURITIES
OF BENEFICIAL OWNER(1)                           (2)         (2)         (3)         (3)         (4)
----------------------                        ----------   --------   ----------   --------   ----------
Roan/Meyers Associates, L.P.(5).............  2,070,791      15.5%      26,620       3.6%        14.8%
Bruce Meyers(6).............................  1,656,278      12.7%      26,620       3.6%        12.2%
Peter Janssen(7)............................    761,698       5.8%          --        --          5.5%
Arthur P. Bollon, Ph.D.(8)..................    673,400       5.1%          --        --          4.8%
Gary E. Frashier(9).........................     24,000         *           --        --            *
Ira J. Gelb, M.D.(10).......................    116,000         *           --        --            *
Irwin C. Gerson(11).........................    112,000         *           --        --            *
Walter M. Lovenberg, Ph.D.(12)..............    115,500         *           --        --            *
Directors and executive officers as a group
  (7 persons)(13)...........................  1,184,900       8.6%          --        --          8.2%

---------------

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

 (7) Mr. Janssen's address is c/o Janssen Partners, Inc., 1345 Old Northern Blvd., Roslyn, New York 11576. Ownership consists of (i) 507,615 shares of Common Stock, (ii) 217,264 shares of Common Stock issuable upon the exercise of 54,316 Unit Purchase Options and underlying C and D Warrants granted in connection with the IPO and (iii) 36,819 shares of Common Stock issuable upon the exercise of Class E Warrants granted in connection with the April 1998 Private Placement.

 (8) Ownership consists of 167,400 shares of Common Stock and options to purchase 506,000 shares of Common Stock which are currently exercisable or exercisable within 60 days of the date hereof. Does not include options to purchase 139,000 shares of Common Stock not exercisable within 60 days of the date hereof.

 (9) Ownership consists of options to purchase 24,000 shares of Common Stock currently exercisable or exercisable within 60 days of the date hereof. Does not include options to purchase 51,000 shares of Common Stock not exercisable within 60 days of the date hereof.

(10) Ownership consists of options to purchase 116,000 shares of Common Stock which are currently exercisable or exercisable within 60 days of the date hereof. Does not include options to purchase 38,000 shares of Common Stock not exercisable within 60 days of the date hereof.

(11) Ownership consists of options to purchase 112,000 shares of Common Stock which are currently exercisable or exercisable within 60 days of the date hereof. Does not include options to purchase 38,000 shares of Common Stock which are not exercisable within 60 days of the date hereof.

(12) Ownership consists of 2,500 shares of Common Stock, options to purchase 112,000 shares of Common Stock which are currently exercisable or exercisable within 60 days of the date hereof and warrants to purchase 1,000 shares of Common Stock which are currently exercisable. Does not include options to purchase 38,000 shares of Common Stock which are not exercisable within 60 days of the date hereof.

(13) Ownership consists of 199,900 shares of Common Stock and options to purchase an aggregate of 985,000 shares of Common Stock which are currently exercisable or exercisable within 60 days of the date hereof. Does not include options to purchase 435,000 shares of Common Stock not exercisable within 60 days of the date hereof.

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

(3) Exhibits

          3.1            -- Certificate of Incorporation, as amended(l)
          3.2            -- By-laws(l)
          4.1            -- Specimen certificates representing Class C Warrants,
                            Class D Warrants and Common Stock(l)
          4.2            -- Form of Warrant Agreement with warrant certificates
                            between the Company, Janssen/Meyers Associates, L.P. and
                            American Stock Transfer and Trust Company(l)
          4.3            -- Form of Unit Purchase Option in connection with the
                            Company's Initial Public Offering(l)
          4.4            -- Warrant Certificate issued to the Washington State
                            University Research Foundation(4)
         10.1            -- Form of Consulting Agreement between the Company and
                            Janssen-Meyers Associates, L.P.(1)
         10.2            -- Employment Agreement dated March 1, 1992 between the
                            Company and Arthur P. Bollon, Ph.D.(1)
         10.3            -- Employment Agreement dated March 1, 1992 between the
                            Company and Bruce Meyers, as amended(l)

         10.4            -- Employment Agreement effective November 7, 1995 between the Company and Daniel Shusterman(l)
         10.5            -- 1992 Stock Option Plan, as amended(l)
         10.6            -- Form of Stock Option Agreement(l)
         10.7            -- Lease Agreement dated September 1, 1993 between the
                            Company and Mutual Benefit Life Insurance Company In
                            Rehabilitation(l)
         10.8            -- Lease Agreement dated October 1, 1991 between the Company and J.K. and Susie Wadley Research Institute and Blood
                            Bank, as amended(l)
         10.9            -- Purchase Agreement dated October 10, 1991 between the
                            Company and Wadley Technologies, Inc. ("Wadley")(1)
         10.10           -- Security Agreement dated October 10, 1991 between the
                            Company and Wadley(l)
         10.11           -- License Agreement dated March 15, 1989 between the
                            Company and Phillips Petroleum Company, as amended(l)
         10.12           -- License Agreement dated June 10, 1993 between the Company and Research & Development Institute, Inc. ("RDI"), as
                            amended, relating to the Paclitaxel Fermentation
                            Production System(l)
         10.13           -- Research and Development Agreement effective June 10,
                            1993 between the Company and RDI, as amended(l)
         10.14           -- License Agreement dated February 22, 1995 between the
                            Company and RDI, as amended, relating to FTS-2(l)
         10.15           -- Research, Development and License Agreement dated March
                            26, 1992 between the Company and Enzon, Inc. ("Enzon"),
                            as amended(l)
         10.16           -- Research, Development and License Agreement dated July
                            13, 1992 between the Company and Enzon relating to the
                            Company's tumor necrosis factor technology(l)
         10.17           -- Agreement effective June 30, 1992 between the Company and
                            University of Texas at Dallas ("UTD"), as amended(l)
         10.18           -- Research Agreement effective April 8, 1994 between the
                            Company and Sloan-Kettering Institute for Cancer
                            Research(l)
         10.19           -- Joint Venture Agreement dated September 17, 1992 between the Company and Pestka Biomedical laboratories, Inc.
                            ("Pestka")(1)
         10.20           -- Stock Purchase Agreement dated September 17, 1992 between the Company and Pestka(l)
         10.21           -- License Agreement dated September 17, 1992 between
                            Cytomune, Inc. and Pestka(l)
         10.22           -- Research and Development Agreement dated September 17,
                            1992 between Cytomune, Inc. and Pestka(l)
         10.23           -- Marketing Agreement dated as of November 1, 1994 between
                            Helm AG and the Company(l)
         10.24           -- Extension Agreement with RDI dated June 5, 1995(l)
         10.25           -- Third Amendment to Lease Agreement dated April 30,
                            1995(l)
         10.26           -- Form of Subordinated Note Extension(l)
         10.27           -- Form of Note Extension(l)
         10.28           -- September 25, 1995 RDI Extension(l)
         10.29           -- October 25, 1995 RDI Extension(1)
         10.30           -- Amendment to License Agreement dated June 10, 1993, as
                            amended, and Research and Development Agreement effective
                            June 10, 1993, as amended, both agreements between the
                            Company and RDI(2)

          10.31           -- License Agreement No. W960206 effective February 27, 1996 between the Company and The
                             Regents of the University of California(2)
          10.32           -- License Agreement No. W960207 effective February 27, 1996 between the Company and The
                             Regents of the University of California(2)
          10.33           -- License Agreement with the Washington State University, dated July 2, 1996(3)*
          10.34           -- Amendment to Agreement, effective June 30, 1992, as amended, between the Company and the University of Texas at Dallas(3)
          10.35           -- 1996 Stock Option Plan and Amendment No. 1 thereto(7)
          10.36           -- Patent License Agreement, dated August 4, 1998, between The Regents of the University of California and the Company for Peptide Anti-estrogen for Breast Cancer Therapy(5)*
          10.37           -- Master License Agreement, dated as of June 12, 1998, between the Company and
                             Bristol-Myers Squibb Company(6)*
          10.38           -- Sublicense Agreement, dated May 27, 1998, between the Company and Bristol-Myers Squibb under The Research & Development Institute, Inc. License Agreement, as amended, dated
                             June 10, 1998(6)*
          10.39           -- Sublicense Agreement, dated May 19, 1998, between the Company and Bristol-Myers Squibb
                             Company under the Washington State University Research Foundation License Agreement,
                             dated June 8, 1996(6)*
          10.40           -- Amended and Restated License Agreement, dated June 3, 1998, between the Washington
                             State University Research Foundation and the Company(6)*
          10.41           -- Amendment, dated May 27, 1998, to the License Agreement, dated June 10, 1993, between
                             The Research and Development Institute, Inc. and the Company(6)*
          21              -- List of Subsidiaries -- None
          23              -- Consent of Independent Auditors
          27              -- Financial Data Schedule(8)

(3) Reports on Form 8-K

     No reports on Form 8-K were filed during the last quarter of the fiscal year ended December 31, 1999.
---------------

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

(8) Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1999, as filed with the U.S. Securities and Exchange Commission on March 30, 2000.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            CYTOCLONAL PHARMACEUTICS INC.

                                            By: /s/ ARTHUR P. BOLLON. PH.D.
                                              ----------------------------------
                                                   Arthur P. Bollon, Ph.D.
                                                          President

Dated: June 6, 2000

     In accordance with the Exchange Act, this report has been signed below by the following on behalf of the registrant and in capacities and on the dates indicated.

                      SIGNATURE                                     CAPACITY                   DATE
                      ---------                                     --------                   ----
             /s/ ARTHUR P. BOLLON, PH.D.               Chairman, President and CEO         June 6, 2000
-----------------------------------------------------
               Arthur P. Bollon, Ph.D.

             /s/ DANIEL SHUSTERMAN, J.D.               Vice President of Operations,       June 6, 2000
-----------------------------------------------------    Treasurer and Chief Financial
                  Daniel Shusterman                      Officer

                /s/ GARY E. FRASHIER                   Director                            June 6, 2000
-----------------------------------------------------
                  Gary E. Frashier

                   /s/ IRA J. GELB                     Director                            June 6, 2000
-----------------------------------------------------
                     Ira J. Gelb

                 /s/ IRWIN C. GERSON                   Director                            June 6, 2000
-----------------------------------------------------
                   Irwin C. Gerson

               /s/ WALTER M. LOVENBERG                 Director                            June 6, 2000
-----------------------------------------------------
                 Walter M. Lovenberg

                         CYTOCLONAL PHARMACEUTICS, INC.

                                    CONTENTS

                                                              PAGE
                                                              ----
FINANCIAL STATEMENTS
  Independent auditors' report..............................  F-2
  Balance sheets as of December 31, 1999 and 1998...........  F-3
  Statements of operations for the years ended December 31,
     1999, 1998 and 1997....................................  F-4
  Statements of changes in stockholders' equity for the
     years ended December 31, 1999, 1998 and 1997...........  F-5
  Statements of cash flows for the years ended December 31,
     1999, 1998 and 1997....................................  F-6
  Notes to financial statements.............................  F-7

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

                                            Richard A. Eisner & Company, LLP

New York, New York
February 5, 2000
With respect to Note J
March 13, 2000

                         CYTOCLONAL PHARMACEUTICS INC.

                                 BALANCE SHEETS

                                                                     DECEMBER 31,
                                                              ---------------------------
                                                                  1999           1998
                                                              ------------   ------------
                                         ASSETS

Current assets:
  Cash equivalents (Note B[5])..............................  $  3,213,000   $  6,826,000
  Prepaid expenses and other current assets.................       135,000         85,000
                                                              ------------   ------------
          Total current assets..............................     3,348,000      6,911,000
Equipment, net (Notes B[1] and E)...........................       285,000        121,000
Patent rights, less accumulated amortization of $654,000
  and $540,000 (Notes B[2] and C)...........................       780,000        710,000
Notes receivable -- officer/stockholder -- 9.75% due April
  30, 2002..................................................        74,000
Other assets................................................         4,000          4,000
                                                              ------------   ------------
                                                              $  4,491,000   $  7,746,000
                                                              ============   ============

                                       LIABILITIES

Current liabilities:
  Accounts payable and accrued expenses (Note F)............  $    682,000   $    461,000
  Deferred revenue (Note B[9])..............................       207,000         67,000
  Current portion of royalties payable (Note C).............       135,000        156,000
                                                              ------------   ------------
          Total current liabilities.........................     1,024,000        684,000
Royalties payable (Note C)..................................       875,000      1,000,000
                                                              ------------   ------------
                                                                 1,899,000      1,684,000
                                                              ------------   ------------
Commitments and other matters (Notes C and I)
STOCKHOLDERS' EQUITY (NOTE G)
Preferred stock -- $.01 par value, 10,000,000 shares
  authorized; 728,903 and 746,864 shares of Series A
  convertible preferred issued and outstanding (liquidation
  value $1,822,000 and $1,872,000)..........................         7,000          7,000
Common stock -- $.01 par value, 30,000,000 shares
  authorized; 10,377,453 and 10,209,844 shares issued and
  outstanding...............................................       104,000        102,000
Additional paid-in capital..................................    24,759,000     23,785,000
Unearned compensatory costs.................................       (89,000)
Accumulated deficit.........................................   (22,189,000)   (17,832,000)
                                                              ------------   ------------
                                                                 2,592,000      6,062,000
                                                              ------------   ------------
                                                              $  4,491,000   $  7,746,000
                                                              ============   ============

                       See notes to financial statements

                         CYTOCLONAL PHARMACEUTICS INC.

                            STATEMENTS OF OPERATIONS

                                                                YEAR ENDED DECEMBER 31,
                                                        ---------------------------------------
                                                           1999          1998          1997
                                                        -----------   -----------   -----------
Revenue:
  License and research fees (Note D)..................  $ 1,375,000   $ 1,183,000
                                                        -----------   -----------
Operating expenses:
  Research and development............................    2,332,000     1,692,000   $ 1,469,000
  General and administrative..........................    3,194,000     2,500,000     1,888,000
                                                        -----------   -----------   -----------
                                                          5,526,000     4,192,000     3,357,000
                                                        -----------   -----------   -----------
Other (income) expenses:
  Interest income.....................................     (222,000)     (286,000)     (107,000)
  Interest expense....................................        6,000         5,000         2,000
                                                        -----------   -----------   -----------
                                                           (216,000)     (281,000)     (105,000)
                                                        -----------   -----------   -----------
Loss before cumulative effect of a change in
  accounting principle................................   (3,935,000)   (2,728,000)   (3,252,000)
Cumulative effect on prior years (Note B[9])..........     (422,000)
                                                        -----------   -----------   -----------
NET LOSS..............................................   (4,357,000)   (2,728,000)   (3,252,000)
Preferred stock dividend..............................     (182,000)     (187,000)     (237,000)
                                                        -----------   -----------   -----------
NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS..........  $(4,539,000)  $(2,915,000)  $(3,489,000)
                                                        ===========   ===========   ===========
Basic and diluted net loss per common share:
  Loss before cumulative effect of a change in
     accounting principle.............................  $      (.40)  $      (.30)  $      (.42)
  Cumulative effect on prior years....................         (.04)
                                                        -----------   -----------   -----------
NET LOSS..............................................  $      (.44)  $      (.30)  $      (.42)
                                                        ===========   ===========   ===========
WEIGHTED AVERAGE NUMBER OF SHARES
 OUTSTANDING -- BASIC  AND DILUTED
 (NOTE B[4])..........................................   10,333,000     9,742,000     8,268,000
                                                        ===========   ===========   ===========

                       See notes to financial statements

                         CYTOCLONAL PHARMACEUTICS INC.

             STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (NOTE G)

                                CONVERTIBLE
                              PREFERRED STOCK         COMMON STOCK        ADDITIONAL
                            -------------------   ---------------------     PAID-IN       UNEARNED     ACCUMULATED
                             SHARES     AMOUNT      SHARES      AMOUNT      CAPITAL     COMPENSATION     DEFICIT         TOTAL
                            ---------   -------   ----------   --------   -----------   ------------   ------------   -----------
BALANCE -- DECEMBER 31,
  1996....................  1,228,629   $12,000    7,730,546   $ 78,000   $14,074,000                  $(11,852,000)  $ 2,312,000
Preferred dividend
  (stock).................    122,788     1,000                                (1,000)                                          0
Preferred stock converted
  to common stock.........   (466,854)   (5,000)     466,854      5,000                                                         0
Exercise of unit purchase
  option..................     50,000     1,000      250,000      2,000       497,000                                     500,000
Exercise of warrants......                           277,098      2,000     1,309,000                                   1,311,000
Exercise of options.......                            69,500      1,000       118,000                                     119,000
Value assigned to 10,000
  ($1.45) and 40,000
  ($2.88) options issued
  for professional
  services................                                                    133,000                                     133,000
Net loss for the year.....                                                                               (3,252,000)   (3,252,000)
                            ---------   -------   ----------   --------   -----------     --------     ------------   -----------
BALANCE -- DECEMBER 31,
  1997....................    934,563     9,000    8,793,998     88,000    16,130,000                   (15,104,000)    1,123,000
Preferred dividend
  (stock).................     94,680     1,000                                (1,000)                                          0
Preferred stock converted
  to common stock.........   (282,379)   (3,000)     282,379      3,000                                                         0
Exercise of warrants......                           389,241      4,000     2,495,000                                   2,499,000
Exercise of options.......                            73,200      1,000       130,000                                     131,000
Value assigned to 5,000
  ($3.11), 12,500 ($3.47)
  and 37,500 ($3.68)
  options issued for
  professional services...                                                    197,000                                     197,000
Private placement.........                           671,026      6,000     4,831,000                                   4,837,000
Other.....................                                                      3,000                                       3,000
Net loss for the year.....                                                                               (2,728,000)   (2,728,000)
                            ---------   -------   ----------   --------   -----------     --------     ------------   -----------
BALANCE -- DECEMBER 31,
  1998....................    746,864     7,000   10,209,844    102,000    23,785,000                   (17,832,000)    6,062,000
Preferred dividend
  (stock).................     74,648     1,000                                (1,000)                                          0
Preferred stock converted
  to common stock.........    (92,609)   (1,000)      92,609      1,000                                                         0
Exercise of warrants......                            15,000                   59,000                                      59,000
Exercise of options.......                             7,000                   25,000                                      25,000
Value assigned to 35,500
  ($4.05), 30,000 ($4.99)
  and 10,000 ($4.03)
  options and 50,000
  ($3.38) warrants for
  professional services...                                                    501,000     $(89,000)                       412,000
Shares exchanged for
  technology..............                            25,000                  184,000                                     184,000
Issuance of compensatory
  stock...................                            28,000      1,000       206,000                                     207,000
Net loss for the year.....                                                                               (4,357,000)   (4,357,000)
                            ---------   -------   ----------   --------   -----------     --------     ------------   -----------
BALANCE -- DECEMBER 31,
  1999....................    728,903   $ 7,000   10,377,453   $104,000   $24,759,000     $(89,000)    $(22,189,000)  $ 2,592,000
                            =========   =======   ==========   ========   ===========     ========     ============   ===========

                       See notes to financial statements

                         CYTOCLONAL PHARMACEUTICS INC.

                            STATEMENTS OF CASH FLOWS

                                                                   YEAR ENDED DECEMBER 31,
                                                           ---------------------------------------
                                                              1999          1998          1997
                                                           -----------   -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss...............................................  $(4,357,000)  $(2,728,000)  $(3,252,000)
  Adjustments to reconcile net loss to net cash used in
     operating activities:
     Depreciation and amortization.......................      200,000       131,000       116,000
     Value assigned to warrants, options and compensatory
       stock.............................................      619,000       197,000       133,000
     Equity in loss of joint venture.....................                                   16,000
     Changes in:
       Prepaid expenses and other current assets.........      (50,000)      (50,000)
       Deferred revenue..................................      140,000        67,000
       Accounts payable and accrued expenses.............      221,000        29,000       123,000
                                                           -----------   -----------   -----------
          Net cash used in operating activities..........   (3,227,000)   (2,354,000)   (2,864,000)
                                                           -----------   -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Notes receivable -- officer/shareholder................      (74,000)
  Purchase of equipment..................................     (250,000)      (76,000)      (44,000)
                                                           -----------   -----------   -----------
          Net cash used in investing activities..........     (324,000)      (76,000)      (44,000)
                                                           -----------   -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from private placement....................                  4,837,000
  Payment of royalty liability...........................     (146,000)      (63,000)      (31,000)
  Proceeds from exercise of options and warrants.........       84,000     2,630,000     1,430,000
  Other..................................................                      3,000
  Proceeds from exercise of unit purchase option.........                                  500,000
                                                           -----------   -----------   -----------
          Net cash (used in) provided by financing
            activities...................................      (62,000)    7,407,000     1,899,000
                                                           -----------   -----------   -----------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS.....   (3,613,000)    4,977,000    (1,009,000)
Cash equivalents at beginning of year....................    6,826,000     1,849,000     2,858,000
                                                           -----------   -----------   -----------
CASH EQUIVALENTS AT END OF YEAR..........................  $ 3,213,000   $ 6,826,000   $ 1,849,000
                                                           ===========   ===========   ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid for interest.................................  $     6,000   $     5,000   $     2,000
  Noncash investing activities:
     Equipment acquired included in accounts payable and
       accrued expenses..................................                              $    28,000
  Common stock issued for technology.....................  $   184,000

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

(1) EQUIPMENT:

     Equipment is stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets which range from five to seven years. Leasehold improvements are amortized over the lesser of the economic useful life of the improvement or term of the lease whichever is shorter.

(2) PATENT RIGHTS AND COSTS:

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

(3) RESEARCH AND DEVELOPMENT:

     Research and development costs are charged to expense as incurred.

(4) LOSS PER COMMON SHARE:

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

(5) CASH EQUIVALENTS AND CONCENTRATION OF CREDIT RISK:

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

(6) STOCK-BASED COMPENSATION:

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

(7) FAIR VALUE OF FINANCIAL INSTRUMENTS:

     The carrying value of cash equivalents, accounts payable and accrued expenses approximates their fair value due to the short period to maturity of these instruments. It is not practicable to estimate the fair value of royalties payable due to payment terms varying based on sales of products by the Company and the lack of such sales during the years ended December 31, 1999 and 1998.

(8) USE OF ESTIMATES:

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

(9) REVENUE RECOGNITION AND CHANGE IN ACCOUNTING PRINCIPLE:

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

     Pro forma amounts assuming the revenue recognition is applied retroactively is as follows:

                                                                   DECEMBER 31,
                                                             -------------------------
                                                                1999          1998
                                                             -----------   -----------
Net loss...................................................  $(3,935,000)  $(3,150,000)
Loss per common share -- basic and dilutive................         (.40)         (.34)

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

                         CYTOCLONAL PHARMACEUTICS INC.

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

NOTE E -- EQUIPMENT

     Equipment is summarized as follows:

                                                                 DECEMBER 31,
                                                              -------------------
                                                                1999       1998
                                                              --------   --------
  Office equipment..........................................  $ 78,000   $ 42,000
  Furniture and fixtures....................................    48,000     16,000
  Computers and laboratory equipment........................   507,000    327,000
  Leasehold improvements....................................     8,000      8,000
                                                              --------   --------
          Total.............................................   641,000    393,000
  Less accumulated depreciation and amortization............   356,000    272,000
                                                              --------   --------
  Net.......................................................  $285,000   $121,000
                                                              ========   ========

                         CYTOCLONAL PHARMACEUTICS INC.

NOTE F -- ACCOUNTS PAYABLE AND ACCRUED EXPENSES

     Accounts payable and accrued expenses consist of the following:

                                                                 DECEMBER 31,
                                                              -------------------
                                                                1999       1998
                                                              --------   --------
Professional fees...........................................  $202,000   $ 99,000
Payroll and related expenses................................   185,000    170,000
Licensors and contractors...................................   215,000    167,000
Occupancy costs.............................................    21,000     12,000
Real estate taxes...........................................    11,000
Other.......................................................    48,000     13,000
                                                              --------   --------
                                                              $682,000   $461,000
                                                              ========   ========

NOTE G -- STOCKHOLDERS' EQUITY

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

                         CYTOCLONAL PHARMACEUTICS INC.

(4) WARRANTS:

     At December 31, 1999, outstanding warrants to acquire shares of the Company's common stock are as follows:

                                                 NUMBER OF
WARRANT     EXERCISE           EXPIRATION         SHARES
 TYPE         PRICE               DATE           RESERVED
-------  ---------------  ---------------------  ---------
Class A  $3.75            November 2000            115,000(a)
Class B  $4.375           November 2000            188,088(a)
Class C  $6.50            November 2000          2,006,073(b)
Class D  $8.75            November 2000          4,517,000(b)
Class E  $9.82 to $11.35  April 2003               335,538(c)
Other    $4.25 to $9.00   July 2002 - July 2004    261,000(d)
                                                 ---------
                                                 7,422,699
                                                 =========

---------------

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

     In connection with its initial public offering, the Company sold to the underwriter, at a nominal amount, a unit purchase option to purchase up to an aggregate of 200,000 additional units at $8.25 per unit. The units purchasable upon exercise of the unit purchase option are comprised of one share of common stock, one Class C warrant and one Class D warrant. The warrants included therein are not subject to redemption by the Company. These units became exercisable November 1998 for a two-year period.

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

     Stock option activity under the 1992 Plan and the 1996 Plan are summarized as follows:

                                                 YEAR ENDED DECEMBER 31,
                            ------------------------------------------------------------------
                                    1999                   1998                   1997
                            --------------------   --------------------   --------------------
                                        WEIGHTED               WEIGHTED               WEIGHTED
                                        AVERAGE                AVERAGE                AVERAGE
                                        EXERCISE               EXERCISE               EXERCISE
                             SHARES      PRICE      SHARES      PRICE      SHARES      PRICE
                            ---------   --------   ---------   --------   ---------   --------
Options outstanding at
  beginning of year.......  1,310,300    $3.50     1,032,500    $3.04       753,500    $2.67
Granted...................    335,000     6.62       351,000     4.52       350,000     3.57
Exercised.................     (7,000)    3.55       (73,200)    1.80       (69,500)    1.71
Cancelled.................     (3,000)    4.31                               (1,500)    3.94
                            ---------              ---------              ---------
Options outstanding at end
  of year.................  1,635,300     4.16     1,310,300     3.50     1,032,500     3.04
                            =========              =========              =========
Options exercisable at end
  of year.................  1,141,340     3.53       786,380     3.08       604,700     2.57
                            =========              =========              =========

     The following table presents information relating to stock options outstanding under the plans as of December 31, 1999:

                                            OPTIONS OUTSTANDING
                                      --------------------------------   OPTIONS EXERCISABLE
                                                             WEIGHTED    --------------------
                                                  WEIGHTED    AVERAGE                WEIGHTED
                                                  AVERAGE    REMAINING               AVERAGE
              RANGE OF                            EXERCISE    LIFE IN                EXERCISE
           EXERCISE PRICE              SHARES      PRICE       YEARS      SHARES      PRICE
           --------------             ---------   --------   ---------   ---------   --------
$1.65  -$2.6875.....................    477,500    $2.10       5.17        447,500    $2.06
$3.25  -$4.125......................    342,000     6.88       6.83        308,000     3.91
$4.3125-$5.00.......................    479,800     4.59       8.06        336,240     4.56
$6.00  -$8.38.......................    336,000     6.75       9.46         49,600     7.42
                                      ---------                          ---------
                                      1,635,300     4.16       7.24      1,141,340     3.53
                                      =========                          =========

                         CYTOCLONAL PHARMACEUTICS INC.

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

     The weighted average fair value at date of grant for options granted during 1999, 1998 and 1997 was $4.34, $3.27 and $2.34 per option, respectively. The fair value of options at date of grant was estimated using the Black-Scholes option pricing model utilizing the following assumptions:

                                             1999            1998             1997
                                         ------------   --------------   --------------
Risk-free interest rates...............  4.7% to 6.2%   4.41% to 5.63%   6.38% to 6.55%
Expected option life in years..........       10              10               10
Expected stock price volatility........   34% to 52%      49% to 86%       44% to 51%
Expected dividend yield................       0%              0%               0%

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

NOTE H -- INCOME TAXES

     At December 31, 1999, the Company had approximately $20,251,000 of net operating loss carryforwards and research and development credit carryforwards of approximately $225,000 for federal income tax purposes which expire as follows:

                                                                     RESEARCH AND
                                                     NET OPERATING   DEVELOPMENT
YEAR                                                    LOSSES         CREDITS
----                                                 -------------   ------------
2006...............................................   $   194,000
2007...............................................     1,153,000
2008...............................................     1,905,000
2009...............................................     2,678,000
2010...............................................     2,606,000
2011...............................................     2,617,000      $ 51,000
2012...............................................     3,084,000        55,000
2018...............................................     2,493,000        53,000
2019...............................................     3,521,000        66,000
                                                      -----------      --------
                                                      $20,251,000      $225,000
                                                      ===========      ========

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

NOTE I -- COMMITMENTS AND OTHER MATTERS

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

                         CYTOCLONAL PHARMACEUTICS INC.

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

                         CYTOCLONAL PHARMACEUTICS INC.

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

                         CYTOCLONAL PHARMACEUTICS INC.

NOTE J -- SUBSEQUENT EVENT

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

                               INDEX TO EXHIBITS

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
          3.1            -- Certificate of Incorporation, as amended(l)
          3.2            -- By-laws(l)
          4.1            -- Specimen certificates representing Class C Warrants,
                            Class D Warrants and Common Stock(l)
          4.2            -- Form of Warrant Agreement with warrant certificates
                            between the Company, Janssen/Meyers Associates, L.P. and
                            American Stock Transfer and Trust Company(l)
          4.3            -- Form of Unit Purchase Option in connection with the
                            Company's Initial Public Offering(l)
          4.4            -- Warrant Certificate issued to the Washington State
                            University Research Foundation(4)
         10.1            -- Form of Consulting Agreement between the Company and
                            Janssen-Meyers Associates, L.P.(1)
         10.2            -- Employment Agreement dated March 1, 1992 between the
                            Company and Arthur P. Bollon, Ph.D.(1)
         10.3            -- Employment Agreement dated March 1, 1992 between the
                            Company and Bruce Meyers, as amended(l)
         10.4            -- Employment Agreement effective November 7, 1995 between the Company and Daniel Shusterman(l)
         10.5            -- 1992 Stock Option Plan, as amended(l)
         10.6            -- Form of Stock Option Agreement(l)
         10.7            -- Lease Agreement dated September 1, 1993 between the
                            Company and Mutual Benefit Life Insurance Company In
                            Rehabilitation(l)
         10.8            -- Lease Agreement dated October 1, 1991 between the Company and J.K. and Susie Wadley Research Institute and Blood
                            Bank, as amended(l)
         10.9            -- Purchase Agreement dated October 10, 1991 between the
                            Company and Wadley Technologies, Inc. ("Wadley")(1)
         10.10           -- Security Agreement dated October 10, 1991 between the
                            Company and Wadley(l)
         10.11           -- License Agreement dated March 15, 1989 between the
                            Company and Phillips Petroleum Company, as amended(l)
         10.12           -- License Agreement dated June 10, 1993 between the Company and Research & Development Institute, Inc. ("RDI"), as
                            amended, relating to the Paclitaxel Fermentation
                            Production System(l)
         10.13           -- Research and Development Agreement effective June 10,
                            1993 between the Company and RDI, as amended(l)
         10.14           -- License Agreement dated February 22, 1995 between the
                            Company and RDI, as amended, relating to FTS-2(l)
         10.15           -- Research, Development and License Agreement dated March
                            26, 1992 between the Company and Enzon, Inc. ("Enzon"),
                            as amended(l)
         10.16           -- Research, Development and License Agreement dated July
                            13, 1992 between the Company and Enzon relating to the
                            Company's tumor necrosis factor technology(l)
         10.17           -- Agreement effective June 30, 1992 between the Company and
                            University of Texas at Dallas ("UTD"), as amended(l)
         10.18           -- Research Agreement effective April 8, 1994 between the
                            Company and Sloan-Kettering Institute for Cancer
                            Research(l)

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         10.19           -- Joint Venture Agreement dated September 17, 1992 between the Company and Pestka Biomedical laboratories, Inc.
                            ("Pestka")(1)
         10.20           -- Stock Purchase Agreement dated September 17, 1992 between the Company and Pestka(l)
         10.21           -- License Agreement dated September 17, 1992 between
                            Cytomune, Inc. and Pestka(l)
         10.22           -- Research and Development Agreement dated September 17,
                            1992 between Cytomune, Inc. and Pestka(l)
         10.23           -- Marketing Agreement dated as of November 1, 1994 between
                            Helm AG and the Company(l)
         10.24           -- Extension Agreement with RDI dated June 5, 1995(l)
         10.25           -- Third Amendment to Lease Agreement dated April 30,
                            1995(l)
         10.26           -- Form of Subordinated Note Extension(l)
         10.27           -- Form of Note Extension(l)
         10.28           -- September 25, 1995 RDI Extension(l)
         10.29           -- October 25, 1995 RDI Extension(1)
         10.30           -- Amendment to License Agreement dated June 10, 1993, as
                            amended, and Research and Development Agreement effective
                            June 10, 1993, as amended, both agreements between the
                            Company and RDI(2)
         10.31           -- License Agreement No. W960206 effective February 27, 1996 between the Company and The Regents of the University of
                            California(2)
         10.32           -- License Agreement No. W960207 effective February 27, 1996 between the Company and The Regents of the University of
                            California(2)
         10.33           -- License Agreement with the Washington State University, dated July 2, 1996(3)*
         10.34           -- Amendment to Agreement, effective June 30, 1992, as
                            amended, between the Company and the University of Texas
                            at Dallas(3)
         10.35           -- 1996 Stock Option Plan and Amendment No. 1 thereto(7)
         10.36           -- Patent License Agreement, dated August 4, 1998, between
                            The Regents of the University of California and the
                            Company for Peptide Anti-estrogen for Breast Cancer
                            Therapy(5)*
         10.37           -- Master License Agreement, dated as of June 12, 1998,
                            between the Company and Bristol-Myers Squibb Company(6)*
         10.38           -- Sublicense Agreement, dated May 27, 1998, between the
                            Company and Bristol-Myers Squibb under The Research &
                            Development Institute, Inc. License Agreement, as
                            amended, dated June 10, 1998(6)*
         10.39           -- Sublicense Agreement, dated May 19, 1998, between the
                            Company and Bristol-Myers Squibb Company under the
                            Washington State University Research Foundation License
                            Agreement, dated June 8, 1996(6)*
         10.40           -- Amended and Restated License Agreement, dated June 3,
                            1998, between the Washington State University Research
                            Foundation and the Company(6)*
         10.41           -- Amendment, dated May 27, 1998, to the License Agreement, dated June 10, 1993, between The Research and Development
                            Institute, Inc. and the Company(6)*
         21              -- List of Subsidiaries -- None
         23              -- Consent of Independent Auditors
         27              -- Financial Data Schedule(8)

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

(8) Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1999, as filed with the U.S. Securities and Exchange Commission on March 30, 2000.