Form 10QSB
period 2000-06-30
CYTOCLONAL PHARMACEUTICS INC /DE
filed 2000-08-14
CIK 944809

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(MARK ONE)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED   JUNE 30, 2000
                               ---------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT FOR THE TRANSITION PERIOD FROM ______________ TO _______________

COMMISSION FILE NUMBER  0-26918
                      ---------------------------------------------------------

                          CYTOCLONAL PHARMACEUTICS INC.
        ----------------------------------------------------------------
        (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)


          DELAWARE                                75-2402409
---------------------------------            ---------------------
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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         STATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON EQUITY, AS OF THE LATEST PRACTICABLE DATE: 15,769,052 SHARES OF COMMON STOCK, $.01 PAR VALUE, OUTSTANDING AS OF AUGUST 9, 2000.

                          CYTOCLONAL PHARMACEUTICS INC.


                                TABLE OF CONTENTS


                                                                                                  Page(s)
                                                                                                  -------
PART I.  FINANCIAL INFORMATION
            Item 1. -- Financial Statements:

                       Balance Sheets as of June 30, 2000 (unaudited)
                         and December 31, 1999                                                       3

                       Statements of Operations for the Three Months
                         Ended June 30, 2000 and 1999 and for the Six
                         Months Ended June 30, 2000 and 1999 (unaudited)                             4

                       Statements of Cash Flows for the Six Months
                         Ended June 30, 2000 and 1999 (unaudited)                                    5

                       Notes to Financial Statements                                                 6

            Item 2. -- Management's Discussion and Analysis of Financial
                         Condition and Results of Operations                                         8


PART II.  OTHER INFORMATION

            Item 2. -  Changes in Securities and use of Proceeds                                    12

            Item 6. -- Exhibits and Reports on Form 8-K                                             12

Signatures                                                                                          12
Exhibit 27  Financial Data Schedule                                                                 13

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                          CYTOCLONAL PHARMACEUTICS INC.
                                 BALANCE SHEETS


                                                                        JUNE 30,      DECEMBER 31,
                                                                          2000           1999
                               ASSETS                                 (UNAUDITED)
                                                                      ------------    ------------
Current assets:

   Cash (pricipally money market)                                     $ 38,801,000    $  3,213,000

   Prepaid expenses and other current assets                               151,000         135,000
                                                                      ------------    ------------

          Total current assets                                          38,952,000       3,348,000

Equipment, net                                                             280,000         285,000

Patent rights, less accumulated amortization of
    $707,000 and $654,000                                                  727,000         780,000

Notes receivable-officer/stockholder-9.75% due April 30, 2003              137,000          74,000

Other assets                                                                 4,000           4,000
                                                                      ------------    ------------

          T O T A L                                                   $ 40,100,000    $  4,491,000
                                                                      ============    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:

   Accounts payable and accrued expenses                              $    725,000    $    682,000

   Deferred revenue from research and development
     collaborative contract                                                 67,000         207,000

   Current portion of royalties payable                                    125,000         135,000
                                                                      ------------    ------------

           Total current liabilities                                       917,000       1,024,000
                                                                      ------------    ------------

Royalties payable less current portion                                     812,000         875,000
                                                                      ------------    ------------

          Total liabilities                                              1,729,000       1,899,000
                                                                      ------------    ------------

Stockholders' equity:

    Preferred stock - $.01 par value, 10,000,000 shares
     authorized; 694,236 and 728,903 shares of Series A
     convertible preferred issued and outstanding at
     June 30, 2000 and December 31, 1999, respectively
     (liquidation value $1,736,000 and $1,822,000 at
     June 30, 2000 and December 31, 1999, respectively)                      7,000           7,000

    Common Stock - $.01 par value, 30,000,000 shares
     authorized: 15,731,668 and 10,377,453 shares issued
     and outstanding at June 30, 2000 and December 31,
     1999, respectively                                                    157,000         104,000

Additional paid-in capital                                              66,062,000      24,759,000

Unearned compensatory cost                                              (1,209,000)        (89,000)

Accumulated Deficit                                                    (25,903,000)    (22,189,000)

Treasury stock, 102,700 shares of common stock,
    at cost June 30, 2000                                                 (743,000)             --
                                                                      ------------    ------------
          Total Stockholders' Equity                                    38,371,000       2,592,000
                                                                      ------------    ------------

          T O T A L                                                   $ 40,100,000    $  4,491,000
                                                                      ============    ============

See notes to financial statements

                          CYTOCLONAL PHARMACEUTICS INC.

                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                        Three Months Ended                          Six Months Ended
                                                             June 30,                                  June 30,
                                                ---------------------------------         ---------------------------------
                                                    2000                 1999                 2000                 1999
                                                ------------         ------------         ------------         ------------
                                                                       (note 4)                                  (note 4)
Revenue:
  Licensing & research collaborative
     agreement                                  $    343,000         $    250,000         $    687,000         $    483,000
                                                ------------         ------------         ------------         ------------
Operating Expenses:
  Research and development                      $    608,000         $    510,000         $  1,185,000         $  1,382,000
  General and administrative                       1,464,000              626,000            3,729,000            1,139,000
                                                ------------         ------------         ------------         ------------
                                                   2,072,000            1,136,000            4,914,000            2,521,000
                                                ------------         ------------         ------------         ------------

Operating (loss)                                  (1,729,000)            (886,000)          (4,227,000)          (2,038,000)
                                                ------------         ------------         ------------         ------------

Other (Income) expenses:
  Interest (income)                                 (435,000)             (60,000)            (516,000)            (129,000)
  Interest expense                                     1,000                1,000                3,000                3,000
                                                ------------         ------------         ------------         ------------
                                                    (434,000)             (59,000)            (513,000)            (126,000)

NET (LOSS)                                      $ (1,295,000)        $   (827,000)        $ (3,714,000)        $ (1,912,000)
Preferred stock dividend                        $    (43,000)             (45,000)        $    (87,000)             (89,000)
                                                ------------         ------------         ------------         ------------

Net loss attributable to
  common shareholders                             (1,338,000)            (872,000)          (3,801,000)          (2,001,000)
                                                ------------         ------------         ------------         ------------

Net loss per share-basic and diluted            $      (0.09)        $      (0.08)        $      (0.29)        $      (0.19)
                                                ============         ============         ============         ============

Weighted average number of
  shares outstanding - basic and
  diluted                                         15,197,000           10,342,000           13,177,000           10,305,000
                                                ============         ============         ============         ============



See notes to financial statements

                         CYTOCLONAL PHARMACEUTICS INC.


                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)



                                                                 SIX MONTHS ENDED
                                                                    JUNE 30,
                                                          ------------    ------------
                                                              2000            1999
                                                          ------------    ------------
Cash flows from operating activities:
   Net (loss)                                             $ (3,714,000)   $ (1,912,000)
   Adjustments to reconcile net (loss) to net
      cash used in operating activities:
      Depreciation and amortization                             85,000          80,000
      Value assigned to common shares and options            1,813,000         291,000
      Changes in:
        Other assets                                           (16,000)       (206,000)
        Deferred revenue                                      (140,000)         16,000
        Accounts payable and accrued expenses                   43,000         (35,000)
                                                          ------------    ------------
          Net cash used in operating activities             (1,929,000)     (1,766,000)
                                                          ------------    ------------

Cash flows from investing activities:
   Notes receivable - officer/shareholder                      (63,000)
   Purchase of equipment                                       (27,000)       (187,000)
                                                          ------------    ------------
          Net cash used in investing activities                (90,000)       (187,000)
                                                          ------------    ------------

Cash flows from financing activities:
   Proceeds from exercise of options and warrants           38,423,000          65,000
   Payment of royalties                                        (73,000)        (31,000)
   Purchase of treasury stock                                 (743,000)
                                                          ------------    ------------
          Net cash provided by financing activities         37,607,000          34,000
                                                          ------------    ------------

NET INCREASE (DECREASE) IN CASH                             35,588,000      (1,919,000)
Cash at beginning of period                                  3,213,000       6,826,000
                                                          ------------    ------------

CASH AT END OF PERIOD                                     $ 38,801,000    $  4,907,000
                                                          ============    ============


Supplemental disclosures of cash flow information:
   Noncash investing activities:
      Equipment acquired included in accounts
          payable and accrued expenses:                             --    $     15,000


See notes to financial statements

                          CYTOCLONAL PHARMACEUTICS INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2000
                                   (unaudited)

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

 (4)     REVENUE RECOGNITION AND CHANGE IN ACCOUNTING PRINCIPLE

         Revenue from research support agreements is recognized as the expenses for research and development activities performed under the terms of the agreements are incurred. Revenue resulting from the achievement of milestones is recognized when the milestone is achieved. Amounts received in advance of services to be performed are recorded as deferred revenue. In December 1999, the staff of the Securities and Exchange Commission issued an accounting bulletin on revenue recognition which provides, among other matters, that nonrefundable license fees should be recognized over the period of performance of related research and development activities. Accordingly, the Company changed its accounting policy from recognizing revenue from nonrefundable license fees at signing of agreement to deferring and recognizing such fees over the period of performance of related research and development activities. Effective January 1, 1999, the Company reflected this change in accounting principle as a cumulative effect on prior years of $422,000. Payments to third parties in connection with nonrefundable license fees are being recognized over the period of performance of related research and development activities. This change in accounting principle would have resulted in an increase in revenues and research and development expenses and a decrease in net loss of approximately $188,000, $47,000 and $141,000, respectively for the six months ended June 30, 2000 if it was retroactively applied. The corresponding impact on net loss per share would be a decrease from $(0.29) to $(0.28) if this change in accounting principle were retroactively applied.

(5)      STOCKHOLDERS' EQUITY

         On February 7, 2000, the Company gave notice to the holders of our Class C Warrants that it was exercising its right of redemption effective March 9, 2000. We received approximately $12,953,000 from the exercise of 1,992,829 such warrants. On March 13, 2000 the Company gave notice to the holders of its Class D Warrants that it was exercising its right of redemption effective April 12, 2000. The Company received approximately $25,742,000 from the exercise of 2,941,905 such warrants. Additionally, through June 30, 2000 the Company received proceeds of approximately $1,311,000 from the exercise of 152,584 other warrants and 141,100 options.

         In January 2000 the Board of Directors approved the 2000 Employee Option Plan (the "Plan") authorizing up to 1,500,000 shares, subject to approval of the Plan by a majority of our shareholders. We granted 176,000 options to purchase shares of Common Stock under the Plan at exercise prices ranging from $6.75 to $9.875 per share to officers, directors, employees and consultants of the Company. At the time of such stockholder approval, if the market value of the Company's stock exceeds the exercise price of the subject options noted above, the Company will incur a non-cash charge to earnings equal to the spread between the exercise price and the option and market price, times the number of options involved.

         The Company accounts for its stock-based compensation plans under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." In October 1995, the Financial Accounting Standards Board issued Statement No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), which establishes a fair value-based method of accounting for stock-based compensation plans. The Company has adopted the disclosure-only alternative under SFAS No. 123. The Company accounts for stock based compensation to nonemployees using the fair value method in accordance with SFAS No. 123 and Emerging Issues Task Force (EITF) 96-18. The Company has recognized deferred stock compensation related to certain stock option and warrant grants. During the six months ended June 30, 2000 the Company granted 25,000 and 300,000 warrants to purchase shares of Common Stock at $12.00 and $15.00 per share, respectively in return for financial advisory services. The Company valued these warrants based on the Black-Scholes option pricing. In connection therewith the Company recorded a charge of $1,613,000 during the six months ended June 30, 2000. In connection with other option grants to consultants the Company recorded a charge of $200,000 during the six months ended June 30, 2000.

(6)      STOCK BUY-BACK PROGRAM

         In April 2000, the Company announced a stock buy-back program under which the Board of Directors authorized the purchase of up to $2,000,000 of its common stock. As of June 30, 2000 the Company had purchased 102,700 shares at a cost of approximately $742,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with, and is qualified in its entirety by, the Financial Statements and the Notes thereto included in this report. Certain of the matters and subject areas discussed in this report that are not statements of current or historical fact are "forward-looking statements" that convey information about potential future circumstances and developments. These are subject to the inherent risks and uncertainties surrounding expectations regarding future occurrences. Factors that might cause the Company's actual future experience to differ materially from the forward-looking statements include, but are not limited to, (i) the Company's absence of commercialized drug products, (ii) the Company's dependence, to an extent, on third parties for clinical development and commercialization of potential products, (iii) the potential failure of any drug candidates that emerge from the Company's discovery operations to progress successfully to or through clinical development, (iv) competition, (v) government regulation, and (vi) pharmaceutical pricing. The Company's actual results, performance or achievements could differ materially from those expressed in, or implied by, these forward-looking statements. Historical operating results are not necessarily indicative of the trends in operating results for any further period.

         The strategy of the Company is to target opportunities offered by both established drugs and new drugs. Concerning established drugs, the Company is focusing on improvements in production and/or activity, and development of new uses for these drugs. Regarding development of new drugs, the Company is focusing on the use of novel technologies, including platform technologies, targeting genes and proteins from the human genome. The Company hopes to implement this strategy using proprietary company technology or in-licensed technology, either alone or in combination with corporate partners.

         In the following year the company anticipates continuing its activities for the following objectives but there can be no assurance of successful achievement of such.

         o Continued collaboration with Bristol-Myers Squibb on the development of Paclitaxel production from Fermentation and Paclitaxel-specific genes using genetic engineering.

         o Further development for commercialization of an alternative production system for glucocerebrosidase, the deficient enzyme in Gaucher disease.

         o Further development of the treatment of polycystic kidney disease with Paclitaxel or related improved compound, a potential new Paclitaxel indication, and establishing a strategic partnership.

         o Further development of our rational drug design program using Quantum Core Technology(TM) (QCT(TM)), which targets proteins. Development of QCT(TM) lead compounds for cancer and the common cold and QCT(TM) library.

         o Further development of our OASIS(TM) optimized antisense genome library, which targets genes. Development of cancer gene Pkc-a lead compound.

         o Further testing of peptide from UCLA for inhibition of breast cancer via estrogen receptors.

         o Further development of diagnostic and therapeutic technologies for lung cancer employing the patented LCG gene and LCG gene product.

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

RESULTS OF OPERATIONS

Revenue

         We recognized revenues of $343,000 and $250,000 for the three months ended June 30, 2000, and 1999, respectively and $687,000 and $483,000 for the six months ended June 30, 2000 and 1999, respectively. The increase in revenue from 1999 to 2000 was attributable to license and research and development payments from our agreements with Bristol-Myers Squibb.

Research and Development Expenses

         We incurred research and development expenses of $1,185,000 and $1,382,000 for the six months ended June 30, 2000 and 1999, respectively. For the quarter ended June 30, 2000 and 1999, research and development expenses were $608,000 and $510,000 respectively. The decrease in research and development expenses in the six months ended June 30, 2000 from 1999 was due to a $46,000 decrease in laboratory supply expenses, a $34,000 decrease in funding at the Research & Development Institute, Inc., and a $365,000 decrease in technology costs associated with the acquisition of Quantum Core Technology(TM), partially offset by a $22,000 increase in rent expense due to expansion of facilities, a $56,000 increase in funding for the research program at Washington State University, a $30,000 increase in funding for the research program at the University of Texas at Dallas, and a $61,000 increase in research salaries due to the growth of the scientific staff.

         We anticipate that we will incur increased research and development expenses if we succeed in our objective to move products from pre-clinical to clinical trials and as we expand our drug discovery efforts. We also expect to hire additional technical staff to aid in the fulfillment of these goals.

General and Administrative Expenses

         We incurred general and administrative expenses of $3,729,000 and $1,139,000 for the six months ended June 30, 2000, and 1999, respectively. For the quarter ended June 30, 2000 and 1999, general and administrative expenses were $1,464,000 and $626,000, respectively. The increase in general and administrative expenses for the six months ended June 30, 2000 from 1999 was attributable to a $2,297,000 increase in public and financial relations costs including $1,613,000 in value assigned to warrants granted to our financial advisors, a $17,000 increase in insurance costs, a $20,000 increase in expenses for attendance at scientific meetings, a $34,000 increase in consulting fees, a $61,000 increase in contract labor costs, and a $297,000 increase in legal and professional fees.

         We anticipate that we will incur increased general and administrative expenses as we expand our administrative staff to aid in our business development.

Interest Income

         Interest income was $516,000 and $129,000 for the six months ended June 2000 and 1999, respectively. For the quarter, interest income was $435,000 and $60,000 for June 2000 and 1999, respectively. The increase in interest income is due to the increase in available cash balances resulting from the receipt of proceeds from the exercise of warrants.

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

         This change in accounting principle would have resulted in an increase in revenues and research and development expenses and a decrease in net loss of approximately $188,000, $47,000 and $141,000, respectively for the six months ended June 30, 2000 if it was retroactively applied. The corresponding impact on the net loss per share would be a decrease from $(0.29) to $(0.28) if this change in accounting principle were retroactively applied.

Net Losses

         We incurred net losses of $3,714,000 and $1,912,000 for the six months ended June 30, 2000 and 1999, respectively. For the quarter net losses were $1,295,000 and $827,000 for June 30, 2000 and 1999, respectively. The increase in net losses in 2000 from 1999 was attributable to increased general and administrative expenses, partially offset by in increase in revenue from the Bristol-Myers Squibb license and research and development agreements and an increase in interest income.

Liquidity and Capital Resources

         At June 31, 2000, we had cash of approximately $38,801,000. Since inception we have financed our operations from debt and equity financings as well as fees received from licensing and research and development agreements. During the six months ended June 30, 2000, we used cash of approximately $1,929,000 to fund our operating activities, principally caused by the net loss of $3,714,000. In addition, during the six months ended June 2000 we used approximately $90,000 to fund our investing activities, principally caused by a loan to an officer/shareholder of $63,000.

         On February 7, 2000, the Company gave notice to the holders of our Class C Warrants that it was exercising its right of redemption effective March 9, 2000. We received approximately $12,953,000 from the exercise of 1,992,829 such warrants. On March 13, 2000 the Company gave notice to the holders of its Class D Warrants that it was exercising its right of redemption effective April 12, 2000. The Company received approximately $25,742,000 from the exercise of 2,941,905 such warrants. Additionally, through June 30, 2000 the Company received proceeds of approximately $1,311,000 from the exercise of 152,584 other warrants and 141,100 options.

         In January 2000 the Board of Directors approved the 2000 Employee Option Plan (the "Plan") authorizing up to 1,500,000 shares, subject to approval of the Plan by a majority of our shareholders. We granted 176,000 options to purchase shares of Common Stock under the Plan at exercise prices ranging from $6.75 to $9.875 per share to officers, directors, employees and consultants of the Company. At the time of such stockholder approval, if the market value of the Company's stock exceeds the exercise price of the subject options noted above, the Company will incur a non-cash charge to earnings equal to the spread between the exercise price and the option and market price, times the number of options involved.

         The Company accounts for its stock-based compensation plans under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." In October 1995, the Financial Accounting Standards Board issued Statement No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), which establishes a fair value-based method of accounting for stock-based compensation plans. The Company has adopted the disclosure-only alternative under SFAS No. 123. The Company accounts for stock based compensation to nonemployees using the fair value method in accordance with SFAS No. 123 and Emerging Issues Task Force (EITF) 96-18. The Company has recognized deferred stock compensation related to certain stock option and warrant grants. During the six months ended June 30, 2000 the Company granted 25,000 and 300,000 warrants to purchase shares of Common Stock at $12.00 and $15.00 per share, respectively in return for financial advisory services. The Company valued these warrants based on the Black-Scholes option pricing. In connection therewith the Company recorded a charge of $1,613,000 during the six months ended June 30, 2000. In connection with other option grants to consultants the Company recorded a charge of $200,000 during the six months ended June 30, 2000.

         We have agreed to fund scientific research at academic institutions and to make minimum royalty payments for licensing and collaborative agreements of approximately $788,000 through June 30, 2001. We do not expect these arrangements to have a significant impact on our liquidity and capital resources. We intend to continue to maintain and develop relationships with academic institutions and to establish licensing and collaborative agreements.

         We have no material capital commitments for the year ended December 31, 2000.

         We believe our finances are adequate to meet our current capital and operating needs.


                           PART II. OTHER INFORMATION


Item 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS


         In April and May 2000, the Company granted 60,000 options to purchase shares of Common Stock at exercise prices ranging from $6.75 to $9.875 per share to employees and consultants of the Company. The shares of Common Stock were granted pursuant to the exemption afforded by Section 4(2) promulgated under the Securities Act since such issuances did not involve a public offering.


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibit 27 Financial Data Schedule

         (b)  Reports on Form 8-K - None


                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           CYTOCLONAL PHARMACEUTICS INC.



Date: August 14, 2000                      /s/ Daniel M. Shusterman
                                           -------------------------
                                           Daniel M. Shusterman
                                           Vice President of Operations,
                                           Treasurer and Chief Financial
                                           Officer

                                INDEX TO EXHIBITS


EXHIBIT
NUMBER              DESCRIPTION
-------             -----------
  27                Financial Data Schedule