Form 10-Q
period 2000-09-30
CYTOCLONAL PHARMACEUTICS INC /DE
filed 2000-11-14
CIK 944809

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

FOR THE TRANSITION PERIOD FROM ___________  TO __________

COMMISSION FILE NUMBER   0-26918


                          CYTOCLONAL PHARMACEUTICS INC.
     -----------------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                 DELAWARE                                                 75-2402409
----------------------------------------------              ---------------------------------------
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

YES  X       NO
   ----        ----

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         STATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON EQUITY, AS OF THE LATEST PRACTICABLE DATE: 16,138,843 SHARES OF COMMON STOCK, $.01 PAR VALUE, OUTSTANDING AS OF NOVEMBER 7, 2000.

                         CYTOCLONAL PHARMACEUTICS INC.


                               TABLE OF CONTENTS


                                                                                                  Page(s)
                                                                                                  -------
PART I.  FINANCIAL INFORMATION

            Item 1. -- Financial Statements:

                       Balance Sheets as of September 30, 2000 (unaudited)
                         and December 31, 1999                                                       3

                       Statements of Operations for the Three
                         Months Ended September 30, 2000 and 1999
                         and for the Nine Months Ended September
                         30, 2000 and 1999
                         (unaudited)                                                                 4

                       Statements of Cash Flows for the Nine Months
                         Ended September 30, 2000 and 1999 (unaudited)                               5

                       Notes to Financial Statements                                                 6

            Item 2. -- Management's Discussion and Analysis of Financial
                         Condition and Results of Operations                                         8


PART II.  OTHER INFORMATION

            Item 2. - Changes in Securities and use of Proceeds                                     12
            Item 4. - Submission of Matters to a Vote of Security
                      Holders                                                                       12
            Item 6. - Exhibits and Reports on Form 8-K                                              13

Signatures                                                                                          13
Exhibit 27  Financial Data Schedule

                              PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                               CYTOCLONAL PHARMACEUTICS INC.
                                      BALANCE SHEETS

                                                                                   SEPTEMBER 30,
                                                                                      2000         DECEMBER 31,
                                          ASSETS                                   (UNAUDITED)         1999
                                                                                   ------------    ------------
Current assets:

   Cash (principally money market)                                                 $ 36,472,000    $  3,213,000

   Prepaid expenses and other current assets                                            345,000         135,000
                                                                                   ------------    ------------

          Total current assets                                                       36,817,000       3,348,000

Equipment, net                                                                          614,000         285,000

Patent rights, less accumulated amortization of
    $736,000 and $654,000                                                               698,000         780,000

Notes receivable-officer/stockholder-9.75% due April 30, 2003                           278,000          74,000

Other assets                                                                              4,000           4,000
                                                                                   ------------    ------------

          TOTAL                                                                    $ 38,411,000    $  4,491,000
                                                                                   ============    ============

                           LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:

   Accounts payable and accrued expenses                                           $    750,000    $    682,000

   Deferred revenue from research and development
     collaborative contract                                                                  --         207,000

   Current portion of royalties payable                                                 156,000         135,000
                                                                                   ------------    ------------

           Total current liabilities                                                    906,000       1,024,000
                                                                                   ------------    ------------

Royalties payable less current portion                                                  781,000         875,000
                                                                                   ------------    ------------

          Total liabilities                                                           1,687,000       1,899,000
                                                                                   ------------    ------------

Stockholders' equity:

    Preferred stock - $.01 par value, 10,000,000 shares authorized; 724,652 and
     728,903 shares of Series A convertible preferred issued and outstanding at
     September 30, 2000 and December 31, 1999, respectively (liquidation value
     $1,812,000 and $1,822,000 at September 30, 2000 and December 31, 1999,
     respectively)                                                                        7,000           7,000

    Common Stock - $.01 par value, 30,000,000 shares authorized: 15,775,664 and
     10,377,453 shares issued and outstanding at September 30, 2000 and December
     31, 1999, respectively                                                             158,000         104,000

Additional paid-in capital                                                           66,250,000      24,759,000

Unearned compensatory cost                                                             (741,000)        (89,000)

Accumulated Deficit                                                                 (27,861,000)    (22,189,000)

Treasury stock, 143,100 shares of common stock,
    at cost September 30, 2000                                                       (1,089,000)             --
                                                                                   ------------    ------------

          Total Stockholders' Equity                                                 36,724,000       2,592,000
                                                                                   ------------    ------------

          TOTAL                                                                    $ 38,411,000    $  4,491,000
                                                                                   ============    ============

See notes to financial statements

                          CYTOCLONAL PHARMACEUTICS INC.

                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)




                                            THREE MONTHS ENDED               NINE MONTHS ENDED
                                                SEPTEMBER 30,                  SEPTEMBER 30,
                                       ----------------------------    ----------------------------
                                           2000            1999            2000           1999
                                       ------------    ------------    ------------    ------------
                                                          (note 4)                       (note 4)
Revenue:
  Licensing & research collaborative
     agreement                         $     67,000    $    267,000    $    754,000    $    750,000
                                       ------------    ------------    ------------    ------------
Operating Expenses:
  Research and development                  891,000         640,000       2,076,000       2,022,000
  General and administrative              1,662,000         689,000       5,391,000       1,828,000
                                       ------------    ------------    ------------    ------------
                                          2,553,000       1,329,000       7,467,000       3,850,000
                                       ------------    ------------    ------------    ------------

Operating (loss)                         (2,486,000)     (1,062,000)     (6,713,000)     (3,100,000)
                                       ------------    ------------    ------------    ------------

Other (Income) expenses:
  Interest (income)                        (529,000)        (50,000)     (1,045,000)       (179,000)
  Interest expense                            1,000              --           4,000           3,000
                                       ------------    ------------    ------------    ------------
                                           (528,000)        (50,000)     (1,041,000)       (176,000)

NET (LOSS)                               (1,958,000)     (1,012,000)     (5,672,000)     (2,924,000)
Preferred stock dividend                    (45,000)        (46,000)       (136,000)       (137,000)
                                       ------------    ------------    ------------    ------------

Net loss attributable
  to common shareholders               $ (2,003,000)   $ (1,058,000)   $ (5,808,000)   $ (3,061,000)
                                       ------------    ------------    ------------    ------------

Net loss per share-basic and diluted   $      (0.13)   $      (0.10)   $      (0.41)   $      (0.30)
                                       ============    ============    ============    ============

Weighted average number of
  shares outstanding - basic and
  diluted                                15,635,000      10,361,000      14,002,000      10,318,000
                                       ============    ============    ============    ============



See notes to financial statements

                           CYTOCLONAL PHARMACEUTICS INC.


                              STATEMENTS OF CASH FLOWS
                                    (UNAUDITED)



                                                                       NINE MONTHS ENDED
                                                                         SEPTEMBER 30,
                                                                 ----------------------------
                                                                     2000           1999
                                                                 ------------    ------------

Cash flows from operating activities:
   Net (loss)                                                    $ (5,672,000)   $ (2,924,000)
   Adjustments to reconcile net (loss) to net
      cash used in operating activities:
      Depreciation and amortization                                   195,000         119,000
      Value assigned to common shares, options and warrants         2,355,000         386,000
      Changes in:
        Other assets                                                 (210,000)       (218,000)
        Deferred revenue                                             (207,000)        250,000
        Accounts payable and accrued expenses                          68,000         132,000
                                                                 ------------    ------------
          Net cash used in operating activities                    (3,471,000)     (2,255,000)
                                                                 ------------    ------------

Cash flows from investing activities:
   Notes receivable - officer/shareholder                            (204,000)             --
   Purchase of equipment                                             (442,000)       (225,000)
                                                                 ------------    ------------
          Net cash used in investing activities                      (646,000)       (225,000)
                                                                 ------------    ------------

Cash flows from financing activities:
   Proceeds from exercise of options and warrants                  38,538,000          71,000
   Payment of royalties                                               (73,000)        (94,000)
   Purchase of treasury stock                                      (1,089,000)             --
                                                                 ------------    ------------
            Net cash provided by (used in) financing activities    37,376,000         (23,000)
                                                                 ------------    ------------

NET INCREASE (DECREASE) IN CASH                                    33,259,000      (2,503,000)
Cash at beginning of period                                         3,213,000       6,826,000
                                                                 ------------    ------------

CASH AT END OF PERIOD                                            $ 36,472,000    $  4,323,000
                                                                 ============    ============




See notes to financial statements

                          CYTOCLONAL PHARMACEUTICS INC.
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2000
                                   (unaudited)

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

(2)      RESEARCH AND COLLABORATIVE AGREEMENT

         In June 1998, the Company entered into a license and research agreement with Bristol-Myers Squibb ("BMS") on two technologies related to the production of paclitaxel, the active ingredient in BMS's largest selling cancer product, Taxol(R). The agreement includes fees, milestone payments, research and development support and minimum and sales based royalties.

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

(4)      REVENUE RECOGNITION AND CHANGE IN ACCOUNTING PRINCIPLE

         Revenue from research support agreements is recognized as the expenses for research and development activities performed under the terms of the agreements are incurred. Revenue resulting from the achievement of milestones is recognized when the milestone is achieved. Amounts received in advance of services to be performed are recorded as deferred revenue. In December 1999, the staff of the Securities and Exchange Commission issued an accounting bulletin on revenue recognition which provides, among other matters, that nonrefundable license fees should be recognized over the period of performance of related research and development activities. Accordingly, the Company changed its accounting policy from recognizing revenue from nonrefundable license fees at signing of agreement to deferring and recognizing such fees over the period of performance of related research and development activities. Effective January 1, 1999, the Company reflected this change in accounting principle as a cumulative effect on prior years of $422,000. Payments to third parties in connection with nonrefundable license fees are being recognized over the period of performance of related research and development activities. This change in accounting principle would have resulted in an increase in revenues and research and development expenses and a decrease in net loss of approximately $ 281,000, $ 70,000 and $ 211,000, respectively for the nine months ended September 30, 1999 if it was retroactively applied. The corresponding impact on net loss per share would be a decrease from $(0.30) to $(0.28) if this change in accounting principle were retroactively applied.

(5)      STOCKHOLDERS' EQUITY

         On February 7, 2000, the Company gave notice to the holders of Class C Warrants that it was exercising its right of redemption effective March 9, 2000. We received net proceeds of approximately $12,953,000 from the exercise of 1,992,829 such warrants. On March 13, 2000 the Company gave notice to the holders of its Class D Warrants that it was exercising its right of redemption effective April 12, 2000. The Company received net proceeds of approximately $25,742,000 from the exercise of 2,941,905 such warrants. Additionally, through September 30, 2000 the Company received net proceeds of approximately $1,776,000 from the exercise of 221,010 other warrants and 145,300 options. During the period from October 1, 2000 through November 10, 2000 the Company received net proceeds of approximately $1,438,000 from the exercise of 361,779 warrants.

         In January 2000 the Board of Directors approved the 2000 Employee Option Plan (the "Plan") authorizing up to 1,500,000 shares, subject to approval of the Plan by a majority of our shareholders. We granted 200,000 options to purchase shares of Common Stock under the Plan at exercise prices ranging from $6.75 to $10.125 per share to officers, directors, employees and consultants of the Company. On September 11, 2000 the stockholders of the Company approved the Plan. At the time of stockholder approval, the market value of the Company's stock exceeded the exercise price of certain options noted above, consequently the Company recorded deferred compensatory charges of $130,000 equal to the spread between the exercise price of the option and the market price, times the number of options involved. The charge to operations for the nine months ended September 30, 2000 was $44,000.

         The Company accounts for its stock-based compensation plans under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." In October 1995, the Financial Accounting Standards Board issued Statement No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), which establishes a fair value-based method of accounting for stock-based compensation plans. The Company has adopted the disclosure-only alternative under SFAS No. 123. The Company accounts for stock based compensation to nonemployees using the fair value method in accordance with SFAS No. 123 and Emerging Issues Task Force (EITF) 96-18. The Company has recognized deferred stock compensation related to certain stock option and warrant grants. During the nine months ended September 30, 2000 the Company granted 25,000 and 300,000 warrants to purchase shares of Common Stock at $12.00 and $15.00 per share, respectively in return for financial advisory services. The Company valued these warrants based on the Black-Scholes option pricing. In connection therewith the Company recorded a charge of $1,982,000 during the nine months ended September 30, 2000. In connection with other option grants to consultants the Company recorded a charge of $329,000 during the nine months ended September 30, 2000.

(6)      STOCK BUY-BACK PROGRAM

         In April 2000, the Company announced a stock buy-back program under which the Board of Directors authorized the purchase of up to $2,000,000 of its common stock. As of September 30, 2000 the Company had purchased 143,100 shares at a cost of approximately $1,089,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with, and is qualified in its entirety by, the Financial Statements and the Notes thereto included in this report. Certain of the matters and subject areas discussed in this report that are not statements of current or historical fact are "forward-looking statements" that convey information about potential future circumstances and developments. These are subject to the inherent risks and uncertainties surrounding expectations regarding future occurrences. Factors that might cause the Company's actual future experience to differ materially from the forward-looking statements include, but are not limited to (i) the Company's absence of commercialized products, (ii) the Company's dependence, to an extent, on third parties for clinical development and commercialization of potential products, (iii) the potential failure of any drug candidates that emerge from the Company's discovery operations top progress successfully to or though clinical development, (iv) competition, (v) government regulation, and
(vi) pharmaceutical pricing. The Company's actual results, performance or achievements could differ materially from those expressed in, or implied by, these forward-looking statements. Historical operating results are not necessarily indicative of the trends in operating results for any further period.

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

         In the quarter ended September 30, 2000 the Company announced the issuance of a key patent (U.S. Patent No. 6,043,072) for a new gene coding for a pivotal enzyme in paclitaxel synthesis. Paclitaxel is the key ingredient in Taxol(R), the $1.7 billion cancer drug sold by Bristol-Myers Squibb. The holder of the patent, Washington State University, is under exclusive contract with the Company to isolate the key genes in paclitaxel synthesis.

         Several key agreements were completed and announced in the third quarter. The Company completed an agreement with the Research & Development Institute Inc. at Montana State University for worldwide rights to their Telomerase "Immortality Enzyme" Reverse Transcriptase (TERT) gene technology. In July 2000 we announced the completion of an agreement with the University of California, San Diego and University of British Columbia for worldwide rights to a new drug target for preventing drug resistance by pathogenic bacteria, such as tuberculosis.

         In addition, we announced the expansion and integration of our OASIS(TM) and QCT(TM) platforms, including a new computer center which includes enhanced bioinformatics capability and an expanded QCT(TM) department.

         In August 2000, we became a founding member of a functional genomics consortium sponsored by Molecular Simulations, Inc.(MSI), a wholly owned subsidiary of Pharmacopeia, Inc.

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

RESULTS OF OPERATIONS

Revenue

         We recognized revenues of $67,000 and $267,000 for the three months ended September 30, 2000, and 1999, respectively and $754,000 and $750,000 for the nine months ended September 30, 2000 and 1999, respectively. Revenues in both 1999 to 2000 were primarily attributable to license and research and development payments including those from our agreements with Bristol-Myers Squibb.

Research and Development Expenses

         We incurred research and development expenses of $2,076,000 and $2,022,000 for the nine months ended September 30, 2000 and 1999, respectively. For the quarter, ended September 30, 2000 and 1999, research and development expenses were $891,000 and $640,000, respectively. The increase in research and development expenses in the nine months ended September 30, 2000 from 1999 was due to a $174,000 increase in research and development salaries due to additional scientific staff, a $144,000 increase in contracted research, a $37,000 increase on rent expense due to the expansion of facilities, a $27,000 increase in funding for the research program at the University of Texas at Dallas, a $70,000 increase in depreciation expenses, and a $56,000 increase in expenses related to activities as a member of a functional genomics consortium sponsored by Molecular Simulation, Inc. and partially offset by a $420,000 decrease in technology costs associated with the acquisition of Quantum Core Technology(TM) and other decreases in research funding and contract labor.

         We anticipate that we will incur increased research and development expenses if we succeed in our objective to move products from pre-clinical to clinical trials and as we expand our drug discovery efforts. We also expect to hire additional technical staff to aid in the fulfillment of these goals. There can be no assurance as to when or if we will achieve such objectives.

General and Administrative Expenses

         We reported general and administrative expenses of $5,391,000 and $1,828,000 for the nine months ended September 30, 2000, and 1999, respectively. For the quarter ended September 30, 2000 and 1999, general and administrative expenses were $1,662,000 and $689,000, respectively. The increase in general and administrative expenses in 2000 from 1999 was attributable to a $2,949,000 increase in public and financial relations costs including a non-cash charge of $2,311,000 related to the value assigned to warrants granted to our financial advisors and consultants, a $56,000 increase in insurance costs, a $52,000 increase in travel and lodging expenses including relocation reimbursements, a $97,000 increase in consulting fees, a $30,000 increase in fees associated with scientific conferences, a $378,000 increase in legal and professional fees and a $58,000 increase in employee related expenses, partially offset by a $18,000 decrease in technology marketing costs.

         We anticipate that we will incur increased general and administrative expenses as we expand our administrative staff to aid in our business development.

Interest Income

         Interest income was $1,045,000 and $179,000 for the nine months ended September 2000 and 1999, respectively. For the quarter, interest income was $529,000 and $50,000 for September 2000 and 1999, respectively. The increase in interest income is due to the increase in available cash balances resulting from the receipt of proceeds from the exercise of warrants.

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

         This change in accounting principle would have resulted in an increase in revenues and research and development expenses and a decrease in net loss of approximately $281,000, $70,000 and $211,000, respectively for the nine months ended September 30, 1999 if it was retroactively applied. The corresponding impact on the net loss per share would be a decrease from $(0.30) to $(0.28) if this change in accounting principle were retroactively applied.

Net Losses

         We incurred net losses of $5,672,000 and $2,924,000 for the nine months ended September 30, 2000 and 1999, respectively. Net loss for the nine months ended September 30, 2000 included $2,311,000 in non-cash charges related to warrants granted to our financial advisors and consultants. For the quarter net losses were $1,958,000 and $1,012,000 for September 30, 2000 and 1999,
respectively. The increase in net losses in 2000 from 1999 was attributable to increased general and administrative expenses, partially offset by an increase in interest income.

Liquidity and Capital Resources

         At September 30, 2000, we had cash of approximately $36,472,000. Since inception we have financed our operations from debt and equity financings as well as fees received from licensing and research and development agreements. During the nine months ended September 30, 2000, we used cash of approximately $3,471,000 to fund our operating activities, principally caused by the net loss of $5,672,000. In addition, during the nine months ended September 30, 2000, we used approximately $646,000 to fund our investing activities, principally caused by loans to an officer/shareholder of $204,000 and the purchase of equipment of $442,000.

         On February 7, 2000, the Company gave notice to the holders of our Class C Warrants that it was exercising its right of redemption effective March 9, 2000. We received net proceeds of approximately $12,953,000 from the exercise of 1,992,829 such warrants. On March 13, 2000 the Company gave notice to the holders of its Class D Warrants that it was exercising its right of redemption effective April 12, 2000. The Company received net proceeds of approximately $25,742,000 from the exercise of 2,941,905 such warrants. Additionally, through September 30, 2000 the Company received net proceeds of approximately $1,776,000 from the exercise of 221,010 other warrants and 145,300 options. During the period from October 1, 2000 through November 10, 2000 the Company received net proceeds of approximately $1,438,000 from the exercise of 361,779 warrants.

         In January 2000 the Board of Directors approved the 2000 Employee Option Plan (the "Plan") authorizing up to 1,500,000 shares, subject to approval of the Plan by a majority of our shareholders. We granted 200,000 options to purchase shares of Common Stock under the Plan at exercise prices ranging from $6.75 to $10.125 per share to officers, directors, employees and consultants of the Company. On September 11, 2000 the stockholders of the Company approved the Plan. At the time of stockholder approval, the market value of the Company's stock exceeded the exercise price of certain options noted above, consequently the Company recorded deferred compensatory charges of $130,000 equal to the spread between the exercise price of the option and the market price, times the number of options involved. The charge to operations for the nine months ended September 30, 2000 was $44,000.

         The Company accounts for its stock-based compensation plans under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." In October 1995, the Financial Accounting Standards Board issued Statement No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), which establishes a fair value-based method of accounting for stock-based compensation plans. The Company has adopted the disclosure-only alternative under SFAS No. 123. The Company accounts for stock based compensation to nonemployees using the fair value method in accordance with SFAS No. 123 and Emerging Issues Task Force (EITF) 96-18. The Company has recognized deferred stock compensation related to certain stock option and warrant grants. During the nine months ended September 30, 2000 the Company granted 25,000 and 300,000 warrants to purchase shares of Common Stock at $12.00 and $15.00 per share, respectively in return for financial advisory services. The Company valued these warrants based on the Black-Scholes option pricing. In connection therewith the Company recorded a charge of $1,982,000 during the nine months ended September 30, 2000. In connection with other option grants to consultants the Company recorded a charge of $329,000 during the nine months ended September 30, 2000.

         We have agreed to fund scientific research at academic institutions and to make minimum royalty payments for licensing and collaborative agreements of approximately $851,795 through September 30, 2001. We do not expect these arrangements to have a significant impact on our liquidity and capital resources. We intend to continue to maintain and develop relationships with academic institutions and to establish licensing and collaborative agreements.

         We have no material capital commitments for the year ended December 31, 2000.

         We believe our finances are adequate to meet our current capital and operating needs.

                           PART II. OTHER INFORMATION


Item 2. CHANGES IN SECURITIES AND USE OF PROCEEDS


         In July and August 2000, the Company granted 24,000 options to purchase shares of Common Stock at exercise prices ranging from $9.375 to $10.125 per share to employees and consultants of the Company. The shares of Common Stock were granted pursuant to the exemption afforded by Section 4(2) promulgated under the Securities Act since such issuances did not involve a public offering.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company held its Annual Meeting of Stockholders ("Annual Meeting") on September 11, 2000 and adjourned until September 22, 2000. The purpose of the Annual Meeting was (i) to approve an amendment to the Company's certificate of incorporation (the "Certificate of Incorporation") to divide the Board of Directors into three classes; (ii) to elect five directors as follows: two directors to serve a three-year term, two directors to serve a two-year term, and one director to serve a one-year term; (iii) to approve the adoption of an amendment to the Certificate of Incorporation to require that all actions taken by stockholders be taken at an annual or special meeting and not by written consent; and (iv) to approve the Company's 2000 Stock Option Plan.

         The Board of Directors recommended that the stockholders amend the Certificate of Incorporation to divide the Board of Directors into three classes. The stockholders voted 6,990,060 shares for the amendment to the Certificate of Incorporation 725,903 shares against the amendment to the Certification of Incorporation and 149,886 shares abstained. While the proposal was approved by 90% of the shareholders that voted on those proposal, the number of shares voted did not meet the statutory requirement needed for approval.

         At the Annual Meeting, Arthur P. Bollon, Ira J. Gelb, Irwin C. Gerson, Walter M. Lovenberg, and Gary E. Frashier were elected as directors of the Company. The number of votes for and withheld are detailed below for each director.

                                               FOR                     WITHHELD
                                               ---                     --------
         Arthur P. Bollon                   14,746,316                 331,695
         Ira J. Gelb                        14,746,316                 331,695
         Irwin C. Gerson                    14,746,316                 331,695
         Walter M. Lovenberg                14,746,316                 331,695
         Gary E. Frashier                   14,746,316                 331,695

         The Board of Directors recommended that the stockholders amend the Certificate of Incorporation to require that all actions taken by stockholders be taken at an annual or special meeting and not by written consent. The stockholders voted 6,533,317 shares for the amendment to the Certificate of Incorporation, 706,720 shares against the amendment to the Certification of Incorporation and 97,152 shares abstained. While the proposal was approved by 90% of the shareholders that voted on those proposal, the number of shares voted did not meet the statutory requirement needed for approval.

         The Board of Directors recommended that the stockholders approve the Company's 2000 Stock Option Plan. The stockholders voted 14,049,592 shares for the approval of the 2000 Stock Option Plan, 925,612 shares against the 2000 Stock Option Plan and 102,807 shares abstained.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibit 27 Financial Data Schedule

         (b)      Reports on Form 8-K - None

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                   CYTOCLONAL PHARMACEUTICS INC.

Date: November 14, 2000                            /s/ Joan Gillett
                                                   -----------------------------
                                                   Joan Gillett
                                                   Vice President and
                                                   Controller

                               INDEX TO EXHIBITS

EXHIBIT
  NO.                    DESCRIPTION
------                   -----------

  27                     Financial Data Schedule