Form 10-K405
period 2000-12-31
CYTOCLONAL PHARMACEUTICS INC /DE
filed 2001-04-02
CIK 944809

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

     [X]            ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

     [ ]          TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                          COMMISSION FILE NO. 0-26078

                         CYTOCLONAL PHARMACEUTICS INC.
                 (Name of small business issuer in its charter)

                   DELAWARE                                      75-2402409
       (State or other jurisdiction of                        (I.R.S. Employer
        Incorporation or organization)                      Identification No.)
                                                                   75235
         9000 HARRY HINES BOULEVARD,                             (Zip Code)
           SUITE 621, DALLAS, TEXAS
   (Address of principal executive offices)

         Issuer's Telephone Number, including Area Code  (214) 353-2922

             Securities registered under Section 12(b) of the Act:

                   TITLE OF                                NAME OF EACH EXCHANGE
                  EACH CLASS                                ON WHICH REGISTERED
                  ----------                               ---------------------
                     N/A                                            N/A

             Securities registered under Section 12(g) of the Act:
                          COMMON STOCK $.01 PAR VALUE
                                (TITLE OF CLASS)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers in response to
Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked price of such stock, as of March 27, 2001: $58,935,452.

     State the number of shares outstanding of each of the issuer's classes of common stock, as of March 27, 2001: 16,150,773 shares of Common Stock, $.01 par value.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                      N/A
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                           FORWARD-LOOKING STATEMENTS

     This report contains forward-looking statements with respect to the financial condition, results of operations and business of Cytoclonal Pharmaceutics Inc. You can find many of these statements by looking for words like "believes," "expects," "anticipates," "estimates" or similar expressions in this document or in documents incorporated by reference.

     These forward-looking statements are subject to numerous assumptions, risks and uncertainties. Factors that may cause actual results to differ materially from those contemplated by the forward-looking statements include, among others, the following:

     - General economic downturns in the biotechnology industry which may have an adverse economic effect on biopharmaceutical companies.

     - Our product candidates are in early stages of development and commercialization of these products involves the risks of failure inherent in developing products based on new technologies and the risks associated with drug development generally.

     - Competitive pressures in the industry may increase significantly through industry consolidation and entry of new competitors.

     - Adverse changes may occur in the securities markets.

     Because forward-looking statements are subject to risks and uncertainties, actual results may differ materially from those expressed or implied by them. You are cautioned not to place undue reliance on these statements, which speak only as of the date of this Report.

     We do not undertake any obligation to release publicly any revisions to any forward-looking statements to reflect events or circumstances after the date of this Report or to reflect the occurrence of unanticipated events.

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

GENERAL

     We are a biopharmaceutical drug development company specializing in therapeutic products for human diseases with an emphasis on the treatment and prevention of cancer and infectious diseases. To date, we have been involved solely in research and development activities relating to several proprietary products and technologies that are at various stages of development. These include Paclitaxal (the active ingredient in Taxol(R), the anti-cancer agent marketed by Bristol-Myers Squibb), for which we have exclusive rights to patents on a process under development for cost-efficient production. (Taxol is currently manufactured using the bark of the Pacific Yew tree.) Further, we have two drug design platform technologies: Quantum Core Technologies(TM) (QCT(TM)) and OASIS(TM). The Quantum Core Technology(TM) is a computer-assisted drug design technology platform, primarily targeted to inhibition of proteins involved in disease. OASIS(TM) is our antisense library of reagents for regulating genes involved in disease. We also have an active pre-clinical vaccine vector program involving Mycobacterium tuberculosis, and a program to identify a new expression system for glucocerebrosidase, the enzyme defect in Gaucher's disease.

     Our strategy is to focus on:

     - Designing Drugs (using our Quantum Core Technology(TM)) that inhibit specific, targeted proteins;

     - Designing gene-regulating antisense reagents (using our OASIS(TM) genome library);

     - Continuing our collaboration with Bristol-Myers Squibb Company, Inc. pursuant to our license and research and development agreements to utilize microbial fermentation and genetic engineering to develop Paclitaxel in commercial quantities and at lower costs; and

     - Seeking to establish additional partnerships, strategic alliances and technology licenses for the development, manufacturing, marketing and sales of vaccines and pharmaceuticals for cancer detection and treatment, drug resistance, infectious diseases and genetic diseases.

QUANTUM CORE TECHNOLOGY

     The Company's QCT(TM) drug design program utilizes computational methods to design drugs based on the molecular structure of target proteins. QCT(TM) employs computational chemistry techniques developed by Dr. John Pople, who received the Nobel Prize in Chemistry in 1998. Dr. Pople is a Scientific Advisor to Cytoclonal.

     Unlike the current industry standard (structure-based drug design), QCT(TM) is a mechanism-based drug design technique. Thus, using QCT(TM), our scientists can produce a diverse range of core low molecular weight molecules based on specific, known enzyme mechanisms. The design of mechanism-based protease regulators is built upon an understanding of target structure and chemical mechanism. The enzyme binding (selectivity) is further optimized by combinatorial chemistry approaches.

     The Company's chemistry facility is being expanded to include a medicinal chemistry section, through in-house expansion and external collaborations. In April 2000, the Company added Dr. Michael James as a Scientific Advisor. He is considered one of the world leaders in x-ray crystallography, which is used to determine the structure of proteins, and is the basis for applying QCT(TM). Dr. James is a Professor of Biochemistry at the University of Alberta and received his Doctorate from Oxford University in England. A staff protein crystallographer has been added to meet growing needs for structural information. The Company is a founding member of two Molecular Simulations Inc. consortia focusing on functional genomics and x-ray crystallography. An in-house medicinal chemistry group has been established under the advisement of Dr. Andrew S. Kende. Dr. Kende, CF Houghton Professor of Chemistry at the University of Rochester, Associate Editor of the Journal of Organic Chemistry, and a member of the Editorial Advisory Board of the Journal of the American Chemical Society has been a scientific advisor to the Company since 1999 and is expanding his role with the Company. The Company has increased capabilities for enzyme production and expanded its assay facilities.

     Therapeutic targets that we are presently addressing include, among other indications, the caspase proteins, which are implicated in Parkinson's Disease, Alzheimer's, Huntington's Disease, acute brain trauma, and congestive heart failure. Caspases are a gene family of cysteine proteases involved in regulated cell death (apoptosis). Our prior work on cysteine proteases (3C protease) provided a foundation for attacking the caspase project with mechanism based QCT(TM). This resulted in finding a number of active compounds in a relatively short period of time.

     The Company has also developed several lead compounds to inhibit Rhinoviruses, the most frequent cause of the common cold. The compounds inhibit 3C protease and were designed for broad antiviral activity, low toxicity and reduced resistance. The lead molecules have been shown to provide protection of human cells in culture against several types of Rhinovirus. One class of compound showed minimum toxicity in animal studies. Unlike other viral protein targets, such as viral coat proteins, the 3C protease is common to all the Rhinoviruses and other viruses such as hepatitis A, poliovirus and viruses that cause meningitis.

     The company has also recently announced the exclusive licensing of a technology for potentially treating bacterial drug resistance, one of the major challenges in medicine today. Researchers at the University of British Columbia and the University of California, San Diego have identified an enzyme called amidase, which modifies and inactivates antibiotics, rendering them ineffective. Inhibition of the amidase enzyme, which has been identified in M. tuberculosis, could potentially prevent the inactivation of antibiotics used to treat this disease, and potentially prolong the usefulness of some antibiotics that cannot now be used due to drug resistance. Inhibitors of the amidase are under development using both the QCT(TM) and Oasis(TM)technologies.

OASIS(TM) ANTISENSE THERAPEUTICS PROGRAM

     OASIS(TM) is a patented technology to create optimized antisense inhibitors (reagents) to genes based on their sequence and other properties. Antisense drugs are DNA sequences that bind to the single strand messenger RNA found in a cell, thus preventing protein production. Inhibitors of genes involved in disease, such as cancer, have potential for development into therapeutic drugs. Furthermore, gene inhibition is a tool for determining gene function, and to validate drug targets for small molecule drug development. The Oasis technology was developed under the direction of Dr. Donald Gray, Professor of Molecular and Cell Biology at the University of Texas, pursuant to research sponsored by Cytoclonal. Cytoclonal has exclusive worldwide rights to the technology. Cytoclonal's gene inhibitors are unique because, we believe, they are more effective than standard antisense reagents at inhibiting gene function.

     We have established a library of reagents that are being designed to regulate genes that have been discovered by the Human Genome Project. The collection of antisense reagents has the potential of regulating genes involved in various diseases. Cytoclonal has recently announced the creation of an OASIS(TM) library of inhibitors to all the genes of the M. tuberculosis bacterium, the causative agent of tuberculosis. Cytoclonal is undertaking to expand the OASIS(TM) library to include inhibitors to most of the human genes, focusing on those involved in human disease. This past year Cytoclonal announced the development of antisense inhibitors for the human cancer-related genes PKC-alpha, c-RAF and BCL-2. OASIS(TM) could possibly serve as a source of therapeutic drugs for those diseases that are related to specific genes. OASIS(TM) also serves as a source of reagents for gene function confirmation. Currently, Cytoclonal has developed a library of inhibitors for 8,000 human genes or approximately 25% of known genes based on recent estimates.

     The OASIS(TM) technology complements Cytoclonal's drug design technology, QCT(TM), which targets proteins. By targeting two key aspects that relate to components of the human genome, namely genes and proteins. Cytoclonal offers licensing opportunities to pharmaceutical and biotechnology companies for select OASIS(TM) and QCT(TM) lead compounds.

PACLITAXEL PROGRAM

     Paclitaxel is the active ingredient in Bristol-Myers Squibb's ("BMS") cancer drug, Taxol(R), a product generating worldwide annual sales in excess of $1.7 billion. Taxol(R) is quite expensive to manufacture since it is derived from a hard-to-obtain natural product: the bark of the Pacific Yew tree. Cytoclonal has obtained (from Montana State University) an exclusive, worldwide license to use patented fungal technology to synthesize Paclitaxel. We obtained a separate exclusive worldwide license from Washington State University to use gene-based technology to synthesize Paclitaxel. Thus, the primary goal of Cytoclonal's Paclitaxel Program is to establish a cost-effective microbial production system for Paclitaxel using genetic engineering and fermentation. The licenses from both MSU and WSU cover families of patents giving rather broad protection to the Company's technology. The Company has both a license agreement as well as a research and development agreement with BMS with respect to its Paclitaxel program. Pursuant to the license agreement, we granted BMS exclusive sublicenses to our agreements with MSU and WSU. Our research and development agreement with BMS contemplates a program directed toward microbial fermentation and genetic engineering technologies for the production of Paclitaxel and other taxanes. In addition, a genetically engineered production system for Paclitaxel could potentially be used to make an improved second generation Paclitaxel, which may be useful for treatment of the chronic disease, Polycystic Kidney Disease (PKD). Cytoclonal has exclusive rights to patents from UCLA for treatment of PKD with Paclitaxel or related compounds.

OTHER PROGRAMS

     We are pursuing other programs at modest levels, which may serve as platforms for the development of future products or alternatives to such primary programs.

  Vaccine Program

     The main objective of our vaccine program is to develop genetically engineered live vaccines for diseases that are life threatening. Our current strategy consists of identifying bacterial host strains that are best suited for delivering recombinant immunogens and cancer markers; developing proprietary cloning and expression vectors that can transfer, maintain and express recombinant immunogens and cancer markers in the delivery system; and cloning genes for specific immunogens or cancer markers into the vectors and testing the vaccine system in appropriate animal models.

  Gaucher's Disease

     We have completed the work the Company has been doing to identify a new expression system for the enzyme defective in Gaucher's disease, Glucocerebrosidase. We will explore licensing the Company's technology to companies active in this field. Gaucher's disease is a genetic disease resulting in a defective enzyme leading to multi-organ dysfunction. This disease affects 20,000 patients worldwide. Treatment for Gaucher's disease involves delivery of an active enzyme to the patient. The worldwide market for this treatment is about $500 million annually. The current method of producing the active enzyme is costly and has resulted in a very high cost for the patient.

COLLABORATIVE AND LICENSE AGREEMENTS

     In June 1998, we entered into a license agreement and a research and development agreement with Bristol-Myers Squibb. Pursuant to the license agreement, we granted Bristol-Myers Squibb exclusive world-wide sublicenses under our agreements with the Research & Development Institute at Montana State University and the Washington State University Research Foundation. Bristol-Myers Squibb has the world-wide exclusive right to utilize the technology licensed to us by the Research & Development Institute at Montana State University to produce, have made and/or sell Paclitaxel, which is to be commercialized as Taxol(R), and other taxanes and compounds. Also pursuant to the license agreement, Bristol-Myers Squibb has the world-wide exclusive right to practice the technology licensed to us by the Washington State University Research Foundation to make, have made, use, lease and sell the products covered in our agreement with The

Washington State University Research foundation. The term of the license agreement runs, subject to earlier termination in certain circumstances, as to each product in each country of the territory until the later of ten (10) years from the first commercial sale of a product or such time as the making, use or sale at the time by Bristol-Myers Squibb, its affiliates or sublicensees in such country of such product would not infringe any U.S. or foreign patents or patent applications.

     Bristol-Myers Squibb has the right to terminate the license agreement, effective upon 90 days notice, in which event Bristol-Myers Squibb's sublicenses would also terminate. However, any payment obligations of Bristol-Myers Squibb to us would survive such termination.

     In addition, pursuant to our license agreement with Bristol-Myers Squibb, Bristol-Myers Squibb has the right of first negotiation during the term of the license agreement to obtain from us an exclusive, worldwide right to license or sublicense to all or a part of any technology involving microbial production of Taxol(R) or related taxanes not covered in the license agreement described above. The license agreement provides for royalty and milestone payments.

     The research and development agreement between us and Bristol-Myers Squibb, which is renewable by Bristol-Myers Squibb for successive one-year periods provided that the license agreement remains in effect at the time, contemplates a program directed toward developing technologies for the production of Paclitaxel and other taxanes and potentially new anticancer products from microorganisms. Effective December 21, 2000, BMS renewed the research and development agreement for an additional 24 months, which was deemed to have commenced on June 13, 2000 and which shall end on June 12, 2002.

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

     In July 1996, we entered into an agreement with the Washington State University Research Foundation whereby we received an exclusive, world-wide license to use or sublicense the foundation's technology for gene-based synthesis of paclitaxel.

     In December 1998, we obtained an exclusive license to technology for the fungal production of Telomerase, the so-called "immortality enzyme," from the Research & Development Institute at Montana State University for a term based on the useful life of the pending patent or related patents. In September 2000, we obtained an exclusive license for gene technology for telomerase reverse transcriptase from RDI.

     In February 1996, we entered into two license agreements with University of California, Los Angeles ("UCLA") the first for exclusive rights to a pending patent entitled, "Inhibition of Cyst Formation By Cytoskeletal Specific Drugs," that makes use of various drugs, one of which is Paclitaxel; and the second for exclusive rights to technology in the field of pharmacological treatment for Polycystic Kidney Disease.

     In June 2000, we entered into an exclusive world-wide license agreement with the University of California, San Diego and the University of British Columbia to use or sublicense patent rights disclosed in a pending U.S. patent titled "A New Anti-tuberculosis Drug Target." Pursuant to the agreement, we paid a license issue fee and we are obligated to pay license maintenance fees, milestone and royalties payments. In June 2000 we agreed to a three-year collaborative research agreement with the University of British Columbia and Vancouver Hospital to fund research under the direction of Dr. Yossef Av-Gay of the Department of Medicine at the University of British Columbia. In August 2000, we entered into a three-year collaborative research agreement with The Regents of the University of California to fund research performed under the direction of Dr. Robert Fahey of the Department of Chemistry and Biochemistry at the University of California, San Diego.

     In June 1992, we entered into an agreement with the University of Texas at Dallas, which has been amended, pursuant to which the University is to perform certain research and development activities relating to antisense compounds and related technology for use in humans. The agreement has been extended through August 31, 2001 in consideration for our agreement to increase the original funding commitment.

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

PATENTS, LICENSES AND PROPRIETARY RIGHTS

     We own and have rights to 18 U.S. patents and several U.S. patent applications and 6 foreign patents and several foreign patent applications.

     Our policy is to protect our technology by, among other things, filing patent applications for technology we consider important in the development of our business. In addition to filing patent applications in the United States, we have filed and intend to file, patent applications in foreign countries on a selective basis. Although a patent has a statutory presumption of validity in the United States, the issuance of a patent is not conclusive as to such validity or as to the enforceable scope of the claims of the patent. There can be no assurance that our issued patents or any patents subsequently issued to us, or licensed by us, will not be successfully challenged in the future. The validity or enforceability of a patent after its issuance by the Patent and Trademark Office can be challenged in litigation. If the outcome of the litigation is adverse to the owner of the patent, third parties may then be able to use the invention covered by the patent, in some cases without payment. There can be no assurance that patents in which we have rights will not be infringed or successfully avoided through design innovation.

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

     In order to obtain approval of a new product from the Food & Drug Administration, we must submit proof of safety, purity, potency and efficacy. In most cases, such proof entails extensive pre-clinical, clinical and laboratory tests. The testing preparation of necessary applications and processing of those applications by the FDA is expensive and may take several years to complete. There is no assurance that the FDA will act favorably or quickly in making such reviews, and we may encounter significant difficulties or costs in our efforts to obtain FDA approvals that could delay or preclude us from marketing any products it may develop. The FDA may also require post-marketing testing and surveillance to monitor the effects of approved products or place conditions on any approvals that could restrict the commercial applications of such products. Product approvals may be withdrawn if compliance with regulatory standards is not maintained or if problems occur following initial marketing. With respect to patented products or technologies, delays imposed by the governmental approval process may materially reduce the period during which we will have the exclusive right to exploit them.

     The time period between when a promising new compound is identified and when human testing is initiated is generally referred to as the pre-clinical development period. During this time, a manufacturing process is identified and developed to be capable of producing the compound in an adequately pure and well-characterized form for human use. Production of compounds for use in humans is governed by a series of FDA regulations known as "Good Manufacturing Practices," which govern all aspects of the manufacturing process. The FDA has published a "Points to Consider" guidance document with respect to the manufacturing of monoclonal antibodies for human use.

     The FDA approval process for a new and unfamiliar drug involves completion of pre-clinical studies and the submission of the results of these studies to the FDA in an investigational new drug application. Pre-clinical studies involve laboratory evaluation of product characteristics and animal studies to assess the efficacy and safety of the product. Pre-clinical studies are regulated by the FDA under a series of regulations called the "Good Laboratory Practices" regulations. Violations of these regulations can, in some cases, lead to invalidation of the studies, requiring those studies to be replicated.

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

     The manufacturing of a biologic product must be in a facility covered by the Food & Drug Administration-approved Establishment License Application. The manufacture, holding, and distribution of both biologic and non-biologic drugs must be in compliance with GMP. Manufacturers must continue to expend time, money, and effort in the area of production and quality control and record keeping and reporting to ensure full compliance with those requirements. The labeling, advertising, and promotion of a drug or biologic product must be in compliance with FDA regulatory requirements. Failures to comply with applicable requirements relating to manufacture, distribution, or promotion can lead to the Food & Drug Administration demanding that production and shipment cease, and, in some cases, that products be recalled, or to enforcement actions that can include seizures, injunctions, and criminal prosecution. Such failures can also lead to the Food & Drug Administration withdrawal of approval to market the product.

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

     We are also subject to regulation by the Occupational Safety and Health Administration and the Environmental Protection Agency and to regulation under the Toxic Substances Control Act, the Resource

Conservation and Recovery Act and other regulatory statutes, and may in the future be subject to other federal, state or local regulations. Either or both of OSHA or the EPA may promulgate regulations that may affect our research and development programs. We are unable to predict whether any agency will adopt any regulation that could have a material adverse effect on our operations.

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

MANUFACTURING AND MARKETING

     We have not marketed pharmaceutical products. In addition, we have never manufactured any products and we do not have the resources to manufacture any products on a commercial scale. For the foreseeable future, we will be required to rely upon corporate partners or others to manufacture or market products developed by us, if any. No assurance can be given that we will be able to enter into any such arrangements on such acceptable terms, if at all.

     Manufacturing. While we intend to select manufacturers that comply with regulatory standards, there can be no assurance that these manufacturers will comply with such standards, that they will give our orders the highest priority or that we will be able to find substitute manufacturers, if necessary, if our selected manufacturers prove to be unsatisfactory. In order for us to establish a manufacturing facility, we would require substantial additional funds and would be required to hire and retain significant additional personnel and comply with the extensive regulations of the FDA applicable to such a facility. No assurance can be given that we will be able to make the transition successfully to commercial production, should we choose to do so.

     Marketing. Despite our strategy to develop products for sale to concentrated markets, significant additional expenditures and management resources would be required to develop an internal sales force, and there can be no assurance that we will be successful in penetrating the markets for any products developed. For certain products under development, we may seek to enter into development and marketing agreements which grant exclusive marketing rights to our corporate partners in return for royalties to be received on sales, if any. Under certain agreements, our marketing partner may have the responsibility for all or a significant portion of the development and regulatory approval. In the event that our marketing and development partners fail to develop a marketable product or to successfully market a product, our business may be materially adversely affected. The sale of certain products outside the United States will also be dependent on the successful completion of arrangements with future partners, licensees or distributors in each territory. There can be no assurance that we will be successful in establishing any additional collaborative arrangements, or that, if established, such future partners will be successful in commercializing products.

PRODUCT LIABILITY INSURANCE

     The testing, marketing and sale of human health care products entail an inherent risk of allegations of product liability, and there can be no assurance that product liability claims will not be asserted against us. We intend to obtain product liability insurance for our ongoing clinical trials. Such coverage may not be adequate as and when we develop our products. There can be no assurance that we will be able to obtain, maintain or increase our insurance coverage in the future on acceptable terms or that any claims against us will not exceed the amount of such coverage.

HUMAN RESOURCES

     As of March 22, 2001 we had 34 full-time employees, 27 of whom were engaged directly in research and development activities, including 13 Ph.D.s, and seven of whom were in executive and administrative positions. Our employees are not governed by any collective bargaining agreement, and we believe that our relationship with them is good.

ITEM 2. PROPERTY.

     We occupy an aggregate of approximately 24,100 square feet of both office and laboratory space in Dallas, Texas at two separate facilities. We lease approximately 4,800 square feet of office and laboratory space pursuant to a lease agreement expiring in August 2003. In addition, we occupy an additional approximate 19,300 square feet of office and laboratory space, including approximately 3,000 square feet added in 2000, pursuant to a lease assigned to us by the Wadley/Phillips Partnership and which lease term has been extended until December 2003. Our lease payments for the fiscal year ended December 31, 2000 were approximately $269,000. We believe that its current facilities are suitable for our present needs and for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS.

     As of the date hereof, we are not a party to any material legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Not applicable.

                                    PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     Our Common Stock has traded in the Nasdaq National Market System under the symbol "CYPH" since May 22, 2000. Prior thereto, it was quoted in the over-the-counter market on the Nasdaq SmallCap Market System. The following table sets forth the high and low bid prices for the Common Stock as reported by the National Association of Securities Dealers, Inc. for the periods indicated. The prices set forth below represent quotes between dealers and do not include commissions, mark-ups or mark-downs, and may not necessarily represent actual transactions.

                                                              COMMON STOCK
                                                              -------------
                                                              HIGH      LOW
                                                              ----      ---
Fiscal 1999
  1st Quarter...............................................    9 9/16   6 7/8
  2nd Quarter...............................................    7 1/2    6 1/16
  3rd Quarter...............................................    7 1/2    5 27/32
  4th Quarter...............................................    9 9/32   5 3/8
Fiscal 2000
  1st Quarter...............................................   19        7 1/16
  2nd Quarter...............................................   12 1/2    4 1/8
  3rd Quarter...............................................   12 11/16  7 11/16
  4th Quarter...............................................    9 5/8    6 1/4
Fiscal 2001
  1st Quarter (through March 27, 2001)......................    8 1/4    2 21/32

     We believe that as of March 27, 2001, there were in excess of 1,000 beneficial holders of our Common Stock.

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

                         CYTOCLONAL PHARMACEUTICS INC.
                            SELECTED FINANCIAL DATA

                                                    YEAR ENDED DECEMBER 31,
                              -------------------------------------------------------------------
                                 2000          1999          1998          1997          1996
                              -----------   -----------   -----------   -----------   -----------
INCOME STATEMENT DATA
Revenue.....................  $   865,000   $ 1,375,000   $ 1,183,000   $        --   $        --
                              -----------   -----------   -----------   -----------   -----------
Research and development....    3,681,000     2,332,000     1,692,000     1,469,000     1,576,000
General and administrative
  expenses..................    5,788,000     3,194,000     2,500,000     1,888,000     1,530,000
                              -----------   -----------   -----------   -----------   -----------
Operating loss..............   (8,604,000)   (4,151,000)   (3,009,000)   (3,357,000)   (3,106,000)
Interest expense............       (9,000)       (6,000)       (5,000)       (2,000)           --
Interest income.............    1,543,000       222,000       286,000       107,000       216,000
                              -----------   -----------   -----------   -----------   -----------
Net loss before cumulative
  effect of a change in
  accounting principle......   (7,165,000)   (3,935,000)   (2,728,000)   (3,252,000)   (2,890,000)
Cumulative effect on prior
  years.....................                   (422,000)           --            --            --
                              -----------   -----------   -----------   -----------   -----------
Net loss....................   (7,165,000)   (4,357,000)   (2,728,000)   (3,252,000)   (2,890,000)
                              ===========   ===========   ===========   ===========   ===========
Basic and diluted loss per
  common share..............  $     (0.51)  $     (0.44)  $     (0.30)  $     (0.42)  $     (0.42)
                              ===========   ===========   ===========   ===========   ===========
BALANCE SHEET DATA
Total assets................  $37,378,000   $ 4,491,000   $ 7,746,000   $ 2,802,000   $ 3,881,000
Working capital.............   35,050,000     2,324,000     6,227,000     1,330,000     2,543,000
Royalties payable-less
  current portion...........      750,000       875,000     1,000,000     1,125,000     1,219,000
Shareholder's equity........   35,775,000     2,592,000     6,062,000     1,123,000     2,312,000

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following discussion should be read in conjunction with, and is qualified in its entirety by, the Financial Statements and the Notes thereto included in this report. This discussion contains certain forward-looking statements that involve substantial risks and uncertainties. When used in this report the words "anticipate," "believe," "estimate," "expect" and similar expressions as they relate to the Company or its management are intended to identify such forward-looking statements. Our actual results, performance or achievements could differ materially from those expressed in, or implied by, these forward-looking statements. Historical operating results are not necessarily indicative of the trends in operating results for any future period.

OVERVIEW

     We were organized and commenced operations in September 1991. Our efforts have been principally devoted to research and development activities and organizational efforts, including the development of products for the treatment of cancer and infectious diseases, recruiting our scientific and management personnel and advisors and raising capital. As we accelerate our efforts to become a fully operational and profitable drug design and development company, we will continue to review and refine our strategic plan. Our strong financial position provides us with the resources necessary to move forward rapidly to achieve our goals.

     We have enhanced our executive management team to ensure that we have capable, experienced individuals in place to meet the increasing demands we face as the Company continues its aggressive forward plans. Ronald Lane Goode, Ph.D. has joined the Company as President and Chief Executive Officer. Dr. Goode is an accomplished pharmaceutical executive who has held key management positions at
G. D. Searle & Co. and Pfizer Pharmaceuticals. He has an extensive record of success in business development, having been responsible for many of Searle's acquisitions and has supervised clinical development programs that led to the filing of over a dozen New Drug Approval applications. After his tenure at Searle, Dr. Goode was President and CEO of Unimed Pharmaceuticals, Inc. where he launched that company's first product. He positioned the company for sale to Solvay. Most recently he formed the consulting company Pharma-Links with the mission of being the "link" between pharmaceutical companies to help them create alliances, form joint ventures and effect various transactions. Dr. Goode succeeds founder Dr. Arthur P. Bollon who remains as non-executive Vice Chairman.

     The Board of Directors elected Gary E. Frashier to the position as non-executive Chairman in December 2000. He has twenty-four years of successful experience as a CEO in scientific, life science and pharmaceutical research companies. In addition we have hired Dr. Robert Rousseau as Vice-President of Licensing and Business Development and Joan Gillett as Vice-President/Controller and principal accounting officer. These actions are indications of our concerted efforts to strengthen the management team and increase our focus. These individuals, along with existing corporate officers, will work together to provide the focus and accountability we believe are necessary for success.

     We have added additional board members and other expertise to analyze opportunities. Robert J. Easton joined the board of directors in December 2000. Chairman and founder of Easton Associates L.L.C. a leading healthcare consulting practice, Mr. Easton previously served as Managing Director of IBM Healthcare Consulting, as well as President of the Wilkerson Group, a leading healthcare concern. His areas of expertise include pharmaceutical, biotechnology and in vitro diagnostics.

     During the past year we have increased our focus on the expansion of our two drug design platform technologies: Quantum Core Technologies(TM) (QCT(TM)) and OASIS(TM). We have strengthened and expanded our affiliations with universities and other research institutions to ensure that we obtain the most advanced scientific knowledge available. In addition, we have increased our emphasis of identifying opportunities for collaborations, strategic alliances and joint ventures with pharmaceutical and biotechnology companies for the commercial development of our products.

     We have also increased the scientific staff, both in number and depth of knowledge. We have added additional physical facilities, and we will continue to provide the staff members and equipment necessary to accommodate the tasks required by our expanding QCT(TM) and OASIS(TM) technologies. We are improving our medicinal chemistry department, a function we feel is vital to our growth in drug development. We are cognizant of the importance of obtaining new as well as existing patents and intellectual property, and are developing new programs to ensure successful operations in this area.

     We believe that we have a capable, focused Board and management team, promising technology and strong financial resources. During the next twelve months we plan on concentrating our efforts in the following areas:

     - Designing Drugs (using our QCT(TM)) that inhibit specific, targeted proteins;

     - Designing gene-regulating antisense reagents (using our OASIS(TM) genome library);

     - Continuing our collaboration with Bristol-Myers Squibb Company, Inc. pursuant to our license and research and development agreements to utilize microbial fermentation and genetic engineering to develop Paclitaxel in commercial quantities and at lower costs; and

     - Seeking to establish additional partnerships, strategic alliances and technology licenses for the development, manufacturing, marketing and sales of vaccines and pharmaceuticals for cancer detection and treatment, drug resistance, infectious diseases and genetic diseases.

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

RESULTS OF OPERATIONS

  Revenue

     We recognized revenues of $865,000, $1,375,000 and $1,183,000 for the twelve months ended December 2000, 1999, and 1998, respectively. Revenues for 2000, 1999 and 1998 were primarily attributable to license and research and development payments including those from our agreements with Bristol-Myers Squibb.

  Research and Development Expenses

     We incurred research and development expenses of $3,681,000, $2,332,000, and $1,692,000 for the twelve months ended December 2000, 1999, and 1998, respectively. The increase in research and development expenses in 2000 from 1999 was due to a $431,000 increase in research and development salaries due to additional scientific staff, a $566,000 increase in expenses for research consultants including a non-cash charge of $313,000 related to options granted to consultants, a $73,000 increase in contracted research and funded research and development, a $24,000 increase in rent expense due to expansion of facilities, a $121,000 increase in depreciation expense, a $55,000 increase in contract labor expenses, a $25,000 increase in conference and seminar expenses and other expenses related to the hiring of additional research personnel including expenses for equipment and lab supplies required to support the increased activities.

     The increase in research and development expenses in 1999 from 1998 was due to a $66,000 increase in laboratory supply expenses, a $54,000 increase in rent expense due to expansion of facilities, a $134,000 increase in research salaries, a $115,000 increase in funding for the research program at Washington State University, a $181,000 increase in funding for the Research & Development Institute, Inc. and $32,000 of QCT(TM) associated research activities in Israel.

     We anticipate that we will incur increased research and development expenses as we move products from pre-clinical to clinical trials and as we expand our drug discovery efforts. We also expect to hire additional technical staff to aid in the fulfillment of these goals.

  General and Administrative Expenses

     We incurred general and administrative expenses of $5,788,000, $3,194,000, and $2,500,000 for the twelve months ended December 2000, 1999 and 1998, respectively. The increase in general and administrative expenses in 2000 from 1999 was attributable to a $2,441,000 increase in public and financial relations costs including a non-cash charge of $1,982,000 related to the value assigned to warrants granted to our financial advisors and consultants, a $39,000 increase in insurance costs, a $85,000 increase in travel and lodging expenses including relocation reimbursements, a $565,000 increase in legal and professional fees, including a $65,000 non-cash expense for the issuance of options, and other expenses related to increases in management and associated expenses resulting from the hiring of additional personnel and the expansion of our operations and other business development efforts. These expenses were partially offset by a $458,000 decrease in expenses associated with the acquisition of QCT(TM), a $102,000 decrease in board and consulting expenses and decreases in contract labor.

     The increase in general and administrative expenses in 1999 from 1998 was attributed to a $58,000 increase in travel and lodging expenses, a $37,000 increase in amortization, a $97,000 increase in consulting fees, a $30,000 increase in insurance expenses, a $40,000 increase in rent expenses, a $29,000 increase in contract labor and a non-cash charge of $356,000, relating to the valuations of common stock and options issued to third parties in connection with services rendered in identifying and securing the QCT(TM). This increase was partially offset by a $141,000 decrease in legal and professional expenses. Included in general and administrative expenses for 1999 was a non-cash charge of $262,000 related to the valuation of stock options and warrants issued to consultants.

     We anticipate that we will incur increased general and administrative expenses as we expand our administrative staff to aid in our business development.

  Interest Income

     Interest income was $1,543,000, $222,000, and $286,000 for the twelve months ended December 2000, 1999, and 1998, respectively. The increase in interest income is due to an increase in available cash balances resulting from the receipt of proceeds from the exercise of warrants in 2000.

  Net Losses

     We incurred net losses of $7,165,000, $4,357,000, and $2,728,000 for the twelve months ended December 2000, 1999, and 1998, respectively. The loss in 2000 included $2,420,000 in non-cash charges related to warrants granted to our financial advisors and consultants and options and compensatory stock awards. The increase in net losses in 2000 from 1999 was attributable to increases in both research and development expenses as well as general and administrative partially offset by an increase in interest income. Net loss per common share for the twelve months ended December 2000, 1999 and 1998, respectively was $.51, $.44, and $.30.

     The decrease in net losses in 1999 from 1998 was attributable to revenue received from the Bristol-Myers Squibb license and research and development agreements and an increase in interest income, partially offset by an increase in operating expenses. We expect to incur additional losses in the foreseeable future.

  Liquidity and Capital Resources

     At December 31, 2000, we had cash equivalents of approximately $35,408,000. Since inception we have financed our operations from debt and equity financings as well as fees received from licensing and research and development agreements. During 2000, we used cash of approximately $4,987,000 to fund our operating activities, principally caused by the net loss of $7,165,000 for the year. In addition, during 2000 we used approximately $611,000 to fund our investing activities, principally caused by the purchase of laboratory equipment, software and other equipment of approximately $407,000.

     On February 7, 2000, the Company gave notice to the holders of our Class C Warrants that it was exercising its right of redemption effective March 9, 2000. We received net proceeds of approximately $13,001,000 from the exercise of 2,000,135 such warrants. On March 13, 2000 the Company gave notice to the holders of its Class D Warrants that it was exercising its right of redemption effective April 12, 2000. The Company received net proceeds of approximately $25,742,000 from the exercise of 2,941,905 such warrants. Additionally, through December 31, 2000 the Company received net proceeds of approximately $1,181,000 from the exercise of 577,071 other warrants and 148,486 options.

     In January 2000 the Board of Directors approved the 2000 Employee Option Plan (the "Plan") authorizing up to 1,500,000 shares, subject to approval of the Plan by a majority of our shareholders. During the twelve-month period ending December 31, 2000 we granted 337,000 options to purchase shares of Common Stock under the Plan at exercise prices ranging from $6.75 to $10.125 per share to officers, directors, employees and consultants of the Company. On September 11, 2000 the stockholders of the Company approved the Plan. At the time of stockholder approval, the market value of the Company's stock exceeded the exercise price of certain options noted above, consequently the Company recorded deferred compensatory charges of $130,000 equal to the spread between the exercise price of the option and the market price, times the number of options involved. The charge to operations for the twelve months ended December 31, 2000 was $60,000.

     The Company accounts for its stock-based compensation plans under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." In October 1995, the Financial Accounting Standards Board issued Statement No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), which establishes a fair value-based method of accounting for stock-based compensation plans. The Company has adopted the disclosure-only alternative under SFAS No. 123. The Company accounts for stock based compensation to nonemployees using the fair value method in accordance with SFAS No. 123 and Emerging Issues Task Force (EITF) 96-18. The Company has recognized deferred stock compensation related to certain stock option and warrant grants. During the twelve months ended December 31, 2000 the Company granted 25,000 and 300,000 warrants to purchase shares of Common Stock at $12.00 and $15.00 per share, respectively in return for financial advisory services. The Company valued these warrants based on the Black-Scholes option pricing. In connection therewith the Company recorded a charge of $1,982,000 during the twelve months ended December 31, 2000. In connection with other option grants to consultants the Company recorded a charge of $335,000 during the twelve months ended December 31, 2000.

     We have agreed to fund scientific research at academic institutions and to make minimum royalty payments for licensing and collaborative agreements of approximately $1,223,000 in 2001. We do not expect these arrangements to have a significant impact on our liquidity and capital resources. We intend to continue to maintain and develop relationships with academic institutions and to establish licensing and collaborative agreements.

     We have no material capital commitments for the year ended December 31, 2001.

     We believe that we have sufficient cash on hand at December 31, 2000 to finance our operations through at least December 31, 2001. However, there can be no assurance that we will generate sufficient revenues, if any, to fund its operations after such period or that any required financings will be available, through bank borrowings, debt or equity offerings, or otherwise, on acceptable terms or at all.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The response to this item is submitted in Item 14 of this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The executive officers and directors of the Company are as follows:

NAME                              AGE                    POSITION
- ----                              ---                    --------
Ronald Lane Goode, Ph.D.........  57    President and Chief Executive Officer
Gary E. Frashier(2).............  64    Chairman and Director
Arthur P. Bollon, Ph.D..........  58    Vice Chairman and Director
Robert J. Easton(2).............  57    Director
Ira J. Gelb, M.D. (1),(2).......  73    Director
Irwin C. Gerson (1),(2).........  71    Director
Walter M. Lovenberg, Ph.D.(1)...  66    Director
Dorit Arad, Ph.D................  48    Executive Vice President of Drug Design
Joan H. Gillett, CPA............  51    Vice President and Controller
Robert J. Rousseau, Ph.D........  61    Vice President of Business Development and
                                          Licensing
Daniel M. Shusterman, J.D.......  37    Vice President of Administration, General
                                          Counsel and Secretary

- ---------------

(1) Members of Audit Committee

(2) Members of Compensation Committee

     Ronald Lane Goode, Ph.D. was named President and Chief Executive Officer on March 21, 2001. Dr. Goode is an accomplished pharmaceutical executive who has held key management positions at G. D. Searle & Co. (President of Searle International, Corporate Senior Vice President and President of Asia/ Pacific World Area, and Senior Vice President of Commercial Development) and before that at Pfizer Pharmaceuticals (Director of Marketing Research and Vice President of Clinical Research and Scientific Affairs). He has an extensive record of success in business development, having been responsible for many of Searle's acquisitions, including DayPro(C), which became Searle's largest selling drug. Dr. Goode has supervised clinical development programs that led to the filing of over a dozen New Drug Approval applications, including Procardia XL(C) (which became Pfizer's leading product) and Ambien(C), which now dominates the sleep aid market for Searle. After his tenure at Searle, Dr. Goode was President and CEO of Unimed Pharmaceuticals, Inc. where he launched that company's first product. He positioned the company for sale to Solvay, the Belgium-based conglomerate, at a considerable gain to shareholders. Most recently he formed the consulting company Pharma-Links with the mission of being the "link" between pharmaceutical companies to help them create alliances, form joint ventures and effect various transactions. Dr. Goode received his Ph.D. in Microbiology from the University of Georgia.

     Gary E. Frashier commenced serving as a director of the Company on June 28, 1999 and was elected to Chairman in a non-executive capacity in December 2000. Mr. Frashier serves as President and Principal of Management Associates, which provides strategic consulting services to entrepreneurial companies in the life sciences field. Mr. Frashier previously served as Chairman of the Board and Chief Executive Officer of OSI Pharmaceuticals, Inc ("OSIP"), a Nasdaq listed company from January 1997 through September 1998, and as Chairman of the Board through September 2000. He previously served as CEO and Vice-Chairman of OSIP during 1996, and as President and CEO of OSIP from March 1990 through December 1995. From March 1987 through February 1990, Mr. Frashier served as President and CEO of Genex Corporation, which specialized in protein engineering. Previously, Mr. Frashier served as Executive Vice President of Millipore Corporation, where he was also President of Waters Associates, Inc, a leader in liquid chromatography. At Millipore, Mr. Frashier also served as President, International Operations. In 1984, Mr. Frashier organized a management buy-out of Millipore's ultra high-purity and laboratory water systems business, Continental Water Systems, Inc., which was later sold to Olin Corporation. Mr. Frashier has a B.S. in chemical engineering from Texas Technological University, where he was honored in 1985 as a Distinguished Engineer of the University. In 1970, he received his M.S. degree in Management from the Massachusetts Institute of Technology, where he was selected as a Sloan Fellow in Management. He was also selected as the "Long Island Businessman of the Year" in 1993 by the Wharton Club. He is a registered Professional Engineer in chemical engineering, a member of the society of Sloan Fellows (MIT) and a former member of the Young President's Organization. Mr. Frashier serves on the Boards of several private and public biopharmaceutical firms, including Maxim Pharmaceuticals, Inc., which is a Nasdaq-listed public company.

     Arthur P. Bollon, Ph.D. Founder of the Company, currently serves as Vice Chairman in a non-executive capacity. Prior thereto he had served as Chairman of the Board of Directors, President and Chief Executive Officer from the Company's inception in 1991 and until March 1995, as Treasurer. Dr. Bollon received his Ph.D. from the Institute of Microbiology at Rutgers University and was a Post Doctoral Fellow at Yale University. Dr. Bollon has served as a consultant to a number of major companies, including Merck, Sharp & Dohme and Diamond, Shamrock, and has served on the Board of Directors and Advisory Boards of several biotechnology companies, including Viragen, Inc., Wadley Biosciences Corp. and American Bio-netics, Inc. From 1987 to 1991, Dr. Bollon served as President and Chief Executive Officer of the Wadley/Phillips Petroleum Partnership. Prior to that time, he was Director of Genetic Engineering and Chairman of the Department of Molecular Genetics at the Wadley Institutes of Molecular Medicine. In his capacities at the Wadley/Phillips Partnership and Wadley Institutes, Dr. Bollon played a leading role in bringing the technology that forms the basis of the Company from conception to reality.

     Robert J. Easton, was elected to the Board of Directors in December 2000. Mr. Easton recently founded a health care consulting practice named Easton Associates LLC. Prior to this latest venture, he spent 18 years as a management consultant, most recently as Managing Director with IBM Healthcare Consulting ("IBM"). Prior to IBM, Mr. Easton served as President of the Wilkerson Group, also a health care consulting concern. Mr. Easton has executed proprietary studies in a wide variety of medical products and service fields. His areas of expertise include pharmaceuticals, biotechnology and in vitro diagnostics. Mr. Easton is a frequent speaker for medical industry and investment groups in the U.S. and Europe. He is a Director of CollaGenex Pharmaceuticals a Nasdaq listed company and two private companies, the former President of the Biomedical Marketing Association, and Special Limited Partner of Advanced Technology Ventures. Mr. Easton received an M.B.A. from Harvard Graduate School of Business Administration and undergraduate degrees in Chemical Engineering from Rice University.

     Ira J. Gelb, M.D. has been a director of the Company since April 1994. Dr. Gelb received his M.D. from New York University School of Medicine in 1951. After finishing his training in cardiology at the Mount Sinai Hospital in New York City in 1957, Dr. Gelb continued his association with that institution until his retirement in 1992. During this period, he was appointed Attending Cardiologist and Associate Clinical Professor at the Mount Sinai School of Medicine. Other appointments included Adjunct Associate Clinical Professor of Cardiology at Cornell Medical School, Adjunct Clinical Professor of Cardiology at New York Medical College, Cardiology Consultant at Lawrence Hospital, Bronxville, N.Y. and United Hospital, Portchester, N.Y. Dr. Gelb is a former President of the American Heart Association, Westchester-Putnam Chapter, and was a Senior Assistant Editor with the American Journal of Cardiology from 1968 to 1983, when he became a founding editor of the Journal of the American College of Cardiology ("JACC"). Dr. Gelb continued as a Senior Assistant Editor of JACC until his retirement in 1992. Since that time, he has served on the boards of various pharmaceutical companies. Since 1992, Dr. Gelb has been an Honorary Lecturer at The Mount Sinai School of Medicine. Dr. Gelb has also served as the Clinical Coordinator of Biomedical Programs and Professor of Chemistry & Biochemistry at Florida Atlantic University ("FAU") since 1998, an Adjunct Professor and a member of FAU's Foundation Board since October 1996 and FAU's Steering Committee since 1997. Dr. Gelb has served as a member of the Board of Directors of the American Heart Association, Boca Raton Division, since December 1996 and was appointed President in June 1999. In 1998, Boca Raton Community Hospital added Dr. Gelb as a member to its Foundation Board. In November 1998, Dr Gelb was appointed Voluntary Professor of Medicine at the University of Miami School of Medicine. At present he is Director of Clinical Programs and Clinical Professor, Biomedical Science, Charles E. Schmidt College of Science, Florida Atlantic University and in 1999 was appointed to the advisory board of Cleveland Clinic, Florida.

     Irwin C. Gerson has been a director of the Company since March 1995. From 1995 until December 1998, Mr. Gerson served as Chairman of Lowe McAdams Healthcare and prior thereto had been, since 1986, Chairman and Chief Executive Officer of William Douglas McAdams, Inc., one of the largest advertising agencies in the U.S. specializing in pharmaceutical marketing and communications to healthcare professionals. In February 2000, he was inducted into the Medical Advertising Hall of Fame. Mr. Gerson has a B.S. in Pharmacy from Fordham University and an MBA from the NYU Graduate School of Business Administration. He is a director of Andrx Corporation, a Nasdaq-listed public company and Bio Sample Inc., a privately held corporation. In 1992, Mr. Gerson received an honorary Doctor of Humane Letters from the Albany College of Pharmacy. Mr. Gerson served as a Trustee of Long Island University, Chairman of The Council of Overseers -- Arnold and Marie Schwartz College of Pharmacy, member of the Board of Trustees of the Albany College of Pharmacy and, from 1967 through 1974, was a lecturer on sales management and pharmaceutical marketing at the Columbia College of Pharmacy. He is currently a director of the Lifetime Learning Society of Florida Atlantic University. Mr. Gerson also has served as a Member of the Board of Governors, American Association of Advertising Agencies, a Director and Chairman of Business Publications Audit, a Director of the Connecticut Grand Opera, and a Director of the Stamford Chamber Orchestra. Mr. Gerson previously served as a director of the foundation of Pharmacists and Corporate Americans for AIDS Education, the Pharmaceutical Advertising Council, the Nutrition Research Foundation and as a Trustee of the Chemotherapy Foundation. He was also on the boards of Penn Dixie Industries and Continental Steel Corporation.

     Walter M. Lovenberg, Ph.D. has been a director of the Company since August 1995. From 1989 to 1993, Dr. Lovenberg served as Executive Vice President and member of the Board of Directors of Marion Merrell Dow Inc. Dr. Lovenberg also served as the President of the Marion Merrell Dow Research Institute from 1989 to 1993 and Vice President from 1986 through 1989. Prior to joining Marion Merrell Dow in 1958, Dr. Lovenberg was a Senior Scientist and Chief of Biochemical Pharmacology at the National Institutes of Health. Dr. Lovenberg has served as President of Lovenberg Associates, Inc. since 1993. From 1997 to 2000, Dr. Lovenberg served as Chief Executive Officer of Helicon Therapeutics Inc., a private company, and since 1992 and 1995, Dr. Lovenberg has served as a director of Xenometrix, Inc. and Chairman of the Board of Inflazyme Pharmaceutics, Ltd. (which is traded on the Toronto Exchange), respectively. Also, since 1994, Dr. Lovenberg has served as director of OSI Pharmaceuticals, Inc., a Nasdaq-listed public company. Dr. Lovenberg serves on the Scientific Advisory Board of Guilford Pharmaceuticals, Inc. a Nasdaq-listed company. Dr. Lovenberg is also a director of several private biotechnology companies. Dr. Lovenberg received a Ph.D. in Biochemistry from George Washington University in 1962 and a B.S. in Biochemistry and an M.S. in Agriculture from Rutgers University in 1958 and 1956, respectively. Dr. Lovenberg, who serves as Executive Editor of Analytical Biochemistry and Editor (USA) of Neurochemistry International, is a consulting editor to several other scientific journals. Dr. Lovenberg has been the recipient of many awards, including a Fulbright-Hays Senior Scholar Award and a Public Health Service Superior Service Award. Dr. Lovenberg is a member of the American College of Neuropsychopharmacology, the American Society of Neurochemistry and the American Society of Biochemistry and Molecular Biology.

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

     Joan H. Gillett, CPA, joined us in October 2000 as Vice President, Controller and Principal Accounting Officer. From 1997 to August 2000, Ms. Gillett served as the Chief Financial Officer for International Isotopes Inc, a publicly held radiopharmaceutical development and manufacturing company, where she was responsible for all accounting, financial reporting, and investment activities. From 1986 to 1996, she held various positions for Life Savings Bank in Austin, Texas. Those positions included Director, Chief Financial Officer and President.

     Robert J. Rousseau, Ph.D., joined the Company in March 2001 as Vice President of Business Development and Licensing. Dr. Rousseau served as Director of New Technologies Licensing at Hoechst Marion Roussel, Inc. and has an MBA from Rockhurst University and a Ph.D. in Chemistry from the University of Utah. He founded Rondeau Medical Associates Inc., a consulting company involved in new technology identification, development of an extensive contact network and establishment of licensing agreements for numerous biotechnology and pharmaceutical companies. Prior to Rondeau, he managed the gene transcription modulator-out licensing program for OSI Pharmaceuticals, Inc., resulting in licensing agreements with Merck, Sharp & Dohme, Pharmacia and Upjohn, Johnson & Johnson, American Home Products and Aurora Biosciences. Prior to OSI, he spent 12 years as Director of New Technologies Licensing at Hoechst Marion Roussel, Inc. where he was responsible for closing agreements with Immulogic, TransKaryotic Technologies (TKT), Albany Molecular Research and Development, Scios Nova, Gensia, Affymax, Oncogene Sciences and Alliance Pharmaceuticals. Dr. Rousseau's previous positions included both Director of Operations and Director of Marketing at Analytical Systems, Division of Marion Laboratories; Director of Clinical Chemistry Research/Director of West Coast Operations, Hyland Division of Baxter Travenol; Technical Liaison Officer, Curtis Nuclear Corporation; and Head of BioOrganic Chemistry, ICN Nucleic Acid Research Institute. Dr. Rousseau is the holder of seven patents, the author of more than 33 scientific publications and the recipient of two Presidential Awards and three Special Achievements Awards from Marion Laboratories.

     Daniel M. Shusterman, J.D., M.S. was named our Vice President, Administration and General Counsel in October 2000. Prior to that he was named Vice President of Operations in 1994 and Treasurer and Chief Financial Officer in March 1995, after having served as our Director of Operations since he joined us in 1991. Mr. Shusterman received his M.S. degree with an emphasis on biotechnology from the University of Texas in 1988. He was Director of Operations at Wadley/Phillips Partnership for three years prior to joining us. Mr. Shusterman is a registered Patent Agent and received his J.D. from Texas Wesleyan University School of Law in 1993 and has been a member of the Texas bar since 1994.

     Our Board of Directors currently consists of six members. All directors hold office until the next annual meeting of stockholders and until their successors are duly elected and qualified. Officers are elected to serve, subject to the discretion of the Board of Directors, until their successors are appointed.

     As of January 5, 2001, Directors receive fees of $1,500 per month and $1,500 per day per board meeting, $750 per committee meeting attended, $1,000 per board meeting conference call attended and $500 per committee meeting conference call attended. Directors are also reimbursed for expenses actually incurred in connection with their attendance at meetings of the Board of Directors. See "Security Ownership of Certain Beneficial Owners and Management" and "Executive Compensation" for information regarding stock option grants.

     Our Certificate of Incorporation includes certain provisions permitted pursuant to Delaware law whereby our officers and directors are to be indemnified against certain liabilities. Our Certificate of Incorporation also limits, to the fullest extent permitted by Delaware law, a director's liability for monetary damages for breach of fiduciary duty, including gross negligence, except liability for (i) breach of the director's duty of loyalty, (ii) acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of the law, (iii) the unlawful payment of a dividend or unlawful stock purchase or redemption and (iv) any transaction from which the director derives an improper personal benefit. Delaware law does not eliminate a director's duty of care and this provision has no effect on the availability of equitable remedies such as injunction or rescission based upon a director's breach of the duty of care. In addition, we have obtained an insurance policy providing coverage for certain liabilities of our officers and directors.

     We have been advised that it is the position of the SEC that insofar as the foregoing provision may be invoked to disclaim liability for damages arising under the Securities Act, such provision is against public policy as expressed in the Securities Act and is therefore unenforceable.

BOARD COMMITTEES

     We have standing Audit and Compensation Committees. The Audit Committee reviews the work and reports of the Company's independent accountants. The Audit Committee is comprised of Ira J. Gelb, M.D., Irwin C. Gerson and Walter M. Lovenberg, Ph.D. The Compensation Committee makes recommendations to the Board of Directors concerning compensation arrangements for directors, executive officers, and senior management of the Company. The Compensation Committee is comprised of Gary E. Frashier, Robert J. Easton, Dr. Gelb and Mr. Gerson. The entire Board of Directors administers our stock option plans.

SCIENTIFIC ADVISORS/CONSULTANTS

     The Company's Scientific Advisors have extensive experience in the fields of molecular genetics, chemistry, oncology and microbiology. At our request, the Scientific Advisors review and evaluate our research programs and advise us with respect to technical matters in fields in which we are involved.

     The following table sets forth the name and current position of each scientific advisor.

NAME                                                                POSITION
- ----                                                                --------
Yitzhak Apeloig, Ph.D.....................  Professor, Department of Chemistry at the
                                            Technion-Israel Institute of Technology
Yossef Av-Gay, Ph.D.......................  Professor, Department of Medicine, Division of
                                            Infectious Diseases, University of British Columbia
Rodney Croteau, Ph.D......................  Professor, Washington State University
Hugo David, M.D., Ph.D....................  Consultant, New University of Lisbon, Institute of
                                            Hygiene and Topical Medicine
Robert C. Fahey, Ph.D.....................  Research Professor of Chemistry and Biochemistry,
                                            University of California, San Diego
Donald M. Gray, Ph.D......................  Professor, Department of Molecular and Cell Biology,
                                            University of Texas at Dallas
Kendall N. Houk, Ph.D.....................  Professor, Department of Chemistry and Biochemistry,
                                            University of California, Los Angeles
Michael N. G. James, Ph.D.................  Professor of Biochemistry, University of Alberta
Andrew S. Kende, Ph.D.....................  C.F. Houghton Professor of Chemistry at the University
                                            of Rochester
Sidney Pestka, M.D........................  Chairman & Professor, Department of Molecular Genetics
                                            and Microbiology and Professor of Medicine, University
                                              of Medicine and Dentistry of New Jersey, Robert Wood
                                              Johnson Medical School
John A. Pople, Ph.D.......................  Trustee's Professor of Chemistry at Northwestern
                                            University and 1998 Nobel Prize Laureate in Chemistry
Jeffrey Schlom, Ph.D......................  Chief, Laboratory of Tumor Immunology and Biology,
                                            Division of Cancer Biology and Diagnosis, National
                                              Cancer Institute, National Institutes of Health
David A. Scheinberg, M.D., Ph.D...........  Chief, Leukemia Service; Head, Hematopoietic Cancer
                                              Immunochemistry Laboratory, Memorial Sloan-Kettering
                                              Cancer Center
Gary Strobel, Ph.D........................  Professor, Montana State University
David Woo, Ph.D...........................  Adjunct Associate Professor of Medicine, University of
                                            California, Los Angeles
Ari Zimran, M.D...........................  Director, Gaucher Clinic, Shaare-Zedek Medical Center

COMPLIANCE WITH SECTION 16(a) OF SECURITIES EXCHANGE ACT OF 1934

     Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who beneficially own more than ten percent of our common stock to file with the Securities and Exchange Commission initial reports of beneficial ownership on Form 3 and reports of changes in beneficial ownership on Form 4 and Form 5. Executive officers, directors, and ten percent shareholders are required to furnish us with copies of such forms. Based solely on a review of such forms furnished to us and written representations from certain reporting persons, we believe that during the fiscal year ended December 31, 2000, our executive officers, directors, and ten percent shareholders complied with all applicable Section 16(a) filing requirements.

ITEM 11. EXECUTIVE COMPENSATION.

     The following table sets forth the aggregate compensation paid or accrued by us for services rendered during the last three fiscal years to Dr. Arthur P. Bollon, currently our Vice Chairman, Dr. Dorit Arad, our Executive Vice President of Drug Design and Daniel M. Shusterman our Vice President of Administration and General Counsel. Under the Securities Act, we are required to disclose the same information for our four most highly compensated executive officers, in addition to our Chief Executive Officer, whose annual compensation exceeded $100,000 for the fiscal year ended December 31, 2000. Only three of our executive officers' compensation exceeded $100,000 for the fiscal year ended December 31, 2000.

                           SUMMARY COMPENSATION TABLE

                                                                                       LONG-TERM
                                                      ANNUAL COMPENSATION            COMPENSATION
                                               ----------------------------------       AWARDS
                                                                     ALL OTHER      ---------------
NAME AND PRINCIPAL POSITION             YEAR    SALARY    BONUS   COMPENSATION(1)   STOCK OPTIONS #
- ---------------------------             ----   --------   -----   ---------------   ---------------
Arthur P. Bollon, Ph.D................  2000   $220,769    --         $6,000             75,000
  Formerly Chief Executive Officer and  1999   $205,988    --         $6,000             25,000
  President, currently Vice Chairman    1998   $186,230    --         $6,000            100,000
Dorit Arad, Ph.D......................  2000   $130,384    --         $1,615             15,000
  Executive Vice President of           1999   $101,923    --             --            125,000
  Drug Design                           1998         --    --             --                 --
Daniel M. Shusterman, J.D.............  2000   $110,038    --         $6,000             10,000
  Vice President, Administration and    1999   $ 90,865    --         $6,000             15,000
  General Counsel                       1998   $ 87,533    --         $1,615             25,000

- ---------------

(1) Consisting of car allowances.

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL ARRANGEMENTS

     Ronald Lane Goode, Ph.D. entered into an employment agreement with the Company on March 21, 2001, whereby Dr. Goode agreed to serve as the Company's President and Chief Executive Officer until March 20, 2004. The employment agreement provides for the payment to Dr. Goode of a base salary of $350,000 per year with an annual bonus payment of up to 60% of Dr. Goode's base salary, as determined by the Board's discretion. In addition, the Company granted to Dr. Goode an option to purchase up to 400,000 shares of the Company's common stock at an exercise price of $3.25 per share.

     Arthur P. Bollon, Ph.D. is employed by us under an employment agreement extended through November 6, 2003. The employment agreement provides for the payment to Dr. Bollon of a base salary of $250,000 per year. In addition, in the event Dr. Bollon is terminated without just cause or due to a disability, the employment agreement provides that Dr. Bollon shall receive severance payments of equal monthly installments at the base rate until expiration of the term.

     Each of our executive officers and principal scientists has entered into confidentiality and patent assignment agreements with Cytoclonal Pharmaceutics Inc.

STOCK OPTIONS

  1992 Plan

     In October 1992, our Board of Directors adopted the Cytoclonal Pharmaceutics Inc. 1992 Stock Option Plan. The 1992 Plan provides for the grant of incentive stock options intended to qualify as such under Section 422 of the Internal Revenue Code of 1986, as amended, and nonstatutory stock options that do not so qualify. Under the 1992 Plan, as amended, 520,000 shares of our common stock were reserved for issuance to our officers, employees, consultants and advisors. As of March 23, 2001, options to purchase 239,000 shares of our common stock have been exercised, no shares are available for future grant and options to purchase 281,000 shares of common stock remain outstanding under the 1992 Plan. The exercise prices of options granted under such plan range from $1.65 to $5.00 per share.

  1996 Plan

     In April 1996, our Board of Directors adopted the Cytoclonal Pharmaceutics Inc. 1996 Stock Option Plan. Under the 1996 Plan, 750,000 shares of our common stock have been reserved for issuance to our officers, directors, employees, consultants and advisors. The 1996 Plan provides for the grant of incentive stock options intended to qualify as such under Section 422 of the Internal Revenue Code of 1986, as amended, and nonstatutory stock options that do not so qualify. In October 1998, stockholders approved an amendment to the 1996 Plan to increase the number of stock options available for grant under the plan from 750,000 to 1,500,000. As of March 23, 2001, options to purchase 37,400 shares of our common stock have been exercised, no options are available for future grant and options to purchase 1,462,600 shares of our common stock remain outstanding. The exercise prices of such options granted so far range from $2.25 to $8.375 per share. All such options are 40% exercisable after six months of continuous employment from the date of grant and increase by 20% increments on each of the first three anniversaries of the date of grant.

  2000 Plan

     In January 2000, our Board of Directors adopted the Cytoclonal Pharmaceutics Inc. 2000 Stock Option Plan, subject to approval of the Plan by a majority of our shareholders. Under the 2000 Plan, 1,500,000 shares of our common stock will be reserved for issuance to our officers, directors, employees, consultants and advisors. The 2000 Plan will provide for the grant of incentive options intended to qualify as such under Section 422 of the Internal Revenue Code of 1986, as amended, and nonstatutory stock options that do not so qualify. As of December 31, 2000 options to purchase 337,000 shares of our common stock have been granted and 1,163,000 shares were available for future grants. The exercises prices of options granted under such plan range from $6.75 to $9.875.

     Our stock option plans are administered by the Compensation Committee of our Board of Directors. Subject to the limitations set forth in the plans, the Compensation Committee has the authority to determine to whom options will be granted, the term and vesting schedule of options and the exercise price. The maximum term of each incentive stock option granted under the plans is ten years. The exercise price of options qualifying as "incentive stock options" may not be less than the fair market value of our common stock on the date of the grant. The exercise price of incentive stock options granted to any participant who owns more than 10% of the total combined voting power of all classes of our outstanding stock must be not less than 110% of the fair market value on the date of grant, and incentive stock options granted to such participants must also expire within five years from the date of grant. Under the 1992 Plan, the exercise price of options is payable in cash or, at the discretion of the Board, in our common stock or a combination of cash and common stock. Under the 1996 Plan, the exercise price of options is payable in cash or such other means that the Board determines are consistent with such Plan and with applicable laws and regulations. Under the 2000 Plan, the exercise price of options is payable in cash.

     The following table sets forth certain information with respect to options granted during the year ended December 31, 2000 to our executive officers whose 2000 annual compensation exceeded $100,000.

                       OPTION GRANTS IN FISCAL YEAR 2000

                                                      INDIVIDUAL GRANTS
                                          ------------------------------------------
                                                          % OF TOTAL
                                                           OPTIONS
                                                          GRANTED TO     EXERCISE OF
                                            OPTIONS      EMPLOYEES IN    BASE PRICE
NAME                                      GRANTED (#)   FISCAL YEAR(1)     ($/SH)      EXPIRATION DATE
- ----                                      -----------   --------------   -----------   ----------------
Arthur P. Bollon, Ph.D..................    75,000            5%            7.438      January 14, 2010
  Formerly Chief Executive Officer and
  President, Currently Vice Chairman
Dorit Arad, Ph.D........................    15,000            3%            7.438      January 14, 2010
  Executive Vice President Of Drug
  Design
Daniel M. Shusterman, J.D...............    10,000            2%            7.438      January 14, 2010
  Vice President, Administration and
  General Counsel

- ---------------

(1) Excludes grants to non-employee directors and consultants.

     The following table sets forth certain information with respect to each exercise of stock options during the fiscal year ended December 31, 2000 by our executive officers whose 2000 annual compensation exceeded $100,000 and the number and value of unexercised options held by each of them as of December 31, 2000:

AGGREGATED OPTION EXERCISES IN FISCAL YEAR 2000 AND FISCAL 2000 YEAR END OPTION
                                     VALUES

                                                              NUMBER OF SECURITIES          VALUE OF UNEXERCISED
                                 SHARES                      UNDERLYING UNEXERCISED         IN-THE-MONEY OPTIONS
                              ACQUIRED ON       VALUE         OPTIONS AT FY-END (#)            AT FY-END (#)
NAME                          EXERCISE (#)   REALIZED ($)   EXERCISABLE/UNEXERCISABLE   EXERCISABLE/UNEXERCISABLE(1)
- ----                          ------------   ------------   -------------------------   ----------------------------
Arthur P. Bollon, Ph.D......       0              0              540,000/105,000            $3,982,500/$774,375
Dorit Arad, Ph.D............       0              0                75,000/15,000              $553,125/$479,375
Daniel M. Shusterman,
  J.D.......................       0              0                84,000/26,000              $619,500/$191,750

- ---------------

(1) Based on the fair market value of the Company's Common Stock on December 31, 2000 as quoted on the Nasdaq SmallCap Market.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     Generally, under the Securities Exchange Act of 1934, a person is deemed to "beneficially own" securities which that person has the right to acquire within 60 days. The following table sets forth certain information regarding the beneficial ownership of our capital stock as of March 27, 2001, by each person deemed to be the beneficial owner of more than 5% of any class of our capital stock, each of our directors and all directors and executive officers as a group, without naming them. Except as otherwise indicated, each of the persons named has sole voting and investment power with respect to the shares shown below.

                                                COMMON STOCK             SERIES A PREFERRED STOCK
                                            ---------------------   ----------------------------------
                                            AMOUNT AND              AMOUNT AND
                                            NATURE OF               NATURE OF               PERCENT OF
                                            BENEFICIAL   PERCENT    BENEFICIAL   PERCENT    ALL VOTING
NAME AND ADDRESS                            OWNERSHIP    OF CLASS   OWNERSHIP    OF CLASS   SECURITIES
OF BENEFICIAL OWNER(1)                         (2)         (2)         (3)         (3)         (4)
- ----------------------                      ----------   --------   ----------   --------   ----------
Roan/Meyers Associates, L.P.(5)...........  1,590,549      9.7%       29,282       3.7%        9.5%
Bruce Meyers(6)...........................  1,509,020      9.3%       29,282       3.7%        9.0%
Arthur P. Bollon, Ph.D.(7)................    769,900      4.6%           --        --         4.3%
Robert J. Easton(8).......................     25,000        *            --        --           *
Gary E. Frashier(9).......................     98,500        *            --        --           *
Ira J. Gelb, M.D.(10).....................    162,500        1%           --        --           *
Irwin C. Gerson(11).......................    158,500        1%           --        --           *
Ronald L. Goode, Ph.D.(12)................    200,000      1.2%           --        --         1.1%
Walter M. Lovenberg, Ph.D.(13)............    161,000        1%           --        --           *
Directors and executive officers as a
  group (11 persons)(14)..................  1,792,900       10%           --        --         9.6%

- ---------------

  *  Less than 1%

     Except as otherwise indicated, each of the persons named has sole voting and investment power with respect to the shares shown below.

 (1) Except as otherwise indicated, the address of each beneficial owner is c/o the Company, 9000 Harry Hines Boulevard, Suite 621, Dallas, Texas 75235.

 (2) Calculated on the basis of 16,150,773 shares of Common Stock outstanding except that shares of Common Stock underlying options or warrants exercisable within 60 days of the date hereof are deemed to be outstanding for purposes of calculating the beneficial ownership of securities of the holder of such options or warrants. This calculation excludes shares of Common Stock issuable upon the conversion of Series A Preferred Stock.

 (3) Calculated on the basis of 786,112 shares of Series A Preferred Stock outstanding.

 (4) Calculated on the basis of an aggregate of 16,936,885 shares of Common Stock and Series A Preferred Stock outstanding except that shares of Common Stock underlying options and warrants exercisable within 60 days of the date hereof are deemed to be outstanding for purposes of calculating beneficial ownership of securities of the holder of such options or warrants. This calculation excludes shares of Common Stock issuable upon the conversion of Series A Preferred Stock.

 (5) The address for Roan/Meyers Associates, L.P. ("RMA") (formerly, Janssen-Meyers Associates, L.P.) is 17 State Street, New York, New York 10004. Mr. Bruce Meyers is a 100% stockholder and the sole officer and director of the corporate general partner of RMA. Includes (i) 81,529 shares of Common Stock issuable upon the exercise of a Unit Purchase Option and underlying Class E Warrants granted to RMA for placement agent services in connection with the Company's April 1998 private placement (the "April 1998 Private Placement") and (ii) the aggregate amount of shares of Common Stock and Series A Preferred Stock beneficially owned by Mr. Meyers. See
     (6) below.

 (6) Mr. Meyers' address is c/o RMA referenced in note (5) above. Consists of
     (i) 1,444,470 shares of Common Stock, (ii) 33,987 shares of Common Stock issuable upon the exercise of a currently exercisable Unit Purchase Option and underlying Class E Warrants granted to RMA for placement agent services in connection with the April 1998 Private Placement, (ii) 1,510 shares of Common Stock issuable upon the exercise of 377.5 Unit Purchase Options and underlying C and D Warrants originally granted to RMA for underwriting services in connection with the IPO, (iii) 30,563 shares of Common Stock issuable upon the exercise of currently exercisable Class E Warrants, (iv) 35,800 shares of Common Stock held by The Meyers Foundation of which Mr. Meyers has voting control. Does not include 29,282 shares of Common Stock issuable upon the conversion of 29,282 shares of Series A Preferred Stock. See note (5) above.

 (7) Ownership consists of 167,400 shares of Common Stock and options to purchase 602,500 shares of Common Stock which are currently exercisable or exercisable within 60 days of the date hereof. Does not include options to purchase 67,500 shares of Common Stock not exercisable within 60 days of the date hereof.

 (8) Ownership consists of options to purchase 25,000 shares of Common Stock currently exercisable or exercisable within 60 days of the date hereof. Does not include options to purchase 50,000 shares of Common Stock not exercisable within 60 days of the date hereof.

 (9) Ownership consists of options to purchase 98,500 shares of Common Stock currently exercisable or exercisable within 60 days of the date hereof. Does not include options to purchase 121,500 shares of Common Stock not exercisable within 60 days of the date hereof.

(10) Ownership consists of options to purchase 162,500 shares of Common Stock which are currently exercisable or exercisable within 60 days of the date hereof. Does not include options to purchase 16,500 shares of Common Stock not exercisable within 60 days of the date hereof.

(11) Ownership consists of options to purchase 158,500 shares of Common Stock which are currently exercisable or exercisable within 60 days of the date hereof. Does not include options to purchase 16,500 shares of Common Stock not exercisable within 60 days of the date hereof.

(12) Ownership consists of options to purchase 200,000 shares of Common Stock which are currently exercisable or exercisable within 60 days of the date hereof. Does not include options to purchase 200,000 shares of Common Stock which are not currently exercisable within 60 days of the date hereof.

(13) Ownership consists of 2,500 shares of Common Stock, options to purchase 158,500 shares of Common Stock which are currently exercisable or exercisable within 60 days of the date hereof. Does not include options to purchase 16,500 shares of Common Stock not exercisable within 60 days of the date hereof.

(14) Ownership consists of 200,900 shares of Common Stock and options to purchase an aggregate of 1,592,000 shares of Common Stock which are currently exercisable or exercisable within 60 days of the date hereof. Does not include options to purchase 923,000 shares of Common Stock not exercisable within 60 days of the date hereof.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Roan/Meyers Associates, L.P. (formerly Janssen-Meyers Associates, L.P.) acted as the placement agent of our 1998 private placement. In consideration for its services rendered, they received fees of $563,368, a non-accountable expense allowance of $169,010, an accountable out-of-pocket expense allowance of $13,658, and legal and blue-sky fees of $48,610. We also granted Roan/Meyers warrants, exercisable for a five-year period commencing April 2, 1998, to purchase 134,199 shares of our common stock and class E warrants to purchase 67,101 shares of our common stock.

     In 2000 Roan/Meyers Associates, L.P. received $339,000 in reimburseable expenses related to the redemption of our Class C and D warrants. In addition, the Company paid solicitation fees of approximately $1,921,000 which was charged to additional paid-in-capital in connection with the redemption of the Class C and D warrants.

     In December 2000, we entered in to an agreement with Easton Associates L.L.C., a company founded by our director Robert J. Easton, for strategy and market planning services at an annual fee of $125,000.

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON FORM 8-K.

     (a)(1) Independent Auditors' Report

     Balance Sheets as of December 31, 2000 and 1999

     Statements of Operations for the years ended December 31, 2000, 1999 and
     1998

     Statements of Changes in Stockholders' Equity for years ended December 31, 2000, 1999 and 1998

     Statements of Cash Flows for the years ended December 31, 2000, 1999, and 1998

     Notes to Financial Statements

     (2) Financial Statement Schedules

     All schedules have been omitted because the required information is included in the financial statements or notes thereto or because they are not required.

     (3) Exhibits

          3.1            -- Certificate of Incorporation, as amended(l)
          3.2            -- By-laws(l)
          4.1            -- Specimen certificates representing Class C Warrants,
                            Class D Warrants and Common Stock(l)
          4.3            -- Form of Unit Purchase Option in connection with the
                            Company's Initial Public Offering(l)
          4.4            -- Warrant Certificate issued to the Washington State
                            University Research Foundation(4)
         10.1            -- Employment Agreement dated March 1, 1992 between the
                            Company and Arthur P. Bollon, Ph.D, as amended(1)
         10.2            -- Employment Agreement effective November 7, 1995 between the Company and Daniel Shusterman, as amended(l)
         10.3            -- 1992 Stock Option Plan, as amended(l)
         10.4            -- Form of Stock Option Agreement(l)
         10.5            -- Lease Agreement dated September 1, 1993 between the
                            Company and Mutual Benefit Life Insurance Company In
                            Rehabilitation(l)
         10.6            -- Lease Agreement dated October 1, 1991 between the Company and J.K. and Susie Wadley Research Institute and Blood
                            Bank, as amended(l)
         10.7            -- Purchase Agreement dated October 10, 1991 between the
                            Company and Wadley Technologies, Inc. ("Wadley")(1)
         10.8            -- Security Agreement dated October 10, 1991 between the
                            Company and Wadley(l)
         10.9            -- License Agreement dated March 15, 1989 between the
                            Company and Phillips Petroleum Company, as amended(l)
         10.10           -- License Agreement dated June 10, 1993 between the Company and Research & Development Institute, Inc. ("RDI"), as
                            amended, relating to the Paclitaxel Fermentation
                            Production System(l)
         10.11           -- Research and Development Agreement effective June 10,
                            1993 between the Company and RDI, as amended(l)
         10.12           -- License Agreement dated February 22, 1995 between the
                            Company and RDI, as amended, relating to FTS-2(l)

         10.13           -- Research, Development and License Agreement dated March
                            26, 1992 between the Company and Enzon, Inc. ("Enzon"),
                            as amended(l)
         10.14           -- Research, Development and License Agreement dated July
                            13, 1992 between the Company and Enzon relating to the
                            Company's tumor necrosis factor technology(l)
         10.15           -- Agreement effective June 30, 1992 between the Company and
                            University of Texas at Dallas ("UTD"), as amended(l)
         10.16           -- Research Agreement effective April 8, 1994 between the
                            Company and Sloan-Kettering Institute for Cancer
                            Research(l)
         10.17           -- Joint Venture Agreement dated September 17, 1992 between the Company and Pestka Biomedical Laboratories, Inc.
                            ("Pestka")(1)
         10.18           -- Stock Purchase Agreement dated September 17, 1992 between the Company and Pestka(l)
         10.19           -- License Agreement dated September 17, 1992 between
                            Cytomune, Inc. and Pestka(l)
         10.20           -- Research and Development Agreement dated September 17,
                            1992 between Cytomune, Inc. and Pestka(l)
         10.21           -- Marketing Agreement dated as of November 1, 1994 between
                            Helm AG and the Company(l)
         10.22           -- Extension Agreement with RDI dated June 5, 1995(l)
         10.23           -- Third Amendment to Lease Agreement dated April 30,
                            1995(l)
         10.24           -- Form of Subordinated Note Extension(l)
         10.25           -- Form of Note Extension(l)
         10.26           -- September 25, 1995 RDI Extension(l)
         10.27           -- October 25, 1995 RDI Extension(1)
         10.28           -- Amendment to License Agreement dated June 10, 1993, as
                            amended, and Research and Development Agreement effective
                            June 10, 1993, as amended, both agreements between the
                            Company and RDI(2)
         10.29           -- License Agreement No. W960206 effective February 27, 1996 between the Company and The Regents of the University of
                            California(2)
         10.30           -- License Agreement No. W960207 effective February 27, 1996 between the Company and The Regents of the University of
                            California(2)
         10.31           -- License Agreement with the Washington State University, dated July 2, 1996(3)*
         10.32           -- Amendment to Agreement, effective June 30, 1992, as
                            amended, between the Company and the University of Texas
                            at Dallas(3)
         10.33           -- 1996 Stock Option Plan and Amendment No. 1 thereto(7)
         10.34           -- Patent License Agreement, dated August 4, 1998, between
                            The Regents of the University of California and the
                            Company for Peptide Anti-estrogen for Breast Cancer
                            Therapy(5)*
         10.35           -- Master License Agreement, dated as of June 12, 1998,
                            between the Company and Bristol-Myers Squibb Company(6)*
         10.36           -- Sublicense Agreement, dated May 27, 1998, between the
                            Company and Bristol-Myers Squibb under The Research &
                            Development Institute, Inc. License Agreement, as
                            amended, dated June 10, 1998(6)*

         10.37           -- Sublicense Agreement, dated May 19, 1998, between the
                            Company and Bristol-Myers Squibb Company under the
                            Washington State University Research Foundation License
                            Agreement, dated June 8, 1996(6)*
         10.38           -- Amended and Restated License Agreement, dated June 3,
                            1998, between the Washington State University Research
                            Foundation and the Company(6)*
         10.39           -- Amendment, dated May 27, 1998, to the License Agreement, dated June 10, 1993, between The Research and Development
                            Institute, Inc. and the Company(6)*
         10.40           -- 2000 Stock Option Plan
         10.41           -- Employment Agreement dated March 21, 2001, between the
                            Company and Ronald Lane Goode, Ph.D.
         21              -- List of Subsidiaries -- None
         23              -- Consent of Independent Auditors

     (4) Reports on Form 8-K

     No reports on Form 8-K were filed during the last quarter of the fiscal year ended December 31, 2000.
- ---------------

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

                                            CYTOCLONAL PHARMACEUTICS INC.

                                            By:/s/ RONALD LANE GOODE, PH.D.
                                              ----------------------------------
                                                   Ronald Lane Goode, Ph.D.
                                                President and Chief Executive
                                                            Officer

Dated: March 30, 2001

     In accordance with the Exchange Act, this report has been signed below by the following on behalf of the registrant and in capacities and on the dates indicated.

                      SIGNATURE                                   CAPACITY                   DATE
                      ---------                                   --------                   ----
                /s/ GARY E. FRASHIER                   Chairman                         March 30, 2001
- -----------------------------------------------------
                  Gary E. Frashier

            /s/ RONALD LANE GOODE, PH.D.               President & Chief Executive      March 30, 2001
- -----------------------------------------------------    Officer
              Ronald Lane Goode, Ph.D.

             /s/ ARTHUR P. BOLLON, PH.D.               Vice Chairman                    March 30, 2001
- -----------------------------------------------------
               Arthur P. Bollon, Ph.D.

              /s/ JOAN H. GILLETT, CPA                 Vice President, Controller and   March 30, 2001
- -----------------------------------------------------    Chief Accounting Officer
                Joan H. Gillett, CPA

                /s/ ROBERT J. EASTON                   Director                         March 30, 2001
- -----------------------------------------------------
                  Robert J. Easton

                   /s/ IRA J. GELB                     Director                         March 30, 2001
- -----------------------------------------------------
                     Ira J. Gelb

                 /s/ IRWIN C. GERSON                   Director                         March 30, 2001
- -----------------------------------------------------
                   Irwin C. Gerson

               /s/ WALTER M. LOVENBERG                 Director                         March 30, 2001
- -----------------------------------------------------
                 Walter M. Lovenberg

                         CYTOCLONAL PHARMACEUTICS INC.

                                    CONTENTS

                                                              PAGE
                                                              ----
FINANCIAL STATEMENTS
  Independent auditors' report..............................  F-2
  Balance sheets as of December 31, 2000 and 1999...........  F-3
  Statements of operations for the years ended December 31,
     2000, 1999 and 1998....................................  F-4
  Statement of changes in stockholders' equity for the years ended December 31, 2000, 1999 and 1998.................  F-5
  Statements of cash flows for the years ended December 31,
     2000, 1999 and 1998....................................  F-6
  Notes to financial statements.............................  F-7

                          INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders
Cytoclonal Pharmaceutics Inc.
Dallas, Texas

     We have audited the accompanying balance sheets of Cytoclonal Pharmaceutics Inc. as of December 31, 2000 and 1999, and the related statements of operations, changes in stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements enumerated above present fairly, in all material respects, the financial position of Cytoclonal Pharmaceutics Inc. as of December 31, 2000 and 1999, and results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

     As discussed in Note B[9] to the financial statements, the Company changed its method of revenue recognition in 1999.

Richard A. Eisner & Company, LLP

New York, New York
March 2, 2001

                         CYTOCLONAL PHARMACEUTICS INC.

                                 BALANCE SHEETS

                                                                     DECEMBER 31,
                                                              ---------------------------
                                                                  2000           1999
                                                              ------------   ------------
                                         ASSETS

Current assets:
  Cash equivalents..........................................  $ 35,408,000   $  3,213,000
  Prepaid expenses and other current assets.................       495,000        135,000
                                                              ------------   ------------
          Total current assets..............................    35,903,000      3,348,000
Equipment, net..............................................       512,000        285,000
Patent rights, less accumulated amortization of $764,000 and
  $654,000..................................................       670,000        780,000
Notes receivable -- officer/stockholder.....................       278,000         74,000
Other assets................................................        15,000          4,000
                                                              ------------   ------------
                                                              $ 37,378,000   $  4,491,000
                                                              ============   ============

                                       LIABILITIES

Current liabilities:
  Accounts payable and accrued expenses.....................  $    633,000   $    682,000
  Taxes payable.............................................        95,000
  Deferred revenue..........................................                      207,000
  Current portion of royalties payable......................       125,000        135,000
                                                              ------------   ------------
          Total current liabilities.........................       853,000      1,024,000
Royalties payable, less current portion.....................       750,000        875,000
                                                              ------------   ------------
                                                                 1,603,000      1,899,000
                                                              ------------   ------------
Commitments and other matters (Note I)
STOCKHOLDERS' EQUITY (Note G)
Preferred stock -- $.01 par value, 10,000,000 shares
  authorized; 718,353 and 728,903 shares of Series A
  convertible preferred issued and outstanding (liquidation
  value $1,796,000 and $1,822,000)..........................         7,000          7,000
Common stock -- $.01 par value, 30,000,000 shares
  authorized; 16,146,730 and 10,377,453 shares issued.......       162,000        104,000
Additional paid-in capital..................................    67,083,000     24,670,000
Subscriptions receivable....................................       (51,000)
Unearned compensation.......................................       (70,000)
Accumulated deficit.........................................   (29,354,000)   (22,189,000)
Treasury stock, 260,600 shares of common stock, at cost.....    (2,002,000)
                                                              ------------   ------------
                                                                35,775,000      2,592,000
                                                              ------------   ------------
                                                              $ 37,378,000   $  4,491,000
                                                              ============   ============

                       See notes to financial statements

                         CYTOCLONAL PHARMACEUTICS INC.

                            STATEMENTS OF OPERATIONS

                                                                YEAR ENDED DECEMBER 31,
                                                        ---------------------------------------
                                                           2000          1999          1998
                                                        -----------   -----------   -----------
Revenue:
  License and research fees...........................  $   865,000   $ 1,375,000   $ 1,183,000
                                                        -----------   -----------   -----------
Operating expenses:
  Research and development............................    3,681,000     2,332,000     1,692,000
  General and administrative..........................    5,788,000     3,194,000     2,500,000
                                                        -----------   -----------   -----------
                                                          9,469,000     5,526,000     4,192,000
                                                        -----------   -----------   -----------
Other (income) expenses:
  Interest income.....................................   (1,543,000)     (222,000)     (286,000)
  Interest expense....................................        9,000         6,000         5,000
                                                        -----------   -----------   -----------
                                                         (1,534,000)     (216,000)     (281,000)
                                                        -----------   -----------   -----------
Loss before items shown below.........................   (7,070,000)   (3,935,000)   (2,728,000)
Provision for taxes...................................      (95,000)
                                                        -----------   -----------   -----------
Loss before cumulative effect of a change in
  accounting principle................................   (7,165,000)   (3,935,000)   (2,728,000)
Cumulative effect on prior years of changing method of
  revenue recognition (Note B[9]).....................                   (422,000)
                                                        -----------   -----------   -----------
NET LOSS..............................................   (7,165,000)   (4,357,000)   (2,728,000)
Preferred stock dividend..............................     (180,000)     (182,000)     (187,000)
                                                        -----------   -----------   -----------
NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS..........  $(7,345,000)  $(4,539,000)  $(2,915,000)
                                                        ===========   ===========   ===========
Basic and diluted loss per common share:
  Loss before cumulative effect of a change in
     accounting principle.............................  $      (.51)  $      (.40)  $      (.30)
  Cumulative effect on prior years of changing method
     of revenue recognition...........................                       (.04)
                                                        -----------   -----------   -----------
  Net loss............................................  $      (.51)  $      (.44)  $      (.30)
                                                        ===========   ===========   ===========
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING -- BASIC
  AND DILUTED.........................................   14,452,000    10,333,000     9,742,000
                                                        ===========   ===========   ===========

                       See notes to financial statements

                         CYTOCLONAL PHARMACEUTICS INC.

             STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (NOTE G)

                                    CONVERTIBLE
                                  PREFERRED STOCK         COMMON STOCK        ADDITIONAL
                                 ------------------   ---------------------     PAID IN     SUBSCRIPTIONS     UNEARNED
                                  SHARES    AMOUNT      SHARES      AMOUNT      CAPITAL      RECEIVABLE     COMPENSATION
                                 --------   -------   ----------   --------   -----------   -------------   ------------
BALANCE -- DECEMBER 31, 1997...   934,563   $9,000     8,793,998   $ 88,000   $16,130,000
Preferred dividend (stock).....    94,680    1,000                                 (1,000)
Preferred stock converted to
  common stock.................  (282,379)  (3,000)      282,379      3,000
Exercise of warrants...........                          389,241      4,000     2,495,000
Exercise of options............                           73,200      1,000       130,000
Value assigned to options
  issued for professional
  services.....................                                                   197,000
Private placement..............                          671,026      6,000     4,831,000
Other..........................                                                     3,000
Net loss for the year..........
                                 --------   -------   ----------   --------   -----------     --------        --------
BALANCE -- DECEMBER 31, 1998...   746,864    7,000    10,209,844    102,000    23,785,000
Preferred dividend (stock).....    74,648    1,000                                 (1,000)
Preferred stock converted to
  common stock.................   (92,609)  (1,000)       92,609      1,000
Exercise of warrants...........                           15,000                   59,000
Exercise of options............                            7,000                   25,000
Value assigned to options
  issued for professional
  services.....................                                                   412,000
Shares exchanged for
  technology...................                           25,000                  184,000
Issuance of compensatory
  stock........................                           28,000      1,000       206,000
Net loss for the year..........
                                 --------   -------   ----------   --------   -----------     --------        --------
BALANCE -- DECEMBER 31, 1999...   728,903    7,000    10,377,453    104,000    24,670,000
Preferred dividend (stock).....    72,856    1,000                                 (1,000)
Preferred stock converted to
  common stock.................   (83,406)  (1,000)       83,406      1,000
Exercise of warrants, net of
  related expenses of
  $1,999,000...................                        5,519,111     55,000    39,313,000     $(51,000)
Exercise of options and
  units........................                          166,760      2,000       605,000
Value assigned to warrants and
  options issued for
  professional services........                                                 2,360,000
Compensation related to grant
  of options to employees......                                                   130,000                     $(70,000)
Purchase of Treasury stock.....
Proceeds from sale of Treasury
  stock........................                                                     6,000
Net loss for the year..........
                                 --------   -------   ----------   --------   -----------     --------        --------
BALANCE -- DECEMBER 31, 2000...   718,353   $7,000    16,146,730   $162,000   $67,083,000     $(51,000)       $(70,000)
                                 ========   =======   ==========   ========   ===========     ========        ========


                                                   TREASURY STOCK
                                 ACCUMULATED    ---------------------
                                   DEFICIT      SHARES      AMOUNT         TOTAL
                                 ------------   -------   -----------   -----------
BALANCE -- DECEMBER 31, 1997...  $(15,104,000)                          $ 1,123,000
Preferred dividend (stock).....                                                   0
Preferred stock converted to
  common stock.................                                                   0
Exercise of warrants...........                                           2,499,000
Exercise of options............                                             131,000
Value assigned to options
  issued for professional
  services.....................                                             197,000
Private placement..............                                           4,837,000
Other..........................                                               3,000
Net loss for the year..........   (2,728,000)                            (2,728,000)
                                 ------------   -------   -----------   -----------
BALANCE -- DECEMBER 31, 1998...  (17,832,000)                             6,062,000
Preferred dividend (stock).....                                                   0
Preferred stock converted to
  common stock.................                                                   0
Exercise of warrants...........                                              59,000
Exercise of options............                                              25,000
Value assigned to options
  issued for professional
  services.....................                                             412,000
Shares exchanged for
  technology...................                                             184,000
Issuance of compensatory
  stock........................                                             207,000
Net loss for the year..........   (4,357,000)                            (4,357,000)
                                 ------------   -------   -----------   -----------
BALANCE -- DECEMBER 31, 1999...  (22,189,000)                             2,592,000
Preferred dividend (stock).....                                                   0
Preferred stock converted to
  common stock.................                                                   0
Exercise of warrants, net of
  related expenses of
  $1,999,000...................                                          39,317,000
Exercise of options and
  units........................                                             607,000
Value assigned to warrants and
  options issued for
  professional services........                                           2,360,000
Compensation related to grant
  of options to employees......                                              60,000
Purchase of Treasury stock.....                 263,600   $(2,023,000)   (2,023,000)
Proceeds from sale of Treasury
  stock........................                  (3,000)       21,000        27,000
Net loss for the year..........   (7,165,000)                            (7,165,000)
                                 ------------   -------   -----------   -----------
BALANCE -- DECEMBER 31, 2000...  $(29,354,000)  260,600   $(2,002,000)  $35,775,000
                                 ============   =======   ===========   ===========

                       See notes to financial statements

                         CYTOCLONAL PHARMACEUTICS INC.

                            STATEMENTS OF CASH FLOWS

                                                                YEAR ENDED DECEMBER 31,
                                                        ---------------------------------------
                                                           2000          1999          1998
                                                        -----------   -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss..............................................  $(7,165,000)  $(4,357,000)  $(2,728,000)
Adjustments to reconcile net loss to net cash used in
  operating activities:
  Depreciation and amortization.......................      290,000       200,000       131,000
  Value assigned to warrants, options and compensatory
     stock............................................    2,420,000       619,000       197,000
  Changes in:
     Prepaid expenses and other current assets........     (371,000)      (50,000)      (50,000)
     Tax payable......................................       95,000
     Deferred revenue.................................     (207,000)      140,000        67,000
     Accounts payable and accrued expenses............      (49,000)      221,000        29,000
                                                        -----------   -----------   -----------
          Net cash used in operating activities.......   (4,987,000)   (3,227,000)   (2,354,000)
                                                        -----------   -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
Notes receivable -- officer/shareholder...............     (204,000)      (74,000)
Purchase of equipment.................................     (407,000)     (250,000)      (76,000)
                                                        -----------   -----------   -----------
          Net cash used in investing activities.......     (611,000)     (324,000)      (76,000)
                                                        -----------   -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock through exercise of
  options and warrants................................   39,924,000        84,000     2,630,000
Net proceeds from private placement of common stock...                                4,837,000
Payment of royalty liability..........................     (135,000)     (146,000)      (63,000)
Other.................................................                                    3,000
Purchase of treasury stock............................   (2,023,000)
Proceeds from sale of treasury stock..................       27,000
                                                        -----------   -----------   -----------
          Net cash provided by (used in) financing
            activities................................   37,793,000       (62,000)    7,407,000
                                                        -----------   -----------   -----------
NET INCREASE (DECREASE) IN CASH EQUIVALENTS...........   32,195,000    (3,613,000)    4,977,000
Cash equivalents at beginning of year.................    3,213,000     6,826,000     1,849,000
                                                        -----------   -----------   -----------
CASH EQUIVALENTS AT END OF YEAR.......................  $35,408,000   $ 3,213,000   $ 6,826,000
                                                        ===========   ===========   ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest................................  $     8,000   $     6,000   $     5,000
Noncash investing activities:
  Common stock issued for technology..................                $   184,000

                       See notes to financial statements

                         CYTOCLONAL PHARMACEUTICS INC.

                         NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999

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

NOTE B -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  [1] Equipment:

     Equipment is stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets which range from three to seven years. Leasehold improvements are amortized over the lesser of the economic useful life of the improvement or term of the lease whichever is shorter.

  [2] Patent rights and costs:

     Purchased patents, which were acquired in October 1991, are stated at cost and are being amortized using the straight-line method over the 17 year life of the patents and charged to research and development expense (see Note C). Patents and technology acquired during 1999 are being amortized over an estimated useful life of 5 years (see Note I[2]).

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

  [4] Loss per common share:

     Basic and diluted loss per common share is based on the net loss increased by dividends on preferred stock divided by the weighted average number of common shares outstanding during the year. No effect has been given to outstanding options, warrants or convertible preferred stock in the diluted computation as their effect would be antidilutive. The number of potentially dilutive securities excluded from computation of diluted loss per share were approximately 4,697,000, 10,069,000 and 9,770,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

  [5] Cash equivalents and concentration of credit risk:

     The Company considers all highly liquid short-term investments purchased with a maturity of three months or less to be cash equivalents. Cash equivalents, which amount to $35,408,000 and $3,213,000 at December 31, 2000 and 1999, respectively, consists principally of interest bearing cash deposits placed with a single financial institution.

  [6] Stock-based compensation:

     The Company has elected to continue to account for its stock-based compensation plans using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock

                         CYTOCLONAL PHARMACEUTICS INC.

Issued to Employees" ("APB No. 25"). Under the provisions of APB No. 25, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's common stock at the date of the grant over the amount an employee must pay to acquire the stock.

  [7] Fair value of financial instruments:

     The carrying value of cash equivalents, accounts payable and accrued expenses approximates their fair value due to the short period to maturity of these instruments. It is not practicable to estimate the fair value of royalties payable due to payment terms varying based on sales of products by the Company and the lack of such sales during the years ended December 31, 2000 and 1999.

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

     Pro forma amounts assuming the change in accounting for revenue recognition had been applied retroactively is as follows:

                                                                   DECEMBER 31,
                                                             -------------------------
                                                                1999          1998
                                                             -----------   -----------
Net loss...................................................  $(3,935,000)  $(3,150,000)
Net loss per common share -- basic and dilutive............         (.40)         (.34)

  [10] Reclassifications:

     Certain items have been reclassified in the prior years' financial statements to conform to current year presentation.

NOTE C -- ROYALTIES PAYABLE

     On October 10, 1991, the Company entered into an agreement to acquire certain patent rights, technology and know-how (the "Technology") from Wadley Technologies, Inc. ("Wadtech") for the fixed sum of $1,250,000 and ongoing royalties.

                         CYTOCLONAL PHARMACEUTICS INC.

     The agreement provides for the payment of royalties of up to 6.25% of gross selling price of products incorporating the Technology and up to 50% of all compensation received by the Company for sales by sublicensees of any products covered by the Technology, which will be applied to reducing the fixed sum of $1,250,000, until the fixed sum is paid. Thereafter, the agreement provides for the payment of royalties of up to 3.75% of gross selling price of products incorporating the Technology and up to 50% of all compensation received by the Company for sales by sublicensees of any products covered by the Technology. The agreement also provides for minimum annual royalty payments of $31,250, $62,500 and $125,000 payable quarterly during each twelve-month period beginning October 1, 1996, 1997 and 1998, respectively. Thereafter, during each twelve-month period beginning October 1, 1999, the agreement provides for minimum annual royalty payments of $125,000 payable monthly. Through December 31, 2000, the Company has made payments of approximately $375,000.

     The Company granted Wadtech a security interest in the Technology until the fixed sum is paid. The agreement continues for 99 years from October 10, 1991 and the Company has the option to terminate the agreement without cause on three months notice to Wadtech.

NOTE D -- LICENSE AND RESEARCH AGREEMENT

     In June 1998, the Company entered into a license and research agreement with Bristol Myers Squibb ("BMS") applicable to two technologies, which are being sublicensed by the Company to BMS, related to production of Paclitaxel, the active ingredient in BMS's largest selling cancer product. The agreement, which is for a term of ten years, subject to earlier termination at the option of BMS, includes fees, milestone payments, research and development support and minimum and sales-based royalties to be paid to the Company. In December 2000, the research and development support term was extended.

     For the year ended December 31, 2000, revenues of $187,000 and $678,000 for the license fee and research, respectively, were recognized under the agreement. For the year ended December 31, 1999, revenues of $375,000 and $1,000,000 for the license fee and research, respectively, were recognized under the agreement. For the year ended December 31, 1998, revenues of $750,000 and $433,000 for the license fee and research, respectively, were recognized under the agreement (see Note B[9]).

NOTE E -- EQUIPMENT

     Equipment is summarized as follows:

                                                                   DECEMBER 31,
                                                              ----------------------
                                                                 2000        1999
                                                              ----------   ---------
Office equipment............................................      85,000   $  78,000
Furniture and fixtures......................................      65,000      48,000
Computers and laboratory equipment..........................     820,000     507,000
Laboratory software.........................................      72,000
Leasehold improvements......................................       8,000       8,000
                                                              ----------   ---------
          Total.............................................   1,050,000     641,000
Less accumulated depreciation and amortization..............     538,000     356,000
                                                              ----------   ---------
          Net...............................................  $  512,000   $ 285,000
                                                              ==========   =========

                         CYTOCLONAL PHARMACEUTICS INC.

NOTE F -- ACCOUNTS PAYABLE AND ACCRUED EXPENSES

     Accounts payable and accrued expenses consist of the following:

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
Professional fees...........................................  $174,000   $202,000
Payroll and related expenses................................   254,000    185,000
Licensors and contractors...................................   139,000    215,000
Occupancy costs.............................................               21,000
Real estate taxes...........................................               11,000
Other.......................................................    66,000     48,000
                                                              --------   --------
                                                              $633,000   $682,000
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

  [3] Common stock:

     During 1999 the Company acquired certain technology for 25,000 shares of common stock (Note I[2]).

     In addition, during 1999, in conjunction with the employment of the Vice President for Drug Design and the acquisition of technology, the Company paid a fee of $75,000 and issued to third parties an aggregate of 28,000 shares of common stock, which were valued at market value at date of grant.

     In February and March 2000, the Company gave notice to the holders of its Class C and D Warrants that it was exercising its right of redemption at $.05 per warrant effective March 9 and April 12, 2000. Subsequent to the notice, the Company received approximately $13,001,000 from the exercise of 2,000,135 Class C warrants and approximately $25,742,000 from the exercise of 2,941,905 Class D warrants. In connection therewith the Company incurred expenses of $1,999,000. In addition, during 2000, certain Class A, B, E and other warrants were exercised for 577,071 common share and the Company received proceeds of $2,573,000. Further during 2000, warrants to acquire 14,268 common shares expired.

     In addition, during 2000, outstanding options to purchase 506,250 warrants at $.10 per warrant were exercised and the acquired warrants were then exercised for 202,500 shares of common stock at a price of $3.75 per share.

                         CYTOCLONAL PHARMACEUTICS INC.

     In April 2000, the Company announced a stock buy-back program under which the Board of Directors authorized the purchase of up to $2,000,000 of its common stock. During the year ended December 31, 2000 the Company had purchased 263,600 shares of common stock at a cost of approximately $2,023,000.

  [4] Warrants and unit purchase options:

     At December 31, 2000, outstanding warrants to acquire shares of the Company's common stock are as follows:

WARRANT                                             NUMBER OF
TYPE     EXERCISE PRICE      EXPIRATION DATE     SHARES RESERVED
- -------  ---------------  ---------------------  ---------------
Class    $9.82 to $11.35  April 2003             326,554    (a)
  E....
Other..  $4.25 to $9.00   July 2002 -- July      513,500    (b)
                          2004
                                                     -------
                                                   840,054
                                                     =======

- ---------------

(a)  See Note G[1]

(b)  See Notes I[3] and I[4]

     In connection with its initial public offering, the Company sold to the underwriter, at a nominal amount, a unit purchase option to purchase up to an aggregate of 200,000 additional units at $8.25 per unit. The units purchasable upon exercise of the unit purchase option are comprised of one share of common stock, one Class C warrant and one Class D warrant. Each Class C warrant entitles the holder to purchase a unit consisting of one share of common stock and one redeemable Class D detachable warrant. Each Class D warrant entitles the holder to purchase one share of common stock. The exercise price of Class C and D warrants is $6.50 and $8.75, respectively. The unit purchase options became exerciseable in November 1998 for a two-year period. During 2000, the exercise period was extended to November 2001.

     See Note I[5] for unit purchase option issued in connection with private placement in 1998.

  [5] Stock options:

     During 1992, the Board of Directors and the stockholders of the Company approved a Stock Option Plan (the "1992 Plan") which provides for the granting of options to purchase up to 520,000 shares of common stock, pursuant to which officers, directors, key employees and the Company's Scientific Advisory Board are eligible to receive incentive and/or nonstatutory stock options.

     During 1996, the Board of Directors and the stockholders of the Company approved the 1996 Stock Option Plan (the "1996 Plan") which provides for the granting of incentive and nonstatutory options for up to 750,000 shares of common stock to officers, employees, directors and consultants of the Company. During 1998, the Board of Directors and the stockholders of the Company approved an amendment to the Plan to allow for the granting of an additional 750,000 options.

     During 2000, the Board of Directors and the stockholders of the Company approved the 2000 Stock Option Plan (the "2000 Plan"), which provides for the granting of incentive and nonstatutory options for up to 1,500,000 shares of common stock to officers, employees, directors, independent contractors, advisors and consultants of the Company.

     Options granted under the Plans are exercisable for a period of up to 10 years from date of grant at an exercise price which is not less than the fair value of the common stock on date of grant, except that the exercise period of options granted to a stockholder owning more than 10% of the outstanding capital stock may not exceed five years and their exercise price may not be less than 110% of the fair value of the common stock at date of grant. For the 1992 Plan and the 1996 Plan options generally vest 40% after six months of

                         CYTOCLONAL PHARMACEUTICS INC.

employment and thereafter 20% annually on the anniversary date of the grant. For the 2000 Plan options generally vest 50% annually on the anniversary date of the grant.

     Stock option activity under the Plans are summarized as follows:

                                                          YEAR ENDED DECEMBER 31,
                                   ----------------------------------------------------------------------
                                             2000                     1999                   1998
                                   ------------------------   --------------------   --------------------
                                                   WEIGHTED               WEIGHTED               WEIGHTED
                                                   AVERAGE                AVERAGE                AVERAGE
                                                   EXERCISE               EXERCISE               EXERCISE
                                    SHARES          PRICE      SHARES      PRICE      SHARES      PRICE
                                   ---------       --------   ---------   --------   ---------   --------
Options outstanding at beginning
  of year........................  1,635,300        $4.16     1,310,300    $3.50     1,032,500    $3.04
Granted..........................    492,000(a)      7.69       335,000     6.62       351,000     4.52
Exercised........................    (46,700)        3.57        (7,000)    3.55       (73,200)    1.80
Cancelled........................                                (3,000)    4.31
                                   ---------                  ---------              ---------
Options outstanding at end of
  year...........................  2,080,600         5.01     1,635,300     4.16     1,310,300     3.50
                                   =========                  =========              =========
Options exercisable at end of
  year...........................  1,394,380         3.94     1,141,340     3.53       786,380     3.08
                                   =========                  =========              =========

- ---------------

(a) In January and April 2000, respectively, options to acquire 106,000 and 10,000 shares were granted, subject to stockholder approval, to employees and directors of the Company at an exercise price equal to the market price at date of grant. At date of stockholder approval the market price exceeded the exercise price by $1.06 and $1.75 per share, respectively, such excess is being charged to operations over the vesting period.

     The following table presents information relating to stock options outstanding under the plans as of December 31, 2000:

                                 OPTIONS OUTSTANDING                     OPTIONS EXERCISABLE
                   -----------------------------------------------   ----------------------------
                                                  WEIGHTED AVERAGE
    RANGE OF                   WEIGHTED AVERAGE    REMAINING LIFE                WEIGHTED AVERAGE
 EXERCISE PRICE     SHARES      EXERCISE PRICE        IN YEARS        SHARES      EXERCISE PRICE
- -----------------  ---------   ----------------   ----------------   ---------   ----------------
$1.65  - $3.9375     601,000        $2.43               4.79           584,000        $2.40
$4.125 - $4.75       630,600         4.43               6.57           579,080         4.41
$5.00  - $7.375      397,000         6.66               8.00           221,500         6.56
$7.4375 - $9.875     452,000         7.77               9.13             9,800         8.89
                   ---------                                         ---------
                   2,080,600         5.01               6.88         1,394,380         3.94
                   =========                                         =========

     At December 31, 2000, no more options were available for future grant under the 1992 Plan and the 1996 Plan and 1,163,000 options are available under the 2000 Plan.

     In addition to options granted under the plans, in February 1996, the Company granted options to purchase 100,000 shares of common stock at $4.25 as compensation for professional services. These options were exercised during 2000.

                         CYTOCLONAL PHARMACEUTICS INC.

     The weighted average fair value at date of grant for options granted during 2000, 1999 and 1998 was $6.33, $4.34 and $3.27 per option, respectively. The fair value of options at date of grant was estimated using the Black-Scholes option pricing model utilizing the following assumptions:

                                                   2000          1999           1998
                                                -----------   -----------   -------------
Risk-free interest rates......................  5.0% TO 6.7%  4.7% to 6.2%  4.41% to 5.63%
Expected option life in years.................       5            10             10
Expected stock price volatility...............  85% TO 94%    34% to 52%     49% to 86%
Expected dividend yield.......................      0%            0%             0%

     Had the Company elected to recognize compensation cost based on the fair value of the options at the date of grant as prescribed by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," net loss in 2000, 1999 and 1998 would have been $8,007,000, $5,379,000 and $3,199,000 or $.57, $.54 and $.35 per share, respectively.

NOTE H -- INCOME TAXES

     At December 31, 2000, the Company had approximately $26,682,000 of net operating loss carryforwards and $320,000 of research and development credit carryforwards for federal income tax purposes which expire as follows:

                                                                              RESEARCH AND
                                                              NET OPERATING   DEVELOPMENT
YEAR                                                             LOSSES         CREDITS
- ----                                                          -------------   ------------
2006........................................................   $   194,000
2007........................................................     1,153,000
2008........................................................     1,905,000
2009........................................................     2,678,000
2010........................................................     2,606,000
2011........................................................     2,617,000      $ 51,000
2012........................................................     3,084,000        55,000
2018........................................................     2,493,000        53,000
2019........................................................     3,501,000        66,000
2020........................................................     6,451,000        95,000
                                                               -----------      --------
                                                               $26,682,000      $320,000
                                                               ===========      ========

     At December 31, 2000 and 1999, the Company has a deferred tax asset of approximately $10,438,000 and $7,420,000, respectively, representing the benefits of its net operating loss and research and development credit carryforwards and certain expenses not currently deductible for tax purposes, principally related to the granting of stock options and warrants. The Company's deferred tax asset has been fully reserved by a valuation allowance since realization of its benefit is uncertain. The difference between the statutory tax rate of 34% and the Company's effective tax rate is due to the increase in the valuation allowance of $3,018,000 (2000), $1,520,000 (1999) and $1,000,000
(1998). The Company's ability to utilize its carryforwards may be subject to an annual limitation in future periods pursuant to Section 382 of the Internal Revenue Code of 1986, as amended. For the year ended December 31, 2000 the provision for taxes of $95,000 represented a current provision for state taxes based on capital.

                         CYTOCLONAL PHARMACEUTICS INC.

NOTE I -- COMMITMENTS AND OTHER MATTERS

  [1] Leases:

     The Company occupies office and laboratory space under two leases expiring through December 31, 2003. Minimum future annual rental payments are $290,000, $290,000 and $273,000 for the years ended December 31, 2001, 2002 and 2003, respectively.

     Rent expense was approximately $269,000, $235,000 and $142,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

  [2] Employment agreements:

     The Company has employment agreements with two officers, which provide for annual base salaries of $200,000 and $90,000 (subject to annual increases of not less than 5% per year and bonuses at the discretion of the Board of Directors), for a period of five years and three years, respectively, commencing November 1998. In September 2000, the annual base salaries were adjusted to $250,000 and $145,000, respectively.

     On December 31, 1998, the Company entered into an employment agreement with its Vice President for Drug Design. In connection with the employment agreement, the employee assigned to the Company certain technology. The agreement is for a period of three years commencing January 4, 1999 and shall be extended for successive twelve-month periods unless terminated by either party. The agreement, as amended provides for an annual base salary of $125,000, (subject to annual increases of 5% at the beginning of each calendar year, commencing on January 1, 2000) and the employee received 25,000 shares of the Company's common stock, which was valued at market value on the date of grant, in full consideration for the assignment of technology. In September 2000, the base salary was increased to $145,000. During 1999, the Company granted the employee options to purchase 75,000 shares of the Company's common stock. The Company also agreed to grant the employee bonus options to purchase up to 160,000 shares of the Company's common stock exercisable only upon reaching a certain milestone. As of December 31, 2000, no such bonus options were granted. The Company further agreed to pay royalties based on net revenues received from the sales of products that incorporate the technology and on net sublicense fees received from sublicensing the technology. The Company also agreed to reimburse the employee for certain expenses and to assume liability for certain payments upon the realization of profit from the technology.

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

     In August 1998, the Company entered into an agreement with a consulting firm whereby the Company agreed to pay a fee of $35,000 in return for financial advisory services. In connection with the agreement, the Company issued five-year warrants to purchase 75,000 shares of common stock. Warrants for 50,000 shares vested on December 31, 1998 of which 37,500 have an exercise price of $7.00 per share and 12,500 have an exercise price of $8.00 per share. The Company determined the fair value of these warrants to be approximately $181,000, which was charged to operations. During 2000, 22,500 warrants at $7.00 per share were exercised. The remaining 25,000 warrants have an exercise price of $9.00 per share and vest only if a transaction introduced to the Company by the consulting firm is consummated, at which time the Company will record a noncash charge representing the fair value of the warrants.

                         CYTOCLONAL PHARMACEUTICS INC.

     In July 1999, the Company entered into an agreement with a consulting firm whereby the Company paid an engagement fee of $25,000 and agreed to pay $5,000 per month, until the agreement is terminated by either party. For a nominal amount, the Company sold to the consulting firm a warrant to purchase 150,000 common shares at $7.00 per share expiring on July 15, 2004. Warrants for 50,000 which vested immediately were granted upon signing the agreement; the Company determined the fair value of these warrants to be approximately $169,000, which was charged to operations. These warrants were exercised during 2000. The remaining 100,000 warrants become exercisable and a cash fee of less than $200,000 will be paid upon consummation of a transaction, as defined in the agreement.

     In February 2000, the Company entered into an agreement with a consulting firm whereby the Company issued warrants to purchase 300,000 shares of common stock at $15 per share expiring on February 7, 2005. These warrants vested during 2000; the Company determined the fair value based on the Black-Scholes Option Pricing Model of these warrants to be approximately $1,852,000, which was charged to operations during 2000.

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

     (b) Agreements with Washington State University Research Foundation ("WSURF"):

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

                         CYTOCLONAL PHARMACEUTICS INC.

          In July 1996, the Company entered into a research agreement with WSURF, as amended, for research to be conducted on behalf of the Company through July 2002 providing for funding of approximately $1,207,000. During 2000, 1999 and 1998, respectively, the Company incurred approximately $269,000, 288,000 and $185,000 of research costs under the agreement.

     (c) Agreements with Regents of the University of California:

          In February 1996, the Company entered into two license agreements ("Agreements") with the Regents of the University of California, granting to the Company exclusive rights to certain technology and patent rights. Pursuant to the Agreements, the Company paid license fees of $10,000 and $15,000 upon issuance of the patents. In addition, the Company must pay a yearly license maintenance fee for these licenses, aggregating $2,000 in the initial year, increasing by $4,000 in the second year and increasing by $6,000 per year until it reaches a maximum of $36,000, until the Company is commercially selling a product based on the technology derived from these license agreements, at which time a royalty based on net sales will be due.

          In August 1998, the Company entered into an additional license agreement with the Regents of the University of California, granting to the Company exclusive rights to certain technology and patent rights. Pursuant to the agreement, the Company paid license fees of $20,000 and has agreed to pay $25,000 upon issuance of a patent. In addition, the Company must pay a yearly license maintenance fee of $2,000, increasing by $2,000 per year until it reaches a maximum of $12,000, until the Company is commercially selling a product based on the technology derived from these license agreements, at which time a royalty based on net sales will be due.

          In July 2000, the Company entered into a license agreement with the Regents of the University of California, granting to the Company exclusive rights to certain technology and patent rights. Pursuant to the agreement, the Company paid license fees of $15,000 and has agreed to pay all past and future patent costs plus a 15% patent service fee. In addition, the Company must pay a yearly license maintenance fee of $10,000 until the Company is commercially selling a product based on the technology derived from the license agreement, at which time a royalty based on net sales will be due. Pursuant to this agreement the Company entered into two sponsored research agreements with third parties whereby the Company agreed to fund research for the period July 2000 through June 2003 and August 2000 to July 2003 in the amounts of $99,360 and $109,320, respectively, per annum.

     (d) Agreements with Molecular Simulations Incorporated ("MSI"):

          In June 2000, the Company entered into two, three year participation agreements with MSI in which the Company will participate with MSI and others in a project with the purpose of developing software to be used in the assignment and understanding of protein function and a project with the purpose to develop and validate rapid computer-based methods for x-ray structure determination and model building and provide a scientific forum for research of x-ray crystallographic methods for structure determination. Pursuant to the agreements, the Company is to pay $125,000 per year for membership in the software project and a total of $127,000 during the three years for membership in the x-ray project. Each participation agreement requires that the Company appoint at least one staff member to be an active participant in each project, act as liaison between MSI and the Company, provide non-proprietary input material in its possession which may be beneficial to the project and throughout the term of the projects, the Company is to be a valid licensee of the most recent version of certain commercially released software, as defined in the agreement. Under such software license agreements the Company is to pay approximately $174,000 over the three year term.

                         CYTOCLONAL PHARMACEUTICS INC.

  [5] Related party transactions:

     Effective December 1996, the Company entered into a one-year agreement, which was extended in January 1998 for an additional year, with a stockholder of the Company, whereby the Company will receive financial and investment banking services for a consulting fee of $5,000 per month plus commissions, as defined. The Company paid approximately $339,000, $96,000 and $90,000 during 2000, 1999 and 1998, respectively, under this agreement, including reimbursable expenses. The stockholder acted as placement agent for the Company's 1998 private placement and, in consideration for its services as such, received a sales commission equal to 10% of the $5,633,675 gross proceeds, or $563,368, plus approximately $229,000 as an expense allowance together with other costs. The stockholder also received a unit purchase option, exercisable for a five-year period commencing April 2, 1998, to purchase 134,199 shares of Common Stock at prices ranging from $8.18 to $9.46 and Class E Warrants to purchase 67,101 shares of Common Stock exercisable at prices ranging from $9.82 to $11.35. In connection with the redemption of the Company's C and D warrants during 2000, the Company paid solicitation fees of approximately $1,921,000 which was charged to additional paid-in capital.

     At December 31, 2000 the Company has two notes outstanding from its Vice President of drug design in the principal amounts of $138,195, due on April 30, 2002, and $140,000 due on September 1, 2003. Both notes which arose in connection with loans made to the officer bear interest at 9.75% per annum and accrued interest at December 31, 2000 was approximately $23,000 (included in prepaid expenses and other current assets).

     In December 2000, the Company entered into a consulting agreement with a company owned by one of its Directors. The agreement calls for an annual retainer of $125,000, paid quarterly in advance, and is automatically renewed each year unless terminated by either party on 3 months notice.

  [6] Contingency:

     On February 28, 2001 the Company received a letter from a financial public relations consultant alleging that shares of the Company's common stock underlying certain options previously granted pursuant to a retainer agreement and option agreement (collectively, the "Agreements") in February 1996 were not registered timely. The consultant alleges that the Agreements contained certain registration rights. The total number of options issued to the consultant pursuant to the Agreements and a termination notice were for the purchase of 140,605 shares of common stock.

     The consultant alleges that on January 28, 2000, in the belief that the shares underlying the options were fully registered, he sold 100,000 shares of the Company's common stock. The consultant further alleges that the broker executed the transaction for proceeds of $1,437,682 after consultation with the Company in the belief that the shares were registered. The consultant also alleges that when the shares were put through for transfer they were advised that the shares could not be transferred as they had not been registered and that the consultant had to purchase 100,000 shares in the open market, which he did on March 20, 2000 at a cost of $1,668,290, incurring a loss of $230,614. On or about March 31, 2000, the Company registered 140,449 shares of common stock underlying the options.

     The consultant is alleging that he sustained substantial losses for which he holds the Company responsible. The matter is in its early stage; however, the Company believes that this claim will not have a material adverse effect on the Company's financial position and results of operations.

NOTE J -- 401(K) PLAN

     The Company maintains a defined contribution 401(k) plan available to eligible employees. Employee contributions are voluntary and are determined on an individual basis, limited to the maximum amount allowable under federal tax regulations. The Company made no contributions during 2000, 1999 and 1998.

                         CYTOCLONAL PHARMACEUTICS INC.

NOTE K -- QUARTERLY RESULTS (UNAUDITED)

                                                 QUARTER ENDED
                            --------------------------------------------------------
                             MARCH 31         JUNE 30     SEPTEMBER 30   DECEMBER 31   TOTAL YEAR
                            -----------     -----------   ------------   -----------   -----------
2000
Revenues..................  $   344,000     $   343,000   $    67,000    $   111,000   $   865,000
Net loss..................   (2,419,000)     (1,295,000)   (1,958,000)    (1,493,000)   (7,165,000)
Loss per share -- basic
  and diluted(b)..........        (0.22)          (0.09)        (0.13)         (0.09)        (0.51)
1999
Revenues..................  $   233,000     $   250,000   $   267,000    $   625,000   $ 1,375,000
Net loss..................   (1,185,000)(a)    (827,000)   (1,012,000)    (1,433,000)   (4,357,000)
Loss per share -- basic
  and diluted(b)..........        (0.11)(a)       (0.08)        (0.10)         (0.14)        (0.44)

- ---------------

(a) Includes $422,000 ($.04 per share) for cumulative effect on prior years of changing method of revenue recognition.

(b) Per common share amounts for the quarters and full year have been calculated separately. Accordingly, quarterly amounts do not add to the annual amount because of differences in the weighted average common shares outstanding during each period due to the effect of the Company's issuing shares of its common stock during the year.

                                 EXHIBIT INDEX

          3.1            -- Certificate of Incorporation, as amended(l)
          3.2            -- By-laws(l)
          4.1            -- Specimen certificates representing Class C Warrants,
                            Class D Warrants and Common Stock(l)
          4.3            -- Form of Unit Purchase Option in connection with the
                            Company's Initial Public Offering(l)
          4.4            -- Warrant Certificate issued to the Washington State
                            University Research Foundation(4)
         10.1            -- Employment Agreement dated March 1, 1992 between the
                            Company and Arthur P. Bollon, Ph.D, as amended(1)
         10.2            -- Employment Agreement effective November 7, 1995 between the Company and Daniel Shusterman, as amended(l)
         10.3            -- 1992 Stock Option Plan, as amended(l)
         10.4            -- Form of Stock Option Agreement(l)
         10.5            -- Lease Agreement dated September 1, 1993 between the
                            Company and Mutual Benefit Life Insurance Company In
                            Rehabilitation(l)
         10.6            -- Lease Agreement dated October 1, 1991 between the Company and J.K. and Susie Wadley Research Institute and Blood
                            Bank, as amended(l)
         10.7            -- Purchase Agreement dated October 10, 1991 between the
                            Company and Wadley Technologies, Inc. ("Wadley")(1)
         10.8            -- Security Agreement dated October 10, 1991 between the
                            Company and Wadley(l)
         10.9            -- License Agreement dated March 15, 1989 between the
                            Company and Phillips Petroleum Company, as amended(l)
         10.10           -- License Agreement dated June 10, 1993 between the Company and Research & Development Institute, Inc. ("RDI"), as
                            amended, relating to the Paclitaxel Fermentation
                            Production System(l)
         10.11           -- Research and Development Agreement effective June 10,
                            1993 between the Company and RDI, as amended(l)
         10.12           -- License Agreement dated February 22, 1995 between the
                            Company and RDI, as amended, relating to FTS-2(l)
         10.13           -- Research, Development and License Agreement dated March
                            26, 1992 between the Company and Enzon, Inc. ("Enzon"),
                            as amended(l)
         10.14           -- Research, Development and License Agreement dated July
                            13, 1992 between the Company and Enzon relating to the
                            Company's tumor necrosis factor technology(l)
         10.15           -- Agreement effective June 30, 1992 between the Company and
                            University of Texas at Dallas ("UTD"), as amended(l)
         10.16           -- Research Agreement effective April 8, 1994 between the
                            Company and Sloan-Kettering Institute for Cancer
                            Research(l)
         10.17           -- Joint Venture Agreement dated September 17, 1992 between the Company and Pestka Biomedical Laboratories, Inc.
                            ("Pestka")(1)
         10.18           -- Stock Purchase Agreement dated September 17, 1992 between the Company and Pestka(l)

          10.19           -- License Agreement dated September 17, 1992 between Cytomune, Inc. and Pestka(l)
          10.20           -- Research and Development Agreement dated September 17, 1992 between Cytomune, Inc. and
                             Pestka(l)
          10.21           -- Marketing Agreement dated as of November 1, 1994 between Helm AG and the Company(l)
          10.22           -- Extension Agreement with RDI dated June 5, 1995(l)
          10.23           -- Third Amendment to Lease Agreement dated April 30, 1995(l)
          10.24           -- Form of Subordinated Note Extension(l)
          10.25           -- Form of Note Extension(l)
          10.26           -- September 25, 1995 RDI Extension(l)
          10.27           -- October 25, 1995 RDI Extension(1)
          10.28           -- Amendment to License Agreement dated June 10, 1993, as amended, and Research and
                             Development Agreement effective June 10, 1993, as amended, both agreements between the
                             Company and RDI(2)
          10.29           -- License Agreement No. W960206 effective February 27, 1996 between the Company and The
                             Regents of the University of California(2)
          10.30           -- License Agreement No. W960207 effective February 27, 1996 between the Company and The
                             Regents of the University of California(2)
          10.31           -- License Agreement with the Washington State University, dated July 2, 1996(3)*
          10.32           -- Amendment to Agreement, effective June 30, 1992, as amended, between the Company and the University of Texas at Dallas(3)
          10.33           -- 1996 Stock Option Plan and Amendment No. 1 thereto(7)
          10.34           -- Patent License Agreement, dated August 4, 1998, between The Regents of the University of California and the Company for Peptide Anti-estrogen for Breast Cancer Therapy(5)*
          10.35           -- Master License Agreement, dated as of June 12, 1998, between the Company and
                             Bristol-Myers Squibb Company(6)*
          10.36           -- Sublicense Agreement, dated May 27, 1998, between the Company and Bristol-Myers Squibb under The Research & Development Institute, Inc. License Agreement, as amended, dated
                             June 10, 1998(6)*
          10.37           -- Sublicense Agreement, dated May 19, 1998, between the Company and Bristol-Myers Squibb
                             Company under the Washington State University Research Foundation License Agreement,
                             dated June 8, 1996(6)*
          10.38           -- Amended and Restated License Agreement, dated June 3, 1998, between the Washington
                             State University Research Foundation and the Company(6)*
          10.39           -- Amendment, dated May 27, 1998, to the License Agreement, dated June 10, 1993, between
                             The Research and Development Institute, Inc. and the Company(6)*
          10.40           -- 2000 Stock Option Plan
          10.41           -- Employment Agreement dated March 21, 2001, between the Company and Ronald Lane Goode,
                             Ph.D.
          21              -- List of Subsidiaries -- None
          23              -- Consent of Independent Auditors

     (4) Reports on Form 8-K

     No reports on Form 8-K were filed during the last quarter of the fiscal year ended December 31, 2000.
- ---------------

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