Form 10-K/A
period 2000-12-31
CYTOCLONAL PHARMACEUTICS INC /DE
filed 2001-04-25
CIK 944809

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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers in response to
Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked price of such stock, as of March 27, 2001: $58,935,452.

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

                      DOCUMENTS INCORPORATED BY REFERENCE

                                      N/A
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

     The registrant hereby amends Items 10, 11, 12 and 13 of its Annual Report on Form 10-K filed on April 2, 2001 as follows:


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The executive officers and directors of the Company are as follows:


NAME                              AGE                    POSITION
----                              ---                    --------
Ronald Lane Goode, Ph.D.........  57    President, Chief Executive Officer and
                                        Director
Gary E. Frashier(2).............  64    Non-Executive Chairman of the Board
Arthur P. Bollon, Ph.D..........  58    Founder and Vice Chairman of the Board
Robert J. Easton(2).............  57    Director
Ira J. Gelb, M.D. (1),(2).......  73    Director
Irwin C. Gerson (1),(2).........  71    Director
Walter M. Lovenberg, Ph.D.(1)...  66    Director
Dorit Arad, Ph.D................  48    Executive Vice President of Drug Design
Joan H. Gillett, CPA............  51    Vice President and Controller
Robert J. Rousseau, Ph.D........  61    Vice President of Business Development and
                                          Licensing
Daniel M. Shusterman, J.D.......  37    Vice President of Administration, General
                                          Counsel and Secretary


---------------

(1) Members of Audit Committee

(2) Members of Compensation Committee


     Ronald Lane Goode, Ph.D. was named President, Chief Executive Officer and Director on March 21, 2001. Dr. Goode is an accomplished pharmaceutical executive who has held key management positions at G. D. Searle & Co. (President of Searle International, Corporate Senior Vice President and President of Asia/ Pacific World Area, and Senior Vice President of Commercial Development) and before that at Pfizer Pharmaceuticals (Director of Marketing Research and Vice President of Clinical Research and Scientific Affairs). He has an extensive record of success in business development, having been responsible for many of Searle's acquisitions, including DayPro(C), which became Searle's largest selling drug. Dr. Goode has supervised clinical development programs that led to the filing of over a dozen New Drug Approval applications, including Procardia XL(C) (which became Pfizer's leading product) and Ambien(C), which now dominates the sleep aid market for Searle. After his tenure at Searle, Dr. Goode was President and CEO of Unimed Pharmaceuticals, Inc. where he launched that company's first product. He positioned the company for sale to Solvay, the Belgium-based conglomerate, at a considerable gain to shareholders. Most recently he formed the consulting company Pharma-Links with the mission of being the "link" between pharmaceutical companies to help them create alliances, form joint ventures and effect various transactions. Dr. Goode received his Ph.D. in Microbiology from the University of Georgia.


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

     Dorit Arad, Ph.D. joined us as Vice President of Drug Design in January 1999 and was named Executive Vice President of Drug Design in September 1999. From 1996 until 1998, Dr. Arad served as Scientific Director at Saturi Medical Research LTD. From 1991 until 1993, Dr. Arad served as a consultant to Teva-Israel Pharmaceutical Industries. In addition, Dr. Arad has served as an instructor and lecturer at Technion in Haifa, Israel and as a lecturer at the Tel-Aviv University. Dr. Arad is the co-author of a number of scientific articles and papers. Dr. Arad received her B.Sc., M.Sc. and D.Sc. Degrees in Chemistry from Technion, Haifa, Israel.

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

NAME                                                                POSITION
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

John A. Pople, Ph.D.......................  Trustee's Professor of Chemistry at Northwestern
                                              University and 1998 Nobel Prize Laureate in Chemistry

NAME                                                                POSITION
----                                                                --------
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

Gary Strobel, Ph.D........................  Professor, Montana State University

David Woo, Ph.D...........................  Adjunct Associate Professor of Medicine, University of
                                            California, Los Angeles

Ari Zimran, M.D...........................  Director, Gaucher Clinic, Shaare-Zedek Medical Center

COMPLIANCE WITH SECTION 16(a) OF SECURITIES EXCHANGE ACT OF 1934


     Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who beneficially own more than ten percent of our common stock to file with the Securities and Exchange Commission initial reports of beneficial ownership on Form 3 and reports of changes in beneficial ownership on Form 4 and Form 5. Executive officers, directors, and ten percent shareholders are required to furnish us with copies of such forms. Based solely on a review of such forms furnished to us and written representations from certain reporting persons, we believe that during the fiscal year ended December 31, 2000, our executive officers, directors, and ten percent shareholders complied with all applicable Section 16(a) filing requirements, except that Joan Gillett, Vice President and Controller, was late in filing her Form 3 in the fiscal year ended December 31, 2000.


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

                           SUMMARY COMPENSATION TABLE

                                                                                       LONG-TERM
                                                      ANNUAL COMPENSATION            COMPENSATION
                                               ----------------------------------       AWARDS
                                                                     ALL OTHER      ---------------
NAME AND PRINCIPAL POSITION             YEAR    SALARY    BONUS   COMPENSATION(1)   STOCK OPTIONS #
---------------------------             ----   --------   -----   ---------------   ---------------
Arthur P. Bollon, Ph.D................  2000   $220,769    --         $6,000             75,000
  Formerly Chief Executive Officer and  1999   $205,988    --         $6,000             25,000
  President, currently Vice Chairman    1998   $186,230    --         $6,000            100,000
Dorit Arad, Ph.D......................  2000   $130,384    --         $1,615             15,000
  Executive Vice President of           1999   $101,923    --             --            125,000
  Drug Design                           1998         --    --             --                 --
Daniel M. Shusterman, J.D.............  2000   $110,038    --         $6,000             10,000
  Vice President, Administration and    1999   $ 90,865    --         $6,000             15,000
  General Counsel                       1998   $ 87,533    --         $1,615             25,000

---------------

(1) Consisting of car allowances.

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL ARRANGEMENTS


     Ronald Lane Goode, Ph.D. entered into an employment agreement with the Company on March 21, 2001, whereby Dr. Goode agreed to serve as the Company's President and Chief Executive Officer and as a Director until March 20, 2004. The employment agreement provides for the payment to Dr. Goode of a base salary of $350,000 per year with an annual bonus payment of up to 60% of Dr. Goode's base salary, as determined by the Board's discretion. The employment agreement provides that in the event Dr. Goode's employment is terminated by the Company, without cause (as such term is defined in the employment agreement), then Dr. Goode shall receive severance payments of equal monthly installments at the base rate for a period of (i) 24 months following the termination date if such date is prior to March 21, 2003 or (ii) 18 months following the termination date if such date is after March 20, 2003. In addition, the Company granted to Dr. Goode an option to purchase up to 400,000 shares of the Company's common stock at an exercise price of $3.25 per share. Under the employment agreement, Dr. Goode will also receive a car expense allowance at a rate to be determined.


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


     Since 1999, Dr. Dorit Arad has been employed by the Company as Vice President for Drug Design pursuant to an employment agreement dated December 31, 1998, for an initial term of three years. Pursuant to the agreement, Dr. Arad received a grant of options to purchase 75,000 shares of Common Stock. The agreement also provides that Dr. Arad receives up to $5,000 per month for computer laboratory, office and personal expenses incurred on the Company's behalf in Israel. In December 1999, Dr. Arad was promoted to Executive Vice President of Drug Design. Pursuant to such promotion, Dr. Arad received a salary increase to $125,000 per year and a grant of options to purchase 50,000 shares of Common Stock. In September 2000, Dr. Arad's compensation was increased to $145,000 per year and she received a $500 per month car expense allowance.



     Mr. Shusterman has been employed by the Company since 1991. Pursuant to an employment agreement, Mr. Shusterman was named Vice President of Operations and Chief Financial Officer effective November 1995, for an initial term of three years at a yearly salary of $75,000. In September 1998, the employment agreement was extended for an additional three years and he received a salary increase to $90,000 per year and a $500 per month car expense allowance. In September 2000, his compensation was increased to $145,000 per year. In October 2000 Mr. Shusterman was named Vice President, Administration and General Counsel.


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

  2000 Plan


     In January 2000, our Board of Directors adopted the Cytoclonal Pharmaceutics Inc. 2000 Stock Option Plan, subject to approval of the Plan by a majority of our shareholders. Under the 2000 Plan, 1,500,000 shares of our common stock will be reserved for issuance to our officers, directors, employees, consultants and advisors. The 2000 Plan will provide for the grant of incentive options intended to qualify as such under Section 422 of the Internal Revenue Code of 1986, as amended, and nonstatutory stock options that do not so qualify. As of March 23, 2001 options to purchase 1,063,000 shares of our common stock have been granted and 437,000 shares were available for future grants. The exercises prices of options granted under such plan range from $6.75 to $9.875.


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

                       OPTION GRANTS IN FISCAL YEAR 2000


                                                      INDIVIDUAL GRANTS
                                          ------------------------------------------
                                                          % OF TOTAL
                                                           OPTIONS
                                                          GRANTED TO     EXERCISE OF
                                            OPTIONS      EMPLOYEES IN    BASE PRICE
NAME                                      GRANTED (#)   FISCAL YEAR(1)     ($/SH)      EXPIRATION DATE
----                                      -----------   --------------   -----------   ----------------
Arthur P. Bollon, Ph.D..................    75,000          30.4%           7.438      January 14, 2010
  Formerly Chief Executive Officer and
  President, Currently Vice Chairman
Dorit Arad, Ph.D........................    15,000           6.1%           7.438      January 14, 2010
  Executive Vice President Of Drug
  Design
Daniel M. Shusterman, J.D...............    10,000           4.0%           7.438      January 14, 2010
  Vice President, Administration and
  General Counsel


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

AGGREGATED OPTION EXERCISES IN FISCAL YEAR 2000 AND FISCAL 2000 YEAR END OPTION
                                     VALUES

                                                              NUMBER OF SECURITIES          VALUE OF UNEXERCISED
                                 SHARES                      UNDERLYING UNEXERCISED         IN-THE-MONEY OPTIONS
                              ACQUIRED ON       VALUE         OPTIONS AT FY-END (#)            AT FY-END (#)
NAME                          EXERCISE (#)   REALIZED ($)   EXERCISABLE/UNEXERCISABLE   EXERCISABLE/UNEXERCISABLE(1)
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

---------------


(1) Based on the fair market value of the Company's Common Stock on December 31, 2000 as quoted on the Nasdaq National Market.


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


                                                COMMON STOCK             SERIES A PREFERRED STOCK
                                            ---------------------   ----------------------------------
                                            AMOUNT AND              AMOUNT AND
                                            NATURE OF               NATURE OF               PERCENT OF
                                            BENEFICIAL   PERCENT    BENEFICIAL   PERCENT    ALL VOTING
NAME AND ADDRESS                            OWNERSHIP    OF CLASS   OWNERSHIP    OF CLASS   SECURITIES
OF BENEFICIAL OWNER(1)                         (2)         (2)         (3)         (3)         (4)
----------------------                      ----------   --------   ----------   --------   ----------
Roan/Meyers Associates, L.P.(5)...........  1,590,549      9.7%       29,282       3.7%        9.5%
Bruce Meyers(6)...........................  1,509,020      9.3%       29,282       3.7%        9.0%
Arthur P. Bollon, Ph.D.(7)................    769,900      4.6%           --        --         4.3%
Robert J. Easton(8).......................     25,000        *            --        --           *
Gary E. Frashier(9).......................     98,500        *            --        --           *
Ira J. Gelb, M.D.(10).....................    162,500        1%           --        --           *
Irwin C. Gerson(11).......................    158,500        1%           --        --           *
Ronald L. Goode, Ph.D.(12)................    200,000      1.2%           --        --         1.1%
Walter M. Lovenberg, Ph.D.(13)............    161,000        1%           --        --           *
Dorit Arad, Ph.D.(14).....................    122,500        0            --        --           0
Daniel M. Shusterman, J.D.(15)............     94,000        *            --        --           *
Directors and executive officers as a
  group (11 persons)(16)..................  1,792,900       10%           --        --         9.6%


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


(14)Ownership consists of 25,000 shares of Common Stock and options to purchase 97,500 shares of Common Stock currently exercisable or exercisable within 60 days of the date hereof. Does not include options to purchase 67,500 shares of Common Stock not exercisable within 60 days of the date hereof.

(15) Ownership consists of 5,000 shares of Common Stock and options to purchase 89,000 shares of Common Stock currently exercisable or exercisable within 60 days of the date hereof. Does not include options to purchase 16,000 shares of Common Stock not exercisable within 60 days of the date hereof.



(16) Ownership consists of 200,900 shares of Common Stock and options to purchase an aggregate of 1,592,000 shares of Common Stock which are currently exercisable or exercisable within 60 days of the date hereof. Does not include options to purchase 923,000 shares of Common Stock not exercisable within 60 days of the date hereof.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.


     In 2000 Roan/Meyers Associates, L.P. received $339,000 in reimbursable expenses related to the redemption of our Class C and D warrants. In addition, the Company paid solicitation fees of approximately $1,921,000 which was charged to additional paid-in-capital in connection with the redemption of the Class C and D warrants.


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

                                            CYTOCLONAL PHARMACEUTICS INC.


                                            By:/s/ RONALD LANE GOODE, PH.D.

                                              ----------------------------------
                                                   Ronald Lane Goode, Ph.D.

                                              President, Chief Executive Officer
                                                          and Director



Dated: April 24, 2001


     In accordance with the Exchange Act, this report has been signed below by the following on behalf of the registrant and in capacities and on the dates indicated.


                      SIGNATURE                                   CAPACITY                   DATE
                      ---------                                   --------                   ----
                                                       Chairman
-----------------------------------------------------
                  Gary E. Frashier

            /s/ RONALD LANE GOODE, PH.D.               President, Chief Executive       April 24, 2001
-----------------------------------------------------    Officer and Director
              Ronald Lane Goode, Ph.D.

             /s/ ARTHUR P. BOLLON, PH.D.               Vice Chairman                    April 24, 2001
-----------------------------------------------------
               Arthur P. Bollon, Ph.D.

              /s/ JOAN H. GILLETT, CPA                 Vice President, Controller and   April 24, 2001
-----------------------------------------------------    Chief Accounting Officer
                Joan H. Gillett, CPA
                                                       Director
-----------------------------------------------------
                  Robert J. Easton
                                                       Director
-----------------------------------------------------
                     Ira J. Gelb

                 /s/ IRWIN C. GERSON                   Director                         April 24, 2001
-----------------------------------------------------
                   Irwin C. Gerson

               /s/ WALTER M. LOVENBERG                 Director                         April 24, 2001
-----------------------------------------------------
                 Walter M. Lovenberg