Form 10-Q
period 2001-03-31
CYTOCLONAL PHARMACEUTICS INC /DE
filed 2001-05-15
CIK 944809

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-Q

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      March 31, 2001

[  ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from                to
                               --------------    --------------

Commission file number      0-26918


                          CYTOCLONAL PHARMACEUTICS INC.
        -----------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)


         Delaware                                      75-2402409
-----------------------------                 --------------------------
(State Or Other jurisdiction of                   (I.R.S. Employer
incorporation or Organization)                  Identification Number)

                2110 Research Row, Suite 621, Dallas, Texas 75235
                -------------------------------------------------
                    (Address of Principal Executive Offices)

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


                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 16,171,173 shares of common stock, $.01 par value, outstanding as of May 10, 2001.

                          CYTOCLONAL PHARMACEUTICS INC.
                                TABLE OF CONTENTS

                                                                                                       Page(s)
                                                                                                       -------
PART I.  FINANCIAL INFORMATION

                  Item 1. -- Financial Statements:

                             Balance Sheets as of March 31, 2001 (unaudited)
                               and December 31, 2000                                                       3

                             Statements of Operations for the Three Months
                               Ended March 31, 2001 and 2000 (unaudited)                                   4

                             Statements of Cash Flows for the Three Months
                               Ended March 31, 2001 and 2000 (unaudited)                                   5

                             Notes to Financial Statements                                                 6

                  Item 2. -- Management's Discussion and Analysis of Financial
                               Condition and Results of Operations                                         7


PART II.  OTHER INFORMATION

                  Item 2. -- Changes in Securities and use of Proceeds                                    11

                  Item 6. -- Exhibits and Reports on Form 8-K                                             11

Signatures                                                                                                11

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                          CYTOCLONAL PHARMACEUTICS INC.
                                 BALANCE SHEETS

                                                                                    MARCH 31,
                                                                                       2001        DECEMBER 31,
                                        ASSETS                                     (unaudited)         2000
                                                                                   ------------    ------------
Current assets:
   Cash and cash equivalents ......................................................$ 33,829,000    $ 35,408,000
   Prepaid expenses and other current assets ......................................     387,000         495,000
                                                                                   ------------    ------------
          Total current assets ....................................................  34,216,000      35,903,000
Equipment, net ....................................................................     643,000         512,000
Patent rights, less accumulated amortization of
    $792,000 and $764,000 .........................................................     642,000         670,000
Notes receivable-officer/stockholder-9.75% due April 30, 2003 .....................     278,000         278,000
Other assets ......................................................................      15,000          15,000
                                                                                   ------------    ------------
          TOTAL ...................................................................$ 35,794,000    $ 37,378,000
                                                                                   ============    ============

                         LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Accounts payable and accrued expenses ..........................................     681,000         633,000
   Taxes payable ..................................................................      95,000          95,000
   Deferred revenue ...............................................................     556,000               0
   Current portion of royalties payable ...........................................      93,000         125,000
                                                                                   ------------    ------------
           Total current liabilities ..............................................   1,425,000         853,000
Royalties payable less current portion ............................................     750,000         750,000
                                                                                   ------------    ------------
          Total liabilities .......................................................   2,175,000       1,603,000
                                                                                   ------------    ------------
Stockholders' equity:
    Preferred stock - $.01 par value, 10,000,000 shares authorized; 772,842 and
     718,353 shares of Series A convertible preferred issued and outstanding at
     March 31, 2001 and December 31, 2000, respectively (liquidation value
     $1,932,000 and $1,796,000 at March 31, 2001 and December 31, 2000,
     respectively) ................................................................       8,000           7,000
    Common Stock - $.01 par value, 30,000,000 shares authorized: 16,164,043 and
     16,146,730 shares issued and outstanding at March 31, 2001 and December 31,
     2000, respectively ...........................................................     162,000         162,000
Additional paid-in capital ........................................................  67,363,000      67,083,000
Subscription receivable ...........................................................     (51,000)        (51,000)
Unearned compensatory cost ........................................................     (54,000)        (70,000)
Accumulated deficit ............................................................... (30,872,000)    (29,354,000)
Treasury stock, 511,200 and 260,600 shares common stock, at cost
     at March 31, 2001 and December 31, 2000, respectively ........................  (2,937,000)     (2,002,000)
                                                                                   ------------    ------------
          Total stockholders' equity ..............................................  33,619,000      35,775,000
                                                                                   ------------    ------------
          TOTAL ...................................................................$ 35,794,000    $ 37,378,000
                                                                                   ============    ============

                          CYTOCLONAL PHARMACEUTICS INC.

                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)




                                                        THREE MONTHS ENDED
                                                             MARCH 31,
                                                   ----------------------------
                                                       2001            2000
                                                   ------------    ------------
Revenue:
  Licensing & research collaborative
     agreement .................................   $    333,000    $    344,000
                                                   ------------    ------------
Operating Expenses:
  Research and development .....................   $  1,149,000    $    577,000
  General and administrative ...................        983,000       2,265,000
                                                   ------------    ------------
                                                      2,132,000       2,842,000
                                                   ------------    ------------
Operating (loss) ...............................     (1,799,000)     (2,498,000)
                                                   ------------    ------------
Other (Income) expenses:
  Interest income ..............................       (461,000)        (81,000)
  Interest expense .............................          2,000           2,000
                                                   ------------    ------------
                                                       (459,000)        (79,000)
                                                   ------------    ------------
NET LOSS .......................................     (1,340,000)     (2,419,000)
Preferred stock dividend .......................       (180,000)        (47,000)
                                                   ------------    ------------
Net loss attributable to
  common shareholders ..........................   $ (1,520,000)   $ (2,466,000)
                                                   ============    ============
Basic and diluted net loss per common share ....   $      (0.10)   $      (0.22)
                                                   ============    ============
Weighted average number of
  shares outstanding - basic and
  diluted ......................................     16,148,937      11,156,000
                                                   ============    ============

                          CYTOCLONAL PHARMACEUTICS INC.


                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                                                   THREE MONTHS ENDED
                                                                                        MARCH 31,
                                                                              ----------------------------
                                                                                  2001            2000
                                                                              ------------    ------------
Cash flows from operating activities:
   Net loss ...............................................................   ($ 1,340,000)   ($ 2,419,000)
   Adjustments to reconcile net loss to net
      cash used in operating activities:
         Depreciation and amortization ....................................         84,000          40,000
         Value assigned to warrant, options and compensatory stock ........        117,000       1,347,000
         Changes in:
         Prepaid expenses and other current assets ........................        109,000         (36,000)
         Deferred revenue .................................................        555,000         180,000
         Accounts payable and accrued expenses ............................         16,000          58,000
                                                                              ------------    ------------
              Net cash used in operating activities .......................       (459,000)       (830,000)
                                                                              ------------    ------------
Cash flows from investing activities:
   Purchase of equipment ..................................................       (185,000)        (63,000)
                                                                              ------------    ------------
          Net cash used in investing activities ...........................       (185,000)        (63,000)
                                                                              ------------    ------------
Cash flows from financing activities:
   Payment of royalties ...................................................              0         (41,000)
   Proceeds from exercise of options and warrants .........................     14,220,000
   Purchase of treasury stock .............................................       (935,000)              0
                                                                              ------------    ------------
            Net cash used in financing activities .........................       (935,000)     14,179,000
                                                                              ------------    ------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ......................     (1,579,000)     13,286,000
Cash and case equivalents at beginning of period ..........................     35,408,000       3,213,000
                                                                              ------------    ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ................................   $ 33,829,000    $ 16,499,000
                                                                              ============    ============

                          CYTOCLONAL PHARMACEUTICS INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2001
                                   (unaudited)

(1)      FINANCIAL STATEMENT PRESENTATION
         The unaudited financial statements of Cytoclonal Pharmaceutics Inc., a Delaware corporation (the "Company"), included herein have been prepared in accordance with the rules and regulations promulgated by the Securities and Exchange Commission and, in the opinion of management, reflect all adjustments (consisting only of normal recurring accruals) necessary to present fairly the results of operations for the interim periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations. However, management believes that the disclosures are adequate to make the information presented not misleading. These financial statements and the notes thereto should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000. The results for the interim periods are not necessarily indicative of the results for the full fiscal year.

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

(3)      LOSS PER COMMON SHARE
         Basic and diluted loss per common share is based on the net loss increased by dividends on preferred stock divided by the weighted average number of common shares outstanding during the period. No effect has been given to outstanding options, warrants or convertible preferred stock in the diluted computation, as their effect would be antidilutive.

(4)      STOCKHOLDERS' EQUITY
         The Company accounts for its stock-based compensation plans under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." In October 1995, the Financial Accounting Standards Board issued Statement No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), which establishes a fair value-based method of accounting for stock-based compensation plans. The Company has adopted the disclosure-only alternative under SFAS No. 123. The Company accounts for stock based compensation to nonemployees using the fair value method in accordance with SFAS No. 123 and Emerging Issues Task Force (EITF) Issue No. 96-18. The Company has recognized deferred stock compensation related to certain stock option and warrant grants. During the three months ended March 31, 2000 the Company granted 5,000 options to purchase shares of its Common Stock at $7.188 per share, in return for consulting services. The Company valued these warrants based on the Black-Scholes option pricing model. In connection therewith the Company recorded a non-cash charge of $1,392 during the three months ended March 31, 2001. In connection with other option grants to consultants in previous years the Company recorded a non-cash charge of $115,694 during the three months ended March 31, 2001.

(5)      DEFERRED REVENUE
         The Company recognizes revenue from development agreements over the stated life of the agreement. Amounts received in advance of the services to be performed are recorded as deferred revenue. Accordingly, funds of $1,000,000 received February 2001, net of $444,000 in revenues recognized in the quarters ending December 31, 2000 and March 31, 2001, are recorded as deferred revenue of $556,000.

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

     We have enhanced our executive management team to ensure that we have capable, experienced individuals in place to meet the increasing demands we face as the Company continues its plans. Ronald Lane Goode, Ph.D. has joined the Company as President and Chief Executive Officer. Dr. Goode is an accomplished pharmaceutical executive who has held key management positions at G. D. Searle & Co. and Pfizer Pharmaceuticals. He has an extensive record of success in business development, having been responsible for many of Searle's acquisitions and has supervised clinical development programs that led to the filing of over a dozen New Drug Approval applications. After his tenure at Searle, Dr. Goode was President and CEO of Unimed Pharmaceuticals, Inc. He positioned that company for sale to Solvay. Most recently he formed the consulting company Pharma-Links with the mission of being the "link" between pharmaceutical companies to help them create alliances, form joint ventures and effect various transactions. Dr. Goode succeeds founder Dr. Arthur P. Bollon who remains as non-executive Vice Chairman.

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

     We believe that we have a capable, focused Board and management team, promising technology and strong financial resources. During the next twelve months we plan on concentrating our efforts in the following areas:

     o Designing drugs (using QCT(TM)) that inhibit specific, targeted proteins;

     o Designing gene-regulating antisense reagents (using our OASIS(TM)genome library);

     o Continuing our collaboration with Bristol-Myers Squibb Company, Inc. pursuant to our license and research and development agreements to utilize microbial fermentation and genetic engineering to develop Paclitaxel in commercial quantities and at lower costs; and

     o Seeking to establish additional partnerships, strategic alliances and technology licenses for the development, manufacturing, marketing and sales of vaccines and pharmaceuticals for cancer detection and treatment, drug resistance, infectious diseases and genetic diseases.


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

RESULTS OF OPERATIONS

Revenue

     We recognized revenues of $333,000 and $344,000 for the three months ended March 2001, and 2000, respectively. Revenues in both quarters were attributable to license and research and development payments from our agreements with Bristol-Myers Squibb.

Research and Development Expenses

     We incurred research and development expenses of $1,149,000, and $577,000 for the three months ended March 2001 and 2000, respectively. The increase in research and development expenses in 2001 from 2000 was due to increases in research and development salaries due to additional scientific staff, increases in expenses for contract research and research consultants as well as increases in laboratory expenses as we expanded our research and development activities.

     We anticipate that we will incur increased research and development expenses as we move products from pre-clinical to clinical trials and as we expand our drug discovery efforts. We also expect to hire additional technical staff to aid in the fulfillment of these goals.

General and Administrative Expenses

     We incurred general and administrative expenses of $983,000 and $2,265,000 for the three months ended March 2001, and 2000, respectively. The primary decrease in general and administrative expenses in 2001 from 2000 was attributable to a decrease of $1,558,000 in public and financial relations expenses, which included $1,267,000 in non-cash charges in 2000 related to issuance of warrants to financial advisors offset by increases in salaries and other operating expenses in 2001 related to the addition of personnel and corporate activities.

     We anticipate that we will incur increased general and administrative expenses as we expand our administrative staff to aid in our business development.

Interest Income

     Interest income was $461,000 and $81,000 for the three months ended March 2001 and 2000, respectively. The increase in interest income is due to the increase in available cash balances resulting from the receipt of approximately $12,953,000 and $25,742,000 for the redemption of 1,992,829 and 2,941,905 Class
C and D warrants, respectively, received from January 1, 2000 through April 14, 2000.


Net Losses

     We incurred a net loss of $1,520,000 and $2,419,000 for the three months ended March 2001 and 2000, respectively. The decrease in net loss in 2001 from 2000 was attributable to an increase in interest income and a reduction in general and administrative operating expenses, partially offset by in increase in research and development expenses.

Liquidity and Capital Resources

     At March 31, 2001, we had cash and cash equivalents approximately $33,829,000. Since inception we have financed our operations from debt and equity financings as well as fees received from licensing and research and development agreements. During the three months ended March 31, 2001, we used cash of approximately $1,579,000 to fund our operating activities, principally caused by the net loss of $1,520,000. In addition, during the three months ended March 31, 2001 we used approximately $1,066,000 to fund our investing activities, principally caused by the purchase of treasury stock.

The Company accounts for its stock-based compensation plans under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." In October 1995, the Financial Accounting Standards Board issued Statement No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), which establishes a fair value-based method of accounting for stock-based compensation plans. The Company has adopted the disclosure-only alternative under SFAS No. 123. The Company accounts for stock based compensation to nonemployees using the fair value method in accordance with SFAS No. 123 and Emerging Issues Task Force
(EITF) Issue No. 96-18. The Company has recognized deferred stock compensation related to certain stock option and warrant grants. During the three months ended March 31, 2000 the Company granted 5,000 options to purchase shares of its Common Stock at $7.188 per share, in return for consulting services. The Company valued these warrants based on the Black-Scholes option pricing model. In connection therewith the Company recorded a non-cash charge of $1,392 during the three months ended March 31, 2001. In connection with other option grants to consultants in previous years the Company recorded a non-cash charge of $115,694 during the three months ended March 31, 2001.


     We have agreed to fund scientific research at academic institutions and/or to make minimum royalty payments for licensing and collaborative agreements of approximately $1,223,000 in 2001. We do not expect these arrangements to have a significant impact on our liquidity and capital resources. We intend to continue to maintain and develop relationships with academic institutions and to establish licensing and collaborative agreements.

     We have no material capital commitments for the year ended December 31, 2001.

     We believe that we have sufficient cash and cash equivalents on hand at March 31, 2001 to finance our plan of operation through March 31, 2002. However, there can be no assurance that we will generate sufficient revenues, if any, to fund our operations after such period or that any required financings will be available, through bank borrowings, debt or equity offerings, or otherwise, on acceptable terms or at all.

                           PART II. OTHER INFORMATION


Item 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     In January 2001, we issued 71,802 shares of Series A Preferred Stock as full payment of the dividend due on the Series A Preferred Stock for the year ended December 31, 2000 to the holders of such preferred stock. Such issuance was pursuant to Section 3(a)(9) promulgated under the Securities Act.


Item 6. EXHIBITS AND REPORTS ON FORM 8-K

        None


                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                 CYTOCLONAL PHARMACEUTICS INC.



Date: May 15, 2001                               /s/ Joan H. Gillett
                                                 ------------------------------
                                                 Joan H. Gillett, C.P.A.
                                                 Vice President/Controller
                                                 Principal Accounting Officer