Form 10-Q/A
period 2001-03-31
CYTOCLONAL PHARMACEUTICS INC /DE
filed 2001-05-18
CIK 944809

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q/A

(MARK ONE)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED      MARCH 31, 2001

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

FOR THE TRANSITION PERIOD FROM                TO
                               --------------    --------------

COMMISSION FILE NUMBER       0-26918
                      ---------------------------------------------------------

                          CYTOCLONAL PHARMACEUTICS INC.
        -----------------------------------------------------------------
        (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)


              DELAWARE                                        75-2402409
---------------------------------------------           -----------------------
(STATE OR OTHER JURISDICTION OF INCORPORATION           (I.R.S. EMPLOYER
  OR ORGANIZATION)                                      IDENTIFICATION NUMBER)

                2110 RESEARCH ROW, SUITE 621, DALLAS, TEXAS 75235
                -------------------------------------------------
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                 (214)-353-2922
                ------------------------------------------------
                (ISSUER'S TELEPHONE NUMBER, INCLUDING AREA CODE)


--------------------------------------------------------------------------
(FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR, IF CHANGED SINCE LAST
REPORT)

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



                                                                                                 Page(s)
                                                                                                 -------
PART I.  FINANCIAL INFORMATION

          Item 1. --  Financial Statements:

                      Balance Sheets as of March 31, 2001 (unaudited)
                        and December 31, 2000                                                       3

                      Statements of Operations for the Three Months
                        Ended March 31, 2001 and 2000 (unaudited)                                   4

                      Statements of Cash Flows for the Three Months
                        Ended March 31, 2001 and 2000 (unaudited)                                   5

                      Notes to Financial Statements                                                 6

          Item 2. --  Management's Discussion and Analysis of Financial
                        Condition and Results of Operations                                         8


PART II.  OTHER INFORMATION

            Item 2. -- Changes in Securities and use of Proceeds                                   12

            Item 6. -- Exhibits and Reports on Form 8-K                                            12

Signatures                                                                                         12

                                     PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                          CYTOCLONAL PHARMACEUTICS INC.
                                 BALANCE SHEETS

                                                                                           MARCH 31,       DECEMBER 31,
                                                                                              2001             2000
                                        ASSETS                                            (unaudited)
                                                                                        --------------    --------------
Current assets:
   Cash and cash equivalents                                                            $   33,829,000    $   35,408,000
   Prepaid expenses and other current assets                                                   387,000           495,000
                                                                                        --------------    --------------

          Total current assets                                                              34,216,000        35,903,000

Equipment, net                                                                                 643,000           512,000
Patent rights, less accumulated amortization of
    $792,000 and $764,000                                                                      642,000           670,000
Notes receivable-officer/stockholder-9.75% due April 30, 2003                                  278,000           278,000
Other assets                                                                                    15,000            15,000
                                                                                        --------------    --------------
          TOTAL                                                                         $   35,794,000    $   37,378,000
                                                                                        ==============    ==============

                         LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:

   Accounts payable and accrued expenses                                                       681,000           633,000
   Taxes payable                                                                                95,000            95,000
   Deferred revenue                                                                            556,000                 0
   Current portion of royalties payable                                                         93,000           125,000
                                                                                        --------------    --------------
           Total current liabilities                                                         1,425,000           853,000

Royalties payable less current portion                                                         750,000           750,000
                                                                                        --------------    --------------

          Total liabilities                                                                  2,175,000         1,603,000
                                                                                        --------------    --------------

Stockholders' equity:

    Preferred stock - $.01 par value, 10,000,000 shares authorized; 772,842 and
     718,353 shares of Series A convertible preferred issued and outstanding at
     March 31, 2001 and December 31, 2000, respectively (liquidation value
     $1,932,000 and $1,796,000 at March 31, 2001 and December 31, 2000, respectively)            8,000             7,000

    Common Stock - $.01 par value, 30,000,000 shares authorized: 16,164,043 and
     16,146,730 shares issued and outstanding at March 31, 2001 and December 31,
     2000, respectively                                                                        162,000           162,000

Additional paid-in capital                                                                  67,363,000        67,083,000
Subscription receivable                                                                        (51,000)          (51,000)
Unearned compensatory cost                                                                     (54,000)          (70,000)
Accumulated deficit                                                                        (30,872,000)      (29,354,000)
Treasury stock, 511,200 and 260,600 shares common stock, at cost
     at March 31, 2001 and December 31, 2000, respectively                                  (2,937,000)       (2,002,000)
                                                                                        --------------    --------------

          Total stockholders' equity                                                        33,619,000        35,775,000
                                                                                        --------------    --------------

          TOTAL                                                                         $   35,794,000    $   37,378,000
                                                                                        ==============    ==============

                          CYTOCLONAL PHARMACEUTICS INC.

                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                        Three Months Ended
                                                           March 31,
                                                --------------------------------
                                                     2001              2000
                                                --------------    --------------
Revenue:
  Licensing & research collaborative
     agreement                                  $      333,000    $      344,000
                                                --------------    --------------
Operating Expenses:
  Research and development                      $    1,149,000    $      577,000
  General and administrative                           983,000         2,265,000
                                                --------------    --------------
                                                     2,132,000         2,842,000
                                                --------------    --------------
Operating (loss)                                    (1,799,000)       (2,498,000)
                                                --------------    --------------
Other (Income) expenses:
  Interest income                                     (461,000)          (81,000)
  Interest expense                                       2,000             2,000
                                                --------------    --------------
                                                      (459,000)          (79,000)
                                                --------------    --------------
NET LOSS                                            (1,340,000)       (2,419,000)
Preferred stock dividend                              (180,000)          (47,000)
                                                --------------    --------------
Net loss attributable to
  to common shareholders                        $(1,520,000.00)   $(2,466,000.00)
                                                ==============    ==============
Basic and diluted net loss per common share     $        (0.10)   $        (0.22)
                                                ==============    ==============

Weighted average number of
  shares outstanding - basic and
  diluted                                           16,148,937        11,156,000
                                                ==============    ==============

                          CYTOCLONAL PHARMACEUTICS INC.


                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                     THREE MONTHS ENDED
                                                                                          MARCH 31,
                                                                              --------------------------------
                                                                                   2001              2000
                                                                              --------------    --------------
Cash flows from operating activities:
   Net loss                                                                   $   (1,340,000)   $   (2,419,000)
   Adjustments to reconcile net loss to net
      cash used in operating activities:
         Depreciation and amortization                                                84,000            40,000
         Value assigned to warrant, options and compensatory stock                   117,000         1,347,000
         Changes in:
         Prepaid expenses and other current assets                                   109,000           (36,000)
         Deferred revenue                                                            555,000           180,000
         Accounts payable and accrued expenses                                        16,000            58,000
                                                                              --------------    --------------
              Net cash used in operating activities                                 (459,000)         (830,000)
                                                                              --------------    --------------

Cash flows from investing activities:
   Purchase of equipment                                                            (185,000)          (63,000)
                                                                              --------------    --------------
          Net cash used in investing activities                                     (185,000)          (63,000)
                                                                              --------------    --------------

Cash flows from financing activities:
   Payment of royalties                                                                    0           (41,000)
   Proceeds from exercise of options and warrants                                                   14,220,000
   Purchase of treasury stock                                                       (935,000)                0
                                                                              --------------    --------------
            Net cash used in financing activities                                   (935,000)       14,179,000
                                                                              --------------    --------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                              (1,579,000)       13,286,000
Cash and cash equivalents at beginning of period                                  35,408,000         3,213,000
                                                                              --------------    --------------

CASH AND CASH EQUIVALENTS  AT END OF PERIOD                                   $   33,829,000    $   16,499,000
                                                                              ==============    ==============

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

(5)      DEFERRED REVENUE

         The Company recognizes revenue from development agreements over the stated live of the agreement. Amounts received in advance of the services to be performed are recorded as deferred revenue. Accordingly, funds of $1,000,000 received February 2001, net of $444,000 in revenues recognized in the quarters ending December 31, 2000 and March 31,2001 are recorded as deferred revenue of $556,000.

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

          We believe that we have sufficient cash and cash equivalents at March 31, 2001 to finance our plan of operation through March 31, 2002. However, there can be no assurance that we will generate sufficient revenues, if any, to fund our operations after such period or that any required financings will be available, through bank borrowings, debt or equity offerings, or otherwise, on acceptable terms or at all.

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



                                            CYTOCLONAL PHARMACEUTICS INC.



Date: May 18, 2001                          /s/ Joan H. Gillett
                                            -----------------------------------
                                            Joan H. Gillett, C.P.A.
                                            Vice President/Controller
                                            Principal Accounting Officer