Form 10-Q
period 2001-06-30
CYTOCLONAL PHARMACEUTICS INC /DE
filed 2001-08-14
CIK 944809

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(MARK ONE)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED      JUNE 30, 2001
                               ------------------------

[ ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
FOR THE TRANSITION PERIOD FROM                TO
                               --------------    --------------

COMMISSION FILE NUMBER            0-26918
                       ----------------------------

                          CYTOCLONAL PHARMACEUTICS INC.
        -----------------------------------------------------------------
        (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)


              DELAWARE                                                     75-2402409
---------------------------------------------                 --------------------------------------
(STATE OR OTHER JURISDICTION OF INCORPORATION                 (I.R.S. EMPLOYER IDENTIFICATION NUMBER)
             OR ORGANIZATION)

                2110 RESEARCH ROW, SUITE 621, DALLAS, TEXAS 75235
                -------------------------------------------------
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                 (214)-353-2922
                ------------------------------------------------
                (ISSUER'S TELEPHONE NUMBER, INCLUDING AREA CODE)


  -----------------------------------------------------------------------------
   (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR, IF CHANGED SINCE LAST
                                    REPORT)

         CHECK WHETHER THE ISSUER: (1) FILED ALL REPORTS REQUIRED TO BE FILED BY
SECTION 13 OR 15(d) OF THE EXCHANGE ACT DURING THE PAST 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

YES        X          NO
    ---------------      ---------------


                      APPLICABLE ONLY TO CORPORATE ISSUERS

         STATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON EQUITY, AS OF THE LATEST PRACTICABLE DATE: 16,174,173 SHARES OF COMMON STOCK, $.01 PAR VALUE, OUTSTANDING AS OF AUGUST 1, 2001.

                          CYTOCLONAL PHARMACEUTICS INC.
                                TABLE OF CONTENTS

                                                                                            Page(s)
                                                                                            -------
PART I.  FINANCIAL INFORMATION

                  Item 1. --   Financial Statements:

                               Balance Sheets as of June 30, 2001 (unaudited)
                               and December 31, 2000                                            3

                               Statements of Operations for the Three Months
                               And Six Months Ended June 30, 2001 and 2000  (unaudited)         4

                               Statements of Cash Flows for the Six Months
                               Ended June 30, 2001 and 2000 (unaudited)                         5

                               Notes to Financial Statements (unaudited)                        6

                  Item 2. --   Management's Discussion and Analysis of Financial
                               Condition and Results of Operations                              8


PART II.  OTHER INFORMATION

                  Item 2. --  Changes in Securities and Use of Proceeds                        12

                  Item 4. --  Submission of Matters to a Vote of Security Holders              12

                  Item 6. --  Exhibits and Reports on Form 8-K                                 12

  Signatures                                                                                   13

                         CYTOCLONAL PHARMACEUTICS, INC.
                                 BALANCE SHEET

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                          Cytoclonal Pharmaceutics Inc.
                                  Balance Sheet
                                   (unaudited)

                                                                       June 30,
                                                                         2001         December 31,
                                    ASSETS                            (unaudited)        2000
                                                                      -----------     ------------
Current assets:

   Cash (principally money market)                                    $ 10,632,000    $ 35,408,000
   Investments                                                          20,070,000
   Prepaid expenses and other current assets                               514,000         495,000
                                                                      ------------    ------------
          Total current assets                                          31,216,000      35,903,000

Equipment, net                                                             801,000         512,000
Leasehold Improvements, net                                                 63,000
Patent rights, less accumulated amortization of
    $820,000 and $654,000                                                  614,000         670,000
Notes receivable-officer/stockholder-9.75%
    due April 30, 2003                                                     278,000         278,000
Other assets                                                                 5,000          15,000
                                                                      ------------    ------------

          TOTAL                                                       $ 32,977,000    $ 37,378,000
                                                                      ============    ============

           LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:

   Accounts payable and accrued expenses                              $    616,000    $    633,000
   Accrued restructuring expenses                                          465,000
   Taxes payable                                                            50,000          95,000
   Deferred revenue from research and development
     collaborative contract                                                222,000
   Current portion of royalties payable                                    125,000         125,000
                                                                      ------------    ------------
           Total current liabilities                                     1,478,000         853,000

Royalties payable less current portion                                     687,000         750,000
                                                                      ------------    ------------

          Total liabilities                                              2,165,000       1,603,000
                                                                      ------------    ------------

Stockholders' equity:

    Preferred stock - $.01 par value, 10,000,000 shares authorized;
     762,712 and 718,353 shares of Series A convertible preferred issued and outstanding at June 30, 2001 and December 31, 2000, respectively (liquidation value $1,906,800 and $1,795,900 at
     June 30, 2001 and December 31, 2000, respectively)                      8,000           7,000

    Common Stock - $.01 par value, 30,000,000 shares authorized:
     16,174,173 and 16,146,730 shares issued and outstanding at
     June 30, 2001 and December 31, 2000, respectively                     162,000         162,000

Additional paid-in capital                                              67,284,000      67,083,000
Subscription receivable                                                   (351,000)        (51,000)
Deferred stock-based compensation                                         (300,000)        (70,000)
Accumulated deficit                                                    (33,821,000)    (29,354,000)
Treasury stock, 411,200 shares of common stock and
    260,600 shares at cost June 30, 2001 and December 31, 2000,
    respectively                                                        (2,170,000)     (2,002,000)
                                                                      ------------    ------------

          Total stockholders' equity                                    30,812,000      35,775,000
                                                                      ------------    ------------

          TOTAL                                                       $ 32,977,000    $ 37,378,000
                                                                      ============    ============


See notes to financial statements.

                         CYTOCLONAL PHARMACEUTICS, INC.
                            STATEMENTS OF OPERATIONS
                                  (unaudited)


                                               Three Months Ended              Six Months Ended
                                                   June 30,                        June 30,
                                         ----------------------------    ----------------------------
                                             2001            2000            2001           2000
                                         ------------    ------------    ------------    ------------
                                                           (note 4)                       (note 4)
Revenue:
  Licensing & research collaborative
     agreement                           $    334,000    $    343,000    $    667,000    $    687,000
                                         ------------    ------------    ------------    ------------
Operating Expenses:
  Research and development                  1,858,000         608,000       3,006,000       1,185,000
  General and administrative                1,791,000       1,464,000       2,776,000       3,729,000
                                         ------------    ------------    ------------    ------------
                                            3,649,000       2,072,000       5,782,000       4,914,000
                                         ------------    ------------    ------------    ------------

Operating (loss)                           (3,315,000)     (1,729,000)     (5,115,000)     (4,227,000)
                                         ------------    ------------    ------------    ------------

Other (Income) expense:
  Interest (income)                          (367,000)       (435,000)       (828,000)       (516,000)
  Interest expense                              1,000           1,000           1,000           3,000
                                         ------------    ------------    ------------    ------------
                                             (366,000)       (434,000)       (827,000)       (513,000)
                                         ------------    ------------    ------------    ------------

NET (LOSS)                                 (2,949,000)     (1,295,000)     (4,288,000)     (3,714,000)
Preferred stock dividend                           (0)        (43,000)       (180,000)        (87,000)
                                         ------------    ------------    ------------    ------------

Net (loss) attributable to
  common shareholders                    $ (2,949,000)   $ (1,338,000)   $ (4,468,000)   $ (3,801,000)
                                         ============    ============    ============    ============

Net (loss) per share-basic and diluted          (0.18)          (0.09)          (0.28)          (0.29)
                                         ============    ============    ============    ============

Weighted average number of
  shares outstanding - basic and
  diluted                                  16,154,427      15,197,000      16,160,388      13,177,000
                                         ============    ============    ============    ============


See notes to financial statements

                          CYTOCLONAL PHARMACEUTICS INC.
                            STATEMENTS OF CASH FLOWS
                                   (unaudited)


                                                                       Six Months Ended
                                                                            June 30,
                                                                  ----------------------------
                                                                      2001            2000
                                                                  ------------    ------------
Cash flows from operating activities:
   Net (loss)                                                     $ (4,288,000)   $ (3,714,000)
   Adjustments to reconcile net (loss) to net
      cash used in operating activities:
        Depreciation and amortization                                  136,000          85,000
        Value stock-based compensation                                 234,000       1,813,000
        Changes in:
          Other assets                                                  47,000         (16,000)
          Deferred revenue                                             222,000        (140,000)
          Accounts payable and accrued expenses                        340,000          43,000
                                                                  ------------    ------------
            Net cash used in operating activities                   (3,309,000)     (1,929,000)
                                                                  ------------    ------------

Cash flows from investing activities:
   Notes receivable - officer/shareholder                                   --         (63,000)
   Purchase of securities                                          (20,070,000)             --
   Purchase of equipment                                              (461,000)        (27,000)
                                                                  ------------    ------------
          Net cash used in investing activities                    (20,531,000)        (90,000)
                                                                  ------------    ------------

Cash flows from financing activities:
   Proceeds from exercise of options and warrants                           --      38,423,000
   Payment of royalties                                                     --         (73,000)
   Purchase of treasury stock                                         (936,000)       (743,000)
                                                                  ------------    ------------
            Net cash (used in) provided by financing activities       (936,000)     37,607,000
                                                                  ------------    ------------

NET INCREASE (DECREASE) IN CASH                                    (24,776,000)     35,588,000
Cash at beginning of period                                         35,408,000       3,213,000
                                                                  ------------    ------------

CASH AT END OF PERIOD                                             $ 10,632,000    $ 38,801,000
                                                                  ============    ============



Supplemental disclosures of cash flow information:
    Noncash investing activities:
        Equipment acquired included in accounts
           payable and accrued expenses:                                    --    $     15,000


See notes to financial statements

                          CYTOCLONAL PHARMACEUTICS INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2001
                                   (unaudited)

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

(4)      STOCK BASED COMPENSATION
         The Company accounts for its stock-based compensation plans under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." In October 1995, the Financial Accounting Standards Board issued Statement No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), which establishes a fair value-based method of accounting for stock-based compensation plans. The Company has adopted the disclosure-only alternative under SFAS No. 123. The Company accounts for stock based compensation to nonemployees using the fair value method in accordance with SFAS No. 123 and Emerging Issues Task Force (EITF) Issue No. 96-18. The Company has recognized deferred stock compensation related to certain stock option and warrant grants. During the six months ended June 30, 2001 the Company granted 5,000 options to purchase shares of its Common Stock at $7.188 per share, in return for consulting services. The Company valued these warrants based on the Black-Scholes option-pricing model. In connection therewith, the Company recorded a non-cash charge of $2,784 during the six months ended June 30, 2001. In connection with other option grants to consultants in previous years, the Company recorded a non-cash charge of $231,388 during the six months ended June 30, 2001.

(5)      DEFERRED REVENUE
         The Company recognizes revenue from development agreements over the stated life of the agreement. Amounts received in advance of the services to be performed are recorded as deferred revenue. Accordingly, funds of $1,000,000 received February 2001, net of $777,000 in revenues recognized in the quarters ending December 31, 2000, March 31, 2001 and June 30,2001, are recorded as deferred revenue of $222,000 as of June 30, 2001.

(6)      ACCRUED RESTRUCTURING EXPENSES
         The Company generally recognizes operating expenses as incurred. As a part of its efforts to redirect Company resources for its projects, the company restructured its organizational structure and eliminated four positions in various divisions. The entire anticipated costs, ($460,000) was charged to operations in the quarter ending June 30,2001. The Company will continue to refine its plans regarding other potential changes and anticipates completion by December 31, 2001. Any further effect on revenue or net operating losses from the restructure is expected to be minimal.

(7)      SALE OF TREASURY STOCK
         In May 2001, the Company sold 100,000 shares of treasury stock to President/CEO Ronald L. Goode for a purchase price of $3.25 per share of common stock, the fair market value at the time of the purchase, and provided financing of $300,000 from the Company. The transaction was classified as a loan and the unpaid balance of $300,000 is reflected as subscriptions receivable in stockholder's equity. The Company values its investment in its common stock at a weighted average cost of approximately $7.67 per share, and accordingly, reflected a reduction of Additional Paid in Capital of $442,000, or the difference between and the weighted average price of $767,000 and the purchase price of $325,000.

(8)      OTHER ACCOUNTING PRONOUNCEMENTS
         In June 2001, the Financial Accounting Standards Boards issued Statement No. 141 Business Combinations, and Statement No. 142 Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the new rules. Other intangible assets will continue to be amortized over their useful lives. The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. The Company will perform the first of the required impairment tests of goodwill and other intangible assets during 2002. The Company has not yet determined what the effect of the new statements and required impairment tests will be on the earnings and financial position of the Company.

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

     We were organized and commenced operations in September 1991. Our efforts have been principally devoted to research and development activities and organizational efforts, including the development of products for the treatment of cancer and infectious diseases. For the past three years we have acquired advanced drug creation software and technology, recruited competent experienced scientific and management personnel and advisors and raised capital. Our strong financial position has provided the necessary resources to become a fully operational and profitable drug creation company. We are currently engaged in a strategic planning process designed to identify and implement the changes necessary to complete that task.

   We have strengthened our Board of Directors, elected a new Chairman, and enhanced our executive staff with the addition of a new President/CEO, and two vice-presidents, one as controller and one in business development. Our former President and CEO, also a founder of the Company, has taken on the role of Executive Vice President and remains a director.

   Since the beginning of the second quarter, our management team has, with the assistance of other staff members as well as expert scientific and business consultants, reviewed and analyzed all the existing operations of the Company, its projections, assumptions and future plans. This rigorous analysis is driven by a renewed focus to achieve future profitability and to ensure that existing resources will be adequate to achieve that purpose. An integral part of this process has been a review of the current marketplace for our proposed products and services, an updated evaluation of our competitors and their products, and a realistic evaluation of the viability of the products we have in development. As we progress towards the completion of this comprehensive strategic planning process, we have implemented improvements to the organization of our personnel. As a result of this process the Company has established a reserve for restructure that recognizes $460,000 in operating expenses for current positions that have been eliminated in order to allow for the hiring of highly skilled scientists.

   We expect to make additional revisions to our operations to eliminate non-productive activities and to appropriately balance short and long-term profitability. We have reviewed our past performance in establishing reasonable timetables and are refocusing our efforts to accurately estimate a realistic timeframe.

     We continue to focus on the expansion of our two drug design platform technologies: Quantum Core Technologies(TM) (QCT(TM)) and OASIS(TM) as well as the other activities described below. We have strengthened and expanded our affiliations with universities and other research institutions to ensure that we obtain the most advanced scientific knowledge available. In addition, we have increased our emphasis of identifying opportunities for collaborations, strategic alliances and joint ventures with pharmaceutical and biotechnology companies for the commercial development of our products.

         We believe that we have a capable, focused Board and management team, promising technology and strong financial resources. We intend to take the steps as identified in our strategic planning process, eliminating the less productive activities and concentrating our efforts and resources on the projects with the most promise. During the next twelve months we plan on concentrating our efforts in the following areas:

     o Designing drugs (using QCT(TM)) that inhibit specific, targeted proteins;

     o Designing gene-regulating antisense reagents (using our OASIS(TM) genome library);

     o Continuing our collaboration with Bristol-Myers Squibb Company, Inc. pursuant to our license and research and development agreements to utilize microbial fermentation and genetic engineering to develop Paclitaxel in commercial quantities at lower costs; and

     o Seeking to establish additional partnerships and strategic alliances for the development, manufacturing, marketing and sales of vaccines and pharmaceuticals for treatment and prevention of cancer and infectious diseases.

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

RESULTS OF OPERATIONS

Revenue

         We recognized revenues of $667,000 and $687,000 for the six months ended June 30, 2001, and June 30, 2000, respectively. Revenues were $334,000 and $343,000 for the three months ended June 30, 2001 and June 30, 2000 respectively. Revenues in both periods were attributable to license and research and development payments from our agreements with Bristol-Myers Squibb.

Research and Development Expenses

         We incurred research and development expenses of $3,006,000 and $1,185,000 for the six months ended June 30, 2001 and 2000, respectively. For the quarter, ended June 30, 2001 and 2000, research and development expenses were $1,858,000 and $608,000, respectively. The increase in research and development expenses in 2001 from 2000 was related to increases in research and development salaries due to additional scientific staff, increases in expenses for contract research and research consultants as well as increases in laboratory expenses as we expanded our research and development activities. Expenses related to restructuring our scientific staff also contributed to the increase of research and development costs. In addition, $300,000 in costs for research consultants, which in prior years were charged to general and administrative expenses, has now been classified as research cost.

         We anticipate that we will incur increased research and development expenses as we move products from pre-clinical to clinical trials and as we expand our drug discovery efforts. We also expect to hire additional technical staff to aid in the fulfillment of these goals.

General and Administrative Expenses

         We incurred general and administrative expenses of $2,776,000 and $3,729,000 for the six months ended June 30, 2001, and 2000, respectively. The primary decrease in these expenses was attributable to a decrease in public and financial relations expenses, which included $1,613,000 in non-cash charges in 2000 related to issuance of warrants to financial advisors offset by increases in salaries and other operating expenses in 2001 related to the addition of personnel and corporate activities. For the quarter ended June 30, 2001 and 2000, general and administrative expenses were $1,791,000 and $1,464,000, respectively. The primary increase in general and administrative expenses in 2001 from 2000 is a result of the restructuring efforts of the Company which included hiring additional senior staff members, consultant fees for business and scientific experts and other related activities.

         We anticipate that we will incur increased general and administrative expenses as we expand our administrative staff to aid in our business development efforts.

Interest Income

         Interest income was $828,000 and $516,000 for the six months ended June 2001 and 2000, respectively. Interest income was $367,000 and $435,000 for the three months ended June 30, 2001 and 2000, respectively. The increase in interest income is due to the increase in available cash balances resulting from the conversion of approximately 5,000,000 in C and D warrants which resulted in the receipt of approximately $40,000,000 during the first six months of 2000.

Net Loss

         We incurred net losses of $4,288,000 and $3,714,000 for the six months ended June 30, 2001 and 2000, respectively. Net losses were $2,949,000 and $1,295,000 for the three months ended June 30, 2001 and 2000, respectively. The increase in net loss in 2001 to 2000 was attributable to an increase in costs for hiring both scientific and management personnel, costs related to restructuring the operations of the Company as well as increased operating costs for research and development as we expand our drug creation efforts.

Liquidity and Capital Resources

         At June 30, 2001, we had cash and cash equivalents of approximately $10,632,000 and investments in marketable securities of $20,070,000. Since inception we have financed our operations from debt and equity financings as well as fees received from licensing and research and development agreements. During the six months ended June 2001, we used cash of approximately $3,309,000 to fund our operating activities, principally caused by the net loss of $4,468,000. In addition, during the three months ended June 30, 2001 we used approximately $20,070,000 to fund investing activities, which primarily consisted of the purchase of securities and financing expenses of $936,000 for the purchase of treasury stock.

            The Company accounts for its stock-based compensation plans under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." In October 1995, the Financial Accounting Standards Board issued Statement No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), which establishes a fair value-based method of accounting for stock-based compensation plans. The Company has adopted the disclosure-only alternative under SFAS No. 123. The Company accounts for stock based compensation to nonemployees using the fair value method in accordance with SFAS No. 123 and Emerging Issues Task Force (EITF) Issue No. 96-18. The Company has recognized deferred stock compensation related to certain stock option and warrant grants. During the six months ended June 30, 2001 the Company granted 5,000 options to purchase shares of its Common Stock at $7.188 per share, in return for consulting services. The Company valued these warrants based on the Black-Scholes option pricing model. In connection therewith the Company recorded a non-cash charge of $2,784 during the six months ended June 30, 2001. In connection with other option grants to consultants in previous years the Company recorded a non-cash charge of $231,388 during the six months ended June 30, 2001.

         We have agreed to fund scientific research at academic institutions and/or to make minimum royalty payments for licensing and collaborative agreements of approximately $800,000 for the two quarters remaining in 2001. We do not expect these arrangements to have a significant impact on our liquidity and capital resources. We intend to continue to maintain and develop relationships with academic institutions and to establish licensing and collaborative agreements.

         We have no material capital commitments for the year ending December 31, 2001.

         We believe that we have sufficient cash and cash equivalents at June 30, 2001 to finance our plan of operation through December 31, 2002. However, there can be no assurance that we will generate sufficient revenues, if any, to fund our operations after such period or that any required financings will be available, through bank borrowings, debt or equity offerings, or otherwise, on acceptable terms or at all.

                           PART II. OTHER INFORMATION


Item 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

                  For the quarter ended June 30, 2001, the Company sold 100,000 shares of Company stock held as Treasury stock to President/CEO Ronald L. Goode at a purchase price of $3.25. The shares of Common Stock were granted and sold pursuant to the exemption afforded by Section 4(2) promulgated under the Securities Act since such issuances did not involve a public offering.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  The Company held its Annual Meeting of Stockholders ("Annual Meeting") on June 4, 2001 which was adjourned until June 15, 2001. The purpose of the Annual Meeting was (i) to elect seven directors each for a term of one year or until their respective successors are elected and qualified; (ii) to ratify the selection of Ernst & Young LLP as independent auditors of the Company for its fiscal year ending December 31, 2001; and (iii) to approve amendments to the Company's 2000 Stock Option Plan to (a) increase the number of incentive stock options and nonqualified stock options available for grant from 1,500,000 to 2,750,000 options, and the number of shares of common stock reserved for issuance thereunder from 1,500,000 to 2,750,000; (b) change the vesting period for options, such that one-third of the options vest on the first anniversary of the date of grant, one-third vest on the second anniversary of the date of grant and the final third vest on the third anniversary of the date of grant; and (c) permit new option holders and existing option holders to exercise their options by cashless exercise of their options or other means.

                  At the Annual Meeting, Arthur P. Bollon, Robert J. Easton, Gary E. Frashier, Ira J. Gelb, Irwin C. Gerson, Ronald L. Goode and Walter M. Lovenberg were elected as directors of the Company. The number of votes for each of the nominees was 14,825,901 for and 292,202 withheld. The stockholders voted 14,845,254 shares to ratify the selection of Ernst & Young LLP as independent auditors of the Company for its fiscal year ending December 31, 2001, 240,790 shares voted against and 32,059 shares abstained. The amendments to the Company's 2000 Stock Option Plan were approved by the Company's stockholders by a vote of 2,608,907 shares for, 2,094,784 shares against, and 63,131 shares abstained.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

     The Company filed a Report 8-K on April 27, 2001 to announce that Richard
A. Eisner was dismissed as the Company's independent auditor. The firm of Ernst & Young was elected as the Company's independent auditors.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         CYTOCLONAL PHARMACEUTICS INC.



Date: August 14, 2001                    /s/ Joan H. Gillett
                                         ------------------------------
                                         Joan H. Gillett, C.P.A.
                                         Vice President/Controller
                                         Principal Accounting Officer