Form 10-Q
period 2001-09-30
EXEGENICS INC
filed 2001-11-14
CIK 944809

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q
                                   (MARK ONE)
   [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

      [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
              FOR THE TRANSITION PERIOD FROM            TO

                         COMMISSION FILE NUMBER 0-26918


                                 eXegenics Inc.
        (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)



                    DELAWARE                               75-2402409
 (STATE OR OTHER JURISDICTION OF INCORPORATION          (I.R.S. EMPLOYER
               OR ORGANIZATION)                      IDENTIFICATION NUMBER)



                2110 RESEARCH ROW, SUITE 621, DALLAS, TEXAS 75235
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)


                                 (214)-358-2000
                (ISSUER'S TELEPHONE NUMBER, INCLUDING AREA CODE)


                          CYTOCLONAL PHARMACEUTICS INC.
              (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR,
                         IF CHANGED SINCE LAST REPORT)



         CHECK WHETHER THE ISSUER: (1) FILED ALL REPORTS REQUIRED TO BE FILED BY
SECTION 13 OR 15(d) OF THE EXCHANGE ACT DURING THE PAST 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

YES  X          NO
    ---            ---



         STATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON EQUITY, AS OF THE LATEST PRACTICABLE DATE: 16,174,173 SHARES OF COMMON STOCK, $.01 PAR VALUE, OUTSTANDING AS OF NOVEMBER 10, 2001.

                                TABLE OF CONTENTS

                                                                                                             Page(s)
                                                                                                             -------
PART I.  FINANCIAL INFORMATION

       Item 1. --  Financial Statements:

                   Balance Sheets as of September 30, 2001 (unaudited)
                   and December 31, 2000                                                                          3

                   Statements of Operations for the Three Months Ended
                   September 30, 2001 and 2000 and for the Nine months
                   Ended September 30, 2001 and 2000
                   (unaudited)                                                                                    4

                   Statements of Cash Flows for the Nine Months
                   Ended September 30, 2001 and 2000 (unaudited)                                                  5

                   Notes to Financial Statements                                                                  6

       Item 2. --  Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                                                            9

       Item 3. --  Quantitative and Qualitative Disclosures About
                   Market Risk                                                                                   13

PART II.  OTHER INFORMATION

       Item 1. --  Legal Proceedings                                                                             14

       Item 2. --  Changes in Securities and Use of Proceeds                                                     14

       Item 3. --  Defaults upon Senior Securities                                                               14

       Item 4. --  Submission of Matters to a Vote of
                   Security Holders                                                                              14

       Item 5. --  Other Information                                                                             14

       Item 6. --  Exhibits and Reports on Form 8-K                                                              14

                                    eXegenics Inc.
                                     BALANCE SHEET
                                      (unaudited)

                                                                                         SEPTEMBER 30,       DECEMBER 31,
                                                                                              2001              2000
                                        ASSETS                                            (UNAUDITED)
                                                                                         -------------       -------------
Current assets:
   Cash (principally money market)                                                       $  19,137,000       $  35,408,000
   Investments                                                                              10,030,000
   Prepaid expenses and other current assets                                                   692,000             495,000
                                                                                         -------------       -------------
          Total current assets                                                              29,859,000          35,903,000

Equipment, net                                                                                 814,000             512,000
Leasehold Improvements, net                                                                     52,000
Patent rights, less accumulated amortization of
    $820,000 and $654,000                                                                      587,000             670,000

Notes receivable-officer/stockholder                                                           278,000             278,000
Other assets                                                                                    16,000              15,000
                                                                                         -------------       -------------

          TOTAL                                                                          $  31,606,000       $  37,378,000
                                                                                         =============       =============

                         LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Accounts payable and accrued expenses                                                 $   2,325,000       $     633,000
   Accrued restructuring expenses                                                              340,000
   Taxes payable                                                                                     0              95,000
   Deferred revenue from research and development
     collaborative contract                                                                    389,000
   Current portion of royalties payable                                                         94,000             125,000
                                                                                         -------------       -------------
           Total current liabilities                                                         3,148,000             853,000

Royalties payable less current portion                                                         687,000             750,000
                                                                                         -------------       -------------
          Total liabilities                                                                  3,835,000           1,603,000
                                                                                         -------------       -------------

Stockholders' equity:
    Preferred stock - $.01 par value, 10,000,000 shares authorized; 762,712 and
     718,353 shares of Series A convertible preferred issued and outstanding at
     September 30, 2001 and December 31, 2000, respectively (liquidation value
     $1,906,800 and $1,795,900 at September 30, 2001 and December 31, 2000,
     respectively)                                                                               8,000               7,000

    Common Stock - $.01 par value, 30,000,000 shares authorized: 16,174,173 and
     16,146,730 shares issued and outstanding at September 30, 2001 and December
     31, 2000, respectively                                                                    162,000             162,000

Additional paid-in capital                                                                  67,284,000          67,083,000
Subscription receivable                                                                       (357,000)            (51,000)
Deferred stock-based compensation                                                             (182,000)            (70,000)
Accumulated deficit                                                                        (36,574,000)        (29,354,000)
Treasury stock, 511,200 (plus warrants to purchase 40,605) and 260,600 shares of
     common stock at cost at September 30, 2001 and December 31,2000 Respectively           (2,570,000)         (2,002,000)
                                                                                         -------------       -------------

          Total stockholders' equity                                                        27,771,000          35,775,000
                                                                                         -------------       -------------

          TOTAL                                                                          $  31,606,000       $  37,378,000
                                                                                         =============       =============

        See accompanying notes, which are an integral part, to financial statements.

                                 eXegenics Inc.
                            STATEMENTS OF OPERATIONS
                                   (unaudited)



                                                   Three Months Ended                    Nine Months Ended
                                                      September 30,                        September 30,
                                            -------------------------------       -------------------------------
                                               2001               2000                2001               2000
                                            ------------       ------------       ------------       ------------
Revenue:
  Licensing & research collaborative
     agreement                              $    333,000       $     67,000       $  1,000,000       $    754,000
                                            ------------       ------------       ------------       ------------
Operating Expenses:
  Research and development                     1,106,000            891,000          4,112,000          2,076,000
  General and administrative                   2,268,000          1,662,000          5,044,000          5,391,000
                                            ------------       ------------       ------------       ------------
                                               3,374,000          2,553,000          9,156,000          7,467,000
                                            ------------       ------------       ------------       ------------

Operating (loss)                              (3,041,000)        (2,486,000)        (8,156,000)        (6,713,000)
                                            ------------       ------------       ------------       ------------

Other (Income) expense:
  Interest (income)                              289,000            529,000          1,117,000          1,045,000
  Interest expense                                    --              1,000              1,000              4,000
                                            ------------       ------------       ------------       ------------
                                                 289,000            528,000          1,116,000          1,041,000

NET (LOSS)                                    (2,752,000)        (1,958,000)        (7,040,000)        (5,672,000)
Preferred stock dividend                              --            (49,000)          (180,000)          (136,000)
                                            ------------       ------------       ------------       ------------

Net (loss) attributable to
  common shareholders                       $ (2,752,000)      $ (2,007,000)      $ (7,220,000)      $ (5,808,000)
                                            ============       ============       ============       ============

Net (loss) per share-basic and diluted      $      (0.17)      $      (0.13)      $      (0.45)      $      (0.44)
                                            ============       ============       ============       ============

Weighted average number of
  shares outstanding - basic and
  diluted                                     16,174,173         15,197,000         16,165,018         13,177,000
                                            ============       ============       ============       ============



  See accompanying notes, which are an integral part, to financial statements
                                        eXegenics Inc.
                                   STATEMENTS OF CASH FLOWS
                                         (unaudited)



                                                                             NINE MONTHS ENDED
                                                                               SEPTEMBER 30,
                                                                     ---------------------------------
                                                                          2001               2000
                                                                     -------------       -------------
Cash flows from operating activities:
   Net (loss)                                                        $  (7,041,000)      $  (5,672,000)
   Adjustments to reconcile net (loss) to net
      cash used in operating activities:
        Depreciation and amortization                                      332,000             195,000
        Stock-based compensation                                          (112,000)          2,355,000
        Changes in:
          Other assets                                                    (198,000)           (210,000)
          Deferred revenue                                                 389,000            (207,000)
          Accounts payable and accrued expenses                          1,938,000              68,000
                                                                     -------------       -------------
            Net cash used in operating activities                       (4,692,000)         (3,471,000)
                                                                     -------------       -------------

Cash flows from investing activities:
   Notes receivable - officer/shareholder                                       --            (204,000)
   Purchase of securities                                              (10,030,000)                 --
   Purchase of equipment                                                  (603,000)           (442,000)
                                                                     -------------       -------------
          Net cash used in investing activities                        (10,633,000)           (646,000)
                                                                     -------------       -------------

Cash flows from financing activities:
   Proceeds from exercise of options and warrants                               --          38,538,000
   Payment of royalties                                                    (94,000)            (73,000)
   Stock subscriptions                                                    (284,000)                 --
   Purchase of treasury stock                                             (568,000)         (1,089,000)
                                                                     -------------       -------------
            Net cash (used in) provided by financing activities           (946,000)         37,376,000
                                                                     -------------       -------------

NET INCREASE (DECREASE) IN CASH                                        (16,271,000)         33,259,000
Cash at beginning of period                                             35,408,000           3,213,000
                                                                     -------------       -------------

CASH AT END OF PERIOD                                                $  19,137,000       $  36,472,000
                                                                     =============       =============


   See accompanying notes, which are an integral part, to financial statements
                                 eXegenics Inc.
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2001
                                   (unaudited)


(1)      FINANCIAL STATEMENT PRESENTATION

         The unaudited financial statements of eXegenics Inc., a Delaware corporation (the "Company"), included herein have been prepared in accordance with the rules and regulations promulgated by the Securities and Exchange Commission and, in the opinion of management, reflect all adjustments (consisting only of normal recurring accruals) necessary to present fairly the results of operations for the interim periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, management believes that the disclosures are adequate to make the information presented not misleading. These financial statements and the notes thereto should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000. The results for the interim periods are not necessarily indicative of the results for the full fiscal year.

(2)      ACCOUNTING PRONOUNCEMENTS

         In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 142-Goodwill and Other Intangible Assets ("FASB 142"), effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have an indefinite life will no longer be amortized but will be subject to annual impairment tests in accordance with FASB
         142. Other intangible assets will continue to be amortized over their useful life. The Company has not yet determined what the effect of FASB 142 will be on its operations and financial position.

         In August 2001, the Financial Accounting Standards Board issued Standard No. 144--Accounting for the Impairment or Disposal of Long-Lived Assets ("FASB 144") effective for fiscal years beginning after December 15, 2001. FASB 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. This statement supersedes FASB 121--Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of. FASB 144 retains the fundamental provisions of FASB 121 for (a) recognition and measurement of the impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sale. The Company has not yet determined what the effect of FASB 144 will be on its operations and financial position.

(3)      RESEARCH AND COLLABORATIVE AGREEMENT

         In June 1998, the Company entered into a license and research agreement with Bristol-Myers Squibb ("BMS") on two technologies related to production of paclitaxel, the active ingredient in BMS's largest selling cancer product, Taxol(R). The agreement includes fees, milestone payments, research and development support and minimum and sales based royalties. The agreement was renewed in 2000 for an additional 2-year period.

                                 eXegenics Inc.
                         NOTES TO FINANCIAL STATEMENTS
                               September 30, 2001
                                  (unaudited)


(4)      LOSS PER COMMON SHARE

         Basic and diluted loss per common share is based on the net loss increased by dividends on preferred stock divided by the weighted average number of common shares outstanding during the period. No effect has been given to outstanding options, warrants or convertible preferred stock in the diluted computation, as their effect would be antidilutive.

(5)      STOCKHOLDERS' EQUITY

         The Company accounts for its stock-based compensation plans under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." In October 1995, the Financial Accounting Standards Board issued Statement No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), which establishes a fair value-based method of accounting for stock-based compensation plans. The Company has adopted the disclosure-only alternative under SFAS No. 123. The Company accounts for stock based compensation to nonemployees using the fair value method in accordance with SFAS No. 123 and Emerging Issues Task Force (EITF) Issue No. 96-18. The Company has recognized deferred stock compensation related to certain stock option and warrant grants. During the nine months ended September 30, 2001 the Company granted 5,000 options to purchase shares of its Common Stock at $7.188 per share, in return for consulting services. The Company valued these warrants based on the Black-Scholes option pricing model. In connection therewith the Company recorded a non-cash charge of $2,088 and $6,264 for the three and nine months ending September 30, 2001. In connection with other option grants to consultants in previous years the Company recorded a non-cash charge of $117,532 and $351,956 for the three and nine months ending September 30, 2001.

(6)      DEFERRED REVENUE

         The Company recognizes revenue from development agreements over the stated life of the agreement. Amounts received in advance of the services to be performed are recorded as deferred revenue. Accordingly, funds of $1,500,000 received during the nine months ended September 30, 2001, net of $1,111,110 in revenues recognized cumulatively through September 30, 2001 are recorded as deferred revenue of $388,890.

(7)      RESERVE FOR RESTRUCTURE

         The Company generally recognizes operating expenses as incurred. As part of its reorganization efforts the Company has terminated several employees and is also remodeling facilities and moving equipment, and has recognized approximately $560,000 related to those activities through September 2001, of which $465,000 related to severance packages which were accrued at June 30, 2001. Cash Payments of $124,854 were charged against the account during the quarter ending September
         30, 2001.

(8)      SALE OF TREASURY STOCK

         In May 2001, the Company sold 100,000 shares of treasury stock to President/CEO Ronald L. Goode for a purchase price of $3.25 per share of common stock, the fair market value at the time of the purchase. The Company values its investment in its common stock at a weighted average cost of approximately $7.67 per share, and accordingly, reflected a
                                 eXegenics Inc.
                         NOTES TO FINANCIAL STATEMENTS
                               September 30, 2001
                                  (unaudited)



         reduction of Additional Paid in Capital of $425,000, or the difference between and the weighted average price of $767,000 and the purchase price of $325,000.

(9)      SETTLEMENT

         In September of 2001, the company reserved $1,165,000 with which to resolve certain outstanding disputes. In October 2001, the Company purchased 100,000 shares of its common stock and warrants to purchase 40,605 shares of its common stock for $1,165,000 pursuant to a settlement agreement. Of this amount, $765,000 was recognized as expense in the third quarter of 2001 and $400,000 as the purchase of treasury stock.

(10)     SUBSEQUENT EVENTS

         On October 24, 2001 the company announced a name change to eXegenics Inc. Trading under the new Nasdaq symbol "EXEG" also commenced on that date.

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

         We were organized and commenced operations in September 1991. Our efforts have been principally devoted to research and development activities and organizational efforts, including the development of products for the treatment of cancer and infectious diseases. During the past three years we have acquired advanced drug creation software and technology, recruited experienced scientific and management personnel and advisors and raised capital.

      We have strengthened our Board of Directors with the addition of a new director and the election of a former director to the position of Chairman. We have enhanced our executive staff with the addition of a new President/CEO, and two vice-presidents, one as controller and one in business development. Our former President and CEO, also a founder of the Company, is remaining with the Company as Executive Vice President, a director and a member of the team acting as the Office of the Chief Scientific Officer.

            The Company initiated the process of defining the steps necessary to move the Company towards a commercially viable, "platform" biotechnology company that can drive revenue-generating partnerships with its drug creation technologies and build an internal drug development pipeline to create longer-term value. Our financial position has provided the necessary resources to review our current progress and implement the changes necessary to become a fully operational and profitable drug creation, design and development company.

         During the second and third quarters of 2001, our management team, with the assistance of other staff members as well as expert scientific and business consultants, completed a comprehensive review and analysis of all the existing operations of the Company, its projections, assumptions and future plans. This rigorous analysis was driven by a renewed focus to achieve future profitability and to ensure that existing resources will be adequate. An integral part of this process was the review of the current marketplace for our technologies, an updated evaluation of our competitors and their technologies, and a realistic evaluation of the viability of the technology platforms we have in development.

         We developed stringent criteria that were utilized in the evaluation of each of our programs. As a result, we identified the programs that were most compatible with our strategic objectives and those that have less value. In addition, we terminated all ongoing development activities on all non-strategic projects, which are those projects that are not a part of the Company's strategic focus on technologies that it can itself commercialize. Attempts will be made to generate future revenues from these discontinued projects (which include a system for producing glucocerebrosidase {used in Gaucher's Disease} and use of taxanes in Polycystic Kidney Disease) via outlicensing and partnering.

         Also, at the conclusion of the Company's review on October 24, 2001 the Company announced a name change to eXegenics Inc. to reflect the new direction of the company. Trading under the new Nasdaq symbol "EXEG" also commenced on that date.

         We will continue to focus on the expansion of our two drug creation platform technologies: Quantum Core Technology(TM) (QCT(TM)) and OASIS(TM), as well as the other activities described below. We have strengthened and expanded our affiliations with universities and other research institutions to ensure that we obtain the most advanced scientific knowledge available. In addition, we have increased our emphasis on identifying opportunities for collaborations, strategic alliances and joint ventures with pharmaceutical and biotechnology companies for the commercial development of our products.

     The programs that will be the focus of our activities for the next twelve months are as follows:

o Introduction of the QUANTUM CORE TECHNOLOGY(TM) (QCT(TM)) Platform to the pharmaceutical industry. QCT is a chemistry-based drug lead "creation" technology that analyzes protein structure to systematically discover small-molecule enzyme inhibitors that can become lead compounds for drug development.

o Selection of lead compounds for Alzheimer's disease, tuberculosis and the common cold. This program needs at least 12 to 18 months for lead selection and optimization.

o Accelerated commercialization of the OPTIMIZATION OF ANTISENSE INHIBITION SEQUENCES(TM) (OASIS(TM)) Platform. This proprietary suite of computational algorithms can identify the specific biological sequence of individual antisense drug leads. It can also be used in a "high-throughput" modality to discover gene function.

o Continued deployment of resources to the ongoing paclitaxel program with Bristol-Myers Squibb.

o Continued investigation of our promising vaccine creation program that will include consolidation of current vaccine research facilities into the Company's Dallas headquarters.

o Divestment via outlicensing or partnering of other projects including: a system for producing glucocerebrosidase {used in Gaucher's Disease} and use of taxanes in Polycystic Kidney Disease) as well as other work in Breast Cancer, Ovarian Cancer, and Melanoma Cancer. An aggressive marketing program will be implemented to identify partners who have the resources to license and advance these projects into commercialization.

         During the strategic planning process, we implemented improvements to our organization and established a reserve for restructuring that recognizes compensation expense for terminated employees and other reorganization expenses. Additionally, we established a scientific team to manage the Office of the Chief Scientific Officer. Those appointed to that office include two consultants, Professor Andrew Kende, Ph. D., University of Rochester, emeritus holder of the Houghton Chair of Organic Chemistry, and Fred Radzialowski, Ph.D., former Vice President of Drug Metabolism at Searle Pharmaceuticals, who, along with Arthur Bollon, Ph.D., make up the team. Dr. Bollon will have primary responsibility for the Company's paclitaxel program with BMS, Dr. Kende will have primary responsibility for the Drug Discovery platforms (QCT and OASIS) and Dr. Radzialowski will have primary responsibility for the vaccine creation technology.

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

RESULTS OF OPERATIONS

Revenue

          Revenues of $333,000 and $67,000 were recognized for the three months ended September 30, 2001 and 2000, respectively. We recognized revenues of $1,000,000 and $754,000 for the nine months ended September 2001, and 2000, respectively. Increases in revenues for the three and nine month periods ending September 30, 2001 over the corresponding periods in 2000 were attributable to license and research and development payments from our agreements with Bristol-Myers Squibb.

Research and Development Expenses

          For the three months ended September 30, 2001 and 2000, research and development expenses were $1,106,000 and $891,000, respectively. We incurred research and development expenses of $4,112,000 and $2,076,000 for the nine months ended September 30, 2001 and 2000, respectively. The increase in research and development expenses for the three month period in 2001 as compared to 2000 was due to increases in research and development salaries due to additional scientific staff and increases in laboratory supplies due to increased laboratory activities. The increase in research and development expenses for the nine-month period in 2001 as compared to 2000 was due to increases in research and development salaries due to additional scientific staff as well as the salary expense due to the restructuring expenses recorded in June 2001. In addition these increases in expenses for contract research and research consultants as well as increases in research material and laboratory expenses as we expanded our research and development activities, including purchases of equipment and supplies to establish additional laboratories

         We anticipate that we will incur increased research and development expenses as we expand our drug creation efforts. We also expect to hire additional technical staff to aid in the fulfillment of these goals.

General and Administrative Expenses

         For the three months ended September 30, 2001 and 2000, general and administrative expenses were $2,268,000 and $1,662,000, respectively. The increase of $606,000 in expenses for the three months ended September 30, 2001 as compared to the same period in 2000 was attributable to the recognition of expenses of $765,000 due to the resolution of certain outstanding disputes, offset by decreased expenses for public and financial relations. General and administrative expenses were $5,044,000 and $5,391,000 for the nine months ended September 30, 2001, and 2000, respectively. The decrease for the nine month period ended September 30, 2001 was attributable to decreased expenses for public and financial relations, partially offset by increased expenses for salaries, legal and professional services and other operating expenses.

         Interest Income

         For the three months ended September 30, 2001 and 2000, interest income was $289,000 and $529,000, respectively. Interest income was $1,117,000 and $1,045,000 for the nine months ended September 2001 and 2000, respectively. The decrease in interest income for the three months ended September 30,2001 was attributable to the decrease in cash available for investment and declining interest rates. The increase for the nine month period ended September 30, 2001, as compared to the same period of 2000, was attributable to an increase in cash available for investment from warrant conversions during 2000.

Net Loss

         For the three months ended September 30, 2001 and 2000, net losses were $2,752,000 and $1,958,000, respectively. We incurred net losses of $7,040,000 and $5,672,000 for the nine months ended September 30, 2001 and 2000, respectively. The increase in net loss in 2001 compared to 2000 was attributable to an increase in salaries and services related to reorganization of the Company as well as a decrease in interest rates.

Liquidity and Capital Resources

         At September 30, 2001, we had cash and cash equivalents of approximately $19,137,000 (of which $1,165,000 was reserved to settle a certain dispute and which was paid out on October 18, 2001) and investments in marketable securities of $10,030,000, compared to $35,408,000 at December 31, 2000. Since inception we have financed our operations from debt and equity financings as well as fees received from licensing and research and development agreements. During the nine months ended September 30, 2001, net cash used in operating activities was $4,692,000, net cash used in investing activities, purchase marketable securities and fixed assets, was $10,633,000 and net cash used in financing activities, principally the purchase of treasury stock, was $946,000.

         We have agreed to fund scientific research at academic institutions and/or to make minimum royalty payments for licensing and collaborative agreements of approximately $300,000 for the fourth quarter of 2001. We do not expect these arrangements to have a significant near-term impact on our liquidity and capital resources. Although we have cancelled one agreement and thereby reduced our future financial obligations by $700,000, we intend to continue to maintain and develop relationships with academic institutions and to establish licensing and collaborative agreements.

         We have no material capital commitments for the year ended December 31, 2001.

         We believe that we have sufficient cash and cash equivalents at September 30, 2001 to finance our plan of operation through December 31, 2002. However, there can be no assurance that we will generate sufficient revenues, if any, to fund our operations after such period or that any required financings will be available, through bank borrowings, debt or equity offerings, or otherwise, on acceptable terms or at all.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

      Our exposure to financial market risk, including changes in interest rates, relates primarily to our marketable security investments. We generally place our marketable security investments in high credit quality instruments, primarily U.S. government obligations. We do not believe that a 100 basis point increase or decrease in interest rates would significantly impact our business. We do not have any derivative instruments. We operate only in the United States and all sales have been made in U.S. dollars. We do not have any material exposure to changes in foreign currency exchange rates.

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

                  None


Item 2.  Changes in Securities and Use of Proceeds

                  None


Item 3.  Defaults upon Senior Securities

                  None

Item 4.  Submission of Matters to a Vote of Security Holders

                  None

Item 5.  Other Information

                  None



Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) The following documents are filed herewith as part of this form
             10-Q:

                  None

         (b) The following report was filed on Form 8-K during the quarter ended September 30, 2001:

                  None

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               eXegenics Inc.



Date: November 14, 2001                        /s/ Joan H. Gillett
                                               ------------------------------
                                               Joan H. Gillett, CPA
                                               Vice President/Controller
                                               Principal Accounting Officer