Form 10-K
period 2001-12-31
EXEGENICS INC
filed 2002-03-27
CIK 944809

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------

                                   FORM 10-K

 (Mark One)
    [X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934



             FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001



                                   OR




    [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934



             FOR THE TRANSITION PERIOD FROM           TO

                        COMMISSION FILE NUMBER: 00-26078

                                 EXEGENICS INC.
             (Exact name of registrant as specified in its charter)

                    DELAWARE                                        75-2402409
        (State or other jurisdiction of                          (I.R.S. Employer
         incorporation or organization)                        Identification No.)

               2110 RESEARCH ROW                                      75235
                 DALLAS, TEXAS                                      (Zip Code)
    (Address of principal executive offices)

              REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:
                                 (214) 358-2000

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

              TITLE OF EACH CLASS                   NAME OF EACH EXCHANGE ON WHICH REGISTERED
              -------------------                   -----------------------------------------
                      N/A                                              N/A

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                     COMMON STOCK, $.01 PAR VALUE PER SHARE
                                (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes [X]     No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the registrant's voting stock held by non-affiliates of the registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) on March 19, 2002 was $26,673,050, based on the last sale price as reported by The Nasdaq Stock Market.

     As of March 19, 2002, the registrant had 16,180,935 shares of common stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Certain information required in Part III of this Annual Report on Form 10-K is incorporated from the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on May 13, 2002.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                           FORWARD-LOOKING STATEMENTS

     This report contains forward-looking statements. Such statements are valid only as of today, and we disclaim any obligation to update this information. These statements, which include, but are not limited to, those related to our drug creation methodology, are subject to known and unknown risks and uncertainties that may cause actual future experience and results to differ materially from the statements made. These statements are based on our current beliefs and expectations as to such future outcomes. Drug development involves a high degree of risk. Success in early stage clinical trials does not ensure that later stage or larger scale clinical trials will be successful. Factors that might limit our future success include, among others, uncertainties related to the ability to attract and retain partners for our technologies, the identification of lead compounds, the successful pre-clinical development thereof, the completion of clinical trials, the FDA review process and other governmental regulation, pharmaceutical collaborator's ability to successfully develop and commercialize drug candidates, competition from other pharmaceutical companies, product pricing and third party reimbursement.

                                     PART I

ITEM 1.  BUSINESS

GENERAL

     We are a post-genomics drug creation enterprise concentrating on developing therapeutic products for human diseases with an emphasis on the treatment of cancer and infectious diseases. To date, we have been involved solely in early stage research and development activities. Our lead proprietary pharmaceutical platform programs, QCT(TM) (Quantum Core Technology(TM)) and OASIS(TM) (Optimized Anti-Sense Inhibitory Sequence(TM)), are focused on the creation of new pharmaceutical products. QCT is a computer-assisted drug design technology platform, primarily targeted to the inhibition of proteins involved in disease processes. OASIS(TM) is a patented technology platform that uses computers to design "anti-sense sequences" -- molecules capable of blocking the expression of specific genes. By targeting both proteins and genes, we believe we have the capability to produce chemical molecules that can be developed into drugs effective against a variety of cancers and infectious diseases. If such compounds are successfully synthesized, they must undergo additional testing. If they are successfully tested and optimized in vitro, they will then be tested in animals and ultimately in humans. Successful development of such drugs could provide a broad range of business opportunities between us and other pharmaceutical and biotechnology companies.

     We are also engaged in a program with Bristol-Myers Squibb, Inc., or BMS, (NYSE: BMY) to optimize the production of paclitaxel, the active ingredient in Taxol(R). As part of this program, our scientists are developing a process by which we hope to produce baccatin, an important precursor of paclitaxel, in a cost-efficient manner. We have obtained the rights to patents covering this process. BMS is contractually obligated to financially support our research through June, 2002. Continuation of BMS' support beyond June, 2002 is not assured at this time.

     We are seeking to outlicense our other proprietary technologies, including a production system for manufacturing a recombinant form of glucocerebrosidase that is intended for use as an enzyme replacement therapy for Type 1 Gaucher's Disease. Our production system for the enzyme could result in a more cost-effective means of producing the enzyme as compared to those production systems currently in commercial use.

     Our overall business strategy comprises:

     - Creation, using QCT, of novel small-molecule inhibitors of specific, targeted proteins;

     - Developing novel chemical molecules to the level of clinical drug lead candidates;

     - Partnering with pharmaceutical or biotechnology companies who can benefit from using our drug lead creation engine, QCT;

     - Creating gene-regulating antisense reagents using our OASIS platform technology;

     - Partnering with functional genomics companies who would be interested in using OASIS as a tool;

     - Partnering with companies having expertise in development of antisense drugs to further develop EXEGENICS' gene inhibitors into useful drugs;

     - Fulfilling our collaboration obligations with Bristol-Myers Squibb; and

     - Establishing partnerships, strategic alliances and technology licenses for the development, manufacturing, marketing and sales of pharmaceuticals for treatment of cancer, infectious diseases and other diseases.

  QUANTUM CORE TECHNOLOGY(TM) (QCT (TM))

     QCT is a proprietary, drug creation methodology that is based on a combination of quantum chemistry, proprietary computational software and molecular modeling. Unlike the traditional and more common structural-based drug design techniques, QCT is a QUANTUM MECHANISM-BASED drug creation technique that combines quantum mechanical calculations and physical organic chemistry to understand essential biochemical reactions at the level of the atom. The insights we gain into "core mechanisms" in this way may produce a wide range of drug leads.

     This novel approach to drug creation rises from fundamental concepts in the quantum mechanics of enzyme reactions pioneered by Dr. John Pople, a Nobel Prize winner and Chairman of our Scientific Advisory Board. Dr. Dorit Arad, our Vice-President of Drug Design, developed QCT and currently leads a team of scientists who systematically apply these principles to drug creation.

     By gaining a deep understanding of how enzymes work at the level of the atom, we believe that we can "custom-design" novel, small molecules that can be used as therapeutic drugs. Because the approach is computational in nature, our scientists can use computers to predict how to "fine-tune" the molecular "design" of a new drug molecule to optimize its therapeutic effect. We can also use computers to make "virtual" searches of large chemical libraries to find core and lead molecules that will work well with the core quantum mechanism. In addition, our synthetic and medicinal chemistry capabilities allow us to produce appropriate quantities of the lead drug compounds for testing and development. Because our approach is systematic, supports "virtual" design and screening, and provides insight into the core mechanisms of important biochemical reactions, discovery programs based on QCT should produce results more rapidly than programs based on traditional structure-based design. There can be no assurance, however, that we will be successful in our endeavors to produce clinical drug candidates using QCT.

  Progress with QCT

     Over the past year we have increased our ability to use QCT to create drug leads by increasing our in-house capabilities in crystallography and chemistry. Additionally, we have utilized outside experts to evaluate and guide our research efforts. Included among those experts is Dr. Andrew Kende, C.F. Houghton Professor of Chemistry, Emeritus, at the University of Rochester, Associate Editor of the Journal of Organic Chemistry, and a member of the Editorial Advisory Board of the Journal of the American Chemical Society. Dr. Kende has been a scientific advisor to us since 1999 and currently serves as a member of the team comprising our Office of the Chief Scientific Officer.

     We have developed several novel chemical molecules intended to inhibit rhinoviruses, the most frequent cause of the common cold. The compounds act by inhibiting 3C protease. The molecules have been shown to provide protection of human cells in culture against several types of rhinoviruses. Unlike other viral protein targets, such as viral coat proteins, the 3C protease is common to all the rhinoviruses and also to some other viruses such as hepatitis A, poliovirus and certain viruses that cause meningitis.

     Our work on 3C protease provided a foundation for exploring an important, related enzyme family -- the caspases. Because of the quantum mechanistic similarity between these two enzyme families, and because of the inherent advantages of our QCT design approach that uniquely focuses on quantum mechanistic design, we have succeeded in finding a number of active caspase inhibitors significantly faster than would have been possible with traditional, structure-based approaches. The caspase enzymes are involved in regulated cell death, also known as apoptosis, and are implicated in Parkinson's Disease, Alzheimer's, Huntington's Disease, acute brain trauma, and congestive heart failure.

     We obtained the worldwide, exclusive license for technology that may help overcome drug resistance in Mycobacteria, one of the major challenges in medicine today. Researchers at the University of British Columbia and the University of California, San Diego, from whom we obtained the license, have identified an enzyme called amidase, which is believed to be responsible for drug resistance in Mycobacterium tuberculosis by allowing infectious organisms to modify and inactivate antibiotics, rendering the drugs ineffective. Amidase inhibitors ultimately may be prescribed along with existing antibiotics to overcome the mechanism by which the organisms achieve resistance and thereby render other antibiotics effective and useful against these otherwise resistant and dangerous organisms. We are using both the QCT and OASIS technologies to develop inhibitors of the amidase enzyme.

  OASIS(TM) (OPTIMIZED ANTI-SENSE INHIBITORY SEQUENCE(TM))

     OASIS (Optimized Anti-Sense Inhibitory Sequence(TM)) is a patented technology platform that uses computers to design "anti-sense sequences" -- molecules capable of blocking the expression of specific genes. OASIS eliminates the trial and error work traditionally involved in finding anti-sense sequences and efficiently predicts the most potent anti-sense molecules in a gene sequence. Thus, anti-sense sequences predicted by OASIS should be "optimal" in location and size in that they are designed to block gene expression at the site that will have the highest impact and are the minimum size required to achieve an effective blocking.

  Progress with OASIS

     Thus far, our scientists have used OASIS to create a "library" of 'optimal' inhibitors (for which we have a filed patent application) to 100% of the genes of Mycobacterium tuberculosis -- the infectious organism that causes tuberculosis. Another library, consisting of optimal inhibitors of all human genes, is approximately 25% complete, and patent applications are in process. To take advantage of these libraries, we are seeking corporate partners who have identified novel gene targets for which they want inhibitors to 'knockout' gene function. If the novel gene targets are included in a library we have created, turnaround time for identifying inhibitor leads can be as rapid as 24 hours. If the novel gene targets are not in our proprietary libraries, OASIS can create inhibitors, ab initio, in approximately 1 week.

     When genes are implicated in disease processes, "anti-sense" molecules have the potential of being used as drugs that, by blocking the expression of the disease-producing genes, positively alter the outcome of the disease process.

     We have used OASIS to successfully predict 'optimum' antisense sequences for three cancer genes, have directed the synthesis of antisense molecules corresponding to these sequences, and have shown that these antisense molecules do in fact inhibit the target genes in the manner predicted. To date, we have created antisense molecules for the following genes:

     - PKC-a (The gene that codes for production of alpha protein kinase C, an enzyme, involved in the regulation of cellular responses by external stimuli, that is implicated in invasive pituitary tumors and melanoma.)

     - BCL-2 (The gene that, when over-expressed, blocks the apoptotic death of pro-B-lymphocytes and is implicated in many non-Hodgkin's lymphomas.)

     - c-RAF (A viral oncogene homologue that is implicated in small cell lung cancer, familial renal carcinoma and parotid gland tumors.)

     To complete the development of these gene inhibitors into useful drugs, we are seeking corporate partners with expertise in development of antisense drugs.

TAXANES PROGRAM

     We have obtained from Montana State University an exclusive, worldwide license to use patented fungal technology to synthesize paclitaxel, the active ingredient in Bristol-Myers Squibb's cancer drug, Taxol(R). Taxol(R) is a commercially successful product used for the treatment of various cancers including those of the breast, ovaries and lung. In addition, we also obtained a separate exclusive worldwide license from Washington State University to use gene-based technology to synthesize taxanes (the chemical class to which Taxol(R) belongs). Taxol(R) is quite expensive to manufacture since it is derived from hard-to-obtain natural products: the bark and needles of the Pacific Yew tree. The licenses from both Montana State University and Washington State University cover families of patents giving broad protection to our technology.

     We have assigned rights to these patent estates to BMS and BMS has contracted with us to develop the technology to the "pre-commercial stage." The primary goal of our research and development agreement with BMS is the establishment of a microbial production system for baccatin, an important precursor of paclitaxel and other taxanes. A genetically engineered production system for baccatin could potentially be used to manufacture an improved second-generation paclitaxel, a current research goal of BMS.

OTHER PROGRAMS

     We have pursued other programs in the past that could potentially yield products for future development. While some research to date shows promise, achieving further progress involves substantial risk and requires substantial additional funding. We are seeking to outlicense these technologies. Examples of potential out-licensing opportunities include our program to produce glucocerebrosidase for use in Gaucher's Disease, our lung cancer marker program, and our intellectual property related to treating PKD. However, there is no assurance that we will be successful in these endeavors.

     Certain programs that we have previously pursued, such as vaccine engineering, telomerase, estrogen peptide, and monoclonal antibodies, have not achieved sufficient progress to merit continuation.

COLLABORATIVE AND LICENSE AGREEMENTS

  QCT

     In June 2000, we entered into an exclusive worldwide license agreement with the University of California, San Diego and the University of British Columbia to use or sublicense patent rights disclosed in a pending U.S. patent titled "A New Anti-tuberculosis Drug Target." Pursuant to the agreement, we paid a license issue fee and we are obligated to pay license maintenance fees, milestone and royalties payments. In June 2000 we agreed to a three-year collaborative research agreement with the University of British Columbia and Vancouver Hospital to fund research under the direction of Dr. Yossef Av-Gay of the Department of Medicine at the University of British Columbia. In August 2000, we entered into a three-year collaborative research agreement with The Regents of the University of California to fund research performed under the direction of Dr. Robert Fahey of the Department of Chemistry and Biochemistry at the University of California, San Diego.

  OASIS

     In June 1992, we entered into an agreement with the University of Texas at Dallas, pursuant to which the University is to perform certain research and development activities relating to antisense compounds and related technology for use in humans. The agreement has been extended through August 31, 2002 in consideration for our agreement to increase the original funding commitment.

     In June 1996, we entered into a patent license agreement with the board of regents of the University of Texas whereby we obtained an exclusive royalty-bearing license to manufacture, have manufactured, use, sell and sublicense products related to a U.S. patent application entitled, "A Method for Ranking Sequences to Select Target Sequence Zones of Nucleus Acids." The OASIS technology has identified optimum regions within genes to bind antisense products. Antisense products are under development to control genes involved in human diseases such as cancer, diabetes, or AIDS. This discovery potentially has broad applications to many human and viral genes involved in human disease. We are required to pay royalty and sublicensing fees. The agreement expires on the later of 20 years or the expiration of patent rights, unless we fail to make all required payments or to timely cure any default, in which case the agreement automatically terminates.

  PACLITAXEL PROGRAM

     In June 1993, we entered a license agreement with the Research & Development Institute or RDI, a non-profit entity that manages the intellectual property of Montana State University. Pursuant to this agreement, we were granted worldwide exclusive rights to microbial technology to produce paclitaxel. We are obligated to pay the Research & Development Institute royalties on sales of products using the technology and a percentage of royalties paid to us by sublicensees of the technology.

     In July 1996, we entered into an agreement with the Washington State University Research Foundation whereby we received an exclusive, worldwide license to use or sublicense the foundation's technology for gene-based synthesis of paclitaxel.

     In June 1998, we entered into a license agreement and a research and development agreement with BMS in which we granted them exclusive worldwide sublicenses under our agreements with the Research & Development Institute at Montana State University and the Washington State University Research Foundation. BMS has the right to terminate the license agreement, effective upon 90 days notice, in which event BMS' sublicenses would also terminate.

     The research and development agreement between BMS and us was renewed for an additional 24 months, which commenced on June 13, 2000 and which ends on June 12, 2002. It is renewable by BMS for successive one-year periods provided that the license agreement remains in effect at the time. There is no assurance that it will be extended.

  OTHER PROGRAMS

     In February 1996, we entered into two license agreements with UCLA. One of these license agreements gives us exclusive rights to a pending patent entitled, "Inhibition of Cyst Formation By Cytoskeletal Specific Drugs," that makes use of various drugs, one of which is paclitaxel. The other license agreement gives us exclusive rights to technology in the field of pharmacological treatment for Polycystic Kidney Disease.

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

PATENT, LICENSES AND PROPRIETARY RIGHTS

     We own or have rights to 16 U.S. patents and several U.S. patent applications and 6 foreign patents and several foreign patent applications.

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

     There can be no assurance that patent applications owned by us or licensed to us will result in patents being issued or that the patents will afford protection against competitors with similar technology. It is also possible that third parties may obtain patent or other proprietary rights that may be needed by us. In cases where third parties are the first to invent a particular product or technology, it is possible that those parties will obtain patents that will be sufficiently broad so as to prevent us from using certain technology or from further developing or commercializing certain products. If licenses from third parties are necessary but cannot be obtained, commercialization of the related products would be delayed or prevented. We are aware of patent applications and issued patents belonging to competitors but we are uncertain whether any of these, or patent applications filed of which we may not have any knowledge, will require us to alter our potential products or processes, pay licensing fees or cease certain activities.

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

     Most of our existing or potential competitors have substantially greater financial, technical and human resources than us and may be better equipped to develop, manufacture and market products. In addition, many of these companies have extensive experience in pre-clinical testing, human clinical trials and the regulatory approval process. These companies may develop and introduce products and processes competitive with, or superior to, ours.

     Our competition also will be determined in part by the potential indications for which our compounds are developed. For certain potential products, an important factor in their success may be the lack of competitive products at the time of their market introductions. For example, a generic version of Taxol(R) was recently approved for sale in the United States. If this generic version of Taxol(R) is able to achieve market acceptance, it may erode the sales of Taxol(R), which could, in turn, decrease the value of our paclitaxel program. Accordingly, the relative speed with which we can develop products, complete the clinical trials and regulatory approval processes, and supply commercial quantities of the products to the market are expected to be important competitive factors. We expect that competition among products approved for sale will be based on, among other things, product efficacy, safety, reliability, availability, price and patent position.

     Our competitive position also depends upon our ability to attract and retain qualified personnel, obtain patent protection or otherwise develop proprietary products or processes and secure sufficient capital resources for the often lengthy period between technological conception and commercial sales.

HISTORY

     We were organized under the laws of the state of Delaware as BioPharmaceuticals, Inc. and changed our name to Cytoclonal Pharmaceutics Inc. in 1992. During October 2001, we changed our name to EXEGENICS INC.

GOVERNMENT REGULATION

     At the current time, the FDA does not regulate us. However, our partners and licensees may be subject to regulation depending on the type of products or services they provide. The FDA and comparable regulatory agencies in foreign countries impose substantial requirements on the clinical development, manufacture and marketing of pharmaceuticals and in vitro diagnostic products. These agencies regulate research and development activities and the testing, manufacture, quality control, safety, effectiveness, labeling, storage, record keeping, advertising and promotion of these products and services. Different centers within the FDA are responsible for regulating these products, depending on whether the product is considered a pharmaceutical, biologic, medical device or combination product.

     The process required by the FDA before a new product may be marketed in the US generally requires substantial time, effort and financial resources. Satisfaction of FDA requirements or similar requirements of foreign regulatory agencies typically takes several years and the actual time required may vary substantially based upon the type, complexity and novelty of the product or disease. Even if a product receives regulatory approval, later discovery of previously unknown problems with a product may result in restrictions on the product or even complete withdrawal of the product from the market.

     We are also subject to numerous environmental and safety laws and regulations, including those governing the use and disposal of hazardous materials. Any violation of, and the cost of compliance with, these regulations could have a material adverse effect on our business and results of operations.

MANUFACTURING AND MARKETING

     We have no marketed pharmaceutical products. In addition, we have never commercially manufactured any products, and we do not have the resources to manufacture any products on a commercial scale. For the foreseeable future, we will be required to rely upon corporate partners or others to manufacture and market products developed by us, if any. No assurance can be given that we will be able to enter into any such arrangements on acceptable terms, if at all.

  MANUFACTURING

     While we intend to select manufacturers that comply with regulatory standards, there can be no assurance that these manufacturers will comply with such standards, that they will give our orders the highest priority or that we will be able to find substitute manufacturers, if our selected manufacturers prove to be unsatisfactory. In order for us to establish a manufacturing facility, we would require substantial additional funds, would be required to hire and retain significant additional personnel and comply with the extensive regulations of the FDA applicable to such a facility. No assurance can be given that we will be able to make the transition successfully to commercial production, should we choose to do so.

  MARKETING

     Despite our strategy to develop products for sale to concentrated markets, significant additional expenditures and management resources would be required to develop an internal sales force, and there can be no assurance that we will be successful in penetrating the markets for any products developed. For certain products under development, we may seek to enter into development and marketing agreements that grant exclusive marketing rights to our corporate partners in return for royalties to be received on sales, if any. Under certain agreements, our marketing partner may have the responsibility for all or a significant portion of the development and regulatory approval. In the event that our marketing and development partners fail to develop a marketable product or to successfully market a product, our business may be materially adversely affected. The sale of certain products outside the United States will also be dependent on the successful completion of arrangements with future partners, licensees or distributors in each territory. There can be no assurance that we will be successful in establishing any additional collaborative arrangements, or that, if established, such future partners will be successful in commercializing products.

INSURANCE

     The testing, marketing and sale of human health care products entail an inherent risk of allegations of product liability, and there can be no assurance that product liability claims will not be asserted against us. We intend to obtain clinical trial liability insurance prior to conducting any clinical trials. Such coverage may not be adequate as and when we develop our products. There can be no assurance that we will be able to obtain, maintain or increase our insurance coverage in the future on acceptable terms or that any claims against us will not exceed the amount of such coverage.

EMPLOYEES

     As of March 19, 2002 we had 29 full-time employees, 22 (including 13 Ph.D.'s) of whom were engaged directly in research and development activities, and seven of whom were in executive and administrative positions. Although we believe that we have been successful to date in attracting skilled scientific personnel, competition for personnel is intense and we cannot assure that we will continue to be able to attract and retain personnel of high scientific caliber. Our employees are not governed by any collective bargaining agreement, and we believe that our relationship with them is good.

FACTORS THAT MAY AFFECT FINANCIAL CONDITION AND FUTURE RESULTS

     We participate in a continually changing industry that utilizes rapidly evolving technologies. The following cautionary statements discuss important factors that could cause actual results to differ materially from the projected results contained in the forward-looking statements in this report.

  RESEARCH AND DEVELOPMENT

     The theoretical bases of our platform technologies have yet to be reduced to the successful creation of potential drug candidates that can be tested in humans. The drug creation methods we employ are relatively new and may not lead to drug candidates that can be successfully developed into pharmaceutical products. The expectation that drugs designed by quantum mechanism-based drug design techniques will have improved efficacy, bioavailability and less resistance build-up has not yet been verified by testing any drug candidate in human clinical trials. Likewise, antisense compounds designed by our techniques have not led to testing in human clinical trials. Furthermore, our anti-sense drug discovery efforts are focused on a number of target genes for which the functions have not yet been fully identified. As a result, the potential for creating drugs that inhibit these enzymes or their translation has not yet been established.

     We expect to continue to in-license or acquire additional product candidates to augment the results of our internal research activities. There can be no assurance that we will be successful in these efforts. In-licensed candidates may not result in commercially viable products.

     Any potential drug candidate must undergo extensive pre-clinical and clinical testing prior to submission to any of the regulatory agencies for approval for commercial use. Such testing will likely require significant additional funding.

     If these methods are successful in creating pharmaceutical products, we cannot be sure that the pharmaceutical products we create will be commercially successful. Therefore, we cannot assure you that our research and development activities will result in any commercially viable products.

  COMMERCIALIZATION OF OUR TECHNOLOGIES

     We have to rely on partners to help develop products and programs. Our business model identifies fees, royalties and milestone payments from pharmaceutical and biotechnology companies as a major source of revenue. If we cannot maintain our current corporate collaboration or enter into additional corporate collaborations, our efforts to develop products could be slowed. We cannot control the amount and timing of resources our corporate collaborators devote to our programs or potential products. In addition, we expect to rely on corporate collaborators for commercialization of our potential products.

     There have been a significant number of recent business combinations among large pharmaceutical companies that have resulted in a reduced number of potential future corporate collaborators. If a business combination involving our current corporate collaborator was to occur, the effect could be to diminish, terminate or cause delays in this corporate collaboration. We may not be able to negotiate future corporate collaborations on acceptable terms, if at all, and these collaborations may not be successful. Our quarterly operating results may fluctuate significantly depending on the initiation of new corporate collaboration agreements or the termination of our existing corporate collaboration agreement.

     We rely, to a significant extent, on our academic and institutional collaborators to jointly conduct some research and pre-clinical testing functions. If any of our institutional collaborators were to breach or terminate their agreement with us or otherwise fail to conduct the collaborative activities successfully and in a timely manner, the pre-clinical or clinical development of the affected product candidates or research programs could be delayed or terminated

  PERSONNEL

     We depend on our key personnel and may have difficulty attracting and retaining the skilled employees we need to execute our growth plans. As of March 19, 2002, we had 29 employees. Our success depends on our continued ability to attract, retain and motivate highly qualified management and scientific personnel. Competition for personnel is intense. In particular, our product development programs depend on our ability to attract and retain highly skilled chemists and development personnel. The loss of the services of any of these personnel, in particular, Ronald L. Goode, Ph.D., our President and Chief Executive Officer or Dorit Arad, Ph.D., our Vice-President of Drug Design, could impede significantly the achievement of our research and development objectives. In addition, we will need to hire additional personnel as we continue to expand our research and development activities. We do not know if we will be able to attract, retain or motivate such personnel.

  INTELLECTUAL PROPERTY

     Our commercial success will depend, in part, on obtaining patent protection on our future products, if any, and successfully defending these patents against third party challenges. The patent positions of pharmaceutical and biotechnology companies can be highly uncertain and involve complex legal and factual questions. No consistent policy regarding the breadth of claims allowed in biotechnology patents has emerged to date. Accordingly, we cannot predict with certainty the breadth of claims allowed in our patents and other companies' patents.

     The degree of future protection for our proprietary rights is uncertain and we cannot ensure that:

     - we were the first to make the inventions covered by each of our pending patent applications and issued patents;

     - we were the first to file patent applications for these inventions;

     - others will not independently develop similar or alternative technologies or duplicate any of our technologies;

     - any of our pending patent applications will result in issued patents;

     - any patents issued to us or our collaborators will provide a basis for commercially viable products or will provide us with any competitive advantages or will not be challenged by third parties;

     - we will develop additional proprietary technologies that are patentable;
       or

     - the patents of others will not have an adverse effect on our ability to do business.

     In addition, we could incur substantial costs in litigation if we are required to defend against patent suits brought by third parties or if we initiate these suits.

     Others may have filed and in the future are likely to file patent applications covering products that are similar or identical to ours. We cannot assure you that any patent applications or issued patents of others will not have priority over our patent applications or issued patents. Any legal action against our collaborators or us claiming damages and seeking to enjoin commercial activities relating to the affected products and processes could, in addition to subjecting us to potential liability for damages, require our collaborators or us to obtain a license to continue to manufacture or market the affected products and processes. We cannot predict whether our collaborators or we would prevail in any of these actions or that any license required under any of these patents would be made available on commercially acceptable terms, if at all. We believe that there may be significant litigation in the industry regarding patent and other intellectual property rights. If we become involved in litigation, it could consume a substantial portion of our managerial and financial resources.

     We rely on trade secrets to protect technology where we believe patent protection is not appropriate or obtainable. However, trade secrets are difficult to protect. While we require employees, collaborators and consultants to enter into confidentiality agreements, we may not be able to adequately protect our trade secrets or other proprietary information.

     We are a party to various license agreements that give us rights to use specified technologies in our research and development processes. If we are not able to continue to license this technology on commercially reasonable terms, our product development and research may be delayed. In addition, we generally do not control the patent prosecution of in-licensed technology, and accordingly are unable to exercise the same degree of control over this intellectual property as we exercise over our internally developed technology.

     Our research collaborators and scientific advisors have rights to publish data and information in which we have rights. If we do not apply for patent protection prior to such publication or if we cannot maintain the confidentiality of our technology and other confidential information in connection with our collaborations, then our ability to receive patent protection or protect our proprietary information will be imperiled.

  LIQUIDITY AND CAPITAL RESOURCES

     We expect that additional financing will be required in the future to fund operations. We do not know whether additional financing will be available when needed, or that, if available, we will obtain financing on terms favorable to our stockholders or us. We have consumed substantial amounts of cash to date and expect capital outlays and operating expenditures to increase over the next several years as we expand our infrastructure and research and development activities.

     We believe that existing cash and investment securities and anticipated cash flow from existing collaborations will be sufficient to support our current operating plan through December 31, 2002. We have based this estimate on assumptions that may prove to be wrong. Our future capital requirements depend on many factors that affect our research, development, collaboration and sales and marketing activities.

     We may raise additional financing through public or private equity offerings, debt financings or additional corporate collaboration and licensing arrangements. To the extent we raise additional capital by issuing equity securities, our stockholders may experience dilution. To the extent that we raise additional funds through collaboration and licensing arrangements, it may be necessary to relinquish some rights to our technologies or product candidates, or grant licenses on terms that are not favorable to us. If adequate funds are not available, we will not be able to continue developing our programs and products.

  COMPETITION

     If our competitors develop and market products that are more effective than our product candidates, our commercial opportunity will be reduced or eliminated.

     Our commercial opportunity will be reduced or eliminated if our competitors develop products that are more effective, have fewer side effects or are less expensive than our product candidates. With respect to our drug discovery programs, other companies have product candidates in clinical trials to treat each of the diseases for which we are seeking to discover and develop product candidates. These competing potential drugs may be further advanced in development than are any of our potential products and may result in effective, commercially successful products. Even if our collaborators or we are successful in developing effective drugs, our products may not compete effectively with these products or other successful products. Our competitors may succeed in developing and marketing products that either are more effective than those that we may develop, alone or with our collaborators.

     Our competitors include fully integrated pharmaceutical companies and biotechnology companies that currently have drug and target discovery efforts and universities and public and private research institutions. In addition, companies pursuing different but related fields represent substantial competition. Many of the organizations competing with us have substantially greater capital resources, larger research and development staffs and facilities, greater experience in drug development and in obtaining regulatory approvals and greater marketing capabilities than we do.

     These organizations also compete with us to:

     - attract qualified personnel;

     - attract parties for acquisitions, joint ventures or other collaborations; and

     - license proprietary technology that is competitive with the technology we are practicing.

     If our competitors successfully enter into partnering arrangements or license agreements with academic research institutions, we will then be precluded from pursuing those specific opportunities. Since each of these opportunities is unique, we may not be able to find an acceptable substitute. Because it is difficult and costly to protect our proprietary rights, we cannot ensure their protection.

  OUR STOCK

     The market price of our stock may be negatively affected by market volatility. The market prices for securities of biotechnology companies, including our stock price, have been highly volatile and may continue to be highly volatile in the future. The following factors, in addition to other risk factors described in this section, may have a significant impact on the market price of our securities:

     - market conditions for pharmaceutical and biotechnology stocks generally;

     - announcements of technological innovations or new commercial products by our competitors or us;

     - developments concerning proprietary rights, including patents;

     - developments concerning our collaborations;

     - publicity regarding actual or potential medical results relating to products under development by our competitors or us;

     - regulatory developments in the United States and foreign countries;

     - litigation;

     - economic and other external factors or other disasters or crises; or

     - period-to-period fluctuations in financial results.

ITEM 2.  PROPERTIES

     We occupy approximately 19,300 square feet of office and laboratory space, at 2110 Research Row, Dallas, Texas, pursuant to a lease assigned to us by the Wadley/Phillips Partnership and which lease term has been extended until December 2003. Our lease payments for the fiscal year ended December 31, 2001 of approximately $294,000, included $30,000 in payments related to an office/laboratory space lease agreement that was terminated in December 2001, effective March 31, 2002. We believe that our current facilities are suitable for our present needs and for the foreseeable future.

ITEM 3.  LEGAL PROCEEDINGS

     The Company is not a party to any litigation in any court, and management is not aware of any contemplated proceeding by any governmental authority against the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted during the fourth quarter of the year ended.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     On October 24, 2001, our common stock began trading on the Nasdaq National Market System under the symbol "EXEG". Prior to that time, beginning on May 22, 2000, our common stock traded on the Nasdaq National Market System under the symbol "CYPH". Before May 22, 2000, our common stock was quoted in the over-the-counter market on the Nasdaq SmallCap Market System under the same ticker symbol. The following table sets forth the high and low bid prices for the common stock as reported by the National Association of Securities Dealers, Inc. for the periods indicated.

                                                               COMMON STOCK
                                                              --------------
                                                               HIGH     LOW
                                                              ------   -----
2000:
  First Quarter.............................................  $19.00   $7.06
  Second Quarter............................................   12.50    4.13
  Third Quarter.............................................   12.69    7.69
  Fourth Quarter............................................    9.63    6.25
2001:
  First Quarter.............................................    8.25    2.66
  Second Quarter............................................    4.85    3.00
  Third Quarter.............................................    4.50    2.22
  Fourth Quarter............................................    4.09    2.00

     On March 19, 2002, the last sale price of our common stock was $1.85.

STOCKHOLDERS

     As of March 19, 2002, there were approximately 143 holders of record of our common stock and, according to our estimates, approximately 5,600 beneficial owners of our common stock.

DIVIDENDS

     We have not paid dividends to our stockholders since our inception and do not plan to pay cash dividends in the foreseeable future. We currently intend to retain earnings, if any, to finance our growth.

RECENT SALES OF UNREGISTERED SECURITIES

     In May 2001, we sold 100,000 shares of treasury stock to our President and Chief Executive Officer, Ronald L. Goode, for a purchase price of $3.25 per share of common stock, the fair market value at the time of the transaction. In November 2001, we granted warrants to purchase 125,000 shares of our common stock at an exercise price of $7.00 per share, expiring two years from the date of issuance, to Roan Meyers, one of our affiliates. In addition, during the year ended December 31, 2001, we granted options to purchase an aggregate of 812,155 shares of common stock to employees, directors and consultants with exercise prices ranging from $2.33 to $7.63 and at a weighted average exercise price of $4.87 per share.

     The securities issued in the foregoing transactions were offered and sold in reliance upon exemptions from the Securities Act of 1933 registration requirements set forth in Sections 3(b) and 4(2) of the Securities Act and any regulations promulgated thereunder, relating to sales by an issuer not involving any public offering. No underwriters were involved in the foregoing sales of securities.

ITEM 6.  SELECTED FINANCIAL DATA

     The selected financial data set forth below is derived from our audited financial statements. Such information should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and with such financial statements and the notes thereto contained elsewhere in this report.

                                 EXEGENICS INC.

                            SELECTED FINANCIAL DATA

                                                   YEAR ENDED DECEMBER 31,
                             --------------------------------------------------------------------
                                 2001          2000          1999          1998          1997
                             ------------   -----------   -----------   -----------   -----------
INCOME STATEMENT DATA
Revenue....................  $  1,333,000   $   865,000   $ 1,375,000   $ 1,183,000   $        --
                             ------------   -----------   -----------   -----------   -----------
Research and development...     5,321,000     3,681,000     2,332,000     1,692,000     1,469,000
General and administrative
  expenses.................     6,530,000     5,788,000     3,194,000     2,500,000     1,888,000
                             ------------   -----------   -----------   -----------   -----------
Operating loss.............   (10,518,000)   (9,469,000)   (4,151,000)   (3,009,000)   (3,357,000)
Gain on Disposition........       274,000            --            --            --            --
Interest expense...........        (6,000)       (9,000)       (6,000)       (5,000)       (2,000)
Interest income............     1,383,000     1,543,000       222,000       286,000       107,000
                             ------------   -----------   -----------   -----------   -----------
Net loss before cumulative
  effect of a change in
  accounting principle.....    (8,785,000)   (7,165,000)   (3,935,000)   (2,728,000)   (3,252,000)
Cumulative effect on prior
  years of change in method
  of revenue recognition...            --            --      (422,000)           --            --
                             ------------   -----------   -----------   -----------   -----------
Net loss...................  $ (8,785,000)  $(7,165,000)  $(4,357,000)  $(2,728,000)  $(3,252,000)
                             ============   ===========   ===========   ===========   ===========
Basic and diluted loss per
  common share.............  $      (0.57)  $     (0.51)  $     (0.44)  $     (0.30)  $     (0.42)
                             ============   ===========   ===========   ===========   ===========

                                                           DECEMBER 31,
                                 ----------------------------------------------------------------
                                    2001          2000          1999         1998         1997
                                 -----------   -----------   ----------   ----------   ----------
BALANCE SHEET DATA
Total assets...................  $27,625,000   $37,378,000   $4,491,000   $7,746,000   $2,802,000
Working capital................   24,949,000    35,050,000    2,324,000    6,227,000    1,330,000
Royalties payable-less current
  portion......................           --       750,000      875,000    1,000,000    1,125,000
Shareholders' equity...........   26,121,000    35,775,000    2,592,000    6,062,000    1,123,000

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with, and is qualified in its entirety by, the Financial Statements and the Notes thereto included in this report. This discussion contains certain forward-looking statements that involve substantial risks and uncertainties. When used in this report the words "anticipate," "believe," "estimate," "expect" and similar expressions as they relate to our management or us are intended to identify such forward-looking statements. Our actual results, performance or achievements could differ materially from those expressed in, or implied by, these forward-looking statements. Historical operating results are not necessarily indicative of the trends in operating results for any future period.

OVERVIEW

     We are a post-genomics drug creation enterprise specializing in creating and developing therapeutic products for human diseases with an emphasis on the treatment of cancer and infectious diseases. Since our inception in 1991, we have been involved solely in research and development activities relating to technologies that are at various stages of development. As we work toward becoming a fully operational and profitable drug creation company, we will continue to review and refine our strategic plan. We believe that we have promising technology, a capable, focused Board and management team, and strong financial resources.

     During the next twelve months we plan on concentrating our efforts on the following activities:

     - Creation, using QCT, of novel small-molecule inhibitors of specific, targeted proteins;

     - Developing novel chemical molecules to the level of clinical drug lead candidates;

     - Partnering with pharmaceutical or biotechnology companies who can benefit from using our drug lead creation engine, QCT;

     - Creating gene-regulating antisense reagents using our OASIS platform technology;

     - Partnering with functional genomics companies who would be interested in using OASIS as a tool;

     - Partnering with companies having expertise in development of antisense drugs to further develop EXEGENICS' gene inhibitors into useful drugs;

     - Fulfilling our collaboration obligations with Bristol-Myers Squibb; and

     - Establishing partnerships, strategic alliances and technology licenses for the development, manufacturing, marketing and sales pharmaceuticals for treatment of cancer, infectious diseases and other diseases.

     We have a capable, experienced management team in place to meet the increasing demands we face as we continue to implement our aggressive business plan. Our President and Chief Executive Officer, Ronald L. Goode, Ph.D. is an accomplished pharmaceutical executive who has held key management positions at
G. D. Searle & Co. and Pfizer Pharmaceuticals. He has an extensive record of success in business development, having been responsible for many of Searle's acquisitions and has supervised clinical development programs that led to the filing of over a dozen New Drug Approval applications. Our founder and previous President and Chief Executive Officer, Dr. Arthur P. Bollon, has become a member of the team comprising our office of the Chief Scientist. In addition, Dr. Robert Rousseau, our Vice-President of Licensing, and Joan Gillett, our Vice-President and Controller, both bring invaluable knowledge to our management team.

     The members of our Board of Directors provide us with the necessary expertise to analyze the opportunities presented to us. Of particular note, our non-executive Chairman of the Board of Directors, Gary E. Frashier, has twenty-four years of successful experience as a CEO in scientific, life science and pharmaceutical research companies. Robert J. Easton, a director since 2000, is the chairman and founder of Easton Associates L.L.C. a leading healthcare consulting practice. Dr. Ira Gelb, a distinguished physician, is on the faculty of Mt. Sinai Medical School in New York and Florida Atlantic University in Boca Raton. Irwin Gerson, former CEO of the largest pharmaceutical advertising agency, McAdams, provides us with excellent entre to both the large and small pharmaceutical companies. Walter Lovenberg, Ph.D., retired from both the NIH and as President of Marion Merrell Dow Research Institute is broadly active in the biotechnology industry.

     We expect our Board to help us to strengthen and expand our affiliations with universities and other research institutions, ensuring that we obtain the most advanced scientific knowledge available. In addition, they will help us to identify and evaluate possible collaborations, strategic alliances and joint ventures with pharmaceutical and biotechnology companies for the commercial development of our products.

     Our management team will also play an instrumental role in overseeing the development of our scientific staff. We will continue to ensure that we have the appropriate staff members and equipment necessary to accommodate the tasks required by our expanding QCT and OASIS technologies. We have improved our synthetic and medicinal chemistry capabilities; functions we feel are vital to our drug creation efforts. We are cognizant of the importance of obtaining new as well as existing patents and intellectual property, and are developing new programs to ensure successful operations in this area.

     Our actual research and development and related activities may vary significantly from current plans depending on numerous factors, including changes in the costs of such activities from current estimates, the results of our research and development programs, the results of clinical studies, the timing of regulatory submissions, technological advances, determinations as to commercial potential and the status of competitive products. The focus and direction of our operations will also be dependent upon the establishment of collaborative arrangements with other companies, the use of consultants, the availability of financing and other factors.

     Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis we evaluate our estimates, including those related to investments, intangible assets, income taxes, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

     We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements. We recognize revenue from research support agreements ratably over the length of the agreements. We recognize revenue resulting from the achievement of milestones as the milestone is achieved. Amounts received in advance of services to be performed are recorded as deferred revenue. We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event we were to determine that we would be able to realize deferred tax assets in the future in excess of its net recorded amount, an adjustment to the net deferred tax asset would increase income in the period such determination was made. Likewise, should we determine that we would not be able to realize all or part of our net deferred tax asset in the future, an adjustment to the net deferred tax asset would be charged to income in the period such determination was made.

RESULTS OF OPERATIONS

  FISCAL YEAR ENDED DECEMBER 31, 2001 COMPARED TO FISCAL YEAR ENDED DECEMBER 31, 2000

  Revenues

     Revenues for 2001 and 2000 were primarily attributable to license and research and development payments, including those from our agreements with Bristol-Myers Squibb. We recognized revenues of $1,333,000 during fiscal 2001, compared to $865,000 for fiscal 2000, an increase of $468,000 or 54.1%. The increase was a result of the extension of our research and development agreement with BMS.

  Research and Development Expenses

     We incurred research and development expenses of $5,321,000 during fiscal 2001 and $3,681,000 during fiscal 2000, an increase of $1,640,000 or 45%. The increase in research and development expenses in 2001 from 2000 was due to the hiring of additional scientific staff in 2001, severance payments related to restructuring of operations, additional expenses for research services including a non-cash charge related to options granted to consultants, additional commitments to fund external research, increased depreciation expense, and an increase in office and laboratory supplies required to support our increased activities. Expenses in 2001 primarily include $643,000 for research consultants, $1,311,000 for contract research and $344,000 for lab supplies and other research services and materials.

  General and Administrative Expenses

     General and administrative expenses for fiscal 2001 were $6,530,000 compared to $5,788,000 for fiscal 2000, an increase of $742,000 or 13%. General and administrative expenses increased as a result of higher salary costs, additional travel and lodging expenses including relocation reimbursements, increases in legal and professional fees, including a $765,000 charge for a dispute settlement, and a non-cash expense for the issuance of options. These expenses were substantially offset by a decrease in public and financial relations expenses, as well as a decreases in tax expenses. Expenses in 2001 include $836,000 for expense related to our corporate restructuring activities, $207,000 for audit fees and other accounting related services, $667,000 for legal fees related to patents and intellectual property, $400,000 for company and employee insurance and $803,000 for legal services, of which the consulting and legal services were mainly due to assistance with our restructuring and reorganization.

  Other Income

     Other income for fiscal 2001 was $274,000 as compared to $0 during fiscal 2000. The increase was due to recognizing a gain for the relinquishment of patent rights.

  Interest Income

     Interest income for fiscal 2001 was $1,383,000 compared to $1,543,000 for fiscal 2000, a decrease of $160,000 or 10.4%. The decrease in interest income was due to lower interest rates and declining investable balances as disbursements were made.

  Net Losses

     We incurred net losses of $8,785,000 during fiscal 2001 and $7,165,000 during fiscal 2000. The increase in net losses of $1,620,000 or 22.6%, is a result of the aforementioned changes in our operations. Net loss per common share for fiscal 2001 was $0.57 and for fiscal 2000 was $0.51.

  FISCAL YEAR ENDED DECEMBER 31, 2000 COMPARED TO FISCAL YEAR ENDED DECEMBER 31, 1999

  Revenue

     Revenues for 2000 and 1999 were primarily attributable to license and research and development payments, including those from our agreements with BMS. We recognized revenues of $865,000 during fiscal 2000, compared to $1,375,000 during fiscal 1999, a decrease of $510,000 or 37.0%. The decrease was a result of the schedule of payments under our license and research and development agreements.

  Research and Development Expenses

     We incurred research and development expenses of $3,681,000 during fiscal 2000 and $2,332,000 during fiscal 1999, an increase of $1,349,000 or 58%. The increase was due to the hiring of additional scientific staff in 2000, increased expenses for research consultants including a non-cash charge related to options granted to consultants, additional commitments to fund external research, higher rent, an increase in depreciation expense, an increase in contract labor expenses, additional fees paid for conference and seminar attendance, and an increase in office and laboratory supplies required to support our increased activities.

  General and Administrative Expenses

     General and administrative expenses for fiscal 2000 were $5,788,000, compared to $3,194,000 for fiscal 1999, an increase of $2,594,000 or 81%. General and administrative expenses increased as a result of additional public and financial relations costs including a non-cash charge related to the value assigned to warrants granted to our financial advisors and consultants, higher insurance premiums, relocation reimbursements, increased legal and professional fees including a non-cash expense for the issuance of options, as well as expenses related to our growth in operations. These expenses were partially offset by a decrease in expenses associated with the acquisition of QCT, as well as decreases in consulting and contract labor expenses.

  Interest Income

     Interest income for fiscal 2000 was $1,543,000, compared to $222,000 for fiscal 1999, an increase of $1,321,000 or 595%. The increase in interest income was due to an increase in available cash balances resulting from the receipt of proceeds from the exercise of warrants during 2000.

  Net Losses

     We incurred net losses of $7,165,000 during fiscal 2000 and $4,357,000 during fiscal 1999. The increase in net losses of $2,808,000, or 64.4%, is a result of the aforementioned changes in our operations. Net loss per common share for fiscal 2000 was $0.50 and for fiscal 1999 was $0.42.

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 2001, we had cash, cash equivalents and investments of approximately $25,545,000, which, during 2001, included a use of approximately $8,005,000 to fund our operating activities, principally related to a net loss of $8,785,000 for the year. We invested approximately $10,548,000 of cash for the purchase investments of approximately $10,050,000 and for the purchase of laboratory equipment, software and other equipment for approximately $498,000. In addition, we used approximately $1,860,000 to fund our financing activities, including $1,335,000 for the purchase of 251,000 shares of Treasury Stock.

     Since inception we have financed our operations from debt and equity financings as well as fees received from licensing and research and development agreements. During 2000, we exercised our right of redemption related to 5,519,000 of our Class C, D and other warrants and options and received net proceeds of approximately $39,925,000.

     In January 2000 the Board of Directors approved the 2000 Employee Option Plan, or the Plan, authorizing up to 1,500,000 shares, subject to approval of the Plan by a majority of our shareholders. On September 11, 2000 our shareholders approved the Plan. At the time of shareholder approval, the market value of our common stock exceeded the exercise price of certain options noted above, consequently we recorded deferred compensatory charges of $130,000 equal to the spread between the exercise price of the option and the market price, times the number of options involved. Of the $130,000 deferred compensation, $65,000 and $60,000 was expensed in 2001 and 2000 respectively. In the second quarter of 2001, stockholders amended the Plan, increasing the shares available under the Plan by 1,250,000. During the year ended December 31, 2001 we granted 812,155 options to purchase shares of common stock under the Plan at exercise prices ranging from $2.33 to $7.63 per share to our officers, directors, employees and consultants.

     We account for our stock-based compensation plans under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." In October 1995, the Financial Accounting Standards Board issued Statement No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), which establishes a fair value-based method of accounting for stock-based compensation plans. We have adopted the disclosure-only alternative under SFAS No. 123. We account for stock based compensation to non employees using the fair value method in accordance with SFAS No. 123 and Emerging Issues Task Force (EITF) 96-18. We have recognized deferred stock compensation related to certain stock option and warrant grants. During the year ended December 31, 2001 we granted 125,000 warrants to purchase shares of common stock at $7.00 per share, in exchange for expiring unit purchase options. In connection with other option grants to consultants, we recorded a charge of $385,000 and $335,000 during the year ended December 31, 2001 and 2000 respectively.

     We have agreed to fund scientific research at academic institutions and to make minimum royalty payments for licensing and collaborative agreements of approximately $1,223,000 in 2002. We do not expect these arrangements to have a significant impact on our near-term liquidity and capital resources. We intend to continue to maintain and develop relationships with academic institutions and to establish licensing and collaborative agreements.

     We have no material capital commitments for the year ended December 31, 2002.

     We believe that we have sufficient cash on hand at December 31, 2001 to finance our operations through at least December 31, 2002. We have enhanced our cash planning procedures to ensure continual review and revision of the allocation of financial resources to the programs that have the highest priority and represent the best long and short term profit potential. However, there can be no assurance that we will generate sufficient revenues, if any, to fund our operations after such period or that any required financings will be available, through bank borrowings, debt or equity offerings, or otherwise, on acceptable terms or at all.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Our exposure to financial market risk, including changes in interest rates, relates primarily to our marketable security investments. We generally place our marketable security investments in high credit quality instruments, primarily U.S. government obligations and corporate obligations with contractual maturities of less than one year. We do not believe that a 100 basis point increase or decrease in interest rates would significantly impact our business. We do not have any derivative instruments. We operate only in the United States and all our transactions have been made in U.S. dollars. We do not have any material exposure to changes in foreign currency exchange rates.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The response to this item is submitted in item 14 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The response to this item is incorporated by reference from the discussion responsive thereto under the captions "Management" and "Compliance with Section 16(a) of the Securities Exchange Act of 1934" in our Proxy Statement for the 2002 Annual Meeting of Stockholders.

ITEM 11.  EXECUTIVE COMPENSATION

     The response to this item is incorporated by reference from the discussion responsive thereto under the caption "Executive Compensation" in our Proxy Statement for the 2002 Annual Meeting of Stockholders.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The response to this item is incorporated by reference from the discussion responsive thereto under the caption "Share Ownership" in our Proxy Statement for the 2002 Annual Meeting of Stockholders.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The response to this item is incorporated by reference from the discussion responsive thereto under the caption "Certain Relationships and Related Transactions" and "Executive Compensation -- Employment Agreements, Termination of Employment and Change of Control Arrangements" in our Proxy Statement for the 2002 Annual Meeting of Stockholders.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)(1) Report of Ernst & Young LLP, Independent Auditors
            Report of Richard A. Eisner & Company, LLP, Independent Auditors Balance Sheets as of December 31, 2001 and 2000
            Statements of Operations for the years ended December 31, 2001, 2000 and 1999
            Statements of Changes in Stockholders' Equity for years ended December 31, 2001, 2000 and 1999
            Statements of Cash Flows for the years ended December 31, 2001, 2000, and 1999
            Notes to Financial Statements

     (2) Financial Statement Schedules

     All schedules have been omitted because the required information is included in the financial statements or notes thereto or because they are not required.

     (3) Exhibits

EXHIBIT
NUMBER                                DESCRIPTION
-------                               -----------
  3.1   --    Certificate of Incorporation, as amended(1)
  3.2   --    By-laws(1)
  4.1   --    Specimen certificates representing Class C Warrants, Class D
              Warrants and Common Stock(1)
  4.3   --    Form of Unit Purchase Option in connection with the
              Company's Initial Public Offering(1)
  4.4   --    Warrant Certificate issued to the Washington State
              University Research Foundation(4)
 10.1   --    Employment Agreement dated March 1, 1992 between the Company and Arthur P. Bollon, Ph.D, as amended(1)
 10.2   --    Employment Agreement effective November 7, 1995 between the
              Company and Daniel Shusterman, as amended(1)
 10.3   --    1992 Stock Option Plan, as amended(1)
 10.4   --    Form of Stock Option Agreement(1)
 10.5   --    Lease Agreement dated September 1, 1993 between the Company and Mutual Benefit Life Insurance Company In
              Rehabilitation(1)
 10.6   --    Lease Agreement dated October 1, 1991 between the Company
              and J.K. and Susie Wadley Research Institute and Blood Bank,
              as amended(1)
 10.7   --    Purchase Agreement dated October 10, 1991 between the
              Company and Wadley Technologies, Inc. ("Wadley")(1)
 10.8   --    Security Agreement dated October 10, 1991 between the
              Company and Wadley(1)
 10.9   --    License Agreement dated March 15, 1989 between the Company and Phillips Petroleum Company, as amended(1)
 10.10  --    License Agreement dated June 10, 1993 between the Company
              and Research & Development Institute, Inc. ("RDI"), as
              amended, relating to the Paclitaxel Fermentation Production
              System(1)
 10.11  --    Research and Development Agreement effective June 10, 1993 between the Company and RDI, as amended(1)
 10.12  --    License Agreement dated February 22, 1995 between the
              Company and RDI, as amended, relating to FTS-2(1)
 10.13  --    Research, Development and License Agreement dated March 26,
              1992 between the Company and Enzon, Inc. ("Enzon"), As
              amended(1)
 10.14  --    Research, Development and License Agreement dated July 13,
              1992 between the Company and Enzon relating to the Company's tumor necrosis factor technology(1)
 10.15  --    Agreement effective June 30, 1992 between the Company and
              University of Texas at Dallas ("UTD"), as amended(1)

EXHIBIT
NUMBER                                DESCRIPTION
-------                               -----------
 10.16  --    Research Agreement effective April 8, 1994 between the
              Company and Sloan-Kettering Institute for Cancer Research(1)
 10.17  --    Joint Venture Agreement dated September 17, 1992 between the
              Company and Pestka Biomedical laboratories, Inc.
              ("Pestka")(1)
 10.18  --    Stock Purchase Agreement dated September 17, 1992 between
              the Company and Pestka(1)
 10.19  --    License Agreement dated September 17, 1992 between Cytomune,
              Inc. and Pestka(1)
 10.20  --    Research and Development Agreement dated September 17, 1992 between Cytomune, Inc. and Pestka(1)
 10.21  --    Marketing Agreement dated as of November 1, 1994 between
              Helm AG and the Company(1)
 10.22  --    Extension Agreement with RDI dated June 5, 1995(1)
 10.23  --    Third Amendment to Lease Agreement dated April 30, 1995(1)
 10.24  --    Form of Subordinated Note Extension(1)
 10.25  --    Form of Note Extension(1)
 10.26  --    September 25, 1995 RDI Extension(1)
 10.27  --    October 25, 1995 RDI Extension(1)
 10.28  --    Amendment to License Agreement dated June 10, 1993, as
              amended, and Research and Development Agreement effective
              June 10, 1993, as amended, both agreements between the
              Company and RDI(2)
 10.29  --    License Agreement No. W960206 effective February 27, 1996
              between the Company and The Regents of the University of
              California(2)
 10.30  --    License Agreement No. W960207 effective February 27, 1996
              between the Company and The Regents of the University of
              California(2)
 10.31  --    License Agreement with the Washington State University,
              dated July 2, 1996(3)*
 10.32  --    Amendment to Agreement, effective June 30, 1992, as amended, between the Company and the University of Texas at Dallas(3)
 10.33  --    1996 Stock Option Plan and Amendment No. 1 thereto(7)
 10.34  --    Patent License Agreement, dated August 4, 1998, between The
              Regents of the University of California and the Company for
              Peptide Anti-estrogen for Breast Cancer Therapy(5)*
 10.35  --    Master License Agreement, dated as of June 12, 1998, between the Company and Bristol-Myers Squibb Company(6)*
 10.36  --    Sublicense Agreement, dated May 27, 1998, between the
              Company and Bristol-Myers Squibb under The Research &
              Development Institute, Inc. License Agreement, as amended, dated June 10, 1998(6)*
 10.37  --    Sublicense Agreement, dated May 19, 1998, between the
              Company and Bristol-Myers Squibb Company under the
              Washington State University Research Foundation License
              Agreement, dated June 8, 1996(6)*
 10.38  --    Amended and Restated License Agreement, dated June 3, 1998, between the Washington State University Research Foundation and the Company(6)*
 10.39  --    Amendment, dated May 27, 1998, to the License Agreement,
              dated June 10, 1993, between The Research and Development
              Institute, Inc. and the Company(6)*
 10.40  --    Amended and Restated 2000 Stock Option Plan(7)
 10.41  --    Employment Agreement dated March 21, 2001, between the
              Company and Ronald Lane Goode, Ph.D.(8)
 10.42  --    Employment Agreement dated December 31, 1998, between the
              Company and Dorit Arad, Ph.D.
 21     --    List of Subsidiaries -- None
 23.1   --    Consent of Ernst & Young LLP
 23.2   --    Consent of Richard A. Eisner & Company, LLP

---------------

 * Confidential portions omitted and filed separately with the U.S. Securities and Exchange Commission pursuant to Rule 24b-2 promulgated under the Securities Exchange Act of 1934, as amended.

(1) Previously filed as an exhibit to the Company's Registration Statement on Form SB-2 (File No. 33-91802) and are incorporated by reference herein.

(2) Previously filed as an exhibit to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995 and are incorporated by reference herein.

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

(7) Previously filed as an appendix to the Company's Schedule 14-A (File No. 000-26078) and is incorporated by reference herein.

(8) Previously filed as an exhibit to the Company's Annual Report on Form 10-K (File No. 000-26078) for the year ended December 31, 2000 and is incorporated by reference herein.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          EXEGENICS INC.

                                          By:      /s/ RONALD L. GOODE
                                            ------------------------------------
                                            Name: Ronald L. Goode
                                            Title:   President and Chief
                                                     Executive Officer

Date: March 26, 2002

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated below and on the dates indicated.

                    SIGNATURES                                     TITLE                       DATE
                    ----------                                     -----                       ----


 By:               /s/ RONALD L. GOODE                 Director, President and Chief      March 26, 2002
        -----------------------------------------       Executive Officer (Principal
                     Ronald L. Goode                         Executive Officer)


 By:               /s/ JOAN H. GILLETT                   Vice President, Controller       March 26, 2002
        -----------------------------------------      (Principal Financial Officer)
                   Joan H. Gillett, CPA


 By:               /s/ GARY E. FRASHIER                Director, Chairman of the Board    March 26, 2002
        -----------------------------------------
                     Gary E. Frashier


 By:               /s/ ROBERT J. EASTON                           Director                March 26, 2002
        -----------------------------------------
                     Robert J. Easton


 By:                 /s/ IRA J. GELB                              Director                March 26, 2002
        -----------------------------------------
                       Ira J. Gelb


 By:               /s/ IRWIN C. GERSON                            Director                March 26, 2002
        -----------------------------------------
                     Irwin C. Gerson


 By:             /s/ WALTER M. LOVENBERG                          Director                March 26, 2002
        -----------------------------------------
                   Walter M. Lovenberg


 By:               /s/ ARTHUR P. BOLLON                    Director, Executive VP         March 26, 2002
        -----------------------------------------
                     Arthur P. Bollon

                                 EXEGENICS INC.

                                    CONTENTS

                                                              PAGE
                                                              ----
FINANCIAL STATEMENTS
Report of Ernst & Young LLP, Independent Auditors...........   F-2
Report of Richard A. Eisner & Company, LLP, Independent
  Auditors..................................................   F-3
Balance sheets as of December 31, 2001 and 2000.............   F-4
Statements of operations for the years ended December 31,
  2001, 2000 and 1999.......................................   F-5
Statements of changes in stockholders' equity for the years
  ended December 31, 2001, 2000 and 1999....................   F-6
Statements of cash flows for the years ended December 31,
  2001, 2000 and 1999.......................................   F-7
Notes to financial statements...............................   F-8

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

Board of Directors and Stockholders
EXEGENICS INC.

     We have audited the accompanying balance sheet of EXEGENICS INC. (the Company), formerly known as Cytoclonal Pharmaceutics Inc., as of December 31, 2001, and the related statements of operations, changes in stockholders' equity and cash flows for the year ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of EXEGENICS INC. as of December 31, 2001, and the results of its operations and its cash flows for the year ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

/S/ ERNST & YOUNG LLP

Dallas, Texas
March 4, 2002

        REPORT OF RICHARD A. EISNER & COMPANY, LLP INDEPENDENT AUDITORS

Board of Directors and Stockholders
EXEGENICS INC.
Dallas, Texas

     We have audited the accompanying balance sheets of EXEGENICS INC. (formerly known as Cytoclonal Pharmaceutics Inc.), as of December 31, 2000, and the related statements of operations, changes in stockholders' equity and cash flows for each of the years in the two-year period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements enumerated above present fairly, in all material respects, the financial position of EXEGENICS INC. as of December 31, 2000 and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

     As discussed in Note B to the financial statements, the Company changed its method of revenue recognition in 1999.

/S/ RICHARD A. EISNER & COMPANY, LLP

New York, New York
March 2, 2001

                                 EXEGENICS INC.

                                 BALANCE SHEETS

                                                                     DECEMBER 31,
                                                              ---------------------------
                                                                  2001           2000
                                                              ------------   ------------
                                         ASSETS

Current assets:
  Cash and cash equivalents.................................  $ 14,995,000   $ 35,408,000
  Restricted cash...........................................       550,000             --
  Investments...............................................    10,050,000             --
  Prepaid expenses and other current assets.................       656,000        495,000
                                                              ------------   ------------
       Total current assets.................................    26,251,000     35,903,000
Equipment, net..............................................     1,009,000        512,000
Patent rights, less accumulated amortization of $111,000 and
  $764,000..................................................        74,000        670,000
Notes receivable -- officer/stockholder.....................       278,000        278,000
Other assets................................................        13,000         15,000
                                                              ------------   ------------
                                                              $ 27,625,000   $ 37,378,000
                                                              ============   ============

                          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses.....................  $  1,163,000   $    633,000
  Taxes payable.............................................            --         95,000
  Deferred revenue..........................................        56,000             --
  Current portion of capital lease obligations..............        83,000             --
Current portion of royalties payable........................            --        125,000
                                                              ------------   ------------
       Total current liabilities............................     1,302,000        853,000
Capital lease obligations, less current portion.............       202,000             --
Royalties payable, less current portion.....................            --        750,000
                                                              ------------   ------------
                                                                 1,504,000      1,603,000
                                                              ------------   ------------
Commitments and contingencies
Stockholders' Equity:
  Preferred stock -- $.01 par value, 10,000,000 shares
     authorized; 755,950 and 718,353 shares of Series A
     convertible preferred issued and outstanding
     (liquidation value $1,890,000 and $1,796,000)..........         8,000          7,000
  Common stock -- $.01 par value, 30,000,000 shares
     authorized; 16,180,935 and 16,146,730 shares issued....       162,000        162,000
  Additional paid-in capital................................    67,025,000     67,083,000
  Subscriptions receivable..................................      (360,000)       (51,000)
  Unearned compensation.....................................        (5,000)       (70,000)
  Accumulated deficit.......................................   (38,139,000)   (29,354,000)
  Treasury stock, 511,200 and 260,600 shares of common
     stock, at cost.........................................    (2,570,000)    (2,002,000)
                                                              ------------   ------------
                                                                26,121,000     35,775,000
                                                              ------------   ------------
                                                              $ 27,625,000   $ 37,378,000
                                                              ============   ============

                       See notes to financial statements

                                 EXEGENICS INC.

                            STATEMENTS OF OPERATIONS

                                                                YEAR ENDED DECEMBER 31,
                                                        ---------------------------------------
                                                           2001          2000          1999
                                                        -----------   -----------   -----------
Revenue:
License and research fees.............................  $ 1,333,000   $   865,000   $ 1,375,000
                                                        -----------   -----------   -----------
Operating expenses:
  Research and development............................    5,321,000     3,681,000     2,332,000
  General and administrative..........................    6,530,000     5,788,000     3,194,000
                                                        -----------   -----------   -----------
                                                         11,851,000     9,469,000     5,526,000
Other (income) expenses:
  Gain on disposition.................................     (274,000)           --            --
  Interest income.....................................   (1,383,000)   (1,543,000)     (222,000)
  Interest expense....................................        6,000         9,000         6,000
                                                        -----------   -----------   -----------
                                                         (1,651,000)   (1,534,000)     (216,000)
                                                        -----------   -----------   -----------
Loss before items shown below.........................   (8,867,000)   (7,070,000)   (3,935,000)
Provision (benefit) for taxes.........................      (82,000)       95,000
                                                        -----------   -----------   -----------
Loss before cumulative effect of a change in
  accounting principle................................   (8,785,000)   (7,165,000)   (3,935,000)
Cumulative effect on prior years of changing method of
  revenue recognition.................................           --            --      (422,000)
                                                        -----------   -----------   -----------
NET LOSS..............................................   (8,785,000)   (7,165,000)   (4,357,000)
Preferred stock dividend..............................     (180,000)     (180,000)     (182,000)
                                                        -----------   -----------   -----------
NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS..........  $(8,965,000)  $(7,345,000)  $(4,539,000)
                                                        ===========   ===========   ===========
Basic and diluted loss per common share:
  Loss before cumulative effect of a change in
     accounting principle.............................  $     (0.57)  $     (0.51)  $     (0.40)
  Cumulative effect on prior years of changing method
     of revenue recognition...........................           --            --         (0.04)
                                                        -----------   -----------   -----------
NET LOSS..............................................  $     (0.57)  $     (0.51)  $     (0.44)
                                                        ===========   ===========   ===========
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING -- BASIC
  AND DILUTED.........................................   15,749,000    14,452,000    10,333,000
                                                        ===========   ===========   ===========

                       See notes to financial statements

                                 EXEGENICS INC.

                 STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                         CONVERTIBLE
                                       PREFERRED STOCK        COMMON STOCK        ADDITIONAL
                                      -----------------   ---------------------     PAID IN     SUBSCRIPTIONS     UNEARNED
                                      SHARES    AMOUNT      SHARES      AMOUNT      CAPITAL      RECEIVABLE     COMPENSATION
                                      -------   -------   ----------   --------   -----------   -------------   ------------
BALANCE -- DECEMBER 31, 1998........  746,864    7,000    10,209,844    102,000    23,785,000            --             --
Preferred dividend (stock)..........   74,648    1,000            --         --        (1,000)           --             --
Preferred stock converted to
  common............................       --
  stock.............................  (92,609)  (1,000)       92,609      1,000            --            --             --
Exercise of warrants................       --       --        15,000         --        59,000            --             --
Exercise of options.................       --       --         7,000         --        25,000            --             --
Value assigned to options issued for
  professional services.............       --       --            --         --       412,000            --             --
Shares exchanged for technology.....       --       --        25,000         --       184,000            --             --
Issuance of compensatory stock......       --       --        28,000      1,000       206,000            --             --
Net loss for the year...............       --       --            --         --            --            --             --
                                      -------   -------   ----------   --------   -----------     ---------       --------
BALANCE -- DECEMBER 31, 1999........  728,903    7,000    10,377,453    104,000    24,670,000            --             --
Preferred dividend (stock)..........   72,856    1,000            --         --        (1,000)           --             --
Preferred stock converted to common
  stock.............................  (83,406)  (1,000)       83,406      1,000            --            --             --
Exercise of warrants, net of related
  expenses of $1,999,000............       --       --     5,519,111     55,000    39,313,000       (51,000)            --
Exercise of options and units.......       --       --       166,760      2,000       605,000            --             --
Value assigned to warrants and
  options issued for professional
  services..........................       --       --            --         --     2,360,000            --             --
Compensation related to grant of
  options to employees..............       --       --            --         --       130,000            --        (70,000)
Purchase of Treasury stock..........       --       --            --         --            --            --             --
Sale of Treasury stock..............       --       --            --         --         6,000            --             --
Net loss for the year...............       --       --            --         --            --            --             --
                                      -------   -------   ----------   --------   -----------     ---------       --------
BALANCE -- DECEMBER 31, 2000........  718,353    7,000    16,146,730    162,000    67,083,000       (51,000)       (70,000)
Preferred stock converted to common
  stock.............................  (34,205)      --        34,205         --            --            --             --
Preferred dividend (stock)..........   71,802    1,000            --         --        (1,000)           --             --
Proceeds from sale of Treasury
  stock.............................       --       --            --         --      (442,000)     (300,000)            --
Interest accrual on Subscription
  Receivable........................       --       --            --         --            --        (9,000)            --
Purchase of Treasury stock..........       --       --            --         --            --            --             --
Compensation related to grant of
  options to employees..............       --       --            --         --       385,000            --         65,000
Net loss for the year...............       --       --            --         --            --            --             --
                                      -------   -------   ----------   --------   -----------     ---------       --------
BALANCE -- DECEMBER 31, 2001........  755,950   $8,000    16,180,935   $162,000   $67,025,000     $(360,000)      $ (5,000)
                                      =======   =======   ==========   ========   ===========     =========       ========


                                                         TREASURY STOCK
                                      ACCUMULATED    ----------------------
                                        DEFICIT       SHARES      AMOUNT         TOTAL
                                      ------------   --------   -----------   -----------
BALANCE -- DECEMBER 31, 1998........  (17,832,000)         --            --     6,062,000
Preferred dividend (stock)..........           --          --            --            --
Preferred stock converted to
  common............................
  stock.............................           --          --            --            --
Exercise of warrants................           --          --            --        59,000
Exercise of options.................           --          --            --        25,000
Value assigned to options issued for
  professional services.............           --          --            --       412,000
Shares exchanged for technology.....           --          --            --       184,000
Issuance of compensatory stock......           --          --            --       207,000
Net loss for the year...............   (4,357,000)         --            --    (4,357,000)
                                      ------------   --------   -----------   -----------
BALANCE -- DECEMBER 31, 1999........  (22,189,000)         --            --     2,592,000
Preferred dividend (stock)..........           --          --            --            --
Preferred stock converted to common
  stock.............................           --          --            --            --
Exercise of warrants, net of related
  expenses of $1,999,000............           --          --            --    39,317,000
Exercise of options and units.......           --          --            --       607,000
Value assigned to warrants and
  options issued for professional
  services..........................           --          --            --     2,360,000
Compensation related to grant of
  options to employees..............           --          --            --        60,000
Purchase of Treasury stock..........           --     263,600    (2,023,000)   (2,023,000)
Sale of Treasury stock..............           --      (3,000)       21,000        27,000
Net loss for the year...............   (7,165,000)         --            --    (7,165,000)
                                      ------------   --------   -----------   -----------
BALANCE -- DECEMBER 31, 2000........  (29,354,000)    260,600    (2,002,000)   35,775,000
Preferred stock converted to common
  stock.............................           --          --            --            --
Preferred dividend (stock)..........           --          --            --            --
Proceeds from sale of Treasury
  stock.............................           --    (100,000)      767,000        25,000
Interest accrual on Subscription
  Receivable........................           --          --            --        (9,000)
Purchase of Treasury stock..........           --     350,600    (1,335,000)   (1,335,000)
Compensation related to grant of
  options to employees..............           --          --            --       450,000
Net loss for the year...............   (8,785,000)         --            --    (8,785,000)
                                      ------------   --------   -----------   -----------
BALANCE -- DECEMBER 31, 2001........  $(38,139,000)   511,200   $(2,570,000)  $26,121,000
                                      ============   ========   ===========   ===========

                       See notes to financial statements

                                 EXEGENICS INC.

                            STATEMENTS OF CASH FLOWS

                                                               YEAR ENDED DECEMBER 31,
                                                       ----------------------------------------
                                                           2001          2000          1999
                                                       ------------   -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss...........................................  $ (8,785,000)  $(7,165,000)  $(4,357,000)
                                                       ------------   -----------   -----------
  Adjustments to reconcile net loss to net cash used
     in operating activities:
     Depreciation and amortization...................       286,000       290,000       200,000
     Value assigned to warrants, options and
       compensatory stock............................       450,000     2,420,000       619,000
     Gain on disposition of patent rights............      (274,000)           --            --
     Interest accrual on subscriptions receivable....        (9,000)           --            --
     Payment of royalty liability....................        (5,000)     (135,000)     (146,000)
  Changes in:
     Prepaid expenses and other current assets.......      (159,000)     (371,000)      (50,000)
     Accounts payable and accrued expenses...........       530,000       (49,000)      221,000
     Tax payable.....................................       (95,000)       95,000            --
     Deferred revenue................................        56,000      (207,000)      140,000
                                                       ------------   -----------   -----------
          Net cash used in operating activities......    (8,005,000)   (5,122,000)   (3,373,000)
                                                       ------------   -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Notes receivable -- officer/shareholder............            --      (204,000)      (74,000)
  Purchases of equipment.............................      (498,000)     (407,000)     (250,000)
  Purchases of investment securities.................   (10,050,000)           --            --
                                                       ------------   -----------   -----------
          Net cash used in investing activities......   (10,548,000)     (611,000)     (324,000)
                                                       ------------   -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from sale of common stock through exercise
     of options and warrants.........................            --    39,924,000        84,000
  Increase in restricted cash........................      (550,000)           --            --
  Purchase of treasury stock.........................    (1,335,000)   (2,023,000)           --
  Proceeds from sale of treasury stock...............        25,000        27,000            --
                                                       ------------   -----------   -----------
          Net cash provided by (used in) financing
            activities...............................    (1,860,000)   37,928,000        84,000
                                                       ------------   -----------   -----------
NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS........................................   (20,413,000)   32,195,000    (3,613,000)
Cash and cash equivalents at beginning of year.......    35,408,000     3,213,000     6,826,000
                                                       ------------   -----------   -----------
CASH AND CASH EQUIVALENTS AT END OF YEAR.............  $ 14,995,000   $35,408,000   $ 3,213,000
                                                       ============   ===========   ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid for interest.............................  $      6,000   $     8,000   $     6,000
  Noncash investing activities:
     Common stock issued for technology..............            --            --       184,000
     Taxes paid......................................        95,000
     Property acquired through capital lease
       arrangements..................................       285,000            --            --

                       See notes to financial statements

                                 EXEGENICS INC.

                         NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000

NOTE A -- THE COMPANY

     EXEGENICS INC., formerly known as Cytoclonal Pharmaceutics Inc. (the "Company"), is involved in the research, creation, and development of drugs for the treatment and/or prevention of cancer and infectious diseases. To date, the Company's efforts have been principally devoted to R&D, capital formation and organizational development.

NOTE B -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  EQUIPMENT

     Equipment is stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets, which range from 3 to 5 years. Leasehold improvements are amortized over the lesser of the economic useful life of the improvement or term of the lease.

  PATENT RIGHTS AND COSTS

     Certain patents acquired in October 1991 were stated at cost and amortized to research and development expense using the straight-line method over the 17-year life of the patents. During August 2001, the Company decided to terminate the subject agreement and, after the required three months notice, wrote off the related patents and the accumulated amortization. (see Note C)

     Patents and technology acquired during 1999 are being amortized over an estimated useful life of 5 years (see Note J).

     The Company reviews its patents for impairment whenever events or changes in circumstances indicate that the carrying amount of the patents may not be recoverable. In performing the review, the Company estimates undiscounted cash flows from products under development that are covered by these patents. Impairment based on the estimated fair value of the patents would be recognized if those estimated cash flows were less than the unamortized costs. Related patents are grouped in estimating future cash flows to determine whether patents are impaired and in measuring the amount of the impairment. There were no impairment indicators relating to patent rights and costs at December 31, 2001.

  RESEARCH AND DEVELOPMENT

     Research and development costs are charged to expense as incurred.

  LOSS PER COMMON SHARE

     Basic and diluted loss per common share is based on the net loss increased by dividends on preferred stock divided by the weighted average number of common shares outstanding during the year. No effect has been given to outstanding options, warrants or convertible preferred stock in the diluted computation as their effects would be antidilutive. The number of potentially dilutive securities excluded from the computation of diluted loss per share was approximately 5,125,000, 4,697,000 and 10,069,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

  CASH EQUIVALENTS, RESTRICTED CASH, INVESTMENTS AND CONCENTRATION OF CREDIT
  RISK

     The Company considers all non-restrictive, highly liquid short-term investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents, which amount to $14,995,000 and $35,408,000 at December 31, 2001 and 2000, respectively, consist principally of interest bearing cash deposits placed with a single financial institution. Restricted cash, which amounts to $550,000 and $0 at December 31, 2001 and 2000, respectively, consists of certificates of deposits that are used as

                                 EXEGENICS INC.

collateral for equipment leases. Investments, which amount to $10,050,000 and $0 at December 31, 2001 and 2000, respectively, consists of investments with a maturity greater than three months net of unamortized premiums paid on investments.

  STOCK-BASED COMPENSATION

     The Company has elected to continue to account for its stock-based compensation plans using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25") and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants as if the fair-value based method defined in SFAS No. 123 had been applied.

     Under the provisions of APB No. 25, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's common stock at the date of the grant over the amount an employee must pay to acquire the stock.

  FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying value of cash equivalents, accounts payable and accrued expenses approximates their fair value due to the short period to maturity of these instruments. It is not practicable to estimate the fair value of royalties payable due to payment terms varying based on sales of products by the Company and the lack of such sales during the years ended December 31, 2001, 2000 and 1999.

  USE OF ESTIMATES

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  REVENUE RECOGNITION AND CHANGE IN ACCOUNTING PRINCIPLE

     Revenue from research support agreements is recognized ratably over the length of the agreements. Revenue resulting from the achievement of milestones is recognized when the milestone is achieved. Amounts received in advance of services to be performed are recorded as deferred revenue. In December 1999, the staff of the Securities and Exchange Commission issued an accounting bulletin on revenue recognition that provides, among other matters, that nonrefundable license fees should be recognized over the period of performance of related research and development activities. Accordingly, the Company changed its accounting policy from recognizing revenue from nonrefundable license fees at signing of the agreement to deferring and recognizing such fees over the period of performance of related research and development activities. Effective January 1, 1999, the Company reflected this change in accounting principle as a cumulative effect on prior years of $422,000, which is shown in the statement of operations. Payments to third parties in connection with nonrefundable license fees are being recognized over the period of performance of related research and development activities.

     Pro forma amounts assuming the change in accounting for revenue recognition had been applied retroactively is as follows:

                                                              DECEMBER 31,
                                                                  1999
                                                              ------------
Net loss....................................................  $(3,935,000)
Net loss per common share -- basic and dilutive.............  $     (0.40)

                                 EXEGENICS INC.

  RECLASSIFICATIONS

     Certain items have been reclassified in the prior years' financial statements to conform to current year presentation.

NOTE C -- ROYALTIES PAYABLE

     On October 10, 1991, the Company entered into an agreement to acquire certain patent rights, technology and know-how (the "Technology") from Wadley Technologies, Inc. ("Wadtech") for the fixed sum of $1,250,000 and ongoing royalties.

     The agreement provided for the payment of royalties of up to 6.25% of gross selling price of products incorporating the Technology and up to 50% of all compensation received by the Company for sales by sublicensees of any products covered by the Technology, which will be applied to reducing the fixed sum of $1,250,000, until the fixed sum is paid. Thereafter, the agreement provided for the payment of royalties of up to 3.75% of gross selling price of products incorporating the Technology and up to 50% of all compensation received by the Company for sales by sublicensees of any products covered by the Technology. The agreement also provided for minimum annual royalty payments of $31,250, $62,500 and $125,000 payable quarterly during each twelve-month period beginning October 1, 1996, 1997 and 1998, respectively. Thereafter, during each twelve-month period beginning October 1, 1999, the agreement provided for minimum annual royalty payments of $125,000 payable yearly. Through October 31, 2001, the Company has made payments of approximately $480,000.

     The Company granted Wadtech a security interest in the Technology until payment of the fixed sum. The agreement was to continue for 99 years from October 10, 1991 and the Company had the option to terminate the agreement without cause on three months notice to Wadtech. The Company decided to terminate the agreement in August of 2001 and notified Wadtech of its intent. The agreement was terminated at the end of October 2001, resulting in a recognized gain on disposition of $274,000, the excess of prior amortized royalty expense over the actual royalty payments made. No additional payments were required under this agreement.

NOTE D -- LICENSE AND RESEARCH AGREEMENT

     In June 1998, the Company entered into an agreement with Bristol Myers Squibb ("BMS") whereby the Company agreed to sublicense to BMS two technologies, related to production of paclitaxel, the active ingredient in BMS's largest selling cancer product, Taxol(R). The agreement, which is for a term of ten years, subject to earlier termination at the option of BMS, provides for fees, milestone payments and minimum and sales-based royalties to be paid to the Company. Subsequently, the Company and BMS entered into a separate 2-year term research and development support agreement that provided for BMS to pay the company $2,000,000 in support of the Company's research efforts related to development of a production system for paclitaxel. Subsequently, the term of the research and development agreement was extended for an additional two years for an additional payment of $2,000,000.

     For the year ended December 31, 2001, revenues of $0 and $1,333,000 for the license fee and research support, respectively, were recognized under the agreements. For the year ended December 31, 2000, revenues of $187,000 and $678,000 for the license fee and research support, respectively, were recognized under the agreements. For the year ended December 31, 1999, revenues of $375,000 and $1,000,000 for the license fee and research support, respectively, were recognized under the agreements (see Note B).

                                 EXEGENICS INC.

NOTE E -- EQUIPMENT

     Equipment is summarized as follows:

                                                                   DECEMBER 31,
                                                              -----------------------
                                                                 2001         2000
                                                              ----------   ----------
Office equipment............................................  $  151,000   $   85,000
Furniture and fixtures......................................      99,000       65,000
Computers and laboratory equipment..........................   1,298,000      820,000
Laboratory software.........................................     209,000       72,000
Leasehold improvements......................................      76,000        8,000
                                                              ----------   ----------
       Total................................................   1,833,000    1,050,000
Less accumulated depreciation...............................     824,000      538,000
                                                              ----------   ----------
Net.........................................................  $1,009,000   $  512,000
                                                              ==========   ==========

NOTE F -- ACCOUNTS PAYABLE AND ACCRUED EXPENSES

     Accounts payable and accrued expenses consist of the following:

                                                                  DECEMBER 31,
                                                              ---------------------
                                                                 2001        2000
                                                              ----------   --------
Professional fees...........................................  $  275,000   $174,000
Accrued Restructure expense.................................     210,000         --
Payroll and related expenses................................     182,000    254,000
Licensors and contractors...................................     377,000    139,000
Occupancy costs.............................................      44,000         --
Real estate taxes...........................................      28,000         --
Other.......................................................      47,000     66,000
                                                              ----------   --------
                                                              $1,163,000   $633,000
                                                              ==========   ========

NOTE G -- CAPITAL LEASE OBLIGATIONS

     Included in equipment at December 31, 2001, is lab equipment and software totaling $285,000 under capital lease obligations. The related annual interest rates range from 6.0% to 6.2% throughout the lease terms, which expire in 2005. The leased equipment collateralizes these leases and is amortized over the useful life. The commencement date of these leases was December 28, 2001.

     The Company has a lease line of credit of $1,000,000, of which approximately $500,000 remains unused.

                                 EXEGENICS INC.

     The following represents future minimum rental payments due under the noncancellable capital leases:

2002........................................................  $ 97,000
2003........................................................   103,000
2004........................................................   103,000
2005........................................................     9,000
                                                              --------
                                                              $312,000
Less amounts representing interest..........................    27,000
                                                              --------
Present value of minimum lease payments.....................   285,000
Less current portion of capital lease obligations...........    83,000
                                                              --------
Capital lease obligations, less current portion.............  $202,000
                                                              ========

NOTE H -- STOCKHOLDERS' EQUITY

  PRIVATE PLACEMENT

     In April and May 1998, the Company completed a private placement for an aggregate of 671,026 shares of common stock and 335,538 Class E warrants and received net proceeds of approximately $4,837,000.

  PREFERRED STOCK

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

     During January 2001, the Company elected to pay the required yearly dividend by issuing additional shares of Series A convertible preferred. The Company issued 71,802 shares to satisfy the 10% dividend. In addition, during 2001, 34,205 shares of Series A convertible preferred were converted into 34,205 shares of common stock.

  COMMON STOCK

     During 1999 the Company acquired certain technology for 25,000 shares of common stock.

     In addition, during 1999, in conjunction with the employment of the Vice President for Drug Design and the acquisition of technology, the Company paid a fee of $75,000 and issued to third parties an aggregate of 28,000 shares of common stock, which were valued at market value at date of grant.

     In February and March 2000, the Company gave notice to the holders of its Class C and D Warrants that it was exercising its right of redemption at $.05 per warrant effective March 9 and April 12, 2000. Subsequent to the notice, the Company received approximately $13,001,000 from the exercise of 2,000,135 Class C warrants and approximately $25,742,000 from the exercise of 2,941,905 Class D warrants. In connection therewith the Company incurred expenses of $1,999,000. In addition, during 2000, certain Class A, B, E and

                                 EXEGENICS INC.

other warrants were exercised for 577,071 common share and the Company received proceeds of $2,573,000. Further, during 2000, warrants to acquire 14,268 common shares expired.

     In addition, during 2000, outstanding options to purchase 506,250 warrants at $.10 per warrant were exercised and the acquired warrants were then exercised for 202,500 shares of common stock at a price of $3.75 per share.

     In April 2000, the Company announced a stock buy-back program under which the Board of Directors authorized the purchase of up to $2,000,000 of its common stock. During the year ended December 31, 2000, the Company had purchased 263,600 shares of common stock at a cost of approximately $2,023,000.

     In February 2001, the Company extended its stock buy-back program under which the Board of Directors authorized the purchase of up to an additional $1,000,000 of its common stock. During the year ended December 31, 2001 the Company had purchased 250,600 shares of common stock at a cost of approximately $935,000.

     In May of 2001, the Company sold 100,000 shares of its Treasury Stock to its CEO for $325,000 or $3.25 per share, the then current market value. The Company received $25,000 cash and a note receivable of $300,000, bearing interest at a rate of 5% per annum. The weighted average method was used to determine the cost basis of $7.67 per share of the Treasury Stock.

     In October 2001, the Company purchased 100,000 shares of its common stock and warrants to purchase 40,605 shares of its common stock for $1,165,000 pursuant to a settlement agreement. Of this amount, $765,000 was recognized as expense in the third quarter of 2001 and $400,000 as the purchase of treasury stock.

     In addition, during 2001, 34,205 shares of Series A convertible preferred stock were converted into 34,205 shares of common stock.

  WARRANTS AND UNIT PURCHASE OPTIONS

     At December 31, 2001, outstanding warrants to acquire shares of the Company's common stock are as follows:

                                                      NUMBER OF
 WARRANT                                               SHARES
   TYPE     EXERCISE PRICE      EXPIRATION DATES      RESERVED
----------  ---------------   ---------------------   ---------
Class E...  $9.82 to $11.35   April 2003               326,554(a)
Other.....  $4.25 to $9.00    July 2002 - July 2004    513,500(a)
                                                       -------
                                                       840,054
                                                       =======

---------------

(a)  See Note J


     In connection with its initial public offering, the Company sold to the underwriter, at a nominal amount, a unit purchase option to purchase up to an aggregate of 200,000 additional units at $8.25 per unit. The units purchasable upon exercise of the unit purchase option are comprised of one share of common stock, one Class C warrant and one Class D warrant. Each Class C warrant entitles the holder to purchase a unit consisting of one share of common stock and one redeemable Class D detachable warrant. Each Class D warrant entitles the holder to purchase one share of common stock. The exercise price of Class C and D warrants is $6.50 and $8.75, respectively. The unit purchase options became exerciseable in November 1998 for a two-year period. During 2000, the exercise period was extended to November 2001. Upon expiration in November 2001, it was determined to be in the best interest of the Company to replace the expiring unit

                                 EXEGENICS INC.

purchase options with two year warrants to purchase 125,000 shares of common stock at $7.00 per share, expiring in November of 2003. The Company evaluated the transaction using the Black-Scholes model and determined that the cost was de minimis.

     See Note J for unit purchase option issued in connection with private placement in 1998.

  STOCK OPTIONS

     During 1992, the Board of Directors and the stockholders of the Company approved a Stock Option Plan (the "1992 Plan") which provides for the granting of options to purchase up to 520,000 shares of common stock, pursuant to which officers, directors, key employees and the Company's Scientific Advisory Board are eligible to receive incentive and/or nonstatutory stock options. At December 31, 2001, no more options were available for future grant under the 1992 Plan.

     During 1996, the Board of Directors and the stockholders of the Company approved the 1996 Stock Option Plan (the "1996 Plan") which provides for the granting of incentive and nonstatutory options for up to 750,000 shares of common stock to officers, employees, directors and consultants of the Company. During 1998, the Board of Directors and the stockholders of the Company approved an amendment to the Plan to allow for the granting of an additional 750,000 options. At December 31, 2001, no more options were available for future grant under the 1996 Plan.

     During 2000, the Board of Directors and the stockholders of the Company approved the 2000 Stock Option Plan (the "2000 Plan"), which provides for the granting of incentive and nonstatutory options for up to 1,500,000 shares of common stock to officers, employees, directors, independent contractors, advisors and consultants of the Company. The Company subsequently amended the 2000 plan to increase the options available by 1,250,000 shares and to change the vesting period. At December 31, 2001, 1,600,845 options are available under the 2000 Plan.

     Options granted under the Plans are exercisable for a period of up to 10 years from date of grant at an exercise price which is not less than the fair value of the common stock on date of grant, except that the exercise period of options granted to a stockholder owning more than 10% of the outstanding capital stock may not exceed five years and their exercise price may not be less than 110% of the fair value of the common stock at date of grant. For the 1992 Plan and the 1996 Plan options generally vest 40% after six months of employment and thereafter 20% annually on the anniversary date of the grant. For the 2000 Plan, options generally vest 50% annually on the anniversary date of the grant.

     An amendment approved by the stockholders in 2001, for the 2000 plan, changed the vesting period from 50% annually on the anniversary date of the grant, to 33 1/3% annually on the anniversary date of the grant.

                                 EXEGENICS INC.

     Stock option activity under the Plans are summarized as follows:

                                               YEAR ENDED DECEMBER 31,
                         --------------------------------------------------------------------
                                 2001                    2000                    1999
                         --------------------   ----------------------   --------------------
                                     WEIGHTED                 WEIGHTED               WEIGHTED
                                     AVERAGE                  AVERAGE                AVERAGE
                                     EXERCISE                 EXERCISE               EXERCISE
                          SHARES      PRICE      SHARES        PRICE      SHARES      PRICE
                         ---------   --------   ---------     --------   ---------   --------
Options outstanding at
  beginning of year....  2,080,600    $5.01     1,635,300      $4.16     1,310,300    $3.50
Granted................    812,155     4.87       492,000(a)    7.69       335,000     6.62
Exercised..............         --                (46,700)      3.57        (7,000)    3.55
Canceled...............    (34,600)    7.32           --_         --        (3,000)    4.31
                         ---------              ---------                ---------
Options outstanding at
  end of year..........  2,858,155     4.94     2,080,600       5.01     1,635,300     4.16
                         =========              =========                =========
Options exercisable at
  end of year..........  2,150,320     4.68     1,394,380       3.94     1,141,340     3.53
                         =========              =========                =========

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

     The following table presents information relating to stock options outstanding under the plans as of December 31, 2001:

                                         OPTIONS OUTSTANDING          OPTIONS EXERCISABLE
                                   --------------------------------   --------------------
                                                          WEIGHTED
                                               WEIGHTED    AVERAGE                WEIGHTED
                                               AVERAGE    REMAINING               AVERAGE
                                               EXERCISE    LIFE IN                EXERCISE
RANGE OF EXERCISE PRICE             SHARES      PRICE       YEARS      SHARES      PRICE
-----------------------            ---------   --------   ---------   ---------   --------
$1.65 - $3.9375..................  1,012,155    $2.75       6.00        812,155    $2.63
$3.94 - $4.995...................    749,000     4.45       6.26        620,000     4.43
$5.00 - $7.437...................    414,000     6.69       7.44        308,000     6.63
$7.4375 - $9.875.................    683,000     7.67       8.56        410,165     7.64
                                   ---------                          ---------
                                   2,858,155     4.94       6.89      2,150,320     4.68
                                   =========                          =========

     At December 31, 2001, no more options were available for future grant under the 1992 Plan and the 1996 Plan and 1,600,845 options are available under the 2000 Plan.

     In addition to options granted under the plans, in February 1996, the Company granted options to purchase 100,000 shares of common stock at $4.25 as compensation for professional services. These options were exercised during 2000.

     Pro forma information regarding net income and earnings per share is required by SFAS No. 123, and has been determined as if we accounted for our stock option grants under the fair market value method as

                                 EXEGENICS INC.

prescribed by such statement. The fair market value of our stock options was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions.

                                                 2001           2000           1999
                                             ------------   ------------   ------------
Risk-free interest rates...................  4.8% to 6.7%   5.0% to 6.7%   4.7% to 6.2%
Expected option life in years..............       5              5              10
Expected stock price volatility............  78% to 120%     85% to 94%     34% to 52%
Expected dividend yield....................       0%             0%             0%

     The weighted average fair value at date of grant for options granted during 2001, 2000 and 1999 was $1.21, $6.33 and $4.34 per option, respectively. Had the Company elected to recognize compensation cost based on the fair value of the options at the date of grant as prescribed by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," net loss in 2001, 2000 and 1999 would have been $9,950,000, $8,007,000 and $5,379,000 or $.62,
$.57 and $.54 per share, respectively.

     The Black-Scholes option valuation model was developed for use in estimating the fair market value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because our stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair market value estimates, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair market value of our stock options.

NOTE I -- INCOME TAXES

     At December 31, 2001 and 2000, the Company had approximately $34,747,000 and $26,682,000 of net operating loss carryforwards of $415,000 and $320,000 of research and development credit carryforwards, respectively, for federal income tax purposes that expire in years 2006 through 2021.

     At December 31, 2001 and 2000, the Company had a deferred tax asset of approximately $13,453,000 and $10,438,000, respectively, representing the benefits of its net operating loss and research and development credit carryforwards and certain expenses not currently deductible for tax purposes, principally related to the granting of stock options and warrants. The Company's deferred tax asset has been fully reserved by a valuation allowance since realization of its benefit is uncertain. The difference between the statutory tax rate of 34% and the Company's effective tax rate is due to the increase in the valuation allowance of $3,015,000 (2001), $3,018,000 (2000) and $1,520,000
(1999). The Company's ability to utilize its carryforwards may be subject to an annual limitation in future periods pursuant to Section 382 of the Internal Revenue Code of 1986, as amended. For the year ended December 31, 2000 the Company recognized a provision of $95,000 for state income taxes and in 2001 the Company recognized a benefit for taxes of $82,000 representing a refund of the state income taxes previously expensed.

NOTE J -- COMMITMENTS AND OTHER MATTERS

  LEASES

     The Company occupies office and laboratory space under two leases expiring through December 31, 2003. Minimum future annual rental payments are $290,000 and $273,000 for the years ended December 31, 2002 and 2003, respectively.

     Rent expense was approximately $299,000, $269,000 and $235,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

                                 EXEGENICS INC.

  EMPLOYMENT AGREEMENTS

     The Company has an employment agreement with one of its officers, which provides for an annual base salary of $200,000 (subject to annual increases of not less than 5% per year and bonuses at the discretion of the Board of Directors), for a period of five years, commencing November 1998. In September 2000, the annual base salary was adjusted to $250,000.

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

     On March 21, 2001, the Company entered into an employment agreement with its President and Chief Executive Officer. The agreement is for a period of three years commencing March 21, 2001 and shall be extended for successive twelve-month periods unless terminated by either party. The agreement provides for an annual base salary of $350,000 per year with an annual bonus of up to 60% of base pay as determined by the Board's discretion. In addition, the Company granted the employee an option to purchase 400,000 shares of the Company's common stock at an exercise price of $3.25 per share. The Company also agreed to reimburse the employee for certain expenses.

  CONSULTING AGREEMENTS

     During 1996, the Company entered into an agreement with a consulting firm whereby the Company agreed to pay a fee of $3,000 per month, until the agreement was terminated in July 1996 party and to grant warrants to purchase 75,000 shares of common stock at $4.25 per share in return for financial advisory services. The warrants will be granted and become exercisable in the event a transaction introduced to the Company by the consulting firm is consummated, at which time the Company will record a noncash charge representing the fair market value of the warrants.

     In August 1998, the Company entered into an agreement with a consulting firm whereby the Company agreed to pay a fee of $35,000 in return for financial advisory services. In connection with the agreement, the Company issued five-year warrants to purchase 75,000 shares of common stock. Warrants for 50,000 shares vested on December 31, 1998 of which 37,500 have an exercise price of $7.00 per share and 12,500 have an exercise price of $8.00 per share. The Company determined the fair value based on the Black-Scholes Option Pricing Model of these warrants to be approximately $181,000, which was charged to operations. During 2000, 22,500 warrants at $7.00 per share were exercised. The remaining 25,000 warrants have an exercise price of $9.00 per share and vest only if a transaction introduced to the Company by the consulting firm is consummated, at which time the Company will record a noncash charge representing the fair value of the warrants.

                                 EXEGENICS INC.

     In July 1999, the Company entered into an agreement with a consulting firm whereby the Company paid an engagement fee of $25,000 and agreed to pay $5,000 per month, until the agreement was terminated in 1999. For a nominal amount, the Company sold to the consulting firm a warrant to purchase 150,000 common shares at $7.00 per share expiring on July 15, 2004. Warrants for 50,000 common shares which vested immediately were granted upon signing the agreement; the Company determined the fair value based on the Black-Scholes Option Pricing Model of these warrants to be approximately $169,000, which was charged to operations. These warrants were exercised during 2000. The remaining 100,000 warrants become exercisable and a cash fee of less than $200,000 will be paid upon consummation of a transaction, as defined in the agreement.

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

  COLLABORATION AGREEMENTS

  (a) Agreements With Research and Development Institute, Inc. ("RDI")

     During June 1993, the Company entered into a research and license agreement with RDI of Montana State University pursuant to which the Company finances, and RDI conducts, research and development at Montana State University in the field of Taxol(R)-producing organisms. In connection with the agreement, RDI has granted the Company an exclusive license and licensing rights to its patents and know-how throughout the world to develop and market products relating to the technology.

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

  (b) Agreements with Washington State University Research Foundation ("WSURF")

     In July 1996, the Company entered into an agreement with WSURF whereby the Company received an exclusive, worldwide license to use and/or sublicense patented technology or prospective patented technology (the "WSURF Technology"). In June 1998, the agreement was amended to cover additional patents. The Company was required to pay WSURF license fees of $7,500 per year commencing on July 1, 1997. The agreement was amended during May 1998 to require the Company to pay a percentage of royalties received with respect to the manufacture, use or sale of the inventions by sublicensees and a percentage of all up-front, milestone and royalty payments which may be received under the agreement with Bristol Myers Squibb (see Note D). In addition, the Company agreed to pay minimum royalties of $50,000 per year payable on July 1, 1999, $75,000 payable on July 1, 2000, and $100,000 payable on July 1, 2001 and annually thereafter. This agreement will remain in effect until the last to expire of the patents licensed under the WSURF Technology, subject to termination by either party. In conjunction with this agreement, the Company granted WSURF warrants to purchase 36,000 shares of common stock at $4.25 per share. An aggregate of 12,000 warrants per annum are exercisable commencing July 1999 and expire July 2002.

                                 EXEGENICS INC.

     In July 1996, the Company entered into a research agreement with WSURF, as amended, for research to be conducted on behalf of the Company through July 2002 providing for funding of approximately $1,207,000. During 2001, 2000 and 1999, respectively, the Company incurred approximately $166,000, $269,000 and $288,000 of research costs under the agreement.

  (c) Agreements with the Regents of the University of California

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

  (d) Agreements with Molecular Simulations Incorporated ("MSI")

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

  RELATED PARTY TRANSACTIONS

     Effective December 1996, the Company entered into a one-year agreement, which was extended in January 1998 for an additional year, with a stockholder of the Company, whereby the Company will receive

                                 EXEGENICS INC.

financial and investment banking services for a consulting fee of $5,000 per month plus commissions, as defined. The Company paid approximately $10,000, $339,000 and $96,000 during 2001, 2000 and 1999, respectively, under this agreement, including reimbursable expenses. The stockholder acted as placement agent for the Company's 1998 private placement and, in consideration for its services as such, received a sales commission equal to 10% of the $5,633,675 gross proceeds, or $563,368, plus approximately $229,000 as an expense allowance together with other costs. The stockholder also received a unit purchase option, exercisable for a five-year period commencing April 2, 1998, to purchase 134,199 shares of Common Stock at prices ranging from $8.18 to $9.46 and Class E Warrants to purchase 67,101 shares of Common Stock exercisable at prices ranging from $9.82 to $11.35. In connection with the redemption of the Company's C and D warrants during 2000, the Company paid solicitation fees of approximately $1,921,000 which was charged to additional paid-in capital.

     At December 31, 2001 the Company has two notes outstanding from its Vice President of drug design in the principal amounts of $138,195 plus accrued interest, due on April 30, 2002, and $140,000 plus accrued interest due on September 1, 2003. Both notes which arose in connection with loans made to the officer bear interest at 9.75% per annum and accrued interest at December 31, 2001 and December 31, 2000 was approximately $51,000 and $23,000 (included in prepaid expenses and other current assets) respectively.

     In December 2000, the Company entered into a consulting agreement with a company owned by one of its Directors. The agreement calls for an annual retainer of $125,000, paid quarterly in advance, and is automatically renewed each year unless terminated by either party on 3 months notice.

     In May of 2001, the Company received a note receivable from the CEO for $300,000 from the sale of Treasury Stock. The note bears interest at 5.00% per annum and accrued interest receivable is approximately $9,000 at December 31, 2001.

NOTE K -- 401(k) PLAN

     The Company maintains a defined contribution 401(k) plan available to eligible employees. Employee contributions are voluntary and are determined on an individual basis, limited to the maximum amount allowable under federal tax regulations. The Company made no contributions during 2001, 2000 and 1999.

NOTE L -- QUARTERLY RESULTS (UNAUDITED)

                                                  QUARTER ENDED
                              ------------------------------------------------------
                               MARCH 31       JUNE 30     SEPTEMBER 30   DECEMBER 31   TOTAL YEAR
                              -----------   -----------   ------------   -----------   -----------
2001
Revenues....................  $   333,000   $   334,000   $   333,000    $   333,000   $ 1,333,000
Net loss....................   (1,520,000)   (2,999,000)   (2,752,000)    (1,514,000)   (8,785,000)
Loss per share -- basic and
  diluted(a)................        (0.10)        (0.19)        (0.17)         (0.11)        (0.55)
2000
Revenues....................  $   344,000   $   343,000   $    67,000    $   111,000   $   865,000
Net loss....................   (2,419,000)   (1,295,000)   (1,958,000)    (1,493,000)   (7,165,000)
Loss per share -- basic and
  diluted(a)................        (0.22)        (0.09)        (0.13)         (0.09)        (0.51)

---------------

(a) Per common share amounts for the quarters and full year have been calculated separately. Accordingly, quarterly amounts do not add to the annual amount because of differences in the weighted average common shares outstanding during each period due to the effect of the Company's issuing shares of its common stock during the year.

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                                DESCRIPTION
-------                               -----------
  3.1   --    Certificate of Incorporation, as amended(1)
  3.2   --    By-laws(1)
  4.1   --    Specimen certificates representing Class C Warrants, Class D
              Warrants and Common Stock(1)
  4.3   --    Form of Unit Purchase Option in connection with the
              Company's Initial Public Offering(1)
  4.4   --    Warrant Certificate issued to the Washington State
              University Research Foundation(4)
 10.1   --    Employment Agreement dated March 1, 1992 between the Company and Arthur P. Bollon, Ph.D, as amended(1)
 10.2   --    Employment Agreement effective November 7, 1995 between the
              Company and Daniel Shusterman, as amended(1)
 10.3   --    1992 Stock Option Plan, as amended(1)
 10.4   --    Form of Stock Option Agreement(1)
 10.5   --    Lease Agreement dated September 1, 1993 between the Company and Mutual Benefit Life Insurance Company In
              Rehabilitation(1)
 10.6   --    Lease Agreement dated October 1, 1991 between the Company
              and J.K. and Susie Wadley Research Institute and Blood Bank,
              as amended(1)
 10.7   --    Purchase Agreement dated October 10, 1991 between the
              Company and Wadley Technologies, Inc. ("Wadley")(1)
 10.8   --    Security Agreement dated October 10, 1991 between the
              Company and Wadley(1)
 10.9   --    License Agreement dated March 15, 1989 between the Company and Phillips Petroleum Company, as amended(1)
 10.10  --    License Agreement dated June 10, 1993 between the Company
              and Research & Development Institute, Inc. ("RDI"), as
              amended, relating to the Paclitaxel Fermentation Production
              System(1)
 10.11  --    Research and Development Agreement effective June 10, 1993 between the Company and RDI, as amended(1)
 10.12  --    License Agreement dated February 22, 1995 between the
              Company and RDI, as amended, relating to FTS-2(1)
 10.13  --    Research, Development and License Agreement dated March 26,
              1992 between the Company and Enzon, Inc. ("Enzon"), As
              amended(1)
 10.14  --    Research, Development and License Agreement dated July 13,
              1992 between the Company and Enzon relating to the Company's tumor necrosis factor technology(1)
 10.15  --    Agreement effective June 30, 1992 between the Company and
              University of Texas at Dallas ("UTD"), as amended(1)
 10.16  --    Research Agreement effective April 8, 1994 between the
              Company and Sloan-Kettering Institute for Cancer Research(1)
 10.17  --    Joint Venture Agreement dated September 17, 1992 between the
              Company and Pestka Biomedical laboratories, Inc.
              ("Pestka")(1)
 10.18  --    Stock Purchase Agreement dated September 17, 1992 between
              the Company and Pestka(1)
 10.19  --    License Agreement dated September 17, 1992 between Cytomune,
              Inc. and Pestka(1)
 10.20  --    Research and Development Agreement dated September 17, 1992 between Cytomune, Inc. and Pestka(1)
 10.21  --    Marketing Agreement dated as of November 1, 1994 between
              Helm AG and the Company(1)
 10.22  --    Extension Agreement with RDI dated June 5, 1995(1)
 10.23  --    Third Amendment to Lease Agreement dated April 30, 1995(1)
 10.24  --    Form of Subordinated Note Extension(1)
 10.25  --    Form of Note Extension(1)
 10.26  --    September 25, 1995 RDI Extension(1)
 10.27  --    October 25, 1995 RDI Extension(1)

EXHIBIT
NUMBER                                DESCRIPTION
-------                               -----------
 10.28  --    Amendment to License Agreement dated June 10, 1993, as
              amended, and Research and Development Agreement effective
              June 10, 1993, as amended, both agreements between the
              Company and RDI(2)
 10.29  --    License Agreement No. W960206 effective February 27, 1996
              between the Company and The Regents of the University of
              California(2)
 10.30  --    License Agreement No. W960207 effective February 27, 1996
              between the Company and The Regents of the University of
              California(2)
 10.31  --    License Agreement with the Washington State University,
              dated July 2, 1996(3)*
 10.32  --    Amendment to Agreement, effective June 30, 1992, as amended, between the Company and the University of Texas at Dallas(3)
 10.33  --    1996 Stock Option Plan and Amendment No. 1 thereto(7)
 10.34  --    Patent License Agreement, dated August 4, 1998, between The
              Regents of the University of California and the Company for
              Peptide Anti-estrogen for Breast Cancer Therapy(5)*
 10.35  --    Master License Agreement, dated as of June 12, 1998, between the Company and Bristol-Myers Squibb Company(6)*
 10.36  --    Sublicense Agreement, dated May 27, 1998, between the
              Company and Bristol-Myers Squibb under The Research &
              Development Institute, Inc. License Agreement, as amended, dated June 10, 1998(6)*
 10.37  --    Sublicense Agreement, dated May 19, 1998, between the
              Company and Bristol-Myers Squibb Company under the
              Washington State University Research Foundation License
              Agreement, dated June 8, 1996(6)*
 10.38  --    Amended and Restated License Agreement, dated June 3, 1998, between the Washington State University Research Foundation and the Company(6)*
 10.39  --    Amendment, dated May 27, 1998, to the License Agreement,
              dated June 10, 1993, between The Research and Development
              Institute, Inc. and the Company(6)*
 10.40  --    Amended and Restated 2000 Stock Option Plan(7)
 10.41  --    Employment Agreement dated March 21, 2001, between the
              Company and Ronald Lane Goode, Ph.D.(8)
 10.42  --    Employment Agreement dated December 31, 1998, between the
              Company and Dorit Arad, Ph.D.
 21     --    List of Subsidiaries -- None
 23.1   --    Consent of Ernst & Young LLP
 23.2   --    Consent of Richard A. Eisner & Company, LLP

---------------

 * Confidential portions omitted and filed separately with the U.S. Securities and Exchange Commission pursuant to Rule 24b-2 promulgated under the Securities Exchange Act of 1934, as amended.

(1) Previously filed as an exhibit to the Company's Registration Statement on Form SB-2 (File No. 33-91802) and are incorporated by reference herein.

(2) Previously filed as an exhibit to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995 and are incorporated by reference herein.

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

(7) Previously filed as an appendix to the Company's Schedule 14-A (File No. 000-26078) and is incorporated by reference herein.

(8) Previously filed as an exhibit to the Company's Annual Report on Form 10-K (File No. 000-26078) for the year ended December 31, 2000 and is incorporated by reference herein.