Form 10-Q
period 2002-03-31
EXEGENICS INC
filed 2002-05-09
CIK 944809

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q
                                   (MARK ONE)

[X]       QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

[ ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

             FOR THE TRANSITION PERIOD FROM __________ TO _________

                         COMMISSION FILE NUMBER 0-26918


                                 EXEGENICS INC.
               (EXACT NAME OF ISSUER AS SPECIFIED IN ITS CHARTER)



            DELAWARE                                   75-2402409
(STATE OR OTHER JURISDICTION OF          (I.R.S. EMPLOYER IDENTIFICATION NUMBER)
 INCORPORATION OR ORGANIZATION)



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

         STATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON EQUITY, AS OF THE LATEST PRACTICABLE DATE: 16,184,486 SHARES OF COMMON STOCK, $.01 PAR VALUE, OUTSTANDING AS OF MAY 7, 2002.

                                TABLE OF CONTENTS


                                                                                                         Page(s)
                                                                                                         -------
PART I.  FINANCIAL INFORMATION

                  Item 1. --        Financial Statements:

                                    Balance Sheets as of March 31, 2002 (unaudited)
                                    and December 31, 2001                                                      3

                                    Statements of Operations for the Three Months
                                    Ended March 31, 2002 and 2001 (unaudited)                                  4

                                    Statements of Cash Flows for the Three Months
                                    Ended March 31, 2002 and 2001 (unaudited)                                  5

                                    Notes to Financial Statements                                              6

                  Item 2. --        Management's Discussion and Analysis of Financial
                                    Condition and Results of Operations                                        8

                  Item 3. --        Quantitative and Qualitative Disclosures About
                                    Market Risk                                                               11

PART II.  OTHER INFORMATION

                  Item 1. --        Legal Proceedings                                                         11

                  Item 2. --        Changes in Securities and Use of Proceeds                                 11

                  Item 3. --        Defaults upon Senior Securities                                           11

                  Item 4. --        Submission of Matters to a Vote of Security Holders                       11

                  Item 5. --        Other Information                                                         11

                  Item 6. --        Exhibits and Reports on Form 8-K                                          11

                                 EXEGENICS INC.
                                 BALANCE SHEETS


                                                                MARCH 31,      DECEMBER 31,
                                                                   2002            2001
                                                               ------------    ------------
                               ASSETS                           (unaudited)
Current assets:
  Cash and cash equivalents                                    $ 13,750,000    $ 14,995,000
  Restricted cash                                                   550,000         550,000
  Investments                                                    10,038,000      10,050,000
  Prepaid expenses and other current assets                         345,000         656,000
                                                               ------------    ------------
     Total current assets                                        24,683,000      26,251,000

Equipment, net                                                      806,000       1,009,000
Patent rights, less accumulated amortization of $120,000
and $111,000                                                         64,000          74,000
Notes receivable - officer/stockholder                              278,000         278,000
Other assets                                                          8,000          13,000
                                                               ------------    ------------

   Total                                                       $ 25,839,000    $ 27,625,000
                                                               ============    ============


                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses                        $    922,000    $  1,163,000
  Deferred revenue                                                  222,000          56,000
  Current portion of capital lease obligations                       59,000          83,000
                                                               ------------    ------------
     Total current liabilities                                    1,203,000       1,302,000

Capital lease obligations, less current portion                     202,000         202,000
                                                               ------------    ------------

   Total liabilities                                              1,405,000       1,504,000
                                                               ------------    ------------


Commitments and contingencies

Stockholders' Equity:
Preferred stock - $.01 par value, 10,000,000 shares
authorized; 831,574 and 755,590 shares of Series A
convertible preferred issued and outstanding (liquidation
value $2,078,935 and $1,890,000)                                      8,000           8,000
Common stock - $.01 par value, 30,000,000 shares authorized;
16,180,935 shares issued                                            162,000         162,000
Additional paid-in capital                                       67,106,000      67,025,000
Subscriptions receivable                                           (363,000)       (360,000)
Unearned compensation                                                (1,000)         (5,000)
Accumulated deficit                                             (39,908,000)    (38,139,000)
Treasury stock, 511,200 shares of common stock, at cost          (2,570,000)     (2,570,000)
                                                               ------------    ------------

   Total Stockholders' equity                                    24,434,000      26,121,000
                                                               ------------    ------------

   Total                                                       $ 25,839,000    $ 27,625,000
                                                               ============    ============

See notes to financial statements

                                 EXEGENICS, INC.
                            STATEMENTS OF CASH FLOWS


                                           THREE MONTHS ENDED
                                                MARCH 31,
                                       ----------------------------
                                           2002            2001
                                       ------------    ------------
                                               (unaudited)
Revenue:
  Licensing & research fees            $    333,000    $    333,000
                                       ------------    ------------

Operating Expenses:
  Research and development                1,241,000       1,177,000
  General and administrative              1,061,000         937,000
                                       ------------    ------------
                                          2,302,000       2,114,000
                                       ------------    ------------

Operating (loss)                         (1,969,000)     (1,781,000)
                                       ------------    ------------

Other (income) expense:
  Gain                                       (3,000)             --
  Interest (income)                        (189,000)       (461,000)
  Interest expense                            6,000           2,000
                                       ------------    ------------
                                           (186,000)       (459,000)
                                       ------------    ------------

Loss before provision (benefit)
  for taxes                              (1,783,000)     (1,322,000)
Provision (benefit) for taxes               (14,000)         18,000
                                       ------------    ------------

NET LOSS                                 (1,769,000)     (1,340,000)
Preferred stock dividend                   (169,000)       (180,000)
                                       ------------    ------------

NET LOSS ATTRIBUTABLE TO
  TO COMMON SHAREHOLDERS               $ (1,938,000)   $ (1,520,000)
                                       ============    ============

NET LOSS PER SHARE-BASIC AND DILUTED   $      (0.12)   $      (0.09)
                                       ============    ============

WEIGHTED AVERAGE NUMBER OF
  SHARES OUTSTANDING - BASIC AND
  DILUTED                                16,180,935      16,148,937
                                       ============    ============



See notes to financial statements

                                 EXEGENICS INC.
                            STATEMENTS OF CASH FLOWS


                                                                     THREE MONTHS ENDED
                                                                         MARCH 31,
                                                                ----------------------------
                                                                    2002            2001
                                                                ------------    ------------
                                                                        (unaudited)
Cash flows from operating activities:
   Net (loss)                                                   $ (1,769,000)   $ (1,340,000)
   Adjustments to reconcile net (loss) to net
      cash used in operating activities:
        Depreciation and amortization                                101,000          84,000
        Value assigned to common shares and options                   85,000         117,000
        Changes in:
          Prepaids and other assets                                  366,000         109,000
          Deferred revenue                                           167,000         555,000
          Accounts payable and accrued expenses                     (295,000)         16,000
                                                                ------------    ------------
            Net cash used in operating activities                 (1,345,000)       (459,000)
                                                                ------------    ------------

Cash flows from investing activities:
   (Purchase) sale of equipment                                      123,000        (185,000)
                                                                ------------    ------------
          Net cash provided by (used in) investing activities        123,000        (185,000)
                                                                ------------    ------------

Cash flows from financing activities:
   Payment of royalties                                              (23,000)             --
   Purchase of treasury stock                                             --        (935,000)
                                                                ------------    ------------
            Net cash used in financing activities                    (23,000)       (935,000)
                                                                ------------    ------------

NET DECREASE IN CASH                                              (1,245,000)     (1,579,000)
Cash and cash equivalents at beginning of period                  15,545,000      35,408,000
                                                                ------------    ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                      $ 14,300,000    $ 33,829,000
                                                                ============    ============



Supplemental disclosures of cash flow information:
   Noncash investing activities:
        Equipment acquired included in accounts
           payable and accrued expenses:                                  --    $     15,000


See notes to financial statements

                                 EXEGENICS INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2002
                                   (unaudited)


(1)      FINANCIAL STATEMENT PRESENTATION

         The unaudited financial statements of EXEGENICS INC., a Delaware corporation (the "Company"), included herein have been prepared in accordance with the rules and regulations promulgated by the Securities and Exchange Commission and, in the opinion of management, reflect all adjustments (consisting only of normal recurring accruals) necessary to present fairly the results of operations for the interim periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These financial statements and the notes thereto should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001. The results for the interim periods are not necessarily indicative of the results for the full fiscal year.

(2)      MASTER LICENSE AGREEMENT WITH BRISTOL-MYERS SQUIBB

         In June 1998, the Company executed a "Master License Agreement" with Bristol-Myers Squibb ("BMS"). This agreement sublicensed to BMS the Company's rights to two technologies related to production of paclitaxel, the active ingredient in BMS's largest selling cancer product, Taxol(R). The agreement provides for various fees, milestone payments, research and development funding ($2,000,000) for a limited term (two years) and royalties. Subsequently, an additional $2,000,000 in R&D funding was provided by BMS, and the term of a concurrent "Sponsored Research Agreement" (detailing the specifics of the research to be conducted by EXEGENICS) was extended through June 12, 2002. The final payment of this BMS R&D support obligation was received in February 2002.

(3)      LOSS PER COMMON SHARE

         Basic and diluted loss per common share is based on the net loss increased by dividends on preferred stock divided by the weighted average number of common shares outstanding during the period. No effect has been given to outstanding options, warrants or convertible preferred stock in the diluted computation, as their effect would be antidilutive.

(4)      STOCKHOLDERS' EQUITY

         The Company accounts for its stock-based compensation plans under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." In October 1995, the Financial Accounting Standards Board issued Statement No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), which establishes a fair value-based method of accounting for stock-based compensation plans. The Company has adopted the disclosure-only alternative under SFAS No. 123. The Company accounts for stock based compensation to nonemployees using the fair value method in accordance with SFAS No. 123 and Emerging Issues Task Force (EITF) Issue No. 96-18. The Company has recognized deferred stock compensation related to certain stock option and warrant grants. During the three months ended March 31, 2002, the Company granted 10,000, 25,000, 10,000 and 25,000 options to purchase shares of common stock at $7.13, $3.28, $3.20 and $1.67 per share, respectively, in return for consulting services. During the three months ended March 31, 2001, the Company granted 5,000 options to purchase shares of common stock at $7.188 per share in return for consulting services. The Company valued these options based on the Black-Scholes option pricing model. As a result, the Company recorded a charge of $39,100 and $1,400 during the three months ended March 31, 2002 and 2001, respectively, related to these grants. In connection with other option grants to consultants in previous years, the Company recorded a charge of $46,000 and $115,700 during the three months ended March 31, 2002 and 2001, respectively.

                                 EXEGENICS INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2002
                                   (unaudited)


(5)      DEFERRED REVENUE

         The Company recognizes revenue from development agreements over the stated life of the agreement. Amounts received in advance of the services to be performed are recorded as deferred revenue. Accordingly, funds of $500,000 received during the three months ended March 31, 2002, net of $333,000 in revenues recognized cumulatively through March 31, 2002 and, including $56,000 in deferred revenue outstanding as of December 31, 2001 resulting in deferred revenue of $222,000 at March 31, 2002.

(6)      RESERVE FOR RESTRUCTURE

         The Company generally recognizes operating expenses as incurred. As part of its reorganization efforts in June 2001, the Company terminated several employees, remodeled facilities and moved equipment, and recognized approximately $560,000 related to those activities through March 31, 2002. Cash payments of $82,000 were charged against the account during the quarter ending March 31, 2002. Accrued expenses relating to restructuring are $128,000 at March 31, 2002.

(7)      SUBSEQUENT EVENTS

         As a result of the Company's decision to concentrate on its strategic drug discovery and development programs, as well as the impending end of the term of the "Sponsored Research Agreement" with BMS, the Company recently undertook a re-structuring of its internal scientific projects. Several scientific, administrative and support positions were eliminated, resulting in estimated severance payments of $50,000, which will be recognized in the second quarter of 2002.

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

OVERVIEW

         We were organized and commenced operations in 1991. Prior to 2001, our efforts were principally devoted to research activities including efforts to discover therapeutic products for human diseases. Beginning in 2001, we repositioned ourselves as a post-genomics drug creation enterprise with a goal of building a development pipeline of commercially viable drug leads and pharmaceutical products for the treatment of cancers and drug-resistant bacterial diseases. In the first quarter of 2002, we adopted a strategy to leverage our proprietary research technologies, Quantum Core Technology (QCT(TM)) and Optimized Anti-Sense Inhibitory Sequence (OASIS(TM)), to create and/or obtain novel compounds that may be advanced towards clinical drug candidates and pharmaceutical products. We increased our efforts to obtain and develop clinical drug candidates and to identify opportunities for financial and operational synergies. There can be no assurance, however, that we will be successful in discovering or advancing drug leads that are commercially viable or that we will otherwise be able to achieve our strategic goals.

         In April 2002, we announced that the Company had created a new class of anti-bacterial agents specific to certain pathogenic bacteria and that we had filed a provisional U.S. patent application regarding the structure and use of these agents. This new class of agents indicated on a preliminary basis in vitro anti-bacterial activity against strains of STAPHYLOCOCCUS AUREUS and other Gram-positive bacteria that show resistance to certain, currently available therapeutic agents. Our continuing work to create drugs based on these agents will employ our proprietary research technologies, as well as the other activities described below. There can be no assurance, however, that we will be successful in producing clinical drug candidates.

         In April 2002, we announced that we are exploring acquisition and merger opportunities that would provide pharmaceutical compounds that are in or close to human clinical trials. We plan to identify and acquire clinical drug candidates that complement our own technologies and accelerate our development of proprietary drugs. We have engaged a strategic and financial advisory firm with experience in biotechnology to assist in this endeavor. There can be no assurance, however, that we will be successful in obtaining clinical drug candidates or accelerating our development of proprietary drugs.

         In April 2002, we announced that Bristol-Myers Squibb ("BMS") advised us that it would not provide additional funding beyond their previous commitment for our research related to the development of a new fermentation process for paclitaxel. The sponsored research program has been actively funded by BMS since 1998 and we received their final payment in February of this year. Our Master License Agreement with BMS remains in effect.

         As a result of our decision to focus on the discovery and creation of drug leads as well the lack of continued external funding of our paclitaxel research, we recently restructured our program of internal scientific projects. We have discontinued support of certain projects that are not consistent with the new focus. Consequently, we recently eliminated several scientific, administrative and support positions that will result in severance payments of approximately $50,000 which will be recognized in the second quarter of 2002. We plan to out-license to or partner with other companies to advance our system for producing glucocerebrosidase used in treating Gaucher's Disease. There can be no assurance that we will be successful in finding partners for these programs.

We anticipate that the focus of our efforts for the next twelve months will be as follows:

o Accelerating discovery and development of candidate drug leads through increased outsourcing.

o Advancing our research related to enzyme targets that are central to the development of resistance by Mycobacterium tuberculosis, the causative agent of tuberculosis. Using QCT we are in the preclinical discovery stage of creating "core inhibitors" of the specific enzyme targets.

o Developing anti-infective candidate drug leads pursuant to our recently announced creation of a new class of anti-bacterial agents.

o Establishing a partner relationship to advance and leverage our QCT(TM) and OASIS(TM) research platforms.

o Acquiring later-stage pharmaceutical compounds that complement our own technologies to accelerate the development of proprietary drugs.

o Divesting, via out-licensing or partnering, our system for producing glucocerebrosidase used in treating Gaucher's Disease.

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

RESULTS OF OPERATIONS

Revenue

         Revenues were $333,000 for the three months ended March 31, 2002 and $333,000 for the three months ended March 31, 2001. Revenues in both periods were attributable to license and research and development payments from our agreements with Bristol-Myers Squibb.

Research and Development Expenses

         We incurred research and development expenses of $1,241,000 for the three months ended March 31, 2002 and $1,177,000 for the three months ended March 31, 2001, an increase of $64,000 or 5 percent. The increase in research and development expenses for the three months ended March 31, 2002 as compared to the same period in 2001 was due to a $21,000 increase in research services and supplies, a $60,000 increase for research consultants, a $41,000 increase in facilities and equipment related expenses, a $24,000 increase in research operating costs previously charged to general and administrative, offset by an $82,000 decrease in expenses for contract research, licenses and royalties.

General and Administrative Expenses

         We incurred general and administrative expenses of $1,061,000 for the three months ended March 31, 2002 and $937,000 for the three months ended March 31 2001, an increase of $124,000 or 13 percent. The increase in general and administrative expenses for the three months ended March 31, 2002 as compared to the same period in 2001 was attributable to a $140,000 increase in professional fees for legal services related to intellectual property and general corporate legal activities and audit fees, a $31,000 increase in administrative salary expense, a $75,000 increase in professional consultant fees primarily as a result of increased business development activities, a $7,000 increase in other general and administrative expenses, offset by an $80,000 decrease in governance fees, a $24,000 decrease in public and financial relations expenses and a $25,000 decrease in research operating costs now charged to research and development expenses.

Stock Based Compensation

         The Company accounts for its stock-based compensation plans under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." In October 1995, the Financial Accounting Standards Board issued Statement No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), which establishes a fair value-based method of accounting for stock-based compensation plans. The Company has adopted the disclosure-only alternative under SFAS No. 123. The Company accounts for stock based compensation to nonemployees using the fair value method in accordance with SFAS No. 123 and Emerging Issues Task Force (EITF) Issue No. 96-18. The Company has recognized deferred stock compensation related to certain stock option and warrant grants. During the three months ended March 31, 2002 the Company granted 10,000, 25,000, 10,000 and 25,000 options to purchase shares of common stock at $7.13, $3.28, $3.20 and $1.67 per share, respectively, in return for consulting services. During the three months ended March 31, 2001 the Company granted 5,000 options to purchase shares of common stock at $7.188 per share in return for consulting services. The Company valued these options based on the Black-Scholes option pricing model. As a result, the Company recorded a charge of $39,100 and $1,400 during the three months ended March 31, 2002 and 2001, respectively, related to these grants. In connection with other option grants to consultants in previous years, the Company recorded a charge of $46,000 and $115,700 during the three months ended March 31, 2002 and 2001, respectively.

Interest Income

         Interest income was $189,000 and $461,000 for the three months ended March 31, 2002 and March 31, 2001, respectively. The decrease was due primarily to lower interest rates in the first quarter of 2002 and also to lower principal balances.

Net Loss

         We incurred a net loss attributable to common shareholders of $1,938,000 and $1,520,000 for the three months ended March 31, 2002 and March 31, 2001, respectively. The increase in net loss of $418,000 was primarily the result of the aforementioned changes in our operations. Net loss per common share was $0.12 and $0.09 for the three months ending March 31, 2002 and March 31, 2001, respectively.

LIQUIDITY AND CAPITAL RESOURCES

         At March 31, 2002, we had cash, cash equivalents and investments of approximately $24,300,000. Since inception we have financed our operations from debt and equity financings as well as fees received from licensing and research and development agreements. During the three months ended March 31, 2002, net cash used in operating activities was $1,345,000, the largest element of which was the net loss attributable to common shareholders of $1,938,000. In addition, during the three months ended March 31, 2002 we used $23,000 in financing activities and received $123,000 from investing activities, primarily from the sale of equipment. As a result of the decision by BMS to discontinue funding of our paclitaxel research efforts, we have lost our sole source of revenue. We cannot make any assurance as to when, if ever, we will generate significant revenue again.

         We have scheduled payments to fund scientific research at academic institutions and to make minimum royalty payments for licensing and collaborative agreements of approximately $425,000 during the remainder of 2002. We do not expect these arrangements to have a significant impact on our liquidity and capital resources. We intend to continue to maintain and develop relationships with academic institutions and to establish licensing and collaborative agreements.

         We have no material capital commitments for the year ending December 31, 2002.

         We believe that we have sufficient cash, cash equivalents, and investments on hand at March 31, 2002 to finance our plan of operation through December 31, 2002. However, there can be no assurance that we will generate sufficient revenues, if any, to fund our operations after such period or that any required financings will be available, through bank borrowings, debt or equity offerings, or otherwise, on acceptable terms or at all.

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

        None

The following report was filed on Form 8-K during the quarter ended March 31, 2002:

        None

SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 EXEGENICS INC.



Date: May 9, 2002                                /s/ Joan H. Gillett
                                                 -------------------------------
                                                 Joan H. Gillett, CPA
                                                 Vice President/Controller
                                                 Principal Accounting Officer