Form 10-Q
period 2002-06-30
EXEGENICS INC
filed 2002-08-09
CIK 944809

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q
                                   (MARK ONE)

       [X]      QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

       [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
                FOR THE TRANSITION PERIOD FROM _______ TO _______

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


                                 (214) 358-2000
                (ISSUER'S TELEPHONE NUMBER, INCLUDING AREA CODE)



         CHECK WHETHER THE ISSUER: (1) FILED ALL REPORTS REQUIRED TO BE FILED BY
SECTION 13 OR 15(d) OF THE EXCHANGE ACT DURING THE PAST 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

YES   X          NO
    -----           -----


         STATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON EQUITY, AS OF THE LATEST PRACTICABLE DATE: 16,184,486 SHARES OF COMMON STOCK, $.01 PAR VALUE, OUTSTANDING AS OF AUGUST 6, 2002.

                                TABLE OF CONTENTS

                                                                                               Page(s)
                                                                                               -------
PART I.   FINANCIAL INFORMATION

           Item 1. --        Financial Statements:

                             Balance Sheets as of June 30, 2002 (unaudited)
                             and December 31, 2001                                               3

                             Statements of Operations for the Three Months
                             And Six Months Ended June 30, 2002 and 2001 (unaudited)             4

                             Statements of Cash Flows for the Six Months
                             Ended June 30, 2002 and 2001 (unaudited)                            5

                             Notes to Financial Statements                                       6

           Item 2. --        Management's Discussion and Analysis of Financial
                             Condition and Results of Operations                                 8

           Item 3. --        Quantitative and Qualitative Disclosures About
                             Market Risk                                                        12

PART II.  OTHER INFORMATION

           Item 1. --        Legal Proceedings                                                  12

           Item 2. --        Changes in Securities and Use of Proceeds                          12

           Item 3. --        Defaults upon Senior Securities                                    12

           Item 4. --        Submission of Matters to a Vote of Security Holders                12

           Item 5. --        Other Information                                                  13

           Item 6. --        Exhibits and Reports on Form 8-K                                   13


                                 EXEGENICS INC.
                                 BALANCE SHEETS

                                                                                             JUNE 30,    DECEMBER 31,
                                                                                              2002          2001
                                                                                          ------------  -------------
                               ASSETS                                                      (unaudited)
Current assets:
 Cash and cash equivalents                                                                $ 11,620,000   $ 14,995,000
 Restricted cash                                                                               550,000        550,000
 Investments                                                                                10,027,000     10,050,000
 Prepaid expenses and other current assets                                                     421,000        656,000
                                                                                          ------------   ------------
  Total current assets                                                                      22,618,000     26,251,000

Equipment, net                                                                                 708,000      1,009,000
Patent rights, less accumulated amortization of $129,000 and $111,000                           55,000         74,000
Notes receivable - employee/stockholder                                                        278,000        278,000
Other assets                                                                                     8,000         13,000
                                                                                          ------------   ------------
  Total                                                                                   $ 23,667,000   $ 27,625,000
                                                                                          ============   ============

              LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Accounts payable and accrued expenses                                                       $ 827,000    $ 1,163,000
 Deferred revenue                                                                                    -         56,000
 Current portion of capital lease obligations                                                   91,000         83,000
                                                                                          ------------   ------------
  Total current liabilities                                                                    918,000      1,302,000

Capital lease obligations, less current portion                                                148,000        202,000
                                                                                          ------------   ------------
  Total liabilities                                                                          1,066,000      1,504,000
                                                                                          ------------   ------------
Commitments and contingencies                                                                        -              -

Stockholders' Equity:

Preferred stock - $.01 par value, 10,000,000 shares authorized; 828,023 and 755,590 shares of Series A convertible preferred issued
and outstanding (liquidation value $2,070,000 and $1,890,000)                                    8,000          8,000

Common stock - $.01 par value, 30,000,000 shares authorized; 16,184,486
and 16,180,935 shares issued                                                                   162,000        162,000
Additional paid-in capital                                                                  67,145,000     67,025,000
Subscriptions receivable                                                                      (352,000)      (360,000)
Unearned compensation                                                                                -         (5,000)
Accumulated deficit                                                                        (41,792,000)   (38,139,000)
Treasury stock, 511,200 shares of common stock, at cost                                     (2,570,000)    (2,570,000)
                                                                                          ------------   ------------
  Total stockholders' equity                                                                22,601,000     26,121,000
                                                                                          ------------   ------------

  Total                                                                                   $ 23,667,000   $ 27,625,000
                                                                                          ============   ============

See notes to financial statements

                                 EXEGENICS INC.
                            STATEMENTS OF OPERATIONS

                                                         THREE MONTHS ENDED                         SIX MONTHS ENDED
                                                              June 30,                                  June 30,
                                                  --------------------------------           -------------------------------
                                                      2002                 2001                  2002                2001
                                                  -----------          -----------           -----------          ----------
                                                            (unaudited)                               (unaudited)
Revenue:
  Licensing & research fees                     $   222,000           $   334,000           $   556,000          $   667,000
                                                -----------           -----------           -----------          -----------

Operating Expenses:
  Research and development                        1,254,000             1,858,000             2,476,000            3,006,000
  General and administrative                      1,030,000             1,741,000             2,109,000            2,708,000
                                                -----------           -----------           -----------          -----------
                                                  2,284,000             3,599,000             4,585,000            5,714,000
                                                -----------           -----------           -----------          -----------

Operating (loss)                                 (2,062,000)           (3,265,000)           (4,029,000)          (5,047,000)
                                                -----------           -----------           -----------          -----------
Other (income) expense:
 (Gain) or loss on disposition                       (2,000)                    -                (4,000)                   -
 Interest (income)                                 (182,000)             (367,000)             (371,000)            (828,000)
 Interest expense                                     6,000                 1,000                11,000                1,000
                                                -----------           -----------           -----------          -----------
                                                   (178,000)             (366,000)             (364,000)            (827,000)
                                                -----------           -----------           -----------          -----------

Loss before items shown below                    (1,884,000)           (2,899,000)           (3,665,000)          (4,220,000)
Provision (benefit) for taxes                         1,000                50,000               (12,000)              68,000
                                                -----------           -----------           -----------          -----------

Net Loss                                         (1,885,000)           (2,949,000)           (3,653,000)          (4,288,000)
Preferred stock dividend                                  -                     -              (169,000)            (180,000)
                                                -----------           -----------           -----------          -----------

Net loss attributable to
  to common shareholders                        $(1,885,000)          $(2,949,000)          $(3,822,000)         $(4,468,000)
                                                ===========           ===========           ===========          ===========

Net loss per share-basic and diluted            $     (0.12)          $     (0.18)          $     (0.24)         $     (0.28)
                                                ===========           ===========           ===========          ===========

Weighted average number of
  shares outstanding - basic and
  diluted                                        15,672,857            16,154,427            15,671,305           16,160,388
                                                ===========           ===========           ===========          ===========


See notes to financial statements

                                 EXEGENICS INC.
                            STATEMENTS OF CASH FLOWS

                                                                                      SIX MONTHS ENDED
                                                                                          JUNE 30,
                                                                              --------------------------------
                                                                                  2002               2001
                                                                              -------------     --------------
                                                                                        (unaudited)
Cash flows from operating activities:
   Net (loss)                                                                 $ (3,653,000)      $ (4,288,000)
   Adjustments to reconcile net (loss) to net
      cash used in operating activities:
        Depreciation and amortization                                              210,000            136,000
        Value assigned to common shares and options for services                   125,000            234,000
        Changes in:
          Prepaids and other assets                                                248,000             47,000
          Deferred revenue                                                         (56,000)           222,000
          Accounts payable and accrued expenses                                   (336,000)           340,000
                                                                              ------------       ------------
            Net cash used in operating activities                               (3,462,000)        (3,309,000)
                                                                              ------------       ------------

Cash flows from investing activities:
   Purchase of securities                                                           23,000        (20,070,000)
  Sale (purchase) of equipment                                                     110,000           (461,000)
                                                                              ------------       ------------
          Net cash provided by (used in) investing activities                      133,000        (20,531,000)
                                                                              ------------       ------------

Cash flows from financing activities:
   Payment of capital lease                                                        (46,000)                 -
   Purchase of treasury stock                                                            -           (936,000)
                                                                              ------------       ------------
            Net cash used in financing activities                                  (46,000)          (936,000)
                                                                              ------------       ------------

NET DECREASE IN CASH                                                            (3,375,000)       (24,776,000)
Cash and cash equivalents at beginning of period                                15,545,000         35,408,000
                                                                              ------------       ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                    $ 12,170,000       $ 10,632,000
                                                                              ============       ============

Supplemental disclosures of cash flow information:                                       -                  -

See notes to financial statements
                                  eXegenics Inc.
                          Notes to Financial Statements
                                  June 30, 2002
                                   (unaudited)

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

(2)      CASH, CASH EQUIVALENTS AND INVESTMENTS

         Cash, cash equivalents, and investments totaled $22,197,000 at June 30, 2002 and consisted of $12,170,000 on deposit with a financial institution and an investment security issued by the Federal National Mortgage Agency. The security, purchased in May 2001, matures in March 2003 and has a carrying value of $10,027,000 at June 30, 2002. Interest at 5% per annum is received semi-annually in February and August.

(3)      MASTER LICENSE AGREEMENT WITH BRISTOL-MYERS SQUIBB

         In June 1998, the Company executed a "Master License Agreement" with Bristol-Myers Squibb ("BMS"). This agreement sublicensed to BMS the Company's rights to two technologies related to production of paclitaxel, the active ingredient in BMS's anti-cancer product, Taxol(R). The agreement provides for various fees, milestone payments, and royalties. The final payment due under an R&D development funding provision of this agreement was made in February 2002. The Company has thus curtailed its R&D spending on this project. Discussions are ongoing with BMS as to their intentions to commercialize this production process.


(4)      LOSS PER COMMON SHARE

         Basic and diluted loss per common share is based on the net loss increased by dividends on preferred stock divided by the weighted average number of common shares outstanding during the period. No effect has been given to outstanding options, warrants or convertible preferred stock in the diluted computation, as their effect would be antidilutive.



(5)      STOCKHOLDERS' EQUITY

         The Company accounts for its stock-based compensation plans under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." In October 1995, the Financial Accounting Standards Board issued Statement No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), which establishes a fair value-based method of accounting for stock-based compensation plans. The Company has adopted the disclosure-only alternative under SFAS No. 123. The Company accounts for stock based compensation to nonemployees using the fair value method in accordance with SFAS No. 123 and Emerging Issues Task Force (EITF) Issue No. 96-18. The Company has recognized deferred stock compensation related to certain stock option and warrant grants. During the six months ended June 30, 2002 the Company granted 10,000, 25,000, 10,000 and 25,000 options to purchase shares of common stock at $7.13, $3.28, $3.20 and $1.67 per share, respectively, in return for consulting services. During the six months ended June 30, 2001 the Company granted 5,000 options to purchase shares of common stock at $7.188 per share in return for consulting services. The Company valued these options using the Black-Scholes option pricing model. As a result, the Company recorded a charge of $60,100 and $2,800 during the six months ended June 30, 2002 and 2001, respectively, related to these grants. In connection with other option grants to consultants in previous years, the Company recorded a charge of $65,000 and $231,400 during the six months ended June 30, 2002 and 2001, respectively.


(6)      DEFERRED REVENUE

         The Company recognizes revenue from development agreements over the stated life of the agreement. Amounts received in advance of the services to be performed are recorded as deferred revenue. Accordingly, funds of $500,000 received during the six months ended June 30, 2002, net of $556,000 in revenues recognized cumulatively through June 30, 2002 and, including $56,000 in deferred revenue outstanding as of December 31, 2001, eliminate deferred revenues at June 30, 2002.

(7)      RESERVE FOR RESTRUCTURE

         The Company generally recognizes operating expenses as incurred. As part of its reorganization efforts in June 2001, the Company terminated several employees, remodeled facilities and moved equipment. During the second quarter of 2002, due to the Company's decision to concentrate on its strategic drug discovery and development programs, as well as the completion of funding related to the "Sponsored Research Agreement" with BMS, the Company terminated additional employees. The Company recognized approximately $560,000 related to those activities through June 30, 2002. Cash payments of $166,000 were charged against the account during the six months ended June 30, 2002. Accrued expenses relating to restructuring are $44,000 at June 30, 2002.

(8)      SUBSEQUENT EVENTS

         As a result of the Company's decision to concentrate on its strategic drug discovery and development programs, as well as the completion of funding related to the "Sponsored Research Agreement" with BMS, the Company recently began the process of renegotiating several scientific collaborations, including agreements with the Research and Development Institute, or RDI, and Washington State University Research Foundation. The agreement with RDI was terminated, relieving the Company of future annual minimum royalty payments.

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


OVERVIEW

         We were organized and commenced operations in 1991. Prior to 2001, our efforts were principally devoted to research activities including efforts to discover therapeutic products for human diseases. Beginning in 2001, we repositioned ourselves as a post-genomics drug creation enterprise with a goal of building a development pipeline of commercially viable drug leads and pharmaceutical products for the treatment of cancers and drug-resistant bacterial diseases. In the first six months of 2002, we adopted a strategy to leverage our proprietary research technologies, Quantum Core Technology (QCT(TM)) and Optimized Anti-Sense Inhibitory Sequence (OASIS(TM)), to create and/or obtain novel compounds that may be advanced towards clinical drug candidates and pharmaceutical products. We increased our efforts to obtain and develop clinical drug candidates and to identify opportunities for financial and operational synergies. There can be no assurance, however, that we will be successful in discovering or advancing drug leads that are commercially viable or that we will otherwise be able to achieve our strategic goals.

         In April 2002, we announced the discovery of a series of novel new chemical entities, ("NCEs"). These NCEs demonstrated excellent in vitro activity against Gram-positive bacterial pathogens, including Staphylococcus aureus, that are resistant to ordinary antibiotics. We filed a provisional U.S. patent application regarding the structure and use of these agents. We plan on using our proprietary research technologies to assist us in our effort to create clinical drug candidates based on these agents, although we must first overcome a number of hurdles, such as toxicity tests, before we are ready to begin clinical trials. There can be no assurance that we will overcome these hurdles or otherwise be successful in producing clinical drug candidates.

         In April 2002, we announced that we are exploring acquisition and merger opportunities that would provide pharmaceutical compounds that are in or close to human clinical trials. We plan to identify and acquire and/or merge with companies having clinical drug candidates and technologies that complement our own technologies. We engaged a strategic and financial advisory firm with experience in biotechnology to assist in this endeavor. There can be no assurance, however, that we will be successful in obtaining clinical drug candidates or accelerating our development of proprietary drugs.

         In April 2002, we announced that Bristol-Myers Squibb ("BMS") advised us that it would not provide additional funding beyond their previous commitment for our research related to the development of a new fermentation process for paclitaxel. The sponsored research program had been actively funded by BMS since 1998 and we received their final payment in February of this year. Our Master License Agreement with BMS remains in effect. As a result of the completion of funding related to the "Sponsored Research Agreement" with BMS, as well as our decision to concentrate on our strategic drug discovery and development programs, we have initiated efforts to renegotiate several scientific collaborations, including agreements with the Research and Development Institute ("RDI") and Washington State University Research Foundation. The agreement with RDI was terminated, relieving the Company of future annual minimum royalty payments. Further, discussions are ongoing with BMS as to their intentions to commercialize this production process.

         As a result of our decision to focus on the discovery and creation of drug leads as well the lack of continued external funding of our paclitaxel research, we recently restructured our program of internal scientific projects. We have discontinued support of certain projects that are not consistent with our new focus. Consequently, we eliminated several scientific, administrative and support positions resulting in severance payments of approximately $56,000 which will have been or will be paid in the second and third quarters of 2002 and charged against our Reserve for Restructure.

         We hope to out-license to, or partner with, other companies to advance our system for producing glucocerebrosidase used in treating Gaucher's Disease. There can be no assurance that we will be successful in finding a partner for this program.

We anticipate that the focus of our efforts for the next twelve months will be as follows:

o Advancing our research related to enzyme targets that are central to the development of resistance by Mycobacterium tuberculosis, the causative agent of tuberculosis. Using QCT we are in the preclinical discovery stage of creating "core inhibitors" of the specific enzyme targets.

o Developing anti-infective candidate drug leads pursuant to our recently announced creation of a new series of anti-bacterial NCEs.

o Establishing a partner relationship to advance and leverage our QCT(TM) and OASIS(TM) research platforms.

o Acquiring, via merger or acquisition, later-stage pharmaceutical compounds that complement our own technologies to accelerate the development of proprietary drugs.

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


RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED JUNE 30, 2002 AND JUNE 30, 2001

Revenue

         Revenues were $222,000 for the three months ended June 30, 2002 and $334,000 for the three months ended June 30, 2001. Revenues were attributable to license and research and development payments from our agreements with Bristol-Myers Squibb.

Research and Development Expenses

         We incurred research and development expenses of $1,254,000 for the three months ended June 30, 2002 and $1,858,000 for the three months ended June 30, 2001, a decrease of $604,000 or 32 percent. The decrease in research and development expenses for the three months ended June 30, 2002 as compared to the same period in 2001 was due to a $22,000 decrease in research services and supplies, a $414,000 decrease in salary and wage expenses, a $361,000 decrease in expenses for contract research, licenses and royalties, offset by a $114,000 increase in research consulting cost, a $13,000 increase in facilities and equipment related expenses and a $45,000 increase in research operating costs previously charged to general and administrative expenses.

General and Administrative Expenses

         We incurred general and administrative expenses of $1,030,000 for the three months ended June 30, 2002 and $1,741,000 for the three months ended June 30, 2001, a decrease of $711,000 or 41 percent. The decrease in general and administrative expenses for the three months ended June 30, 2002 as compared to the same period in 2001 was attributable to a $230,000 decrease in administrative salary expense, a decrease of $350,000 in professional fees for general corporate legal activities, a $25,000 decrease in legal services related to intellectual property, a $77,000 decrease in travel related expenses, a $12,000 decrease in corporate governance fees, a $9,000 decrease in professional consulting and audit services, a $41,000 decrease in research operating costs now charged to research and development expenses, partially offset by a $32,000 increase in public and financial relations expenses and an $18,000 increase in other operating expenses.


Interest Income

         Interest income was $182,000 and $367,000 for the three months ended June 30, 3002 and June 30, 2001, respectively. The decrease was due primarily to lower interest rates in 2002 and also to lower principal balances.

Net Loss

         In the three months ended June 30, 2002, we incurred a net loss attributable to common shareholders of $1,885,000, which was 36% less than the net loss of $2,949,000 for the three months ended June 30, 2001. The decrease in net loss of $1,064,000 was primarily the result of the aforementioned changes in our operations. Likewise, the net loss per common share was improved by 33% at $0.12 for the three months ended June 30, 2002 as compared to a net loss per common share of $0.18 for the three months ended June 30, 2001.

FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND JUNE 30, 2001

Revenue

         Revenues were $556,000 and $667,000 for the six months ended June 30, 2002 and 2001, respectively. Revenues were attributable to license and research and development payments from our agreements with Bristol-Myers Squibb.

Research and Development Expenses

         We incurred research and development expenses of $2,476,000 for the six months ended June 30, 2002 and $3,006,000 for the six months ended June 30, 2001, a decrease of $530,000 or 18 percent. The decrease in research and development expenses for the six months ended June 30, 2002 as compared to the same period in 2001 was due to a $420,000 decrease for research salaries due to discontinuation of non-strategic research projects, a $420,000 decrease in expenses for contract research, licenses and royalties, partially offset by a $174,000 increase in research consultant costs related to the creation of drug leads, a $54,000 increase in equipment and depreciations expenses as well as costs associated with the closing of one location and a $72,000 increase in research operating costs previously charged to general and administrative.


General and Administrative Expenses

         We incurred general and administrative expenses of $2,109,000 for the six months ended June 30, 2002 and $2,708,000 for the six months ended June 30, 2001, a decrease of $599,000 or 22 percent. The decrease in general and administrative expenses for the six months ended June 30, 2002 as compared to the same period in 2001 was attributable to a $200,000 decrease in administrative salary expense, a decrease of $325,000 in professional fees for general corporate legal activities, a $86,000 decrease in travel related expenses, a $93,000 decrease in corporate governance fees, a $95,000 decrease in research operating costs now charged to research and development expenses offset by a $49,000 increase in legal services related to intellectual property, a $132,000 increase in professional consulting and audit services and a $20,000 increase in other operating expenses.


Interest Income

         Interest income was $371,000 and $828,000 for the six months ended June 30, 3002 and June 30, 2001, respectively. The decrease was due primarily to lower interest rates in 2002 and also to lower principal balances.

Net Loss

         In the six months ending on June 30, 2002, we incurred a net loss attributable to common shareholders of $3,822,000, or 14% less than the $4,468,000 loss for the six months ended June 30, 2001. The decrease in net loss of $646,000 was primarily the result of the aforementioned changes in our operations. Net loss per common share was $0.24 for the six months ended June 30, 2002 and $0.28 for the six months ended June 30, 2001.

LIQUIDITY AND CAPITAL RESOURCES

         At June 30, 2002, we had cash, cash equivalents and investments of approximately $22,200,000. Since inception we have financed our operations from debt and equity financings as well as fees received from licensing and research and development agreements. During the six months ended June 30, 2002, net cash used in operating activities was $ 3,462,000, the largest element of which was the net loss of $3,654,000. In addition, during the six months ended June 30, 2002 we used $46,000 in financing activities and received $133,000 from investing activities, primarily from the sale of equipment. As a result of the decision by BMS to discontinue funding of our paclitaxel research efforts, we have lost our previous sole source of revenue. We cannot make any assurance as to when, if ever, we will generate revenue again.

         We have scheduled payments to fund scientific research at academic institutions and to make minimum royalty payments for licensing and collaborative agreements of approximately $300,000 during the remainder of 2002. We do not expect these arrangements to have a significant impact on our liquidity and capital resources. We intend to continue to maintain and develop relationships with academic institutions and to establish licensing and collaborative agreements.

         We have no material capital commitments for the year ending December 31, 2002.

         We believe that we have sufficient cash and cash equivalents on hand at June 30, 2002 to finance our plan of operation for the next twelve months. However, there can be no assurance that we will generate sufficient revenues, if any, to fund our operations after such period or that any required financings will be available, through bank borrowings, debt or equity offerings, or otherwise, on acceptable terms or at all.

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

           None

Item 3.  Defaults upon Senior Securities

           None


Item 4.  Submission of Matters to a Vote of Security Holders

         We held our annual meeting of stockholders on May 13, 2002, at which time the stockholders voted on the following proposals:

(1)      Election of eight directors for a one-year term each.

               Name of Candidate                              For                        Withheld
               -----------------                              ---                        --------
Arthur P. Bollon                                           14,331,944                    684,326
Robert J. Easton                                           14,409,489                    606,781
Gary E. Frashier                                           14,353,189                    663,081
Ira J. Gelb                                                14,406,739                    609,531
Irwin C. Gerson                                            14,407,739                    608,531
Ronald L. Goode                                            14,280,785                    735,485
Walter M. Lovenberg                                        14,409,789                    606,481

There were no abstentions and no broker non-votes.

(2)      Ratification of appointment of Ernst & Young LLP as auditors.

The vote was 14,800,272 for, 169,961 against, and there were 46,037 abstentions. There were no broker non-votes.

Item 5.     Other Information

         On July 12, 2002, our Board of Directors adopted Amended and Restated By-Laws to provide, among other things, certain procedures for stockholder proposals and nominations to be presented at stockholder meetings and for stockholders taking action by written consent. A copy of the Amended and Restated By-Laws are attached to this Quarterly Report on Form 10-Q as Exhibit
3.1 hereto.

         We received notice from The Nasdaq Stock Market that for 30 trading days the price of our common stock had closed below the minimum $1.00 per share bid price required for continued listing on the Nasdaq National Market by Marketplace Rule 4450(a)(5). Under Marketplace Rule 4450(c)(2), we will be provided 90 calendar days, or until October 23, 2002, to regain compliance with the minimum bid price requirement. We can regain compliance with the minimum bid price requirement if, at anytime before October 23, 2002, the bid price of our common stock closes at $1.00 per share or more for a minimum of 10 consecutive trading days. Should we fail to regain compliance, Nasdaq stated that it would provide us with written notification that our common stock will be delisted from the Nasdaq National Market. Removal of our common stock from listing on the Nasdaq National Market would likely have an adverse impact on the trading price and liquidity of our common stock. During this 90-day period we will consider our option of transferring our stock listing to Nasdaq's Small Cap Market.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

The following documents are filed herewith as part of this form 10-Q:

      3.1      Amended and Restated By-Laws

     99.1      Certification Pursuant to 18 U.S.C. Section 1350

The following report was filed on Form 8-K during the quarter ended June 30, 2002:

     None

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                   EXEGENICS INC.


Date:    August 1, 2002                           /s/ Joan H. Gillett
         --------------                          ------------------------------
                                                 Joan H. Gillett, CPA
                                                 Vice President/Controller
                                                 Principal Accounting Officer

                                  EXHIBIT INDEX


       EXHIBIT NO.        DESCRIPTION
       -----------        -----------
          3.1             Amended and Restated By-Laws
         99.1             Certification Pursuant to 18 U.S.C. Section 1350