Form 10-Q
period 2002-09-30
EXEGENICS INC
filed 2002-11-14
CIK 944809

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                        FOR THE TRANSITION PERIOD FROM TO

                        COMMISSION FILE NUMBER 000-26078

                                 EXEGENICS INC.

             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                 DELAWARE                                75-2402409
     (STATE OR OTHER JURISDICTION OF        (I.R.S. EMPLOYER IDENTIFICATION NO.)
      INCORPORATION OR ORGANIZATION)

                2110 RESEARCH ROW, SUITE 621, DALLAS, TEXAS 75235
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                 (214) 358-2000
                (ISSUER'S TELEPHONE NUMBER, INCLUDING AREA CODE)


         Check whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days. Yes [X] No [ ]

         Check whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

         The number of shares outstanding of the issuer's common stock, as of November 13, 2002, was 16,184,486 shares of Common Stock, $.01 par value.


================================================================================

                                TABLE OF CONTENTS


                                                                                                         Page(s)
                                                                                                         -------
PART I.  FINANCIAL INFORMATION

                  Item 1. --        Financial Statements:

                                    Balance Sheets as of September 30, 2002 (unaudited)
                                    and December 31, 2001                                                      3

                                    Statements of Operations for the Three Months
                                    and Nine Months Ended September 30, 2002
                                    and 2001(unaudited)                                                        4

                                    Statements of Cash Flows for the Nine Months
                                    Ended September 30, 2002 and 2001(unaudited)                               5

                                    Notes to Financial Statements                                              6

                  Item 2. --        Management's Discussion and Analysis of Financial
                                    Condition and Results of Operations                                        8

                  Item 3. --        Quantitative and Qualitative Disclosures About
                                    Market Risk                                                               12

                  Item 4. --        Controls and Procedures                                                   12

PART II.  OTHER INFORMATION

                  Item 1. --        Legal Proceedings                                                         12

                  Item 2. --        Changes in Securities and Use of Proceeds                                 12

                  Item 3. --        Defaults upon Senior Securities                                           12

                  Item 4. --        Submission of Matters to a Vote of Security Holders                       12

                  Item 5. --        Other Information                                                         13

                  Item 6. --        Exhibits and Reports on Form 8-K                                          13

                         PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                                 EXEGENICS INC.
                                 BALANCE SHEETS

                                                                        SEPTEMBER 30,       DECEMBER 31,
                                                                             2002              2001
                                                                        --------------    --------------
                                                                         (unaudited)
                               ASSETS
Current assets:
  Cash and cash equivalents                                             $    9,456,000    $   14,995,000
  Restricted cash                                                              550,000           550,000
  Investments                                                               10,015,000        10,050,000
  Prepaid expenses and other current assets                                    438,000           656,000
                                                                        --------------    --------------
    Total current assets                                                    20,459,000        26,251,000

Equipment, net                                                                 604,000         1,009,000
Patent rights, less accumulated amortization of $138,000 and $111,000           46,000            74,000
Notes receivable - employee/stockholder                                             --           278,000
Other assets                                                                     8,000            13,000
                                                                        --------------    --------------

Total                                                                   $   21,117,000    $   27,625,000
                                                                        ==============    ==============


                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses                                 $      826,000    $    1,163,000
  Deferred revenue                                                                  --            56,000
  Current portion of capital lease obligations                                 138,000            83,000
                                                                        --------------    --------------
    Total current liabilities                                                  964,000         1,302,000

Capital lease obligations, less current portion                                 79,000           202,000
                                                                        --------------    --------------

  Total liabilities                                                          1,043,000         1,504,000
                                                                        --------------    --------------

Commitments and contingencies

Stockholders' Equity:
  Preferred stock - $.01 par value, 10,000,000 shares
  authorized; 828,023 and 755,950 shares of Series A
  convertible preferred issued and outstanding (liquidation
  value $2,070,000 and $1,890,000)                                               8,000             8,000
  Common stock - $.01 par value, 30,000,000 shares authorized;
  16,184,486 and 16,180,935 shares issued                                      162,000           162,000
  Additional paid-in capital                                                67,254,000        67,025,000
  Subscriptions receivable                                                    (305,000)         (360,000)
  Unearned compensation                                                             --            (5,000)
  Accumulated deficit                                                      (44,475,000)      (38,139,000)
  Treasury stock, 511,200 shares of common stock, at cost                   (2,570,000)       (2,570,000)
                                                                        --------------    --------------

    Total stockholders' equity                                              20,074,000        26,121,000
                                                                        --------------    --------------

  Total                                                                 $   21,117,000    $   27,625,000
                                                                        ==============    ==============

See notes to financial statements

                                 EXEGENICS INC.
                            STATEMENTS OF OPERATIONS


                                            THREE MONTHS ENDED               NINE MONTHS ENDED
                                               SEPTEMBER 30,                   SEPTEMBER 30,
                                       ----------------------------    ----------------------------
                                           2002            2001            2002            2001
                                       ------------    ------------    ------------    ------------
                                               (unaudited)                     (unaudited)
Revenue:
  Licensing & research fees            $         --    $    333,000    $    556,000    $  1,000,000
                                       ------------    ------------    ------------    ------------

Operating Expenses:
  Research and development                  824,000       1,106,000       3,301,000       4,112,000
  General and administrative              2,017,000       2,243,000       4,127,000       4,951,000
                                       ------------    ------------    ------------    ------------
                                          2,841,000       3,349,000       7,428,000       9,063,000
                                       ------------    ------------    ------------    ------------

Operating (loss)                         (2,841,000)     (3,016,000)     (6,872,000)     (8,063,000)
                                       ------------    ------------    ------------    ------------

Other (income) expense:
  (Gain) or loss on disposition                  --              --          (4,000)             --
  Interest (income)                        (171,000)       (289,000)       (543,000)     (1,117,000)
  Interest expense                            4,000              --          15,000           1,000
                                       ------------    ------------    ------------    ------------
                                           (167,000)       (289,000)       (532,000)     (1,116,000)

Loss before items shown below            (2,674,000)     (2,727,000)     (6,340,000)     (6,947,000)
Provision (benefit) for taxes                 8,000          25,000          (4,000)         93,000
                                       ------------    ------------    ------------    ------------

Net loss                                 (2,682,000)     (2,752,000)     (6,336,000)     (7,040,000)
Preferred stock dividend                         --              --        (169,000)       (180,000)
                                       ------------    ------------    ------------    ------------

Net loss attributable to
  to common shareholders               $ (2,682,000)   $ (2,752,000)   $ (6,505,000)   ($ 7,220,000)
                                       ============    ============    ============    ============

Net loss per share-basic and diluted   $      (0.17)   $      (0.17)   $      (0.42)          (0.45)
                                       ============    ============    ============    ============

Weighted average number of
  shares outstanding - basic and
  diluted                                15,673,286      16,174,173      15,671,972      16,165,018
                                       ============    ============    ============    ============



See notes to financial statements

                                 EXEGENICS INC.
                            STATEMENTS OF CASH FLOWS


                                                                        NINE MONTHS ENDED
                                                                          SEPTEMBER 30,
                                                                   ----------------------------
                                                                       2002            2001
                                                                   ------------    ------------
                                                                          (unaudited)
Cash flows from operating activities:
   Net (loss)                                                      $ (6,336,000)   $ (7,041,000)
   Adjustments to reconcile net (loss) to net
      cash used in operating activities:
        Depreciation and amortization                                   349,000         332,000
        Gain on disposal of assets                                       (4,000)             --
        Value assigned to common shares and options for services        234,000        (112,000)
        Changes in:
          Prepaids and other assets                                     278,000        (198,000)
          Deferred revenue                                              (56,000)        389,000
          Accounts payable and accrued expenses                        (337,000)      1,938,000
                                                                   ------------    ------------
            Net cash used in operating activities                    (5,872,000)     (4,692,000)
                                                                   ------------    ------------

Cash flows from investing activities:
   Notes receivable - officer/shareholder                               278,000              --
   Purchase of securities                                                    --     (10,030,000)
   Sale (purchase) of equipment                                         123,000        (603,000)
                                                                   ------------    ------------
          Net cash provided by (used in) investing activities           401,000     (10,633,000)
                                                                   ------------    ------------

Cash flows from financing activities:
   Payment of capital lease                                             (68,000)             --
   Payment of royalties                                                      --         (94,000)
   Stock subscriptions                                                       --        (284,000)
   Purchase of treasury stock                                                --        (568,000)
                                                                   ------------    ------------
            Net cash used in financing activities                       (68,000)       (946,000)
                                                                   ------------    ------------

NET DECREASE IN CASH                                                 (5,539,000)    (16,271,000)
Cash and cash equivalents at beginning of period                     14,995,000      35,408,000
                                                                   ------------    ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                         $  9,456,000    $ 19,137,000
                                                                   ============    ============



See notes to financial statements
                                 eXegenics Inc.
                         Notes to Financial Statements
                               September 30, 2002
                                  (unaudited)

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

(2)      CASH, CASH EQUIVALENTS AND INVESTMENTS

         Cash, cash equivalents and investments totaled $20,021,000 at September 30, 2002 and consisted of $10,006,000 on deposit with a financial institution and an investment security issued by the Federal National Mortgage Agency. The security, purchased in May 2001, matures in March 2003 and has a carrying value of $10,015,000 at September 30, 2002. Interest at 5% per annum is received semi-annually in February and August. Cash and cash equivalents also include restricted cash of $550,000.

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

(5)      STOCKHOLDERS' EQUITY

         The Company accounts for its stock-based compensation plans under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." In October 1995, the Financial Accounting Standards Board issued Statement No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), which establishes a fair value-based method of accounting for stock-based compensation plans. The Company has adopted the disclosure-only alternative under SFAS No. 123. The Company accounts for stock based compensation to nonemployees using the fair value method in accordance with SFAS No. 123 and
                                 eXegenics Inc.
                         Notes to Financial Statements
                               September 30, 2002
                                  (unaudited)


         Emerging Issues Task Force (EITF) Issue No. 96-18. The Company has recognized deferred stock compensation related to certain stock option and warrant grants. During the nine months ended September 30, 2002, the Company granted 10,000, 25,000, 10,000 and 25,000 options to purchase shares of common stock at $7.13, $3.28, $3.20 and $1.67 per share, respectively, in return for consulting services. During the nine months ended September 30, 2001 the Company granted 5,000 options to purchase shares of common stock at $7.188 per share in return for consulting services. The Company valued these options using the Black-Scholes option pricing model. As a result, the Company recorded a charge of $76,000 and $6,300 during the nine months ended September 30, 2002 and 2001, respectively, related to these grants. In connection with other option grants to consultants in previous years, the Company recorded a charge of $69,000 and $352,000 during the nine months ended September 30, 2002 and 2001, respectively.

         On August 13, 2002 the Company issued warrants to purchase 125,000 shares of its common stock at a purchase price of $1.00 per share, with an expiration date of August 13, 2007, and additional warrants to purchase 125,000 shares of our common stock at a purchase price of $0.55 per share, with an expiration date of August 13, 2007 to Roan/Meyers Associates, L.P. in exchange for financial advisory services. In connection with this exchange, the Company recorded a charge of $90,600.

(6)      DEFERRED REVENUE

         The Company recognizes revenue from development agreements over the stated life of the agreement. Amounts received in advance of the services to be performed are recorded as deferred revenue. Accordingly, funds of $500,000 received during the nine months ended September 30, 2002, net of $556,000 in revenues recognized cumulatively through September 30, 2002 and, including $56,000 in deferred revenue outstanding as of December 31, 2001, eliminate deferred revenues at September 30, 2002.

(7)      RESERVE FOR RESTRUCTURE

         The Company generally recognizes operating expenses as incurred. As part of its reorganization efforts in June 2001, the Company terminated several employees, remodeled facilities and moved equipment. During the second quarter of 2002, the completion of funding related to the "Sponsored Research Agreement" with BMS necessitated the Company's decision to concentrate on its strategic drug discovery programs, and the Company terminated additional employees. The Company recognized approximately $560,000 related to those activities through September 30, 2002. Cash payments of $193,000 were charged against the account during the nine months ended September 30, 2002. Accrued expenses relating to restructuring are $17,000 at September 30, 2002.

(8)      EMPLOYMENT AGREEMENT

         We employ Dorit Arad, Ph.D. under an employment agreement dated July 1, 2002. The employment agreement renews each year on December 31 unless either party provides notice of termination 90 days prior to the expiration, and provides for the payment to Dr. Arad of a base salary of $190,000 subject to annual reviews and adjustments in accordance with our compensation plan and practices and approval by the compensation committee of our board of directors. The agreement also provides for an annual performance bonus, at the discretion of the board of directors, of not more that 30% per year of her annual salary. An additional payment of $9,750 as a one-time cash bonus was paid to Dr. Arad upon execution of the agreement. In the event we terminate Dr. Arad's employment without cause, the agreement requires us to pay her salary for twelve months following the date of termination. The employment agreement contains an assignment to the Company of certain patents and a post-termination non-compete, non-solicitation and non-disclosure agreement that extends for a period of one year following the expiration or termination of employment. Certain conditions existing in Dr. Arad's previous employment agreement, dated December 31, 1998, obligated the company to: make royalty payments of 3% of sales and 10% of sublicense fees related to products developed from her technology; pay on her behalf a sum of up to $200,000 to
                                 eXegenics Inc.
                         Notes to Financial Statements
                               September 30, 2002
                                  (unaudited)


         Saturi Medical Research, Ltd.; and reimburse to her certain business expenses related to her research for us while she was resident in Israel. In lieu of our making direct cash payments to Dr. Arad, or payments on her behalf to Saturi Medical Research, in settlement of our obligations (amounting to approximately $355,000), Dr. Arad agreed to accept termination of her liabilities to us under the loans we previously issued to her. In addition, we granted to Dr. Arad an option to purchase up to 150,000 shares of our common stock at an exercise price of $0.81 per share. The agreement provides for additional option grants to purchase up to 160,000 shares of our common stock based on achievement of milestones related to the development of certain products

(9)      SUBSEQUENT EVENTS

         As a result of the completion of funding related to the "Sponsored Research Agreement" with BMS and the Company's resulting decision to concentrate on its strategic drug discovery programs, the Company recently began the process of renegotiating several scientific collaborations, including agreements with the Research and Development Institute, or RDI, and Washington State University Research Foundation. The agreement with RDI was terminated, relieving the Company of future annual minimum royalty payments.

         On September 20, 2002 the Company announced that it had executed a definitive merger agreement with Innovative Drug Delivery Systems, Inc., or IDDS, a private company with products ready to enter Phase III clinical trials. Subsequent to the merger, IDDS will be the surviving company.


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

OVERVIEW

         We were organized and commenced operations in 1991 and since that time have been devoted to research activities including efforts to discover therapeutic products for human diseases. Beginning in 2001, we defined ourselves as a post-genomics drug creation enterprise with a goal of building a development pipeline of commercially viable drug leads and pharmaceutical products for the treatment of cancers and drug-resistant bacterial diseases. In addition, we increased our efforts to obtain and develop clinical drug candidates and to identify opportunities for financial and operational synergies, specifically to identify acquisition or merger opportunities that would provide pharmaceutical compounds in or close to human clinical trials. We engaged Petkevich & Partners, LLC in March of 2002 to assist us in this endeavor, and on September 20, 2002, we announced that we had executed a definitive merger agreement with Innovative Drug Delivery Systems, Inc., or IDDS, a private company with product candidates ready to enter Phase III clinical trials. We are currently involved in activities related to the pending business combination, including regulatory filings and a stockholders' meeting while continuing work on our internal discovery-research programs.

         We utilize our proprietary research technologies, Quantum Core Technology, or QCT(TM), and Optimized Anti-Sense Inhibitory Sequence, or OASIS(TM), in attempts to create novel compounds that may be advanced towards clinical drug candidates and pharmaceutical products. QCT is a computer-assisted drug design technology platform, primarily targeted to the inhibition of proteins involved in disease processes. OASIS is a patented technology platform that uses computers to design "anti-sense sequences" -- molecules capable of blocking the expression of specific genes. By targeting both proteins and genes, we believe we have the capability to produce chemical molecules that can be developed into drugs effective against a variety of cancers and infectious diseases. If such compounds are successfully synthesized, they must undergo additional testing. If they are successfully tested and optimized in vitro, they will then be tested in animals and ultimately in humans. Successful development of such drugs could provide a broad range of business opportunities between us and other pharmaceutical and biotechnology companies.

         In April 2002, we announced the discovery of a series of novel chemical entities, or NCEs. These NCEs demonstrated in-vitro activity against Gram-positive bacterial pathogens, including Staphylococcus aureus, that are resistant to ordinary antibiotics. We filed a provisional U.S. patent application regarding the structure and use of these agents. Using our proprietary research technology QCT, we are endeavoring to create clinical drug candidates based on these agents, although we must first overcome a number of hurdles, such as increased activity and less toxicity, before we are ready to begin clinical trials. There can be no assurance that we will overcome these hurdles or otherwise be successful in producing clinical drug candidates.

         We are engaged in a Master License Agreement with Bristol-Myers Squibb, or Bristol-Myers. The technology that is the basis for the license agreement concerns genetically engineered fermentation technology that has been under development for the creation of an improved production system for paclitaxel, the active ingredient in Taxol(R), and its precursor taxane, baccatin. We obtained the rights to patents covering this technology from Research and Development Institute, or RDI, and Washington State University Research Foundation, or WSU. A sponsored research program had been actively funded by Bristol-Myers since 1998; we received their final payment in February of this year; and as of June 12, 2002, we had no further research obligations to Bristol-Myers. However, our Master License Agreement with Bristol-Myers remains in effect. We have initiated discussions with Bristol-Myers with the objective of negotiating an agreement to reacquire exclusive rights to the WSU paclitaxel gene technology for eXegenics.

         As a result of the completion of funding related to the Sponsored Research Agreement with Bristol-Myers, we initiated efforts to renegotiate several scientific collaborations, including agreements with RDI and WSU. The agreement with RDI was terminated in June 2002, relieving us of future annual minimum royalty payments and neither party has any further obligation to the other with respect to any terminated licenses or their respective technologies. We have requested a renegotiation of our current agreement with WSU.

         We have initiated efforts to find a party willing to outlicense our production system for manufacturing a recombinant form of glucocerebrosidase that is intended for use as an enzyme replacement therapy for Type 1 Gaucher's disease. Our production system for the enzyme could result in a more cost-effective means of producing the enzyme as compared to those production systems currently in commercial use.

     Our overall business strategy has been to:

     o Acquire, via merger or acquisition, later-stage pharmaceutical compounds that complement our strategy to accelerate the development of proprietary drugs;

     o Establish a partner relationship to advance and leverage our QCT and OASIS research platforms;

     o Continue development of our anti-bacterial NCEs into anti-infective candidate drug leads; and

     o Advance our research related to enzyme targets that are central to the development of antibiotic resistance in Mycobacterium tuberculosis, the causative agent of tuberculosis. Using QCT, we are in the preclinical discovery stage of creating core inhibitors of the specific enzyme targets.

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


RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002 AND SEPTEMBER 30, 2001

Revenue

         We had no revenue for the three months ended September 30, 2002 and had revenue of $333,000 for the three months ended September 30, 2001. Revenues were attributable to license and research and development payments from our agreements with Bristol-Myers Squibb, pursuant to which Bristol-Myers has now made all of the required payments to us.

Research and Development Expenses

         We incurred research and development expenses of $824,000 for the three months ended September 30, 2002 and $1,106,000 for the three months ended September 30, 2001, a decrease of $282,000 or 25 percent. The decrease in research and development expenses for the three months ended September 30, 2002, as compared to the same period in 2001, was due to a $105,000 decrease in research services and supplies, a $26,000 decrease in salary and wage expenses, a $109,000 decrease in expenses for contract research, licenses and royalties, a $70,000 decrease in research consulting cost, offset by a $23,000 increase in facilities and equipment related expenses and a $16,000 increase in research operating costs previously charged to general and administrative expenses.

General and Administrative Expenses

         We incurred general and administrative expenses of $2,017,000 for the three months ended September 30, 2002 and $2,243,000 plus a $25,000 tax provision for a total of $2,268,000 for the three months ended September 30, 2001, a decrease of $226,000 or 10 percent, excluding the tax provision. The decrease in general and administrative expenses for the three months ended September 30, 2002 as compared to the same period in 2001 was attributable to a $72,000 decrease in administrative salary expense, a $584,000 decrease in professional fees for general corporate legal activities, a $42,000 decrease in travel related expenses, a $44,000 decrease in employee relations and other benefits, a $22,000 decrease in depreciation and amortization, a $16,000 decrease in research operating costs now charged to research and development expenses, partially offset by a $436,000 increase in professional consulting and audit services in connection with the pending merger, a $51,000 increase due to a write-off of a shareholder subscription, a $45,000 increase in public and financial relations expenses, a $12,000 increase in corporate governance fees and a $10,000 increase in legal services related to intellectual property.

Interest Income

         Interest income was $171,000 and $289,000 for the three months ended September 30, 2002 and September 30, 2001, respectively. The decrease was due primarily to lower interest rates in 2002 and also to lower principal balances.

Net Loss

         In the three months ended September 30, 2002, we incurred a net loss attributable to common stockholders of $2,682,000, which was 3 percent less than the net loss of $2,752,000 for the three months ended September 30,

2001. The decrease in net loss of $70,000 was primarily the result of the aforementioned changes in our operations. The net loss per common share was unchanged, and was $0.17 for both three month periods.


FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND SEPTEMBER 30, 2001

Revenue

         Revenues were $556,000 and $1,000,000 for the nine months ended September 30, 2002 and 2001, respectively. Revenues were attributable to license and research and development payments from our agreements with Bristol-Myers Squibb, pursuant to which Bristol-Myers has now made all of the required payments to us.

Research and Development Expenses

         We incurred research and development expenses of $3,301,000 for the nine months ended September 30, 2002 and $4,112,000 for the nine months ended September 30, 2001, a decrease of $811,000 or 20 percent. The decrease in research and development expenses for the nine months ended September 30, 2002 as compared to the same period in 2001 was primarily due to a $448,000 decrease for research salaries due to discontinuation of non-strategic research projects, a $533,000 decrease in expenses for contract research, licenses and royalties, a $109,000 decrease in research services and supplies partially offset by a $105,000 increase in research consultant costs related to the creation of drug leads, an $86,000 increase in equipment and depreciation expenses as well as costs associated with the closing of one location and an $82,000 increase in research operating costs previously charged to general and administrative.


General and Administrative Expenses

         We incurred general and administrative expenses of $4,127,000 for the nine months ended September 30, 2002 and $4,951,000 plus a $93,000 tax provision for a total of $5,044,000 for the nine months ended September 30, 2001, a decrease of $824,000 or 17 percent, excluding the tax provision. The decrease in general and administrative expenses for the nine months ended September 30, 2002 as compared to the same period in 2001 was attributable to a $272,000 decrease in administrative salary expense, a $1,029,000 decrease in professional fees for general corporate legal activities, a $128,000 decrease in travel related expenses, a $66,000 decrease in corporate governance fees, a $56,000 decrease in amortization, an $82,000 decrease in research operating costs now charged to research and development expenses, offset by a $142,000 increase in legal services related to intellectual property, a $51,000 increase due to a write-off of a shareholder subscription, a $617,000 increase in professional consulting and audit services related to our proposed merger and a $35,000 increase in other operating expenses.

Interest Income

         Interest income was $543,000 and $1,117,000 for the nine months ended September 30, 2002 and September 30, 2001, respectively. The decrease was due primarily to lower interest rates in 2002 and also to lower principal balances.

Net Loss

         In the nine months ending on September 30, 2002, we incurred a net loss attributable to common stockholders of $6,505,000, or 10 percent less than the $7,220,000 loss for the nine months ended September 30, 2001. The decrease in net loss of $715,000 was primarily the result of the aforementioned changes in our operations. Net loss per common share was $0.42 for the nine months ended September 30, 2002 and $0.45 for the nine months ended September 30, 2001.

LIQUIDITY AND CAPITAL RESOURCES

         At September 30, 2002, we had cash, cash equivalents and investments of approximately $20,021,000. Since inception we have financed our operations from debt and equity financings as well as fees received from licensing and research and development agreements.

         During the nine months ended September 30, 2002, net cash used in operating activities was $5,872,000, the largest element of which was the net loss of $6,336,000. The net loss included approximately $526,000 in expenses related to our proposed merger and a $347,000 non-cash item (for royalty payments and operating expenses related to an agreement with an employee). In addition, during the nine months ended September 30, 2002, we used $68,000 in financing activities and received $401,000 from investing activities, primarily from the sale of equipment and exchange of a receivable for a liability. As a result of the decision by BMS to discontinue funding of our paclitaxel research efforts, we have lost our previous sole source of revenue. We cannot make any assurance as to when, if ever, we will generate revenue again.

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

         We believe that we have sufficient cash and cash equivalents on hand to finance our plan of operation for the next twelve months. However, there can be no assurance that we will generate sufficient revenues, if any, to fund our operations after such period or that any required financings will be available, through bank borrowings, debt or equity offerings, or otherwise, on acceptable terms or at all.

         If we are successful with our efforts to combine the operations of eXegenics and IDDS, the combined company will have several product candidates that have reached the clinical development stage. We will have to fund all of our combined operations and capital expenditures from the cash on hand at the time of the merger. We expect that our operating expenses and capital expenditures will increase in future periods as a result of increased preclinical studies and clinical trial activity, and the anticipated commercialization of our product candidates, assuming we receive the necessary regulatory approvals. The initiation of commercial activities will require the hiring of additional staff. Our capital expenditure requirements will depend on numerous factors, including the progress of our clinical development programs, the time required to file and process regulatory approval applications, the ability to obtain additional licensing arrangements, and the demand for our product candidates, if and when approved by the FDA or other regulatory authorities.

         We assume that cash on hand after the merger will be sufficient to meet working capital and capital expenditure needs of the combined company for at least the next twelve months. We will require substantial funds to conduct research and development activities, preclinical studies, clinical trials and other activities prior to the commercialization of any potential products. We anticipate that such funds will be obtained from external sources and intend to seek additional equity, debt or lease financing to fund future operations. We also expect to seek additional collaborative agreements with corporate partners to fund our research and development programs. However, our actual capital requirements will depend on many factors. If we experience unanticipated cash requirements, we may need to seek additional sources of funding, which may not be available on favorable terms, if at all. If we do not succeed in raising additional funds on acceptable terms, we may be unable to complete planned preclinical studies and clinical trials or obtain approval of our product candidates from the FDA and other regulatory authorities. In addition, we could be forced to discontinue product development, reduce or forego sales and marketing efforts and attractive business opportunities or discontinue operations.

         We cannot make any assurance that we will be able to consummate our merger with IDDS. In the event that the merger is not completed, we will have incurred a significant amount of non-operating expenses associated with the merger that we would not have otherwise incurred. Consequently, if the merger is not consummated, our financial condition will likely be worse that it would have been had we never entered into the merger agreement.


RECENT ACCOUNTING PRONOUNCEMENTS

         In July 2001, the Financial Accounting Standards Board, or FASB, issued their Statement of Financial Accounting Standards No. 143, "Accounting for Obligations Associated with the Retirement of Long-Lived Assets." The objective of FAS 143 is to provide accounting guidance for legal obligations associated with the retirement of tangible long-lived assets. The retirement obligations included within the scope of FAS 143 are those that an entity cannot avoid as a result of either the acquisition, construction or normal operation of a long-lived asset. Components of larger systems also fall under FAS 143, as well as tangible long-lived assets with indeterminable lives. FAS 143 is required to be adopted on January 1, 2003.

         In April 2002, the FASB issued their Statement of Financial Accounting Standards No. 145, "Rescission of FAS Nos. 4, 44, and 64, amendment of FASB 13, and Technical Corrections as of April 2002." As a result, the accounting for gains and losses from extinguishment of debt and sale-leaseback transactions will be affected by FAS 145. The provisions of FAS 145 related to the rescission of Statements 4, 44 and 64 shall be applied in fiscal years beginning after May 15, 2002. The provisions of FAS 145 related to Statement 13 shall be effective for transactions occurring after May 15, 2002.

         In June 2002, the FASB issued their Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". FAS 146 nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." FAS 146 requires a liability for a cost associated with an exit or disposal activity to be recognized when the liability is incurred rather than on the date of an entity's commitment to an exit plan and establishes that fair value is the objective for initial measurement of the liability. The provisions of FAS 146 shall be effective for exit or disposal activities initiated after December 31, 2002. The provisions of Issue 94-3 shall continue to apply for an exit activity initiated under an exit plan that met the criteria of Issue 94-3 prior to FAS 146's initial application.

         Effective January 1, 2002 we adopted the provisions of Financial Accounting Standards No. 141 "Business Combinations", No. 142 "Goodwill and Other Intangible Assets" and No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets".

         We believe that the adoption of these accounting standards will not have a material impact on our financial statements.



ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Our exposure to financial market risk, including changes in interest rates, relates primarily to our marketable security investments. We generally place our marketable security investments in high credit quality instruments, primarily U.S. government obligations. We do not believe that a 100 basis point increase or decrease in interest rates would significantly impact our business. We do not have any derivative instruments. We operate only in the United States and all sales were in U.S. dollars. We do not have any material exposure to changes in foreign currency exchange rates.

ITEM 4. CONTROLS AND PROCEDURES

         (a) Evaluation of Disclosure Controls and Procedures.

         Our principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)), 2002, have concluded that, based on such evaluation, which was completed on November 11, 2002, our disclosure controls and procedures were adequate and effective to ensure that material information relating to us was made known to them by others within eXegenics, particularly during the period in which this quarterly report on Form 10-Q was being prepared.

         (b) Changes in Internal Controls.

         There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, nor were there any significant deficiencies or material weaknesses in our internal controls. Accordingly, no corrective actions were required or undertaken.

         PART II. OTHER INFORMATION

Item 1. Legal Proceedings

         None

Item 2. Changes in Securities and Use of Proceeds

         On August 13, 2002 we issued warrants to purchase 125,000 shares of our common stock at a purchase price of $1.00 per share, with an expiration date of August 13, 2007, and additional warrants to purchase 125,000 shares of our common stock at a purchase price of $0.55 per share, with an expiration date of August 13, 2007 to provided to us by Roan/Meyers Associates, L.P. in connection with financial advisory services.

Item 3. Defaults upon Senior Securities

         None


Item 4. Submission of Matters to a Vote of Security Holders

         None


Item 5. Other Information

         None

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a) The following documents are filed herewith as part of this Form 10-Q:

                  None.

         (b) The following report was filed on Form 8-K during the quarter ended September 30, 2002:

                  On September 25, 2002, we filed a current report on Form 8-K regarding our entering into a definitive merger agreement with Innovative Drug Delivery Systems, Inc.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           EXEGENICS INC.


Date: November 14, 2002                    By: /s/ Joan H. Gillett
                                               ---------------------------------
                                               Name: Joan H. Gillett, CPA
                                               Title: Vice President/Controller*

----------

*Ms. Gillett is signing this quarterly report on Form 10-Q as both the chief accounting officer and authorized officer.

                  CERTIFICATION BY PRINCIPAL EXECUTIVE OFFICER


I, Ronald L. Goode, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of eXegenics Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002                     /s/ Ronald L. Goode
                                            ------------------------------------
                                            Name: Ronald L. Goode
                                            Title: President and Chief Executive
                                                   Officer

                  CERTIFICATION BY PRINCIPAL FINANCIAL OFFICER


I, Joan H. Gillett, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of eXegenics Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002                         /s/ Joan H. Gillett
                                                --------------------------------
                                                Name: Joan H. Gillett
                                                Title: Vice President/Controller