Form 10-K
period 2002-12-31
EXEGENICS INC
filed 2003-03-20
CIK 944809

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

(Mark One)
   [X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

           FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

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
                     N/A                                            N/A

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                    COMMON STOCK, $0.01 PAR VALUE PER SHARE
                                (TITLE OF CLASS)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes [X]     No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Indicate by check mark whether the registrant is an accelerated filer (as
defined in Exchange Act Rule 12b-2).  Yes [ ]     No [X]

     The aggregate market value of the registrant's voting stock held by non-affiliates of the registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) on June 30, 2002 was $10,478,970, based on the last sale price as reported by The Nasdaq Stock Market.

     As of March 17, 2003, the registrant had 16,184,486 shares of common stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Certain information required in Part III of this Annual Report on Form 10-K is incorporated from the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on May 19, 2003.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                           FORWARD-LOOKING STATEMENTS

     This report contains forward-looking statements. Such statements are valid only as of today, and we disclaim any obligation to update this information. These statements, which include, but are not limited to, those related to our drug creation/acquisition strategies and methodologies, are subject to known and unknown risks and uncertainties that may cause actual future experience and results to differ materially from the statements made. These statements are based on our current beliefs and expectations as to such future outcomes. Drug creation, acquisition and development involves a high degree of risk. It may be impossible to implement our drug acquisition strategies. It may be impossible to create drug leads for drug development. Success in early stage clinical trials does not ensure that later stage or larger scale clinical trials will be successful. Factors that might limit our future success include, among others, uncertainties related to the ability to attract and retain partners for our technologies, the identification of lead compounds, the successful pre-clinical development thereof, the acquisition of drug development candidates, the completion of clinical trials, the FDA review process and other governmental regulation, pharmaceutical collaborator's ability to successfully develop and commercialize drug candidates, competition from other pharmaceutical companies, product pricing and third party reimbursement.

                                     PART I

ITEM 1. BUSINESS

GENERAL

     We are focused on acquiring drug candidates that can be successfully developed and marketed as pharmaceutical products to fight human diseases.

     From the time of our founding in 1991 until 2001, our efforts were devoted to discovery research activities related to potential therapies for human disease and to improvement (by genetic engineering) of technologies for producing certain products manufactured and marketed by other companies. Through 2001 we had not created a commercially viable drug candidate, nor had our efforts in production technology improvement research led to any commercially viable manufacturing processes.

     Accordingly, during 2001 a new Chief Executive Officer was hired and we evaluated all of our systems and programs. As a result of the systems evaluation we installed a new financial accounting process and system and settled a shareholder dispute that resulted in a cash payout. During our programs evaluation we identified those programs that we believed had no near-term potential to create drug leads or to generate near-term revenues and began efforts to out-license those technologies. To date these marketing activities have not resulted in any out-licenses for any of those technologies.

     One program, taxanes production research, was generating research services revenue, but had fallen well behind the originally anticipated schedule for delivering a microbial fermentation alternative for manufacturing Taxol(R). Thus, we set genetic engineering goals for this program and, because Taxol(R) recently had become available generically, initiated discussions with our partner, Bristol-Myers Squibb (BMS), regarding their continuing interest in this project.

     Our program evaluation identified two platform technologies ("Quantum Core Technology" (QCT(TM)) and OASIS(TM) or "Optimized Anti-Sense Inhibitory Sequence(TM)") that we believed had the potential to generate revenues based on providing drug lead creation services to the broader pharmaceutical industry. Thus, we began attempts to market QCT and OASIS to other companies in the expectation that we could generate revenues from partnering these technologies with pharmaceutical companies. In addition, we re-focused these technology programs and set drug lead creation goals for them. To date these marketing activities have not resulted in any material contracts for utilizing our technologies, nor have any drug lead candidates been created.

     With the lack of progress in discovery research, taken together with market conditions, we came to believe that we can best build shareholder value and most effectively utilize our financial resources by the acquisition of external programs that have a greater potential for producing revenue than we can generate with our current internal programs. Thus, in 2002 we initiated a new strategy that focuses on accessing products in, or very close to, clinical development in humans and applying our resources to accelerate that development.

     In mid-2002, BMS indicated to us that, because of their de-emphasis on funding external taxanes manufacturing research, the research services contract between them and us would not be renewed. In June 2002, we implemented restructuring activities to discontinue non-productive scientific programs, programs that we have been unable to outlicense, and programs without external funding (including the taxanes production program). As of December 2002, we had completed the termination of all our internal scientific programs except for work on the QCT platform technology, which had generated a small services contract with a major pharmaceutical company. In an effort to maximize our existing financial resources, we eliminated the personnel related to the terminated programs as well as support-related administrative positions. Associated research collaborations, non-productive licensing and royalty agreements and non-productive patent agreements have been terminated as well. Most consulting agreements and agreements with most of the members of our Scientific Advisory Board that were discovery research-related have also been terminated. The only significant agreements not so terminated as of December 31, 2002, are 1) the Master License Agreement (MLA) with BMS in which we have assigned to BMS our rights to certain paclitaxel-associated technologies; 2) a paclitaxel-associated license agreement with Washington State University Research

Foundation (WSURF) in which WSURF assigned to us their rights to certain patents; and 3) a license to certain "anti-sense"-related patents at the University of Texas at Dallas (UTD). As of November 2002, we had reached conceptual agreement with BMS to terminate the MLA and are in the process of finalizing that agreement.

     We continue to support limited operations related to QCT in an attempt to create novel compounds that may be advanced towards clinical drug candidates and pharmaceutical products. QCT is a computer-assisted drug design technology platform primarily targeted to the inhibition of enzymes involved in disease processes. To date we have been unsuccessful in demonstrating our capability to develop drugs using this technology internally or by partnering with other companies. There can be no assurance that we will be successful in these efforts or that we will continue to fund these operations.

     During the first quarter of 2002, we announced the discovery of a series of novel chemical entities (NCEs). These NCEs demonstrated in vitro activity against Gram-positive bacterial pathogens, including Staphylococcus aureus, that are resistant to ordinary antibiotics. We filed a provisional U.S. patent application regarding the structure and use of these agents. While these compounds are interesting, there are numerous research hurdles, such as increased activity and less toxicity, that must be overcome before we could put any one of them into a preclinical development program. Thus, owing to the long-term development timeframe and the uncertain outcome of development, we have curtailed our activities related to this discovery. In the event we decide to continue our research, there can be no assurance that we will overcome these hurdles or otherwise be successful in producing clinical drug candidates.

     Early in 2002, we engaged Petkevich & Partners (P&P), a financial advisory firm, to assist us in the endeavor to locate and obtain pharmaceutical compounds in or close to human clinical trials. Together with P&P we identified and examined a number of opportunities that would fulfill the product acquisition goal and also provide financial and operational synergies. Our engagement of P&P was initially for a one year period, but the board has approved, and we are engaged in the process of finalizing an agreement for, the renewal of such engagement. We undertook discussions with several companies and executed a merger agreement with a private company in September 2002. This agreement was terminated by mutual agreement in November 2002. We are currently evaluating other companies and technologies that may provide these opportunities. There can be no assurance that we will be successful in these efforts.

  QUANTUM CORE TECHNOLOGY(TM) (QCT(TM))

     QCT is a proprietary, drug creation methodology that is based on a combination of quantum chemistry, proprietary computational software and molecular modeling. Unlike the traditional and more common structural-based drug design techniques, QCT is a Quantum Mechanism-Based drug creation technique that combines quantum mechanical calculations and physical organic chemistry to understand essential biochemical reactions at the level of the atom. The insights we gain into "quantum core mechanisms" in this way may produce a wide range of drug leads.

     This approach to drug creation rises from fundamental concepts in the quantum mechanics pioneered by Dr. John Pople, a Nobel Prize winner in Chemistry in 1998 and a scientific advisor for us. Dr. Dorit Arad, our Vice-President of Drug Design, developed QCT.

     In December 2002, we executed a Laboratory Service Agreement with a major pharmaceutical company utilizing our QCT technology to perform calculations for the purpose of predicting whether selected compounds are inhibitors of certain enzymes. This agreement, which represented $20,000 in total revenues, terminated January 31, 2003.

DISCONTINUED PROGRAMS

  OPTIMIZED ANTI-SENSE INHIBITORY SEQUENCE(TM) (OASIS(TM))

     OASIS is a patented technology platform that uses computers to design "anti-sense sequences" or "anti-senses" -- molecules capable of blocking the expression of specific genes. The goal of OASIS is to eliminate the trial and error work traditionally involved in finding anti-sense sequences and to efficiently predict the most potent anti-sense molecules in a gene sequence. Although our scientists were able to use OASIS to create a library of optimal inhibitor sequences to 100% of the genes of Mycobacterium tuberculosis and another library consisting of optimal inhibitors for 25% of human genes, we have not been able to find corporate partners interested in utilizing our technology. Further development of the technology was being conducted at the University of Texas at Dallas
(UTD). Our support of the UTD program terminated in December 2002.

  TAXANES PROGRAM

     We have an exclusive worldwide license to use gene-based technology to synthesize taxanes (the chemical class to which Taxol(R) belongs). Taxol(R) is expensive to manufacture since it is derived from hard-to-obtain natural products: the bark and needles of the Pacific Yew tree. A genetically engineered production system for baccatin could potentially be used to manufacture an improved second-generation paclitaxel. Due to the absence of external funding for this program, and the extremely long timeframe projected for successful conclusion, if any, of this production development project, we have discontinued our research in this area.

OTHER RESEARCH ACTIVITIES

     We have been unsuccessful in finding a party interested in outlicensing our program to produce glucocerebrosidase for use in Gaucher's disease, and have discontinued those efforts. In addition, we have previously announced the discontinuation, owing to insufficient progress to merit continuation, of the following programs: vaccine engineering, telomerase, polycystic kidney disease, estrogen peptide, and monoclonal antibodies.

COLLABORATIVE AND LICENSE AGREEMENTS

  QCT

     In June 2000, we entered into an exclusive worldwide license agreement with the University of California -- San Diego (UCSD), and the University of British Columbia (UBC) to use or sublicense patent rights disclosed in a pending U.S. patent titled "A New Anti-tuberculosis Drug Target." Pursuant to the agreement, we paid a license issue fee and we are obligated to pay license maintenance fees and, possibly, milestone and royalty payments. Also in June 2000, we agreed to a three-year collaborative research agreement with UBC and Vancouver Hospital to fund research under the direction of Dr. Yossef Av-Gay of the Department of Medicine at UBC. In August 2000, we entered into a three-year collaborative research agreement with the Regents of the University of California to fund research performed under the direction of Dr. Robert Fahey of the Department of Chemistry and Biochemistry at the UCSD. We have now terminated the agreements with both UBC and UCSD.

  OASIS

     An agreement with UTD that was originally entered into in 1992 pursuant to which UTD was to perform certain research and development activities relating to antisense compounds and related technology for use in humans terminated in December 2002.

     We retain certain rights to a patent, originated in June 1996, with the Board of Regents of UTD whereby we obtained an exclusive royalty-bearing license to manufacture, have manufactured, use, sell and sublicense products related to a U.S. patent application entitled, "A Method for Ranking Sequences to Select Target Sequence Zones of Nucleic Acids."

  TAXANES PROGRAM

     Our June 1998 license agreement and research and development agreement with BMS granted them exclusive worldwide sublicenses under our agreements with the Research & Development Institute (RDI) and WSURF. The research and development agreement between BMS and us terminated on June 12, 2002. We have initiated discussions with BMS with the objective of negotiating an agreement to reacquire exclusive rights to the WSURF paclitaxel gene technology.

     On June 19, 2002 we terminated our June 1993 license agreement with RDI, in which we had been granted worldwide exclusive rights to fungal technology to produce paclitaxel.

     We have requested a renegotiation of our July 1996 agreement with WSURF whereby we received an exclusive, worldwide license to use or sublicense WSURF's technology for gene-based synthesis of paclitaxel.

OTHER PROGRAMS

     In 2002, we terminated, for lack of progress, two license agreements we entered into during 1996 with the University of California -- Los Angeles
(UCLA). One of these license agreements gave us exclusive rights to a pending patent entitled, "Inhibition of Cyst Formation By Cytoskeletal Specific Drugs," that makes use of various drugs, one of which is paclitaxel. The other license agreement gave us exclusive rights to technology in the field of pharmacological treatment for polycystic kidney disease.

     Other license agreements, terminated at our request in 2002, included a December 1998 agreement with RDI in which we obtained an exclusive license to technology for the fungal production of telomerase, the so-called "immortality enzyme," for a term based on the useful life of the pending patent or related patents and a September 2000 license agreement for gene technology for telomerase reverse transcriptase, also from RDI.

PATENTS, LICENSES AND PROPRIETARY RIGHTS

     Our policy is to protect our technology that we consider important in the development of our business by, among other things, filing patent applications for such technology. In addition to filing patent applications in the U.S., we have filed, and may continue to file, patent applications in certain foreign countries. Although a patent has a statutory presumption of validity in the U.S., the issuance of a patent is not conclusive as to such validity or as to the enforceable scope of the claims of the patent. There can be no assurance that our issued patents or any patents subsequently issued to us, or licensed by us, will not be successfully challenged in the future. The validity or enforceability of a patent after its issuance by the U.S. Patent and Trademark Office can be challenged in litigation. If the outcome of the litigation is adverse to the owner of the patent, third parties may then be able to use the invention covered by the patent, in some cases without payment. There can be no assurance that patents in which we have rights will not be infringed or successfully avoided through design innovation.

     Costs associated with maintaining our patent portfolio exceeded $600,000 in 2002. In the interest of cost savings and as a result of our decision to terminate all discovery research operations, and in the absence of customers interested in acquiring rights to any of the patent estate, we have begun the process of formally abandoning patents associated with these discontinued programs. We will limit our future efforts to those patents directly involved with QCT, to the anti-staphylococcal NCE's, and to any future programs that we consider to be essential to our success. We estimate that the 2003 costs to maintain the current portfolio will be less than $50,000.

     There can be no assurance that patent applications owned by us or licensed to us will result in patents being issued or that any such patents will afford protection against competitors with similar technology. It is also possible that third parties may obtain patent or other proprietary rights that may be needed by us. In cases where third parties are the first to invent a particular product or technology, it is possible that those parties will obtain patents that will be sufficiently broad so as to prevent us from using certain technology or from further developing or commercializing certain products. If licenses from third parties are necessary but cannot be obtained, commercialization of the related products would be delayed or prevented. We are aware of patent applications and issued patents belonging to competitors but we are uncertain whether any of these, or patent applications filed of which we may not have any knowledge, will require us to alter our potential products or processes, pay licensing fees or cease certain activities.

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

COMPETITION

     All of our proposed or potential products will face competition from existing therapies. The development by others of novel treatment methods for those indications for which we are developing compounds could render our compounds non-competitive or obsolete. This competition potentially includes all of the pharmaceutical concerns in the world that are developing pharmaceuticals for the diagnosis and treatment of cancer. Competition in pharmaceuticals is generally based on performance characteristics as well as price and timing of market introduction of competitive products. Acceptance by hospitals, physicians and patients is crucial to the success of a product. Price competition may become increasingly important as a result of an increased focus by insurers and regulators on the containment of health care costs. In addition, the various federal and state agencies have enacted regulations requiring rebates of a portion of the purchase price of many pharmaceutical products.

     Most of our existing or potential competitors have substantially greater financial, technical and human resources than us and may be better equipped to develop, manufacture and market products. In addition, many of these companies have extensive experience in preclinical testing, human clinical trials and the regulatory approval process. These companies may develop and introduce products and processes competitive with, or superior to, ours.

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

     Our competitive position also depends upon our ability to attract and retain qualified personnel, obtain patent protection or otherwise develop proprietary products or processes and secure sufficient capital resources for the often-lengthy period between technological conception and commercial sales.

GOVERNMENT REGULATION

     At the current time, the FDA does not regulate us. However, if we are successful in implementing our drug acquisition and development strategy, we will become subject to FDA regulation. The FDA and comparable regulatory agencies in foreign countries impose substantial requirements on the clinical development, manufacture and marketing of pharmaceuticals and in vitro diagnostic products. These agencies regulate research and development activities and the testing, manufacture, quality control, safety, effectiveness, labeling, storage, record keeping, advertising and promotion of these products and services. Different centers within the FDA are responsible for regulating these products, depending on whether the product is considered a pharmaceutical, biologic, medical device or combination product.

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

  MARKETING

     Despite our strategy to develop or acquire products for sale to concentrated markets, significant additional expenditures and management resources would be required to develop an internal sales force, and there can be no assurance that we will be successful in penetrating the markets for any products developed. For certain products, we may seek to enter into development and marketing agreements that grant exclusive marketing rights to our corporate partners in return for royalties to be received on sales, if any. Under certain agreements, our marketing partner may have the responsibility for all or a significant portion of the development and regulatory approval. In the event that our marketing and development partners fail to develop a marketable product or to successfully market a product, our business may be materially adversely affected. The sale of certain products outside the U.S. will also be dependent on the successful completion of arrangements with future partners, licensees or distributors in each territory. There can be no assurance that we will be successful in establishing any additional collaborative arrangements, or that, if established, such future partners will be successful in commercializing products.

INSURANCE

     The testing, marketing and sale of human drug products entail an inherent risk of allegations of product liability, and there can be no assurance that product liability claims will not be asserted against us. We intend to obtain clinical trial liability insurance prior to conducting any clinical trials. Such coverage may not be adequate as and when we develop our products. There can be no assurance that we will be able to obtain, maintain or increase our insurance coverage in the future on acceptable terms or that any claims against us will not exceed the amount of such coverage.

EMPLOYEES

     On March 12, 2003, we announced the appointment of David E. Riggs as Vice President, Chief Business Officer (a newly created position), Chief Financial Officer and Secretary, replacing Joan H. Gillett (formerly Vice President, Controller and Secretary, who will leave eXegenics as of April 30, 2003) and Dr. Robert Rousseau (former Vice President of Business Development, who left eXegenics in January 2003). As of March 17, 2003 we had eight full-time employees, of whom two were engaged directly in research and development activities and six of whom were in executive and administrative positions. Although we believe that we have been successful to date in attracting skilled, highly qualified personnel, competition for personnel is intense and we cannot assure that we will continue to be able to attract and retain personnel of high scientific caliber and business acumen. Our employees are not governed by any collective bargaining agreement, and we believe that our relationship with them is good.

PROPERTIES

     We occupy approximately 19,300 square feet of office and laboratory space at 2110 Research Row, Dallas, Texas, pursuant to a lease assigned to us by the Wadley/Phillips Partnership, which lease term extends until December 2003. We believe that our current facilities are suitable for our present needs and for the foreseeable future.

FACTORS THAT MAY AFFECT FINANCIAL CONDITION AND FUTURE RESULTS

     We participate in a continually changing industry that utilizes rapidly evolving technologies. The following cautionary statements discuss important factors that could cause actual results to differ materially from the projected results contained in the forward-looking statements in this report.

  RESEARCH AND DEVELOPMENT

     The theoretical bases of our platform technology have yet to be reduced to the successful creation of potential drug candidates that can be tested in humans. The drug creation methods we employ are relatively new and may not lead to drug candidates that can be successfully developed into pharmaceutical products. The expectation that drugs designed by quantum mechanism-based drug design techniques will have improved efficacy, bioavailability and less resistance build-up has not yet been verified by testing any drug candidate in human clinical trials.

     We intend to in-license or acquire additional human product development candidates from companies, universities, research institutions and other organizations to augment the results of our internal research activities. Given the intense competition in the marketplace for product development candidates with the potential for commercial success, there can be no assurance that such product candidates will be available on acceptable terms or at all. Furthermore, no assurance can be given that such externally generated candidates will result in commercially viable products.

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

  COMMERCIALIZATION OF OUR TECHNOLOGIES

     We may have to rely on partners to help develop products and programs. Our business model identifies fees, royalties and milestone payments from pharmaceutical and biotechnology companies as sources of revenue. If we cannot enter into corporate collaborations, our efforts to develop products could be slowed. We cannot control the amount and timing of resources our corporate collaborators devote to our programs or potential products. In addition, we expect to rely on corporate collaborators for commercialization of our potential products.

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

  PERSONNEL

     We depend on our key personnel and may have difficulty attracting and retaining the skilled employees we need to execute our growth plans. As of March 17, 2003, we had eight employees. Our success depends on our continued ability to attract, retain and motivate highly qualified management personnel. Competition for personnel is intense. The loss of the services of any of these personnel, in particular, Ronald L. Goode, Ph.D., our Chairman, President and Chief Executive Officer, could impede significantly the achievement of our development objectives. In addition, we will need to hire additional personnel as we continue to expand our development activities. We do not know if we will be able to attract, retain or motivate such personnel.

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

  LIQUIDITY AND CAPITAL RESOURCES

     We expect that additional financing will be required in the future to fund operations. We do not know whether additional financing will be available when needed, or that, if available, we will obtain financing on terms favorable to our stockholders or us. We have consumed substantial amounts of cash to date and expect capital outlays and operating expenditures to increase over the next several years as we expand our infrastructure and development activities.

     We believe that existing cash and investment securities and anticipated cash flow from existing collaborations will be sufficient to support our current operating plan at least through January 1, 2004. We have based this estimate on assumptions that may prove to be wrong. Our future capital requirements depend on many factors that affect our research, development, collaboration and sales and marketing activities.

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

  COMPETITION

     If our competitors develop and market products that are more effective than our product candidates, if any, our commercial opportunity will be reduced or eliminated.

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

ITEM 2.  PROPERTIES

     We occupy approximately 19,300 square feet of office and laboratory space, at 2110 Research Row, Dallas, Texas, pursuant to a lease assigned to us by the Wadley/Phillips Partnership and which lease term extends until December 2003. Our lease payments for the fiscal year ended December 31, 2002 of approximately $275,000, included $33,000 in payments related to an office/laboratory space lease agreement that was terminated in December 2001, effective March 31, 2002. We believe that our current facilities are suitable for our present needs and for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

     We are not a party to any litigation in any court, and management is not aware of any contemplated proceeding by any governmental authority or individual against us except as described below.

     In June 2000, we entered into two three-year participation agreements with Molecular Simulations Incorporated (MSI), which subsequently assigned its interests and delegated its obligations to Accelrys, Inc., pursuant to which we were to participate with MSI and others in a project with the purpose of developing software to be used in the assignment and understanding of protein function and a project with the purpose of developing and validating rapid computer-based methods for x-ray structure determination and model building and providing a scientific forum for research of x-ray crystallographic methods for structure determination. Pursuant to the agreements, we were to pay approximately $750,000 over a three-year period. In 2002, believing the milestones of the agreements had not been met, we instituted efforts to terminate the agreements and are currently in negotiations to reduce or eliminate our obligations thereunder. Of the $250,000 due under the agreements for the twelve-month period beginning July 2002, we recognized $127,000 in expenses related to the third year and this amount is reflected in accrued expenses at December 31, 2002. To the extent that an amicable termination of the agreements cannot be reached, resulting in a litigation with MSI or its successor, we believe we have meritorious claims and defenses, all of which we intend to pursue vigorously.

     In April 2002, Dr. Abdel Labidi, one of our former employees, made certain allegations against us regarding discrimination. After we responded to these allegations, Dr. Labidi took no further action. We received notice on March 17, 2003 from the U.S. Equal Employment Opportunity Commission (EEOC) that Dr. Labidi had filed a Charge of Discrimination and that the EEOC intends to conduct an investigation of the charge. We believe we have meritorious defenses with respect to these allegations, all of which we intend to pursue vigorously.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted during the fourth quarter of the year ended, December 31, 2002.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our common stock is currently listed on the Nasdaq SmallCap Market. On July 25, 2002, we received notification from Nasdaq that we failed to comply with Nasdaq's minimum bid price requirement of $1.00 per share for continued listing on the Nasdaq National Market. On October 25, 2002 we transferred to the SmallCap Market from the Nasdaq National Market System. In January 2003 we received, from Nasdaq, a 180-day extension, through July 21, 2003, to regain compliance with Nasdaq's listing requirement of a minimum $1.00 bid-per-share. During this period, it will be necessary for our stock to trade at or above $1.00 per share for a minimum of 10 consecutive trading days. If we fail to meet the requirement by that time, our stock will be delisted from the Nasdaq SmallCap Market, unless Nasdaq modifies the applicable rules

     Before May 22, 2000, our common stock was quoted in the over-the-counter market on the Nasdaq SmallCap Market System under the ticker symbol "CYPH". From May 22, 2000 until October 24, 2001 we had been listed on the Nasdaq National Market under the symbol "CYPH". Since October 24, 2001 we have been listed under "EXEG".

COMMON STOCK

                                                              HIGH     LOW
                                                              -----   -----
2001:
  First Quarter.............................................  $8.25   $2.66
  Second Quarter............................................   4.85    3.00
  Third Quarter.............................................   4.50    2.22
  Fourth Quarter............................................   4.09    2.00
2002:
  First Quarter.............................................  $3.50   $1.50
  Second Quarter............................................   1.77    0.75
  Third Quarter.............................................   0.92    0.46
  Fourth Quarter............................................   0.68    0.29

     On March 17, 2003, the last sale price of our common stock was $0.55.

STOCKHOLDERS

     As of March 19, 2003, there were approximately 200 holders of record of our common stock and, according to our estimates, approximately 4,600 beneficial owners of our common stock.

DIVIDENDS

     We have not paid dividends to our stockholders since our inception and do not plan to pay cash dividends in the foreseeable future. We currently intend to retain earnings, if any, to finance our growth.

EQUITY COMPENSATION PLAN INFORMATION

                      EQUITY COMPENSATION PLAN INFORMATION
                            AS OF DECEMBER 31, 2002

                                                                                       NUMBER OF SECURITIES
                                                                                      REMAINING AVAILABLE FOR
                                 NUMBER OF SECURITIES TO BE     WEIGHTED-AVERAGE       FUTURE ISSUANCE UNDER
                                  ISSUED UPON EXERCISE OF      EXERCISE PRICE OF     EQUITY COMPENSATION PLANS
                                    OUTSTANDING OPTIONS,      OUTSTANDING OPTIONS,     (EXCLUDING SECURITIES
                                    WARRANTS AND RIGHTS       WARRANTS AND RIGHTS     REFLECTED IN COLUMN(A))
         PLAN CATEGORY                      (A)                       (B)                       (C)
         -------------           --------------------------   --------------------   -------------------------
Equity compensation plans
  approved by security
  holders......................           3,613,409                  $4.81                    935,345
Equity compensation plans not
  approved by security
  holders......................           1,053,800                  $8.35

     We have authorized the issuance of equity securities under the compensation plans described below without the approval of stockholders. No additional options, warrants or rights are available for issuance under any of these plans, except for additional shares which may become purchasable under warrants with anti-dilution protection as noted below. We have either already registered or agreed to register for resale the common stock underlying all of these plans.

     - Roan-Meyers UPO (1998) warrants, dated April 1998: provided common stock purchase warrants to our placement agent in connection with a private placement of our securities, to purchase an aggregate of 201,300 shares of our common stock at a weighted average purchase price of $9.75 per share, with an expiration date of April 2, 2003.

     - The Synergy Group/Seavey Funds warrants, dated April 7, 1998: provided common stock purchase warrants in connection with financial advisory services, to purchase an aggregate of 75,000 shares of our common stock at a weighted average purchase price of $7.66 per share, with an expiration date of August 6, 2003.

     - Gruntal & Co. warrants, dated February 23, 2000: provided common stock purchase warrants to Gruntal & Co., L.L.C. ("Gruntal") and various Gruntal employees in connection with financial advisory services, to purchase an aggregate of 300,000 shares of our common stock at a purchase price of $15.00 per share, with an expiration date of February 23, 2005. These warrants were issued as a result of a re-issuance of a common stock purchase warrant, dated February 1, 2000, to Gruntal for the purchase of 300,000 shares of our common stock.

     - Dominick & Dominick Financial Services Advisory Letter Agreement warrants, dated July 9, 1999: provided common stock purchase warrants to Dominick & Dominick LLC, a financial consultant, to purchase 150,000 shares of our common stock for a purchase price of $7.00 per share, with an expiration date of July 15, 2004.

     - Southwest Securities warrants, dated February 23, 2000: provided common stock purchase warrants in connection with financial advisory services, to purchase 21,250 shares of our common stock at a purchase price of $12.00 per share, with an expiration date of February 23, 2003.

     - Darrell Todd warrants, dated February 23, 2000: provided common stock purchase warrants in connection with financial advisory services, to purchase 3,750 shares of our common stock at a purchase price of $12.00 per share, with an expiration date of February 23, 2003.

     - Roan-Meyers warrants, dated November 2, 2001: provided common stock purchase warrants in connection with financial advisory services, to purchase 125,000 shares of our common stock at a purchase price of $7.00 per share, with an expiration date of November 2, 2003.

     - Roan-Meyers warrants, dated August 13, 2002: provided common stock purchase warrants in connection with financial advisory services, to purchase 125,000 shares of our common stock at a purchase price of $1.00 per share, with an expiration date of August 13, 2007.

     - Roan-Meyers warrants, dated August 13, 2002: provided common stock purchase warrants in connection with financial advisory services to purchase 125,000 shares of our common stock at a purchase price of $0.55 per share, with an expiration date of August 13, 2007.

  RECENT SALES OF UNREGISTERED SECURITIES

     In August 2002, in exchange for financial advisory services we issued warrants to Roan/Meyers Associates, L.P. to purchase 125,000 shares of common stock at a purchase price of $1.00 per share, with an expiration date of August 13, 2007, and additional warrants to purchase 125,000 shares of our common stock at a purchase price of $0.55 per share, with an expiration date of August 13, 2007.

     The engagement being renewed with Petkevich & Partners (P&P), as described in Item 1 and Item 7 of this report, contemplates the issuance to P&P of a warrant to purchase 40,000 shares of common stock at a purchase price of $0.58 per share, with an expiration date of March 5, 2008.

     In addition, during the year ended December 31, 2002, we granted options to purchase an aggregate of 788,000 shares of common stock to employees, directors and consultants with a weighted average exercise price of $1.46 per share. We recognized $247,000 in expense for the granting of these options to consultants. We utilize the Black-Scholes option pricing model to calculate the related expense.

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

                                 eXegenics Inc.
                            SELECTED FINANCIAL DATA

                                                   YEAR ENDED DECEMBER 31,
                            ---------------------------------------------------------------------
                                2002           2001          2000          1999          1998
                            ------------   ------------   -----------   -----------   -----------
Income Statement Data
Revenue...................  $    562,000   $  1,333,000   $   865,000   $ 1,375,000   $ 1,183,000
                            ------------   ------------   -----------   -----------   -----------
Research and
  development.............     3,948,000      4,843,000     3,681,000     2,332,000     1,692,000
General and administrative
  expenses................     4,770,000      6,448,000     5,788,000     3,194,000     2,500,000
Expenses related to
  strategic redirection...       864,000        560,000            --            --            --
Merger expenses...........     2,010,000             --            --            --            --
                            ------------   ------------   -----------   -----------   -----------
Operating loss............   (11,030,000)   (10,518,000)   (8,604,000)   (4,151,000)   (3,009,000)
Gain on disposition.......         4,000        274,000            --            --            --
Interest income...........       686,000      1,383,000     1,543,000       222,000       286,000
Interest expense..........       (18,000)        (6,000)       (9,000)       (6,000)       (5,000)
                            ------------   ------------   -----------   -----------   -----------
Net loss before cumulative
  effect of a change in
  accounting principle....   (10,358,000)    (8,785,000)   (7,165,000)   (3,935,000)   (2,728,000)
Cumulative effect on prior
  years of change in
  method of revenue
  recognition.............            --             --            --      (422,000)           --
                            ------------   ------------   -----------   -----------   -----------
Net loss..................  $(10,358,000)  $ (8,785,000)  $(7,165,000)  $(4,357,000)  $(2,728,000)
                            ------------   ------------   -----------   -----------   -----------
Preferred Stock
  Dividend................      (169,000)      (180,000)     (180,000)     (182,000)     (187,000)
Net loss attributable to
  common stockholders.....  $(10,527,000)  $ (8,965,000)  $(7,345,000)  $(4,539,000)  $(2,915,000)
                            ============   ============   ===========   ===========   ===========
Basic and diluted loss per
  common share............  $      (0.67)  $      (0.57)  $     (0.51)  $     (0.44)  $     (0.30)
                            ============   ============   ===========   ===========   ===========

                                                          DECEMBER 31,
                                -----------------------------------------------------------------
                                   2002          2001          2000          1999         1998
                                -----------   -----------   -----------   ----------   ----------
Balance Sheet Data
Total assets..................  $17,515,000   $27,625,000   $37,378,000   $4,491,000   $7,746,000
Working capital...............   15,924,000    24,949,000    35,050,000    2,324,000    6,227,000
Royalties payable -- less
  current portion.............           --            --       750,000      875,000    1,000,000
Stockholders' equity..........  $16,074,000   $26,121,000   $35,775,000   $2,592,000   $6,062,000

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     In this section, "Management's Discussion and Analysis of Financial Condition and Results of Operations," references to "we," "us," "our," and "ours" refer to eXegenics, Inc.

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

     We are focused on creating and acquiring drug candidates that can be successfully developed and marketed as pharmaceutical products to fight human diseases.

     From the time of our founding in 1991 until 2001, our efforts were devoted to discovery research activities related to potential therapies for human disease and to improvement (by genetic engineering) of technologies for producing certain products manufactured and marketed by other companies. Through 2001 we had not created a commercially viable drug candidate, nor had our efforts in production technology improvement research led to any commercially viable manufacturing processes.

     Accordingly, during 2001, a new CEO was hired and we evaluated all of our systems and programs. As a result of the systems evaluation we installed a new financial accounting process and system and settled a shareholder dispute that resulted in a cash payout. During our programs evaluation we identified those programs that we believed had no near-term potential to create drug leads or to generate near-term revenues and began efforts to out-license those technologies. To date these marketing activities have not resulted in any out-licenses for any of those technologies.

     One program, taxanes production research, was generating research services revenue, but had fallen well behind the originally anticipated schedule for delivering a microbial fermentation alternative for manufacturing Taxol(R). Thus, we set genetic engineering goals for this program and, because Taxol(R) recently had become available generically, initiated discussions with our partner, Bristol-Myers Squibb (BMS), regarding their continuing interest in this project.

     Our program evaluation identified two platform technologies ("Quantum Core Technology" (QCT) and OASIS or "Optimized Anti-Sense Inhibitory Sequence") that we believed had the potential to generate revenues based on providing drug lead creation services to the broader pharmaceutical industry. Thus, we began attempts to market QCT and OASIS to other companies in the expectation that we could generate revenues from partnering these technologies with pharmaceutical companies. In addition, we re-focused these technology programs and set drug lead creation goals for them. To date these marketing activities have not resulted in any material contracts for utilizing our technologies, nor have any drug lead candidates been created.

     With the lack of progress in discovery research, taken together with market conditions, we came to believe that we can best build shareholder value and most effectively utilize our financial resources by the acquisition of external programs that have a greater potential for producing revenue than we can generate with our current internal programs. Thus, in 2002 we initiated a new strategy that focuses on accessing products in, or very close to, clinical development in humans and applying our resources to accelerate that development.

     In mid-2002 BMS indicated to us that, because of their de-emphasis on funding external taxanes manufacturing research, the research services contract between them and the Company would not be renewed. In June 2002, we implemented restructuring activities to discontinue non-productive scientific programs, programs that we have been unable to outlicense, and programs without external funding (including the taxanes production program). As of December 2002, we had completed the termination of all our internal scientific programs except for work on the QCT platform technology, which had generated a small services contract with a major pharmaceutical company. In an effort to maximize our existing financial resources, we eliminated the personnel related to the terminated programs as well as support-related administrative positions. Associated research collaborations, non-productive licensing and royalty agreements and non-productive patent agreements have been terminated as well. Most consulting agreements and agreements with most of the members of our Scientific Advisory Board that were discovery research-related have also been terminated. The only significant agreements not so terminated as of December 31, 2002, are 1) the Master License Agreement (MLA) with BMS in which we have assigned to BMS our rights to certain paclitaxel-associated technologies; 2) a paclitaxel-associated license agreement with Washington State University Foundation (WSURF) in which WSURF assigned to us their rights to certain patents; and 3) a license to certain "anti-sense"-related patents at the University of Texas at Dallas (UTD). As of November 2002, we had reached conceptual agreement with BMS to terminate the MLA and are in the process of negotiating final terms of that agreement.

     We continue to support limited operations related to QCT in an attempt to create novel compounds that may be advanced towards clinical drug candidates and pharmaceutical products. QCT is a computer-assisted drug design technology platform primarily targeted to the inhibition of enzymes involved in disease processes. To date we have been unsuccessful in demonstrating our capability to develop drugs using this technology internally or by partnering with other companies. There can be no assurance that we will be successful in these efforts or that we will continue to fund these operations.

     During the first quarter of 2002, we announced the discovery of a series of novel chemical entities (NCEs). These NCEs demonstrated in vitro activity against Gram-positive bacterial pathogens, including Staphylococcus aureus, that are resistant to ordinary antibiotics. We filed a provisional U.S. patent application regarding the structure and use of these agents. While these compounds are interesting, there are numerous research hurdles, such as increased activity and less toxicity that must be overcome before we could put any one of them into a preclinical development program. Thus, owing to the long-term development timeframe and the uncertain outcome of development, we have curtailed our activities related to this discovery. In the event we decide to continue our research, there can be no assurance that we will overcome these hurdles or otherwise be successful in producing clinical drug candidates.

     Early in 2002, we engaged Petkevich & Partners (P&P), a financial advisory firm, to assist us in the endeavor to locate and obtain pharmaceutical compounds in or close to human clinical trials. Together with P&P we identified and examined a number of opportunities that would fulfill the product acquisition goal and also provide financial and operational synergies. Our engagement of P&P was initially for a one year period, but the board has approved, and we are engaged in the process of finalizing an agreement for, the renewal of such engagement. We undertook discussions with several companies and executed a merger agreement with a private company in September 2002. Owing to market conditions, this agreement was terminated by mutual agreement in November 2002. We are currently evaluating other companies and technologies that may provide these opportunities. There can be no assurance that we will be successful in these efforts.

     On March 12, 2003, we announced the election of Joseph M. Davie M.D., Ph.D. to our board of directors, filling the board seat vacated by the previously announced resignation of Dr. Arthur Bollon.

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

     Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis we evaluate our estimates, including those related to investments, intangible assets, income taxes, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

     We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements. Revenue from research support agreements is recognized ratably over the length of the agreements. Revenue resulting from contracts or agreements with milestones is recognized when the milestone is achieved. Amounts received in advance of services to be performed or the achievement of milestones are recorded as deferred revenue. Payments to third parties in connection with nonrefundable license fees are being recognized over the period of performance of related research and development activities. We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event we were to determine that we would be able to realize deferred tax assets in the future in excess of its net recorded amount, an adjustment to the net deferred tax asset would increase income in the period such determination was made. Likewise, should we determine that we would not be able to realize all or part of our net deferred tax asset in the future, an adjustment to the net deferred tax asset would be charged to income in the period such determination was made.

RESULTS OF OPERATIONS

  FISCAL YEAR ENDED DECEMBER 31, 2002 COMPARED TO FISCAL YEAR ENDED DECEMBER 31, 2001

  Revenues

     Revenues for 2002 and 2001 were primarily attributable to license and research and development payments, including those from our agreements with BMS. We recognized revenues of $562,000 during fiscal 2002, compared to $1,333,000 for fiscal 2001, a decrease of $771,000 or 58%. The decrease was a result of the completion of the funding related to our research and development agreement with BMS, offset by a laboratory services agreement executed in December 2002, in the aggregate amount of $20,000, $7,000 of which was recognized in 2002.

  Research and Development Expenses

     We incurred research and development expenses of $3,948,000 during fiscal 2002 and $4,843,000 during fiscal 2001, a year-to-year decrease of $895,000 or 18%. The decrease in research and development expenses in 2002 from 2001 was primarily due to the discontinuation of research projects and related activities as we implemented our revised strategy. The overall decrease was comprised of a $653,000 decrease in research salaries, a $683,000 decrease in expenses for contract research, licenses and royalties, a $126,000 decrease in research services and supplies, a $25,000 decrease in facility costs, partially offset by a $141,000 increase in equipment and depreciation expenses for equipment placed in service in the latter part of 2001 and a $90,000 charge for employee related expenses previously charged to G&A expense.

  General and Administrative Expenses

     General and administrative expenses for fiscal 2002 were $4,770,000 compared to $6,448,000 for fiscal 2001, a decrease of $1,678,000 or 26%. General and administrative expenses decreased primarily as a result of a $1,630,000 decrease in legal fees in 2002 due to a settlement fee of $765,000 and $803,000 of legal expenses recognized in 2001. Decreases in salaries and wages of $535,000, a $61,000 decrease in expenses related to the amortization of purchased intellectual property and a $90,000 decrease in employee related expenses now charged to R&D expense were offset by a $218,000 increase in expenses related to patents and intellectual property and a $178,000 increase in professional consulting charges.

  Merger Expenses

     We recognized an aggregate of $2,010,000 in expenses related to our terminated merger with IDDS, which included $496,000 in legal fees, $304,000 in fees to the financial advisor and $210,000 in other fees for audit, printing and investor relations services, a $500,000 termination fee paid to IDDS and a $500,000 expense related to establishing the reserve account for the IDDS convertible note. There were no comparable expenses for fiscal 2001.

  Expenses Related to Strategic Redirection

     As a result of our decision to redirect our business strategy, we recognized $864,000 in expenses from operations terminated in fiscal 2002. These expenses included $298,000 for severance payments, $186,000 for facility lease space for the terminated operations through December 31, 2003, $161,000 for losses for equipment no longer used, $79,000 in impairment charges for software deemed to be of no value and $140,000 for charges related to leased equipment utilized for the terminated operations. We recognized $560,000 in expenses related to severance payments from operations terminated in the fiscal year 2001.

  Other Income

     Other income for fiscal 2002 was $4,000 as compared to $274,000 during fiscal 2001. The gain in 2001 was due to recognizing the relinquishment of certain patent rights.

  Interest Income

     Interest income for fiscal 2002 was $686,000 as compared to $1,383,000 for fiscal 2001, a decrease of $697,000 or 50%. The decrease in interest income was due to lower interest rates and declining investable balances as disbursements were made.

  Net Loss

     We incurred net losses of $10,358,000 during fiscal 2002 and $8,785,000 during fiscal 2001. The increase in net loss of $1,573,000 or 17.9% is a result of the aforementioned changes in our operations. Net loss per common share for fiscal 2002 was $0.67 and for fiscal 2001 was $0.57.

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

  Research and Development Expenses

     We incurred research and development expenses of $4,843,000 during fiscal 2001 and $3,681,000 during fiscal 2000, an increase of $1,162,000 or 32%. The increase in research and development expenses in 2001 from 2000 was due to the hiring of additional scientific staff in 2001, expenses for research services including a non-cash charge related to options granted to consultants, additional commitments to fund external research, increased depreciation expense, and an increase in office and laboratory supplies required to support our increased activities. Expenses in 2001 primarily include $643,000 for research consultants, $1,311,000 for contract research and $344,000 for lab supplies and other research services.

  General and Administrative Expenses

     General and administrative expenses for fiscal 2001 were $6,448,000 compared to $5,788,000 for fiscal 2000, an increase of $660,000 or 11%. General and administrative expenses increased as a result of higher salary costs, additional travel and lodging expenses including relocation reimbursements, increases in legal and professional fees, including a $765,000 charge for a dispute settlement, and a non-cash expense for the issuance of options. These expenses were substantially offset by a decrease in public and financial relations expenses, as well as a decrease in tax expenses. Expenses in 2001 include $836,000 for expense related to our corporate restructuring activities, $207,000 for audit fees and other accounting related services, $667,000 for legal fees related to patents and intellectual property, $400,000 for company and employee insurance and $803,000 for legal services, of which the consulting and legal services were mainly due to assistance with our reorganization and ongoing corporate activities.

  Expenses Related to Strategic Redirection

     As a result of our decision to redirect our business strategy, we recognized $560,000 in expenses related to severance payments from operations terminated in the fiscal year 2001. There were no comparable expenses for fiscal 2000.

  Other Income

     Other income for fiscal 2001 was $274,000 as compared to $0 during fiscal 2000. The increase was due to recognizing a gain for the relinquishment of certain patent rights.

  Interest Income

     Interest income for fiscal 2001 was $1,383,000 compared to $1,543,000 for fiscal 2000, a decrease of $160,000 or 10.4%. The decrease in interest income was due to lower interest rates and declining investable balances as disbursements were made.

  Net Loss

     We incurred net losses of $8,785,000 during fiscal 2001 and $7,165,000 during fiscal 2000. The increase in net loss of $1,620,000 or 22.6%, is a result of the aforementioned changes in our operations. Net loss per common share for fiscal 2001 was $0.57 and for fiscal 2000 was $0.51.

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 2002 we had cash, cash equivalents and investments of approximately $16,192,000, plus restricted cash of $550,000. During 2002, we used approximately $8,839,000 to fund our operating activities, principally related to a net loss of $10,358,000 for the year. We sold approximately $115,000 of laboratory equipment and paid $83,000 on our capital lease.

     Since inception we have financed our operations from debt and equity financings as well as fees received from licensing and research and development agreements. During 2000, we exercised our right of redemption related to 5,519,000 of our Class C, D and other warrants and options and received net proceeds of approximately $39,925,000.

     We have no material capital commitments for the year ending December 31, 2003.

     We believe that we have sufficient cash on hand at December 31, 2002 to finance our operations through at least January 1, 2004. We have enhanced our cash planning procedures to ensure continual review and revision of the allocation of financial resources to the programs that have the highest priority and represent the best long and short-term profit potential. However, there can be no assurance that we will generate sufficient revenues, if any, to fund our operations after such period or that any required financings will be available, through bank borrowings, debt or equity offerings, or otherwise, on acceptable terms or at all.

     As our common stock has not maintained a bid price of greater than $1.00 under Nasdaq's listing guidelines, our common stock was due to be delisted from the Nasdaq National Market on October 23, 2001. Prior to that date, however, we successfully applied to have the listing of our common stock transferred to the Nasdaq SmallCap Market. Transferring to the Nasdaq SmallCap Market provided us with a grace period until

January 21, 2003 to comply with Nasdaq's $1.00 minimum bid price requirement. On that date, Nasdaq granted us an additional 180-day grace period to comply, since we met the "core" initial listing standards for the Nasdaq SmallCap Market as of that date. If we fail to meet the continued listing standards by the time this additional grace period terminates on July 21, 2003, our common stock would be delisted from the Nasdaq SmallCap Market. This would likely have an adverse impact on the trading price and liquidity of our common stock. If our common stock were to be delisted, trading, if any, in the common stock may continue to be conducted on the OTC Bulletin Board upon application by the requisite market makers. It is possible, however, that Nasdaq will revise the applicable rules to provide an extended grace period.

RECENT ACCOUNTING PRONOUNCEMENTS

     In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 143, "Accounting for Obligations Associated with the Retirement of Long-Lived Assets." The objective of FAS 143 is to provide accounting guidance for legal obligations associated with the retirement of tangible long-lived assets. The retirement obligations included within the scope of FAS 143 are those that an entity cannot avoid as a result of the acquisition, construction or normal operation of a long-lived asset. Components of larger systems also fall under FAS 143, as well as tangible long-lived assets with indeterminable lives. FAS 143 is required to be adopted on January 1, 2003.

     In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145, "Rescission of FAS Nos. 4, 44, and 64, amendment of FASB 13, and Technical Corrections as of April 2002." As a result, the accounting for gains and losses from extinguishment of debt and sale-leaseback transactions will be affected by FAS 145. The provisions of FAS 145 related to the rescission of Statements 4, 44 and 64 shall be applied in fiscal years beginning after May 15, 2002. The provisions of FAS 145 related to Statement 13 shall be effective for transactions occurring after May 15, 2002.

     In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." FAS 146 nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." FAS 146 requires a liability for a cost associated with an exit or disposal activity to be recognized when the liability is incurred rather than on the date of an entity's commitment to an exit plan and establishes that fair value is the objective for initial measurement of the liability. The provisions of FAS 146 shall be effective for exit or disposal activities initiated after December 31, 2002 with earlier application encouraged. The provisions of Issue 94-3 shall continue to apply for an exit activity initiated under an exit plan that met the criteria of Issue 94-3 prior to FAS 146's initial application.

     We believe that the adoption of these accounting standards will not have a material impact on our financial statements.

     Effective January 1, 2002, we adopted the provisions of Financial Accounting Standards No. 141 "Business Combinations", No. 142 "Goodwill and Other Intangible Assets" and No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". The impact of adopting these standards on our financial position and results of operations was immaterial.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Our exposure to financial market risk, including changes in interest rates, relates primarily to our marketable security investments. We generally place our marketable security investments in high credit quality instruments, primarily U.S. government obligations and corporate obligations with contractual maturities of less than one year. We do not believe that a 100 basis point increase or decrease in interest rates would significantly impact our business. We do not have any derivative instruments. We operate only in the United States and all our transactions have been made in U.S. dollars. We do not have any material exposure to changes in foreign currency exchange rates. Our investment outstanding at December 31, 2002, in the amount of $10,004,000 matured in February 2003.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The response to this item is submitted in item 15 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The response to this item is incorporated by reference from the discussion responsive thereto under the captions "Management" and "Compliance with Section 16(a) of the Securities Exchange Act of 1934" in our Proxy Statement for the 2003 Annual Meeting of Stockholders.

ITEM 11. EXECUTIVE COMPENSATION

     The response to this item is incorporated by reference from the discussion responsive thereto under the caption "Executive Compensation" in our Proxy Statement for the 2003 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The response to this item is incorporated by reference from the discussion responsive thereto under the caption "Share Ownership" in our Proxy Statement for the 2003 Annual Meeting of Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The response to this item is incorporated by reference from the discussion responsive thereto under the caption "Certain Relationships and Related Transactions" and "Executive Compensation -- Employment Agreements, Termination of Employment and Change of Control Arrangements" in our Proxy Statement for the 2003 Annual Meeting of Stockholders.

                                    PART IV

ITEM 14. CONTROLS AND PROCEDURES

     Our management, including President and Chief Executive Officer Ronald L. Goode, Chief Business Officer and Chief Financial Officer David E. Riggs and Vice President and Controller Joan H. Gillett, have evaluated our disclosure controls and procedures within the 90 days proceeding the date of this filing. Under rules promulgated by the SEC, disclosure controls and procedures are defined as those "controls or other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms." Based on the evaluation of our disclosure controls and procedures, management determined that such controls and procedures were effective as of March 17, 2003, the date of the conclusion of the evaluation.

     Further, there were no significant changes in the internal controls or in other factors that could significantly affect these controls after March 17, 2003, the date of the conclusion of the evaluation of disclosure controls and procedures.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)(1) Report of Ernst & Young LLP, Independent Auditors

          Report of Eisner LLP, Independent Auditors

          Balance Sheets as of December 31, 2002 and 2001

          Statements of Operations for the years ended December 31, 2002, 2001 and 2000

          Statements of Changes in Stockholders' Equity for years ended December 31, 2002, 2001 and 2000

          Statements of Cash Flows for the years ended December 31, 2002, 2001 and 2000

          Notes to Financial Statements

     (2) Financial Statement Schedules

          All schedules have been omitted because the required information is included in the financial statements or notes thereto or because they are not required.

     (3) Exhibits

 3.1    --    Certificate of Incorporation, as amended(l)
 3.2    --    By-laws(l)
 4.1    --    Specimen certificates representing Class C Warrants, Class D
              Warrants and Common Stock(l)
 4.3    --    Form of Unit Purchase Option in connection with eXegenics
              Inc.'s Initial Public Offering(l)
 4.4    --    Warrant Certificate issued to the Washington State
              University Research Foundation(4)
10.1    --    Employment Agreement dated March 1, 1992 between eXegenics
              Inc. and Arthur P. Bollon, Ph.D., as amended(1)
10.2    --    1992 Stock Option Plan, as amended(l)
10.3    --    Form of Stock Option Agreement(l)
10.4    --    Lease Agreement dated October 1, 1991 between eXegenics Inc.
              and J.K. and Susie Wadley Research Institute and Blood Bank,
              as amended(l)
10.5    --    Security Agreement dated October 10, 1991 between eXegenics
              Inc. and Wadley(l)
10.6    --    License Agreement dated June 10, 1993 between eXegenics Inc.
              and Research & Development Institute, Inc. ("RDI"), as
              amended, relating to the Paclitaxel Fermentation Production
              System(l)
10.7    --    Research and Development Agreement effective June 10, 1993 between eXegenics Inc. and RDI, as amended(l)
10.8    --    License Agreement dated February 22, 1995 between eXegenics
              Inc. and RDI, as amended, relating to FTS-2(l)
10.9    --    Agreement effective June 30, 1992 between eXegenics Inc. and
              University of Texas at Dallas ("UTD"), as amended(l)
10.10   --    Extension Agreement with RDI dated June 5, 1995(l)
10.11   --    Third Amendment to Lease Agreement dated April 30, 1995(l)
10.12   --    September 25, 1995 RDI Extension(l)
10.13   --    October 25, 1995 RDI Extension(1)
10.14   --    Amendment to License Agreement dated June 10, 1993, as
              amended, and Research and Development Agreement effective
              June 10, 1993, as amended, both agreements between eXegenics
              Inc. and RDI(2)
10.15   --    License Agreement No. W960206 effective February 27, 1996
              between eXegenics Inc. and The Regents of the University of
              California(2)
10.16   --    License Agreement No. W960207 effective February 27, 1996
              between eXegenics Inc. and The Regents of the University of
              California(2)
10.17   --    License Agreement with the Washington State University,
              dated July 2, 1996(3)*

..1810   --    Amendment to Agreement, effective June 30, 1992, as amended, between eXegenics Inc. and the
              University of Texas at Dallas(3)
10.19   --    1996 Stock Option Plan and Amendment No. 1 thereto(7)
10.20   --    Patent License Agreement, dated August 4, 1998, between The Regents of the University of
              California and eXegenics Inc. for Peptide Anti-estrogen for Breast Cancer Therapy(5)*
10.21   --    Master License Agreement, dated as of June 12, 1998, between eXegenics Inc. and
              Bristol-Myers Squibb Company(6)*
10.22   --    Sublicense Agreement, dated May 27, 1998, between eXegenics Inc. and Bristol-Myers Squibb under The Research & Development Institute, Inc. License Agreement, as amended, dated June
              10, 1998(6)*
10.23   --    Sublicense Agreement, dated May 19, 1998, between eXegenics Inc. and Bristol-Myers Squibb
              Company under the Washington State University Research Foundation License Agreement, dated
              June 8, 1996(6)*
10.24   --    Amended and Restated License Agreement, dated June 3, 1998, between the Washington State
              University Research Foundation and eXegenics Inc.(6)*
10.25   --    Amendment, dated May 27, 1998, to the License Agreement, dated June 10, 1993, between The
              Research and Development Institute, Inc. and eXegenics Inc.(6)*
10.26   --    Amended and Restated 2000 Stock Option Plan(7)
10.27   --    Employment Agreement dated March 21, 2001, between eXegenics Inc. and Ronald Lane Goode,
              Ph.D.(8)
10.28   --    Employment Agreement dated March 13, 2003, between eXegenics Inc. and David E. Riggs.
10.29   --    Termination Agreement dated November 25, 2002 between eXegenics Inc., Innovative Drug
              Delivery Systems, Inc., and IDDS Merger Corp(9)
21      --    List of Subsidiaries -- None
23.1    --    Consent of Ernst & Young LLP
23.2    --    Consent of Eisner LLP

---------------

 * Confidential portions omitted and filed separately with the U.S. Securities and Exchange Commission pursuant to Rule 24b-2 promulgated under the Securities Exchange Act of 1934, as amended.

(1) Previously filed as an exhibit to eXegenics Inc.'s Registration Statement on Form SB-2 (File No. 33-91802) and are incorporated by reference herein.

(2) Previously filed as an exhibit to eXegenics Inc.'s Annual Report on Form 10-KSB for the year ended December 31, 1995 and are incorporated by reference herein.

(3) Previously filed as an exhibit to eXegenics Inc.'s Post-Effective Amendment No. 1 to Form SB-2 (File No. 33-91802) and are incorporated by reference herein.

(4) Previously filed as an exhibit to eXegenics Inc.'s Registration Statement on Form SB-2 (File No. 333-13409) and is incorporated by reference herein.

(5) Previously filed as an exhibit to the Post-Effective Amendment to eXegenics Inc.'s Registration Statement on Form SB-2 on Form S-3 (File No. 333-13409) and is incorporated by reference herein.

(6) Previously filed as an exhibit to eXegenics Inc.'s Current Report on Form 8-K (File No. 000-26078) and is incorporated by reference herein.

(7) Previously filed as an appendix to eXegenics Inc.'s Schedule 14-A (File No. 000-26078) and is incorporated by reference herein.

(8) Previously filed as an exhibit to eXegenics Inc.'s Annual Report on Form 10-K (File No. 000-26078) for the year ended December 31, 2000 and is incorporated by reference herein.

(9) Previously we filed as an exhibit to eXegenics Inc.'s Current Report on Form 8-K (File No. 000-26078) and is incorporated by reference herein.

     (b) The following reports were filed on Form 8-K during the quarter ended December 31, 2002:

          (1) On December 3, 2002, we filed a current report on Form 8-K regarding the execution of a termination agreement terminating the merger agreement between us and Innovative Drug Delivery Systems, Inc.

          (2) On November 14, 2002, we filed a current report on Form 8-K containing the certification required by section 906 of the Sarbanes-Oxley Act of 2002 with respect to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.

          (3) On October 24, 2002, we filed a current report on Form 8-K regarding our issuance of a press release announcing that we received approval from The Nasdaq Stock Market to transfer the listing of our common stock from the Nasdaq National Market to the Nasdaq SmallCap Market effective at the opening of trading on October 25, 2002.

     (c) Refer to (a) 3 above.

     (d) Refer to (a) 2 above.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          EXEGENICS INC.

                                          By:      /s/ RONALD L. GOODE
                                            ------------------------------------
                                            Name: Ronald L. Goode
                                            Title:  Chairman, President and
                                                Chief Executive Officer

Date: March 18, 2003

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

                    SIGNATURES                                     TITLE                       DATE
                    ----------                                     -----                       ----

 By:               /s/ RONALD L. GOODE                 Director, President and Chief      March 10, 2003
        ------------------------------------------           Executive Officer
                     Ronald L. Goode                   (Principal Executive Officer)


 By:                /s/ DAVID E. RIGGS                    Vice President, Finance         March 10, 2003
        ------------------------------------------       (Chief Financial Officer)
                      David E. Riggs


 By:               /s/ JOSEPH M. DAVIE                            Director                March 10, 2003
        ------------------------------------------
                     Joseph M. Davie


 By:               /s/ ROBERT J. EASTON                           Director                March 10, 2003
        ------------------------------------------
                     Robert J. Easton


 By:               /s/ GARY E. FRASHIER                           Director                March 10, 2003
        ------------------------------------------
                     Gary E. Frashier


 By:                 /s/ IRA J. GELB                              Director                March 10, 2003
        ------------------------------------------
                       Ira J. Gelb


 By:               /s/ IRWIN C. GERSON                            Director                March 10, 2003
        ------------------------------------------
                     Irwin C. Gerson


 By:             /s/ WALTER M. LOVENBERG                          Director                March 10, 2003
        ------------------------------------------
                   Walter M. Lovenberg

                                 eXegenics INC.

                           CERTIFICATION PURSUANT TO
               RULE 13A-14 OF THE SECURITIES EXCHANGE ACT OF 1934
                             AS ADOPTED PURSUANT TO
                 SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Ronald L. Goode, certify that:

     1. I have reviewed this annual report on Form 10-K of eXegenics Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                                  /s/ RONALD L. GOODE
                                          --------------------------------------
                                                     Ronald L. Goode
                                              Chairman, President and Chief
                                                    Executive Officer

Date: March 18, 2003
                                 eXegenics INC.

                           CERTIFICATION PURSUANT TO
               RULE 13A-14 OF THE SECURITIES EXCHANGE ACT OF 1934
                             AS ADOPTED PURSUANT TO
                 SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, David E. Riggs, certify that:

     1. I have reviewed this annual report on Form 10-K of eXegenics Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                                  /s/ DAVID E. RIGGS
                                          --------------------------------------
                                                      David E. Riggs
                                                      Vice President
                                                 Chief Financial Officer

Date: March 18, 2003

                                 EXEGENICS INC.

                                    CONTENTS

FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Report of Ernst & Young LLP, Independent Auditors...........  F-2
Report of Eisner LLP, Independent Auditors..................  F-3
Balance sheets as of December 31, 2002 and 2001.............  F-4
Statements of operations for the years ended December 31,
  2002, 2001 and 2000.......................................  F-5
Statements of changes in stockholders' equity for the years
  ended December 31, 2002, 2001 and 2000....................  F-6
Statements of cash flows for the years ended December 31,
  2002, 2001 and 2000.......................................  F-7
Notes to financial statements...............................  F-8

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

Board of Directors and Stockholders
eXegenics Inc.

     We have audited the accompanying balance sheets of eXegenics INC. (the Company) as of December 31, 2002 and 2001, and the related statements of operations, changes in stockholders' equity and cash flows for each of the two years in the period ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of eXegenics Inc. as of December 31, 2002 and 2001, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States.

                                          Ernst & Young LLP

Dallas, Texas
February 28, 2003

                          INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders
EXEGENICS INC.
Dallas, Texas

     We have audited the accompanying statements of operations, changes in stockholders' equity and cash flows, of eXegenics Inc. (formerly known as Cytoclonal Pharmaceutics Inc.), for the year ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements of eXegenics Inc. enumerated above present fairly, in all material respects, the results of its operations and its cash flows for the year ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

                                                    /s/ EISNER LLP
                                          --------------------------------------
                                          Eisner LLP (formerly Richard A. Eisner
                                                     & Company, LLP)

New York, New York
March 2, 2001
                                 eXegenics Inc.

                                 BALANCE SHEETS

                                                                     DECEMBER 31,
                                                              ---------------------------
                                                                  2002           2001
                                                              ------------   ------------
                                         ASSETS
Current assets:
  Cash and cash equivalents.................................  $  6,188,000   $ 14,995,000
  Restricted cash...........................................       550,000        550,000
  Investments...............................................    10,004,000     10,050,000
  Prepaid expenses and other current assets.................       515,000        656,000
                                                              ------------   ------------
     Total current assets...................................    17,257,000     26,251,000
Equipment, net..............................................       221,000      1,009,000
Patent rights, less accumulated amortization of $151,000 and
  $111,000..................................................        37,000         74,000
Notes receivable -- officer/stockholder.....................            --        278,000
Other assets................................................            --         13,000
                                                              ------------   ------------
                                                              $ 17,515,000   $ 27,625,000
                                                              ============   ============

                          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued expenses.....................  $  1,239,000   $  1,163,000
  Deferred revenue..........................................            --         56,000
  Current portion of capital lease obligations..............        94,000         83,000
                                                              ------------   ------------
     Total current liabilities..............................     1,333,000      1,302,000
Capital lease obligations, less current portion.............       108,000        202,000
                                                              ------------   ------------
                                                                 1,441,000      1,504,000
                                                              ------------   ------------
Commitments and contingencies
Stockholders' equity:
  Preferred stock -- $.01 par value, 10,000,000 shares
     authorized; 828,023 and 755,950 shares of Series A
     convertible preferred issued and outstanding
     (liquidation value $2,070,000 and $1,890,000)..........         8,000          8,000
  Common stock -- $.01 par value, 30,000,000 shares
     authorized; 16,184,486 and 16,180,935 shares issued....       162,000        162,000
  Additional paid-in capital................................    67,272,000     67,025,000
  Subscriptions receivable..................................      (301,000)      (360,000)
  Unearned compensation.....................................            --         (5,000)
  Accumulated deficit.......................................   (48,497,000)   (38,139,000)
  Treasury stock, 511,200 shares of common stock, at cost...    (2,570,000)    (2,570,000)
                                                              ------------   ------------
                                                                16,074,000     26,121,000
                                                              ------------   ------------
                                                              $ 17,515,000   $ 27,625,000
                                                              ============   ============

                       See notes to financial statements
                                 eXegenics Inc.

                            STATEMENTS OF OPERATIONS

                                                               YEAR ENDED DECEMBER 31,
                                                       ----------------------------------------
                                                           2002          2001          2000
                                                       ------------   -----------   -----------
Revenue:
License and research fees............................  $    562,000   $ 1,333,000   $   865,000
                                                       ------------   -----------   -----------
Operating expenses:
  Research and development...........................     3,948,000     4,843,000     3,681,000
  General and administrative.........................     4,770,000     6,448,000     5,788,000
  Expenses related to strategic redirection..........       864,000       560,000            --
  Merger expenses....................................     2,010,000            --            --
                                                       ------------   -----------   -----------
                                                         11,592,000    11,851,000     9,469,000
                                                       ------------   -----------   -----------
Other (income) expenses:
Gain on dispositions.................................        (4,000)     (274,000)           --
Interest income......................................      (686,000)   (1,383,000)   (1,543,000)
Interest expense.....................................        18,000         6,000         9,000
                                                       ------------   -----------   -----------
                                                           (672,000)   (1,651,000)   (1,534,000)
                                                       ------------   -----------   -----------
Loss before provision (benefit) for taxes............   (10,358,000)   (8,867,000)   (7,070,000)
Provision (benefit) for taxes........................            --       (82,000)       95,000
                                                       ------------   -----------   -----------
NET LOSS.............................................   (10,358,000)   (8,785,000)   (7,165,000)
Preferred stock dividend.............................      (169,000)     (180,000)     (180,000)
                                                       ------------   -----------   -----------
NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS.........  $(10,527,000)  $(8,965,000)  $(7,345,000)
                                                       ============   ===========   ===========
BASIC AND DILUTED LOSS PER COMMON SHARE:.............  $      (0.67)  $     (0.57)  $     (0.51)
                                                       ============   ===========   ===========
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING --BASIC
  AND DILUTED........................................    15,672,000    15,749,000    14,452,000
                                                       ============   ===========   ===========

                       See notes to financial statements
                                 eXegenics INC.

                 STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                      CONVERTIBLE
                                    PREFERRED STOCK}       COMMON STOCK        ADDITIONAL
                                    ----------------   ---------------------     PAID IN     SUBSCRIPTIONS     UNEARNED
                                    SHARES    AMOUNT     SHARES      AMOUNT      CAPITAL      RECEIVABLE     COMPENSATION
                                    -------   ------   ----------   --------   -----------   -------------   ------------
BALANCE -- JANUARY 1, 2000........  728,903   $7,000   10,377,453   $104,000   $24,670,000     $      --       $     --
Preferred dividend (stock)........   72,856   1,000            --         --        (1,000)           --             --
Preferred stock converted to
 common stock.....................  (83,406)  (1,000)      83,406      1,000            --            --             --
Exercise of warrants, net of
 related expenses of $1,999,000...       --      --     5,519,111     55,000    39,313,000       (51,000)            --
Exercise of options and units.....       --      --       166,760      2,000       605,000            --             --
Value assigned to warrants and
 options issued for professional
 services.........................       --      --            --         --     2,360,000            --             --
Compensation related to grant of
 options to employees.............       --      --            --         --       130,000            --        (70,000)
Purchase of Treasury stock........       --      --            --         --            --            --             --
Sale of Treasury stock............       --      --            --         --         6,000            --             --
Net loss for the year.............       --      --            --         --            --            --             --
                                    -------   ------   ----------   --------   -----------     ---------       --------
BALANCE -- DECEMBER 31, 2000......  718,353   7,000    16,146,730    162,000    67,083,000       (51,000)       (70,000)
Preferred stock converted to
 common stock.....................  (34,205)     --        34,205         --            --            --             --
Preferred dividend (stock)........   71,802   1,000            --         --        (1,000)           --             --
Proceeds from sale of Treasury
 stock............................       --      --            --         --      (442,000)     (300,000)            --
Interest accrual on Subscription
 Receivable.......................       --      --            --         --            --        (9,000)            --
Purchase of Treasury stock........       --      --            --         --            --            --             --
Compensation related to grant of
 options to employees.............       --      --            --         --       385,000            --         65,000
Net loss for the year.............       --      --            --         --            --            --             --
                                    -------   ------   ----------   --------   -----------     ---------       --------
BALANCE -- DECEMBER 31, 2001......  755,950   8,000    16,180,935    162,000    67,025,000      (360,000)        (5,000)
Preferred stock converted to
 common stock.....................   (3,551)     --         3,551         --            --            --             --
Preferred dividend (stock)........   75,624      --            --         --            --            --             --
Net interest on Subscription
 Receivable.......................       --      --            --         --            --         8,000             --
Charge-off of Subscription
 Receivable.......................       --      --            --         --            --        51,000             --
Value assigned to warrants and
 options issued for professional
 services.........................       --      --            --         --       247,000            --             --
Compensation related to grant of
 options to employees.............       --      --            --         --            --            --          5,000
Net loss for the year.............       --      --            --         --            --            --             --
                                    -------   ------   ----------   --------   -----------     ---------       --------
BALANCE -- DECEMBER 31, 2002......  828,023   $8,000   16,184,486   $162,000   $67,272,000     $(301,000)      $     --
                                    =======   ======   ==========   ========   ===========     =========       ========


                                                        TREASURY STOCK
                                    ACCUMULATED    ------------------------
                                      DEFICIT        SHARES       AMOUNT         TOTAL
                                    ------------   ----------   -----------   ------------
BALANCE -- JANUARY 1, 2000........  $(22,189,000)          --   $        --   $  2,592,000
Preferred dividend (stock)........           --            --            --             --
Preferred stock converted to
 common stock.....................           --            --            --             --
Exercise of warrants, net of
 related expenses of $1,999,000...           --            --            --     39,317,000
Exercise of options and units.....           --            --            --        607,000
Value assigned to warrants and
 options issued for professional
 services.........................           --            --            --      2,360,000
Compensation related to grant of
 options to employees.............           --            --            --         60,000
Purchase of Treasury stock........           --       263,600    (2,023,000)    (2,023,000)
Sale of Treasury stock............           --        (3,000)       21,000         27,000
Net loss for the year.............   (7,165,000)           --            --     (7,165,000)
                                    ------------   ----------   -----------   ------------
BALANCE -- DECEMBER 31, 2000......  (29,354,000)      260,600    (2,002,000)    35,775,000
Preferred stock converted to
 common stock.....................           --            --            --             --
Preferred dividend (stock)........           --            --            --             --
Proceeds from sale of Treasury
 stock............................     (100,000)           --       767,000         25,000
Interest accrual on Subscription
 Receivable.......................           --            --            --         (9,000)
Purchase of Treasury stock........           --       350,600    (1,335,000)    (1,335,000)
Compensation related to grant of
 options to employees.............           --            --            --        450,000
Net loss for the year.............   (8,785,000)           --            --     (8,785,000)
                                    ------------   ----------   -----------   ------------
BALANCE -- DECEMBER 31, 2001......  (38,139,000)      511,200    (2,570,000)    26,121,000
Preferred stock converted to
 common stock.....................           --            --            --             --
Preferred dividend (stock)........           --            --            --             --
Net interest on Subscription
 Receivable.......................           --            --            --          8,000
Charge-off of Subscription
 Receivable.......................           --            --            --         51,000
Value assigned to warrants and
 options issued for professional
 services.........................           --            --            --        247,000
Compensation related to grant of
 options to employees.............           --            --            --          5,000
Net loss for the year.............  (10,358,000)           --            --    (10,358,000)
                                    ------------   ----------   -----------   ------------
BALANCE -- DECEMBER 31, 2002......  $(48,497,000)     511,200   $(2,570,000)  $ 16,074,000
                                    ============   ==========   ===========   ============

                       See Notes to Financial Statements
                                 eXegenics Inc.

                            STATEMENTS OF CASH FLOWS

                                                               YEAR ENDED DECEMBER 31,
                                                      -----------------------------------------
                                                          2002           2001          2000
                                                      ------------   ------------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss..........................................  $(10,358,000)  $ (8,785,000)  $(7,165,000)
                                                      ------------   ------------   -----------
  Adjustments to reconcile net loss to net cash used
     in operating activities:
     Depreciation and amortization..................       472,000        286,000       290,000
     Non-cash expenses relating to strategic
       redirection..................................       726,000             --            --
     Value assigned to warrants, options and
       compensatory stock...........................       251,000        450,000     2,420,000
     Gain on disposition of patent rights...........            --       (274,000)           --
     Interest accrual on subscriptions receivable...         8,000         (9,000)           --
     Loss on extinguishment of subscriptions
       receivable...................................        51,000             --            --
     Payment of royalty liability...................            --         (5,000)     (135,000)
  Changes in:
     Prepaid expenses and other current assets......       154,000       (159,000)     (371,000)
     Notes receivable -- officer/shareholder........       278,000                     (204,000)
     Accounts payable and accrued expenses..........      (337,000)       530,000       (49,000)
     Tax payable....................................       (28,000)       (95,000)       95,000
     Deferred revenue...............................       (56,000)        56,000      (207,000)
                                                      ------------   ------------   -----------
       Net cash used in operating activities........    (8,839,000)    (8,005,000)   (5,326,000)
                                                      ------------   ------------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Sales (purchase) of equipment.....................       115,000       (498,000)     (407,000)
  Purchases of investment securities................            --    (10,050,000)           --
                                                      ------------   ------------   -----------
       Net cash provided by (used in) investing
          activities................................       115,000    (10,548,000)     (407,000)
                                                      ------------   ------------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from sale of common stock through
     exercise of options and warrants...............            --             --    39,924,000
  Increase in restricted cash.......................            --       (550,000)           --
  Purchase of treasury stock........................            --     (1,335,000)   (2,023,000)
  Payment of capital lease..........................       (83,000)            --            --
  Proceeds from sale of treasury stock..............            --         25,000        27,000
                                                      ------------   ------------   -----------
       Net cash provided by (used in) financing
          activities................................       (83,000)    (1,860,000)   37,928,000
                                                      ------------   ------------   -----------
NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS.......................................    (8,807,000)   (20,413,000)   32,195,000
Cash and cash equivalents at beginning of year......    14,995,000     35,408,000     3,213,000
                                                      ------------   ------------   -----------
CASH AND CASH EQUIVALENTS AT END OF YEAR............  $  6,188,000   $ 14,995,000   $35,408,000
                                                      ============   ============   ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid for interest............................  $     18,000   $      6,000   $     8,000
  Noncash investing activities:
     Taxes paid.....................................        14,000         95,000            --
     Property acquired through capital lease
       arrangements.................................            --        285,000            --

                                 eXegenics Inc.

                         NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001

NOTE A -- THE COMPANY

     eXegenics Inc., formerly known as Cytoclonal Pharmaceutics Inc. (the "Company"), has previously been involved in the research, creation, and development of drugs for the treatment and/or prevention of cancer and infectious diseases. During the past two years the Company has ceased all internal research programs with the exception of Quantum Core Technology, or QCT. Most of the scientific staff positions and several administrative positions have been eliminated and most of the Company's research, license and royalty agreements have been terminated. The Company's activities are focused on acquiring drugs in later stage clinical development, either by a purchase of technology or a merger or acquisition.

NOTE B -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  CASH EQUIVALENTS, RESTRICTED CASH, INVESTMENTS AND CONCENTRATION OF CREDIT
  RISK

     The Company considers all non-restrictive, highly liquid short-term investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents, which amount to $6,188,000 and $14,995,000 at December 31, 2002 and 2001, respectively, consist principally of interest bearing cash deposits placed with a single financial institution. Restricted cash, which amounts to $550,000 and $550,000 at December 31, 2002 and 2001, respectively, consists of certificates of deposits that are used as collateral for equipment leases.

     Investments consist of a $10,000,000 government agency debt security purchased in May 2001 at a premium of $80,000. This debt security matures in February 2003 and is classified as held-to-maturity. At December 31, 2002 and 2001, its net carrying amount was $10,004,000 and $10,050,000, respectively, its fair market value was $10,044,000 and $10,288,000, respectively, and its unrecognized holding gains were $44,000 and $288,000, respectively.

  EQUIPMENT

     Equipment is stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets, which range from 3 to 5 years. Leasehold improvements are amortized over the lesser of the economic useful life of the improvement or term of the lease. Repairs and maintenance that do not increase the economic useful life of the asset are charged to expense as incurred.

  PATENT RIGHTS AND COSTS

     Certain patents acquired in October 1991 were stated at cost and amortized to research and development expense using the straight-line method over the 17-year life of the patents. During August 2001, the Company decided to terminate the subject agreement and, after the required three months notice, wrote off the related patents and the accumulated amortization. (see Note C).

     Patents and technology acquired during 1999, relating to QCT are being amortized over an estimated useful life of 5 years.

     The Company reviews its capital assets including the patents referenced above for impairment whenever events or changes in circumstances indicate that the carrying amount of the patents may not be recoverable. In performing the review, the Company estimates undiscounted cash flows from products under development that are covered by these patents. Impairment based on the estimated fair value of the patents would be recognized if those estimated cash flows were less than the unamortized costs. Related patents are grouped in estimating future cash flows to determine whether patents are impaired and in measuring the amount of the impairment. There were no impairment indicators relating to the above referenced patent rights and costs at December 31, 2002.

                                 eXegenics Inc.

  REVENUE RECOGNITION

     Revenue from research support agreements is recognized ratably over the length of the agreements. Revenue resulting from contracts or agreements with milestones is recognized when the milestone is achieved. Amounts received in advance of services to be performed or the achievement of milestones are recorded as deferred revenue. Payments to third parties in connection with nonrefundable license fees are being recognized over the period of performance of related research and development activities.

  RESEARCH AND DEVELOPMENT

     Research and development costs are charged to expense as incurred.

  LOSS PER COMMON SHARE

     Basic and diluted loss per common share is based on the net loss increased by dividends on preferred stock divided by the weighted average number of common shares outstanding during the year. No effect has been given to outstanding options, warrants or convertible preferred stock in the diluted computation, as their effects would be antidilutive. The number of potentially dilutive securities excluded from the computation of diluted loss per share was approximately 5,495,000, 5,125,000 and 4,697,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

  STOCK-BASED COMPENSATION

     The Company has elected to continue to account for its stock-based compensation plans using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25") and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants as if the fair-value based method defined in Statement of Financial Accounting Standards, No. 123, ("FAS 123") "Accounting for Stock Based Compensation" had been applied.

     Under the provisions of APB No. 25, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's common stock at the date of the grant over the amount an employee must pay to acquire the stock.

  FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying value of cash equivalents, accounts payable and accrued expenses approximates their fair value due to the short period to maturity of these instruments. It is not practicable to estimate the fair value of royalties payable due to payment terms varying based on sales of products by the Company and the lack of such sales during the years ended December 31, 2002, 2001 and 2000.

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

                                 eXegenics Inc.

NOTE C -- ROYALTIES PAYABLE

     On October 10, 1991, the Company entered into an agreement to acquire certain patent rights, technology and know-how (the "Technology") from Wadley Technologies, Inc. ("Wadtech") for the fixed sum of $1,250,000 and ongoing royalties.

     The agreement provided for the payment of royalties of up to 6.25% of gross selling price of products incorporating the Technology and up to 50% of all compensation received by the Company for sales by sublicensees of any products covered by the Technology, which will be applied to reducing the fixed sum of $1,250,000, until the fixed sum is paid. Thereafter, the agreement provided for the payment of royalties of up to 3.75% of gross selling price of products incorporating the Technology and up to 50% of all compensation received by the Company for sales by sublicensees of any products covered by the Technology. The agreement also provided for minimum annual royalty payments of $31,250, $62,500 and $125,000 payable quarterly during each twelve-month period beginning October 1, 1996, 1997 and 1998, respectively. Thereafter, during each twelve-month period beginning October 1, 1999, the agreement provided for minimum annual royalty payments of $125,000 payable yearly. Through October 31, 2001, the Company made payments of approximately $480,000.

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

NOTE D -- LICENSE AND RESEARCH AGREEMENTS

     In June 1998, the Company entered into an agreement with Bristol Myers Squibb ("BMS") whereby the Company agreed to sublicense to BMS two technologies, related to production of paclitaxel, the active ingredient in BMS's largest selling cancer product, Taxol(R). The agreement, which is for a term of ten years, subject to earlier termination at the option of BMS, provides for fees, milestone payments and minimum and sales-based royalties to be paid to the Company. Subsequently, the Company and BMS entered into a separate 2-year term research and development support agreement that provided for BMS to pay the Company $2,000,000 in support of the Company's research efforts related to development of a production system for paclitaxel. Subsequently, the term of the research and development agreement was extended for an additional two years for an additional payment of $2,000,000. The final payment due under this agreement was made in February 2002. As of June 12, 2002 all activities related to this research and development agreement ceased. The Master License Agreement remains in place. The Company has initiated discussions with BMS with the objective of negotiating an agreement to reacquire exclusive rights to the Washington State University ("WSU") paclitaxel gene technology for eXegenics.

     For the year ended December 31, 2002, revenue of $0 and $556,000 for the license fee and research support, respectively, were recognized under the BMS agreements. For the year ended December 31, 2001, revenue of $0 and $1,333,000 for the license fee and research support, respectively, were recognized under the agreements. For the year ended December 31, 2000, revenue of $187,000 and $678,000 for the license fee and research support, respectively, were recognized under the agreements.

NOTE E -- STRATEGIC REDIRECTION

     Beginning in June 2001, the Company initiated efforts to strategically redirect the operations of the Company and terminated most of its research programs. In addition, scientific personnel associated with these programs and related administrative functions and support staff positions were also terminated. During the
                                 eXegenics Inc.

second quarter of 2002, the completion of funding related to the "Sponsored Research Agreement" with BMS necessitated the Company's decision to concentrate on its strategic drug discovery programs, and the Company terminated both scientific and administrative employees. In the last quarter of 2002, the Company wrote down equipment no longer utilized to its estimated salvage value, resulting in a charge of $240,000. Also, an expense of $326,000 was recognized for commitments under operating leases that will not provide any future benefit to the Company. Additional employees were terminated in December 2002 resulting in a charge of $298,000. Expenses related to the reorganization for 2002 and 2001 totaled $864,000 and $560,000, respectively. Accrued reorganizational expenses are $651,000 at December 31, 2002. Additional employee terminations occurred in January 2003 resulting in an additional charge of $118,000.

NOTE F -- MERGER

     In September 2002, the Company entered into an Agreement and Plan of Merger and Reorganization (the "Merger Agreement") with Innovative Drug Delivery Systems ("IDDS"), and filed a related Registration Statement on Form S-4 with the Securities and Exchange Commission on October 31, 2002. In November 2002, the Merger Agreement was terminated, and on November 27, 2002, the Company requested withdrawal of the registration statement.

     Pursuant to this termination, the Company made a payment of $500,000 to IDDS in exchange for a convertible subordinated note of IDDS in the amount of $500,000 with a maturity date of November 24, 2004 and an interest rate equal to the prime rate of Citibank N.A. plus 1%. The note contains a provision stating that, in the event of a private placement of IDDS securities of at least $1,500,000, IDDS can require conversion of the principal balance of the note, together with accrued interest thereon, into the securities offered in the private placement. An additional provision in the note allows IDDS to require conversion of the principal balance of the note, together with accrued interest thereon, into IDDS common stock in the event of a consolidation, merger, combination, reorganization or other transaction in which IDDS is not the surviving entity, or in which the stockholders of IDDS do not end up owning a majority of the voting securities, or a sale of substantially all of IDDS's assets to another entity or a collaboration or partnership with another company pursuant to which IDDS receives an upfront payment of at least $5,000,000.

     Due to the uncertainties related to this transaction and the difficulty of establishing a value for the underlying collateral of the stock of IDDS and the financial condition of IDDS, the Company established a $500,000 reserve against the note, thereby reflecting no current value. This allowance will be adjusted on a periodic basis if future events justify a change in valuation.

     The Company recognized an aggregate of $2,010,000 in expenses related to the merger which included $496,000 in legal fees, $304,000 in fees to the financial advisor, $210,000 in other fees for audit, printing and investor relations services and a $500,000 termination fee paid to IDDS. The $500,000 expense related to establishing the reserve account for the convertible note the Company received from IDDS is included in the total.

                                 eXegenics Inc.

NOTE G -- EQUIPMENT

     Equipment is summarized as follows:

                                                                   DECEMBER 31,
                                                              -----------------------
                                                                 2002         2001
                                                              ----------   ----------
Office equipment............................................  $   18,000   $  151,000
Furniture and fixtures......................................      92,000       99,000
Computers and laboratory equipment..........................     844,000    1,298,000
Laboratory software.........................................       3,000      209,000
Leasehold improvements......................................      82,000       76,000
                                                              ----------   ----------
  Total.....................................................   1,040,000    1,833,000
Less accumulated depreciation...............................     818,000      824,000
                                                              ----------   ----------
Net.........................................................  $  221,000   $1,009,000
                                                              ==========   ==========

     The gross book value of assets under capital leases was $166,000 and $285,000 in 2002 and 2001, respectively.

NOTE H -- ACCOUNTS PAYABLE AND ACCRUED EXPENSES

     Accounts payable and accrued expenses consist of the following:

                                                                   DECEMBER 31,
                                                              -----------------------
                                                                 2002         2001
                                                              ----------   ----------
Professional fees...........................................  $  177,000   $  275,000
Accrued reorganization expense..............................     651,000      210,000
Payroll and related expenses................................     177,000      182,000
Licensors and contractors...................................     182,000      377,000
Occupancy costs.............................................          --       44,000
Real estate taxes...........................................      29,000       28,000
Other.......................................................      23,000       47,000
                                                              ----------   ----------
                                                              $1,239,000   $1,163,000
                                                              ==========   ==========

NOTE I -- CAPITAL LEASE OBLIGATIONS

     Included in equipment at December 31, 2002, is lab equipment totaling $166,000 under capital lease obligations. The related annual interest rates range from 6.0% to 6.2% throughout the lease terms, which expire in 2005. The leased equipment collateralizes these leases and is amortized over the useful life. The commencement date of these leases was December 28, 2001. The Company has a lease line of credit of $1,000,000, of which approximately $500,000 remains unused. The Company has established additional collateral in the form of a pledged account in the amount of $500,000, classified on the financial statement as restricted cash.

                                 eXegenics Inc.

     The following represents future minimum rental payments due under the noncancellable capital leases:

2003........................................................   $103,000
2004........................................................    103,000
2005........................................................      9,000
                                                               --------
                                                                215,000
Less amounts representing interest..........................     13,000
                                                               --------
Present value of minimum lease payments.....................    202,000
Less current portion of capital lease obligations...........     94,000
                                                               --------
Capital lease obligations, less current portion.............   $108,000
                                                               ========

NOTE J -- STOCKHOLDERS' EQUITY

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

     During January 2000, the Company elected to pay the required yearly dividend by issuing additional shares of Series A convertible preferred. The Company issued 72,856 shares to satisfy the 10% dividend. In addition, during 2000, 83,406 shares of Series A convertible preferred were converted into 83,406 shares of common stock.

     During January 2001, the Company elected to pay the required yearly dividend by issuing additional shares of Series A convertible preferred. The Company issued 71,802 shares to satisfy the 10% dividend. In addition, during 2001, 34,205 shares of Series A convertible preferred were converted into 34,205 shares of common stock.

     During January 2002, the Company elected to pay the required yearly dividend by issuing additional shares of Series A convertible preferred. The Company issued 75,624 shares to satisfy the 10% dividend. In addition, during 2002, 3,551 shares of Series A convertible preferred were converted into 3,551 shares of common stock.

  COMMON STOCK

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

                                 eXegenics Inc.

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

     In February 2001, the Company extended its stock buy-back program under which the Board of Directors authorized the purchase of up to an additional $1,000,000 of its common stock. During the year ended December 31, 2001, the Company had purchased 250,600 shares of common stock at a cost of approximately $935,000.

     In May 2001, the Company sold 100,000 shares of its Treasury Stock to its CEO for $325,000 or $3.25 per share, the then current market value. The Company received $25,000 cash and a note receivable of $300,000, bearing interest at a rate of 5% per annum. The weighted average method was used to determine the cost basis of $7.67 per share of the Treasury Stock.

     In October 2001, the Company purchased 100,000 shares of its common stock and warrants to purchase 40,605 shares of its common stock for $1,165,000 pursuant to a settlement agreement. Of this amount, $765,000 was recognized as expense in the third quarter of 2001 and $400,000 as the purchase of treasury stock.

  SUBSCRIPTIONS RECEIVABLE

     In September 2002, the Company recognized as expense $50,625 previously reported as Subscriptions receivable. The charges, related to unpaid warrant conversion fees, were deemed uncollectible after recovery efforts were unsuccessful.

  WARRANTS AND UNIT PURCHASE OPTIONS

     At December 31, 2002, outstanding warrants to acquire shares of the Company's common stock are as follows:

                                                     NUMBER OF
WARRANT                                               SHARES
TYPE     EXERCISE PRICE       EXPIRATION DATES       RESERVED
-------  ---------------      ----------------       ---------
Class E  $9.82 to $11.35  April 2003                   326,554
Other    $0.55 to $15.00  February 2003-August 2007  1,053,800
                                                     ---------
                                                     1,380,354
                                                     =========

     In connection with its initial public offering, the Company sold to the underwriter, at a nominal amount, a unit purchase option to purchase up to an aggregate of 200,000 additional units at $8.25 per unit. The units purchasable upon exercise of the unit purchase option are comprised of one share of common stock, one Class C warrant and one Class D warrant. Each Class C warrant entitles the holder to purchase a unit consisting of one share of common stock and one redeemable Class D detachable warrant. Each Class D warrant entitles the holder to purchase one share of common stock. The exercise price of Class C and D warrants is $6.50 and $8.75, respectively. The unit purchase options became exerciseable in November 1998 for a two-year period. During 2000, the exercise period was extended to November 2001. Upon expiration in November 2001, it was determined to be in the best interest of the Company to replace the expiring unit purchase options with two year warrants to purchase 125,000 shares of common stock at $7.00 per share,
                                 eXegenics Inc.

expiring in November of 2003. The Company evaluated the transaction using the Black- Scholes option pricing model and determined that the cost was de minimis.

     In 1996, the Company, under the terms of a financial services agreement with a stockholder, granted a unit purchase option, exercisable for a five-year period commencing April 2, 1998, to purchase 134,199 shares of Common Stock at prices ranging from $8.18 to $9.46 and Class E Warrants to purchase 67,101 shares of Common Stock exercisable at prices ranging from $9.82 to $11.35.

     During 1996, the Company entered into an agreement with a consulting firm whereby the Company agreed to grant warrants to purchase 75,000 shares of common stock at $4.25 per share in return for financial advisory services. The warrants will be granted and become exercisable only in the event a transaction introduced to the Company by the consulting firm is consummated, at which time the Company will record a noncash charge representing the fair market value of the warrants.

     In August 1998, the Company entered into an agreement with a consulting firm whereby the Company issued five-year warrants to purchase 75,000 shares of common stock. Warrants for 50,000 shares vested on December 31, 1998 of which 37,500 have an exercise price of $7.00 per share and 12,500 have an exercise price of $8.00 per share. The Company determined the fair value based on the Black-Scholes option pricing model of these warrants to be approximately $181,000, which was charged to operations. During 2000, 22,500 warrants at $7.00 per share were exercised. The remaining 25,000 warrants have an exercise price of $9.00 per share and vest only if a transaction introduced to the Company by the consulting firm is consummated, at which time the Company will record a noncash charge representing the fair value of the warrants.

     In July 1999, the Company sold to a consulting firm a warrant to purchase 150,000 common shares at $7.00 per share expiring on July 15, 2004. Warrants for 50,000 common shares which vested immediately were granted upon signing the agreement; the Company determined the fair value based on the Black-Scholes option pricing model of these warrants to be approximately $169,000, which was charged to operations. These warrants were exercised during 2000. The remaining 100,000 warrants become exercisable and a cash fee of less than $200,000 will be paid upon consummation of a transaction, as defined in the agreement.

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

     On August 13, 2002 the Company issued warrants to purchase 125,000 shares of its common stock at a purchase price of $1.00 per share, with an expiration date of August 13, 2007, and additional warrants to purchase 125,000 shares of our common stock at a purchase price of $0.55 per share, with an expiration date of August 13, 2007 to Roan/Meyers Associates, L.P. in exchange for financial advisory services. In connection with this exchange, the Company recorded a charge of $90,600 using the Black-Scholes option pricing model. The charge is included in general and administrative expense.

  STOCK OPTIONS

     During 1992, the Board of Directors and the stockholders of the Company approved a Stock Option Plan (the "1992 Plan") which provides for the granting of options to purchase up to 520,000 shares of common stock, pursuant to which officers, directors, key employees and the Company's Scientific Advisory Board are eligible to receive incentive and/or nonstatutory stock options. At December 31, 2002 and 2001, no more options were available for future grant under the 1992 Plan.

     During 1996, the Board of Directors and the stockholders of the Company approved the 1996 Stock Option Plan (the "1996 Plan") that provides for the granting of incentive and nonstatutory options for up to 750,000 shares of common stock to officers, employees, directors and consultants of the Company. During
                                 eXegenics Inc.

1998, the Board of Directors and the stockholders of the Company approved an amendment to the Plan to allow for the granting of an additional 750,000 options. At December 31, 2002 and 2001, no more options were available for future grant under the 1996 Plan.

     During 2000, the Board of Directors and the stockholders of the Company approved the 2000 Stock Option Plan (the "2000 Plan"), which provides for the granting of incentive and nonstatutory options for up to 1,500,000 shares of common stock to officers, employees, directors, independent contractors, advisors and consultants of the Company. The Company subsequently amended the 2000 plan to increase the options available for future grants by 1,250,000 shares and to change the vesting period. At December 31, 2002, 935,345 options are available for grant under the 2000 Plan.

     Options granted under the Plans are exercisable for a period of up to 10 years from date of grant at an exercise price which is not less than the fair value of the common stock on date of grant, except that the exercise period of options granted to a stockholder owning more than 10% of the outstanding capital stock may not exceed five years and their exercise price may not be less than 110% of the fair value of the common stock at date of grant. For the 1992 Plan and the 1996 Plan, options generally vest 40% after six months of employment and thereafter 20% annually on the anniversary date of the grant. For the 2000 Plan, as a result of an amendment approved by the stockholders in 2001, the vesting period changed from 50% annually on the anniversary date of the grant, to 33 1/3% annually on the anniversary date of the grant.

     Stock option activity under the Plans are summarized as follows:

                                                   YEAR ENDED DECEMBER 31,
                              ------------------------------------------------------------------
                                      2002                   2001                   2000
                              --------------------   --------------------   --------------------
                                          WEIGHTED               WEIGHTED               WEIGHTED
                                          AVERAGE                AVERAGE                AVERAGE
                                          EXERCISE               EXERCISE               EXERCISE
                               SHARES      PRICE      SHARES      PRICE      SHARES      PRICE
                              ---------   --------   ---------   --------   ---------   --------
Options outstanding at
  beginning of year.........  2,858,155    $4.94     2,080,600    $5.01     1,635,300    $4.16
Granted.....................    788,000     1.46       812,155     4.87       492,000(a)   7.69
Exercised...................         --       --            --       --       (46,700)    3.57
Expired.....................   (200,000)    1.65            --       --            --       --
Canceled....................   (159,300)    5.43       (34,600)    7.32            --       --
                              ---------              ---------              ---------
Options outstanding at end
  of year...................  3,286,855     4.29     2,858,155     4.94     2,080,600     5.01
                              =========              =========              =========
Options exercisable at end
  of year...................  2,688,410     4.69     2,150,320     4.68     1,394,380     3.94
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

                                 eXegenics Inc.

     The following table presents information relating to stock options outstanding under the plans as of December 31, 2002:

                                          OPTIONS OUTSTANDING            OPTIONS EXERCISABLE
                                  ------------------------------------   --------------------
                                              WEIGHTED     WEIGHTED                  WEIGHTED
                                              AVERAGE       AVERAGE                  AVERAGE
RANGE OF                                      EXERCISE     REMAINING                 EXERCISE
EXERCISE PRICE                     SHARES      PRICE     LIFE IN YEARS    SHARES      PRICE
--------------                    ---------   --------   -------------   ---------   --------
$0.54-$2.995....................    970,500    $1.58         8.03          524,000    $1.53
$3.00-$4.995....................  1,274,355     3.92         6.13        1,159,580     3.89
$5.00-$7.437....................    406,000     6.69         6.33          385,830     6.67
$7.437-$9.875...................    636,000     7.61         7.50          619.000     7.62
                                  ---------                              ---------
                                  3,286,855     4.29         6.98        2,688,410     4.69
                                  =========                              =========

     In addition to options granted under the Plans, in February 1996, the Company granted options to purchase 100,000 shares of common stock at $4.25 as compensation for professional services. These options were exercised during 2000.

     Pro forma information regarding net income and earnings per share is required by SFAS No. 123, and has been determined as if we accounted for our stock option grants under the fair market value method as prescribed by such statement. The fair market value of our stock options was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions.

                                                         2002           2001           2000
                                                     ------------   ------------   ------------
Risk-free interest rates...........................  3.3% to 6.7%   4.8% to 6.7%   5.0% to 6.7%
Expected option life in years......................       5              5              5
Expected stock price volatility....................   79% to 89%    78% to 120%     85% to 94%
Expected dividend yield............................       0%             0%             0%

     The weighted average fair value at date of grant for options granted during 2002, 2001 and 2000 was $0.46, $1.21 and $6.33 per option, respectively At December 31, 2002 the Company has three stock-based employee compensation plans. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost is reflected in the net loss, all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrated the effect on net income and earnings per share if the Company had applied the fair
                                 eXegenics Inc.

value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based compensation.

                                                       YEAR ENDED DECEMBER 31,
                                              -----------------------------------------
                                                  2002           2001          2000
                                              ------------   ------------   -----------
Net loss attributable to common stockholders
  as reported...............................  $(10,527,000)  $ (8,965,000)  $(7,345,000)
                                              ------------   ------------   -----------
  Deduct: Total stock-based employee
     compensation expense determined under
     fair value based method for all awards,
     net of related tax effects.............      (643,000)    (1,596,000)   (1,084,000)
                                              ------------   ------------   -----------
  Pro forma net income......................  $(11,170,000)  $(10,561,000)  $(8,429,000)
                                              ------------   ------------   -----------
  Earnings per share:
                                              ------------   ------------   -----------
  Basic and diluted-as reported.............  $      (0.67)  $      (0.57)  $     (0.51)
                                              ------------   ------------   -----------
       Basic-pro forma......................  $      (0.71)  $      (0.67)  $     (0.58)

     The Black-Scholes option valuation model was developed for use in estimating the fair market value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because our stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair market value estimates, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair market value of our stock options.

NOTE K -- INCOME TAXES

     At December 31, 2002 and 2001, the Company had approximately $43,893,000 and $34,747,000 of net operating loss carryforwards and $511,000 and $415,000 of research and development credit carryforwards, respectively, for federal income tax purposes that expire in years 2006 through 2021.

     At December 31, 2002 and 2001, the Company had a deferred tax asset of approximately $16,975,000 and $13,453,000 respectively, representing the benefits of its net operating loss and research and development credit carryforwards and certain expenses not currently deductible for tax purposes, principally related to the granting of stock options and warrants, and non-cash reorganization and merger expenses. The Company's deferred tax asset has been fully reserved by a valuation allowance since realization of its benefit is uncertain. The difference between the statutory tax rate of 34% and the Company's effective tax rate is due to the increase in the valuation allowance of $3,522,000 (2002), $3,015,000 (2001), and $3,018,000 (2000). The Company's
ability to utilize its carryforwards may be subject to an annual limitation in future periods pursuant to Section 382 of the Internal Revenue Code of 1986, as amended.

NOTE L -- COMMITMENTS AND OTHER MATTERS

  LEASES

     The Company occupies office and laboratory space under a lease expiring December 31, 2003. Minimum future annual rental payments are $238,000 for the year ended December 31, 2003.

     Rent expense, prior to any reorganization expense, was approximately $275,000, $299,000 and $269,000 for the years ended December 31, 2002, 2001 and
2000, respectively.

                                 eXegenics Inc.

  EMPLOYMENT AGREEMENTS

     The Company has an employment agreement with one of its officers, which provides for an annual base salary of $200,000 (subject to annual increases of not less than 5% per year and bonuses at the discretion of the Board of Directors), for a period of five years, commencing November 1998. In November 2002 the annual base salary was adjusted to $265,000. During December 2002, the employee resigned his position as a director for the Company and announced his resignation as an employee for the Company to be effective in January 2003.

     On December 31, 1998, the Company entered into an employment agreement with its Vice President for Drug Design for three years. The 1998 agreement was terminated and the Company entered into a new agreement on July 1, 2002. The employment agreement renews each year on December 31 unless either party provides notice of termination 90 days prior to the expiration, and provides for the payment of a base salary of $190,000 subject to annual reviews and adjustments in accordance with our compensation plan and practices and approval by the compensation committee of our board of directors. The agreement also provides for an annual performance bonus, at the discretion of the board of directors, of not more than 30% per year of the annual salary. An additional payment of $9,750 as a one-time cash bonus was paid in January 2003. In the event the employment is terminated without cause, the agreement requires the Company to pay salary for twelve months following the date of termination. The employment agreement contains an assignment to the Company of certain patents and a post-termination non-compete, non-solicitation and non-disclosure agreement that extends for a period of one year following the expiration or termination of employment. Certain conditions existing in the employee's previous employment agreement, dated December 31, 1998, obligated the company to: make royalty payments of 3% of sales and 10% of sublicense fees related to products developed from the employee's technology; pay on the employee's behalf a sum of up to $200,000 to Saturi Medical Research, Ltd.; and reimburse certain business expenses related to research completed prior to joining the Company. The Company received authority from Saturi Medical Research, to apply the payments in settlement of our obligations (amounting to approximately $355,000) to the termination of liabilities to the Company under the loans we previously issued to the employee.

     In addition, we granted to our Vice-President of Drug Design an option to purchase up to 150,000 shares of our common stock at an exercise price of $0.81 per share. The agreement provides for additional option grants to purchase up to 160,000 shares of our common stock based on achievement of milestones related to the development of certain products.

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

     On March 10, 2003, the Company entered into an employment agreement with its Vice-President, Chief Business Officer and Chief Financial Officer. The agreement is for a period of three years commencing March 10, 2003 and shall be extended for successive twelve-month periods unless terminated by either party. The agreement provides for an annual base salary of $235,000 per year with an annual bonus of up to 30% of base pay as determined by the Company's Compensation Committee. In addition, the Company granted the employee an option to purchase 225,000 shares of the Company's common stock at an exercise price of $.55 per share. The Company also agreed to reimburse the employee for certain expenses.

                                 eXegenics Inc.

  COLLABORATION AGREEMENTS

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

     The Company had financed research to be conducted under the research and license agreement and paid RDI an aggregate fixed fee of $250,000 per annum for four years commencing in 1993. In July 1998, the Company agreed to finance research for an additional year for $250,000. In addition, the Company agreed to pay RDI royalties of up to 6% of net sales of products derived under the license agreement with varying minimum royalty payments through June 1996 and $100,000 annually thereafter. The agreement was amended during May 1998 to require the Company to pay a percentage of royalties received with respect to the manufacture, use or sale of the inventions by sublicensees and a percentage of all up-front, milestone, and royalty payments, which may be received under the agreement with BMS. (see Note D).

     As a result of the completion of funding related to our Sponsored Research Agreement with BMS, the Company initiated efforts to renegotiate several scientific collaborations, including agreements with RDI. The agreements with RDI were terminated in June 2002, relieving the Company of future annual minimum royalty payments and neither party has any further obligation to the other with respect to any terminated licenses or their respective technologies.

  Agreements with Washington State University Research Foundation ("WSURF")

     In July 1996, the Company entered into an agreement with WSURF whereby the Company received an exclusive, worldwide license to use and/or sublicense patented technology or prospective patented technology (the "WSURF Technology"). In June 1998, the agreement was amended to cover additional patents. The Company was required to pay WSURF license fees of $7,500 per year commencing on July 1, 1997. The agreement was amended during May 1998 to require the Company to pay a percentage of royalties received with respect to the manufacture, use or sale of the inventions by sublicensees and a percentage of all up-front, milestone and royalty payments that may be received under the agreement with BMS (see Note D). In addition, the Company agreed to pay minimum royalties of $50,000 per year payable on July 1, 1999, $75,000 payable on July 1, 2000, and $100,000 payable on July 1, 2001 and annually thereafter. This agreement will remain in effect until the last to expire of the patents licensed under the WSURF Technology, subject to termination by either party.

     In July 1996, the Company entered into a research agreement with WSURF, as amended, for research to be conducted on behalf of the Company through July 2002 providing for funding of approximately $1,207,000. During 2002, 2001 and 2000, respectively, the Company incurred approximately $188,000, $166,000 and $269,000 of research costs under the agreement. The research agreement was not extended.

  Agreements with the Regents of the University of California

     In February 1996, the Company entered into two license agreements ("Agreements") with the Regents of the University of California, granting to the Company exclusive rights to certain technology and patent rights. Pursuant to the Agreements, the Company paid license fees of $10,000 and $15,000 upon issuance of the patents. In addition, the Company must pay a yearly license maintenance fee for these licenses, aggregating $2,000 in the initial year, increasing by $4,000 in the second year and increasing by $6,000 per year until it reaches a maximum of $36,000, until the Company is commercially selling a product based on the
                                 eXegenics Inc.

technology derived from these license agreements, at which time a royalty based on net sales will be due. These agreements were terminated in August of 2002.

     In August 1998, the Company entered into an additional license agreement with the Regents of the University of California, granting to the Company exclusive rights to certain technology and patent rights. Pursuant to the agreement, the Company paid license fees of $20,000 and has agreed to pay $25,000 upon issuance of a patent. In addition, the Company must pay a yearly license maintenance fee of $2,000, increasing by $2,000 per year until it reaches a maximum of $12,000, until the Company is commercially selling a product based on the technology derived from these license agreements, at which time a royalty based on net sales will be due. The agreement has been terminated.

     In July 2000, the Company entered into a license agreement with the Regents of the University of California, granting to the Company exclusive rights to certain technology and patent rights. Pursuant to the agreement, the Company paid license fees of $15,000 and has agreed to pay all past and future patent costs plus a 15% patent service fee. In addition, the Company must pay a yearly license maintenance fee of $10,000 until the Company is commercially selling a product based on the technology derived from the license agreement, at which time a royalty based on net sales will be due. Pursuant to this agreement the Company entered into two sponsored research agreements with third parties whereby the Company agreed to fund research for the period July 2000 through June 2003 and August 2000 to July 2003 in the amounts of $99,360 and $109,320, respectively, per annum. These sponsored research agreements were terminated in December 2002.

  Agreements with Molecular Simulations Incorporated ("MSI")

     In June 2000, the Company entered into two, three year participation agreements with MSI in which the Company will participate with MSI and others in a project with the purpose of developing software to be used in the assignment and understanding of protein function and a project with the purpose to develop and validate rapid computer-based methods for x-ray structure determination and model building and provide a scientific forum for research of x-ray crystallographic methods for structure determination. Pursuant to the agreements, the Company is to pay $125,000 per year for membership in the software project and a total of $127,000 during the three years for membership in the x-ray project. Each participation agreement requires that the Company appoint at least one staff member to be an active participant in each project, act as liaison between MSI and the Company, provide non-proprietary input material in its possession which may be beneficial to the project and throughout the term of the projects, the Company is to be a valid licensee of the most recent version of certain commercially released software, as defined in the agreement. Under such software license agreements the Company is to pay approximately $174,000 over the three-year term. In 2002, the Company, believing the milestones of the agreements had not been met, instituted efforts to terminate the agreements. The Company recognized $127,000 in expenses related to the third year and this amount is reflected in accrued expenses at December 31, 2002.

  RELATED PARTY TRANSACTIONS

     In December 2000, the Company entered into a consulting agreement with a company owned by one of its Directors. The agreement calls for an annual retainer of $125,000, paid quarterly in advance, and is renewable each year at the Company's option.

     In December 2000, the Company entered into an agreement with Gary E. Frashier, Chairman of the Company's Board of Directors, for consulting services. The agreement can be terminated by either party upon notice to the other.

                                 eXegenics Inc.

     In May 2001, the Company received a note receivable from the CEO for $300,000 from the sale of Treasury Stock. The note bears interest at 5.00% per annum and accrued interest receivable is approximately $2,500 at December 31, 2002.

     In July 2002, the Company negotiated a new employment agreement with its Vice President of Drug Design. See Note L.

     On August 13, 2002 the Company entered into a consulting agreement for advisory services dealing with investor relations and seeking strategic alliances with Roan Meyers, LLC, a company owned by one of its shareholders. The agreement calls for an initial retainer of $50,000, paid in advance, monthly payments of $6,500 and has a term of one year. The agreement may be terminated by either party upon 30 days notice. A total or 250,000 warrants were issued in connection with the agreement. The agreement contains a provision for payments in the event the financial advisor is instrumental in finding a partner for a merger or acquisition.

NOTE M -- 401(K) PLAN

     The Company maintains a defined contribution 401(k) plan available to eligible employees. Employee contributions are voluntary and are determined on an individual basis, limited to the maximum amount allowable under federal tax regulations. The Company made no contributions during 2002, 2001 and 2000.

NOTE N -- QUARTERLY RESULTS (UNAUDITED)

                                                                 QUARTER ENDED
                                    -----------------------------------------------------------------------
                                     MARCH 31       JUNE 30     SEPTEMBER 30   DECEMBER 31      TOTAL YEAR
                                    -----------   -----------   ------------   -----------     ------------
2002
Revenues..........................  $   333,000   $   222,000   $         0    $     6,000     $    562,000
Net loss..........................   (1,769,000)   (1,885,000)   (2,682,000)    (4,022,000)(b)  (10,358,000)
Loss per share -- basic and
  diluted(a)......................        (0.12)        (0.12)        (0.17)         (0.25)           (0.67)
2001
Revenues..........................  $   333,000   $   334,000   $   333,000    $   333,000     $  1,333,000
Net loss..........................   (1,520,000)   (2,999,000)   (2,752,000)    (1,514,000)      (8,785,000)
Loss per share -- basic and
  diluted(a)......................        (0.10)        (0.19)        (0.17)         (0.11)           (0.55)

---------------

(a) Per common share amounts for the quarters and full year have been calculated separately. Accordingly, quarterly amounts may not add to the annual amount because of differences in the weighted average common shares outstanding during each period due to the effect of the Company's issuing shares of its common stock during the year.

(b) In the quarter ended December 31, 2002, the Company recognized a total of $2,010,000 related to its terminated merger agreement and initiated a strategic redirection of its operations that resulted in a charge of $864,000.

                                 eXegenics Inc.

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                                  DESCRIPTION
-------                                 -----------
  3.1     --    Certificate of Incorporation, as amended(l)
  3.2     --    By-laws(l)
  4.1     --    Specimen certificates representing Class C Warrants, Class D
                Warrants and Common Stock(l)
  4.3     --    Form of Unit Purchase Option in connection with eXegenics
                Inc.'s Initial Public Offering(l)
  4.4     --    Warrant Certificate issued to the Washington State
                University Research Foundation(4)
 10.1     --    Employment Agreement dated March 1, 1992 between eXegenics
                Inc. and Arthur P. Bollon, Ph.D., as amended(1)
 10.2     --    1992 Stock Option Plan, as amended(l)
 10.3     --    Form of Stock Option Agreement(l)
 10.4     --    Lease Agreement dated October 1, 1991 between eXegenics Inc.
                and J.K. and Susie Wadley Research Institute and Blood Bank,
                as amended(l)
 10.5     --    Security Agreement dated October 10, 1991 between eXegenics
                Inc. and Wadley(l)
 10.6     --    License Agreement dated June 10, 1993 between eXegenics Inc.
                and Research & Development Institute, Inc. ("RDI"), as
                amended, relating to the Paclitaxel Fermentation Production
                System(l)
 10.7     --    Research and Development Agreement effective June 10, 1993 between eXegenics Inc. and RDI, as amended(l)
 10.8     --    License Agreement dated February 22, 1995 between eXegenics
                Inc. and RDI, as amended, relating to FTS-2(l)
 10.9     --    Agreement effective June 30, 1992 between eXegenics Inc. and
                University of Texas at Dallas ("UTD"), as amended(l)
 10.10    --    Extension Agreement with RDI dated June 5, 1995(l)
 10.11    --    Third Amendment to Lease Agreement dated April 30, 1995(l)
 10.12    --    September 25, 1995 RDI Extension(l)
 10.13    --    October 25, 1995 RDI Extension(1)
 10.14    --    Amendment to License Agreement dated June 10, 1993, as
                amended, and Research and Development Agreement effective
                June 10, 1993, as amended, both agreements between eXegenics
                Inc. and RDI(2)
 10.15    --    License Agreement No. W960206 effective February 27, 1996
                between eXegenics Inc. and The Regents of the University of
                California(2)
 10.16    --    License Agreement No. W960207 effective February 27, 1996
                between eXegenics Inc. and The Regents of the University of
                California(2)
 10.17    --    License Agreement with the Washington State University,
                dated July 2, 1996(3)*
 10.18    --    Amendment to Agreement, effective June 30, 1992, as amended, between eXegenics Inc. and the University of Texas at
                Dallas(3)
 10.19    --    1996 Stock Option Plan and Amendment No. 1 thereto(7)
 10.20    --    Patent License Agreement, dated August 4, 1998, between The
                Regents of the University of California and eXegenics Inc.
                for Peptide Anti-estrogen for Breast Cancer Therapy(5)*
 10.21    --    Master License Agreement, dated as of June 12, 1998, between
                eXegenics Inc. and Bristol-Myers Squibb Company(6)*
 10.22    --    Sublicense Agreement, dated May 27, 1998, between eXegenics
                Inc. and Bristol-Myers Squibb under The Research &
                Development Institute, Inc. License Agreement, as amended, dated June 10, 1998(6)*
 10.23    --    Sublicense Agreement, dated May 19, 1998, between eXegenics
                Inc. and Bristol-Myers Squibb Company under the Washington
                State University Research Foundation License Agreement,
                dated June 8, 1996(6)*
 10.24    --    Amended and Restated License Agreement, dated June 3, 1998, between the Washington State University Research Foundation and eXegenics Inc.(6)*

                                 eXegenics Inc.

EXHIBIT
NUMBER                                  DESCRIPTION
-------                                 -----------
 10.25    --    Amendment, dated May 27, 1998, to the License Agreement,
                dated June 10, 1993, between The Research and Development
                Institute, Inc. and eXegenics Inc.(6)*
 10.26    --    Amended and Restated 2000 Stock Option Plan(7)
 10.27    --    Employment Agreement dated March 21, 2001, between eXegenics
                Inc. and Ronald Lane Goode, Ph.D.(8)
 10.28    --    Employment Agreement dated March 13, 2003, between eXegenics
                Inc. and David E. Riggs.
 10.29    --    Termination Agreement dated November 25, 2002 between
                eXegenics Inc., Innovative Drug Delivery Systems, Inc., and
                IDDS Merger Corp(9)
 21       --    List of Subsidiaries -- None
 23.1     --    Consent of Ernst & Young LLP
 23.2     --    Consent of Eisner LLP

---------------

 * Confidential portions omitted and filed separately with the U.S. Securities and Exchange Commission pursuant to Rule 24b-2 promulgated under the Securities Exchange Act of 1934, as amended.

(1) Previously filed as an exhibit to eXegenics Inc.'s Registration Statement on Form SB-2 (File No. 33-91802) and are incorporated by reference herein.

(2) Previously filed as an exhibit to eXegenics Inc.'s Annual Report on Form 10-KSB for the year ended December 31, 1995 and are incorporated by reference herein.

(3) Previously filed as an exhibit to eXegenics Inc.'s Post-Effective Amendment No. 1 to Form SB-2 (File No. 33-91802) and are incorporated by reference herein.

(4) Previously filed as an exhibit to eXegenics Inc.'s Registration Statement on Form SB-2 (File No. 333-13409) and is incorporated by reference herein.

(5) Previously filed as an exhibit to the Post-Effective Amendment to eXegenics Inc.'s Registration Statement on Form SB-2 on Form S-3 (File No. 333-13409) and is incorporated by reference herein.

(6) Previously filed as an exhibit to eXegenics Inc.'s Current Report on Form 8-K (File No. 000-26078) and is incorporated by reference herein.

(7) Previously filed as an appendix to eXegenics Inc.'s Schedule 14-A (File No. 000-26078) and is incorporated by reference herein.

(8) Previously filed as an exhibit to eXegenics Inc.'s Annual Report on Form 10-K (File No. 000-26078) for the year ended December 31, 2000 and is incorporated by reference herein.

(9) Previously we filed as an exhibit to eXegenics Inc.'s Current Report on Form 8-K (File No. 000-26078) and is incorporated by reference herein.