Form 10-K/A
period 2002-12-31
EXEGENICS INC
filed 2003-04-08
CIK 944809

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                               (Amendment No. 1)

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

     The aggregate market value of the registrant's voting stock held by non-affiliates of the registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) on March 17, 2003 was $10,478,970, based on the last sale price as reported by The Nasdaq Stock Market.

     As of March 17, 2003, the registrant had 16,184,486 shares of common stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Certain information required in Part III of this Annual Report on Form 10-K, filed on March 20, 2003 is incorporated from the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on May 19, 2003.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

Explanatory Note

         This amendment is being filed to add a date and clarify language in the Consent of Eisner LLP, Which was filed as Exhibit 23.2 to the Annual Report on Form 10-K filed on March 20, 2003.

                                    PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)(3)   Exhibits

         23.2 -- Consent of Eisner LLP

         99.1 -- Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         99.2 -- Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Date: April 8, 2003

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

                    SIGNATURES                                     TITLE                       DATE
                    ----------                                     -----                       ----

 By:               /s/ RONALD L. GOODE                 Director, President and Chief      April 8, 2003
        ------------------------------------------           Executive Officer
                     Ronald L. Goode                   (Principal Executive Officer)


 By:                /s/ DAVID E. RIGGS                    Vice President, Finance         April 8, 2003
        ------------------------------------------       (Chief Financial Officer)
                      David E. Riggs


 By:               /s/ JOSEPH M. DAVIE                            Director                April 8, 2003
        ------------------------------------------
                     Joseph M. Davie


 By:               /s/ ROBERT J. EASTON                           Director                April 8, 2003
        ------------------------------------------
                     Robert J. Easton


 By:               /s/ GARY E. FRASHIER                           Director                April 8, 2003
        ------------------------------------------
                     Gary E. Frashier


 By:                 /s/ IRA J. GELB                              Director                April 8, 2003
        ------------------------------------------
                       Ira J. Gelb


 By:               /s/ IRWIN C. GERSON                            Director                April 8, 2003
        ------------------------------------------
                     Irwin C. Gerson


 By:             /s/ WALTER M. LOVENBERG                          Director                April 8, 2003
        ------------------------------------------
                   Walter M. Lovenberg

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER          DESCRIPTION
-------         -----------
 23.2     --    Consent of Eisner LLP

 99.1     --    Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

 99.2     --    Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.