Form 10-Q
period 2003-03-31
EXEGENICS INC
filed 2003-05-13
CIK 944809

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

                [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2003.

                                       OR

               [_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from        to         .
                                            -------    --------


                         Commission file number 00-26078
                                                ---------

                                 eXEGENICS INC.
             (Exact Name of Registrant as Specified in Its Charter)


           Delaware                                      75-2402409
           --------                                      ----------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

                                2110 Research Row
                               Dallas, Texas 75235
                    (Address of Principal Executive Offices)

                                 (214) 358-2000
              (Registrant's Telephone Number, Including Area Code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2): Yes [ ] No [X]


As of May 13, 2003, the registrant had 16,184,486 shares of common stock outstanding.

                                                                                                         Page(s)
                                                                                                         -------
PART I.  FINANCIAL INFORMATION

                  Item 1.  Financial Statements:

                                    Balance Sheets as of March 31, 2003 (unaudited)
                                    and December 31, 2002                                                      3

                                    Statements of Operations for the Three Months
                                    Ended March 31, 2003 and 2002 (unaudited)                                  4

                                    Statements of Cash Flows for the Three Months
                                    Ended March 31, 2003 and 2002 (unaudited)                                  5

                                    Notes to Financial Statements                                              6

                  Item 2.           Management's Discussion and Analysis of Financial
                                    Condition and Results of Operations                                        9

                  Item 3.           Quantitative and Qualitative Disclosures About
                                    Market Risk                                                               11

                  Item 4.           Controls and Procedures                                                   12

PART II.  OTHER INFORMATION

                  Item 1.           Legal Proceedings                                                         12

                  Item 2.           Changes in Securities and Use of Proceeds                                 12

                  Item 3.           Defaults Upon Senior Securities                                           12

                  Item 4.           Submission of Matters to a Vote of Security Holders                       12

                  Item 5.           Other Information                                                         12

                  Item 6.           Exhibits and Reports on Form 8-K                                          13


                  Signatures                                                                                  14
                  Exhibit Index                                                                               15
                  Certification of Chief Executive Officer                                                    16
                  Certification of Chief Financial Officer                                                    17
                  Certification Pursuant to Section 906                                                       18

                                 eXegenics INC.
                                 BALANCE SHEETS
                                 (in thousands)




                                                                                                MARCH 31,      December 31,
                                                                                                  2003            2002
                                                                                             -------------    -------------
                               ASSETS                                                         (unaudited)
Current assets:
 Cash and cash equivalents                                                                   $      14,926    $       6,188
 Restricted cash                                                                                       550              550
 Investments                                                                                            --           10,004
 Prepaid expenses and other current assets                                                             245              515
                                                                                             -------------    -------------
  Total current assets                                                                              15,721           17,257

Other assets                                                                                           226              258
                                                                                             -------------    -------------
Total assets                                                                                 $      15,947    $      17,515
                                                                                             =============    =============


                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable and accrued expenses                                                       $         681    $       1,239
 Current portion of capital lease obligations                                                           95               94
                                                                                             -------------    -------------
  Total current liabilities                                                                            776            1,333

Capital lease obligations, less current portion                                                         84              108
                                                                                             -------------    -------------

Total liabilities                                                                                      860            1,441
                                                                                             -------------    -------------


Commitments and contingencies

Stockholders' equity:
Preferred stock - $.01 par value, 10,000,000 shares
  authorized; 910,822 and 828,023 shares of Series A
  convertible preferred issued and outstanding (liquidation
  value $2,227,000 and $2,070,000)                                                                       9                8
Common stock - $.01 par value, 30,000,000 shares authorized;
  16,184,486 shares issued                                                                             162              162
Additional paid-in capital                                                                          67,275           67,272
Subscriptions receivable                                                                              (305)            (301)
Accumulated deficit                                                                                (49,484)         (48,497)
Treasury stock, 511,200 shares of common stock, at cost                                             (2,570)          (2,570)
                                                                                             -------------    -------------

Total stockholders' equity                                                                          15,087           16,074
                                                                                             -------------    -------------

Total liabilities and stockholders' equity                                                   $      15,947    $      17,515
                                                                                             =============    =============


See Notes to Financial Statements.

                                 eXegenics INC.
                            STATEMENTS OF OPERATIONS
                             (dollars in thousands)



                                                             THREE MONTHS ENDED
                                                                  MARCH 31,
                                                        ----------------------------
                                                            2003            2002
                                                        ------------    ------------
                                                                (unaudited)
Revenue:
  Licensing & research fees                             $         13    $        333
                                                        ------------    ------------

Operating Expenses:
  Research and development                                       122           1,241
  General and administrative                                     805           1,061
  Expenses related to strategic redirection                      148              --
                                                        ------------    ------------
                                                               1,075           2,302
                                                        ------------    ------------

Operating (loss)                                              (1,062)         (1,969)

Other (income) expense, primarily interest                       (75)           (186)
                                                        ------------    ------------

Loss before provision (benefit) for taxes                       (987)         (1,783)
Provision (benefit) for taxes                                     --             (14)
                                                        ------------    ------------
NET LOSS                                                        (987)         (1,769)
Preferred stock dividend                                         (31)           (169)
                                                        ------------    ------------

NET LOSS ATTRIBUTABLE TO
  TO COMMON SHAREHOLDERS                                $     (1,018)   $     (1,938)
                                                        ============    ============

NET LOSS PER SHARE - BASIC AND DILUTED                  $      (0.07)   $      (0.12)
                                                        ============    ============

WEIGHTED AVERAGE NUMBER OF
  SHARES OUTSTANDING - BASIC AND
  DILUTED                                                 15,673,286      15,672,303
                                                        ============    ============


See Notes to Financial Statements.

                                 eXegenics INC.
                            STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                                  THREE MONTHS ENDED
                                                                      MARCH 31,
                                                           ------------------------------
                                                               2003              2002
                                                           -------------    -------------
                                                                     (unaudited)
Cash flows from operating activities:
   Net loss                                                $        (987)   $      (1,769)
   Adjustments to reconcile net loss to net cash
       used in operating activities:
        Depreciation and amortization                                 36              101
        Value assigned to common shares and options                    3               85
        Changes in:
          Prepaids and other assets                                  270              366
          Deferred revenue                                            --              167
          Accounts payable and accrued expenses                     (558)            (295)
                                                           -------------    -------------
            Net cash used in operating activities                 (1,236)          (1,345)
                                                           -------------    -------------

Cash flows from investing activities:
Maturity of investment                                            10,000               --
   Sale of equipment                                                  --              123
                                                           -------------    -------------
          Net cash provided by investing activities               10,000              123
                                                           -------------    -------------

Cash flows from financing activities:
Payment of royalties, capital lease, other                           (26)             (23)
                                                           -------------    -------------
            Net cash used in financing activities                    (26)             (23)
                                                           -------------    -------------

NET INCREASE (DECREASE) IN CASH                                    8,738           (1,245)
Cash and cash equivalents at beginning of period                   6,188           15,545
                                                           -------------    -------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                 $      14,926    $      14,300
                                                           =============    =============


See Notes to Financial Statements.

                                 eXegenics INC.

                          NOTES TO FINANCIAL STATEMENTS

                                 March 31, 2003
                                  (unaudited)


(1)      FINANCIAL STATEMENT PRESENTATION

         The unaudited financial statements of eXegenics Inc., a Delaware corporation (the "Company"), included herein have been prepared in accordance with the rules and regulations promulgated by the Securities and Exchange Commission and, in the opinion of management, reflect all adjustments necessary to present fairly the results of operations for the interim periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, management believes that the disclosures are adequate to make the information presented not misleading. These financial statements and the notes thereto should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K and in the Amendment to the Annual Report on Form 10-K/A for the fiscal year ended December 31, 2002. The results for the interim periods are not necessarily indicative of the results for the full fiscal year.

(2)      CASH, CASH EQUIVALENTS AND INVESTMENTS

         The Company considers all non-restrictive, highly liquid short-term investments purchased with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents, which amount to $14,926,000 and $6,188,000 at March 31, 2003 and December 31, 2002,
         respectively, consist principally of interest-bearing cash deposits placed with a single financial institution. Restricted cash, which amounts to $550,000 and $550,000 at March 31, 2003 and December 31, 2002, respectively, consists of certificates of deposits that are used as collateral for equipment leases.

         Investments at December 31, 2002, consisting of a $10,000,000 government agency debt security, matured in February 2003.

(3)      LOSS PER COMMON SHARE

         Basic and diluted loss per common share is based on the net loss increased by dividends on preferred stock divided by the weighted average number of common shares outstanding during the period. No effect has been given to outstanding options, warrants or convertible preferred stock in the diluted computation, as their effect would be antidilutive.

                                 eXegenics INC.

(4)      STOCKHOLDERS' EQUITY

         The Company accounts for its stock-based compensation plans under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." In October 1995, the Financial Accounting Standards Board issued Statement No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), which establishes a fair value-based method of accounting for stock-based compensation plans. The Company has adopted the disclosure-only alternative under SFAS No. 123. The Company accounts for stock based compensation to nonemployees using the fair value method in accordance with SFAS No. 123 and Emerging Issues Task Force (EITF) Issue No. 96-18. The Company has recognized deferred stock compensation related to certain stock option and warrants grants. No options to purchase shares of common stock were granted in return for consulting services for the three months ended March 31, 2003. During the three months ended March 31, 2002, the Company granted 10,000, 25,000, 10,000 and 25,000 options to purchase shares of common stock at $7.13, $3.28, $3.20 and $1.67 per share, respectively, in return for consulting services. The Company valued these options based on the Black-Scholes option pricing model. As a result, the Company recorded a charge of $39,100 during the three months ended March 31, 2002 respectively, related to these grants. In connection with other option grants to consultants in previous years, the Company recorded a charge of $4,000 and $46,000 during the three months ended March 31, 2003 and 2002, respectively.

(5)      STRATEGIC REDIRECTION

         During the first quarter of 2003, the Company recognized additional expenses of $148,000 for severance benefits and legal expenses related to terminated scientific programs. Cash payments of $393,000 were charged against previously accrued restructuring expenses during the quarter ended March 31, 2003.

                                 eXegenics INC.

(6)      STOCK OPTIONS


         The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS Statement No. 123, Accounting for Stock-Based Compensation, to stock-based compensation.


                                                                THREE MONTHS ENDED MARCH 31,
                                                                    2003            2002
                                                               -------------    -------------
Net loss attributable to common stockholders
    as reported                                                $      (1,018)   $      (1,938)
                                                               -------------    -------------

Deduct: Total stock-based employee
    compensation expense determined under
    fair value based method for all awards,
    net of related tax effects                                           (57)            (247)
                                                               -------------    -------------
Pro forma net loss                                             $      (1,075)   $      (2,376)
                                                               -------------    -------------

Earnings per share:

 Basic and diluted-as reported                                 $       (0.07)   $       (0.12)
                                                               =============    =============

 Basic and diluted-pro forma                                   $       (0.07)   $       (0.14)
                                                               =============    =============

         The Company has adopted the provisions of SFAS 148, Accounting for Stock-Based Compensation-Transition and Disclosure which requires disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reporting results. The Black-Scholes option valuation model was developed for use in estimating the fair market value of traded options share have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because our stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair market value estimates, in management's option, the existing modes do not necessarily provide a reliable single measure of the fair market value of our stock options.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

     In this section, "Management's Discussion and Analysis of Financial Condition and Results of Operations," references to "we," "us," "our," and "ours" refer to eXegenics Inc.

         The following discussion should be read in conjunction with, and is qualified in its entirety by, the Financial Statements and the Notes thereto included in this report. This report contains certain forward-looking statements as that term is defined in the Private Securities Litigation Reform of 1995. Such statements are based on management's current expectations and are subject to a number of factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements.. When used in this report the words "anticipate," "believe," "estimate," "expect" and similar expressions as they relate to our management or us are intended to identify such forward-looking statements. Our actual results, performance or achievements could differ materially from those expressed in, or implied by, these forward-looking statements. Historical operating results are not necessarily indicative of the trends in operating results for any future period.

         We are an emerging pharmaceutical company dedicated to the acquisition, rapid development and commercialization of drug therapies for use by physician specialists. Rather than committing significant resources to discovery research, we seek to reduce the time, expense and technical risk associated with drug development and commercialization by identifying and acquiring late stage pre-clinical or early stage clinical compounds.

         Our strategy is to:

         o License or buy rights to lead compounds rather than engage in pure discovery research.

         o Use our clinical development experience to maximize the value of in-licensed or acquired compounds.

         o Identify and acquire technologies to develop products by improving existing compounds.

         We are focused on acquiring drug candidates that can be successfully developed and marketed as pharmaceutical products to fight human diseases. We will, however, be opportunistic in the exploration of other means of increasing shareholder value.

         In connection with our strategic redirection, during the first quarter of 2003, we terminated scientific programs relating to our OASIS (or "Optimized Anti-Sense Inhibitory Sequence") and Quantum Core Technology, (QCT). We terminated scientific employees related to these programs. Except for the contractual payout obligations to one terminated employee, we expect to substantially complete the wind-down of expenses associated with our redirection away from drug discovery related research activities in the second quarter of this year.

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

         There is no assurance that we will be successful in implementing our strategy.

         Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to investments, intangible assets, income taxes, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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


RESULTS OF OPERATIONS

Revenue

         Revenues were $13,000 for the three months ended March 31, 2003 and $333,000 for the three months ended March 31, 2002, a decrease of $320,000. Revenues in both periods were attributable to license and research and development agreements, with Aventis in 2003 and Bristol-Myers Squibb in 2002. Said agreements are not continuing.

Research and Development Expenses

         We incurred research and development expenses of $122,000 for the three months ended March 31, 2003 and $1,241,000 for the three months ended March 31, 2002, a decrease of $1,119,000 or 90 percent. The decrease in research and development expenses for the three months ended March 31, 2003, as compared to the same period in 2002, was attributable to the change in our business strategy and the related realignment and consolidation of business priorities, including a $105,000 decrease in facility and equipment related costs that were charged to discontinued operations in 2002, a $191,000 decrease in contract research, license and royalty agreements, a $343,000 decrease in research services, supplies and consultants and a $392,000 decrease in salaries and general personnel expenses.

General and Administrative Expenses

         We incurred general and administrative expenses as of $805,000 for the three months ended March 31, 2003 and $1,061,000 for the three months ended March 31, 2002, a decrease of $256,000 or 24 percent. The decrease in general and administrative expenses for the three months ended March 31, 2003 as compared to the same period in 2002 was attributable to a $30,000 decrease in facility and equipment related costs that were charged to discontinued operations in 2002, a $171,000 decrease in legal expenses related to intellectual property, a $72,000 decrease in general legal expenses, a $25,000 decrease in salaries and general personnel expenses, offset by a $31,000 increase in director and officer insurance and a $11,000 increase in other operating expenses.

Expenses Related to Strategic Redirection

         We recognized $148,000 in expenses from operations terminated during the three months ended March 31, 2003, which included $127,000 for terminated employees and $21,000 for legal expenses related to intellectual property for terminated scientific programs.

Interest Income

         Interest income was $74,000 and $189,000 for the three months ended March 31, 2003 and March 31, 2002, respectively. The decrease was due primarily to lower principal balances in 2003, as well as decreased interest rates.

Net Loss

         We incurred a net loss attributable to common shareholders of $1,018,000 and $1,938,000 for the three months ended March 31, 2003 and March 31, 2002, respectively. The decrease in net loss of $920,000 was primarily the result of the aforementioned changes in our operations. Net loss attributable to common shareholders per share was $0.07 and $0.12 for the three months ending March 31, 2003 and March 31, 2002, respectively.


LIQUIDITY AND CAPITAL RESOURCES

         At March 31, 2003, we had cash and cash equivalents of approximately $15,476,000. Since our inception, we have financed our operations from debt and equity financings as well as fees received from licensing and research and development agreements. During the three months ended March 31, 2003, net cash used in operating activities was $1,236,000, the largest elements of which were one-time payments of approximately $541,000 related to the termination of scientific programs. In addition, during the three months ended March 31, 2003, we received $10,000,000 from investing activities, from a maturing investment security. The latter funds were reinvested in short-term money market instruments.

         We believe that we have sufficient cash and cash equivalents on hand at March 31, 2003 to finance our plan of operation through December 31, 2003. We currently have no new material commitments to purchase capital assets through December 31, 2003. However, we expect to incur new liabilities related to the in-licensing and clinical development of compounds as outlined in our business strategy. We anticipate that we may not have sufficient capital resources to complete new programs prior to product commercialization. There can be no assurance that any required financings will be available, through bank borrowings, debt or equity offerings on acceptable terms or at all.


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

Item 4. Controls and Procedures

         Our management, including President and Chief Executive Officer Ronald
L. Goode and Chief Business Officer and Chief Financial Officer David E. Riggs, has evaluated our disclosure controls and procedures within the 90 days proceeding the date of this filing. Under rules promulgated by the SEC, disclosure controls and procedures are defined as those "controls or other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms." Based on the evaluation of our disclosure controls and procedures, management determined that such controls and procedures were effective as of May 13, 2003, the date of the conclusion of the evaluation.

         Further, there were no significant changes in the internal controls or in other factors that could significantly affect these controls after May 13, 2003, the date of the conclusion of the evaluation of disclosure controls and procedures.

         PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

                     None.


Item 2.  Changes in Securities and Use of Proceeds

                    None.


Item 3.  Defaults upon Senior Securities

                    None.

Item 4.  Submission of Matters to a Vote of Security Holders

                    None.

Item 5.  Other Information

         On October 25, 2002, the Company transferred from the Nasdaq National Market to the Nasdaq SmallCap Market as a result of its failure to comply with the minimum bid price requirement of $1.00 per share, and was provided with a grace period to comply with the requirement. On January 21, 2003, the Company received from Nasdaq a 180-day extension (through July 21, 2003) to comply with the listing requirement. The Company may now be eligible to receive an additional 90-day compliance period if, as of July 21, 2003, it continues to comply with certain initial listing criteria of the Nasdaq National Market. During this additional extended period, the Company's stock must trade at or above $1.00 per share for a minimum of ten consecutive trading days or its stock will be delisted from the Nasdaq SmallCap Market at the end of such extended period.

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits:

Exhibit 99.1 - Certifications pursuant to Rule 13a-14 of the Securities and Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended March 31, 2003.

Exhibit 99.2 - Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended March 31, 2003.

(b) The following reports were filed on Form 8-K during the quarter ended March 31, 2003:

     (1) On March 14, 2003, we filed a current report on Form 8-K announcing among other things, the election of Joseph M. Davie M.D., Ph.D. to our board of directors and the appointment of David E. Riggs as Vice President, Chief Business Officer, Chief Financial Officer and Secretary.

     (2) On March 20, 2003, we filed a current report on Form 8-K containing the certification required by section 906 of the Sarbanes-Oxley Act of 2002 with respect to our Annual Report on Form 10-K for the year ended December 31, 2002.

     (3) On March 21, 2003, we filed a current report on Form 8-K announcing results for the fiscal year ended December 31, 2002.

SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           eXEGENICS INC.


Date:    May 13, 2003                       /s/ Ronald L. Goode
                                           ------------------------------------
                                           Chairman, President &
                                           Chief Executive Officer

Date:    May 13, 2003
                                            /s/ David E. Riggs
                                           ------------------------------------
                                           David E. Riggs
                                           Vice President - Finance,
                                           Chief Business Officer
                                           and Chief Financial Officer

                                  EXHIBIT INDEX


EXHIBIT
NUMBER            DESCRIPTION
-------           -----------
99.1              Certifications pursuant to Rule 13(a-)14 of the Securities and
                  Exchange Act of 1934 as adopted pursuant to Section 302 of the
                  Sarbanes-Oxley Act of 2002 for the quarterly period ended
                  March 31, 2003.

99.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended March 31, 2003.