Form 10-Q
period 2003-06-30
EXEGENICS INC
filed 2003-08-14
CIK 944809

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2003.

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ________ to _______.

                         Commission file number 00-26078
                                                --------

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

                                 (214) 358-2000
                                 --------------
              (Registrant's Telephone Number, Including Area Code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No []

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2): Yes [ ] No [X]


As of August 14, 2003 the registrant had 16,184,486 shares of common stock outstanding.

                        EXEGENICS INC. TABLE OF CONTENTS


                                                                                                         Page(s)
                                                                                                         -------
PART I.  FINANCIAL INFORMATION

                  Item 1.  Financial Statements:


                              Balance Sheets as of June 30, 2003 (unaudited)
                              and December 31, 2002                                                            3

                              Statements of Operations for the Three Months and
                              Six Months Ended June 30, 2003 and 2002 (unaudited)                              4

                              Statements of Cash Flows for the Six Months
                              Ended June 30, 2003 and 2002 (unaudited)                                         5

                              Notes to Financial Statements                                                    6

                  Item 2.  Management's Discussion and Analysis of Financial
                           Condition and Results of Operations                                                11

                  Item 3.  Quantitative and Qualitative Disclosures About Market Risk                         16

                  Item 4.  Controls and Procedures                                                            16

PART II.  OTHER INFORMATION

                  Item 1.  Legal Proceedings                                                                  17

                  Item 2.  Changes in Securities and Use of Proceeds                                          17

                  Item 3.  Defaults Upon Senior Securities                                                    17

                  Item 4.  Submission of Matters to a Vote of Security Holders                                17

                  Item 5.  Other Information                                                                  18

                  Item 6.  Exhibits and Reports on Form 8-K                                                   18


SIGNATURES
                                                                                                              20

EXHIBIT INDEX                                                                                                 21

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                                 EXEGENICS Inc.

                                 BALANCE SHEETS
                        (in thousands, except share data)


                                                                                               June 30,         December 31,
                                                                                                 2003               2002
                                                                                             -----------        ------------
                                                                                             (unaudited)
                                          ASSETS
Current assets:
 Cash and cash equivalents                                                                     $ 13,487           $  6,188
 Restricted cash                                                                                    550                550
 Investments                                                                                         --             10,004
 Prepaid expenses and other current assets                                                          207                515
                                                                                               --------           --------
  Total current assets                                                                           14,244             17,257

Other assets                                                                                         33                258
                                                                                               --------           --------
Total assets                                                                                   $ 14,277           $ 17,515
                                                                                               ========           ========


                           LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Accounts payable and accrued expenses                                                         $    810           $  1,239
 Current portion of capital lease obligations                                                        97                 94
                                                                                               --------           --------
  Total current liabilities                                                                         907              1,333

Capital lease obligations, less current portion                                                      59                108
                                                                                               --------           --------

Total liabilities                                                                                   966              1,441
                                                                                               --------           --------


Commitments and contingencies                                                                        --                 --

Stockholders' equity:
Preferred stock - $.01 par value, 10,000,000 shares authorized; 910,857 and
828,023 shares of Series A convertible preferred issued and outstanding
(liquidation value $2,277,000 and $2,070,000)                                                         9                  8
Common stock - $.01 par value, 30,000,000 shares authorized; 16,184,486 shares issued               162                162
Additional paid-in capital                                                                       67,291             67,272
Subscriptions receivable                                                                           (302)              (301)
Accumulated deficit                                                                             (51,279)           (48,497)
Treasury stock, 511,200 shares of common stock, at cost                                          (2,570)            (2,570)
                                                                                               --------           --------

Total stockholders' equity                                                                       13,311             16,074
                                                                                               --------           --------

Total liabilities and stockholders' equity                                                     $ 14,277           $ 17,515
                                                                                               ========           ========

                             See accompanying notes.

                                 EXEGENICS Inc.

                            STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)


                                                                       Three Months Ended                   Six Months Ended
                                                                            June 30,                             June 30,
                                                                  ---------------------------           ---------------------------
                                                                    2003               2002               2003               2002
                                                                  --------           --------           --------           --------
                                                                          (unaudited)                           (unaudited)
Revenue:
Licensing & research fees                                         $     --           $    222           $     13           $    556
                                                                  --------           --------           --------           --------

Operating Expenses:
Research and development                                                32              1,254                163              2,476
General and administrative                                           1,513              1,031              2,309              2,097
Expenses related to strategic redirection, net
   of reimbursements                                                   299                 --                447                 --
                                                                  --------           --------           --------           --------
                                                                     1,844              2,285              2,919              4,573
                                                                  --------           --------           --------           --------

Operating loss                                                      (1,844)            (2,063)            (2,906)            (4,017)

Other (income) expense, primarily interest                             (49)              (178)              (124)              (364)
                                                                  --------           --------           --------           --------

Net Loss                                                            (1,795)            (1,885)            (2,782)            (3,653)
Preferred stock dividend                                                --                 --                (31)              (169)
                                                                  --------           --------           --------           --------

Net loss attributable to common shareholders                      $ (1,795)          $ (1,885)          $ (2,813)          $ (3,822)
                                                                  ========           ========           ========           ========


Net loss per share-basic and diluted                              $  (0.11)          $  (0.12)          $  (0.18)          $  (0.24)
                                                                  ========           ========           ========           ========

Weighted average number of shares outstanding -
   basic and diluted                                                15,673             15,673             15,673             15,671
                                                                  ========           ========           ========           ========



                             See accompanying notes.

                                 EXEGENICS Inc.

                            STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                                                                 Six Months Ended
                                                                                                     June 30,
                                                                                             ---------------------------
                                                                                               2003               2002
                                                                                             --------           --------
                                                                                                      (unaudited)
Cash flows from operating activities:
        Net loss                                                                             $ (2,782)          $ (3,653)
        Adjustments to reconcile net loss to net cash used in operating activities:
             Depreciation and amortization                                                         46                210
             Value assigned to common shares and options                                           20                125
             Changes in:
                 Prepaids and other assets                                                        308                248
                 Deferred revenue                                                                  --                (56)
                 Accounts payable and accrued expenses                                           (243)              (336)
                                                                                             --------           --------
          Net cash used in operating activities                                                (2,651)            (3,462)
                                                                                             --------           --------

Cash flows from investing activities:
          Maturity of investment                                                               10,000                 23
          (Purchase) sale of equipment                                                             (4)               110
                                                                                             --------           --------
          Net cash provided by investing activities                                             9,996                133
                                                                                             --------           --------

Cash flows from financing activities:
          Capital lease payments                                                                  (46)               (46)
                                                                                             --------           --------
          Net cash used in financing activities                                                   (46)               (46)
                                                                                             --------           --------

NET INCREASE (DECREASE) IN CASH                                                                 7,299             (3,375)
Cash and cash equivalents at beginning of period                                                6,188             14,995
                                                                                             --------           --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                   $ 13,487           $ 11,620
                                                                                             ========           ========


                             See accompanying notes.

                                 EXEGENICS INC.

                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2003
                                   (Unaudited)



(1)      FINANCIAL STATEMENT PRESENTATION

         The unaudited financial statements of eXegenics Inc., a Delaware corporation (the "Company"), included herein have been prepared in accordance with the rules and regulations promulgated by the Securities and Exchange Commission and, in the opinion of management, reflect all adjustments necessary to present fairly the results of operations for the interim periods presented. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, management believes that the disclosures are adequate to make the information presented not misleading. These financial statements and the notes thereto should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K and in the Amendment to the Annual Report on Form 10-K/A for the fiscal year ended December 31, 2002. The results for the interim periods are not necessarily indicative of the results for the full fiscal year.

(2)      CASH, CASH EQUIVALENTS AND INVESTMENTS

         The Company considers all non-restrictive, highly liquid short-term investments purchased with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents, which amount to $13,487,000 and $6,188,000 at June 30, 2003 and December 31, 2002,
         respectively, consist principally of interest-bearing cash deposits placed with a single financial institution. Restricted cash, which amounts to $550,000 at both June 30, 2003 and December 31, 2002, consists of certificates of deposits that are used as collateral for equipment leases.

         Investments at December 31, 2002, consisted of a $10,004,000 government agency debt security of which $4,000 represented the remaining unamortized premium associated with the initial purchase of the security. The security matured in February 2003.

(3)      LOSS PER COMMON SHARE

         Basic and diluted loss per common share is based on the net loss increased by dividends on preferred stock divided by the weighted average number of common shares outstanding during the period. No effect has been given to outstanding options, warrants or convertible preferred stock in the diluted computation, as their effect would be antidilutive.

(4)      STOCKHOLDERS' EQUITY

         The Company accounts for its stock-based compensation plans under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." In October 1995, the Financial Accounting Standards Board issued Statement No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), which establishes a fair value-based method of accounting for stock-based compensation plans. The Company has adopted the disclosure-only alternative under SFAS No. 123. The Company accounts for stock based compensation to non-employees using the fair value method in accordance with SFAS No. 123 and Emerging Issues Task Force (EITF) Issue No. 96-18. The Company has recognized deferred stock compensation related to certain stock option and warrants grants. No options to purchase shares of common stock were granted in return for consulting services for the six months ended June 30, 2003. During the six months ended June 30, 2002, the Company granted 10,000 and 25,000 options to purchase shares of common stock at $3.20 and $1.67 per share, respectively, in return for consulting services. The Company valued these options based on the Black-Scholes option pricing model. As a result, the Company recorded charges of $14,000 and $18,000 for the three months and the six months ended June 30, 2002, respectively, related to these grants. In connection with other option grants to consultants in previous years, the Company recorded charges of $15,000 and $20,000 the three months and six months ended June 30, 2003, respectively, and $26,000 and $107,000 for the three months and six months ended June 30, 2002, respectively.

         We reported 910,822 shares of preferred stock issued and outstanding at March 31, 2003. According to our stock transfer agent, 910,857 shares of preferred stock were outstanding at March 31, 2003 and June 30, 2003. This difference was due to the issuance of full rather than fractional shares of stock associated with the January 2003 preferred stock dividend.

         Additional paid-in capital was $67,291,000 at June 30, 2003, an increase of $19,000 from December 31, 2002. This increase was the result of option grant compensation for consultants of $20,000 during the six months ended June 30, 2003 discussed in the previous paragraph, partially offset by the $1,000 charge for the par value of the additional shares of Series A convertible preferred stock issued to satisfy the yearly dividend requirement.

         On June 9, 2003, in an effort to preserve the ability of the Board and eXegenics' senior management to resist takeover proposals believed to be inadequate and thus protect stockholder value, eXegenics adopted a stockholder rights plan (the "Rights Plan"). The Rights Plan requires any party seeking to acquire 15% or more of the outstanding eXegenics common stock to obtain the approval of the Board or else the rights granted to eXegenics' stockholders under the Rights Plan that are not held by the acquirer will become exercisable for eXegenics common stock, or common stock of the acquirer, at a discounted price that would make the acquisition prohibitively expensive.

(5)      STRATEGIC REDIRECTION

         During the six months ended June 30, 2003, the Company recognized additional expenses of $711,000 for severance benefits and legal and other expenses related to terminated scientific programs. These costs were offset by expense reimbursement from Bristol Myers Squibb ("BMS") of $264,000 received during the same period, resulting in a net charge of $447,000 for the six months ended June 30, 2003. Cash payments of $460,000 were charged against previously accrued restructuring expenses during the six months ended June 30, 2003.

         During the three months ended June 30, 2003, the Company recognized additional expenses of $563,000 for severance benefits and legal and other expenses related to terminated scientific programs. These costs were offset by expense reimbursement from BMS of $264,000 received during the same period, resulting in a net charge of $299,000 for the three months ended June 30, 2003. Cash payments of $80,000 were charged against previously accrued restructuring expenses during the three months ended June 30, 2003.

(6)      STOCK OPTIONS

         The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS Statement No. 123, Accounting for Stock-Based Compensation, to stock-based compensation.

                                                                   Three Months Ended                Six Months Ended
                                                                         June 30,                         June 30,
                                                               --------------------------        -------------------------
                                                                  2003            2002              2003            2002
                                                               ---------        ---------        ---------        --------
                                                                (in thousands, except per        (in thousands, except per
                                                                       share amounts)                 share amounts)
                                                                        (unaudited)                       (unaudited)
Net loss attributable to common stockholders as reported       $  (1,795)       $  (1,885)       $  (2,813)       $(3,822)


Deduct: Total stock-based employee compensation
expense determined under fair value based method
for all awards, net of related tax effects                           (33)            (163)             (90)          (410)
                                                               ---------        ---------        ---------        -------

Pro forma net loss                                             $  (1,828)       $  (2,048)       $  (2,903)       $(4,232)
                                                               =========        =========        =========        =======

Earnings per share:

Basic and diluted - as reported                                $   (0.11)       $   (0.12)       $   (0.18)       $ (0.24)
                                                               =========        =========        =========        =======

Basic - pro forma                                              $   (0.12)       $   (0.13)       $   (0.19)       $ (0.27)
                                                               =========        =========        =========        =======

         The Company has adopted the provisions of SFAS 148, Accounting for Stock-Based Compensation-Transition and Disclosure, which requires disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reporting results. The Black-Scholes option valuation model was developed for use in estimating the fair market value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because our stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair market value estimates, in management's option, the existing modes do not necessarily provide a reliable single measure of the fair market value of our stock options.


(7)      RECLASSIFICATIONS

         Certain prior year amounts have been reclassified to conform to current year presentation.

(8)      NEW ACCOUNTING PRONOUNCEMENT

In November 2002, the FASB issued FASB Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34, or FIN No. 45. FIN No. 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of certain guarantees. The initial recognition and initial measurement provisions of FIN No. 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. Since January 1, 2003, we have not issued or modified any guarantees as defined by FIN No. 45.

Our charter provides for indemnification, to the fullest extent permitted under Delaware law, of any person who is made a party to any action or threatened with any action as a result of such person's serving or having served as one of our officers or directors or having served, at our request, as an officer or director of another company. We have separate indemnification agreements with certain of our officers and directors. The indemnification does not apply if, among other things, the person's conduct is finally adjudicated to have been knowingly fraudulent or deliberately dishonest, or to constitute willful misconduct. The indemnification obligation survives termination of the indemnified party's involvement with us but only as to those claims arising from such person's role as an officer or director. The maximum potential amount of future payments that we could be required to make under the charter provision and the corresponding indemnification agreements is unlimited; however, we have director and officer insurance policies that, in most cases, would limit our exposure and enable us to recover a portion of any future amounts paid.

We also enter into indemnification provisions under our agreements with other companies in the ordinary course of business, typically with business partners, contractors, clinical sites and customers. Under these provisions, we generally indemnify and hold harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of our activities. These indemnification provisions generally survive termination of the underlying agreement. The maximum potential amount of future payments we could be required to make under these indemnification provisions is unlimited. However, to date we have not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions.

(9)      NEW BUSINESS STRATEGY

eXegenics historically operated as a drug discovery company. In 2002, however, changing market conditions led the Board and eXegenics senior management to consider strategies that would shift the focus of eXegenics from drug discovery into clinical drug development for the purpose of building stockholder value. To that end, the Board concluded that it would be in the best interests of eXegenics' stockholders if eXegenics entered into a business combination with a company having products in clinical development and/or pursued a strategy of in-licensing compounds already engaged in human clinical trials and completed that process.

(10)     LITIGATION

On May 15, 2003, The M&B Weiss Family Limited Partnership of 1996 filed a lawsuit in the Delaware Court of Chancery, purportedly as a class action on behalf of all other similarly situated stockholders of eXegenics, against eXegenics and certain of its directors, and purportedly as a derivative action on behalf of eXegenics against the directors (the "Weiss Litigation"). The complaint alleges, among other things, that the defendants have mismanaged eXegenics, have made unwarranted and wasteful loans and payments to certain directors and third parties, have disseminated a materially false and misleading proxy statement in connection with the 2003 annual meeting of eXegenics' stockholders, and have breached their fiduciary duties to act in the best interests of eXegenics and its stockholders. The complaint seeks, among other things, court orders mandating that the defendants cooperate with parties proposing bona fide transactions to maximize stockholder value, make corrective disclosures with respect to the proxy statement for the 2003 annual meeting, and account to eXegenics and the plaintiffs for damages suffered as a result of the actions alleged in the complaint. The plaintiffs are, in addition, seeking an award of costs and attorneys' fees and expenses. eXegenics and the individual defendants believe the suit to be without merit. Accordingly, on June 9, 2003, the defendants filed a joint motion with the Delaware Court of Chancery to dismiss the complaint for failure to state a claim and for failure to make the statutorily required demand on eXegenics to assert the subject claims. eXegenics cannot predict at this point the length of time that the Weiss Litigation will be ongoing or the liability, if any, which may arise therefrom.

On the same date that the Weiss Litigation was commenced, Dr. Ira J. Gelb and Mr. Irwin C. Gerson resigned as directors of eXegenics citing in their respective letters of resignation apparent stockholder dissatisfaction with the management of the business of eXegenics by the Board and eXegenics senior management. Furthermore, on May 19, 2003, Gary M. Frashier's service as a director ended.

(11)     AVI BIOPHARMA, INC. TENDER OFFER

On June 26, 2003, representatives from eXegenics and AVI BioPharma, Inc. ("AVI") met to discuss a merger between the two companies. The terms of the proposed transaction with AVI would offer eXegenics' stockholders shares of the AVI's common stock valued roughly at 110% of the net cash and cash equivalents expected to be held by eXegenics at August 31, 2003, the earliest date by which the parties anticipated the transaction could be completed.

The eXegenics Board of Directors on July 16, 2003 unanimously determined that the merger offer by AVI is fair to and in the best interests of the holders of eXegenics' common stock and the holders of eXegenics' preferred stock, approved the merger agreement and the transactions contemplated thereby and declared that the merger agreement is advisable. The Board further resolved that it would unanimously recommend that eXegenics' stockholders accept AVI's offer, tender their shares in the offer and vote to adopt the merger agreement (if a vote becomes requires under applicable law). On July 25, 2003, AVI commenced the offer.

Our liquidity is primarily affected by responding to the unsolicited tender offer and by the proposed merger with AVI. Under the terms of the merger agreement, we are bound by covenant to having cash and cash equivalents net of accrued and potential liabilities of at least $9,000,000 at the expiration of the tender offer. We believe we will satisfy this condition. We estimate further expenses related to the unsolicited tender offer and merger transactions to include:

            Legal                               $  692,000
            Transaction fees & solicitation        882,000
            Directors & Officers Insurance*      1,013,000
            Wages, Salaries and Severance        1,196,000
            Termination of Lease Obligations       375,000
            Other                                  259,000
                                                ----------
                                  Total         $4,417,000
                                                ==========

* eXegenics has indemnification agreements with its directors, in addition to the rights to indemnification afforded such individuals in eXegenics' bylaws. The indemnification agreements require eXegenics to maintain directors' and officers' liability insurance covering these individuals for a period from the date of such agreements until six years after the last date on which the individual ceases to be a director, officer, employee, agent or fiduciary of eXegenics. Consistent with these existing obligations, the merger agreement requires eXegenics to procure a six-year "tail" coverage policy for the benefit of each current and former director and officer with whom eXegenics has entered into an indemnification agreement. The estimated cost of this policy is $1,013,000.

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

eXegenics historically operated as a drug discovery company. In 2002, however, changing market conditions led the Board and eXegenics senior management to consider strategies that would shift the focus of eXegenics from drug discovery into clinical drug development for the purpose of building stockholder value. To that end, the Board concluded that it would be in the best interests of eXegenics' stockholders if eXegenics entered into a business combination with a company having products in clinical development and/or pursued a strategy of in-licensing compounds already engaged in human clinical trials and completed that process.

On May 15, 2003, The M&B Weiss Family Limited Partnership of 1996 filed a lawsuit in the Delaware Court of Chancery, purportedly as a class action on behalf of all other similarly situated stockholders of eXegenics, against eXegenics and certain of its directors, and purportedly as a derivative action on behalf of eXegenics against the directors (the "Weiss Litigation"). The complaint alleges, among other things, that the defendants have mismanaged eXegenics, have made unwarranted and wasteful loans and payments to certain directors and third parties, have disseminated a materially false and misleading proxy statement in connection with the 2003 annual meeting of eXegenics' stockholders, and have breached their fiduciary duties to act in the best interests of eXegenics and its stockholders. The complaint seeks, among other things, court orders mandating that the defendants cooperate with parties proposing bona fide transactions to maximize stockholder value, make corrective disclosures with respect to the proxy statement for the 2003 annual meeting, and account to eXegenics and the plaintiffs for damages suffered as a result of the actions alleged in the complaint. The plaintiffs are, in addition, seeking an award of costs and attorneys' fees and expenses. eXegenics and the individual defendants believe the suit to be without merit. Accordingly, on June 9, 2003, the defendants filed a joint motion with the Delaware Court of Chancery to dismiss the complaint for failure to state a claim and for failure to make the statutorily required demand on eXegenics to assert the subject claims. eXegenics cannot predict at this point the length of time that the Weiss Litigation will be ongoing or the liability, if any, which may arise therefrom.

On the same date that the Weiss Litigation was commenced, Dr. Ira J. Gelb and Mr. Irwin C. Gerson resigned as directors of eXegenics citing in their respective letters of resignation apparent stockholder dissatisfaction with the management of the business of eXegenics by the Board and eXegenics senior management. Furthermore, on May 19, 2003, Gary M. Frashier's service as a director ended.

On May 29, 2003, EI Acquisition Inc. ("EI Acquisition"), a wholly-owned subsidiary of Foundation Growth Investments LLC (together with EI Acquisition, the "Foundation Group"), commenced an unsolicited cash tender offer (the "Foundation Offer") for all of the outstanding shares of common stock and Series A preferred stock at a price of $0.40 per share, which offer price was later reduced to $0.37 per share. For the reasons described in eXegenics' Solicitation/Recommendation Statement on Schedule 14D-9 in response to the Foundation Offer, filed with the Securities and Exchange Commission on June 12, 2003,
as amended (the "Foundation Schedule 14D-9"), the Board has unanimously recommended that eXegenics stockholders reject the Foundation Offer and not tender their shares of eXegenics Stock to the Foundation Group. On July 31, 2003, the Foundation Group announced that it has raised the offer price to $0.51 per share.

On June 9, 2003, in an effort to preserve the ability of the Board and eXegenics' senior management to resist inadequate takeover proposals and thus protect stockholder value, eXegenics adopted a stockholder rights plan (the "Rights Plan"). The Rights Plan requires any party seeking to acquire 15% or more of the outstanding eXegenics common stock to obtain the approval of the Board or else the rights granted to eXegenics' stockholders under the Rights Plan that are not held by the acquirer will become exercisable for eXegenics common stock, or common stock of the acquirer, at a discounted price that would make the acquisition prohibitively expensive.

On June 18, 2003, the Foundation Group filed with the Securities and Exchange Commission (the "Commission") preliminary proxy materials relating to its commencement of a solicitation of eXegenics' stockholders to consent to the removal of all the members of eXegenics' board of directors and the election of three new directors nominated by the Foundation Group to serve as the sole members of eXegenics' board of directors. The Foundation Group's consent solicitation materials stated the belief of the Foundation Group that, if elected, the Foundation Group's nominees would consider taking the following actions: (i) exempting the Foundation Group from the application of the poison pill adopted by eXegenics' board of directors; (ii) exempting the Foundation Group from the application of the Delaware anti-takeover statute; (iii) repealing all of the recent amendments to eXegenics' bylaws, which provide, among other things, for certain procedures for stockholder proposals and nominations to be presented at stockholder meetings and for stockholders taking action by written consent; and (iv) approving a merger between eXegenics and EI Acquisition Inc. following the completion of the Foundation Offer. On June 25, 2003, eXegenics filed with the Commission preliminary proxy materials relating to its opposition to the Foundation Group's consent solicitation. eXegenics' materials stated the belief of eXegenics that its stockholders should not provide their consent to the Foundation Group's proposals and should revoke any such consents that might have been given.

On June 26, 2003, representatives from eXegenics and AVI BioPharma, Inc. ("AVI") met to discuss a merger between the two companies. The terms of the proposed transaction with AVI would offer eXegenics' stockholders shares of the AVI's common stock valued roughly at 110% of the net cash and cash equivalents expected to be held by eXegenics at August 31, 2003, the earliest date by which the parties anticipated the transaction could be completed.

The eXegenics Board of Directors on July 16, 2003 unanimously determined that the merger offer by AVI is fair to and in the best interests of the holders of eXegenics' common stock and the holders of eXegenics' preferred stock, approved the merger agreement and the transactions contemplated thereby and declared that the merger agreement is advisable. The Board further resolved that it would unanimously recommend that eXegenics' stockholders accept AVI's offer, tender their shares in the offer and vote to adopt the merger agreement (if a vote becomes requires under applicable law). On July 25, 2003, AVI commenced the offer.

On August 11, 2003, AVI announced that it had amended the terms of its offer and extended the offer to August 29, 2003. Under the terms of the amended offer, AVI is offering to exchange 0.123 of a share of AVI common stock for each share of eXegenics common stock, and 0.185 of a share of AVI common stock for each share of eXegenics preferred stock. These exchange ratios represent an increase of approximately 20 percent over the corresponding exchange ratios previously announced by AVI. Also on August 11, 2003, eXegenics announced that its Board of Directors had unanimously reaffirmed its recommendation that stockholders accept AVI's offer and reject the unsolicited offer by the Foundation Group.


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


RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED JUNE 30, 2003 AND 2002

Revenue

There were no revenues for the three months ended June 30, 2003. Revenues were $222,000 for the three months ended June 30, 2002, which were attributable to license and research and development payments from Bristol-Myers Squibb ("BMS").

Research and Development Expenses

We incurred research and development expenses of $32,000 for the three months ended June 30, 2003 and $1,254,000 for the three months ended June 30, 2002, a decrease of $1,222,000 or 97 percent. The decrease in research and development expenses for the three months ended June 30, 2003, as compared to the same period in 2002, was attributable to the termination of substantially all research programs resulting in a $396,000 decrease in research salaries and benefits, a $204,000 decrease in contract research, license and royalty agreements, and a $406,000 decrease in research services, supplies and consultants. The remaining decrease of $216,000 was due to decreased building, equipment, depreciation and other research and development expenses.

General and Administrative Expenses

We incurred general and administrative expenses as of $1,513,000 for the three months ended June 30, 2003 and $1,031,000 for the three months ended June 30, 2002, an increase of $482,000 or 47 percent. The increase in general and administrative expenses for the three months ended June 30, 2003 as compared to the same period in 2002 was attributable to a $430,000 increase in legal fees and a $52,000 increase in other operating expenses. Legal expenses for the three months ended June 30, 2003 included approximately $44,000 related to threatened or pending litigation and $330,000 related primarily to responding to the Foundation Group unsolicited tender offer, as well as the AVI merger transaction. Total transaction related expenses, including business and legal expenses, incurred in the quarter ended June 30, 2003 were approximately $520,000.

Expenses Related to Strategic Redirection

Expenses related to strategic redirection, net of recoveries, were $299,000 for the quarter ended June 30, 2003. We incurred $563,000 in expenses from operations terminated during the three months ended June 30, 2003, which included $272,000 for terminated employees, a charge of $170,000 for writing down laboratory equipment to its estimated resale value, and $121,000 for other expenses related to terminated scientific programs. This amount was offset by the reimbursement of $264,000 of research and development costs from BMS. Approximately $362,000 in accrued expenses remains to be paid.

Other Income and Expense

Other income, net of other expenses, was $49,000 and $178,000 for the three months ended June 30, 2003 and June 30, 2002, respectively, a decrease of $129,000 or 72 percent. This decrease was due primarily to a decline in interest income of $142,000, from $182,000 for the three months ended June 30, 2002 to $40,000 for the same period in 2003. The decrease in interest income was due to lower interest rates in 2003 and also to lower invested balances. The decrease in interest income was partially offset by an increase in gains on the disposition of assets and other miscellaneous income totaling $13,000.

Net Loss

We incurred a net loss attributable to common shareholders of $1,795,000 and $1,885,000 for the three months ended June 30, 2003 and June 30, 2002, respectively. The decrease in net loss of $90,000 was primarily the result of the aforementioned changes in our operations. Net loss per common share was $0.11 and $0.12 for the three months ended June 30, 2003 and June 30, 2002, respectively.

FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002

Revenue

Revenues were $13,000 and $556,000 for the six months ended June 30, 2003 and 2002, respectively, a decrease of $543,000 or 98 percent. Revenues in both periods were attributable to license and research and development payments from our agreements, with Aventis in 2003 and Bristol-Myers Squibb in 2002. Since we have terminated substantially all licenses to research and development agreements, we do not expect to record revenue for the foreseeable future.

Research and Development Expenses

We incurred research and development expenses of $163,000 for the six months ended June 30, 2003 and $2,476,000 for the six months ended June 30, 2002, a decrease of $2,313,000 or 93 percent. The decrease in research and development expenses for the six months ended June 30, 2003 as compared to the same period in 2002 was attributable to the termination of substantially all research programs resulting in a $768,000 decrease for research salaries and benefits, a $551,000 decrease in expenses for contract research, licenses and royalties, and a $639,000 decrease in research services, supplies, and consultants. The remaining decrease of $355,000 was due to decreased building, equipment, depreciation and lab supplies expenses.

General and Administrative Expenses

We incurred general and administrative expenses of $2,309,000 for the six months ended June 30, 2003 and $2,097,000 for the six months ended June 30, 2002, an increase of $212,000 or 10 percent. The increase in general and administrative expenses for the six months ended June 30, 2003 as compared to the same period in 2002 was attributable to a $421,000 increase in corporate legal activities and a $76,000 increase in professional consulting fees and a $40,000 increase in other operating expenses, partially offset by a $325,000 decrease in expenses and legal services related to intellectual property. Legal expenses for the six months ended June 30, 2003 included approximately $44,000 related to threatened or pending litigation and $355,000 related primarily to responding to the Foundation Group unsolicited tender offer, as well as the AVI merger transaction. Total transaction related expenses, including business and legal expenses, incurred in the six months ended June 30, 2003 were approximately $554,000.

Expenses Related to Strategic Redirection

We incurred expenses related to strategic redirection, net of recoveries, of $447,000 for the six months ended June 30, 2003. The charge was primarily due to $399,000 in severance benefits and $170,000 for the write down of laboratory equipment to its estimated resale value. In addition, there were charges of $142,000 for other expenses of terminated scientific programs. These expenses were partially offset by the $264,000 reimbursement from Bristol-Myers Squibb.

Other Income and Expense

Other income, net of other expenses, was $124,000 and $364,000 for the six months ended June 30, 2003 and June 30, 2002, respectively, a decrease of $240,000 or 66 percent. This change was due primarily to a decrease in interest income of $258,000 for the six months ended June 30, 2003 as compared to the same period in 2002. The decrease in interest income was due to lower interest rates in 2003 and also to lower invested balances. The decline in interest income was partially offset by the net increase in other income and expense of $18,000.

Net Loss

In the six months ended June 30, 2003, we incurred a net loss attributable to common shareholders of $2,813,000, or 26 percent less than the $3,822,000 loss for the six months ended June 30, 2002. The decrease in net loss of $1,009,000 was primarily the result of the aforementioned changes in our operations. Net loss per common share was $0.18 for the six months ended June 30, 2003 and $0.24 for the six months ended June 30, 2002.

Liquidity and Capital Resources

At June 30, 2003, we had cash and cash equivalents of approximately $14,037,000. Since our inception, we have financed our operations from debt and equity financings as well as fees received from licensing and research and development agreements. During the six months ended June 30, 2003, net cash used in operating activities was $2,651,000, the largest elements of which were payments, net of reimbursements, of approximately $737,000 related to the termination of scientific programs. In addition, during the six months ended June 30, 2003, we received $10,000,000 from a maturing investment instrument. The latter funds were reinvested in short-term money market instruments.

Our liquidity is primarily affected by responding to the unsolicited tender offer and by the proposed merger with AVI. Under the terms of the merger agreement, we are bound by covenant to having cash and cash equivalents net of accrued and potential liabilities of at least $9,000,000 at the expiration of the tender offer. We believe we will satisfy this condition. We estimate further expenses related to the unsolicited tender offer and merger transactions to include:

            Legal                              $  692,000
            Transaction fees & solicitation       882,000
            Directors & Officers Insurance*     1,013,000
            Wages, Salaries and Severance       1,196,000
            Termination of Lease Obligations      375,000
            Other                                 259,000
                                               ----------
                                  Total        $4,417,000
                                               ==========

* eXegenics has indemnification agreements with its directors, in addition to the rights to indemnification afforded such individuals in eXegenics' bylaws. The indemnification agreements require eXegenics to maintain directors' and officers' liability insurance covering these individuals for a period from the date of such agreements until six years after the last date on which the individual ceases to be a director, officer, employee, agent or fiduciary of eXegenics. Consistent with these existing obligations, the merger agreement requires eXegenics to procure a six-year "tail" coverage policy for the benefit of each current and former director and officer with whom eXegenics has entered into an indemnification agreement. The estimated cost of this policy is $1,013,000.

We believe that we have sufficient cash and cash equivalents on hand at June 30, 2003 to finance our plan of operation through June 30, 2004. We currently have no new material commitments to purchase capital assets or intellectual property through December 31, 2003. There can be no assurance that any required financings will be available, through bank borrowings, debt or equity offerings on acceptable terms or at all, should additional funding be required.

Trading in the Company's Common Stock

On October 25, 2002, we transferred from the Nasdaq National Market to the Nasdaq SmallCap Market as a result of our failure to comply with the Nasdaq National Market's minimum bid price requirement of $1.00 per share. On January 21, 2003, we were provided an additional 180 calendar days, or until July 21, 2003, to regain compliance with such requirement. Although on July 21, 2003 we failed to regain compliance with such requirement given that we met the initial listing requirements for the Nasdaq SmallCap Market, specifically, the $5 million stockholders' equity requirement on July 21, 2003, Nasdaq provided us with an additional 90 calendar days, or until October 20, 2003 to regain compliance with the minimum bid price requirement. If we are unable to achieve or maintain the minimum $1.00 bid price per share requirement of either the Nasdaq National Market or the Nasdaq SmallCap Market, we will be delisted.

If we are delisted from the Nasdaq SmallCap Market, the liquidity of our common stock could be further materially impaired, not only with respect to the number of shares that may be bought and sold at a given price, but also through delays in the timing of transactions and reduction in media coverage of our company.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to financial market risk, including changes in interest rates, relates primarily to our cash and cash equivalents portfolio. Our cash and cash equivalents portfolio is invested in money market funds that maintain large portfolios consisting of short-term securities with investment grade ratings to minimize interest rate and credit risk as well as to provide for an immediate source of funds. Due to the nature of our investments we have concluded that there is no material market risk exposure. We do not believe that a 100 basis point increase or decrease in interest rates would significantly impact our business. We do not have any derivative instruments. We operate only in the United States and all sales have been made in U.S. dollars. We do not have any material exposure to changes in foreign currency exchange rates.


ITEM 4.  CONTROLS AND PROCEDURES

Our management, including President and Chief Executive Officer Ronald L. Goode and Chief Business Officer and Chief Financial Officer David E. Riggs, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q, have concluded that, based on such evaluation, our disclosure controls and procedures were adequate and effective, particularly during the period in which this Quarterly Report on Form 10-Q was being prepared.

Further, there were no significant changes in the internal control over financial reporting, identified in connection with the evaluation of such internal control that occurred during our last fiscal quarter, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.


PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On May 15, 2003, a lawsuit was filed by The M&B Weiss Family Limited Partnership of 1996 in the Delaware Court of Chancery against eXegenics, purportedly as a class action on behalf of the plaintiff and on behalf of all other similarly situated stockholders of eXegenics, and as a derivative action on behalf of eXegenics against certain directors and senior officers of eXegenics. The complaint alleges, among other things, that the defendants have mismanaged eXegenics, have made unwarranted and wasteful loans and payments to certain directors and third parties, have disseminated a materially false and misleading proxy statement in connection with the upcoming annual meeting of eXegenics' stockholders, and have breached their fiduciary duties to act in the best interests of eXegenics and its stockholders. The complaint seeks, among other things, court orders mandating that the defendants cooperate with parties proposing bona fide transactions to maximize stockholder value, make corrective disclosures with respect to the latest proxy statement, and account to eXegenics and the plaintiffs for damages suffered as a result of the actions alleged in the complaint. The plaintiffs are in addition seeking an award of costs and attorneys' fees and expenses.

eXegenics and the individual defendant officers and directors believe the suit to be without merit. Accordingly, on June 9, 2003, the defendants filed a joint motion with the Delaware Court of Chancery to dismiss the complaint for failure to state a claim and for failure to make the statutorily required demand on eXegenics to assert the subject claims. eXegenics cannot predict at this point the length of time that this litigation will be ongoing.


ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On June 17, 2003, the Annual Meeting of Shareholders was held and the shares present voted on the following matters:

         (2.) The shareholders approved the election of the following nominees to serve on the Board of Directors:

                                           VOTES FOR          VOTES WITHHELD
                                           ----------         --------------
         Joseph M. Davie                   14,551,431            425,645
         Robert J. Easton                  14,486,736            490,338
         Ronald L. Goode                   14,551,451            425,623
         Walter M. Lovenberg               14,551,431            425,643

                   Two additional nominees, Dr. Ira J. Gelb and Mr. Irwin C. Gerson, received sufficient votes to be elected to serve as directors at the Annual Meeting and would have been elected had they not resigned on May 15, 2003.

          (2.) The appointment of Ernst & Young LLP as auditors for the Company for the fiscal year 2003 was approved with 14,847,550 votes FOR, 109,232 votes AGAINST, and 20,292 votes ABSTAINING.


ITEM 5.     OTHER INFORMATION

None


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

Exhibit 3.1 Certificate of Correction to the Certificate of Amendment to the Certificate of Incorporation of eXegenics filed with the Delaware Secretary of State on July 14, 2003.*

Exhibit 4.1 Amendment to Stockholder Rights Agreement entered into as of July 16, 2003, by and between eXegenics and American Stock and Transfer Company, as Rights Agent.*

Exhibit 10.1 Form of Indemnification Agreement by and among eXegenics and certain of its current and former directors and officers.*

Exhibit 31.1 Certification of the Principal Executive Officer pursuant to Rule 13A-15(e) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended June 30, 2003.*

Exhibit 31.2 Certification of the Principal Financial Officer pursuant to Rule 13A-15(e) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended June 30, 2003.*

Exhibit 32.1 Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended June 30, 2003.*

Exhibit 32.2 Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended June 30, 2003.*

(* Filed herewith.)

(b) The following reports were filed on Form 8-K during the quarter ended June 30, 2003:

         (1) On April 11, 2003, we filed a Current Report on Form 8-K disclosing, among other things, that the termination of the Master License Agreement between the Registrant and Bristol-Myers Squibb had been finalized and that we had sent a termination notice to the related license from The Washington State University Foundation.

         (2) On May 13, 2003, we filed a Current Report on Form 8-K announcing results for the three months ended March 31, 2003.

         (3) On May 19, 2003, we filed a Current Report on Form 8-K disclosing, among other things, a lawsuit filed by The M&B Weiss Family Limited Partnership of 1996 against the Registrant and the resignation of Dr. Ira J. Gelb and Mr. Irwin C. Gerson as directors of the Registrant.

         (4) On May 30,2003, we filed a Current Report on Form 8-K announcing an unsolicited offer from EI Acquisition Inc. and Foundation Growth Investments LLC to acquire the outstanding common and preferred stock of the Registrant.

         (5) On June 9, 2003, we filed a Current Report on Form 8-K announcing the declaration of a dividend distribution of one right to purchase one one-thousandth of a share of Series B Junior Participating Preferred Stock for each outstanding share of common stock.

SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             EXEGENICS INC.


Date:    August 14, 2003                     /s/ Ronald L. Goode
                                             -----------------------------------
                                             Chairman, President & Chief
                                             Executive Officer

Date:    August 14, 2003
                                             /s/ David E. Riggs
                                             -----------------------------------
                                             David E. Riggs
                                             Vice President, Chief Business
                                             Officer and Chief Financial Officer

                                  EXHIBIT INDEX

EXHIBIT
NUMBER   DESCRIPTION
-------  -----------
3.1      Certificate of Correction to the Certificate of Amendment to the
         Certificate of Incorporation of eXegenics field with the Delaware
         Secretary of State on July 14, 2003.

4.1 Amendment to stockholder Rights Agreement entered into as of July 16, 2003, by and between eXegenics and American Stock and Transfer Company, as Rights Agent.

10.1 Form of Indemnification Agreement by and among eXegenics and certain of its current and former directors and officers.


31.1     Certification of the Principal Executive Officer pursuant to Rule
         13A-14 of the Securities Exchange Act of 1934, as adopted pursuant to
         Section 302 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended June 30, 2003.

31.2     Certification of the Principal Financial Officer pursuant to Rule
         13A-14 of the Securities Exchange Act of 1934, as adopted pursuant to
         Section 302 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended June 30, 2003.

32.1     Certification of the Principal Executive Officer pursuant to 18 U.S.C.
         Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley
         Act of 2002 for the quarterly period ended June 30, 2003.

32.2     Certification of the Principal Financial Officer pursuant to 18 U.S.C.
         Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley
         Act of 2002 for the quarterly period ended June 30, 2003.