Form 10-Q
period 2003-09-30
EXEGENICS INC
filed 2003-11-14
CIK 944809

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2003.

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to ,

Commission file number 00-26078

eXegenics Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	75-2402409

(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

2110 Research Row
Dallas, Texas 75235
(Address of Principal Executive Offices)

(214) 358-2000
(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2): Yes ☐ No ☒

As of November 10, 2003, the registrant had 15,703,579 shares of common stock outstanding.

eXegenics Inc. TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

eXegenics Inc.

BALANCE SHEETS
(in thousands, except share data)

	September 30,	December 31,
	2003	2002

	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$11,048	$6,138
Restricted cash	600	600
Investments	—	10,004
Prepaid expenses and other current assets	794	515

Total current assets	12,442	17,257
Other assets	28	258

Total assets	$12,470	$17,515

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$552	$1,239
Current portion of capital lease obligations	98	94

Total current liabilities	650	1,333
Capital lease obligations, less current portion	34	108

Total liabilities	684	1,441

Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock — $.01 par value, 10,000,000 shares authorized; 890,984 and 828,023 shares of Series A convertible preferred issued and outstanding (liquidation value $2,227,000 and $2,070,000)	9	8
Common stock — $.01 par value, 30,000,000 shares authorized; 16,314,359 and 16,184,486 shares issued	163	162
Additional paid-in capital	67,294	67,272
Subscriptions receivable	(306)	(301)
Accumulated deficit	(52,804)	(48,497)
Treasury stock, 611,200 and 511,200 shares of common stock, at cost	(2,570)	(2,570)

Total stockholders’ equity	11,786	16,074

Total liabilities and stockholders’ equity	$12,470	$17,515

See accompanying notes.

eXegenics Inc.

STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

	(unaudited)		(unaudited)
Revenue:
Licensing & research fees	$—	$—	$13	$556

Operating expenses:
Research and development	—	824	154	3,301
General and administrative	1,441	2,025	3,759	4,123
Expenses related to strategic redirection, net of reimbursements	114	—	561	—

	1,555	2,849	4,474	7,424

Operating loss	(1,555)	(2,849)	(4,461)	(6,868)
Other (income) expense, primarily interest	(30)	(167)	(154)	(532)

Net loss	(1,525)	(2,682)	(4,307)	(6,336)
Preferred stock dividend	—	—	(31)	(169)

Net loss attributable to common shareholders	$(1,525)	$(2,682)	$(4,338)	$(6,505)

Net loss per share-basic and diluted	$(0.10)	$(0.17)	$(0.28)	$(0.42)

Weighted average number of shares outstanding — basic and diluted	15,683	15,673	15,677	15,672

See accompanying notes.

eXegenics Inc.

STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended
	September 30,

	2003	2002

	(unaudited)
Cash flows from operating activities:
Net loss	$(4,307)	$(6,336)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	47	349
Gain on disposal of assets	(12)	(4)
Value assigned to common shares and options for services	20	234
Changes in:
Prepaids and other assets	(293)	278
Deferred revenue	—	(56)
Accounts payable and accrued expenses	(494)	(337)

Net cash used in operating activities	(5,039)	(5,872)

Cash flows from investing activities:
Notes receivable — officer/shareholder	—	278
Maturity of investment	10,000	—
Sales of equipment, net of purchases	15	123

Net cash provided by investing activities	10,015	401

Cash flows from financing activities:
Payment of capital lease	(70)	(68)
Proceeds from sale of common stock through exercise of options	4	—

Net cash used in financing activities	(66)	(68)

NET INCREASE (DECREASE) IN CASH	4,910	(5,539)
Cash and cash equivalents at beginning of period	6,138	14,995

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$11,048	$9,456

See accompanying notes.

eXegenics Inc.

NOTES TO FINANCIAL STATEMENTS
September 30, 2003
(Unaudited)

(1)	Financial Statement Presentation

The unaudited financial statements of eXegenics Inc., a Delaware corporation (the “Company”), included herein have been prepared in accordance with the rules and regulations promulgated by the Securities and Exchange Commission and, in the opinion of management, reflect all adjustments necessary to present fairly the results of operations for the interim periods presented. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, management believes that the disclosures are adequate to make the information presented not misleading. These financial statements and the notes thereto should be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K and in the Amendment to the Annual Report on Form 10-K/A for the fiscal year ended December 31, 2002. The results for the interim periods are not necessarily indicative of the results for the full fiscal year.

(2)	Cash, Cash Equivalents and Investments

The Company considers all non-restrictive, highly liquid short-term investments purchased with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents, which amount to $11,048,000 and $6,138,000 at September 30, 2003 and December 31, 2002, respectively, consist principally of interest-bearing cash deposits placed with a single financial institution. Restricted cash, which amounts to $600,000 at both September 30, 2003 and December 31, 2002, consists of money market funds totaling $550,000 that are used as collateral for equipment leases and a $50,000 certificate of deposit that secures the Company credit card.

Investments at December 31, 2002, consisting of a $10,004,000 government agency debt security, matured in February 2003.

(3)	Loss Per Common Share

Basic and diluted loss per common share is based on the net loss increased by dividends on preferred stock divided by the weighted average number of common shares outstanding during the period. No effect has been given to outstanding options, warrants or convertible preferred stock in the diluted computation, as their effect would be antidilutive.

(4)	Stockholders’ Equity

The Company accounts for its stock-based compensation plans under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. In October 1995, the Financial Accounting Standards Board issued Statement No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”), which establishes a fair value-based method of accounting for stock-based compensation plans. The Company has adopted the disclosure-only alternative under SFAS No. 123. The Company accounts for stock based compensation to non-employees using the fair value method in accordance with SFAS No. 123 and Emerging Issues Task Force (EITF) Issue No. 96-18. The Company has recognized deferred stock compensation related to certain stock option and warrants grants. No options to purchase shares of common stock were granted in return for consulting services for the nine months ended September 30, 2003. During the nine months ended September 30, 2002, the Company granted 10,000 and 25,000 options to purchase shares of common stock at $3.20 and $1.67 per share, respectively, in return for consulting services. The Company valued these options based on the Black-Scholes option pricing model. As a result, the Company recorded charges of $2,000 and $20,000 for the three months and the nine months ended September 30, 2002, respectively, related to these grants. In connection with other option grants to consultants in previous years, the Company incurred no charges for the three months ended September 20, 2003, and $20,000 in charges for the nine months ended September 30, 2003. The Company incurred charges of $18,000 and $125,000 for the three months and nine months ended September 30, 2002, respectively, in connection with option grants to consultants in previous years.

Additional paid-in capital was $67,294,000 at September 30, 2003, an increase of $22,000 from December 31, 2002. This increase was the primarily due to charges for option grant compensation for consultants, as discussed in the previous paragraph.

On June 9, 2003, in an effort to preserve the ability of the Board and eXegenics’ senior management to resist inadequate takeover proposals and thus protect stockholder value, eXegenics adopted a stockholder rights plan (the “Rights Plan”). The Rights Plan requires any party seeking to acquire 15% or more of the outstanding eXegenics common stock to obtain the approval of the Board or else the rights granted to eXegenics’ stockholders under the Rights Plan that are not held by the acquirer will become exercisable for eXegenics common stock, or common stock of the acquirer, at a discounted price.

(5)	Strategic Redirection

During the nine months ended September 30, 2003, the Company recognized additional expenses of $845,000 for severance benefits and legal and other expenses related to terminated scientific programs. These costs were partially offset by expense reimbursement from Bristol Myers Squibb (“BMS”) of $284,000 received during the same period, resulting in a net charge of $561,000 for the nine months ended September 30, 2003. During the nine months ended September 30, 2003, cash payments of $511,000 were charged to restructuring expenses accrued at December 31, 2002.

During the three months ended September 30, 2003, the Company recognized additional expenses of $133,000 for severance benefits and legal and other expenses related to terminated scientific programs. These costs were partially offset by expense reimbursement from BMS of $19,000 received during the same period, resulting in a net charge of $114,000 for the three months ended September 30, 2003. During the three months ended September 30, 2003, cash payments of $68,000 were charged to restructuring expenses accrued at December 31, 2002.

(6)	Stock Options

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS Statement No. 123, Accounting for Stock-Based Compensation, to stock-based compensation.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

	(in thousands, except per share amounts)		(in thousands, except per share amounts)
	(unaudited)		(unaudited)
Net loss attributable to common stockholders as reported	$(1,525)	$(2,682)	$(4,338)	$(6,505)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of ted tax effects	(24)	(132)	(114)	(542)

Pro forma net loss	$(1,549)	$(2,814)	$(4,452)	$(7,047)

Earnings per share:
Basic and diluted — as reported	$(0.10)	$(0.17)	$(0.28)	$(0.42)

Basic — pro forma	$(0.10)	$(0.18)	$(0.28)	$(0.45)

The Company has adopted the provisions of SFAS 148, Accounting for Stock-Based Compensation — Transition and Disclosure, which requires disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reporting results. The Black-Scholes option valuation model was developed for use in estimating the fair market value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because our stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair market value estimates, in management’s option, the existing modes do not necessarily provide a reliable single measure of the fair market value of our stock options.

(7)	Reclassifications

Certain prior year amounts have been reclassified to conform to current year presentation.

(8)	New Accounting Pronouncement

In November 2002, the FASB issued FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34, or FIN No. 45. FIN No. 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of certain guarantees. The initial recognition and initial measurement provisions of FIN No. 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. Since January 1, 2003, we have not issued or modified any guarantees as defined by FIN No. 45.

In May 2003, the FASB issued SFAS 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 did not have a material effect on the Company’s financial statements.

Our charter provides for indemnification, to the fullest extent permitted under Delaware law, of any person who is made a party to any action or threatened with any action as a result of such person’s serving or having served as one of our officers or directors or having served, at our request, as an officer or director of another company. We have separate indemnification agreements with certain of our officers and directors. The indemnification does not apply if, among other things, the person’s conduct is finally adjudicated to have been knowingly fraudulent or deliberately dishonest, or to constitute willful misconduct. The indemnification obligation survives termination of the indemnified party’s involvement with us but only as to those claims arising from such person’s role as an officer or director. The maximum potential amount of future payments that we could be required to make under the charter provision and the corresponding indemnification agreements is unlimited; however, we have director and officer insurance policies that, in most cases, would limit our exposure and enable us to recover a portion of any future amounts paid.

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

(9)	Business Strategy

eXegenics historically operated as a drug discovery company. In 2002, however, changing market conditions led the Board and eXegenics senior management to consider strategies that would shift the focus of eXegenics from drug discovery into clinical drug development for the purpose of building stockholder value. To that end, the Board concluded that it would be in the best interests of eXegenics’ stockholders if eXegenics entered into a business combination with a company having products in clinical development and/or pursued a strategy of in-licensing compounds already engaged in human clinical trials and completed that process for those compounds.

Thus, eXegenics’ strategy is to deploy its assets to become a commercially oriented, specialty markets drug company focused on developing and marketing products to physicians practicing in specialist areas. This entails obtaining niche products or product candidates from outside the Company. eXegenics believes that there are substantial numbers of such niche opportunities for which our resources, internal experience and expertise make the Company an excellent partner candidate. We are currently in discussions with potential partners.

(10)	Litigation

Weiss Litigation. On May 15, 2003, The M&B Weiss Family Limited Partnership of 1996 filed a lawsuit in the Delaware Court of Chancery, purportedly as a class action on behalf of all other similarly situated stockholders of eXegenics, against eXegenics and its current directors, and purportedly as a derivative action on behalf of eXegenics against the directors (the “Weiss Litigation”). The complaint alleges, among other things, that the defendants have mismanaged eXegenics, have made unwarranted and wasteful loans and payments to certain directors and third parties, have disseminated a materially false and misleading proxy statement in connection with the 2003 annual meeting of eXegenics’ stockholders, and have breached their fiduciary duties to act in the best interests of eXegenics and its stockholders. The complaint seeks, among other things, court orders mandating that the defendants cooperate with parties proposing bona fide transactions to maximize stockholder value, make corrective disclosures with respect to the proxy statement for the 2003 annual meeting, and account to eXegenics and the plaintiffs for damages suffered as a result of the actions alleged in the complaint. The plaintiffs are, in addition, seeking an award of costs and attorneys’ fees and expenses. On June 9, 2003, the defendants filed a joint motion with the Delaware Court of Chancery to dismiss the complaint for failure to state a claim and for failure to make the statutorily required demand on eXegenics to assert the subject claims.

On September 9, 2003, a First Amended Shareholder’s Class and Derivative Complaint was filed by The M&B Weiss Family Limited Partnership of 1996 (an entity controlled by Melvyn Weiss) in the Delaware Court of Chancery against eXegenics and its directors, purportedly as a class action on behalf of the plaintiff and on behalf of all other similarly situated stockholders of eXegenics, and purportedly as a derivative action on behalf of eXegenics against the directors of eXegenics. The amended complaint, which was filed in substitution for the complaint previously filed by the same plaintiff on May 15, 2003, seeks, among other things, court orders mandating: (i) that the amended complaint be declared a proper class action and certifying the plaintiff as the class representative; (ii) that the defendants restore to eXegenics all monies alleged to have been wasted in connection with the aborted merger transactions with IDDS and AVI; (iii) that the defendants cooperate with parties proposing bona fide transactions to maximize stockholder value; (iv) that the defendants act independently so that the interests of eXegenics’ public shareholders will be protected; (v) that the individual defendants ensure that no conflicts of interest exist between themselves and eXegenics and its stockholders; and (vi) that the individual defendants account to eXegenics, the plaintiff and the proposed class for damages suffered as a result of the actions alleged in the amended complaint. The plaintiff is in addition seeking an award of costs and attorneys’ fees and expenses. On September 22, 2003, the defendants filed a subsequent joint motion with the Delaware Court of Chancery to dismiss the complaint for failure to state a claim and for failure to make the statutorily required demand on eXegenics to assert the subject claims. On that same day, the defendants also filed a joint motion with the Delaware Court of Chancery to disqualify Melvyn Weiss and his law firm from serving as both class counsel and as class representative.

eXegenics and the individual defendant directors believe the suit to be without merit. eXegenics cannot predict at this point the length of time that the Weiss Litigation will be ongoing or the liability, if any, which may arise therefrom.

Labidi Proceeding. In October of 2003, Dr. Abdel Labidi, one of our former employees, filed suit against eXegenics in a Dallas Federal District Court alleging claims of discrimination and conversion. eXegenics intends to vigorously defend its interests in the lawsuit.

2110 Research Row, Ltd. Proceeding. In connection with our termination of discovery research activities, we are vacating 19,300 square feet of office and laboratory space that we currently occupy at 2110 Research Row, Dallas, Texas, by December 31, 2003, the termination date of our lease agreement. We have occupied this facility since October 1991. 2110 Research Row, Ltd. (the “Landlord”) acquired this property in April 2002. The Landlord contends he is owed payments that we believe to be outside the terms of the lease agreement or waived by the previous landlord. Among the Landlord’s claims for which he seeks monetary payments from eXegenics are late fees on monthly lease payments due to and waived by the previous landlord, incremental property taxes incurred by the Landlord as a result of the change in the tax status of the property from not-for-profit to for profit, and additional lease payments resulting from the purported miss-measurement of the square footage of space we occupy from that contained in the lease agreement. The aggregation of these and other claims made by the landlord is approximately $135,000.

In October 2003, the Landlord filed a lien on our personal property located at 2110 Research Row.

In October 2003, eXegenics filed suit against 2110 Research Row, Ltd., and 9000 Harry Hines, Inc., in a Dallas County District Court. eXegenics, as Tenant, and Landlord are parties to a lease agreement (“Lease Agreement”) dated October 1, 1991, as amended (currently completing the seventh and final amendment). The petition filed by eXegenics contends that the monetary payments sought by the Landlord are excluded under the Lease Agreement and requests a declaration from the Court that it is not in either monetary, or non-monetary, default. eXegenics cannot predict at this point the length of time that this litigation will be ongoing or the liability, if any, which may arise therefrom.

(11)	EI Acquisition and Foundation Growth Investments LLC Tender Offer

On May 29, 2003, EI Acquisition Inc. (“EI Acquisition”), a wholly-owned subsidiary of Foundation Growth Investments LLC (together with EI Acquisition, the “Foundation Group”), commenced an unsolicited cash tender offer (the “Foundation Offer”) for all of the outstanding shares of common stock and Series A preferred stock at a price of $0.40 per share, which offer price was later increased to $0.60 per share. For the reasons described in eXegenics’ Solicitation/Recommendation Statement on Schedule 14D-9 in response to the Foundation Offer, filed with the Securities and Exchange Commission on June 12, 2003, as amended (the “Foundation Schedule 14D-9”), the Board unanimously recommended that eXegenics stockholders reject the Foundation Offer and not tender their shares of eXegenics Stock to the Foundation Group.

On June 18, 2003, the Foundation Group filed with the SEC preliminary proxy materials relating to its commencement of a solicitation of eXegenics’ stockholders to consent to the removal of all the members of eXegenics’ board of directors and the election of three new directors nominated by the Foundation Group to serve as the sole members of eXegenics’ board of directors. The Foundation Group’s consent solicitation materials stated the belief of the Foundation Group that, if elected, the Foundation Group’s nominees would consider taking the following actions: (i) exempting the Foundation Group from the application of the poison pill adopted by eXegenics’ board of directors; (ii) exempting the Foundation Group from the application of the Delaware anti-takeover statute; (iii) repealing all of the recent amendments to eXegenics’ bylaws, which provide, among other things, for certain procedures for stockholder proposals and nominations to be presented at stockholder meetings and for stockholders taking action by written consent; and (iv) approving a merger between eXegenics and EI Acquisition Inc. following the completion of the Foundation Offer. On June 25, 2003, eXegenics filed with the Commission preliminary proxy materials relating to its opposition to the Foundation Group’s consent solicitation. eXegenics’ materials stated the belief of eXegenics that its stockholders should not provide their consent to the Foundation Group’s proposals and should revoke any such consents that might have been given.

On September 9, 2003, with less than 1% of eXegenics’ shares having been tendered, the Foundation Group terminated its tender offer to acquire all of the outstanding shares of common stock and Series A Convertible Preferred Stock of eXegenics, as well as its consent solicitation of eXegenics’ shareholders.

(12)	AVI BioPharma, Inc. Tender Offer

On July 16, 2003, eXegenics and AVI entered into an Agreement and Plan of Merger, pursuant to which AVI would first commence an exchange offer in which AVI, through its wholly-owned subsidiary, Elk Acquisition, Inc., would offer 0.103 of a share of AVI common stock for each outstanding share of eXegenics Common Stock and 0.155 of a share of AVI common stock for each outstanding share of eXegenics Preferred Stock. The exchange offer was to be followed by a merger in which each share of eXegenics Common Stock not tendered in the exchange offer would be converted into the right to receive 0.103 of a share of AVI common stock and each share of eXegenics Preferred Stock not tendered in the exchange offer would be converted into the right to receive 0.155 of a share of AVI common stock. On July 25, 2003, AVI commenced the exchange offer. On August 11, 2003, AVI announced that it had amended the terms of the exchange offer by increasing the exchange ratio to 0.123 of a share of AVI’s common stock for each share of eXegenics’ Common Stock, and 0.185 of a share of AVI’s common stock for each share of eXegenics’ Preferred Stock.

On September 2, 2003, eXegenics received notice that AVI had elected to terminate the Agreement and Plan of Merger, which termination also served to terminate the exchange offer.

(13)	Subsequent Events

On September 17, 2003, eXegenics was advised by Ernst & Young LLP (“E&Y”) that E&Y was resigning as eXegenics’ independent auditor. The decision to change independent auditors was not recommended or approved by the Audit Committee (the “Audit Committee”) of the Board of Directors of eXegenics. The reports of E&Y on the financial statements of eXegenics as of and for the fiscal years ended December 31, 2001 and 2002 contained no adverse opinion or disclaimer of opinion, nor were the reports qualified or modified as to uncertainty, audit scope or accounting principles. In connection with its audits for the fiscal years ended December 31, 2001 and December 31, 2002, and during the subsequent interim period that began on January 1, 2003 and ended September 17, 2003, there were no disagreements with E&Y on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if they had occurred and not been resolved to the satisfaction of E&Y, would have caused E&Y to make reference to such disagreements in their reports on the financial statements for such years.

On November 12, 2003, eXegenics announced that it had engaged BDO Seidman, LLP as its new independent auditor to replace its previous auditor, Ernst & Young. The Audit Committee of the Board of Directors made the selection following an evaluation of requested proposals from auditors with proven abilities to serve the requirements of publicly-traded companies.

On October 20, 2003, eXegenics received official notification from The Nasdaq Stock Market that it is not in compliance with the minimum $1.00 closing bid price per share requirement as set forth in NASD Marketplace Rule 4310(c)(4), and the requirement for a minimum of 3 independent members of the audit committee as set forth in NASD Marketplace Rule 4350(d)(2). eXegenics common stock is, therefore, subject to delisting from The Nasdaq SmallCap Market. eXegenics has requested a hearing before the Nasdaq Listing Qualifications Panel to review the Nasdaq staff determination. This hearing is scheduled for December 4, 2003. As set forth in NASD Marketplace Rule 4820, this request stays any delisting action pending issuance of a written determination by the Nasdaq Listing Qualifications Panel. There can be no assurance that the Panel will grant our request for continued listing on The Nasdaq SmallCap Market. In the event that the

Panel does not grant eXegenics’ request for continued listing, we anticipate that our common stock will be eligible for quotation on the Over-the-Counter Bulletin Board of the National Association of Securities Dealers (OTCBB).

On November 10, eXegenics announced that Gordon F. Martin, a former Chief Financial Officer of the NASDAQ Stock Market, Inc. had been appointed to the Board of Directors of eXegenics, Inc. and as a member of the Audit Committee (thus fulfilling the requirement for a minimum of 3 independent members of the audit committee as set forth in NASD Marketplace Rule 4350(d)(2)).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

In this section, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” references to “we,” “us,” “our,” and “ours” refer to eXegenics Inc.

The following discussion should be read in conjunction with, and is qualified in its entirety by, the Financial Statements and the Notes thereto included in this report. This report contains certain forward-looking statements as that term is defined in the Private Securities Litigation Reform of 1995. Such statements are based on management’s current expectations and are subject to a number of factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. When used in this report the words “anticipate,” “believe,” “estimate,” “expect” and similar expressions as they relate to our management or us are intended to identify such forward-looking statements. Our actual results, performance or achievements could differ materially from those expressed in, or implied by, these forward-looking statements. Historical operating results are not necessarily indicative of the trends in operating results for any future period.

Business Strategy

eXegenics historically operated as a drug discovery company. In 2002, however, changing market conditions led the Board and eXegenics’ senior management to consider strategies that would shift the focus of eXegenics from drug discovery into clinical drug development for the purpose of building stockholder value. To that end, the Board concluded that it would be in the best interests of eXegenics’ stockholders if eXegenics entered into a business combination with a company having products in clinical development and/or pursued a strategy of in-licensing compounds already engaged in human clinical trials and completed that process for such compounds.

Thus, eXegenics’ strategy is to deploy its assets to become a commercially oriented, specialty markets drug company focused on developing and marketing products to physicians practicing in specialist areas. This entails obtaining niche products or product candidates from outside eXegenics. eXegenics believes that there are substantial numbers of such niche opportunities for which our resources, internal experience and expertise make eXegenics an excellent partner candidate. We are currently in discussions with potential partners.

Weiss Litigation

On May 15, 2003, The M&B Weiss Family Limited Partnership of 1996 filed a lawsuit in the Delaware Court of Chancery, purportedly as a class action on behalf of all other similarly situated stockholders of eXegenics, against eXegenics and its current directors, and purportedly as a derivative action on behalf of eXegenics against the directors (the “Weiss Litigation”). The complaint alleges, among other things, that the defendants have mismanaged eXegenics, have made unwarranted and wasteful loans and payments to certain directors and third parties, have disseminated a materially false and misleading proxy statement in connection with the 2003 annual meeting of eXegenics’ stockholders, and have breached their fiduciary duties to act in the best interests of eXegenics and its stockholders. The complaint seeks, among other things, court orders mandating that the defendants cooperate with parties proposing bona fide transactions to maximize stockholder value, make corrective disclosures with respect to the proxy statement for the 2003 annual meeting, and account to eXegenics and the plaintiffs for damages suffered as a result of the actions alleged in the complaint. The plaintiffs are, in addition, seeking an award of costs and attorneys’ fees and expenses. On June 9, 2003, the defendants filed a joint motion with the Delaware Court of Chancery to dismiss the complaint for failure to state a claim and for failure to make the statutorily required demand on eXegenics to assert the subject claims.

On September 9, 2003, a First Amended Shareholder’s Class and Derivative Complaint was filed by The M&B Weiss Family Limited Partnership of 1996 (an entity controlled by Melvyn Weiss) in the Delaware Court of Chancery against eXegenics and its directors, purportedly as a class action on behalf of the plaintiff and on behalf of all other similarly situated stockholders of eXegenics, and purportedly as a derivative action on behalf of eXegenics against the directors of eXegenics. The amended complaint, which was filed in substitution for the complaint previously filed by the same plaintiff on May 15, 2003, seeks, among other things, court orders mandating: (i) that the amended complaint be declared a proper class action and certifying the plaintiff as the class representative; (ii) that the defendants restore to eXegenics all monies alleged to have been wasted in connection with the aborted merger transactions with IDDS and AVI; (iii) that the defendants cooperate with parties proposing bona fide transactions to maximize stockholder value; (iv) that the defendants act independently so that the interests of eXegenics’ public shareholders will be protected; (v) that the individual defendants ensure that no conflicts of interest exist between themselves and eXegenics and its stockholders; and (vi) that the individual defendants account to eXegenics, the plaintiff and the proposed class for damages suffered as a result of the actions alleged in the amended complaint. The plaintiff is in addition seeking an award of costs and attorneys’ fees and expenses. On September 22, 2003, the defendants filed a subsequent joint motion with the Delaware Court of Chancery to dismiss the complaint for failure to state a claim and for failure to make the statutorily required demand on eXegenics to assert the subject claims. On that same day, the defendants also filed a joint motion with the Delaware Court of Chancery to disqualify Melvyn Weiss and his law firm from serving as both class counsel and as class representative.

eXegenics and the individual defendant directors believe the suit to be without merit. eXegenics cannot predict at this point the length of time that the Weiss Litigation will be ongoing or the liability, if any, which may arise therefrom.

Meyers Group Consent Solicitation

On August 27, 2003, a group of shareholders consisting of Bruce Meyers, Melvyn I. Weiss, and Michael Stone (the “Meyers Group”) filed with the SEC preliminary consent materials relating to its commencement of a solicitation of eXegenics’ stockholders to consent to the removal of all the members of the Board and the election of five new directors nominated by the Meyers Group to serve as the sole members of the Board. On September 15, 2003, the Meyers Group filed with the SEC amended preliminary consent solicitation materials, and on September 30, 2003, the Meyers Group filed definitive consent solicitation materials.

At a meeting held on September 2, the Board of Directors of eXegenics set a record date in response to the Meyers group’s request in connection with the consent solicitation. In accordance with eXegenics’ bylaws and applicable law, the Board set September 5, 2003 as the record date.

eXegenics Inc. Consent Solicitation

On October 2, 2003, eXegenics filed with the SEC preliminary proxy materials relating to its opposition to the Meyers Group’s consent solicitation. eXegenics’ materials stated that eXegenics’ Board of Directors unanimously opposes the Meyers Group’s consent solicitation and recommends that its stockholders not provide their consent to the Meyers Group’s proposals, and should revoke any such consents that might have been given.

On October 3, 2003, eXegenics filed with the SEC soliciting materials under Rule 14a-12. On October 8, 2003, eXegenics filed with the SEC definitive consent solicitation materials. On October 10, 2003, eXegenics filed with the SEC definitive additional materials relating to its opposition to the Meyers Group’s consent solicitation.

EI Acquisition and Foundation Growth Investments LLC Tender Offer

On May 29, 2003, EI Acquisition Inc. (“EI Acquisition”), a wholly-owned subsidiary of Foundation Growth Investments LLC (together with EI Acquisition, the “Foundation Group”), commenced an unsolicited cash tender offer (the “Foundation Offer”) for all of the outstanding shares of common stock and Series A preferred stock at a price of $0.40 per share, which offer price was later increased to $0.60 per share. For the reasons described in eXegenics’ Solicitation/Recommendation Statement on Schedule 14D-9 in response to the Foundation Offer, filed with the Securities and Exchange Commission on June 12, 2003, as amended (the “Foundation Schedule 14D-9”), the Board unanimously recommended that eXegenics stockholders reject the Foundation Offer and not tender their shares of eXegenics Stock to the Foundation Group.

On June 18, 2003, the Foundation Group filed with the SEC preliminary proxy materials relating to its commencement of a solicitation of eXegenics’ stockholders to consent to the removal of all the members of eXegenics’ board of directors and the election of three new directors nominated by the Foundation Group to serve as the sole members of eXegenics’ board of directors. The Foundation Group’s consent solicitation materials stated the belief of the Foundation Group that, if elected, the Foundation Group’s nominees would consider taking the following actions: (i) exempting the Foundation Group from the application of the poison pill adopted by eXegenics’ board of directors; (ii) exempting the Foundation Group from the application of the Delaware anti-takeover statute; (iii) repealing all of the recent amendments to eXegenics’ bylaws, which provide, among other things, for certain procedures for stockholder proposals and nominations to be presented at stockholder meetings and for stockholders taking action by written consent; and (iv) approving a merger between eXegenics and EI Acquisition Inc. following the completion of the Foundation Offer. On June 25, 2003, eXegenics filed with the Commission preliminary proxy materials relating to its opposition to the Foundation Group’s consent solicitation. eXegenics’ materials stated the belief of eXegenics that its stockholders should not provide their consent to the Foundation Group’s proposals and should revoke any such consents that might have been given.

On September 9, 2003, with less than 1% of eXegenics’ shares having been tendered, the Foundation Group terminated its tender offer to acquire all of the outstanding shares of common stock and Series A Convertible Preferred Stock of eXegenics, as well as its consent solicitation of eXegenics’ shareholders.

Stockholder Rights Plan

On June 9, 2003, in an effort to preserve the ability of the Board and eXegenics’ senior management to resist inadequate takeover proposals and thus protect stockholder value, eXegenics adopted a stockholder rights plan (the “Rights Plan”). The Rights Plan requires any party seeking to acquire 15% or more of the outstanding eXegenics common stock to obtain the approval of the Board or else the rights granted to eXegenics’ stockholders under the Rights Plan that are not held by the acquirer will become exercisable for eXegenics common stock, or common stock of the acquirer, at a discounted price.

AVI BioPharma, Inc. Tender Offer

On July 16, 2003, eXegenics and AVI entered into an Agreement and Plan of Merger, pursuant to which AVI would first commence an exchange offer in which AVI, through its wholly-owned subsidiary, Elk Acquisition, Inc., would offer 0.103 of a share of AVI common stock for each outstanding share of eXegenics Common Stock and 0.155 of a share of AVI common stock for each outstanding share of eXegenics Preferred Stock. The exchange offer was to be followed by a merger in which each share of eXegenics Common Stock not tendered in the exchange offer would be converted into the right to receive

0.103 of a share of AVI common stock and each share of eXegenics Preferred Stock not tendered in the exchange offer would be converted into the right to receive 0.155 of a share of AVI common stock. On July 25, 2003, AVI commenced the exchange offer. On August 11, 2003, AVI announced that it had amended the terms of the exchange offer by increasing the exchange ratio to 0.123 of a share of AVI’s common stock for each share of eXegenics’ Common Stock, and 0.185 of a share of AVI’s common stock for each share of eXegenics’ Preferred Stock.

On September 2, 2003, eXegenics received notice that AVI had elected to terminate the Agreement and Plan of Merger, which termination also served to terminate the exchange offer.

Change of Independent Auditor

On September 17, 2003, eXegenics was advised by Ernst & Young LLP (“E&Y”) that E&Y was resigning as eXegenics’ independent auditor. The decision to change independent auditors was not recommended or approved by the Audit Committee (the “Audit Committee”) of the Board of Directors of eXegenics. The reports of E&Y on the financial statements of eXegenics as of and for the fiscal years ended December 31, 2001 and 2002 contained no adverse opinion or disclaimer of opinion, nor were the reports qualified or modified as to uncertainty, audit scope or accounting principles. In connection with its audits for the fiscal years ended December 31, 2001 and December 31, 2002, and during the subsequent interim period that began on January 1, 2003 and ended September 17, 2003, there were no disagreements with E&Y on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if they had occurred and not been resolved to the satisfaction of E&Y, would have caused E&Y to make reference to such disagreements in their reports on the financial statements for such years.

On November 12, 2003, eXegenics announced that it had selected BDO Seidman, LLP as its new independent auditor to replace its previous auditor, Ernst & Young. The Audit Committee of the Board of Directors made the selection following an evaluation of requested proposals from auditors with proven abilities to serve the requirements of publicly-traded companies.

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

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements. Revenue from research support agreements is recognized ratably over the length of the agreements. Revenue resulting from contracts or agreements with milestones is recognized when the milestone is achieved. Amounts received in advance of services to be performed, or the achievement of milestones, are recorded as deferred revenue. Payments to third parties in connection with nonrefundable license fees are being recognized over the period of performance of related research and development activities. We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event we were to determine that we would be able to realize deferred tax assets in the future in excess of its net recorded amount, an adjustment to the net deferred tax asset would increase income in the period such determination was made. Likewise, should we determine that we would not be able to realize all or part of our net deferred tax asset in the future, an adjustment to the net deferred tax asset would be charged to income in the period such determination was made.

RESULTS OF OPERATIONS

For the Three Months Ended September 30, 2003 and 2002

Revenue

There were no revenues for the three months ended September 30, 2003 and 2002.

Research and Development Expenses

We incurred no research and development expenses for the three months ended September 30, 2003. For the three months ended September 30, 2002, we incurred research and development expenses of $824,000. These expenses consisted of $328,000 for research salaries and benefits, $161,000 for research services, supplies and consultants, $190,000 for contract research, license and royalty agreements, and $145,000 for building, equipment, depreciation and other research and development expenses. The decrease in research and development expenses for the three months ended September 30, 2003, as compared to the same period in 2002, was attributable to the termination of all research programs during the first six months of the current year.

General and Administrative Expenses

We incurred general and administrative expenses as of $1,441,000 for the three months ended September 30, 2003 and $2,025,000 for the three months ended September 30, 2002, a decrease of $584,000 or 29 percent. The decrease in general and administrative expenses for the three months ended September 30, 2003 as compared to the same period in 2002 was attributable to a $260,000 decrease in consulting fees and expenses, a $180,000 decrease in fees and expenses relating to intellectual property, and a $144,000 decrease in corporate travel, governance, and other operating expenses. The declines in expenses relating to consulting and intellectual property are the result of the aforementioned termination of all research operations in 2003.

Expenses Related to Strategic Redirection

Expenses related to strategic redirection, net of reimbursements, were $114,000 for the three months ended September 30, 2003. We incurred $133,000 in expenses from operations terminated during the three months ended September 30, 2003, which included $108,000 for research and legal fees related to intellectual property, $20,000 for terminated employees, and $5,000 for other expenses related to terminated scientific programs. This amount was offset by the reimbursement of $19,000 of research and development costs from BMS. Approximately $249,000 in accrued expenses remains to be paid at September 30, 2003.

Other Income and Expense

Other income, net of other expenses, was $30,000 and $167,000 for the three months ended September 30, 2003 and 2002, respectively, a decrease of $137,000 or 82 percent. This decrease was due primarily to a decline in interest income of $142,000, from $171,000 for the three months ended September 30, 2002 to $29,000 for the same period in 2003. The decrease in interest income was due to lower interest rates in 2003 and also to lower invested balances.

Net Loss

We incurred a net loss attributable to common shareholders of $1,525,000 and $2,682,000 for the three months ended September 30, 2003 and 2002. The decrease in net loss of $1,157,000 was primarily the result of the aforementioned changes in our operations. Net loss per common share was $0.10 and $0.17 for the three months ended September 30, 2003 and 2002, respectively.

For the Nine Months Ended September 30, 2003 and 2002

Revenue

Revenues were $13,000 and $556,000 for the nine months ended September 30, 2003 and 2002, respectively, a decrease of $543,000 or 98 percent. Revenues in both periods were attributable to license and research and development payments from our agreements, with Aventis in 2003 and Bristol-Myers Squibb in 2002.

Research and Development Expenses

We incurred research and development expenses of $154,000 for the nine months ended September 30, 2003 and $3,301,000 for the nine months ended September 30, 2002, a decrease of $3,147,000 or 95 percent. This decrease was attributable to the termination of all research programs during the first six months of 2003. Research salaries and benefits decreased $1,111,000, expenses for contract research, licenses and royalties decreased $620,000, and research services, supplies, and consultants expenses decreased $891,000 for the nine months ended months ended September 30, 2003 as compared to the same period in 2002. The remaining decrease of $525,000 was due to decreased building, equipment, depreciation and lab supplies expenses.

General and Administrative Expenses

We incurred general and administrative expenses of $3,759,000 for the nine months ended September 30, 2003 and $4,123,000 for the nine months ended September 30, 2002, a decrease of $364,000 or 9 percent. The decrease in general and administrative expenses for the nine months ended September 30, 2003 as compared to the same period in 2002 was primarily attributable to a $513,000 decrease in legal and research fees relating to intellectual property and a decrease in professional consulting fees and expenses of $214,000, partially offset by an increase in corporate legal expenses of $389,000. An overall decline in other operating expenses of $26,000 accounted for the remaining decrease. The decrease in expenses relating to intellectual property and consulting services for the nine months ended September 30, 2003 as compared to the same period in 2002 was the result of the aforementioned termination of research activities in 2003. Increased legal expenses for the same period were due to litigation and merger and acquisitions activities.

Expenses Related to Strategic Redirection

We incurred expenses related to strategic redirection, net of reimbursements, of $561,000 for the nine months ended September 30, 2003. The charge was primarily due to $419,000 in severance benefits for terminated employees, $208,000 for research and legal fees related to intellectual property, and $170,000 for the write down of laboratory equipment to its estimated resale value. In addition, there were charges of $48,000 for other expenses of terminated scientific programs. These expenses were partially offset by the $284,000 reimbursement from BMS.

Other Income and Expense

Other income, net of other expenses, was $154,000 and $532,000 for the nine months ended September 30, 2003 and 2002, respectively, a decrease of $378,000 or 71 percent. This change was due primarily to a decrease in interest income of $399,000 for the nine months ended September 30, 2003 as compared to the same period in 2002. The decrease in interest income was due to lower interest rates in 2003 and also to lower invested balances. The decline in interest income was partially offset by the net increase in other income and expense of $21,000.

Net Loss

In the nine months ended September 30, 2003, we incurred a net loss attributable to common shareholders of $4,338,000, a 33 percent decline from the $6,505,000 loss for the nine months ended September 30, 2002. The decrease in net loss of $2,167,000 was primarily the result of the aforementioned changes in our operations. Net loss per common share was $0.28 for the nine months ended September 30, 2003 and $0.42 for the nine months ended September 30, 2002.

Liquidity and Capital Resources

At September 30, 2003, we had cash and cash equivalents of approximately $11,648,000. Since our inception, we have financed our operations from debt and equity financings as well as fees received from licensing and research and development agreements. During the nine months ended September 30, 2003, net cash used in operating activities was $5,039,000, the largest elements of which were payments, net of reimbursements, of approximately $963,000 related to the termination of scientific programs, and payments of $1,077,000 for legal fees. Our liquidity was affected by the costs of the Weiss Litigation, the unsolicited tender offer, and the failed merger proposal with AVI. The Company made payments of approximately $1,000,000, including business and legal fees, related to the aforementioned litigation and transactions during the nine months ended September 30, 2003. In addition, during the nine months ended September 30, 2003, we received $10,000,000 from a maturing investment instrument. The latter funds were reinvested in short-term money market instruments.

We believe that we have sufficient cash and cash equivalents on hand at September 30, 2003 to finance our plan of operation through at least September 30, 2004. We currently have no new material commitments to purchase capital assets or intellectual property. Should additional funding be required, there can be no assurance that any required financings will be available, through bank borrowings, debt or equity offerings on acceptable terms or at all.

Trading in the Company’s Common Stock

On October 25, 2002, we transferred from the Nasdaq National Market to the Nasdaq SmallCap Market as a result of our failure to comply with the Nasdaq National Market’s minimum bid price requirement of $1.00 per share. On January 21, 2003, we were provided an additional 180 calendar days, or until July 21, 2003, to regain compliance with such requirement. Although on July 21, 2003 we failed to regain compliance with such requirement, given that we met the initial listing requirements for the Nasdaq SmallCap Market, Nasdaq provided us with an additional 90 calendar days, or until October 20, 2003 to regain compliance with the minimum bid price requirement.

On October 20, 2003, eXegenics received official notification from The Nasdaq Stock Market that it is not in compliance with the minimum $1.00 closing bid price per share requirement as set forth in NASD Marketplace Rule 4310(c)(4), and the requirement for a minimum of 3 independent members of the audit committee as set forth in NASD Marketplace Rule 4350(d)(2). eXegenics common stock is, therefore, subject to delisting from The Nasdaq SmallCap Market. eXegenics requested a hearing before the Nasdaq Listing Qualifications Panel to review the Nasdaq staff determination. This hearing has been scheduled for December 4, 2003. As set forth in NASD Marketplace Rule 4820, this request stays any delisting action pending issuance of a written determination by the Nasdaq Listing Qualifications Panel. There can be no assurance that the Panel will grant our request for continued listing on The Nasdaq SmallCap Market. In the event that the Panel does not grant eXegenics’ request for continued listing, we anticipate that our common stock will be eligible for quotation on the Over-the-Counter Bulletin Board of the National Association of Securities Dealers (OTCBB).

On November 10, eXegenics announced that Gordon F. Martin, a former Chief Financial Officer of the NASDAQ Stock Market, Inc. had been appointed to the Board of Directors of eXegenics, Inc. and as a member of the Audit Committee (thus fulfilling the requirement for a minimum of 3 independent members of the audit committee as set forth in NASD Marketplace Rule 4350(d)(2)).

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

Further, there were no significant changes in the internal control over financial reporting, identified in connection with the evaluation of such internal control that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Weiss Litigation. On May 15, 2003, The M&B Weiss Family Limited Partnership of 1996 filed a lawsuit in the Delaware Court of Chancery, purportedly as a class action on behalf of all other similarly situated stockholders of eXegenics, against eXegenics and its current directors, and purportedly as a derivative action on behalf of eXegenics against the directors (the “Weiss Litigation”). The complaint alleges, among other things, that the defendants have mismanaged eXegenics, have made unwarranted and wasteful loans and payments to certain directors and third parties, have disseminated a materially false and misleading proxy statement in connection with the 2003 annual meeting of eXegenics’ stockholders, and have breached their fiduciary duties to act in the best interests of eXegenics and its stockholders. The complaint seeks, among other things, court orders mandating that the defendants cooperate with parties proposing bona fide transactions to maximize stockholder value, make corrective disclosures with respect to the proxy statement for the 2003 annual meeting, and account to eXegenics and the plaintiffs for damages suffered as a result of the actions alleged in the complaint. The plaintiffs are, in addition, seeking an award of costs and attorneys’ fees and expenses. On June 9, 2003, the defendants filed a joint motion with the Delaware Court of

Chancery to dismiss the complaint for failure to state a claim and for failure to make the statutorily required demand on eXegenics to assert the subject claims.

On September 9, 2003, a First Amended Shareholder’s Class and Derivative Complaint was filed by The M&B Weiss Family Limited Partnership of 1996 (an entity controlled by Melvyn Weiss) in the Delaware Court of Chancery against eXegenics and its directors, purportedly as a class action on behalf of the plaintiff and on behalf of all other similarly situated stockholders of eXegenics, and purportedly as a derivative action on behalf of eXegenics against the directors of eXegenics. The amended complaint, which was filed in substitution for the complaint previously filed by the same plaintiff on May 15, 2003, seeks, among other things, court orders mandating: (i) that the amended complaint be declared a proper class action and certifying the plaintiff as the class representative; (ii) that the defendants restore to eXegenics all monies alleged to have been wasted in connection with the aborted merger transactions with IDDS and AVI; (iii) that the defendants cooperate with parties proposing bona fide transactions to maximize stockholder value; (iv) that the defendants act independently so that the interests of eXegenics’ public shareholders will be protected; (v) that the individual defendants ensure that no conflicts of interest exist between themselves and eXegenics and its stockholders; and (vi) that the individual defendants account to eXegenics, the plaintiff and the proposed class for damages suffered as a result of the actions alleged in the amended complaint. The plaintiff is in addition seeking an award of costs and attorneys’ fees and expenses. On September 22, 2003, the defendants filed a subsequent joint motion with the Delaware Court of Chancery to dismiss the complaint for failure to state a claim and for failure to make the statutorily required demand on eXegenics to assert the subject claims. On that same day, the defendants also filed a joint motion with the Delaware Court of Chancery to disqualify Melvyn Weiss and his law firm from serving as both class counsel and as class representative.

eXegenics and the individual defendant directors believe the suit to be without merit. eXegenics cannot predict at this point the length of time that the Weiss Litigation will be ongoing or the liability, if any, which may arise therefrom.

Labidi Proceeding. In October of 2003, Dr. Abdel Labidi, one of our former employees, filed suit against eXegenics in a Dallas Federal District Court alleging claims of discrimination and conversion. eXegenics intends to vigorously defend its interests in the lawsuit.

2110 Research Row, Ltd. Proceeding. In connection with our termination of discovery research activities, we are vacating 19,300 square feet of office and laboratory space that we currently occupy at 2110 Research Row, Dallas, Texas, by December 31, 2003, the termination date of our lease agreement. We have occupied this facility since October 1991. 2110 Research Row, Ltd. (the “Landlord”) acquired this property in April 2002. The Landlord contends he is owed payments that we believe to be outside the terms of the lease agreement or waived by the previous landlord. Among the Landlord’s claims for which he seeks monetary payments from eXegenics are late fees on monthly lease payments due to and waived by the previous landlord, incremental property taxes incurred by the Landlord as a result of the change in the tax status of the property from not-for-profit to for profit, and additional lease payments resulting from the purported miss-measurement of the square footage of space we occupy from that contained in the lease agreement. The aggregation of these and other claims made by the landlord is approximately $135,000.

In October 2003, the Landlord filed a lien on our personal property located at 2110 Research Row.

In October 2003, eXegenics filed suit against 2110 Research Row, Ltd., and 9000 Harry Hines, Inc., in a Dallas County District Court. eXegenics, as Tenant, and Landlord are parties to a lease agreement (“Lease Agreement”) dated October 1, 1991, as amended (currently completing the seventh and final amendment). The petition filed by eXegenics contends that the monetary payments sought by the Landlord are excluded under the Lease Agreement and requests a declaration from the Court that it is not in either monetary, or non-monetary, default. eXegenics cannot predict at this point the length of time that this litigation will be ongoing or the liability, if any, which may arise therefrom.

Item 2. Changes in Securities and Use of Proceeds

On June 9, 2003, in an effort to preserve the ability of the Board and eXegenics’ senior management to resist inadequate takeover proposals and thus protect stockholder value, eXegenics adopted a stockholder rights plan (the “Rights Plan”). The Rights Plan requires any party seeking to acquire 15% or more of the outstanding eXegenics common stock to obtain the approval of the Board or else the rights granted to eXegenics’ stockholders under the Rights Plan that are not held by the acquirer will become exercisable for eXegenics common stock, or common stock of the acquirer, at a discounted price.

Item 3. Defaults upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

Foundation Group Consent Solicitation

On June 18, 2003, EI Acquisition Inc. (“EI Acquisition”), a wholly-owned subsidiary of Foundation Growth Investments LLC (together with EI Acquisition, the “Foundation Group”), filed with the SEC preliminary proxy materials relating to its commencement of a solicitation of eXegenics’ stockholders to consent to the removal of all the members of eXegenics’ board of directors and the election of three new directors nominated by the Foundation Group to serve as the sole members of eXegenics’ board of directors. The Foundation Group’s consent solicitation materials stated the belief of the Foundation Group that, if elected, the Foundation Group’s nominees would consider taking the following actions: (i) exempting the Foundation Group from the application of the poison pill adopted by eXegenics’ board of directors; (ii) exempting the Foundation Group from the application of the Delaware anti-takeover statute; (iii) repealing all of the recent amendments to eXegenics’ bylaws, which provide, among other things, for certain procedures for stockholder proposals and nominations to be presented at stockholder meetings and for stockholders taking action by written consent; and (iv) approving a merger between eXegenics and EI Acquisition Inc. following the completion of the Foundation Offer.

On June 25, 2003, eXegenics filed with the Commission preliminary proxy materials relating to its opposition to the Foundation Group’s consent solicitation. eXegenics’ materials stated the belief of eXegenics that its stockholders should not provide their consent to the Foundation Group’s proposals and should revoke any such consents that might have been given.

On September 9, 2003, with less than 1% of eXegenics’ shares having been tendered, the Foundation Group terminated its tender offer to acquire all of the outstanding shares of common stock and Series A Convertible Preferred Stock of eXegenics, as well as its consent solicitation of eXegenics’ shareholders.

Meyers Group Consent Solicitation

On August 27, 2003, a group of shareholders consisting of Bruce Meyers, Melvyn I. Weiss, and Michael Stone (the “Meyers Group”) filed with the SEC preliminary consent materials relating to its commencement of a solicitation of eXegenics’ stockholders to consent to the removal of all the members of the Board and the election of five new directors nominated by the Meyers Group to serve as the sole members of the Board. On September 15, 2003, the Meyers Group filed with the SEC amended preliminary consent solicitation materials, and on September 30, 2003, the Meyers Group filed definitive consent solicitation materials.

At a meeting held on September 2, the Board of Directors of eXegenics set a record date in response to the Meyers group’s request in connection with the consent solicitation. In accordance with eXegenics’ bylaws and applicable law, the Board set September 5, 2003 as the record date.

eXegenics Inc. Consent Solicitation

On October 2, 2003, eXegenics filed with the SEC preliminary proxy materials relating to its opposition to the Meyers Group’s consent solicitation. eXegenics’ materials stated that eXegenics’ Board of Directors unanimously opposes the Meyers Group’s consent solicitation and recommends that its stockholders not provide their consent to the Meyers Group’s proposals, and should revoke any such consents that might have been given.

On October 3, 2003, eXegenics filed with the SEC soliciting materials under Rule 14a-12. On October 8, 2003, eXegenics filed with the SEC definitive consent solicitation materials. On October 10, 2003, eXegenics filed with the SEC definitive additional materials relating to its opposition to the Meyers Group’s consent solicitation.

Item 5. Other Information

eXegenics and Ronald L. Goode, Ph.D., its President and Chief Executive Officer, amended the notice of non-renewal period of his original employment agreement. Thus, his current contract, which originally provided for notice of non-renewal to occur “not less than one hundred fifty (150) days prior to the end of the term thereof” now provides for such notice to occur “not less than ninety (90) days prior to the end of the term thereof”. Thus, Dr. Goode’s employment will be automatically renewed on a year-to-year basis on the same terms and conditions as the preceding year, unless either party, not less than ninety (90) days prior to the end of the term thereof, serves notice on the other party of the intention not to renew the agreement.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits:

Exhibit 3.1	Certificate of Incorporation, as amended. (1)

Exhibit 3.2	Certificate of Correction to the Certificate of Amendment to the Certificate of Incorporation of eXegenics filed with the Delaware Secretary of State on July 14, 2003. (2)

Exhibit 3.3	By-laws. (1)

Exhibit 4	Stockholder Rights Agreement, dated June 9, 2003, between eXegenics Inc. and American Stock Transfer & Trust Company, which includes as Exhibit A the Form of Certificate of Designations of Series B Junior Participating Preferred Stock, as Exhibit B the Form of Rights Certificate and as Exhibit C the Summary of Rights to Purchase Preferred Stock. (3)

Exhibit 10.1	Amendment, dated September 9, 2003, to Employment Agreement dated March 20, 2001, between eXegenics Inc. and Ronald L. Goode, Ph.D.*

Exhibit 10.2	Amendment, dated October 16, 2003, to Employment Agreement dated March 20, 2001, between eXegenics Inc. and Ronald Goode, Ph.D.*

Exhibit 31.1	Certification of the Principal Executive Officer pursuant to Rule 13A-15(e) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended September 30, 2003.*

Exhibit 31.2	Certification of the Principal Financial Officer pursuant to Rule 13A-15(e) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended September 30, 2003.*

Exhibit 32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended September 30, 2003.*

Exhibit 32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended September 30, 2003.*

(1)	Previously filed as an exhibit to eXegenics Inc.’s Registration Statement on Form SB-2 filed on October 3, 1996, and is incorporated by reference herein.

(2)	Previously filed as an exhibit to eXegenics Inc.’s Quarterly Report on Form 10-Q filed on August 14, 2003, and is incorporated by reference herein.

(3)	Previously filed as an exhibit to eXegenics Inc.’s Current Report on Form 8-K filed on June 9, 2003, and is incorporated herein by reference.

(* Filed herewith.)

(b) The following reports were filed on Form 8-K during the quarter ended September 30, 2003:

(1)	On July 16, 2003, we filed a Current Report on Form 8-K announcing that eXegenics and AVI BioPharma, Inc. entered into an Agreement and Plan of Merger.

(2)	On September 11, 2003, we filed a Current Report on Form 8-K disclosing, among other things, an amended complaint filed by The M&B Weiss Family Limited Partnership of 1996 against eXegenics.

(3)	On September 19, 2003, we filed a Current Report on Form 8-K announcing the resignation of Ernst & Young LLP as eXegenics’ independent auditor.

(4)	On September 24, 2003, we filed an Amendment to a Current Report on Form 8-K/A clarifying the interim period in the current year during which Ernest & Young LLP served as eXegenics’ independent auditor.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

eXegenics Inc.

Date:	November 14, 2003	/s/ Ronald L. Goode

Chairman, President &
Chief Executive Officer

Date:	November 14, 2003	/s/ David E. Riggs

David E. Riggs
Vice President, Chief
Business Officer and Chief
Financial Officer

EXHIBIT INDEX

EXHIBIT
NUMBER	DESCRIPTION

10.1	Amendment, dated September 9, 2003, to Employment Agreement dated March 20, 2001, between eXegenics Inc. and Ronald L. Goode, Ph.D.

10.2	Amendment, dated October 16, 2003, to Employment Agreement dated March 20, 2001, between eXegenics Inc. and Ronald Goode, Ph.D.

31.1	Certification of the Principal Executive Officer pursuant to Rule 13A-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended September 30, 2003.

31.2	Certification of the Principal Financial Officer pursuant to Rule 13A-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended September 30, 2003.

32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended September 30, 2003.

32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended September 30, 2003.