Form 10-K
period 2003-12-31
EXEGENICS INC
filed 2004-04-07
CIK 944809

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☐	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

or

☒	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 000-26648

eXegenics Inc.

(Exact name of registrant as specified in its charter)

Delaware	75-2402409
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

2911 Turtle Creek Boulevard	75219
Dallas, Texas	(Zip Code)
(Address of principal executive offices)

Registrant’s telephone number, including area code:
(214) 523-9022

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
N/A	N/A

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $0.01 Par Value Per Share
(Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☒ No ☐

     The aggregate market value of the registrant’s voting stock held by non-affiliates of the registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) on June 30, 2003 was $6,758,785, based on the last sale price as reported by The NASDAQ Stock Market.

     As of March 15, 2004, the registrant had 15,848,579 shares of common stock outstanding.

FORWARD-LOOKING STATEMENTS

     This document contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. You can identify such forward-looking statements by the words “expects”, “intends,” “plans,” “projects,” “believes,” “estimates,” “likely,” “goal,” “assume” and similar expressions. In the normal course of business, eXegenics Inc. (“eXegenics” or the “Company”), in an effort to help keep its stockholders and the public informed about the Company’s operations may, from time to time, issue such forward-looking statements, either orally or in writing. Generally, these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of such plans or strategies, or projections involving anticipated revenues, earnings or other aspects of operating results. eXegenics bases the forward-looking statements on its current expectations, estimates and projections. eXegenics cautions you that these statements are not guarantees of future performance and involve risks, uncertainties and assumptions that eXegenics cannot predict. In addition, eXegenics has based many of these forward-looking statements on assumptions about future events that may prove to be inaccurate. Therefore, the actual results of the future events described in such forward-looking statements in this Annual Report, or elsewhere, could differ materially from those stated in such forward-looking statements. Among the factors that could cause actual results to differ materially are the risks and uncertainties discussed in this Annual Report, including, without limitation, factors discussed in Item 1, “Business” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” including the factors discussed under the caption “Factors That May Affect Financial Condition and Future Results,” beginning on page 8.

PART I

Item 1. Business

General

     On December 5, 2003, our then current Board of Directors: Dr. Joseph M. Davie, Robert J. Easton, Dr. Ronald L. Goode, Dr. Walter M. Lovenberg and Gordon F. Martin, (collectively referred to as the “Prior Board”) were removed by a majority vote of our stockholders via a proxy consent solicitation. They were replaced by the following slate of new Directors: John A. Paganelli, Robert A. Baron, Robert Benou, John J. Huntz, Jr., and Dr. David Lee Spencer, collectively referred to as the “New Board”. Our New Board is focused on completing the wind-down of our drug discovery operations begun in late 2002, resolving outstanding liabilities and redeploying the remaining residual assets of eXegenics Inc. (“eXegenics” or the “Company”, “we”, “our” or “us”). The New Board has established a committee to study strategic direction and identify potential business opportunities. On February 23, 2004, Dr. Ronald L. Goode, the President and Chief Executive Officer of the Company resigned, thereby terminating his employment agreement with the Company that was to expire on March 21, 2004 (See Item 11. Executive Compensation). Currently, David E. Riggs is our sole employee who serves as the President, Chief Executive Officer and Chief Financial Officer. The New Board is currently contemplating a possible relocation of the Company from Dallas, Texas to Rochester, New York.

     We have historically operated as a drug discovery company, exploiting new enabling technologies to advance and shorten the new drug development cycle. Drug discovery is the first phase of an eight to 12 year cycle, from inception to FDA approval, typically needed to bring a new drug to market. Employing new technologies is a high-risk venture. Our Company has been unsuccessful at advancing research programs. As a result, in 2002 the Prior Board decided to exit the drug discovery market and to reposition the Company as a commercially oriented, specialty markets drug company focused on developing and marketing products to physicians practicing in specialist areas. This strategy would have entailed either licensing niche products or clinical product candidates from outside the Company, completing clinical development and obtaining FDA approval or engaging in a merger with a company already operating in this area. To that end, the Prior Board concluded that it would be in the best interests of our stockholders if we entered into a business combination with a company having products in clinical development and/or pursued a secondary strategy of in-licensing compounds already engaged in human clinical trials and completed that process for those compounds.

     In September 2002, the Company entered into an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”) with Innovative Drug Delivery Systems (“IDDS”), and filed a related Registration Statement on Form S-4 with the Securities and Exchange Commission on October 31, 2002. After announcing the proposed merger with IDDS, the Prior Board determined that the proposed merger had significant shareholder opposition, placing the question of shareholder approval in doubt. Given these circumstances, the two companies reached a mutual decision to terminate the merger effort. In November 2002, the Merger Agreement was terminated pursuant to a termination agreement dated November 25, 2002, and on November 27, 2002, the Company requested withdrawal of the registration statement.

     In 2002, the Company recognized an aggregate of $2,010,000 in expenses related to the merger which included $496,000 in legal fees, $304,000 in fees to a financial advisor, $210,000 in other fees for audit, printing and investor relations services and a $500,000 termination fee paid to IDDS pursuant to the termination agreement dated November 25, 2002. The $500,000 expense related to establishing the reserve account for the convertible note the Company received from IDDS. (see Note F in Notes to Financial Statements).

     On May 15, 2003, The M&B Weiss Family Limited Partnership of 1996 filed a lawsuit in the Delaware Court of Chancery, purportedly as a class action on behalf of all other similarly situated stockholders of the Company, against the Company, as a nominal defendant, and former directors: Joseph M. Davie, Robert J. Easton, Ronald L. Goode and Walter Lovenberg, (collectively referred to as the “Individual Defendants”), and purportedly as a derivative action on behalf of the Company against the Individual Defendants (the “Weiss Litigation”). The complaint alleges, among other things, that the Individual Defendants have mismanaged the Company, have made unwarranted and wasteful loans and payments to certain directors and third parties, have disseminated a materially false and misleading proxy statement in connection with the 2003 annual meeting of our stockholders, and have breached their fiduciary duties to act in the best interests of our Company and its stockholders. The complaint seeks, among other things, court orders mandating that the defendants cooperate with parties proposing bona fide transactions to maximize stockholder value, make corrective disclosures with respect to the proxy statement for the 2003 annual meeting, and account to the Company and the plaintiffs for damages suffered as a result of the actions alleged in the complaint.

     On May 19, 2003 the annual meeting of stockholders was held, but adjourned prior to taking a vote for the election of Directors in order to enable the Prior Board to meet with stockholder groups and consider changing the slate of Directors supported by the Prior Board for re-election.

     On May 29, 2003, EI Acquisition Inc. (“EI Acquisition”), a wholly-owned subsidiary of Foundation Growth Investments LLC (together with EI Acquisition, the “Foundation Group”), commenced an unsolicited cash tender offer (the “Foundation Offer”) for all of our outstanding shares of common stock and Series A preferred stock at a price of $0.40 per share, which offer price was later increased to $0.60 per share. For the reasons described in our Solicitation/Recommendation Statement on Schedule 14D-9 in response to the Foundation Offer, filed with the Securities and Exchange Commission on June 12, 2003, as amended (the “Foundation Schedule 14D-9”), the Prior Board unanimously recommended that the Company’s stockholders reject the Foundation Offer and not tender their shares to the Foundation Group.

     On June 9, 2003, the defendants in the Weiss litigation filed a joint motion with the Delaware Court of Chancery to dismiss the complaint for failure to state a claim and for failure to make the statutorily required demand on the Company to assert the subject claims.

     On June 9, 2003, in an effort to preserve the ability of the Prior Board to resist inadequate takeover proposals and protect stockholder value, the Prior Board adopted a stockholder rights plan (the “Rights Plan”). The Rights Plan requires any party seeking to acquire 15% or more of the outstanding common stock of the Company to obtain the approval of the Board or else the rights granted to stockholders under the Rights Plan that are not held by the acquirer will become exercisable for our common stock, or common stock of the acquirer, at a discounted price.

     On June 17, 2003 the annual meeting of stockholders was reconvened and the slate of Directors designated by the Prior Board in our definitive proxy statement, filed with the SEC on April 15, 2003, were re-elected to serve as directors by a majority of shares voted.

     On June 18, 2003, the Foundation Group filed with the SEC preliminary proxy materials relating to its commencement of a solicitation of our stockholders to consent to the removal of all the members of the Prior Board and the election of three new directors nominated by the Foundation Group to serve as the sole members of a new board of directors. The Foundation Group’s consent solicitation materials stated the belief of the Foundation Group that, if elected, the Foundation Group’s nominees would consider taking the following actions: (i) exempting the Foundation Group from the application of the poison pill adopted by the Prior Board; (ii) exempting the Foundation Group from the application of the Delaware anti-takeover statute; (iii) repealing all of the recent amendments to the Company bylaws, which provide, among other things, for certain procedures for stockholder proposals and nominations to be presented at stockholder meetings and for stockholders taking action by written consent; and (iv) approving a merger between the Company and EI Acquisition Inc. following the completion of the Foundation Offer.

     On June 25, 2003, the Company filed with the Commission preliminary proxy materials relating to our opposition to the Foundation Group’s consent solicitation. The Company’s materials stated the belief of the Prior Board that stockholders should not provide their consent to the Foundation Group’s proposals and should revoke any such consents that might have been given.

     On July 16, 2003, the Company and AVI Biopharma, Inc. (“AVI”) entered into an Agreement and Plan of Merger, pursuant to which AVI would first commence an exchange offer in which AVI, through its wholly-owned subsidiary, Elk Acquisition, Inc., would offer 0.103 of a share of AVI common stock for each outstanding share of the Company’s common stock and 0.155 of a share of AVI common stock for each outstanding share of the Company’s preferred stock. The exchange offer was to be followed by a merger in which each share of the Company’s common stock not tendered in the exchange offer would be converted into the right to receive 0.103 of a share of AVI common stock and each share of the Company’s preferred stock not tendered in the exchange offer would be converted into the right to receive 0.155 of a share of AVI common stock. On July 25, 2003, AVI commenced the exchange offer. On August 11, 2003, AVI amended the terms of the exchange offer by increasing the exchange ratio to 0.123 of a share of AVI’s common stock for each share of the Company’s common stock, and 0.185 of a share of AVI’s common stock for each share of the Company’s preferred stock.

     On August 27, 2003, a group of shareholders consisting of Bruce Meyers, the M&B Weiss Family Limited Partnership of 1996, Melvyn I. Weiss, and Michael Stone (the “Meyers Group”) filed with the SEC preliminary consent materials relating to its commencement of a solicitation of our stockholders to consent to the removal of all the members of the Prior Board and the election of five new directors nominated by the Meyers Group to serve as the sole members of the New Board. On September 15,

2003, the Meyers Group filed with the SEC amended preliminary consent solicitation materials, and on September 30, 2003, the Meyers Group filed definitive consent solicitation materials.

     At a meeting held on September 2, 2003, the Prior Board set a record date in response to the Meyers Group’s request in connection with the consent solicitation. The Prior Board set September 5, 2003 as the record date.

     On September 2, 2003, AVI terminated the Agreement and Plan of Merger, due to less than the minimum number of shares of the Company’s stock being tendered by stockholders, which termination also served to terminate the exchange offer.

     On September 9, 2003, with less than a majority of the Company’s shares having been tendered, the Foundation Group terminated its tender offer to acquire all of the outstanding shares of our common stock and our preferred stock , as well as its consent solicitation of our shareholders.

     On September 9, 2003, a First Amended Shareholder’s Class and Derivative Complaint was filed by the plaintiff in the Weiss Litigation against the Company, as a nominal defendant, and the Individual Defendants, and purportedly as a class action on behalf of the plaintiff and on behalf of all other similarly situated stockholders of the Company, and purportedly as a derivative action on behalf of the Company against the Individual Defendants. The amended complaint, which was filed in substitution for the complaint previously filed by the same plaintiff on May 15, 2003, seeks, among other things, court orders mandating: (i) that the amended complaint be declared a proper class action and certifying the plaintiff as the class representative; (ii) that the Individual Defendants restore to the Company all monies alleged to have been wasted in connection with the aborted merger transactions with IDDS and AVI; (iii) that the defendants cooperate with parties proposing bona fide transactions to maximize stockholder value; (iv) that the Individual Defendants act independently so that the interests of shareholders are protected; (v) that the Individual Defendants ensure that no conflicts of interest exist between themselves and the Company and our stockholders; and (vi) that the Individual Defendants account to the Company, the plaintiff and the proposed class for damages suffered as a result of the actions alleged in the amended complaint.

     On September 17, 2003, Ernst & Young LLP (“E&Y”) resigned as our independent auditor. The decision to change independent auditors was not recommended or approved by the Audit Committee (the “Audit Committee”) of the Prior Board. The reports of E&Y on the financial statements of the Company as of and for the fiscal years ended December 31, 2001 and 2002 contained no adverse opinion or disclaimer of opinion, nor were the reports qualified or modified as to uncertainty, audit scope or accounting principles. In connection with its audits for the fiscal years ended December 31, 2001 and December 31, 2002, and during the subsequent interim period that began on January 1, 2003 and ended September 17, 2003, there were no disagreements with E&Y on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if they had occurred and not been resolved to the satisfaction of E&Y, would have caused E&Y to make reference to such disagreements in their reports on the financial statements for such years.

     On September 22, 2003, the defendants in the Weiss Litigation filed a subsequent joint motion with the Delaware Court of Chancery to dismiss the complaint for failure to state a claim and for failure to make the statutorily required demand on the Company to assert the subject claims. On that same day, the defendants also filed a joint motion with the Delaware Court of Chancery to disqualify Melvyn Weiss and Milberg Weiss Bershad Hynes & Lerach LLP, a firm in which Mr. Weiss is senior partner, from serving as both class counsel and as class representative.

     On October 2, 2003, we filed with the SEC preliminary proxy materials relating to our opposition to the Meyers Group’s consent solicitation. In the proxy materials, we stated that the Prior Board unanimously opposed the Meyers Group’s consent solicitation and recommended that our stockholders not provide their consent to the Meyers Group’s proposals, and should revoke any such consents that had been given. On October 3, 2003, we filed with the SEC solicitation materials under Rule 14a-12.

     On October 8, 2003, we filed with the SEC definitive consent solicitation materials. On October 10, 2003 and on November 26 2003, we filed with the SEC definitive additional materials relating to our opposition to the Meyers Group’s consent solicitation.

     On November 12, 2003, we selected BDO Seidman, LLP as our new independent auditor to replace our previous auditor, E&Y.

     On December 5, 2003, the Meyers Group delivered to us consents, exceeding a majority of the Company’s issued and outstanding preferred and common shares as of September 5, 2003, in favor of removing the Company’s Prior Board and electing the New Board.

The Company engaged IVS Associates, Inc. (“IVS”), independent proxy inspectors, to provide an independent tabulation of the consents and revocations and to report on the results as soon as possible.

     On December 9, 2003, IVS completed the review of the consents and revocations submitted in connection with the Meyers Group consent solicitation and reported that the vote’s cast were sufficient to elect a new slate of directors. As a result, the New Board was elected as directors of the Company, replacing the Prior Board.

     In 2003, the Company recognized an aggregate of $2,233,000 in expenses related to merger, tender offer and consent solicitation activities which included $1,375,000 in legal fees, $398,000 in fees to a financial advisor, $360,000 in other fees for audit, printing and investor relations services and $100,000 for reimbursement of certain expenses triggered in connection with the termination of the Agreement and plan of Merger were paid to AVI Biopharma (see Note F in Notes to Financial Statements).

Discontinued Programs

     As a result of our late 2002 decision to exit the drug discovery business, the following programs have been shut down:

Quantum Core Technology (QCT™)

     QCT is a proprietary, drug creation methodology that is based on a combination of quantum chemistry, proprietary computational software and molecular modeling. QCT is a Quantum Mechanism-Based drug creation technique that combines quantum mechanical calculations and physical organic chemistry to understand essential biochemical reactions at the level of the atom. We were unsuccessful in developing novel compounds that advanced to clinical drug candidates and that we would generate revenues from partnering agreements with pharmaceutical companies. With the lack of progress in discovery research and unfavorable market conditions that drug discovery companies faced in licensing collaborations with major pharmaceutical companies, we terminated all QCT research programs in 2003. We are investigating out-licensing opportunities for rights to further develop the QCT technology.

Optimized Anti-Sense Inhibitory Sequence™ (OASIS™)

     OASIS is a patented technology platform that uses computers to design “anti-sense sequences” or “anti-senses” — molecules capable of blocking the expression of specific genes. The goal of OASIS is to eliminate the trial and error work traditionally involved in finding anti-sense sequences and to efficiently predict the most potent anti-sense molecules in a gene sequence. Although our scientists were able to use OASIS to create a library of optimal inhibitor sequences to 100% of the genes of Mycobacterium tuberculosis and another library consisting of optimal inhibitors for 25% of human genes, we could not find corporate partners interested in utilizing our technology. Other Company sponsored research programs conducted at the University of Texas at Dallas (UTD) were terminated in December 2002.

Taxanes Program

     We had an exclusive worldwide license to use gene-based technology to synthesize taxanes (the chemical class to which Taxol® belongs). Taxol® is expensive to manufacture since it is derived from hard-to-obtain natural products: the bark and needles of the Pacific Yew tree. A genetically engineered production system for baccatin could potentially be used to manufacture an improved second-generation paclitaxel. Due to poor results from our research efforts, the termination of external funding for this program, and the extremely long timeframe projected for successful conclusion, if any, of this production development project, we discontinued our research in this area.

Gaucher’s disease

     We were unsuccessful in finding a party interested to license our program to produce glucocerebrosidase for use in Gaucher’s disease, and discontinued those efforts in 2003.

Other Programs

     In addition, we have discontinued the following programs: vaccine engineering, telomerase, polycystic kidney disease, estrogen peptide, and monoclonal antibodies.

Discontinued Collaborative and License Agreements

QCT

     In June 2000, we entered into an exclusive worldwide license agreement with the University of California — San Diego (UCSD), and the University of British Columbia (UBC) to use or sublicense patent rights disclosed in a pending U.S. patent titled “A New Anti-tuberculosis Drug Target.” Pursuant to the agreement, we paid a license issue fee and we were obligated to pay license maintenance fees and, possibly, milestone and royalty payments. Also in June 2000, we agreed to a three-year collaborative research agreement with UBC and Vancouver Hospital to fund research under the direction of Dr. Yossef Av-Gay of the Department of Medicine at UBC. In August 2000, we entered into a three-year collaborative research agreement with the Regents of the University of California to fund research performed under the direction of Dr. Robert Fahey of the Department of Chemistry and Biochemistry at the UCSD. We terminated the agreements with both UBC and UCSD in February 2003 and December 2002, respectively.

OASIS

     An agreement with UTD that was originally entered into in 1992 pursuant to which UTD was to perform certain research and development activities relating to anti-sense compounds and related technology for use in humans terminated in December 2002.

     We retain certain rights to a patent, originated in June 1996, with the Board of Regents of UTD whereby we obtained an exclusive royalty-bearing license to manufacture, have manufactured, use, sell and sublicense products related to a U.S. patent application entitled, “A Method for Ranking Sequences to Select Target Sequence Zones of Nucleic Acids.”

Taxanes Program

     Our June 1998 license agreement and research and development agreement with Bristol Meyers Squibb (“BMS”) granted them exclusive worldwide sublicenses under our agreements with the Research & Development Institute (RDI) and the Washington State University Research Foundation (“WSURF”). The research and development agreement, between BMS and us, terminated on June 12, 2002. In June 2003, we terminated our license agreement with BMS, re-acquiring the exclusive rights to the WSURF paclitaxel gene technology.

     On June 19, 2002 we terminated our June 1993 license agreement with RDI, in which we had been granted worldwide exclusive rights to fungal technology to produce paclitaxel.

Patents, Licenses and Proprietary Rights

     Prior to the termination of all of our research and development programs, our policy was to protect technology that we consider important in the development of our business by, among other things, filing patent applications for such technology. In addition to filing patent applications in the U.S., we have filed patent applications in certain foreign countries. Although a patent has a statutory presumption of validity in the U.S., the issuance of a patent is not conclusive as to such validity or as to the enforceable scope of the claims of the patent. There can be no assurance that our issued patents or any patents subsequently issued to us, or licensed by us, will not be successfully challenged in the future. The validity or enforceability of a patent after its issuance by the U.S. Patent and Trademark Office can be challenged in litigation. If the outcome of the litigation is adverse to the owner of the patent, third parties may then be able to use the invention covered by the patent, in some cases without payment. There can be no assurance that patents in which we have rights will not be infringed or successfully avoided through design innovation.

     Costs associated with our patent portfolio exceeded $220,000 in 2003 and $600,000 in 2002. We do not expect to incur significant new patent expenses related to drug discovery research operations.

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

Competition

     Any potential products that might come from our remaining intellectual property may face competition from existing therapies. The development by others of novel treatment methods for those indications for which we were developing compounds could render any compounds derived from our intellectual property non-competitive or obsolete. Competition in pharmaceuticals is generally based on performance characteristics as well as price and timing of market introduction of competitive products. Acceptance by hospitals, physicians and patients is crucial to the success of a product. Price competition may become increasingly important as a result of an increased focus by insurers and regulators on the containment of health care costs. In addition, the various federal and state agencies have enacted regulations requiring rebates of a portion of the purchase price of many pharmaceutical products.

Insurance

     We have indemnification agreements with our former directors, in addition to the rights to indemnification afforded such individuals in our bylaws. The indemnification agreements require us to maintain directors’ and officers’ liability insurance covering at the then current levels of coverage for these individuals for a period from the date of such agreements until six years after the last date on which the individual ceases to be a director, officer, employee, agent or fiduciary of the Company. There can be no assurance that we will be able to obtain, maintain or increase our insurance coverage in the future on acceptable terms or that any claims against us will not exceed the amount of such coverage.

Employees

     As of March 30, 2004, we have one full-time employee, David E. Riggs, who serves as the President, Chief Executive Officer and Chief Financial Officer. We engage independent contractors and temporary employees to perform certain administrative tasks. Although we believe that we have been successful to date in attracting skilled, highly qualified personnel, competition for personnel is intense and we cannot assure that we will be able to attract and retain highly qualified personnel. Our employees are not governed by any collective bargaining agreement, however, Mr. Riggs has an employment contract with the Company.

     On February 23, 2004, Dr. Ronald L. Goode resigned his positions with the Company as President and Chief Executive Officer, thereby terminating his employment agreement with the Company that was to expire on March 21, 2004. Dr. Goode has claimed that he left his positions in part because the New Board has created an environment where his ability to perform his job functions has been diminished. We unconditionally dispute each of Dr. Goode’s claims.

Factors That May Affect Financial Condition and Future Results

     We are currently focused on completing the wind-down of our drug discovery operations begun in late 2002, resolving outstanding liabilities and redeploying the remaining residual assets of the Company. We have participated in a continually changing industry that utilizes rapidly evolving technologies. The following cautionary statements discuss important factors that could cause actual results to differ materially from the projected results contained in the forward-looking statements in this report.

Liquidity and Capital Resources

     At December 31, 2003 we had cash, cash equivalents and investments of approximately $10,132,000, plus restricted cash of $600,000. Restricted cash was pledged as collateral in support of leased laboratory equipment. In connection with the termination of our drug discovery research programs, we repurchased equipment subject to a capital lease agreement. In January 2004, in conjunction with this December 2003 repurchase, the lessor of this equipment released $375,000 of the held collateral. We anticipate the wind-down operations to be substantially completed by the end of the first half of 2004. We estimate that we will use $1.2-1.5 million during this time to satisfy previous commitments of the Prior Board. After the first quarter, we forecast our cash usage to be approximately $100,000-125,000 per month, assuming that we make no new investments or engage in the operation of a new business. Our future capital needs are uncertain. The Company may or may not need additional financing in the future to fund operations, a determination to be made when the Company implements its new business strategy. We do not know whether additional financing will be available when needed, or that, if available, we will obtain financing on terms favorable to our stockholders.

Our Stock

     The market price of our stock may be negatively affected by market volatility. The following factors, in addition to other risk factors described in this section, may have a significant impact on the market price of our securities:

•	announcements we make concerning new business development activities;

•	announcements we make concerning our use of cash to maintain our dormant operations;

•	regulatory developments in the United States and foreign countries;

•	our common stock being de-listed from the NASDAQ small-cap stock market;

•	current and new litigation requiring further use of our cash; or

•	economic and other external factors or other disasters or crises.

Research and Development Activities

     We incurred research and development expenses of $154,000, $3,948,000 and $4,843,000 for the fiscal years 2003, 2002 and 2001, respectively. None of our 2003 research and development activities related to customer-sponsored development programs. In 2002 and 2001 we incurred an estimated $562,000 and $1,333,000, respectively, related to our agreement with Bristol Myers Squibb to develop a novel production method to manufacture paclitaxel.

Item 2. Properties

     As of December 31, 2003, we vacated approximately 19,300 square feet of office and laboratory space at 2110 Research Row, Dallas, Texas, previously occupied by the Company since its inception. The New Board is contemplating relocating the Company to Rochester, New York. Until such time as a relocation decision is made we are occupying approximately 545 square feet of temporary office space leased on a month-to-month basis at 2911 Turtle Creek Boulevard, Dallas, Texas for which we incur rent expenses of approximately $4,000 per month.

Item 3. Legal Proceedings

     We are not a party to any litigation in any court, and management is not aware of any contemplated proceeding by any governmental authority or individual against us except as described below.

     Weiss Litigation. On May 15, 2003, The M&B Weiss Family Limited Partnership of 1996 filed a lawsuit in the Delaware Court of Chancery, purportedly as a class action on behalf of all other similarly situated stockholders of the Company, against the Company, as a nominal defendant, and the Individual Defendants, and purportedly as a derivative action on behalf of the Company against the Individual Defendants. The complaint alleges, among other things, that the Individual Defendants have mismanaged the Company, have made unwarranted and wasteful loans and payments to certain directors and third parties, have disseminated a materially false and misleading proxy statement in connection with the 2003 annual meeting of our stockholders, and have breached their fiduciary duties to act in the best interests of our Company and its stockholders. The complaint seeks, among other things, court orders mandating that the defendants cooperate with parties proposing bona fide transactions to maximize stockholder value, make corrective disclosures with respect to the proxy statement for the 2003 annual meeting, and account to the Company and the plaintiffs for damages suffered as a result of the actions alleged in the complaint.

     On June 9, 2003, the defendants in the Weiss litigation filed a joint motion with the Delaware Court of Chancery to dismiss the complaint for failure to state a claim and for failure to make the statutorily required demand on the Company to assert the subject claims.

     On September 9, 2003, a First Amended Shareholder’s Class and Derivative Complaint was filed by the plaintiff in the Weiss Litigation against the Company, as a nominal defendant, and the Individual Defendants, and purportedly as a class action on behalf of the plaintiff and on behalf of all other similarly situated stockholders of the Company, and purportedly as a derivative action on behalf of the Company against the Individual Defendants. The amended complaint, which was filed in substitution for the complaint previously filed by the same plaintiff on May 15, 2003, seeks, among other things, court orders mandating: (i) that the amended complaint be declared a proper class action and certifying the plaintiff as the class representative; (ii) that the Individual Defendants restore to the Company all monies alleged to have been wasted in connection with the aborted merger transactions with IDDS and AVI; (iii) that the defendants cooperate with parties proposing bona fide transactions to maximize stockholder value; (iv) that the Individual Defendants act independently so that the interests of shareholders are protected; (v) that the Individual Defendants ensure that no conflicts of interest exist between themselves and the Company and our stockholders; and (vi) that the Individual Defendants account to the Company, the plaintiff and the proposed class for damages suffered as a result of the actions alleged in the amended complaint.

     On September 22, 2003, the defendants in the Weiss Litigation filed a subsequent joint motion with the Delaware Court of Chancery to dismiss the complaint for failure to state a claim and for failure to make the statutorily required demand on the Company to assert the subject claims. On that same day, the defendants also filed a joint motion with the Delaware Court of Chancery to disqualify Melvyn Weiss and Milberg Weiss Bershad Hynes & Lerach LLP, a firm in which Mr. Weiss is senior partner, from serving as both class counsel and as class representative.

     We cannot predict at this point the length of time that the Weiss Litigation will be ongoing or the liability, if any, which may arise there from. The Company will defend itself vigorously against this claim.

     Labidi Proceeding. In April 2002, Dr. Labidi, one of our former employees, made certain allegations against us regarding discrimination. Dr. Labidi initially filed an employment discrimination charge with the Equal Employment Opportunity Commission (“EEOC”) alleging that he was harassed and discriminated against. The EEOC dismissed this charge because it found no substantial evidence to support Dr. Labidi’s claims. Dr. Labidi subsequently filed a federal court lawsuit against the Company in the United States District Court for the Northern District of Texas. In the lawsuit, Dr. Labidi reasserted his harassment and discrimination claims. In addition, Dr. Labidi alleged that the Company wrongfully converted certain biological research materials that Dr. Labidi claims belong to him. At this point, no formal discovery has occurred in this lawsuit and our attorneys investigation of Dr. Labidi’s claims are in an early stage. We believe we have meritorious defenses with respect to these allegations, all of which we intend to pursue vigorously.

     2110 Research Row, Ltd. Proceeding. On December 31, 2003, the termination date of our lease agreement, we vacated 19,300 square feet of office and laboratory space that we occupied at 2110 Research Row, Dallas, Texas. We occupied this facility since October 1991. 2110 Research Row, Ltd. (the “Landlord”) acquired this property in April 2002. The Landlord contends he is owed payments that we believe to be outside the terms of the lease agreement or waived by the previous landlord. Among the Landlord’s claims, for which he seeks monetary payments from the Company are late fees on monthly lease payments which were waived by the previous landlord, incremental property taxes incurred by the Landlord as a result of the change in the tax status of the property from not-for-profit to for profit, and additional lease payments resulting from the purported mis-measurement of the square footage of space we occupy contained in the lease agreement. The aggregation of these and other claims made by the landlord is approximately $173,000.

     In October 2003, the Landlord filed a lien on our personal property located at 2110 Research Row. The lien was subsequently removed in December 2003.

     In October 2003, we filed suit against the Landlord and 9000 Harry Hines, Inc., in a Dallas County District Court. The Company, as Tenant, and Landlord were parties to a lease agreement (“Lease Agreement”) dated October 1, 1991, as amended. The petition filed by us contends that the monetary payments sought by the Landlord are excluded under the Lease Agreement and requests a declaration from the Court that the Company is not in either monetary, or non-monetary, default.

     On March 19, 2004, we entered into a settlement agreement with the Landlord, whereby we agreed to make a $33,000 payment to the Landlord, dismiss the suit with prejudice and enter into a mutual release of any and all claims by all parties.

Item 4. Submission of Matters to a Vote of Security Holders

Meyers Group Consent Solicitation

     On August 27, 2003, the Meyers Group filed with the SEC preliminary consent materials relating to its commencement of a solicitation of our stockholders to consent to the removal of all the members of the Prior Board and the election of five new directors nominated by the Meyers Group to serve as the sole members of the New Board. On September 15, 2003, the Meyers Group filed with the SEC amended preliminary consent solicitation materials, and on September 30, 2003, the Meyers Group filed definitive consent solicitation materials.

     At a meeting held on September 2, 2003, the Prior Board of Directors set a record date in response to the Meyers Group’s request in connection with the consent solicitation. The Prior Board set September 5, 2003 as the record date.

     On December 5, 2003, we received from the Meyers Group copies of written consents purporting to represent a majority of the outstanding shares of the Company’s voting stock. On the same date, we engaged IVS Associates, Inc. (“IVS”), independent proxy inspectors, to provide an independent tabulation of the consents and revocations and to report on the results. On December 9, 2003, IVS reported that the consents delivered by the Meyers Group were sufficient to elect a new slate of directors. Consents voting for the five nominees of the Meyers Group, as determined by IVS, totalled 8,909,367 shares of the Company’s voting stock. As a result, five nominees of the Meyers Group were elected as the New Board, replacing the Prior Board.

     At this time, the Meyers Group, together with the New Board, was the beneficial owner of 2,963,717 shares of the common and preferred stock of the company (according to the Schedule 14A filed with the Securities and Exchange Commission by the Meyers Group on September 30, 2003). This amount represents approximately 18% of the total voting stock of the Company currently outstanding.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

     Our common stock is currently listed on the NASDAQ SmallCap Market. Before May 22, 2000, our common stock was quoted in the over-the-counter market on the NASDAQ SmallCap Market System under the ticker symbol “CYPH”. From May 22, 2000 until October 24, 2001 we had been listed on the NASDAQ National Market under the symbol “CYPH”. Since October 24, 2001 we have been listed under “EXEG”. On October 25, 2002, we transferred from the NASDAQ National Market to the NASDAQ SmallCap Market as a result of our failure to comply with the NASDAQ National Market’s minimum bid price requirement of $1.00 per share. On January 22, 2003, we were provided an additional 180 calendar days, or until July 21, 2003, to regain compliance with such requirement. Although on July 21, 2003 we failed to regain compliance with such requirement, given that we met the initial listing requirements for the NASDAQ SmallCap Market, NASDAQ provided us with an additional 90 calendar days, or until October 20, 2003 to regain compliance with the minimum bid price requirement.

     On October 20, 2003, the Company received official notification from The NASDAQ Stock Market that it was not in compliance with the minimum $1.00 closing bid price per share requirement as set forth in NASD Marketplace Rule 4310(c)(4), and the requirement for a minimum of three independent members of the audit committee as set forth in NASD Marketplace Rule 4350(d)(2). Our common stock was, therefore, subject to delisting from The NASDAQ SmallCap Market. We requested a hearing before the

NASDAQ Listing Qualifications Panel to review the NASDAQ staff determination. This hearing occurred on December 4, 2003. As set forth in NASD Marketplace Rule 4820, this request stayed any delisting action pending issuance of a written determination by the NASDAQ Listing Qualifications Panel.

     On January 2, 2004, the NASDAQ Listings Qualification Panel notified us that we were entitled to an extension (until July 25, 2004) to regain compliance with a $1.00 minimum share price for listing on The NASDAQ SmallCap Market. During this period, it will be necessary for the Company’s common stock to trade at or above $1.00 per share for a minimum of 10 consecutive trading days to remain listed on the NASDAQ SmallCap Market. The NASDAQ Panel’s determination was, in part, based on the Company’s commitment to seek shareholder approval of a reverse stock split. A reverse stock split is one possible solution to rectifying the Company’s deficiency as it relates to the $1.00 minimum share price issue. There is no guarantee that a reverse split will ultimately satisfy the $1.00 minimum share price on a limited or long-term basis.

     On January 28, 2004 the NASDAQ internal staff review concluded that the New Board and its Audit Committee satisfy the independent composition requirements as set forth in NASDAQ Marketplace Rules 4350(c) and 4350(d)(2), respectively.

     If we fail to meet the continued listing standards by the time this additional grace period terminates on July 25, 2004, our common stock will be delisted from the NASDAQ SmallCap Market. This would likely have an adverse impact on the trading price and liquidity of our common stock. If our common stock were to be delisted, trading, if any, in the common stock may continue to be conducted on the OTC Bulletin Board upon application by the requisite market makers.

Common Stock

     The following table shows the highest and lowest actual trades of our common stock, on a per share basis, during each quarterly period within the two most recent fiscal years, as reported by the National Association of Securities Dealers. Such prices reflect inter-dealer quotations, without adjustment for any retail markup, markdown or commission.

	High	Low
2002:
First Quarter	$3.50	$1.50
Second Quarter	1.77	0.75
Third Quarter	0.92	0.46
Fourth Quarter	0.68	0.29
2003:
First Quarter	$0.84	$0.28
Second Quarter	0.90	0.27
Third Quarter	0.85	0.35
Fourth Quarter	1.20	0.39

     On March 15, 2004, the last sale price of our common stock was $0.70.

Stockholders

     As of March 15, 2004, there were approximately 200 holders of record of our common stock and, according to our estimates, approximately 4,600 beneficial owners of our common stock.

Dividends

     We have not paid dividends to our common stockholders since our inception and do not plan to pay cash dividends in the foreseeable future. We currently intend to retain earnings, if any.

Equity Compensation Plan Information

Equity Compensation Plan Information
As of December 31, 2003

Number of Securities
Remaining Available for
	Number of Securities to be	Weighted-Average	Future Issuance Under
	Issued Upon Exercise of	Exercise Price of	Equity Compensation Plans
	Outstanding Options,	Outstanding Options,	(Excluding Securities
	Warrants and Rights	Warrants and Rights	Reflected in Column(a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	2,158,000	$3.02	2,059,600
Equity compensation plans not approved by security holders	690,000	$7.85	NA

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

•	Gruntal & Co. warrants, dated February 23, 2000: provided common stock purchase warrants to Gruntal & Co., L.L.C. (“Gruntal”) and various Gruntal employees in connection with financial advisory services, to purchase an aggregate of 300,000 shares of our common stock at a purchase price of $15.00 per share, with an expiration date of February 23, 2005. These warrants were issued as a result of a re-issuance of a common stock purchase warrant, dated February 1, 2000, to Gruntal for the purchase of 300,000 shares of our common stock.

•	Dominick & Dominick Financial Services Advisory Letter Agreement warrants, dated July 9, 1999: provided common stock purchase warrants to Dominick & Dominick LLC, a financial consultant, to purchase 150,000 shares of our common stock for a purchase price of $7.00 per share, with an expiration date of July 15, 2004. Warrants for 50,000 common shares which vested immediately were granted upon signing the agreement; the Company determined the fair value based on Black-Scholes option pricing model of these warrants to be approximately $169,000, which was charged to operation. These warrants were exercised during 2000. The remaining 100,000 warrants become exercisable and a cash fee of less than $200,000 will be paid upon consummation of a transaction, as defined in the agreement.

•	Roan-Meyers warrants, dated August 13, 2002: provided common stock purchase warrants in connection with financial advisory services, to purchase 125,000 shares of our common stock at a purchase price of $1.00 per share, with an expiration date of August 13, 2007.

•	Roan-Meyers warrants, dated August 13, 2002: provided common stock purchase warrants in connection with financial advisory services to purchase 125,000 shares of our common stock at a purchase price of $0.55 per share, with an expiration date of August 13, 2007.

•	Petkevich & Partners, LLC warrants, dated March 5, 2003, provided common stock purchase warrants in connection with financial advisory services to purchase 40,000 shares of our common stock at a purchase price of $0.58 per share, with an expiration date of March 5, 2008.

Recent Sales of Unregistered Securities

     In March 2003, in exchange for financial advisory services we issued warrants to Petkevich & Partners, LLC to purchase 40,000 shares of common stock at a purchase price of $0.58 per share, with an expiration date of March 5, 2008.

     In addition, during the year ended December 31, 2003 we granted options to purchase an aggregate of 455,000 shares of common stock to employees and directors with a weighted average exercise price of $0.51 per share. All options issued during 2003 were granted with an exercise price equal to the fair market value of our common stock on the date of grant.

     The securities issued in the foregoing transactions were offered and sold in reliance upon exemptions from the Securities Act of 1933 registration requirements set forth in Sections 3(b) and 4(2) of the Securities Act and any regulations promulgated there under, relating to sales by an issuer not involving any public offering. No underwriters were involved in the foregoing sales of securities.

Item 6. Selected Financial Data

     The selected financial data set forth below is derived from our audited financial statements. Such information should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and with such financial statements and the notes thereto contained elsewhere in this report.

eXegenics Inc.
SELECTED FINANCIAL DATA

	Year Ended December 31,
	2003	2002	2001	2000	1999
Statement of Operations Data
Revenue	$13,000	$562,000	$1,333,000	$865,000	$1,375,000

Research and development	154,000	3,948,000	4,843,000	3,681,000	2,332,000
General and administrative expenses	2,938,000	4,770,000	6,448,000	5,788,000	3,194,000
Expenses related to strategic redirection	653,000	864,000	560,000	—	—
Merger, tender offers and consent solicitation expenses	2,233,000	2,010,000	—	—	—

Operating loss	(5,965,000)	(11,030,000)	(10,518,000)	(8,604,000)	(4,151,000)
Gain on disposition	—	4,000	274,000	—	—
Interest income	174,000	686,000	1,383,000	1,543,000	222,000
Interest expense	(2,000)	(18,000)	(6,000)	(9,000)	(6,000)

Loss before tax benefit and cumulative effect of a change in accounting principle	(5,793,000)	(10,358,000)	(8,867,000)	(7,165,000)	(3,935,000)
Tax benefit	—	—	82,000	—	—
Cumulative effect on prior years of change in method of revenue recognition	—	—	—	—	(422,000)

Net loss	(5,793,000)	(10,358,000)	(8,785,000)	(7,165,000)	(4,357,000)

Preferred Stock
Dividend	(207,000)	(169,000)	(180,000)	(180,000)	(182,000)

Net loss attributable to common stockholders	$(6,000,000)	$(10,527,000)	$(8,965,000)	$(7,345,000)	$(4,539,000)

Basic and diluted loss per common share	$(0.38)	$(0.67)	$(0.57)	$(0.51)	$(0.44)

	December 31,
	2003	2002	2001	2000	1999
Balance Sheet Data
Total assets	$11,342,000	$17,515,000	$27,625,000	$37,378,000	$4,491,000
Working capital	10,296,000	15,924,000	24,949,000	35,050,000	2,324,000
Royalties payable — less current portion	—	—	—	750,000	875,000
Stockholders’ equity	$10,304,000	$16,074,000	$26,121,000	$35,775,000	$2,592,000

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

     On December 5, 2003, our Prior Board was removed by a majority vote of our stockholders via a proxy consent solicitation. They were replaced by our New Board. Our New Board is focused on completing the wind-down of our drug discovery operations begun in late 2002, resolving outstanding liabilities and redeploying the remaining residual assets of the Company. The New Board has established a committee to study strategic direction and identify potential business opportunities. On February 23, 2004, Dr. Ronald L. Goode, the President and Chief Executive Officer of the Company resigned, thereby terminating his employment agreement with the Company that was to expire on March 21, 2004 (See Item 11. Executive Compensation). Currently, David E. Riggs is our sole employee who serves as the President, Chief Executive Officer and Chief Financial Officer.

     We have historically operated as a drug discovery company, exploiting new enabling technologies to advance and shorten the new drug development cycle. Drug discovery is the first phase of an eight to 12 year cycle, from inception to FDA approval, typically needed to bring a new drug to market. Employing new technologies is a high-risk venture. Our Company has been unsuccessful at advancing research programs. As a result, in 2002 the Prior Board decided to exit the drug discovery market and to reposition the Company as a commercially oriented, specialty markets drug company focused on developing and marketing products to physicians practicing in specialist areas. This strategy would have entailed either licensing niche products or clinical product candidates from outside the Company, completing clinical development and obtaining FDA approval or engaging in a merger with a company already operating in this area. To that end, the Prior Board concluded that it would be in the best interests of our stockholders if we entered into a business combination with a company having products in clinical development and/or pursued a secondary strategy of in-licensing compounds already engaged in human clinical trials and completed that process for those compounds.

     In September 2002, the Company entered into an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”) with Innovative Drug Delivery Systems (“IDDS”), and filed a related Registration Statement on Form S-4 with the Securities and Exchange Commission on October 31, 2002. After announcing the proposed merger with IDDS, it became clear that the proposed merger had significant shareholder opposition, placing the question of shareholder approval in doubt. Given these circumstances, the two companies reached a mutual decision to terminate the merger effort. In November 2002, the Merger Agreement was terminated pursuant to a termination agreement dated November 25, 2002, and on November 27, 2002, the Company requested withdrawal of the registration statement.

     In 2002, the Company recognized an aggregate of $2,010,000 in expenses related to the merger which included $496,000 in legal fees, $304,000 in fees to a financial advisor, $210,000 in other fees for audit, printing and investor relations services and a $500,000 termination fee paid to IDDS pursuant to the termination agreement dated November 25, 2002. The $500,000 expense related to establishing the reserve account for the convertible note the Company received from IDDS. (see Note F in Notes to Financial Statements).

     On May 15, 2003, The M&B Weiss Family Limited Partnership of 1996 filed a lawsuit in the Delaware Court of Chancery, purportedly as a class action on behalf of all other similarly situated stockholders of the Company, against the Company, as a nominal defendant, and Individual Defendants, and purportedly as a derivative action on behalf of the Company against the Individual Defendants. The complaint alleges, among other things, that the Individual Defendants have mismanaged the Company, have made unwarranted and wasteful loans and payments to certain directors and third parties, have disseminated a materially false and misleading proxy statement in connection with the 2003 annual meeting of our stockholders, and have breached their fiduciary duties to act in the best interests of our Company and its stockholders. The complaint seeks, among other things, court orders mandating that the defendants cooperate with parties proposing bona fide transactions to maximize stockholder value, make corrective disclosures with respect to the proxy statement for the 2003 annual meeting, and account to the Company and the plaintiffs for damages suffered as a result of the actions alleged in the complaint.

     On May 19, 2003 the annual meeting of stockholders was held, but adjourned prior to taking a vote for the election of Directors in order to meet with stockholder groups and consider changing the slate of Directors supported by the Prior Board for re-election.

     On May 29, 2003, EI Acquisition Inc. (“EI Acquisition”), a wholly-owned subsidiary of Foundation Growth Investments LLC (together with EI Acquisition, the “Foundation Group”), commenced an unsolicited cash tender offer (the “Foundation Offer”) for all of our outstanding shares of common stock and Series A preferred stock at a price of $0.40 per share, which offer price was later increased to $0.60 per share. For the reasons described in our Solicitation/Recommendation Statement on Schedule 14D-9 in response to the Foundation Offer, filed with the Securities and Exchange Commission on June 12, 2003, as amended (the “Foundation Schedule 14D-9”), the Prior Board unanimously recommended that the Company’s stockholders reject the Foundation Offer and not tender their shares to the Foundation Group.

     On June 9, 2003, the defendants in the Weiss litigation filed a joint motion with the Delaware Court of Chancery to dismiss the complaint for failure to state a claim and for failure to make the statutorily required demand on the Company to assert the subject claims.

     On June 9, 2003, in an effort to preserve the ability of the Prior Board to resist inadequate takeover proposals and protect stockholder value, the Prior Board adopted a stockholder rights plan (the “Rights Plan”). The Rights Plan requires any party seeking to acquire 15% or more of the outstanding common stock of the Company to obtain the approval of the Board or else the rights granted to stockholders under the Rights Plan that are not held by the acquirer will become exercisable for our common stock, or common stock of the acquirer, at a discounted price.

     On June 17, 2003 the annual meeting of stockholders was reconvened and the slate of Directors designated by the Prior Board in our definitive proxy statement, filed with the SEC on April 15, 2003, were re-elected to serve as directors by a majority of shares voted.

     On June 18, 2003, the Foundation Group filed with the SEC preliminary proxy materials relating to its commencement of a solicitation of our stockholders to consent to the removal of all the members of the Prior Board and the election of three new directors nominated by the Foundation Group to serve as the sole members of a new board of directors. The Foundation Group’s consent solicitation materials stated the belief of the Foundation Group that, if elected, the Foundation Group’s nominees would consider taking the following actions: (i) exempting the Foundation Group from the application of the poison pill adopted by the Prior Board; (ii) exempting the Foundation Group from the application of the Delaware anti-takeover statute; (iii) repealing all of the recent amendments to the Company bylaws, which provide, among other things, for certain procedures for stockholder proposals and nominations to be presented at stockholder meetings and for stockholders taking action by written consent; and (iv) approving a merger between the Company and EI Acquisition Inc. following the completion of the Foundation Offer.

     On June 25, 2003, the Company filed with the Commission preliminary proxy materials relating to our opposition to the Foundation Group’s consent solicitation. The Company’s materials stated the belief of the Prior Board that stockholders should not provide their consent to the Foundation Group’s proposals and should revoke any such consents that might have been given.

     On July 16, 2003, the Company and AVI Biopharma, Inc. (“AVI”) entered into an Agreement and Plan of Merger, pursuant to which AVI would first commence an exchange offer in which AVI, through its wholly-owned subsidiary, Elk Acquisition, Inc., would offer 0.103 of a share of AVI common stock for each outstanding share of the Company’s common stock and 0.155 of a share of AVI common stock for each outstanding share of the Company’s preferred stock. The exchange offer was to be followed by a merger in which each share of the Company’s common stock not tendered in the exchange offer would be converted into the right to receive 0.103 of a share of AVI common stock and each share of the Company’s preferred stock not tendered in the exchange offer would be converted into the right to receive 0.155 of a share of AVI common stock. On July 25, 2003, AVI commenced the exchange offer. On August 11, 2003, AVI amended the terms of the exchange offer by increasing the exchange ratio to 0.123 of a share of AVI’s common stock for each share of the Company’s common stock, and 0.185 of a share of AVI’s common stock for each share of the Company’s preferred stock.

     On August 27, 2003, a group of shareholders consisting of Bruce Meyers, the M&B Weiss Family Limited Partnership of 1996, Melvyn I. Weiss, and Michael Stone (the “Meyers Group”) filed with the SEC preliminary consent materials relating to its commencement of a solicitation of our stockholders to consent to the removal of all the members of the Prior Board and the election of five new directors nominated by the Meyers Group to serve as the sole members of a new Board of Directors. On September 15,

2003, the Meyers Group filed with the SEC amended preliminary consent solicitation materials, and on September 30, 2003, the Meyers Group filed definitive consent solicitation materials.

     At a meeting held on September 2, 2003, the Prior Board set a record date in response to the Meyers Group’s request in connection with the consent solicitation. The Prior Board set September 5, 2003 as the record date.

     On September 2, 2003, AVI terminated the Agreement and Plan of Merger, due to less than the minimum number of shares of the Company’s stock being tendered by stockholders, which termination also served to terminate the exchange offer.

     On September 9, 2003, with less than a majority of the Company’s shares having been tendered, the Foundation Group terminated its tender offer to acquire all of the outstanding shares of our common stock and our preferred stock , as well as its consent solicitation of our shareholders.

     On September 9, 2003, a First Amended Shareholder’s Class and Derivative Complaint was filed by the plaintiff in the Weiss Litigation against the Company, as a nominal defendant, and the Individual Defendants, and purportedly as a class action on behalf of the plaintiff and on behalf of all other similarly situated stockholders of the Company, and purportedly as a derivative action on behalf of the Company against the Individual Defendants. The amended complaint, which was filed in substitution for the complaint previously filed by the same plaintiff on May 15, 2003, seeks, among other things, court orders mandating: (i) that the amended complaint be declared a proper class action and certifying the plaintiff as the class representative; (ii) that the Individual Defendants restore to the Company all monies alleged to have been wasted in connection with the aborted merger transactions with IDDS and AVI; (iii) that the defendants cooperate with parties proposing bona fide transactions to maximize stockholder value; (iv) that the Individual Defendants act independently so that the interests of shareholders are protected; (v) that the Individual Defendants ensure that no conflicts of interest exist between themselves and the Company and our stockholders; and (vi) that the Individual Defendants account to the Company, the plaintiff and the proposed class for damages suffered as a result of the actions alleged in the amended complaint.

     On September 17, 2003, Ernst & Young LLP (“E&Y”) resigned as our independent auditor. The decision to change independent auditors was not recommended or approved by the Audit Committee (the “Audit Committee”) of the Prior Board. The reports of E&Y on the financial statements of the Company as of and for the fiscal years ended December 31, 2001 and 2002 contained no adverse opinion or disclaimer of opinion, nor were the reports qualified or modified as to uncertainty, audit scope or accounting principles. In connection with its audits for the fiscal years ended December 31, 2001 and December 31, 2002, and during the subsequent interim period that began on January 1, 2003 and ended September 17, 2003, there were no disagreements with E&Y on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if they had occurred and not been resolved to the satisfaction of E&Y, would have caused E&Y to make reference to such disagreements in their reports on the financial statements for such years.

     On September 22, 2003, the defendants in the Weiss Litigation filed a subsequent joint motion with the Delaware Court of Chancery to dismiss the complaint for failure to state a claim and for failure to make the statutorily required demand on the Company to assert the subject claims. On that same day, the defendants also filed a joint motion with the Delaware Court of Chancery to disqualify Melvyn Weiss and Milberg Weiss Bershad Hynes & Lerach LLP, a firm in which Mr. Weiss is senior partner, from serving as both class counsel and as class representative.

     On October 2, 2003, we filed with the SEC preliminary proxy materials relating to our opposition to the Meyers Group’s consent solicitation. In the proxy materials, we stated that the Prior Board unanimously opposed the Meyers Group’s consent solicitation and recommended that our stockholders not provide their consent to the Meyers Group’s proposals, and should revoke any such consents that had been given. On October 3, 2003, we filed with the SEC solicitation materials under Rule 14a-12.

     On October 8, 2003, we filed with the SEC definitive consent solicitation materials. On October 10, 2003 and on November 26 2003, we filed with the SEC definitive additional materials relating to our opposition to the Meyers Group’s consent solicitation.

     On November 12, 2003, we selected BDO Seidman, LLP as our new independent auditor to replace our previous auditor, E&Y.

     On December 5, 2003, the Meyers Group delivered to us consents, exceeding a majority of the Company’s issued and outstanding preferred and common shares as of September 5, 2003, in favor of removing the Company’s Prior Board and electing the New Board.

The Company engaged IVS Associates, Inc. (“IVS”), independent proxy inspectors, to provide an independent tabulation of the consents and revocations and to report on the results as soon as possible.

     On December 9, 2003, IVS completed the review of the consents and revocations submitted in connection with the Meyers Group consent solicitation and reported that the vote’s cast were sufficient to elect a new slate of directors. As a result, the New Board was elected as directors of the Company, replacing the Prior Board.

     In 2003, the Company recognized an aggregate of $2,233,000 in expenses related to merger, tender offer and consent solicitation activities which included $1,375,000 in legal fees, $398,000 in fees to the financial advisor, $360,000 in other fees for audit, printing and investor relations services and $100,000 for reimbursement of certain expenses triggered in connection with the termination of the Agreement and Plan of Merger were paid to AVI Biopharma (see Note F in Notes to Financial Statements).

     Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to investments, intangible assets, income taxes, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Critical Accounting Policies

     We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements. Revenue from research support agreements is recognized ratably over the length of the agreements. Revenue resulting from contracts or agreements with milestones is recognized when the milestone is achieved. Amounts received in advance of services to be performed, or the achievement of milestones, are recorded as deferred revenue. Payments to third parties in connection with nonrefundable license fees are being recognized over the period of performance of related research and development activities. We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event we were to determine that we would be able to realize deferred tax assets in the future in excess of its net recorded amount, an adjustment to the net deferred tax asset would increase income in the period such determination was made. Likewise, should we determine that we would not be able to realize all or part of our net deferred tax asset in the future, an adjustment to the net deferred tax asset would be charged to income in the period such determination was made.

Results of Operations

Fiscal Year Ended December 31, 2003 Compared to Fiscal Year Ended December 31, 2002

Revenues

     Revenues for 2003 and 2002 were attributable to license and research and development payments. We recognized revenues of $13,000 during fiscal 2003, compared to $562,000 for fiscal 2002, a decrease of $549,000 or 98%. The decrease was a result of the Company exiting the drug discovery business and termination of related research and development activities.

Research and Development Expenses

     We incurred research and development expenses of $154,000 during fiscal 2003 and $3,948,000 during fiscal 2002, a year-to-year decrease of $3,794,000 or 96%. The decrease was a result of the Company exiting the drug discovery business and termination of related research and development activities. Significant contributions to the overall decrease were as follows: $1,249,000 decrease in research salaries and payroll, $718,000 decrease in expenses for research consultants, $625,000 decrease in payments and reimbursements made under sponsored university research agreements, $536,000 decline in lease expenses, maintenance and depreciation, $382,000 decrease in research services and materials, $168,000 decrease in travel and entertainment, health insurance and other headcount related expenses and $99,000 decline in laboratory supplies.

General and Administrative Expenses

     General and administrative expenses for fiscal 2003 were $2,938,000 compared to $4,770,000 for fiscal 2002, a decrease of $1,832,000 or 38%. General and administrative expenses decreased primarily as a result of the termination of drug discovery operations. Significant variances in fiscal 2003, compared to fiscal 2002, were as follows: patents and intellectual property expenses declined by $1,028,000, professional consulting fees declined by $357,000, headcount related expenses, primarily salaries, travel and entertainment, health insurance, employee relations and office expenses declined by $481,000, investor and public relations expense declined by $154,000 and insurance, primarily directors and officers liability insurance expense increased by $232,000.

Merger, Tender Offers and Consent Solicitation Expenses

     In 2003, we recognized an aggregate of $2,233,000 in expenses related to merger, tender offers and consent solicitation activities, which included $1,375,000 in legal fees, $398,000 in fees to a financial advisor, $360,000 in other fees for audit, printing and investor relations services and a $100,000 termination fee paid to AVI Biopharma. This compares to $2,010,000 in expenses related to merger activities during 2002.

Expenses Related to Strategic Redirection

     As a result of our decision to redirect our business strategy, we recognized $653,000 in expenses from operations terminated in fiscal 2003, net of a $284,000 reimbursement from Bristol Meyers Squibb (“BMS”). These expenses included $467,000 for severance payments, $221,000 for research and legal fees related to intellectual property and $126,000 for the write down of laboratory equipment, net of recoveries from the sale of equipment, to its estimated resale value. In addition, there were charges of $123,000 for other expenses of terminated scientific programs. We recognized $864,000 in expenses related to Strategic Redirection in 2002.

Other Income

     Other income for fiscal 2003 was $0 as compared to $4,000 during fiscal 2002.

Interest Income

     Interest income for fiscal 2003 was $174,000 as compared to $686,000 for fiscal 2002, a decrease of $512,000 or 75%. The decrease in interest income was due to lower interest rates and declining investable balances as disbursements were made.

Net Loss

     We incurred net losses of $5,793,000 during fiscal 2003 and $10,358,000 during fiscal 2002. The decrease in net loss of $4,565,000 or 44% is a result of the aforementioned changes in our operations. Net loss per common share for fiscal 2003 was $0.38 and for fiscal 2002 was $0.67.

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

Liquidity and Capital Resources

     At December 31, 2003 we had cash, cash equivalents and investments of approximately $10,132,000, plus restricted cash of $600,000. During 2003, we used approximately $5,836,000 to fund our operating activities, principally related to a net loss of $5,793,000 for the year. Net sales of equipment provided approximately $28,000 of cash and $202,000 was used to pay our capital lease obligations. Restricted cash was pledged as collateral in support of leases of laboratory equipment. In connection with the termination of our drug discovery research programs, we repurchased equipment subject to a capital lease agreement. In January 2004, in conjunction with this repurchase, the lessor of this equipment released $375,000 of the held collateral.

     We anticipate the wind-down operations to be substantially completed by the end of the first half of 2004. We estimate that we will use $1.2-1.5 million during this time to satisfy previous commitments of the Prior Board. After the first quarter, we forecast our cash usage to be approximately $100,000-125,000 per month, assuming that we make no new investments or engage in the operation of a new business. Our future capital needs are uncertain. The Company may or may not need additional financing in the future to fund operations, a determination to be made when the Company implements its new business strategy. We do not know whether additional financing will be available when needed, or that, if available, we will obtain financing on terms favorable to our stockholders.

     Our common stock is currently listed on the NASDAQ SmallCap Market. Before May 22, 2000, our common stock was quoted in the over-the-counter market on the NASDAQ SmallCap Market System under the ticker symbol “CYPH”. From May 22, 2000 until October 24, 2001 we had been listed on the NASDAQ National Market under the symbol “CYPH”. Since October 24, 2001 we have been listed under “EXEG”. On October 25, 2002, we transferred from the NASDAQ National Market to the NASDAQ SmallCap Market as a result of our failure to comply with the NASDAQ National Market’s minimum bid price requirement of $1.00 per share. On January 22, 2003, we were provided an additional 180 calendar days, or until July 21, 2003, to regain compliance with such requirement. Although on July 21, 2003 we failed to regain compliance with such requirement, given that we met the initial listing requirements for the NASDAQ SmallCap Market, NASDAQ provided us with an additional 90 calendar days, or until October 20, 2003 to regain compliance with the minimum bid price requirement.

     On October 20, 2003, the Company received official notification from The NASDAQ Stock Market that it was not in compliance with the minimum $1.00 closing bid price per share requirement as set forth in NASD Marketplace Rule 4310(c)(4), and the requirement for a minimum of three independent members of the audit committee as set forth in NASD Marketplace Rule 4350(d)(2). Our common stock was, therefore, subject to delisting from The NASDAQ SmallCap Market. We requested a hearing before the NASDAQ Listing Qualifications Panel to review the NASDAQ staff determination. This hearing occurred on December 4, 2003.

     On January 2, 2004 the NASDAQ Listings Qualification Panel notified us that we were entitled to an extension (until July 25, 2004) to regain compliance with a $1.00 minimum share price for listing on The NASDAQ SmallCap Market. During this period, it will be necessary for the Company’s common stock to trade at or above $1.00 per share for a minimum of 10 consecutive trading days to remain listed on the NASDAQ SmallCap Market. The NASDAQ Panel’s determination was, in part, based on the Company’s commitment to seek shareholder approval of a reverse stock split. A reverse stock split is one possible solution to rectifying the Company’s deficiency as it relates to the $1.00 minimum share price issue. There is no guarantee that a reverse split will ultimately satisfy the $1.00 minimum share price on a limited or long-term basis.

     On January 28, 2004 the NASDAQ internal staff review concluded that the New Board and its Audit Committee satisfy the independent composition requirements as set forth in NASDAQ Marketplace Rules 4350(c) and 4350(d)(2), respectively.

     If we fail to meet the continued listing standards by the time this additional grace period terminates on July 25, 2004, our common stock will be delisted from the NASDAQ SmallCap Market. This would likely have an adverse impact on the trading price and liquidity of our common stock. If our common stock were to be delisted, trading, if any, in the common stock may continue to be conducted on the OTC Bulletin Board upon application by the requisite market makers.

Recent Accounting Pronouncements

     We believe that the adoption of the following accounting standard will not have a material impact on our financial statements.

     In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities. FIN 46 clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements to certain entities in which the equity investors do not have either a controlling financial interest or sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for variable interest entities in which we hold a variable interest. We do not hold variable interests in variable interest entities and, therefore, FIN 46 will not have an impact on our financial condition or results of operations.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     On September 17, 2003, Ernst & Young LLP (“E&Y”) resigned as our independent auditor. The decision to change independent auditors was not recommended or approved by the Audit Committee (the “Audit Committee”) of the Prior Board. The reports of E&Y on the financial statements of the Company as of and for the fiscal years ended December 31, 2001 and 2002 contained no adverse opinion or disclaimer of opinion, nor were the reports qualified or modified as to uncertainty, audit scope or accounting principles. In connection with its audits for the fiscal years ended December 31, 2001 and December 31, 2002, and during the subsequent interim period that began on January 1, 2003 and ended September 17, 2003, there were no disagreements with E&Y on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if they had occurred and not been resolved to the satisfaction of E&Y, would have caused E&Y to make reference to such disagreements in their reports on the financial statements for such years.

     On November 12, 2003,we engaged BDO Seidman, LLP as our new independent auditor to replace our previous auditor, E&Y.

Item 9A. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

     An evaluation was carried out by the Company’s sole officer, who is the President, Chief Executive and Chief Financial Officer, of the effectiveness of the Company’s “Disclosure Controls and Procedures”. We are exiting the biotechnology-drug discovery business and all employees have been terminated except the Principal Executive and Financial Officer. He has concluded that, given our limited operation, our Disclosure Controls and Procedures were effective. As such term is used above, the Company’s Controls and Procedures are controls and other procedures of the Company that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure Controls and Procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including its sole officer as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in Internal Control Over Financial Reporting

     In December 2003, our New Board established procedures relating to the control and disbursement of cash and cash equivalents, which represents approximately 89% of our total assets. The Chairman of the Board and Chairman of the Audit Committee have access to and control over substantially all of our cash and cash equivalents. The Chairman of the Board of Directors or the Chairman

of the Audit Committee may authorize disbursements up to $50,000 on his sole authority. Both the Chairman of the Board and the Chairman of the Audit Committee are required to authorize expenditures above $50,000. The Principal Executive and Financial Officer is authorized to incur expenditures on behalf of the Company up to $10,000 on his own authority and must obtain approval from the Board above that level.

PART III

Item 10. Directors and Executive Officers of the Registrant

The Board of Directors

     Set forth below are the names of the persons currently serving as a director, their ages, their offices in the Company, if any, their principal occupations or employment for the past five years, the length of their tenure as directors and the names of other public companies in which such persons hold directorships.

Name	Age	Position with the Company
John A. Paganelli	69	Director, Chairman of the Board
Robert A. Baron	63	Director
Robert Benou	69	Director
John J. Huntz, Jr.	53	Director
David Lee Spencer, M.D.	59	Director

     John A. Paganelli was President and Chief Executive Officer of Transamerica Life Insurance Company of New York from 1992 to 1997. Since 1987, Mr. Paganelli has been a partner in RFG Associates, a financial planning organization. Mr. Paganelli is the Manager of Pharos Systems Partners, LLC, a company formed to raise capital to purchase the controlling interest in Pharos Systems International, a software development company. Mr. Paganelli is Chairman of the Board of Pharos Systems International. He was Vice President and Executive Vice President of PEG Capital Management, an investment advisory organization, from 1987 until 2000. From 1980 to January 2003, Mr. Paganelli was an officer and director-shareholder of Mike Barnard Chevrolet, Inc., an automobile dealership. Mr. Paganelli has been on the Board of Directors of Mid Atlantic Medical Services, Inc. since 1999. Mid Atlantic is listed on the New York Stock Exchange and through its wholly owned subsidiaries is in the business of selling various forms of health insurance. Mr. Paganelli is also on the Board of Directors of Mid Atlantic’s subsidiary, MAMSI Life and Healthy Insurance Company. Mr. Paganelli holds an A.B. from Virginia Military Institute.

     Robert A. Baron has been the President of Cash City, Inc. since 1999. Cash City is a payday advance and check cashing business. From 1997 to 1999 Mr. Baron was the President of East Coast Operations for CSS/TSC, Inc., a distributor of blank t-shirts and fleece and accessories and a subsidiary of Tultex, Inc., a publicly held company. From 1986 to 1997, Mr. Baron was the chairman of T shirt City, Inc., a privately held company. From 1993 to 1997, Mr. Baron was a member of the Board of Directors of Suburban Bank Corp. When Mr. Baron was on Suburban’s board, its common stock was traded on NASDAQ. Mr. Baron has a B.S. in Business from Ohio State University.

     Robert S. Benou has been a director of Conolog Corporation, a publicly held company that provides engineering technical personnel placement and manufactures a line of digital signal processing systems, since 1968 and served as its President from 1968 until May 2001 when he was elected Conolog’s Chairman and Chief Executive Officer. Mr. Benou has also been a member of the Board of Directors of Diversified Security Solutions, Inc., since June 2001. Diversified Security Solutions, Inc. is a publicly held company that is a single-source/turn-key provider of technology-based security solutions for medium and large companies and government agencies. Mr. Benou is also a member of Diversified Security Solutions’ audit committee. Mr. Benou is a graduate of Victoria College and holds a BS degree from Kingston College, England and a BSEE from Newark College of Engineering, in addition to industrial management courses at Newark College of Engineering.

     John J. Huntz. Jr. has been the Managing Director of Fuqua Ventures LLC, a private equity investment firm, since March 1998. As Managing Director, Mr. Huntz develops and manages a portfolio of investments. Mr. Huntz served as Executive Vice President and Chief Operating Officer of Fuqua Enterprises, Inc., a company that manufactured health care products, from August 1995 until March 1998 and as its Senior Vice President from March 1994 until August 1995. From September 1989 until January 1994, Mr. Huntz served as the Managing Partner of Noble Ventures International, Inc., a private international investment company. From 1984 until 1989, Mr. Huntz served as Director of Capital Resources for Arthur Young & Company, and from 1979 until 1984, Mr. Huntz was with Harrison Capital, Inc., a venture capital investment subsidiary of Texaco, Inc. Mr. Huntz founded and serves as President of the Atlanta Venture Forum, a risk capital network, and is a board member of the National Venture Capital Association. Mr. Huntz serves as a director of several of the portfolio companies of Fuqua Ventures, LLC and is the Chairman of the Board of Manhattan Associates, Inc., whose common stock is traded on NASDAQ. Mr. Huntz is also a member of the Securities and Exchange Commission Executive Committee on Small Business Capital Formation. Mr. Huntz received a BBA from Niagara University and a MBA from Sacred Heart University.

     David Lee Spencer, M.D. has been an orthopedic surgeon since 1977. Dr. Spencer has been a Clinical Associate in orthopedic surgery at the University of Illinois since 1999. Dr. Spencer is also an attending surgeon at the University of Illinois Hospital Medical Center and Lutheran General Hospital. Dr. Spencer received his B.A. and M.D. degrees from the University of Iowa.

Committees of the Board of Directors and Meetings

     Committee Structure. During fiscal 2003, our Prior Board, removed as a result of the majority vote, by written consents, of our stockholders, had three permanent committees (Audit Committee, Compensation and Organization Committee and Nominating Committee) and one ad hoc committee (Business Development Task Force). Our New Board has three permanent committees (Audit Committee, Compensation Committee and Nominating Committee) and one ad hoc committee (Business Opportunities Search Committee).

     Meeting Attendance. During the fiscal year ended December 31, 2003, there were 37 meetings of our Prior Board. The various committees of the Prior Board met a total of 11 times. No director attended fewer than 90% of the total number of meetings held by the Prior Board during fiscal 2003. Since their election in December 2003, the New Board held two meetings in 2003 with 100% attendance of the directors.

     Audit Committee. Our prior Audit Committee met six times during fiscal 2003. Until May 2003, this committee consisted of three members, Irwin C. Gerson (Chairman), Ira J. Gelb and Walter Lovenberg. On May 15, 2003 Dr. Gelb and Mr. Gerson resigned as Directors. On May 18, 2003 Joseph M. Davie was appointed to the Audit Committee. On November 10, 2003 Gordon Martin was appointed as Chairman of the Audit Committee. On December 5, 2003 Dr. Goode, Dr. Davie, Mr. Easton, Dr. Lovenberg and Mr. Martin were removed from the Board of Directors by written consent of a majority of our stockholders. On December 16, 2003, Mr. Benou was appointed Chairman of the Audit Committee. On December 22, 2003 Mr. Baron and Mr. Huntz were appointed to the Audit Committee. Our Audit Committee reviews the engagement of our independent accountants, reviews annual financial statements, considers matters relating to accounting policy and internal controls and reviews the scope of annual audits. Mr. Benou, Mr. Baron and Mr. Huntz are “independent” as defined by current National Association of Securities Dealers’ listing standards. Our New Board has determined that the Company has at least one audit committee financial expert serving on our Audit Committee.

     Compensation and Organization Committee. Our Compensation and Organization Committee met four times during fiscal 2003. Gary E. Frashier served as Chairman until his term as a director expired on May 19, 2003 (Mr. Frashier did not stand for re-election at the 2003 annual stockholders meeting). Robert J. Easton served on the committee until he was removed from the Board on December 5, 2003. Irwin C. Gerson served until he resigned from the Board of Directors on May 15, 2003. On May 18, 2003 Dr. Davie, Dr. Lovenberg and Mr. Easton were appointed to the committee and served until they were removed from the Board of Directors on December 5, 2003. On December 22, 2003, Robert Baron (Chairman), David Lee. Spencer, M.D. and John J. Huntz, Jr. were appointed to the Compensation Committee. The Compensation Committee reviews, approves and makes recommendations regarding our compensation policies, practices and procedures to ensure that legal and fiduciary responsibilities of the Board of Directors are carried out and that such policies, practices and procedures contribute to our success.

     Nominating Committee. During fiscal year 2003 our Nominating Committee met one time. Gary E. Frashier served as Chairman until his term as a director expired on May 19, 2003. Ira J. Gelb served on the committee until he resigned on May 15, 2003. Dr. Lovenberg served on the committee until he was removed from the Board on December 5, 2003. Irwin C. Gerson served until he resigned from the Board of Directors on May 15, 2003. On May 18, 2003 Dr. Davie, Dr. Lovenberg and Mr. Easton were appointed to the committee and served until they were removed from the Board of Directors on December 5, 2003. The committee’s role, following consultation with all other members of the Board of Directors, was to make recommendations to the full Board as to the size and composition of the Board and to make recommendations as to particular nominees. The Nominating Committee has two sitting members at this time, John Huntz Jr. (Chairman) and David Spencer, M.D.

     Compensation Committee Interlocks and Insider Participation. None of the members of our current Compensation Committee serve as a member of the Board of Directors or Compensation Committee of any entity that has one or more executive officers serving as a member of our Board of Directors or Compensation Committee.

Code of Ethics

     The Prior Board has adopted a code of ethics that applies to our directors and executive officer. If we make any substantive amendment to our code of ethics or grant any waiver from a provision of the code of ethics to our Chief Executive Officer or Chief Financial Officer,

including an implicit waiver, we intend to satisfy the information disclosure requirements under Item 10 of Form 8-K regarding such amendment or waiver.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s officers and directors, and persons who own more than ten percent of the Company’s common stock to file reports of ownership and changes in ownership with the Securities and Exchange Commission (“SEC”). Officers, directors, and greater than ten percent shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. Based solely on a review of the copies of such reports furnished to the Company, the Company believes all Section 16(a) filing requirements applicable to all such persons were complied with during the fiscal year covered by this report.

Compensation of Directors

     In December 2003, the new Directors agreed to a new compensation plan. Directors receive a flat $6,250 per quarter, due the day after the commencement of each calendar quarter for their service. The Chairman of the Board receives an annual salary of $75,000.

     Directors are eligible to participate in our Amended and Restated 2000 Stock Option Plan, or the Plan. The Prior Board previously approved an option grant schedule for non-employee directors that provides for an option to purchase 50,000 shares of our common stock upon first joining the Board and then annual grants to be awarded at the beginning of each calendar year as follows: an option to purchase 25,000 shares of our common stock until a total of 150,000 options is reached, an option to purchase 15,000 shares of our common stock until a total of 200,000 options is reached, and then an option to purchase 10,000 shares of our common stock every year thereafter. The initial grant of an option to purchase 50,000 shares of our common stock has an exercise price equivalent to the fair market value of our common stock on the date of issuance, while each annual option grant has an exercise price equivalent to the fair market value of our common stock on the second Friday of January of the year, the date of grant. In addition, directors are eligible to receive other periodic grants of options from time to time under the Plan. Options granted under the Plan to non-employee directors are immediately exercisable on the date of grant. The New Board is undertaking an in-depth review of the practices and procedures of the Prior Board before granting options to the New Board.

     We paid Easton Associates L.L.C., of which Robert J. Easton, one of our prior directors, is the Chairman, $102,000 during fiscal 2003 for consulting services for strategy and market planning services. This payment is in addition to the remuneration Mr. Easton received as a director. Mr. Easton was removed as a director on December 5, 2003.

     Gary E. Frashier was also employed as a consultant by us in addition to his responsibilities as a director. Mr. Frashier’s total remuneration for consulting services during fiscal 2003 was $3,000. This payment is in addition to the remuneration Mr. Frashier received as a director. The agreement terminated in May 2003. Mr. Frashier ceased to be a director on May 19, 2003.

Executive Officer

     David E. Riggs is 51 years old. Mr. Riggs joined us in March 2003 as Vice President, Chief Business Officer and Chief Financial Officer. On March 30, 2004, Mr. Riggs was appointed President and Chief Executive Officer in addition to Chief Financial Officer. Mr. Riggs most recently was Founder and President of EMLIN Bioscience (founded in 2000). From 2000 to 2001 he was Senior Vice President and Chief Financial Officer of Celera Genomics Group (previously Axys Pharmaceuticals, Inc. – NASDAQ: AXPH). From 1992 to 2000 he was with Unimed Pharmaceuticals, Inc. (previously NASDAQ: UMED) where he was Senior Vice President of Business Operations and prior to that, Chief Financial Officer and Secretary. Mr. Riggs also served as Chief Financial Officer of NeoPharm, Inc. (NASDAQ: NEOL) and VideoCart, Inc. (formerly NASDAQ: VCRT). He has held financial management positions at Fujisawa Healthcare, Inc. and GATX Corporation. He is a certified public accountant having earned a B.S. from the University of Illinois and an M.B.A. from DePaul University.

Item 11. Executive Compensation

Summary Compensation Table

     The following Summary Compensation Table sets forth summary information as to compensation received by our former Chief Executive Officer and each of our other most highly compensated executive officers who were employed by us at the end of fiscal 2003 for services rendered to us in all capacities during the three fiscal years ended December 31, 2003, 2002 and 2001, and who earned in excess of $100,000 for services rendered to us during fiscal 2003.

						Long-Term
	Annual Compensation					Compensation
						Securities
				Other Annual		Underlying
Name and Principal Position	Year	Salary	Bonus (5)	Compensation		Options(#)
Ronald L. Goode, Ph.D.	2003	$405,000	$105,000	$12,000	(2)	—
former President, CEO (3)	2002	$373,333	$105,000	$12,000	(2)	300,000
	2001	$275,512	—	$81,312	(1)	400,000
David E. Riggs	2003	$190,561	—	—		225,000
President, Chief Executive Officer,	2002	—	—	—		—
Chief Financial Officer & Secretary (4)	2001	—	—	—		—

(1)	Other annual compensation for Dr. Goode during fiscal 2001 consisted of $70,812 toward relocation expenses and $10,500 toward car expenses.

(2)	Other annual compensation for Dr. Goode during fiscal 2003 consisted of a $12,000 car allowance.

(3)	Dr. Goode served as our President and Chief Executive Officer until February 23, 2004.

(4)	Mr. Riggs joined the Company March 10, 2003 at an initial annual base salary of $235,000. On March 30, 2004, Mr. Riggs was appointed to the additional position of President and Chief Executive Officer.

(5)	Bonuses paid in the year reported were earned in the previous year.

Option Grants in Our Last Fiscal Year

     The following table shows grants of stock options that we made during the fiscal year ended December 31, 2003 to each of our executive officers named in the Summary Compensation Table, above.

Individual Grants
Potential Realizable
	Number of				Value at Assumed
	Securities	% of Total			Annual Rates of Stock
	Underlying	Options			Price Appreciation for
	Options	Granted to	Exercise or		Option Term(2)
	Granted	Employees in	Base Price	Expiration
Name	(#)	Fiscal Year	($/Share)	Date	5%	10%
David E. Riggs (1)	225,000	95.74	$0.55	3/09/2013	$77,826	$197,226

(1)	The options are non-qualified stock options, granted pursuant to the Company’s Amended and Restated 2000 Stock Option Plan. Options to purchase 225,000 shares of Common Stock, at an exercise price of $0.55 per share, vest annually in three equal installments commencing on the date of grant. Under the terms of Mr. Riggs’ employment agreement, as amended on March 30, 2004, these options remain exercisable for two years following the last day of employment, in the event of a separation from the Company.

(2)	In accordance with the rules of the SEC, we show in these columns the potential realizable value over the term of the option (the period from the grant date to the expiration date). We calculate this assuming that the fair market value of our common stock on the date of grant appreciates at the indicated annual rate, 5% and 10% compounded annually, for the entire term of the option and that the option is exercised and sold on the last day of its term for the appreciated stock price. These amounts are based on assumed rates of appreciation and do not represent an estimate of our future stock price. Actual gains, if any, on stock option exercises will depend on the future performance of our common stock, the option holder’s continued employment with us through the option exercise period, and the date on which the option is exercised.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

     The following table shows information regarding exercises of options to purchase our common stock by each executive officer named in the Summary Compensation Table during the fiscal year ended December 31, 2003. The table also shows the aggregate value of options held by each executive officer named in the Summary Compensation Table as of December 31, 2003. The value of the unexercised in-the-money options at fiscal year end is based on a value of $0.90 per share, the closing price of our stock on the NASDAQ SmallCap Market on December 31, 2003 (the last trading day prior to the fiscal year end), less the per share exercise price.

Number of Securities
			Underlying Unexercised		Value of the Unexercised
			Options at Fiscal		In-The-Money Options
	Shares		Year-End		at Fiscal Year-End
	Acquired on	Value
Name	Exercise	Realized(1)	Exercisable	Unexercisable	Exercisable	Unexercisable
Ronald L. Goode, Ph.D	—	$0	633,333	66,667	$72,000	$0
David E. Riggs	—	$0	75,000	150,000	$26,250	$52,500

(1)	Amounts shown in this column do not necessarily represent actual value realized from the sale of the shares acquired upon exercise of the option because in many cases the shares are not sold on exercise but continue to be held by the executive officer exercising the option. The amounts shown represent the difference between the option exercise price and the market price on the date of exercise, which is the amount that would have been realized if the shares had been sold immediately upon exercise.

Employment Contracts, Termination of Employment and Change-in-Control Arrangements

     Ronald L. Goode, Ph.D. entered into an employment agreement with us on March 21, 2001 to serve as our President and Chief Executive Officer until March 21, 2004. The employment agreement provides for the payment to Dr. Goode of a base salary of $375,000 per year with an annual bonus payment of up to 60% of Dr. Goode’s base salary, at the discretion of the Board of Directors. On December 9, 2002, Dr. Goode’s base salary was increased to $405,000 and he was awarded a bonus, payable in January 2003, of $105,000. The employment agreement provides that in the event Dr. Goode’s employment is terminated by us without cause, Dr. Goode terminates his employment for good reason, or upon a change of control as defined in the agreement, Dr. Goode shall receive severance payments of equal monthly installments at the base rate until the expiration of 18 months following the date of termination, if such date is after March 21, 2003. Dr. Goode also receives a car expense allowance of $1,000 per month under the employment agreement. On December 18, 2003, the New Board notified Dr. Goode that his employment agreement would not be renewed. The employment agreement contains a two-year post-termination non-compete, non-solicitation and non-disclosure agreement. On February 23, 2004, Dr. Goode resigned, thereby terminating his employment agreement with the Company that was to expire on March 21, 2004. Dr. Goode has claimed that he left his positions in part because the New Board has created an environment where his ability to perform his job functions has been diminished. We unconditionally dispute each of Dr. Goode’s claims.

     David E. Riggs, entered into an employment agreement with us on March 10, 2003 to serve as our Vice President, Chief Business Officer, Chief Financial Officer and Secretary until March 9, 2006, to be automatically renewed for additional one-year periods, unless sooner terminated. The employment agreement provides for the payment to Mr. Riggs of a base salary of $235,000 per year with an annual bonus payment of up to 30% of Mr. Riggs’s base salary, at the discretion of the Board of Directors. The employment agreement provides that in the event Mr. Riggs’s employment is terminated by us without cause or by Mr. Riggs for good reason, Mr. Riggs shall receive severance payments of equal monthly installments at the then current base rate until either (i) the expiration of 12 months following the date of termination, if such date is prior to March 10, 2004, (ii) the expiration of nine months following the date of termination, if such date is before March 10, 2005, (iii) the expiration of six months following the date of termination, if such date is before March 9, 2006, or (iv) the expiration of six months following the date of termination, if such date is during a renewal period. The employment agreement contains a one-year post-termination non-compete, non-solicitation and non-disclosure agreement. On March 30, 2004, we amended Mr. Riggs’ employment agreement to reflect his assumption of the additional role of President and Chief Executive Officer.

Item 12. Security Ownership of Certain Beneficial Owners and Management

     The table below shows the number of shares of our common stock and series A preferred stock beneficially owned as of March 15, 2004 by the following persons:

•	each stockholder known by us to beneficially own more than 5% of the outstanding shares of either the common stock or series A preferred stock;

•	each current member of the Board of Directors;

•	our former President and Chief Executive Officer and each of our next most highly compensated executive officers who earned more than $100,000 during the fiscal year ended December 31, 2003, collectively referred to below as our named executive officers; and,

•	all directors and named executive officers as a group.

     To our knowledge and unless otherwise indicated, each person in the table has sole voting power and investment power, or shares such power with his or her spouse, with respect to all shares of capital stock listed as owned by such person.

     The number of shares beneficially owned by each stockholder is determined under the rules promulgated by the SEC. The information is not necessarily indicative of beneficial ownership for any other purpose. Under these rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power and any shares as to which the individual has the right to acquire beneficial ownership within 60 days after March 15, 2004 through the exercise of any option, warrant or other right. The inclusion in the following table of those shares, however, does not constitute an admission that the named stockholder is a direct or indirect beneficial owner of those shares.

	Common Stock		Series A Preferred Stock
		Percent		Percent	Percent of all
Name and Address of Beneficial Owner(1)	Number	of Class(2)	Number	of Class(3)	Voting Securities(4)
Bruce Meyers(5)(10)	1,329,983	7.88%	38,976	3.98%	7.66%
Melvin Weiss(6)(10)	602,850	3.57%	—	—	3.38%
Michael Stone(10)(11)	269,257	1.59%	—	—	1.51%
John A. Paganelli	—	*	—	—	*
Robert A. Baron	44,800	0.27%	—	—	0.25%
Robert Benou	—	*	—	—	*
John J. Huntz, Jr.	—	*	—	—	*
David Lee Spencer, M.D.	774,100	4.59%	—	—	4.33%
Ronald L. Goode, Ph.D.(7)	745,030	4.41%	—	—	4.17%
David E. Riggs(8)	157,200	0.93%	—	—	0.88%
Directors and executive officers as a group (7 persons)(9)	1,721,130	10.20%	—	—	9.64%

(1)	Except as otherwise indicated, the address of each beneficial owner is c/o eXegenics Inc., 2911 Turtle Creek Blvd., Dallas, Texas 75219.

(2)	Calculated on the basis of 16,881,909 shares of common stock issued and outstanding as of March 15, 2004 except that shares of common stock underlying options and warrants exercisable within 60 days of the date hereof are deemed to be outstanding for purposes of calculating the beneficial ownership of securities of the holder of such options or warrants. This calculation excludes shares of common stock issuable upon the conversion of series A preferred stock.

(3)	Calculated on the basis of 979,584 shares of series A preferred stock outstanding as of March 15, 2004.

(4)	Calculated on the basis of an aggregate of 16,881,909 shares of common stock and 979,584 shares of series A preferred stock issued and outstanding as of March 15, 2004, except that shares of common stock underlying options and warrants exercisable within 60 days of the date hereof are deemed to be outstanding for purposes of calculating beneficial ownership of securities of the holder of such options or warrants. This calculation excludes shares of common stock issuable upon the conversion of series A preferred stock.

(5)	Mr. Meyers’ address is c/o Meyers Associates, L.P., 45 Broadway, New York, New York 10006. The amount shown for Mr. Meyers includes: 859,645 shares owned by Mr. Meyers; 4,740 shares owned by the Bruce Meyers Keogh; 33,800 shares of the Company’s common stock owned by the Joseph Rita and Bruce Meyers Foundation for Life Inc. (Mr. Meyers is the Chairman of the Board of the Joseph Rita and Bruce Meyers Foundation for Life), 38,976 shares of the Company’s common stock issuable upon the conversion of 38,976 shares of preferred stock owned by Bruce Meyers; and the following securities owned by Meyers Associates, L.P. of which Mr. Meyers, is an executive officer, the sole shareholder and director of the general partner of Meyers Associates, L.P.; 76,092 shares of common stock, and 250,000 shares of common stock issuable upon the exercise of currently exercisable five-year warrants issued in 2002 to Meyers Associates, L.P. A portion of the shares beneficially owned by Mr. Meyers were obtained for services provided by Meyers Associates, L.P. a registered broker dealer. The services provided by Meyers Associates, L.P. included acting as financial advisor, placement agent and/or underwriter to the Company. The percent of the class of common stock of the Company owned by Mr. Meyers is based on the Company’s having 15,873,579 shares of common stock outstanding, which assumes the conversion of currently exercisable warrants issued to Meyers Associates, L.P. into 250,000 shares of the Company’s common stock. As of September 5, 2003, Mr. Meyers beneficially owned 1,329,983 shares of the Company’s common stock.

(6)	This includes 4,400 shares of the Company’s common stock owned by The M&B Weiss Family Limited Partnership of 1996 and 20,000 shares of the Company’s common stock owned by the M&B Weiss Family Foundation, Inc. (the “Foundation”). Mr. Weiss’ wife and children are also officers of the Foundation and members of its board. Mr. Weiss’ business address is Milberg Weiss Bershad Hynes & Lerach LLP, One Pennsylvania Plaza, New York, New York 10119.

(7)	Ownership consists of 111,700 shares of common stock and options to purchase 633,330 shares of common stock that are currently exercisable or exercisable within 60 days of the date hereof. Does not include options to purchase 66,670 shares of common stock not exercisable within 60 days of the date hereof. Dr. Goode’s address is 3701 Cragmont Avenue, Dallas, Texas 75205. Beneficial ownership information taken from Dr. Goode’s disclosure to the Company.

(8)	Ownership consists of 7,200 shares of common stock and options to purchase 150,000 shares of common stock currently exercisable or exercisable within 60 days of the date hereof. Does not include options to purchase 75,000 shares of common stock not exercisable within 60 days of the date hereof.

(9)	Ownership consists of 163,700 shares of common stock and options to purchase an aggregate of 783,330 shares of common stock, which are currently exercisable or exercisable within 60 days of the date hereof. Does not include options to purchase 141,670 shares of common stock not exercisable within 60 days of the date hereof.

(10)	Beneficial ownership information taken from Schedule 14A file number 03896368 filed September 15, 2003.

(11)	Mr. Stone’s business address is c/o North American Pharmacy, 16129 Cohasset, Van Nuys, California 91406.

Item 13. Certain Relationships and Related Transactions

Easton Associates L.L.C.

     In December 2000, we entered into an agreement with Easton Associates L.L.C. for strategy and market planning services. Under this agreement, Easton Associates was paid $102,000 for services rendered in 2003. Mr. Easton, one of our directors until December 2003, is the chairman of Easton Associates.

Gary E. Frashier

     In December 2000, we entered into an agreement with Gary E. Frashier, who was our chairman of our Board of Directors until June 2003, for consulting services. Mr. Frashier was paid $3,000 for expense reimbursement related to his consulting services during fiscal 2003. On May 19, 2003, Mr. Frashier ceased to be a director.

Ronald L. Goode, Ph.D.

     In May 2001, we sold 100,000 shares of common stock to our former President and Chief Executive Officer, Ronald L. Goode, Ph.D., for a purchase price of $3.25 per share, the fair market value at the time of the transaction. Dr. Goode paid the purchase price of $325,000 with $25,000 in cash and issued a $300,000 five-year promissory note to us bearing interest at a rate of 4.71% per annum, with interest payable semi-annually. The 100,000 shares sold to Dr. Goode, serve as collateral to secure the note. Through December 31, 2003, Dr. Goode has made $36,000 in interest payments. A stock certificate for these shares was not issued to Dr. Goode until September 2003. In February 2004, Dr. Goode resigned, thereby terminating his employment agreement with the company that was set to expire on March 21, 2004. Dr. Goode has claimed that he left his positions in part because the New Board has created an environment where his ability to perform his job functions has been diminished. We unconditionally dispute each of Dr. Goode’s claims.

     We recently discovered that certain terms of the promissory note had not been disclosed in our SEC filings and were not included in the minutes of the Prior Board meeting authorizing the issuance of the note. Namely, the promissory note provides that in the event of a condition of default on the note, as defined in the agreement, Dr. Goode’s obligation to the Company is limited to $65,000 and proceeds from the public sale of the collateralizing stock. Additionally, the note bears interest at the rate of 4.71%, per annum, payable semi-annually to the Company. The terms authorized by the Prior Board required a 6% per annum, payable on a quarterly basis.

     We continue to investigate the facts and circumstances surrounding the issuance of the note and believe, at this time, that Dr. Goode’s obligation to the Company remains $300,000.

     The Goode promissory note is included as an exhibit in our 2003 Form 10-K, herewith.

Meyers Associates, L.P.

     On August 13, 2002 we entered into an agreement with Meyers Associates, L.P. (formerly Roan/Meyers Associates, L.P.) for financial advisory services. Pursuant to the terms of this agreement, we paid Meyers Associates, L.P. $57,000 in 2003. In addition, we issued them warrants to purchase 125,000 shares of our common stock at a purchase price of $1.00 per share, with an expiration date of August 13, 2007, and additional warrants to purchase 125,000 shares of our common stock at a purchase price of $0.55 per share, with an expiration date of August 13, 2007. In connection with the Meyers Group consent solicitation, we reimbursed Meyers Associates, L.P. $14,000 for out-of-pocket expenses incurred in 2003.

Milberg Weiss Bershad Hynes & Lerach LLP

     Melvyn I. Weiss is an attorney and senior partner of Milberg Weiss Bershad Hynes & Lerach LLP (“Milberg Weiss”). Milberg Weiss represents The M&B Weiss Family Limited Partnership of 1996 in connection with its lawsuit against the Company (as a nominal defendant) and Ronald L. Goode, Joseph M. Davie and Walter Lovenberg. Milberg Weiss also represents Bruce Meyers, The M&B Weiss Family Limited Partnership of 1996, Melvyn I. Weiss and Michael Stone in connection with this consent solicitation. Mr. Weiss’ business address is Milberg Weiss Bershad Hynes & Lerach LLP, One Pennsylvania Plaza, New York, New York 10119. In December 2003, in connection with the Meyers Group consent solicitation, we recognized expenses to be reimbursed to Milberg Weiss of $176,000 for legal expenses incurred in 2003.

Item 14. Principal Accountant Fees and Services

     The following represents fees for professional audit services rendered by BDO Seidman, LLP and Ernst & Young LLP (collectively “our principal accountants” See Item 9.) for the audit of our annual financial statements for the years ended December 31, 2003 and December 31, 2002.

Audit Fees

     Our principal accountants billed us an aggregate of $98,000 and $107,000 in fees and expenses for professional services rendered in connection with the audits of our financial statements for the calendar years ended December 31, 2003 and 2002, respectively, and reviews of the financial statements included in our quarterly reports on Form 10-Q during such calendar years.

Audit Related Fees

     Our principal accountants billed us an aggregate of $48,000 and $131,000 in audit related fees for due diligence for the calendar years ended December 31, 2003 and 2002, respectively.

Tax Fees

     Our principal accountants billed us an aggregate of $15,000 and $10,000 in fees and expenses for tax compliance, tax advice and tax planning during calendar years ended December 31, 2003 and 2002, respectively.

All Other Fees

     Our principal accountants did not bill us any additional fees that are not disclosed under audit fees, audit related fees or tax fees in each of the last two calendar years

Audit Committee Pre-Approval Process, Policies and Procedures

     The Audit Committee of the Prior Board and full Prior Board approved the appointment of BDO Seidman, LLP as the replacement auditors to Ernst & Young, LLP. Our principal auditors have performed their audit procedures in accordance with pre-approved policies and procedures established by our Audit Committee. Our principal auditors have informed our Audit Committee of the scope and nature of each service provided. With respect to the provisions of services other than audit, review, or attest services, our principal accountants brought such services to the attention of our Audit Committee, or one or more members of our Audit Committee for the members of our Board of Directors to whom authority to grant such approval had been delegated by the Audit Committee, prior to commencing such services. Such services primarily consisted of due diligence and tax related services.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)(1) Report of BDO Seidman, LLP, Independent Auditors
          Report of Ernst & Young LLP, Independent Auditors
          Balance Sheets as of December 31, 2003 and 2002
          Statements of Operations for the years ended December 31, 2003, 2002 and 2001
          Statements of Changes in Stockholders’ Equity for years ended December 31, 2003, 2002 and 2001
          Statements of Cash Flows for the years ended December 31, 2003, 2002 and 2001
          Notes to Financial Statements

(2) Financial Statement Schedules

     All schedules have been omitted because the required information is included in the financial statements or notes thereto or because they are not required.

(3) Exhibits

3.1	—	Certificate of Incorporation, as amended(l)

3.2	—	By-laws(l)

3.3	—	Certificate of Correction to the Certificate of Amendment to the Certificate of Incorporation of eXegenics Inc. filed with the Delaware Secretary of State on July 14, 2003 (10)

4.1	—	Specimen certificates representing Class C Warrants, Class D Warrants and Common Stock(l)

4.3	—	Form of Unit Purchase Option in connection with eXegenics Inc.’s Initial Public Offering(l)

4.4	—	Warrant Certificate issued to the Washington State University Research Foundation(4)

4.5	—	Stockholders Rights Agreement, dated June 9, 2003, between eXegenics Inc. and American Stock Transfer & Trust Company, which includes as Exhibit A the Form of Certificate of Designations of Series B Junior Participating Preferred Stock, as Exhibit B the Form of Rights Certificate and as Exhibit C the Summary of Rights to Purchase Preferred Stock(11)

4.6	—	Amendment to Stockholders Rights Agreement entered into as of July 16, 2003, by and between eXegenics Inc. and American Stock Transfer & Trust Company, as Rights Agent (10)

10.1	—	Employment Agreement dated March 1, 1992 between eXegenics Inc. and Arthur P. Bollon, Ph.D., as amended(1)

10.2	—	1992 Stock Option Plan, as amended(l)

10.3	—	Form of Stock Option Agreement(l)

10.4	—	Lease Agreement dated October 1, 1991 between eXegenics Inc. and J.K. and Susie Wadley Research Institute and Blood Bank, as amended(l)

10.5	—	Security Agreement dated October 10, 1991 between eXegenics Inc. and Wadley(l)

10.6	—	License Agreement dated June 10, 1993 between eXegenics Inc. and Research & Development Institute, Inc. (“RDI”), as amended, relating to the Paclitaxel Fermentation Production System(l)

10.7	—	Research and Development Agreement effective June 10, 1993 between eXegenics Inc. and RDI, as amended(l)

10.8	—	License Agreement dated February 22, 1995 between eXegenics Inc. and RDI, as amended, relating to FTS-2(l)

10.9	—	Agreement effective June 30, 1992 between eXegenics Inc. and University of Texas at Dallas (“UTD”), as amended(l)

10.10	—	Extension Agreement with RDI dated June 5, 1995(l)

10.11	—	Third Amendment to Lease Agreement dated April 30, 1995(l)

10.12	—	September 25, 1995 RDI Extension(l)

10.13	—	October 25, 1995 RDI Extension(1)

10.14	—	Amendment to License Agreement dated June 10, 1993, as amended, and Research and Development Agreement effective June 10, 1993, as amended, both agreements between eXegenics Inc. and RDI(2)

10.15	—	License Agreement No. W960206 effective February 27, 1996 between eXegenics Inc. and The Regents of the University of California(2)

10.16	—	License Agreement No. W960207 effective February 27, 1996 between eXegenics Inc. and The Regents of the University of California(2)

10.17	—	License Agreement with the Washington State University, dated July 2, 1996(3)*

10.18	—	Amendment to Agreement, effective June 30, 1992, as amended, between eXegenics Inc. and the University of Texas at Dallas(3)

10.19	—	1996 Stock Option Plan and Amendment No. 1 thereto(7)

10.20	—	Patent License Agreement, dated August 4, 1998, between The Regents of the University of California and eXegenics Inc. for Peptide Anti-estrogen for Breast Cancer Therapy(5)*

10.21	—	Master License Agreement, dated as of June 12, 1998, between eXegenics Inc. and Bristol-Myers Squibb Company(6)*

10.22	—	Sublicense Agreement, dated May 27, 1998, between eXegenics Inc. and Bristol-Myers Squibb under The Research & Development Institute, Inc. License Agreement, as amended, dated June 10, 1998(6)*

10.23	—	Sublicense Agreement, dated May 19, 1998, between eXegenics Inc. and Bristol-Myers Squibb Company under the Washington State University Research Foundation License Agreement, dated June 8, 1996(6)*

10.24	—	Amended and Restated License Agreement, dated June 3, 1998, between the Washington State University Research Foundation and eXegenics Inc.(6)*

10.25	—	Amendment, dated May 27, 1998, to the License Agreement, dated June 10, 1993, between The Research and Development Institute, Inc. and eXegenics Inc.(6)*

10.26	—	Amended and Restated 2000 Stock Option Plan(7)

10.27	—	Employment Agreement dated March 21, 2001, between eXegenics Inc. and Ronald L. Goode, Ph.D.(8)

10.28	—	Employment Agreement dated March 13, 2003, between eXegenics Inc. and David E. Riggs(13)

10.29	—	Termination Agreement dated November 25, 2002 between eXegenics Inc., Innovative Drug Delivery Systems, Inc., and IDDS Merger Corp(9)

10.30	—	Amendment, dated September 9, 2003, to Employment Agreement dated March 20, 2001, between eXegenics Inc. and Ronald L. Goode, Ph.D(12)

10.31	—	Amendment, dated October 16, 2003, to Employment Agreement dated March 20, 2001, between eXegenics Inc. and Ronald L. Goode, Ph.D(12)

10.32	—	Form of Indemnification Agreement by and among eXegenics and certain of its current and former directors and officers (10).

10.33	—	Promissory Note and Pledge Agreement between eXegenics Inc. and Ronald L. Goode, Ph.D

10.34	—	Amendment, dated March 30, 2004, to Employment Agreement dated March 13, 2003, between eXegenics Inc. and David E. Riggs

10.35	—	Termination Letter dated April 10, 2003 by and between eXegenics Inc. and Dorit Arad

10.36	—	Termination Letter Agreement dated April 30, 2003 by and between eXegenics Inc. and Joan Gillett

10.37	—	Separation from Employment Letter Agreement dated January 10, 2003 by and between eXegenics Inc. and Arthur P. Bollon

21	—	List of Subsidiaries — None

23.1	—	Consent of BDO Seidman, LLP

23.2	—	Consent of Ernst & Young LLP

31.1	—	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	—	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	—	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	—	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Confidential portions omitted and filed separately with the U.S. Securities and Exchange Commission pursuant to Rule 24b-2 promulgated under the Securities Exchange Act of 1934, as amended.

(1)	Previously filed as an exhibit to eXegenics Inc.’s Registration Statement on Form SB-2 (File No. 33-91802) and are incorporated by reference herein.

(2)	Previously filed as an exhibit to eXegenics Inc.’s Annual Report on Form 10-KSB for the year ended December 31, 1995 and are incorporated by reference herein.

(3)	Previously filed as an exhibit to eXegenics Inc.’s Post-Effective Amendment No. 1 to Form SB-2 (File No. 33-91802) and are incorporated by reference herein.
(4)	Previously filed as an exhibit to eXegenics Inc.’s Registration Statement on Form SB-2 (File No. 333-13409) and is incorporated by reference herein.

(5)	Previously filed as an exhibit to the Post-Effective Amendment to eXegenics Inc.’s Registration Statement on Form SB-2 on Form S-3 (File No. 333-13409) and is incorporated by reference herein.

(6)	Previously filed as an exhibit to eXegenics Inc.’s Current Report on Form 8-K (File No. 000-26078) and is incorporated by reference herein.

(7)	Previously filed as an appendix to eXegenics Inc.’s Schedule 14-A (File No. 000-26078) and is incorporated by reference herein.

(8)	Previously filed as an exhibit to eXegenics Inc.’s Annual Report on Form 10-K (File No. 000-26078) for the year ended December 31, 2000 and is incorporated by reference herein.

(9)	Previously filed as an exhibit to eXegenics Inc.’s Current Report on Form 8-K (File No. 000-26078) and is incorporated by reference herein.

(10)	Previously filed as an exhibit to eXegenics Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (File No. 000-26078), filed August 14, 2003.

(11)	Previously filed as an exhibit to eXegenics Inc.’s Current Report on Form 8-K (File No. 000-26078), filed June 9, 2003.

(12)	Previously filed as an exhibit to eXegenics Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 (File No. 000-26078), filed November 14, 2003.

(13)	Previously filed as an exhibit to eXegenics Inc.’s Annual Report on Form 10-K (File No. 000-26078) for the year ended December 31, 2002.

     (b) The following reports were filed on Form 8-K during the quarter ended December 31, 2003:

(1)	On October 24, 2003, we filed a current report on Form 8-K regarding our intent to appeal The NASDAQ Stock Market notification of intent to delist our stock from The NASDAQ SmallCap Market Exchange. The appeal was filed under NASD Marketplace Rule 4820 and came after we were notified that we were not in compliance with the minimum $1.00 closing bid price per share requirement, as set forth in NASD Marketplace Rule 4310(c)(4), nor the requirement for a minimum of three independent members of the audit committee as set forth in NASD Marketplace Rule 4350(d)(2).

(2)	On November 12, 2003, we filed a current report on Form 8-K to report that we had engaged BDO Seidman, LLP to replace Ernst & Young LLP as the Company’s independent auditor for the fiscal year ended December 31, 2003. The Company had previously announced on September 17, 2003 that Ernst & Young LLP had resigned as independent auditor.

(3)	On December 9, 2003, we filed a current report on Form 8-K to announce that IVS Associates, and independent proxy inspector engaged by the Company had provided a tabulation of the consents and revocations submitted in connection with the Meyers Group consent solicitation and reported that the votes cast were sufficient to elect the new slate of directors nominated by the Meyers Group.

     (c) Refer to (a) 3 above.

     (d) Refer to (a) 2 above.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EXEGENICS INC.
By:	/s/ DAVID E. RIGGS
	Name:	David E. Riggs
	Title:	President and Chief Executive Officer

Date: April 2, 2004

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated below and on the dates indicated.

	Signatures	Title	Date
By:	/s/ DAVID E. RIGGS	President and Chief Executive Officer (Principal Executive Officer)	April 2, 2004

David E. Riggs

By:	/s/ JOHN A. PAGANELLI	Director, Chairman of the Board	April 2, 2004

John A. Paganelli

By:	/s/ DAVID E. RIGGS	Chief Financial Officer (Principal Financial Officer)	April 2, 2004

David E. Riggs

By:	/s/ ROBERT A. BARON	Director	April 2, 2004

Robert A. Baron

By:	/s/ ROBERT S. BENOU	Director	April 2, 2004

Robert S. Benou

By:	/s/ JOHN J. HUNTZ, JR.	Director	April 2, 2004

John J. Huntz, Jr.

By:	/s/ DAVID LEE SPENCER	Director	April 2, 2004

David Lee Spencer

eXegenics Inc.

CONTENTS

Financial Statements

Report of BDO Seidman, LLP, Independent Auditors

Board of Directors and Stockholders
eXegenics Inc.

     We have audited the accompanying balance sheet of eXegenics Inc. (the Company) as of December 31, 2003, and the related statements of operations, changes in stockholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of eXegenics Inc. as of December 31, 2003, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

BDO Seidman, LLP

Dallas, Texas
February 27, 2004

Report of Ernst & Young LLP, Independent Auditors

Board of Directors and Stockholders
eXegenics Inc.

     We have audited the accompanying balance sheet of eXegenics Inc. (the Company) as of December 31, 2002, and the related statements of operations, changes in stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of eXegenics Inc. as of December 31, 2002, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States.

Ernst & Young LLP

Dallas, Texas
February 28, 2003

eXegenics Inc.

BALANCE SHEETS

	December 31,
	2003	2002
ASSETS
Current assets:
Cash and cash equivalents	$10,132,000	$6,138,000
Restricted cash	600,000	600,000
Investments	—	10,004,000
Prepaid expenses and other current assets	602,000	515,000

Total current assets	11,334,000	17,257,000
Equipment, net	8,000	221,000
Patent rights, less accumulated amortization of $184,000 and $148,000	—	37,000

	$11,342,000	$17,515,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$1,038,000	$1,239,000
Current portion of capital lease obligations	—	94,000

Total current liabilities	1,038,000	1,333,000
Capital lease obligations, less current portion	—	108,000

	1,038,000	1,441,000

Commitments and contingencies
Stockholders’ equity:
Preferred stock — $.01 par value, 10,000,000 shares authorized; 890,564 and 828,023 shares of Series A convertible preferred issued and outstanding (liquidation value $2,226,000 and $2,070,000)	9,000	8,000
Common stock — $.01 par value, 30,000,000 shares authorized; 16,314,779 and 16,184,486 shares issued	163,000	162,000
Additional paid-in capital	68,061,000	67,272,000
Subscriptions receivable	(302,000)	(301,000)
Accumulated deficit	(54,290,000)	(48,497,000)
Treasury stock, 611,200 and 511,200 shares of common stock, at cost	(3,337,000)	(2,570,000)

	10,304,000	16,074,000

	$11,342,000	$17,515,000

See notes to financial statements

eXegenics Inc.

STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2003	2002	2001
Revenue:
License and research fees	$13,000	$562,000	$1,333,000

Operating expenses:
Research and development	154,000	3,948,000	4,843,000
General and administrative	2,938,000	4,770,000	6,448,000
Expenses related to strategic redirection	653,000	864,000	560,000
Merger, tender offers and consent solicitation expenses	2,233,000	2,010,000	—

	5,978,000	11,592,000	11,851,000

Other (income) expenses:
Gain on dispositions	—	(4,000)	(274,000)
Interest income	(174,000)	(686,000)	(1,383,000)
Interest expense	2,000	18,000	6,000

	(172,000)	(672,000)	(1,651,000)

Loss before provision (benefit) for taxes	(5,793,000)	(10,358,000)	(8,867,000)
Provision (benefit) for taxes	—	—	(82,000)

Net loss	(5,793,000)	(10,358,000)	(8,785,000)
Preferred stock dividend	(207,000)	(169,000)	(180,000)

Net loss attributable to common stockholders	$(6,000,000)	$(10,527,000)	$(8,965,000)

Basic and diluted loss per common share:	$(0.38)	$(0.67)	$(0.57)

Weighted average number of shares outstanding — basic and diluted	15,690,000	15,672,000	15,749,000

See notes to financial statements

eXegenics Inc.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Convertible
	Preferred Stock		Common Stock		Additional
					Paid in	Subscriptions
	Shares	Amount	Shares	Amount	Capital	Receivable
Balance — January 1, 2001	718,353	$7,000	16,146,730	$162,000	$67,083,000	$(51,000)
Preferred stock converted to common stock	(34,205)	—	34,205	—	—	—
Preferred dividend (stock)	71,802	1,000	—	—	(1,000)	—
Proceeds from sale of Treasury stock	—	—	—	—	(442,000)	(300,000)
Interest accrual on Subscription Receivable	—	—	—	—	—	(9,000)
Purchase of Treasury stock	—	—	—	—	—	—
Compensation related to grant of options to employees	—	—	—	—	385,000	—
Net loss for the year	—	—	—	—	—	—

Balance — December 31, 2001	755,950	8,000	16,180,935	162,000	67,025,000	(360,000)
Preferred stock converted to common stock	(3,551)	—	3,551	—	—	—
Preferred dividend (stock)	75,624	—	—	—	—	—
Net interest on Subscription Receivable	—	—	—	—	—	8,000
Charge-off of Subscription Receivable	—	—	—	—	—	51,000
Value assigned to warrants and options issued for professional services	—	—	—	—	247,000	—
Compensation related to grant of options to employees	—	—	—	—	—	—
Net loss for the year	—	—	—	—	—	—

Balance — December 31, 2002	828,023	8,000	16,184,486	162,000	67,272,000	(301,000)
Preferred stock converted to common stock	(20,293)	—	20,293	—	—	—
Preferred dividend (stock)	82,834	1,000	—	—	(1,000)	—
Net interest on subscription receivable	—	—	—	—	—	(1,000)
Exercise of stock options	—	—	10,000	—	4,000	—
Issuance of shares previously recorded as issuance from Treasury Stock	—	—	100,000	1,000	766,000	—
Value assigned to warrants and options issued for professional services	—	—	—	—	20,000	—
Net loss for the year	—	—	—	—	—	—

Balance — December 31, 2003	890,564	$9,000	16,314,779	$163,000	$68,061,000	$(302,000)

[Additional columns below]

[Continued from above table, first column(s) repeated]

			Treasury Stock
	Unearned	Accumulated
	Compensation	Deficit	Shares	Amount	Total
Balance — January 1, 2001	$(70,000)	$(29,354,000)	260,600	$(2,002,000)	$35,775,000
Preferred stock converted to common stock	—	—	—	—	—
Preferred dividend (stock)	—	—	—	—	—
Proceeds from sale of Treasury stock	—	—	(100,000)	767,000	25,000
Interest accrual on Subscription Receivable	—	—	—	—	(9,000)
Purchase of Treasury stock	—	—	350,600	(1,335,000)	(1,335,000)
Compensation related to grant of options to employees	65,000	—	—	—	450,000
Net loss for the year	—	(8,785,000)	—	—	(8,785,000)

Balance — December 31, 2001	(5,000)	(38,139,000)	511,200	(2,570,000)	26,121,000
Preferred stock converted to common stock	—	—	—	—	—
Preferred dividend (stock)	—	—	—	—	—
Net interest on Subscription Receivable	—	—	—	—	8,000
Charge-off of Subscription Receivable	—	—	—	—	51,000
Value assigned to warrants and options issued for professional services	—	—	—	—	247,000
Compensation related to grant of options to employees	5,000	—	—	—	5,000
Net loss for the year	—	(10,358,000)	—	—	(10,358,000)

Balance — December 31, 2002	—	(48,497,000)	511,200	(2,570,000)	16,074,000
Preferred stock converted to common stock	—	—	—	—	—
Preferred dividend (stock)	—	—	—	—	—
Net interest on subscription receivable	—	—	—	—	(1,000)
Exercise of stock options	—	—	—	—	4,000
Issuance of shares previously recorded as issuance from Treasury Stock	—	—	100,000	(767,000)	—
Value assigned to warrants and options issued for professional services	—	—	—	—	20,000
Net loss for the year	—	(5,793,000)	—	—	(5,793,000)

Balance — December 31, 2003	$—	$(54,290,000)	611,200	$(3,337,000)	$10,304,000

See notes to financial statements

eXegenics Inc.

STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2003	2002	2001
Cash flows from operating activities:
Net loss	$(5,793,000)	$(10,358,000)	$(8,785,000)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	55,000	472,000	286,000
Non-cash expenses relating to strategic redirection	171,000	726,000	—
Value assigned to warrants, options and compensatory stock	20,000	251,000	450,000
Gain on disposition of patent rights	—	—	(274,000)
Interest accrual on subscriptions receivable	(1,000)	8,000	(9,000)
Loss on extinguishment of subscriptions receivable	—	51,000	—
Payment of royalty liability	—	—	(5,000)
Changes in:
Prepaid expenses and other current assets	(87,000)	154,000	(159,000)
Notes receivable — officer/shareholder	—	278,000	—
Accounts payable and accrued expenses	(201,000)	(337,000)	530,000
Tax payable	—	(28,000)	(95,000)
Deferred revenue	—	(56,000)	56,000

Net cash used in operating activities	(5,836,000)	(8,839,000)	(8,005,000)

Cash flows from investing activities:
Net sales (purchases) of equipment	28,000	115,000	(498,000)
Sales (purchases) of investment securities	10,000,000	—	(10,050,000)

Net cash provided by (used in) investing activities	10,028,000	115,000	(10,548,000)

Cash flows from financing activities:
Proceeds from sale of common stock through exercise of options and warrants	4,000	—	—
Increase in restricted cash	—	—	(600,000)
Purchase of treasury stock	—	—	(1,335,000)
Payment of capital lease	(202,000)	(83,000)	—
Proceeds from sale of treasury stock	—	—	25,000

Net cash used in financing activities	(198,000)	(83,000)	(1,910,000)

Net increase (decrease) in cash and cash equivalents	3,994,000	(8,807,000)	(20,463,000)
Cash and cash equivalents at beginning of year	6,138,000	14,945,000	35,408,000

Cash and cash equivalents at end of year	$10,132,000	$6,138,000	$14,945,000

Supplemental disclosures of cash flow information:
Cash paid for interest	$9,000	$18,000	$6,000
Taxes paid	—	14,000	95,000
Noncash investing activities:
Property acquired through capital lease arrangements	—	—	285,000

See notes to financial statements

eXegenics Inc.

NOTES TO FINANCIAL STATEMENTS

Note A — The Company

     eXegenics Inc., formerly known as Cytoclonal Pharmaceutics Inc. (the “Company”), was previously involved in the research, creation, and development of drugs for the treatment and/or prevention of cancer and infectious diseases. During 2003, the Company terminated all research activities. All scientific staff and administrative positions have been eliminated and all of the Company’s research, license and royalty agreements have been terminated.

     On December 5, 2003, our then current Board of Directors: Dr. Joseph M. Davie, Robert J. Easton, Dr. Ronald L. Goode, Dr. Walter M. Lovenberg and Gordon F. Martin, (collectively referred to as the “Prior Board”) were removed by a majority vote of our stockholders via a proxy consent solicitation. They were replaced by the following slate of new Directors: John A. Paganelli, Robert A. Baron, Robert Benou, John J. Huntz, Jr., and Dr. David Lee Spencer, collectively referred to as the “New Board”. The New Board is focused on completing the wind-down of our drug discovery operations begun in late 2002, resolving outstanding liabilities and redeploying the remaining residual assets of eXegenics Inc. (“eXegenics” or the “Company”, “we”, “our” or “us”). Our New Board has established a committee to study strategic direction and identify potential business opportunities. On February 23, 2004, Dr. Ronald L. Goode, the President and Chief Executive Officer of the Company resigned, thereby terminating his employment agreement with the Company that was to expire on March 21, 2004 (See Note L – Commitments and Other Matters). Currently, David E. Riggs is our sole employee who serves as the President, Chief Executive Officer and Chief Financial Officer. The New Board is currently contemplating a possible relocation of the Company from Dallas, Texas to Rochester, New York.

Note B — Summary of Significant Accounting Policies

Cash equivalents, restricted cash, investments and concentration of credit risk

     The Company considers all non-restrictive, highly liquid short-term investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents, which amount to $10,132,000 and $6,138,000 at December 31, 2003 and 2002, respectively, consist principally of interest bearing cash deposits. Restricted cash, which amounts to $600,000 at December 31, 2003 and 2002, respectively, consists of certificates of deposits that are used as collateral for equipment leases and a $50,000 certificate of deposit that secures the Company credit card. In January 2004, the restricted cash required to collateralize equipment leases was reduced from $550,000 to $175,000.

     Investments consisted of a $10,000,000 government agency debt security purchased in May 2001 at a premium of $80,000. This debt security matured in February 2003 and was classified as held-to-maturity. At December 31, 2002, its net carrying amount was $10,004,000, its fair market value was $10,044,000 and its unrecognized holding gain was $44,000.

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

     Patents and technology acquired during 1999, relating to QCT were being amortized over an estimated useful life of 5 years. During 2003, the remaining unamortized value of $37,000 was determined to be impaired due to termination of all QCT research activities and written off.

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

Loss per common share

     Basic and diluted loss per common share is based on the net loss increased by dividends on preferred stock divided by the weighted average number of common shares outstanding during the year. No effect has been given to outstanding options, warrants or convertible preferred stock in the diluted computation, as their effects would be anti-dilutive. The number of potentially dilutive securities excluded from the computation of diluted loss per share was approximately 3,739,000, 5,495,000 and 5,125,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

Stock-based compensation

     The Company has elected to continue to account for its stock-based compensation plans using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”) and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants as if the fair-value based method defined in Statement of Financial Accounting Standards, No. 123, (“FAS 123”) “Accounting for Stock Based Compensation” had been applied.

     Under the provisions of APB No. 25, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company’s common stock at the date of the grant over the amount an employee must pay to acquire the stock.

Fair value of financial instruments

     The carrying value of cash equivalents, accounts payable and accrued expenses approximates their fair value due to the short period to maturity of these instruments.

Use of estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Reclassifications

     Certain items have been reclassified in the prior years’ financial statements to conform to current year presentation.

Recent Accounting Pronouncement

     In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities. FIN 46 clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements to certain entities in which the equity investors do not have either a controlling financial interest or sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for variable interest entities in which we hold a variable interest. We do not hold variable interests in variable interest entities and, therefore, FIN 46 will not have an impact on our financial condition or results of operations.

Note C — Royalties Payable

     On October 10, 1991, the Company entered into an agreement to acquire certain patent rights, technology and know-how (the “Technology”) from Wadley Technologies, Inc. (“Wadtech”) for the fixed sum of $1,250,000 and ongoing royalties.

     The agreement provided for the payment of royalties of up to 6.25% of gross selling price of products incorporating the Technology and up to 50% of all compensation received by the Company for sales by sublicenses of any products covered by the Technology, which will be applied to reducing the fixed sum of $1,250,000, until the fixed sum is paid. Thereafter, the agreement provided for the payment of royalties of up to 3.75% of gross selling price of products incorporating the Technology and up to 50% of all compensation received by the Company for sales by sublicenses of any products covered by the Technology. The agreement also provided for minimum annual royalty payments of $31,250, $62,500 and $125,000 payable quarterly during each twelve-month period beginning October 1, 1996, 1997 and 1998, respectively. Thereafter, during each twelve-month period beginning October 1, 1999, the agreement provided for minimum annual royalty payments of $125,000 payable yearly. Through October 31, 2001, the Company made payments of approximately $480,000.

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

Note D — License and Research Agreements

     In June 1998, the Company entered into a Master License Agreement with Bristol Myers Squibb (“BMS”) whereby the Company agreed to sublicense to BMS two technologies, related to production of paclitaxel, the active ingredient in BMS’s largest selling cancer product, Taxol(R). The agreement, which is for a term of ten years, subject to earlier termination at the option of BMS, provides for fees, milestone payments and minimum and sales-based royalties to be paid to the Company. Subsequently, the Company and BMS entered into a separate 2-year term research and development support agreement that provided for BMS to pay the Company $2,000,000 in support of the Company’s research efforts related to development of a production system for paclitaxel. Subsequently, the term of the research and development agreement was extended for an additional two years for an additional payment of $2,000,000. The final payment due under this agreement was made in February 2002. As of June 12, 2002 all activities related to this research and development agreement ceased. The Master License Agreement was terminated in March 2003.

     For the year ended December 31, 2003, no revenue from either license fees or research support was recognized under the BMS agreements. For the year ended December 31, 2002, no revenue from license fees and $556,000 from research support was recognized under the agreements. For the year ended December 31, 2001, no revenue from license fees and $1,333,000 from research support was recognized under the agreements.

Note E — Strategic Redirection

     Beginning in June 2001, the Company initiated efforts to strategically redirect the operations of the Company and terminated most of its research programs. In addition, scientific personnel associated with these programs and related administrative functions and support staff positions were also terminated. During the second quarter of 2002, the completion of funding related to the “Sponsored Research Agreement” with BMS necessitated the Company’s decision to concentrate on its strategic drug discovery programs, and the Company terminated both scientific and administrative employees. In the last quarter of 2002, the Company wrote down equipment no longer utilized to its estimated salvage value, resulting in a charge to operations of $240,000. Also, an expense of $326,000 was recognized for commitments under operating leases that will not provide any future benefit to the Company. Additional employees were terminated in December 2002 resulting in a charge of $298,000. Expenses related to the reorganization for 2002 and 2001 totaled $864,000 and $560,000, respectively. Accrued reorganization expenses were $651,000 at December 31, 2002.

     During the year ended December 31, 2003, the Company recognized additional expenses of $937,000 for severance benefits and legal and other expenses related to terminated scientific programs. These costs were partially offset by expense reimbursement from BMS of $284,000 received during the same period, resulting in a net charge of $653,000 for the year ended December 31, 2003. During the year ended December 31, 2003, cash payments of $580,000 were charged to restructuring expenses accrued at December 31, 2002. Accrued reorganization expenses are $193,000 at December 31, 2003.

Note F — Merger, Tender Offer and Consent Solicitations

     In September 2002, the Company entered into an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”) with Innovative Drug Delivery Systems (“IDDS”), and filed a related Registration Statement on Form S-4 with the Securities and Exchange Commission on October 31, 2002. In November 2002, the Merger Agreement was terminated, pursuant to a termination agreement dated November 25, 2002, and on November 27, 2002, the Company requested withdrawal of the registration statement.

     Pursuant to this termination, the Company made a payment of $500,000 to IDDS in exchange for a convertible subordinated note of IDDS in the amount of $500,000 with a maturity date of November 24, 2004 and an interest rate equal to the prime rate of Citibank N.A. plus 1%. The note contains a provision stating that, in the event of a private placement of IDDS securities of at least $1,500,000, IDDS can require conversion (“Mandatory Conversion”) of the principal balance of the note, together with accrued interest thereon, into the securities offered in the private placement. An additional provision in the note allows IDDS to require conversion of the principal balance of the note, together with accrued interest thereon, into IDDS common stock in the event of a consolidation, merger, combination, reorganization or other transaction in which IDDS is not the surviving entity, or in which the stockholders of IDDS do not end up owning a majority of the voting securities, or a sale of substantially all of IDDS’s assets to another entity or a collaboration or partnership with another company pursuant to which IDDS receives an upfront payment of at least $5,000,000.

     In September 2003, the Company received notice of Mandatory Conversion from IDDS due to completion of a private equity placement in excess of the $1,500,000 threshold. The $500,000 principal and accrued interest of the convertible subordinated note converted into 339,736 shares of Series C Preferred Stock.

     Due to the uncertainties related to this transaction and the difficulty of establishing a value for the underlying collateral of the stock of IDDS and the financial condition of IDDS, in December 2002 the Company established a $500,000 reserve against the note, thereby reflecting no current value. The Company did not change this reserve as a result of the conversion of the subordinated note into Series C Preferred Stock. This allowance will be adjusted on a periodic basis if future events justify a change in valuation.

     In 2002, the Company recognized an aggregate of $2,010,000 in expenses related to the merger which included $496,000 in legal fees, $304,000 in fees to the financial advisor, $210,000 in other fees for audit, printing and investor relations services and a $500,000 termination fee paid to IDDS. The $500,000 expense related to establishing the reserve account for the convertible note the Company received from IDDS.

     On May 29, 2003, EI Acquisition Inc. (“EI Acquisition”), a wholly-owned subsidiary of Foundation Growth Investments LLC (together with EI Acquisition, the “Foundation Group”), commenced an unsolicited cash tender offer (the “Foundation Offer”) for all of our outstanding shares of common stock and Series A preferred stock at a price of $0.40 per share, which offer price was later increased to $0.60 per share. For the reasons described in our Solicitation/Recommendation Statement on Schedule 14D-9 in response to the Foundation Offer, filed with the Securities and Exchange Commission on June 12, 2003, as amended (the “Foundation Schedule 14D-9”), the Prior Board unanimously recommended that the Company’s stockholders reject the Foundation Offer and not tender their shares to the Foundation Group.

     On July 16, 2003, the Company and AVI Biopharma, Inc. (“AVI”) entered into an Agreement and Plan of Merger, pursuant to which AVI would first commence an exchange offer in which AVI, through its wholly-owned subsidiary, Elk Acquisition, Inc., would offer 0.103 of a share of AVI common stock for each outstanding share of the Company’s common stock and 0.155 of a share of AVI common stock for each outstanding share of the Company’s preferred stock. The exchange offer was to be followed by a merger in which each share of the Company’s common stock not tendered in the exchange offer would be converted into the right to receive 0.103 of a share of AVI common stock and each share of the Company’s preferred stock not tendered in the exchange offer would be converted into the right to receive 0.155 of a share of AVI common stock. On July 25, 2003, AVI commenced the exchange offer. On August 11, 2003, AVI amended the terms of the exchange offer by increasing the exchange ratio to 0.123 of a share of AVI’s common stock for each share of the Company’s common stock, and 0.185 of a share of AVI’s common stock for each share of the Company’s preferred stock.

     On August 27, 2003, a group of shareholders consisting of Bruce Meyers, the M&B Weiss Family Limited Partnership of 1996, Melvyn I. Weiss, and Michael Stone (the “Meyers Group”) filed with the SEC preliminary consent materials relating to its commencement of a solicitation of our stockholders to consent to the removal of all the members of the Prior Board and the election of five new directors nominated by the Meyers Group to serve as the sole members of a new Board of Directors. On September 15, 2003, the Meyers Group filed with the SEC amended preliminary consent solicitation materials, and on September 30, 2003, the Meyers Group filed definitive consent solicitation materials.

     On September 2, 2003, AVI terminated the Agreement and Plan of Merger, due to less than the minimum number of shares of the Company’s stock being tendered by stockholders, which termination also served to terminate the exchange offer.

     On December 5, 2003, the Meyers Group delivered to us consents, exceeding a majority of the Company’s issued and outstanding preferred and common shares as of September 5, 2003, in favor of removing the Company’s Prior Board and electing the New Board. The Company engaged IVS Associates, Inc. (“IVS”), independent proxy inspectors, to provide an independent tabulation of the consents and revocations and to report on the results as soon as possible.

     On December 9, 2003, IVS completed the review of the consents and revocations submitted in connection with the Meyers Group consent solicitation and reported that the vote’s cast were sufficient to elect a new slate of directors. As a result, the New Board was elected as directors of the Company, replacing the Prior Board.

     In 2003, the Company recognized an aggregate of $2,233,000 in expenses related to merger, tender offer and consent solicitation activities which included $1,375,000 in legal fees, $398,000 in fees to a financial advisor, $360,000 in other fees for audit, printing and investor relations services and a $100,000 termination fee paid to AVI Biopharma.

Note G — Equipment

     Equipment is summarized as follows:

	December 31,
	2003	2002
Office equipment	$26,000	$18,000
Furniture and fixtures	—	92,000
Computers and laboratory equipment	—	844,000
Laboratory software	—	3,000
Leasehold improvements	—	82,000

Total	26,000	1,039,000
Less accumulated depreciation	18,000	818,000

Net	$8,000	$221,000

     In December 2003, the Company sold substantially all of its equipment and furniture at auction. The auction proceeds totaled approximately $66,000. The Company also sold certain assets during 2003 to employees and local research entities and universities for an additional $27,000. Total purchases for the year were approximately $4,000. The office equipment remaining at December 31, 2003 consists of computer and computer related equipment used for corporate administrative functions.

     The gross book value of assets under capital leases was $166,000 in 2002. These capital leases were terminated in December 2003 (See Note I).

Note H — Accounts Payable and Accrued Expenses

     Accounts payable and accrued expenses consist of the following:

	December 31,
	2003	2002
Professional fees	$616,000	$177,000
Accrued reorganization expense	193,000	651,000
Payroll and related expenses	8,000	177,000
Licensors and contractors	133,000	182,000
Real estate taxes	24,000	29,000
Other	64,000	23,000

	$1,038,000	$1,239,000

Note I — Capital Lease Obligations

     Included in equipment at December 31, 2002, is laboratory equipment totaling $166,000 under capital lease obligations. The related annual interest rates ranged from 6.0% to 6.2% throughout the lease terms, which were to expire in 2005. The leased equipment collateralized these leases. The Company has established additional collateral in the form of a pledged account in the amount of $550,000, classified on the financial statement as restricted cash.

     In December of 2003, the Company paid $120,000 to terminate the remaining capital lease obligations. Commensurate with the payoff of those leases, the Company was able to reduce the collateral pledged against its leased equipment and received the release of the restriction on $375,000 in January of 2004. The remaining $175,000 in collateral is pledged against the continuing operating lease obligations of the Company.

Note J — Stockholders’ Equity

Preferred stock

     On January 6, 1992, the Board of Directors designated 4,000,000 shares of preferred stock as Series A convertible preferred stock. The holders of Series A preferred stock are entitled to (i) convert on a one-for-one basis to common stock subject to adjustment, as defined, (ii) voting rights equivalent to voting rights of common stockholders, (iii) receive dividends equal to $.25 per share payable on or about January 15 each year in cash or newly-issued shares of Series A preferred or a combination thereof (iv) liquidation preferences of $2.50 per preferred share.

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

     During January 2003, the Company elected to pay the required yearly dividend by issuing additional shares of Series A convertible preferred. The Company issued 82,834 shares to satisfy the 10% dividend. In addition, during 2003, 20,293 shares of Series A convertible preferred were converted into 20,293 shares of common stock.

Common stock

     In February 2001, the Company extended its stock buy-back program under which the Board of Directors authorized the purchase of up to an additional $1,000,000 of its common stock. During the year ended December 31, 2001, the Company had purchased 250,600 shares of common stock at a cost of approximately $935,000.

     In May 2001, the Company sold 100,000 shares of its Treasury Stock to its former CEO for $325,000 or $3.25 per share, the then current market value. The Company received $25,000 cash and a note receivable of $300,000, bearing interest at a rate of 4.71% per annum. The cost method was used to determine the cost basis of $7.67 per share of the Treasury Stock. See Note L – Commitments and Other Matters.

     In October 2001, the Company purchased 100,000 shares of its common stock and warrants to purchase 40,605 shares of its common stock for $1,165,000 pursuant to a settlement agreement. Of this amount, $765,000 was recognized as expense in the third quarter of 2001 and $400,000 as the purchase of treasury stock.

Stockholder Rights Plan

     On June 9, 2003, the Prior Board adopted a shareholders rights plan. Under the plan, each holder of the Company’s common stock as of the close of business on June 9, 2003 received, as a non-taxable dividend, one right for each share of common stock held. Each right entitles the holder to purchase from the Company one one-thousandth of a share of Series B Junior Participating Preferred Stock at an exercise price of $4.50, subject to adjustment. If a person or group acquires beneficial ownership of 15 percent or more of the Company’s common stock, each right will entitle its holder (other than the acquiring person or members of the acquiring group) to purchase, at the right’s then current exercise price (initially $4.50), a number of the Company’s shares of common stock having a market value of twice such price (initially $9.00).

     In addition, if the Company is acquired in a merger or other business combination transaction after a person has acquired beneficial ownership of 15 percent or more of its common stock, each right will entitle its holder to purchase, at the rights’ then current exercise price (initially $4.50), a number of the acquiring company’s shares of common stock having a market value of twice such price (initially $9.00). Following the acquisition by a person or group of beneficial ownership of 15 percent of the Company’s common stock and prior to an acquisition of beneficial ownership of 50 percent or more of its common stock the Board of Directors may exchange the rights (other than rights owned by such acquiring person or group, which will have become null and void and nontransferable), in whole or in part, at an exchange ratio of one share of common stock (or one-thousandth of a share of Series B Junior Participating Preferred Stock) per right. The Company may redeem the rights at a price of $.001 per right at any time prior to the time a person has become the beneficial owner of 15% or more of the Company’s outstanding common stock. The rights will expire on June 9, 2013, unless earlier exchanged or redeemed.

Treasury stock

     In May 2001, the Company sold 100,000 shares of its Treasury Stock to its former CEO for $325,000 or $3.25 per share, the then current market value. The Company received $25,000 cash and a note receivable of $300,000, bearing interest at a rate of 4.71% per annum. The cost method was used to determine the cost basis of $7.67 per share of the Treasury Stock. See Note L – Commitments and Other Matters.

     During 2003, it was determined that the 100,000 shares sold to the former CEO had never been issued via certificate. Accordingly, the company issued a 100,000-share certificate from its common stock share reserve to satisfy its responsibility to the shareholder. Subsequently, the Company determined that the 100,000 treasury shares had in fact been issued in certificate form but erroneously issued to the Company itself. Consequently, the Company returned the issued certificate back to Treasury Stock.

Subscriptions receivable

     In September 2002, the Company recognized as expense $50,625 previously reported as Subscriptions receivable. The charges, related to unpaid warrant conversion fees, were deemed uncollectible after recovery efforts were unsuccessful.

     In May 2001, we sold 100,000 shares of common stock to our former President and Chief Executive Officer, Ronald L. Goode, Ph.D., for a purchase price of $3.25 per share, the fair market value at the time of the transaction. Dr. Goode paid the purchase price of $325,000 with $25,000 in cash and issued a $300,000 five-year promissory note to us bearing interest at a rate of 4.71% per annum, with interest payable semi-annually. The 100,000 shares sold to Dr. Goode, serve as collateral to secure the note. Through December 31, 2003, Dr. Goode has made $36,000 in interest payments. A stock certificate for these shares was not issued to Dr. Goode until September 2003. In February 2004, Dr. Goode resigned, thereby terminating his employment agreement with the company that was set to expire on March 21, 2004. Dr. Goode has claimed that he left his positions in part because the New Board has created an environment where his ability to perform his job functions has been diminished. We unconditionally dispute each of Dr. Goode’s claims.

     We recently discovered that certain terms of the promissory note had not been disclosed in our SEC filings and were not included in the minutes of the Prior Board meeting authorizing the issuance of the note. Namely, the promissory note provides that in the event of a condition of default on the note, as defined in the agreement, Dr. Goode’s obligation to the Company is limited to $65,000 and proceeds from the public sale of the collateralizing stock. Additionally, the note bears interest at the rate of 4.71%, per annum, payable semi-annually to the Company. The terms authorized by the Prior Board required a 6% per annum, payable on a quarterly basis.

     We continue to investigate the facts and circumstances surrounding the issuance of the note and believe, at this time, that Dr. Goode’s obligation to the Company remains $300,000.

     The Goode promissory note is included as an exhibit in our 2003 Form 10-K, herewith.

Warrants

     At December 31, 2003, outstanding warrants to acquire shares of the Company’s common stock are as follows:

			Number of
Warrant			Shares
Type	Exercise Price	Expiration Dates	Reserved
Other	$0.55to$15.00	July 2004-March 2008	690,000

     In July 1999, the Company provided per an engagement letter to a consulting firm a warrant to purchase 150,000 common shares at $7.00 per share expiring on July 15, 2004. Warrants for 50,000 common shares which vested immediately were granted upon signing the agreement; the Company determined the fair value based on the Black-Scholes option pricing model of these warrants to be approximately $169,000, which was charged to operations. These warrants were exercised during 2000. The remaining 100,000 warrants become exercisable and a cash fee of less than $200,000 will be paid upon consummation of a transaction, as defined in the agreement.

     In February 2000, the Company entered into an agreement with a consulting firm whereby the Company issued warrants to purchase 300,000 shares of common stock at $15 per share expiring on February 23, 2005. These warrants vested during 2000; the Company determined the fair value based on the Black-Scholes option pricing model of these warrants to be approximately $1,852,000, which was charged to operations during 2000.

     On August 13, 2002 the Company issued warrants to purchase 125,000 shares of its common stock at a purchase price of $1.00 per share, with an expiration date of August 13, 2007, and additional warrants to purchase 125,000 shares of our common stock at a purchase price of $0.55 per share, with an expiration date of August 13, 2007 to Roan/Meyers Associates, L.P. in exchange for financial advisory services. In connection with this exchange, the Company recorded a charge of $91,000 using the Black-Scholes option-pricing model. The charge is included in general and administrative expense.

     In March 2003, the Company entered into an agreement with Petkevich & Partners, LLC whereby the Company issued warrants to purchase 40,000 shares of common stock at $0.58 per share expiring on March 5, 2008. These warrants vested during 2003; the Company determined the fair value based on the Black-Scholes option pricing model of these warrants to be approximately $5,000, which was charged to operations during 2003.

     Warrant expense in 2003 includes $15,000 of expense related to warrants issued in prior years.

Stock options

     During 1992, the Board of Directors and the stockholders of the Company approved a Stock Option Plan (the “1992 Plan”) which provides for the granting of options to purchase up to 520,000 shares of common stock, pursuant to which officers, directors, key employees and the Company’s Scientific Advisory Board are eligible to receive incentive and/or nonstatutory stock options. At December 31, 2002 and 2001, no more options are available for future grant under the 1992 Plan.

     During 1996, the Board of Directors and the stockholders of the Company approved the 1996 Stock Option Plan (the “1996 Plan”) that provides for the granting of incentive and nonstatutory options for up to 750,000 shares of common stock to officers, employees, directors and consultants of the Company. During 1998, the Board of Directors and the stockholders of the Company approved an amendment to the Plan to allow for the granting of an additional 750,000 options. At December 31, 2003 and 2002, 797,600 and 0, respectively, options were available for future grant under the 1996 Plan.

     During 2000, the Board of Directors and the stockholders of the Company approved the 2000 Stock Option Plan (the “2000 Plan”), which provides for the granting of incentive and nonstatutory options for up to 1,500,000 shares of common stock to officers, employees, directors, independent contractors, advisors and consultants of the Company. The Company subsequently amended the 2000 plan to increase the options available for future grants by 1,250,000 shares and to change the vesting period. At December 31, 2003 and 2002, 1,262,000 and 935,345, respectively, options are available for grant under the 2000 Plan.

     Options granted under the Plans are exercisable for a period of up to 10 years from date of grant at an exercise price which is not less than the fair value of the common stock on date of grant, except that the exercise period of options granted to a stockholder owning more than 10% of the outstanding capital stock may not exceed five years and their exercise price may not be less than 110% of the fair value of the common stock at date of grant. For the 1992 Plan and the 1996 Plan, options generally vest 40% after six months of employment and thereafter 20% annually on the anniversary date of the grant. For the 2000 Plan, as a result of an amendment approved by the stockholders in 2001, the vesting period changed from 50% annually on the anniversary date of the grant, to 33 1/3% annually on the anniversary date of the grant. Under the 2000 plan, the Board of Directors has authority to modify the vesting period. Non-employee director options are immediately exercisable on the date of grant.

     Option grants expire 90 days after an employee’s last day of employment unless specifically extended through an agreement with the Company.

Stock option activity under the Plans are summarized as follows:

	Year Ended December 31,
	2003		2002		2001
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Options outstanding at beginning of year	3,286,855	$4.29	2,858,155	$4.94	2,080,600	$5.01
Granted	455,000	0.51	788,000	1.46	812,155	4.87
Exercised	(10,000)	0.40	—	—	—	—
Expired	(1,573,855)	5.06	(200,000)	1.65	—	—
Canceled	—	—	(159,300)	5.43	(34,600)	7.32

Options outstanding at end of year	2,158,000	3.02	3,286,855	4.29	2,858,155	4.94

Options exercisable at end of year	1,932,000	3.26	2,688,410	4.69	2,150,320	4.68

The following table presents information relating to stock options outstanding under the plans as of December 31, 2003:

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
Range of		Exercise	Remaining		Exercise
Exercise Price	Shares	Price	Life in Years	Shares	Price
$0.40-$2.99	1,043,000	$1.22	3.10	817,000	$1.28
$3.00-$4.99	815,000	3.36	1.24	815,000	3.36
$5.00-$7.43	111,000	6.88	1.06	111,000	6.88
$7.44-$9.88	189,000	7.52	1.58	189,000	7.52

	2,158,000	3.02	2.16	1,932,000	3.26

     Pro forma information regarding net income and earnings per share is required by SFAS No. 123, and has been determined as if we accounted for our stock option grants under the fair market value method as prescribed by such statement. The fair market value of our stock options was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions.

	2003	2002	2001
Risk-free interest rates	2.5% to 3.5%	3.3% to 6.7%	4.8% to 6.7%
Expected option life in years	5	5	5
Expected stock price volatility	89% to 105%	79% to 89%	78% to 120%
Expected dividend yield	0%	0%	0%

     The weighted average fair value at date of grant for options granted during 2003, 2002 and 2001 was $0.09, $0.46 and $1.21 per option, respectively. At December 31, 2003 the Company has three stock-based employee compensation plans. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost is reflected in the net loss, all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrated the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based compensation.

	Year Ended December 31,
	2003	2002	2001
Net loss attributable to common stockholders as reported	$(6,000,000)	$(10,527,000)	$(8,965,000)

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(154,000)	(643,000)	(1,596,000)

Pro forma net income	$(6,154,000)	$(11,170,000)	$(10,561,000)

Earnings per share:
Basic and diluted-as reported	$(0.38)	$(0.67)	$(0.57)
Basic-pro forma	$(0.39)	$(0.71)	$(0.67)

     The Black-Scholes option valuation model was developed for use in estimating the fair market value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because our stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair market value estimates, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair market value of our stock options.

Note K — Income Taxes

     At December 31, 2003 and 2002, the Company had approximately $49,459,000 and $43,893,000 of net operating loss carry forwards and $521,000 and $511,000 of research and development credit carry forwards, respectively, for federal income tax purposes that expire in years 2006 through 2022.

     At December 31, 2003 and 2002, the Company had a deferred tax asset of approximately $18,877,000 and $16,975,000 respectively, representing the benefits of its net operating loss and research and development credit carry forwards and certain expenses not currently deductible for tax purposes, principally related to the granting of stock options and warrants, and non-cash reorganization and merger expenses. The Company’s deferred tax asset has been fully reserved by a valuation allowance since realization of its benefit is uncertain. The difference between the statutory tax rate of 34% and the Company’s effective tax rate is due to the increase in the valuation allowance of $1,902,000 (2003), $3,522,000 (2002), and $3,015,000 (2001). The Company’s ability to utilize its carry forwards may be subject to an annual limitation in future periods pursuant to Section 382 of the Internal Revenue Code of 1986, as amended.

Note L — Commitments and Other Matters

Leases

     The Company occupies temporary office space on a month-to-month basis at a cost of approximately $4,000 per month. At December 31, 2003, our lease of 19,300 square feet of office and laboratory space at 2110 Research Row, Dallas, Texas, terminated. Rent expense, prior to any reorganization expense, was approximately $238,000, $275,000 and $299,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

Legal Proceedings

     Weiss Litigation. On May 15, 2003, The M&B Weiss Family Limited Partnership of 1996 filed a lawsuit in the Delaware Court of Chancery, purportedly as a class action on behalf of all other similarly situated stockholders of the Company, against the Company, as a nominal defendant, and former directors: Joseph M. Davie, Robert J. Easton, Ronald L. Goode and Walter Lovenberg, (collectively referred to as the “Individual Defendants”), and purportedly as a derivative action on behalf of the Company against the Individual Defendants (the “Weiss Litigation”). The complaint alleges, among other things, that the Individual Defendants have mismanaged the Company, have made unwarranted and wasteful loans and payments to certain directors and third parties, have disseminated a materially false and misleading proxy statement in connection with the 2003 annual meeting of our stockholders, and have breached their fiduciary duties to act in the best interests of our Company and its stockholders. The complaint seeks, among other things, court orders mandating that the defendants cooperate with parties proposing bona fide transactions to maximize stockholder value, make corrective disclosures with respect to the proxy statement for the 2003 annual meeting, and account to the Company and the plaintiffs for damages suffered as a result of the actions alleged in the complaint.

     On June 9, 2003, the defendants in the Weiss litigation filed a joint motion with the Delaware Court of Chancery to dismiss the complaint for failure to state a claim and for failure to make the statutorily required demand on the Company to assert the subject claims.

     On September 9, 2003, a First Amended Shareholder’s Class and Derivative Complaint was filed by the plaintiff in the Weiss Litigation against the Company, as a nominal defendant, and the Individual Defendants, and purportedly as a class action on behalf of the plaintiff and on behalf of all other similarly situated stockholders of the Company, and purportedly as a derivative action on behalf of the Company against the Individual Defendants. The amended complaint, which was filed in substitution for the complaint previously filed by the same plaintiff on May 15, 2003, seeks, among other things, court orders mandating: (i) that the amended complaint be declared a proper class action and certifying the plaintiff as the class representative; (ii) that the Individual Defendants restore to the Company all monies alleged to have been wasted in connection with the aborted merger transactions with IDDS and AVI; (iii) that the defendants cooperate with parties proposing bona fide transactions to maximize stockholder value; (iv) that the Individual Defendants act independently so that the interests of shareholders are protected; (v) that the Individual Defendants ensure that no conflicts of interest exist between themselves and the Company and our stockholders; and (vi) that the Individual Defendants account to the Company, the plaintiff and the proposed class for damages suffered as a result of the actions alleged in the amended complaint.

     On September 22, 2003, the defendants in the Weiss Litigation filed a subsequent joint motion with the Delaware Court of Chancery to dismiss the complaint for failure to state a claim and for failure to make the statutorily required demand on the Company to assert the subject claims. On that same day, the defendants also filed a joint motion with the Delaware Court of Chancery to disqualify Melvyn Weiss and Milberg Weiss Bershad Hynes & Lerach LLP, a firm in which Mr. Weiss is senior partner, from serving as both class counsel and as class representative.

     We cannot predict at this point the length of time that the Weiss Litigation will be ongoing or the liability, if any, which may arise there from. The Company will defend itself vigorously against this claim.

Labidi Proceeding. In April 2002, Dr. Labidi, one of our former employees, made certain allegations against us regarding discrimination. Dr. Labidi initially filed an employment discrimination charge with the Equal Employment Opportunity Commission (“EEOC”) alleging that he was harassed and discriminated against. The EEOC dismissed this charge because it found no substantial evidence to support Dr. Labidi’s claims. Dr. Labidi subsequently filed a federal court lawsuit against the Company in the United States District Court for the Northern District of Texas. In the lawsuit, Dr. Labidi reasserted his harassment and discrimination claims. In addition, Dr. Labidi alleged that the Company wrongfully converted certain biological research materials that Dr. Labidi claims belong to him. At this point, no formal discovery has occurred in this lawsuit and our attorneys investigation of Dr. Labidi’s claims are in an early stage. We believe we have meritorious defenses with respect to these allegations, all of which we intend to pursue vigorously.

     2110 Research Row, Ltd. Proceeding. On December 31, 2003, the termination date of our lease agreement, we vacated 19,300 square feet of office and laboratory space that we occupied at 2110 Research Row, Dallas, Texas. We occupied this facility since October 1991. 2110 Research Row, Ltd. (the “Landlord”) acquired this property in April 2002. The Landlord contends he is owed payments that we believe to be outside the terms of the lease agreement or waived by the previous landlord. Among the Landlord’s claims, for which he seeks monetary payments from the Company are late fees on monthly lease payments which were waived by the previous landlord, incremental property taxes incurred by the Landlord as a result of the change in the tax status of the property from not-for-profit to for profit, and additional lease payments resulting from the purported mis-measurement of the square footage of space we occupy contained in the lease agreement. The aggregation of these and other claims made by the landlord is approximately $173,000.

     In October 2003, the Landlord filed a lien on our personal property located at 2110 Research Row. The lien was subsequently removed in December 2003.

     In October 2003, we filed suit against the Landlord and 9000 Harry Hines, Inc., in a Dallas County District Court. The Company, as Tenant, and Landlord were parties to a lease agreement (“Lease Agreement”) dated October 1, 1991, as amended. The petition filed by us contends that the monetary payments sought by the Landlord are excluded under the Lease Agreement and requests a declaration from the Court that the Company is not in either monetary, or non-monetary, default.

     On March 19, 2004, we entered into a settlement agreement with the Landlord, whereby we agreed to make a $33,000 payment to the Landlord, dismiss the suit with prejudice and enter into a mutual release of any and all claims by all parties.

Employment agreements

     The Company had an employment agreement with one of its officers, which provided for an annual base salary of $200,000 (subject to annual increases of not less than 5% per year and bonuses at the discretion of the Board of Directors), for a period of five years, commencing November 1998. In November 2002 the annual base salary was adjusted to $265,000. During December 2002, the employee resigned his position as a director for the Company and announced his resignation as an employee for the Company to be effective in January 2003.

     On December 31, 1998, the Company entered into an employment agreement with its Vice President for Drug Design for three years. This agreement was terminated and the Company entered into a new agreement on July 1, 2002. The employment agreement renews each year on December 31 unless either party provides notice of termination 90 days prior to the expiration, and provides for the payment of a base salary of $190,000 subject to annual reviews and adjustments in accordance with our compensation plan and practices and approval by the compensation committee of our Board of Directors. The agreement also provides for an annual performance bonus, at the discretion of the Board of Directors, of not more than 30% per year of the annual salary. An additional payment of $9,750 as a one-time cash bonus was paid in January 2003. In the event the employment is terminated without cause, the agreement requires the Company to pay salary for twelve months following the date of termination. The employment agreement contains an assignment to the Company of certain patents and a post-termination non-compete, non-solicitation and non-disclosure agreement that extends for a period of one year following the expiration or termination of employment. Certain conditions existing in the employee’s previous employment agreement, dated December 31, 1998, obligated the company to: make royalty payments of 3% of sales and 10% of sublicense fees related to products developed from the employee’s technology; pay on the employee’s behalf a sum of up to $200,000 to Saturi Medical Research, Ltd.; and reimburse certain business expenses related to research completed prior to joining the Company. The Company received authority from Saturi Medical Research, to apply the payments in settlement of our obligations (amounting to approximately $355,000) to the termination of liabilities to the Company under the loans we previously issued to the employee.

     In addition, we granted to our Vice-President of Drug Design an option to purchase up to 150,000 shares of our common stock at an exercise price of $0.81 per share.

     On April 15, 2003, the employment of our Vice-President of Drug Design was terminated.

     On March 21, 2001, the Company entered into an employment agreement with its then President and Chief Executive Officer, Ronald L. Goode, Ph.D. The agreement was for a period of three years commencing March 21, 2001 and could be extended for successive twelve-month periods unless terminated by either party. The agreement provided for an annual base salary of $350,000 per year with an annual bonus of up to 60% of base pay as determined by the Board’s discretion. In addition, the Company granted the employee an option to purchase 400,000 shares of the Company’s common stock at an exercise price of $3.25 per share. The Company also agreed to reimburse the employee for certain expenses. In December, 2003 our New Board notified our President and Chief Executive Officer that his employment contract, the term of which ended on March 21, 2004, would not be renewed. On February 23, 2004, Dr. Goode resigned, thereby terminating his employment agreement with the Company that was to expire on March 21, 2004. Dr. Goode has claimed that he left his positions in part because the New Board has created an environment where his ability to perform his job functions has been diminished. We unconditionally dispute each of Dr. Goode’s claims.

     On March 10, 2003, the Company entered into an employment agreement with its Vice-President, Chief Business Officer and Chief Financial Officer. The agreement is for a period of three years commencing March 10, 2003 and shall be extended for successive twelve-month periods unless terminated by either party. The agreement provides for an annual base salary of $235,000 per year with an annual bonus of up to 30% of base pay as determined by the Company’s Compensation Committee. In addition, the Company granted the employee an option to purchase 225,000 shares of the Company’s common stock at an exercise price of $.55 per share. The Company also agreed to reimburse the employee for certain expenses. On March 30, 2004, we amended Mr. Riggs' employment agreement to reflect his assumption of the additional role of President and Chief Executive Officer.

Collaboration agreements

Agreements With Research and Development Institute, Inc. (“RDI”)

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

     The Company had financed research to be conducted under the research and license agreement and paid RDI an aggregate fixed fee of $250,000 per annum for four years commencing in 1993. In July 1998, the Company agreed to finance research for an additional year for $250,000. In addition, the Company agreed to pay RDI royalties of up to 6% of net sales of products derived under the license agreement with varying minimum royalty payments through June 1996 and $100,000 annually thereafter. The agreement was amended during May 1998 to require the Company to pay a percentage of royalties received with respect to the manufacture, use or sale of the inventions by sublicenses and a percentage of all up-front, milestone, and royalty payments, which may be received under the agreement with BMS. (see Note D).

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

Agreements with Washington State University Research Foundation (“WSURF”)

     In July 1996, the Company entered into an agreement with WSURF whereby the Company received an exclusive, worldwide license to use and/or sublicense patented technology or prospective patented technology (the “WSURF Technology”). In June 1998, the agreement was amended to cover additional patents. The Company was required to pay WSURF license fees of $7,500 per year commencing on July 1, 1997. The agreement was amended during May 1998 to require the Company to pay a percentage of royalties received with respect to the manufacture, use or sale of the inventions by sublicenses and a percentage of all up-front, milestone and royalty payments that may be received under the agreement with BMS (see Note D). In addition, the Company agreed to pay minimum royalties of $50,000 per year payable on July 1, 1999, $75,000 payable on July 1, 2000, and $100,000 payable on July 1, 2001 and annually thereafter. The Company terminated this agreement in June 2003.

     In July 1996, the Company entered into a research agreement with WSURF, as amended, for research to be conducted on behalf of the Company through July 2002 providing for funding of approximately $1,207,000. During 2003, 2002 and 2001, respectively, the Company incurred approximately $0, $188,000 and $166,000 of research costs under the agreement. The research agreement was not extended.

Agreements with the Regents of the University of California

     In February 1996, the Company entered into two license agreements (“Agreements”) with the Regents of the University of California, granting to the Company exclusive rights to certain technology and patent rights. Pursuant to the Agreements, the Company paid license fees of $10,000 and $15,000 upon issuance of the patents. In addition, the Company must pay a yearly license maintenance fee for these licenses, aggregating $2,000 in the initial year, increasing by $4,000 in the second year and increasing by $6,000 per year until it reaches a maximum of $36,000, until the Company is commercially selling a product based on the technology derived from these license agreements, at which time a royalty based on net sales will be due. These agreements were terminated in August of 2002.

     In August 1998, the Company entered into an additional license agreement with the Regents of the University of California, granting to the Company exclusive rights to certain technology and patent rights. Pursuant to the agreement, the Company paid license fees of $20,000 and has agreed to pay $25,000 upon issuance of a patent. In addition, the Company must pay a yearly license maintenance fee of $2,000, increasing by $2,000 per year until it reaches a maximum of $12,000, until the Company is commercially selling a product based on the technology derived from these license agreements, at which time a royalty based on net sales will be due. The agreement was terminated in 2002.

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

Agreements with Accelrys,Inc. (former known as Molecular Simulations Incorporated)

     In June 2000, the Company entered into two, three year participation agreements with Accelrys, Inc. in which the Company will participate with Accelrys, Inc. and others in a project with the purpose of developing software to be used in the assignment and understanding of protein function and a project with the purpose to develop and validate rapid computer-based methods for x-ray structure determination and model building and provide a scientific forum for research of x-ray crystallographic methods for structure determination. Pursuant to the agreements, the Company is to pay $125,000 per year for membership in the software project and a total of $127,000 during the three years for membership in the x-ray project. Each participation agreement requires that the Company appoint at least one staff member to be an active participant in each project, act as liaison between Accelrys, Inc. and the Company, provide non-proprietary input material in its possession which may be beneficial to the project and throughout the term of the projects, the Company is to be a valid licensee of the most recent version of certain commercially released software, as defined in the agreement. Under such software license agreements the Company is to pay approximately $174,000 over the three-year term. In 2002, the Company, believing the milestones of the agreements had not been met, instituted efforts to terminate the agreements. The Company recognized $127,000 in expenses related to the third year and this amount is reflected in accrued expenses at December 31, 2002. In September 2003, the Company and the three other participants entered into a termination agreement with Accelrys, Inc. The Company made a payment of $100,000 in connection with this settlement.

Related party transactions

Easton Associates L.L.C.

     In December 2000, we entered into an agreement with Easton Associates L.L.C. for strategy and market planning services. Under this agreement, Easton Associates was paid $102,000 for services rendered in 2003. Mr. Easton, one of our directors until December 2003, is the chairman of Easton Associates. On December 5, 2003, Mr. Easton ceased to be a director.

Gary E. Frashier

     In December 2000, we entered into an agreement with Gary E. Frashier, who was our chairman of our Board of Directors until June 2003, for consulting services. Mr. Frashier was paid $3,000 for expense reimbursement related to his consulting services during fiscal 2003. On May 19, 2003 Mr. Frashier ceased to be a director.

Ronald L. Goode, Ph.D.

     In May 2001, we sold 100,000 shares of common stock to our former President and Chief Executive Officer, Ronald L. Goode, Ph.D., for a purchase price of $3.25 per share, the fair market value at the time of the transaction. Dr. Goode paid the purchase price of $325,000 with $25,000 in cash and issued a $300,000 five-year promissory note to us bearing interest at a rate of 4.71% per annum, with interest payable semi-annually. The 100,000 shares sold to Dr. Goode, serve as collateral to secure the note. Through December 31, 2003, Dr. Goode has made $36,000 in interest payments. A stock certificate for these shares was not issued to Dr. Goode until September 2003. In February 2004, Dr. Goode resigned, thereby terminating his employment agreement with the company that was set to expire on March 21, 2004. Dr. Goode has claimed that he left his positions in part because the New Board has created an environment where his ability to perform his job functions has been diminished. We unconditionally dispute each of Dr. Goode’s claims.

     We recently discovered that certain terms of the promissory note had not been disclosed in our SEC filings and were not included in the minutes of the Prior Board meeting authorizing the issuance of the note. Namely, the promissory note provides that in the event of a condition of default on the note, as defined in the agreement, Dr. Goode’s obligation to the Company is limited to $65,000 and proceeds from the public sale of the collateralizing stock. Additionally, the note bears interest at the rate of 4.71%, per annum, payable semi-annually to the Company. The terms authorized by the Prior Board required a 6% per annum, payable on a quarterly basis.

     We continue to investigate the facts and circumstances surrounding the issuance of the note and believe, at this time, that Dr. Goode’s obligation to the Company remains $300,000.

     The Goode promissory note is included as an exhibit in our 2003 Form 10-K, herewith.

Meyers Associates, L.P.

     On August 13, 2002 we entered into an agreement with Meyers Associates, L.P. (formerly Roan/Meyers Associates, L.P.) for financial advisory services. Pursuant to the terms of this agreement, we paid Meyers Associates, L.P. $57,000 in 2003. In addition, we issued them warrants to purchase 125,000 shares of our common stock at a purchase price of $1.00 per share, with an expiration date of August 13, 2007, and additional warrants to purchase 125,000 shares of our common stock at a purchase price of $0.55 per share, with an expiration date of August 13, 2007. In connection with the Meyers Group consent solicitation, we reimbursed Meyers Associates, L.P. $14,000 for out-of-pocket expenses incurred in 2003.

Milberg Weiss Bershad Hynes & Lerach LLP

     Melvyn I. Weiss is an attorney and senior partner of Milberg Weiss Bershad Hynes & Lerach LLP (“Milberg Weiss”). Milberg Weiss represents The M&B Weiss Family Limited Partnership of 1996 in connection with its lawsuit against the Company (as a nominal defendant) and Ronald L. Goode, Joseph M. Davie and Walter Lovenberg. Milberg Weiss also represents Bruce Meyers, The M&B Weiss Family Limited Partnership of 1996, Melvyn I. Weiss and Michael Stone in connection with this consent solicitation. Mr. Weiss’ business address is Milberg Weiss Bershad Hynes & Lerach LLP, One Pennsylvania Plaza, New York, New York 10119. In December 2003, in connection with the Meyers Group consent solicitation, we recognized expenses to be reimbursed to Milberg Weiss of $176,000 for legal expenses incurred in 2003.

Note M — 401(k) Plan

     The Company had maintained a defined contribution 401(k) plan available to eligible employees but discontinued this plan during 2003. Employee contributions were voluntary and were determined on an individual basis, limited to the maximum amount allowable under federal tax regulations. The Company made no contributions during 2003, 2002 and 2001.

Note N — Quarterly Results (Unaudited)

	Quarter Ended
	March 31	June 30	September 30	December 31		Total Year
2003
Revenues	$13,000	$—	$—	$—		$13,000
Net loss	(987,000)	(1,795,000)	(1,525,000)	(1,486,000)		(5,793,000)
Loss per share — basic and diluted(a)	(0.07)	(0.11)	(0.10)	(0.10)		(0.38)
2002
Revenues	$333,000	$222,000	$—	$6,000		$562,000
Net loss	(1,769,000)	(1,885,000)	(2,682,000)	(4,022,000	)(b)	(10,358,000)
Loss per share — basic and diluted(a)	(0.12)	(0.12)	(0.17)	(0.25)		(0.67)

(a)	Per common share amounts for the quarters and full year have been calculated separately. Accordingly, quarterly amounts may not add to the annual amount because of differences in the weighted average common shares outstanding during each period due to the effect of the Company’s issuing shares of its common stock during the year.

(b)	In the quarter ended December 31, 2002, the Company recognized a total of $2,010,000 related to its terminated merger agreement and initiated a strategic redirection of its operations that resulted in a charge of $864,000.

Note O — Subsequent Events

     On January 2, 2004 the NASDAQ Listings Qualification Panel concluded that the Company was entitled to an extension (until July 25, 2004) to regain compliance with a $1.00 minimum share price for listing on The NASDAQ SmallCap Market. During this period, it will be necessary for the Company’s common stock to trade at or above $1.00 per share for a minimum of 10 consecutive trading days to remain listed on the NASDAQ SmallCap Market. The NASDAQ Panel’s determination was, in part, based on the Company’s commitment to seek shareholder approval of a reverse stock split, should the consecutive trading day requirement not be met. A reverse stock split is one possible solution to rectifying the Company’s deficiency as it relates to the $1.00 minimum share price issue. There is no guarantee that a reverse split will ultimately satisfy the $1.00 minimum share price on a limited or long-term basis.

     On January 28, 2004 the NASDAQ internal staff concluded that the New Board and its Audit Committee satisfy the independent composition requirements as set forth in NASDAQ Marketplace Rules 4350(c) and 4350(d)(2), respectively.

     On February 23, 2004, Dr. Ronald L. Goode resigned his positions with the Company as President and Chief Executive Officer, thereby terminating his employment agreement with the Company that was to expire on March 21, 2004. Dr. Goode has claimed that he left his positions in part because the New Board has created an environment where his ability to perform his job functions has been diminished. We unconditionally dispute each of Dr. Goode’s claims.

     Since December 31, 2003, Joseph M. Davie, Robert J. Easton, Walter M. Lovenberg and Gordon Martin, (the “Prior Directors”) have exercised stock option contracts totaling 140,000 shares of common stock, generating capital of $73,000. In March 2004, stock option contracts totaling 290,000 shares of common stock expired unexercised by the Prior Directors.

     On March 30, 2004, David E. Riggs was appointed the President and Chief Executive in addition to his role as Chief Financial Officer.