Form 10-Q
period 2004-03-31
eXegenics Inc
filed 2004-05-14
CIK 944809

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004.

OR

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to                    .

Commission file number 000-26648

eXegenics Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	75-2402409
(State or other jurisdiction of	(I.R.S.Employer Identification No.)
incorporation or organization)

1250 Pittsford-Victor Road
Building 200, Suite 280
Pittsford, New York 14534
(Address of Principal Executive Offices)

(585) 218-4368

(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No [   ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2): Yes [   ]   No [ X ]

As of May 11, 2004, the registrant had 15,877,224 shares of common stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements:

eXegenics Inc.

BALANCE SHEET
(in thousands)

	March 31,	December 31,
	2004	2003
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$9,405	$10,132
Restricted cash	225	600
Prepaid expenses and other current assets	397	602

Total current assets	10,027	11,334
Other assets	6	8

Total assets	$10,033	$11,342

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$383	$1,038

Total current liabilities	383	1,038

Total liabilities	383	1,038

Commitments and contingencies Stockholders’ equity:
Preferred stock - $.01 par value, 10,000,000 shares authorized; 979,584 and 890,564 shares of Series A convertible preferred issued and outstanding (liquidation value $2,449,000 and $2,226,000)	10	9
Common stock - $.01 par value, 30,000,000 shares authorized; 16,474,779 and 16,314,779 shares issued	165	163
Additional paid-in capital	68,147	68,061
Subscriptions receivable	(306)	(302)
Accumulated deficit	(55,029)	(54,290)
Treasury stock, 611,200 shares of common stock, at cost	(3,337)	(3,337)

Total stockholders’ equity	9,650	10,304

Total liabilities and stockholders’ equity	$10,033	$11,342

See Notes to Financial Statements.

eXegenics Inc.

STATEMENT OF OPERATIONS
( in thousands)

	Three Months Ended
	March 31,
	2004	2003
	(unaudited)
Revenue:
Licensing & research fees	$—	$13

Operating Expenses:
Research and development	—	122
General and administrative	769	805
Expenses related to strategic redirection	—	148

	769	1,075

Operating loss	(769)	(1,075)
Other (income) expense, primarily interest	(30)	(75)

Loss before provision (benefit) for taxes	(739)	(1,000)
Provision (benefit) for taxes	—	—

Net Loss	(739)	(1,000)
Preferred stock dividend	(223)	(31)

Net loss attributable to common shareholders	$(962)	$(1,031)

Net loss per share-basic and diluted	$(0.06)	$(0.07)

Weighted average number of shares outstanding - basic and diluted	15,773	15,673

See Notes to Financial Statements.

eXegenics Inc.

STATEMENT OF CASH FLOWS
(in thousands)

	Three Months Ended
	March 31,
	2004	2003
	(unaudited)
Cash flows from operating activities:
Net loss	$(739)	$(987)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2	36
Interest Accrual on subscription receivable	(4)	—
Value assigned to common shares and options	5	3
Changes in:
Restricted Cash	375	—
Prepaids and other assets	205	270
Accounts payable and accrued expenses	(655)	(558)

Net cash used in operating activities	(811)	(1,236)

Cash flows from investing activities:
Maturity of investment	—	10,000

Net cash provided by investing activities	—	10,000

Cash flows from financing activities:
Proceeds from option exercises	84	(26)

Net cash provided by (used in) financing activities	84	(26)

NET (DECREASE) INCREASE IN CASH	(727)	8,738
Cash and cash equivalents at beginning of period	10,132	6,188

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$9,405	$14,926

See Notes to Financial Statements.

eXegenics Inc.

NOTES TO FINANCIAL STATEMENTS

(1)	Financial Statement Presentation

The unaudited financial statements of eXegenics Inc., a Delaware corporation (the “Company”), included herein have been prepared in accordance with the rules and regulations promulgated by the Securities and Exchange Commission and, in the opinion of management, reflect all adjustments necessary to present fairly the results of operations for the interim periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, management believes that the disclosures are adequate to make the information presented not misleading. These financial statements and the notes thereto should be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003. The results for the interim periods are not necessarily indicative of the results for the full fiscal year.

(2)	Cash, Cash Equivalents and Investments

The Company considers all non-restrictive, highly liquid short-term investments purchased with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents, which amount to $9,405,000 and $10,132,000 at March 31, 2004 and December 31, 2003, respectively, consist principally of interest-bearing cash deposits placed with a single financial institution. Restricted cash, which amounts to $225,000 and $600,000 at March 31, 2004 and December 31, 2003, respectively, consists of certificates of deposits that are used as collateral for equipment leases and corporate credit cards.

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

The Company accounts for its stock-based compensation plans under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” In October 1995, the Financial Accounting Standards Board issued Statement No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), which establishes a fair value-based method of accounting for stock-based compensation plans. The Company has adopted the disclosure-only alternative under SFAS No. 123. The Company accounts for stock based compensation to nonemployees using the fair value method in accordance with SFAS No. 123 and Emerging Issues Task Force (EITF) Issue No. 96-18. The Company has recognized deferred stock compensation related to certain stock option and warrants grants. No options to purchase shares of common stock were granted in return for consulting services for the three months ended March 31, 2004 and March 31, 2003. In connection with other option grants to consultants in previous years, the Company recorded a charge of $5,000 and $4,000 during the three months ended March 31, 2004 and 2003, respectively.

eXegenics Inc.

NOTES TO FINANCIAL STATEMENTS – (Continued)

(5)	Strategic Redirection

During the first quarter of 2003, the Company recognized additional expenses of $148,000 for severance benefits and legal expenses related to scientific programs that were terminated. All liabilities related to the Company’s strategic redirection had been recorded as of December 31, 2003. Cash payments of $112,000 and $393,000 were charged against previously accrued restructuring expenses during the quarter ended March 31, 2004 and March 31, 2003, respectively.

(6)	Stock Options

The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS Statement No. 123, Accounting for Stock-Based Compensation, to stock-based compensation.

	Quarter Ended March 31,
	2004	2003
Net loss attributable to common stockholders as reported	$(962)	$(1,018)

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(22)	(57)

Pro forma net loss	$(984)	$(1,075)

Earnings per share:
Basic and diluted-as reported	$(0.06)	$(0.07)

Basic-pro forma	$(0.06)	$(0.07)

          The Company has adopted the provisions of SFAS 148, Accounting for Stock-Based Compensation-Transition and Disclosure which requires disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reporting results. The Black-Scholes option valuation model was developed for use in estimating the fair market value of traded option shares which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because our stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair market value estimates, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair market value of our stock options.

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

               We have historically operated as a drug discovery company, exploiting new enabling technologies to advance and shorten the new drug development cycle. Drug discovery is the first phase of an eight to 12 year cycle, from inception to FDA approval, typically needed to bring a new drug to market. Employing new technologies is a high-risk venture. Our Company has been unsuccessful at advancing research programs. In late 2002, we began to exit this early-stage research business and are now screening new down-stream business opportunities that have strong operating management in place and offer significant revenue growth potential.

               On December 5, 2003, our then current Board of Directors: Dr. Joseph M. Davie, Robert J. Easton, Dr. Ronald L. Goode, Dr. Walter M. Lovenberg and Gordon F. Martin, (collectively referred to as the “Prior Board”) were removed by a majority vote of our stockholders via a proxy consent solicitation. They were replaced by the following slate of new Directors: John A. Paganelli, Robert A. Baron, Robert Benou, John J. Huntz, Jr., and Dr. David Lee Spencer, collectively referred to as the “New Board”. Our New Board of Directors is focused on completing the wind-down of our drug discovery operations begun in late 2002, resolving outstanding liabilities and redeploying the remaining residual assets of the Company. Our New Board has established a committee to recommend strategic direction and identify potential business opportunities. Currently, David E. Riggs is our sole employee who serves as the President, Chief Executive Officer and Chief Financial Officer. Effective May 1, 2004, the Company has relocated from Dallas, Texas to Rochester, New York.

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

RESULTS OF OPERATIONS

Revenue

               There were no revenues for the three months ended March 31, 2004. Revenues of $13,000 for the three months ended March 31, 2003 were attributable to a license and research and development agreement with Aventis, SA, which has been terminated.

Research and Development Expenses

               There were no research and development expenses incurred for the three months ended March 31, 2004. Research and development expenses of $122,000 for the three months ended March 31, 2003 were attributable to the change in our business strategy and the related realignment and consolidation of business priorities.

General and Administrative Expenses

               We incurred general and administrative expenses of $769,000 and $805,000 for the three months ended March 31, 2004 and 2003, respectively, a decrease of $36,000 or 4%. The decrease is attributable to the following: a $102,000 increase in director and officer insurance premium expense offset by a $45,000 decrease in investor relations expenses, a $29,000 decrease in professional consulting fees, a $22,000 decrease in business travel related expenses, a$9,000 decrease in amortization expense and a $9,000 decrease in operating lease payments.

Expenses Related to Strategic Redirection

               We recognized $148,000 in expenses from operations terminated during the three months ended March 31, 2003, which included $127,000 for terminated employees and $21,000 for legal expenses related to intellectual property for terminated scientific programs. All liabilities related to the Company’s strategic redirection had been recorded as of December 31, 2003. We do not anticipate incurring further expenses.

Interest Income

               Interest income was $30,000 and $75,000 for the three months ended March 31, 2004 and 2003, respectively. The decrease was due primarily to lower principal balances in 2004, as well as decreased interest rates.

Net Loss

               We incurred a net loss attributable to common shareholders of $962,000 and $1,018,000 for the three months ended March 31, 2004 and 2003, respectively. Net loss per common share was $0.06 and $0.07 for the three months ending March 31, 2004 and 2003, respectively.

LIQUIDITY AND CAPITAL RESOURCES

               At March 31, 2004, we had cash and cash equivalents of approximately $9,630,000, inclusive of restricted cash. Since our inception, we have financed our operations from debt and equity financings as well as fees received from licensing and research and development agreements. During the three months ended March 31, 2004, net cash used in operating activities was $811,000. In addition, during the three months ended March 31, 2004, we received cash from financing activities of $84,000 related to the exercise of stock options.

               We anticipate the wind-down operations to be completed by the end of the first half of 2004. We estimate that we will use $1.2-1.5 million during this time to satisfy previous commitments of the Prior Board. Subsequent to the first quarter, we forecast our cash usage to be approximately $100,000-125,000 per month, assuming that we make no new investments or engage in the operation of a new business. Our future capital needs are uncertain. The Company may or may not need additional financing in the future to fund operations, a determination to be made when the Company implements its new business strategy. We do not know whether additional financing will be available when needed, or that, if available, we will obtain financing on terms favorable to our stockholders.

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

Item 4. Controls and Procedures

               An evaluation was carried out by the Company’s sole officer, who is President, Chief Executive and Chief Financial Officer, of the effectiveness of the Company’s “Disclosure Controls and Procedures”. We are exiting the biotechnology-drug discovery business and all employees have been terminated except the Principal Executive and Financial Officer. He has concluded that, given our limited operation, our Disclosure Controls and Procedures were effective. As such term is used above, the Company’s Controls and Procedures are controls and other procedures of the Company that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure Controls and Procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including its sole officer as appropriate to allow timely decisions regarding required disclosure.

               Further, there were no significant changes in the internal controls or in other factors that could significantly affect these controls after May 14, 2004, the date of the conclusion of the evaluation of disclosure controls and procedures.

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

               Labidi Proceeding. In April 2002, Dr. Labidi, one of our former employees, made certain allegations against us regarding discrimination. Dr. Labidi initially filed an employment discrimination charge with the Equal Employment Opportunity Commission (“EEOC”) alleging that he was harassed and discriminated against. The EEOC dismissed this charge because it found no substantial evidence to support Dr. Labidi’s claims. Dr. Labidi subsequently filed a federal court lawsuit against the Company in the United States District Court for the Northern District of Texas. In the lawsuit, Dr. Labidi reasserted his harassment and discrimination claims. In addition, Dr. Labidi alleged that the Company wrongfully converted certain biological research materials that Dr. Labidi claims belong to him. At this point, no formal discovery has occurred in this lawsuit and our investigation of Dr. Labidi’s claims are in an early stage. We believe we have meritorious defenses with respect to these allegations, all of which we intend to pursue vigorously.

               2110 Research Row, Ltd. Proceeding. On December 31, 2003, the termination date of our lease agreement, we vacated 19,300 square feet of office and laboratory space that we occupied at 2110 Research Row, Dallas, Texas. We had occupied this facility since October 1991. 2110 Research Row, Ltd. (the “Landlord”) acquired this property in April 2002. The Landlord contends he is owed payments that we believe to be outside the terms of the lease agreement or waived by the previous landlord. Among the Landlord’s claims, for which he seeks monetary payments from the Company, are late fees on monthly lease payments which were waived by the previous landlord, incremental property taxes incurred by the Landlord as a result of the change in the tax status of the property from not-for-profit to for profit, and additional lease payments resulting from the purported mis-measurement of the square footage of space we occupy contained in the lease agreement. The aggregation of these and other claims made by the landlord is approximately $173,000.

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

               On March 19, 2004, we entered into a settlement agreement with the Landlord, whereby we agreed to make a $33,000 payment to the Landlord, dismiss the suit with prejudice and enter into a mutual release of any and all claims by all parties. Payment in the amount of $33,000 was made to the Landlord on April 1, 2004.

               On April 9, 2004, the Landlord and the Company filed an Agreed Order Of Dismissal With Prejudice in The District Court, 134th Judical District, Dallas County Texas.

Item 2. Changes in Securities and Use of Proceeds

               None.

Item 3. Defaults upon Senior Securities

               None.

Item 4. Submission of Matters to a Vote of Security Holders

               None.

Item 5. Other Information

               On October 25, 2002, the Company transferred from the Nasdaq National Market to the Nasdaq SmallCap Market as a result of its failure to comply with the minimum bid price requirement of $1.00 per share, and was provided with a grace period to comply with the requirement. On January 22, 2003, the Company received from Nasdaq a 180-day extension (through July 21, 2003) to comply with the listing requirement. Although on July 21, 2003 we failed to regain compliance with such requirement, given that we met the initial listing requirements for the

NASDAQ SmallCap Market, NASDAQ provided us with an additional 90 calendar days, or until October 20, 2003, to regain compliance with the minimum bid price requirement.

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

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits:

Exhibit 4.1 – Form of Warrant Agreement between the Company and Gruntal & Co., LLC

Exhibit 4.2 – Form of Warrant Agreement between the Company and Roan Meyers Associates LP

Exhibit 4.3 – Form of Warrant Agreement between the Company and Petkevich & Partners, LLC

Exhibit 31.1 – Certifications pursuant to Rule 13a-14 of the Securities and Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended March 31, 2004.

Exhibit 32.1 – Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended March 31, 2004.

(b)	The following reports were filed on Form 8-K during the quarter ended March 31, 2004:

(1)	On January 22, 2004, we filed a current report on Form 8-K announcing that the Company had received a determination from Nasdaq that a Nasdaq Listings Qualification Panel had determined that the Company was entitled to and extension (until July 25, 2004) to come into compliance with Marketplace Rule 4450(a)(5) which requires a $1.00 minimum share price for listing on The Nasdaq SmallCap Market. Also announced was the change in the corporate address to: 2911 Turtle Creek Boulevard, Suite 300, Dallas, TX 75219.

(2)	On February 25, 2004, we filed a current report on Form 8-K to announce that Dr. Ronald L. Goode had resigned his position as President and Chief Executive Officer of the Company effective February 23, 2004.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

eXegenics Inc.

Date: May 14, 2004	/s/ DAVID E. RIGGS

David E. Riggs
President and Chief Executive Officer

Date: May 14, 2004	/s/ DAVID E. RIGGS

David E. Riggs
Chief Financial Officer

EXHIBIT INDEX

EXHIBIT
NUMBER	DESCRIPTION
4.1	Form of Warrant Agreement between the Company and Gruntal & Co., LLC

4.2	Form of Warrant Agreement between the Company and Roan Meyers Associates LP

4.3	Form of Warrant Agreement between the Company and Petkevich & Partners, LLC

31.1	Certifications pursuant to Rule 13(a-)14 of the Securities and Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended March 31, 2004.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended March 31, 2004.