Form 10-K/A
period 2003-12-31
eXegenics Inc
filed 2004-06-04
CIK 944809

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A
Amendment No. 1

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2003

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 000-26648

eXegenics Inc.

(Exact name of registrant as specified in its charter)

Delaware	75-2402409
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1250 Pittsford-Victor Road
Building 200, Suite 280	14534
Pittsford, New York	(Zip Code)
(Address of principal executive offices)

Registrant’s telephone number, including area code:
(585) 218-4368

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
N/A	N/A

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $0.01 Par Value Per Share
(Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☒

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

EXPLANATORY NOTE

     eXegenics, Inc. is filing this amendment to its annual report on Form 10-K for the year ended December 31, 2003 solely for the purpose of:

          (i) Revising several disclosures on the cover page of this report. As originally filed, the cover page for this report inadvertently stated:

(a)	that the report was a transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. The cover page to this report includes the correct disclosure that this report is an Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2003.
(b)	that the registrant was an accelerated filer (as defined in Exchange Act Rule 12b-2). The cover page to this report includes the correct disclosure that the registrant is not an accelerated filer (as defined in Exchange Act Rule 12b-2).
(c)	“No” to the statement that the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. The cover page to this report has been marked “Yes” to reflect the correct disclosure that the registrant has (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     (ii) Revising Item 10. Directors and Executive Officers of the Registrant, Compliance with Section 16(a) of the Securities Exchange Act of 1934 to reflect that with the exception of the failure to timely file a Form 3 by David Riggs, our President, Chief Executive Officer and Chief Financial Officer, the Company believes all Section 16(a) filing requirements applicable to all such persons were complied with during the fiscal year covered by this report.

Item 10. Directors and Executive Officers of the Registrant

Compliance with Section 16(a) of the Securities Exchange Act of 1934

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s officers and directors, and persons who own more than ten percent of the Company’s common stock to file reports of ownership and changes in ownership with the Securities and Exchange Commission (“SEC”). Officers, directors, and greater than ten percent shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. Based solely on a review of the copies of such reports furnished to the Company, with the exception of the failure to timely file a Form 3 by David Riggs, our President, Chief Executive Officer and Chief Financial Officer, the Company believes all Section 16(a) filing requirements applicable to all such persons were complied with during the fiscal year covered by this report.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

EXEGENICS INC.

By: /s/ David E. Riggs

Name:	David E. Riggs
Title:	President and Chief Executive Officer

Date: June 4, 2004

     Pursuant to the requirements of the Securities Exchange Act of 1934, this amended report has been signed below by the following persons on behalf of the registrant and in the capacities indicated below and on the dates indicated.

	Signatures	Title	Date

By:	/s/ David E. Riggs	President and Chief Executive Officer	June 4, 2004
(Principal Executive Officer)
David E. Riggs

By:	/s/ DAVID E. RIGGS	Chief Financial Officer	June 4, 2004
(Principal Financial Officer)
David E. Riggs

By:	/s/ JOHN A. PAGANELLI	Director, Chairman of the Board	June 4, 2004

John A. Paganelli

By:	/s/ ROBERT A. BARON	Director	June 4, 2004

Robert A. Baron

By:	/s/ ROBERT S. BENOU	Director	June 4, 2004

Robert S. Benou

By:	/s/ JOHN J. HUNTZ, JR.	Director	June 4, 2004

John J. Huntz, Jr.

By:	/s/ DAVID LEE SPENCER	Director	June 4, 2004

David Lee Spencer

4