Form 10-Q
period 2004-06-30
eXegenics Inc
filed 2004-08-16
CIK 944809

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2004. OR
[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
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

As of August 6, 2004, the registrant had 16,227,914 shares of common stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements:

eXegenics Inc.
BALANCE SHEETS
(in thousands, except share data)

	June 30,	December 31,
	2004	2003
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$9,184	$10,132
Restricted cash	225	600
Prepaid expenses and other current assets	180	602

Total current assets	9,589	11,334
Other assets	5	8

Total assets	$9,594	$11,342

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$230	$1,038

Total current liabilities	230	1,038

Total liabilities	230	1,038

Commitments and contingencies
Stockholders’ equity:
Preferred stock — $.01 par value, 10,000,000 shares authorized; 965,249 and 890,564 shares of Series A convertible preferred issued and outstanding (liquidation value $2,413,000 and $2,226,000)	10	9
Common stock — $.01 par value, 30,000,000 shares authorized; 16,839,114 and 16,314,779 shares issued	168	163
Additional paid-in capital	68,385	68,061
Subscriptions receivable	(302)	(302)
Accumulated deficit	(55,560)	(54,290)
Treasury stock, 611,200 shares of common stock, at cost	(3,337)	(3,337)

Total stockholders’ equity	9,364	10,304

Total liabilities and stockholders’ equity	$9,594	$11,342

See Notes to Financial Statements.

eXegenics Inc.
STATEMENTS OF OPERATIONS
(in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
	(unaudited)		(unaudited)
Revenue:
Licensing & research fees	$—	$—	$—	$13
Operating Expenses:
Research and development	—	32	—	163
General and administrative	560	1,513	1,329	2,309
Expenses related to strategic redirection	—	299	—	447

	560	1,844	1,329	2,919

Operating loss	(560)	(1,844)	(1,329)	(2,906)
Other (income) expense, primarily interest	(29)	(49)	(59)	(124)

Loss before provision (benefit) for taxes	(531)	(1,795)	(1,270)	(2,782)
Provision (benefit) for taxes	—	—	—	—

Net loss	(531)	(1,795)	(1,270)	(2,782)
Preferred stock dividend	—	—	(223)	(31)

Net loss attributable to common shareholders	$(531)	$(1,795)	$(1,493)	$(2,813)

Net loss per share-basic and diluted	$(0.03)	$(0.11)	$(0.09)	$(0.18)

Weighted average number of shares outstanding — basic and diluted	15,871	15,673	15,871	15,673

See Notes to Financial Statements.

eXegenics Inc.
STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended
	June 30,
	2004	2003
	(unaudited)
Cash flows from operating activities:
Net loss	$(1,270)	$(2,782)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3	46
Value assigned to common shares and options	138	20
Changes in:
Restricted cash	375	—
Prepaids and other assets	422	308
Accounts payable and accrued expenses	(808)	(243)

Net cash used in operating activities	(1,140)	(2,651)

Cash flows from investing activities:
Maturity of investment	—	10,000
Purchase of equipment	—	(4)

Net cash provided by investing activities	—	9,996

Cash flows from financing activities:
Capital lease payments	—	(46)
Proceeds from option exercises	192	—

Net cash provided by (used in) financing activities	192	(46)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(948)	7,299
Cash and cash equivalents at beginning of period	10,132	6,188

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$9,184	$13,487

See Notes to Financial Statements.

eXegenics Inc.
NOTES TO FINANCIAL STATEMENTS
June 30, 2004
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

(2) Cash, Cash Equivalents and Investments

The Company considers all non-restrictive, highly liquid short-term investments purchased with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents, which amount to $9,184,000 and $10,132,000 at June 30, 2004 and December 31, 2003, respectively, consist principally of interest-bearing cash deposits placed with a single financial institution. Restricted cash, which amounts to $225,000 and $600,000 at June 30, 2004 and December 31, 2003, respectively, consists of certificates of deposits that are used as collateral for equipment leases and corporate credit cards.

(3) Loss Per Common Share

Basic and diluted loss per common share is based on the net loss increased by dividends on preferred stock divided by the weighted average number of common shares outstanding during the period. No effect has been given to outstanding options, warrants or convertible preferred stock in the diluted computation, as their effect would be anti-dilutive.

(4) Stockholders’ Equity

The Company accounts for its stock-based compensation plans under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” In October 1995, the Financial Accounting Standards Board issued Statement No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), which establishes a fair value-based method of accounting for stock-based compensation plans. The Company has adopted the disclosure-only alternative under SFAS No. 123. The Company accounts for stock based compensation to non-employees using the fair value method in accordance with SFAS No. 123 and Emerging Issues Task Force (EITF) Issue No. 96-18. The Company has recognized deferred stock compensation related to certain stock option and warrants grants. No options to purchase shares of common stock were granted in return for consulting services for the six months ended June 30, 2004 and 2003. In connection with other option grants to consultants in previous years, the Company recorded a charge of $5,000 and $20,000 during the six months ended June 30, 2004 and 2003, respectively.

During the second quarter, the Board of Directors adopted a resolution providing for the issuance of shares of the Company’s common stock and the granting of stock options as part of compensation paid to directors for their service to the Company. Upon joining the Board, directors are issued 25,000 shares of common stock. The chairman of the Board receives and additional 25,000 shares at the time he assumes this role. Members of the Board of Directors are granted an option to purchase 5,000 shares of the Company’s common stock on the first day of each calendar quarter, with an exercise price equal to the closing trading price of the Company’s common stock on the date of grant.

In the second quarter, the Chairman of the Board was issued 50,000 shares of common stock. Directors were issued 25,000 shares. In the aggregate, 150,000 shares of common stock were issued and recorded at their fair value on the date of grant and as a result, $133,500 in compensation expense was recorded during the second quarter. Stock options totaling 50,000 shares of common stock were granted to directors pursuant to the Board resolution for services provided by directors in the first and second quarters of 2004.

eXegenics Inc.
NOTES TO FINANCIAL STATEMENTS – (Continued)
June 30, 2004
(Unaudited)

(5) Strategic Redirection

During the six months ended June 30, 2003, the Company recognized additional expenses of $711,000 for severance benefits and legal and other expenses related to scientific programs that were terminated. These costs were offset by expense reimbursement from Bristol Meyers Squibb (“BMS”) of $264,000 received during the same period, resulting in a net charge of $447,000 for the six months ended June 30, 2003. All liabilities related to the Company’s strategic redirection have been recorded as of December 31, 2003. Cash payments of $154,000 and $460,000 were charged against previously accrued restructuring expenses during the six months ended June 30, 2004 and 2003, respectively. No additional expenses were recorded during the three and six months ended June 30, 2004.

During the three months ended June 30, 2003, the Company recognized additional expenses of $563,000 for severance benefits and legal and other expenses related to terminated scientific programs. These costs were offset by expense reimbursement from BMS of $264,000 received during the same period, resulting in a net charge of $299,000 for the three months ended June 30, 2003. Cash payments of $42,000 and $80,000 were charged against previously accrued restructuring expenses during the three months ended June 30, 2004 and 2003, respectively.

(6) Stock Options

The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS Statement No. 123, Accounting for Stock-Based Compensation, to stock-based compensation.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Net loss attributable to common stockholders as reported	$(531)	$(1,795)	$(1,493)	$(2,813)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(14)	(33)	(36)	(90)

Pro forma net loss	$(545)	$(1,828)	$(1,529)	$(2,903)

Earnings per share:
Basic and diluted-as reported	$(0.03)	$(0.11)	$(0.09)	$(0.18)
Basic-pro forma	$(0.03)	$(0.12)	$(0.10)	$(0.19)

eXegenics Inc.
NOTES TO FINANCIAL STATEMENTS — (Continued)
June 30, 2004
(Unaudited)

The Company has adopted the provisions of SFAS 148, Accounting for Stock-Based Compensation-Transition and Disclosure which requires disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reporting results. The Black-Scholes option valuation model was developed for use in estimating the fair market value of traded option shares that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because our stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair market value estimates, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair market value of our stock options.

(7) Related party transaction

In 2004, the Company entered into a lease agreement for office space with RFG Associates, a financial services organization, an entity in which John A. Paganelli, chairman of the Board of Directors of the Company is an equity owner. The lease provides for a monthly payment of $625 and is cancelable by either party upon thirty (30) days notice.

(8) Subsequent Event

On July 26, 2004 the Company received official notification from The NASDAQ Stock Market that it was not in compliance with the minimum $1.00 closing bid price per share requirement as set forth in NASD Marketplace Rule 4310(c)(4). Our common stock was, therefore, subject to delisting from The NASDAQ SmallCap Market effective August 4, 2004. We requested a hearing before the NASDAQ Listing Qualifications Panel to review the NASDAQ staff determination. As set forth in NASD Marketplace Rule 4820, this request stayed any delisting action pending issuance of a written determination by the NASDAQ Listing Qualifications Panel.

On August 9, 2004, the Company was notified by NASDAQ that the delisting has been stayed pending an oral hearing to be held before a NASDAQ Listing Qualifications Panel on September 9, 2004.

If the NASDAQ Listing Qualifications Panel determines that the Company fails to meet the continued listing standards, our common stock will be delisted from the NASDAQ SmallCap Market. This would likely have an adverse impact on the trading price and liquidity of our common stock. If our common stock were to be delisted, trading, if any, in the common stock may continue to be conducted on the OTC Bulletin Board upon application by the requisite market makers.

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

On December 5, 2003, our then current Board of Directors: Dr. Joseph M. Davie, Robert J. Easton, Dr. Ronald L. Goode, Dr. Walter M. Lovenberg and Gordon F. Martin, (collectively referred to as the “Prior Board”) were removed by a majority vote of our stockholders via a proxy consent solicitation. They were replaced by the following slate of new Directors: John A. Paganelli, Robert A. Baron, Robert Benou, John J. Huntz, Jr., and Dr. David Lee Spencer, collectively referred to as the “New Board”. Our New Board of Directors is focused on completing the wind-down of our drug discovery operations begun in late 2002, resolving outstanding liabilities and redeploying the remaining residual assets of the Company. Our New Board has established a committee to recommend strategic direction and identify potential business opportunities. Currently, David E. Riggs is our sole employee who serves as the President, Chief Executive Officer and Chief Financial Officer. Effective May 1, 2004, the Company relocated from Dallas, Texas to Rochester, New York.

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

RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED JUNE 30, 2004 AND 2003

Revenue

There were no revenues for the three months ended June 30, 2004 and 2003.

Research and Development Expenses

There were no research and development expenses incurred for the three months ended June 30, 2004. Research and development expense was only $32,000 for the three months ended June 30, 2003 due to our change in business strategy and the related realignment and consolidation of business priorities.

General and Administrative Expenses

We incurred general and administrative expenses of $560,000 and $1,513,000 for the three months ended June 30, 2004 and 2003, respectively, a decrease of $953,000 or 63%. The decrease is mainly attributable to the completion of the Company’s wind-down of its drug discovery operations as well as cost containment as it relates to legal, merger and acquisition expenditures. Specifically, salaries and wages decreased $175,000, professional consulting fees decreased $156,000, legal expenses decreased $608,000, investor relations decreased $168,000 and amortization of the director and officer insurance premium increased $102,000 for the three months ended June 30, 2004 as compared to the same period in 2003.

Expenses Related to Strategic Redirection

Expenses related to strategic redirection, net of recoveries, were $299,000 for the quarter ended June 30, 2003. We incurred $563,000 in expenses from operations terminated during the three months ended June 30, 2003, which included $272,000 for terminated employees, a charge of $170,000 for writing down laboratory equipment to its estimated resale value, and $121,000 for other expenses related to terminated scientific programs. This amount was offset by the reimbursement of $264,000 of research and development costs from BMS. Approximately, $362,000 in accrued expenses remained to be paid at June 30, 2003. No additional expenses were recorded during the three months ended June 30, 2004.

All liabilities related to the Company’s strategic redirection have been recorded as of December 31, 2003. Cash payments of $42,000 were charged against previously accrued restructuring expenses during the quarter ended June 30, 2004. Approximately, $39,000 remains to be paid at June 30, 2004.

Interest Income

Interest income was $29,000 and $49,000 for the three months ended June 30, 2004 and 2003, respectively. The decrease was due primarily to lower principal balances in 2004.

Net Loss

We incurred a net loss attributable to common shareholders of $531,000 and $1,795,000 for the three months ended June 30, 2004 and 2003, respectively. Net loss per common share was $0.03 and $0.11 for the three months ending June 30, 2004 and 2003, respectively.

FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003

Revenue

There were no revenues for the six months ended June 30, 2004. Revenues of $13,000 for the six months ended June 30, 2003 were attributable to license and research and development payments from our agreement with Aventis, which was subsequently terminated.

Research and Development Expenses

There were no research and development expenses incurred for the six months ended June 30, 2004. Research and development expenses were $163,000 for the six months ended June 30, 2003. The decrease in research and development expenses for the six months ended June 30, 2004 as compared to the same period in 2003 was attributable to the termination of all remaining research programs in connection with the Company’s wind-down of its drug discovery operations.

General and Administrative Expenses

We incurred general and administrative expenses of $1,329,000 and $2,309,000 for the six months ended June 30, 2004 and 2003, respectively, a decrease of $980,000 or 43%. The decrease is mainly attributable to the completion of the Company’s wind-down of its drug discovery operations as well as cost containment as it relates to legal, merger and acquisition expenditures. Specifically, salaries and wages decreased $180,000, professional consulting fees decreased $185,000, legal expenses decreased $617,000, investor relations decreased $215,000 and amortization of the director and officer insurance premium increased $205,000 for the six months ended June 30, 2004 as compared to the same period in 2003.

Expenses Related to Strategic Redirection

Expenses related to strategic redirection, net of recoveries, were $447,000 for the six months ended June 30, 2003. We incurred $711,000 in expenses from operations terminated during the six months ended June 30, 2003, which included $400,000 for terminated employees, a charge of $170,000 for writing down laboratory equipment to its estimated resale value, and $141,000 for other expenses related to terminated scientific programs. This amount was offset by the reimbursement of $264,000 of research and development costs from BMS. Approximately, $362,000 in accrued expenses remained to be paid at June 30, 2003. No additional expenses were recorded during the six months ended June 30, 2004.

All liabilities related to the Company’s strategic redirection have been recorded as of December 31, 2003. Cash payments of $154,000 and $460,000 were charged against previously accrued restructuring expenses during the six months ended June 30, 2004 and 2003, respectively. Approximately, $39,000 remains to be paid at June 30, 2004.

Interest Income

Interest income was $59,000 and $124,000 for the six months ended June 30, 2004 and 2003, respectively. The decrease was due primarily to lower principal balances in 2004.

Net Loss

We incurred a net loss attributable to common shareholders of $1,493,000 and $2,813,000 for the six months ended June 30, 2004 and 2003, respectively. Net loss per common share was $0.09 and $0.18 for the three months ending June 30, 2004 and 2003, respectively.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2004, we had cash and cash equivalents of approximately $9,409,000, inclusive of restricted cash. Since our inception, we have financed our operations from debt and equity financings as well as fees received from licensing and research and development agreements. During the six months ended June 30, 2004, net cash used in operating activities was $1,140,000. In addition, during the six months ended June 30, 2004, we received cash from financing activities of $192,000 related to the exercise of stock options. The wind-down of operations was completed in the first half of 2004. We spent approximately $1.1 million during this time to satisfy previous commitments of the Prior Board. Subsequent to the first quarter, we forecast our cash usage to be approximately $100,000-125,000 per month, assuming that we make no new investments or engage in the operation of a new business. Our future capital needs are uncertain. The Company may or may not need additional financing in the future to fund operations, a determination to be made when the Company implements its new business strategy. We do not know whether additional financing will be available when needed, or that, if available, we will obtain financing on terms favorable to our stockholders.

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

Further, there were no significant changes in the internal controls or in other factors that could significantly affect these controls after August 9, 2004, the date of the conclusion of the evaluation of disclosure controls and procedures.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are not a party to any litigation in any court, and management is not aware of any contemplated proceeding by any governmental authority or individual against us except as described below.

Weiss Litigation. As reported in the Company’s previous quarterly report, The M&B Weiss Family Limited Partnership of 1996 filed a lawsuit in the Delaware Court of Chancery, purportedly as a class action on behalf of all other similarly situated stockholders of the Company, against the Company, as a nominal defendant, and former directors: Joseph M. Davie, Robert J. Easton, Ronald L. Goode and Walter Lovenberg, (collectively referred to as the “Individual Defendants”), and purportedly as a derivative action on behalf of the Company against the Individual Defendants (the “Weiss Litigation”). The suit does not seek damages from the Company but rather from the Individual Defendants. We cannot predict at this point the length of time that the Weiss Litigation will be ongoing or the liability, if any, which may arise there from.

The Plaintiff’s discovery request has been stayed while the Court is considering the Individual Defendant’s Motion to Dismiss.

Labidi Proceeding. As reported in the Company’s previous quarterly report the Company is a defendant in a federal court lawsuit brought against the Company in the United States District Court for the Northern District of Texas by a former employee. At this point, no formal discovery has occurred in this lawsuit. We believe we have meritorious defenses with respect to these allegations, all of which we intend to pursue vigorously.

2110 Research Row, Ltd. Proceeding. On April 1, 2004, according to a March 19, 2004 settlement agreement with the 2110 Research Row, Ltd. (the “Landlord”), we made a $33,000 payment to the Landlord. On April 9, 2004, the Landlord and the Company filed an Agreed Order Of Dismissal With Prejudice in The District Court, 134th Judicial District, Dallas County Texas.

Item 2. Changes in Securities and Use of Proceeds

     None.

Item 3. Defaults upon Senior Securities

     None.

Item 4. Submission of Matters to a Vote of Security Holders

On June 29, 2004, a special meeting of shareholders was called to consider and act upon a proposal to authorize the Company’s board of directors in its discretion to amend the Company’s amended certificate of incorporation to effect a one-for-two reverse stock split of the Company’s common stock. The special meeting was adjourned until July 8, 2004 as a quorum was not obtained.

On July 8, 2004, the special meeting of shareholders to consider the proposal for a one-for-two reverse stock split was cancelled and the proposal considered defeated as a quorum was again not obtained.

Item 5. Other Information

On June 22, 2004, John J. Huntz resigned as a member of the Company’s Board of Directors.

On July 26, 2004 the Company received official notification from The NASDAQ Stock Market that it was not in compliance with the minimum $1.00 closing bid price per share requirement as set forth in NASD Marketplace Rule 4310(c)(4). Our common stock was, therefore, subject to delisting from The NASDAQ SmallCap Market effective August 4, 2004. We requested a hearing before the NASDAQ Listing Qualifications Panel to review the NASDAQ staff determination. As set forth in NASD Marketplace Rule 4820, this request stayed any delisting action pending issuance of a written determination by the NASDAQ Listing Qualifications Panel.

On August 9, 2004, the Company was notified by NASDAQ that the delisting has been stayed pending an oral hearing to be held before a NASDAQ Listing Qualifications Panel on September 9, 2004.

If the NASDAQ Listing Qualifications Panel determines that the Company fails to meet the continued listing standards, our common stock will be delisted from the NASDAQ SmallCap Market. This would likely have an adverse impact on the trading price and liquidity of our common stock. If our common stock were to be delisted, trading, if any, in the common stock may continue to be conducted on the OTC Bulletin Board upon application by the requisite market makers.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits:

Exhibit 10. 1	–	Sublease Agreement between the Company and RFG Associates dated as of January 1, 2004
Exhibit 31.1	–	Certifications pursuant to Rule 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended June 30, 2004.
Exhibit 32.1	–	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended June 30, 2004.

(b) The following reports were filed on Form 8-K during the quarter ended June 30, 2004:

     (1) On May 4, 2004, we filed a current report on Form 8-K announcing (Item 5.) that the Company had relocated its corporate offices to the 1250 Pittsford-Victor Road, Building 200, Suite 280, Pittsford, New York 14534.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

eXegenics Inc.

Date: August 16, 2004	/s/ DAVID E. RIGGS

David E. Riggs
President and Chief Executive Officer

Date: August 16, 2004	/s/ DAVID E. RIGGS

David E. Riggs
Chief Financial Officer

EXHIBIT INDEX

EXHIBIT
NUMBER	DESCRIPTION
10.1	Sublease Agreement between the Company and RFG Associates dated as of January 1, 2004.

31.1	Certification pursuant to Rule 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended June 30, 2004.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended June 30, 2004.