Form 10-Q
period 2004-09-30
eXegenics Inc
filed 2004-11-15
CIK 944809

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2004.
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

As of November 9, 2004, the registrant had 16,227,914 shares of common stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements:

eXegenics Inc.

BALANCE SHEETS
(in thousands, except share data)

	September 30,	December 31,
	2004	2003
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$9,038	$10,132
Restricted cash	175	600
Prepaid expenses and other current assets	36	602

Total current assets	9,249	11,334
Other assets	3	8

Total assets	$9,252	$11,342

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$260	$1,038

Total current liabilities	260	1,038

Total liabilities	260	1,038

Commitments and contingencies
Stockholders’ equity:
Preferred stock — $.01 par value, 10,000,000 shares authorized; 965,249 and 890,564 shares of Series A convertible preferred issued and outstanding (liquidation value $2,413,000 and $2,226,000)	10	9
Common stock — $.01 par value, 30,000,000 shares authorized; 16,839,114 and 16,314,779 shares issued	168	163
Additional paid-in capital	68,385	68,061
Subscriptions receivable	(306)	(302)
Accumulated deficit	(55,928)	(54,290)
Treasury stock, 611,200 shares of common stock, at cost	(3,337)	(3,337)

Total stockholders’ equity	8,992	10,304

Total liabilities and stockholders’ equity	$9,252	$11,342

See Notes to Financial Statements.

eXegenics Inc.

STATEMENTS OF OPERATIONS
(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
	(unaudited)		(unaudited)
Revenue:
Licensing & research fees	$—	$—	$—	$13
Operating Expenses:
Research and development	—	—	—	154
General and administrative	399	1,441	1,728	3,759
Expenses related to strategic redirection	—	114	—	561

	399	1,555	1,728	4,474

Operating loss	(399)	(1,555)	(1,728)	(4,461)
Other income	(31)	(30)	(90)	(154)

Loss before provision (benefit) for taxes	(368)	(1,525)	(1,638)	(4,307)
Provision (benefit) for taxes	—	—	—	—

Net loss	(368)	(1,525)	(1,638)	(4,307)
Preferred stock dividend	—	—	(223)	(31)

Net loss attributable to common shareholders	$(368)	$(1,525)	$(1,861)	$(4,338)

loss per share-basic and diluted	$(.02)	$(.10)	$(.12)	$(.28)

Weighted average number of shares outstanding — basic and diluted	16,228	15,683	15,991	15,677

See Notes to Financial Statements.

eXegenics Inc.

STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended
	September 30,
	2004	2003
	(unaudited)
Cash flows from operating activities:
Net loss	$(1,638)	$(4,307)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5	47
Gain on disposal of assets	—	(12)
Interest accrual on subscription receivable	(4)	—
Value assigned to common shares and options	138	20
Changes in:
Restricted cash	425	—
Prepaids and other assets	566	(293)
Accounts payable and accrued expenses	(778)	(494)

Net cash used in operating activities	(1,286)	(5,039)

Cash flows from investing activities:
Maturity of investment	—	10,000
Sale of equipment, net of purchases	—	15

Net cash provided by investing activities	—	10,015

Cash flows from financing activities:
Capital lease payments	—	(70)
Proceeds from option exercises	192	4

Net cash provided by (used in) financing activities	192	(66)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(1,094)	4,910
Cash and cash equivalents at beginning of period	10,132	6,138

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$9,038	$11,048

See Notes to Financial Statements.

eXegenics Inc.

NOTES TO FINANCIAL STATEMENTS
September 30, 2004
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

The Company considers all non-restrictive, highly liquid short-term investments purchased with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents, which amount to $9,038,000 and $10,132,000 at September 30, 2004 and December 31, 2003, respectively, consist principally of interest-bearing cash deposits placed with two financial institutions. Restricted cash, which amounts to $175,000 and $600,000 at September 30, 2004 and December 31, 2003, respectively, consists of certificates of deposits that are used as collateral for equipment leases and corporate credit cards.

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

The Company accounts for its stock-based compensation plans under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” In October 1995, the Financial Accounting Standards Board issued Statement No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), which establishes a fair value-based method of accounting for stock-based compensation plans. The Company has adopted the disclosure-only alternative under SFAS No. 123. The Company accounts for stock based compensation to non-employees using the fair value method in accordance with SFAS No. 123 and Emerging Issues Task Force (EITF) Issue No. 96-18. The Company has recognized deferred stock compensation related to certain stock option and warrants grants. No options to purchase shares of common stock were granted in return for consulting services for the nine months ended September 30, 2004 and 2003. In connection with other option grants to consultants in previous years, the Company recorded a charge of $5,000 and $20,000 during the nine months ended September 30, 2004 and 2003, respectively

During the second quarter 2004, the Board of Directors adopted a resolution providing for the issuance of shares of the Company’s common stock and the granting of stock options as part of compensation paid to directors for their service to the Company. Upon joining the Board, directors are issued 25,000 shares of common stock. The chairman of the Board receives and additional 25,000 shares at the time he assumes this role. Members of the Board of Directors are granted an option to purchase 5,000 shares of the Company’s common stock on the first day of each calendar quarter, with an exercise price equal to the closing trading price of the Company’s common stock on the date of grant.

In the second quarter 2004, the Chairman of the Board was issued 50,000 shares of common stock. Directors were issued 25,000 shares. In the aggregate, 150,000 shares of common stock were issued and recorded at their fair value on the date of grant and as a result, $133,500 in compensation expense was recorded during the second quarter 2004. For the nine months ended September 30, 2004, stock options totaling 70,000 shares of common stock were granted to directors pursuant to the Board resolution for services provided by directors.

eXegenics Inc.
NOTES TO FINANCIAL STATEMENTS – (Continued)
September 30, 2004
(Unaudited)

(5)	Strategic Redirection

During the nine months ended September 30, 2003, the Company recognized additional expenses of $845,000 for severance benefits and legal and other expenses related to scientific programs that were terminated. These costs were offset by expense reimbursement from Bristol Meyers Squibb (“BMS”) of $284,000 received during the same period, resulting in a net charge of $561,000 for the nine months ended September 30, 2003. All liabilities related to the Company’s strategic redirection have been recorded as of December 31, 2003. Cash payments of $178,000 and $511,000 were charged against previously accrued restructuring expenses during the nine months ended September 30, 2004 and 2003, respectively. No additional expenses were recorded during the three and nine months ended September 30, 2004.

During the three months ended September 30, 2003, the Company recognized additional expenses of $133,000 for severance benefits and legal and other expenses related to terminated scientific programs. These costs were offset by expense reimbursement from BMS of $19,000 received during the same period, resulting in a net charge of $114,000 for the three months ended September 30, 2003. Cash payments of $23,000 and $68,000 were charged against previously accrued restructuring expenses during the three months ended September 30, 2004 and 2003, respectively.

(6)	Stock Options

The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS Statement No. 123, Accounting for Stock-Based Compensation, to stock-based compensation.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Net loss attributable to common stockholders as reported	$(368)	$(1,525)	$(1,861)	$(4,338)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(7)	(24)	(25)	(114)

Pro forma net loss	$(375)	$(1,549)	$(1,886)	$(4,452)

Earnings per share:
Basic and diluted-as reported	$(.02)	$(.10)	$(.12)	$(.28)
Basic-pro forma	$(.02)	$(.10)	$(.12)	$(.28)

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

(7) Related party transaction

In 2004, the company entered into a lease agreement for office space with RFG Associates, a financial services organization, an entity in which John A. Paganelli, chairman of the Company is an equity owner. The lease provides for a monthly payment of $625 and is cancelable by either party upon one month’s notice.

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

On August 9, 2004, NASDAQ notified the Company that the delisting has been stayed pending an oral hearing to be held before a NASDAQ Listing Qualifications Panel on September 9, 2004. Effective on the open of trading on October 14, 2004, the Company’s securities were delisted from the Nasdaq Small Cap Stock Market.

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

We have historically operated as a drug discovery company, exploiting new enabling technologies to advance and shorten the new drug development cycle. Drug discovery is the first phase of an eight to 12 year cycle, from inception to FDA approval, typically needed to bring a new drug to market. Employing new technologies is a high-risk venture. Our Company was unsuccessful at advancing research programs. All research programs have been terminated. We are currently engaged in identifying new potential business opportunities.

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

RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

Revenue

There were no revenues for the three months ended September 30, 2004 and 2003.

Research and Development Expenses

There were no research and development expenses incurred for the three months ended September 30, 2004 and 2003, respectively.

General and Administrative Expenses

We incurred general and administrative expenses of $399,000 and $1,441,000 for the three months ended September 30, 2004 and 2003, respectively, a decrease of $1,042,000 or 72%. The decrease is mainly attributable to the completion of the Company’s wind-down of its drug discovery operations as well as cost containment as it relates to legal, merger and acquisition expenditures. Specifically, salaries and wages decreased $141,000, professional consulting fees decreased

$192,000, legal expenses decreased $592,000, investor relations decreased $81,000 and amortization of the director and officer insurance premium increased $65,000 for the three months ended September 30, 2004 as compared to the same period in 2003.

Expenses Related to Strategic Redirection

Expenses related to strategic redirection, net of recoveries, were $114,000 for the quarter ended September 30, 2003. We incurred $133,000 in expenses from operations terminated during the three months ended September 30, 2003, which included $108,000 for terminated employees, a charge of $20,000 for writing down laboratory equipment to its estimated resale value, and $5,000 for other expenses related to terminated scientific programs. This amount was offset by the reimbursement of $19,000 of research and development costs from BMS. Approximately, $249,000 in accrued expenses remained to be paid at September 30, 2003. No additional expenses were recorded during the three months ended September 30, 2004.

All liabilities related to the Company’s strategic redirection were recorded by December 31, 2003. Cash payments of $23,000 were charged against previously accrued restructuring expenses during the quarter ended September 30, 2004. Approximately, $15,000 remains to be paid at September 30, 2004.

Interest Income

Interest income was $31,000 and $30,000 for the three months ended September 30, 2004 and 2003, respectively. The decrease was due primarily to lower principal balances in 2004.

Net Loss

We incurred a net loss attributable to common shareholders of $368,000 and $1,525,000 for the three months ended September 30, 2004 and 2003, respectively. Net loss per common share was $.02 and $.10 for the three months ending September 30, 2004 and 2003, respectively.

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

Revenue

There were no revenues for the nine months ended September 30, 2004. Revenues of $13,000 for the nine months ended September 30, 2003 were attributable to license and research and development payments from our agreement with Aventis, which was subsequently terminated.

Research and Development Expenses

There were no research and development expenses incurred for the nine months ended September 30, 2004. Research and development expenses were $154,000 for the nine months ended September 30, 2003. The decrease in research and development expenses for the nine months ended September 30, 2004 as compared to the same period in 2003 was attributable to the termination of all remaining research programs in connection with the Company’s wind-down of its drug discovery operations.

General and Administrative Expenses

We incurred general and administrative expenses of $1,728,000 and $3,759,000 for the nine months ended September 30, 2004 and 2003, respectively, a decrease of $2,031,000 or 54%. The decrease is mainly attributable to the completion of the Company’s wind-down of its drug discovery operations as well as cost containment as it relates to legal, merger and acquisition expenditures. Specifically, salaries and wages decreased $315,000, professional consulting fees decreased $377,000, legal expenses decreased $1,210,000, investor relations decreased $296,000 and amortization of the director and officer insurance premium increased $270,000 for the nine months ended September 30, 2004 as compared to the same period in 2003.

Expenses Related to Strategic Redirection

Expenses related to strategic redirection, net of recoveries, were $561,000 for the nine months ended September 30, 2003. We incurred $845,000 in expenses from operations terminated during the nine months ended September 30, 2003, which included $419,000 for terminated employees, a charge of $170,000 for writing down laboratory equipment to its estimated resale value, and $48,000 for other expenses related to terminated scientific programs. This amount was offset by the reimbursement of $284,000 of research and development costs from BMS. Approximately, $249,000 in accrued expenses remained to be paid at September 30, 2003. No additional expenses were recorded during the nine months ended September 30, 2004.

All liabilities related to the Company’s strategic redirection were recorded by December 31, 2003. Cash payments of $178,000 and $511,000 were charged against previously accrued restructuring expenses during the nine months ended September 30, 2004 and 2003, respectively. Approximately, $15,000 remains to be paid at September 30, 2004.

Interest Income

Interest income was $90,000 and $154,000 for the nine months ended September 30, 2004 and 2003, respectively. The decrease was due primarily to lower principal balances in 2004.

Net Loss

We incurred a net loss attributable to common shareholders of $1,861,000 and $4,338,000 for the nine months ended September 30, 2004 and 2003, respectively. Net loss per common share was $.12 and $.28 for the nine months ending September 30, 2004 and 2003, respectively.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2004, we had cash and cash equivalents of approximately $9,213,000, inclusive of restricted cash. Since our inception, we have financed our operations from debt and equity financings as well as fees received from licensing and research and development agreements. During the nine months ended September 30, 2004, net cash used in operating activities was $1,286,000. In addition, during the nine months ended September 30, 2004, we received cash from financing activities of $192,000 related to the exercise of stock options.

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

Further, there were no significant changes in the internal controls or in other factors that could significantly affect these controls during the fiscal quarter covered by this report.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are not a party to any litigation in any court, and management is not aware of any contemplated proceeding by any governmental authority or individual against us except as described below.

Weiss Litigation. As reported in the Company’s previous quarterly report, The M&B Weiss Family Limited Partnership of 1996 filed a lawsuit in the Delaware Court of Chancery, purportedly as a class action on behalf of all other similarly situated stockholders of the Company, against the Company, as a nominal defendant, and former directors: Joseph M. Davie, Robert J. Easton, Ronald L. Goode and Walter Lovenberg, (collectively referred to as the “Individual Defendants”), and purportedly as a derivative action on behalf of the Company against the Individual Defendants (the “Weiss Litigation”). The suit does not seek damages from the Company but rather from the Individual Defendants. We cannot predict at this point the length of time that the Weiss Litigation will be ongoing or the liability, if any, which may arise there from. The Company will defend itself vigorously against this claim. The Individual Defendants have filed a Motion to Dismiss the action and the Plaintiff’s have filed papers in opposition to such motion. The Plaintiff’s discovery request has been stayed while the Court is considering the Individual Defendant’s Motion to Dismiss.

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

Item 2. Unregistered Sales of Equity Securities and use of Proceeds

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

On August 9, 2004, the Company was notified by NASDAQ that the delisting has been stayed pending an oral hearing to be held before a NASDAQ Listing Qualifications Panel on September 9, 2004. Effective on the open of trading on October 14, 2004, the Company’s securities were delisted from the Nasdaq Small Cap Stock Market.

Item 6. Exhibits

Exhibit No.		Description

Exhibit 31.1	–	Certifications pursuant to Rule 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended September 30, 2004.

Exhibit 32.1	–	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended September 30, 2004.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

eXegenics Inc.

Date: November 12, 2004	/s/ DAVID E. RIGGS

David E. Riggs
President and Chief Executive Officer

Date November 12, 2004	/s/ DAVID E. RIGGS

David E. Riggs
Chief Financial Officer

EXHIBIT INDEX

EXHIBIT
NUMBER	DESCRIPTION

31.1	Certification pursuant to Rule 13a-15(e) and 15d-15(e)of the Securities and Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended September 30, 2004.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended September 30, 2004.