Form 10-K
period 2004-12-31
eXegenics Inc
filed 2005-04-22
CIK 944809

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2004

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 000-26648

eXegenics Inc.

(Exact name of registrant as specified in its charter)

Delaware	75-2402409
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1250 Pittsford-Victor Rd	14534
Pittsford, NY	(Zip Code)
(Address of principal executive offices)

Registrant’s telephone number, including area code:
(585) 218-4375

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

N/A	N/A

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $0.01 Par Value Per Share
(Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☑

     The aggregate market value of the registrant’s voting stock held by non-affiliates of the registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) on June 30, 2004 was $9,785,964, based on the last sale price as reported by OTC Bulletin Board.

     As of April 7, 2005, the registrant had 16,266,553 shares of common stock outstanding.

FORWARD-LOOKING STATEMENTS

     This document contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. You can identify such forward-looking statements by the words “expects”, “intends,” “plans,” “projects,” “believes,” “estimates,” “likely,” “goal,” “assume” and similar expressions. In the normal course of business, eXegenics Inc. (“eXegenics” or the “Company”), in an effort to help keep its stockholders and the public informed about the Company’s operations may, from time to time, issue such forward-looking statements, either orally or in writing. Generally, these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of such plans or strategies, or projections involving anticipated revenues, earnings or other aspects of operating results. eXegenics bases the forward-looking statements on its current expectations, estimates and projections. eXegenics cautions you that these statements are not guarantees of future performance and involve risks, uncertainties and assumptions that eXegenics cannot predict. In addition, eXegenics has based many of these forward-looking statements on assumptions about future events that may prove to be inaccurate. Therefore, the actual results of the future events described in such forward-looking statements in this Annual Report, or elsewhere, could differ materially from those stated in such forward-looking statements. Among the factors that could cause actual results to differ materially are the risks and uncertainties discussed in this Annual Report, including, without limitation, factors discussed in Item 1, “Business” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” including the factors discussed under the caption “Factors That May Affect Financial Condition and Future Results,” beginning on Page 5.

PART I

Item 1. Business

General

     eXegenics Inc., formerly known as Cytoclonal Pharmaceutics Inc. (the “Company”), was previously involved in the research, creation, and development of drugs for the treatment and/or prevention of cancer and infectious diseases. During 2004, the Company completed the termination of all research activities. All scientific staff and administrative positions have been eliminated and all of the Company’s research, license and royalty agreements have been terminated.

     On December 5, 2003, our then current Board of Directors: Dr. Joseph M. Davie, Robert J. Easton, Dr. Ronald L. Goode, Dr. Walter M. Lovenberg and Gordon F. Martin, (collectively referred to as the “Prior Board”) were removed by a majority vote of our stockholders via a proxy consent solicitation. They were replaced by the following slate of new Directors: John A. Paganelli, Robert A. Baron, Robert Benou, John J. Huntz, Jr., and Dr. David Lee Spencer, collectively referred to as the “New Board”. On February 23, 2004, Dr. Ronald L. Goode, the President and Chief Executive Officer of the Company resigned, thereby terminating his employment agreement with the Company that was to expire on March 21, 2004 (See Item 11. Executive Compensation). On June 22, 2004, John J. Huntz resigned as a member of the Company’s Board of Directors. On September 8, 2004, the board of directors of the Company appointed David Lee Spencer to serve as the third independent director of the audit committee. Currently, we have one employee, David E. Riggs, who serves as our President, Chief Executive Officer and Chief Financial Officer.

     We have historically operated as a drug discovery company, exploiting new enabling technologies to advance and shorten the new drug development cycle. Our Company has been unsuccessful at advancing research programs. Our New Board and management are focused on redeploying the remaining residual assets of the Company. On September 8, 2004 the Company entered into an Intellectual Property Assignment Agreement to license the Company’s QCT drug discovery technology to NLC Pharma, Inc. The New Board has established a committee to study strategic direction and identify potential business opportunities.

     In 2003, the Company recognized an aggregate of $2,233,000 in expenses related to merger, tender offer and consent solicitation activities which included $1,375,000 in legal fees, $398,000 in fees to a financial advisor, $360,000 in other fees for audit, printing and investor relations services and $100,000 for reimbursement of certain expenses triggered in connection with the termination of the Agreement and plan of Merger were paid to AVI Biopharma (see Note E in Notes to Financial Statements).

     In 2004, the Company did not incur any expenses in connection with merger, tender offer and consent solicitation.

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

     Costs associated with our patent portfolio were approximately $15,000 in 2004 and $220,000 in 2003. We do not expect to incur significant new patent expenses related to drug discovery research operations.

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

License Agreements

     On September 8, 2004 we entered into an Intellectual Property Assignment Agreement to license the Company’s QCT drug discovery technology to NLC Pharma, Inc. Pursuant to the Agreement the Company will receive monies from royalties, licenses or the sale of QCT technology to third parties that are generated by NLC Pharma. NLC Pharma, Inc. is a Delaware corporation based in Israel, led by Dr. Dorit Arad and focused on rational drug design using the QCT technology. QCT is a rational drug design technology that is based on quantum chemistry, proprietary computational software and molecular modelling. The Quantum Mechanism Based drug creation technique combines quantum mechanics and physical organic chemistry to project estimates of essential biochemical reactions that occur at an atomic rather than molecular level. Looking at “core mechanisms” in this way could produce a wide range of drug leads. Between 1998 and 2001, the eXegenics scientific team identified a number a leads that are a part of the licensing agreement with NLC Pharma. The QCT technology first took form in 1998 when Dr. Arad joined the Company as Vice President of Drug Design. Dr. Arad had been a research associate of Dr. John Pople, a Noble Prize winner and a former consultant of the company. Dr. Arad led the group of eXegenics scientists who investigated and expanded the company’s focus on drug candidates into a number of therapeutic areas. In late 2001 the board of directors of eXegenics ceased further research of the QCT technology because of limited capital resources.

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

Employees

     On March 30, 2004, David E. Riggs was appointed President in addition to his role as Chief Financial Officer. As of December 31, 2004, we have one full-time employee, David E. Riggs, who serves as the President, Chief Executive Officer and Chief Financial Officer. We engage independent contractors and temporary employees to perform certain administrative tasks. Although we believe that we have been successful to date in attracting skilled, highly qualified personnel, competition for personnel is intense and we cannot assure that we will be able to attract and retain highly qualified personnel. Our employees are not governed by any collective bargaining agreement, however, Mr. Riggs has an employment contract with the Company.

     On February 23, 2004, Dr. Ronald L. Goode resigned his positions with the Company as President and Chief Executive Officer, thereby terminating his employment agreement with the Company that was to expire on March 21, 2004.

Factors That May Affect Financial Condition and Future Results

     We completed the wind down of our drug discovery operations. We continued to be focused on resolving outstanding liabilities and redeploying the remaining residual assets of the Company. The following cautionary statements discuss important factors that could cause actual results to differ materially from the projected results contained in the forward-looking statements in this report.

Liquidity and Capital Resources

     At December 31, 2004 we had cash, cash equivalents and investments of approximately $8,734,000, plus restricted cash of $175,000. Restricted cash was pledged as collateral in support of leased laboratory equipment. In connection with the termination of our drug discovery research programs, we repurchased equipment subject to a capital lease agreement. In January 2004, in conjunction with this December 2003 repurchase, the lessor of this equipment released $375,000 of the held collateral. Our future capital needs are uncertain. The Company may or may not need additional financing in the future to fund operations, a determination to be made when the Company implements its new business strategy. We do not know whether additional financing will be available when needed, or that, if available, we will obtain financing on terms favorable to our stockholders.

Our Stock

     The market price of our stock may be negatively affected by market volatility. The following factors, in addition to other risk factors described in this section, may have a significant impact on the market price of our securities:

•	announcements we make concerning new business development activities;

•	announcements we make concerning our use of cash to maintain our dormant operations;

•	regulatory developments in the United States and foreign countries;

•	our common stock being quoted on the OTC Bulletin Board;

•	current and new litigation requiring further use of our cash; or

•	economic and other external factors or other disasters or crises.

     On or about October 2004 the Company’s securities were delisted from the Nasdaq Small Cap Stock Market, due to concerns under Nasdaq Marketplace Rule 4330. As such the Company’s securities were thereafter immediately quoted for trading on the Pink Sheets. Shortly thereafter our common stock was quoted on the OTC Bulletin Board.

Research and Development Activities

     We incurred research and development expenses of $154,000 and $3,948,000 for the fiscal years 2003 and 2002 respectively. No research and development expenses were incurred in 2004. None of our 2003 research and development activities related to customer-sponsored development programs.

Item 2. Properties

     In December, 2003, we vacated approximately 19,300 square feet of office and laboratory space at 2110 Research Row, Dallas, Texas, previously occupied by the Company since its inception and relocated the Company to 1250 Pittsford-Victor Road, Building 200, Suite 280, Pittsford, New York 14534. In January 2004, the Company entered into a lease agreement for office space with RFG Associates, an entity in which John A. Paganelli, chairman of the Board of Directors of the Company is an equity owner. The lease provides for a monthly rent of $625 and is cancelable by either party upon thirty (30) days notice. During fiscal 2004 we incurred rent expenses of approximately $20,000.

Item 3. Legal Proceedings

     We are not a party to any litigation in any court, and management is not aware of any contemplated proceeding by any governmental authority or individual against us except as described below.

     Weiss Litigation. On May 15, 2003, The M&B Weiss Family Limited Partnership of 1996 filed a lawsuit in the Delaware Court of Chancery, purportedly as a class action on behalf of all other similarly situated stockholders of the Company, against the Company, as a nominal defendant, and former directors: Joseph M. Davie, Robert J. Easton, Ronald L. Goode and Walter Lovenberg, (collectively referred to as the “Individual Defendants”), and purportedly as a derivative action on behalf of the Company against the Individual Defendants (the “Weiss Litigation”). The complaint alleges, among other things, that the Individual Defendants have mismanaged the Company, have made unwarranted and wasteful loans and payments to certain directors and third parties, have disseminated a materially false and misleading proxy statement in connection with the 2003 annual meeting of our stockholders, and have breached their fiduciary duties to act in the best interests of our Company and its stockholders. The plaintiffs are seeking an award of costs and attorneys’ fees and expenses. The defendants in the Weiss litigation filed a joint motion with the Delaware Court of Chancery to dismiss the complaint for failure to state a claim and for failure to make the statutorily required demand on the Company to assert the subject claims. On April 12, 2005 the judge, in a ruling from the bench, dismissed the matter with prejudice. We are awaiting a formal written order to that effect to be filed.

     Labidi Proceeding. In April 2002, Dr. Labidi, one of our former employees, made certain allegations against us regarding discrimination. Dr. Labidi initially filed an employment discrimination charge with the Equal Employment Opportunity Commission (“EEOC”) alleging that he was harassed and discriminated against. The EEOC dismissed this charge because it found no substantial evidence to support Dr. Labidi’s claims. Dr. Labidi subsequently filed a timely federal court lawsuit against eXegenics in the United States District Court for the Northern District of Texas. In the lawsuit, Dr. Labidi reasserted his harassment and discrimination claims. In addition, Dr. Labidi alleged that we wrongfully converted certain biological research materials that Dr. Labidi claims belong to him. At this point, we are in the midst of formal discovery. We believe we have meritorious defenses with respect to these allegations, all of which we intend to pursue vigorously.

     2110 Research Row, Ltd. Proceeding. On December 31, 2003, the termination date of our lease agreement, we vacated 19,300 square feet of office and laboratory space that we occupied at 2110 Research Row, Dallas, Texas. 2110 Research Row, Ltd. (the “Landlord”) acquired this property in April 2002. The Landlord contends he is owed payments that we believe to be outside the terms of the lease agreement or waived by the previous landlord. In October 2003, we filed suit against the Landlord and 9000 Harry Hines, Inc., in a Dallas County District Court. The Company, as tenant, and the Landlord were parties to a lease agreement (“Lease Agreement”) dated October 1, 1991, as amended. On March 19, 2004, we entered into a settlement agreement with the Landlord, whereby we made a $33,000 payment to the Landlord, dismissed the suit with prejudice and entered into a mutual release of any and all claims by all parties. On April 9, 2004, the Landlord and the Company filed an Agreed Order Of Dismissal With Prejudice in The District Court, 134th Judicial District, Dallas County Texas.

Item 4. Submission of Matters to a Vote of Security Holders

     On December 16, 2004, the Company held its Annual Meeting of Stockholders, with stockholders holding 249,134 shares of our Series A Preferred Stock and 12,685,941 shares of common stock voting together as a single class (representing 75.23% of the total number of shares outstanding and entitled to vote) present in person or by proxy at the meeting. Proxies for the meeting were solicited pursuant to Regulation 14A of the Securities Exchange Act of 1934. John Paganelli, Robert Baron, Dr. David Spencer and Robert Benou were listed as management’s nominees in the proxy statement and were elected as directors at the meeting. The votes for each nominee were as follows:

Name	Number of Affirmative Votes	Number of Votes Withheld
John Paganelli	12,738,085	196,990
Robert Benou	12,738,085	196,990
Robert Baron	12,738,185	196,890
Dr. David Spencer	12,744,585	190,490

     At the meeting, the Company also sought the ratification of BDO Seidman, LLP as independent auditors of the Company for the fiscal year ended December 31, 2004. This proposal was approved by 12,860,275 affirmative votes in the aggregate. There were an aggregate of 69,400 negative votes and 5,400 abstentions.

     We called a special meeting of stockholders for June 29, 2004 to consider and act upon a proposal to affect a one-for-two reverse stock split of our common stock. This meeting was adjourned prior to consideration of the proposal in order to provide more time to obtain a quorum. The meeting was reconvened at July 8, 2004 at which time we failed to obtain the requisite votes to obtain a quorum and thus hold such special meeting of shareholders.

PART II

     Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Repurchases of Equity Securities

     On or about October 2004 our securities were delisted from the Nasdaq Small Cap Stock Market, due to concerns under Nasdaq Marketplace Rule 4330. As such our securities were thereafter immediately quoted for trading on the Pink Sheets. Shortly thereafter our common stock was quoted on the OTC Bulletin Board and our common stock is currently trading on the OTC Bulletin Board.

     On January 2, 2004, the Nasdaq Listings Qualification Panel notified us that we were entitled to an extension (until July 25, 2004) to regain compliance with a $1.00 minimum share price for continued listing on the Nasdaq SmallCap Market. During this period, it was necessary for the Company’s common stock to trade at or above $1.00 per share for a minimum of 10 consecutive trading days to remain listed on the Nasdaq SmallCap Market. The Nasdaq Panel’s determination was, in part, based on the Company’s commitment to seek shareholder approval of a reverse stock split of our Common Stock. A reverse stock split is one possible solution to rectifying the Company’s deficiency as it relates to the $1.00 minimum share price issue. On January 28, 2004 the Nasdaq internal staff review concluded that the New Board and its Audit committee satisfy the independent composition requirements as set forth in Nasdaq Marketplace Rules 4350(c) and 4350(d)(2), respectively.

     We called a special meeting of stockholders for June 29, 2004 to consider and act upon a proposal to affect a one-for-two reverse stock split of our common stock. This meeting was adjourned prior to consideration of the proposal in order to provide more time to obtain a quorum. The meeting was reconvened at July 8, 2004 at which time we failed to obtain the requisite votes to hold such special meeting of shareholders.

     On or about July 2004 Nasdaq Stock Market informed the Company that we were not in compliance with the minimum $1.00 closing bid price per share requirement, as set forth in NASD Marketplace Rule 4310(c)(4) and our common stock was subject to delisting from the Nasdaq SmallCap Market effective August 4, 2004. The delisting was stayed pending an oral hearing to be held before a Nasdaq Listing Qualifications Panel on September 9, 2004. On September 1, 2004, we received a letter from Nasdaq stating that, in addition to the bid price deficiency, the Company was no longer in compliance with Nasdaq independent director and audit committee requirements rule, as set forth in Nasdaq Marketplace Rules 4350-1(c) and 4350-1(d)(2) due to the resignation of John Huntz. The letter also stated that the Nasdaq listings qualifications staff has raised public interest concerns in accordance with Nasdaq Marketplace Rules 4300 and 4330(a)(3).

Common Stock

     The following table shows the highest and lowest actual trades of our common stock, on a per share basis, during each quarterly period within the two most recent fiscal years, as reported by the National Association of Securities Dealers. Such prices reflect inter-dealer quotations, without adjustment for any retail markup, markdown or commission.

	High	Low
2003:
First Quarter	$0.84	$0.28
Second Quarter	0.90	0.27
Third Quarter	0.85	0.35
Fourth Quarter	1.20	0.39
2004:
First Quarter	$1.09	$0.68
Second Quarter	1.32	0.55
Third Quarter	0.85	0.35
Fourth Quarter	0.70	0.21

     On April 7, 2005 the last sale price of our common stock was $0.47.

Stockholders

     As of April 7, 2005, there were approximately 148 holders of record of our common stock and, according to our estimates, approximately 3,700 beneficial owners of our common stock.

Dividends

     We have not paid cash dividends to our common stockholders since our inception and do not plan to pay cash dividends in the foreseeable future. We currently intend to retain earnings, if any.

Recent Sales of Unregistered Securities

     During the year ended December 31, 2004 we granted options to purchase an aggregate of 165,000 shares of common stock to employees and directors with a weighted average exercise price of $0.82 per share. All options issued during 2004 were granted with an exercise price equal to the fair market value of our common stock on the date of grant.

Item 6. Selected Financial Data

     The selected financial data set forth below is derived from our audited financial statements. Such information should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and with such financial statements and the notes thereto contained elsewhere in this report.

eXegenics Inc.
SELECTED FINANCIAL DATA

	Year Ended December 31,
	2004	2003	2002	2001	2000
Statement of Operations Data Revenue	$—	$13,000	$562,000	$1,333,000	$865,000

Research and development	—	154,000	3,948,000	4,843,000	3,681,000
General and administrative expenses	2,051,000	2,938,000	4,770,000	6,448,000	5,788,000
Expenses related to strategic redirection	—	653,000	864,000	560,000	—
Merger, tender offers and consent solicitation expenses	—	2,233,000	2,010,000	—	—

Operating loss	(2,051,000)	(5,965,000)	(11,030,000)	(10,518,000)	(8,604,000)
Gain on disposition	—	—	4,000	274,000	—
Interest income	127,000	174,000	686,000	1,383,000	1,543,000
Interest expense	(2,000)	(2,000)	(18,000)	(6,000)	(9,000)

Loss before tax benefit and cumulative effect of a change in accounting principle	(1,926,000)	(5,793,000)	(10,358,000)	(8,867,000)	(7,165,000)
Tax benefit	—	—	—	82,000	—
Net loss	(1,926,000)	(5,793,000)	(10,358,000)	(8,785,000)	(7,165,000)

Preferred Stock Dividend	(223,000)	(207,000)	(169,000)	(180,000)	(180,000)

Net loss attributable to common stockholders	$(2,149,000)	$(6,000,000)	$(10,527,000)	$(8,965,000)	$(7,345,000)

Basic and diluted loss per common share	$(0.13)	$(0.38)	$(0.67)	$(0.57)	$(0.51)

	December 31,
	2004	2003	2002	2001	2000
Balance Sheet Data
Total assets	$10,071,000	$11,342,000	$17,515,000	$27,625,000	$37,378,000
Working capital	9,829,000	10,296,000	15,924,000	24,949,000	35,050,000
Royalties payable — less current portion	—	—	—	—	750,000
Stockholders’ equity	$9,832,000	$10,304,000	$16,074,000	$26,121,000	$35,775,000

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

     On December 5, 2003, our Prior Board was removed by a majority vote of our stockholders via a proxy consent solicitation. They were replaced by our New Board. Our New Board is focused on redeploying the remaining residual assets of the Company. The New Board and management have established a committee to study strategic direction and identify potential business opportunities. On February 23, 2004, Dr. Ronald L. Goode, the President and Chief Executive Officer of the Company resigned, thereby terminating his employment agreement with the Company that was to expire on March 21, 2004 (See Item 11. Executive Compensation). On June 22, 2004, John J. Huntz resigned as a member of the Company’s Board of Directors. On September 8, 2004, the board of directors of the Company appointed David Lee Spencer to serve as the third independent director of the audit committee. Currently, we have one employee, David E. Riggs, who serves as the President, Chief Executive Officer and Chief Financial Officer.

     On May 15, 2003, The M&B Weiss Family Limited Partnership of 1996 filed a lawsuit in the Delaware Court of Chancery, purportedly as a class action on behalf of all other similarly situated stockholders of the Company, against the Company, as a nominal defendant, and former directors: Joseph M. Davie, Robert J. Easton, Ronald L. Goode and Walter Lovenberg, (collectively referred to as the “Individual Defendants”), and purportedly as a derivative action on behalf of the Company against the Individual Defendants (the “Weiss Litigation”). The complaint alleges, among other things, that the Individual Defendants have mismanaged the Company, have made unwarranted and wasteful loans and payments to certain directors and third parties, have disseminated a materially false and misleading proxy statement in connection with the 2003 annual meeting of our stockholders, and have breached their fiduciary duties to act in the best interests of our Company and its stockholders. The plaintiffs are seeking an award of costs and attorneys’ fees and expenses. The defendants in the Weiss litigation filed a joint motion with the Delaware Court of Chancery to dismiss the complaint for failure to state a claim and for failure to make the statutorily required demand on the Company to assert the subject claims. On April 12, 2005 the judge, in a ruling from the bench, dismissed the matter with prejudice. We are awaiting a formal written order to that effect to be filed.

     In 2003, the Company recognized an aggregate of $2,233,000 in expenses related to merger, tender offer and consent solicitation activities which included $1,375,000 in legal fees, $398,000 in fees to the financial advisor, $360,000 in other fees for audit, printing and investor relations services and $100,000 for reimbursement of certain expenses triggered in connection with the termination of the Agreement and Plan of Merger which were paid to AVI Biopharma.

     Our objective in 2005 is to redeploy our assets and actively pursue new business opportunities. We expect to use between $100,000 and $125,000 per month in 2005 in furtherance of these objectives.

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

     The Company considers all non-restrictive, highly liquid short-term investments purchased with an original maturity of three months or less to be cash equivalents. Investments consist of equity securities and are classified as available for sale and reported at their fair values. The realized gains and losses from these investments are reported in current earnings. Unrealized gains and losses from these securities are reported as a separate component of stockholders’ equity and excluded from current earnings.

     The Company has elected to continue to account for its stock-based compensation plans using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”) and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants as if the fair-value based method defined in Statement of Financial Accounting Standards, No. 123, “Accounting for Stock Based Compensation” had been applied. Under the provisions of APB No. 25, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company’s common stock at the date of the grant over the amount an employee must pay to acquire the stock.

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

Results of Operations

Fiscal Year Ended December 31, 2004 Compared to Fiscal Year Ended December 31, 2003

Revenues

     We recognized $0 from license, research and development revenues during fiscal 2004, compared to $13,000 for fiscal 2003, a decrease of $13,000 or 100%. The decrease was a result of the Company exiting the drug discovery business and termination of related research and development activities. We do not anticipate recognizing revenues from licenses in 2005.

Research and Development Expenses

     We incurred research and development expenses of $0 during fiscal 2004 and $154,000 during fiscal 2003, a year-to-year decrease of $ 154,000 or 100%. The decrease was a result of the Company exiting the drug discovery business and termination of related research and development activities. Significant contributions to the overall decrease were as follows: $92,000 decrease in research salaries and payroll, $3,000 decrease in expenses for research consultants, $29,000 decline in lease expenses, maintenance and depreciation, $16,000 decrease in travel and entertainment, health insurance and other headcount related expenses and $14,000 decline in laboratory supplies.

General and Administrative Expenses

     General and administrative expenses for fiscal 2004 were $2,051,000 compared to $2,938,000 for fiscal 2003, a decrease of $887,000 or 30%. General and administrative expenses decreased primarily as a result of the termination of drug discovery operations. Significant variances in fiscal 2004, compared to fiscal 2003, were as follows: professional consulting fees declined by $410,000, headcount related expenses, primarily salaries, travel and entertainment, health insurance, employee relations and office expenses declined by $85,000, investor and public relations expense declined by $517,000 and insurance, primarily directors and officers liability insurance expense increased by $125,000. We expect to incur expenses of between $100,000 and $125,000 per month during 2005.

Merger, Tender Offers and Consent Solicitation Expenses

     In 2004, we recognized an aggregate of $0 in expenses related to merger, tender offers and consent solicitation activities. This compares to $2,233,000 in expenses related to merger activities during 2003.

Expenses Related to Strategic Redirection

     As a result of our decision to redirect our business strategy, we recognized $5,000 in expenses from operations terminated in fiscal 2004. Cash disbursements made during fiscal 2004 against a previously established restructuring reserve included $90,000 for severance payments, $87,000 for terminated operating lease obligations, and $16,000 for equipment and facilities relocation. We recognized $653,000 in expenses related to Strategic Redirection in 2003 and no expenses were recognized in 2004.

Interest Income

     Interest income for fiscal 2004 was $127,000 as compared to $174,000 for fiscal 2003, a decrease of $47,000 or 27%. The decrease in interest income was due to lower interest rates and declining investable balances as disbursements were made.

Net Loss

     We incurred net losses of $1,926,000 during fiscal 2004 and $5,793,000 during fiscal 2003. The decrease in net loss of $3,867,000 or 67% is a result of the aforementioned changes in our operations. Net loss per common share for fiscal 2004 was $0.13 and for fiscal 2003 was $0.38.

Fiscal Year Ended December 31, 2003 Compared to Fiscal Year Ended December 31, 2002

Revenues

     Revenues for 2003 and 2002 were attributable to license and research and development payments. We recognized revenues of $13,000 during fiscal 2003, compared to $562,000 for fiscal 2002, a decrease of $549,000 or 98%. The decrease was a result of the Company exiting the drug discovery business and termination of related research and development activities

Research and Development Expenses

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

General and Administrative Expenses

     General and administrative expenses for fiscal 2003 were $2,938,000 compared to $4,770,000 for fiscal 2002, a decrease of $1,832,000 or 38%. General and administrative expenses decreased primarily as a result of the termination of drug discovery operations. Significant variances in fiscal 2003, compared to fiscal 2002, were as follows: patents and intellectual property expenses declined by $1,028,000, professional consulting fees declined by $357,000, headcount related expenses, primarily salaries, travel and entertainment, health insurance, employee relations and office expenses declined by $481,000, inventory and public relations expense declined by $154,000 and insurance, primarily directors and officers liability insurance expense increased by $232,000.

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

Expenses Related to Strategic Redirection

     As a result of our decision to redirect our business strategy, we recognized $653,000 in expenses from operations terminated in fiscal 2003, net of $284,000 reimbursement from Bristol Meyers Squibb (“BMS”). These expenses included $467,000 for severance payments, $221,000 for research and legal fees related to intellectual property and $126,000 for the write down of laboratory equipment, net of recoveries from the sale of equipment, to its estimated resale value. In addition, there were charges of $123,000 for other expenses of terminated scientific programs. We recognized $864,000 in expenses related to Strategic Redirection in 2002.

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

Liquidity and Capital Resources

     At December 31, 2004 we had cash, cash equivalents and investments of approximately $8,734,000 plus restricted cash of $175,000. During 2004, we used approximately $1,503,000 to fund our operating activities, principally related to a net loss of $1,926,000 for the year. Net sales of equipment provided approximately $0 of cash. We used $92,000 to pay our operating lease obligations. Restricted cash was pledged as collateral in support of leases of laboratory equipment. In connection with the termination of our drug discovery research programs, we repurchased equipment subject to a capital lease agreement. In January 2004, in conjunction with this repurchase, the lessor of this equipment released $375,000 of the held collateral. In addition, in 2004 the Company received proceeds of approximately $192,000 from the exercise of options by certain holders.

     We forecast our cash usage during 2005 to be approximately $100,000-$125,000 per month, assuming that we make no new investments or engage in the operation of a new business. Our future capital needs are uncertain. The Company may or may not need additional financing in the future to fund operations, a determination to be made when the Company adopts its new business strategy. We do not know whether additional financing will be available when needed, or that, if available, we will obtain financing on terms favorable to our stockholders.

Recent Accounting Pronouncement

     We believe that the adoption of the following accounting standard will not have a material impact on our financial statements.

     In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment”, which replaces SFAS No. 123, and supersedes APB Opinion No. 25. SFAS No. 123 (R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values, beginning with the first interim or annual period after June 15, 2005, with early adoption encouraged. In addition, SFAS No. 123 (R) will cause unrecognized expense (based on the fair values determined for the pro forma footnote disclosure, adjusted for estimated forfeitures) related to options vesting after the date of initial adoption to be recognized as a charge to results of operations over the remaining vesting period. The Company is required to adopt SFAS No. 123 (R) in its third quarter of 2005, beginning July 1, 2005. Under SFAS No. 123 (R), the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at the date of adoption. The transition alternatives include the modified prospective or the modified retrospective adoption methods. Under the modified retrospective method, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The modified prospective method requires that compensation expense be recorded for all unvested stock options and share awards at the beginning of the first quarter of adoption of SFAS No. 123 (R), while the modified retrospective methods would record compensation expense for all unvested stock options and share awards beginning with the first period restated. The Company is evaluating the requirements of SFAS No. 123 (R) and expects that the adoption of SFAS No. 123 (R) will have a material impact on our statement of operations and earnings per share. The Company cannot yet estimate the effect of adopting SFAS No. 123 (R) as it has not yet selected the method of adoption or an option pricing model and it has not yet finalized estimates of our expected forfeitures.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     There were no changes in or disagreements with our accountants accounting and financial disclosure for the period covered by this Report.

Item 9A. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

     An evaluation was carried out by the Company’s sole officer, who is the President and Chief Financial Officer, of the effectiveness of the Company’s “Disclosure Controls and Procedures”. We have exited the biotechnology-drug discovery business and all employees have been terminated except the President and Chief Financial Officer. He has concluded that, given our limited operations, our Disclosure Controls and Procedures were effective. As such term is used above, the Company’s Controls and Procedures are controls and other procedures of the Company that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure Controls and Procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including its sole officer as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in Internal Control Over Financial Reporting

     In December 2003, our New Board established procedures relating to the control and disbursement of cash and cash equivalents, which represents approximately 87% of our total assets as of December 2004. The Chairman of the Board and Chairman of the Audit Committee have access to and control over substantially all of our cash and cash equivalents. The Chairman of the Board of Directors or the Chairman of the Audit Committee may authorize disbursements up to $50,000 on his sole authority. Both the Chairman of the Board and the Chairman of the Audit Committee are required to authorize expenditures above $50,000. The Chief Financial Officer is authorized to incur expenditures on behalf of the Company up to $10,000 on his own authority and must obtain approval from the Board above that level.

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

Name	Age	Position with the Company
John A. Paganelli	70	Director, Chairman of the Board
Robert A. Baron	64	Director
Robert Benou	70	Director
David Lee Spencer, M.D.	60	Director

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

     Robert A. Baron has been the President of Cash City, Inc. since 1999. Cash City is a payday advance and check cashing business. Since November 2004 Mr. Baron has been a director of Hemobiotech, Inc. From 1997 to 1999 Mr. Baron was the President of East Coast Operations for CSS/TSC, Inc., a distributor of blank t-shirts and fleece and accessories and a subsidiary of Tultex, Inc., a publicly held company. From 1986 to 1997, Mr. Baron was the chairman of T shirt City, Inc., a privately held company. From 1993 to 1997, Mr. Baron was a member of the Board of Directors of Suburban Bank Corp. When Mr. Baron was on Suburban’s board, its common stock was traded on Nasdaq. Mr. Baron has a B.S. in Business from Ohio State University.

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

     On or about June 2004 John Huntz resigned as a member of the Board of Directors and all associated committees. Such resignation was not due to any dispute or disagreement.

Committees of the Board of Directors and Meetings

     Committee Structure. During fiscal 2004, the Board of Directors had three permanent committees (Audit Committee, Compensation Committee and Nominating Committee) and one ad hoc committee (Business Opportunities Search Committee).

     Meeting Attendance. During the fiscal year ended December 31, 2004, there were 10 meetings of our Board, and the various committees met formally a total of five times. All directors attended all meetings of the Board and of committees of the Board on which he served during fiscal 2004.

     Audit Committee. Our Audit Committee met five times during fiscal 2004. This committee consisted of three members, Robert Benou, Robert Baron and Dr. David Spencer (as of June 2004). John Huntz was a member of the Audit Committee until his resignation from the Board of Directors in June 2004. Our Audit Committee reviews the engagement of our independent accountants, reviews annual financial statements, considers matters relating to accounting policy and internal controls and reviews the scope of annual audits. Mr. Benou, Mr. Baron and Dr. Spencer are “independent” as defined by current National Association of Securities Dealers’ listing standards. The Board has determined that Robert Benou is qualified as a financial expert serving on our Audit Committee.

     Compensation Committee. Our Compensation Committee held no meetings during fiscal 2004. Robert Baron served as Chairman and Dr. David Spencer, and John Huntz (until his resignation from the Board of Directors in June 2004) served as committee members. The Compensation Committee reviews, approves and makes recommendations regarding our compensation policies, practices and procedures to ensure that legal and fiduciary responsibilities of the Board of Directors are carried out and that such policies, practices and procedures contribute to our success.

     Nominating Committee. During fiscal year 2004 our Nominating Committee held no meetings. The committee’s role, following consultation with all other members of the Board of Directors, was to make recommendations to the full Board as to the size and composition of the Board and to make recommendations as to particular nominees. The Nominating Committee has one sitting member at this time, Dr. David Spencer (John Huntz was a member of the Nominating Committee until his resignation from the Board of Directors in June 2004). Given there was one member of the Nominating Committee the entire Board of Directors served in the capacity of the Nominating Committee during 2004.

     Compensation Committee Interlocks and Insider Participation. None of the members of our current Compensation Committee serve as a member of the Board of Directors or Compensation Committee of any entity that has one or more executive officers serving as a member of our Board of Directors or Compensation Committee.

Code of Ethics

     We have adopted a code of ethics that applies to our directors and executive officer. If we make any substantive amendment to our code of ethics or grant any waiver from a provision of the code of ethics to our Chief Executive Officer or Chief Financial Officer, including an implicit waiver, we intend to satisfy the information disclosure requirements under Item 10 of Form 8-K regarding such amendment or waiver. No such waivers or amendments were granted during 2004.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s officers and directors, and persons who own more than ten percent of the Company’s common stock to file reports of ownership and changes in ownership with the Securities and Exchange Commission (“SEC”). Officers, directors, and greater than ten percent shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. The following is a list of persons who were, during the 2004 fiscal year, a director, officer, beneficial owner of more than ten percent of any class of equity securities of the registrant registered pursuant to section 12 of the Exchange Act (based solely on a review of the copies of such reports furnished to the Company): John Paganelli, Robert Benou, Robert Baron, Dr. David Spencer, John Huntz (part of fiscal 2004), Dr. Ronald Goode (part of fiscal 2004), and David Riggs. Based solely on a review of the copies of such reports furnished to the Company, the Company believes all Section 16(a) filing requirements applicable to all such persons were complied with during the fiscal year covered by this report except: Mr. Paganelli filed two late reports; Mr. Benou filed two late reports; Mr. Baron filed three late reports; Dr. Spencer filed two late reports, Mr. Huntz filed one late report; and Mr. Riggs filed one late report.

Compensation of Directors

     In December 2003, the new Directors agreed to a new compensation plan. Directors receive $6,250 per quarter, due the day after the commencement of each calendar quarter for their service. The Chairman of the Board receives a fee of $18,750 per quarter, due the day after the commencement of each calendar quarter for his service.

     During the second quarter 2004, the Board of Directors adopted a resolution revising the Prior Boards Board compensation, by providing for the issuance of shares of the Company’s common stock and the granting of stock options as part of compensation paid to directors for their service to the Company. Upon joining the Board, directors are issued 25,000 shares of common stock. The chairman of the Board receives an additional 25,000 shares at the time he assumes this role. Members of the Board of Directors are granted an option to purchase 5,000 shares of the Company’s common stock on the first day of each calendar quarter, with an exercise price equal to the closing trading price of the Company’s common stock on the date of grant. In the second quarter 2004, the Chairman of the Board was issued 50,000 shares of common stock, Directors were issued 25,000 shares. In the aggregate, 150,000 shares of common stock were issued and recorded at their fair value on the date of grant, which resulted in the Company expensing approximately $133,000. For the 12 months ended December 31, 2004, stock options totaling 90,000 shares of common stock were granted to directors pursuant to the Board resolution for services provided by directors.

Executive Officer

     David E. Riggs is 53 years old. Mr. Riggs joined us in March 2003 as Vice President, Chief Business Officer and Chief Financial Officer. On March 30, 2004, Mr. Riggs was named the President and Chief Executive Officer in addition to his role as Chief Financial Officer. Mr. Riggs most recently was Founder and President of EMLIN Bioscience (founded in 2000). From 2000 to 2001 he was Senior Vice President and Chief Financial Officer of Celera Genomics Group (previously Axys Pharmaceuticals, Inc. — NASDAQ: AXPH). From 1992 to 2000 he was with Unimed Pharmaceuticals, Inc. (previously NASDAQ: UMED) where he was Senior Vice President of Business Operations and prior to that, Chief Financial Officer and Secretary. Mr. Riggs also served as Chief Financial Officer of NeoPharm, Inc. (NASDAQ: NEOL). He has held financial management positions at Fujisawa Healthcare, Inc. He is a certified public accountant and earned a B.S. from the University of Illinois and an M.B.A. from DePaul University.

Item 11. Executive Compensation

Summary Compensation Table

     The following Summary Compensation Table sets forth summary information as to compensation received by our former Chief Executive Officer and each of our other most highly compensated executive officers who were employed by us at the end of fiscal 2004 for services rendered to us in all capacities during the three fiscal years ended December 31, 2004, 2003 and 2002, and who earned in excess of $100,000 for services rendered to us during fiscal 2004.

						Long-Term
						Compensation
	Annual Compensation					Securities
				Other Annual		Underlying
Name and Principal Position	Year	Salary	Bonus (4)	Compensation		Options(#)
David E. Riggs	2004	$235,000	—	—		75,000
President, Chief Executive Officer,	2003	$190,561	—	—		225,000
Chief Financial Officer & Secretary (3)	2002	—	—	—		—

Ronald L. Goode, Ph.D.	2004	$95,751	—	—		—
former President, CEO (2)	2003	$405,000	$105,000	$12,000	(1)	—
	2002	$373,333	$105,000	$12,000	(1)	400,000

(1) Other annual compensation for Dr. Goode during fiscal 2003 and fiscal 2002 consisted of a $12,000 car allowance.

(2) Dr. Goode served as our President and Chief Executive Officer until February 23, 2004.

(3) Mr. Riggs joined the Company March 10, 2003 at an initial annual base salary of $235,000. Mr. Riggs was named President and Chief Executive Officer of the Company on or about March 30, 2004.

(4) Bonuses paid in the year reported were earned and accrued in the previous year.

Option Grants in Our Last Fiscal Year

     The following table shows grants of stock options that we made during the fiscal year ended December 31, 2004 to each of our executive officers named in the Summary Compensation Table, above.

Individual Grants
	Number of				Potential Realizable
	Securities	% of Total			Value at Assumed
	Underlying	Options			Annual Rates of Stock
	Options	Granted to	Exercise or		Price Appreciation for
	Granted	Employees in	Base Price	Expiration	Option Term (2)
Name	(#)	Fiscal Year	($/Share)	Date	5%	10%
David E. Riggs (1)	75,000	100%	$0.84	March 29, 2014	$102,750	$163,500

(1)	The options are non-qualified stock options, granted pursuant to the Company’s Amended and Restated 2000 Stock Option Plan. Options to purchase 75,000 shares of Common Stock, at an exercise price of $0.84 per share, vest annually in three equal installments commencing on the date of grant. These options were granted pursuant to the amendment to Mr. Riggs employment agreement dated March 30, 2004.

(2)	In accordance with the rules of the SEC, we show in these columns the potential realizable value over the term of the option (the period from the grant date to the expiration date). We calculate this assuming that the fair market value of our common stock on the date of grant appreciates at the indicated annual rate, 5% and 10% compounded annually, for the entire term of the option and that the option is exercised and sold on the last day of its term for the appreciated stock price. These amounts are based on assumed rates of appreciation and do not represent an estimate of our future stock price. Actual gains, if any, on stock option exercises will depend on the future performance of our common stock, the option holder’s continued employment with us through the option exercise period, and the date on which the option is exercised.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

     The following table shows information regarding exercises of options to purchase our common stock by each executive officer named in the Summary Compensation Table during the fiscal year ended December 31,

2004. The table also shows the aggregate value of options held by each executive officer named in the Summary Compensation Table as of December 31, 2004. The value of the unexercised in-the-money options at fiscal year end is based on a value of $0.34 per share, the closing price of our stock on the OTC Bulletin Board on December 30, 2004 (the last trading day prior to the fiscal year end), less the per share exercise price.

			Number of Securities
			Underlying Unexercised		Value of the Unexercised
	Shares		Options at Fiscal		In-The-Money Options
	Acquired on	Value	Year-End		at Fiscal Year-End
Name	Exercise	Realized(1)	Exercisable	Unexercisable	Exercisable	Unexercisable
Ronald L. Goode, Ph.D	200,000	$86,000	—	—	N/A	N/A
David E. Riggs	—	N/A	175,000	125,000	N/A	N/A

(1)	Amounts shown in this column do not necessarily represent actual value realized from the sale of the shares acquired upon exercise of the option because in many cases the shares are not sold on exercise but continue to be held by the executive officer exercising the option. The amounts shown represent the difference between the option exercise price and the market price on the date of exercise, which is the amount that would have been realized if the shares had been sold immediately upon exercise.

Employment Contracts, Termination of Employment and Change-in-Control Arrangements

     David E. Riggs entered into an employment agreement with us on March 10, 2003 to serve as our Vice President, Chief Business Officer, Chief Financial Officer and Secretary until March 9, 2006, to be automatically renewed for additional one-year periods, unless sooner terminated. The employment agreement provides for the payment to Mr. Riggs of a base salary of $235,000 per year with an annual bonus payment of up to 30% of Mr. Riggs’s base salary, at the discretion of the Board of Directors. The employment agreement provides that in the event Mr. Riggs’s employment is terminated by us without cause or by Mr. Riggs for good reason, Mr. Riggs shall receive severance payments of equal monthly installments at the then current base rate until either (i) the expiration of 12 months following the date of termination, if such date is prior to March 10, 2004, (ii) the expiration of nine months following the date of termination, if such date is before March 10, 2005, (iii) the expiration of six months following the date of termination, if such date is before March 9, 2006, or (iv) the expiration of six months following the date of termination, if such date is during a renewal period. The employment agreement contains a one-year post-termination non-compete, non-solicitation and non-disclosure agreement. On or about March 2004 we amended Mr. Riggs employment agreement (the “Amendment”) to reflect his new title of President and Chief Executive Officer. Pursuant to the Amendment Mr. Riggs was granted an option to purchase 75,000 shares of the Company’s Common Stock. This Option granted vests in three equal installments: The first immediately upon the grant date, the second on the first anniversary of that date and the final upon the second anniversary of that date.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

     The table below shows the number of shares of our common stock and series A preferred stock beneficially owned as of April 7, 2005 by the following persons:

• each stockholder known by us to beneficially own more than 5% of the outstanding shares of either the common stock or series A preferred stock;

• each current member of the Board of Directors;

• our Chief Executive Officer and our single highly compensated executive officers who earned more than $100,000 during the fiscal year ended December 31, 2004, referred to below as our named executive officer; and,

• all directors and named executive officer as a group.

     To our knowledge and unless otherwise indicated, each person in the table has sole voting power and investment power, or shares such power with his or her spouse, with respect to all shares of capital stock listed as owned by such person.

     The number of shares beneficially owned by each stockholder is determined under the rules promulgated by the SEC. The information is not necessarily indicative of beneficial ownership for any other purpose. Under these rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power and any shares as to which the individual has the right to acquire beneficial ownership within 60 days after April 7, 2005 through the exercise of any option, warrant or other right. The inclusion in the following table of those shares, however, does not constitute an admission that the named stockholder is a direct or indirect beneficial owner of those shares.

	Common Stock		Series A Preferred Stock
		Percent		Percent	Percent of all
Name and Address of Beneficial Owner (1)	Number	of Class (2)	Number	of Class (3)	Voting Securities (4)
Bruce Meyers (5)(10)	1,329,983	8.18%	39,051	3.83%	7.92%
Melvin Weiss (6)(10)	602,850	3.71%	—	—	3.49%
Michael Stone (10)(11)	269,257	1.66%	—	—	1.56%
J. Morton Davis (16)	892,500	5.49%	—	—	5.16%
John A. Paganelli (12)	75,000	*	—	—	*
Robert A. Baron (13)	94,800	*	—	—	*
Robert Benou (14)	50,000	*	—	—	*
David Lee Spencer, M.D (15)	824,100	5.07%	—	—	4.77%
Ronald L. Goode, Ph.D. (7)	311,700	1.92%	—	—	1.80%
David E. Riggs (8)	282,200	1.73%	—	—	1.63%
Directors and executive officers as a group (5 persons) (9)	1,326,100	8.15%	—	—	7.67%

* Less than One Percent.

(1)	Except as otherwise indicated, the address of each beneficial owner is c/o eXegenics Inc., 1250 Pittsford-Victor Road, Pittsford, New York 14534.

(2)	Calculated on the basis of 16,266,553 shares of common stock issued and outstanding as of April 7, 2005 except that shares of common stock underlying options and warrants exercisable within 60 days of the date hereof are deemed to be outstanding for purposes of calculating the beneficial ownership of securities of the holder of such options or warrants. This calculation excludes shares of common stock issuable upon the conversion of series A preferred stock.

(3)	Calculated on the basis of 1,020,312 shares of series A preferred stock outstanding as of April 7, 2005.

(4)	Calculated on the basis of an aggregate of 16,266,553 shares of common stock and 1,020,312 shares of series A preferred stock issued and outstanding as of April 7, 2005, except that shares of common stock underlying options and warrants exercisable within 60 days of the date hereof are deemed to be outstanding for purposes of calculating beneficial ownership of securities of the holder of such options or warrants.

(5)	Mr. Meyers’ address is c/o Meyers Associates, L.P., 45 Broadway, New York, New York 10006. The amount shown for Mr. Meyers includes: 859,645 shares owned by Mr. Meyers; 4,740 shares owned by the Bruce Meyers Keogh; 33,800 shares of the Company’s common stock owned by the Joseph Rita and Bruce Meyers Foundation for Life Inc. (Mr. Meyers is the Chairman of the Board of the Joseph Rita and Bruce Meyers Foundation for Life), 39,051 shares of the Company’s common stock issuable upon the conversion of 39,051 shares of preferred stock owned by Bruce Meyers; and the following securities owned by Meyers Associates, L.P. of which Mr. Meyers, is an executive officer, the sole shareholder and director of the general partner of Meyers Associates, L.P.; 76,092 shares of common stock, and 250,000 shares of common stock issuable upon the exercise of currently exercisable five-year warrants issued in 2002 to Meyers Associates, L.P. A portion of the shares beneficially owned by Mr. Meyers were obtained for services provided by Meyers Associates, L.P. a registered broker dealer. The services provided by Meyers Associates, L.P. included acting as financial advisor, placement agent and/or underwriter to the Company. The percent of the class of common stock of the Company owned by Mr. Meyers is Based on the Company’s having 16,516,553 shares of common stock outstanding, which assumes the conversion of currently exercisable warrants issued to Meyers Associates, L.P. into 250,000 shares of the Company’s common stock. As of September 5, 2003, Mr. Meyers beneficially owned 1,329,983 shares of the Company’s common stock.

(6)	This includes 4,400 shares of the Company’s common stock owned by The M&B Weiss Family Limited Partnership of 1996 and 20,000 shares of the Company’s common stock owned by the M&B Weiss Family Foundation, Inc. (the “Foundation”). Mr. Weiss’ wife and children are also officers of the Foundation and members of its board. Mr. Weiss’ business address is Milberg Weiss Bershad Hynes & Lerach LLP, One Pennsylvania Plaza, New York, New York 10119.

(7)	Ownership consists of 311,700 shares of common stock, 200,000 of which were acquired upon Dr. Goode’s exercise of options in May 2004. Dr. Goode’s address is 3701 Cragmont Avenue, Dallas, Texas 75205. Beneficial ownership information taken from Dr. Goode’s disclosure to the Company.

(8)	Ownership consists of 7,200 shares of common stock and options to purchase 275,000 shares of common stock currently exercisable or exercisable within 60 days of the date hereof. Does not include options to purchase 25,000 shares of common stock not exercisable within 60 days of the date hereof.

(9)	Ownership consists of 951,100 shares of common stock and options to purchase an aggregate of 375,000 shares of common stock, which are currently exercisable or exercisable within 60 days of the date hereof. Does not include options to purchase 25,000 shares of common stock not exercisable within 60 days of the date hereof.

(10)	Beneficial ownership information taken from Schedule 14A file number 03896368 filed September 15, 2003.

(11)	Mr. Stone’s business address is c/o North American Pharmacy, 16129 Cohasset, Van Nuys, California 91406.

(12)	Ownership consists of 50,000 shares of common stock and options to purchase 25,000 shares of common stock currently exercisable or exercisable within 60 days of the date hereof.

(13)	Ownership consists of 69,800 shares of common stock and options to purchase 25,000 shares of common stock currently exercisable or exercisable within 60 days of the date hereof.

(14)	Ownership consists of 25,000 shares of common stock and options to purchase 25,000 shares of common stock currently exercisable or exercisable within 60 days of the date hereof.

(15)	Ownership consists of 799,100 shares of common stock and options to purchase 25,000 shares of common stock currently exercisable or exercisable within 60 days of the date hereof.

(16)	Beneficial ownership information and the information under this footnote taken from Schedule 13G file number 005-51671 filed April 7, 2005. Includes 248,000 shares of common stock owned by D.H. Blair Investment Banking Corp. (“Blair Investment”), and (ii) 644,500 shares owned by Rosalind Davidowitz (Mr. Davis’ wife). Mr. Davis’ business address is 44 Wall Street, New York, New York 10005. Mrs. Davidowitz’s address is 7 Sutton Place South, Lawrence, New York 11559. As of April 5, 2005 Rosalind Davidowitz may be deemed to beneficially own 892,500 shares of common stock (644,500 shares owned directly by Rosalind Davidowitz, and 248,000 shares of common stock owned by Blair Investment). Mr. Davis has sole power to vote or to direct the vote, to dispose or to direct the disposition of those shares owned by Blair Investment. Ms. Davidowitz has sole power to vote or to direct the disposition of those shares owned directly by her. Each of Ms. Davidowitz and Mr. Davis do not deem the filing of the aforementioned Schedule 13G as an admission by each of beneficial ownership of the securities owned by the other.

Equity Compensation Plan Information

Equity Compensation Plan Information
As of December 31, 2004

Number of Securities
Remaining Available for
	Number of Securities to be	Weighted-Average	Future Issuance Under
	Issued Upon Exercise of	Exercise Price of	Equity Compensation Plans
	Outstanding Options,	Outstanding Options,	(Excluding Securities
	Warrants and Rights	Warrants and Rights	Reflected in Column(a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,100,000	$3.02	2,742,600
Equity compensation plans not approved by security holders (1)	290,000	$0.75	N/A

(1)  Consists of the following warrants: Roan-Meyers dated August 13, 2002 to purchase 125,000 shares of our common stock; Roan-Meyers warrants, dated August 13, 2002 to purchase 125,000 shares of our common; and Petkevich & Partners, LLC warrants, to purchase 40,000 shares of our common stock.

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

Item 13. Certain Relationships and Related Transactions

John Paganelli

     In January 2004, the Company entered into a lease agreement for office space with RFG Associates, an entity in which John A. Paganelli, chairman of the Board of Directors of the Company, is an equity owner. The lease provides for a monthly rent of $625 and is cancelable by either party upon thirty (30) days notice.

Meyers Associates, L.P.

     On August 13, 2002 we entered into an agreement with Meyers Associates, L.P. (formerly Roan/Meyers Associates, L.P., a security holder who is known to the Company to own of record or beneficially more than five percent of any class of the Company’s voting securities) for financial advisory services. Pursuant to the terms of this agreement, we paid Meyers Associates, L.P. $57,000 in 2003. In addition, we issued them warrants to purchase 125,000 shares of our common stock at a purchase price of $1.00 per share, with an expiration date of August 13, 2007, and additional warrants to purchase 125,000 shares of our common stock at a purchase price of $0.55 per share, with an expiration date of August 13, 2007. In connection with the Meyers Group consent solicitation, we reimbursed Meyers Associates, L.P. $14,000 for out-of-pocket expenses incurred in 2003.

Milberg Weiss Bershad Hynes & Lerach LLP

     Melvyn I. Weiss (a security holder who is known to the Company to own of record or beneficially more than five percent of any class of the Company’s voting securities) is an attorney and senior partner of Milberg Weiss Bershad Hynes & Lerach LLP (“Milberg Weiss”). Milberg Weiss represents The M&B Weiss Family Limited Partnership of 1996 in connection with its lawsuit against the Company (as a nominal defendant) and Ronald L. Goode, Joseph M. Davie and Walter Lovenberg. Milberg Weiss also represents Bruce Meyers, The M&B Weiss Family Limited Partnership of 1996, Melvyn I. Weiss and Michael Stone in connection with this consent solicitation. Mr. Weiss’ business address is Milberg Weiss Bershad Hynes & Lerach LLP, One Pennsylvania Plaza, New York, New York 10119. In 2004, in connection with the Meyers Group consent solicitation, we paid Milberg Weiss approximately $177,000, substantially all of which was recognized as a legal expense in 2003.

Item 14. Principal Accounting Fees and Services

     The following represents fees for professional audit services rendered by BDO Seidman, LLP for the audit of our annual financial statements for the years ended December 31, 2004 and December 31, 2003, and Ernst & Young LLP for the period ending December 31, 2002 (Ernst & Young LLP and BDO Seidman, LLP are collectively “our principal accountants”).

Audit Fees

     Our principal accountants billed us an aggregate of $62,000 and $113,000 in fees and expenses for professional services rendered in connection with the audits of our financial statements for the calendar years ended December 31, 2004 and 2003, respectively, and reviews of the financial statements included in our quarterly reports on Form 10-Q during such calendar years.

Audit Related Fees

     Our principal accountants billed us an aggregate of $31,000 and $48,000 in audit related fees for the calendar years ended December 31, 2004 and 2003, respectively.

Tax Fees

     Our principal accountants billed us an aggregate of $20,000 and $15,000 in fees and expenses for tax compliance, tax advice and tax planning during calendar years ended December 31, 2004 and 2003, respectively.

All Other Fees

     Our principal accountants did not bill us any additional fees that are not disclosed under audit fees, audit related fees or tax fees in each of the last two calendar years.

Audit Committee Pre-Approval Process, Policies and Procedures

     During 2003, the Audit Committee of the Board and full Board approved the appointment of BDO Seidman, LLP as the replacement auditors to Ernst & Young LLP. Our principal auditors have performed their audit procedures in accordance with pre-approved policies and procedures established by our Audit Committee. Our principal auditors have informed our Audit Committee of the scope and nature of each service provided. With respect to the provisions of services other than audit, review, or attest services, our principal accountants brought such services to the attention of our Audit Committee, or one or more members of our Audit Committee for the members of our Board of Directors to whom authority to grant such approval had been delegated by the Audit Committee, prior to commencing such services. Such services primarily consisted of due diligence and tax related services.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)(1) Report of BDO Seidman, LLP, Independent Registered Public Accounting Firm

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm

Balance Sheets as of December 31, 2004 and 2003

Statements of Operations for the years ended December 31, 2004, 2003 and 2002

Statements of Changes in Stockholders’ Equity for years ended December 31, 2004, 2003 and 2002

Statements of Cash Flows for the years ended December 31, 2004, 2003 and 2002

Notes to Financial Statements

(2) Financial Statement Schedules

All schedules have been omitted because the required information is included in the financial statements or notes thereto or because they are not required.

(3) Exhibits

3.1	—	Certificate of Incorporation, as amended(l)

3.2	—	By-laws(l)

3.3	—	Certificate of Correction to the Certificate of Amendment to the Certificate of Incorporation of eXegenics Inc. filed with the Delaware Secretary of State on July 14, 2003 (10)

4.1	—	Specimen certificates representing Class C Warrants, Class D Warrants and Common Stock(l)

4.3	—	Form of Unit Purchase Option in connection with eXegenics Inc.’s Initial Public Offering(l)

4.4	—	Warrant Certificate issued to the Washington State University Research Foundation(4)

4.5	—	Stockholders Rights Agreement, dated June 9, 2003, between eXegenics Inc. and American Stock Transfer & Trust Company, which includes as Exhibit A the Form of Certificate of Designations of Series B Junior Participating Preferred Stock, as Exhibit B the Form of Rights Certificate and as Exhibit C the Summary of Rights to Purchase Preferred Stock(11)

4.6	—	Amendment to Stockholders Rights Agreement entered into as of July 16, 2003, by and between eXegenics Inc. and American Stock Transfer & Trust Company, as Rights Agent (10)

10.1	—	Employment Agreement dated March 1, 1992 between eXegenics Inc. and Arthur P. Bollon, Ph.D., as amended(1)

10.2	—	1992 Stock Option Plan, as amended(l)

10.3	—	Form of Stock Option Agreement(l)

10.4	—	Lease Agreement dated October 1, 1991 between eXegenics Inc. and J.K. and Susie Wadley Research Institute and Blood Bank, as amended(l)

10.5	—	Security Agreement dated October 10, 1991 between eXegenics Inc. and Wadley(l)

10.6	—	License Agreement dated June 10, 1993 between eXegenics Inc. and Research & Development Institute, Inc. (“RDI”), as amended, relating to the Paclitaxel Fermentation Production System(l)

10.7	—	Research and Development Agreement effective June 10, 1993 between eXegenics Inc. and RDI, as amended(l)

10.8	—	License Agreement dated February 22, 1995 between eXegenics Inc. and RDI, as amended, relating to FTS-2(l)

10.9	—	Agreement effective June 30, 1992 between eXegenics Inc. and University of Texas at Dallas (“UTD”), as amended(l)

10.10	—	Extension Agreement with RDI dated June 5, 1995(l)

10.11	—	Third Amendment to Lease Agreement dated April 30, 1995(l)

10.12	—	September 25, 1995 RDI Extension(l)

10.13	—	October 25, 1995 RDI Extension(1)

10.14	—	Amendment to License Agreement dated June 10, 1993, as amended, and Research and Development Agreement effective June 10, 1993, as amended, both agreements between eXegenics Inc. and RDI(2)

10.15	—	License Agreement No. W960206 effective February 27, 1996 between eXegenics Inc. and The Regents of the University of California(2)

10.16	—	License Agreement No. W960207 effective February 27, 1996 between eXegenics Inc. and The Regents of the University of California(2)

10.17	—	License Agreement with the Washington State University, dated July 2, 1996(3)*

10.18	—	Amendment to Agreement, effective June 30, 1992, as amended, between eXegenics Inc. and the University of Texas at Dallas(3)

10.19	—	1996 Stock Option Plan and Amendment No. 1 thereto(7)

10.20	—	Patent License Agreement, dated August 4, 1998, between The Regents of the University of California and eXegenics Inc. for Peptide Anti-estrogen for Breast Cancer Therapy(5)*

10.21	—	Master License Agreement, dated as of June 12, 1998, between eXegenics Inc. and Bristol-Myers Squibb Company(6)*

10.22	—	Sublicense Agreement, dated May 27, 1998, between eXegenics Inc. and Bristol-Myers Squibb under The Research & Development Institute, Inc. License Agreement, as amended, dated June 10, 1998(6)*

10.23	—	Sublicense Agreement, dated May 19, 1998, between eXegenics Inc. and Bristol-Myers Squibb Company under the Washington State University Research Foundation License Agreement, dated June 8, 1996(6)*

10.24	—	Amended and Restated License Agreement, dated June 3, 1998, between the Washington State University Research Foundation and eXegenics Inc.(6)*

10.25	—	Amendment, dated May 27, 1998, to the License Agreement, dated June 10, 1993, between The Research and Development Institute, Inc. and eXegenics Inc.(6)*

10.26	—	Amended and Restated 2000 Stock Option Plan(7)

10.27	—	Employment Agreement dated March 21, 2001, between eXegenics Inc. and Ronald L. Goode, Ph.D.(8)

10.28	—	Employment Agreement dated March 13, 2003, between eXegenics Inc. and David E. Riggs(13)

10.29	—	Termination Agreement dated November 25, 2002 between eXegenics Inc., Innovative Drug Delivery Systems, Inc., and IDDS Merger Corp(9)

10.30	—	Amendment, dated September 9, 2003, to Employment Agreement dated March 20, 2001, between eXegenics Inc. and Ronald L. Goode, Ph.D(12)

10.31	—	Amendment, dated October 16, 2003, to Employment Agreement dated March 20, 2001, between eXegenics Inc. and Ronald L. Goode, Ph.D(12)

10.32	—	Form of Indemnification Agreement by and among eXegenics and certain of its current and former directors and officers (10).

10.33	—	Promissory Note and Pledge Agreement between eXegenics Inc. and Ronald L. Goode, Ph.D. (14).

10.34	—	Amendment, dated March 30, 2004, to Employment Agreement dated March 13, 2003, between eXegenics Inc. and David E. Riggs (14).

10.35	—	Termination Letter dated April 10, 2003 by and between eXegenics Inc. and Dorit Arad (14).

10.36	—	Termination Letter Agreement dated April 30, 2003 by and between eXegenics Inc. and Joan Gillett (14).

10.37	—	Separation from Employment Letter Agreement dated January 10, 2003 by and between eXegenics Inc. and Arthur P. Bollon (14).

23.1	—	Consent of BDO Seidman, LLP

23.2	—	Consent of Ernst & Young LLP

31.1	—	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	—	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Confidential portions omitted and filed separately with the U.S. Securities and Exchange Commission pursuant to Rule 24b-2 promulgated under the Securities Exchange Act of 1934, as amended.

(1)	Previously filed as an exhibit to eXegenics Inc.’s Registration Statement on Form SB-2 (File No. 33-91802) and are incorporated by reference herein.

(2)	Previously filed as an exhibit to eXegenics Inc.’s Annual Report on Form 10-KSB for the year ended December 31, 1995 and are incorporated by reference herein.

(3)	Previously filed as an exhibit to eXegenics Inc.’s Post-Effective Amendment No. 1 to Form SB-2 (File No. 33-91802) and are incorporated by reference herein.

(4)	Previously filed as an exhibit to eXegenics Inc.’s Registration Statement on Form SB-2 (File No. 333-13409) and is incorporated by reference herein.

(5)	Previously filed as an exhibit to the Post-Effective Amendment to eXegenics Inc.’s Registration Statement on Form SB-2 on Form S-3 (File No. 333-13409) and is incorporated by reference herein.

(6)	Previously filed as an exhibit to eXegenics Inc.’s Current Report on Form 8-K (File No. 000-26078) and is incorporated by reference herein.

(7)	Previously filed as an appendix to eXegenics Inc.’s Schedule 14-A (File No. 000-26078) and is incorporated by reference herein.

(8)	Previously filed as an exhibit to eXegenics Inc.’s Annual Report on Form 10-K (File No. 000-26078) for the year ended December 31, 2000 and is incorporated by reference herein.

(9)	Previously filed as an exhibit to eXegenics Inc.’s Current Report on Form 8-K (File No. 000-26078) and is incorporated by reference herein.

(10)	Previously filed as an exhibit to eXegenics Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (File No. 000-26078), filed August 14, 2003.

(11)	Previously filed as an exhibit to eXegenics Inc.’s Current Report on Form 8-K (File No. 000-26078), filed June 9, 2003.

(12)	Previously filed as an exhibit to eXegenics Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 (File No. 000-26078), filed November 14, 2003.

(13)	Previously filed as an exhibit to eXegenics Inc.’s Annual Report on Form 10-K (File No. 000-26078) for the year ended December 31, 2002.

(14)	Previously filed as an exhibit to eXegenics Inc.’s Annual Report on Form 10-K (File No. 000-26078) for the year ended December 31, 2003.

(c) Refer to (a) 3 above.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EXEGENICS INC.

By:	/s/ JOHN A. PAGANELLI

Name: John A. Paganelli
Title: Chairman of the Board

Date: April 20, 2005

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated below and on the dates indicated.

	Signatures	Title	Date

By:	/s/ JOHN A. PAGANELLI	Director, Chairman of the Board	April 20, 2005

John A. Paganelli

By:	/s/ DAVID E. RIGGS	President, Chief Executive Officer	April 20, 2005

	David E. Riggs	(Chief Financial Officer)

By:	/s/ ROBERT A. BARON	Director	April 20, 2005

Robert A. Baron

By:	/s/ ROBERT S. BENOU	Director	April 20, 2005

Robert S. Benou

By:	/s/ DAVID LEE SPENCER	Director	April 20, 2005

David Lee Spencer

eXegenics Inc.

CONTENTS

Financial Statements

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
eXegenics Inc.

We have audited the accompanying balance sheets of eXegenics Inc. (the Company) as of December 31, 2004 and 2003, and the related statements of operations, changes in stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of eXegenics Inc. as of December 31, 2004 and 2003, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

BDO Seidman, LLP
Dallas, Texas
February 18, 2005 except for Notes K and
     N which are as of April 12, 2005

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm

Board of Directors and Stockholders
eXegenics Inc.

     We have audited the accompanying statements of operations, changes in stockholders’ equity and cash flows of eXegenics Inc. (the Company) for the year ended December 31, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations of eXegenics Inc. and its cash flows for the year ended December 31, 2002 in conformity with U.S. generally accepted accounting principles.

Ernst & Young LLP

Dallas, Texas
February 28, 2003

eXegenics Inc.

BALANCE SHEETS

	December 31,
	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$8,734,000	$10,132,000
Restricted cash	175,000	600,000
Marketable securities available for sale	1,124,000	—
Prepaid expenses and other current assets	35,000	602,000

Total current assets	10,068,000	11,334,000
Equipment, net	3,000	8,000

	$10,071,000	$11,342,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$239,000	$1,038,000

Stockholders’ equity:
Preferred stock — $.01 par value, 10,000,000 shares authorized; 935,332 and 890,564 shares of Series A convertible preferred issued and outstanding (liquidation value $2,338,000 and $2,226,000)	9,000	9,000
Common stock — $.01 par value, 30,000,000 shares authorized; 16,869,031 and 16,314,779 shares issued	169,000	163,000
Additional paid-in capital	68,385,000	68,061,000
Accumulated other comprehensive income	1,124,000	—
Subscriptions receivable	(302,000)	(302,000)
Accumulated deficit	(56,216,000)	(54,290,000)
Treasury stock, 611,200 and 611,200 shares of common stock, at cost	(3,337,000)	(3,337,000)

	9,832,000	10,304,000

	$10,071,000	$11,342,000

See notes to financial statements

eXegenics Inc.

STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2004	2003	2002
Revenue:
License and research fees	$—	$13,000	$562,000

Operating expenses:
Research and development	—	154,000	3,948,000
General and administrative	2,051,000	2,938,000	4,770,000
Expenses related to strategic redirection	—	653,000	864,000
Merger, tender offers and consent solicitation expenses	—	2,233,000	2,010,000

	2,051,000	5,978,000	11,592,000

Other (income) expenses:
Gain on dispositions	—	—	(4,000)
Interest income	(127,000)	(174,000)	(686,000)
Interest expense	2,000	2,000	18,000

	(125,000)	(172,000)	(672,000)

Loss before provision (benefit) for taxes	(1,926,000)	(5,793,000)	(10,358,000)
Provision (benefit) for taxes	—	—	—

Net loss	(1,926,000)	(5,793,000)	(10,358,000)
Preferred stock dividend	(223,000)	(207,000)	(169,000)

Net loss attributable to common stockholders	$(2,149,000)	$(6,000,000)	$(10,527,000)

Basic and diluted loss per common share:	$(0.13)	$(0.38)	$(0.67)

Weighted average number of shares outstanding — basic and diluted	16,050,000	15,690,000	15,672,000

See notes to financial statements

eXegenics Inc.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

									Accumulated
	Convertible				Additional				Other
	Preferred Stock		Common Stock		Paid in	Subscriptions	Unearned	Accumulated	Comprehensive	Treasury Stock
	Shares	Amount	Shares	Amount	Capital	Receivable	Compensation	Deficit	Income (Loss)	Shares	Amount	Total
Balance — January 1, 2002	755,950	$8,000	16,180,935	$162,000	$67,025,000	($360,000)	($5,000)	($38,139,000)	—	511,200	($2,570,000)	$26,121,000

Preferred stock converted to common stock	(3,551)	—	3,551	—	—	—	—	—	—	—	—	—

Preferred dividend (stock)	75,624	—	—	—	—	—	—	—	—	—	—	—

Net interest on Subscription Receivable	—	—	—	—	—	8,000	—	—	—	—	—	8,000

Charge-off of Subscription Receivable	—	—	—	—	—	51,000	—	—	—	—	—	51,000

Value assigned to warrants and options issued for professional services	—	—	—	—	247,000	—	—	—	—	—	—	247,000

Compensation related to grant of options to employees	—	—	—	—	—	—	5,000	—	—	—	—	5,000

Net loss for the year	—	—	—	—	—	—	—	(10,358,000)	—	—	—	(10,358,000)

Balance — December 31, 2002	828,023	8,000	16,184,486	162,000	67,272,000	(301,000)	—	(48,497,000)	—	511,200	(2,570,000)	16,074,000

Preferred stock converted to common stock	(20,293)	—	20,293	—	—	—	—	—	—	—	—	—

Preferred dividend (stock)	82,834	1,000	—	—	(1,000)	—	—	—	—	—	—	—

Net interest on subscription receivable	—	—	—	—	—	(1,000)	—	—	—	—	—	(1,000)

Exercise of stock options	—	—	10,000	—	4,000	—	—	—	—	—	—	4,000

Issuance of shares previously recorded as issuance from Treasury Stock	—	—	100,000	1,000	766,000	—	—	—	—	100,000	(767,000)	—

Value assigned to warrants and options issued for professional services	—	—	—	—	20,000	—	—	—	—	—	—	20,000

Net loss for the year	—	—	—	—	—	—	—	(5,793,000)	—	—	—	(5,793,000)

Balance — December 31, 2003	890,564	$9,000	16,314,779	$163,000	$68,061,000	($302,000)	$—	($54,290,000)	$—	611,200	($3,337,000)	$10,304,000

Preferred stock converted to common stock	(44,252)	(500)	44,252	500	—	—	—	—	—	—	—	—

Preferred dividend (stock)	89,020	500	—	—	(500)	—	—	—	—	—	—	—

Exercise of stock options	—	—	360,000	4,000	188,000	—	—	—	—	—	—	192,000
Compensation related to grant of stock and options to board members	—	—	150,000	1,500	132,000	—	—	—	—	—	—	133,500
Value assigned to warrants and options issued for professional services	—	—	—	—	4,500	—	—	—	—	—	—	4,500

Comprehensive Income:

Net Loss for the year	—	—	—	—	—	—	—	(1,926,000)	—	—	—	(1,926,000)
Unrealized gain on available for sale securities	—	—	—	—	—	—	—	—	1,124,000	—	—	1,124,000

Total comprehensive income	—	—	—	—	—	—	—	—	—	—	—	(802,000)

Balance — December 31, 2004	935,332	$9,000	16,869,031	$169,000	$68,385,000	($302,000)	$—	($56,216,000)	$1,124,000	611,200	($3,337,000)	$9,832,000

See notes to financial statements

eXegenics Inc.

STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2004	2003	2002
Cash flows from operating activities:
Net loss	$(1,926,000)	$(5,793,000)	$(10,358,000)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,000	55,000	472,000
Non-cash expenses relating to strategic redirection	—	171,000	726,000
Value assigned to warrants, options and compensatory stock	138,000	20,000	251,000
Interest accrual on subscriptions receivable	(2,000)	(1,000)	8,000
Loss on write down of subscriptions receivable	—	—	51,000
Changes in:
Release of cash restricted for operating lease obligations	425,000	—	—
Prepaid expenses and other current assets	569,000	(87,000)	154,000
Payment of operating lease obligations	(87,000)	—	—
Notes receivable — officer/shareholder	—	—	278,000
Accounts payable and accrued expenses	(712,000)	(201,000)	(337,000)
Tax payable	—	—	(28,000)
Deferred revenue	—	—	(56,000)

Net cash used in operating activities	(1,590,000)	(5,836,000)	(8,839,000)

Cash flows from investing activities:
Net sales of equipment	—	28,000	115,000
Sales of investment securities	—	10,000,000	—

Net cash provided by investing activities	—	10,028,000	115,000

Cash flows from financing activities:
Proceeds from sale of common stock through exercise of options and warrants	192,000	4,000	—
Payment of capital lease obligations	—	(202,000)	(83,000)

Net cash provided by (used in) financing activities	192,000	(198,000)	(83,000)

Net increase (decrease) in cash and cash equivalents	(1,398,000)	3,994,000	(8,807,000)
Cash and cash equivalents at beginning of year	10,132,000	6,138,000	14,945,000

Cash and cash equivalents at end of year	$8,734,000	$10,132,000	$6,138,000

Supplemental disclosures of cash flow information:
Cash paid for interest	$2,000	$9,000	$18,000
Taxes paid	—	—	14,000
Noncash investing activities:
Investment in Intrac, Inc.	1,124,000	—	—

See notes to financial statements

eXegenics Inc.

NOTES TO FINANCIAL STATEMENTS

Note A — The Company

     eXegenics Inc., formerly known as Cytoclonal Pharmaceutics Inc. (“eXegenics” or the “Company”), was previously involved in the research, creation, and development of drugs for the treatment and/or prevention of cancer and infectious diseases. During 2004, the Company completed the termination of all research activities. All scientific staff and administrative positions have been eliminated and all of the Company’s research agreements have been terminated. Our objective in 2005 is to redeploy our assets and actively pursue new business opportunities.

     On December 5, 2003, our then current Board of Directors: Dr. Joseph M. Davie, Robert J. Easton, Dr. Ronald L. Goode, Dr. Walter M. Lovenberg and Gordon F. Martin, (collectively referred to as the “Prior Board”) were removed by a majority vote of our stockholders via a proxy consent solicitation. They were replaced by the following slate of new Directors: John A. Paganelli, Robert A. Baron, Robert Benou, John J. Huntz, Jr., and Dr. David Lee Spencer, collectively referred to as the “New Board”. The New Board is focused on redeploying the remaining residual assets of the Company. Our New Board has established a committee to study strategic direction and identify potential business opportunities. Currently, we have one employee, David E. Riggs, who serves as our President, Chief Executive Officer and Chief Financial Officer.

Note B — Summary of Significant Accounting Policies

Cash equivalents, restricted cash

     The Company considers all non-restrictive, highly liquid short-term investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents, which amount to $8,734,000 and $10,132,000 at December 31, 2004 and 2003, respectively, consist principally of interest bearing cash deposits. Restricted cash, which amounts to $175,000 and $600,000 at December 31, 2004 and 2003, respectively, consists of certificates of deposits that are used as collateral for equipment leases.

     The Company maintains cash and cash equivalents at several financial institutions which periodically may exceed federally insured amounts. The Company has not experienced any loss in such accounts and believes it is not exposed to any significant risk on cash and cash equivalents.

Marketable Securities

     The Company accounts for marketable securities in accordance with Statement of Financial Accounting Standards No. 115 “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS 115”). SFAS 115 establishes the accounting and reporting requirements for all debt securities and for investments in equity securities that have readily determinable fair values. All marketable securities must be classified as one of the following: held-to-maturity, available-for-sale, or trading. The Company classifies its marketable securities as available-for sale and, as such, carries the investments at fair value, with unrealized holding gains and losses reported in stockholders’ equity as a separate component of accumulated other comprehensive income (loss). The cost of securities sold is determined based on the specific identification method. Realized gains and losses, and declines in value judged to be other than temporary, are included in investment income.

     Investments consist of equity securities and are classified as available for sale and reported at their fair values. The realized gains and losses from these investments are reported in current earnings. Unrealized gains and losses from these securities are reported as a separate component of stockholders equity and excluded from current earnings.

     In 2001, the Company entered into a planned merger agreement that was subsequently terminated and as a part of a negotiated settlement, it received a convertible subordinated note in the amount of $500,000. In September 2003, this note was converted to 339,736 shares of Innovative Drug Delivery System (“IDDS”) series C preferred stock and as of December 31, 2003, the Company had placed a full valuation allowance on the value of these securities. In late December 2004, the Company was informed that Intrac, Inc. acquired IDDS and all of the Company’s shares in IDDS were to be converted to 345,991 of Intrac, Inc. common stock. As of December 31, 2004, the Company’s investment in Intrac, Inc. stock was not fully tradable as we were still awaiting completion of a pending registration statement filed by Intrac. Intrac, Inc. stock is traded on the over the counter bulletin board under the symbol ITRD.OB. As of December 31, 2004, the fair value of the Company’s investment in these securities was equal to approximately $1,124,000 and a corresponding unrealized gain is included as a component of other comprehensive income. The investments involve the risk of loss, price volatility and other uncertainties and, as such, the results of operations can vary substantially each year.

Equipment

     Equipment is stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets, which range from 3 to 5 years. Repairs and maintenance that do not increase the economic useful life of the asset are charged to expense as incurred.

     The Company reviews its capital assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. In performing the review, the Company uses the undiscounted cash flow method.

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

Loss per common share

     Basic and diluted loss per common share is based on the net loss increased by dividends on preferred stock divided by the weighted average number of common shares outstanding during the year. No effect has been given to outstanding options, warrants or convertible preferred stock in the diluted computation, as their effects would be anti-dilutive. The number of potentially dilutive securities excluded from the computation of diluted loss per share was approximately 2,325,000, 3,739,000 and 5,495,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

Stock-based compensation

     The Company accounts for stock- based compensation according to Accounting Principles Board Opinion No. 25 and the related interpretations under Financial Accounting Standards Board (“FASB”) Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation.” The Company adopted the required disclosure provisions under Statement of Financial Accounting Standards No. 148 and continues to use the intrinsic value method of accounting for stock-based compensation.

Comprehensive Income

     SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive income and its components within the financial statements. Other comprehensive income is comprised of charges to stockholders’ equity, other than contributions from or distributions to stockholders, excluded from the determination of net income. The Company’s other comprehensive income is comprised of unrealized gains on available for sale marketable securities.

Income Taxes

     The Company has applied the provisions of SFAS No. 109, “Accounting for Income Taxes,” which requires the recognition of deferred income tax assets and liabilities for the consequences of temporary differences between amounts reported for financial reporting and income tax purposes, including net operating loss carryforwards. SFAS No. 109 requires recognition of a future tax benefit of net operating loss carryforwards and certain other temporary differences to the extent that realization of such benefit is more likely than not; otherwise, a valuation allowance is applied.

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

Recent Accounting Pronouncement

     In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment”, which replaces SFAS No. 123, and supersedes APB Opinion No. 25. SFAS No. 123 (R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values, beginning with the first interim or annual period after June 15, 2005, with early adoption encouraged. In addition, SFAS No. 123 (R) will cause unrecognized expense (based on the fair values determined for the pro forma footnote disclosure, adjusted for estimated forfeitures) related to options vesting after the date of initial adoption to be recognized as a charge to results of operations over the remaining vesting period. The Company is required to adopt SFAS No. 123 (R) in its third quarter of 2005, beginning July 1, 2005. Under SFAS No. 123 (R), the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at the date of adoption. The transition alternatives include the modified prospective or the modified retrospective adoption methods. Under the modified retrospective method, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The modified prospective method requires that compensation expense be recorded for all unvested stock options and share awards at the beginning of the first quarter of adoption of SFAS No. 123 (R), while the modified retrospective methods would record compensation expense for all unvested stock options and share awards beginning with the first period restated. The Company is evaluating the requirements of SFAS NO. 123 (R) and expects that the adoption of SFAS No. 123 (R) will have a materials impact on our statement of operations and earnings per share. The Company cannot yet estimate the effect of adopting SFAS No. 123 (R) as it has not yet selected the method of adoption or an option pricing model and it has not yet finalized estimates of our expected forfeitures.

Note C — License Agreements

     On September 8, 2004 we entered into an Intellectual Property Assignment Agreement to license the Company’s QCT drug discovery technology to NLC Pharma, Inc. (a Delaware corporation based in Israel). Pursuant to the Agreement the Company will receive monies from royalties, licenses or the sale of QCT technology to third parties that are generated by NLC Pharma Inc. For the year ended December 31, 2002, $556,000 from research support was recognized under agreements with Bristol-Myers Squibb (“BMS”), whereby the Company agreed to sublicense to BMS two technologies. As of June 12, 2002, all activities related to this research and development agreement ceased. The Master License Agreement was terminated in March 2003.

Note D — Strategic Redirection

     During the year ended December 31, 2003, the Company recognized reorganization related expenses of $937,000 for severance benefits and legal and other expenses related to terminated scientific programs. These costs were partially offset by expense reimbursement from BMS of $284,000 received during the same period, resulting in a net charge of $653,000 for the year ended December 31, 2003. During the years ended December 31, 2003 and December 31, 2004, cash payments of $580,000 and $193,000, respectively were charged to restructuring expenses accrued at December 31, 2002. Accrued reorganization expenses are $0 and $193,000 at December 31, 2004 and 2003, respectively. Beginning in June 2001, the Company initiated efforts to strategically redirect the operations of the Company and terminated most of its research programs. In addition, scientific personnel associated with these programs and related administrative functions and support staff positions were also terminated. During the second quarter of 2002, the completion of funding related to the "Sponsored Research Agreement" with BMS necessitated the Company’s decision to concentrate on its strategic drug discovery programs, and the Company terminated both scientific and administrative employees. In the last quarter of 2002, the Company wrote down equipment no longer utilized to its estimated salvage value, resulting in a charge to operations of $240,000. Also, an expense of $326,000 was recognized for commitments under operating leases that will not provide any future benefit to the Company. Additional employees were terminated in December 2002 resulting in a charge of $298,000. Expenses related to the reorganization for 2002 totalled $864,000.

Note E — Merger, Tender Offer and Consent Solicitations

     In 2003 and 2002 respectively, the Company recognized an aggregate of $2,233,000 and $2,010,000, in expenses related to merger, tender offer and consent solicitation activities which included $1,375,000 and $496,000, in legal fees, $398,000 and $304,000, in fees to a financial advisor, $360,000 and $210,000, in other fees for audit, printing and investor relations services and a $100,000 and $500,000, in termination fees. In 2004, the Company did not incur any expenses in connection with merger, tender offer and consent solicitation activities.

Note F — Equipment

     Equipment is summarized as follows:

	December 31,
	2004	2003
Office equipment	$26,000	$26,000
Less accumulated depreciation	(23,000)	(18,000)

Net	$3,000	$8,000

     In December 2003, the Company sold substantially all of its equipment and furniture at auction. The auction proceeds totaled approximately $66,000. The Company also sold certain assets during 2003 to employees and local research entities and universities for an additional $27,000.

     All capital leases were terminated in December 2003 (See Note H).

Note G — Accounts Payable and Accrued Expenses

     Accounts payable and accrued expenses consist of the following:

	December 31,
	2004	2003
Professional fees	$39,000	$616,000
Accrued reorganization expense	—	193,000
Payroll and related expenses	—	8,000
Equipment Return Reserve	100,000	—
Delaware Franchise Tax	32,000	—
Licensors and contractors	—	133,000
Real estate taxes	—	24,000
Other	68,000	64,000

	$239,000	$1,038,000

Note H — Capital Lease Obligations

     In December of 2003, the Company paid $120,000 to terminate all remaining capital lease obligations. Commensurate with the payoff of those leases, the Company was able to reduce the collateral pledged against its leased equipment from $550,000 and $175,000 in January of 2004. The remaining $175,000 in collateral is pledged against the continuing operating lease obligations of the Company.

Note I — Stockholders’ Equity

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

     During January 2004, the Company elected to pay the required yearly dividend by issuing additional shares of Series A convertible preferred. The Company issued 89,020 shares to satisfy the 10% dividend. In addition, during 2004, 44,252 shares of Series A convertible preferred were converted into 44,252 shares of common stock

Common Stock

     During the second quarter 2004, the Board of Directors adopted a resolution revising the Prior Boards resolution, by providing for the issuance of shares of the Company’s common stock and the granting of stock options as part of compensation paid to directors for their service to the Company. Upon joining the Board, directors are issued 25,000 shares of common stock. The chairman of the Board receives an additional 25,000 shares at the time he assumes this role. Members of the Board of Directors are granted an option to purchase 5,000 shares of the Company’s common stock on the first day of each calendar quarter, with an exercise price equal to the closing trading price of the Company’s common stock on the date of grant. In the second quarter 2004, the Chairman of the Board was issued 50,000 shares of common stock, Directors were issued 25,000 shares. In the aggregate, 150,000 shares of common stock were issued and recorded at their fair value on the date of grant.

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

Treasury stock

     During 2003, it was determined that 100,000 shares of its treasury stock previously sold to the former CEO had never been issued via certificate. Accordingly, the company issued a 100,000-share certificate from its common stock share reserve to satisfy its responsibility to the shareholder. Subsequently, the Company determined that the 100,000 treasury shares had in fact been issued in certificate form but erroneously issued to the Company itself. Consequently, the Company returned the issued certificate back to Treasury Stock.

Subscriptions receivable

     In May 2001, we sold 100,000 shares of common stock to our former President and Chief Executive Officer, Ronald L. Goode, Ph.D., for a purchase price of $3.25 per share, the fair market value at the time of the transaction. Dr. Goode paid the purchase price of $325,000 with $25,000 in cash and issued a $300,000 five-year promissory note to us bearing interest at a rate of 4.71% per annum, with interest payable semi-annually. The 100,000 shares sold to Dr. Goode, serve as collateral to secure the note. The note provides that in the event of a default on the note, as defined in the agreement, Dr. Goode’s obligation to the Company is limited to $65,000 and proceeds from the public sale of the collateralizing stock. Through December 31, 2004 and December 31, 2003, Dr. Goode has made $50,000 and $36,000 in interest payments, respectively. A stock certificate for these shares was not issued to Dr. Goode until September 2003. In February 2004, Dr. Goode resigned, thereby terminating his employment agreement with the Company that was set to expire on March 21, 2004 however, Dr. Goode continues to make interest payments on the promissory note.

Warrants

     At December 31, 2004, outstanding warrants to acquire shares of the Company’s common stock are as follows:

			Number of
Warrant			Shares
Type	Exercise Price	Expiration Dates	Reserved
Other	$0.55to$1.00	July 2004-March 2008	290,000

     On August 13, 2002 the Company issued warrants to purchase 125,000 shares of its common stock at a purchase price of $1.00 per share, with an expiration date of August 13, 2007, and additional warrants to purchase 125,000 shares of our common stock at a purchase price of $0.55 per share, with an expiration date of August 13, 2007 to Roan/Meyers Associates, L.P. in exchange for financial advisory services. In connection with this exchange, the Company recorded a charge of $91,000 to operations during 2002 using the Black-Scholes option-pricing model.

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

     Warrant expense in 2003 includes $15,000 of expense related to warrants issued in prior years. The Company did not incur any warrant related expenses in 2004.

Stock options

     During 1996, the Board of Directors and the stockholders of the Company approved the 1996 Stock Option Plan (the “1996 Plan”) that provides for the granting of incentive and nonstatutory options for up to 750,000 shares of common stock to officers, employees, directors and consultants of the Company. During 1998, the Board of Directors and the stockholders of the Company approved an amendment to the Plan to allow for the granting of an additional 750,000 options. At December 31, 2004 and 2003, 922,000 and 797,600, respectively, options were available for future grant under the 1996 Plan.

     During 2000, the Board of Directors and the stockholders of the Company approved the 2000 Stock Option Plan (the “2000 Plan”), which provides for the granting of incentive and nonstatutory options for up to 1,500,000 shares of common stock to officers, employees, directors, independent contractors, advisors and consultants of the Company. The Company subsequently amended the 2000 plan to increase the options available for future grants by 1,250,000 shares and to change the vesting period. At December 31, 2004 and 2003, 1,820,000 and 1,262,000, respectively, options are available for grant under the 2000 Plan.

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

     Stock option activity under the Plans are summarized as follows:

	Year Ended December 31,
	2004		2003		2002
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Options outstanding at beginning of year	2,158,000	$3.02	3,286,855	$4.29	2,858,155	$4.94
Granted	165,000	.82	455,000	0.51	788,000	1.46
Exercised	(360,000)	.53	(10,000)	0.40	—	—
Expired	(863,000)	3.64	(1,573,855)	5.06	(200,000)	1.65
Canceled	—	—	—	—	(159,300)	5.43

Options outstanding at end of year	1,100,000	3.02	2,158,000	3.02	3,286,855	4.29

Options exercisable at end of year	971,660	3.32	1,932,000	3.26	2,688,410	4.69

The following table presents information relating to stock options outstanding under the plans as of December 31, 2004:

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
Range of		Exercise	Remaining		Exercise
Exercise Price	Shares	Price	Life in Years	Shares	Price
$0.40-$2.99	620,000	$1.29	5.9	491,666	$1.51
$3.00-$4.99	325,000	4.29	1.4	325,000	4.29
$5.00-$7.43	40,000	6.75	1.4	40,000	6.75
$7.44-$9.88	115,000	7.45	1.4	115,000	7.45

	1,100,000			971,666

     Pro forma information regarding net income and earnings per share is required by SFAS No. 123, and has been determined as if we accounted for our stock option grants under the fair market value method as prescribed by such statement. The fair market value of our stock options was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions.

	2004	2003	2002
Risk-free interest rates	2.9% to 3.6%	2.5% to 3.5%	3.3% to 6.7%
Expected option life in years	5	5	5
Expected stock price volatility	72% to 75%	89% to 105%	79% to 89%
Expected dividend yield	0%	0%	0%

     The weighted average fair value at date of grant for options granted during 2004, 2003 and 2002 was $0.81, $0.09 and $0.46 per option, respectively. The Company accounts for stock- based compensation according to Accounting Principles Board Opinion No. 25 and the related interpretations under Financial Accounting Standards Board (“FASB”) Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation.” The Company adopted the required disclosure provisions under Statement of Financial Accounting Standards No. 148 and continues to use the intrinsic value method of accounting for stock-based compensation.

	Year Ended December 31,
	2004	2003	2002
Net loss attributable to common stockholders as reported	$(2,149,000)	$(6,000,000)	$(10,527,000)

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(32,000)	(154,000)	(643,000)

Pro forma net income	$(2,181,000)	$(6,154,000)	$(11,170,000)

Earnings per share:
Basic and diluted-as reported	$(0.13)	$(0.38)	$(0.67)
Basic and Diluted-pro forma	$(0.14)	$(0.39)	$(0.71)

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

Note J — Income Taxes

     At December 31, 2004 and 2003, the Company had approximately $51,041,000 and $49,459,000 of net operating loss carry forwards and $521,000 and $521,000 of research and development credit carry forwards, respectively, for federal income tax purposes that expire in years 2006 through 2022.

     At December 31, 2004 and 2003, the Company had a deferred tax asset of approximately $19,521,000 and $18,877,000 respectively, representing the benefits of its net operating loss and research and development credit carry forwards and certain expenses not currently deductible for tax purposes, principally related to the granting of stock options and warrants, and non-cash reorganization and merger expenses. The Company’s deferred tax asset has been fully reserved by a valuation allowance since realization of its benefit is uncertain. The difference between the statutory tax rate of 34% and the Company’s effective tax rate is principally due to the increase in the valuation allowance of $644,000 (2004), $1,902,000 (2003) and $3,522,000 (2002). The Company’s ability to utilize its carry forwards may be subject to an annual limitation in future periods pursuant to Section 382 of the Internal Revenue Code of 1986, as amended.

Note K — Commitments and Other Matters

Leases

     At December 31, 2003, our lease of 19,300 square feet of office and laboratory space at 2110 Research Row, Dallas, Texas, terminated. Rent expense, prior to any reorganization expense, was approximately $20,000, $238,000 and $275,000 for the years ended December 31, 2004, 2003 and 2002, respectively. In January 2004, the Company entered into a lease agreement for office space with RFG Associates, an entity in which John A. Paganelli, chairman of the Board of Directors of the Company is an equity owner. The lease provides for a monthly rent of $625 and is cancelable by either party upon thirty (30) days notice.

Legal Proceedings

     Weiss Litigation.

     On May 15, 2003, The M&B Weiss Family Limited Partnership of 1996 filed a lawsuit in the Delaware Court of Chancery, purportedly as a class action on behalf of all other similarly situated stockholders of the Company, against the Company, as a nominal defendant, and former directors: Joseph M. Davie, Robert J. Easton, Ronald L. Goode and Walter Lovenberg, (collectively referred to as the “Individual Defendants”), and purportedly as a derivative action on behalf of the Company against the Individual Defendants (the “Weiss Litigation”). The complaint alleges, among other things, that the Individual Defendants have mismanaged the Company, have made unwarranted and wasteful loans and payments to certain directors and third parties, have disseminated a materially false and misleading proxy statement in connection with the 2003 annual meeting of our stockholders, and have breached their fiduciary duties to act in the best interests of our Company and its stockholders. The plaintiffs are seeking an award of costs and attorneys’ fees and expenses. The defendants in the Weiss litigation filed a joint motion with the Delaware Court of Chancery to dismiss the complaint for failure to state a claim and for failure to make the statutorily required demand on the Company to assert the subject claims. On April 12, 2005 the judge, in a ruling from the bench, dismissed the matter with prejudice. We are awaiting a formal written order to that effect to be filed.

     Labidi Proceeding.

     In April 2002, Dr. Labidi, one of our former employees, made certain allegations against us regarding discrimination. Dr. Labidi initially filed an employment discrimination charge with the Equal Employment Opportunity Commission (“EEOC”) alleging that he was harassed and discriminated against. The EEOC dismissed this charge because it found no substantial evidence to support Dr. Labidi’s claims. Dr. Labidi subsequently filed a timely federal court lawsuit against eXegenics in the United States District Court for the Northern District of Texas. In the lawsuit, Dr. Labidi reasserted his harassment and discrimination claims. In addition, Dr. Labidi alleged that eXegenics wrongfully converted certain biological research materials that Dr. Labidi claims belong to him. At this point, we are in the midst of formal discovery. We believe we have meritorious defenses with respect to these allegations, all of which we intend to pursue vigorously.

     2110 Research Row, Ltd. Proceeding.

     On December 31, 2003, the termination date of our lease agreement, we vacated 19,300 square feet of office and laboratory space that we occupied at 2110 Research Row, Dallas, Texas. 2110 Research Row, Ltd. (the “Landlord”) acquired this property in April 2002. The Landlord contends he is owed payments that we believe to be outside the terms of the lease agreement or waived by the previous landlord. In October 2003, we filed suit against the Landlord and 9000 Harry Hines, Inc., in a Dallas County District Court. The Company, as tenant, and the Landlord were parties to a lease agreement (“Lease Agreement”) dated October 1, 1991, as amended. On March 19, 2004, we entered into a settlement agreement with the Landlord, whereby we made a $33,000 payment to the Landlord, dismissed the suit with prejudice and entered into a mutual release of any and all claims by all parties. On April 9, 2004, the Landlord and the Company filed an Agreed Order Of Dismissal With Prejudice in The District Court, 134th Judicial District, Dallas County Texas.

Employment agreements

     David E. Riggs entered into an employment agreement with us on March 10, 2003 to serve as our Vice President, Chief Business Officer, Chief Financial Officer and Secretary until March 9, 2006, to be automatically renewed for additional one-year periods, unless sooner terminated. The employment agreement provides for the payment to Mr. Riggs of a base salary of $235,000 per year with an annual bonus payment of up to 30% of Mr. Riggs’s base salary, at the discretion of the Board of Directors. The employment agreement provides that in the event Mr. Riggs’s employment is terminated by us without cause or by Mr. Riggs for good reason, Mr.

Riggs shall receive severance payments of equal monthly installments at the then current base rate until either (i) the expiration of 12 months following the date of termination, if such date is prior to March 10, 2004, (ii) the expiration of nine months following the date of termination, if such date is before March 10, 2005, (iii) the expiration of six months following the date of termination, if such date is before March 9, 2006, or (iv) the expiration of six months following the date of termination, if such date is during a renewal period. The employment agreement contains a one-year post-termination non-compete, non-solicitation and non-disclosure agreement. On or about March 2004 we amended Mr. Riggs employment agreement (the “Amendment”) to reflect his new title of President and Chief Executive Officer. Pursuant to the Amendment Mr. Riggs was granted an option to purchase 75,000 shares of the Company’s Common Stock. This Option granted vests in three equal installments: The first immediately upon the grant date, the second on the first anniversary of that date and the final upon the second anniversary of that date.

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

Related party transactions

John Paganelli

     In January 2004, the Company entered into a lease agreement for office space with RFG Associates, an entity in which John A. Paganelli, chairman of the Board of Directors of the Company is an equity owner. The lease provides for a monthly rent of $625 and is cancelable by either party upon thirty (30) days notice.

Meyers Associates, L.P.

     On August 13, 2002 we entered into an agreement with Meyers Associates, L.P. (formerly Roan/Meyers Associates, L.P. (a security holder who is known to the Company to own of record or beneficially more than five percent of any class of the Company’s voting securities)) for financial advisory services. Pursuant to the terms of this agreement, we paid Meyers Associates, L.P. $57,000 in 2003. In addition, we issued them warrants to purchase 125,000 shares of our common stock at a purchase price of $1.00 per share, with an expiration date of August 13, 2007, and additional warrants to purchase 125,000 shares of our common stock at a purchase price of $0.55 per share, with an expiration date of August 13, 2007. In connection with the Meyers Group consent solicitation, we reimbursed Meyers Associates, L.P. $14,000 for out-of-pocket expenses incurred in 2003.

Milberg Weiss Bershad Hynes & Lerach LLP

     Melvyn I. Weiss (a security holder who is known to the Company to own of record or beneficially more than five percent of any class of the Company’s voting securities) is an attorney and senior partner of Milberg Weiss Bershad Hynes & Lerach LLP (“Milberg Weiss”). Milberg Weiss represents The M&B Weiss Family Limited Partnership of 1996 in connection with its lawsuit against the Company (as a nominal defendant) and Ronald L. Goode, Joseph M. Davie and Walter Lovenberg (See Note N — Subsequent Events). Milberg Weiss also represents Bruce Meyers, The M&B Weiss Family Limited Partnership of 1996, Melvyn I. Weiss and Michael Stone in connection with this consent solicitation. Mr. Weiss’ business address is Milberg Weiss Bershad Hynes & Lerach LLP, One Pennsylvania Plaza, New York, New York 10119. In December 2003, in connection with the Meyers Group consent solicitation, we recognized expenses to be reimbursed to Milberg Weiss of $176,000 for legal expenses incurred in 2003.

Note L — 401(k) Plan

     The Company had maintained a defined contribution 401(k) plan available to eligible employees but discontinued this plan during 2003. Employee contributions were voluntary and were determined on an individual basis, limited to the maximum amount allowable under federal tax regulations. The Company made no contributions during 2004, 2003 and 2002.

Note M — Quarterly Results (Unaudited)

	Quarter Ended
	March 31	June 30	September 30	December 31	Total Year
2004
Revenues	$—	$—	$—	$—	$—
Net loss	(739,000)	(531,000)	(368,000)	(288,000)	(1,926,000)
Loss per share — basic and diluted(a)	(0.06)	(0.03)	(0.02)	(0.02)	(0.13)
2003
Revenues	$13,000	$—	$—	$—	$13,000
Net loss	(987,000)	(1,795,000)	(1,525,000)	(1,486,000)	(5,793,000)
Loss per share — basic and diluted(a)	(0.07)	(.011)	(0.10)	(0.09)	(0.38)

(a)	Per common share amounts for the quarters and full year have been calculated separately. Accordingly, quarterly amounts may not add to the annual amount because of differences in the weighted average common shares outstanding during each period due to the effect of the Company’s issuing shares of its common stock during the year.

Note N — Subsequent Events

     On April 12, 2005 the judge, in a ruling from the bench, dismissed, with prejudice, the lawsuit filed by The M&B Weiss Family Limited Partnership of 1996 against the Company, as nominal defendant, and certain former directors of the Company. We are awaiting a formal written order to that effect to be filed.