Form 10-Q
period 2005-03-31
eXegenics Inc
filed 2005-05-16
CIK 944809

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005.

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☑ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2): Yes ☐ No ☑

As of May 11, 2005, the registrant had 16,266,618 shares of common stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements:

eXegenics Inc.

BALANCE SHEET
(in thousands)

	March 31,	December 31,
	2005	2004
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$8,409	$8,734
Restricted cash	175	175
Marketable securities available for sale	1,038	1,124
Prepaid expenses and other current assets	20	35

Total current assets	9,642	10,068

Other assets	2	3

Total assets	$9,644	$10,071

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$192	$239

Total current liabilities	192	239

Total liabilities	192	239

Commitments and contingencies

Stockholders’ equity:

Preferred stock — $.01 par value, 10,000,000 shares authorized; 1,020,312 and 935,332 shares of Series A convertible preferred issued and outstanding (liquidation value $2,551,000 and $2,338,000)	10	9
Common stock — $.01 par value, 30,000,000 shares authorized; 16,877,553 and 16,869,031 shares issued	169	169
Additional paid-in capital	68,384	68,385
Accumulated other comprehensive income	1,038	1,124
Subscriptions receivable	(306)	(302)
Accumulated deficit	(56,506)	(56,216)
Treasury stock, 611,200 shares of common stock, at cost	(3,337)	(3,337)

Total stockholders’ equity	9,452	9,832

Total liabilities and stockholders’ equity	$9,644	$10,071

See Notes to Financial Statements.

eXegenics Inc.

STATEMENT OF OPERATIONS
(in thousands)

	Three Months Ended
	March 31,
	2005	2004
	(unaudited)
Revenue:	$—	$—

Operating Expenses:
General and administrative	331	769

	331	769

Operating loss	(331)	(769)

Other (income) expense, primarily interest	(41)	(30)

Loss before provision (benefit) for taxes	(290)	(739)
Provision (benefit) for taxes	—	—

Net Loss	(290)	(739)
Preferred stock dividend	(234)	(223)

Net loss attributable to to common shareholders	$(524)	$(962)

Net loss per share-basic and diluted	$(0.03)	$(0.06)

Weighted average number of shares outstanding — basic and diluted	16,261	15,773

See Notes to Financial Statements.

eXegenics Inc.

STATEMENT OF CASH FLOWS
(in thousands)

	Three Months Ended
	March 31,
	2005	2004
	(unaudited)
Cash flows from operating activities:
Net loss	$(290)	$(739)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1	2
Interest accrual on subscription receivable	(4)	(4)
Value assigned to warrants, options and compensatory stock	—	5
Changes in:
Restricted Cash	—	375
Prepaids and other assets	15	205
Accounts payable and accrued expenses	(47)	(655)

Net cash used in operating activities	(325)	(811)

Cash flows from financing activities:
Proceeds from option exercises	—	84

Net cash provided by financing activities	—	84

NET DECREASE IN CASH	(325)	(727)
Cash and cash equivalents at beginning of period	8,734	10,132

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$8,409	$9,405

See Notes to Financial Statements.

eXegenics Inc.

NOTES TO FINANCIAL STATEMENTS

(1) Financial Statement Presentation

The unaudited financial statements of eXegenics Inc., a Delaware corporation (the “Company”), included herein have been prepared in accordance with the rules and regulations promulgated by the Securities and Exchange Commission and, in the opinion of management, reflect all adjustments necessary to present fairly the results of operations for the interim periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, management believes that the disclosures are adequate to make the information presented not misleading. These financial statements and the notes thereto should be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004. The results for the interim periods are not necessarily indicative of the results for the full fiscal year.

(2) Cash, Cash Equivalents, Restricted Cash and Marketable Securities

The Company considers all non-restrictive, highly liquid short-term investments purchased with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents, which amount to $8,409,000 and $8,734,000 at March 31, 2005 and December 31, 2004, respectively, consist principally of interest-bearing cash deposits. Restricted cash, which amounts to $175,000 and $175,000 at March 31, 2005 and December 31, 2004, respectively, consists of certificates of deposits that are used as collateral for equipment leases.

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

As of March 31, 2005, the Company’s marketable securities consist of equity securities in Intrac, Inc. stock, which are not fully tradable as we are still awaiting effective registration of the stock. Intrac, Inc. stock is traded on the over the counter bulletin board under the symbol ITRD.OB. As of March 31, 2005 and December 31, 2004, the fair value of the Company’s investment in these securities was equal to approximately $1,038,000 and $1,124,000, respectively and corresponding unrealized gains were included as a component of other comprehensive income. The Company’s investments involve the risk of loss, price volatility and other uncertainties and, as such, the results of operations can vary substantially each year.

(3) Loss Per Common Share

Basic and diluted loss per common share is based on the net loss increased by dividends on preferred stock divided by the weighted average number of common shares outstanding during the period. No effect has been given to outstanding options, warrants or convertible preferred stock in the diluted computation, as their effect would be antidilutive.

(4) Stock-Based Compensation

The Company accounts for stock-based compensation according to Accounting Principles Board Opinion No. 25 and the related interpretations under Financial Accounting Standards Board (“FASB”) Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation.” The Company adopted the required disclosure provisions under Statement of Financial Accounting Standards No. 148 and continues to use the intrinsic value method of accounting for stock-based compensation. No options to purchase shares of common stock were granted in return for consulting services for the three months ended March 31, 2005 and March 31, 2004.

The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS Statement No. 123, Accounting for Stock-Based Compensation, to stock-based compensation.

	Quarter Ended March 31,
	(in thousands)
	2005	2004
Net loss attributable to common stockholders as reported	$(524)	$(962)

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(5)	(22)

Pro forma net loss	$(529)	$(984)

Earnings per share:

Basic and diluted-as reported	$(0.03)	$(0.06)

Basic-pro forma	$(0.03)	$(0.06)

(5) Comprehensive Income

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive income and its components within the financial statements. Other comprehensive income is comprised of charges to stockholders’ equity, other than contributions from or distributions to stockholders, excluded from the determination of net income. For the first quarter of 2005, the Company’s accumulated other comprehensive income decreased by $86,000 as a result of a reduction in the fair value of available for sale marketable securities.

(6) Dividends

During the three month periods ended March 31, 2005 and March 31, 2004, 10% preferred stock dividends were declared equal to $234,000 and $223,000 respectively.

eXegenics Inc.

NOTES TO FINANCIAL STATEMENTS – (Continued)

(7) Recently Issued Accounting Standards

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment”. SFAS No. 123R is a revision of SFAS No. 123, “Accounting for Stock Based Compensation”, and supersedes APB 25. Among other items, SFAS 123R eliminates the use of APB 25 and the intrinsic value method of accounting, and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards, in the financial statements. The effective date of SFAS 123R is the first reporting period beginning after June 15, 2005, which is third quarter 2005 for calendar year companies, although early adoption is allowed. However, on April 14, 2005, the Securities and Exchange Commission (SEC) announced that the effective date of SFAS 123R will be suspended until January 1, 2006, for calendar year companies.

SFAS 123R permits companies to adopt its requirements using either a “modified prospective” method, or a “modified retrospective” method. Under the “modified prospective” method, compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS 123R for all share-based payments granted after that date, and based on the requirements of SFAS 123 for all unvested awards granted prior to the effective date of SFAS 123R. Under the “modified retrospective” method, the requirements are the same as under the “modified prospective” method, but also permits entities to restate financial statements of previous periods based on proforma disclosures made in accordance with SFAS 123.

The Company currently utilizes a standard option pricing model (i.e., Black-Scholes) to measure the fair value of stock options granted to employees. While SFAS 123R permits entities to continue to use such a model, the standard also permits the use of a “lattice” model. The Company has not yet determined which model it will use to measure the fair value of employee stock options upon the adoption of SFAS 123R.

SFAS 123R also requires that the benefits associated with the tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after the effective date. These future amounts cannot be estimated because they depend on, among other things, when employees exercise stock options.

The Company currently expects to adopt SFAS 123R effective January 1, 2006, based on the new effective date announced by the SEC; however, the Company has not yet determined which of the aforementioned adoption methods it will use. In addition, the Company has not yet determined the financial statement impact of adopting SFAS 123R for periods beyond 2005.

(8) Subsequent Event

On May 15, 2003, The M&B Weiss Family Limited Partnership of 1996 filed a lawsuit in the Delaware Court of Chancery, purportedly as a class action on behalf of all other similarly situated stockholders of the Company, against the Company, as a nominal defendant, and former directors: Joseph M. Davie, Robert J. Easton, Ronald L. Goode and Walter Lovenberg, (collectively referred to as the “Individual Defendants”), and purportedly as a derivative action on behalf of the Company against the Individual Defendants (the “Weiss Litigation”). The complaint alleged, among other things, that the Individual Defendants mismanaged the Company, made unwarranted and wasteful loans and payments to certain directors and third parties, disseminated a materially false and misleading proxy statement in connection with the 2003 annual meeting of our stockholders, and breached their fiduciary duties to act in the best interests of our Company and its stockholders. The defendants in the Weiss litigation filed a joint motion with the Delaware Court of Chancery to dismiss the complaint for failure to state a claim and for failure to make the statutorily required demand on the Company to assert the subject claims. On April 12, 2005 the judge, in a ruling from the bench, dismissed the matter with prejudice.

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

          We have historically operated as a drug discovery company, exploiting new enabling technologies to advance and shorten the new drug development cycle. Our Company has been unsuccessful at advancing research programs. Our Board and management are focused on redeploying the remaining residual assets of the Company. The Board has established a committee to study strategic direction and identify potential business opportunities.

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

RESULTS OF OPERATIONS

Revenue

          There were no revenues for the three months ended March 31, 2005 and March 31, 2004.

General and Administrative Expenses

          We incurred general and administrative expenses of $331,000 and $769,000 for the three months ended March 31, 2005 and 2004, respectively, a decrease of $438,000 or 57%. The decrease is attributable to the following: a $128,000 decrease in officers salaries, a $133,000 decrease in director and officer insurance premium expense, a $4,000 decrease in investor relations expenses, a $56,000 decrease in professional consulting fees, a $14,000 decrease in business travel related expenses, a $86,000 decrease in legal and accounting expense and a $17,000 decrease in compensation and overhead expenses.

Interest Income

          Interest income was $41,000 and $30,000 for the three months ended March 31, 2005 and 2004, respectively. The increase was primarily due to increased interest rates.

Net Loss

          We incurred a net loss attributable to common shareholders of $524,000 and $962,000 for the three months ended March 31, 2005 and 2004, respectively. Net loss per common share was $0.03 and $0.06 for the three months ending March 31, 2005 and 2004, respectively.

LIQUIDITY AND CAPITAL RESOURCES

          At March 31, 2005, we had cash and cash equivalents of approximately $8,584,000, inclusive of restricted cash of $175,000. During the three months ended March 31, 2005, net cash used in operating activities was $325,000. In addition, during the three months ended March 31, 2005, we received no cash from financing activities related to the exercise of stock options.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

          Our exposure to financial market risk, including changes in interest rates, relates primarily to our marketable security investments. We do not believe that a 100 basis point increase or decrease in interest rates would significantly impact our business. We do not have any derivative instruments. We operate only in the United States. We do not have any material exposure to changes in foreign currency exchange rates.

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

          Further, there were no significant changes in the internal controls over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the quarter ended March 31, 2005 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

          We are not a party to any litigation in any court, and management is not aware of any contemplated proceeding by any governmental authority or individual against us except as described below.

          Weiss Litigation. See Item 5. Other Information.

          Labidi Proceeding.. See Item 5. Other Information.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

          On May 15, 2003, The M&B Weiss Family Limited Partnership of 1996 filed a lawsuit in the Delaware Court of Chancery, purportedly as a class action on behalf of all other similarly situated stockholders of the Company, against the Company, as a nominal defendant, and former directors: Joseph M. Davie, Robert J. Easton, Ronald L. Goode and Walter Lovenberg, (collectively referred to as the “Individual Defendants”), and purportedly as a derivative action on behalf of the Company against the Individual Defendants (the “Weiss Litigation”). The complaint alleged, among other things, that the Individual Defendants mismanaged the Company, made unwarranted and wasteful loans and payments to certain directors and third parties, disseminated a materially false and misleading proxy statement in connection with the 2003 annual meeting of our stockholders, and breached their fiduciary duties to act in the best interests of our Company and its stockholders. The defendants in the Weiss litigation filed a joint motion with the Delaware Court of Chancery to dismiss the complaint for failure to state a claim and for failure to make the statutorily required demand on the Company to assert the subject claims. On April 12, 2005 the judge, in a ruling from the bench, dismissed the matter with prejudice.

          In April 2002, Dr. Labidi, one of our former employees, made certain allegations against us regarding discrimination. Dr. Labidi filed a federal court lawsuit against eXegenics in the United States District Court for the Northern District of Texas. In the lawsuit, Dr. Labidi asserted harassment and discrimination claims. In addition, Dr. Labidi alleged that we wrongfully converted certain biological research materials that Dr. Labidi claims belong to him. On May 6, 2005 we participated in a mediation session with Dr. Labidi. No settlement has been reached as a result of this mediation. Discovery on this matter is continuing. A trial date has been set for November 2005. We believe we have meritorious defenses with respect to these allegations, all of which we intend to pursue vigorously.

Item 6. Exhibits.

Exhibit 31.1 Certification pursuant to Rule 13a-14 of the Securities and Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended March 31, 2005.

Exhibit 32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended March 31, 2005.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

eXegenics Inc.

/S/ DAVID RIGGS

Date: May 11, 2005	David E. Riggs
President, Chief Executive Officer
and Chief Financial Officer

EXHIBIT INDEX

EXHIBIT
NUMBER	DESCRIPTION
31.1	Certifications pursuant to Rule 13(a-)14 of the Securities and Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended March 31, 2005.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended March 31, 2005.