Form 10-Q
period 2005-06-30
eXegenics Inc
filed 2005-08-15
CIK 944809

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005.
OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                                          to                                         .
Commission file number 000-26648
eXegenics Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	75-2402409

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
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
As of August 11, 2005, the registrant had 16,266,618 shares of common stock outstanding.

		Page(s)
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements:

	Balance Sheets as of June 30, 2005 (unaudited) and December 31, 2004	3

	Statements of Operations for the Three Months and Six Months Ended June 30, 2005 and 2004 (unaudited)	4

	Statements of Cash Flows for the Six Months ended June 30, 2005 and 2004 (unaudited)	5

	Notes to Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	12

Item 4.	Controls and Procedures	12

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	13

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	13

Item 3.	Defaults Upon Senior Securities	13

Item 4.	Submission of Matters to a Vote of Security Holders	13

Item 5.	Other Information	13

Item 6.	Exhibits	14

Signatures		15

Exhibit Index		16

Exhibit 10.1	Separation Agreement dated July 26, 2005 between eXegenics, Inc. and David Riggs.

Exhibit 10.2	Agreement dated July 20, 2005 between the eXegenics, Inc. and David Hostelley.

Exhibit 31.1	Certification by John A. Paganelli, Chief Executive Officer, pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended June 30, 2005.

Exhibit 31.2	Certification by David Hostelley, Chief Financial Officer, pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended June 30, 2005.

Exhibit 32.1	Certification by John A. Paganelli, Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended June 30, 2005.

Exhibit 32.2	Certification by David Hostelley, Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended June 30, 2005.
EX-10.1 Separation Agreement
EX-10.2 Agreement Between eXegenics and D. Hostelley
EX-31.1 302 Certification for CEO
EX-31.2 302 Certification for CFO
EX-32.1 906 Certification for CEO
EX-32.2 906 Certification for CFO

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements:
eXegenics Inc.
BALANCE SHEETS
(in thousands except share data)

	June 30,	December 31,
	2005	2004
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$8,117	$8,734
Restricted cash	175	175
Marketable securities available for sale	1,003	1,124
Prepaid expenses and other current assets	51	35

Total current assets	9,346	10,068

Other assets	1	3

Total assets	$9,347	$10,071

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$160	$239

Total current liabilities	160	239

Total liabilities	160	239

Commitments and contingencies

Stockholders’ equity:
Preferred stock — $.01 par value, 10,000,000 shares authorized; 1,020,047 and 935,332 shares of Series A convertible preferred issued and outstanding (liquidation value $2,550,000 and $2,338,000)	10	9
Common stock — $.01 par value, 30,000,000 shares authorized; 16,877,818 and 16,869,031 shares issued	169	169
Additional paid-in capital	68,384	68,385
Accumulated other comprehensive income	1,003	1,124
Subscriptions receivable, net of reserve	(101)	(302)
Accumulated deficit	(56,941)	(56,216)
Treasury stock, 611,200 shares of common stock, at cost	(3,337)	(3,337)

Total stockholders’ equity	9,187	9,832

Total liabilities and stockholders’ equity	$9,347	$10,071

See Notes to Financial Statements.

eXegenics Inc.
STATEMENTS OF OPERATIONS
(in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(unaudited)		(unaudited)
Revenue:	$—	$—	$—	$—

Operating Expenses:	—	—
General and administrative	484	560	815	1,329

	484	560	815	1,329

Operating loss	(484)	(560)	(815)	(1,329)

Other (income) expense, primarily interest	(50)	(29)	(90)	(59)

Loss before provision (benefit) for taxes	(434)	(531)	(725)	(1,270)
Provision (benefit) for taxes	—	—	—	—

Net Loss	(434)	(531)	(725)	(1,270)
Preferred stock dividend	—	—	(234)	(223)

Net loss attributable to to common shareholders	(434)	(531)	(959)	(1,493)

Net loss per share-basic and diluted	(0.03)	(0.03)	(0.06)	(0.09)

Weighted average number of shares outstanding — basic and diluted	16,878	15,871	16,264	15,871

See Notes to Financial Statements.

eXegenics Inc.
STATEMENT OF CASH FLOWS
(in thousands)

	Six Months Ended
	June 30,
	2005	2004
	(unaudited)
Cash flows from operating activities:
Net loss	$(725)	$(1,270)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2	3
Reserve for Subscription Receivable	201	—
Value assigned to warrants, options and compensatory stock	—	138
Changes in:
Restricted Cash	—	375
Prepaids and other assets	(16)	422
Accounts payable and accrued expenses	(79)	(808)

Net cash used in operating activities	(617)	(1,140)

Cash flows from financing activities:
Proceeds from option exercises	—	192

Net cash provided by financing activities	—	192

NET DECREASE IN CASH	(617)	(948)
Cash and cash equivalents at beginning of period	8,734	10,132

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$8,117	$9,184

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

(2)	Cash, Cash Equivalents, Restricted Cash and Marketable Securities

The Company considers all non-restrictive, highly liquid short-term investments purchased with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents, which amount to $8,117,000 and $8,734,000 at June 30, 2005 and December 31, 2004, respectively, consist principally of interest-bearing cash deposits. Restricted cash, which amounts to $175,000 and $175,000 at June 30, 2005 and December 31, 2004, respectively, consists of certificates of deposits that are used as collateral for equipment leases.

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

The Company’s marketable securities consist of equity securities in Intrac, Inc. stock, which, as of June 30, 2005, were not fully tradable as we were awaiting effective registration of the stock. On or about July 2005 a registration statement filed by Intrac, Inc. was declared effective by the Securities and Exchange Commission permitting the resale, by the Company, of these shares of Intrac, Inc. common stock. Intrac, Inc. stock is traded on the over the counter bulletin board under the symbol ITRD.OB. As of June 30, 2005 and December 31, 2004, the fair value of the Company’s investment in these securities was equal to approximately $1,003,000 and $1,124,000, respectively and corresponding unrealized gains were included as a component of other comprehensive income. The Company’s investments involve the risk of loss, price volatility and other uncertainties and, as such, the results of operations can vary substantially each year.

(3)	Loss Per Common Share

Basic and diluted loss per common share is based on the net loss increased by dividends on preferred stock divided by the weighted average number of common shares outstanding during the period. No effect has been given to outstanding options, warrants or convertible preferred stock in the diluted computation, as their effect would be antidilutive.

eXegenics Inc.
NOTES TO FINANCIAL STATEMENTS — (Continued)
(4)	Stock-Based Compensation

The Company accounts for stock-based compensation according to Accounting Principles Board Opinion No. 25 and the related interpretations under Financial Accounting Standards Board (“FASB”) Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation.” The Company adopted the required disclosure provisions under Statement of Financial Accounting Standards No. 148 and continues to use the intrinsic value method of accounting for stock-based compensation. No options to purchase shares of common stock were granted in return for consulting services for the six months ended June 30, 2005 and June 30, 2004.

The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS Statement No. 123, Accounting for Stock-Based Compensation, to stock-based compensation.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Net loss attributable to common stockholders as reported	$(434)	$(531)	$(959)	$(1,493)

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1)	(14)	(7)	(36)

Pro forma net loss	$(435)	$(545)	$(966)	$(1,529)

Earnings per share:

Basic and diluted-as reported	$(0.03)	$(0.03)	$(0.06)	$(0.09)

Basic-pro forma	$(0.03)	$(0.03)	$(0.06)	$(0.10)

(5)	Comprehensive Income

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive income and its components within the financial statements. Other comprehensive income is comprised of charges to stockholders’ equity, other than contributions from or distributions to stockholders, excluded from the determination of net income. For the six months ended June 30, 2005, the Company’s accumulated other comprehensive income decreased by $121,000 as a result of a reduction in the fair value of available for sale marketable securities.

(6)	Dividends

During the six month periods ended June 30, 2005 and June 30, 2004, 10% preferred stock dividends were declared equal to $234,000 and $223,000 respectively.

eXegenics Inc.
NOTES TO FINANCIAL STATEMENTS — (Continued)
(7)	Subscriptions Receivable

In May, 2001, the Company entered into a limited recourse note and pledge agreement with a former President and Chief Executive Officer (Dr. Ronald Goode) in connection with a stock subscription arrangement. The amount of this note is $300,000 plus 4.71% interest paid on a semi-annual basis. Dr. Goode failed to make the semi-annual interest payment due May 2005. The Company is in discussion with Dr. Goode relative to the interest payment due and the status of the note. During the second quarter period ended June 30, 2005, the Company created a reserve and the subscription receivable balance on June 30, 2005 is presented net, equal to the value of the underlying collateral.

(8)	Recently Issued Accounting Standards

In December 2004, the FASB issued FASB Staff Position 109-1, Application of FASB Statement No. 109, “Accounting for Income Taxes” (“SFAS No. 109”) to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004” (“FSP 109-1”). The American Jobs Creation Act of 2004 (the “Jobs Act”) enacted October 22, 2004, provides a tax deduction for income from qualified domestic production activities. FSP 109-1 provides the treatment for the deduction as a special deduction as described in SFAS No. 109. FSP 109-1 is effective prospectively as of January 1, 2005. The Company is currently evaluating the effect that the manufacturer’s deduction will have on the future results and has completed a preliminary evaluation of the impact the deduction for qualified production activities will have on its effective tax rate for 2005.

In December 2004, the FASB issued FASB Staff Position 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Action of 2004” (“FSP 109-2”), which provides guidance under SFAS No. 109 with respect to recording the potential impact of the repatriation provisions of the Jobs Act on enterprises’ income tax expense and deferred tax liability. FSP 109-2 states that an enterprise is allowed time beyond the financial reporting period of enactment to evaluate the effect of the Jobs Act on it plan for reinvestment or repatriation of foreign earnings for purposes of applying FASB Statement No. 109. The Company has not yet completed evaluating the impact of the repatriation provisions and has not adjusted its tax expense or deferred tax liability to reflect the repatriation provisions of the Jobs Act.

In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Retirement Obligations, an interpretation of FASB Statement No. 143” (“FIN 47”), which requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liabilities fair value can be reasonably estimated. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. The Company does not expect the adoption of this Interpretation to have a material impact on its consolidated financial statements.
In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections-a replacement of APB Opinion No. 20 and FASB Statement No. 3” (SFAS 154”). This Statement replaces APB Opinion No. 20, “Accounting Changes,” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS 154 requires retrospective application to prior periods’ financial statements for changes in accounting principle, unless it is impractical to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 also requires that a change in depreciation, amortization, or depletion method for long, non-financial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. SFAS is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company believes that adoption of the provisions of SFAS 154 will not have a material effect on the Company’s consolidated financial statements.

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

(9)	Subsequent Events

On or about July 2005 a registration statement filed by Intrac, Inc. was declared effective by the Securities and

Exchange Commission permitting the resale, by the Company, of the of Intrac, Inc. common stock.
On June 29, 2005, the Company and David E. Riggs mutually agreed that Mr. Riggs would relinquish his duties as President, Chief Executive and Chief Financial Officer of the Company. Chairman of the Board, John A. Paganelli assumed the role of Interim Chief Executive Officer and Interim Chief Financial Officer. On or about July 2005 the Company entered into a Separation Agreement with David Riggs (our former President, Chief Financial Officer and Chief Executive Officer).

On July 1, 2005, the Company Board of Directors appointed Dr. David F. Hostelley to the position of Chief Financial Officer.

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
     We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements. We record a reserve against a note and pledge agreement that was generated in connection with a stock subscription arrangement with a former President and Chief Executive Officer. The subscription receivable accounts are presented net of this reserve. We also record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event we were to determine that we would be able to realize deferred tax assets in the future in excess of its net recorded amount, an adjustment to the net deferred tax asset would increase income in the period such determination was made. Likewise, should we determine that we would not be able to realize all or part of our net deferred tax asset in the future, an adjustment to the net deferred tax asset would be charged to income in the period such determination was made.
RESULTS OF OPERATIONS
FOR THREE MONTHS ENDED JUNE 30, 2005 AND 2004
Revenue
     There were no revenues for the three months ended June 30, 2005 and June 30, 2004.

General and Administrative Expenses
     We incurred general and administrative expenses of $484,000 and $560,000 for the three months ended June 30, 2005 and 2004, respectively, a decrease of $76,000 or 14%. The decrease is attributable to the following: a $66,000 decrease in leased equipment, a $133,000 decrease in director and officer insurance premium expense, a $22,000 decrease in investor relations expenses, a $25,000 decrease in professional consulting fees, a $15,000 increase in legal and accounting expense, a $208,000 increase in miscellaneous expense was for the allowance recorded for Dr. Goode subscription receivable, a $149,000 decrease in other compensation and overhead expenses, and a $96,000 increase in connection with severance due David Riggs (our former President, Chief Executive Officer and Chief Financial Officer) pursuant to the terms of the Company’s separation agreement with Mr. Riggs. Most of the increase in compensation related to the acceleration of payments made to David Riggs in accordance with the terms of his employment agreement.
Interest Income
     Interest income was $50,000 and $29,000 for the three months ended June 30, 2005 and 2004, respectively. The increase was primarily due to increased interest rates.
Net Loss
     We incurred a net loss attributable to common shareholders of $434,000 and $531,000 for the three months ended June 30, 2005 and 2004, respectively. Net loss per common share was $0.03 and $0.03 for the three months ending June 30, 2005 and 2004, respectively.
FOR SIX MONTHS ENDED JUNE 30, 2005 AND 2004
Revenue
     There were no revenues for the six months ended June 30, 2005 and June 30, 2004.
General and Administrative Expenses
     We incurred general and administrative expenses of $815,000 and $1,329,000 for the six months ended June 30, 2005 and 2004, respectively, a decrease of $514,000 or 39%. The decrease is attributable to the following: a $57,000 decrease in leased equipment, a $267,000 decrease in director and officer insurance premium expense, a $26,000 decrease in investor relations expenses, a $81,000 decrease in professional consulting fees, a $8,000 decrease in business travel related expenses, a $71,000 decrease in legal and accounting expenses, and a $4,000 decrease in compensation and overhead expenses.
Interest Income [Net of Interest Expense]
     Interest income was $92,000, interest expense was $2,000, with a net interest income of $90,000, and $59,000 for the six months ended June 30, 2005 and 2004, respectively. The increase was primarily due to increased interest rates.
Net Loss
     We incurred a net loss attributable to common shareholders of $959,000 and $1,493,000 for the six months ended June 30, 2005 and 2004, respectively. Net loss per common share was $0.06 and $0.09 for the six months ending June 30, 2005 and 2004, respectively.

LIQUIDITY AND CAPITAL RESOURCES
     At June 30, 2005, we had cash and cash equivalents of approximately $8,292,000, inclusive of restricted cash of $175,000. During the six months ended June 30, 2005, net cash used in operating activities was $617,000. In addition, during the six months ended June 30, 2005, we received no cash from financing activities related to the exercise of stock options.
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
Item 4. Controls and Procedures
     An evaluation was carried out by the Company’s Interim Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s “Disclosure Controls and Procedures”. They have concluded that, given our limited operation, our Disclosure Controls and Procedures were effective. As such term is used above, the Company’s Controls and Procedures are controls and other procedures of the Company that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure Controls and Procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, as appropriate to allow timely decisions regarding required disclosure.
     Further, there were no significant changes in the internal controls over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the quarter ended June 30, 2005 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Labidi Proceeding
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
          None.
Item 3. Defaults Upon Senior Securities
          None.
Item 4. Submission of Matters to a Vote of Security Holders
          None.
Item 5. Other Information
On or about July 2005 a registration statement filed by Intrac, Inc. was declared effective by the Securities and Exchange Commission permitting the resale, by the Company, of the of Intrac, Inc. common stock
On June 29, 2005, the Company and David E. Riggs mutually agreed that Mr. Riggs would relinquish his duties as President, Chief Executive and Chief Financial Officer of the Company. Chairman of the Board, John A. Paganelli assumed the role of Interim Chief Executive Officer and Interim Chief Financial Officer. On or about July 2005 the Company entered into a Separation Agreement with David Riggs (our former President, Chief Financial Officer and Chief Executive Officer).
On July 1, 2005, the Company Board of Directors appointed Dr. David F. Hostelley to the position of Chief Financial Officer.
The Company is in discussions with Dr. Goode relative to the interest payment due May 2005 on his note with the Company and on the status of the note.

Item 6. Exhibits.

Exhibit 10.1	Separation Agreement dated July 26, 2005 between eXegenics, Inc. and David Riggs.

Exhibit 10.2	Agreement dated July 20, 2005 between the eXegenics, Inc. and David Hostelley.

Exhibit 31.1	Certification by John Paganelli, Chief Executive Officer, pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended June 30, 2005.

Exhibit 31.2	Certification by David Hostelley, Chief Financial Officer, pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended June 30, 2005.

Exhibit 32.1	Certification by John Paganelli, Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended June 30, 2005.

Exhibit 32.2	Certification by David Hostelley, Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended June 30, 2005.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

eXegenics Inc.

Date: August 15, 2005
/s/ John A. Paganelli

John A. Paganelli
Chairman of the Board,
Chief Executive Officer (Interim)

/s/ David Hostelley

David Hostelley
Chief Financial Officer

EXHIBIT INDEX

EXHIBIT
NUMBER	DESCRIPTION
Exhibit 10.1	Separation Agreement dated July 26, 2005 between eXegenics, Inc. and David Riggs.

Exhibit 10.2	Agreement dated July 20, 2005 between the eXegenics, Inc. and David Hostelley.

Exhibit 31.1	Certification by John A. Paganelli, Chief Executive Officer, pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended June 30, 2005.

Exhibit 31.2	Certification by David Hostelley, Chief Financial Officer, pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended June 30, 2005.

Exhibit 32.1	Certification by John A. Paganelli, Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended June 30, 2005.

Exhibit 32.2	Certification by David Hostelley, Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended June 30, 2005.