Form 10-Q
period 2005-09-30
eXegenics Inc
filed 2005-11-14
CIK 944809

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005.

OR

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____.

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No [_]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2): Yes [_] No [X]

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2): Yes [X] No [_]

As of November 11, 2005, the registrant had 16,877,818 shares of common stock outstanding.

PART I. FINANCIAL INFORMATION

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	14

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	14

Item 3.	Defaults Upon Senior Securities	14

Item 4.	Submission of Matters to a Vote of Security Holders	14

Item 5.	Other Information	14

Item 6.	Exhibits	14

Signatures		15

Exhibit Index		16

Exhibit 31.1	Certification by John A. Paganelli, Chief Executive Officer, pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended September 30, 2005.

Exhibit 31.2	Certification by David Hostelley, Chief Financial Officer, pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended September 30, 2005.

Exhibit 32.1	Certification by John A. Paganelli, Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended September 30, 2005.

Exhibit 32.2	Certification by David Hostelley, Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended September 30, 2005.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements:

eXegenics Inc.
BALANCE SHEETS
(in thousands except share data)
	September 30,	December 31,
	2005	2004
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$8,954	$8,734
Restricted cash	—	175
Marketable securities available for sale	54	1,124
Prepaid expenses and other current assets	122	35
Total current assets	9,130	10,068

Other assets	1	3
Total assets	$9,131	$10,071

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$22	$239
Total current liabilities	22	239

Total liabilities	22	239

Commitments and contingencies

Stockholders’ equity:
Preferred stock - $.01 par value, 10,000,000 shares authorized; 1,018,640 and 935,332 shares of Series A convertible preferred issued and outstanding (liquidation value $2,550,000 and $2,338,000)	10	9
Common stock - $.01 par value, 30,000,000 shares authorized; 16,879,225 and 16,869,031 shares issued	169	169
Additional paid-in capital	68,384	68,385
Accumulated other comprehensive income	54	1,124
Subscriptions receivable, net of reserve	(101)	(302)
Accumulated deficit	(56,070)	(56,216)
Treasury stock, 611,200 shares of common stock, at cost	(3,337)	(3,337)

Total stockholders’ equity	9,109	9,832

Total liabilities and stockholders’ equity	$9,131	$10,071

See Notes to Financial Statements.

eXegenics Inc.
STATEMENTS OF OPERATIONS
(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(unaudited)		(unaudited)

Revenue:	$—	$—	$—	$—

Operating Expenses:	—	—
General and administrative	194	399	1,008	1,728
	194	399	1,008	1,728

Operating loss	(194)	(399)	(1,008)	(1,728)

Other (income) expense	(1,065)	(31)	(1,154)	(90)

Income (loss) before provision (benefit) for taxes	871	(368)	146	(1,638)
Provision (benefit) for taxes	—	—	—	—
Net Income (loss)	871	(368)	146	(1,638)
Preferred stock dividend	—	—	(234)	(223)

Net income (loss) attributable to
to common shareholders	$871	$(368)	$(88)	$(1,861)

Net income (loss) per share-basic and diluted	$0.05	$(0.02)	$(0.01)	$(0.12)

Weighted average number of shares outstanding - basic and diluted	16,267	16,228	16,265	15,991

See Notes to Financial Statements.

eXegenics Inc.
STATEMENT OF CASH FLOWS
(in thousands)

	Nine Months Ended
	September 30,
	2005	2004
	(unaudited)
Cash flows from operating activities:
Net income (loss)	$146	$(1,638)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization
Reserve for subscription receivable	2	5
Value assigned to warrants, options and compensatory stock	201	(4)
Changes in:	—	138
Restricted cash
Prepaids and other assets	175	425
Accounts payable and accrued expenses	(87)	566
Net cash provided by (used in) operating activities	(217)	(778)
	220	(1,286)
Cash flows from financing activities:
Proceeds from option exercises
Net cash provided by financing activities	—	192
	—	192
NET INCREASE (DECREASE) IN CASH
Cash and cash equivalents at beginning of period	220	(1,094)
	8,734	10,132
CASH AND CASH EQUIVALENTS AT END OF PERIOD
	$8,954	$9,038

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

(2)	Cash, Cash Equivalents, Restricted Cash and Marketable Securities

The Company considers all non-restrictive, highly liquid short-term investments purchased with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents, which amount to $8,954,000 and $8,734,000 at September 30, 2005 and December 31, 2004, respectively, consist principally of interest-bearing cash deposits. Restricted cash, which amounts to $0 and $175,000 at September 30, 2005 and December 31, 2004, respectively, consists of certificates of deposits that are used as collateral for equipment leases.

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

The Company’s marketable securities consist of equity securities (common stock) in Javelin Pharmaceuticals, Inc. (formerly known as Intrac, Inc.). Javelin Pharmaceuticals, Inc. common stock is traded under the symbol JVPH. As of September 30, 2005 and December 31, 2004, the fair value of the Company’s investment in these securities was equal to approximately $54,000 and $1,124,000, respectively and corresponding unrealized gains were included as a component of other comprehensive income. The Company’s investments involve the risk of loss, price volatility and other uncertainties and, as such, the results of operations can vary substantially each year.

(3)	Loss Per Common Share

Basic and diluted loss per common share is based on the net loss increased by dividends on preferred stock divided by the weighted average number of common shares outstanding during the period. No effect has been given to outstanding options, warrants or convertible preferred stock in the diluted computation, as their effect would be antidilutive.

eXegenics Inc.

NOTES TO FINANCIAL STATEMENTS - (Continued)

(4)	Stock-Based Compensation

The Company accounts for stock-based compensation according to Accounting Principles Board Opinion No. 25 and the related interpretations under Financial Accounting Standards Board (“FASB”) Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation.” The Company adopted the required disclosure provisions under Statement of Financial Accounting Standards No. 148 and continues to use the intrinsic value method of accounting for stock-based compensation. No options to purchase shares of common stock were granted in return for consulting services for the nine months ended September 30, 2005 and September 30, 2004.

The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS Statement No. 123, Accounting for Stock-Based Compensation, to stock-based compensation.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004

Net profit (loss) attributable to common stockholders as reported	$871	$(368)	$(88)	$(1,861)

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(4)	(7)	(11)	(25)

Pro forma net profit (loss)	$867	$(375)	$(99)	$(1,886)

Earnings per share:

Basic and diluted-as reported	$0.05	$(0.02)	$(0.01)	$(0.12)

Basic-pro forma	$0.05	$(0.02)	$(0.01)	$(0.12)

(5)	Comprehensive Income

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive income and its components within the financial statements. Other comprehensive income is comprised of charges to stockholders’ equity, other than contributions from or distributions to stockholders, excluded from the determination of net income. For the nine months ended September 30, 2005, the Company’s accumulated other comprehensive income decreased by $1,070,000 as a result of the sale of 337,100 shares of Javelin Pharmaceuticals, Inc. common stock and the reduction in the fair value of available for sale marketable securities.

(6)	Other Income

For the nine months ended September 30, 2005, the Company’s other income increased by $1,088,000 as a result of selling 337,100 shares of Javelin Pharmaceuticals, Inc. common stock.

eXegenics Inc.

NOTES TO FINANCIAL STATEMENTS - (Continued)

(7)	Dividends

During the nine month periods ended September 30, 2005 and September 30, 2004, 10% preferred  stock dividends were declared equal to $234,000 and $223,000 respectively.

(8)	Subscriptions Receivable

In May, 2001, the Company entered into a limited recourse note and pledge agreement with a former President and Chief Executive Officer (Dr. Ronald Goode) in connection with a stock subscription arrangement. The principal amount of this note is $300,000 plus 4.71% interest paid on a semi-annual basis. Dr. Goode failed to make the semi-annual interest payment due May 2005. The Company is in discussions with Dr. Goode relative to the interest payment due and the status of the note. During the second quarter period ended June 30, 2005, the Company created a reserve and the subscription receivable balance on September 30, 2005 is presented net, equal to the value of the underlying collateral.

(9)	Recently Issued Accounting Standards

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

eXegenics Inc.

NOTES TO FINANCIAL STATEMENTS - (Continued)

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

eXegenics Inc.

NOTES TO FINANCIAL STATEMENTS - (Continued)

The Company currently expects to adopt SFAS 123R effective January 1, 2006, based on the new effective date announced by the SEC; however, the Company has not yet determined which of the aforementioned adoption methods it will use. In addition, the Company has not yet determined the financial statement impact of adopting SFAS 123R for periods beyond 2005.

(10)	Subsequent Events

On October 5, 2005 the jury, in the matter brought by Abdel Hakim Labidi (one of our former employees) against the Company, ruled in favor of Dr. Labidi determining that the Company converted certain biological research materials owned by Dr. Labidi, and the Company committed theft of biological materials owned by Dr. Labidi. The jury awarded Dr. Labidi a total of $600,000. The Company is reviewing this matter to determine the validity of appealing the decision of the jury. The final amount due by the Company to Dr. Labidi under such judgment is uncertain at this time, and as such no provision has been provided for in the financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

In this section, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” references to “we,”“us,”“our,” and “ours” refer to eXegenics Inc.

The following discussion should be read in conjunction with, and is qualified in its entirety by, the Financial Statements and the Notes thereto included in this report. This report contains certain forward-looking statements as that term is defined in the Private Securities Litigation Reform of 1995. Such statements are based on management’s current expectations and are subject to a number of factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. When used in this report the words “anticipate,”“believe,”“estimate,”“expect” and similar expressions as they relate to our management or us are intended to identify such forward-looking statements. Our actual results, performance or achievements could differ materially from those expressed in, or implied by, these forward-looking statements. Historical operating results are not necessarily indicative of the trends in operating results for any future period.

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

RESULTS OF OPERATIONS

FOR THREE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

Revenue

There were no revenues for the three months ended September 30, 2005 and September 30, 2004.

General and Administrative Expenses

We incurred general and administrative expenses of $194,000 and $399,000 for the three months ended September 30, 2005 and 2004, respectively, a decrease of $205,000 or 51%. The decrease is attributable to the following: a $2,000 increase in leased equipment, a $127,000 decrease in director and officer insurance premium expense, a $17,000 decrease in investor relations expenses, a $4,000 increase in professional consulting fees, a $3,000 increase in legal and accounting expense, a $66,000 decrease in compensation and overhead expenses, a $15,000 increase in Board of Directors fees, and a $19,000 decrease in corporate travel expenses as a result of no employees.

Interest Income

Interest income was $26,000 and $31,000 for the three months ended September 30, 2005 and 2004, respectively.

Other Income and Expenses

Other income and expenses was a profit of $1,039,000 and $0 for the three months ended September 30, 2005 and 2004, respectively. The increase was due to the sale by the Company of Javelin Pharmaceuticals, Inc. common stock.

Net Profit and Loss

We recognized a net profit attributable to common shareholders of $871,000 and a net loss of $368,000 for the three months ended September 30, 2005 and 2004, respectively. Net profit (loss) per common share was $0.05 and ($0.02) for the three months ending September 30, 2005 and 2004, respectively.

FOR NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

Revenue

There were no revenues for the nine months ended September 30, 2005 and September 30, 2004.

General and Administrative Expenses

We incurred general and administrative expenses of $1,008,000 and $1,728,000 for the nine months ended September 30, 2005 and 2004, respectively, a decrease of $720,000 or 42%. The decrease is attributable to the following: a $55,000 decrease in leased equipment expenses, a $394,000 decrease in director and officer insurance premium expense, a $44,000 decrease in investor relations expenses, a $69,000 decrease in professional consulting fees, a $28,000 decrease in business travel related expenses, a $77,000 decrease in legal and accounting expenses, a $132,000 decrease in compensation and overhead expenses and a $79,000 increase in other miscellaneous expenses.

Interest Income

Interest income was $116,000, and $90,000 for the nine months ended September 30, 2005 and 2004, respectively. The increase was primarily due to increased interest rates.

Other Income and Expenses

Other income and expenses was a net profit of $1,039,000 and $0 for the nine months ended September 30, 2005 and 2004, respectively. The increase was due to the sale by the Company of Javelin Pharmaceuticals, Inc. common stock.

Net Loss

We incurred a net loss attributable to common shareholders of $88,000 and $1,861,000 for the nine months ended September 30, 2005 and 2004, respectively. Net loss per common share was $0.01 and $0.12 for the nine months ending September 30, 2005 and 2004, respectively.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2005, we had cash and cash equivalents of approximately $8,954,000. During the nine months ended September 30, 2005, net cash provided by operating activities was $220,000. In addition, during the nine months ended September 30, 2005, we received no cash from financing activities related to the exercise of stock options.

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

Further, there were no significant changes in the internal controls over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the quarter ended September 30, 2005 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item1.  Legal Proceedings

We are not a party to any litigation in any court, and management is not aware of any contemplated proceeding by any governmental authority or individual against us which had a material development during the period covered by this report. Please see Item 5 below for recent developments on the litigation between the Company and Dr. Labidi.

Item2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information

On October 5, 2005 the jury, in the matter brought by Abdel Hakim Labidi (one of our former employees) against the Company, ruled in favor of Dr. Labidi determining that the Company converted certain biological research materials owned by Dr. Labidi, and the Company committed theft of biological materials owned by Dr. Labidi. The jury awarded Dr. Labidi a total of $600,000. The Company is reviewing this matter to determine the validity of appealing the decision of the jury.

Item 6. Exhibits

Exhibit 31.1	Certification by John Paganelli, Chief Executive Officer, pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended September 30, 2005.

Exhibit 31.2
Certification by David Hostelley, Chief Financial Officer, pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended September 30, 2005.

Exhibit 32.1	Certification by John Paganelli, Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended September 30, 2005.

Exhibit 32.2	Certification by David Hostelley, Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended September 30, 2005.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

eXegenics Inc.

Date: November 11, 2005
/s/ John A. Paganelli
John A. Paganelli Chairman of the Board, Chief Executive Officer (Interim)

/s/ David Hostelley
David Hostelley Chief Financial Officer

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION

Exhibit 31.1	Certification by John A. Paganelli, Chief Executive Officer, pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended September 30, 2005.

Exhibit 31.2	Certification by David Hostelley, Chief Financial Officer, pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended September 30, 2005.

Exhibit 32.1	Certification by John A. Paganelli, Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended September 30, 2005.

Exhibit 32.1
Certification by John A. Paganelli, Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended September 30, 2005.