Form 10-K
period 2005-12-31
eXegenics Inc
filed 2006-03-31
CIK 944809

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
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
Common Stock, $0.01 Par Value Per Share
(Title of Class)

Indicate by checkmark if the registrant is a well known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by checkmark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check One).

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-accelerated Filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐  No ☒

The aggregate market value of the registrant’s voting stock held by non-affiliates of the registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) on June 30, 2005 was $4,827,613 based on the last sale price as reported by OTC Bulletin Board.

As of March 29, 2006 the registrant had 16,878,090 shares of common stock outstanding.

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

PART I

Item 1. Business

General

eXegenics Inc., formerly known as Cytoclonal Pharmaceutics Inc. (the “Company”), was previously involved in the research, creation, and development of drugs for the treatment and/or prevention of cancer and infectious diseases. We have historically operated as a drug discovery company, exploiting new enabling technologies to advance and shorten the new drug development cycle. We completed the termination of all research activities. All scientific staff and administrative positions were eliminated and all of our research and development activities were terminated.

Our Board and management are focused on redeploying the remaining residual assets of the Company. The Board has established a committee to study strategic direction and identify potential business opportunities and the Company’s objective continues to be to redeploy its assets and actively pursue new business opportunities.

On June 29, 2005 the Company and David E. Riggs mutually agreed that Mr. Riggs would relinquish his duties as President, Chief Executive and Chief Financial Officer of the Company. Chairman of the Board, John A. Paganelli, assumed the role of Interim Chief Executive Officer. On July 1, 2005 David Hostelley was named Chief Financial Officer of the Company.

Patents, Licenses and Proprietary Rights

Prior to the termination of all of our research and development programs, our policy was to protect technology that we consider important in the development of our business by, among other things, filing patent applications for such technology. As we have terminated all drug discovery operations we have not incurred expenses in maintaining any of our prior patents. Thus any of our patents may be subject to challenge and we may lose our rights to such.

License Agreements

During 2004 and 2005 we did not receive any revenues from the Intellectual Property Assignment Agreement with NLC Pharma, Inc. The Company did not earn any revenue under this agreement during 2005, nor does it anticipate receiving any revenues from this agreement in future years.

Competition

As we have terminated all research and development programs we do not anticipate developing any potential products.

Insurance

  We have indemnification agreements with our former directors, in addition to the rights to indemnification afforded such individuals in our bylaws. The indemnification agreements require us to maintain directors' and officers' liability insurance covering at the then current levels of coverage for these individuals for a period from the date of such agreements until six years after the last date on which the individual ceases to be a director, officer, employee, agent or fiduciary of the Company. There can be no assurance that we will be able to obtain, maintain or increase our insurance coverage in the future on acceptable terms or that any claims against us will not exceed the amount of such coverage.

Employees

On June 29, 2005 the Company and David E. Riggs mutually agreed that Mr. Riggs would relinquish his duties as President, Chief Executive and Chief Financial Officer of the Company. Chairman of the Board, John A. Paganelli, assumed the role of Interim Chief Executive Officer. On July 1, 2005 David Hostelley was named Chief Financial Officer of the Company.

We engage independent contractors and temporary employees to perform certain administrative tasks. Although we believe that we have been successful to date in attracting skilled, highly qualified personnel, competition for personnel is intense and we cannot assure that we will be able to attract and retain highly qualified personnel. We do not expect any future employees to be governed by any collective bargaining agreement.

Factors That May Affect Financial Condition and Future Results

We completed the wind down of our drug discovery operations. We continue to be focused on redeploying the remaining residual assets of the Company. The following cautionary statements discuss important factors that could cause actual results to differ materially from the projected results contained in the forward-looking statements in this report.

Liquidity and Capital Resources

At December 31, 2005 we had cash, cash equivalents and investments of approximately $8,901,000. Our future capital needs are uncertain. The Company may or may not need additional financing in the future to fund any potential transaction the Company may enter into, a determination to be made when the Company implements its new business strategy. We do not know whether additional financing will be available when needed, or that, if available, we will obtain financing on terms favorable to our stockholders.

Our Stock

The market price of our stock may be negatively affected by market volatility. The following factors, in addition to other risk factors described in this section, may have a significant impact on the market price of our securities:

- announcements we make concerning new business development activities;

- announcements we make concerning our use of cash to maintain our dormant operations;

- regulatory developments in the United States and foreign countries;

- our common stock being quoted on the OTC Bulletin Board;

- current and new litigation requiring further use of our cash; or

- economic and other external factors or other disasters or crises.

Research and Development Activities

As we have terminated all research and development activities we did not incur any research and development expenses during fiscal 2005 and 2004 respectively.

Item 1A. Risk Factors

The risks described below are not the only ones we face. Additional risks that we do not yet know of or that we currently think are immaterial may also impair our business operations. If any of the following risks actually occur, our business, operating results or financial condition could be materially harmed. Investors should also refer to the other information set forth in this Form 10-K, including the financial statements and the notes thereto.

We May in the Future make Acquisitions, which Involve Numerous Risks

Our objective continues to be to redeploy our assets and actively pursue new business opportunities. As such, we will be subject to numerous risks, including the following:

•	The benefits of any potential business opportunity not materializing as planned or not materializing within the time periods or to the extent anticipated;

•	The possibility that the Company will pay more than the value it derives from any potential business opportunity;

•	The assumption of certain known and unknown liabilities of any potential business opportunity;

•	Risks of entering markets in which the Company has no or limited direct prior experience; and

Any business opportunity we pursue will involve a high degree of business and financial risk, which can result in substantial losses for us. There is generally going to be no publicly available information about the companies which we intend to pursue, and we rely significantly on the diligence of our employees and agents to obtain information. If we are unable to identify all material information about these companies, among other factors, we may fail to receive the value we had expected. In addition, these businesses may have short operating histories, narrow product lines, small market shares and less experienced management than their competition and may be more vulnerable to customer preferences, market conditions, loss of key personnel, or economic downturns. Depending upon the ultimate structure of any such transaction, we may be subject to the risk that such a company may make a business decision that does not prove to be profitable for the Company.

Our search for new business opportunities also may be affected by current and future market conditions. In addition, significant changes in the capital markets could have an effect on the valuations of companies and on the potential for liquidity events involving such companies.

The Business Opportunity We Pursue Could Materially and Adversely Affect Our Results of Operations and Our Stock Price.

Even if we locate a business opportunity, the closing of any such transaction will be subject to certain conditions, including us obtaining shareholder approval. We cannot provide assurance that the necessary approvals will be obtained, or that we will be able to successfully consummate such transaction.

If we do not successfully locate a suitable business opportunity:

•	the market price of our common stock may decline;
•	we will continue to incur costs, including legal, accounting, financial advisory and other costs relating to us being a public company and our ongoing search for a suitable business opportunity; and
•
we may experience a negative reaction if we do not locate a suitable business opportunity, or if the Board of Directors does recommend a proposal to our shareholders which is not approved, or if such transaction is approved by our shareholders and does not produce anticipated results.

The occurrence of any of these events individually or in combination could have a material adverse effect on our results of operations and our stock price.

Any Business Opportunity We Pursue May Result in a Change of Control and Our Current Management May not Have Any Power to Influence Us After the Closing of any such Transaction

Any transaction that we engage may result in the owners and management of such company having actual or effective operating control of us. The owners and management of such company will have the right to appoint their own officers and directors, and our current management will have no ability to influence future business decisions.

Currently, There is No Agreement for Any Potential Transaction and No Minimum Guidelines Have Been Established

The Company has no current arrangement, agreement or understanding with respect to engaging in a transaction with any specific entity. We cannot guarantee that the Company will be successful in identifying and evaluating any suitable business opportunities or in concluding a transaction. We have not selected any particular industry or specific business within an industry as a potential target company. The Company has not established any criteria, including a specific length of operating history or a specified level of earnings, assets, and/or net worth, which it will require a company to have achieved, or without which the Company would not consider a transaction with such business entity. Accordingly, the Company may enter into a transaction with a business entity having no significant operating history, losses, limited or no potential for immediate earnings, limited assets, negative net worth or other negative characteristics. We cannot guarantee you that the Company will be able to negotiate a transaction on terms favorable to the Company.

Any Business Opportunity We Pursue Will Possibly Dilute the Value of the Company’s Securities.

Any transaction we pursue will involve the issuance of a significant number of additional shares of the Company's common stock. Depending upon the value of the business, the per share value of the Company's common stock may increase or decrease, perhaps significantly. Any transaction involving the issuance of the Company's common stock may result in shareholders of a target company obtaining a controlling interest in the Company.

Any Transaction We Pursue May Result in Unfavorable Taxation to the Company

Federal and state tax consequences will, in all likelihood, be major considerations in any business opportunity we may pursue. Currently, such transactions may be structured so as to result in tax-free treatment to both companies, pursuant to various federal and state tax provisions. The Company intends to structure any transaction so as to minimize the federal and state tax consequences to the Company. However, there can be no assurance that such business opportunity will meet the statutory requirements of a tax-free reorganization or that the parties will obtain the intended tax-free treatment upon a transfer of stock or assets. A non-qualifying reorganization could result in the imposition of both federal and state taxes which may have an adverse effect on both parties to the transaction and their shareholders.

Certain of the Company’s Charter Provisions and Delaware Law May Prevent or Deter Potential Business Opportunities

The Company’s Certificate of Incorporation, as amended and restated (the “Certificate of Incorporation”), Bylaws (“Bylaws”) Shareholders Rights Agreement, and certain provisions of Delaware law contain certain provisions that may have the effect of discouraging, delaying or preventing us from pursuing a potential business opportunity proposal that a stockholder might consider favorable. The anti-takeover effect of these provisions may also have an adverse effect on the public trading price of the Company’s common stock.

Section 404 and Other Recently Enacted Regulatory Changes Have Caused, and Will Continue to Cause the Company to Incur Increased Costs and Operating Expenses and May Make it More Difficult for the Company to Successfully Pursue New Business Opportunities

The Sarbanes-Oxley Act of 2002 and recently enacted rules of the SEC have caused the Company to incur significant increased costs as it implements and responds to new requirements. In particular, the rules governing the standards that must be met for management to assess its internal controls over financial reporting under Section 404 are new and complex, and require significant documentation, testing and possible remediation. This ongoing process of reviewing, documenting and testing the Company’s internal controls over financial reporting has resulted in, and will likely continue to result in, a significant strain on the Company’s management, information systems and resources. Furthermore, achieving and maintaining compliance with Sarbanes-Oxley and other new rules and regulations has required the Company to hire additional personnel and has and will continue to require it to use additional outside legal, accounting and advisory services.

Any new business opportunity pursued by the Company will also put a significant strain on its management, information systems and resources, which will require implementation of any changes necessary to maintain effective internal controls over financial reporting.

Changes in, or Interpretations of, Accounting Rules and Regulations Could Result in Unfavorable Accounting Charges

The Company prepares its consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. These principles are subject to interpretation by the Securities and Exchange Commission (the “SEC”) and various bodies formed to interpret and create appropriate accounting policies. A change in these policies can have a significant effect on the Company’s reported results and may even retroactively affect previously reported transactions.

Our Common Stock Price May be Volatile, Which Could Result in Substantial Losses for Stockholders

The market price of shares of the Company’s common stock has been and is likely to continue to be highly volatile and may be significantly affected by factors such as the following:

•	Actual or anticipated fluctuations in its operating results;

•	Changes in the economic and political conditions in the United States and abroad;

•	Terrorist attacks, war or the threat of terrorist attacks and war;

•	Developments in ongoing litigation;

•	Failure to comply with the requirements of Section 404 of the Sarbanes-Oxley Act;

•	Price and volume fluctuations in the stock market;

Item 1B. Unresolved Staff Comments

       Not applicable.

Item 2. Properties

Our corporate offices are located at 1250 Pittsford-Victor Road, Building 200, Suite 280, Pittsford, New York 14534. The Company leases this office space from RFG Associates, an entity in which John A. Paganelli, chairman of the Board of Directors, and Interim Chief Executive Officer of the Company, is an equity owner. Monthly rent is $625 and is cancelable by either party upon thirty (30) days notice. We incurred rent expense and of approximately $10,000 in 2005 and $20,000 in 2004, respectively.

Item 3. Legal Proceedings

Labidi Proceeding. On October 5, 2005, in the matter brought by Abdel Hakim Labidi (one of our former employees) against the Company, a jury ruled in favor of Dr. Labidi determining that the Company converted certain biological research materials owned by Dr. Labidi, and the Company committed theft of biological materials owned by Dr. Labidi. The jury awarded Dr. Labidi a total of $600,000. Dr. Labidi has moved the Court to award attorney fees and interest on the jury’s award. We await a decision from the Court on this motion. The Company is reviewing this matter to determine the validity of appealing the decision of the jury. The final amount due by the Company to Dr. Labidi under such judgment is likely to be between $250,000 and $750,000, however the Company has provided for a reserve of $250,000 in the financial statements.

Weiss Litigation. On April 12, 2005 the judge, in a ruling from the bench, dismissed the lawsuit filed by The M& B Weiss Family Limited Partnership of 1996 with prejudice.

Item 4. Submission of Matters to a Vote of Security Holders

During the fourth quarter of the fiscal year represented by this report, the Company did not present any matters to be voted upon by its shareholders.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Repurchases of Equity Securities

Common Stock

Our Common Stock is listed for trading on the Over the Counter Bulletin Board. The following table shows the highest and lowest actual trades of our common stock, on a per share basis, during each quarterly period within the two most recent fiscal years, as reported by the National Association of Securities Dealers. Such prices reflect inter-dealer quotations, without adjustment for any retail markup, markdown or commission.

	High	Low
2004:
First Quarter	$1.09	$0.68
Second Quarter	1.32	0.55
Third Quarter	0.85	0.35
Fourth Quarter	0.70	0.21
2005:
First Quarter	$0.45	$0.32
Second Quarter	0.47	0.35
Third Quarter	0.44	0.36
Fourth Quarter	0.46	0.39

On March 29, 2006 the last sale price of our common stock was $0.41.

Stockholders

As of March 28, 2006, there were approximately 151 holders of record of our common stock and, according to our estimates, approximately 2,997 beneficial owners of our common stock.

Dividends

We have not paid cash dividends to our common stockholders since our inception and do not plan to pay cash dividends in the foreseeable future. We currently intend to retain earnings, if any.

Recent Sales of Unregistered Securities

During the year ended December 31, 2005 we granted options to purchase an aggregate of 80,000 shares of common stock to employees and directors with a weighted average exercise price of $0.40 per share. All options issued during 2005 were granted with an exercise price equal to the fair market value of our common stock on the date of grant.

Equity Compensation Plan Information
As of December 31, 2005

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column(a)) (c)
Equity compensation plans approved by security holders	905,000	$3.37	3,345,000
Equity compensation plans not approved by security holders (1)	290,000	$0.75	N/A

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

eXegenics Inc.
SELECTED FINANCIAL DATA

	Year Ended December 31,
	2005	2004	2003	2002	2001
Statement of Operations Data
Revenue	$—	$—	$13,000	$562,000	$1,333,000
Research and development	—	—	154,000	3,948,000	4,843,000
General and administrative expenses	1,438,000	2,051,000	2,938,000	4,770,000	6,448,000
Expenses related to strategic redirection	—	—	653,000	864,000	560,000
Merger, tender offers and consent solicitation expenses	—	—	2,233,000	2,010,000	—
Operating loss	(1,438,000)	(2,051,000)	(5,965,000)	(11,030,000)	(10,518,000)
Gain on disposition	—	—	—	4,000	274,000
Gain on sale of investments (net)	1,064,000	—	—	—	—
Interest income	190,000	127,000	174,000	686,000	1,383,000
Interest expense	(2,000)	(2,000)	(2,000)	(18,000)	(6,000)
Loss before tax benefit and cumulative effect of a change in accounting principle	(186,000)	(1,926,000)	(5,793,000)	(10,358,000)	(8,867,000)
Tax benefit	—	—	—	—	82,000
Net Loss	(186,000)	(1,926,000)	(5,793,000)	(10,358,000)	(8,785,000)
Preferred Stock
Dividend	(234,000)	(223,000)	(207,000)	(169,000)	(180,000)
Net loss attributable to common stockholders	$(420,000)	$(2,149,000)	$(6,000,000)	$(10,527,000)	$(8,785,000)
Basic and diluted loss per common share	$(0.03)	$(0.13)	$(0.38)	$(0.67)	$(0.57)

	December 31,
	2005	2004	2003	2002	2001
Balance Sheet Data
Total assets	$9,000,000	$10,071,000	$11,342,000	$17,515,000	$27,625,000
Working capital	8,723,000	9,829,000	10,296,000	15,924,000	24,949,000
Stockholders’ equity	$8,723,000	$9,832,000	$10,304,000	$16,074,000	$26,121,000

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

Our Board is focused on redeploying the remaining residual assets of the Company. The Board and management have established a committee to study strategic direction and identify potential business opportunities. The lawsuit filed by The M&B Weiss Family Limited Partnership of 1996 was dismissed on April 12, 2005. The Company faces potential liability of at least $600,000 (exclusive of interest and legal fees, which have been requested by Dr. Labidi, but not yet determined by the Court) in connection with the judgment rendered against the Company in the lawsuit filed by Dr. Labidi. On June 29, 2005 the Company and David E. Riggs mutually agreed that Mr. Riggs would relinquish his duties as President, Chief Executive and Chief Financial Officer of the Company. Chairman of the Board John A. Paganelli, assumed the role of Interim Chief Executive Officer. On July 1, 2005 Dave Hostelley was named Chief Financial Officer of the Company. Our objective in 2006 is to redeploy our assets and actively pursue new business opportunities. After taking into account the interest earned on our investments ($25,000 to $30,000 per month) we expect to use between $40,000 and $55,000 per month in 2006 in furtherance of these objectives. This calculation includes $250,000 in the potential liability faced by the Company in the judgment rendered against the Company in the suit filed by Dr. Labidi.

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

The Company periodically evaluates the collectability of the subscription receivable and adjusts an allowance sufficient to ensure that the net balance is equal to the value of the underlying collateral.

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

Results of Operations

Fiscal Year Ended December 31, 2005 Compared to Fiscal Year Ended December 31, 2004

Revenues

We recognized $0 from license, research and development revenues during fiscal 2005 and 2004. There was no license, research and development revenue as a result of the Company exiting the drug discovery business and termination of related research and development activities. There were no operations in 2005.

Research and Development Expenses

We incurred research and development expenses of $0 during fiscal 2005 and fiscal 2004. This was a result of the Company exiting the drug discovery business and termination of related research and development activities.

General and Administrative Expenses

General and administrative expenses for fiscal 2005 were $1,438,000 compared to $2,051,000 for fiscal 2004, a decrease of $613,000 or 42%. General and administrative expenses decreased primarily as a result of the termination of drug discovery operations. Significant variances in fiscal 2005, compared to fiscal 2004, were as follows: professional consulting fees declined by $60,000, headcount related expenses, primarily salaries, travel and entertainment, health insurance, employee relations and office expenses declined by $210,000, investor and public relations expense declined by $44,000 and insurance, primarily directors and officers liability insurance expense declined by $435,000, tax expense, mainly franchise tax declined by $49,000, legal fees declined by $61,000, leased equipment declined by $60,000, Board of Directors fees and travel expenses declined by $110,000, audit fees declined by $35,000, an increase of $250,000 for the reserve established in connection with the pending lawsuit with Dr. Labidi, and an increase of $201,000 for the allowance recorded against the subscriptions receivable.

Merger, Tender Offers and Consent Solicitation Expenses

In 2005 and 2004, we recognized an aggregate of $0 in expenses related to merger, tender offers and consent solicitation activities.

Expenses Related to Strategic Redirection

As a result of our decision to redirect our business strategy, we incurred $0 and $5,000 in costs associated with expenses from operations terminated in fiscal 2005 and 2004, respectively. Cash disbursements made during fiscal 2004 against a previously established restructuring reserve included $90,000 for severance payments, $87,000 for terminated operating lease obligations, and $16,000 for equipment and facilities relocation. No expenses were recognized in 2005 or 2004 for the Company’s Strategic Redirection.

Interest Income

Interest income for fiscal 2005 was $190,000 as compared to $127,000 for fiscal 2004, an increase of $63,000 or 50%. The increase in interest income was due to higher interest rates and increased investable balances resulting from the appreciation in value and ultimate sale of Javelin Pharmaceuticals, Inc. common stock.

Other Income and Expenses

Other Income and expenses was a profit of $1,062,000 during fiscal year 2005 and $2,000 during fiscal year 2004. The increase was due to the appreciation and sale, by the Company, of Javelin Pharmaceuticals, Inc. common stock.

Net Loss

We incurred net losses of $186,000 during fiscal 2005 and $1,926,000 during fiscal 2004. The decrease in net loss of $1,740,000 or 90% is a result of the aforementioned sale of investments. Net loss per common share for fiscal 2005 was $0.03 and for fiscal 2004 was $0.13.

Fiscal Year Ended December 31, 2004 Compared to Fiscal Year Ended December 31, 2003

Revenues

We recognized $0 from license, research and development revenues during fiscal 2004, compared to $13,000 for fiscal 2003, a decrease of $13,000 or 100%. The decrease was a result of the Company exiting the drug discovery business and termination of related research and development activities.

Research and Development Expenses

We incurred research and development expenses of $0 during fiscal 2004 and $154,000 during fiscal 2003, a year-to-year decrease of $154,000 or 100%. The decrease was a result of the Company exiting the drug discovery business and termination of related research and development activities. Significant contributions to the overall decrease were as follows: $92,000 decrease in research salaries and payroll, $3,000 decrease in expenses for research consultants, $29,000 decline in lease expenses, maintenance and depreciation, $382,000 decrease in research services and materials, $16,000 decrease in travel and entertainment, health insurance and other headcount related expenses and $14,000 decline in laboratory supplies.

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

Expenses Related to Strategic Redirection

As a result of our decision to redirect our business strategy, we incurred costs of $5,000 in expenses from operations terminated in fiscal 2004, Cash disbursements made during fiscal 2004 against a previously established restructuring reserve included $90,000 for severance payments, $87,000 for terminated operating lease obligations, and $16,000 for equipment and facilities relocation. We recognized $0 in expenses related to Strategic Redirection in 2004.

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

Liquidity and Capital Resources

At December 31, 2005 we had cash, cash equivalents and investments of approximately $8,901,000. During 2005, we used approximately $1,000,000 to fund our operating activities. Restricted cash was pledged as collateral in support of leases of laboratory equipment. In connection with the termination of our drug discovery research programs, we repurchased equipment subject to a capital lease agreement. In August 2005, in conjunction with the return of remaining lease obligations, the lessor of this equipment released $175,000 of the held collateral. In addition, in 2005 the Company received proceeds of approximately $1,064,000 from the sale of Javelin Pharmaceuticals, Inc shares of common stock.

The Company faces potential liability of at least $600,000 (exclusive of interest and legal fees, which have been requested by Dr. Labidi, but not yet determined by the Court) in 2006 in connection with the judgment rendered against the Company in the lawsuit filed by Dr. Labidi. In connection with this potential liability the Company has recorded a reserve for $250,000.

After taking into account the interest earned on our investments ($25,000 to $30,000 per month) we expect to use between $40,000 and $55,000 per month in 2006 in furtherance of these objectives. This calculation includes $250,000 in the potential liability faced by the Company in the judgment rendered against the Company in the suit filed by Dr. Labidi. Our future capital needs are uncertain. The Company may or may not need additional financing in the future to fund operations, a determination to be made when the Company adopts its new business strategy. We do not know whether additional financing will be available when needed, or that, if available, we will obtain financing on terms favorable to our stockholders.

Recent Accounting Pronouncement

We believe that the adoption of the following accounting standard will not have a material impact on our financial statements.

In December 2004, the FASB issued SFAS No. 123R, “Share-based Payment.” SFAS No. 123R is a revision of SFAS No. 123, “Accounting for Stock Based Compensation”, and supersedes APB 25. Among other items, SFAS 123R eliminates the use of APB 25 and the intrinsic value method of accounting, and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards, in the financial statements. The effective date of SFAS 123R is January 1, 2006, for calendar year companies.

SFAS 123R permits companies to adopt its requirements using either a “modified prospective” method, or a “modified retrospective” method. Under the “modified prospective” method, compensation cost recognized in the financial statements beginning with the effective date, based on the requirements of SFAS 123R for all share-based payments granted after that date, and based on the requirements of SFAS 123 for all unvested awards granted prior to the effective date of SFAS 123R. Under the “modified retrospective” method, the requirements are the same as under the “modified prospective” method, but also permits entities to restate financial statements of previous periods based on proforma disclosures made in accordance with SFAS 123.

Off Balance Sheet Arrangements

The Company has no off balance sheet arrangements.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

In September 2005 the Company replaced its then current Independent Registered Public Accounting Firm BDO Seidman, LLP with Rotenberg & Co., LLP. There were no disagreements with our Independent Registered Public Accounting Firm’s accounting and financial disclosure for the period covered by this Report.

Item 9A. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

An evaluation was carried out by the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s "Disclosure Controls and Procedures". The Chief Executive Officer and Chief Financial Officer have concluded that, given our limited operations, our Disclosure Controls and Procedures were effective. As such term is used above, the Company’s Controls and Procedures are controls and other procedures of the Company that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure Controls and Procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company's management, including its officers as appropriate to allow timely decisions regarding required disclosure.

(b)	Internal Control Over Financial Reporting

There are no changes in our Internal Control Over Financial Reporting during the fourth quarter of 2005.

Item 9B. Other Information.

There is no information required to be disclosed in a report on Form 8-K during the fourth quarter of the fiscal year covered by this Form 10-K but not reported.

PART III

Item 10. Directors and Executive Officers of the Registrant

Board of Directors

Set forth below are the names of the persons currently serving as a director, their ages, their offices in the Company, if any, their principal occupations or employment for the past five years, the length of their tenure as directors and the names of other public companies in which such persons hold directorships.

Name	Age	Position with the Company
John A. Paganelli	71	Director, Chairman of the Board, Interim Chief Executive Officer
Robert A. Baron	65	Director
Robert Benou	71	Director
David Lee Spencer, M.D.	61	Director

 John A. Paganelli was President and Chief Executive Officer of Transamerica Life Insurance Company of New York from 1992 to 1997. Since 1987, Mr. Paganelli has been a partner in RFG Associates, a financial planning organization. Mr. Paganelli is the Managing Partner of Pharos Systems Partners, LLC, a company formed to raise capital to purchase the controlling interest in Pharos Systems International, a software development company. Mr. Paganelli is Chairman of the Board of Pharos Systems International. He was Vice President and Executive Vice President of PEG Capital Management, an investment advisory organization, from 1987 until 2000. From 1980 to January 2003, Mr. Paganelli was an officer and director-shareholder of Mike Barnard Chevrolet, Inc., an automobile dealership. Mr. Paganelli was on the Board of Directors of Mid Atlantic Medical Services, Inc. from 1999 until 2005. Mid Atlantic was listed on the New York Stock Exchange and through its wholly owned subsidiaries is in the business of selling various forms of health insurance. Mr. Paganelli is also on the Board of Directors of Mid Atlantic's subsidiary, MAMSI Life and Healthy Insurance Company. Mr. Paganelli holds an A.B. from Virginia Military Institute. In 2005 Mid Atlantic Medical Services, Inc. was acquired by UnitedHealth Group, Inc.

Robert A. Baron was the President of Cash City, Inc. since 1999. Cash City is a payday advance and check cashing business. Since November 2004 Mr. Baron has been a director of Hemobiotech, Inc. From 1997 to 1999 Mr. Baron was the President of East Coast Operations for CSS/TSC, Inc., a distributor of blank t-shirts and fleece and accessories and a subsidiary of Tultex, Inc., a publicly held company. From 1986 to 1997, Mr. Baron was the chairman of T shirt City, Inc., a privately held company. From 1993 to 1997, Mr. Baron was a member of the Board of Directors of Suburban Bank Corp. When Mr. Baron was on Suburban’s board, its common stock was traded on Nasdaq. Mr. Baron has a B.S. in Business from Ohio State University.

Robert S. Benou has been a director of Conolog Corporation, a publicly held company that provides engineering technical personnel placement and manufactures a line of digital signal processing systems, since 1968 and served as its President from 1968 until May 2001 when he was elected Conolog’s Chairman and Chief Executive Officer. Mr. Benou has also been a member of the Board of Directors of Diversified Security Solutions, Inc., since June 2001. Diversified Security Solutions, Inc. is a publicly held company that is a single-source/turn-key provider of technology-based security solutions for medium and large companies and government agencies. Mr. Benou is also a member of Diversified Security Solutions' audit committee. Mr. Benou is a graduate of Victoria College and holds a BS degree from Kingston College, England and a BSEE from Newark College of Engineering, in addition to industrial management courses at Newark College of Engineering.

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

Committees of the Board of Directors and Meetings

  Committee Structure. During fiscal 2005, the Board of Directors had three permanent committees (Audit Committee, Compensation Committee and Nominating Committee) and one ad hoc committee (Business Opportunities Search Committee).

Meeting Attendance. During the fiscal year ended December 31, 2005, there were seven meetings of our Board, and the various committees met formally a total of four times. All directors attended a majority of the Board and of committees of the Board on which he served during fiscal 2005.

Audit Committee. Our Audit Committee met four times during fiscal 2005. This committee consists of three members, Robert Benou, Robert Baron and Dr. David Spencer. Our Audit Committee reviews the engagement of our independent accountants, reviews annual financial statements, considers matters relating to accounting policy and internal controls and reviews the scope of annual audits. Mr. Benou, Mr. Baron and Dr. Spencer are “independent” as defined by current National Association of Securities Dealers’ listing standards. The Board has determined that Robert Benou is qualified as a financial expert serving on our Audit Committee.

Compensation Committee. Our Compensation Committee held no meetings during fiscal 2005. Robert Baron served as Chairman and Dr. David Spencer served as committee members. The Compensation Committee reviews, approves and makes recommendations regarding our compensation policies, practices and procedures to ensure that legal and fiduciary responsibilities of the Board of Directors are carried out and that such policies, practices and procedures contribute to our success.

Nominating Committee. During fiscal year 2005 our Nominating Committee held no meetings. The committee’s role, following consultation with all other members of the Board of Directors, was to make recommendations to the full Board as to the size and composition of the Board and to make recommendations as to particular nominees. The Nominating Committee has one sitting member at this time, Dr. David Spencer. Given there was one member of the Nominating Committee the entire Board of Directors served in the capacity of the Nominating Committee during 2005.

Compensation Committee Interlocks and Insider Participation. None of the members of our current Compensation Committee serve as a member of the Board of Directors or Compensation Committee of any entity that has one or more executive officers serving as a member of our Board of Directors or Compensation Committee.

Code of Ethics

We have adopted a code of ethics that applies to our directors and executive officer. If we make any substantive amendment to our code of ethics or grant any waiver from a provision of the code of ethics to our Chief Executive Officer or Chief Financial Officer, including an implicit waiver, we intend to satisfy the information disclosure requirements under Item 10 of Form 8-K regarding such amendment or waiver. No such waivers or amendments were granted during 2005.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s officers and directors, and persons who own more than ten percent of the Company’s common stock to file reports of ownership and changes in ownership with the Securities and Exchange Commission (“SEC”). Officers, directors, and greater than ten percent shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. The following is a list of persons who were, during the 2005 fiscal year, a director, officer, beneficial owner of more than ten percent of any class of equity securities of the registrant registered pursuant to section 12 of the Exchange Act (based solely on a review of the copies of such reports furnished to the Company): John Paganelli, Robert Benou, Robert Baron, Dr. David Spencer, David Hostelley (part of fiscal 2005) and David Riggs (part of fiscal 2005). Based solely on a review of the copies of such reports furnished to the Company, the Company believes all Section 16(a) filing requirements applicable to all such persons were complied with during the fiscal year covered by this report except that each of Messrs. Paganelli, Benou, Baron and Spencer filed four late reports.

Compensation of Directors

The Chairman of the Board receives a fee of $18,750 per quarter, due the day after the commencement of each calendar quarter for his service. As of July 1, 2005 for assuming additional responsibilities for being the Chairman of the Business Opportunities Search Committee, Robert Baron is to receive an additional $6,250 per quarter. For additional services provided by Robert Benou and Dr. David Spencer, both directors are to receive an additional $1,250 per quarter. John A. Paganelli, Chairman of the Board, is to receive an additional $6,250 per quarter for assuming additional responsibilities for serving as Interim Chief Executive Officer for the Company.

Upon joining the Board, directors are issued 25,000 shares of common stock. The chairman of the Board receives an additional 25,000 shares at the time he assumes this role. Members of the Board of Directors are granted an option to purchase 5,000 shares of the Company’s common stock on the first day of each calendar quarter, with an exercise price equal to the closing trading price of the Company’s common stock on the date of grant. On March 22, 2005, the Board of Directors approved the grant to each of Messrs. Paganelli and Baron 50,000 shares of Common Stock upon the closing of a transaction which results in a change of control, provided each such recipient is a member of the Board at such time. For the 12 months ended December 31, 2005 and December 31, 2004, stock options totaling 80,000 and 90,000 shares of common stock were granted to directors pursuant to the Board resolution for services provided by directors, respectively.

Executive Officer

On June 29, 2005 the Company and David E. Riggs mutually agreed that Mr. Riggs would relinquish his duties as President, Chief Executive and Chief Financial Officer of the Company. Chairman of the Board, John A. Paganelli, assumed the role of Interim Chief Executive Officer. On July 1, 2005 Dave Hostelley was named Chief Financial Officer of the Company.

John A. Paganelli, Interim Chief Executive Officer

See discussion contained above.

Dr. David F. Hostelley, Chief Financial Officer

Dr. Hostelley is a CPA in the states of Ohio and New York. In 1984 he earned his Ph.D. in management while a lecturer in the MBA Program of Baldwin-Wallace College. He currently lectures in Accounting and Management for Myers University, Cleveland, Ohio.

He has structured numerous acquisitions in the fields of printing, oil and gas development, private schools, insurance agencies, hotels, manufacturing, debit card issuance, health clubs and service entities. In his capacity of trainer in the field of Project Management, Dr. Hostelley has taught the executives of: Ford Motor Company, Westinghouse, National Fuel Gas, General Electric, Stromberg-Carlson, Doehler-Jarvis, Marvin Windows, Progressive Insurance, EDI Engineering, Sun Exploration, Tennessee Valley Authority, SPX Corporation, The Venezuelan Oil Ministry, Ford Museum in Greenfield Village, and Trans Ohio Savings and Loan. He has lectured in South Africa, Venezuela, Canada, and the United States.

He is now serving as interim president and board member of the following companies: Allied Energy, Inc. (Symbol AGYP.PK); First American Railways, Inc. (Symbol FTRJ.PK); and IDViews, Inc. (Symbol IDVW.PK). He currently serves on the Executive Committee of the Cleveland Chapter of the Muscular Dystrophy Association.

Item 11. Executive Compensation

Summary Compensation Table

  The following Summary Compensation Table sets forth summary information as to compensation received by the named Executive Officers and each of our other most highly compensated executive officers who were employed by us at the end of fiscal 2005 for services rendered to us in all capacities during the three fiscal years ended December 31, 2005, 2004 and 2003, and who earned in excess of $100,000 for services rendered to us during fiscal 2005.

	SUMMARY COMPENSATION TABLE
		Annual compensation			Long-term compensation
					Awards		Payouts
Name and principal position	Year	Salary	Bonus (1)	Other annual compensation	Restricted stock award(s)	Securities underlying options/ SARs	LTIP payouts	All other compensation
John A. Paganelli, Interim CEO (2)	2005	$12,500	—	$75,000	—	20,000	—	—
	2004	$75,000	—	$75,000	—	20,000	—	—
	2003	—	—	—	—	—	—	—
Dr. David Hostelley, CFO (3)	2005	$15,000	—	—	—	—	—	—
	2004	—	—	—	—	—	—	—
	2003	—	—	—	—	—	—	—
David E. Riggs Former President, CEO, CFO and Secretary (4)	2005	$244,000	—	—	—	—	—	—
	2004	$235,000	—	—	—	75,000	—	—
	2003	$190,561	—	—	—	225,000	—	—
Ronald L. Goode, Ph.D. Former President, CEO (5)	2005	—	—	—	—	—	—	—
	2004	$95,751	—	—	—	—	—	—
	2003	$405,000	$105,000	$12,000 (6)	—	—	—	—

(1)	Bonuses paid in the year reported were earned and accrued in the previous year.
(2)
Mr. Paganelli is Chairman of the Board of the Company. Mr. Paganelli became Interim Chief Executive Officer of the Company on June 29, 2005. Compensation stated in Table under Other Annual Compensation reflects compensation earned by Mr. Paganelli as the Chairman of the Board of Directors of the Company.

(3)	Mr. Hostelley became Chief Financial Officer of the Company on July 1, 2005.
(4)	Mr. Riggs served as our President and Chief Executive Officer until June 29, 2005.
(5)	Dr. Goode served as our President and Chief Executive Officer until February 23, 2004.
(6)	Other annual compensation for Dr. Goode during fiscal 2003 consisted of a $12,000 car allowance.

Option Grants in Our Last Fiscal Year

The following table shows grants of stock options that we made during the fiscal year ended December 31, 2005 to each of our executive officers named in the Summary Compensation Table, above.

		Individual Grants
					Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term (2)
Name	Number of Securities Underlying Options Granted (#)	% of Total Options Granted to Employees in Fiscal Year	Exercise or Base Price($/Share)	Expiration Date	5%	10%
John A. Paganelli	20,000	20%	$.40	Jan. 2015 thru Oct. 2015	$13,031	$20,750

(1)
The options are non-qualified stock options, granted pursuant to the Company’s Amended and Restated 2000 Stock Option Plan. Options to purchase 20,000 shares of Common Stock, at an average exercise price of $0.40 per share, vest immediately on the grant date that ranges from January 1, 2005 through October 1, 2005. These options were granted to Mr. Paganelli as a member of the Board of Directors of the Company.

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

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

The following table shows information regarding exercises of options to purchase our common stock by each former executive officer named in the Summary Compensation Table during the fiscal year ended December 31, 2005. The table also shows the aggregate value of options held by each executive officer named in the Summary Compensation Table as of December 31, 2005. The value of the unexercised in-the-money options at fiscal year end is based on a value of $0.41 per share, the closing price of our stock on the OTC Bulletin Board on December 30, 2005 (the last trading day prior to the fiscal year end), less the per share exercise price.

			Number of Securities Underlying Unexercised Options at Fiscal Year-End		Value of the Unexercised In-The-Money Options at Fiscal Year-End
Name	Shares Acquired on Exercise	Value Realized(1)	Exercisable	Unexercisable	Exercisable	Unexercisable
John A. Paganelli	—	N/A	40,000	—	$500	N/A
David E. Riggs	—	N/A	50,000	25,000	N/A	N/A

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

Employment Contracts, Termination of Employment and Change-in-Control Arrangements

David E. Riggs entered into an employment agreement with us on March 10, 2003 to serve as our Vice President, Chief Business Officer, Chief Financial Officer and Secretary until March 9, 2006, to be automatically renewed for additional one-year periods, unless sooner terminated. The employment agreement provides for the payment to Mr. Riggs of a base salary of $235,000 per year with an annual bonus payment of up to 30% of Mr. Riggs’s base salary, at the discretion of the Board of Directors. The employment agreement provides that in the event Mr. Riggs’s employment is terminated by us without cause or by Mr. Riggs for good reason, Mr. Riggs shall receive severance payments of equal monthly installments at the then current base rate until either (i) the expiration of 12 months following the date of termination, if such date is prior to March 10, 2004, (ii) the expiration of nine months following the date of termination, if such date is before March 10, 2005, (iii) the expiration of six months following the date of termination, if such date is before March 9, 2006, or (iv) the expiration of six months following the date of termination, if such date is during a renewal period. The employment agreement contains a one-year post-termination non-compete, non-solicitation and non-disclosure agreement. On or about March 2004 we amended Mr. Riggs employment agreement (the “Amendment”) to reflect his title of President and Chief Executive Officer. Pursuant to the Amendment Mr. Riggs was granted an option to purchase 75,000 shares of the Company’s Common Stock. This Option granted vests in three equal installments: The first immediately upon the grant date, the second on the first anniversary of that date and the final upon the second anniversary of that date. Effective June 30, 2005 the Company and David E. Riggs mutually agreed that Mr. Riggs would relinquish his duties as President, Chief Executive and Chief Financial Officer of the Company, and the Company entered into a Separation Agreement with Mr. Riggs. Chairman of the Board, John A. Paganelli, assumed the role of Interim Chief Executive Officer. On July 1, 2005 David Hostelley was named Chief Financial Officer of the Company. The Company’s agreement with Mr. Hostelley calls for him to receive $2,500 per month, and is terminable by either side upon 30 days written notice.

PERFORMANCE TABLE

 The following table compares the annual percentage change in our cumulative total stockholder return on our common stock during a period commencing on December 31, 2001 and ending on December 31, 2005 (as measured by dividing (A) the sum of the cumulative amount of dividends for the measurement period, assuming dividend reinvestment, and the difference between our share price at the end and the beginning of the measurement period; by (B) our share price at the beginning of the measurement period) with the cumulative total return of the Nasdaq Stock Market our peer group (Nasdaq Biotech Index) during such period. We have not paid any dividends on our common stock, and we do not include dividends in the representation of our performance. The stock price performance on the graph below does not necessarily indicate future price performance.

COMPARE 5-YEAR CUMULATIVE TOTAL RETURN
AMONG
EXEGENICS INC.
NASDAQ MARKET INDEX AND SIC CODE INDEX
(PERFORMANCE TABLE)

	2001	2002	2003	2004	2005
EXEGENICS INC	$100.00	$10.51	$27.03	$10.21	$12.31
NASDAQ Market Index	$100.00	$68.47	$102.72	$111.54	$113.07
Nasdaq Biotech Index	$100.00	$54.67	$79.68	$84.57	$86.96

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The table below shows the number of shares of our common stock and series A preferred stock beneficially owned as of March 28, 2006 by the following persons:

•	each stockholder known by us to beneficially own more than 5% of the outstanding shares of either the common stock or series A preferred stock;

•	each current member of the Board of Directors;

•
our Interim Chief Executive Officer and our single highly compensated executive officers who earned more than $100,000 during the fiscal year ended December 31, 2005 referred to below as our named executive officer; and,

•	all directors and named executive officer as a group.

To our knowledge and unless otherwise indicated, each person in the table has sole voting power and investment power, or shares such power with his or her spouse, with respect to all shares of capital stock listed as owned by such person. The Company is not aware of any arrangements which may at a subsequent date result in a change of control of the Company.

The number of shares beneficially owned by each stockholder is determined under the rules promulgated by the SEC. The information is not necessarily indicative of beneficial ownership for any other purpose. Under these rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power and any shares as to which the individual has the right to acquire beneficial ownership within 60 days after March 21, 2006 through the exercise of any option, warrant or other right. The inclusion in the following table of those shares, however, does not constitute an admission that the named stockholder is a direct or indirect beneficial owner of those shares.

	Common Stock		Series A Preferred Stock
Name and Address of Beneficial Owner (1)	Number	Percent of Class (2)	Number	Percent of Class (3)	Percent of all Voting Securities (4)
Bruce Meyers (5)	1,224,277	7.35%	39,051	3.85%	7.20%
J. Morton Davis and Rosalind Davidowitz (6) .	1,553,900	9.49%	—	—	8.99%
John A. Paganelli (7).	95,000	*	—	—	*
Robert A. Baron (8)	114,800	*	—	—	*
Robert Benou (9)	70,000	*	—	—	*
David Lee Spencer, M.D (10).	844,100	5.14%	—	—	4.88%
David E. Riggs (11)	82,200	*	—	—	*
David Hostelley	—	*
Directors and executive officers as a group (5 persons) (12)	1,131,100	6.84%	—	—	6.54%

*	Less than One Percent.

(1)	Except as otherwise indicated, the address of each beneficial owner is c/o eXegenics Inc., 1250 Pittsford-Victor Road, Pittsford, New York 14534.
(2)
Calculated on the basis of 16,367,090 shares of common stock issued and outstanding as of March 28, 2006 except that shares of common stock underlying options and warrants exercisable within 60 days of the date hereof are deemed to be outstanding for purposes of calculating the beneficial ownership of securities of the holder of such options or warrants. This calculation excludes shares of common stock issuable upon the conversion of series A preferred stock.

(3)	Calculated on the basis of 1,015,028 shares of series A preferred stock outstanding as of March 28, 2006.
(4)
Calculated on the basis of an aggregate of 16,367,090 shares of common stock and 1,015,028 shares of series A preferred stock issued and outstanding as of March 28, 2006, except that shares of common stock underlying options and warrants exercisable within 60 days of the date hereof are deemed to be outstanding for purposes of calculating beneficial ownership of securities of the holder of such options or warrants.

(5)
Mr. Meyers' address is c/o Meyers Associates, L.P., 45 Broadway, New York, New York 10006. The amount shown for Mr. Meyers includes: 859,645 shares owned by Mr. Meyers; 4,740 shares owned by the Bruce Meyers Keogh; 33,800 shares of the Company's common stock owned by the Joseph Rita and Bruce Meyers Foundation for Life Inc. (Mr. Meyers is the Chairman of the Board of the Joseph Rita and Bruce Meyers Foundation for Life), 39,051 shares of the Company's common stock issuable upon the conversion of 39,051 shares of preferred stock owned by Bruce Meyers; and the following securities owned by Meyers Associates, L.P. of which Mr. Meyers, is an executive officer, the sole shareholder and director of the general partner of Meyers Associates, L.P.; 76,092 shares of common stock, and 250,000 shares of common stock issuable upon the exercise of currently exercisable five-year warrants issued in 2002 to Meyers Associates, L.P. A portion of the shares beneficially owned by Mr. Meyers were obtained for services provided by Meyers Associates, L.P. a registered broker dealer. The services provided by Meyers Associates, L.P. included acting as financial advisor, placement agent and/or underwriter to the Company. Beneficial ownership information taken from Schedule 14A file number 03896368 filed September 15, 2003.

(6)	Beneficial ownership information and the information under this footnote taken from Schedule 13G filed February 7, 2006. As of December 31, 2005 Mr. Davis may be deemed beneficially own: (i) 248,000 shares of common stock owned by D.H. Blair Investment Banking Corp. ("Blair Investment"), and (ii) 1,305,900 shares owned by Rosalind Davidowitz (Mr. Davis’ wife). Mr. Davis' business address is 44 Wall Street, New York, New York 10005. Ms. Davidowitz's address is 7 Sutton Place South, Lawrence, New York 11559. As of December 31, 2005 Rosalind Davidowitz may be deemed to beneficially own 1,305,900 shares of common stock owned directly by Rosalind Davidowitz, and 248,000 shares of common stock owned by Blair Investment. Mr. Davis has sole power to vote or to direct the vote, to dispose or to direct the disposition of those shares owned by Blair Investment. Ms. Davidowitz has sole power to vote or to direct the disposition of those shares owned directly by her. Each of Ms. Davidowitz and Mr. Davis do not deem the filing of the aforementioned Schedule 13G as an admission by each of beneficial ownership of the securities owned by the other.
(7)	Ownership consists of 50,000 shares of common stock and options to purchase 45,000 shares of common stock currently exercisable or exercisable within 60 days of the date hereof.
(8)	Ownership consists of 69,800 shares of common stock and options to purchase 45,000 shares of common stock currently exercisable or exercisable within 60 days of the date hereof.
(9)	Ownership consists of 25,000 shares of common stock and options to purchase 45,000 shares of common stock currently exercisable or exercisable within 60 days of the date hereof.
(10)	Ownership consists of 799,100 shares of common stock and options to purchase 45,000 shares of common stock currently exercisable or exercisable within 60 days of the date hereof.
(11)
Ownership consists of 7,200 shares of common stock and options to purchase 75,000 shares of common stock currently exercisable or exercisable within 60 days of the date hereof. Does not include options to purchase 25,000 shares of common stock not exercisable within 60 days of the date hereof.

(12)	Ownership consists of 951,100 shares of common stock and options to purchase an aggregate of 180,000 shares of common stock, which are currently exercisable or exercisable within 60 days of the date hereof.

Item 13. Certain Relationships and Related Transactions

Since the beginning of fiscal 2005, the Company is not a party to any transaction or series of transactions in an amount exceeding $60,000 in which any Director or Executive Officer of the Company has a direct or indirect interest.

Since the beginning of fiscal 2005 none of the Company’s Directors or Executive Officers is indebted to the Company in an amount in excess of $60,000.

There is no disclosable business relationship with any Director under Item 404(b) of Regulation S-K

Item 14. Principal Accounting Fees and Services

The following represents fees for professional audit services rendered by Rotenberg & Company, LLP for the audit of our annual financial statements for the years ended December 31, 2005 and BDO Seidman, LLP for the period ending December 31, 2004 and December 31, 2003 (BDO Seidman, LLP and Rotenberg & Company, LLP are collectively “our principal accountants”).

Audit Fees

Our principal accountants billed us an aggregate of $29,000 and $62,000 in fees and expenses for professional services rendered in connection with the audits of our financial statements for the calendar years ended December 31, 2005 and 2004, respectively, and reviews of the financial statements included in our quarterly reports on Form 10-Q during such calendar years.

Audit Related Fees

Our principal accountants billed us an aggregate of $23,000 and $31,000 for assurance and related services that are reasonably related to the performance of the audit of our financial statements and not included above, for the calendar years ended December 31, 2005 and 2004, respectively.

Tax Fees

Our principal accountants billed us an aggregate of $15,000 and $20,000 in fees and expenses for tax compliance, tax advice and tax planning during calendar years ended December 31, 2005 and 2004, respectively.

All Other Fees

Our principal accountants did not bill us any additional fees that are not disclosed under audit fees, audit related fees or tax fees in each of the last two calendar years.

Audit Committee Pre-Approval Process, Policies and Procedures

On January 6, 2006, the Audit Committee of the Board and full Board approved the appointment of Rotenberg & Company, LLP as replacement auditors to BDO Seidman, LLP. Our principal accountants have performed their audit procedures in accordance with pre-approved policies and procedures established by our Audit Committee.  Our principal auditors have informed our Audit Committee of the scope and nature of each service provided.  With respect to the provisions of services other than audit, review, or attest services, our principal accountants brought such services to the attention of our Audit Committee, or one or more members of our Audit Committee for the members of our Board of Directors to whom authority to grant such approval had been delegated by the Audit Committee, prior to commencing such services.  Such services primarily consisted of due diligence and tax related services.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)(1) Report of Rotenberg & Company, LLP, Independent Registered Public Accounting Firm

Report of BDO Seidman, LLP, Independent Registered Public Accounting Firm

Balance Sheets as of December 31, 2005 and 2004

Statements of Operations for the years ended December 31, 2005, 2004 and 2003

Statements of Changes in Stockholders’ Equity for years ended December 31, 2005, 2004 and 2003

Statements of Cash Flows for the years ended December 31, 2005, 2004 and 2003

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

4.6	—	Amendment to Stockholders Rights Agreement entered into as of July 16, 2003, by and between eXegenics Inc. and American Stock Transfer & Trust Company, as Rights Agent (10)
4.7	—	Form of Warrant Agreement between eXegenics Inc. and Gruntal & Co., LLC (15)
4.8	—	Form of Warrant Agreement between eXegenics Inc. and Roan Meyers Associates LP (15)
4.9	—	Form of Warrant Agreement between eXegenics Inc. and Petkevich & Partners, LLC (15)
10.1	—	Employment Agreement dated March 1, 1992 between eXegenics Inc. and Arthur P. Bollon, Ph.D., as amended(1)
10.2	—	1992 Stock Option Plan, as amended(l)
10.3	—	Form of Stock Option Agreement(l)
10.4	—	Lease Agreement dated October 1, 1991 between eXegenics Inc. and J.K. and Susie Wadley Research Institute and Blood Bank, as amended(l)
10.5	—	Security Agreement dated October 10, 1991 between eXegenics Inc. and Wadley(l)
10.6	—	License Agreement dated June 10, 1993 between eXegenics Inc. and Research & Development Institute, Inc. (“RDI”), as amended, relating to the Paclitaxel Fermentation Production System(l)
10.7	—	Research and Development Agreement effective June 10, 1993 between eXegenics Inc. and RDI, as amended(l)
10.8	—	License Agreement dated February 22, 1995 between eXegenics Inc. and RDI, as amended, relating to FTS-2(l)
10.9	—	Agreement effective June 30, 1992 between eXegenics Inc. and University of Texas at Dallas (“UTD”), as amended(l)
10.10	—	Extension Agreement with RDI dated June 5, 1995(l)
10.11	—	Third Amendment to Lease Agreement dated April 30, 1995(l)
10.12	—	September 25, 1995 RDI Extension(l)
10.13	—	October 25, 1995 RDI Extension(1)
10.14	—	Amendment to License Agreement dated June 10, 1993, as amended, and Research and Development Agreement effective June 10, 1993, as amended, both agreements between eXegenics Inc. and RDI(2)

10.15	—	License Agreement No. W960206 effective February 27, 1996 between eXegenics Inc. and The Regents of the University of California(2)
10.16	—	License Agreement No. W960207 effective February 27, 1996 between eXegenics Inc. and The Regents of the University of California(2)
10.17	—	License Agreement with the Washington State University, dated July 2, 1996(3)*
10.18	—	Amendment to Agreement, effective June 30, 1992, as amended, between eXegenics Inc. and the University of Texas at Dallas(3)
10.19	—	1996 Stock Option Plan and Amendment No. 1 thereto(7)
10.20	—	Patent License Agreement, dated August 4, 1998, between The Regents of the University of California and eXegenics Inc. for Peptide Anti-estrogen for Breast Cancer Therapy(5)*
10.21	—	Master License Agreement, dated as of June 12, 1998, between eXegenics Inc. and Bristol-Myers Squibb Company(6)*
10.22	—	Sublicense Agreement, dated May 27, 1998, between eXegenics Inc. and Bristol-Myers Squibb under The Research & Development Institute, Inc. License Agreement, as amended, dated June 10, 1998(6)*
10.23	—	Sublicense Agreement, dated May 19, 1998, between eXegenics Inc. and Bristol-Myers Squibb Company under the Washington State University Research Foundation License Agreement, dated June 8, 1996(6)*
10.24	—	Amended and Restated License Agreement, dated June 3, 1998, between the Washington State University Research Foundation and eXegenics Inc.(6)*
10.25	—	Amendment, dated May 27, 1998, to the License Agreement, dated June 10, 1993, between The Research and Development Institute, Inc. and eXegenics Inc.(6)*
10.26	—	Amended and Restated 2000 Stock Option Plan(7)
10.27	—	Employment Agreement dated March 21, 2001, between eXegenics Inc. and Ronald L. Goode, Ph.D.(8)
10.28	—	Employment Agreement dated March 13, 2003, between eXegenics Inc. and David E. Riggs(13)
10.29	—	Termination Agreement dated November 25, 2002 between eXegenics Inc., Innovative Drug Delivery Systems, Inc., and IDDS Merger Corp(9)
10.30	—	Amendment, dated September 9, 2003, to Employment Agreement dated March 20, 2001, between eXegenics Inc. and Ronald L. Goode, Ph.D(12)
10.31	—	Amendment, dated October 16, 2003, to Employment Agreement dated March 20, 2001, between eXegenics Inc. and Ronald L. Goode, Ph.D(12)
10.32	—	Form of Indemnification Agreement by and among eXegenics and certain of its current and former directors and officers (10).
10.33	—	Promissory Note and Pledge Agreement between eXegenics Inc. and Ronald L. Goode, Ph.D. (14).
10.34	—	Amendment, dated March 30, 2004, to Employment Agreement dated March 13, 2003, between eXegenics Inc. and David E. Riggs (14).
10.35	—	Termination Letter dated April 10, 2003 by and between eXegenics Inc. and Dorit Arad (14).
10.36	—	Termination Letter Agreement dated April 30, 2003 by and between eXegenics Inc. and Joan Gillett (14).
10.37	—	Separation from Employment Letter Agreement dated January 10, 2003 by and between eXegenics Inc. and Arthur P. Bollon (14).
10.38		Sublease Agreement between eXegenics Inc. and RFG Associates dated as of January 1, 2004 (16).
10.39		Intellectual Property Assignment Agreement between eXegenics Inc. and NLC Pharma, Inc. (17)
10.40		Separation Agreement between eXegenics Inc. and David Riggs dated July 26, 2005 (18).
10.41		Agreement between eXegenics Inc. and David Hostelley dated July 20, 2005 (18).
23.1	—	Consent of BDO Seidman, LLP
31.1	—	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	—	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	—	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	—	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Confidential portions omitted and filed separately with the U.S. Securities and Exchange Commission pursuant to Rule 24b-2 promulgated under the Securities Exchange Act of 1934, as amended.

(1)	Previously filed as an exhibit to eXegenics Inc.’s Registration Statement on Form SB-2 (File No. 33-91802) and are incorporated by reference herein.
(2)	Previously filed as an exhibit to eXegenics Inc.’s Annual Report on Form 10-KSB for the year ended December 31, 1995 and are incorporated by reference herein.
(3)	Previously filed as an exhibit to eXegenics Inc.’s Post-Effective Amendment No. 1 to Form SB-2 (File No. 33-91802) and are incorporated by reference herein.
(4)	Previously filed as an exhibit to eXegenics Inc.’s Registration Statement on Form SB-2 (File No. 333-13409) and is incorporated by reference herein.
(5)	Previously filed as an exhibit to the Post-Effective Amendment to eXegenics Inc.’s Registration Statement on Form SB-2 on Form S-3 (File No. 333-13409) and is incorporated by reference herein.
(6)	Previously filed as an exhibit to eXegenics Inc.’s Current Report on Form 8-K (File No. 000-26078) and is incorporated by reference herein.
(7)	Previously filed as an appendix to eXegenics Inc.’s Schedule 14-A (File No. 000-26078) and is incorporated by reference herein.
(8)	Previously filed as an exhibit to eXegenics Inc.’s Annual Report on Form 10-K (File No. 000-26078) for the year ended December 31, 2000 and is incorporated by reference herein.
(9)	Previously filed as an exhibit to eXegenics Inc.’s Current Report on Form 8-K (File No. 000-26078) and is incorporated by reference herein.
(10)	Previously filed as an exhibit to eXegenics Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (File No. 000-26078), filed August 14, 2003.
(11)	Previously filed as an exhibit to eXegenics Inc.’s Current Report on Form 8-K (File No. 000-26078), filed June 9, 2003.
(12)	Previously filed as an exhibit to eXegenics Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 (File No. 000-26078), filed November 14, 2003.
(13)	Previously filed as an exhibit to eXegenics Inc.’s Annual Report on Form 10-K (File No. 000-26078) for the year ended December 31, 2002.
(14)	Previously filed as an exhibit to eXegenics Inc.’s Annual Report on Form 10-K (File No. 000-26078) for the year ended December 31, 2003.
(15)	Previously filed as an exhibit to eXegenics Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 (File No. 000-26078), filed May 14, 2004.
(16)	Previously filed as an exhibit to eXegenics Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 (File No. 000-26078), filed August 16, 2004
(17)	Previously filed as an exhibit to eXegenics Inc.’s Current Report on Form 8-K (File No. 000-26078), filed September 10, 2004.
(18)	Previously filed as an exhibit to eXegenics Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 (File No. 000-26078), filed August 15, 2005

(c) Refer to (a) 3 above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EXEGENICS INC.

Date: March 31, 2006	By:	/s/ JOHN A. PAGANELLI
Name: John A. Paganelli
Title: Chairman of the Board Interim Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated below and on the dates indicated.

	Signatures	Title	Date

By:	/s/ JOHN A. PAGANELLI	Director, Chairman of the Board	March 31, 2006
	John A. Paganelli	Interim Chief Executive Officer

By:	/s/ DAVID HOSTELLEY	Chief Financial Officer	March 31, 2006
David Hostelley

By:	/s/ ROBERT A. BARON	Director	March 31, 2006
Robert A. Baron

By:	/s/ ROBERT S. BENOU	Director	March 31, 2006
Robert S. Benou

By:	/s/ DAVID LEE SPENCER	Director	March 31, 2006
David Lee Spencer

eXegenics Inc.

CONTENTS

Financial Statements

Report of Independent Registered Public Accounting Firm

To the Board of Directors
and Stockholders
eXegenics Inc.

We have audited the accompanying balance sheet of eXegenics Inc. as of December 31, 2005, and the related statements of operations, changes in stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of eXegenics Inc. as of December 31, 2005 and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Rotenberg & Co., LLP

Rotenberg & Co., LLP Rochester, New York February 27, 2006

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

BDO Seidman, LLP
Dallas, Texas
February 18, 2005 except for Notes K and
N which are as of April 12, 2005

eXegenics Inc.

BALANCE SHEETS

	December 31,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$8,901,000	$8,734,000
Restricted cash	—	175,000
Marketable securities available for sale	—	1,124,000
Prepaid expenses and other current assets	99,000	35,000
Total current assets	9,000,000	10,068,000
Equipment, net	—	3,000
	$9,000,000	$10,071,000
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$277,000	$239,000

Stockholders’ equity:
Preferred stock — $.01 par value, 10,000,000 shares authorized; 952,839 and 935,332 shares of Series A convertible preferred issued and outstanding (liquidation value $2,382,000 and $2,338,000)	10,000	9,000
Common stock — $.01 par value, 30,000,000 shares authorized; 16,945,026 and 16,869,031 shares issued	169,000	169,000
Additional paid in capital	68,384,000	68,385,000
Accumulated other comprehensive income	—	1,124,000
Subscriptions receivable, net of reserve	(101,000)	(302,000)
Accumulated deficit	(56,402,000)	(56,216,000)
Treasury stock, 611,200 and 611,200 shares of common stock, at cost	(3,337,000)	(3,337,000)
	8,723,000	9,832,000
	$9,000,000	$10,071,000

See notes to financial statements

eXegenics Inc.

STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2005	2004	2003
Revenue:
License and research fees	$—	$—	$13,000
Operating expenses:
Research and development	—	—	154,000
General and administrative	1,438,000	2,051,000	2,938,000
Expenses related to strategic redirection	—	—	653,000
Merger, tender offers and consent solicitation expenses	—	—	2,233,000
	1,438,000	2,051,000	5,978,000
Other (income) expenses:
Gain on sale of investments, net	(1,064,000)	—	—
Interest income	(190,000)	(127,000)	(174,000)
Interest expense	2,000	2,000	2,000
	(1,252,000)	(125,000)	(172,000)
Loss before provision (benefit) for taxes	(186,000)	(1,926,000)	(5,793,000)
Provision (benefit) for taxes	—	—	—
Net Loss	(186,000)	(1,926,000)	(5,793,000)
Preferred stock dividend	(234,000)	(223,000)	(207,000)
Net loss attributable to common stockholders	$(420,000)	$(2,149,000)	$(6,000,000)
Basic and diluted loss per common share:	$(0.03)	$(0.13)	$(0.38)
Weighted average number of shares outstanding — basic and diluted	16,271,000	16,050,000	15,690,000

See notes to financial statements

eXegenics Inc.
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

									Accumulated Other	Treasury Stock
	Convertible Preferred Stock		Common Stock		Additional Paid in	Subscriptions	Reserve on	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Receivable	Subscp. Rec	Deficit	Income (Loss)	Shares	Amount	Total
Balance — January 1, 2003	828,023	$8,000	16,184,486	$162,000	67,272,000	(301,000)	—	(48,497,000)	—	511,200	($2,570,000)	16,074,000
Preferred stock converted to common stock	(20,293)	—	20,293	—	—	—	—	—	—	—	—	—
Preferred dividend (stock)	82,834	1,000	—	—	(1,000)	—	—	—	—	—	—	—
Net interest on Subscription Receivable	—	—	—	—	—	(1,000)	—	—	—	—	—	(1,000)
Exercise of stock options	—	—	10,000	—	4,000	—	—	—	—	—	—	4,000
Issuance of shares previously recorded as issuance from Treasury Stock	—	—	100,000	1,000	766,000	—	—	—	—	100,000	(767,000)	—
Value assigned to warrants and options issued for professional services	—	—	—	—	20,000	—	—	—	—	—	—	20,000
Net loss for the year	—	—	—	—	—	—	—	(5,793,000)	—	—	—	(5,793,000)
Balance — December 31, 2003	890,564	9,000	16,314,779	163,000	68,061,000	(302,000)	—	(54,290,000)	—	611,200	(3,337,000)	10,304,000
Preferred stock converted to common stock	(44,252)	(500)	44,252	500	—	—	—	—	—	—	—	—
Preferred dividend (stock)	89,020	500	—	—	(500)	—	—	—	—	—	—	—
Exercise of stock options	—	—	360,000	4,000	188,000	—	—	—	—	—	—	192,000
Compensation related to grant of stock and options to board members	—	—	150,000	1,500	132,000	—	—	—	—	—	—	133,500
Value assigned to warrants and options issued for professional services	—	—	—	—	4,500	—	—	—	—	—	—	4,500
Comprehensive Income:
Net Loss for the year	—	—	—	—	—	—	—	(1,926,000)	—	—	—	(1,926,000)
Unrealized gain on available for sale securities	—	—	—	—	—	—	—	—	1,124,000	—	—	1,124,000
Total comprehensive income	—	—	—	—	—	—	—	—	—	—	—	(802,000)
Balance — December 31, 2004	935,332	$9,000	16,869,031	$169,000	$68,385,000	($302,000)	—	($56,216,000)	$1,124,000	611,200	($3,337,000)	$9,832,000
Preferred stock converted to common stock	(75,995)	—	75,995	—	—	—	—	—	—	—	—	—
Preferred dividend (stock)	93,502	1,000	—	—	(1,000)	—	—	—	—	—	—	—
Accrued Interest on subscription receivable	—	—	—	—	—	(14,000)	—	—	—	—	—	(14,000)
Reserve on stock subscriptions receivable	—	—	—	—	—	—	215,000	—	—	—	—	215,000
Comprehensive Income:
Net Loss for the year	—	—	—	—	—	—	—	(186,000)	—	—	—	(186,000)
Realized gain on available for sale securities	—	—	—	—	—	—	—	—	(1,124,000)	—	—	(1,124,000)
Total comprehensive income	—	—	—	—	—	—	—	—	—	—	—	—
Balance — December 31, 2005	952,839	$10,000	16,945,026	$169,000	$68,384,000	($316,000)	$215,000	($56,402,000)	—	611,200	($3,337,000)	$8,723,000

See notes to financial statements

eXegenics Inc.

STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2005	2004	2003
Cash flows from operating activities:
Net loss	$(186,000)	$(1,926,000)	$(5,793,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,000	5,000	55,000
Non-cash expenses relating to strategic redirection	—	—	171,000
Value assigned to warrants, options and compensatory stock	—	138,000	20,000
Interest accrual on subscriptions receivable	(14,000)	(2,000)	(1,000)
Reserve for subscriptions receivable	215,000	—	—
Gain on Sale of Investments, net	(1,064,000)	—	—
Changes in:
Release of cash restricted for operating lease obligations	175,000	425,000	—
Prepaid expenses and other current assets	(64,000)	569,000	(87,000)
Payment of operating lease obligations	—	(87,000)	—
Accounts payable and accrued expenses	38,000	(712,000)	(201,000)
Net provided by (cash used) in operating activities	(897,000)	(1,590,000)	(5,836,000)
Cash flows from investing activities:
Net sales of equipment	—	—	28,000
Sales of investment securities	1,064,000	—	10,000,000
Net cash provided by investing activities	1,064,000	—	10,028,000
Cash flows from financing activities:
Proceeds from sale of common stock through exercise of options and warrants	—	192,000	4,000
Payment of capital lease obligations	—	—	(202,000)
Net cash provided by (used in) financing activities	—	192,000	(198,000)
Net increase (decrease) in cash and cash equivalents	167,000	(1,398,000)	3,994,000
Cash and cash equivalents at beginning of year	8,734,000	10,132,000	6,138,000
Cash and cash equivalents at end of year	$8,901,000	$8,734,000	$10,132,000
Supplemental disclosures of cash flow information:
Cash paid for interest	$2,000	$2,000	$9,000
Cash paid for Income Taxes	$36,000	—	—
Noncash investing activities:
Investment in Intrac, Inc.	—	1,124,000	—

eXegenics Inc.

NOTES TO FINANCIAL STATEMENTS

Note A — The Company

eXegenics Inc., formerly known as Cytoclonal Pharmaceutics Inc. (“eXegenics” or the “Company”), was previously involved in the research, creation, and development of drugs for the treatment and/or prevention of cancer and infectious diseases. During 2004, the Company completed the termination all research activities. All scientific staff and administrative positions were eliminated and all of the Company’s research activities were terminated. Our objective continues to be to redeploy our assets and actively pursue new business opportunities.

Note B — Summary of Significant Accounting Policies

Cash equivalents, restricted cash

The Company considers all non-restrictive, highly liquid short-term investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents, which amount to $8,901,000 and $8,734,000 at December 31, 2005 and 2004, respectively, consist principally of interest bearing cash deposits. Restricted cash, amounted to $0 at December 31, 2005, and $175,000 at December 31, 2004, consisted of certificates of deposits that are used as collateral for equipment leases.

The Company maintains cash and cash equivalents at several financial institutions which periodically may exceed federally insured amounts. The Company has not experienced any loss in such accounts and believes it is not exposed to any significant risk on cash and cash equivalents.

Marketable Securities

The Company accounts for marketable securities in accordance with Statement of Financial Accounting Standards No. 115 “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS 115”). SFAS 115 establishes the accounting and reporting requirements for all debt securities and for investments in equity securities that have readily determinable fair values. All marketable securities must be classified as one of the following: held-to-maturity, available-for-sale, or trading. The Company classifies its marketable securities as available-for sale and, as such, carries the investments at fair value, with unrealized holding gains and losses reported in stockholders’ equity as a separate component of accumulated other comprehensive income. The cost of securities sold is determined based on the specific identification method. Realized gains and losses, and declines in value judged to be other than temporary, are included in investment income.

In 2001, the Company entered into a planned merger agreement that was subsequently terminated as a part of a negotiated settlement, it received a convertible subordinated promissory note in the amount of $500,000. In September 2003, this note was converted to 339,736 shares of Innovative Drug Delivery System (“IDDS”) series C preferred stock and as of December 31, 2003, the Company had placed a full valuation allowance on the value of these securities. In late December 2004, the Company was informed that Intrac, Inc. acquired IDDS and all of the Company’s shares in IDDS were to be converted to 345,991 shares of Intrac, Inc. common stock. As of December 31, 2004 the fair value of the Company’s investment in these securities was equal to approximately $1,124,000 and a corresponding unrealized gain is included as a component of other comprehensive income.

During 2005, the Company sold all of its marketable securities, realizing a gain on sale of approximately $1,064,000. These securities consisted of equity securities (common stock) in Javelin Pharmaceuticals, Inc. (formally known as Intrac, Inc.) and were classified as available for sale and reported at their fair values. Realized gains and losses from the sale of investments are reported in current earnings. Unrealized gains and losses from these securities are reported as a separate component of stockholders equity and excluded from current earnings. As of December 31, 2005 and December 31, 2004, the fair value of the Company’s investments was equal to approximately $0 and $1,124,000 with corresponding unrealized gains in 2004 included as a component of other comprehensive income.

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

Loss per common share

Basic and diluted loss per common share is based on the net loss increased by dividends on preferred stock divided by the weighted average number of common shares outstanding during the year. No effect has been given to outstanding options, warrants or convertible preferred stock in the diluted computation, as their effects would be anti-dilutive. The number of potentially dilutive securities excluded from the computation of diluted loss per share was approximately 2,148,000, 2,325,000 and 3,739,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

Stock-based compensation

The Company accounts for stock- based compensation according to Accounting Principles Board Opinion No. 25 and the related interpretations under Financial Accounting Standards Board ("FASB") Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation." The Company adopted the required disclosure provisions under Statement of Financial Accounting Standards No. 148 and continues to use the intrinsic value method of accounting for stock-based compensation.

Comprehensive Income

SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive income and its components within the financial statements. Other comprehensive income is comprised of charges to stockholders' equity, other than contributions from or distributions to stockholders, excluded from the determination of net income. The Company's other comprehensive income is comprised of unrealized gains on available for sale marketable securities.

Income Taxes

The Company has applied the provisions of SFAS No. 109, "Accounting for Income Taxes," which requires the recognition of deferred income tax assets and liabilities for the consequences of temporary differences between amounts reported for financial reporting and income tax purposes, including net operating loss carryforwards. SFAS No. 109 requires recognition of a future tax benefit of net operating loss carryforwards and certain other temporary differences to the extent that realization of such benefit is more likely than not; otherwise, a valuation allowance is applied.

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

Recent Accounting Pronouncement

In May 2005, the FASB issued Statement of Financial Statement Accounting Standards No. 154, “Accounting Changes and Error Corrections-a replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS 154”). This Statement replaces APB Opinion No. 20, “Accounting Changes,” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS 154 requires retrospective application to prior periods’ financial statements for changes in accounting principle, unless it is impractical to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 also requires that a change in depreciation, amortization, or depletion method for long, non-financial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company believes that adoption of the provisions of SFAS 154 will not have a material effect on the Company’s consolidated financial statements.

In December 2004, the FASB issued SFAS No. 123R, “Share-based Payment.” SFAS No. 123R is a revision of SFAS No. 123, “Accounting for Stock Based Compensation”, and supersedes APB 25. Among other items, SFAS 123R eliminates the use of APB 25 and the intrinsic value method of accounting, and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards, in the financial statements. The effective date of SFAS 123R is January 1, 2006, for calendar year companies.

SFAS 123R permits companies to adopt its requirements using either a “modified prospective” method, or a “modified retrospective” method. Under the “modified prospective” method, compensation cost recognized in the financial statements beginning with the effective date, based on the requirements of SFAS 123R for all share-based payments granted after that date, and based on the requirements of SFAS 123 for all unvested awards granted prior to the effective date of SFAS 123R. Under the “modified retrospective” method, the requirements are the same as under the “modified prospective” method, but also permits entities to restate financial statements of previous periods based on proforma disclosures made in accordance with SFAS 123.

The Company currently utilizes a standard option pricing model (i.e., Black -Scholes) to measure the fair value of stock options granted to employees. While SFAS 123R permits entities to continue to use such a model, the standard also permits the use of a “lattice” model. The Company has not yet determined which model it will use to measure the fair value of employee stock options upon the adoption of SFAS 123R.

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

Note C — License Agreements

On September 8, 2004 the Company entered into an Intellectual Property Assignment Agreement to license the Company’s QCT drug discovery technology to NLC Pharma, Inc. (a Delaware corporation based in Israel). Pursuant to the Agreement the Company will receive monies from royalties, licenses or the sale of QCT technology to third parties that are generated by NLC Pharma Inc. The Company did not earn any revenue under this agreement during 2005, nor does it anticipate receiving any revenues from this agreement in future years.

Note D — Equipment

Equipment is summarized as follows:

	December 31,
	2005	2004
Office equipment	$26,000	$26,000
Less accumulated depreciation	(26,000)	(23,000)
Net	$—	$3,000

Note E — Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

	December 31,
	2005	2004
Professional fees	$23,000	$39,000
Legal Reserve	250,000	—
Equipment Return Reserve	—	100,000
Delaware Franchise Tax	—	32,000
Other	4,000	68,000
	$277,000	$239,000

Note F — Capital Lease Obligations

During 2005, the Company terminated all capital lease obligations and as a result $175,000 in collateral was released from restriction.

Note G — Stockholders’ Equity

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

During January 2003, the Company elected to pay the required yearly dividend on its Series A convertible preferred stock by issuing additional shares of Series A convertible preferred stock. The Company issued 82,834 shares of Series A convertible preferred stock to satisfy the 10% dividend. In addition, during 2003, 20,293 shares of Series A convertible preferred stock were converted into 20,293 shares of common stock.

During January 2004, the Company elected to pay the required yearly dividend by issuing additional shares of Series A convertible preferred. The Company issued 89,020 shares to satisfy the 10% dividend. In addition, during 2004, 44,252 shares of Series A convertible preferred were converted into 44,252 shares of common stock

During January 2005, the Company elected to pay the required yearly dividend by issuing additional shares of Series A convertible preferred. The Company issued 93,502 shares to satisfy the 10% dividend. In addition, during 2005, 75,995 shares of Series A convertible preferred were converted into 75,995 shares of common stock.

Common Stock

During the second quarter 2004, the Board of Directors adopted a resolution providing for the issuance of shares of the Company’s common stock and the granting of stock options as part of compensation paid to directors for their service to the Company. Upon joining the Board, directors are issued 25,000 shares of common stock. The chairman of the Board receives an additional 25,000 shares at the time he assumes this role. Members of the Board of Directors are granted an option to purchase 5,000 shares of the Company’s common stock on the first day of each calendar quarter, with an exercise price equal to the closing trading price of the Company’s common stock on the date of grant. In the second quarter 2004, the Chairman of the Board was issued 50,000 shares of common stock, Directors were issued 25,000 shares. In the aggregate, 150,000 shares of common stock were issued and recorded at their fair value on the date of grant. No common stock was issued to the Board of Directors in 2005.

Stockholder Rights Plan

On June 9, 2003, the then current Board of Directors adopted a shareholders rights plan. Under the plan, each holder of the Company’s common stock as of the close of business on June 9, 2003 received, as a non-taxable dividend, one right for each share of common stock held. Each right entitles the holder to purchase from the Company one one-thousandth of a share of Series B Junior Participating Preferred Stock at an exercise price of $4.50, subject to adjustment. If a person or group acquires beneficial ownership of 15 percent or more of the Company’s common stock, each right will entitle its holder (other than the acquiring person or members of the acquiring group) to purchase, at the right's then current exercise price (initially $4.50), a number of the Company’s shares of common stock having a market value of twice such price (initially $9.00).

In addition, if the Company is acquired in a merger or other business combination transaction after a person has acquired beneficial ownership of 15 percent or more of its common stock, each right will entitle its holder to purchase, at the rights' then current exercise price (initially $4.50), a number of the acquiring company's shares of common stock having a market value of twice such price (initially $9.00). Following the acquisition by a person or group of beneficial ownership of 15 percent of the Company’s common stock and prior to an acquisition of beneficial ownership of 50 percent or more of its common stock the Board of Directors may exchange the rights (other than rights owned by such acquiring person or group, which will have become null and void and nontransferable), in whole or in part, at an exchange ratio of one share of common stock (or one-thousandth of a share of Series B Junior Participating Preferred Stock) per right. The Company may redeem the rights at a price of $.001 per right at any time prior to the time a person has become the beneficial owner of 15% or more of the Company’s outstanding common stock. The rights will expire on June 9, 2013, unless earlier exchanged or redeemed.

Subscriptions receivable

In May 2001, we sold 100,000 shares of common stock to our former President and Chief Executive Officer, Ronald L. Goode, Ph.D., for a purchase price of $3.25 per share, the fair market value at the time of the transaction. Dr. Goode paid the purchase price of $325,000 with $25,000 in cash and issued a $300,000 five-year promissory note to us bearing interest at a rate of 4.71% per annum, with interest payable semi-annually. The 100,000 shares sold to Dr. Goode, serve as collateral to secure the note. The note provides that in the event of a default on the note, as defined in the agreement, Dr. Goode’s obligation to the Company is limited to $65,000 and proceeds from the public sale of the collateralizing stock. Through December 31, 2004, Dr. Goode has made $86,000 in interest payments. A stock certificate for these shares was not issued to Dr. Goode until September 2003. In February 2004, Dr. Goode resigned, thereby terminating his employment agreement with the Company and in 2005 he has failed to make $14,000 in interest payments. In the second quarter 2005, the Company recorded a reserve against the subscription receivable balance so that the net balance is approximately equal to Dr. Goode’s obligation under the note.

Warrants

At December 31, 2005, outstanding warrants to acquire shares of the Company’s common stock are as follows:
Warrant Type	Exercise Price	Expiration Dates	Number of Shares Reserved
Other	$0.55 to $1.00	July 2004-March 2008	290,000

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

The Company did not incur any warrant related expenses in 2004 and 2005.

Stock options

During 1996, the Board of Directors and the stockholders of the Company approved the 1996 Stock Option Plan (the “1996 Plan”) that provides for the granting of incentive and nonstatutory options for up to 750,000 shares of common stock to officers, employees, directors and consultants of the Company. During 1998, the Board of Directors and the stockholders of the Company approved an amendment to the Plan to allow for the granting of an additional 750,000 options. At December 31, 2005 and 2004, 980,000 and 922,000, respectively, options were available for future grant under the 1996 Plan.

During 2000, the Board of Directors and the stockholders of the Company approved the 2000 Stock Option Plan (the “2000 Plan”), which provides for the granting of incentive and nonstatutory options for up to 1,500,000 shares of common stock to officers, employees, directors, independent contractors, advisors and consultants of the Company. The Company subsequently amended the 2000 plan to increase the options available for future grants by 1,250,000 shares and to change the vesting period. At December 31, 2005 and 2004, 2,365,000 and 1,820,000, respectively, options are available for grant under the 2000 Plan.

Options granted under the Plans are exercisable for a period of up to 10 years from date of grant at an exercise price which is not less than the fair value of the common stock on date of grant, except that the exercise period of options granted to a stockholder owning more than 10% of the outstanding capital stock may not exceed five years and their exercise price may not be less than 110% of the fair value of the common stock at date of grant. For the 1996 Plan, options generally vest 40% after six months of employment and thereafter 20% annually on the anniversary date of the grant. For the 2000 Plan, as a result of an amendment approved by the stockholders in 2001, the vesting period changed from 50% annually on the anniversary date of the grant, to 33 1/3% annually on the anniversary date of the grant. Under the 2000 plan, the Board of Directors has authority to modify the vesting period. Non-employee director options are immediately exercisable on the date of grant.

Stock option activity under the Plans are summarized as follows:

	Year Ended December 31,
	2005		2004		2003
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Options outstanding at beginning of year	1,100,000	$3.02	2,158,000	$3.02	3,286,855	$4.29
Granted	80,000.40		165,000.82		455,000	0.51
Exercised	—	—	(360,000)	0.53	(10,000)	0.40
Expired	(275,000)	0.72	(863,000)	3.64	(1,573,855)	5.06
Canceled	—	—	—	—	—	—
Options outstanding at end of year	905,000	3.37	1,100,000	3.02	2,158,000	3.02
Options exercisable at end of year	880,000	3.44	971,660	3.32	1,932,000	3.26

The following table presents information relating to stock options outstanding under the plans as of December 31, 2005:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Shares	Weighted Average Exercise Price	Weighted Average Remaining Life in Years	Shares	Weighted Average Exercise Price
$0.40-$2.99	450,000	$1.49	3.48	425,000	$1.45
$3.00-$4.99	305,000	4.27	0.20	305,000	4.27
$5.00-$7.43	40,000	6.75	0.18	40,000	6.75
$7.44-$9.88	110,000	7.45	0.09	110,000	7.45
	905,000			880,000

Pro forma information regarding net income and earnings per share is required by SFAS No. 123, and has been determined as if we accounted for our stock option grants under the fair market value method as prescribed by such statement. The fair market value of our stock options was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions.

	2005	2004	2003
Risk-free interest rates	3.6% to 4.3%	2.9% to 3.6%	2.5% to 3.5%
Expected option life in years	5	5	5
Expected stock price volatility	63% to 75%	72% to 75%	89% to 105%
Expected dividend yield	0%	0%	0%

The weighted average fair value at date of grant for options granted during 2005, 2004 and 2003 was $0.40, $0.81, and $0.09 per option, respectively. The Company accounts for stock- based compensation according to Accounting Principles Board Opinion No. 25 and the related interpretations under Financial Accounting Standards Board ("FASB") Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation." The Company adopted the required disclosure provisions under Statement of Financial Accounting Standards No. 148 and continues to use the intrinsic value method of accounting for stock-based compensation.

	Year Ended December 31,
	2005	2004	2003
Net loss attributable to common stockholders as reported	$(420,000)	$(2,149,000)	$(6,000,000)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(11,000)	(32,000)	(154,000)
Pro forma net income	$(431,000)	$(2,181,000)	$(6,154,000)
Earnings per share:
Basic and diluted-as reported	$(0.03)	$(0.13)	$(0.38)
Basic and Diluted-pro forma	$(0.03)	$(0.14)	$(0.39)

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

Note H — Income Taxes

At December 31, 2005 and 2004, the Company had approximately $53,080,000 and $51,041,000 of net operating loss carry forwards and $491,000 and $521,000 of research and development credit carry forwards, respectively, for federal income tax purposes that expire in years 2006 through 2022.

At December 31, 2005 and 2004, the Company had a deferred tax asset of approximately $18,541,000 and $19,521,000 respectively, representing the benefits of its net operating loss and research and development credit carry forwards and certain expenses not currently deductible for tax purposes, principally related to the granting of stock options and warrants, and non-cash reorganization and merger expenses. The Company’s deferred tax asset has been fully reserved by a valuation allowance since realization of its benefit is uncertain. The difference between the statutory tax rate of 34% and the Company’s effective tax rate is principally due to the increase (decrease) in the valuation allowance of ($980,000) (2005), $644,000 (2004), and $1,902,000 (2003). The Company’s ability to utilize its carry forwards may be subject to an annual limitation in future periods pursuant to Section 382 of the Internal Revenue Code of 1986, as amended.

Note I — Commitments and Other Matters

Leases

The Company leases office space from RFG Associates, an entity in which John A. Paganelli, chairman of the Board of Directors of the Company is an equity owner. The lease provides for a monthly rent of $625 and is cancelable by either party upon thirty (30) days notice. Rent expense, prior to any reorganization expense, was approximately $11,000, $20,000, and $238,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

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

Labidi Proceeding.

On October 5, 2005, in the matter brought by Abdel Hakim Labidi (one of our former employees) against the Company, a jury ruled in favor of Dr. Labidi determining that the Company converted certain biological research materials owned by Dr. Labidi, and the Company committed theft of biological materials owned by Dr. Labidi. The jury awarded Dr. Labidi a total of $600,000. The Company is reviewing this matter to determine the validity of appealing the decision of the jury. The final amount due by the Company to Dr. Labidi under such judgment is likely to be between $250,000 and $750,000, however the Company has recorded a provision of $250,000 in the financial statements.

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

Employment agreements

David Hostelley

On July 1, 2005 David Hostelley was named Chief Financial Officer of the Company. The Company’s agreement with Mr. Hostelley calls for him to receive $2,500 per month, and his employment is terminable by either side upon written notice.

Related party transactions

John Paganelli

In January 2004, the Company entered into a lease agreement for office space with RFG Associates, an entity in which John A. Paganelli, chairman of the Board of Directors of the Company is an equity owner. The lease provides for a monthly rent of $625 and is cancelable by either party upon thirty (30) days notice.

Note J — 401(k) Plan

The Company had maintained a defined contribution 401(k) plan available to eligible employees but discontinued this plan during 2003. Employee contributions were voluntary and were determined on an individual basis, limited to the maximum amount allowable under federal tax regulations. The Company made no contributions during 2005, 2004, and 2003.

Note K — Quarterly Results (Unaudited)

	Quarter Ended
	March 31	June 30	September 30	December 31	Total Year
2005
Revenues	$—	$—	$—	$—	$—
Net (loss) income	(290,000)	(434,000)	870,000	(332,000)	(186,000)
Loss per share — basic and diluted(a)	(0.03)	(0.03)	0.05	(0.01)	0.03
2004
Revenues	$—	$—	$—	$—	$—
Net loss	(739,000)	(531,000)	(368,000)	(288,000)	(1,926,000)
Loss per share — basic and diluted(a)	(0.06)	(0.03)	(0.02)	(0.02)	(0.13)

(a)
Per common share amounts for the quarters and full year have been calculated separately. Accordingly, quarterly amounts may not add to the annual amount because of differences in the weighted average common shares outstanding during each period due to the effect of the Company’s issuing shares of its common stock during the year.