Form 10-Q
period 2006-03-31
eXegenics Inc
filed 2006-05-15
CIK 944809

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006.

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

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2): Yes [ X ] No [_]

As of May 9, 2006, the registrant had 16,891,101 shares of common stock outstanding.

PART I. FINANCIAL INFORMATION
		Page(s)
Item 1.	Financial Statements:

	Balance Sheets as of March 31, 2006 (unaudited) and December 31, 2005	3

	Statements of Operations for the Three Months Ended March 31, 2006 and 2005 (unaudited)	4

	Statements of Cash Flows for the Three Months ended March 31, 2006 and 2005 (unaudited)	5

	Notes to Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	11

Item 4.	Controls and Procedures	11

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	12

Item 1A.	Risk Factors	12

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	12

Item 3.	Defaults Upon Senior Securities	12

Item 4.	Submission of Matters to a Vote of Security Holders	12

Item 5.	Other Information	12

Item 6.	Exhibits	12

Signatures		13

Exhibit Index		14

Exhibit 31.1
Certification by John A. Paganelli, Chief Executive Officer, pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended March 31, 2006.

Exhibit 31.2
Certification by David Hostelley, Chief Financial Officer, pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended March 31, 2006.

Exhibit 32.1
Certification by John A. Paganelli, Chief Executive Officer pursuant to18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended March 31, 2006.

Exhibit 32.2
Certification by David Hostelley, Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended March 31, 2006.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements:

eXegenics Inc.
BALANCE SHEETS
(in thousands except share data)

	March 31,	December 31,
	2006	2005
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$8,851	$8,901
Prepaid expenses and other current assets	133	99
Total current assets	8,984	9,000

Total assets	$8,984	$9,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$304	$277
Total current liabilities	304	277

Total liabilities	304	277

Commitments and contingencies

Stockholders’ equity:
Preferred stock - $.01 par value, 10,000,000 shares authorized; 1,015,028 and 952,839 shares of Series A convertible preferred issued and outstanding (liquidation value $2,538,000 and $2,382,000)	10	10
Common stock - $.01 par value, 30,000,000 shares authorized; 16,978,090 and 16,945,026 shares issued and outstanding	170	169
Additional paid-in capital	68,383	68,384
Subscriptions receivable, net of reserve	(101)	(101)
Accumulated deficit	(56,445)	(56,402)
Treasury stock, 611,200 shares of common stock, at cost	(3,337)	(3,337)

Total stockholders’ equity	8,680	8,723

Total liabilities and stockholders’ equity	$8,984	$9,000

See Notes to Financial Statements.

eXegenics Inc.
STATEMENTS OF OPERATIONS
(in thousands)

	Three Months Ended March 31,
	2006	2005
	(unaudited)

Revenue:	$--	$--

Operating Expenses:
General and administrative	188	331
	188	331

Operating loss	(188)	(331)

Other (income) expense	(145)	(41)

Loss before provision (benefit) for taxes	(43)	(290)
Provision (benefit) for taxes	--	--
Net Loss	(43)	(290)
Preferred stock dividend	(238)	(234)

Net loss attributable to common shareholders	$(281)	$(524)

Net loss per share-basic and diluted	$(0.02)	$(0.03)

Weighted average number of shares outstanding - basic and diluted	16,338	16,261

See Notes to Financial Statements.

eXegenics Inc.
STATEMENT OF CASH FLOWS
(in thousands)

	Three Months Ended March 31,
	2006	2005
	(unaudited)
Cash flows from operating activities:
Net loss	$(43)	$(290)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	-	1
Interest accrual on subscription receivable	-	(4)
Changes in:
Prepaids and other assets	(34)	15
Accounts payable and accrued expenses	27	(47)
Net cash used in operating activities	(50)	(325)

NET DECREASE IN CASH	(50)	(325)
Cash and cash equivalents at beginning of period	8,901	8,734

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$8,851	$8,409

See Notes to Financial Statements

eXegenics Inc.

NOTES TO FINANCIAL STATEMENTS

(1)	Financial Statement Presentation

The unaudited financial statements of eXegenics Inc., a Delaware corporation (the “Company”), included herein have been prepared in accordance with the rules and regulations promulgated by the Securities and Exchange Commission and, in the opinion of management, reflect all adjustments necessary to present fairly the results of operations for the interim periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, management believes that the disclosures are adequate to make the information presented not misleading. These financial statements and the notes thereto should be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005. The results for the interim periods are not necessarily indicative of the results for the full fiscal year.

(2)	Cash and Cash Equivalents

The Company considers all non-restrictive, highly liquid short-term investments purchased with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents, which amount to $8,851,000 and $8,901,000 at March 31, 2006 and December 31, 2005, respectively, consist principally of interest-bearing cash deposits.

(3)	Loss Per Common Share

Basic and diluted loss per common share is based on the net loss increased by dividends on preferred stock divided by the weighted average number of common shares outstanding during the period. No effect has been given to outstanding options, warrants or convertible preferred stock in the diluted computation, as their effect would be antidilutive.

(4)	Share-Based Compensation

During the three months ended March 31, 2006, the stock option activity under our 1996 Stock Option Plan and 2000 Stock Option Plan (collectively the “Stock Option Plans”), was as follows:

	Weighted AveragePrice	Number of Shares	Weighted Average Remaining Contractual Term(In Years	)

Outstanding, January 1, 2006	$3.37	905,000
Granted	0.41	20,000
Canceled or Expired	4.28	(570,000)
Forfeited	-	-
Exercised	-	-

Outstanding, March 31, 2006	$1.73	355,000	6.20

Options exercisable as of March 31, 2006		355,000	6.20

eXegenics Inc.

NOTES TO FINANCIAL STATEMENTS - (Continued)

Under the Stock Option Plans, 3,895,000 shares of our Common Stock are available for issuance. Options outstanding and exercisable were granted at a stock option price, which was not less than the fair market value of our Common Stock on the date the option was granted and no option has a term in excess of ten years. Additionally, options vested and became exercisable either on the date of grant or commencing one or two years from the option grant date.

In December 2004, Financial Accounting Standards Board issued SFAS No. 123R, Share-Based Payment (“SFAS No. 123R” or the “Statement”). This Statement is a revision of SFAS No. 123, Accounting Principles Board Option No. 25, Accounting for Stock Issued to Employees (“APB No. 25”) and its related implementation guidance. On January 1, 2006, we adopted the provisions of SFAS No. 123R using the modified prospective method. SFAS No. 123R focuses primarily on accounting transactions in which an entity obtains employee or similar services in share-based payment transactions. The Statement requires entities to recognize compensation expense for awards of equity instruments to employees or employee equivalents based on the grant-date fair value of those awards (with limited exceptions). SFAS No. 123R also requires the benefits of tax deductions in excess of recognized compensation expense to be reported as financing cash flows, rather than as an operating cash flow as prescribed under the prior accounting rules. This requirement reduces net operating cash flows and increases net financing cash flows in periods after adoption. Total cash flow remains unchanged from what would have been reported under prior accounting rules.

Prior to the adoption of SFAS No. 123R, we followed the intrinsic value method in accordance with APB No. 25 to account for our employee stock options. Accordingly, no compensation expense was recognized for the issuance of stock options under any of our Stock Option Plans for periods ended prior to January 1, 2006. The adoption of SFAS No. 123R primarily resulted in a change in our method of recognizing the fair value of share-based compensation. Specifically, the adoption of SFAS No. 123R will result in our recording compensation expense for employee stock options.

The pre-tax share-based employee compensation expense recorded in the 2006 first quarter was approximately $1,000. Such expense resulted solely from the estimated value to be recognized from the share-based payments of options granted to our board of directors. The options outstanding at December 31, 2005 did not and will not impact 2006 consolidated results of operations and financial positions since substantially all option-holders were fully vested in such options at December 31, 2005.

The fair market value of the shared-based payments made in the first quarter of 2006 was estimated using Black -Scholes option pricing model with the following weighted average assumptions:

Risk-free interest rate	4.3%
Expected volatility	37.3%
Weighted average expected life (in years)	5.0
Dividend yield	0%

Results for 2005 first quarter have not been restated. Had compensation expense for employee stock options granted under our Stock Option Plans been determined based on fair value at the grant date consistent with SFAS No. 123, our net income and earnings per share for the 2005 first quarter would have been pro forma amounts indicated below:

eXegenics Inc.

NOTES TO FINANCIAL STATEMENTS - (Continued)

Three Months Ended
March 31,
2005

Net loss attributable to common stockholders as reported	$(524)

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(5)

Pro forma net loss	$(529)

Earnings per share:

Basic and diluted-as reported	$(0.03)

Basic-pro forma	$(0.03)

(5)	Dividends

During the three month periods ended March 31, 2006 and March 31, 2005, 10% preferred stock dividends were declared equal to $238,000 and $234,000 respectively.

(6)	Subscriptions Receivable

In May, 2001, the Company entered into a limited recourse note and pledge agreement with a former President and Chief Executive Officer (Dr. Ronald Goode) in connection with a stock subscription arrangement. The principal amount of this note is $300,000 plus 4.71% interest paid on a semi-annual basis. Dr. Goode failed to make the semi-annual interest payment due May 2005. The Company is in discussions with Dr. Goode relative to the interest payment due and the status of the note. During the second quarter period ended June 30, 2005, the Company created a reserve and the subscription receivable balance on March 31, 2006 is presented net, equal to the value of the underlying collateral.

(7)	Recently Issued Accounting Standards

In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Retirement Obligations, an interpretation of FASB Statement No. 143” (“FIN 47”), which requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liabilities fair value can be reasonably estimated. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. The adoption of this Interpretation does not have a material impact on its consolidated financial statements.

eXegenics Inc.

NOTES TO FINANCIAL STATEMENTS - (Continued)

In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections-a replacement of APB Opinion No. 20 and FASB Statement No. 3” (SFAS 154”). This Statement replaces APB Opinion No. 20, “Accounting Changes,” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS 154 requires retrospective application to prior periods’ financial statements for changes in accounting principle, unless it is impractical to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 also requires that a change in depreciation, amortization, or depletion method for long, non-financial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. SFAS is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of the provisions of SFAS 154 does not have a material effect on the Company’s consolidated financial statements.

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

eXegenics, Inc., formerly known as Cytoclonal Pharmaceuticals Inc. (the “Company”), was previously involved in the research, creation, and development of drugs for the treatment and/or prevention of cancer and infectious diseases. We have historically operated as a drug discovery company, exploiting new enabling technologies to advance and shorten the new drug development cycle. We completed the termination of all research activities. All scientific staff and administrative positions were eliminated and all of our research and development activities were terminated.

Our Board and management are focused on redeploying the remaining residual assets of the Company. The Board has established a committee to study strategic direction and identify potential business opportunities and the Company’s objective continues to be to redeploys its assets and actively pursue new business.

eXegenics Inc.

NOTES TO FINANCIAL STATEMENTS - (Continued)

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

The Company considers all non-restrictive, highly liquid short-term investments purchased with an original maturity of three months or less to be cash equivalentsThe Company periodically evaluates the collectability of the subscription receivable and adjusts an allowance sufficient to ensure that the net balance is equal to the value for the underlying collateral. We record a valuation allowance to reduce our deferred tax asset to the amount that is more likely than not to be realized. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event we were to determine that we would be able to realize deferred tax assets in the future in excess of its net recorded amount, an adjustment to the net deferred tax asset would increase income in the period such determination was made. Likewise, should we determine that we would not be able to realize all or part of our net deferred tax asset in the future, an adjustment to the net deferred tax asset would be charged to income in the period such determination was made.

RESULTS OF OPERATIONS

FOR THREE MONTHS ENDED MARCH 31, 2006 AND 2005

Revenue

There were no revenues for the three months ended March 31, 2006 and March 31, 2005.

General and Administrative Expenses

We incurred general and administrative expenses of $188,000 and $331,000 for the three months ended March 31, 2006 and 2005, respectively, a decrease of $143,000 or 43%. The decrease is attributable to the following: a $77,000 decrease in officers salaries, a $31,000 decrease in director and officer insurance premium expense, a $15,000 decrease in investor relations expenses, a $29,000 increase in professional consulting fees, a $3,000 decrease in business travel related expenses, a $15,000 decrease in legal and accounting expense, a $12,000 decrease in compensation and overhead expenses, a $25,000 decrease in taxes paid, a $9,000 decrease in leased equipment expense and a $15,000 increase in Board of Director fees for additional duties.

eXegenics Inc.

NOTES TO FINANCIAL STATEMENTS - (Continued)

Interest Income

Interest income was $145,000 and $41,000 for the three months ended March 31, 2006 and 2005, respectively.

Net Loss

We recognized a net loss attributable to common shareholders of $281,000 and $524,000 for the three months ended March 31, 2006 and 2005, respectively. Net loss per common share was $0.02 and $0.03 for the three months ending March 31, 2006 and 2005, respectively.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2006, we had cash and cash equivalents of approximately $8,851,000. During the three months ended March 31, 2006, net cash used in operating activities was $50,000

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Our exposure to financial market risk, relates primarily to change in interest rates. We do not believe that a 100 basis point increase or decrease in interest rates would significantly impact our business. We do not have any derivative instruments or marketable security investments. We operate only in the United States. We do not have any material exposure to changes in foreign currency exchange rates.

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

On October 5, 2005, in the matter brought by Abdel Hakim Labidi one of our former employees) against the Company, a jury ruled in favor of Dr. Labidi determining that the Company converted certain biological research materials owned by Dr. Labidi, and the Company committed theft of biological materials owned by Dr. Labidi. The jury awarded Dr. Labidi a total of $600,000. Dr. Labidi has moved the court to award attorney fees and interest on the jury’s award. We await a decision from the Court on this motion. The Company is reviewing this matter to determine the validity of appealing the decision of the jury. The final amount due by the Company to Dr. Labidi under such judgment is likely to be between $250,000 and $750,000, however the Company has recorded a provision of $250,000 in the financial statements in December 31, 2005.

Item 1A.	Risk Factors

There are no materials changes from the risk factors previously disclosed in the Company’s Form 10-K for the year ended December 31, 2005 in response to Item 1A. to Part 1 of Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit 31.1
Certification by John Paganelli, Chief Executive Officer, pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended March 31, 2006.

Exhibit 31.2
Certification by David Hostelley, Chief Financial Officer, pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended March 31, 2006.

Exhibit 32.1
Certification by John Paganelli, Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended March 31, 2006.

Exhibit 32.2
Certification by David Hostelley, Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended March 31, 2006.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

eXegenics Inc.

Date: May 15, 2006                             /s/ John A. Paganelli
John A. Paganelli
Chairman of the Board,
Chief Executive Officer (Interim)

/s/ David Hostelley
David Hostelley
Chief Financial Officer

EXHIBIT INDEX

EXHIBIT
NUMBER	DESCRIPTION

Exhibit 31.1
Certification by John Paganelli, Chief Executive Officer, pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended March 31, 2006.

Exhibit 31.2
Certification by David Hostelley, Chief Financial Officer, pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended March 31, 2006.

Exhibit 32.1
Certification by John Paganelli, Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended March 31, 2006.

Exhibit 32.2
Certification by David Hostelley, Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended March 31, 2006.