Form 10-Q
period 2006-06-30
eXegenics Inc
filed 2006-08-14
CIK 944809

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006.

OR

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from   to _____.

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a nonaccelerated filer (as defined in Rule 12b-2 of the Exchange Act). Check one:

Large accelerated filer ☐        Accelerated filer ☐         Nonaccelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):  YES ☒     NO ☐

As of August 8, 2006, the registrant had 16,991,101 shares of common stock outstanding.

PART I. FINANCIAL INFORMATION
		Page(s)
Item 1.	Financial Statements:

	Balance Sheets as of June 30, 2006 (unaudited) and December 31, 2005	4

	Statements of Operations for the Three Months and Six Months Ended June 30, 2006 and 2005 (unaudited)	5

	Statements of Cash Flows for the Six Months ended June 30, 2006 and 2005 (unaudited)	6

	Notes to Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	13

Item 4.	Controls and Procedures	13

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	14

Item 1A.	Risk Factors	14

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	14

Item 3.	Defaults Upon Senior Securities	14

Item 4.	Submission of Matters to a Vote of Security Holders	14

Item 5.	Other Information	14

Item 6.	Exhibits	14

Signatures		15

Exhibit Index		16

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements:

eXegenics Inc.
BALANCE SHEETS
(in thousands except share data)
	June 30,	December 31,
	2006	2005
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$8,805	$8,901
Prepaid expenses and other current assets	70	99
Total current assets	8,875	9,000

Total assets	$8,875	$9,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$262	$277
Total current liabilities	262	277

Total liabilities	262	277

Commitments and contingencies

Stockholders’ equity:
Preferred stock - $.01 par value, 10,000,000 shares authorized; 1,002,017 and 952,839 shares of Series A convertible preferred issued and outstanding (liquidation value $2,505,000 and $2,382,000)	10	10
Common stock - $.01 par value, 30,000,000 shares authorized; 16,991,101 and 16,945,026 shares issued and outstanding	170	169
Additional paid-in capital	68,385	68,384
Subscriptions receivable, net of reserve	(101)	(101)
Accumulated deficit	(56,514)	(56,402)
Treasury stock, 611,200 shares of common stock, at cost	(3,337)	(3,337)

Total stockholders’ equity	8,613	8,723

Total liabilities and stockholders’ equity	$8,875	$9,000

See Notes to Financial Statements.

eXegenics Inc.
STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
	(unaudited)		(unaudited)

Revenue:	$—	$—	$—	$—

Operating Expenses:	—	—
General and administrative	170	484	359	815
	170	484	359	815

Operating loss	(170)	(484)	(359)	(815)

Other (income) expense, primarily interest	(102)	(50)	(247)	(90)

Loss before provision (benefit) for taxes	(68)	(434)	(112)	(725)
Provision (benefit) for taxes	—	—	—	—
Net Loss	(68)	(434)	(112)	(725)
Preferred stock dividend	—	—	(238)	(234)

Net loss attributable to
to common shareholders	(68)	(434)	(350)	(959)

Net loss per share-basic and diluted	(0.00)	(0.03)	(0.02)	(0.06)

Weighted average number of
shares outstanding - basic and diluted	16,378	16,878	16,358	16,264

See Notes to Financial Statements.

eXegenics Inc.
STATEMENT OF CASH FLOWS
(in thousands)

	Six Months Ended
	June 30,
	2006	2005
	(unaudited)
Cash flows from operating activities:
Net loss	$(112)	$(725)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization	—	2
Reserve for Subscription Receivable	—	201
Compensation expense - Stock Options	2	—
Changes in:
Prepaids and other assets	29	(16)
Accounts payable and accrued expenses	(15)	(79)
Net cash used in operating activities	(96)	(617)

NET DECREASE IN CASH	(96)	(617)
Cash and cash equivalents at beginning of period	8,901	8,734

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$8,805	$8,117

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

(2)    Cash and Cash Equivalents

The Company considers all non-restrictive, highly liquid short-term investments purchased with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents, which amount to $8,805,000 and $8,901,000 at June 30, 2006 and December 31, 2005, respectively, consist principally of interest-bearing cash deposits.

(3)    Loss Per Common Share

Basic and diluted loss per common share is based on the net loss increased by dividends on preferred stock divided by the weighted average number of common shares outstanding during the period. No effect has been given to outstanding options, warrants or convertible preferred stock in the diluted computation, as their effect would be antidilutive.

(4)    Share-Based Compensation

During the six months ended June 30, 2006, the stock option activity under our 1996 Stock Option Plan and 2000 Stock Option Plan (collectively the “Stock Option Plans”), was as follows:

	Weighted Average Price	Number of Shares	Weighted Average Remaining Contractual Term (In Years)

Outstanding, January 1, 2006	$3.37	905,000
Granted	0.41	40,000
Canceled or Expired	4.31	(670,000)
Forfeited	—	—
Exercised	—	—

Outstanding, June 30, 2006	$0.63	275,000	8.42

Options exercisable as of June 30, 2006		275,000	8.42

eXegenics Inc.

NOTES TO FINANCIAL STATEMENTS - (Continued)

Under the Stock Option Plans, 3,975,000 shares of our Common Stock are available for issuance. Options outstanding and exercisable were granted at a stock option price, which was not less than the fair market value of our Common Stock on the date the option was granted and no option has a term in excess of ten years. Additionally, options vested and became exercisable either on the date of grant or commencing one or two years from the option grant date.

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

The pre-tax share-based employee compensation expense recorded in the 2006 second quarter was approximately $2,000. Such expense resulted solely from the estimated value to be recognized from the share-based payments of options granted to our board of directors. The options outstanding at December 31, 2005 did not and will not impact 2006 consolidated results of operations and financial positions since substantially all option-holders were fully vested in such options at December 31, 2005.

The fair market value of the shared-based payments made in the second quarter of 2006 was estimated using Black -Scholes option pricing model with the following weighted average assumptions:

Risk-free interest rate	4.9%
Expected volatility	12.8%
Weighted average expected life (in years)	5.0
Dividend yield	0%

Results for 2005 first quarter have not been restated. Had compensation expense for employee stock options granted under our Stock Option Plans been determined based on fair value at the grant date consistent with SFAS No. 123, our net income and earnings per share for the 2005 first quarter would have been pro forma amounts indicated below:

eXegenics Inc.

NOTES TO FINANCIAL STATEMENTS - (Continued)

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2005	2005

Net loss attributable to common stockholders as reported	$(434)	$(959)

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1)	(7)

Pro forma net loss	$(435)	$(966)

Earnings per share:

Basic and diluted-as reported	$(0.03)	$(0.06)

Basic-pro forma	$(0.03)	$(0.06)

(5)    Dividends

During the six month periods ended June 30, 2006 and June 30, 2005, 10% preferred stock dividends were declared equal to $238,000 and $234,000 respectively.

(7)    Subscriptions Receivable

In May, 2001, the Company entered into a limited recourse note and pledge agreement with a former President and Chief Executive Officer (Dr. Ronald Goode) in connection with a stock subscription arrangement. The amount of this note is $300,000 plus 4.71% interest paid on a semi-annual basis. Dr. Goode failed to make the semi-annual interest payment since May 2005 and principal due May 2006. The Company is in discussions with Dr. Goode relative to these past payments and the status of the note. During the second quarter period ended June 30, 2005, the Company created a reserve and the subscription receivable balance on June 30, 2006 is presented net, equal to the value of the underlying collateral.

eXegenics Inc.

NOTES TO FINANCIAL STATEMENTS - (Continued)

(8)    Recently Issued Accounting Standards

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

eXegenics Inc.

NOTES TO FINANCIAL STATEMENTS - (Continued)

Our Board and management are focused on redeploying the remaining residual assets of the Company. The Board has established a committee to study strategic direction and identify potential business opportunities and the Company’s objective continues to be to redeploy its assets and actively pursue new business.

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

RESULTS OF OPERATIONS

FOR THREE MONTHS ENDED JUNE 30, 2006 AND 2005

Revenue

There were no revenues for the three months ended June 30, 2006 and June 30, 2005.

General and Administrative Expenses

We incurred general and administrative expenses of $170,000 and $484,000 for the three months ended June 30, 2006 and 2005, respectively, a decrease of $314,000 or 65%. The decrease is attributable to the following: a $176,000 decrease in officer salaries, a $30,000 decrease in director and officer insurance premium expense, a $9,000 increase in investor relations expenses, a $14,000 increase in professional consulting fees, a $39,000 increase in legal and accounting expense, a $208,000 decrease in miscellaneous expense for the allowance recorded for Dr. Goode subscription receivable, a $8,000 increase in Board of Director compensation, a $ 30,000 increase in taxes paid from a overpayment in 2005.

eXegenics Inc.

NOTES TO FINANCIAL STATEMENTS - (Continued)

Interest Income

Interest income was $102,000 and $50,000 for the three months ended June 30, 2006 and 2005, respectively. The increase was due to increased interest rates.

Net Loss

We incurred a net loss attributable to common shareholders of $68,000 and $434,000 for the three months ended June 30, 2006 and 2005, respectively. Net loss per common share was $0.00 and $0.03 for the three months ending June 30, 2006 and 2005, respectively.

FOR SIX MONTHS ENDED JUNE 30, 2006 AND 2005

Revenue

There were no revenues for the six months ended June 30, 2006 and June 30, 2005.

General and Administrative Expenses

We incurred general and administrative expenses of $359,000 and $815,000 for the six months ended June 30, 2006 and 2005, respectively, a decrease of $456,000 or 56%. The decrease is attributable to the following: a $44,000 decrease in leased equipment, a $61,000 decrease in director and officer insurance premium expense, a $43,000 increase in professional consulting fees, a $23,000 decrease in business travel related expenses, a $55,000 decrease in legal and accounting expenses, a $266,000 decrease in compensation and overhead expenses, a $6,000 decrease in taxes paid, a $72,000 decrease in miscellaneous expense, a $23,000 increase in board of director compensation and $5,000 increase in board of directors travel expenses.

Interest Income

Interest income was $247,000 and $90,000 for the six months ended June 30, 2006 and 2005, respectively. The increase was due to increased interest rates.

Net Loss

We incurred a net loss attributable to common shareholders of $350,000 and $959,000 for the six months ended June 30, 2006 and 2005, respectively. Net loss per common share was $0.02 and $0.06 for the six months ending June 30, 2006 and 2005, respectively.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2006, we had cash and cash equivalents of approximately $8,805,000. During the three months ended June 30, 2006, net cash used in operating activities was $46,000.

eXegenics Inc.

NOTES TO FINANCIAL STATEMENTS - (Continued)

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

None.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.     Submission of Matters to a Vote of Security Holders

 None.

Item 5.     Other Information

 None.

Item 6.     Exhibits.

Exhibit 31.1
Certification by John Paganelli, Chief Executive Officer, pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended June 30, 2006.

Exhibit 31.2	Certification by David Hostelley, Chief Financial Officer, pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended June 30, 2006.

Exhibit 32.1	Certification by John Paganelli, Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended June 30, 2006.

Exhibit 32.2	Certification by David Hostelley, Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended June 30, 2006.

 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

eXegenics Inc.

Date: August 13, 2006

John A. Paganelli
Chairman of the Board,
Chief Executive Officer (Interim)

David Hostelley
Chief Financial Officer

EXHIBIT INDEX

EXHIBIT
NUMBER	DESCRIPTION

Exhibit 31.1
Certification by John Paganelli, Chief Executive Officer, pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended June 30, 2006.

Exhibit 31.2	Certification by David Hostelley, Chief Financial Officer, pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended June 30, 2006.

Exhibit 32.1	Certification by John Paganelli, Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended June 30, 2006.

Exhibit 32.2	Certification by David Hostelley, Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended June 30, 2006.