Form 10-Q/A
period 2006-06-30
eXegenics Inc
filed 2006-08-14
CIK 944809

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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
Large accelerated filer___ Accelerated filer____ Nonaccelerated filer XX

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):
YES ☒ NO ☐

As of August 8, 2006, the registrant had 16,991,101 shares of common stock outstanding.

EXPLANATORY NOTE

On August 14, 2006, eXegenics, Inc. filed its Quarterly Report on Form 10-Q for its fiscal quarter ended June 30, 2006 (the “Second Quarter 2006 Form 10-Q”). This 10-Q/A is being filed to amend the Second Quarter 2006 Form 10-Q to: include correct cross references to the certifications filed as exhibits in the Table of Contents; amend the paragraph introducing the chart on page10 to refer to the second quarter of 2005; include a corrected date in the second paragraph of item 4 of Part I; and to include dates and conformed signatures in the Report and in the exhibits. Although this amendment restates the Report on Form 10-Q in its entirety, no other amendments or changes have been made to the Second Quarter 2006 Form 10-Q. This amendment speaks as of the date of the original report and does not reflect events occurring after the filing of the report or update or modify the disclosures therein in any way other than as described above.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements:	Page(s)

	Balance Sheets as of June 30, 2006 (unaudited) and December 31, 2005	4

	Statements of Operations for the Three Months and Six Months Ended June 30, 2006 and 2005 (unaudited)	5

	Statements of Cash Flows for the Six Months ended June 30, 2006 and 2005 (unaudited)	6

	Notes to Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	13

Item 4.	Controls and Procedures	13

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	14

Item 1A.	Risk Factors	14

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	14

Item 3.	Defaults Upon Senior Securities	14

Item 4.	Submission of Matters to a Vote of Security Holders	14

Item 5.	Other Information	14

Item 6.	Exhibits	14

Signatures		15

Exhibit Index		16

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

See Notes to Financial Statements.

eXegenics Inc.
STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
	(unaudited)		(unaudited)

Revenue:	$-	$-	$-	$-

Operating Expenses:	-	-
General and administrative	170	484	359	815
	170	484	359	815

Operating loss	(170)	(484)	(359)	(815)

Other (income) expense, primarily interest	(102)	(50)	(247)	(90)

Loss before provision (benefit) for taxes	(68)	(434)	(112)	(725)
Provision (benefit) for taxes	-	-	-	-
Net Loss	(68)	(434)	(112)	(725)
Preferred stock dividend	-	-	(238)	(234)

Net loss attributable to
to common shareholders	(68)	(434)	(350)	(959)

Net loss per share-basic and diluted	(0.00)	(0.03)	(0.02)	(0.06)

Weighted average number of
shares outstanding - basic and diluted	16,378	16,878	16,358	16,264

See Notes to Financial Statements.

eXegenics Inc.
STATEMENT OF CASH FLOWS
(in thousands)

	Six Months Ended
	June 30,
	2006	2005
	(unaudited)
Cash flows from operating activities:
Net loss	$(112)	$(725)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization	-	2
Reserve for Subscription Receivable	-	201
Compensation expense - Stock Options	2	-
Changes in:
Prepaids and other assets	29	(16)
Accounts payable and accrued expenses	(15)	(79)
Net cash used in operating activities	(96)	(617)

NET DECREASE IN CASH	(96)	(617)
Cash and cash equivalents at beginning of period	8,901	8,734

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$8,805	$8,117

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

(4) Share-Based Compensation

During the six months ended June 30, 2006, the stock option activity under our 1996 Stock Option Plan and 2000 Stock Option Plan (collectively the “Stock Option Plans”), was as follows:

	Weighted Average Price	Number of Shares	Weighted Average Remaining Contractual Term (In Years)

Outstanding, January 1, 2006	$3.37	905,000
Granted	0.41	40,000
Canceled or Expired	4.31	(670,000)
Forfeited	-	-
Exercised	-	-

Outstanding, June 30, 2006	$0.63	275,000	8.42

Options exercisable as of June 30, 2006		275,000	8.42

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

Results for 2005 second quarter have not been restated. Had compensation expense for employee stock options granted under our Stock Option Plans been determined based on fair value at the grant date consistent with SFAS No. 123, our net income and earnings per share for the 2005 second quarter would have been pro forma amounts indicated below:

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

Further, there were no significant changes in the internal controls over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the quarter ended June 30, 2006 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this Report on Form 10-Q/A to be signed on its behalf by the undersigned thereunto duly authorized.

eXegenics Inc.

Date: August 14, 2006	By:	/s/ John A. Paganelli
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