Form 10-Q
period 2006-09-30
eXegenics Inc
filed 2006-11-14
CIK 944809

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006.

OR

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from____ to ____ .

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
YES ☒ NO ☐

As of November 10, 2006, the registrant had 16,991,101 shares of common stock outstanding.

PART 1. FINANCIAL INFORMATION

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	14

Item 1A.	Risk Factors	14

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	14

Item 3.	Defaults Upon Senior Securities	14

Item 4.	Submission of Matters to a Vote of Security Holders	14

Item 5.	Other Information	14

Item 6.	Exhibits	14

Signatures		15

Exhibit Index		16

Exhibit 31.1	Certification by John A. Paganelli, Interim Chief Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities and Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended September 30, 2006

Exhibit 31.2	Certification by David Hostelley, Chief Financial Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities and Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended September 30, 2006.

Exhibit 32.1	Certification by John A. Paganelli, Interim Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of theSarbanes-Oxley Act of 2002 for the quarterly period ended September 30, 2006.

Exhibit 32.2	Certification by David Hostelley, Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended September 30, 2006.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements:

eXegenics Inc.
BALANCE SHEETS
(in thousands except share data)
	September 30,	December 31,
	2006	2005
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$8,591	$8,901
Prepaid expenses and other current assets	237	99
Total current assets	8,828	9,000

Total assets	$8,828	$9,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$382	$277
Total current liabilities	382	277

Total liabilities	$382	$277

Stockholders’ equity:
Preferred stock - $.01 par value, 10,000,000 shares authorized; 1,002,017 and 952,839 shares of Series A convertible preferred issued and outstanding (liquidation value $ 2,505,000 and $2,382,000)	10	10
Common stock - $.01 par value, 30,000,000 shares authorized; 16,991,101 and 16,945,026 shares issued and outstanding	170	169
Additional paid-in capital	68,386	68,384
Subscriptions receivable, net of reserve	(101)	(101)
Accumulated deficit	(56,682)	(56,402)
Treasury stock, 611,200 shares of common stock, at cost	(3,337)	(3,337)

Total stockholders’ equity	8,446	8,723

Total liabilities and stockholders’ equity	$8,828	$9,000

See Notes to Financial Statements.

eXegenics Inc.
STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(unaudited)		(unaudited)

Revenue:	$-	$-	$-	$-

Operating Expenses:	-	-
General and administrative	280	194	640	1,008
	280	194	640	1,008

Operating loss	(280)	(194)	(640)	(1,008)

Other (income) expense	(112)	(1,065)	(360)	(1,154)

Income (loss) before provision (benefit) for taxes	(168)	871	(280)	146
Provision (benefit) for taxes	-	-	-	-
Net Income (loss)	(168)	871	(280)	146
Preferred stock dividend	-	-	(238)	(234)

Net income (loss) attributable to
to common shareholders	(168)	871	(518)	(88)

Net income (loss) per share-basic and diluted	(0.03)	0.05	(0.03)	(0.01)

Weighted average number of
shares outstanding - basic and diluted	16,380	16,267	16,366	16,265

See Notes to Financial Statements.

eXegenics Inc.
STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended
	September 30,
	2006	2005
	(unaudited)
Cash flows from operating activities:
Net income (loss)	$(280)	$146
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization	-	2
Reserve for Subscription Receivable	-	201
Compensation expense - Stock Options	3	-
Changes in:
Restricted Cash	-	175
Prepaids and other assets	(138)	(87)
Accounts payable and accrued expenses	105	(217)
Net cash used in operating activities	(310)	220

NET CHANGE IN CASH	(310)	220
Cash and cash equivalents at beginning of period	8,901	8,734

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$8,591	$8,954

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

The Company considers all non-restrictive, highly liquid short-term investments purchased with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents, which amount to $8,591,000 and $8,901,000 at September 30, 2006 and December 31, 2005, respectively, consist principally of interest-bearing cash deposits.

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

During the nine months ended September 30, 2006, the stock option activity under our 1996 Stock Option Plan and 2000 Stock Option Plan (collectively the “Stock Option Plans”), was as follows:

	Weighted Average Price	Number of Shares	Weighted Average Remaining Contractual Term(In Years)

Outstanding, January 1, 2006	$3.37	905,000
Granted	0.40	60,000
Canceled or Expired	4.31	(670,000)
Forfeited	-	-
Exercised	-	-

Outstanding, September 30, 2006	$0.62	295,000	8.28

Options exercisable as of September 30, 2006		295,000	8.28

eXegenics Inc.

NOTES TO FINANCIAL STATEMENTS - (Continued)

Under the Stock Option Plans, 3,955,000 shares of our Common Stock are available for issuance. Options outstanding and exercisable were granted at a stock option price, which was not less than the fair market value of our Common Stock on the date the option was granted and no option has a term in excess of ten years. Additionally, options vested and became exercisable either on the date of grant or commencing one or two years from the option grant date.

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

The pre-tax share-based employee compensation expense recorded in the 2006 third quarter was approximately $3,000. Such expense resulted solely from the estimated value to be recognized from the share-based payments of options granted to our board of directors. The options outstanding at December 31, 2005 did not and will not impact 2006 consolidated results of operations and financial positions since substantially all option-holders were fully vested in such options at December 31, 2005.

The fair market value of the shared-based payments made in the third quarter of 2006 was estimated using Black -Scholes option pricing model with the following weighted average assumptions:

Risk-free interest rate	5.1%
Expected volatility	19.6%
Weighted average expected life (in years)	5.0
Dividend yield	0%

eXegenics Inc.

NOTES TO FINANCIAL STATEMENTS - (Continued)

Results for 2005 third quarter have not been restated. Had compensation expense for employee stock options granted under our Stock Option Plans been determined based on fair value at the grant date consistent with SFAS No. 123, our net income and earnings per share for the 2005 first quarter would have been the pro forma amounts indicated below:

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2005	2005

Net income (loss) attributable to common stockholders as reported	$871	$(88)

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(4)	(1)

Pro forma net income (loss)	$867	$(89)

Earnings per share:

Basic and diluted-as reported	$0.05	$(0.01)

Basic-pro forma	$0.05	$(0.01)

(5)	Dividends

During the nine month periods ended September 30, 2006 and September 30, 2005, 10% preferred stock dividends were declared equal to $238,000 and $234,000 respectively. These dividends were paid through the issuance of 95,253 and 93,502 additional shares of Series A preferred stock, respectively.

(6)	Subscriptions Receivable

In May, 2001, the Company entered into a limited recourse note and pledge agreement with a former President and Chief Executive Officer (Dr. Ronald Goode) in connection with a stock subscription arrangement. The amount of this note is $300,000 plus 4.71% interest paid on a semi-annual basis. Dr. Goode failed to make the semi-annual interest payment since May 2005 and principal due May 2006. During the second quarter period ended June 30, 2005, the Company created a reserve and the subscription receivable balance on September 30, 2006 is presented net, equal to the value of the underlying collateral. On October 30, 2006, the Company reached agreement with Dr. Goode concerning the cancellation of the subscription agreement and note in consideration for the assignment to the Company of the 100,000 shares of common stock underlying the subscription.

eXegenics Inc.

NOTES TO FINANCIAL STATEMENTS - (Continued)

(7)	Recently Issued Accounting Standards

In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections-a replacement of APB Opinion No. 20 and FASB Statement No. 3” (SFAS 154”). This Statement replaces APB Opinion No. 20, “Accounting Changes,” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS 154 requires retrospective application to prior periods’ financial statements for changes in accounting principle, unless it is impractical to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 also requires that a change in depreciation, amortization, or depletion method for long, non-financial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. SFAS is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company believes that adoption of the provisions of SFAS 154 will not have a material effect on the Company’s financial statements.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 157, "Fair Value Measurements”. SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 is effective as of the beginning of the first fiscal year that begins after November 15, 2007. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended December 31, 2008. The Company is currently evaluating the impact of SFAS 157 on its financial statements.

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

eXegenics, Inc., formerly known as Cytoclonal Pharmaceuticals Inc. (the “Company”), was previously involved in the research, creation, and development of drugs for the treatment and/or prevention of cancer and infectious diseases. We had previously operated as a drug discovery company, exploiting new enabling technologies to advance and shorten the new drug development cycle. Commencing in 2003, we began terminating our research and related activities and we have now completed the termination of all research activities. All scientific staff and administrative positions were eliminated and all of our research and development activities have been terminated. As such, we are now a holding company with a portfolio of cash and marketable securities.

eXegenics Inc.

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

The Company considers all non-restrictive, highly liquid short-term investments purchased with an original maturity of three months or less to be cash equivalents. We record a valuation allowance to reduce our deferred tax asset to the amount that is more likely than not to be realized. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event we were to determine that we would be able to realize deferred tax assets in the future in excess of its net recorded amount, an adjustment to the net deferred tax asset would increase income in the period such determination was made. Likewise, should we determine that we would not be able to realize all or part of our net deferred tax asset in the future, an adjustment to the net deferred tax asset would be charged to income in the period such determination was made. The Company periodically evaluates the need to maintain the reserve for its material pending legal proceeding.

RECENT DEVELOPMENT

On August 14, 2006, we entered into a Stock Purchase Agreement with a small group of investors led by Dr. Phillip Frost. Pursuant to the agreement, the investors will purchase shares of our common stock that will represent 51% of our common stock, on a fully diluted basis. The shares will be purchased for $8,613,000, reflecting our book value at June 30, 2006, although the purchase price is subject to adjustment to reflect our book value at closing. The transaction is subject to customary conditions of closing, including approval of our stockholders. The closing is presently expected to close in the first quarter of 2007.

eXegenics Inc.
RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

Revenue

There were no revenues for the three months ended September 30, 2006 and September 30, 2005.

General and Administrative Expenses

We incurred general and administrative expenses of $280,000 and $194,000 for the three months ended September 30, 2006 and 2005, respectively, an increase of $86,000 or 44%. The increase is attributable to the following: a $120,000 increase in legal and accounting expense, which includes $100,000 increase in the reserve for an ongoing litigation with Dr. Labidi. That increase was partially offset by decreases in the following: a $17,000 decrease in director and officer insurance premium expense, a $14,000 decrease in professional consulting fees and a $3,000 decrease in travel expense.

Other Income and Expenses

Other income and expenses was a profit of $112,000 and $1,065,000 for the three months ended September 30, 2006 and 2005, respectively. In 2005 the Company sold Javelin Pharmaceuticals, Inc. common stock for $1,039,000. Interest income was $112,000 and $26,000 for the three months ended September 30, 2006 and 2005, respectively. The increase was due to increased interest rates and the increase in cash and cash equivalents as a result of the sale of Javelin Pharmaceuticals, Inc. common stock.

Net Loss

We incurred a net loss attributable to common shareholders of $168,000 and a net profit of $871,000 for the three months ended September 30, 2006 and 2005, respectively. Net loss (profit) per common share was $0.03 and $(0.05) for the three months ending September 30, 2006 and 2005, respectively.

FOR NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

Revenue

There were no revenues for the nine months ended September 30, 2006 and September 30, 2005.

General and Administrative Expenses

We incurred general and administrative expenses of $640,000 and $1,008,000 for the nine months ended September 30, 2006 and 2005, respectively, a decrease of $368,000 or 37%. The decrease is attributable to the following: a $46,000 decrease in leased equipment, a $77,000 decrease in director and officer insurance premium expense, a $20,000 decrease in business travel related expenses, a $264,000 decrease in compensation and overhead expenses, a $5,000 decrease in other taxes paid, a decrease of $3,000 in postal, delivery and office expense and a $73,000 decrease in miscellaneous expense. That decrease was partially offset by increase in the following: a $66,000 increase in legal and accounting expenses (primarily attributable to a $100,000 increase in the reserve for on ongoing litigation with Dr. Labidi), a $3,000 increase in investor relations expense, a $30,000 increase in professional consulting fees and a $21,000 increase in board of director compensation.

eXegenics Inc.

Other Income and Expenses

Other income and expenses was a profit of $360,000 and $1,154,000 for the nine months ended September 30, 2006 and 2005, respectively. In 2005 the Company sold Javelin Pharmaceuticals, Inc. common stock for $1,039,000. Interest income was $360,000 and $115,000 for the nine months ended September 30, 2006 and 2005, respectively. The increase was due to increased interest rates and the increase in cash and cash equivalents as a result of the sale of Javelin Pharmaceuticals, Inc. common stock.

Net Loss

We incurred a net loss attributable to common shareholders of $518,000 and $88,000 for the nine months ended September 30, 2006 and 2005, respectively. Net loss per common share was $0.03 and $0.01 for the nine months ending September 30, 2006 and 2005, respectively.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2006, we had cash and cash equivalents of approximately $8,591,000. During the nine months ended September 30, 2006, net cash used in operating activities was $310,000.

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

Further, there were no significant changes in the internal controls over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the quarter ended September 30, 2006 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

eXegenics Inc.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

On October 5, 2005, in the matter brought by Abdel Hakim Labidi (one of our former employees) against the Company, a jury ruled in favor of Dr. Labidi determining that the Company converted certain biological research materials owned by Dr. Labidi, and the Company committed theft of biological materials owned by Dr. Labidi. The jury awarded Dr. Labidi a total of $600,000. Dr. Labidi has moved the court to award attorney fees and interest on the jury’s award. We await a decision from the Court on this motion. The Company is reviewing this matter to determine the validity of appealing the decision of the jury. The final amount due by the Company to Dr. Labidi under such judgment is likely to be between $350,000 and $750,000. The Company has recorded a provision of $350,000 in the financial statements in September 30, 2006.

Item 1A.	Risk Factors

There are no material changes from the risk factors previously disclosed in the Company’s Form 10-K for the year ended December 31, 2005 in response to Item 1A. to Part 1 of Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

	Exhibit 31.1	Certification by John Paganelli, Interim Chief Executive Officer, pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended September 30, 2006.

	Exhibit 31.2	Certification by David Hostelley, Chief Financial Officer, pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended September 30, 2006.

	Exhibit 32.1	Certification by John Paganelli, Interim Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended September 30, 2006.

	Exhibit 32.2	Certification by David Hostelley, Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended September 30, 2006.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

eXegenics Inc.

Date: November 14, 2006	By:	/s/ John A. Paganelli
John A. Paganelli
Chairman of the Board, Chief Executive Office (Interim)

eXegenics Inc.

Date: November 14, 2006	By:	/s/ David Hostelley
David Hostelley Chief Financial Office

EXHIBIT INDEX

EXHIBIT
NUMBER	DESCRIPTION

Exhibit 31.1
Certification by John A. Paganelli, Interim Chief Executive Officer, pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended September 30, 2006.

Exhibit 31.2
Certification by David Hostelley, Chief Financial Officer, pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended September 30, 2006.

Exhibit 32.1
Certification by John A. Paganelli, Interim Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended September 30, 2006.

Exhibit 32.2
Certification by David Hostelley, Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended September 30, 2006