Form 10-K
period 2006-12-31
eXegenics Inc
filed 2007-03-22
CIK 944809

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
ANNUAL REPORT
PURSUANT TO SECTIONS 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
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

The aggregate market value of the registrant’s voting common equity held by non-affiliates of the registrant on June 30, 2006 was $5,575,734 based on the last sale price as reported by OTC Bulletin Board.

As of March 15, 2007 the registrant had 36,550,369 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement relating to its 2007 Annual Meeting of Stockholders, which will be subsequently filed, with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Report relates, are incorporated by reference into Part III of this Form 10-K where indicated.

EXEGENICS INC.
Annual Report on Form 10-K
For the Fiscal Year Ended December 31, 2006

TABLE OF CONTENTS

PART I:		Page
“Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995
Item 1.	Business	5-6
Item 1A.	Risk Factors	6-9
Item 1B.	Unresolved Staff Comments	9
Item 2.	Properties	9
Item 3.	Legal Proceedings	10
Item 4.	Submission of Matters to a Vote of Security Holders	10
	Executive Officers of the Registrant	10-11
PART II:
Item 5.	Market for Registrant's Common Equity, Related Stockholder	11-13
	Matters and Issuer Purchases of Equity Securities
Item 6.	Selected Financial Data	14
Item 7.	Management's Discussion and Analysis of Financial Condition	15-19
	and Results of Operations
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	20
Item 8.	Financial Statements and Supplementary Data	20
Item 9.	Changes in and Disagreements with Accountants on Accounting	20
	and Financial Disclosure
Item 9A.	Controls and Procedures	20
Item 9B.	Other Information	20
PART III:
Item 10.	Directors, Executive Officers and Corporate Governance	21
Item 11.	Executive Compensation	21
Item 12.	Security Ownership of Certain Beneficial Owners and Management	21
	and Related Stockholder Matters	21
Item 13.	Certain Relationships and Related Transactions, and Director Independence	21
Item 14.	Principal Accountant Fees and Services
PART IV:
Item 15.	Exhibits and Financial Statement Schedules	22-26

“SAFE HARBOR” STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This document contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. You can identify such forward-looking statements by the words “expects”, “intends,” “plans,” “projects,” “believes,” “estimates,” “likely,” “goal,” “assume” and similar expressions. In the normal course of business, eXegenics Inc. (“eXegenics” or the “Company”), in an effort to help keep its stockholders and the public informed about the Company may, from time to time, issue such forward-looking statements, either orally or in writing. Generally, these statements relate to business plans strategies or opportunities, and/or projected or anticipated benefits or other consequences of such plans, strategies, or opportunities, including anticipated revenues or earnings. eXegenics bases the forward-looking statements on its current expectations, estimates and projections. eXegenics cautions you that these statements are not guarantees of future performance and involve risks, uncertainties and assumptions that eXegenics cannot predict. In addition, eXegenics has based many of these forward-looking statements on assumptions about future events that may prove to be inaccurate. Therefore, the actual results of future events described in such forward-looking statements in this Annual Report, or elsewhere, could differ materially from those stated in such forward-looking statements. Among the factors that could cause actual results to differ materially are the risks and uncertainties discussed in this Annual Report, including, without limitation, the risk factors described in “Item 1A. Risk Factors” of this Report.

References in this Report on Form 10-K to “we,” “our”, “us”, “its”, the “Company” or “eXegenics” refer to eXegenics Inc., unless the context specifically requires otherwise.

Disclosures set forth in this Report on Form 10-K are qualified by the section captioned “Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995” and other cautionary statements set forth elsewhere in this Report.

PART I

Item 1. Business

General

eXegenics Inc., a Delaware corporation, currently has no business operations. Previously, eXegenics was engaged in the research, creation and development of drugs for the treatment and prevention of cancer and infectious diseases. It was formerly known as Cytoclonal Pharmaceutics, Inc. Historically, eXegenics operated as a drug discovery company, exploiting new enabling technologies to advance and shorten the new drug development cycle. Commencing in 2003, eXegenics began terminating its research and related activities. Since then, all of our scientific staff and administrative positions have been eliminated and all of our research and development activities have been terminated. As such, eXegenics is a holding company with a portfolio of marketable securities and no operations. The principal offices of the Company are located at: 1250 Pittsford-Victor Road, Building 200, Suite 280, Pittsford, New York.

Since the termination of operations, the board of directors of eXegenics and management have been focused on redeploying the remaining residual assets of eXegenics. The board established a committee - the Business Opportunities Search Committee - to study strategic direction and identify potential business opportunities. The objective of eXegenics is to redeploy its assets and actively pursue new business opportunities.

On February 9, 2007, eXegenics completed its sale of 19,440,491 shares of eXegenics common stock, constituting approximately 51% of the issued and outstanding shares of eXegenics capital stock, on a fully diluted basis, to a small group of investors. The stock sale was made pursuant to the terms of a previously announced stock purchase agreement dated August 14, 2006, as amended as of November 30, 2006. The investors paid eXegenics an aggregate purchase price of $8,613,000 at the closing, which is subject to adjustment based on eXegenics stockholders’ equity at the closing. The proceeds from the stock sale provide eXegenics with working capital that can be used to create future operational and business opportunities.

Insurance

 In addition to rights to indemnification provided to eXegenics’ officers and directors under our certificate of incorporation, as amended, our bylaws and under the Delaware General Corporation Law (“DGCL”), we have entered into indemnification agreements with certain of our former officers and directors. The indemnification agreements provide such officers and directors with a specific contractual rights as to their indemnification rights under our charter documents and the DGCL for indemnification and the advancement of expenses, and require eXegenics to maintain directors’ and officers’ liability insurance at the levels of coverage in place as of the date the agreement(s) was entered into, for a period of six years after the individual ceases to be an officer or director of the Company. There can be no assurance that we will be able to maintain or increase our insurance coverage in the future on acceptable terms or that any claims against us will not exceed the amount of such coverage.

Patents and Trademarks

Historically, it was the Company’s practice to obtain protection, where possible, on its intellectual property and other proprietary rights, including protection of its products, processes and technologies, and to license such processes and technologies to generate royalties. During fiscal 2006, 2005 and 2004, eXegenics received no revenues under any of its licensing agreements, and it does not anticipate any royalty payments under these licensing agreements in the near future, including revenues from its Intellectual Property Assignment Agreement with NLC Pharma, Inc.

Research and Development

Since termination of its business operations, eXegenics has not sponsored research or development or new products or technologies.

Financial Information About Industry Segments

eXegenics has no business operations and did not have any significant business operations during its fiscal years ended December 31, 2006, 2005 and 2004. See eXegenics Statements of Operations contained in the Company’s financial statements contained in this Report on Form 10-K.

Liquidity and Capital Resources

At December 31, 2006 we had cash, cash equivalents and investments of approximately $8,596,000. Our future capital needs are uncertain. The Company may or may not need additional financing in the future to fund subsequently identified transactions and/or business opportunities. In the event it is determined that additional financing is necessary, there can be no assurances that such financing will be available or, if available, on favorable terms.

Employees

At December 31, 2006, the Company had no employees. Both our interim chief executive officer and our chief financial officer provide services to the Company as independent contractors.

Item 1A. Risk Factors

Risks that could adversely affect eXegenics’ financial condition, or its future business plans, strategies or opportunities, or its future operations are outlined below. Any of the risks in this Report or in eXegenics’ other filings with the Securities and Exchange Commission (the “SEC”) could materially adversely affect eXegenics’ financial condition, or its future business plans, strategies or opportunities, or its future operations. Additional risks and uncertainties not presently known to eXegenics or that are currently believed to be immaterial also may adversely affect eXegenics' financial condition, or its future business plans, strategies or opportunities, or its future operations.

eXegenics may not be able to successfully consummate proposed acquisitions or integrate acquired businesses.

The Business Opportunities Search Committee of the Board of Directors of eXegenics is charged with, among other things, identifying and evaluating business opportunities. If eXegenics were to pursue one or more strategic acquisitions, its failure to consummate or, if consummated, to successfully integrate and/or realize contemplated revenues, could adversely affect the Company’s financial condition.

eXegenics pursuit of business opportunities may subject it to numerous risks, including the following:

•	the benefits of any potential business opportunity not materializing as planned or not materializing within the time periods or to the extent anticipated;

•	the possibility that eXegenics will pay more than the value it derives from any potential business opportunity;

•	difficulties in the integration and assimilation of the operations, technologies, products and personnel of any acquired business;

•	the diversion of management’s attention from other potential business opportunities;

•	the availability of favorable acquisition financing;

•	the potential loss of key employees and/or clients of any acquired business;

•	the assumption of unknown liabilities, indemnities and potential disputes with the sellers; and

•	risks of entering markets in which eXegenics has no or limited direct prior experience.

Business opportunities pursued by eXegenics may involve a high degree of business and financial risk, which can result in substantial losses to eXegenics. There is generally going to be no publicly available information about the companies that eXegenics may evaluate and pursue, and eXegenics’ management will rely significantly on the diligence of eXegenics’ employees, agents and advisors to obtain and analyze information. If eXegenics is not able to identify all material information about these companies, among other factors, eXegenics may fail to receive the value it had anticipated. In addition, these businesses may have short operating histories, narrow product lines, small market shares and less experienced management than their competition and may be more vulnerable to customer preferences, market conditions, loss of key personnel, or economic downturns.

Further, acquisitions may require the use of significant amounts of cash, resulting in the inability to use those funds for other business opportunities or purposes. Acquisitions using our capital stock could have a dilutive effect, and could adversely affect the market price of our common stock.

No minimum guidelines have been established with respect to any particular industry that eXegenics may enter, or criteria with respect to any particular business that eXegenics may engage in a transaction, accordingly, we cannot provide you with risks that may be specific to a particular industry, transaction or business.

The Business Opportunities Search Committee has evaluated numerous potential acquisition or merger candidates for eXegenics, which included companies in a diverse group of industries, including medical devices, entertainment, banking and software development. Further, eXegenics has not established any criteria, including a specific length of operating history or a specified level of earnings, assets, and/or net worth, which it will require a company to have achieved, or without which eXegenics would not consider a transaction with such business entity. eXegenics may enter into a transaction with an entity engaged in a highly regulated business or in a business with unique operating risks; or, eXegenics may enter into a transaction with an entity having: no significant operating history, losses, limited or no potential for immediate earnings, limited assets, negative net worth or other negative characteristics. Our inability to advise you of particular risks associated with an industry or business opportunities, for example, environmental or health risks, competitive risks, or regulatory risks, and how they might impact our financial condition or future business opportunities or prospects is, itself, a risk.

eXegenics future success will depend, in part, in its ability to attract and retain highly skilled employees.

Our future success will depend, in part, on our ability to attract, retain and motivate highly skilled employees. Competition for highly skilled employees exists, and we may be unable to attract, integrate or retain the proper numbers of sufficiently qualified personnel that we may need in the future. To the extent that we are unable to hire and retain skilled employees in the future, our financial condition and our future business opportunities and operations will likely suffer.

Transactions may result in unfavorable tax treatment to eXegenics.

Federal and state tax consequences will, in all likelihood, be major considerations in any business opportunity we may pursue. Currently, such transactions may be structured so as to result in tax-free treatment to both companies, pursuant to various federal and state tax provisions. While eXegenics intends to structure any transaction so as to minimize the federal and state tax consequences to the Company, there can be no assurance that such business opportunity will meet the statutory requirements of a tax-free reorganization or that the parties will obtain the desired tax-free treatment. A non-qualifying reorganization could result in the imposition of both federal and state taxes which may have an adverse effect on both parties to the transaction and their shareholders.

Certain of eXegenics’ charter provisions and Delaware law may prevent or deter potential business opportunities.

eXegenics certificate of incorporation, as amended, bylaws, stockholders rights agreement, and certain provisions of Delaware law contain provisions that may have the effect of discouraging, delaying or preventing eXegenics from pursuing potential business opportunities that a stockholder might consider favorable. The anti-takeover effect of these provisions may also have an adverse effect on the public trading price of eXegenics common stock.

The Sarbanes-Oxley Act of 2002

Since the enactment of the Sarbanes-Oxley Act of 2002 and the SEC’s implementing regulations of the same (collectively, the “Sarbanes-Oxley Act”), companies that have securities registered under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including eXegenics, are subject to enhanced and more transparent corporate governance standards, disclosure requirements and accounting and financial reporting requirements. The Sarbanes-Oxley Act, among other things, (i) requires • a public company, with securities listed on an exchange (eXegenics securities are not currently listed on an exchange, but are quoted on the Over-the-Counter Bulletin Board), to establish and maintain audit committees, comprised solely of independent directors, which committee must be empowered to, among other things, engage, supervise and discharge the company’s auditors; • that a public company’s financial statements be certified by the principal executive and principal financial officers of such company; • increased and quicker public disclosure - real time -obligations by the company and its directors and executive officers, including disclosure of off-balance sheet transactions and accelerated reporting of transactions in company stock; (ii) prohibits personal loans to company directors and officers, except certain loans made by insured financial institutions on nonpreferential terms and in compliance with other bank regulatory requirements; and (iii) creates or provides for various new and increased civil and criminal penalties for violations of the securities laws.

Achieving and maintaining compliance with the Sarbanes-Oxley Act and the SEC’s implementing rules and regulations increases eXegenics use of outside legal and accounting advisors and, accordingly, increases eXegenics’ expenses related to such advisors, as well as increased time spent by eXegenics’ management in maintaining and evaluating continued compliance with the requirements of the Sarbanes-Oxley Act and SEC rules and regulations.

Our failure to adequately protect our intellectual property rights could result in our loss of such rights.

Prior to the termination of its research and development programs, eXegenics’ policy was to protect its intellectual property and other proprietary rights, including its technology. Subsequent to termination of its drug discovery operations, eXegenics has not been diligent in maintaining those protections and, as a result, some or all of our rights in our intellectual property, including our proprietary technology and other proprietary interests, may be subject to challenge, and we may lose our interests in or rights to certain intellectual property, including our proprietary technologies, that later turn out to be important to the Company in the future.

eXegenics common stock price may be volatile, which could result in substantial losses for our stockholders

The market price of shares of eXegenics common stock has been and is likely to continue to be highly volatile and may be significantly affected by factors such as the following:

•	announcements we make concerning new business development activities;

•	actual or anticipated fluctuations in our financial condition and future operations and operating results;

•	changes in the economic and political conditions in the United States and abroad;

•	terrorist attacks, war or the threat of terrorist attacks and war;

•	regulatory developments in the United States and foreign countries;

•	our common stock being quoted on the OTC Bulletin Board; and

•	price and volume fluctuations in the stock market.

A significant portion of our voting power is concentrated and, as a result, our other stockholders’ ability to influence corporate matters may be limited.

The Frost Group owns approximately 41% of our voting stock. Accordingly, the Frost Group will have significant influence over the management and affairs of eXegenics and over all matters requiring stockholder approval, including the election of directors and significant corporate transactions, such as a merger or other sale of eXegenics or its assets, for the foreseeable future. This concentrated control limits the ability of our other stockholders to influence corporate matters and, as a result, The Frost Group may take actions that eXegenics other stockholders do not view as beneficial.

We may have conflicts of interest with The Frost Group.

Conflicts of interest may arise between The Frost Group and us in a number of areas, including business combinations. The Frost Group has investments in a variety of companies and may present one or more of these companies as business opportunities to us. Three of the members of The Frost Group are members of, and represent a majority of, our board of directors. We cannot guarantee that any conflicts that may arise will be resolved in a matter that is favorable to us. Additionally, even if we do resolve such conflicts, the resolution may be less favorable to us than it would be if we were dealing with an unaffiliated third party.

We have a large number of authorized but unissued shares of common stock that may be issued in connection with business combinations or otherwise without stockholder approval.

As previously referenced, our Business Opportunities Search Committee, is charged with identifying and evaluating business opportunities. We are authorized to issue 225,000,000 shares of common stock, of which 36,550,369 shares are currently issued and outstanding and 1,568,240 shares are reserved for issuance upon conversion of our Series A preferred stock and upon exercise of outstanding options and warrants. In addition, we are authorized to issue up to 10,000,000 shares of preferred stock, of which 4,000,000 shares are designated Series A preferred stock, 983,240 of which are issued and outstanding, and an additional 30,000 shares are designated Series B preferred stock, none of which are issued and outstanding. Our authorized, but unissued and unreserved shares of capital stock are available to us for issuance from time to time for acquisitions or to raise capital. Whether or not any future issuance of shares would be submitted for stockholder vote depends upon whether stockholder approval would be required by applicable law and/or applicable stock exchange rules. The eXegenics board of directors intends to only seek approval of the eXegenics stockholders with respect to any future issuances of shares of eXegenics capital stock to the extent required by applicable law and/or applicable stock exchange rules. Any future issuances of shares of our capital stock would likely dilute the percentage ownership of the stockholders in eXegenics.

Item 1B. Unresolved Staff Comments.

       Not applicable.

Item 2. Properties.

Our corporate offices are located at 1250 Pittsford-Victor Road, Building 200, Suite 280, Pittsford, New York 14534 and consist of approximately 500 square feet of office space. The Company sublets this office space from RFG Associates, a general partnership in which John A. Paganelli, our chairman and interim chief executive officer of the Company, is a partner. Monthly rent is $625 and the sublease may be terminated by either party upon thirty (30) days notice. eXegenics paid an aggregate of $10,000 in rent expenses in fiscal 2006.

Item 3. Legal Proceedings.

As previously reported by eXegenics in its quarterly report on Form 10-Q filed November 14, 2006, during the fourth quarter of fiscal 2006, the Company reached agreement with its former president and chief executive officer (Dr. Ronald Goode) in connection with a limited recourse note and pledge agreement entered into with Dr. Goode in May 2001 in connection with Dr. Goode’s subscription for shares of eXegenics common stock. The amount of the note was $300,000 plus 4.71% interest payable on a semi-annual basis. Dr. Goode had failed to make the semi-annual interest payments since May 2005, and failed to pay the principal due May 2006. On October 30, 2006, the Company reached agreement with Dr. Goode concerning the cancellation of the subscription agreement and note in consideration for the assignment to the Company of the 100,000 shares of eXegenics common stock underlying Dr. Goode’s subscription. As a result, the subscription receivable of $101,000 was eliminated and an offsetting amount was deducted from additional paid in capital.

Labidi Proceeding.

On October 5, 2005, in the matter brought by Abdel Hakim Labidi (one of our former employees) against the Company, a jury ruled in favor of Dr. Labidi determining that the Company converted certain biological research materials owned by Dr. Labidi, and the Company committed theft of biological materials owned by Dr. Labidi. The jury awarded Dr. Labidi a total of $600,000. The Company is reviewing this matter to determine the validity of appealing the decision of the jury. The final amount due by the Company to Dr. Labidi under such judgment is likely to be between $638,000 and $750,000; however the Company has recorded a provision of $638,000 in the financial statements.

Other than the Labidi matter, eXegenics is not currently aware of any other legal proceedings and no such proceedings are known to be contemplated by any governmental authorities. eXegenics maintains general liability insurance coverage in amounts deemed to be adequate by the Board of Directors.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2006.

Executive Officers of the Registrant

Set forth below are the names of the persons currently serving as a executive officers, their ages, their offices in the Company, if any, their principal occupations or employment for the past five years, and the names of other public companies in which such persons hold directorships.

Name	Age	Position with the Company
John A. Paganelli	72	Director, Chairman of the Board, Interim Chief Executive Officer, and Secretary
Dr. David F. Hostelley	67	Chief Financial Officer

John A. Paganelli, Interim Chief Executive Officer, Secretary and Chairman of the Board of Directors

John A. Paganelli. Mr. Paganelli has served as our Interim Chief Executive Officer and secretary since June 29, 2005, and Chairman of the eXegenics Board of Directors since December 2003. Mr., Paganelli served as President and Chief Executive Officer of Transamerica Life Insurance Company of New York from 1992 to 1997. Since 1987, Mr. Paganelli has been a partner in RFG Associates, a financial planning organization. Mr. Paganelli is the Managing Partner of Pharos Systems Partners, LLC, a company formed to raise capital to purchase the controlling interest in Pharos Systems International, a software development company. Mr. Paganelli is Chairman of the Board of Pharos Systems International. He was Vice President and Executive Vice President of PEG Capital Management, an investment advisory organization, from 1987 until 2000. From 1980 to January 2003, Mr. Paganelli was an officer and director-shareholder of Mike Barnard Chevrolet, Inc., an automobile dealership. Mr. Paganelli was on the Board of Directors of Mid Atlantic Medical Services, Inc. from 1999 until 2005. Mid Atlantic was listed on the New York Stock Exchange and through its wholly owned subsidiaries is in the business of selling various forms of health insurance. Mr. Paganelli was also on the Board of Directors of Mid Atlantic's subsidiary, MAMSI Life and Healthy Insurance Company. Mr. Paganelli holds an A.B. from Virginia Military Institute. In 2005 Mid Atlantic Medical Services, Inc. was acquired by UnitedHealth Group, Inc.

David F. Hostelley, Chief Financial Officer

David F. Hostelley. Mr. Hostelley has served as our chief financial officer since July 1, 2005. Dr. Hostelley is a Certified Public Accountant licensed in the states of Ohio and New York. In 1984 he earned his Ph.D. in management while a lecturer in the MBA Program of Baldwin-Wallace College. He currently lectures in Accounting and Management for Myers University, Cleveland, Ohio.

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

He is now serving as interim president and board member of Organetix, Inc., (Symbol OGTX.OB); and as a board member and CFO of DSI Direct Sales, Inc. (Symbol DSDI.STET). Mr. Hostelley currently serves on the Executive Committee of the Cleveland Chapter of the Muscular Dystrophy Association.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Repurchases of Equity Securities

Common Stock

eXegenics common stock is quoted on the Over-the-Counter Bulletin Board, under the trading symbol EXEG. The following table shows the high and low bid quotations for eXegenics common stock, on a per share basis, during each full quarterly period within the two most recent fiscal years, as quoted on the OTCBB. Such prices reflect inter-dealer quotations, without adjustment for any retail markup, markdown or commission and may not necessarily represent actual transactions.

	High	Low
2006:
First Quarter	$0.46	$0.39
Second Quarter	0.45	0.38
Third Quarter	1.09	0.38
Fourth Quarter	0.99	0.72
2005:
First Quarter	$0.45	$0.32
Second Quarter	0.47	0.35
Third Quarter	0.44	0.36
Fourth Quarter	0.46	0.39

On March 15, 2007 the last sale price of our common stock was $2.40.

Stockholders

At March 15 2007, there were approximately 153 holders of record of our common stock.

Dividends

      We have never declared nor paid any cash dividends on our common stock. We currently anticipate that we will retain any future earnings to fund future business opportunities. Accordingly, we do not anticipate paying any cash dividends on our common stock in the foreseeable future.

Recent Sales of Unregistered Securities

As previously reported by eXegenics in its current report on Form 8-K dated February 9, 2007, and subsequent to the end of fiscal 2006, on February 9, 2007, the Company sold 19,440,491 shares of its common stock, constituting approximately 51% of the issued and outstanding shares of eXegenics capital stock, on a fully diluted basis, to a small group of investors. The stock sale was made pursuant to the terms of a previously announced stock purchase agreement dated August 14, 2006, as amended as of November 30, 2006. The investors paid eXegenics an aggregate purchase price of $8.6 million at the closing. The purchase price is subject to a downward adjustment based upon the stockholders equity of eXegenics on the date of closing. In addition, on February 9, 2007, the Company issued 50,000 shares of eXegenics common stock to each of John A. Paganelli, our Interim Chief Executive Officer, Secretary and Chairman of the Board of Directors of eXegenics, and Robert Baron, a director of eXegenics in consideration of their service to the Business Opportunities Search Committee of the eXegenics Board. The shares were issued pursuant to stock grants approved by the stockholders of eXegenics. The shares of eXegenics common stock were offered and sold in reliance upon an exemption from registration under Section 4(2) of the Securities Act for “transactions by an issuer not involving a public offering” and Rule 506 or Regulation D of the Securities Act.

Issuer Purchases of Equity Securities.

As previously reported by eXegenics in its quarterly report on Form 10-Q filed November 14, 2006, during the fourth quarter of fiscal 2006, the Company reached agreement with its former president and chief executive officer (Dr. Ronald Goode) in connection with a limited recourse note and pledge agreement entered into with Dr. Goode in May 2001 in connection with Dr. Goode’s subscription for shares of eXegenics common stock. The amount of the note was $300,000 plus 4.71% interest payable on a semi-annual basis. Dr. Goode failed to make the semi-annual interest payments since May 2005, and principal due May 2006. On October 30, 2006, the Company reached agreement with Dr. Goode concerning the cancellation of the subscription agreement and note in consideration for the assignment to the Company of the 100,000 shares of eXegenics common stock underlying Dr. Goode’s subscription. As a result, the subscription receivable of $101,000 was eliminated and an offsetting amount was deducted from additional paid in capital.

PERFORMANCE GRAPH(1)

  The following table compares the annual percentage change in our cumulative total stockholder return on our common stock during a period commencing on December 31, 2002 and ending on December 31, 2006 (as measured by dividing (A) the sum of the cumulative amount of dividends for the measurement period, assuming dividend reinvestment, and the difference between our share price at the end and the beginning of the measurement period; by (B) our share price at the beginning of the measurement period) with the cumulative total return of the Nasdaq Stock Market (US) Index and a peer group, the Nasdaq Biotech Index, during such period. We have not paid any dividends on our common stock, and we do not include dividends in the representation of our performance. The stock price performance shown on the graph below is not necessarily indicative of future price performance and only reflects eXegenics’ relative stock price for the period from December 31, 2002 through December 31, 2006.

PERFORMANCE GRAPH

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
AMONG EXEGENICS INC.,
THE NASDAQ STOCK MARKET (U.S.) INDEX
AND THE NASDAQ BIOTECH INDEX, OUR PEER GROUP

	2002	2003	2004	2005	2006
EXEGENICS INC	$100.00*	$257.14	$97.14	$117.14	$242.86
NASDAQ Market Index (US)	$100.00*	$150.01	$162.89	$165.13	$180.85
Nasdaq Biotech Index	$100.00*	$145.75	$154.68	$159.06	$160.69

*	$100 invested on 12/31/02 in stock or index-including reinvestment of dividends. Fiscal year ending December 31.

(1) The information contained in this section - Performance Graph - will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended (the “Securities Act”) or the Exchange Act, except to the extent that eXegenics specifically incorporates it by reference. Further, the information contained in this section Performance Graph - shall not be deemed to be “soliciting material” or to be “filed” with the Securities and Exchange Commission or subject to Regulation 14A or 14C or to the liabilities of section 18 of the Exchange Act, except to the extent that eXegenics specifically requests that such information be treated as soliciting material or specifically incorporates it by reference into a filing under the Securities Act or the Exchange Act.

Item 6. Selected Financial Data

The following selected financial data of eXegenics should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Continuing Operations” and the Company’s financial statements and the notes to those statements and other financial information appearing elsewhere in this Report on Form  10-K.

eXegenics Inc.
SELECTED FINANCIAL DATA

	Year Ended December 31,
	2006	2005	2004	2003	2002
Statement of Operations Data
Revenue	$—	$—	$—	$13,000	$562,000
Research and development	—	—	—	154,000	3,948,000
General and administrative expenses	1,117000	1,438,000	2,051,000	2,938,000	4,770,000
Expenses related to strategic redirection	—	—	—	653,000	864,000
Merger, tender offers and consent solicitation expenses	—	—	—	2,233,000	2,010,000
Operating loss	(1,117,000)	(1,438,000)	(2,051,000)	(5,965,000)	(11,030,000)
Gain on disposition	—	—	—	—	4,000
Gain on sale of investments (net)	—	1,064,000	—	—	—
Interest income	469,000	190,000	127,000	174,000	686,000
Interest expense	—	(2,000)	(2,000)	(2,000)	(18,000)
Loss before tax benefit and cumulative effect of a change in accounting principle	(648,000)	(186,000)	(1,926,000)	(5,793,000)	(10,358,000)
Tax benefit	—	—	—	—	—
Net Loss	(648,000)	(186,000)	(1,926,000)	(5,793,000)	(10,358,000)
Preferred Stock
Dividend	(238,000)	(234,000)	(223,000)	(207,000)	(169,000)
Net loss attributable to common stockholders	$(886,000)	$(420,000)	$(2,149,000)	$(6,000,000)	$(10,527,000)
Basic and diluted loss per common share	$(0.04)	$(0.03)	$(0.13)	$(0.38)	$(0.67)

	December 31,
	2006	2005	2004	2003	2002
Balance Sheet Data
Total assets	$8,752,000	$9,000,000	$10,071,000	$11,342,000	$17,515,000
Working capital	8,079,000	8,723,000	9,829,000	10,296,000	15,924,000
Stockholders’ equity	$8,079,000	$8,723,000	$9,832,000	$10,304,000	$16,074,000

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with, and is qualified in its entirety by, the financial statements and the notes thereto included with this Report on Form 10-K. This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this Report contains certain forward-looking statements as that term is defined in the Private Securities Litigation Reform of 1995. Such statements are based on management’s current expectations and are subject to a number of factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. When used herein, the words “anticipate,” “believe,” “estimate,” “expect” and similar expressions as they relate to our management or us are intended to identify such forward-looking statements. Our actual results, performance or achievements could differ materially from those expressed in, or implied by, these forward-looking statements. Historical operating results are not necessarily indicative of the trends in operating results for any future period.

The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to investments, intangible assets, income taxes, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Overview

eXegenics currently has no business operations. eXegenics was formerly known as Cytoclonal Pharmaceutics, Inc. and was involved in the research, creation and development of drugs for the treatment and prevention of cancer and infectious diseases. Historically, eXegenics operated as a drug discovery company, exploiting new enabling technologies to advance and shorten the new drug development cycle. Commencing in 2003, eXegenics began terminating its research and related activities. Since then, all of our scientific staff and administrative positions have been eliminated and all of our research and development activities have been terminated. As such, eXegenics is a holding company with a portfolio of marketable securities and no operations.

Since the termination of operations, the board of directors of eXegenics and management have been focused on redeploying the remaining residual assets of eXegenics. The board established a committee - the Business Opportunities Search Committee - to study strategic direction and identify potential business opportunities. The objective of eXegenics is to redeploy its assets and actively pursue new business opportunities.

On February 9, 2007, eXegenics completed its sale of 19,440,491 shares of eXegenics common stock, constituting approximately 51% of the issued and outstanding shares of eXegenics capital stock, on a fully diluted basis, to a small group of investors. The stock sale was made pursuant to the terms of a previously announced stock purchase agreement dated August 14, 2006, as amended as of November 30, 2006. The investors paid eXegenics an aggregate purchase price of $8,613,000 at the closing, which is subject to adjustment based on eXegenics stockholders’ equity at the closing. The proceeds from the stock sale provide eXegenics with working capital that can be used to create future operational and business opportunities.

Critical Accounting Policies

  We believe the following critical accounting policies affect management’s more significant judgments and estimates used in the preparation of our financial statements.

eXegenics considers all non-restrictive, highly liquid short-term investments purchased with an original maturity of three months or less to be cash equivalents. Investments consist of equity securities and are classified as available for sale and reported at their fair values. The realized gains and losses from these investments are reported in current earnings. Unrealized gains and losses from these securities are reported as a separate component of stockholders’ equity and excluded from current earnings.

In May 2005, the FASB issued Statement of Financial Statement Accounting Standards No. 154, “Accounting Changes and Error Corrections-a replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS 154”). This Statement replaces APB Opinion No. 20, “Accounting Changes,” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS 154 requires retrospective application to prior periods’ financial statements for changes in accounting principle, unless it is impractical to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 also requires that a change in depreciation, amortization, or depletion method for long, non-financial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company believes that adoption of the provisions of SFAS 154 will not have a material effect on the Company’s financial condition.

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (FIN 48), which clarifies the accounting and disclosure for uncertainty in tax positions, as defined. FIN 48 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. The Company does not expect the interpretation will have a material impact on its financial condition.

In September 2006, the FASB issued statement No. 157, “Fair Value Measurements”, (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States, and expands disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007, with earlier application encouraged. Any amounts recognized upon adoption as a cumulative effect adjustment will be recorded to the opening balance of retained earnings in the year of adoption. The Company has not yet determined the impact of this Statement on its financial condition.

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

Results of Operations

Fiscal Year Ended December 31, 2006 Compared to Fiscal Year Ended December 31, 2005

Revenues

We recognized $0 from license, research and development revenues during fiscal 2006 and 2005. There was no license, research and development revenue as a result of eXegenics exit from the drug discovery business and termination of related research and development activities. There were no operations in 2006.

Research and Development Expenses

We incurred research and development expenses of $0 during fiscal 2006 and fiscal 2005. This was a result of eXegenics exist from the drug discovery business and termination of related research and development activities.

General and Administrative Expenses

General and administrative expenses for fiscal 2006 were $1,117,000 compared to $1,438,000 for fiscal 2005, a decrease of $321,000 or 22%. General and administrative expenses decreased primarily as a result of the reduction in payroll and related expenses. Significant variances in fiscal 2006, compared to fiscal 2005, were as follows: headcount related expenses, primarily salaries, travel and entertainment, health insurance, employee relations and office expenses declined by $288,000; investor and public relations expense declined by $5,000; insurance, primarily directors and officers liability insurance expense declined by $78,000; audit fees declined by $49,000; leased equipment expenses declined by $46,000; board of director travel expenses declined by $4,000 and miscellaneous expenses declined $86,000. The decrease in general and administrative expenses was partially offset by the following: a $180,000 increase in legal expenses (primarily attributable to the increase in the reserve for on ongoing litigation with Dr. Labidi), an increase in professional consulting fees of $25,000 and a $30,000 increase in board of director compensation.

Merger, Tender Offers and Consent Solicitation Expenses

In 2006 and 2005, we incurred no expenses related to failed merger, tender offers and consent solicitation activities. In 2006, in anticipation of the transactions completed by the Stock Purchase Agreement previously discussed, eXegenics incurred approximately $56,000 in legal, accounting and other related costs.

Expenses Related to Terminating the Drug Discovery Operations

As a result of our decision to terminate our drug discovery operations, in fiscal 2006 and 2005 we incurred no costs associated with expenses from terminated operations. No expenses were recognized in 2006 or 2005 for eXegenics’ strategic redirection.

Interest Income

Interest income for fiscal 2006 was $469,000 as compared to $190,000 for fiscal 2005, an increase of $279,000 or 68%. The increase in interest income was due to higher interest rates.

Other Income and Expenses

Other Income and expenses was $0 during fiscal 2006 and a profit of $1,062,000 during fiscal 2005. The decrease was due to the appreciation and sale, by eXegenics of Javelin Pharmaceuticals, Inc. common stock in 2005.

Net Loss

We incurred net losses of $648,000 during fiscal 2006 and $186,000 during fiscal 2005. The increase in net loss of $462,000 or 60% is a result of the aforementioned sale of investments in 2005. Net loss per common share for fiscal 2006 was $0.04 and for fiscal 2005 was $0.03.

Results of Operations

Fiscal Year Ended December 31, 2005 Compared to Fiscal Year Ended December 31, 2004

Revenues

We recognized $0 from license, research and development revenues during fiscal 2005 and 2004. There was no license, research and development revenue as a result of eXegenics exit from the drug discovery business and termination of related research and development activities. There were no operations in 2005.

Research and Development Expenses

We incurred research and development expenses of $0 during fiscal 2005 and fiscal 2004. This was a result of eXegenics exit from the drug discovery business and termination of related research and development activities.

General and Administrative Expenses

General and administrative expenses for fiscal 2005 were $1,438,000 compared to $2,051,000 for fiscal 2004, a decrease of $613,000 or 42%. General and administrative expenses decreased primarily as a result of the termination of drug discovery operations. Significant variances in fiscal 2005, compared to fiscal 2004, were as follows: professional consulting fees declined by $60,000; headcount related expenses, primarily salaries, travel and entertainment, health insurance, employee relations and office expenses declined by $210,000; investor and public relations expense declined by $44,000; insurance, primarily directors and officers liability insurance expense declined by $435,000, primarily as a result of a change in insurance carriers; tax expense, mainly franchise tax, declined by $49,000; legal fees declined by $61,000; leased equipment declined by $60,000; board of directors fees and travel expenses declined by $110,000; and audit fees declined by $35,000. The increase of $250,000 is for the reserve established in connection with the lawsuit with Dr. Labidi, which reserve reflects a reasonable estimate of eXegenics’ obligations to pay under the judgment; and an increase of $201,000 for the allowance recorded against the subscriptions receivable reflects eXegenics uncertainty as to its collectability.

Merger, Tender Offers and Consent Solicitation Expenses

In 2005 and 2004, we recognized an aggregate of $0 in expenses related to merger, tender offers and consent solicitation activities.

Expenses Related to Terminating the Drug Discovery Operations

As a result of our decision to terminate our drug discovery operations, in fiscal 2005 and 2004 we incurred $0 and $5,000, respectively, in costs associated with expenses from terminated operations. Cash disbursements made during fiscal 2004 against a previously established restructuring reserve included $90,000 for severance payments, $87,000 for terminated operating lease obligations, and $16,000 for equipment and facilities relocation. No expenses were recognized in 2005 and 2004 for eXegenics’ strategic redirection.

Interest Income

Interest income for fiscal 2005 was $190,000 as compared to $127,000 for fiscal 2004, an increase of $63,000 or 50%. The increase in interest income was due to higher interest rates and increased investable balances resulting from the appreciation in value and ultimate sale of Javelin Pharmaceuticals, Inc. common stock.

Other Income and Expenses

Other Income and expenses was a profit of $1,062,000 during fiscal year 2005 and $2,000 during fiscal year 2004. The increase was due to the appreciation and sale by eXegenics of Javelin Pharmaceuticals, Inc. common stock.

Net Loss

We incurred net losses of $186,000 during fiscal 2005 and $1,926,000 during fiscal 2004. The decrease in net loss of $1,740,000 or 90% is a result of the aforementioned sale of investments. Net loss per common share for fiscal 2005 was $0.03 and for fiscal 2004 was $0.13.

Liquidity and Capital Resources

At December 31, 2006 we had cash, cash equivalents and investments of approximately $8,596,000. During 2006, we used approximately $305,000 to fund our operating activities. Restricted cash was pledged as collateral in support of leases of laboratory equipment. In connection with the termination of our drug discovery research programs, we repurchased equipment subject to a capital lease agreement. However, in 2003, when eXegenics was in the process of exiting from the drug discovery business, it was not able to terminate its contractual obligations; it was not able to terminate its lease obligations until August 2005. In August 2005, in conjunction with the return of remaining lease obligations, the lessor of this equipment released $175,000 of restricted cash that was pledged as collateral. In addition, in 2005 eXegenics received proceeds of approximately $1,064,000 from the sale of shares of Javelin Pharmaceuticals, Inc common stock. The impact of maintaining its lease obligations through August 2005, was $46,000 in 2005 and $106,000 in 2004.

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

Off Balance Sheet Arrangements

There are no off balance sheet arrangements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Our exposure is to financial market risk, including changes in interest rates, relates primarily to our marketable security investments. We generally place our marketable security investments in high credit quality instruments, primarily U.S. government obligations and corporate obligations with contractual maturities of less than one year. We do not believe that a 100 basis point increase or decrease in interest rates would significantly impact our financial condition. We do not have any derivative instruments. All our investments have been made in U.S. dollars. We do not have any material exposure to changes in foreign currency exchange rates.

Item 8. Financial Statements and Supplementary Data

The Financial Statements and supplementary data required by this Item 8 are included in Part IV, Item 15 of this Form 10-K and are presented beginning on page F-1 and are incorporated by reference into this Item 8.

 Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

(a) Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, the Company’s principal executive and principal financial officers concluded that the Company’s disclosure controls and procedures as of December 31, 2006 (the end of the period covered by this Report) have been designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b) Changes in Internal Control Over Financial Reporting

No changes in the Company’s internal control over financial reporting were identified in the fiscal quarter ended December 31, 2006 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item (Items 401, 405, 406 and 407(c)(3), (d)(4) and (d)(5) of Regulation S-K) relating to: the Company’s directors, director nominees and executive officers; compliance with Section 16(a) of the Exchange Act by the Company’s officers, directors and 10% beneficial owners; the Company's code of ethics; material changes to the Company's security holder nominating procedures; and the audit committee of the Company’s Board of Directors (including identification of its “audit committee financial expert”) is included in the Company’s definitive proxy statement relating to its 2007 annual meeting of stockholders (the “Proxy Statement”), which will be filed with the SEC within 120 days after the end of the fiscal year to which this Report on Form 10-K relates, and is incorporated herein by reference.

In addition, the information included under the caption "Executive Officers of the Registrant" in Part I. of this Form 10-K is incorporated by reference into this Item 10.

Item 11. Executive Compensation

The information required by this item (Item 402 and Item 407(e)(4) and (e)(5) of Regulation S-K) relating to executive officer and director compensation and compensation committee interlocks and insider participation, and the Compensation Committee Report is included in the Company’s Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item (Items 201(d) and 403 of Regulation S-K) relating to the Company’s security ownership by certain beneficial owners and management, and securities authorized for issuance under equity compensation plans, is included in the Company’s Proxy Statement and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item (Item 404 and 407(a) of Regulation S-K) relating to “transactions with related persons, promoters and certain control persons” and director independence is included in the Company’s Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required by this item is included in the Company’s Proxy Statement and is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) The following documents are filed as part of this Report:

1. Financial Statements. The following financial statements and accountant's report are included in this Annual Report on Form 10-K:

2. Financial Statement Schedules:

All schedules have been omitted because the required information is included in the financial statements or notes thereto or because they are not required.

       3. Exhibits:

The exhibits listed on the accompanying index to exhibits immediately following the financial statements are filed as part of, or hereby incorporated by reference into, this Form 10-K.

(b)  See Item 15(a)3. above.

(c)  See Item 15(a)2. above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EXEGENICS INC.

Date: March 22, 2007	By:	/s/ JOHN A. PAGANELLI
Name: John A. Paganelli
Title: Chairman of the Board, Interim Chief Executive Officer, and Secretary (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated below and on the dates indicated.

	Signatures	Title	Date

By:	/s/ JOHN A. PAGANELLI	Director, Chairman of the Board	March 22, 2007
	John A. Paganelli	Interim Chief Executive Officer, Secretary
(Principal Executive Officer)

By:	/s/ DAVID HOSTELLEY	Chief Financial Officer	March 22, 2007
	David Hostelley	(Principal Accounting Officer)

By:	/s/ ROBERT BARON	Director	March 22, 2007
Robert Baron

By:	/s/ STEVEN D. RUBIN	Director	March 22, 2007
Steven D. Rubin

By:	/s/ JANE HSIAO	Director	March 22, 2007
Jane Hsiao

By:	/s/ SUBBARAO V. UPPALURI	Director	March 22, 2007
Subbarao V. Uppaluri

INDEX OF EXHIBITS

3.1(i)	—	Certificate of Amendment of the Certificate of Incorporation of eXegenics Inc., filed with the Delaware Secretary State on February 8, 2007 (Filed herewith).
3.1(ii)	—
Certificate of Correction to the Certificate of Amendment to the Certificate of Incorporation of eXegenics Inc. filed with the Delaware Secretary of State on July 14, 2003, incorporated herein by reference to Exhibit 3.1 to eXegenics Inc.’s Form 10-Q for the fiscal quarter ended June 30, 2003 filed with the SEC on August 14, 2003.

3.1(iii)	—	Certificate of Designation Series B Junior Participating Preferred Stock, filed with the Delaware Secretary of State on June 9, 2003, incorporated by reference to Exhibit A to Exhibit 4.1 to eXegenics Inc.’s Current Report on Form 8-K filed with the SEC on June 9, 2003.
3.1(iv)	—	Certificate of Incorporation of eXegenics Inc., as amended, incorporated by reference to Exhibit 3.1 and Exhibit 3.3 to eXgenics Inc.’s Registration Statement on Form SB-2 (File No. 33-91802).
3.2	—	By-laws, as amended, incorporated by reference to Exhibit 3.2 to eXgenics Inc.’s Registration Statement on Form SB-2 (File No. 33-91802).
4.1	—
Specimen certificates representing Class C Warrants, Class D Warrants and Common Stock, incorporated by reference to eXegenics Inc.’s Registration Statement on Form SB-2 (File No. 33-91802) filed with the SEC on May 2, 1995.

4.2	—
Stockholders Rights Agreement, dated June 9, 2003, between eXegenics Inc. and American Stock Transfer & Trust Company, which includes as Exhibit A the Form of Certificate of Designations of Series B Junior Participating Preferred Stock, as Exhibit B the Form of Rights Certificate and as Exhibit C the Summary of Rights to Purchase Preferred Stock, incorporated by reference to Exhibit 4.1 to eXegenics Inc.’s Current Report on Form 8-K filed with the SEC on June 9, 2003.

4.3	—
Amendment to Stockholders Rights Agreement entered into as of July 16, 2003, by and between eXegenics Inc. and American Stock Transfer & Trust Company, as Rights Agent, incorporated by reference to Exhibit 4.1 to eXegenics Inc.’s Form 10-Q for the fiscal quarter ended June 30, 2003 filed with the SEC on August 14, 2003.

4.4	—
Amendment to Stockholders Rights Agreement entered into as of December 4, 2006, by and between eXegenics Inc. and American Stock Transfer & Trust Company, as Rights Agent, incorporated by reference to Exhibit 99.1 to eXegenics Inc.’s Current Report on Form 8-K filed with the SEC on December 4, 2006.

4.5(1)	—
Form of Warrant Agreement between eXegenics Inc. and Roan Meyers Associates LP, incorporated by reference to Exhibit 4.2 to eXegenics Inc.’s Form 10-Q for the fiscal quarter ended March 31, 2004 filed with the SEC on May 14, 2004.

4.6(1)	—
Form of Warrant Agreement between eXegenics Inc. and Petkevich & Partners, LLC, incorporated by reference to Exhibit 4.1 to eXegenics Inc.’s Form 10-Q for the fiscal quarter ended March 31, 2004 filed with the SEC on May 14, 2004.

10.1	—	1992 Stock Option Plan, as amended, incorporated by reference to Exhibit 4 to eXegenics Inc.’s Registration Statement on Form S-8 (File No. 333-37049) filed with the SEC on October 2, 1997.
10.2	—
License Agreement dated June 10, 1993 between eXegenics Inc. and Research & Development Institute, Inc. (“RDI”), as amended, relating to the Paclitaxel Fermentation Production System, incorporated by reference to eXegenics Inc.’s Registration Statement on Form SB-2 (File No. 33-91802) filed with the SEC on May 2, 1995.

10.3	—
Research and Development Agreement effective June 10, 1993 between eXegenics Inc. and RDI, as amended, incorporated by reference to eXegenics Inc.’s Registration Statement on Form SB-2 (File No. 33-91802) filed with the SEC on May 2, 1995.

10.4	—
License Agreement dated February 22, 1995 between eXegenics Inc. and RDI, as amended, relating to FTS-2, incorporated by reference to eXegenics Inc.’s Registration Statement on Form SB-2 (File No. 33-91802) filed with the SEC on May 2, 1995.

10.5	—	Extension Agreement with RDI dated June 5, 1995, incorporated by reference to eXegenics Inc.’s Registration Statement on Form SB-2 (File No. 33-91802) filed with the SEC on May 2, 1995.
10.6	—	September 25, 1995 RDI Extension, incorporated by reference to eXegenics Inc.’s Registration Statement on Form SB-2 (File No. 33-91802) filed with the SEC on May 2, 1995.

10.7	—	October 25, 1995 RDI Extension, incorporated by reference to eXegenics Inc.’s Registration Statement on Form SB-2 (File No. 33-91802) filed with the SEC on May 2, 1995.
10.8	—
Amendment to License Agreement dated June 10, 1993, as amended, and Research and Development Agreement effective June 10, 1993, as amended, both agreements between eXegenics Inc. and RDI, incorporated by reference to eXegenics Inc.’s Form 10-KSB for the fiscal year ended December 31, 1995 filed with the SEC on March 29, 1996.

10.9	—
License Agreement No. W960206 effective February 27, 1996 between eXegenics Inc. and The Regents of the University of California, incorporated by reference to eXegenics Inc.’s Form 10-KSB for the fiscal year ended December 31, 1995 filed with the SEC on March 29, 1996.

10.10	—
License Agreement No. W960207 effective February 27, 1996 between eXegenics Inc. and The Regents of the University of California, incorporated by reference to eXegenics Inc.’s Form 10-KSB for the fiscal year ended December 31, 1995 filed with the SEC on March 29, 1996.

10.11	—
License Agreement with the Washington State University, dated July 2, 1996*, incorporated by reference to Exhibit 10.33 to eXegenics Inc.’s Post Effective Amendment No. 1 (File No. 33-91802) on Form SB-2 filed with the SEC on July 25, 1996.

10.12	—
1996 Stock Option Plan, as amended, incorporated by reference to Exhibit 4 to eXegenics Inc.’s Registration Statement on Form S-8 (File No. 333-11691) filed with the SEC on September 10, 1996 and as amended by reference to eXegenics Inc.’s Definitive Proxy Statement filed with the SEC on August 5, 1998.

10.13	—
Patent License Agreement, dated August 4, 1998, between The Regents of the University of California and eXegenics Inc. for Peptide Anti-estrogen for Breast Cancer Therapy*, incorporated by reference to Exhibit 10.42 to eXegenics Inc.’s Post Effective Amendment No. 2 (File No. 33-91802) to Form SB-2 on Form S-3 filed with the SEC on September 30, 1998.

10.14	—
Master License Agreement, dated as of June 12, 1998, between eXegenics Inc. and Bristol-Myers Squibb Company*, incorporated by reference to Exhibit 10.1 to eXegenics Inc.’s Current Report on Form 8-K filed with the SEC on September 9, 1998.

10.15	—
Sublicense Agreement, dated May 27, 1998, between eXegenics Inc. and Bristol-Myers Squibb under The Research & Development Institute, Inc. License Agreement, as amended, dated June 10, 1998*, incorporated by reference to Exhibit 10.2 to eXegenics Inc.’s Current Report on Form 8-K filed with the SEC on September 9, 1998.

10.16	—
Sublicense Agreement, dated May 19, 1998, between eXegenics Inc. and Bristol-Myers Squibb Company under the Washington State University Research Foundation License Agreement, dated June 8, 1996*, incorporated by reference to Exhibit 10.3 to eXegenics Inc.’s Current Report on Form 8-K filed with the SEC on September 9, 1998.

10.17	—
Amended and Restated License Agreement, dated June 3, 1998, between the Washington State University Research Foundation and eXegenics Inc* , incorporated by reference to Exhibit 10.4 to eXegenics Inc.’s Current Report on Form 8-K filed with the SEC on September 9, 1998.

10.18	—
Amendment, dated May 27, 1998, to the License Agreement, dated June 10, 1993, between The Research and Development Institute, Inc. and eXegenics Inc.* , incorporated by reference to Exhibit 10.5 to eXegenics Inc.’s Current Report on Form 8-K filed with the SEC on September 9, 1998.

10.19	—	Amended and Restated 2000 Stock Option Plan, incorporated by reference to Appendix B to eXegenics Inc.’s Definitive Proxy Statement filed with the SEC on May 1, 2001.
10.20(1)	—
Employment Agreement dated March 21, 2001, between eXegenics Inc. and Ronald L. Goode, Ph.D., incorporated by reference to Exhibit 10.41 to eXegenics Inc.’s Form 10-K for the fiscal year ended December 31, 2000 and filed with the SEC on April 2, 2001.

10.21	—
Termination Agreement dated November 25, 2002 between eXegenics Inc., Innovative Drug Delivery Systems, Inc., and IDDS Merger Corp., incorporated by reference to Exhibit 2.1 to eXegenics Inc.’s Current Report on Form 8-K filed with the SEC on December 3, 2002.

10.22(1)	—
Amendment, dated September 9, 2003, to Employment Agreement dated March 20, 2001, between eXegenics Inc. and Ronald L. Goode, Ph.D., incorporated by reference to Exhibit 10.1 to eXegenics Inc.’s Form 10-Q for the fiscal quarter ended September 30, 2003 and filed with the SEC on November 14, 2003.

10.23(1)	—
Amendment, dated October 16, 2003, to Employment Agreement dated March 20, 2001, between eXegenics Inc. and Ronald L. Goode, Ph.D., incorporated by reference to Exhibit 10.2 to eXegenics Inc.’s Form 10-Q for the fiscal quarter ended September 30, 2003 and filed with the SEC on November 14, 2003.

10.24	—
Form of Indemnification Agreement by and among eXegenics and certain of its current and former directors and officers, incorporated by reference to Exhibit 10.1 to eXegenics Inc.’s Form 10-Q for the fiscal quarter ended June 30, 2003 and filed with the SEC on August 14, 2003.

10.25	—
Promissory Note and Pledge Agreement between eXegenics Inc. and Ronald L. Goode, Ph.D., incorporated by reference to Exhibit 10.33 to eXegenics Inc.’s Form 10-K for the fiscal year ended December 31, 2003 and filed with the SEC on April 7, 2004.

10.26	—
Sublease Agreement between eXegenics Inc. and RFG Associates dated as of January 1, 2004, incorporated by reference to Exhibit 10.1 to eXegenics Inc.’s Form 10-Q for the fiscal quarter ended June 30, 2004 and filed with the SEC on August 16, 2004.

10.27	—
Intellectual Property Assignment Agreement between eXegenics Inc. and NLC Pharma, Inc., incorporated by reference to Exhibit 4.1 to eXegenics Inc.’s Current Report on Form 8-K filed with the SEC on September 10, 2004.

10.28(1)	—
Separation Agreement between eXegenics Inc. and David Riggs dated July 26, 2005, incorporated by reference to Exhibit 10.1 to eXegenics Inc.’s Form 10-Q for the fiscal quarter ended June 30, 2005 and filed with the SEC on August 15, 2005.

10.29(1)	—
Agreement between eXegenics Inc. and David Hostelley dated July 20, 2005, incorporated by reference to Exhibit 10.2 to eXegenics Inc.’s Form 10-Q for the fiscal quarter ended June 30, 2005 and filed with the SEC on August 15, 2005.

23.1	—	Consent of Rotenberg & Co., LLC (Filed herewith)
23.2	—	Consent of BDO Seidman, LLP (Filed herewith)
31.1	—
Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith)

31.2	—
Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith)

32.1	—	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith)
32.2	—	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith)
(1) Management contracts and compensatory plans and arrangements required to be filed as Exhibits to this Report on Form 10-K pursuant to Item
15(c) of the Report.

* Confidential portions omitted and filed separately with the U.S. Securities and Exchange Commission pursuant to Rule 24b-2 promulgated under the Securities Exchange Act of 1934, as amended.

eXegenics Inc.

CONTENTS

Financial Statements

Report of Independent Registered Public Accounting Firm

To the Board of Directors
and Stockholders
eXegenics Inc.

We have audited the accompanying balance sheet of eXegenics Inc. as of December 31, 2006 and 2005, and the related statements of operations, changes in stockholders' equity, and cash flows for the (the company) years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of eXegenics Inc. as of December 31, 2006 and 2005 and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Rotenberg & Co., LLP

Rotenberg & Co., LLP
Rochester, New York
March 21, 2007

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
eXegenics Inc.

We have audited the accompanying statements of operations, changes in stockholders’ equity and cash flows of eXegenics Inc. (the “Company”) for the year ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of eXegenics Inc. for the year ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

BDO Seidman, LLP
Dallas, Texas
February 18, 2005 except for Notes K and
N of the Company’s 2004 financial statements,
which are as of April 12, 2005

eXegenics Inc.

BALANCE SHEETS

	December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$8,596,000	$8,901,000
Prepaid expenses and other current assets	156,000	99,000

Total current assets	$8,752,000	$9,000,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$674,000	$277,000

Stockholders’ equity:
Preferred stock — $.01 par value, 10,000,000 shares authorized; 1,002,017 and 952,829 shares of Series A convertible preferred issued and outstanding (liquidation value $2,505,000 and $2,382,000)	10,000	10,000
Common stock — $.01 par value, 30,000,000 shares authorized; 16,991,101 and 16,945,026 shares issued	170,000	169,000
Additional paid in capital	68,285,000	68,384,000
Subscriptions receivable, net of reserve	—	(101,000)
Accumulated deficit	(57,050,000)	(56,402,000)
Treasury stock, 611,200 and 611,200 shares of common stock, at cost	(3,337,000)	(3,337,000)
	8,078,000	8,723,000
	$8,752,000	$9,000,000

See notes to financial statements

eXegenics Inc.

STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2006	2005	2004
Revenue:
License and research fees	$—	$—	$—
Operating expenses:
General and administrative	1,117,000	1,438,000	2,051,000
	1,117,000	1,438,000	2,051,000
Other (income) expenses:
Gain on sale of investments, net	—	(1,064,000)	—
Interest income	(469,000)	(190,000)	(127,000)
Interest expense	—	2,000	2,000
	(469,000)	(1,252,000)	(125,000)
Loss before provision (benefit) for taxes	(648,000)	(186,000)	(1,926,000)
Provision (benefit) for taxes	—	—	—
Net loss	(648,000)	(186,000)	(1,926,000)
Preferred stock dividend	(238,000)	(234,000)	(223,000)
Net loss attributable to common stockholders	$(886,000)	$(420,000)	$(2,149,000)
Basic and diluted loss per common share:	$(0.04)	$(0.03)	$(0.13)
Weighted average number of shares outstanding — basic and diluted	16,369,000	16,271,000	16,050,000

See notes to financial statements

eXegenics Inc.
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Convertible Preferred Stock		Common Stock		Additional Paid in	Subscriptions	Reserve on	Accumulated	Accumulated Other Comprehensive	Treasury Stock
	Shares	Amount	Shares	Amount	Capital	Receivable	Subscp. Rec	Deficit	Income (Loss)	Shares	Amount	Total
Balance — January 1, 2003	890,564	9,000	16,314,779	163,000	68,061,000	(302,000)	—	(54,290,000)	—	611,200	(3,337,000)	10,304,000
Preferred stock converted to common stock	(44,252)	(500)	44,252	500	—	—	—	—	—	—	—	—
Preferred dividend (stock)	89,020	500	—	—	(500)	—	—	—	—	—	—	—
Exercise of stock options	—	—	360,000	4,000	188,000	—	—	—	—	—	—	192,000
Compensation related to grant of stock and options to board members	—	—	150,000	1,500	132,000	—	—	—	—	—	—	133,500
Value assigned to warrants and options issued for professional services	—	—	—	—	4,500	—	—	—	—	—	—	4,500
Comprehensive Income:
Net Loss for the year	—	—	—	—	—	—	—	(1,926,000)	—	—	—	(1,926,000)
Unrealized gain on available for sale securities	—	—	—	—	—	—	—	—	1,124,000	—	—	1,124,000
Total comprehensive income	—	—	—	—	—	—	—	—	—	—	—	(802,000)
Balance — December 31, 2004	935,332	$9,000	16,869,031	$169,000	$68,385,000	($302,000)	—	($56,216,000)	$1,124,000	611,200	($3,337,000)	$9,832,000
Preferred stock converted to common stock	(75,995)	—	75,995	—	—	—	—	—	—	—	—	—
Preferred dividend (stock)	93,502	1,000	—	—	(1,000)	—	—	—	—	—	—	—
Accrued Interest on subscription receivable	—	—	—	—	—	(14,000)	—	—	—	—	—	(14,000)
Reserve on stock subscriptions receivable	—	—	—	—	—	—	215,000	—	—	—	—	215,000
Comprehensive Income:
Net Loss for the year	—	—	—	—	—	—	—	(186,000)	—	—	—	(186,000)
Realized gain on available for sale securities	—	—	—	—	—	—	—	—	(1,124,000)	—	—	(1,124,000)
Total comprehensive income	—	—	—	—	—	—	—	—	—	—	—	—
Balance — December 31, 2005	952,839	$10,000	16,945,026	$169,000	$68,384,000	($316,000)	$215,000	($56,402,000)	—	611,200	($3,337,000)	$8,723,000
Preferred stock converted to common stock	(46,075)	(1,000)	46,075	1,000	—	—	—	—	—	—	—	—
Preferred dividend (stock)	95,253	1,000	—	—	(1,000)	—	—	—	—	—	—	—
Accrued interest on subscription receivable	—	—	—	—	—	(5,000)	—	—	—	—	—	(5,000)
Reserve on stock subscriptions receivable	—	—	—	—	—	—	5,000	—	—	—	—	5,000
Share-based compensation	—	—	—	—	3,000	—	—	—	—	—	—	3,000
Write off of stock subscription receivable	—	—	—	—	(101,000)	321,000	(220,000)	—	—	—	—	—
Comprehensive income:
Net loss for the year	—	—	—	—	—	—	—	(648,000)	—	—	—	(648,000)
Total comprehensive income	—	—	—	—	—	—	—	—	—	—	—	—
Balance — December 31, 2006	1,002,017	$10,000	16,991,101	$170,000	$68,285,000	—	—	($57,050,000)	—	611,200	($3,337,000)	$8,078,000

See notes to financial statements

eXegenics Inc.

STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2006	2005	2004
Cash flows from operating activities:
Net loss	$(648,000)	$(186,000)	$(1,926,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	—	3,000	5,000
Share-base compensation expense	3,000	—	138,000
Interest accrual on subscriptions receivable	—	(14,000)	(2,000)
Reserve for subscriptions receivable	—	215,000	—
Gain on Sale of Investments, net	—	(1,064,000)	—
Changes in:
Release of cash restricted for operating lease obligations	—	175,000	425,000
Prepaid expenses and other current assets	(57,000)	(64,000)	569,000
Payment of operating lease obligations	—	—	(87,000)
Accounts payable and accrued expenses	397,000	38,000	(712,000)
Net cash used in operating activities	(305,000)	(897,000)	(1,590,000)
Cash flows from investing activities:
Sales of investment securities	—	1,064,000	—
Net cash provided by investing activities	—	1,064,000	—
Cash flows from financing activities:
Proceeds from sale of common stock through exercise of options and warrants	—	—	192,000
Net cash provided by (used in) financing activities	—	—	192,000
Net increase (decrease) in cash and cash equivalents	(305,000)	167,000	(1,398,000)
Cash and cash equivalents at beginning of year	8,901,000	8,734,000	10,132,000
Cash and cash equivalents at end of year	$8,596,000	$8,901,000	$8,734,000
Supplemental disclosures of cash flow information:
Cash paid for interest	—	$2,000	$2,000
Cash paid for income taxes	$16,000	$36,000	—
Noncash investing activities:
Investment in Intrac, Inc.	—	—	1,124,000

Noncash financing activities:
Preferred stock converted to common stock.	—	—	$—
Preferred stock dividend.	—	—	$—
Write off of stock subscription receivable.	—	—	—
Accrued interest on subscription receivable.	$(5,000)	$(14,000)	—

See notes to financial statements

eXegenics Inc.

NOTES TO FINANCIAL STATEMENTS

Note A — The Company

eXegenics Inc., formerly known as Cytoclonal Pharmaceutics Inc. (“eXegenics” or the “Company”), was previously involved in the research, creation, and development of drugs for the treatment and/or prevention of cancer and infectious diseases. During 2004, the Company completed the termination all research activities. All of the Company’s research activities, scientific staff and administrative positions were eliminated and were terminated. Our objective continues to be to redeploy our assets and actively pursue new business opportunities.

Note B — Summary of Significant Accounting Policies

Cash equivalents, restricted cash

The Company considers all non-restrictive, highly liquid short-term investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents, which amount to $8,596,000 and $8,901,000 at December 31, 2006 and 2005, respectively, consist principally of interest bearing cash deposits.

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

Revenue recognition

Revenue from research support agreements is recognized ratably over the length of the agreements. Revenue resulting from contracts or agreements with milestones is recognized when the milestone is achieved. Amounts received in advance of services to be performed or the achievement of milestones is recorded as deferred revenue.

Research and development

Research and development costs are charged to expense as incurred.

Loss per common share

Basic and diluted loss per common share is based on the net loss increased by dividends on preferred stock divided by the weighted average number of common shares outstanding during the year. No effect has been given to outstanding options, warrants or convertible preferred stock in the diluted computation, as their effects would be anti-dilutive. The number of potentially dilutive securities excluded from the computation of diluted loss per share was approximately 1,587,000, 2,148,000 and 2,325,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

Share-based compensation

The Company accounts for share-based compensation utilizing the fair value recognition previsions of SFAS No. 123R, “Share-Based Payment”.

Comprehensive Income

SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive income and its components within the financial statements. Other comprehensive income is comprised of charges to stockholders' equity, other than contributions from or distributions to stockholders, excluded from the determination of net income. The Company's other comprehensive income is comprised of unrealized gains on available for sale marketable securities, which were sold during 2005.

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

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (FIN 48), which clarifies the accounting and disclosure for uncertainty in tax positions, as defined. FIN 48 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. The Company does not expect the interpretation will have a material impact on its results from operations or financial position.

In September 2006, the FASB issued statement No. 157, “Fair Value Measurements”, (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States, and expands disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007, with earlier application encouraged. Any amounts recognized upon adoption as a cumulative effect adjustment will be recorded to the opening balance of retained earnings in the year of adoption. The Company has not yet determined the impact of this Statement on its financial condition and results of operations.

Note C — License Agreements

On September 8, 2004 the Company entered into an Intellectual Property Assignment Agreement to license the Company’s QCT drug discovery technology to NLC Pharma, Inc. (a Delaware corporation based in Israel). Pursuant to the Agreement the Company will receive monies from royalties, licenses or the sale of QCT technology to third parties that are generated by NLC Pharma Inc. The Company did not earn any revenue under this agreement during 2006, nor does it anticipate receiving any revenues from this agreement in future years.

Note D — Equipment

Equipment is summarized as follows:

	December 31,
	2006	2005
Office equipment	$26,000	$26,000
Less accumulated depreciation	(26,000)	(26,000)
Net	$—	$—

Note E — Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

	December 31,
	2006	2005
Professional fees	$28,000	$23,000
Legal Reserve	638,000	250,000
Other	8,000	4,000
	$674,000	$277,000

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

During January 2004, the Company elected to pay the required yearly dividend by issuing additional shares of Series A convertible preferred. The Company issued 89,020 shares to satisfy the 10% dividend. In addition, during 2004, 44,252 shares of Series A convertible preferred were converted into 44,252 shares of common stock.

During January 2005, the Company elected to pay the required yearly dividend by issuing additional shares of Series A convertible preferred. The Company issued 93,502 shares to satisfy the 10% dividend. In addition, during 2005, 75,995 shares of Series A convertible preferred were converted into 75,995 shares of common stock.

During January 2006, the Company elected to pay the required yearly dividend by issuing additional shares of Series A convertible preferred. The Company issued 95,253 shares to satisfy the 10% dividend. In addition, during 2006, 46,075 shares of Series A convertible preferred were converted into 46,075 shares of common stock.

Common Stock

During the second quarter 2004, the Board of Directors adopted a resolution providing for the issuance of shares of the Company’s common stock and the granting of stock options as part of compensation paid to directors for their service to the Company. Upon joining the Board, directors are issued 25,000 shares of common stock. The chairman of the Board receives an additional 25,000 shares at the time he assumes this role. Members of the Board of Directors are granted an option to purchase 5,000 shares of the Company’s common stock on the first day of each calendar quarter, with an exercise price equal to the closing trading price of the Company’s common stock on the date of grant. In the second quarter 2004, the Chairman of the Board was issued 50,000 shares of common stock, Directors were issued 25,000 shares. In the aggregate, 150,000 shares of common stock were issued and recorded at their fair value on the date of grant. No common stock was issued to the Board of Directors in 2005 and 2006.

On March 22, 2005, the Board of Directors approved the grant to each member. John A. Paganelli and Robert Baron 50,000 shares of common stock upon the closing of a transaction which results in a change of control provided each such recipient is a member of the Board at such time

Stockholder Rights Plan

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

Subscriptions receivable

As previously reported by eXegenics in its quarterly report on Form 10-Q filed November 14, 2006, during the fourth quarter of fiscal 2006, the Company reached agreement with its former president and chief executive officer (Dr. Ronald Goode) in connection with a limited recourse note and pledge agreement entered into with Dr. Goode in May 2001 in connection with Dr. Goode’s subscription for shares of the Company’s common stock. The amount of the note was $300,000 plus 4.71% interest paid on a semi-annual basis. Dr. Goode failed to make the semi-annual interest payment since May 2005 and principal due May 2006. On October 30, 2006, the Company reached agreement with Dr. Goode concerning the cancellation of the subscription agreement and note in consideration for the assignment to the Company of the 100,000 shares of common stock underlying the subscription. As a result, the subscription receivable of $101,000 was eliminated and an offsetting amount was deducted from additional paid in capital.

Warrants

At December 31, 2006, outstanding warrants to acquire shares of the Company’s common stock are as follows:

Warrant Type	Exercise Price	Expiration Dates	Number of Shares Reserved
Other	$0.55 to $1.00	August 2007-March 2008	290,000

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

The Company did not incur any warrant related expenses in 2005 and 2006

Stock options

During 1996, the Board of Directors and the stockholders of the Company approved the 1996 Stock Option Plan (the “1996 Plan”) that provides for the granting of incentive and nonstatutory options for up to 750,000 shares of common stock to officers, employees, directors and consultants of the Company. During 1998, the Board of Directors and the stockholders of the Company approved an amendment to the Plan to allow for the granting of an additional 750,000 options. At December 31, 2006 and 2005, 1,500,000 and 980,000, respectively, options were available for future grant under the 1996 Plan.

During 2000, the Board of Directors and the stockholders of the Company approved the 2000 Stock Option Plan (the “2000 Plan”), which provides for the granting of incentive and nonstatutory options for up to 1,500,000 shares of common stock to officers, employees, directors, independent contractors, advisors and consultants of the Company. The Company subsequently amended the 2000 plan to increase the options available for future grants by 1,250,000 shares and to change the vesting period. At December 31, 2006 and 2005, 2,455,000 and 2,365,000, respectively, options are available for grant under the 2000 Plan.

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

Prior to the adoption of SFAS NO 123R, we followed the intrinsic value method in accordance with APB No. 25 to account for our employee stock options. Accordingly, no compensation expense was recognized for the issuance of stock options under any of our Stock Option Plans for periods ended prior to January 1, 2006. The adoption of SFAS No. 123R primarily resulted in a change in our method of recognizing the fair value of share-based compensation. Specifically, the adoption of SFAS No. 123R resulted in our recording compensation expense for employee stock options.

The pre-tax share-based employee compensation expense recorded in 2006 was approximately $3,000. Such expense resulted solely from the estimated value to be recognized from the share-based payments of options granted to our board of directors.

Stock option activity under the Plans is summarized as follows:

	Year Ended December 31,
	2006		2005		2004
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options outstanding at beginning of year	905,000	$3.37	1,100,000	$3.02	2,158,000	$3.02
Granted	60,000	0.40	80,000	0.40	165,000	0.82
Exercised	—	—	—	—	(360,000)	0.53
Expired	(670,000)	4.31	(275,000)	0.72	(863,000)	3.64
Options outstanding at end of year	295,000	0.62	905,000	3.37	1,100,000	3.02
Options exercisable at end of year	295,000	0.62	880,000	3.44	971,660	3.32

The following table presents information relating to stock options outstanding and exercisable under the plans as of December 31, 2006:

	Options Outstanding and Exercisable
Range of Exercise Price	Shares	Weighted Average Exercise Price	Weighted Average Remaining Life in Years
$0.40-$2.99	295,000	$0.62	8.03

Pro forma information regarding net income and earnings per share is required by SFAS No. 123, and has been determined as if we accounted for our stock option grants under the fair market value method as prescribed by such statement. The fair market value of our stock options was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions.

	2006	2005	2004
Risk-free interest rates	4.3% to 5.1%	3.6% to 4.3%	2.9% to 3.6%
Expected option life in years	5	5	5
Expected stock price volatility	10% to 37%	63% to 75%	72% to 75%
Expected dividend yield	0%	0%	0%

The weighted average fair value at date of grant for options granted during 2006, 2005 and 2004 was $0.40 $0.40, and $0.82, per option, respectively. Results for 2005 and 2004 have not been restated. Had compensation expense for employee stock option plans been determined based on fair value at the grant date consistent with SFAS 123R, our net income and earnings per share would have been the pro forma amounts indicated below:

	Year Ended December 31,
	2005	2004
Net loss attributable to common stockholders as reported	$(420,000)	$(2,149,000)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(11,000)	(32,000)
Pro forma net income	$(431,000)	$(2,181,000)
Earnings per share:
Basic and diluted-as reported	$(0.03)	$(0.13)
Basic and Diluted-pro forma	$(0.03)	$(0.14)

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

Note H — Income Taxes

At December 31, 2006 and 2005, the Company had approximately $53,979,000 and $53,080,000 of net operating loss carry forwards and $491,000 and $491,000 of research and development credit carry forwards, respectively, for federal income tax purposes that expire in years 2007 through 2022.

At December 31, 2006 and 2005, the Company had a deferred tax asset of approximately $18,846,000 and $18,541,000 respectively, representing the benefits of its net operating loss and research and development credit carry forwards and certain expenses not currently deductible for tax purposes, principally related to the granting of stock options and warrants, and non-cash reorganization and merger expenses. The Company’s deferred tax asset has been fully reserved by a valuation allowance since realization of its benefit is uncertain. The difference between the statutory tax rate of 34% and the Company’s effective tax rate is principally due to the increase (decrease) in the valuation allowance of $305,000 (2006), ($980,000) (2005), and $644,000 (2004). The Company’s ability to utilize its carry forwards may be subject to an annual limitation in future periods pursuant to Section 382 of the Internal Revenue Code of 1986, as amended.

Note I — Commitments and Other Matters

Leases

The Company leases office space from RFG Associates, an entity in which John A. Paganelli, chairman of the Board of Directors of the Company is an equity owner. The lease provides for a monthly rent of $625 and is cancelable by either party upon thirty (30) days notice. Rent expense was approximately $10,000, $10,000, and $20,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

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

Labidi Proceeding.

On October 5, 2005, in the matter brought by Abdel Hakim Labidi (one of our former employees) against the Company, a jury ruled in favor of Dr. Labidi determining that the Company converted certain biological research materials owned by Dr. Labidi, and the Company committed theft of biological materials owned by Dr. Labidi. The jury awarded Dr. Labidi a total of $600,000. The Company is reviewing this matter to determine the validity of appealing the decision of the jury. The final amount due by the Company to Dr. Labidi under such judgment is likely to be between $638,000 and $750,000; however the Company has recorded a provision of $638,000 in the financial statements.

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

Employment agreements

David Hostelley

On July 1, 2005 David F. Hostelley was named chief financial officer of eXegenics pursuant to the terms of a letter agreement between eXegenics and Contract CFO & Accounting, Inc. dated July 20, 2005. The letter agreement is a month-to-month agreement, and either party can terminate the agreement upon 30 business days notice. eXegenics pays Contract CFO & Accounting, Inc. $2,500 a month in consideration for Mr. Hostelley’s services to eXegenics, billed and payable on the first of each month. Further, in the event Mr. Hostelley is required to travel on behalf of eXegenics for any reason, eXegenics will be billed $800 per day, plus out-of-pocket expenses. All travel to be pre-approved by the chairman of eXegenics board of directors.

Related party transactions

John Paganelli

In January 2004, the Company entered into a lease agreement for office space with RFG Associates, an entity in which John A. Paganelli, chairman of the Board of Directors of the Company is an equity owner. The lease provides for a monthly rent of $625 and is cancelable by either party upon thirty (30) days notice.

Note J — Quarterly Results (Unaudited)

	Quarter Ended
	March 31	June 30	September 30	December 31	Total Year
2006
Revenues	$—	$—	$—	$—	$—
Net (loss) income	(43,000)	(68,000)	(169,000)	(368,000)	(648,000)
Loss per share — basic and diluted(a)	(0.00)	(0.00)	(0.03)	(0.02)	(0.04)
2005
Revenues	$—	$—	$—	$—	$—
Net (loss) income	(290,000)	(434,000)	870,000	(332,000)	(186,000)
Loss per share — basic and diluted(a)	(0.03)	(0.03)	0.05	(0.01)	(0.03)

(a)
Per common share amounts for the quarters and full year have been calculated separately. Accordingly, quarterly amounts may not add to the annual amount because of differences in the weighted average common shares outstanding during each period due to the effect of the Company’s issuing shares of its common stock during the year.

Note K — Subsequent Events

Previously on August 14, 2006, the Company entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) with a small group of investors led by The Frost Group. LLC, an entity controlled by Dr. Phillip Frost, as amended as of November 30, 2006. Pursuant to the Stock Purchase Agreement, the investors agreed to purchase shares of the Company’s common stock representing 51% of the issued and outstanding shares of capital stock on a fully-diluted basis for a purchase price reflecting the book value of the Company at closing.

At a special meeting of stockholders held on February 8, 2007, the stockholders of the Company approved: (i) an amendment to the Certificate of Incorporation of the Company increasing the number of shares of common stock which the Company is authorized to issue from 30,000,000 shares to 225,000,000 shares; (ii) the sale of 19,440,491 shares of common stock to a group of investors pursuant to the Stock Purchase Agreement; and (iii) the issuance of 50,000 shares of common stock to each of John Paganelli, chairman of the Board of Directors, interim chief executive officer, and secretary and Robert Baron, a director.

On February 8, 2007, a Certificate of Amendment to the Company’s Certificate of Incorporation providing for the increase in the number of shares of common stock authorized for issuance was filed with the Delaware Secretary of State, and on February 9, 2007, the transactions contemplated by the Stock Purchase Agreement were consummated, as a result of which 19,440,491shares of common stock, representing approximately 51% of the issued and outstanding shares on a fully diluted basis, were issued to the stockholders named in the Stock Purchase Agreement for an aggregate purchase price of $8,613,000, which was paid to the Company at closing. The purchase price is subject to a downward adjustment based upon the stockholders equity of eXegenics on the date of closing.