Form 10-K/A
period 2006-12-31
eXegenics Inc
filed 2007-04-30
CIK 944809

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1
ANNUAL REPORT
PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES AND EXCHANGE ACT OF 1934
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Fiscal Year Ended December 31, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Transition Period from _____________ to ____________
Commission File Number 000-26648
eXegenics Inc.
(Exact name of registrant as specified in its charter)

Delaware	75-2402409
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

4400 Biscayne Blvd, Suite 900
Miami, Florida	33137
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code (305) 575-6015
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
N/A	N/A
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, par value $.01 per share
Indicate by check mark in the registrant is a well-known seasoned issuer, as defined in rule 405 of the Securities Act.     Yes ☐     No ☒
Indicate by check mark in the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the act.     Yes ☐     No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒     No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained herein, and will not be contained, to the best of the registrants knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K Yes ☐
Indicate by check mark whether the registrant is a large, accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act of 1934.
Large accelerated filer ☐           Accelerated Filer ☐           Non- Accelerated Filer ☒
Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12-b-2 of the Act)     Yes ☐     No ☒
The aggregate market value of the registrant’s voting common equity held by non-affiliates of the registrant on June 30, 2006 was $5,575,734 based on the last sale price as reported by OTC Bulletin Board.
As of March 15, 2007 the registrant had 36,550,369 shares of common stock outstanding.

EXPLANATORY STATEMENT
This Form 10-K/A is being filed as Amendment No. 1 to the Annual Report on Form 10-K of eXegenics Inc. (the “Company”) for the fiscal year ended December 31, 2006, for the purpose of adding information under Items 10, 11, 12, 13 and 14 of Part III.
     -i-

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
Directors and Executive Officers
The following table sets forth information concerning our executive officers and directors, including their ages, as of April 30, 2007:

Name	Age	Title
Phillip Frost, M.D.	70	Chief Executive Officer and Chairman of the Board
Dale Pfost, Ph.D.	50	President
Samuel J. Reich	32	Executive Vice President
Denis O’Shaughnessy, Ph.D.	56	Senior Vice President of Clinical Development
Adam Logal	29	Executive Director of Finance, Chief Accounting Officer, Treasurer & Secretary
John A. Paganelli	72	Director
David A. Eichler	36	Director
Michael Reich	63	Director
Jane H. Hsiao, Ph.D., MBA	59	Director
Steven D. Rubin	46	Director
Robert Baron	66	Director
Richard A. Lerner, M.D.	68	Director
Melvin L. Rubin, M.D.	75	Director
Phillip Frost, M.D. Dr. Frost became the CEO and Chairman of our board of directors after consummation of the our acquisition of Acuity Pharmaceuticals Inc. and Froptix Corporation on March 27, 2007 (referred to as the “Acquisition”). Dr. Phillip Frost was named the Vice Chairman of the Board of Teva Pharmaceutical Industries, Limited (“Teva”) in January 2006 when Teva acquired IVAX Corporation (“IVAX”). Dr. Frost had served as Chairman of the board of directors and Chief Executive Officer of IVAX Corporation since 1987. Dr. Frost was named Chairman of the Board of Ladenburg Thalmann & Co., Inc., an American Stock Exchange-listed investment banking and securities brokerage firm, in July 2006 and has been a director of Ladenburg Thalmann since March 2005. He serves on the Board of Regents of the Smithsonian Institution, a member of the Board of Trustees of the University of Miami, a Trustee of each of the Scripps Research Institutes, the Miami Jewish Home for the Aged, and the Mount Sinai Medical Center and is Vice Chairman of the Board of Governors of the American Stock Exchange. Dr. Frost is also a director of Protalix BioTherapeutics, Inc., an American Stock Exchange-listed biotech pharmaceutical company, Continucare Corporation, an American Stock Exchange-listed provider of outpatient healthcare and home healthcare services, Northrop Grumman Corp., a New York Stock Exchange-listed global defense and aerospace company, Castle Brands, Inc., an American Stock Exchange-listed developer and marketer of alcoholic beverages, and Cellular Technical Services, Inc., a public company with no ongoing operations.
Dale Pfost, Ph.D. Dr. Dale Pfost became our President after consummation of the Acquisition on March 27, 2007. Previously, Dr. Pfost served as the President, CEO and Chairman of Acuity Pharmaceuticals and was one of the members of the founding management team from 2003 through

March 2007. Dr. Pfost served as President, CEO and Chairman of Orchid BioSciences from 1996 through 2002 and was the founding CEO. From 1988 until 1996 Dr. Pfost served as President, CEO and Managing Director of Oxford GlycoSciences, where he was the founding CEO. Dr. Pfost was the founder and President of Infitek, Inc. from 1982 through 1984 until it was acquired by SmithKline Beckman where Dr. Pfost served in varying levels of increasing responsibilities through 1988.
Samuel J. Reich. Mr. Samuel Reich became our Executive Vice President after consummation of the Acquisition on March 27, 2007. Prior to joining us, Mr. Reich served as Executive Vice President, Research and Development and was a co-founder of Acuity. Mr. Reich co-founded Acuity in 2002 where he served in capacities of increasing responsibility from 2002 to March 2007. Prior to founding Acuity, Mr. Reich was a doctoral candidate at the University of Pennsylvania Medical School, where his doctoral research involved recognizing and pioneering the opportunity in RNAi therapeutics for treating ophthalmic diseases from 2001 until 2002.
John A. Paganelli. Mr. Paganelli served as our Interim Chief Executive Officer and secretary from June 29, 2005 through the consummation of the Acquisition, and Chairman of the our board of directors from December 2003 through the consummation of the Acquisition. Mr. Paganelli served as President and Chief Executive Officer of Transamerica Life Insurance Company of New York from 1992 to 1997. Since 1987, Mr. Paganelli has been a partner in RFG Associates, a financial planning organization. Mr. Paganelli is the Managing Partner of Pharos Systems Partners, LLC, a company formed to raise capital to purchase the controlling interest in Pharos Systems International, a software development company. Mr. Paganelli is Chairman of the Board of Pharos Systems International. He was Vice President and Executive Vice President of PEG Capital Management, an investment advisory organization, from 1987 until 2000. From 1980 to January 2003, Mr. Paganelli was an officer and director-shareholder of Mike Barnard Chevrolet, Inc., an automobile dealership. Mr. Paganelli was on the Board of Directors of Mid Atlantic Medical Services, Inc. from 1999 until 2005. Mid Atlantic was listed on the New York Stock Exchange and through its wholly owned subsidiaries is in the business of selling various forms of health insurance. Mr. Paganelli was also on the Board of Directors of Mid Atlantic’s subsidiary, MAMSI Life and Healthy Insurance Company. In 2005 Mid Atlantic Medical Services, Inc. was acquired by UnitedHealth Group, Inc.
Denis O’Shaughnessy, Ph.D., Dr. Denis O’Shaughnessy became our Senior Vice President of Clinical Development upon consummation of the Acquisition on March 27, 2007. Prior to joining us, Dr. O’Shaughnessy served as Senior Vice President of Clinical Development for Acuity from October 2006 to March 2007. From 2005 to October 2006, Dr. O’Shaughnessy was an independent clinical research consultant. From 2000 to 2005, Dr. O’Shaughnessy was a founding member of Eyetech Pharmaceuticals and served as Senior Vice President of Clinical Development. From 1990 to 2000 Dr. O’Shaughnessy was employed by Hoffmann-La Roche with increasing levels of responsibility, most recently as Director of Clinical Operations. From 1980 through 1990, Dr. O’Shaughnessy served at several pharmaceutical companies in various roles of increasing responsibility most recently as Head of Clinical Research for Celltech Ltd.
Adam Logal. Mr. Logal became our Executive Director of Finance and Chief Accounting Officer after consummation of the Acquisition on March 27, 2007. Prior to joining the Company, Mr.

Logal served in various finance capacities at Nabi Biopharmaceuticals, most recently as Sr. Director, Accounting and Reporting. From March 2006 to June 2006, Mr. Logal served as Interim Chief Financial Officer, Chief Accounting Officer and Treasurer and from November 2002 to June 2006 Mr. Logal served in various roles of increasing responsibility within the Finance Department. Prior to Nabi Biopharmaceuticals, Mr. Logal served from May 2001 to November 2002 as a tax accountant at Spherion Corporation, a recruiting and staffing company. From November 2000 to May 2001, Mr. Logal served as a staff accountant for Dunn & Co., CPAs PA, a public accounting firm.
Board of Directors
Jane H. Hsiao, Ph.D., MBA. Dr. Hsiao has served as a director of the Company since February 2007. Dr. Hsiao served as the Vice Chairman-Technical Affairs of IVAX from 1995 to January 2006, when Teva acquired IVAX. Dr. Hsiao served as IVAX’s Chief Technical Officer since 1996, and as Chairman, Chief Executive Officer and President of IVAX Animal Health, IVAX’s veterinary products subsidiary, since 1998. From 1992 until 1995, Dr. Hsiao served as IVAX’s Chief Regulatory Officer and Assistant to the Chairman. Dr. Hsiao served as Chairman and President of DVM Pharmaceuticals from 1998 through 2006 and is also a director of Protalix BioTherapeutics, Inc., an American Stock Exchange-listed biotech pharmaceutical company, and Cellular Technical Services Company, Inc., a public company with no ongoing operations.
Steven D. Rubin. Mr. Rubin has served as a director of the Company since February 2007. Mr. Rubin served as the Senior Vice President, General Counsel and Secretary of IVAX from August 2001 until September 2006. Prior to joining IVAX, Mr. Rubin was Senior Vice President, General Counsel and Secretary with privately held Telergy, Inc., a provider of business telecommunications and diverse optical network solutions, from early 2000 to August 2001. In addition, he was with the Miami law firm of Stearns Weaver Miller Weissler Alhadeff & Sitterson from 1986 to 2000, in the Corporate and Securities Department. Mr. Rubin had been a shareholder of that firm since 1991 and a director since 1998. Mr. Rubin currently serves on the board of directors of Dreams, Inc., a vertically integrated sports licensing and products company.
David A. Eichler. Mr. Eichler became a director of the Company after the consummation of the Acquisition on March 27, 2007. Mr. Eichler is a Managing Director of Psilos Group, a New York-based venture capital firm specializing in healthcare investments. Mr. Eichler joined Psilos in 1999 and focuses on investments in the specialty pharmaceutical, medical technology, healthcare services and healthcare IT sectors. Mr. Eichler has served on the board of directors of several Psilos portfolio companies, and has extensive experience as an advisor to senior management on M&A, financial restructuring and capital raising transactions. Mr. Eichler has been a director of Acuity since 2004 and also currently serves as Chairman of Caregiver Services, Inc., a leading provider of in-home care services. Prior to joining Psilos, Mr. Eichler was an investment banker at Wasserstein Perella & Co. where he was a member of the firm’s Healthcare Group.
Michael Reich. Mr. Michael Reich became a director of the Company after the consummation of the Acquisition on March 27, 2007. Mr. Michael Reich is a proprietor of a commercial property development company. Previously, Mr. Reich was chief executive officer of Cosrich, Inc., a manufacturer of popularly priced cosmetics and toiletries, including numerous well known brands.

Mr. Reich’s area of expertise is in operations, finance and marketing. Prior to the Acquisition, Mr. Reich had been a board member of Acuity since 2003. Michael Reich is the uncle of Samuel Reich, the Company’s Executive Vice President.
Robert A. Baron. Mr. Baron has served on our board of directors since 2003. Previously, Mr. Baron served as the President of Cash City, Inc. from 1999 to 2003. Cash City is a payday advance and check cashing business. From 1997 to 1999 Mr. Baron was the President of East Coast Operations for CSS/TSC, Inc., a distributor of blank t-shirts and fleece and accessories and a subsidiary of Tultex, Inc., a publicly held company. From 1986 to 1997, Mr. Baron was the chairman of T shirt City, Inc., a privately held company. From 1993 to 1997, Mr. Baron was a member of the board of directors of Suburban Bank Corp. When Mr. Baron was on Suburban’s board, its common stock was traded on NASDAQ. Mr. Baron is also a director of Hemobiotech, Inc., a development stage biopharmaceutical company, and Andover Medical, Inc., a medical equipment distributor.
Richard A. Lerner, M.D. Dr. Lerner became a director of the Company after the consummation of the Acquisition on March 27, 2007. Dr. Lerner has been President of The Scripps Research Institute, a private, non-profit biomedical research organization, since 1986. Dr. Lerner is a member of numerous scientific associations, including the National Academy of Science and the Royal Swedish Academy of Sciences. Dr. Lerner serves as director of Kraft Foods, Inc. He is also on the board of directors for Xencor and Intra-Collular Therapies, two privately held biotechnology companies, and serves on the scientific advisory board of Dyadic, a biotechnology company.
Melvin L. Rubin, M.D. Dr. Rubin became a director of the Company after the consummation of the Acquisition on March 27, 2007. Dr. Rubin is member of the faculty at the University of Florida Department of Ophthalmology where he holds the titles of Professor and Chairman Emeritus of Ophthalmology and Shaler Richardson Eminent Scholar Emeritus. He has been a member of the University of Florida Department of Ophthalmology faculty since 1963. He has served national ophthalmology on the board of directors and as president of the American Academy of Ophthalmology (“AAO”) and later, president of the Foundation of the AAO. He has also been trustee and president of the Association for Research in Vision and Ophthalmology, and on the board of directors and chairman of the American Board of Ophthalmology.
CORPORATE GOVERNANCE
Corporate Governance Policy
We will regularly monitor developments in the area of corporate governance and review our processes and procedures in light of such developments. In those efforts, we review Federal laws affecting corporate governance, such as the Sarbanes-Oxley Act of 2002. In addition, in anticipation of our application to list our shares of common stock on the American Stock Exchange (the “AMEX”), we also review applicable rules of the AMEX.
Board of Directors Meetings
Our business, property and affairs are managed under the direction of our board of directors. Members of our board of directors are kept informed of our business through discussions with our Chairman and Chief Executive Officer, President, Chief Accounting Officer and other officers and employees, by reviewing materials provided to them and by participating in meetings of our board of directors and its committees.
Our board of directors met 14 times during 2006: 4 of which were at regularly scheduled meetings and 10 of which were at special meetings. During 2006, the committees of our board of directors held a total of 4 meetings. Each director attended at least 75% of the total number of meetings of the board of directors and each committee of the board on which such director served.
Independence Determination
Our board of directors will observe all applicable criteria for independence established by the AMEX and other governing laws and applicable regulations. No director is deemed to be independent unless our board of directors determines that the director has no relationship which would interfere with the exercise of independent judgment in carrying out his or her responsibilities as a director. Our board of directors has determined that the following directors are independent as determined by listing standards of the AMEX and other applicable regulations: Robert Baron, David A. Eichler, Richard A. Lerner, M.D., Michael Reich and Melvin L. Rubin, M.D.
In making this determination, the board of directors considered all relevant factors, including the fact that Michael Reich is the uncle of Samuel Reich, the Company’s Executive Vice President.
Standing Committees of the Board of Directors
Our board of directors maintains several standing committees, including an audit committee established in accordance with section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended (Exchange Act), a compensation committee, and a nominating and governance committee. These committees and their functions are described below. Our board of directors may also establish various other committees to assist it in its responsibilities.
Our board of directors has adopted a written charter for each of its standing committees. The full text of each charter is available on our website at http://www.opko.com.
The following table shows the current members (indicated by an “X” or “Chair”) of each of our standing board committees:

Corporate
Governance and
	Audit	Compensation	Nominating
Phillip Frost, M.D.	—	—	—
Jane H. Hsiao, Ph.D., MBA	—	—	—
Robert Baron	X	—	X
David A. Eichler	Chair	X	—
Richard A. Lerner, M.D.		Chair	X
John A. Paganelli	—	—	—
Michael Reich	X	—	—
Melvin L. Rubin, M.D.	—	X	Chair
Steven D. Rubin	—	—	—

Audit Committee
Our audit committee oversees our corporate accounting and financial reporting processes. Our audit committee:
•	evaluates the qualifications, independence and performance of our registered independent public accounting firm;

•	determines the engagement of our registered independent public accounting firm;

•	approves the retention of our registered independent public accounting firm to perform any proposed permissible non-audit services;

•	ensures the rotation of the partners of our registered independent public accounting firm on our engagement team as required by law;

•	reviews our systems of internal controls established for finance, accounting, legal compliance and ethics;

•	reviews our accounting and financial reporting processes;

•	provides for effective communication between our board of directors, our senior and financial management and our independent auditors;

•	discusses with management and our independent auditors the results of our annual audit and the review of our quarterly financial statements;

•	reviews the audits of our financial statements;

•	implements a pre-approval policy for certain audit and non-audit services performed by our registered independent public accounting firm; and

•	reviews and approves any related party transactions that we are involved in.
Our audit committee is comprised of Messrs. Eichler, Reich and Baron. Our board of directors has determined that Mr. Eichler is an “audit committee financial expert” as currently defined under the SEC’s rules implementing Section 407 of the Sarbanes-Oxley Act of 2002. We believe that the composition and functioning of our audit committee complies with all applicable requirements of the Sarbanes-Oxley Act of 2002, the AMEX and the SEC’s rules and regulations, including those regarding the independence of our audit committee members. We intend to comply with future requirements to the extent that they become applicable to us.
On April 25, 2007, the board of directors amended and restated the Company’s Audit Committee Charter.
Compensation Committee
Our compensation committee administers the compensation program for our executive officers. Our compensation committee reviews and either approves, on behalf of the board of directors, or recommends to the board of directors for approval, (i) annual salaries, bonuses, and other compensation for our executive officers, and (ii) individual equity awards for our employees and executive officers. Our compensation committee also oversees our compensation policies and practices.

Our compensation committee also performs the following functions related to executive compensation:
•	coordinates the board of directors’ role in establishing performance criteria for executive officers;

•	annually evaluates each of our executive officers’ performance;

•	reviews and approves the annual salary, bonus, stock options and other benefits, direct and indirect, of our executive officers, including our Chief Executive Officer;

•	reviews and recommends new executive compensation programs; · annually reviews the operation and efficacy of our executive compensation programs;

•	periodically reviews that executive compensation programs comport with the compensation committee’s stated compensation philosophy;

•	establishes and periodically reviews policies in the area of senior management perquisites;

•	reviews and recommends to the board of directors the appropriate structure and amount of compensation for our directors;

•	reviews and approves material changes in our employee benefit plans;

•	administers our equity compensation and employee stock purchase plans; and

•	reviews the adequacy of the compensation committee and its charter and recommends any proposed changes to the board of directors not less than annually.
In deciding upon the appropriate level of compensation for our executive officers, the compensation committee regularly reviews our compensation programs relative to our strategic objectives and emerging market practice and other changing business and market conditions. In addition, the compensation committee also takes into consideration the recommendations of our Chief Executive Officer concerning compensation actions for our other executive officers and any recommendations of compensation consultants. The primary role of consultants is to provide objective data, analysis and advice to the compensation committee. In providing data and recommendations to the compensation committee, our consultants work with our Chief Executive Officer and management to obtain information needed to carry out its assignments.
Our compensation committee is comprised of Dr. Rubin, Dr. Lerner and Mr. Eichler. We believe that the composition and functioning of our compensation committee complies with all applicable requirements of the Sarbanes-Oxley Act of 2002, the AMEX and the SEC’s rules and regulations, including those regarding the independence of our compensation committee members. We intend to comply with future requirements to the extent that they become applicable to us.
On April 25, 2007, the board of directors amended and restated the Company’s Compensation Committee Charter.
Corporate Governance and Nominating Committee
Our corporate governance and nominating committee’s responsibilities include the selection of potential candidates for our board of directors. It also makes recommendations to our board of directors concerning the structure and membership of the other board committees and considers director candidates recommended by others, including our Chief Executive Officer, other board members, third parties and shareholders. Our nominating and governance committee is comprised of Dr. Rubin, Dr. Lerner and Mr. Baron. We believe that the composition of our nominating and governance committee complies with any applicable requirements of the Sarbanes-Oxley Act of 2002, the AMEX and the SEC’s rules and regulations, including those regarding the independence of our nominating and governance committee members. We intend to comply with future requirements to the extent that they become applicable to us.
The corporate governance and nominating committee will identify director nominees through a combination of referrals, including by stockholders, existing members of the board of directors and management, and direct solicitations, where warranted. Once a candidate has been identified, the corporate governance and nominating committee reviews the individual’s experience and background, and may discuss the proposed nominee with the source of the recommendation. The corporate governance and nominating committee usually believes it to be appropriate for committee members to interview the proposed nominee before making a final determination whether to recommend the individual as a nominee to the entire board of directors to stand for election to the board of directors.
On April 25, 2007, the board of directors amended and restated the Company’s Corporate Governance and Nominating Committee Charter.
Director Nomination Process
The corporate governance and nominating committee will review annually and make recommendations to the board of directors regarding the appropriate qualifications, skills and experience expected of individual members and of the board of directors as a whole with the objective of having a board of directors with sound judgment and diverse backgrounds and experience to represent stockholder interests.
The corporate governance and nominating committee believes that nominees for election to the board of directors should possess sufficient business or financial experience and a willingness to devote the time and effort necessary to discharge the responsibilities of a director. This experience can include, but is not limited to, service on other boards of directors or active involvement with other boards of directors, experience in the industries in which the Company conducts its business, audit and financial expertise, clinical experience, operational experience, or a scientific or medical background. The corporate governance and nominating committee does not believe that nominees for election to the board of directors should be selected through mechanical application of specified criteria. Rather, the corporate governance and nominating committee believes that the qualifications and strengths of individuals should be considered in their totality with a view to nominating persons for election to the board of directors whose backgrounds, integrity, and personal characteristics indicate that they will make a positive contribution to the board of directors.
The corporate governance and nominating committee intends to identify candidates for election to the board of directors through the personal knowledge and experience of the members of the

Committee, through third-party recommendations, and, for so long as the Committee believes it appropriate, through a search firm selected by the corporate governance and nominating committee and compensated by the Company. Candidates will be evaluated based upon their backgrounds and interviews with members of the board of directors. The Committee does not plan to evaluate candidates identified by the corporate governance and nominating committee differently from those recommended by a stockholder or otherwise.
The corporate governance and nominating committee will consider director candidates recommended by stockholders. Stockholders who wish to recommend candidates for election to the board of directors must do so in writing. The recommendation should be sent to the Secretary of the Company, Adam Logal, Opko Health, Inc., 4400 Biscayne Boulevard, Suite 900, Miami, Florida 33137, who will forward the recommendation to the Committee. The recommendation must set forth (i) the name and address as they appear on the Company’s books of the stockholder making the recommendation and the class and number of shares of capital stock of the Company beneficially owned by such stockholder and (ii) the name of the candidate and all information relating to the candidate that is required to be disclosed in solicitations of proxies for election of directors under the federal proxy rules. The recommendation must be accompanied by the candidate’s written consent to being named in the Company’s proxy statement as a nominee for election to the board of directors and to serving as a director, if elected. Stockholders must also comply with all requirements of the Company’s by-laws with respect to nomination of persons for election to the board of directors.
Compensation Committee Interlocks and Insider Participation
The current members of our compensation committee are Dr. Rubin, Dr. Lerner and Mr. Eichler. None of these individuals was at any time since January 1, 2006 or at any time prior thereto an officer or employee of ours. In addition, none of our executive officers serves as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving as a member of our board of directors or compensation committee.
Stockholder Communications Policy
Stockholders may initiate in writing any communication with our board of directors or any individual director by sending the correspondence to our Secretary, Opko Health, Inc., 4400 Biscayne Blvd, Suite 900, Miami, Florida 33137, Attention: Adam Logal, Secretary. This centralized process assists our board of directors in reviewing and responding to stockholder communications in an appropriate manner.
Board Attendance at Annual Meetings of Stockholders
Although we encourage each member of our board of directors to attend our annual meetings of stockholders, we do not have a formal policy requiring the members of our board of directors to attend.
Code of Business Conduct and Ethics
On April 25, 2007, we adopted a Code of Business Conduct and Ethics. We require all employees, including our principal executive officer and principal accounting officer and other senior officers and our employee directors, to read and to adhere to the Code of Business Conduct and Ethics in discharging their work-related responsibilities. Employees are required to report any conduct that they believe in good faith to be an actual or apparent violation of the Code of Business Conduct and Ethics. The Code of Business Conduct and Ethics is available on our website at http://www.opko.com.
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s directors and executive officers, and persons who own more than ten percent of a registered class of the Company’s equity securities, to file with the United Stated Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.
To the Company’s knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, during fiscal year 2006, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent stockholders were complied with by the Company’s directors and executive officers, and ten percent stockholders.
Item 11. Executive Compensation.
Compensation Discussion and Analysis
The primary goals of our board of directors with respect to executive compensation will be to attract and retain talented and dedicated executives, to tie annual and long-term cash and stock incentives to achievement of specified performance objectives, and to create incentives which will result in stockholder value creation. To achieve these goals, we have formed a compensation committee to recommend executive compensation packages to our board of directors that are generally based on a mix of salary, discretionary bonus and equity awards. Although we have not adopted any formal guidelines for allocating total compensation between equity compensation and cash compensation, we intend to implement and maintain compensation plans that tie a substantial portion of our executives’ overall compensation to achievement of corporate goals.
Benchmarking of Cash and Equity Compensation
We have not retained a compensation consultant to review our policies and procedures with respect to executive compensation. We have, in the past, conducted an annual benchmark review of the aggregate level of our executive compensation, as well as the mix of elements used to compensate our executive officers. This review is based on a survey of executive compensation paid by peer companies in the pharmaceutical industry of similar size and stage of development. In addition, we have historically taken into account input from other independent members of our board of directors and publicly available data relating to the compensation practices and policies of other companies within and outside our industry.

We may retain the services of third-party executive compensation specialists from time to time in connection with the establishment of cash and equity compensation and related policies.
Elements of Compensation
We will evaluate individual executive performance with a goal of setting compensation at levels the board or any applicable committee thereof believes are comparable with executives in other companies of similar size and stage of development while taking into account our relative performance and our own strategic goals. The compensation received by our executive officers consists of the following elements:
Base Salary. Base salaries for our executives are established based on the scope of their responsibilities and individual experience, taking into account competitive market compensation paid by other companies for similar positions within the pharmaceutical industry. The table below sets forth the base salary for our Named Executive Officers:

		Base Salary
Name	Principal Position	2005	2006	2007

Phillip Frost, M.D.	Chairman and Chief Executive Officer	—	—	—

Adam Logal	Executive Director of Finance, Chief Accounting Officer, Treasurer and Secretary	—	—	$140,000

Dale Pfost, PhD	President	$265,000	$280,000	$325,000

Samuel Reich	Executive Vice President	$156,925	$172,000	$210,000

Denis O’Shaughnessy	Senior Vice President of Clinical Development	—	—	$265,000
Discretionary Annual Bonus. In addition to base salaries, our compensation committee has the authority to award discretionary annual bonuses to our executive officers. The annual incentive bonuses are intended to compensate officers for achieving corporate goals and value-creating milestones. Each executive officer is eligible for a discretionary annual bonus up to an amount equal to a specified percentage of such executive officer’s salary.
2006 Cash Incentive Plan Compensation

		Actual	Target
		Bonus as	Payout as a
		Percentage	Percentage	Target
		of Base	of Base	Bonus
Name	Actual Bonus Award	Salary	Salary	Award

Phillip Frost, M.D.	Chairman and Chief Executive Officer	—	—	—

Adam Logal	Executive Director of Finance, Chief Accounting Officer, Treasurer and Secretary	—	—	—

Dale Pfost, PhD	President	21%	30%	$60,000

Samuel Reich	Executive Vice President	23%	30%	$40,000

Denis O’Shaughnessy	Senior Vice President of Clinical Development	—	—	—

Long-Term Incentive Program. We believe that long-term performance is achieved through an ownership culture that encourages such performance by our executive officers through the use of stock and stock-based awards. We believe that the use of equity and equity-based awards offers the best approach to achieving our compensation goals. We have not adopted formal stock ownership guidelines.
Severance and Change-in-Control Benefits. Certain of our named executive officers are entitled to certain severance and change of control benefits, the terms of which are described below under “—Employment Agreements and Change in Control Arrangements.” We believe these severance and change-in-control benefits are an essential element of our executive compensation package and assist us in recruiting and retaining talented individuals.
Restricted Stock Grants or Awards. We did not grant any restricted stock or restricted stock awards pursuant to our equity benefit plans to any of our executive officers in the year ended December 31, 2006. However, our compensation committee, in its discretion, may in the future elect to make such grants to our executive officers if it deems it advisable.
Other Compensation. We intend to continue to maintain the current benefits and perquisites for our executive officers; however, our compensation committee, in its discretion, may in the future revise, amend or add to the benefits and perquisites of any executive officer if it deems it advisable. The material terms of our employment agreements with our named executive officers are described below under “—Employment Agreements and Change in Control Arrangements.”
Summary Compensation Table
The following table sets forth a summary for the fiscal year ended December 31, 2006 of the cash and non-cash compensation awarded, paid or accrued by the Company to our Named Executive Officers.

				Stock	Option	All Other
		Salary	Bonus	Award(s)	Award(s)	Compensation	Total
Name and Principal Position	Year	($)	($)	($)	($)	($)	($)
John A. Paganelli (1)	2006	25,000	—	—	810	$75,000 (2)	100,810
Interim Chief Executive Officer

Phillip Frost, M.D. (3)	2006	—	—	—	—	—	—
Chief Executive Officer

Dale Pfost, Ph.D.	2006	280,000	84,000	—	359,982	—	723,982
President (4)

Adam Logal	2006	—	—	—	—	—	—
Executive Director of Finance and Chief Accounting Officer, Treasurer and Secretary (5)

Samuel J. Reich	2006	172,000	51,600	—	193,470	—	417,070
Executive Vice President (6)

Denis O’Shaughnessy (7) (8)	2006	47,702	45,520	—	21,564	—	114,786
Senior Vice President of Clinical Development

(1)	Mr. Paganelli served as the Company’s interim Chief Executive Officer from June 29, 2005 and he resigned from this position upon the consummation of the Acquisition.

(2)	Includes $75,000 of director fees for Mr. Paganelli.

(3)	Dr. Frost became the Company’s Chief Executive Officer upon consummation of the Acquisition.

(4)	Dr. Pfost served as the President and Chief Executive Officer of Acuity prior to the Acquisition and was appointed to be the Company’s President on March 29, 2007.

(5)	Mr. Logal served as the Executive Director of Finance and Chief Accounting Officer of Acuity prior to the Acquisition and was appointed to be the Company’s Executive Director of Finance, Chief Accounting Officer and Treasurer on March 29, 2007.

(6)	Samuel Reich served as the Executive Vice President of Acuity prior to the Acquisition and was appointed to be the Company’s Executive Vice President on March 29, 2007.

(7)	Dr. O’Shaughnessy served as the Senior Vice President of Clinical Development of Acuity prior to the Acquisition and was appointed to be the Company’s Senior Vice President of Clinical Development on March 29, 2007.

(8)	Dr. O’Shaughnessy commenced employment with Acuity on November 13, 2006.
Grants of Plan-Based Awards in 2006
The following table presents information concerning grants of plan-based awards to each of the named executive officers during the year ended December 31, 2006. The exercise price per share of each option granted to our named executive officers was equal to the fair market value of our common stock, as determined by our compensation committee on the date of the grant.

Grant Date
		Number of Securities	Exercise Price	Fair Value of
Name	Grant Date	Underlying Options	Per Share	Option Awards (1)
Phillip Frost, M.D.	—	—	—	—
Dale Pfost, Ph.D.	—	—	—	—
John A. Paganelli	1/3/2006	5,000	$0.41	$205
	4/3/2006	5,000	$0.41	$205
	7/3/2006	5,000	$0.41	$205
Adam Logal	—	—	—	—
Samuel J. Reich	—	—	—	—
Denis O’Shaughnessy	—	—	—	—

(1)	Amounts reflect the total fair value of stock options granted in 2006, calculated in accordance with SFAS No. 123(R).

Outstanding Equity Awards at Fiscal Year-End
The following table sets forth information with respect to the Named Executive Officers concerning equity awards granted by the Company as of December 31, 2006.

	Option Awards					Stock Awards
	Number of		Number of			Number of	Market Value
	Securities		Securities			Shares or Units	of Shares or
	Underlying		Underlying			of Stock That	Units of
	Unexercised		Unexercised	Option	Option	Have Not	Stock That
	Options (#)		Options (#)	Exercise	Expiration	Vested	Have Not
Name	Exercisable (1)		Unexercisable	Price ($)	Date	(#)	Vested ($)
Phillip Frost, M.D.	—		—	—	—	—	—
Dale Pfost, Ph.D.	77,841		233,524	0.05	01/01/2016	—	—
	90,815		220,550	0.05	11/01/2015	—	—
	608,138		689,223	0.04	02/15/2015	—	—
	225,740		—	0.04	09/24/2014	—	—
	323,042	(2)	107,680	0.04	12/11/2013	—	—
John A. Paganelli	5,000	(2)	—	0.41	07/03/2016	—	—
	5,000	(2)	—	0.41	04/03/2016	—	—
	5,000	(2)	—	0.41	01/03/2016	—	—
	5,000	(2)	—	$0.45	10/4/2015	—	—
	5,000	(2)	—	$0.42	7/1/2015	—	—
	5,000	(2)	—	$0.40	4/1/2015	—	—
	5,000	(2)	—	$0.32	1/3/2015	—	—
	5,000	(2)	—	$0.67	10/1/2014	—	—
	5,000	(2)	—	$0.71	7/1/2014	—	—
	10,000	(2)	—	$0.89	4/27/2014	—	—
Adam Logal	—		—	—	—	—	—
Samuel J. Reich	71,920		215,766	0.05	01/01/2016	—	—
	83,907		203,778	0.05	11/01/2015	—	—
	214,063		242,605	0.04	02/15/2015	—	—
	131,360		102,169	0.04	09/21/2014	—	—
	194,603		64,867	0.04	12/11/2013	—	—
Denis O’Shaughnessy	32,433		745,980	0.06	10/23/2016
	259,471	(2)	—	0.06	10/23/2016

(1)	Except as noted below, all options vest in 48 equal monthly installments beginning on the date of grant.

(2)	This option was fully vested on the grant date.
Director Compensation
The following table sets forth information with respect to compensation of directors of the Company during fiscal year 2006.

					Nonqualified
	Fees Earned			Non-Equity	Deferred
	or Paid in		Option	Incentive Plan	Compensation	All Other
	Cash	Stock Award	Awards	Compensation	Earnings	Compensation	Total
Name	($)	($)	($)	($)	($)	($)	($)
Robert Baron	50,000	—	810	—	—	—	50,810
David A, Eichler	—	—	13,815	—	—	—	13,815
Michael Reich (1)	—	—	46,960	—	—	—	46,960
Steven D. Rubin	—	—	—	—	—	—	—
Jane H. Hsiao, Ph.D.	—	—	—	—	—	—	—
John Paganelli	25,000		810			$75,000	100,810
Richard Lerner, MD	—	—	—	—	—	—	—
Melvin Rubin, MD	—	—	—	—	—	—	—

(1)	At December 31, 1006, Michael Reich had outstanding options to purchase 291,644 shares of our Common Stock.
We are currently considering compensation policies for directors of the Company. In the future, we may adopt a policy of paying independent directors an annual retainer and a fee for attendance at board and committee meetings. We anticipate reimbursing each director for reasonable travel expenses related to such director’s attendance at board of directors and committee meetings.

Employment Agreements and Change in Control Arrangements
Dale R. Pfost, Ph.D. We are employing Dale R. Pfost as our President. Under his employment agreement, Dr. Pfost receives an annual base salary, subject to increases upon an annual review by our board of directors. Dr. Pfost’s current salary is $325,000. The agreement provides for a discretionary annual bonus based on Dr. Pfost’s performance and our business results as determined by our board of directors. Under the agreement, either we or Dr. Pfost may terminate his employment at any time, subject to continuation of salary payment and benefits for 12 months if we terminate Dr. Pfost’s employment without cause, if Dr. Pfost terminates his employment for good reason or if we give Dr. Pfost notice of our intent not to renew the agreement after the initial year of his employment with the Company. The employment period will automatically be extended for one additional year unless either the Company or Dr. Pfost shall have given to the other party written notice of non-extension at least sixty (60) days prior to such anniversary. We have agreed to grant Dr. Pfost an option to purchase 300,000 shares of our common stock upon the implementation of our 2007 Equity Incentive Plan.
Samuel J. Reich. We are employing Samuel J. Reich as our Executive Vice President. Under his employment agreement, Mr. Reich receives an annual base salary, subject to increases upon an annual review by our board of directors. Mr. Reich’s current salary is $210,000. The agreement provides for a discretionary annual bonus based on Mr. Reich’s performance and our business results as determined by our board of directors. Under the agreement, either we or Mr. Reich may terminate his employment at any time, subject to continuation of salary payment and benefits for 12 months if we terminate Mr. Reich’s employment without cause, if Mr. Reich terminates his employment for good reason or if we give Mr. Reich notice of our intent not to renew the agreement after the initial year of his employment with the Company. The employment period will automatically be extended for one additional year unless either the Company or Mr. Reich shall have given to the other party written notice of non-extension at least thirty (30) days prior to such anniversary. We have agreed to grant Mr. Reich an option to purchase 500,000 shares of our common stock upon the implementation of our 2007 Equity Incentive Plan.
Denis O’Shaughnessy, Ph.D. We are employing Dr. O’Shaughnessy as our Senior Vice President of Clinical Development. We have entered into a severance agreement with Dr. O’Shaughnessy which provides that if we terminate his employment without cause during his first year of employment, we are obligated to pay him severance equal to three months salary following termination. The severance period increases by three months after each year of employment up to twelve months. We have also agreed to continue vesting of his options during the applicable severance period.
Adam Logal. We are employing Adam Logal as our Executive Director of Finance, Chief Accounting Officer, Treasurer and Secretary. We have agreed to enter into a severance agreement with Mr. Logal to provide that: Mr. Logal will receive four months of paid salary and continued benefits if he is terminated without cause or he terminates his employment for “good reason.” Upon such termination, we have agreed to accelerate the vesting of all unvested stock options granted to Mr. Logal in connection with the commencement of his employment.

If we terminated our named executive officers without cause or they resigned for good reason on December 31, 2006, we would have to make the payments set forth in the following chart:

	Cash Payments upon Termination
	without Cause or Resignation for
Name and Principal Position	Good Reason	Vesting of Stock Options
John A. Paganelli (1) Interim Chief Executive Officer	None	None
Phillip Frost, M.D. Chief Executive Officer	None	None
Adam Logal (2) Executive Director of Finance and Chief Accounting Officer, Treasurer and Secretary	None	None
Dale Pfost, Ph.D. President	$280,000	587,702
Samuel J. Reich Executive Vice President	$210,000	376,394
Denis O’Shaughnessy Senior Vice President of Clinical Development	$88,333	48,650

(1)	Mr. Paganelli served as the Company’s interim Chief Executive Officer from June 29, 2005 and he resigned from this position upon the consummation of the Acquisition.

(2)	Mr. Logal joined the Company on March 15, 2007.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The following table sets forth certain information, as of April 20, 2007, with respect to the beneficial ownership of our common stock by: (i) each stockholder known by us to be the beneficial owner of more than 5% of our common stock; (ii) each director or director nominee; (iii) each executive officer named in the Summary Compensation Table under “Executive Officers and Executive Compensation” in this Proxy Statement; and (iv) all current executive officers and directors as a group.
Beneficial ownership is determined in accordance with the rules of the SEC. Shares of our common stock subject to options or warrants currently exercisable or exercisable within 60 days of April 20, 2007 are deemed to be outstanding for calculating the percentage of outstanding shares of the person holding those options or warrants, but are not deemed outstanding for calculating the percentage of any other person. Percentage of beneficial ownership is based upon 113,116,350 shares of our common stock outstanding as of April 20, 2007.
Security Ownership of Certain Beneficial Owners

				Percentage of
				Common Shares
				Assuming
			Percentage	Conversion of all
			Of	Outstanding
			Outstanding	Series C Preferred
Title of	Name and Address or	Number of	Common	Stock into
Class	Beneficial Owner	Shares	Shares	Common Stock
Common Stock	The Frost Group, LLC (1)
	4400 Biscayne Blvd.
	Suite 1500
	Miami, Florida 33137	20,286,704	17.20%	12.39%

Common Stock	Frost Gamma Investments Trust(2)
	4400 Biscayne Blvd.
	Suite 1500
	Miami, Florida 33137	66,047,216	54.60%	39.61%

Common Stock	Johnson and Johnson Development
	Corporation(3)
	One Johnson & Johnson Plaza
	New Brunswick, NJ 08933	16,125,774	12.48%	9.95%

Common Stock	Psilos Group Partners II-S(4)
	625 Avenue of the Americas
	4th Floor
	New York, NY 10011	11,340,501	9.11%	7.04%

Common Stock	OZ Master Fund, Ltd. (OZMD)(5)
	9 W. 57th Street, 39th Floor
	New York, NY 10019	9,553,586	7.79%	5.95%

(1)	The Frost Group, LLC holds 15,490,546 shares of the Company’s common stock and warrants to purchase 6,487 shares of the Company’s Series C Preferred Stock, convertible into 648,700 shares of the Company’s common stock. The Frost Group, LLC also holds warrants to purchase 4,147,458 shares of the Company’s common stock.

(2)	The Frost Gamma Investments Trust holds 36,518,923 shares of the Company’s common stock and warrants to purchase 9,241,589 shares of common stock. The number of shares included above also includes 15,490,546 shares of common stock, warrants to purchase 4,147,458 shares of common stock and warrants to purchase 6,487 shares of the Company’s Series C preferred stock, convertible into 648,700 shares of the Company’s common stock, owned directly by The Frost Group, LLC. Frost Gamma Investments Trust is a principal member of The Frost Group, LLC. Frost Gamma Investments Trust disclaims beneficial ownership of these shares of common stock, except to the extent of any pecuniary interest therein.

(3)	Johnson and Johnson Development Corporation holds 129,736 shares of the Company’s Series C preferred stock, convertible into 12,973,600 shares of the Company’s common stock. Johnson and Johnson Development Corporation also holds warrants to purchase 2,949,141 shares of the Company’s common stock and options to purchase 203,033 shares of the Company’s common stock that are exercisable as of April 20, 2007 or will become exercisable on or before June 20, 2007.

(4)	Psilos Group Partners II-S holds 90,815 shares of the Company’s Series C preferred stock, convertible into 9,081,500 shares of the Company’s common stock. Psilos Group Partners II S also holds warrants to purchase 2,064,399 shares of the Company’s common stock and options to purchase 194,602 shares of the Company’s common stock that are exercisable as of April 20, 2007 or will become exercisable on or before June 20, 2007.

(5)	OZ Master Fund, Ltd. holds 77,841 shares of the Company’s Series C preferred stock, convertible into 7,784,100 shares of the Company’s common stock. OZ Master Fund, Ltd. also holds warrants to purchase 1,769,486 shares of the Company’s common stock that are exercisable as of April 20, 2007.
Security Ownership of Directors and Named Executive Officers

					Percentage of
					Common
					Shares
					Assuming
					Conversion of
					all
					Outstanding
					Series C
					Preferred
		Number of		Percentage of	Stock into
Title of	Name of	Outstanding Shares		Outstanding	Common
Class	Beneficial Owner	Beneficially Owned		Common Shares	Stock
Common Stock	Phillip Frost, M.D.	66,047,216	(1)	54.60%	39.61%
Common Stock	Jane H. Hsiao, Ph.D., MBA	14,540,724	(2)	12.53%	8.99%
Common Stock	David Eichler	11,340,501	(3)	9.11%	7.04%
Common Stock	Steven D. Rubin	5,132,021	(4)	4.50%	3.21%
Common Stock	Dale Pfost, Ph.D.	4,854,113	(5)	4.17%	3.01%
Common Stock	Samuel Reich	1,400,439	(6)	1.23%	0.88%
Common Stock	Michael Reich	649,145	(7)	*	*
Common Stock	Denis O’Shaughnessy, Ph.D.	440,127	(8)	*	*
Common Stock	Robert Baron	121,800	(9)	*	*
Common Stock	John A. Paganelli	155,000	(10)	*	*
Common Stock	Adam Logal	16,216	(11)	*	*
Common Stock	Richard A. Lerner, M.D.	—		—	—
Common Stock	Melvin L. Rubin, M.D.	—		—	—
Common Stock	All Executive Officers
	and Directors as a group
	(12 persons)	104,451,240		87.36%	63.60%

*	less than 1%.

(1)	The number of shares beneficially owned by Dr. Frost includes shares of common stock and warrants to purchase shares of common stock held by or beneficially owned by Frost Gamma Investments Trust, of which Frost Gamma Limited Partnership is the sole and exclusive beneficiary. Dr. Frost is one of two limited partners of Frost Gamma, L.P. The general partner of Frost Gamma, L.P. is Frost Gamma, Inc. and the sole shareholder of Frost Gamma, Inc. is Frost-Nevada Corporation. Dr. Frost is also the sole shareholder of Frost-Nevada Corporation. The Frost Gamma Investments Trust holds 36,518,923 shares of the Company’s common stock and warrants to purchase 9,241,589 shares of common stock. The number of shares included above also includes 15,490,546 shares of common stock, warrants to purchase 4,147,458 shares of common stock and warrants to purchase 6,487 shares of the Company’s Series C preferred stock, convertible into 648,700 shares of the Company’s common stock, owned directly by The Frost Group, LLC. Frost Gamma Investments Trust disclaims beneficial ownership of these shares of common stock, except to the extent of any pecuniary interest therein.

(2)	Dr. Hsiao is a member of The Frost Group, LLC. Dr. Hsiao disclaims beneficial ownership of the securities held by The Frost Group, except to the extent of her pecuniary interest therein.

(3)	Includes 11,145,899 shares and warrants and 138,384 options that are exercisable as of April 20, 2007 or will become exercisable on or before June 20, 2007 and which are held by Psilos Group Partners II-S, an entity with which Mr. Eichler is affiliated. Mr. Eichler disclaims beneficial ownership of all such shares, warrants and options.

(4)	Mr. Rubin is a member of The Frost Group, LLC. Mr. Rubin disclaims beneficial ownership of the securities held by The Frost Group, except to the extent of his pecuniary interest therein.

(5)	Includes 1,644,828 shares which are the subject of stock options that are exercisable as of April 20, 2007 or will become exercisable on or before June 20, 2007.

(6)	Includes 864,868 shares which are the subject of stock options that are exercisable as of April 20, 2007 or will become exercisable on or before June 20, 2007. Excludes 330,254 shares beneficially owned by Ilana K. Reich, of which Mr. Samuel J. Reich disclaims beneficial ownership.

(7)	Includes 256,875 shares which are the subject of stock options that are exercisable as of April 20, 2007 or will become exercisable on or before June 20, 2007.

(8)	Includes 440,127 shares which are the subject of stock options that are exercisable as of April 20, 2007 or will become exercisable on or before June 20, 2007.

(9)	Includes 55,000 shares which are the subject of stock options that are exercisable as of April 20, 2007 or will become exercisable on or before June 20, 2007.

(10)	Includes 55,000 shares which are the subject of stock options that are exercisable as of April 20, 2007 or will become exercisable on or before June 20, 2007.

(11)	Includes 16,216 shares which are the subject of stock options that are exercisable as of April 20, 2007 or will become exercisable on or before June 20, 2007.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.
Review and Approval of Related Person Transactions.
We review all relationships and transactions in which the company and our directors and executive officers or their immediate family members are participants to determine whether such persons have a direct or indirect material interest. The company’s legal staff is primarily responsible for the development and implementation of processes and controls to obtain information from the directors and executive officers with respect to related person transactions and for then determining, based on the facts and circumstances, whether the company or a related person has a direct or indirect material interest in the transaction. As required under SEC rules, transactions that are determined to be directly or indirectly material to the company or a related person are disclosed in the company’s proxy statement. In addition, the audit committee reviews and approves or ratifies any related person transaction that is required to be disclosed.

Jane H. Hsiao and Steven D. Rubin, two of our directors, and a trust controlled by Dr. Phillip Frost, our Chief Executive Officer and Chairman of the board of directors are members of The Frost Group, LLC, an entity which controls approximately 13.3% of our outstanding voting securities. Furthermore, the trust that is a member of the Frost Group owns 39% of our outstanding voting securities and 55.16% of our outstanding common stock. We are parties to a credit agreement with the Frost Group under which we have access to a line of credit with available borrowings of $12.0 million. To date, $4.0 million has been drawn under the line of credit by Acuity prior to the Acquisition and the obligation to repay this amount was assumed by us as a result of the Acquisition. We are obligated to pay interest at a 10% annual rate on the borrowings on the line of credit. In connection with the entering into the line of credit, we have granted 4,000,000 warrants to purchase shares of common stock to The Frost Group, LLC.
Our principal corporate office is now located at 4400 Biscayne Blvd, Suite 900, Miami, Florida. We rent this space from Frost Real Estate Holdings, LLC, which is a company controlled by Dr. Phillip Frost, our chief executive officer and chairman.
We have an office located at 1250 Pittsford-Victor Road, Building 200, Suite 280, Pittsford, New York 14534 that consists of approximately 500 square feet of office space. The Company sublets this office space from RFG Associates, a general partnership in which John A. Paganelli, a director of the Company, is a partner. Monthly rent is $625 and the sublease may be terminated by either party upon thirty (30) days notice. We have provided notice of our intention to terminate this lease at the end of May 2007.
Michael Reich, a director of the Company, is the uncle of Samuel J. Reich, the Company’s Executive Vice President.
The Board uses the standards set forth in rules promulgated by the American Stock Exchange in determining the independence of each member of its Audit Committee, its Compensation Committee and its Corporate Governance and Nominating Committee. Applying these standards, the Board has determined that all members of the Company’s Audit Committee, Compensation Committee and Corporate Governance and Nominating Committee are each “independent” as defined by the applicable rules of the American Stock Exchange and the Securities and Exchange Commission.
Our Board of Directors affirmatively determines the independence of each director and nominee for election as a director using the standards set forth in rules promulgated by American Stock Exchange for determining the independence of a director, including the consideration of any relationship which, in the opinion of the Board, would interfere with the exercise of independent judgment in carrying out the director’s responsibilities as a member of the Board. During the Board’s annual review of director independence, the Board determined that other Dr. Rubin, Dr. Lerner, Mr. Baron, Mr. Eichler and Mr. Reich are “independent” directors.

Item 14.	Principal Accountant Fees and Services.
Audit Fees
Our principal accountants billed us an aggregate of $55,500 and $29,000 in fees and expenses for professional services rendered in connection with the audits of our financial statements for the calendar years ended December 31, 2006 and 2005, respectively, and reviews of the financial statements included in our quarterly reports on Form 10-Q during such calendar years.
Audit Related Fees
Our principal accountants billed us an aggregate of $11,000 and $23,000 in audit related fees for due diligence for the calendar years ended December 31, 2006 and 2005, respectively.
Tax Fees
Our principal accountants billed us an aggregate of $4,000 and $15,000 in fees and expenses for tax compliance, tax advice and tax planning during calendar years ended December 31, 2006 and 2005, respectively.
All Other Fees
Our principal accountants did not bill us any additional fees that are not disclosed under audit fees, audit related fees or tax fees in each of the last two calendar years.
Audit Committee Policy for Pre-approval of Independent Auditor Services
The audit committee of the board of directors is required to pre-approve all audit and non-audit services provided by the Company’s independent auditors in order to assure that the provision of such services does not impair the auditor’s independence. The audit committee has established a policy regarding pre-approval of permissible audit, audit-related and other services provided by the independent auditors, which services are periodically reviewed and revised by the audit committee. Unless a type of service has received general pre-approval under the policy, the service will require specific approval by the audit committee. The policy also includes pre-approved fee levels for specified services, and any proposed service exceeding the established fee level must be specifically approved by the Committee.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.
(a)   (1) Financial Statements
Incorporated by reference to eXegenics’ Annual Report on Form 10-K for the year ended December 31, 2006, filed on March 22, 2007, and the Index on page F-1 thereto.
     (2) Financial Statement Schedules
The other financial statement schedules required by this item have been omitted since they are either not required, not applicable or the information is otherwise included in the financial statements incorporated herein by reference.
     (3) Exhibits
The exhibits listed on the accompanying index to exhibits immediately following the financial statements are filed as part of, or hereby incorporated by reference into, this Form 10-K/A.

SIGNATURES
Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXEGENICS INC.
	By:	/s/ Adam Logal
Adam Logal
Date: April 30, 2007		Executive Director of Finance, Chief Accounting Officer, Treasurer and Secretary

Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the 30 day of April, 2007.

Signatures	Title

/s/ Phillip Frost, M.D. Phillip Frost, M.D.	Chairman of the Board Chief Executive Officer (Principal Executive Officer)

/s/ Adam Logal Adam Logal	Executive Director of Finance, Chief Accounting Officer, Treasurer & Secretary (Principal Accounting Officer)

/s/ John A. Paganelli John A. Paganelli	Director

/s/ David A. Eichler David A. Eichler	Director

/s/ Michael Reich Michael Reich	Director

/s/ Jane H. Hsiao, Ph.D., MBA Jane H. Hsiao, Ph.D., MBA	Director

/s/ Steven D. Rubin Steven D. Rubin	Director

/s/ Robert Baron Robert Baron	Director

/s/ Richard A. Lerner, M.D. Richard A. Lerner, M.D.	Director

/s/ Melvin L. Rubin, M.D. Melvin L. Rubin, M.D.	Director

INDEX OF EXHIBITS

3.1 (i)	—	Certificate of Amendment of the Certificate of Incorporation of eXegenics Inc., filed with the Delaware Secretary State on February 8, 2007 (Filed herewith).

3.1(ii)	—
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