Form 10-Q
period 2007-03-31
eXegenics Inc
filed 2007-05-16
CIK 944809

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007.
OR
☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to ____.
Commission file number 000-27748
eXegenics Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	75-2402409

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
4400 Biscayne Blvd., Suite 900
Miami, FL 33137
(Address of Principal Executive Offices)
(305) 575-6015
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
Large accelerated filer___Accelerated filer___Nonaccelerated filer ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):
YES ☐ NO ☒
As of May 9, 2007, the registrant had 36,640,830 shares of common stock outstanding.

		Page(s)
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements:

	Condensed Consolidated Balance Sheets as of March 31, 2007 and December 31, 2006 (unaudited)	5

	Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2007 and the cumulative period from inception (June 23, 2006) to March 31, 2007 (unaudited)	6

	Condensed Consolidated Statements of Shareholders’ Equity for the cumulative period from inception (June 23, 2006) to March 31, 2007 (unaudited)	7

	Statements of Cash Flows for the Three Months ended March 31, 2007 and the cumulative period from inception (June 23, 2006) to March 31, 2007 (unaudited)	8

	Notes to Financial Statements	9

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	23

Item 4.	Controls and Procedures	23

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	23

Item 1A.	Risk Factors	23

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	23

Item 3.	Defaults Upon Senior Securities	24

Item 4.	Submission of Matters to a Vote of Security Holders	24

Item 5.	Other Information	24

Item 6.	Exhibits	24

Signatures		25

EX-31.1 Section 302 Certification of CEO
EX-31.2 Section 302 Certification of CFO
EX-32.1 Section 906 Certification of CEO
EX-32.2 Section 906 Certification of CFO

Exhibit Index

Exhibit 10.1*	Merger Agreement and Plan of Reorganization, dated March 27, 2007, by and among eXegenics Inc. a Delaware corporation (“eXegenics”), Acuity Pharmaceuticals, Inc., a Delaware corporation, Froptix Corporation, a Florida corporation e-Acquisition Company I-A, LLC, a Delaware limited liability company, which is a wholly owned subsidiary of eXegenics and e-Acquisition Company II-B, LLC, a Delaware limited liability company which is a wholly owned subsidiary of eXegenics.

Exhibit 10.2*	Credit Agreement, dated as of March 27, 2007, by and among eXegenics Inc., The Frost Group, LLC, and Acuity Pharmaceuticals, LLC.

Exhibit 10.3*	Amended and Restated Venture Loan and Security Agreement, dated as March 27, 2007, by and among Horizon Technology Funding Company LLC, Acuity Pharmaceuticals, LLC and eXegenics, Inc.

Exhibit 10.4*	Amended and Restated Subordination Agreement, dated as of March 27, 2007, by and among The Frost Group, LLC, Horizon Technology Funding Company LLC, Acuity Pharmaceuticals, LLC, and eXegenics Inc.

Exhibit 10.5*	Employment letter dated March 29, 2007, between Samuel J. Reich and eXegenics Inc.

Exhibit 31.1	Certification by Phillip Frost, MD, Chief Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities and Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended March 31, 2007.

Exhibit 31.2	Certification by Rao Uppaluri, Chief Financial Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities and Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended March 31, 2007.

Exhibit 32.1	Certification by Phillip Frost, MD, Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 907 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended March 31, 2007.

Exhibit 32.2	Certification by Rao Uppaluri, Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 907 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended March 31, 2007.

PART I. FINANCIAL INFORMATION
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
The statements set forth under the captions “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Risk Factors,” and other statements included elsewhere in this Quarterly Report on Form 10-Q, which are not historical, constitute “Forward Looking Statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding the expectations, beliefs, intentions or strategies for the future. When used in this report, the terms “anticipate,” “believe,” “estimate,” “expect” and “intend” and words or phrases of similar import, as they relate to our or our subsidiaries or our management, are intended to identify forward-looking statements. We intend that all forward-looking statements be subject to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are only predictions and reflect our views as of the date they are made with respect to future events and financial performance. Forward-looking statements are subject to many risks and uncertainties that could cause our actual results to differ materially from any future results expressed or implied by the forward-looking statements.
Examples of the risks and uncertainties include, but are not limited to the following:
•	the inherent risks and uncertainties in developing drugs and products of the type we are developing;

•	we are highly dependent on the success of our lead product candidate, bevasiranib, and we cannot give any assurance that it will receive regulatory approval or be successfully commercialized;

•	the results of previous clinical trials may not be predictive of future results, and our current and planned clinical trials may not satisfy the requirements of the FDA or other non-U.S. regulatory authorities;

•	delays in our preparation and filing of applications for regulatory approval;

•	delays in the approval or potential rejection of any applications we file with the FDA, or other health regulatory authorities;

•	any lack of progress of our research and development (including the results of clinical trials being conducted by us);

•	obtaining on a timely basis sufficient patient enrollment in our clinical trials;

•	the impact of development of competing therapies and/or technologies by other companies;

•	our ability to obtain additional financings required to fund our research programs;

•	the risk that we will not be able to develop a successful sales and marketing organization in a timely manner, if at all;

•	our ability to establish and maintain strategic license, collaboration and distribution arrangements and to manage our relationships with collaborators, distributors and partners;

•	as we evolve from a company primarily involved in development to a company also involved in commercialization, we may encounter difficulties in managing our growth and expanding our operations successfully;

•	potential product liability risks and risks of securing adequate levels of product liability and clinical trial insurance coverage;

•	the availability of reimbursement to patients from healthcare payors for procedures in which our products are used;

•	the possibility of infringing a third party’s patents or other intellectual property rights; and

•	the uncertainty of obtaining patents covering our products and processes and in successfully enforcing them against third parties.
In addition, companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in advanced clinical trials, even after obtaining promising earlier trial results. These and other risks and uncertainties are detailed in our Current Report on Form 8-K dated March 27, 2007 and described from time to time in our future reports filed with the Securities and Exchange Commission. We undertake no obligation to update, and we do not have a policy of updating or revising, these forward-looking statements.

Item 1. Financial Statements:
eXegenics Inc.
D/B/A Opko Health, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(A Development-Stage Company)
(in thousands except share data)

	March 31,	December 31,
	2007	2006
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$17,075	$116
Prepaid expenses and other current assets	313	—

Total current assets	17,388	116
Property and equipment	84	—

Total assets	$17,472	$116

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of notes payable	$2,612	$—
Accounts payable	1,642	95
Accrued expenses	1,670	—

Total current liabilities	5,924	95
Line of credit with a related party, net of unamortized discount of $475	3,525	—
Notes payable, net of amortized discount of $102	1,286	—

Total liabilities	10,735	95

Commitments and contingencies
Shareholders’ equity:
Series A Preferred stock — $0.01 par value, 4,000,000 shares authorized; 1,081,800 and 0 shares issued and outstanding (liquidation value of $2,704)	11	—
Series C Preferred Stock $0.01 par value, 500,000 shares authorized; 457,589 and 0 shares issued and outstanding (liquidation value of $35,234)	5	—
Common stock — $0.01 par value, 225,000,000 shares authorized; 113,218,000 and 61,775,000 shares issued and outstanding, respectively	1,132	618
Additional paid-in capital	256,410	279
Deficit accumulated during development stage	(250,821)	(876)

Total shareholders’ equity	6,737	21

Total liabilities and shareholders’ equity	$17,472	$116

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

eXegenics Inc.
D/B/A Opko Health, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(A Development-Stage Company)
(in thousands, except per share data)

		Period from
		June 23, 2006
	Three Months Ended	(inception) to
	March 31,	March 31,
	2007	2007
	(unaudited)
Revenue:	$—	$—

Operating expenses:
General and administrative	90	465
Research and development	6,072	6,580
Write-off of acquired in-process research and development	243,761	243,761

Total operating expenses	(249,923)	(250,806)

Operating loss	(249,923)	(250,806)
Other expense, net	(12)	(5)

Loss before income taxes	(249,935)	(250,811)
Income taxes	—	—

Net loss	(249,935)	(250,811)
Preferred stock dividend	(10)	(10)

Net loss attributable to common shareholders	$(249,945)	$(250,821)

Loss per share, basic and diluted	$(3.87)

Weighted average number of shares outstanding — basic and diluted	64,632,855

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

eXegenics Inc.
D/B/A Opko Health, Inc.
CONDENSED CONSOLIDATED STATEMENTS SHAREHOLDERS’ EQUITY
(A Development-Stage Company)
(in thousands except share data)
For the cumulative period from inception (June 23, 2006) to March 31, 2007 (unaudited)

	Series A Preferred		Series C Preferred				Additional
	Stock		Stock		Common Stock		Paid-In-	Accumulated
	Shares		Shares		Shares		Capital	Deficit	Total
Issuance of capital stock to founders of Froptix	—	$—	—	$—	61,775,000	$618	$20	$—	$638
Stock-based compensation expense	—	—	—	—	—	—	259	—	259
Net loss	—	—	—	—	—	—	—	(876)	(876)

Balance at December 31, 2006	—	—	—	—	61,775,000	618	279	(876)	21
Stock based compensation expense	—	—	—	—	—	—	6,035	—	6,035
Issuance of common and preferred stock and options and warrants for net monetary assets	1,081,800	11	—	—	36,606,000	366	15,626	—	16,003
Acquisition of Acuity Pharmaceuticals, Inc.	—	—	457,589	5	14,837,000	148	234,470	—	234,623
Preferred stock dividend	—	—	—	—	—	—	—	(10)	(10)
Net loss	—	—	—	—	—	—	—	(249,935)	(249,935)

Balance at March 31, 2007	1,081,800	$11	457,589	$5	113,218,000	$1,132	$256,410	$(250,821)	$6,737

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

eXegenics Inc.
D/B/A Opko Health, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(A Development-Stage Company)
(in thousands)

		Period from June 23, 2006
	Three Months Ended	(inception) to
	March 31,	March 31,
	2007	2007
	(unaudited)
Cash flows from operating activities:
Net loss	$(249,935)	$(250,811)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1	1
Write-off of in-process research and development	243,761	243,761
Amortization of debt discount related to notes payable	4	4
Stock compensation — employees and vendors	6,035	6,294
Changes in:
Prepaid expenses and other current assets	210	210
Accounts payable	(381)	(287)
Accrued expenses	(155)	(155)

Net cash (used in) operating activities	(460)	(983)

Cash flows from investing activity:
Cash acquired in asset acquisition	1,135	1,135

Net cash provided by investing activity	1,135	1,135

Cash flows from financing activities:
Issuance of common and preferred stock and options and warrants for cash	16,284	16,284
Proceeds from sale of capital stock, net	—	639

Net cash provided by financing activities	16,284	16,923

Net change in cash	16,959	17,075
Cash and cash equivalents at beginning of period	116	—

Cash and cash equivalents at end of period	$17,075	$17,075

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

eXegenics Inc.
D/B/A Opko Health, Inc.
NOTES TO FINANCIAL STATEMENTS
(A Development-Stage Company)
Note 1	Business and Organization

Through March 26, 2007, eXegenics, Inc., or eXegenics, was a public shell company whose assets consisted of cash and nominal other assets. On February 9, 2007, eXegenics completed the sale of 19,440,491 shares of its common stock for $8.0 million, constituting 51% of its issued and outstanding shares of capital stock on a fully diluted basis, to a small group of investors led by The Frost Group, LLC, or the Frost Group, a related party. The stock sale was made pursuant to the terms of a previously announced stock purchase agreement dated August 14, 2006, as amended as of November 30, 2006. The investors paid eXegenics an aggregate purchase price of $8.6 million at the closing. Of the $8.6 million which was paid, approximately $0.6 million was payable at March 31, 2007 to the group of investors led by the Frost Group. In connection with the above sale eXegenics also issued 100,000 shares of its common stock to two board members.

On March 27, 2007, pursuant to the terms of a Merger Agreement and Plan of Reorganization, Froptix Corporation, or Froptix, a development stage research and development company, controlled by the Frost Group, and Acuity Pharmaceuticals, Inc., or Acuity, a development stage research and development company and eXegenics were part of a three-way merger. Per that agreement, eXegenics issued new capital stock to acquire all of the issued and outstanding capital stock of Froptix and Acuity. Froptix was incorporated on June 23, 2006.

After the merger, eXegenics began doing business as Opko Health, Inc., or Opko, and intends to change its name as such. Opko and its wholly-owned subsidiaries (including Froptix and Acuity) are referred to as “We” or the “Company”.

The Company is engaged through its wholly-owned subsidiaries, in the development of innovative therapies for the treatment and prevention of ophthalmic disease. Our lead pharmaceutical product candidate in clinical development is bevasiranib for the treatment of wet age-related macular degeneration (“Wet AMD”). We are a Delaware corporation, headquartered in Miami, Florida with clinical operations in Morristown, New Jersey.

Froptix was the accounting acquirer in the three-way merger. The three-way merger has been accounted for as:
•	a reverse merger between Froptix and eXegenics (a public shell company). For accounting purposes Froptix has been treated as the continuing registrant. As a result, all post merger comparative historical financials statements filed by us will be those of Froptix. Further, Froptix’ historical shareholders’ equity prior to the merger has been retroactively restated (recapitalized) for the equivalent number of shares received in the reverse merger. Loss per share calculations have also been retroactively restated to give effect to the recapitalization for all periods presented. Lastly, the merger between Froptix and eXegenics has been accounted for as a capital transaction equivalent to the issuance of capital stock by Froptix for the net monetary assets of eXegenics.

•	The asset acquisition of Acuity by Froptix.
The Merger Agreement provided for the merger of Froptix with and into e-Acquisition Company I-A, LLC, with e-Acquisition Company
I-A, LLC surviving as our wholly-owned subsidiary (referred to as the “Froptix Merger”) and the merger of Acuity with and into
e-Acquisition Company II-B, LLC, with e-Acquisition Company II-B, LLC surviving as our wholly-owned subsidiary (referred to as the “Acuity Merger” and, with the Froptix Merger, the “Mergers”). In connection with the consummation of the Mergers (1) e-Acquisition Company I-A, LLC changed its name to Froptix, LLC, (2) e-Acquisition Company II-B, LLC changed its name to Acuity Pharmaceuticals, LLC and (3) eXegenics became the parent company of these two wholly-owned operating subsidiaries.

At the closing of the Mergers, the former shareholders of Froptix and Acuity received shares of our common stock and preferred stock as well as warrants to purchase our common stock in exchange for all of their shares of Froptix and Acuity.

As a result, at the closing of the Mergers, we issued (a) an aggregate of 61,775,000 shares of our common stock to the former holders of Froptix common stock, (b) an aggregate of 14,836,000 shares of our common stock to the former holders of Acuity common stock and Acuity Series A preferred stock, and (c) an aggregate of 457,589 shares of our Series C preferred stock, convertible into 45,758,900 shares of our common stock, to the former holders of Acuity Series B preferred stock. We also granted 21,144,128 warrants to purchase shares of our common stock to former shareholders of Froptix and Acuity. We also granted 15,810,063 options to purchase our common stock to former option holders of Froptix and Acuity.

Acuity Asset Acquisition. On March 27, 2007, the Company purchased Acuity’s assets in a stock for stock transaction. We valued our common stock issued to Acuity shareholders at the average closing price of the common stock on the date of acquisition and the two days prior to the transaction.

The following table summarizes the estimated fair value of the net assets acquired at the date of acquisition:

(in thousands)
Current assets (including cash of $1,135)	$1,350
Property and equipment	85
In-process research and development	243,761
Accounts payable and accrued expenses	(3,154)
Line of credit and term loan	(7,419)

Total purchase price	$234,623

The portion of the purchase price allocated to in-process research and development of $243.8 million was immediately expensed. The purchase price includes $1.5 million of costs incurred by eXegenics to acquire Acuity including $1.3 million of costs associated with the issuance of warrants to the Frost Group (See Note 4). The purchase consideration issued and the purchase price allocation are preliminary pending completion and review of related valuation procedures. As a result the amounts above are subject to change.

Treatment of Warrants and Options. In connection with the Mergers, we assumed the obligations under outstanding warrants previously granted by Acuity to purchase 1,247,271 shares of Acuity common stock and 325,000 shares of Acuity Series B preferred stock and, in connection therewith, we issued warrants to purchase 7,214,730 shares of our common stock and 16,866 shares of Series C preferred stock to such Acuity warrant holders, convertible into 1,686,600 shares of our common stock.

Immediately before the closing of the Mergers, Froptix had outstanding options to purchase 65 shares of Froptix common stock and Acuity had outstanding options to purchase 2,191,619 shares of Acuity common stock and options to purchase 141,000 shares of Acuity Series B preferred stock. Pursuant to the terms of the Merger Agreement, the Company assumed all of the outstanding obligations under such options and, accordingly, the Company anticipates issuing 15,810,063 shares of its common stock and 7,317 shares of its Series C preferred stock, convertible into 731,700 shares of our common stock, upon the exercise of such options in lieu of shares of common stock of Froptix or common stock and/or preferred shares of Acuity.

The following table includes the pro forma results of the combined companies as though the merger had been completed as of January 1, 2007.

		Pro forma
(in thousands, except per share amounts)	As reported	adjustments	Pro forma
Revenue	$—	$—	$—
Net loss	$(249,935)	$(6,792)	$(256,727)
Basic and diluted loss per share	$(3.87)	$(0.09)	$(3.26)
On January 11, 2007, the Frost Group extended a $7.0 million line of credit to Acuity. As part of the merger transaction on March 27, 2007, the Frost Group increased its line of credit to Acuity to $12 million and consented to the transfer of Acuity’s repayment obligation to eXegenics.

Note 2	Development Stage Risks and Liquidity

We have been in the development stage since inception and have not generated any revenues. We have not achieved profitable operations and we expect to incur substantial losses in future periods. Accordingly, the accompanying financial statements have been prepared using the accounting formats prescribed by SFAS No. 7 “Accounting and Reporting by Development Stage Enterprises.” The successful completion of our development program and our transition to commercial operations, if at all, is dependent upon obtaining necessary regulatory approvals from the United States Food and Drug Administration (“FDA”) prior to selling our products within the United States, and foreign regulatory approvals must be obtained to sell our products internationally. There can be no assurance that our products will receive regulatory approvals, and a substantial amount of time may pass before we achieve a level of sales adequate to support our operations, if at all. We will also incur substantial expenditures in connection with the development and regulatory approval process for our products and we will need to raise significant additional capital during the developmental period. Obtaining marketing approval will be directly dependent on our ability to implement the necessary regulatory steps required to obtain marketing approval in the United States and other countries and the success of our clinical trials. We cannot predict the outcome of these activities. Additionally, there is no assurance that profitable operations, if ever achieved, could be sustained on a continuing basis. In addition, development activities and clinical and preclinical testing and commercialization of our proprietary technology will require significant additional financing. Our deficit accumulated during the development stage through March 31, 2007 aggregated to $250.8 million, and we expect to incur substantial and increasing losses in future periods. Further, our future operations are dependent on, among other factors, the services of our employees and consultants, the success of our research, development, manufacture, and, ultimately, upon regulatory approval and market acceptance of our proposed future products.

Our future operations are dependent on the timely and successful completion of our ongoing research and development, the development of competitive therapies by other biotechnology and pharmaceutical companies, other treatment modalities for our targeted diseases, and ultimately, regulatory approval and market acceptance of our proposed future products.

We anticipate that we will require additional funding before the end of 2008. We plan to finance future operations with a combination of private placements; payments from potential strategic research and development, licensing and/or marketing arrangements; public offerings; debt financing; and revenues from future product sales, if any. We have not generated positive cash flows from operations, and there are no assurances that we will be successful in obtaining an adequate level of financing for the development and commercialization of our planned products. Our ability to continue as a going concern is dependent upon the infusion of addition capital in the future.

Note 3	Summary of Significant Accounting Policies

Basis of Presentation. The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. However, in the opinion of management, all adjustments (consisting of only normal recurring adjustments) considered necessary to present fairly the Company’s results of operations, financial position and cash flows have been made. The results of operations and cash flows for the three months ended March 31, 2007, are not necessarily indicative of the results of operations and cash flows that may be reported for the remainder of 2007 or for future periods. The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and the Notes to Consolidated Financial Statements included in our Current Report on Form 8-K filed as a result of the Merger on March 27, 2007. Refer to Note 1.

Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents. We consider all non-restrictive, highly liquid short-term investments purchased with an original maturity of three months or less to be cash equivalents.

Property and Equipment. Property and equipment are recorded at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets, generally five to ten years. Expenditures for repairs and maintenance are charged to expense as incurred, while betterments are capitalized.

Impairment of Long-Lived Assets. In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for Impairment or Disposal of Long-Lived Assets, long-lived assets, such as property and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, then an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. As of March 31, 2007, we believe that no revision of the remaining useful lives or write-down of long-lived assets is required.

Research and Development. Research and product development costs are charged to expense as incurred. We record expense for in-process research and development as those that had not reached technological feasibility and which had no alternative use.

Income Taxes. Income taxes are accounted for under the asset-and-liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and the respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date.

Loss Per Common Share. Basic and diluted loss per common share is based on the net loss increased by dividends on preferred stock divided by the weighted average number of common shares outstanding during the period. No effect has been given to outstanding options, warrants or convertible preferred stock in the diluted computation, as their effect would be antidilutive. As of March 31, 2007, we have 113,218,000 common shares outstanding, in addition, we have options, warrants and convertible preferred stock outstanding at March 31, 2007 that, if converted/exercised would result in 97,737,000 incremental shares of common stock being outstanding resulting in 210,995,000 potential common shares outstanding. The diluted loss per share does not include the weighted average impact of these securities of 4,925,631 for the three months ended March 31, 2007.

Share-Based Compensation. We follow the provisions of Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“Statement”) No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”), which requires that a company measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is recognized in the statement of operations over the period during which an employee is required to provide service in exchange for the award. SFAS 123R also requires that excess tax benefits, as defined, realized from the exercise of stock options be reported as a financing cash inflow rather than as a reduction of taxes paid in cash flow from operations. Refer to Note 5. Stock-based compensation arrangements to non-employees are accounted for in accordance with SFAS No. 123 and Emerging Issues Task Force Issue No. 96-18 (EITF 96-18), “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,” which requires that these equity instruments are recorded at their fair value on the measurement date. The measurement of stock-based compensation is subject to periodic adjustment as the underlying equity instruments vest.

Comprehensive Loss. Our comprehensive loss has no components other than net loss for all periods presented.

New accounting pronouncements: In July 2006, the Financial Accounting Standards Board, or FASB, issued Interpretation Number, or FIN, No. 48, Accounting for Uncertainty in Income Taxes, or FIN 48. FIN 48 applies to all tax positions within the scope of SFAS No. 109, applies a “more likely than not” threshold for tax benefit recognition, identifies a defined methodology for measuring benefits and increases the disclosure requirements for companies. FIN 48 is mandatory for years beginning after December 15, 2006; accordingly, we have adopted FIN 48 effective January 1, 2007. Refer to Note 6.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, or SFAS No. 157. SFAS No. 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and expands disclosures about fair value measurements. This Statement applies to other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. SFAS No. 157 is effective for fiscal years beginning after December 15, 2007. We plan to adopt SFAS No. 157 beginning in the first quarter of our 2008 fiscal year. We are currently evaluating the impact the adoption of SFAS No. 157 may have on our financial position and results of operations.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, or SFAS No. 159, which gives companies the option to measure eligible financial assets, financial liabilities and firm commitments at fair value (i.e., the fair value option), on an instrument-by-instrument basis, that are otherwise not permitted to be accounted for at fair value under other accounting standards. The election to use the fair value option is available when an entity first recognizes a financial asset or financial liability or upon entering into a firm commitment. Subsequent changes in fair value must be recorded in earnings. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We are in the process of evaluating the impact, if any, of adopting this pronouncement.

Note 4	Debt

On January 11, 2007, Acuity entered into an agreement with the Frost Group whereby the Frost Group provided a subordinated secured line of credit of up to $7.0 million to Acuity. The Frost Group members include a trust controlled by Dr. Phillip Frost, who is the Company’s Chief Executive Officer and Chairman of the board of directors, Dr. Jane H. Hsiao, who is the Vice Chairman of the board of directors and Chief Technical Officer, Steven D. Rubin who is Executive Vice President and a director of the Company and Rao Uppaluri who is the Chief Financial Officer of the Company. In exchange for entering into this agreement, Acuity agreed to grant to the Frost Group a warrant to purchase up to 125,000 shares of Acuity Series B Preferred Stock, par value $0.01 per share, for an exercise price of $2.00 per share and a warrant to purchase up to 15,625 shares of Acuity Common Stock, for an exercise price of $0.01 per share.

In connection with the consummation of the Mergers, we assumed the rights and obligations of Acuity under this line of credit. We also amended and restated this line of credit to provide additional available borrowing capacity. Under this amended and restated line of credit, the line of credit was increased to $12.0 million and we assumed Acuity’s existing obligation to repay $4.0 million outstanding under the prior line of credit. We are obligated to pay interest monthly on outstanding borrowings under the line of credit at a 10% annual rate, which is due on July 11, 2009. In connection with the assumption and amendment of the line of credit, the Company granted warrants to purchase 4,000,000 shares of eXegenics’ common stock to the Frost Group. The fair value of the warrants was determined to be $12.4 million using the Black-Scholes option valuation model. Because the issuance of the warrants and the increase in the line of credit were conditioned upon the completion of the Mergers, the value of the warrants has been allocated on a relative fair value basis to the cost of the Acuity acquisition ($1.3 million), the cost of the reverse merger between Froptix and eXegenics ($11.0 million) and debt commitment fee ($0.1 million).

We assumed the rights and obligations of Acuity’s $4.0 million term loan with Horizon Financial, Inc., in connection with the Mergers. The term loan bears interest at 12.23%, which is payable monthly commencing September 15, 2005. The principal is payable in 12 equal monthly installments commencing August 2007. Principal on the term loan matures as follows: $1.7 million during 2007 and $2.3 million during 2008. The term loan is collateralized by all personal property of Acuity, except intellectual property, and contains certain negative covenants that limit the payment of cash dividends, redemption of equity securities, changes in ownership, and the creation or extinguishment of debt. In connection with the issuance of the term note, Acuity issued warrants to purchase 200,000 shares of Series B preferred stock at $2.00 per share and warrants to purchase 25,000 shares of common stock at $0.01 per share.

Note 5	Stock-Based Compensation

As of March 31, 2007, we had two stock-based compensation plans, our 1996 Stock Option Plan and our 2000 Stock Option Plan. We also assumed the option plans of Acuity and Froptix in the merger discussed in Note 1 (collectively the “Plans”). Options granted under the Plans are exercisable for a period of up to 10 years from date of grant. Vesting periods range from immediate to 4 years. The compensation expense recognized in the statements of operations for the three months ended March 31, 2007 for our stock-based compensation plans was $6.0 million, of which $0.1 million was a component of general and administrative expenses and $5.9 million was a component of research and development expenses.

The fair value of the unvested Acuity option awards was determined at the merger date and will be expensed over the remaining requisite service period of the options. Unvested options granted to non-employees are marked to market each reporting period in accordance with EITF 98-16. The fair value of stock option awards was estimated using the Black-Scholes option valuation model and the assumptions noted in the following table.

Three Months Ended
March 31, 2007
Expected life	3.48 to 9.72 years
Expected volatility	76%
Risk-free interest rate	4.48% to 4.65%
Dividend yield	0%
The expected life of the stock options was calculated using the shortcut method allowed by the provisions of SFAS No. 123R and interpreted by Staff Accounting Bulletin No. 107 (SAB 107). The expected volatility was based on a peer group of publicly-traded stock which we believe will be representative of the volatility over the expected term of the options. The risk-free interest rate is based on the rates paid on securities issued by the U.S. Treasury with a term approximating the expected life of the option. The dividend yield is based on the projected annual dividend payment per share, divided by the stock price at the date of grant; however, we have not, and do not expect to declare such dividends.

A summary of the stock option activity under our Plans during the quarter ended March 31, 2007 is presented below:

		Exercise price per	Weighted average
	Options	share	exercise price
Outstanding at December 31, 2006	4,436,878	$0.02	$0.02
Assumed from eXegenics at merger	240,000	0.32 — 0.89	0.64
Assumed from Acuity at merger	11,373,185	0.04 — 0.56	0.14
Cancelled / Forfeited	(20,109)	0.05 — 0.06	0.05

Outstanding at March 31, 2007	16,029,954	$0.02 — $0.89	$0.11

As of March 31, 2007 there was approximately $22.5 million of total unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a remaining weighted-average vesting period of 2.92 years. As of March 31, 2007, approximately 6,790,000 options to purchase our common stock were exercisable. In addition, at March 31, 2007 all outstanding options were in the money with an aggregate intrinsic value of approximately $57.7 million.

In addition to the common stock options there were 7,317 options to purchase Series C preferred stock at an exercise price of $0.32 issued as replacement options to an Acuity employee at the merger. The options were 100% vested and exercisable as of March 31, 2007. The intrinsic value of the options as if converted to common on March 31, 2007 was $2.7 million.

Note 6	Income Taxes

Prior to January 1, 2007, we recognized income taxes with respect to uncertain tax positions based upon SFAS No. 5, “Accounting for Contingencies”, or SFAS No. 5. Under SFAS No. 5, we would record a liability associated with an uncertain tax position if the liability was both probable and estimable. Prior to January 1, 2007, the liabilities recorded under SFAS No. 5 including interest and penalties related to income tax exposures, would have been recognized as incurred within “income taxes” in our condensed consolidated statements of operations. We recorded no such liabilities in 2006.

Effective January 1, 2007, we adopted FIN 48, “Accounting for Uncertainty in Income Taxes.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 requires that we determine whether the benefit of our tax positions are more likely than not to be sustained upon audit, based on the technical merits of the tax position. For tax positions that are more likely than not to be sustained upon audit, we recognize the greatest amount of the benefit that is more likely than not to be sustained in our condensed consolidated financial statements. For tax positions that are not more likely than not to be sustained upon audit, we do not recognize any portion of the benefit in our condensed consolidated financial statements. The provisions of FIN 48 also provide guidance on derecognition, classification, interest and penalties, accounting in interim periods, and disclosure.

Our policy for interest and penalties under FIN 48, related to income tax exposures, was not impacted as a result of the adoption of the recognition and measurement provisions of FIN 48. Therefore, we continue to recognize interest and penalties as incurred within “income taxes” in our condensed consolidated statements of operations, when applicable.

There was no change to our accumulated deficit as of January 1, 2007 as a result of the adoption of the recognition and measurement provisions of FIN 48.

Uncertain Income Tax Positions

We file income tax returns in the U.S. federal jurisdiction and with various states. We are subject to tax audits in all jurisdictions for which we file tax returns. Tax audits by their very nature are often complex and can require several years to complete. There are currently no tax audits that have commenced with respect to income returns in any jurisdiction.

Federal: Under the tax statute of limitations applicable to the Internal Revenue Code, we are no longer subject to U.S. federal income tax examinations by the Internal Revenue Service for years before 2003. However, because we are carrying forward income tax attributes, such as net operating losses and tax credits from 2002 and earlier tax years, these attributes can still be audited when utilized on returns filed in the future.

State: Under the statutes of limitation applicable to most state income tax laws, we are no longer subject to state income tax examinations by tax authorities for years before 2003 in states in which we have filed income tax returns. Certain states may take the position that we are subject to income tax in such states even though we have not filed income tax returns in such states and, depending on the varying state income tax statutes and administrative practices, the statute of limitations in such states may extend to years before 2003.

As a result of our January 1, 2007 implementation of FIN 48, the total amount of gross tax benefits, excluding the offsetting full valuation allowance, that became unrecognized, was $0. There were no accrued interest and penalties resulting from such unrecognized tax benefits. As of March 31, 2007, the total amount of gross unrecognized tax benefits was $0, and accrued interest and penalties on such unrecognized tax benefits was $0.

The net unrecognized tax benefits that, if recognized, would impact the effective tax rate as of March 31, 2007 and December 31, 2006, were $0, respectively.

We do not anticipate that any significant increase or decrease to the gross unrecognized tax benefits will be recorded during the remainder of 2007.

Other Income Tax Disclosures

Consistent with 2006, we anticipate recording a full valuation allowance against all of our deferred tax assets during 2007. As a result of this valuation allowance, we expect our full year effective tax rate to be at or about zero.

Under Section 382 of the Internal Revenue Code, certain significant changes in ownership may restrict the future utilization of our tax loss carryforwards. The annual limitation is equal to the value of our stock immediately before the ownership change, multiplied by the long-term tax-exempt rate (i.e., the highest of the adjusted federal long-term rates in effect for any month in the three-calendar-month period ending with the calendar month in which the change date occurs). We are undergoing a study to determine whether we or any of our predecessors have undergone an ownership change under Section 382. It is possible that such a study could conclude that some or all of our net operating loss and credit carryforwards will be limited to utilization. Because we currently have recorded full valuation allowances against such tax attributes, we do not expect the results of such a study to have a material impact on our financial statements.

Note 7	Supplemental Cash Flow Information

Supplemental cash flow information is summarized as follows:

		Period from June 23, 2006
	Three Months Ended	(inception) to
	March 31,	March 31,
(in thousands)	2007	2007
Interest paid	$41	$41
We purchased the assets of Acuity in a stock for stock asset transaction. Refer to Note 1.

Note 8	Description of equity securities

Our authorized capital stock consists of 225,000,000 shares of common stock, par value $.01 per share, and 10,000,000 shares of preferred stock, par value $.01 per share.

Common Stock

Of the authorized common stock, 113,218,000 shares are currently outstanding and are held by approximately 210 record holders. Subject to the prior rights of the holders of any shares of preferred stock currently outstanding or which may be issued in the future, the holders of the common stock are entitled to receive dividends from our funds legally available therefor when, as and if declared by our board of directors, and are entitled to share ratably in all of our assets available for distribution to holders of common stock upon the liquidation, dissolution or winding-up of our affairs subject to the liquidation preference, if any, of any then outstanding shares of preferred stock. Holders of our common stock do not have any preemptive, subscription, redemption or conversion rights. Holders of our common stock are entitled to one vote per share on all matters which they are entitled to vote upon at meetings of stockholders or upon actions taken by written consent pursuant to Delaware corporate law. The holders of our common stock do not have cumulative voting rights, which means that the holders of a plurality of the outstanding shares can elect all of our directors. All of the shares of our common stock currently issued and outstanding are fully-paid and nonassessable. No dividends have been paid to holders of our common stock since our incorporation, and no cash dividends are anticipated to be declared or paid in the reasonably foreseeable future.

Preferred Stock

Our board of directors has the authority, without further action by the holders of the outstanding common stock, to issue preferred stock from time to time in one or more classes or series, to fix the number of shares constituting any class or series and the stated value thereof, if different from the par value, as to fix the terms of any such series or class, including dividend rights, dividend rates, conversion or exchange rights, voting rights, rights and terms of redemption (including sinking fund provisions), the redemption price and the liquidation preference of such class or series. We presently have two series of preferred stock outstanding, designated as Series A convertible preferred stock (the “Series A preferred stock”) and Series C convertible preferred stock (the “Series C preferred stock”). We have no present plans to issue any other series or class of preferred stock. The designations, rights and preferences of the Series A preferred stock and the Series C Preferred Stock are set forth in the certificate of designations of Series A convertible preferred stock and the certificate of designations of Series C convertible preferred stock, each of which has been filed with the Secretary of State of the State of Delaware.

Series A Preferred Stock

Of the authorized preferred stock, 4,000,000 shares have been designated Series A preferred stock, 1,081,800 of which are currently issued and outstanding and held by 71 stockholders. Dividends are payable on the Series A preferred stock in the amount of $.25 per share, payable annually in arrears. At the option of our board of directors, dividends will be paid either (i) wholly or partially in cash or (ii) in newly issued shares of Series A preferred stock valued at $2.50 per share to the extent cash dividend is not paid.

Holders of Series A preferred stock have the right to convert their shares, at their option exercisable at any time, into shares of our common stock on a one-for-one basis subject to anti-dilution adjustments. These anti-dilution adjustments are triggered in the event of any subdivision or combination of our outstanding common stock, any payment by us of a stock dividend to holders of our common stock or other occurrences specified in the certificate of designations relating to the Series A preferred stock. We may elect to convert the Series A preferred stock into common stock or a substantially equivalent preferred stock in the case of a merger or consolidation in which we do not survive, a sale of all or substantially all of our assets or a substantial reorganization of us.

Each share of Series A preferred stock is entitled to one vote on all matters on which the common stock has the right to vote. Holders of Series A preferred stock are also entitled to vote as a separate class on any proposed adverse change in the rights, preferences or privileges of the Series A preferred stock and any increase in the number of authorized shares of Series A preferred stock. In the event of any liquidation or winding up of the Company, the holders of the Series A preferred stock will be entitled to receive $2.50 per share plus any accrued and unpaid dividends before any distribution to the holders of the common stock and any other class of series of preferred stock ranking junior to it.

We may redeem the outstanding shares of Series A preferred stock for $2.50 per share (plus accrued and unpaid dividends), at any time.

Series B Junior Participating Preferred Stock

Of the authorized preferred stock, 30,000 shares have been designated Series B Junior Participating preferred stock, none of which are currently issued and outstanding.

Series C Preferred Stock

Of the authorized preferred stock, 500,000 shares have been designated Series C preferred stock, of which 457,589 are currently issued and outstanding and held by 30 stockholders. Cumulative dividends are payable on the Series C preferred stock in the amount of $1.54 per share when declared by the board of directors.

Holders of our Series C preferred stock have the right to convert their shares, at their option exercisable at any time, into shares of our common stock on a one hundred-for-one basis subject to anti-dilution adjustments. These anti-dilution adjustments are triggered in the event of any subdivision or combination of our outstanding common stock, any payment by us of a stock dividend to holders of our common stock or other occurrences specified in the certificate of designations relating to the Series C preferred stock.

The shares of Series C preferred stock will automatically convert into shares of common stock, on a one-hundred-for-one basis (subject to adjustment as noted above), if (a) our common stock trades above $3.83 per share on any of the specified exchanges for ten consecutive days, (b) we raise at least $30,000,000 in proceeds at a per share valuation of at least $1.92, or (c) at least 60% of the holders of the Series C preferred stock so elect.

Each share of Series C preferred stock is entitled to 100 votes on all matters on which the common stock has the right to vote. Holders of Series C preferred stock are also entitled to vote as a separate class on any proposed adverse change in the rights, preferences or privileges of the Series C preferred stock and any increase in the number of authorized shares of Series C preferred stock. In the event of any liquidation or winding up of the Company or any change of control transaction (including certain mergers and sales of stock or assets), the holders of our Series C preferred stock will be entitled to receive $77.00 per share plus any accrued and unpaid dividends before any distribution to the holders of the other classes of preferred stock or common stock. The Series C preferred stock will be entitled hereafter (and after the payment of any other liquidation preference on any other class or series of preferred stock) to share in our remaining assets on a pro-rata basis with the holders of common stock and any other series or class of participating preferred stock.

Each holder of Series C preferred stock has a pre-emptive right to purchase a pro rata share of any equity securities offered for sale by us in a private placement transaction for a period of 18 months following the Mergers subject to customary exceptions set forth in the certificate of designations relating to the Series C preferred stock.

Anti-Takeover Effects of Certain Provisions of our Certificate of Incorporation, our By-Laws and Delaware Law

Delaware Statute.

We are subject to Section 203 of the Delaware General Corporation law, which prohibits a publicly held Delaware corporation from engaging in a “business combination” with an “interested stockholder” for a period of three years after the date of the transaction in which the person became an interested stockholder, unless:
•	prior to such date, our board of directors approves either the business combination or the transaction that resulted in the stockholder’s becoming an interested stockholder;

•	upon consummation of the transaction that resulted in the stockholder becoming an interested stockholder, the interested stockholder owns at least 85% of our outstanding voting stock, excluding shares held by directors, officers and certain employee stock plans; or

•	on or after the consummation date, the business combination is approved by our board of directors and by the affirmative vote at an annual or special meeting of stockholders holding of at least two-thirds of our outstanding voting stock that is not owned by the interested stockholder.
For purposes of Section 203, a “business combination” includes, among other things, a merger, asset sale or other transaction resulting in a financial benefit to the interested stockholder, and an “interested stockholder” is generally a person who, together with affiliates and associates of such person:
•	owns 15% or more of outstanding voting stock; or

•	is an affiliate or associate of ours and was the owner of 15% or more of our outstanding voting stock at any time within the prior three years.
     Certificate of Incorporation and Bylaw Provisions.
     Our amended and restated certificate of incorporation and amended and restated bylaws include provisions that, among others, could have the effect of delaying, deferring, or discouraging potential acquisition proposals and could delay or prevent a change of control of us. The provisions in our certificate of incorporation and bylaws that may have such effect include:
•	Preferred Stock . As noted above, our board of directors, without stockholder approval, has the authority under our certificate of incorporation to issue preferred stock with rights superior to the rights of the holders of common stock. As a result, we could issue preferred stock quickly and easily, which could adversely affect the rights of holders of our common stock and could be issued with terms calculated to delay or prevent a change of control or make removal of management more difficult.

•	Election and Removal of Directors . Directors may be removed by the affirmative vote of the holders of at least a majority of the voting power of all of the outstanding shares of capital stock of the corporation entitled to vote thereon, voting together as a single class.

•	Stockholder Meetings . Under our certificate of incorporation and bylaws, special meetings of our stockholders may be called only by the vote of a majority of the entire board. Our stockholders may not call a special meeting of the stockholders.

•	Requirements for Advance Notification of Stockholder Nominations and Proposals . Our bylaws establish advance notice procedures with respect to stockholder proposals and the nomination of candidates for election as directors, other than nominations made by or at the direction of our board of directors or a committee thereof.
Note 9	Subsequent events

On April 13, 2007, we invested $5.0 million in Ophthalmic Technologies, Inc., an Ontario corporation (“OTI”) and entered into a definitive Share Purchase Agreement (the “Purchase Agreement”) with OTI and its shareholders. In exchange for the $5.0 million investment, OTI agreed to issue common shares of OTI to us to cause us to hold one-third of the equity in OTI on a fully diluted basis. The $5.0 million will be used by OTI for working capital.

Under the Purchase Agreement, we received an exclusive option to purchase the remaining shares of OTI in exchange for the issuance of between 3.13 million and 2.82 million shares of our common stock, depending upon the average per share closing price of our common stock for the ten (10) trading dates ended on the second business day prior to the exercise of the option. The aforesaid option shall extend for the greater of a period of (i) six (6) months from the date of the agreement and (ii) three (3) months from completion of OTI’s fiscal years ended April 30, 2006 and April 30, 2007 financial statement audits.

On May 11, 2007, we entered into a Settlement Agreement with our former President. Under the Settlement Agreement, our former President will receive a severance payment equivalent to one year’s salary of $325,000, paid monthly, and reimbursement of $65,000 in relocation expenses. In addition, all outstanding equity awards which would vest by May 31, 2008, will be automatically vested.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
OVERVIEW

You should read this discussion together with the Financial Statements, related Notes and other financial information included elsewhere in our Current Report on Form 8-K dated March 27, 2007 (the “Form 8-K”). The following discussion contains assumptions, estimates and other forward-looking statements that involve a number of risks and uncertainties, including those discussed under “Risk Factors,” in the Form 8-K. These risks could cause our actual results to differ materially from those anticipated in these forward-looking statements.

We are a development stage company that has generated significant losses since our inception in June 2006. We expect to incur substantial losses as we plan to continue the development of our product candidates, particularly bevasiranib, continue our other research and development activities and establish a sales and marketing infrastructure in anticipation of the commercialization of our product candidates. We currently have limited commercialization capabilities, however we plan to build our commercialization infrastructure as we prepare to launch our development products, and it is possible that we may never successfully commercialize any of our product candidates. To date, we have devoted substantially all of our efforts towards research and development of our product candidates. As of March 31, 2007 we had an accumulated deficit of $250.8 million. Since we do not generate revenue from any of our product candidates, we expect to continue to generate losses in connection with the continued clinical development of bevasiranib and the research and development activities relating to our technology and other drug candidates. Such research and development activities are budgeted to expand over time and will require further resources if we are to be successful. As a result, we believe that our operating losses are likely to be substantial over the next several years. We will need to obtain additional funds to further develop our research and development programs.

On March 27, 2007, we were part of a three-way merger between Froptix Corporation, or Froptix, a research and development company, eXegenics Inc., or eXegenics, a shell public company, and Acuity Pharmaceuticals, Inc., or Acuity, a research and development company. This transaction was accounted for as a reverse merger between Froptix and eXegenics, with the combined company then acquiring Acuity. eXegenics, Inc., formerly known as Cytoclonal Pharmaceuticals Inc., was previously involved in the research, creation, and development of drugs for the treatment and/or prevention of cancer and infectious diseases. Previously, eXegenics operated as a drug discovery company, exploiting new enabling technologies to advance and shorten the new drug development cycle. However, eXegenics has been a public shell company without any operations since 2003.

RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 30, 2007 AND 2006

The results of operations for the first three months of 2007 include Froptix’ operating results for the full three month period, and Acuity’s operating results subsequent to March 27, 2007. As a result of the reverse merger, historical comparative results are those of Froptix. Froptix was incorporated on June 23, 2006 and as a result, did not have operations for the first quarter of 2006.

General and Administrative Expense. General and administrative expense for the first three months of 2007 was $0.1 million. General and administrative expense primarily included personnel costs, including stock-based compensation and professional fees. During 2007, we anticipate general and administrative expense to increase to reflect the costs of being an operating public company.

Research and Development Expense. Research and development expense for the first three months of 2007 was $6.1 million. Research and development expense primarily related to personnel costs, including stock-based compensation.

Research and development expense during 2007 will primarily relate to our bevasiranib program including costs to prepare for our Phase III clinical study for bevasiranib. We anticipate beginning enrollment of our Phase III clinical trial for bevasiranib during the third or fourth quarter of 2007. We expect the total cost of this trial to be approximately $18 million to $20 million, although this estimate could vary significantly as the Phase III clinical trial commences.

Write-off of Acquired In-Process Research and Development. On March 27, 2007, we acquired Acuity in a stock for stock transaction. We valued our common stock issued to Acuity shareholders at the average closing price of the common stock on the date of the transaction and two days prior to the transaction. We recorded the assets and liabilities at fair value, and as a result, we recorded acquired in-process research and development and recorded a charge of $243.8 million, or $3.77 per share.

Other Income and Expenses. Other expense was $12 thousand, net of $5 thousand of interest income. Other income primarily consists of interest earned on our cash and cash equivalents and interest expense reflects the interest incurred during the period from March 27, 2007 through March 31, 2007 on the debt we assumed from Acuity as part of the merger.
LIQUIDITY AND CAPITAL RESOURCES
At March 31, 2007, we had cash and cash equivalents of approximately $17.1 million. Cash used in operations primarily related to vendor payments. Since our inception, we have not generated revenue and our primary source of cash has been from the private placement of stock and through credit facilities available to us.

We assumed the rights and obligations of Acuity’s $4.0 million term loan with Horizon Financial, Inc., in connection with the Mergers. The term loan bears interest at 12.23%, which is payable monthly commencing September 15, 2005. The principal is payable in 12 equal monthly installments commencing August 2007. Principal on the term loan matures as follows: $1.7 million during 2007 and $2.3 million during 2008. The term loan is collateralized by all personal property of the Acuity, except intellectual property, and contains certain negative covenants that limit the payment of cash dividends, redemption of equity securities, change in ownership, and the creation or extinguishment of debt. In connection with the issuance of the term note, Acuity issued warrants to purchase 200,000 shares of Series B at $2.00 per share and warrants to purchase 25,000 shares of common stock at $0.01 per share.

In connection with the consummation of the Mergers, we assumed the rights and obligations of Acuity under the line of credit Acuity had with the Frost Group. We also amended and restated the Frost Group line of credit to provide additional available borrowing capacity. Under this amended and restated line of credit, we gained access to $8.0 million in available borrowings and we assumed Acuity’s existing obligation to repay $4.0 million outstanding under the line of credit. We are obligated to pay interest monthly on outstanding borrowings under the line of credit at a 10% annual rate. In connection with the assumption and amendment of the line of credit, the Company granted warrants to purchase 4,000,000 shares of eXegenics’ common stock to the Frost Group. The fair value of the warrants was determined to be $12.4 million using the Black-Scholes option valuation model. Because the issuance of the warrants and the increase in the line of credit were conditioned upon the completion of the Mergers, the value of the warrants has been allocated on a relative fair value basis to the cost of the Acuity acquisition ($1.3 million), the cost of the reverse merger between Froptix and eXegenics ($11.0 million) and debt commitment fee ($0.1 million).

We expect to incur losses from operations for the foreseeable future. We expect to incur increasing research and development expenses, including expenses related to the hiring of personnel and additional clinical trials. We expect that general and administrative expenses will also increase as we expand our finance and administrative staff, add infrastructure, and incur additional costs related to being a public company, including the costs of directors’ and officers’ insurance, investor relations programs, and increased professional fees.

We believe cash and cash equivalents on hand and our available credit line at March 31, 2007 will be sufficient to meet our anticipated cash requirements for operations and debt service for at least the next 12 months.

We will need to finance our future cash needs through public or private equity offerings, debt financings, or corporate collaboration and licensing arrangements. We currently do not have any commitments for future external funding.

CRITICAL ACCOUNTING POLICIES
We believe the following critical accounting policies affect management’s more significant judgments and estimates used in the preparation of our financial statements.

Impairment of Long-Lived Assets. In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for Impairment or Disposal of Long-Lived Assets, long-lived assets, such as property and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, then an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. As of March 31, 2007, management believes that no revision of the remaining useful lives or write-down of long-lived assets is required.

Stock-Based Compensation. As of June 23, 2006 (the date of inception) we, adopted SFAS No. 123(R), Share-Based Payments SFAS No. 123(R) replaces SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB No. 25. SFAS No. 123(R) requires that all stock-based compensation be recognized as an expense in the financial statements and that such cost be measured at the fair value of the award. We adopted the modified prospective transition method provided for under SFAS No. 123(R). Under this transition method, compensation cost recognized in 2006 associated with stock options includes (i) amortization related to all stock option awards granted/modified on or subsequent to January 1, 2006, based on the estimated grant date fair value using the Black-Scholes option-pricing model, and (ii) amortization of the intrinsic value recorded as deferred compensation for options granted prior to January 1, 2006 being accounted for under APB Opinion No. 25. Option awards granted prior to adoption of SFAS No. 123(R) continue to follow the provisions of APB Opinion No. 25 and FIN 44 until modified and or settled.

Prior to the adoption of SFAS No. 123(R), we presented all tax benefits resulting from the exercise of stock options as operating cash flows in the statements of cash flows. SFAS No. 123(R) requires that cash flows resulting from tax deductions in excess of the cumulative compensation cost recognized for options exercised (excess tax benefits) be classified as financing cash flows. We have sufficient net operating loss carryforwards to generally eliminate cash payments for income taxes. Therefore, no cash has been retained as a result of excess tax benefits relating to share based payments made to directors and employees.
NEW ACCOUNTNG PRONOUNCEMENTS
In July 2006, the Financial Accounting Standards Board, or FASB, issued Interpretation Number, or FIN, No. 48, Accounting for Uncertainty in Income Taxes, or FIN 48. FIN 48 applies to all tax positions within the scope of SFAS No. 109, applies a “more likely than not” threshold for tax benefit recognition, identifies a defined methodology for measuring benefits and increases the disclosure requirements for companies. FIN 48 is mandatory for years beginning after December 15, 2006; accordingly, we have adopted FIN 48 effective January 1, 2007. Refer to Note 6.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, or SFAS No. 157. SFAS No. 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and expands disclosures about fair value measurements. This Statement applies to other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. SFAS No. 157 is effective for fiscal years beginning after December 15, 2007. We plan to adopt SFAS No. 157 beginning in the first quarter of our 2008 fiscal year. We are currently evaluating the impact the adoption of SFAS No. 157 may have on our financial position and results of operations.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, or SFAS No. 159, which gives companies the option to measure eligible financial assets, financial liabilities and firm commitments at fair value (i.e., the fair value option), on an instrument-by-instrument basis, that are otherwise not permitted to be accounted for at fair value under other accounting standards. The election to use the fair value option is available when an entity first recognizes a financial asset or financial liability or upon entering into a firm commitment. Subsequent changes in fair value must be recorded in earnings. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We are in the process of evaluating the impacts, if any, of adopting this pronouncement.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
In the normal course of doing business we are exposed to the risks associated with foreign currency exchange rates and changes in interest rates. We do not engage in trading market risk sensitive instruments or purchasing hedging instruments or “other than trading” instruments that are likely to expose us to significant market risk, whether interest rate, foreign currency exchange, commodity price or equity price risk.

Our exposure to market risk relates to our cash and investments and to our borrowings. We maintain an investment portfolio of money market funds and qualified purchaser funds. The securities in our investment portfolio are not leveraged, and are, due to their very short-term nature, subject to minimal interest rate risk. We currently do not hedge interest rate exposure. Because of the short-term maturities of our investments, we do not believe that a change in market rates would have a significant negative impact on the value of our investment portfolio.

The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest our excess cash in debt instruments of the U.S. Government and its agencies, bank obligations, repurchase agreements and high-quality corporate issuers, and, by policy, restrict our exposure to any single corporate issuer by imposing concentration limits. To minimize the exposure due to adverse shifts in interest rates, we maintain investments at an average maturity of generally less than one month.
Item 4. Controls and Procedures
An evaluation was carried out under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s “Disclosure Controls and Procedures” as of March 31, 2007. They have concluded as of March 31, 2007, that our Disclosure Controls and Procedures were effective of providing reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure Controls and Procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, as appropriate to allow timely decisions regarding required disclosure.

Further, there were no significant changes in the internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the quarter ended March 31, 2007 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
We are a party to litigation in the ordinary course of business. We do not believe that any such litigation will have a material adverse effect on our business, financial condition or results of operations.
Item 1A. Risk Factors
There are no material changes from the risk factors previously disclosed in the Company’s Form 8-K form as of March 27, 2007 in response to Item 1A. to Part 1 of Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On February 9, 2007, the Company sold 19,440,491 shares of its common stock in a private placement for an aggregate purchase price of $8.6 million, adjusted to $8.0 million. For more information on this issuance, see the Company’s Current Report on Form 8-K filed February 9, 2007.

On March 27, 2006, the Company issued 76,610,981 shares of its common stock, 457,589 shares of its Series C preferred stock (which are convertible into 45,758,900 shares of common stock) and warrants to purchase 28,358,858 shares of its common stock in connection with the acquisitions of Froptix Corporation and Acuity Pharmaceuticals, Inc. The shares and warrants were issued to the former shareholders of Froptix Corporation and Acuity Pharmaceuticals, Inc were offered and sold in reliance upon an exemption from registration under Section 4(2) of the Securities Act of 1933 and Rule 506 or Regulation D of the Securities Act. For more information on this issuance, see the Company’s Current Report on Form 8-K filed April 2, 2007.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Submission of Matters to a Vote of Security Holders
See the Company’s Current Report on Form 8-K filed February 9, 2007.
Item 5. Other Information
None.
Item 6. Exhibits.

Exhibit 10.1*	Merger Agreement and Plan of Reorganization, dated March 27, 2007, by and among eXegenics Inc. a Delaware corporation (“eXegenics”), Acuity Pharmaceuticals, Inc., a Delaware corporation, Froptix Corporation, a Florida corporation e-Acquisition Company I-A, LLC, a Delaware limited liability company, which is a wholly owned subsidiary of eXegenics and e-Acquisition Company II-B, LLC, a Delaware limited liability company which is a wholly owned subsidiary of eXegenics.

Exhibit 10.2*	Credit Agreement, dated as of March 27, 2007, by and among eXegenics Inc., The Frost Group, LLC, and Acuity Pharmaceuticals, LLC.

Exhibit 10.3*	Amended and Restated Venture Loan and Security Agreement, dated as March 27, 2007, by and among Horizon Technology Funding Company LLC, Acuity Pharmaceuticals, LLC and eXegenics, Inc.

Exhibit 10.4*	Amended and Restated Subordination Agreement, dated as of March 27, 2007, by and among The Frost Group, LLC, Horizon Technology Funding Company LLC, Acuity Pharmaceuticals, LLC, and eXegenics Inc.

Exhibit 10.5*	Employment letter dated March 29, 2007, between Samuel J. Reich and eXegenics Inc.

Exhibit 31.1	Certification by Phillip Frost, Chief Executive Officer, pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended March 31, 2007.

Exhibit 31.2	Certification by Rao Uppaluri, Chief Financial Officer, pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended March 31, 2007.

Exhibit 32.1	Certification by Phillip Frost, Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended March 31, 2007.

Exhibit 32.2	Certification by Rao Uppaluri, Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended March 31, 2007.

(*)	Incorporated by reference to Current Report on Form 8-K filed on April 2, 2007.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

eXegenics Inc. Date: May 16, 2007
/s/Rao Uppaluri
Rao Uppaluri
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

EXHIBIT
NUMBER	DESCRIPTION

Exhibit 10.1*	Merger Agreement and Plan of Reorganization, dated March 27, 2007, by and among eXegenics Inc. a Delaware corporation (“eXegenics”), Acuity Pharmaceuticals, Inc., a Delaware corporation, Froptix Corporation, a Florida corporation e-Acquisition Company I-A, LLC, a Delaware limited liability company, which is a wholly owned subsidiary of eXegenics and e-Acquisition Company II-B, LLC, a Delaware limited liability company which is a wholly owned subsidiary of eXegenics.

Exhibit 10.2*	Credit Agreement, dated as of March 27, 2007, by and among eXegenics Inc., The Frost Group, LLC, and Acuity Pharmaceuticals, LLC.

Exhibit 10.3*	Amended and Restated Venture Loan and Security Agreement, dated as March 27, 2007, by and among Horizon Technology Funding Company LLC, Acuity Pharmaceuticals, LLC and eXegenics, Inc.

Exhibit 10.4*	Amended and Restated Subordination Agreement, dated as of March 27, 2007, by and among The Frost Group, LLC, Horizon Technology Funding Company LLC, Acuity Pharmaceuticals, LLC, and eXegenics Inc.

Exhibit 10.5*	Employment letter dated March 29, 2007, between Samuel J. Reich and eXegenics Inc.

Exhibit 31.1	Certification by Phillip Frost, Chief Executive Officer, pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended March 31, 2007.

Exhibit 31.2	Certification by Rao Uppaluri, Chief Financial Officer, pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended March 31, 2007.

Exhibit 32.1	Certification by Phillip Frost, Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended March 31, 2007.

Exhibit 32.2	Certification by Rao Uppaluri, Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended March 31, 2007.

(*)	Incorporated by reference to Current Report on Form 8-K filed on April 2, 2007.