Form 10-Q
period 2007-06-30
Opko Health, Inc.
filed 2007-08-13
CIK 944809

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007.
OR
☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ________.
Commission file number 000-27748
OPKO Health, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	75-2402409

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
4400 Biscayne Blvd., Suite 1100
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
YES ☐ NO ☒
As of August 6, 2007, the registrant had 161,020,191 shares of common stock outstanding.

Page(s)
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements:

Condensed Consolidated Balance Sheets as of June 30, 2007 and December 31, 2006 (unaudited)	6

Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2007, the eight days ended June 30, 2006 (inception June 23, 2006) and the cumulative period from inception (June 23, 2006) to June 30, 2007 (unaudited)	7

Condensed Consolidated Statements of Shareholders’ Equity from inception (June 23, 2006) to June 30, 2007 (unaudited)	8

Condensed Consolidated Statements of Cash Flows for the Six Months ended June 30, 2007, the eight days ended June 30, 2006 (inception June 23, 2006) and the cumulative period from inception (June 23, 2006) to June 30, 2007 (unaudited)	9

Notes to Financial Statements	10

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	22

Item 3. Quantitative and Qualitative Disclosures About Market Risk	26

Item 4. Controls and Procedures	26

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	27

Item 1A. Risk Factors	27

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	27

Item 3. Defaults Upon Senior Securities	27

Item 4. Submission of Matters to a Vote of Security Holders	27

Item 5. Other Information	27

Item 6. Exhibits	27

Signatures	28

Exhibit Index
EX-31.1 Section 302 Certification of CEO
EX-31.2 Section 302 Certification of CFO
EX-32.1 Section 906 Certification of CEO
EX-32.2 Section 906 Certification of CFO
EX-99.1 Financials of Opthalmic Technologies Inc.

Exhibit 31.1	Certification by Phillip Frost, MD, Chief Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities and Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended June 30, 2007.

Exhibit 31.2	Certification by Rao Uppaluri, Chief Financial Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities and Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended June 30, 2007.

Exhibit 32.1	Certification by Phillip Frost, MD, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended June 30, 2007.

Exhibit 32.2	Certification by Rao Uppaluri, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended June 30, 2007.

Exhibit 99.1	Financials of Ophthalmic Technologies, Inc.

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

Item 1. Financial Statements:
The results of operations for the first six months of 2007 include Froptix’ operating results for the full six month period and Acuity’s operating results subsequent to March 27, 2007. As a result of the reverse merger, historical comparative results are those of Froptix. Froptix was incorporated on June 23, 2006 and did not have significant operations for most of the first six months of 2006.
OPKO Health, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(A Development-Stage Company)
(in thousands except share data)

	June 30,	December 31,
	2007	2006
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$6,183	$116
Prepaid expenses and other current assets	501	—

Total current assets	6,684	116
Property and equipment, net	98	—
Investment in Ophthalmic Technologies, Inc. (OTI)	4,965	—
Other assets	6	—

Total assets	$11,752	$116

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of notes payable, net unamortized discount of $89	$3,560	$—
Accounts payable	1,447	95
Accrued expenses	1,191	—

Total current liabilities	6,198	95

Line of credit with a related party, net of unamortized discount of $423	3,577	—
Notes payable	351	—

Total liabilities	10,126	95

Commitments and contingencies
Shareholders’ equity:

Series A Preferred stock — $0.01 par value, 4,000,000 shares authorized; 977,400 and 0 shares issued and outstanding (liquidation value of $2,566) at June 30, 2007 and December 31, 2006, respectively	10	—

Series C Preferred Stock $0.01 par value, 500,000 shares authorized; no shares issued or outstanding	—	—

Common stock — $0.01 par value, 500,000,000 shares authorized; 159,320,800 and 61,775,000 shares issued and outstanding, respectively	1,593	618
Additional paid-in capital	261,930	279
Deficit accumulated during development stage	(261,907)	(876)

Total shareholders’ equity	1,626	21

Total liabilities and shareholders’ equity	$11,752	$116

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

OPKO Health, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(A Development-Stage Company)
(in thousands, except per share data)

		Eight Days Ended		Eight Days Ended	Period from June
	Three Months	(June 23, 2006		(June 23, 2006	23, 2006
	Ended	inception)	Six Months Ended	inception)	(inception) to
	June 30,	June 30,	June 30,	June 30,	June 30,
	2007	2006	2007	2006	2007
	(unaudited)		(unaudited)		(unaudited)

Revenue	$—	$—	$—	$—	$—

Operating expenses:
Selling, general and administrative	5,339	—	5,428	—	5,804
Research and development	5,434	250	11,507	250	12,015
Write-off of acquired in- process research and development	—	—	243,761	—	243,761

Total Operating Expenses	(10,773)	(250)	(260,696)	(250)	(261,580)

Operating loss	(10,773)	(250)	(260,696)	(250)	(261,580)

Other expense, net	(165)	—	(178)	—	(170)

Loss before income taxes	(10,938)	(250)	(260,874)	(250)	(261,750)
Income taxes	—	—	—	—	—

Net loss before investment in OTI	(10,938)	(250)	(260,874)	(250)	(261,750)
Loss from investment in OTI	(35)	—	(35)	—	(35)

Net loss	(10,973)	(250)	(260,909)	(250)	(261,785)
Preferred stock dividend	(113)	—	(122)	—	(122)

Net loss attributable to common shareholders	$(11,086)	$(250)	$(261,031)	$(250)	$(261,907)

Loss per share, basic and diluted	$(0.09)	$(3.68)	$(2.86)	$(3.68)

Weighted average number of shares outstanding - basic and diluted	117,871,000	68,000	91,399,000	68,000
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

OPKO Health, Inc.
CONDENSED CONSOLIDATED STATEMENTS SHAREHOLDERS’ EQUITY
(A Development-Stage Company)
(in thousands except share data)
For the Cumulative period from inception (June 23, 2006) to June 30, 2007 (unaudited)

							Additional
	Series A Preferred Stock		Series C Preferred Stock		Common Stock		Paid-In-	Accumulated
	Shares	Dollars	Shares	Dollars	Shares	Dollars	Capital	Deficit	Total
Issuance of capital stock to founders of Froptix	—	$—	—	$—	61,775,000	$618	$20	$—	$638
Stock-based compensation expense	—	—	—	—	—	—	259	—	259
Net Loss	—	—	—	—	—	—	—	(876)	(876)

Balance at December 31, 2006, adjusted to reflect reverse merger on March 27, 2007	—	—	—	—	61,775,000	618	279	(876)	21
Stock based compensation expense	—	—	—	—	—	—	11,947	—	11,947
Issuance of common and preferred stock and options and warrants for net monetary assets	1,081,800	11	—	—	36,606,000	366	15,626	—	16,003
Acquisition of Acuity Pharmaceuticals, Inc.	—	—	457,584	5	14,837,000	148	234,470	—	234,623
Issuance of common stock upon automatic conversion of Series C preferred stock	—	—	(457,584)	(5)	45,758,400	458	(453)	—	—
Exercise of stock options	—	—	—	—	79,000	1	62	—	63
Exercise of common warrants	—	—	—	—	161,000	1	(1)	—	—
Conversion of Series A preferred stock	(104,400)	(1)	—	—	104,400	1	—	—	—
Preferred Stock Dividend	—	—	—	—	—	—	—	(122)	(122)
Net Loss	—	—	—	—	—	—	—	(260,909)	(260,909)

Balance at June 30, 2007	977,400	$10	—	$—	159,320,800	$1,593	$261,930	$(261,907)	$1,626

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

OPKO Health, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(A Development-Stage Company)
(in thousands)

		Eight Days Ended	Period from June
		(June 23, 2006	23, 2006
	Six Months Ended	inception)	(inception) to
	June 30,	June 30,	June 30,
	2007	2006	2007
	(unaudited)	(unaudited)	(unaudited)
Cash flows from operating activities:
Net loss	$(260,909)	$(250)	$(261,785)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	8	—	8
Write-off of in-process research and development	243,761	—	243,761
Amortization of debt discount related to notes payable	69	—	69
Loss from investment in OTI	35	—	35
Stock compensation — employees and vendors	11,947	—	12,206
Changes in:
Prepaid expenses and other current assets	86	—	86
Other assets	(7)		(7)
Accounts payable	(577)	250	(483)
Accrued expenses	(744)	—	(744)

Net cash used in operating activities	(6,331)	—	(6,854)

Cash flows from investing activities:
Acquisition of Ophthalmic Technologies, Inc.	(5,000)	—	(5,000)
Acquisition of a business, net of cash	1,135	—	1,135
Capital expenditures	(21)	—	(21)

Net cash used in investing activities	(3,886)	—	(3,886)

Cash flows from financing activities:
Issuance of common and preferred stock and options and warrants for cash	—	—	639
Proceeds from sale of common stock, net	16,284	—	16,284

Net cash provided by financing activity	16,284	—	16,923

Net change in cash	6,067	—	6,183
Cash and cash equivalents at beginning of period	116	—	—

Cash and cash equivalents at end of period	$6,183	$—	$6,183

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

OPKO Health, Inc.
NOTES TO FINANCIAL STATEMENTS
(A Development-Stage Company)
Note 1 Business and Organization
On June 8, 2007, we changed our name to OPKO Health, Inc., from eXegenics, Inc. Through March 26, 2007, eXegenics was a public shell company whose assets consisted of cash and nominal other assets. On February 9, 2007, eXegenics completed the sale of 19,440,491 shares of its common stock for $8.0 million, constituting 51% of its issued and outstanding shares of capital stock on a fully diluted basis, to a small group of investors led by The Frost Group, LLC, or the Frost Group, a related party.
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
After the merger, eXegenics began doing business as OPKO Health, Inc., or OPKO. OPKO and its wholly-owned subsidiaries (including Froptix and Acuity) are referred to as “We” or the “Company”.
We are engaged through our wholly-owned subsidiaries, in the development of innovative therapies for the treatment and prevention of ophthalmic disease. Our lead pharmaceutical product candidate in clinical development is bevasiranib for the treatment of wet age-related macular degeneration (“Wet AMD”). We are a Delaware corporation, headquartered in Miami, Florida with clinical operations in Morristown, New Jersey.
Froptix was the accounting acquirer in the three-way merger. The three-way merger has been accounted for as:
•	a reverse merger between Froptix and eXegenics (a public shell company). For accounting purposes Froptix has been treated as the continuing registrant. As a result, all post merger comparative historical financials statements filed by us will be those of Froptix. Further, Froptix’ historical shareholders’ equity prior to the merger has been retroactively restated (recapitalized) for the equivalent number of shares received in the reverse merger. Loss per share calculations have also been retroactively restated to give effect to the recapitalization for all periods presented. Lastly, the merger between Froptix and eXegenics has been accounted for as a capital transaction equivalent to the issuance of capital stock by Froptix for the net monetary assets of eXegenics.

•	an asset acquisition of Acuity by Froptix.
The Merger Agreement provided for the merger of Froptix with and into e-Acquisition Company I-A, LLC, with e-Acquisition Company I-A, LLC surviving as our wholly-owned subsidiary (referred to as the “Froptix Merger”) and the merger of Acuity with and into e-Acquisition Company II-B, LLC, with e-Acquisition Company II-B, LLC surviving as our wholly-owned subsidiary (referred to as the “Acuity Merger” and, with the Froptix Merger, the “Mergers”). In connection with the consummation of the Mergers (1) e-Acquisition Company I-A, LLC changed its name to Froptix, LLC, (2) e-Acquisition Company II-B, LLC changed its name to Acuity Pharmaceuticals, LLC and (3) OPKO became the parent company of these two wholly-owned operating subsidiaries. At the closing of the Mergers, the former shareholders of Froptix and Acuity received shares of our common stock and preferred stock as well as warrants to purchase our common stock in exchange for all of their shares of Froptix and Acuity.
As a result, at the closing of the Mergers, we issued (a) an aggregate of 61,775,000 shares of our common stock to the former holders of Froptix common stock, (b) an aggregate of 14,837,000 shares of our common stock to the former holders of Acuity common stock and Acuity Series A preferred stock, and (c) an aggregate of 457,584 shares of our Series C preferred stock, convertible into 45,758,400 shares of our common stock, to the former holders of Acuity Series B preferred stock. We also granted 21,144,128 warrants to purchase shares of our common stock to former shareholders of Froptix and Acuity. We also granted 15,810,063 options to purchase our common stock to former option holders of Froptix and Acuity.

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

The portion of the purchase price allocated to in-process research and development of $243.8 million was immediately expensed. The purchase price includes $1.5 million of costs incurred by eXegenics to acquire Acuity including $1.3 million of costs associated with the issuance of warrants to the Frost Group. Refer to Note 4. The purchase consideration issued and the purchase price allocation are preliminary pending completion and review of related valuation procedures. As a result the amounts above are subject to change.
Treatment of Warrants and Options. In connection with the Mergers, we assumed the obligations under outstanding warrants previously granted by Acuity to purchase 1,247,271 shares of Acuity common stock and 325,000 shares of Acuity Series B preferred stock and, in connection therewith, we issued warrants to purchase 7,214,730 shares of our common stock and warrants to purchase 16,866 shares of Series C preferred stock to such Acuity warrant holders, convertible into 1,686,600 shares of our common stock.
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
The following table includes the pro forma results for the eight days ended June 30, 2006 of the combined companies as though the Mergers had been completed as of June 23, 2006.

		Pro forma
(in thousands, except per share amounts)	As reported	adjustments	Pro forma
Revenue	$—	$—	$—
Net loss	$(250)	$(243)	$(493)
Basic and diluted loss per share	$(3.68)	$(0.02)	$(0.03)
The basic and diluted loss per share in the pro forma columns assume the shares issued to Acuity in the Mergers were issued and outstanding for the entire period, resulting in 14,905,000 basic and diluted shares outstanding.
The following table includes the pro forma results for the six months ended June 30, 2007 of the combined companies as though the Mergers had been completed as of January 1, 2007.

		Pro forma
(in thousands, except per share amounts)	As reported	adjustments	Pro forma
Revenue	$—	$—	$—
Net loss	$(260,909)	$(6,792)	$(267,701)
Basic and diluted loss per share	$(2.86)	$(0.07)	$(2.72)
On January 11, 2007, the Frost Group extended a $7.0 million line of credit to Acuity. As part of the merger transaction on March 27, 2007, the Frost Group increased its line of credit to Acuity to $12 million and consented to the transfer of Acuity’s repayment obligation to OPKO.
Note 2 Development Stage Risks and Liquidity
We have been in the development stage since inception and have not generated any revenues. We have not achieved profitable operations and we expect to incur substantial losses in future periods. Accordingly, the accompanying financial statements have been prepared using the accounting formats prescribed by SFAS No. 7 “Accounting and Reporting by Development Stage Enterprises.” The successful completion of our development program and our transition to commercial operations, if at all, is dependent upon obtaining necessary regulatory approvals from the United States Food and Drug Administration (“FDA”) prior to selling our products within the United States, and foreign regulatory approvals must be obtained to sell our products internationally. There can be no assurance that our products will receive regulatory approvals, and a substantial amount of time may pass before we achieve a level of sales adequate to support our operations, if at all. We will also incur substantial expenditures in connection with the development and regulatory approval process for our products and we will need to raise significant additional capital during the developmental period. Obtaining marketing approval will be directly dependent on our ability to implement the necessary regulatory steps required to obtain marketing approval in the United States and other countries and the success of our clinical trials. We cannot predict the outcome of these activities. Additionally, there is no assurance that profitable operations, if ever achieved, could be sustained on a continuing basis. In addition, development activities and clinical and preclinical testing and commercialization of our proprietary technology will require significant additional financing. Our deficit accumulated during the development stage through June 30, 2007 was $261.9 million, and we expect to incur substantial and increasing losses in future periods.
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
Note 3 Summary of Significant Accounting Policies
Basis of Presentation. The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. However, in the opinion of management, all adjustments (consisting of only normal recurring adjustments) considered necessary to present fairly the Company’s results of operations, financial position and cash flows have been made. The results of operations for the three and six months ended June 30, 2007 and cash flows for the six months ended June 30, 2007, are not necessarily indicative of the results of operations and cash flows that may be reported for the remainder of 2007 or for future periods. The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and the Notes to Consolidated Financial Statements included in our Current Report on Form 8-K filed as a result of the Merger on March 27, 2007. Refer to Note 1.
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

Impairment of Long-Lived Assets. In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for Impairment or Disposal of Long-Lived Assets , long-lived assets, such as property and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, then an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. As of June 30, 2007, we believe that no revision of the remaining useful lives or write-down of long-lived assets is required.
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
Loss Per Common Share. Basic and diluted loss per common share is based on the net loss increased by dividends on preferred stock divided by the weighted average number of common shares outstanding during the period. No effect has been given to outstanding options, warrants or convertible preferred stock in the diluted computation, as their effect would be antidilutive. As of June 30, 2007, we have 159,320,800 common shares outstanding, in addition, we have options, warrants and convertible preferred stock outstanding at June 30, 2007 that, if converted/exercised would result in 55,120,200 incremental shares of common stock being outstanding resulting in 214,441,000 potential common shares outstanding. The diluted loss per share does not include the weighted average impact of these securities of 50,487,000 for the three and six months ended June 30, 2007, respectively.
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
New accounting pronouncements: In July 2006, the Financial Accounting Standards Board, or FASB, issued Interpretation Number, or FIN, No. 48, Accounting for Uncertainty in Income Taxes , or FIN 48. FIN 48 applies to all tax positions within the scope of SFAS No. 109, applies a “more likely than not” threshold for tax benefit recognition, identifies a defined methodology for measuring benefits and increases the disclosure requirements for companies. FIN 48 is mandatory for years beginning after December 15, 2006; accordingly, we have adopted FIN 48 effective January 1, 2007. Refer to Note 6.
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements , or SFAS No. 157. SFAS No. 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and expands disclosures about fair value measurements. This Statement applies to other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. SFAS No. 157 is effective for fiscal years beginning after December 15, 2007. We plan to adopt SFAS No. 157 beginning in the first quarter of our 2008 fiscal year. We are currently evaluating the impact the adoption of SFAS No. 157 may have on our financial position and results of operations.
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities , or SFAS No. 159, which gives companies the option to measure eligible financial assets, financial liabilities and firm commitments at fair value (i.e., the fair value option), on an instrument-by-instrument basis, that are otherwise not permitted to be accounted for at fair value under other accounting standards. The election to use the fair value option is available when an entity first recognizes a financial asset or financial liability or upon entering into a firm commitment. Subsequent changes in fair value must be recorded in earnings. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We are in the process of evaluating the impact, if any, of adopting this pronouncement.
In June 2007, the Emerging Issues Task Force, or EITF, issued EITF 07-3 Accounting for Advance Payments for Goods or Services to be Received for Use in Future Research and Development Activities. This EITF establishes that prepayments made related to research and development goods and services should be capitalized and recognized as expense when the goods are received or the services have been preformed. The prepaid assets must be assessed for recoverability to ensure the prepaid goods or services will continue to be used. EITF 07-3 is effective for new contracts entered into in fiscal years beginning after December 15, 2007, including interim periods within those fiscal years. We are in the process of evaluating the impact, if any, of adopting this pronouncement.
Note 4 Debt
On January 11, 2007, Acuity entered into an agreement with the Frost Group whereby the Frost Group provided a subordinated secured line of credit of up to $7.0 million to Acuity. The Frost Group members include a trust controlled by Dr. Phillip Frost, who is the Company’s Chief Executive Officer and Chairman of the board of directors, Dr. Jane H. Hsiao, who is the Vice Chairman of the board of directors and Chief Technical Officer, Steven D. Rubin who is Executive Vice President and a director of the Company and Rao Uppaluri who is the Chief Financial Officer of the Company. In exchange for entering into this agreement, Acuity agreed to grant to the Frost Group a warrant to purchase up to 125,000 shares of Acuity Series B Preferred Stock, par value $0.01 per share, for an exercise price of $2.00 per share, which upon consummation of the Merger converted into 6,478 shares of our Series C Preferred stock and a warrant to purchase up to 15,625 shares of Acuity Common Stock, for an exercise price of $0.01 per share, which converted upon the Merger to 81,085 warrants to purchase shares of our Common Stock. On June 22, 2007, the Series C preferred stock automatically converted to 647,800 shares of our common stock.
In connection with the consummation of the Mergers, we assumed the rights and obligations of Acuity under this line of credit. We also amended and restated this line of credit to provide additional available borrowing capacity. Under this amended and restated line of credit, the line of credit was increased to $12.0 million and we assumed Acuity’s existing obligation to repay $4.0 million outstanding under the prior line of credit. We are obligated to pay interest upon maturity, compounded quarterly on borrowings under the line of credit at a 10% annual rate, which is due on July 11, 2009. The line of credit is collateralized by all of our personal property, except intellectual property. In connection with the assumption and amendment of the line of credit, we granted warrants to purchase 4,000,000 shares of our common stock to the Frost Group. The fair value of the warrants was determined to be $12.4 million using the Black-Scholes option valuation model. Because the issuance of the warrants and the increase in the line of credit were conditioned upon the completion of the Mergers, the value of the warrants has been allocated on a relative fair value basis to the cost of the Acuity acquisition ($1.3 million), the cost of the reverse merger between Froptix and eXegenics ($11.0 million) and debt commitment fee ($0.1 million).
We assumed the rights and obligations of Acuity’s $4.0 million term loan with Horizon Financial, Inc., in connection with the Mergers. The term loan bears interest at 12.23%, which is payable monthly commencing September 15, 2005. The principal is payable in 12 equal monthly installments commencing August 2007. Principal on the term loan matures as follows: $1.7 million during 2007 and $2.3 million during 2008. The term loan is collateralized by all personal property of Acuity, except intellectual property, and contains certain negative covenants that limit the payment of cash dividends, redemption of equity securities, changes in ownership, and the creation or extinguishment of debt. In connection with the issuance of the term note, Acuity issued warrants to purchase

200,000 shares of Series B preferred stock at $2.00 per share, which upon the Merger converted to 10,379 shares of our Series C preferred stock and warrants to purchase 25,000 shares of common stock at $0.01 per share, which converted to 129,736 shares of our common stock upon consummation of the Merger. On June 22, 2007, the Series C preferred stock automatically converted to 1,037,900 shares of our common stock.
Note 5 Stock Based Compensation
As of June 30, 2007, we had three stock-based compensation plans, our 1996 Stock Option Plan, our 2000 Stock Option Plan and our 2007 Equity Incentive Plan. We also assumed the option plans of Acuity and Froptix in the merger discussed in Note 1 (collectively the “Plans”). Options granted under the 1996 Stock Option Plan, 2000 Stock Option Plan and the plans assumed from Froptix and Acuity are exercisable for a period of up to 10 years from date of grant. The 2007 Equity Incentive Plan is exercisable for a period up to 7 years. Vesting periods range from immediate to 4 years. The compensation expense recognized in the statements of operations for the three and six months ended June 30, 2007 for our stock-based compensation plans was $5.9 million and $11.9 million, respectively, of which [$2.6 million and $2.7 million] was a component of general and administrative expenses, respectively, and $3.3 million and $9.2 million was a component of research and development expenses, respectively.
The fair value of the unvested Acuity option awards was determined at the merger date and will be expensed over the remaining requisite service period of the options. Unvested options granted to non-employees are marked to market each reporting period in accordance with EITF 96-18. The fair value of stock option awards was estimated using the Black-Scholes option valuation model and the assumptions noted in the following table:

	Three Months Ended	Six Months Ended
	June 30, 2007	June 30, 2007
Expected life	3.23 to 9.47 years	3.48 to 9.72 years
Expected volatility	73%	73% to 76%
Risk-free interest rate	4.54% to 5.16%	4.48% to 5.16%
Dividend yield	0%	0%
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

A summary of the stock option activity under our Plans during the six months ended June 30, 2007 is presented below:

		Exercise price per	Weighted average
	Shares	share	exercise price
Outstanding at December 31, 2006	4,436,878	$0.01	$0.01
Assumed from eXegenics at merger	240,000	0.32 – 0.89	0.64
Assumed from Acuity at merger	11,373,253	0.04 – 0.56	0.14
Cancelled/Forfeited	(20,109)	0.05 – 0.06	0.05

Outstanding at March 31, 2007	16,030,022	0.01 – 0.89	0.11
Granted	3,845,000	3.54 – 4.88	4.81
Exercised	(79,215)	0.05 – 0.84	0.80
Canceled/Forfeited	(555,110)	0.04 – 0.06	0.05

Outstanding at June 30, 2007	19,240,697	$0.01 – $4.88	$1.04

As of June 30, 2007 there was approximately $25.8 million of total unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a remaining weighted-average vesting period of 3.3 years. As of June 30, 2007, approximately 8.9 million options to purchase our common stock were exercisable. In addition, at June 30, 2007, 15.6 million outstanding options were in the money with an aggregate intrinsic value of approximately $61.8 million.
In addition to the common stock options there were 7,317 options to purchase Series C preferred stock at an exercise price of $32.00 issued as replacement options to an Acuity employee at the merger, which, upon conversion of the Series C Preferred stock on June 22, 2007 converted to 731,700 options to purchase our common stock. The common stock options were 100% vested and exercisable as of June 30, 2007. The intrinsic value of the options on June 30, 2007 was $2.4 million.
On May 11, 2007, we entered into a Settlement Agreement with our former President. Under the terms of the Settlement Agreement, our former President will receive a severance payment equivalent to one year’s salary of $325,000, paid monthly, and reimbursement of up to $65,000 in relocation expenses. In addition, all outstanding equity awards which would have vested by May 31, 2008, were automatically vested. As a result of this acceleration, during the second quarter of 2007 we recorded $1.5 million of additional compensation expense that would have been recognized over the period from June 1, 2007 through May 31, 2008.
In July 2007, we terminated a consulting agreement prior to the vesting of approximately 4.4 million options to purchase our common stock. As a result, during the third quarter of 2007, we will reverse compensation expense which was accrued during the previous 12 months of approximately $8.1 million.
Note 6 Income Taxes
Prior to January 1, 2007, we recognized income taxes with respect to uncertain tax positions based upon SFAS No. 5, “ Accounting for Contingencies ”, or SFAS No. 5. Under SFAS No. 5, we would record a liability associated with an uncertain tax position if the liability was both probable and estimable. Prior to January 1, 2007, the liabilities recorded under SFAS No. 5 including interest and penalties related to income tax exposures, would have been recognized as incurred within “income taxes” in our condensed consolidated statements of operations. We recorded no such liabilities in 2006.
Effective January 1, 2007, we adopted FIN 48, “ Accounting for Uncertainty in Income Taxes .” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with SFAS No. 109, “ Accounting for Income Taxes .” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 requires that we determine whether the benefit of our tax positions are more likely than not to be sustained upon audit, based on the technical merits of the tax position. For tax positions that are more likely than not to be sustained upon audit, we recognize the greatest amount of the benefit that is more likely than not to be sustained in our condensed consolidated financial statements. For tax positions that are not more likely than not to be sustained upon audit, we do not recognize any portion of the benefit in our condensed consolidated financial statements. The provisions of FIN 48 also provide guidance on derecognition, classification, interest and penalties, accounting in interim periods, and disclosure.
Our policy for interest and penalties under FIN 48, related to income tax exposures, was not impacted as a result of the adoption of the recognition and measurement provisions of FIN 48. Therefore, we continue to recognize interest and penalties as incurred within “income taxes ” in our condensed consolidated statements of operations, when applicable.
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
As a result of our January 1, 2007 implementation of FIN 48, the total amount of gross tax benefits, excluding the offsetting full valuation allowance, that became unrecognized, was $0. There were no accrued interest and penalties resulting from such unrecognized tax benefits. As of June 30, 2007, the total amount of gross unrecognized tax benefits was $0, and accrued interest and penalties on such unrecognized tax benefits was $0.
The net unrecognized tax benefits that, if recognized, would impact the effective tax rate as of June 30, 2007 and December 31, 2006, were $0 and $0, respectively.
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
Note 7 Supplemental Cash Flow Information
Supplemental cash flow information is summarized as follows:

		Period from
		June 23, 2006
	Six Months Ended	(inception) to
	June 30,	June 30,
(in thousands)	2007	2007
Interest paid	$163	$163
Note 8 Related Party Transactions
In June 2007, we paid the $125,000 filing fee payable to the Federal Trade Commission in connection with filings to be made by us and Dr. Frost, our Chairman and Chief Executive Officer, under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (“HSR”). The filings would permit Dr. Frost and his affiliates to acquire additional voting securities upon expiration of the HSR waiting period. On July 12, 2007, that waiting period expired.
On a month-to-month basis we are leasing office space from Frost Real Estate Holdings, LLC, an entity affiliated with Dr. Phillip Frost, our Chairman, Chief Executive Officer and a principal shareholder. We are negotiating a long-term lease for this space and expect to execute a long-term lease during 2007. The lease is for approximately 5,000 square feet of space in an office building in Miami, Florida, where our principal executive offices are located. The lease provides for payments of approximately $15,000 per month while we negotiate the long-term lease, plus applicable sales tax. The rent is inclusive of operating expenses, property taxes and parking.
As part of the Mergers, we assumed a line of credit with the Frost Group from Acuity. Refer to Note 4.
Note 9 Description of Equity Securities
Our authorized capital stock consists of 500,000,000 shares of common stock, par value $.01 per share, and 10,000,000 shares of preferred stock, par value $.01 per share.
Common Stock
Of the authorized common stock, 161,020,191 shares were outstanding as of August 6, 2007 and are held by approximately 399 record holders. Subject to the prior rights of the holders of any shares of preferred stock currently outstanding or which may be issued in the future, the holders of the common stock are entitled to receive dividends from our funds legally available therefore when, as and if declared by our board of directors, and are entitled to share ratably in all of our assets available for distribution to holders of common stock upon the liquidation, dissolution or winding-up of our affairs subject to the liquidation preference, if any, of any then outstanding shares of preferred stock. Holders of our common stock do not have any preemptive, subscription, redemption or conversion rights. Holders of our common stock are entitled to one vote per share on all matters which they are entitled to vote upon at meetings of stockholders or upon actions taken by written consent pursuant to Delaware corporate law. The holders of our common stock do not have cumulative voting rights, which means that the holders of a plurality of the outstanding shares can elect all of our directors. All of the shares of our common stock currently issued and outstanding are fully-paid and nonassessable. No dividends have been paid to holders of our common stock since our incorporation, and no cash dividends are anticipated to be declared or paid in the reasonably foreseeable future.

Preferred Stock
Our board of directors has the authority, without further action by the holders of the outstanding common stock, to issue preferred stock from time to time in one or more classes or series, to fix the number of shares constituting any class or series and the stated value thereof, if different from the par value, as to fix the terms of any such series or class, including dividend rights, dividend rates, conversion or exchange rights, voting rights, rights and terms of redemption (including sinking fund provisions), the redemption price and the liquidation preference of such class or series. We presently have one series of preferred stock outstanding, designated as Series A convertible preferred stock (the “Series A preferred stock”). We have no present plans to issue any other series or class of preferred stock. The designations, rights and preferences of the Series A preferred stock are set forth in the certificate of designations of Series A convertible preferred stock, which has been filed with the Secretary of State of the State of Delaware.
Series A Preferred Stock
Of the authorized preferred stock, 4,000,000 shares have been designated Series A preferred stock, 977,400 of which are currently issued and outstanding and held by 66 stockholders. Dividends are payable on the Series A preferred stock in the amount of $.25 per share, payable annually in arrears. At the option of our board of directors, dividends will be paid either (i) wholly or partially in cash or (ii) in newly issued shares of Series A preferred stock valued at $2.50 per share to the extent cash dividend is not paid.
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
Series C Preferred Stock
Of the authorized preferred stock, 500,000 shares were designated Series C preferred stock. On June 22, 2007, 457,584 Series C preferred stock were issued and outstanding and held by 30 stockholders. Cumulative dividends were payable on the Series C preferred stock in the amount of $1.54 per share when declared by the board of directors. On June 22, 2007, all of the shares of Series C preferred stock automatically converted into shares of common stock, on a one-hundred-for-one basis (subject to adjustment as noted above), as our common stock traded above the $3.83 conversion per share price on the American Stock Exchange for ten consecutive days.

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
Certificate of Incorporation and Bylaw Provisions.
Our amended and restated certificate of incorporation and amended and restated bylaws include provisions that, among others, could have the effect of delaying, deferring, or discouraging potential acquisition proposals and could delay or prevent a change of control of us. The provisions in our certificate of incorporation and bylaws that may have such effect include:
•	Preferred Stock. As noted above, our board of directors, without stockholder approval, has the authority under our certificate of incorporation to issue preferred stock with rights superior to the rights of the holders of common stock. As a result, we could issue preferred stock quickly and easily, which could adversely affect the rights of holders of our common stock and could be issued with terms calculated to delay or prevent a change of control or make removal of management more difficult.

•	Election and Removal of Directors. Directors may be removed by the affirmative vote of the holders of at least a majority of the voting power of all of the outstanding shares of capital stock of the corporation entitled to vote thereon, voting together as a single class.

•	Stockholder Meetings. Under our certificate of incorporation and bylaws, special meetings of our stockholders may be called only by the vote of a majority of the entire board. Our stockholders may not call a special meeting of the stockholders.

•	Requirements for Advance Notification of Stockholder Nominations and Proposals. Our bylaws establish advance notice procedures with respect to stockholder proposals and the nomination of candidates for election as directors, other than nominations made by or at the direction of our board of directors or a committee thereof.

Note 10 Acquisition
On April 13, 2007, pursuant to a definitive Share Purchase Agreement (the “Purchase Agreement”) with OTI and its shareholders, we invested $5.0 million in Ophthalmic Technologies, Inc., or OTI, an Ontario corporation. In exchange for the $5.0 million investment, OTI issued common shares of OTI to us to cause us to hold one-third of OTI’s share capital on a fully diluted basis and we received an exclusive option to purchase the remaining shares of OTI in exchange for the issuance of between 3.13 million and 2.82 million shares of our common stock, depending upon the average per share closing price of our common stock for the ten (10) trading dates ended on the second business day prior to the exercise of the option. The $5.0 million will be used by OTI for working capital.
The aforesaid option shall extend for the greater of a period of (i) six (6) months from the date of the agreement and (ii) three (3) months from completion of OTI’s fiscal years ended April 30, 2006 and April 30, 2007 financial statement audits.
We have accounted for the investment in OTI under Accounting Principles Board Opinion 18, under the equity method of accounting. The initial $5 million investment was allocated between the investment in OTI and the option to purchase OTI. The option was valued based on the estimated exercise price of the option and the estimated market value of the outstanding shares of OTI. The investment was accounted for as the gross investment less the loss incurred by OTI during the period in which we held the interest in them. The table below reconciles the investment in OTI:

		Increase (decrease)
		during the	Balance at June 30,
(in thousands)	Initial investment	investment period	2007
Option to purchase remaining shares of OTI	$618	$—	$618
Investment in OTI	4,382	(35)	4,347

Total	$5,000	$(35)	$4,965

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
OVERVIEW
You should read this discussion together with the Financial Statements, related Notes and other financial information included elsewhere in our Current Report on Form 8-K dated March 27, 2007 (the “Form 8-K”). The following discussion contains assumptions, estimates and other forward-looking statements that involve a number of risks and uncertainties, including those discussed under “Risk Factors,” in the Form 8-K . These risks could cause our actual results to differ materially from those anticipated in these forward-looking statements.
We are a development stage company that has generated significant losses since our inception in June 2006. We expect to incur substantial losses as we plan to continue the development of our product candidates, particularly bevasiranib, continue our other research and development activities and establish a sales and marketing infrastructure in anticipation of the commercialization of our product candidates. We currently have limited commercialization capabilities, however we plan to build our commercialization infrastructure as we prepare to launch our development products, and it is possible that we may never successfully commercialize any of our product candidates. To date, we have devoted substantially all of our efforts towards research and development of our product candidates. As of June 30, 2007, we had an accumulated deficit of $261.9 million. Since we do not generate revenue from any of our product candidates, we expect to continue to generate losses in connection with the continued clinical development of bevasiranib and the research and development activities relating to our technology and other drug candidates. Such research and development activities are budgeted to expand over time and will require further resources if we are to be successful. As a result, we believe that our operating losses are likely to be substantial over the next several years. We will need to obtain additional funds to further develop our research and development programs.
On June 8, 2007, we changed our name to OPKO Health, Inc., or OPKO, from eXegenics, Inc., or eXegenics. On March 27, 2007, we were part of a three-way merger between Froptix Corporation, or Froptix, a research and development company, eXegenics, a shell public company, and Acuity Pharmaceuticals, Inc., or Acuity, a research and development company. This transaction was accounted for as a reverse merger between Froptix and eXegenics, with the combined company then acquiring Acuity. eXegenics, Inc., formerly known as Cytoclonal Pharmaceuticals Inc., was previously involved in the research, creation, and development of drugs for the treatment and/or prevention of cancer and infectious diseases. Previously, eXegenics operated as a drug discovery company, exploiting new enabling technologies to advance and shorten the new drug development cycle. However, eXegenics had been a public shell company without any operations since 2003.
On April 13, 2007, we invested $5.0 million in Ophthalmic Technologies, Inc., or OTI, an Ontario corporation pursuant to a definitive Share Purchase Agreement (the “Purchase Agreement”) with OTI and its shareholders. In exchange for the $5.0 million investment, OTI issued common shares of OTI to us to cause us to hold one-third OTI’s share capital on a fully diluted basis and we received an exclusive option to purchase the remaining shares of OTI in exchange for the issuance of between 3.13 million and 2.82 million shares of our common stock, depending upon the average per share closing price of our common stock for the ten (10) trading dates ended on the second business day prior to the exercise of the option. The $5.0 million will be used by OTI for working capital.
RESULTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30, 2007 AND 2006
The results of operations for the three months ended June 30, 2007 include the operating results for the full three month period. The results for the period ended June 30, 2006 only include Froptix’s result from its inception on June 23, 2006 through June 30, 2006. As a result of the reverse merger, historical comparative results are those of Froptix only.
Selling, General and Administrative Expense. General and administrative expense for the three months ended June 30, 2007 was $5.3 million compared to no expenses for the comparable period of 2006. General and administrative expense primarily included personnel costs, including stock-based compensation and professional fees. During 2007, we anticipate general and administrative expense to increase to reflect the costs of being an operating public company. We incurred costs related to building a commercial infrastructure during the three months ended June 30, 2007 in preparation of the acquisition of OTI. We were formed on June 23, 2006 and as a result, did not incur significant expenses during the comparable period of 2006.
Research and Development Expense. Research and development expense for the three months ended June 30, 2007 was $5.4 million compared to no expense for the comparable period of 2006. Research and development expense primarily related to personnel costs, including stock-based compensation as well as costs related to the initiation in July 2007 of the Phase III clinical trial for bevasiranib. For the comparable period of 2006, we incurred $250,000 of expenses relating to the execution of a research agreement.
Other Income and Expenses. Other expense was $0.2 million, net of $0.1 million of interest income. Other income primarily consists of interest earned on our cash and cash equivalents and interest expense reflects the interest incurred on the debt we assumed from Acuity as part of the merger.
FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND FROM JUNE 23, 2006 (INCEPTION) THROUGH JUNE 30, 2006
The results of operations for the first six months of 2007 include Froptix’ operating results for the full six month period, and Acuity’s operating results subsequent to March 27, 2007. As a result of the reverse merger, historical comparative results are those of Froptix only. Froptix was incorporated on June 23, 2006 and as a result, did not have significant operations for most of the first six months of 2006.
Selling, General and Administrative Expense. General and administrative expense for the first six months of 2007 was $5.4 million. General and administrative expense primarily included personnel costs, including stock-based compensation and professional fees. During 2007, we anticipate general and administrative expense to increase to reflect the costs of being an operating public company. We incurred costs related to building a commercial infrastructure during the thee months ended June 30, 2007 in preparation of the acquisition of OTI.
Research and Development Expense. Research and development expense for the first six months of 2007 was $11.5 million. Research and development expense primarily related to personnel costs, including stock-based compensation as well as costs related to the initiation of the Phase III clinical trial for bevasiranib.
Research and development expense during 2007 will primarily relate to our bevasiranib program including costs to prepare for our Phase III clinical study for bevasiranib. We initiated enrollment of our Phase III clinical trial for bevasiranib in July 2007. We expect the total cost of this trial to be approximately $25 million, although this estimate could vary significantly as the Phase III clinical trial progresses.
Write-off of Acquired In-Process Research and Development. On March 27, 2007, we acquired Acuity in a stock for stock transaction. We valued our common stock issued to Acuity shareholders at the average closing price of the common stock on the date of the transaction and two days prior to the transaction. We recorded the assets and liabilities at fair value, and as a result, we recorded acquired in-process research and development expense and recorded a charge of $243.8 million.
Other Income and Expenses. Other expense was $0.2 million, net of $0.1 million of interest income. Other income primarily consists of interest earned on our cash and cash equivalents and interest expense reflects the interest incurred during the period from March 27, 2007 through March 31, 2007 on the debt we assumed from Acuity as part of the Mergers.

LIQUIDITY AND CAPITAL RESOURCES
At June 30, 2007, we had cash and cash equivalents of approximately $6.2 million. Cash used in operations primarily related to payments of liabilities assumed and or incurred as part of the Mergers. Since our inception, we have not generated revenue and our primary source of cash has been from the private placement of stock and through credit facilities available to us.
On April 13, 2007, we invested $5.0 million in Ophthalmic Technologies, Inc., or OTI, an Ontario corporation pursuant to a definitive Share Purchase Agreement (the “Purchase Agreement”) with OTI and its shareholders. In exchange for the $5.0 million investment, OTI issued common shares of OTI to us to cause us to hold one-third of the equity in OTI on a fully diluted basis. The $5.0 million will be used by OTI for working capital. In addition to the one-third interest, we also received an exclusive right to purchase the remaining outstanding shares of OTI for $10 million, payable by issuance of our common stock subject to a collar limiting the number of shares to be issued to be between 2.8 and 3.1 million shares of our common stock.
We assumed the rights and obligations of Acuity’s $4.0 million term loan with Horizon Financial, Inc., in connection with the Mergers. The term loan bears interest at 12.23%, which is payable monthly commencing September 15, 2005. The principal is payable in 12 equal monthly installments commencing August 2007. Principal on the term loan matures as follows: $1.7 million during 2007 and $2.3 million during 2008. The term loan is collateralized by all personal property of the Acuity, except intellectual property, and contains certain negative covenants that limit the payment of cash dividends, redemption of equity securities, change in ownership, and the creation or extinguishment of debt. In connection with the issuance of the term note, Acuity issued warrants to purchase 200,000 shares of Series B at $2.00 per share which converted to 1,037,900 shares and 235,932 shares, respectively; of our common stock upon consummation of the Mergers in addition to warrants to purchase 25,000 shares of common stock at $0.01 per share, which converted to 129,736 warrants to purchase our common stock upon consummation of the Mergers.
In connection with the consummation of the Mergers, we assumed the rights and obligations of Acuity under the line of credit Acuity had with the Frost Group. We also amended and restated the Frost Group line of credit to provide additional available borrowing capacity. Under this amended and restated line of credit, we gained access to $8.0 million in available borrowings and we assumed Acuity’s existing obligation to repay $4.0 million outstanding under the line of credit. We are obligated to pay interest upon maturity, capitalized quarterly on outstanding borrowings under the line of credit at a 10% annual rate. In connection with the assumption and amendment of the line of credit, we granted warrants to purchase 4,000,000 shares of our common stock to the Frost Group. The fair value of the warrants was determined to be $12.4 million using the Black-Scholes option valuation model. Because the issuance of the warrants and the increase in the line of credit were conditioned upon the completion of the Mergers, the value of the warrants has been allocated on a relative fair value basis to the cost of the Acuity acquisition ($1.3 million), the cost of the reverse merger between Froptix and OPKO ($11.0 million) and debt commitment fee ($0.1 million).
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
We believe cash and cash equivalents on hand and our available credit line at June 30, 2007 will be sufficient to meet our anticipated cash requirements for operations and debt service for at least the next 12 months.
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
Impairment of Long-Lived Assets. In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for Impairment or Disposal of Long-Lived Assets , long-lived assets, such as property and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, then an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. As of June 30, 2007, management believes that no revision of the remaining useful lives or write-down of long-lived assets is required.
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
NEW ACCOUNTING PRONOUNCEMENTS
In July 2006, the Financial Accounting Standards Board, or FASB, issued Interpretation Number, or FIN, No. 48, Accounting for Uncertainty in Income Taxes , or FIN 48. FIN 48 applies to all tax positions within the scope of SFAS No. 109, applies a “more likely than not” threshold for tax benefit recognition, identifies a defined methodology for measuring benefits and increases the disclosure requirements for companies. FIN 48 is mandatory for years beginning after December 15, 2006; accordingly, we have adopted FIN 48 effective January 1, 2007. Refer to Note 6.
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements , or SFAS No. 157. SFAS No. 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and expands disclosures about fair value measurements. This Statement applies to other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. SFAS No. 157 is effective for fiscal years beginning after December 15, 2007. We plan to adopt SFAS No. 157 beginning in the first quarter of our 2008 fiscal year. We are currently evaluating the impact the adoption of SFAS No. 157 may have on our financial position and results of operations.
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities , or SFAS No. 159, which gives companies the option to measure eligible financial assets, financial liabilities and firm commitments at fair value (i.e., the fair value option), on an instrument-by-instrument basis, that are otherwise not permitted to be accounted for at fair value under other accounting standards. The election to use the fair value option is available when an entity first recognizes a financial asset or financial liability or upon entering into a firm commitment. Subsequent changes in fair value must be recorded in earnings. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We are in the process of evaluating the impacts, if any, of adopting this pronouncement.
In June 2007, the Emerging Issues Task Force, or EITF, issued EITF 07-3 Accounting for Advance Payments for Goods or Services to be Received for Use in Future Research and Development Activities. This EITF establishes that prepayments made related to research and development goods and services should be capitalized and recognized as expense when the goods are received or the services have been preformed. The prepaid assets must be assessed for recoverability to ensure the prepaid goods or services will continue to be used. EITF 07-3 is effective for new contracts entered into in fiscal years beginning after December 15, 2007, including interim periods within those fiscal years. We are in the process of evaluating the impact, if any, of adopting this pronouncement.
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
Our exposure to market risk relates to our cash and investments and to our borrowings. We maintain an investment portfolio of money market funds and qualified purchaser funds. The securities in our investment portfolio are not leveraged, and are, due to their very short-term nature, subject to minimal interest rate risk. We currently do not hedge interest rate exposure. Because of the short-term maturities of our investments, we do not believe that a change in market interest rates would have a significant negative impact on the value of our investment portfolio.
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
Item 4. Controls and Procedures
An evaluation was carried out under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s “Disclosure Controls and Procedures” as of June 30, 2007. They have concluded as of June 30, 2007, that our Disclosure Controls and Procedures were effective at providing reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 are recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure Controls and Procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, as appropriate to allow timely decisions regarding required disclosure.
During the quarter ended June 30, 2007, we began performing the finance functions of our wholly-owned subsidiaries, Froptix Corporation and Acuity Pharmaceuticals, Inc., in-house. These functions were previously outsourced. Based on the evaluation of the Company’s disclosure controls and procedures as of June 30, 2007, we are not aware of any material adverse impacts on our internal control over financial reporting as a result of this change.
No other significant changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the quarter ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On June 22, 2007, we issued 45,758,900 shares of our common stock in exchange for 457,589 shares of our Series C preferred stock which automatically converted on a one-hundred-for-one basis (subject to certain adjustments), as our common stock traded above the $3.83 per share conversion price on the American Stock Exchange for ten consecutive trading days. The sale of such shares was deemed to be exempt from registration under Section 3(a)(9) of the 1933 Act. The purchasers of such common stock acquired these securities for their own accounts.
Item 3. Defaults Upon Senior Securities
     None.
Item 4. Submission of Matters to a Vote of Security Holders
On May 16, 2007, we filed with the SEC a definitive Information Statement on Schedule 14C, whereby the Company acted by written consent of a majority of its shareholders, in approving (i) the ratification of the appointment of Ernst & Young LLP as our independent registered public accounting firm for 2007, (ii) our 2007 Equity Incentive Plan, (iii) the change of our name to OPKO Health, Inc. and (iv) the Amendment and Restatement of our Certificate of Incorporation to increase the authorized number of common shares from 225,000,000 to 500,000,000 and to effect the change of our name to OPKO Health, Inc. The Information Statement indicated that these actions shall not become effective until at least twenty (20) days after the Information Statement was sent to shareholders. The actions contemplated by the Information Statement were effected on or about the close of business on June 5, 2007.
Item 5. Other Information
     None.
Item 6. Exhibits.

Exhibit 10.1*	Merger Agreement and Plan of Reorganization, dated March 27, 2007, by and among eXegenics Inc. a Delaware corporation (“eXegenics”), Acuity Pharmaceuticals, Inc., a Delaware corporation, Froptix Corporation, a Florida corporation e-Acquisition Company I-A, LLC, a Delaware limited liability company, which is a wholly owned subsidiary of eXegenics and e-Acquisition Company II-B, LLC, a Delaware limited liability company which is a wholly owned subsidiary of eXegenics.

Exhibit 10.2*	Credit Agreement, dated as of March 27, 2007, by and among eXegenics Inc., The Frost Group, LLC, and Acuity Pharmaceuticals, LLC.

Exhibit 10.3*	Amended and Restated Venture Loan and Security Agreement, dated as March 27, 2007, by and among Horizon Technology Funding Company LLC, Acuity Pharmaceuticals, LLC and eXegenics, Inc.

Exhibit 10.4*	Amended and Restated Subordination Agreement, dated as of March 27, 2007, by and among The Frost Group, LLC, Horizon Technology Funding Company LLC, Acuity Pharmaceuticals, LLC, and eXegenics Inc.

Exhibit 31.1	Certification by Phillip Frost, Chief Executive Officer, pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended June 30, 2007.

Exhibit 31.2	Certification by Rao Uppaluri, Chief Financial Officer, pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended June 30, 2007.

Exhibit 32.1	Certification by Phillip Frost, Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended June 30, 2007.

Exhibit 32.2	Certification by Rao Uppaluri, Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended June 30, 2007.

Exhibit 99.1	Financials of Ophthalmic Technologies, Inc.

(*)	Incorporated by reference to Current Report on Form 8-K filed on April 2, 2007.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 13, 2007	OPKO Health, Inc.
/s/ Rao Uppaluri
Rao Uppaluri
Senior Vice President and Chief Financial Officer