Form 10-Q
period 2008-03-31
Opko Health, Inc.
filed 2008-05-14
CIK 944809

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008.

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

(305) 575-4138
(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☐ NO ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” (as defined in Rule 12b-2 of the Exchange Act).

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): YES ☐ NO ☒

As of May 1, 2008, the registrant had 183,163,265 shares of common stock outstanding.

Page(s)
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements:

Condensed Consolidated Balance Sheets as of March 31, 2008 and December 31, 2007 (unaudited)	5

Condensed Consolidated Statements of Operations for the three months ended March 31, 2008 and March 31, 2007 (unaudited)	6

Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2008 and March 31, 2007 (unaudited)	7

Notes to Financial Statements	8

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3. Quantitative and Qualitative Disclosures About Market Risk	17

Item 4T. Controls and Procedures	17

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	17

Item 1A. Risk Factors	18

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	18

Item 3. Defaults Upon Senior Securities	18

Item 4. Submission of Matters to a Vote of Security Holders	18

Item 5. Other Information	18

Item 6. Exhibits	19

Signatures	19

Exhibit Index
EX-31.1 Section 302 Certification of CEO
EX-31.2 Section 302 Certification of CFO
EX-32.1 Section 906 Certification of CEO
EX-32.2 Section 906 Certification of CFO

PART I. FINANCIAL INFORMATION

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
This report contains “forward-looking statements,” as that term is defined under the Private Securities Reform Litigation Act of 1995, or PSLRA, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements include statements about our expectations, beliefs or intentions regarding our product development efforts, business, financial condition, results of operations, strategies or prospects. You can identify forward-looking statements by the fact that these statements do not relate strictly to historical or current matters. Rather, forward-looking statements relate to anticipated or expected events, activities, trends or results as of the date they are made. Because forward-looking statements relate to matters that have not yet occurred, these statements are inherently subject to risks and uncertainties that could cause our actual results to differ materially from any future results expressed or implied by the forward-looking statements. Many factors could cause our actual activities or results to differ materially from the activities and results anticipated in forward-looking statements. These factors include those described below and in “Item 1A-Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2007 and described from time to time in our reports filed with the Securities and Exchange Commission. We do not undertake any obligation to update forward-looking statements. We intend that all forward-looking statements be subject to the safe-harbor provisions of the PSLRA. These forward-looking statements are only predictions and reflect our views as of the date they are made with respect to future events and financial performance.

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

•	Independent clinical investigators and contract research organizations that we engage to conduct our clinical trials may not be diligent, careful or timely.
•	The success of our business may be dependent on the actions of our collaborative partners.
•	If we are unable to obtain and enforce patent protection for our products, our business could be materially harmed.
•	If we are unable to protect the confidentiality of our proprietary information and know-how, the value of our technology and products could be adversely affected.
•	We rely heavily on licenses from third parties.
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
•
Directors, executive officers, principal stockholders and affiliated entities own a significant percentage of our capital stock, and they may make decisions that you do not consider to be in your best interests or in the best interests of our other stockholders.

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

Unless the context otherwise requires, all references in this Quarterly Report on Form 10-Q to the “Company”, “OPKO”, “we”, “our”, “ours”, and “us” refers to OPKO Health, Inc., a Delaware corporation, including our wholly-owned subsidiaries.

 Item 1. Financial Statements:

OPKO Health, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited) (in thousands except share data)

	March 31, 2008	December 31, 2007
ASSETS
Current assets
Cash and cash equivalents	$14,644	$23,373
Accounts receivable, net	1,731	1,689
Inventory	2,507	2,214
Prepaid expenses and other current assets	1,699	1,936
Total current assets	20,581	29,212
Property and equipment, net	419	410
Intangible assets, net	9,789	9,931
Other assets	36	15
Total assets	$30,825	$39,568

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$2,722	$3,319
Accrued expenses	5,599	3,858
Capital lease obligations and current portion of note payable, net unamortized discount of $0 and $8, respectively	282	2,546
Total current liabilities	8,603	9,723
Long-term liabilities and capital lease obligations	1,683	1,372
Line of credit with related party, net unamortized discount of $267 and $311, respectively	11,738	11,689
Total liabilities	22,024	22,784
Commitments and contingencies
Shareholders’ equity
Series A Preferred stock - $0.01 par value, 4,000,000 shares authorized; 876,954 and 954,799 shares issued and outstanding (liquidation value of $2,247 and $2,387) at March, 31, 2008 and December 31, 2007, respectively	9	10
Series C Preferred Stock - $0.01 par value, 500,000 shares authorized; no shares issued or outstanding	-	-
Common Stock - $0.01 par value, 500,000,000 shares authorized; 182,627,028 and 178,344,608 shares issued and outstanding at March 31, 2008 and December 31, 2007, respectively	1,826	1,783
Additional paid-in-capital	287,128	284,273
Accumulated deficit	(280,162)	(269,282)
Total shareholders’ equity	8,801	16,784
Total liabilities and shareholders’ equity	$30,825	$39,568

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

OPKO Health, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except share data)

	The three months ended March 31,
	2008	2007
Revenue	$2,824	$-
Cost of goods sold	3,330	-
Gross margin (deficit)	(506)	-

Operating expenses
Selling, general and administrative	5,344	90
Research and development	4,356	6,072
Write-off of acquired in-process research and development	-	243,761
Other operating expenses, principally amortization of intangible assets	426	-
Total operating expenses	10,126	249,923
Operating loss	(10,632)	(249,923)
Other (expense) income, net	(269)	(12)
Loss before income taxes	(10,901)	(249,935)
Income tax benefit	(21)	-
Net loss	(10,880)	(249,935)
Preferred stock dividend	(55)	(10)
Net loss attributable to common shareholders	$(10,935)	$(249,945)

Loss per share, basic and diluted	$(0.06)	$(3.87)

Weighted average number of shares outstanding, basic and diluted	180,572,915	64,623,855

  The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

OPKO Health, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	For the three months ended March 31,
	2008	2007
Cash flows from operating activities
Net loss	$(10,880)	$(249,935)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	452	1
Write-off of acquired in-process research and development	-	243,761
Accretion of debt discount related to notes payable	56	4
Stock based compensation - employees and non-employees	2,731	6,035
Changes in:
Accounts receivable, net	(42)	-
Inventory	(293)	-
Prepaid expenses and other current assets	237	210
Other assets	(21)	-
Accounts payable	(597)	(381)
Accrued expenses and long-term liabilities	1,797	(155)
Net cash (used in) provided by operating activities	(6,560)	(460)
Cash flows from investing activities
Acquisition of businesses, net of cash	-	1,135
Capital expenditures	(32)	-
Net cash used in investing activities	(32)	1,135
Cash flows from financing activities:
Issuance of common stock	-	16,284
Insurance financing	190	-
Proceeds from the exercise of stock options and warrants	168	-
Repayments of notes payable and capital lease obligations	(2,495)	-
Net cash (used in) provided by financing activities	(2,137)	16,284
Net (decrease) increase in cash and cash equivalents	(8,729)	16,959
Cash and cash equivalents at beginning of period	23,373	116
Cash and cash equivalents at end of period	$14,644	$17,075

SUPPLEMENTAL INFORMATION
Interest paid	$95	$41
NON-CASH FINANCING
Issuance of Capital Stock to acquire Acuity	$-	$243,623

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

OPKO Health, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 1 BUSINESS AND ORGANZIATION

We are a specialty healthcare company focused on the discovery, development, and commercialization of proprietary pharmaceuticals, imaging and diagnostic systems, and instruments for the treatment, diagnosis, and management of ophthalmic disorders. Our business presently consists of the development of ophthalmic pharmaceuticals and the development, commercialization and sale of ophthalmic diagnostic and imaging systems and instrumentation products. Our objective is to establish industry-leading positions in large and rapidly growing segments of ophthalmology by leveraging our preclinical and development expertise and our novel and proprietary technologies. We actively explore opportunities to acquire complementary pharmaceuticals, compounds, and technologies, which could, individually or in the aggregate, materially increase the scale of our business. We also intend to explore strategic opportunities in other medical markets that would allow us to benefit from our business and global distribution expertise, and which have operational characteristics that are similar to ophthalmology, such as dermatology. We are a Delaware corporation, headquartered in Miami, Florida, with instrumentation operations in Toronto, Ontario (Canada) and our clinical operations in Morristown, New Jersey.

NOTE 2 LIQUIDITY

We have not generated positive cash flow from operations, and we expect to incur losses from operations for the foreseeable future. We expect to incur substantial research and development expenses, including expenses related to the hiring of personnel and additional clinical trials. We expect that selling, general and administrative expenses will also increase as we expand our sales, marketing and administrative staff and add infrastructure.

We do not believe the cash and cash equivalents on hand at March 31, 2008 will be sufficient to meet our anticipated cash requirements for operations and debt service for the next 12 months, and we will require additional funding during the second half of the year. We base this estimate on assumptions that may prove to be wrong or subject to change, and we may be required to use our available cash resources sooner than we currently expect. If we accelerate our product development programs or initiate additional clinical trials, we will need additional funds earlier. Our future cash requirements will depend on a number of factors, including the continued progress of our research and development of product candidates, the timing and outcome of clinical trials and regulatory approvals, the costs involved in preparing, filing, prosecuting, maintaining, defending, and enforcing patent claims and other intellectual property rights, the status of competitive products, the availability of financing, and our success in developing markets for our product candidates. If we are not able to secure additional funding when needed, we may have to delay, reduce the scope of, or eliminate one or more of our clinical trials or research and development programs.

We intend to finance additional research and development projects, clinical trials and our future operations with a combination of private placements, payments from potential strategic research and development, licensing and/or marketing arrangements, public offerings, debt financing and revenues from future product sales, if any. We do not currently have any commitments for future external funding and there can be no assurance that additional capital will be available to us on acceptable terms, or at all.

NOTE 3 SUMMARY OF SIGNIFICANT ACCCOUNTING POLICIES

Basis of Presentation. The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) considered necessary to present fairly the Company’s results of operations, financial position and cash flows have been made. The results of operations and cash flows for the three months ended March 31, 2008 are not necessarily indicative of the results of operations and cash flows that may be reported for the remainder of 2008 or for future periods. The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2007.

Principles of consolidation: The accompanying unaudited condensed consolidated financial statements include the accounts of OPKO Health, Inc. and our wholly-owned subsidiaries. All significant inter-company accounts and transactions are eliminated in consolidation.

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

Reclassifications: Certain prior period amounts have been reclassified to conform to the current year’s presentation.

Recent accounting pronouncements:

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, or SFAS 159, which gives companies the option to measure eligible financial assets, financial liabilities, and firm commitments at fair value (i.e., the fair value option), on an instrument-by-instrument basis, that are otherwise not permitted to be accounted for at fair value under other accounting standards. The election to use the fair value option is available when an entity first recognizes a financial asset or financial liability or upon entering into a firm commitment. Subsequent changes in fair value must be recorded in earnings. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We adopted SFAS 159 in the first quarter of 2008 and the adoption did not have a material impact on our financial position or results of operations as we elected not to apply fair value on an instrument-by-instrument basis.

In June 2007, the Emerging Issues Task Force (Task Force) of the FASB reached a consensus on Issue No. 07-3 (“EITF 07-3”), Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities. Under EITF 07-3, nonrefundable advance payments for goods or services that will be used or rendered for research and development activities should be deferred and capitalized. Such payments should be recognized as an expense as the goods are delivered or the related services are performed, not when the advance payment is made. If a company does not expect the goods to be delivered or services to be rendered, the capitalized advance payment should be charged to expense. EITF 07-3 is effective for new contracts entered into in fiscal years beginning after December 15, 2007, and interim periods within those fiscal years. Earlier application is not permitted. We have adopted EITF 07-3 as of January 1, 2008. The adoption of EITF 07-3 did not have a material effect on our consolidated results of operations or financial condition.

In December 2007, the FASB issued SFAS No. 141R, Business Combinations. SFAS 141R will require, among other things, the expensing of direct transaction costs, including deal costs and restructuring costs as incurred, acquired in-process research and development assets to be capitalized, certain contingent assets and liabilities to be recognized at fair value and earn-out arrangements, including contingent consideration, may be required to be measured at fair value until settled, with changes in fair value recognized each period into earnings. In addition, material adjustments made to the initial acquisition purchase accounting will be required to be recorded back to the acquisition date. This will cause companies to revise previously reported results when reporting comparative financial information in subsequent filings. SFAS No. 141R is effective for the Company on a prospective basis for transactions occurring beginning on January 1, 2009 and earlier adoption is not permitted. SFAS No. 141R may have a material impact on the Company’s consolidated financial position, results of operations and cash flows if we enter into material business combinations after January 1, 2009.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51” (“SFAS No. 160”). SFAS No. 160 requires minority interests to be recharacterized as noncontrolling interests and reported as a component of equity. In addition, SFAS No. 160 requires that purchases or sales of equity interests that do not result in a change in control be accounted for as equity transactions and, upon a loss of control, requires the interests sold, as well as any interests retained, to be recorded at fair value with any gain or loss recognized in earnings. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008, with early adoption prohibited. We do not expect a material impact on our financial statements from the adoption of this standard.

In March 2008, the FASB issued SFAS No. 161 (“SFAS 161”), Disclosures about Derivative Instruments and Hedging Activities, as an amendment to SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS 161 requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. The fair value of derivative instruments and their gains and losses will need to be presented in tabular format in order to present a more complete picture of the effects of using derivative instruments. SFAS 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008. We are currently evaluating the impact of adopting this pronouncement.

NOTE 4 LOSS PER SHARE

Basic loss per share is computed by dividing our net loss attributable to common shareholders by the weighted average number of shares outstanding during the period. When the effects are not anti-dilutive, diluted earnings per share is computed by dividing our net loss by the weighted average number of shares outstanding and the impact of all dilutive potential common shares, primarily stock options. The dilutive impact of stock options and warrants are determined by applying the “treasury stock” method.

A total of 29,515,241 and 6,334,613 common stock equivalents have been excluded from the calculation of net loss per share in the three months ended March 31, 2008 and March 31, 2007, respectively, because their inclusion would be anti-dilutive.

NOTE 5 COMPOSITION OF CERTAIN FINACIAL STATEMENT CAPTIONS

(in thousands)	March 31, 2008	December 31, 2007
Accounts receivable, net
Accounts receivable	$2,196	$2,154
Less allowance for doubtful accounts	(465)	(465)
	$1,731	$1,689
Inventories
Raw materials (components)	$1,770	1,913
Finished products	737	301
Less provision for inventory reserve	-	-
	$2,507	$2,214
Intangible assets
Technology	$4,597	$4,597
Customer relationships	2,978	2,978
Covenants not to compete	317	317
Tradename	195	195
Other	262	262
Less amortization	(578)	(150)
Goodwill	2,018	1,732
	$9,789	$9,931

On November 28, 2007, we acquired Ophthalmic Technologies, Inc., or (“OTI”) for approximately $11.7 million. We allocated the purchase price to the identifiable tangible and intangible assets acquired and liabilities assumed based on their respective fair values under the provisions of SFAS No. 141, Business Combinations (SFAS No. 141). We believe the estimated fair values assigned to the OTI assets acquired and liabilities assumed are based on reasonable assumptions. However, the fair value estimates for the purchase price allocation may change during the allowable allocation period under SFAS No. 141, which is up to one year from the acquisition date, if additional information becomes available that would require changes to our estimates.

NOTE 6 TERM LOAN

On January 11, 2008, we repaid, in full, all outstanding amounts and terminated all of our commitments under our $4.0 million term loan with Horizon Financial Funding Company, LLC, which was being repaid monthly since August 2007 and was to be paid in full by August 2008. During the first quarter of 2008, the total amount we repaid in satisfaction of our obligations under the term loan was $2.4 million.

NOTE 7 COMMITMENTS AND CONTINGENCIES

On May 7, 2007, Ophthalmic Imaging Systems filed a lawsuit against one of our former employees for breach of fiduciary duty, intentional interference with contract and intentional interference with prospective economic advantage. The Company agreed to indemnify the former employee, who has since been terminated. On April 14, 2008, the plaintiff was granted leave to file a Second Amended Complaint to add claims for tortious interference with prospective business advantage and aiding and abetting against the Company and The Frost Group, LLC, (a related party) seeking in excess of $7 million in damages. The Company has not yet responded to the complaint, and discovery is ongoing.  The Company believes this action is without merit and intends to vigorously defend itself. It is too early to assess the probability of a favorable or unfavorable outcome, or the loss or range of loss or indemnification obligation, if any, and therefore, no amounts have been accrued relating to this action.

We are a party to litigation in the ordinary course of business. We do not believe that any such litigation will have a material adverse effect on our business, financial condition, or results of operations.

Upon the termination of an employee of OTI, we became obligated at the former employee’s sole option to acquire up to 10% of the shares issued to the employee in connection with the acquisition of OTI at a price of $3.55 per share. The total potential obligation for this former employee is approximately $0.1 million. In addition, an existing employee of OTI has the same provision within his employment arrangement with a potential obligation of approximately $0.3 million. We have recorded approximately $0.2 million as of March 31, 2008 based on the estimated fair market value of these put options as an accrued expense.

On March 25, 2008, OTI received a warning letter in connection with a FDA inspection of OTI’s Toronto facility in July and August of 2007. The warning letter cited several deficiencies in OTI’s quality, record keeping, and reporting systems relating to certain of OTI’s products, including the OTI Scan 1000, OTI Scan 2000, and OTI OCT/SLO combination imaging system. Based upon the observations noted in the warning letter, OTI is not currently in compliance with cGMP. The FDA indicated that it has issued an Import Alert and may refuse admission of these products into the United States. As a result, we will not be permitted to sell these devices in the United States, and our pending 510(k) pre-market notification submission for the OCT/SLO combination imaging system will be delayed until the violations have been corrected. We have determined that a limited number of the OCT/SLO imaging systems were shipped to customers in the United States prior to our receipt of the warning letter and prior to clearance of a 510(k) submission. We have contacted our customers to recover the limited number of OCT/SLO products at issue and are in the process of reimbursing customers for such products. We are also evaluating the amount of any reimbursement made by federal health care programs for procedures utilizing the OCT/SLO device.

We are cooperating fully with the FDA, and will continue to work with the agency on all of the above-referenced issues. Upon receipt of the warning letter, we immediately began to take corrective action to address the FDA’s concerns and to assure the quality of OTI’s products. We are committed to providing high quality products to our customers, and we plan to meet this commitment by working diligently to remedy these deficiencies and to implement updated and improved quality systems and concepts throughout the OTI organization.

NOTE 8 RELATED PARTY TRANSACTIONS
Our principal corporate office is located at 4400 Biscayne Blvd, Suite 1180, Miami, Florida. We lease this space from Frost Real Estate Holdings, LLC, an entity which is controlled by Dr. Phillip Frost, our Chairman of the Board and Chief Executive Officer. Pursuant to the lease agreement with Frost Real Estate Holdings (the “Lease”), we lease approximately 8,300 square feet, which encompasses space for our corporate offices, administrative services, preclinical research and development, project management and pharmacology. The Lease is for a five-year term and currently requires annual rent of approximately $221,000, which amount increases by approximately 4.5% per year.

Effective as of January 1, 2008, we began leasing an additional 1,100 square feet of general office and laboratory space on a ground floor annex of our corporate office building. Pursuant to an addendum to the Lease, we will be required to pay annual rent of $19,872 per year for the annex space, which amount will be subject to a 4.5% increase each year, and shall otherwise be governed by the terms of the Lease.

We reimburse Dr. Frost for Company-related use by Dr. Frost and our other executives of an airplane owned by a company that is beneficially owned by Dr. Frost. We reimburse Dr. Frost in an amount equal to the cost of a first class airline ticket between the travel cities for each executive, including Dr. Frost, traveling on the airplane for Company-related business. We do not reimburse Dr. Frost for personal use of the airplane by Dr. Frost or any other executive. Nor do we pay for any other fixed or variable operating costs of the airplane. During the first three months of 2008, we reimbursed Dr. Frost approximately $42,000 for Company-related travel by Dr. Frost and other OPKO executives.

NOTE 9 SUBSEQUENT EVENT

On May 6, 2008, we completed the acquisition of Vidus Ocular, Inc., (“Vidus”) a privately-held company that is developing Aquashunt™, a shunt to be used in the treatment of glaucoma. Pursuant to a Securities Purchase Agreement with Vidus, each of its stockholders, and the holders of convertible promissory notes issued by Vidus, we acquired all of the outstanding stock and convertible debt of Vidus in exchange for (i) the issuance and delivery at closing of 658,080 shares of our common stock (the “Closing Shares”); (ii) the issuance of 488,420 shares of our common stock to be held in escrow pending the occurrence of certain development milestones (the “Milestone Shares”); and (iii) the issuance of options to acquire 200,000 shares of our common stock. Additionally, in the event that the stock price for our common stock at the time of receipt of approval or clearance by the U.S. Food & Drug Administration of a pre-market notification 510(k) relating to the Aquashunt is not at or above a specified price, we will be obligated to issue an additional 413,850 shares of its common stock. A portion of the Closing Shares and the Milestone Shares will remain in escrow for a period of one year to satisfy indemnification claims.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

You should read this discussion together with the Financial Statements, related Notes and other financial information included elsewhere in this report and in our Annual Report on Form 10-K for the year ended December 31, 2007 (the “ Form 10-K ”). The following discussion contains assumptions, estimates and other forward-looking statements that involve a number of risks and uncertainties, including those discussed under “Risk Factors,” in Part II, Item 1A of our Form 10-K. These risks could cause our actual results to differ materially from those anticipated in these forward-looking statements.

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

We expect to incur substantial losses as we continue the development of our product candidates, particularly bevasiranib, continue our other research and development activities, and establish a sales and marketing infrastructure in anticipation of the commercialization of our product candidates. We currently have limited commercialization capabilities, and it is possible that we may never successfully commercialize any of our pharmaceutical product candidates. To date, we have devoted a significant portion of our efforts towards research and development. As of March 31, 2008, we had an accumulated deficit of $280.2 million. Since we do not generate revenue from any of our pharmaceutical product candidates and have only generated limited revenue from our instrumentation business, we expect to continue to generate losses in connection with the continued clinical development of bevasiranib and the research and development activities relating to our technology and other product candidates. Such research and development activities are budgeted to expand over time and will require further resources if we are to be successful. As a result, we believe that our operating losses are likely to be substantial over the next several years. We will need to obtain additional funds to further develop our research and development programs, and there can be no assurance that additional capital will be available to us on acceptable terms, or at all.

RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007

The results for the period ended March 31, 2007 include Froptix’s results for the full period and the results of operations from Acuity Pharmaceuticals, Inc., or Acuity, subsequent to our acquisition on March 27, 2007. The three month period ended March 31, 2008 includes the operations of both Froptix and Acuity as well as the operation of OTI, which we acquired in November 28, 2007.

Revenue. Revenue for the three months ended March 31, 2008 was $2.8 million. All revenue was generated from sales of OTI’s ophthalmic instrumentation products. Until the acquisition of OTI on November 28, 2007, we did not generate any revenue. During 2008, the majority of our revenue is from international sales. There were no OCT/SLO product sales in the U.S. during the first three months of 2008 pending clearance of the premarket notification 510(k) for that device by the U.S. Food and Drug Administration. We anticipate revenue will decrease during the second quarter of 2008 as we move production of components for the OCT/SLO in-house.

Gross margin (deficit). Gross margin (deficit) for the three months ended March 31, 2008 was ($0.5) million and was entirely related to our ophthalmic instrumentation product sales. The gross margin (deficit) was negatively impacted by manufacturing costs associated with the introduction of our new OCT/SLO model. In additional, during the first three months of 2008, gross margin (deficit) was negatively impacted as we incurred approximately $0.4 million to bring the manufacturing of our OCT/SLO product in-house including costs associated with production development. We anticipate that our margin will improve as we begin manufacturing more components in-house and as we begin selling the OCT/SLO product in the U.S.

Selling, General and Administrative Expense. Selling, general and administrative expense for the three months ended March 31, 2008 was $5.3 million compared to $90,000 of expense for the comparable period of 2007. Selling, general and administrative expense primarily related to personnel costs, including stock-based compensation of $2.1 million, of which approximately $1.4 million related to the acceleration of vesting for stock options in connection with the termination of certain employees, and professional fees. In addition, as a result of our acquisition of OTI on November 28, 2007, our selling expenses reflect a full three months of post acquisition activity for OTI. As we prepare to sell OTI’s OCT/SLO product in the U.S., we anticipate these expenses will increase throughout the year. We acquired Acuity on March 27, 2007 and we had limited operations prior to that resulting in limited operating expenses during the 2007 period. The 2007 period includes approximately $35,000 of expense related to stock-based compensation and professional fees.

Research and Development Expense. Research and development expense during the three months ended March 31, 2008 was $4.4 million compared to $6.1 million for the comparable period of 2007. The 2008 period expense primarily reflects the cost of our ongoing Phase III clinical trial for bevasiranib, including costs of clinical trial sites and monitoring expenses, personnel costs and outside professional fees also. Included in personnel costs for the 2008 three month period was $0.6 million in stock based compensation expense. Research and development expense for the three month period of 2007 primarily relates to stock based compensation expense of $6.0 million, of which $5.9 million was reversed in the third quarter of 2007 as a result of the termination of a consulting agreement. Under SFAS 123R, when a stock based compensation award is forfeited prior to vesting, all compensation expense recorded in previous periods is reversed in the period of forfeiture.

Write-off of Acquired In-Process Research and Development. On March 27, 2007, we acquired Acuity in a stock for stock transaction. We recorded the assets and liabilities at fair value, and as a result, we recorded acquired in-process research and development expense and recorded a charge of $243.8 million. We did not have any such activity during the 2008 period.

Other Income and Expenses. Other expense was $0.3 million, net of $0.1 million of interest income for the first three months of 2008 compared to $12,000 of interest expense for the 2007 period. Other income primarily consists of interest earned on our cash and cash equivalents and interest expense reflects the interest incurred on our line of credit. Other operating expenses primarily include amortization of our intangible assets acquired from OTI on November 28, 2007. As such, we did not record any amortization expense during the first three months of 2007. Further, income tax benefit for the first quarter of 2008 reflects the Canadian provincial tax credit that is refundable once we file our tax return. This credit relates to Research and Development expenses incurred at our OTI locations. We acquired OTI on November 28, 2007 and as a result, did not have similar refundable credits during the first three months of 2007.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2008, we had cash and cash equivalents of approximately $14.6 million. Cash used in operations primarily reflects our net loss, offset by our non-cash stock based compensation and amortization expenses as well as working capital changes in our balance sheet. Since our inception, we have not generated positive cash flow from operations and our primary source of cash has been from the private placement of stock and through credit facilities available to us.

We had a $4.0 million term loan with Horizon Financial Funding Company, LLC, or Horizon, which had an interest rate of 12.23%. The principal was payable in 12 equal monthly installments which commenced August 2007. On January 11, 2008, we repaid in full all outstanding amounts and terminated all of our commitments under the term loan with Horizon. The total amount repaid in satisfaction of our obligations under the term loan was $2.4 million. We realized a net savings by avoiding future interest charges over the remaining term of the obligation.

In addition, we have a $12.0 million line of credit with The Frost Group, LLC, or the Frost Group, a related party. The Frost Group members include a trust controlled by Dr. Phillip Frost, who is the Company’s Chief Executive Officer and Chairman of the board of directors, Dr. Jane H. Hsiao, who is the Vice Chairman of the board of directors and Chief Technical Officer, Steven D. Rubin who is Executive Vice President - Administration and a director of the Company, and Rao Uppaluri who is the Chief Financial Officer of the Company. We are obligated to pay interest upon maturity, capitalized quarterly, on outstanding borrowings under the line of credit at a 10% annual rate, which is due July 11, 2009. The line of credit is collateralized by all of our personal property except our intellectual property.
We have not generated positive cash flow from operations, and expect to incur losses from operations for the foreseeable future. We expect to incur substantial research and development expenses, including expenses related to the hiring of personnel and additional clinical trials. We expect that selling, general and administrative expenses will also increase as we expand our sales, marketing and administrative staff and add infrastructure.

We do not believe the cash and cash equivalents on hand at March 31, 2008 will be sufficient to meet our anticipated cash requirements for operations and debt service for the next 12 months, and we will require additional funding during the second half of the year. We based this estimate on assumptions that may prove to be wrong or subject to change, and we may be required to use our available cash resources sooner than we currently expect. If we accelerate our product development programs or initiate additional clinical trials, we will need additional funds earlier. Our future cash requirements will depend on a number of factors, including the continued progress of our research and development of product candidates, the timing and outcome of clinical trials and regulatory approvals, the costs involved in preparing, filing, prosecuting, maintaining, defending, and enforcing patent claims and other intellectual property rights, the status of competitive products, the availability of financing, and our success in developing markets for our product candidates. If we are not able to secure additional funding when needed, we may have to delay, reduce the scope of, or eliminate one or more of our clinical trials or research and development programs.

We intend to finance additional research and development projects, clinical trials and our future operations with a combination of private placements, payments from potential strategic research and development, licensing and/or marketing arrangements, public offerings, debt financing and revenues from future product sales, if any. We do not currently have any commitments for future external funding and there can be no assurance that additional capital will be available to us on acceptable terms, or at all.

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

Stock Based Compensation. As of June 23, 2006 (the date of inception), we adopted Statement of Financial Accounting Standards, or SFAS No. 123(R). Share-Based Payments SFAS No. 123(R) replaces SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB No. 25. SFAS No. 123(R) requires that all stock-based compensation be recognized as an expense in the financial statements and that such cost be measured at the fair value of the award. Equity-based compensation arrangements to non-employees are accounted for in accordance with SFAS No. 123(R) and Emerging Issues Task Force Issue No. 96-18 (EITF 96-18), “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,” which requires that these equity instruments are recorded at their fair value on the measurement date. As prescribed under SFAS 123(R), we estimate the grant-date fair value of our stock option grants using a valuation model known as the Black-Scholes-Merton formula or the “Black-Scholes Model” and allocate the resulting compensation expense over the corresponding requisite service period associated with each grant. The Black-Scholes Model requires the use of several variables to estimate the grant-date fair value of stock options including expected term, expected volatility, expected dividends and risk-free interest rate. We perform significant analyses to calculate and select the appropriate variable assumptions used in the Black-Scholes Model. We also perform significant analyses to estimate forfeitures of equity-based awards as required by SFAS 123(R). We are required to adjust our forfeiture estimates on at least an annual basis based on the number of share-based awards that ultimately vest. The selection of assumptions and estimated forfeiture rates is subject to significant judgment and future changes to our assumptions and estimates may have a material impact on our Consolidated Financial Statements.

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

Allowance for Doubtful Accounts and Revenue Recognition. Generally, we recognize revenue from product sales when goods are shipped and title and risk of loss transfer to our customers. Certain of our products are sold directly to end-users and require that we deliver, install and train the staff at the end-users’ facility. As a result, we do not recognize revenue until the product is delivered, installed and training has occurred. Return policies in certain international markets for our medical device products provide for stringent guidelines in accordance with the terms of contractual agreements with customers. Our estimates for sales returns are based upon the historical patterns of products returned matched against the sales from which they originated, and management’s evaluation of specific factors that may increase the risk of product returns. The allowance for doubtful accounts recognized in our consolidated balance sheets at March 31, 2008 and December 31, 2007 was $0.5 million and $0.5 million, respectively.

Recent accounting pronouncements: Fair Value. We have adopted the provisions of Statement of Financials Standards No. 157 Fair Value Measurements, or SFAS 157 as of January 1, 2008, for financial assets and liabilities. Although the adoption of SFAS 157 did not materially impact our financial condition, results of operations, or cash flows, we are now required to provide additional disclosures as part of our financial statements.

SFAS 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

As of March 31, 2008, we held money market funds that are required to be measured at fair value on a recurring basis.

Any future fluctuation in fair value related to these instruments that is judged to be temporary, including any recoveries of previous write-downs, would be recorded in accumulated other comprehensive income. If we determine that any future valuation adjustment was other-than-temporary, we would record a charge to earnings as appropriate.

Our financial assets measured at fair value on a recurring basis, subject to the disclosure requirements of SFAS 157 are as follows (in thousands):

	Fair Value Measurements at March 31, 2008
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Money Market funds	$14,275	$—	$—	$14,275
Total	$14,275	$—	$—	$14,275

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, or SFAS 159, which gives companies the option to measure eligible financial assets, financial liabilities, and firm commitments at fair value (i.e., the fair value option), on an instrument-by-instrument basis, that are otherwise not permitted to be accounted for at fair value under other accounting standards. The election to use the fair value option is available when an entity first recognizes a financial asset or financial liability or upon entering into a firm commitment. Subsequent changes in fair value must be recorded in earnings. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We adopted SFAS 159 in the first quarter of 2008 and the adoption did not have a material impact on our financial position or results of operations as we elected not to apply fair value on an instrument-by-instrument basis..

In June 2007, the Emerging Issues Task Force (Task Force) of the FASB reached a consensus on Issue No. 07-3 (“EITF 07-3”), Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities. Under EITF 07-3, nonrefundable advance payments for goods or services that will be used or rendered for research and development activities should be deferred and capitalized. Such payments should be recognized as an expense as the goods are delivered or the related services are performed, not when the advance payment is made. If a company does not expect the goods to be delivered or services to be rendered, the capitalized advance payment should be charged to expense. EITF 07-3 is effective for new contracts entered into in fiscal years beginning after December 15, 2007, and interim periods within those fiscal years. Earlier application is not permitted. We have adopted EITF 07-3 as of January 1, 2008. The adoption of EITF 07-3 did not have a material effect on our consolidated results of operations or financial condition.

In December 2007, the FASB issued SFAS No. 141R, Business Combinations. SFAS 141R will require, among other things, the expensing of direct transaction costs, including deal costs and restructuring costs as incurred, acquired in-process research and development assets to be capitalized, certain contingent assets and liabilities to be recognized at fair value and earn-our arrangements, including contingent consideration, may be required to be measured at fair value until settled, with changes in fair value recognized each period into earnings. In addition, material adjustments made to the initial acquisition purchase accounting will be required to be recorded back to the acquisition date. This will cause companies to revise previously reported results when reporting comparative financial information in subsequent filings. SFAS No. 141R is effective for the Company on a prospective basis for transactions occurring beginning on January 1, 2009 and earlier adoption is not permitted. SFAS No. 141R may have a material impact on the Company’s consolidated financial position, results of operations and cash flows if we enter into material business combinations after January 1, 2009.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51” (“SFAS No. 160”). SFAS No. 160 requires minority interests to be recharacterized as noncontrolling interests and reported as a component of equity. In addition, SFAS No. 160 requires that purchases or sales of equity interests that do not result in a change in control be accounted for as equity transactions and, upon a loss of control, requires the interests sold, as well as any interests retained, to be recorded at fair value with any gain or loss recognized in earnings. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008, with early adoption prohibited. We do not expect a material impact on our financial statements from the adoption of this standard.

In March 2008, the FASB issued SFAS No. 161 (“SFAS 161”), Disclosures about Derivative Instruments and Hedging Activities, as an amendment to SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS 161 requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. The fair value of derivative instruments and their gains and losses will need to be presented in tabular format in order to present a more complete picture of the effects of using derivative instruments. SFAS 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008. We are currently evaluating the impact of adopting this pronouncement.

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

Our exposure to market risk relates to our cash and investments and to our borrowings. We maintain an investment portfolio of money market funds and qualified purchaser funds. The securities in our investment portfolio are not leveraged, and are, due to their very short-term nature, subject to minimal interest rate risk. We currently do not hedge interest rate exposure. Because of the short-term maturities of our investments, we do not believe that a change in market interest rates would have a significant negative impact on the value of our investment portfolio except for reduced income in a low interest rate environment. At March 31, 2008, we had cash and cash equivalents of $14.6 million. The weighted average interest rate related to our cash and cash equivalents for the year ended March 31, 2008 was 3.7%. As of March 31, 2008, the principal value of our credit line was $12.0 million, which bears a weighted average interest rate of 10.0%.

The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest our excess cash in debt instruments of the U.S. Government and its agencies, bank obligations, repurchase agreements and high-quality corporate issuers, and money market funds that invest in such debt instruments, and, by policy, restrict our exposure to any single corporate issuer by imposing concentration limits. To minimize the exposure due to adverse shifts in interest rates, we maintain investments at an average maturity of generally less than one month.

Item 4T. Controls and Procedures

The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Securities and Exchange Commission (“SEC”) Rule 13a-15(e) as of March 31, 2008. Based on that evaluation, management has concluded that the Company’s disclosure controls and procedures are effective to ensure that information the Company is required to disclose in reports that it files or submits under the Securities Exchange Act is communicated to management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

Beginning in the fourth quarter of 2007 and continuing into the first quarter of 2008, we have implemented standards and procedures at OTI, upgrading and establishing controls over accounting systems, and adding employees who are trained and experienced in the preparation of financial statements in accordance with U.S. GAAP to ensure that we have in place appropriate internal control over financial reporting at OTI.   Other than as set forth above with respect to OTI, there have been no changes to the Company’s internal control over financial reporting that occurred during the Company’s first quarter of 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On May 7, 2007, Ophthalmic Imaging Systems, or OIS, sued Steven Verdooner, its former president and our then Executive Vice President, Instrumentation, in California Superior Court for the County of Sacramento.  The complaint sought damages for breach of fiduciary duty, intentional interference with contract and intentional interference with prospective economic advantage. On August 31, 2007, OIS filed a First Amended Complaint, re-alleging its claims and seeking damages in excess of $7,000,000 from Mr. Verdooner.  The Company agreed to indemnify Mr. Verdooner in connection with this action as a former officer.  His employment with the Company was terminated on January 11, 2008.

On April 14, 2008, OIS was granted leave to file a Second Amended Complaint to add claims for tortious interference with contractual relations and prospective business advantage and aiding and abetting against the Company and The Frost Group, LLC. The Frost Group members include a trust controlled by Dr. Phillip Frost, the Company’s Chief Executive Officer and Chairman, Dr. Jane H. Hsiao, Vice Chairman of the board of directors and Chief Technical Officer, Steven D. Rubin, Executive Vice President - Administration and a director of the Company, and Rao Uppaluri, the Chief Financial Officer of the Company.  OIS filed the Second Amended Complaint on April 23, 2008, claiming in excess of $7,000,000 in damages against the Company and the Frost Group for intentional interference, conspiracy and aiding and abetting, along with enhanced damages, injunctive relief and costs and attorneys'  fees.  The Company believes this action is without merit and intends to vigorously defend  the claims.  The Company has not yet responded to the complaint, and discovery is ongoing.  No trial date has been set.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors described in the “Risk Factors” section in our Annual Report on Form 10-K for the year ended December 31, 2007, which could materially affect our business, results of operations, financial condition or liquidity. The risks described in our Annual Report are not the only risk facing us. Additional risks and uncertainties not currently known to us or that we currently believe are immaterial also may materially adversely affect our business, results of operations, financial condition or liquidity. There have been no material changes to the risks described in our Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits.

Exhibit Number	Description
2.1 (1)	Amended and Restated Certificate of Incorporation.

2.2 (2)	Amended and Restated By-Laws.

31.1	Certification by Phillip Frost, Chief Executive Officer, pursuant to Exchange Act Rules 13a-14 and 15d-14.

31.2	Certification by Rao Uppaluri, Chief Financial Officer, pursuant to Exchange Act Rules 13a-14 and 15d-14.

32.1	Certification by Phillip Frost, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Rao Uppaluri, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed with the Company’s Current Report on Form 8-A filed with the Securities and Exchange Commission on June 11, 2007, and incorporated herein by reference.

(2)
Filed with the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2008 for the Company’s fiscal year ended December 31, 2007, and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 14, 2008	OPKO Health, Inc.

/s/ Adam Logal
Adam Logal
Executive Director of Finance, Chief Accounting Officer and Treasurer

EXHIBIT INDEX

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