Form 10-Q
period 2008-06-30
Opko Health, Inc.
filed 2008-08-08
CIK 944809

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☐ NO ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):
YES ☐ NO ☒

As of July 30, 2008, the registrant had 184,651,391 shares of common stock, par value $0.01, outstanding.

Page(s)
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements:

Condensed Consolidated Balance Sheets as of June 30, 2008 and December 31, 2007 (unaudited)	5

Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2008 and June 30, 2007 (unaudited)	6

Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2008 and June 30, 2007 (unaudited)	7

Notes to Financial Statements (unaudited)	8

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3. Quantitative and Qualitative Disclosures About Market Risk	20

Item 4. Controls and Procedures	20

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	20

Item 1A. Risk Factors	21

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	21

Item 3. Defaults Upon Senior Securities	21

Item 4. Submission of Matters to a Vote of Security Holders	21

Item 5. Other Information	22

Item 6. Exhibits	23

Signatures	24

Exhibit Index
EX-31.1 Section 302 Certification of CEO
EX-31.2 Section 302 Certification of CFO
EX-32.1 Section 906 Certification of CEO
EX-32.2 Section 906 Certification of CFO

PART I. FINANCIAL INFORMATION

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report contains “forward-looking statements,” as that term is defined under the Private Securities Reform Litigation Act of 1995, or PSLRA, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements include statements about our expectations, beliefs or intentions regarding our product development efforts, business, financial condition, results of operations, strategies or prospects. You can identify forward-looking statements by the fact that these statements do not relate strictly to historical or current matters. Rather, forward-looking statements relate to anticipated or expected events, activities, trends or results as of the date they are made. Because forward-looking statements relate to matters that have not yet occurred, these statements are inherently subject to risks and uncertainties that could cause our actual results to differ materially from any future results expressed or implied by the forward-looking statements. Many factors could cause our actual activities or results to differ materially from the activities and results anticipated in forward-looking statements. These factors include those described below and elsewhere in this Quarterly Report on Form 10-Q, in “Item 1A-Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2007, and such factors as are described from time to time in our reports filed with the Securities and Exchange Commission. We do not undertake any obligation to update forward-looking statements. We intend that all forward-looking statements be subject to the safe-harbor provisions of the PSLRA. These forward-looking statements are only predictions and reflect our views as of the date they are made with respect to future events and financial performance.

Risks and uncertainties, the occurrence of which could adversely affect our business, include the following:

•	We have a history of operating losses and we do not expect to become profitable in the near future.
•	Our technologies are in an early stage of development and are unproven.
•	Our drug research and development activities may not result in commercially viable products.
•	We will require substantial additional funding during the first half of 2009, which may not be available to us on acceptable terms, or at all.
•	We are highly dependent on the success of our lead product candidate, bevasiranib, and we cannot give any assurance that it will receive regulatory approval or be successfully commercialized.
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

Item 1. Financial Statements:

OPKO Health, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited) (in thousands except share data)

	June 30, 2008	December 31, 2007
ASSETS
Current assets
Cash and cash equivalents	$5,484	$23,373
Accounts receivable, net	1,131	1,689
Inventory	3,230	2,214
Prepaid expenses and other current assets	1,713	1,936
Total current assets	11,558	29,212
Property and equipment, net	598	410
Intangible assets, net	8,594	9,931
Other assets	162	15
Total assets	$20,912	$39,568

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$2,635	$3,319
Accrued expenses	4,567	3,858
Capital lease obligations and current portion of note payable, net unamortized discount of $0 and$8, respectively	70	2,546
Total current liabilities	7,272	9,723
Long-term liabilities and capital lease obligations	1,143	1,372
Line of credit with related party, net unamortized discount of $214 and $311, respectively	11,786	11,689
Total liabilities	20,201	22,784
Commitments and contingencies
Shareholders’ equity
Series A Preferred stock - $0.01 par value, 4,000,000 shares authorized; 876,767 and 954,799 shares issued and outstanding (liquidation value of $2,302 and $2,387) at June 30, 2008 and December 31, 2007, respectively	9	10
Series C Preferred Stock - $0.01 par value, 500,000 shares authorized; no shares issued or outstanding	-	-
Common Stock - $0.01 par value, 500,000,000 shares authorized; 184,529,281 and 178,344,608 shares issued and outstanding at June 30, 2008 and December 31, 2007, respectively	1,845	1,783
Additional paid-in-capital	290,008	284,273
Accumulated deficit	(291,151)	(269,282)
Total shareholders’ equity	711	16,784
Total liabilities and shareholders’ equity	$20,912	$39,568

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

OPKO Health, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except share data)

	For the three months ended June 30,		For the six months ended June 30,
	2008	2007	2008	2007
Revenue	$879	$-	$3,703	$-
Cost of goods sold	1,025	-	4,355	-
Gross margin (deficit)	(146)	-	(652)	-
Operating expenses:
Selling, general and administrative	3,218	5,339	8,562	5,428
Research and development	5,479	5,434	9,835	11,507
Write-off of acquired in-process research and development	1,398	-	1,398	243,761
Other operating expenses, principally amortization of intangible assets	428	-	854	-
Total operating expenses	10,523	10,773	20,649	260,696
Operating loss	(10,669)	(10,773)	(21,301)	(260,696)
Other (expense) income, net	(249)	(165)	(518)	(178)
Loss before income taxes and loss from OTI	(10,918)	(10,938)	(21,819)	(260,874)
Income taxes	39	-	60	-
Net loss before loss from OTI	(10,879)	(10,938)	(21,759)	(260,874)
Loss from OTI	-	(35)	-	(35)
Net loss	(10,879)	(10,973)	(21,759)	(260,909)
Preferred stock dividend	(55)	(113)	(110)	(122)
Net loss attributable to common shareholders	$(10,934)	$(11,086)	$(21,869)	$(261,031)
Loss per share, basic and diluted	$(0.06)	$(0.09)	$(0.12)	$(2.86)

Weighted average number of shares outstanding - basic and diluted	183,707,302	117,871,000	182,139,632	91,399,000

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

OPKO Health, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	For the six months ended June 30,
	2008	2007
Cash flows from operating activities
Net loss	$(21,759)	$(260,909)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	906	8
Write-off of acquired in-process research and development	1,398	243,761
Accretion of debt discount related to notes payable	109	69
Loss from investment in OTI	-	35
Share based compensation - employees and non-employees	4,209	11,947
Changes in:
Accounts receivable, net	558	-
Inventory	(1,015)	-
Prepaid expenses and other current assets	222	86
Other assets	(148)	(7)
Accounts payable	(812)	(577)
Accrued expenses and long-term liabilities	882	(744)
Net cash used in operating activities	(15,450)	(6,331)
Cash flows from investing activities
Acquisition of OTI	-	(5,000)
Acquisition of businesses, net of cash	48	1,135
Capital expenditures	(239)	(21)
Net cash used in investing activities	(191)	(3,886)
Cash flows from financing activities:
Issuance of common stock	-	16,284
Insurance financing	190	-
Proceeds from the exercise of stock options and warrants	269	-
Repayments of notes payable and capital lease obligations	(2,707)	-
Net cash (used in) provided by financing activities	(2,248)	16,284
Net (decrease) increase in cash and cash equivalents	(17,889)	6,067
Cash and cash equivalents at beginning of period	23,373	116
Cash and cash equivalents at end of period	$5,484	$6,183

SUPPLEMENTAL INFORMATION
Interest paid	$98	$163
NON-CASH INVESTING AND FINANCING ACTIVITES
Issuance of Capital Stock to acquire Vidus and Acuity in 2008 and 2007	$1,319	$243,623

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

OPKO Health, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 1 BUSINESS AND ORGANZIATION

We are a specialty healthcare company focused on the discovery, development, and commercialization of proprietary pharmaceuticals, imaging and diagnostic systems, and instruments for the treatment, diagnosis, and management of ophthalmic disorders. Our objective is to establish industry-leading positions in large and rapidly growing segments of ophthalmology by leveraging our preclinical and development expertise and our novel and proprietary technologies. We actively explore opportunities to acquire complementary pharmaceuticals, compounds, and technologies, which could, individually or in the aggregate, materially increase the scale of our business. We also intend to explore strategic opportunities in other medical markets that would allow us to benefit from our business and global distribution expertise, and which have operational characteristics that are similar to ophthalmology, such as dermatology. We are a Delaware corporation, headquartered in Miami, Florida, with instrumentation operations in Toronto, Ontario (Canada) and clinical operations in Morristown, New Jersey.

The three and six month periods ended June 30, 2007 includes our minority interest results for OTI, which we acquired on April 13, 2007. We acquired the remaining stock of OTI on November 28, 2007 and as a result, the 2008 period reflects the full operations of OTI.

NOTE 2 LIQUIDITY

We have not generated positive cash flow from operations since our inception, and we expect to incur losses from operations for the foreseeable future. We expect to incur substantial research and development expenses, including expenses related to the hiring of personnel and additional clinical trials. We expect that selling, general and administrative expenses will also increase as we expand our sales, marketing and administrative staff and add infrastructure.

We do not have the cash and cash equivalents on hand at June 30, 2008 sufficient to meet our anticipated cash requirements for operations and debt service for the next 12 months, and we will require additional funding during the first half of 2009. If we accelerate our product development programs or initiate additional clinical trials, we will need additional funds earlier. Our future cash requirements will depend on a number of factors, including the continued progress of our research and development of product candidates, the timing and outcome of clinical trials and regulatory approvals, the costs involved in preparing, filing, prosecuting, maintaining, defending, and enforcing patent claims and other intellectual property rights, the status of competitive products, the availability of financing, and our success in developing markets for our product candidates. If we are not able to secure additional funding when needed, we may have to delay, reduce the scope of, or eliminate one or more of our clinical trials or research and development programs, and take other actions designed to reduce our cost of operations, all of which may not significantly extend the period of time that we will be able to continue operations without raising additional funding.

We intend to finance additional research and development projects, clinical trials and our future operations with a combination of private placements, payments from potential strategic research and development, licensing and/or marketing arrangements, the issuance of debt or equity securities, debt financing and revenues from future product sales, if any. To the extent we raise additional capital by issuing equity securities or obtaining borrowings convertible into equity, ownership dilution to existing stockholders will result and future investors may be granted rights superior to those of existing stockholders. Other than as set forth in Note 10, we do not currently have any commitments for future external funding and there can be no assurance that additional capital will be available to us on acceptable terms, or at all.

NOTE 3 SUMMARY OF SIGNIFICANT ACCCOUNTING POLICIES

Basis of Presentation. The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) considered necessary to present fairly the Company’s results of operations, financial position and cash flows have been made. The results of operations and cash flows for the six months ended June 30, 2008 are not necessarily indicative of the results of operations and cash flows that may be reported for the remainder of 2008 or for future periods. The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2007.

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

As of June 30, 2008, we held money market funds that are required to be measured at fair value on a recurring basis.

Any future fluctuation in fair value related to these instruments that is judged to be temporary, including any recoveries of previous write-downs, would be recorded in accumulated other comprehensive income. If we determine that any future valuation adjustment was other-than-temporary, we would record a charge to earnings as appropriate.

Our financial assets measured at fair value on a recurring basis, subject to the disclosure requirements of SFAS 157 are as follows (in thousands):

	Fair Value Measurements at June 30, 2008
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Money market funds	$4,896	$—	$—	$4,896
Total	$4,896	$—	$—	$4,896

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, or SFAS 159, which gives companies the option to measure eligible financial assets, financial liabilities, and firm commitments at fair value (i.e., the fair value option), on an instrument-by-instrument basis, that are otherwise not permitted to be accounted for at fair value under other accounting standards. The election to use the fair value option is available when an entity first recognizes a financial asset or financial liability or upon entering into a firm commitment. Subsequent changes in fair value must be recorded in earnings. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We adopted SFAS 159 in the first quarter of 2008 and the adoption did not have any impact on our financial position or results of operations as we elected not to apply fair value on an instrument-by-instrument basis.

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

NOTE 4 ACQUISITION

On May 6, 2008, we completed the acquisition of Vidus Ocular, Inc. (“Vidus”), a privately-held company that is developing Aquashunt™, a shunt to be used in the treatment of glaucoma. Pursuant to a Securities Purchase Agreement with Vidus, each of its stockholders, and the holders of convertible promissory notes issued by Vidus, we acquired all of the outstanding stock and convertible debt of Vidus in exchange for (i) the issuance and delivery at closing of 658,080 shares of our common stock (the “Closing Shares”); (ii) the issuance of 488,420 shares of our common stock to be held in escrow pending the occurrence of certain development milestones (the “Milestone Shares”); and (iii) the issuance of options to acquire 200,000 shares of our common stock. Additionally, in the event that the stock price for our common stock at the time of receipt of approval or clearance by the U.S. Food & Drug Administration of a pre-market notification 510(k) relating to the Aquashunt is not at or above a specified price, we will be obligated to issue an additional 413,850 shares of its common stock. A portion of the Closing Shares and the Milestone Shares will remain in escrow for a period of one year to satisfy indemnification claims.

We have accounted for this acquisition as an asset acquisition. We valued our common stock issued to Vidus’ stockholders at the average closing price on the date of the acquisition and the two days prior to the transaction, or $1.65 per share. In addition, we valued the options to acquire our common stock that were issued to the founders of Vidus using the black-scholes pricing model and recorded the value of those options as part of the purchase price of Vidus, or $1.17 per common stock option. All other contingent consideration will be valued and added to the purchase price if the milestones occur.

The table below reflects the estimated fair value of the net assets acquired at the date of acquisition:

(in thousands)
Current assets (cash of $48)	$48
In-process research and development	1,398
Accounts payable and accrued expenses	(127)
Total purchase price	$1,319

The portion of the purchase price allocated to in-process research and development of $1.4 million was immediately expensed. The purchase consideration issued and the purchase price allocations are preliminary pending completion and review of related valuation procedures. As a result the amounts above are subject to change.

The following tables include the pro forma results for the three and six month periods ended June 30, 2008 and June 30, 2007, respectively, of the combined companies as though the acquisition of Vidus had been completed as of the beginning of each period, respectively. The operating results of Vidus after May 6, 2008 have been included in our operating results in the accompanying condensed consolidated financial statements.

(in thousands, except per share amounts)	For the three months ended June 30, 2008	For the three months ended June 30, 2007
Revenue	$879	$-
Net loss attributable to common shareholders	$(11,189)	$(11,348)
Basic and diluted loss per share	$(0.06)	$(0.10)

(in thousands, except per share amounts)	For the six months ended June 30, 2008	For the six months ended June 30, 2007
Revenue	$3,703	$-
Net loss attributable to common shareholders	$(22,415)	$(261,412)
Basic and diluted loss per share	$(0.12)	$(2.84)

NOTE 5 LOSS PER SHARE

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

A total of 29,515,241 and 43,104,781 common stock equivalents have been excluded from the calculation of net loss per share in the three months ended June 30, 2008 and June 30, 2007, respectively, and a total of 26,856,410 and 24,710,590 common stock equivalents have been excluded from the calculation of net loss per share in the six months ended June 30, 2008 and June 30, 2007, respectively, because their inclusion would be anti-dilutive.

NOTE 6 COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS

(in thousands)	June 30, 2008	December 31, 2007
Accounts receivable, net:
Accounts receivable	$1,596	$2,154
Less allowance for doubtful accounts	(465)	(465)
	$1,131	$1,689
Inventories:
Raw materials (components)	$2,493	$1,913
Finished products	737	301
	$3,230	$2,214
Intangible assets, net:
Technology	$4,597	$4,597
Customer relationships	2,978	2,978
Covenants not to compete	317	317
Tradename	195	195
Other	262	262
Less amortization	(1,004)	(150)
Goodwill	1,249	1,732
	$8,594	$9,931

On November 28, 2007, we acquired Ophthalmic Technologies, Inc. (“OTI”), for approximately $11.7 million. We allocated the purchase price to the identifiable tangible and intangible assets acquired and liabilities assumed based on their respective fair values under the provisions of SFAS No. 141, Business Combinations (SFAS No. 141). We believe the estimated fair values assigned to the OTI assets acquired and liabilities assumed are based on reasonable assumptions. However, the fair value estimates for the purchase price allocation may change during the allowable allocation period under SFAS No. 141, which is up to one year from the acquisition date, if additional information becomes available that would require changes to our estimates.

NOTE 7 TERM LOAN

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

NOTE 8 COMMITMENTS AND CONTINGENCIES

On May 7, 2007, Ophthalmic Imaging Systems filed a lawsuit against one of our former employees for breach of fiduciary duty, intentional interference with contract and intentional interference with prospective economic advantage. The Company agreed to indemnify the former employee, who has since been terminated. On April 14, 2008, the plaintiff was granted leave to file a Second Amended Complaint to add claims for tortious interference with prospective business advantage and aiding and abetting against the Company and The Frost Group, LLC, (a related party) seeking in excess of $7 million in damages. Discovery in this matter is ongoing.  The Company believes this action is without merit and is vigorously defending itself against the claims. It is too early to assess the probability of a favorable or unfavorable outcome, or the loss or range of loss or indemnification obligation, if any, and therefore, no amounts have been accrued relating to this action.

We are a party to other litigation in the ordinary course of business. We do not believe that any such other litigation will have a material adverse effect on our business, financial condition, or results of operations.

Upon the termination of an employee of OTI, we became obligated at the former employee’s sole option to acquire up to 10% of the shares issued to the employee in connection with the acquisition of OTI at a price of $3.55 per share. The total potential obligation for this former employee is approximately $0.1 million. In addition, an existing employee of OTI has the same provision within his employment arrangement with a potential obligation of approximately $0.3 million. We have recorded approximately $0.2 million in accrued expenses as of June 30, 2008 based on the estimated fair value of these put options.

On March 25, 2008, OTI received a warning letter in connection with a FDA inspection of OTI’s Toronto facility in July and August of 2007. The warning letter cited several deficiencies in OTI’s quality, record keeping, and reporting systems relating to certain of OTI’s products, including the OTI Scan 1000, OTI Scan 2000, and OTI OCT/SLO combination imaging system. Based upon the observations noted in the warning letter, OTI is not currently in compliance with cGMP. The FDA indicated that it issued an Import Alert and may refuse admission of these products into the United States. As a result, we are not currently permitted to sell these devices in the United States, and our pending 510(k) pre-market notification submission for the OCT/SLO combination imaging system will be delayed until the violations have been corrected. We have determined that a limited number of the OCT/SLO imaging systems were shipped to customers in the United States prior to our receipt of the warning letter and prior to clearance of a 510(k) submission. We have contacted our customers to recover the limited number of OCT/SLO products at issue and are in the process of reimbursing customers for such products. We are also evaluating the amount of any reimbursement made by federal health care programs for procedures utilizing the OCT/SLO device.

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

In connection with our acquisition of Vidus, we are required to release from escrow, or issue, up to 902,270 shares our common stock upon the achievement of certain milestones. Refer to Note 4.

NOTE 9 RELATED PARTY TRANSACTIONS

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

We reimburse Dr. Frost for Company-related use by Dr. Frost and our other executives of an airplane owned by a company that is beneficially owned by Dr. Frost. We reimburse Dr. Frost in an amount equal to the cost of a first class airline ticket between the travel cities for each executive, including Dr. Frost, traveling on the airplane for Company-related business. We do not reimburse Dr. Frost for personal use of the airplane by Dr. Frost or any other executive nor do we pay for any other fixed or variable operating costs of the airplane. During the three and six months ended June 30, 2008, we reimbursed Dr. Frost approximately $44,000 and $86,000, respectively, for Company-related travel by Dr. Frost and other OPKO executives.

During the three and six months ended June 30, 2008, we reimbursed SafeStitch Medical, Inc. (“SafeStitch”) approximately $37,000, for time SafeStitch’s personnel spent assisting us with the implementation of certain quality and control standard operating procedures at our manufacturing facility in Toronto, Ontario. Jane Hsiao, our Vice Chairman and Chief Technical Officer, serves as chairman of the board of directors for SafeStitch; and Steven Rubin, our Executive Vice President-Administration, and Richard Pfenniger, each of whom are members of our board of directors also serve on the board of directors of SafeStitch.

We have a fully utilized $12.0 million line of credit with The Frost Group, LLC, or the Frost Group, a related party. The Frost Group members include a trust controlled by Dr. Phillip Frost, who is the Company’s Chief Executive Officer and Chairman of the board of directors, Dr. Jane H. Hsiao, who is the Vice Chairman of the board of directors and Chief Technical Officer, Steven D. Rubin who is Executive Vice President - Administration and a director of the Company, and Rao Uppaluri who is the Chief Financial Officer of the Company. We are obligated to pay interest upon maturity, capitalized quarterly, on outstanding borrowings under the line of credit at a 10% annual rate, which is due July 11, 2009. The line of credit is collateralized by all of our personal property except our intellectual property.

NOTE 10 SUBSEQUENT EVENT

Pursuant to a Stock Purchase Agreement, dated as of August 8, 2008, a group of investors, which included members of The Frost Group, LLC, a private investment group controlled by Dr. Phillip Frost, M.D., Chairman and CEO of the Company, have agreed to make a $15 million investment in the Company. Under the terms of the investment, the Company will issue to investors 13,513,514 shares of the Company’s common stock, par value $.01 (the “Shares”), at $1.11 per share, representing an approximately 40% discount to the five-day average closing price of the common stock on the American Stock Exchange (the “Investment”). The Closing of the Investment and the issuance and delivery of the Shares will occur approximately twenty (20) days after the mailing of an Information Statement to stockholders, which we currently anticipate will be on or around September 10, 2008.

The Shares issued in the Investment will be restricted securities, subject to a two year lockup, and no registration rights have been granted. The issuance of the Shares will be exempt from the registration requirements under the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof, because the transaction does not involve a public offering.

In addition to Frost Gamma Investments Trust, of which Phillip Frost, M.D., is the sole trustee, The Frost Group also includes Dr. Jane Hsiao, Vice Chairman and Chief Technical Officer of OPKO, Dr. Rao Uppaluri, the Company’s Chief Financial Officer, and Mr. Steven D. Rubin, the Company’s Executive Vice President-Administration.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

You should read this discussion together with the Financial Statements, related Notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2007 (the “ Form 10-K”). The following discussion contains assumptions, estimates and other forward-looking statements that involve a number of risks and uncertainties, including those discussed under “Risk Factors,” in Part I, Item 1A of our Form 10-K. These risks could cause our actual results to differ materially from those anticipated in these forward-looking statements.

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

We expect to incur substantial losses as we continue the development of our product candidates, particularly bevasiranib, continue our other research and development activities, and establish a sales and marketing infrastructure in anticipation of the commercialization of our product candidates. We currently have limited commercialization capabilities, and it is possible that we may never successfully commercialize any of our pharmaceutical product candidates. To date, we have devoted a significant portion of our efforts towards research and development. As of June 30, 2008, we had an accumulated deficit of $291.2 million. Since we do not generate revenue from any of our pharmaceutical product candidates and have only generated limited revenue from our instrumentation business, we expect to continue to generate losses in connection with the continued clinical development of bevasiranib and the research and development activities relating to our technology and other product candidates. Such research and development activities are budgeted to expand over time and will require further resources if we are to be successful. As a result, we believe that our operating losses are likely to be substantial over the next several years. We will need to obtain additional funds during the first half of 2009 to further develop our research and development programs, and there can be no assurance that additional capital will be available to us on acceptable terms, or at all.

RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED JUNE 30, 2008 AND 2007

The three month period ended June 30, 2007 includes our minority interest results for OTI, which we acquired on April 13, 2007. We acquired the remaining stock of OTI on November 28, 2007 and as a result, the 2008 period reflects the full operations of OTI.

Revenue. Revenue for the three months ended June 30, 2008 was $0.9 million. All revenue was generated from sales of OTI’s ophthalmic instrumentation products. Until the acquisition of OTI on November 28, 2007, we did not generate any revenue. There were limited sales of OTI’s OCT/SLO product internationally and no sales of the OCT/SLO product in the U.S. during the quarter ended June 30, 2008. Commencement of sales for this product in the U.S. will not occur until we have received clearance of the premarket notification 510(k) for the device by the U.S. Food and Drug Administration (“FDA”) and have satisfied the FDA with our response to the March 25, 2008 warning letter received by OTI. We expect revenue to increase during the second half of 2008 and first half of 2009 as we complete the transition of manufacturing our OCT/SLO product in-house and begin selling the OCT/SLO product in the U.S. following receipt of clearance of the premarket notification 510(k) for the device by the FDA.

Gross margin (deficit). Gross deficit for the three months ended June 30, 2008 was ($0.1) million and was entirely related to our ophthalmic instrumentation product sales. The gross deficit was negatively impacted by manufacturing costs associated with the introduction of our new OCT/SLO model internationally. In addition, gross deficit was impacted as we incurred approximately $0.4 million to bring manufacturing of our OCT/SLO product in-house, including excess capacity costs.

Selling, General and Administrative Expense. Selling, general and administrative expense for the three months ended June 30, 2008 was $3.2 million compared to $5.3 million of expense for the comparable period of 2007. Selling, general and administrative expense primarily related to personnel costs, including stock-based compensation of $0.9 million and $2.6 million, for the three months ended June 30, 2008 and June 30, 2007, respectively, and professional fees. The 2007 period primarily reflects personnel costs including approximately $2.6 million of expense related to stock-based compensation and professional fees. As we prepare to sell OTI’s OCT/SLO product in the U.S., we anticipate sales and marketing expenses will increase in the later part of 2008 and thereafter.

Research and Development Expense. Research and development expense during the three months ended June 30, 2008 was $5.5 million compared to $5.4 million for the comparable period of 2007. The expense during the three months ended June 30, 2008 primarily reflects the cost of our ongoing Phase III clinical trial for bevasiranib, including costs of clinical trial site and monitoring expenses, clinical supplies, personnel costs and outside professional fees. Also included in personnel costs for the 2008 three-month period was $0.6 million of stock-based compensation expense. Research and development expense for the 2007 three-month period primarily relates to stock based compensation expense of $3.3 million, of which $2.0 million was reversed in the third quarter of 2007 as a result of the termination of a consulting agreement. Under SFAS 123R, when a stock based compensation award is forfeited prior to vesting, all compensation expense recorded in previous periods is reversed in the period of forfeiture.

Write-off of Acquired In-Process Research and Development. On May 6, 2008, we acquired Vidus Ocular, Inc. (“Vidus”), a privately held company that is developing Aquashunt™, for the treatment of glaucoma, in a stock for stock transaction. We recorded the assets and liabilities at fair value, and as a result, we recorded acquired in-process research and development expense and recorded a charge of $1.4 million. We did not have any such activity during the three months ended June 30, 2007.

Other operating expenses. Other operating expenses primarily include amortization of intangible assets acquired from OTI on November 28, 2007. We did not record any amortization expense during the quarter ended June 30, 2007.

Other Income and Expenses. Other expense was $0.2 million, net of $0.1 million of interest income for the second quarter of 2008 compared to $0.2 million of other expense for the 2007 period, net of $0.1 million of other income. Other income primarily consists of interest earned on our cash and cash equivalents and interest expense reflects the interest incurred on our line of credit.

Income taxes. The income tax benefit for the three months ended June 30, 2008 reflects our estimated Canadian provincial tax credit that is refundable once we file our tax return. This credit relates to Research and Development expenses incurred at our OTI locations. We did not have similar refundable credits during the three months ended June 30, 2007.

FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007

The six month period ended June 30, 2008 includes our operations, as well as the operations of OTI, which we acquired on November 28, 2007. The six months ended June 30, 2007 include our results for the full period and the results of operations from Acuity Pharmaceuticals, Inc., or Acuity, subsequent to our acquisition on March 27, 2007.

Revenue. Revenue for the six months ended June 30, 2008 was $3.7 million. All revenue was generated from sales of OTI’s ophthalmic instrumentation products. Until the acquisition of OTI, we did not generate any revenue. During 2008, the majority of our revenue has been from international sales. There were no OCT/SLO product sales in the U.S. during the first six months of 2008. Commencement of sales for this product in the U.S. will not occur until we have received clearance of the premarket notification 510(k) for the device by the FDA and have satisfied the FDA with our response to the March 25, 2008 warning letter received by OTI. We anticipate revenue will increase during the remainder of 2008 and first half of 2009 as we move production of components for the OCT/SLO in-house and begin selling the OCT/SLO product in the U.S. once we receive clearance of the premarket notification 510(k) for the device by the FDA.

Gross margin (deficit). Gross deficit for the six months ended June 30, 2008 was ($0.7) million and was entirely related to our ophthalmic instrumentation product sales. The gross deficit was negatively impacted by manufacturing costs associated with the introduction of our new OCT/SLO model internationally. In addition, during the first six months of 2008, gross deficit was impacted as we incurred approximately $0.9 million to bring manufacturing of our OCT/SLO product in-house, including costs associated with production development and excess capacity costs. We anticipate that our margin will improve as we begin manufacturing more components in-house and as we begin selling the OCT / SLO product in the U.S.

Selling, General and Administrative Expense. Selling, general and administrative expense for the six months ended June 30, 2008 was $8.6 million compared to $5.4 million of expense for the comparable period of 2007. Selling, general and administrative expense for the six months ended June 30, 2008 primarily related to personnel costs, including stock-based compensation of $2.9 million and professional fees. In addition, as a result of our acquisition of OTI on November 28, 2007, our selling expenses reflect a full six months of post acquisition activity for OTI. As we prepare to sell OTI’s OCT/SLO product in the U.S., we anticipate these expenses will increase in the later part of 2008 and thereafter. We acquired Acuity on March 27, 2007 and we had limited operations prior to that, resulting in limited operating expenses during a portion of the 2007 period. The 2007 period includes approximately $2.7 million of expense related to stock-based compensation and professional fees.

Research and Development Expense. Research and development expense during the six months ended June 30, 2008 was $9.8 million compared to $11.5 million for the comparable period of 2007. The 2008 period expense primarily reflects the cost of our ongoing Phase III clinical trial for bevasiranib, including costs of clinical trial sites and monitoring expenses, clinical supplies, personnel costs and outside professional fees. Also included in personnel costs for the 2008 six month period was $1.3 million in stock based compensation expense. Research and development expense for the six month period of 2007 primarily relates to stock based compensation expense of $9.3 million, of which $7.9 million was reversed in the third quarter of 2007 as a result of the termination of a consulting agreement. Under SFAS 123R, when a stock based compensation award is forfeited prior to vesting, all compensation expense recorded in previous periods is reversed in the period of forfeiture.

Write-off of Acquired In-Process Research and Development. On May 6, 2008, we acquired Vidus in a stock for stock transaction. We recorded the assets and liabilities at fair value, and as a result, we recorded acquired in-process research and development expense and recorded a charge of $1.4 million. On March 27, 2007, we acquired Acuity in a stock for stock transaction. We recorded the assets and liabilities at fair value, and as a result, we recorded acquired in-process research and development expense and recorded a charge of $243.8 million. We did not have any such activity during the 2008 period.

Other operating expenses. Other operating expenses primarily include amortization of our intangible assets acquired from OTI on November 28, 2007. We did not record any amortization expense during the first six months of 2007.

Other Income and Expenses. Other expense was $0.5 million, net of $0.2 million of interest income for the first six months of 2008 compared to $0.2 million of interest expense for the 2007 period. Other income primarily consists of interest earned on our cash and cash equivalents and interest expense reflects the interest incurred on our line of credit.

Income taxes. The income tax benefit for the first six months of 2008 reflects our estimated Canadian provincial tax credit that is refundable once we file our tax return. This credit relates to Research and Development expenses incurred at our OTI locations. We acquired OTI on November 28, 2007 and as a result, did not have similar refundable credits during the first six months of 2007.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2008, we had cash and cash equivalents of approximately $5.5 million as compared to $23.4 million at December 31, 2007. We used approximately $15.5 million of cash in operations during the six months ended June 30, 2008. Cash was primarily used in our on-going Phase III clinical trial for bevasiranib and personnel costs supporting that trial and selling, general and administrative activities. Since our inception, we have not generated positive cash flow from operations and our primary source of cash has been from the private placement of stock and through credit facilities available to us.

On January 11, 2008, we repaid in full all outstanding amounts and terminated all of our commitments under the term loan with Horizon Financial Funding Company, LLC, or Horizon. The loan had an interest rate of 12.23%, and the principal was payable in 12 equal monthly installments which commenced August 2007. The total amount repaid in satisfaction of our obligations under the term loan was $2.4 million.

We currently have a fully utilized $12.0 million line of credit with The Frost Group, LLC, or the Frost Group, a related party. The Frost Group members include a trust controlled by Dr. Phillip Frost, who is the Company’s Chief Executive Officer and Chairman of the board of directors, Dr. Jane H. Hsiao, who is the Vice Chairman of the board of directors and Chief Technical Officer, Steven D. Rubin who is Executive Vice President - Administration and a director of the Company, and Rao Uppaluri who is the Chief Financial Officer of the Company. We are obligated to pay interest upon maturity, capitalized quarterly, on outstanding borrowings under the line of credit at a 10% annual rate, which is due July 11, 2009. The line of credit is collateralized by all of our personal property except our intellectual property.

On August 8, 2008, in exchange for a $15 million cash investment in the Company, we agreed to issue 13,513,514 shares of our common stock, par value $.01, to a group of investors which included members of The Frost Group. The shares will be issued at a price of $1.11 per share, representing an approximately 40% discount to the average trading price of our stock on the American Stock Exchange. The shares issued in the private placement will be restricted securities, subject to a two year lockup, and no registration rights have been granted. Refer to Note 10.

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

We do not have the cash and cash equivalents on hand at June 30, 2008 sufficient to meet our anticipated cash requirements for operations and debt service for the next 12 months and we will require additional funding during the first half of 2009. If we accelerate our product development programs or initiate additional clinical trials, we will need additional funds earlier. Our future cash requirements will depend on a number of factors, including the continued progress of our research and development of product candidates, the timing and outcome of clinical trials and regulatory approvals, the costs involved in preparing, filing, prosecuting, maintaining, defending, and enforcing patent claims and other intellectual property rights, the status of competitive products, the availability of financing, and our success in developing markets for our product candidates. If we are not able to secure additional funding when needed, we may have to delay, reduce the scope of, or eliminate one or more of our clinical trials or research and development programs, and take other actions designed to reduce our cost of operations, all of which may not significantly extend the period of time that we will be able to continue operations without raising additional funding.

We intend to finance additional research and development projects, clinical trials and our future operations with a combination of private placements, payments from potential strategic research and development, licensing and/or marketing arrangements, the issuance of debt or equity securities, debt financing and revenues from future product sales, if any. To the extent we raise additional capital by issuing equity securities or obtaining borrowings convertible into equity, ownership dilution to existing stockholders will result and future investors may be granted rights superior to those of existing stockholders. Other than as described in this section, we do not currently have any commitments for future external funding and there can be no assurance that additional capital will be available to us on acceptable terms, or at all.

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

Stock-Based Compensation. As of June 23, 2006 (the date of inception), we adopted Statement of Financial Accounting Standards, or SFAS No. 123(R). Share-Based Payments SFAS No. 123(R) replaces SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB No. 25. SFAS No. 123(R) requires that all stock-based compensation be recognized as an expense in the financial statements and that such cost be measured at the fair value of the award. Equity-based compensation arrangements to non-employees are accounted for in accordance with SFAS No. 123(R) and Emerging Issues Task Force Issue No. 96-18 (EITF 96-18), “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,” which requires that these equity instruments are recorded at their fair value on the measurement date. As prescribed under SFAS 123(R), we estimate the grant-date fair value of our stock option grants using a valuation model known as the Black-Scholes-Merton formula or the “Black-Scholes Model” and allocate the resulting compensation expense over the corresponding requisite service period associated with each grant. The Black-Scholes Model requires the use of several variables to estimate the grant-date fair value of stock options including expected term, expected volatility, expected dividends and risk-free interest rate. We perform significant analyses to calculate and select the appropriate variable assumptions used in the Black-Scholes Model. We also perform significant analyses to estimate forfeitures of equity-based awards as required by SFAS 123(R). We are required to adjust our forfeiture estimates on at least an annual basis based on the number of share-based awards that ultimately vest. The selection of assumptions and estimated forfeiture rates is subject to significant judgment and future changes to our assumptions and estimates may have a material impact on our Consolidated Financial Statements.

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

Appraisals inherently require significant estimates and assumptions, including but not limited to, determining the timing and estimated costs to complete the in-process R&D projects, projecting regulatory approvals, estimating future cash flows, and developing appropriate discount rates. We believe the estimated fair values assigned to the Vidus and OTI assets acquired and liabilities assumed are based on reasonable assumptions. However, the fair value estimates for the purchase price allocation may change during the allowable allocation period under SFAS No. 141, which is up to one year from the acquisition date, if additional information becomes available that would require changes to our estimates.

Allowance for Doubtful Accounts and Revenue Recognition. Generally, we recognize revenue from product sales when goods are shipped and title and risk of loss transfer to our customers. Certain of our products are sold directly to end-users and require that we deliver, install and train the staff at the end-users’ facility. As a result, we do not recognize revenue until the product is delivered, installed and training has occurred. Return policies in certain international markets for our medical device products provide for stringent guidelines in accordance with the terms of contractual agreements with customers. Our estimates for sales returns are based upon the historical patterns of products returned matched against the sales from which they originated, and management’s evaluation of specific factors that may increase the risk of product returns. The allowance for doubtful accounts recognized in our consolidated balance sheets at June 30, 2008 and December 31, 2007 was $0.5 million and $0.5 million, respectively.

Recent accounting pronouncements: In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, or SFAS 159, which gives companies the option to measure eligible financial assets, financial liabilities, and firm commitments at fair value (i.e., the fair value option), on an instrument-by-instrument basis, that are otherwise not permitted to be accounted for at fair value under other accounting standards. The election to use the fair value option is available when an entity first recognizes a financial asset or financial liability or upon entering into a firm commitment. Subsequent changes in fair value must be recorded in earnings. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We adopted SFAS 159 in the first quarter of 2008 and the adoption did not have any impact on our financial position or results of operations as we elected not to apply fair value on an instrument-by-instrument basis.

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

Our exposure to market risk relates to our cash and investments and to our borrowings. We maintain an investment portfolio of money market. The securities in our investment portfolio are not leveraged, and are, due to their very short-term nature, subject to minimal interest rate risk. We currently do not hedge interest rate exposure. Because of the short-term maturities of our investments, we do not believe that a change in market interest rates would have a significant negative impact on the value of our investment portfolio except for reduced income in a low interest rate environment. At June 30, 2008, we had cash and cash equivalents of $5.5 million. The weighted average interest rate related to our cash and cash equivalents for the year ended June 30, 2008 was 3.4%. As of June 30, 2008, the principal outstanding on our credit line was $12.0 million, which bears a weighted average interest rate of 10.0%.

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

Item 4. Controls and Procedures

The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Securities and Exchange Commission (“SEC”) Rule 13a-15(e) as of June 30, 2008. Based on that evaluation, management has concluded that the Company’s disclosure controls and procedures are effective to ensure that information the Company is required to disclose in reports that it files or submits under the Securities Exchange Act is communicated to management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

Beginning in the fourth quarter of 2007 and continuing through the first six months of 2008, we have implemented standards and procedures at OTI, upgrading and establishing controls over accounting systems, and adding employees who are trained and experienced in the preparation of financial statements in accordance with U.S. GAAP to ensure that we have in place appropriate internal control over financial reporting at OTI.   Other than as set forth above with respect to OTI, there have been no changes to the Company’s internal control over financial reporting that occurred during the Company’s second quarter of 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On April 14, 2008, OIS was granted leave to file a Second Amended Complaint to add claims for tortious interference with contractual relations and prospective business advantage and aiding and abetting against the Company and The Frost Group, LLC. The Frost Group members include a trust controlled by Dr. Phillip Frost, the Company’s Chief Executive Officer and Chairman, Dr. Jane H. Hsiao, Vice Chairman of the board of directors and Chief Technical Officer, Steven D. Rubin, Executive Vice President - Administration and a director of the Company, and Rao Uppaluri, the Chief Financial Officer of the Company.  OIS filed the Second Amended Complaint on April 23, 2008, claiming in excess of $7,000,000 in damages against the Company and the Frost Group for intentional interference, conspiracy and aiding and abetting, along with enhanced damages, injunctive relief and costs and attorneys' fees.  The Company believes this action is without merit and is vigorously defending itself against the claims.  Discovery is ongoing in this matter

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors described in the “Risk Factors” section in our Annual Report on Form 10-K for the year ended December 31, 2007, which could materially affect our business, results of operations, financial condition or liquidity. The risks described in our Annual Report are not the only risk facing us. Additional risks and uncertainties not currently known to us or that we currently believe are immaterial also may materially adversely affect our business, results of operations, financial condition or liquidity. Other than as set forth below, there have been no material changes to the risks described in our Annual Report.

We do not have the cash and cash equivalents on hand at June 30, 2008 sufficient to meet our anticipated cash requirements for operations and debt service for the next 12 months, and we will require additional funding during the first half of 2009. We have based this estimate on assumptions that may prove to be wrong or subject to change, and we may be required to use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our current and anticipated clinical trials. Our future capital requirements will depend on a number of factors, including the continued progress of our research and development of product candidates, the timing and outcome of clinical trials and regulatory approvals, the costs involved in preparing, filing, prosecuting, maintaining, defending, and enforcing patent claims and other intellectual property rights, the status of competitive products, the availability of financing, and our success in developing markets for our product candidates.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On May 6, 2008, the Company completed the acquisition of all of the stock of Vidus Ocular, Inc. (“Vidus”), a privately-held company (the “Vidus Shares”). Pursuant to a Securities Purchase Agreement with Vidus, each of its stockholders, and the holders of convertible promissory notes issued by Vidus, the Company acquired all of the outstanding stock and convertible debt of Vidus in exchange for (i) the issuance and delivery at closing of 658,080 shares of our common stock (the “Closing Shares”); and (ii) the issuance of 488,420 shares of our common stock to be held in escrow pending the occurrence of certain development milestones (the “Milestone Shares”). Neither the Closing Shares or the Milestone Shares were registered under the Securities Act of 1933, as amended, and were offered in exchange for the Vidus Shares in reliance upon the exemption provided in Section 4(2) of the Securities Act for nonpublic offerings

Item 3. Defaults Upon Senior Securities

     None.

Item 4. Submission of Matters to a Vote of Security Holders

The following matter was approved at our annual stockholders meeting, which was held on June 11, 2008.

A. The election to the Board of Directors of the following nominees:

Name of Nominee	Number of Votes Cast For	Number of Votes Withheld
Phillip Frost, M.D.	141,067,653	125,844
Jane H. Hsiao, Ph.D.	140,825,239	368,258
Steven D. Rubin	141,067,996	125,501
Robert A. Baron	141,074,546	118,951
Thomas E. Beier	141,074,796	118,701
Pascal J. Goldschmidt, M.D.	141,062,808	130,689
Richard A. Lerner, M.D.	141,069,908	123,589
John A. Paganelli	141,065,396	128,101
Richard C. Pfenniger, Jr.	140,916,694	276,803
Michael Reich	140,882,899	310,598

Item 5. Other Information

On August 5, 2008, the Audit Committee of the Board of Directors of the Company approved forms of indemnification agreements to be entered into with the directors and board-elected officers of the Company (the “Indemnification Agreements”). Pursuant to the Indemnification Agreements, the Company will indemnify the directors and board-elected officers from liability under specified circumstances, including without limitation, as a result of any claim asserted against such indemnitee, or as a resulting of any proceeding to which the indemnitee is named as a party, subject or witness, by reason of his or her serving on behalf of the Company.

The above summary of the Indemnification Agreements is qualified in its entirety by reference to the Indemnification Agreement forms attached to this Quarterly Report on Form 10-Q as Exhibits 10.1 and 10.2.

Pursuant to a Stock Purchase Agreement, dated as of August 8, 2008, a group of investors, which included members of The Frost Group, LLC, a private investment group controlled by Dr. Phillip Frost, M.D., Chairman and CEO of the Company, have agreed to make a $15 million investment in the Company. Under the terms of the investment, the Company will issue to investors 13,513,514 shares of the Company’s common stock, par value $.01 (the “Shares”), at $1.11 per share, representing an approximately 40% discount to the five-day average closing price of the common stock on the American Stock Exchange (the “Investment”).

The Investment was approved by the Company’s Board of Directors and Audit Committee, and by stockholders holding a majority of the voting power of the outstanding capital stock of the Company. Stockholder approval was sought in order to comply with applicable rules of the American Stock Exchange. Stockholder approval of the Investment was in the form of a written consent of stockholders in lieu of a special meeting in accordance with the relevant sections of the Delaware General Corporation Law. The Company intends to file with the Securities and Exchange Commission and mail to stockholders an Information Statement informing our stockholders of the Investment and the approval of the issuance of the Shares. The Closing of the Investment and the issuance and delivery of the Shares is expected to occur approximately twenty (20) days after the mailing of the Information Statement to stockholders, which we currently anticipate will be on or around September 10, 2008.

The Shares issued in the Investment will be restricted securities, subject to a two year lockup, and no registration rights have been granted. The issuance of the Shares will be exempt from the registration requirements under the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof, because the transaction does not involve a public offering.

In addition to Frost Gamma Investments Trust, of which Phillip Frost, M.D., is the sole trustee, The Frost Group also includes Dr. Jane Hsiao, Vice Chairman and Chief Technical Officer of OPKO, Dr. Rao Uppaluri, the Company’s Chief Financial Officer, and Mr. Steven D. Rubin, the Company’s Executive Vice President-Administration and a director.

Item 6. Exhibits.

Exhibit Number	Description
2.1+	Securities Purchase Agreement dated May 6, 2008, among Vidus Ocular, Inc., OPKO Instrumentation, LLC, OPKO Health, Inc., and the individual sellers and noteholders named therein.

3.1 (1)	Amended and Restated Certificate of Incorporation.

3.2 (2)	Amended and Restated By-Laws.

10.1	Form of Indemnification Agreement for Directors

10.2	Form of Indemnification Agreement for Officers

31.1	Certification by Phillip Frost, Chief Executive Officer, pursuant to Exchange Act Rules 13a-14 and 15d-14.

31.2	Certification by Rao Uppaluri, Chief Financial Officer, pursuant to Exchange Act Rules 13a-14 and 15d-14.

32.1	Certification by Phillip Frost, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Rao Uppaluri, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed with the Company’s Registration Statement on Form 8-A filed with the Securities and Exchange Commission on June 11, 2007, and incorporated herein by reference.

(2)
Filed with the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2008 for the Company’s fiscal year ended December 31, 2007, and incorporated herein by reference.

+	Certain confidential material contained in the document has been omitted and filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report on to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 8, 2008	OPKO Health, Inc.

/s/ Adam Logal
Adam Logal
Executive Director of Finance, Chief Accounting Officer and Treasurer

EXHIBIT INDEX

2.1+	Securities Purchase Agreement dated May 6, 2008, among Vidus Ocular, Inc., OPKO Instrumentation, LLC, OPKO Health, Inc., and the individual sellers and noteholders named therein.

10.1	Form of Indemnification Agreement for Directors

10.2	Form of Indemnification Agreement for Officers

31.1	Certification by Phillip Frost, Chief Executive Officer, pursuant to Exchange Act Rules 13a-14 and 15d-14.

31.2	Certification by Rao Uppaluri, Chief Financial Officer, pursuant to Exchange Act Rules 13a-14 and 15d-14.

32.1	Certification by Phillip Frost, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Rao Uppaluri, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Certain confidential material contained in the document has been omitted and filed separately with the Securities and Exchange Commission.