Form 10-Q/A
period 2007-06-30
Opko Health, Inc.
filed 2008-10-27
CIK 944809

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A
Amendment No. 1
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

EXPLANATORY NOTE

OPKO Health, Inc. (“the Company”) is filing this Amendment No. 1 on Form 10-Q/A for purposes of removing Exhibit 99.1 Financial Statements of Ophthalmic Technologies, Inc., from its previously filed Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 13, 2007. In the Company's 8-K/A to be filed on October 24, 2008, the Company will file restated financial statements of Ophthalmic Technologies, Inc. along with pro forma financial statements relating to its equity investment in Ophthalmic Technologies, Inc.

This Amendment No. 1, together with the Quarterly Report on Form 10-Q of the Company previously filed for the quarter ended June 30, 2007, constitutes the Quarterly Report on Form 10-Q of the Company for the quarter ended June 30, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this Report on Form 10-Q/A to be signed on its behalf by the undersigned thereunto duly authorized.

Date: October 24, 2008	OPKO Health, Inc.

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