Form 10-K
period 2008-12-31
Opko Health, Inc.
filed 2009-03-16
CIK 944809

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 000-26648
OPKO HEALTH, INC.
(Exact Name of Registrant as Specified in Its Charter)

DELAWARE	75-2402409

(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
4400 Biscayne Blvd., Suite 1180, Miami, FL 33137
(Address of Principal Executive Offices, Zip Code)
Registrant’s Telephone Number, Including Area Code: (305) 575-4138
Securities registered pursuant to section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $.01 par value per share	NYSE Alternext U.S.
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “Accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
     The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, as of the last business day of the Registrant’s most recently completed second fiscal quarter was: $122,913,689.
     As of March 6, 2009 the registrant had 199,692,236 shares of common stock outstanding.
Documents Incorporated by Reference
     Portions of the registrant’s definitive proxy statement for its 2009 Annual Meeting of Stockholders are incorporated by reference in Items 10, 11, 12, 13, and 14 of Part III of this Annual Report on Form 10-K.

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
     Risks and uncertainties, the occurrence of which could adversely affect our business, include the following:
•	We have a history of operating losses and we do not expect to become profitable in the near future.

•	Our technologies are in an early stage of development and are unproven.

•	Our drug research and development activities may not result in commercially viable products.

•	Following the recommendation of the Independent Data Monitoring Committee, we recently terminated the Phase III clinical trial of bevasiranib, our most advanced product candidate. As a result, we may not continue to develop or be able to successfully commercialize bevasiranib.

•	The results of previous clinical trials may not be predictive of future results, and our current and planned clinical trials may not satisfy the requirements of the FDA or other non-United States regulatory authorities.

•	We will require substantial additional funding, which may not be available to us on acceptable terms, or at all.

•	We expect to finance future cash needs primarily through public or private offerings, debt financings or strategic collaborations, which may dilute your stockholdings in the Company.

•	If our competitors develop and market products that are more effective, safer or less expensive than our future product candidates, our commercial opportunities will be negatively impacted.

•	The regulatory approval process is expensive, time consuming and uncertain and may prevent us or our collaboration partners from obtaining approvals for the commercialization of some or all of our product candidates.

•	Failure to recruit and enroll patients for clinical trials may cause the development of our product candidates to be delayed.

•	Even if we obtain regulatory approvals for our product candidates, the terms of approvals and ongoing regulation of our products may limit how we manufacture and market our product candidates, which could materially impair our ability to generate anticipated revenues.

•	We may not meet regulatory quality standards applicable to our manufacturing and quality processes.

•	Even if we receive regulatory approval to market our product candidates, the market may not be receptive to our products.

•	If we fail to attract and retain key management and scientific personnel, we may be unable to successfully develop or commercialize our product candidates.

•	In the event that we successfully evolve from a company primarily involved in development to a company also involved in commercialization, we may encounter difficulties in managing our growth and expanding our operations successfully.

•	If we fail to acquire and develop other products or product candidates, at all or on commercially reasonable terms, we may be unable to diversify or grow our business.

•	We have no experience manufacturing our pharmaceutical product candidates and we therefore rely on third parties to manufacture and supply our pharmaceutical product candidates, and would need to meet various standards necessary to satisfy FDA regulations if and when we commence manufacturing.

•	We currently have no pharmaceutical marketing, sales or distribution organization. If we are unable to develop our sales and marketing and distribution capability on our own or through collaborations with marketing partners, we will not be successful in commercializing our pharmaceutical product candidates.

•	Independent clinical investigators and contract research organizations that we engage to conduct our clinical trials may not be diligent, careful or timely.

•	The success of our business is dependent on the actions of our collaborative partners.

•	If we are unable to obtain and enforce patent protection for our products, our business could be materially harmed.

•	If we are unable to protect the confidentiality of our proprietary information and know-how, the value of our technology and products could be adversely affected.

•	We will rely heavily on licenses from third parties.

•	We license patent rights to certain of our technology from third-party owners. If such owners do not properly maintain or enforce the patents underlying such licenses, our competitive position and business prospects will be harmed.

•	Our commercial success depends significantly on our ability to operate without infringing the patents and other proprietary rights of third parties.

•	Adverse results in material litigation matters or governmental inquiries could have a material adverse effect upon our business and financial condition.

•	Medicare prescription drug coverage legislation and future legislative or regulatory reform of the health care system may affect our ability to sell our products profitably.

•	Failure to obtain regulatory approval outside the United States will prevent us from marketing our product candidates abroad.

•	We may not have the funding available to pursue acquisitions.

•	Acquisitions may disrupt our business, distract our management and may not proceed as planned; and we may encounter difficulties in integrating acquired businesses.

•	Non-United States governments often impose strict price controls, which may adversely affect our future profitability.

•	Our business may become subject to economic, political, regulatory and other risks associated with international operations.

•	The market price of our common stock may fluctuate significantly.

•	Directors, executive officers, principal stockholders and affiliated entities own a significant percentage of our capital stock, and they may make decisions that you do not consider to be in your best interests or in the best interests of our stockholders.

•	Compliance with changing regulations concerning corporate governance and public disclosure may result in additional expenses.

•	If we are unable to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, as they apply to us, or our internal controls over financial reporting are not effective, the reliability of our financial statements may be questioned and our common stock price may suffer.

•	We may be unable to maintain our listing on the NYSE Alternext U.S. Exchange, which could cause our stock price to fall and decrease the liquidity of our common stock.

•	Future issuances of common stock and hedging activities may depress the trading price of our common stock.

•	Provisions in our charter documents and Delaware law could discourage an acquisition of us by a third party, even if the acquisition would be favorable to you.

•	We do not intend to pay cash dividends on our common stock in the foreseeable future.

PART I
     Unless the context otherwise requires, all references in this Annual Report on Form 10-K to the “Company”, “OPKO”, “we”, “our”, “ours”, and “us” refers to OPKO Health, Inc., a Delaware corporation, including our wholly-owned subsidiaries.
ITEM 1. BUSINESS
OVERVIEW
     We are a specialty healthcare company focused on the discovery, development and commercialization of proprietary pharmaceuticals, drug delivery technologies, diagnostic systems, and instruments for the treatment, diagnosis and management of ophthalmic diseases and conditions. Our business presently consists of the development of ophthalmic pharmaceuticals and the development, commercialization and sale of ophthalmic diagnostic and imaging systems and instrumentation products. Our objective is to establish industry-leading positions in large and rapidly growing segments of ophthalmology by leveraging our preclinical and development expertise and our novel and proprietary technologies. We actively explore opportunities to acquire complementary pharmaceuticals, compounds, and technologies, which could, individually or in the aggregate, materially increase the scale of our business. We also intend to explore strategic opportunities in other medical markets that would allow us to benefit from our business and global distribution expertise, and which have operational characteristics that are similar to ophthalmology, such as dermatology. We intend to expand under the following strategic objectives:
     Leverage R&D strengths to develop our pharmaceutical product pipeline. We plan to leverage our strengths in siRNA drug development, RNAi technology, and all phases of pharmaceutical research and development to further develop and commercialize a pipeline of pharmaceutical products used in the treatment of ophthalmic disorders with unmet medical needs, such as Age-Related Macular Degeneration, or AMD, glaucoma, diabetic retinopathy, Diabetic Macular Edema, or DME, conjunctivitis, ocular inflammation and dry eye, among others.
     Develop novel diagnostic and disease management technologies. We plan to invest in and develop novel technologies and products to diagnose ophthalmic disorders at the earliest stages and to monitor the disease state and track the impact of intervention over time and during the course of treatment. We believe these technologies will improve our understanding of disease processes, help individualize treatment options, improve clinical decision making and enhance clinical outcomes and quality of life for patients with a variety of ocular diseases and conditions.
     Utilize expertise and resources to develop other ophthalmic products. We also plan to use our expertise and resources to develop and commercialize other types of ophthalmic products beyond pharmaceutical products and diagnostic and imaging systems, including without limitation, drug delivery systems and other ophthalmic devices which aid in the management of ocular disorders.
     Acquire additional ophthalmic businesses, therapies and technologies. We continue to seek to expand our current operations by acquiring additional ophthalmic businesses and therapeutic and diagnostic products and technologies. We also intend to explore strategic opportunities in other medical markets that would allow us to benefit from our business and global distribution expertise, and which have operational characteristics that are similar to ophthalmology, such as dermatology.
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
     Key elements of our strategy are to:
•	Obtain regulatory approval for our most advanced product candidates;

•	Develop a focused commercialization capability in the United States;

•	Strategically utilize our R&D resources to advance our product pipeline;

•	Develop and grow our instrumentation business beyond diagnostic and imaging systems to include drug delivery devices and other therapeutic devices and technologies;

•	Utilize our ophthalmic expertise to identify and acquire companies with innovative ophthalmic technologies; and

•	Expand into other medical markets, including dermatology, which we believe are complementary to and synergistic with our ophthalmology business.
Corporate Information
     We were originally incorporated in Delaware in October 1991 under the name Cytoclonal Pharmaceutics, Inc., which was later changed to eXegenics, Inc. On March 27, 2007, we were part of a three-way merger with Froptix Corporation, or Froptix, a research and development company, and Acuity Pharmaceuticals, Inc., or Acuity, a research and development company. This transaction was accounted for as a reverse merger between Froptix and eXegenics, with the combined company then acquiring Acuity. eXegenics was previously involved in the research, creation, and development of drugs for the treatment and prevention of cancer and infectious diseases; however, eXegenics had been a public shell company without any operations since 2003. On June 8, 2007, we changed our name to OPKO Health, Inc.
     On November 28, 2007, we acquired Ophthalmic Technologies, Inc., or OTI, an Ontario corporation pursuant to a definitive share purchase agreement with OTI and its shareholders. As a result of this agreement, we entered the ophthalmic instrumentation market and have begun generating revenue from this business.
     On May 6, 2008, we completed the acquisition of Vidus Ocular, Inc. (“Vidus”), a privately-held company that is developing Aquashunt™, a device for the treatment of refractory open angle glaucoma. In January 2009, we began treating patients in a clinical trial designed to assess the safety and efficacy of the Aquashunt.
     Our shares are publicly traded on the NYSE Alternext U.S. Exchange under the ticker “OPK”. Our principal executive offices are located in Miami, Florida, and our clinical operations are currently based in Morristown, New Jersey. We have an office and manufacturing facility in Toronto, Ontario, Canada, with a research and development branch office in Kingston, Ontario, Canada. We also maintain a manufacturing facility in Hialeah, Florida and a research and development office in the United Kingdom at the University of Kent. Our Internet website address is www.OPKO.com.
BUSINESS
     We presently have ten compounds and technologies in research and development for the ophthalmic pharmaceutical market. In July 2007, we initiated the first of two required pivotal Phase III trials for bevasiranib, a drug candidate in development for the treatment of Wet AMD. Bevasiranib is the first therapy in late stage clinical development based on the Nobel Prize-winning RNA interference, or RNAi technology. On March 6, 2009, following the recommendation of the Independent Data Monitoring Committee, or the IDMC, we determined to terminate the Phase III clinical trial of bevasiranib. Review of the data by the IDMC indicated that the trial as structured was unlikely to meet its primary end point. However, preliminary data, needing further analysis, show activity of bevasiranib when used adjunctively with Genentech’s Lucentis(R). We intend to conduct a complete evaluation of the clinical data in an effort to determine appropriate next steps regarding the development of bevasiranib.
     We also intend to continue development of our siRNA portfolio targeting Vascular Endothelial Growth Factor (VEGF), including our recently announced VEGFA165b sparing siRNA. These new proprietary siRNA’s are designed to inhibit the angiogenic VEGFA165 (VEGFA165 isoform) but spare the anti-angiogenic VEGFA165b isoform.
     We are also researching and developing several novel pharmaceutical products for a range of ophthalmic diseases and conditions, including Dry AMD, diabetic retinopathy and Diabetic Macular Edema, or DME, dry eye, viral and allergic conjunctivitis, inflammation and prevention of ocular infection.

     The following table lists our most advanced pharmaceutical product candidates, the initial indications that we plan to address through their development, and their development stage.

Product Candidate	Initial Indication	Development Stage
Bevasiranib	Wet AMD	Phase III
Civamide	Dry Eye	Phase I/II
Budesonide	Allergy and Inflammation	Phase II
Doxovir	Viral Conjunctivitis	Phase II
OPK-HVB-004	Wet AMD/DR/DME	Pre-Clinical
OPK-HVB-010	Wet AMD/DR/DME	Pre-Clinical
Bevasiranib	Diabetic Retinopathy/DME	Phase I/II
ACU-HHY-011	Wet AMD, Diabetic Retinopathy/DME	Pre-Clinical
ACU-XSP-001	Allergy and Inflammation	Pre-Clinical
Wound Dressing	Post-surgical Wound Healing	Late Stage Research
ACU-HTR-028	Wound-Healing-Antifibrotic	Pre-Clinical
Dry-AMD Compound	AMD	Pre-Clinical
     Each of these products is in an early stage of development. There can be no assurance that we will be able to successfully formulate any of these product candidates under development as planned, or that we will be successful in demonstrating the safety and efficacy of such products under development in human clinical trials. Thus, there can be no assurances that any of these product candidates will be developed and commercialized in a timely manner, or in accordance with our plans or projections, or at all. We may determine to discontinue the development of any or all of our products under development at any time.
     We presently market four ophthalmic diagnostic systems and instrumentation products, including our Spectral OCT SLO Combination Imaging System and ultrasound products, in over 50 countries worldwide. We offer innovative systems with advanced imaging capabilities and tools designed to meet the needs of eye care professionals. This complete line of advanced imaging and ultrasound products provide physicians key information needed for treatment decisions and are used by eye care professionals in both routine screening and specialized care involving management of major eye diseases. We believe that our instrumentation products complement our therapeutic products; in the future, for example, we expect that patient outcomes will be significantly optimized by the use of our instrumentation products in individualizing treatment as well as monitoring and tracking disease progression and treatment outcomes over time. We believe our Spectral OCT SLO Combination Imaging System, for which we have now received 510(k) clearance from the U.S. Food and Drug Administration to begin marketing in the U.S., is an innovative product offering significant advantages over current technology and providing a flexible platform that can process a wide variety of diagnostic tests.
     We are also currently developing Aquashunt™, an innovative shunt device for the treatment of glaucoma, the second leading cause of blindness in the U.S. The patented Aquashunt device is intended to reduce intraocular pressure physiologically by allowing excess fluid in the eye to exit naturally. In January 2009, we began treating patients in a clinical trial designed to assess the safety and efficacy of the Aquashunt.
OPHTHALMIC PHARMACEUTICAL MARKET
     In the developed world, major vision threatening disorders include cataracts, glaucoma, AMD, and diabetic retinopathy and DME. The ophthalmic pharmaceuticals market for these disorders and other conditions of the eye, such as chronic dry eye and ocular allergies, among others, represent key markets with significant unmet needs. Our goal is to develop and further expand our product portfolio to produce a broad range of pharmaceutical ophthalmic products, including products for glaucoma therapy, ocular inflammation, infection, allergy and chronic dry eye, among others.
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
Glaucoma
     Glaucoma occurs when fluid accumulating in the eye raises the intraocular pressure and causes the optic nerve to degenerate, potentially leading to irreversible vision loss. Glaucoma is increasing in prevalence as the population ages, currently affecting an estimated 2.4 million people in the U.S. and about 60 million people worldwide. It is the leading cause of bilateral, irreversible blindness.
Dry Eye
     Dry eye syndrome is caused by a variety of conditions, such as insufficient tear production. Nine million Americans are estimated to suffer from moderate to severe dry eye. An additional 20 to 30 million people may have a mild form of the condition. Dry eye syndrome is more common with advancing age and the incidence appears to be increasing with our aging population and the increasing popularity of procedures that can cause dry eye, such as vision-correction surgery and cosmetic eyelid surgery. There is only one FDA approved prescription product available for dry eye.
Allergic Conjunctivitis
     Allergic conjunctivitis results when the body’s immune system becomes sensitized by exposure to seasonal or perennial allergens. The signs and symptoms of allergic conjunctivitis include ocular itching, redness, and lid swelling. Over twenty (20) million people suffer from ocular allergies, with an estimated ninety (90) percent of these afflicted with the seasonal and perennial allergic conjunctivitis form.
Viral Conjunctivitis
     Adenovirus keratoconjunctivitis is a highly contagious epidemic disease. Viral conjunctivitis is the most common source of acute care visits to eye care professionals in the U.S. Symptoms of viral conjunctivitis include redness, swelling, discharge from the eye, sticking of eyelids, pain or discomfort in the eye and light sensitivity. In 20-50% of cases, corneal opacities accompany the condition and can persist for weeks to months, or even several years. Corticosteroids may be used to limit corneal damage but can have significant side effects and also interfere with viral clearance.

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
OPHTHALMIC PHARMACEUTICAL BUSINESS
     We have invested significant resources to address ophthalmic disease in large and growing markets by employing a powerful and rapidly progressing technology, known as RNAi, to develop pharmaceutical product candidates. In October 2006, the Nobel prize in Medicine was awarded to the two individuals who discovered RNAi. We have taken advantage of this major scientific breakthrough by inventing and developing siRNAs that shut down the production of proteins that cause ophthalmic diseases.
     We believe we are a pioneer in this area as we conducted the first clinical trials ever with an siRNA and obtained the first clinical proof of concept with a siRNA. We have been developing bevasiranib as a treatment for Wet AMD. Bevasiranib is a first in class siRNA drug designed to silence the genes that cause vascular endothelial growth factor, or VEGF, which is believed to be largely responsible for the vision loss associated with Wet AMD and other related ocular conditions. On March 6, 2009, following the recommendation of the IDMC, we determined to terminate the Phase III clinical trial of bevasiranib. Review of the data by the IDMC indicated that the trial as structured was unlikely to meet its primary end point. However, preliminary data, needing further analysis, show activity of bevasiranib when used adjunctively with Genentech’s Lucentis(R). We intend to conduct a complete evaluation of the clinical data in an effort to determine appropriate next steps regarding the development of bevasiranib.
     We continue to believe that RNA-interference based drugs have the potential to be a significant advancement over the VEGF inhibitors presently on the market because they block the synthesis of VEGF as opposed to merely neutralizing existing VEGF. In addition, RNA-interference based drugs have the potential to require less frequent administration than VEGF inhibitors and have a better safety profile.
     We are using our expertise in ophthalmology and RNAi technology in the development of our next generation anti-VEGF siRNA molecules, which are designed to inhibit the angiogenic VEGF A165 (VEGFA165 isoform) but spare the anti-angiogenic VEGFA165b isoform.
     In addition to bevasiranib and our next generation siRNA molecules, we are developing a broad range of product candidates for additional ophthalmic diseases and conditions, including the treatment of dry eye, diabetic retinopathy and DME, complications of ocular surgery, allergic and viral conjunctivitis, and the fibrotic component of Wet AMD and Dry AMD. In order to treat these disorders, we are using compounds that induce lacrimation, are anti-angiogenic, anti-inflammatory, anti-fibrotic and anti-Drusen. These products address eye diseases with large markets and major unmet medical needs, and range in developmental stage from clinical to preclinical.
Clinical Results and Program Status of Bevasiranib
     The following table summarizes the status of our material clinical trials of bevasiranib to date:

Indication	Trial Name	Phase	Objectives	Number of Patients	Enrollment
Wet AMD	CARBON study	Phase III	Dose ranging, Safety and Efficacy	~500	Under Review
Wet AMD	COBALT study	Phase III	Safety and Efficacy	~330	Terminated
Wet AMD	CARE Trial	Phase II	Safety/Dosage/Efficacy	129	Complete
Wet AMD	NA	Phase I	Safety	15	Complete
DME	RACE Trial	Phase II	Safety/Dosage/Efficacy	48	Complete

Clinical Trials
     The COBALT Study. In July 2007, we initiated this pivotal Phase III study of bevasiranib for the treatment of Wet AMD. Enrollment for the multi-national COBALT study was completed in December 2008. The trial included more than 330 Wet AMD patients and was designed to assess whether bevasiranib administered every eight or 12 weeks was safe and had equivalent efficacy in preventing vision loss as Lucentis® administered every four weeks. This study was designed to show that bevasiranib was safe and efficacious for the treatment of Wet AMD following an initiation with Lucentis®. Additionally, the study was designed to demonstrate that in patients that receive an initiation therapy with Lucentis®, a less frequent administration of bevasiranib is equivalent or superior to monthly treatments of Lucentis®. On March 6, 2009, following the recommendation of the IDMC, we determined to terminate the Phase III clinical trial of bevasiranib. Review of the data by the IDMC indicated that the trial as structured was unlikely to meet its primary end point. However, preliminary data, needing further analysis, show activity of bevasiranib when used adjunctively with Lucentis(R). We intend to conduct a complete evaluation of the clinical data in an effort to determine appropriate next steps regarding the development of bevasiranib.
     The CARE™ Trial, a Phase II Clinical Trial for Wet AMD. The Cand5 Anti-VEGF RNAi Evaluation, or CARE study, a 129 patient Phase II clinical study in patients with predominantly and minimally classic Wet AMD, was completed successfully. The results of the CARE study demonstrated that bevasiranib is safe and well-tolerated for doses up to 3.0 mg/eye. An important measure of Wet AMD is choroidal neovascularization, or CNV. In the CARE study, bevasiranib was shown to inhibit the growth of CNV, and demonstrated the effects of RNA interference-based VEGF suppression.
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
     Aquashunt Clinical Trial. In January 2009, we began treating patients in a clinical trial designed to assess the safety and efficacy of the Aquashunt™.
     Other trials. We currently anticipate commencing clinical trials for several of our product candidates during the remainder of 2009, including without limitation, Civamide, Doxovir, and Budesonide.
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
Budesonide
     In October 2008, we acquired exclusive worldwide rights from Teva Pharmaceuticals Industries Ltd. to Teva’s proprietary formulation of budesonide for the treatment of various inflammatory and allergic conditions of the eye. Budesonide is a corticosteroid which has been used for more than 20 years for the treatment of multiple respiratory indications, including asthma, hay fever and other allergies, with demonstrated safety and efficacy. Teva’s proprietary budesonide product is currently marketed in Italy under the tradename XAVIN for the treatment of asthma. Over twenty (20) million people suffer from ocular allergies, with an estimated ninety (90) percent of these afflicted with the seasonal and perennial allergic conjunctivitis form.

Doxovir
     In June 2008, we acquired exclusive worldwide rights in the field of ophthalmology to a novel small molecule agent in Phase II clinical development for the treatment of viral conjunctivitis and other viral infections. The agent, CTC-96, also known as Doxovir™, was developed by Redox Pharmaceutical Corporation. Viral conjunctivitis is the most common source of acute care visits to eye care professionals in the U.S.
ACU-HHY-011 for the Treatment of Wet AMD
     We have a worldwide exclusive license to commercialize ACU-HHY-011, which is an siRNA targeting HIF-1a, believed to be the most important transcription factor involved in the cellular response to hypoxia, a key step in the neovascularization process which occurs in Wet AMD. HIF-1a is upstream of the target for bevasiranib and preclinical data suggests that targeting HIF-1a may have advantages over other approaches to treating Wet AMD. HIF-1a modulates the expression of more than 60 genes, including multiple angiogenic factors under hypoxic conditions, such as VEGF, angiopoietin-1, angiopoietin-2, placental growth factor, and platelet-derived growth factor-B.
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
OPHTHALMIC INSTRUMENTATION MARKET
     The market for ophthalmic instrumentation, including imaging systems and other devices, is more than $1 billion and growing at a rate of approximately 10% annually. This growth is primarily driven by an aging patient population, technological innovation and improvement in treatment options, as well as improved awareness in patients actively seeking treatment. Ophthalmic instruments, imaging products, and other medical devices are sold to a variety of eye care practitioners, including retinal and glaucoma specialists, ophthalmologists, optometrists, retail optometry chain outlets, teaching institutions, and military hospitals.

OPHTHALMIC INSTRUMENTATION BUSINESS
     Our instrumentation business consists of the development, commercialization and sale of ophthalmic diagnostic and imaging systems and instrumentation products. Currently, the instrumentation business is primarily based on the technology platform established by OTI, which offers innovative systems with advanced diagnostic imaging capabilities and tools to meet the needs of eye care professionals. We continue to build our presence in the international marketplace through a distribution network currently covering more than 50 countries. Additionally, we intend to develop our own direct sales force in the United States to sell our products primarily to retinal and glaucoma specialists and ophthalmologists.
     We plan to utilize our expertise and resources to expand our business to include other types of ophthalmic products. These efforts may lead to our acquiring or developing products which aid in the prevention, diagnosis, treatment, and management of ocular diseases and conditions. The product types may include diagnostic and imaging instruments, other instrumentation products, and drug delivery systems and technologies.
Optical Coherence Tomography / Confocal Scanning Ophthalmoscopy
     We currently market a spectral imaging system which combines Spectral Optical Coherence Tomography, together with a Confocal Scanning Ophthalmoscope, or Spectral OCT SLO, in a single platform that is used in the diagnosis, treatment and management of a variety of ocular disorders. The Spectral OCT SLO is indicated for in vivo viewing, axial cross-sectional, and three-dimensional imaging and measurement of posterior ocular structures including: retina, macula, retina nerve fiber layer and optic disk. We currently market and sell the Spectral OCT SLO device in the international market, and we recently received 510(k) clearance from the FDA to commence sales of the product in the U.S.
     We believe the Spectral OCT SLO is an innovative product that offers significant advantages over current technology in resolution and functionality. OCT technology is being rapidly adopted by the eye care community for diagnosing AMD, glaucoma and diabetic retinopathy and also tracking the course of treatment. Our OCT SLO product is unique in that it offers microperimetry capability, which provides the physician with the ability to correlate loss of visual function with abnormalities in the retina. Additionally, the OCT SLO diagnostic platform offers a foundation upon which to build a multitude of diagnostic tests. In the future, we plan to incorporate a number of imaging and other diagnostic test modalities into the OCT SLO platform.
Ultrasound
     We also develop, manufacture, market and sell a full line of advanced ophthalmic ultrasound systems used by eye care professionals for both routine and specialized care. Our ultrasound systems include A-scans, B-scans, and Ultrasound Bio-microscope, or UBM, high frequency B-scan systems. A-scan technology is principally used for eye axial length measurement in the calculation of the power for an intraocular lens implant. These systems are routinely used prior to cataract surgery.
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
Aquashunt
     In addition to our innovative diagnostic and imaging products, we are also developing the Aquashunt™, an innovative shunt used in the treatment of refractory open angle glaucoma. In January 2009, we began treating patients in a clinical trial designed to assess the safety and efficacy of the Aquashunt™. Glaucoma is increasing in prevalence as the population ages, currently affecting an estimated 2.4 million people in the U.S. and about 60 million people worldwide. It is the leading cause of bilateral, irreversible blindness.

Research and development program expenses
     To date, the majority of our research and development expenses have been incurred to develop our bevasiranib programs. During 2006, our research and development expenses of $0.5 million reflect the sponsored research between Froptix and the University of Florida. During 2008 and 2007, we incurred $21.6 million and $10.9 million, respectively, in research and development expenses, a majority of which reflects costs to develop bevasiranib. In addition, during 2007 we recorded $243.8 million for acquired in process research and development related to our acquisition of Acuity.
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
     We have exclusively licensed technology, patents, and patent applications from the University of Pennsylvania related to siRNA directed to specific mRNA targets for therapeutic use. These applications include targeting VEGF, HIF-1a, and intracellular adhesion molecules, or ICAM, among other therapeutic targets. In particular, we have exclusively licensed two issued U.S. patents that cover bevasiranib and methods of using bevasiranib.
     In addition, we have exclusively licensed technology, patents, and patent applications related to (i) the treatment of ophthalmic disorders characterized by excessive neovascularization, angiogenesis or leakage, (ii) siRNA targeting TGF-bRI; and (iii) compounds or technologies to treat a variety of ocular disorders, including without limitation, Dry AMD and retinitis pigmentosa, viral and allergic conjunctivitis, dry eye, and ocular infection. See “Licenses and Collaborative Relationships”.
     Because the patent positions of pharmaceutical and biotechnology companies are highly uncertain and involve complex legal and factual questions, the patents owned and licensed by the Company, or any future patents, may not prevent other companies from developing similar or therapeutically equivalent products or ensure that others will not be issued patents that may prevent the sale of our products or require licensing and the payment of significant fees or royalties. Furthermore, to the extent that any of our future products or methods are not patentable, that such products or methods infringe upon the patents of third parties, or that our patents or future patents fail to give us an exclusive position in the subject matter claimed by those patents, we will be adversely affected. We may be unable to avoid infringement of third party patents and may have to obtain a license, defend an infringement action, or challenge the validity of the patents in court. A license may be unavailable on terms and conditions acceptable to us, if at all. Patent litigation is costly and time consuming, and we may be unable to prevail in any such patent litigation or devote sufficient resources to even pursue such litigation.
LICENSES AND COLLABORATIVE RELATIONSHIPS
     Our strategy is to develop a portfolio of product candidates through a combination of internal development and external partnerships. Collaborations are key to our strategy and we continue to build relationships and forge partnerships with companies both inside and outside of ophthalmology. We have completed strategic deals with the Trustees of the University of Pennsylvania, the University of Illinois, the University of Florida Research Foundation, Winston Laboratories, Teva Pharmaceuticals, Theta Research Consultants and Redox Pharmaceuticals, among others.
The Trustees of the University of Pennsylvania
     In March 2003, we entered into two world-wide exclusive license agreements with The Trustees of the University of Pennsylvania to commercialize siRNA targeting VEGF, HIF-1a, ICAM, and other therapeutic targets. In consideration for the licenses, we are obligated to make certain milestone payments to the University of

Pennsylvania. We also agreed to pay the University of Pennsylvania earned royalties based on the number of products we sell that use the inventions claimed in the licensed patents. We agreed to use commercially reasonable efforts to develop, commercialize, market, and sell such products covered by the license agreements.
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
COMPETITION
     The ophthalmic pharmaceutical and instrumentation industries are highly competitive and require an ongoing, extensive search for technological innovation. The industries are characterized by rapidly advancing technologies, intense competition and a strong emphasis on proprietary products. They also require, among other things, the ability to effectively discover, develop, test and obtain regulatory approvals for products, as well as the ability to effectively commercialize, market and promote approved products.
     We intend to leverage our technological innovation and proprietary position utilizing RNAi and other platform technologies to effectively compete in the ophthalmic pharmaceutical market. Numerous companies, however, including major pharmaceutical companies, specialty pharmaceutical companies and specialized biotechnology companies, are engaged in the development, manufacture and marketing of ophthalmic pharmaceutical products competitive with those that we intend to commercialize. Such companies include, among others, Genentech, Allergan, Alcon Laboratories, Novartis, Alnylam, Regeneron and Bausch & Lomb. For example, Genentech, Allergan, Alcon Laboratories, Novartis, Alnylam, Regeneron and QLT all have products or development programs for Wet AMD; and Bausch & Lomb, Allergan, and Surmodics have products or product development efforts focused on the treatment of diabetic retinopathy and DME. Moreover, there are several companies who either have a product currently on the market or in development, for ocular inflammation, glaucoma, allergy, dry eye syndrome, ocular infection and other disease states of the eye.
     Most of these companies have substantially greater financial and other resources, larger research and development staffs and more extensive marketing and manufacturing organizations than ours. This enables them, among other things, to make greater research and development investments and spread their research and development costs, as well as their marketing and promotion costs, over a broader revenue base. Our competitors may also have more experience and expertise in obtaining marketing approvals from the FDA and other regulatory authorities. In addition to product development, testing, approval and promotion, other competitive factors in the ophthalmic pharmaceutical industry include industry consolidation, product quality and price, product technology, reputation, customer service and access to technical information.
     Our ability to commercialize our pharmaceutical product candidates and compete effectively will depend, in large part, on:
•	Our ability to meet all necessary regulatory requirements to advance our product candidates through clinical trails and the FDA approval process;

•	the perception by physicians and other members of the health care community of the safety, efficacy and benefits of our products compared to those of competing products or therapies;

•	our ability to manufacture products we may develop on a commercial scale;

•	the effectiveness of our sales and marketing efforts;

•	the willingness of physicians to adopt a new treatment regimen represented by our technology;

•	our ability to secure reimbursement for our product candidates,

•	the price of the products we may develop and commercialize relative to competing products;

•	our ability to accurately forecast and meet demand for our product candidates if regulatory approvals are achieved;

•	our ability to develop a commercial scale infrastructure either on our own or with a collaborator, which would include expansion of existing facilities, including our manufacturing facilities, development of a distribution network and other operational and financial systems necessary to support our increased scale;

•	our ability to maintain a proprietary position in our technologies;

•	our ability to rapidly expand the existing information technology infrastructure and configure existing operational, manufacturing and financial systems (on our own or with third party collaborators) necessary to support our increased scale, which would include existing or additional facilities and or partners.
     We also face significant competition from competitors for our instrumentation products located in the United States and abroad, which competitors include companies with a far more diverse product offering and significantly greater market presence than ours, such as Carl Zeiss Meditec, Topcon Corporation, and Heidelberg Engineering, as well as a number of smaller competitors and smaller start-up companies that may also have competing technologies and products. We differentiate our instrumentation products on the basis of scan quality, precise image registration, software functionality, and on a diagnostic test known as microperimetry. Microperimetry allows the clinician to obtain both structure and function from a single device. Additionally, in the future we intend to couple diagnostic tests to further refine and guide therapeutic treatments in clinical trials in order to further enhance our competitive position.
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
     We have instrumentation manufacturing facilities in Toronto, Canada and Hialeah, Florida, which predominantly perform high level assembly for our instrumentation products. Certain of our products’ components and optical subsystems are produced by sub-contracted vendors that specialize in optical device manufacturing.

     On March 25, 2008, we received a warning letter in connection with a FDA inspection of the OTI facility in Toronto, Canada, in July and August of 2007. The warning letter cited several deficiencies in quality, record keeping, and reporting systems relating to certain of its products, including the OTI Scan 1000, OTI Scan 2000, and OTI OCT SLO combination imaging system. The warning letter noted that OTI’s Toronto facility was not in compliance with cGMP. The FDA further indicated that it issued an Import Alert and may refuse admission of these products into the U.S.. Upon receipt of the warning letter, we immediately began to take corrective action to address the FDA’s concerns and to assure the quality of OTI’s products. On September 18, 2008, we received a letter from the FDA stating that our responses to the warning letter indicated that we may have made adequate corrections to the deficiencies identified in the warning letter, and a re-inspection by the FDA of the OTI facility in Toronto would be necessary. During January 2009, the FDA re-inspected the Toronto facility, and we did not receive any citation of deficiency.
     We are committed to providing high quality products to our customers, and we plan to meet this commitment by working diligently to continue implementing updated and improved quality systems and concepts throughout our organization.
SALES & MARKETING
     We currently do not have pharmaceutical sales or marketing personnel. In order to commercialize any pharmaceutical products that are approved for commercial sale, we must either build a sales and marketing infrastructure or collaborate with third parties with sales and marketing experience.
     We intend to develop our own direct sales force in the United States to sell our products primarily to retinal and glaucoma specialists and ophthalmologists. Our instrumentation division presently has a three-person sales and marketing staff. We have offices in Canada, the United States and the United Kingdom and a growing distributor network that currently covers more than 50 countries. Our strategy is to increase sales of existing products through expansion of our sales channel in the United States and to provide additional marketing resources to our international distributor network.
SERVICE & SUPPORT
     We currently offer service and telephone support for all of our marketed instrumentation products. Warranties are given on all products against defects of labor and material for a period of one year. Extended Service Contracts are available for purchase. Product repairs are performed onsite at our Toronto facility.
EMPLOYEES
     As of December 31, 2008, we had 61 full-time employees. None of our employees are represented by a collective bargaining agreement.
MANAGEMENT
Executive Officers
     The following table sets forth information concerning our current executive officers, including their ages:

Name	Age	Title
Phillip Frost, M.D.	72	Chief Executive Officer and Chairman of the Board

Jane H. Hsiao, Ph.D., MBA	61	Chief Technical Officer and Vice Chairman

Steven D. Rubin	48	Executive Vice President — Administration and Director

Rao Uppaluri, Ph.D.	59	Senior Vice President and Chief Financial Officer

Naveed K. Shams, M.D., Ph.D.	52	Senior Vice President — Research and Development and Chief Medical Officer

     Phillip Frost, M.D. Dr. Frost became the CEO and Chairman of OPKO Health, Inc. upon the consummation of the merger of Acuity Pharmaceuticals Inc., Froptix Corporation and eXegenics, Inc. on March 27, 2007 (referred to as the “Acquisition”). Dr. Frost was named the Vice Chairman of the Board of Teva Pharmaceutical Industries, Limited, or Teva, in January 2006 when Teva acquired IVAX Corporation, or IVAX. Dr. Frost had served as Chairman of the Board of Directors and Chief Executive Officer of IVAX Corporation since 1987. He was Chairman of the Department of Dermatology at Mt. Sinai Medical Center of Greater Miami, Miami Beach, Florida from 1972 to 1986. Dr. Frost was Chairman of the Board of Directors of Key Pharmaceuticals, Inc. from 1972 until the acquisition of Key Pharmaceuticals by Schering Plough Corporation in 1986. Dr. Frost was named Chairman of the Board of Ladenburg Thalmann Financial Services Inc. (Alternext: LTS), an investment banking, asset management, and securities brokerage firm providing services through its principal operating subsidiary, Ladenburg Thalmann & Co. Inc., in July 2006 and has been a director of Ladenburg Thalmann since March 2005. Dr. Frost also serves as Chairman of the Board of Directors of Ideation Acquisition Corp., a special purpose acquisition company formed for the purpose of acquiring businesses in digital media (Alternext: IDI), Modigene Inc., a development stage biopharmaceutical company (OTCBB: MODG), and Castle Brands, a developer and marketer of premium brand spirits (Alternext: ROX). He serves on the Board of Regents of the Smithsonian Institution, a member of the Board of Trustees of the University of Miami, a Trustee of each of the Scripps Research Institutes, the Miami Jewish Home for the Aged, and the Mount Sinai Medical Center. Dr. Frost is also a director of Continucare Corporation, a provider of outpatient healthcare and home healthcare services, and Northrop Grumman Corp., a global defense and aerospace company.
     Jane H. Hsiao, Ph.D., MBA. Dr. Hsiao has served as Vice-Chairman and Chief Technical Officer of the Company since May 2007. Dr. Hsiao served as the Vice Chairman-Technical Affairs of IVAX from 1995 to January 2006, when Teva acquired IVAX. Dr. Hsiao served as IVAX’s Chief Technical Officer since 1996, and as Chairman, Chief Executive Officer and President of IVAX Animal Health, IVAX’s veterinary products subsidiary, since 1998. From 1992 until 1995, Dr. Hsiao served as IVAX’s Chief Regulatory Officer and Assistant to the Chairman. Dr. Hsiao has served as Chairman of the Board of each of Safestitch Medical, Inc. (OTCBB: SFES) and Non-Invasive Monitoring Systems, Inc. (OTCBB: NIMU), both medical device companies, since September 2007 and October 2008, respectively. Dr. Hsiao is also a director of Modigene, Inc., a development stage biopharmaceutical company and Neovasc, Inc. (TSXV:NVC), a company developing and marketing medical specialty vascular devices.
     Steven D. Rubin. Mr. Rubin has served as Executive Vice President — Administration since May 2007 and a director of the Company since February 2007. Mr. Rubin served as the Senior Vice President, General Counsel and Secretary of IVAX from August 2001 until September 2006. Prior to joining IVAX, Mr. Rubin was Senior Vice President, General Counsel and Secretary with privately-held Telergy, Inc., a provider of business telecommunications and diverse optical network solutions, from early 2000 to August 2001. In addition, he was with the Miami law firm of Stearns Weaver Miller Weissler Alhadeff & Sitterson from 1986 to 2000, in the Corporate and Securities Department. Mr. Rubin had been a shareholder of that firm since 1991 and a director since 1998. Mr. Rubin currently serves on the board of directors of Dreams, Inc., a vertically integrated sports licensing and products company, Safestitch Medical, Inc., a medical device company, Modigene, Inc., a development stage biopharmaceutical company, Kidville, Inc. (OTCBB:KVIL), which operates large, upscale facilities, catering to newborns through five-year-old children and their families and offers a wide range of developmental classes for newborns-5 year olds, Non-Invasive Monitoring Systems, Inc., a medical device company, Cardo Medical, Inc., an early-stage orthopedic medical device company specializing in designing, developing and marketing reconstructive joint devices and spinal surgical devices (OTCBB:CDOM), Castle Brands, Inc., a developer and marketer of premium brand spirits, and Neovasc, Inc., a company developing and marketing medical specialty vascular devices.
     Rao Uppaluri, Ph.D. Dr. Uppaluri has served as our Senior Vice President and Chief Financial Officer since May 2007. Dr. Uppaluri served as the Vice President, Strategic Planning and Treasurer of IVAX from 1997 until December 2006. Before joining IVAX, from 1987 to August 1996, Dr. Uppaluri was Senior Vice President, Senior Financial Officer and Chief Investment Officer with Intercontinental Bank, a publicly traded commercial bank in Florida. In addition, he served in various positions, including Senior Vice President, Chief Investment Officer and Controller, at Peninsula Federal Savings & Loan Association, a publicly traded Florida S&L, from October 1983 to 1987. His prior employment, during 1974 to 1983, included engineering, marketing and research positions with multinational companies and research institutes in India and the United States. Dr. Uppaluri currently serves on the board of directors of Ideation Acquisition Corp., a special purpose acquisition company formed for the purpose of acquiring businesses in digital media, Kidville, Inc , which operates large, upscale facilities, catering to newborns through five-year-old children and their families and offers a wide range of developmental classes for newborns-5 year olds, Cardo Medical, Inc., an early-stage orthopedic medical device company specializing in designing, developing and marketing reconstructive joint devices and spinal surgical devices , Non-Invasive Monitoring Systems, Inc., a medical devices company, and Winston Pharmaceuticals Inc. (OTCBB:WPHM), a specialty pharmaceutical company engaged in the discovery and development of products for pain management.

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
Available Information
     We make available free of charge on or through our web site, at www.opko.com, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with the SEC. Additionally, the public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, D.C., 20549. Information regarding operation of the Public Reference Room is available by calling the SEC at 1-800-SEC-0330. Information that we file with the SEC is also available at the SEC’s Web site at www.sec.gov.

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
     We are a specialty healthcare company with a limited operating history. We are not profitable and have incurred losses since our inception. We do not anticipate that we will generate revenue from the sale of pharmaceutical products for the foreseeable future and we have generated limited revenue from our ophthalmic instrumentation business. We have not yet submitted any pharmaceutical products for marketing approval or clearance by regulatory authorities and we do not currently have rights to any pharmaceutical product candidates that have been approved for marketing. We continue to incur research and development and general and administrative expenses related to our operations and, to date, we have devoted most of our financial resources to research and development, including our pre-clinical development activities and clinical trials. We expect to continue to incur losses from our operations for the foreseeable future, and we expect these losses to increase as we continue our research activities and conduct development of, and seek regulatory approvals and clearances for, our product candidates, and prepare for and begin to commercialize any approved or cleared products. If our product candidates fail in clinical trials or do not gain regulatory approval or clearance, or if our product candidates do not achieve market acceptance, we may never become profitable. In addition, if we are required by the U.S. Food and Drug Administration, or the FDA, to perform studies in addition to those we currently anticipate, our expenses will increase beyond expectations and the timing of any potential product approval may be delayed. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods.
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
     Most of our product candidates are in the very early stages of development and are prone to the risks of failure inherent in drug and medical device product development. We will likely be required to complete and undertake significant additional clinical trials to demonstrate to the FDA that our product candidates are safe and effective to the satisfaction of the FDA and other non-United States regulatory authorities or for their intended uses, or are substantially equivalent in terms of safety and effectiveness to an existing, lawfully marketed non-premarket approved device. Clinical trials are expensive and uncertain processes that often take years to complete. Failure can occur at any stage of the process, and successful early positive results do not ensure that the entire clinical trial or later clinical trials will be successful. Product candidates in clinical-stage trials may fail to show desired efficacy and safety traits despite early promising results. If our research and development activities do not result in commercially viable products, our business, results of operations, and financial condition will be adversely affected.

We may not continue to develop or be able to successfully commercialize our most advanced product candidate, bevasiranib, and our failure to commercialize bevasiranib, or the experience of significant delays in doing so, may have a material adverse effect on our business, results of operation, and financial condition.
     On March 6, 2009, following the recommendation of the Independent Data Monitoring Committee, or the IDMC, we determined to terminate the ongoing Phase III clinical trial of bevasiranib. Review of the data by the IDMC indicated that the trial as structured was unlikely to meet its primary end point. We have invested a significant portion of our efforts and financial resources in the development of bevasiranib. We intend to conduct a complete evaluation of the clinical data in an effort to determine the factors causing this outcome. Our willingness to continue to develop bevasiranib will depend on our understanding of the trial data and the efficacy of the underlying technology. Our inability to timely assess and understand with certainty the factors causing the unfavorable results of the Phase III trial, our decision not to further commercialize bevasiranib or our ultimate inability to successfully commercialize bevasiranib could adversely affect our future business, operating results and financial condition.
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
     Further, our drug candidates may not be approved or cleared even if they achieve their primary endpoints in Phase III clinical trials or registration trials; nor may our device candidates be approved or cleared, as the case may be, even though clinical or other data are, in our view, adequate to support a device approval or clearance. The FDA or other non-United States regulatory authorities may disagree with our trial design and our interpretation of data from pre-clinical studies and clinical trials. In addition, any of these regulatory authorities may change requirements for the approval or clearance of a product candidate even after reviewing and providing comment on a protocol for a pivotal clinical trial that has the potential to result in FDA approval. Any of these regulatory authorities may also approve or clear a product candidate for fewer or more limited indications or uses than we request or may grant approval or clearance contingent on the performance of costly post-marketing clinical trials. The FDA or other non-United States regulatory authorities may not approve the labeling claims necessary or desirable for the successful commercialization of our product candidates.
     The results of our clinical trials may show that our product candidates may cause undesirable side effects, which could interrupt, delay or halt clinical trials, resulting in the denial of regulatory approval by the FDA and other Non-U.S. regulatory authorities.
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
     We are advancing and intend to continue to advance multiple product candidates through clinical and pre-clinical development. As a result of our entry into a Stock Purchase Agreement with the Frost Gamma Investments Trust in February 2009, pursuant to which the trust agreed to invest $20 million into the Company, we believe we have the cash and cash equivalents on hand sufficient to meet our anticipated cash requirements for operations and debt service for the next 12 months. We have based this estimate on assumptions that may prove to be wrong or subject to change, and we may be required to use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our current and anticipated clinical trials. Our future capital requirements will depend on a number of factors, including the continued progress of our research and development of product candidates, the timing and outcome of clinical trials and regulatory approvals, the costs involved in preparing, filing, prosecuting, maintaining, defending, and enforcing patent claims and other intellectual property rights, the status of competitive products, the availability of financing, and our success in developing markets for our product candidates.

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
     The life sciences industry is highly competitive, and we face significant competition from many pharmaceutical, biopharmaceutical, biotechnology, and medical device companies that are researching and marketing products designed to address the ophthalmic diseases and conditions our products are designed to diagnose, treat, or prevent. We are currently developing therapeutic, diagnostic, and preventative products that will compete with other drugs, therapies, and medical devices that currently exist or are being developed. Products we may develop in the future are also likely to face competition from other drugs, therapies, and medical devices. Many of our competitors have significantly greater financial, manufacturing, marketing, and drug development resources than we do. Large pharmaceutical companies, in particular, have extensive experience in clinical testing and in obtaining regulatory approvals or clearances for drugs or medical devices. These companies also have significantly greater research and marketing capabilities than we do. Some of the pharmaceutical companies we expect to compete with include Genentech, Allergan, Alcon Laboratories, Regeneron, QLT, Pfizer, Alnylam, and Bausch & Lomb. In addition, many universities and private and public research institutions may become active in ophthalmic disease research. Compared to us, many of our potential competitors have substantially greater capital resources, development resources, including personnel and technology, clinical trial experience, regulatory experience, expertise in prosecution of intellectual property rights, manufacturing and distribution experience, and sales and marketing experience. The development of other promising drugs for the treatment of Dry AMD, which in certain patients is the precursor to Wet AMD, could materially adversely affect the prospects for treatments for Wet AMD.
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
     Following the recommendation of the Independent Data Monitoring Committee, or the IDMC, we recently terminated the ongoing Phase III clinical trial of bevasiranib. We do not know whether our other current or planned clinical trials will be completed on schedule, or at all. Furthermore, we cannot guarantee that our planned clinical trials will begin on time or at all. The commencement of our planned clinical trials could be substantially delayed or prevented by several factors, including:
•	a limited number of, and competition for, suitable patients with the particular types of ophthalmic disease required for enrollment in our clinical trials or that otherwise meet the protocol’s inclusion criteria and do not meet any of the exclusion criteria;

•	a limited number of, and competition for, suitable sites to conduct our clinical trials;

•	delay or failure to obtain FDA approval or agreement to commence a clinical trial;

•	delay or failure to obtain sufficient supplies of the product candidate for our clinical trials;

•	requirements to provide the drugs or medical devices required in our clinical trial protocols or clinical trials at no cost or cost, which may require significant expenditures that we are unable or unwilling to make;

•	delay or failure to reach agreement on acceptable clinical trial agreement terms or clinical trial protocols with prospective sites or investigators; and

•	delay or failure to obtain institutional review board, or IRB, approval to conduct or renew a clinical trial at a prospective site.

     The completion of our clinical trials could also be substantially delayed or prevented by several factors, including:
•	slower than expected rates of patient recruitment and enrollment;

•	failure of patients to complete the clinical trial;

•	unforeseen safety issues;

•	lack of efficacy evidenced during clinical trials;

•	termination of our clinical trials by one or more clinical trial sites;

•	inability or unwillingness of patients or medical investigators to follow our clinical trial protocols; and

•	inability to monitor patients adequately during or after treatment.
     Our clinical trials may be suspended or terminated at any time by the FDA, other regulatory authorities, the IRB for any given site, or us. Additionally, changes in regulatory requirements and guidance may occur and we may need to amend clinical trial protocols to reflect these changes with appropriate regulatory authorities. Amendments may require us to resubmit our clinical trial protocols to IRBs for re-examination, which may impact the costs, timing, or successful completion of a clinical trial. Any failure or significant delay in commencing or completing clinical trials for our product candidates could materially harm our results of operations and financial condition, as well as the commercial prospects for our product candidates.
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
     The Company may, at some future date, seek approval of one or more drugs under the Federal Food, Drug, and Cosmetic Act, or FDCA, Section 505(b)(2) which permits a manufacturer to submit an NDA for an existing drug compound for intended uses that have already been approved by the FDA, but with certain different characteristics, such as a different route of administration. Section 505(b)(2) allows a company to reference the clinical data already collected by the NDA of the drug supplemented by clinical trial results that address the change (e.g., route of administration). The Company is not presently involved in clinical trials for a Section 505(b)(2) drug or the submission of an NDA for such a drug, but could be in the future. If the Company were to submit an NDA under that section, the Company could be sued for patent infringement by the pharmaceutical company that owns the patent on the existing approved NDA drug. Such a suit would automatically preclude the FDA from processing our NDA for 30 months and possibly longer. Defending such a suit would be costly. If we were to lose the litigation, we could be precluded from marketing the product until the NDA holder’s patent expires. Such an adverse result would interfere without strategic plans and would therefore have adverse financial implications for the Company.
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
Our inability to address quality control issues in a timely manner could delay the production and sale of our instrumentation products.
     We previously received a warning letter in connection with a FDA inspection of the OTI facility in Toronto, Canada on March 25, 2008 noting several deficiencies in OTI’s, quality control systems relating to certain products. Immediately upon receipt of the warning letter, we began to take corrective action to address the FDA’s concerns and to assure the quality of OTI’s products. On September 18, 2008, we received a letter from the FDA stating that our responses to the warning letter indicated that we may have made adequate corrections to the deficiencies identified in the warning letter, and a re-inspection by the FDA of the OTI facility in Toronto would be necessary. During January 2009, the FDA re-inspected the Toronto facility, and we did not receive a citation of deficiency.
     We are committed to providing high quality products to our customers, and we plan to meet this commitment by working diligently to continue implementing updated and improved quality systems and concepts throughout our organization. Although we believe we have properly addressed each of the deficiencies cited by the FDA, we cannot assure you that we will not have quality control issues in the future, which may result in future warning letters and citations from the FDA. If we receive any warning letters from the FDA in the future, there can be no assurances regarding the length of time or cost it will take us to resolve such quality issues to our satisfaction and to the satisfaction of the FDA. If our remedial actions are not satisfactory to the FDA, we may have to devote additional financial and human resources to our efforts, and the FDA may take further regulatory actions against us including, but not limited to, assessing civil monetary penalties or imposing a consent decree on us, which could result in further regulatory constraints, including the governance of our quality system by a third party. Our inability to resolve these issues or the taking of further regulatory action by the FDA may weaken our competitive position and have a material adverse effect on our business, results of operations and financial condition.
We may not meet regulatory quality standards applicable to our manufacturing and quality processes, which could have an adverse effect on our business, results of operations and financial condition.
     As a medical device manufacturer, we are required to register with the FDA and are subject to periodic inspection by the FDA for compliance with its Quality System Regulation (QSR) requirements, which require manufacturers of medical devices to adhere to certain regulations, including testing, quality control and documentation procedures. Compliance with applicable regulatory requirements is subject to continual review and is monitored rigorously through periodic inspections by the FDA. In addition, most international jurisdictions have adopted regulatory approval and periodic renewal requirements for medical devices, and we must comply with these requirements in order to market our products in these jurisdictions. In the European Community, we are required to maintain certain ISO certifications in order to sell our products and must undergo periodic inspections by notified bodies to obtain and maintain these certifications. Further, some emerging markets rely on the FDA’s Certificate for Foreign Government (CFG) in lieu of their own regulatory approval requirements. Our, or our manufacturers’ failure to meet QSR or ISO requirements could delay production of our products and lead to fines, difficulties in obtaining regulatory clearances, recalls or other consequences, which could, in turn, have a material adverse effect on our business, results of operations, and our financial condition.

Even if we obtain marketing approvals or clearances for our product candidates, the terms of approvals and ongoing regulation of our products may limit how we manufacture and market our product candidates, which could materially impair our ability to generate anticipated revenues.
     Once regulatory approval has been granted to market a product, the approved or cleared product and its manufacturer are subject to continual review. Any approved or cleared product may only be promoted for its indicated uses. In addition, if the FDA or other non-United States regulatory authorities approve any of our product candidates for marketing, the labeling, packaging, adverse event reporting, storage, advertising, and promotion for the product will be subject to extensive regulatory requirements. We and the manufacturers of our products are also required to comply with current Good Manufacturing Practicing, or cGMP regulations, or the FDA’s QSR regulations, which include requirements relating to quality control and quality assurance as well as the corresponding maintenance of records and documentation. Moreover, device manufacturers are required to report adverse events by filing Medical Device Reports with the FDA, which reports are publicly available. Further, regulatory agencies must approve manufacturing facilities before they can be used to manufacture our products, and these facilities are subject to ongoing regulatory inspection. If we fail to comply with the regulatory requirements of the FDA and other non-United States regulatory authorities, or if previously unknown problems with our products, manufacturers, or manufacturing processes are discovered, we could be subject to administrative or judicially imposed sanctions. Furthermore, any limitation on indicated uses for a product candidate or our ability to manufacture and promote a product candidate could significantly and adversely affect our business, results of operations, and financial condition.
     In addition, the FDA and other non-United States regulatory authorities may change their policies and additional regulations may be enacted that could prevent or delay marketing approval or clearance of our product candidates. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the United States or abroad. If we are not able to maintain regulatory compliance, we would likely not be permitted to market our future product candidates and we may not achieve or sustain profitability, which would materially impair our ability to generate anticipated revenues.
Even if we receive regulatory approval or clearance to market our product candidates, the market may not be receptive to our products.
     Even if our product candidates obtain marketing approval or clearance, our products may not gain market acceptance among physicians, patients, health care payors and/or the medical community. We believe that the degree of market acceptance will depend on a number of factors, including:
•	timing of market introduction of competitive products;

•	the safety and efficacy of our product compared to other products;

•	prevalence and severity of any side effects;

•	potential advantages or disadvantages over alternative treatments;

•	strength of marketing and distribution support;

•	price of our products, both in absolute terms and relative to alternative treatments;

•	availability of coverage and reimbursement from government and other third-party payors;

•	potential product liability claims;

•	limitations or warnings contained in a product’s FDA-approved labeling; and

•	changes in the standard of care for the targeted indications for any of our product candidates, which could reduce the marketing impact of any claims that we could make following FDA approval.
     In addition, our efforts to educate the medical community and health care payors on the benefits of our product candidates may require significant resources and may never be successful. If our products do not gain market acceptance, it would have a material adverse effect on our business, results of operations, and financial condition.

If our future product candidates are not covered and eligible for reimbursement from government and third party payors, we may not be able to generate significant revenue or achieve or sustain profitability.
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
     There is significant uncertainty related to the third-party coverage and reimbursement of newly approved or cleared drugs or medical devices. Many medical devices are not directly covered by insurance; instead, the procedure using the device is subject to a coverage determination by the insurer. The commercial success of our existing and future product candidates in both domestic and international markets will depend in part on the availability of coverage and adequate reimbursement from third-party payors, including government payors, such as the Medicare and Medicaid programs, managed care organizations, and other third-party payors. The government and other third-party payors are increasingly attempting to contain health care costs by limiting both insurance coverage and the level of reimbursement for new drugs or devices and, as a result, they may not cover or provide adequate payment for our product candidates. These payors may conclude that our product candidates are less safe, less effective, or less cost-effective than existing or later-introduced products. These payors may also conclude that the overall cost of the procedure using one of our devices exceeds the overall cost of the competing procedure using another type of device, and third-party payors may not approve our product candidates for insurance coverage and adequate reimbursement. The failure to obtain coverage and adequate or any reimbursement for our product candidates, or health care cost containment initiatives that limit or restrict reimbursement for our product candidates, may reduce any future product revenue. Even though a drug (not administered by a physician) may be approved by the FDA, this does not mean that a Prescription Drug Plan, or PDP, a private insurer operating under Medicare part D, will list that drug on its formulary or will set a reimbursement level. PDPs are not required to make every FDA-approved drug available on their formularies. If our drug products are not listed on sufficient number of PDP formularies or if the PDPs’ levels of reimbursement are inadequate, the Company’s business, results of operations, and financial condition could be materially adversely affected.
If we fail to attract and retain key management and scientific personnel, we may be unable to successfully develop or commercialize our product candidates.
     We will need to expand and effectively manage our managerial, operational, financial, development, and other resources in order to successfully pursue our research, development, and commercialization efforts for our product candidates. Our success depends on our continued ability to attract, retain, and motivate highly qualified management and pre-clinical and clinical personnel. The loss of the services or support of any of our senior management, particularly Dr. Phillip Frost, our Chairman of the Board and Chief Executive Officer, could delay or prevent the development and commercialization of our product candidates. We do not maintain “key man” insurance policies on the lives of any of our employees. We will need to hire additional personnel as we continue to expand our research and development activities and build a sales and marketing function.
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
     We may not be able to attract or retain qualified management and scientific personnel in the future due to the intense competition for qualified personnel among biotechnology, pharmaceutical, medical device, and other similar businesses. If we are unable to attract and retain the necessary personnel to accomplish our business objectives, we may experience constraints that will impede significantly the achievement of our research and development objectives, our ability to raise additional capital and our ability to implement our business strategy, which will adversely affect our business, results of operations and financial condition. In particular, if we lose any members of our senior management team, we may not be able to find suitable replacements in a timely fashion or at all and our business may be harmed as a result.

As we evolve from a company primarily involved in development to a company also involved in commercialization, we may encounter difficulties in managing our growth and expanding our operations successfully.
     As we advance our product candidates through clinical trials, research, and development we will need to expand our development, regulatory, manufacturing, marketing, and sales capabilities or contract with third parties to provide these capabilities for us. As our operations expand, we expect that we will need to manage additional relationships with such third parties, as well as additional collaborators and suppliers. Maintaining these relationships and managing our future growth will impose significant added responsibilities on members of our management. We must be able to: manage our development efforts effectively; manage our clinical trials effectively; hire, train and integrate additional management, development, administrative and sales and marketing personnel; improve our managerial, development, operational and finance systems; implement and manage an effective marketing strategy; and expand our facilities, all of which may impose a strain on our administrative and operational infrastructure.
     Furthermore, we may acquire additional businesses, products or product candidates that complement or augment our existing business. Integrating any newly acquired business or product could be expensive and time-consuming. We may not be able to integrate any acquired business or product successfully or operate any acquired business profitably. Our future financial performance will depend, in part, on our ability to manage any future growth effectively and our ability to integrate any acquired businesses. We may not be able to accomplish these tasks, and our failure to accomplish any of them could prevent us from successfully growing our company, which would have a material adverse effect on our business, results of operations and financial condition.
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
     We expect that any product candidate to which we acquire rights will require additional development efforts prior to commercial sale, including extensive clinical testing and approval or clearance by the FDA and other non-United States regulatory authorities. All product candidates are subject to the risks of failure inherent in pharmaceutical or medical device product development, including the possibility that the product candidate will not be shown to be sufficiently safe and effective for approval by regulatory authorities. Even if the product candidates are approved or cleared for marketing, we cannot be sure that they would be capable of economically feasible production or commercial success. If we fail to acquire or develop other product candidates that are capable of economically feasible production and commercial success, our business, results of operations and financial condition and cash flows may be materially adversely affected.
We have no experience or capability manufacturing large clinical-scale or commercial-scale products and have no pharmaceutical manufacturing facility; we therefore rely on third parties to manufacture and supply our pharmaceutical product candidates.
     If our manufacturing partners are unable to produce our products in the amounts that we require, we may not be able to establish a contract and obtain a sufficient alternative supply from another supplier on a timely basis and in the quantities we require. We expect to continue to depend on third-party contract manufacturers for the foreseeable future.

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
     We depend on independent clinical investigators to conduct our clinical trials. Contract research organizations may also assist us in the collection and analysis of data. These investigators and contract research organizations will not be our employees, and we will not be able to control, other than by contract, the amount of resources, including time, that they devote to products that we develop. If independent investigators fail to devote sufficient resources to the development of product candidates or clinical trials, or if their performance is substandard, it will delay the marketing approval or clearance and commercialization of any products that we develop. Further, the FDA requires that we comply with standards, commonly referred to as good clinical practice, for conducting, recording and reporting clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity, and confidentiality of trial subjects are protected. If our independent clinical investigators and contract research organizations fail to comply with good clinical practice, the results of our clinical trials could be called into question and the clinical development of our product candidates could be delayed. Failure of clinical investigators or contract research organizations to meet their obligations to us or comply with federal regulations and good clinical practice procedures could adversely affect the clinical development of our product candidates and harm our business, results of operations, and financial condition.

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
     Our success depends, in part, on our ability to protect proprietary methods and technologies that we develop or license under the patent and other intellectual property laws of the United States and other countries, so that we can prevent others from unlawfully using our inventions and proprietary information. However, we may not hold proprietary rights to some patents required for us to commercialize our product candidates. Because certain United States patent applications are confidential until patents issue, such as applications filed prior to November 29, 2000, or applications filed after such date for which nonpublication has been requested, third parties may have filed patent applications for technology covered by our pending patent applications without our being aware of those applications, and our patent applications may not have priority over those applications. For this and other reasons, we or our third-party collaborators may be unable to secure desired patent rights, thereby losing desired exclusivity. If licenses are not available to us on acceptable terms, we may not be able to market the affected products or conduct the desired activities, unless we challenge the validity, enforceability, or infringement of the third-party patent or otherwise circumvent the third-party patent.
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
     The issuance of a patent does not guarantee that it is valid or enforceable. Any patents we have obtained, or obtain in the future, may be challenged, invalidated, unenforceable, or circumvented. Moreover, the United States Patent and Trademark Office, or USPTO, may commence interference proceedings involving our patents or patent applications. In addition, court decisions may introduce uncertainty in the enforceability or scope of patents owned by biotechnology, pharmaceutical, and medical device companies. Any challenge to, finding of unenforceability or invalidation or circumvention of, our patents or patent applications would be costly, would require significant time and attention of our management, and could have a material adverse effect on our business, results of operations and financial condition.
     Our pending patent applications may not result in issued patents. The patent position of pharmaceutical, biotechnology, and medical device companies, including ours, is generally uncertain and involves complex legal and factual considerations. The standards that the United States Patent and Trademark Office and its foreign counterparts use to grant patents are not always applied predictably or uniformly and can change. There is also no uniform, worldwide policy regarding the subject matter and scope of claims granted or allowable in pharmaceutical, biotechnology, or medical device patents. Accordingly, we do not know the degree of future protection for our proprietary rights or the breadth of claims that will be allowed in any patents issued to us or to others. The legal systems of certain countries do not favor the aggressive enforcement of patents, and the laws of foreign countries may not protect our rights to the same extent as the laws of the United States. Therefore, the enforceability or scope of our owned or licensed patents in the United States or in foreign countries cannot be predicted with certainty, and, as a result, any patents that we own or license may not provide sufficient protection against competitors. We may not be able to obtain or maintain patent protection for our pending patent applications, those we may file in the future, or those we may license from third parties, including the University of Pennsylvania, the University of Illinois, the University of Florida Research Foundation, Teva Pharmaceuticals, Redox Pharmaceuticals, and Winston Laboratories.

     While we believe that our patent rights are enforceable, we cannot assure you that any patents that have issued, that may issue, or that may be licensed to us will be enforceable or valid, or will not expire prior to the commercialization of our product candidates, thus allowing others to more effectively compete with us. Therefore, any patents that we own or license may not adequately protect our product candidates or our future products, which could have a material adverse effect on our business, results of operations, and financial condition.
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
We will rely heavily on licenses from third parties. Failure to comply with the provisions of these licenses could result in the loss of our rights under the license agreements.
     Many of the patents and patent applications in our patent portfolio are not owned by us, but are licensed from third parties. For example, we rely on technology licensed from the University of Pennsylvania, the University of Illinois, the University of Florida Research Foundation, Teva Pharmaceuticals, Winston Laboratories, and Redox Pharmaceuticals. Such license agreements give us rights for the commercial exploitation of the patents resulting from the respective patent applications, subject to certain provisions of the license agreements. Failure to comply with these provisions could result in the loss of our rights under these license agreements. Our inability to rely on these patents and patent applications, which are the basis of our technology, would have a material adverse effect on our business, results of operations and financial condition.
We license patent rights to certain of our technology from third-party owners. If such owners do not properly maintain or enforce the patents underlying such licenses, our competitive position and business prospects will be harmed.
     We have obtained licenses from, among others, the University of Pennsylvania, the University of Illinois, the University of Florida Research Foundation, Teva Pharmaceuticals, Redox Pharmaceuticals, and Winston Laboratories, that are necessary or useful for our business. In addition, we intend to enter into additional licenses of third-party intellectual property in the future.
     Our success will depend in part on our ability or the ability of our licensors to obtain, maintain, and enforce patent protection for our licensed intellectual property and, in particular, those patents to which we have secured exclusive rights in our field. We or our licensors may not successfully prosecute the patent applications which are licensed to us. Even if patents issue in respect of these patent applications, we or our licensors may fail to maintain these patents, may determine not to pursue litigation against other companies that are infringing these patents, or may pursue such litigation less aggressively than we would. Without protection for the intellectual property we have licensed, other companies might be able to offer substantially identical products for sale, which could adversely affect our competitive business position and harm our business, results of operations and financial condition.

Some jurisdictions may require us, or those from whom we license patents, to grant licenses to third parties. Such compulsory licenses could be extended to include some of our product candidates, which may limit our potential revenue opportunities.
     Many countries, including certain countries in Europe, have compulsory licensing laws under which a patent owner may be compelled to grant licenses to third parties. In addition, most countries limit the enforceability of patents against government agencies or government contractors. In these countries, the patent owner may be limited to monetary relief from an infringement and may be unable to enjoin infringement, which could materially diminish the value of the patent. If we or those from who we license patents are required to issue compulsory licenses, it could materially adversely affect our business, results of operation and financial condition.
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
     Additionally, RNAi is a relatively new scientific technology that has generated many different patent applications from organizations and individuals seeking to obtain important patents in the field. These applications claim many different methods, compositions, and processes relating to the discovery, development, and commercialization of RNAi therapeutics. Because the field is so new, very few of these patent applications have been fully processed by government patent offices around the world, and there is a great deal of uncertainty about which patents will issue, when, to whom, and with what claims. It is likely that there will be significant litigation and other proceedings, such as interference and opposition proceedings in various patent offices, relating to patent rights in RNAi technology. Others may attempt to invalidate our intellectual property rights. Even if our rights are not directly challenged, disputes among third parties could impact our intellectual property rights. Any challenge to our intellectual property rights could have a material adverse effect on our business, results of operations, and financial condition.
If we become involved in patent litigation or other proceedings related to a determination of rights, we could incur substantial costs and expenses, substantial liability for damages or be required to stop our product development and commercialization efforts.
     Third parties may sue us for infringing their patent rights. Likewise, we may need to resort to litigation to enforce a patent issued or licensed to us or to determine the scope and validity of proprietary rights of others. In addition, a third-party may claim that we have improperly obtained or used its confidential or proprietary information. Furthermore, in connection with our third-party license agreements, we generally have agreed to indemnify the licensor for costs incurred in connection with litigation relating to intellectual property rights. The cost to us of any litigation or other proceeding relating to intellectual property rights, even if resolved in our favor, could be substantial, and the litigation would divert our management’s efforts. Some of our competitors may be able to sustain the costs of complex patent litigation more effectively than we can because they have substantially greater resources. Uncertainties resulting from the initiation and continuation of any litigation could limit our ability to continue our operations. Our involvement in patent litigation and other proceedings could have a material adverse effect on our business, results of operations, and financial condition.

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
Adverse results in material litigation matters or governmental inquiries could have a material adverse effect upon our business and financial condition.
     We may from time to time become subject in the ordinary course of business to material legal action related to, among other things, intellectual property disputes, professional liability, contractual and employee-related matters, as well as inquiries from governmental agencies and Medicare or Medicaid carriers requesting comment and information on allegations of billing irregularities and other matters that are brought to their attention through billing audits, third parties or other sources. The health care industry is subject to substantial federal and state government regulation and audit. Legal actions could result in substantial monetary damages as well as damage to the Company’s reputation with customers, which could have a material adverse effect upon our results of operations and financial position.
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
RISKS RELATED TO INTERNATIONAL OPERATIONS
Failure to obtain regulatory approval outside the United States will prevent us from marketing our product candidates abroad.
     We intend to market certain of our existing and future product candidates in non-United States markets. In order to market our existing and future product candidates in the European Union and many other non-United States jurisdictions, we must obtain separate regulatory approvals. We have had limited interactions with non-United States regulatory authorities, the approval procedures vary among countries and can involve additional testing, and the time required to obtain approval may differ from that required to obtain FDA approval or clearance. Approval or clearance by the FDA does not ensure approval by regulatory authorities in other countries, and approval by one or more non-United States regulatory authority does not ensure approval by other regulatory authorities in other countries or by the FDA. The non-United States regulatory approval process may include all of the risks associated with obtaining FDA approval or clearance. We may not obtain non-United States regulatory approvals on a timely basis, if at all. We may not be able to file for non-United States regulatory approvals and may not receive necessary approvals to commercialize our existing and future product candidates in any market, which would have a material adverse effect on our business, results of operations and financial condition.

Non-United States governments often impose strict price controls, which may adversely affect our future profitability.
     We intend to seek approval to market certain of our existing and future product candidates in both the United States and in non-United States jurisdictions. If we obtain approval in one or more non-United States jurisdictions, we will be subject to rules and regulations in those jurisdictions relating to our product. In some countries, particularly countries of the European Union, each of which has developed its own rules and regulations, pricing is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take considerable time after the receipt of marketing approval for a drug or medical device candidate. To obtain reimbursement or pricing approval in some countries, we may be required to conduct a clinical trial that compares the cost-effectiveness of our existing and future product candidates to other available products. If reimbursement of our future product candidates is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, we may be unable to generate revenues and achieve or sustain profitability, which would have a material adverse effect on our business, results of operations and financial condition.
Our business may become subject to economic, political, regulatory and other risks associated with international operations.
     Our business is subject to risks associated with conducting business internationally, in part due to a number of our suppliers being located outside the United States. Accordingly, our prospects, business, results of operations and financial condition could be materially harmed by a variety of factors, including:
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
RISKS RELATED TO ACQUISITIONS
Acquisitions, investments and strategic alliances that we have made or may make in the future may use significant resources, result in disruptions to our business or distractions of our management, may not proceed as planned, and could expose us to unforeseen liabilities. We intend to continue to expand our business through the acquisition of, investments in and strategic alliances with companies, technologies, products, and services. Acquisitions, investments and strategic alliances involve a number of special problems and risks, including, but not limited to:
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
     Any of these risks can be greater if an acquisition is large relative to our size. Failure to manage effectively our growth through acquisitions could adversely affect our growth prospects, business, results of operations, financial condition and cash flows.
Funding may not be available for us to continue to make acquisitions, investments and strategic alliances in order to grow our business.
     We have made and anticipate that we may continue to make acquisitions, investments and strategic alliances with complementary businesses, technologies, products and services to expand our business. Our growth plans rely, in part, on the successful completion of future acquisitions. At any particular time, we may need to raise substantial additional capital or to issue additional equity to finance such acquisitions, investments, and strategic alliances. There is no assurance that we will be able to secure additional funding on acceptable terms, or at all, or obtain the stockholder approvals necessary to issue additional equity to finance such acquisitions, investments, and strategic alliances. If we are unsuccessful in obtaining the financing, our business would be adversely impacted.
RISKS RELATED TO OWNERSHIP OF OUR COMMON STOCK
The market price of our common stock may fluctuate significantly.
     The market price of our common stock may fluctuate significantly in response to numerous factors, some of which are beyond our control, such as:
•	the announcement of new products or product enhancements by us or our competitors;

•	results of our clinical trials and other development efforts;

•	developments concerning intellectual property rights and regulatory approvals;

•	variations in our and our competitors’ results of operations;

•	changes in earnings estimates or recommendations by securities analysts, if our common stock is covered by analysts;

•	developments in the biotechnology, pharmaceutical, and medical device industry;

•	the results of product liability or intellectual property lawsuits;

•	future issuances of common stock or other securities, including debt;

•	the addition or departure of key personnel;

•	announcements by us or our competitors of acquisitions, investments, or strategic alliances; and

•	general market conditions and other factors, including factors unrelated to our operating performance.
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
     Our common stock began trading on the American Stock Exchange, now known as the NYSE Alternext U.S. Exchange, in June 2007. To date, the liquidity of our common stock is limited, not only in terms of the number of shares that can be bought and sold at a given price, but also through delays in the timing of transactions and changes in security analyst and media coverage, if at all.
     A substantial percentage of the outstanding shares of our common stock (including outstanding shares of our preferred stock on an as converted basis) are restricted securities and/or are subject to lockup agreements which limit sales for a period of time. These factors may result in lower prices for our common stock than might otherwise be obtained and could also result in a larger spread between the bid and ask prices for our common stock. In addition, without a large float, our common stock is less liquid than the stock of companies with broader public ownership and, as a result, the trading prices of our common stock may be more volatile. In the absence of an active public trading market, an investor may be unable to liquidate his investment in our common stock. Further, the limited liquidity could be an indication that the trading price is not reflective of the actual fair market value of our common stock. Trading of a relatively small volume of our common stock may have a greater impact on the trading price of our stock than would be the case if our public float were larger.
Future sales of our common stock could reduce our stock price.
     Some or all of the “restricted” shares of our common stock issued to former stockholders of Froptix and Acuity in connection with the acquisition or held by other of our stockholders may be offered from time to time in the open market pursuant to an effective registration statement, or after April 2, 2008, pursuant to Rule 144. In addition, as described herein, a substantial number of our shares of common stock are subject to lockup agreements expiring on March 27, 2009, provided that (i) one third of the shares subject to the lockup became exempt from lockup restrictions beginning March 27, 2008, (ii) one third of the shares subject to lockup became exempt from lockup restrictions beginning September 27, 2008, and (iii) the restrictions on the remaining shares subject to lockup shall lapse on March 27, 2009. We have also issued or agreed to issue a substantial number of securities in private placement transactions with two year lockup restrictions expiring in each of December 2009, August 2010, and March 2011. Sales of a substantial number of shares of our common stock in the public market pursuant to Rule 144 or after the lockup agreements lapse, or the perception that such sales could occur, could adversely affect the price of our common stock.
Directors, executive officers, principal stockholders and affiliated entities own a majority of our capital stock, and they may make decisions that you do not consider to be in the best interests of our stockholders.
     As of February 10, 2009, our directors, executive officers, principal stockholders, and affiliated entities beneficially owned, in the aggregate a majority of our outstanding voting securities. Pursuant to a Stock Purchase Agreement with dated February 23, 2009, Frost Gamma Investments Trust (the “Gamma Trust”), of which Phillip Frost, M.D., the Company’s Chairman and CEO, is the sole trustee, agreed to acquire 20,000,000 shares of the Company’s common stock, following which the Gamma Trust will be deemed to beneficially own in the aggregate approximately 53% of the Company’s common stock. As a result, Dr. Frost acting alone or with other members of management, would have the ability to control the election of our Board of Directors, the adoption or amendment of provisions in the Company’s Certificate of Incorporation, the approval of mergers and other significant corporate transactions, and the outcome of issues requiring approval by our stockholders. This concentration of ownership may also have the effect of delaying or preventing a change in control of our company that may be favored by other stockholders. This could prevent transactions in which stockholders might otherwise recover a premium for their shares over current market prices.
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
     There have been changing laws, regulations, and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new regulations promulgated by the Securities and Exchange Commission and rules promulgated by the NYSE Alternext U.S. Exchange, the other national securities exchanges and the NASDAQ. These new or changed laws, regulations, and standards are subject to varying interpretations in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies, which could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. As a result, our efforts to comply with evolving laws, regulations, and standards are likely to continue to result in increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities. Our board members, Chief Executive Officer, Chief Financial Officer, and Principal Accounting Officer could face an increased risk of personal liability in connection with the performance of their duties. As a result, we may have difficulty attracting and retaining qualified board members and executive officers, which could harm our business. If our efforts to comply with new or changed laws, regulations, and standards differ from the activities intended by regulatory or governing bodies, we could be subject to liability under applicable laws or our reputation may be harmed, which could materially adversely affect our business, results of operations and financial condition.
ITEM 1B. UNRESOLVED STAFF COMMENTS.
     None.
ITEM 2. PROPERTIES.
     Our principal corporate office is located at 4400 Biscayne Blvd, Suite 1180, Miami, Florida. We lease this space from Frost Real Estate Holdings, LLC, an entity which is controlled by Dr. Phillip Frost, our Chairman of the Board and Chief Executive Officer. Pursuant to the lease agreement with Frost Real Estate Holdings, we lease approximately 8,300 square feet, which encompasses space for our corporate offices, administrative services, preclinical research and development, project management and pharmacology. The lease is for a five-year term and currently requires annual rent of approximately $228,000, which amount increases by approximately 4.5% per year.
     We lease approximately 10,000 square feet of space in Hialeah, Florida from an entity controlled by Dr. Phillip Frost, our Chairman and Chief Executive Officer, and Dr. Jane Hsiao, our Vice Chairman and Chief Technical Officer, to house manufacturing and service operations for our ophthalmic instrumentation business. We also lease approximately 2,000 square feet of office space in Morristown, New Jersey, where additional clinical research and development is performed, and an animal research facility at Mount Sinai Hospital in Miami Beach, Florida. Our OTI subsidiary maintains offices in Toronto, Ontario, Canada and research and development branch offices in Kingston, Ontario, and in the United Kingdom at the University of Kent.

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
     On April 23, 2008, OIS amended its complaint to add claims for tortious interference with contractual relations and prospective business advantage and aiding and abetting against the Company and The Frost Group, LLC. In its Fourth Amended Complaint, OIS claimed in excess of $7,000,000 in damages against the Company and the Frost Group for intentional interference and aiding and abetting, along with punitive damages, injunctive relief and costs and attorneys’ fees. In discovery, Plaintiff has indicated potential ongoing damage calculations in the amount of either $13 million or $28.6 million. The Frost Group members include a trust controlled by Dr. Phillip Frost, the Company’s Chief Executive Officer and Chairman, Dr. Jane H. Hsiao, Vice Chairman of the board of directors and Chief Technical Officer, Steven D. Rubin, Executive Vice President - Administration and a director of the Company, and Rao Uppaluri, the Chief Financial Officer of the Company. The Company agreed to indemnify the Frost Group in connection with this action.
     The Company believes this action is without merit and is vigorously defending against plaintiff’s claims. Trial is currently scheduled to commence in April, 2009. It is too early to assess the probability of a favorable or unfavorable outcome or the loss or range of loss, if any. If we are not successful in defending the litigation and if significant damages were to be awarded to plaintiff in this matter, it could have a material adverse effect on the Company and its financial condition.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
     We changed our name from eXegenics, Inc. to OPKO Health, Inc. in June 2007. Our common stock has been traded publicly on the NYSE Alternext U.S. Exchange (formerly the American Stock Exchange) under the symbol “OPK” since June 11, 2007. Prior to June 11, 2007, our common stock was quoted on the over-the-counter bulletin board, or the OTCBB, under the symbol “EXEG.” Quotes on the OTCBB may have reflected inter-dealer prices without retail markups, markdowns, or commissions and may not necessarily have represented actual transactions. The following table sets forth, for the periods indicated, the high and low sales prices per share of our common stock during each of the quarters set forth below as reported on the OTCBB for the periods from January 1, 2007 through June 8, 2007 and on the NYSE Alternext U.S. Exchange (formerly the American Stock Exchange) from June 11, 2007 through December 31, 2008:

	High	Low
2008

First Quarter	$3.90	$2.00
Second Quarter	2.84	1.46
Third Quarter	2.39	0.87
Fourth Quarter	1.80	1.01

2007

First Quarter	$4.10	$0.87
Second Quarter	5.50	3.20
April 1 — June 8, 2007	5.50	3.20
June 11, 2007 — June 30, 2007	4.33	3.42
Third Quarter	4.94	3.36
Fourth Quarter	4.53	2.50
     As of March 6, 2009, there were approximately 381 holders of record of our common stock.
     The Company has not declared or paid any cash dividends on its common stock. No cash dividends have been previously paid on our common stock and none are anticipated in fiscal 2009.
     On or around November 6, 2008, the Company sold certain assets in a private transaction in exchange for the delivery of 18,000 shares of the Company’s common stock which were returned to treasury.

Stock Performance Graph
ITEM 6. SELECTED FINANCIAL DATA.
     The following selected historical consolidated statement of operations data for the years ended December 31, 2008 and December 31, 2007 and the period from inception (June 23, 2006) through December 31, 2006 and the consolidated balance sheet data as of December 31, 2008, December 31, 2007 and December 31, 2006, below are derived from our audited consolidated financial statements and related notes thereto. On March 27, 2007, we were part of a three-way merger between Froptix Corporation, or Froptix, eXegenics, Inc., or eXegenics, and Acuity Pharmaceuticals, Inc., or Acuity. This transaction was accounted for as a reverse merger between Froptix and eXegenics, with the combined company then acquiring Acuity. On April 13, 2007 we acquired 33% of Ophthalmic Technologies, Inc., or OTI and on November 28, 2007, we acquired the remaining outstanding stock of OTI. On May 6, 2008, we acquired Vidus Ocular, Inc., or Vidus. As a result, the year ended December 31, 2007 includes the results of operations from Froptix for the full year, the operating results of Acuity subsequent to our acquisition on March 27, 2007, and the operating results from OTI subsequent to our acquisition on November 28, 2007. The year ended December 31, 2008 includes the results of operations from Froptix, Acuity and OTI for the full year and the operating results of Vidus subsequent to our acquisition on May 6, 2008. In addition, the results for the 2007 period include the minority interest loss of $0.6 million for a portion of OTI’s operating loss from the date of our investment in OTI on April 13, 2007 through the date of our acquisition on November 28, 2007.

     This data should be read in conjunction with our “Management’s Discussion and Analysis of Financial Condition and Results of Operation” and our consolidated financial statements and the related notes thereto.

			For the period from
			inception (June 23,
	For the year ended	For the year ended	2006) through
(in thousands, except share and per shares information)	December 31, 2008	December 31, 2007	December 31, 2006
Statement of operations data
Revenue	$9,440	$847	$—
Cost of goods sold	8,559	808	—

Gross margin	881	39	—
Operating expenses:
Selling, general and administrative	14,790	12,466	375
Research and development	21,562	10,850	508
Write-off of acquired in-process research and development	1,398	243,761	—
Other operating expenses; primarily amortization of intangible assets	1,694	150	—

Total operating expenses	39,444	267,227	883

Operating loss	(38,563)	(267,188)	(883)
Other (expense) income, net	(1,354)	(671)	6

Loss before income taxes and loss from investment in OTI	(39,917)	(267,859)	(877)
Income tax benefit	83	83	—

Net loss before loss from investment in OTI	(39,834)	(267,776)	(877)
Loss from investment in OTI	—	(629)	—

Net loss	(39,834)	(268,405)	(877)
Preferred stock dividend	(217)	(217)	—

Net loss attributable to common shareholders	$(40,051)	$(268,622)	$(877)

Loss per share, basic and diluted	$(0.21)	$(2.09)	$(0.01)

Weighted average number of shares outstanding — basic and diluted	187,713,041	128,772,080	58,733,556
Balance sheet data
Total assets	$21,764	$39,568	$116
Working capital	$5,754	$19,489	$21
Line of credit with related party, notes payable, and capital lease obligations, net	$11,867	$14,235	$—
Stockholders’ equity	$359	$16,784	$21

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.
     This Annual Report on Form 10-K contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (“PSLRA”), Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”), about our expectations, beliefs, or intentions regarding our product development efforts, business, financial condition, results of operations, strategies, or prospects. You can identify forward-looking statements by the fact that these statements do not relate strictly to historical or current matters. Rather, forward-looking statements relate to anticipated or expected events, activities, trends, or results as of the date they are made. Because forward-looking statements relate to matters that have not yet occurred, these statements are inherently subject to risks and uncertainties that could cause our actual results to differ materially from any future results expressed or implied by the forward-looking statements. Many factors could cause our actual activities or results to differ materially from the activities and results anticipated in forward-looking statements. These factors include those contained in “Item 1A — Risk Factors” of this Annual Report on Form 10-K. We do not undertake any obligation to update forward-looking statements. We intend that all forward-looking statements be subject to the safe harbor provisions of PSLRA. These forward-looking statements are only predictions and reflect our views as of the date they are made with respect to future events and financial performance.
OVERVIEW
     We are a specialty healthcare company focused on the discovery, development, and commercialization of proprietary pharmaceuticals, imaging and diagnostic systems, and instruments for the treatment, diagnosis, and management of ophthalmic diseases and conditions. Our objective is to establish industry-leading positions in large and rapidly growing segments of ophthalmology by leveraging our preclinical and development expertise and our novel and proprietary technologies. We actively explore opportunities to acquire complementary pharmaceuticals, compounds, and technologies, which could, individually or in the aggregate, materially increase the scale of our business. We also intend to explore strategic opportunities in other medical markets that would allow us to benefit from our business and global distribution expertise, and which have operational characteristics that are similar to ophthalmology, such as dermatology.

     During 2008, we continued to expand our portfolio of drug candidates and ophthalmic devices through several transactions. On May 6, 2008, we acquired Vidus Ocular, Inc., or Vidus, and gained access to its Aquashunt™, an innovative shunt to treat glaucoma, the second leading cause of blindness in the U.S., in an all-stock transaction. In January 2009, we initiated a clinical trial to study the safety and efficacy of Aquashunt.
     In June 2008, we acquired exclusive worldwide rights in the field of ophthalmology to a novel small molecule agent in Phase II clinical development for the treatment of viral conjunctivitis and other viral infections. In October 2008, we acquired exclusive worldwide rights from Teva Pharmaceuticals Industries Ltd. to Teva’s proprietary formulation of budesonide for the treatment of various inflammatory and allergic conditions of the eye.
     On March 6, 2009, following the recommendation of the Independent Data Monitoring Committee, or the IDMC, we determined to terminate the ongoing Phase III clinical trial of bevasiranib. Review of the data by the IDMC indicated that the trial as structured was unlikely to meet its primary end point. However, preliminary data, needing further analysis, show activity of bevasiranib when used adjunctively with Genentech’s Lucentis(R), We intend to conduct a complete evaluation of the clinical data in an effort to determine appropriate next steps regarding the development of bevasiranib. We have invested a significant portion of our efforts and financial resources in the development of bevasiranib, and our willingness to continue to develop bevasiranib will depend on our understanding of the trial data and the efficacy of the underlying technology.
     We expect to incur substantial losses as we continue the development of our product candidates, continue our other research and development activities, and establish a sales and marketing infrastructure in anticipation of the commercialization of our product candidates. We currently have limited commercialization capabilities, and it is possible that we may never successfully commercialize any of our pharmaceutical product candidates. To date, we have devoted substantially all of our efforts towards research and development. As of December 31, 2008, we had an accumulated deficit of $309.1 million. We do not currently generate revenue from any of our pharmaceutical product candidates and have only generated limited revenue from our instrumentation business. Our research and development activities are budgeted to expand over a period of time and will require further resources if we are to be successful. As a result, we believe that our operating losses are likely to be substantial over the next several years. We will need to obtain additional funds to further develop our research and development programs, and there can be no assurance that additional capital will be available to us on acceptable terms, or at all.
RESULTS OF OPERATIONS
For The Years Ended December 31, 2008 and December 31, 2007
     The results of operations for the year ended December 31, 2008 include our operating results for the full year as compared to the year ended December 31, 2007, which include those of OPKO for the full period as well as the results of operations of Acuity Pharmaceuticals, Inc., or Acuity, from March 27, 2007 through December 31, 2007, and of Ophthalmic Technologies, Inc., or OTI, from November 28, 2007 through December 31, 2007, after their acquisitions. The results for year ended December 31, 2008 reflect the activities associated with being a public operating company for the full period as compared to the year ended December 31, 2007, that reflected being a development stage company until the acquisition of OTI in November and a small research and development company (Froptix) until the reverse merger and acquisition of Acuity in March. The results of operations for 2008 include Vidus’ activities after our acquisition of Vidus on May 6, 2008. As such, the 2007 and 2006 results did not have activities related to Vidus.
     Revenue. Revenue for the year ended December 31, 2008 was $9.4 million compared to $0.8 million for the year ended December 31, 2007. Revenue for 2008 primarily consisted of revenue from sales of our OCT SLO device in international markets, and also included revenue from sales of our ultrasound products to international customers. Revenue for the 2007 period was limited to the period from of our acquisition of OTI on November 28, 2007 through December 31, 2007. Revenues during the 2007 period were also primarily revenue from our OCT SLO and ultrasound products to international markets. In November, we received 510(k) clearance from the U.S. Food and Drug Administration to begin marketing the OCT SLO in the U.S., and we expect to begin marketing the device in the U.S. during 2009.
     Gross margin. Gross margin for the year ended December 31, 2008 was $0.9 million compared to $39 thousand for the year ended December 31, 2007. The increase in gross margin reflects the full-year results for OTI during 2008, as compared to the 2007 period, which included revenue for the period from our acquisition of OTI on November 28, 2007 through December 31, 2007. During 2008, we made a number of changes to our manufacturing process in effort to lower the cost of goods sold and increase gross margins, including changing suppliers of components and assembling a number of components in-house rather than outsourcing those activities. Throughout 2008, gross margin improved as a result of changes in our manufacturing processes and realized reduced component pricing from suppliers as we increased volume purchases. During the fourth quarter of 2008, gross margin improved to over 26% of revenue.

     Selling, General and Administrative Expense. Selling, general and administrative expense in the year ended December 31, 2008 was $14.8 million as compared to $12.5 million during the year ended December 31, 2007, primarily as a result of increased personnel costs, including equity-based compensation, and sales commissions to certain international distributors. Selling, general and administrative expenses during 2008 also increased as a result of reflecting a full 12 month period for all activities as an operating public company. The 2007 period reflected only nine months as an operating public company and one month of sales and marketing expenses as a result of our acquisition of OTI on November 28, 2007. Included in selling, general and administrative expenses were $4.2 million and $3.3 million of equity based compensation expense for the years ended December 31, 2008 and December 31, 2007, respectively.
     Research and Development Expense. Research and development expense for the year ended December 31, 2008 was $21.6 million as compared to $10.9 million during the year ended December 31, 2007. The increase during 2008 is primarily a result of expense related to our Phase III clinical trial for bevasiranib. The Phase III clinical trial, which was initiated in July 2007, completed enrollment in December 2008. In addition, the 2008 period includes a full year of activities for both Acuity and OTI, which were acquired in March 2007 and November 2007, respectively. Research and development expenses for the years ended December 31, 2008 and December 31, 2007 include equity-based compensation of $2.5 million and $4.1 million, respectively. During the third quarter of 2007, a reversal of equity-based compensation expense of $8.1 million was recorded as a result of the termination of a consulting agreement prior to the vesting of any of the equity based awards issued under the consulting agreement. Originally, we accrued $0.3 million for this expense during 2006 and $7.8 million during the first six months of 2007.
     On March 6, 2009, following the recommendation of the Independent Data Monitoring Committee, or the IDMC, we determined to terminate the Phase III clinical trial of bevasiranib. Review of the data by the IDMC indicated that the trial as structured was unlikely to meet its primary end point. We intend to conduct a complete evaluation of the clinical data in an effort to determine appropriate next steps regarding the development of bevasiranib. As a result of this decision, as of December 31, 2008 we recorded a charge of $0.4 million related to prepaid assets that will not be utilized as originally estimated. We anticipate that during the first quarter of 2009, the total additional charge related to the Phase III clinical trial will be approximately $2.4 million, which includes approximately $1.4 million of expenses related to the shut down of the clinical trial, including closing the sites which were conducting the trial and expenses related to transitioning subjects to the standard of care treatment.
     Write-off of Acquired In-Process Research and Development. On May 6, 2008, we acquired Vidus in a stock for stock transaction. We recorded Vidus’ assets and liabilities at fair value, and as a result, we recorded acquired in-process research and development expense and recorded a charge of $1.4 million. On March 27, 2007, we acquired Acuity in a stock for stock transaction. We recorded Acuity’s assets and liabilities acquired at fair value. Approximately $243.8 million of the purchase price was allocated to in-process research and development projects, which was immediately charged to expense. We valued our common stock issued to Vidus and Acuity shareholders at the average closing price of the common stock on the date of the transactions and two days prior to the transactions.
     We record expense for in-process research and development projects which have not reached technological feasibility and which have no alternative future use. At the time of our acquisitions of Vidus and Acuity, neither company’s projects had reached a stage of technological feasibility and had no alternative future use.
     Other Income and Expenses. Other expense was $1.4 million, net of $0.3 million of interest income for the year ended December 31, 2008 compared to $0.7 million, net of $0.3 million of interest income for the year ended December 31, 2007. Other expenses primarily consist of interest expense incurred on our $12.0 million line of credit and our $4.0 million term loan, which was repaid in January 2008, partially offset by interest earned on our cash and cash equivalents. The increase in interest expense is primarily the result of the $12.0 million line of credit being fully drawn for the entire year during 2008, partially offset by the $4.0 million term loan being outstanding for only a portion of 2008. The line of credit was drawn during 2007 and as a result, only partially outstanding during that period. In addition, the 2007 period includes the minority interest loss of $0.6 million for a prorated portion of OTI’s operating loss from the date of our investment in OTI on April 13, 2007 through the date of our acquisition on November 28, 2007.
For The Year Ended December 31, 2007 and Period From Inception (June 23, 2006) Through December 31, 2006
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

     Revenue. Revenue for the year ended December 31, 2007 was $0.8 million. All revenue generated related to products sold after our acquisition of OTI on November 28, 2007. Until the acquisition of OTI, we did not generate any revenue. During 2007, all revenue related to products that were shipped internationally. There were no product sales in the U.S.
     Gross margin. Gross margin for the year ended December 31, 2007 was $39 thousand. The gross margin related to product sold after our acquisition of OTI on November 28, 2007. The gross margin was negatively impacted by manufacturing costs associated with the introduction of our new OCT SLO model internationally.
     Selling, General and Administrative Expense. Selling, general and administrative expense in 2007 was $12.5 million and increased from $0.4 million during the 2006 period, primarily as a result of increased personnel costs, including equity-based compensation, directors’ and officers’ insurance, professional fees and other costs related to building infrastructure as a public company. In addition, during 2007 we incurred professional fees related to various business transactions, including the acquisitions of Acuity and OTI. During 2007, we also incurred expenses related to building a commercial presence in the ophthalmic instrumentation market in the United States,. During the 2006 period, selling, general and administrative expense primarily included equity-based compensation expense related to a consultant and professional fees. We did not have any employees during 2006. Equity based compensation expense included in selling, general and administrative expenses for the year ended December 31, 2007 was $4.4 million. During the period from our inception (June 23, 2006) through December 31, 2006, equity based compensation expense was $0.3 million, all of which was recorded in selling, general and administrative expense.
     Research and Development Expense. Research and development expense for 2007 was $10.9 million and increased from $0.5 million during the 2006 period, primarily as a result of the expense related to our Phase III clinical trial for bevasiranib, which was initiated in July 2007. Research and development expenses for the year ended December 31, 2007 include personnel costs, including equity-based compensation and professional fees as we initiated our Phase III clinical trial for bevasiranib. Equity based compensation expense included in research and development expenses for the year ended December 31, 2007 was $3.0 million. During the third quarter of 2007, a reversal of equity-based compensation expense of $8.1 million was recorded as a result of the termination of a consulting agreement prior to the vesting of any of the equity based awards issued under the consulting agreement. Originally, we accrued $0.3 million for this expense during 2006 and $7.8 million during the first six months of 2007. Research and development expense during 2006 was related to our sponsored research agreement with the University of Florida and costs related to the prosecution of related patents.
     Write-off of Acquired In-Process Research and Development. On March 27, 2007, we acquired Acuity in a stock for stock transaction. We valued our common stock issued to Acuity shareholders at the average closing price of the common stock on the date of the transaction and two days prior to the transaction. We recorded the assets and liabilities acquired at fair value. Approximately $243.8 million of the purchase price was allocated to in-process research and development projects, which was immediately charged to expense. We recorded expenses for in-process research and development projects which have not reached technological feasibility and which have no alternative future use. At the time of our acquisition of Acuity, Acuity’s lead product, bevasiranib, had not begun the first of two required Phase III clinical trials and as such, had not reached a stage of technological feasibility and had no alternative future use.
     Other Income and Expenses. Other expense was $0.7 million, net of $0.3 million of interest income for the year ended December 31, 2007. Other expenses primarily consisted of interest expense incurred on our $4.0 million term loan (which was repaid in January 2008) and our $12.0 million line of credit, partially offset by interest earned on our cash and cash equivalents. Other income during the 2006 period reflected the interest earned on our cash and cash equivalents. We did not have any outstanding debt during that period. In addition, the 2007 period includes the minority interest loss of $0.6 million for a prorated portion of OTI’s operating loss from the date of our investment in OTI on April 13, 2007 through the date of our acquisition on November 28, 2007.
Liquidity And Capital Resources
     At December 31, 2008, we had cash and cash equivalents of approximately $6.7 million. Cash used in operations for 2008 was primarily to support our Phase III clinical trial for bevasiranib, which was terminated in March 2009, including personnel costs supporting the trial as well as selling, general and administrative activities related to our corporate and instrumentation operations. Since our inception, we have not generated significant revenue and our primary source of cash has been from the private placement of stock and through credit facilities available to us.

     Pursuant to a Stock Purchase Agreement dated February 23, 2009 with Frost Gamma Investments Trust (the “Gamma Trust”), of which Phillip Frost, M.D., our Chairman and CEO, is the sole trustee, we agreed issue 20,000,000 shares of our Common Stock, $0.01 par value, in exchange for $20.0 million, representing an approximate 20% discount to the average closing price of our common stock on the NYSE Alternext U.S. Exchange for the five trading days immediately preceding the effective date of Audit Committee and stockholder approval of the transaction. The Shares issued in the Investment will be restricted securities, subject to a two year lockup, and no registration rights have been granted.
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
     On January 11, 2008, we repaid in full all outstanding amounts and terminated all of our commitments under a term loan with Horizon Financial Funding Company, LLC, or Horizon. The loan had an interest rate of 12.23%, and the principal was payable in 12 equal monthly installments which commenced August 2007.
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
     As a result of the Stock Purchase Agreement with the Gamma Trust in February 2009, pursuant to which the Gamma Trust agreed to invest $20 million into the Company, we believe we have available liquidity sufficient to meet our anticipated cash requirements for operations and debt service for the next 12 months. Our future cash requirements will depend on a number of factors, including the progress of our research and development of product candidates, possible acquisitions, the timing and outcome of clinical trials and regulatory approvals, the costs involved in preparing, filing, prosecuting, maintaining, defending, and enforcing patent claims and other intellectual property rights, the status of competitive products, our success in developing markets for our product candidates and the costs of any acquisitions we may undertake. If we accelerate or delay our product development programs or initiate additional clinical trials, the timing of use of cash will increase or decrease accordingly. If we are not able to secure additional funding when needed, we may have to delay, reduce the scope of, or eliminate one or more of our clinical trials or research and development programs, and take other actions designed to reduce our cost of operations, all of which may not significantly extend the period of time that we will be able to continue operations without raising additional funding.
     We intend to finance additional research and development projects, clinical trials and our future operations with a combination of private placements, payments from potential strategic research and development, licensing and/or marketing arrangements, the issuance of debt or equity securities, debt financing and revenues from future product sales, if any. To the extent we raise additional capital by issuing equity securities or obtaining borrowings convertible into equity, ownership dilution to existing stockholders will result and future investors may be granted rights superior to those of existing stockholders. Our ability to obtain additional capital may depend on prevailing economic conditions and financial, business and other factors beyond our control. The current economic crisis and disruptions in the U.S. and global financial markets may adversely impact the availability and cost of credit, as well as our ability to raise money in the capital markets. Current economic conditions have been, and continue to be volatile and, in recent months, the volatility has reached unprecedented levels. Continued instability in these market conditions may limit our ability to replace, in a timely manner, maturing liabilities and access the capital necessary to fund and grow our business. There can be no assurance that additional capital will be available to us on acceptable terms, or at all. Continued instability in these market conditions may limit our ability to replace, in a timely manner, maturing liabilities and access the capital necessary to fund and grow our business.

     The following table provides information as of December 31, 2008 with respect to the amounts and timing of our known contractual obligation payments due by period.
Contractual obligations

						After
(in thousands)	2009	2010	2011	2012	2013	2013	Total
Open purchase orders	$5,824	$—	$—	$—	$—	$—	$5,824
Operating leases	389	356	366	214	—	—	1,325
Credit line	—	—	12,000	—	—	—	12,000

Total	$6,213	$356	$12,366	$214	$—	$—	$19,149

     The preceding table does not include information where the amounts of the obligations are not currently determinable, including contractual obligations in connection with clinical trials, which are payable on a per-patient basis and product license agreements that include payments upon achievement of certain milestones. In addition to the principal balance as shown on our credit line, we also must pay interest upon the maturity of the credit line in January 2011.
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
     As of December 31, 2008, we had $10.0 million of unrecognized compensation expense related to unvested stock options that is expected to be recognized over a weighted average period of 2.3 years.
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
     Allowance for Doubtful Accounts and Revenue Recognition. Generally, we recognize revenue from product sales when goods are shipped and title and risk of loss transfer to our customers. Certain of our products are sold directly to end-users and require that we deliver, install and train the staff at the end-users’ facility. As a result, we do not recognize revenue until the product is delivered, installed and training has occurred. Return policies in certain international markets for our medical device products provide for stringent guidelines in accordance with the terms of contractual agreements with customers. Our estimates for sales returns are based upon the historical patterns of products returned matched against the sales from which they originated, and management’s evaluation of specific factors that may increase the risk of product returns. During 2008, four international customers represented approximately 18%, 17%, 13% and 11% of our revenue, respectively. As of December 31, 2008, open accounts receivable from two of our international distributors represented approximately 47% and 19% of our net accounts receivable balance. The allowance for doubtful accounts recorded in our consolidated balance sheet at December 31, 2008 was $0.4 million.
Recent Accounting Pronouncements
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
     Our exposure to market risk relates to our cash and investments and to our borrowings. We maintain an investment portfolio of money market funds. The securities in our investment portfolio are not leveraged, and are, due to their very short-term nature, subject to minimal interest rate risk. We currently do not hedge interest rate exposure. Because of the short-term maturities of our investments, we do not believe that a change in market interest rates would have a significant negative impact on the value of our investment portfolio except for reduced income in a low interest rate environment. At December 31, 2008, we had cash and cash equivalents of $6.7 million. The weighted average interest rate related to our cash and cash equivalents for the year ended December 31, 2008 was 2.5%. As of December 31, 2008, the principal value of our term loan and credit line was $12.0 million, which bears a weighted average interest rate of 10.2%.
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

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of OPKO Health, Inc.
     We have audited the accompanying consolidated balance sheets of OPKO Health, Inc. and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the two years in the period ended December 31, 2008 and for the period from inception (June 23, 2006) to December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of OPKO Health, Inc. and subsidiaries at December 31, 2008 and 2007, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2008 and for the period from inception (June 23, 2006) to December 31, 2006, in conformity with U.S. generally accepted accounting principles.
     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), OPKO Health Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 12, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Certified Public Accountants

Miami, Florida
March 12, 2009

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of OPKO Health, Inc.
     We have audited OPKO Health, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). OPKO Health, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
     A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.
     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
     In our opinion, OPKO Health, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.
     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of OPKO Health, Inc. and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the two years in the period ended December 31, 2008 and for the period from inception (June 23, 2006) to December 31, 2006 and our report dated March 12, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Certified Public Accountants

Miami, Florida
March 12, 2009

OPKO Health, Inc.
CONSOLIDATED BALANCE SHEETS
(in thousands except share data)

	December 31,
	2008	2007
ASSETS
Current assets
Cash and cash equivalents	$6,678	$23,373
Accounts receivable, net	1,005	1,689
Inventory	4,063	2,214
Prepaid expenses and other current assets	1,720	1,936

Total current assets	13,466	29,212
Property and equipment, net	659	410
Intangible assets, net	6,336	8,199
Goodwill	1,097	1,732
Other assets	206	15

Total assets	$21,764	$39,568

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$2,221	$3,319
Accrued expenses	5,394	3,858
Current portion of notes payable, net unamortized discount of $0 and $8, respectively, and capital lease obligations	97	2,546

Total current liabilities	7,712	9,723
Long-term liabilities and capital lease obligations	1,826	1,372
Line of credit with related party, net unamortized discount of $133 and $311, respectively	11,867	11,689

Total liabilities	21,405	22,784
Commitments and contingencies
Shareholders’ equity
Series A Preferred stock — $0.01 par value, 4,000,000 shares authorized; 953,756 and 954,799 shares issued and outstanding (liquidation value of $2,384 and $2,387) at December 31, 2008 and 2007, respectively	10	10
Series C Preferred Stock — $0.01 par value, 500,000 shares authorized; No shares issued or outstanding	—	—
Common Stock — $0.01 par value, 500,000,000 shares authorized; 199,020,379 and 178,344,608 shares issued and outstanding at December 31, 2008 and 2007, respectively	1,991	1,783
Treasury stock (18,000 shares in 2008, none in 2007)	(24)	—
Additional paid-in capital	307,498	284,273
Accumulated deficit	(309,116)	(269,282)

Total shareholders’ equity	359	16,784

Total liabilities and shareholders’ equity	$21,764	$39,568

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

OPKO Health, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands except share data)

			For the period
			from inception
			(June 23, 006)
	For the years ended December 31,		Through
	2008	2007	December 31, 2006
Revenue	$9,440	$847	$—
Cost of goods sold	8,559	808	—

Gross margin	881	39	—

Operating expenses
Selling, general and administrative	14,790	12,466	375
Research and development	21,562	10,850	508
Write-off of acquired in-process research and development	1,398	243,761	—
Other operating expenses, principally amortization of intangible assets	1,694	150	—

Total operating expenses	39,444	267,227	883

Operating loss	(38,563)	(267,188)	(883)
Other (expense) income, net	(1,354)	(671)	6

Loss before income taxes and loss from investment in OTI	(39,917)	(267,859)	(877)
Income tax benefit	83	83	—

Loss before loss from investment in OTI	(39,834)	(267,776)	(877)
Loss from investment in OTI	—	(629)	—

Net loss	(39,834)	(268,405)	(877)
Preferred stock dividend	(217)	(217)	—

Net loss attributable to common shareholders	$(40,051)	$(268,622)	$(877)

Loss per share, basic and diluted	$(0.21)	$(2.09)	$(0.01)

Weighted average number of shares outstanding, basic and diluted	187,713,041	128,772,080	58,733,556

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

OPKO Health, Inc.
CONSOLIDATED STATEMENTS SHAREHOLDERS’ EQUITY
(in thousands except share data)
For the period from inception (June 23, 2006) and years ended December 31, 2007 and 2008

									Additional
	Series A Preferred Stock		Series C Preferred Stock		Common Stock		Treasury		Paid-In	Accumulated
	Shares	Dollars	Shares	Dollars	Shares	Dollars	Shares	Dollars	Capital	Deficit	Total
Issuance of capital stock to founders of Froptix, $0.01 per share	—	$—	—	$—	61,775,002	$618	—	$—	$20	$—	$638
Equity-based compensation expense	—	—	—	—	—	—	—	—	260	—	260
Net loss for the period from inception (June 23, 2006) to December 31, 2006	—	—	—	—	—	—	—	—	—	(877)	(877)

Balance at December 31, 2006	—	—	—	—	61,775,002	618	—	—	280	(877)	21
Equity-based compensation expense	—	—	—	—	—	—	—	—	7,373	—	7,373
Issuance of equity securities for net monetary assets at $0.43 per share	1,081,750	11	—	—	36,607,023	366	—	—	15,626	—	16,003
Issuance of equity securities to acquire Acuity Pharmaceuticals, Inc. at $2.65 per share	—	—	457,603	5	14,778,556	148	—	—	234,470	—	234,623
Issuance of equity securities to acquire Ophthalmic Technologies, Inc. at $2.57 per share	—	—	—	—	2,682,928	27	—	—	6,905	—	6,932
Issuance of equity securities to acquire software at $3.79 per share	—	—	—	—	30,000	—	—	—	114	—	114
Issuance of common stock in private placement to related party at $1.84 per share	—	—	—	—	10,869,565	109	—	—	19,891	—	20,000
Issuance of common stock upon automatic conversion of Series C preferred stock	—	—	(457,603)	(5)	45,760,300	457	—	—	(452)	—	—
Conversion of Series A preferred stock	(213,751)	(2)	—	—	213,751	2	—	—	—	—	—
Exercise of common stock options	—	—	—	—	641,972	6	—	—	117	—	123
Exercise of common warrants	—	—	—	—	4,985,511	50	—	—	(50)	—	—
Preferred stock dividend	86,800	1	—	—	—	—	—	—	(1)	—	—
Net loss for the year ended December 31, 2007	—	—	—	—	—	—	—	—	—	(268,405)	(268,405)

Balance at December 31, 2007	954,799	10	—	—	178,344,608	1,783	—	—	284,273	(269,282)	16,784
Equity-based compensation expense	—	—	—	—	—	—	—	—	6,730	—	6,730
Issuance of equity securities to acquire Vidus Ocular, Inc. at $1.65 per share	—	—	—	—	658,080	7	—	—	1,312	—	1,319
Correction of equity securities to Acuity	—	—	—	—	57,408	1	—	—	(1)	—	—
Exercise of common stock options	—	—	—	—	5,187,149	52	—	—	154	—	206
Exercise of common warrants	—	—	—	—	1,171,899	12	—	—	165	—	177
Issuance of common stock in private placement to related party at $1.84	—	—	—	—	13,513,514	135	—	—	14,865	—	15,000
Preferred stock dividend	86,678	1	—	—	—	—	—	—	—	—	1
Conversion of Series A preferred stock	(87,721)	(1)	—	—	87,721	1	—	—	—	—	—
Other disposition of assets for stock	—	—	—	—	—	—	(18,000)	(24)	—	—	(24)
Net loss for the year ended December 31, 2008	—	—	—	—	—	—	—	—	—	(39,834)	(39,834)

Balance at December 31, 2008	953,756	$10	—	$—	199,020,379	$1,991	(18,000)	$(24)	$307,498	$(309,116)	$359

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

OPKO Health, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

			For the period
			from
			inception
			(June 23,
			2006)
			through
	For the year ended December 31,		December 31,
	2008	2007	2006
Cash flows from operating activities:
Net loss	$(39,834)	$(268,405)	$(877)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,823	184	—
Write-off of acquired in-process research and development	1,398	243,761	—
Accretion of debt discount related to notes payable	190	279	—
Loss from investment in OTI	—	629	—
Equity based compensation — employees and non-employees.	6,730	7,373	260
Provision for bad debts	204	—	—
Inventory write-down	255	—	—
Loss on disposal of assets	148	—	—
Changes in:
Accounts receivable	590	(554)	—
Inventory	(2,104)	(317)	—
Prepaid expenses and other assets	25	(789)	—
Accounts payable	(1,225)	(607)	95
Accrued expenses	2,506	1,497	—

Net cash used in operating activities	(29,294)	(16,949)	(522)
Cash flows from investing activities:
Investment in 33% of Ophthalmic Technologies, Inc.	—	(5,000)	—
Acquisition of businesses, net of cash	48	2,751	—
Capital expenditures	(378)	(489)	—

Net cash used in investing activities	(330)	(2,738)	—
Cash flows from financing activities:
Issuance of common stock for cash to related party	15,000	20,000	638
Issuance of common stock	—	16,284	—
Borrowings under line of credit with related party	—	8,000	—
Insurance financing	371	152	—
Proceeds from the exercise of stock options and warrants.	383	123	—
Repayments of notes payable and capital lease obligations	(2,825)	(1,615)	—

Net cash provided by financing activities	12,929	42,944	638

Net change in cash and cash equivalents	(16,695)	23,257	116
Cash and cash equivalents at beginning of period	23,373	116	—

Cash and cash equivalents at end of period	$6,678	$23,373	$116

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

OPKO Health, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1 Business and Organization
     OPKO Health, Inc. (“we” or the “Company”) is a specialty healthcare company focused on the discovery, development, and commercialization of proprietary pharmaceuticals, diagnostic and imaging systems and instrumentation products for the treatment, diagnosis and management of ophthalmic diseases. We continue to seek to expand our current operations by acquiring additional ophthalmic businesses and pharmaceutical and instrumentation technologies, as well as exploring opportunities in other medical markets that have operational characteristics similar to ophthalmology, such as dermatology. We are a Delaware corporation, headquartered in Miami, Florida, with instrumentation operations in Toronto, Ontario and our clinical operations in Morristown, New Jersey.
     On June 8, 2007, we changed our name to OPKO Health, Inc. from eXegenics, Inc. Through March 26, 2007, eXegenics was a public shell company whose assets consisted of cash and nominal other assets. On February 9, 2007, eXegenics, completed the sale of 19,440,491 shares of its common stock for $8.0 million, constituting 51% of its issued and outstanding shares of capital stock on a fully diluted basis, to a small group of investors led by The Frost Group, LLC, or the Frost Group, a related party. The Frost Group members include a trust controlled by Dr. Phillip Frost, who is the Company’s Chief Executive Officer and Chairman of the board of directors, Dr. Jane H. Hsiao, who is the Company’s Vice Chairman of the board of directors and Chief Technical Officer, Steven D. Rubin who is the Company’s Executive Vice President — Administration and a director, and Rao Uppaluri who is the Company’s Chief Financial Officer. In the February 9, 2007 investment, the Frost Group acquired approximately 15.5 million of the 19.4 million shares issued giving it approximately 41% of the outstanding shares of capital stock on a fully diluted basis. The Frost Group did not obtain control of the Board of Directors and was not given any management positions with eXegenics. As a result, we determined the Frost Group did not control eXegenics following its February 9, 2007 investment.
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
     In order to determine the accounting acquirer, we identified that Froptix shareholders, through the Frost Group, received the largest voting interest on an as converted basis, controlling the largest minority interest (no shareholder group received majority voting control) and had significant influence on the combined company based on its designation or appointment control of certain board nominees. Further, subsequent to the merger, the Frost Group members were appointed to all of the senior management positions of the combined companies and relocated the corporate offices to where the Frost Group is based in Miami, FL.
     As a result, we determined Froptix was the accounting acquirer in the three-way merger which was accounted for as:
•	a reverse merger between Froptix and eXegenics (a public shell company). For accounting purposes Froptix has been treated as the continuing registrant. As a result, all post merger comparative historical financial statements filed by us will be those of Froptix. Froptix was incorporated on June 23, 2006. Further, Froptix’s historical shareholders’ equity prior to the merger has been retroactively restated (recapitalized) for the equivalent number of shares received in the reverse merger. Earnings and loss per share calculations have also been retroactively restated to give effect to the recapitalization for all periods presented. Lastly, the merger between Froptix and eXegenics has been accounted for as a capital transaction equivalent to the issuance of capital stock by Froptix for the net monetary assets of eXegenics.

•	an asset acquisition of Acuity by Froptix. Refer to Note 2

     As a result, at the closing of the Mergers, we issued (a) an aggregate of 61,775,002 shares of our common stock to the former holders of Froptix common stock, (b) an aggregate of 14,778,556 shares of our common stock to the former holders of Acuity common stock and Acuity Series A preferred stock, and (c) an aggregate 45,760,300 shares of our common stock, to the former holders of Acuity Series B preferred stock which had converted into 457,603 shares of our Series C preferred stock prior to the Series C preferred stock converting into our common stock on June 23, 2007. We also granted 28,358,857 warrants to purchase shares of our common stock to former shareholders of Froptix and Acuity; 15,810,115 options to purchase our common stock to former option holders of Froptix and Acuity; and 1,686,600 warrants to purchase our common stock, which had been warrants to purchase our Series C preferred stock prior to our Series C preferred stock converting to common stock on June 23, 2007. As consideration for an increase in our credit line with the Frost Group, we granted to the Frost Group an additional 4,000,000 warrants to purchase our common stock in connection with the Mergers.
Note 2 Acquisitions
     On May 6, 2008, we completed the acquisition of Vidus Ocular, Inc., or Vidus, a privately-held company that is developing Aquashunt™, a shunt to be used in the treatment of glaucoma. Pursuant to a Securities Purchase Agreement with Vidus, each of its stockholders, and the holders of convertible promissory notes issued by Vidus, we acquired all of the outstanding stock and convertible debt of Vidus in exchange for (i) the issuance and delivery at closing of 658,080 shares of our common stock (the “Closing Shares”); (ii) the issuance of 488,420 shares of our common stock to be held in escrow pending the occurrence of certain development milestones (the “Milestone Shares”); and (iii) the issuance of options to acquire 200,000 shares of our common stock. Additionally, in the event that the stock price for our common stock at the time of receipt of approval or clearance by the U.S. Food & Drug Administration of a pre-market notification 510(k) relating to the Aquashunt is not at or above a specified price, we will be obligated to issue an additional 413,850 shares of our common stock. A portion of the Closing Shares and the Milestone Shares will remain in escrow for a period of one year to satisfy indemnification claims.
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

     The following table summarizes the estimated fair value of the net assets acquired and liabilities assumed in the acquisition of Acuity at the date of acquisition:

(in thousands)
Current assets (including cash of $1,135)	$1,350
Property and equipment	85
In-process research and development	243,761
Accounts payable and accrued expenses	(3,154)
Line of credit and term loan	(7,419)

Total purchase price	$234,623

     The portion of the purchase price allocated to in-process research and development of $243.8 million relates to the acquisition of Acuity and was immediately expensed. The majority of our research and development expenses have been focused on our most advanced compound, bevasiranib. In March 2009, we terminated the Phase III clinical trial of bevasiranib. Review of the data by the Independent Data Monitoring Committee, or the IDMC, indicated that the trial as structured was unlikely to meet its primary end point. We intend to conduct a complete evaluation of the clinical data in an effort to determine appropriate next steps regarding the development of bevasiranib. We expect to recognize incremental costs of $2.4 million as a result of our decision to terminate the Phase III clinical trial of bevasiranib during the first quarter of 2009. Acuity’s second compound, ACU-NCT-001, did not reach technological feasibility during 2008 and has since been abandoned, and its other projects are still in various early stages of development.
     The purchase price of Acuity includes $1.5 million of costs incurred by us to acquire Acuity, including $1.3 million of costs associated with the issuance of warrants to the Frost Group as a result of the increase of the credit line with Acuity. Refer to Note 5.
     On April 13, 2007, we invested $5 million in exchange for common shares of Ophthalmic Technologies, Inc., or OTI, equaling one-third of the outstanding equity of OTI. On November 28, 2007, we acquired the remaining outstanding shares of OTI and issued approximately 2.7 million shares of our common stock based upon a purchase price of $10.0 million and a value of $3.55 per share. OTI provides diagnostic and imaging systems to eye care professionals worldwide through its distributor network which covers over 50 countries. We believe our acquisition of OTI will provide a complementary product line to our pharmaceutical business that will improve physician treatment decisions and enhance outcomes for a variety of ocular disorders. The minority interest results in OTI from April 13, 2007 through our acquisition of OTI on November 28, 2007 have been included in our financial statements.
     The following table summarizes the estimated fair value of the net assets acquired and liabilities assumed in the acquisition OTI at the date of acquisition:

(in thousands)
Current assets (including cash of $1,616)	$4,682
Intangible assets	8,087
Other assets	602
Goodwill	1,732
Accounts payable and accrued expenses	(3,374)

Total purchase price	$11,729

     The following table summarizes that fair value assigned to our major intangible assets classes:

	Fair value	Weighted average
(in thousands)	assigned	amortization period
Technology	$4,597	10 years
Customer relationships	2,978	3 years
Covenants not to compete	317	3 years
Tradename	195	3 years

Total amortizing intangible assets	8,087
Goodwill	1,732	Indefinite

Total intangible assets acquired	$9,819

     All of the intangible assets acquired and goodwill acquired relate to our acquisition of OTI.
     The following table includes the pro forma results for the years ended December 31, 2008 and 2007, and the period from inception (June 23, 2006) through December 31, 2006 of the combined companies as though the acquisitions of Vidus, Acuity and OTI had been completed as of the beginning of each period, respectively.

			For the period from
			Inception
			(June 23, 2006)
	For the year ended December 31,		through
(in thousands, except per share amounts)	2008	2007	December 31, 2006
Revenue	$9,440	$12,148	$5,570
Net loss	$(40,315)	$(278,097)	$(7,577)
Basic and diluted loss per share	$(0.21)	$(2.06)	$(0.10)
     This unaudited pro forma financial information is presented for informational purposes only. The unaudited pro forma financial information may not necessarily reflect our future results of operations or what the results of operations would have been had we owned and operated each company as of the beginning of the periods presented.
Note 3 Summary of Significant Accounting Policies
     Basis of Presentation. The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and with the instructions to Form 10-K and of Regulation S-X. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidated.
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
     Property and Equipment. Property and equipment are recorded at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets, generally five to ten years and includes amortization expense for assets capitalized under capital leases. The estimated useful life by asset class are as follows: software — 3 years, machinery and equipment — 5-8 years, furniture and fixtures — 5-10 years and leasehold improvements — the lesser of their useful life or the lease term. Expenditures for repairs and maintenance are charged to expense as incurred, while betterments are capitalized. Depreciation expense was $0.1 million and $35 thousand for the years ended December 31, 2008 and 2007, respectively. There was no depreciation expense for the period from inception (June 23, 2006) through December 31, 2006.

     Goodwill and Other Intangible Assets. Goodwill represents the difference between the purchase price and the estimated fair value of the net assets acquired when accounted for by the purchase method of accounting and arises from our acquisition of OTI. Refer to Note 2. In accordance with SFAS 142, “Goodwill and Intangible Assets,” we do not amortize goodwill. Also in accordance with FAS 142, we will perform an annual impairment test of goodwill. We test for impairment annually during the fourth quarter. During the fourth quarter of 2008, we performed an impairment test and determined that during the 2008, no impairment was observed. We will continue to evaluate our goodwill for impairment annually and whenever events and changes in circumstances suggest that the carrying amount may not be recoverable.
     We amortize intangible assets with definite lives on a straight-line basis over their estimated useful lives, ranging from 3 to 10 years, and review for impairment at least annually, or sooner when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Amortization expense was $1.7 million and $0.2 million for the years ended December 31, 2008 and 2007, respectively. Amortization expense for the years ending December 31, 2009, 2010, 2011, 2012 and 2013 is expected to be $1.6 million, $1.5 million, $0.5 million, $0.5 million and $0.5 million, respectively.
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
     Loss Per Common Share. Basic and diluted earnings or loss per common share is based on the net loss increased by dividends on preferred stock divided by the weighted average number of common shares outstanding during the period. In the periods in which their effect would be anti-dilutive, no effect has been given to outstanding options, warrants or convertible preferred stock in the diluted computation. The diluted loss per share does not include the weighted average impact of the outstanding options and warrants of 24,022,713 and 30,508,179 shares for the years ended December 31, 2008 and 2007, respectively, and 4,344,819 shares for the period from inception (June 23, 2006) to December 31, 2006 because their inclusion would have been anti-dilutive.
     Revenue Recognition. Generally, we recognize revenue from product sales when goods are shipped and title and risk of loss transfer to our customers. Certain of our products are sold directly to end-users and require that we deliver, install and train the staff at the end-users’ facility. As a result, we do not recognize revenue until the product is delivered, installed and training has occurred. During 2008, four international customers represented approximately 18%, 17%, 13% and 11% of our revenue, respectively.
     Allowance for Doubtful Accounts. Estimated allowances for sales returns are based upon our history of product returns. The amount of allowance for doubtful accounts at December 31, 2008 and 2007 was $0.4 million and $0.5 million, respectively. As of December 31, 2008, open accounts receivable from two of our international distributors represent approximately 47% and 19%, respectively, of our net accounts receivable balance.
     Product Warranties. Product warranties are accrued for at the time we record revenue for a product. The costs of warranties are accounted for as a component of cost of sales. We estimate warranty costs based on our estimated historical experience and adjust for any known product reliability issues.

(in thousands)	2008	2007
Beginning balance	$227	$—
Accrual for product sold	259	227
Settlements in kind or expired	(227)	—

Ending balance	$259	$227

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
     Segment reporting. Our chief operating decision-maker (or “CODM”) is comprised of our executive management with the oversight of our board of directors. Our CODM review our operating results and operating plans and make resource allocation decisions on a company-wide or aggregate basis. Accordingly, we have aggregated our two operating segments, instrumentation and ophthalmic pharmaceutical and device research and development activities into a single segment reporting basis. Our products are being used by and developed for retina specialists, ophthalmologists, and optometrists. During 2008, all of our instrumentation products were sold internationally.
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
     As of December 31, 2008, we held money market funds that qualify as cash equivalents and are required to be measured at fair value.
     Any future fluctuation in fair value related to these instruments that is judged to be temporary, including any recoveries of previous write-downs, would be recorded in accumulated other comprehensive income. If we determine that any future valuation adjustment was other-than-temporary, we would record a charge to earnings as appropriate.
     Our financial assets measured at fair value on a recurring basis, subject to the disclosure requirements of SFAS 157 are as follows (in thousands):

Fair Value Measurements at December 31, 2008
Quoted Prices in
	Active Markets	Significant Other	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Money market funds	$6,699	$—	$—	$6,699

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

Note 4 Composition of Certain Financial Statement Captions

	December 31,
(in thousands)	2008	2007
Accounts receivable, net
Accounts receivable	$1,412	$2,154
Less allowance for doubtful accounts	(407)	(465)

	$1,005	$1,689

Inventories, net
Raw materials (components)	$2,635	$1,913
Work in-process	934	301
Finished products	749	—
Less inventory reserve	(255)	—

	$4,063	$2,214

Prepaid expenses and other current assets
Prepaid clinical trial expenses	$677	$511
Prepaid insurance	267	426
Prepaid supplies	347	456
Canadian tax credit recoverable	143	225
Other	286	318

	$1,720	$1,936

Property and equipment, net
Machinery and equipment	$248	$153
Furniture and fixtures	207	207
Software	152	117
Leasehold improvements	264	27
Less accumulated depreciation	(212)	(94)

	$659	$410

Intangible assets, net
Technology	$4,597	$4,597
Customer relationships	2,978	2,978
Covenants not to compete	317	317
Tradename	195	195
Other	7	262
Less amortization	(1,758)	(150)
Goodwill	1,097	1,732

	$7,433	$9,931

Accrued expenses
Accrued royalties	$317	$313
Accrued distributor commissions	349	187
Product warranties — medical device products	259	221
Clinical trials	2,098	1,495
Customer deposits	345	511
Professional fees	331	357
Employee benefits	390	303
Other	1,305	471

	$5,394	$3,858

     The changes to Goodwill reflect changes to the carrying value of the assets and liabilities valued in connection with the OTI acquisition. Certain estimates were made on the carrying value on the initial valuation of OTI’s assets and liabilities at the time of our acquisition of OTI and upon the resolution of the uncertainties, $0.6 million of adjustments were made to Goodwill in order to reflect the proper carrying value of those assets and liabilities during 2008.
     The following table reflects the changes in the allowance for doubtful accounts, provision for inventory reserve and tax valuation allowance accounts:

	Beginning	Charged to		Charged to	Ending
(in thousands)	balance	expense	Written-off	other	balance
2008

Allowance for doubtful accounts	$(465)	204	(150)	112	$(407)

Provision for inventory reserve	$—	255	—	—	$(255)

Tax valuation allowance	$(16,924)	19,137	—	(864)	$(35,197)

2007

Allowance for doubtful accounts	$—	—	—	(465)	$(465)

Provision for inventory reserve	$—	—	—	—	$—

Tax valuation allowance	$(229)	$5,714	$—	$11,210	$(16,924)

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
     In connection with the acquisition of Acuity, we assumed the rights and obligations of Acuity under this line of credit. We also amended and restated this line of credit to increase the borrowing capacity to $12.0 million and assume Acuity’s existing obligation to repay $4.0 million outstanding under the prior line of credit. During 2007, we drew down the remaining available funds of $8.0 million for a total of $12.0 million borrowed. Effective November 6, 2008, the maturity date on the line of credit was extended for a period of eighteen months until January 11, 2011, and the annual rate was increased to 11%. The line of credit is collateralized by all of our personal property, except intellectual property. In connection with the assumption and amendment of the line of credit, we granted warrants to purchase 4,000,000 shares of our common stock to the Frost Group. The fair value of the warrants was determined to be $12.4 million using the Black-Scholes option valuation model. Because the issuance of the warrants and the increase in the line of credit were conditioned upon the completion of the Mergers, the value of the warrants has been allocated on a relative fair value basis to the cost of the Acuity acquisition ($1.3 million), the cost of the reverse merger between Froptix and eXegenics ($11.0 million) and debt commitment fee ($0.1 million).
     We also assumed the rights and obligations of Acuity’s $4.0 million term with Horizon Financial, Inc., in connection with the Mergers. The term loan bears interest at 12.23%, which was payable monthly. The principal was payable in 12 equal monthly installments which began August 2007. On January 11, 2008, we repaid in full all outstanding amounts and terminated all of our commitments under the term loan with Horizon.
Note 6 Equity Offerings
     On September 10, 2008, we issued 13,513,514 shares of our Common Stock, par value $.01, to a group of investors, including members of the Frost Group, in exchange for $15.0 million. The shares were issued at $1.11 per share, representing an approximately 40% discount to the five-day average closing price of our Common Stock on the NYSE Alternext U.S. Exchange (formerly the American Stock Exchange). The shares issued were restricted securities, subject to a two year lockup, and no registration rights have been granted. The issuance of the Shares was exempt from the registration requirements under the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof, because the transaction did not involve a public offering.
     On December 5, 2007, in exchange for a $20.0 million cash investment in the Company, we issued 10,869,565 shares of our common stock, par value $.01, to members of the Frost Group. The shares were issued at a price of $1.84 per share, representing an approximately 40% discount to the average trading price of our stock on the NYSE Alternext U.S. Exchange (formerly the American Stock Exchange) for the five trading days immediately preceding the date the board of directors and stockholders approved the issuance of the shares. The shares issued in the private placement are restricted securities, subject to a two year lockup, and no registration rights have been granted. Refer to Note 11.
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

     In addition to our equity-based compensation plans, we have warrants to purchase our common stock. Refer to Note 8 for additional information on our share-based compensation plans. The table below provides additional information for warrants outstanding as of December 31, 2008. In connection with the Mergers, we issued a total of:

		Weighted
	Number of	average
Warrants	warrants	exercise price	Expiration date
Outstanding at December 31, 2007	28,672,382
Exercised	(1,386,916)
Expired	(40,000)

Outstanding and Exercisable at December 31, 2008	27,245,466	$0.69	Various from March 2015 through March 27, 2017

     Of the 1,386,916 warrants exercised to purchase common stock, 215,017 shares were surrendered in lieu of a cash payment via the net exercise feature of the warrant agreements.
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
Adoption of Recent Accounting Guidance and Transition
     Upon our incorporation in June 2006, we adopted the fair value recognition provisions of SFAS No. 123R, which is a revision of SFAS No. 123, using the prospective transition method.
     SFAS No. 123R requires that we classify the cash flows resulting from the tax benefit that arises when the tax deductions exceed the compensation cost recognized for those options (excess tax benefits) as financing cash flows. There were no excess tax benefits for the years ended December 31, 2008 and December 31, 2006.
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
Valuation and Expense Information
     We recorded equity based compensation expense of $6.7 million, $7.4 million, and $0.3 million for the years ended December 31, 2008 and 2007, and the period from inception (June 23, 2006) through December 31, 2006, respectively, all of which were reflected as operating expense. Of the $6.7 million of equity based compensation expense recorded in the year ended December 31, 2008, $4.2 million was recorded as selling, general and administrative expense and $2.5 million was recorded as research and development expenses. For the year ended December 31, 2007, of the $7.4 million of expense recorded, $4.4 million was included as selling, general and administration expense and $3.0 million was recorded as research and development expense. During the third quarter of 2007, a reversal of equity-based compensation expense of $8.1 million was recorded as a result of the termination of a consulting agreement prior to the vesting of any of the equity based awards issued under a consulting agreement. Originally, we accrued $0.3 million for this expense during 2006 and $7.8 million during the first six months of 2007 as research and development expense. We did not recognize a tax benefit for equity-based compensation arrangements during the year ended December 31, 2008.
     As required by SFAS No. 123R, we estimate forfeitures of stock options and recognize compensation cost only for those awards expected to vest. Forfeiture rates are determined for all employees and non-employee directors based on historical experience and our estimate of future vesting. Estimated forfeiture rates are adjusted from time to time based on actual forfeiture experience.
     As of December 31, 2008, there was $10.0 million of unrecognized compensation cost related to the stock options granted under our stock plans. That cost is expected to be recognized over a weighted-average period of 2.3 years. The per share weighted-average fair value of stock options granted during 2008 was $1.11. The total intrinsic value of stock options exercised was $9.5 million during 2008.

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

			For the period from
			inception (June 23,
	Year Ended	Year Ended	2006) through
	December 31, 2008	December 31, 2007	December 31, 2006
Expected term (in years)	1.6 - 8.9	3.5 - 9.7	9.5
Risk-free interest rate	1.5% - 3.7%	3.2% - 5.2%	4.5%
Expected volatility	70% - 75%	73% - 76%	35%
Expected dividend yield	0%	0%	0%
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
     Expected Volatility: The expected volatility was based on a peer group of publicly-traded stocks’ historical trading which we believe will be representative of the volatility over the expected term of the options. We believe the peer group’s historical volatility is appropriate as our equity shares have been publicly traded for a limited period of time. The expected volatility for the 2006 period utilized a different peer group than the years ended December 31, 2008 and December 31, 2007 and as a result had a lower volatility.
     Expected Dividend Yield: We do not intend to pay dividends on common stock for the foreseeable future. Accordingly, we used a dividend yield of zero in the assumptions.
     We maintain incentive stock plans that provide for the grants of stock options to our directors, officers, employees and outside consultants. For the year ended, December 31, 2008, there were 17,002,650 shares of common stock reserved for issuance under our 2007 Incentive Plan. We intend to issue new shares upon the exercise of options. Stock options granted under these plans have been granted at an option price equal to the closing market value of the stock on the date of the grant. Options granted under these plans to employees typically become exercisable over four years in equal annual installments after the date of grant, and to non-employee directors become exercisable in full after one-year after the grant date, subject to, in each case, continuous service with the Company during the applicable vesting period. The Company assumed options to grant common stock as part of the Merger, which reflected various vesting schedules, including monthly vesting to employees and contractors.

     A summary of option activity under our stock plans as of December 31, 2008 and the changes during the year is presented below:

			Weighted
		Weighted	average
		average	remaining	Aggregate
	Number of	exercise	contractual term	intrinsic value
Options	options	price	(years)	(in thousands)
Outstanding at December 31, 2007	16,307,434	$1.53	6.2	$29,979
Granted	1,803,000	1.88
Exercised	(5,365,693)	0.10
Forfeited	(767,304)	3.68
Expired	—	—

Outstanding at December 31, 2008	11,977,437	$2.08	6.1	$7,807

Vested and expected to vest at December 31, 2008	11,157,396	$2.02	5.9	$7,559

Exercisable at December 31, 2008	5,860,763	$1.39	6.1	$5,871

     Of the 5,365,693 stock options exercised, 178,544 shares were surrendered in lieu of a cash payment via the net exercise feature of the option agreements.
Note 9 Income Taxes
     Loss before income taxes was taxable in the U.S. and Canada.
     The benefit for incomes taxes consists of the following:

	For the Year	For the Year	The period from
	Ended	Ended	inception (June 23,
	December 31,	December 31,	2006) through
(in thousands)	2008	2007	December 31, 2006
Current
Federal	$—	$—	$—
State	—	—	—
Foreign	83	83	—

	83	83	—

Deferred
Federal	17,075	5,274	199
State	1,137	334	30
Foreign	925	106	—

	19,137	5,714	229

Total	19,220	5,797	229
Change in valuation allowance	(19,137)	(5,714)	(229)

Total, net	$83	$83	$—

     Deferred income tax assets and liabilities as of December 31, 2008 and 2007 are comprised of the following:

(in thousands)	December 31, 2008	December 31, 2007
Deferred income tax assets:
Federal net operating loss	$17,075	$8,726
State net operating loss	3,246	1,665
Foreign net operating loss	1,622	509
Capitalized research and development expense	5,098	4,916
Research and development tax credit	5,186	781
Canadian research and development pool	1,202	1,269
Amortization and depreciation	747	304
Other	3,486	983

Deferred income tax assets	37,662	19,153
Deferred income tax liabilities:
Intangible assets	(2,459)	(3,090)
Other	(6)	(3)

Deferred income tax liabilities	(2,465)	(3,093)

Net deferred income tax assets	35,197	16,060

Valuation allowance	(35,197)	(16,924)

Net deferred income tax liabilities	$—	$(864)

     The change in deferred income tax assets, liabilities and valuation allowances at December 31, 2008 reflect the acquisition of various legal entities, including the tax attributes. The acquisitions were accounted for under U.S. GAAP as asset acquisitions. As of December 31, 2008, we have net operating loss carryforwards of approximately $109.9 million that expire at various dates through 2028. We have research and development tax credit carryforwards of approximately $6.1 million that expire in varying amounts through 2028. We have determined a full valuation allowance is required against all of our tax assets that we do not expect to be utilized by the turn around of deferred income tax liabilities.
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
     During 2008, we initiated a study to determine the impact of the various ownership changes that occurred during 2007 and 2008 and we have concluded that the annual utilization of our net operating loss carryforwards (“NOLs”) and tax credits is subject to a limitation pursuant to Internal Revenue Code section 382. Under the tax law, such NOLs and tax credits are subject to expiration from 15 to 20 years after they were generated. As a result of the annual limitation that may be imposed on such tax attributes and the statutory expiration period, some of these tax attributes may expire prior to our being able to use them. As we have established a valuation allowance against all of our net deferred tax assets, including such NOLs and tax credits, there is no current impact on these financial statements as a result of the annual limitation. This study did not conclude as to whether eXegenics’ pre-merger NOLs were limited under Section 382. As such, of the $109.9 million of net operating loss carryforwards, at least approximately $52.0 million may not be able to be utilized.

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
     As a result of our January 1, 2007 implementation of FIN 48, the total amount of gross tax benefits, excluding the offsetting full valuation allowance, that became unrecognized, was approximately $0.4 million. There were no accrued interest and penalties resulting from such unrecognized tax benefits. As of December 31, 2008 and December 31, 2007, the total amount of gross unrecognized tax benefits was approximately $3.5 million and $0.9 million, respectively, and accrued interest and penalties on such unrecognized tax benefits was $0 in each period.

     The following table reconciles the activity in our gross unrecognized income tax benefits.

(in thousands)
Unrecognized tax benefits January 1, 2007	$412
Gross increases — tax positions in prior period	468
Gross decreases — tax positions in prior period	—

Unrecognized tax benefits December 31, 2007	880
Gross increases — tax positions in prior period	2,739
Gross decreases — tax positions in prior period	—

Unrecognized tax benefits at December 31, 2008	$3,619

     There are no net unrecognized tax benefits that, if recognized, would impact the effective tax rate as of December 31, 2008 and 2007 as a result of the full valuation allowance.
Other Income Tax Disclosures
     The significant elements contributing to the difference between the federal statutory tax rate and the effective tax rate are as follows:

			For the period from
			inception (June 23,
	For the Year Ended	For the Year Ended	2006) through
(in thousands)	December 31, 2008	December 31, 2007	December 31, 2006
Federal Statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	3.6	3.9	3.3
Acquired in-process research and development	(1.4)	(35.3)	—
Research and development tax credits	10.7	(0.1)	—
Change in valuation allowance	(48.0)	(2.1)	(38.3)
Other	0.3	(1.4)	—

Total	0.2%	0.0%	0.0%

     We paid no income taxes in 2008 or 2007.
     The following table reconciles our losses before income taxes and investment loss from OTI by jurisdiction:

			For the period from
			inception (June 23,
	For the Year Ended	For the Year Ended	2006) through
(in thousands)	December 31, 2008	December 31, 2007	December 31, 2006
Pre-tax loss
U.S	$(37,153)	$(267,542)	$(877)
Foreign	(2,764)	(317)	—

Total	$(39,917)	$(267,859)	$(877)

Note 10 Supplemental Cash Flow Information
     Supplemental cash flow information is summarized as follows:

			For the period from
			inception (June 23,
	For the Year Ended	For the Year Ended	2006) through
(in thousands)	December 31, 2008	December 31, 2007	December 31, 2006
Interest paid	$101	$370	$—

Non-cash financing
Issuance of capital stock to acquire Acuity	$—	$243,623	$—

Issuance of capital stock to acquire OTI	$—	$6,932	$—

Issuance of capital stock to acquire Vidus and Other	$1,319	$114	$—

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
     In November 2007, we entered into an office lease with Frost Real Estate Holdings, LLC, an entity affiliated with Dr. Frost, the Company’s Chairman of the Board and Chief Executive Officer. The lease is for approximately 8,300 square feet of space in an office building in Miami, Florida, where the Company’s principal executive offices are located. We had previously been leasing this space from Frost Real Estate Holdings on a month-to-month basis while the parties were negotiating the lease. The lease provides for payments of approximately $18,000 per month in the first year increasing annually to $24,000 per month in the fifth year, plus applicable sales tax. The rent is inclusive of operating expenses, property taxes and parking. The rent for the first year has been reduced to reflect a $30,000 credit for the costs of tenant improvements. As of January 1, 2008, we began leasing an additional 1,100 square feet of general office and laboratory space on a ground floor annex of our corporate office building pursuant to an addendum to the Lease, which required us to pay annual rent of $19,872 per year for the annex space, subject to annual increases. Effective October 1, 2008, we terminated this addendum and are no longer leasing this annex space.
     On December 5, 2007, we issued 10,869,565 shares of the our common stock, par value $.01, to members of the Frost Group in exchange for a $20 million cash investment, or $1.84 per share, representing an approximately 40% discount to the average trading price of our stock on the NYSE Alternext U.S. Exchange (formerly the American Stock Exchange) for the five days preceding the date our board of directors and stockholders approved the issuance of the shares. The shares issued in the private placement were restricted securities, subject to a two year lockup, and no registration rights have been granted.
     We reimburse Dr. Frost for Company-related use by Dr. Frost and our other executives of an airplane owned by a company that is beneficially owned by Dr. Frost. We reimburse Dr. Frost in an amount equal to the cost of a first class airline ticket between the travel cities for each executive, including Dr. Frost, traveling on the airplane for Company-related business. We do not reimburse Dr. Frost for personal use of the airplane by Dr. Frost or any other executive; nor do we pay for any other fixed or variable operating costs of the airplane. For the fiscal year ending December 31, 2008, we reimbursed Dr. Frost approximately $108,000 for Company-related travel by Dr. Frost and other OPKO executives.
     During the fiscal year ending December 31, 2008, we reimbursed SafeStitch Medical, Inc. (“SafeStitch”) approximately $49,000, for time SafeStitch’s personnel spent assisting us with the implementation of certain quality and control standard operating procedures at our manufacturing facility in Toronto, Ontario. Jane Hsiao, our Vice Chairman and Chief Technical Officer, serves as chairman of the board of directors for SafeStitch; and Steven Rubin, our Executive Vice President-Administration, and Richard Pfenniger, each of whom are members of our board of directors, also serve on the board of directors of SafeStitch.

     As part of the Mergers, we assumed a line of credit with the Frost Group, LLC from Acuity and amended and restated that line of credit to increase borrowing availability. In connection with the increase of the borrowing availability, we issued 4,000,000 warrants to the Frost Group. Refer to Note 5. We currently have a fully utilized $12.0 million line of credit with the Frost Group, LLC. The Frost Group members include a trust controlled by Dr. Phillip Frost, who is the Company’s Chief Executive Officer and Chairman of the board of directors, Dr. Jane H. Hsiao, who is the Vice Chairman of the board of directors and Chief Technical Officer, Steven D. Rubin who is Executive Vice President — Administration and a director of the Company, and Rao Uppaluri who is the Chief Financial Officer of the Company. We are obligated to pay interest upon maturity, capitalized quarterly, on outstanding borrowings under the line of credit at a 10% annual rate, which is due July 11, 2009. The line of credit is collateralized by all of our personal property except our intellectual property. Effective November 6, 2008, the maturity date on the line of credit was extended for a period of eighteen months from July 11, 2009 until January 11, 2011, and the annual interest rate was increased to 11% from the amendment date forward. Refer to Note 5 of our Condensed Consolidated Financial Statements.
     On September 10, 2008, in exchange for a $15.0 million cash investment in the Company, we issued 13,513,514 shares of our common stock, par value $.01, to a group of investors which included members of the Frost Group. The shares were issued at a price of $1.11 per share, representing an approximately 40% discount to the 5 day average trading price of our stock on the NYSE Alternext U.S. Exchange (formerly the American Stock Exchange). Refer to Note 6.
     On September 19, 2007, we entered into an exclusive technology license agreement with Winston Laboratories, Inc. (“Winston”). Under the terms of the license agreement, Winston granted us an exclusive license to the proprietary rights of certain products in exchange for the payment of an initial licensing fee, royalties, and payments on the occurrence of certain milestones. Subsequent to our entering into the license agreement with Winston, on November 13, 2007, Winston issued 5,815,851 shares of its Series A Preferred Stock and warrants to purchase 4,092,636 shares of its Series A Preferred Stock to a group of investors led by Dr. Frost, which also included Steven Rubin, our Executive Vice President-Administration, and Rao Uppaluri, the Company’s Chief Financial Officer. In addition, effective the same day, Getting Ready Corporation, entered into a definitive Merger Agreement and Plan of Reorganization with Winston, now a wholly-owned subsidiary of Getting Ready Corporation. Getting Ready Corporation, now known as Winston Pharmaceuticals, Inc., was a publicly held shell corporation of which approximately 42% was owned, prior to the merger with Winston, by Dr. Frost, Messrs. Rubin and Uppaluri and Jane Hsiao, our Vice Chairman and Chief Technical Officer (the “Investors”). Currently, the Investors beneficially own approximately 30% of Winston Pharmaceuticals, Inc. and Mr. Uppaluri has served as a member of Winston’s board of directors since September 2008.
     We intend to enter into an agreement to lease approximately 10,000 square feet of space in Hialeah, Florida to house manufacturing and service operations for our ophthalmic instrumentation business (the “Hialeah Facility”) from an entity controlled by Dr. Phillip Frost, our Chairman and Chief Executive Officer, and Dr. Jane Hsiao, our Vice Chairman and Chief Technical Officer. Pursuant to the terms of a lease agreement, we anticipate paying gross rent of approximately $110,000 per year for a two-year period which commenced February 1, 2009. From April 2008 through January 30, 2009, we leased 20,000 square feet at the Hialeah Facility from a third party landlord pursuant to a lease agreement which contained an option to purchase the facility. We initially elected to exercise the option to purchase the Hialeah Facility in September 2008. Prior to closing, however, we assigned the right to purchase the Hialeah Facility to the entity controlled by Drs. Frost and Hsiao and lease back only a smaller portion of the facility as a result of several factors, including our inability to obtain outside financing for the purchase, current business needs, the reduced operating costs for the smaller space, and the minimization of risk and expense of unutilized space.
     On February 23, 2009, we entered into a stock purchase agreement with Frost Gamma Investments Trust (the “Gamma Trust”), of which Phillip Frost, M.D., our Chairman and CEO, is the sole trustee, pursuant to which the Gamma Trust agreed to make a $20.0 million investment in exchange for 20,000,000 shares of our common stock, par value $.01 (the “Shares”), at $1.00 per share, representing an approximately 20% discount to the average closing price of our common stock on the NYSE Alternext U.S. Exchange for the five trading days immediately preceding the effective date of Audit Committee and stockholder approval of the transaction. Refer to Note 17.
     On March 4, 2009, the Gamma Trust advanced $3.0 million to us under a Promissory Note we issued to the Gamma Trust (the “Note”). The entire amount of this advance and all accrued interest thereon shall be due and payable on the earlier of May 4, 2009 or such earlier date following the closing of the previously disclosed Stock Purchase Agreement, dated February 23, 2009. The Note bears interest at a rate equal to 11% per annum and may be prepaid in whole or in part without penalty or premium.

Note 12 Employee Benefit Plans
     Effective January 1, 2007, the OPKO Health Savings and Retirement Plan, or the Plan, permits employees to contribute up to 50% of qualified pre-tax annual compensation up to annual statutory limitations. The discretionary company match for employee contributions to the Plan is 100% of up to the first 4% of the participant’s earnings contributed to the Plan. Our matching contributions to the plan were approximately $0.2 million and $0.1 million in the years ended December 31, 2008 and 2007, respectively.
Note 13 Commitments and Contingencies
     On May 7, 2007, Ophthalmic Imaging Systems filed a lawsuit against one of our former employees for breach of fiduciary duty, intentional interference with contract and intentional interference with prospective economic advantage. The Company agreed to indemnify the former employee. The plaintiff has also amended the complaint to add claims for tortious interference with prospective business advantage and aiding and abetting against the Company and The Frost Group, LLC, (a related party) seeking in excess of $7 million in damages, along with punitive damages, injunctive relief, and attorneys fees. Discovery in this matter is ongoing. In discovery, Plaintiff has indicated potential ongoing damage calculations in the amount of either $13 million or $28.6 million. The Company believes this action is without merit and is vigorously defending against plaintiff’s claims. Trial is currently scheduled to commence in April 2009. It is too early to assess the probability of a favorable or unfavorable outcome or the loss or range of loss, if any. If we are not successful in defending the litigation and if significant damages were to be awarded to plaintiff in this matter, it could have a material adverse effect on the Company and its financial condition.
     The Frost Group members include a trust controlled by Dr. Phillip Frost, the Company’s Chief Executive Officer and Chairman, Dr. Jane H. Hsiao, Vice Chairman of the board of directors and Chief Technical Officer, Steven D. Rubin, Executive Vice President — Administration and a director of the Company, and Rao Uppaluri, the Chief Financial Officer of the Company. The Company agreed to indemnify the Frost Group in connection with this action.
     We are a party to other litigation in the ordinary course of business. We do not believe that any such other litigation will have a material adverse effect on our business, financial condition, or results of operations.
     Upon the termination of an employee of OTI, we became obligated at the former employee’s sole option to acquire up to 10% of the shares issued to the employee in connection with the acquisition of OTI at a price of $3.55 per share. In September 2008, this employee notified us of his intent to exercise his put option. As a result, we have recorded the fair value of this option as an accrued expense in the amount of $0.1 million at December 31, 2008. In addition, an existing employee of OTI has the same provision within his employment arrangement with a potential obligation of approximately $0.3 million. We have recorded approximately $0.2 million in accrued expenses as of December 31, 2008 based on the estimated fair value of this unexercised put option.
     On March 25, 2008, OTI received a warning letter in connection with a FDA inspection of OTI’s Toronto facility in July and August of 2007. The warning letter cited several deficiencies in OTI’s quality, record keeping, and reporting systems relating to certain of OTI’s products, including the OTI Scan 1000, OTI Scan 2000, and OTI OCT/SLO combination imaging system. The warning letter noted that OTI’s Toronto facility was not in compliance with cGMP. The FDA further indicated that it issued an Import Alert and may refuse admission of these products. Upon receipt of the warning letter, we immediately began to take corrective action to address the FDA’s concerns and to assure the quality of OTI’s products. On September 18, 2008, we received a letter from the FDA stating that our responses to the warning letter indicated that we may have made adequate corrections to the deficiencies identified in the warning letter, and a re-inspection by the FDA of the OTI facility in Toronto would be necessary. During January 2009, the FDA re-inspected the Toronto facility, and we did not receive any citation of deficiency. We are committed to providing high quality products to our customers, and we plan to meet this commitment by working diligently to continue to implement updated and improved quality systems and concepts throughout our organization.
     In connection with our acquisition of Vidus, we are required to release from escrow, or issue, up to 902,270 shares our common stock upon the achievement of certain milestones. Refer to Note 2.
     On March 6, 2009, following the recommendation of the Independent Data Monitoring Committee, or the IDMC, we determined to terminate the Phase III clinical trial of bevasiranib. Review of the data by the IDMC indicated that the trial as structured was unlikely to meet its primary end point. We intend to conduct a complete evaluation of the clinical data in an effort to determine appropriate next steps regarding the development of bevasiranib. As a result of this decision, as of December 31, 2008 we recorded a charge of $0.4 million related to prepaid assets that will not be utilized as originally estimated. We anticipate that during the first quarter of 2009, the total additional charge expenses related to the Phase III clinical trial will be approximately $2.4 million, which includes approximately $1.4 million of expenses related to the shut down of the clinical trial, including closing the sites which were conducting the trial and expenses related to transitioning subjects to the standard of care treatment.

Note 14 Strategic Alliances
     Our strategy is to develop a portfolio of product candidates through a combination of internal development and external partnerships. We have completed strategic deals with the Trustees of the University of Pennsylvania, the University of Illinois, the University of Florida Research Foundation, Winston Laboratories, Teva Pharmaceuticals, Theta Research Consultants and Redox Pharmaceuticals, among others. In connection with these license agreements, upon the achievement of certain milestones we are obligated to make certain payments and upon sales of products developed under the license agreements, have royalty obligations. At this time, we are unable to estimate the timing and amounts of payments as the obligations are based on future development of the licensed products.
The Trustees of the University of Pennsylvania
     In March 2003, we entered into two world-wide exclusive license agreements with The Trustees of the University of Pennsylvania to commercialize siRNA targeting VEGF, HIF-1a, ICAM, and other therapeutic targets. In consideration for the licenses, we are obligated to make certain milestone payments to the University of Pennsylvania. We also agreed to pay the University of Pennsylvania earned royalties based on the number of products we sell that use the inventions claimed in the licensed patents. We agreed to use commercially reasonable efforts to develop, commercialize, market, and sell such products covered by the license agreements.
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
Note 15 Leases
     We conduct certain of our operations under operating lease agreements. Rent expense was approximately $0.6 million for the year ended December 31, 2008 and $0.3 million for the year ended December 31, 2007.
     As of December 31, 2008, the aggregate future minimum lease payments under all non-cancelable operating leases with initial or remaining lease terms in excess of one year are as follows:

Year Ending	(in thousands)
2009	$389
2010	356
2011	366
2012	214
2013	—

Total minimum lease commitments	$1,325

Note 16 Selected Quarterly Financial Data (Unaudited)

	For the 2008 Quarters Ended
(in thousands)	March 31, 2008	June 30, 2008	September 30, 2008	December 31, 2008
Revenue	$2,824	$879	$4,050	$1,687
Gross (deficit) margin	(506)	(146)	1,081	452
Net (loss) income attributable to common shareholders	(10,935)	(10,934)	(8,380)	(9,801)
Basic and diluted (loss) income per share	$(0.06)	$(0.06)	$(0.04)	$(0.05)

	For the 2007 Quarters Ended
(in thousands)	March 31, 2007	June 30, 2007	September 30, 2007	December 31, 2007
Revenue	$—	$—	$—	$847
Gross margin	—	—	—	39
Net loss attributable to common Shareholders	(249,935)	(11,086)	1,440	(9,041)
Basic (loss) income per share	$(3.87)	$(0.09)	$0.01	$(0.05)
Diluted (loss) income per share	$(3.87)	$(0.09)	$0.01	$(0.05)
     Due to rounding, the quarterly per share amounts may not mathematically compute to the annual amount.
     During the fourth quarter of 2008, we recorded a reversal of stock-based compensation expense of $0.5 million related to an error recorded in the first quarter of 2008. As a result of the error, stock based compensation expense was overstated by $0.5 million during the first quarter of 2008. The quarterly information was not restated due to immateriality. Until our acquisition of OTI on November 28, 2007, we did not record any revenue or gross margin. The net loss for the first quarter of 2007 includes in-process research and development expense of $243.7 million related to the acquisition of Acuity. The third quarter of 2007 reflects the reversal of $8.1 million of equity-based compensation expense due to the termination of a consulting agreement prior to the shares vesting. The equity-based compensation expense had previously been recorded as follows: $7.8 million during the first six months of 2007, and $0.3 million during 2006.
Note 17 Subsequent Events
     Pursuant to a Stock Purchase Agreement dated February 23, 2009, Frost Gamma Investments Trust (the “Gamma Trust”), of which Phillip Frost, M.D., our Chairman and CEO, is the sole trustee, agreed to make a $20.0 million investment in exchange for 20,000,000 shares of our common stock, par value $.01 (the “Shares”), at $1.00 per share, representing an approximately 20% discount to the average closing price of our common stock on the NYSE Alternext U.S. Exchange for the five trading days immediately preceding the effective date (February 13, 2009) of Audit Committee and stockholder approval of the transaction (the “Investment”). The Shares issued in the Investment will be restricted securities, subject to a two year lockup, and no registration rights have been granted.

     The Company’s Audit Committee, as authorized by the Board of Directors, and stockholders holding a majority of the voting power of the outstanding capital stock of the Company approved the Investment by one or more members of the Frost Group, LLC, a private investment group controlled by Dr. Frost, on February 13, 2009. Stockholder approval was sought in order to comply with applicable rules of the NYSE Alternext U.S. Exchange. Stockholder approval of the Investment was in the form of a written consent of stockholders in lieu of a special meeting in accordance with the relevant sections of the Delaware General Corporation Law. The Company filed an Information Statement with the Securities and Exchange Commission and on or about March 6, 2009 mailed the information statement to stockholders informing our stockholders of the Investment and the approval of the issuance of the Shares. The Closing of the Investment and the issuance and delivery of the Shares is expected to occur approximately twenty (20) days after the mailing of the Information Statement to stockholders; provided however, that that the Closing of the Investment and issuance and delivery of the Shares is subject to the expiration or termination of any waiting period under the Federal Trade Commission’s Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (“HSR Act”) and the rules of the Federal Trade Commission relating to the HSR Act.
     On March 4, 2009, the Gamma Trust advanced $3.0 million to us under a Promissory Note we issued to the Gamma Trust (the “Note”). The entire amount of this advance and all accrued interest thereon shall be due and payable on the earlier of May 4, 2009 or such earlier date following the closing of the previously disclosed Stock Purchase Agreement, dated February 23, 2009, between us and the Gamma Trust. The Note bears interest at a rate equal to 11% per annum and may be prepaid in whole or in part without penalty or premium.
     On March 6, 2009, following the recommendation of the Independent Data Monitoring Committee, or the IDMC, we determined to terminate the Phase III clinical trial of bevasiranib. Review of the data by the IDMC indicated that the trial as structured was unlikely to meet its primary end point. We intend to conduct a complete evaluation of the clinical data in an effort to determine appropriate next steps regarding the development of bevasiranib. As a result of this decision, as of December 31, 2008 we recorded a charge of $0.4 million related to prepaid assets that will not be utilized as originally estimated. We anticipate that during the first quarter of 2009, the total additional charge expenses related to the Phase III clinical trial will be approximately $2.4 million, which includes approximately $1.4 million of expenses related to the shut down of the clinical trial, including closing the sites which were conducting the trial and expenses related to transitioning subjects to the standard of care treatment.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
     None.
ITEM 9A. CONTROLS AND PROCEDURES.
Disclosure Controls and Procedures
     The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Securities and Exchange Commission (“SEC”) Rule 13a-15(e) as of December 31, 2008. Based on that evaluation, CEO and CFO have concluded that the Company’s disclosure controls and procedures are effective to ensure that information the Company is required to disclose in reports that it files or submits under the Securities Exchange Act is accumulated and communicated to management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.
Management’s Annual Report on Internal Control Over Financial Reporting
     Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements according to generally accepted accounting principles. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined effective could provide only reasonable assurance with respect to financial statement preparation and presentation.
     Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2008, based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
     Based on our evaluation under the framework in Internal Control — Integrated Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2008.

     The effectiveness of the Company’s internal control over financial reporting as of December 31, 2008 has been audited by Ernst & Young LLP, our independent registered public accounting firm, who also audited our consolidated financial statements included in this Annual Report on Form 10-K, as stated in their report which appears with our accompanying consolidated financial statements.
Changes to the Company’s Internal Control Over Financial Reporting
     During the fourth quarter of 2008, the Company implemented controls and procedures related to its operations at OTI. The controls and procedures included establishing controls over accounting systems and adding employees who are trained and experienced in the preparation of financial statements in accordance with U.S. GAAP. Other than as set forth above with respect to OTI, there have been no other changes in the Corporation’s internal control over financial reporting during the quarter ended December 31, 2008, that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.
ITEM 9B. OTHER INFORMATION.
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

PART III
     The information required in Items 10 (Directors, Executive Officers and Corporate Governance), Item 11 (Executive Compensation), Item 12 (Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters), Item 13 (Certain Relationships and Related Transactions, and Director Independence), and Item 14 (Principal Accounting Fees and Services) is incorporated by reference to the Company’s definitive proxy statement for the 2009 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of December 31, 2008.

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)(1)	Financial Statements: See Part II, Item 8 of this report.

(2)	Financial Statement Schedules: See Part II, Item 8 of this report.

(3)	Exhibits: See below.

Exhibit
Number	Description
2.1(1)
Merger Agreement and Plan of Reorganization, dated as of March 27, 2007, by and among Acuity Pharmaceuticals, Inc., Froptix Corporation, eXegenics, Inc., e-Acquisition Company I-A, LLC, and e-Acquisition Company II-B, LLC.

2.2(5)+	Securities Purchase Agreement dated May 6, 2008, among Vidus Ocular, Inc., OPKO Instrumentation, LLC, OPKO Health, Inc., and the individual sellers and noteholders named therein.

3.1(2)	Amended and Restated Certificate of Incorporation.

3.2(4)	Amended and Restated By-Laws.

4.1(1)	Form of Common Stock Warrant.

10.1(1)	Form of Lockup Agreement.

10.2(1)	License Agreement, dated as March 31, 2003, by and between the Trustees of the University of Pennsylvania and Acuity Pharmaceuticals, Inc. (Reich/Tolentino).

10.3(1)	License Agreement, dated as March 31, 2003, by and between the Trustees of the University of Pennsylvania and Acuity Pharmaceuticals, Inc. (Reich/Gewirtz).

10.4(1)	First Amendment to License Agreement, dated as August 1, 2003, by and between the Trustees of the University of Pennsylvania and Acuity Pharmaceuticals, Inc. (Reich/Tolentino).

10.5(1)	First Amendment to License Agreement, dated as August 1, 2003, by and between the Trustees of the University of Pennsylvania and Acuity Pharmaceuticals, Inc. (Gewirtz).

10.6(1)*	Employment Agreement, dated as of September 25, 2004, by and between Dale R. Pfost and Acuity Pharmaceuticals, Inc.

10.7(1)*	Employment Letter, dated April 9, 2007, between Dale R. Pfost and eXegenics, Inc.

10.8(1)	Credit Agreement, dated as of March 27, 2007, by and among eXegenics, Inc., The Frost Group, LLC, and Acuity Pharmaceuticals, LLC.

10.9(1)	Amended and Restated Venture Loan and Security Agreement, dated as March 27, 2007, by and among Horizon Technology Funding Company LLC, Acuity Pharmaceuticals, LLC and eXegenics, Inc.

10.10(1)	Amended and Restated Subordination Agreement, dated as of March 27, 2007, by and among The Frost Group, LLC, Horizon Technology Funding Company LLC, Acuity Pharmaceuticals, LLC, and eXegenics, Inc.

10.11(4)	Share Purchase Agreement, dated April 11, 2007, by and between Ophthalmic Technologies, Inc. and eXegenics, Inc.

Exhibit
Number	Description
10.12(3)	Lease Agreement dated November 13, 2007, by and between Frost Real Estate Holdings, LLC and the Company.

10.13(4)	Share Purchase Agreement, dated as of November 28, 2007, by and among Ophthalmic Technologies, Inc., OTI Holdings Limited, and the Shareholders named therein.

10.14(4)	Exchange and Support Agreement, dated as of November 28, 2007, by and among OPKO Health, Inc. and OTI Holdings Limited and the holders of exchangeable shares named therein.

10.15(4)	Stock Purchase Agreement, dated December 4, 2007, by and between members of The Frost Group, LLC and the Company.

10.16(4)*	OPKO Health, Inc. 2007 Equity Incentive Plan.

10.17(5)	Form of Director Indemnification Agreement.

10.18(5)	Form of Officer Indemnification Agreement.

10.19(6)	Stock Purchase Agreement, dated August 8, 2008 by and among the Company and the Investors named therein.

21	Subsidiaries of the Company.

23.1	Consent of Ernst & Young LLP.

31.1	Certification by Phillip Frost, Chief Executive Officer, pursuant to Exchange Act Rules 13a-14 and 15d-14.

31.2	Certification by Rao Uppaluri, Chief Financial Officer, pursuant to Exchange Act Rules 13a-14 and 15d-14.

32.1	Certification by Phillip Frost, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by Rao Uppaluri, Chief Financial Officer, pursuant to 18 U.S.C.

Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Denotes management contract or compensatory plan or arrangement.

+	Certain confidential material contained in the document has been omitted and filed separately with the Securities and Exchange Commission.

(1)	Filed with the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 2, 2007, and incorporated herein by reference.

(2)	Filed with the Company’s Current Report on Form 8-A filed with the Securities and Exchange Commission on June 11, 2007, and incorporated herein by reference.

(3)	Filed with the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2007 for the Company’s three-month period ended September 30, 2007, and incorporated herein by reference.

(4)	Filed with the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2008 and incorporated herein by reference.

(5)	Filed with the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 8, 2008 for the Company’s three-month period ended June 30, 2008, and incorporated herein by reference..

(6)	Filed with the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 12, 2008 for the Company’s three-month period ended September 30, 2008, and incorporated herein by reference.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OPKO HEALTH, INC.
By:	/s/ Dr. Phillip Frost
Dr. Phillip Frost,
Chairman of the Board and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Dr. Phillip Frost, M.D. Dr. Phillip Frost, M.D.	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 13, 2009
/s/ Dr. Jane H. Hsiao Dr. Jane H. Hsiao	Vice Chairman and Chief Technical Officer	March 13, 2009
/s/ Steven D. Rubin Steven D. Rubin	Director and Executive Vice President — Administration	March 13, 2009
/s/ Rao Uppaluri Rao Uppaluri	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	March 13, 2009
/s/ Adam Logal Adam Logal	Executive Director of Finance, Chief Accounting Officer and Treasurer (Principal Accounting Officer)	March 13, 2009
/s/ Robert Baron Robert Baron	Director	March 13, 2009
/s/ Thomas E. Beier Thomas E. Beier	Director	March 13, 2009
/s/ Pascal J. Goldschmidt, M.D. Pascal J. Goldschmidt, M.D.	Director	March 13, 2009
/s/ Richard A. Lerner, M.D. Richard A. Lerner, M.D.	Director	March 13, 2009
/s/ John A. Paganelli John A. Paganelli	Director	March 13, 2009
/s/ Richard C. Pfenniger, Jr. Richard C. Pfenniger, Jr.	Director	March 13, 2009

EXHIBIT INDEX

Exhibit
Number	Description
21	Subsidiaries of the Company.

23.1	Consent of Ernst & Young LLP.

31.1	Certification by Phillip Frost, Chief Executive Officer, pursuant to Exchange Act Rules 13a-14 and 15d-14.

31.2	Certification by Rao Uppaluri, Chief Financial Officer, pursuant to Exchange Act Rules 13a-14 and 15d-14.

32.1	Certification by Phillip Frost, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Rao Uppaluri, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.