Form 10-K
period 2009-12-31
Opko Health, Inc.
filed 2010-03-17
CIK 944809

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 001-33528
OPKO HEALTH, INC.
(Exact Name of Registrant as Specified in Its Charter)

DELAWARE	75-2402409

(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
4400 Biscayne Blvd., FL 33137
(Address of Principal Executive Offices, Zip Code)
Registrant’s Telephone Number, Including Area Code: (305) 575-4100
Securities registered pursuant to section 12(b) of the Act:

Title of Each Class Common Stock, $.01 par value per share	Name of Each Exchange on Which Registered NYSE Amex
Securities registered pursuant to section 12(g) of the Act:
None
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
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).Yes ☐     No ☑
     The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, as of the last business day of the registrant’s most recently completed second fiscal quarter was: $196,865,850.
     As of March 8, 2010 the registrant had 255,406,078 shares of common stock outstanding.
Documents Incorporated by Reference
     Portions of the registrant’s definitive proxy statement for its 2010 Annual Meeting of Stockholders are incorporated by reference in Items 10, 11, 12, 13, and 14 of Part III of this Annual Report on Form 10-K.

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
     Risks and uncertainties, the occurrence of which could adversely affect our business, include the following:
•	We have a history of operating losses and we do not expect to become profitable in the near future.

•	Our technologies are in an early stage of development and are unproven.

•	Our drug research and development activities may not result in commercially viable products.

•	The results of previous clinical trials may not be predictive of future results, and our current and planned clinical trials may not satisfy the requirements of the FDA or other non-U.S. regulatory authorities.

•	We will require substantial additional funding, which may not be available to us on acceptable terms, or at all.

•	We expect to finance future cash needs primarily through public or private offerings, debt financings or strategic collaborations, which may dilute your stockholdings in the Company.

•	If our competitors develop and market products that are more effective, safer or less expensive than our future product candidates, our commercial opportunities will be negatively impacted.

•	The regulatory approval process is expensive, time consuming and uncertain and may prevent us or our collaboration partners from obtaining approvals for the commercialization of some or all of our product candidates.

•	Failure to recruit and enroll patients for clinical trials may cause the development of our product candidates to be delayed.

•	Even if we obtain regulatory approvals for our product candidates, the terms of approvals and ongoing regulation of our products may limit how we manufacture and market our product candidates, which could materially impair our ability to generate anticipated revenues.

•	We may not meet regulatory quality standards applicable to our manufacturing and quality processes.

•	Even if we receive regulatory approval to market our product candidates, the market may not be receptive to our products.

•	If we fail to attract and retain key management and scientific personnel, we may be unable to successfully develop or commercialize our product candidates.

•	In the event that we successfully evolve from a company primarily involved in development to a company also involved in commercialization, we may encounter difficulties in managing our growth and expanding our operations successfully.

•	If we fail to acquire and develop other products or product candidates, at all or on commercially reasonable terms, we may be unable to diversify or grow our business.

•	We have no experience manufacturing our pharmaceutical product candidates other than our Mexican facility and we therefore rely on third parties to manufacture and supply our pharmaceutical product candidates, and would need to meet various standards necessary to satisfy FDA regulations if and when we commence manufacturing.

•	We currently have no pharmaceutical marketing, sales or distribution organization. If we are unable to develop our sales and marketing and distribution capability on our own or through collaborations with marketing partners, we will not be successful in commercializing our pharmaceutical product candidates.

•	Independent clinical investigators and contract research organizations that we engage to conduct our clinical trials may not be diligent, careful or timely.

•	The success of our business is dependent on the actions of our collaborative partners.

•	If we are unable to obtain and enforce patent protection for our products, our business could be materially harmed.

•	If we are unable to protect the confidentiality of our proprietary information and know-how, the value of our technology and products could be adversely affected.

•	We will rely heavily on licenses from third parties.

•	We license patent rights to certain of our technology from third-party owners. If such owners do not properly maintain or enforce the patents underlying such licenses, our competitive position and business prospects will be harmed.

•	Our commercial success depends significantly on our ability to operate without infringing the patents and other proprietary rights of third parties.

•	Adverse results in material litigation matters or governmental inquiries could have a material adverse effect upon our business and financial condition.

•	Medicare prescription drug coverage legislation and future legislative or regulatory reform of the health care system may affect our ability to sell our products profitably.

•	Failure to obtain regulatory approval outside the United States will prevent us from marketing our product candidates abroad.

•	We may not have the funding available to pursue acquisitions.

•	Acquisitions may disrupt our business, distract our management and may not proceed as planned; and we may encounter difficulties in integrating acquired businesses.

•	Non-U.S. governments often impose strict price controls, which may adversely affect our future profitability.

•	Our business may become subject to legal, economic, political, regulatory and other risks associated with international operations.

•	The market price of our common stock may fluctuate significantly.

•	Directors, executive officers, principal stockholders and affiliated entities own a significant percentage of our capital stock, and they may make decisions that you do not consider to be in your best interests or in the best interests of our stockholders.

•	Compliance with changing regulations concerning corporate governance and public disclosure may result in additional expenses.

•	If we are unable to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, as they apply to us, or our internal controls over financial reporting are not effective, the reliability of our financial statements may be questioned and our common stock price may suffer.

•	We may be unable to maintain our listing on the NYSE Amex, which could cause our stock price to fall and decrease the liquidity of our common stock.

•	Future issuances of common stock and hedging activities may depress the trading price of our common stock.

•	Provisions in our charter documents and Delaware law could discourage an acquisition of us by a third party, even if the acquisition would be favorable to you.

•	We do not intend to pay cash dividends on our common stock in the foreseeable future.

PART I
     Unless the context otherwise requires, all references in this Annual Report on Form 10-K to the “Company”, “OPKO”, “we”, “our”, “ours”, and “us” refers to OPKO Health, Inc., a Delaware corporation, including our wholly-owned subsidiaries.
ITEM 1. BUSINESS
OVERVIEW
     We are a specialty healthcare company focused on the discovery, development and commercialization of proprietary pharmaceutical products, vaccines, diagnostic technologies, and imaging systems. Initially focused on the treatment and management of ophthalmic diseases and conditions, OPKO has since expanded into other areas of major unmet medical need. Our business presently consists of the development of a broad range of pharmaceutical products and diagnostic tests, and the development, commercialization and sale of ophthalmic diagnostic and imaging systems and instrumentation products, as well as the sale of pharmaceutical products, over-the-counter products and medical devices to government, private and institutional markets in Chile and Mexico. Our objective is to establish industry-leading positions in large and rapidly growing medical markets by leveraging our preclinical and development expertise and our novel and proprietary technologies. We also actively explore opportunities to acquire complementary pharmaceuticals, compounds, technologies, and businesses, which could, individually or in the aggregate, materially increase the scale of our business.
GROWTH STRATEGY
     We expect our future growth to come from:
•	leveraging our proprietary technology and research and development strengths to develop our pharmaceutical product pipeline;

•	discovering and developing and/or acquiring or licensing new products; and

•	being opportunistic and pursuing complementary, accretive, or strategic acquisitions and investments.
Leverage Proprietary Technology and Development Strengths
     We have a broad and diversified portfolio of small molecules, vaccines and biologicals targeting a broad range of unmet medical needs. We intend to continue to leverage our proprietary technology and our strengths in all phases of pharmaceutical research and development to further develop and commercialize our portfolio of proprietary pharmaceutical and diagnostic products.
     Key elements of our strategy are to:
•	Obtain regulatory approval for our most advanced product candidates;

•	Develop a focused commercialization capability in the United States;

•	Strategically utilize our research and development resources to advance our product pipeline;

•	Develop and grow our instrumentation business beyond diagnostic and imaging systems to include drug delivery devices and other therapeutic devices and technologies; and

•	Expand into other medical markets which provide significant opportunities and which we believe are complementary to and synergistic with our business.
Discovery and Development and/or Acquisition of New Products
     Acquisitions and licenses of new products have in the past helped us to build our company, and we expect that new products that we discover, develop, acquire, or license will provide a cornerstone for our future growth. In November 2009, we acquired rolapitant, our lead pharmaceutical product candidate, and other neurokinin-1 (“NK-1”) assets from Schering Plough Corporation. Rolapitant, a potent and selective competitive antagonist of the NK-1 receptor, has successfully completed Phase II clinical testing for prevention of chemotherapy induced nausea and vomiting and post-operative induced nausea and vomiting. We intend to pursue final development and commercialization of rolapitant for both indications. Phase I clinical testing has also been completed for a second compound in the same class, which is being considered for further development in other indications.

     In June 2009, we acquired exclusive, worldwide rights to a new platform technology for the rapid identification of molecules that can be useful in the creation of new, important diagnostic tests as well as the development of vaccines and therapeutic agents. The first diagnostic product we are pursuing is a simple blood test for Alzheimer’s Disease.
     In July 2009, we acquired worldwide rights from Academia Sinica in Taipei, Taiwan, for a new technology to develop protein vaccines against influenza and other viral infections. We believe this innovative technology will, among other things, permit the development of a molecular protein based flu vaccine that will cross react with H1, H3 or H5 flu variances. Instead of the typical method of making a cocktail of inactivated viruses for annual flu shots, this new approach to anti-viral vaccines is designed to recognize and destroy new strains of flu virus before the virus has a chance to mutate. OPKO has formed a subsidiary in Taiwan to collaborate closely with Academia Sinica in the development of a universal flu vaccine.
     In March 2010, we acquired worldwide rights from Academia Sinica for a new technology to target cancer cells and deliver chemotherapeutic agents to the target site to treat various forms of cancer. We also acquired worldwide rights from Academia Sinica to certain alpha-galactosyl ceramide analogs which are believed to be useful as vaccines or vaccine adjuvants for a wide variety of disorders including cancer, infectious disease and autoimmune disease. We are working in conjunction with Academia Sinica to advance and develop compounds under these technologies.
Pursue Complementary, Accretive and Strategic Acquisitions and Investments
     We expect to use well-timed, carefully selected acquisitions and investments to continue to drive our growth. We intend to pursue acquisitions that will complement our existing businesses and provide new product and market opportunities, improve the bottom line, leverage our existing assets, and contribute to our own organic growth. In assessing strategic opportunities, we will consider whether the acquisition target:
•	is a mature profit-generating business accretive to our bottom line;

•	allows us to leverage our expertise in our existing areas of therapeutic focus by adding new products or product development capabilities;

•	will help us further our own organic growth; and

•	offers geographic expansion opportunities into key strategic markets.
     In February 2010, we completed the acquisition of Pharmacos Exakta S.A. de C.V. (“Pharmacos Exakta”), a Mexican pharmaceutical business engaged in the manufacture, marketing, sale, and distribution of ophthalmic and other pharmaceutical products in Mexico. In October 2009, we completed the acquisition of Pharma Genexx, S.A. (“Pharma Genexx”), a privately owned Chilean company engaged in the marketing, sale, and distribution of pharmaceutical products, devices, and over-the-counter products for government, private, and institutional markets in Chile.
     In September 2009, we made an investment in Cocrystal Discovery, Inc., a privately held biopharmaceutical company (“Cocrystal”) in exchange for shares of Cocrystal’s Convertible Series A Preferred Stock. In June 2009, we invested in Sorrento Therapeutics, Inc. (“Sorrento”), a development-stage biopharmaceutical company focused on applying its proprietary technology platform for the discovery and development of human therapeutic antibodies for the treatment of a variety of disease conditions, including cancer, inflammation, metabolic disease and infectious disease.
     We may make investments in other early stage companies that we perceive to have valuable proprietary technology and significant upside potential in creating value for OPKO as a shareholder.

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
     On November 28, 2007, we acquired Ophthalmic Technologies, Inc. (“OTI”), an Ontario corporation pursuant to a definitive share purchase agreement with OTI and its shareholders. As a result of this agreement, we entered the ophthalmic instrumentation market and began generating revenue from this business.
     On May 6, 2008, we completed the acquisition of Vidus Ocular, Inc. (“Vidus”), a privately-held company that is developing Aquashunt™, a device for the treatment of refractory open angle glaucoma. In January 2009, we began treating patients in a clinical trial designed to assess the safety and efficacy of the Aquashunt.
     In October 2009, we acquired Pharma Genexx, a Chilean company engaged in the marketing, sale, and distribution of pharmaceutical products, over-the-counter products and medical devices for government, private and institutional markets in Chile.
     In February 2010, we completed the acquisition of Pharmacos Exakta, a Mexican pharmaceutical business engaged in the manufacture, marketing, sale, and distribution of ophthalmic and other pharmaceutical products in Mexico.
     Our shares are publicly traded on the NYSE Amex under the ticker “OPK”. Our principal executive offices are located in Miami, Florida. We also have offices in Santiago, Chile, a research and development branch office in Kingston, Ontario, Canada, a manufacturing facility in Hialeah, Florida, and a research and development office in the United Kingdom at the University of Kent. As a result of our recent acquisition of Pharmacos Exakta, we also have offices and a manufacturing facility in Guadalajara, Mexico. Our Internet website address is www.OPKO.com.
     We currently manage our operations in two reportable segments, pharmaceutical and instrumentation segments. The pharmaceutical segment consists of two operating segments, (i) our pharmaceutical research and development segment which is focused on the research and development of pharmaceutical products, diagnostic tests, and vaccines, and (ii) the pharmaceutical operations we acquired in Chile through the acquisition of Pharma Genexx. The instrumentation segment consists of ophthalmic instrumentation devices and the activities related to the research, development, manufacture, and commercialization of those products. Additional business segment information is set forth in Part II, Item 8 “Financial Statements” and Note 16—“Segments” to the Consolidated Financial Statements of this Annual Report on Form 10-K.
PHARMACEUTICAL BUSINESS
Current Product Candidates and Related Markets
     We presently have several compounds and technologies in research and development for the pharmaceutical and diagnostic markets for a broad range of indications and conditions. The following table lists our most advanced product candidates, the initial indications that we plan to address through their development, and their development stage.

Product Candidate	Initial Indication	Development Stage
Rolapitant	Emesis	Phase III

Alzheimer’s Test	Alzheimer’s Diagnostic	Pre-Clinical

Flu Vaccine	Pan-Influenza (e.g. H1, H3, H5)	Pre-Clinical

Bevasiranib	Wet AMD	Phase III

Doxovir	Viral Conjunctivitis	Phase II

SCH 900978	Emesis	Phase II

OPK-HVB-004	Wet AMD/Diabetic Retinopathy/Diabetic Macular Edema	Pre-Clinical

OPK-HVB-010	Wet AMD/Diabetic Retinopathy/Diabetic Macular Edema	Pre-Clinical
     All of our product development candidates are in an early stage of development. There can be no assurance that we will be able to successfully formulate any of these product candidates under development as planned, or that we will be successful in demonstrating the safety and efficacy of such products under development in human clinical trials. Thus, there can be no assurances that any of these product candidates will be developed and commercialized in a timely manner, or in accordance with our plans or projections, or at all. We may determine to discontinue the development of any or all of our products under development at any time.
NK-1 Program
     Rolapitant. Our lead product candidate, rolapitant, a potent and selective competitive antagonist of the NK-1 receptor, has successfully completed Phase II clinical testing for prevention of chemotherapy induced nausea and vomiting and post-operative induced nausea and vomiting. We intend to pursue final development and commercialization of rolapitant for both indications. NK-1 receptors are highly concentrated in the brain and are also found in other tissues of the body. Activation of NK-1 receptors leads to the release of neurotransmitters and other signaling molecules that play a central role in controlling nausea and vomiting and other basic functions. Phase I clinical testing has also been completed for a second compound in the same class, which is being considered for further development in other indications.
     The emesis market is estimated to be in excess of $2 billion. There are more than two million chemotherapy patients each year in the United States, Europe, and Japan alone, and there are more than 23 million surgery patients in the United States and Europe. NK-1 receptor antagonists and 5HT3 receptor antagonists are major classes of drugs used for prevention of nausea and vomiting. In general, NK-1 inhibitors are complementary to 5HT3 inhibitors with potential for additive effects in post operative nausea and vomiting and demonstrated additive effects in chemotherapy induced nausea and vomiting. While there are several approved 5HT3 receptor antagonists (palonosetron (Aloxi), ondansetron (Zocor), and other generics), there is only one NK-1 receptor antagonist approved for commercial use, aprepitant (Emend®).
Molecular Diagnostics
     In June 2009, we acquired exclusive, worldwide rights to a new platform technology for the rapid identification of molecules that can be useful as vaccines and new drugs, and to create new diagnostic tests. The first diagnostic product we are pursuing utilizing this technology is a simple blood test for Alzheimer’s Disease. The test is designed to detect elevated levels of antibodies that are unique to Alzheimer’s Disease and could be useful in stratifying patients for ongoing clinical trials of potential Alzheimer’s drugs as well as to confirm the diagnosis in a clinical setting. The Alzheimer Disease-specific antibodies were discovered using this novel proprietary platform that we believe is capable of identifying biomarkers for any disease to which the immune system reacts, including cancer, autoimmune disease, neurodegenerative disease and infectious disease.
     Currently it is estimated that over five million people in the United States, and almost 35 million worldwide, have Alzheimer’s disease and the national cost of caring for people with Alzheimer’s is estimated to exceed $148 billion annually. By 2050, it is estimated that 16 million people in the United States will have Alzheimer’s, and the global prevalence of Alzheimer’s is expected to be greater than 115 million. Currently there are no approved early diagnostic tests to detect Alzheimer’s disease and follow its progression. Confirmation of diagnosis is performed through a series of behavioral measurements and brain scans. Definitive diagnosis can be made only from examination of postmortem brain tissue samples. An effective early diagnostic blood test would provide a significant breakthrough in supporting definitive early diagnosis.

Ophthalmics
     In the developed world, major vision threatening disorders include cataracts, glaucoma, and Age Related Macular Degeneration, or AMD. The ophthalmic pharmaceuticals market for these disorders and other conditions of the eye, such as ocular allergies, among others, represent key markets with significant unmet needs.
     SiRNA Product Candidates. We have invested significant resources to address ophthalmic disease in large and growing markets by employing a powerful and rapidly progressing technology, known as RNAi, to develop pharmaceutical product candidates. In October 2006, the Nobel Prize in Medicine was awarded to the two individuals who discovered RNAi. We have taken advantage of this major scientific breakthrough by inventing and developing siRNAs that shut down the production of proteins that cause ophthalmic diseases.
     We believe we are a pioneer in this area as we conducted the first clinical trials ever with a siRNA and obtained the first clinical proof of concept with a siRNA. Bevasiranib, a drug candidate in development for the treatment of Wet AMD, is a first in class siRNA drug designed to silence the genes that cause vascular endothelial growth factor, or VEGF, which is believed to be largely responsible for the vision loss associated with Wet AMD, and other related ocular conditions. AMD is a back-of-the-eye disease involving the retina, macula and fovea, which is characterized by loss of central visual acuity. Untreated AMD can significantly impact an affected individual’s quality of life. AMD accounts for approximately 55% of blindness in the United States. Direct and indirect costs attributed to the treatment of AMD in the United States are approximately $30 to $40 billion annually, according to the National Eye Institute, a division of the National Institutes of Health. Age is the primary risk factor for AMD, and the number of cases of AMD is expected to increase significantly as the population ages.
     In July 2007, we initiated the first of two required pivotal Phase III trials for bevasiranib, however, on March 6, 2009, following the recommendation of an independent data monitoring committee (“IDMC”), we determined to terminate the Phase III clinical trial of bevasiranib. Review of the data by the IDMC had indicated that the trial as structured was unlikely to meet its primary end point. We are continuing to evaluate the clinical data in an effort to determine appropriate next steps regarding the development of bevasiranib. Our willingness to continue to develop bevasiranib will depend on our understanding of the trial data and the efficacy of the underlying technology.
     We intend to continue development of our other siRNA product candidates targeting VEGF. We are using our expertise in ophthalmology and RNAi technology in the development of our next generation of anti-VEGFA siRNA molecules, including without limitation, OPK-HVB-004 and OPK-HVB-010, which are designed to inhibit the angiogenic isoform VEGF165 but spare the anti-angiogenic isoform VEGF165b. We believe that RNAi based drugs have the potential to be a significant advancement over the VEGF inhibitors presently on the market because they block the synthesis of VEGF as opposed to merely neutralizing existing VEGF. In addition, RNAi based drugs have the potential to require less frequent administration than VEGF inhibitors and have a better safety profile.
     We also have a worldwide exclusive license to commercialize ACU-HHY-011, which is an siRNA targeting HIF-1a, believed to be the most important transcription factor involved in the cellular response to hypoxia, a key step in the neovascularization process which occurs in Wet AMD. HIF-1a is upstream of the target for bevasiranib and preclinical data suggests that targeting HIF-1a may have advantages over other approaches to treating Wet AMD. HIF-1a modulates the expression of more than 60 genes, including multiple angiogenic factors under hypoxic conditions, such as VEGF, angiopoietin-1, angiopoietin-2, placental growth factor, and platelet-derived growth factor-B.
     We have a worldwide exclusive license to commercialize siRNAs targeting transforming growth factor-b receptor Type II, or TbRII, which is an important mediator of wound healing and has been shown to play a significant causative role in ocular inflammation and scarring. This compound may have a therapeutic application as an eye drop to prevent complications from ocular surgery, and could also be developed as an adjunct therapy to bevasiranib or ACU-HHY-011 in Wet AMD patients to reduce the damage caused by the fibrotic component of Wet AMD.
     In addition to bevasiranib and our other siRNA molecules, including and our next generation siRNA molecules, we are developing a broad range of product candidates for additional ophthalmic diseases and conditions. These products address eye diseases with large markets and major unmet medical needs, and range in developmental stage from clinical to preclinical.

     Doxovir™. In June 2008, we acquired exclusive worldwide rights in the field of ophthalmology to a novel small molecule agent in Phase II clinical development for the treatment of viral conjunctivitis and other viral infections. The agent, CTC-96, also known as Doxovir™, was developed by Redox Pharmaceutical Corporation. Viral conjunctivitis is a highly contagious epidemic disease and the most common source of acute care visits to eye care professionals in the United States. Symptoms of viral conjunctivitis include redness, swelling, discharge from the eye, sticking of eyelids, pain or discomfort in the eye and light sensitivity. We are currently enrolling patients in a Phase II clinical trial for Doxovir™.
     Compounds for the Treatment of Dry AMD. We have worldwide exclusive licenses to commercialize compounds from the University of Florida Research Foundation which have potential to treat Dry AMD by eliminating disease-causing accumulations of protein molecules at the back of the eye. Proteins must fold into their correct three-dimensional conformation to achieve their biological function. The loss of vision associated with Dry AMD is thought to be caused by the destructive effects of the misfolded protein and debris aggregates like lipofuscin. Autophagy is a cellular process by which cellular protein aggregates and dysfunctional organelles like mitochondria are degraded. If methods for increasing autophagy were available, they might enhance the elimination of misfolded proteins, and eliminate the destructive effects associated with their accumulation. These compounds may mitigate retinal degeneration by causing the elimination or reduction of drusen in patients with Dry AMD.
Academia Sinica Licenses
     We have licensed in several innovative technologies from Academia Sinica, the most prestigious academic institution in Taiwan, and have formed a subsidiary in Taiwan to work with Academia Sinica to advance these technologies and develop products to prevent and treat a variety of serious medical problems. A description of these technologies is set forth below:
     In July 2009, we acquired worldwide rights from Academia Sinica for a new technology to develop protein vaccines against influenza and other viral infections. The technology was discovered by Dr. Chi-Huey Wong, a renowned biological chemist, and his team at Academia Sinica. We are working with Academia Sinica to develop the first product, a universal flu vaccine, to surmount the problem of the emergence of new strains against which vaccines produced with presently available technology do not provide satisfactory protection. We believe this innovative technology will, among other things, permit the development of a molecular protein based flu vaccine that will cross react with H1, H3 or H5 flu variances. Instead of the typical method of making a cocktail of inactivated viruses for annual flu shots, this new approach to anti-viral vaccines is designed to recognize and destroy new strains of flu virus before the virus has a chance to mutate.
     The world-wide seasonal influenza market place is projected to exceed $6 billion by 2013. Influenza results in more than 200,000 hospitalizations and 46,000 deaths each year in the United States alone, with economic costs in excess of $80 billion per year. Although there are several significant companies in the vaccine market, there are unmet needs related to effectiveness in certain populations, speed to market and reliable and cost effective supply.
     In March 2010, we acquired worldwide rights from Academia Sinica for a new technology to target cancer cells and deliver chemotherapeutic agents to the target site to treat various forms of cancer. We also acquired worldwide rights from Academia Sinica to certain alpha-galactosyl ceramide analogs which are believed to be useful as vaccines or vaccine adjuvants for a wide variety of disorders including cancer, infectious disease and autoimmune disease. We are working in conjunction with Academia Sinica to advance and develop compounds under these technologies.
Latin American Operations
     In the fourth quarter of 2009, we commenced selling and distributing pharmaceutical products, over-the-counter products and medical devices for government, private and institutional markets in Chile through our subsidiary, Pharma Genexx. Pharma Genexx was established in 2006 by FASA, the largest drugstore chain in Latin America, and Laboratorios Volta S.A., a Chilean pharmaceutical company. Pharma Genexx sells a broad range of products to the private, hospital and institutional markets in Chile for a wide range of indications, including without limitation, cardiovascular products, vaccines, antibiotics, gastro-intestinal products, and hormones, among others. Since its inception, Pharma Genexx has enjoyed continued growth in sales and profits.

     As a result of our acquisition of Pharmacos Exakta, the Mexican pharmaceutical business we acquired in February 2010, we have also commenced the manufacture, marketing, sale, and distribution of a broad range of ophthalmic and other pharmaceutical products to private and public customers in Mexico.
INSTRUMENTATION BUSINESS
     Our instrumentation business consists of the development, commercialization and sale of ophthalmic diagnostic and imaging systems and instrumentation products. Currently, the instrumentation business is primarily based on the technology platform established by OTI, which offers innovative systems with advanced diagnostic imaging capabilities and tools to meet the needs of eye care professionals. We plan to utilize our expertise and resources to expand our business to include other types of ophthalmic products. These efforts may lead to our acquiring or developing products which aid in the prevention, diagnosis, treatment, and management of ocular diseases and conditions. The product types may include diagnostic and imaging equipment, other instrumentation products, and drug delivery systems and technologies.
Current Product Candidates
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
     Optical Coherence Tomography / Confocal Scanning Ophthalmoscopy. We currently market a spectral imaging system which combines Spectral Optical Coherence Tomography, together with a Confocal Scanning Ophthalmoscope, or Spectral OCT SLO, in a single platform that is used in the diagnosis, treatment and management of a variety of ocular disorders. The Spectral OCT SLO is indicated for in vivo viewing, axial cross-sectional, and three-dimensional imaging and measurement of posterior ocular structures including: retina, macula, retina nerve fiber layer and optic disk. We currently market and sell the Spectral OCT SLO device in the international and U.S. markets.
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
     Ultrasound. We also develop, manufacture, market and sell a full line of advanced ophthalmic ultrasound systems used by eye care professionals for both routine and specialized care. Our ultrasound systems include A-scans, B-scans, and Ultrasound Bio-microscope, or UBM, high frequency B-scan systems. A-scan technology is principally used for eye axial length measurement in the calculation of the power for an intraocular lens implant. These systems are routinely used prior to cataract surgery.
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

     Aquashunt. In addition to our innovative diagnostic and imaging products, we are also developing the Aquashunt™, an innovative shunt used in the treatment of refractory open angle glaucoma. Glaucoma occurs when fluid accumulating in the eye raises the intraocular pressure and causes the optic nerve to degenerate, potentially leading to irreversible vision loss. Glaucoma is increasing in prevalence as the population ages, currently affecting an estimated 2.4 million people in the United States and about 60 million people worldwide. It is the leading cause of bilateral, irreversible blindness.
     In January 2009, we began treating patients in a small clinical trial conducted in the Dominican Republic and Mexico designed to assess the safety and efficacy of the Aquashunt™. The efficacy measures for the study include (i) the percentage change in intraocular pressure from baseline to 6 months and 12 months post-implantation and (ii) the change in the number of glaucoma medications from baseline at 6 and 12 months post-implantation. In September, 2009, we had enrolled and implanted our device in 15 patients, which will be the total number of patients enrolled.
Ophthalmic Instrumentation Market
     The market for ophthalmic instrumentation, including imaging systems and other devices, is more than $1 billion and growing annually. This growth is primarily driven by an aging patient population, technological innovation and improvement in treatment options, as well as improved awareness in patients actively seeking treatment. Ophthalmic instruments, imaging products, and other medical devices are sold to a variety of eye care practitioners, including retinal and glaucoma specialists, ophthalmologists, optometrists, retail optometry chain outlets, teaching institutions, and military hospitals.
RESEARCH AND DEVELOPMENT EXPENSES
     To date, the majority of our research and development expenses have been incurred to develop our bevasiranib program. During the years ended December 31, 2009, 2008, and 2007, we incurred $12.9 million, $21.6 million, and $10.9 million, respectively, in research and development expenses for our various product candidates, primarily bevasiranib. In addition, during 2009, 2008 and 2007 we recorded $2.0 million, $1.4 million, and $243.8 million for acquired in process research and development related to our acquisitions of the NK-1 compounds, Vidus, and Acuity. As a result of our acquisition of rolapitant in November 2009, we expect our research and development expenses will increase from 2009 expenditures as we move into clinical trials for rolapitant.
INTELLECTUAL PROPERTY
     We believe that technology innovation is driving breakthroughs in healthcare. We have adopted a comprehensive intellectual property strategy which blends the efforts to innovate in a focused manner with the efforts of our business development activities to strategically in-license intellectual property rights. We develop, protect, and defend our own intellectual property rights as dictated by the developing competitive environment. We value our intellectual property assets and believe we have benefited from early and insightful efforts at understanding the disease and the molecular basis of potential pharmaceutical intervention.
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

LICENSES AND COLLABORATIVE RELATIONSHIPS
     Our strategy is to develop a portfolio of product candidates through a combination of internal development, acquisition, and external partnerships. Collaborations are key to our strategy and we continue to build relationships and forge partnerships with companies both inside and outside of ophthalmology. We completed strategic licensing transactions during 2009 with the University of Texas Southwestern Medical Center at Dallas and Academia Sinica, and previously with the Trustees of the University of Pennsylvania, the University of Florida Research Foundation, and Redox Pharmaceuticals, among others.
COMPETITION
     The pharmaceutical and instrumentation industries are highly competitive and require an ongoing, extensive search for technological innovation. The industries are characterized by rapidly advancing technologies, intense competition and a strong emphasis on proprietary products. They also require, among other things, the ability to effectively discover, develop, test and obtain regulatory approvals for products, as well as the ability to effectively commercialize, market and promote approved products.
     We intend to leverage our technological innovation and proprietary position to effectively compete in the pharmaceutical market. Numerous companies, however, including major pharmaceutical companies, specialty pharmaceutical companies and specialized biotechnology companies, are engaged in the development, manufacture and marketing of pharmaceutical products competitive with those that we intend to commercialize. Such companies include, among others, Merck, Genentech, Allergan, Alcon Laboratories, Novartis, Helsinn Healthcare, and Alnylam. For example, Merck currently markets Emend, an NK-1 compound for post-operative nausea and vomiting and chemotherapy induced nausea and vomiting. In addition, Genentech, Allergan, Alcon Laboratories, Novartis, Alnylam, Regeneron and QLT all have products or development programs for Wet AMD. There are also several companies working to develop early diagnostic tests for Alzheimer’s disease and universal flu vaccines. Moreover, there are several companies who either have a product currently on the market or in development, for glaucoma, conjunctivitis, and other disease states of the eye.
     Most of these companies have substantially greater financial and other resources, larger research and development staffs and more extensive marketing and manufacturing organizations than ours. This enables them, among other things, to make greater research and development investments and efficiently utilize their research and development costs, as well as their marketing and promotion costs, over a broader revenue base. This also provides our competitors with a competitive advantage in connection with the highly competitive product acquisition and product in-licensing process, which may include auctions in which the highest bidder wins. Our competitors may also have more experience and expertise in obtaining marketing approvals from the Food and Drug Administration (the “FDA”) and other regulatory authorities. In addition to product development, testing, approval and promotion, other competitive factors in the pharmaceutical industry include industry consolidation, product quality and price, product technology, reputation, customer service and access to technical information.
     Our ability to commercialize our pharmaceutical product candidates and compete effectively will depend, in large part, on:
•	Our ability to meet all necessary regulatory requirements to advance our product candidates through clinical trials and the FDA approval process;

•	the perception by physicians and other members of the health care community of the safety, efficacy and benefits of our products compared to those of competing products or therapies;

•	our ability to manufacture products we may develop on a commercial scale;

•	the effectiveness of our sales and marketing efforts;

•	the willingness of physicians to adopt a new treatment regimen represented by our technology;

•	our ability to secure reimbursement for our product candidates,

•	the price of the products we may develop and commercialize relative to competing products;

•	our ability to accurately forecast and meet demand for our product candidates if regulatory approvals are achieved;

•	our ability to develop a commercial scale infrastructure either on our own or with a collaborator, which would include expansion of existing facilities, including our manufacturing facilities, development of a distribution network and other operational and financial systems necessary to support our increased scale;

•	our ability to maintain a proprietary position in our technologies;

•	our ability to rapidly expand the existing information technology infrastructure and configure existing operational, manufacturing and financial systems (on our own or with third party collaborators) necessary to support our increased scale, which would include existing or additional facilities and or partners.
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
GOVERNMENT REGULATION OF OUR DRUG AND DEVICE DEVELOPMENT ACTIVITIES
     The U. S. government regulates healthcare through various agencies, including but not limited to the following: (i) the FDA, which administers the Federal Food, Drug and cosmetic Act (the “FDCA”), as well as other relevant laws; (ii) the Centers for Medicare & Medicaid Services (the “CMS”), which administers the Medicare and Medicaid programs; (iii) the Office of Inspector General (“OIG”), which enforces various laws aimed at curtailing fraudulent or abusive practices, including by way of example, the Anti-Kickback Law, the Anti-Physician Referral Law, commonly referred to as the Stark law, the Anti-Inducement Law, the Civil Money Penalty Law, and the laws that authorize the OIG to exclude healthcare providers and others from participating in federal healthcare programs; and (iv) the Office of Civil Rights, which administers the privacy aspects of the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”). All of the aforementioned are agencies within the Department of Health and Human Services (“HHS”). Healthcare is also provided or regulated, as the case may be, by the Department of Defense through its TriCare program, the Department of Veterans Affairs, especially through the Veterans Health Care Act of 1992, the Public Health Service within HHS under Public Health Service Act § 340B (42 U.S.C. § 256b), the Department of Justice through the Federal False Claims Act and various criminal statutes, and state governments under the Medicaid and other state sponsored or funded programs and their internal laws regulating all healthcare activities.
     The testing, manufacture, distribution, advertising, and marketing of drug products and medical devices are subject to extensive regulation by federal, state, and local governmental authorities in the United States, including the FDA, and by similar agencies in other countries. Any product that we develop must receive all relevant regulatory approvals or clearances, as the case may be, before it may be marketed in a particular country. The pre-market approval (“PMA”) clearance processes for drugs differ from those for devices.
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
     None of our pharmaceutical products under development has been approved for marketing in the United States or elsewhere. We may not be able to obtain regulatory approval for any such products under development in a timely manner, if at all. Failure to obtain requisite governmental approvals or failure to obtain approvals of the scope requested will delay or preclude us, or our licensees or marketing partners, from marketing our products, or limit the commercial use of our products, and thereby would have a material adverse effect on our business, financial condition, and results of operations. See “Risk Factors—The results of previous clinical trials may not be predictive of future results, and our current and planned clinical trials may not satisfy the requirements of the FDA or other non-U. S. regulatory authorities.”
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
     In the United States, a company generally can obtain permission to distribute a new device in one of two ways. The first applies to any device that is substantially equivalent to a device first marketed prior to May 1976, or to another device marketed after that date, but which was substantially equivalent to a pre-May 1976 device. These devices are either Class I or Class II devices. To obtain FDA permission to distribute the device, the company generally must submit a section 510(k) submission, and receive an FDA order finding substantial equivalence to a predicate device (pre-May 1976 or post-May 1976 device that was substantially equivalent to a pre-May 1976 device) and permitting commercial distribution of that device for its intended use. A 510(k) submission must provide information supporting a claim of substantial equivalence to the predicate device. If clinical data from human experience are required to support the 510(k) submission, these data must be gathered in compliance with investigational device exemption (“IDE”) regulations for investigations performed in the United States. The 510(k) process is normally used for products of the type that the Company proposes distributing. The FDA review process for premarket notifications submitted pursuant to section 510(k) takes, on average, about 90 days, but it can take substantially longer if the FDA has concerns, and there is no guarantee that the FDA will “clear” the device for marketing, in which case the device cannot be distributed in the United States. There is also no guarantee that the FDA will deem the applicable device subject to the 510(k) process, as opposed to the more time-consuming, resource-intensive and problematic, PMA process described below.

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
     The FDA in the course of enforcing the FDCA Act may subject a company to various sanctions for violating FDA regulations or provisions of the Act, including requiring recalls, issuing Warning Letters, seeking to impose civil money penalties, seizing devices that the agency believes are non-compliant, seeking to enjoin distribution of a specific type of device or other product, seeking to revoke a clearance or approval, seeking disgorgement of profits and seeking to criminally prosecute a company and its officers and other responsible parties.

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
Foreign Corrupt Practices Act
     We are also subject to the U.S. Foreign Corrupt Practices Act (“FCPA”), which prohibits corporations and individuals from paying, offering to pay, or authorizing the payment of anything of value to any foreign government official, government staff member, political party, or political candidate in an attempt to obtain or retain business or to otherwise influence a person working in an official capacity. The FCPA also requires public companies to make and keep books and records that accurately and fairly reflect their transactions and to devise and maintain an adequate system of internal accounting controls. Our international activities create the risk of unauthorized payments or offers of payments by our employees, consultants, sales agents or distributors, even though they may not always be subject to our control. We discourage these practices by our employees and agents. However, our existing safeguards and any future improvements may prove to be less than effective, and our employees, consultants, sales agents or distributors may engage in conduct for which we might be held responsible. Any failure by us to adopt appropriate compliance procedures and ensure that our employees and agents comply with the FCPA and applicable laws and regulations in foreign jurisdictions could result in substantial penalties or restrictions on our ability to conduct business in certain foreign jurisdictions.

MANUFACTURING AND QUALITY
     Other than our facility in Guadalajara, Mexico, we currently have no pharmaceutical manufacturing facilities. We have entered into agreements with various third parties for the formulation and manufacture of our pharmaceutical clinical supplies. These suppliers and their manufacturing facilities must comply with FDA regulations, current good laboratory practices, or cGLPs, and current good manufacturing practices, or cGMPs. We plan to outsource the manufacturing and formulation of our clinical supplies.
     We have instrumentation manufacturing facilities in Hialeah, Florida, which predominantly perform high level assembly for our instrumentation products. Certain of our products’ components and optical subsystems are produced by sub-contracted vendors that specialize in optical device manufacturing.
     On March 25, 2008, we received a warning letter in connection with a FDA inspection of the OTI facility in Toronto, Canada, in July and August of 2007. The warning letter cited several deficiencies in quality, record keeping, and reporting systems relating to certain of its products, including the OTI Scan 1000, OTI Scan 2000, and OTI OCT SLO combination imaging system. The warning letter noted that OTI’s Toronto facility was not in compliance with cGMP. The FDA further indicated that it issued an Import Alert and may refuse admission of these products into the United States. Upon receipt of the warning letter, we immediately began to take corrective action to address the FDA’s concerns and to assure the quality of OTI’s products. On September 18, 2008, we received a letter from the FDA stating that our responses to the warning letter indicated that we may have made adequate corrections to the deficiencies identified in the warning letter, and a re-inspection by the FDA of the OTI facility in Toronto would be necessary. During January 2009, the FDA re-inspected the Toronto facility, and we did not receive any citation of deficiency. We closed the Toronto facility and relocated its operations to Hialeah, Florida in the fourth quarter of 2009.
     We are committed to providing high quality products to our customers, and we plan to meet this commitment by working diligently to continue implementing updated and improved quality systems and concepts throughout our organization.
SALES & MARKETING
     We currently do not have pharmaceutical sales or marketing personnel in the United States and have limited personnel in Chile and Mexico. In order to commercialize any pharmaceutical products that are approved for commercial sale, we must either build a sales and marketing infrastructure or collaborate with third parties with sales and marketing experience.
     We intend to develop our own direct sales force in the United States to sell our instrumentation products primarily to retinal and glaucoma specialists and ophthalmologists. Our instrumentation division presently has a seven-person sales and marketing staff. We have offices in Canada, the United States and the United Kingdom and a distributor network that currently covers more than 50 countries. Our strategy is to increase sales of existing products through expansion of our sales channel in the United States and to provide additional marketing resources to our international distributor network.
SERVICE & SUPPORT
     We currently offer service and telephone support for all of our marketed instrumentation products. Warranties are given on all products against defects of labor and material. Extended Service Contracts are available for purchase. Product repairs are performed onsite at our Hialeah facility, and previously at our Toronto facility.
EMPLOYEES
     As of December 31, 2009, we had 95 full-time employees worldwide. None of our employees are represented by a collective bargaining agreement.

MANAGEMENT
Executive Officers
     The following table sets forth information concerning our current executive officers, including their ages:

Name	Age	Title
Phillip Frost, M.D.	73	Chief Executive Officer and Chairman of the Board

Jane H. Hsiao, Ph.D., MBA	62	Chief Technical Officer and Vice Chairman

Steven D. Rubin	49	Executive Vice President — Administration and Director

Rao Uppaluri, Ph.D.	60	Senior Vice President and Chief Financial Officer
     Phillip Frost, M.D. Dr. Frost became the CEO and Chairman of OPKO Health, Inc. upon the consummation of the merger of Acuity Pharmaceuticals Inc., Froptix Corporation and eXegenics, Inc. on March 27, 2007 (referred to as the “Acquisition”). Dr. Frost was named the Chairman of the Board of Teva Pharmaceutical Industries, Limited, or Teva, (NASDAQ:TEVA) in March 2010 and had previously been Vice Chairman since January 2006 when Teva acquired IVAX Corporation, or IVAX. Dr. Frost had served as Chairman of the Board of Directors and Chief Executive Officer of IVAX Corporation since 1987. He was Chairman of the Department of Dermatology at Mt. Sinai Medical Center of Greater Miami, Miami Beach, Florida from 1972 to 1986. Dr. Frost was Chairman of the Board of Directors of Key Pharmaceuticals, Inc. from 1972 until the acquisition of Key Pharmaceuticals by Schering Plough Corporation in 1986. Dr. Frost was named Chairman of the Board of Ladenburg Thalmann Financial Services Inc. (NYSE Amex:LTS), an investment banking, asset management, and securities brokerage firm providing services through its principal operating subsidiary, Ladenburg Thalmann & Co. Inc., in July 2006 and has been a director of Ladenburg Thalmann since March 2005. Dr. Frost also serves as Chairman of the Board of Directors of PROLOR Biotech, Inc., a development stage biopharmaceutical company (OTCBB:MODG), and Castle Brands, a developer and marketer of premium brand spirits (NYSE Amex:ROX). He serves on the Board of Regents of the Smithsonian Institution, and is a member of the Board of Trustees of the University of Miami, a Trustee of each of the Scripps Research Institutes, the Miami Jewish Home for the Aged, and the Mount Sinai Medical Center. Dr. Frost is also a director of Continucare Corporation, a provider of outpatient healthcare services, and Cocrystal Discovery, Inc., a privately held biopharmaceutical company.
     Jane H. Hsiao, Ph.D., MBA. Dr. Hsiao has served as Vice-Chairman and Chief Technical Officer of the Company since May 2007. Dr. Hsiao served as the Vice Chairman-Technical Affairs of IVAX from 1995 to January 2006, when Teva acquired IVAX. Dr. Hsiao served as IVAX’s Chief Technical Officer since 1996, and as Chairman, Chief Executive Officer and President of IVAX Animal Health, IVAX’s veterinary products subsidiary, since 1998. From 1992 until 1995, Dr. Hsiao served as IVAX’s Chief Regulatory Officer and Assistant to the Chairman. Dr. Hsiao has served as Chairman of the Board of each of Safestitch Medical, Inc. (OTCBB:SFES) and Non-Invasive Monitoring Systems, Inc. (OTCBB:NIMU), both medical device companies, since September 2007 and October 2008, respectively. Dr. Hsiao is also a director of PROLOR Biotech, Inc., a development stage biopharmaceutical company, Sorrento Therapeutics, Inc. (OTCBB:SRNE), a development-stage biopharmaceutical company, Cocrystal Discovery, Inc., a privately held biopharmaceutical company, and Neovasc, Inc. (TSXV:NVC), a company developing and marketing medical specialty vascular devices.
     Steven D. Rubin. Mr. Rubin has served as Executive Vice President — Administration since May 2007 and a director of the Company since February 2007. Mr. Rubin served as the Senior Vice President, General Counsel and Secretary of IVAX from August 2001 until September 2006. Mr. Rubin currently serves on the board of directors of Dreams, Inc. (NYSE Amex:DRJ), a vertically integrated sports licensing and products company, Safestitch Medical, Inc., a medical device company, PROLOR Biotech, Inc., a development stage biopharmaceutical company, Kidville, Inc. (OTCBB:KVIL), which operates large, upscale facilities, catering to newborns through five-year-old children and their families and offers a wide range of developmental classes for newborns-5 year olds, Non-Invasive Monitoring Systems, Inc., a medical device company, Cardo Medical, Inc., an early-stage orthopedic medical device company specializing in designing, developing and marketing reconstructive joint devices and spinal surgical devices (OTCBB:CDOM), Castle Brands, Inc., a developer and marketer of premium brand spirits, SearchMedia Holdings Limited (NYSE Amex:IDI), a multi-platform media advertising company in China, Cocrystal Discovery, Inc., a privately held biopharmaceutical company, and Neovasc, Inc., a company developing and marketing medical specialty vascular devices.

     Rao Uppaluri, Ph.D. Dr. Uppaluri has served as our Senior Vice President and Chief Financial Officer since May 2007. Dr. Uppaluri served as the Vice President, Strategic Planning and Treasurer of IVAX from 1997 until December 2006. Before joining IVAX, from 1987 to August 1996, Dr. Uppaluri was Senior Vice President, Senior Financial Officer and Chief Investment Officer with Intercontinental Bank, a publicly traded commercial bank in Florida. In addition, he served in various positions, including Senior Vice President, Chief Investment Officer and Controller, at Peninsula Federal Savings & Loan Association, a publicly traded Florida S&L, from October 1983 to 1987. His prior employment, during 1974 to 1983, included engineering, marketing and research positions with multinational companies and research institutes in India and the United States. Dr. Uppaluri currently serves on the board of directors of Kidville, Inc , which operates large, upscale facilities, catering to newborns through five-year-old children and their families and offers a wide range of developmental classes for newborns-5 year olds, Cardo Medical, Inc., an early-stage orthopedic medical device company specializing in designing, developing and marketing reconstructive joint devices and spinal surgical devices, Non-Invasive Monitoring Systems, Inc., a medical devices company, and Winston Pharmaceuticals Inc. (OTCBB:WPHM), a specialty pharmaceutical company engaged in the discovery and development of products for pain management.
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
     We are a specialty healthcare company with a limited operating history. We are not profitable and have incurred losses since our inception. We do not anticipate that we will generate revenue from the sale of proprietary pharmaceutical products for the foreseeable future and we have generated limited revenue from our instrumentation business. We have not yet submitted any pharmaceutical products for marketing approval or clearance by regulatory authorities and we do not currently have rights to any pharmaceutical product candidates that have been approved for marketing, other than those products sold by our Chilean and Mexican subsidiaries. We continue to incur research and development and general and administrative expenses related to our operations and, to date, we have devoted most of our financial resources to research and development, including our pre-clinical development activities and clinical trials. We expect to continue to incur losses from our operations for the foreseeable future, and we expect these losses to increase as we continue our research activities and conduct development of, and seek regulatory approvals and clearances for, our product candidates, and prepare for and begin to commercialize any approved or cleared products. If our product candidates fail in clinical trials or do not gain regulatory approval or clearance, or if our product candidates do not achieve market acceptance, we may never become profitable. In addition, if we are required by the U.S. Food and Drug Administration, or the FDA, to perform studies in addition to those we currently anticipate, our expenses will increase beyond expectations and the timing of any potential product approval may be delayed. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods.
Our technologies are in an early stage of development and are unproven.
     We are engaged in the research and development of pharmaceutical products, drug delivery technologies, and diagnostic systems and instruments for the treatment and prevention of various diseases and conditions. The effectiveness of our technologies is not well-known in, or accepted generally by, the clinical medical community. There can be no assurance that we will be able to successfully employ our technologies as therapeutic, diagnostic, or preventative solutions for any disease or condition. Our failure to establish the efficacy or safety of our technologies would have a material adverse effect on our business.
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
     Most of our product candidates are in the very early stages of development and are prone to the risks of failure inherent in drug and medical device product development. We will likely be required to complete and undertake significant additional clinical trials to demonstrate that our product candidates are safe and effective to the satisfaction of the FDA and other non-U.S. regulatory authorities for their intended uses, or are substantially equivalent in terms of safety and effectiveness to an existing, lawfully marketed non-premarket approved device. Clinical trials are expensive and uncertain processes that often take years to complete. Failure can occur at any stage of the process, and successful early positive results do not ensure that the entire clinical trial or later clinical trials will be successful. Product candidates in clinical-stage trials may fail to show desired efficacy and safety traits despite early promising results. If our research and development activities do not result in commercially viable products, our business, results of operations, and financial condition will be adversely affected.

The results of pre-clinical trials and previous clinical trials may not be predictive of future results, and our current and planned clinical trials may not satisfy the requirements of the FDA or other non-U.S. regulatory authorities.
     Positive results from pre-clinical studies and early clinical trial experience should not be relied upon as evidence that later-stage or large-scale clinical trials will succeed. We will be required to demonstrate with substantial evidence through well-controlled clinical trials that our product candidates either (i) are safe and effective for use in a diverse population of their intended uses or (ii) with respect to Class I or Class II devices only, are substantially equivalent in terms of safety and effectiveness to devices that are already marketed under section 510(k) of the Food, Drug and Cosmetic Act. Success in early clinical trials does not mean that future clinical trials will be successful because product candidates in later-stage clinical trials may fail to demonstrate sufficient safety and efficacy to the satisfaction of the FDA and other non-U.S. regulatory authorities despite having progressed through initial clinical trials.
     Further, our drug candidates may not be approved or cleared even if they achieve their primary endpoints in Phase III clinical trials or registration trials. In addition our device candidates may not be approved or cleared, as the case may be, even though clinical or other data are, in our view, adequate to support a device approval or clearance. The FDA or other non-U.S. regulatory authorities may disagree with our trial design and our interpretation of data from pre-clinical studies and clinical trials. In addition, any of these regulatory authorities may change requirements for the approval or clearance of a product candidate even after reviewing and providing comment on a protocol for a pivotal clinical trial that has the potential to result in FDA and other non-U.S. regulatory authorities approval. Any of these regulatory authorities may also approve or clear a product candidate for fewer or more limited indications or uses than we request or may grant approval or clearance contingent on the performance of costly post-marketing clinical trials. The FDA or other non-U.S. regulatory authorities may not approve the labeling claims necessary or desirable for the successful commercialization of our product candidates.
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
     We are advancing and intend to continue to advance multiple product candidates through clinical and pre-clinical development. As a result of our entry into private placement transactions during 2009 in which we raised $81 million, we believe we have the cash and cash equivalents on hand sufficient to meet our anticipated cash requirements for operations and debt service for the next 12 months. We have based this estimate on assumptions that may prove to be wrong or subject to change, and we may be required to use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our current and anticipated clinical trials. Our future capital requirements will depend on a number of factors, including the continued progress of our research and development of product candidates, the timing and outcome of clinical trials and regulatory approvals, the costs involved in preparing, filing, prosecuting, maintaining, defending, and enforcing patent claims and other intellectual property rights, the status of competitive products, the availability of financing, and our success in developing markets for our product candidates.

     We will need to raise substantial additional capital to engage in and continue our clinical and pre-clinical development, and commercialization activities. Until we can generate a sufficient amount of product revenue to finance our cash requirements, which we may never do, we expect to finance future cash needs primarily through public or private equity offerings, debt financings, or strategic collaborations. Our ability to obtain additional capital may depend on prevailing economic conditions and financial, business and other factors beyond our control. The ongoing disruptions in the United States and global financial markets may adversely impact the availability and cost of credit, as well as our ability to raise money in the capital markets. Economic conditions have been, and continue to be volatile and, in the past two years, the volatility has reached unprecedented levels. Continued instability in these market conditions may limit our ability to replace, in a timely manner, maturing liabilities and access the capital necessary to fund and grow our business. There can be no assurance that additional capital will be available to us on acceptable terms, or at all, which could adversely impact our business, results of operations, liquidity, capital resources and financial condition. If we are not able to secure additional funding when needed, we may have to delay, reduce the scope of, or eliminate one or more of our clinical trials or research and development programs. To the extent that we raise additional funds by issuing equity securities, our stockholders may experience additional significant dilution, and debt financing, if available, may involve restrictive covenants. To the extent that we raise additional funds through collaboration and licensing arrangements, it may be necessary to relinquish some rights to our technologies or our product candidates or grant licenses on terms that may not be favorable to us. We may seek to access the public or private capital markets whenever conditions are favorable, even if we do not have an immediate need for additional capital at that time.
If our competitors develop and market products that are more effective, safer or less expensive than our future product candidates, our commercial opportunities will be negatively impacted.
     The life sciences industry is highly competitive, and we face significant competition from many pharmaceutical, biopharmaceutical, biotechnology, and medical device companies that are researching and marketing products designed to address the diseases and conditions our products are designed to diagnose, treat, or prevent. We are currently developing therapeutic, diagnostic, and preventative products that will compete with other drugs, therapies, and medical devices that currently exist or are being developed. Products we may develop in the future are also likely to face competition from other drugs, therapies, and medical devices. Many of our competitors have significantly greater financial, manufacturing, marketing, and drug development resources than we do. Large pharmaceutical companies, in particular, have extensive experience in clinical testing and in obtaining regulatory approvals or clearances for drugs or medical devices. These companies also have significantly greater research and marketing capabilities than we do. Some of the pharmaceutical companies we expect to compete with include Merck, Genentech, Allergan, Alcon Laboratories, Pfizer, Alnylam, and Bausch & Lomb, among others. In addition, many universities and private and public research institutions are active in disease research. Compared to us, many of our potential competitors have substantially greater capital resources, development resources, including personnel and technology, clinical trial experience, regulatory experience, expertise in prosecution of intellectual property rights, manufacturing and distribution experience, and sales and marketing experience.
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
We may not continue to develop or be able to successfully commercialize bevasiranib, and our failure to commercialize bevasiranib, or the experience of significant delays in doing so, may have a material adverse effect on our business, results of operation, and financial condition.
     On March 6, 2009, following the recommendation of the Independent Data Monitoring Committee, or the IDMC, we determined to terminate the ongoing Phase III clinical trial of bevasiranib. Review of the data by the IDMC indicated that the trial as structured was unlikely to meet its primary end point. We have invested a significant portion of our efforts and financial resources in the development of bevasiranib. We are continuing to evaluate the clinical data in an effort to determine the factors causing this outcome. Our willingness to continue to develop bevasiranib will depend on our understanding of the trial data and the efficacy of the underlying technology. Our inability to timely assess and understand with certainty the factors causing the unfavorable results of the Phase III trial, a decision not to further commercialize bevasiranib or our ultimate inability to successfully commercialize bevasiranib could adversely affect our future business, operating results and financial condition.
Our product development activities could be delayed or stopped.
     We do not know whether our other current or planned clinical trials will be completed on schedule, or at all. Furthermore, we cannot guarantee that our planned clinical trials will begin on time or at all. The commencement of our planned clinical trials could be substantially delayed or prevented by several factors, including:
•	a limited number of, and competition for, suitable patients with the particular types of disease required for enrollment in our clinical trials or that otherwise meet the protocol’s inclusion criteria and do not meet any of the exclusion criteria;

•	a limited number of, and competition for, suitable sites to conduct our clinical trials;

•	delay or failure to obtain FDA or other non-U.S. regulatory authorities approval or agreement to commence a clinical trial;

•	delay or failure to obtain sufficient supplies of the product candidate for our clinical trials;

•	requirements to provide the drugs or medical devices required in our clinical trial protocols or clinical trials at no cost or cost, which may require significant expenditures that we are unable or unwilling to make;

•	delay or failure to reach agreement on acceptable clinical trial agreement terms or clinical trial protocols with prospective sites or investigators; and

•	delay or failure to obtain institutional review board, or IRB, approval to conduct or renew a clinical trial at a prospective site.
     The completion of our clinical trials could also be substantially delayed or prevented by several factors, including:
•	slower than expected rates of patient recruitment and enrollment;

•	failure of patients to complete the clinical trial;

•	unforeseen safety issues;

•	lack of efficacy evidenced during clinical trials;

•	termination of our clinical trials by one or more clinical trial sites;

•	inability or unwillingness of patients or medical investigators to follow our clinical trial protocols; and

•	inability to monitor patients adequately during or after treatment.
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
     The research, testing, manufacturing, labeling, approval, selling, marketing, and distribution of drug products or medical devices are subject to extensive regulation by the FDA and other non-U.S. regulatory authorities, which regulations differ from country to country. We are not permitted to market our product candidates in the United States until we receive approval of a new drug application, or NDA, a clearance letter under the premarket notification process, or 510(k) process, or an approval of a pre-market approval, or PMA, from the FDA. We have not submitted a NDA or PMA application or premarket notification, nor have we received marketing approval or clearance for any of our proprietary pharmaceutical product candidates. Obtaining approval of a NDA or PMA can be a lengthy, expensive, and uncertain process. With respect to medical devices, while the FDA reviews and clears a premarket notification in as little as three months, there is no guarantee that our products will qualify for this more expeditious regulatory process, which is reserved for Class I and II devices, nor is there any assurance that even if a device is reviewed under the 510(k) process that the FDA will review it expeditiously or determine that the device is substantially equivalent to a lawfully marketed non-PMA device. If the FDA fails to make this finding, then we cannot market the device. In lieu of acting on a premarket notification, the FDA may seek additional information or additional data which would further delay our ability to market the product. Furthermore, we are not permitted to make changes to a device approved through the PMA or 510(k) which affects the safety or efficacy of the device without first submitting a supplement application to the PMA and obtaining FDA approval or cleared premarket notification for that supplement. In some cases, the FDA may require clinical trials to support a supplement application. In addition, failure to comply with FDA, non-U.S. regulatory authorities, or other applicable United States and non-U.S. regulatory requirements may, either before or after product approval or clearance, if any, subject our company to administrative or judicially imposed sanctions, including, but not limited to the following:
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
     The Company may, at some future date, seek approval of one or more drugs under the Federal Food, Drug, and Cosmetic Act, Section 505(b)(2) which permits a manufacturer to submit an NDA for an existing drug compound for intended uses that have already been approved by the FDA, but with certain different characteristics, such as a different route of administration. Section 505(b)(2) allows a company to reference the clinical data already collected by the NDA of the drug supplemented by clinical trial results that address the change (e.g., route of administration). The Company is not presently involved in clinical trials for a Section 505(b)(2) drug or the submission of an NDA for such a drug, but could be in the future. If the Company were to submit an NDA under that section, the Company could be sued for patent infringement by the pharmaceutical company that owns the patent on the existing approved NDA drug. Such a suit would automatically preclude the FDA from processing our NDA for 30 months and possibly longer. Defending such a suit would be costly. If we were to lose the litigation, we could be precluded from marketing the product until the NDA holder’s patent expires. Such an adverse result would interfere without strategic plans and would therefore have adverse financial implications for the Company.
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
     We previously received a warning letter in connection with a FDA inspection of the OTI facility in Toronto, Canada on March 25, 2008 noting several deficiencies in OTI’s, quality control systems relating to certain products. Immediately upon receipt of the warning letter, we began to take corrective action to address the FDA’s concerns and to assure the quality of OTI’s products. On September 18, 2008, we received a letter from the FDA stating that our responses to the warning letter indicated that we may have made adequate corrections to the deficiencies identified in the warning letter, and a re-inspection by the FDA of the OTI facility in Toronto would be necessary. During January 2009, the FDA re-inspected the Toronto facility, and we did not receive a citation of deficiency. During the fourth quarter of 2009, we relocated operations from Toronto to our Hialeah facility.
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
     We manufacture products in Mexico through our Mexican subsidiary. Any quality control issues at our Mexican facility may weaken our competitive position and have a material adverse effect on our business results of operations and financial condition.
We may not meet regulatory quality standards applicable to our manufacturing and quality processes, which could have an adverse effect on our business, results of operations and financial condition.
     As a medical device manufacturer, we are required to register with the FDA and are subject to periodic inspection by the FDA for compliance with its Quality System Regulation (QSR) requirements, which require manufacturers of medical devices to adhere to certain regulations, including testing, quality control and documentation procedures. Compliance with applicable regulatory requirements is subject to continual review and is monitored rigorously through periodic inspections by the FDA. In addition, most international jurisdictions have adopted regulatory approval and periodic renewal requirements for medical devices, and we must comply with these requirements in order to market our products in these jurisdictions. In the European Community, we are required to maintain certain ISO certifications in order to sell our products and must undergo periodic inspections by notified bodies to obtain and maintain these certifications. Further, some emerging markets rely on the FDA’s Certificate for Foreign Government (CFG) in lieu of their own regulatory approval requirements. Our, or our manufacturers’ failure to meet QSR ISO, or any other regulatory requirements or industry standards could delay production of our products and lead to fines, difficulties in obtaining regulatory clearances, recalls or other consequences, which could, in turn, have a material adverse effect on our business, results of operations, and our financial condition.
Even if we obtain marketing approvals or clearances for our product candidates, the terms of approvals and ongoing regulation of our products may limit how we manufacture and market our product candidates, which could materially impair our ability to generate anticipated revenues.
     Once regulatory approval has been granted to market a product, the approved or cleared product and its manufacturer are subject to continual review. Any approved or cleared product may only be promoted for its indicated uses. In addition, if the FDA or other non-U.S. regulatory authorities approve any of our product candidates for marketing, the labeling, packaging, adverse event reporting, storage, advertising, and promotion for the product will be subject to extensive regulatory requirements. We and the manufacturers of our products are also required to comply with current Good Manufacturing Practicing, or cGMP regulations, or the FDA’s QSR regulations, which include requirements relating to quality control and quality assurance as well as the corresponding maintenance of records and documentation. Moreover, device manufacturers are required to report adverse events by filing Medical Device Reports with the FDA, which reports are publicly available. Further, regulatory agencies must approve manufacturing facilities before they can be used to manufacture our products, and these facilities are subject to ongoing regulatory inspection. If we fail to comply with the regulatory requirements of the FDA and other non-U.S. regulatory authorities, or if previously unknown problems with our products, manufacturers, or manufacturing processes are discovered, we could be subject to administrative or judicially imposed sanctions. Furthermore, any limitation on indicated uses for a product candidate or our ability to manufacture and promote a product candidate could significantly and adversely affect our business, results of operations, and financial condition.

     In addition, the FDA and other non-U.S. regulatory authorities may change their policies and additional regulations may be enacted that could prevent or delay marketing approval or clearance of our product candidates. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the United States or abroad. If we are not able to maintain regulatory compliance, we would likely not be permitted to market our future product candidates and we may not achieve or sustain profitability, which would materially impair our ability to generate anticipated revenues.
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
     Even if our product candidates obtain marketing approval or clearance, our products may not gain market acceptance among physicians, patients, health care payors and/or the medical community. We believe that the degree of market acceptance will depend on a number of factors, including:
•	timing of market introduction of competitive products;

•	the safety and efficacy of our product compared to other products;

•	prevalence and severity of any side effects;

•	potential advantages or disadvantages over alternative treatments;

•	strength of marketing and distribution support;

•	price of our products, both in absolute terms and relative to alternative treatments;

•	availability of coverage and reimbursement from government and other third-party payors;

•	potential product liability claims;

•	limitations or warnings contained in a product’s regulatory authority-approved labeling; and

•	changes in the standard of care for the targeted indications for any of our product candidates, which could reduce the marketing impact of any claims that we could make following applicable regulatory authority approval.
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
     As we advance our product candidates through clinical trials, research, and development we will need to expand our development, regulatory, manufacturing, marketing, and sales capabilities or contracts with third parties to provide these capabilities for us. As our operations expand, we expect that we will need to manage additional relationships with such third parties, as well as additional collaborators and suppliers. Maintaining these relationships and managing our future growth will impose significant added responsibilities on members of our management. We must be able to: manage our development efforts effectively; manage our clinical trials effectively; hire, train and integrate additional management, development, administrative and sales and marketing personnel; improve our managerial, development, operational and finance systems; implement and manage an effective marketing strategy; and expand our facilities, all of which may impose a strain on our administrative and operational infrastructure.

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
     We intend to continue to rely on acquisitions and in-licensing as the source of our products and product candidates for development and commercialization. The success of this strategy depends upon our ability to identify, select, and acquire pharmaceutical products, drug delivery technologies, and medical device product candidates. Proposing, negotiating, and implementing an economically viable product acquisition or license is a lengthy and complex process. We compete for partnering arrangements and license agreements with pharmaceutical, biotechnology and medical device companies, and academic research institutions. Our competitors may have stronger relationships with third parties with whom we are interested in collaborating and/or may have more established histories of developing and commercializing products. Most of our competitors also have substantially greater financial and other resources than us. As a result, our competitors may have a competitive advantage in entering into partnering arrangements with such third parties, as such partnering arrangements are often decided in an auction process in which the highest bidder wins. In addition, even if we find promising product candidates, and generate interest in a partnering or strategic arrangement to acquire such product candidates, we may not be able to acquire rights to additional product candidates or approved products on terms that we find acceptable, or at all.
     We expect that any product candidate to which we acquire rights will require additional development efforts prior to commercial sale, including extensive clinical testing and approval or clearance by the FDA and other non-U.S. regulatory authorities. All product candidates are subject to the risks of failure inherent in pharmaceutical or medical device product development, including the possibility that the product candidate will not be shown to be sufficiently safe and effective for approval by regulatory authorities. Even if the product candidates are approved or cleared for marketing, we cannot be sure that they would be capable of economically feasible production or commercial success. If we fail to acquire or develop other product candidates that are capable of economically feasible production and commercial success, our business, results of operations and financial condition and cash flows may be materially adversely affected.
We have no experience or capability manufacturing large clinical-scale or commercial-scale products and have no pharmaceutical manufacturing facility other than our facility in Guadalajara, Mexico; we therefore rely on third parties to manufacture and supply our pharmaceutical product candidates.
     If our manufacturing partners are unable to produce our products in the amounts that we require, we may not be able to establish a contract and obtain a sufficient alternative supply from another supplier on a timely basis and in the quantities we require. We expect to continue to depend on third-party contract manufacturers for the foreseeable future.
     Our product candidates require precise, high quality manufacturing. Any of our contract manufacturers will be subject to ongoing periodic unannounced inspection by the FDA and other non-U.S. regulatory authorities to ensure strict compliance with QSR regulations for devices or cGMPs for drugs, and other applicable government regulations and corresponding standards relating to matters such as testing, quality control, and documentation procedures. If our contract manufacturers fail to achieve and maintain high manufacturing standards in compliance with QSR or cGMPs, we may experience manufacturing errors resulting in patient injury or death, product recalls or withdrawals, delays or interruptions of production or failures in product testing or delivery, delay or prevention of filing or approval of marketing applications for our products, cost overruns, or other problems that could seriously harm our business.

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
     We currently have no pharmaceutical marketing, sales or distribution capabilities other than through our Mexican and Chilean subsidiaries for sales in those countries. We have only recently commenced developing medical device sales capabilities in the United States. If our pharmaceutical product candidates are approved, we intend to establish our sales and marketing organization with technical expertise and supporting distribution capabilities to commercialize our product candidates, which will be expensive and time-consuming. Any failure or delay in the development of any of our internal sales, marketing, and distribution capabilities would adversely impact the commercialization of our products. With respect to our existing and future pharmaceutical product candidates, we may choose to collaborate with third parties that have direct sales forces and established distribution systems, either to augment our own sales force and distribution systems or in lieu of our own sales force and distribution systems. To the extent that we enter into co-promotion or other licensing arrangements, our product revenue is likely to be lower than if we directly marketed or sold our products. In addition, any revenue we receive will depend in whole or in part upon the efforts of such third parties, which may not be successful and are generally not within our control. If we are unable to enter into such arrangements on acceptable terms or at all, we may not be able to successfully commercialize our existing and future product candidates. If we are not successful in commercializing our existing and future product candidates, either on our own or through collaborations with one or more third parties, our future product revenue will suffer and we may incur significant additional losses.
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
     Our success depends, in part, on our ability to protect proprietary methods and technologies that we develop or license under the patent and other intellectual property laws of the United States and other countries, so that we can prevent others from unlawfully using our inventions and proprietary information. However, we may not hold proprietary rights to some patents required for us to commercialize our product candidates. Because certain U.S. patent applications are confidential until patents issue, such as applications filed prior to November 29, 2000, or applications filed after such date for which nonpublication has been requested, third parties may have filed patent applications for technology covered by our pending patent applications without our being aware of those applications, and our patent applications may not have priority over those applications. For this and other reasons, we or our third-party collaborators may be unable to secure desired patent rights, thereby losing desired exclusivity. If licenses are not available to us on acceptable terms, we may not be able to market the affected products or conduct the desired activities, unless we challenge the validity, enforceability, or infringement of the third-party patent or otherwise circumvent the third-party patent.
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
     The issuance of a patent does not guarantee that it is valid or enforceable. Any patents we have obtained, or obtain in the future, may be challenged, invalidated, unenforceable, or circumvented. Moreover, the U.S. Patent and Trademark Office, or USPTO, may commence interference proceedings involving our patents or patent applications. In addition, court decisions may introduce uncertainty in the enforceability or scope of patents owned by biotechnology, pharmaceutical, and medical device companies. Any challenge to, finding of unenforceability or invalidation or circumvention of, our patents or patent applications would be costly, would require significant time and attention of our management, and could have a material adverse effect on our business, results of operations and financial condition.
     Our pending patent applications may not result in issued patents. The patent position of pharmaceutical, biotechnology, and medical device companies, including ours, is generally uncertain and involves complex legal and factual considerations. The standards that the U.S. Patent and Trademark Office and its foreign counterparts use to grant patents are not always applied predictably or uniformly and can change. There is also no uniform, worldwide policy regarding the subject matter and scope of claims granted or allowable in pharmaceutical, biotechnology, or medical device patents. Accordingly, we do not know the degree of future protection for our proprietary rights or the breadth of claims that will be allowed in any patents issued to us or to others. The legal systems of certain countries do not favor the aggressive enforcement of patents, and the laws of foreign countries may not protect our rights to the same extent as the laws of the United States. Therefore, the enforceability or scope of our owned or licensed patents in the United States or in foreign countries cannot be predicted with certainty, and, as a result, any patents that we own or license may not provide sufficient protection against competitors. We may not be able to obtain or maintain patent protection for our pending patent applications, those we may file in the future, or those we may license from third parties, including the University of Pennsylvania, the University of Texas Southwestern Medical Center (“UT Southwestern”), Academia Sinica, and Redox Pharmaceuticals, among others.
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
     Many of the patents and patent applications in our patent portfolio are not owned by us, but are licensed from third parties. For example, we rely on technology licensed from the University of Pennsylvania, UT Southwestern, Academia Sinica, and Redox Pharmaceuticals, among others. Such license agreements give us rights for the commercial exploitation of the patents resulting from the respective patent applications, subject to certain provisions of the license agreements. Failure to comply with these provisions could result in the loss of our rights under these license agreements. Our inability to rely on these patents and patent applications, which are the basis of our technology, would have a material adverse effect on our business, results of operations and financial condition.
We license patent rights to certain of our technology from third-party owners. If such owners do not properly maintain or enforce the patents underlying such licenses, our competitive position and business prospects will be harmed.
     We have obtained licenses from, among others, the University of Pennsylvania, UT Southwestern, Academia Sinica, and Redox Pharmaceuticals, that are necessary or useful for our business. In addition, we intend to enter into additional licenses of third-party intellectual property in the future.
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
     In the United States, there have been a number of legislative and regulatory initiatives, at both the federal and state government levels, to change the healthcare system in ways that, if approved, could affect our ability to sell our products profitably. While many of the proposed policy changes require congressional approval to implement, we cannot assure you that reimbursement payments under governmental and private third party payer programs will remain at levels comparable to present levels or will be sufficient to cover the costs allocable to patients eligible for reimbursement under these programs. Any changes that lower reimbursement rates under Medicare, Medicaid or private pay programs could negatively affect our business.
     In addition, there are efforts underway to attempt the passage of significant healthcare reform legislation. Any such health care reform may have an adverse effect on our business through decreasing funds available to our customers and to us. Limitations or restrictions on Medicare and Medicaid payments to our customers could adversely impact the liquidity of our customers, resulting in their inability to pay us, or to timely pay us, for our products and services. This inability could have a material adverse effect on our financial position, results of operations and liquidity.
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
     We intend to market certain of our existing and future product candidates in non-U.S. markets. In order to market our existing and future product candidates in the European Union and many other non-U.S. jurisdictions, we must obtain separate regulatory approvals. We have had limited interactions with non-U.S. regulatory authorities, the approval procedures vary among countries and can involve additional testing, and the time required to obtain approval may differ from that required to obtain FDA approval or clearance. Approval or clearance by the FDA does not ensure approval by regulatory authorities in other countries, and approval by one or more non-U.S. regulatory authority does not ensure approval by other regulatory authorities in other countries or by the FDA. The non-U.S. regulatory approval process may include all of the risks associated with obtaining FDA approval or clearance. We may not obtain non-U.S. regulatory approvals on a timely basis, if at all. We may not be able to file for non-U.S. regulatory approvals and may not receive necessary approvals to commercialize our existing and future product candidates in any market, which would have a material adverse effect on our business, results of operations and financial condition.
Non-U.S. governments often impose strict price controls, which may adversely affect our future profitability.
     We intend to seek approval to market certain of our existing and future product candidates in both the United States and in non-U.S. jurisdictions. If we obtain approval in one or more non-U.S. jurisdictions, we will be subject to rules and regulations in those jurisdictions relating to our product. In some countries, particularly countries of the European Union, each of which has developed its own rules and regulations, pricing is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take considerable time after the receipt of marketing approval for a drug or medical device candidate. To obtain reimbursement or pricing approval in some countries, we may be required to conduct a clinical trial that compares the cost-effectiveness of our existing and future product candidates to other available products. If reimbursement of our future product candidates is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, we may be unable to generate revenues and achieve or sustain profitability, which would have a material adverse effect on our business, results of operations and financial condition.

We may be exposed to liabilities under the Foreign Corrupt Practices Act, and any determination that we violated the Foreign Corrupt Practices Act could have a material adverse effect on our business.
     We are subject to the Foreign Corrupt Practice Act, or FCPA, and other laws that prohibit U.S. companies or their agents and employees from providing anything of value to a foreign official or political party for the purposes of influencing any act or decision of these individuals in their official capacity to help obtain or retain business, direct business to any person or corporate entity or obtain any unfair advantage. We have operations and agreements with third parties and we make sales in internationally. Our international activities create the risk of unauthorized payments or offers of payments by our employees, consultants, sales agents or distributors, even though they may not always be subject to our control. We discourage these practices by our employees and agents. However, our existing safeguards and any future improvements may prove to be less than effective, and our employees, consultants, sales agents or distributors may engage in conduct for which we might be held responsible. Any failure by us to adopt appropriate compliance procedures and ensure that our employees and agents comply with the FCPA and applicable laws and regulations in foreign jurisdictions could result in substantial penalties or restrictions on our ability to conduct business in certain foreign jurisdictions.
     Violations of the FCPA may result in severe criminal or civil sanctions, and we may be subject to other liabilities, which could negatively affect our business, operating results and financial condition. In addition, the U.S. government may seek to hold our Company liable for successor liability FCPA violations committed by companies in which we invest or that we acquire.
We are subject to risks associated with doing business globally.
     Our operations, both within and outside the United States, are subject to risks inherent in conducting business globally and under the laws, regulations and customs of various jurisdictions and geographies. These risks include fluctuations in currency exchange rates, changes in exchange controls, loss of business in government tenders that are held annually in many cases, nationalization, increasingly complex labor environments, expropriation and other governmental actions, changes in taxation, including legislative changes in U.S. and international taxation of income earned outside of the United States, importation limitations, export control restrictions, violations of U.S. or local laws, including the U.S. Foreign Corrupt Practices Act, dependence on a few government entities as customers, pricing restrictions, economic destabilization, political and economic instability, disruption or destruction in a significant geographic region — due to the location of manufacturing facilities, distribution facilities or customers — regardless of cause, including war, terrorism, riot, civil insurrection or social unrest, or natural or man-made disasters, including famine, flood, fire, earthquake, storm or disease. Failure to comply with the laws and regulations that affect our global operations, could have an adverse effect on our business, financial condition or results of operations.
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
     As a result of these or other problems and risks, businesses we acquire may not produce the revenues, earnings, or business synergies that we anticipated, and acquired products, services, or technologies might not perform as we expected. As a result, we may incur higher costs and realize lower revenues than we had anticipated. We may not be able to successfully address these problems and we cannot assure you that the acquisitions will be successfully identified and completed or that, if acquisitions are completed, the acquired businesses, products, services, or technologies will generate sufficient revenue to offset the associated costs or other negative effects on our business.
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
     Our common stock began trading on the American Stock Exchange, now known as the NYSE Amex, in June 2007. To date, the liquidity of our common stock is limited, not only in terms of the number of shares that can be bought and sold at a given price, but also through delays in the timing of transactions and changes in security analyst and media coverage, if at all.
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
     Some or all of the “restricted” shares of our common stock issued to former stockholders of Froptix and Acuity in connection with the acquisition or held by other of our stockholders may be offered from time to time in the open market pursuant to an effective registration statement, or beginning April 2, 2008, pursuant to Rule 144. In addition, as described herein, a substantial number of our shares of common stock were subject to lockup agreements which expired on March 27, 2009. We have also issued or agreed to issue a substantial number of securities in private placement transactions with two year lockup restrictions expiring in each of December 2009, August 2010, and February 2011. In connection with our Series D Preferred Stock offering, shares were issued with a three year lockup restriction that expires in September 2012. Sales of a substantial number of shares of our common stock in the public market pursuant to Rule 144 or after the lockup agreements lapse, or the perception that such sales could occur, could adversely affect the price of our common stock.
Directors, executive officers, principal stockholders and affiliated entities own a majority of our capital stock, and they may make decisions that you do not consider to be in the best interests of our stockholders.
     As of February 10, 2010, our directors, executive officers, principal stockholders, and affiliated entities beneficially owned, in the aggregate a majority of our outstanding voting securities. Frost Gamma Investments Trust (the “Gamma Trust”), of which Phillip Frost, M.D., the Company’s Chairman and CEO, is the sole trustee, is deemed to beneficially own in the aggregate approximately 48.26% of the Company’s common stock as of February 10, 2010. As a result, Dr. Frost acting alone or with other members of management, would have the ability to control the election of our Board of Directors, the adoption or amendment of provisions in the Company’s Certificate of Incorporation, the approval of mergers and other significant corporate transactions, and the outcome of issues requiring approval by our stockholders. This concentration of ownership may also have the effect of delaying or preventing a change in control of our company that may be favored by other stockholders. This could prevent transactions in which stockholders might otherwise recover a premium for their shares over current market prices.
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

     Section 404 of the Sarbanes-Oxley Act of 2002 requires annual management assessments of the effectiveness of our internal control over financial reporting and a report by our independent registered public accounting firm on the effectiveness of internal control over financial reporting as of December 31, 2009. We continuously monitor our existing internal control over financial reporting systems to confirm that they are compliant with Section 404, and we may identify deficiencies that we may not be able to remediate in time to meet the deadlines imposed by the Sarbanes-Oxley Act. This process may divert internal resources and will take a significant amount of time and effort to complete.
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
     There have been changing laws, regulations, and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new regulations promulgated by the Securities and Exchange Commission and rules promulgated by the NYSE Amex, the other national securities exchanges and the NASDAQ. These new or changed laws, regulations, and standards are subject to varying interpretations in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies, which could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. As a result, our efforts to comply with evolving laws, regulations, and standards are likely to continue to result in increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities. Our board members, Chief Executive Officer, Chief Financial Officer, and Principal Accounting Officer could face an increased risk of personal liability in connection with the performance of their duties. As a result, we may have difficulty attracting and retaining qualified board members and executive officers, which could harm our business. If our efforts to comply with new or changed laws, regulations, and standards differ from the activities intended by regulatory or governing bodies, we could be subject to liability under applicable laws or our reputation may be harmed, which could materially adversely affect our business, results of operations and financial condition.
ITEM 1B. UNRESOLVED STAFF COMMENTS.
     None.
ITEM 2. PROPERTIES.
     Our principal corporate office is located at 4400 Biscayne Blvd, Miami, Florida. We lease this space from Frost Real Estate Holdings, LLC, an entity which is controlled by Dr. Phillip Frost, our Chairman of the Board and Chief Executive Officer. Pursuant to the lease agreement with Frost Real Estate Holdings, we lease approximately 8,300 square feet, which encompasses space for our corporate offices, administrative services, project management and pharmacology. The lease is for a five-year term and currently requires annual rent of approximately $228,000, which amount increases by approximately 4.5% per year.
     We lease approximately 10,000 square feet of space in Hialeah, Florida from an entity controlled by Dr. Phillip Frost, our Chairman and Chief Executive Officer, and Dr. Jane Hsiao, our Vice Chairman and Chief Technical Officer, to house manufacturing and service operations for our ophthalmic instrumentation business. We also lease an animal research facility at Mount Sinai Hospital in Miami Beach, Florida. Our OTI subsidiary maintained offices in Toronto, Ontario, Canada until late 2009, when it relocated to Miami. It also maintains a research and development branch office in Kingston, Ontario, and an office in the United Kingdom at the University of Kent. Pharma Genexx, our Chilean subsidiary, leases office space in Santiago, Chile, and through our Mexican subsidiaries, we own a manufacturing facility and laboratory space consisting of approximately 38,000 square feet.

ITEM 3. LEGAL PROCEEDINGS.
     None.
ITEM 4. (REMOVED AND RESERVED).

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
     Our common stock is traded publicly on the NYSE Amex (formerly the American Stock Exchange) under the symbol “OPK”. The following table sets forth, for the periods indicated, the high and low sales prices per share of our common stock during each of the quarters set forth below as reported on the NYSE Amex:

	High	Low
2009

First Quarter	$1.70	$0.60
Second Quarter	1.87	0.98
Third Quarter	2.76	1.55
Fourth Quarter	2.43	1.55

2008

First Quarter	$3.90	$2.00
Second Quarter	2.84	1.46
Third Quarter	2.39	0.87
Fourth Quarter	1.80	1.01
     As of March 8, 2010, there were approximately 361 holders of record of our common stock.
     The Company has not declared or paid any cash dividends on its common stock. No cash dividends have been previously paid on our common stock and none are anticipated in fiscal 2010. The Company also has shares of Series A and Series D Preferred Stock Outstanding that have preferential dividend rights over any dividend payments to holders of common stock.

Stock Performance Graph

ITEM 6.	SELECTED FINANCIAL DATA.
     The following selected historical consolidated statement of operations data for the years ended December 31, 2009, 2008, and 2007 and for the period from inception (June 23, 2006) through December 31, 2006 and the consolidated balance sheet data as of December 31, 2009, 2008, 2007, and 2006, below are derived from our audited consolidated financial statements and related notes thereto. This data should be read in conjunction with our “Management’s Discussion and Analysis of Financial Condition and Results of Operation” and our consolidated financial statements and the related notes thereto.

	For the years ended December 31,
				For the period
				from inception
				(June 23, 2006)
				through
(in thousands, except share and per shares information)	2009	2008	2007	December 31, 2006
Statement of operations data
Revenue	$13,147	$9,440	$847	$—
Cost of goods sold	9,567	8,559	808	—

Gross margin	3,580	881	39	—
Operating expenses:
Selling, general and administrative	13,518	14,790	12,466	375
Research and development	12,881	21,562	10,850	508
Write-off of acquired in-process research and development	2,000	1,398	243,761	—
Other operating expenses; primarily amortization of intangible assets	3,201	1,694	150	—

Total operating expenses	31,600	39,444	267,227	883

Operating loss	(28,020)	(38,563)	(267,188)	(883)
Other (expense) income, net	(2,034)	(1,354)	(671)	6

Loss before income taxes and investment losses	(30,054)	(39,917)	(267,859)	(877)
Income tax benefit	294	83	83	—

Net loss before investment losses	(29,760)	(39,834)	(267,776)	(877)
Loss from investments in investees	(353)	—	(629)	—

Net loss	(30,113)	(39,834)	(268,405)	(877)
Preferred stock dividend	(846)	(217)	(217)	—

Net loss attributable to common shareholders	$(30,959)	$(40,051)	$(268,622)	$(877)

Loss per share, basic and diluted	$(0.13)	$(0.21)	$(2.09)	$(0.01)

Weighted average number of common shares outstanding — basic and diluted	233,191,617	187,713,041	128,772,080	58,733,556
Balance sheet data
Total assets	$87,430	$21,764	$39,568	$116
Working capital	$50,795	$5,754	$19,489	$21
Long-term line of credit with related party, notes payable, and capital lease obligations, net	$11,932	$11,867	$14,235	$—
Stockholders’ equity	$57,727	$359	$16,784	$21

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.
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

OVERVIEW
     We are a specialty healthcare company involved in the discovery, development, and commercialization of pharmaceutical products, medical devices, vaccines, diagnostic technologies, and imaging systems. Initially focused on the treatment and management of ophthalmic diseases, we have since expanded into other areas of major unmet medical need.
     We expect to incur substantial losses as we continue the development of our product candidates, continue our other research and development activities, and establish a sales and marketing infrastructure in anticipation of the commercialization of our pharmaceutical product candidates. We currently have limited commercialization capabilities, and it is possible that we may never successfully commercialize any of our pharmaceutical product candidates. To date, we have devoted substantially all of our efforts towards research and development. As of December 31, 2009, we had an accumulated deficit of $339.2 million. We do not currently generate revenue from any of our pharmaceutical product candidates and have only generated limited revenue from our operations in Chile and our instrumentation business. Our research and development activities are budgeted to expand over a period of time and will require further resources if we are to be successful. As a result, we believe that our operating losses are likely to be substantial over the next several years. We will need to obtain additional funds to further develop our research and development programs, and there can be no assurance that additional capital will be available to us on acceptable terms, or at all.
RESULTS OF OPERATIONS
For The Years Ended December 31, 2009 and December 31, 2008
     The results of operations for the year ended December 31, 2009 include the post acquisition operations for Pharma Genexx, S.A. (“Pharma Genexx”), a privately owned Chilean company engaged in the marketing, sale, and distribution of pharmaceutical products, devices, and over-the-counter products for government, private, and institutional markets in Chile, which we acquired on October 7, 2009. As a result, our operating results for periods prior to October 7, 2009 do not include Pharma Genexx activity.
     Revenue. Revenue for the year ended December 31, 2009 was $13.1 million compared to $9.4 million for the year ended December 31, 2008. Revenue for 2009 increased as a result of the revenue generated by Pharma Genexx after our acquisition on October 7, 2009. Partially offsetting the revenue from Pharma Genexx were decreased revenue from our instrumentation business in international markets. Revenue for 2008 primarily consisted of revenue from our instrumentation business in international markets.
     Gross margin. Gross margin for the year ended December 31, 2009 was $3.6 million compared to $0.9 million for the year ended December 31, 2008. Gross margin improved during 2009 primarily as a result of improved gross margin from our instrumentation business and post acquisition gross margin generated by our pharmaceutical business. Gross margin during 2008 was negatively impacted while we made a number of changes to our instrumentation manufacturing process in an effort to lower the cost of goods sold and increase gross margins. Those improvements included changing suppliers of components for our OCT SLO products and assembling a number of components in-house rather than outsourcing those activities. We realized the benefits of those changes to our manufacturing processes as increased gross margin during the year ended December 31, 2009.
     Selling, general and administrative expense. Selling, general and administrative expense in the year ended December 31, 2009 was $13.5 million as compared to $14.8 million during the year ended December 31, 2008. Selling, general and administrative expense decreased primarily as a result of decreased personnel costs, including equity-based compensation, and sales commissions to certain international distributors in our instrumentation business, partially offset by increased professional fees. Included in selling, general and administrative expenses were $3.2 million and $4.2 million of equity based compensation expense for the years ended December 31, 2009 and 2008, respectively.
     Research and development expense. Research and development expense for the year ended December 31, 2009 was $12.9 million as compared to $21.6 million during the year ended December 31, 2008. The decrease in research and development expense was primarily related to the termination of the Phase III clinical trial of bevasiranib and related reduced personnel costs. Research and development expense for the year ended December 31, 2009 consisted primarily of expenses related to the Phase III clinical trial of bevasiranib through March 6, 2009 and the related costs of analyzing the data generated by the trial. Research and development expense for the year ended December 31, 2008 primarily consisted of expenses related to the Phase III clinical trial of bevasiranib. Included in research and development expense were $1.3 million and $2.5 million of equity based compensation expense for the years ended December 31, 2009 and 2008, respectively.

     Write-off of acquired in-process research and development. On October 12, 2009, we entered into an agreement to acquire certain assets from Schering Plough Corporation’s neurokinin-1 (“NK-1”) development program, of which, rolapitant is our lead pharmaceutical product candidate, in an all cash transaction for $2.0 million at closing. We recorded this acquisition as an asset acquisition and recorded the assets at fair value and allocated the entire purchase price to acquired in-process research and development expense and recorded a charge of $2.0 million. On May 6, 2008, we acquired Vidus Ocular, Inc. in a stock for stock transaction. We recorded Vidus’ assets and liabilities at fair value, and as a result, we recorded acquired in-process research and development expense and recorded a charge of $1.4 million. We valued our common stock issued to Vidus shareholders at the average closing price of the common stock on the date of the transaction and two days prior to the transaction.
     We record expense for in-process research and development projects accounted for as asset acquisitions which have not reached technological feasibility and which have no alternative future use. The NK-1 drug candidates have not reached a stage of technological feasibility and have no alternative future use. At the time of our acquisition of Vidus, the accounting for business combinations and asset acquisitions were the same and Vidus’ projects had not reached a stage of technological feasibility and had no alternative future use. Effective January 1, 2009, in-process research and development projects acquired in business combinations are capitalized.
     Other operating expenses, principally amortization of intangible assets. Other operating expenses were $3.2 million for the year ended December 31, 2009, compared to $1.7 million for the year ended December 31, 2008. The increase is primarily the result of the $1.1 million impairment of goodwill related to our instrumentation business. In addition, the increase reflects the amortization expense related to the intangible assets acquired as part of our acquisition of Pharma Genexx.
     Other income and expenses. Other expense was $2.0 million for the year ended December 31, 2009, compared to $1.4 million, net of $0.3 million of interest income for the year ended December 31, 2008. Other expenses primarily consist of interest expense incurred on our $12.0 million line of credit, partially offset by interest earned on our cash and cash equivalents.
For The Year Ended December 31, 2008 and December 31, 2007
     The results of operations for the year ended December 31, 2007 include those of Froptix for the full period as well as the results of operations of Acuity Pharmaceuticals, Inc. (“Acuity”) from March 27, 2007 through December 31, 2007, and of Ophthalmic Technologies, Inc. (“OTI”) from November 28, 2007 through December 31, 2007, the date of our acquisitions.
     Revenue. Revenue for the year ended December 31, 2008 was $9.4 million compared to $0.8 million for the year ended December 31, 2007. Revenue for 2008 primarily consisted of revenue from sales of our OCT SLO device in international markets, and also included revenue from sales of our ultrasound products. Revenue for the 2007 period was limited to the period from of our acquisition of OTI on November 28, 2007 through December 31, 2007. Revenues during the 2007 period were also primarily revenue from our OCT SLO and ultrasound products in international markets. In November 2008, we received 510(k) clearance from the U.S. Food and Drug Administration to begin marketing the OCT SLO in the U.S., and we began marketing the device in the United States during 2009.
     Gross margin. Gross margin for the year ended December 31, 2008 was $0.9 million compared to $39 thousand for the year ended December 31, 2007. The increase in gross margin reflects the full-year results for OTI during 2008, as compared to the 2007 period, which included revenue for the period from our acquisition of OTI on November 28, 2007 through December 31, 2007. During 2008, we made a number of changes to our manufacturing process in effort to lower the cost of goods sold and increase gross margins, including changing suppliers of components for out OCT SLO product and assembling a number of components in-house rather than outsourcing those activities. Throughout 2008, gross margin improved as a result of changes in our manufacturing processes and realized reduced component pricing from suppliers as we increased volume purchases.
     Selling, general and administrative expense. Selling, general and administrative expense in the year ended December 31, 2008 was $14.8 million as compared to $12.5 million during the year ended December 31, 2007, primarily as a result of increased personnel costs, including equity-based compensation, and sales commissions to certain international distributors of our instrumentation products. Selling, general and administrative expenses during 2008 also increased as a result of reflecting a full 12 month period for all activities as an operating public company. The 2007 period reflected only nine months as an operating public company and one month of sales and marketing expenses as a result of our acquisition of OTI on November 28, 2007. Included in selling, general and administrative expenses were $4.2 million and $3.3 million of equity based compensation expense for the years ended December 31, 2008 and December 31, 2007, respectively.

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
     Other income and expenses. Other expense was $1.4 million, net of $0.3 million of interest income for the year ended December 31, 2008, compared to $0.7 million, net of $0.3 million of interest income for the year ended December 31, 2007. Other expenses primarily consist of interest expense incurred on our $12.0 million line of credit and our $4.0 million term loan, which was repaid in January 2008, partially offset by the $4.0 million term loan being outstanding for only a portion of 2008. The line of credit was drawn during 2007, and as a result, was only outstanding during part of that period. In addition, the 2007 period includes the minority interest loss of $0.6 million for a prorated portion of OTI’s operating loss from the date of our investment in OTI on April 13, 2007 through the date of our acquisition on November 28, 2007.
Liquidity And Capital Resources
     At December 31, 2009, we had cash, cash equivalents and marketable securities of approximately $42.7 million compared to $6.7 million on December 31, 2008. Cash used in operations during 2009 primarily reflects payment of liabilities related to the Phase III clinical trial for bevasiranib and related shut down expenses of that trial, as well as other research and development activities, and selling, general and administrative activities related to our corporate and instrumentation operations. Since our inception, we have not generated sufficient gross margins to offset our operating and other expenses and our primary source of cash has been from the private placement of stock and credit facilities available to us.
     On October 7, 2009, we acquired Pharma Genexx, a privately-owned Chilean company engaged in the marketing, sales, commercialization and distribution of pharmaceutical products, over-the-counter products and medical devices for government, private and institutional markets in Chile for US$16 million in cash. In connection with our acquisition of Pharma Genexx, we have entered into lines of credit agreements with 7 financial institutions in Chile in the aggregate amount of $14.6 million, which lines of credit are used primarily as a source of working capital for inventory purchases.
     Effective September 21, 2009, the Company entered into an agreement pursuant to which the Company invested $2.5 million in cash in Cocrystal Discovery, Inc., a privately held biopharmaceutical company (“Cocrystal”), in exchange for 1,701,723 shares of Cocrystal’s Convertible Series A Preferred Stock.

     On September 18, 2009, we entered into a securities purchase agreement (the “Preferred Purchase Agreement”) with the private investors named therein (the “Preferred Investors”), pursuant to which the Preferred Investors agreed to purchase an aggregate of 1,209,677 shares (the “Preferred Shares”) of the Company’s newly-designated 8.0% Series D Cumulative Convertible Preferred Stock, par value $0.01 per share (“Series D Preferred Stock”), at a purchase price of $24.80 per share, together with warrants to purchase up to an aggregate of 3,024,196 shares of the Company’s common stock, par value $.01 (the “Common Stock”) at an exercise price of $2.48 per share (the “Preferred Investment”). Initially, the Series D Preferred Stock is convertible into ten shares of the Company’s Common Stock, and the Preferred Shares purchase price was based on the average closing price of the Company’s Common Stock as reported on the NYSE Amex for the five days preceding the execution of the Preferred Purchase Agreement. In connection with the Preferred Investment, the Company issued the Preferred Shares on September 28, 2009 and raised approximately $30 million.
     On June 10, 2009, we entered into a stock purchase agreement with Sorrento Therapeutics, Inc. (“Sorrento”), pursuant to which we invested $2.3 million in cash in Sorrento.
     On May 26, 2009, May 29, 2009, and June 1, 2009, we entered into stock purchase agreements with a total of seven accredited investors (“Investors”) pursuant to which the Investors agreed to make a $31.0 million investment in the Company in exchange for 31,000,000 shares of our Common Stock, par value $.01, at $1.00 per share. The purchase price represented a range of discounts of approximately 16-21% to the average closing price of our Common Stock on the NYSE Amex for the five trading days immediately preceding the closing date of the agreements.
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
     On February 23, 2009, we entered into a stock purchase agreement with the Gamma Trust pursuant to which the Gamma Trust agreed to make a $20.0 million investment in exchange for 20,000,000 shares of our Common Stock, at $1.00 per share, representing an approximately 20% discount to the average closing price of our Common Stock on the NYSE Amex for the five trading days immediately preceding the effective date of Audit Committee and stockholder approval of the transaction. We issued the Shares and received the proceeds of $20.0 million on April 27, 2009.
     We have a fully-drawn $12.0 million line of credit with The Frost Group LLC, (the “Frost Group”), a related party. We are obligated to pay interest upon maturity, compounded quarterly, on outstanding borrowings under the line of credit at an 11% annual rate, which is due January 11, 2011. The line of credit is collateralized by all of our personal property except our intellectual property.
     We believe the cash and cash equivalents on hand at December 31, 2009 and the amounts available to be borrowed under existing lines of credit, are sufficient to meet our anticipated cash requirements for operations and debt service for the next 12 months. We based this estimate on assumptions that may prove to be wrong or are subject to change, and we may be required to use our available cash resources sooner than we currently expect. If we acquire additional assets or companies, accelerate our product development programs or initiate additional clinical trials, including trials for rolapitant, we will need additional funds. Our future cash requirements will depend on a number of factors, including possible acquisitions, the continued progress of research and development of our product candidates, the timing and outcome of clinical trials and regulatory approvals, the costs involved in preparing, filing, prosecuting, maintaining, defending, and enforcing patent claims and other intellectual property rights, the status of competitive products, the availability of financing, and our success in developing markets for our product candidates. If we are not able to secure additional funding when needed, we may have to delay, reduce the scope of, or eliminate one or more of our clinical trials or research and development programs.
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
     The following table provides information as of December 31, 2009 with respect to the amounts and timing of our known contractual obligation payments due by period.

Contractual obligations
(in thousands)	2010	2011	2012	2013	2014	After 2014	Total
Open purchase orders	$7,152	$—	$—	$—	$—	$—	$7,152
Operating leases	448	428	261	—	—	—	1,137
Credit line	4,319	12,000	—	—	—	—	16,319

Total	$11,919	$12,428	$261	$—	$—	$—	$24,608

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
     Equity-based compensation. We recognize equity based compensation as an expense in our financial statements and that cost is measured at the fair value of the award and expensed over their vesting period. Equity-based compensation arrangements to non-employees are recorded at their fair value on the measurement date. We estimate the grant-date fair value of our stock option grants using a valuation model known as the Black-Scholes-Merton formula or the “Black-Scholes Model” and allocate the resulting compensation expense over the corresponding requisite service period associated with each grant. The Black-Scholes Model requires the use of several variables to estimate the grant-date fair value of stock options including expected term, expected volatility, expected dividends and risk-free interest rate. We perform significant analyses to calculate and select the appropriate variable assumptions used in the Black-Scholes Model. We also perform significant analyses to estimate forfeitures of equity-based awards. We are required to adjust our forfeiture estimates on at least an annual basis based on the number of share-based awards that ultimately vest. The selection of assumptions and estimated forfeiture rates is subject to significant judgment and future changes to our assumptions and estimates may have a material impact on our Consolidated Financial Statements.
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
     Appraisals inherently require significant estimates and assumptions, including but not limited to, determining the timing and estimated costs to complete the in-process research and development projects, projecting regulatory approvals, estimating future cash flows, and developing appropriate discount rates. We believe the estimated fair values assigned to the Pharma Genexx assets acquired and liabilities assumed are based on reasonable assumptions. However, the fair value estimates for the purchase price allocation may change during the allowable allocation period, which is up to one year from the acquisition date, if additional information becomes available that would require changes to our estimates.

     Allowance for doubtful accounts and revenue recognition. Generally, we recognize revenue from product sales when goods are shipped and title and risk of loss transfer to our customers. Certain of our products are sold directly to end-users and require that we deliver, install and train the staff at the end-users’ facility. As a result, we do not recognize revenue until the product is delivered, installed and training has occurred. Return policies in certain international markets for our medical device products provide for stringent guidelines in accordance with the terms of contractual agreements with customers. Our estimates for sales returns are based upon the historical patterns of products returned matched against the sales from which they originated, and management’s evaluation of specific factors that may increase the risk of product returns. We analyze accounts receivable and historical bad debt levels, customer credit worthiness and current economic trends when evaluating the adequacy of the allowance for doubtful accounts using the specific identification method. Our reported net loss is directly affected by management’s estimate of the collectibility of accounts receivable. The allowance for doubtful accounts recognized in our consolidated balance sheets at December 31, 2009 and December 31, 2008 was $0.5 million and $0.4 million, respectively.
     Recent accounting pronouncements. In January 2010, the Financial Accounting Standards Board (“FASB”), issued an amendment to the accounting for fair value measurements and disclosures. This amendment details additional disclosures on fair value measurements, requires a gross presentation of activities within a Level 3 rollforward, and adds a new requirement to disclose transfers in and out of Level 1 and Level 2 measurements. The new disclosures are required of all entities that are required to provide disclosures about recurring and nonrecurring fair value measurements. This amendment is effective in the first interim or reporting period beginning after December 15, 2009, with an exception for the gross presentation of Level 3 rollforward information, which is required for annual reporting periods beginning after December 15, 2010, and for interim reporting periods within those years. The adoption of this amendment is not expected to have a material impact on our financial statement disclosures.
     In October 2009, the FASB issued an amendment to the accounting for own-share lending arrangements in contemplation of convertible debt issuance or other financing. This amendment clarifies how an entity should account for an agreement between a company (share lender) and an investment bank (share borrower) under which the company loans shares of its stock to the investment bank, enabling the investment bank to use the shares to enter into equity derivative contracts with the ultimate investors of the convertible debt. Under the amendment, at the date of issuance, the share lending arrangement is required to be measured at fair value and recognized as a debt issuance cost in the financial statements of the entity. The debt issuance cost should be amortized under the effective interest method over the life of the financing arrangement as interest cost. This amendment is effective for fiscal years beginning on or after December 15, 2009, and interim periods within those fiscal years. Early adoption is not permitted. The adoption of this amendment requires retrospective application for all arrangements outstanding as of the beginning of the fiscal year in which the guidance is initially applied. The adoption of this amendment is not expected to have a material impact on our results of operations or financial condition.
     In October 2009, the FASB issued an amendment to the accounting for multiple-deliverable revenue arrangements. This amendment provides guidance on whether multiple deliverables exist, how the arrangements should be separated, and how the consideration paid should be allocated. As a result of this amendment, entities may be able to separate multiple-deliverable arrangements in more circumstances than under existing accounting guidance. This guidance amends the requirement to establish the fair value of undelivered products and services based on objective evidence and instead provides for separate revenue recognition based upon management’s best estimate of the selling price for an undelivered item when there is no other means to determine the fair value of that undelivered item. The existing guidance previously required that the fair value of the undelivered item reflect the price of the item either sold in a separate transaction between unrelated third parties or the price charged for each item when the item is sold separately by the vendor. If the fair value of all of the elements in the arrangement was not determinable, then revenue was deferred until all of the items were delivered or fair value was determined. This amendment will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption and retrospective application is also permitted. We are currently evaluating the potential effect of the adoption of this amendment on our results of operations or financial condition.
     In June 2009, the FASB issued an amendment to the accounting and disclosure requirements for the consolidation of variable interest entities (“VIEs”). This amendment requires an enterprise to qualitatively assess the determination of the primary beneficiary, or “consolidator,” of a VIE based on whether the entity (i) has the power to direct matters that most significantly impact the activities of the VIE, and (ii) has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. The amendment changes the consideration of kick-out rights in determining if an entity is a VIE and requires an ongoing reconsideration of both whether an entity is a VIE and of the primary beneficiary. This amendment is effective as of January 1, 2010, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier adoption is prohibited. The amendment requires companies to reassess, under the amended requirements, arrangements existing on or before the effective date of the amendment that may fit within its scope and requires retrospective application. We are currently evaluating the potential effect of the adoption of this amendment but do not expect it will have a material impact on our results of operations or financial condition.

     In June 2009, the FASB issued an amendment to the accounting and disclosure requirements for transfers of financial assets. This amendment seeks to improve the relevance, representational faithfulness and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. Additionally, on and after the effective date, this amendment eliminates the concept of a qualifying special-purpose entity for accounting purposes. Therefore, formerly qualifying special-purpose entities should be evaluated for consolidation by reporting entities on and after the effective date in accordance with the applicable consolidation guidance. This amendment is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier adoption is prohibited. The adoption of this amendment is not expected to have a material impact on our results of operations or financial condition.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
     In the normal course of doing business, we are exposed to the risks associated with foreign currency exchange rates and changes in interest rates.
     Foreign Currency Exchange Rate Risk — Although we do not speculate in the foreign exchange market, we may from time to time manage exposures that arise in the normal course of business related to fluctuations in foreign currency exchange rates by entering into offsetting positions through the use of foreign exchange forward contracts. Certain firmly committed transactions are hedged with foreign exchange forward contracts. As exchange rates change, gains and losses on the exposed transactions are partially offset by gains and losses related to the hedging contracts. Both the exposed transactions and the hedging contracts are translated at current spot rates, with gains and losses included in earnings.
     Our derivative activities, which consist of foreign exchange forward contracts, are initiated to hedge forecasted cash flows that are exposed to foreign currency risk. The foreign exchange forward contracts generally require us to exchange local currencies for foreign currencies based on pre-established exchange rates at the contracts’ maturity dates. As exchange rates change, gains and losses on these contracts are generated based on the change in the exchange rates that are recognized in the consolidated statement of operations at maturity, and offset the impact of the change in exchange rates on the foreign currency cash flows that are hedged. If the counterparties to the exchange contracts do not fulfill their obligations to deliver the contracted currencies, we could be at risk for currency related fluctuations. We enter into these contracts with counterparties that we believe to be creditworthy and do not enter into any leveraged derivative transactions. We had $6.3 million in foreign exchange forward contracts outstanding at December 31, 2009, and none at December 31, 2008, primarily to hedge Chilean-based operating cash flows against US dollars. If Chilean Pesos were to strengthen in relation to the US dollar, our hedged foreign currency cash-flows expense would be offset by a loss on the derivative contracts, with a net effect of zero.
     We do not engage in trading market risk sensitive instruments or purchasing hedging instruments or “other than trading” instruments that are likely to expose us to significant market risk, whether interest rate, foreign currency exchange, commodity price, or equity price risk.
     Interest Rate Risk — Our exposure to market risk relates to our cash and investments and to our borrowings. We maintain an investment portfolio of money market funds. The securities in our investment portfolio are not leveraged, and are, due to their very short-term nature, subject to minimal interest rate risk. We currently do not hedge interest rate exposure. Because of the short-term maturities of our investments, we do not believe that a change in market interest rates would have a significant negative impact on the value of our investment portfolio except for reduced income in a low interest rate environment. At December 31, 2009, we had cash and cash equivalents of $42.7 million. The weighted average interest rate related to our cash and cash equivalents for the year ended December 31, 2009 was 0%. As of December 31, 2009, the principal value of our credit lines was $16.3 million, and have a weighted average interest rate of 9%.
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

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of OPKO Health, Inc.
We have audited the accompanying consolidated balance sheets of OPKO Health, Inc. and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of OPKO Health, Inc. and subsidiaries at December 31, 2009 and 2008, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), OPKO Health, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 17, 2010 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Certified Public Accountants
Miami, Florida
March 17, 2010

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of OPKO Health, Inc.
We have audited OPKO Health, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). OPKO Health, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.
As indicated in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Pharma Genexx S.A., which is included in the December 31, 2009 consolidated financial statements of OPKO Health, Inc. and subsidiaries and constituted $28,024,000 and $17,145,000 of total and net assets, respectively, as of December 31, 2009 and $4,418,000 and $176,000 of revenues and net loss, respectively, for the year then ended. Our audit of internal control over financial reporting of OPKO Health, Inc. and subsidiaries also did not include an evaluation of the internal control over financial reporting of Pharma Genexx S.A.
In our opinion, OPKO Health, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of OPKO Health, Inc. and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009, and our report dated March 17, 2010 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Certified Public Accountants
Miami, Florida
March 17, 2010

OPKO Health, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31,
	2009	2008
ASSETS
Current assets
Cash and cash equivalents	$42,658	$6,678
Accounts receivable, net	8,767	1,005
Inventory, net	10,520	4,063
Current tax asset	109	—
Prepaid expenses and other current assets	1,764	1,720

Total current assets	63,818	13,466
Property and equipment, net	593	659
Intangible assets, net	12,722	6,336
Goodwill	5,408	1,097
Investments	4,447	—
Deferred tax assets	427	—
Other assets	15	206

Total assets	$87,430	$21,764

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$4,784	$2,221
Accrued expenses	3,918	5,394
Current portion of lines of credit and notes payable	4,321	97

Total current liabilities	13,023	7,712
Long-term liabilities — interest payable to related party	3,409	1,826
Deferred tax liability	1,339	—
Line of credit with related party, net unamortized discount of $68 and $133, respectively	11,932	11,867

Total liabilities	29,703	21,405

Commitments and contingencies
Shareholders’ equity
Series A Preferred stock — $0.01 par value, 4,000,000 shares authorized; 1,025,934 and 953,756 shares issued and outstanding (liquidation value of $2,564 and $2,384) at December 31, 2009 and 2008, respectively	10	10
Series C Preferred Stock — $0.01 par value, 500,000 shares authorized; No shares issued or outstanding	—	—
Series D Preferred Stock — $0.01 par value, 2,000,000 shares authorized; 1,209,677 and 0 shares issued and outstanding (liquidation value of $30,613 and $0) at December 31, 2009 and 2008, respectively	12	—
Common Stock — $0.01 par value, 500,000,000 shares authorized; 253,762,552 and 199,020,379 shares issued and outstanding at December 31, 2009 and 2008, respectively	2,538	1,991
Treasury stock (45,154 and 18,000 shares at December 31, 2009 and 2008, respectively)	(61)	(24)
Additional paid-in capital	393,144	307,498
Accumulated other comprehensive income	1,313	—
Accumulated deficit	(339,229)	(309,116)

Total shareholders’ equity	57,727	359

Total liabilities and shareholders’ equity	$87,430	$21,764

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

OPKO Health, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share data)

	For the years ended December 31,
	2009	2008	2007
Revenue	$13,147	$9,440	$847
Cost of goods sold, excluding amortization of intangible assets	9,567	8,559	808

Gross margin, excluding amortization of intangible assets	3,580	881	39

Operating expenses
Selling, general and administrative	13,518	14,790	12,466
Research and development	12,881	21,562	10,850
Write-off of acquired in-process research and development	2,000	1,398	243,761
Other operating expenses, principally amortization of intangible assets	3,201	1,694	150

Total operating expenses	31,600	39,444	267,227

Operating loss	(28,020)	(38,563)	(267,188)
Other expense, net	(2,034)	(1,354)	(671)

Loss before income taxes and investment losses.	(30,054)	(39,917)	(267,859)
Income tax benefit	294	83	83

Loss before investment losses	(29,760)	(39,834)	(267,776)
Loss from investments in investees	(353)	—	(629)

Net loss	(30,113)	(39,834)	(268,405)
Preferred stock dividend	(846)	(217)	(217)

Net loss attributable to common shareholders	$(30,959)	$(40,051)	$(268,622)

Loss per share, basic and diluted	$(0.13)	$(0.21)	$(2.09)

Weighted average number of common shares outstanding, basic and diluted	233,191,617	187,713,041	128,772,080

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

OPKO Health, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands, except share data)
For the years ended December 31, 2007, 2008 and 2009

											Additional
	Series A Preferred Stock		Series C Preferred Stock		Series D Preferred Stock		Common Stock		Treasury		Paid-In	Accumulated
	Shares	Dollars	Shares	Dollars	Shares	Dollars	Shares	Dollars	Shares	Dollars	Capital	Deficit	Total
Balance at December 31, 2006	—	$—	—	$—	—	$—	61,775,002	$618	—	$—	$280	$(877)	$21
Equity based compensation expense		—	—	—	—	—	—	—	—	—	7,373	—	7,373
Issuance of equity securities for net monetary assets at $0.42 per share	1,081,750	11	—	—	—	—	36,607,023	366	—	—	15,626	—	16,003
Issuance of equity securities to acquire Acuity Pharmaceuticals, Inc., at $2.65 per share	—	—	457,603	5	—	—	14,778,556	148	—	—	234,470	—	234,623
Issuance of equity securities to acquire Ophthalmic Technologies, Inc. at $2.57 per share	—	—	—	—	—	—	2,682,928	27	—	—	6,905	—	6,932
Issuance of equity securities to acquire software at $3.79 per share	—	—	—	—	—	—	30,000	—	—	—	114	—	114
Issuance of common stock in private Placement to related party at 1.84 per share	—	—	—	—	—	—	10,869,565	109	—	—	19,891	—	20,000
Issuance of common stock upon automatic conversion of Series C preferred stock	—	—	(457,603)	(5)	—	—	45,760,300	457	—	—	(452)	—	—
Conversion of Series A preferred stock	(213,751)	(2)	—	—	—	—	213,751	2	—	—	—	—	—
Exercise of common stock options	—	—	—	—	—	—	641,972	6	—	—	117	—	123
Exercise of common stock warrants	—	—	—	—	—	—	4,985,511	50	—	—	(50)	—	—
Preferred stock dividend	86,800	1	—	—	—	—	—	—	—	—	(1)	—	—
Net loss for the year ended December 31, 2007	—	—	—	—	—	—	—	—	—	—	—	(268,405)	(268,405)

Balance at December 31, 2007	954,799	10	—	—	—	—	178,344,608	1,783	—	—	284,273	(269,282)	16,784
Equity-based compensation expense	—	—	—	—	—	—	—	—	—	—	6,730	—	6,730
Issuance of equity securities to acquire Vidus Ocular, Inc. at $1.65 per share	—	—	—	—	—	—	658,080	7	—	—	1,312	—	1,319
Correction of equity securities to Acuity	—	—	—	—	—	—	57,408	1	—	—	(1)	—	—
Exercise of common stock options	—	—	—	—	—	—	5,187,149	52	—	—	154	—	206
Exercise of common warrants	—	—	—	—	—	—	1,171,899	12	—	—	165	—	177
Issuance of common stock in private placement to related party at 1.11	—	—	—	—	—	—	13,513,514	135	—	—	14,865	—	15,000
Series A preferred stock dividend	86,678	1	—	—	—	—	—	—	—	—	—	—	1
Conversion of Series A preferred Stock	(87,721)	(1)	—	—	—	—	87,721	1	—	—	—	—	—
Other disposition of assets for stock	—	—	—	—	—	—	—	—	(18,000)	(24)	—	—	(24)
Net loss for the year ended December 31, 2008	—	—	—	—	—	—	—	—	—	—	—	(39,834)	(39,834)

Balance at December 31, 2008.	953,756	10	—	—	—	—	199,020,379	1,991	(18,000)	(24)	307,498	(309,116)	359
Equity-based compensation expense	—	—	—	—	—	—	—	—	—	—	4,498	—	4,498
Exercise of common stock options	—	—	—	—	—	—	2,984,945	30	—	—	664	—	694
Exercise of common warrants	—	—	—	—	—	—	706,164	7	—	—	17	—	24
Issuance of common stock in private placement with related parties at $1.00 per share	—	—	—	—	—	—	20,000,000	200	—	—	19,800	—	20,000
Issuance of common stock in private placement, including related parties at $1.00 per share	—	—	—	—	—	—	31,000,000	310	—	—	30,680	—	30,990
Issuance of 8% Series D Preferred stock in private placement, including related parties at $24.80 per share	—	—	—	—	1,209,677	12	—	—	—	—	29,988	—	30,000
Series A preferred stock dividend	93,242	1	—	—	—	—	—	—	—	—	(1)	—	—
Conversion of Series A preferred Stock	(21,064)	(1)	—	—	—	—	21,064	—	—	—	—	—	(1)
Restricted stock grant	—	—	—	—	—	—	30,000	—	—	—	—	—	—
Purchase of shares at $3.55	—	—	—	—	—	—	—	—	(27,154)	(37)	—	—	(37)
Comprehensive loss
Net loss for the year ended December 31, 2009	—	—	—	—	—	—	—	—	—	—	—	(30,113)	(30,113)
Cumulative translation adjustment, net												1,313	1,313

Total comprehensive loss												(28,800)	(28,800)

Balance at December 31, 2009.	1,025,934	$10	—	$—	1,209,677	$12	253,762,552	$2,538	(45,154)	$(61)	$393,144	$(337,916)	$57,727

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

OPKO Health, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the year ended
	December 31,
	2009	2008	2007
Cash flows from operating activities:
Net loss	$(30,113)	$(39,834)	$(268,405)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,357	1,823	184
Impairment of goodwill	1,097	—	—
Write-off of acquired in-process research and development	2,000	1,398	243,761
Accretion of debt discount related to notes payable	123	190	279
Losses from investments in investees	353	—	629
Equity based compensation — employees and non-employees.	4,498	6,730	7,373
Provision for bad debts	73	204	—
Provision for inventory obsolescence	279	255	—
Foreign exchange	122	—	—
Loss on disposal of assets	—	148	—
Changes in:
Accounts receivable	(1,271)	590	(554)
Inventory	(928)	(2,104)	(317)
Prepaid expenses and other current assets	431	25	(789)
Other assets	(276)	—	—
Accounts payable	(1,019)	(1,225)	(607)
Accrued expenses	(1,062)	2,506	1,497

Net cash used in operating activities	(23,336)	(29,294)	(16,949)
Cash flows from investing activities:
Investments in investees	(4,800)	—	(5,000)
Acquisition of businesses, net of cash	(15,632)	48	2,751
Acquisition of rolapident	(2,000)	—	—
Purchase of marketable securities	(9,997)	—	—
Maturities of marketable securities	9,997	—	—
Capital expenditures	(172)	(378)	(489)

Net cash used in investing activities	(22,604)	(330)	(2,738)
Cash flows from financing activities:
Issuance of common stock for cash to related party	30,990	15,000	20,000
Issuance of common stock	20,000	—	16,284
Issuance of Series D preferred stock and warrants, including related parties	30,000	—	—
Borrowings under line of credit with related party	—	—	8,000
Proceeds from bridge loan with related party	3,000	—	—
Repayment of bridge loan with related party	(3,000)	—	—
Insurance financing and borrowings on lines of credit	529	371	152
Proceeds from the exercise of stock options and warrants.	718	383	123
Repayments of notes payable and capital lease obligations	(317)	(2,825)	(1,615)

Net cash provided by financing activities	81,920	12,929	42,944

Net change in cash and cash equivalents	35,980	(16,695)	23,257
Cash and cash equivalents at beginning of year	6,678	23,373	116

Cash and cash equivalents at end of year	$42,658	$6,678	$23,373

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

OPKO Health, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1. Business and Organization
     We are a specialty healthcare company involved in the discovery, development, and commercialization of pharmaceutical products, medical devices, vaccines, diagnostic technologies, and imaging systems. Initially focused on the treatment and management of ophthalmic diseases, we have since expanded into other areas of major unmet medical need. We are a Delaware corporation, headquartered in Miami, Florida.
     On March 27, 2007, pursuant to the terms of a Merger Agreement and Plan of Reorganization, Froptix Corporation (“Froptix”), a development stage research and development company, controlled by The Frost Group, LLC (the “Frost Group”) and Acuity Pharmaceuticals, Inc. (“Acuity”), a development stage research and development company, and eXegenics were part of a three-way merger (the “Merger”). Per that agreement, eXegenics issued new capital stock to acquire all of the issued and outstanding capital stock of Froptix and Acuity. The Frost Group members include the Frost Gamma Investment Trust (the “Gamma Trust”) of which Phillip Frost, M.D., our Chairman and CEO, is the sole trustee, Jane Hsiao, the Company’s Vice Chairman and Chief Technical Officer, Steven D. Rubin, the Company’s Executive Vice President — Administration and a director, and Rao Uppaluri, the Company’s Chief Financial Officer.
     On June 8, 2007, we changed our name to OPKO Health, Inc. (“OPKO” or the “Company”) from eXegenics, Inc. (“eXegenics”). Through March 26, 2007, eXegenics was a public shell company whose assets consisted of cash and nominal other assets.
Note 2. Acquisitions and Investments
     On October 12, 2009, we entered into an asset purchase agreement (the “Schering Agreement”) with Schering-Plough Corporation (“Schering”) to acquire rolapitant, our lead pharmaceutical product candidate, and other assets relating to Schering’s neurokinin-1 (“NK-1”) receptor antagonist program. Under the terms of the Schering Agreement, we paid Schering $2 million in cash upon closing and agreed to pay up to an additional $27 million upon certain development milestones. Rolapitant, the lead product in the NK-1 program, successfully completed Phase II clinical testing for prevention of nausea and vomiting related to cancer chemotherapy and surgery, and other indications. Phase I clinical testing has also been completed for a second compound in the same class. Development of rolapitant and the other assets had been stopped at the time of our acquisition and there were no ongoing clinical trials. None of the assets acquired have alternative future uses, nor have they reached a stage of technological feasability.
     The table below reflects the estimated fair value of the net assets acquired at the date of acquisition:

(in thousands)
In-process research and development	$2,000
     On October 1, 2009, we entered into a definitive agreement to acquire Pharma Genexx S.A. (“Pharma Genexx”), a privately-owned Chilean company engaged in the representation, importation, commercialization and distribution of pharmaceutical products, over-the-counter products and medical devices for government, private and institutional markets in Chile. Pursuant to a stock purchase agreement with Pharma Genexx and its shareholders, Farmacias Ahumada S.A., FASA Chile S.A., and Laboratorios Volta S.A., we acquired all of the outstanding stock of Pharma Genexx in exchange for $16 million in cash. A portion of the proceeds will remain in escrow for a period of time to satisfy indemnification claims. The transaction closed on October 7, 2009.
     The following table summarizes the estimated fair value of the net assets acquired and liabilities assumed in the acquisition of Pharma Genexx at the date of acquisition:

(in thousands)
Current assets (including cash of $368)	$12,208
Intangible assets	7,826
Goodwill	4,983
Other assets	20
Accounts payable and accrued expenses	(9,037)

Total purchase price	$16,000

     Effective September 21, 2009, the Company entered into an agreement pursuant to which the Company invested $2.5 million in cash in Cocrystal Discovery, Inc., a privately held biopharmaceutical company (“Cocrystal”) in exchange for 1,701,723 shares of Cocrystal’s Convertible Series A Preferred Stock. A group of investors led by the Frost Group (the “Frost Investors”), previously invested $5 million in Cocrystal, and agreed to invest an additional $5 million payable in two equal installments in September 2009 and March 2010. As a result of an amendment to the Frost Investor agreements dated June 9, 2009, OPKO, rather than the Frost Investors, made the first installment investment ($2.5 million) on September 21, 2009. Following the first investment, the members of the Frost Group owned a total of 2,948,645 shares of Cocrystal, representing 33.65% of Cocrystal’s voting stock on an as converted basis and the Gamma Trust owned a majority of those shares, owning 2,768,257 shares. On Deccember 31, 2009 we owned approximately 20% of Cocrystal’s outstanding stock. Following the final installment investment of $2.5 million in Cocrystal by the Frost Investors in or around March 2010, the Company will own approximately 16% of Cocrystal and members of the Frost Group will own approximately 4,422,967 shares, representing 42% of Cocrystal’s voting stock on an as converted basis, including 4,152,386 held by the Gamma Trust. Dr. Frost, Mr. Rubin, and Dr. Hsiao currently serve on the Board of Directors of Cocrystal and represent 50% of its board.
     We have determined that Cocrystal has insufficient resources to carry out its principal activities without additional subordinated financial support. As such, Cocrystal meets the definition of a variable interest entity ("VIE"). In order to determine the primary beneficiary of the VIE, we evaluated the related party group to identify who had the most significant power to control Cocrystal. The Gamma Trust holds in excess of 32% of the voting stock of Cocrystal on a fully diluted basis as of the date of our investment and after the March 2010 investment by the Frost Investors, will hold in excess of 42% of the voting stock. In addition, the Gamma Trust influenced the redesign of Cocrystal and can significantly influence the success of Cocrystal through its board representation and voting power. As such, we have determined that the Gamma Trust is the primary beneficiary within the related party group. As a result of our determination that we are not the primary beneficiary, we have accounted for our investment in Cocrystal under the equity method.
     On June 10, 2009, we entered into a stock purchase agreement with Sorrento Therapeutics, Inc. (“Sorrento”), a privately held company with a technology for generating fully human monoclonal antibodies, pursuant to which we invested $2.3 million in Sorrento. In exchange for the investment, we acquired approximately one-third of the outstanding common shares of Sorrento and received a fully-paid, exclusive license to the Sorrento antibody library for the discovery and development of therapeutic antibodies in the field of ophthalmology. On September 21, 2009, QuikByte Software, Inc., a Colorado corporation (“Quikbyte”), acquired Sorrento pursuant to a Merger Agreement dated July 14, 2009 (the “Sorrento Merger”) by and among QuikByte, Sorrento, and certain other parties named therein. At the effective time of the Sorrento Merger, all of the issued and outstanding shares of Sorrento common stock (the “Sorrento Shares”) were converted into the right to receive shares of QuikByte common stock, par value $0.0001 per share (the “QuikByte Common Stock”).
     On September 18, 2009, QuikByte entered into a Stock Purchase Agreement (the “QuikByte Stock Purchase Agreement”) with investors (the “QuikByte Investors”) pursuant to which QuikByte received an aggregate investment of $2.0 million in exchange for shares of QuikByte Common Stock (the “QuikByte Financing”). The QuikByte Investors included Dr. Frost and other members of OPKO management. Upon completion of the Sorrento Merger, QuickByte changed its name to Sorrento Therapeutics, Inc. After giving effect to the Sorrento Financing, OPKO owned approximately 53,113,732 shares of Sorrento Common Stock, or approximately 24% of Sorrento’s total outstanding common stock at December 31, 2009. The closing stock price for Sorrento's common stock, a thinly traded stock, as quoted on the over-the-counter markets was $1.92 per share on December 31, 2009.
     On May 6, 2008, we completed the acquisition of Vidus Ocular, Inc. (“Vidus”), a privately-held company that is developing Aquashunt™, a shunt to be used in the treatment of glaucoma. Pursuant to a Securities Purchase Agreement with Vidus, each of its stockholders, and the holders of convertible promissory notes issued by Vidus, we acquired all of the outstanding stock and convertible debt of Vidus in exchange for (i) the issuance and delivery at closing of 658,080 shares of our common stock (the “Closing Shares”); (ii) the issuance of 488,420 shares of our common stock to be held in escrow pending the occurrence of certain development milestones (the “Milestone Shares”); and (iii) the issuance of options to acquire 200,000 shares of our common stock. Additionally, in the event that the stock price for our common stock at the time of receipt of approval or clearance by the U.S. Food & Drug Administration of a pre-market notification 510(k) relating to the Aquashunt is not at or above a specified price, we will be obligated to issue an additional 413,850 shares of our common stock. A portion of the Closing Shares and the Milestone Shares remained in escrow for a period of one year to satisfy indemnification claims.

     We accounted for the Vidus acquisition as an asset acquisition. We valued the common stock issued to Vidus’ stockholders at the average closing price on the date of the acquisition and the two days prior to the transaction, or $1.65 per share. In addition, we valued the options to acquire our common stock that were issued to the founders of Vidus using the Black-Scholes-Merton pricing model and recorded the value of those options as part of the purchase price of Vidus, or $1.17 per common stock option. All other contingent consideration will be valued and added to the purchase price if the milestones occur.
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
     On April 13, 2007, we invested $5 million in exchange for common shares of Ophthalmic Technologies, Inc. (“OTI”), equaling one-third of the outstanding equity of OTI. On November 28, 2007, we acquired the remaining outstanding shares of OTI and issued approximately 2.7 million shares of our common stock based upon a purchase price of $10.0 million and a value of $3.55 per share. OTI provides diagnostic and imaging systems to eye care professionals worldwide through its distributor network which covers over 50 countries. The minority interest results in OTI from April 13, 2007 through our acquisition of OTI on November 28, 2007 have been included in our financial statements.
     The following table summarizes the estimated fair value of the net assets acquired and liabilities assumed in the acquisition OTI at the date of acquisition:

(in thousands)
Current assets (including cash of $1,616)	$4,682
Intangible assets	8,087
Other assets	602
Goodwill	1,732
Accounts payable and accrued expenses	(3,374)

Total purchase price	$11,729

     On March 27, 2007, we acquired Acuity in a stock-for-stock transaction. We valued our common stock issued to Acuity shareholders at the average closing price of the common stock on the date of acquisition and the two days prior to the transaction. Acuity’s primary focus prior to our acquisition had been on the development of its lead compound, bevasiranib, for the treatment of Wet Age-Related Macular Degeneration, or Wet AMD.
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
     The following table summarizes that fair value assigned to our major intangible assets classes:

	Fair value	Weighted average
(in thousands)	assigned	amortization period
Customer relationships	$7,259	3 years
Technology	4,597	10 years
Product registrations	3,829	10 years
Covenants not to compete	317	3 years
Tradename	578	3 years
Other	7	Indefinite

Total amortizing intangible assets	16,587
Goodwill	5,408	Indefinite

Total intangible assets acquired	$21,995

     All of the intangible assets acquired and goodwill acquired relate to our acquisitions of Pharma Genexx and OTI. The weighted average period prior to the next renewal or extension for our product registrations is 2.7 years. We do not anticipate capitalizing the cost of product registration renewals, rather we expect to expense, as incurred costs related to the activities required to renew our product registrations. We do not anticipate goodwill to be tax deductible for income tax purposes.
     The following table includes the pro forma results for the years ended December 31, 2009 and 2008 of the combined companies as though the acquisitions of Pharma Genexx and Vidus had been completed as of the beginning of each period, respectively, and for the 2008 period includes $0.5 million related to Vidus.

	For the year ended December 31,
(in thousands, except per share amounts)	2009	2008
Revenue	$25,615	$20,365
Net loss	$(28,443)	$(39,713)
Basic and diluted loss per share	$(0.12)	$(0.21)
     This unaudited pro forma financial information is presented for informational purposes only. The unaudited pro forma financial information may not necessarily reflect our future results of operations or what the results of operations would have been had we owned and operated each company as of the beginning of the periods presented.
Note 3. Summary of Significant Accounting Policies
     Basis of Presentation. The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and with the instructions to Form 10-K and of Regulation S-X. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.
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
     Property and Equipment. Property and equipment are recorded at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets, generally five to ten years and includes amortization expense for assets capitalized under capital leases. The estimated useful life by asset class are as follows: software — 3 years, machinery and equipment — 5-8 years, furniture and fixtures — 5-10 years and leasehold improvements — the lesser of their useful life or the lease term. Expenditures for repairs and maintenance are charged to expense as incurred, while betterments reduce accumulated depreciation. Depreciation expense was $0.2 million, $0.1 million, and $35 thousand for the years ended December 31, 2009, 2008 and 2007, respectively.

     Goodwill and Intangible Assets. Goodwill represents the difference between the purchase price and the estimated fair value of the net assets acquired when accounted for by the purchase method of accounting and arose from our acquisitions of OTI and Pharma Genexx. Refer to Note 2. We do not amortize goodwill, however, we perform an annual impairment test of goodwill during the fourth quarter. During the fourth quarter of 2009, we performed an impairment test and determined the goodwill related to our instrumentation business was impaired and written down to $0. We evaluate our goodwill for impairment annually and whenever events and changes in circumstances suggest that the carrying amount may not be recoverable.
     We amortize intangible assets with definite lives on a straight-line basis over their estimated useful lives, ranging from 3 to 10 years, and review for impairment at least annually, or sooner when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. We use the straight-line method of amortization as there is no reliably determinable pattern in which the economic benefits of our intangible assets are consumed or otherwise used up. Amortization expense was $3.2 million and $1.7 million for the years ended December 31, 2009 and 2008, respectively. Included in the amortization expense for the year ended December 31, 2009, is $1.1 million related to the impairment of the goodwill related to our instrumentation segment. In addition, the 2009 year included amortization related to the acquisition of Pharma Genexx. Amortization expense for the years ending December 31, 2010, 2011, 2012, 2013, and 2014 is expected to be $3.3 million, $2.2 million, $1.8 million, $0.8 million, and $0.8 million, respectively.
     Impairment of Long-Lived Assets. Long-lived assets, such as property and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, then an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset.
     Fair Value Measurements. The carrying amounts of our cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses approximate their fair value due to the short-term maturities of these instruments. Investments are considered available-for-sale as of December 31, 2009 and 2008, and are carried at fair value.
     Short-term investments include bank deposits, corporate notes, U.S. treasury securities and U.S. government agency securities with original maturities of greater than 90 days and remaining maturities of less than one year. Long-term investments include corporate notes, U.S. treasury securities and U.S. government agency securities with maturities greater than one year.
     In evaluating the fair value information, considerable judgment is required to interpret the market data used to develop the estimates. The use of different market assumptions and/or different valuation techniques may have a material effect on the estimated fair value amounts. Accordingly, the estimates of fair value presented herein may not be indicative of the amounts that could be realized in a current market exchange. Refer to Note 17.
     Derivative financial instruments. We record derivative financial instruments on our balance sheet at their fair value and the changes in the fair value are recognized in income when they occur, the only exception being derivatives that qualify as hedges. To qualify the derivative instrument as a hedge, we are required to meet strict hedge effectiveness and contemporaneous documentation requirements at the initiation of the hedge and assess the hedge effectiveness on an ongoing basis over the life of the hedge. At December 31, 2009, the forward contracts did not meet the documentation requirements to be designated as hedges. Accordingly, we recognize all changes in fair values in income.
     Research and Development. Research and development costs are charged to expense as incurred. We record expense for in-process research and development projects acquired as asset acquisitions which have not reached technological feasibility and which have no alternative future use. For in-process research and development projects acquired in business combinations, the in-process research and development project is capitalized and evaluated for impairment until the development process has been completed. Once the development process has been completed the asset will be amortized over its remaining useful life.
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

     Loss Per Common Share. Basic and diluted earnings or loss per common share is based on the net loss increased by dividends on preferred stock divided by the weighted average number of common shares outstanding during the period. In the periods in which their effect would be anti-dilutive, no effect has been given to outstanding options, warrants or convertible preferred stock in the diluted computation. The diluted loss per share does not include the weighted average impact of the outstanding options, warrants, and other contingent consideration of 17,743,032, 24,022,713, and 30,508,179 shares for the years ended December 31, 2009, 2008, and 2007 respectively, because their inclusion would have been anti-dilutive. As of December 31, 2009, the holders of our Series A Preferred Stock and Series D Preferred Stock could convert their Preferred Shares into approximately 1,025,934 and 12,344,081 shares of our Common Stock, respectively.
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
     Allowance for Doubtful Accounts. We analyze accounts receivable and historical bad debt levels, customer credit worthiness and current economic trends when evaluating the adequacy of the allowance for doubtful accounts using the specific identification method. Our reported net loss is directly affected by management’s estimate of the collectibility of accounts receivable. Estimated allowances for sales returns are based upon our history of product returns. The amount of allowance for doubtful accounts at December 31, 2009 and 2008 was $0.5 million and $0.4 million, respectively.
     Product Warranties. Product warranties are accrued at the time we record revenue for a product. The costs of warranties are recorded as a component of cost of sales. We estimate warranty costs based on our estimated historical experience and adjust for any known product reliability issues.

(in thousands)	2009	2008
Beginning balance	$259	$227
Accrual for product sold	257	259
Settlements in kind or expired	(259)	(227)

Ending balance	$257	$259

     Equity-Based Compensation. We measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is recognized in the statement of operations over the period during which an employee is required to provide service in exchange for the award. We record excess tax benefits, realized from the exercise of stock options as a financing cash inflow rather than as a reduction of taxes paid in cash flow from operations. Refer to Note 8. Equity-based compensation arrangements to non-employees are recorded at their fair value on the measurement date. The measurement of equity-based compensation is subject to periodic adjustment as the underlying equity instruments vest.
     Comprehensive income or loss. Our comprehensive loss for the year ended December 31, 2009 includes net loss for the year and the cumulative translation adjustment, net, for the translation of our Chilean subsidiary’s results and comprehensive loss for the years ended December 31, 2008 and 2007 is comprised entirely of our net loss.
     Segment reporting. Our chief operating decision-maker (“CODM”) is comprised of our executive management with the oversight of our board of directors. Our CODM review our operating results and operating plans and make resource allocation decisions on a company-wide or aggregate basis. Accordingly, we have aggregated our three operating segments, instrumentation, pharmaceutical operating business and our pharmaceutical and device research and development activities into two reporting segments, instrumentation and pharmaceutical.
     Recent accounting pronouncements: In January 2010, the Financial Accounting Standards Board (“FASB”) issued an amendment to the accounting for fair value measurements and disclosures. This amendment details additional disclosures on fair value measurements, requires a gross presentation of activities within a Level 3 rollforward, and adds a new requirement to disclose transfers in and out of Level 1 and Level 2 measurements. The new disclosures are required of all entities that are required to provide disclosures about recurring and nonrecurring fair value measurements. This amendment is effective in the first interim or reporting period beginning after December 15, 2009, with an exception for the gross presentation of Level 3 rollforward information, which is required for annual reporting periods beginning after December 15, 2010, and for interim reporting periods within those years. The adoption of this amendment is not expected to have a material impact on our financial statement disclosures.

     In October 2009, the FASB issued an amendment to the accounting for own-share lending arrangements in contemplation of convertible debt issuance or other financing. This amendment clarifies how an entity should account for an agreement between a company (share lender) and an investment bank (share borrower) under which the company loans shares of its stock to the investment bank, enabling the investment bank to use the shares to enter into equity derivative contracts with the ultimate investors of the convertible debt. Under the amendment, at the date of issuance, the share lending arrangement is required to be measured at fair value and recognized as a debt issuance cost in the financial statements of the entity. The debt issuance cost should be amortized under the effective interest method over the life of the financing arrangement as interest cost. This amendment is effective for fiscal years beginning on or after December 15, 2009, and interim periods within those fiscal years. Early adoption is not permitted. The adoption of this amendment requires retrospective application for all arrangements outstanding as of the beginning of the fiscal year in which the guidance is initially applied. The adoption of this amendment is not expected to have a material impact on our results of operations or financial condition.
     In October 2009, the FASB issued an amendment to the accounting for multiple-deliverable revenue arrangements. This amendment provides guidance on whether multiple deliverables exist, how the arrangements should be separated, and how the consideration paid should be allocated. As a result of this amendment, entities may be able to separate multiple-deliverable arrangements in more circumstances than under existing accounting guidance. This guidance amends the requirement to establish the fair value of undelivered products and services based on objective evidence and instead provides for separate revenue recognition based upon management’s best estimate of the selling price for an undelivered item when there is no other means to determine the fair value of that undelivered item. The existing guidance previously required that the fair value of the undelivered item reflect the price of the item either sold in a separate transaction between unrelated third parties or the price charged for each item when the item is sold separately by the vendor. If the fair value of all of the elements in the arrangement was not determinable, then revenue was deferred until all of the items were delivered or fair value was determined. This amendment will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption and retrospective application is also permitted. We are currently evaluating the potential effect of the adoption of this amendment on our results of operations or financial condition.
     In June 2009, the FASB issued an amendment to the accounting and disclosure requirements for the consolidation of VIEs. This amendment requires an enterprise to qualitatively assess the determination of the primary beneficiary, or “consolidator,” of a VIE based on whether the entity (i) has the power to direct matters that most significantly impact the activities of the VIE, and (ii) has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. The amendment changes the consideration of kick-out rights in determining if an entity is a VIE and requires an ongoing reconsideration of both whether an entity is a VIE and of the primary beneficiary. This amendment is effective as of January 1, 2010, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier adoption is prohibited. The amendment requires companies to reassess, under the amended requirements, arrangements existing on or before the effective date of the amendment that may fit within its scope and requires retrospective application. We are currently evaluating the potential effect of the adoption of this amendment but do not expect it will have a material impact on our results of operations or financial condition.
     In June 2009, the FASB issued an amendment to the accounting and disclosure requirements for transfers of financial assets. This amendment seeks to improve the relevance, representational faithfulness and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. Additionally, on and after the effective date, this amendment eliminates the concept of a qualifying special-purpose entity for accounting purposes. Therefore, formerly qualifying special-purpose entities should be evaluated for consolidation by reporting entities on and after the effective date in accordance with the applicable consolidation guidance. This amendment is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier adoption is prohibited. The adoption of this amendment is not expected to have a material impact on our results of operations or financial condition.

Note 4. Composition of Certain Financial Statement Captions

	December 31,
(in thousands)	2009	2008
Accounts receivable, net
Accounts receivable	$9,118	$1,412
Less allowance for doubtful accounts	(351)	(407)

	$8,767	$1,005

Inventories, net
Raw materials (components)	$3,764	$2,635
Work in-process	1,365	934
Finished products	5,632	749
Less inventory reserve	(241)	(255)

	$10,520	$4,063

Prepaid expenses and other current assets
Prepaid supplies and clinical	$599	$677
Other receivables	441	633
Prepaid insurance	162	267
Tax credit recoverable	414	143
Other	148	—

	$1,764	$1,720

Property and equipment, net
Machinery and equipment	$388	$248
Furniture and fixtures	207	207
Software	207	152
Leasehold improvements	237	264
Less accumulated depreciation	(446)	(212)

	$593	$659

Intangible assets, net
Customer relationships	$7,259	$2,978
Product registrations	3,829	—
Technology	4,597	4,597
Tradename	578	195
Covenants not to compete	317	317
Other	7	7
Less accumulated amortization	(3,865)	(1,758)

	$12,722	$6,336

Accrued expenses
Income taxes payable	$492	$—
Accrued royalties	315	317
Accrued distributor commissions	372	349
Product warranties — medical device products	257	259
Clinical trials	163	2,098
Customer deposits	307	345
Professional fees	223	331
Employee benefits	340	390
Other	1,449	1,305

	$3,918	$5,394

     The changes to goodwill include $0.2 million from the foreign exchange translation and reflect the carrying value of the assets and liabilities valued in connection with the Pharma Genexx acquisition, partially offset by the impairment of $1.1 million of goodwill related to our instrumentation business. As a result of competition in the U.S. market, the broad global economic conditions, and pricing pressures globally, we determined that goodwill was impaired for the instrumentation reporting unit. The impairment loss was determined by calculating the fair value of the instrumentation reporting unit based on a discounted net present-value calculation. The purchase price allocation of the assets acquired in the Pharma Genexx acquisition are subject to change while contingencies that existed on the acquisition date are resolved.
     The following table reflects the changes in the allowance for doubtful accounts, provision for inventory reserve and tax valuation allowance accounts:

	Beginning	Charged to		Charged to	Ending
(in thousands)	balance	expense	Written-off	other	balance
2009

Allowance for doubtful accounts	$(407)	(73)	130		$(350)

Provision for inventory reserve	$(255)	(279)	293		$(241)

Tax valuation allowance	$(35,197)	(16,699)	—	199	$(51,697)

2008

Allowance for doubtful accounts	$(465)	(204)	150	112	$(407)

Provision for inventory reserve	$—	(255)	—	—	(255)

Tax valuation allowance	$(16,924)	$(19,137)	$—	$864	$(35,197)

Note 5. Debt
     We have a fully-drawn $12.0 million line of credit with the Frost Group. We are obligated to pay interest upon maturity, compounded quarterly, on outstanding borrowings under the line of credit at an 11% annual rate, which is due January 11, 2011. The line of credit is collateralized by all of our personal property except our intellectual property.
     In connection of our acquisition of Pharma Genexx, we have entered into lines of credit agreements with 7 financial institutions in Chile. Those lines of credit are used primarily as a source of working capital for inventory purchases. The following table summarizes the lines of credit:

(in thousands)			Amount outstanding at December 31,
	Interest rate	Maximum
Lender	on borrowings	borrowings	2009	2008
The Frost Group LLC	11%	$12,000	$12,000	$12,000
Itau Bank	Libor +2.8%	2,000	270	—
Bank of Chile	Libor +2.8%	2,000	988	—
BICE Bank	Libor +2.8%	2,000	1,459	—
Santander Bank	Libor +2.8%	2,600	324	—
Corp Banca	Libor +2.8%	—	62	—
BBVA Bank	Libor +2.8%	3,500	1,216	—
Scotiabank	Libor +2.8%	2,500	—	—

Total		$26,600	$16,319	$12,000

     On March 4, 2009, the Gamma Trust advanced $3.0 million to us pursuant to a Promissory Note we issued to the Gamma Trust (the “Note”). The entire amount of this advance and all accrued interest thereon was due and payable on the earlier of May 4, 2009, or such earlier date following the closing of the stock purchase transaction with the Gamma Trust discussed in Note 6. The Note bore interest at a rate equal to 11% per annum and may be prepaid in whole or in part without penalty or premium. We repaid the Note and $48 thousand of interest on April 27, 2009.
Note 6. Equity Offerings
     Effective as of September 18, 2009, we entered into a securities purchase agreement (the “Preferred Purchase Agreement”) with the private investors named therein (the “Preferred Investors”), pursuant to which the Preferred Investors agreed to purchase an aggregate of 1,209,677 shares (the “ Preferred Shares”) of the Company’s newly-designated 8.0% Series D Cumulative Convertible Preferred Stock, par value $0.01 per share (“Series D Preferred Stock”) (Refer to Note 7) at a purchase price of $24.80 per share, together with warrants (the “Warrants”) to purchase up to an aggregate of 3,024,196 shares of the Company’s common stock, par value $.01 at an exercise price of $2.48 per share (the “Preferred Investment”). Initially, the Series D Preferred Stock was convertible into ten shares of the Company’s Common Stock, and the Preferred Shares purchase price was based on the average closing price of the Company’s Common Stock as reported on the NYSE Amex for the five days preceding the execution of the Preferred Purchase Agreement. In connection with the Preferred Investment, the Company issued the Preferred Shares and Warrants and received an aggregate of $30.0 million in cash on September 28, 2009.
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
     On May 26, 2009, May 29, 2009, and June 1, 2009, we entered into stock purchase agreements with a total of seven accredited investors (“Investors”) pursuant to which the Investors agreed to make a $31.0 million investment in the Company in exchange for 31,000,000 shares of our Common Stock at $1.00 per share, representing a range of discounts of approximately 16-21% to the average closing price of our Common Stock on the NYSE Amex for the five trading days immediately preceding the closing date of the agreements. The shares issued were restricted securities and were exempt from registration requirements under Section 4(2) of the Act because the transaction did not involve a public offering.
     On February 23, 2009, we entered into a Stock Purchase Agreement with the Gamma Trust, pursuant to which the Gamma Trust agreed to make a $20.0 million cash investment in the Company in exchange for 20,000,000 shares (the “Shares”) of our Common Stock, at $1.00 per share, representing an approximately 20% discount to the average closing price of our Common Stock on the NYSE Amex for the five trading days immediately preceding the effective date of Audit Committee and stockholder approval of the transaction. We issued the Shares and received the proceeds on April 27, 2009. The Shares issued were restricted securities, subject to a two-year lockup and no registration rights were granted.
     On September 10, 2008, we issued 13,513,514 shares of our Common Stock to a group of investors, including members of the Frost Group, in exchange for $15.0 million. The shares were issued at $1.11 per share, representing an approximately 40% discount to the five-day average closing price of our Common Stock on the NYSE Amex. The Shares issued were restricted securities, subject to a two year lockup, and no registration rights have been granted. The issuance of the Shares was exempt from the registration requirements under Section 4(2) of the Act because the transaction did not involve a public offering.
Note 7. Shareholders’ Equity
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

     In addition to our equity-based compensation plans, we have issued warrants to purchase our common stock. Refer to Note 8 for additional information on our share-based compensation plans. The table below provides additional information for warrants outstanding as of December 31, 2009.

		Weighted
	Number of	average
Warrants	warrants	exercise price	Expiration date
Outstanding at December 31, 2008	27,245,466
Issued	3,024,196
Exercised	(1,075,500)
Expired	—

Outstanding and Exercisable at December 31, 2009	29,194,162	$0.89	Various from September 2014 through March, 2017

     Of the 1,075,500 warrants exercised to purchase common stock, 369,336 shares were surrendered in lieu of a cash payment via the net exercise feature of the warrant agreements.
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

Series C Preferred Stock
     Of the authorized preferred stock, 500,000 shares were designated Series C preferred stock. On June 22, 2007, 457,603 shares of Series C preferred stock were issued and outstanding and held by 30 stockholders. Cumulative dividends were payable on the Series C preferred stock in the amount of $1.54 per share when declared by the board of directors. On June 22, 2007, all outstanding shares (457,603 shares) of Series C preferred stock automatically converted into shares of common stock, on a one-hundred-for-one basis.
8% Series D Cumulative Convertible Preferred Stock
     Of the authorized preferred stock, 2,000,000 shares were designated 8% Series D Cumulative Convertible Preferred Stock (“Series D Preferred Stock”). Holders of the Series D Preferred Stock are entitled to receive, when, as and if declared by the Company’s Board of Directors, dividends on each share of Series D Preferred Stock at a rate per annum equal to 8.0% of the sum of (a) $24.80, plus (b) any and all declared and unpaid and accrued dividends thereon, subject to adjustment for any stock split, combination, recapitalization or other similar corporate action (the “Liquidation Amount”). All dividends shall be cumulative, whether or not earned or declared, accruing on an annual basis from the issue date of the Series D Preferred Stock. As of December 31, 2009 we had approximately $0.51 per Series D Preferred Share, or $0.6 million of Series D Preferred Stock dividends in arrears.
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

Note 8. Equity-Based Compensation
     We maintain equity-based incentive compensation plans that provide for grants of stock options and restricted stock to our directors, officers, key employees and certain outside consultants. Our 2007 Equity Incentive Plan includes all options assumed from the companies combined in the Merger discussed in Note 1. Stock options granted under the 1996 Stock Option Plan, 2000 Stock Option Plan and the plans assumed from Froptix and Acuity are exercisable for a period of up to 10 years from date of grant. Equity awards granted under the 2007 Equity Incentive Plan are exercisable for a period up to 7 years. Vesting periods range from immediate to 5 years.
     We classify the cash flows resulting from the tax benefit that arises when the tax deductions exceed the compensation cost recognized for those equity awards (excess tax benefits) as financing cash flows. There were no excess tax benefits for the years ended December 31, 2009, 2008, and 2007.
     Equity-based compensation arrangements to non-employees are accounted for at their fair value on the measurement date. The measurement of equity-based compensation is subject to periodic adjustment over the waiting time of the equity instruments.
Valuation and Expense Information
     We recorded equity based compensation expense of $4.5 million, $6.7 million, and $7.4 million for the years ended December 31, 2009, 2008 and 2007, respectively, all of which were reflected as operating expense. Of the $4.5 million of equity based compensation expense recorded in the year ended December 31, 2009, $3.2 was recorded as selling, general and administrative expense and $1.3 million was recorded as research and development expenses. Of the $6.7 million of equity based compensation expense recorded in the year ended December 31, 2008, $4.2 million was recorded as selling, general and administrative expense and $2.5 million was recorded as research and development expenses. For the year ended December 31, 2007, of the $7.4 million of expense recorded, $4.4 million was recorded as selling, general and administration expense and $3.0 million was recorded as research and development expense. During the third quarter of 2007, a reversal of equity-based compensation expense of $8.1 million was recorded as a result of the termination of a consulting agreement prior to the vesting of any of the equity based awards issued under a consulting agreement. Originally, we accrued $0.3 million for this expense during 2006 and $7.8 million during the first six months of 2007 as research and development expense.
     We estimate forfeitures of stock options and recognize compensation cost only for those awards expected to vest. Forfeiture rates are determined for all employees and non-employee directors based on historical experience and our estimate of future vesting. Estimated forfeiture rates are adjusted from time to time based on actual forfeiture experience.
     As of December 31, 2009, there was $8.3 million of unrecognized compensation cost related to the stock options granted under our stock plans. That cost is expected to be recognized over a weighted-average period of 2.2 years.
Stock Options
     We estimate the fair value of each stock option on the date of grant using a Black-Scholes option-pricing formula, applying the following assumptions, and amortized the fair value to expense over the option’s vesting period using the straight-line attribution approach for employees and non-employee directors, and for awards issued to non-employees we recognize compensation expense on a graded basis, with most of the compensation expense being recorded during the initial periods of vesting:

	Year Ended	Year Ended	Year Ended
	December 31, 2009	December 31, 2008	December 31, 2007
Expected term (in years)	0.6 - 7.9	1.6 - 8.9	3.5 - 9.7
Risk-free interest rate	1.4% - 3.0%	1.5% - 3.7%	3.2% - 5.2%
Expected volatility	70% - 77%	70% - 75%	73% - 76%
Expected dividend yield	0%	0%	0%
     Expected Term: The expected term of the stock options to employees and non-employee directors was calculated using the shortcut method. We believe this method is appropriate as our equity shares have been publicly traded for a limited period of time and as such we do not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term. The expected term of stock options issued to non-employee consultants is the remaining contractual life of the options issued.

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
     We maintain incentive stock plans that provide for the grants of stock options to our directors, officers, employees and non-employee consultants. As of December 31, 2009, there were 13,371,586 shares of common stock reserved for issuance under our 2007 Incentive Plan. We intend to issue new shares upon the exercise of options. Stock options granted under these plans have been granted at an option price equal to the closing market value of the stock on the date of the grant. Options granted under these plans to employees typically become exercisable over four years in equal annual installments after the date of grant, and to non-employee directors become exercisable in full after one-year after the grant date, subject to, in each case, continuous service with the Company during the applicable vesting period. The Company assumed options to grant common stock as part of the Merger, which reflected various vesting schedules, including monthly vesting to employees and non-employee consultants.
     A summary of option activity under our stock plans as of December 31, 2009, and the changes during the year is presented below:

			Weighted
		Weighted	average
		average	remaining	Aggregate
	Number of	exercise	contractual	intrinsic value
Options	options	price	term (years)	(in thousands)
Outstanding at December 31, 2008	11,977,437	$2.06	6.1	$7,807
Granted	5,538,500	$1.60
Exercised	(2,984,945)	$0.23
Forfeited	(1,324,936)	$0.96
Expired	(582,500)	$3.59

Outstanding at December 31, 2009	12,623,556	$2.36	5.5	$4,544

Vested and expected to vest at December 31, 2009	11,839,931	$2.35	5.5	$4,341

Exercisable at December 31, 2009	5,107,138	$2.41	5.1	$2,919

     The total intrinsic value of stock options exercised for the years ended December 31, 2009, 2008, and 2007 were $3.8 million, $9.5 million, and $2.3 million, respectively.
     The weighted average grant date fair value of stock options granted for the years ended December 31, 2009, 2008 and 2007 were $0.99, $1.13, and $2.73, respectively. The total fair value of stock options vested during the years ended December 31, 2009, 2008 and 2007 were $5.1 million, $4.1 million and $1.0 million, respectively. The following table provides the grant date fair value for each of the following groups of stock option activity during 2009:

		Weighted
		average grant
Options	Number of options	date fair value
Nonvested at December 31, 2008	6,116,674	$2.28
Granted	5,538,500	$0.99
Forfeited	1,324,936	$2.15
Nonvested at December 31, 2009	7,516,418	$1.47

Restricted Stock
     In 2009, the Company issued 30,000 shares of restricted stock to one of its independent board members. The restricted stock was granted under our 2007 Equity Incentive Plan with a term of 7 years and vesting occurring 5 years after the grant date with certain events which would accelerate the vesting of the award. The restricted stock was valued using the grant date fair value which was equivalent to the closing price on the grant date. We record the cost of restricted stock over the vesting period.
Note 9. Income Taxes
     Loss before income taxes was taxable in the U.S., Canada, and Chile.
     The benefit/(expense) for incomes taxes consists of the following:

	For the Year	For the Year	For the Year
	Ended	Ended	Ended
	December 31,	December 31,	December 31,
(in thousands)	2009	2008	2007
Current
Federal	$—	$—	$—
State	—	—	—
Foreign	140	83	83

	140	83	83

Deferred
Federal	15,602	17,075	5,274
State	985	1,137	334
Foreign	266	925	106
Change in valuation allowance	(16,699)	(19,137)	(5,714)

	154	—	—

Total, net	$294	$83	$83

     Deferred income tax assets and liabilities as of December 31, 2009 and 2008 are comprised of the following:

(in thousands)	December 31, 2009	December 31, 2008
Deferred income tax assets:
Federal net operating loss	$26,690	$17,075
State net operating loss	4,816	3,246
Foreign net operating loss	1,198	1,622
Capitalized research and development Expense	4,378	5,098
Research and development tax credit	6,492	5,186
Canadian research and development pool	1,464	1,202
Canadian Tax Credits	1,089	—
Amortization and depreciation	258	236
Accruals	555	511
Other	6,663	3,486

Deferred income tax assets	53,603	37,662

Deferred income tax liabilities:
Intangible assets	(3,114)	(2,459)
Other	—	(6)

Deferred income tax liabilities	(3,114)	(2,465)

Net deferred income tax assets	50,489	35,197

Valuation allowance	(51,697)	(35,197)

Net deferred income tax liabilities	$(1,208)	$—

     The change in deferred income tax assets, liabilities and valuation allowances at December 31, 2009 reflect the acquisition of various legal entities, including the tax attributes. The acquisitions were accounted for under U.S. GAAP as asset acquisitions. As of December 31, 2009, we have Federal, state, and foreign net operating loss carryforwards of approximately $123.2 million, $101.4 million, and $4.7 million, respectively, that expire at various dates through 2029. We have research and development tax credit carryforwards of approximately $7.6 million that expire in varying amounts through 2029. We have determined a full valuation allowance is required against all of our tax assets that we do not expect to be utilized by the turning of deferred income tax liabilities.

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
     During 2008, we conducted a study to determine the impact of the various ownership changes that occurred during 2007 and 2008. As a result, we have concluded that the annual utilization of our net operating loss carryforwards (“NOLs”) and tax credits is subject to a limitation pursuant to Internal Revenue Code section 382. Under the tax law, such NOLs and tax credits are subject to expiration from 15 to 20 years after they were generated. As a result of the annual limitation that may be imposed on such tax attributes and the statutory expiration period, some of these tax attributes may expire prior to our being able to use them. As we have established a valuation allowance against all of our net deferred tax assets, including such NOLs and tax credits, there is no current impact on these financial statements as a result of the annual limitation. This study did not conclude as to whether eXegenics’ pre-merger NOLs were limited under Section 382. As such, of the $123.2 million of federal net operating loss carryforwards, at least approximately $52.0 million may not be able to be utilized.
Adoption of FASB ASC Topic 740 (formerly FIN 48)
     Prior to January 1, 2007, we recognized income taxes with respect to uncertain tax positions based upon SFAS No. 5, “Accounting for Contingencies”, or SFAS No. 5 (codified primarily in FASB ASC Topic 450, Contingencies). Under former SFAS No. 5, we would record a liability associated with an uncertain tax position if the liability was both probable and estimable. Prior to January 1, 2007, the liabilities recorded under SFAS No. 5 including interest and penalties related to income tax exposures, would have been recognized as incurred within “income taxes” in our consolidated statements of operations. We recorded no such liabilities in 2006.
     Effective January 1, 2007, we adopted FIN 48, “Accounting for Uncertainty in Income Taxes” (codified primarily in FASB ASC Topic 740, Income Taxes). Formerly FIN 48, ASC 740 clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with former SFAS No. 109, “Accounting for Income Taxes” (codified primarily in FASB ASC Topic 740, Income Taxes). ASC 740 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC 740 requires that we determine whether the benefit of our tax positions are more likely than not to be sustained upon audit, based on the technical merits of the tax position. For tax positions that are more likely than not to be sustained upon audit, we recognize the greatest amount of the benefit that is more likely than not to be sustained in our consolidated financial statements. For tax positions that are not more likely than not to be sustained upon audit, we do not recognize any portion of the benefit in our consolidated financial statements. The provisions of ASC 740 also provide guidance on derecognition, classification, interest and penalties, accounting in interim periods, and disclosure.
     Our policy for interest and penalties under ASC 740, related to income tax exposures, was not impacted as a result of the adoption of the recognition and measurement provisions of ASC 740. Therefore, we continue to recognize interest and penalties as incurred within “income taxes” in our consolidated statements of operations, when applicable.
     There was no change to our accumulated deficit as of January 1, 2007 as a result of the adoption of the recognition and measurement provisions of ASC 740.
Uncertain Income Tax Positions
     We file Federal income tax returns in the U.S., Canada, Chile, and Taiwan jurisdictions, as well as with various U.S. states and the Ontario province in Canada. We are subject to tax audits in all jurisdictions for which we file tax returns. Tax audits by their very nature are often complex and can require several years to complete. There are currently no tax audits that have commenced with respect to income returns in any jurisdiction.
     U.S. Federal: Under the tax statute of limitations applicable to the Internal Revenue Code, we are no longer subject to U.S. federal income tax examinations by the Internal Revenue Service for years before 2005. However, because we are carrying forward income tax attributes, such as net operating losses and tax credits from 2005 and earlier tax years, these attributes can still be audited when utilized on returns filed in the future.
     State: Under the statutes of limitation applicable to most state income tax laws, we are no longer subject to state income tax examinations by tax authorities for years before 2005 in states in which we have filed income tax returns. Certain states may take the position that we are subject to income tax in such states even though we have not filed income tax returns in such states and, depending on the varying state income tax statutes and administrative practices, the statute of limitations in such states may extend to years before 2005.

     Foreign: Under the statutes of limitations applicable to our foreign operations, we are no longer subject to tax examination for years before 2005 in jurisdictions we have filed income tax returns.
     As a result of our January 1, 2007 implementation of ASC 740, the total amount of gross tax benefits, excluding the offsetting full valuation allowance, that became unrecognized, was approximately $0.4 million. There were no accrued interest and penalties resulting from such unrecognized tax benefits. As of December 31, 2009 and December 31, 2008, the total amount of gross unrecognized tax benefits was approximately $6.8 million and $3.6 million, respectively, and accrued interest and penalties on such unrecognized tax benefits was $0 in each period.
     The following table rolls forward the 2009 activity in our gross unrecognized income tax benefits.

(in thousands)
Unrecognized tax benefits January 1, 2009	$3,619
Gross increases — tax positions in prior period	3,199
Gross decreases — tax positions in prior period	—

Unrecognized tax benefits at December 31, 2009	$6,818

     There are no net unrecognized tax benefits that, if recognized, would impact the effective tax rate as of December 31, 2009 as a result of the full valuation allowance.
Other Income Tax Disclosures
     The significant elements contributing to the difference between the federal statutory tax rate and the effective tax rate are as follows:

	For the Year Ended	For the Year Ended	For the Year Ended
(in thousands)	December 31, 2009	December 31, 2008	December 31, 2007
Federal Statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	3.7	3.6	3.9
Foreign income taxes	0.1	—	—
Acquired in-process research and development	(2.6)	(1.4)	(35.3)
Research and development tax credits	6.7	10.7	(0.1)
OID	5.0	—	—
Impairment of Goodwill	(1.4)	—	—
Other permanent items	9.8	—	—
Change in valuation allowance	(55.3)	(48.0)	(2.1)
Other	0.0	0.3	(1.4)

Total	1.0%	0.2%	0.0%

     No income taxes were paid prior to 2009; we will be paying income tax in Chile for the 2009 year.
     The following table reconciles our losses before income taxes between U.S. and foreign jurisdictions:

	For the Year Ended	For the Year Ended	For the Year Ended
(in thousands)	December 31, 2009	December 31, 2008	December 31, 2007
Pre-tax loss
U.S.	$(29,214)	$(37,153)	$(267,542)
Foreign	(840)	(2,764)	(317)

Total	$(30,054)	$(39,917)	$(267,859)

Note 10. Supplemental Cash Flow Information
     Supplemental cash flow information is summarized as follows:

	For the Year Ended	For the Year Ended	For the Year Ended
(in thousands)	December 31, 2009	December 31, 2008	December 31, 2007
Interest paid	$95	$101	$370

Non-cash financing
Issuance of capital stock to acquire Acuity	$—	$—	$243,623

Issuance of capital stock to acquire OTI	$—	$—	$6,932

Issuance of capital stock to acquire Vidus and Other	$—	$1,319	$114

Note 11. Related Party Transactions
     Effective September 21, 2009, we entered into an agreement pursuant to which the we invested $2.5 million in Cocrystal in exchange for 1,701,723 shares of Cocrystal’s Convertible Series A Preferred Stock. A group of Investors, led by the Frost Group (the “CoCrystal Investors”), previously invested $5 million in Cocrystal, and agreed to invest an additional $5 million payable in two equal installments in September 2009 and March 2010. As a result of an amendment to the CoCrystal Investors agreements dated June 9, 2009, OPKO, rather than the CoCrystal Investors, made the first installment investment ($2.5 million) on September 21, 2009. Refer to Note 2.
     On September 18, 2009, we entered into the Preferred Purchase Agreement with various investors. Refer to Note 6. Included among the investors is the Gamma Trust, Hsu Gamma Investment, L.P, a limited partnership controlled by Jane H. Hsiao and Oracle Partners LP, a limited partnership in which Dr. Frost is a limited partner.
     On July 20, 2009, the Company entered into a worldwide exclusive license agreement with Academia Sinica in Taipei, Taiwan, for a new technology to develop protein vaccines against influenza and other viral infections. Dr. Alice Yu, a member of our board of directors, is a Distinguished Research Fellow and Associate Director at the Genomics Research Center, Academia Sinica.
     On June 16, 2009, we entered into an agreement to lease approximately 10,000 square feet of space in Hialeah, Florida to house manufacturing and service operations for our ophthalmic instrumentation business (the “Hialeah Facility”) from an entity controlled by Dr. Frost and Dr. Jane Hsiao. Pursuant to the terms of a lease agreement, which is effective as of February 1, 2009, gross rent is $0.1 million per year for a one-year lease which may be extended, at our option, for one additional year. From April 2008 through January 2009, we leased 20,000 square feet at the Hialeah Facility from a third party landlord pursuant to a lease agreement which contained an option to purchase the facility. We initially elected to exercise the option to purchase the Hialeah Facility in September 2008. Prior to closing, however, we assigned the right to purchase the Hialeah Facility to an entity controlled by Drs. Frost and Hsiao and leased a smaller portion of the facility as a result of several factors, including our inability to obtain outside financing for the purchase, current business needs, the reduced operating costs for the smaller space, and the minimization of risk and expense of unutilized space.
     On June 10, 2009, we entered into a stock purchase agreement with Sorrento, pursuant to which we invested $2.3 million in Sorrento. In exchange for the investment, we acquired approximately one-third of the outstanding common shares of Sorrento and received a fully-paid, exclusive license to the Sorrento antibody library for the discovery and development of therapeutic antibodies in the field of ophthalmology. Refer to Note 2. Dr. Richard Lerner, a member of our Board of Directors, serves as a consultant and scientific advisory board member to Sorrento and owns less than one percent of its shares.
     On May 26, 2009, May 29, 2009, and June 1, 2009, we entered into stock purchase agreements with a total of seven accredited investors pursuant to which we agreed to sell an aggregate of 31 million shares of the Company’s Common Stock in exchange for $31 million. Under the terms of each investment, OPKO issued shares to the investors at a price of $1.00 per share. Refer to Note 6. Oracle Partners, LP and Vector Group Ltd. were among the investors in the transaction and purchased 4 million and 5 million shares of our Common Stock, respectively. Dr. Frost may also be deemed to beneficially own 11.5% of Vector Group Ltd.’s outstanding stock.
     On March 4, 2009, the Gamma Trust advanced $3.0 million to us under a Promissory Note we issued to the Gamma Trust, which was repaid in full on April 27, 2009. Refer to Note 5.
     In March 2009, we paid the $45 thousand filing fee to the Federal Trade Commission in connection with filings made by us and Dr. Frost, under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (“HSR”). The filings permitted Dr. Frost and his affiliates to acquire additional shares of our Common Stock upon expiration of the HSR waiting period on March 23, 2009.
     On February 23, 2009, we entered into a Stock Purchase Agreement with the Gamma Trust, of which Dr Frost is the sole trustee. Refer to Note 6.
     On September 10, 2008, in exchange for a $15.0 million cash investment in the Company, we issued 13,513,514 shares of our Common Stock to a group of investors which included members of the Frost Group. The shares were issued at a price of $1.11 per share, representing an approximately 40% discount to the 5 day average trading price of our stock on the NYSE Amex. Refer to Note 6.

     On December 5, 2007, we issued 10,869,565 shares of the our Common Stock to members of the Frost Group in exchange for a $20 million cash investment, or $1.84 per share, representing an approximately 40% discount to the average trading price of our stock on the NYSE Amex for the five days preceding the date our board of directors and stockholders approved the issuance of the shares. The shares issued in the private placement were restricted securities, subject to a two year lockup, and no registration rights have been granted.
     In November 2007, we entered into an office lease with Frost Real Estate Holdings, LLC, an entity affiliated with Dr. Frost. The lease is for approximately 8,300 square feet of space in an office building in Miami, Florida, where the Company’s principal executive offices are located. We had previously been leasing this space from Frost Real Estate Holdings on a month-to-month basis while the parties were negotiating the lease. The lease provides for payments of approximately $18 thousand per month in the first year increasing annually to $24 thousand per month in the fifth year, plus applicable sales tax. The rent is inclusive of operating expenses, property taxes and parking. The rent for the first year was reduced to reflect a $30 thousand credit for the costs of tenant improvements. From January 1, 2008 through October 1, 2008, we leased an additional 1,100 square feet of general office and laboratory space on a ground floor annex of our corporate office building pursuant to an addendum to the Lease, which required us to pay annual rent of $19 thousand per year for the annex space.
     On September 19, 2007, we entered into an exclusive technology license agreement with Winston Laboratories, Inc. (“Winston”). Under the terms of the license agreement, Winston granted us an exclusive license to the proprietary rights of certain products in exchange for the payment of an initial licensing fee, royalties, and payments on the occurrence of certain milestones. Drs. Frost, Uppaluri and Hsiao and Mr. Rubin beneficially own approximately 30% of Winston Pharmaceuticals, Inc. and Dr. Uppaluri has served as a member of Winston’s board of directors since September 2008. In connection with the license agreement, we reimbursed Winston $29 thousand, $3 thousand and $0 for the years ended December 31, 2009, 2008 and 2007, respectively, for services provided by Winston personnel to assist us with the clinical program for the product we licensed. OPKO provided Winston notice of termination of the license agreement on February 23, 2010.
     In June 2007, we paid the $125,000 filing fee to the Federal Trade Commission in connection with filings made by us and Dr. Frost under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (“HSR”). The filings permitted Dr. Frost and his affiliates to acquire additional shares of our common stock upon expiration of the HSR waiting period on July 12, 2007.
     As part of the Mergers, we assumed a line of credit with the Frost Group from Acuity and amended and restated that line of credit to increase borrowing availability. In connection with the increase of the borrowing availability, we issued 4,000,000 warrants to the Frost Group. Refer to Note 5.
     We reimburse Dr. Frost for Company-related use by Dr. Frost and our other executives of an airplane owned by a company that is beneficially owned by Dr. Frost. We reimburse Dr. Frost in an amount equal to the cost of a first class airline ticket between the travel cities for each executive, including Dr. Frost, traveling on the airplane for Company-related business. We do not reimburse Dr. Frost for personal use of the airplane by Dr. Frost or any other executive; nor do we pay for any other fixed or variable operating costs of the airplane. For the fiscal years ending December 31, 2009, 2008, and 2007, we reimbursed Dr. Frost approximately $92 thousand, $108 thousand, and $0, respectively, for Company-related travel by Dr. Frost and other OPKO executives.
     During the years ending December 31, 2009, 2008 and 2007, we reimbursed SafeStitch Medical, Inc. (“SafeStitch”) approximately $0, $49 thousand and $0, respectively, for time SafeStitch’s personnel spent assisting us with the implementation of certain quality and control standard operating procedures at our manufacturing facility in Toronto, Ontario. Dr. Hsiao serves as chairman of the board of directors for SafeStitch; and Steven Rubin and Richard Pfenniger, each of whom are members of our board of directors, also serve on the board of directors of SafeStitch.
Note 12. Employee Benefit Plans
     Effective January 1, 2007, the OPKO Health Savings and Retirement Plan, or the Plan, permits employees to contribute up to 50% of qualified pre-tax annual compensation up to annual statutory limitations. The discretionary company match for employee contributions to the Plan is 100% of up to the first 4% of the participant’s earnings contributed to the Plan. Our matching contributions to the plan were approximately $0.2 million and $0.2 million in the years ended December 31, 2009 and 2008, respectively.

Note 13. Commitments and Contingencies
     In the event of a termination of an existing employee of OTI, we would become obligated at such employee’s sole option to acquire up to 10% of the shares issued to the employee in connection with the acquisition of OTI at a price of $3.55 per share. In connection with the potential obligation, we have recorded approximately $0.2 million in accrued expenses as of December 31, 2009 based on the estimated fair value of the unexercised put option.
     On May 6, 2008, we completed the acquisition of Vidus Ocular, Inc. (“Vidus”). Pursuant to a Securities Purchase Agreement with Vidus, each of its stockholders, and the holders of convertible promissory notes issued by Vidus, we acquired all of the outstanding stock and convertible debt of Vidus in exchange for (i) the issuance and delivery at closing of 658,080 shares of our Common Stock (the “Closing Shares”); (ii) the issuance of 488,420 shares of our Common Stock to be held in escrow pending the occurrence of certain development milestones (the “Milestone Shares”); and (iii) the issuance of options to acquire 200,000 shares of our Common Stock. Additionally, in the event that the stock price for our Common Stock at the time of receipt of approval or clearance by the U.S. Food & Drug Administration of a pre-market notification 510(k) relating to the Aquashunt™ is not at or above a specified price, we will be obligated to issue an additional 413,850 shares of our Common Stock.
     On May 7, 2007, Ophthalmic Imaging Systems (“OIS”) sued Steven Verdooner, its former president and our then Executive Vice President, Instrumentation, in California Superior Court for the County of Sacramento. OIS later amended its complaint to add claims against the Company and the Frost Group alleging breach of fiduciary duty, intentional interference with contract and intentional interference with prospective economic advantage. Trial in the matter was scheduled to commence on April 28, 2009. In order to avoid the expense and uncertainty of litigation, and without making any admission of wrongdoing or liability, we entered into a settlement agreement to fully and finally resolve the lawsuit on May 4, 2009. The impact of the settlement was not material to the Company.
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
Note 14. Strategic Alliances
     We plan to develop a portfolio of product candidates through a combination of internal development and external partnerships. We have completed strategic deals with the Trustees of the University of Pennsylvania, the University of Florida Research Foundation, the University of Texas Southwestern, Academia Sinica, and Redox Pharmaceuticals, among others. In connection with these license agreements, upon the achievement of certain milestones we are obligated to make certain payments and upon sales of products developed under the license agreements, have royalty obligations. At this time, we are unable to estimate the timing and amounts of payments as the obligations are based on future development of the licensed products.

Note 15. Leases
     We conduct certain of our operations under operating lease agreements. Rent expense was approximately $0.7 million for the year ended December 31, 2009, and $0.6 million for the year ended December 31, 2008.
     As of December 31, 2009, the aggregate future minimum lease payments under all non-cancelable operating leases with initial or remaining lease terms in excess of one year are as follows:

Year Ending	(in thousands)
2010	$448
2011	428
2012	261
2013	—
2014	—

Total minimum lease commitments	$1,137

Note 16. Segments
     We currently manage our operations in two reportable segments, pharmaceutical and instrumentation segments. The pharmaceutical segment consists of two operating segments, our (i) pharmaceutical research and development segment which is focused on the research and development of pharmaceutical products, diagnostic tests and vaccines, and (ii) the pharmaceutical operations we acquired in Chile through the acquisition of Pharma Genexx. The instrumentation segment consists of ophthalmic instrumentation products and the activities related to the research, development, manufacture and commercialization of those products. There are no inter-segment sales. We evaluate the performance of each segment based on operating profit or loss. There is no inter-segment allocation of interest expense and income taxes.

     Information regarding our operations and assets for the two segments and the unallocated corporate operations as well as geographic information are as follows:

	For the years ended December 31,
(in thousands)	2009	2008	2007
Revenue
Pharmaceutical	$4,418	$—	$—
Instrumentation	8,729	9,440	847
Corporate	—	—	—

	$13,147	$9,440	$847

Operating loss
Pharmaceutical	$(11,920)	$(19,437)	$(255,303)
Instrumentation	(6,843)	(9,704)	(2,119)
Corporate	(9,257)	(9,422)	(9,766)

	$(28,020)	$(38,563)	$(267,188)

Depreciation and amortization
Pharmaceutical	$507	$29	$20
Instrumentation	1,797	1,753	153
Corporate	53	41	11

	$2,357	$1,823	$184

Net loss of investees
Pharmaceutical	$(353)	$—	$—
Instrumentation	—	—	(629)
Corporate	—	—	—

	$(353)	$—	$(629)

Revenue
United States	$813	$112	$—
Chile	4,418	—	—
All others	7,916	9,328	847

	$13,147	$9,440	$847

	As of December 31,
	2009	2008
Assets
Pharmaceutical	$28,813	$389
Instrumentation	12,262	14,117
Corporate	46,355	7,258

	$87,430	$21,764

     During the year ended December 31, 2009, no customers represented greater than 10% of total revenue. During the year ended December 31, 2008, four customers represented 18%, 17%, 13% and 11%, respectively, of our revenue. During the year ended December 31, 2007 four customers represented 19%, 18%, 13% and 11%, respectively, of our revenue. As of December 31, 2009, two customers represented 32% and 19% of our accounts receivable balance. As of December 31, 2008, two customers represented 47% and 19% of our accounts receivable balance.
Note 17. Fair Value Measurement
     We record fair value at an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. We utilize a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

     As of December 31, 2009, we held money market funds that qualify as cash equivalents and forward contracts for inventory purchases (Refer to Note 18) that are required to be measured at fair value on a recurring basis. Our other assets and liabilities carrying value approximate their fair value due to their short-term nature.
     In addition, the OTI put options were valued at fair value utilizing the Black-Scholes-Merton valuation method. Refer to Note 13. During the years December 31, 2009, 2008, and 2007, we recorded a reversal of expense of $35 thousand, expense of $0.1 million and reversal of expense of $10 thousand, respectively, reflecting our stock price fluctuations.
     Any future fluctuation in fair value related to these instruments that is judged to be temporary, including any recoveries of previous write-downs, would be recorded in accumulated other comprehensive income or loss. If we determine that any future valuation adjustment was other-than-temporary, we would record a charge to the consolidated statement of operations as appropriate.
     Our financial assets and liabilities measured at fair value on a recurring basis, are as follows:

	Fair value measurements as of December 31, 2009
	Quoted prices
	in active	Significant
	markets for	other	Significant
	identical	observable	unobservable
	assets	inputs	inputs
(in thousands)	(Level 1)	(Level 2)	(Level 3	Total
Assets:
Money market funds	$41,299	$—	$—	$41,299
Liabilities:
OTI put option	$—	$176	$—	$176
Forward contracts	—	151	—	151

Total liabilities	$—	$327	$—	$327

Note 18. Derivative Contracts
     We enter into foreign currency forward exchange contracts to cover the risk of exposure to exchange rate differences arising from inventory purchases on letters of credit. Under these forward contracts, for any rate above or below the fixed rate, we receive or pay the difference between the spot rate and the fixed rate for the given amount at the settlement date.
     We record derivative financial instruments on our balance sheet at their fair value as an accrued expense and the changes in the fair value are recognized in income in other expense net when they occur, the only exception being derivatives that qualify as hedges. To qualify the derivative instrument as a hedge, we are required to meet strict hedge effectiveness and contemporaneous documentation requirements at the initiation of the hedge and assess the hedge effectiveness on an ongoing basis over the life of the hedge. At December 31, 2009, the forward contracts did not meet the documentation requirements to be designated as hedges. Accordingly, we recognize all changes in fair values in income.
     The outstanding contracts at the end of the year 2009 have been valued at fair value, and their maturity details are as follows:

(In thousands)		Fair value at
Days until maturity	Contract value	December 31, 2009	Effect on loss
0 to 30	$433	$448	$(15)
31 to 60	458	489	(31)
61 to 90	924	978	(54)
91 to 120	723	728	(5)
121 to 180	796	822	(26)
More than 180	2,970	2,990	(20)

Total	$6,304	$6,455	$(151)

Note 19. Selected Quarterly Financial Data (Unaudited)

	For the 2009 Quarters Ended
(in thousands)	March 31, 2009	June 30, 2009	September 30, 2009	December 31, 2009
Revenue	$2,301	$2,347	$1,501	$6,998
Gross margin	740	583	446	1,811
Net loss attributable to common shareholders	(9,055)	(5,734)	(6,426)	(9,744)
Basic and diluted loss per share	$(0.05)	$(0.03)	$(0.03)	$(0.04)

	For the 2008 Quarters Ended
(in thousands)	March 31, 2008	June 30, 2008	September 30, 2008	December 31, 2008
Revenue	$2,824	$879	$4,050	$1,687
Gross (deficit) margin	(506)	(146)	1,081	452
Net (loss) income attributable to common shareholders	(10,935)	(10,934)	(8,380)	(9,801)
Basic and diluted (loss) income per share	$(0.06)	$(0.06)	$(0.04)	$(0.05)
     Due to rounding, the quarterly per share amounts may not mathematically compute to the annual amount.
     On October 7, 2009 we acquired Pharma Genexx. The results of operations include the results of Pharma Genexx after that date. During the fourth quarter of 2008, we recorded a reversal of stock-based compensation expense of $0.5 million related to an error recorded in the first quarter of 2008. As a result of the error, stock based compensation expense was overstated by $0.5 million during the first quarter of 2008. The quarterly information was not restated due to immateriality.
Note 20. Subsequent Events
     We have reviewed all subsequent events and transactions that occurred after the date of our December 31, 2009 consolidated balance sheet date as of March 17, 2010, through the time of filing this Annual Report on Form 10-K on March 17, 2010.
     On February 17, 2010, we entered into an agreement to acquire Pharmacos Exakta, S.A. de C.V. (“Exakta”), a privately-owned Mexican company, engaged in the manufacture, marketing and distribution of ophthalmic and other pharmaceutical products for government and private markets since 1957. Pursuant to a purchase agreement with Exakta and its shareholders, and an affiliate of the shareholders, Inmobiliaria Chapalita, S.A. de C.V. (“Inmobiliaria”), the Company acquired all of the outstanding stock of Exakta and real property owned by Inmobiliaria for a total aggregate purchase price of $4 million, of which an aggregate of $1.6 million was paid in cash and $2.4 million was paid in shares of Common Stock based on the average closing price of the Company’s Common Stock as reported on the NYSE Amex for the ten trading days ending on February 12, 2010. A portion of the proceeds will remain in escrow for a period of time for working capital adjustments and to satisfy indemnification claims.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
     None.

ITEM 9A.	CONTROLS AND PROCEDURES.
Disclosure Controls and Procedures
     The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Securities and Exchange Commission (“SEC”) Rule 13a-15(e) as of December 31, 2009. Based on that evaluation, CEO and CFO have concluded that the Company’s disclosure controls and procedures are effective to ensure that information the Company is required to disclose in reports that it files or submits under the Securities Exchange Act is accumulated and communicated to management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.
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
     Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2009, based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As permitted, our management’s assessment of and conclusion on the effectiveness of our internal controls did not include the internal controls of Pharma Genexx, because it was acquired by us in a purchase business combination during the fourth quarter of fiscal 2009.
     Based on our evaluation under the framework in Internal Control — Integrated Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2009.
     The effectiveness of the Company’s internal control over financial reporting as of December 31, 2009 has been audited by Ernst & Young LLP, our independent registered public accounting firm, who also audited our consolidated financial statements included in this Annual Report on Form 10-K, as stated in their report which appears with our accompanying consolidated financial statements.
Changes to the Company’s Internal Control Over Financial Reporting
     Beginning in the fourth quarter of 2009, we began implementing a new accounting system, as well as standards and procedures at Pharma Genexx, S.A., upgrading and establishing controls over accounting systems, and adding employees who are trained and experienced in the preparation of financial statements in accordance with U.S. GAAP to ensure that we have in place appropriate internal control over financial reporting at Pharma Genexx. Other than as set forth above with respect to Pharma Genexx, there have been no changes to the Company’s internal control over financial reporting that occurred during the Company’s fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Pharma Genexx, S.A.’s assets constituted $28.0 million and $17.1 million of total and net assets, respectively, as of December 31, 2009 and $4.4 million and $0.2 million of revenues and net loss, respectively, for the year ended December 31, 2009.

ITEM 9B.	OTHER INFORMATION.
     None.

PART III
     The information required in Items 10 (Directors, Executive Officers and Corporate Governance), Item 11 (Executive Compensation), Item 12 (Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters), Item 13 (Certain Relationships and Related Transactions, and Director Independence), and Item 14 (Principal Accounting Fees and Services) is incorporated by reference to the Company’s definitive proxy statement for the 2010 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of December 31, 2009.

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

2.2(5)+	Securities Purchase Agreement dated May 6, 2008, among Vidus Ocular, Inc., OPKO Instrumentation, LLC, OPKO Health, Inc., and the individual sellers and noteholders named therein.

3.1(2)	Amended and Restated Certificate of Incorporation.

3.2(4)	Amended and Restated By-Laws.

3.3(9)	Certificate of Designation of Series D Preferred Stock.

4.1(1)	Form of Common Stock Warrant.

4.2(9)	Form of Common Stock Warrant.

10.1(1)	Form of Lockup Agreement.

10.2(1)	License Agreement, dated as March 31, 2003, by and between the Trustees of the University of Pennsylvania and Acuity Pharmaceuticals, Inc. (Reich/Tolentino).

10.3(1)	License Agreement, dated as March 31, 2003, by and between the Trustees of the University of Pennsylvania and Acuity Pharmaceuticals, Inc. (Reich/Gewirtz).

10.4(1)	First Amendment to License Agreement, dated as August 1, 2003, by and between the Trustees of the University of Pennsylvania and Acuity Pharmaceuticals, Inc. (Reich/Tolentino).

10.5(1)	First Amendment to License Agreement, dated as August 1, 2003, by and between the Trustees of the University of Pennsylvania and Acuity Pharmaceuticals, Inc. (Gewirtz).

10.6(1)	Credit Agreement, dated as of March 27, 2007, by and among eXegenics, Inc., The Frost Group, LLC, and Acuity Pharmaceuticals, LLC.

10.7(1)	Amended and Restated Subordination Agreement, dated as of March 27, 2007, by and among The Frost Group, LLC, Horizon Technology Funding Company LLC, Acuity Pharmaceuticals, LLC, and eXegenics, Inc.

10.8(4)	Share Purchase Agreement, dated April 11, 2007, by and between Ophthalmic Technologies, Inc. and eXegenics, Inc.

10.9(3)	Lease Agreement dated November 13, 2007, by and between Frost Real Estate Holdings, LLC and the Company.

10.10(4)	Share Purchase Agreement, dated as of November 28, 2007, by and among Ophthalmic Technologies, Inc., OTI Holdings Limited, and the Shareholders named therein.

Exhibit
Number	Description
10.11(4)	Exchange and Support Agreement, dated as of November 28, 2007, by and among OPKO Health, Inc. and OTI Holdings Limited and the holders of exchangeable shares named therein.

10.12(4)	Stock Purchase Agreement, dated December 4, 2007, by and between members of The Frost Group, LLC and the Company.

10.13(4)*	OPKO Health, Inc. 2007 Equity Incentive Plan.

10.14(5)	Form of Director Indemnification Agreement.

10.15(5)	Form of Officer Indemnification Agreement.

10.16(6)	Stock Purchase Agreement, dated August 8, 2008 by and among the Company and the Investors named therein.

10.17(7)	Stock Purchase Agreement, dated February 23, 2009 by and between the Company and Frost Gamma Investments Trust.

10.18(7)	Promissory Note to Frost Gamma Investments Trust, dated March 4, 2009.

10.19(8)
Form of Stock Purchase Agreement for transactions between the Company and Nora Real Estate SA., Vector Group Ltd., Oracle Partners LP, Oracle Institutional Partners, LP., Chung Chia Company Limited, Gold Sino Assets Limited and Grandtime Associates Limited.

10.20(8)	Stock Purchase Agreement, dated June 10, 2009, by and among the Company and Sorrento Therapeutics, Inc.

10.21(9)	Form of Securities Purchase Agreement Series D Preferred Stock.

10.22(10)*	Form of Restricted Share Award Agreement (Director).

10.23(10)	Cocrystal Discovery, Inc. Agreements.

10.24	Stock Purchase Agreement, dated October 1, 2009, by and among the OPKO Chile Limitada and Inversones OPKO Limitada, subsidiaries of the Company, and the Sellers named therein.

10.25+	Asset Purchase Agreement, dated October 12, 2009, by and between the Company and Schering Corporation.

21	Subsidiaries of the Company.

23.1	Consent of Ernst & Young LLP.

31.1	Certification by Phillip Frost, Chief Executive Officer, pursuant to Exchange Act Rules 13a-14 and 15d-14.

31.2	Certification by Rao Uppaluri, Chief Financial Officer, pursuant to Exchange Act Rules 13a-14 and 15d-14.

32.1	Certification by Phillip Frost, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Rao Uppaluri, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Denotes management contract or compensatory plan or arrangement.

+	Certain confidential material contained in the document has been omitted and filed separately with the Securities and Exchange Commission.

(1)	Filed with the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 2, 2007, and incorporated herein by reference.

(2)	Filed with the Company’s Current Report on Form 8-A filed with the Securities and Exchange Commission on June 11, 2007, and incorporated herein by reference.

(3)	Filed with the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2007 for the Company’s three-month period ended September 30, 2007, and incorporated herein by reference.

(4)	Filed with the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2008 and incorporated herein by reference.

(5)	Filed with the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 8, 2008 for the Company’s three-month period ended June 30, 2008, and incorporated herein by reference.

(6)	Filed with the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 12, 2008 for the Company’s three-month period ended September 30, 2008, and incorporated herein by reference.

(7)	Filed with the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 8, 2009 for the Company’s three-month period ended March 31, 2009, and incorporated herein by reference.

(8)	Filed with the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 7, 2009 for the Company’s three-month period ended June 30, 2009, and incorporated herein by reference.

(9)	Filed with the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 24, 2009, and incorporated herein by reference.

(10)	Filed with the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 9, 2009 for the Company’s three-month period ended September 30, 2009, and incorporated herein by reference.

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

Signature	Title	Date

/s/ Dr. Phillip Frost, M.D. Dr. Phillip Frost, M.D.	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 17, 2010
/s/ Dr. Jane H. Hsiao Dr. Jane H. Hsiao	Vice Chairman and Chief Technical Officer	March 17, 2010
/s/ Steven D. Rubin Steven D. Rubin	Director and Executive Vice President – Administration	March 17, 2010
/s/ Rao Uppaluri Rao Uppaluri	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	March 17, 2010
/s/ Adam Logal Adam Logal	Executive Director of Finance, Chief Accounting Officer and Treasurer (Principal Accounting Officer)	March 17, 2010
/s/ Robert Baron Robert Baron	Director	March 17, 2010
/s/ Thomas E. Beier Thomas E. Beier	Director	March 17, 2010
/s/ Pascal J. Goldschmidt, M.D. Pascal J. Goldschmidt, M.D.	Director	March 17, 2010
/s/ Richard A. Lerner, M.D. Richard A. Lerner, M.D.	Director	March 17, 2010
/s/ John A. Paganelli John A. Paganelli	Director	March 17, 2010
/s/ Richard C. Pfenniger, Jr. Richard C. Pfenniger, Jr.	Director	March 17, 2010
/s/ Alice Lin-Tsing Yu, M.D., Ph.D. Alice Lin-Tsing Yu, M.D., Ph.D.	Director	March 17, 2010

EXHIBIT INDEX

Exhibit
Number	Description
10.24	Stock Purchase Agreement, dated October 1, 2009, by and among the OPKO Chile Limitada and Inversones OPKO Limitada, subsidiaries of the Company, and the Sellers named therein.

10.25+	Asset Purchase Agreement, dated October 12, 2009, by and between the Company and Schering Corporation.

21	Subsidiaries of the Company.

23.1	Consent of Ernst & Young LLP.

31.1	Certification by Phillip Frost, Chief Executive Officer, pursuant to Exchange Act Rules 13a-14 and 15d-14.

31.2	Certification by Rao Uppaluri, Chief Financial Officer, pursuant to Exchange Act Rules 13a-14 and 15d-14.

32.1	Certification by Phillip Frost, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Rao Uppaluri, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Certain confidential material contained in the document has been omitted and filed separately with the Securities and Exchange Commission.