Form 10-Q
period 2010-06-30
Opko Health, Inc.
filed 2010-08-09
CIK 944809

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010.
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
YES ☐ NO ☑
As of August 5, 2010, the registrant had 255,312,668 shares of common stock outstanding.

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
Item 1. Financial Statements
OPKO Health, Inc. and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(in thousands except share data)

	June 30, 2010	December 31, 2009
ASSETS
Current assets
Cash and cash equivalents	$9,686	$42,658
Marketable securities	9,998	—
Accounts receivable, net	11,916	8,767
Inventory, net	11,819	10,520
Prepaid expenses and other current assets	2,071	1,873

Total current assets	45,490	63,818
Property and equipment, net	2,509	593
Intangible assets, net	10,631	12,722
Goodwill	4,981	5,408
Investments	3,972	4,447
Other assets	432	442

Total assets	$68,015	$87,430

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$5,949	$4,784
Accrued expenses	4,823	3,918
Current portion of lines of credit	6,110	4,321

Total current liabilities	16,882	13,023
Long-term interest payable to related party	—	3,409
Deferred tax liabilities	1,080	1,339
Line of credit with related party, net of unamortized discount of $0 and $68, respectively	—	11,932

Total liabilities	17,962	29,703
Commitments and contingencies
Shareholders’ equity
Series A Preferred stock — $0.01 par value, 4,000,000 shares authorized; 987,484 and 1,025,934 shares issued and outstanding (liquidation value of $2,592 and $2,564) at June 30, 2010 and December 31, 2009, respectively	10	10
Series C Preferred Stock — $0.01 par value, 500,000 shares authorized; No shares issued or outstanding	—	—
Series D Preferred stock — $0.01 par value, 2,000,000 shares authorized; 1,209,677 and 1,209,677 shares issued and outstanding (liquidation value of $31,813 and $30,613) at June 30, 2010 and December 31, 2009, respectively	12	12
Common Stock — $0.01 par value, 500,000,000 shares authorized; 255,279,878 and 253,762,552 shares issued and outstanding at June 30, 2010 and December 31, 2009, respectively	2,553	2,538
Treasury stock - 45,154 shares at June 30, 2010 and December 31, 2009, respectively	(61)	(61)
Additional paid-in capital	397,898	393,144
Accumulated other comprehensive income	(108)	1,313
Accumulated deficit	(350,251)	(339,229)

Total shareholders’ equity	50,053	57,727

Total liabilities and shareholders’ equity	$68,015	$87,430

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

OPKO Health, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except share data)

	For the three months ended June 30,		For the six months ended June 30,
	2010	2009	2010	2009
Revenue	$7,455	$2,347	$15,377	$4,648
Cost of goods sold	4,850	1,764	10,378	3,325

Gross margin	2,605	583	4,999	1,323

Operating expenses
Selling, general and administrative	5,644	2,926	9,887	6,183
Research and development	1,575	2,498	2,903	8,157
Other operating expenses, principally amortization of intangible assets	913	406	1,802	812

Total operating expenses	8,132	5,830	14,592	15,152

Operating loss	(5,527)	(5,247)	(9,593)	(13,829)
Other expense, net	(390)	(494)	(730)	(944)

Loss before income taxes and investment loss	(5,917)	(5,741)	(10,323)	(14,773)
Income tax provision (benefit)	54	(103)	101	(138)

Loss before investment loss in investee	(5,971)	(5,638)	(10,424)	(14,635)
Loss from investment in investee	(244)	(38)	(475)	(38)

Net loss	(6,215)	(5,676)	(10,899)	(14,673)
Preferred stock dividend	(661)	(58)	(1,323)	(116)

Net loss attributable to common shareholders	$(6,876)	$(5,734)	$(12,222)	$(14,789)

Loss per common share, basic and diluted	$(0.03)	$(0.03)	$(0.05)	$(0.07)

Weighted average number of common shares outstanding, basic and diluted	255,252,433	225,648,244	254,854,652	212,695,483
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

OPKO Health, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	For the six months ended June 30,
	2010	2009
Cash flows from operating activities
Net loss	$(10,899)	$(14,673)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,964	935
Accretion of debt discount related to notes payable	136	32
Share based compensation	2,742	1,767
Provision for (recovery of) bad debts	119	(133)
(Reveral of) provision for inventory obsolescence	(3)	52
Loss from investment in investee	475	38
Changes in:
Accounts receivable	(2,610)	(1,027)
Inventory	(1,170)	(1,140)
Prepaid expenses and other current assets	(516)	45
Other assets	105	(129)
Accounts payable	1,331	(20)
Accrued expenses	(2,947)	(762)

Net cash used in operating activities	(11,273)	(15,015)

Cash flows from investing activities
Acquisition of business, net of cash	(1,447)	—
Investment in investee	—	(2,300)
Purchase of short-term marketable securities	(14,997)	(4,997)
Maturities of short-term marketable securities	5,000	—
Capital expenditures	(510)	(24)

Net cash used in investing activities	(11,954)	(7,321)

Cash flows from financing activities:
Issuance of common stock for cash, to related parties	—	25,000
Issuance of common stock for cash	—	25,990
Repayment of line of credit with related party	(12,000)	—
Borrowings under lines of credit	3,500	—
Repayments under lines of credit	(1,271)	—
Proceeds from bridge loan with related party	—	3,000
Repayment of bridge loan with related party	—	(3,000)
Insurance financing	—	217
Proceeds from the exercise of stock options and warrants	26	621
Repayments of notes payable and capital lease obligations	—	(231)

Net cash (used in) provided by financing activities	(9,745)	51,597

Net (decrease) increase in cash and cash equivalents	(32,972)	29,261
Cash and cash equivalents at beginning of period	42,658	6,678

Cash and cash equivalents at end of period	$9,686	$35,939

SUPPLEMENTAL INFORMATION
Interest paid	$4,241	$50
Income taxes refunded, net	$68	$—
NON-CASH INVESTING AND FINANCING ACTIVITIES
Issuance of capital stock to acquire Pharmacos Exakta	$2,000	$—
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
NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     Basis of presentation. The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) considered necessary to present fairly the Company’s results of operations, financial position and cash flows have been made. The results of operations and cash flows for the three and six months ended June 30, 2010, are not necessarily indicative of the results of operations and cash flows that may be reported for the remainder of 2010 or for future periods. The interim condensed consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2009.
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
     Comprehensive loss. Our comprehensive loss for the three and six months ended June 30, 2010 includes net loss for the three and six months and the cumulative translation adjustment, net, for the translation results of our subsidiaries in Chile and Mexico. Comprehensive loss for the three and six months ended June 30, 2009 is comprised entirely of our net loss.
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
     Derivative financial instruments. We record derivative financial instruments on our balance sheet at their fair value and the changes in the fair value are recognized in income when they occur, the only exception being derivatives that qualify as hedges. To qualify the derivative instrument as a hedge, we are required to meet strict hedge effectiveness and contemporaneous documentation requirements at the initiation of the hedge and assess the hedge effectiveness on an ongoing basis over the life of the hedge. At June 30, 2010 and December 31, 2009, our forward contracts for inventory purchases did not meet the documentation requirements to be designated as hedges. Accordingly, we recognize all changes in fair values in income. Refer to Note 7.

     Product warranties. Product warranty expense is recorded concurrently with the recording of revenue for product sales. The costs of warranties are accounted for as a component of cost of sales. We estimate warranty costs based on our estimated historical experience and adjust for any known product reliability issues.
     Allowance for doubtful accounts. We analyze accounts receivable and historical bad debt levels, customer credit worthiness and current economic trends when evaluating the adequacy of the allowance for doubtful accounts using the specific identification method. Our reported net loss is directly affected by our estimate of the collectability of accounts receivable. Estimated allowances for sales returns are based upon our history of product returns. The amount of allowance for doubtful accounts at June 30, 2010 and December 31, 2009, was $0.6 million and $0.4 million, respectively.
     Segment reporting. Our chief operating decision-maker (“CODM”) is comprised of our executive management with the oversight of our board of directors. Our CODM review our operating results and operating plans and make resource allocation decisions on a company-wide or aggregate basis. We currently manage our operations in two reportable segments, pharmaceutical and instrumentation segments. The pharmaceutical segment consists of two operating segments, our (i) pharmaceutical research and development segment which is focused on the research and development of pharmaceutical products, diagnostic tests and vaccines, and (ii) the pharmaceutical operations we acquired in Chile and Mexico through the acquisition of Pharma Genexx S.A. (“Pharma Genexx”) and Pharmacos Exakta S.A. de C.V. (“Pharmacos Exakta”). The instrumentation segment consists of ophthalmic instrumentation products and the activities related to the research, development, manufacture and commercialization of those products. There are no inter-segment sales. We evaluate the performance of each segment based on operating profit or loss. There is no inter-segment allocation of interest expense and income taxes.
     Equity-based compensation. We measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is recognized in the statement of operations over the period during which an employee is required to provide service in exchange for the award. We record excess tax benefits, realized from the exercise of stock options as a financing cash inflow rather than as a reduction of taxes paid in cash flow from operations. Equity-based compensation arrangements to non-employees are recorded at their fair value on the measurement date. The measurement of equity-based compensation is subject to periodic adjustment as the underlying equity instruments vest. During the three months ended June 30, 2010 and 2009, we recorded $1.5 million and $1.1 million, respectively, of equity-based compensation expense. For the six month period ending June 30, 2010 and 2009, we recorded $2.7 million, and $1.8 million, respectively, of equity-based compensation expense.
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
     A total of 20,164,446 and 15,692,101 potential common shares have been excluded from the calculation of net loss per share for the three months ended June 30, 2010 and 2009, respectively, because their inclusion would be anti-dilutive. A total of 19,617,796 and 15,238,119 potential common shares have been excluded from the calculation of net loss per share for the six months ended June 30, 2010 and 2009, respectively, because their inclusion would be anti-dilutive. As of June 30, 2010, the holders of our Series A Preferred Stock and Series D Preferred Stock could convert their Preferred Shares into approximately 1,036,858 and 12,827,952 shares of our Common Stock, respectively.

NOTE 4 COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS

(in thousands)	June 30, 2010	December 31, 2009
Accounts receivable, net:
Accounts receivable	$12,557	$9,118
Less allowance for doubtful accounts	(641)	(351)

	$11,916	$8,767

Inventories, net:
Raw materials (components)	$3,897	$3,764
Work-in process	1,003	1,365
Finished products	7,129	5,632
Less provision for inventory reserve	(210)	(241)

	$11,819	$10,520

Intangible assets, net:
Customer relationships	$6,993	$7,259
Technology	4,597	4,597
Product registrations	3,612	3,829
Tradename	617	578
Covenants not to compete	363	317
Other	7	7
Less amortization	(5,558)	(3,865)

	$10,631	$12,722

The change in value of the intangible assets reflects the foreign currency fluctuation between the Chilean peso and the US dollar at June 30, 2010 and December 31, 2009.
NOTE 5 ACQUISITION AND INVESTMENTS
     On February 17, 2010, we acquired Pharmacos Exakta, a privately-owned Mexican company, engaged in the manufacture, marketing and distribution of ophthalmic and other pharmaceutical products for government and private markets since 1957. Pursuant to a purchase agreement we acquired all of the outstanding stock of Pharmacos Exakta and real property owned by an affiliate of Pharmacos Exakta for a total aggregate purchase price of $3.6 million, of which an aggregate of $1.6 million was paid in cash and $2.0 million was paid in shares of our Common Stock, par value $.01. The number of shares to be issued was determined by the average closing price of the Company’s Common Stock as reported on the NYSE Amex for the ten trading days ending on February 12, 2010. A total of 1,372,428 shares of OPKO Common Stock were issued in the transaction which were valued at $2.0 million due to trading restrictions. A portion of the proceeds will remain in escrow for a period of time for working capital adjustments and to satisfy indemnification claims.
     On October 1, 2009, we entered into a definitive agreement to acquire Pharma Genexx, a privately-owned Chilean company engaged in the representation, importation, commercialization and distribution of pharmaceutical products, over-the-counter products and medical devices for government, private and institutional markets in Chile. Pursuant to a stock purchase agreement with Pharma Genexx and its shareholders, Farmacias Ahumada S.A., FASA Chile S.A., and Laboratorios Volta S.A., we acquired all of the outstanding stock of Pharma Genexx in exchange for $16 million in cash. The transaction closed on October 7, 2009.
     Effective September 21, 2009, we entered into an agreement pursuant to which we invested $2.5 million in cash in Cocrystal Discovery, Inc., a privately held biopharmaceutical company (“Cocrystal”) in exchange for 1,701,723 shares of Cocrystal’s Convertible Series A Preferred Stock. As of June 30, 2010, we own approximately 16% of Cocrystal’s outstanding stock.
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

The Frost Group members include a trust controlled by Dr. Frost, who is our Chief Executive Officer and Chairman of the Board of Directors, Dr. Jane H. Hsiao, who is the Vice Chairman of the Board of Directors and Chief Technical Officer, Steven D. Rubin who is Executive Vice President — Administration and a director of the Company and Rao Uppaluri who is our Chief Financial Officer. Dr. Frost, Mr. Rubin, and Dr. Hsiao currently serve on the Board of Directors of Cocrystal and represent 50% of its board. In addition, the Gamma Trust influenced the redesign of Cocrystal and can significantly influence the success of Cocrystal through its board representation and voting power. As such, we have determined that the Gamma Trust is the primary beneficiary within the related party group. As a result of our determination that we are not the primary beneficiary, we have accounted for our investment in Cocrystal under the equity method.
     On June 10, 2009, we entered into a stock purchase agreement with Sorrento Therapeutics, Inc. (“Sorrento”), a privately held company with a technology for generating fully human monoclonal antibodies, pursuant to which we invested $2.3 million in Sorrento. We own approximately 53,113,732 shares of Sorrento common stock, or approximately 24% of Sorrento’s total outstanding common stock at June 30, 2010. The closing stock price for Sorrento’s common stock, a thinly traded stock, as quoted on the over-the-counter markets was $1.75 per share on June 30, 2010.
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
     As of June 30, 2010, we held money market funds that qualify as cash equivalents and forward contracts for inventory purchases that are required to be measured at fair value on a recurring basis. Refer to Note 7. As of June 30, 2010, we held money market funds that qualify as cash equivalents as well as marketable securities which were comprised of treasury securities, maturing August 12, 2010, that are required to be measured at fair value on a recurring basis. The $10 million of treasury securities are recorded at amortized cost, which reflects their approximate fair value. Our other assets and liabilities carrying value approximate their fair value due to their short-term nature.
     Upon the termination of an employee of Ophthalmics Technologies, Inc., or OTI, we became obligated at the former employee’s sole option to acquire up to 10% of the shares issued to the employee in connection with the acquisition of OTI at a price of $3.55 per share. In February 2009, this employee exercised his put option and we repurchased 27,154 shares of our Common Stock at $3.55 per share for a total of $0.1 million. In addition, an existing employee of OTI has the same provision within his employment arrangement with a potential obligation of approximately $0.3 million. We have recorded approximately $0.1 million and $0.2 million in accrued expenses as of June 30, 2010 and December 31, 2009, respectively, based on the estimated fair value of the unexercised put option.
     The OTI put options were valued at fair value utilizing the Black-Scholes-Merton valuation method. During the three months ended June 30, 2010 and 2009, we recorded a reversal of expense of $24 thousand and $0.1 million, respectively, reflecting our stock price fluctuations. During the six months ended June 30, 2010 and 2009, we recorded a reversal of expense of $40 thousand and $0.1 million, respectively, reflecting our stock price fluctuations.
     Any future fluctuation in fair value related to these instruments that is judged to be temporary, including any recoveries of previous write-downs, would be recorded in accumulated other comprehensive income or loss. If we determine that any future valuation adjustment was other-than-temporary, we would record a charge to the consolidated statement of operations as appropriate.

     Our financial assets and liabilities measured at fair value on a recurring basis are as follows:

	Fair value measurements as of June 30, 2010
	Quoted prices in
	active markets for	Significant other	Significant
	identical assets	observable inputs	unobservable inputs
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Money market funds	$8,360	$—	$—	$8,360
Treasury securities	9,998	—	—	9,998

Total assets	$18,358	$—	$—	$18,358

Liabilities:
OTI put option	$—	$137	$—	$137
Forward contracts	—	450	—	450

Total liabilities	$—	$587	$—	$587

NOTE 7 DERIVATIVE CONTRACTS
     We enter into foreign currency forward exchange contracts to cover the risk of exposure to exchange rate differences arising from inventory purchases on letters of credit. Under these forward contracts, for any rate above or below the fixed rate, we receive or pay the difference between the spot rate and the fixed rate for the given amount at the settlement date.
     We record derivative financial instruments on our balance sheet at their fair value as an accrued expense and the changes in the fair value are recognized in income in other expense net when they occur, the only exception being derivatives that qualify as hedges. To qualify the derivative instrument as a hedge, we are required to meet strict hedge effectiveness and contemporaneous documentation requirements at the initiation of the hedge and assess the hedge effectiveness on an ongoing basis over the life of the hedge. At June 30, 2010, the forward contracts did not meet the documentation requirements to be designated as hedges. Accordingly, we recognize all changes in fair values in income.
     The outstanding contracts at June 30, 2010, have been recorded at fair value, and their maturity details are as follows:

(in thousands)		Fair value at	Unrealized gain
Days until maturity	Contract value	June 30, 2010	(loss)
0 to 30	$342	$315	$(27)
31 to 60	1,268	1,205	(63)
61 to 90	451	418	(33)
91 to 120	1,793	1,695	(98)
121 to 180	1,829	1,713	(116)
More than 180	2,197	2,084	(113)

Total	$7,880	$7,430	$(450)

NOTE 8 RELATED PARTY TRANSACTIONS
     On July 20, 2010, we entered into a use agreement for approximately 1,100 square feet of space in Jupiter, Florida to house our molecular diagnostics operations from The Scripps Research Institute (“Scripps”). Dr. Frost is a member of the Board of Trustees of Scripps and Dr. Richard Lerner, a member of our board of directors, is also the President of Scripps. Pursuant to the terms of the use agreement, which is effective as of November 1, 2009, gross rent is approximately $40 thousand per year for a two-year term which may be extended, upon mutual agreement, for one additional year.
     On June 1, 2010, the Company entered into a cooperative research and development agreement with Academia Sinica in Taipei, Taiwan, for pre-clinical work for a compound against various forms of cancer. Dr. Alice Yu, a member of our board of directors, is a Distinguished Research Fellow and Associate Director at the Genomics

Research Center, Academia Sinica. In connection with the agreement, we are required to pay Academia Sinica approximately $0.2 million over the term of the agreement.
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
     On September 19, 2007, we entered into an exclusive technology license agreement with Winston Laboratories, Inc. (“Winston”) pursuant to which we acquired an exclusive license to the proprietary rights of certain products in exchange for the payment of an initial licensing fee, royalties, and payments on the occurrence of certain milestones.
     On February 23, 2010, we provided Winston notice of termination of the license agreement, and the agreement terminated on May 24, 2010. Previously, members of the Frost Group, LLC, or the Frost Group, beneficially owned approximately 30% of Winston Pharmaceuticals, Inc., and Dr. Uppaluri, our Chief Financial Officer, served as a member of Winston’s board. Effective May 19, 2010, the members of the Frost Group sold 100% of Winston’s capital stock beneficially owned by them (consisting of an aggregate of 18,399,271 outstanding shares of common stock and warrants to purchase an aggregate of 8,958,975 shares of common stock) to an entity whose members include Dr. Joel E. Bernstein, the President and Chief Executive Officer of Winston. As consideration for the sale, the Frost Group members received an aggregate of $789,500 in cash and non-recourse promissory notes in the aggregate principal amount of $10,263,500 (the “Promissory Notes”). Dr. Uppaluri resigned from the Winston board effective May 19, 2010.
     We have a $12.0 million line of credit with the Frost Group, a related party. On June 2, 2010 we repaid all amounts outstanding on the line of credit including $12 million in principal and $4.1 million in interest. We have the ability to redraw funds under the line of credit until its expiration in January 2011. We are obligated to pay interest upon maturity, capitalized quarterly, on outstanding borrowings under the line of credit at an 11% annual rate, which is due January 11, 2011. The line of credit is collateralized by all of our personal property except our intellectual property.
     We reimburse Dr. Frost for Company-related use by Dr. Frost and our other executives of an airplane owned by a company that is beneficially owned by Dr. Frost. We reimburse Dr. Frost in an amount equal to the cost of a first class airline ticket between the travel cities for each executive, including Dr. Frost, traveling on the airplane for

Company-related business. We do not reimburse Dr. Frost for personal use of the airplane by Dr. Frost or any other executive; nor do we pay for any other fixed or variable operating costs of the airplane. For the three and six months ended June 30, 2010, we reimbursed Dr. Frost approximately $7 thousand and $25 thousand, respectively, for Company-related travel by Dr. Frost and other OPKO executives. For the three and six months ended June 30, 2009, we reimbursed Dr. Frost approximately $13 thousand and $46 thousand, respectively, for Company-related travel by Dr. Frost and other OPKO executives.
NOTE 9 COMMITMENTS AND CONTINGENCIES
     On January 7, 2010, we received a letter from counsel to Nidek Co., Ltd. (“Nidek”) alleging that Ophthalmic Technologies, Inc. (“OTI”) or OPKO breached its service obligations to Nidek under the Service Agreement between OTI, Nidek and Newport Corporation, dated December 29, 2006, and the Service Agreement by and between Nidek and OTI, dated the same date. We have had discussions with Nidek regarding the matter, but it is too early to assess the likelihood of litigation in this matter or the probability of a favorable or unfavorable outcome. We do not believe this matter will have a material impact on our results of operations or financial condition. We are also assessing possible claims of indemnification against a supplier in connection with the matter.
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

     Information regarding our operations and assets for the two segments and the unallocated corporate operations as well as geographic information are as follows:

	For the three months ended June 30,		For the six months ended June 30,
(in thousands)	2010	2009	2010	2009
Revenue
Pharmaceutical	$5,273	$—	$10,585	$—
Instrumentation	2,182	2,347	4,792	4,648

	$7,455	$2,347	$15,377	$4,648

Operating loss
Pharmaceutical	$(1,415)	$(1,578)	$(2,059)	$(6,648)
Instrumentation	(998)	(1,310)	(1,934)	(1,989)
Corporate	(3,114)	(2,359)	(5,600)	(5,192)

	$(5,527)	$(5,247)	$(9,593)	$(13,829)

Depreciation and amortization
Pharmaceutical	$529	$8	$1,043	$13
Instrumentation	444	445	888	891
Corporate	20	16	33	31

	$993	$469	$1,964	$935

Revenue
United States	$172	$22	$369	$241
Chile	4,257	—	9,194	—
Mexico	1,138	—	1,391	—
All others	1,888	2,325	4,423	4,407

	$7,455	$2,347	$15,377	$4,648

	As of
	June 30, 2010	December 31, 2009
Assets
Pharmaceutical	$33,581	$28,813
Instrumentation	11,113	12,262
Corporate	23,321	46,355

	$68,015	$87,430

     During the three months ended June 30, 2010, our two largest customers represented approximately 15% and 13% of our total revenue, respectively. During the three months ended June 30, 2009, our four largest customers represented approximately 19%, 16%, 15%, and 13%, respectively, of our revenue. During the six months ended June 30, 2010, our two largest customers represented approximately 15% and 13% of our total revenue, respectively. During the six months ended June 30, 2009, our three largest customers represented approximately 19%, 16%, and 15%, respectively, of our revenue. As of June 30, 2010, two customers represented approximately 28% and 16% of our accounts receivable balance, respectively. As of December 31, 2009, two customers represented 32% and 19%, respectively, of our accounts receivable balance.
NOTE 11 SUBSEQUENT EVENTS
     We have reviewed all subsequent events and transactions that occurred after the date of our June 30, 2010 consolidated balance sheet date, through the time of filing this Quarterly Report on Form 10-Q on August 9, 2010.

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
     We are a specialty healthcare company involved in the discovery, development and commercialization of pharmaceutical products, medical devices, vaccines, diagnostic technologies and imaging systems. Initially focused on the treatment and management of ophthalmic diseases, we have since expanded into other areas of major unmet medical need. To date, we have devoted a significant portion of our efforts towards research and development. As of June 30, 2010, we had an accumulated deficit of $350.3 million. Since we do not generate revenue from any of our pharmaceutical product candidates and have only generated limited revenue from our pharmaceutical operations in Chile and Mexico and our instrumentation business, we expect to continue to generate significant losses in connection with the research and development activities relating to our product candidates and other technologies. Such research and development activities are budgeted to expand over time and will require further resources if we are to be successful. As a result, we believe that our operating losses are likely to be substantial over the next several years. We will need to obtain additional funds to further develop our research and development programs, and there can be no assurance that additional capital will be available to us on acceptable terms, or at all.
RESULTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30, 2010 AND 2009
     Revenue. Revenue for the three months ended June 30, 2010, was $7.5 million, compared to $2.3 million for the comparable 2009 period. The increase in revenue during the three months ended June 30, 2010 is primarily due to revenue from our Pharma Genexx and Pharmacos Exakta pharmaceutical businesses in Chile and Mexico, respectively. We acquired Pharma Genexx in October 2009 and Pharmacos Exakta in February 2010, and as a result, the 2009 period reflects revenue only from our instrumentation business. Revenue from our instrumentation business decreased slightly from the 2009 period, primarily as a result of decreased pricing for our OCT/SLO product in international markets.
     Gross margin. Gross margin for the three months ended June 30, 2010, was $2.6 million compared to $0.6 million for the comparable period of 2009. Gross margin for the three months ended June 30, 2010, increased from the 2009 period primarily as a result of the gross margin generated by our pharmaceutical business in Chile.
     Selling, general and administrative expense. Selling, general and administrative expense for the three months ended June 30, 2010, was $5.6 million compared to $2.9 million of expense for the comparable period of 2009. The increase in selling, general and administrative expenses primarily reflects the increase in selling expenses related to our pharmaceutical business as a result of our acquisitions of Pharma Genexx and Pharmacos Exakta, partially offset by decreased professional fees. Selling, general and administrative expenses during the three months ended June 30, 2010 and 2009, primarily include personnel expenses, including equity-based compensation expense of $1.2 million and $0.8 million, respectively, and professional fees.
     Research and development expense. Research and development expense during the three months ended June 30, 2010 and 2009, was $1.6 million and $2.5 million, respectively. The decrease for the three months ended June 30, 2010, primarily reflects the inclusion during the 2009 period of the estimated shutdown costs of the Phase III clinical trial, including the cost of analyzing the data collected and performing statistical analysis. Partially offsetting the decrease in research and development expense was increased activity related to our rolapitant and diagnostic testing development programs. Research and development expenses during the three months ended June 30, 2010, includes equity-based compensation expense of $0.3 million, compared to $0.4 million for the 2009 period.
     Other operating expenses. Other operating expenses for the three months ended June 30, 2010, as compared to the three months ended June 30, 2009, increased by $0.5 million primarily as a result of the amortization of the intangible assets recorded as part of the acquisition of Pharma Genexx and also include amortization of intangible assets recorded as part of the acquisitions of OTI and Pharmacos Exakta. The 2009 period only include the amortization expense of the intangible assets acquired from OTI.
     Other income and expenses. Other expense was $0.4 million for the three months ended June 30, 2010 compared to $0.5 million for the comparable 2009 period. Other income and expenses primarily consists of income earned from interest on our cash and cash equivalents and interest expense reflects the interest incurred on our lines of credit. On June 2, 2010 we repaid all amounts outstanding on The Frost Group, LLC, (“the Frost Group”) line of credit including $12 million in principal and $4.1 million in interest. We have the ability to redraw funds under the line of credit until its expiration in January 2011. The Frost Group members include a trust controlled by Dr. Frost, who is the Company’s Chief Executive Officer and Chairman of the board of directors, Dr. Jane H. Hsiao, who is the Vice Chairman of the board of directors and Chief Technical Officer, Steven D. Rubin who is Executive Vice President — Administration and a director of the Company and Rao Uppaluri who is the Chief Financial Officer of the Company.
     Income taxes. For the three months ended June 30, 2010, our income tax provision reflects the income tax payable in Chile, partially offset by our refundable Canadian provincial tax credit. This credit relates to research and development expenses incurred at our OTI locations. The income tax benefit for the three months ended June 30, 2009 reflect only the refundable Canadian provincial tax credit.
FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009
     Revenue. Revenue for the six months ended June 30, 2010, was $15.4 million, compared to $4.6 million for the comparable 2009 period. The increase in revenue during the first six months of 2010 is primarily due to revenue from our Pharma Genexx and Pharmacos Exakta pharmaceutical businesses in Chile and Mexico. We acquired Pharma Genexx in October 2009 and Pharmacos Exakta in February 2010, and as a result, the 2009 period reflects revenue only from our instrumentation business.
     Gross margin. Gross margin for the six months ended June 30, 2010, was $5.0 million compared to $1.3 million for the comparable period of 2009. Gross margin for the six months ended June 30, 2010, increased from the 2009 period primarily as a result of the gross margin generated by our Pharma Genexx pharmaceutical business in Chile.
     Selling, general and administrative expense. Selling, general and administrative expense for the six months ended June 30, 2010, was $9.9 million compared to $6.2 million of expense for the comparable period of 2009. The increase in selling, general and administrative expenses primarily reflects the increase in selling expenses related to our pharmaceutical business as a result of our acquisitions of Pharma Genexx and Pharmacos Exakta, partially offset by decreased professional fees. Selling, general and administrative expenses during the first six months of 2010 and 2009, primarily include personnel expenses, including equity-based compensation expense of $2.2 million and $1.5 million, respectively, and professional fees.
     Research and development expense. Research and development expense during the six months ended June 30, 2010 and 2009, was $2.9 million and $8.2 million, respectively. The decrease for the six months ended June 30, 2010, primarily reflects the inclusion during the 2009 period of the cost of the Phase III clinical trial for bevasiranib until March 6, 2009, when the trial was shut down. The 2009 period includes the estimated shutdown costs of the trial, including transitioning patients from the trial onto the standard of care therapy. The shutdown costs include the cost of analyzing the data collected and performing statistical analysis. Partially offsetting this decrease was increased activity related to our rolapitant and diagnostic testing development programs. The six months ended June 30, 2010, includes equity-based compensation expense of $0.5 million, compared to $0.2 million for the 2009 period.
     Other operating expenses. Other operating expenses for the six months ended June 30, 2010, as compared to the six months ended June 30, 2009, increased by $1.0 million primarily as a result of the amortization of the intangible assets recorded as part of the acquisition of Pharma Genexx and also include amortization of intangible assets recorded as part of the acquisitions of OTI and Pharmacos Exakta. The 2009 period only includes amortization of the intangible assets acquired from OTI.
     Other income and expenses. Other expense was $0.7 million for the first six months of 2010 compared to $0.9 million for the comparable 2009 period. Other income primarily consists of interest earned on our cash and cash equivalents and interest expense primarily reflects the interest incurred on our line of credit with the Frost Group. On June 2, 2010, we repaid all amounts outstanding on the Frost Group line of credit including $12 million in principal and $4.1 million in interest. We have the ability to redraw funds under the line of credit until its expiration in January 2011.

     Income taxes. For the six months ended June 30, 2010, our income tax provision reflects the income tax payable in Chile, partially offset by our refundable Canadian provincial tax credit. This credit relates to research and development expenses incurred at our OTI locations. The income tax benefit for the six months ended June 30, 2009, reflect only the refundable Canadian provincial tax credit.
LIQUIDITY AND CAPITAL RESOURCES
     At June 30, 2010, we had cash, cash equivalents and marketable securities of approximately $19.7 million. Cash used in operations during 2010 primarily reflects expenses related to selling, general and administrative activities related to our corporate and instrumentation operations, as well as our Chilean operations. Since our inception, we have not generated sufficient income and our primary source of cash has been from the private placement of stock and through credit facilities available to us.
     In connection with our acquisition of Pharma Genexx, we entered into line of credit agreements in the aggregate amount of $16.6 million with seven financial institutions in Chile, of which, $10.4 million is unused. These lines of credit are used primarily as a source of working capital for inventory purchases.
     We currently have an unutilized $12.0 million line of credit with the Frost Group, a related party. On June 2, 2010, we repaid all amounts outstanding on the line of credit including $12 million in principal and $4.1 million in interest. We are obligated to pay interest upon maturity, capitalized quarterly, on outstanding borrowings under the line of credit at an 11% annual rate, which is due January 11, 2011. The line of credit is collateralized by all of our personal property except our intellectual property.
     We expect to incur losses from operations for the foreseeable future. We expect to incur substantial research and development expenses, including expenses related to the hiring of personnel and additional clinical trials. We expect that selling, general and administrative expenses will also increase as we expand our sales, marketing and administrative staff and add infrastructure.
     We believe the cash, cash equivalents and marketable securities on hand and available to us at June 30, 2010 will be sufficient to meet our anticipated cash requirements for operations and debt service for the next 12 months. We based this estimate on assumptions that may prove to be wrong or are subject to change, and we may be required to use our available cash resources sooner than we currently expect. If we acquire additional products or companies, accelerate our product development programs or initiate additional clinical trials, we will need additional funds. Our future cash requirements will depend on a number of factors, including possible acquisitions, the continued progress of our research and development of product candidates, the timing and outcome of clinical trials and regulatory approvals, the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims, and other intellectual property rights, the status of competitive products, the availability of financing and our success in developing markets for our product candidates. If we are not able to secure additional funding when needed, we may have to delay, reduce the scope of, or eliminate one or more of our clinical trials or research and development programs.
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
     Allowance for doubtful accounts and revenue recognition. Generally, we recognize revenue from product sales when goods are shipped and title and risk of loss transfer to our customers. Certain of our products are sold directly to end-users and require that we deliver, install and train the staff at the end-users’ facility. As a result, we do not recognize revenue until the product is delivered, installed and training has occurred. Return policies in certain international markets for our medical device products provide for stringent guidelines in accordance with the terms of contractual agreements with customers. Our estimates for sales returns are based upon the historical patterns of products returned matched against the sales from which they originated, and management’s evaluation of specific factors that may increase the risk of product returns. We analyze accounts receivable and historical bad debt levels, customer credit worthiness and current economic trends when evaluating the adequacy of the allowance for doubtful accounts using the specific identification method. Our reported net loss is directly affected by management’s estimate of the collectability of accounts receivable. The allowance for doubtful accounts recognized in our consolidated balance sheets at June 30, 2010 and December 31, 2009 was $0.6 million and $0.4 million, respectively.
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
     Our derivative activities, which consist of foreign exchange forward contracts, are initiated to hedge forecasted cash flows that are exposed to foreign currency risk. The foreign exchange forward contracts generally require us to exchange local currencies for foreign currencies based on pre-established exchange rates at the contracts’ maturity dates. As exchange rates change, gains and losses on these contracts are generated based on the change in the exchange rates that are recognized in the consolidated statement of operations at maturity, and offset the impact of the change in exchange rates on the foreign currency cash flows that are hedged. If the counterparties to the exchange contracts do not fulfill their obligations to deliver the contracted currencies, we could be at risk for currency related fluctuations. We enter into these contracts with counterparties that we believe to be creditworthy and do not enter into any leveraged derivative transactions. We had $7.9 million in foreign exchange forward contracts outstanding at June 30, 2010, primarily to hedge Chilean-based operating cash flows against US dollars. If Chilean Pesos were to strengthen in relation to the US dollar, our hedged foreign currency cash-flows expense would be offset by a loss on the derivative contracts, with a net effect of zero.
     We do not engage in trading market risk sensitive instruments or purchasing hedging instruments or “other than trading” instruments that are likely to expose us to significant market risk, whether interest rate, foreign currency exchange, commodity price or equity price risk.
     Interest Rate Risk — Our exposure to market risk relates to our cash and investments and to our borrowings. We maintain an investment portfolio of money market funds and treasury securities. The securities in our investment portfolio are not leveraged, and are, due to their very short-term nature, subject to minimal interest rate risk. We currently do not hedge interest rate exposure. Because of the short-term maturities of our investments, we do not believe that a change in market interest rates would have a significant negative impact on the value of our investment portfolio except for reduced income in a low interest rate environment. At June 30, 2010, we had cash, cash equivalents and marketable securities of $19.7 million. The weighted average interest rate related to our cash and cash equivalents for the three months ended June 30, 2010 was 0%. As of June 30, 2010, the principal value of our credit lines was $6.1 million, and have a weighted average interest rate of 8% for the 6 months then ended.

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
Item 4. Controls and Procedures
     The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Securities and Exchange Commission (“SEC”) Rule 13a-15(e) as of June 30, 2010. Based on that evaluation, management has concluded that the Company’s disclosure controls and procedures are effective to ensure that information the Company is required to disclose in reports that it files or submits under the Securities Exchange Act is accumulated and communicated to management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
Changes to the Company’s Internal Control Over Financial Reporting
     In connection with our acquisitions of Pharmacos Exakta and Pharma Genexx, we began implementing a new accounting system, as well as standards and procedures, upgrading and establishing controls over accounting systems and adding employees who are trained and experienced in the preparation of financial statements in accordance with U.S. GAAP to ensure that we have in place appropriate internal control over financial reporting at Pharma Genexx and Pharmacos Exakta. Other than as set forth above with respect to Pharma Genexx and Pharmacos Exakta, there have been no changes to the Company’s internal control over financial reporting that occurred during the Company’s second fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     None.
Item 3. Defaults Upon Senior Securities
     None.
Item 4. (Removed and Reserved)
Item 5. Other Information
     None.
Item 6. Exhibits.

Exhibit 2.1(1)	Merger Agreement and Plan of Reorganization, dated as of March 27, 2007, by and among Acuity Pharmaceuticals, Inc., Froptix Corporation, eXegenics, Inc., e-Acquisition Company I-A, LLC, and e-Acquisition Company II-B, LLC.

Exhibit 2.2(4)+	Securities Purchase Agreement dated May 2, 2008, among Vidus Ocular, Inc., OPKO Instrumentation, LLC, OPKO Health, Inc., and the individual sellers and noteholders named therein.

Exhibit 2.3(5)	Purchase Agreement, dated February 17, 2010, among Ignacio Levy García and José de Jesús Levy García, Inmobiliaria Chapalita, S.A. de C.V., Pharmacos Exakta, S.A. de C.V., OPKO Health, Inc., OPKO Health Mexicana S. de R.L. de C.V., and OPKO Manufacturing Facilities S. de R.L. de C.V.

Exhibit 3.1(2)	Amended and Restated Certificate of Incorporation.

Exhibit 3.2(3)	Amended and Restated By-Laws.

Exhibit 4.1(1)	Form of Common Stock Warrant.

Exhibit 31.1	Certification by Phillip Frost, Chief Executive Officer, pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended June 30, 2010.

Exhibit 31.2	Certification by Rao Uppaluri, Chief Financial Officer, pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended June 30, 2010.

Exhibit 32.1	Certification by Phillip Frost, Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended June 30, 2010.

Exhibit 32.2	Certification by Rao Uppaluri, Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended June 30, 2010.

+	Certain confidential material contained in the document has been omitted and filed separately with the Securities and Exchange Commission.

(1)	Filed with the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 2, 2007, and incorporated herein by reference.

(2)	Filed with the Company’s Current Report on Form 8-A filed with the Securities and Exchange Commission on June 11, 2007, and incorporated herein by reference.

(3)	Filed with the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2008 and incorporated herein by reference.

(4)	Filed with the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 8, 2008 for the Company’s three-month period ended June 30, 2008, and incorporated herein by reference.

(5)	Filed with the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 10, 2010 for the Company’s three-month period ended March 31, 2010, and incorporated herein by reference.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 9, 2010	OPKO Health, Inc.
/s/ Adam Logal
Adam Logal
Executive Director of Finance, Chief Accounting Officer and Treasurer

Exhibit Index

Exhibit Number	Description
Exhibit 31.1	Certification by Phillip Frost, Chief Executive Officer, pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended June 30, 2010.

Exhibit 31.2	Certification by Rao Uppaluri, Chief Financial Officer, pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended June 30, 2010.

Exhibit 32.1	Certification by Phillip Frost, Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended June 30, 2010.

Exhibit 32.2	Certification by Rao Uppaluri, Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended June 30, 2010.