Form 10-Q
period 2010-09-30
Opko Health, Inc.
filed 2010-11-09
CIK 944809

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010.
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
YES ☐ NO ☑
As of November 3, 2010, the registrant had 255,356,326 shares of common stock outstanding.

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
     Risks and uncertainties, the occurrence of which could adversely affect our business, include the following:
•	We have a history of operating losses and we do not expect to become profitable in the near future.

•	Our technologies are in an early stage of development and are unproven.

•	Our drug research and development activities may not result in commercially viable products.

•	The results of previous clinical trials may not be predictive of future results, and our current and planned clinical trials may not satisfy the requirements of the FDA or other non-U.S. regulatory authorities.

•	We will require substantial additional funding, which may not be available to us on acceptable terms, or at all.

•	We expect to finance future cash needs primarily through public or private offerings, debt financings or strategic collaborations, which may dilute your stockholdings in the Company.

•	If our competitors develop and market products that are more effective, safer or less expensive than our future product candidates, our commercial opportunities will be negatively impacted.

•	The regulatory approval process is expensive, time consuming and uncertain and may prevent us or our collaboration partners from obtaining approvals for the commercialization of some or all of our product candidates.

•	Failure to recruit and enroll patients for clinical trials may cause the development of our product candidates to be delayed.

•	Even if we obtain regulatory approvals for our product candidates, the terms of approvals and ongoing regulation of our products may limit how we manufacture and market our product candidates, which could materially impair our ability to generate anticipated revenues.

•	We may not meet regulatory quality standards applicable to our manufacturing and quality processes.

•	Even if we receive regulatory approval to market our product candidates, the market may not be receptive to our products.

•	If we fail to attract and retain key management and scientific personnel, we may be unable to successfully develop or commercialize our product candidates.

•	In the event that we successfully evolve from a company primarily involved in development to a company also involved in commercialization, we may encounter difficulties in managing our growth and expanding our operations successfully.

•	If we fail to acquire and develop other products or product candidates, at all or on commercially reasonable terms, we may be unable to diversify or grow our business.

•	We have no experience manufacturing our pharmaceutical product candidates other than at our Mexican facility and we therefore rely on third parties to manufacture and supply our pharmaceutical product candidates, and would need to meet various standards necessary to satisfy FDA regulations if and when we commence manufacturing.

•	We currently have no pharmaceutical marketing, sales or distribution organization other than in Chile and Mexico. If we are unable to develop our sales and marketing and distribution capability on our own or through collaborations with marketing partners, we will not be successful in commercializing our pharmaceutical product candidates.

•	Independent clinical investigators and contract research organizations that we engage to conduct our clinical trials may not be diligent, careful or timely.

•	The success of our business is dependent on the actions of our collaborative partners.

•	If we are unable to obtain and enforce patent protection for our products, our business could be materially harmed.

•	If we are unable to protect the confidentiality of our proprietary information and know-how, the value of our technology and products could be adversely affected.

•	We rely heavily on licenses from third parties.

•	We license patent rights to certain of our technology from third-party owners. If such owners do not properly maintain or enforce the patents underlying such licenses, our competitive position and business prospects will be harmed.

•	Our commercial success depends significantly on our ability to operate without infringing the patents and other proprietary rights of third parties.

•	Adverse results in material litigation matters or governmental inquiries could have a material adverse effect upon our business and financial condition.

•	Medicare prescription drug coverage legislation and future legislative or regulatory reform of the health care system may affect our ability to sell our products profitably.

•	Failure to obtain regulatory approval outside the United States will prevent us from marketing our product candidates abroad.

•	We may not have the funding available to pursue acquisitions.

•	Acquisitions may disrupt our business, distract our management and may not proceed as planned; and we may encounter difficulties in integrating acquired businesses.

•	Non-U.S. governments often impose strict price controls, which may adversely affect our future profitability.

•	Our business may become subject to legal, economic, political, regulatory and other risks associated with international operations.

•	The market price of our common stock may fluctuate significantly.

•	Directors, executive officers, principal stockholders and affiliated entities own a significant percentage of our capital stock, and they may make decisions that you do not consider to be in the best interests of our stockholders.

•	Compliance with changing regulations concerning corporate governance and public disclosure may result in additional expenses.

•	If we are unable to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, as they apply to us, or our internal controls over financial reporting are not effective, the reliability of our financial statements may be questioned and our common stock price may suffer.

•	We may be unable to maintain our listing on the NYSE Amex, which could cause our stock price to fall and decrease the liquidity of our common stock.

•	Future issuances of common stock, including as a result of the conversion of shares of our preferred stock or exercise of warrants and hedging activities may depress the trading price of our common stock.

•	Provisions in our charter documents and Delaware law could discourage an acquisition of us by a third party, even if the acquisition would be favorable to you.

•	We do not intend to pay cash dividends on our common stock in the foreseeable future.

PART I. FINANCIAL INFORMATION
     Unless the context otherwise requires, all references in this Quarterly Report on Form 10-Q to the “Company”, “OPKO”, “we”, “our”, “ours”, and “us” refer to OPKO Health, Inc., a Delaware corporation, including our wholly-owned subsidiaries.
Item 1. Financial Statements
OPKO Health, Inc. and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(in thousands except share data)

		December 31, 2009
	September 30, 2010	(restated, Refer to Note 12)
ASSETS
Current assets
Cash and cash equivalents	$15,177	$42,658
Accounts receivable, net	13,488	8,767
Inventory, net	13,868	10,520
Prepaid expenses and other current assets	2,321	1,873

Total current assets	44,854	63,818
Property, plant and equipment, net	2,548	593
Intangible assets, net	10,578	12,722
Goodwill	5,652	5,408
Investments	3,768	4,447
Other assets	431	442

Total assets	$67,831	$87,430

LIABILITIES, SERIES D PREFERRED STOCK AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$6,438	$4,784
Accrued expenses	5,342	3,918
Current portion of lines of credit	8,564	4,321

Total current liabilities	20,344	13,023
Long-term interest payable to related party	—	3,409
Deferred tax liabilities	1,225	1,339
Line of credit with related party, net of unamortized discount of $0 and $68, respectively	—	11,932

Total liabilities	21,569	29,703

Commitments and contingencies

Series D Preferred stock — $0.01 par value, 2,000,000 shares authorized; 1,209,677 and 1,209,677 shares issued and outstanding (liquidation value of $32,413 and $30,613) at September 30, 2010 and December 31, 2009, respectively	26,128	26,128

Shareholders’ equity
Series A Preferred stock — $0.01 par value, 4,000,000 shares authorized; 955,029 and 1,025,934 shares issued and outstanding (liquidation value of $2,566 and $2,564) at September 30, 2010 and December 31, 2009, respectively	10	10
Series C Preferred Stock — $0.01 par value, 500,000 shares authorized; no shares issued or outstanding	—	—
Common Stock — $0.01 par value, 500,000,000 shares authorized; 255,313,174 and 253,762,552 shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively	2,553	2,538
Treasury stock - 45,154 shares at September 30, 2010 and December 31, 2009, respectively	(61)	(61)
Additional paid-in capital	373,146	367,028
Accumulated other comprehensive income	2,149	1,313
Accumulated deficit	(357,663)	(339,229)

Total shareholders’ equity	20,134	31,599

Total liabilities, Series D Preferred Stock and shareholders’ equity	$67,831	$87,430

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

OPKO Health, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except share data)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
		(restated, Refer to Note 12)		(restated, Refer to Note 12)
Revenue	$7,599	$1,501	$22,976	$6,149
Cost of goods sold, excluding amortization of intangible assets	5,255	1,055	15,633	4,380

Gross margin, excluding amortization of intangible assets	2,344	446	7,343	1,769

Operating expenses
Selling, general and administrative	6,017	3,089	15,904	9,272
Research and development	2,098	2,805	5,001	10,962
Other operating expenses, principally amortization of intangible assets	973	406	2,775	1,218

Total operating expenses	9,088	6,300	23,680	21,452

Operating loss	(6,744)	(5,854)	(16,337)	(19,683)
Other income (expense), net	(320)	(458)	(1,050)	(1,402)

Loss before income taxes and investment loss	(7,064)	(6,312)	(17,387)	(21,085)
Income tax provision (benefit)	82	(23)	183	(161)

Loss before investment loss in investee	(7,146)	(6,289)	(17,570)	(20,924)
Loss from investment in investee	(208)	(65)	(683)	(103)

Net loss	(7,354)	(6,354)	(18,253)	(21,027)
Preferred stock dividend	(656)	(3,944)	(1,979)	(4,060)

Net loss attributable to common shareholders	$(8,010)	$(10,298)	$(20,232)	$(25,087)

Loss per common share, basic and diluted	$(0.03)	$(0.04)	$(0.08)	$(0.11)

Weighted average number of common shares outstanding, basic and diluted	255,307,381	252,986,149	255,007,220	226,273,290
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

OPKO Health, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	For the nine months ended
	September 30,
	2010	2009
Cash flows from operating activities
Net loss	$(18,253)	$(21,027)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,043	1,401
Accretion of debt discount related to notes payable	248	49
Share based compensation	4,105	3,536
Provision for bad debts	453	58
Provision for inventory obsolescence	137	80
Loss from investment in investee	683	103
Changes in:
Accounts receivable	(3,566)	(448)
Inventory	(2,473)	(1,464)
Prepaid expenses and other current assets	(50)	184
Other assets	270	(167)
Accounts payable	1,119	(968)
Accrued expenses	(2,872)	(1,382)

Net cash used in operating activities	(17,156)	(20,045)

Cash flows from investing activities
Acquisition of business, net of cash	(1,323)	—
Investment in investee	—	(4,800)
Purchase of short-term marketable securities	(14,997)	(9,997)
Maturities of short-term marketable securities	14,997	4,997
Capital expenditures	(630)	(75)

Net cash used in investing activities	(1,953)	(9,875)

Cash flows from financing activities:
Issuance of common stock for cash, to related parties	—	25,000
Issuance of common stock for cash	—	25,990
Issuance of Series D preferred stock and warrants for cash, including related parties	—	30,000
Repayment of line of credit with related party	(12,000)	—
Borrowings under lines of credit	5,476	—
Repayments under lines of credit	(1,875)	—
Proceeds from bridge loan with related party	—	3,000
Repayment of bridge loan with related party	—	(3,000)
Insurance financing	—	217
Proceeds from the exercise of stock options and warrants	27	716
Repayments of notes payable and capital lease obligations	—	(290)

Net cash (used in) provided by financing activities	(8,372)	81,633

Net (decrease) increase in cash and cash equivalents	(27,481)	51,713
Cash and cash equivalents at beginning of period	42,658	6,678

Cash and cash equivalents at end of period	$15,177	$58,391

SUPPLEMENTAL INFORMATION
Interest paid	$4,226	$51
Income taxes refunded, net	$(160)	$—
NON-CASH INVESTING AND FINANCING ACTIVITES
Issuance of capital stock to acquire Pharmacos Exakta	$2,000	$—
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
NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     Basis of presentation. The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) considered necessary to present fairly the Company’s results of operations, financial position and cash flows have been made. The results of operations and cash flows for the three and nine months ended September 30, 2010, are not necessarily indicative of the results of operations and cash flows that may be reported for the remainder of 2010 or for future periods. The interim condensed consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2009.
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
     Comprehensive loss. Our comprehensive loss for the three and nine months ended September 30, 2010 includes net loss for the three and nine months and the cumulative translation adjustment, net of taxes of $0.8 million and $2.3 million, respectively, for the translation of the results of our subsidiaries in Chile and Mexico. Comprehensive loss for the three and nine months ended September 30, 2009 is comprised entirely of our net loss.
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
     Derivative financial instruments. We record derivative financial instruments on our balance sheet at their fair value and the changes in the fair value are recognized in income when they occur, the only exception being derivatives that qualify as hedges. To qualify the derivative instrument as a hedge, we are required to meet strict hedge effectiveness and contemporaneous documentation requirements at the initiation of the hedge and assess the hedge effectiveness on an ongoing basis over the life of the hedge. At September 30, 2010 and December 31, 2009, our forward contracts for inventory purchases did not meet the documentation requirements to be designated as hedges. Accordingly, we recognize all changes in fair values in income. Refer to Note 7.
     Product warranties. Product warranty expense is recorded concurrently with the recording of revenue for product sales. The costs of warranties are accounted for as a component of cost of sales. We estimate warranty costs based on our estimated historical experience and adjust for any known product reliability issues.
     Allowance for doubtful accounts. We analyze accounts receivable and historical bad debt levels, customer credit worthiness and current economic trends when evaluating the adequacy of the allowance for doubtful accounts using the specific identification method. Our reported net loss is directly affected by our estimate of the collectability of accounts receivable. Estimated allowances for sales returns are based upon our history of product returns. The amount of allowance for doubtful accounts at September 30, 2010 and December 31, 2009, was $1.1 million and $0.4 million, respectively.
     Segment reporting. Our chief operating decision-maker (“CODM”) is comprised of our executive management with the oversight of our board of directors. Our CODM review our operating results and operating plans and make resource allocation decisions on a company-wide or aggregate basis. We currently manage our operations in two reportable segments, pharmaceutical and instrumentation segments. The pharmaceutical segment consists of two operating segments, our (i) pharmaceutical research and development segment which is focused on the research and development of pharmaceutical products, diagnostic tests and vaccines, and (ii) the pharmaceutical operations we acquired in Chile and Mexico through the acquisition of Pharma Genexx S.A. (“OPKO Chile”) and Pharmacos Exakta S.A. de C.V. (“Exakta-OPKO”). The instrumentation segment consists of ophthalmic instrumentation products and the activities related to the research, development, manufacture and commercialization of those products. There are no inter-segment sales. We evaluate the performance of each segment based on operating profit or loss. There is no inter-segment allocation of interest expense and income taxes.
     Equity-based compensation. We measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is recognized in the statement of operations over the period during which an employee is required to provide service in exchange for the award. We record excess tax benefits, realized from the exercise of stock options as a financing cash inflow rather than as a reduction of taxes paid in cash flow from operations. Equity-based compensation arrangements to non-employees are recorded at their fair value on the measurement date. The measurement of equity-based compensation is subject to periodic adjustment as the underlying equity instruments vest. During the three months ended September 30, 2010 and 2009, we recorded $1.4 million and $1.8 million, respectively, of equity-based compensation expense. For the nine month period ending September 30, 2010 and 2009, we recorded $4.1 million, and $3.5 million, respectively, of equity-based compensation expense.
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
NOTE 3 LOSS PER SHARE
     Basic loss per share is computed by dividing our net loss attributable to common shareholders by the weighted average number of shares outstanding during the period. Diluted earnings per share is computed by dividing our net loss attributable to common shareholders by the weighted average number of shares outstanding and the impact of all dilutive potential common shares, primarily stock options. The dilutive impact of stock options and warrants are determined by applying the “treasury stock” method.
     A total of 20,968,349 and 20,998,353 potential common shares have been excluded from the calculation of net loss per share for the three months ended September 30, 2010 and 2009, respectively, because their inclusion would be anti-dilutive. A total of 20,067,981 and 17,154,864 potential common shares have been excluded from the calculation of net loss per share for the nine months ended September 30, 2010 and 2009, respectively, because their inclusion would be anti-dilutive. As of September 30, 2010, the holders of our Series A Preferred Stock and Series D Preferred Stock could convert their Preferred Shares into approximately 1,026,656 and 13,069,888 shares of our Common Stock, respectively.
NOTE 4 COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS

(in thousands)	September 30, 2010	December 31, 2009
Accounts receivable, net:
Accounts receivable	$14,589	$9,118
Less allowance for doubtful accounts	(1,101)	(351)

	$13,488	$8,767

Inventories, net:
Raw materials (including components for instrumentation)	$4,060	$3,764
Work-in process	1,085	1,365
Finished products	9,248	5,632
Less provision for inventory reserve	(525)	(241)

	$13,868	$10,520

Intangible assets, net:
Customer relationships	$7,527	$7,259
Technology	4,597	4,597
Product registrations	4,090	3,829
Tradename	651	578
Covenants not to compete	365	317
Other	7	7
Less amortization	(6,659)	(3,865)

	$10,578	$12,722

The change in value of the intangible assets reflects the foreign currency fluctuation between the Chilean peso and the US dollar at September 30, 2010 and December 31, 2009.

NOTE 5 ACQUISITION AND INVESTMENTS
     On February 17, 2010, we acquired Exakta-OPKO, a privately-owned Mexican company, engaged in the manufacture, marketing and distribution of ophthalmic and other pharmaceutical products for government and private markets since 1957. Pursuant to a purchase agreement we acquired all of the outstanding stock of Exakta-OPKO and real property owned by an affiliate of Exakta-OPKO for a total aggregate purchase price of $3.5 million, of which an aggregate of $1.5 million was paid in cash and $2.0 million was paid in shares of our Common Stock, par value $.01. In September 2010, we reduced the consideration paid to the Sellers by $0.1 million as Exakta-OPKO’s working capital was below the agreed upon minimum. The number of shares to be issued was determined by the average closing price of the Company’s Common Stock as reported on the NYSE Amex for the ten trading days ending on February 12, 2010. A total of 1,372,428 shares of OPKO Common Stock were issued in the transaction which were valued at $2.0 million due to trading restrictions. A portion of the proceeds will remain in escrow for a period of time to satisfy indemnification claims.
     On October 1, 2009, we entered into a definitive agreement to acquire OPKO Chile, a privately-owned Chilean company engaged in the representation, importation, commercialization and distribution of pharmaceutical products, over-the-counter products and medical devices for government, private and institutional markets in Chile. Pursuant to a stock purchase agreement with OPKO Chile and its shareholders, Farmacias Ahumada S.A., FASA Chile S.A., and Laboratorios Volta S.A., we acquired all of the outstanding stock of OPKO Chile in exchange for $16 million in cash. The transaction closed on October 7, 2009.
     Effective September 21, 2009, we entered into an agreement pursuant to which we invested $2.5 million in cash in Cocrystal Discovery, Inc., a privately held biopharmaceutical company (“Cocrystal”) in exchange for 1,701,723 shares of Cocrystal’s Convertible Series A Preferred Stock. As of September 30, 2010, we own approximately 16% of Cocrystal’s outstanding stock.
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
     On June 10, 2009, we entered into a stock purchase agreement with Sorrento Therapeutics, Inc. (“Sorrento”), a company with a technology for generating fully human monoclonal antibodies, pursuant to which we invested $2.3 million in Sorrento. We own approximately 53,113,732 shares of Sorrento common stock, or approximately 24% of Sorrento’s total outstanding common stock at September 30, 2010. The closing stock price for Sorrento’s common stock, a thinly traded stock, as quoted on the over-the-counter markets was $1.75 per share on September 30, 2010. We account for our investment in Sorrento under the equity method.
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

     As of September 30, 2010, we held money market funds that qualify as cash equivalents and forward contracts for inventory purchases that are required to be measured at fair value on a recurring basis. Refer to Note 7. The carrying values of our other assets and liabilities approximate their fair value due to their short-term nature.
     Upon the termination of an employee of Ophthalmics Technologies, Inc., or OTI, we became obligated at the former employee’s sole option to acquire up to 10% of the shares issued to the employee in connection with the acquisition of OTI at a price of $3.55 per share. In February 2009, this employee exercised his put option and we repurchased 27,154 shares of our Common Stock at $3.55 per share for a total of $0.1 million. In addition, an existing employee of OTI has the same provision within his employment arrangement with a potential obligation of approximately $0.3 million. We have recorded approximately $0.1 million and $0.2 million in accrued expenses as of September 30, 2010 and December 31, 2009, respectively, based on the estimated fair value of the unexercised put option.
     The OTI put options were valued at fair value utilizing the Black-Scholes-Merton valuation method. During the three months ended September 30, 2010 and 2009, we recorded a reversal of expense of $6 thousand and $35 thousand, respectively, reflecting our stock price fluctuations. During the nine months ended September 30, 2010 and 2009, we recorded a reversal of expense of $46 thousand and $0.1 million, respectively, reflecting our stock price fluctuations.
     Any future fluctuation in fair value related to these instruments that is judged to be temporary, including any recoveries of previous write-downs, would be recorded in accumulated other comprehensive income or loss. If we determine that any future valuation adjustment was other-than-temporary, we would record a charge to the consolidated statement of operations as appropriate.
     Our financial assets and liabilities measured at fair value on a recurring basis are as follows:

	Fair value measurements as of September 30, 2010
	Quoted prices in
	active markets for	Significant other	Significant
	identical assets	observable inputs	unobservable inputs
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Money market funds	$13,976	$—	$—	$13,976
Forward contracts	—	620	—	620

Total assets	$13,976	$620	$—	$14,596

Liabilities:
OTI put option	$—	$130	$—	$130
NOTE 7 DERIVATIVE CONTRACTS
     We enter into foreign currency forward exchange contracts to cover the risk of exposure to exchange rate differences arising from inventory purchases on letters of credit. Under these forward contracts, for any rate above or below the fixed rate, we receive or pay the difference between the spot rate and the fixed rate for the given amount at the settlement date.
     We record derivative financial instruments on our balance sheet at their fair value as an accrued expense and the changes in the fair value are recognized in income in other expense net when they occur, the only exception being derivatives that qualify as hedges. To qualify the derivative instrument as a hedge, we are required to meet strict hedge effectiveness and contemporaneous documentation requirements at the initiation of the hedge and assess the hedge effectiveness on an ongoing basis over the life of the hedge. At September 30, 2010, the forward contracts did not meet the documentation requirements to be designated as hedges. Accordingly, we recognize all changes in fair values in income.

     The outstanding contracts at September 30, 2010, have been recorded at fair value, and their maturity details are as follows:

(in thousands)		Fair value at	Unrealized gain
Days until maturity	Contract value	September 30, 2010	(loss)
0 to 30	$786	$842	$56
31 to 60	461	484	23
61 to 90	1,471	1,560	89
91 to 120	214	228	14
121 to 180	2,181	2,338	157
More than 180	2,915	3,196	281

Total	$8,028	$8,648	$620

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
     Effective March 5, 2010, the Frost Group assigned two license agreements with Academia Sinica to the Company’s subsidiary, OPKO Taiwan, Inc. The license agreements pertain to alpha-galactosyl ceramide analogs and their use as immunotherapies and peptide ligands in the diagnosis and treatment of cancer. In connection with the assignment of the two licenses, the Company agreed to reimburse the Frost Group for the licensing fees previously paid by the Frost Group to Academia Sinica in the amounts of $50 thousand and $75 thousand, respectively, as well as reimbursement of certain expenses of $50 thousand.
     Effective September 21, 2009, we entered into an agreement pursuant to which we invested $2.5 million in Cocrystal in exchange for 1,701,723 shares of Cocrystal’s Convertible Series A Preferred Stock. A group of Investors, led by the Frost Group (the “Cocrystal Investors”), previously invested $5 million in Cocrystal, and agreed to invest an additional $5 million payable in two equal installments in September 2009 and March 2010. As a result of an amendment to the Cocrystal Investors agreements dated June 9, 2009, OPKO, rather than the Cocrystal Investors, made the first installment investment ($2.5 million) on September 21, 2009. Refer to Note 5.
     On July 20, 2009, the Company entered into a worldwide exclusive license agreement with Academia Sinica in Taipei, Taiwan, for a new technology to develop protein vaccines against influenza and other viral infections. Dr. Alice Yu, a member of our Board of Directors, is a Distinguished Research Fellow and Associate Director at the Genomics Research Center, Academia Sinica.
     On June 16, 2009, we entered into an agreement to lease approximately 10,000 square feet of space in Hialeah, Florida to house manufacturing and service operations for our ophthalmic instrumentation business (the “Hialeah Facility”) from an entity controlled by Dr. Frost and Dr. Jane Hsiao. Pursuant to the terms of a lease agreement, which is effective as of February 1, 2009, gross rent is $0.1 million per year for a one-year lease which was extended, for one additional year. From April 2008 through January 2009, we leased 20,000 square feet at the Hialeah Facility from a third party landlord pursuant to a lease agreement which contained an option to purchase the facility. We initially elected to exercise the option to purchase the Hialeah Facility in September 2008. Prior to closing, however, we assigned the right to purchase the Hialeah Facility to an entity controlled by Drs. Frost and Hsiao and leased a smaller portion of the facility as a result of several factors, including our inability to obtain outside financing for the purchase, current business needs, the reduced operating costs for the smaller space and the minimization of risk and expense of unutilized space.

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
     We reimburse Dr. Frost for Company-related use by Dr. Frost and our other executives of an airplane owned by a company that is beneficially owned by Dr. Frost. We reimburse Dr. Frost in an amount equal to the cost of a first class airline ticket between the travel cities for each executive, including Dr. Frost, traveling on the airplane for Company-related business. We do not reimburse Dr. Frost for personal use of the airplane by Dr. Frost or any other executive; nor do we pay for any other fixed or variable operating costs of the airplane. For the three and nine months ended September 30, 2010, we reimbursed Dr. Frost approximately $5 thousand and $30 thousand, respectively, for Company-related travel by Dr. Frost and other OPKO executives. For the three and nine months ended September 30, 2009, we reimbursed Dr. Frost approximately $9 thousand and $55 thousand, respectively, for Company-related travel by Dr. Frost and other OPKO executives.
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
NOTE 10 SEGMENTS
     We currently manage our operations in two reportable segments, pharmaceutical and instrumentation segments. The pharmaceutical segment consists of two operating segments, our (i) pharmaceutical research and development segment which is focused on the research and development of pharmaceutical products, diagnostic tests and vaccines, and (ii) the pharmaceutical operations we acquired in Chile and Mexico through the acquisition of OPKO Chile and Exakta-OPKO. The instrumentation segment consists of ophthalmic instrumentation products and the activities related to the research, development, manufacture and commercialization of those products. There are no inter-segment sales. We evaluate the performance of each segment based on operating profit or loss. There is no inter-segment allocation of interest expense and income taxes.

     Information regarding our operations and assets for the two segments and the unallocated corporate operations as well as geographic information are as follows:

	For the three months ended September 30,		For the nine months ended September 30,
(in thousands)	2010	2009	2010	2009
Revenue
Pharmaceutical	$5,677	$—	$16,262	$—
Instrumentation	1,922	1,501	6,714	6,149

	$7,599	$1,501	$22,976	$6,149

Operating loss
Pharmaceutical	$(1,310)	$(510)	$(3,369)	$(7,158)
Instrumentation	(2,587)	(1,790)	(4,521)	(3,779)
Corporate	(2,847)	(3,554)	(8,447)	(8,746)

	$(6,744)	$(5,854)	$(16,337)	$(19,683)

Depreciation and amortization
Pharmaceutical	$536	$10	$1,579	$23
Instrumentation	445	447	1,333	1,338
Corporate	45	9	78	40

	$1,026	$466	$2,990	$1,401

Revenue
United States	$335	$233	$704	$474
Chile	4,517	—	13,711	—
Mexico	1,200	—	2,591	—
All others	1,547	1,268	5,790	5,675

	$7,599	$1,501	$22,976	$6,149

	As of
	September 30, 2010	December 31, 2009
Assets
Pharmaceutical	$39,985	$28,813
Instrumentation	9,200	12,262
Corporate	18,646	46,355

	$67,831	$87,430

     During the three months ended September 30, 2010, our largest customer represented approximately 12% of our total revenue. During the three months ended September 30, 2009, our two largest customers represented approximately 17%, and 10%, respectively, of our revenue. During the nine months ended September 30, 2010, our largest customer represented approximately 14% of our total revenue. During the nine months ended September 30, 2009, our three largest customers represented approximately 18%, 14%, and 12%, respectively, of our revenue. As of September 30, 2010, two customers represented approximately 29% and 11% of our accounts receivable balance, respectively. As of December 31, 2009, two customers represented 32% and 19%, respectively, of our accounts receivable balance.
NOTE 11 SUBSEQUENT EVENTS
     On November 1, 2010, we received notification from the U.S. Internal Revenue Service that we were awarded $0.7 million in grants under section 48D of the internal revenue code for research and development expenses incurred during 2009 and 2010.
     On November 3, 2010, we announced that we made an investment in Fabrus, LLC, a privately held early stage biotechnology company with next generation therapeutic antibody drug discovery and development capabilities. In exchange for the Company’s investment, the Company acquired approximately 13% of Fabrus’ outstanding membership interests on a fully diluted basis for $0.7 million.
     We have reviewed all subsequent events and transactions that occurred after the date of our September 30, 2010 consolidated balance sheet date, through the time of filing this Quarterly Report on Form 10-Q on November 9, 2010.
NOTE 12 RESTATEMENT OF FINANCIAL STATEMENTS
     The Company has restated its previously issued consolidated financial statements as of and for the quarter ended September 30, 2009, and as of and for the year ended December 31, 2009, to reflect the Company’s determination that it did not properly account for the September 28, 2009 Series D Convertible Preferred Stock (the “Preferred Stock”) offering. In connection with the issuance of 1,209,667 shares of Preferred Stock, we issued warrants to purchase up to an aggregate of 3,024,194 shares of our Common Stock at an exercise price of $2.48 per share. The Company should have allocated the $30 million in proceeds received from the issuance of the Preferred Stock and warrants to those instruments based on their relative fair values, which would have resulted in a $3.9 million beneficial conversion feature. Because the Preferred Stock was immediately convertible into common stock, the beneficial conversion feature should have been immediately recognized as a deemed dividend and should have increased the loss attributable to common shareholders. In addition, the Company is correcting the classification of the Series D Convertible Preferred Stock from a component of equity to the mezzanine section of the balance sheet.

     The Company’s restated consolidated financial statements reflect the following changes:

	December 31, 2009
(in thousands)	As reported	Adjustment	Restated
Total Liabilities	$29,703	$—	$29,703

Series D Preferred Stock	—	26,128	26,128

Shareholders’ equity
Series A Preferred Stock	10	—	10
Series D Preferred Stock	12	(12)	—
Common Stock	2,538	—	2,538
Treasury Stock	(61)	—	(61)
Additional paid-in capital	393,144	(26,116)	367,028
Accumulated deficit	(339,229)	—	(339,229)
Cumulative translation adjustment	1,313	—	1,313

Total shareholders’ equity	57,727	(26,128)	31,599

Total liabilities, Series D Preferred Stock and shareholders’ equity	$87,430	$—	$87,430

	For the three months ended September 30, 2009			For the nine months ended September 30, 2009
(in thousands)	As Reported	Adjusted	Restated	As Reported	Adjusted	Restated
Net loss	$(6,354)	$—	$(6,354)	$(21,027)	$—	$(21,027)
Preferred stock dividend	(72)	(3,872)	(3,944)	(188)	(3,872)	(4,060)

Net loss attributable to common shareholders	$(6,426)	(3,872)	$(10,298)	$(21,215)	(3,872)	$(25,087)

Basic and diluted loss per share	$(0.03)	$(0.02)	$(0.04)	$(0.09)	$(0.02)	$(0.11)

Weighted average number of common shares outstanding, basic and diluted	252,986,149		252,986,149	226,273,290		226,273,290
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
OVERVIEW
     You should read this discussion together with the condensed consolidated financial statements, related Notes, and other financial information included elsewhere in this report and in our Annual Report on Form 10-K for the year ended December 31, 2009 (the “Form 10-K”). The following discussion contains assumptions, estimates and other forward-looking statements that involve a number of risks and uncertainties, including those discussed under “Risk Factors,” in Part II, Item 1A of our Form 10-K for the year ended December 31, 2009 and in other reports filed by us with the SEC. These risks could cause our actual results to differ materially from those anticipated in these forward-looking statements.
     We are a specialty healthcare company involved in the discovery, development and commercialization of pharmaceutical products, medical devices, vaccines, diagnostic technologies and imaging systems. Initially focused on the treatment and management of ophthalmic diseases, we have since expanded into other areas of major unmet medical need. To date, we have devoted a significant portion of our efforts towards research and development. As of September 30, 2010, we had an accumulated deficit of $357.6 million. Since we do not generate revenue from any of our pharmaceutical product candidates and have only generated limited revenue from our pharmaceutical operations in Chile and Mexico and our instrumentation business, we expect to continue to generate significant losses in connection with the research and development activities relating to our product candidates and other technologies. Such research and development activities are budgeted to expand over time and will require further resources if we are to be successful. As a result, we believe that our operating losses are likely to be substantial over the next several years. We will need to obtain additional funds to further develop our research and development programs, and there can be no assurance that additional capital will be available to us on acceptable terms, or at all.
RESULTS OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
     Revenue. Revenue for the three months ended September 30, 2010, was $7.6 million, compared to $1.5 million for the comparable 2009 period. The increase in revenue during the three months ended September 30, 2010 is primarily due to revenue from our pharmaceutical businesses in Chile and Mexico, respectively. We acquired Pharma Genexx S.A., (“OPKO Chile”), in October 2009 and Pharmacos Exakta S.A. de C.V. (“Exakta-OPKO”) in February 2010. As a result, the 2009 period reflects revenue only from our instrumentation business. Revenue from our instrumentation business increased from the 2009 period, as a result of increased demand for our OCT/SLO and ultrasound products in international markets.
     Gross margin. Gross margin for the three months ended September 30, 2010, was $2.3 million compared to $0.4 million for the comparable period of 2009. Gross margin for the three months ended September 30, 2010, increased from the 2009 period primarily as a result of the gross margin generated by our pharmaceutical business.
     Selling, general and administrative expense. Selling, general and administrative expense for the three months ended September 30, 2010, was $6.0 million compared to $3.1 million of expense for the comparable period of 2009. The increase in selling, general and administrative expenses primarily reflects the increase in selling expenses related to our pharmaceutical business. Selling, general and administrative expenses during the three months ended September 30, 2010 and 2009, primarily include personnel expenses, including equity-based compensation expense of $1.2 million and $0.8 million, respectively, and professional fees.
     Research and development expense. Research and development expense during the three months ended September 30, 2010 and 2009, was $2.1 million and $2.8 million, respectively. The decrease for the three months ended September 30, 2010, primarily reflects decreased equity-based compensation expense and professional fees, partially offset by increased activities related to our rolapitant and molecular diagnostics development programs. Research and development expenses during the three months ended September 30, 2010, includes equity-based compensation expense of $0.2 million, compared to $1.0 million for the 2009 period.
     Other operating expenses. Other operating expenses for the three months ended September 30, 2010, as compared to the three months ended September 30, 2009, increased by $0.6 million primarily as a result of the amortization of the intangible assets recorded as part of the acquisition of OPKO Chile and also includes amortization of intangible assets recorded as part of the acquisitions of OTI and Exakta-OPKO. The 2009 period only includes the amortization expense of the intangible assets acquired from OTI.

     Other income and expenses, net. Other income and expense, net was $0.3 million for the three months ended September 30, 2010 compared to other income and expense, net of $0.5 million for the comparable 2009 period. Other income primarily consists of interest earned on our cash and cash equivalents and other expense primarily includes foreign currency expense during the 2010 period. Other expense during the 2009 period primarily reflects the interest incurred on our line of credit with The Frost Group LLC (the “Frost Group”). On June 2, 2010, we repaid all amounts outstanding on the Frost Group line of credit including $12 million in principal and $4.1 million in interest. We have the ability to redraw funds under the line of credit until its expiration in January 2011. The Frost Group members include a trust controlled by Dr. Frost, who is the Company’s Chief Executive Officer and Chairman of the board of directors, Dr. Jane H. Hsiao, who is the Vice Chairman of the board of directors and Chief Technical Officer, Steven D. Rubin who is Executive Vice President — Administration and a director of the Company and Rao Uppaluri who is the Chief Financial Officer of the Company.
     Income taxes. For the three months ended September 30, 2010, our income tax provision reflects the income tax payable in Chile, partially offset by our refundable Canadian provincial tax credit. This credit relates to research and development expenses incurred at our OTI locations. The income tax benefit for the three months ended September 30, 2009, reflect only the refundable Canadian provincial tax credit.
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
     Revenue. Revenue for the nine months ended September 30, 2010, was $23.0 million, compared to $6.1 million for the comparable 2009 period. The increase in revenue during the first nine months of 2010 is primarily due to revenue from our OPKO Chile and Exakta-OPKO pharmaceutical businesses in Chile and Mexico. We acquired OPKO Chile in October 2009 and Exakta-OPKO in February 2010. As a result, the 2009 period reflects revenue only from our instrumentation business, which increased slightly during 2010.
     Gross margin. Gross margin for the nine months ended September 30, 2010, was $7.3 million compared to $1.8 million for the comparable period of 2009. Gross margin for the nine months ended September 30, 2010, increased from the 2009 period primarily as a result of the gross margin generated by our pharmaceutical business.
     Selling, general and administrative expense. Selling, general and administrative expense for the nine months ended September 30, 2010, was $15.9 million compared to $9.3 million of expense for the comparable period of 2009. The increase in selling, general and administrative expenses primarily reflects the increase in selling expenses related to our pharmaceutical business, as well as professional fees. Selling, general and administrative expenses during the first nine months of 2010 and 2009, primarily include personnel expenses, including equity-based compensation expense of $3.4 million and $2.3 million, respectively, and professional fees.
     Research and development expense. Research and development expense during the nine months ended September 30, 2010 and 2009, was $5.0 million and $11.0 million, respectively. The decrease for the nine months ended September 30, 2010, primarily reflects the inclusion during the 2009 period of the cost of the Phase III clinical trial for bevasiranib until March 6, 2009, when the trial was shut down. The 2009 period includes the shutdown costs of the trial, including transitioning patients from the trial onto the standard of care therapy. The shutdown costs also include the cost of analyzing the data collected and performing statistical analysis. Partially offsetting the decrease in research and development expense was increased activity related to our rolapitant and molecular diagnostic testing development programs. The nine months ended September 30, 2010, includes equity-based compensation expense of $0.7 million, compared to $1.2 million for the 2009 period.
     Other operating expenses. Other operating expenses for the nine months ended September 30, 2010, as compared to the nine months ended September 30, 2009, increased by $1.6 million primarily as a result of the amortization of the intangible assets recorded as part of the acquisition of OPKO Chile and also include amortization of intangible assets recorded as part of the acquisitions of OTI and Exakta-OPKO. The 2009 period only includes amortization of the intangible assets acquired from OTI.
     Other income and expenses, net. Other income and expense, net was $1.1 million for the first nine months of 2010 compared to $1.4 million for the comparable 2009 period. Other income primarily consists of interest earned on our cash and cash equivalents and other expense primarily reflects the interest incurred on our line of credit with the Frost Group. The decrease reflects the repayment on June 2, 2010 of all amounts outstanding on the Frost Group line of credit.

     Income taxes. For the nine months ended September 30, 2010, our income tax provision reflects the income tax payable in Chile, partially offset by our refundable Canadian provincial tax credit. This credit relates to research and development expenses incurred at our OTI locations. The income tax benefit for the nine months ended September 30, 2009, reflect only the refundable Canadian provincial tax credit.
LIQUIDITY AND CAPITAL RESOURCES
     At September 30, 2010, we had cash and cash equivalents of approximately $15.2 million. Cash used in operations during 2010 primarily reflects expenses related to selling, general and administrative activities related to our corporate and instrumentation operations, as well as our Chilean operations. Since our inception, we have not generated sufficient income and our primary source of cash has been from the private placement of stock and through credit facilities available to us.
     In connection with our acquisition of OPKO Chile, we have outstanding lines of credit in the aggregate amount of $18.4 million with seven financial institutions in Chile, of which, $9.8 million is unused. The average interest rate on these lines of credit is approximately 4%. These lines of credit are short-term and are generally due within three months. These lines of credit are used primarily as a source of working capital for inventory purchases. The highest balance at any time during the three months ended September 30, 2010 was $14.6 million. We intend to continue to enter into these lines of credit as needed. There is no assurance that this or other funding sources will be available to us on acceptable terms, or at all.
     We currently have an unutilized $12.0 million line of credit with the Frost Group, a related party. On June 2, 2010, we repaid all amounts outstanding on the line of credit including $12 million in principal and $4.1 million in interest. We are obligated to pay interest upon maturity, capitalized quarterly, on outstanding borrowings under the line of credit at an 11% annual rate, which is due January 11, 2011. The line of credit is collateralized by all of our US based personal property except our intellectual property.
     We expect to incur losses from operations for the foreseeable future. We expect to incur substantial research and development expenses, including expenses related to the hiring of personnel and additional clinical trials. We expect that selling, general and administrative expenses will also increase as we expand our sales, marketing and administrative staff and add infrastructure.
     We believe the cash and cash equivalents on hand and available to us at September 30, 2010 will be sufficient to meet our anticipated cash requirements for operations and debt service for the next 12 months. We based this estimate on assumptions that may prove to be wrong or are subject to change, and we may be required to use our available cash resources sooner than we currently expect. If we acquire additional products or companies, accelerate our product development programs or initiate additional clinical trials, we will need additional funds. Our future cash requirements will depend on a number of factors, including possible acquisitions, the continued progress of our research and development of product candidates, the timing and outcome of clinical trials and regulatory approvals, the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims, and other intellectual property rights, the status of competitive products, the availability of financing and our success in developing markets for our product candidates. If we are not able to secure additional funding when needed, we may have to delay, reduce the scope of, or eliminate one or more of our clinical trials or research and development programs.
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
     Equity-based compensation. We recognize equity based compensation as an expense in our financial statements and that cost is measured at the fair value of the award and expensed over the vesting period. Equity-based compensation arrangements to non-employees are recorded at their fair value on the measurement date. We estimate the grant-date fair value of our stock option grants using a valuation model known as the Black-Scholes-Merton formula or the “Black-Scholes Model” and allocate the resulting compensation expense over the corresponding requisite service period associated with each grant. The Black-Scholes Model requires the use of several variables to estimate the grant-date fair value of stock options including expected term, expected volatility, expected dividends and risk-free interest rate. We perform significant analyses to calculate and select the appropriate variable assumptions used in the Black-Scholes Model. We also perform significant analyses to estimate forfeitures of equity-based awards. We are required to adjust our forfeiture estimates on at least an annual basis based on the number of share-based awards that ultimately vest. The selection of assumptions and estimated forfeiture rates is subject to significant judgment and future changes to our assumptions and estimates may have a material impact on our Consolidated Financial Statements.
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
     Appraisals inherently require significant estimates and assumptions, including but not limited to, determining the timing and estimated costs to complete the in-process research and development projects, projecting regulatory approvals, estimating future cash flows and developing appropriate discount rates. We believe the estimated fair values assigned to the Exakta-OPKO assets acquired and liabilities assumed are based on reasonable assumptions. However, the fair value estimates for the purchase price allocation may change during the allowable allocation period, which is up to one year from the acquisition date, if additional information becomes available that would require changes to our estimates.
     Allowance for doubtful accounts and revenue recognition. Generally, we recognize revenue from product sales when goods are shipped and title and risk of loss transfer to our customers. Certain of our products are sold directly to end-users and require that we deliver, install and train the staff at the end-users’ facility. As a result, we do not recognize revenue until the product is delivered, installed and training has occurred. Return policies in certain international markets for our medical device products provide for stringent guidelines in accordance with the terms of contractual agreements with customers. Our estimates for sales returns are based upon the historical patterns of products returned matched against the sales from which they originated, and management’s evaluation of specific factors that may increase the risk of product returns. We analyze accounts receivable and historical bad debt levels, customer credit worthiness and current economic trends when evaluating the adequacy of the allowance for doubtful accounts using the specific identification method. Our reported net loss is directly affected by management’s estimate of the collectability of accounts receivable. The allowance for doubtful accounts recognized in our consolidated balance sheets at September 30, 2010 and December 31, 2009 was $1.1 million and $0.4 million, respectively.
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
     Foreign Currency Exchange Rate Risk – Our primary foreign currency exchange rate risk is derived primarily by our operations in Chile and Mexico. Although we do not speculate in the foreign exchange market, we may from time to time manage exposures that arise in the normal course of business related to fluctuations in foreign currency exchange rates by entering into offsetting positions through the use of foreign exchange forward contracts. Certain firmly committed transactions are hedged with foreign exchange forward contracts. As exchange rates change, gains and losses on the exposed transactions are partially offset by losses and gains related to the hedging contracts. Both the exposed transactions and the hedging contracts are translated at current spot rates, with gains and losses included in earnings.
     Our derivative activities, which consist of foreign exchange forward contracts, are initiated to hedge forecasted cash flows that are exposed to foreign currency risk. The foreign exchange forward contracts generally require us to exchange local currencies for foreign currencies based on pre-established exchange rates at the contracts’ maturity dates. As exchange rates change, gains and losses on these contracts are generated based on the change in the exchange rates that are recognized in the consolidated statement of operations at maturity, and offset the impact of the change in exchange rates on the foreign currency cash flows that are hedged. If the counterparties to the exchange contracts do not fulfill their obligations to deliver the contracted currencies, we could be at risk for currency related fluctuations. We enter into these contracts with counterparties that we believe to be creditworthy and do not enter into any leveraged derivative transactions. We had $8.0 million in foreign exchange forward contracts outstanding at September 30, 2010, primarily to hedge Chilean-based operating cash flows against US dollars. If Chilean Pesos were to strengthen in relation to the US dollar, our hedged foreign currency cash-flows expense would be offset by a loss on the derivative contracts, with a net effect of zero.
     We do not engage in trading market risk sensitive instruments or purchasing hedging instruments or “other than trading” instruments that are likely to expose us to significant market risk, whether interest rate, foreign currency exchange, commodity price or equity price risk.
     Interest Rate Risk – Our exposure to market risk relates to our cash and investments and to our borrowings. We maintain an investment portfolio of money market funds and treasury securities. The securities in our investment portfolio are not leveraged, and are, due to their very short-term nature, subject to minimal interest rate risk. We currently do not hedge interest rate exposure. Because of the short-term maturities of our investments, we do not believe that a change in market interest rates would have a significant negative impact on the value of our investment portfolio except for reduced income in a low interest rate environment. At September 30, 2010, we had cash and cash equivalents of $15.2 million. The weighted average interest rate related to our cash and cash equivalents for the three months ended September 30, 2010 was 0%. As of September 30, 2010, the principal value of our credit lines was $8.6 million, and have a weighted average interest rate of 5% for the nine months then ended.
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
Item 4. Controls and Procedures
     The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Securities and Exchange Commission (“SEC”) Rule 13a-15(e) as of September 30, 2010. Based on that evaluation, management has concluded that the Company’s disclosure controls and procedures are effective to ensure that information the Company is required to disclose in reports that it files or submits under the Securities Exchange Act is accumulated and communicated to management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
Changes to the Company’s Internal Control Over Financial Reporting
     As part of the Company’s September 30, 2010 close process, the Company identified that it had not properly accounted for a beneficial conversion feature on, and the classification of convertible preferred stock. As a result, the Company has implemented additional controls and procedures over financial reporting including adding additional review procedures on its complex accounting issues. In addition, in connection with our acquisitions of Exakta-OPKO and OPKO Chile, we continue to implement a new accounting system, as well as standards and procedures, upgrading and establishing controls over accounting systems and adding employees who are trained and experienced in the preparation of financial statements in accordance with U.S. GAAP to ensure that we have appropriate internal control over financial reporting at Exakta-OPKO and OPKO Chile. Other than as set forth above with respect to Exakta-OPKO and OPKO Chile, there have been no changes to the Company’s internal control over financial reporting that occurred during the Company’s third fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     We are a party to litigation in the ordinary course of business. We do not believe that any such litigation will have a material adverse effect on our business, financial condition or results of operations.

Item 1A. Risk Factors
     Except as set forth below, there have been no material changes from the risk factors as previously disclosed in the Item 1A of the Company Annual Report on Form 10-K for the year ended December 31, 2009.
     The conversion of shares of our preferred stock or exercise of warrants we have issued may result in dilution to the holders of our common stock and cause the price of our common stock to decline.
     As of September 30, 2010, we had 955,029 outstanding shares of Series A Preferred Stock and 1,209,677 shares of Series D Preferred Stock, which were convertible as of such date into 955,059 and 12,096,770 shares of our common stock, respectively, plus any accrued and unpaid dividends, if any. In addition, as of September 30, 2010, we had outstanding warrants to purchase 29,194,867 shares of our common stock. The conversion of outstanding shares of our Series A Preferred Stock and Series D Preferred Stock and the exercise of warrants may result in substantial dilution to our existing stockholders and could have a material adverse effect on our stock price. The possibility of the issuance of shares of our common stock upon the conversion of our preferred stock or the exercise of warrants could cause our stock price to decline as well. In addition, our preferred stockholders have dividend priority and liquidation preferences over shares of our common stock. Thus, the rights of the holders of common stock are and will be subject to, and may be adversely affected by, the rights of the holders of our preferred stock. As of September 30, 2010, our Series A Preferred Stock and Series D Preferred Stock had liquidation preferences of $2.6 million and $32.4 million, respectively.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     None.
Item 3. Defaults Upon Senior Securities
     None.
Item 4. (Removed and Reserved)
Item 5. Other Information
     None.
Item 6. Exhibits.

Exhibit 2.1(1)	Merger Agreement and Plan of Reorganization, dated as of March 27, 2007, by and among Acuity Pharmaceuticals, Inc., Froptix Corporation, eXegenics, Inc., e-Acquisition Company I-A, LLC, and e-Acquisition Company II-B, LLC.

Exhibit 2.2(4)+	Securities Purchase Agreement dated May 2, 2008, among Vidus Ocular, Inc., OPKO Instrumentation, LLC, OPKO Health, Inc., and the individual sellers and noteholders named therein.

Exhibit 2.3(5)	Purchase Agreement, dated February 17, 2010, among Ignacio Levy García and José de Jesús Levy García, Inmobiliaria Chapalita, S.A. de C.V., Pharmacos Exakta, S.A. de C.V., OPKO Health, Inc., OPKO Health Mexicana S. de R.L. de C.V., and OPKO Manufacturing Facilities S. de R.L. de C.V.

Exhibit 3.1(2)	Amended and Restated Certificate of Incorporation.

Exhibit 3.2(3)	Amended and Restated By-Laws.

Exhibit 4.1(1)	Form of Common Stock Warrant.

Exhibit 31.1	Certification by Phillip Frost, Chief Executive Officer, pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended September 30, 2010.

Exhibit 31.2	Certification by Rao Uppaluri, Chief Financial Officer, pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended September 30, 2010.

Exhibit 32.1	Certification by Phillip Frost, Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended September 30, 2010.

Exhibit 32.2	Certification by Rao Uppaluri, Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended September 30, 2010.

+	Certain confidential material contained in the document has been omitted and filed separately with the Securities and Exchange Commission.

(1)	Filed with the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 2, 2007, and incorporated herein by reference.

(2)	Filed with the Company’s Current Report on Form 8-A filed with the Securities and Exchange Commission on June 11, 2007, and incorporated herein by reference.

(3)	Filed with the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2008 and incorporated herein by reference.

(4)	Filed with the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 8, 2008 for the Company’s three-month period ended June 30, 2008, and incorporated herein by reference.

(5)	Filed with the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 10, 2010 for the Company’s three-month period ended March 31, 2010, and incorporated herein by reference.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 9, 2010	OPKO Health, Inc.
/s/ Adam Logal
Adam Logal
Executive Director of Finance, Chief Accounting Officer and Treasurer

Exhibit Index

Exhibit Number	Description
Exhibit 31.1	Certification by Phillip Frost, Chief Executive Officer, pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended September 30, 2010.

Exhibit 31.2	Certification by Rao Uppaluri, Chief Financial Officer, pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended September 30, 2010.

Exhibit 32.1	Certification by Phillip Frost, Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended September 30, 2010.

Exhibit 32.2	Certification by Rao Uppaluri, Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended September 30, 2010.