Form 10-K/A
period 2009-12-31
Opko Health, Inc.
filed 2010-11-10
CIK 944809

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
4400 Biscayne Blvd., FL 33137
(Address of Principal Executive Offices, Zip Code)
Registrant’s Telephone Number, Including Area Code: (305) 575-4100
Securities registered pursuant to section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $.01 par value per share	NYSE Amex
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
     As of November 3, 2010 the registrant had 255,356,326 shares of common stock outstanding.
Documents Incorporated by Reference
     Portions of the registrant’s definitive proxy statement for its 2010 Annual Meeting of Stockholders are incorporated by reference in Items 10, 11, 12, 13, and 14 of Part III of this Annual Report on Form 10-K.
Explanatory Note
     OPKO Health, Inc. (the “Company”) is filing this Amendment No. 1 to the Annual Report on Form 10-K (the “Form 10-K/A”) to amend its Annual Report on Form 10-K for the year ended December 31, 2009, which was filed with the Securities and Exchange Commission (“SEC”) on March 17, 2010 (the “Original Filing” and together with the Form 10-K/A, the “Form 10-K”) to include restated financial statements as described in Note 21 to the consolidated financial statements. The Company has restated its previously issued consolidated financial statements as of and for the year ended December 31, 2009, to reflect the Company’s determination that it did not properly account for the September 28, 2009 Series D Convertible Preferred Stock (the “Preferred Stock”) offering. In connection with the issuance of 1,209,667 shares of Preferred Stock, we issued warrants to purchase up to an aggregate of 3,024,194 shares of our common stock at an exercise price of $2.48 per share. The Company should have allocated the $30 million in proceeds received from the issuance of the Preferred Stock and warrants to those instruments based on their relative fair values, which would have resulted in a $3.9 million beneficial conversion feature. Because the Preferred Stock was immediately convertible into common stock, the beneficial conversion feature should have been immediately recognized as a deemed dividend and should have increased the loss attributable to common shareholders. In addition, the Company is correcting the classification of the Preferred Stock from a component of equity to the mezzanine section of the balance sheet.
     The revisions relate to non-operating and non-cash items as of and for the quarter ended September 30, 2009, and as of and for the year ended December 31, 2009, and did not impact the Company’s consolidated financial statements for periods prior to September 30, 2009. The restatement does not change the Company’s previously reported revenues, operating income or cash and cash equivalents shown in its consolidated financial statements for the year ended December 31, 2009.
     In connection with the determination to restate its consolidated financial statements for the year ended December 31, 2009, management has concluded that deficiencies relating to the accounting for a beneficial conversion feature, and the classification of convertible preferred stock rise to the level of a material weakness, and accordingly will include an amended Item 9A in the Form 10-K/A when filed. A ‘‘material weakness’’ is defined as a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.
     This Form 10-K/A amends the following items in the Company’s Original Filing to reflect the change in accounting treatment:
     Part II, Item 6. Selected Financial Data
     Part II, Item 8. Financial Statements and Supplementary Data
     Part II, Item 9A. Controls and Procedures
     Part IV, Item 15. Exhibits, Financial Statement Schedules
     Other than as described above, none of the other disclosures in the Original Filing have been amended or updated. Among other things, forward-looking statements made in the Original Filing have not been revised to reflect events that occurred or facts that became known to the Company after the filing of the Original Filing, and such forward-looking statements should be read in their historical context. Accordingly, this Annual Report on Form 10-K/A should be read in conjunction with the Company’s filings with the Securities and Exchange Commission subsequent to the Original Filing. Quarterly reports on Form 10-Q during the year ended December 31, 2009 affected by the restatements have not been amended and should not be relied upon.

Page

Part II.

Item 6. Selected Financial Data	4

Item 8. Financial Statements and Supplementary Data	5

Item 9A. Controls and Procedures	41

Part IV.

Item 15. Exhibits, Financial Statements Schedules

Signatures	42

Certifications	43
EX-23.1
EX-31.1
EX-31.2
EX-32.1
EX-32.2

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

				For the period
	For the years ended December 31,			from inception
	2009			June 23, 2006
	(restated,			through
	Refer to Note			December 31,
(in thousands, except share and per shares information)	21)	2008	2007	2006
Statement of operations data
Revenue	$13,147	$9,440	$847	$—
Cost of goods sold	9,567	8,559	808	—

Gross margin	3,580	881	39	—
Operating expenses:
Selling, general and administrative	13,518	14,790	12,466	375
Research and development	12,881	21,562	10,850	508
Write-off of acquired in-process research and development	2,000	1,398	243,761	—
Other operating expenses; primarily amortization of intangible assets	3,201	1,694	150	—

Total operating expenses	31,600	39,444	267,227	883

Operating loss	(28,020)	(38,563)	(267,188)	(883)
Other (expense) income, net	(2,034)	(1,354)	(671)	6

Loss before income taxes and investment losses	(30,054)	(39,917)	(267,859)	(877)
Income tax benefit	294	83	83	—

Net loss before investment losses	(29,760)	(39,834)	(267,776)	(877)
Loss from investments in investees	(353)	—	(629)	—

Net loss	(30,113)	(39,834)	(268,405)	(877)
Preferred stock dividend	(4,718)	(217)	(217)	—

Net loss attributable to common shareholders	$(34,831)	$(40,051)	$(268,622)	$(877)

Loss per share, basic and diluted	$(0.15)	$(0.21)	$(2.09)	$(0.01)

Weighted average number of common shares outstanding — basic and diluted	233,191,617	187,713,041	128,772,080	58,733,556
Balance sheet data
Total assets	$87,430	$21,764	$39,568	$116
Working capital	$50,795	$5,754	$19,489	$21
Long-term line of credit with related party, notes payable, and capital lease obligations, net	$11,932	$11,867	$14,235	$—
Series D Preferred Stock	$26,128	$—	$—	$—
Shareholders’ equity	$31,599	$359	$16,784	$21

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
As discussed in Note 21, the consolidated financial statements have been restated to correct the accounting for a beneficial conversion feature and the classification of convertible preferred stock.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), OPKO Health, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 17, 2010, except for the effects of the material weakness described in the seventh paragraph of that report, as to which the date is November 10, 2010, expressed an adverse opinion thereon.

/s/ Ernst & Young LLP
Certified Public Accountants

Miami, Florida
March 17, 2010, except for the effects
     of the restatement described in Note 21,
     as to which the date is November 10, 2010

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
In our report dated March 17, 2010, we expressed an unqualified opinion that the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria. Management has subsequently determined that a deficiency in controls relating to the accounting for a beneficial conversion feature and the classification of convertible preferred stock existed as of the previous assessment date, and has further concluded that such deficiency represented a material weakness as of December 31, 2009. As a result, management has revised its assessment, as presented in the accompanying Management’s Report on Internal Control over Financial Reporting, to conclude that the Company’s internal control over financial reporting was not effective as of December 31, 2009. Accordingly, our present opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009, as expressed herein, is different from that expressed in our previous report.
A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment. In its assessment as of December 31, 2009, management identified a material weakness in the Company’s accounting for a beneficial conversion feature and the classification of convertible preferred stock and, as a result, concluded the Company’s previously reported preferred stock dividend, net loss attributable to common shareholders and loss per share, basic and diluted, had been understated and its convertible preferred stock should have been reported outside of shareholders’ equity. The insufficient controls over the recording of a beneficial conversion feature and the classification of preferred stock resulted in the restatement of the Company’s consolidated financial statements as of and for the year ended December 31, 2009. We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of OPKO Health, Inc. and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2009. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2009 consolidated financial statements, and this report does not affect our report dated March 17, 2010, except for Note 21, as to which the date is November 10, 2010, on those consolidated financial statements (as restated).
In our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, OPKO Health, Inc. and subsidiaries has not maintained effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

/s/ Ernst & Young LLP
Certified Public Accountants

Miami, Florida
March 17, 2010, except for
     the effects of the material weakness described in the
     seventh paragraph above, as to which the date is November 10, 2010

OPKO Health, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31,
	2009
	(restated, Refer to
	Note 21)	2008
ASSETS
Current assets
Cash and cash equivalents	$42,658	$6,678
Accounts receivable, net	8,767	1,005
Inventory, net	10,520	4,063
Current tax asset	109	—
Prepaid expenses and other current assets	1,764	1,720

Total current assets	63,818	13,466
Property and equipment, net	593	659
Intangible assets, net	12,722	6,336
Goodwill	5,408	1,097
Investments	4,447	—
Deferred tax assets	427	—
Other assets	15	206

Total assets	$87,430	$21,764

LIABILITIES, SERIES D PREFERRED STOCK AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$4,784	$2,221
Accrued expenses	3,918	5,394
Current portion of lines of credit and notes payable	4,321	97

Total current liabilities	13,023	7,712
Long-term liabilities – interest payable to related party	3,409	1,826
Deferred tax liabilities	1,339	—
Line of credit with related party, net unamortized discount of $68 and $133, respectively	11,932	11,867

Total liabilities	29,703	21,405
Commitments and contingencies

Series D Preferred Stock – $0.01 par value, 2,000,000 shares authorized; 1,209,677 and 0 shares issued and outstanding (liquidation value of $30,613 and $0) at December 31, 2009 and 2008, respectively	26,128	—

Shareholders’ equity
Series A Preferred stock – $0.01 par value, 4,000,000 shares authorized; 1,025,934 and 953,756 shares issued and outstanding (liquidation value of $2,564 and $2,384) at December 31, 2009 and 2008, respectively	10	10
Series C Preferred Stock – $0.01 par value, 500,000 shares authorized; No shares issued or outstanding	—	—

Common Stock – $0.01 par value, 500,000,000 shares authorized; 253,762,552 and 199,020,379 shares issued and outstanding at December 31, 2009 and 2008, respectively	2,538	1,991
Treasury stock (45,154 and 18,000 shares at December 31, 2009 and 2008, respectively)	(61)	(24)
Additional paid-in capital	367,028	307,498
Accumulated other comprehensive income	1,313	—
Accumulated deficit	(339,229)	(309,116)

Total shareholders’ equity	31,599	359

Total liabilities, Series D Preferred Stock and shareholders’ equity	$87,430	$21,764

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

OPKO Health, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share data)

	For the years ended December 31,
	2009
	(restated, Refer to
	Note 21)	2008	2007
Revenue	$13,147	$9,440	$847
Cost of goods sold, excluding amortization of intangible assets	9,567	8,559	808

Gross margin, excluding amortization of intangible assets	3,580	881	39

Operating expenses
Selling, general and administrative	13,518	14,790	12,466
Research and development	12,881	21,562	10,850
Write-off of acquired in-process research and development	2,000	1,398	243,761
Other operating expenses, principally amortization of intangible assets	3,201	1,694	150

Total operating expenses	31,600	39,444	267,227

Operating loss	(28,020)	(38,563)	(267,188)
Other expense, net	(2,034)	(1,354)	(671)

Loss before income taxes and investment losses	(30,054)	(39,917)	(267,859)
Income tax benefit	294	83	83

Loss before investment losses	(29,760)	(39,834)	(267,776)
Loss from investments in investees	(353)	—	(629)

Net loss	(30,113)	(39,834)	(268,405)
Preferred stock dividend	(4,718)	(217)	(217)

Net loss attributable to common shareholders	$(34,831)	$(40,051)	$(268,622)

Loss per share, basic and diluted	$(0.15)	$(0.21)	$(2.09)

Weighted average number of common shares outstanding, basic and diluted	233,191,617	187,713,041	128,772,080

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

OPKO Health, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands, except share data)
For the years ended December 31, 2007, 2008 and 2009 (restated, refer to Note 21)

	Series A Preferred								Additional
	Stock		Series C Preferred Stock		Common Stock		Treasury		Paid-In	Accumulated
	Shares	Dollars	Shares	Dollars	Shares	Dollars	Shares	Dollars	Capital	Deficit	Total
Balance at December 31, 2006	—	$—	—	$—	61,775,002	$618	—	$—	$280	$(877)	$21
Equity based compensation expense	—	—	—	—	—	—	—	—	7,373	—	7,373
Issuance of equity securities for net monetary assets at $0.42 per share	1,081,750	11	—	—	36,607,023	366	—	—	15,626	—	16,003
Issuance of equity securities to acquire Acuity Pharmaceuticals, Inc., at $2.65 per share	—	—	457,603	5	14,778,556	148	—	—	234,470	—	234,623
Issuance of equity securities to acquire Ophthalmic Technologies, Inc. at $2.57 per share	—	—	—	—	2,682,928	27	—	—	6,905	—	6,932
Issuance of equity securities to acquire software at $3.79 per share	—	—	—	—	30,000	—	—	—	114	—	114
Issuance of common stock in private placement to related party at 1.84 per share	—	—	—	—	10,869,565	109	—	—	19,891	—	20,000
Issuance of common stock upon automatic conversion of Series C preferred stock	—	—	(457,603)	(5)	45,760,300	457	—	—	(452)	—	—
Conversion of Series A preferred stock	(213,751)	(2)	—	—	213,751	2	—	—	—	—	—
Exercise of common stock options	—	—	—	—	641,972	6	—	—	117	—	123
Exercise of common stock warrants	—	—	—	—	4,985,511	50	—	—	(50)	—	—
Preferred stock dividend	86,800	1	—	—	—	—	—	—	(1)	—	—
Net loss for the year ended December 31, 2007	—	—	—	—	—	—	—	—	—	(268,405)	(268,405)

Balance at December 31, 2007	954,799	10	—	—	178,344,608	1,783	—	—	284,273	(269,282)	16,784
Equity-based compensation expense	—	—	—	—	—	—	—	—	6,730	—	6,730
Issuance of equity securities to acquire Vidus Ocular, Inc. at $1.65 per share	—	—	—	—	658,080	7	—	—	1,312	—	1,319
Correction of equity securities to Acuity	—	—	—	—	57,408	1	—	—	(1)	—	—
Exercise of common stock options	—	—	—	—	5,187,149	52	—	—	154	—	206
Exercise of common warrants	—	—	—	—	1,171,899	12	—	—	165	—	177
Issuance of common stock in private placement to related party at 1.11	—	—	—	—	13,513,514	135	—	—	14,865	—	15,000
Series A preferred stock dividend	86,678	1	—	—	—	—	—	—	—	—	1
Conversion of Series A preferred stock	(87,721)	(1)	—	—	87,721	1	—	—	—	—	—
Other disposition of assets for stock	—	—	—	—	—	—	(18,000)	(24)	—	—	(24)
Net loss for the year ended December 31, 2008	—	—	—	—	—	—	—	—	—	(39,834)	(39,834)

	Series A Preferred								Additional
	Stock		Series C Preferred Stock		Common Stock		Treasury		Paid-In	Accumulated
	Shares	Dollars	Shares	Dollars	Shares	Dollars	Shares	Dollars	Capital	Deficit	Total
Balance at December 31, 2008	953,756	10	—	—	199,020,379	1,991	(18,000)	(24)	307,498	(309,116)	359
Equity-based compensation expense	—	—	—	—	—	—	—	—	4,498	—	4,498
Exercise of common stock options	—	—	—	—	2,984,945	30	—	—	664	—	694
Exercise of common warrants	—	—	—	—	706,164	7	—	—	17	—	24
Issuance of common stock in private placement with related parties at $1.00 per share	—	—	—	—	20,000,000	200	—	—	19,800	—	20,000
Issuance of common stock in private placement, including related parties, at $1.00 per share	—	—	—	—	31,000,000	310	—	—	30,680	—	30,990
Relative fair value of warrants issued in connection with issuance of 8% Series D preferred stock (restated)	—	—	—	—	—	—	—	—	3,872	—	3,872
Series A preferred stock dividend	93,242	1	—	—	—	—	—	—	(1)	—	—
Conversion of Series A preferred stock	(21,064)	(1)	—	—	21,064	—	—	—	—	—	(1)
Restricted stock grant	—	—	—	—	30,000	—	—	—	—	—	—
Purchase of shares at $3.55	—	—	—	—	—	—	(27,154)	(37)	—	—	(37)
Comprehensive loss
Net loss for the year ended December 31, 2009	—	—	—	—	—	—	—	—	—	(30,113)	(30,113)
Cumulative translation adjustment net	—	—	—	—	—	—	—	—	—	1,313	1,313

Total comprehensive loss	—	—	—	—	—	—	—	—	—	(28,800)	(28,800)

Balance at December 31, 2009 (restated)	1,025,934	$10	—	$—	253,762,552	$2,538	(45,154)	$(61)	$367,028	$(337,916)	$31,599

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

OPKO Health, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the year ended
	December 31,
	2009	2008	2007
Cash flows from operating activities:
Net loss	$(30,113)	$(39,834)	$(268,405)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,357	1,823	184
Impairment of goodwill	1,097	—	—
Write-off of acquired in-process research and development	2,000	1,398	243,761
Accretion of debt discount related to notes payable	123	190	279
Losses from investments in investees	353	—	629
Equity based compensation – employees and non-employees	4,498	6,730	7,373
Provision for bad debts	73	204	—
Provision for inventory obsolescence	279	255	—
Foreign exchange	122	—	—
Loss on disposal of assets	—	148	—
Changes in:
Accounts receivable	(1,271)	590	(554)
Inventory	(928)	(2,104)	(317)
Prepaid expenses and other current assets	431	25	(789)
Other Assets	(276)	—	—
Accounts payable	(1,019)	(1,225)	(607)
Accrued expenses	(1,062)	2,506	1,497

Net cash used in operating activities	(23,336)	(29,294)	(16,949)
Cash flows from investing activities:
Investments in investees	(4,800)	—	(5,000)
Acquisition of businesses, net of cash	(15,632)	48	2,751
Acquisition of rolapitant	(2,000)	—	—
Purchase of marketable securities	(9,997)	—	—
Maturities of marketable securities	9,997	—	—
Capital expenditures	(172)	(378)	(489)

Net cash used in investing activities	(22,604)	(330)	(2,738)
Cash flows from financing activities:
Issuance of common stock for cash to related party	30,990	15,000	20,000
Issuance of common stock	20,000	—	16,284
Issuance of Series D preferred stock and warrants, including related parties	30,000	—	—
Borrowings under line of credit with related party	—	—	8,000
Proceeds from bridge loan with related party	3,000	—	—
Repayment of bridge loan with related party	(3,000)	—	—
Insurance financing and borrowings on lines of credit	529	371	152
Proceeds from the exercise of stock options and warrants	718	383	123
Repayments of notes payable and capital lease obligations	(317)	(2,825)	(1,615)

Net cash provided by financing activities	81,920	12,929	42,944

Net change in cash and cash equivalents	35,980	(16,695)	23,257
Cash and cash equivalents at beginning of year	6,678	23,373	116

Cash and cash equivalents at end of year	$42,658	$6,678	$23,373

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
Note 2 Acquisitions and Investments
     On October 12, 2009, we entered into an asset purchase agreement (the “Schering Agreement”) with Schering-Plough Corporation (“Schering”) to acquire rolapitant, our lead pharmaceutical product candidate, and other assets relating to Schering’s neurokinin-1 (“NK-1”) receptor antagonist program. Under the terms of the Schering Agreement, we paid Schering $2 million in cash upon closing and agreed to pay up to an additional $27 million upon certain development milestones. Rolapitant, the lead product in the NK-1 program, successfully completed Phase II clinical testing for prevention of nausea and vomiting related to cancer chemotherapy and surgery, and other indications. Phase I clinical testing has also been completed for a second compound in the same class. Development of rolapitant and the other assets had been stopped at the time of our acquisition and there were no ongoing clinical trials. None of the assets acquired have alternative future uses, nor have they reached a stage of technological feasibility.
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

     Effective September 21, 2009, the Company entered into an agreement pursuant to which the Company invested $2.5 million in cash in Cocrystal Discovery, Inc., a privately held biopharmaceutical company (“Cocrystal”) in exchange for 1,701,723 shares of Cocrystal’s Convertible Series A Preferred Stock. A group of investors led by the Frost Group (the “Frost Investors”), previously invested $5 million in Cocrystal, and agreed to invest an additional $5 million payable in two equal installments in September 2009 and March 2010. As a result of an amendment to the Frost Investor agreements dated June 9, 2009, OPKO, rather than the Frost Investors, made the first installment investment ($2.5 million) on September 21, 2009. Following the first investment, the members of the Frost Group owned a total of 2,948,645 shares of Cocrystal, representing 33.65% of Cocrystal’s voting stock on an as converted basis and the Gamma Trust owned a majority of those shares, owning 2,768,257 shares. On December 31, 2009 we owned approximately 20% of Cocrystal’s outstanding stock. Following the final installment investment of $2.5 million in Cocrystal by the Frost Investors in or around March 2010, the Company will own approximately 16% of Cocrystal and members of the Frost Group will own approximately 4,422,967 shares, representing 42% of Cocrystal’s voting stock on an as converted basis, including 4,152,386 held by the Gamma Trust. Dr. Frost, Mr. Rubin, and Dr. Hsiao currently serve on the Board of Directors of Cocrystal and represent 50% of its board.
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
     Property and Equipment. Property and equipment are recorded at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets, generally five to ten years and includes amortization expense for assets capitalized under capital leases. The estimated useful life by asset class are as follows: software — 3 years, machinery and equipment — 5-8 years, furniture and fixtures — 5-10 years and leasehold improvements — the lesser of their useful life or the lease term. Expenditures for repairs and maintenance are charged to expense as incurred, while betterments reduce accumulated depreciation. Depreciation expense was $0.2 million, $0.1 million, and $35 thousand for the years ended December 31, 2009, 2008, and 2007, respectively.
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

Note 4 Composition of Certain Financial Statement Captions

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

     The following table reflects the changes in the allowance for doubtful accounts, provision for inventory reserve and tax valuation allowance accounts:

	Beginning	Charged to		Charged to	Ending
(in thousands)	balance	expense	Written-off	other	balance
2009
Allowance for doubtful accounts	$(407)	(73)	130	—	$(350)

Provision for inventory reserve	$(255)	(279)	293	—	$(241)

Tax valuation allowance	(35,197)	(16,699)	—	199	$(51,697)

2008
Allowance for doubtful accounts	$(465)	(204)	150	112	$(407)

Provision for inventory reserve	$—	(255)	—	—	(255)

Tax valuation allowance	$(16,924)	$(19,137)	$—	$(864)	$(35,197)

Note 5 Debt
     We have a fully-drawn $12.0 million line of credit with the Frost Group. We are obligated to pay interest upon maturity, compounded quarterly, on outstanding borrowings under the line of credit at an 11% annual rate, which is due January 11, 2011. The line of credit is collateralized by all of our personal property except our intellectual property.
     In connection of our acquisition of Pharma Genexx, we have entered into lines of credit agreements with seven financial institutions in Chile. Those lines of credit are used primarily as a source of working capital for inventory purchases. The following table summarizes the lines of credit:

(in thousands)			Amount outstanding at December 31,
	Interest rate on	Maximum
Lender	borrowings	borrowings	2009	2008
The Frost Group LLC	11%	$12,000	$12,000	$12,000
Itau Bank	Libor +2.8%	2,000	270	—
Bank of Chile	Libor +2.8%	2,000	988	—
BICE Bank	Libor +2.8%	2,000	1,459	—
Santander Bank	Libor +2.8%	2,600	324	—
Corp Banca	Libor +2.8%	—	62	—
BBVA Bank	Libor +2.8%	3,500	1,216	—
Scotiabank	Libor +2.8%	2,500	—	—

Total		$26,600	$16,319	$12,000

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
Note 6 Equity Offerings (restated)
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

     The Company allocated the $30.0 million of proceeds from the Preferred Investment between the Series D Preferred Stock and the Warrants based on their relative fair values as follows:

(in thousands)
Series D Preferred Stock	$26,128
Warrants	3,872

Total	$30,000

     The Company allocated the $30 million in proceeds received from the issuance of the Preferred Stock and warrants to those instruments based on their relative fair values, which resulted in a $3.9 million beneficial conversion feature. The Company recorded the $3.9 million beneficial conversion feature as a further discount to the Series D Preferred Stock and an increase to additional paid-in capital. Because the Series D Preferred Stock was immediately convertible into shares of the Company’s common stock, the discount was immediately recognized as a deemed dividend and included in preferred stock dividends in accompanying consolidated statement of operations. Refer to Note 21.
     Because the Series D Preferred Stock contains redemption features that are not solely within the control of the Company, the Series D Preferred Stock is classified outside of permanent equity. The Series D Preferred Stock is recorded at this time at initial fair value and not at its Liquidation Amount as it is not probable that it will be redeemed.
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
Note 7 Shareholders’ Equity
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

	Number of	Weighted average
Warrants	warrants	exercise price	Expiration date
Outstanding at December 31, 2008	27,245,466
Issued	3,024,196
Exercised	(1,075,500)
Expired	—

Outstanding and Exercisable at December 31, 2009	29,194,162	$0.89	Various from September 2014 through March, 2017

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
     A summary of option activity under our stock plans as of December 31, 2009, and the changes during the year is presented below:

			Weighted average
			remaining	Aggregate intrinsic
		Weighted average	contractual term	value (in
Options	Number of options	exercise price	(years)	thousands)
Outstanding at December 31, 2008	11,977,437	$2.06	6.1	$7,807
Granted	5,538,500	$1.60
Exercised	(2,984,945)	$0.23
Forfeited	(1,324,936)	$0.96
Expired	(582,500)	$3.59

Outstanding at December 31, 2009	12,623,556	$2.36	5.5	$4,544

Vested and expected to vest at December 31, 2009	11,839,931	$2.35	5.5	$4,341

Exercisable at December 31, 2009	5,107,138	$2.41	5.1	$2,919

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

		Weighted average
		grant date fair
Options	Number of options	value
Nonvested at December 31, 2008	6,116,674	$2.28
Granted	5,538,500	$0.99
Forfeited	1,324,936	$2.15
Nonvested at December 31, 2009	7,516,418	$1.47
Restricted Stock
     In 2009, the Company issued 30,000 shares of restricted stock to one of its independent board members. The restricted stock was granted under our 2007 Equity Incentive Plan with a term of seven years and vesting occurring five years after the grant date with certain events which would accelerate the vesting of the award. The restricted stock was valued using the grant date fair value which was equivalent to the closing price on the grant date. We record the cost of restricted stock over the vesting period.
Note 9 Income Taxes
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
Other Income Tax Disclosures
     The significant elements contributing to the difference between the federal statutory tax rate and the effective tax rate are as follows:

	For the Year Ended	For the Year Ended	For the Year Ended
(in thousands)	December 31, 2009	December 31, 2008	December 31, 2007
Federal Statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	3.7	3.6	3.9
Foreign income tax	0.1	—	—
Acquired in-process research and development	(2.6)	(1.4)	(35.3)
Research and development tax credits	6.7	10.7	(0.1)
OID	5.0	—	—
Impairment of goodwill	(1.4)	—	—
Other permanent items	9.8	—	—
Change in valuation allowance	(55.3)	(48.0)	(2.1)
Other	0.0	0.3	(1.4)

Total	1.0%	0.2%	0.0%

     No income taxes were paid prior to 2009; we will be paying income tax in Chile for the 2009 year.
     The following table reconciles our losses before income taxes between U.S. and foreign jurisdictions:

	For the Year	For the Year	For the Year
	ended	ended	ended
	December 31,	December 31,	December 31,
(in thousands)	2009	2008	2007
Pre-tax loss
U.S.	$(29,214)	$(37,153)	$(267,542)
Foreign	(840)	$(2,764)	$(317)

Total	$(30,054)	$(39,917)	$(267,859)

Note 10 Supplemental Cash Flow Information
     Supplemental cash flow information is summarized as follows:

	For the Year	For the Year	For the Year
	ended	ended	ended
	December 31,	December 31,	December 31,
(in thousands)	2009	2008	2007
Interest paid	$95	$101	$370

Non-cash financing
Issuance of capital stock to acquire Acuity	$—	$—	$243,623

Issuance of capital stock to acquire OTI	$—	$—	$6,932

Issuance of capital stock to acquire Vidus and Other	$—	$1,319	$114

Note 11 Related Party Transactions
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
     During the years ending December 31, 2009, 2008, and 2007, we reimbursed SafeStitch Medical, Inc. (“SafeStitch”) approximately $0, $49 thousand, and $0, respectively, for time SafeStitch’s personnel spent assisting us with the implementation of certain quality and control standard operating procedures at our manufacturing facility in Toronto, Ontario. Dr. Hsiao serves as chairman of the board of directors for SafeStitch; and Steven Rubin and Richard Pfenniger, each of whom are members of our board of directors, also serve on the board of directors of SafeStitch.
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
Note 13 Commitments and Contingencies
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
Note 14 Strategic Alliances
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

Note 16 Segments
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

     During the year ended December 31, 2009, no customers represented greater than 10% of total revenue. During the year ended December 31, 2008, four customers represented 18%, 17%, 13%, and 11%, respectively, of our revenue. During the year ended December 31, 2007, four customers represented 19%, 18%, 13%, and 11%, respectively, of our revenue. As of December 31, 2009, two customers represented 32% and 19% of our accounts receivable balance. As of December 31, 2008, two customers represented 47% and 19% of our accounts receivable balance.
Note 17 Fair Value Measurement
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

Note 18 Derivative Contracts
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
     The outstanding contracts at the end of the year 2009 have been valued at fair value, and their maturity details are as follows:

(in thousands)		Fair value at
Days until maturity	Contract value	December 31, 2009	Effect on loss
0 to 30	$433	$448	$(15)
31 to 60	458	489	(31)
61 to 90	924	978	(54)
91 to 120	723	728	(5)
121 to 180	796	822	(26)
More than 180	2,970	2,990	(20)

Total	$6,304	$6,455	$(151)

Note 19 Selected Quarterly Financial Data (Unaudited)

	For the 2009 Quarters Ended
			September 30, 2009
(in thousands)	March 31, 2009	June 30, 2009	(restated)	December 31, 2009
Revenue	$2,301	$2,347	$1,501	$6,998
Gross margin	740	583	446	1,811
Net loss attributable to common shareholders	(9,055)	(5,734)	(10,298)	(9,744)
Basic and diluted loss per share	$(0.05)	$(0.03)	$(0.04)	$(0.04)

	For the 2008 Quarters Ended
(in thousands)	March 31, 2008	June 30, 2008	September 30, 2008	December 31, 2008
Revenue	$2,824	$879	$4,050	$1,687
Gross (deficit) margin	(506)	(146)	1,081	452
Net (loss) income attributable to common shareholders	(10,935)	(10,934)	(8,380)	(9,801)
Basic and diluted (loss) income per share	$(0.06)	$(0.06)	$(0.04)	$(0.05)
     Due to rounding, the quarterly per share amounts may not mathematically compute to the annual amount.
     In connection with the preparation of our financial statements for the three and nine months ended September 30, 2010, we reevaluated our accounting for the September 28, 2009 Series D Convertible Preferred Stock offering and determined that we did not account for a $3.9 million beneficial conversion feature of the Preferred Stock and that we did not properly classify the Series D Convertible Preferred Stock outside of shareholders’ equity in the mezzanine section of the balance sheet. Refer to Note 21.
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
Note 20 Subsequent Events
     We have reviewed all subsequent events and transactions that occurred after the date of our December 31, 2009 consolidated balance sheet date as of March 17, 2010, through the time of filing the Annual Report on Form 10-K on March 17, 2010.
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

Note 21 Financial Statement Restatement
     The Company is restating its previously issued consolidated financial statements as of and for the three and nine months ended September 30, 2009, and as of and for the year ended December 31, 2009, to reflect the Company’s determination that it did not properly account for the September 28, 2009 Series D Convertible Preferred Stock (the “Preferred Stock”) offering. In connection with the issuance of 1,209,667 shares of Preferred Stock, we issued warrants to purchase up to an aggregate of 3,024,194 shares of our Common Stock at an exercise price of $2.48 per share. The Company should have allocated the $30 million in proceeds received from the issuance of the Preferred Stock and warrants to those instruments based on their relative fair values, which would have resulted in a $3.9 million beneficial conversion feature. Because the Preferred Stock was immediately convertible into common stock, the beneficial conversion feature should have been immediately recognized as a deemed dividend and should have increased the loss attributable to common shareholders. In addition, the Company is correcting the classification of the Preferred Stock from a component of equity to the mezzanine section of the balance sheet.
     The restated financial statements as of and for the year ended December 31, 2009, and as of and for the quarter and year-to-date periods ended September 30, 2009, reflect the following changes:

	Consolidated Balance Sheets as of
	December 31, 2009			September 30, 2009
(in thousands)	As reported	Adjustment	Restated	As reported	Adjustment	Restated

Total Liabilities	$29,703	$—	$29,703	$19,256	$—	$19,256

Series D Preferred Stock	—	26,128	26,128	—	26,128	26,128

Shareholders’ equity
Series A Preferred Stock	10	—	10	9	—	9
Series D Preferred Stock	12	(12)	—	12	(12)	—
Common Stock	2,538	—	2,538	2,536	—	2,536
Treasury Stock	(61)	—	(61)	(61)	—	(61)
Additional paid-in capital	393,144	(26,116)	367,028	392,181	(26,116)	366,065
Accumulated deficit	(339,229)	—	(339,229)	(330,330)	—	(330,330)
Cumulative translation adjustment	1,313	—	1,313	—	—	—

Total shareholders’ equity	57,727	(26,128)	31,599	64,347	(26,128)	38,219

Total liabilities, Series D Preferred Stock, and shareholders’ equity	$87,430	$—	$87,430	$83,603	$—	$83,603

	Statements of operations
	For the three months ended September 30, 2009			For the nine months ended September 30, 2009			For the year ended December 31, 2009
(in thousands)	As reported	Adjustment	Restated	As reported	Adjustment	Restated	As reported	Adjustment	Restated

Net loss	$(6,354)	$—	$(6,354)	$(21,027)	$—	$(21,027)	$(30,113)	$—	$(30,113)
Preferred stock dividend	(72)	(3,872)	(3,944)	(188)	(3,872)	(4,060)	(846)	(3,872)	(4,718)

Net loss attributable to common shareholders	$(6,426)	$(3,872)	$(10,298)	$(21,215)	$(3,872)	$(25,087)	$(30,959)	$(3,872)	$(34,831)

Basic and diluted loss per share	$(0.03)	$(0.02)	$(0.04)	$(0.09)	$(0.02)	$(0.11)	$(0.13)	$(0.02)	$(0.15)

Weighted average number of common shares outstanding, basic and diluted	252,986,149		252,986,149	226,273,290		226,273,290	233,191,617		233,191,617

ITEM 9A.	CONTROLS AND PROCEDURES.
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
Management’s Annual Report on Internal Control Over Financial Reporting
     Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements according to generally accepted accounting principles. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective could provide only reasonable assurance with respect to financial statement preparation and presentation.
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
     Based on our evaluation under the framework in Internal Control — Integrated Framework, management previously concluded in our Annual Report filed on Form 10-K on March, 17, 2010, that our internal control over financial reporting was effective as of December 31, 2009. During the preparation of our financial statements for the quarter ended September 30, 2010, we determined that a deficiency in controls relating to the accounting for a beneficial conversion feature on, and the classification of, convertible preferred stock existed as of the previous assessment date and have further concluded that such a deficiency represented a material weakness as of December 31, 2009. As a result, we conclude that the Company’s internal control over financial reporting was not effective as of December 31, 2009.
     The effectiveness of the Company’s internal control over financial reporting as of December 31, 2009 has been audited by Ernst & Young LLP, our independent registered public accounting firm, who also audited our consolidated financial statements included in this Annual Report on Form 10-K, as stated in their report which appears with our accompanying consolidated financial statements.
Changes to the Company’s Internal Control Over Financial Reporting
     As part of the Company’s September 30, 2010 close process, the Company identified that it had not properly accounted for a beneficial conversion feature on, and the classification of convertible preferred stock. As a result, in 2010 the Company has implemented additional controls and procedures over financial reporting including adding additional review procedures on its complex accounting issues.
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

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.
(a)	(1)	Financial Statements: See Part II, Item 8 of this report.

	(2)	Financial Statement Schedules: See Part II, Item 8 of this report.

	(3)	Exhibits: See below.

Exhibit
Number	Description

2.1(1)	Merger Agreement and Plan of Reorganization, dated as of March 27, 2007, by and among Acuity Pharmaceuticals, Inc., Froptix Corporation, eXegenics, Inc., e-Acquisition Company I-A, LLC, and e-Acquisition Company II-B, LLC.

2.2(5)+	Securities Purchase Agreement dated May 6, 2008, among Vidus Ocular, Inc., OPKO Instrumentation, LLC, OPKO Health, Inc., and the individual sellers and noteholders named therein.

3.1(2)	Amended and Restated Certificate of Incorporation.

3.2(4)	Amended and Restated By-Laws.

3.3(9)	Certificate of Designation of Series D Preferred Stock.

4.1(1)	Form of Common Stock Warrant.

4.2(9)	Form of Common Stock Warrant.

10.1(1)	Form of Lockup Agreement.

10.2(1)	License Agreement, dated as of March 31, 2003, by and between the Trustees of the University of Pennsylvania and Acuity Pharmaceuticals, Inc. (Reich/Tolentino).

10.3(1)	License Agreement, dated as of March 31, 2003, by and between the Trustees of the University of Pennsylvania and Acuity Pharmaceuticals, Inc. (Reich/Gewirtz).

10.4(1)	First Amendment to License Agreement, dated as of August 1, 2003, by and between the Trustees of the University of Pennsylvania and Acuity Pharmaceuticals, Inc. (Reich/Tolentino).

10.5(1)	First Amendment to License Agreement, dated as of August 1, 2003, by and between the Trustees of the University of Pennsylvania and Acuity Pharmaceuticals, Inc. (Gewirtz).

10.6(1)	Credit Agreement, dated as of March 27, 2007, by and among eXegenics, Inc., The Frost Group, LLC, and Acuity Pharmaceuticals, LLC.

10.7(1)	Amended and Restated Subordination Agreement, dated as of March 27, 2007, by and among The Frost Group, LLC, Horizon Technology Funding Company LLC, Acuity Pharmaceuticals, LLC, and eXegenics, Inc.

10.8(4)	Share Purchase Agreement, dated April 11, 2007, by and between Ophthalmic Technologies, Inc. and eXegenics, Inc.

Exhibit
Number	Description

10.9(3)	Lease Agreement dated November 13, 2007, by and between Frost Real Estate Holdings, LLC and the Company.

10.10(4)	Share Purchase Agreement, dated as of November 28, 2007, by and among Ophthalmic Technologies, Inc., OTI Holdings Limited, and the Shareholders named therein.

10.11(4)	Exchange and Support Agreement, dated as of November 28, 2007, by and among OPKO Health, Inc. and OTI Holdings Limited and the holders of exchangeable shares named therein.

10.12(4)	Stock Purchase Agreement, dated December 4, 2007, by and between members of The Frost Group, LLC and the Company.

10.13(4)*	OPKO Health, Inc. 2007 Equity Incentive Plan.

10.14(5)	Form of Director Indemnification Agreement.

10.15(5)	Form of Officer Indemnification Agreement.

10.16(6)	Stock Purchase Agreement, dated August 8, 2008 by and among the Company and the Investors named therein.

10.17(7)	Stock Purchase Agreement, dated February 23, 2009 by and between the Company and Frost Gamma Investments Trust.

10.18(7)	Promissory Note to Frost Gamma Investments Trust, dated March 4, 2009.

10.19(8)	Form of Stock Purchase Agreement for transactions between the Company and Nora Real Estate SA., Vector Group Ltd., Oracle Partners LP, Oracle Institutional Partners, LP., Chung Chia Company Limited, Gold Sino Assets Limited and Grandtime Associates Limited.

10.20(8)	Stock Purchase Agreement, dated June 10, 2009, by and among the Company and Sorrento Therapeutics, Inc.

10.21(9)	Form of Securities Purchase Agreement Series D Preferred Stock.

10.22(10)*	Form of Restricted Share Award Agreement (Director).

10.23(10)	Cocrystal Discovery, Inc. Agreements.

10.24**	Stock Purchase Agreement, dated October 1, 2009, by and among the OPKO Chile Limitada and Inversones OPKO Limitada, subsidiaries of the Company, and the Sellers named therein.

10.25+**	Asset Purchase Agreement, dated October 12, 2009, by and between the Company and Schering Corporation.

21**	Subsidiaries of the Company.

23.1	Consent of Ernst & Young LLP.

31.1	Certification by Phillip Frost, Chief Executive Officer, pursuant to Exchange Act Rules 13a-14 and 15d-14.

31.2	Certification by Rao Uppaluri, Chief Financial Officer, pursuant to Exchange Act Rules 13a-14 and 15d-14.

Exhibit
Number	Description

32.1	Certification by Phillip Frost, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Rao Uppaluri, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Denotes management contract or compensatory plan or arrangement.

**	Filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, as originally filed on March 17, 2010.

+	Certain confidential material contained in the document has been omitted and filed separately with the Securities and Exchange Commission.

(1)	Filed with the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 2, 2007, and incorporated herein by reference.

(2)	Filed with the Company’s Current Report on Form 8-A filed with the Securities and Exchange Commission on June 11, 2007, and incorporated herein by reference.

(3)	Filed with the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2007 for the Company’s three-month period ended September 30, 2007, and incorporated herein by reference.

(4)	Filed with the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2008 and incorporated herein by reference.

(5)	Filed with the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 8, 2008 for the Company’s three-month period ended June 30, 2008, and incorporated herein by reference.

(6)	Filed with the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 12, 2008 for the Company’s three-month period ended September 30, 2008, and incorporated herein by reference.

(7)	Filed with the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 8, 2009 for the Company’s three-month period ended March 31, 2009, and incorporated herein by reference.

(8)	Filed with the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 7, 2009 for the Company’s three-month period ended June 30, 2009, and incorporated herein by reference.

(9)	Filed with the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 24, 2009, and incorporated herein by reference.

(10)	Filed with the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 9, 2009 for the Company’s three-month period ended September 30, 2009, and incorporated herein by reference.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 10, 2010	OPKO HEALTH, INC.
	By:	/s/ Dr. Phillip Frost
Dr. Phillip Frost,
Chairman of the Board and Chief Executive Officer

EXHIBIT INDEX

Exhibit Number	Description
23.1	Consent of Ernst & Young LLP.

31.1	Certification by Phillip Frost, Chief Executive Officer, pursuant to Exchange Act Rules 13a-14 and 15d-14.

31.2	Certification by Rao Uppaluri, Chief Financial Officer, pursuant to Exchange Act Rules 13a-14 and 15d-14.

32.1	Certification by Phillip Frost, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Rao Uppaluri, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.