Form 10-Q/A
period 2010-03-31
Opko Health, Inc.
filed 2010-11-10
CIK 944809

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q/A
(Amendment No. 1)
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

Explanatory Note:
     OPKO Health, Inc. (the “Company”) is filing this Amendment No. 1 to the Quarterly Report on Form 10-Q (the “Form 10-Q/A”) to amend its Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, which was filed with the Securities and Exchange Commission (“SEC”) on May 10, 2010 (the “Original Filing” and together with the Form 10-Q/A, the “Form 10-Q”) to include restated financial statements as described in Note 12 to the accompanying condensed consolidated financial statements.
     The Company has also filed an Amendment No. 1 to the Annual Report on Form 10-K (the “Form 10-K/A”) to amend its Annual Report on Form 10-K for the year ended December 31, 2009, which was filed with the Securities and Exchange Commission (“SEC”) on March 17, 2010 (the “Original 10-K Filing” and together with the Form 10-K/A, the “Form 10-K”) to include restated consolidated financial statements as described in Note 21 to those consolidated financial statements, included therein.
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
     The restatement does not change the Company’s previously reported revenues, operating income or cash and cash equivalents shown in its consolidated financial statements for the quarter ended March 31, 2010.
     This Form 10-Q/A amends the following items in the Company’s Original Filing to reflect the change in accounting treatment:
     Part I, Item 1. Financial Statements
     Part I, Item 4. Controls and Procedures
     Part II, Item 6. Exhibits
     Other than as described above, none of the other disclosures in the Original Filing have been amended or updated. Among other things, forward-looking statements made in the Original Filing have not been revised to reflect events that occurred or facts that became known to the Company after the filing of the Original Filing, and such forward-looking statements should be read in their historical context. Accordingly, this Annual Report on Form 10-Q/A should be read in conjunction with the Company’s filings with the Securities and Exchange Commission subsequent to the Original Filing.

PART I. FINANCIAL INFORMATION
     Unless the context otherwise requires, all references in this Quarterly Report on Form 10-Q to the “Company”, “OPKO”, “we”, “our”, “ours”, and “us” refer to OPKO Health, Inc., a Delaware corporation, including our wholly-owned subsidiaries.
Item 1. Financial Statements
OPKO Health, Inc. and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited) (in thousands except share data)

	March 31, 2010	December 31, 2009
	(restated, Refer to	(restated, Refer to
	Note 12)	Note 12)
ASSETS
Current assets
Cash and cash equivalents	$33,674	$42,658
Marketable securities	4,999	—
Accounts receivable, net	11,832	8,767
Inventory, net	10,153	10,520
Prepaid expenses and other current assets	2,068	1,873

Total current assets	62,726	63,818
Property and equipment, net	2,393	593
Intangible assets, net	11,883	12,722
Goodwill	5,257	5,408
Investments	4,216	4,447
Other assets	428	442

Total assets	$86,903	$87,430

LIABILITIES, SERIES D PREFERRED STOCK AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$5,539	$4,784
Accrued expenses, including interest payable to related party	7,608	3,918
Current portion of lines of credit, including related parties, net of unamortized discount of $51 and $0, respectively	16,690	4,321

Total current liabilities	29,837	13,023
Long-term interest payable to related party	—	3,409
Deferred tax liabilities	1,222	1,339
Line of credit with related party, net of unamortized discount of $0 and $68, respectively	—	11,932

Total liabilities	31,059	29,703

Commitments and contingencies

Series D preferred stock — $0.01 par value, 2,000,000 shares authorized; 1,209,677 and 1,209,677 shares issued and outstanding (liquidation value of $31,213 and $30,613) at March 31, 2010 and December 31, 2009, respectively	26,128	26,128

Shareholders’ equity
Series A Preferred stock — $0.01 par value, 4,000,000 shares authorized; 987,539 and 1,025,934 shares issued and outstanding (liquidation value of $2,530 and $2,564) at March 31, 2010 and December 31, 2009, respectively	10	10
Series C Preferred Stock — $0.01 par value, 500,000 shares authorized; No shares issued or outstanding	—	—

Common Stock — $0.01 par value, 500,000,000 shares authorized; 255,229,380 and 253,762,552 shares issued and outstanding at March 31, 2010 and December 31, 2009, respectively	2,552	2,538
Treasury stock — 45,154 shares at March 31, 2010 and December 31, 2009, respectively	(61)	(61)
Additional paid-in capital	370,222	367,028
Accumulated other comprehensive income	969	1,313
Accumulated deficit	(343,976)	(339,229)

Total shareholders’ equity	29,716	31,599

Total liabilities, Series D Preferred Stock and shareholders’ equity	$86,903	$87,430

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
NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     Basis of presentation. The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) considered necessary to present fairly the Company’s results of operations, financial position and cash flows have been made. The results of operations and cash flows for the three months ended March 31, 2010, are not necessarily indicative of the results of operations and cash flows that may be reported for the remainder of 2010 or for future periods. The interim condensed consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K/A for the year ended December 31, 2009.
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
     Comprehensive loss. Our comprehensive loss for the three months ended March 31, 2010 includes net loss for the three months and the cumulative translation adjustment, net of $(0.3) million, for the translation results of our subsidiaries in Chile and Mexico. Comprehensive loss for the three months ended March 31, 2009 is comprised entirely of our net loss.
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
     Effective September 21, 2009, we entered into an agreement pursuant to which we invested $2.5 million in cash in Cocrystal Discovery, Inc., a privately held biopharmaceutical company (“Cocrystal”) in exchange for 1,701,723 shares of Cocrystal’s Convertible Series A Preferred Stock. As of March 31, 2010, we own approximately 16% of Cocrystal’s outstanding stock.
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

     The outstanding contracts at March 31, 2010, have been recorded at fair value, and their maturity details are as follows:

(in thousands)		Fair value at	Effect on gain
Days until maturity	Contract value	March 31, 2010	(loss)
0 to 30	$723	$723	$—
31 to 60	662	667	5
61 to 90	575	572	(3)
91 to 120	984	995	11
121 to 180	2,347	2,309	(38)
More than 180	3,072	3,015	(57)

Total	$8,363	$8,281	$(82)

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
NOTE 11 SUBSEQUENT EVENTS
     We have reviewed all subsequent events and transactions that occurred after the date of our March 31, 2010 consolidated balance sheet date, through the time of filing this Quarterly Report on Form 10-Q on May 10, 2010.
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

      The restated financial statements as of December 31, 2009 and as of March 31, 2010 reflect the following changes.

	Balance Sheets as of
	December 31, 2009			March 31, 2010
(in thousands)	As reported	Adjustment	Restated	As reported	Adjustment	Restated

Total Liabilities	$29,703	$—	$29,703	$31,059	$—	$31,059

Series D Preferred Stock	—	26,128	26,128	—	26,128	26,128

Shareholders’ equity
Series A Preferred Stock	10	—	10	10	—	10
Series D Preferred Stock	12	(12)	—	12	(12)	—
Common Stock	2,538	—	2,538	2,552	—	2,552
Treasury Stock	(61)	—	(61)	(61)	—	(61)
Additional paid-in capital	393,144	(26,116)	367,028	396,338	(26,116)	370,222
Accumulated deficit	(339,229)	—	(339,229)	(343,976)	—	(343,976)
Cumulative translation adjustment	1,313	—	1,313	969	—	969

Total shareholders’ equity	57,727	(26,128)	31,599	55,844	(26,128)	29,716

Total liabilities, Series D Preferred Stock and shareholders’ equity	$87,430	$—	$87,430	$86,903	$—	$86,903

Item 4. Controls and Procedures
     The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Securities and Exchange Commission (“SEC”) Rule 13a-15(e) as of March 31, 2010. Based on that evaluation, management has concluded that the Company’s disclosure controls and procedures are ineffective to ensure that information the Company is required to disclose in reports that it files or submits under the Securities Exchange Act is accumulated and communicated to management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
Changes to the Company’s Internal Control Over Financial Reporting
     During the preparation of our financial statements for the quarter ended September 30, 2010, we determined that a deficiency in controls relating to the accounting for a beneficial conversion feature on, and the classification of, convertible preferred stock existed as of the previous assessment date and have further concluded that such a deficiency represented a material weakness as of March 31, 2010. As a result, we concluded that the Company’s internal controls over financial reporting were not effective as of March 31, 2010. The Company has implemented additional controls, including additional review procedures on its complex accounting issues. In addition, in connection with our acquisitions of Pharmacos Exakta and Pharma Genexx, we began implementing a new accounting system, as well as standards and procedures, upgrading and establishing controls over accounting systems and adding employees who are trained and experienced in the preparation of financial statements in accordance with U.S. GAAP to ensure that we have in place appropriate internal control over financial reporting at Pharma Genexx and Pharmacos Exakta.
PART II. OTHER INFORMATION

Item 6. Exhibits.

Exhibit 2.1(1)	Merger Agreement and Plan of Reorganization, dated as of March 27, 2007, by and among Acuity Pharmaceuticals, Inc., Froptix Corporation, eXegenics, Inc., e-Acquisition Company I-A, LLC, and e-Acquisition Company II-B, LLC.

Exhibit 2.2(4)+	Securities Purchase Agreement dated May 6, 2008, among Vidus Ocular, Inc., OPKO Instrumentation, LLC, OPKO Health, Inc., and the individual sellers and noteholders named therein.

Exhibit 2.3*	Purchase Agreement, dated February 17, 2010, among Ignacio Levy García and José de Jesús Levy García, Inmobiliaria Chapalita, S.A. de C.V., Pharmacos Exakta, S.A. de C.V., OPKO Health, Inc., OPKO Health Mexicana S. de R.L. de C.V., and OPKO Manufacturing Facilities S. de R.L. de C.V.

Exhibit 3.1(2)	Amended and Restated Certificate of Incorporation.

Exhibit 3.2(3)	Amended and Restated By-Laws.

Exhibit 4.1(1)	Form of Common Stock Warrant.

Exhibit 31.1	Certification by Phillip Frost, Chief Executive Officer, pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended March 31, 2010.

Exhibit 31.2	Certification by Rao Uppaluri, Chief Financial Officer, pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended March 31, 2010.

Exhibit 32.1	Certification by Phillip Frost, Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended March 31, 2010.

Exhibit 32.2	Certification by Rao Uppaluri, Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended March 31, 2010.

*	Filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, as originally filed on May 10, 2010.

+	Certain confidential material contained in the document has been omitted and filed separately with the Securities and Exchange Commission.

(1)	Filed with the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 2, 2007, and incorporated herein by reference.

(2)	Filed with the Company’s Current Report on Form 8-A filed with the Securities and Exchange Commission on June 11, 2007, and incorporated herein by reference.

(3)	Filed with the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2008 and incorporated herein by reference.

(4)	Filed with the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 8, 2008 for the Company’s three-month period ended June 30, 2008, and incorporated herein by reference.

(6)	Filed with the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 12, 2008 for the Company’s three-month period ended September 30, 2008, and incorporated herein by reference.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 10, 2010	OPKO Health, Inc.
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