Form 10-Q/A
period 2010-06-30
Opko Health, Inc.
filed 2010-11-10
CIK 944809

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

Explanatory Note:
     OPKO Health, Inc. (the “Company”) is filing this Amendment No. 1 to the Quarterly Report on Form 10-Q (the “Form 10-Q/A”) to amend its Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, which was filed with the Securities and Exchange Commission (“SEC”) on August 9, 2010 (the “Original Filing” and together with the Form 10-Q/A, the “Form 10-Q”) to include restated financial statements as described in Note 12 to the accompanying condensed consolidated financial statements.
     The Company has also filed an Amendment No. 1 to the Annual Report on Form 10-K (the “Form 10-K/A”) to amend its Annual Report on Form 10-K for the year ended December 31, 2009, which was filed with the Securities and Exchange Commission (“SEC”) on March 17, 2010 (the “Original 10-K Filing” and together with the Form 10-K/A, the “Form 10-K”) to include restated consolidated financial statements as described in Note 21 to the consolidated financial statements, included therein.
     The Company has restated its previously issued consolidated financial statements as of and for the year ended December 31, 2009, and as of March 31, 2010 to reflect the Company’s determination that it did not properly account for the September 28, 2009 Series D Convertible Preferred Stock (the “Preferred Stock”) offering. In connection with the issuance of 1,209,667 shares of Preferred Stock, we issued warrants to purchase up to an aggregate of 3,024,194 shares of our common stock at an exercise price of $2.48 per share. The Company is correcting the classification of the Preferred Stock from a component of equity to the mezzanine section of the balance sheet.
     The restatement does not change the Company’s previously reported revenues, operating income or cash and cash equivalents shown in its consolidated financial statements for the quarter ended June 30, 2010.
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
Item 1. Financial Statements
OPKO Health, Inc. and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(in thousands except share data)

	June 30, 2010	December 31, 2009
	(restated, Refer to	(restated, Refer to
	Note 12)	Note 12)
ASSETS
Current assets
Cash and cash equivalents	$9,686	$42,658
Marketable securities	9,998	—
Accounts receivable, net	11,916	8,767
Inventory, net	11,819	10,520
Prepaid expenses and other current assets	2,071	1,873

Total current assets	45,490	63,818
Property and equipment, net	2,509	593
Intangible assets, net	10,631	12,722
Goodwill	4,981	5,408
Investments	3,972	4,447
Other assets	432	442

Total assets	$68,015	$87,430

LIABILITIES, SERIES D PREFERRED STOCK AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$5,949	$4,784
Accrued expenses	4,823	3,918
Current portion of lines of credit	6,110	4,321

Total current liabilities	16,882	13,023
Long-term interest payable to related party	—	3,409
Deferred tax liabilities	1,080	1,339
Line of credit with related party, net of unamortized discount of $0 and $68, respectively	—	11,932

Total liabilities	17,962	29,703

Commitments and contingencies

Series D preferred stock — $0.01 par value, 2,000,000 shares authorized; 1,209,677 and 1,209,677 shares issued and outstanding (liquidation value of $31,813 and $30,613) at June 30, 2010 and December 31, 2009, respectively	26,128	26,128

Shareholders’ equity
Series A Preferred stock — $0.01 par value, 4,000,000 shares authorized; 987,484 and 1,025,934 shares issued and outstanding (liquidation value of $2,592 and $2,564) at June 30, 2010 and December 31, 2009, respectively	10	10
Series C Preferred Stock — $0.01 par value, 500,000 shares authorized; No shares issued or outstanding	—	—

Common Stock — $0.01 par value, 500,000,000 shares authorized; 255,279,878 and 253,762,552 shares issued and outstanding at June 30, 2010 and December 31, 2009, respectively	2,553	2,538
Treasury stock — 45,154 shares at June 30, 2010 and December 31, 2009, respectively	(61)	(61)
Additional paid-in capital	371,782	367,028
Accumulated other comprehensive income	(108)	1,313
Accumulated deficit	(350,251)	(339,229)

Total shareholders’ equity	23,935	31,599

Total liabilities, Series D Preferred Stock and shareholders’ equity	$68,015	$87,430

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

OPKO Health, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	For the six months ended
	June 30,
	2010	2009
Cash flows from operating activities
Net loss	$(10,899)	$(14,673)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,964	935
Accretion of debt discount related to notes payable	136	32
Share based compensation	2,742	1,767
Provision for (recovery of) bad debts	119	(133)
(Reversal of) provision for inventory obsolescence	(3)	52
Loss from investment in investee	475	38
Changes in:
Accounts receivable	(2,610)	(1,027)
Inventory	(1,170)	(1,140)
Prepaid expenses and other current assets	(516)	45
Other assets	105	(129)
Accounts payable	1,331	(20)
Accrued expenses	(2,947)	(762)

Net cash used in operating activities	(11,273)	(15,015)

Cash flows from investing activities
Acquisition of business, net of cash	(1,447)	—
Investment in investee	—	(2,300)
Purchase of short-term marketable securities	(14,997)	(4,997)
Maturities of short-term marketable securities	5,000	—
Capital expenditures	(510)	(24)

Net cash used in investing activities	(11,954)	(7,321)

Cash flows from financing activities:
Issuance of common stock for cash, to related parties	—	25,000
Issuance of common stock for cash	—	25,990
Repayment of line of credit with related party	(12,000)	—
Borrowings under lines of credit	3,500	—
Repayments under lines of credit	(1,271)	—
Proceeds from bridge loan with related party	—	3,000
Repayment of bridge loan with related party	—	(3,000)
Insurance financing	—	217
Proceeds from the exercise of stock options and warrants	26	621
Repayments of notes payable and capital lease obligations	—	(231)

Net cash (used in) provided by financing activities	(9,745)	51,597

Net (decrease) increase in cash and cash equivalents	(32,972)	29,261
Cash and cash equivalents at beginning of period	42,658	6,678

Cash and cash equivalents at end of period	$9,686	$35,939

SUPPLEMENTAL INFORMATION
Interest paid	$4,241	$50
Income taxes refunded, net	$68	$—
NON-CASH INVESTING AND FINANCING ACTIVITES
Issuance of capital stock to acquire Pharmacos Exakta	$2,000	$—
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
     Comprehensive loss. Our comprehensive loss for the three and six months ended June 30, 2010 includes net loss for the three and six months and the cumulative translation adjustment, net, of $1.1 million and $1.4 million, respectively, for the translation results of our subsidiaries in Chile and Mexico. Comprehensive loss for the three and six months ended June 30, 2009 is comprised entirely of our net loss.
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
NOTE 4 COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS

	June 30,	December 31,
(in thousands)	2010	2009

Accounts receivable, net:
Accounts receivable	$12,557	$9,118
Less allowance for doubtful accounts	(641)	(351)

	$11,916	$8,767

Inventories, net:
Raw materials (components)	$3,897	$3,764
Work-in process	1,003	1,365
Finished products	7,129	5,632
Less provision for inventory reserve	(210)	(241)

	$11,819	$10,520

Intangible assets, net:
Customer relationships	$6,993	$7,259
Technology	4,597	4,597
Product registrations	3,612	3,829
Tradename	617	578
Covenants not to compete	363	317
Other	7	7
Less amortization	(5,558)	(3,865)

	$10,631	$12,722

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

     Information regarding our operations and assets for the two segments and the unallocated corporate operations as well as geographic information are as follows:

	For the three months ended		For the six months ended
	June 30,		June 30,
(in thousands)	2010	2009	2010	2009
Revenue
Pharmaceutical	$5,273	$—	$10,585	$—
Instrumentation	2,182	2,347	4,792	4,648

	$7,455	$2,347	$15,377	$4,648

Operating loss
Pharmaceutical	$(1,415)	$(1,578)	$(2,059)	$(6,648)
Instrumentation	(998)	(1,310)	(1,934)	(1,989)
Corporate	(3,114)	(2,359)	(5,600)	(5,192)

	$(5,527)	$(5,247)	$(9,593)	$(13,829)

Depreciation and amortization
Pharmaceutical	$529	$8	$1,043	$13
Instrumentation	444	445	888	891
Corporate	20	16	33	31

	$993	$469	$1,964	$935

Revenue
United States	$172	$22	$369	$241
Chile	4,257	—	9,194	—
Mexico	1,138	—	1,391	—
All others	1,888	2,325	4,423	4,407

	$7,455	$2,347	$15,377	$4,648

	As of
	June 30,	December
	2010	31, 2009
Assets
Pharmaceutical	$33,581	$28,813
Instrumentation	11,113	12,262
Corporate	23,321	46,355

	$68,015	$87,430

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
NOTE 12 RESTATEMENT OF FINANCIAL STATEMENTS
     The Company has restated its previously issued consolidated financial statements as of and for the year ended December 31, 2009, and as of March 31, 2010 to reflect the Company’s determination that it did not properly account for the September 28, 2009 Series D Convertible Preferred Stock (the “Preferred Stock”) offering. In connection with the issuance of 1,209,667 shares of Preferred Stock, we issued warrants to purchase up to an aggregate of 3,024,194 shares of our common stock at an exercise price of $2.48 per share. The Company is correcting the classification of the Preferred Stock from a component of equity to the mezzanine section of the balance sheet.

      The restated financial statements as of December 31, 2009 and as of June 30, 2010 reflect the following changes.

	Balance Sheets as of
	December 31, 2009			June 30, 2010
(in thousands)	As reported	Adjustment	Restated	As reported	Adjustment	Restated
Total Liabilities	$29,703	$—	$29,703	$17,962	$—	$17,962

Series D Preferred Stock	—	26,128	26,128	—	26,128	26,128

Shareholders’ equity
Series A Preferred Stock	10	—	10	10	—	10
Series D Preferred Stock	12	(12)	—	12	(12)	—
Common Stock	2,538	—	2,538	2,553	—	2,553
Treasury Stock	(61)	—	(61)	(61)	—	(61)
Additional paid-in capital	393,144	(26,116)	367,028	397,898	(26,116)	371,782
Accumulated deficit	(339,229)	—	(339,229)	(350,251)	—	(350,251)
Cumulative translation adjustment	1,313	—	1,313	(108)	—	(108)

Total shareholders’ equity	57,727	(26,128)	31,599	50,053	(26,128)	23,925

Total liabilities, Series D Preferred Stock and shareholders’ equity	$87,430	$—	$87,430	$68,015	$—	$68,015

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
Changes to the Company’s Internal Control Over Financial Reporting
     During the preparation of our financial statements for the quarter ended September 30, 2010, we determined that a deficiency in controls relating to the accounting for a beneficial conversion feature on, and the classification of, convertible preferred stock existed as of the previous assessment date and have further concluded that such a deficiency represented a material weakness as of June 30, 2010. As a result, we concluded that the Company’s internal controls over financial reporting were not effective as of June 30, 2010. The Company has implemented additional controls and procedures over financial reporting including adding additional review procedures on its complex accounting issues. In addition, in connection with our acquisitions of Pharmacos Exakta and Pharma Genexx, we began implementing a new accounting system, as well as standards and procedures, upgrading and establishing controls over accounting systems and adding employees who are trained and experienced in the preparation of financial statements in accordance with U.S. GAAP to ensure that we have in place appropriate internal control over financial reporting at Pharma Genexx and Pharmacos Exakta.
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