Form 10-K/A
period 2009-12-31
Opko Health, Inc.
filed 2011-02-03
CIK 944809

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
(Amendment No. 2)

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
     As of January 28, 2011 the registrant had 255,676,188 shares of common stock outstanding.
     Documents Incorporated by Reference
     Portions of the registrant’s definitive proxy statement for its 2010 Annual Meeting of Stockholders are incorporated by reference in Items 10, 11, 12, 13, and 14 of Part III of this Annual Report on Form 10-K.

Explanatory Note
     OPKO Health, Inc. (the “Company”) filed its Annual Report on Form 10-K for the year ended December 31, 2009 with the Securities and Exchange Commission (“SEC”) on March 17, 2010 (the “Original Filing”) and its Amendment No. 1 to the Annual Report on Form 10-K (the “First Amendment”) on November 10, 2010. This Amendment No. 2 to the Annual Report on Form 10-K (the “Second Amendment” and together with the Original Filing and the First Amendment, the “Form 10-K”) is being filed to address certain comments we received on our confidential treatment request for Exhibit 10.25 to the Form 10-K and we are refilling such exhibit. In addition, we are filing a new Exhibit 10.26.
     Other than as described above, none of the other disclosures in the Form 10-K have been amended or updated. Among other things, forward-looking statements made in the Form 10-K have not been revised to reflect events that occurred or facts that became known to the Company after the filing of the Original Filing or the First Amendment, and such forward-looking statements should be read in their historical context. Accordingly, this Form 10-K should be read in conjunction with the Company’s filings with the Securities and Exchange Commission subsequent to the Original Filing and the First Amendment.

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
SIGNATURES
EXHIBIT INDEX
EX-10.25
EX-10.26
EX-31.1
EX-31.2
EX-32.1
EX-32.2

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.
(a)	(1)	Financial Statements: See Part II, Item 8 of this report.

	(2)	Financial Statement Schedules: See Part II, Item 8 of this report.

	(3)	Exhibits: See below.

Exhibit
Number	Description

2.1(1)	Merger Agreement and Plan of Reorganization, dated as of March 27, 2007, by and among Acuity Pharmaceuticals, Inc., Froptix Corporation, eXegenics, Inc., e-Acquisition Company I-A, LLC, and e-Acquisition Company II-B, LLC.

2.2(5)+	Securities Purchase Agreement dated May 6, 2008, among Vidus Ocular, Inc., OPKO Instrumentation, LLC, OPKO Health, Inc., and the individual sellers and noteholders named therein.

3.1(2)	Amended and Restated Certificate of Incorporation.

3.2(4)	Amended and Restated By-Laws.

3.3(9)	Certificate of Designation of Series D Preferred Stock.

4.1(1)	Form of Common Stock Warrant.

4.2(9)	Form of Common Stock Warrant.

10.1(1)	Form of Lockup Agreement.

10.2(1)	License Agreement, dated as of March 31, 2003, by and between the Trustees of the University of Pennsylvania and Acuity Pharmaceuticals, Inc. (Reich/Tolentino).

10.3(1)	License Agreement, dated as of March 31, 2003, by and between the Trustees of the University of Pennsylvania and Acuity Pharmaceuticals, Inc. (Reich/Gewirtz).

10.4(1)	First Amendment to License Agreement, dated as of August 1, 2003, by and between the Trustees of the University of Pennsylvania and Acuity Pharmaceuticals, Inc. (Reich/Tolentino).

10.5(1)	First Amendment to License Agreement, dated as of August 1, 2003, by and between the Trustees of the University of Pennsylvania and Acuity Pharmaceuticals, Inc. (Gewirtz).

10.6(1)	Credit Agreement, dated as of March 27, 2007, by and among eXegenics, Inc., The Frost Group, LLC, and Acuity Pharmaceuticals, LLC.

10.7(1)	Amended and Restated Subordination Agreement, dated as of March 27, 2007, by and among The Frost Group, LLC, Horizon Technology Funding Company LLC, Acuity Pharmaceuticals, LLC, and eXegenics, Inc.

10.8(4)	Share Purchase Agreement, dated April 11, 2007, by and between Ophthalmic Technologies, Inc. and eXegenics, Inc.

10.9(3)	Lease Agreement dated November 13, 2007, by and between Frost Real Estate Holdings, LLC and the Company.

3

Exhibit
Number	Description

10.10(4)	Share Purchase Agreement, dated as of November 28, 2007, by and among Ophthalmic Technologies, Inc., OTI Holdings Limited, and the Shareholders named therein.

10.11(4)	Exchange and Support Agreement, dated as of November 28, 2007, by and among OPKO Health, Inc. and OTI Holdings Limited and the holders of exchangeable shares named therein.

10.12(4)	Stock Purchase Agreement, dated December 4, 2007, by and between members of The Frost Group, LLC and the Company.

10.13(4)*	OPKO Health, Inc. 2007 Equity Incentive Plan.

10.14(5)	Form of Director Indemnification Agreement.

10.15(5)	Form of Officer Indemnification Agreement.

10.16(6)	Stock Purchase Agreement, dated August 8, 2008 by and among the Company and the Investors named therein.

10.17(7)	Stock Purchase Agreement, dated February 23, 2009 by and between the Company and Frost Gamma Investments Trust.

10.18(7)	Promissory Note to Frost Gamma Investments Trust, dated March 4, 2009.

10.19(8)	Form of Stock Purchase Agreement for transactions between the Company and Nora Real Estate SA., Vector Group Ltd., Oracle Partners LP, Oracle Institutional Partners, LP., Chung Chia Company Limited, Gold Sino Assets Limited and Grandtime Associates Limited.

10.20(8)	Stock Purchase Agreement, dated June 10, 2009, by and among the Company and Sorrento Therapeutics, Inc.

10.21(9)	Form of Securities Purchase Agreement Series D Preferred Stock.

10.22(10)*	Form of Restricted Share Award Agreement (Director).

10.23(10)	Cocrystal Discovery, Inc. Agreements.

10.24**	Stock Purchase Agreement, dated October 1, 2009, by and among the OPKO Chile Limitada and Inversones OPKO Limitada, subsidiaries of the Company, and the Sellers named therein.

10.25+	Asset Purchase Agreement, dated October 12, 2009, by and between the Company and Schering Corporation.

10.26	Letter Agreement, dated June 29, 2010, by and between the Company and Schering Corporation.

21**	Subsidiaries of the Company.

23.1**	Consent of Ernst & Young LLP.

31.1	Certification by Phillip Frost, Chief Executive Officer, pursuant to Exchange Act Rules 13a-14 and 15d-14.

31.2	Certification by Rao Uppaluri, Chief Financial Officer, pursuant to Exchange Act Rules 13a-14 and 15d-14.

32.1	Certification by Phillip Frost, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Rao Uppaluri, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

4

*	Denotes management contract or compensatory plan or arrangement.

**	Previously filed.

+	Certain confidential material contained in the document has been omitted and filed separately with the Securities and Exchange Commission.

(1)	Filed with the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 2, 2007, and incorporated herein by reference.

(2)	Filed with the Company’s Current Report on Form 8-A filed with the Securities and Exchange Commission on June 11, 2007, and incorporated herein by reference.

(3)	Filed with the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2007 for the Company’s three-month period ended September 30, 2007, and incorporated herein by reference.

(4)	Filed with the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2008 and incorporated herein by reference.

(5)	Filed with the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 8, 2008 for the Company’s three-month period ended June 30, 2008, and incorporated herein by reference.

(6)	Filed with the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 12, 2008 for the Company’s three-month period ended September 30, 2008, and incorporated herein by reference.

(7)	Filed with the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 8, 2009 for the Company’s three-month period ended March 31, 2009, and incorporated herein by reference.

(8)	Filed with the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 7, 2009 for the Company’s three-month period ended June 30, 2009, and incorporated herein by reference.

(9)	Filed with the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 24, 2009, and incorporated herein by reference.

(10)	Filed with the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 9, 2009 for the Company’s three-month period ended September 30, 2009, and incorporated herein by reference.

5

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OPKO HEALTH, INC.
By:	/s/ Dr. Phillip Frost
Dr. Phillip Frost,
Chairman of the Board and Chief Executive Officer

EXHIBIT INDEX

Exhibit
Number	Description

10.25+	Asset Purchase Agreement, dated October 12, 2009, by and between the Company and Schering Corporation.

10.26	Letter Agreement, dated June 29, 2010, by and between the Company and Schering Corporation.

31.1	Certification by Phillip Frost, Chief Executive Officer, pursuant to Exchange Act Rules 13a-14 and 15d-14.

31.2	Certification by Rao Uppaluri, Chief Financial Officer, pursuant to Exchange Act Rules 13a-14 and 15d-14.

32.1	Certification by Phillip Frost, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Rao Uppaluri, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Certain confidential material contained in the document has been omitted and filed separately with the Securities and Exchange Commission.