Form 10-K
period 2010-12-31
Opko Health, Inc.
filed 2011-03-16
CIK 944809

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 001-33528
OPKO HEALTH, INC.
(Exact Name of Registrant as Specified in Its Charter)

DELAWARE	75-2402409

(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
4400 Biscayne Blvd., Miami, FL 33137
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
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
     The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, as of the last business day of the registrant’s most recently completed second fiscal quarter was: $253,812,039.
     As of March 8, 2011 the registrant had 255,600,194 shares of common stock outstanding.
Documents Incorporated by Reference
     Portions of the registrant’s definitive proxy statement for its 2011 Annual Meeting of Stockholders are incorporated by reference in Items 10, 11, 12, 13, and 14 of Part III of this Annual Report on Form 10-K.

Page
Part I.

Item 1. Business	6

Item 1A. Risk Factors	20

Item 1B. Unresolved Staff Comments	40

Item 2. Properties	40

Item 3. Legal Proceedings	40

Item 4. (Removed and Reserved)	40

Part II.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	41

Item 6. Selected Financial Data	43

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations	43

Item 7A. Quantitative and Qualitative Disclosures about Market Risk	50

Item 8. Financial Statements and Supplementary Data	52

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	85

Item 9A. Controls and Procedures	85

Item 9B. Other Information	85

Part III.

Item 10. Directors, Executive Officers and Corporate Governance

Item 11. Executive Compensation

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Item 13. Certain Relationships and Related Transactions, and Director Independence

Item 14. Principal Accounting Fees and Services

Part IV.

Item 15. Exhibits, Financial Statement Schedules	87

Signatures	90

Certifications	93
EX-10.27
EX-21
EX-23.1
EX-31.1
EX-31.2
EX-32.1
EX-32.2

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS
     This Annual Report on Form 10-K contains “forward-looking statements,” as that term is defined under the Private Securities Litigation Reform Act of 1995 (“PSLRA”), Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements include statements about our expectations, beliefs or intentions regarding our product development efforts, business, financial condition, results of operations, strategies or prospects. You can identify forward-looking statements by the fact that these statements do not relate strictly to historical or current matters. Rather, forward-looking statements relate to anticipated or expected events, activities, trends or results as of the date they are made. Because forward-looking statements relate to matters that have not yet occurred, these statements are inherently subject to risks and uncertainties that could cause our actual results to differ materially from any future results expressed or implied by the forward-looking statements. Many factors could cause our actual activities or results to differ materially from the activities and results anticipated in forward-looking statements. These factors include those described below and in “Item 1A-Risk Factors” of this Annual Report on Form 10-K. We do not undertake any obligation to update forward-looking statements. We intend that all forward-looking statements be subject to the safe-harbor provisions of the PSLRA. These forward-looking statements are only predictions and reflect our views as of the date they are made with respect to future events and financial performance.
     Risks and uncertainties, the occurrence of which could adversely affect our business, include the following:
•	We have a history of operating losses and we do not expect to become profitable in the near future.

•	Our technologies are in an early stage of development and are unproven.

•	Our drug research and development activities may not result in commercially viable products.

•	The results of previous clinical trials may not be predictive of future results, and our current and planned clinical trials may not satisfy the requirements of the FDA or other non-U.S. regulatory authorities.

•	We will require substantial additional funding, which may not be available to us on acceptable terms, or at all.

•	Our business is substantially dependant on our ability to develop, launch and generate revenue from our molecular diagnostic program.

•	We expect to finance future cash needs primarily through public or private offerings, debt financings or strategic collaborations, which may dilute your stockholdings in the Company.

•	If our competitors develop and market products that are more effective, safer or less expensive than our future product candidates, our commercial opportunities will be negatively impacted.

•	The regulatory approval process is expensive, time consuming and uncertain and may prevent us or our collaboration partners from obtaining approvals for the commercialization of some or all of our product candidates.

•	Failure to recruit and enroll patients for clinical trials may cause the development of our product candidates to be delayed.

•	Even if we obtain regulatory approvals for our product candidates, the terms of approvals and ongoing regulation of our products may limit how we manufacture and market our product candidates, which could materially impair our ability to generate anticipated revenues.

•	We may not meet regulatory quality standards applicable to our manufacturing and quality processes.

•	Even if we receive regulatory approval to market our product candidates, the market may not be receptive to our products.

•	If we fail to attract and retain key management and scientific personnel, we may be unable to successfully develop or commercialize our product candidates.

•	In the event that we successfully evolve from a company primarily involved in development to a company also involved in commercialization, we may encounter difficulties in managing our growth and expanding our operations successfully.

•	If we fail to acquire and develop other products or product candidates, at all or on commercially reasonable terms, we may be unable to diversify or grow our business.

•	We have no experience manufacturing our pharmaceutical product candidates other than our Mexican facility and we therefore rely on third parties to manufacture and supply our pharmaceutical product candidates, and would need to meet various standards necessary to satisfy FDA regulations if and when we commence manufacturing.

•	We currently have no pharmaceutical or diagnostic marketing, sales or distribution capabilities other than in Chile and Mexico for sales in those countries. If we are unable to develop our sales and marketing and distribution capability on our own or through collaborations with marketing partners, we will not be successful in commercializing our pharmaceutical product candidates.

•	Independent clinical investigators and contract research organizations that we engage to conduct our clinical trials may not be diligent, careful or timely.

•	The success of our business is dependent on the actions of our collaborative partners.

•	Our license agreement with TESARO, Inc. is important to our business. If TESARO does not successfully develop and commercialize rolapitant, our business could be adversely affected.

•	If we are unable to obtain and enforce patent protection for our products, our business could be materially harmed.

•	We do not have an exclusive arrangement in place with Dr. Tom Kodadek with respect to technology or intellectual property that may be material to our business.

•	If we are unable to protect the confidentiality of our proprietary information and know-how, the value of our technology and products could be adversely affected.

•	We will rely heavily on licenses from third parties.

•	We license patent rights to certain of our technology from third-party owners. If such owners do not properly maintain or enforce the patents underlying such licenses, our competitive position and business prospects will be harmed.

•	Our commercial success depends significantly on our ability to operate without infringing the patents and other proprietary rights of third parties.

•	Adverse results in material litigation matters or governmental inquiries could have a material adverse effect upon our business and financial condition.

•	Medicare prescription drug coverage legislation and future legislative or regulatory reform of the health care system may affect our ability to sell our products profitably.

•	Failure to obtain regulatory approval outside the United States will prevent us from marketing our product candidates abroad.

•	We may not have the funding available to pursue acquisitions.

•	Acquisitions may disrupt our business, distract our management and may not proceed as planned; and we may encounter difficulties in integrating acquired businesses.

•	Non-U.S. governments often impose strict price controls, which may adversely affect our future profitability.

•	Our business may become subject to legal, economic, political, regulatory and other risks associated with international operations.

•	The market price of our common stock may fluctuate significantly.

•	Directors, executive officers, principal stockholders and affiliated entities own a significant percentage of our capital stock, and they may make decisions that you do not consider to be in your best interests or in the best interests of our stockholders.

•	Compliance with changing regulations concerning corporate governance and public disclosure may result in additional expenses.

•	If we are unable to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, as they apply to us, or our internal controls over financial reporting are not effective, the reliability of our financial statements may be questioned and our common stock price may suffer.

•	We may be unable to maintain our listing on the NYSE Amex, which could cause our stock price to fall and decrease the liquidity of our common stock.

•	Future issuances of common stock and hedging activities may depress the trading price of our common stock.

•	Provisions in our charter documents and Delaware law could discourage an acquisition of us by a third party, even if the acquisition would be favorable to you.

•	We do not intend to pay cash dividends on our common stock in the foreseeable future.

PART I
     Unless the context otherwise requires, all references in this Annual Report on Form 10-K to the “Company”, “OPKO”, “we”, “our”, “ours”, and “us” refers to OPKO Health, Inc., a Delaware corporation, including our wholly-owned subsidiaries.

ITEM 1.	BUSINESS
OVERVIEW
     We are a multi-national pharmaceutical and diagnostics company that seeks to establish industry-leading positions in large and rapidly growing medical markets by leveraging our discovery, development and commercialization expertise and our novel and proprietary technologies. Our current focus is on conditions with major unmet medical needs including neurological disorders, infectious diseases, oncology and ophthalmologic diseases. We are developing a range of solutions to diagnose, treat and prevent these conditions, including molecular diagnostics tests, proprietary pharmaceuticals and vaccines. We plan to commercialize these solutions on a global basis in large and high growth markets, including emerging markets. We have already established emerging markets pharmaceutical platforms in Chile and Mexico, which are delivering revenue and which we expect to deliver cash flow and facilitate future market entry for our products currently in development. We also actively explore opportunities to acquire complementary pharmaceuticals, compounds, technologies, and businesses.
     Our lead program under development is an innovative molecular diagnostic platform technology for the rapid identification of molecules or immunobiomarkers that may be useful in the creation of accurate, easy-to-use tests for conditions where we believe no objective diagnostic test currently exists or where presently available tests are characterized by invasive procedures and low levels of accuracy. We have demonstrated in initial studies that our platform has the ability to identify diagnostic biomarkers for a wide range of diseases to which the immune system reacts, including cancers, autoimmune diseases, neurodegenerative diseases and infectious diseases. This technology platform may also allow for the development of vaccines and highly targeted therapeutic agents.
     Our most advanced application of this technology is a simple blood test for Alzheimer’s disease, a debilitating neurodegenerative disease for which there are limited diagnostic options available today. Based on initial clinical work, as described in the journal Cell in January 2011, our Alzheimer’s test demonstrated an ability to identify and differentiate Alzheimer’s patients by detecting elevated levels of antibodies that appear to be unique to Alzheimer’s disease. We are currently conducting a broader validation study that we expect to be completed by late 2011 and we expect to begin marketing our test for Alzheimer’s disease in 2013. We believe that this test could initially be useful in stratifying patients for ongoing clinical trials of potential Alzheimer’s drugs as well as to confirm the diagnosis in a clinical setting and to track the progression of the disease or effectiveness of a therapeutic in a clinical trial. In December 2010 we entered into a non-exclusive collaboration agreement with Bristol-Myers Squibb Company (“BMS”) to investigate the utility of our diagnostic technology for the diagnosis of Alzheimer’s disease and for identifying individuals with early stage cognitive impairment that are likely to progress to Alzheimer’s disease.
     In addition to Alzheimer’s disease, we are developing a pipeline of diagnostic tests for other conditions such as pancreatic cancer, Parkinson’s disease and non-small cell lung cancer. We anticipate entering into additional collaboration agreements regarding our diagnostic pipeline tests and expect to commercially launch up to three diagnostic tests over the next three years.
     Our product pipeline also includes several pharmaceutical compounds and technologies in research and development for a broad range of indications and conditions. We are developing a protein-based influenza vaccine designed to offer multi-season and multi-strain protection, that we believe will offer more effective and longer lasting protection against influenza, in addition to more rapid and efficient production than existing influenza vaccine technologies. We recently acquired an up-regulating oligonucleotide therapeutics technology that has the potential to create new drugs for the treatment of a wide variety of illnesses, including cancer, heart disease, metabolic disorders and a range of genetic disorders. We have a variety of therapeutic agents for respiratory disorders in clinical development, including products for asthma, chronic obstructive pulmonary disease (“COPD”), and chronic cough. In addition to these development programs, we have growing pharmaceutical businesses in Chile and Mexico.
     We have a highly experienced management team that we believe has demonstrated an ability to successfully build and manage pharmaceutical businesses. Our Chairman and Chief Executive Officer, Dr. Phillip Frost, founded and served as Chairman and Chief Executive Officer of IVAX Corporation (“IVAX”), a multi-national pharmaceutical company, from 1987 until the acquisition of IVAX by Teva Pharmaceutical Industries, Limited (“Teva”), in January 2006. Dr. Frost currently serves as Chairman of the Board of Teva. Prior to Ivax, Dr. Frost founded and served as Chairman of the Board of Directors of Key Pharmaceuticals, Inc. from 1972 until the acquisition of Key Pharmaceuticals by Schering Plough Corporation in 1986. Our other senior executive officers, including Dr. Jane Hsiao, our Vice Chairman and Chief Technology Officer, Steven Rubin, our Executive Vice President, Administration, and Dr. Rao Uppaluri, our Senior Vice President and Chief Financial Officer, are former executive officers of IVAX. Based on their experience in the industry, we believe that our management team has extensive development, regulatory and commercialization expertise and relationships that provide access to commercial opportunities.
GROWTH STRATEGY
     We expect our future growth to come from leveraging our proprietary technology and development strengths, and opportunistically pursuing complementary, accretive, or strategic acquisitions and investments.
     We have under development a broad and diversified portfolio of diagnostic tests, vaccines and small molecules, targeting a broad range of unmet medical needs. We intend to continue to leverage our proprietary technology and our strengths in all phases of pharmaceutical research and development to further develop and commercialize our portfolio of proprietary pharmaceutical and diagnostic products. Key elements of our strategy are to:
•	obtain requisite regulatory approval and compile clinical data for our most advanced product candidates;

•	develop a focused commercialization capability in the United States;

•	strategically utilize our research and development resources to advance our product pipeline; and

•	expand into other medical markets which provide significant opportunities and which we believe are complementary to and synergistic with our business.
     We have and expect to continue to be opportunistic and pursue complementary, or strategic acquisitions, licenses and investments. Our management team has significant experience in identifying, executing and integrating these transactions. We expect to use well-timed, carefully selected acquisitions, licenses and investments to continue to drive our growth, including:
•	Products and technologies. We intend to pursue product and technology acquisitions and licenses that will complement our existing businesses and provide new product and market opportunities, improve our growth, enhance our profitability, leverage our existing assets, and contribute to our own organic growth.

•	Commercial businesses. We intend to continue to pursue acquisitions of commercial businesses that will both drive our growth and provide geographically diverse sales and distribution opportunities, particularly outside of the United States.

•	Early stage investments. We have and may continue to make investments in early stage companies that we perceive to have valuable proprietary technology and significant potential to create value for OPKO as a shareholder.
Corporate Information
     We were originally incorporated in Delaware in October 1991 under the name Cytoclonal Pharmaceutics, Inc., which was later changed to eXegenics, Inc. On March 27, 2007 we were part of a three-way merger with Froptix Corporation (“Froptix”), a research and development company, and Acuity Pharmaceuticals, Inc. (“Acuity”), a research and development company. This transaction was accounted for as a reverse merger between Froptix and eXegenics, with the combined company then acquiring Acuity. eXegenics was previously involved in the research, creation, and development of drugs for the treatment and prevention of cancer and infectious diseases; however, eXegenics had been a public shell company without any operations since 2003. On June 8, 2007 we changed our name to OPKO Health, Inc.
     Our shares are publicly traded on the NYSE Amex under the ticker “OPK”. Our principal executive offices are located in Miami, Florida. We also have leased lab space at The Scripps Research Institute in Jupiter, Florida, and

leased offices in Santiago, Chile. We also have offices and a manufacturing facility in Guadalajara, Mexico, a leased manufacturing facility in Hialeah, Florida, and a research and development office in the United Kingdom at the University of Kent.
     We currently manage our operations in two reportable segments, pharmaceutical and instrumentation segments. The pharmaceutical segment consists of two operating segments, (i) our pharmaceutical research and development segment which is focused on the research and development of pharmaceutical products, diagnostic tests, and vaccines, and (ii) the pharmaceutical operations we acquired in Chile and Mexico through the acquisition of OPKO Chile and Exakta-OPKO. The instrumentation segment consists of ophthalmic instrumentation devices and the activities related to the research, development, manufacture, and commercialization of those products.
CURRENT PRODUCT CANDIDATES AND RELATED MARKETS
Molecular Diagnostics
     In June 2009, we acquired exclusive, worldwide rights from the University of Texas Southwestern to an innovative platform technology for the rapid identification of molecules or immunobiomarkers that may be useful in the creation of accurate, easy-to-use diagnostic tests as well as the development of vaccines and highly targeted therapeutic agents for immune system-driven diseases. The technology is based on an innovative method for the identification in small blood samples of disease-specific antibodies that can serve as diagnostic biomarkers for various diseases. We jointly own patent applications covering certain aspects of the technology and hold an exclusive license to the technology.
     We believe this innovative technology could have broad applicability for the development of simple and accurate, quantitative blood tests across numerous important diseases, including a number of disease segments where there are no widely accepted or effective screening tests available. The first diagnostic product we are pursuing utilizing this technology is a simple blood test for Alzheimer’s disease. The test is designed to detect elevated levels of antibodies that appear to be unique to Alzheimer’s disease and could be useful in stratifying patients for ongoing clinical trials of potential Alzheimer’s drugs as well as to confirm the diagnosis in a clinical setting and to track the progression of the disease or effectiveness of a therapeutic in a clinical trial. The Alzheimer’s disease-specific antibodies were discovered using this novel proprietary platform that we have demonstrated in initial studies to be capable of identifying biomarkers for a wide range of diseases to which the immune system reacts, including Alzheimer’s disease, as well as cancers, autoimmune diseases, neurodegenerative diseases and infectious diseases.
     Currently it is estimated that over five million people in the United States, and over 35 million people worldwide, have Alzheimer’s disease and the national cost of caring for people with Alzheimer’s and other dementias is estimated to be $172 billion in 2010 in the United States alone. By 2050, it is estimated that between 11 and 16 million people in the United States over the age of 65 will have Alzheimer’s, and the global prevalence of people living with Alzheimer’s and other dementias is expected to be greater than 115 million. Currently there are no specific tests to detect Alzheimer’s disease and follow its progression. Current diagnosis tools such as behavioral and cognitive measurements, brain scans and spinal fluid analysis have limited diagnostic accuracy, may not detect early stage disease, and in the case of spinal fluid analysis are highly invasive. Definitive diagnosis can currently be made only from examination of postmortem brain tissue samples. An effective early diagnostic blood test would provide a significant breakthrough in supporting definitive early diagnosis.
     As reported in the January 2011 edition of the journal Cell, we demonstrated in a preliminary study that we were able to identify unique biomarkers from serum samples of known Alzheimer’s disease patients, and then using these biomarkers we were able to distinguish patients with Alzheimer’s disease from healthy controls, patients with Parkinson’s disease and patients with lupus. In December 2010, we entered into a collaboration agreement with BMS, under which we and BMS will investigate the utility of our novel technology for the diagnosis of Alzheimer’s disease and for identifying individuals with early stage cognitive impairment that are likely to progress to Alzheimer’s disease. We have conducted a validation study of 140 patients, and we are expanding the study to include 200 patients with Alzheimer’s disease, 200 demographically matched controls, and 180 patients with other conditions. We expect to complete this study by late 2011 and we expect to begin marketing our diagnostic test for Alzheimer’s disease in 2013.
     In addition to Alzheimer’s disease, we are also pursuing the development of diagnostic tests for pancreatic cancer, Parkinson’s disease, non-small cell lung cancer, and other diseases for which early detection could lead to earlier therapy and dramatically improved outcomes. We have conducted preliminary studies in pancreatic cancer,

Parkinson’s disease, and non-small cell lung cancer patient samples that we believe demonstrate the ability of our technology to identify biomarkers with diagnostic utility for these conditions. We plan to conduct additional studies in larger patient populations to further validate diagnostic tests for these and other conditions. We expect to complete a validation study of an initial cancer diagnostic test in 2012 and we expect to begin marketing an initial cancer diagnostic test in 2013. We anticipate entering into additional collaboration agreements regarding our diagnostic pipeline tests and expect to commercially launch up to three diagnostic tests over the next three years.
     Along with molecular diagnostic applications, we believe that this same platform technology should permit the development of pharmaceutical agents or other therapeutics which can be delivered directly to the targeted autoimmune cells. Similarly, we believe that the synthetic molecules that we are able to identify through this technology could be used for the formulation of synthetic vaccines to induce an immune response that protects against foreign pathogens.
Pharmaceutical Business
     We presently have several pharmaceutical compounds and technologies in research and development for a broad range of indications and conditions. Our product development candidates are in various stages of development. Our primary focus is on developing and commercializing our novel influenza vaccine and therapeutics based on our oligonucleotide technology platform.
Vaccine Programs
     In July 2009, we acquired worldwide rights from Academia Sinica in Taipei, Taiwan, for a new technology to develop protein-based vaccines against influenza and other viral infections. We are developing a proprietary, innovative influenza vaccine designed to provide multi-season and multi-strain protection against many human influenza virus strains, including both seasonal influenza strains as well as global influenza pandemic strains, such as swine flu (“H1N1”), and avian flu (“H5N1”). The world-wide seasonal influenza market place is projected to increase to $6.3 billion by 2014. Influenza results in approximately 200,000 hospitalizations and more than 36,000 deaths each year in the United States alone, with estimated economic costs in excess of $87 billion per year.
     There are several major limitations of current influenza vaccines, including:
•	Inability to respond to mutations. The influenza virus undergoes frequent and unpredictable antigenic changes, or mutations, in its surface proteins, creating new strains of the virus which the immune system often fails to recognize. Currently available vaccines do not provide adequate protection against new influenza strains, leading to the need for the ongoing development and administration of vaccines on an annual basis.

•	Slow development timelines. Currently available influenza vaccines are based on annual World Health Organization predictions of the influenza strains that will be prevalent in the upcoming season. Because of the long development timeline required to create current influenza vaccines, the actual virus strains prevalent in a given season may differ from the strains used to create the vaccine, resulting in commercially available vaccines that offer limited protection and clinical efficacy.

•	Production cycle limitations. The annual strain prediction and selection process necessitates annual vaccine manufacturing with time-consuming and expensive annual production cycles. The prediction of optimal production quantities is also difficult and often results in either a shortage or excess of doses.
     Instead of the typical method of making a cocktail of inactivated viruses for annual flu shots, our approach to anti-viral vaccines is designed to increase protective antibodies against multiple strains of viral influenza. We believe that our technology will, among other things, permit the development of a molecular protein-based flu vaccine that will provide protection against multiple H1, H3 or H5 flu variances. We believe that our novel vaccine technology addresses the current limitations by providing a wider scope of virus strain coverage with longer-term protection, in a recombinant protein format that requires shorter development timelines and enables efficient year-round and demand-based production.
     In addition, in March 2010, we acquired worldwide rights from Academia Sinica to certain alpha-galactosyl ceramide analogs which are believed to be useful as vaccines or vaccine adjuvants for a wide variety of disorders including cancer, infectious disease, and autoimmune disease. We are working in conjunction with Academia Sinica to advance and develop products under these technologies.

Oligonucleotide Therapeutics
     In January 2011, we acquired CURNA, Inc., a privately held company based in Jupiter, Florida, engaged in the discovery of new drugs for the treatment of a wide variety of illnesses, including cancer, heart disease, metabolic disorders and a range of genetic anomalies. CURNA’s broad platform technology utilizes a short, single strand oligonucleotide and is based on the up-regulation of protein production through interference with non-coding RNA’s, or natural antisense. This strategy contrasts with established approaches which down-regulate protein production. CURNA has designed a novel type of therapeutic modality, termed AntagoNAT, and has initially demonstrated this approach for up-regulation of several therapeutically relevant proteins in in vitro and animal models. We believe that this short, single strand oligonucleotide can be delivered intravenously or subcutaneously without the drug delivery or cell penetration complications typically associated with double stranded siRNA therapeutics. CURNA has identified and developed compounds which increase the production of over 80 key proteins involved in a large number of individual diseases.
Asthma and COPD
     In May 2010, we acquired worldwide rights to a novel heparin-derived oligosaccharide which has significant potential in treating asthma and COPD. Over 22 million people in the United States live with asthma, including nearly six million children. Additionally, there are more than 12 million people in the United States who have COPD. The market for asthma and COPD treatments was estimated to be $26 billion in 2009. Currently available therapies often include unwanted side effects and may have limited efficacy. We believe that our product may have an improved efficacy and side effect profile. Our initial studies have demonstrated anti-inflammatory and anti-allergic activity when administered orally or inhaled with inhalers or nebulizers in sheep and mice asthma models. We have also successfully completed human feasibility studies in asthma.
NK-1 Program
     In November 2009, we acquired rolapitant and other neurokinin-1 (“NK-1”), assets from Schering Plough Corporation. Rolapitant, a potent and selective competitive antagonist of the NK-1 receptor, has successfully completed Phase II clinical testing for prevention of chemotherapy induced nausea and vomiting (“CINV”), and post-operative induced nausea and vomiting (“PONV”). Based on studies conducted to-date, we believe that rolapitant may be differentiated from other agents in this class through both its duration of action and lack of drug-drug interactions. Rolapitant has an extended plasma half-life that has the potential to improve the management of nausea and vomiting experienced by cancer patients undergoing chemotherapy treatment. Phase II clinical testing of rolapitant for the prevention of nausea and vomiting in cancer patients treated with highly emetogenic chemotherapy demonstrated promising five-day activity following the administration of a single dose, with no significant drug-drug interactions.
     The global emesis market was nearly $2.4 billion in 2009. There are more than two million chemotherapy patients each year in the United States, Europe, and Japan alone, and there are more than 23 million surgery patients in the United States and Europe. NK-1 receptor antagonists and 5HT3 receptor antagonists are major classes of drugs used for prevention of nausea and vomiting. In general, NK-1 inhibitors are complementary to 5HT3 inhibitors with the potential for additive effects in PONV and demonstrated additive effects in CINV. While there are several approved 5HT3 receptor antagonists, including palonosetron (Aloxi), ondansetron (Zofran), and other generics, there is only one NK-1 receptor antagonist approved for commercial use, aprepitant (Emend).
     In December 2010, we exclusively out-licensed the development, manufacture and commercialization of rolapitant to TESARO, Inc., an oncology-focused biopharmaceutical company co-founded by former executives of MGI PHARMA, an oncology and acute-care focused biopharmaceutical company acquired by Eisai Co., Ltd. in 2008. We believe that the TESARO team brings significant development and commercialization experience and a demonstrated track record of success in launching and differentiating products for the CINV market.
     TESARO is initially pursuing development and commercialization of rolapitant for CINV. Under the terms of the license, we are eligible to receive payments of up to $121.0 million, of which an up-front payment of $6.0 million has been received, and additional payments based upon net sales and achievement of specified regulatory and commercialization milestones. In addition, TESARO will pay us double digit tiered royalties on sales of licensed product. Further, we will share with TESARO future profits from the commercialization of licensed products in Japan, and we will have an option to market the products in Latin America. In addition, we acquired an approximately 10% equity position in TESARO on an as-converted basis.

     Separately, we are also developing a second generation NK-1 receptor antagonist, SCH 900978, for chronic cough. The product has completed a Phase II proof of concept study with no safety issues identified and low drug-drug interaction potential.
Ophthalmics
     We have therapeutic programs under development for a range of ophthalmic diseases and conditions such as wet and dry Age Related Macular Degeneration (“AMD”), which represent markets with significant unmet needs. In July 2007, we initiated the first of two required pivotal Phase III trials for our lead ophthalmic product, bevasiranib, a drug candidate in development for the treatment of Wet AMD. On March 6, 2009, following the recommendation of an independent data monitoring committee (“IDMC”), we determined to terminate the Phase III clinical trial of bevasiranib. Review of the data by the IDMC had indicated that the trial as structured was unlikely to meet its primary end point. We are continuing to investigate improved drug delivery methods in an effort to determine appropriate next steps regarding the development of bevasiranib. We may seek to continue development of these programs in the future, or to outlicense or sell these programs.
Emerging Markets Operations
     We also intend to continue to leverage our global commercialization expertise to pursue acquisitions of commercial businesses that will both drive our growth and provide geographically diverse sales and distribution opportunities, particularly outside of the United States. It is estimated that by 2030 emerging markets will account for 60% of global GDP. According to IMS Health, emerging healthcare markets, including markets such as Brazil, Chile, China, India, Mexico, Russia, and Turkey, are projected to grow approximately 15% in total per year through 2014, while developed markets are projected to grow only 3% to 5% over the same period. At a time of slowing pharmaceutical sales growth in many mature countries, this expansion in many emerging markets has led to higher sales growth rates and an increasing contribution to the industry’s global performance. As a result we expect that emerging markets will continue to be a growing part of our business strategy, contributing both attractive revenue growth and cash flow to support our development programs.
     In February 2010, we completed the acquisition of Pharmacos Exakta S.A. de C.V. (“Exakta-OPKO”), a Mexican pharmaceutical business engaged in the manufacture, marketing, sale, and distribution of ophthalmic and other pharmaceutical products to private and public customers in Mexico. Exakta-OPKO manufacturers and sells more than 25 products primarily in the generics market in Mexico, although it has recently increased its focus on the development of proprietary products as well. Exakta-OPKO has also signed a letter of intent to collaborate with the Centro de Investigación y Asistencia Tecnológica y Diseño del Estado de Jalisco (“CIATEJ”), a preeminent technology and research center in the State of Jalisco, Mexico to develop and manufacture vaccines for flu, dengue fever, and West Nile virus. The first project under development with CIATEJ is a new H1N1 vaccine which is expected to launch in Mexico in 2012.
     In October 2009, we completed the acquisition of Pharma Genexx, S.A. (“OPKO Chile”). OPKO Chile markets, sells and distributes more than 100 products in the generics market to private, hospital and institutional clients in Chile for a wide range of indications, including, cardiovascular products, vaccines, antibiotics, gastro-intestinal products, and hormones, among others. OPKO Chile has no manufacturing facility.
Strategic Investments
     We have and may continue to make investments in other early stage companies that we perceive to have valuable proprietary technology and significant potential to create value for OPKO as a shareholder.
•	In December 2010, we acquired a minority equity interest in TESARO, Inc., a privately held oncology-focused biopharmaceutical company, as part of a license agreement with TESARO for the development, manufacture, commercialization and distribution of rolapitant and a related compound. As of December 31, 2010, we owned an approximately 10% equity position in TESARO on an as-converted basis.

•	In November 2010, we acquired a minority equity interest in Fabrus, LLC, a privately held early-stage biotechnology company with next generation therapeutic antibody drug discovery and development capabilities that is using its proprietary antibody screening and engineering approach to discover promising lead compounds against several important oncology targets. As of December 31, 2010, we owned approximately 13% of the outstanding membership interests of Fabrus.

•	In September 2009, we acquired a minority equity interest in Cocrystal Discovery, Inc., a privately held biopharmaceutical company focused on the discovery and development of novel small molecule antiviral therapeutics tailored for the treatment of serious and chronic viral diseases. As of December 31, 2010, we owned approximately 16% of the outstanding capital stock of Cocrystal Discovery.

•	In June 2009 we acquired a minority equity interest in Sorrento Therapeutics, Inc., a publicly held development-stage biopharmaceutical company focused on applying its proprietary technology platform for the discovery and development of human therapeutic antibodies for the treatment of a variety of disease conditions, including cancer, inflammation, metabolic disease and infectious disease. As of December 31, 2010 we owned approximately 21% of the outstanding capital stock of Sorrento Therapeutics.
INSTRUMENTATION BUSINESS
     Our instrumentation business consists of the development, commercialization and sale of ophthalmic diagnostic and imaging systems and instrumentation products. Currently, the instrumentation business is primarily based on technology that offers innovative systems with advanced diagnostic imaging capabilities and tools to meet the needs of eye care professionals. We may seek to continue development of this business in the future or to outlicense or sell this business.
RESEARCH AND DEVELOPMENT EXPENSES
     During the years ended December 31, 2010, 2009, and 2008, we incurred $7.9 million, $12.9 million, and $21.6 million, respectively, of research and development expenses related to our various product candidates. During the year ended December 31, 2010, our research and development expense consisted of activities related to the development of our molecular diagnostics program, rolapitant prior to its divesture, and our next generation OCT/SLO. Research and development expense for the years ended December 31, 2009 and 2008 primarily relate to bevasiranib. In addition, during 2009 and 2008, we expensed $2.0 million and $1.4 million for acquired in process research and development related to our acquisitions of the NK-1 compounds and Vidus Ocular, Inc.
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
     Because the patent positions of pharmaceutical and biotechnology companies are highly uncertain and involve complex legal and factual questions, the patents owned and licensed by us, or any future patents, may not prevent other companies from developing similar or therapeutically equivalent products or ensure that others will not be issued patents that may prevent the sale of our products or require licensing and the payment of significant fees or royalties. Furthermore, to the extent that any of our future products or methods are not patentable, that such products or methods infringe upon the patents of third parties, or that our patents or future patents fail to give us an exclusive position in the subject matter claimed by those patents, we will be adversely affected. We may be unable to avoid infringement of third party patents and may have to obtain a license, defend an infringement action, or challenge the validity of the patents in court. A license may be unavailable on terms and conditions acceptable to us, if at all. Patent litigation is costly and time consuming, and we may be unable to prevail in any such patent litigation or devote sufficient resources to even pursue such litigation.
LICENSES AND COLLABORATIVE RELATIONSHIPS
     Our strategy is to develop a portfolio of product candidates through a combination of internal development, acquisition, and external partnerships. Collaborations are key to our strategy and we continue to build relationships and forge partnerships in various areas where unmet medical need and commercial opportunities exist. In 2010, we completed a strategic licensing transaction pursuant to which we exclusively out-licensed development, manufacture and commercialization of rolapitant to TESARO, an oncology-focused biopharmaceutical company founded by executives with a demonstrated track record in launching successful products for the CINV market. Previously, we also completed strategic licensing transactions with the University of Texas Southwestern Medical Center at Dallas. Academia Sinica, the Trustees of the University of Pennsylvania, and the University of Florida Research Foundation, among others.
COMPETITION
     The pharmaceutical, molecular diagnostic, and instrumentation industries are highly competitive and require an ongoing, extensive search for technological innovation. The industries are characterized by rapidly advancing technologies, intense competition and a strong emphasis on proprietary products. They also require, among other things, the ability to effectively discover, develop, test and obtain regulatory approvals for products, as well as the ability to effectively commercialize, market and promote approved products.
     We intend to leverage our technological innovation and proprietary position to effectively compete in the pharmaceutical and biopharmaceutical markets. In addition, we are committed to researching, developing and pursuing the commercialization of diagnostic tests for Alzheimer’s disease, various cancers and autoimmune disease, among others. Numerous companies, however, including major pharmaceutical companies, specialty pharmaceutical companies and specialized biotechnology companies, are engaged in the development, manufacture and marketing of pharmaceutical products competitive with those that we intend to commercialize ourselves and through our partners, For example, Merck currently markets Emend, an NK-1 compound for post-operative nausea and vomiting and chemotherapy induced nausea and vomiting. There are several companies working to develop universal flu vaccines, and several companies have products or development programs for diseases and conditions our ophthalmic product candidates are designed to address. Competitors to our molecular diagnostics business are many and include major diagnostic companies, reference laboratories, molecular diagnostic firms, universities and research institutions.
     Most of these companies have substantially greater financial and other resources, larger research and development staffs and more extensive marketing and manufacturing organizations than ours. This enables them, among other things, to make greater research and development investments and efficiently utilize their research and development costs, as well as their marketing and promotion costs, over a broader revenue base. This also provides our competitors with a competitive advantage in connection with the highly competitive product acquisition and product in-licensing process, which may include auctions in which the highest bidder wins. Our competitors may also have more experience and expertise in obtaining marketing approvals from the Food and Drug Administration (the “FDA”) and other regulatory authorities. In addition to product development, testing, approval, and promotion, other competitive factors in the pharmaceutical industry include industry consolidation, product quality and price, product technology, reputation, customer service, and access to technical information.
     Our ability to commercialize our pharmaceutical and diagnostic test product candidates and compete effectively will depend, in large part, on:
•	Our ability to meet all necessary regulatory requirements to advance our product candidates through clinical trials and the FDA approval process;

•	the perception by physicians and other members of the health care community of the safety, efficacy, and benefits of our products compared to those of competing products or therapies;

•	our ability to manufacture products we may develop on a commercial scale;

•	the effectiveness of our sales and marketing efforts;

•	the willingness of physicians to adopt a new treatment regimen represented by our technology;

•	our ability to secure reimbursement for our product candidates,

•	the price of the products we may develop and commercialize relative to competing products;

•	our ability to accurately forecast and meet demand for our product candidates if regulatory approvals are achieved;

•	our ability to develop a commercial scale infrastructure either on our own or with a collaborator, which would include expansion of existing facilities, including our manufacturing facilities, development of a distribution network, and other operational and financial systems necessary to support our increased scale;

•	our ability to maintain a proprietary position in our technologies; and

•	our ability to rapidly expand the existing information technology infrastructure and configure existing operational, manufacturing, and financial systems (on our own or with third party collaborators) necessary to support our increased scale, which would include existing or additional facilities and or partners.
GOVERNMENT REGULATION OF OUR DRUG AND DEVICE DEVELOPMENT ACTIVITIES
     The U.S. government regulates healthcare through various agencies, including but not limited to the following: (i) the U.S. Food and Drug Administration (“FDA”), which administers the Federal Food, Drug and Cosmetic Act (“FDCA”), as well as other relevant laws; (ii) the Centers for Medicare & Medicaid Services (“CMS”), which administers the Medicare and Medicaid programs; (iii) the Office of Inspector General (“OIG”), which enforces various laws aimed at curtailing fraudulent or abusive practices, including by way of example, the Anti-Kickback Law, the Physician Self-Referral Law, commonly referred to as the Stark law, the Anti-Inducement Law, the Civil Money Penalty Law, and the laws that authorize the OIG to exclude healthcare providers and others from participating in federal healthcare programs; and (iv) the Office of Civil Rights, which administers the privacy aspects of the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”). All of the aforementioned are agencies within the Department of Health and Human Services (“HHS”). Healthcare is also provided or regulated, as the case may be, by the Department of Defense through its TriCare program, the Department of Veterans Affairs, especially through the Veterans Health Care Act of 1992, the Public Health Service within HHS under Public Health Service Act § 340B (42 U.S.C. § 256b), the Department of Justice through the Federal False Claims Act and various criminal statutes, and state governments under the Medicaid and other state sponsored or funded programs and their internal laws regulating all healthcare activities.
     The testing, manufacture, distribution, advertising, and marketing of drug products and medical devices are subject to extensive regulation by federal, state, and local governmental authorities in the United States, including the FDA, and by similar agencies in other countries. Any drug or device product that we develop must receive all relevant regulatory approvals or clearances, as the case may be, before it may be marketed in a particular country.
Drug Development
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
     After completion of clinical trials of a new drug product, FDA and foreign regulatory authority marketing approval must be obtained. Assuming that the clinical data support the product’s safety and effectiveness for its intended use, a new drug application (“NDA”), is submitted to the FDA for its review. Generally, it takes one to three years to obtain approval. If questions arise during the FDA review process, approval may take a significantly longer period of time. The testing and approval processes require substantial time and effort and we may not receive approval on a timely basis, if at all, or the approval that we receive may be for a narrower indication than we had originally sought, potentially undermining the commercial viability of the product. Even if regulatory approvals are obtained, a marketed product is subject to continual review, and later discovery of previously unknown problems or failure to comply with the applicable regulatory requirements may result in restrictions on the marketing of a product or withdrawal of the product from the market as well as possible civil or criminal sanctions. For marketing outside the United States, we also will be subject to foreign regulatory requirements governing human clinical trials and marketing approval for pharmaceutical products. The requirements governing the conduct of clinical trials, product licensing, pricing, and reimbursement vary widely from country to country.
     None of our pharmaceutical products under development have been approved for marketing in the United States or elsewhere. We may not be able to obtain regulatory approval for any such products under development in a timely manner, if at all. Failure to obtain requisite governmental approvals or failure to obtain approvals of the scope requested will delay or preclude us, or our licensees or marketing partners, from marketing our products, or limit the commercial use of our products, and thereby would have a material adverse effect on our business, financial condition, and results of operations. See “Risk Factors — The results of pre-clinical trials and previous clinical trials for our products may not be predictive of future results, and our current and planned clinical trials may not satisfy the requirements of the FDA or other non-U.S. regulatory authorities.”
Device Development
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
     In the United States, a company generally can obtain permission to distribute a new device in one of two ways. The first applies to any device that is substantially equivalent to a device first marketed prior to May 1976, or to another device marketed after that date, but which was substantially equivalent to a pre-May 1976 device. These devices are either Class I or Class II devices. To obtain FDA permission to distribute the device, the company generally must submit a section 510(k) submission, and receive an FDA order finding substantial equivalence to a predicate device (pre-May 1976 or post-May 1976 device that was substantially equivalent to a pre-May 1976 device) and permitting commercial distribution of that device for its intended use. A 510(k) submission must provide information supporting a claim of substantial equivalence to the predicate device. If clinical data from human experience are required to support the 510(k) submission, these data must be gathered in compliance with investigational device exemption (“IDE”), regulations for investigations performed in the United States. The 510(k) process is normally used for products of the type that the Company proposes distributing. The FDA review process for premarket notifications submitted pursuant to section 510(k) takes, on average, about 90 days, but it can take substantially longer if the FDA has concerns, and there is no guarantee that the FDA will “clear” the device for marketing, in which case the device cannot be distributed in the United States. There is also no guarantee that the FDA will deem the applicable device subject to the 510(k) process, as opposed to the more time-consuming, resource-intensive and problematic, pre market approval (“PMA”) process described below.
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
     Even when a clinical study has been approved by the FDA or deemed approved, the study is subject to factors beyond a manufacturer’s control, including, but not limited to the fact that the institutional review board at a given clinical site might not approve the study, might decline to renew approval which is required annually, or might suspend or terminate the study before the study has been completed. Also, the interim results of a study may not be satisfactory, leading the sponsor to terminate or suspend the study on its own initiative or the FDA may terminate or suspend the study. There is no assurance that a clinical study at any given site will progress as anticipated; there may be an insufficient number of patients who qualify for the study or who agree to participate in the study or the investigator at the site may have priorities other than the study. Also, there can be no assurance that the clinical study will provide sufficient evidence to assure the FDA that the product is safe and effective, a prerequisite for FDA approval of a PMA, or substantially equivalent in terms of safety and effectiveness to a predicate device, a prerequisite for clearance under 510(k). Even if the FDA approves or clears a device, it may limit its intended uses in such a way that manufacturing and distributing the device may not be commercially feasible.
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
     A company that intends to manufacture medical devices is required to register with the FDA before it begins to manufacture the device for commercial distribution. As a result, we and any entity that manufactures products on our behalf will be subject to periodic inspection by the FDA for compliance with the FDA’s Quality System Regulation requirements and other regulations. In the European Community, we will be required to maintain certain International Organization for Standardization (“ISO”), certifications in order to sell products and we or our manufacturers undergo periodic inspections by notified bodies to obtain and maintain these certifications. These regulations require us or our manufacturers to manufacture products and maintain documents in a prescribed manner with respect to design, manufacturing, testing and control activities. Further, we are required to comply with various FDA and other agency requirements for labeling and promotion. The Medical Device Reporting regulations require that we provide information to the FDA whenever there is evidence to reasonably suggest that a device may have caused or contributed to a death or serious injury or, if a malfunction were to occur, could cause or contribute to a death or serious injury. In addition, the FDA prohibits us from promoting a medical device for unapproved indications.
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
     Regulation by governmental authorities in the United States and other countries may be a significant factor in how we develop, test, produce and market our molecular diagnostic test products. Diagnostic tests like ours do not fall squarely within the regulatory approval process for pharmaceutical or device products as described above, and the regulatory pathway is not as clear. It is possible that diagnostic products developed by us or our collaborators will be regulated as medical devices by the FDA and comparable agencies of other countries and require either premarket approval (“PMA”) or 510(k) clearance from the FDA prior to marketing. Nevertheless, some companies that have successfully commercialized diagnostic tests for various conditions and disease states have not sought clearance or approval for such tests through the traditional or PMA processes, and have instead utilized a process involving laboratory developed tests (“LDTs”) through a laboratory certified under The Clinical Laboratory Improvement Amendments of 1988 (“CLIA”). CLIA is a federal law that regulates clinical laboratories that perform testing on specimens derived from humans for the purpose of providing information for diagnostic, preventative or treatment purpose. In such instances, the CLIA lab is solely responsible for the development, validation and commercialization of the assay. Such LDT testing is currently under the purview of CMS and state agencies that provide oversight of the safe and effective use of LDTs. Although the FDA has consistently claimed that it has the regulatory authority to regulate LDTs that are validated by the developing laboratory and performed only by that laboratory, it has generally exercised enforcement discretion in not otherwise regulating most tests developed and performed by high complexity CLIA-certified laboratories. Recently, however, the FDA indicated that it was reviewing the regulatory requirements that will apply to LDTs, and held a two-day public meeting on July 19 and July 20, 2010 to obtain input from stakeholders on how it should apply its authority to implement a reasonable, risk-based, and effective regulatory framework for LDTs. Although the FDA did not indicate when or how those changes would be implemented, it left little doubt that the changes are forthcoming.
Impact of Regulation
     The FDA in the course of enforcing the FDCA may subject a company to various sanctions for violating FDA regulations or provisions of the FDCA, including requiring recalls, issuing Warning Letters, seeking to impose civil money penalties, seizing devices that the agency believes are non-compliant, seeking to enjoin distribution of a specific type of device or other product, seeking to revoke a clearance or approval, seeking disgorgement of profits and seeking to criminally prosecute a company and its officers and other responsible parties.
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
Anti-Kickback Laws
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
MANUFACTURING AND QUALITY
     Other than our facility in Guadalajara, Mexico, we currently have no pharmaceutical manufacturing facilities. We have entered into agreements with various third parties for the formulation and manufacture of our pharmaceutical clinical supplies. These suppliers and their manufacturing facilities must comply with FDA regulations, current good laboratory practices (“cGLPs”) and current good manufacturing practices (“cGMPs”). We plan to outsource the manufacturing and formulation of our clinical supplies.
     We have an instrumentation manufacturing facility in Hialeah, Florida, which predominantly performs high level assembly for our instrumentation products. Certain of our products’ components and optical subsystems are produced by sub-contracted vendors that specialize in optical device manufacturing.
     We are committed to providing high quality products to our customers, and we plan to meet this commitment by working diligently to continue implementing updated and improved quality systems and concepts throughout our organization.
SALES & MARKETING
     We currently do not have pharmaceutical or diagnostics sales or marketing personnel in the United States and have limited personnel in Chile and Mexico. In order to commercialize any pharmaceutical or diagnostic products that are approved for commercial sale, we must either build a sales and marketing infrastructure or collaborate with third parties with sales and marketing experience.
     Our instrumentation division has offices in the United States and the United Kingdom and a distributor network that currently covers more than 50 countries. Our strategy is to increase sales of existing products through expansion of our sales channel in the United States and to provide additional marketing resources to our international distributor network.
SERVICE & SUPPORT
     We currently offer service and telephone support for all of our marketed instrumentation products. Warranties are given on all products against defects of labor and material. Extended Service Contracts are available for purchase. Product repairs are performed onsite at our Hialeah facility.
EMPLOYEES
     As of December 31, 2010, we had 220 full-time employees worldwide. None of our employees are represented by a collective bargaining agreement.

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
     We are a healthcare company with a limited operating history. We are not profitable and have incurred losses since our inception. We do not anticipate that we will generate revenue from the sale of proprietary pharmaceutical products or our molecular diagnostic products for some time and we have generated limited revenue from our pharmaceutical operations in Chile and Mexico and from our instrumentation business. We have not yet submitted any pharmaceutical products or molecular diagnostic products for marketing approval or clearance by regulatory authorities and we do not currently have rights to any pharmaceutical product candidates that have been approved for marketing, other than those products sold by our Chilean and Mexican subsidiaries. We continue to incur research and development and general and administrative expenses related to our operations and, to date, we have devoted most of our financial resources to research and development, including our pre-clinical development activities and clinical trials. We expect to continue to incur losses from our operations for the foreseeable future, and we expect these losses to increase as we continue our research activities and conduct development of, and seek regulatory approvals and clearances for, our product candidates, and prepare for and begin to commercialize any approved or cleared products. If our product candidates fail in clinical trials or do not gain regulatory approval or clearance, or if our product candidates do not achieve market acceptance, we may never become profitable. In addition, if we are required by the U.S. Food and Drug Administration (“FDA”), to perform studies in addition to those we currently anticipate, our expenses will increase beyond expectations and the timing of any potential product approval may be delayed. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods.
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
     In addition, we have a limited operating history. Our operations to date have been primarily limited to organizing and staffing our company, developing our technology, and undertaking pre-clinical studies and clinical trials of our product candidates. We have not yet obtained regulatory approvals for any of our pharmaceutical product or molecular diagnostic candidates. Consequently, any predictions you make about our future success or viability may not be as accurate as they could be if we had a longer operating history.
Our product research and development activities may not result in commercially viable products.
     Most of our product candidates, including our molecular diagnostic products and vaccine technologies, are in the early stages of development and are prone to the risks of failure inherent in drug, diagnostic, and medical device product development. These risks further include the possibility that such products would:
•	be found to be ineffective, unreliable, or otherwise inadequate or otherwise fail to receive regulatory approval;

•	be difficult or impossible to manufacture on a commercial scale;

•	be uneconomical to market or otherwise not be effectively marketed;

•	fail to be successfully commercialized if adequate reimbursement from government health administration authorities, private health insurers, and other organizations for the costs of these products is unavailable;

•	be impossible to commercialize because they infringe on the proprietary rights of others or compete with products marketed by others that are superior; or

•	fail to be commercialized prior to the successful marketing of similar products by competitors.
The results of pre-clinical trials and previous clinical trials for our products may not be predictive of future results, and our current and planned clinical trials may not satisfy the requirements of the FDA or other non-U.S. regulatory authorities.
     Positive results from pre-clinical studies and early clinical trial experience should not be relied upon as evidence that later-stage or large-scale clinical trials will succeed. We may be required to demonstrate with substantial evidence through well-controlled clinical trials that our product candidates either (i) are safe and effective for use in a diverse population of their intended uses or (ii) with respect to Class I or Class II devices only, are substantially equivalent in terms of safety and effectiveness to devices that are already marketed under section 510(k) of the Food, Drug and Cosmetic Act. Success in early clinical trials does not mean that future clinical trials will be successful because product candidates in later-stage clinical trials may fail to demonstrate sufficient safety and efficacy to the satisfaction of the FDA and other non-U.S. regulatory authorities despite having progressed through initial clinical trials.
     Further, our drug candidates may not be approved or cleared even if they achieve their primary endpoints in Phase III clinical trials or registration trials. In addition our device candidates, as well as our molecular diagnostic candidates, may not be approved or cleared, as the case may be, even though clinical or other data are, in our view, adequate to support a device or diagnostic test approval or clearance. The FDA or other non-U.S. regulatory authorities may disagree with our trial design and our interpretation of data from pre-clinical studies and clinical trials. In addition, any of these regulatory authorities may change requirements for the approval or clearance of a product candidate even after reviewing and providing comment on a protocol for a pivotal clinical trial that has the potential to result in FDA and other non-U.S. regulatory authorities’ approval. Any of these regulatory authorities may also approve or clear a product candidate for fewer or more limited indications or uses than we request or may grant approval or clearance contingent on the performance of costly post-marketing clinical trials. The FDA or other non-U.S. regulatory authorities may not approve the labeling claims necessary or desirable for the successful commercialization of our product candidates.
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
     We are advancing and intend to continue to advance multiple product candidates through clinical and pre-clinical development. On March 14, 2011, we issued 27,000,000 shares of our common stock in an underwritten public offering at a price of $3.75 per share. The net proceeds received in the offering were approximately $96.4 million. We believe we have sufficient cash and cash equivalents on hand or available to us through lines of credit to meet our anticipated cash requirements for operations and debt service beyond the next 12 months. We have based this estimate on assumptions that may prove to be wrong or subject to change, and we may be required to use our available capital resources sooner than we currently expect or curtail aspects of our operations in order to preserve our capital. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our current and anticipated clinical trials. Our future capital requirements will depend on a number of factors, including the continued progress of our research and development of product candidates, the timing and outcome of clinical trials and regulatory approvals, the costs involved in preparing, filing, prosecuting, maintaining, defending, and enforcing patent claims and other intellectual property rights, the status of competitive products, the availability of financing, and our success in developing markets for our product candidates.
     Until we can generate a sufficient amount of product revenue to finance our cash requirements, which we may never do, we expect to finance future cash needs primarily through public or private equity offerings, debt financings, or strategic collaborations. Our ability to obtain additional capital may depend on prevailing economic conditions and financial, business and other factors beyond our control. Disruptions in the United States and global financial markets may adversely impact the availability and cost of credit, as well as our ability to raise money in the capital markets. Economic conditions have been, and continue to be, volatile. Continued instability in these market conditions may limit our ability to replace, in a timely manner, maturing liabilities and access the capital necessary to fund and grow our business. There can be no assurance that additional capital will be available to us on acceptable terms, or at all, which could adversely impact our business, results of operations, liquidity, capital resources and financial condition. If we are not able to secure additional funding when needed, we may have to delay, reduce the scope of, or eliminate one or more of our clinical trials or research and development programs. To the extent that we raise additional funds by issuing equity securities, our stockholders may experience additional significant dilution, and debt financing, if available, may involve restrictive covenants. To the extent that we raise additional funds through collaboration and licensing arrangements, it may be necessary to relinquish some rights to our technologies or our product candidates or grant licenses on terms that may not be favorable to us. We may seek to access the public or private capital markets whenever conditions are favorable, even if we do not have an immediate need for additional capital at that time.
Our business is substantially dependant on our ability to develop, launch and generate revenue from our molecular diagnostic program.
     Our business is substantially dependant on our ability to develop and launch simple diagnostic tests based on our molecular diagnostics platform for Alzheimer’s disease, cancers and other conditions for which we are developing tests. We are committing significant research and development resources to the development of such diagnostic tests, and there is no guarantee that we will be able to successfully launch these or other diagnostic tests on anticipated timelines or at all. We have limited experience in developing, manufacturing, selling, marketing or distributing tests based on the molecular diagnostic platform. If we are not able to successfully develop, market or sell diagnostic tests we develop for any reason, including the failure to obtain any required regulatory approvals, we will not generate any revenue from the sale of such tests. Even if we are able to develop effective diagnostic tests for sale in the marketplace, a number of factors could impact our ability to sell such tests or generate any significant revenue from the sale of such tests, including without limitation:
•	our ability to establish and maintain adequate infrastructure to support the commercial launch and sale of our diagnostic tests ourselves or through a CLIA certified laboratory, including establishing adequate laboratory space, information technology infrastructure, sample collection and tracking systems, electronic ordering and reporting systems and other infrastructure and hiring adequate laboratory and other personnel;

•	the success of the validation studies for our diagnostic tests under development and our ability to publish study results in peer-reviewed journals;

•	the availability of alternative and competing tests or products and technological innovations or other advances in medicine that cause our technologies to be less competitive;

•	the accuracy rates of such tests, including rates of false-negatives and/or false-positives;

•	concerns regarding the safety or effectiveness or clinical utility of our diagnostic tests;

•	changes in the regulatory environment affecting health care and health care providers, including changes in laws regulating laboratory testing and/or device manufacturers;

•	the extent and success of our sales and marketing efforts and ability to drive adoption of our diagnostic tests;

•	coverage and reimbursement levels by government payors and private insurers;

•	pricing pressures and changes in third-party payor reimbursement policies; and

•	intellectual property rights held by others or others infringing our intellectual property rights.
If our competitors develop and market products that are more effective, safer or less expensive than our future product candidates, our commercial opportunities will be negatively impacted.
     The pharmaceutical, molecular diagnostic, and instrumentation industries are highly competitive and require an ongoing, extensive search for technological innovation. Numerous companies, including major pharmaceutical companies, specialty pharmaceutical companies and specialized biotechnology companies, are engaged in the development, manufacture and marketing of pharmaceutical products competitive with those that we intend to commercialize ourselves and through our partners, including without limitation, Merck, Genentech, Allergan, Alcon Laboratories, Novartis, Alnylam, Regeneron, and QLT. Competitors to our molecular diagnostics business are many and include major diagnostic companies, reference laboratories, molecular diagnostic firms, universities and research institutions. Most of these companies have substantially greater financial and other resources, larger research and development staffs and more extensive marketing and manufacturing organizations than ours. Large pharmaceutical companies, in particular, have extensive experience in clinical testing and in obtaining regulatory approvals or clearances for drugs or medical devices. These companies also have significantly greater research and marketing capabilities than we do. Compared to us, many of our potential competitors have substantially greater capital resources, development resources, including personnel and technology, clinical trial experience, regulatory experience, expertise in prosecution of intellectual property rights, manufacturing and distribution experience, and sales and marketing experience.
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
     If our competitors market products that are more effective, safer, easier to use or less expensive than our future product candidates, if any, or that reach the market sooner than our future product candidates, if any, we may not achieve commercial success. In addition, the biopharmaceutical, molecular diagnostic, and medical device industries are characterized by rapid technological change. Because our research approach integrates many technologies, it may be difficult for us to stay abreast of the rapid changes in each technology. If we fail to stay at the forefront of technological change, we may be unable to compete effectively. Technological advances or products developed by our competitors may render our technologies or product candidates obsolete or less competitive.

Our product development activities could be delayed or stopped.
     We do not know whether our current or planned pre-clinical and clinical studies will be completed on schedule, or at all. Furthermore, we cannot guarantee that our planned pre-clinical and clinical studies will begin on time or at all. The commencement of our planned clinical trials could be substantially delayed or prevented by several factors, including:
•	a limited number of, and competition for, suitable patients with the particular types of disease required for enrollment in our clinical trials or that otherwise meet the protocol’s inclusion criteria and do not meet any of the exclusion criteria;

•	a limited number of, and competition for, suitable sites to conduct our clinical trials;

•	delay or failure to obtain FDA or other non-U.S. regulatory authorities’ approval or agreement to commence a clinical trial;

•	delay or failure to obtain sufficient supplies of the product candidate for our clinical trials;

•	requirements to provide the drugs or medical devices required in our clinical trial protocols or clinical trials at no cost or cost, which may require significant expenditures that we are unable or unwilling to make;

•	delay or failure to reach agreement on acceptable clinical trial agreement terms or clinical trial protocols with prospective sites or investigators; and

•	delay or failure to obtain institutional review board (“IRB”) approval to conduct or renew a clinical trial at a prospective site.
     The completion of our clinical trials could also be substantially delayed or prevented by several factors, including:
•	slower than expected rates of patient recruitment and enrollment;

•	failure of patients to complete the clinical trial;

•	unforeseen safety issues;

•	lack of efficacy evidenced during clinical trials;

•	termination of our clinical trials by one or more clinical trial sites;

•	inability or unwillingness of patients or medical investigators to follow our clinical trial protocols; and

•	inability to monitor patients adequately during or after treatment.
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
     The research, testing, manufacturing, labeling, approval, selling, marketing, and distribution of drug products or medical devices are subject to extensive regulation by the FDA and other non-U.S. regulatory authorities, which regulations differ from country to country. In general, we are not permitted to market our product candidates in the United States until we receive approval of a new drug application (“NDA”), a clearance letter under the premarket notification process, or 510(k) process, or an approval of a pre-market approval (“PMA”) from the FDA. We have not submitted a NDA or PMA application or premarket notification, nor have we received marketing approval or clearance for any of our proprietary pharmaceutical or diagnostic product candidates. Obtaining approval of a NDA or PMA can be a lengthy, expensive, and uncertain process. With respect to medical devices, while the FDA reviews and clears a premarket notification in as little as three months, there is no guarantee that our products will qualify for this more expeditious regulatory process, which is reserved for Class I and II devices, nor is there any assurance that even if a device is reviewed under the 510(k) process that the FDA will review it expeditiously or determine that the device is substantially equivalent to a lawfully marketed non-PMA device. If the FDA fails to make this finding, then we cannot market the device. In lieu of acting on a premarket notification, the FDA may seek additional information or additional data which would further delay our ability to market the product. Furthermore, we are not permitted to make changes to a device approved through the PMA or 510(k) which affects the safety or efficacy of the device without first submitting a supplement application to the PMA and obtaining FDA approval or cleared premarket notification for that supplement. In some cases, the FDA may require clinical trials to support a supplement application. In addition, failure to comply with FDA, non-U.S. regulatory authorities, or other applicable United States and non-U.S. regulatory requirements may, either before or after product approval or clearance, if any, subject our company to administrative or judicially imposed sanctions, including, but not limited to the following:
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
     Regulatory approval of an NDA or NDA supplement, PMA, PMA supplement or clearance pursuant to a pre-market notification is not guaranteed, and the approval or clearance process, as the case may be, is expensive and may, especially in the case of an NDA or PMA application, take several years. The FDA also has substantial discretion in the drug and medical device approval and clearance process. Despite the time and expense exerted, failure can occur at any stage, and we could encounter problems that cause us to abandon clinical trials or to repeat or perform additional pre-clinical studies and clinical trials. The number of pre-clinical studies and clinical trials that will be required for FDA approval or clearance varies depending on the drug or medical device candidate, the disease or condition that the drug or medical device candidate is designed to address, and the regulations applicable to any particular drug or medical device candidate. The FDA can delay, limit or deny approval or clearance of a drug or medical device candidate for many reasons, including:
•	a drug candidate may not be deemed safe or effective;

•	a medical device candidate may not be deemed to be substantially equivalent to a lawfully marketed non-PMA device, in the case of a premarket notification;

•	the FDA may not find the data from pre-clinical studies and clinical trials sufficient;

•	the FDA may not approve our or our third-party manufacturer’s processes or facilities; or

•	the FDA may change its approval or clearance policies or adopt new regulations.

     Regulation by governmental authorities in the United States and other countries may be a significant factor in how we develop, test, produce and market our molecular diagnostic test products. Diagnostic tests like ours do not fall squarely within the regulatory approval process for pharmaceutical or device products as described above, and the regulatory pathway is not as clear. It is possible that diagnostic products developed by us or our collaborators will be regulated as medical devices by the FDA and comparable agencies of other countries and require either PMA or 510(k) clearance from the FDA prior to marketing. Some companies that have successfully commercialized diagnostic tests for various conditions and disease states have not sought clearance or approval for such tests through the traditional 510(k) or PMA processes, and have instead utilized a process involving laboratory developed tests (“LDTs”) through a laboratory certified under The Clinical Laboratory Improvement Amendments of 1988 (“CLIA”). CLIA is a federal law that regulates clinical laboratories that perform testing on specimens derived from humans for the purpose of providing information for diagnostic, preventative or treatment purpose. In such instances, the CLIA lab is solely responsible for the development, validation and commercialization of the assay. Such LDT testing is currently under the purview of CMS and state agencies that provide oversight of the safe and effective use of LDTs. Although the FDA has consistently claimed that is has the regulatory authority to regulate LDTs that are validated by the developing laboratory and performed only by that laboratory, it has generally exercised enforcement discretion in not otherwise regulating most tests developed and performed by high complexity CLIA-certified laboratories. Recently, however, the FDA indicated that it was reviewing the regulatory requirements that will apply to LDTs, and held a two-day public meeting on July 19 and July 20, 2010 to obtain input from stakeholders on how it should apply its authority to implement a reasonable, risk-based, and effective regulatory framework for LDTs. Although the FDA did not indicate when or how those changes would be implemented, it left little doubt that the changes are forthcoming.
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
     We are committed to providing high quality products to our customers, and we plan to meet this commitment by working diligently to continue implementing updated and improved quality systems and concepts throughout our organization. We cannot assure you that we will not have quality control issues in the future, which may result in warning letters and citations from the FDA. If we receive any warning letters from the FDA in the future, there can be no assurances regarding the length of time or cost it will take us to resolve such quality issues to our satisfaction and to the satisfaction of the FDA. If our remedial actions are not satisfactory to the FDA, we may have to devote additional financial and human resources to our efforts, and the FDA may take further regulatory actions against us including, but not limited to, assessing civil monetary penalties or imposing a consent decree on us, which could result in further regulatory constraints, including the governance of our quality system by a third party. Our inability to resolve these issues or the taking of further regulatory action by the FDA may weaken our competitive position and have a material adverse effect on our business, results of operations and financial condition.
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
     As a medical device manufacturer, we are required to register with the FDA and are subject to periodic inspection by the FDA for compliance with its Quality System Regulation (“QSR”) requirements, which require manufacturers of medical devices to adhere to certain regulations, including testing, quality control and documentation procedures. Compliance with applicable regulatory requirements is subject to continual review and is monitored rigorously through periodic inspections by the FDA. In addition, most international jurisdictions have adopted regulatory approval and periodic renewal requirements for medical devices, and we must comply with these requirements in order to market our products in these jurisdictions. In the European Community, we are required to maintain certain ISO certifications in order to sell our products and must undergo periodic inspections by notified bodies to obtain and maintain these certifications. Further, some emerging markets rely on the FDA’s Certificate for Foreign Government (“CFG”) in lieu of their own regulatory approval requirements. Our, or our manufacturers’ failure to meet QSR ISO, or any other regulatory requirements or industry standards could delay production of our products and lead to fines, difficulties in obtaining regulatory clearances, recalls or other consequences, which could, in turn, have a material adverse effect on our business, results of operations, and our financial condition.
Even if we obtain marketing approvals or clearances for our product candidates, the terms of approvals and ongoing regulation of our products may limit how we manufacture and market our product candidates, which could materially impair our ability to generate anticipated revenues.
     Once regulatory approval has been granted to market a product, the approved or cleared product and its manufacturer are subject to continual review. Any approved or cleared product may only be promoted for its indicated uses. In addition, if the FDA or other non-U.S. regulatory authorities approve any of our product candidates for marketing, the labeling, packaging, adverse event reporting, storage, advertising, and promotion for the product will be subject to extensive regulatory requirements. We and the manufacturers of our products are also required to comply with current Good Manufacturing Practices (“cGMP”) regulations or the FDA’s QSR regulations, which include requirements relating to quality control and quality assurance as well as the corresponding maintenance of records and documentation. Moreover, device manufacturers are required to report adverse events by filing Medical Device Reports with the FDA, which reports are publicly available. Further, regulatory agencies must approve manufacturing facilities before they can be used to manufacture our products, and these facilities are subject to ongoing regulatory inspection. If we fail to comply with the regulatory requirements of the FDA and other non-U.S. regulatory authorities, or if previously unknown problems with our products, manufacturers, or manufacturing processes are discovered, we could be subject to administrative or judicially imposed sanctions. Furthermore, any limitation on indicated uses for a product candidate or our ability to manufacture and promote a product candidate could significantly and adversely affect our business, results of operations, and financial condition.
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
     Even if our product candidates obtain marketing approval or clearance, our products may not gain market acceptance among physicians, patients, health care payors and/or the medical community. We believe that the degree of market acceptance will depend on a number of factors, including:
•	timing of market introduction of competitive products;

•	safety and efficacy of our product compared to other products;

•	prevalence and severity of any side effects;

•	potential advantages or disadvantages over alternative treatments;

•	strength of marketing and distribution support;

•	price of our products, both in absolute terms and relative to alternative treatments;

•	availability of coverage and reimbursement from government and other third-party payors;

•	potential product liability claims;

•	limitations or warnings contained in a product’s regulatory authority-approved labeling; and

•	changes in the standard of care for the targeted indications for any of our product candidates, which could reduce the marketing impact of any claims that we could make following applicable regulatory authority approval.
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
     The coverage and reimbursement status of newly approved or cleared drugs, diagnostic tests or medical devices is uncertain, and failure of our pharmaceutical and diagnostic products and procedures using our medical devices to be adequately covered by insurance and eligible for adequate reimbursement could limit our ability to market any future product candidates we may develop and decrease our ability to generate revenue from any of our existing and future product candidates that may be approved or cleared.
     There is significant uncertainty related to the third-party coverage and reimbursement of newly approved or cleared drugs, diagnostic products, or medical devices. Many medical devices are not directly covered by insurance; instead, the procedure using the device is subject to a coverage determination by the insurer. The commercial success of our existing and future product candidates in both domestic and international markets will depend in part on the availability of coverage and adequate reimbursement from third-party payors, including government payors, such as the Medicare and Medicaid programs, managed care organizations, and other third-party payors. The government and other third-party payors are increasingly attempting to contain health care costs by limiting both insurance coverage and the level of reimbursement for new drugs, diagnostic tests, or devices and, as a result, they may not cover or provide adequate payment for our product candidates. These payors may conclude that our product candidates are less safe, less effective, or less cost-effective than existing or later-introduced products. These payors may also conclude that the overall cost of the procedure using one of our devices exceeds the overall cost of the competing procedure using another type of device, and third-party payors may not approve our product candidates for insurance coverage and adequate reimbursement. The failure to obtain coverage and adequate or any reimbursement for our product candidates, or health care cost containment initiatives that limit or restrict reimbursement for our product candidates, may reduce any future product revenue. Even though a drug (not administered by a physician) may be approved by the FDA, this does not mean that a Prescription Drug Plan (“PDP”), a private insurer operating under Medicare part D, will list that drug on its formulary or will set a reimbursement level. PDPs are not required to make every FDA-approved drug available on their formularies. If our drug products are not listed on sufficient number of PDP formularies or if the PDPs’ levels of reimbursement are inadequate, the Company’s business, results of operations, and financial condition could be materially adversely affected.
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
     We intend to continue to rely on acquisitions and in-licensing as the source of our products and product candidates for development and commercialization. The success of this strategy depends upon our ability to identify, select, and acquire pharmaceutical and diagnostic products, drug delivery technologies, and medical device product candidates. Proposing, negotiating, and implementing an economically viable product acquisition or license is a lengthy and complex process. We compete for partnering arrangements and license agreements with pharmaceutical, biotechnology and medical device companies, and academic research institutions. Our competitors may have stronger relationships with third parties with whom we are interested in collaborating and/or may have more established histories of developing and commercializing products. Most of our competitors also have substantially greater financial and other resources than us. As a result, our competitors may have a competitive advantage in entering into partnering arrangements with such third parties, as such partnering arrangements are often decided in an auction process in which the highest bidder wins. In addition, even if we find promising product candidates, and generate interest in a partnering or strategic arrangement to acquire such product candidates, we may not be able to acquire rights to additional product candidates or approved products on terms that we find acceptable, or at all.
     We expect that any product candidate to which we acquire rights will require additional development efforts prior to commercial sale, including extensive clinical testing and approval or clearance by the FDA and other non-U.S. regulatory authorities. All product candidates are subject to the risks of failure inherent in pharmaceutical, diagnostic test or medical device product development, including the possibility that the product candidate will not be shown to be sufficiently safe and effective for approval by regulatory authorities. Even if the product candidates are approved or cleared for marketing, we cannot be sure that they would be capable of economically feasible production or commercial success. If we fail to acquire or develop other product candidates that are capable of economically feasible production and commercial success, our business, results of operations and financial condition and cash flows may be materially adversely affected.
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
We currently have limited marketing staff and no pharmaceutical or diagnostic sales or distribution capabilities in the United States. If we are unable to develop our sales, marketing and distribution capability on our own or through collaborations with marketing partners, we will not be successful in commercializing our pharmaceutical or diagnostic product candidates in the United States.
     We currently have no pharmaceutical or diagnostic test marketing, sales or distribution capabilities other than through our Mexican and Chilean subsidiaries for sales in those countries. If our pharmaceutical product candidates are approved, we intend to establish our sales and marketing organization with technical expertise and supporting distribution capabilities to commercialize our product candidates, which will be expensive and time-consuming. Any failure or delay in the development of any of our internal sales, marketing, and distribution capabilities would adversely impact the commercialization of our products. With respect to our existing and future pharmaceutical product candidates, we may choose to collaborate with third parties that have direct sales forces and established distribution systems, either to augment our own sales force and distribution systems or in lieu of our own sales force and distribution systems. To the extent that we enter into co-promotion or other licensing arrangements, our product revenue is likely to be lower than if we directly marketed or sold our products. In addition, any revenue we receive will depend in whole or in part upon the efforts of such third parties, which may not be successful and are generally not within our control. If we are unable to enter into such arrangements on acceptable terms or at all, we may not be able to successfully commercialize our existing and future product candidates. If we are not successful in commercializing our existing and future product candidates, either on our own or through collaborations with one or more third parties, our future product revenue will suffer and we may incur significant additional losses.
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
     We expect to enter into collaborative arrangements with established multi-national pharmaceutical and medical device companies, which will finance or otherwise assist in the development, manufacture and marketing of products incorporating our technology. We anticipate deriving some revenues from research and development fees, license fees, milestone payments, and royalties from collaborative partners. Our prospects, therefore, may depend to some extent upon our ability to attract and retain collaborative partners and to develop technologies and products that meet the requirements of prospective collaborative partners. In addition, our collaborative partners may have the right to abandon research projects, guide strategy regarding prosecution of relevant patent applications and terminate applicable agreements, including funding obligations, prior to or upon the expiration of the agreed-upon research terms. There can be no assurance that we will be successful in establishing collaborative arrangements on acceptable terms or at all, that collaborative partners will not terminate funding before completion of projects, that our collaborative arrangements will result in successful product commercialization, or that we will derive any revenues from such arrangements. To the extent that we are unable to develop and maintain collaborative arrangements, we would need substantial additional capital to undertake research, development, and commercialization activities on our own.
Our license agreement with TESARO, Inc. is important to our business. If TESARO does not successfully develop and commercialize rolapitant, our business could be adversely affected.
     In December 2010, we exclusively out-licensed the development, manufacture and commercialization of rolapitant to TESARO, Inc., an oncology-focused biopharmaceutical company founded by executives with a demonstrated track record in launching successful products for the CINV market. TESARO is initially pursuing development and commercialization of rolapitant for CINV. Under the terms of the license, we are eligible to receive payments of up to $121.0 million, including an up-front payment of $6.0 million we received in December 2010, and additional payments based upon net sales and achievement of specified regulatory and commercialization milestones. In addition, TESARO will pay us double digit tiered royalties on sales of licensed product. Further, we will share with TESARO future profits from the commercialization of licensed products in Japan, and we will have an option to market the products in Latin America. If TESARO fails to successfully develop and commercialize rolapitant, we may not receive any milestone or royalty payments under the license agreement, which could have a material adverse impact on our financial condition.

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
     The issuance of a patent does not guarantee that it is valid or enforceable. Any patents we have obtained, or obtain in the future, may be challenged, invalidated, unenforceable, or circumvented. Moreover, the U.S. Patent and Trademark Office (“USPTO”) may commence interference proceedings involving our patents or patent applications. In addition, court decisions may introduce uncertainty in the enforceability or scope of patents owned by biotechnology, pharmaceutical, and medical device companies. Any challenge to, finding of unenforceability or invalidation or circumvention of, our patents or patent applications would be costly, would require significant time and attention of our management, and could have a material adverse effect on our business, results of operations and financial condition.
     Our pending patent applications may not result in issued patents. The patent position of pharmaceutical, biotechnology, and medical device companies, including ours, is generally uncertain and involves complex legal and factual considerations. The standards that the U.S. Patent and Trademark Office and its foreign counterparts use to grant patents are not always applied predictably or uniformly and can change. There is also no uniform, worldwide policy regarding the subject matter and scope of claims granted or allowable in pharmaceutical, biotechnology, or medical device patents. Accordingly, we do not know the degree of future protection for our proprietary rights or the breadth of claims that will be allowed in any patents issued to us or to others. The legal systems of certain countries do not favor the aggressive enforcement of patents, and the laws of foreign countries may not protect our rights to the same extent as the laws of the United States. Therefore, the enforceability or scope of our owned or licensed patents in the United States or in foreign countries cannot be predicted with certainty, and, as a result, any patents that we own or license may not provide sufficient protection against competitors. We may not be able to obtain or maintain patent protection for our pending patent applications, those we may file in the future, or those we may license from third parties, including the University of Pennsylvania, the University of Texas Southwestern Medical Center and Academia Sinica.
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

We do not have an exclusive arrangement in place with The Scripps Research Institute or Dr. Tom Kodadek with respect to technology or intellectual property that may be material to our business. If any such technology or intellectual property is developed by The Scripps Research Institute or its employees, including Dr. Kodadek, and we are unable to license such technology or intellectual property, or such technology or intellectual property is licensed to or acquired by other parties, our business and competitive position may be materially harmed.
     Our success depends, in part, on our ability to develop and protect proprietary methods, products and technologies. Dr. Tom Kodadek, who currently serves as our Director of Chemistry & Molecular Biology is a staff member and employee of The Scripps Research Institute (“TSRI”), a private, non-profit research organization. Dr. Kodadek, as our consultant, supervises our research and development efforts with respect to our molecular diagnostics program, and the creation of intellectual property that is important to our business. We have entered into consulting arrangements with TSRI and Dr. Kodadek, with respect to Dr. Kodadek’s services to us. We have the right to intellectual property resulting from Dr. Kodadek’s services to us under these arrangements. However, we do not have an exclusive arrangement with Dr. Kodadek or TSRI, and Dr. Kodadek also provides services to TSRI and other third parties and may provide services to other third parties in the future. We do not have any rights to any technology or intellectual property that may be developed by TSRI and its employees, including Dr. Kodadek, outside of these arrangements. If TSRI or its employees, including Dr. Kodadek, develops technology or intellectual property that is material to our business and we are unable to license such technology or intellectual property on favorable terms, if at all, or such technology or intellectual property is licensed to or acquired by other parties, our business and competitive position may be harmed.
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
     Many of the patents and patent applications in our patent portfolio are not owned by us, but are licensed from third parties. For example, we rely on technology licensed from the University of Pennsylvania, UT Southwestern, and Academia Sinica, among others. Such license agreements give us rights for the commercial exploitation of the patents resulting from the respective patent applications, subject to certain provisions of the license agreements. Failure to comply with these provisions could result in the loss of our rights under these license agreements. Our inability to rely on these patents and patent applications, which are the basis of our technology, would have a material adverse effect on our business, results of operations and financial condition.

We license patent rights to certain of our technology from third-party owners. If such owners do not properly maintain or enforce the patents underlying such licenses, our competitive position and business prospects will be harmed.
     We have obtained licenses from, among others, the University of Pennsylvania, UT Southwestern, and Academia Sinica, that are necessary or useful for our business. In addition, we intend to enter into additional licenses of third-party intellectual property in the future. Although our goal is to obtain exclusivity in our licensing transactions, we cannot guarantee that no third parties will step forward and assert inventorship or ownership in our in-licensed patents. In some cases, we may rely on the assurances of our licensors that all ownership rights have been secured and that all necessary agreements are intact or forthcoming.
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
     Other entities may have or obtain patents or proprietary rights that could limit our ability to develop, manufacture, use, sell, offer for sale or import products, or impair our competitive position. In addition, other entities may have or obtain patents or proprietary rights that cover our current research and preclinical studies. While there are statutory exemptions to patent infringement for those who are using third party patented technology in the process of pursuing FDA regulatory approval, the U.S. case law pertaining to such exemptions changes over time. Lawsuits involving such exemptions are very fact intensive and it is currently unclear under U.S. case law whether preclinical studies would always qualify for such an exemption, and whether such exemptions would apply to research tools. To the extent that our current research and preclinical studies may be covered by the patent rights of others, the risk of suit may continue after such patents expire because the statute of limitations for patent infringement runs for six years. To the extent that a third party develops and patents technology that covers our products, we may be required to obtain licenses to that technology, which licenses may not be available or may not be available on commercially reasonable terms, if at all. If licenses are not available to us on acceptable terms, we will not be able to market the affected products or conduct the desired activities, unless we challenge the validity, enforceability or infringement of the third-party patent, or circumvent the third-party patent, which would be costly and would require significant time and attention of our management. Third parties may have or obtain by license or assignment valid and enforceable patents or proprietary rights that could block us from developing products using our technology. Our failure to obtain a license to any technology that we require may materially harm our business, financial condition, and results of operations.
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
     We are subject to the Foreign Corrupt Practice Act (“FCPA”) and other laws that prohibit U.S. companies or their agents and employees from providing anything of value to a foreign official or political party for the purposes of influencing any act or decision of these individuals in their official capacity to help obtain or retain business, direct business to any person or corporate entity or obtain any unfair advantage. We have operations and agreements with third parties and we generate sales internationally. Our international activities create the risk of unauthorized and illegal payments or offers of payments by our employees, consultants, sales agents or distributors, even though they may not always be subject to our control. We discourage these practices by our employees and agents. However, our existing safeguards and any future improvements may prove to be less than effective, and our employees, consultants, sales agents or distributors may engage in conduct for which we might be held responsible. Any failure by us to adopt appropriate compliance procedures and ensure that our employees and agents comply with the FCPA and applicable laws and regulations in foreign jurisdictions could result in substantial penalties or restrictions on our ability to conduct business in certain foreign jurisdictions.
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
RISKS RELATED TO ACQUISITIONS
     Acquisitions, investments and strategic alliances that we have made or may make in the future may use significant resources, result in disruptions to our business or distractions of our management, may not proceed as planned, and could expose us to unforeseen liabilities. We intend to continue to expand our business through the acquisition of, investments in and strategic alliances with companies, technologies, products, and services. Acquisitions, investments and strategic alliances involve a number of special problems and risks, including, but not limited to:
•	difficulty integrating acquired technologies, products, services, operations, and personnel with the existing businesses;

•	diversion of management’s attention in connection with both negotiating the acquisitions and integrating the businesses;

•	strain on managerial and operational resources as management tries to oversee larger operations;

•	difficulty implementing and maintaining effective internal control over financial reporting at businesses that we acquire, particularly if they are not located near our existing operations;

•	exposure to unforeseen liabilities of acquired companies;

•	potential costly and time-consuming litigation, including stockholder lawsuits;

•	potential issuance of securities to equity holders of the company being acquired with rights that are superior to the rights of holders of our common stock, or which may have a dilutive effect on our stockholders;

•	the need to incur additional debt or use cash; and

•	the requirement to record potentially significant additional future operating costs for the amortization of intangible assets.
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
RISKS RELATED TO OWNERSHIP OF OUR COMMON STOCK
The market price of our common stock may fluctuate significantly.
     The market price of our common stock may fluctuate significantly in response to numerous factors, some of which are beyond our control, such as:
•	the announcement of new products or product enhancements by us or our competitors;

•	results of our clinical trials and other development efforts;

•	developments concerning intellectual property rights and regulatory approvals;

•	variations in our and our competitors’ results of operations;

•	changes in earnings estimates or recommendations by securities analysts, if our common stock is covered by analysts;

•	developments in the biotechnology, pharmaceutical, and medical device industry;

•	the results of product liability or intellectual property lawsuits;

•	future issuances of common stock or other securities, including debt;

•	sales of stock by our officers, directors or affiliates;

•	the addition or departure of key personnel;

•	announcements by us or our competitors of acquisitions, investments, or strategic alliances; and

•	general market conditions and other factors, including factors unrelated to our operating performance.
     Further, the stock market in general, and the market for biotechnology, pharmaceutical, diagnostic, and medical device companies in particular, has recently experienced extreme price and volume fluctuations. Continued market fluctuations could result in extreme volatility in the price of our common stock, which could cause a decline in the value of our common stock.
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
     As of March 8, 2010, our directors, executive officers, principal stockholders, and affiliated entities beneficially owned, in the aggregate a majority of our outstanding voting securities. Frost Gamma Investments Trust (“Gamma Trust”), of which Phillip Frost, M.D., the Company’s Chairman and CEO, is the sole trustee, is deemed to beneficially own in the aggregate approximately 49% of the Company’s common stock as of March 8, 2010. As a result, Dr. Frost acting alone or with other members of management, would have the ability to control the election of our Board of Directors, the adoption or amendment of provisions in the Company’s Certificate of Incorporation, the approval of mergers and other significant corporate transactions, and the outcome of issues requiring approval by our stockholders. This concentration of ownership may also have the effect of delaying or preventing a change in control of our company that may be favored by other stockholders. This could prevent transactions in which stockholders might otherwise recover a premium for their shares over current market prices.
Failure to maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business and operating results. In addition, current and potential stockholders could lose confidence in our financial reporting, which could have a material adverse effect on the price of our common stock.
     Section 404 of the Sarbanes-Oxley Act of 2002 requires annual management assessments of the effectiveness of our internal control over financial reporting and a report by our independent registered public accounting firm on the effectiveness of internal control over financial reporting as of December 31, 2010. We are required to report, among other things, control deficiencies that constitute material weaknesses or changes in internal control that, or that are reasonably likely to, materially affect internal control over financial reporting. A “material weakness” is a significant deficiency or combination of significant deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. In connection with our November 2010 restatement of our previously issued consolidated financial statements as of and for the three and nine months ended September 30, 2009, and as of and for the year ended December 31, 2009, we determined that a deficiency in controls relating to the accounting for a beneficial conversion feature on, and the classification of, convertible preferred stock existed as of the previous assessment date and further concluded that such a deficiency represented a material weakness as of December 31, 2009. As a result, we concluded that our internal control over financial reporting was not effective as of December 31, 2009. Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. If we cannot provide reliable financial reports or prevent fraud, our results of operation could be harmed. Our failure to maintain the effective internal control over financial reporting could cause the cost related to remediation to increase and could cause our stock price to decline. In addition, we may not be able to accurately report our financial results, may be subject to regulatory sanction, and investors may lose confidence in our financial statements. We can provide no assurance that we will at all times in the future be able to report that our internal control is effective.
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
     As of December 31, 2010, we had 897,438 outstanding shares of Series A Preferred Stock and 1,209,677 outstanding shares of Series D Preferred Stock, which were convertible as of such date into 897,438 and 12,096,770 shares of our common stock, respectively. In addition, as of December 31, 2010, we had outstanding warrants to purchase 29,194,162 shares of our common stock. The conversion of outstanding shares of our Series A Preferred Stock and Series D Preferred Stock and the exercise of warrants may result in substantial dilution to our existing stockholders and could have a material adverse effect on our stock price. The possibility of the issuance of shares of our common stock upon the conversion of our preferred stock or the exercise of warrants could cause our stock price to decline as well. In addition, our preferred stockholders have dividend priority and liquidation preferences over shares of our common stock. Thus, the rights of the holders of common stock are and will be subject to, and may be adversely affected by, the rights of the holders of our preferred stock. As of December 31, 2010, our Series A Preferred Stock and Series D Preferred Stock had liquidation preferences of $2.5 million and $33.0 million, respectively.
ITEM 1B. UNRESOLVED STAFF COMMENTS.
     None.
ITEM 2. PROPERTIES.
     Our principal corporate office is located at 4400 Biscayne Blvd, Miami, Florida. We lease this space from Frost Real Estate Holdings, LLC, an entity which is controlled by Dr. Phillip Frost, our Chairman of the Board and Chief Executive Officer. Pursuant to the lease agreement with Frost Real Estate Holdings, we lease approximately 8,300 square feet, which encompasses space for our corporate offices, administrative services, project management and pharmacology. The lease is for a five-year term and currently requires annual rent of approximately $0.3 million which amount increases by approximately 4.5% per year.
     We lease approximately 10,000 square feet of space in Hialeah, Florida from an entity controlled by Dr. Phillip Frost, our Chairman and Chief Executive Officer, and Dr. Jane Hsiao, our Vice Chairman and Chief Technical Officer, to house manufacturing and service operations for our ophthalmic instrumentation business. We also lease facilities at Scripps Research Institute Jupiter, which is where our molecular diagnostics research and development is based. We maintain a research and development branch office in the United Kingdom at the University of Kent. OPKO Chile, our Chilean subsidiary, leases office space in Santiago, Chile, and through our Mexican subsidiaries, we own a manufacturing facility, laboratory and office space consisting of approximately 38,000 square feet.
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
     Our common stock is traded publicly on the NYSE Amex (formerly the American Stock Exchange) under the symbol “OPK”. The following table sets forth, for the periods indicated, the high and low sales prices per share of our common stock during each of the quarters set forth below as reported on the NYSE Amex:

	High	Low
2010

First Quarter	$2.07	$1.63
Second Quarter	2.55	1.87
Third Quarter	2.60	2.07
Fourth Quarter	3.88	2.23

2009

First Quarter	$1.70	$0.60
Second Quarter	1.87	0.98
Third Quarter	2.76	1.55
Fourth Quarter	2.43	1.55
     As of March 8, 2011, there were approximately 332 holders of record of our common stock.
     The Company has not declared or paid any cash dividends on its common stock. No cash dividends have been previously paid on our common stock and none are anticipated in fiscal 2011. The Company also has shares of Series A and Series D Preferred Stock Outstanding that have preferential dividend rights over any dividend payments to holders of common stock.

Stock Performance Graph
COMPARISON OF 45 MONTH CUMULATIVE TOTAL RETURN*
Among Opko Health Inc, the NYSE Amex Composite Index
and the NYSE Arca Biotechnology Index

*$100 invested on 3/27/07 in stock or 2/28/07 index, including reinvestment of dividends. Fiscal year ending December 31.

ITEM 6. SELECTED FINANCIAL DATA.
     The following selected historical consolidated statement of operations data for the years ended December 31, 2010, 2009, 2008, and 2007 and for the period from inception (June 23, 2006) through December 31, 2006 and the consolidated balance sheet data as of December 31, 2010, 2009, 2008, 2007, and 2006, below are derived from our audited consolidated financial statements and related notes thereto. This data should be read in conjunction with our “Management’s Discussion and Analysis of Financial Condition and Results of Operation” and our consolidated financial statements and the related notes thereto.

					For the period
					from inception
					June 23, 2006
					through
	For the years ended December 31,				December 31,
(in thousands, except share and per shares information)	2010	2009	2008	2007	2006
Statement of operations data
Revenue	$36,880	$13,147	$9,440	$847	$—
Cost of goods sold	20,501	9,567	8,559	808	—

Gross margin	16,379	3,580	881	39	—
Operating expenses:
Selling, general and administrative	22,121	13,518	14,790	12,466	375
Research and development	7,908	12,881	21,562	10,850	508
Write-off of acquired in-process research and development	—	2,000	1,398	243,761	—
Other operating expenses; primarily amortization of intangible assets	3,579	3,201	1,694	150	—

Total operating expenses	33,608	31,600	39,444	267,227	883

Operating loss	(17,229)	(28,020)	(38,563)	(267,188)	(883)
Other (expense) income, net	(842)	(2,034)	(1,354)	(671)	6

Loss before income taxes and investment losses	(18,071)	(30,054)	(39,917)	(267,859)	(877)
Income tax (expense) benefit	(141)	294	83	83	—

Net loss before investment losses	(18,212)	(29,760)	(39,834)	(267,776)	(877)
Loss from investments in investees	(714)	(353)	—	(629)	—

Net loss	(18,926)	(30,113)	(39,834)	(268,405)	(877)
Preferred stock dividend	(2,624)	(4,718)	(217)	(217)	—

Net loss attributable to common shareholders	$(21,550)	$(34,831)	$(40,051)	$(268,622)	$(877)

Loss per share, basic and diluted	$(0.08)	$(0.15)	$(0.21)	$(2.09)	$(0.01)

Weighted average number of common shares outstanding — basic and diluted	255,095,586	233,191,617	187,713,041	128,772,080	58,733,556
Balance sheet data
Total assets	$77,846	$87,430	$21,764	$39,568	$116
Working capital	$26,473	$50,795	$5,754	$19,489	$21
Long-term line of credit with related party, notes payable, and capital lease obligations, net	$—	$11,932	$11,867	$14,235	$—
Series D Preferred Stock	$26,128	$26,128	$—	$—	$—
Stockholders’ equity	$23,052	$31,599	$359	$16,784	$21
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

OVERVIEW
     We are a multi-national pharmaceutical and diagnostics company that seeks to establish industry-leading positions in large and rapidly growing medical markets by leveraging our discovery, development and commercialization expertise and our novel and proprietary technologies. Our current focus is on conditions with major unmet medical needs including neurological disorders, infectious diseases, oncology and ophthalmologic diseases. We are developing a range of solutions to diagnose, treat and prevent these conditions, including molecular diagnostics tests, proprietary pharmaceuticals and vaccines. We plan to commercialize these solutions on a global basis in large and high growth markets, including emerging markets. We have already established emerging markets pharmaceutical platforms in Chile and Mexico, which are delivering revenue and which we expect to deliver cash flow and facilitate future market entry for our products currently in development. We also actively explore opportunities to acquire complementary pharmaceuticals, compounds, technologies, and businesses.
     We expect to incur substantial losses as we continue the development of our product candidates, continue our other research and development activities, and establish a sales and marketing infrastructure in anticipation of the commercialization of our diagnostic and pharmaceutical product candidates. We currently have limited commercialization capabilities, and it is possible that we may never successfully commercialize any of our diagnostic and pharmaceutical product candidates. We do not currently generate revenue from any of our diagnostic and pharmaceutical product candidates. Our research and development activities are budgeted to expand over a period of time and will require further resources if we are to be successful. As a result, we believe that our operating losses are likely to be substantial over the next several years. We may need to obtain additional funds to further develop our research and development programs, and there can be no assurance that additional capital will be available to us when needed on acceptable terms, or at all.
RECENT DEVELOPMENTS
     On March 14, 2011, we issued 27,000,000 shares of our Common Stock in an underwritten public offering at a price of $3.75 per share. The net proceeds received in connection with the offering were approximately $96.4 million after deducting the underwriters’ discounts and commissions and other estimated offering expenses. The offering closed on March 14, 2011. We also granted the underwriters a 30-day option to purchase up to an additional 4,050,000 shares of our Common Stock to cover overallotments, if any. On March 15, 2011, representatives for the underwriters provided us notice that the underwriters exercised a portion of their 4,050,000 share over-allotment option for 2,397,029 additional shares of our Common Stock.
     On January 31, 2011, we acquired all of the outstanding stock of CURNA, Inc. (“CURNA”), a privately held therapeutics company, in exchange for $10 million in cash. CURNA is engaged in the discovery of new drugs for the treatment of a wide variety of illnesses, including cancer, heart disease, metabolic disorders and a range of genetic anomalies.
RESULTS OF OPERATIONS
For The Years Ended December 31, 2010 and December 31, 2009
     The results of operations for the year ended December 31, 2010 and 2009 include the post acquisition operations for OPKO Chile (formerly known as Pharma Genexx, S.A.), a privately owned Chilean company engaged in the marketing, sale, and distribution of pharmaceutical products, devices, and over-the-counter products for government, private, and institutional markets in Chile, which we acquired on October 7, 2009. As a result, our operating results for periods prior to October 7, 2009 do not include any results related to OPKO Chile. Further, on February 16, 2010 we acquired Exakta-OPKO (formerly known as Pharmacos Exakta, S.A. de C.V.), a privately owned Mexican company engaged in the manufacture, marketing sale and distribution of pharmaceutical and over-the-counter products for, private and institutional markets in Mexico. As such, our operating results for periods prior to February 16, 2010 do not include any results related to Exakta-OPKO.

     Revenue. Revenue for the year ended December 31, 2010 was $36.9 million compared to $13.1 million for the year ended December 31, 2009. Revenue from our pharmaceutical business for 2010 increased as compared to 2009 as a result of the revenue generated by our pharmaceutical business through OPKO Chile and Exakta-OPKO and license revenue generated by the outlicense of our NK-1 development program. In December 2010, we outlicensed our NK-1 development program to TESARO, Inc. (“TESARO”) for an upfront cash payment of $6.0 million, future milestone payments of up to $115.0 million, 1.5 million shares of TESARO Series O Preferred Stock (“TESARO Preferred Stock”), as well as royalty payments on future sales. We recorded the TESARO Preferred Stock at fair value and recognized $6.7 million as license revenue, including $6.0 million in cash and $0.7 million of TESARO Preferred Stock.
     Gross margin. Gross margin for the year ended December 31, 2010 was $16.4 million compared to $3.6 million for the year ended December 31, 2009. Gross margin improved during 2010 from gross margin in 2009 as a result of our license revenue of $6.7 million related to TESARO, with no associated cost of revenue, and increased gross margin generated by our pharmaceutical business through OPKO Chile and Exakta-OPKO, partially offset by decreased margins from our instrumentation business.
     Selling, general and administrative expense. Selling, general and administrative expense in the year ended December 31, 2010 was $22.1 million as compared to $13.5 million during the year ended December 31, 2009. Selling, general and administrative expense increased primarily as a result of expenses related to our pharmaceutical businesses in Chile and Mexico, as well as increased personnel costs, including equity-based compensation, and professional fees. Included in selling, general and administrative expenses were $5.1 million and $3.2 million of equity based compensation expense for the years ended December 31, 2010 and 2009, respectively.
     Research and development expense. Research and development expense for the year ended December 31, 2010 was $7.9 million as compared to $12.9 million during the year ended December 31, 2009. Research and development expense decreased during 2010 primarily as a result of the 2009 period including activities related to our Phase III clinical trial for bevasiranib, which was terminated in March 2009. Partially offsetting this decrease were increased activities related to our rolapitant development program prior to its licensure to TESARO in December 2010 and increased activities related to our molecular diagnostics program. In addition, during 2010 we received $0.7 million of grants under the New Qualifying Therapeutic Discovery Project Credit (or Grant) program for expenditures related to certain development programs during 2009 and 2010. Further, we received $0.3 million in research and development credits for certain development programs in Mexico. Included in research and development expense were $1.7 million and $1.3 million of equity based compensation expense for the years ended December 31, 2010 and 2009, respectively.
     Write-off of acquired in-process research and development. On October 12, 2009, we entered into an agreement to acquire certain assets from Schering Plough Corporation’s neurokinin-1 (“NK-1”) development program in an all cash transaction for $2.0 million at closing. We recorded this acquisition as an asset acquisition and recorded the assets at fair value and allocated the entire purchase price to acquired in-process research and development expense and recorded a charge of $2.0 million.
     We record expense for in-process research and development projects accounted for as asset acquisitions which have not reached technological feasibility and which have no alternative future use. The NK-1 drug candidates have not reached a stage of technological feasibility and have no alternative future use. We did not have any in-process research and development activities during 2010.
     Other operating expenses, principally amortization of intangible assets. Other operating expenses were $3.6 million for the year ended December 31, 2010, compared to $3.2 million for the year ended December 31, 2009. The increase in other operating expenses is a result of increased intangible asset amortization related to our acquisitions of OPKO Chile and Exakta-OPKO. Partially offsetting this increase, the 2009 period includes $1.1 million impairment of goodwill related to our instrumentation business and there was no such impairment in 2010.
     Other income and expenses. Other expense was $0.8 million for the year ended December 31, 2010, compared to $2.0 million for the year ended December 31, 2009. Other expenses primarily consist of interest expense incurred on our $12.0 million line of credit with The Frost Group, LLC (the “Frost Group”), a related party, partially offset by interest earned on our cash and cash equivalents. The Frost Group members include the Frost Gamma Investment Trust (the “Gamma Trust”) of which Phillip Frost, M.D., our Chairman and CEO, is the sole trustee, Jane Hsiao, the Company’s Vice Chairman and Chief Technical Officer, Steven D. Rubin, the Company’s Executive Vice President — Administration and a director, and Rao Uppaluri, the Company’s Chief Financial Officer.

On June 2, 2010, we repaid all amounts outstanding on the line of credit including $12.0 million in principal and $4.1 million in interest.
For The Years Ended December 31, 2009 and December 31, 2008
     The results of operations for the year ended December 31, 2009 include the post acquisition operations for OPKO Chile, which we acquired on October 7, 2009. As a result, our operating results for periods prior to October 7, 2009 do not include OPKO Chile activity.
     Revenue. Revenue for the year ended December 31, 2009 was $13.1 million compared to $9.4 million for the year ended December 31, 2008. Revenue for 2009 increased as a result of the revenue generated by OPKO Chile after our acquisition on October 7, 2009. Partially offsetting the revenue from OPKO Chile was decreased revenue from our instrumentation business in international markets. Revenue for 2008 primarily consisted of revenue from our instrumentation business in international markets.
     Gross margin. Gross margin for the year ended December 31, 2009 was $3.6 million compared to $0.9 million for the year ended December 31, 2008. Gross margin improved during 2009 primarily as a result of improved gross margin from our instrumentation business and post acquisition gross margin generated by our pharmaceutical business in Chile. Gross margin during 2008 was negatively impacted while we made a number of changes to our instrumentation manufacturing process in an effort to lower the cost of goods sold and increase gross margins. Those improvements included changing suppliers of components for our OCT SLO products and assembling a number of components in-house rather than outsourcing those activities. We realized the benefits of those changes to our manufacturing processes as increased gross margin during the year ended December 31, 2009.
     Selling, general and administrative expense. Selling, general and administrative expense in the year ended December 31, 2009 was $13.5 million as compared to $14.8 million during the year ended December 31, 2008. Selling, general and administrative expense decreased primarily as a result of decreased personnel costs, including equity-based compensation, and sales commissions to certain international distributors in our instrumentation business, partially offset by increased professional fees. Included in selling, general and administrative expenses were $3.2 million and $4.2 million of equity based compensation expense for the years ended December 31, 2009 and 2008, respectively
     Research and development expense. Research and development expense for the year ended December 31, 2009 was $12.9 million as compared to $21.6 million during the year ended December 31, 2008. The decrease in research and development expense was primarily related to the termination of the Phase III clinical trial of bevasiranib and related reduced personnel costs. Research and development expense for the year ended December 31, 2009 consisted primarily of expenses related to the Phase III clinical trial of bevasiranib through March 6, 2009 and the related costs of analyzing the data generated by the trial. Research and development expense for the year ended December 31, 2008 primarily consisted of expenses related to the Phase III clinical trial of bevasiranib. Included in research and development expense were $1.3 million and $2.5 million of equity based compensation expense for the years ended December 31, 2009 and 2008, respectively.
     Write-off of acquired in-process research and development. On October 12, 2009, we entered into an agreement to acquire certain assets from Schering Plough Corporation’s neurokinin-1 (“NK-1”) development program, of which, rolapitant was our lead pharmaceutical product candidate, in an all cash transaction for $2.0 million at closing. We recorded this acquisition as an asset acquisition and recorded the assets at fair value and allocated the entire purchase price to acquired in-process research and development expense and recorded a charge of $2.0 million. On May 6, 2008, we acquired Vidus Ocular, Inc. in a stock for stock transaction. We recorded Vidus’ assets and liabilities at fair value, and as a result, we recorded acquired in-process research and development expense and recorded a charge of $1.4 million. We valued our common stock issued to Vidus shareholders at the average closing price of the common stock on the date of the transaction and two days prior to the transaction.
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
Liquidity And Capital Resources
     At December 31, 2010, we had cash and cash equivalents of approximately $18.0 million compared to $42.7 million on December 31, 2009. Cash used in operations during 2010 primarily reflects expenses related to selling, general and administrative activities related to our corporate and instrumentation operations, as well as our operations in Chile and Mexico. Partially offsetting this, we received $6.0 million in cash from our outlicense to TESARO of our NK-1 development program. Since our inception, we have not generated sufficient gross margins to offset our operating and other expenses and our primary source of cash has been from the private placement of stock and credit facilities available to us.
     On March 14, 2011, we issued 27,000,000 shares of our Common Stock in an underwritten public offering at a price of $3.75 per share. The net proceeds received in connection with the offering were approximately $96.4 million after deducting the underwriters’ discounts and commissions and other estimated offering expenses. We also granted the underwriters a 30-day option to purchase up to an additional 4,050,000 shares of our Common Stock to cover overallotments, if any.
     On January 31, 2011, we acquired all of the outstanding stock of CURNA, Inc. (“CURNA”), a privately held therapeutics company, in exchange for $10.0 million in cash. CURNA is engaged in the discovery of new drugs for the treatment of a wide variety of illnesses, including cancer, heart disease, metabolic disorders and a range of genetic anomalies.
     In connection with our acquisition of OPKO Chile, we have outstanding lines of credit in the aggregate amount of $18.9 million with seven financial institutions in Chile, of which, $4.2 million is unused. The average interest rate on these lines of credit is approximately 6%. These lines of credit are short-term and are generally due within three months. These lines of credit are used primarily as a source of working capital for inventory purchases. The highest balance at any time during the year ended December 31, 2010 was $14.8 million. We intend to continue to enter into these lines of credit as needed. There is no assurance that this or other funding sources will be available to us on acceptable terms, or at all.
     We currently have an unutilized $12.0 million line of credit with the Frost Group. On June 2, 2010, we repaid all amounts outstanding on the line of credit including $12.0 million in principal and $4.1 million in interest. The line of credit, which previously expired on January 11, 2011, was renewed on February 22, 2011 on substantially the same terms as in effect at the time of expiration. We are obligated to pay interest upon maturity, capitalized quarterly, on outstanding borrowings under the line of credit at an 11% annual rate, which is due March 31, 2012. The line of credit is collateralized by all of our U.S. based personal property except our intellectual property.
     We expect to incur losses from operations for the foreseeable future. We expect to incur substantial research and development expenses, including expenses related to the hiring of personnel and additional clinical trials. We expect that selling, general and administrative expenses will also increase as we expand our sales, marketing and administrative staff and add infrastructure.
     We believe the cash and cash equivalents on hand at December 31, 2010, the amounts available to be borrowed under our lines of credit, and proceeds from the issuance of our Common Stock in an underwritten public offering on March 14, 2011, are sufficient to meet our anticipated cash requirements for operations and debt service beyond the next 12 months. We based this estimate on assumptions that may prove to be wrong or are subject to change, and we may be required to use our available cash resources sooner than we currently expect. If we acquire additional assets or companies, accelerate our product development programs or initiate additional clinical trials, we will need additional funds. Our future cash requirements will depend on a number of factors, including possible acquisitions, the continued progress of research and development of our product candidates, the timing and outcome of clinical trials and regulatory approvals, the costs involved in preparing, filing, prosecuting, maintaining, defending, and enforcing patent claims and other intellectual property rights, the status of competitive products, the availability of financing, and our success in developing markets for our product candidates. If we are not able to secure additional funding when needed, we may have to delay, reduce the scope of, or eliminate one or more of our clinical trials or research and development programs.
     The following table provides information as of December 31, 2010 with respect to the amounts and timing of our known contractual obligation payments due by period.

Contractual obligations						After
(in thousands)	2011	2012	2013	2014	2015	2015	Total
Open purchase orders	$2,792	$—	$—	$—	$—	$—	$2,792
Operating leases	506	270	—	—	—	—	776
Credit lines	14,690	—	—	—	—	—	14,690

Total	$17,988	$270	$—	$—	$—	$—	$18,258

     The preceding table does not include information where the amounts of the obligations are not currently determinable, including contractual obligations in connection with product license agreements that include payments upon achievement of certain milestones.
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
     Allowance for doubtful accounts and revenue recognition. Generally, we recognize revenue from product sales when goods are shipped and title and risk of loss transfer to our customers. Certain of our products are sold directly to end-users and require that we deliver, install and train the staff at the end-users’ facility. As a result, we do not recognize revenue until the product is delivered, installed and training has occurred. Return policies in certain international markets for our medical device products provide for stringent guidelines in accordance with the terms of contractual agreements with customers. Our estimates for sales returns are based upon the historical patterns of products returned matched against the sales from which they originated, and management’s evaluation of specific factors that may increase the risk of product returns. We analyze accounts receivable and historical bad debt levels, customer credit worthiness and current economic trends when evaluating the adequacy of the allowance for doubtful accounts using the specific identification method. Our reported net loss is directly affected by management’s estimate of the collectability of accounts receivable. The allowance for doubtful accounts recognized in our consolidated balance sheets at December 31, 2010 and December 31, 2009 was $1.2 million and $0.4 million, respectively.
     Recent accounting pronouncements. In December 2010, the FASB issued an amendment to the disclosure of supplementary pro forma information for business combinations. The amendment specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendment also expands the supplemental pro forma disclosures under current accounting guidance to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendment is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted. The adoption of this amendment is not expected to have a material impact on our financial statement disclosures.
     In December 2010, the FASB issued an amendment to the accounting for goodwill impairment tests. The amendment modifies Step 1 of the impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The qualitative factors are consistent with the existing guidance. The amendment is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted. The adoption of this amendment is not expected to have a material impact on our results of operations or financial condition.
     In December 2010, the FASB issued an amendment to the accounting for annual excise taxes paid to the federal government by pharmaceutical manufacturers under health care reform. The liability for the fee should be estimated and recorded in full upon the first qualifying branded prescription drug sale with a corresponding deferred cost that is amortized to expense using a straight-line method of allocation unless another method better allocates the fee over the calendar year that it is payable. The amendment is effective for calendar years beginning after December 31, 2010, when the fee initially becomes effective. As we currently do not manufacture pharmaceutical products, we do not expect the adoption of this amendment to have a material impact on our results of operations or financial condition.
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

     In January 2010, the FASB issued an amendment to the accounting for fair value measurements and disclosures. This amendment details additional disclosures on fair value measurements, requires a gross presentation of activities within a Level 3 rollforward, and adds a new requirement to disclose transfers in and out of Level 1 and Level 2 measurements. The new disclosures are required of all entities that are required to provide disclosures about recurring and nonrecurring fair value measurements. This amendment is effective in the first interim or reporting period beginning after December 15, 2009, with an exception for the gross presentation of Level 3 rollforward information, which is required for annual reporting periods beginning after December 15, 2010, and for interim reporting periods within those years. The adoption of this amendment did not have a material impact on our financial statement disclosures.
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
     Our derivative activities, which consist of foreign exchange forward contracts, are initiated to hedge forecasted cash flows that are exposed to foreign currency risk. The foreign exchange forward contracts generally require us to exchange local currencies for foreign currencies based on pre-established exchange rates at the contracts’ maturity dates. As exchange rates change, gains and losses on these contracts are generated based on the change in the exchange rates that are recognized in the consolidated statement of operations at maturity, and offset the impact of the change in exchange rates on the foreign currency cash flows that are hedged. If the counterparties to the exchange contracts do not fulfill their obligations to deliver the contracted currencies, we could be at risk for currency related fluctuations. We enter into these contracts with counterparties that we believe to be creditworthy and do not enter into any leveraged derivative transactions. We had $7.7 million in foreign exchange forward contracts outstanding at December 31, 2010 and $6.3 million at December 31, 2009 primarily to hedge Chilean-based operating cash flows against US dollars. If Chilean Pesos were to strengthen in relation to the US dollar, our loss or gain on hedged foreign currency cash-flows would be offset by the derivative contracts, with a net effect of zero.
     We do not engage in trading market risk sensitive instruments or purchasing hedging instruments or “other than trading” instruments that are likely to expose us to significant market risk, whether interest rate, foreign currency exchange, commodity price, or equity price risk.
     Interest Rate Risk — Our exposure to market risk relates to our cash and investments and to our borrowings. We maintain an investment portfolio of money market funds. The securities in our investment portfolio are not leveraged, and are, due to their very short-term nature, subject to minimal interest rate risk. We currently do not hedge interest rate exposure. Because of the short-term maturities of our investments, we do not believe that a change in market interest rates would have a significant negative impact on the value of our investment portfolio except for reduced income in a low interest rate environment. At December 31, 2010, we had cash and cash equivalents of $18.0 million. The weighted average interest rate related to our cash and cash equivalents for the year ended December 31, 2010 was 0%. As of December 31, 2010, the principal value of our credit lines was $14.7 million, and have a weighted average interest rate of 6%.
     The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest our excess cash in debt instruments of the U.S. Government and its agencies, bank obligations, repurchase agreements and high-quality corporate issuers, and money market funds that invest in such debt instruments, and, by policy, restrict our exposure to any single corporate issuer by imposing concentration limits. To minimize the exposure due to adverse shifts in interest rates, we maintain investments at an average maturity of generally less than three months.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of OPKO Health, Inc. and subsidiaries
     We have audited the accompanying consolidated balance sheets of OPKO Health, Inc. and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of OPKO Health, Inc. and subsidiaries at December 31, 2010 and 2009, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.
     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), OPKO Health Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 16, 2011 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Certified Public Accountants
Miami, Florida
March 16, 2011

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of OPKO Health, Inc. and subsidiaries
     We have audited OPKO Health, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). OPKO Health, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
     In our opinion, OPKO Health, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.
     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of OPKO Health, Inc. and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010 of OPKO Health, Inc. and subsidiaries, and our report dated March 16, 2011 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Certified Public Accountants
Miami, Florida
March 16, 2011

OPKO Health, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31,
	2010	2009
ASSETS
Current assets
Cash and cash equivalents	$18,016	$42,658
Accounts receivable, net	13,317	8,767
Inventory, net	19,957	10,520
Prepaid expenses and other current assets	2,782	1,873

Total current assets	54,072	63,818
Property and equipment, net	2,729	593
Intangible assets, net	9,964	12,722
Goodwill	5,856	5,408
Investments, net	5,114	4,447
Other assets	111	442

Total assets	$77,846	$87,430

LIABILITIES, SERIES D PREFERRED STOCK AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$7,170	$4,784
Accrued expenses	5,739	3,918
Current portion of lines of credit and notes payable	14,690	4,321

Total current liabilities	27,599	13,023
Long-term liabilities — interest payable to related party	—	3,409
Other long-term liabilities, principally deferred tax liabilities	1,067	1,339
Line of credit with related party, net of unamortized discount of $0 and $68, respectively	—	11,932

Total liabilities	28,666	29,703
Commitments and contingencies

Series D Preferred Stock — $0.01 par value, 2,000,000 shares authorized; 1,209,677 and 1,209,677 shares issued and outstanding (liquidation value of $33,013 and $30,613) at December 31, 2010 and 2009, respectively	26,128	26,128

Shareholders’ equity
Series A Preferred Stock — $0.01 par value, 4,000,000 shares authorized; 897,439 and 1,025,934 shares issued and outstanding (liquidation value of $2,468 and $2,564) at December 31, 2010 and 2009, respectively	9	10
Series C Preferred Stock — $0.01 par value, 500,000 shares authorized; No shares issued or outstanding	—	—
Common Stock — $0.01 par value, 500,000,000 shares authorized; 255,412,706 and 253,762,552 shares issued and outstanding at December 31, 2010 and 2009, respectively	2,554	2,538
Treasury stock (45,154 shares at December 31, 2010 and 2009)	(61)	(61)
Additional paid-in capital	376,008	367,028
Accumulated other comprehensive income	2,921	1,313
Accumulated deficit	(358,379)	(339,229)

Total shareholders’ equity	23,052	31,599

Total liabilities, Series D Preferred Stock and shareholders’ equity	$77,846	$87,430

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

OPKO Health, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share data)

	For the years ended December 31,
	2010	2009	2008
Revenue
Products	$30,149	$13,147	$9,440
License	6,731	—	—

Total revenue	36,880	13,147	9,440
Cost of goods sold, excluding amortization of intangible assets	20,501	9,567	8,559

Gross margin, excluding amortization of intangible assets	16,379	3,580	881

Operating expenses
Selling, general and administrative	22,121	13,518	14,790
Research and development	7,908	12,881	21,562
Write-off of acquired in-process research and development	—	2,000	1,398
Other operating expenses, principally amortization of intangible assets	3,579	3,201	1,694

Total operating expenses	33,608	31,600	39,444

Operating loss	(17,229)	(28,020)	(38,563)
Other expense, net	(842)	(2,034)	(1,354)

Loss before income taxes and investment losses	(18,071)	(30,054)	(39,917)
Income tax (expense) benefit	(141)	294	83

Loss before investment losses	(18,212)	(29,760)	(39,834)
Loss from investments in investees	(714)	(353)	—

Net loss	(18,926)	(30,113)	(39,834)
Preferred stock dividend	(2,624)	(4,718)	(217)

Net loss attributable to common shareholders	$(21,550)	$(34,831)	$(40,051)

Loss per share, basic and diluted	$(0.08)	$(0.15)	$(0.21)

Weighted average number of common shares outstanding, basic and diluted	255,095,586	233,191,617	187,713,041

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

OPKO Health, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands, except share data)
For the years ended December 31, 2008, 2009 and 2010

	Series A Preferred								Additional
	Stock		Series C Preferred Stock		Common Stock		Treasury		Paid-In	Other Comprehensive	Accumulated
	Shares	Dollars	Shares	Dollars	Shares	Dollars	Shares	Dollars	Capital	Income	Deficit	Total
Balance at December 31, 2007	954,799	$10	—	$—	178,344,608	$1,783	—	—	$284,273	$—	$(269,282)	$16,784
Equity-based compensation expense	—	—	—	—	—	—	—	—	6,730	—	—	6,730
Issuance of equity securities to acquire Vidus Ocular, Inc. at $1.65 per share	—	—	—	—	658,080	7	—	—	1,312	—	—	1,319
Correction of equity securities to Acuity	—	—	—	—	57,408	1	—	—	(1)	—	—	—
Exercise of common stock options	—	—	—	—	5,187,149	52	—	—	154	—	—	206
Exercise of common warrants	—	—	—	—	1,171,899	12	—	—	165	—	—	177
Issuance of common stock in private placement to related party at 1.11	—	—	—	—	13,513,514	135	—	—	14,865	—	—	15,000
Series A preferred stock dividend	86,678	1	—	—	—	—	—	—	—	—	—	1
Conversion of Series A preferred stock	(87,721)	(1)	—	—	87,721	1	—	—	—	—	—	—
Other disposition of assets for stock	—	—	—	—	—	—	(18,000)	(24)	—	—	—	(24)
Net loss for the year ended December 31, 2008	—	—	—	—	—	—	—	—	—	—	(39,834)	(39,834)

Balance at December 31, 2008	953,756	10	—	—	199,020,379	1,991	(18,000)	(24)	307,498	—	(309,116)	359
Equity-based compensation expense	—	—	—	—	—	—	—	—	4,498	—	—	4,498
Exercise of common stock options	—	—	—	—	2,984,945	30	—	—	664	—	—	694
Exercise of common warrants	—	—	—	—	706,164	7	—	—	17	—	—	24
Issuance of common stock in private placement with related parties at $1.00 per share	—	—	—	—	20,000,000	200	—	—	19,800	—	—	20,000
Issuance of common stock in private placement, including related parties, at $1.00 per share	—	—	—	—	31,000,000	310	—	—	30,680	—	—	30,990
Relative fair value of warrants issued In connection with issuance of 8% Series D preferred stock	—	—	—	—	—	—	—	—	3,872	—	—	3,872
Series A preferred stock dividend	93,242	1	—	—	—	—	—	—	(1)	—	—	—
Conversion of Series A preferred stock	(21,064)	(1)	—	—	21,064	—	—	—	—	—	—	(1)
Restricted stock grant	—	—	—	—	30,000	—	—	—	—	—	—	—
Purchase of shares at $3.55	—	—	—	—	—	—	(27,154)	(37)	—	—	—	(37)
Net loss for the year ended December 31, 2009	—	—	—	—	—	—	—	—	—	—	(30,113)	(30,113)
Cumulative translation adjustment net	—	—	—	—	—	—	—	—	—	1,313	—	1,313

Other comprehensive loss												(28,800)

Balance at December 31, 2009	1,025,934	10	—	—	253,762,552	2,538	(45,154)	(61)	367,028	1,313	(339,229)	31,599

	Series A Preferred								Additional
	Stock		Series C Preferred Stock		Common Stock		Treasury		Paid-In	Other Comprehensive	Accumulated
	Shares	Dollars	Shares	Dollars	Shares	Dollars	Shares	Dollars	Capital	Income	Deficit	Total
Equity-based compensation expense	—	—	—	—	—	—	—	—	6,922	—	—	6,922
Exercise of common stock options	—	—	—	—	150,231	2	—	—	72	—	—	74
Series A preferred stock dividend	—	—	—	—	—	—	—	—	—	—	(224)	(224)
Conversion of Series A preferred stock	(128,495)	(1)	—	—	128,495	1	—	—	—	—	—	—
Issuance of common stock to acquire Pharmacos Exakta at $1.46 per share	—	—	—	—	1,371,428	13	—	—	1,986	—	—	1,999
Net loss for the year ended December 31, 2010	—	—	—	—	—	—	—	—	—	—	(18,926)	(18,926)
Cumulative translation adjustment net	—	—	—	—	—	—	—	—	—	1,608	—	1,608

Other comprehensive loss												(17,318)

Balance at December 31, 2010	897,439	$9	—	$—	255,412,706	$2,554	(45,154)	$(61)	$376,008	$2,921	$(358,379)	$23,052

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

OPKO Health, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the years ended
	December 31,
	2010	2009	2008
Cash flows from operating activities:
Net loss	$(18,926)	$(30,113)	$(39,834)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,870	2,357	1,823
Impairment of goodwill	—	1,097	—
Write-off of acquired in-process research and development	—	2,000	1,398
Accretion of debt discount related to notes payable	66	123	190
Losses from investments in investees	714	353	—
Equity based compensation — employees and non-employees	6,922	4,498	6,730
Provision for bad debts	446	73	204
Provision for inventory obsolescence	64	279	255
Foreign exchange	(382)	122	—
Loss on disposal of assets	—	—	148
License of product for equity	(731)	—	—
Changes in:
Accounts receivable	(3,396)	(1,271)	590
Inventory	(7,589)	(928)	(2,104)
Prepaid expenses and other current assets	894	431	25
Other assets	420	(276)	—
Accounts payable	1,756	(1,019)	(1,225)
Accrued expenses	(3,222)	(1,062)	2,506

Net cash used in operating activities	(19,094)	(23,336)	(29,294)
Cash flows from investing activities:
Investments in investees	(650)	(4,800)	—
Acquisition of businesses, net of cash	(1,323)	(15,632)	48
Acquisition of rolapitant	—	(2,000)	—
Purchase of marketable securities	(14,997)	(9,997)	—
Maturities of marketable securities	14,997	9,997	—
Capital expenditures	(807)	(172)	(378)

Net cash used in investing activities	(2,780)	(22,604)	(330)
Cash flows from financing activities:
Issuance of common stock for cash to related party	—	30,990	15,000
Issuance of common stock	—	20,000	—
Issuance of Series D preferred stock and warrants, including related parties	—	30,000	—
Repayments of line of credit with related party	(12,000)	—	—
Proceeds from bridge loan with related party	—	3,000	—
Repayment of bridge loan with related party	—	(3,000)	—
Insurance financing and borrowings on lines of credit	15,424	529	371
Proceeds from the exercise of stock options and warrants	74	718	383
Repayments of notes payable and capital lease obligations	(6,266)	(317)	(2,825)

Net cash (used in) provided by financing activities	(2,768)	81,920	12,929

Net change in cash and cash equivalents	(24,642)	35,980	(16,695)
Cash and cash equivalents at beginning of year	42,658	6,678	23,373

Cash and cash equivalents at end of year	$18,016	$42,658	$6,678

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

OPKO Health, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1 Business and Organization
     We are a multi-national pharmaceutical and diagnostics company that seeks to establish industry-leading positions in large and rapidly growing medical markets by leveraging our discovery, development and commercialization expertise and our novel and proprietary technologies. Our current focus is on conditions with major unmet medical needs including neurological disorders, infectious diseases, oncology and ophthalmologic diseases. We are developing a range of solutions to diagnose, treat and prevent these conditions, including molecular diagnostics tests, proprietary pharmaceuticals and vaccines. We plan to commercialize these solutions on a global basis in large and high growth markets, including emerging markets. We have already established emerging markets pharmaceutical platforms in Chile and Mexico, which are delivering revenue and which we expect to deliver cash flow and facilitate future market entry for our products currently in development. We also actively explore opportunities to acquire complementary pharmaceuticals, compounds, technologies, and businesses. We are a Delaware corporation, headquartered in Miami, Florida.
Note 2 Acquisitions, Investments, and Licenses
     Rolapitant license
     In December 2010, we entered into a license agreement (the “TESARO License”) with TESARO, Inc. (“TESARO”) granting TESARO exclusive rights to the development, manufacture, commercialization and distribution of rolapitant and a related compound. Under the terms of the TESARO License, we are eligible for payments of up to $121.0 million, including an up-front payment of $6.0 million, which has been received, and additional payments based upon achievement of specified regulatory and commercialization milestones. In addition, TESARO will pay us double digit tiered royalties on sales of licensed product. We will share future profits from the commercialization of licensed products in Japan with TESARO and we will have an option to market the products in Latin America. In connection with the TESARO License, we also acquired a 10% equity position in TESARO. We recorded the 10% equity position at $0.7 million, the estimated fair value based on a discounted cash flow model.
     In accounting for the license of rolapitant to TESARO, we determined that we did not have any continuing involvement in the development of rolapitant or any other future performance obligations and, as a result, recognized the $6.0 million up-front payment and the $0.7 million equity position as license revenue during the year ended December 31, 2010.
     We acquired rolapitant on October 12, 2009 from Schering-Plough Corporation (“Schering”). We entered into an asset purchase agreement (the “Schering Agreement”) with Schering to acquire rolapitant and other assets relating to Schering’s neurokinin-1 (“NK-1”) receptor antagonist program. Under the terms of the Schering Agreement, we paid Schering $2.0 million in cash upon closing and agreed to pay up to an additional $27.0 million upon certain development milestones. Rolapitant, the lead product in the NK-1 program, successfully completed Phase II clinical testing for prevention of nausea and vomiting related to cancer chemotherapy and surgery, and other indications. Development of rolapitant and the other assets had been stopped at the time of our acquisition and there were no ongoing clinical trials. None of the assets acquired have alternative future uses, nor have they reached a stage of technological feasibility, as such, we recorded $2.0 million as in-process research and development expense during the year ended December 31, 2009.
     Latin America acquisitions
     In February 2010, we acquired Exakta-OPKO (previously known as Pharmacos Exakta S.A. de C.V.), a privately-owned Mexican company, engaged in the manufacture, marketing and distribution of ophthalmic and other pharmaceutical products for government and private markets since 1957. Pursuant to a purchase agreement we acquired all of the outstanding stock of Exakta-OPKO and real property owned by an affiliate of Exakta-OPKO for a total aggregate purchase price of $3.5 million, of which an aggregate of $1.5 million was paid in cash and $2.0 million was paid in shares of our Common Stock, par value $.01. In September 2010, we reduced the consideration paid by $0.1 million in working capital adjustments per the purchase agreement. The number of shares to be issued was determined by the average closing price of our Common Stock as reported on the NYSE Amex for the ten trading days ending on February 12, 2010. A total of 1,371,428 shares of our Common Stock were issued in the transaction which were valued at $2.0 million due to trading restrictions. A portion of the proceeds will remain in escrow for a period of time to satisfy indemnification claims.
     In October 2009, we entered into a definitive agreement to acquire OPKO Chile (previously known as Pharma Genexx, S.A.), a privately-owned Chilean company engaged in the representation, importation, commercialization and distribution of pharmaceutical products, over-the-counter products and medical devices for government, private and institutional markets in Chile. Pursuant to a stock purchase agreement with OPKO Chile and its shareholders, Farmacias Ahumada S.A., FASA Chile S.A., and Laboratorios Volta S.A., we acquired all of the outstanding stock of OPKO Chile in exchange for $16 million in cash. A portion of the proceeds will remain in escrow for a period of time to satisfy indemnification claims. The transaction closed on October 7, 2009.
     The following table summarizes the estimated fair value of the net assets acquired and liabilities assumed in the acquisition of OPKO Chile at the date of acquisition:

(in thousands)
Current assets (including cash of $368)	$12,208
Intangible assets	7,826
Goodwill	4,983
Other assets	20
Accounts payable and accrued expenses	(9,037)

Total purchase price	$16,000

     Investments
     In November 2010, we made an investment in Fabrus, LLC, a privately held early stage biotechnology company with next generation therapeutic antibody drug discovery and development capabilities. Fabrus is using its proprietary antibody screening and engineering approach to discover promising lead compounds against several important oncology targets. In exchange for the investment, we acquired approximately 13% of Fabrus’ outstanding membership interests on a fully diluted basis. Our investment was part of a $2.1 million financing for Fabrus and included other related parties. Refer to Note 11.
     Effective September 21, 2009, we entered into an agreement pursuant to which we invested $2.5 million in cash in Cocrystal Discovery, Inc., a privately held biopharmaceutical company (“Cocrystal”) in exchange for 1,701,723 shares of Cocrystal’s Convertible Series A Preferred Stock or approximately 16%. Cocrystal is focused on the discovery and development of novel antiviral drugs using a combination of protein structure-based approaches. Refer to Note 11.
     On June 10, 2009, we entered into a stock purchase agreement with Sorrento Therapeutics, Inc. (“Sorrento”), a publicly held company with a technology for generating fully human monoclonal antibodies, pursuant to which we invested $2.3 million in Sorrento. OPKO owns approximately 53,113,732 shares of Sorrento Common Stock, or approximately 21% of Sorrento’s total outstanding common stock at December 31, 2010. The closing stock price for Sorrento’s common stock, a thinly traded stock, as quoted on the over-the-counter markets was $0.60 per share on December 31, 2010. Refer to Note 11.
The following table reflects our maximum exposure to each of our investments:

Investee name	(in thousands)	Accounting method

Sorrento	$2,300	Equity method
Cocrystal	2,500	VIE, equity method
Fabrus	650	VIE, equity method
TESARO	731	VIE, cost method
Less accumulated losses in investees	(1,067)

Total	$5,114

     Other acquisition
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
     Variable interest entities
     We have determined that we hold variable interests in three entities (“VIE”), TESARO, Fabrus and CoCrystal. We made this determination as a result of our assessment that they do not have sufficient resources to carry out their principal activities without additional subordinated financial support.
     In order to determine the primary beneficiary of Cocrystal and Fabrus, we evaluated our investment as well as our investment combined with a related party group to identify who had the most power to control each entity and who received the largest benefits (absorbed the most losses) from each entity. The related party group when considering our investment in Cocrystal includes OPKO and the Frost Group. As of December 31, 2010 we own approximately 16% of Cocrystal and members of the Frost Group own approximately 42% of Cocrystal’s voting stock on an as converted basis, including 39% held by the Gamma Trust. Dr. Frost, Mr. Rubin, and Dr. Hsiao currently serve on the Board of Directors of Cocrystal and represent 50% of its board. The Gamma Trust influenced the design of Cocrystal and can significantly influence the success of Cocrystal through its board representation and voting power. As such, we have determined that the Gamma Trust is the primary beneficiary within the related party group. The related party group when considering our investment in Fabrus includes OPKO and the Gamma Trust, Hsu Gamma Investment, L.P., of which Jane Hsiao is the general partner, and the Richard Lerner Family Trust. Dr.’s Frost, Hsiao and Lerner are all members of our Board of Directors. As of December 31, 2010 we own approximately 13% of Fabrus and Dr.’s Frost, Hsiao and Lerner own 24% of Fabrus’ voting stock on an as converted basis, including 16% held by the Gamma Trust. Dr.’s Frost and Hsiao currently serve on the Board of Managers of Fabrus and represent 40% of its board. The Gamma Trust can significantly influence the success of Fabrus through its board representation and voting power. As such, we have determined that the Gamma Trust is the primary beneficiary within the related party group. Because we have the ability to exercise significant influence over Cocrystal’s and Fabrus’ operations through our related party affiliates, we account for our investments in Cocrystal and Fabrus, under the equity method.
     In order to determine the primary beneficiary of TESARO, we evaluated the power and benefits held by its equity holders. On an as converted basis, we hold an equity interest of approximately 9% of TESARO as of December 31, 2010. In addition, we do not hold any seats on the Board of Directors and we do not have any management positions. The largest equity holder owns approximately 49% of TESARO, on an as converted basis and is represented by two members of TESARO’s board of directors. As a result of that equity holder having the power to influence TESARO and being entitled to the largest share of the benefits of TESARO, we determined such holder is the primary beneficiary of TESARO. Because we do not have the ability to exercise significant influence over TESARO’s operations, we have accounted for TESARO under the cost method of accounting.

     We have not provided financial or other support to the variable interest entities other than those associated with our original investments in Cocrystal and Fabrus or those associated with our TESARO License and we are not obligated to provide ongoing financial support to them.
     Pro forma disclosures for acquisitions
     The following table includes the pro forma results for the years ended December 31, 2009 and 2008 of the combined companies as though the acquisition of OPKO Chile had been completed as of the beginning of each period, respectively.

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
     Property and Equipment. Property and equipment are recorded at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets, generally five to ten years and includes amortization expense for assets capitalized under capital leases. The estimated useful lives by asset class are as follows: software — 3 years, machinery and equipment — 5-8 years, furniture and fixtures — 5-10 years and leasehold improvements — the lesser of their useful life or the lease term. Expenditures for repairs and maintenance are charged to expense as incurred, while betterments reduce accumulated depreciation. Depreciation expense was $0.3 million, $0.2 million, and $0.1 million for the years ended December 31, 2010, 2009, and 2008, respectively.
     Goodwill and Intangible Assets. Goodwill represents the difference between the purchase price and the estimated fair value of the net assets acquired when accounted for by the purchase method of accounting and arose from our acquisitions of OPKO Chile, Exakta-OPKO, and OTI. Refer to Note 2. We do not amortize goodwill, however, we perform an annual impairment test of goodwill during the fourth quarter. During the fourth quarter of

2009, we performed an impairment test and determined the $1.1 million goodwill related to our instrumentation business was impaired and written down to $0. As a result of competition in the U.S. market, the broad global economic conditions, and pricing pressures globally, we determined that goodwill was impaired for the instrumentation reporting unit. The impairment loss was determined by calculating the fair value of the instrumentation reporting unit based on a discounted net present-value calculation. We did not record any impairments during 2010. We evaluate our goodwill for impairment annually and whenever events and changes in circumstances suggest that the carrying amount may not be recoverable.
     We amortize intangible assets with definite lives on a straight-line basis over their estimated useful lives, ranging from 3 to 10 years, and review for impairment at least annually, or sooner when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. We use the straight-line method of amortization as there is no reliably determinable pattern in which the economic benefits of our intangible assets are consumed or otherwise used up. Amortization expense was $3.6 million, $2.1 million, and $1.7 million for the years ended December 31, 2010, 2009, and 2008, respectively. In addition, the 2010 and 2009 years include amortization related to the acquisition of OPKO Chile and the 2010 year end includes amortization related to our acquisition of Exakta-OPKO. Amortization expense for our intangible assets as of December 31, 2010 for the years ending December 31, 2011, 2012, 2013, 2014, and 2015 is expected to be $2.2 million, $1.8 million, $0.8 million, $0.8 million, and $0.8 million, respectively.
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
     Fair Value Measurements. The carrying amounts of our cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses approximate their fair value due to the short-term maturities of these instruments. Investments are considered available-for-sale as of December 31, 2010 and 2009, and are carried at fair value.
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
     Derivative financial instruments. We record derivative financial instruments (primarily forward purchase contracts) on our balance sheet at their fair value and the changes in the fair value are recognized in income when they occur, the only exception being derivatives that qualify as hedges. To qualify the derivative instrument as a hedge, we are required to meet strict hedge effectiveness and contemporaneous documentation requirements at the initiation of the hedge and assess the hedge effectiveness on an ongoing basis over the life of the hedge. At December 31, 2010, our forward contracts did not meet the documentation requirements to be designated effective hedges. Accordingly, we recognize all changes in fair values of our forward contracts in income.
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
     Loss Per Common Share. Basic and diluted earnings or loss per common share is based on the net loss increased by dividends on preferred stock divided by the weighted average number of common shares outstanding during the period. In the periods in which their effect would be anti-dilutive, no effect has been given to outstanding options, warrants or convertible preferred stock in the diluted computation. The diluted loss per share does not include the weighted average impact of the outstanding options, warrants, and other contingent consideration of 21,213,035, 17,743,032, and 24,022,713 shares for the years ended December 31, 2010, 2009, and 2008 respectively, because their inclusion would have been anti-dilutive. As of December 31, 2010, the holders of our Series A Preferred Stock and Series D Preferred Stock could convert their shares into approximately 987,182 and 13,311,823 shares of our Common Stock, respectively, including accrued dividends.
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
     Allowance for Doubtful Accounts. We analyze accounts receivable and historical bad debt levels, customer credit worthiness and current economic trends when evaluating the adequacy of the allowance for doubtful accounts using the specific identification method. Our reported net loss is directly affected by management’s estimate of the collectability of accounts receivable. Estimated allowances for sales returns are based upon our history of product returns. The amount of allowance for doubtful accounts at December 31, 2010 and 2009 was $1.2 million and $0.4 million, respectively.
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
     Comprehensive income or loss. Our comprehensive loss for the year ended December 31, 2010 includes net loss for the year and the cumulative translation adjustment, net, for the translation of our OPKO Chile and Exakta-OPKO results. Comprehensive loss for the year ended December 31, 2009 is our net loss for the year and the cumulative translation adjustment, net, for the translation of our OPKO Chile.
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
     Recent accounting pronouncements: In December 2010, the FASB issued an amendment to the disclosure of supplementary pro forma information for business combinations. The amendment specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendment also expands the supplemental pro forma disclosures under current accounting guidance to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendment is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted. The adoption of this amendment is not expected to have a material impact on our financial statement disclosures.

     In December 2010, the FASB issued an amendment to the accounting for goodwill impairment tests. The amendment modifies Step 1 of the impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The qualitative factors are consistent with the existing guidance. The amendment is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted. The adoption of this amendment is not expected to have a material impact on our results of operations or financial condition.
     In December 2010, the FASB issued an amendment to the accounting for annual excise taxes paid to the federal government by pharmaceutical manufacturers under health care reform. The liability for the fee should be estimated and recorded in full upon the first qualifying branded prescription drug sale with a corresponding deferred cost that is amortized to expense using a straight-line method of allocation unless another method better allocates the fee over the calendar year that it is payable. The amendment is effective for calendar years beginning after December 31, 2010, when the fee initially becomes effective. As we currently do not manufacture pharmaceutical products, we do not expect the adoption of this amendment to have material impact on our results of operations or financial condition.
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

Note 4 Composition of Certain Financial Statement Captions

	December 31,
(in thousands)	2010	2009
Accounts receivable, net
Accounts receivable	$14,482	$9,118
Less allowance for doubtful accounts	(1,165)	(351)

	$13,317	$8,767

Inventories, net
Raw materials (components)	$4,868	$3,764
Work in-process	889	1,365
Finished products	14,632	5,632
Less inventory reserve	(432)	(241)

	$19,957	$10,520

Prepaid expenses and other current assets
Prepaid supplies and clinical	$96	$559
Other receivables	675	441
Prepaid insurance	119	162
Taxes recoverable	1,441	414
Other	451	297

	$2,782	$1,873

Property and equipment, net
Machinery and equipment	$2,406	$388
Building	288	—
Land	495	—
Furniture and fixtures	179	207
Software	609	207
Leasehold improvements	109	237
Less accumulated depreciation	(1,357)	(446)

	$2,729	$593

Intangible assets, net
Customer relationships	$7,719	$7,259
Product registrations	4,227	3,829
Technology	4,597	4,597
Tradename	666	578
Covenants not to compete	349	317
Other	7	7
Less accumulated amortization	(7,601)	(3,865)

	$9,964	$12,722

Accrued expenses
Income taxes payable	$422	$492
Accrued royalties	316	315
Accrued distributor commissions	398	372
Product warranties — medical device products	512	257
Clinical trials	801	163
Customer deposits	321	307
Professional fees	288	223
Employee benefits	304	340
Suppliers	1,240	—
Other	1,137	1,449

	$5,739	$3,918

     The following table summarizes the fair values assigned to our major intangible asset classes upon acquisition:

	Fair value	Weighted average
(in thousands)	assigned	amortization period
Customer relationships	$7,797	3 years
Technology	4,597	10 years
Product registrations	3,829	10 years
Covenants not to compete	366	3 years
Tradename	666	3 years
Other	7	Indefinite

Total amortizing intangible assets	17,262
Goodwill	5,408	Indefinite

Total intangible assets acquired	$22,670

     All of the intangible assets and goodwill acquired relate to our acquisitions of OPKO Chile, Exakta-OPKO, and OTI. The weighted average period prior to the next renewal or extension for our product registrations is 2.7 years. We do not anticipate capitalizing the cost of product registration renewals, rather we expect to expense these costs, as incurred. Our goodwill is not tax deductible for income tax purposes in Chile.
     The changes to goodwill for the year ended December 31, 2010 is primarily due to a $0.4 million increase resulting from foreign exchange translation of the assets and liabilities of OPKO Chile. The purchase price allocation of the assets acquired in the Exakta-OPKO acquisition are subject to change while contingencies that existed on the acquisition date are resolved.
     The following table reflects the changes in the allowance for doubtful accounts, provision for inventory reserve and tax valuation allowance accounts:

	Beginning	Charged to		Charged to	Ending
(in thousands)	balance	expense	Written-off	other	balance
2010
Allowance for doubtful accounts	$(351)	(446)	—	(368)	$(1,165)

Inventory reserve	$(241)	(64)	170	(297)	$(432)

Tax valuation allowance	$(51,697)	(2,555)	—	—	$(54,252)

2009
Allowance for doubtful accounts	$(407)	(73)	129	—	$(351)

Inventory reserve	$(255)	(279)	293	—	$(241)

Tax valuation allowance	$(35,197)	(16,699)	—	199	$(51,697)

Note 5 Debt
     We have a $12.0 million line of credit with the Frost Group, a related party. On June 2, 2010 we repaid all amounts outstanding on the line of credit including $12 million in principal and $4.1 million in interest. The line of credit was renewed on February 22, 2011 with a new maturity date of March 31, 2012. We have the ability to draw funds under the line of credit until its expiration in March 2012. We are obligated to pay interest upon maturity, capitalized quarterly, on outstanding borrowings under the line of credit at an 11% annual rate. The line of credit is collateralized by all of our U.S. personal property except our intellectual property.
     We have entered into lines of credit agreements with seven financial institutions in Chile in addition to our line of credit with the Frost Group. Those lines of credit are used primarily as a source of working capital for inventory purchases. The following table summarizes the lines of credit:

(in thousands)	Interest rate on	Maximum	Amount outstanding at December 31,
Lender	borrowings	borrowings	2010	2009
The Frost Group LLC	11%	$12,000	$—	$12,000
Itau Bank	Libor +2.8%	3,000	1,849	270
Bank of Chile	Libor +2.8%	3,000	3,100	988
BICE Bank	Libor +2.8%	3,300	2,813	1,459
Santander Bank	Libor +2.8%	2,500	1,826	324
Corp Banca	Libor +2.8%	1,050	426	62
BBVA Bank	Libor +2.8%	3,500	3,123	1,218
Scotiabank	Libor +2.8%	2,500	1,553	—

Total		$30,850	$14,690	$16,321

     On March 4, 2009, the Gamma Trust, a related party, advanced $3.0 million to us pursuant to a Promissory Note we issued to the Gamma Trust (the “Note”). The entire amount of this advance and all accrued interest thereon was due and payable on the earlier of May 4, 2009, or such earlier date following the closing of the stock purchase transaction with the Gamma Trust discussed in Note 6. The Note bore interest at a rate equal to 11% per annum and could be prepaid in whole or in part without penalty or premium. We repaid the Note and $48 thousand of interest on April 27, 2009.
Note 6 Equity Offerings
     Effective September 18, 2009, we entered into a securities purchase agreement (the “Preferred Purchase Agreement”) with the private investors (the “Preferred Investors”), pursuant to which the Preferred Investors agreed to purchase an aggregate of 1,209,677 shares (the “Preferred Shares”) of our newly-designated 8.0% Series D Cumulative Convertible Preferred Stock, par value $0.01 per share (“Series D Preferred Stock”) (Refer to Note 7) at a purchase price of $24.80 per share, together with warrants (the “Warrants”) to purchase up to an aggregate of 3,024,196 shares of our common stock, par value $.01 at an exercise price of $2.48 per share (the “Preferred Investment”). Initially, the Series D Preferred Stock was convertible into ten shares of our Common Stock, and the Preferred Shares purchase price was based on the average closing price of our Common Stock as reported on the NYSE Amex for the five days preceding the execution of the Preferred Purchase Agreement. In connection with the Preferred Investment, we issued the Preferred Shares and Warrants and received an aggregate of $30.0 million in cash on September 28, 2009.
     We allocated the $30.0 million of proceeds from the Preferred Investment between the Series D Preferred Stock and the Warrants based on their relative fair values as follows:

(in thousands)
Series D Preferred Stock	$26,128
Warrants Settlements in kind or expired	3,872

Total	$30,000

     We allocated the $30 million in proceeds received from the issuance of the Preferred Stock and warrants to those instruments based on their relative fair values, which resulted in a $3.9 million beneficial conversion feature. We recorded the $3.9 million beneficial conversion feature as a further discount to the Series D Preferred Stock and an increase to additional paid-in capital.
     The Series D Preferred Stock was immediately convertible into shares of our common stock. As a result, the discount was immediately recognized as a deemed dividend and included in preferred stock dividends in the accompanying consolidated statement of operations. The Series D Preferred Stock contains redemption features that are not solely within our control. As a result, the Series D Preferred Stock is classified outside of permanent equity. The Series D Preferred Stock is recorded at this time at initial fair value and not at its Liquidation Amount as it is not probable that it will be redeemed.
     We agreed to issue the Preferred Shares and the Warrants in reliance upon the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended (the “Act”). The Preferred Shares issued in the Preferred Investment, including the shares of the Company’s Common Stock into which the Preferred Shares and Warrants may be converted, are “restricted securities” as that term is defined by Rule 144 under the Act, subject to a three year contractual lockup, and no registration rights have been granted.

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
     In addition to our equity-based compensation plans, we have issued warrants to purchase our common stock. Refer to Note 8 for additional information on our share-based compensation plans. The table below provides additional information for warrants outstanding as of December 31, 2010.

Weighted
	Number of	average
Warrants	warrants	exercise price	Expiration date
Outstanding at December 31, 2009	29,194,162
Issued	—
Exercised	—
Expired	—

Outstanding and Exercisable at December 31, 2010			Various from September 2014
	29,194,162	$0.89	through March, 2017

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
8% Series D Cumulative Convertible Preferred Stock
     Of the authorized preferred stock, 2,000,000 shares were designated 8% Series D Cumulative Convertible Preferred Stock (“Series D Preferred Stock”). Holders of the Series D Preferred Stock are entitled to receive, when, as and if declared by the Company’s Board of Directors, dividends on each share of Series D Preferred Stock at a rate per annum equal to 8.0% of the sum of (a) $24.80, plus (b) any and all declared and unpaid and accrued dividends thereon, subject to adjustment for any stock split, combination, recapitalization or other similar corporate action (the “Liquidation Amount”). All dividends shall be cumulative, whether or not earned or declared, accruing on an annual basis from the issue date of the Series D Preferred Stock. As of December 31, 2010 we had approximately $2.49 per Series D Preferred Share, or $3.0 million of Series D Preferred Stock dividends in arrears.
     The Holders of Series D Preferred Stock have the right to receive notice of any meeting of holders of our Common Stock or Series D Preferred Stock and to vote (on an as-converted into Common Stock basis) upon any matter submitted to a vote of the holders of Common Stock or Series D Preferred Stock. Except as otherwise expressly set forth in the Company’s Amended and Restated Certificate of Incorporation, as amended from time to time, the holders of Series D Preferred Stock will vote on each matter submitted to them with the holders of

Common Stock and all other classes and series of our capital stock entitled to vote on such matter, taken together as a single class.
     With respect to dividend distributions (other than required dividends to the holders of our Series A Preferred Stock) and distributions upon liquidation, winding up or dissolution of the Company, the Series D Preferred Stock ranks senior to all classes of Common Stock, our Series A Preferred Stock, our Series C Preferred Stock, and to each other class of our capital stock existing now or hereafter created that are not specifically designated as ranking senior to or pari passu with the Series D Preferred Stock.
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
     We may, at any time, convert the outstanding Series D Preferred Stock into such number of fully paid and non-assessable shares of Common Stock as is determined by dividing (A) the Liquidation Amount of the shares by (B) the Conversion Price, but only if the closing bid price of the Common Stock exceeds $5.00 per share during any thirty (30) consecutive trading days prior to each conversion. Initially, the Series D Preferred Stock was convertible into 10 shares of the Company’s Common Stock.
     To the extent it is lawfully able to do so, we may redeem all of the then outstanding shares of Series D Preferred Stock by paying in cash an amount per share equal to $24.80 plus all declared or accrued unpaid dividends on such shares, subject to adjustment for any stock dividends or distributions, splits, subdivisions, combinations, reclassifications, stock issuances or similar events with respect to the Common Stock.
Note 8 Equity-Based Compensation
     We maintain three equity-based incentive compensation plans, the 2007 Equity Incentive Plan, the 2000 Stock Option Plan, and the 1996 Stock Option Plan that provide for grants of stock options and restricted stock to our directors, officers, key employees and certain outside consultants. Equity awards granted under our 2007 Equity Incentive Plan are exercisable for a period up to seven years from the date of grant. Equity awards granted under our 2000 Stock Option Plan and the 1996 Stock Option Plan are exercisable for a period of up to 10 years from date of grant. Vesting periods range from immediate to 5 years.
     We classify the cash flows resulting from the tax benefit that arises when the tax deductions exceed the compensation cost recognized for those equity awards (excess tax benefits) as financing cash flows. There were no excess tax benefits for the years ended December 31, 2010, 2009, and 2008.
     Equity-based compensation arrangements to non-employees are accounted for at their fair value on the measurement date. The measurement of equity-based compensation is subject to periodic adjustment over the vesting period of the equity instruments.
Valuation and Expense Information
     We recorded equity based compensation expense of $6.9 million, $4.5 million, and $6.7 million for the years ended December 31, 2010, 2009 and 2008, respectively, all of which were reflected as operating expenses. Of the $6.9 million of equity based compensation expense recorded in the year ended December 31, 2010, $5.2 million was recorded as selling, general and administrative expense and $1.7 million was recorded as research and development expenses. Of the $4.5 million of equity based compensation expense recorded in the year ended December 31, 2009, $3.2 million was recorded as selling, general and administrative expense and $1.3 million was recorded as research and development expenses. For the year ended December 31, 2008, of the $6.7 million of equity based compensation expense recorded, $4.2 million was recorded as selling, general and administration expense and $2.5 million was recorded as research and development expense.
     We estimate forfeitures of stock options and recognize compensation cost only for those awards expected to vest. Forfeiture rates are determined for all employees and non-employee directors based on historical experience and our estimate of future vesting. Estimated forfeiture rates are adjusted from time to time based on actual forfeiture experience.
     As of December 31, 2010, there was $8.2 million of unrecognized compensation cost related to the stock options granted under our stock plans. That cost is expected to be recognized over a weighted-average period of approximately 2 years.
Stock Options
     We estimate the fair value of each stock option on the date of grant using a Black-Scholes option-pricing formula, applying the following assumptions, and amortize the fair value to expense over the option’s vesting period using the straight-line attribution approach for employees and non-employee directors, and for awards issued to non-employees we recognize compensation expense on a graded basis, with most of the compensation expense being recorded during the initial periods of vesting:

	Year Ended	Year Ended	Year Ended
	December 31, 2010	December 31, 2009	December 31, 2008
Expected term (in years)	0.6 - 7.0	0.6 - 7.9	1.6 - 8.9
Risk-free interest rate	1.3% - 2.7%	1.4% - 3.0%	1.5% - 3.7%
Expected volatility	69% - 74%	70% - 77%	70% - 75%
Expected dividend yield	0%	0%	0%
     Expected Term: The expected term of the stock options granted to employees and non-employee directors was calculated using the shortcut method. We believe this method is appropriate as our equity shares have been publicly traded for a limited period of time and as such we do not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term. The expected term of stock options issued to non-employee consultants is the remaining contractual life of the options issued.
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
     We maintain incentive stock plans that provide for the grants of stock options to our directors, officers, employees and non-employee consultants. As of December 31, 2010, there were 11,106,725 shares of common stock reserved for issuance under our 2007 Incentive Plan. We intend to issue new shares upon the exercise of options. Stock options granted under these plans have been granted at an option price equal to the closing market value of the stock on the date of the grant. Options granted under these plans to employees typically become exercisable over four years in equal annual installments after the date of grant, and options granted to non-employee directors become exercisable in full one-year after the grant date, subject to, in each case, continuous service with the Company during the applicable vesting period. The Company assumed options to grant common stock as part of the mergers with Acuity Pharmaceuticals, Inc. and Froptix, Inc., which reflected various vesting schedules, including monthly vesting to employees and non-employee consultants.

     A summary of option activity under our stock plans as of December 31, 2010, and the changes during the year is presented below:

			Weighted
		Weighted	average
		average	remaining	Aggregate
	Number of	exercise	contractual	intrinsic value
Options	options	price	term (years)	(in thousands)
Outstanding at December 31, 2009	12,623,556	$2.36	5.5	$4,544
Granted	2,736,000	$2.25
Exercised	(150,231)	$0.49
Forfeited	(396,554)	$3.76
Expired	(104,625)	$3.42

Outstanding at December 31, 2010	14,708,146	$2.31	4.8	$23,464

Vested and expected to vest at December 31, 2010	13,852,934	$2.32	4.8	$22,134

Exercisable at December 31, 2010	6,775,064	$2.53	4.0	$10,467

     The total intrinsic value of stock options exercised for the years ended December 31, 2010, 2009, and 2008 was $0.3 million, $3.8 million, and $9.5 million, respectively.
     The weighted average grant date fair value of stock options granted for the years ended December 31, 2010, 2009 and 2008 was $1.39, $0.99, and $1.13, respectively. The total fair value of stock options vested during the years ended December 31, 2010, 2009 and 2008 was $3.4 million, $5.1 million, and $4.1 million, respectively. The following table provides the grant date fair value for each of the following groups of stock option activity during 2010:

		Weighted
	Number of	average grant
Options	options	date fair value
Nonvested at December 31, 2009	7,516,418	$1.47
Granted	2,736,000	$1.39
Forfeited	396,554	$2.32
Nonvested at December 31, 2010	7,933,082	$1.32
Restricted Stock
     In 2009, we issued 30,000 shares of restricted common stock to one of our independent board members. The restricted stock was granted under our 2007 Equity Incentive Plan with a term of seven years and vesting occurring five years after the grant date with certain events which would accelerate the vesting of the award. The restricted stock was valued using the grant date fair value which was equivalent to the closing price of our common stock on the grant date. We record the cost of restricted stock over the vesting period.

Note 9 Income Taxes
     We operate in the following countries in which we are required to file tax returns: U.S., Canada, Mexico, Taiwan, and Chile.
     The (expense) benefit for incomes taxes consists of the following:

	For the year ended December 31,
(in thousands)	2010	2009	2008
Current
Federal	$—	$—	$—
State	—	—	—
Foreign	(489)	140	83

	(489)	140	83

Deferred
Federal	—	—	—
State	—	—	—
Foreign	348	154	—

	348	154	—

Total, net	$(141)	$294	$83

     Deferred income tax assets and liabilities as of December 31, 2010 and 2009 are comprised of the following:

	December 31,	December 31,
(in thousands)	2010	2009
Deferred income tax assets:
Federal net operating loss	$33,489	$26,690
State net operating loss	3,694	4,816
Foreign net operating loss	1,481	1,198
Capitalized research and development expense	3,677	4,378
Research and development tax credit	2,342	6,492
Canadian research and development pool	1,212	1,464
Canadian tax credits	828	1,089
Amortization and depreciation	298	258
Accruals	19	555
Other	8,898	6,663

Deferred income tax assets	55,938	53,603
Deferred income tax liabilities:
Intangible assets	(2,318)	(3,114)
Other	(308)	—

Deferred income tax liabilities	(2,626)	(3,114)

Net deferred income tax assets	53,312	50,489

Valuation allowance	(54,252)	(51,697)

Net deferred income tax liabilities	$(940)	$(1,208)

     The change in deferred income tax assets, liabilities and valuation allowances at December 31, 2010 reflect the acquisition of various legal entities, including the tax attributes. The acquisitions were accounted for under U.S. GAAP as asset acquisitions and business combinations. As of December 31, 2010, we have federal, state, and foreign net operating loss carryforwards of approximately $162.7 million, $138.7 million, and $6.0 million, respectively, that expire at various dates through 2030. We have research and development tax credit carryforwards of approximately $2.7 million that expire in varying amounts through 2030. We have determined a full valuation allowance is required against all of our tax assets that we do not expect to be utilized by the turning of deferred income tax liabilities.
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
     During 2008, we conducted a study to determine the impact of the various ownership changes that occurred during 2007 and 2008. As a result, we have concluded that the annual utilization of our net operating loss carryforwards (“NOLs”) and tax credits is subject to a limitation pursuant to Internal Revenue Code section 382. Under the tax law, such NOLs and tax credits are subject to expiration from 15 to 20 years after they were generated. As a result of the annual limitation that may be imposed on such tax attributes and the statutory expiration period, some of these tax attributes may expire prior to our being able to use them. As we have established a valuation allowance against all of our net deferred tax assets, including such NOLs and tax credits, there is no current impact on these financial statements as a result of the annual limitation. This study did not conclude as to whether eXegenics’ pre-merger NOLs were limited under Section 382. As such, of the $162.7 million of federal net operating loss carryforwards, at least approximately $52.0 million may not be able to be utilized.
Uncertain Income Tax Positions
     We file Federal income tax returns in the U.S., Canada, Chile, Mexico, and Taiwan jurisdictions, as well as with various U.S. states and the Ontario province in Canada. We are subject to tax audits in all jurisdictions for which we file tax returns. Tax audits by their very nature are often complex and can require several years to complete. There are currently no tax audits that have commenced with respect to income returns in any jurisdiction.
     U.S. Federal: Under the tax statute of limitations applicable to the Internal Revenue Code, we are no longer subject to U.S. federal income tax examinations by the Internal Revenue Service for years before 2006. However, because we are carrying forward income tax attributes, such as net operating losses and tax credits from 2006 and earlier tax years, these attributes can still be audited when utilized on returns filed in the future.
     State: Under the statutes of limitation applicable to most state income tax laws, we are no longer subject to state income tax examinations by tax authorities for years before 2006 in states in which we have filed income tax returns. Certain states may take the position that we are subject to income tax in such states even though we have not filed income tax returns in such states and, depending on the varying state income tax statutes and administrative practices, the statute of limitations in such states may extend to years before 2006.
     Foreign: Under the statutes of limitations applicable to our foreign operations, we are no longer subject to tax examination for years before 2006 in jurisdictions we have filed income tax returns.
     As a result of our January 1, 2007 implementation of ASC 740, the total amount of gross tax benefits, excluding the offsetting full valuation allowance, that became unrecognized, was approximately $0.4 million. There were no accrued interest and penalties resulting from such unrecognized tax benefits. As of December 31, 2010 and December 31, 2009, the total amount of gross unrecognized tax benefits was approximately $5.4 million and $6.8 million, respectively, and accrued interest and penalties on such unrecognized tax benefits was $0 in each period.
     The following table rolls forward the 2010 activity in our gross unrecognized income tax benefits.

(in thousands)
Unrecognized tax benefits January 1, 2010	$6,818
Gross increases — tax positions in prior period	—
Gross decreases — tax positions in prior period	(1,405)

Unrecognized tax benefits at December 31, 2010	$5,413

     There are no net unrecognized tax benefits that, if recognized, would impact the effective tax rate as of December 31, 2010 as a result of the full valuation allowance.
Other Income Tax Disclosures
     The significant elements contributing to the difference between the federal statutory tax rate and the effective tax rate are as follows:

	For the year ended December 31,
	2010	2009	2008
Federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	3.5	3.7	3.6
Foreign income tax	(1.0)	0.1	—
Acquired in-process research and development	—	(2.6)	(1.4)
Research and development tax credits	5.8	6.7	10.7
OID	3.7	5.0	—
Impairment of goodwill	—	(1.4)	—
Other items including valuation allowance and permanent items	(47.0)	(45.5)	(48.0)
Other	(0.8)	0.0	0.3

Total	(0.8)%	1.0%	0.2%

     The following table reconciles our losses before income taxes between U.S. and foreign jurisdictions:

	For the year ended December 31,
(in thousands)	2010	2009	2008
Pre-tax loss
U.S.	$(16,256)	$(29,214)	$(37,153)
Foreign	(1,815)	(840)	(2,764)

Total	$(18,071)	$(30,054)	$(39,917)

Note 10 Supplemental Cash Flow Information
     Supplemental cash flow information is summarized as follows:

	For the year ended December 31,
(in thousands)	2010	2009	2008
Interest paid	$4,386	$95	$101

Income taxes paid, net	$235	$—	$—

Non-cash financing
Issuance of capital stock to acquire Exakta-OPKO and Vidus	$1,999	$—	$1,319

Note 11 Related Party Transactions
     We have a $12.0 million line of credit with the Frost Group, a related party. On June 2, 2010 we repaid all amounts outstanding on the line of credit including $12 million in principal and $4.1 million in interest. The line of credit, which previously expired on January 11, 2011, was renewed on February 22, 2011 until March 31, 2012 on substantially the same terms as in effect at the time of expiration. We have the ability to draw funds under the line of credit until its expiration in March 2012. We are obligated to pay interest upon maturity, capitalized quarterly, on outstanding borrowings under the line of credit at an 11% annual rate. The line of credit is collateralized by all of our U.S. personal property except our intellectual property.
     In November 2010, we made an investment in Fabrus, LLC, a privately held early stage biotechnology company with next generation therapeutic antibody drug discovery and development capabilities. In exchange for the investment, we acquired approximately 13% of Fabrus’ outstanding membership interests on a fully diluted basis. Our investment was part of a $2.1 million financing for Fabrus. Other investors participating in the financing include Frost Gamma Investments Trust, of which Phillip Frost is the sole trustee, and Hsu Gamma Investment, L.P., of which Jane Hsiao, the Company’s Vice Chairman and Chief Technical Officer, serves as the general partner. In connection with the financing, Drs. Frost and Hsiao joined the Fabrus Board of Managers. Dr.

Richard Lerner, a director of the Company, owns approximately 5% of Fabrus. Vaughn Smider, Founder and CEO of Fabrus, is an Assistant Professor at The Scripps Research Institute (“TSRI”). Dr. Frost serves as a Trustee for TSRI, and Richard Lerner serves as its President.
     On July 20, 2010, we entered into a use agreement for approximately 1,100 square feet of space in Jupiter, Florida to house our molecular diagnostics operations with TSRI. Dr. Frost is a member of the Board of Trustees of TSRI and Dr. Richard Lerner, a member of our Board of Directors, is also the President of TSRI. Pursuant to the terms of the use agreement, which is effective as of November 1, 2009, gross rent is approximately $40 thousand per year for a two-year term which may be extended, upon mutual agreement, for one additional year.
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
     Effective March 5, 2010, the Frost Group assigned two license agreements with Academia Sinica to the Company. The license agreements pertain to alpha-galactosyl ceramide analogs and their use as immunotherapies and peptide ligands in the diagnosis and treatment of cancer. In connection with the assignment of the two licenses, the Company agreed to reimburse the Frost Group for the licensing fees previously paid by the Frost Group to Academia Sinica in the amounts of $50 thousand and $75 thousand, respectively, as well as reimbursement of certain expenses of $50 thousand.
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
     On July 20, 2009, we entered into a worldwide exclusive license agreement with Academia Sinica in Taipei, Taiwan, for a new technology to develop protein vaccines against influenza and other viral infections. Dr. Alice Yu, a member of our board of directors, is a Distinguished Research Fellow and Associate Director at the Genomics Research Center, Academia Sinica.
     On June 16, 2009, we entered into an agreement to lease approximately 10,000 square feet of space in Hialeah, Florida to house manufacturing and service operations for our ophthalmic instrumentation business (the “Hialeah Facility”) from an entity controlled by Dr. Frost and Dr. Jane Hsiao. Pursuant to the terms of a lease agreement, which is effective as of February 1, 2009, gross rent is $0.1 million per year for a one-year lease and was extended through February 1, 2011. From April 2008 through January 2009, we leased 20,000 square feet at the Hialeah Facility from a third party landlord pursuant to a lease agreement which contained an option to purchase the facility. We initially elected to exercise the option to purchase the Hialeah Facility in September 2008. Prior to closing, however, we assigned the right to purchase the Hialeah Facility to an entity controlled by Drs. Frost and Hsiao and leased a smaller portion of the facility as a result of several factors, including our inability to obtain outside financing for the purchase, current business needs, the reduced operating costs for the smaller space, and the minimization of risk and expense of unutilized space.

     On June 10, 2009, we entered into a stock purchase agreement with Sorrento, pursuant to which we invested $2.3 million in Sorrento. Refer to Note 2. In exchange for the investment, we acquired approximately one-third of the outstanding common shares of Sorrento and received a fully-paid, exclusive license to the Sorrento antibody library for the discovery and development of therapeutic antibodies in the field of ophthalmology. On September 21, 2009, Sorrento entered into a merger transaction with Quikbyte Software, Inc. Prior to the merger transaction, certain investors, including Dr. Frost and other members of OPKO management, made an investment in Quikbyte. Dr. Richard Lerner, a member of our Board of Directors, serves as a consultant and scientific advisory board member to Sorrento and owns less than one percent of its shares.
     On May 26, 2009, May 29, 2009, and June 1, 2009, we entered into stock purchase agreements with a total of seven accredited investors pursuant to which we agreed to sell an aggregate of 31 million shares of the Company’s Common Stock in exchange for $31 million. Under the terms of each investment, OPKO issued shares to the investors at a price of $1.00 per share. Refer to Note 6. Oracle Partners, LP and Vector Group Ltd. were among the investors in the transaction and purchased 4 million and 5 million shares of our Common Stock, respectively. At the time of the investment, Dr. Frost may also be deemed to beneficially own 11.5% of Vector Group Ltd.’s outstanding stock.
     On March 4, 2009, the Gamma Trust advanced $3.0 million to us under a Promissory Note we issued to the Gamma Trust, which was repaid in full on April 27, 2009, including interest of $48 thousand. Refer to Note 5.
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
     On September 19, 2007, we entered into an exclusive technology license agreement with Winston Laboratories, Inc. (“Winston”). On February 23, 2010, we provided Winston notice of termination of the license agreement, and the agreement terminated on May 24, 2010. Previously, members of the Frost Group beneficially owned approximately 30% of Winston Pharmaceuticals, Inc., and Dr. Uppaluri, our Chief Financial Officer, served as a member of Winston’s board. Effective May 19, 2010, the members of the Frost Group sold 100% of Winston’s capital stock beneficially owned by them (consisting of an aggregate of 18,399,271 outstanding shares of common stock and warrants to purchase an aggregate of 8,958,975 shares of common stock) to an entity whose members include Dr. Joel E. Bernstein, the President and Chief Executive Officer of Winston. As consideration for the sale, the Frost Group members received an aggregate of $789,500 in cash and non-recourse promissory notes in the aggregate principal amount of $10,263,500 (the “Promissory Notes”). Dr. Uppaluri resigned from the Winston board effective May 19, 2010. In connection with the license agreement, we reimbursed Winston $29 thousand, and $3 thousand in the years ended December 31, 2009 and 2008, respectively, for services provided by Winston personnel to assist us with the clinical program for the product we licensed.
     As part of the merger with Acuity Pharmaceuticals, Inc. (“Acuity”) in 2007, we assumed a line of credit with the Frost Group from Acuity and amended and restated that line of credit to increase borrowing availability. In connection with the increase of the borrowing availability, we issued 4,000,000 warrants to the Frost Group. Refer to Note 5.
     We reimburse Dr. Frost for Company-related use by Dr. Frost and our other executives of an airplane owned by a company that is beneficially owned by Dr. Frost. We reimburse Dr. Frost in an amount equal to the cost of a first class airline ticket between the travel cities for each executive, including Dr. Frost, traveling on the airplane for Company-related business. We do not reimburse Dr. Frost for personal use of the airplane by Dr. Frost or any other executive; nor do we pay for any other fixed or variable operating costs of the airplane. For the fiscal years ending December 31, 2010, 2009, and 2008, we reimbursed Dr. Frost approximately $46 thousand, $92 thousand, and $108 thousand, respectively, for Company-related travel by Dr. Frost and other OPKO executives.
     During the year ending December 31, 2008, we reimbursed SafeStitch Medical, Inc. (“SafeStitch”) approximately $49 thousand for time SafeStitch’s personnel spent assisting us with the implementation of certain quality and control standard operating procedures at our manufacturing facility in Toronto, Ontario. Dr. Hsiao serves as chairman of the board of directors for SafeStitch; Steven Rubin and Richard Pfenniger, each of whom are members of our board of directors, also serve on the board of directors of SafeStitch. We have not reimbursed SafeStitch any amounts in 2010 or 2009.
Note 12 Employee Benefit Plans
     Effective January 1, 2007, the OPKO Health Savings and Retirement Plan (“Plan”) permits employees to contribute up to 50% of qualified pre-tax annual compensation up to annual statutory limitations. The discretionary company match for employee contributions to the Plan is 100% of up to the first 4% of the participant’s earnings contributed to the Plan. Our matching contributions to the plan were approximately $0.2 million for each of the years ended December 31, 2010 and 2009.
Note 13 Commitments and Contingencies
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
     On May 6, 2008, we completed the acquisition of Vidus. Pursuant to a Securities Purchase Agreement with Vidus, each of its stockholders, and the holders of convertible promissory notes issued by Vidus, we acquired all of the outstanding stock and convertible debt of Vidus in exchange for (i) the issuance and delivery at closing of 658,080 shares of our Common Stock (the “Closing Shares”); (ii) the issuance of 488,420 shares of our Common Stock to be held in escrow pending the occurrence of certain development milestones (the “Milestone Shares”); and (iii) the issuance of options to acquire 200,000 shares of our Common Stock. Additionally, in the event that the stock price for our Common Stock at the time of receipt of approval or clearance by the U.S. Food & Drug Administration of a pre-market notification 510(k) relating to the Aquashunt™ is not at or above a specified price, we will be obligated to issue an additional 413,850 shares of our Common Stock.
     We are a party to other litigation in the ordinary course of business. We do not believe that any such litigation will have a material adverse effect on our business, financial condition, or results of operations.
     We expect to incur substantial losses as we continue the development of our product candidates, continue our other research and development activities, and establish a sales and marketing infrastructure in anticipation of the commercialization of our diagnostic and pharmaceutical product candidates. We currently have limited commercialization capabilities, and it is possible that we may never successfully commercialize any of our diagnostic and pharmaceutical product candidates. We do not currently generate revenue from any of our diagnostic and pharmaceutical product candidates. Our research and development activities are budgeted to expand over a period of time and will require further resources if we are to be successful. As a result, we believe that our operating losses are likely to be substantial over the next several years. We will need to obtain additional funds to further develop our research and development programs, and there can be no assurance that additional capital will be available to us on acceptable terms, or at all.

Note 14 Strategic Alliances
     We plan to develop a portfolio of product candidates through a combination of internal development and external partnerships. On December 10, 2010, we entered into a definitive agreement granting TESARO exclusive rights to the development, manufacture, commercialization and distribution of rolapitant and a related compound. Refer to Note 2. We have also completed strategic deals with the Trustees of the University of Pennsylvania, the University of Florida Research Foundation, the University of Texas Southwestern, and Academia Sinica, among others. In connection with these license agreements, upon the achievement of certain milestones we are obligated to make certain payments and upon sales of products developed under the license agreements, have royalty obligations. At this time, we are unable to estimate the timing and amounts of payments as the obligations are based on future development of the licensed products.
Note 15 Leases
     We conduct certain of our operations under operating lease agreements. Rent expense was approximately $1.0 million for the year ended December 31, 2010, and $0.7 million for the year ended December 31, 2009.
     As of December 31, 2010, the aggregate future minimum lease payments under all non-cancelable operating leases with initial or remaining lease terms in excess of one year are as follows:

Year Ending	(in thousands)
2011	$506
2012	270
2013	—
2014	—
2015	—

Total minimum lease commitments	$776

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

     Information regarding our operations and assets for the two segments and the unallocated corporate operations as well as geographic information are as follows:

	For the years ended December 31,
(in thousands)	2010	2009	2008
Product revenue
Pharmaceutical	$21,763	$4,418	$—
Instrumentation	8,386	8,729	9,440
Corporate	—	—	—

	$30,149	$13,147	$9,440

Operating income (loss)
Pharmaceutical	$373	$(11,920)	$(19,437)
Instrumentation	(5,971)	(6,843)	(9,704)
Corporate	(11,631)	(9,257)	(9,422)

	$(17,229)	$(28,020)	$(38,563)

Depreciation and amortization
Pharmaceutical	$2,082	$507	$29
Instrumentation	1,673	1,797	1,753
Corporate	115	53	41

	$3,870	$2,357	$1,823

Net loss of investees
Pharmaceutical	$(714)	$(353)	$—
Instrumentation	—	—	—
Corporate	—	—	—

	$(714)	$(353)	$—

Product revenue
United States	$827	$813	$112
Chile	17,977	4,418	—
Mexico	4,110	24	1
All others	7,235	7,892	9,327

	$30,149	$13,147	$9,440

	As of December 31,
	2010	2009
Assets
Pharmaceutical	$51,599	$28,813
Instrumentation	8,637	12,262
Corporate	17,610	46,355

	$77,846	$87,430

     During the year ended December 31, 2010, we also recorded $6.7 million of license revenue related to our license agreement with TESARO and is part of our pharmaceutical business.
     During the year ended December 31, 2010, one customer represented 13% of our total product revenue. During the year ended December 31, 2009, no customers represented greater than 10% of revenue. During the year ended December 31, 2008, four customers represented 18%, 17%, 13%, and 11%, respectively, of revenue. As of December 31, 2010, two customers represented 32% and 11% of our accounts receivable balance. As of December 31, 2009, two customers represented 32% and 19% of our accounts receivable balance.
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

     As of December 31, 2010, we held money market funds that qualify as cash equivalents and forward contracts for inventory purchases (Refer to Note 18) that are required to be measured at fair value on a recurring basis. Our other assets and liabilities carrying value approximate their fair value due to their short-term nature.
     Any future fluctuation in fair value related to these instruments that is judged to be temporary, including any recoveries of previous write-downs, would be recorded in accumulated other comprehensive income or loss. If we determine that any future valuation adjustment was other-than-temporary, we would record a charge to the consolidated statement of operations as appropriate.
     Our financial assets and liabilities measured at fair value on a recurring basis, are as follows:

Fair value measurements as of December 31, 2010
Quoted prices
	in active	Significant
	markets for	other	Significant
	identical	observable	unobservable
	assets	inputs	inputs
(in thousands)	(Level 1)	(Level 2)	(Level 3	Total
Assets:
Money market funds	$16,895	$—	$—	$16,885

Liabilities:
Forward contracts	$—	$689	$—	$689
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
     We record derivative financial instruments on our balance sheet at their fair value as an accrued expense and the changes in the fair value are recognized in income in other expense net when they occur, the only exception being derivatives that qualify as hedges. To qualify the derivative instrument as a hedge, we are required to meet strict hedge effectiveness and contemporaneous documentation requirements at the initiation of the hedge and assess the hedge effectiveness on an ongoing basis over the life of the hedge. At December 31, 2010, the forward contracts did not meet the documentation requirements to be designated as hedges. Accordingly, we recognize all changes in fair values in income.
     The outstanding contracts at the end of the year 2010 have been valued at fair value, and their maturity details are as follows:

(in thousands)		Fair value at
Days until maturity	Contract value	December 31, 2010	Effect on loss
0 to 30	$359	$386	$(27)
31 to 60	1,129	1,244	(115)
61 to 90	1,924	2,061	(137)
91 to 120	2,787	3,033	(246)
121 to 180	1,192	1,335	(143)
More than 180	379	400	(21)

Total	$7,770	$8,459	$(689)

Note 19 Selected Quarterly Financial Data (Unaudited)

	For the 2010 Quarters Ended
(in thousands)	March 31	June 30	September 30	December 31
Revenue	$7,922	$7,455	$7,599	$13,904
Gross margin	2,394	2,605	2,344	9,036
Net loss attributable to common shareholders	(5,346)	(6,876)	(8,010)	(1,318)
Basic and diluted loss per share	$(0.02)	$(0.03)	$(0.03)	$(0.01)

	For the 2009 Quarters Ended
(in thousands)	March 31	June 30	September 30	December 31
Revenue	$2,301	$2,347	$1,501	$6,998
Gross (deficit) margin	740	583	446	1,811
Net (loss) income attributable to common shareholders	(9,055)	(5,734)	(10,298)	(9,744)
Basic and diluted (loss) income per share	$(0.05)	$(0.03)	$(0.04)	$(0.04)
     Due to rounding, the quarterly per share amounts may not mathematically compute to the annual amount.
     On December 10, 2010, we licensed our rolapitant development program and as a result, recorded $6.7 million of revenue. Refer to Note 2. In addition, we acquired Exakta-OPKO on February 16, 2010. On October 7, 2009 we acquired OPKO Chile. The results of operations include the results of Exakta-OPKO and OPKO Chile after their acquisitions. Refer to Note 2. In the fourth quarter of 2009, we recorded a $1.1 million impairment charge related to goodwill associated with our instrumentation business. Refer to Note 2. In the quarter ended September 30, 2009, we recorded a $3.9 million preferred stock dividend related to a beneficial conversion feature of our Series D Preferred Stock. Refer to Note 6.
Note 20 Subsequent Events
     On March 14, 2011, we issued 27,000,000 shares of our Common Stock in a public offering at a price of $3.75 per share. The net proceeds received were approximately $96.4 million after deducting the underwriters discounts and commissions and other estimated offering expenses. We also granted the underwriters a 30-day option to purchase up to an additional 4,050,000 shares of our Common Stock to cover overallotments, if any. On March 15, 2011, representatives for the underwriters provided us notice that the underwriters exercised a portion of their 4,050,000 share over-allotment option for 2,397,029 additional shares of our Common Stock. As part of the offering, Frost Gamma Investments Trust, of which Phillip Frost is the sole trustee, and Hsu Gamma Investment, L.P., of which Jane Hsiao, the Company’s Vice Chairman and Chief Technical Officer, serves as the general partner, purchased an aggregate of 3,733,000 shares of our Common Stock at the public offering price. Jefferies & Company, Inc. and J.P. Morgan Securities LLC acted as joint book-running managers for the offering. UBS Investment Bank and Lazard Capital Markets LLC acted as co-lead managers for the offering and Ladenburg Thalmann & Co. Inc., a subsidiary of Ladenburg Thalmann Financial Services Inc., acted as co-manager for the offering. Dr. Frost is the Chairman of the Board of Directors and principal shareholder of Ladenburg Thalmann Financial Services Inc.
     On February 22, 2011, we entered into Amendment No. 2 (the “Amendment”) to our Credit Agreement, dated March 27, 2007, as amended, with the Frost Group (the “Credit Agreement”). The Amendment renewed the Company’s $12.0 million line of credit with the Frost Group. The line of credit, which previously expired on January 11, 2011, was renewed until March 31, 2012 on substantially the same terms as in effect at the time of expiration. We are obligated to pay interest upon maturity, compounded quarterly, on outstanding borrowings under the line of credit at an 11% annual rate.
     On January 28, 2011, we entered into a definitive agreement (the “CURNA Merger Agreement”) with CURNA, Inc., (“CURNA”) and each of CURNA’s shareholders and optionholders, pursuant to which we agreed to acquire all of the outstanding stock of CURNA in exchange for $10 million in cash. CURNA was a privately held company based in Jupiter, Florida, engaged in the discovery of new drugs for the treatment of a wide variety of illnesses, including cancer, heart disease, metabolic disorders and a range of genetic anomalies. Closing of the transaction occurred on January 31, 2011.
     We have reviewed all subsequent events and transactions that occurred after the date of our December 31, 2010 consolidated balance sheet date, through the time of filing this Annual Report on Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
     None.
ITEM 9A. CONTROLS AND PROCEDURES.
Disclosure Controls and Procedures
     The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Securities and Exchange Commission (“SEC”) Rule 13a-15(e) as of December 31, 2010. Based on that evaluation, CEO and CFO have concluded that the Company’s disclosure controls and procedures are effective to ensure that information the Company is required to disclose in reports that it files or submits under the Securities Exchange Act is accumulated and communicated to management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.
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
     Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2010, based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
     Based on our evaluation under the framework in Internal Control — Integrated Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2010.
     The effectiveness of the Company’s internal control over financial reporting as of December 31, 2010 has been audited by Ernst & Young LLP, our independent registered public accounting firm, who also audited our consolidated financial statements included in this Annual Report on Form 10-K, as stated in their report which appears with our accompanying consolidated financial statements.
Changes to the Company’s Internal Control Over Financial Reporting
     As part of the Company’s September 30, 2010 close process, the Company identified that it had not properly accounted for a beneficial conversion feature on, and the classification of convertible preferred stock. As a result, the Company has implemented additional controls and procedures over financial reporting including adding additional review procedures on its complex accounting issues. In addition, in connection with our acquisitions of Exakta-OPKO and OPKO Chile, we continue to implement a new accounting system, as well as standards and procedures, upgrading and establishing controls over accounting systems and adding employees who are trained and experienced in the preparation of financial statements in accordance with U.S. GAAP to ensure that we have appropriate internal control over financial reporting at Exakta-OPKO and OPKO Chile. Other than as set forth above with respect to Exakta-OPKO and OPKO Chile and the additional review procedures of complex accounting issues, there have been no changes to the Company’s internal control over financial reporting that occurred during the Company’s fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
ITEM 9B. OTHER INFORMATION.
     None.

PART III
     The information required in Items 10 (Directors, Executive Officers and Corporate Governance), Item 11 (Executive Compensation), Item 12 (Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters), Item 13 (Certain Relationships and Related Transactions, and Director Independence), and Item 14 (Principal Accounting Fees and Services) is incorporated by reference to the Company’s definitive proxy statement for the 2011 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of December 31, 2010.

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a) (1)	Financial Statements: See Part II, Item 8 of this report.

(2)	We filed our consolidated financial statements in Item 8 of Part II. Additionally, the financial statement schedule entitled “Schedule II – Valuation and Qualifying Accounts” has been omitted since the information required is included in the consolidated financial statements and notes thereto.

(3)	Exhibits: See below.

Exhibit
Number	Description

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

2.3(11)
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

10.20(8)	Stock Purchase Agreement, dated June 10, 2009, by and among the Company and Sorrento Therapeutics, Inc.

10.21(9)	Form of Securities Purchase Agreement Series D Preferred Stock.

10.22(10)*	Form of Restricted Share Award Agreement (Director).

10.23(10)	Cocrystal Discovery, Inc. Agreements.

10.24(13)	Stock Purchase Agreement, dated October 1, 2009, by and among the OPKO Chile Limitada and Inversones OPKO Limitada, subsidiaries of the Company, and the Sellers named therein.

10.25+(12)	Asset Purchase Agreement, dated October 12, 2009, by and between the Company and Schering Corporation.

10.26(12)	Letter Agreement, dated June 29, 2010, by and between the Company and Schering Corporation.

10.27+	Exclusive License Agreement by and between the Company and TESARO, Inc. dated December 10, 2010.

21	Subsidiaries of the Company.

23.1	Consent of Ernst & Young LLP.

31.1	Certification by Phillip Frost, Chief Executive Officer, pursuant to Exchange Act Rules 13a-14 and 15d-14.

Exhibit
Number	Description

31.2	Certification by Rao Uppaluri, Chief Financial Officer, pursuant to Exchange Act Rules 13a-14 and 15d-14.

32.1	Certification by Phillip Frost, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Rao Uppaluri, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Denotes management contract or compensatory plan or arrangement.

+	Certain confidential material contained in the document has been omitted and filed separately with the Securities and Exchange Commission.

(1)	Filed with the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 2, 2007, and incorporated herein by reference.

(2)	Filed with the Company’s Current Report on Form 8-A filed with the Securities and Exchange Commission on June 11, 2007, and incorporated herein by reference.

(3)	Filed with the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2007 for the Company’s three-month period ended September 30, 2007, and incorporated herein by reference.

(4)	Filed with the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2008 and incorporated herein by reference.

(5)	Filed with the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 8, 2008 for the Company’s three-month period ended June 30, 2008, and incorporated herein by reference.

(6)	Filed with the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 12, 2008 for the Company’s three-month period ended September 30, 2008, and incorporated herein by reference.

(7)	Filed with the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 8, 2009 for the Company’s three-month period ended March 31, 2009, and incorporated herein by reference.

(8)	Filed with the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 7, 2009 for the Company’s three-month period ended June 30, 2009, and incorporated herein by reference.

(9)	Filed with the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 24, 2009, and incorporated herein by reference.

(10)	Filed with the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 9, 2009 for the Company’s three-month period ended September 30, 2009, and incorporated herein by reference.

(11)	Filed with the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 10, 2010 for the Company’s three-month period ended March 31, 2010, and incorporated herein by reference.

(12)	Filed with the Company’s Amendment to Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 3, 2011.

(13)	Filed with the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 17, 2010.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OPKO HEALTH, INC.

By:	/s/ Phillip Frost, M.D.
Phillip Frost, M.D.
Chairman of the Board and
Chief Executive Officer
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Dr. Phillip Frost, M.D. Dr. Phillip Frost, M.D.	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 16, 2011

/s/ Dr. Jane H. Hsiao Dr. Jane H. Hsiao	Vice Chairman and Chief Technical Officer	March 16, 2011

/s/ Steven D. Rubin Steven D. Rubin	Director and Executive Vice President — Administration	March 16, 2011

/s/ Rao Uppaluri Rao Uppaluri	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	March 16, 2011

/s/ Adam Logal Adam Logal	Executive Director of Finance, Chief Accounting Officer and Treasurer (Principal Accounting Officer)	March 16, 2011

/s/ Robert Baron Robert Baron	Director	March 16, 2011

/s/ Thomas E. Beier Thomas E. Beier	Director	March 16, 2011

/s/ Pascal J. Goldschmidt, M.D. Pascal J. Goldschmidt, M.D.	Director	March 16, 2011

/s/ Richard A. Lerner, M.D. Richard A. Lerner, M.D.	Director	March 16, 2011

/s/ John A. Paganelli John A. Paganelli	Director	March 16, 2011

/s/ Richard C. Pfenniger, Jr. Richard C. Pfenniger, Jr.	Director	March 16, 2011

/s/ Alice Lin-Tsing Yu, M.D., Ph.D. Alice Lin-Tsing Yu, M.D., Ph.D.	Director	March 16, 2011

EXHIBIT INDEX

Exhibit
Number	Description
10.27+	Exclusive License Agreement by and between the Company and TESARO, Inc. dated December 10, 2010.

21	Subsidiaries of the Company.

23.1	Consent of Ernst & Young LLP.

31.1	Certification by Phillip Frost, Chief Executive Officer, pursuant to Exchange Act Rules 13a-14 and 15d-14.

31.2	Certification by Rao Uppaluri, Chief Financial Officer, pursuant to Exchange Act Rules 13a-14 and 15d-14.

32.1	Certification by Phillip Frost, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Rao Uppaluri, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Certain confidential material contained in the document has been omitted and filed separately with the Securities and Exchange Commission.