Form 10-Q
period 2011-03-31
Opko Health, Inc.
filed 2011-05-10
CIK 944809

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011.
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): YES ☐ NO ☑
As of May 1, 2011, the registrant had 285,060,055 shares of common stock outstanding.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
     This Quarterly Report on Form 10-Q contains “forward-looking statements,” as that term is defined under the Private Securities Litigation Reform Act of 1995, or PSLRA, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements include statements about our expectations, beliefs or intentions regarding our product development efforts, business, financial condition, results of operations, strategies or prospects. You can identify forward-looking statements by the fact that these statements do not relate strictly to historical or current matters. Rather, forward-looking statements relate to anticipated or expected events, activities, trends or results as of the date they are made. Because forward-looking statements relate to matters that have not yet occurred, these statements are inherently subject to risks and uncertainties that could cause our actual results to differ materially from any future results expressed or implied by the forward-looking statements. Many factors could cause our actual activities or results to differ materially from the activities and results anticipated in forward-looking statements. These factors include those described below and in “Item 1A-Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2010, and described from time to time in our reports filed with the Securities and Exchange Commission. Except as required by law, we do not undertake any obligation to update forward-looking statements. We intend that all forward-looking statements be subject to the safe-harbor provisions of the PSLRA. These forward-looking statements are only predictions and reflect our views as of the date they are made with respect to future events and financial performance.
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
Item 1. Financial Statements
OPKO Health, Inc. and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited) (in thousands except share data)

	March 31, 2011	December 31, 2010
ASSETS
Current assets
Cash and cash equivalents	$47,879	$18,016
Marketable securities	59,983	—
Accounts receivable, net	14,001	13,317
Inventory, net	18,137	19,957
Prepaid expenses and other current assets	2,785	2,782

Total current assets	142,785	54,072
Property and equipment, net	2,771	2,729
Intangible assets, net	19,355	9,964
Goodwill	6,672	5,856
Investments	4,691	5,114
Other assets	33	111

Total assets	$176,307	$77,846

LIABILITIES, SERIES D PREFERRED STOCK, AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$4,574	$7,170
Accrued expenses	5,557	5,739
Current portion of lines of credit	14,552	14,690

Total current liabilities	24,683	27,599
Long-term liabilities	1,883	1,067

Total liabilities	26,566	28,666

Commitments and contingencies

Series D preferred stock — $0.01 par value, 2,000,000 shares authorized; 1,209,677 and 1,209,677 shares issued and outstanding (liquidation value of $33,613 and $33,013) at March 31, 2011 and December 31, 2010, respectively	26,128	26,128

Shareholders’ equity
Series A Preferred stock — $0.01 par value, 4,000,000 shares authorized; 722,700 and 897,439 shares issued and outstanding (liquidation value of $2,076 and $2,468) at March 31, 2011 and December 31, 2010, respectively	7	9
Series C Preferred Stock — $0.01 par value, 500,000 shares authorized; No shares issued or outstanding	—	—

Common Stock — $0.01 par value, 500,000,000 shares authorized; 285,042,867 and 255,412,706 shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively	2,850	2,554
Treasury stock - 45,154 shares at March 31, 2011 and December 31, 2010	(61)	(61)
Additional paid-in capital	482,521	376,008
Accumulated other comprehensive income	2,424	2,921
Accumulated deficit	(364,128)	(358,379)

Total shareholders’ equity	123,613	23,052

Total liabilities, Series D Preferred Stock, and shareholders’ equity	$176,307	$77,846

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

OPKO Health, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except share data)

	For the three months ended March 31,
	2011	2010
Revenue
Product sales	$8,635	$7,922
Other revenue	13	—

Total revenue	8,648	7,922
Cost of goods sold, excluding amortization of intangible assets	5,623	5,528

Gross margin, excluding amortization of intangible assets	3,025	2,394

Operating expenses
Selling, general and administrative	5,586	4,243
Research and development	1,645	1,328
Other operating expenses, principally amortization of intangible assets	880	889

Total operating expenses	8,111	6,460

Operating loss	(5,086)	(4,066)
Other income (expense), net	38	(340)

Loss before income taxes and investment losses	(5,048)	(4,406)
Income tax provision	233	47

Loss before investment losses	(5,281)	(4,453)
Loss from investments in investees	(423)	(231)

Net loss	(5,704)	(4,684)
Preferred stock dividend	(645)	(662)

Net loss attributable to common shareholders	$(6,349)	$(5,346)

Loss per share, basic and diluted	$(0.02)	$(0.02)

Weighted average number of common shares outstanding, basic and diluted	261,042,274	254,452,451
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

OPKO Health, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	For the three months ended March 31,
	2011	2010
Cash flows from operating activities
Net loss	$(5,704)	$(4,684)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	997	971
Accretion of debt discount related to notes payable	2	60
Equity-based compensation — employees and non-employees	1,754	1,205
Loss from investments in investees	423	231
Provision for (recovery of) bad debt	28	(10)
Provision for (reversal of) inventory reserves	62	(63)
Changes in:
Accounts receivable	(598)	(1,668)
Inventory	1,391	885
Prepaid expenses and other current assets	(379)	(272)
Other assets	80	103
Accounts payable	(2,487)	513
Accrued expenses	(254)	50

Net cash used in operating activities	(4,685)	(2,679)

Cash flows from investing activity
Acquisition of businesses, net of cash	(10,538)	(1,447)
Purchase of marketable securities	(59,983)	(4,999)
Capital expenditures	(108)	(203)

Net cash used in investing activity	(70,629)	(6,649)

Cash flows from financing activities:
Issuance of common stock, including related parties, net	104,828	—
Borrowing under lines of credit	3,027	1,165
Repayments under lines of credit	(2,827)	(821)
Proceeds from the exercise of stock options and warrants	135	2
Repayments of notes payable and capital lease obligations	—	(2)

Net cash provided by financing activities	105,163	344
Effect of exchange rate changes on cash and cash equivalents	14	—

Net increase (decrease) in cash and cash equivalents	29,863	(8,984)
Cash and cash equivalents at beginning of period	18,016	42,658

Cash and cash equivalents at end of period	$47,879	$33,674

SUPPLEMENTAL INFORMATION
Interest paid	$65	$46
Issuance of capital stock to acquire Exakta-OPKO	$—	$1,999
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

OPKO Health, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
NOTE 1 BUSINESS AND ORGANZATION
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
NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     Basis of presentation. The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and notes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) considered necessary to present fairly the Company’s results of operations, financial position and cash flows have been made. The results of operations and cash flows for the three months ended March 31, 2011, are not necessarily indicative of the results of operations and cash flows that may be reported for the remainder of 2011 or for future periods. The unaudited condensed consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2010.
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
     Cash and Cash Equivalents. Cash and cash equivalents consist of short-term, interest-bearing instruments with original maturities of 90 days or less at the date of purchase. We also consider all highly liquid investments with original maturities at the date of purchase of 90 days or less as cash equivalents. These investments include money markets, bank deposits, and U.S. treasury securities.
     Marketable securities. Investments with original maturities of greater than 90 days and remaining maturities of less than one year are classified as marketable securities. Marketable securities include U.S. treasury securities. Unrealized gains and temporary losses on investments are included in accumulated other comprehensive income (loss) as a separate component of stockholders’ equity. Realized gains and losses, dividends, interest income, and declines in value judged to be other-than-temporary credit losses are included in other income (expense). Amortization of any premium or discount arising at purchase is included in interest income.
     Comprehensive loss. Our comprehensive loss for the three months ended March 31, 2011 was $6.2 million and includes our net loss and the cumulative translation adjustment, net, for the translation of our subsidiaries in Chile and Mexico. Comprehensive loss for the three months ended March 31, 2010 was $5.0 million and includes our net loss for the three months and the cumulative translation adjustment, net, for the translation of the results of our subsidiaries in Chile and Mexico.

     Revenue recognition. Generally, we recognize revenue from product sales when goods are shipped and title and risk of loss transfer to our customers. Certain of our instrumentation products are sold directly to end-users and require that we deliver, install and train the staff at the end-users’ facility. As a result, we do not recognize revenue until the product is delivered, installed and training has occurred for instrumentation products sold to end-users.
     Other revenues include revenue related to upfront license payments, license fees and milestone payments received through our license, collaboration and commercialization agreements. We analyze our multiple-element arrangements to determine whether the elements can be separated and accounted for individually as separate units of accounting.
     Non-refundable license fees for the out-license of our technology are recognized depending on the provisions of each agreement. We recognize non-refundable upfront license payments as revenue upon receipt if the license has standalone value and the fair value of our undelivered obligations, if any, can be determined. If the license is considered to have standalone value but the fair value of any of the undelivered items cannot be determined, the license payments are recognized as revenue over the period of our performance for such undelivered items or services. License fees with ongoing involvement or performance obligations are recorded as deferred revenue once received and generally are recognized ratably over the period of such performance obligation only after both the license period has commenced and we have delivered the technology. Our assessment of our obligations and related performance periods requires significant management judgment. If an agreement contains research and development obligations, the relevant time period for the research and development phase is based on management estimates and could vary depending on the outcome of clinical trials and the regulatory approval process. Such changes could materially impact the revenue recognized, and as a result, management reviews the estimates related to the relevant time period of research and development on a quarterly basis.
     Revenue from milestone payments related to arrangements under which we have continuing performance obligations are recognized as revenue upon achievement of the milestone only if all of the following conditions are met: the milestone payments are non-refundable; there was substantive uncertainty at the date of entering into the arrangement that the milestone would be achieved; the milestone is commensurate with either the vendor’s performance to achieve the milestone or the enhancement of the value of the delivered item by the vendor; the milestone relates solely to past performance; and the amount of the milestone is reasonable in relation to the effort expended or the risk associated with the achievement of the milestone. If any of these conditions are not met, the milestone payments are not considered to be substantive and are, therefore, deferred and recognized as revenue over the term of the arrangement as we complete our performance obligations.
     Total deferred revenue related to other revenues was $0.2 million and $0.2 million at March 31, 2011 and December 31, 2010, respectively.
     Derivative financial instruments. We record derivative financial instruments on our balance sheet at their fair value and the changes in the fair value are recognized in income when they occur, the only exception being derivatives that qualify as hedges. To qualify the derivative instrument as a hedge, we are required to meet strict hedge effectiveness and contemporaneous documentation requirements at the initiation of the hedge and assess the hedge effectiveness on an ongoing basis over the life of the hedge. At March 31, 2011 and December 31, 2010, our forward contracts for inventory purchases did not meet the documentation requirements to be designated as hedges. Accordingly, we recognize all changes in fair values in income. Refer to Note 7.
     Product warranties. Product warranty expense is recorded concurrently with the recording of revenue for product sales. The costs of warranties are accounted for as a component of cost of sales. We estimate warranty costs based on our estimated historical experience and adjust for any known product reliability issues.
     Allowance for doubtful accounts. We analyze accounts receivable and historical bad debt levels, customer credit worthiness and current economic trends when evaluating the adequacy of the allowance for doubtful accounts using the specific identification method. Our reported net loss is directly affected by our estimate of the collectability of accounts receivable. Estimated allowances for sales returns are based upon our history of product returns. The amount of allowance for doubtful accounts was $1.2 million at March 31, 2011 and December 31, 2010.
     Segment reporting. Our chief operating decision-maker (“CODM”) is comprised of our executive management with the oversight of our board of directors. Our CODM review our operating results and operating plans and make resource allocation decisions on a company-wide or aggregate basis. Accordingly, we have aggregated our three operating segments, instrumentation, pharmaceutical operating business and pharmaceutical research and development activities into two reporting segments, instrumentation and pharmaceutical as we expect the businesses to have similar long-term economic characteristics.
     Equity-based compensation. We measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is recognized in the statement of operations over the period during which an employee is required to provide service in exchange for the award. We record excess tax benefits, realized from the exercise of stock options as a financing cash inflow rather than as a reduction of taxes paid in cash flow from operations. Equity-based compensation arrangements to non-employees are recorded at their fair value on the measurement date. The measurement of equity-based compensation is subject to periodic adjustment as the underlying equity instruments vest. During the three months ended March 31, 2011 and 2010, we recorded $1.8 million and $1.2 million, respectively, of equity-based compensation expense.
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
     In December 2010, the FASB issued an amendment to the accounting for goodwill impairment tests. The amendment modifies Step 1 of the impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The qualitative factors are consistent with the existing guidance. The amendment is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. The adoption of this amendment did not have a material impact on our results of operations or financial condition.
     In December 2010, the FASB issued an amendment to the accounting for annual excise taxes paid to the federal government by pharmaceutical manufacturers under health care reform. The liability for the fee should be estimated and recorded in full upon the first qualifying branded prescription drug sale with a corresponding deferred cost that is amortized to expense using a straight-line method of allocation unless another method better allocates the fee over the calendar year that it is payable. The amendment is effective for calendar years beginning after December 31, 2010, when the fee initially becomes effective. As we currently do not manufacture pharmaceutical products in the United States, we do not expect the adoption of this amendment to have a material impact on our results of operations or financial condition.
     In March 2010, the FASB reached a consensus to issue an amendment to the accounting for revenue arrangements under which a vendor satisfies its performance obligations to a customer over a period of time, when the deliverable or unit of accounting is not within the scope of other authoritative literature, and when the arrangement consideration is contingent upon the achievement of a milestone. The amendment defines a milestone and clarifies whether an entity may recognize consideration earned from the achievement of a milestone in the period in which the milestone is achieved. This amendment is effective for fiscal years beginning on or after June 15, 2010, with early adoption permitted. We adopted this amendment prospectively for milestones achieved after January 1, 2011. This amendment did not have a material impact on our results of operation or financial condition.
     In October 2009, the FASB issued an amendment to the accounting for multiple-deliverable revenue arrangements. This amendment provides guidance on whether multiple deliverables exist, how the arrangements should be separated, and how the consideration paid should be allocated. As a result of this amendment, entities may be able to separate multiple-deliverable arrangements in more circumstances than under existing accounting guidance. This guidance amends the requirement to establish the fair value of undelivered products and services based on objective evidence and instead provides for separate revenue recognition based upon management’s best estimate of the selling price for an undelivered item when there is no other means to determine the fair value of that undelivered item. The existing guidance previously required that the fair value of the undelivered item reflect the price of the item either sold in a separate transaction between unrelated third parties or the price charged for each item when the item is sold separately by the vendor. If the fair value of all of the elements in the arrangement was not determinable, then revenue was deferred until all of the items were delivered or fair value was determined. We adopted this amendment prospectively for revenue arrangements entered into or materially modified after January 1, 2011. This amendment did not have a material impact on our results of operation or financial condition.
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
     A total of 28,506,408 and 19,071,146 potential common shares have been excluded from the calculation of net loss per share for the three months ended March 31, 2011 and 2010, respectively, because their inclusion would be anti-dilutive. As of March 31, 2011, the holders of our Series A Preferred Stock and Series D Preferred Stock could convert their Preferred Shares into approximately 830,511 and 13,553,759 shares of our Common Stock, respectively.
NOTE 4 COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS

	March 31,	December 31,
(in thousands)	2011	2010
Accounts receivable, net:
Accounts receivable	$15,184	$14,482
Less allowance for doubtful accounts	(1,183)	(1,165)

	$14,001	$13,317

Inventories, net:
Raw materials (components)	$4,784	$4,868
Work-in process	1,222	889
Finished products	12,634	14,632
Less inventory reserve	(503)	(432)

	$18,137	$19,957

Intangible assets, net:
Customer relationships	$7,506	$7,719
Technology	14,597	4,597
Product registrations	4,232	4,227
Tradename	662	666
Covenants not to compete	387	349
Other	297	7
Less accumulated amortization	(8,326)	(7,601)

	$19,355	$9,964

The change in value of the intangible assets include the foreign currency fluctuation between the Chilean and Mexican pesos against the US dollar at March 31, 2011 and December 31, 2010. The increase in technology and other reflects the acquisition of CURNA, Inc. Refer to Note 5.
NOTE 5 ACQUISITIONS, INVESTMENTS, AND LICENSES
CURNA acquisition
     In January 2011, we acquired all of the outstanding stock of CURNA, Inc., (“CURNA”) in exchange for $10.0 million in cash, plus $0.6 million in liabilities, of which, $0.5 million was paid at closing. In addition to the cash consideration, we have agreed to pay to the CURNA sellers a portion of any consideration we receive in connection with certain license, partnership or collaboration agreements we may enter into with third parties in the future relating to the CURNA technology, including, license fees, upfront payments, royalties and milestone payments. As a result, we recorded $0.6 million, as contingent consideration for the future consideration.

We will evaluate the contingent consideration on an ongoing basis and the changes in fair value will be recognized in earnings until the contingencies are resolved. CURNA was a privately held company based in Jupiter, Florida, engaged in the discovery of new drugs for the treatment of a wide variety of illnesses, including cancer, heart disease, metabolic disorders and a range of genetic anomalies.
     The following table reflects the estimated fair value of the net assets acquired at the date of acquisition:

(in thousands)
Current assets (including cash of $5)	$38
Fixed assets	21
Intangible assets
Technology	10,000
Patents	290

Total intangible assets	10,290
Goodwill	828
Accounts payable and accrued expenses	(54)
Contingent consideration	(580)

Total purchase price	$10,543

     We believe the estimated fair values assigned to the CURNA assets acquired and liabilities assumed are based on reasonable assumptions. However, the fair value estimates for the purchase price allocation may change during the allowable allocation period, which is up to one year from the acquisition date, if additional information becomes available that would require changes to our estimates.
     Exakta-OPKO acquisition
     In February 2010, we acquired Exakta-OPKO (previously known as Pharmacos Exakta S.A. de C.V.), a privately-owned Mexican company engaged in the manufacture, marketing and distribution of ophthalmic and other pharmaceutical products for government and private markets since 1957. Pursuant to a purchase agreement we acquired all of the outstanding stock of Exakta-OPKO and real property owned by an affiliate of Exakta-OPKO for a total aggregate purchase price of $3.5 million, of which an aggregate of $1.5 million was paid in cash and $2.0 million was paid in shares of our Common Stock, par value $.01. In September 2010, we reduced the consideration paid by $0.1 million in working capital adjustments per the purchase agreement. The number of shares to be issued was determined by the average closing price of our Common Stock as reported on the NYSE Amex for the ten trading days ending on February 12, 2010. A total of 1,371,428 shares of our Common Stock were issued in the transaction which were valued at $2.0 million due to trading restrictions. A portion of the proceeds will remain in escrow for a period of time to satisfy indemnification claims.
     Investments
     In November 2010, we made an investment in Fabrus, LLC (“Fabrus”), a privately held early stage biotechnology company with next generation therapeutic antibody drug discovery and development capabilities. Fabrus is using its proprietary antibody screening and engineering approach to discover promising lead compounds against several important oncology targets. As of March 31, 2011, we hold approximately 13% of Fabrus’ outstanding membership interests on a fully diluted basis. Our investment was part of a $2.1 million financing for Fabrus and included other related parties. Refer to Note 8.
     Effective September 21, 2009, we entered into an agreement pursuant to which we invested $2.5 million in cash in Cocrystal Discovery, Inc., a privately held biopharmaceutical company (“Cocrystal”). Cocrystal is focused on the discovery and development of novel antiviral drugs using a combination of protein structure-based approaches. As of March 31, 2011 we hold approximately 16% of Cocrystal on a fully diluted basis. Refer to Note 8.
     On June 10, 2009, we entered into a stock purchase agreement with Sorrento Therapeutics, Inc. (“Sorrento”), a publicly held company with a technology for generating fully human monoclonal antibodies, pursuant to which we invested $2.3 million in Sorrento. OPKO owns approximately 59,015,257 shares of Sorrento Common Stock, or approximately 23% of Sorrento’s total outstanding common stock at March 31, 2011. The closing stock price for Sorrento’s common stock, a thinly traded stock, as quoted on the over-the-counter markets was $0.30 per share on March 31, 2011. Refer to Note 8.

     Rolapitant license
     In December 2010, we entered into a license agreement (the “TESARO License”) with TESARO, Inc. (“TESARO”) granting TESARO exclusive rights to the development, manufacture, commercialization and distribution of rolapitant and a related compound. Under the terms of the TESARO License, we are eligible for payments of up to $121.0 million, including an up-front payment of $6.0 million, which was received in December 2010, and additional payments based upon achievement of specified regulatory and commercialization milestones. In addition, TESARO will pay us double digit tiered royalties on sales of licensed product. We will share future profits from the commercialization of licensed products in Japan with TESARO and we will have an option to market the products in Latin America. In connection with the TESARO License, we also acquired an equity position in TESARO. We recorded the equity position at $0.7 million, the estimated fair value based on a discounted cash flow model.
     In accounting for the license of rolapitant to TESARO, we determined that we did not have any continuing involvement in the development of rolapitant or any other future performance obligations and, as a result, recognized the $6.0 million up-front payment and the $0.7 million equity position as license revenue during the year ended December 31, 2010.
     Pursuant to an asset purchase agreement with Schering-Plough Corporation (“Schering”), we acquired rolapitant and other assets relating to Schering’s neurokinin-1 (“NK-1”) receptor antagonist program on October 12, 2009 (the “Schering Agreement”). Under the terms of the Schering Agreement, we paid Schering $2.0 million in cash upon closing and agreed to pay up to an additional $27.0 million upon certain development milestones. Rolapitant, the lead product in the NK-1 program, successfully completed Phase II clinical testing for prevention of nausea and vomiting related to cancer chemotherapy and surgery, and other indications. Development of rolapitant and the other assets had been stopped at the time of our acquisition and there were no ongoing clinical trials. We recorded $2.0 million as in-process research and development expense upon our acquisition.
     Variable interest entities
     We have determined that we hold variable interests (“VIE”) in three entities, TESARO, Fabrus and CoCrystal. We made this determination as a result of our assessment that they do not have sufficient resources to carry out their principal activities without additional subordinated financial support.
     In order to determine the primary beneficiary of Cocrystal and Fabrus, we evaluated our investment as well as our investment combined with a related party group to identify who had the most power to control each entity and who received the largest benefits (or absorbed the most losses) from each entity. The related party group when considering our investment in Cocrystal includes OPKO and the Frost Group, LLC (the “Frost Group”). The Frost Group members include Frost Gamma Investments Trust, of which Phillip Frost, MD, our Chairman of our Board of Directors and Chief Executive Officer, is the sole trustee (the “Gamma Trust”), Dr. Jane H. Hsiao, who is the Vice Chairman of the board of directors and Chief Technical Officer, Steven D. Rubin who is Executive Vice President — Administration and a director of the Company and Rao Uppaluri who is the Chief Financial Officer of the Company. As of March 31, 2011 we own approximately 16% of Cocrystal and members of the Frost Group own approximately 42% of Cocrystal’s voting stock on an as converted basis, including 39% held by the Gamma Trust. Dr. Frost, Mr. Rubin, and Dr. Hsiao currently serve on the Board of Directors of Cocrystal and represent 50% of its board. The Gamma Trust can significantly influence Cocrystal through its board representation and voting power. As such, we have determined that the Gamma Trust is the primary beneficiary within the related party group.
     The related party group when considering our investment in Fabrus includes OPKO and the Gamma Trust, Hsu Gamma Investment, L.P., of which Jane Hsiao is the general partner (“Hsu Gamma”), and the Richard Lerner Family Trust. Dr.’s Frost, Hsiao and Lerner are all members of our Board of Directors. As of March 31, 2011, we own approximately 13% of Fabrus and Drs. Frost, Hsiao and Lerner own 24% of Fabrus’ voting stock on an as converted basis, including 16% held by the Gamma Trust. Drs. Frost and Hsiao currently serve on the Board of Managers of Fabrus and represent 40% of its board. The Gamma Trust can significantly influence the success of Fabrus through its board representation and voting power. As such, we have determined that the Gamma Trust is the primary beneficiary within the related party group. Because we have the ability to exercise significant influence over Cocrystal’s and Fabrus’ operations through our related party affiliates, we account for our investments in Cocrystal and Fabrus, under the equity method.
     In order to determine the primary beneficiary of TESARO, we evaluated the power and benefits held by its equity holders. On an as converted basis, we hold an equity interest of approximately 6% of TESARO as of

March 31, 2011. The decrease in our ownership percentage on an as converted basis from 9% at December 31, 2010 is a result of TESARO issuing additional equity securities during the three months ended March 31, 2011. As of March 31, 2011, we determined that despite the issuance of additional equity securities, TESARO does not have sufficient resources to carry out its principal activities without additional subordinated financial support. In addition, we do not hold any seats on the Board of Directors and we do not have any management positions. The largest equity holder owns approximately 68% of TESARO on an as converted basis and is represented by two members of TESARO’s board of directors. As a result of that equity holder having the power to influence TESARO and being entitled to the largest share of the benefits of TESARO, we determined such holder is the primary beneficiary of TESARO. Because we do not have the ability to exercise significant influence over TESARO’s operations, we account for TESARO under the cost method of accounting.
     We have not provided financial or other support to the variable interest entities other than those associated with our original investments in Cocrystal and Fabrus or those associated with our TESARO License and we are not obligated to provide ongoing financial support to them.
     The following table reflects our maximum exposure to each of our investments:

Investee name	(in thousands)	Accounting method

Sorrento	$2,300	Equity method
Cocrystal	2,500	VIE, equity method
Fabrus	650	VIE, equity method
TESARO	731	VIE, cost method
Less accumulated losses in investees	(1,490)

Total	$4,691

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
     As of March 31, 2011, we held money market funds and treasury securities that qualify as cash equivalents, marketable securities that consist of treasury securities, forward contracts for inventory purchases (Refer to Note 7) and contingent consideration related to the acquisition of CURNA (Refer to Note 5) that are required to be measured at fair value on a recurring basis. As of March 31, 2011, we held money market funds and treasury securities totaling $46.9 million, including treasury securities maturing June 9, 2011 and June 23, 2011, that qualify as cash equivalents as well as marketable securities which were comprised entirely of treasury securities totaling $60.0 million, maturing June 30, 2011, July 14, 2011, and July 21, 2011, that are required to be measured at fair value on a recurring basis. The $85.0 million of treasury securities are recorded at amortized cost, which reflects their approximate fair value. Our other assets and liabilities carrying value approximate their fair value due to their short-term nature.
     Any future fluctuation in fair value related to these instruments that is judged to be temporary, including any recoveries of previous write-downs, would be recorded in accumulated other comprehensive income or loss. If we determine that any future valuation adjustment was other-than-temporary, we would record a charge to the consolidated statement of operations as appropriate.

     Our financial assets and liabilities measured at fair value on a recurring basis are as follows:

	Fair value measurements as of March 31, 2011
	Quoted prices
	in active	Significant
	markets for	other	Significant
	identical	observable	unobservable
	assets	inputs	inputs
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Money market funds	$21,944	$—	$—	$21,944
Treasury securities	84,979	—	—	84,979

Total assets	$106,923	$—	$—	$106,923

Liabilities:
Forward contracts	$—	$340	$—	$340
CURNA contingent considerations	—	—	580	580

Total liabilities	$—	$340	$580	$920

NOTE 7 DERIVATIVE CONTRACTS
     We enter into foreign currency forward exchange contracts to cover the risk of exposure to exchange rate differences arising from inventory purchases on letters of credit. Under these forward contracts, for any rate above or below the fixed rate, we receive or pay the difference between the spot rate and the fixed rate for the given amount at the settlement date.
     We record derivative financial instruments on our balance sheet at their fair value as an accrued expense and the changes in the fair value are recognized in income in other expense net when they occur, the only exception being derivatives that qualify as hedges. To qualify the derivative instrument as a hedge, we are required to meet strict hedge effectiveness and contemporaneous documentation requirements at the initiation of the hedge and assess the hedge effectiveness on an ongoing basis over the life of the hedge. At March 31, 2011, the forward contracts did not meet the documentation requirements to be designated as hedges. Accordingly, we recognize all changes in fair values in income.
     The outstanding contracts at March 31, 2011, have been recorded at fair value, and their maturity details are as follows:

(in thousands)		Fair value at	Effect on gain
Days until maturity	Contract value	March 31, 2011	(loss)
0 to 30	$1,722	$1,912	$(190)
31 to 60	1,177	1,233	(56)
61 to 90	784	866	(82)
91 to 120	—	—	—
121 to 180	186	191	(5)
More than 180	193	200	(7)

Total	$4,062	$4,402	$(340)

NOTE 8 RELATED PARTY TRANSACTIONS
     On March 14, 2011, we issued 27,000,000 shares of our Common Stock. Refer to Note 11. The 27,000,000 shares of our Common Stock issued include an aggregate of 3,733,000 shares of our Common Stock purchased by the Gamma Trust and Hsu Gamma at the public offering price. The Gamma Trust purchased an aggregate of 3,200,000 shares for approximately $12 million, and Hsu Gamma purchased an aggregate of 533,000 shares for approximately $1.9 million. Jefferies & Company, Inc. and J.P. Morgan Securities LLC acted as joint book-running managers for the offering. UBS Investment Bank and Lazard Capital Markets LLC acted as co-lead managers for the offering and Ladenburg Thalmann & Co. Inc., a subsidiary of Ladenburg Thalmann Financial Services Inc., acted as co-manager for the offering. Dr. Frost is the Chairman of the Board of Directors and principal shareholder of Ladenburg Thalmann Financial Services Inc.
     On January 28, 2011, we entered into a definitive agreement with CURNA and each of CURNA’s stockholders and optionholders, pursuant to which we agreed to acquire all of the outstanding stock of CURNA in exchange for $10.0 million in cash, plus $0.6 million in liabilities, of which $0.5 million was paid at closing. At the time of the transaction, The Scripps Research Institute (“TSRI”) owned approximately 4% of CURNA. Dr. Frost serves as Trustee for TSRI and Richard Lerner is its President.
     We have a $12.0 million line of credit with the Frost Group. On June 2, 2010 we repaid all amounts outstanding on the line of credit including $12 million in principal and $4.1 million in interest. The line of credit, which previously expired on January 11, 2011, was renewed on February 22, 2011 until March 31, 2012 on substantially the same terms as those in effect at the time of expiration. We have the ability to draw funds under the line of credit until its expiration in March 2012. We are obligated to pay interest upon maturity, capitalized quarterly, on outstanding borrowings under the line of credit at an 11% annual rate. The line of credit is collateralized by all of our U.S. personal property except our intellectual property.
     In November 2010, we made an investment in Fabrus, a privately held early stage biotechnology company with next generation therapeutic antibody drug discovery and development capabilities. In exchange for the investment, we acquired approximately 13% of Fabrus’ outstanding membership interests on a fully diluted basis. Our investment was part of a $2.1 million financing for Fabrus. Other investors participating in the financing include the Gamma Trust and Hsu Gamma. In connection with the financing, Drs. Frost and Hsiao joined the Fabrus Board of Managers. Dr. Richard Lerner, a director of the Company, owns approximately 5% of Fabrus. Vaughn Smider, Founder and CEO of Fabrus, is an Assistant Professor at TSRI. Dr. Frost serves as a Trustee for TSRI, and Richard Lerner serves as its President.
     On July 20, 2010, we entered into a use agreement with TRSI for approximately 1,100 square feet of space in Jupiter, Florida to house our molecular diagnostics operations. Dr. Frost serves as a trustee for TSRI and Richard Lerner serves as its president. Pursuant to the terms of the use agreement, which is effective as of November 1, 2009, gross rent is approximately $40 thousand per year for a two-year term which may be extended upon mutual agreement for one additional year.
     On June 1, 2010, the Company entered into a cooperative research and development agreement with Academia Sinica in Taipei, Taiwan (“Academia Sinica”), for pre-clinical work for a compound against various forms of cancer. Dr. Alice Yu, a member of our board of directors, is a Distinguished Research Fellow and Associate Director at the Genomics Research Center, Academia Sinica (“Genomics Research Center”). In connection with the agreement, we are required to pay Academia Sinica approximately $0.2 million over the term of the agreement.
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
     On July 20, 2009, we entered into a worldwide exclusive license agreement with Academia Sinica in Taipei, Taiwan, for a new technology to develop protein vaccines against influenza and other viral infections. Dr. Alice Yu, a member of our board of directors, is a Distinguished Research Fellow and Associate Director at the Genomics Research Center. In connection with the license, the Company paid to Academia Sinica an upfront licensing fee and agreed to pay royalties and other payments on the occurrence of certain development milestones.

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
     On June 10, 2009, we entered into a stock purchase agreement with Sorrento, pursuant to which we invested $2.3 million in Sorrento. Refer to Note 5. In exchange for the investment, we acquired approximately one-third of the outstanding common shares of Sorrento and received a fully-paid, exclusive license to the Sorrento antibody library for the discovery and development of therapeutic antibodies in the field of ophthalmology. On September 21, 2009, Sorrento entered into a merger transaction with Quikbyte Software, Inc. Prior to the merger transaction, certain investors, including Dr. Frost and other members of OPKO management, made an investment in Quikbyte. Dr. Richard Lerner, a member of our Board of Directors, serves as a consultant and scientific advisory board member to Sorrento and owns less than one percent of its shares.
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
     On September 19, 2007, we entered into an exclusive technology license agreement with Winston Laboratories, Inc. (“Winston”). On February 23, 2010, we provided Winston notice of termination of the license agreement, and the agreement terminated on May 24, 2010. Previously, members of the Frost Group beneficially owned approximately 30% of Winston Pharmaceuticals, Inc., and Dr. Uppaluri, our Chief Financial Officer, served as a member of Winston’s board. Effective May 19, 2010, the members of the Frost Group sold 100% of Winston’s capital stock beneficially owned by them (consisting of an aggregate of 18,399,271 outstanding shares of common stock and warrants to purchase an aggregate of 8,958,975 shares of common stock) to an entity whose members include Dr. Joel E. Bernstein, the President and Chief Executive Officer of Winston. As consideration for the sale, the Frost Group members received an aggregate of $789,500 in cash and non-recourse promissory notes in the aggregate principal amount of $10,263,500. Dr. Uppaluri resigned from the Winston board effective May 19, 2010. In connection with the license agreement, we reimbursed Winston $29 thousand, and $3 thousand in the years ended December 31, 2009 and 2008, respectively, for services provided by Winston personnel to assist us with the clinical program for the product we licensed.
     We reimburse Dr. Frost for Company-related use by Dr. Frost and our other executives of an airplane owned by a company that is beneficially owned by Dr. Frost. We reimburse Dr. Frost in an amount equal to the cost of a first class airline ticket between the travel cities for each executive, including Dr. Frost, traveling on the airplane for Company-related business. We do not reimburse Dr. Frost for personal use of the airplane by Dr. Frost or any other executive; nor do we pay for any other fixed or variable operating costs of the airplane. For the three months ended March 31, 2011 and 2010, we reimbursed Dr. Frost approximately $57 thousand and $18 thousand, respectively, for Company-related travel by Dr. Frost and other OPKO executives.
NOTE 9 COMMITMENTS AND CONTINGENCIES
     In connection with our acquisition of CURNA, we agreed to pay a portion of future consideration to the CURNA sellers if we license or partner the CURNA technology with a third party including, license fees, upfront payments, royalties and milestone payments. As a result, we recorded $0.6 million, as contingent consideration for the future consideration. Refer to Note 5.
     On January 7, 2010, we received a letter from counsel to Nidek Co., Ltd. (“Nidek”) alleging that Ophthalmic Technologies, Inc. (“OTI”) or OPKO breached its service obligations to Nidek under the Service Agreement between OTI, Nidek and Newport Corporation, dated December 29, 2006, and the Service Agreement by and between Nidek and OTI, dated the same date. We entered into a settlement agreement in April 2011 which resolved all disputes between the Company and Nidek and released us from any future service obligation to Nidek. The settlement did not have a material impact on our results of operations or financial condition.
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
     Information regarding our operations and assets for the two segments and the unallocated corporate operations as well as geographic information are as follows:

	For the three months ended
	March 31,
(in thousands)	2011	2010
Product sales
Pharmaceutical	$6,937	$5,312
Instrumentation	1,698	2,610

	$8,635	$7,922

Operating loss
Pharmaceutical	$(1,019)	$(644)
Instrumentation	(955)	(936)
Corporate	(3,112)	(2,486)

	$(5,086)	$(4,066)

Depreciation and amortization
Pharmaceutical	$824	$514
Instrumentation	130	444
Corporate	43	13

	$997	$971

Product sales
United States	$264	$197
Chile	5,756	4,937
Mexico	1,199	401
All others	1,416	2,387

	$8,635	$7,922

	As of
	March 31,	December
	2011	31, 2010
Assets
Pharmaceutical	$59,503	$51,599
Instrumentation	9,126	8,637
Corporate	107,678	17,610

	$176,307	$77,846

     During the three months ended March 31, 2011, our largest customer represented 12% of our total revenue. During the three months ended March 31, 2010, our two largest customers represented 17%, and 10%, respectively, of our revenue. As of March 31, 2011, one customer represented 30% of our accounts receivable balance. As of December 31, 2010, two customers represented 32% and 11%, respectively, of our accounts receivable balance.
NOTE 11 ISSUANCE OF COMMON STOCK
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
The following table reflects the proceeds received from the issuance of shares:

(in thousands, except share amounts)	Shares	Dollars
Original issuance	27,000,000	$101,250
Over-allotment	2,397,029	8,989

Total	29,397,029	110,239

Underwriters discount and commissions(1)	5.5% on 24,064,029 shares	(4,963)
Offering expenses		(448)

Net proceeds		$104,828

(1)	The underwriters will not receive any underwriting discount or commissions on the sale of 5,333,000 shares of common stock to entities associated with certain stockholders, including two of our directors and executive officers. Refer to Note 8.
NOTE 12 SUBSEQUENT EVENTS
     On or about May 3, 2011, we initiated the redemption of our Series A Preferred Stock. Holders of our Series A Preferred Stock have until May 30, 2011 to elect to convert their Series A Preferred Shares into shares of our Common Stock, which convert on a 1:1 basis. The closing price of our Common Stock on May 2, 2011 was $3.91. On June 3, 2011, we will redeem all of our outstanding Series A Preferred Stock for their redemption amount of $2.50, plus unpaid accrued dividends of $0.35 per share. As of March 31, 2011 there were 722,700 shares of our Series A Preferred Stock outstanding, resulting in a potential cash payment of approximately $2.1 million if all of the Series A Preferred Stock remain outstanding as of June 3, 2011.
     We have reviewed all subsequent events and transactions that occurred after the date of our March 31, 2011 consolidated balance sheet date, through the time of filing this Quarterly Report on Form 10-Q.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
OVERVIEW
     You should read this discussion together with the condensed consolidated financial statements, related Notes, and other financial information included elsewhere in this report and in our Annual Report on Form 10-K for the year ended December 31, 2010 (the “Form 10-K”). The following discussion contains assumptions, estimates and other forward-looking statements that involve a number of risks and uncertainties, including those discussed under “Risk Factors,” in Part II, Item 1A of our Form 10-K for the year ended December 31, 2010. These risks could cause our actual results to differ materially from those anticipated in these forward-looking statements.
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
RECENT DEVELOPMENTS
     On March 14, 2011, we issued 27,000,000 shares of our Common Stock in a public offering at a price of $3.75 per share. We also granted the underwriters a 30-day option to purchase up to an additional 4,050,000 shares of our Common Stock to cover overallotments, if any. On March 15, 2011, representatives for the underwriters provided us notice that the underwriters exercised a portion of their 4,050,000 share over-allotment option for 2,397,029 additional shares of our Common Stock. We received approximately $104.8 million in net proceeds from the issuance of 29,397,029 shares of our Common Stock after deducting the underwriters’ discounts and commissions and other estimated offering expenses.
     On January 31, 2011, we acquired all of the outstanding stock of CURNA, Inc. (“CURNA”), a privately held therapeutics company, in exchange for $10.0 million in cash, plus $0.6 million in liabilities, of which, $0.5 million was paid at closing. In addition to the cash consideration, we have agreed to pay to the CURNA sellers a portion of any consideration we receive in connection with certain license, partnership or collaboration agreements we may enter into with third parties in the future relating to the CURNA technology, including, license fees, upfront payments, royalties and milestone payments. CURNA is engaged in the discovery of new drugs for the treatment of a wide variety of illnesses, including cancer, heart disease, metabolic disorders and a range of genetic anomalies.
RESULTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010
     Revenue. Revenue for the three months ended March 31, 2011, was $8.6 million, compared to $7.9 million for the comparable 2010 period. The increase in revenue during the first three months of 2011 is primarily due to revenue from our OPKO Chile and Exakta-OPKO pharmaceutical businesses. We acquired Exakta-OPKO in February 2010, and as a result, the 2010 period reflects revenue only after the acquisition occurred. Revenue from our instrumentation business decreased from the 2010 period, primarily as a result of decreased demand from our international customers for our OCT/SLO product.
     Gross margin. Gross margin for the three months ended March 31, 2011, was $3.0 million compared to $2.4 million for the comparable period of 2010. Gross margin for the three months ended March 31, 2011, increased from the 2010 period primarily as a result of the increased gross margin generated by our pharmaceutical businesses in Chile and Mexico, partially offset by decreased revenue and resulting decreased gross margin generated by our instrumentation business.
     Selling, general and administrative expense. Selling, general and administrative expense for the three months ended March 31, 2011, was $5.6 million compared to $4.2 million of expense for the comparable period of 2010. The increase in selling, general and administrative expenses is primarily the result of increased warehousing and distribution costs for our Chilean operations, increased equity based compensation expense and a full period of selling, general and administrative expenses for our operations in Mexico. Selling, general and administrative expenses during the first three months of 2011 and 2010 primarily include personnel expenses, including equity-based compensation expense of $1.4 million and $1.0 million, respectively, and professional fees.
     Research and development expense. Research and development expense during the three months ended March 31, 2011 and 2010, was $1.6 million and $1.3 million, respectively. The increase in research and development expense primarily is the result of increased personnel expenses including equity based compensation expense. The three months ended March 31, 2011 and 2010, include equity-based compensation expense of $0.4 million and $0.2 million, respectively. During the three months ended March 31, 2011, research and development expense primarily consisted of activities related to our molecular diagnostics development program, research and development expense for our instrumentation business including the development of next generation devices, and development of the technology acquired from CURNA. Research and development expense for the three month period ended March 31, 2010 primarily included activities related to our rolapitant development program, which we out licensed in December 2010, our molecular diagnostics development program and research and development activities for our instrumentation business.
     Other operating expenses. Other operating expenses was $0.9 million for the three months ended March 31, 2011 and March 31, 2010. Other operating expenses primarily include the amortization of intangible assets. Amortization expense during the three months ended March 31, 2011 includes the amortization expense of the CURNA intangible assets acquired in January 2011, offset by a portion of the OTI intangible assets that fully amortized in November 2010.
     Other income and expenses. Other income, net was $38 thousand for the first three months of 2011 compared to other expense, net of $0.3 million for the comparable 2010 period. Other income primarily consists of interest earned on our cash and cash equivalents and other expense primarily reflects the interest incurred on our line of credit with The Frost Group LLC (the “Frost Group”). On June 2, 2010, we repaid all amounts outstanding on the Frost Group line of credit including $12.0 million in principal and $4.1 million in interest. The Frost Group members include a trust controlled by Dr. Frost, who is the Company’s Chief Executive Officer and Chairman of the board of directors, Dr. Jane H. Hsiao, who is the Vice Chairman of the board of directors and Chief Technical Officer, Steven D. Rubin who is Executive Vice President — Administration and a director of the Company and Rao Uppaluri who is the Chief Financial Officer of the Company.
     Income taxes. Our income tax provision reflects the income tax payable in Chile and Mexico. We have recorded a full valuation allowance against our deferred tax assets in the U.S.
LIQUIDITY AND CAPITAL RESOURCES
     At March 31, 2011, we had cash, cash equivalents and marketable securities of approximately $107.9 million. Cash used in operations during 2011 primarily reflects expenses related to research and development activities, selling, general and administrative activities related to our corporate and instrumentation operations, as well as our operations in Chile and Mexico. Since our inception, we have not generated sufficient gross margins to offset our operating and other expenses and our primary source of cash has been from the sale of our stock and credit facilities available to us.
     On March 14, 2011, we issued 27,000,000 shares of our Common Stock in a public offering at a price of $3.75 per share. We also granted the underwriters a 30-day option to purchase up to an additional 4,050,000 shares of our Common Stock to cover overallotments, if any. On March 15, 2011, representatives for the underwriters provided us notice that the underwriters exercised a portion of their 4,050,000 share over-allotment option for 2,397,029 additional shares of our Common Stock. We received approximately $104.8 million, net, from the issuance of 29,397,029 shares of our Common Stock.
     On January 31, 2011, we acquired all of the outstanding stock of CURNA in exchange for $10.0 million in cash, plus $0.6 million in liabilities, of which, $0.5 million was paid at closing. In addition to the cash consideration, we have agreed to pay to the CURNA sellers a portion of any consideration we receive in connection with certain license, partnership or collaboration agreements we may enter into with third parties in the future relating to the CURNA technology, including, license fees, upfront payments, royalties and milestone payments. As a result, we recorded $0.6 million, as contingent consideration for the future consideration. CURNA is engaged in the discovery of new drugs for the treatment of a wide variety of illnesses, including cancer, heart disease, metabolic disorders and a range of genetic anomalies.
     We have outstanding lines of credit in the aggregate amount of $18.9 million with seven financial institutions in Chile, of which, $4.3 million is unused. These lines of credit are used primarily as a source of working capital and for inventory purchases. The average interest rate on these lines of credit is approximately 3%. These lines of credit are short term and are generally due within three months. The highest balance at any time during the three months ended March 31, 2011, was $14.8 million. We intend to continue to enter into these lines of credit as needed. There is no assurance that this or other funding sources will be available to us on acceptable terms, or at all.
     We currently have an unutilized $12.0 million line of credit with the Frost Group. The line of credit, which previously expired on January 11, 2011, was renewed on February 22, 2011 on substantially the same terms as those in effect at the time of expiration. We are obligated to pay interest upon maturity, capitalized quarterly, on outstanding borrowings under the line of credit at an 11% annual rate, which is due March 31, 2012. The line of credit is collateralized by all of our U.S. based personal property except our intellectual property.
     We expect to incur losses from operations for the foreseeable future. We expect to incur substantial research and development expenses, including expenses related to the hiring of personnel and additional clinical trials. We expect that selling, general and administrative expenses will also increase as we expand our sales, marketing and administrative staff and add infrastructure.
     We believe the cash, cash equivalents, and marketable securities on hand at March 31, 2011 and the amounts available to be borrowed under our lines of credit are sufficient to meet our anticipated cash requirements for operations and debt service beyond the next 12 months. We based this estimate on assumptions that may prove to be wrong or are subject to change, and we may be required to use our available cash resources sooner than we currently expect. If we acquire additional assets or companies, accelerate our product development programs or initiate additional clinical trials, we will need additional funds. Our future cash requirements will depend on a number of factors, including possible acquisitions, the continued progress of research and development of our product candidates, the timing and outcome of clinical trials and regulatory approvals, the costs involved in preparing, filing, prosecuting, maintaining, defending, and enforcing patent claims and other intellectual property rights, the status of competitive products, and our success in developing markets for our product candidates. If we are not able to secure additional funding when needed, we may have to delay, reduce the scope of, or eliminate one or more of our clinical trials or research and development programs.
     We intend to finance additional research and development projects, clinical trials and our future operations with a combination of available cash on hand, payments from potential strategic research and development, licensing and/or marketing arrangements, public offerings, private placements, debt financing and revenues from future product sales, if any. There can be no assurance, however, that additional capital will be available to us on acceptable terms, or at all.
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
     Appraisals inherently require significant estimates and assumptions, including but not limited to, determining the timing and estimated costs to complete the in-process research and development projects, projecting regulatory approvals, estimating future cash flows, and developing appropriate discount rates. We believe the estimated fair values assigned to the CURNA assets acquired and liabilities assumed are based on reasonable assumptions. However, the fair value estimates for the purchase price allocation may change during the allowable allocation period, which is up to one year from the acquisition date, if additional information becomes available that would require changes to our estimates.
     Allowance for doubtful accounts and revenue recognition. Generally, we recognize revenue from product sales when goods are shipped and title and risk of loss transfer to our customers. Certain of our products are sold directly to end-users and require that we deliver, install and train the staff at the end-users’ facility. As a result, we do not recognize revenue until the product is delivered, installed and training has occurred. Return policies in certain international markets for our medical device products provide for stringent guidelines in accordance with the terms of contractual agreements with customers. Our estimates for sales returns are based upon the historical patterns of products returned matched against the sales from which they originated, and management’s evaluation of specific factors that may increase the risk of product returns. We analyze accounts receivable and historical bad debt levels, customer credit worthiness and current economic trends when evaluating the adequacy of the allowance for doubtful accounts using the specific identification method. Our reported net loss is directly affected by management’s estimate of the collectability of accounts receivable. The allowance for doubtful accounts recognized in our consolidated balance sheets at March 31, 2011 and December 31, 2010 was $1.2 million and $1.2 million, respectively.
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
     In December 2010, the FASB issued an amendment to the accounting for goodwill impairment tests. The amendment modifies Step 1 of the impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The qualitative factors are consistent with the existing guidance. The amendment is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. The adoption of this amendment did not have a material impact on our results of operations or financial condition.

     In December 2010, the FASB issued an amendment to the accounting for annual excise taxes paid to the federal government by pharmaceutical manufacturers under health care reform. The liability for the fee should be estimated and recorded in full upon the first qualifying branded prescription drug sale with a corresponding deferred cost that is amortized to expense using a straight-line method of allocation unless another method better allocates the fee over the calendar year that it is payable. The amendment is effective for calendar years beginning after December 31, 2010, when the fee initially becomes effective. As we currently do not manufacture pharmaceutical products in the United States, we do not expect the adoption of this amendment to have a material impact on our results of operations or financial condition.
     In March 2010, the FASB reached a consensus to issue an amendment to the accounting for revenue arrangements under which a vendor satisfies its performance obligations to a customer over a period of time, when the deliverable or unit of accounting is not within the scope of other authoritative literature, and when the arrangement consideration is contingent upon the achievement of a milestone. The amendment defines a milestone and clarifies whether an entity may recognize consideration earned from the achievement of a milestone in the period in which the milestone is achieved. This amendment is effective for fiscal years beginning on or after June 15, 2010, with early adoption permitted. We adopted this amendment prospectively for milestones achieved after January 1, 2011. This amendment did not have a material impact on our results of operation or financial condition.
     In October 2009, the FASB issued an amendment to the accounting for multiple-deliverable revenue arrangements. This amendment provides guidance on whether multiple deliverables exist, how the arrangements should be separated, and how the consideration paid should be allocated. As a result of this amendment, entities may be able to separate multiple-deliverable arrangements in more circumstances than under existing accounting guidance. This guidance amends the requirement to establish the fair value of undelivered products and services based on objective evidence and instead provides for separate revenue recognition based upon management’s best estimate of the selling price for an undelivered item when there is no other means to determine the fair value of that undelivered item. The existing guidance previously required that the fair value of the undelivered item reflect the price of the item either sold in a separate transaction between unrelated third parties or the price charged for each item when the item is sold separately by the vendor. If the fair value of all of the elements in the arrangement was not determinable, then revenue was deferred until all of the items were delivered or fair value was determined. We adopted this amendment prospectively for revenue arrangements entered into or materially modified after January 1, 2011. This amendment did not have a material impact on our results of operation or financial condition.
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
     Our derivative activities, which consist of foreign exchange forward contracts, are initiated to hedge forecasted cash flows that are exposed to foreign currency risk. The foreign exchange forward contracts generally require us to exchange local currencies for foreign currencies based on pre-established exchange rates at the contracts’ maturity dates. As exchange rates change, gains and losses on these contracts are generated based on the change in the exchange rates that are recognized in the consolidated statement of operations at maturity, and offset the impact of the change in exchange rates on the foreign currency cash flows that are hedged. If the counterparties to the exchange contracts do not fulfill their obligations to deliver the contracted currencies, we could be at risk for currency related fluctuations. We enter into these contracts with counterparties that we believe to be creditworthy and do not enter into any leveraged derivative transactions. We had $4.1 million in foreign exchange forward contracts outstanding at March 31, 2011, primarily to hedge Chilean-based operating cash flows against US dollars. If Chilean Pesos were to strengthen in relation to the US dollar, our hedged foreign currency cash-flows expense would be offset by a loss on the derivative contracts, with a net effect of zero.

     We do not engage in trading market risk sensitive instruments or purchasing hedging instruments or “other than trading” instruments that are likely to expose us to significant market risk, whether interest rate, foreign currency exchange, commodity price or equity price risk.
     Interest Rate Risk — Our exposure to market risk relates to our cash and investments and to our borrowings. We maintain an investment portfolio of money market funds and treasury securities. The securities in our investment portfolio are not leveraged, and are, due to their very short-term nature, subject to minimal interest rate risk. We currently do not hedge interest rate exposure. Because of the short-term maturities of our investments, we do not believe that a change in market interest rates would have a significant negative impact on the value of our investment portfolio except for reduced income in a low interest rate environment. At March 31, 2011, we had cash, cash equivalents and marketable securities of $107.9 million. The weighted average interest rate related to our cash and cash equivalents for the three months ended March 31, 2011 was 0%. As of March 31, 2011, the principal value of our credit lines was $14.6 million, and have a weighted average interest rate of approximately 3%.
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
Item 4. Controls and Procedures
     The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Securities and Exchange Commission (“SEC”) Rule 13a-15(e) as of March 31, 2011. Based on that evaluation, CEO and CFO have concluded that the Company’s disclosure controls and procedures are effective to ensure that information the Company is required to disclose in reports that it files or submits under the Securities Exchange Act is accumulated and communicated to management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.
     There have been no changes to the Company’s internal control over financial reporting that occurred during the Company’s first quarter of 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     None.
Item 3. Defaults Upon Senior Securities
     None.
Item 4. (Removed and Reserved)
Item 5. Other Information
     None.
Item 6. Exhibits.

Exhibit 1.1(7)	Underwriting Agreement dated March 9, 2011, by and among OPKO Health, Inc., Jefferies & Company, Inc. and J.P. Morgan Securities LLC, as representatives for the underwriters named therein.

Exhibit 2.1(1)	Merger Agreement and Plan of Reorganization, dated as of March 27, 2007, by and among Acuity Pharmaceuticals, Inc., Froptix Corporation, eXegenics, Inc., e-Acquisition Company I-A, LLC, and e-Acquisition Company II-B, LLC.

Exhibit 2.2(4)+	Securities Purchase Agreement dated May 6, 2008, among Vidus Ocular, Inc., OPKO Instrumentation, LLC, OPKO Health, Inc., and the individual sellers and noteholders named therein.

Exhibit 2.3(8)	Purchase Agreement, dated February 17, 2010, among Ignacio Levy García and José de Jesús Levy García, Inmobiliaria Chapalita, S.A. de C.V., Pharmacos Exakta, S.A. de C.V., OPKO Health, Inc., OPKO Health Mexicana S. de R.L. de C.V., and OPKO Manufacturing Facilities S. de R.L. de C.V.

Exhibit 2.4+	Agreement and Plan of Merger, dated January 28, 2011, among CURNA Inc., KUR, LLC, OPKO Pharmaceuticals, LLC, OPKO CURNA, LLC, and certain individuals named therein.

Exhibit 3.1(2)	Amended and Restated Certificate of Incorporation.

Exhibit 3.2(3)	Amended and Restated By-Laws.

Exhibit 4.1(1)	Form of Common Stock Warrant.

Exhibit 10.1	Amendment No. 2 to the Credit Agreement dated March 27, 2007, as amended, with the Frost Group, LLC.

Exhibit 10.2	Third Amended and Restated Subordinated Note and Security Agreement, dated February 22, 2011, with the Frost Group, LLC.

Exhibit 31.1	Certification by Phillip Frost, Chief Executive Officer, pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended March 31, 2011.

Exhibit 31.2	Certification by Rao Uppaluri, Chief Financial Officer, pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended March 31, 2011.

Exhibit 32.1	Certification by Phillip Frost, Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended March 31, 2011.

Exhibit 32.2	Certification by Rao Uppaluri, Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended March 31, 2011.

+	Certain confidential material contained in the document has been omitted and filed separately with the Securities and Exchange Commission.

(1)	Filed with the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 2, 2007, and incorporated herein by reference.

(2)	Filed with the Company’s Current Report on Form 8-A filed with the Securities and Exchange Commission on June 11, 2007, and incorporated herein by reference.

(3)	Filed with the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2008 and incorporated herein by reference.

(4)	Filed with the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 8, 2008 for the Company’s three-month period ended June 30, 2008, and incorporated herein by reference.

(6)	Filed with the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 12, 2008 for the Company’s three-month period ended September 30, 2008, and incorporated herein by reference.

(7)	Filed with the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 10, 2011, and incorporated herein by reference.

(8)	Filed with the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 10, 2010 for the Company’s three-month period ended March 31, 2010, and incorporated herein by reference.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 9, 2011	OPKO Health, Inc.
/s/ Adam Logal
Adam Logal
Executive Director of Finance, Chief Accounting Officer and Treasurer

Exhibit Index

Exhibit Number	Description
Exhibit 2.4(+)	Agreement and Plan of Merger, dated January 28, 2011, among CURNA Inc., KUR, LLC, OPKO Pharmaceuticals, LLC, OPKO CURNA, LLC, and certain individuals named therein.

Exhibit 10.1	Amendment No. 2 to the Credit Agreement dated March 27, 2007, as amended, with the Frost Group, LLC.

Exhibit 10.2	Third Amended and Restated Subordinated Note and Security Agreement, dated February 22, 2011, with the Frost Group, LLC.

Exhibit 31.1	Certification by Phillip Frost, Chief Executive Officer, pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended March 31, 2011.

Exhibit 31.2	Certification by Rao Uppaluri, Chief Financial Officer, pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended March 31, 2011.

Exhibit 32.1	Certification by Phillip Frost, Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended March 31, 2011.

Exhibit 32.2	Certification by Rao Uppaluri, Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended March 31, 2011.