Form 10-Q/A
period 2011-03-31
Opko Health, Inc.
filed 2011-07-05
CIK 944809

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
YES     NO ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” (in Rule 12b-2 of the Exchange Act) (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): YES ☐     NO ☒
As of June 22, 2011, the registrant had 285,339,498 shares of common stock outstanding.

Page
Part II. OTHER INFORMATION

Item 6. Exhibits	4

Signatures	6

Exhibit Index	7

Certifications
EX-2.4
EX-31.3
EX-31.4

Explanatory Note
     OPKO Health, Inc. (the “Company”) filed its Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 with the Securities and Exchange Commission (“SEC”) on May 10, 2011 (the “Original Filing”). We are filing this Amendment No. 1 to the Quarterly Report on Form 10-Q (the “Form 10-Q/A” and together with the Original Filing, the “Form 10-Q”) to refile Exhibit 2.4 in response to certain comments we received from the SEC relating to a confidential treatment request that we made for certain portions of Exhibit 2.4 in the Original Filing.
     Other than as described above, we have made no further changes to the Original Filing. Among other things, forward-looking statements made in the Original Filing have not been revised to reflect events that occurred or facts that became known to the Company after the filing of the Original Filing or the Form 10-Q/A, and such forward-looking statements should be read in their historical context. Accordingly, the Form 10-Q should be read in conjunction with the Company’s filings with the Securities and Exchange Commission subsequent to the Original Filing and the Form 10-Q/A.

PART II. OTHER INFORMATION
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

Exhibit 2.4+	Agreement and Plan of Merger, dated January 28, 2011, among CURNA Inc., KUR, LLC, OPKO Pharmaceuticals, LLC, OPKO CURNA, LLC, and certain individuals named therein.

Exhibit 3.1(2)	Amended and Restated Certificate of Incorporation.

Exhibit 3.2(3)	Amended and Restated By-Laws.

Exhibit 4.1(1)	Form of Common Stock Warrant.

Exhibit 10.1*	Amendment No. 2 to the Credit Agreement dated March 27, 2007, as amended, with the Frost Group, LLC.

Exhibit 10.2*	Third Amended and Restated Subordinated Note and Security Agreement, dated February 22, 2011, with the Frost Group, LLC.

Exhibit 31.1*
Certification by Phillip Frost, Chief Executive Officer, pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended March 31, 2011.

Exhibit 31.2*
Certification by Rao Uppaluri, Chief Financial Officer, pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended March 31, 2011.

Exhibit 31.3
Certification by Phillip Frost, Chief Executive Officer, pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended March 31, 2011.

Exhibit 31.4
Certification by Rao Uppaluri, Chief Financial Officer, pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended March 31, 2011.

Exhibit 32.1*
Certification by Phillip Frost, Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended March 31, 2011.

Exhibit 32.2*
Certification by Rao Uppaluri, Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended March 31, 2011.

+	Certain confidential material contained in the document has been omitted and filed separately with the Securities and Exchange Commission.

*	Previously filed.

(1)	Filed with the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 2, 2007, and incorporated herein by reference.

(2)	Filed with the Company’s Current Report on Form 8-A filed with the Securities and Exchange Commission on June 11, 2007, and incorporated herein by reference.

(3)	Filed with the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2008 and incorporated herein by reference.

(4)	Filed with the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 8, 2008 for the Company’s three-month period ended June 30, 2008, and incorporated herein by reference.

(6)	Filed with the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 12, 2008 for the Company’s three-month period ended September 30, 2008, and incorporated herein by reference.

(7)	Filed with the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 10, 2011, and incorporated herein by reference.

(8)	Filed with the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 10, 2010 for the Company’s three-month period ended March 31, 2010, and incorporated herein by reference.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 5, 2011	OPKO Health, Inc.
/s/ Adam Logal
Adam Logal
Executive Director of Finance, Chief Accounting Officer and Treasurer

Exhibit Index

Exhibit Number	Description
Exhibit 2.4(+)	Agreement and Plan of Merger, dated January 28, 2011, among CURNA Inc., KUR, LLC, OPKO Pharmaceuticals, LLC, OPKO CURNA, LLC, and certain individuals named therein.

Exhibit 31.3
Certification by Phillip Frost, Chief Executive Officer, pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended March 31, 2011.

Exhibit 31.4
Certification by Rao Uppaluri, Chief Financial Officer, pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended March 31, 2011.

+	Certain confidential material contained in the document has been omitted and filed separately with the Securities and Exchange Commission.