Form 10-Q
period 2011-06-30
Opko Health, Inc.
filed 2011-08-08
CIK 944809

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011.
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
YES ☑ NO ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large Accelerated filer ☐	Accelerated filer ☑	Non-Accelerated filer ☐	Smaller Reporting Company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):
YES ☐ NO ☑
As of August, 2, 2011, the registrant had 287,955,574 shares of common stock outstanding.

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
Item 1. Financial Statements
OPKO Health, Inc. and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(in thousands except share data)

	June 30, 2011	December 31, 2010
ASSETS
Current assets
Cash and cash equivalents	$38,849	$18,016
Marketable securities	54,998	—
Accounts receivable, net	15,528	13,317
Inventory, net	16,326	19,957
Prepaid expenses and other current assets	1,927	2,782

Total current assets	127,628	54,072
Property and equipment, net	3,093	2,729
Intangible assets, net	18,545	9,964
Goodwill	6,853	5,856
Investments	4,240	5,114
Other assets	60	111

Total assets	$160,419	$77,846

LIABILITIES, SERIES D PREFERRED STOCK, AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$2,890	$7,170
Accrued expenses	4,033	5,739
Current portion of lines of credit	14,604	14,690

Total current liabilities	21,527	27,599
Long-term liabilities	1,600	1,067

Total liabilities	23,127	28,666

Commitments and contingencies

Series D preferred stock — $0.01 par value, 2,000,000 shares authorized; 1,209,677 shares issued and outstanding (liquidation value of $34,213 and $33,013) at June 30, 2011 and December 31, 2010, respectively	26,128	26,128

Shareholders’ equity
Series A Preferred stock — $0.01 par value, 4,000,000 shares authorized; 0 and 897,439 shares issued and outstanding (liquidation value of $0 and $2,468) at June 30, 2011 and December 31, 2010, respectively	—	9
Series C Preferred Stock — $0.01 par value, 500,000 shares authorized; No shares issued or outstanding	—	—

Common Stock — $0.01 par value, 500,000,000 shares authorized; 287,946,324 and 255,412,706 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively	2,879	2,554
Treasury stock — 2,443,894 and 45,154 shares at June 30, 2011 and December 31, 2010, respectively	(7,893)	(61)
Additional paid-in capital	482,910	376,008
Accumulated other comprehensive income	3,157	2,921
Accumulated deficit	(369,889)	(358,379)

Total shareholders’ equity	111,164	23,052

Total liabilities, Series D preferred stock, and Shareholders’ equity	$160,419	$77,846

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

OPKO Health, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except share data)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2011	2010	2011	2010
Revenue
Product sales	$10,130	$7,455	$18,765	$15,377
Other revenue	12	—	25	—

Total Revenue	10,142	7,455	18,790	15,377
Cost of goods sold, excluding amortization of intangible assets	6,211	4,850	11,834	10,378

Gross margin, excluding amortization of intangible assets	3,931	2,605	6,956	4,999

Operating expenses
Selling, general and administrative	4,919	5,644	10,505	9,887
Research and development	3,154	1,575	4,799	2,903
Other operating expenses, principally amortization of intangible assets	1,020	913	1,900	1,802

Total operating expenses	9,093	8,132	17,204	14,592

Operating loss	(5,162)	(5,527)	(10,248)	(9,593)
Other expense, net	(139)	(390)	(101)	(730)

Loss before income taxes and investment
loss	(5,301)	(5,917)	(10,349)	(10,323)
Income tax (benefit) provision	(6)	54	227	101

Loss before investment losses	(5,295)	(5,971)	(10,576)	(10,424)
Loss from investments in investees	(451)	(244)	(874)	(475)

Net loss	(5,746)	(6,215)	(11,450)	(10,899)
Preferred stock dividend	(615)	(661)	(1,260)	(1,323)

Net loss attributable to common Shareholders	$(6,361)	$(6,876)	$(12,710)	$(12,222)

Loss per share, basic and diluted	$(0.02)	$(0.03)	$(0.05)	$(0.05)

Weighted average number of common shares outstanding, basic and diluted	285,135,830	255,252,433	273,155,609	254,854,652
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

OPKO Health, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	For the six months ended
	June 30,
	2011	2010
Cash flows from operating activities
Net loss	$(11,450)	$(10,899)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,082	1,964
Accretion of debt discount related to notes payable	2	136
Equity-based compensation — employees and non-employees	3,498	2,742
Loss from investments in investees	874	475
Provision for bad debt	155	119
Provision for (reversal of) inventory reserves	356	(3)
Changes in:
Accounts receivable	(2,074)	(2,610)
Inventory	3,217	(1,170)
Prepaid expenses and other current assets	(93)	(516)
Other assets	18	105
Accounts payable	(4,248)	1,331
Accrued expenses	(903)	(2,960)

Net cash used in operating activities	(8,566)	(11,286)
Cash flows from investing activities
Acquisition of businesses, net of cash	(10,538)	(1,447)
Purchase of marketable securities	(69,981)	(14,997)
Maturities of short-term marketable securities	14,982	5,000
Capital expenditures	(542)	(510)

Net cash used in investing activities	(66,079)	(11,954)
Cash flows from financing activities:
Issuance of common stock, including related parties, net	104,828	—
Purchase of common stock held in treasury	(7,832)	—
Redemption of Series A Preferred Stock	(1,792)	—
Repayment of line of credit with related party	—	(12,000)
Borrowings under lines of credit	5,752	3,500
Repayments under lines of credit	(5,845)	(1,271)
Proceeds from the exercise of stock options and warrants	308	26

Net cash provided by (used in) financing activities	95,419	(9,745)
Effect of exchange rate changes on cash and cash equivalents	59	13

Net increase (decrease) in cash and cash equivalents	20,833	(32,972)

Cash and cash equivalents at beginning of period	18,016	42,658

Cash and cash equivalents at end of period	$38,849	$9,686

SUPPLEMENTAL INFORMATION
Interest paid	$319	$4,241
Income taxes paid, net	$347	$68
Issuance of capital stock to acquire Exakta-OPKO	$—	$1,999
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
NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     Basis of presentation. The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and notes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) considered necessary to present fairly the Company’s results of operations, financial position and cash flows have been made. The results of operations and cash flows for the three and six months ended June 30, 2011, are not necessarily indicative of the results of operations and cash flows that may be reported for the remainder of 2011 or for future periods. The interim condensed consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2010.
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
     Marketable securities. Investments with original maturities of greater than 90 days and remaining maturities of less than one year are classified as marketable securities. Marketable securities include U.S. treasury securities. Unrealized gains and temporary losses on investments are included in accumulated other comprehensive income (loss) as a separate component of shareholders’ equity. Realized gains and losses, dividends, interest income, and declines in value judged to be other-than-temporary credit losses are included in other income (expense). Amortization of any premium or discount arising at purchase is included in interest income.
     Comprehensive loss. Our comprehensive loss for the three and six months ended June 30, 2011 includes net loss for the three and six months and the cumulative translation adjustment, net, of $0.7 million and $0.2 million, respectively, for the translation results of our subsidiaries in Chile and Mexico. Comprehensive loss for the three and six months ended June 30, 2010 includes net loss for the three and six months and the cumulative translation adjustment, net, of $1.1 million and $1.4 million respectively, for the translation results of our subsidiaries in Chile and Mexico.

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
     Total deferred revenue related to other revenues was $0.2 million and $0.2 million at June 30, 2011 and December 31, 2010, respectively.
     Derivative financial instruments. We record derivative financial instruments on our balance sheet at their fair value and the changes in the fair value are recognized in income when they occur, the only exception being derivatives that qualify as hedges. To qualify the derivative instrument as a hedge, we are required to meet strict hedge effectiveness and contemporaneous documentation requirements at the initiation of the hedge and assess the hedge effectiveness on an ongoing basis over the life of the hedge. At June 30, 2011 and December 31, 2010, our forward contracts for inventory purchases did not meet the documentation requirements to be designated as hedges. Accordingly, we recognize all changes in fair values in income. Refer to Note 7.

     Product warranties. Product warranty expense is recorded concurrently with the recording of revenue for product sales. The costs of warranties are accounted for as a component of cost of sales. We estimate warranty costs based on our estimated historical experience and adjust for any known product reliability issues.
     Allowance for doubtful accounts. We analyze accounts receivable and historical bad debt levels, customer credit worthiness and current economic trends when evaluating the adequacy of the allowance for doubtful accounts using the specific identification method. Our reported net loss is directly affected by our estimate of the collectability of accounts receivable. Estimated allowances for sales returns are based upon our history of product returns. The amount of allowance for doubtful accounts at June 30, 2011 and December 31, 2010, was $1.1 million and $1.2 million, respectively.
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
     Equity-based compensation. We measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is recognized in the statement of operations over the period during which an employee is required to provide service in exchange for the award. We record excess tax benefits, realized from the exercise of stock options as a financing cash inflow rather than as a reduction of taxes paid in cash flow from operations. Equity-based compensation arrangements to non-employees are recorded at their fair value on the measurement date. The measurement of equity-based compensation is subject to periodic adjustment as the underlying equity instruments vest. During the three months ended June 30, 2011 and 2010, we recorded $1.7 million and $1.5 million, respectively, of equity-based compensation expense. For the six month periods ending June 30, 2011 and 2010, we recorded $3.5 million, and $2.7 million, respectively, of equity-based compensation expense.
     Recent accounting pronouncements. In June 2011, the Financial Accounting Standards Board, or FASB, issued an amendment to the accounting guidance for presentation of comprehensive income. Under the amended guidance, a company may present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In either case, a company is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. Regardless of choice in presentation, the company is required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented. For public companies, the amendment is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, and shall be applied retrospectively. Early adoption is permitted. Other than a change in presentation, the adoption of this update is not expected to have a material impact on our consolidated financial statements.
     In May 2011, the FASB amended the accounting guidance for fair value to develop common requirements between GAAP and International Financial Reporting Standards. The amendments clarify the FASB’s intent about the application of existing fair value measurement and disclosure requirements and in some instances change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. Notable changes under the amended guidance include: (i) application of the highest and best use and valuation premise concepts solely for non-financial assets and liabilities; (ii) measuring the fair value of an instrument classified in a reporting entity’s shareholders’ equity; and (iii) disclosing quantitative information about unobservable inputs used in the fair value measurement within Level 3 of the fair value hierarchy. For public entities, the amendment is effective for interim and annual periods beginning after December 15, 2011. Early application is not permitted. We are currently evaluating the disclosure requirements related to providing quantitative information about unobservable inputs used to measure the fair value of its contingent consideration liability.
     In December 2010, the FASB, issued an amendment to the disclosure of supplementary pro forma information for business combinations. The amendment specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendment also expands the supplemental pro forma disclosures under current accounting guidance to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendment is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The adoption of this amendment did not have a material impact on our financial statement disclosures.
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
     A total of 27,356,622 and 20,164,446 potential common shares have been excluded from the calculation of net loss per share for the three months ended June 30, 2011 and 2010, respectively, because their inclusion would be anti-dilutive. A total of 27,931,519 and 19,617,796 potential common shares have been excluded from the calculation of net loss per share for the six months ended June 30, 2011 and 2010, respectively, because their inclusion would be anti-dilutive. As of June 30, 2011 the holders of our Series D preferred stock could convert their preferred shares into approximately 13,795,694 shares of our Common Stock, respectively.
     During the six months ended June 30, 2011, approximately 3,194,352 common stock warrants and common stock options to purchase shares of our common stock were exercised, resulting in the issuance of 2,841,912 shares of our Common Stock. Of the 3,194,352 common stock warrants and common stock options exercised, 352,440 shares were surrendered in lieu of a cash payment via the net exercise feature of the warrant agreements.

NOTE 4 COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS

(in thousands)	June 30, 2011	December 31, 2010
Accounts receivable, net:
Accounts receivable	$16,642	$14,482
Less allowance for doubtful accounts	(1,114)	(1,165)

	$15,528	$13,317

Inventories, net:
Raw materials (components)	$4,761	$4,868
Work-in process	1,305	889
Finished products	10,894	14,632
Less inventory reserve	(634)	(432)

	$16,326	$19,957

Intangible assets, net:
Customer relationships	$7,615	$7,719
Technology	14,597	4,597
Product registrations	4,332	4,227
Tradename	672	666
Covenants not to compete	388	349
Other	257	7
Less accumulated amortization	(9,316)	(7,601)

	$18,545	$9,964

The change in value of the intangible assets include the foreign currency fluctuation between the Chilean and Mexican pesos against the US dollar at June 30, 2011 and December 31, 2010. The increase in Technology and Other reflects the acquisition of CURNA, Inc. Refer to Note 5.
NOTE 5 ACQUISITION AND INVESTMENTS
CURNA acquisition
     In January 2011, we acquired all of the outstanding stock of CURNA, Inc. (“CURNA”) in exchange for $10.0 million in cash, plus $0.6 million in liabilities, of which, $0.5 million was paid at closing. In addition to the cash consideration, we have agreed to pay to the CURNA sellers a portion of any consideration we receive in connection with certain license, partnership or collaboration agreements we may enter into with third parties in the future relating to the CURNA technology, including, license fees, upfront payments, royalties and milestone payments. As a result, we recorded $0.6 million, as contingent consideration for the future consideration. We will evaluate the contingent consideration on an ongoing basis and the changes in fair value will be recognized in earnings until the contingencies are resolved. CURNA was a privately held company based in Jupiter, Florida, engaged in the discovery of new drugs for the treatment of a wide variety of illnesses, including cancer, heart disease, metabolic disorders and a range of genetic anomalies.
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
     Investments
     In November 2010, we made an investment in Fabrus, LLC (“Fabrus”), a privately held early stage biotechnology company with next generation therapeutic antibody drug discovery and development capabilities. Fabrus is using its proprietary antibody screening and engineering approach to discover promising lead compounds against several important oncology targets. As of June 30, 2011, we hold approximately 13% of Fabrus’ outstanding membership interests on a fully diluted basis. Our investment was part of a $2.1 million financing for Fabrus and included other related parties. Refer to Note 8.
     Effective September 21, 2009, we entered into an agreement pursuant to which we invested $2.5 million in cash in Cocrystal Discovery, Inc., a privately held biopharmaceutical company (“Cocrystal”). Cocrystal is focused on the discovery and development of novel antiviral drugs using a combination of protein structure-based approaches. As of June 30, 2011 we hold approximately 16% of Cocrystal on a fully diluted basis. Refer to Note 8.
     On June 10, 2009, we entered into a stock purchase agreement with Sorrento Therapeutics, Inc. (“Sorrento”), a publicly held company with a technology for generating fully human monoclonal antibodies, pursuant to which we invested $2.3 million in Sorrento. OPKO owns approximately 59,015,257 shares of Sorrento Common Stock, or approximately 26% of Sorrento’s total outstanding common stock at June 30, 2011. The closing stock price for Sorrento’s common stock, a thinly traded stock, as quoted on the over-the-counter markets was $0.30 per share on June 30, 2011. Refer to Note 8.
     Rolapitant license
     In December 2010, we entered into a license agreement (the “TESARO License”) with TESARO, Inc. (“TESARO”) granting TESARO exclusive rights to the development, manufacture, commercialization and distribution of rolapitant and a related compound. Under the terms of the TESARO License, we are eligible for payments of up to $121.0 million, including an up-front payment of $6.0 million, which was received in December 2010, and additional payments based upon achievement of specified regulatory and commercialization milestones. In addition, TESARO will pay us double digit tiered royalties on sales of licensed product. We will share future profits from the commercialization of licensed products in Japan with TESARO and we will have an option to market the products in Latin America. In connection with the TESARO License, we also acquired an equity position in TESARO. We recorded the equity position at $0.7 million, the estimated fair value based on a discounted cash flow model. In June 2011, TESARO completed an equity financing and as such, is no longer a variable interest entity as they have sufficient resources to carry out their principal activities without additional subordinated financial support.
     In accounting for the TESARO License, we determined that we did not have any continuing involvement in the development of rolapitant or any other future performance obligations and, as a result, recognized the $6.0 million up-front payment and the $0.7 million equity position as license revenue during the year ended December 31, 2010.

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
     Variable interest entities
     We have determined that we hold variable interests in two entities, Fabrus and CoCrystal. We made this determination as a result of our assessment that they do not have sufficient resources to carry out their principal activities without additional subordinated financial support.
     In order to determine the primary beneficiary of Cocrystal and Fabrus, we evaluated our investment as well as our investment combined with a related party group to identify who had the most power to control each entity and who received the largest benefits (or absorbed the most losses) from each entity. The related party group when considering our investment in Cocrystal includes OPKO and the Frost Group, LLC (the “Frost Group”). The Frost Group members include Frost Gamma Investments Trust, of which Phillip Frost, MD, our Chairman of our Board of Directors and Chief Executive Officer, is the sole trustee (the “Gamma Trust”), Dr. Jane H. Hsiao, who is the Vice Chairman of the Board of Directors and Chief Technical Officer, Steven D. Rubin who is Executive Vice President — Administration and a director of the Company and Rao Uppaluri who is the Chief Financial Officer of the Company. As of June 30, 2011 we own approximately 16% of Cocrystal and members of the Frost Group own approximately 42% of Cocrystal’s voting stock on an as converted basis, including 39% held by the Gamma Trust. Dr. Frost, Mr. Rubin, and Dr. Hsiao currently serve on the Board of Directors of Cocrystal and represent 50% of its board. The Gamma Trust can significantly influence Cocrystal through its board representation and voting power. As such, we have determined that the Gamma Trust is the primary beneficiary within the related party group.
     The related party group when considering our investment in Fabrus includes OPKO and the Gamma Trust, Hsu Gamma Investment, L.P., of which Jane Hsiao is the general partner (“Hsu Gamma”), and the Richard Lerner Family Trust. Dr.’s Frost, Hsiao and Lerner are all members of our Board of Directors. As of June 30, 2011, we own approximately 13% of Fabrus and Drs. Frost, Hsiao and Lerner own 24% of Fabrus’ voting stock on an as converted basis, including 16% held by the Gamma Trust. Dr.’s Frost and Hsiao currently serve on the Board of Managers of Fabrus and represent 40% of its board. The Gamma Trust can significantly influence the success of Fabrus through its board representation and voting power. As such, we have determined that the Gamma Trust is the primary beneficiary within the related party group. Because we have the ability to exercise significant influence over Cocrystal’s and Fabrus’ operations through our related party affiliates, we account for our investments in Cocrystal and Fabrus, under the equity method.
     We have not provided financial or other support to the variable interest entities other than those associated with our original investments in Cocrystal and Fabrus and we are not obligated to provide ongoing financial support to them.
     The following table reflects our maximum exposure to each of our investments:

Investee name	(in thousands)	Accounting method

Sorrento	$2,300	Equity method
Cocrystal	2,500	VIE, equity method
Fabrus	650	VIE, equity method
TESARO	731	Cost method
Less accumulated losses in investees	(1,941)

Total	$4,240

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
     As of June 30, 2011, we held money market funds and treasury securities that qualify as cash equivalents, marketable securities that consist of treasury securities, forward contracts for inventory purchases (Refer to Note 7) and contingent consideration related to the acquisition of CURNA (Refer to Note 5) that are required to be measured at fair value on a recurring basis. As of June 30, 2011, we held money market funds and treasury securities totaling $55.0 million, including treasury securities maturing July 14, 2011, July 21, 2011 and October 13, 2011, that are required to be measured at fair value on a recurring basis. The $55.0 million of treasury securities are recorded at amortized cost, which reflects their approximate fair value. Our other assets and liabilities carrying value approximate their fair value due to their short-term nature.
     Any future fluctuation in fair value related to these instruments that is judged to be temporary, including any recoveries of previous write-downs, would be recorded in accumulated other comprehensive income or loss. If we determine that any future valuation adjustment was other-than-temporary, we would record a charge to the consolidated statement of operations as appropriate.
     Our financial assets and liabilities measured at fair value on a recurring basis are as follows:

	Fair value measurements as of June 30, 2011
	Quoted prices
	in active	Significant
	markets for	other	Significant
	identical	observable	unobservable
	assets	inputs	inputs
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Money market funds	$21,789	$—	$—	$21,789
Treasury securities	54,998	—	—	54,998

Total assets	$76,787	$—	$—	$76,787

Liabilities:
Forward contracts	$—	$44	$—	$44
CURNA contingent considerations	—	—	580	580

Total liabilities	$—	$44	$580	$624

NOTE 7 DERIVATIVE CONTRACTS
     We enter into foreign currency forward exchange contracts to cover the risk of exposure to exchange rate differences arising from inventory purchases on letters of credit. Under these forward contracts, for any rate above or below the fixed rate, we receive or pay the difference between the spot rate and the fixed rate for the given amount at the settlement date.
     We record derivative financial instruments on our balance sheet at their fair value as an accrued expense and the changes in the fair value are recognized in income in other expense net when they occur, the only exception being derivatives that qualify as hedges. To qualify the derivative instrument as a hedge, we are required to meet strict hedge effectiveness and contemporaneous documentation requirements at the initiation of the hedge and assess the hedge effectiveness on an ongoing basis over the life of the hedge. At June 30, 2011, the forward contracts did not meet the documentation requirements to be designated as hedges. Accordingly, we recognize all changes in fair values in income.

     The outstanding contracts at June 30, 2011, have been recorded at fair value, and their maturity details are as follows:

(in thousands)		Fair value at	Unrealized gain
Days until maturity	Contract value	June 30, 2011	(loss)
0 to 30	$325	$332	$7
31 to 60	1,694	1,717	23
61 to 90	—	—	—
91 to 120	250	264	14
121 to 180	—	—	—
More than 180	—	—	—

Total	$2,269	$2,313	$44

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
     We have an unutilized $12.0 million line of credit with the Frost Group. On June 2, 2010 we repaid all amounts outstanding on the line of credit including $12 million in principal and $4.1 million in interest. The line of credit, which previously expired on January 11, 2011, was renewed on February 22, 2011 until March 31, 2012 on substantially the same terms as those in effect at the time of expiration. We have the ability to draw funds under the line of credit until its expiration in March 2012. We are obligated to pay interest upon maturity, capitalized quarterly, on outstanding borrowings under the line of credit at an 11% annual rate. The line of credit is collateralized by all of our U.S. personal property except our intellectual property.
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
     On July 20, 2010, we entered into a use agreement with TRSI for approximately 1,100 square feet of space in Jupiter, Florida to house our molecular diagnostics operations. Pursuant to the terms of the use agreement, which is effective as of November 1, 2009, gross rent is approximately $40 thousand per year for a two-year term which may be extended upon mutual agreement for one additional year. In June 2011, the Company entered into a letter agreement with TSRI pursuant to which it licensed approximately 120 square feet of additional space for three months on substantially the same terms as the use agreement.
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
     On June 16, 2009, we entered into an agreement to lease approximately 10,000 square feet of space in Hialeah, Florida to house manufacturing and service operations for our ophthalmic instrumentation business (the “Hialeah Facility”) from an entity controlled by Drs. Frost and Hsiao. Pursuant to the terms of a lease agreement, which is effective as of February 1, 2009, gross rent is $0.1 million per year for a one-year lease and was extended through December 31, 2011.
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
     On September 19, 2007, we entered into an exclusive technology license agreement with Winston Laboratories, Inc. (“Winston”). On February 23, 2010, we provided Winston notice of termination of the license agreement, and the agreement terminated on May 24, 2010. Previously, members of the Frost Group beneficially owned approximately 30% of Winston Pharmaceuticals, Inc., and Dr. Uppaluri, our Chief Financial Officer, served as a member of Winston’s board. Effective May 19, 2010, the members of the Frost Group sold 100% of Winston’s capital stock beneficially owned by them to an entity whose members include Dr. Joel E. Bernstein, the President and Chief Executive Officer of Winston. As consideration for the sale, the Frost Group members received an aggregate of $789,500 in cash and non-recourse promissory notes in the aggregate principal amount of $10,263,500. Dr. Uppaluri resigned from the Winston board effective May 19, 2010.
     We reimburse Dr. Frost for Company-related use by Dr. Frost and our other executives of an airplane owned by a company that is beneficially owned by Dr. Frost. We reimburse Dr. Frost in an amount equal to the cost of a first class airline ticket between the travel cities for each executive, including Dr. Frost, traveling on the airplane for Company-related business. We do not reimburse Dr. Frost for personal use of the airplane by Dr. Frost or any other executive; nor do we pay for any other fixed or variable operating costs of the airplane. For the three and six months ended June 30, 2011, we reimbursed Dr. Frost approximately $56 thousand and $113 thousand, respectively, for Company-related travel by Dr. Frost and other OPKO executives. For the three and six months ended June 30, 2010, we reimbursed Dr. Frost approximately $7 thousand and $25 thousand, respectively, for Company-related travel by Dr. Frost and other OPKO executives.

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

     Information regarding our operations and assets for the two segments and the unallocated corporate operations as well as geographic information are as follows:

	For the three months ended		For the six months ended
	June 30,		June 30,
(in thousands)	2011	2010	2011	2010
Product revenue
Pharmaceutical	$8,416	$5,273	$15,353	$10,585
Instrumentation	1,714	2,182	3,412	4,792

	$10,130	$7,455	$18,765	$15,377

Operating loss
Pharmaceutical	$(2,323)	$(1,415)	$(3,342)	$(2,059)
Instrumentation	(381)	(998)	(1,336)	(1,934)
Corporate	(2,458)	(3,114)	(5,570)	(5,600)

	$(5,162)	$(5,527)	$(10,248)	$(9,593)

Depreciation and amortization
Pharmaceutical	$895	$529	$1,719	$1,043
Instrumentation	149	444	279	888
Corporate	41	20	84	33

	$1,085	$993	$2,082	$1,964

Revenue
United States	$196	$172	$460	$369
Chile	6,463	4,257	12,219	9,194
Mexico	2,017	1,138	3,216	1,391
All others	1,454	1,888	2,870	4,423

	$10,130	$7,455	$18,765	$15,377

	As of
	June 30,	December 31,
	2011	2010
Assets
Pharmaceutical	$54,352	$51,599
Instrumentation	9,271	8,637
Corporate	96,796	17,610

	$160,419	$77,846

     During the three months ended June 30, 2011, our largest customer represented approximately 16% of our total revenue. As of June 30, 2010, our two largest customers represented approximately 15% and 13%, respectively, of our accounts receivable balance. During the six months ended June 30, 2011, our largest customer represented approximately 19% of our total revenue. As of June 30, 2010, our two largest customers represented approximately 15% and 13%, respectively, of our accounts receivable balance. As of June 30, 2011, our largest customer represented approximately 28% of our accounts receivable balance. As of December 31, 2010, two customers represented 32% and 11%, respectively, of our accounts receivable balance.
NOTE 11 COMMON STOCK ISSUANCE, REPURCHASE AND SERIES A PREFERRED STOCK REDEMPTION
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

The following table reflects the proceeds received from the issuance of shares:

(in thousands, except share amounts)	Shares		Dollars
Original issuance	27,000,000		$101,250
Over-allotment	2,397,029		8,989

Total	29,397,029		110,239

Underwriters discount and commissions(1)	5.5% on 24,064,029	shares	(4,963)
Offering expenses			(448)

Net proceeds			$104,828

(1)	The underwriters did not receive any underwriting discount or commissions on the sale of 5,333,000 shares of common stock to entities associated with certain stockholders, including two of our directors and executive officers. Refer to Note 8.
     On June 20, 2011, we repurchased 2,398,740 shares of our Common Stock for an aggregate purchase price of $7.8 million through a privately negotiated transaction with an early investor in Acuity Pharmaceuticals, Inc., a predecessor company of ours.
     On June 3, 2011, we redeemed all outstanding shares of our Series A Preferred Stock for an aggregate redemption price of $1.8 million, including accrued dividends.
NOTE 12 SUBSEQUENT EVENTS
     We have reviewed all subsequent events and transactions that occurred after the date of our June 30, 2011 consolidated balance sheet date, through the time of filing this Quarterly Report on Form 10-Q.

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
     We expect to incur substantial losses as we continue the development of our product candidates, continue our other research and development activities, and establish a sales and marketing infrastructure in anticipation of the commercialization of our diagnostic and pharmaceutical product candidates. We currently have limited commercialization capabilities, and it is possible that we may never successfully commercialize any of our diagnostic and pharmaceutical product candidates. We do not currently generate revenue from any of our diagnostic and pharmaceutical product candidates. Our research and development activities are budgeted to expand over a period of time and will require further resources if we are to be successful. As a result, we believe that our operating losses are likely to be substantial over the next several years. We may need to obtain additional funds to further develop our research and development programs, and there can be no assurance that additional capital will be available to us in the future when needed on acceptable terms, or at all.
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
RESULTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30, 2011 AND 2010
     Revenue. Revenue for the three months ended June 30, 2011, was $10.1 million, compared to $7.5 million for the comparable 2010 period. The increase in revenue during the three months ended June 30, 2011 is primarily due to revenue from our OPKO Chile and Exakta-OPKO pharmaceutical businesses as we expand the customer mix at those businesses. Revenue from our instrumentation business decreased from the 2010 period primarily as a result of decreased sales of our OCT/SLO product in international markets.

     Gross margin. Gross margin for the three months ended June 30, 2011, was $3.9 million compared to $2.6 million for the comparable period of 2010. Gross margin for the three months ended June 30, 2011, increased primarily as a result of the increased gross margin generated by our pharmaceutical businesses in Chile and Mexico, partially offset by decreased revenue and resulting decreased gross margin generated by our instrumentation business.
     Selling, general and administrative expense. Selling, general and administrative expense for the three months ended June 30, 2011, was $4.9 million compared to $5.6 million of expense for the comparable period of 2010. The decrease in selling, general and administrative expenses is primarily the result of decreased equity based compensation. Selling, general and administrative expenses during the three months ended June 30, 2011 and 2010 primarily include personnel expenses, including equity-based compensation expense of $0.3 million and $1.2 million, respectively, and professional fees.
     Research and development expense. Research and development expense during the three months ended June 30, 2011 and 2010, was $3.2 million and $1.6 million, respectively. The increase in research and development expense primarily is the result of increased personnel expenses including equity based compensation expense. The three months ended June 30, 2011 and 2010, include equity-based compensation expense of $1.4 million and $0.3 million, respectively. The increase in research and development expense during the three months ended June 30, 2011, was primarily the result of increased activities related to our molecular diagnostics development program and development of the technology acquired from CURNA.
     Other operating expenses. Other operating expenses were $1.0 million and $0.9 million, respectively, for the three months ended June 30, 2011 and June 30, 2010. Other operating expenses primarily include the amortization of intangible assets. Amortization expense during the three months ended June 30, 2011 includes the amortization expense of the CURNA intangible assets acquired in January 2011, offset by a portion of the OTI intangible assets that fully amortized in November 2010.
     Other income and expenses. Other expense was $0.1 million for the three months ended June 30, 2011 compared to $0.4 million for the comparable 2010 period. Other income and expense primarily consists of interest earned on our cash and cash equivalents, offset by foreign currency expense. Other expense during the 2010 period primarily reflects the interest incurred on our line of credit with The Frost Group LLC (the “Frost Group”). On June 2, 2010, we repaid all amounts outstanding on the Frost Group line of credit including $12.0 million in principal and $4.1 million in interest. The Frost Group members include a trust controlled by Dr. Frost, who is the Company’s Chief Executive Officer and Chairman of the Board of Directors, Dr. Jane H. Hsiao, who is the Vice Chairman of the Board of Directors and Chief Technical Officer, Steven D. Rubin who is Executive Vice President — Administration and a director of the Company and Rao Uppaluri who is the Chief Financial Officer of the Company.
     Income taxes. Our income tax provision reflects the income tax payable in Chile and Mexico. We have recorded a full valuation allowance against our deferred tax assets in the U.S.
FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010
          Revenue. Revenue for the six months ended June 30, 2011, was $18.8 million, compared to $15.4 million for the comparable 2010 period. The increase in revenue during the first six months of 2011 is primarily due to revenue from our OPKO Chile and Exakta-OPKO pharmaceutical businesses in Chile and Mexico. We acquired Exakta-OPKO in February 2010, and as a result, the 2010 period reflects revenue only after the acquisition occurred. Revenue from our instrumentation business decreased from the 2010 period primarily as a result of decreased sales of our OCT/SLO product in international markets
     Gross margin. Gross margin for the six months ended June 30, 2011, was $7.0 million compared to $5.0 million for the comparable period of 2010. Gross margin for the six months ended June 30, 2011, increased from the 2010 period primarily as a result of the increased gross margin generated by our pharmaceutical businesses in Chile and Mexico, partially offset by decreased revenue and resulting decreased gross margin generated by our instrumentation business.
          Selling, general and administrative expense. Selling, general and administrative expense for the six months ended June 30, 2011, was $10.5 million compared to $9.9 million of expense for the comparable period of 2010. The increase in selling, general and administrative expenses is primarily the result of increased warehousing and distribution costs for our Chilean operations, increased equity based compensation expense and a full period of selling, general and administrative expenses for our operations in Mexico. Selling, general and administrative expenses during the first six months of 2011 and 2010 primarily include personnel expenses, including equity-based compensation expense of $1.7 million and $2.2 million, respectively, and professional fees.
          Research and development expense. Research and development expense during the six months ended June 30, 2011 and 2010, was $4.8 million and $2.9 million, respectively. The increase in research and development expense primarily is the result of increased personnel expenses including equity based compensation expense. The six months ended June 30, 2011 and 2010, include equity-based compensation expense of $1.8 million and $0.5 million, respectively. During the six months ended June 30, 2011, research and development expense primarily consisted of activities related to our molecular diagnostics development program, research and development expense for our instrumentation business including the development of next generation devices, and development of the technology acquired from CURNA. Research and development expense for the six month period ended June 30, 2010 primarily included activities related to our rolapitant development program, which we out-licensed in December 2010, our molecular diagnostics development program and research and development activities for our instrumentation business.
          Other operating expenses. Other operating expenses was $1.9 million for the six months ended June 30, 2011 compared to $1.8 million for the six months ended June 30, 2010. Other operating expenses primarily include the amortization of intangible assets. Amortization expense during the six months ended June 30, 2011 includes the amortization expense of the CURNA intangible assets acquired in January 2011, offset by a portion of the OTI intangible assets that fully amortized in November 2010.
          Other income and expenses. Other income, net was $0.1 million for the first six months of 2011 compared to other expense, net of $0.7 million for the comparable 2010 period. Other income and expenses primarily consists of interest earned on our cash and cash equivalents offset by foreign currency expense for the 2011 period, compared to the 2010 period which primarily reflects the interest incurred on our line of credit with the Frost Group. On June 2, 2010, we repaid all amounts outstanding on the Frost Group line of credit including $12.0 million in principal and $4.1 million in interest.
          Income taxes. Our income tax provision reflects the income tax payable in Chile and Mexico. We have recorded a full valuation allowance against our deferred tax assets in the U.S.
LIQUIDITY AND CAPITAL RESOURCES
     At June 30, 2011, we had cash, cash equivalents and marketable securities of approximately $93.8 million. Cash used in operations during 2011 primarily reflects expenses related to research and development activities, selling, general and administrative activities related to our corporate and instrumentation operations, as well as our operations in Chile and Mexico. Since our inception, we have not generated sufficient gross margins to offset our operating and other expenses and our primary source of cash has been from the sale of our stock and credit facilities available to us.
     On June 20, 2011, we repurchased 2,398,740 shares of our Common Stock for an aggregate purchase price of $7.8 million through a privately negotiated transaction with an early investor in Acuity Pharmaceuticals, Inc., a predecessor company of ours.
     On June 3, 2011, we redeemed all outstanding shares of our Series A Preferred Stock for an aggregate redemption price of $1.8 million, including accrued dividends.
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
     We have outstanding lines of credit in the aggregate amount of $14.6 million with nine financial institutions in Chile, of which, approximately $3.3 million is unused. These lines of credit are used primarily as a source of working capital and for inventory purchases. The average interest rate on these lines of credit is approximately 8%. These lines of credit are short term and are generally due within three months. The highest balance at any time during the three months ended June 30, 2011, was $14.7 million. We intend to continue to enter into these lines of credit as needed. There is no assurance that this or other funding sources will be available to us on acceptable terms, or at all.
     We currently have an unutilized $12.0 million line of credit with the Frost Group. The line of credit, which previously expired on January 11, 2011, was renewed on February 22, 2011 on substantially the same terms as those in effect at the time of expiration. We are obligated to pay interest upon maturity, capitalized quarterly, on outstanding borrowings under the line of credit at an 11% annual rate, which is due March 31, 2012. The line of credit is collateralized by all of our U.S. based personal property except our intellectual property. As of June 30, 2011, there were no amounts outstanding under this line of credit.
     We expect to incur losses from operations for the foreseeable future. We expect to incur substantial research and development expenses, including expenses related to the hiring of personnel and additional clinical trials. We expect that selling, general and administrative expenses will also increase as we expand our sales, marketing and administrative staff and add infrastructure.
     We believe the cash, cash equivalents, and marketable securities on hand at June 30, 2011 and the amounts available to be borrowed under our lines of credit are sufficient to meet our anticipated cash requirements for operations and debt service beyond the next 12 months. We based this estimate on assumptions that may prove to be wrong or are subject to change, and we may be required to use our available cash resources sooner than we currently expect. If we acquire additional assets or companies, accelerate our product development programs or initiate additional clinical trials, we will need additional funds. Our future cash requirements will depend on a number of factors, including possible acquisitions, the continued progress of research and development of our product candidates, the timing and outcome of clinical trials and regulatory approvals, the costs involved in preparing, filing, prosecuting, maintaining, defending, and enforcing patent claims and other intellectual property rights, the status of competitive products, and our success in developing markets for our product candidates. If we are not able to secure additional funding when needed, we may have to delay, reduce the scope of, or eliminate one or more of our clinical trials or research and development programs.
     We intend to finance additional research and development projects, clinical trials and our future operations with a combination of available cash on hand, payments from potential strategic research and development, licensing and/or marketing arrangements, public offerings, private placements, debt financing and revenues from future product sales, if any. There can be no assurance, however, that additional capital will be available in the future to us on acceptable terms, or at all.
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
     Allowance for doubtful accounts and revenue recognition. Generally, we recognize revenue from product sales when goods are shipped and title and risk of loss transfer to our customers. Certain of our products are sold directly to end-users and require that we deliver, install and train the staff at the end-users’ facility. As a result, we do not recognize revenue until the product is delivered, installed and training has occurred. Return policies in certain international markets for our medical device products provide for stringent guidelines in accordance with the terms of contractual agreements with customers. Our estimates for sales returns are based upon the historical patterns of products returned matched against the sales from which they originated, and management’s evaluation of specific factors that may increase the risk of product returns. We analyze accounts receivable and historical bad debt levels, customer credit worthiness and current economic trends when evaluating the adequacy of the allowance for doubtful accounts using the specific identification method. Our reported net loss is directly affected by management’s estimate of the collectability of accounts receivable. The allowance for doubtful accounts recognized in our consolidated balance sheets at June 30, 2011 and December 31, 2010 was $1.1 million and $1.2 million, respectively.
     Recent accounting pronouncements: In June 2011, the Financial Accounting Standards Board, or FASB, issued an amendment to the accounting guidance for presentation of comprehensive income. Under the amended guidance, a company may present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In either case, a company is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. Regardless of choice in presentation, the company is required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented. For public companies, the amendment is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, and shall be applied retrospectively. Early adoption is permitted. Other than a change in presentation, the adoption of this update is not expected to have a material impact on our consolidated financial statements.
     In May 2011, the FASB amended the accounting guidance for fair value to develop common requirements between GAAP and International Financial Reporting Standards. The amendments clarify the FASB’s intent about the application of existing fair value measurement and disclosure requirements and in some instances change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. Notable changes under the amended guidance include: (i) application of the highest and best use and valuation premise concepts solely for non-financial assets and liabilities; (ii) measuring the fair value of an instrument classified in a reporting entity’s shareholders’ equity; and (iii) disclosing quantitative information about unobservable inputs used in the fair value measurement within Level 3 of the fair value hierarchy. For public entities, the amendment is effective for interim and annual periods beginning after December 15, 2011. Early application is not permitted. We are currently evaluating the disclosure requirements related to providing quantitative information about unobservable inputs used to measure the fair value of its contingent consideration liability.

     In December 2010, the Financial Accounting Standards Board, or FASB, issued an amendment to the disclosure of supplementary pro forma information for business combinations. The amendment specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendment also expands the supplemental pro forma disclosures under current accounting guidance to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendment is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The adoption of this amendment did not have a material impact on our financial statement disclosures.
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
     Our derivative activities, which consist of foreign exchange forward contracts, are initiated to hedge forecasted cash flows that are exposed to foreign currency risk. The foreign exchange forward contracts generally require us to exchange local currencies for foreign currencies based on pre-established exchange rates at the contracts’ maturity dates. As exchange rates change, gains and losses on these contracts are generated based on the change in the exchange rates that are recognized in the consolidated statement of operations at maturity, and offset the impact of the change in exchange rates on the foreign currency cash flows that are hedged. If the counterparties to the exchange contracts do not fulfill their obligations to deliver the contracted currencies, we could be at risk for currency related fluctuations. We enter into these contracts with counterparties that we believe to be creditworthy and we do not enter into any leveraged derivative transactions. We had $2.3 million in foreign exchange forward contracts outstanding at June 30, 2011, primarily to hedge Chilean-based operating cash flows against US dollars. If Chilean pesos were to strengthen in relation to the US dollar, our hedged foreign currency cash-flows expense would be offset by a loss on the derivative contracts, with a net effect of zero.
     We do not engage in trading market risk sensitive instruments or purchasing hedging instruments or “other than trading” instruments that are likely to expose us to significant market risk, whether interest rate, foreign currency exchange, commodity price or equity price risk.

     Interest Rate Risk — Our exposure to market risk relates to our cash and investments and to our borrowings. We maintain an investment portfolio of money market funds and treasury securities. The securities in our investment portfolio are not leveraged, and are, due to their very short-term nature, subject to minimal interest rate risk. We currently do not hedge interest rate exposure. Because of the short-term maturities of our investments, we do not believe that a change in market interest rates would have a significant negative impact on the value of our investment portfolio except for reduced income in a low interest rate environment. At June 30, 2011, we had cash, cash equivalents and marketable securities of $93.8 million. The weighted average interest rate related to our cash and cash equivalents for the three months ended June 30, 2011 was 0%. As of June 30, 2011, the principal value of our credit lines was $14.6 million, and have a weighted average interest rate of approximately 6% for the six months then ended.
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
Item 4. Controls and Procedures
Disclosure Controls and Procedures
     The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Securities and Exchange Commission (“SEC”) Rule 13a-15(e) as of June 30, 2011. Based on that evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures are effective to ensure that information the Company is required to disclose in reports that it files or submits under the Securities Exchange Act is accumulated and communicated to management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.
Changes to the Company’s Internal Control Over Financial Reporting
     There have been no changes to the Company’s internal control over financial reporting that occurred during the Company’s second quarter of 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     We are a party to litigation in the ordinary course of business. We do not believe that any such litigation will have a material adverse effect on our business, financial condition or results of operations.
Item 1A. Risk Factors
     There have been no material changes from the risk factors as previously disclosed in the Item 1A of the Company Annual Report on Form 10-K for the year ended December 31, 2010.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     On June 20, 2011, we repurchased 2,398,740 shares of our Common Stock for an aggregate purchase price of $7.8 million through a privately negotiated transaction with an early investor in Acuity Pharmaceuticals, Inc., a predecessor company of ours.
     Issuer Purchases of Equity Securities:

			(c)	(d)
	(a)	(b)	Total number of shares	Maximum number of shares that
	Total number of	Average price	purchased as part of publicly	may yet be purchased under the
Period	shares purchased	paid per share	announced plans or programs	plans or programs
April 1-30, 2011	0	$0	0	0
May 1-31, 2011	0	$0	0	0
June 1-30, 2011	2,398,740	$3.27	0	0
Total	2,398,740	$3.27	0	0
Item 3. Defaults Upon Senior Securities
     None.
Item 4. (Removed and Reserved)
Item 5. Other Information
     None.
Item 6. Exhibits.

Exhibit 1.1(6)	Underwriting Agreement dated March 9, 2011, by and among OPKO Health, Inc., Jefferies & Company, Inc. and J.P. Morgan Securities LLC, as representatives for the underwriters named therein.

Exhibit 2.1(1)	Merger Agreement and Plan of Reorganization, dated as of March 27, 2007, by and among Acuity Pharmaceuticals, Inc., Froptix Corporation, eXegenics, Inc., e-Acquisition Company I-A, LLC, and e-Acquisition Company II-B, LLC.

Exhibit 2.2(4)+	Securities Purchase Agreement dated May 2, 2008, among Vidus Ocular, Inc., OPKO Instrumentation, LLC, OPKO Health, Inc., and the individual sellers and noteholders named therein.

Exhibit 2.3(5)	Purchase Agreement, dated February 17, 2010, among Ignacio Levy García and José de Jesús Levy García, Inmobiliaria Chapalita, S.A. de C.V., Pharmacos Exakta, S.A. de C.V., OPKO Health, Inc., OPKO Health Mexicana S. de R.L. de C.V., and OPKO Manufacturing Facilities S. de R.L. de C.V.

Exhibit 2.4(7+)	Agreement and Plan of Merger, dated January 28, 2011, among CURNA Inc., KUR, LLC, OPKO Pharmaceuticals, LLC, OPKO CURNA, LLC, and certain individuals named therein.

Exhibit 3.1(2)	Amended and Restated Certificate of Incorporation.

Exhibit 3.2(3)	Amended and Restated By-Laws.

Exhibit 4.1(1)	Form of Common Stock Warrant.

Exhibit 31.1	Certification by Phillip Frost, Chief Executive Officer, pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended June 30, 2011.

Exhibit 31.2	Certification by Rao Uppaluri, Chief Financial Officer, pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended June 30, 2011.

Exhibit 32.1	Certification by Phillip Frost, Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended June 30, 2011.

Exhibit 32.2	Certification by Rao Uppaluri, Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended June 30, 2011.

Exhibit 101*	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Financial Statements, tagged as blocks of text.

+	Certain confidential material contained in the document has been omitted and filed separately with the Securities and Exchange Commission.

*	As provided in Rule 406T of Regulation S-T, this information is furnished herewith and not filed for purposes of sections 11 and 12 of the Securities Act of 1933, as amended, or section 18 of the Securities Exchange Act of 1934, as amended.

(1)	Filed with the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 2, 2007, and incorporated herein by reference.

(2)	Filed with the Company’s Current Report on Form 8-A filed with the Securities and Exchange Commission on June 11, 2007, and incorporated herein by reference.

(3)	Filed with the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2008 and incorporated herein by reference.

(4)	Filed with the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 8, 2008 for the Company’s three-month period ended June 30, 2008, and incorporated herein by reference.

(5)	Filed with the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 10, 2010 for the Company’s three-month period ended March 31, 2010, and incorporated herein by reference.

(6)	Filed with the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 10, 2011, and incorporated herein by reference.

(7)	Filed with the Company’s Quarterly Report on Form 10-Q/A filed with the Securities and Exchange Commission on July 5, 2011 for the Company’s three-month period ended March 31, 2011, and incorporated herein by reference.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 8, 2011	OPKO Health, Inc.

/s/ Adam Logal Adam Logal
Executive Director of Finance, Chief Accounting
Officer and Treasurer

Exhibit Index

Exhibit Number	Description

Exhibit 31.1	Certification by Phillip Frost, Chief Executive Officer, pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended June 30, 2011.

Exhibit 31.2	Certification by Rao Uppaluri, Chief Financial Officer, pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended June 30, 2011.

Exhibit 32.1	Certification by Phillip Frost, Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended June 30, 2011.

Exhibit 32.2	Certification by Rao Uppaluri, Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended June 30, 2011.

Exhibit 101*	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Financial Statements, tagged as blocks of text.

*	As provided in Rule 406T of Regulation S-T, this information is furnished herewith and not filed for purposes of sections 11 and 12 of the Securities Act of 1933, as amended, or section 18 of the Securities Exchange Act of 1934, as amended.