Form 10-K
period 2011-12-31
Opko Health, Inc.
filed 2012-03-15
CIK 944809

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 001-33528

OPKO HEALTH, INC.

(Exact Name of Registrant as Specified in Its Charter)

DELAWARE	75-2402409
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

4400 Biscayne Blvd., Miami, FL 33137

(Address of Principal Executive Offices, Zip Code)

Registrant’s Telephone Number, Including Area Code: (305) 575-4100

Securities registered pursuant to section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $.01 par value per share	New York Stock Exchange

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, as of the last business day of the registrant’s most recently completed second fiscal quarter was: $496,398,545.

As of March 8, 2012 the registrant had 295,061,572 shares of common stock outstanding.

Documents Incorporated by Reference

Portions of the registrant’s definitive proxy statement for its 2012 Annual Meeting of Stockholders are incorporated by reference in Items 10, 11, 12, 13, and 14 of Part III of this Annual Report on Form 10-K.

		Page

Part I.

Item 1.	Business	6

Item 1A.	Risk Factors	20

Item 1B.	Unresolved Staff Comments	41

Item 2.	Properties	41

Item 3.	Legal Proceedings	42

Item 4.	Mine Safety Disclosures	42

Part II.

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	43

Item 6.	Selected Financial Data	45

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	46

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk	52

Item 8.	Financial Statements and Supplementary Data	54

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	90

Item 9A.	Controls and Procedures	90

Item 9B.	Other Information	91

Part III.

Item 10.	Directors, Executive Officers and Corporate Governance

Item 11.	Executive Compensation

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Item 14.	Principal Accounting Fees and Services

Part IV.

Item 15.	Exhibits, Financial Statement Schedules	93

Signatures		97

Certifications

EX-2.6

EX-21

EX-23.1

EX-31.1

EX-31.2

EX-32.1

EX-32.2

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

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

Risks and uncertainties, the occurrence of which could adversely affect our business, include the following:

•	We have a history of operating losses and we do not expect to become profitable in the near future.

•	Our technologies are in an early stage of development and are unproven.

•	Our business is substantially dependent on our ability to develop, launch and generate revenue from our pharmaceutical and diagnostic programs.

•	Our drug research and development activities may not result in commercially viable products.

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

•	We may not meet regulatory quality standards applicable to our manufacturing and quality processes.

•	Even if we receive regulatory approval to market our product candidates, the market may not be receptive to our products.

•	The loss of Phillip Frost, our Chairman and Chief Executive Officer, could have a material adverse effect on our business and development.

•	If we fail to attract and retain key management and scientific personnel, we may be unable to successfully develop or commercialize our product candidates.

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

•

We have no experience manufacturing our pharmaceutical product candidates other than at our Israeli and Mexican facilities and we therefore rely on third parties to manufacture and supply our pharmaceutical product candidates, and would need to meet various standards necessary to satisfy FDA regulations if and when we commence manufacturing.

•

We currently have no pharmaceutical or diagnostic marketing, sales or distribution capabilities other than in Chile and Mexico for sales in those countries and our API business in Israel. If we are unable to develop our sales and marketing and distribution capability on our own or through collaborations with marketing partners, we will not be successful in commercializing our pharmaceutical product candidates.

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

•	Our commercial success depends significantly on our ability to operate without infringing the patents and other proprietary rights of third parties.

•	Adverse results in material litigation matters or governmental inquiries could have a material adverse effect upon our business and financial condition.

•	Medicare prescription drug coverage legislation and future legislative or regulatory reform of the health care system may affect our ability to sell our products profitably.

•	Failure to obtain regulatory approval outside the United States will prevent us from marketing our product candidates abroad.

•	We may not have the funding available to pursue acquisitions.

•	Acquisitions may disrupt our business, distract our management and may not proceed as planned; and we may encounter difficulties in integrating acquired businesses.

•	Non-U.S. governments often impose strict price controls, which may adversely affect our future profitability.

•	Political, economic, and military instability in Israel could adversely impact our operations.

•	Our business may become subject to legal, economic, political, regulatory and other risks associated with international operations.

•	The market price of our common stock may fluctuate significantly.

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

PART I

Unless the context otherwise requires, all references in this Annual Report on Form 10-K to the “Company”, “OPKO”, “we”, “our”, “ours”, and “us” refer to OPKO Health, Inc., a Delaware corporation, including our wholly-owned subsidiaries.

ITEM 1.	BUSINESS

OVERVIEW

We are a multi-national pharmaceutical and diagnostics company that seeks to establish industry-leading positions in large and rapidly growing medical markets by leveraging our discovery, development and commercialization expertise and our novel and proprietary technologies. Our current focus is on conditions with major unmet medical needs. We are developing a range of solutions to diagnose, treat and prevent various conditions, including molecular diagnostics tests, point-of-care tests, and proprietary pharmaceuticals and vaccines. We plan to commercialize these solutions on a global basis in large and high growth markets, including emerging markets. We have already established emerging markets pharmaceutical platforms in Chile and Mexico, which are generating revenue and which we expect to generate positive cash flow and facilitate future market entry for our products currently in development. We also recently acquired a specialty active pharmaceutical ingredients (“APIs”) manufacturer in Israel, which is currently generating revenue and positive cash flow, and which we expect will play a valuable role in the development of our pipeline of peptoids and other molecules for our proprietary molecular diagnostic and therapeutic products. We continue to actively explore opportunities to acquire complementary pharmaceuticals, compounds, technologies, and businesses.

Our lead program is an innovative molecular diagnostics platform for the development and commercialization of accurate, easy-to-use, blood-based tests for conditions where we believe no objective diagnostic test currently exists or where presently available tests are characterized by invasive procedures or low levels of accuracy. Our platform utilizes an innovative method for the rapid identification in small blood samples of disease-specific antibodies that can serve as diagnostic biomarkers for a wide range of diseases. We have demonstrated in initial studies that our platform has the ability to identify diagnostic biomarkers for a wide range of diseases to which the immune system reacts, including cancers, autoimmune diseases, neurodegenerative diseases and infectious diseases. This technology platform may also allow for the development of vaccines and highly targeted therapeutic agents. Our most advanced molecular diagnostic test utilizing this technology is a simple blood test for Alzheimer’s disease, a debilitating neurodegenerative disease for which there are limited diagnostic options available today. Based on initial clinical work, as described in the journal Cell in January 2011, our Alzheimer’s test demonstrated an ability to identify and differentiate Alzheimer’s patients by detecting elevated levels of antibodies that appear to be unique to Alzheimer’s disease. We are currently conducting a broader validation study that we expect to be completed by mid-2012 and we expect to begin marketing our test for Alzheimer’s disease in 2013. We believe that this test could initially be useful in stratifying patients for ongoing clinical trials of potential Alzheimer’s drugs as well as to confirm the diagnosis in a clinical setting and to track the progression of the disease or effectiveness of a therapeutic in a clinical trial. In December 2010 we entered into a non-exclusive collaboration agreement with Bristol-Myers Squibb Company (“BMS”) to investigate the utility of our diagnostic technology for the diagnosis of Alzheimer’s disease and for identifying individuals with early stage cognitive impairment that are likely to progress to Alzheimer’s disease. In addition to Alzheimer’s disease, we are developing a pipeline of diagnostic tests for other conditions such as non-small cell lung cancer and pancreatic cancer. We anticipate entering into additional collaboration agreements regarding our diagnostic pipeline tests and expect to commercially launch up to three diagnostic tests over the next three years.

We also recently acquired a novel diagnostic instrument system that provides rapid, high performance blood test results and enables complex tests to be run in point-of-care settings. The instrument, a novel microfluidics-based system consisting of a disposable test cassette that resembles a credit card and a small desktop analyzer, provides high performance blood test results within minutes and permits the transition of complex immunoassays and other tests from the centralized reference laboratory to the physician’s office or hospital nurses station. We expect this point-of-care instrument system to provide near-term commercialization opportunities through the transition of existing laboratory-based tests, including prostate specific antigen (“PSA”), vitamin D and testosterone, to our point-of-care system. We are also developing a pipeline of additional tests, including an expanded PSA panel that will include our next generation prostate cancer tests. Longer term, we believe that this instrument system will serve as a platform for the commercialization of our proprietary molecular diagnostics tests. We believe that there are many other important applications for our point-of-care technology as well, including infectious disease, cardiology, women’s health, and companion diagnostics.

We have already obtained a CE Mark for our point-of-care diagnostic test for PSA using our system in Europe and we intend to launch the PSA test in Europe in the second half of 2012. In December 2011, we commenced a multi-center study in the U.S. for the PSA test which is designed for 510(k) clearance and potential waiver under The Clinical Laboratory Improvement Amendments of 1988 (a “CLIA-waiver”). We intend to submit our application to the Food and Drug Administration (the “FDA”) for clearance of the PSA test in 2012 and expect to begin marketing the test in the U.S. in 2013.

Our product pipeline also includes several pharmaceutical compounds and technologies in research and development for a broad range of indications and conditions. We believe that our up-regulating oligonucleotide therapeutics technology, or AntagoNAT, has the potential to create new drugs for the treatment of a wide variety of illnesses, including cancer, heart disease, metabolic disorders and a range of genetic disorders. We have a variety of therapeutic agents for respiratory disorders in clinical development, including products for asthma, chronic obstructive pulmonary disease (“COPD”), and chronic cough. We are also developing a protein-based influenza vaccine designed to offer multi-season and multi-strain protection, that we believe will offer more effective and longer lasting protection against influenza, in addition to more rapid and efficient production than existing influenza vaccine technologies. In addition to these development programs, we have growing pharmaceutical businesses in Chile, Mexico, and Israel.

We have a highly experienced management team that we believe has demonstrated an ability to successfully build and manage pharmaceutical businesses. Our Chairman and Chief Executive Officer, Dr. Phillip Frost, founded and served as Chairman and Chief Executive Officer of IVAX Corporation (“IVAX”), a multi-national pharmaceutical company, from 1987 until the acquisition of IVAX by Teva Pharmaceutical Industries, Limited (“Teva”) in January 2006. Dr. Frost currently serves as Chairman of the Board of Teva. Prior to Ivax, Dr. Frost founded and served as Chairman of the Board of Directors of Key Pharmaceuticals, Inc. from 1972 until the acquisition of Key Pharmaceuticals by Schering Plough Corporation in 1986. Our other senior executive officers, including Dr. Jane Hsiao, our Vice Chairman and Chief Technology Officer, Steven Rubin, our Executive Vice President, Administration, and Dr. Rao Uppaluri, our Senior Vice President and Chief Financial Officer, are former executive officers of IVAX. Based on their experience in the industry, we believe that our management team has extensive development, regulatory and commercialization expertise and relationships that provide access to commercial opportunities.

GROWTH STRATEGY

We expect our future growth to come from leveraging our proprietary technology and development strengths, and opportunistically pursuing complementary, accretive, or strategic acquisitions and investments.

We have under development a broad and diversified portfolio of diagnostic tests, vaccines and small molecules, targeting a broad range of unmet medical needs. We intend to continue to leverage our proprietary technology and our strengths in all phases of pharmaceutical research and development to further develop and commercialize our portfolio of proprietary pharmaceutical and diagnostic products. In support of our strategy, we intend to:

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

Corporate Information

We were originally incorporated in Delaware in October 1991 under the name Cytoclonal Pharmaceutics, Inc., which was later changed to eXegenics, Inc. On March 27, 2007, we were part of a three-way merger with Froptix Corporation (“Froptix”), a research and development company, and Acuity Pharmaceuticals, Inc. (“Acuity”), a research and development company. This transaction was accounted for as a reverse merger between Froptix and eXegenics, with the combined company then acquiring Acuity. eXegenics was previously involved in the research, creation, and development of drugs for the treatment and prevention of cancer and infectious diseases; however, eXegenics had been a public shell company without any operations since 2003. On June 8, 2007, we changed our name to OPKO Health, Inc.

Our shares are publicly traded on the NYSE under the ticker “OPK”. Our principal executive offices are located in Miami, Florida. We lease office and lab space in Jupiter, Florida, and Miramar, Florida, which is where our molecular diagnostics research and development and oligonucleotide research and development operations are based, respectively. We have leased office, manufacturing, and warehouse space in Woburn, Massachusetts for our point-of-care diagnostics business, and in Nesher, Israel for our API business. Our Chilean operations are located in leased offices in Santiago, Chile, and we own an office and manufacturing facility, and lease a warehouse facility in Guadalajara, Mexico.

We currently manage our operations in one reportable segment, pharmaceutical. The pharmaceutical segment consists of two operating segments, our (i) pharmaceutical research and development segment which is focused on the research and development of pharmaceutical products, diagnostic tests and vaccines, and (ii) the pharmaceutical operations we acquired in Chile, Mexico and Israel through the acquisition of OPKO Chile, Exakta-OPKO and FineTech. There are no inter-segment sales. We evaluate the performance of each segment based on operating profit or loss. There is no inter-segment allocation of interest expense and income taxes.

In October 2011, we completed the sale of our ophthalmic instrumentation business to OPTOS, Inc., a subsidiary of Optos plc. In connection with the sale of the business, we received $17.5 million in cash at closing and are eligible to receive royalties on future sales of instrumentation products. Prior to the sale of the business, we had a second reporting segment which consisted of ophthalmic instrumentation devices and the activities related to the research, development, manufacture, and commercialization of such products. The assets and liabilities related to our instrumentation business had identifiable cash flows that are independent of the cash flows of other groups of assets and liabilities and we will not have a significant continuing involvement with the related products beyond one year after the closing of the transaction. Therefore, the accompanying Consolidated Balance Sheets report the assets and liabilities related to our instrumentation business as discontinued operations in all periods presented, and the results of operations related to our instrumentation business have been classified as discontinued operations in the accompanying Consolidated Statements of Operations for all periods presented. In connection with the classification of our ophthalmic instrumentation business as discontinued operations, we also reclassified activities related to our Aquashunt development program to our pharmaceutical research and development operating segment.

CURRENT PRODUCT CANDIDATES AND RELATED MARKETS

Diagnostics

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

Currently it is estimated that over five million people in the United States, and over 35 million people worldwide, have Alzheimer’s disease and the national cost of caring for people with Alzheimer’s and other dementias was estimated to be $172 billion in 2010 in the United States alone. By 2050, it is estimated that between 11 and 16 million people in the United States over the age of 65 will have Alzheimer’s, and the global prevalence of people living with Alzheimer’s and other dementias is expected to be greater than 115 million. Currently there are no specific tests to detect Alzheimer’s disease and follow its progression. Current diagnosis tools such as behavioral and cognitive measurements, brain scans and spinal fluid analysis have limited diagnostic accuracy, may not detect early stage disease, and in the case of spinal fluid analysis are highly invasive. Definitive diagnosis can currently be made only from examination of postmortem brain tissue samples. An effective early diagnostic blood test would provide a significant breakthrough in supporting definitive early diagnosis.

As reported in the January 2011 edition of the journal Cell, we demonstrated in a preliminary study that we were able to identify unique biomarkers from serum samples of known Alzheimer’s disease patients, and then using these biomarkers we were able to distinguish patients with Alzheimer’s disease from healthy controls and patients with lupus. In December 2010, we entered into a collaboration agreement with BMS, under which we and BMS are investigating the utility of our novel technology for the diagnosis of Alzheimer’s disease and for identifying individuals with early stage cognitive impairment that are likely to progress to Alzheimer’s disease. We have conducted a validation study of 140 patients, and we are expanding the study to include 200 additional patients consisting of a mixture of individuals with Alzheimer’s disease, patients with other conditions and matched controls. We expect to complete this study by mid-2012 and we expect to begin marketing our diagnostic test for Alzheimer’s disease in 2013.

In addition to Alzheimer’s disease, we are also pursuing the development of diagnostic tests for non-small cell lung cancer, pancreatic and other cancers, and diseases for which early detection could lead to earlier therapy and dramatically improved outcomes. We have conducted preliminary studies in pancreatic cancer and non-small cell lung cancer patient samples that we believe demonstrate the ability of our technology to identify biomarkers with diagnostic utility for these conditions. We plan to conduct additional studies in larger patient populations to further validate diagnostic tests for these and other conditions. We expect to complete a validation study of an initial cancer diagnostic test in 2012 and we expect to begin marketing an initial cancer diagnostic test in 2014. We anticipate entering into additional collaboration agreements regarding our diagnostic tests and expect to commercially launch up to three diagnostic tests over the next three years.

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

Point-of-Care Diagnostics

In October 2011, we acquired Claros Diagnostics, Inc. (“Claros”), which has developed a novel diagnostic instrument system that provides rapid, high performance blood test results and enables tests to be run in point-of-care settings. The instrument, a microfluidics-based diagnostic test system consisting of a disposable test cassette that resembles a credit card and a small but sophisticated desktop analyzer, provides high performance quantitative blood test results within minutes and permits the transition of complex immunoassays and other tests from the centralized reference laboratory to the physician’s office or hospital nurses station. The technology requires only a finger stick drop of blood introduced into the cassette, which can simultaneously run, or multiplex, up to 20 separate tests.

We have already obtained a CE Mark for our point-of-care diagnostic test for PSA using this system in Europe, and we plan to launch the PSA test in Europe in the second half of 2012. In December 2011, we commenced a multi-center clinical study of our PSA test in the U.S. The study will test PSA levels over a 6-month period and is intended to demonstrate equivalence with results obtained with larger laboratory instrumentation. Up to 5 sites within the U.S. are participating and expected enrollment is approximately 400 patients. The clinical trial is designed for both 510(k) clearance and potential CLIA-waiver of the test. We expect to submit a 510(k) to the FDA for the PSA test by the end of 2012 and begin marketing the PSA test in the U.S. in 2013.

We are also developing our next generation prostate cancer tests for our point-of-care system utilizing biomarkers in the kallikrein family to which we have obtained exclusive rights. We believe that the biomarkers, developed by investigators at the University of Malmo, Sweden, University of Turku, Finland, and Memorial Sloan Kettering Cancer Center, New York, when used together with PSA, can reduce the need for prostate biopsies by over fifty percent (50%). Research results indicate that these markers can predict initial biopsy results in men suspected of having prostate cancer; they have been tested in over 8,000 men and were independently validated in the European Randomized Study of Prostate Cancer Screening (Rotterdam). The value of PSA testing in men who would otherwise not be screened was assessed in the European Randomized Study of Prostate Cancer. Approximately 182,000 men in seven European countries were randomized for PSA screening or to serve as controls. At a median follow-up of approximately 9 years, PSA screening was associated with a 20% reduction in deaths from prostate cancer. Despite this finding, it is noted that 48 men would need to be treated to prevent one death from prostate cancer. Although quite specific to the prostate gland, PSA is not specific for prostate cancer. As a result, in the U.S., an estimated 750,000 men receive unnecessary prostate biopsies annually. We believe that by combining the PSA test and our novel kallikrein markers in a panel, our test should yield significantly greater accuracy and should provide us with a unique opportunity to greatly improve the value of prostate cancer screening.

In addition to the next generation prostate cancer tests, we are developing additional panels for our point-of-care system, including testosterone and vitamin D, and we believe that there are many more applications for the technology, including infectious disease, cardiology, women’s health, and companion diagnostics. We are also evaluating the ability to use the point-of-care diagnostic system to run our antibody-based tests, and expect to leverage this platform to commercialize these tests.

Pharmaceutical Business

We presently have several pharmaceutical compounds and technologies in research and development for a broad range of indications and conditions. Our product development candidates are in various stages of development.

APIs

In December 2011, we completed the acquisition of FineTech Pharmaceutical, Ltd. (“FineTech”), an Israeli company that develops and produces high value, high potency specialty APIs. Through its FDA registered facility in Nesher, Israel, FineTech currently manufactures commercial APIs for sale or license to pharmaceutical companies in the U.S., Canada, Europe and Israel. We believe that FineTech’s significant know-how and experience with analytical chemistry and organic syntheses, together with its production capabilities, will play a valuable role in the development of our pipeline of proprietary peptoids and other molecules for diagnostic and therapeutic products, while providing revenues and profits from its existing API business.

Oligonucleotide Therapeutics

In January 2011, we acquired CURNA, Inc., a privately held company based in Jupiter, Florida, engaged in the discovery of new drugs for the treatment of a wide variety of illnesses, including cancer, heart disease, metabolic disorders and a range of genetic anomalies. CURNA’s broad platform technology utilizes a short, single strand oligonucleotide and is based on the up-regulation of protein production through interference with non-coding RNA’s, or natural antisense. This strategy contrasts with established approaches which down-regulate protein production. CURNA has designed a novel type of therapeutic modality, termed AntagoNAT, and has initially demonstrated this approach for up-regulation of several therapeutically relevant proteins in in vitro and animal models. We believe that this short, single strand oligonucleotide can be delivered intravenously or subcutaneously without the drug delivery or cell penetration complications typically associated with double stranded siRNA therapeutics. CURNA has identified and developed compounds which increase the production of over 80 key proteins involved in a large number of individual diseases. We have ongoing pre-clinical studies for several of these compounds, with an initial focus on orphan diseases including Dravet Syndrome, Rett Syndrome and MPS-1.

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

Vaccine Programs

In July 2009, we acquired worldwide rights from Academia Sinica in Taipei, Taiwan, for a new technology to develop protein-based vaccines against influenza and other viral infections. We are developing a proprietary, innovative influenza vaccine designed to provide multi-season and multi-strain protection against many human influenza virus strains, including both seasonal influenza strains as well as global influenza pandemic strains, such as swine flu, or H1N1, and avian flu, or H5N1. The world-wide seasonal influenza market place is projected to increase to $6.3 billion by 2014. Influenza results in approximately 200,000 hospitalizations and more than 36,000 deaths each year in the United States alone, with estimated economic costs in excess of $87 billion per year. In addition, in March 2010, we acquired worldwide rights from Academia Sinica to certain alpha-galactosyl ceramide analogs which are believed to be useful as vaccines or vaccine adjuvants for a wide variety of disorders including cancer, infectious disease, and autoimmune disease. We are working in conjunction with Academia Sinica to advance and develop products under these technologies.

NK-1 Program

In November 2009, we acquired rolapitant and other neurokinin-1 (“NK-1”) assets from Schering Plough Corporation. In December 2010, we exclusively out-licensed the development, manufacture and commercialization of our lead NK-1 candidate, rolapitant, to TESARO, Inc (“TESARO”). Rolapitant, a potent and selective competitive antagonist of the NK-1 receptor, has successfully completed Phase II clinical testing for prevention of chemotherapy induced nausea and vomiting, or CINV, and post-operative induced nausea and vomiting, or PONV. Under the terms of the license, we are eligible to receive up-front and milestone payments of up to $121.0 million, double digit tiered royalties on sales of licensed product, as well as a share of future profits from the commercialization of licensed products in Japan, and an option to market the products in Latin America. In addition, we acquired an equity position in TESARO.

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

In January 2012, we announced that we have entered into a definitive agreement to acquire ALS Distribuidora Limitada (“ALS”), a privately-held Chilean pharmaceutical company engaged in the business of importation, commercialization and distribution of pharmaceutical products for private markets in Chile. ALS started operations in 2009 as the exclusive product distributor of Arama Laboratorios y Compañía Limitada (“Arama”), a company with more than 20 years of experience in the pharmaceutical products market. In connection with the transaction, OPKO will also acquire all of the product registrations and trademarks previously owned by Arama, as well as the Arama name. The transaction is expected to close in the first quarter of 2012 and is subject to customary closing conditions.

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

In October 2009, we completed the acquisition of Pharma Genexx, S.A. (“OPKO Chile”). OPKO Chile markets, sells and distributes more than 100 products to the private, hospital and institutional markets in Chile for a wide range of indications, including, cardiovascular products, vaccines, antibiotics, gastro-intestinal products, and hormones, among others.

Strategic Investments

We have and may continue to make investments in other early stage companies that we perceive to have valuable proprietary technology and significant potential to create value for OPKO as a shareholder.

•

In February 2012, we purchased from Biozone Pharmaceuticals, Inc., a publicly traded company engaged in the manufacture and sale of pharmaceutical and cosmetic products (“BZNE”), $1.7 million of 10% secured convertible promissory notes (the “Notes”), convertible into BZNE common stock at a price equal to $0.20 per common share, which Notes are due and payable on February 24, 2014 and ten year warrants (the “Warrants”) to purchase 8.5 million shares of BZNE common stock at an exercise price of $0.40 per shares. The Notes are secured by a first priority lien in all the assets of BZNE, including the stock of its subsidiaries, pursuant to a security agreement. As further consideration for the purchase of the Notes by OPKO, BZNE granted OPKO exclusive, worldwide distribution rights to its enhanced formulation of propofol. The parties also entered into a license agreement pursuant to which OPKO acquired a world-wide license for the development and commercialization of products utilizing BZNE’s proprietary drug delivery technology, including QuSomes, exclusively for OPKO in the field of ophthalmology and non-exclusive for all other therapeutic fields, subject in each case to certain excluded products.

•

In February 2012, we made a $1 million investment in ChromaDex Corporation (“ChromaDex”), a publicly traded company and leading provider of proprietary ingredients and products for the dietary supplement, nutraceutical, food and beverage, functional food, pharmaceutical and cosmetic markets. In connection with our investment, we acquired 1,333,333 shares of ChromaDex common stock, par value $.001, at $0.75 per share. We also entered into a license, supply and distribution agreement with ChromaDex pursuant to which we obtained exclusive distribution rights to certain of its products in Latin America.

•

In August 2011, we made a $2 million investment in Neovasc Inc. (“Neovasc”), a medical technology company based in Vancouver, Canada, and a publicly traded company in Canada. Neovasc is developing devices to treat cardiovascular diseases and is also a leading supplier of tissue components for the manufacturers of replacement heart valves. In connection with our investment, we received two million Neovasc common shares, and two-year warrants to purchase an additional one million shares for $1.25 a share. We also entered into an agreement with Neovasc to provide strategic advisory services to Neovasc as it continues to develop and commercialize its novel cardiac devices. As of December 31, 2011, we own approximately 4% of the outstanding common stock of Neovasc.

•

In December 2010, we acquired a minority equity interest in TESARO, Inc., a privately held oncology-focused biopharmaceutical company, as part of a license agreement with TESARO for the development, manufacture, commercialization and distribution of rolapitant and a related compound. As of December 31, 2011, we owned an approximately 2% equity position in TESARO on an as-converted basis.

•

In November 2010, we acquired a minority equity interest in Fabrus, Inc., a privately held early-stage biotechnology company with next generation therapeutic antibody drug discovery and development capabilities that is using its proprietary antibody screening and engineering approach to discover promising lead compounds against several important oncology targets. As of December 31, 2011, we owned an approximately 13% equity position in Fabrus.

•

In September 2009, we acquired a minority equity interest in Cocrystal Discovery, Inc. (“CDI”), a privately held biopharmaceutical company focused on the discovery and development of novel small molecule antiviral therapeutics tailored for the treatment of serious and chronic viral diseases. In September 2011, Teva Pharmaceutical Industries Ltd. (“Teva”) signed a collaboration option to license and share purchase agreements to invest in CDI. Teva agreed to initially invest $7.5 million in CDI, and CDI will develop an antiviral drug targeting the polymerase enzyme of the Hepatitis C virus for Teva. Upon completion of the initial development plan, Teva will have the option to make additional investments under certain milestones. Teva also has the option to further invest in CDI for the development of two additional antiviral or antibacterial drugs. For all such investments, Teva will receive up to approximately 23% holdings in CDI. As of December 31, 2011, we owned approximately 16% of the outstanding capital stock of CDI.

•

In June 2009, we acquired a minority equity interest in Sorrento Therapeutics, Inc., a publicly held development-stage biopharmaceutical company focused on applying its proprietary technology platform for the discovery and development of human therapeutic antibodies for the treatment of a variety of disease conditions, including cancer, inflammation, metabolic disease and infectious disease. As of December 31, 2011, we owned approximately 23% of the outstanding capital stock of Sorrento Therapeutics.

Instrumentation Business

In October 2011, we completed the sale of our ophthalmic instrumentation business to OPTOS, Inc., a subsidiary of Optos plc. In connection with the sale of the business, we received $17.5 million in cash at closing and are eligible to receive royalties on future sales of instrumentation products. Refer to Note 4.

RESEARCH AND DEVELOPMENT EXPENSES

During the years ended December 31, 2011, 2010, and 2009, we incurred $11.4 million, $5.9 million, and $10.8 million, respectively, of research and development expenses from continuing operations related to our various product candidates. During the year ended December 31, 2011, our research and development expense primarily consisted of activities related to the development of our molecular diagnostic programs and activities related to the development programs acquired from CURNA. During the year ended December 31, 2010, our research and development expense consisted of activities related to the development of our molecular diagnostics program and rolapitant, prior to its divesture. Research and development expense for the year ended December 31, 2009 primarily relate to bevasiranib.

INTELLECTUAL PROPERTY

We believe that technology innovation is driving breakthroughs in healthcare. We have adopted a comprehensive intellectual property strategy which blends the efforts to innovate in a focused manner with the efforts of our business development activities to strategically in-license intellectual property rights. We develop, protect, and defend our own intellectual property rights as dictated by the developing competitive environment. We value our intellectual property assets and believe we have benefited from early and insightful efforts at understanding diagnostics, as well as the disease and the molecular basis of potential pharmaceutical intervention.

We actively seek, when appropriate and available, protection for our products and proprietary information by means of United States and foreign patents, trademarks, trade secrets, copyrights, and contractual arrangements. Patent protection in the pharmaceutical and diagnostic fields, however, can involve complex legal and factual issues. There can be no assurance that any steps taken to protect such proprietary information will be effective.

Because the patent positions of pharmaceutical, biotechnology, and diagnostics companies are highly uncertain and involve complex legal and factual questions, the patents owned and licensed by us, or any future patents, may not prevent other companies from developing similar or therapeutically equivalent products or ensure that others will not be issued patents that may prevent the sale of our products or require licensing and the payment of significant fees or royalties. Furthermore, to the extent that any of our future products or methods are not patentable, that such products or methods infringe upon the patents of third parties, or that our patents or future patents fail to give us an exclusive position in the subject matter claimed by those patents, we will be adversely affected. We may be unable to avoid infringement of third party patents and may have to obtain a license, defend an infringement action, or challenge the validity of the patents in court. A license may be unavailable on terms and conditions acceptable to us, if at all. Patent litigation is costly and time consuming, and we may be unable to prevail in any such patent litigation or devote sufficient resources to even pursue such litigation.

LICENSES AND COLLABORATIVE RELATIONSHIPS

Our strategy is to develop a portfolio of product candidates through a combination of internal development, acquisition, and external partnerships. Collaborations are key to our strategy and we continue to build relationships and forge partnerships in various areas where unmet medical need and commercial opportunities exist. In December 2010 we entered into a non-exclusive collaboration agreement with BMS to investigate the utility of our diagnostic technology for the diagnosis of Alzheimer’s disease and for identifying individuals with early stage cognitive impairment that are likely to progress to Alzheimer’s disease. More recently, we entered into a worldwide license to acquire exclusive rights for novel prostate cancer biomarkers for utilization on our point-of-care platform. Previously, we completed strategic licensing transactions with the University of Texas Southwestern Medical Center at Dallas, the President and Fellows of Harvard College, Academia Sinica, and TESARO, among others.

COMPETITION

The pharmaceutical and diagnostic industries are highly competitive and require an ongoing, extensive search for technological innovation. The industries are characterized by rapidly advancing technologies, intense competition and a strong emphasis on proprietary products. They also require, among other things, the ability to effectively discover, develop, test and obtain regulatory approvals for products, as well as the ability to effectively commercialize, market and promote approved products.

We intend to leverage our technological innovation and proprietary position to effectively compete in the pharmaceutical and biopharmaceutical markets. In addition, we are committed to researching, developing and pursuing the commercialization of molecular diagnostic tests including tests for Alzheimer’s disease and various cancers, among others. We are also seeking to capitalize on near-term commercialization opportunities for our proprietary diagnostic point-of-care system by transitioning laboratory-based tests, including PSA, vitamin D, and testosterone, to our point-of-care system. Numerous companies, however, including major pharmaceutical companies, specialty pharmaceutical companies and specialized biotechnology companies, are engaged in the development, manufacture and marketing of pharmaceutical products competitive with those that we intend to commercialize ourselves and through our partners. Competitors to our molecular diagnostics and point-of care diagnostics business are many and include major diagnostic companies, reference laboratories, molecular diagnostic firms, universities and research institutions.

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

Our ability to commercialize our pharmaceutical and diagnostic test product candidates and compete effectively will depend, in large part, on:

•	our ability to meet all necessary regulatory requirements to advance our product candidates through clinical trials and the FDA approval process;

•	the perception by physicians and other members of the health care community of the safety, efficacy, and benefits of our products compared to those of competing products or therapies;

•	our ability to manufacture products we may develop on a commercial scale;

•	the effectiveness of our sales and marketing efforts;

•	the willingness of physicians to adopt a new diagnostic or treatment regimen represented by our technology;

•	our ability to secure reimbursement for our product candidates,

•	the price of the products we may develop and commercialize relative to competing products;

•	our ability to accurately forecast and meet demand for our product candidates if regulatory approvals are achieved;

•

our ability to develop a commercial scale infrastructure either on our own or with a collaborator, which would include expansion of existing facilities, including our manufacturing facilities, development of a sales and distribution network, and other operational and financial systems necessary to support our increased scale;

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

GOVERNMENT REGULATION OF OUR DRUG AND DEVICE DEVELOPMENT ACTIVITIES

The U.S. government regulates healthcare through various agencies, including but not limited to the following: (i) the FDA, which administers the Federal Food, Drug and Cosmetic Act (“FDCA”), as well as other relevant laws; (ii) the Centers for Medicare & Medicaid Services (“CMS”), which administers the Medicare and Medicaid programs; (iii) the Office of Inspector General (“OIG”), which enforces various laws aimed at curtailing fraudulent or abusive practices, including by way of example, the Anti-Kickback Statute, the Physician Self-Referral Law, commonly referred to as the Stark law, the Anti-Inducement Law, the Civil Money Penalty Law, and the laws that authorize the OIG to exclude healthcare providers and others from participating in federal healthcare programs; and (iv) the Office of Civil Rights, which administers the privacy aspects of the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”). All of the aforementioned are agencies within the Department of Health and Human Services (“HHS”). Healthcare is also provided or regulated, as the case may be, by the Department of Defense through its TriCare program, the Department of Veterans Affairs, especially through the Veterans Health Care Act of 1992, the Public Health Service within HHS under Public Health Service Act § 340B (42 U.S.C. § 256b), the Department of Justice through the Federal False Claims Act and various criminal statutes, and state governments under the Medicaid and other state sponsored or funded programs and their internal laws regulating all healthcare activities.

The testing, manufacture, distribution, advertising, and marketing of drug and diagnostic products and medical devices are subject to extensive regulation by federal, state, and local governmental authorities in the United States, including the FDA, and by similar agencies in other countries. Any drug or device product that we develop must receive all relevant regulatory approvals or clearances, as the case may be, before it may be marketed in a particular country.

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

In the United States, a company generally can obtain permission to distribute a new device in one of two ways. The first applies to any device that is substantially equivalent to a device first marketed prior to May 1976, or to another device marketed after that date, but which was substantially equivalent to a pre-May 1976 device. These devices are either Class I or Class II devices. To obtain FDA permission to distribute the device, a company generally must submit a section 510(k) submission, and receive an FDA order finding substantial equivalence to a predicate device (pre-May 1976 or post-May 1976 device that was substantially equivalent to a pre-May 1976 device) and permitting commercial distribution of that device for its intended use. A 510(k) submission must provide information supporting a claim of substantial equivalence to the predicate device. If clinical data from human experience are required to support the 510(k) submission, these data must be gathered in compliance with investigational device exemption (“IDE”), regulations for investigations performed in the United States. The 510(k) process is normally used for products of the type that the Company proposes distributing. The FDA review process for premarket notifications submitted pursuant to section 510(k) takes, on average, about 90 days, but it can take substantially longer if the FDA has concerns, and there is no guarantee that the FDA will “clear” the device for marketing, in which case the device cannot be distributed in the United States. There is also no guarantee that the FDA will deem the applicable device subject to the 510(k) process, as opposed to the more time-consuming, resource-intensive and problematic, pre-market approval (“PMA”) process described below. In 2011 the FDA issued a series of draft guidance documents designed to reform the 510(k) clearance process. As FDA finalizes and implements these proposed reforms, the average 510(k) review time may change and devices that might previously have been cleared under the 510(k) process may be require approval under the PMA process.

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

Diagnostic Products

Our diagnostic products in development are subject to regulation by the FDA and similar international health authorities. We have an obligation to adhere to the FDA’s cGMP regulations. Additionally, we are subject to periodic FDA inspections, quality control procedures, and other detailed validation procedures. If the FDA finds deficiencies in the validation of our manufacturing and quality control practices, they may impose restrictions on marketing specific products until corrected.

Regulation by governmental authorities in the United States and other countries may be a significant factor in how we develop, test, produce and market our molecular diagnostic products. Molecular diagnostic tests like ours do not fall squarely within the regulatory approval process for pharmaceutical or device products as described above, and the regulatory pathway is not as clear. It is possible that diagnostic products developed by us or our collaborators will be regulated as medical devices by the FDA and comparable agencies of other countries and require either premarket approval (“PMA”) or 510(k) clearance from the FDA prior to marketing. Nevertheless, some companies that have successfully commercialized diagnostic tests for various conditions and disease states have not sought clearance or approval for such tests through the traditional 510(k) or PMA processes, and have instead utilized a process involving laboratory developed tests (“LDTs”) through a laboratory certified under The Clinical Laboratory Improvement Amendments of 1988 (“CLIA”). CLIA is a federal law that regulates clinical laboratories that perform testing on specimens derived from humans for the purpose of providing information for diagnostic, preventative or treatment purpose. In such instances, the CLIA lab is solely responsible for the development, validation and commercialization of the assay. Such LDT testing is currently under the purview of CMS and state agencies that provide oversight of the safe and effective use of LDTs. Although the FDA has consistently claimed that it has the regulatory authority to regulate LDTs that are validated by the developing laboratory and performed only by that laboratory, it has generally exercised enforcement discretion in not otherwise regulating most tests developed and performed by high complexity CLIA-certified laboratories. The FDA has indicated, however, that it is reviewing the regulatory requirements that will apply to LDTs, and held a two-day public meeting in July 2010 to obtain input from stakeholders on how it should apply its authority to implement a reasonable, risk-based, and effective regulatory framework for LDTs. No formal guidance has yet been issued discussing the nature of the changes the FDA may make with respect to the regulation of LDTs, nor the scope of potential regulation. We will continue to monitor potential changes as the FDA’s LDT policy evolves to ensure our activities are consistent with the FDA’s most current policy.

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

Anti-Kickback Laws

We are also subject to various federal, state, and international laws pertaining to health care “fraud and abuse,” including anti-kickback laws and false claims laws. The federal Anti-Kickback Statute prohibits anyone from knowingly and willfully soliciting, receiving, offering, or paying any remuneration with the intent to refer, or to arrange for the referral or order of, services or items payable under a federal health care program, including the purchase or prescription of a particular drug or the use of a service or device. Violations of the Anti-Kickback Statute are punishable by the imposition of criminal fines, civil money penalties, treble damages, and/or exclusion from participation in federal health care programs. Many states have also enacted similar anti-kickback laws. The Anti-Kickback Statute and similar state laws and regulations are expansive. If the government were to allege against or convict us of violating these laws, there could be a material adverse effect on our business, results of operations, financial condition, and our stock price. Even an unsuccessful challenge could cause adverse publicity and be costly to respond to, which could have a materially adverse effect on our business, results of operations and financial condition. We will consult counsel concerning the potential application of these and other laws to our business and our sales, marketing and other activities and will make good faith efforts to comply with them. However, given the broad reach of federal and state anti-kickback laws and the increasing attention given by law enforcement authorities, we are unable to predict whether any of our activities will be challenged or deemed to violate these laws.

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

MANUFACTURING AND QUALITY

Other than our facilities in Guadalajara, Mexico and Nesher, Israel, we currently have no pharmaceutical manufacturing facilities. We have entered into agreements with various third parties for the formulation and manufacture of our pharmaceutical clinical supplies. These suppliers and their manufacturing facilities must comply with FDA regulations, current good laboratory practices (“cGLPs”) and current good manufacturing practices (“cGMPs”). We plan to outsource the manufacturing and formulation of our clinical supplies.

The FDA and similar regulatory bodies may inspect our facilities and the facilities of those whom manufacture on our behalf worldwide. If the FDA or similar regulatory bodies inspecting our facilities or the facilities of our suppliers find regulatory violations in manufacturing and quality control practices or procedures they may require us to cease partial or complete manufacturing operations until the violations are corrected. They may also impose restrictions on distribution of specific products until the violations are corrected.

Our point of care diagnostic system consists of a disposable test cassette and an analyzer. We prepare all necessary test reagents and assemble and package the disposable cassettes at our facility in Woburn, Massachusetts. We rely on third parties for the manufacture of the analyzer.

We are committed to providing high quality products to our customers, and we plan to meet this commitment by working diligently to continue implementing updated and improved quality systems and concepts throughout our organization.

SALES & MARKETING

We currently do not have pharmaceutical or diagnostics sales or marketing personnel in the United States and have limited personnel in Chile, Mexico, and Israel. In order to commercialize any pharmaceutical or diagnostic products that are approved for commercial sale, we must either build a sales and marketing infrastructure or collaborate with third parties with sales and marketing experience.

EMPLOYEES

As of December 31, 2011, we had 268 full-time employees worldwide. None of our employees are represented by a collective bargaining agreement.

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

We are a healthcare company with a limited operating history. We are not profitable and have incurred losses since our inception. We do not anticipate that we will generate revenue from the sale of proprietary pharmaceutical products or our molecular diagnostic products for some time and we have generated limited revenue from our pharmaceutical operations in Chile, Mexico, and Israel and from our ophthalmic instrumentation business, which we sold in October 2011. We have not yet submitted any pharmaceutical products or molecular diagnostic products for marketing approval or clearance by regulatory authorities and we do not currently have rights to any pharmaceutical product candidates that have been approved for marketing, other than those products sold by our Chilean, Mexican, and Israeli subsidiaries. We continue to incur research and development and general and administrative expenses related to our operations and, to date, we have devoted most of our financial resources to research and development, including our pre-clinical development activities and clinical trials. We expect to continue to incur losses from our operations for the foreseeable future, and we expect these losses to increase as we continue our research activities and conduct development of, and seek regulatory approvals and clearances for, our product candidates, and prepare for and begin to commercialize any approved or cleared products. If our product candidates fail in clinical trials or do not gain regulatory approval or clearance, or if our product candidates do not achieve market acceptance, we may never become profitable. In addition, if we are required by the U.S. Food and Drug Administration (“FDA”), to perform studies in addition to those we currently anticipate, our expenses will increase beyond current expectations and the timing of any potential product approval may be delayed. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods.

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

Many of our product candidates are in the early stages of development and are prone to the risks of failure inherent in drug, diagnostic, and medical device product development. These risks further include the possibility that such products would:

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

Further, our drug candidates may not be approved or cleared even if they achieve their primary endpoints in Phase III clinical trials or registration trials. In addition our diagnostic test candidates may not be approved or cleared, as the case may be, even though clinical or other data are, in our view, adequate to support an approval or clearance. The FDA or other non-U.S. regulatory authorities may disagree with our trial design and our interpretation of data from pre-clinical studies and clinical trials. In addition, any of these regulatory authorities may change requirements for the approval or clearance of a product candidate even after reviewing and providing comment on a protocol for a pivotal clinical trial that has the potential to result in FDA and other non-U.S. regulatory authorities’ approval. Any of these regulatory authorities may also approve or clear a product candidate for fewer or more limited indications or uses than we request or may grant approval or clearance contingent on the performance of costly post-marketing clinical trials. The FDA or other non-U.S. regulatory authorities may not approve the labeling claims necessary or desirable for the successful commercialization of our product candidates.

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

We are advancing and intend to continue to advance multiple product candidates through clinical and pre-clinical development. On March 14, 2011, we issued 27,000,000 shares of our common stock in an underwritten public offering at a price of $3.75 per share. On March 15, 2011, we issued 2,397,029 additional shares of our common stock to the underwriters as part of the exercise of their over-allotment option. We received approximately $104.8 million in net proceeds from the issuance of 29,397,029 shares of our common stock after deducting the underwriters’ discounts and commissions and other estimated offering expenses. We believe we have sufficient cash and cash equivalents on hand or available to us through lines of credit to meet our anticipated cash requirements for operations and debt service beyond the next 12 months. We have based this estimate on assumptions that may prove to be wrong or subject to change, and we may be required to use our available capital resources sooner than we currently expect or curtail aspects of our operations in order to preserve our capital. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our current and anticipated clinical trials. Our future capital requirements will depend on a number of factors, including the continued progress of our research and development of product candidates, the timing and outcome of clinical trials and regulatory approvals, the costs involved in preparing, filing, prosecuting, maintaining, defending, and enforcing patent claims and other intellectual property rights, the status of competitive products, the availability of financing, and our success in developing markets for our product candidates.

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

Our business is substantially dependant on our ability to develop, launch and generate revenue from our diagnostic programs.

Our business is substantially dependant on our ability to develop and launch simple diagnostic tests based on our molecular diagnostics platform for Alzheimer’s disease, cancers and other conditions for which we are developing tests. In addition, our business is dependent on our ability to successfully develop and commercialize various diagnostic tests for our point-of-service platform. We are committing significant research and development resources to the development of diagnostic tests, and there is no guarantee that we will be able to successfully launch these or other diagnostic tests on anticipated timelines or at all. We have limited experience in developing, manufacturing, selling, marketing or distributing diagnostic tests. If we are not able to successfully develop, market or sell diagnostic tests we develop for any reason, including the failure to obtain any required regulatory approvals, we will not generate any revenue from the sale of such tests. Even if we are able to develop effective diagnostic tests for sale in the marketplace, a number of factors could impact our ability to sell such tests or generate any significant revenue from the sale of such tests, including without limitation:

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

The pharmaceutical and diagnostic industries are highly competitive and require an ongoing, extensive search for technological innovation. Numerous companies, including major pharmaceutical companies, specialty pharmaceutical companies and specialized biotechnology companies, are engaged in the development, manufacture and marketing of pharmaceutical products competitive with those that we intend to commercialize ourselves and through our partners. Competitors to our diagnostics business are many and include major diagnostic companies, reference laboratories, molecular diagnostic firms, universities and research institutions. Most of these companies have substantially greater financial and other resources, larger research and development staffs and more extensive marketing and manufacturing organizations than ours. Large pharmaceutical and diagnostic companies, in particular, have extensive experience in clinical testing and in obtaining regulatory approvals or clearances for drugs, diagnostic tests, or medical devices. These companies also have significantly greater research and marketing capabilities than we do. Compared to us, many of our potential competitors have substantially greater capital resources, development resources, including personnel and technology, clinical trial experience, regulatory experience, expertise in prosecution of intellectual property rights, manufacturing and distribution experience, and sales and marketing experience.

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

If our competitors market products that are more effective, safer, easier to use or less expensive than our future product candidates, if any, or that reach the market sooner than our future product candidates, if any, we may not achieve commercial success. In addition, the biopharmaceutical, diagnostic, and medical device industries are characterized by rapid technological change. Because our research approach integrates many technologies, it may be difficult for us to stay abreast of the rapid changes in each technology. If we fail to stay at the forefront of technological change, we may be unable to compete effectively. Technological advances or products developed by our competitors may render our technologies or product candidates obsolete or less competitive.

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

•	a limited number of, and competition for, suitable serum samples from patients with particular types of disease required for our validation studies;

•	a limited number of, and competition for, suitable sites to conduct our clinical trials;

•	delay or failure to obtain FDA or other non-U.S. regulatory authorities’ approval or agreement to commence a clinical trial;

•	delay or failure to obtain sufficient supplies of the product candidate for our clinical trials;

•

requirements to provide the drugs, diagnostic tests, or medical devices required in our clinical trial protocols or clinical trials at no cost or cost, which may require significant expenditures that we are unable or unwilling to make;

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

The research, testing, manufacturing, labeling, approval, selling, marketing, and distribution of drug products, diagnostic products, or medical devices are subject to extensive regulation by the FDA and other non-U.S. regulatory authorities, which regulations differ from country to country. In general, we are not permitted to market our product candidates in the United States until we receive approval of a new drug application (“NDA”), a clearance letter under the premarket notification process, or 510(k) process, or an approval of a pre-market approval (“PMA”) from the FDA. We have not submitted a NDA or PMA application or premarket notification, nor have we received marketing approval or clearance for any of our proprietary pharmaceutical or diagnostic product candidates, other than a CE Mark for our point-of-care PSA test. Obtaining approval of a NDA or PMA can be a lengthy, expensive, and uncertain process. With respect to medical devices, while the FDA reviews and clears a premarket notification in as little as three months, there is no guarantee that our products will qualify for this more expeditious regulatory process, which is reserved for Class I and II devices, nor is there any assurance that even if a device is reviewed under the 510(k) process that the FDA will review it expeditiously or determine that the device is substantially equivalent to a lawfully marketed non-PMA device. If the FDA fails to make this finding, then we cannot market the device. In lieu of acting on a premarket notification, the FDA may seek additional information or additional data which would further delay our ability to market the product. Furthermore, we are not permitted to make changes to a device approved through the PMA or 510(k) which affects the safety or efficacy of the device without first submitting a supplement application to the PMA and obtaining FDA approval or cleared premarket notification for that supplement. In some cases, the FDA may require clinical trials to support a supplement application. In addition, failure to comply with FDA, non-U.S. regulatory authorities, or other applicable United States and non-U.S. regulatory requirements may, either before or after product approval or clearance, if any, subject our company to administrative or judicially imposed sanctions, including, but not limited to the following:

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

Regulation by governmental authorities in the United States and other countries may be a significant factor in how we develop, test, produce and market our diagnostic test products. Molecular diagnostic tests like ours may not fall squarely within the regulatory approval process for pharmaceutical or device products as described above, and the regulatory pathway is not as clear. It is possible that the molecular diagnostic products developed by us or our collaborators will be regulated as medical devices by the FDA and comparable agencies of other countries and require either PMA or 510(k) clearance from the FDA prior to marketing. Some companies that have successfully commercialized diagnostic tests for various conditions and disease states have not sought clearance or approval for such tests through the traditional 510(k) or PMA processes, and have instead utilized a process involving laboratory developed tests (“LDTs”) through a laboratory certified under The Clinical Laboratory Improvement Amendments of 1988 (“CLIA”). CLIA is a federal law that regulates clinical laboratories that perform testing on specimens derived from humans for the purpose of providing information for diagnostic, preventative or treatment purpose. In such instances, the CLIA lab is solely responsible for the development, validation and commercialization of the assay. Such LDT testing is currently under the purview of CMS and state agencies that provide oversight of the safe and effective use of LDTs. Although the FDA has consistently claimed that is has the regulatory authority to regulate LDTs that are validated by the developing laboratory and performed only by that laboratory, it has generally exercised enforcement discretion in not otherwise regulating most tests developed and performed by high complexity CLIA-certified laboratories. The FDA has indicated, however, that it is reviewing the regulatory requirements that will apply to LDTs, and held a two-day public meeting in July 2010 to obtain input from stakeholders on how it should apply its authority to implement a reasonable, risk-based, and effective regulatory framework for LDTs. No formal guidance has yet been issued discussing the nature of the changes the FDA may make with respect to the regulation of LDTs, nor the scope of potential regulation. We will continue to monitor potential changes as the FDA’s LDT policy evolves to ensure our activities are consistent with the FDA’s most current policy. Uncertainty regarding the development of new LDTs could materially adversely affect our business, financial condition and results of operations.

Our product candidates may have undesirable side effects and cause our approved products to be taken off the market.

If a product candidate receives marketing approval and we or others later identify undesirable side effects caused by such products:

•	regulatory authorities may require the addition of labeling statements, specific warnings, a contraindication, or field alerts to physicians and pharmacies;

•	regulatory authorities may withdraw their approval of the product and require us to take our approved product off the market;

•	we may be required to change the way the product is administered, conduct additional clinical trials, or change the labeling of the product;

•	we may have limitations on how we promote our products;

•	sales of products may decrease significantly;

•	we may be subject to litigation or product liability claims; and

•	our reputation may suffer.

Any of these events could prevent us from achieving or maintaining market acceptance of the affected product or could substantially increase our commercialization costs and expenses, which in turn could delay or prevent us from generating significant revenues from its sale.

Our inability to address quality control issues in a timely manner could delay the production and sale of our products.

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

We manufacture pharmaceutical products in Mexico and Israel. We also prepare necessary test reagants and assemble and package the cassettes for our point-of-care diagnostic system at our facility in Woburn Massachusetts. Any quality control issues at our facilities may weaken our competitive position and have a material adverse effect on our business results of operations and financial condition.

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

The coverage and reimbursement status of newly approved or cleared drugs and diagnostic tests is uncertain, and failure of our pharmaceutical products or diagnostic tests to be adequately covered by insurance and eligible for adequate reimbursement could limit our ability to market any future product candidates we may develop and decrease our ability to generate revenue from any of our existing and future product candidates that may be approved or cleared.

There is significant uncertainty related to the third-party coverage and reimbursement of newly approved or cleared drugs and diagnostic products. The commercial success of our existing and future product candidates in both domestic and international markets will depend in part on the availability of coverage and adequate reimbursement from third-party payors, including government payors, such as the Medicare and Medicaid programs, managed care organizations, and other third-party payors. The government and other third-party payors are increasingly attempting to contain health care costs by limiting both insurance coverage and the level of reimbursement for new drugs and diagnostic tests and, as a result, they may not cover or provide adequate payment for our product candidates. These payors may conclude that our product candidates are less safe, less effective, or less cost-effective than existing or later-introduced products. These payors may also conclude that the overall cost of the procedure using one of our devices exceeds the overall cost of the competing procedure using another type of device, and third-party payors may not approve our product candidates for insurance coverage and adequate reimbursement. The failure to obtain coverage and adequate or any reimbursement for our product candidates, or health care cost containment initiatives that limit or restrict reimbursement for our product candidates, may reduce any future product revenue. Even though a drug (not administered by a physician) may be approved by the FDA, this does not mean that a Prescription Drug Plan (“PDP”), a private insurer operating under Medicare Part D, will list that drug on its formulary or will set a reimbursement level. PDPs are not required to make every FDA-approved drug available on their formularies. If our drug products are not listed on sufficient number of PDP formularies or if the PDPs’ levels of reimbursement are inadequate, the Company’s business, results of operations, and financial condition could be materially adversely affected.

Our success is dependent to a significant degree upon the involvement and efforts of our Chairman and Chief Executive Officer, Phillip Frost, M.D.

Our success is dependent to a significant degree upon the efforts of our Chairman and Chief Executive Officer, Phillip Frost, M.D., who is essential to our business. The departure of our CEO for whatever reason or the inability of our CEO to continue to serve in his present capacity could have a material adverse effect upon our business, financial condition, and results of operations. Our CEO has a highly regarded reputation in the pharmaceutical and medical industry and attracts business opportunities and assists both in negotiations with acquisition targets, investment targets, and potential joint venture partners. Our CEO has also provided financing to the Company, both in terms of a credit agreement and equity investments. If we lost his services, our relationships with acquisition and investment targets, joint ventures, and investors may suffer and could cause a material adverse impact on our operations, financial condition, and the value of our common stock.

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

We may not be able to attract or retain qualified management and scientific personnel in the future due to the intense competition for qualified personnel among biotechnology, pharmaceutical, medical device, diagnostic, and other similar businesses. If we are unable to attract and retain the necessary personnel to accomplish our business objectives, we may experience constraints that will impede significantly the achievement of our research and development objectives, our ability to raise additional capital and our ability to implement our business strategy, which will adversely affect our business, results of operations and financial condition. In particular, if we lose any members of our senior management team, we may not be able to find suitable replacements in a timely fashion or at all and our business may be harmed as a result.

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

We have no experience or capability manufacturing large clinical-scale or commercial-scale products and have no pharmaceutical manufacturing facility other than our facilities in Guadalajara, Mexico and Nesher, Israel; we therefore rely on third parties to manufacture and supply our pharmaceutical product candidates.

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

We currently have no pharmaceutical or diagnostic test marketing, sales or distribution capabilities other than through our Mexican and Chilean subsidiaries for sales in those countries and for sales of APIs by our Israeli subsidiary. If our pharmaceutical product candidates are approved, we intend to establish our sales and marketing organization with technical expertise and supporting distribution capabilities to commercialize our product candidates, which will be expensive and time-consuming. Any failure or delay in the development of any of our internal sales, marketing, and distribution capabilities would adversely impact the commercialization of our products. With respect to our existing and future pharmaceutical product candidates, we may choose to collaborate with third parties that have direct sales forces and established distribution systems, either to augment our own sales force and distribution systems or in lieu of our own sales force and distribution systems. To the extent that we enter into co-promotion or other licensing arrangements, our product revenue and profit is likely to be lower than if we directly marketed or sold our products. In addition, any revenue we receive will depend in whole or in part upon the efforts of such third parties, which may not be successful and are generally not within our control. If we are unable to enter into such arrangements on acceptable terms or at all, we may not be able to successfully commercialize our existing and future product candidates. If we are not successful in commercializing our existing and future product candidates, either on our own or through collaborations with one or more third parties, our future product revenue will suffer and we may incur significant additional losses.

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

We expect to enter into collaborative arrangements with established multi-national pharmaceutical, diagnostic, and medical device companies, which will finance or otherwise assist in the development, manufacture and marketing of products incorporating our technology. We anticipate deriving some revenues from research and development fees, license fees, milestone payments, and royalties from collaborative partners. Our prospects, therefore, may depend to some extent upon our ability to attract and retain collaborative partners and to develop technologies and products that meet the requirements of prospective collaborative partners. In addition, our collaborative partners may have the right to abandon research projects, guide strategy regarding prosecution of relevant patent applications and terminate applicable agreements, including funding obligations, prior to or upon the expiration of the agreed-upon research terms. There can be no assurance that we will be successful in establishing collaborative arrangements on acceptable terms or at all, that collaborative partners will not terminate funding before completion of projects, that our collaborative arrangements will result in successful product commercialization, or that we will derive any revenues from such arrangements. To the extent that we are unable to develop and maintain collaborative arrangements, we would need substantial additional capital to undertake research, development, and commercialization activities on our own.

Our license agreement with TESARO, Inc. is important to our business. If TESARO, Inc. does not successfully develop and commercialize rolapitant, our business could be adversely affected.

In December 2010, we exclusively out-licensed the development, manufacture and commercialization of rolapitant to TESARO, Inc. (“TESARO”), an oncology-focused biopharmaceutical company founded by executives with a demonstrated track record in launching successful products for the chemotherapy induced nausea and vomiting, or CINV market. TESARO is initially pursuing development and commercialization of rolapitant for CINV. Under the terms of the license, we are eligible to receive payments of up to $121.0 million, including an up-front payment of $6.0 million we received in December 2010, and additional payments based upon net sales and achievement of specified regulatory and commercialization milestones. In addition, TESARO will pay us double digit tiered royalties on sales of licensed product. Further, we will share with TESARO future profits from the commercialization of licensed products in Japan, and we will have an option to market the products in Latin America. If TESARO fails to successfully develop and commercialize rolapitant, we may not receive any milestone or royalty payments under the license agreement, which could have a material adverse impact on our financial condition.

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

Our pending patent applications may not result in issued patents. The patent position of pharmaceutical, biotechnology, diagnostic, and medical device companies, including ours, is generally uncertain and involves complex legal and factual considerations. The standards that the U.S. Patent and Trademark Office and its foreign counterparts use to grant patents are not always applied predictably or uniformly and can change. There is also no uniform, worldwide policy regarding the subject matter and scope of claims granted or allowable in pharmaceutical, biotechnology, diagnostic, or medical device patents. Accordingly, we do not know the degree of future protection for our proprietary rights or the breadth of claims that will be allowed in any patents issued to us or to others. The legal systems of certain countries do not favor the aggressive enforcement of patents, and the laws of foreign countries may not protect our rights to the same extent as the laws of the United States. Therefore, the enforceability or scope of our owned or licensed patents in the United States or in foreign countries cannot be predicted with certainty, and, as a result, any patents that we own or license may not provide sufficient protection against competitors. We may not be able to obtain or maintain patent protection for our pending patent applications, those we may file in the future, or those we may license from third parties.

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

Our success depends, in part, on our ability to develop and protect proprietary methods, products and technologies. Dr. Tom Kodadek, who currently serves as our Director of Chemistry & Molecular Biology is a staff member and employee of The Scripps Research Institute (“TSRI”), a private, non-profit research organization. Dr. Kodadek, as our consultant, supervises our research and development efforts with respect to our molecular diagnostics program, and the creation of intellectual property that is important to our business. We have entered into a consulting arrangement with Dr. Kodadek with respect to Dr. Kodadek’s services to us. We have the right to intellectual property resulting from Dr. Kodadek’s services to us under this arrangement. However, we do not have an exclusive arrangement with Dr. Kodadek or TSRI, and Dr. Kodadek also provides services to TSRI and other third parties and may provide services to other third parties in the future. We have entered into a funding arrangement with TSRI pursuant to which we agreed to fund certain research services to be conducted in Dr. Kodadek’s TSRI laboratory and have obtained an option to license any inventions or discoveries resulting from the sponsored research. We do not have any rights to any technology or intellectual property that may be developed by TSRI and its employees, including Dr. Kodadek, outside of these arrangements. If TSRI or its employees, including Dr. Kodadek, develops technology or intellectual property that is material to our business and we are unable to license such technology or intellectual property on favorable terms, if at all, or such technology or intellectual property is licensed to or acquired by other parties, our business and competitive position may be harmed.

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

Many of the patents and patent applications in our patent portfolio are not owned by us, but are licensed from third parties. For example, we rely on technology licensed from UT Southwestern, the President and Fellows of Harvard College, and Academia Sinica, among others. Such license agreements give us rights for the commercial exploitation of the patents resulting from the respective patent applications, subject to certain provisions of the license agreements. Failure to comply with these provisions could result in the loss of our rights under these license agreements. Our inability to rely on these patents and patent applications, which are the basis of our technology, would have a material adverse effect on our business, results of operations and financial condition.

We license patent rights to certain of our technology from third-party owners. If such owners do not properly maintain or enforce the patents underlying such licenses, our competitive position and business prospects will be harmed.

We have obtained licenses from, among others, UT Southwestern, the President and Fellows of Harvard College, and Academia Sinica, that are necessary or useful for our business. In addition, we intend to enter into additional licenses of third-party intellectual property in the future. Although our goal is to obtain exclusivity in our licensing transactions, we cannot guarantee that no third parties will step forward and assert inventorship or ownership in our in-licensed patents. In some cases, we may rely on the assurances of our licensors that all ownership rights have been secured and that all necessary agreements are intact or forthcoming.

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

Many countries, including certain countries in Europe, have compulsory licensing laws under which a patent owner may be compelled to grant licenses to third parties. In addition, most countries limit the enforceability of patents against government agencies or government contractors. In these countries, the patent owner may be limited to monetary relief from an infringement and may be unable to enjoin infringement, which could materially diminish the value of the patent. If we or those from whom we license patents are required to issue compulsory licenses, it could materially adversely affect our business, results of operation and financial condition.

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

Most significantly, on March 23, 2010, President Obama signed into law the Patient Protection and Affordable Care Act and on March 30, 2010, President Obama signed into law the reconciliation law known as Health Care and Education Affordability Reconciliation Act, combined both Acts will hereinafter be referred to as the “2010 Health Care Reform.” The United States Supreme Court is expected to rule on the constitutionality of the 2010 Health Care Reform in June of 2012. The implementation of 2010 Health Care Reform may have an adverse effect on our business through decreasing funds available to our customers and to us. Limitations or restrictions on Medicare and Medicaid payments to our customers could adversely impact the liquidity of our customers, resulting in their inability to pay us, or to timely pay us, for our products and services. This inability could have a material adverse effect on our financial position, results of operations and liquidity. However, pending the U.S. Supreme Court’s decision and the promulgation of regulations there under, we are unable to fully evaluate the impact of the 2010 Health Care Reform.

Further, we are unable to predict what additional legislation or regulation, if any, relating to the health care industry or third-party coverage and reimbursement may be enacted in the future or what effect such legislation or regulation would have on our business.

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

Potential political, economic and military instability in the State of Israel, where we have office, laboratory and manufacturing operations, may adversely affect our results of operations.

We maintain office, laboratory and manufacturing facilities in the State of Israel. Political, economic and military conditions in Israel may directly affect our ability to conduct business. Since the State of Israel was established in 1948, a number of armed conflicts have occurred between Israel and its neighbors. Any hostilities involving Israel or the interruption or curtailment of trade between Israel and its present trading partners, or a significant downturn in the economic or financial condition of Israel, could affect adversely our operations. Ongoing and revived hostilities or other Israeli political or economic factors could harm our operations and product development and cause our revenues to decrease.

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

Our operations, both within and outside the United States, are subject to risks inherent in conducting business globally and under the laws, regulations and customs of various jurisdictions and geographies. These risks include fluctuations in currency exchange rates, changes in exchange controls, loss of business in government tenders that are held annually in many cases, nationalization, increasingly complex labor environments, expropriation and other governmental actions, changes in taxation, including legislative changes in U.S. and international taxation of income earned outside of the United States, importation limitations, export control restrictions, violations of U.S. or local laws, including the FCPA, dependence on a few government entities as customers, pricing restrictions, economic destabilization, political and economic instability, disruption or destruction in a significant geographic region — due to the location of manufacturing facilities, distribution facilities or customers — regardless of cause, including war, terrorism, riot, civil insurrection or social unrest, or natural or man-made disasters, including famine, flood, fire, earthquake, storm or disease. Failure to comply with the laws and regulations that affect our global operations, could have an adverse effect on our business, financial condition or results of operations.

RISKS RELATED TO ACQUISITIONS AND INVESTMENTS

Acquisitions, investments and strategic alliances that we have made or may make in the future may use significant resources, result in disruptions to our business or distractions of our management, may not proceed as planned, and could expose us to unforeseen liabilities. We intend to continue to expand our business through the acquisition of, investments in and strategic alliances with companies, technologies, products, and services. Acquisitions, investments and strategic alliances involve a number of special problems and risks, including, but not limited to:

•	difficulty integrating acquired technologies, products, services, operations, and personnel with the existing businesses;

•	diversion of management’s attention in connection with both negotiating the acquisitions and integrating the businesses;

•	strain on managerial and operational resources as management tries to oversee larger operations and investments;

•

difficulty implementing and maintaining effective internal control over financial reporting at businesses that we acquire or invest in, particularly if they are not located near our existing operations;

•	exposure to unforeseen liabilities of acquired companies or companies in which we invest;

•	potential costly and time-consuming litigation, including stockholder lawsuits;

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

As a result of these or other problems and risks, businesses we acquire or invest in may not produce the revenues, earnings, or business synergies that we anticipated, and acquired products, services, or technologies might not perform as we expected. As a result, we may incur higher costs and realize lower revenues than we had anticipated. We may not be able to successfully address these problems and we cannot assure you that the acquisitions or investments will be successfully identified and completed or that, if completed, the acquired businesses, investments, products, services, or technologies will generate sufficient revenue to offset the associated costs or other negative effects on our business.

Any of these risks can be greater if an acquisition or investment is large relative to our size. Failure to manage effectively our growth through acquisitions could adversely affect our growth prospects, business, results of operations, financial condition and cash flows.

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

RISKS RELATED TO OWNERSHIP OF OUR COMMON STOCK

The market price of our common stock may fluctuate significantly.

The market price of our common stock may fluctuate significantly in response to numerous factors, some of which are beyond our control, such as:

•	the announcement of new products or product enhancements by us or our competitors;

•	results of our clinical trials and other development efforts;

•	developments concerning intellectual property rights and regulatory approvals;

•	variations in our and our competitors’ results of operations;

•	changes in earnings estimates or recommendations by securities analysts, if our common stock is covered by analysts;

•	developments in the biotechnology, pharmaceutical, diagnostic, and medical device industry;

•	the results of product liability or intellectual property lawsuits;

•	future issuances of common stock or other securities, including debt;

•	sales of stock by our officers, directors or affiliates;

•	the addition or departure of key personnel;

•	announcements by us or our competitors of acquisitions, investments, or strategic alliances; and

•	general market conditions and other factors, including factors unrelated to our operating performance.

Further, the stock market in general, and the market for biotechnology, pharmaceutical, diagnostic, and medical device companies in particular, has experienced extreme price and volume fluctuations in recent years. Continued market fluctuations could result in extreme volatility in the price of our common stock, which could cause a decline in the value of our common stock.

Trading of our common stock is limited and restrictions imposed by securities regulation and certain lockup agreements may further reduce our trading, making it difficult for our stockholders to sell shares.

Our common stock began trading on the American Stock Exchange, now known as the NYSE Amex, in June 2007. In September 2011, we transferred the listing of our common stock from the NYSE Amex to the New York Stock Exchange (“NYSE”). To date, the liquidity of our common stock is limited, not only in terms of the number of shares that can be bought and sold at a given price, but also through delays in the timing of transactions and changes in security analyst and media coverage, if at all.

A substantial amount of the outstanding shares of our common stock (including outstanding shares of our preferred stock on an as converted basis) are restricted securities and/or are subject to lockup agreements which limit sales for a period of time. These factors may result in lower prices for our common stock than might otherwise be obtained and could also result in a larger spread between the bid and ask prices for our common stock. In addition, without a large float, our common stock is less liquid than the stock of companies with broader public ownership and, as a result, the trading prices of our common stock may be more volatile. In the absence of an active public trading market, an investor may be unable to liquidate his investment in our common stock. Further, the limited liquidity could be an indication that the trading price is not reflective of the actual fair market value of our common stock. Trading of a relatively small volume of our common stock may have a greater impact on the trading price of our stock than would be the case if our public float were larger

Future sales of our common stock could reduce our stock price.

Some or all of the “restricted” shares of our common stock issued to former stockholders of Froptix and Acuity in connection with the acquisition or held by other of our stockholders may be offered from time to time in the open market pursuant to an effective registration statement, or beginning April 2, 2008, pursuant to Rule 144. In addition, as described herein, a substantial number of our shares of common stock were subject to lockup agreements which expired on March 27, 2009. We have also issued or agreed to issue a substantial number of securities in private placement transactions with two year lockup restrictions which expired in each of December 2009, August 2010, and February 2011. In connection with our Series D Preferred Stock offering, shares were issued with a three year lockup restriction that expires in September 2012. Sales of a substantial number of shares of our common stock in the public market pursuant to Rule 144 or after the lockup agreements lapse, or the perception that such sales could occur, could adversely affect the price of our common stock.

Directors, executive officers, principal stockholders and affiliated entities own a majority of our capital stock, and they may make decisions that you do not consider to be in the best interests of our stockholders.

As of March 8, 2012, our directors, executive officers, principal stockholders, and affiliated entities beneficially owned, in the aggregate a majority of our outstanding voting securities. Frost Gamma Investments Trust (“Gamma Trust”), of which Phillip Frost, M.D., the Company’s Chairman and CEO, is the sole trustee, is deemed to beneficially own in the aggregate approximately 46.06% of our common stock as of March 8, 2012. As a result, Dr. Frost acting with other members of management, would have the ability to control the election of our Board of Directors, the adoption or amendment of provisions in the Company’s Certificate of Incorporation, the approval of mergers and other significant corporate transactions, and the outcome of issues requiring approval by our stockholders. This concentration of ownership may also have the effect of delaying or preventing a change in control of our company that may be favored by other stockholders. This could prevent transactions in which stockholders might otherwise recover a premium for their shares over current market prices.

Failure to maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business and operating results. In addition, current and potential stockholders could lose confidence in our financial reporting, which could have a material adverse effect on the price of our common stock.

Section 404 of the Sarbanes-Oxley Act of 2002 requires annual management assessments of the effectiveness of our internal control over financial reporting and a report by our independent registered public accounting firm on the effectiveness of internal control over financial reporting as of December 31, 2011. We are required to report, among other things, control deficiencies that constitute material weaknesses or changes in internal control that, or that are reasonably likely to, materially affect internal control over financial reporting. A “material weakness” is a significant deficiency or combination of significant deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. In connection with our November 2010 restatement of our previously issued consolidated financial statements as of and for the three and nine months ended September 30, 2009, and as of and for the year ended December 31, 2009, we determined that a deficiency in controls relating to the accounting for a beneficial conversion feature on, and the classification of, convertible preferred stock existed as of the previous assessment date and further concluded that such a deficiency represented a material weakness as of December 31, 2009. As a result, we concluded that our internal control over financial reporting was not effective as of December 31, 2009. Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. If we cannot provide reliable financial reports or prevent fraud, our results of operation could be harmed. Our failure to maintain the effective internal control over financial reporting could cause the cost related to remediation to increase and could cause our stock price to decline. In addition, we may not be able to accurately report our financial results, may be subject to regulatory sanction, and investors may lose confidence in our financial statements. We can provide no assurance that we will at all times in the future be able to report that our internal control is effective.

Compliance with changing regulations concerning corporate governance and public disclosure may result in additional expenses.

There have been changing laws, regulations, and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, the Dodd-Frank Act, regulations promulgated by the Securities and Exchange Commission and rules promulgated by the NYSE and the other national securities exchanges. These new or changed laws, regulations, and standards are subject to varying interpretations in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies, which could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. As a result, our efforts to comply with evolving laws, regulations, and standards are likely to continue to result in increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities. Our board members, Chief Executive Officer, Chief Financial Officer, and Principal Accounting Officer could face an increased risk of personal liability in connection with the performance of their duties. As a result, we may have difficulty attracting and retaining qualified board members and executive officers, which could harm our business. If our efforts to comply with new or changed laws, regulations, and standards differ from the activities intended by regulatory or governing bodies, we could be subject to liability under applicable laws or our reputation may be harmed, which could materially adversely affect our business, results of operations and financial condition.

The conversion of shares of our preferred stock or exercise of warrants we have issued may result in dilution to the holders of our common stock and cause the price of our common stock to decline.

As of December 31, 2011, we had 1,129,032 outstanding shares of Series D Preferred Stock, which were convertible as of such date into approximately 10 shares of our common stock. In addition, as of December 31, 2011, we had outstanding warrants to purchase 25,914,165 shares of our common stock. The conversion of outstanding shares of our Series D Preferred Stock and the exercise of warrants may result in substantial dilution to our existing stockholders and could have a material adverse effect on our stock price. The possibility of the issuance of shares of our common stock upon the conversion of our preferred stock or the exercise of warrants could cause our stock price to decline as well. In addition, our preferred stockholders have dividend priority and liquidation preferences over shares of our common stock. Thus, the rights of the holders of common stock are and will be subject to, and may be adversely affected by, the rights of the holders of our preferred stock. As of December 31, 2011, our Series D Preferred Stock had liquidation preferences of approximately $28.4 million.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.	PROPERTIES.

Our principal corporate office is located at 4400 Biscayne Blvd, Miami, Florida. We lease this space from Frost Real Estate Holdings, LLC, an entity which is controlled by Dr. Phillip Frost, our Chairman of the Board and Chief Executive Officer. Pursuant to the lease agreement with Frost Real Estate Holdings, we lease approximately 8,300 square feet, which encompasses space for our corporate offices, administrative services, and project management. The lease is for a five-year term and currently requires annual rent of approximately $0.3 million which amount increases by approximately 4.5% per year.

We lease facilities in Jupiter, Florida, Miramar, Florida and Woburn, Massachusetts, which is where our molecular diagnostics research and development, oligonucleotide research and development, and point-of-care diagnostic operations are based, respectively. OPKO Chile, our Chilean subsidiary, leases office space in Santiago, Chile. Through our Mexican subsidiaries, we own a manufacturing facility, laboratory and office space consisting of approximately 38,000 square feet and lease a warehouse facility in Guadalajara, Mexico. Our Israeli subsidiary leases a manufacturing facility, laboratory and office space in Nesher, Israel.

ITEM 3.	LEGAL PROCEEDINGS.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is traded publicly on the New York Stock Exchange (“NYSE”) under the symbol “OPK”. In September 2011, we transferred the listing of our common stock from the NYSE Amex to the NYSE. The following table sets forth, for the periods indicated, the high and low sales prices per share of our common stock during each of the quarters set forth below as reported on the NYSE Amex and NYSE, as applicable:

	High	Low
2011
First Quarter	$4.89	$3.48
Second Quarter	4.00	3.28
Third Quarter	4.66	3.54
Fourth Quarter	5.66	4.10
2010
First Quarter	$2.70	$1.63
Second Quarter	2.55	1.87
Third Quarter	2.60	2.07
Fourth Quarter	3.88	2.23

As of March 6, 2012, there were approximately 320 holders of record of our common stock.

The Company has not declared or paid any cash dividends on its common stock. No cash dividends have been previously paid on our common stock and none are anticipated in fiscal 2012. The Company also has shares of Series D Preferred Stock Outstanding that have preferential dividend rights over any dividend payments to holders of common stock. On November 3, 2011, our Board of Directors declared a cash dividend to all Series D Preferred Stockholders as of November 3, 2011. The total cash dividend was approximately $4.7 million.

Stock Performance Graph

ITEM 6.	SELECTED FINANCIAL DATA.

The following selected historical consolidated statement of operations data for the years ended December 31, 2011, 2010, 2009, 2008 and 2007 and the consolidated balance sheet data as of December 31, 2011, 2010, 2009, 2008, and 2007, below are derived from our audited consolidated financial statements and related notes thereto. This data should be read in conjunction with our “Management’s Discussion and Analysis of Financial Condition and Results of Operation” and our consolidated financial statements and the related notes thereto.

	For the years ended December 31,
(in thousands, except share and per shares information)	2011	2010	2009	2008	2007
Statement of operations data
Revenue	$27,979	$28,494	$4,418	$—	$—
Cost of goods sold	17,243	13,495	2,876	—	—

Gross margin	10,736	14,999	1,542	—	—
Operating expenses:
Selling, general and administrative	19,169	18,133	10,372	9,644	10,586
Research and development	11,352	5,949	10,836	19,960	10,624
Write-off of acquired in-process research and development	—	—	2,000	1,398	243,761
Other operating expenses; primarily amortization of intangible assets	3,404	2,053	481	—	—

Total operating expenses	33,925	26,135	23,689	31,002	264,971

Operating loss from continuing operations	(23,189)	(11,136)	(22,147)	(31,002)	(264,971)
Other (expense) income, net	(1,044)	(844)	(1,916)	(1,311)	(664)

Loss from continuing operations before income taxes and investment losses	(24,233)	(11,980)	(24,063)	(32,313)	(265,635)
Income tax benefit	19,358	18	25	—	—

Loss from continuing operations before investment losses	(4,875)	(11,962)	(24,038)	(32,313)	(265,635)
Loss from investments in investees	(1,589)	(714)	(353)	—	(629)

Loss from continuing operations	(6,464)	(12,676)	(24,391)	(32,313)	(266,264)
Income (loss) from discontinued operation	5,181	(6,250)	(5,722)	(7,521)	(2,141)

Net loss	(1,283)	(18,926)	(30,113)	(39,834)	(268,405)
Preferred stock dividend	(2,379)	(2,624)	(4,718)	(217)	(217)

Net loss attributable to common shareholders	$(3,662)	$(21,550)	$(34,831)	$(40,051)	$(268,622)

(Loss) income per share, basic and diluted
Loss from continuing operations per share	$(0.03)	$(0.06)	$(0.12)	$(0.17)	$(2.07)

Income (loss) from discontinued operations per share	$0.02	$(0.02)	$(0.03)	$(0.04)	$(0.02)

Net loss per share	$(0.01)	$(0.08)	$(0.15)	$(0.21)	$(2.09)

Weighted average number of common shares outstanding basic and diluted	280,673,122	255,095,586	233,191,617	187,713,041	128,772,080
Balance sheet data
Total assets	$229,489	$77,846	$87,430	$21,764	$39,568
Working capital	$80,804	$29,793	$50,795	$5,754	$19,489
Long-term liabilities	$25,443	$7,908	$11,932	$11,867	$14,235
Series D Preferred Stock	$24,386	$26,128	$26,128	$—	$—
Stockholders’ equity	$160,882	$23,052	$31,599	$359	$16,784

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

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

OVERVIEW

We are a multi-national pharmaceutical and diagnostics company that seeks to establish industry-leading positions in large and rapidly growing medical markets by leveraging our discovery, development and commercialization expertise and our novel and proprietary technologies. Our current focus is on conditions with major unmet medical needs. We are developing a range of solutions to diagnose, treat and prevent various conditions, including molecular diagnostics tests, point-of-care tests, and proprietary pharmaceuticals and vaccines. We plan to commercialize these solutions on a global basis in large and high growth markets, including emerging markets. We have already established emerging markets pharmaceutical platforms in Chile and Mexico, which are generating revenue and which we expect to generate positive cash flow and facilitate future market entry for our products currently in development. We also recently acquired a specialty active pharmaceutical ingredients (“APIs”) manufacturer in Israel, which is currently generating revenue and positive cash flow, and which we expect will play a valuable role in the development of our pipeline of peptoids and other molecules for our proprietary molecular diagnostic and therapeutic products. We continue to actively explore opportunities to acquire complementary pharmaceuticals, compounds, technologies, and businesses.

During the year ended December 31, 2011, we completed a number of strategic transactions including:

In January 2011, we acquired all of the outstanding stock of CURNA, Inc. (“CURNA”), a privately held therapeutics company, in exchange for $10.6 million in cash. CURNA is engaged in the discovery of new drugs for the treatment of a wide variety of illnesses, including cancer, heart disease, metabolic disorders and a range of genetic anomalies.

In March 2011, we received $104.8 million in net proceeds from the issuance of 29,397,029 shares of our common stock in an underwritten public offering at a price of $3.75 per share. We initially issued 27,000,000 shares of our common stock on March 14, 2011, and on March 15, 2011, the underwriters exercised a portion of their overallotment option and we issued an additional 2,397,029 shares of our common stock.

In August 2011, we made a $2.0 million investment in Neovasc Inc. (“Neovasc”), a medical technology company based in Vancouver, Canada. Neovasc is developing unique devices to treat cardiovascular diseases and is also a leading supplier of tissue components for the manufacturer of replacement heart valves. We received 2 million Neovasc common shares, and two-year warrants to purchase an additional one million shares for $1.25 a share. We have also entered into an agreement with Neovasc to provide strategic advisory services to Neovasc as it continues to develop and commercialize its novel cardiac devices.

In September 2011, we announced that we entered into an agreement with OPTOS, Inc., a subsidiary of Optos plc (collectively “Optos”) to sell our ophthalmic instrumentation business. Upon closing of the transaction in October 2011, we received $17.5 million of cash and we will be eligible to receive royalties up to $22.5 million on future sales. As a result of this sale, we recast certain information to classify the results of operations of the instrumentation business, assets, and liabilities as discontinued operations.

In October 2011, we acquired Claros Diagnostics, Inc. (“Claros”) a privately held Woburn, Massachusetts based company that has developed a novel microfluidics-based test system consisting of a disposable test cassette and a desktop analyzer. Used together, they provide high performance quantitative blood test results quickly and permit the transition of immunoassays and other tests from the centralized reference laboratory to the physician’s office or hospital nurses station. We paid $10.0 million in cash, subject to certain set-offs and deductions, and $22.5 million in shares of our common stock based on the closing sales price per share of the Company’s common stock as reported by the NYSE on the closing date of the merger, or $5.04 per share. The number of shares issued at closing was determined based on the average closing sales price per share of our common stock as reported by the NYSE for the ten trading days immediately preceding the date of the merger, or $4.45 per share. In addition, the merger agreement provides for the payment of up to an additional $19.125 million in shares of our common stock upon and subject to the achievement of certain milestones.

In December 2011, we acquired all of the issued and outstanding shares of FineTech Pharmaceuticals, Ltd. (“FineTech”), a privately held Israeli company focused on the development and production of specialty APIs. At closing, we paid $10.0 million in cash, and $17.7 million in shares of our common stock. The shares delivered at closing were valued at $17.7 million based on the closing sales price per share of our common stock as reported on the NYSE on the actual date of closing, or $4.90 per share. The number of shares issued was based on the average closing sales price per share of the Company’s common stock as reported on the NYSE for the ten trading days immediately preceding the execution of purchase agreement, or $4.84 per share. Upon finalization of the closing financial statements of FineTech, we accrued an additional $0.5 million for working capital surplus which was paid to the Seller during February 2012. In addition, the purchase agreement provides for the payment of additional cash payments to the seller upon the achievement of certain sales milestones.

RESULTS OF OPERATIONS

For The Years Ended December 31, 2011 and December 31, 2010

Revenue. Revenue for the year ended December 31, 2011 was $28.0 million compared to $28.5 million for the year ended December 31, 2010. Revenue from our pharmaceutical products increased during 2011 compared to 2010. Revenue generated by our pharmaceutical business in Chile and Mexico increased by $6.1 million as we increased the number of customers in each country. Offsetting the increase in pharmaceutical product sales was decreased license revenue. In December 2010, we outlicensed our NK-1 development program to TESARO, Inc. (“TESARO”) for an upfront cash payment of $6.0 million, future milestone payments of up to $115.0 million, 1.5 million shares of TESARO Series O Preferred Stock (“TESARO Preferred Stock”), and royalty payments on future sales. We recorded the TESARO Preferred Stock at fair value and recognized $6.7 million as license revenue, including $6.0 million in cash.

Gross margin. Gross margin for the year ended December 31, 2011 was $10.7 million compared to $15.0 million for the year ended December 31, 2010. Gross margin decreased during 2011 from gross margin in 2010. License revenue included $6.7 million related to TESARO, with no associated cost of revenue during 2010, partially offset by increased gross margin generated by our pharmaceutical business through our operations in Chile and Mexico.

Selling, general and administrative expense. Selling, general and administrative expense in the year ended December 31, 2011 was $19.2 million as compared to $18.1 million during the year ended December 31, 2010. Selling, general and administrative expense increased primarily as a result of expenses related to our pharmaceutical businesses in Chile and Mexico. Partially offsetting the increase in general and administrative expenses were decreased equity based compensation expense reflecting $3.0 million and $4.8 million of equity based compensation expense for the years ended December 31, 2011 and 2010, respectively.

Research and development expense. Research and development expense for the year ended December 31, 2011 was $11.4 million as compared to $5.9 million during the year ended December 31, 2010. Research and development expense increased during 2011 primarily as a result of personnel costs, including equity based compensation, to support increased activities for our molecular diagnostic programs and development activities related to CURNA and our point-of-care technology acquired from Claros. Research and development expense during 2010 included activities related to our rolapitant development program prior to its licensure to TESARO in December 2010. In addition, during 2010 we received $0.7 million of grants under the New Qualifying Therapeutic Discovery Project Credit (or Grant) program for expenditures related to certain development programs during 2009 and 2010. Further, during 2011 and 2010 we received $0.6 million and $0.3 million, respectively, in research and development credits for certain development programs in Mexico. Included in research and development expense were $4.0 million and $1.7 million of equity based compensation expense for the years ended December 31, 2011 and 2010, respectively.

Other operating expenses, principally amortization of intangible assets. Other operating expenses were $3.4 million for the year ended December 31, 2011, compared to $2.1 million for the year ended December 31, 2010. The increase in other operating expenses is a result of increased intangible asset amortization related to our acquisitions of CURNA, Claros, and FineTech.

Other income and expenses. Other expense was $1.0 million for the year ended December 31, 2011, compared to $0.8 million for the year ended December 31, 2010. Other income and expenses primarily consists of interest earned on our cash and cash equivalents offset by interest expense on our Chilean lines of credit and foreign currency expense for the year ended December 31, 2011. The year ended December 31, 2010 primarily reflects the interest incurred on our line of credit with The Frost Group LLC (the “Frost Group”) as well as interest expense incurred on our Chilean lines of credit. On June 2, 2010, we repaid all amounts outstanding on the Frost Group line of credit including $12.0 million in principal and $4.1 million in interest. The Frost Group members include a trust controlled by Dr. Frost, who is the Company’s Chief Executive Officer and Chairman of the Board of Directors, Dr. Jane H. Hsiao, who is the Vice Chairman of the Board of Directors and Chief Technical Officer, Steven D. Rubin who is Executive Vice President – Administration and a director of the Company and Rao Uppaluri who is the Chief Financial Officer of the Company.

Investment losses. We have made investments in other early stage companies that we perceive to have valuable proprietary technology and significant potential to create value for us as a shareholder. In connection with our investments, we account for these investments under the equity method of accounting, resulting in our recording of our proportionate share of their losses until our share of their loss exceeds our investment. Until the investee’s technologies are commercialized, if ever, we anticipate they will continue to report a net loss. During the year ended December 31, 2011 the losses from our strategic investments increased to $1.6 million from $0.7 million. This increase is principally the result of increased losses at our investees. In addition to our losses from Sorrento and Cocrystal, we invested in Neovasc during 2011, and a full year of losses from Fabrus, which we invested in November 2010. As of December 31, 2011 we have $6.9 million, net, of strategic investments recorded on our balance sheet.

Discontinued operations. Income from discontinued operations was $5.2 million for the year ended December 31, 2011 compared to a loss of ($6.3) million for the year ended December 31, 2010. In September 2011, we entered into an agreement with Optos to sell our ophthalmic instrumentation business. Upon closing in October 2011, we received $17.5 million of cash and are eligible to receive royalties up to $22.5 million on future sales. In connection with the sale, we recorded a gain of $10.6 million reflecting the cash consideration received less the net assets transferred to Optos. The loss incurred during the 2010 period primarily reflects the operating results of the instrumentation business.

Income taxes. Our income tax benefit from continuing operations for the year ended December 31, 2011 was $19.4 million, compared to $18 thousand for the comparable period of 2010. The increase in income tax benefit for the 2011 period is primarily the result of recording a deferred tax liability related to the amortizing intangible assets acquired as part of the Claros transaction. In connection with the recognition of the deferred tax liability, we reduced the amount of valuation allowance recorded against our deferred tax assets.

For The Years Ended December 31, 2010 and December 31, 2009

The results of operations for the years ended December 31, 2010 and 2009 include the post-acquisition operations for OPKO Chile, a privately owned Chilean company engaged in the marketing, sale, and distribution of pharmaceutical products, devices, and over-the-counter products for government, private, and institutional markets in Chile, which we acquired on October 7, 2009. As a result, our operating results for periods prior to October 7, 2009 do not include any results related to OPKO Chile. Further, on February 16, 2010 we acquired Exakta-OPKO, a privately owned Mexican company engaged in the manufacture, marketing sale and distribution of pharmaceutical and over-the-counter products for, private and institutional markets in Mexico. As such, our operating results for periods prior to February 16, 2010 do not include any results related to Exakta-OPKO.

Revenue. Revenue for the year ended December 31, 2010 was $28.5 million compared to $4.4 million for the year ended December 31, 2009. Revenue from our pharmaceutical business for 2010 increased as compared to 2009 as a result of the revenue generated by our pharmaceutical business through OPKO Chile and Exakta-OPKO and license revenue generated by the outlicense of our NK-1 development program. In December 2010, we outlicensed our NK-1 development program to TESARO for an upfront cash payment of $6.0 million, future milestone payments of up to $115.0 million, 1.5 million shares of TESARO Preferred Stock, and royalty payments on future sales. We recorded the TESARO Preferred Stock at fair value and recognized $6.7 million as license revenue, including $6.0 million in cash.

Gross margin. Gross margin for the year ended December 31, 2010 was $15.0 million compared to $1.5 million for the year ended December 31, 2009. Gross margin improved during 2010 from gross margin in 2009 as a result of our license revenue of $6.7 million related to TESARO, with no associated cost of revenue, and increased gross margin generated by our pharmaceutical business through OPKO Chile and Exakta-OPKO.

Selling, general and administrative expense. Selling, general and administrative expense in the year ended December 31, 2010 was $18.1 million as compared to $10.4 million during the year ended December 31, 2009. Selling, general and administrative expense increased primarily as a result of expenses related to our pharmaceutical businesses in Chile and Mexico, as well as increased personnel costs, including equity-based compensation, and professional fees. Included in selling, general and administrative expenses were $4.8 million and $2.9 million of equity based compensation expense for the years ended December 31, 2010 and 2009, respectively.

Research and development expense. Research and development expense for the year ended December 31, 2010 was $5.9 million as compared to $10.8 million during the year ended December 31, 2009. Research and development expense decreased during 2010 primarily as the 2009 period included activities related to our Phase III clinical trial for bevasiranib, which was terminated in March 2009. Partially offsetting this decrease were increased activities related to our rolapitant development program prior to its licensure to TESARO in December 2010 and increased activities related to our molecular diagnostics program. In addition, during 2010 we received $0.7 million of grants under the New Qualifying Therapeutic Discovery Project Credit (or Grant) program for expenditures related to certain development programs during 2009 and 2010. Further, during 2010 we received $0.3 million in research and development credits for certain development programs in Mexico. Included in research and development expense were $1.7 million and $1.3 million of equity based compensation expense for the years ended December 31, 2010 and 2009, respectively.

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

We record expense for in-process research and development projects accounted for as asset acquisitions which have not reached technological feasibility and which have no alternative future use. The NK-1 drug candidates have not reached a stage of technological feasibility and have no alternative future use. We did not have any acquired in-process research and development activities during 2010.

Other operating expenses, principally amortization of intangible assets. Other operating expenses were $2.1 million for the year ended December 31, 2010, compared to $0.5 million for the year ended December 31, 2009. The increase in other operating expenses is a result of increased intangible asset amortization related to our acquisitions of OPKO Chile and Exakta-OPKO.

Other income and expenses. Other expense was $0.8 million for the year ended December 31, 2010, compared to $1.9 million for the year ended December 31, 2009. Other expenses primarily consist of interest expense incurred on our $12.0 million line of credit with the Frost Group, partially offset by interest earned on our cash and cash equivalents. On June 2, 2010, we repaid all amounts outstanding on the line of credit including $12.0 million in principal and $4.1 million in interest.

Discontinued operations. Loss from discontinued operations was $6.3 million for the year ended December 31, 2010 compared to $5.7 million for the year ended December 31, 2009. Loss from discontinued operations increased during 2010 from 2009 as a result of increased selling, general and administrative expenses primarily related to a legal settlement and recording increased allowance for doubtful accounts. Partially offsetting this increase was the reduction of other operating expenses related to the $1.1 million impairment of goodwill recorded during 2009.

Liquidity And Capital Resources

At December 31, 2011, we had cash and cash equivalents of approximately $71.5 million compared to $18.0 million on December 31, 2010. Cash used in operations during 2011 primarily reflects expenses related to selling, general and administrative activities related to our corporate operations, research and development activities as well as our operations in Chile and Mexico. Cash used in investing activities primarily reflects $28.2 million used to acquire CURNA, Claros and FineTech, partially offset by the $17.5 million received from the sale of our ophthalmic instrumentation business to Optos. The proceeds from our underwritten public offering in March 2011 resulting in approximately $104.8 million in net proceeds, more than offsets the cash used in operations and investing activities. Since our inception, we have not generated sufficient gross margins to offset our operating and other expenses and our primary source of cash has been from the public and private placement of stock and credit facilities available to us.

In December 2011, we acquired FineTech and paid $10.5 million in cash, including a $0.5 million working capital surplus adjustment, and $17.7 million in shares of our common stock. In addition, the merger agreement provides for the payment of additional consideration upon and subject to the achievement of certain sales milestones.

In November 2011, our Board of Directors declared a cash dividend to all Series D Preferred Stockholders as of November 3, 2011. The total cash dividend paid was approximately $4.7 million.

In October 2011, we acquired Claros and paid $10.0 million in cash, subject to certain set-offs and deductions, and $22.4 million in shares of our common stock. In addition, the merger agreement provides for the payment of up to an additional $19.125 million in shares of our common stock upon and subject to the achievement of certain milestones.

In September 2011, we entered into an agreement to sell our ophthalmic instrumentation business to Optos. Upon closing on October 11, 2011, we received $17.5 million in cash and Optos acquired our worldwide activities for the development and commercialization of ophthalmic diagnostic imaging systems. Optos agreed to pay us up to $22.5 million in royalties on future sales.

In June 2011, we repurchased 2,398,740 shares of our common stock for an aggregate purchase price of $7.8 million through a privately negotiated transaction with an early investor in Acuity Pharmaceuticals, Inc., a predecessor company of ours.

In August 2011, we made a $2.0 million investment in Neovasc, a Canadian entity developing devices to treat cardiovascular disease and a leading provider of tissue components for replacement heart valves.

In March 2011, we received $104.8 million in net proceeds from the issuance of 29,397,029 shares of our common stock in an underwritten public offering at a price of $3.75 per share. We initially issued 27,000,000 shares of our common stock on March 14, 2011 and on March 15, 2011, the underwriters exercised a portion of their overallotment and we issued an additional 2,397,029 shares of our common stock.

In January 2011, we acquired all of the outstanding stock of CURNA in exchange for $10.0 million in cash, plus $0.6 million in liabilities, of which $0.5 million was paid at closing. In addition to the cash consideration, we have agreed to pay to the CURNA sellers a portion of any consideration we receive in connection with certain license, partnership or collaboration agreements we may enter into with third parties in the future relating to the CURNA technology, including, license fees, upfront payments, royalties and milestone payments. As a result, we recorded $0.6 million as contingent consideration for the future consideration.

As of December 31, 2011, we have outstanding lines of credit in the aggregate amount of $17.2 million with nine financial institutions in Chile, of which, $8.4 million is unused. The average interest rate on these lines of credit is approximately 6%. These lines of credit are short-term and are generally due within three months. These lines of credit are used primarily as a source of working capital for inventory purchases. The highest balance at any time during the year ended December 31, 2011 was $14.8 million. We intend to continue to enter into these lines of credit as needed. There is no assurance that this or other funding sources will be available to us on acceptable terms, or at all, in the future.

We currently have an unutilized $12.0 million line of credit with the Frost Group. On June 2, 2010, we repaid all amounts outstanding on the line of credit including $12.0 million in principal and $4.1 million in interest. The line of credit, which previously expired on January 11, 2011, was renewed on February 22, 2011 on substantially the same terms as in effect at the time of expiration. We are obligated to pay interest upon maturity, capitalized quarterly, on any outstanding borrowings under the line of credit at an 11% annual rate, which is due March 31, 2012. The line of credit is collateralized by all of our U.S. based personal property except our intellectual property.

We expect to incur losses from operations for the foreseeable future. We expect to incur substantial research and development expenses, including expenses related to the hiring of personnel and additional clinical trials. We expect that selling, general and administrative expenses will also increase as we expand our sales, marketing and administrative staff and add infrastructure.

We believe the cash and cash equivalents on hand at December 31, 2011 and the amounts available to be borrowed under our lines of credit are sufficient to meet our anticipated cash requirements for operations and debt service beyond the next 12 months. We based this estimate on assumptions that may prove to be wrong or are subject to change, and we may be required to use our available cash resources sooner than we currently expect. If we acquire additional assets or companies, accelerate our product development programs or initiate additional clinical trials, we will need additional funds. Our future cash requirements will depend on a number of factors, including possible acquisitions, the continued progress of research and development of our product candidates, the timing and outcome of clinical trials and regulatory approvals, the costs involved in preparing, filing, prosecuting, maintaining, defending, and enforcing patent claims and other intellectual property rights, the status of competitive products, the availability of financing, and our success in developing markets for our product candidates. If we are not able to secure additional funding when needed, we may have to delay, reduce the scope of, or eliminate one or more of our clinical trials or research and development programs or possible acquisitions.

The following table provides information as of December 31, 2011 with respect to the amounts and timing of our known contractual obligation payments due by period.

Contractual obligations (in thousands)	2012	2013	2014	2015	2016	After 2016	Total
Open purchase orders	$5,805	$—	$—	$—	$—	$—	$5,805
Operating leases	847	677	562	485	438	—	3,009
Credit lines	8,757	—	—	—	—	—	8,757

Total	$15,409	$677	$562	$485	$438	$—	$17,571

The preceding table does not include information where the amounts of the obligations are not currently determinable, including contractual obligations in connection with product license agreements and contingent consideration that includes payments upon achievement of certain milestones.

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

Equity-based compensation. We recognize equity based compensation as an expense in our financial statements and that cost is measured at the fair value of the awards and expensed over their vesting period. Equity-based compensation arrangements to non-employees are recorded at their fair value on the measurement date. We estimate the grant-date fair value of our stock option grants using a valuation model known as the Black-Scholes-Merton formula or the “Black-Scholes Model” and allocate the resulting compensation expense over the corresponding requisite service period associated with each grant. The Black-Scholes Model requires the use of several variables to estimate the grant-date fair value of stock options including expected term, expected volatility, expected dividends and risk-free interest rate. We perform significant analyses to calculate and select the appropriate variable assumptions used in the Black-Scholes Model. We also perform significant analyses to estimate forfeitures of equity-based awards. We are required to adjust our forfeiture estimates on at least an annual basis based on the number of share-based awards that ultimately vest. The selection of assumptions and estimated forfeiture rates is subject to significant judgment and future changes to our assumptions and estimates may have a material impact on our Consolidated Financial Statements.

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

Appraisals inherently require significant estimates and assumptions, including but not limited to, determining the timing and estimated costs to complete the in-process research and development projects, projecting regulatory approvals, estimating future cash flows, and developing appropriate discount rates. We believe the estimated fair values assigned to the CURNA, Claros and FineTech assets acquired and liabilities assumed are based on reasonable assumptions. However, the fair value estimates for the purchase price allocation may change during the allowable allocation period, which is up to one year from the acquisition date, if additional information becomes available that would require changes to our estimates.

Allowance for doubtful accounts and revenue recognition. Generally, we recognize revenue from product sales when goods are shipped and title and risk of loss transfer to our customers. Our estimates for sales returns are based upon the historical patterns of products returned matched against the sales from which they originated, and management’s evaluation of specific factors that may increase the risk of product returns. We analyze accounts receivable and historical bad debt levels, customer credit worthiness and current economic trends when evaluating the adequacy of the allowance for doubtful accounts using the specific identification method. Our reported net loss is directly affected by management’s estimate of the collectability of accounts receivable. The allowance for doubtful accounts recognized in our consolidated balance sheets at December 31, 2011 and December 31, 2010 was $0.4 million and $0.3 million, respectively.

Recent accounting pronouncements. In May 2011, the Financial Accounting Standards Board (“FASB”) issued a new standard on fair value measurement and disclosure requirements. The new standard changes fair value measurement principles and disclosure requirements including measuring the fair value of financial instruments that are managed within a portfolio, the application of applying premiums and discounts in a fair value measurement, and additional disclosure about fair value measurements. The new standard is effective for interim and annual periods beginning after December 15, 2011. We do not expect a material impact with the adoption of this new standard.

In June 2011, the FASB issued a new standard on the presentation of comprehensive income. The new standard eliminated the current option to report other comprehensive income and its components in the statement of changes in equity. Under the new standard, companies can elect to present items of net income and other comprehensive income in one continuous statement or in two separate, but consecutive statements. The new standard is effective at the beginning of fiscal years beginning after December 15, 2011 and we will comply with this requirement in the first quarter 2012. We do not expect a material impact with the adoption of this new standard.

In September 2011, the FASB issued a new standard to simplify how an entity tests goodwill for impairment. The new standard allows companies an option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining if it is necessary to perform the two-step quantitative goodwill impairment test. Under the new standard, a company is no longer required to calculate the fair value of a reporting unit unless the company determines, based on the qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The new standard is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. We do not expect a material impact with the adoption of this new standard.

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

Our derivative activities, which consist of foreign exchange forward contracts and swaps, are initiated to hedge forecasted cash flows that are exposed to foreign currency risk. The foreign exchange forward contracts generally require us to exchange local currencies for foreign currencies based on pre-established exchange rates at the contracts’ maturity dates. As exchange rates change, gains and losses on these contracts are generated based on the change in the exchange rates that are recognized in the consolidated statement of operations at maturity, and offset the impact of the change in exchange rates on the foreign currency cash flows that are hedged. If the counterparties to the exchange contracts do not fulfill their obligations to deliver the contracted currencies, we could be at risk for currency related fluctuations. During 2011, we entered into a foreign exchange, fixed interest rate swap contract that provides for us to pay a fixed interest rate on the underlying loan balance denominated in Chilean Pesos. We entered into this agreement in Chile for purchases of inventory denominated in U.S. dollars. A hypothetical 1% interest rate change or 10% foreign exchange rate change will not have a material impact on our results from operations or financial position. We enter into these contracts with counterparties that we believe to be creditworthy and do not enter into any leveraged derivative transactions. We had $2.0 million in foreign exchange forward contracts outstanding at December 31, 2011 primarily to hedge Chilean-based operating cash flows against US dollars. If Chilean Pesos were to strengthen in relation to the US dollar, our loss or gain on hedged foreign currency cash-flows would be offset by the derivative contracts, with a net effect of zero.

We do not engage in trading market risk sensitive instruments or purchasing hedging instruments or “other than trading” instruments that are likely to expose us to significant market risk, whether interest rate, foreign currency exchange, commodity price, or equity price risk.

Interest Rate Risk – Our exposure to market risk relates to our cash and investments and to our borrowings. We maintain an investment portfolio of money market funds. The securities in our investment portfolio are not leveraged, and are, due to their very short-term nature, subject to minimal interest rate risk. We currently do not hedge interest rate exposure. Because of the short-term maturities of our investments, we do not believe that a change in market interest rates would have a significant negative impact on the value of our investment portfolio except for reduced income in a low interest rate environment. At December 31, 2011, we had cash and cash equivalents of $71.5 million. The weighted average interest rate related to our cash and cash equivalents for the year ended December 31, 2011 was 0%. As of December 31, 2011, the principal value of our credit lines was $8.8 million at a weighted average interest rate of approximately 6%.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of OPKO Health, Inc. and subsidiaries

We have audited the accompanying consolidated balance sheets of OPKO Health, Inc. and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of OPKO Health, Inc. and subsidiaries at December 31, 2011 and 2010, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), OPKO Health, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 15, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Certified Public Accountants

Miami, Florida

March 15, 2012

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of OPKO Health, Inc. and subsidiaries

We have audited OPKO Health, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). OPKO Health, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of FineTech Pharmaceutical Ltd., which is included in the December 31, 2011 consolidated financial statements of OPKO Health, Inc. and subsidiaries and constituted $36,087,261 and $27,973,525 of total and net assets, respectively, as of December 31, 2011 and $0 and $206,528 of revenues and net loss, respectively, for the year then ended. Our audit of internal control over financial reporting of OPKO Health, Inc. and subsidiaries also did not include an evaluation of the internal control over financial reporting of FineTech Pharmaceutical Ltd.

In our opinion, OPKO Health, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of OPKO Health, Inc. and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011 of OPKO Health, Inc. and subsidiaries, and our report dated March 15, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Certified Public Accountants

Miami, Florida

March 15, 2012

OPKO Health, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31,
	2011	2010
ASSETS
Current assets
Cash and cash equivalents	$71,516	$18,016
Accounts receivable, net	12,544	11,856
Inventory, net	13,339	16,423
Prepaid expenses and other current assets	2,179	2,680
Current assets of discontinued operations	4	8,417

Total current assets	99,582	57,392
Property and equipment, net	5,358	2,589
Intangible assets, net	76,730	6,784
Goodwill	39,815	5,856
Investments, net	6,717	5,114
Other assets	1,287	111

Total assets	$229,489	$77,846

LIABILITIES, SERIES D PREFERRED STOCK, AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$4,891	$6,479
Accrued expenses	4,956	3,370
Current portion of lines of credit and notes payable	8,757	14,690
Current liabilities of discontinued operations	174	3,060

Total current liabilities	18,778	27,599
Other long-term liabilities, principally contingent consideration and deferred tax liabilities	25,443	1,067

Total liabilities	44,221	28,666
Commitments and contingencies
Series D Preferred Stock – $0.01 par value, 2,000,000 shares authorized; 1,129,032 and 1,209,677 shares issued and outstanding (liquidation value of $28,355 and $33,013) at December 31, 2011 and 2010, respectively	24,386	26,128
Shareholders’ equity
Series A Preferred Stock – $0.01 par value, 4,000,000 shares authorized; 0 and 897,439 shares issued and outstanding (liquidation value of $0 and $2,468) at December 31, 2011 and 2010, respectively	—	9
Series C Preferred Stock – $0.01 par value, 500,000 shares authorized; No shares issued or outstanding	—	—
Common Stock – $0.01 par value, 500,000,000 shares authorized; 297,503,033 and 255,412,706 shares issued and outstanding at December 31, 2011 and 2010, respectively	2,975	2,554
Treasury stock (2,488,477 and 45,154 shares at December 31, 2011 and 2010, respectively)	(8,092)	(61)
Additional paid-in capital	524,814	376,008
Accumulated other comprehensive income	907	2,921
Accumulated deficit	(359,722)	(358,379)

Total shareholders’ equity	160,882	23,052

Total liabilities, Series D Preferred Stock, and shareholders’ equity	$229,489	$77,846

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

OPKO Health, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share data)

	For the years ended December 31,
	2011	2010	2009
Revenue
Products	$27,844	$21,763	$4,418
Other	135	6,731	—

Total revenue	27,979	28,494	4,418
Cost of goods sold, excluding amortization of intangible assets	17,243	13,495	2,876

Gross margin, excluding amortization of intangible assets	10,736	14,999	1,542
Operating expenses
Selling, general and administrative	19,169	18,133	10,372
Research and development	11,352	5,949	10,836
Write-off of acquired in-process research and development	—	—	2,000
Other operating expenses, principally amortization of intangible assets	3,404	2,053	481

Total operating expenses	33,925	26,135	23,689

Operating loss from continuing operations	(23,189)	(11,136)	(22,147)
Other income and (expense)
Interest income	288	24	24
Interest expense	(1,005)	(1,215)	(1,760)
Other expense, net	(327)	347	(180)

Other expense, net	(1,044)	(844)	(1,916)

Loss from continuing operations before income taxes and investment losses	(24,233)	(11,980)	(24,063)
Income tax benefit	19,358	18	25

Loss from continuing operations before investment losses	(4,875)	(11,962)	(24,038)
Loss from investments in investees	(1,589)	(714)	(353)

Loss from continuing operations	(6,464)	(12,676)	(24,391)
Income (loss) from discontinued operations, net of tax	5,181	(6,250)	(5,722)

Net loss	(1,283)	(18,926)	(30,113)
Preferred stock dividend	(2,379)	(2,624)	(4,718)

Net loss attributable to common shareholders	$(3,662)	$(21,550)	$(34,831)

(Loss) income per share, basic and diluted
Loss from continuing operations	$(0.03)	$(0.06)	$(0.12)

Income (loss) from discontinued operations	$0.02	$(0.02)	$(0.03)

Net loss per share	$(0.01)	$(0.08)	$(0.15)

Weighted average number of common shares outstanding, basic and diluted	280,673,122	255,095,586	233,191,617

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

OPKO Health, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands, except share and per share data)

For the years ended December 31, 2009, 2010 and 2011

	Series A Preferred Stock		Series C Preferred Stock		Common Stock		Treasury		Additional Paid-In Capital	Other Comprehensive Income	Accumulated Deficit	Total
	Shares	Dollars	Shares	Dollars	Shares	Dollars	Shares	Dollars
Balance at December 31, 2008	953,756	$10	—	$—	199,020,379	$1,991	(18,000)	$(24)	$307,498	$—	$(309,116)	$359
Equity-based compensation expense	—	—	—	—	—	—	—	—	4,498	—	—	4,498
Exercise of common stock options	—	—	—	—	2,984,945	30	—	—	664	—	—	694
Exercise of common warrants	—	—	—	—	706,164	7	—	—	17	—	—	24
Issuance of common stock in private placement with related parties at $1.00 per share	—	—	—	—	20,000,000	200	—	—	19,800	—	—	20,000
Issuance of common stock in private placement, including related parties, at $1.00 per share	—	—	—	—	31,000,000	310	—	—	30,680	—	—	30,990
Relative fair value of warrants issued in connection with issuance of 8% Series D preferred stock	—	—	—	—	—	—	—	—	3,872	—	—	3,872
Series A preferred stock dividend	93,242	1	—	—	—	—	—	—	(1)	—	—	—
Conversion of Series A preferred stock	(21,064)	(1)	—	—	21,064	—	—	—	—	—	—	(1)
Restricted stock grant	—	—	—	—	30,000	—	—	—	—	—	—	—
Purchase of shares at $3.55	—	—	—	—	—	—	(27,154)	(37)	—	—	—	(37)
Net loss for the year ended December 31, 2009	—	—	—	—	—	—	—	—	—	—	(30,113)	(30,113)
Cumulative translation adjustment net	—	—	—	—	—	—	—	—	—	1,313	—	1,313

Balance at December 31, 2009	1,025,934	$10	—	$—	253,762,552	$2,538	(45,154)	$(61)	$367,028	$1,313	$(339,229)	$31,599

Equity-based compensation expense	—	—	—	—	—	—	—	—	6,922	—	—	6,922
Exercise of common stock options	—	—	—	—	150,231	2	—	—	72	—	—	74
Series A preferred stock dividend	—	—	—	—	—	—	—	—	—	—	(224)	(224)
Conversion of Series A preferred stock	(128,495)	(1)	—	—	128,495	1	—	—	—	—	—	—
Issuance of common stock to acquire Pharmacos Exakta at $1.46 per share	—	—	—	—	1,371,428	13	—	—	1,986	—	—	1,999
Net loss for the year ended December 31, 2010	—	—	—	—	—	—	—	—	—	—	(18,926)	(18,926)
Cumulative translation adjustment net	—	—	—	—	—	—	—	—	—	1,608	—	1,608

Balance at December 31, 2010	897,439	$9	—	$—	255,412,706	$2,554	(45,154)	$(61)	$376,008	$2,921	$(358,379)	$23,052

OPKO Health, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands, except share and per share data)

For the years ended December 31, 2009, 2010 and 2011 (continued)

	Series A Preferred Stock		Series C Preferred Stock		Common Stock		Treasury		Additional Paid-In Capital	Other Comprehensive Income	Accumulated Deficit	Total
	Shares	Dollars	Shares	Dollars	Shares	Dollars	Shares	Dollars
Balance at December 31, 2010	897,439	$9	—	$—	255,412,706	$2,554	(45,154)	$(61)	$376,008	$2,921	$(358,379)	$23,052
Equity-based compensation expense	—	—	—	—	—	—	—	—	7,155	—	—	7,155
Exercise of common stock options	—	—	—	—	422,500	4	—	—	980	—	—	984
Exercise of common stock warrants	—	—	—	—	2,925,894	29	—	—	231	—	—	260
Series A preferred stock dividend	—	—	—	—	—	—	—	—	—	—	(60)	(60)
Conversion of Series A preferred stock	(294,680)	(3)	—	—	294,680	3	—	—	—	—	—	—
Redemption of Series A preferred stock	(602,759)	(6)	—	—	—	—	—	—	(1,501)	—	—	(1,507)
Series D preferred stock conversion	—	—	—	—	940,141	10	—	—	1,732	—	—	1,742
Series D preferred stock dividend	—	—	—	—	—	—	—	—	(4,704)	—	—	(4,704)
Issuance of common stock at $3.75 per share	—	—	—	—	29,397,029	294	—	—	104,534	—	—	104,828
Repurchase of common stock at $3.27 per share	—	—	—	—	—	—	(2,398,740)	(7,832)	—	—	—	(7,832)
Issuance of common stock in connection with Claros acquisition at $5.04 per share	—	—	—	—	4,494,380	45	(44,583)	(199)	22,606	—	—	22,452
Issuance of common stock in connection with FineTech acquisition at $4.90 per share	—	—	—	—	3,615,703	36	—	—	17,681	—	—	17,717
Exakta-OPKO purchase price adjustment	—	—	—	—	—	—	—	—	92	—	—	92
Net loss for the year ended December 31, 2010	—	—	—	—	—	—	—	—	—	—	(1,283)	(1,283)
Other comprehensive loss	—	—	—	—	—	—	—	—	—	(2,014)	—	(2,014)

Balance at December 31, 2011	—	$—	—	$—	297,503,033	$2,975	(2,488,477)	$(8,092)	$524,814	$907	$(359,722)	$160,882

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

OPKO Health, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the years ended December 31,
	2011	2010	2009
Cash flows from operating activities:
Net loss	$(1,283)	$(18,926)	$(30,113)
Income (loss) from discontinued operations, net of tax	(5,181)	6,250	5,722
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,830	2,207	564
Write-off of acquired in-process research and development	—	—	2,000
Accretion of debt discount related to notes payable	2	66	123
Losses from investments in investees	1,589	714	353
Equity based compensation – employees and non-employees	6,953	6,519	4,174
Provision for (recovery of) bad debts	257	(89)	25
Provision for (recovery of) inventory obsolescence	607	(48)	137
Unrealized gain from warrants	39	—	—
Deferred income tax benefit	(19,358)	—	—
Revenue from receipt of equity	(85)	(731)	—
Changes in assets and liabilities of continuing operations, net of the effects of acquisitions:
Accounts receivable	(1,719)	(2,888)	(740)
Inventory	2,170	(8,156)	(636)
Prepaid expenses and other current assets	57	270	432
Other assets	16	13	(58)
Accounts payable	(1,784)	1,498	(547)
Foreign currency remeasurement	363	—	—
Accrued expenses	(412)	(3,858)	(829)

Cash used in operating activities from continuing operations	(13,939)	(17,159)	(19,393)
Cash used in operating activities from discontinued operations	(4,561)	(1,553)	(4,065)

Net cash used in operating activities	(18,500)	(18,712)	(23,458)
Cash flows from investing activities:
Investments in investees	(2,013)	(650)	(4,800)
Acquisition of businesses, net of cash	(28,186)	(1,323)	(15,632)
Acquisition of rolapitant	—	—	(2,000)
Purchase of marketable securities	(100,161)	(14,997)	(9,997)
Maturities of marketable securities	100,161	14,997	9,997
Capital expenditures	(1,953)	(774)	(122)

Cash used in investing activities from continuing operations	(32,152)	(2,747)	(22,554)
Cash provided by (used in) investing activities from discontinued operations	17,316	(33)	(50)

Net cash used in investing activities	(14,836)	(2,780)	(22,604)
Cash flows from financing activities:
Issuance of common stock, including related parties, net	104,828	—	50,990
Purchase of common stock held in treasury	(7,832)	—	—
Redemption of Series A preferred stock including related parties	(1,792)	—	—
Payment of Series D dividends, including to related parties	(4,704)	—	—
Issuance of Series D preferred stock and warrants, including related parties	—	—	30,000
Repayments of line of credit with related party	—	(12,000)	—
Proceeds from bridge loan with related party	—	—	3,000
Repayment of bridge loan with related party	—	—	(3,000)
Proceeds from the exercise of stock options and warrants	1,244	74	718
Borrowings on lines of credit	15,300	15,424	529
Repayments of lines of credit and capital lease obligations	(20,127)	(6,266)	(317)

Net cash provided by (used in) financing activities	86,917	(2,768)	81,920
Effect of exchange rate on cash and cash equivalents	(81)	(382)	122

Net change in cash and cash equivalents	53,500	(24,642)	35,980
Cash and cash equivalents at beginning of year	18,016	42,658	6,678

Cash and cash equivalents at end of year	$71,516	$18,016	$42,658

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

OPKO Health, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 Business and Organization

We are a multi-national pharmaceutical and diagnostics company that seeks to establish industry-leading positions in large and rapidly growing medical markets by leveraging our discovery, development and commercialization expertise and our novel and proprietary technologies. Our current focus is on conditions with major unmet medical needs. We are developing a range of solutions to diagnose, treat and prevent various conditions, including molecular diagnostics tests, point-of-care tests, and proprietary pharmaceuticals and vaccines. We plan to commercialize these solutions on a global basis in large and high growth markets, including emerging markets. We have already established emerging markets pharmaceutical platforms in Chile and Mexico, which are generating revenue and which we expect to generate positive cash flow and facilitate future market entry for our products currently in development. We also recently acquired a specialty active pharmaceutical ingredients (“APIs”) manufacturer in Israel, which is currently generating revenue and positive cash flow, and which we expect will play a valuable role in the development of our pipeline of peptoids and other molecules for our proprietary molecular diagnostic and therapeutic products. We continue to actively explore opportunities to acquire complementary pharmaceuticals, compounds, technologies, and businesses.

We are incorporated in Delaware and our principal executive offices are located in Miami, Florida. We lease office and lab space in Jupiter, Florida, and Miramar, Florida, which is where our molecular diagnostics research and development and oligonucleotide research and development operations are based, respectively. We have leased office, manufacturing, and warehouse space in Woburn, Massachusetts for our point-of-care diagnostics business, and in Nesher, Israel for our API business. Our Chilean operations are located in leased offices in Santiago, Chile, and we own an office and manufacturing facility, and lease a warehouse facility in Guadalajara, Mexico.

Note 2 Summary of Significant Accounting Policies

Basis of Presentation, Reclassifications and Correction of an Error. The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and with the instructions to Form 10-K and of Regulation S-X. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. As further discussed in Note 4, the results of operations and the assets and the liabilities related to the Instrumentation Business have been accounted for as discontinued operations. Accordingly, the results of the operations related to the Instrumentation Business from prior periods have been reclassified to discontinued operations.

As of December 31, 2011, we corrected an immaterial error related to the classification of one of the intangible assets acquired as part of the CURNA, Inc. (“CURNA”) acquisition. Refer to Note 3. We reclassified million to in-process research and development from technology. Acquired in-process research and development is considered indefinite lived and does not amortize. Acquired in-process research and development is capitalized until it is completed and then amortized. If the acquired in-process research and development is abandoned, it is written off at the time of that determination. In addition, acquired in-process research and development assets are subject to impairment testing. As a result, during the three months ended December 31, 2011, we reversed $0.7 million of amortization expense previously recorded during the nine months ended September 30, 2011. In addition, we determined that we should have recorded a deferred tax liability of $4.0 million and $4.0 million of additional goodwill for the difference between the book and tax basis of the CURNA acquisition related intangible assets. As of December 31, 2011, we recorded the deferred tax liability and goodwill.

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

Property and Equipment. Property and equipment are recorded at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets, generally five to ten years and includes amortization expense for assets capitalized under capital leases. The estimated useful lives by asset class are as follows: software – 3 years, machinery and equipment – 5-8 years, furniture and fixtures – 5-10 years and leasehold improvements – the lesser of their useful life or the lease term. Expenditures for repairs and maintenance are charged to expense as incurred, while betterments reduce accumulated depreciation. Depreciation expense from continuing operations was $0.4 million, $0.2 million, and $0.1 million for the years ended December 31, 2011, 2010, and 2009, respectively.

Goodwill and Intangible Assets. Goodwill represents the difference between the purchase price and the estimated fair value of the net assets acquired when accounted for by the purchase method of accounting and arose from our acquisitions of OPKO Chile, Exakta-OPKO, CURNA, Claros and FineTech. We do not amortize goodwill, however, we perform an annual impairment test of goodwill during the fourth quarter. We did not record any impairment from continuing operations during the years ended December 31, 2011, 2010 or 2009. We evaluate our goodwill for impairment annually and whenever events and changes in circumstances suggest that the carrying amount may not be recoverable.

We amortize intangible assets with definite lives on a straight-line basis over their estimated useful lives, ranging from 3 to 10 years, and review for impairment at least annually, or sooner when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. We use the straight-line method of amortization as there is no reliably determinable pattern in which the economic benefits of our intangible assets are consumed or otherwise used up. Amortization expense from continuing operations was $3.4 million, $2.1 million, and $0.5 million for the years ended December 31, 2011, 2010, and 2009, respectively. Amortization expense from continuing operations for our intangible assets as of December 31, 2011 for the years ending December 31, 2012, 2013, 2014, 2015, and 2016 is expected to be $7.7 million, $6.2 million, $6.0 million, $5.8 million, and $5.3 million, respectively.

Impairment of Long-Lived Assets. Long-lived assets, such as property and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, then an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value, or carrying amount for cost basis assets, of the asset.

Fair Value Measurements. The carrying amounts of our cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses approximate their fair value due to the short-term maturities of these instruments. Investments that are accounted for under the equity method are considered available-for-sale as of December 31, 2011 and 2010, and are carried at fair value.

Short-term investments, which we invest in from time to time, include bank deposits, corporate notes, U.S. treasury securities and U.S. government agency securities with original maturities of greater than 90 days and remaining maturities of less than one year. Long-term investments include corporate notes, U.S. treasury securities and U.S. government agency securities with maturities greater than one year.

In evaluating the fair value information, considerable judgment is required to interpret the market data used to develop the estimates. The use of different market assumptions and/or different valuation techniques may have a material effect on the estimated fair value amounts. Accordingly, the estimates of fair value presented herein may not be indicative of the amounts that could be realized in a current market exchange. Refer to Note 18.

Derivative financial instruments. We record derivative financial instruments on our balance sheet at their fair value and the changes in the fair value are recognized in income when they occur, the only exception being derivatives that qualify as hedges. To qualify the derivative instrument as a hedge, we are required to meet strict hedge effectiveness and contemporaneous documentation requirements at the initiation of the hedge and assess the hedge effectiveness on an ongoing basis over the life of the hedge. At December 31, 2011, we had derivative financial instruments consisting of our Chilean forward purchase contracts (Refer to Note 19) and warrants to purchase Neovasc common stock (Refer to Note 3); neither meets the documentation requirements to be designated effective hedges. Accordingly, we recognize all changes in fair values of our forward contracts and Neovasc warrants in our results from operations.

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

Loss Per Common Share. Basic and diluted earnings or loss per common share are based on the net loss increased by dividends on preferred stock divided by the weighted average number of common shares outstanding during the period. In the periods in which their effect would be anti-dilutive, no effect has been given to outstanding options, warrants or convertible preferred stock in the diluted computation. The diluted loss per share does not include the weighted average impact of the outstanding options, warrants, and other contingent consideration of 26,661,326, 20,310,765, and 16,840,762 shares for the years ended December 31, 2011, 2010, and 2009 respectively, because their inclusion would have been anti-dilutive. As of December 31, 2011, the holders of our Series D Preferred Stock could convert their shares into approximately 11,433,331 shares of our common stock, including accrued dividends. During the year ended December 31, 2011, approximately 3,702,497 common stock warrants and common stock options to purchase shares of our common stock were exercised, resulting in the issuance of 3,348,394 shares of our common stock. Of the 3,702,497 common stock warrants and common stock options exercised, 354,103 shares were surrendered in lieu of a cash payment via the net exercise feature of the warrant agreements.

Revenue Recognition. Generally, we recognize revenue from product sales when goods are shipped and title and risk of loss transfer to our customers.

Other revenues include revenue related to upfront license payments, license fees and milestone payments received through our license, collaboration and commercialization agreements. We analyze our multiple-element arrangements to determine whether the elements can be separated and accounted for individually as separate units of accounting. In addition, other revenue includes $0.1 million of revenue related to our consulting agreement we entered into with Neovasc. (Refer to Note 3). We recognize the revenue on a straight-line basis over the contractual term of the agreement.

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

Total deferred revenue related to other revenues was $0.9 million and $0.2 million at December 31, 2011 and December 31, 2010, respectively.

Allowance for Doubtful Accounts. We analyze accounts receivable and historical bad debt levels, customer credit worthiness and current economic trends when evaluating the adequacy of the allowance for doubtful accounts using the specific identification method. Our reported net loss is directly affected by management’s estimate of the collectability of accounts receivable. Estimated allowances for sales returns are based upon our history of product returns. The amount of allowance for doubtful accounts from continuing operations at December 31, 2011 and 2010 was $0.4 million and $0.3 million, respectively.

Product Warranties. Product warranties are accrued at the time we record revenue for a product. The costs of warranties are recorded as a component of cost of sales. We estimate warranty costs based on our estimated historical experience and adjust for any known product reliability issues.

Equity-Based Compensation. We measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is recognized in the statement of operations over the period during which an employee is required to provide service in exchange for the award. We record excess tax benefits, realized from the exercise of stock options as a financing cash inflow rather than as a reduction of taxes paid in cash flow from operations. Refer to Note 9. Equity-based compensation arrangements to non-employees are recorded at their fair value on the measurement date. The measurement of equity-based compensation is subject to periodic adjustment as the underlying equity instruments vest.

Comprehensive income or loss. Our comprehensive loss for the year ended December 31, 2011 includes net loss for the year, the unrealized gain of $0.4 million, on our common stock options and common stock warrants of Neovasc, Inc. (Refer to Note 3) and the cumulative translation adjustment, net, of $2.4 million for the translation results of our subsidiaries in Chile and Mexico. Comprehensive loss for the year ended December 31, 2010 includes net loss for the year and the cumulative translation adjustment, net, $1.6 million for the translation results of our subsidiaries in Chile and Mexico.

Segment reporting. Our chief operating decision-maker (“CODM”) is comprised of our executive management with the oversight of our board of directors. Our CODM review our operating results and operating plans and make resource allocation decisions on a company-wide or aggregate basis. We currently manage our operations in one reportable segment, pharmaceutical. The pharmaceutical segment consists of two operating segments, our (i) pharmaceutical research and development segment which is focused on the research and development of pharmaceutical products, diagnostic tests and vaccines, and (ii) the pharmaceutical operations we acquired in Chile, Mexico and Israel through the acquisition of OPKO Chile, Exakta-OPKO and FineTech, respectively. There are no inter-segment sales. We evaluate the performance of each operating segment based on operating profit or loss. There is no inter-segment allocation of interest expense and income taxes.

Recent accounting pronouncements. In May 2011, the Financial Accounting Standards Board (“FASB”) issued a new standard on fair value measurement and disclosure requirements. The new standard changes fair value measurement principles and disclosure requirements including measuring the fair value of financial instruments that are managed within a portfolio, the application of applying premiums and discounts in a fair value measurement, and additional disclosure about fair value measurements. The new standard is effective for interim and annual periods beginning after December 15, 2011. We do not expect a material impact with the adoption of this new standard.

In June 2011, the FASB issued a new standard on the presentation of comprehensive income. The new standard eliminated the current option to report other comprehensive income and its components in the statement of changes in equity. Under the new standard, companies can elect to present items of net income and other comprehensive income in one continuous statement or in two separate, but consecutive statements. The new standard is effective at the beginning of fiscal years beginning after December 15, 2011 and we will comply with this requirement in the first quarter 2012. We do not expect a material impact with the adoption of this new standard.

In September 2011, the FASB issued a new standard to simplify how an entity tests goodwill for impairment. The new standard allows companies an option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining if it is necessary to perform the two-step quantitative goodwill impairment test. Under the new standard, a company is no longer required to calculate the fair value of a reporting unit unless the company determines, based on the qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The new standard is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. We do not expect a material impact with the adoption of this new standard.

Note 3 Acquisitions, Investments, and Licenses

FineTech acquisition

On December 29, 2011, we purchased all of the issued and outstanding shares of FineTech Pharmaceuticals, Ltd., a privately held Israeli company focused on the development and production of specialty Active Pharmaceutical Ingredients (“APIs”). At closing, we delivered to the seller $27.7 million, of which $10.0 million was paid in cash and $17.7 million was paid in shares of our common stock. The shares delivered at closing were valued at $17.7 million based on the closing sales price per share of our common stock as reported by the New York Stock Exchange (“NYSE”) on the actual closing date of the acquisition, or $4.90 per share. The number of shares issued was based on the average closing sales price per share of our common stock as reported on the NYSE for the ten trading days immediately preceding the execution of the purchase agreement, or $4.84 per share. Upon finalization of the closing financial statements of FineTech, we accrued an additional $0.5 million for a working capital surplus, as defined in the purchase agreement, which was paid to the seller in February 2012. In addition, the purchase agreement provides for the payment of additional cash consideration subject to the achievement of certain sales milestones.

The following table summarizes the estimated fair value of the net assets acquired and liabilities assumed in the acquisition of FineTech at the date of acquisition which are subject to change while contingencies that existed on the acquisition date are resolved:

(in thousands)
Current assets (including cash of $2,000)	$3,358
Intangible assets:
Customer relationships	14,200
Technology	2,700
Non-compete	1,500
Tradename	400

Total intangible assets	18,800
Goodwill	11,623
Plant and equipment	1,358
Other assets	1,154
Accounts payable and accrued expenses	(910)
Deferred tax liability	(2,457)
Contingent consideration	(4,747)

Total purchase price	$28,179

Claros Diagnostics acquisition

On October 13, 2011, we acquired Claros Diagnostics, Inc. (“Claros”) pursuant to an agreement and plan of merger. We paid $10.0 million in cash, subject to certain set-offs and deductions, and $22.5 million in shares of our common stock, based on the closing sales price per share of our common stock as reported by the NYSE on the closing date of the Merger, or $5.04 per share. The number of shares issued was based on the average closing sales price per share of our common stock as reported by the NYSE for the ten trading days immediately preceding the date of the merger, or $4.45 per share. Pursuant to the merger agreement, $5.0 million of the stock consideration is held in a separate escrow account to secure the indemnification obligations of Claros under the Claros merger agreement. In December 2011, we made a $0.2 million claim against the escrow for certain undisclosed liabilities. In addition, the merger agreement provides for the payment of up to an additional $19.125 million in shares of our common stock upon and subject to the achievement of certain milestones.

The following table summarizes the estimated fair value of the net assets acquired and liabilities assumed in the acquisition of Claros at the date of acquisition which are subject to change while contingencies that existed on the acquisition date are resolved:

(in thousands)
Current assets (including cash of $351)	$378
Technology	44,400
Goodwill	17,977
Equipment	333
Other assets	18
Accounts payable and accrued expenses	(655)
Deferred tax liability	(17,254)
Contingent consideration	(12,745)

Total purchase price	$32,452

CURNA acquisition

In January 2011, we acquired all of the outstanding stock of CURNA, Inc. (“CURNA”) in exchange for $10.0 million in cash, plus $0.6 million in liabilities, of which, $0.5 million was paid at closing. In addition to the cash consideration, we have agreed to pay to the CURNA sellers a portion of any consideration we receive in connection with certain license, partnership or collaboration agreements we may enter into with third parties in the future relating to the CURNA technology, including, license fees, upfront payments, royalties and milestone payments. As a result, we recorded $0.6 million, as contingent consideration for the future consideration. We will evaluate the contingent consideration on an ongoing basis and the changes in fair value will be recognized in earnings until the contingencies are resolved. Refer to Note 18. CURNA was a privately held company based in Jupiter, Florida, engaged in the discovery of new drugs for the treatment of a wide variety of illnesses, including cancer, heart disease, metabolic disorders and a range of genetic anomalies.

The following table reflects the estimated fair value of the net assets acquired at the date of acquisition which are subject to change while contingencies that existed on the acquisition date are resolved:

(in thousands)
Current assets (including cash of $5)	$38
Fixed assets	21
Intangible assets
In-process research and development	10,000
Patents	290

Total intangible assets	10,290
Goodwill	4,827
Accounts payable and accrued expenses	(54)
Deferred tax liability	(3,999)
Contingent consideration	(580)

Total purchase price	$10,543

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

In October 2009, we entered into a definitive agreement to acquire OPKO Chile (previously known as Pharma Genexx, S.A.), a privately-owned Chilean company engaged in the representation, importation, commercialization and distribution of pharmaceutical products, over-the-counter products and medical devices for government, private and institutional markets in Chile. Pursuant to a stock purchase agreement with OPKO Chile and its shareholders, Farmacias Ahumada S.A., FASA Chile S.A., and Laboratorios Volta S.A., we acquired all of the outstanding stock of OPKO Chile in exchange for $16.0 million in cash. The transaction closed on October 7, 2009.

The following table summarizes the estimated fair value of the net assets acquired and liabilities assumed in the acquisition of OPKO Chile at the date of acquisition:

(in thousands)
Current assets (including cash of $368)	$12,208
Intangible assets	7,826
Goodwill	4,983
Other assets	20
Accounts payable and accrued expenses	(9,037)

Total purchase price	$16,000

Investments

In August 2011, we made an investment in Neovasc Inc. (“Neovasc”), a medical technology company based in Vancouver, Canada, a Canadian publicly traded company. Neovasc is developing devices to treat cardiovascular diseases and is also a leading supplier of tissue components for the manufacturers of replacement heart valves. We invested $2.0 million and received two million Neovasc common shares, and two-year warrants to purchase an additional one million shares for $1.25 a share. We recorded the warrants at their estimated fair value using the Black-Scholes-Merton Model at $0.7 million. We recorded an unrealized gain of $0.2 million at December 31, 2011 related to these warrants to reflect the closing price increase of Neovasc common stock. We also entered into an agreement with Neovasc to provide strategic advisory services to Neovasc as it continues to develop and commercialize its novel cardiac devices. In connection with the consulting agreement, Neovasc granted us 913,750 common stock options. The options were granted at (Canadian) $1.00 per share and vest annually over three years. We valued the options using the Black-Scholes-Merton Model at $0.8 million on the date of grant and will recognize the revenue over four years as other revenue. In addition, we recorded an unrecognized gain of $0.2 million at December 31, 2011 related to these options to reflect the (Canadian) $1.29 closing share price of Neovasc. Refer to Note 18.

In November 2010, we made an investment in Fabrus, Inc., a privately held early stage biotechnology company with next generation therapeutic antibody drug discovery and development capabilities. Fabrus is using its proprietary antibody screening and engineering approach to discover promising lead compounds against several important oncology targets. Our investment was part of a $2.1 million financing for Fabrus and included other related parties. Refer to Note 12.

In September 2009, we entered into an agreement pursuant to which we invested $2.5 million in cash in Cocrystal Discovery, Inc., a privately held biopharmaceutical company (“Cocrystal”) in exchange for 1,701,723 shares of Cocrystal’s Convertible Series A Preferred Stock. Cocrystal is focused on the discovery and development of novel antiviral drugs using a combination of protein structure-based approaches. Refer to Note 12.

In June 2009, we entered into a stock purchase agreement with Sorrento Therapeutics, Inc. (“Sorrento”), a publicly held company with a technology for generating fully human monoclonal antibodies, pursuant to which we invested $2.3 million in Sorrento. The closing stock price for Sorrento’s common stock, a thinly traded stock, as quoted on the over-the-counter markets was $0.20 per share on December 31, 2011. Refer to Note 12.

The total assets, liabilities, and net losses of our equity method investees as of and for the year ended December 31, 2011 were $22.9 million, $1.9 million, and $9.1 million, respectively. The following table reflects our maximum exposure, accounting method, ownership interest and underlying equity in net assets of each of our investments:

Investee name	Year invested	Accounting method	Ownership at December 31, 2011	(in thousands)	Underlying equity in net assets
Cocrystal	2009	Equity method	16%	$2,500	$1,595
Sorrento	2009	Equity method	23%	2,300	947
Neovasc	2011	Equity method, cost (warrants)	4%	2,013	233
Fabrus	2010	VIE, equity method	13%	650	184
TESARO	2010	Cost method	2%	731	817
Less accumulated losses in investees				(2,656)

Total				$5,538
Neovasc options				813
Plus unrealized gain on Neovasc options and warrants				366

TOTAL				$6,717

Variable interest entities

We have determined that we hold a variable interest in one entity (“VIE”), Fabrus. We made this determination as a result of our assessment that they do not have sufficient resources to carry out their principal activities without additional subordinated financial support.

In order to determine the primary beneficiary of Fabrus, we evaluated our investment and our related parties investment, as well as our investment combined with the related party group’s investment to identify if we had the power to control Fabrus and who received the largest benefits (absorbed the most losses) from Fabrus. The related party group when considering our investment in Fabrus includes OPKO, the Gamma Trust, Hsu Gamma Investment, L.P., of which Jane Hsiao is the general partner, and the Richard Lerner Family Trust. Dr.’s Frost, Hsiao and Lerner are all members of our Board of Directors. As of December 31, 2011 we own approximately 13% of Fabrus and Dr.’s Frost, Hsiao and Lerner own 24% of Fabrus’ voting stock on an as converted basis, including 16% held by the Gamma Trust. Drs. Frost and Hsiao currently serve on the board of directors of Fabrus and represent 40% of its board. Based on this analysis, we determined that neither OPKO nor its related parties have the power to direct the activities of Fabrus. However, we did determine OPKO and its related parties can significantly influence the success of Fabrus through its board representation and voting power. As OPKO and its related parties have the ability to exercise significant influence over Fabrus’ operations, we account for our investments in Fabrus, under the equity method.

In October 2011, Cocrystal received an investment of $7.5 million from Teva Pharmaceutical Industries Ltd. In connection with that investment, we determined Cocrystal no longer meets the definition of a variable interest entity as it has sufficient capital to carry out its principal activities without additional financial support and as such had a reconsideration event occur. As a result of OPKO and its related parties’ ownership interest, OPKO and its related parties have the ability to significantly influence Cocrystal, we account for our investment under the equity method.

In June 2011, TESARO announced a $101 million financing. In connection with that financing, we determined TESARO no longer meets the definition of a variable interest entity as it has sufficient capital to carry out its principal activities without additional financial support. Neither OPKO nor its related parties have the ability to significantly influence TESARO and as such, OPKO accounts for its investment in TESARO under the cost method.

Pro forma disclosures for acquisitions

The following table includes the pro forma results for the years ended December 31, 2011 and 2010 of the combined companies as though the acquisitions of FineTech and Claros had been completed as of the beginning of each period, respectively.

	For the years ended December 31,
(in thousands, except per share amounts)	2011	2010
Revenue	$36,238	$34,102
Loss from continuing operations	$(20,879)	$(12,606)
Net loss attributable to common shareholders	$(1,368)	$(23,295)
Basic and diluted loss from continuing operations per share	$(0.00)	$(0.08)
Basic and diluted loss from discontinued operations per share	$(0.00)	$(0.04)
Basic and diluted loss per share	$(0.00)	$(0.12)

This unaudited pro forma financial information is presented for informational purposes only. The unaudited pro forma financial information may not necessarily reflect our future results of operations or what the results of operations would have been had we owned and operated each company as of the beginning of the periods presented.

We incurred a pre-tax loss related to the activities of Claros of $1.7 million from the date of our acquisition through December 31, 2011.

Note 4 Discontinued Operations

In September 2011, we announced that we entered into an agreement with OPTOS, Inc., a subsidiary of Optos plc (collectively “Optos”) to sell our ophthalmic instrumentation business. Upon closing in October 2011, we received $17.5 million of cash and we are eligible to receive royalties up to $22.5 million on future sales.

The assets and liabilities related to our instrumentation business have identifiable cash flows that are independent of the cash flows of other groups of assets and liabilities and we will not have a significant continuing involvement with the related products beyond one year after the closing of the transactions. Therefore, the accompanying Consolidated Balance Sheets report the assets and liabilities related to our instrumentation business as discontinued operations in all periods presented, and the results of operations related to our instrumentation business have been classified as discontinued operations in the accompanying Consolidated Statements of Operations for all periods presented.

The following table presents the major classes of assets and liabilities that have been presented as assets of discontinued operations and liabilities of discontinued operations in the accompanying Consolidated Balance Sheets:

(in thousands)	December 31, 2011	December 31, 2010
Trade accounts receivable, net	$—	$1,461
Inventories, net	—	3,534
Other current assets	4	103
Property, plant and equipment, net	—	140
Intangible assets, net	—	3,179

Total assets of discontinued operations	$4	$8,417

Trade accounts payable	$1	$690
Accrued expenses and other liabilities	173	2,370

Total liabilities of discontinued operations	$174	$3,060

The following table presents summarized financial information for the discontinued operations presented in the Consolidated Statements of Operations:

	For the years ended December 31
(in thousands)	2011	2010	2009
Total revenue	$4,254	$8,386	$8,729
Operating loss	(3,434)	(6,095)	(5,873)
Gain on sale to Optos	10,597	—	—
Income (loss) before provision for income taxes	7,142	(6,092)	(5,991)
Net income (loss)	5,181	(6,250)	(5,722)

Note 5 Composition of Certain Financial Statement Captions

	December 31,
(in thousands)	2011	2010
Accounts receivable, net
Accounts receivable	$12,984	$12,135
Less allowance for doubtful accounts	(440)	(279)

	$12,544	$11,856

Inventories, net
Finished products	$11,100	$13,643
Work in-process	277	406
Raw materials (components)	2,287	2,638
Less inventory reserve	(325)	(264)

	$13,339	$16,423

Prepaid expenses and other current assets
Prepaid supplies	$256	$37
Other receivables	288	666
Prepaid insurance	176	116
Taxes recoverable	542	1,441
Other	917	420

	$2,179	$2,680

Property and equipment, net
Machinery and equipment	$4,850	$2,460
Building	656	288
Land	437	495
Furniture and fixtures	313	203
Software	630	573
Leasehold improvements	309	21
Less accumulated depreciation	(1,837)	(1,451)

	$5,358	$2,589

Intangible assets, net
Technology	$47,100	$—
Customer relationships	18,386	4,741
In-process research and development	10,000	—
Product registrations	3,895	4,227
Tradename	827	471
Covenants not to compete	1,560	32
Other	297	7
Less accumulated amortization	(5,335)	(2,694)

	$76,730	$6,784

Accrued expenses
Income taxes payable	$484	$422
Deferred revenue	530	50
Clinical trials	7	801
Customer deposits	255	79
Professional fees	632	232
Employee benefits	907	225
Other	2,141	1,561

	$4,956	$3,370

Other long-term liabilities
Contingent consideration – Claros	$12,745	$—
Contingent consideration – FineTech	4,747	—
Contingent consideration – CURNA	510	—
Deferred tax liabilities	6,863	940
Other, including deferred revenue	578	127

	$25,443	$1,067

The following table summarizes the fair values assigned to our major intangible asset classes upon each acquisition:

(in thousands)	OPKO Chile	Exakta OPKO	CURNA	Claros	FineTech	Weighted average amortization period
Technology	$—	$—	$—	$44,400	$2,700	15 years
In-process research and development	—	—	10,000	—	—	Indefinite
Customer relationships	3,945	121	—	—	14,200	6 years
Product registrations	3,529	77	—	—	—	10 years
Covenants not to compete	—	70	—	—	1,500	5 years
Tradename	352	77	—	—	400	3 years
Other	—	—	290	—	—	5 years

Total identified intangible assets	7,826	345	10,290	44,400	18,800
Goodwill	4,983	21	4,827	17,977	11,623	Indefinite

Total intangible assets acquired	$12,809	$366	$15,117	$62,377	$30,423

All of the intangible assets and goodwill acquired relate to our acquisitions of OPKO Chile, Exakta-OPKO, CURNA, Claros, and FineTech. The weighted average period prior to the next renewal or extension for our acquired product registrations is 1.7 years. We do not anticipate capitalizing the cost of product registration renewals, rather we expect to expense these costs, as incurred. Our goodwill is not tax deductible for income tax purposes in Chile, the U.S. or Israel.

The changes to goodwill for the year ended December 31, 2011 are primarily due to the acquisitions of CURNA, Claros, and FineTech, as well as a $0.3 million increase resulting from foreign exchange translation of the assets and liabilities of OPKO Chile. The purchase price allocation of the assets acquired in the CURNA, Claros, and FineTech acquisitions are subject to change while contingencies that existed on the acquisition dates are resolved.

The following table reflects the changes in the allowance for doubtful accounts, provision for inventory reserve and tax valuation allowance accounts for continuing operations:

(in thousands)	Beginning balance	Charged to expense	Written-off	Charged to other	Ending balance
2011
Allowance for doubtful accounts	$(279)	(257)	96	—	$(440)

Inventory reserve	$(264)	(607)	546	—	$(325)

Tax valuation allowance	$(47,341)	19,358	—	(25,272)	$(53,255)

2010
Allowance for doubtful accounts	$—	(279)	—	—	$(279)

Inventory reserve	$(140)	(274)	150	—	$(264)

Tax valuation allowance	$(46,836)	(505)	—	—	$(47,341)

Note 6 Debt

We have an unutilized $12.0 million line of credit with the Frost Group, a related party. In June 2010 we repaid all amounts outstanding on the line of credit including $12.0 million in principal and $4.1 million in interest. The line of credit was renewed in February 2011 with a new maturity date of March 31, 2012. We have the ability to draw funds under the line of credit until its expiration in March 2012. We are obligated to pay interest upon maturity, capitalized quarterly, on any outstanding borrowings under the line of credit at an 11% annual rate. The line of credit is collateralized by all of our U.S. personal property except our intellectual property.

We have entered into lines of credit agreements with nine financial institutions in Chile in addition to our line of credit with the Frost Group. The Chilean lines of credit are used primarily as a source of working capital for inventory purchases. The following table summarizes the lines of credit:

(in thousands)	Interest rate on borrowings	Maximum borrowings	Amount outstanding at December 31,
Lender			2011	2010
The Frost Group LLC	11%	$12,000	$—	$—
Itau Bank	Libor +3.2%	2,351	1,091	1,849
Bank of Chile	Libor +3.2%	3,096	1,749	3,100
BICE Bank	Libor +3.2%	2,893	952	2,813
Santander Bank	Libor +3.2%	1,796	236	1,826
Corp Banca	Libor +3.2%	435	420	426
BBVA Bank	Libor +3.2%	3,214	2,348	3,123
BCI	Libor +3.2%	964	945	—
Security	Libor +3.2%	1,010	1,016	—
Scotiabank	Libor +3.2%	1,401	—	1,553

Total		$29,160	$8,757	$14,690

In March 2009, the Gamma Trust, a related party, advanced $3.0 million to us pursuant to a Promissory Note we issued to the Gamma Trust (the “Note”). The entire amount of this advance and all accrued interest thereon was due and payable on the earlier of May 4, 2009, or such earlier date following the closing of the stock purchase transaction with the Gamma Trust. Refer to Note 7. The Note bore interest at a rate equal to 11% per annum and could be prepaid in whole or in part without penalty or premium. We repaid the Note and $48 thousand of interest on April 27, 2009.

Note 7 Equity Offerings

On March 14, 2011, we issued 27,000,000 shares of our common stock in a public offering at a price of $3.75 per share. We also granted the underwriters a 30-day option to purchase up to an additional 4,050,000 shares of our common stock to cover over-allotments, if any. On March 15, 2011, representatives for the underwriters provided us notice that the underwriters exercised a portion of their 4,050,000 share over-allotment option for 2,397,029 additional shares of our common stock.

The following table reflects the proceeds received from the issuance of shares:

(in thousands, except share amounts)	Shares	Dollars
Original issuance	27,000,000	$101,250
Over-allotment	2,397,029	8,989

Total	29,397,029	110,239

Underwriters discount and commissions(1)	5.5% on 24,064,029 shares	(4,963)
Offering expenses		(448)

Net proceeds		$104,828

(1)

The underwriters did not receive any underwriting discount or commissions on the sale of 5,333,000 shares of common stock to entities associated with certain stockholders, including two of our directors and executive officers. Refer to Note 12.

Effective September 18, 2009, we entered into a securities purchase agreement (the “Preferred Purchase Agreement”) with the private investors (the “Preferred Investors”), pursuant to which the Preferred Investors agreed to purchase an aggregate of 1,209,677 shares (the “Preferred Shares”) of our 8.0% Series D Cumulative Convertible Preferred Stock, par value $0.01 per share (“Series D Preferred Stock”) (Refer to Note 8) at a purchase price of $24.80 per share, together with warrants (the “Warrants”) to purchase up to an aggregate of 3,024,196 shares of our common stock, par value $.01 at an exercise price of $2.48 per share (the “Preferred Investment”). The Series D Preferred Stock is convertible into approximately ten shares of our common stock, and the Preferred Shares purchase price was based on the average closing price of our common stock as reported on the NYSE Amex for the five days preceding the execution of the Preferred Purchase Agreement. In connection with the Preferred Investment, we issued the Preferred Shares and Warrants and received an aggregate of $30.0 million in cash on September 28, 2009.

We allocated the $30.0 million of proceeds from the Preferred Investment between the Series D Preferred Stock and the Warrants based on their relative fair values as follows:

(in thousands)
Series D Preferred Stock	$26,128
Warrants Settlements in kind or expired	3,872

Total	$30,000

We allocated the $30.0 million in proceeds received from the issuance of the Preferred Stock and warrants to those instruments based on their relative fair values, which resulted in a $3.9 million beneficial conversion feature. We recorded the $3.9 million beneficial conversion feature as a further discount to the Series D Preferred Stock and an increase to additional paid-in capital.

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

We agreed to issue the Preferred Shares and the Warrants in reliance upon the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended (the “Act”). The Preferred Shares issued in the Preferred Investment, including the shares of our common stock into which the Preferred Shares and Warrants may be converted, are “restricted securities” as that term is defined by Rule 144 under the Act, subject to a three year contractual lockup, and no registration rights have been granted.

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

Note 8 Shareholders’ Equity

Our authorized capital stock consists of 500,000,000 shares of common stock, par value $.01 per share, and 10,000,000 shares of preferred stock, par value $.01 per share.

Common Stock

Subject to the rights of the holders of any shares of preferred stock currently outstanding or which may be issued in the future, the holders of the common stock are entitled to receive dividends from our funds legally available when, as and if declared by our board of directors, and are entitled to share ratably in all of our assets available for distribution to holders of common stock upon the liquidation, dissolution or winding-up of our affairs subject to the liquidation preference, if any, of any then outstanding shares of preferred stock. Holders of our common stock do not have any preemptive, subscription, redemption or conversion rights. Holders of our common stock are entitled to one vote per share on all matters which they are entitled to vote upon at meetings of stockholders or upon actions taken by written consent pursuant to Delaware corporate law. The holders of our common stock do not have cumulative voting rights, which means that the holders of a plurality of the outstanding shares can elect all of our directors. All of the shares of our common stock currently issued and outstanding are fully-paid and nonassessable. No dividends have been paid to holders of our common stock since our incorporation, and no cash dividends are anticipated to be declared or paid on our common stock in the reasonably foreseeable future.

In addition to our equity-based compensation plans, we have issued warrants to purchase our common stock. Refer to Note 9 for additional information on our share-based compensation plans. The table below provides additional information for warrants outstanding as of December 31, 2011.

Warrants	Number of warrants	Weighted average exercise price	Expiration date
Outstanding at December 31, 2010	29,194,162
Issued	—
Exercised	(3,279,997)
Expired	—

Outstanding and Exercisable at December 31, 2011	25,914,165	$0.95	Various from September 2014 through March 2017

Of the 3,279,997 common stock warrants exercised, 354,103 shares were surrendered in lieu of a cash payment via the net exercise feature of the warrant agreements.

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

Series A Preferred Stock

Of the authorized preferred stock, 4,000,000 shares were designated Series A preferred stock. Dividends were payable on the Series A preferred stock in the amount of $0.25 per share, payable annually in arrears. At the option of our board of directors, dividends were paid either (i) wholly or partially in cash or (ii) in newly issued shares of Series A preferred stock valued at $2.50 per share to the extent a cash dividend was not paid. On June 3, 2011, we redeemed all 602,759 shares outstanding of our Series A Preferred Stock for an aggregate redemption price of $1.8 million, including accrued dividends.

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

8% Series D Cumulative Convertible Preferred Stock

Of the authorized preferred stock, 2,000,000 shares were designated 8% Series D Cumulative Convertible Preferred Stock (“Series D Preferred Stock”). Holders of the Series D Preferred Stock are entitled to receive, when, as and if declared by our Board of Directors, dividends on each share of Series D Preferred Stock at a rate per annum equal to 8.0% of the sum of (a) $24.80, plus (b) any and all declared and unpaid and accrued dividends thereon, subject to adjustment for any stock split, combination, recapitalization or other similar corporate action (the “Liquidation Amount”). All dividends shall be cumulative, whether or not earned or declared, accruing on an annual basis from the issue date of the Series D Preferred Stock. In October 2011, 80,654 shares of our Series D Preferred Stock were converted into 940,141 shares of our common stock, reflecting the liquidation value on the date of conversion. On November 3, 2011, our Board of Directors declared a cash dividend to all Series D Preferred Stockholders as of November 3, 2011. The total cash dividend was approximately $4.7 million. As of December 31, 2011 we had approximately $0.31 per Series D Preferred Share, or $0.4 million of Series D Preferred Stock dividends in arrears.

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

We may, at any time, convert the outstanding Series D Preferred Stock into such number of fully paid and non-assessable shares of common stock as is determined by dividing (A) the Liquidation Amount of the shares by (B) the Conversion Price, but only if the closing bid price of the common stock exceeds $5.00 per share during any thirty (30) consecutive trading days prior to each conversion. Initially, the Series D Preferred Stock was convertible into 10 shares of our common stock.

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

Note 9 Equity-Based Compensation

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

We classify the cash flows resulting from the tax benefit that arises when the tax deductions exceed the compensation cost recognized for those equity awards (excess tax benefits) as financing cash flows. There were no excess tax benefits for the years ended December 31, 2011, 2010, and 2009.

Equity-based compensation arrangements to non-employees are accounted for at their fair value on the measurement date. The measurement of equity-based compensation is subject to periodic adjustment over the vesting period of the equity instruments.

Valuation and Expense Information

We recorded equity based compensation expense from continuing operations of $7.0 million, $6.5 million, and $4.2 million for the years ended December 31, 2011, 2010 and 2009, respectively, all of which were reflected as operating expenses. Of the $7.0 million of equity based compensation expense recorded in the year ended December 31, 2011, $3.0 million was recorded as selling, general and administrative expense and $4.0 million was recorded as research and development expenses. Of the $6.5 million of equity based compensation expense recorded in the year ended December 31, 2010, $4.8 million was recorded as selling, general and administrative expense and $1.7 million was recorded as research and development expenses. Of the $4.2 million of equity based compensation expense recorded in the year ended December 31, 2009, $2.9 million was recorded as selling, general and administrative expense and $1.3 million was recorded as research and development expenses. In addition, during the years ended December 31, 2011, 2010 and 2009, we recorded equity based compensation expense from discontinued operations of $0.2 million, $0.4 million and $0.3 million, respectively. Refer to Note 4.

We estimate forfeitures of stock options and recognize compensation cost only for those awards expected to vest. Forfeiture rates are determined for all employees and non-employee directors based on historical experience and our estimate of future vesting. Estimated forfeiture rates are adjusted from time to time based on actual forfeiture experience.

As of December 31, 2011, there was $10.4 million of unrecognized compensation cost related to the stock options granted under our stock plans. That cost is expected to be recognized over a weighted-average period of approximately 2.7 years.

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

	Year Ended December 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009
Expected term (in years)	1.0 - 7.0	0.6 - 7.0	0.6 - 7.9
Risk-free interest rate	0.09% - 2.61%	1.3% - 2.7%	1.4% - 3.0%
Expected volatility	69%	69% - 74%	70% - 77%
Expected dividend yield	0%	0%	0%

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

We maintain incentive stock plans that provide for the grants of stock options to our directors, officers, employees and non-employee consultants. As of December 31, 2011, there were 8,577,850 shares of common stock reserved for issuance under our 2007 Incentive Plan. We intend to issue new shares upon the exercise of options. Stock options granted under these plans have been granted at an option price equal to the closing market value of the stock on the date of the grant. Options granted under these plans to employees typically become exercisable over four years in equal annual installments after the date of grant, and options granted to non-employee directors become exercisable in full one-year after the grant date, subject to, in each case, continuous service with the Company during the applicable vesting period. The Company assumed options to grant common stock as part of the mergers with Acuity Pharmaceuticals, Inc. and Froptix, Inc., which reflected various vesting schedules, including monthly vesting to employees and non-employee consultants.

A summary of option activity under our stock plans as of December 31, 2011, and the changes during the year is presented below:

Options	Number of options	Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate intrinsic value (in thousands)
Outstanding at December 31, 2010	14,708,146	$2.31	4.8	$23,464
Granted	3,376,500	$4.12
Exercised	(422,500)	$2.33
Forfeited	(595,125)	$2.24
Expired	(252,500)	$4.85

Outstanding at December 31, 2011	16,814,521	$2.64	4.3	$38,092

Vested and expected to vest at December 31, 2011	16,114,665	$2.63	4.3	$36,731

Exercisable at December 31, 2011	10,329,646	$2.39	3.0	$25,905

The total intrinsic value of stock options exercised for the years ended December 31, 2011, 2010, and 2009 was $0.8 million, $0.3 million, and $3.8 million, respectively.

The weighted average grant date fair value of stock options granted for the years ended December 31, 2011, 2010 and 2009 was $2.49, $1.39, and $0.99, respectively. The total fair value of stock options vested during the years ended December 31, 2011, 2010 and 2009 was $6.4 million, $3.4 million, and $5.1 million, respectively. The following table provides the grant date fair value for each of the following groups of stock option activity during 2011:

Options	Number of options	Weighted average grant date fair value
Nonvested at December 31, 2010	7,933,082	$1.32
Granted	3,376,500	$2.49
Forfeited	595,125	$1.33
Nonvested at December 31, 2011	6,484,875	$1.84

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

Note 10 Income Taxes

We operate in the following countries in which we are required to file tax returns: U.S., Canada, Israel, Mexico, Taiwan, and Chile.

The (expense) benefit from continuing operations for incomes taxes consists of the following:

	For the years ended December 31,
(in thousands)	2011	2010	2009
Current
Federal	$—	$—	$—
State	—	—	—
Foreign	(391)	(330)	(129)

	(391)	(330)	(129)
Deferred
Federal	18,043	—	—
State	1,220	—	—
Foreign	486	348	154

	19,749	348	154

Total, net	$19,358	$18	$25

Deferred income tax assets and liabilities from continuing operations as of December 31, 2011 and 2010 are comprised of the following:

(in thousands)	December 31, 2011	December 31, 2010
Deferred income tax assets:
Federal net operating loss	$40,208	$29,864
State net operating loss	7,254	3,294
Foreign net operating loss	2,142	249
Capitalized research and development expense	2,884	3,677
Research and development tax credit	3,688	2,342
Amortization and depreciation	263	241
Accruals	202	96
Other	14,056	7,787

Deferred income tax assets	70,697	47,550
Deferred income tax liabilities:
Intangible assets	(24,182)	(1,083)
Other	(123)	(66)

Deferred income tax liabilities	(24,305)	(1,149)

Net deferred income tax assets	46,392	46,401

Valuation allowance	(53,255)	(47,341)

Net deferred income tax liabilities	$(6,863)	$(940)

The change in deferred income tax assets, liabilities and valuation allowances at December 31, 2011 reflect the acquisition of various legal entities, including the tax attributes. The acquisitions were accounted for under U.S. GAAP as stock acquisitions and business combinations. As of December 31, 2011, we have federal, state, and foreign net operating loss carryforwards of approximately $174.5 million, $156.8 million, and $9.0 million, respectively, that expire at various dates through 2031. We have research and development tax credit carryforwards of approximately $4.0 million that expire in varying amounts through 2031. We have determined a full valuation allowance is required against all of our tax assets that we do not expect to be utilized by the turning of deferred income tax liabilities.

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

During 2008, we conducted a study to determine the impact of the various ownership changes that occurred during 2007 and 2008. As a result, we have concluded that the annual utilization of our net operating loss carryforwards (“NOLs”) and tax credits is subject to a limitation pursuant to Internal Revenue Code section 382. Under the tax law, such NOLs and tax credits are subject to expiration from 15 to 20 years after they were generated. As a result of the annual limitation that may be imposed on such tax attributes and the statutory expiration period, some of these tax attributes may expire prior to our being able to use them. As we have established a valuation allowance against all of our net deferred tax assets, including such NOLs and tax credits, there is no current impact on these financial statements as a result of the annual limitation. This study did not conclude as to whether eXegenics’ pre-merger NOLs were limited under Section 382. As such, of the $174.5 million of federal net operating loss carryforwards, at least approximately $39.7 million may not be able to be utilized.

Uncertain Income Tax Positions

We file federal income tax returns in the U.S., Canada, Chile, Mexico, Israel, and Taiwan jurisdictions, as well as with various U.S. states and the Ontario province in Canada. We are subject to tax audits in all jurisdictions for which we file tax returns. Tax audits by their very nature are often complex and can require several years to complete. There are currently no tax audits that have commenced with respect to income returns in any jurisdiction.

U.S. Federal: Under the tax statute of limitations applicable to the Internal Revenue Code, we are no longer subject to U.S. federal income tax examinations by the Internal Revenue Service for years before 2007. However, because we are carrying forward income tax attributes, such as net operating losses and tax credits from 2007 and earlier tax years, these attributes can still be audited when utilized on returns filed in the future.

State: Under the statutes of limitation applicable to most state income tax laws, we are no longer subject to state income tax examinations by tax authorities for years before 2007 in states in which we have filed income tax returns. Certain states may take the position that we are subject to income tax in such states even though we have not filed income tax returns in such states and, depending on the varying state income tax statutes and administrative practices, the statute of limitations in such states may extend to years before 2007.

Foreign: Under the statutes of limitations applicable to our foreign operations, we are no longer subject to tax examination for years before 2007 in jurisdictions where we have filed income tax returns.

As of December 31, 2011, December 31, 2010, and December 31, 2009, the total amount of gross unrecognized tax benefits was approximately $5.3 million, $5.4 million, and $6.8 million, respectively. Accrued interest and penalties on such unrecognized tax benefits was $0 in each period. There are no accrued interest and penalties resulting from such unrecognized tax benefits as a result of net operating loss carryforwards. There are no net unrecognized tax benefits that, if recognized, would impact the effective tax rate as of December 31, 2011 as a result of valuation allowances.

The following table rolls forward our gross unrecognized income tax benefits.

(in thousands)	2011	2010	2009
Unrecognized tax benefits at beginning of period	$5,413	$6,818	$3,619
Gross increases – tax positions in prior period	257	—	3,199
Gross decreases – tax positions in prior period	(420)	(1,405)	—

Unrecognized tax benefits at end of period	$5,250	$5,413	$6,818

Other Income Tax Disclosures

The significant elements contributing to the difference between the federal statutory tax rate and the effective tax rate for continuing operations are as follows:

	For the years ended December 31,
	2011	2010	2009
Federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	3.6	3.5	3.8
Foreign income tax	(1.9)	(1.2)	(0.2)
Acquired in-process research and development	—	—	(3.2)
Research and development tax credits	0.2	8.3	8.2
OID	0.1	5.2	6.1
Other items including valuation allowance and permanent items	37.9	(50.7)	(49.7)

Total	74.9%	0.1%	0.0%

The following table reconciles our losses from continuing operations before income taxes between U.S. and foreign jurisdictions:

	For the years ended December 31,
(in thousands)	20110	2010	2009
Pre-tax loss
U.S.	$(24,089)	$(11,213)	$(23,848)
Foreign	(1,733)	(767)	(215)

Total	$(25,822)	$(11,980)	$(24,063)

We may benefit from tax holidays in Israel as a result of our acquisition of FineTech. These tax holidays are on approved investments and are scheduled to expire, in whole or in part, at varying times within the next one to eight years. Some of these holidays may be extended when certain conditions are met, or terminated if certain conditions are not met. If the tax holidays are not extended, or if we fail to satisfy the conditions of the reduced tax rate, then our effective tax rate would increase in the future.

Note 11 Supplemental Cash Flow Information

Supplemental cash flow information is summarized as follows:

	For the years ended December 31,
(in thousands)	2011	2010	2009
Interest paid	$726	$4,386	$95

Income taxes paid, net	$338	$235	$—

Non-cash financing
Shares issued upon the conversion of:
Series D preferred stock	$1,742	$—	$—

Common stock warrants, net exercised	$1,155	$—	$—

Issuance of capital stock to acquire:
Exakta-OPKO	$—	$1,999	$—

Claros	$22,452	$—	$—

FineTech	$17,717	$—	$—

Note 12 Related Party Transactions

On August 17, 2011, we made an investment in Neovasc Inc., a medical technology company. Refer to Note 3. Dr. Frost and other members of OPKO management are shareholders of Neovasc. Prior to the investment, Dr. Frost beneficially owned approximately 36% of Neovasc, Dr. Jane Hsiao owned approximately 6%, and each of Dr. Uppaluri and Mr. Rubin owned less than 1%. Dr. Jane Hsiao and Steven Rubin also serve on the board of directors for Neovasc.

On March 14, 2011, we issued 27,000,000 shares of our common stock. Refer to Note 7. The 27,000,000 shares of our common stock issued include an aggregate of 3,733,000 shares of our common stock purchased by the Gamma Trust and Hsu Gamma at the public offering price. The Gamma Trust purchased an aggregate of 3,200,000 shares for approximately $12.0 million, and Hsu Gamma purchased an aggregate of 533,000 shares for approximately $1.9 million. Jefferies & Company, Inc. and J.P. Morgan Securities LLC acted as joint book-running managers for the offering. UBS Investment Bank and Lazard Capital Markets LLC acted as co-lead managers for the offering and Ladenburg Thalmann & Co. Inc., a subsidiary of Ladenburg Thalmann Financial Services Inc., acted as co-manager for the offering. Dr. Frost is the Chairman of the Board of Directors and principal shareholder of Ladenburg Thalmann Financial Services Inc.

On January 28, 2011, we entered into a definitive agreement with CURNA and each of CURNA’s stockholders and optionholders, pursuant to which we agreed to acquire all of the outstanding stock of CURNA in exchange for $10.0 million in cash, plus $0.6 million in liabilities, of which $0.5 million was paid at closing. At the time of the transaction, The Scripps Research Institute (“TSRI”) owned approximately 4% of CURNA. Dr. Frost serves as Trustee for TSRI and Dr. Richard Lerner, a director of the Company, served as its President until December 2011.

We have an unutilized $12.0 million line of credit with the Frost Group, a related party. On June 2, 2010 we repaid all amounts outstanding on the line of credit including $12.0 million in principal and $4.1 million in interest. The line of credit, which previously expired on January 11, 2011, was renewed on February 22, 2011 until March 31, 2012 on substantially the same terms as in effect at the time of expiration. We have the ability to draw funds under the line of credit until its expiration in March 2012. We are obligated to pay interest upon maturity, capitalized quarterly, on any outstanding borrowings under the line of credit at an 11% annual rate. The line of credit is collateralized by all of our U.S. personal property except our intellectual property.

In November 2010, we made an investment in Fabrus, Inc., a privately held early stage biotechnology company with next generation therapeutic antibody drug discovery and development capabilities. In exchange for the investment, we acquired approximately 13% of Fabrus on a fully diluted basis. Our investment was part of a $2.1 million financing for Fabrus. Other investors participating in the financing include Frost Gamma Investments Trust, of which Phillip Frost is the sole trustee, and Hsu Gamma Investment, L.P., of which Jane Hsiao, the Company’s Vice Chairman and Chief Technical Officer, serves as the general partner. In connection with the financing, Drs. Frost and Hsiao joined the Fabrus Board of Managers. Dr. Richard Lerner, a director of the Company, owns approximately 5% of Fabrus. Vaughn Smider, Founder and CEO of Fabrus, is an Assistant Professor at The Scripps Research Institute (“TSRI”). Dr. Frost serves as a Trustee for TSRI, and Richard Lerner served as its President until December 2011.

On July 20, 2010, we entered into a use agreement for approximately 1,100 square feet of space in Jupiter, Florida to house our molecular diagnostics operations with TSRI. Dr. Frost is a member of the Board of Trustees of TSRI and Dr. Richard Lerner, a member of our Board of Directors, was the President of TSRI until December 2011. Pursuant to the terms of the use agreement, which is effective as of November 1, 2009, gross rent is approximately $40 thousand per year for a two-year term which may be extended, upon mutual agreement, for one additional year. We ceased use of this space in September 2011.

On June 1, 2010, we entered into a cooperative research and development agreement with Academia Sinica in Taipei, Taiwan (“Academia Sinica”), for pre-clinical work for a compound against various forms of cancer. Dr. Alice Yu, a member of our Board of Directors, is a Distinguished Research Fellow and Associate Director at the Genomics Research Center, Academia Sinica (“Genomics Research Center”). In connection with the agreement, we are required to pay Academia Sinica approximately $0.2 million over the term of the agreement.

Effective March 5, 2010, the Frost Group assigned two license agreements with Academia Sinica to us. The license agreements pertain to alpha-galactosyl ceramide analogs and their use as immunotherapies and peptide ligands in the diagnosis and treatment of cancer. In connection with the assignment of the two licenses, we agreed to reimburse the Frost Group for the licensing fees previously paid by the Frost Group to Academia Sinica in the amounts of $50 thousand and $75 thousand, respectively, as well as reimbursement of certain expenses of $50 thousand.

Effective September 21, 2009, we entered into an agreement pursuant to which we invested $2.5 million in Cocrystal in exchange for 1,701,723 shares of Cocrystal’s Convertible Series A Preferred Stock. A group of investors, led by the Frost Group (the “CoCrystal Investors”), previously invested $5 million in Cocrystal, and agreed to invest an additional $5 million payable in two equal installments in September 2009 and March 2010. As a result of an amendment to the CoCrystal Investors agreements dated June 9, 2009, OPKO, rather than the CoCrystal Investors, made the first installment investment ($2.5 million) on September 21, 2009. Refer to Note 3.

On September 18, 2009, we entered into the Preferred Purchase Agreement with various investors. Refer to Note 7. Included among the investors is the Gamma Trust, Hsu Gamma Investment, L.P, a limited partnership controlled by Jane H. Hsiao and Oracle Partners LP, a limited partnership in which Dr. Frost is a limited partner.

On July 20, 2009, we entered into a worldwide exclusive license agreement with Academia Sinica for a new technology to develop protein vaccines against influenza and other viral infections. Dr. Alice Yu, a member of our Board of Directors, is a Distinguished Research Fellow and Associate Director at the Genomics Research Center.

On June 16, 2009, we entered into an agreement to lease approximately 10,000 square feet of space in Hialeah, Florida to house manufacturing and service operations for our ophthalmic instrumentation business (the “Hialeah Facility”) from an entity controlled by Drs. Frost and Hsiao. Effective as of July 1, 2011, the lease was amended to include an additional 5,000 square feet of space at the same rate per square foot as was then in effect under the lease. Following the amendment, gross rent payable under the lease was $0.2 million per year. Upon the closing of the sale of the Company’s instrumentation business to Optos, the Company assigned the lease to Optos. Refer to Note 4.

On June 10, 2009, we entered into a stock purchase agreement with Sorrento, pursuant to which we invested $2.3 million in Sorrento. Refer to Note 3. In exchange for the investment, we acquired approximately one-third of the outstanding common shares of Sorrento and received a fully-paid, exclusive license to the Sorrento antibody library for the discovery and development of therapeutic antibodies in the field of ophthalmology. On September 21, 2009, Sorrento entered into a merger transaction with Quikbyte Software, Inc. Prior to the merger transaction, certain investors, including Dr. Frost and other members of OPKO management, made an investment in Quikbyte. Dr. Richard Lerner, a member of our Board of Directors, serves as a consultant and scientific advisory board member to Sorrento and owns less than one percent of its shares.

On May 26, 2009, May 29, 2009, and June 1, 2009, we entered into stock purchase agreements with a total of seven accredited investors pursuant to which we agreed to sell an aggregate of 31 million shares of the Company’s common stock in exchange for $31 million. Under the terms of each investment, OPKO issued shares to the investors at a price of $1.00 per share. Refer to Note 7. Oracle Partners, LP and Vector Group Ltd. were among the investors in the transaction and purchased 4 million and 5 million shares of our common stock, respectively. At the time of the investment, Dr. Frost may also be deemed to beneficially own 11.5% of Vector Group Ltd.’s outstanding stock.

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

On February 23, 2009, we entered into a Stock Purchase Agreement with the Gamma Trust, of which Dr Frost is the sole trustee. Refer to Note 7.

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

We reimburse Dr. Frost for Company-related use by Dr. Frost and our other executives of an airplane owned by a company that is beneficially owned by Dr. Frost. We reimburse Dr. Frost in an amount equal to the cost of a first class airline ticket between the travel cities for each executive, including Dr. Frost, traveling on the airplane for Company-related business. We do not reimburse Dr. Frost for personal use of the airplane by Dr. Frost or any other executive; nor do we pay for any other fixed or variable operating costs of the airplane. For the fiscal years ending December 31, 2011, 2010, and 2009, we reimbursed Dr. Frost approximately $170 thousand, $46 thousand, and $92 thousand, respectively, for Company-related travel by Dr. Frost and other OPKO executives.

Note 13 Employee Benefit Plans

Effective January 1, 2007, the OPKO Health Savings and Retirement Plan (“Plan”) permits employees to contribute up to 50% of qualified pre-tax annual compensation up to annual statutory limitations. The discretionary company match for employee contributions to the Plan is 100% of up to the first 4% of the participant’s earnings contributed to the Plan. Our matching contributions to the plan were approximately $0.2 million and $0.2 million for the years ended December 31, 2011 and 2010, respectively.

Note 14 Commitments and Contingencies

In connection with our acquisitions of CURNA, Claros and FineTech, we agreed to pay future consideration to the sellers upon the achievement of certain events. As a result, we recorded $18.0 million, as contingent consideration. Refer to Note 3.

In connection with the acquisition of Vidus Ocular, Inc. (“Vidus”), we agreed issue additional stock consideration upon the occurrence of certain events including the issuance of 488,420 shares of our common stock upon the achievement of certain development milestones and, in the event that the stock price for our common stock at the time of receipt of approval or clearance by the FDA of a pre-market notification 510(k) relating to the Aquashunt™ is not at or above a specified price, we will be obligated to issue an additional 413,850 shares of our common stock.

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

Note 15 Strategic Alliances

We plan to develop a portfolio of product candidates through a combination of internal development and external partnerships. On December 10, 2010, we entered into a definitive agreement granting TESARO exclusive rights to the development, manufacture, commercialization and distribution of rolapitant and a related compound. Refer to Note 3. We have also completed strategic deals with the UT Southwestern, the President and Fellows of Harvard College, and Academia Sinica, among others. In connection with these license agreements, upon the achievement of certain milestones we are obligated to make certain payments and have royalty obligations upon sales of products developed under the license agreements. At this time, we are unable to estimate the timing and amounts of payments as the obligations are based on future development of the licensed products.

Note 16 Leases

We conduct certain of our operations under operating lease agreements. Rent expense from continuing operations was approximately $0.7 million, $0.8 million, and $0.5 million for the years ended December 31, 2011, 2010, and 2009, respectively.

As of December 31, 2011, the aggregate future minimum lease payments under all non-cancelable operating leases with initial or remaining lease terms in excess of one year are as follows:

Year Ending	(in thousands)
2012	$847
2013	677
2014	562
2015	485
2016	438

Total minimum lease commitments	$3,009

Note 17 Segments

We currently manage our operations in one reportable segment, pharmaceutical. The pharmaceutical segment consists of two operating segments, our (i) pharmaceutical research and development segment which is focused on the research and development of pharmaceutical products, diagnostic tests and vaccines, and (ii) the pharmaceutical operations we acquired in Chile, Mexico, and Israel through the acquisition of OPKO Chile, Exakta-OPKO, and FineTech, respectively. There are no inter-segment sales. We evaluate the performance of each segment based on operating profit or loss. There is no inter-segment allocation of interest expense and income taxes. We previously recorded our ophthalmic instrumentation business as its own reporting segment.

Information regarding our operations and assets for the two operating segments and the unallocated corporate operations as well as geographic information are as follows:

	For the years ended December 31,
(in thousands)	2011	2010	2009
Product revenue
Pharmaceutical	$27,844	$21,763	$4,418
Corporate	—	—	—

	$27,844	$21,763	$4,418

Operating (loss) income from continuing operations
Pharmaceutical	$(12,383)	$495	$(12,890)
Corporate	(10,806)	(11,631)	(9,257)

	$(23,189)	$(11,136)	$(22,147)

Depreciation and amortization
Pharmaceutical	$3,660	$2,092	$511
Corporate	170	115	53

	$3,830	$2,207	$564

Net loss of investees
Pharmaceutical	$(1,589)	$(714)	$(353)
Corporate	—	—	—

	$(1,589)	$(714)	$(353)

Product revenue
United States	$—	$—	$—
Chile	21,466	17,977	4,418
Mexico	6,378	3,786	—

	$27,844	$21,763	$4,418

	As of December 31,
	2011	2010
Assets
Pharmaceutical	$154,437	$51,819
Corporate	75,048	17,610
Discontinued operations	4	8,417

	$229,489	$77,846

During the year ended December 31, 2010, we also recorded $6.7 million of license revenue related to our license agreement with TESARO as part of our pharmaceutical business.

During the year ended December 31, 2011, one customer represented 17% of our total product revenue. During the year ended December 31, 2010, one customer represented 13% of our total product revenue. During the year ended December 31, 2009, no customers represented greater than 10% of revenue. As of December 31, 2011, one customer represented 29% of our accounts receivable balance. As of December 31, 2010, two customers represented 32% and 11% of our accounts receivable balance.

Note 18 Fair Value Measurement

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

As of December 31, 2011, we have money market funds that qualify as cash equivalents, forward contracts for inventory purchases (Refer to Note 19) and contingent consideration related to the acquisitions of CURNA, Claros and FineTech (Refer to Note 13) that are required to be measured at fair value on a recurring basis. We valued the contingent consideration utilizing a discounted cash flow model for the expected payments. In addition, in connection with our investment in Neovasc as well as entering into our consulting agreement with Neovasc, we record our options and warrants at fair value. Refer to Note 3. During 2011, we recorded other income of $0.1 million related to a reduction of the contingent consideration related to CURNA.

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

Our financial assets and liabilities measured at fair value on a recurring basis are as follows:

	Fair value measurements as of December 31, 2011
(in thousands)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Assets:
Money market funds	$68,089	$—	$—	$68,089
Forward contracts	—	143	—	143
Neovasc common stock options	—	1,031	—	1,031
Neovasc common stock warrants	—	814	—	814

Total assets	$68,089	$1,988	$—	$70,077

Liabilities:
CURNA contingent consideration	$—	$—	$510	$510
Claros contingent consideration	—	—	12,745	12,745
FineTech contingent consideration	—	—	4,747	4,747

Total Liabilities	$—	$—	$18,002	$18,002

Note 19 Derivative Contracts

We enter into foreign currency forward exchange contracts to cover the risk of exposure to exchange rate differences arising from inventory purchases on letters of credit. Under these forward contracts, for any rate above or below the fixed rate, we receive or pay the difference between the spot rate and the fixed rate for the given amount at the settlement date.

During 2011, we entered into a foreign exchange, fixed interest rate swap contract that provides for us to pay a fixed interest rate on the underlying loan balance denominated in Chilean Pesos. We entered into this agreement in Chile for purchases of inventory denominated in U.S. dollars. A hypothetical 1% interest rate change or 10% foreign exchange rate change will not have a material impact on our results from operations or financial position.

We record derivative financial instruments on our balance sheet at their fair value as an other current assets of $0.1 million and the changes in the fair value are recognized in income in other expense net when they occur, the only exception being derivatives that qualify as hedges. To qualify the derivative instrument as a hedge, we are required to meet strict hedge effectiveness and contemporaneous documentation requirements at the initiation of the hedge and assess the hedge effectiveness on an ongoing basis over the life of the hedge. At December 31, 2011, the forward contracts did not meet the documentation requirements to be designated as hedges. Accordingly, we recognize all changes in fair values in income.

The outstanding contracts at the end of the year 2011 have been valued at fair value, and their maturity details are as follows:

(in thousands) Days until maturity	Contract value	Fair value at December 31, 2011	Decrease of loss
0 to 30	$1,232	$1,241	$9
31 to 60	116	126	10
61 to 90	402	415	13
91 to 120	35	37	2
121 to 180	106	109	3
More than 180	35	36	1

Total	$1,926	$1,964	$38

Note 20 Selected Quarterly Financial Data (Unaudited)

	For the 2011 Quarters Ended
(in thousands), except per share data	March 31	June 30	September 30	December 31
Revenue	$6,950	$8,428	$6,807	$5,794
Gross margin	2,772	3,538	2,790	1,636
(Loss) income from continuing operations	(4,749)	(5,347)	(6,749)	10,381
Net (loss) income attributable to common shareholders	(6,349)	(6,361)	(8,836)	17,884
(Loss) income per share, basic
(Loss) income from continuing operations	$(0.02)	$(0.02)	$(0.02)	$0.04
(Loss) income from discontinued operations	$(0.00)	$(0.00)	$(0.01)	$0.03
Net (loss) income	$(0.02)	$(0.02)	$(0.03)	$0.06
(Loss) income per share, diluted
(Loss) income from continuing operations	$(0.02)	$(0.02)	$(0.02)	$0.03
(Loss) income from discontinued operations	$(0.00)	$(0.00)	$(0.01)	$0.03
Net (loss) income attributable to common shareholders	$(0.02)	$(0.02)	$(0.03)	$0.06

	For the 2010 Quarters Ended
(in thousands, except per share data)	March 31	June 30	September 30	December 31
Revenue	$5,312	$5,273	$5,678	$12,231
Gross margin	1,976	1,812	2,331	8,880
(Loss) income from continuing operations	(3,653)	(5,081)	(4,606)	664
Net loss attributable to common shareholders	(5,346)	(6,876)	(8,010)	(1,318)
(Loss) income per share, basic
Loss from continuing operations	$(0.01)	$(0.02)	$(0.02)	$0.00
Income (loss) from discontinued operations	$(0.00)	$(0.01)	$(0.01)	$(0.01)
Net loss	$(0.02)	$(0.03)	$(0.03)	$(0.01)
(Loss) income per share, diluted
(Loss) from continuing operations	$(0.02)	$(0.02)	$(0.02)	$0.00
Income (loss) from discontinued operations	$(0.00)	$(0.01)	$(0.01)	$(0.01)
Net loss attributable to common shareholders	$(0.02)	$(0.03)	$(0.03)	$(0.01)

Due to rounding, the quarterly per share amounts may not mathematically compute to the annual amount.

In October 2011, we complete the sale of our instrumentation business to OPTOS and as a result, recorded a gain of $10.6 million. Refer to Note 4. We corrected an immaterial error related to the classification of one of the intangible assets acquired as part of the CURNA acquisition. During the three months ended December 31, 2011, we reversed $0.7 million of amortization expense previously recorded. We previously recorded $0.2 million, $0.2 million and $0.3 million during each of the three month periods ended March 31, 2011, June 30, 2011 and September 30, 2011, respectively. On December 10, 2010, we licensed our rolapitant development program and as a result, recorded $6.7 million of revenue. Refer to Note 3.

Note 21 Subsequent Events

In January 2012, we announced that we have entered into a definitive agreement to acquire ALS Distribuidora Limitada (“ALS”), a privately-held Chilean pharmaceutical company engaged in the business of importation, commercialization and distribution of pharmaceutical products for private markets in Chile. ALS started operations in 2009 as the exclusive product distributor of Arama Laboratorios y Compañía Limitada (“Arama”), a company with more than 20 years of experience in the pharmaceutical products market. In connection with the transaction, OPKO will also acquire all of the product registrations and trademarks previously owned by Arama, as well as the Arama name. The transaction is expect to close in the first quarter of 2012 and is subject to customary closing conditions.

We have reviewed all subsequent events and transactions that occurred after the date of our December 31, 2011 consolidated balance sheet date, through the time of filing this Annual Report on Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Securities and Exchange Commission (“SEC”) Rule 13a-15(e) as of December 31, 2011. Based on that evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures are effective to ensure that information the Company is required to disclose in reports that it files or submits under the Securities Exchange Act is accumulated and communicated to management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2011, based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As permitted, our management’s assessment of and conclusion on the effectiveness of our internal controls did not include the internal controls of FineTech Pharmaceuticals Ltd, (“FineTech”) because it was acquired by us in a purchase business combination during the fourth quarter of fiscal 2011.

Based on our evaluation under the framework in Internal Control—Integrated Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2011.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2011 has been audited by Ernst & Young LLP, our independent registered public accounting firm, who also audited our consolidated financial statements included in this Annual Report on Form 10-K, as stated in their report which appears with our accompanying consolidated financial statements.

Changes to the Company’s Internal Control Over Financial Reporting

In connection with the closing of the FineTech acquisition, we began implementing standards and procedures at FineTech including upgrading and establishing controls over accounting systems, and adding employees who are trained and experienced in the preparation of financial statements in accordance with U.S. GAAP to ensure that we have in place appropriate internal control over financial reporting at FineTech. Other than as set forth above with respect to FineTech, there have been no changes to the Company’s internal control over financial reporting that occurred during the Company’s fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. FineTech’s assets constituted $36.1 million and $28.0 million of total and net assets, respectively, as of December 31, 2011 and $0 and $0.2 million of revenues and net loss, respectively, for the year ended December 31, 2011 as a result of the closing of the acquisition on December 29, 2011.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

The information required in Items 10 (Directors, Executive Officers and Corporate Governance), Item 11 (Executive Compensation), Item 12 (Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters), Item 13 (Certain Relationships and Related Transactions, and Director Independence), and Item 14 (Principal Accounting Fees and Services) is incorporated by reference to the Company’s definitive proxy statement for the 2012 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of December 31, 2011.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)	(1) Financial Statements: See Part II, Item 8 of this report.

(2)	We filed our consolidated financial statements in Item 8 of Part II. Additionally, the financial statement schedule entitled “Schedule II – Valuation and Qualifying Accounts” has been omitted since the information required is included in the consolidated financial statements and notes thereto.

(3)	Exhibits: See below.

Exhibit Number	Description

1.1(14)	Underwriting Agreement, dated March 9, 2011, by and among OPKO Health, Inc., Jefferies & Company, Inc. and J.P. Morgan Securities LLC, as representatives for the underwriters named therein.

2.1(1)	Merger Agreement and Plan of Reorganization, dated as of March 27, 2007, by and among Acuity Pharmaceuticals, Inc., Froptix Corporation, eXegenics, Inc., e-Acquisition Company I-A, LLC, and e-Acquisition Company II-B, LLC.

2.2(5)+	Securities Purchase Agreement, dated May 6, 2008, among Vidus Ocular, Inc., OPKO Instrumentation, LLC, OPKO Health, Inc., and the individual sellers and noteholders named therein.

2.3(11)	Purchase Agreement, dated February 17, 2010, among Ignacio Levy García and José de Jesús Levy García, Inmobiliaria Chapalita, S.A. de C.V., Pharmacos Exakta, S.A. de C.V., OPKO Health, Inc., OPKO Health Mexicana S. de R.L. de C.V., and OPKO Manufacturing Facilities S. de R.L. de C.V.

2.4(16)+	Agreement and Plan of Merger, dated January 28, 2011, among CURNA Inc., KUR, LLC, OPKO Pharmaceuticals, LLC, OPKO CURNA, LLC, and certain individuals named therein.

2.5(17)	Agreement and Plan of Merger, dated October 13, 2011, by and among OPKO Health, Inc., Claros Merger Subsidiary, LLC, Claros Diagnostics, Inc. and Ellen Baron, Marc Goldberg, and Michael Magliochetti on behalf of the Shareholder Representative Committee.

2.6+	Stock Purchase Agreement, dated December 20, 2011, by and among FineTech Pharmaceutical Ltd., Arie Gutman, OPKO Holdings Israel Ltd., and OPKO Health, Inc.

3.1(2)	Amended and Restated Certificate of Incorporation.

3.2(4)	Amended and Restated By-Laws.

3.3(9)	Certificate of Designation of Series D Preferred Stock.

4.1(1)	Form of Common Stock Warrant.

4.2(9)	Form of Common Stock Warrant.

10.1(1)	Form of Lockup Agreement.

10.2(1)	License Agreement, dated as of March 31, 2003, by and between the Trustees of the University of Pennsylvania and Acuity Pharmaceuticals, Inc. (Reich/Tolentino).

10.3(1)	License Agreement, dated as of March 31, 2003, by and between the Trustees of the University of Pennsylvania and Acuity Pharmaceuticals, Inc. (Reich/Gewirtz).

10.4(1)	First Amendment to License Agreement, dated as of August 1, 2003, by and between the Trustees of the University of Pennsylvania and Acuity Pharmaceuticals, Inc. (Reich/Tolentino).

10.5(1)	First Amendment to License Agreement, dated as of August 1, 2003, by and between the Trustees of the University of Pennsylvania and Acuity Pharmaceuticals, Inc. (Gewirtz).

10.6(1)	Credit Agreement, dated as of March 27, 2007, by and among eXegenics, Inc., The Frost Group, LLC, and Acuity Pharmaceuticals, LLC.

10.7(1)	Amended and Restated Subordination Agreement, dated as of March 27, 2007, by and among The Frost Group, LLC, Horizon Technology Funding Company LLC, Acuity Pharmaceuticals, LLC, and eXegenics, Inc.

10.8(4)	Share Purchase Agreement, dated April 11, 2007, by and between Ophthalmic Technologies, Inc. and eXegenics, Inc.

10.9(3)	Lease Agreement dated November 13, 2007, by and between Frost Real Estate Holdings, LLC and the Company.

10.10(4)	Share Purchase Agreement, dated as of November 28, 2007, by and among Ophthalmic Technologies, Inc., OTI Holdings Limited, and the Shareholders named therein.

10.11(4)	Exchange and Support Agreement, dated as of November 28, 2007, by and among OPKO Health, Inc. and OTI Holdings Limited and the holders of exchangeable shares named therein.

10.12(4)	Stock Purchase Agreement, dated December 4, 2007, by and between members of The Frost Group, LLC and the Company.

10.13(4)*	OPKO Health, Inc. 2007 Equity Incentive Plan.

10.14(5)	Form of Director Indemnification Agreement.

10.15(5)	Form of Officer Indemnification Agreement.

10.16(6)	Stock Purchase Agreement, dated August 8, 2008 by and among the Company and the Investors named therein.

10.17(7)	Stock Purchase Agreement, dated February 23, 2009 by and between the Company and Frost Gamma Investments Trust.

10.18(7)	Promissory Note to Frost Gamma Investments Trust, dated March 4, 2009.

10.19(8)	Form of Stock Purchase Agreement for transactions between the Company and Nora Real Estate SA., Vector Group Ltd., Oracle Partners LP, Oracle Institutional Partners, LP., Chung Chia Company Limited, Gold Sino Assets Limited and Grandtime Associates Limited.

10.20(8)	Stock Purchase Agreement, dated June 10, 2009, by and among the Company and Sorrento Therapeutics, Inc.

10.21(9)	Form of Securities Purchase Agreement Series D Preferred Stock.

10.22(10)*	Form of Restricted Share Award Agreement (Director).

10.23(10)	Cocrystal Discovery, Inc. Agreements.

10.24(13)	Stock Purchase Agreement, dated October 1, 2009, by and among the OPKO Chile Limitada and Inversones OPKO Limitada, subsidiaries of the Company, and the Sellers named therein.

10.25+(12)	Asset Purchase Agreement, dated October 12, 2009, by and between the Company and Schering Corporation.

10.26(12)	Letter Agreement, dated June 29, 2010, by and between the Company and Schering Corporation.

10.27(18)+	Exclusive License Agreement by and between the Company and TESARO, Inc. dated December 10, 2010.

10.28(15)	Amendment No. 2 to the Credit Agreement dated March 27, 2007, dated February 22, 2011, with The Frost Group, LLC.

10.29(15)	Third Amended and Restated Subordinated Note and Security Agreement, dated February 22, 2011, with The Frost Group, LLC.

10.30(17)+	Asset Purchase Agreement dated as of September 21, 2011, by and among Optos plc, Optos Inc., OPKO Health, Inc., OPKO Instrumentation, LLC, Ophthalmic Technologies, Inc., and OTI (UK) Limited.

21	Subsidiaries of the Company.

23.1	Consent of Ernst & Young LLP.

31.1	Certification by Phillip Frost, Chief Executive Officer, pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Rao Uppaluri, Chief Financial Officer, pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Phillip Frost, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Rao Uppaluri, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**	The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Cash Flows, and (iv) Notes to Financial Statements, tagged as blocks of text.

*	Denotes management contract or compensatory plan or arrangement.
**	As provided in Rule 406T of Regulation S-T, this information is furnished herewith and not filed for purposes of sections 11 and 12 of the Securities Act of 1933, as amended, or section 18 of the Securities Exchange Act of 1934, as amended.
+	Certain confidential material contained in the document has been omitted and filed separately with the Securities and Exchange Commission.
(1)	Filed with the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 2, 2007, and incorporated herein by reference.
(2)	Filed with the Company’s Current Report on Form 8-A filed with the Securities and Exchange Commission on June 11, 2007, and incorporated herein by reference.
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

(12)	Filed with the Company’s Amendment to Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 3, 2011.
(13)	Filed with the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 17, 2010.
(14)	Filed with the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 10, 2011, and incorporated herein by reference.
(15)

Filed with the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 10, 2011 for the Company’s three-month period ended March 31, 2011, and incorporated herein by reference.

(16)	Filed with the Company’s Quarterly Report on Form 10-Q/A filed with the Securities and Exchange Commission on July 5, 2011, and incorporated herein by reference.
(17)

Filed with the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 9, 2011 for the Company’s three-month period ended September 30, 2011, and incorporated herein by reference.

(18)	Filed with the Company’s Annual Report on Form 10-K/A filed with the Securities and Exchange Commission on July 28, 2011.

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

Signature	Title	Date
/s/ DR. PHILLIP FROST, M.D. Dr. Phillip Frost, M.D.	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 15, 2012

/s/ DR. JANE H. HSIAO Dr. Jane H. Hsiao	Vice Chairman and Chief Technical Officer	March 15, 2012

/s/ STEVEN D. RUBIN Steven D. Rubin	Director and Executive Vice President – Administration	March 15, 2012

/s/ RAO UPPALURI Rao Uppaluri	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	March 15, 2012

/s/ ADAM LOGAL Adam Logal	Executive Director of Finance, Chief Accounting Officer and Treasurer (Principal Accounting Officer)	March 15, 2012

/s/ ROBERT BARON Robert Baron	Director	March 15, 2012

/s/ THOMAS E. BEIER Thomas E. Beier	Director	March 15, 2012

/s/ RICHARD A. LERNER, M.D. Richard A. Lerner, M.D.	Director	March 15, 2012

/s/ JOHN A. PAGANELLI John A. Paganelli	Director	March 15, 2012

/s/ RICHARD C. PFENNIGER, JR. Richard C. Pfenniger, Jr.	Director	March 15, 2012

/s/ ALICE LIN-TSING YU, M.D., PH.D. Alice Lin-Tsing Yu, M.D., Ph.D.	Director	March 15, 2012

EXHIBIT INDEX

Exhibit Number	Description

2.6+	Stock Purchase Agreement, dated December 20, 2011, by and among FineTech Pharmaceutical Ltd., Arie Gutman, OPKO Holdings Israel Ltd., and OPKO Health, Inc.

21	Subsidiaries of the Company.

23.1	Consent of Ernst & Young LLP.

31.1	Certification by Phillip Frost, Chief Executive Officer, pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Rao Uppaluri, Chief Financial Officer, pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Phillip Frost, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Rao Uppaluri, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**	The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Cash Flows, and (iv) Notes to Financial Statements, tagged as blocks of text.

+	Certain confidential material contained in the document has been omitted and filed separately with the Securities and Exchange Commission.
**	As provided in Rule 406T of Regulation S-T, this information is furnished herewith and not filed for purposes of sections 11 and 12 of the Securities Act of 1933, as amended, or section 18 of the Securities Exchange Act of 1934, as amended.