Form 10-Q
period 2012-03-31
Opko Health, Inc.
filed 2012-05-10
CIK 944809

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012.

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

As of May 1, 2012, the registrant had 295,126,572 shares of common stock outstanding.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements,” as that term is defined under the Private Securities Litigation Reform Act of 1995 (“PSLRA”), Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements include statements about our expectations, beliefs or intentions regarding our product development efforts, business, financial condition, results of operations, strategies or prospects. You can identify forward-looking statements by the fact that these statements do not relate strictly to historical or current matters. Rather, forward-looking statements relate to anticipated or expected events, activities, trends or results as of the date they are made. Because forward-looking statements relate to matters that have not yet occurred, these statements are inherently subject to risks and uncertainties that could cause our actual results to differ materially from any future results expressed or implied by the forward-looking statements. Many factors could cause our actual activities or results to differ materially from the activities and results anticipated in forward-looking statements. These factors include those described below and in “Item 1A-Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2011, and described from time to time in our other reports filed with the Securities and Exchange Commission. Except as required by law, we do not undertake any obligation to update forward-looking statements. We intend that all forward-looking statements be subject to the safe-harbor provisions of the PSLRA. These forward-looking statements are only predictions and reflect our views as of the date they are made with respect to future events and financial performance.

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

Item  1. Financial Statements

OPKO Health, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited) (in thousands except share and per share data)

	March 31, 2012	December 31, 2011
ASSETS
Current assets
Cash and cash equivalents	$47,118	$71,516
Marketable securities	14,997	—
Accounts receivable, net	16,249	12,544
Inventory, net	18,393	13,339
Prepaid expenses and other current assets	2,654	2,179
Current assets of discontinued operations	—	4

Total current assets	99,411	99,582
Property and equipment, net	5,343	5,358
Intangible assets, net	75,094	76,730
Goodwill	40,319	39,815
Investments, net	10,136	6,717
Other assets	1,267	1,287

Total assets	$231,570	$229,489

LIABILITIES, SERIES D PREFERRED STOCK, AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$4,877	$4,891
Accrued expenses	10,389	4,956
Current portion of lines of credit and notes payable	14,194	8,757
Current liabilities of discontinued operations	245	174

Total current liabilities	29,705	18,778
Other long-term liabilities, principally contingent consideration and deferred tax liabilities	22,499	25,443

Total liabilities	52,204	44,221

Commitments and contingencies
Series D preferred stock – $0.01 par value, 2,000,000 shares authorized; 1,129,032 and 1,129,032 shares issued and outstanding (liquidation value of $28,915 and $28,355) at March 31, 2012 and December 31, 2011, respectively	24,386	24,386

Shareholders’ equity
Series A Preferred stock – $0.01 par value, 4,000,000 shares authorized; No shares issued or outstanding at March 31, 2012 and December 31, 2011, respectively	—	—
Series C Preferred Stock – $0.01 par value, 500,000 shares authorized; No shares issued or outstanding at March 31, 2012 or December 31, 2011	—	—
Common Stock – $0.01 par value, 500,000,000 shares authorized; 297,552,819 and 297,503,033 shares issued at March 31, 2012 and December 31, 2011, respectively	2,976	2,975
Treasury stock – 2,488,477 shares at March 31, 2012 and December 31, 2011	(8,092)	(8,092)
Additional paid-in capital	526,023	524,814
Accumulated other comprehensive income	2,406	907
Accumulated deficit	(368,333)	(359,722)

Total shareholders’ equity	154,980	160,882

Total liabilities, Series D Preferred Stock, and shareholders’ equity	$231,570	$229,489

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

OPKO Health, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except share and per share data)

	For the three months ended March 31,
	2012	2011
Revenue
Product sales	$8,639	$6,950
Other revenue	138	—

Total revenue	8,777	6,950
Cost of goods sold, excluding amortization of intangible assets	4,987	4,178

Gross margin, excluding amortization of intangible assets	3,790	2,772

Operating expenses
Selling, general and administrative	4,671	5,055
Research and development	4,831	1,088
Contingent consideration	1,144	—
Other operating expenses, principally amortization of intangible assets	1,991	765

Total operating expenses	12,637	6,908

Operating loss from continuing operations	(8,847)	(4,136)
Other income and (expense)
Interest income	27	8
Interest expense	(351)	(87)
Other income, net	1,298	122

Other income and (expense), net	974	43

Loss from continuing operations before income taxes and investment losses	(7,873)	(4,093)
Income tax provision	215	233

Loss from continuing operations before investment losses	(8,088)	(4,326)
Loss from investments in investees	(523)	(423)

Loss from continuing operations	(8,611)	(4,749)
Loss from discontinued operations, net of tax	—	(955)

Net loss	(8,611)	(5,704)
Preferred stock dividend	(560)	(645)

Net loss attributable to common shareholders	$(9,171)	$(6,349)

Loss per share, basic and diluted
Loss from continuing operations	$(0.03)	$(0.02)
Loss from discontinued operations	—	(0.00)

Net loss per share	$(0.03)	$(0.02)

Weighted average number of common shares outstanding, basic and diluted	297,543,066	261,042,274

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

OPKO Health, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(unaudited)

(in thousands)

	For the three months ended March 31,
	2012	2011
Net loss attributable to common shareholders	$(9,171)	$(6,349)
Other comprehensive income (loss)
Change in foreign currency translation adjustment	1,390	(497)
Available for sale investments:
Change in other net unrealized gains	109	—

Comprehensive loss	$(7,672)	$(6,846)

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

OPKO Health, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	For the three months ended March 31,
	2012	2011
Cash flows from operating activities
Net loss	$(8,611)	$(5,704)
Loss from discontinued operations, net of tax	—	955
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,328	869
Accretion of debt discount related to notes payable	—	2
Equity-based compensation – employees and non-employees	1,180	1,646
Loss from investments in investees	523	423
(Recovery of) provision for bad debt	(151)	17
Provision for inventory reserves	255	52
Revenue from receipt of equity	(51)	—
Unrealized gain from warrants	(1,117)	—
Contingent consideration	1,144	—
Changes in assets and liabilities of continuing operations, net of the effects of acquisitions:
Accounts receivable	(2,691)	(523)
Inventory	(4,433)	1,682
Prepaid expenses and other current assets	(481)	(109)
Other assets	7	80
Accounts payable	(271)	(2,149)
Foreign currency measurement	(458)	—
Accrued expenses	1,253	(340)

Cash used in operating activities of continuing operations	(11,574)	(3,099)
Cash provided by (used in) operating activities of discontinued operations	75	(1,586)

Net cash used in operating activities	(11,499)	(4,685)
Cash flows from investing activities
Acquisition of businesses, net of cash	—	(10,538)
Purchase of marketable securities	(14,997)	(59,983)
Investments in investees	(2,700)	—
Capital expenditures	(175)	(108)

Net cash used in investing activities	(17,872)	(70,629)

Cash flows from financing activities:
Issuance of common stock, including related parties, net	—	104,828
Borrowing under lines of credit	10,337	3,027
Repayments under lines of credit	(5,490)	(2,827)
Proceeds from the exercise of stock options and warrants	31	135

Net cash provided by financing activities	4,878	105,163
Effect of exchange rate changes on cash and cash equivalents	95	14

Net (decrease) increase in cash and cash equivalents	(24,398)	29,863
Cash and cash equivalents at beginning of period	71,516	18,016

Cash and cash equivalents at end of period	$47,118	$47,879

SUPPLEMENTAL INFORMATION
Interest paid	$177	$65
Income taxes refunded	$(6)	$—

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

OPKO Health, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 1 BUSINESS AND ORGANIZATION

We are a multi-national pharmaceutical and diagnostics company that seeks to establish industry-leading positions in large and rapidly growing medical markets by leveraging our discovery, development and commercialization expertise and our novel and proprietary technologies. We are developing a range of solutions to diagnose, treat and prevent various conditions, including molecular diagnostics tests, point-of-care tests, and proprietary pharmaceuticals and vaccines. We plan to commercialize these solutions on a global basis in large and high growth markets, including emerging markets. We have already established emerging markets pharmaceutical platforms in Chile and Mexico, which are generating revenue and which we expect to generate positive cash flow and facilitate future market entry for our products currently in development. We also operate a specialty active pharmaceutical ingredients (“APIs”) manufacturer in Israel, which is currently generating revenue and positive cash flow, and which we expect to play a valuable role in the development of our pipeline of peptoids and other molecules for our proprietary molecular diagnostic and therapeutic products. We continue to actively explore opportunities to acquire complementary pharmaceuticals, compounds, technologies, and businesses.

We are incorporated in Delaware and our principal executive offices are located in Miami, Florida. We lease office and lab space in Jupiter and Miramar, Florida, which is where our molecular diagnostics research and development and oligonucleotide research and development operations are based, respectively. We lease office, manufacturing, research and development and warehouse space in Woburn, Massachusetts for our point-of-care diagnostics business, and in Nesher, Israel for our API business. Our Chilean operations are located in leased offices and a leased warehouse facility in Santiago, Chile, and we own an office and manufacturing facility, and lease a warehouse facility in Guadalajara, Mexico.

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation. The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and notes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) considered necessary to present fairly the Company’s results of operations, financial position and cash flows have been made. The results of operations and cash flows for the three months ended March 31, 2012, are not necessarily indicative of the results of operations and cash flows that may be reported for the remainder of 2012 or for future periods. The unaudited condensed consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2011.

Reclassifications. As further discussed in Note 6, the results of operations and the assets and the liabilities related to the Instrumentation Business have been accounted for as discontinued operations. Accordingly, the results of the operations related to the Instrumentation Business from prior periods have been reclassified to discontinued operations.

We have reclassified certain expenses previously recorded in selling, general and administrative expenses to inventory as of March 31, 2012. This reclassification resulted in a reduction of cost of goods sold of $0.4 million ($0.00 per share). The activities reclassified were primarily related to certain costs related to the procurement of inventory at our Chilean pharmaceutical business.

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

Comprehensive loss. Our comprehensive loss for the three months ended March 31, 2012 includes (i) the net loss for the three months, (ii) the unrealized gain of $0.1 million on our common stock options and warrants of Neovasc, Inc. (“Neovasc”) (Refer to Note 5), and (iii) the cumulative translation adjustment, net, of $1.4 million for the translation results of our subsidiaries in Chile and Mexico. Comprehensive loss for the three months ended March 31, 2011 includes net loss for the three months and the cumulative translation adjustment, net, of $0.5 million for the translation results of our subsidiaries in Chile and Mexico.

Revenue recognition. Generally, we recognize revenue from product sales when goods are shipped and title and risk of loss transfer to our customers.

Other revenue includes revenue related to upfront license payments, license fees and milestone payments received through our license, collaboration and commercialization agreements. We analyze our multiple-element arrangements to determine whether the elements can be separated and accounted for individually as separate units of accounting. In addition, other revenue includes $0.1 million of revenue related to our consulting agreement we entered into with Neovasc. Refer to Note 5. We recognize the revenue on a straight-line basis over the contractual term of the agreement.

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

Total deferred revenue related to other revenues was $1.8 million and $0.9 million at March 31, 2012 and December 31, 2011, respectively.

Derivative financial instruments. We record derivative financial instruments on our balance sheet at their fair value and the changes in the fair value are recognized in income when they occur, the only exception being derivatives that qualify as hedges. To qualify the derivative instrument as a hedge, we are required to meet strict hedge effectiveness and contemporaneous documentation requirements at the initiation of the hedge and assess the hedge effectiveness on an ongoing basis over the life of the hedge. At March 31, 2012 and December 31, 2011, our forward contracts for inventory purchases did not meet the documentation requirements to be designated as hedges. Accordingly, we recognize all changes in fair values in income. Refer to Note 7.

Product warranties. Product warranty expense is recorded concurrently with the recording of revenue for product sales. The costs of warranties are accounted for as a component of cost of sales. We estimate warranty costs based on our estimated historical experience and adjust for any known product reliability issues.

Allowance for doubtful accounts. We analyze accounts receivable and historical bad debt levels, customer credit worthiness and current economic trends when evaluating the adequacy of the allowance for doubtful accounts using the specific identification method. Our reported net loss is directly affected by our estimate of the collectability of accounts receivable. Estimated allowances for sales returns are based upon our history of product returns. The amount of allowance for doubtful accounts was $0.3 million and $0.4 million at March 31, 2012 and December 31, 2011, respectively.

Segment reporting. Our chief operating decision-maker (“CODM”) is comprised of our executive management with the oversight of our board of directors. Our CODM reviews our operating results and operating plans and make resource allocation decisions on a company-wide or aggregate basis. We currently manage our operations in one reportable segment, pharmaceutical. The pharmaceutical segment consists of two operating segments, our (i) pharmaceutical research and development segment which is focused on the research and development of pharmaceutical products, diagnostic tests and vaccines, and (ii) the pharmaceutical operations we acquired in Chile, Mexico and Israel through the acquisition of OPKO Chile, Exakta-OPKO and FineTech Pharmaceuticals, respectively. There are no inter-segment sales. We evaluate the performance of each operating segment based on operating profit or loss. There is no inter-segment allocation of interest expense and income taxes.

Equity-based compensation. We measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is recognized in the statement of operations over the period during which an employee is required to provide service in exchange for the award. We record excess tax benefits, realized from the exercise of stock options as a financing cash inflow rather than as a reduction of taxes paid in cash flow from operations. Equity-based compensation arrangements to non-employees are recorded at their fair value on the measurement date. The measurement of equity-based compensation is subject to periodic adjustment as the underlying equity instruments vest. During the three months ended March 31, 2012 and 2011, we recorded $1.2 million and $1.6 million, respectively, of equity-based compensation expense.

Recent accounting pronouncements. On January 1, 2012, we adopted an amendment issued by the Financial Accounting Standards Board (“FASB”) to the accounting standards related to fair value measurements and disclosure requirements. This standard provides certain amendments to the existing guidance on the use and application of fair value measurements and maintains a definition of fair value that is based on the notion of exit price. The adoption of this standard did not have a material impact on our consolidated financial statements.

On January 1, 2012, we adopted amendments issued by the FASB to the accounting standards related to the presentation of comprehensive income. These standards revise the manner in which entities present comprehensive income in their financial statements and remove the option to present items of other comprehensive income in the statement of changes in stockholders’ equity. These standards require an entity to report components of comprehensive income in either (1) a continuous statement of comprehensive income, or (2) two separate but consecutive statements of net income and other comprehensive income. We modified our financial statements presentation using the latter alternative.

On January 1, 2012, we adopted revised guidance issued by the FASB related to the testing of goodwill for impairment. Under the revised guidance, an entity has the option to perform a qualitative assessment of whether it is more-likely-than-not that a reporting unit’s fair value is less than its carrying value prior to performing the two-step quantitative goodwill impairment test. If, based on the qualitative factors, an entity determines that the fair value of the reporting unit is greater than its carrying amount, then the entity would not be required to perform the two-step quantitative impairment test for that reporting unit. However, if the qualitative assessment indicates that it is not more-likely-than-not that the reporting unit’s fair value exceeds its carrying value, then the quantitative assessment must be performed. An entity is permitted to perform the qualitative assessment on none, some or all of its reporting units and may also elect to bypass the qualitative assessment and begin with the quantitative assessment of goodwill impairment. This amendment did not have a material impact on our consolidated financial statements.

NOTE 3 LOSS PER SHARE

Basic loss per share is computed by dividing our net loss by the weighted average number of shares outstanding during the period. Diluted earnings per share is computed by dividing our net loss by the weighted average number of shares outstanding and the impact of all dilutive potential common shares, primarily stock options. The dilutive impact of stock options and warrants is determined by applying the “treasury stock” method.

A total of 27,416,029 and 27,604,138 potential common shares have been excluded from the calculation of net loss per share for the three months ended March 31, 2012 and 2011, respectively, because their inclusion would be anti-dilutive. As of March 31, 2012, the holders of our Series D Preferred Stock could convert their Preferred Shares into approximately 11,659,137 shares of our Common Stock.

NOTE 4 COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS

(in thousands)	March 31, 2012	December 31, 2011
Accounts receivable, net:
Accounts receivable	$16,573	$12,984
Less allowance for doubtful accounts	(324)	(440)

	$16,249	$12,544

Inventories, net:
Finished products	$16,247	$11,100
Work-in process	505	277
Raw materials	2,245	2,287
Less inventory reserve	(604)	(325)

	$18,393	$13,339

Intangible assets, net:
Customer relationships	$18,654	$18,386
In-process research and development	10,000	10,000
Technology	47,100	47,100
Product registrations	4,154	3,895
Tradename	856	827
Covenants not to compete	1,565	1,560
Other	297	297
Less accumulated amortization	(7,532)	(5,335)

	$75,094	$76,730

Other long-term obligations
Contingent consideration	$14,804	$18,002
Deferred tax liabilities	6,981	6,863
Other, including deferred revenue	714	578

	$22,499	$25,443

The change in value of the intangible assets include the foreign currency fluctuation between the Chilean and Mexican pesos against the US dollar at March 31, 2012 and December 31, 2011.

NOTE 5 ACQUISITIONS, INVESTMENTS, AND LICENSES

FineTech acquisition

On December 29, 2011, we purchased all of the issued and outstanding shares of FineTech Pharmaceuticals, Ltd., (“FineTech”) a privately held Israeli company focused on the development and production of specialty Active Pharmaceutical Ingredients (“APIs”). At closing, we delivered to the seller $27.7 million, of which $10.0 million was paid in cash and $17.7 million was paid in shares of our common stock. The shares delivered at closing were valued at $17.7 million based on the closing sales price per share of our common stock as reported by the New York Stock Exchange (“NYSE”) on the actual closing date of the acquisition, or $4.90 per share. The number of shares issued was based on the average closing sales price per share of our common stock as reported on the NYSE for the ten trading days immediately preceding the execution of the purchase agreement, or $4.84 per share. Upon finalization of the closing financial statements of FineTech, we accrued an additional $0.5 million for a working capital surplus, as defined in the purchase agreement, which was paid to the seller in February 2012. In addition, the purchase agreement provides for the payment of additional cash consideration subject to the achievement of certain sales milestones.

The following table summarizes the estimated fair value of the net assets acquired and liabilities assumed in the acquisition of FineTech at the date of acquisition, which are subject to change while contingencies that existed on the acquisition date are resolved:

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

The following table summarizes the estimated fair value of the net assets acquired and liabilities assumed in the acquisition of Claros at the date of acquisition, which are subject to change while contingencies that existed on the acquisition date are resolved:

(in thousands)
Current assets (including cash of $351)	$378
Technology	44,400
Goodwill	17,977
Equipment	333
Other assets	18
Accounts payable and accrued expenses	(655)
Deferred tax liability	(17,254)
Contingent consideration	(12,745)

Total purchase price	$32,452

Investments

In February 2012, we made a $1.0 million investment in ChromaDex Corporation (“ChromaDex”), a publicly traded company and leading provider of proprietary ingredients and products for the dietary supplement, nutraceutical, food and beverage, functional food, pharmaceutical and cosmetic markets, in exchange for 1,333,333 shares of ChromaDex common stock, at $0.75 per share. In connection with our investment, we also entered into a license, supply and distribution agreement with ChromaDex pursuant to which we obtained exclusive distribution rights to certain of its products in Latin America. Our investment was part of a $3.7 million private placement by Chromadex. Other investors participating in the private financing included certain related parties. Refer to Note 9.

We have determined that our ownership, along with our related parties do not provide us with significant influence over the operations of ChromaDex and as a result, we account for ChromaDex under the cost method.

In February 2012, we purchased from Biozone Pharmaceuticals, Inc., a publicly traded company that specializes in drug development, (“BZNE”), $1.7 million of 10% secured convertible promissory notes (the “BZNE Notes”), convertible into BZNE common stock at a price equal to $0.20 per common share, which Notes are due and payable on February 24, 2014 and ten year warrants (the “BZNE Warrants”) to purchase 8.5 million shares of BZNE common stock at an exercise price of $0.40 per share. The Notes are secured pursuant to a security agreement by a first priority lien in the assets of BZNE, including the stock of its subsidiaries. As further consideration for the purchase of the Notes by us, BZNE granted us exclusive, worldwide distribution rights to its enhanced formulation of propofol. The parties also entered into a license agreement pursuant to which we acquired a world-wide license for the development and commercialization of products utilizing BZNE’s proprietary drug delivery technology, including QuSomes, exclusively for OPKO in the field of ophthalmology and non-exclusive for all other therapeutic fields, subject in each case to certain excluded products. Refer to Note 9.

We have accounted for the BZNE Notes as an available for sale investment. We recorded the BZNE Notes and BZNE Warrants at fair value on the date of acquisition, initially valuing the BZNE Notes at $1.7 million and the BZNE Warrants at $1.1 million, which was recorded in other income and expense, net. As a result, we recorded the investment at a total of $2.8 million. Changes in fair value for the BZNE Notes will be recorded through other comprehensive income each reporting period and changes in fair value for the beneficial conversion feature of the BZNE Notes and the BNZE Warrants will be recorded in other income and expense in our Statement of Operations. The trading activity in BZNE does not represent an active market and as such, we have determined the fair market value utilizing a business enterprise valuation approach in order to determine the fair value of our investment in BZNE.

We have determined that BZNE has an insufficient amount of equity to carry out its principal activities without additional financial support and meets the definition of a variable interest entity (“VIE”). We determined that we do not have the power to direct the activities of BZNE which most significantly impact its economic performance and as such, have determined that we are not the primary beneficiary of BZNE. We will continue to evaluate our relationship with BZNE including if we convert the BZNE Notes or BZNE Warrants into BZNE common stock.

In August 2011, we made an investment in Neovasc, a medical technology company that is publicly traded in Canada and based in Vancouver, Canada. Neovasc is developing devices to treat cardiovascular diseases and is also a leading supplier of tissue components for the manufacturers of replacement heart valves. We invested $2.0 million and received two million Neovasc common shares, and two-year warrants to purchase an additional one million shares for $1.25 a share. We recorded the warrants on the date of grant at their estimated fair value of $0.7 million using the Black-Scholes-Merton Model. Prior to the warrants being readily convertible into cash, we recorded an unrealized gain of $0.2 million in other comprehensive income. During the three months ended March, 31, 2012 we recorded an unrealized gain of $0.1 million related to these warrants to reflect the increase in the closing price of Neovasc common stock in other income and expense, net. We also entered into an agreement with Neovasc to provide strategic advisory services to Neovasc as it continues to develop and commercialize its novel cardiac devices. In connection with the consulting agreement, Neovasc granted us 913,750 common stock options. The options were granted at (Canadian) $1.00 per share and vest annually over three years. We valued the options using the Black-Scholes-Merton Model at $0.8 million on the date of grant and will recognize the revenue over four years as other revenue. Through March 31, 2012, we have recorded other comprehensive income of $0.3 million including $0.1 million during the three months ended March 31, 2012. The unrealized gain reflects the increase in share price of Neovasc to the (Canadian) $1.40. Refer to Note 9.

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

Neither we nor our related parties have the ability to significantly influence TESARO and as such, we account for our investment in TESARO under the cost method. In June 2011, TESARO announced a $101 million financing. In connection with that financing, we determined TESARO no longer meets the definition of a variable interest entity as it has sufficient capital to carry out its principal activities without additional financial support.

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

In September 2009, we entered into an agreement pursuant to which we invested $2.5 million in cash in Cocrystal Discovery, Inc., a privately held biopharmaceutical company (“Cocrystal”) in exchange for 1,701,723 shares of Cocrystal’s Convertible Series A Preferred Stock. Cocrystal is focused on the discovery and development of novel antiviral drugs using a combination of protein structure-based approaches. Refer to Note 9.

In October 2011, Cocrystal received an investment of $7.5 million from Teva Pharmaceutical Industries Ltd. In connection with that investment, we determined Cocrystal no longer meets the definition of a variable interest entity as it has sufficient capital to carry out its principal activities without additional financial support. As a result of the Company’s and its related parties’ ownership interest, the Company and its related parties have the ability to significantly influence Cocrystal, and we account for our investment under the equity method.

In June 2009, we entered into a stock purchase agreement with Sorrento Therapeutics, Inc. (“Sorrento”), a publicly held company with a technology for generating fully human monoclonal antibodies, pursuant to which we invested $2.3 million in Sorrento. The closing stock price for Sorrento’s common stock, a thinly traded stock, as quoted on the over-the-counter markets was $0.59 per share on March 31, 2012. Refer to Note 9.

Variable interest entities

We have determined that we hold a variable interests in two entities, Fabrus and BZNE. We made this determination as a result of our assessment that they do not have sufficient resources to carry out their principal activities without additional financial support.

In order to determine the primary beneficiary of Fabrus, we evaluated our investment and our related parties’ investments, as well as our investment combined with the related party group’s investment to identify if we had the power to direct the activities that most significantly impact the economic performance of Fabrus. The related party group when considering our investment in Fabrus includes the Company, Frost Gamma Investments Trust, of which Phillip Frost is the sole trustee (the “Gamma Trust”), Hsu Gamma Investment, L.P., of which Jane Hsiao is the general partner (“Hsu Gamma”), and the Richard Lerner Family Trust. Drs. Frost, Hsiao and Lerner are all members of our Board of Directors. As of March 31, 2012 we own approximately 13% of Fabrus and Dr.’s Frost, Hsiao and Lerner own a total of 24% of Fabrus’ voting stock on an as converted basis, including 16% held by the Gamma Trust. Drs. Frost and Hsiao currently serve on the board of directors of Fabrus and represent 40% of its board. Based on this analysis, we determined that neither we nor our related parties have the power to direct the activities of Fabrus. However, we did determine that our related parties can significantly influence the success of Fabrus through our related parties board representation and voting power. As we have the ability to exercise significant influence over Fabrus’ operations, we account for our investments in Fabrus under the equity method.

In order to determine the primary beneficiary of BZNE, we evaluated our investment and our related parties’ investments, as well as our investment combined with the related party group’s investments to identify if we had the power to direct the activities that most significantly impact the economic performance of BZNE. We determined that power to direct the activities that most significantly impact BZNE’s economic performance is conveyed through the board of directors of BZNE and no entity is able to appoint BZNE’s governing body who oversee its executive management team. Based on the capital structure, governing documents and overall business operations, we determined that, while a VIE, no single entity has the power to direct the activities that most significantly impact BZNE’s economic performance.

The total assets, liabilities, and net losses of our equity method investees as of and for the three months ended March 31, 2012 were $19.7 million, $1.6 million, and $3.9 million, respectively. The following table reflects our maximum exposure, accounting method, ownership interest and underlying equity in net assets of each of our investments:

Investee name	Year invested	Accounting method	Ownership at March 31, 2012	(in thousands)	Underlying equity in net assets
Cocrystal	2009	Equity method	16%	$2,500	$1,383
Sorrento	2009	Equity method	23%	2,300	765
Neovasc	2011	Equity method, cost (warrants)	4%	2,013	214
ChromaDex	2012	Cost method	2%	1,000	125
Fabrus	2010	VIE, equity method	13%	650	132
TESARO	2010	Cost method	2%	731	1,835
Less accumulated losses in investees				(3,178)

Total				$6,016
Biozone	2012	Investment available for sale	N/A	2,779	N/A
Neovasc options				813
Plus unrealized gain on Neovasc options and warrants				528

TOTAL				$10,136

NOTE 6 DISCONTINUED OPERATIONS

In September 2011, we announced that we entered into an agreement with Optos, Inc., a subsidiary of Optos plc (collectively (“Optos”) to sell our ophthalmic instrumentation business. Upon closing in October 2011, we received $17.5 million of cash and we will receive royalties up to $22.5 million on future sales.

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

The following table presents the major classes of assets and liabilities that have been presented as assets of discontinued operations and liabilities of discontinued operations in the accompanying Condensed Consolidated Balance Sheets:

(in thousands)	March 31, 2012	December 31, 2011
Trade accounts receivable, net	$—	$—
Inventories, net	—	—
Other current assets	—	4
Property, plant and equipment, net	—	—
Intangible assets, net	—	—

Total assets of discontinued operations	$—	$4

Trade accounts payable	$—	$1
Accrued expenses and other liabilities	245	173

Total liabilities of discontinued operations	$245	$174

The following table presents summarized financial information for the discontinued operations presented in the Condensed Consolidated Statements of Operations:

	For the three months ended March 31
(in thousands)	2012	2011
Total revenue	$—	$1,698
Operating loss	—	(950)
Loss before provision for income taxes	—	(955)
Net loss	—	(955)

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

As of March 31, 2012, we have money market funds that qualify as cash equivalents, U.S. Treasury securities that qualify as cash equivalents, U.S. Treasury securities recorded as marketable securities, forward contracts for inventory purchases (Refer to Note 8) and contingent consideration related to the acquisitions of CURNA, Claros and FineTech (Refer to Note 10) that are required to be measured at fair value on a recurring basis. Our U.S. Treasury securities mature on April 26, 2012 ($10.0 million) and June 28, 2012 ($15.0 million). Of the $19.1 million of contingent consideration, $4.3 million is recorded as an accrued expense and $14.8 million is recorded in other long-term liabilities. We valued the contingent consideration utilizing a discounted cash flow model for the expected payments.

In addition, in connection with our investment in Neovasc as well as entering into our consulting agreement with Neovasc, we record our options and warrants at fair value. Refer to Note 5. In connection with our BNZE investment, we recorded the BZNE Notes and BZNE Warrants at fair value on the date of acquisition, initially valuing the BZNE Notes at $1.7 million and the BZNE Warrants at $1.1 million which was recorded in other income and expense, net. As a result, we recorded the investment at a total of $2.8 million. Changes in fair value for the BZNE Notes will be recorded through other comprehensive income each reporting period and changes in fair value for the beneficial conversion feature of the BZNE Notes and the BNZE Warrants will be recorded in other income and expense in our Statement of Operations. The trading activity in BZNE does not represent an active market and as such, we have determined the fair market value utilizing a business enterprise valuation approach in order to determine the fair value of our investment in BZNE.

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

Our financial assets and liabilities measured at fair value on a recurring basis are as follows:

	Fair value measurements as of March 31, 2012
(in thousands)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Assets:
Money market funds	$22,450	$—	$—	$22,450
US Treasury securities	24,997	—	—	24,997
BNZE Note and beneficial conversion feature	—	—	1,700	1,700
BNZE common stock warrants	—	—	1,063	1,063
Neovasc common stock options	—	1,139	—	1,139
Neovasc common stock warrants	—	868	—	868

Total assets	$47,447	$2,007	$2,763	$52,217

Liabilities:
Forward contracts	$—	$87	$—	$87
URNA contingent consideration	—	—	510	510
Claros contingent consideration	—	—	13,721	13,721
FineTech contingent consideration	—	—	4,915	4,915

Total Liabilities	$—	$87	$19,146	$19,233

The following table reconciles the beginning and ending balances of our Level 3 assets and liabilities:

(in thousands)	BNZE Note and BZNE Warrants	Contingent consideration
Beginning balance	$—	$18,002
Additions	1,700	—
Change in fair value included in:
Statement of operations	—	1,144
Other income and expense, net	1,063	—

Ending balance	$2,763	$19,146

NOTE 8 DERIVATIVE CONTRACTS

We enter into foreign currency forward exchange contracts to cover the risk of exposure to exchange rate differences arising from inventory purchases on letters of credit. Under these forward contracts, for any rate above or below the fixed rate, we receive or pay the difference between the spot rate and the fixed rate for the given amount at the settlement date.

In January 2012, we entered into a foreign exchange, fixed interest rate swap contract that provides for us to pay a fixed interest rate on the underlying loan balance denominated in Chilean Pesos. We entered into this agreement in Chile for purchases of inventory denominated in U.S. dollars. A hypothetical 1% interest rate change or 10% foreign exchange rate change will not have a material impact on our results from operations or financial position.

We record derivative financial instruments on our balance sheet at their fair value and the effect on loss is recorded in other accrued expenses and the changes in the fair value are recognized in other income expense, net. To qualify the derivative instrument as a hedge, we are required to meet strict hedge effectiveness and contemporaneous documentation requirements at the initiation of the hedge and assess the hedge effectiveness on an ongoing basis over the life of the hedge. At March 31, 2012, the forward contracts did not meet the documentation requirements to be designated as hedges. Accordingly, we recognize all changes in fair values in income.

The Neovasc warrants are accounted for as derivatives as they are readily convertible into cash. As a result, the fluctuations in fair value are recorded in our statement of operations in other income and expense as an unrealized gain or loss. During the three months ended March 31, 2012, we recorded an unrealized gain of approximately $0.1 million in other income and expense to reflect the change in fair value based on the increase in Neovasc’s stock price. We value the warrants based on the Black-Scholes-Merton valuation model. In addition, the conversion feature of the BZNE Note and BZNE Warrants also are accounted for as derivatives and the changes in their fair value will be recorded in our statement of operations in other income and expense. We did not record any change in fair value of either the conversion feature of the BZNE Note or BZNE Warrants during the three months ended March 31, 2012.

The outstanding contracts at March 31, 2012, have been recorded at fair value, and their maturity details are as follows:

(in thousands) Days until maturity	Contract value	Fair value at March 31, 2012	Effect on loss
0 to 30	$911	$948	$(37)
31 to 60	1,368	1,395	(27)
61 to 90	515	536	(21)
91 to 120	138	140	(2)
121 to 180	249	249	—
More than 180	—	—	—

Total	$3,181	$3,268	$(87)

NOTE 9 RELATED PARTY TRANSACTIONS

In February 2012, we made a $1.0 million investment in ChromaDex. Other investors participating in the private financing included the Gamma Trust, Hsu Gamma, and Richard Lerner, a director. Curt Lockshin, OPKO’s Vice President, Corporate R&D Initiatives, serves as a director for ChromaDex. Following our investment, we own 1.5% of ChromaDex, the Gamma Trust owns approximately 16% of ChromaDex; Hsu Gamma owns approximately 1%; and each of Dr. Lerner, Richard Pfenniger, Jr., Steven Rubin, and Rao Uppaluri own less than 1% of ChromaDex. Refer to Note 5.

In February 2012, we purchased from BZNE $1.7 million of 10% secured convertible promissory notes (the “Notes”), convertible into BZNE common stock at a price equal to $0.20 per common share, which Notes are due and payable on February 24, 2014 and ten year warrants to purchase 8.5 million shares of BZNE common stock at an exercise price of $0.40 per share. Refer to Note 5.

Roberto Prego Novo is the Chairman of BZNE and presently serves as a Consultant to OPKO. Dr. Frost and Mr. Prego Novo previously invested in BZNE in February and March, 2011. On May 16, 2011, BZNE acquired the assets and assumed the liabilities of Aero Pharmaceuticals, Inc. (“Aero”) in exchange for which BZNE issued an aggregate of 8,331,396 shares of its restricted common stock to Aero. On September 21, 2011, BZNE issued an additional 13,914 shares to Aero due to the late filing of a registration statement. Prior to the transaction, Dr. Frost, through the Gamma Trust, beneficially owned approximately 46% of Aero’s issued and outstanding capital stock; Mr. Prego Novo owned approximately 23% of Aero’s issued and outstanding capital stock through Olyrca Trust; and Dr. Hsiao beneficially owned approximately 12% of Aero’s issued and outstanding stock. Each of Drs. Frost and Hsiao and Mr. Prego Novo beneficially owned approximately 9.2%, 1.7%, and 8.2% of BZNE, respectively, following the purchase of Aero by BZNE. Each of Dr. Uppaluri and Mr. Rubin beneficially own less than 1% of BZNE as a result of their prior ownership of Aero shares. Effective April 18, 2012, Dr. Frost, through the Gamma Trust, also made a loan to BZNE in the principal amount of $250,000, with a maturity date of August 7, 2012, which is secured by a first priority lien on a particular BZNE receivable.

On August 17, 2011, we made an investment in Neovasc. Refer to Note 5. Dr. Frost and other members of OPKO management are shareholders of Neovasc. Prior to the investment, Dr. Frost beneficially owned approximately 36% of Neovasc, Dr. Jane Hsiao owned approximately 6%, and each of Dr. Uppaluri and Mr. Rubin owned less than 1%. Dr. Jane Hsiao and Steven Rubin also serve on the board of directors for Neovasc.

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

In January 2011, we entered into a definitive agreement with CURNA and each of CURNA’s stockholders and option holders, pursuant to which we agreed to acquire all of the outstanding stock of CURNA in exchange for $10.0 million in cash, plus $0.6 million in liabilities, of which $0.5 million was paid at closing. At the time of the transaction, The Scripps Research Institute (“TSRI”) owned approximately 4% of CURNA. Dr. Frost serves as a Trustee for TSRI and Dr. Richard Lerner, a director of the Company, served as its President until December 2011.

Our unutilized $12.0 million line of credit with the Frost Group, LLC (the “Frost Group”) expired on March 31, 2012. The Frost Group members include a trust controlled by Dr. Frost, who is the Company’s Chief Executive Officer and Chairman of the board of directors, Dr. Jane H. Hsiao, who is the Vice Chairman of the board of directors and Chief Technical Officer, Steven D. Rubin who is Executive Vice President — Administration and a director of the Company, and Rao Uppaluri, who is the Chief Financial Officer of the Company. On June 2, 2010 we repaid all amounts outstanding on the line of credit including $12.0 million in principal and $4.1 million in interest. We did not have any borrowings under the line of credit at any time during the 2011 or 2012 fiscal years. We were obligated to pay interest upon maturity, capitalized quarterly, on any outstanding borrowings under the line of credit at an 11% annual rate. The line of credit was collateralized by all of our U.S. personal property except our intellectual property.

In November 2010, we made an investment in Fabrus, Inc., a privately held early stage biotechnology company with next generation therapeutic antibody drug discovery and development capabilities. In exchange for the investment, we acquired approximately 13% of Fabrus on a fully diluted basis. Our investment was part of a $2.1 million financing for Fabrus. Other investors participating in the financing include the Gamma Trust and Hsu Gamma. In connection with the financing, Drs. Frost and Hsiao joined the Fabrus Board of Managers. Dr. Richard Lerner, a director of the Company, owns approximately 5% of Fabrus. Vaughn Smider, Founder and CEO of Fabrus, is an Assistant Professor at The Scripps Research Institute (“TSRI”). Dr. Frost serves as a Trustee for TSRI and Dr. Richard Lerner served as its President until December 2011.

On July 20, 2010, we entered into a use agreement for approximately 1,100 square feet of space in Jupiter, Florida to house our molecular diagnostics operations with TSRI. Dr. Frost is a member of the Board of Trustees of TSRI and Dr. Richard Lerner, a member of our Board of Directors, was the President of TSRI until December 2011. Pursuant to the terms of the use agreement, which was effective as of November 1, 2009, gross rent was approximately $40 thousand per year for a two-year term. We ceased use of this space in September 2011.

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

Effective September 21, 2009, we entered into an agreement pursuant to which we invested $2.5 million in Cocrystal in exchange for 1,701,723 shares of Cocrystal’s Convertible Series A Preferred Stock. A group of investors, led by the Frost Group (the “Cocrystal Investors”), previously invested $5 million in Cocrystal, and agreed to invest an additional $5 million payable in two equal installments in September 2009 and March 2010. As a result of an amendment to the Cocrystal Investors agreements dated June 9, 2009, the Company, rather than the Cocrystal Investors, made the first installment investment ($2.5 million) on September 21, 2009. Refer to Note 5.

On June 16, 2009, we entered into an agreement to lease approximately 10,000 square feet of space in Hialeah, Florida to house manufacturing and service operations for our ophthalmic instrumentation business (the “Hialeah Facility”) from an entity controlled by Drs. Frost and Hsiao. Effective as of July 1, 2011, the lease was amended to include an additional 5,000 square feet of space at the same rate per square foot as was then in effect under the lease. Following the amendment, gross rent payable under the lease was $0.2 million per year. Upon the closing of the sale of our instrumentation business to Optos, we assigned the lease to Optos. Refer to Note 6.

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

We reimburse Dr. Frost for Company-related use by Dr. Frost and our other executives of an airplane owned by a company that is beneficially owned by Dr. Frost. We reimburse Dr. Frost in an amount equal to the cost of a first class airline ticket between the travel cities for each executive, including Dr. Frost, traveling on the airplane for Company-related business. We do not reimburse Dr. Frost for personal use of the airplane by Dr. Frost or any other executive; nor do we pay for any other fixed or variable operating costs of the airplane. We reimbursed Dr. Frost approximately $65 thousand and $57 thousand, respectively, for Company-related travel by Dr. Frost and other OPKO executives during the three months ended March 31, 2012 and 2011.

NOTE 10 COMMITMENTS AND CONTINGENCIES

In connection with our acquisitions of CURNA, Claros and FineTech, we agreed to pay future consideration to the sellers upon the achievement of certain events. As a result, we recorded $19.1 million as contingent consideration with $4.3 million recorded within accrued expenses and $14.8 million recorded within other long-term liabilities. Refer to Note 5.

In connection with the acquisition of Vidus Ocular, Inc. (“Vidus”), we agreed to issue additional stock consideration upon the occurrence of certain events including the issuance of 488,420 shares of our common stock upon the achievement of certain development milestones and, in the event that the stock price for our common stock at the time of receipt of approval or clearance by the FDA of a pre-market notification 510(k) relating to the Aquashunt™ is not at or above a specified price, we will be obligated to issue an additional 413,850 shares of our common stock.

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

Information regarding our operations and assets for the two segments and the unallocated corporate operations as well as geographic information are as follows:

	For the three months ended March 31,
(in thousands)	2012	2011
Operating (loss) income from continuing operations
Pharmaceutical	$(6,031)	$(1,019)
Corporate	(2,816)	(3,117)

	$(8,847)	$(4,136)

Depreciation and amortization
Pharmaceutical	$2,284	$826
Corporate	44	43

	$2,328	$869

Product sales
United States	$—	$—
Chile	5,701	5,751
Israel	1,627	—
Mexico	1,311	1,199

	$8,639	$6,950

	As of
	March 31, 2012	December 31, 2011
Assets
Pharmaceutical	$165,667	$154,437
Corporate	65,903	75,048
Discontinued operations	—	4

	$231,570	$229,489

During the three months ended March 31, 2012, no customer represented more than 10% of our total revenue. During the three months ended March 31, 2011, our largest customer represented 12% of our total revenue. As of March 31, 2012, one customer represented 23% of our accounts receivable balance. As of December 31, 2011, one customer represented 29% of our accounts receivable balance.

NOTE 12 SUBSEQUENT EVENTS

In April 2012, we completed the acquisition of ALS Distribuidora Limitada (“ALS”), a privately-held Chilean pharmaceutical company, pursuant to a stock purchase agreement entered into in January 2012. In connection with the transaction, we agreed to pay up to a total of $4.0 million in cash to the Sellers. Pursuant to the purchase agreement, we paid (i) $2.4 million in cash at closing to the Sellers, less certain liabilities, and (ii) $0.8 million in cash at closing into a separate escrow account to satisfy possible indemnity claims. We agreed to pay an additional $0.8 million, the remainder of the $4.0 million purchase price, to the Sellers upon the legal registration in the name of ALS of certain trademarks and product registrations previously held by Arama Laboratorios y Compañía Limitada.

We have reviewed all subsequent events and transactions that occurred after the date of our March 31, 2012 consolidated balance sheet date, through the time of filing this Quarterly Report on Form 10-Q.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

You should read this discussion together with the condensed consolidated financial statements, related Notes, and other financial information included elsewhere in this report and in our Annual Report on Form 10-K for the year ended December 31, 2011 (the “Form 10-K”). The following discussion contains assumptions, estimates and other forward-looking statements that involve a number of risks and uncertainties, including those discussed under “Risk Factors,” in Part II, Item 1A of our Form 10-K for the year ended December 31, 2011. These risks could cause our actual results to differ materially from those anticipated in these forward-looking statements.

We are a multi-national pharmaceutical and diagnostics company that seeks to establish industry-leading positions in large and rapidly growing medical markets by leveraging our discovery, development and commercialization expertise and our novel and proprietary technologies. We are developing a range of solutions to diagnose, treat and prevent various conditions, including molecular diagnostics tests, point-of-care tests, and proprietary pharmaceuticals and vaccines. We plan to commercialize these solutions on a global basis in large and high growth markets, including emerging markets. We have already established emerging markets pharmaceutical platforms in Chile and Mexico, which are generating revenue and which we expect to generate positive cash flow and facilitate future market entry for our products currently in development. We also operate a specialty active pharmaceutical ingredients (“APIs”) manufacturer in Israel, which is currently generating revenue and positive cash flow, and which we expect will play a valuable role in the development of our pipeline of peptoids and other molecules for our proprietary molecular diagnostic and therapeutic products. We continue to actively explore opportunities to acquire complementary pharmaceuticals, compounds, technologies, and businesses.

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

RECENT DEVELOPMENTS

In April 2012, we completed the acquisition of ALS Distribuidora Limitada (“ALS”), a privately-held Chilean pharmaceutical company, pursuant to a stock purchase agreement entered into in January 2012. In connection with the transaction, we agreed to pay up to a total of $4.0 million in cash to the Sellers. Pursuant to the purchase agreement, we paid (i) $2.4 million in cash at closing to the Sellers, less certain liabilities, and (ii) $0.8 million in cash at closing into a separate escrow account to satisfy possible indemnity claims. We agreed to pay an additional $0.8 million, the remainder of the $4.0 million purchase price, to the Sellers upon the legal registration in the name of ALS of certain trademarks and product registrations previously held by Arama Laboratorios y Compañía Limitada (“Arama”).

Recently, we announced a collaboration with Laboratory Corporation of America (LabCorp®), a S&P 500 company and pioneer in commercializing new diagnostic technologies, for Labcorp to complete the development and later commercialize laboratory testing services for Alzheimer’s disease. We will continue to develop (on our own or with partners) in vitro diagnostic tests for detection of Alzheimer’s disease, as well as companion diagnostic applications for the Alzheimer’s test, all of which rights were retained by us under the Labcorp agreement.

RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

Revenue. Revenue for the three months ended March 31, 2012, was $8.8 million, compared to $7.0 million for the comparable 2011 period. The increase in revenue during the first three months of 2012 is primarily due to revenue generated by our Israeli Active Pharmaceutical Ingredient (“API”) manufacturer which we acquired in December 2011.

Gross margin. Gross margin for the three months ended March 31, 2012, was $3.8 million compared to $2.8 million for the comparable period of 2011. Gross margin for the three months ended March 31, 2012, increased from the 2011 period primarily as a result of the increased gross margin generated by our pharmaceutical businesses in Israel and Mexico, partially offset by decreased gross margin generated by our pharmaceutical business in Chile principally due to increased inventory reserves. Gross Margin for the three months ended March 31, 2012 benefited from the correction of an error related to certain costs for inventory purchases. The correction of the error resulted in an increase of gross margin of $0.4 million, or $0.00 per share.

Selling, general and administrative expense. Selling, general and administrative expense for the three months ended March 31, 2012, was $4.7 million compared to $5.1 million of expense for the comparable period of 2011. The decrease in selling, general and administrative expenses is primarily the result of decreased equity-based compensation expense partially offset by increased professional fees and activities related to our Israeli API business. Selling, general and administrative expenses during the first three months of 2012 and 2011 primarily consist of personnel expenses and professional fees, including equity-based compensation expense of $0.6 million and $1.4 million, respectively, and professional fees.

Research and development expense. Research and development expense during the three months ended March 31, 2012 and 2011, was $4.8 million and $1.1 million, respectively. The increase in research and development expense primarily reflects increased activities related to our Claros, CURNA and molecular diagnostics research and development programs. We acquired Claros in October 2011, and we have also increased staffing and related activities for our CURNA and molecular diagnostics development programs. The three months ended March 31, 2012 and 2011, include equity-based compensation expense of $0.6 million and $0.4 million, respectively. Research and development expense for the three months ended March 31, 2011 primarily consisted of activities related to our molecular diagnostics development programs and post-acquisition activities related to CURNA.

Contingent consideration expense. Contingent consideration expense for the three months ended March 31, 2012 was $1.1 million, which represents the change in the fair value of the contingent consideration liability due to the time value of money. The contingent consideration liability relates to potential amounts payable to Claros and FineTech’s former stockholders pursuant to our agreement to acquire them in October and December 2011, respectively. The comparable period of 2011 did not include any such expense.

Other operating expenses. Other operating expense was $2.0 million for the three months ended March 31, 2012 compared to $0.8 million for the comparable period ended March 31, 2011. Other operating expenses primarily include the amortization of intangible assets. Amortization expense increased due to the October and December 2011 acquisitions of Claros and FineTech, respectively.

Other income and expenses. Other income and expense, net was $1.0 million for the first three months of 2012 compared to other income, net of $43 thousand for the comparable 2011 period. The first three months of 2012 include $1.1 million of other income recognized from the fair value of the warrants received in connection with our investment in Biozone Pharmaceuticals, Inc. Other income primarily consists of interest earned on our cash and cash equivalents and other expense primarily reflects the interest incurred on our lines of credit in Chile. Partially offsetting the interest incurred on our Chilean lines of credit was the benefit of our Chilean and Mexican operations currencies during the three months ended March 31, 2012.

Discontinued operations. Loss from discontinued operations was $0 compared to $1.0 million for the three months ended March 31, 2012 and the comparable period of 2011, respectively. The 2011 results reflect the operating loss of our instrumentation business for that period. In October 2011 we sold the instrumentation business and no longer have any ongoing operations related to that business.

Income taxes. Our income tax provision reflects the income tax payable in Chile and Mexico. Our Israeli operations will benefit from a tax holiday during 2012. We have recorded a full valuation allowance against our deferred tax assets in the U.S.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2012, we had cash, cash equivalents and marketable securities of approximately $62.1 million. Cash used in operations during 2012 primarily reflects expenses related to selling, general and administrative activities related to our corporate operations and research and development activities, as well as our operations in Chile, Israel and Mexico. In addition, we invested $2.7 million in two pharmaceutical businesses. Since our inception, we have not generated sufficient gross margins to offset our operating and other expenses and our primary source of cash has been from the public and private placement of stock and credit facilities available to us.

In connection with our acquisitions of CURNA, Claros and FineTech, we agreed to pay future consideration to the sellers upon the achievement of certain events, including minimum cash payments of $5.0 to the former stockholder of FineTech upon the achievement of certain sales milestones, and up to an additional $19.1 million in shares of the our common stock to the former stockholders of Claros upon and subject to the achievement of certain milestones.

As of March 31, 2012, we have outstanding lines of credit in the aggregate amount of $14.2 million with 7 financial institutions in Chile, with an additional $5.2 million available for additional borrowings. The average interest rate on these lines of credit is approximately 7%. These lines of credit are short-term and are generally due within three months. These lines of credit are used primarily as a source of working capital for inventory purchases. The highest balance at any time during the three months ended March 31, 2012 was $14.7 million. We intend to continue to enter into these lines of credit as needed. There is no assurance that these lines of credit or other funding sources will be available to us on acceptable terms, or at all, in the future.

Our unutilized $12.0 million line of credit with the Frost Group expired on March 31, 2012. We were obligated to pay interest upon maturity, capitalized quarterly, on any outstanding borrowings under the line of credit at an 11% annual rate. The line of credit was collateralized by all of our U.S. based personal property except our intellectual property and had no amounts borrowed after June 2, 2010 when it was repaid in full.

We expect to incur losses from operations for the foreseeable future. We expect to incur substantial research and development expenses, including expenses related to the hiring of personnel and additional clinical trials. We expect that selling, general and administrative expenses will also increase as we expand our sales, marketing and administrative staff and add infrastructure.

We believe the cash, cash equivalents, and marketable securities on hand at March 31, 2012 and the amounts available to be borrowed under our lines of credit are sufficient to meet our anticipated cash requirements for operations and debt service beyond the next 12 months. We based this estimate on assumptions that may prove to be wrong or are subject to change, and we may be required to use our available cash resources sooner than we currently expect. If we acquire additional assets or companies, accelerate our product development programs or initiate additional clinical trials, we will need additional funds. Our future cash requirements will depend on a number of factors, including possible acquisitions, the continued progress of research and development of our product candidates, the timing and outcome of clinical trials and regulatory approvals, the costs involved in preparing, filing, prosecuting, maintaining, defending, and enforcing patent claims and other intellectual property rights, the status of competitive products, the availability of financing, and our success in developing markets for our product candidates. If we are not able to secure additional funding when needed, we may have to delay, reduce the scope of, or eliminate one or more of our clinical trials or research and development programs or possible acquisitions.

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

Appraisals inherently require significant estimates and assumptions, including but not limited to, determining the timing and estimated costs to complete the in-process research and development projects, projecting regulatory approvals, estimating future cash flows, and developing appropriate discount rates. We believe the estimated fair values assigned to the Claros and FineTech assets acquired and liabilities assumed are based on reasonable assumptions. However, the fair value estimates for the purchase price allocation may change during the allowable allocation period, which is up to one year from the acquisition date, if additional information becomes available that would require changes to our estimates.

Allowance for doubtful accounts and revenue recognition. Generally, we recognize revenue from product sales when goods are shipped and title and risk of loss transfer to our customers. Our estimates for sales returns are based upon the historical patterns of products returned matched against the sales from which they originated, and management’s evaluation of specific factors that may increase the risk of product returns. We analyze accounts receivable and historical bad debt levels, customer credit worthiness and current economic trends when evaluating the adequacy of the allowance for doubtful accounts using the specific identification method. Our reported net loss is directly affected by management’s estimate of the collectability of accounts receivable. The allowance for doubtful accounts recognized in our consolidated balance sheets at March 31, 2012 and December 31, 2011 was $0.3 million and $0.4 million, respectively.

Recent accounting pronouncements. On January 1, 2012, we adopted an amendment issued by the Financial Accounting Standards Board (“FASB”) to the accounting standards related to fair value measurements and disclosure requirements. This standard provides certain amendments to the existing guidance on the use and application of fair value measurements and maintains a definition of fair value that is based on the notion of exit price. The adoption of this standard did not have a material impact on our consolidated financial statements.

On January 1, 2012, we adopted amendments issued by the FASB to the accounting standards related to the presentation of comprehensive income. These standards revise the manner in which entities present comprehensive income in their financial statements and remove the option to present items of other comprehensive income in the statement of changes in stockholders’ equity. These standards require an entity to report components of comprehensive income in either (1) a continuous statement of comprehensive income, or (2) two separate but consecutive statements of net income and other comprehensive income. We modified our financial statements presentation using the latter alternative.

On January 1, 2012, we adopted revised guidance issued by the FASB related to the testing of goodwill for impairment. Under the revised guidance, an entity has the option to perform a qualitative assessment of whether it is more-likely-than-not that a reporting unit’s fair value is less than its carrying value prior to performing the two-step quantitative goodwill impairment test. If, based on the qualitative factors, an entity determines that the fair value of the reporting unit is greater than its carrying amount, then the entity would not be required to perform the two-step quantitative impairment test for that reporting unit. However, if the qualitative assessment indicates that it is not more-likely-than-not that the reporting unit’s fair value exceeds its carrying value, then the quantitative assessment must be performed. An entity is permitted to perform the qualitative assessment on none, some or all of its reporting units and may also elect to bypass the qualitative assessment and begin with the quantitative assessment of goodwill impairment. This amendment did not have a material impact on our consolidated financial statements.

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

Our derivative activities, which consist of foreign exchange forward contracts and swaps, are initiated to hedge forecasted cash flows that are exposed to foreign currency risk. The foreign exchange forward contracts generally require us to exchange local currencies for foreign currencies based on pre-established exchange rates at the contracts’ maturity dates. As exchange rates change, gains and losses on these contracts are generated based on the change in the exchange rates that are recognized in the consolidated statement of operations at maturity, and offset the impact of the change in exchange rates on the foreign currency cash flows that are hedged. If the counterparties to the exchange contracts do not fulfill their obligations to deliver the contracted currencies, we could be at risk for currency related fluctuations. During January 2012, we entered into a foreign exchange, fixed interest rate swap contract that provides for us to pay a fixed interest rate on the underlying loan balance denominated in Chilean Pesos. We entered into this agreement in Chile for purchases of inventory denominated in U.S. dollars. A hypothetical 1% interest rate change or 10% foreign exchange rate change will not have a material impact on our results from operations or financial position. We enter into these contracts with counterparties that we believe to be creditworthy and do not enter into any leveraged derivative transactions. We had $3.2 million in foreign exchange forward contracts outstanding at March 31, 2012, primarily to hedge Chilean-based operating cash flows against US dollars. If Chilean Pesos were to strengthen in relation to the US dollar, our loss or gain on hedged foreign currency cash-flows would be offset by the derivative contracts, with a net effect of zero.

We do not engage in trading market risk sensitive instruments or purchasing hedging instruments or “other than trading” instruments that are likely to expose us to significant market risk, whether interest rate, foreign currency exchange, commodity price, or equity price risk.

Interest Rate Risk – Our exposure to market risk relates to our cash and investments and to our borrowings. We maintain an investment portfolio of money market funds. The securities in our investment portfolio are not leveraged, and are, due to their very short-term nature, subject to minimal interest rate risk. We currently do not hedge interest rate exposure. Because of the short-term maturities of our investments, we do not believe that a change in market interest rates would have a significant negative impact on the value of our investment portfolio except for reduced income in a low interest rate environment. At March 31, 2012, we had cash, cash equivalents and marketable securities of $62.1 million. The weighted average interest rate related to our cash and cash equivalents for the three months ended March 31, 2012 was 0%. As of March 31, 2012, the principal value of our credit lines was $14.2 million at a weighted average interest rate of approximately 7% for the three months then ended.

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

Item 4. Controls and Procedures

The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Securities and Exchange Commission (“SEC”) Rule 13a-15(e) as of March 31, 2012. Based on that evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures are effective to ensure that information the Company is required to disclose in reports that it files or submits under the Securities Exchange Act is accumulated and communicated to management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

Changes to the Company’s Internal Control Over Financial Reporting

In connection with the closing of the FineTech acquisition in December 2011, we began implementing standards and procedures at FineTech including upgrading and establishing controls over accounting systems, and adding employees and consultants who are trained and experienced in the preparation of financial statements in accordance with U.S. GAAP to ensure that we have in place appropriate internal control over financial reporting at FineTech. Other than as set forth above with respect to FineTech, there have been no changes to the Company’s internal control over financial reporting that occurred during the Company’s first fiscal quarter of 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

FineTech’s assets constituted $36.3 million and $28.1 million of total and net assets, respectively, as of March 31, 2012 and $1.6 and $0.3 million of revenues and net loss, respectively, for the three months ended March 31, 2012.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits.

Exhibit 2.7	Stock Purchase Agreement, dated January 20, 2012, by and among OPKO Health, Inc., OPKO Chile S.A., Samuel Alexandre Arama, Inversiones SVJV Limitada, Bruno Sergiani, Inversiones BS Limitada, Pierre-Yves Le Goff, and Inversiones PYTT Limitada.

Exhibit 3.1(1)	Amended and Restated Certificate of Incorporation.

Exhibit 3.2(2)	Amended and Restated By-Laws.

Exhibit 31.1	Certification by Phillip Frost, Chief Executive Officer, pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended March 31, 2012.

Exhibit 31.2	Certification by Rao Uppaluri, Chief Financial Officer, pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended March 31, 2012.

Exhibit 32.1	Certification by Phillip Frost, Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended March 31, 2012.

Exhibit 32.2	Certification by Rao Uppaluri, Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended March 31, 2012.

Exhibit 101*	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Financial Statements, tagged as blocks of text.

*	As provided in Rule 406T of Regulation S-T, this information is furnished herewith and not filed for purposes of sections 11 and 12 of the Securities Act of 1933, as amended, or section 18 of the Securities Exchange Act of 1934, as amended.
(1)	Filed with the Company’s Current Report on Form 8-A filed with the Securities and Exchange Commission on June 11, 2007, and incorporated herein by reference.
(2)	Filed with the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2008, and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 10, 2012	OPKO Health, Inc.

/s/ Adam Logal
Adam Logal
Executive Director of Finance, Chief Accounting Officer and Treasurer

Exhibit Index

Exhibit Number	Description

Exhibit 2.7	Stock Purchase Agreement, dated January 20, 2012, by and among OPKO Health, Inc., OPKO Chile S.A., Samuel Alexandre Arama, Inversiones SVJV Limitada, Bruno Sergiani, Inversiones BS Limitada, Pierre-Yves Le Goff, and Inversiones PYTT Limitada.

Exhibit 31.1	Certification by Phillip Frost, Chief Executive Officer, pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended March 31, 2012.

Exhibit 31.2	Certification by Rao Uppaluri, Chief Financial Officer, pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended March 31, 2012.

Exhibit 32.1	Certification by Phillip Frost, Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended March 31, 2012.

Exhibit 32.2	Certification by Rao Uppaluri, Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended March 31, 2012.

Exhibit 101*	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Financial Statements, tagged as blocks of text.

*	As provided in Rule 406T of Regulation S-T, this information is furnished herewith and not filed for purposes of sections 11 and 12 of the Securities Act of 1933, as amended, or section 18 of the Securities Exchange Act of 1934, as amended.