Form 10-Q
period 2012-06-30
Opko Health, Inc.
filed 2012-08-09
CIK 944809

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012.

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

As of August 1, 2012, the registrant had 298,106,013 shares of common stock outstanding.

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

•

We have no experience manufacturing our pharmaceutical product candidates other than at our Israeli and Mexican facilities, and as a result of our recent acquisition of Farmadiet Group Holding, S.L. (“Farmadiet”) in Spain, and we therefore rely on third parties to manufacture and supply our pharmaceutical product candidates, and would need to meet various standards necessary to satisfy FDA regulations if and when we commence manufacturing.

•

We currently have no pharmaceutical or diagnostic marketing, sales or distribution capabilities other than in Chile and Mexico for sales in those countries, our API business in Israel and as a result of our recent acquisition of Farmadiet in Spain. If we are unable to develop our sales and marketing and distribution capability on our own or through collaborations with marketing partners, we will not be successful in commercializing our pharmaceutical product candidates.

•	Independent clinical investigators and contract research organizations that we engage to conduct our clinical trials may not be diligent, careful or timely.

•	The success of our business is also dependent on the actions of our collaborative partners.

•	Our license agreement with TESARO, Inc. (“TESARO”) is important to our business. If TESARO does not successfully develop and commercialize rolapitant, our business could be adversely affected.

•	If we are unable to obtain and enforce patent protection for our products, our business could be materially harmed.

•	We do not have an exclusive arrangement in place with Dr. Tom Kodadek with respect to technology or intellectual property that may be material to our business.

•	If we are unable to protect the confidentiality of our proprietary information and know-how, the value of our technology and products could be adversely affected.

•	We rely heavily on licenses from third parties.

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

Item  1. Financial Statements

OPKO Health, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands except share and per share data)

	June 30, 2012 (unaudited)	December 31, 2011 (audited)
ASSETS
Current assets:
Cash and cash equivalents	$38,171	$71,516
Marketable securities	17,117	—
Accounts receivable, net	15,901	12,544
Inventory, net	17,087	13,339
Prepaid expenses and other current assets	4,070	2,179
Current assets of discontinued operations	—	4

Total current assets	92,346	99,582
Property and equipment, net	5,232	5,358
Intangible assets, net	75,835	76,730
Goodwill	40,988	39,815
Investments, net	14,826	6,717
Other assets	1,244	1,287

Total assets	$230,471	$229,489

LIABILITIES, SERIES D PREFERRED STOCK, AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,402	$4,891
Accrued expenses	12,650	4,956
Current portion of lines of credit and notes payable	14,571	8,757
Current liabilities of discontinued operations	87	174

Total current liabilities	31,710	18,778
Other long-term liabilities, principally contingent consideration and deferred tax liabilities	22,873	25,443

Total liabilities	54,583	44,221

Commitments and contingencies:
Series D Preferred Stock - $0.01 par value, 2,000,000 shares authorized; 1,129,032 and 1,129,032 shares issued and outstanding (liquidation value of $29,475 and $28,355) at June 30, 2012 and December 31, 2011, respectively	24,386	24,386

Shareholders’ equity:
Series A Preferred Stock - $0.01 par value, 4,000,000 shares authorized; no shares issued or outstanding at June 30, 2012 and December 31, 2011	—	—
Series C Preferred Stock - $0.01 par value, 500,000 shares authorized; no shares issued or outstanding at June 30, 2012 or December 31, 2011	—	—
Common Stock - $0.01 par value, 500,000,000 shares authorized; 297,991,402 and 297,503,033 shares issued at June 30, 2012 and December 31, 2011, respectively	2,980	2,975
Treasury stock - 2,488,477 shares at June 30, 2012 and December 31, 2011	(8,092)	(8,092)
Additional paid-in capital	528,468	524,814
Accumulated other comprehensive income	6,722	907
Accumulated deficit	(378,576)	(359,722)

Total shareholders’ equity	151,502	160,882

Total liabilities, Series D Preferred Stock, and shareholders’ equity	$230,471	$229,489

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

OPKO Health, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except share and per share data)

	For the three months ended June 30,		For the six months ended June 30,
	2012	2011	2012	2011
Revenue:
Product sales	$9,917	$8,428	$18,556	$15,378
Other revenue	294	—	432	—

Total revenue	10,211	8,428	18,988	15,378
Cost of goods sold, excluding amortization of intangible assets	6,554	4,890	11,541	9,068

Gross margin, excluding amortization of intangible assets	3,657	3,538	7,447	6,310

Operating expenses:
Selling, general and administrative	5,435	4,700	10,106	9,755
Research and development	4,490	2,708	9,321	3,796
Contingent consideration	965	—	2,109	—
Other operating expenses, principally amortization of intangible assets	2,108	905	4,099	1,670

Total operating expenses	12,998	8,313	25,635	15,221

Operating loss from continuing operations	(9,341)	(4,775)	(18,188)	(8,911)

Other income and (expense), net:
Interest income	47	8	74	16
Interest expense	(231)	(259)	(582)	(346)
Other income, net	(243)	122	1,055	244

Other income and (expense), net	(427)	(129)	547	(86)

Loss from continuing operations before income taxes and investment losses	(9,768)	(4,904)	(17,641)	(8,997)
Income tax provision (benefit)	2	(8)	217	226

Loss from continuing operations before investment losses	(9,770)	(4,896)	(17,858)	(9,223)
Loss from investments in investees	(475)	(451)	(996)	(874)

Loss from continuing operations	(10,245)	(5,347)	(18,854)	(10,097)
Loss from discontinued operations, net of tax	—	(399)	—	(1,353)

Net loss	(10,245)	(5,746)	(18,854)	(11,450)
Preferred stock dividend	(560)	(615)	(1,120)	(1,260)

Net loss attributable to common shareholders	$(10,805)	$(6,361)	$(19,974)	$(12,710)

Loss per share, basic and diluted:
Loss from continuing operations	$(0.04)	$(0.02)	$(0.07)	$(0.04)
Loss from discontinued operations	—	(0.00)	—	(0.01)

Net loss per share	$(0.04)	$(0.02)	$(0.07)	$(0.05)

Weighted average number of common shares outstanding, basic and diluted	297,836,707	285,135,830	297,689,886	273,155,609

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

OPKO Health, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(unaudited)

(in thousands)

	For the three months ended June 30,		For the six months ended June 30,
	2012	2011	2012	2011

Net loss attributable to common shareholders	$(10,805)	$(6,361)	(19,974)	$(12,710)
Other comprehensive (loss) income, net:
Change in foreign currency translation adjustment	(780)	733	610	236
Available for sale investments:
Change in net unrealized gains	5,096	—	5,205	—

Comprehensive loss	$(6,489)	$(5,628)	(14,159)	$(12,474)

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

OPKO Health, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	For the six months ended June 30,
	2012	2011
Cash flows from operating activities:
Net loss	$(18,854)	$(11,450)
Loss from discontinued operations, net of tax	—	1,353
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,782	1,818
Accretion of debt discount related to notes payable	—	2
Equity-based compensation - employees and non-employees	2,169	3,568
Loss from investments in investees	996	874
(Recovery of) provision for bad debt	(91)	219
Provision for inventory reserves	754	316
Revenue from receipt of equity	(102)	—
Unrealized gain on investments, available for sale	(1,140)	—
Contingent consideration	2,109	—
Changes in assets and liabilities of continuing operations, net of the effects of acquisitions:
Accounts receivable	(2,681)	(1,936)
Inventory	(3,321)	3,834
Prepaid expenses and other current assets	(1,318)	19
Other assets	11	18
Accounts payable	(796)	(3,712)
Foreign currency measurement	(109)	—
Accrued expenses	(87)	(798)

Cash used in operating activities of continuing operations	(17,678)	(5,875)
Cash used in operating activities of discontinued operations	(82)	(2,691)

Net cash used in operating activities	(17,760)	(8,566)

Cash flows from investing activities:
Acquisition of businesses, net of cash	(2,173)	(10,538)
Purchase of marketable securities	(17,117)	(69,981)
Maturities of short-term marketable securities	—	14,982
Investments in investees	(2,700)	—
Capital expenditures	(408)	(542)

Net cash used in investing activities	(22,398)	(66,079)

Cash flows from financing activities:
Issuance of Common Stock, including related parties, net	—	104,828
Purchase of Common Stock held in treasury	—	(7,832)
Redemption of Series A Preferred Stock	—	(1,792)
Borrowing under lines of credit	21,553	5,752
Repayments under lines of credit	(16,288)	(5,845)
Proceeds from the exercise of stock options and warrants	1,492	308

Net cash provided by financing activities	6,757	95,419

Effect of exchange rate changes on cash and cash equivalents	56	59

Net (decrease) increase in cash and cash equivalents	(33,345)	20,833
Cash and cash equivalents at beginning of period	71,516	18,016

Cash and cash equivalents at end of period	$38,171	$38,849

SUPPLEMENTAL INFORMATION
Interest paid	$341	$319
Income taxes refunded	197	347

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

We are incorporated in Delaware and our principal executive offices are located in leased offices in Miami, Florida. We lease office and lab space in Jupiter and Miramar, Florida, which is where our molecular diagnostics research and development and oligonucleotide research and development operations are based, respectively. We lease office, manufacturing, research and development and warehouse space in Woburn, Massachusetts for our point-of-care diagnostics business, and in Nesher, Israel for our API business. Our Chilean operations are located in leased offices and a leased warehouse facility in Santiago, Chile, and we own an office and manufacturing facility, and lease a warehouse facility in Guadalajara, Mexico.

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation. The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and notes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) considered necessary to present fairly the Company’s results of operations, financial position and cash flows have been made. The results of operations for the three and six months ended June 30, 2012 and cash flows for the six months ended June 30, 2012, are not necessarily indicative of the results of operations and cash flows that may be reported for the remainder of 2012 or for future periods. The unaudited condensed consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

Cash and cash equivalents. Cash and cash equivalents include short-term, interest-bearing instruments with original maturities of 90 days or less at the date of purchase. We also consider all highly liquid investments with original maturities at the date of purchase of 90 days or less as cash equivalents. These investments include money markets, bank deposits, certificates of deposit and U.S. treasury securities.

Marketable securities. Investments with original maturities of greater than 90 days and remaining maturities of less than one year are classified as marketable securities. Marketable securities include U.S. treasury securities and certificates of deposit. Unrealized gains and temporary losses on investments are included in accumulated other comprehensive income (loss) as a separate component of stockholders’ equity. Realized gains and losses, dividends, interest income, and declines in value judged to be other-than-temporary credit losses are included in Other income and expense, net. Amortization of any premium or discount arising at purchase is included in interest income.

Inventories and inventory reserves. Inventories are valued at the lower of cost or market (net realizable value). Cost is determined by the first-in, first-out method. We considers factors such as the amount of inventory on hand, estimated time required to sell such inventories, remaining shelf life, and current market conditions to determine whether inventories are stated at the lower of cost or market.

Revenue recognition. Generally, we recognize revenue from product sales when goods are shipped and title and risk of loss transfer to our customers. Our estimates for sales returns and allowances are based upon the historical patterns of products returned and allowances taken, matched against the sales from which they originated, and management’s evaluation of specific factors that may increase the risk of product returns.

Other revenue includes revenue related to upfront license payments, license fees and milestone payments received through our license, collaboration and commercialization agreements. We analyze our multiple-element arrangements to determine whether the elements can be separated and accounted for individually as separate units of accounting. In addition, Other revenue for the three and six months ended June 30, 2012, includes $0.2 million and $0.4 million, respectively, of revenue related to our consulting agreement with Neovasc Inc. and to revenue related to molecular diagnostics collaboration agreements. Refer to Note 5. We recognize this revenue on a straight-line basis over the contractual term of the agreements.

Non-refundable license fees for the out-license of our technology are recognized depending on the provisions of each agreement. We recognize non-refundable upfront license payments as revenue upon receipt if the license has standalone value and the fair value of our undelivered obligations, if any, can be determined. If the license is considered to have standalone value but the fair value of any of the undelivered items cannot be determined, the license payments are recognized as revenue over the period of our performance for such undelivered items or services. License fees with ongoing involvement or performance obligations are recorded as deferred revenue as an Accrued expense or Other long-term liability once received and generally are recognized ratably over the period of such performance obligation only after both the license period has commenced and we have delivered the technology. The assessment of our obligations and related performance periods requires significant management judgment. If an agreement contains research and development obligations, the relevant time period for the research and development phase is based on management estimates and could vary depending on the outcome of clinical trials and the regulatory approval process. Such changes could materially impact the revenue recognized, and as a result, management reviews the estimates related to the relevant time period of research and development on a quarterly basis.

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

Total deferred revenue recorded as Accrued expenses and Other long-term liabilities at June 30, 2012 and December 31, 2011 was $1.7 million and $0.9 million, respectively.

Derivative financial instruments. We record derivative financial instruments on our balance sheet at their fair value and the changes in the fair value are recognized in Other income and expense, net when they occur, the only exception being derivatives that qualify as hedges. To qualify the derivative instrument as a hedge, we are required to meet strict hedge effectiveness and contemporaneous documentation requirements at the initiation of the hedge and assess the hedge effectiveness on an ongoing basis over the life of the hedge. At June 30, 2012 and December 31, 2011, our forward contracts for inventory purchases did not meet the documentation requirements to be designated as hedges. Accordingly, we recognize all changes in fair values of the forward contracts in Other income and expense, net. Refer to Note 8. Changes in fair value of our common stock option and common stock warrant holdings of our available for sale investments are recognized in either Other income and expense, net, or Other comprehensive income, net. Refer to Note 7.

Product warranties. Product warranty expense is recorded concurrently with the recording of revenue for product sales. The costs of warranties are accounted for as a component of cost of sales. We estimate warranty costs based on our estimated historical experience and adjust for any known product reliability issues.

Allowance for doubtful accounts. We analyze accounts receivable and historical bad debt levels, customer credit worthiness and current economic trends when evaluating the adequacy of the allowance for doubtful accounts using the specific identification method. Our reported net loss is directly affected by our estimate of the collectability of accounts receivable. The amount of allowance for doubtful accounts was $0.3 million and $0.4 million at June 30, 2012 and December 31, 2011, respectively.

Segment reporting. Our chief operating decision-maker (“CODM”) is comprised of our executive management team with the oversight of our Board of Directors. Our CODM reviews our operating results and operating plans and make resource allocation decisions on a Company-wide or aggregate basis. We currently manage our operations in one reportable segment, pharmaceuticals. The pharmaceutical segment consists of two operating segments, our (i) pharmaceutical research and development segment which is focused on the research and development of pharmaceutical products, diagnostic tests and vaccines, and (ii) the pharmaceutical operations we acquired in Chile, Mexico and Israel through the acquisition of OPKO Chile S.A. (“OPKO Chile”), Exakta-OPKO S.A. de C.V. (“Exakta-OPKO”) and FineTech Pharmaceuticals Ltd. (“FineTech”), respectively. We evaluate the performance of each operating segment based on operating profit or loss. There is no inter-segment allocation of interest expense and income taxes.

Equity-based compensation. We measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is recognized in the statement of operations over the period during which an employee is required to provide service in exchange for the award. We record excess tax benefits, realized from the exercise of stock options as a financing cash inflow rather than as a reduction of taxes paid in cash flow from operations. Equity-based compensation arrangements to non-employees are recorded at their fair value on the measurement date. The measurement of equity-based compensation is subject to periodic adjustment as the underlying equity instruments vest. During the three months ended June 30, 2012 and 2011, we recorded $1.0 million and $1.9 million, respectively, of equity-based compensation expense. For the six months ended June 30, 2012 and 2011, we recorded $2.2 million and $3.6 million, respectively, of equity-based compensation expense.

Recent accounting pronouncements. On January 1, 2012, we adopted an amendment issued by the Financial Accounting Standards Board (“FASB”) to the accounting standards related to fair value measurements and disclosure requirements. This amendment revises the existing guidance on the use and application of fair value measurements and maintains a definition of fair value that is based on the notion of exit price. The adoption of this amendment did not have a material impact on our condensed consolidated financial statements.

On January 1, 2012, we adopted amendments issued by the FASB to the accounting standards related to the presentation of comprehensive income. These amendments revise the manner in which entities present comprehensive income in their financial statements and remove the option to present items of other comprehensive income in the statement of changes in stockholders’ equity. These amendments require an entity to report components of comprehensive income in either (1) a continuous statement of comprehensive income, or (2) two separate but consecutive statements of net income and other comprehensive income. We modified our condensed consolidated financial statements presentation using the latter alternative.

On January 1, 2012, we adopted revised guidance issued by the FASB related to the testing of goodwill for impairment. Under the revised guidance, an entity has the option to perform a qualitative assessment of whether it is more-likely-than-not that a reporting unit’s fair value is less than its carrying value prior to performing the two-step quantitative goodwill impairment test. If, based on the qualitative factors, an entity determines that the fair value of the reporting unit is greater than its carrying amount, then the entity would not be required to perform the two-step quantitative impairment test for that reporting unit. However, if the qualitative assessment indicates that it is not more-likely-than-not that the reporting unit’s fair value exceeds its carrying value, then the quantitative assessment must be performed. An entity is permitted to perform the qualitative assessment on none, some or all of its reporting units and may also elect to bypass the qualitative assessment and begin with the quantitative assessment of goodwill impairment. This amendment did not have a material impact on our condensed consolidated financial statements.

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

A total of 27,416,029 and 26,454,352 potential common shares have been excluded from the calculation of net loss per share for the three months ended June 30, 2012 and 2011, respectively, because their inclusion would be anti-dilutive. In addition, a total of 27,243,783 and 27,029,249 potential common shares have been excluded from the calculation of net loss per share for the six months ended June 30, 2012 and 2011, respectively, because their inclusion would be anti-dilutive. As of June 30, 2012, the holders of our Series D Preferred Stock could convert their Preferred Shares into approximately 11,884,944 shares of our Common Stock.

During the six months ended June 30, 2012, we issued 588,372 shares of our Common Stock as a result of Common Stock option and Common Stock warrant exercises.

NOTE 4 COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS

(in thousands)	June 30, 2012 (unaudited)	December 31, 2011 (audited)
Accounts receivable, net:
Accounts receivable	$16,185	$12,984
Less allowance for doubtful accounts	(284)	(440)

	$15,901	$12,544

Inventories, net:
Finished products	$14,687	$11,100
Work-in process	401	277
Raw materials	2,598	2,287
Less inventory reserve	(599)	(325)

	$17,087	$13,339

Intangible assets, net:
Customer relationships	$18,526	$18,386
In-process research and development	10,000	10,000
Technology	47,100	47,100
Product registrations	6,259	3,895
Tradename	1,500	827
Covenants not to compete	1,565	1,560
Other	297	297
Less accumulated amortization	(9,412)	(5,335)

	$75,835	$76,730

Other long-term obligations:
Contingent consideration	$14,884	$18,002
Deferred tax liabilities	7,538	6,863
Other, including deferred revenue	451	578

	$22,873	$25,443

The change in value of the intangible assets include the acquisition of ALS Distribuidora Limitada (Refer to Note 5) and the foreign currency fluctuation between the Chilean and Mexican pesos against the US dollar at June 30, 2012 and December 31, 2011.

NOTE 5 ACQUISITIONS, INVESTMENTS, AND LICENSES

ALS acquisition

In April 2012, we completed the acquisition of ALS Distribuidora Limitada (“ALS”), a privately-held Chilean pharmaceutical company, pursuant to a stock purchase agreement entered into in January 2012. In connection with the transaction, we agreed to pay up to a total of $4.0 million in cash. Pursuant to the purchase agreement, we paid (i) $2.4 million in cash at closing, less certain liabilities, and (ii) $0.8 million in cash at closing into a separate escrow account to satisfy possible indemnity claims. We agreed to pay an additional $0.8 million, the remainder of the $4.0 million purchase price, upon the legal registration in the name of ALS of certain trademarks and product registrations previously held by Arama Laboratorios y Compañía Limitada.

FineTech acquisition

In December 2011, we purchased all of the issued and outstanding shares of FineTech Pharmaceuticals, Ltd., (“FineTech”) a privately held Israeli pharmaceutical company focused on the development and production of APIs. At closing, we delivered to the seller $27.7 million, of which $10.0 million was paid in cash and $17.7 million was paid in shares of our Common Stock. The shares delivered at closing were valued at $17.7 million based on the closing sales price per share of our Common Stock as reported by the New York Stock Exchange (“NYSE”) on the actual closing date of the acquisition, or $4.90 per share. The number of shares issued was based on the average closing sales price per share of our Common Stock as reported on the NYSE for the ten trading days immediately preceding the execution of the purchase agreement, or $4.84 per share. Upon finalization of the closing financial statements of FineTech, we recorded an additional $0.5 million purchase price adjustment related to a working capital surplus, as defined in the purchase agreement, which was paid to the seller in February 2012. In addition, the purchase agreement provides for the payment of additional cash consideration subject to the achievement of certain sales milestones.

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

Claros Diagnostics acquisition

In October 2011, we acquired Claros Diagnostics, Inc. (“OPKO Diagnostics”) pursuant to an agreement and plan of merger. We paid $10.0 million in cash, subject to certain set-offs and deductions, and $22.5 million in shares of our Common Stock, based on the closing sales price per share of our Common Stock as reported by the NYSE on the closing date of the merger, or $5.04 per share. The number of shares issued was based on the average closing sales price per share of our Common Stock as reported by the NYSE for the ten trading days immediately preceding the date of the merger, or $4.45 per share. Pursuant to the merger agreement, $5.0 million of the Common Stock consideration is held in a separate escrow account to secure the indemnification obligations of Claros Diagnostics Inc. under the merger agreement. In December 2011, we made a $0.2 million claim against the escrow for certain undisclosed liabilities. In addition, the merger agreement provides for the payment of up to an additional $19.1 million in shares of our Common Stock upon and subject to the achievement of certain milestones.

The following table summarizes the estimated fair value of the net assets acquired and liabilities assumed in the acquisition of OPKO Diagnostics at the date of acquisition, which are subject to change while contingencies that existed on the acquisition date are resolved:

(in thousands)
Current assets (including cash of $351)	$378
Technology	44,400
Goodwill	17,977
Equipment	333
Other assets	18
Accounts payable and accrued expenses	(655)
Deferred tax liability	(17,254)
Contingent consideration	(12,745)

Total purchase price	$32,452

Investments

In February 2012, we made a $1.0 million investment in ChromaDex Corporation (“ChromaDex”), a publicly-traded company and leading provider of proprietary ingredients and products for the dietary supplement, nutraceutical, food and beverage, functional food, pharmaceutical and cosmetic markets, in exchange for 1,333,333 shares of ChromaDex common stock, at $0.75 per share. In connection with our investment, we also entered into a license, supply and distribution agreement with ChromaDex pursuant to which we obtained exclusive distribution rights to certain of its products in Latin America. Our investment was part of a $3.7 million private placement by ChromaDex. Other investors participating in the private financing included certain related parties. Refer to Note 9.

We have determined that our ownership, along with that of our related parties do not provide us with significant influence over the operations of ChromaDex and as a result, we account for ChromaDex as an investment, available for sale, and we will record future changes in the fair value of ChromaDex as an unrealized gain or loss as a component of other comprehensive loss. During the six months ended June 30, 2012, we recorded an unrealized loss of $0.1 million in other comprehensive loss, reflecting a closing share price of ChromaDex of $0.69 per share on June 30, 2012.

In February 2012, we purchased from Biozone Pharmaceuticals, Inc., a publicly traded company that specializes in drug development, manufacturing, and marketing (“BZNE”), $1.7 million of 10% secured convertible promissory notes (the “BZNE Notes”), convertible into BZNE common stock at a price equal to $0.20 per common share, which BZNE Notes are due and payable on February 24, 2014 and ten year warrants (the “BZNE Warrants”) to purchase 8.5 million shares of BZNE common stock at an exercise price of $0.40 per share. The BZNE Notes are secured pursuant to a security agreement by a first priority lien in the assets of BZNE, including the stock of its subsidiaries. As further consideration for the purchase of the BZNE Notes by us, BZNE granted us exclusive, worldwide distribution rights to its enhanced formulation of propofol. The parties also entered into a license agreement pursuant to which we acquired a world-wide license for the development and commercialization of products utilizing BZNE’s proprietary drug delivery technology, including QuSomes, exclusively for OPKO in the field of ophthalmology and non-exclusive for all other therapeutic fields, subject in each case to certain excluded products. Refer to Note 9.

We have accounted for the BZNE Notes as an investment, available for sale. We recorded the BZNE Notes and BZNE Warrants at fair value on the date of acquisition. Refer to Note 7. Changes in fair value for the BNZE Notes will be recorded through other comprehensive loss each reporting period and changes in fair value for the beneficial conversion feature of the BZNE Notes and the BNZE Warrants will be recorded in Other income and expense, net in our Condensed Consolidated Statement of Operations. In July 2012, we exercised the BZNE Warrants and received 7,650,000 shares of BZNE common stock. The stock market trading activity in BZNE does not represent an active market and as such, we will determine the fair market value utilizing a business enterprise valuation approach in order to determine the fair value of our investment in BZNE.

We have determined that BZNE has an insufficient amount of equity to carry out its principal activities without additional financial support and, as such as, meets the definition of a variable interest entity (“VIE”). We determined that we do not have the power to direct the activities of BZNE which most significantly impact its economic performance and as such, have determined that we are not the primary beneficiary of BZNE. We will continue to evaluate our relationship with BZNE including if we convert the BZNE Notes or BZNE Warrants into BZNE common stock.

In August 2011, we made an investment in Neovasc Inc. (“Neovasc”), a Canadian publicly traded medical technology company based in Vancouver, Canada. Neovasc is developing devices to treat cardiovascular diseases and is also a leading supplier of tissue components for the manufacturers of replacement heart valves. We invested $2.0 million and received two million Neovasc common shares, and two-year warrants to purchase an additional one million shares for $1.25 a share. We recorded the warrants on the date of grant at their estimated fair value of $0.7 million using the Black-Scholes-Merton Model. Prior to the warrants being readily convertible into cash, we recorded an unrealized gain of $0.2 million in other comprehensive loss. During the three and six months ended June 30, 2012 we recorded an unrealized loss of $0.2 million and $0.4 million, respectively related to these warrants to reflect the decrease in the closing price of Neovasc common stock as well as the remaining time to exercise, in Other income and expense, net. We also entered into an agreement with Neovasc to provide strategic advisory services to Neovasc as it continues to develop and commercialize its novel cardiac devices. In connection with the consulting agreement, Neovasc granted us 913,750 common stock options. The options were granted at (Canadian) $1.00 per share and vest annually over three years. We valued the options using the Black-Scholes-Merton Model at $0.8 million on the date of grant and will recognize the revenue over four years as Other revenue. Through June 30, 2012, we recorded unrealized gains relative to Neovasc’s closing share price of $0.2 million, including an unrealized loss $0.1 million during the three months ended June 30, 2012 and $32 thousand for the six months ended June 30, 2012. The unrealized gain reflects the increase in share price of Neovasc to (Canadian) $1.20 per share. Refer to Note 9.

In December 2010, we entered into a license agreement (the “TESARO License”) with TESARO, Inc. (“TESARO”) granting TESARO exclusive rights to the development, manufacture, commercialization and distribution of rolapitant and a related compound. In connection with the TESARO License, we also received an equity position in TESARO. We recorded the equity position at $0.7 million, the estimated fair value of the TESARO equity received based on a discounted cash flow model. Neither we nor our related parties have the ability to significantly influence TESARO and as such, we accounted for our investment in TESARO under the cost method until June 2012 on which date, TESARO had an initial public offering. As a result of the initial public offering, we determined TESARO had a readily determinable fair value and we changed the accounting for our investment in TESARO from a cost method investment to an investment, available for sale, and we recorded an unrealized gain in other comprehensive loss of $5.3 million. We will record future changes in the fair value of TESARO as an unrealized gain or loss as a component of other comprehensive loss. The closing share price of TESARO common stock was $13.99 on June 30, 2012.

In November 2010, we made a $0.7 million investment in Fabrus, Inc. (“Fabrus”), a privately-held early stage biotechnology company with next generation therapeutic antibody drug discovery and development capabilities. Fabrus is using its proprietary antibody screening and engineering approach to discover promising lead compounds against several important oncology targets. Our investment was part of a $2.1 million financing for Fabrus and included other related parties. Refer to Note 9.

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

In October 2011, Cocrystal received an investment of $7.5 million from Teva Pharmaceutical Industries Ltd. Dr. Phillip Frost, our Chief Executive Officer and Chairman of our Board of Directors, is Chairman of the Board of Directors of Teva Pharmaceutical Industries Limited. In connection with that investment, we determined Cocrystal no longer meets the definition of a variable interest entity as it has sufficient capital to carry out its principal activities without additional financial support. As a result of the Company’s and its related parties’ ownership interest, the Company and its related parties have the ability to significantly influence Cocrystal, and we account for our investment under the equity method.

In June 2009, we entered into a stock purchase agreement with Sorrento Therapeutics, Inc. (“Sorrento”), a publicly held company with a technology for generating fully human monoclonal antibodies, pursuant to which we invested $2.3 million in Sorrento. The closing stock price for Sorrento’s common stock, a thinly-traded stock, as quoted on the over-the-counter markets was $0.27 per share on June 30, 2012. Refer to Note 9.

Variable interest entities

We have determined that we hold variable interests in two entities Fabrus and BZNE. We made this determination as a result of our assessment that they do not have sufficient resources to carry out their principal activities without additional financial support.

In order to determine the primary beneficiary of Fabrus, we evaluated our investment and our related parties’ investment, as well as our investment combined with the related party group’s investments to identify if we had the power to direct the activities that most significantly impact the economic performance of Fabrus. The related party group when considering our investment in Fabrus includes the Company, Frost Gamma Investments Trust, of which Dr. Frost is the sole trustee (the “Gamma Trust”), Hsu Gamma Investment, L.P., of which Dr. Jane Hsiao is the general partner (“Hsu Gamma”), and the Richard Lerner Family Trust of which Dr. Richard Lerner is the general partner. Drs. Frost, Hsiao and Lerner are all members of our Board of Directors. As of June 30, 2012 we own approximately 13% of Fabrus and Drs. Frost, Hsiao and Lerner own a total of 24% of Fabrus’ voting stock on an “as converted” basis, including 16% held by the Gamma Trust. Drs. Frost and Hsiao currently serve on the board of directors of Fabrus and represent 40% of its board. Based on this analysis, we determined that neither we nor our related parties have the power to direct the activities of Fabrus. However, we did determine that our related parties can significantly influence the success of Fabrus through our board representation and voting power. Accordingly, as we and our related parties have the ability to exercise significant influence over Fabrus’ operations, we account for our investment in Fabrus under the equity method.

In order to determine the primary beneficiary of BZNE, we evaluated our investment and our related parties’ investments, as well as our investment combined with the related party group’s investments to identify if we had the power to direct the activities that most significantly impact the economic performance of BZNE. We determined that power to direct the activities that most significantly impact BZNE’s economic performance is conveyed through the board of directors of BZNE and no entity is able to appoint the BZNE governing body that oversees its executive management team. Based on the capital structure, governing documents and overall business operations of BZNE, we determined that, while a VIE, no single entity has the power to direct the activities that most significantly impact BZNE’s economic performance. As such, we account for our investment in BZNE as an investment available for sale.

The total assets, liabilities, and net losses of our equity method investees as of and for the six months ended June 30, 2012 were $22.7 million, $2.0 million, and $7.8 million, respectively. The following table reflects our maximum exposure, accounting method, ownership interest and underlying equity in net assets of each of our investments:

Investee name	Year acquired	Accounting method	Ownership at June 30, 2012	(in thousands)	Underlying equity in net assets
Cocrystal	2009	Equity method	16%	$2,500	$1,191
Sorrento	2009	Equity method	19%	2,300	1,596
Neovasc	2011	Equity method, cost (warrants)	4%	2,013	170
Fabrus	2010	VIE, equity method	13%	650	93
Less accumulated losses in investees				(3,654)

Total				3,809
BZNE	2012	VIE, investment, available for sale	N/A	1,700
ChromaDex	2012	Investment, available for sale	1%	1,000
TESARO	2010	Investment, available for sale	2%	731
Neovasc options	2011	Investment, available for sale		818
Plus unrealized gain on investments, options and warrants, net				6,768

TOTAL				$14,826

NOTE 6 DISCONTINUED OPERATIONS

In September 2011, we entered into an agreement with Optos, Inc., a subsidiary of Optos plc (collectively “Optos”) to sell our ophthalmic instrumentation business. Upon closing in October 2011, we received $17.5 million of cash and will receive royalties up to $22.5 million on future sales.

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

The following table presents the major classes of assets and liabilities that have been presented as assets of discontinued operations and liabilities of discontinued operations in the accompanying Condensed Consolidated Balance Sheets:

(in thousands)	June 30, 2012	December 31, 2011
Other current assets	$—	$4

Total assets of discontinued operations	$—	$4

Trade accounts payable	$—	$1
Accrued expenses and other liabilities	87	173

Total liabilities of discontinued operations	$87	$174

The following table presents summarized financial information for the discontinued operations included in the Condensed Consolidated Statements of Operations:

	For the three months ended June 30,		For the six months ended June 30,
(in thousands)	2012	2011	2012	2011
Total revenue	$—	$1,714	$—	$3,412
Operating loss	—	(388)	—	(1,338)
Loss before provision for income taxes	—	(399)	—	(1,354)
Net loss	—	(399)	—	(1,354)

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

A summary of our investments classified as available for sale, and carried at fair value is as follows (in thousands):

(in thousands)	Amortized cost	Gross unrealized gains in Accumulated OCI	Gross unrealized losses in Accumulated OCI	Gain/(Loss) in Accumulated Deficit	Fair Value

Common stock investments	$1,731	$5,265	$(80)	$—	$6,916
BZNE Note and beneficial conversation feature	1,700	53	—	287	2,040
BZNE common stock warrants	—	—	—	1,276	1,276
Neovasc common stock options	818	180	—	—	998
Neovasc common stock warrants	659	194	—	(453)	400

Total assets	$4,908	$5,692	$(80)	$1,110	$11,630

Any future fluctuation in fair value related to these instruments that is judged to be temporary, including any recoveries of previous write-downs, would be recorded in accumulated other comprehensive loss. If we determine that any future valuation adjustment was other-than-temporary, we would record a charge to the condensed consolidated statement of operations as appropriate.

Our financial assets and liabilities measured at fair value on a recurring basis are as follows:

	Fair value measurements as of June 30, 2012
(in thousands)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Assets:
Money market funds	$21,560	$—	$—	$21,560
US Treasury securities	24,996	—	—	24,996
Certificates of deposit	—	8,607	—	8,607
Common stock investments	6,916	—	—	6,916
BZNE Note and beneficial conversation feature	—	—	2,040	2,040
BZNE common stock warrants	—	—	1,276	1,276
Neovasc common stock options	—	998	—	998
Neovasc common stock warrants	—	400	—	400

Total assets	$53,472	$10,005	$3,316	$66,793

Liabilities:
Forward contracts	$—	$27	$—	$27
CURNA contingent consideration	—	—	510	510
OPKO Diagnostics contingent consideration	—	—	14,512	14,512
FineTech contingent consideration	—	—	5,089	5,089

Total liabilities	$—	$27	$20,111	$20,138

The following table reconciles the beginning and ending balances of our Level 3 assets and liabilities:

(in thousands)	BNZE Note and BZNE Warrants	Contingent consideration
Balance at December 31, 2011	$—	$18,002
Additions	1,700	—
Change in fair value included in:
Operating expenses	—	2,109
Other income and expense, net	1,616	—

Balance at June 30, 2012	$3,316	$20,111

Our U.S. Treasury securities mature on July 26, 2012 ($10.0 million) and September 28, 2012 ($15.0 million). We indend to hold the U.S. Treasury securities until their maturities. Of the $20.1 million of contingent consideration, $5.2 million is recorded as an Accrued expense and $14.9 million is recorded in Other long-term liabilities. We valued the contingent consideration utilizing a discounted cash flow model for the expected payments. The carrying value of our other assets and liabilities approximates their fair value due to their short-term nature.

NOTE 8 DERIVATIVE CONTRACTS

We enter into foreign currency forward exchange contracts to cover the risk of exposure to exchange rate differences arising from inventory purchases on letters of credit. Under these forward contracts, for any rate above or below the fixed rate, we receive or pay the difference between the spot rate and the fixed rate for the given amount at the settlement date.

We record derivative financial instruments in Accrued expenses on our Condensed Consolidated Balance Sheets at their fair value and the corresponding gain or loss as Other income and expense, net. To qualify the derivative instrument as a hedge, we are required to meet strict hedge effectiveness and contemporaneous documentation requirements at the initiation of the hedge and assess the hedge effectiveness on an ongoing basis over the life of the hedge. At June 30, 2012, the forward contracts did not meet the documentation requirements to be designated as hedges. Accordingly, we recognize all changes in fair values in Other income and expense, net.

The outstanding forward contracts at June 30, 2012, have been recorded at fair value, and their maturity details are as follows (in thousands):

Days until maturity	Contract value	Fair value at June 30, 2012	Effect on loss
0 to 30	$687	$681	$(6)
31 to 60	517	503	(14)
61 to 90	269	263	(6)
91 to 120	—	—	—
121 to 180	60	59	(1)
More than 180	—	—	—

Total	$1,533	$1,506	$(27)

In addition, the Neovasc warrants are accounted for as derivatives as they are readily convertible into cash. As a result, the fluctuations in fair value are recorded in Other income and expense, net as an unrealized gain or loss. We value the Neovasc warrants based on the Black-Scholes-Merton valuation model. The conversion feature of the BZNE Notes and BZNE Warrants are also accounted for as derivatives and the changes in their fair value are recorded in Other income and expense, net.

NOTE 9 RELATED PARTY TRANSACTIONS

During the six months ended June 30, 2012, our FineTech subsidiary has recorded revenue of $0.2 million for the sale of API to Teva Pharmaceutical Industries Limited (“Teva”).

In February 2012, we made a $1.0 million investment in ChromaDex. Other investors participating in the private financing included the Gamma Trust, Hsu Gamma, and Dr. Lerner, a director. Mr. Curt Lockshin, our Vice President, Corporate R&D Initiatives, serves as a member of the Board of Directors of ChromaDex. Following our investment, we own 1.5% of ChromaDex, the Gamma Trust owns approximately 16% of ChromaDex; Hsu Gamma owns approximately 1%; and each of Dr. Lerner, and Messrs. Richard Pfenniger, Jr., and Steven D. Rubin own less than 1% of ChromaDex. Messrs. Pfenniger and Rubin are members of our Board of Directors. Refer to Note 5.

In February 2012, we purchased the BZNE Notes, convertible into BZNE common stock at a price equal to $0.20 per common share, which BZNE Notes are due and payable on February 24, 2014 and ten year warrants to purchase 8.5 million shares of BZNE common stock at an exercise price of $0.40 per share. Refer to Note 5.

Mr. Roberto Prego Novo is the Chairman of BZNE and presently serves as a consultant to us. Dr. Frost and Mr. Prego Novo previously invested in BZNE in February and March, 2011. On May 16, 2011, BZNE acquired the assets and assumed the liabilities of Aero Pharmaceuticals, Inc. (“Aero”) in exchange for which BZNE issued an aggregate of 8,331,396 shares of its restricted common stock to Aero. On September 21, 2011, BZNE issued an additional 13,914 shares to Aero due to the late filing of a registration statement. Prior to the transaction, Dr. Frost, through the Gamma Trust, beneficially owned approximately 46% of Aero’s issued and outstanding capital stock; Mr. Prego Novo owned approximately 23% of Aero’s issued and outstanding capital stock through Olyrca Trust; and Dr. Hsiao beneficially owned approximately 12% of Aero’s issued and outstanding stock. Each of Drs. Frost and Hsiao and Mr. Prego Novo beneficially owned approximately 9.2%, 1.7%, and 8.2% of BZNE, respectively, following the purchase of Aero by BZNE. Mr. Rubin beneficially own less than 1% of BZNE as a result of his prior ownership of Aero shares. In April 2012 and June 2012, Dr. Frost, through the Gamma Trust, also made loans to BZNE in the principal amounts of $250,000 and $100,000 respectively, which were initially secured by a first priority lien on particular BZNE receivables. The notes to Frost Gamma were subsequently amended and Frost Gamma no longer holds a security interest in the Biozone receivables.

In August 2011, we made an investment in Neovasc. Refer to Note 5. Dr. Frost and other members of our management are shareholders of Neovasc. Prior to the investment, Dr. Frost beneficially owned approximately 36% of Neovasc, Dr. Hsiao owned approximately 6%, and Mr. Rubin owned less than 1%. Dr. Hsiao and Mr. Rubin also serve on the Board of Directors for Neovasc.

In March 2011, we issued 27,000,000 shares of our Common Stock. Refer to Note 7. The 27,000,000 shares of our Common Stock issued include an aggregate of 3,733,000 shares of our Common Stock purchased by the Gamma Trust and Hsu Gamma at the public offering price. The Gamma Trust purchased an aggregate of 3,200,000 shares for approximately $12.0 million, and Hsu Gamma purchased an aggregate of 533,000 shares for approximately $1.9 million. Jefferies & Company, Inc. and J.P. Morgan Securities LLC acted as joint book-running managers for the offering. UBS Investment Bank and Lazard Capital Markets LLC acted as co-lead managers for the offering and Ladenburg Thalmann & Co. Inc., a subsidiary of Ladenburg Thalmann Financial Services Inc., acted as co-manager for the offering. Dr. Frost is the Chairman of the Board of Directors and principal shareholder of Ladenburg Thalmann Financial Services Inc.

In January 2011, we entered into a definitive agreement with CURNA, Inc. (“CURNA”) and each of CURNA’s stockholders and option holders, pursuant to which we agreed to acquire all of the outstanding stock of CURNA in exchange for $10.0 million in cash, plus $0.6 million in liabilities, of which $0.5 million was paid at closing. At the time of the transaction, The Scripps Research Institute (“TSRI”) owned approximately 4% of CURNA. Dr. Frost serves as a Trustee for TSRI and Dr. Lerner, served as its President until December 2011.

We had a $12.0 million line of credit with the Frost Group, LLC (the “Frost Group”) which expired on March 31, 2012. The Frost Group members include a trust controlled by Dr. Frost, who is the Company’s Chief Executive Officer and Chairman of our Board of Directors, Dr. Jane H.Hsiao, who is the Vice Chairman of our theBoard of Directors and Chief Technical Officer and Steven D.Mr. Rubin who is Executive Vice President - Administration and a director of the Company. On June 2, 2010 we repaid all amounts outstanding on the line of credit including $12.0 million in principal and $4.1 million in interest. We did not have any borrowings under the line of credit at any time during the 2011 or 2012 fiscal years. We were obligated to pay interest upon maturity, capitalized quarterly, on any outstanding borrowings under the line of credit at an 11% annual rate. The line of credit was collateralized by all of our U.S. personal property except our intellectual property.

In November 2010, we made an investment in Fabrus, Inc. In exchange for the investment, we acquired approximately 13% of Fabrus on a fully diluted basis. Our investment was part of a $2.1 million financing for Fabrus. Other investors participating in the financing include the Gamma Trust and Hsu Gamma. In connection with the financing, Drs. Frost and Hsiao joined the Fabrus Board of Managers. Dr. Lerner, owns approximately 5% of Fabrus. Mr. Vaughn Smider, Founder and CEO of Fabrus, is an Assistant Professor at TSRI Dr. Frost serves as a Trustee for TSRI and Dr. Lerner served as President of TSRI until December 2011.

In July 2010, we entered into a use agreement for approximately 1,100 square feet of space in Jupiter, Florida to house our molecular diagnostics operations with TSRI. Pursuant to the terms of the use agreement, which was effective as of November 1, 2009, gross rent was approximately $40 thousand per year for a two-year term. We ceased use of this space in September 2011.

In June 2010, we entered into a cooperative research and development agreement with Academia Sinica in Taipei, Taiwan (“Academia Sinica”), for pre-clinical work for a compound against various forms of cancer (the “Academia Sinica Agreement”). Dr. Alice Yu, a member of our Board of Directors, is a Distinguished Research Fellow and Associate Director at the Genomics Research Center, Academia Sinica (“Genomics Research Center”). In connection with the Academia Sinica Agreement, we are required to pay Academia Sinica approximately $0.2 million over the term of such agreement.

In July 2009, we entered into a worldwide exclusive license agreement with Academia Sinica for a new technology to develop protein vaccines against influenza and other viral infections. Effective March 5, 2010, the Frost Group assigned two license agreements with Academia Sinica to us. The license agreements pertain to alpha-galactosyl ceramide analogs and their use as immunotherapies and peptide ligands in the diagnosis and treatment of cancer. In connection with the assignment of the two licenses, we agreed to reimburse $0.1 Million to the Frost Group for the licensing fees previously paid by the Frost Group to Academia Sinica, as well as reimbursement of certain expenses totaling $50 thousand.

Effective September 2009, we entered into an agreement pursuant to which we invested $2.5 million in Cocrystal in exchange for 1,701,723 shares of Cocrystal’s Convertible Series A preferred stock. A group of investors, led by the Frost Group (the “Cocrystal Investors”), previously invested $5 million in Cocrystal, and agreed to invest an additional $5 million payable in two equal installments in September 2009 and March 2010. As a result of an amendment to the Cocrystal Investors’ agreements dated June 9, 2009, the Company, rather than the Cocrystal Investors, made the first installment investment ($2.5 million) on September 21, 2009. Refer to Note 5.

In June 2009, we entered into an agreement to lease approximately 10,000 square feet of space in Hialeah, Florida to house manufacturing and service operations for our ophthalmic instrumentation business from an entity controlled by Drs. Frost and Hsiao. Effective as of July 1, 2011, the lease was amended to include an additional 5,000 square feet of space at the same rate per square foot then in effect under the lease. Following the amendment, gross rent payable under the lease was $0.2 million per year. Upon the closing of the sale of our instrumentation business to Optos, we assigned the lease to Optos. Refer to Note 6.

In June 2009, we entered into a stock purchase agreement with Sorrento, pursuant to which we invested $2.3 million in Sorrento. Refer to Note 5. In exchange for the investment, we acquired approximately one-third of the outstanding common shares of Sorrento and received a fully-paid, exclusive license to the Sorrento antibody library for the discovery and development of therapeutic antibodies in the field of ophthalmology. On September 21, 2009, Sorrento entered into a merger transaction with Quikbyte Software, Inc. (“Quikbyte”). Prior to the merger transaction, certain investors, including Dr. Frost and other members of our management group, made an investment in Quikbyte. Dr. Lerner, serves as a consultant and scientific advisory board member to Sorrento and owns less than one percent of its shares.

In November 2007, we entered into an office lease with Frost Real Estate Holdings, LLC (“ Frost Holdings”), an entity affiliated with Dr. Frost. The lease is for approximately 8,300 square feet of space in an office building in Miami, Florida, where the Company’s principal executive offices are located. We had previously been leasing this space from Frost Holdings on a month-to-month basis while the parties were negotiating the lease. The lease provides for payments of approximately $18 thousand per month in the first year increasing annually to $24 thousand per month by the fifth year, plus applicable sales tax. The rent is inclusive of operating expenses, property taxes and parking. The rent for the first year was reduced to reflect a $30 thousand credit for the costs of tenant improvements.

We reimburse Dr. Frost for Company-related use by Dr. Frost and our other executives of an airplane owned by a company that is beneficially owned by Dr. Frost. We reimburse Dr. Frost in an amount equal to the cost of a first class airline ticket between the travel cities for each executive, including Dr. Frost, traveling on the airplane for Company-related business. We do not reimburse Dr. Frost for personal use of the airplane by Dr. Frost or any other executive; nor do we pay for any other fixed or variable operating costs of the airplane. For the three and six months ended June 30, 2012, we reimbursed Dr. Frost approximately $65 thousand and $129 thousand, respectively, for Company-related travel by Dr. Frost and other OPKO executives. For the three and six months ended June 30, 2011, we reimbursed Dr. Frost approximately $56 thousand and $113 thousand, respectively, for Company-related travel by Dr. Frost and other OPKO executives.

NOTE 10 COMMITMENTS AND CONTINGENCIES

In connection with our acquisitions of CURNA, OPKO Diagnostics and FineTech, we agreed to pay future consideration upon the achievement of certain events. As a result, we recorded $20.1 million as contingent consideration, with $5.2 million recorded within Accrued expenses and $14.9 million recorded within Other long-term liabilities. Refer to Note 5.

In connection with the 2008 acquisition of Vidus Ocular, Inc. (“Vidus”), we agreed to issue additional stock consideration upon the occurrence of certain events including the issuance of 488,420 shares of our Common Stock upon the achievement of certain development milestones and, in the event that the stock price for our Common Stock at the time of receipt of approval or clearance by the FDA of a pre-market notification 510(k) relating to the Aquashunt™ is not at or above a specified price, we will be obligated to issue an additional 413,850 shares of our Common Stock.

We are a party to litigation in the ordinary course of business. We do not believe that any such litigation will have a material adverse effect on our business, financial condition, or results of operations.

We expect to incur substantial losses as we continue the development of our product candidates, continue our other research and development activities, and establish a sales and marketing infrastructure in anticipation of the commercialization of our diagnostic and pharmaceutical product candidates. We currently have limited commercialization capabilities and it is possible that we may never successfully commercialize any of our diagnostic and pharmaceutical product candidates. We do not currently generate revenue from any of our diagnostic and pharmaceutical product candidates. Our research and development activities are projected to expand over a period of time and will require further resources if we are to be successful in commercializing our product candidates. As a result, we believe that our operating losses are likely to be substantial over the next several years. We may need to obtain additional funds to further develop our research and development programs, and there can be no assurance that additional capital will be available to us on acceptable terms, or at all.

NOTE 11 SEGMENTS

We currently manage our operations in one reportable segment, pharmaceuticals. The pharmaceuticals segment consists of two operating segments, our (i) pharmaceutical research and development segment which is focused on the research and development of pharmaceutical products, diagnostic tests and vaccines, and (ii) the pharmaceutical operations we acquired in Chile, Mexico, and Israel through the acquisition of OPKO Chile, Exakta-OPKO, and FineTech, respectively. We evaluate the performance of each segment based on operating profit or loss. There is no inter-segment allocation of interest expense and income taxes. We previously recorded our ophthalmic instrumentation business as its own reporting segment.

Information regarding our operations and assets for the two operating segments and the unallocated corporate operations as well as geographic information are as follows:

	For the three months ended June 30,		For the six months ended June 30,
(in thousands)	2012	2011	2012	2011
Operating (loss) income from continuing operations
Pharmaceutical	$(5,429)	$(2,317)	$(11,460)	$(3,340)
Corporate	(3,912)	(2,458)	(6,728)	(5,571)

	$(9,341)	$(4,775)	$(18,188)	$(8,911)

Depreciation and amortization
Pharmaceutical	$2,410	$908	$4,694	$1,734
Corporate	44	41	88	84

	$2,454	$949	$4,782	$1,818

Product sales
United States	$—	$—	$—	$—
Chile	7,187	6,463	12,888	12,189
Israel	1,518	—	3,145	—
Mexico	1,212	1,965	2,523	3,189

	$9,917	$8,428	$18,556	$15,378

	As of
	June 30, 2012	December 31, 2011
Assets
Pharmaceutical	$164,988	$154,437
Corporate	65,483	75,048
Discontinued operations	—	4

	$230,471	$229,489

During the three and six months ended June 30, 2012, no customer represented more than 10% of our total revenue. During the three and six months ended June 30, 2011, our largest customer represented 19% and 23% of our total revenue, respectively. As of June 30, 2012, one customer represented 15% of our accounts receivable balance. As of December 31, 2011, one customer represented 29% of our accounts receivable balance.

NOTE 12 SUBSEQUENT EVENTS

On August 2, 2012 (the “Closing Date”), we entered into a stock purchase agreement pursuant to which we acquired all of the outstanding stock of Farmadiet Group Holding, S.L., a Spanish company (“Farmadiet”) engaged in the development, manufacture, marketing, and sale of pharmaceutical, nutraceutical, and veterinary products in Europe (the “Transaction”).

In connection with the Transaction, we agreed to pay an aggregate purchase price of €13.5 million (US $16.8 million), of which (i) €6.75 million (US $8.4 million) was paid in cash at closing, and (ii) €6.75 million (US$ 8.4 million) (the “Deferred Payment”) will be paid, at our option, in cash or shares of our Common Stock, as follows: (x) €3.376 million (US$4.2 million) to be paid on the first anniversary of the closing date; and (y) €3.376 million (US$4.2 million) to be paid 18 months after the closing date. In the event we elect to pay the Deferred Payment in shares of Common Stock, the number of shares issuable shall be calculated using the average closing sales price per share of our Common Stock as reported on the NYSE for the ten trading days immediately preceding the applicable payment date. We have the right to hold back up to €2.8 million (US$3.5 million) from the Deferred Payment to satisfy indemnity claims.

In connection with the Transaction, we also entered into two ancillary transactions (the “Ancillary Transactions”). In exchange for a forty percent interest held by one of the sellers in one of Farmadiet’s subsidiaries, we agreed to issue up to an aggregate of 250,000 shares of our Common Stock, of which (a) 125,000 shares were issued on the closing date, and (b) 125,000 will be issued upon achieving certain milestones. In addition, we acquired an interest held by an affiliate of a seller in a product in development in exchange for which we agreed to pay up to an aggregate of €1.0 million (US $1.3 million) payable at our option in cash or shares of our Common Stock, of which (a) €0.25 million (US$0.3 million) was paid at closing through delivery of 70,421 shares of our Common Stock, and (b) €0.75 million (US$1.0 million) will be paid in cash or shares of our Common Stock upon achieving certain milestones. The number of shares of our Common Stock issued is determined based on the average closing sale price for our Common Stock on the NYSE for the ten (10) trading days preceding the required payment date.

We have reviewed all subsequent events and transactions that occurred after the date of our June 30, 2012 consolidated balance sheet date, through the time of filing this Quarterly Report on Form 10-Q.

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

RECENT DEVELOPMENTS

On August 2, 2012 (the “Closing Date”), we entered into a stock purchase agreement pursuant to which we acquired all of the outstanding stock of Farmadiet Group Holding, S.L., a Spanish company (“Farmadiet”) engaged in the development, manufacture, marketing, and sale of pharmaceutical, nutraceutical, and veterinary products in Europe (the “Transaction”).

In connection with the Transaction, we agreed to pay an aggregate purchase price of €13.5 million (US $16.8 million), of which (i) €6.75 million (US $8.4 million) was paid in cash at closing, and (ii) €6.75 million (US$ 8.4 million) (the “Deferred Payment”) will be paid, at our option, in cash or shares of our Common Stock, par value $0.01 (the “Common Stock”) as follows: (x) €3.376 million (US$4.2 million) to be paid on the first anniversary of the closing date; and (y) €3.376 million (US$4.2 million) to be paid 18 months after the closing date. In the event we elect to pay the Deferred Payment in shares of Common Stock, the number of shares issuable shall be calculated using the average closing sales price per share of our Common Stock as reported on the New York Stock Exchange (“NYSE”) for the ten trading days immediately preceding the applicable payment date. We have the right to hold back up to €2.8 million (US$3.5 million) from the Deferred Payment to satisfy indemnity claims.

In connection with the Transaction, we also entered into two ancillary transactions (the “Ancillary Transactions”). In exchange for a forty percent interest held by one of the sellers in one of Farmadiet’s subsidiaries, we agreed to issue up to an aggregate of 250,000 shares of our Common Stock, of which (a) 125,000 shares were issued on the closing date, and (b) 125,000 will be issued upon achieving certain milestones. In addition, we acquired an interest held by an affiliate of a seller in a product in development in exchange for which we agreed to pay up to an aggregate of €1.0 million (US $1.3 million) payable at our option in cash or shares of our Common Stock, of which (a) €0.25 million (US$0.3 million) was paid at closing through delivery of 70,421 shares of our Common Stock, and (b) €0.75 million (US$1.0 million) will be paid in cash or shares of our Common Stock upon achieving certain milestones. The number of shares of our Common Stock issued is determined based on the average closing sale price for our Common Stock on the NYSE for the ten (10) trading days preceding the required payment date.

In April 2012, we completed the acquisition of ALS Distribuidora Limitada (“ALS”), a privately-held Chilean pharmaceutical company, pursuant to a stock purchase agreement entered into in January 2012. In connection with the transaction, we agreed to pay up to a total of $4.0 million in cash to the sellers. Pursuant to the purchase agreement, we paid (i) $2.4 million in cash at closing less certain liabilities, and (ii) $0.8 million in cash at the closing into a separate escrow account to satisfy possible indemnity claims. We agreed to pay an additional $0.8 million, the remainder of the $4.0 million purchase price, upon the legal registration in the name of ALS of certain trademarks and product registrations previously held by Arama Laboratorios y Compañía Limitada (“Arama”).

In March 2012, we announced a collaboration with Laboratory Corporation of America (LabCorp®), an S&P 500 company and pioneer in commercializing new diagnostic technologies, for Labcorp to complete the development and later commercialize laboratory testing services for Alzheimer’s disease. We will continue to develop (on our own or with partners) in vitro diagnostic tests for detection of Alzheimer’s disease, as well as companion diagnostic applications for the Alzheimer’s test, all of which rights were retained by us under the Labcorp agreement.

RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED JUNE 30, 2012 AND 2011

Revenue. Revenue for the three months ended June 30, 2012, was $10.2 million, compared to $8.4 million for the comparable 2011 period. The increase in revenue during the three months ended June 30, 2012 is primarily due to $1.5 million of revenue generated by our Israeli API manufacturer, which we acquired in December 2011, and $1.2 million of revenue generated in Chile related to our acquisition of ALS in April 2012 partially offset by decreased revenue in Mexico of $0.7 million.

Gross margin. Gross margin for the three months ended June 30, 2012, was $3.7 million compared to $3.5 million for the comparable period of 2011. Gross margin for the three months ended June 30, 2012 increased from the comparable period of 2011 primarily as a result of $1.1 million of gross margin generated by our acquired API businesses in Israel. This increase was partially offset by $0.4 million of inventory reserves recorded at our Chilean pharmaceutical business in the 2012 period along with the decreased revenue in Mexico compared to the 2011 period.

Selling, general and administrative expense. Selling, general and administrative expense for the three months ended June 30, 2012, was $5.4 million compared to $4.7 million of expense for the comparable period of 2011. The increase in selling, general and administrative expenses is primarily the result of increased personnel expenses as a result of the acquisitions of OPKO Diagnostics and FineTech Pharmaceuticals Ltd. (“FineTech”) as well as increased professional fees. Selling, general and administrative expenses during the three months ended June 30, 2012 and 2011 primarily consist of personnel expenses and professional fees, including equity-based compensation expense of $0.6 million and $0.5 million, respectively, and professional fees.

Research and development expense. Research and development expense during the three months ended June 30, 2012 and 2011, was $4.5 million and $2.7 million, respectively. The increase in research and development expense primarily reflects increased activities related to our OPKO Diagnostics, Inc. (“OPKO Diagnostics”) CURNA, Inc. (“CURNA”) and molecular diagnostics research and development programs. We acquired OPKO Diagnostics, Inc. (“OPKO Diagnostics”) in October 2011, and we have also increased staffing and related activities for our CURNA and molecular diagnostics development programs. The three months ended June 30, 2012 and 2011, include equity-based compensation expense of $0.4 million and $1.4 million, respectively. Research and development expense for the three months ended June 30, 2011 primarily consisted of activities related to our molecular diagnostics development programs and post-acquisition activities related to CURNA.

Contingent consideration expense. Contingent consideration expense for the three months ended June 30, 2012 was $1.0 million, which represents the change in the fair value of the contingent consideration liability due to the time value of money. The contingent consideration liability relates to potential amounts payable to OPKO Diagnostics and FineTech’s former stockholders pursuant to our agreement to acquire them in October and December 2011, respectively. The comparable period of 2011 did not include any such expense.

Other operating expenses. Other operating expense was $2.1 million for the three months ended June 30, 2012 compared to $0.9 million for the comparable period ended March 31, 2011. Other operating expenses primarily include the amortization of intangible assets. Amortization expense increased due to the acquisitions of ALS, OPKO Diagnostics and FineTech in April 2012, October 2011 and December 2011, respectively.

Other income and expenses. Other income and expense, net was $0.4 million for the three months ended June 30, 2012 compared to other income and expense, net of $0.1 million for the comparable 2011 period. The three months ended June 30, 2012 include $0.5 million of other expense recognized for the change in fair value of the warrants received in connection with our investment in Neovasc, Inc. (“Neovasc”). Other income primarily consists of interest earned on our cash and cash equivalents and other expense primarily reflects the interest incurred on our lines of credit in Chile. Partially offsetting the interest incurred on our Chilean lines of credit was the benefit from our Chilean and Mexican operations functional currencies strengthening during the three months ended June 30, 2012.

Discontinued operations. We did not incur a loss from discontinued operations for the three months ended June 30, 2012 compared to $0.4 million for the comparable period of 2011, respectively. The 2011 results reflect the operating loss of our instrumentation business for that period. In October 2011 we sold the instrumentation business and no longer have any ongoing operations related to that business.

Income taxes. Our income tax provision reflects the income tax payable in Chile and Mexico. Our Israeli operations will benefit from a tax holiday during 2012. We have recorded a full valuation allowance against our deferred tax assets in the U.S. for both periods.

FOR THE SIX MONTHS ENDED JUNE 30, 2012 AND 2011

Revenue. Revenue for the six months ended June 30, 2012, was $19.0 million, compared to $15.4 million for the comparable 2011 period. The increase in revenue during the first six months of 2012 is primarily due to $ 3.1 million of revenue generated by our Israeli API manufacturer, which we acquired in December 2011, and $0.4 million of deferred revenue recognized in connection with our agreements with Neovasc and LabCorp.

Gross margin. Gross margin for the six months ended June 30, 2012, was $7.4 million compared to $6.3 million for the comparable period of 2011. Gross margin for the six months ended June 30, 2012, increased from the 2011 period primarily as a result of the increased gross margin of $2.2 million generated by our pharmaceutical business in Israel and $0.4 million of deferred revenue recognized in connection with our agreements with Neovasc and LabCorp. These increases were partially offset by decreased gross margin generated by our pharmaceutical business in Chile principally due to $0.7 million of inventory reserves.

Selling, general and administrative expense. Selling, general and administrative expense for the six months ended June 30, 2012, was $10.1 million compared to $9.8 million of expense for the comparable period of 2011. The increase in selling, general and administrative expenses is primarily the result of increased professional fees and expenses related to FineTech, partially offset by decreased equity-based compensation. Selling, general and administrative expenses during the first six months of 2012 and 2011 primarily consist of personnel expenses, including equity-based compensation expense of $1.2 million and $1.8 million, respectively, and professional fees.

Research and development expense. Research and development expense during the six months ended June 30, 2012 and 2011, was $9.3 million and $3.8 million, respectively. The increase in research and development expense primarily reflects activities related to our OPKO Diagnostics development programs, which we acquired in October 2011. In addition, we have also increased staffing and related activities for our CURNA and molecular diagnostics development programs during the six months ended June 30, 2012 as compared to the six months ended June 30, 2011. Partially offsetting these increases, equity based compensation decreased during the six months ended June 30, 2012 as compared to the six months ended June 30, 2011, to $1.0 million from $1.8 million, respectively. Research and development expense for the six months ended June 30, 2011 primarily consisted of activities related to our molecular diagnostics development programs and post-acquisition activities related to CURNA.

Contingent consideration expense. Contingent consideration expense for the six months ended June 30, 2012 was $2.1 million, which represents the change in the fair value of the contingent consideration liability due to the time value of money. The contingent consideration liability relates to potential amounts payable to OPKO Diagnostics and FineTech’s former stockholders pursuant to our agreement to acquire them in October and December 2011, respectively. The comparable period of 2011 did not include any such expense.

Other operating expenses. Other operating expense was $4.1 million for the six months ended June 30, 2012 compared to $1.7 million for the comparable period ended June 30, 2011. Other operating expenses primarily include the amortization of intangible assets. Amortization expense increased due to the acquisitions of ALS, OPKO Diagnostics and FineTech in April 2012, October 2011 and December 2011, respectively.

Other income and expenses. Other income and expense, net was $0.5 million for the first six months of 2012 compared to $0.1 million for the comparable 2011 period. The first six months of 2012 include $1.1 million of other income recognized for the fair value of the warrants received in connection with our investment in Biozone Pharmaceuticals, Inc., partially offset by other expense recognized for the decrease in fair value of the warrants received in connection with our investment in Neovasc. Other income primarily consists of interest earned on our cash and cash equivalents and other expense primarily reflects the interest incurred on our lines of credit in Chile. Partially offsetting the interest incurred on our Chilean lines of credit was the benefit from our Chilean and Mexican operations functional currencies strengthening during the six months ended June 30, 2012.

Discontinued operations. We did not incur a loss from discontinued operations compared to $1.4 million for the six months ended June 30, 2012 and the comparable period of 2011, respectively. The 2011 results reflect the operating loss of our instrumentation business for that period. In October 2011 we sold the instrumentation business and no longer have any ongoing operations related to that business.

Income taxes. Our income tax provision reflects the income tax payable in Chile and Mexico. Our Israeli operations will benefit from a tax holiday during 2012. We have recorded a full valuation allowance against our deferred tax assets in the U.S. for both periods.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2012, we had cash, cash equivalents and marketable securities of approximately $55.3 million. Cash used in operations during 2012 primarily reflects expenses related to selling, general and administrative activities related to our corporate operations, and research and development activities, as well as our operations in Chile, Israel and Mexico. In addition, we invested $2.7 million in two pharmaceutical businesses and acquired ALS. At closing, we paid the sellers of ALS $2.4 million in cash and agreed to pay an additional $1.6 million upon satisfaction of certain obligations. Since our inception, we have not generated sufficient gross margins to offset our operating and other expenses and our primary source of cash has been from the public and private placement of stock and credit facilities available to us.

In August 2012, we entered into a stock purchase agreement pursuant to which we acquired all of the outstanding stock of Farmadiet. In connection with the Transaction, we agreed to pay an aggregate purchase price of €13.5 million (US $16.8 million), of which (i) €6.75 million (US $8.4 million) was paid in cash at closing, and (ii) €6.75 million (US$ 8.4 million) (the “Deferred Payment”) will be paid, at our option, in cash or shares of our Common Stock, as follows: (x) €3.376 million (US$4.2 million) to be paid on the first anniversary of the closing date; and (y) €3.376 million (US$4.2 million) to be paid 18 months after the closing date. In the event we elect to pay the Deferred Payment in shares of our Common Stock, the number of shares issuable shall be calculated using the average closing sales price per share of our Common Stock as reported on the NYSE for the ten trading days immediately preceding the applicable payment date. We have the right to hold back up to €2.8 million (US$3.5 million) from the Deferred Payment to satisfy indemnity claims.

In connection with the Transaction, we also entered into two ancillary transactions (the “Ancillary Transactions”). In exchange for a forty percent interest held by one of the sellers in one of Farmadiet’s subsidiaries, we agreed to issue up to an aggregate of 250,000 shares of our Common Stock, of which (a) 125,000 shares were issued on the closing date, and (b) 125,000 will be issued upon achieving certain milestones. In addition, we acquired an interest held by an affiliate of a seller in a product in development in exchange for which we agreed to pay up to an aggregate of €1.0 million (US $1.3 million) payable at our option in cash or shares of our Common Stock, of which (a) €0.25 million (US$0.3 million) was paid at closing through delivery of 70,421 shares of our Common Stock, and (b) €0.75 million (US$1.0 million) will be paid in cash or shares of Common Stock upon achieving certain milestones. The number of shares of our Common Stock issued is determined based on the average closing sale price for our Common Stock on the NYSE for the ten (10) trading days preceding the required payment date.

In connection with our acquisitions of CURNA, OPKO Diagnostics and FineTech, we agreed to pay future consideration to the sellers upon the achievement of certain events, including minimum cash payments of $5.0 to the former stockholder of FineTech upon the achievement of certain sales milestones, and up to an additional $19.1 million in shares of the our Common Stock to the former stockholders of OPKO Diagnostics upon and subject to the achievement of certain milestones.

As of June 30, 2012, we have outstanding lines of credit in the aggregate amount of $14.6 million with 9 financial institutions in Chile, with an additional $6.8 million available for additional borrowings. The weighted average interest rate on these lines of credit is approximately 7%. These lines of credit are short-term and are generally due within three months. These lines of credit are used primarily as a source of working capital for inventory purchases. The highest balance at any time during the three months ended June 30, 2012 was $17.1 million. We intend to continue to enter into these lines of credit as needed. There is no assurance that these lines of credit or other funding sources will be available to us on acceptable terms, or at all, in the future.

Our unutilized $12.0 million line of credit with the Frost Group, LLC expired on March 31, 2012 and no amounts borrowed after June 2, 2010 when it was repaid in full. The Frost Group members include a trust controlled by Dr. Frost, who is the Company’s Chief Executive Officer and Chairman of our Board of Directors, Dr. Hsiao, who is the Vice Chairman of our Board of Directors and Chief Technical Officer and Mr. Rubin who is Executive Vice President - Administration and a director of the Company.

We expect to incur losses from operations for the foreseeable future. We expect to incur substantial research and development expenses, including expenses related to the hiring of personnel and additional clinical trials. We expect that selling, general and administrative expenses will also increase as we expand our sales, marketing and administrative staff and add infrastructure.

We believe the cash, cash equivalents, and marketable securities on hand at June 30, 2012 and the amounts available to be borrowed under our lines of credit are sufficient to meet our anticipated cash requirements for operations and debt service beyond the next 12 months. We based this estimate on assumptions that may prove to be wrong or are subject to change, and we may be required to use our available cash resources sooner than we currently expect. If we acquire additional assets or companies, accelerate our product development programs or initiate additional clinical trials, we will need additional funds. Our future cash requirements will depend on a number of factors, including possible acquisitions, the continued progress of research and development of our product candidates, the timing and outcome of clinical trials and regulatory approvals, the costs involved in preparing, filing, prosecuting, maintaining, defending, and enforcing patent claims and other intellectual property rights, the status of competitive products, the availability of financing, and our success in developing markets for our product candidates. If we are not able to secure additional funding when needed, we may have to delay, reduce the scope of, or eliminate one or more of our clinical trials or research and development programs or possible acquisitions.

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

Purchase price allocations and appraisals inherently require significant estimates and assumptions, including but not limited to, determining the timing and estimated costs to complete the in-process research and development projects, projecting regulatory approvals, estimating future cash flows, and developing appropriate discount rates. We believe the estimated fair values assigned to the ALS, OPKO Diagnostics and FineTech assets acquired and liabilities assumed are based on reasonable assumptions. However, the fair value estimates for the purchase price allocation may change during the allowable allocation period, which is up to one year from the acquisition date, if additional information becomes available that would require changes to our estimates.

Inventories and inventory reserves. Inventories are valued at the lower of cost or market (net realizable value). Cost is determined by the first-in, first-out method. We considers factors such as the amount of inventory on hand, estimated time required to sell such inventories, remaining shelf life, and current market conditions to determine whether inventories are stated at the lower of cost or market.

Allowance for doubtful accounts and revenue recognition. Generally, we recognize revenue from product sales when goods are shipped and title and risk of loss transfer to our customers. Our estimates for sales returns are based upon the historical patterns of products returned matched against the sales from which they originated, and management’s evaluation of specific factors that may increase the risk of product returns. We analyze accounts receivable and historical bad debt levels, customer credit worthiness and current economic trends when evaluating the adequacy of the allowance for doubtful accounts using the specific identification method. Our reported net loss is directly affected by management’s estimate of the collectability of accounts receivable. The allowance for doubtful accounts recognized in our consolidated balance sheets at June 30, 2012 and December 31, 2011 was $0.3 million and $0.4 million, respectively.

Recent accounting pronouncements. On January 1, 2012, we adopted an amendment issued by the Financial Accounting Standards Board (“FASB”) to the accounting standards related to fair value measurements and disclosure requirements. This amendment revises the existing guidance on the use and application of fair value measurements and maintains a definition of fair value that is based on the notion of exit price. The adoption of this amendment did not have a material impact on our condensed consolidated financial statements.

On January 1, 2012, we adopted amendments issued by the FASB to the accounting standards related to the presentation of comprehensive income. These amendments revise the manner in which entities present comprehensive income in their financial statements and remove the option to present items of other comprehensive income in the statement of changes in stockholders’ equity. These amendments require an entity to report components of comprehensive income in either (1) a continuous statement of comprehensive income, or (2) two separate but consecutive statements of net income and other comprehensive income. We modified our condensed consolidated financial statements presentation using the latter alternative.

On January 1, 2012, we adopted revised guidance issued by the FASB related to the testing of goodwill for impairment. Under the revised guidance, an entity has the option to perform a qualitative assessment of whether it is more-likely-than-not that a reporting unit’s fair value is less than its carrying value prior to performing the two-step quantitative goodwill impairment test. If, based on the qualitative factors, an entity determines that the fair value of the reporting unit is greater than its carrying amount, then the entity would not be required to perform the two-step quantitative impairment test for that reporting unit. However, if the qualitative assessment indicates that it is not more-likely-than-not that the reporting unit’s fair value exceeds its carrying value, then the quantitative assessment must be performed. An entity is permitted to perform the qualitative assessment on none, some or all of its reporting units and may also elect to bypass the qualitative assessment and begin with the quantitative assessment of goodwill impairment. This amendment did not have a material impact on our condensed consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

In the normal course of doing business, we are exposed to the risks associated with foreign currency exchange rates and changes in interest rates.

Foreign Currency Exchange Rate Risk - Although we do not speculate in the foreign exchange market, we may from time to time manage exposures that arise in the normal course of business related to fluctuations in foreign currency exchange rates by entering into offsetting positions through the use of foreign exchange forward contracts. Certain firmly committed transactions are hedged with foreign exchange forward contracts. As exchange rates change, gains and losses on the exposed transactions are partially offset by gains and losses related to the hedging contracts. Both the exposed transactions and the hedging contracts are translated at current spot rates, with gains and losses included in earnings.

Our derivative activities, which consist of foreign exchange forward contracts and swaps, are initiated to hedge forecasted cash flows that are exposed to foreign currency risk. The foreign exchange forward contracts generally require us to exchange local currencies for foreign currencies based on pre-established exchange rates at the contracts’ maturity dates. As exchange rates change, gains and losses on these contracts are generated based on the change in the exchange rates that are recognized in the consolidated statement of operations at maturity, and offset the impact of the change in exchange rates on the foreign currency cash flows that are hedged. If the counterparties to the exchange contracts do not fulfill their obligations to deliver the contracted currencies, we could be at risk for currency related fluctuations. We enter into these contracts with counterparties that we believe to be creditworthy and do not enter into any leveraged derivative transactions. We had $1.5 million in foreign exchange forward contracts outstanding at June 30, 2012, primarily to hedge Chilean-based operating cash flows against US dollars. If Chilean Pesos were to strengthen in relation to the US dollar, our loss or gain on hedged foreign currency cash-flows would be offset by the derivative contracts, with a net effect of zero.

We do not engage in trading market risk sensitive instruments or purchasing hedging instruments or “other than trading” instruments that are likely to expose us to significant market risk, whether interest rate, foreign currency exchange, commodity price, or equity price risk.

Interest Rate Risk - Our exposure to market risk relates to our cash and investments and to our borrowings. We maintain an investment portfolio of money market funds. The securities in our investment portfolio are not leveraged, and are, due to their very short-term nature, subject to minimal interest rate risk. We currently do not hedge interest rate exposure. Because of the short-term maturities of our investments, we do not believe that a change in market interest rates would have a significant negative impact on the value of our investment portfolio except for reduced income in a low interest rate environment. At June 30, 2012, we had cash, cash equivalents and marketable securities of $55.3 million. The weighted average interest rate related to our cash and cash equivalents for the three months ended June 30, 2012 was approximately 0%. As of June 30, 2012, the principal value of our credit lines was $14.6 million at a weighted average interest rate of approximately 7% for the three months then ended.

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

Item 4. Controls and Procedures

The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Securities and Exchange Commission (“SEC”) Rule 13a-15(e) as of June 30, 2012. Based on that evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures are effective to ensure that information the Company is required to disclose in reports that it files or submits under the Securities Exchange Act is accumulated and communicated to management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

Changes to the Company’s Internal Control Over Financial Reporting

In connection with the closing of the FineTech acquisition in December 2011, we began implementing standards and procedures at FineTech including upgrading and establishing controls over accounting systems, and adding employees and consultants who are trained and experienced in the preparation of financial statements in accordance with U.S. GAAP to ensure that we have in place appropriate internal control over financial reporting at FineTech. Other than as set forth above with respect to FineTech, there have been no changes to the Company’s internal control over financial reporting that occurred during the Company’s second fiscal quarter of 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

FineTech’s assets constituted $36.5 million and $28.2 million of total and net assets, respectively, as of June 30, 2012. FineTech’s revenue for the three and six months ended June 30, 2012 constituted $1.5 million and $3.1 million of revenue, respectively. In addition, FineTech’s net loss consituted $0.4 million and $0.7 million of net loss for the three and six months ended June 30, 2012, respectively.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits.

Exhibit 3.1(1)	Amended and Restated Certificate of Incorporation.

Exhibit 3.2(2)	Amended and Restated By-Laws.

Exhibit 31.1	Certification by Phillip Frost, Chief Executive Officer, pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended June 30, 2012.

Exhibit 31.2	Certification by Juan Rodriguez, Chief Financial Officer, pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended June 30, 2012.

Exhibit 32.1	Certification by Phillip Frost, Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended June 30, 2012.

Exhibit 32.2	Certification by Juan Rodriguez, Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended June 30, 2012.

Exhibit 101*	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Financial Statements, tagged as blocks of text.

*	As provided in Rule 406T of Regulation S-T, this information is furnished herewith and not filed for purposes of sections 11 and 12 of the Securities Act of 1933, as amended, or section 18 of the Securities Exchange Act of 1934, as amended.
(1)	Filed with the Company’s Current Report on Form 8-A filed with the Securities and Exchange Commission on June 11, 2007, and incorporated herein by reference.
(2)	Filed with the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2008, and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 9, 2012	OPKO Health, Inc.

/s/ Adam Logal
Adam Logal
Vice President, Finance, Chief Accounting Officer and Treasurer

Exhibit Index

Exhibit Number	Description

Exhibit 31.1	Certification by Phillip Frost, Chief Executive Officer, pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended June 30, 2012.

Exhibit 31.2	Certification by Juan Rodriguez, Chief Financial Officer, pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended June 30, 2012.

Exhibit 32.1	Certification by Phillip Frost, Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended June 30, 2012.

Exhibit 32.2	Certification by Juan Rodriguez, Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended June 30, 2012.

Exhibit 101*	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Financial Statements, tagged as blocks of text.

*	As provided in Rule 406T of Regulation S-T, this information is furnished herewith and not filed for purposes of sections 11 and 12 of the Securities Act of 1933, as amended, or section 18 of the Securities Exchange Act of 1934, as amended.