Form 10-K/A
period 2012-12-31
Opko Health, Inc.
filed 2013-04-29
CIK 944809

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

As of April 22, 2013, the registrant had 336,737,265 shares of Common Stock outstanding.

Documents Incorporated by Reference

None.

Explanatory Note

On April 23, 2013, OPKO Health, Inc., a Delaware corporation (“OPKO”), and PROLOR Biotech, Inc., a Nevada corporation (“PROLOR”), entered into an Agreement and Plan of Merger (the “Merger Agreement”). The Merger Agreement provides that, upon the terms and subject to the conditions set forth in the Merger Agreement, a newly formed, wholly-owned subsidiary of OPKO will merge with and into PROLOR, with PROLOR continuing as the surviving corporation and a wholly-owned subsidiary of OPKO (the “Merger”).

This Amendment No. 1 on Form 10-K/A (this “Amendment” or “Form 10-K/A”) amends our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 that was filed with the Securities and Exchange Commission (“SEC”) on March 18, 2013 (the “Original Filing”). Because of the Merger, we have postponed our annual meeting of stockholders in order to allow stockholders to submit their vote on the consummation of the Merger at the same meeting. We are filing this Amendment to include the information required by Part III and not included in the Original Filing, as we will not file our definitive proxy statement within 120 days after the end of our fiscal year ended December 31, 2012.

In addition, pursuant to the rules of the SEC, Item 15 of Part IV of the Original Filing has been amended to contain currently dated certifications from our Chief Executive Officer and Chief Financial Officer, as required by Sections 302 of the Sarbanes-Oxley Act of 2002 with respect to this Form 10-K/A. The currently dated certifications of our Chief Executive Officer and Chief Financial Officer are attached to this Form 10-K/A as Exhibits 31.1 and 31.2. Except as set forth in Part III below, no other changes are made to the Original Filing. Unless expressly stated, this Amendment does not modify in any way the disclosures contained in the Original Filing.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward-looking statements,” as that term is defined under the Private Securities Litigation Reform Act of 1995 (“PSLRA”), Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements include statements about our expectations, beliefs or intentions regarding our product development efforts, business, financial condition, results of operations, strategies or prospects. You can identify forward-looking statements by the fact that these statements do not relate strictly to historical or current matters. Rather, forward-looking statements relate to anticipated or expected events, activities, trends or results as of the date they are made. Because forward-looking statements relate to matters that have not yet occurred, these statements are inherently subject to risks and uncertainties that could cause our actual results to differ materially from any future results expressed or implied by the forward-looking statements. Many factors could cause our actual activities or results to differ materially from the activities and results anticipated in forward-looking statements. These factors include those described below and in “Item 1A-Risk Factors” of the Annual Report on Form 10-K, filed on March 18, 2013. We do not undertake any obligation to update forward-looking statements. We intend that all forward-looking statements be subject to the safe-harbor provisions of the PSLRA. These forward-looking statements are only predictions and reflect our views as of the date they are made with respect to future events and financial performance.

Unless the context otherwise requires, all references in this Annual Report on Form 10-K to the “Company”, “OPKO”, “we”, “our”, “ours”, and “us” refer to OPKO Health, Inc., a Delaware corporation, including our wholly-owned subsidiaries.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Board of Directors

Our board of directors currently consists of ten directors. The table below sets forth certain information regarding the directors of the Company, including their ages as of April 22, 2013:

Name of Nominee	Age	Year First Elected/ Nominated Director	Positions and Offices with the Company
Phillip Frost, M.D.	76	2007	Chairman of the Board and Chief Executive Officer
Jane H. Hsiao, Ph.D.	65	2007	Vice Chairman of the Board and Chief Technical Officer
Steven D. Rubin	52	2007	Director and Executive Vice President-Administration
Robert A. Baron	73	2003	Director
Thomas E. Beier	67	2008	Director
Dmitry Kolosov	33	2012	Director
Richard A. Lerner, M.D.	74	2007	Director
John A. Paganelli	78	2003	Director
Richard C. Pfenniger, Jr.	57	2008	Director
Alice Lin-Tsing Yu, M.D., Ph.D.	69	2009	Director

Phillip Frost, M.D. Dr. Frost has been the CEO and Chairman of OPKO Health, Inc. since March 2007. Dr. Frost was named the Chairman of the Board of Teva Pharmaceutical Industries, Limited, or Teva (NYSE:TEVA) in March 2010 and had previously been Vice Chairman since January 2006 when Teva acquired IVAX Corporation, or IVAX. Dr. Frost had served as Chairman of the Board of Directors and Chief Executive Officer of IVAX since 1987. He was Chairman of the Department of Dermatology at Mt. Sinai Medical Center of Greater Miami, Miami Beach, Florida from 1972 to 1986. Dr. Frost was Chairman of the Board of Directors of Key Pharmaceuticals, Inc. from 1972 until the acquisition of Key Pharmaceuticals by Schering Plough Corporation in 1986. Dr. Frost was named Chairman of the Board of Ladenburg Thalmann Financial Services Inc. (NYSE MKT:LTS), an investment banking, asset management, and securities brokerage firm providing services through its principal operating subsidiary, Ladenburg Thalmann & Co. Inc., in July 2006 and has been a director of Ladenburg Thalmann from 2001 until 2002 and again since 2004. Dr. Frost also serves as Chairman of the board of directors of PROLOR Biotech, Inc. (NYSE MKT: PBTH), a development stage biopharmaceutical company. He serves as a member of the Board of Trustees of the University of Miami and as a Trustee of each of the Miami Jewish Home for the Aged and the Mount Sinai Medical Center. Dr. Frost is also a director of Castle Brands (NYSE MKT:ROX), a developer and marketer of premium brand spirits. Dr. Frost previously served as a director for Continucare Corporation, Northrop Grumman Corp., and Ideation Acquisition Corp., as Governor and Co-Vice-Chairman of the American Stock Exchange (now NYSE MKT), and as a member of the Board of Trustees of the Scripps Research Institute until November 2012.

Dr. Frost has successfully founded several pharmaceutical companies and overseen the development and commercialization of a multitude of pharmaceutical products. This combined with his experience as a physician and chairman and/or chief executive officer of large pharmaceutical companies has given him insight into virtually every facet of the pharmaceutical business and drug development and commercialization process. He is a demonstrated leader with keen business understanding and is uniquely positioned to help guide our Company through its transition from a development stage company into a successful, multinational biopharmaceutical and diagnostics company.

Jane H. Hsiao, Ph.D., MBA. Dr. Hsiao has served as Vice-Chairman and Chief Technical Officer of the Company since May 2007. Dr. Hsiao served as the Vice Chairman-Technical Affairs of IVAX from 1995 to January 2006. Dr. Hsiao served as Chairman, Chief Executive Officer and President of IVAX Animal Health, IVAX’s veterinary products subsidiary, from 1998 to 2006. Dr. Hsiao has served as Chairman of the Board of each of Safestitch Medical, Inc. (OTCQB:SFES) and Non-Invasive Monitoring Systems, Inc. (OTCBB:NIMU), both medical device companies, since September 2007 and October 2008, respectively, and was named Interim Chief Executive Officer of Non-Invasive Monitoring Systems, Inc. in February 2012. Dr. Hsiao is also a director of PROLOR Biotech, Inc. (NYSE MKT: PBTH), a development stage biopharmaceutical company and Neovasc, Inc. (TSXV:NVC), a company developing and marketing medical specialty vascular devices. Dr. Hsiao previously served as a director for Sorrento Therapeutics, Inc. (OTCBB:SRNE), a development stage biopharmaceutical company.

Dr. Hsiao’s background in pharmaceutical chemistry and strong technical expertise, as well as her senior management experience, allow her to play an integral role in overseeing our product development and regulatory affairs and in navigating the regulatory pathways for our products and product candidates. In addition, as a result of her role as director and/or chairman of other companies in the biotechnology and life sciences space, she also has a keen understanding and appreciation of the many regulatory and development issues confronting pharmaceutical and biotechnology companies.

Steven D. Rubin. Mr. Rubin has served as Executive Vice President - Administration since May 2007 and as a director of the Company since February 2007. Mr. Rubin served as the Senior Vice President, General Counsel and Secretary of IVAX from August 2001 until September 2006. Mr. Rubin currently serves on the board of directors of Safestitch Medical, Inc. (OTCQB:SFES), a medical device company, Tiger Media, Inc., (NYSE MKT:IDI), a multi-platform billboard and advertising company in China, PROLOR Biotech, Inc. (NYSE MKT: PBTH), a development stage biopharmaceutical company, Kidville, Inc. (OTCBB:KVIL), which operates large, upscale facilities, catering to newborns through five-year-old children and their families and offers a wide range of developmental classes for newborns to 5 year olds, Non-Invasive Monitoring Systems, Inc. (OTCBB:NIMU), a medical device company, Tiger X Medical, Inc. (OTCBB:CDOM), previously an early-stage orthopedic medical device company specializing in designing, developing and marketing reconstructive joint devices and spinal surgical devices, Castle Brands, Inc. (NYSE MKT:ROX), a developer and marketer of premium brand spirits, and Neovasc, Inc. (TSXV:NVC), a company developing and marketing medical specialty vascular devices. Mr. Rubin previously served on the board of directors of Dreams, Inc., a vertically integrated sports licensing and products company (NYSE MKT: DRJ).

Mr. Rubin brings extensive leadership, business, and legal experience, as well as tremendous knowledge of our business and the pharmaceutical industry generally, to the Board. He has advised pharmaceutical companies in several aspects of business, regulatory, transactional, and legal affairs for more than 24 years. His experience as a practicing lawyer, general counsel, and board member to multiple public companies, including several pharmaceutical and life sciences companies, has given him broad understanding and expertise, particularly relating to strategic planning and acquisitions.

Robert A. Baron. Mr. Baron has served as a director of the Company since 2003. Mr. Baron is currently a director of Green States Energy, an independent power producer focused on developing, acquiring, owning, and operating clean energy generation facilities to provide clean, reliable electric service to local governments and utilities, as well as commercial and industrial clients. Mr. Baron was president of Cash City, Inc., a payday advance and check cashing business, from 1999 to 2003. From 1997 to 1999, Mr. Baron was the president of East coast operations for CSS/TSC, Inc., a distributor of blank t-shirts, fleece and accessories and a subsidiary of Tultex, Inc. Mr. Baron previously served as a director of Andover Medical, Inc., Hemobiotech, Inc. and Nanosensors, Inc.

Mr. Baron’s history as an operating executive in a variety of industries combined with his experience as a director in other public companies, including other pharmaceutical and medical equipment manufacturers, allows him to bring strategic insight to the Board with respect to our business as well as emerging technologies and business models. Through these experiences, Mr. Baron has also developed an appreciation for audit and corporate governance related issues and, he uses these skills as a member of the Audit Committee and Corporate Governance and Nominating Committee of our Board of Directors.

Thomas E. Beier. Mr. Beier has served as a director of the Company since January 2008. Previously, he was Senior Vice President of Finance and Chief Financial Officer of IVAX from October 1997 until August 2006, and from December 1996 until October 1997, he served as Vice President-Finance for IVAX. Before joining IVAX, Mr. Beier served as Executive Vice President and Chief Financial Officer of Intercontinental Bank. Mr. Beier previously served as a director of Ideation Acquisition Corp.

As a result of Mr. Beier’s long tenure as a chief financial officer, he brings with him a strong financial and operational background and provides valuable business leadership and management experience and insights into many aspects of our business. Mr. Beier also brings financial expertise to the Board.

Dmitry Kolosov. Mr. Kolosov has served as a director of the Company since June 2012. Mr. Kolosov, an attorney, presently serves as the Vice President, Chief of Staff, and Member of the Management Board of the Skolkovo Foundation, a nonprofit organization in Russia charged with creating a new science and technology city in the Moscow suburb of Skolkovo, which comprises a university, research institutions, centers of collective usage, business incubator, technology transfer and commercialization office, corporate offices and research and development centers, as well as residential space and social infrastructure. From 2002 until 2010 when he joined the Skolkovo Foundation, Mr. Kolosov served in various positions, including as Executive Secretary of the Board of Directors and Head of Shareholder Relations, and as Advisor to the Executive Chairman of the Board, of TNK-BP, a joint venture between BP plc and the Alfa-Access-Renova consortium, and among the ten largest private oil companies in the world, recently acquired by Russian state-controlled Rosneft. Mr. Kolosov currently serves on the board of directors of Ladenburg Thalmann Financial Services Inc. (NYSE MKT:LTS), an investment banking, asset management, and securities brokerage firm providing services through its principal operating subsidiary, Ladenburg Thalmann & Co. Inc.

Through his tenure with a large multi-national corporation and the Skolkovo Foundation, Mr. Kolosov has significant experience with international business and cross-border transactions, particularly in emerging markets, that will assist the Company as it expands internationally.

Richard A. Lerner, M.D. Dr. Lerner has served as a director of the Company since March 2007. Dr. Lerner served as President of The Scripps Research Institute, a private, non-profit biomedical research organization, from 1986 until 2011 and is currently serving as an institute professor. Dr. Lerner is a member of numerous scientific associations, including the National Academy of Science and the Royal Swedish Academy of Sciences. Dr. Lerner serves as director of Sequenom, Inc. (Nasdaq:SQNM), a life sciences company. He is also on the board of directors for Intra-Cellular Therapies, a privately held biotechnology company, and the board of Teva (NYSE:TEVA). He previously served as a director of Kraft Foods, Inc. and Xencor, a privately held biotechnology company, and on the Siemens’ Advisory Board for Molecular Medicine of Siemens AG.

As a result of Dr. Lerner’s long tenure as president of a major biomedical research organization, he provides valuable business, scientific, leadership, and management expertise that helps drive strategic direction and expansion at OPKO. His experience and training as a physician and a scientist enables him to bring valuable advice to the Board, including a critical perspective on drug discovery and development and providing a fundamental understanding of the potential pathways contributing to disease.

John A. Paganelli. Mr. Paganelli has served as a director of the Company since December 2003. Mr. Paganelli served as the Company’s Interim Chief Executive Officer and secretary from June 29, 2005 through March 27, 2007, and Chairman of our Board of Directors from December 2003 through March 27, 2007. Mr. Paganelli served as President and Chief Executive Officer of Transamerica Life Insurance Company of New York from 1992 to 1997. Since 1987, Mr. Paganelli has been a partner in RFG Associates, a financial planning organization. Mr. Paganelli is also the Managing Partner of Pharos Systems Partners, LLC, an investment company, and he is Chairman of the Board of Pharos Systems International, a software company. He was Vice President and Executive Vice President of PEG Capital Management, an investment advisory organization, from 1987 until 2000. From 1980 to January 2003, Mr. Paganelli was an officer and director-stockholder of Mike Barnard Chevrolet, Inc., an automobile dealership. Mr. Paganelli also serves as a director of Western New York Energy, LLC and is on the Board of Trustees of Paul Smith’s College. Mr. Paganelli previously served on the Board of Managers of Bridge Financial Services, LLC.

With his significant experience in investment management and operations, Mr. Paganelli is able to add valuable expertise and insight to our board on a wide range of operational and financial issues. As one of the longest tenured members of our board, he also has substantial knowledge and familiarity regarding our historical operations.

Richard C. Pfenniger, Jr. Mr. Pfenniger has served as a director of the Company since January 2008. Currently, Mr. Pfenniger is Interim CEO of IntegraMed America, Inc., a privately held company that operates highly specialized outpatient centers in technology-based medical sectors. Mr. Pfenniger served as Chief Executive Officer and President for Continucare Corporation (NYSE:CNU), a provider of primary care physician and practice management services, from October 2003 until October 2011, and served as Chairman of the Board of Directors of Continucare from September 2002 until October 2011. Previously, Mr. Pfenniger served as the Chief Executive Officer and Vice Chairman of Whitman Education Group, Inc. from 1997 through June 2003. Prior to joining Whitman, he served as the Chief Operating Officer of IVAX from 1994 to 1997, and, from 1989 to 1994, he served as the Senior Vice President-Legal Affairs and General Counsel of IVAX Corporation. Mr. Pfenniger currently serves as a director of GP Strategies Corporation (NYSE:GPX), a corporate education and training company, SafeStitch Medical, Inc. (OTCQB:SFES), a medical device company, and IntegraMed America.

As a result of Mr. Pfenniger’s multi-faceted experience as chief executive officer, chief operating officer and general counsel, he is able to provide valuable business, leadership, and management advice to the Board in many critical areas. In addition, Mr. Pfenninger’s knowledge of the pharmaceutical and healthcare business has given him insights on many aspects of our business and the markets in which we operate. Mr. Pfenniger also brings financial expertise to the Board, including through his service as Chairman of our Audit Committee.

Alice Lin-Tsing Yu, M.D., Ph.D. Dr. Yu was appointed to the Company’s Board of Directors in April 2009. Since 2003, Dr. Yu has served as Distinguished Research Fellow and Associate Director at the Genomics Research Center, Academia Sinica, in Taiwan. She has also served as a Professor of Pediatrics for both the National Taiwan University and University of California in San Diego, since 2004 and 1994, respectively. Previously, she was the Chief of Pediatric Hematology Oncology at the University of California in San Diego. Dr. Yu has also served in several government-appointed positions and is a member of numerous scientific committees and associations.

Dr. Yu is an accomplished physician, professor, and researcher who brings a unique perspective to our Board on a variety of healthcare related issues. The insight and experience gained from her distinguished record of achievement at several highly respected academic medical institutions, as well as her experience as a practicing physician, are valuable to our efforts to develop and commercialize our pipeline of diagnostic and therapeutic products.

Executive Officers

Set forth below is the name and age as of April 22, 2013, of each of our current executive officers, together with certain biographical information for each of them (other than Phillip Frost, Jane H. Hsiao, and Steven Rubin, for whom biographical information is included above under “Board of Directors”):

Name of Executive Officer	Age	Position and Offices with the Company
Phillip Frost, M.D.	76	Chairman of the Board and Chief Executive Officer
Jane H. Hsiao, Ph.D.	65	Vice Chairman of the Board and Chief Technical Officer
Steven D. Rubin	52	Director and Executive Vice President-Administration
Juan F. Rodriguez	45	Senior Vice President and Chief Financial Officer

Juan F. Rodriguez. Mr. Rodriguez has served as our Senior Vice President and Chief Financial Officer since July 2012. Mr. Rodriguez served as a consultant to Cognitec Systems, GmbH, a German software developer, from 2007 to 2012. Mr. Rodriguez currently serves as the Chairman of the Advisory Board of Cognitec. From 1995 to 2007, Mr. Rodriguez served as an executive officer of Kos Pharmaceuticals, Inc., a publicly traded, specialty pharmaceutical company engaged in the development and commercialization of proprietary products, which was sold to Abbott Laboratories in late 2006. During his more than twelve years at Kos, Mr. Rodriguez held various positions of increasing responsibility, last serving as Senior Vice President, Controller and Corporate Administration. Prior to joining Kos, Mr. Rodriguez was employed by Arthur Andersen LLP. Mr. Rodriguez is a Certified Public Accountant and obtained his Bachelor of Science in Accounting from Florida International University.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, executive officers and holders of ten percent (10%) or more of our common stock (collectively, “Reporting Persons”) to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and any other equity securities. Based on a review of the copies of the reports furnished to us, the Reporting Persons complied with all applicable Section 16(a) filing requirements.

Code of Conduct and Ethics

The Company has adopted a Code of Business Conduct and Ethics that applies to all employees, officers, and directors of the Company. The Code of Business Conduct and Ethics is available on our website: www.opko.com under Investor Relations. If the Company makes any substantive amendments to, or grants a waiver (including an implicit waiver) from, a provision of our Code of Business Conduct and Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, and that relates to any element of the code of ethics definition enumerated in Item 406(b) of Regulation S-K, promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we will disclose such amendment or waiver on our website.

Audit Committee

The Board of Directors maintains a separately designated standing Audit Committee established in accordance with
Section 3(a)(58)(A) of the Exchange Act, and the rules and regulations promulgated thereunder. Our Audit Committee oversees our corporate accounting and financial reporting process. Our Audit Committee met nine times during fiscal 2012. The responsibilities of our Audit Committee are set forth in a written charter adopted by our Board of Directors and reviewed and reassessed annually by the Audit Committee. Our Audit Committee:

•	evaluates the qualifications, independence and performance of our independent registered public accounting firm;

•	determines the engagement of our independent registered public accounting firm;

•	approves the retention of our independent registered public accounting firm to perform any proposed permissible non-audit services;

•	reviews our systems of internal control established for finance, accounting, legal compliance, and ethics;

•	reviews our accounting and financial reporting processes;

•	provides for effective communication between our Board of Directors, our senior and financial management, and our independent auditors;

•	discusses with management and our independent auditors the results of our annual audit and the review of our quarterly financial statements;

•	reviews the audits of our financial statements;

•	implements a pre-approval policy for certain audit and non-audit services performed by our registered independent public accounting firm; and

•	reviews and approves any related party transactions that we are involved in.

Our Audit Committee is composed of Messrs. Pfenniger (Chairman), Baron, and Paganelli. Our Board of Directors has determined that Mr. Pfenniger, who is independent (as independence for audit committee members is defined in NYSE listing standards and applicable SEC rules), is an “audit committee financial expert” as defined in Item 407(d)(5)(ii) of Regulation S-K.

Item 11. Executive Compensation

Compensation Discussion and Analysis

Our compensation philosophy is to attract and retain talented and dedicated executives who will work to achieve our desired business direction, strategy, and performance. The primary goals of our compensation program for our Named Executive Officers are (i) to attract, motivate, and retain talented executives with the skill sets and expertise we need to meet our scientific and business objectives; (ii) to be competitive in the marketplace; (iii) to tie annual and long-term cash and equity incentives to the achievement of specified performance objectives that will result in increased stockholder value; and (iv) to be cost-effective. To achieve these goals, we have formed a compensation committee that reviews and approves the executive compensation packages for our executive officers, including the Named Executive Officers. These packages are generally based on a mix of salary, discretionary bonus, and equity awards. Although we have not adopted any formal guidelines for allocating total compensation between equity compensation and cash compensation, we maintain compensation plans that tie a substantial portion of our executives’ overall compensation to the achievement of corporate goals and success of the Company.

Benchmarking of Cash and Equity Compensation

Our Compensation Committee typically reviews executive compensation levels on an annual basis to ensure they remain competitive in our industry. Data for this review is prepared and provided to the Compensation Committee by our management and human resources department, with input from our Chief Executive Officer, as well as other members of senior management. This data typically details relevant market rates for executive base salaries, annual cash incentive, long-term incentive, and total compensation for companies of similar size or stage of development within our industry.

In Fiscal Year 2012 and 2011, there were no changes made by the Compensation Committee, or otherwise, to executive compensation levels established in 2010. The compensation levels set in 2010 were based on relevant market rates and data referred to above, including a 2010 executive compensation survey of 113 biotech companies ranging in size from less than $20 million in revenues with less than 10 employees to over $500 million in revenue with over 1,000 employees. The data we used for our analysis focused on 45 companies with less than $25 million in revenues and less than 150 employees. We believe that criteria used by the Executive Compensation Survey were effective in yielding a comprehensive survey group of companies comparable to the Company for 2010. Utilizing the compiled information, the Compensation Committee in 2010 reviewed the various components of executive compensation to determine the base salary, annual cash incentive, long term incentive, and equity compensation.

In March 2013, our management recommended and the Compensation Committee approved changes to executive compensation levels. The Compensation Committee reviewed the various components of our executive compensation to determine base salary, annual cash incentive, long term incentive, and equity compensation. Among other considerations, the Compensation Committee reviewed an internally generated survey prepared by our management and human resources department comparing compensation practices of eight biotech and pharmaceutical companies ranging in size from less than $48 million in revenues with less than 40 employees to over $260 million in revenue with over 380 employees. Although informal, we believe the survey provided the Compensation Committee with useful comparative pay information for companies comparable to the Company. Our Compensation Committee considered compensation practices at the peer group companies, but recognized that the actual positioning of compensation for individual executives may range above or below the median based on job content, experience and responsibilities of the roles compared to similar positions in the market.

We may retain the services of third-party executive compensation specialists from time to time in connection with the establishment of cash and equity compensation and related policies, although we have not previously done so.

Elements of Compensation

We evaluate individual executive performance with a goal of setting compensation at levels the Board of Directors and the Compensation Committee believe are comparable with executives in other companies of similar size and stage of development. At the same time, our Board of Directors and Compensation Committee takes into account our relative performance and our own strategic goals. The primary elements of our compensation plans are base salary, equity compensation, and discretionary annual bonus, each of which is described in greater detail below.

Base Salary. We try to establish and maintain competitive annual base salaries for our Named Executive Officers by utilizing available resources, which include formal and informal peer group surveys. While base salaries are not primarily performance-based, we believe it is important to provide adequate, fixed compensation to executives working in a highly volatile and competitive industry such as ours. We provide fixed salary compensation to our Named Executive Officers based on their responsibilities and individual experience, the Company’s growth and achievements, and taking into account competitive market compensation paid by other companies for similar positions within the pharmaceutical industry.

Historically, we have targeted Named Executive Officer compensation and base salary to fall within the median range for equivalent or similar positions of executives at peer group companies after adjusting for size. As a result of the Company’s growth and expansion into various medical markets in 2009 and early 2010, and taking into consideration the peer group survey noted above, as well as the fact that no salary increases had been given to the Named Executive Officers since the Company’s inception, the Compensation Committee approved increases in April 2010 for the base salaries for the Company’s Named Executive Officers (except for Mr. Rodriguez who joined the Company in 2012). The base salaries for each of the Named Executive Officers (except for Mr. Rodriguez who joined the Company in 2012), with the exception of one, were positioned at approximately the competitive median of the Company’s peer groups. There were no changes with respect to base salaries for the Named Executive Officers in Fiscal Years 2011 and 2012 since they were set in April 2010.

As a result of the Company’s significant growth and expansion into various medical markets and geographical locations since 2010, the fact that no salary increases had been given to the Named Executive Officers (except for Mr. Rodriguez who joined the Company in 2012) since 2010, the fact that the Company’s Name Executive Officers take on multiple roles within the Company, including those which are typically carried out by other executive officer positions at other companies, and taking into consideration the internally generated peer group survey noted above, the Compensation Committee approved increased annual base salaries in March 2013 for three of its Named Executive Officers as follows: Dr. Frost - $500,000; Dr. Hsiao - $490,000; and Mr. Rubin - $480,000. The new base salaries for each of the three Name Executive Officers are within the range or slightly higher than the range of the base salaries of the comparable companies surveyed by management in 2013.

Discretionary Annual Bonus. In addition to base salaries, our Compensation Committee has the authority to award discretionary annual bonuses to our Named Executive Officers based on corporate and individual performance. Incentives, as a percent of salary, increase with executive rank so that, as rank increases, a greater portion of total annual cash compensation is based on annual corporate and individual performance. Furthermore, as an executive’s rank increases, a greater percentage of that executive’s cash bonus is based on corporate performance, rather than individual performance. Because we have generated little revenue, the Compensation Committee has not awarded any cash incentive bonuses to date, and has instead chosen to focus on other forms of compensation, such as stock options.

Equity Compensation. We believe that equity compensation should be a primary component of our executive compensation program because it aligns the interests of our executive officers with the long term performance of the Company. Stock options are a critical element of our long-term incentive strategy. The primary purpose of stock options is to provide Named Executive Officers and other employees with a personal and financial interest in our success through stock ownership, thereby aligning the interests of such persons with those of our stockholders. This broad-based program is a vital element of our goal to empower and motivate outstanding long-term contributions by our Named Executive Officers and other employees. The Compensation Committee believes that the value of stock options will reflect our performance over the long-term. Under our employee stock option program, options are granted at fair market value at the date of grant, and options granted under the program become exercisable only after a vesting period, which is subject to continued employment. Consequently, employees benefit from stock options only if the market value of our common stock increases over time. With respect to these stock options, we recognize compensation expense based on FASB ASC Topic 718.

The Compensation Committee typically grants stock options to our Named Executive Officers under our 2007 Equity Incentive Plan. As with base salaries, there is no set formula or performance criteria that determines the amount of the equity award for our Named Executive Officers or our other employees.

Nor does the Compensation Committee assign any relative weight to any specific factors or criteria it considers when granting stock options. Rather the Committee exercises its judgment and discretion by considering all factors it deems relevant at the time of such grants. For the Named Executive Officers, other than the Chief Executive Officer, the decisions by the Compensation Committee regarding grants of stock options are made based almost entirely upon the recommendation of the Company’s Chief Executive Officer, and includes his subjective determination based on his assessment of the executive officer’s current position with the Company, the executive officer’s past and expected future performance and the other factors discussed in the determination of base salaries.

In Fiscal Years 2011 and 2012, there were no grants of equity compensation made to the Named Executive Officers (except Mr. Rodriguez who joined in 2012).

In determining grants of stock options made in March 2013, the Compensation Committee relied primarily on the recommendations of the Chief Executive Officer for the Named Executive Officers other than the Chief Executive Officer. Historically, in making his recommendations to the Compensation Committee regarding the other executive officers, the Chief Executive Officer has tried to position the value of the stock option grants around the competitive median of the historical peer groups. In recommending stock option grants to executive officers in 2013, the Chief Executive Officer considered a number of factors, including the officers’ substantial experience in the pharmaceutical industry and the critical role they played in the significant growth, development, and expansion of the Company in recent years, as well as the fact that no equity awards or salary increases had been awarded in the prior two years. In determining the stock option award for the Chief Executive Officer, the Compensation Committee relied heavily on the Company’s growth and accomplishments, including its international expansion in Latin America and Europe, more than doubling of its revenues and employee base since 2010, the completion of several strategic acquisitions, investments, and capital raising transactions, as well as the fact that no equity awards or salary increase had been granted to the Chief Executive Officer in the two prior years.

We have not granted to any employee any restricted stock or restricted stock awards pursuant to our equity benefit plans. However, our Compensation Committee, in its discretion, may in the future elect to make such grants to our Named Executive Officers if it deems it advisable.

Advisory Vote on Executive Compensation

We conducted our first advisory vote on executive compensation during our 2011 Annual Meeting. While this vote was not binding on the Company, our Board of Directors or our Compensation Committee, we believe that it is important for our stockholders to have an opportunity to vote on this proposal every three years as a means to express their views regarding our executive compensation philosophy, our compensation policies and programs, and our decisions regarding executive compensation, all as disclosed in our proxy statement. Our Board of Directors and our Compensation Committee value the opinions of our stockholders and, to the extent there is any significant vote against the compensation of our Named Executive Officers as disclosed in the proxy statement, we will consider our stockholders’ concerns and the Compensation Committee will evaluate whether any actions are necessary to address those concerns. In addition to our advisory vote on executive compensation every three years, we are committed to ongoing engagement with our stockholders on executive compensation and corporate governance issues. These engagement efforts take place throughout the year through meetings, telephone calls and correspondence involving our senior management, directors and representatives of our stockholders.

At the 2011 Annual Meeting, more than 99% of the votes cast on the advisory vote on the executive compensation proposal were in favor of our named executive officer compensation as disclosed in the proxy statement, and as a result our named executive officer compensation was approved. The Board of

Directors and Compensation Committee reviewed these final vote results. Given the significant level of support, no changes to our executive compensation policies and decisions were necessary at this time based on the vote results. We have determined that our stockholders should vote on a say-on-pay proposal every three years, consistent with the preference expressed by our stockholders at the 2011 Annual Meeting.

Employment Agreements. We have not entered into an employment agreement with any of our current executive officers.

Severance and Change-in-Control Benefits. None of our current executive officers are entitled to severance or change of control benefits; provided however, that the OPKO Health, Inc. 2007 Equity Incentive Plan provides for certain accelerated vesting upon change in control events.

401(k) Profit Sharing Plan. We have adopted a tax-qualified 401(k) Profit Sharing Plan (the “401(k) Plan”) covering all qualified employees. The effective date of the 401(k) Plan is January 2008. Participants may elect a salary reduction of at least 1% as a contribution to the 401(k) Plan, up to the statutorily prescribed annual limit for tax-deferred contributions ($16,500 for employees under age 50 and an additional $5,000 for employees 50 and above in 2009). In 2008, the Company adopted the Roth contribution for employee elections. The 401(k) Plan permits employer matching of up to 4% of a participant’s salary up to the statutory limits. In 2010, we elected a safe harbor contribution at 4% of annual compensation. All of our safe harbor contributions are immediately vested.

Other Compensation. All of our Named Executive Officers have standard benefits that are offered to all full-time, exempt employees. These standard benefits include health, dental and life insurance, and short and long term disability. We intend to continue to maintain the current benefits and perquisites for our Named Executive Officers; however, our Compensation Committee, in its discretion, may in the future revise, amend, or add to the benefits and perquisites of any Named Executive Officer if it deems it advisable.

Section 162(m) of the Internal Revenue Code

Section 162(m) of the Internal Revenue Code generally does not allow a deduction for annual compensation in excess of $1,000,000 paid to our executive officers. This limitation on deductibility does not apply to certain compensation, including “performance based” compensation under a plan approved by our stockholders. It is expected that equity grants under our 2007 Equity Incentive Plan will qualify for the “performance-based” exceptions from the Section 162(m) limitations. Our policy is generally to preserve the federal income tax deductibility of compensation and to qualify eligible compensation for the performance-based exception in order for compensation not to be subject to the limitation on deductibility imposed by Section 162(m) of the Internal Revenue Code. We may, however, approve compensation that may not be deductible if we determine that the compensation is in our best interests as well as the best interests of our stockholders.

Compensation Committee Interlocks and Insider Participation

The members of our Compensation Committee are Dr. Lerner and Messrs. Baron and Paganelli. None of these individuals was at any time during fiscal 2012 an officer or employee of ours. Mr. Paganelli served as the Company’s Interim Chief Executive Officer and Secretary from June 29, 2005 through March 27, 2007, and as Chairman of the Board of Directors from December 2003 through March 27, 2007.

COMPENSATION COMMITTEE REPORT

The Compensation Committee of our Board has submitted the following report for inclusion in this proxy statement.

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis contained in this proxy statement with management. Based on its review and discussions with management with respect to the Compensation Discussion and Analysis, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in this proxy statement on Schedule 14A for filing with the Securities and Exchange Commission.

Compensation Committee

Richard A. Lerner, M.D., Chairman

Robert Baron

John A. Paganelli

The Compensation Committee report above shall not be deemed to be “soliciting material” or to be “filed” with the Securities and Exchange Commission, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, each as amended, except to the extent that we specifically incorporate it by reference into such filing.

EXECUTIVE COMPENSATION

Summary Compensation Table for 2010-2012

The following table sets forth information regarding compensation earned in or with respect to fiscal 2012, 2011, and 2010 by:

•	Our Chief Executive Officer during fiscal 2012;

•	Each person serving as our Principal Financial Officer during fiscal 2012; and

•

Our only two executive officers (other than individuals serving as our Chief Executive Officer or our Principal Financial Officer) who were serving as executive officers at the end of the last completed fiscal year.

We refer to these officers collectively as our Named Executive Officers.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Award(s) ($)	Option Award(s) ($)(1)		All Other Compensation ($)(2)	Total ($)
Phillip Frost, M.D.	2012	460,000	—	—	—		9,800	469,800
Chief Executive Officer and Chairman of the Board	2011	460,000	—	—	—		9,800	469,800
	2010	439,230	—	—	642,510		9,800	1,091,540

Jane H. Hsiao, Ph.D.	2012	450,000	—	—	—		9,800	459,800
Chief Technical Officer	2011	450,000	—	—	—		9,800	459,800
	2010	426,923	—	—	642,510		9,800	1,079,233

Steven D. Rubin	2012	350,000	—	—	—		9,800	359,800
Executive Vice President-	2011	350,000	—	—	—		9,800	359,800
Administration	2010	342,308	—	—	378,367		9,800	730,475

Juan F. Rodriguez(3)	2012	127,000	—	—	711,000		4,600	872,600
Senior Vice President and	2011	—	—	—	—		—	—
Chief Financial Officer	2010	—	—	—	—		—	—

Rao Uppaluri, Ph.D. (4) Former Senior Vice President and Chief Financial Officer	2012	274,000	—	—	460,905	(5)	9,800	744,705
	2011	310,000	—	—	—		9,800	319,800
	2010	304,616	—	—	335,533		9,800	649,949

(1)

Reflects the aggregate grant date fair value computed in accordance with FASB ASC Topic 718. The assumptions used in calculating the amounts are discussed in Note 9 of the Company’s audited financial statements for the year ended December 31, 2012 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 18, 2013.

(2)	Includes contributions made by the Company under its 401(k) Plan during fiscal 2012 in the amount of $9,800 for each of Drs. Frost, Hsiao, and Uppaluri and Mr. Rubin and $4,600 for Mr. Rodriguez.
(3)	Mr. Rodriguez was appointed as the Company’s Chief Financial Officer effective July 16, 2012 upon the retirement of Dr. Uppaluri.
(4)

Dr. Uppaluri retired from his position as the Company’s Chief Financial Officer effective July 16, 2012. We have an agreement with Dr. Uppaluri pursuant to which Dr. Uppaluri provides consulting services to the Company for a period of eighteen months from his retirement date in exchange for which he will receive approximately $310,000 payable over the consulting term. In addition, the Company accelerated the vesting of his unvested stock option awards.

(5)	Represents the fair value computed in accordance with FASB ASC Topic 718 as a result of the acceleration of the vesting of unvested stock option awards upon retirement.

Grants of Plan-Based Awards

Name	Grant Date	All Other Stock Awards: Number of Shares of Stock (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($/Sh)
Phillip Frost, M.D.	—	—	—	—
Jane H. Hsiao, Ph.D.	—	—	—	—
Steven D. Rubin	—	—	—	—
Juan F. Rodriguez	7/16/12	300,000	4.60	2.37	(1)
Rao Uppaluri, Ph.D.	—	—	—	—

(1)	Mr. Rodriguez was appointed as the Company’s Chief Financial Officer effective July 16, 2012. The grant date fair value of each stock option award is calculated in accordance with FASB ASC Topic 718.

Outstanding Equity Awards at Fiscal Year-End for 2012

The following table sets forth information with respect to equity awards outstanding as of December 31, 2012.

	Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)
Phillip Frost, M.D.	1,000,000	(1)	—		4.88	5/2/14	—	—
	300,000	(2)	—		1.65	4/27/15	—	—
	262,000	(3)	87,500	(3)	1.16	5/4/16	—	—
	225,000	(4)	225,000	(4)	2.36	4/13/17	—	—
Jane H. Hsiao, Ph.D.	650,000	(1)	—		4.88	5/2/14	—	—
	250,000	(2)	—		1.65	4/27/15	—	—
	225,000	(3)	75,000	(3)	1.16	5/4/16	—	—
	225,000	(4)	225,000	(4)	2.36	4/13/17	—	—
Steven D. Rubin	500,000	(1)	—		4.88	5/2/14	—	—
	200,000	(2)	—		1.65	4/27/15	—	—
	187,500	(3)	62,500	(3)	1.16	5/4/16	—	—
	132,500	(4)	132,500	(4)	2.36	4/13/17	—	—
Juan F. Rodriguez(5)	—		300,000	(6)	4.60	7/15/19	—	—
Rao Uppaluri, Ph.D.(7)	400,000	(1)(7)	—		4.88	5/2/14	—	—
	115,000	(2)(7)	—		1.65	7/15/15	—	—
	225,000	(3)(7)	—		1.16	7/15/15	—	—
	235,000	(4)(7)	—		2.36	7/15/15	—	—

(1)	Options were issued on May 3, 2007 and vest in four equal annual tranches beginning on May 3, 2008.
(2)	Options were issued on April 28, 2008 and vest in four equal annual tranches beginning April 28, 2009.
(3)	Options were issued on May 5, 2009 and vest in four equal annual tranches beginning on May 5, 2010.
(4)	Options were issued on April 14, 2010 and vest in four equal annual tranches beginning on April 14, 2011.
(5)	Mr. Rodriguez was appointed as the Company’s Chief Financial Officer effective July 16, 2012.
(6)	Options were issued on July 16, 2012 and vest in four equal annual tranches beginning on July 16, 2013.
(7)	Dr. Uppaluri retired from the Company effective as of July 16, 2012. In connection with Dr. Uppaluri’s retirement, the vesting of all of his stock options was accelerated upon his retirement.

Option Exercises and Stock Vested

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Phillip Frost, M.D.	—	—	—	—
Jane H. Hsiao, Ph.D.	—	—	—	—
Steven D. Rubin	—	—	—	—
Juan F. Rodriguez	—	—	—	—
Rao Uppaluri, Ph.D.	60,000	164,400	—	—

Pension Benefits

None of our Named Executive Officers is covered by a pension plan or other similar benefit plan that provides for payments or other benefits at, following, or in connection with retirement.

Nonqualified Deferred Contribution and Other Nonqualified Deferred Compensation Plan

None of our Named Executive Officers is covered by a nonqualified deferred contribution or other nonqualified deferred compensation plan.

Employment Agreements and Change in Control Arrangements

We have not entered into employment agreements with any of our executive officers, and none of our Named Executive Officers are entitled to severance or change of control benefits; provided however, that the OPKO Health, Inc. 2007 Equity Incentive Plan provides for accelerated vesting of all awards under the plan upon a Change in Control, as defined below. Pursuant to the plan, if there is a Change in Control of the Company, the vesting date of each outstanding equity award under the plan shall be accelerated so that each such award shall, immediately prior to the effective date of the Change in Control, become fully vested with respect to the total number of shares of Common stock subject to such award. Upon the consummation of any Change in Control, all outstanding awards under the Plan, shall to the extent not previously exercised, either be assumed by any successor corporation or parent thereof or be replaced with a comparable award with respect to shares of common stock of such successor corporation or parent thereof. Under the 2007 Equity Incentive Plan, a Change in Control means the occurrence of any of the following events:

(a) any person (other than (i) the Company, (ii) any trustee or other fiduciary holding securities under an employee benefit plan of the Company, (iii) any subsidiaries of the Company, (iv) any company owned, directly or indirectly, by the stockholders of the Company in substantially the same proportions as their ownership of stock of the Company), or (v) the Frost Group or any of its affiliates) becomes, either alone or together with such Person’s affiliates and associates, the beneficial owner, directly or indirectly, of securities of the Company representing 50% or more of the combined voting power of the Company’s then-outstanding securities;

(b) during any period of twenty-four months, individuals who at the beginning of such period constitute the Board, and any new directors whose election by the Board or nomination for election by the Company’s stockholders was approved by a vote of at least two-thirds of the directors then still in office who either were directors at the beginning of the period or whose election or nomination for election was previously so approved, cease for any reason to constitute at least a majority thereof;

(c) the effective date or date of consummation of any transaction or series of transactions (other than a transaction to which only the Company and one or more of its subsidiaries are parties) under which the Company is merged or consolidated with any other company, other than a merger or consolidation which would result in the voting securities of the Company outstanding immediately prior thereto continuing to represent (either by remaining outstanding or by being converted into voting securities of the surviving entity) 50% or more of the combined voting power of the voting securities of the Company or such surviving entity outstanding immediately after such merger or consolidation; or

(d) the stockholders of the Company approve a plan of complete liquidation of the Company or an agreement for the sale or disposition by the Company of all or substantially all of the Company’s assets.

If we had experienced a Change of Control on December 31, 2012, the value of the acceleration of stock options held by each of Drs. Frost and Hsiao, and Messrs. Rubin and Rodriguez would be approximately $0.3 million, $0.3 million, $0.2 million and $0.6 million, respectively.

Dr. Uppaluri, our former Chief Financial Officer retired effective July 16, 2012. In connection with his retirement, we entered into an agreement with Dr. Uppaluri pursuant to which Dr. Uppaluri provides consulting services to the Company for a period of eighteen months from his retirement date. In exchange for such services, Dr. Uppaluri will receive approximately $310,000 payable over the consulting term, as well as the continuation of certain insurance benefits. In addition, the Company accelerated the vesting of his unvested stock option awards upon his retirement.

Compensation Policies and Practices as Related to Risk Management

The Compensation Committee and management do not believe that the Company maintains compensation policies or practices that are reasonably likely to have a material adverse effect on the Company. Our employees’ base salaries are fixed in amount and thus we do not believe that they encourage excessive risk-taking. A significant proportion of the compensation provided to our employees is in the form of long-term equity-based incentives that we believe are important to help further align our employees’ interests with those of our stockholders. We do not believe that these equity-based incentives encourage unnecessary or excessive risk taking because their ultimate value is tied to our stock price.

DIRECTOR COMPENSATION

Each non-employee director is entitled to receive an annual retainer of $10,000, payable in quarterly installments, an option to acquire 40,000 shares of the Company’s common stock upon initial appointment to the Board and an option to acquire 20,000 shares each year thereafter on the date of the Company’s annual meeting of stockholders. The chairman of each committee of the Board will also receive an additional annual retainer of $5,000, payable in quarterly installments. The members of the Audit Committee, excluding the Chairman, will also receive an additional annual retainer of $2,500, payable in quarterly installments.

The following table sets forth information with respect to compensation of non-employee directors of the Company during fiscal year 2012.

Fiscal 2012 Director Compensation

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)(1) (2)	Non-Equity Incentive Plan Compensation ($)	Change in Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Robert A. Baron	17,500	—	45,000	—	—	—	62,500
Thomas E. Beier	10,000	—	45,000	—	—	—	55,000
Dmitry Kolosov	5,000	—	90,000	—	—	—	95,000
Richard A. Lerner, M.D.	15,000	—	45,000	—	—	—	60,000
John A. Paganelli	12,000	—	45,000	—	—	—	58,500
Richard C. Pfenniger, Jr.	15,000	—	45,000	—	—	—	60,000
Alice Lin-Tsing Yu, M.D., Ph.D.	10,000	—	45,000	—	—	—	55,000

(1)

Reflects the aggregate grant date fair value computed in accordance with FASB ASC Topic 718. Assumptions made in the calculation of these amounts are included in Note 9 to the Company’s audited financial statements, included in the Company’s Annual Report on Form 10-K filed with the SEC on March 18, 2013. Each director received the annual grant of 20,000 stock options during Fiscal 2012, except for Mr. Kolosov who received a grant of 40,000 stock options upon his initial election to the Board.

(2)	The table below sets forth the aggregate number of stock options of each non-employee director outstanding as of December 31, 2012:

Name	Stock Options
Robert A. Baron	195,000
Thomas E. Beier	140,000
Dmitry Kolosov	40,000
Richard A. Lerner, M.D.	165,000
John A. Paganelli	195,000
Richard C. Pfenniger, Jr.	40,000
Alice Lin-Tsing Yu, M.D., Ph.D.	100,000

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management

The following table contains information regarding the beneficial ownership of our common stock as of April 22, 2013, held by (i) each stockholder known by us to beneficially own more than 5% of the outstanding shares of any common stock; (ii) our directors and nominees; (iii) our Named Executive Officers in 2012 as defined in the paragraph preceding the Summary Compensation Table and our current executive officers; and (iv) all current directors and executive officers as a group. Except where noted, all holders listed below have sole voting power and investment power over the shares beneficially owned by them. Unless otherwise noted, the address of each person listed below is c/o OPKO Health, Inc., 4400 Biscayne Blvd., Miami, FL 33137.

Name of Beneficial Owner	Amount and Nature Beneficial Ownership		Percentage of Class**
Frost Gamma Investments Trust	156,023,789	(1)	44.28%
The Frost Group, LLC	20,286,704	(2)	5.94%
Phillip Frost, M.D. CEO & Chairman of the Board	158,011,289	(3)	44.59%
Jane H. Hsiao, Ph.D., MBA Vice Chairman of the Board & Chief Technical Officer	28,485,174	(4)	8.34%
Steven D. Rubin Executive Vice President – Administration and Director	6,376,358	(5)	1.88%
Rao Uppaluri, Ph.D. Former Senior Vice President and Chief Financial Officer	5,087,522	(6)	1.51%
Juan F. Rodriguez Senior Vice President and Chief Financial Officer	0		*
Robert Baron, Director	456,000	(7)	*
John A. Paganelli, Director	410,000	(8)	*
Richard A. Lerner, M.D., Director	254,166	(9)	*
Richard C. Pfenniger, Jr., Director	190,000	(10)	*
Thomas E. Beier, Director	240,000	(11)	*
Alice Lin-Tsing Yu, M.D., Ph.D., Director	100,000	(12)	*
Dmitry Kolosov, Director	40,000	(10)	*
All Executive Officers and Directors as a group (11 persons)	194,562,987		53.73%

*	Less than 1%
**	Percentages of common stock based upon 336,737,265 shares of our common stock issued and outstanding at April 22, 2013.

(1)

Includes warrants to purchase 10,831,141 shares of common stock. Also includes 15,490,546 shares of common stock and warrants to purchase 4,796,158 shares of common stock held by The Frost Group, LLC, of which Frost Gamma Investments Trust is a principal member. Frost Gamma Investments Trust disclaims beneficial ownership of the common stock and warrants held by The Frost Group, LLC, except to the extent of its pecuniary interest therein.

(2)	Includes warrants to purchase 4,796,158 shares of common stock.
(3)

Includes 124,905,944 shares of common stock, warrants to purchase 10,831,141 shares of common stock held by Frost Gamma Investments Trust. It also includes options to purchase 1,987,500 shares of common stock held by Dr. Frost. Dr. Frost is the trustee and Frost Gamma, Limited Partnership is the sole and exclusive beneficiary of Frost Gamma Investments Trust. Dr. Frost is one of two limited partners of Frost Gamma, Limited Partnership. The general partner of Frost Gamma, Limited Partnership is Frost Gamma Inc. and the sole stockholder of Frost Gamma, Inc. is Frost-Nevada Corporation. Dr. Frost is also the sole stockholder of Frost-Nevada Corporation. The number of shares included above also includes 15,490,546 shares of common stock and warrants to purchase 4,796,158 shares of common stock owned directly by The Frost Group, LLC. Frost Gamma Investments Trust is a principal member of The Frost Group, LLC. Dr. Frost and the Frost Gamma Investments Trust disclaim beneficial ownership of these shares of common stock and warrants to purchase common stock, except to the extent of any pecuniary interest therein.

(4)

Includes warrants to purchase 2,936,580 shares of common stock and options to purchase 1,537,500 shares of common stock. Also includes 1,000,000 shares of common stock held by each of The Chiin Hsiung Hsiao Family Trust A and The Chiin Hsiung Hsiao Family Trust B, for which Dr. Hsiao serves as the sole trustee of both, warrants to purchase 201,613 shares of common stock, 3,904,250 shares of common stock held by Hsu Gamma Investment, L.P., for which Dr. Hsiao serves as General Partner. Dr. Hsiao is a member of the Frost Group, LLC, which holds 15,490,546 shares of common stock and warrants to purchase 4,796,158 shares of common stock. Dr. Hsiao disclaims beneficial ownership of the shares of common stock and warrants held by The Frost Group, LLC, except to the extent of any pecuniary interest therein.

(5)

Includes warrants to purchase 1,036,440 shares of common stock and options to purchase 1,148,750 shares of common stock. Mr. Rubin is a member of the Frost Group, LLC, which holds 15,490,546 shares of common stock and warrants to purchase 4,796,158 shares of common stock. Mr. Rubin disclaims beneficial ownership of the shares of common stock and warrants held by The Frost Group, LLC, except to the extent of any pecuniary interest therein.

(6)

Includes options to purchase 975,000 shares of common stock. It also includes 604,000 shares held directly by Dr. Uppaluri’s wife, and 1,000,000 shares held by the Uppaluri Family Trust, for which Dr. Uppaluri’s wife is the sole Trustee. Dr. Uppaluri is a member of the Frost Group, LLC, which holds 15,490,546 shares of common stock and warrants to purchase 4,796,158 shares of common stock. Dr. Uppaluri disclaims beneficial ownership of the shares of common stock and warrants held by The Frost Group, LLC, except to the extent of any pecuniary interest therein. Dr. Uppaluri also disclaims ownership of 604,000 shares held by his wife and the 1,000,000 shares held by the Uppaluri Family Trust. Dr. Uppaluri retired from the Company effective as of July 16, 2012.

(7)	Includes options to acquire 195,000 shares of common stock exercisable within 60 days of April 22, 2013.
(8)	Includes options to acquire 195,000 shares of common stock exercisable within 60 days of April 22, 2013.
(9)

Includes options to acquire 156,666 shares of common stock exercisable within 60 days of April 22, 2013 and 30,000 shares of restricted stock subject to certain vesting conditions. Also includes 13,100 shares of common stock held by the Lerner Family Trust, for which Richard Lerner and Nicola Lerner are Trustees.

(10)	Includes options to acquire 40,000 shares of common stock exercisable within 60 days of April 22, 2013.
(11)

Includes options to acquire 140,000 shares of common stock exercisable within 60 days of April 22, 2013. Also includes 100,000 shares of common stock held by the Thomas E. Beier Trust, for which Thomas Beier and Evelyn Beier are trustees.

(12)	Includes options to acquire 100,000 shares of common stock exercisable within 60 days of April 22, 2013.

Fiscal Year-End Equity Compensation Plan Information

The following table sets forth aggregated information concerning our equity compensation plans outstanding at December 31, 2012.

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (#)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding shares reflected in the 1st column)
Equity Compensation Plans Approved by Stockholders	17,741,804	$2.90	6,630,600

Equity Compensation Plans Not Approved by Stockholders	—	—	—
Total	17,741,804	$2.90	6,630,600

Item 13. Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Party Transactions

Frost Gamma Investments Trust (the “Gamma Trust”), a trust controlled by Dr. Phillip Frost, our Chairman of the Board and Chief Executive Officer, Jane H. Hsiao, our Vice Chairman and Chief Technical Officer, Steven D. Rubin, our Executive Vice President – Administration and a member of our Board of Directors, and Rao Uppaluri, the Company’s former Senior Vice President and Chief Financial Officer and current Consultant to the Company, are each members of The Frost Group, LLC (the “Frost Group”), an entity which beneficially owns approximately 5.9% of our common stock as of April 22, 2013. Furthermore, the Gamma Trust beneficially owns approximately 44.3% of our common stock as of April 22, 2013. Jane Hsiao beneficially owns approximately 8.3% of our common stock as of April 22, 2013, and Mr. Rubin and Dr. Uppaluri each own less than 5% of our common stock as of April 22, 2013.

We had an unutilized $12.0 million line of credit with the Frost Group that expired on March 31, 2012. We did not have any borrowings under the line of credit at any time during 2011 or 2012.

In November 2007, we entered into an office lease with Frost Real Estate Holdings, LLC, an entity affiliated with Dr. Frost. The lease is for approximately 8,300 square feet of space in an office building in Miami, Florida, where the Company’s principal executive offices are located. The lease provides for payments of approximately $18 thousand per month in the first year increasing annually to $24 thousand per month in the fifth year, plus applicable sales tax. The rent is inclusive of operating expenses, property taxes and parking. The rent for the first year was reduced to reflect a $30 thousand credit for the cost of tenant improvements. In August 2012, we entered into a six month extension on the same terms as the 2007 expiring lease, and in February 2013, we agreed to extend the lease on a month-to-month basis for up to an additional six months.

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

In July 2009, we entered into a worldwide exclusive license agreement with Academia Sinica in Taipei, Taiwan (“Academia Sinica”), for a new technology to develop protein vaccines against influenza and other viral infections. In addition, effective March 5, 2010, the Frost Group assigned two license agreements with Academia Sinica to us pertaining to alpha-galactosyl ceramide analogs and their use as immunotherapies and peptide ligands in the diagnosis and treatment of cancer. Dr. Alice Yu, a member of our Board of Directors, is a Distinguished Research Fellow and Associate Director at the Genomics Research Center, Academia Sinica (“Genomics Research Center”).

In June 2010, we entered into a cooperative research and development agreement with Academia Sinica, for pre-clinical work for a compound against various forms of cancer. Dr. Alice Yu, a member of our Board of Directors, is a Distinguished Research Fellow and Associate Director at the Genomics Research Center. In connection with the agreement, we are required to pay Academia Sinica approximately $200 thousand over the term of the agreement.

In January 2011, we entered into a definitive agreement with CURNA, Inc., (“CURNA”) and each of CURNA’s stockholders and optionholders, pursuant to which we agreed to acquire all of the outstanding stock of CURNA in exchange for $10.0 million in cash, plus $600 thousand in liabilities, of which $500 thousand was paid at closing. At the time of the transaction, The Scripps Research Institute (“TSRI”) owned approximately 4% of CURNA. Dr. Frost served as Trustee for TSRI until November 2012, and Dr. Richard Lerner served as its President until December 2011.

In August 2011, we made an investment in Neovasc, Inc. (“Neovasc”) a medical technology company based in Vancouver, Canada, a Canadian publicly traded company. Neovasc is developing devices to treat cardiovascular diseases and is also a leading supplier of tissue components for the manufacturers of replacement heart valves. We invested $2.0 million and received two-million Neovasc common shares, and two-year warrants to purchase an additional one-million shares for $1.25 a share. We recorded the warrants on the date of the grant at their estimated fair value of $0.7 million using the Black-Scholes-Merton Model. We also entered into an agreement with Neovasc to provide strategic advisory services to Neovasc as it continues to develop and commercialize its novel cardiac devices. In connection with the consulting agreement, Neovasc granted us 913,750 common stock options. In August 2012, Neovasc granted us an additional 86,250 common stock options. Prior to the investment, Dr. Frost beneficially owned approximately 36% of Neovasc, Dr. Hsiao owned approximately 6%, and Mr. Rubin owned less than 1%. Dr. Hsiao and Mr. Rubin also serve on the board of directors for Neovasc.

In February 2012, we entered into a cooperative research funding and option agreement with TSRI to support research for the development of novel oligomeric compounds relating to our molecular diagnostics technology (the “Research Agreement”). Pursuant to the Research Agreement, we agreed to provide funding of approximately $0.9 million annually over a five year period. In conjunction with entering into the Research Agreement, we also entered into a license agreement with TSRI for technology relating to libraries of peptide tertiary amides. In addition, we entered into a second license with TSRI for technology relating to highly selective inhibitors of c-Jun-N-Terminal Kinases that may be useful for the treatment of various diseases, including Parkinson’s disease. We also entered into a research funding and option agreement to provide funding of approximately $0.2 million annually over three years to support further development of the technology. Dr. Frost served as a Trustee for TSRI until November 2012 and Dr. Lerner served as its President until December 2011.

In February 2012, we made a $1.0 million investment in ChromaDex Corporation (“ChromaDex”), a publicly traded company and leading provider of proprietary ingredients and products for the dietary supplement, nutraceutical, food and beverage, functional food, pharmaceutical and cosmetic markets, in exchange for 1,333,333 shares of ChromaDex common stock, at $0.75 per share. In connection with our investment, we also entered into a license, supply and distribution agreement with ChromaDex pursuant to which we obtained exclusive distribution rights to certain of its products in Latin America. Our investment was part of a $3.7 million private placement. Other investors participating in the private financing included the Gamma Trust, Hsu Gamma Investment, L.P. (“Hsu Gamma”), and Richard Lerner, a director. Following our investment, we own 1.5% of ChromaDex, the Gamma Trust owns approximately 16% of ChromaDex; Hsu Gamma owns approximately 1%; and certain other of our directors may own less than 1% of ChromaDex.

In February 2012, we purchased from Biozone Pharmaceuticals, Inc., a publicly traded company engaged in the manufacture and sale of pharmaceutical and cosmetic products (“BZNE”), $1.7 million of 10% secured convertible promissory notes (the “Notes”), convertible into BZNE common stock at a price equal to $0.20 per common share, which Notes are due and payable on February 24, 2014, and ten year warrants to purchase 8.5 million shares of BZNE common stock at an exercise price of $0.40 per share. The Notes are secured pursuant to a security agreement by a first priority lien in the assets of BZNE, including the stock of its subsidiaries. As further consideration for the purchase of the Notes by OPKO, BZNE granted OPKO exclusive, worldwide distribution rights to its enhanced formulation of propofol, which license was terminated in September 2012. The parties also entered into a license agreement pursuant to which OPKO acquired a world-wide license for the development and commercialization of products utilizing BZNE’s proprietary drug delivery technology, including QuSomes, exclusively for OPKO in the field of ophthalmology and non-exclusive for all other therapeutic fields, subject in each case to certain excluded products.

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

In December 2012, we entered into a five year lease with AVI Properties, LLC (“AVI”), an entity affiliated with Dr. Jonathan Oppenheimer, the Chief Executive Officer of our diagnostics division. The lease is for approximately 44,000 square feet of laboratory and office space in Nashville, Tennessee, where our laboratory business is located. The lease provides for payments of approximately $18 thousand per month in the first year, which may increase subject to the negotiation of the parties if the consumer price index exceeds the prior year’s index by 5%, plus applicable sales tax. In addition to the rent, we pay a portion of operating expenses, property taxes and parking.

During the year ended December 31, 2012, our subsidiary, FineTech Pharmaceutical Ltd., recorded revenue of $0.2 million for the sale of active pharmaceutical ingredients to Teva. Dr. Frost serves as the Chairman of the Board of Directors of Teva.

On January 29, 2013, we entered into note purchase agreements, dated January 25, 2013, with various purchasers (collectively, the “Purchasers”) for the sale of $175.0 million aggregate principal amount of 3.00% convertible senior notes due 2033 (the “Notes”) to qualified institutional buyers and accredited investors (collectively, the “Note Purchase Agreement”) in a private placement in reliance on exemptions from registration under the Securities Act of 1933, as amended. The Purchasers of the Notes include Gamma Trust and Hsu Gamma. The Notes were issued on January 30, 2013.

On April 23, 2013, we entered into an Agreement and Plan of Merger with PROLOR Biotech, Inc. (“PROLOR”), pursuant to which a newly formed wholly-owned subsidiary of ours will merge with and into PROLOR with PROLOR continuing as the surviving entity and a wholly-owned subsidiary of the Company (the “Merger”). At the effective time of the Merger, each share of common stock of PROLOR, par value $0.00001 per share, will be cancelled and converted into the right to receive 0.9951 shares of OPKO common stock. Dr. Frost is PROLOR’s Chairman of the Board and a greater than 5% stockholder of PROLOR. Dr. Hsiao and Mr. Rubin are both directors of PROLOR and less than 5% stockholders of PROLOR. The Board of Directors of each of OPKO and PROLOR (with the directors noted above abstaining) has approved the Merger and the Merger Agreement. In addition, the transaction was also approved by PROLOR’s Strategic Alternatives Committee.

Our Policies Regarding Related Party Transactions

We have adopted a written statement of policy with respect to related party transactions, which is administered by our Audit Committee. Under our related party transaction policy, a “Related Party Transaction” is any transaction, arrangement, or relationship (or any series of similar transactions, arrangements, or relationships) in which the Company or any of our subsidiaries was, is or will be a participant and the amount exceeds $100,000 and in which any Related Person had, has or will have a direct or indirect material interest. A “Related Person” is any of our executive officers, directors or director nominees, any stockholder beneficially owning in excess of 5% of our stock or securities exchangeable for our stock, any immediate family member of any of the foregoing persons, and any firm, corporation, or other entity in which any of the foregoing persons is employed, is a partner or principal or in a similar position, or in which such person has a 5% or greater beneficial ownership interest in such entity.

It is the Company’s policy to enter into or ratify Related Party Transactions only when the Audit Committee determines that the Related Party Transaction in question is in, or is not inconsistent with, the best interests of the Company. In making this determination, the Audit Committee may take into account, among other factors it deems appropriate, whether the Related Party Transaction is on terms no less favorable than terms generally available to an unaffiliated third party under the same or similar circumstances and the extent of the Related Person’s interest in the transaction. Pursuant to the Company’s policy, the Audit Committee has granted standing pre-approval to certain types of Related Party Transactions that are considered to be in, or consistent with, the best interests of the Company.

Pursuant to our related party transaction policy, a Related Party Transaction may only be consummated if:

•	our Audit Committee approves or ratifies such transaction in accordance with the terms of the Company’s policy;

•	such transaction falls within the category of transactions that have previously been granted standing pre-approval; or

•

the chair of our Audit Committee pre-approves or ratifies such transaction and the amount involved in the transaction is less than $100,000, provided that for the Related Party Transaction to continue it must be approved by our Audit Committee at its next regularly scheduled meeting.

If advance approval of a Related Party Transaction is not feasible, then that Related Party Transaction will be considered and, if our Audit Committee determines it to be appropriate, ratified, at its next regularly scheduled meeting. If we decide to proceed with a Related Party Transaction without advance approval, then the terms of such Related Party Transaction must permit termination by us without further material obligation in the event our Audit Committee ratification is not forthcoming at our Audit Committee’s next regularly scheduled meeting.

Transactions with Related Persons, though not classified as Related Party Transactions by our related party transaction policy and thus not subject to its review and approval requirements, may still need to be disclosed if required by the applicable securities laws, rules, and regulations.

All transactions listed above were approved in accordance with the Company’s related party transaction policy.

Director Independence

In evaluating the independence of each of our directors and director nominees, the Board of Directors considers transactions and relationships between each director or nominee, or any member of his or her immediate family and the Company and its subsidiaries and affiliates. The Board of Directors also examined transactions and relationships between directors and director nominees or their known affiliates and members of the Company’s senior management and their known affiliates. The purpose of this review is to determine whether any such relationships or transactions are inconsistent with a determination that the director is independent under applicable laws and regulations and NYSE listing standards. The Board of Directors affirmatively determined that a majority of our current directors, including Messrs. Robert A. Baron, Dmitry Kolosov, John A. Paganelli, Richard C. Pfenniger, Jr., and Drs. Richard A. Lerner and Alice Lin-Tsing Yu, are “independent” directors within the meaning of the listing standards of NYSE and applicable law. In making the independence determinations, the Board considered a number of factors and relationships, including without limitation (i) Dr. Frost’s service on the board of directors for Continucare Corporation until October 2011, an entity for which Mr. Pfenniger served as Chairman, Chief Executive Officer, and President until October 2011; (ii) Dr. Frost’s membership on the Board of Trustees for the Scripps Research Institute, a 501(c)(3) entity for which Dr. Lerner served as President until December 2011; (iii) Dr. Lerner’s restricted stock grant for exceptional Board service on September 8, 2009 valued at $76,500; (iv) Dr. Lerner’s stock option award for service as Chairman of the Company’s Scientific Advisory Board on June 9, 2011 valued at $57,250; (v) Dr. Lerner’s service as a consultant and scientific advisor to Sorrento Therapeutics, Inc. at the time of the OPKO transaction with Sorrento; and (vi) Dr. Yu’s service as a Distinguished Research Fellow and Associate Director at the Genomics Research Center, Academia Sinica, a Taiwanese entity from which the Company licenses technology. As required by the NYSE, the Company’s independent directors meet at least annually in executive session without the presence of its non-independent directors or management.

Item 14. Principal Accountant Fees and Services

Ernst & Young LLP (“Ernst & Young”) has served as the Company’s independent registered public accounting firm since 2007. The Audit Committee plans to engage Ernst & Young as the Company’s independent registered public accounting firm to audit our financial statements for fiscal 2013 and to express an opinion on the effectiveness of our internal control over financial reporting as of December 31, 2013.

The following table presents fees for professional audit services provided by Ernst & Young for the audits of our annual financial statements and internal control over financial reporting for fiscal 2012 and 2011:

	FY 2012	FY 2011
Audit Fees	$834,000	$632,500
Audit-Related Fees	72,000	—
Tax Fees	—	—
All Other Fees	2,000	2,000

Total	$908,000	$634,500

Audit Fees include fees for services rendered for the audit of our annual consolidated financial statements, the audit of internal control over financial reporting, the review of financial statements included in our quarterly reports on Form 10-Q, and consents and other services normally provided in connection with statutory and regulatory filings or engagements for those fiscal years.

Audit-Related Fees would principally include fees incurred for due diligence in connection with potential transactions and accounting consultations. During Fiscal Year 2012, Ernst & Young performed certain due diligence activities. There were no audit-related fees incurred during Fiscal Year 2011.

Tax Fees would include fees for services rendered for tax compliance, tax advice, and tax planning. There were no tax fees incurred with Ernst & Young in Fiscal Years 2012 and 2011.

All Other Fees would include fees for all other services rendered to us that do not constitute Audit Fees, Audit-Related Fees, or Tax Fees. For 2012 and 2011, such fees related to a license associated with an accounting research tool.

Audit Committee Policy for Pre-approval of Independent Auditor Services

The Audit Committee of the Board of Directors is required to pre-approve all audit and non-audit services provided by the Company’s independent registered public accounting firm in order to assure that the provision of such services does not impair the auditor’s independence. The Audit Committee has established a policy regarding pre-approval of permissible audit, audit-related, and other services provided by the independent auditors, which services are periodically reviewed and revised by the Audit Committee. Unless a type of service has received general pre-approval under the policy, the service will require specific approval by the Audit Committee. The policy also includes pre-approved fee levels for specified services and any proposed service exceeding the established fee level must be specifically approved by the Audit Committee. All audit and permitted non-audit services and all fees associated with such services performed by our independent registered public accounting firm in fiscal 2012 and 2011 were approved by the Audit Committee consistent with the policy described above.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a) (3) Exhibits

Exhibit Number	Description

31.1	Certification by Phillip Frost, Chief Executive Officer, pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Juan F. Rodriguez, Chief Financial Officer, pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 29, 2013	OPKO HEALTH, INC.

	By:	/s/ Dr. Phillip Frost, M.D.
Dr. Phillip Frost, M.D.
Chairman of the Board and Chief Executive Officer

Exhibit Index

Exhibit Number	Description

31.1	Certification by Phillip Frost, Chief Executive Officer, pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Juan F. Rodriguez, Chief Financial Officer, pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.