Form 10-Q
period 2013-06-30
Opko Health, Inc.
filed 2013-08-09
CIK 944809

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013.
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):   ☐  YES    ☒  NO
As of July 31, 2013, the registrant had 336,811,725 shares of common stock outstanding.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains “forward-looking statements,” as that term is defined under the Private Securities Litigation Reform Act of 1995 (“PSLRA”), Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements include statements about our expectations, beliefs or intentions regarding our product development efforts, business, financial condition, results of operations, strategies or prospects. You can identify forward-looking statements by the fact that these statements do not relate strictly to historical or current matters. Rather, forward-looking statements relate to anticipated or expected events, activities, trends or results as of the date they are made. Because forward-looking statements relate to matters that have not yet occurred, these statements are inherently subject to risks and uncertainties that could cause our actual results to differ materially from any future results expressed or implied by the forward-looking statements. Many factors could cause our actual activities or results to differ materially from the activities and results anticipated in forward-looking statements. These factors include those described below and in “Item 1A-Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2012, as updated by our Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, and described from time to time in our other reports filed with the Securities and Exchange Commission. Except as required by law, we do not undertake any obligation to update forward-looking statements. We intend that all forward-looking statements be subject to the safe-harbor provisions of the PSLRA. These forward-looking statements are only predictions and reflect our views as of the date they are made with respect to future events and financial performance.
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

•

•	Failure to close the proposed merger with PROLOR Biotech, Inc. could have a negative impact on the Company and our financial condition, results of operations, cash flows and stock price.

•	If we fail to acquire and develop other products or product candidates, at all or on commercially reasonable terms, we may be unable to diversify or grow our business.

•
We have no experience manufacturing our pharmaceutical product candidates other than at our Israeli, Mexican, and Spanish facilities and we therefore rely on third parties to manufacture and supply our pharmaceutical product candidates, and would need to meet various standards necessary to satisfy FDA regulations if and when we commence manufacturing.

•
We currently have no pharmaceutical or diagnostic marketing, sales or distribution capabilities other than in Chile, Mexico, Spain, and Brazil for sales in those countries and our active pharmaceutical ingredients (“APIs”) business in Israel, and the sales force for our laboratory business based in Nashville, Tennessee. If we are unable to develop our sales and marketing and distribution capability on our own or through collaborations with marketing partners, we will not be successful in commercializing our pharmaceutical and diagnostic product candidates.

•	The success of our business will be heavily dependent on the success of ongoing and planned Phase 3 clinical trials for RayaldyTM and AlpharenTM.

•	Independent clinical investigators and contract research organizations that we engage to conduct our clinical trials may not be diligent, careful or timely.

•	The success of our business is dependent on the actions of our collaborative partners.

•	Our license agreement with TESARO, Inc. (“TESARO”) is important to our business. If TESARO does not successfully develop and commercialize rolapitant, our business could be adversely affected.

•	If we are unable to obtain and enforce patent protection for our products, our business could be materially harmed.

•	We do not have an exclusive arrangement in place with Dr. Tom Kodadek with respect to technology or intellectual property that may be material to our business.

•	If we are unable to protect the confidentiality of our proprietary information and know-how, the value of our technology and products could be adversely affected.

•	We rely heavily on licenses from third parties.

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
Item 1. Financial Statements
OPKO Health, Inc. and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands except share and per share data)

	June 30, 2013(1) (Unaudited)	December 31, 2012(1)(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$119,061	$27,361
Marketable securities	50,027	—
Accounts receivable, net	22,227	21,162
Inventory, net	19,778	22,261
Prepaid expenses and other current assets	19,023	7,873
Total current assets	230,116	78,657
Property, plant, equipment, and investment properties, net	16,577	16,526
Intangible assets, net	79,775	84,238
In-process research and development	203,052	11,546
Goodwill	82,086	80,450
Investments, net	26,690	15,636
Other assets	2,784	2,777
Total assets	$641,080	$289,830
LIABILITIES, SERIES D PREFERRED STOCK, AND EQUITY
Current liabilities:
Accounts payable	$11,646	$10,200
Accrued expenses	31,045	24,656
Current portion of lines of credit and notes payable	16,778	17,526
Total current liabilities	59,469	52,382
3.00% convertible senior notes, net of discount and estimated fair value of embedded derivatives	188,524	—
Other long-term liabilities, principally contingent consideration and deferred tax liabilities	80,603	34,168
Total long-term liabilities	269,127	34,168
Total liabilities	328,596	86,550
Commitments and contingencies:
Series D Preferred Stock - $0.01 par value, 2,000,000 shares authorized; no shares issued or outstanding at June 30, 2013 and 1,129,032 shares issued and outstanding (liquidation value of $30,595) at December 31, 2012	—	24,386
Equity:
Series A Preferred Stock - $0.01 par value, 4,000,000 shares authorized; no shares issued or outstanding at June 30, 2013 and December 31, 2012, respectively	—	—
Series C Preferred Stock - $0.01 par value, 500,000 shares authorized; no shares issued or outstanding at June 30, 2013 or December 31, 2012	—	—
Common Stock - $0.01 par value, 500,000,000 shares authorized; 339,045,029 and 305,560,763 shares issued at June 30, 2013 and December 31, 2012, respectively	3,391	3,056
Treasury Stock - 2,293,056 shares at both June 30, 2013 and December 31, 2012	(7,457)	(7,457)
Additional paid-in capital	742,097	565,201
Accumulated other comprehensive income	2,830	7,356
Accumulated deficit	(426,379)	(388,770)
Total shareholders’ equity	314,482	179,386
Noncontrolling interests	(1,998)	(492)
Total equity	312,484	178,894
Total liabilities, Series D Preferred Stock, and equity	$641,080	$289,830

(1)
As of June 30, 2013 and December 31, 2012, total assets include $6.0 million and $5.6 million, respectively, and total liabilities include $7.8 million and $5.5 million, respectively related to SciVac Ltd ("SciVac"), previously known as SciGen (I.L.) Ltd, a consolidated variable interest entity. SciVac’s consolidated assets are owned by SciVac and SciVac’s consolidated liabilities are those as to which there is no recourse against us. Refer to Note 5.

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

OPKO Health, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except share and per share data)

	For the three months ended June 30,		For the six months ended June 30,
	2013	2012	2013	2012
Revenues:
Products	$18,618	$9,917	$34,145	$18,556
Revenue from services	3,188	145	6,280	232
Revenue from transfer of intellectual property	2,015	149	14,772	200
Total revenues	23,821	10,211	55,197	18,988
Costs and expenses:
Costs of revenues	13,103	6,554	24,860	11,541
Selling, general and administrative	13,879	5,435	26,303	10,106
Research and development	9,557	4,490	19,467	9,321
Contingent consideration	2,577	965	3,921	2,109
Amortization of intangible assets	2,688	2,108	5,402	4,099
Total costs and expenses	41,804	19,552	79,953	37,176
Loss from operations	(17,983)	(9,341)	(24,756)	(18,188)
Other income and (expense), net:
Interest income	90	47	149	74
Interest expense	(3,842)	(231)	(6,739)	(582)
Fair value changes of derivative instruments, net	12,651	23	(10,898)	1,140
Other income (expense), net	8,027	(266)	10,358	(85)
Other income and (expense), net	16,926	(427)	(7,130)	547
Loss before income taxes and investment losses	(1,057)	(9,768)	(31,886)	(17,641)
Income tax provision	925	2	968	217
Loss before investment losses	(1,982)	(9,770)	(32,854)	(17,858)
Loss from investments in investees	(2,371)	(475)	(6,261)	(996)
Net loss	(4,353)	(10,245)	(39,115)	(18,854)
Less: Net loss attributable to noncontrolling interests	(959)	—	(1,506)	—
Net loss attributable to common shareholders before preferred stock dividend	(3,394)	(10,245)	(37,609)	(18,854)
Preferred stock dividend	—	(560)	(420)	(1,120)
Net loss attributable to common shareholders	$(3,394)	$(10,805)	$(38,029)	$(19,974)
Basic and diluted loss per share	$(0.01)	$(0.04)	$(0.12)	$(0.07)
Weighted average number of common shares outstanding, basic and diluted	336,732,215	297,836,707	324,898,133	297,689,886

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

OPKO Health, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)
(In thousands)

	For the three months ended June 30,		For the six months ended June 30,
	2013	2012	2013	2012
Net loss attributable to common shareholders	$(3,394)	$(10,805)	$(38,029)	$(19,974)
Other comprehensive income (loss), net of tax:
Change in foreign currency translation	(2,085)	(780)	(1,762)	610
Available for sale investments:
Change in other unrealized gains, net	424	5,096	1,829	5,205
Less: reclassification adjustments for gains included in net loss, net of tax	(3,602)	—	(4,593)	—
Comprehensive loss	$(8,657)	$(6,489)	$(42,555)	$(14,159)

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

OPKO Health, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
(In thousands, except share and per share data)
For the six months ended June 30, 2013

	Common Stock		Treasury		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Noncontrolling Interests	Total
	Shares	Dollars	Shares	Dollars
Balance at December 31, 2012	305,560,763	$3,056	(2,293,056)	$(7,457)	$565,201	$7,356	$(388,770)	$(492)	$178,894
Equity-based compensation expense	—	—	—	—	7,003	—	—	—	7,003
Exercise of Common Stock options	447,690	4	—	—	924	—	—	—	928
Exercise of Common Stock warrants	1,164,542	12	—	—	579	—	—	—	591
Series D Preferred Stock dividend	—	—	—	—	(3,015)	—	—	—	(3,015)
Conversion of Series D Preferred Stock	11,290,320	113	—	—	24,273	—	—	—	24,386
Issuance of Common Stock in connection with OPKO Brazil acquisition at $6.73 per share	64,684	1	—	—	435	—	—	—	436
Issuance of Common Stock in connection with Cytochroma acquisition at $7.16 per share	20,517,030	205	—	—	146,697	—	—	—	146,902
Net loss attributable to common shareholders before preferred stock dividend	—	—	—	—	—	—	(37,609)	—	(37,609)
Net loss attributable to noncontrolling interests	—	—	—	—	—	—	—	(1,506)	(1,506)
Other comprehensive loss	—	—	—	—	—	(4,526)	—	—	(4,526)
Balance at June 30, 2013 (unaudited)	339,045,029	$3,391	(2,293,056)	$(7,457)	$742,097	$2,830	$(426,379)	$(1,998)	$312,484

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

OPKO Health, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	For the six months ended June 30,
	2013	2012
Cash flows from operating activities:
Net loss	$(39,115)	$(18,854)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,880	4,782
Non-cash interest on convertible senior notes	3,120	—
Amortization of deferred financing costs	343	—
Losses from investments in investees	6,261	996
Equity-based compensation – employees and non-employees	7,003	2,169
Provision for (recovery of) bad debts	329	(91)
Provision for inventory obsolescence	1,273	754
Revenue from receipt of equity	(12,620)	(102)
Realized gain on investments available for sale	(10,821)	—
Change in fair value of derivatives instruments	10,898	(1,140)
Change in fair value of contingent consideration	3,921	2,109
Deferred income tax benefit	(602)	—
Changes in assets and liabilities of continuing operations, net of the effects of acquisitions:
Accounts receivable	(1,652)	(2,681)
Inventory	1,213	(3,321)
Prepaid expenses and other current assets	(2,572)	(1,318)
Other assets	97	11
Accounts payable	333	(796)
Foreign currency measurement	450	(109)
Accrued expenses	4,591	(87)
Cash used in operating activities of continuing operations	(20,670)	(17,678)
Cash used in operating activities of discontinued operations	—	(82)
Net cash used in operating activities	(20,670)	(17,760)
Cash flows from investing activities:
Investments in investees	(13,341)	(2,700)
Proceeds from sale of investments available for sale	11,496	—
Acquisition of businesses, net of cash	78	(2,173)
Purchase of marketable securities	(50,027)	(17,117)
Capital expenditures	(2,054)	(408)
Net cash used in investing activities	(53,848)	(22,398)
Cash flows from financing activities:
Issuance of 3.00% convertible senior notes, net, including related parties	170,184	—
Payment of Series D dividends, including related parties	(3,015)	—
Proceeds from the exercise of Common Stock options and warrants	1,519	1,492
Borrowings on lines of credit	15,354	21,553
Repayments of lines of credit and capital lease obligations	(17,718)	(16,288)
Net cash provided by financing activities	166,324	6,757
Effect of exchange rate on cash and cash equivalents	(106)	56
Net increase (decrease) in cash and cash equivalents	91,700	(33,345)
Cash and cash equivalents at beginning of period	27,361	71,516
Cash and cash equivalents at end of period	$119,061	$38,171
SUPPLEMENTAL INFORMATION
Interest paid	$318	$341
Income taxes paid (refunded), net	$242	$(197)
RXi common stock received	$12,500	$—
Non-cash financing:
Shares issued upon the conversion of:
Series D Preferred Stock	$24,386	$—
Common Stock warrants, net exercised	$815	$—
Issuance of Common Stock to acquire:
Cytochroma	$146,902	$—
OPKO Brazil	$436	$—

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
We are incorporated in Delaware and our principal executive offices are located in leased offices in Miami, Florida. We lease office and lab space in Jupiter and Miramar, Florida, which is where our molecular diagnostics research and development and oligonucleotide research and development operations are based, respectively. We lease office, manufacturing and warehouse space in Woburn, Massachusetts for our point-of-care diagnostics business, and in Nesher, Israel for our API business. We lease laboratory and office space in Nashville, Tennessee and Burlingame, California for our CLIA-certified laboratory business, and we lease office space in Bannockburn, Illinois, and Markham, Ontario and laboratory space in Toronto, Ontario for our pharmaceutical business directed to chronic kidney disease. Our Chilean operations are located in leased offices and warehouse facilities in Santiago. Our Mexican operations are based in owned offices, an owned manufacturing facility and a leased warehouse facility in Guadalajara and in leased offices in Mexico City. Our Spanish operations are based in owned offices in Barcelona, in an owned manufacturing facility in Banyoles and a leased warehouse facility in Palol de Revardit. Our Brazilian operations are located in leased offices in Sao Paulo.
NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of presentation. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and notes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) considered necessary to present fairly the Company’s results of operations, financial position and cash flows have been made. The results of operations and cash flows for the three and six months ended June 30, 2013, are not necessarily indicative of the results of operations and cash flows that may be reported for the remainder of 2013 or for future periods. The unaudited condensed consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2012.
Reclassifications. Certain prior year amounts in the condensed consolidated financial statements have been reclassified to conform with the 2013 presentation. Due to the acquisition of OPKO OURLab, LLC (formerly Prost-Data, Inc.), our CLIA-certified laboratory business (“OURLab”) in December 2012, we changed our segment presentation to include diagnostics as a reportable segment. As a result of this change in reportable segments, we restated certain prior year amounts in the condensed consolidated financial statements to conform with the 2013 presentation. These reclassifications had no impact on our results of operations. Refer to Note 12.
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
Goodwill and Intangible Assets. Goodwill represents the difference between the purchase price and the estimated fair value of the net assets acquired when accounted for by the purchase method of accounting and arose from our acquisitions. Goodwill and other intangible assets acquired in business combinations, licensing and other transactions at June 30, 2013 and December 31, 2012 were $364.9 million and $176.2 million, respectively.
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
Fair value measurements. The carrying amounts of our cash and cash equivalents, accounts receivable and accounts payable approximate their fair value due to the short-term maturities of these instruments. Investments that are considered available for sale as of June 30, 2013 are carried at fair value.
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
Derivative financial instruments. We record derivative financial instruments on our Condensed Consolidated Balance Sheet at their fair value and recognize the changes in the fair value in our Condensed Consolidated Statement of Operations, when they occur, the only exception being derivatives that qualify as hedges. For the derivative instrument to qualify as a hedge, we are required to meet strict hedge effectiveness and contemporaneous documentation requirements at the initiation of the hedge and assess the hedge effectiveness on an ongoing basis over the life of the hedge. At June 30, 2013 and December 31, 2012, our forward contracts for inventory purchases did not meet the documentation requirements to be designated as hedges. Accordingly, we recognize all changes in the fair values of our derivatives instruments in Fair value changes of derivatives instruments, net, in our Condensed Consolidated Statement of Operations. Refer to Note 9.
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
Revenue for services is recognized on the accrual basis at the time test results are reported, which approximates when services are provided. Services are provided to certain patients covered by various third-party payer programs including various managed care organizations, as well as the Medicare and Medicaid programs. Billings for services under third-party payer programs are included in sales net of allowances for contractual discounts and allowances for differences between the amounts billed and estimated program payment amounts. Adjustments to the estimated payment amounts based on final settlement with the programs are recorded upon settlement as an adjustment to revenue. For the three and six months ended June 30, 2013, revenue from services also includes $0.2 million and $0.4 million, respectively, of revenue related to our consulting agreement with Neovasc, Inc. (“Neovasc”) and to revenue related to molecular diagnostics collaboration agreements. For the three and six months ended June 30, 2012, revenue from services included $0.1 million and $0.2 million, respectively, of revenue related to our consulting agreement with Neovasc and to revenue related to molecular diagnostics collaboration agreements. We recognize this revenue on a straight-line basis over the contractual term of the agreements.
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
Non-refundable license fees for the out-license of our technology are recognized depending on the provisions of each agreement. We recognize non-refundable upfront license payments as revenue upon receipt if the license has standalone value and the fair value of our undelivered obligations, if any, can be determined. If the license is considered to have standalone value but the fair value of any of the undelivered items cannot be determined, the license payments are recognized as revenue over the period of our performance for such undelivered items or services. License fees with ongoing involvement or performance obligations are recorded as deferred revenue, included in Accrued expenses or Other long-term liabilities, when received and generally are recognized ratably over the period of such performance obligation only after both the license period has commenced and we have delivered the technology.
The assessment of our obligations and related performance periods requires significant management judgment. If an agreement contains research and development obligations, the relevant time period for the research and development phase is based on management estimates and could vary depending on the outcome of clinical trials and the regulatory approval process. Such changes could materially impact the revenue recognized, and as a result, management reviews the estimates related to the relevant time period of research and development on a quarterly basis. For the six months ended June 30, 2013, we recorded $14.8 million of revenue from the transfer of intellectual property, of which $12.5 million related to the sale of substantially all of our assets in the field of RNA interference to RXi Pharmaceuticals Corporation (“RXi”) during the first quarter of 2013. Refer to Note 5.
Revenue from milestone payments related to arrangements under which we have continuing performance obligations are recognized as Revenue from transfer of intellectual property upon achievement of the milestone only if all of the following conditions are met: the milestone payments are non-refundable; there was substantive uncertainty at the date of entering into the arrangement that the milestone would be achieved; the milestone is commensurate with either the vendor’s performance to achieve the milestone or the enhancement of the value of the delivered item by the vendor; the milestone relates solely to past performance; and the amount of the milestone is reasonable in relation to the effort expended or the risk associated with the achievement of the milestone. If any of these conditions are not met, the milestone payments are not considered to be substantive and are, therefore, deferred and recognized as Revenue from transfer of intellectual property over the term of the arrangement as we complete our performance obligations.
Total deferred revenue included in Accrued expenses and Other long-term liabilities was $6.0 million and $1.9 million at June 30, 2013 and December 31, 2012, respectively.
Allowance for doubtful accounts. We analyze accounts receivable and historical bad debt levels, customer credit worthiness and current economic trends when evaluating the adequacy of the allowance for doubtful accounts using the specific identification method. Our reported net loss is directly affected by our estimate of the collectability of accounts receivable. The amount of the allowance for doubtful accounts was $0.9 million and $0.5 million at June 30, 2013 and December 31, 2012, respectively.
Equity-based compensation. We measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is recognized in the statement of operations over the period during which an employee is required to provide service in exchange for the award. We record excess tax benefits, realized from the exercise of stock options as a financing cash inflow rather than as a reduction of taxes paid in cash flow from operations. Equity-based compensation arrangements to non-employees are recorded at their fair value on the measurement date. The measurement of equity-based compensation is subject to periodic adjustment as the underlying equity instruments vest. During the three months ended June 30, 2013 and 2012, we recorded $1.8 million and $1.0 million, respectively, of equity-based compensation expense. During the six months ended June 30, 2013 and 2012, we recorded $7.0 million and $2.2 million, respectively, of equity-based compensation expense.
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
Recent accounting pronouncements. In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2013-2, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, (“ASU 2013-2”). ASU 2013-2 requires the presentation of reclassifications out of accumulated other comprehensive income in either (1)the notes or (2)the face of the financial statements. We adopted ASU 2013-2 for our first quarter ended March 31, 2013. The adoption of ASU 2013-2 did not have a material impact in our condensed consolidated financial statements, but did require certain additional disclosures. Refer to Note 7.
NOTE 3 LOSS PER SHARE
Basic loss per share is computed by dividing our net loss by the weighted average number of shares outstanding during the period. Diluted loss per share is computed by dividing our net loss by the weighted average number of shares outstanding and the impact of all dilutive potential common shares, primarily stock options. The dilutive impact of common stock options and common stock warrants is determined by applying the “treasury stock” method. Potentially dilutive shares issuable pursuant to the Notes (defined in Note 6) were not included in the computation of net loss per share for the three and six months ended June 30, 2013, because their inclusion would be anti-dilutive.
Also, a total of 29,701,838 and 27,416,029 potential shares of Common Stock have been excluded from the calculation of net loss per share for the three months ended June 30, 2013 and 2012, respectively, because their inclusion would be anti-dilutive. A total of 29,910,492 and 27,243,783 potential shares of Common Stock have been excluded from the calculation of net loss per share for the six months ended June 30, 2013 and 2012, respectively, because their inclusion would be anti-dilutive.
During the three months ended June 30, 2013, 216,053 Common Stock options and Common Stock warrants to purchase shares of our Common Stock were exercised and issued.
During the six months ended June 30, 2013, 1,727,746 Common Stock options and Common Stock warrants to purchase shares of our Common Stock were exercised, resulting in the issuance of 1,612,232 shares of Common Stock. Of the 1,727,746 Common Stock options and Common Stock warrants exercised, 115,514 shares of Common Stock were surrendered in lieu of a cash payment via the net exercise feature of the warrant agreements.

NOTE 4 COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS

(In thousands)	June 30, 2013	December 31, 2012
Accounts receivable, net:
Accounts receivable	$23,135	$21,636
Less: allowance for doubtful accounts	(908)	(474)
	$22,227	$21,162
Inventories, net:
Finished products	$15,169	$17,963
Work in-process	1,253	688
Raw materials	4,721	4,923
Less: inventory reserve	(1,365)	(1,313)
	$19,778	$22,261
Intangible assets, net:
Technologies	$52,796	$52,810
Customer relationships	22,839	23,088
Product registrations	9,690	9,637
Tradenames	3,683	3,746
Covenants not to compete	8,660	8,662
Other	1,180	367
Less: accumulated amortization	(19,073)	(14,072)
	$79,775	$84,238
Accrued expenses:
Income taxes payable	$2,421	$1,614
Deferred revenue	3,903	1,518
Clinical trials	315	50
Professional fees	933	675
Employee benefits	3,972	3,319
Deferred acquisition payments, net of discount	5,432	6,172
Contingent consideration	5,298	5,126
Interest payable related to the Notes	2,275	—
Other	6,496	6,182
	$31,045	$24,656
Other long-term liabilities:
Contingent consideration – Cytochroma	$49,784	$—
Contingent consideration – Farmadiet	529	532
Contingent consideration – OPKO Diagnostics	12,746	11,310
Contingent consideration – FineTech	—	2,578
Contingent consideration – CURNA	549	510
Deferred acquisition payments, net of discount	3,983	3,931
Mortgages and other debts payable	3,636	5,150
Deferred tax liabilities	7,185	9,777
Other, including deferred revenue	2,191	380
	$80,603	$34,168
The change in value of the intangible assets is primarily due to the acquisitions of OPKO Do Brasil Comércio De Produtos Farmacéuticos Ltda ("OPKO Brazil"), previously known as Silcon Comércio, Importacao E Exportacao de Produtos Farmacéuticos e Cosmeticos Ltda, and Cytochroma Inc. (“Cytochroma”), as well as the foreign currency fluctuations between the Chilean and Mexican pesos, the Brazilian Reals, the Euro and the Shekel against the U.S. dollar at June 30, 2013 and December 31, 2012.
NOTE 5 ACQUISITIONS, INVESTMENTS, AND LICENSES
PROLOR acquisition
In April 2013, we entered into an Agreement and Plan of Merger (the “PROLOR Merger Agreement”) pursuant to which we will acquire PROLOR Biotech, Inc. (“PROLOR”), a biopharmaceutical company focused on developing and commercializing longer-acting proprietary versions of already approved therapeutic proteins, in an all-stock transaction. Under the terms of the agreement, holders of PROLOR common stock will receive 0.9951 shares of our Common Stock for each share of PROLOR common stock. Based on a price of $7.03 per share of our Common Stock, the transaction is valued at approximately $480 million, or $7.00 per share of PROLOR common stock. The companies expect the transaction to be completed during the second half of 2013. Closing of the transaction is subject to certain conditions including, the approval of PROLOR’s and our stockholders and other customary closing conditions. Dr. Phillip Frost, our Chairman and Chief Executive Officer, is PROLOR’s Chairman of the Board and a greater than 5% stockholder of PROLOR. Dr. Jane H. Hsiao, our Vice Chairman and Chief Technology Officer and Mr. Steven Rubin, our Executive Vice President, Administration, are both directors of PROLOR and less than 5% stockholders of PROLOR. The Board of Directors of each of OPKO and PROLOR (with the directors noted above abstaining) have approved the Merger and the Merger Agreement. In addition, the transaction was also approved by PROLOR’s Strategic Alternatives Committee.
Cytochroma acquisition
In March 2013, we acquired Cytochroma, a corporation located in Markham, Canada, whose lead products, both in Phase 3 development, are RayaldyTM, a vitamin D prohormone to treat secondary hyperparathyroidism in patients with stage 3 or 4 chronic kidney disease and vitamin D insufficiency, and AlpharenTM, a non-absorbed phosphate binder to treat hyperphosphatemia in dialysis patients (the “Cytochroma Acquisition”).
In connection with the Cytochroma Acquisition, we delivered 20,517,030 of shares of our Common Stock valued at $146.9 million based on the closing price per share of our Common Stock as reported by the NYSE on the actual closing date of the acquisition, or $7.16 per share. The number of shares issued was based on the volume-weighted average price per share of our Common Stock as reported on the NYSE for the 10 trading days immediately preceding the date of the purchase agreement for the Cytochroma Acquisition, or $4.87 per share. The Cytochroma Agreement contains customary representations, warranties, conditions to closing, indemnification rights and obligations of the parties.
In addition, the Cytochroma Acquisition requires payments of up to an additional $190.0 million in cash or additional shares of our Common Stock, at our election, upon the achievement of certain milestones relating to development and annual revenue. As a result, we recorded $47.7 million as contingent consideration. We evaluate the contingent consideration on an ongoing basis and the changes in the fair value are recognized in earnings until the milestones are achieved. Refer to Note 8.
The following table summarizes the estimated fair value of the net assets acquired and liabilities assumed in the acquisition of Cytochroma at the date of acquisition, which are subject to change while contingencies that existed on the acquisition date are resolved:

(In thousands)
Current assets (including cash of $378 thousand)	$1,224
Intangible assets:
In-process research and development	191,530
Patents	210
Total intangible assets	191,740
Goodwill	2,411
Property, plant and equipment	306
Accounts payable and accrued expenses	(1,069)
Total purchase price	$194,612
Goodwill is principally related to the acquired workforce. Goodwill is not tax deductible for income tax purposes.

OPKO Brazil asset acquisition
In February 2013, we acquired the assets of OPKO Brazil, a Brazilian pharmaceutical company, pursuant to a purchase agreement entered into on December 26, 2012. Pursuant to the purchase agreement, we paid $0.3 million in cash and delivered 64,684 shares of our Common Stock at closing valued at $0.4 million based on the closing price per share of our Common Stock as reported by the NYSE on the actual closing date of the acquisition, or $6.73 per share. The number of shares issued was based on the average closing price per share of Common Stock as reported on the NYSE for the 10 trading days immediately preceding the execution of the purchase agreement, or $4.64 per share.
We accounted for this acquisition as an asset acquisition rather than a business combination. As a result we recorded the assets at fair value, with most of the value being allocated to the most significant asset, its pharmaceutical business licenses.
OURLab acquisition
In October 2012, we entered into a definitive merger agreement to acquire OURLab, a Nashville-based CLIA laboratory. In December 2012, we paid $9.4 million in cash and delivered 7,072,748 shares of our Common Stock at closing valued of $32.9 million based on the closing sales price per share of our Common Stock as reported by the NYSE on the actual closing date of the acquisition, or $4.65 per share. The number of shares issued was based on the average closing price per share of our Common Stock as reported on the NYSE for the 15 trading days immediately preceding the execution of the purchase agreement, or $4.33 per share. Pursuant to the merger agreement, 1,732,102 shares of Common Stock issued in the transaction are being held in a separate escrow account to secure the indemnification obligations of OURLab.
Farmadiet acquisition
In August 2012, we entered into a stock purchase agreement pursuant to which we acquired all of the outstanding stock of Farmadiet Group Holding, S.L. (“Farmadiet”), a Spanish company engaged in the development, manufacture, marketing, and sale of pharmaceutical, nutraceutical, and veterinary products in Europe (the “Farmadiet Transaction”).
In connection with the Farmadiet Transaction, we agreed to pay an aggregate purchase price of €13.5 million (approximately $16.0 million), of which (i) 50% ($8.4 million) was paid in cash at closing, and (ii) 50% (the “Deferred Payments”) will be paid, at our option, in cash or shares of our Common Stock as follows: (x) 25% to be paid on the first anniversary of the closing date; and (y) 25% to be paid 18 months after the closing date. On the date of acquisition, we recorded the €6.8 million Deferred Payments at $7.8 million, net of a discount of $0.6 million. The discount will be amortized as interest expense through the respective payment dates. The Deferred Payments are required to be paid in Euro and as such, the final U.S. dollar amount to be paid will be based on the exchange rate at the time the Deferred Payments are made. In the event we elect to pay the Deferred Payments in shares of our Common Stock, the number of shares issuable shall be calculated using the average closing price per share of our Common Stock as reported on the NYSE for the 10 trading days immediately preceding the applicable payment date. On August 2, 2013, we issued 585,703 shares of our Common Stock, in accordance with the first Deferred Payment. The number of shares issued was based on the average closing price per share of our Common Stock as reported on the NYSE for the 10 trading days up to and including August 1, 2013, or $7.61 per share. We have the right to hold back up to €2.8 million (approximately $3.6 million as of June 30, 2013) from the Deferred Payment to satisfy indemnity claims.
In connection with the Farmadiet Transaction, we also entered into two ancillary transactions (the “Ancillary Transactions”). In exchange for a 40% interest held by one of the sellers in one of Farmadiet’s subsidiaries, we agreed to issue up to an aggregate of 250,000 shares of our Common Stock, of which (a) 125,000 shares were issued on the closing date, and (b) 125,000 will be issued upon achieving certain milestones. In addition, we acquired an interest held by an affiliate of Farmadiet in a product in development in exchange for which we agreed to pay up to an aggregate of €1.0 million ($1.3 million) payable at our option in cash or shares of our Common Stock, of which (a) 25% ($0.3 million) was paid at closing through delivery of 70,421 shares of our Common Stock, and 75% ($1.0 million) will be paid in cash or shares of our Common Stock upon achieving certain milestones. As a result, we recorded $1.2 million as contingent consideration for the future consideration. We evaluate the contingent consideration on an ongoing basis and the changes in fair value are recognized in earnings until the milestones are achieved. Refer to Note 8. The final U.S. dollar amount to be paid will be based on the exchange rate at the time the milestones are achieved. The number of shares of our Common Stock issued is determined based on the average closing sales price for our Common Stock on the NYSE for the 10 trading days preceding the required payment date.

ALS acquisition
In April 2012, we completed the acquisition of ALS Distribuidora Limitada (“ALS”), a privately-held Chilean pharmaceutical company, pursuant to a stock purchase agreement entered into in January 2012. In connection with the transaction, we agreed to pay up to a total of $4.0 million in cash to the sellers. Pursuant to the purchase agreement, we paid (i) $2.4 million in cash at the closing, less certain liabilities, and (ii) $0.8 million in cash at the closing into a separate escrow account to satisfy possible indemnity claims. During the six months ended June 30, 2013, we paid the remaining $0.8 million that we had agreed to pay upon the legal registration in the name of ALS of certain trademarks and product registrations previously held by the former owner of ALS, Arama Laboratorios y Compañía Limitada.
Pro forma disclosure for acquisitions
The following table includes the pro forma results for the three and six months ended June 30, 2013 and 2012 of the combined companies as though the acquisition of Cytochroma had been completed as of the beginning of each period, respectively.

	For the three months ended June 30,		For the six months ended June 30,
(In thousands)	2013	2012	2013	2012
Revenues	$23,821	$12,393	$55,197	$23,351
Net loss	$(4,353)	$(10,840)	$(42,583)	$(20,050)
Net loss attributable to common shareholders	$(3,394)	$(11,398)	$(41,496)	$(21,164)
Basic and diluted loss per share	$(0.01)	$(0.04)	$(0.13)	$(0.07)
The unaudited pro forma financial information is presented for information purposes only. The unaudited pro forma financial information may not necessarily reflect our future results of operations or what the results of operations would have been had we owned and operated each company as of the beginning of the period presented.
We incurred a pre-tax loss related to the activities of Cytochroma of $8.5 million from the date of our acquisition through June 30, 2013.
Investments
The total assets, liabilities, and net losses of our equity method investees as of and for the six months ended June 30, 2013 were $108.4 million, $33.0 million, and $33.8 million, respectively. The following table reflects our maximum exposure, accounting method, ownership interest and underlying equity in net assets of each of our unconsolidated investments as of June 30, 2013:

(Dollars in thousands, except per share prices) Investee name	Year invested	Accounting method	Ownership at June 30, 2013	Investment	Underlying equity in net assets	Closing share price at June 30, 2013 for investments available for sale
Sorrento	2009	Equity method	20%	$2,300	$1,219
Cocrystal	2009	Equity method	16%	2,500	514
Neovasc	2011	Equity method	4%	3,235	486
Fabrus	2010	VIE, equity method	13%	650	(64)
BZNE common stock	2012	VIE, equity method	12%	1,276	(641)
RXi	2013	Equity method	21%	15,000	3,230
Pharmsynthez	2013	Equity method	10%	5,036	5,171
TESARO	2010	Investment available for sale	1%	56			$32.74
Neovasc options	2011	Investment available for sale	N/A	925		CA	$2.95
BZNE Note and conversion feature	2012	VIE, investment available for sale	N/A	1,700			—
ChromaDex	2012	Investment available for sale	1%	1,320			$0.78
Plus unrealized gains on investments, options and warrants, net				3,671
Less accumulated losses in investees				(10,979)
Total carrying value of equity method investees and investments, available for sale				$26,690

Neovasc
In 2011, we made an investment in Neovasc, a medical technology company based in Vancouver, Canada. We invested $2.0 million and received two million Neovasc common shares, and two-year warrants to purchase an additional one million shares for $1.25 a share. During the three months ended June 30, 2013 we exercised the warrants and paid $1.2 million. We accounted for the warrants as an investment, available for sale and recorded the warrants at fair value on the date of acquisition. We recorded the changes in the fair value of the warrants in Fair value changes of derivatives instruments, net in our Condensed Consolidated Statements of Operations.
2013 licensing agreements
An element of our growth strategy is to leverage our proprietary technology through a combination of internal development, acquisition, and external partnerships to maximize the commercial opportunities for our portfolio of proprietary pharmaceutical and diagnostic products.
Pharmsynthez transactions
On April 18, 2013, we entered into a series of concurrent transactions with OAO Pharmsynthez (“Pharmsynthez”), a Russian pharmaceutical company traded on the Moscow Stock Exchange. The transactions consisted of:
•We delivered approximately $9.6 million. to Pharmsynthez.
•Pharmsynthez issued to us approximately 13.6 million of its common shares.
•Pharmsynthez agreed, at its option, to issue approximately 12.0 million shares of its common shares to us or to pay us Russian Rubles (“RUR”) 265.0 million ($8.1 million) on or before December 31, 2013 (the "Pharmsynthez Note Receivable").
• We have a right to purchase additional shares in Pharmsynthez at a fixed price if Pharmsynthez pays us in cash rather than delivering to us the 12.0 million shares of Pharmsynthez common shares (the “Purchase Option”).
• We granted rights to certain technologies in the Russian Federation, Ukraine, Belorussia, Azerbaidjan and Kazakhstan (the “Territories”) to Pharmsynthez.
•We will receive from Pharmsynthez royalty on net sales of products incorporating the technologies in the Territories, as well as a percentage of any sublicense income from third parties for the technologies in the Territories.
•Pharmsynthez will pay us $9.5 million under the various collaboration and funding agreements for the development of the technologies (the “Collaboration Payments”).
We recorded the initial shares received in Pharmsynthez as an equity method investment.  We recorded the Pharmsynthez Note Receivable, and the Purchase Option, as financial instruments and elected the fair value option for subsequent measurement. Changes in the fair value of the receivable from Pharmsynthez for its common stock or RUR, with the embedded derivative, and the Purchase Option are recorded in Fair value changes of derivative instruments, net in our Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2013
We have accounted for the license and development activities as a multi-element arrangement, and allocated the total arrangement consideration based on the relative selling prices of the elements. We will record the allocated consideration for development activities as an offset to Research and development expenses over the three-year term of the Collaboration Payments.  We will record revenue in connection with the grant of rights to the technologies proportionately as the payments are received.
RXi transactions
In March 2013, we completed the sale to RXi of substantially all of our assets in the field of RNA interference (the “RNAi Assets”) (collectively, the “Asset Purchase Agreement”). As consideration for the RNAi Assets, at the closing of the Asset Purchase Agreement, RXi issued to us 50 million shares of its common stock (the “APA Shares”). In accounting for the sale of the RNAi Assets, we determined that we did not have any continuing involvement in the development of the RNAi Assets or any other future performance obligations and, as a result, during the six months ended June 30, 2013, we recognized the APA Shares as $12.5 million of revenue from transfer of intellectual property in our Condensed Consolidated Statement of Operations.
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
Investments in variable interest entities
We have determined that we hold variable interests in Fabrus, Inc. (“Fabrus”), Biozone Pharmaceutical, Inc. (“BZNE”) and SciVac Ltd ("SciVac"), previously known as SciGen (I.L.) Ltd. We made this determination as a result of our assessment that they do not have sufficient resources to carry out their principal activities without additional financial support.
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
Consolidated variable interest entities
In June 2012, we entered into a share and debt purchase agreement whereby in exchange for $0.7 million we acquired shares representing a 45% stock ownership in SciVac from FDS Pharma LLP (“FDS”). SciVac is a privately-held Israeli company that produces a third-generation hepatitis B-vaccine. In November 2012, March 2013 and May 2013, we loaned to SciVac a combined $1.2 million for working capital purposes. We have determined that we hold variable interests in SciVac based on our assessment that SciVac does not have sufficient resources to carry out its principal activities without financial support. In order to determine the fair market value of our investment in SciVac, we have utilized a business enterprise valuation approach.
In order to determine the primary beneficiary of SciVac, we evaluated our investment to identify if we had the power to direct the activities that most significantly impact the economic performance of SciVac. We have determined that the power to direct the activities that most significantly impact the economic performance of SciVac is conveyed through SciVac’s board of directors. SciVac’s board of directors appoint and oversee SciVac’s management team who carry out the activities that most significantly impact the economic performance of SciVac. As part of the share and debt purchase agreement, SciVac’s board of directors is constituted by 5 members, of which 3 members will be appointed by us, representing 60% of SciVac’s board. Based on this analysis, we determined that we have the power to direct the activities of SciVac and as such we are the primary beneficiary. As a result of this conclusion, we have consolidated the results of SciVac and record a reduction of equity for the portion of SciVac we do not own.

The following table represents the consolidated assets and non-recourse liabilities related to SciVac as of June 30, 2013 and December 31, 2012. These assets are owned by, and these liabilities are obligations of, SciVac, not us.

(In thousands)	June 30, 2013	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$363	$174
Accounts receivable, net	266	387
Inventories, net	1,573	1,092
Prepaid expenses and other current assets	132	199
Total current assets	2,334	1,852
Property, plant and equipment, net	1,425	1,539
Intangible assets, net	1,128	1,154
Goodwill	822	796
Other assets	298	231
Total assets	$6,007	$5,572
Liabilities
Current liabilities:
Accounts payable	$1,254	$1,108
Accrued expenses	5,157	2,859
Notes payable	1,132	—
Total current liabilities	7,543	3,967
Other long-term liabilities	282	1,529
Total liabilities	$7,825	$5,496

NOTE 6 DEBT
In January 2013, we entered into note purchase agreements (the “Notes”) with qualified institutional buyers and accredited investors (collectively the “Purchaser”) in a private placement in reliance on exemptions from registration under the Securities Act of 1933, (the “Securities Act”). The Purchasers of the Notes include Frost Gamma Investments Trust, a trust affiliated with Dr. Frost, and Hsu Gamma Investment, L.P., an entity affiliated with Dr. Hsiao. The Notes were issued on January 30, 2013. The Notes, which total $175.0 million, bear interest at the rate of 3.00% per year, payable semiannually on February 1 and August 1 of each year, beginning August 1, 2013. The Notes will mature on February 1, 2033, unless earlier repurchased, redeemed or converted. Upon a fundamental change as defined in the instruments governing the Notes, subject to certain exceptions, the holders may require us to repurchase all or any portion of their Notes for cash at a repurchase price equal to 100% of the principal amount of the Notes being repurchased, plus any accrued and unpaid interest to but not including the fundamental change repurchase date.
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
The following table sets forth the inputs to the lattice model used to value the embedded derivative:

	June 30, 2013	Issuance Date
Stock price	$7.10	$6.20
Conversion Rate	141.4827	141.4827
Conversion Price	$7.07	$7.07
Maturity date	February 1, 2033	February 1, 2033
Risk-free interest rate	1.57%	1.12%
Estimated stock volatility	35%	40%
Estimated credit spread	983 basis points	944 basis points
The following table sets forth the fair value of the Notes with and without the embedded derivatives, and the fair value of the embedded derivatives as of the issuance date and June 30, 2013:

(In thousands)	June 30, 2013	Issuance Date
Fair value of Notes:
With the embedded derivatives	$189,481	$175,000
Without the embedded derivatives	$115,402	$115,796
Estimated fair value of the embedded derivatives	$74,079	$59,204
Changes in certain inputs into the lattice model can have a significant impact on changes in the estimated fair value of the embedded derivatives. For example, a decrease in our estimated credit spread results in an increase in the estimated value of the embedded derivatives. Conversely, a decrease in the price of our Common Stock results in a decrease in the estimated fair value of the embedded derivatives. From the date the Notes were issued through June 30, 2013, we observed an increase in the market price of our Common Stock which resulted in a $14.9 million increase in the estimated fair value of our embedded derivatives recorded in Fair value changes of derivative instruments, net in our Condensed Consolidated Statements of Operations.
The principal amounts, unamortized discount and net carrying amounts of the Notes as of June 30, 2013 were as follows:

(In thousands)	Principal Balance	Unamortized Discount	Net Carrying Amount
Notes	$175,000	$60,555	$114,445

We have entered into line of credit agreements with fifteen financial institutions in Chile and Spain. These lines of credit are used primarily as a source of working capital for inventory purchases.
The following table summarizes the amount outstanding under the lines of credit:

(Dollars in thousands)			Balance Outstanding
Lender	Interest rate on borrowings	Credit line capacity	June 30, 2013	December 31, 2012
Itau Bank	6.66%	$3,000	$2,664	$2,738
Bank of Chile	7.50%	3,000	2,237	2,292
BICE Bank	5.02%	2,000	940	2,451
Corp Banca	5.00%	1,000	140	1,248
BBVA Bank	5.55%	3,000	1,949	2,823
Penta Bank	9.48%	1,000	793	833
Security Bank	7.60%	1,500	994	—
BCI	5.00%	1,500	1,591	—
Estado Bank	5.99%	2,000	1,851	1,963
Sabadell Bank	7.60%	195	—	3
Bilbao Vizcaya Bank	4.90%	390	91	377
Banco Popular	8.25%	390	11	260
Santander Bank	6.00%	195	—	—
Banesto	5.80%	195	—	163
Banca March	6.25%	260	—	44
Total		$19,625	$13,261	$15,195
At June 30, 2013 and December 31, 2012, the weighted average interest rate on our lines of credit was approximately 6.4% and 6.5%, respectively.
At June 30, 2013 and December 31, 2012, we had mortgage notes and other debt payables related to Farmadiet as follows:

(In thousands)	June 30, 2013	December 31, 2012
Current portion of lines of credit and notes payable	$2,385	$2,331
Other long-term liabilities	3,636	3,916
Total mortgage notes and other debt payables	$6,021	$6,247
The mortgages and other debts payable mature at various dates ranging from 2015 through 2024 bearing variable interest rates from 2.7% up to 6.3%. The weighted average interest rate on the mortgage notes and other debt payable at June 30, 2013 and December 31, 2012, was 4.2% and 4.5%, respectively.

NOTE 7 ACCUMULATED OTHER COMPREHENSIVE INCOME
For the six months ended June 30, 2013, changes in Accumulated other comprehensive income, net of tax, were as follows:

(In thousands)	Foreign currency	Unrealized gains in Accumulated OCI
Balance at December 31, 2012	$3,196	$4,160
Other comprehensive income before reclassifications, net of tax (1)	(1,762)	1,829
Amounts reclassified from accumulated other comprehensive income, net of tax (1)	—	(4,593)
Net other comprehensive income	(1,762)	(2,764)
Balance at June 30, 2013	$1,434	$1,396

(1)	Effective tax rate of 38.47%.
Amounts reclassified from Accumulated other comprehensive income for the six months ended June 30, 2013 related to $10.8 million realized gain on the sales of certain of our investments available for sale. Of the $10.8 million gain on the sales of our investments available for sale, $5.9 million and $7.5 million gains, respectively, were reclassified from unrealized gains in Accumulated other comprehensive income to Other income (expense), net for the three and six months ended June 30, 2013.
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
A summary of our investments as of June 30, 2013, classified as available for sale, and carried at fair value is as follows:

	As of June 30, 2013
(In thousands)	Amortized Cost	Gross unrealized gains in Accumulated OCI	Gross unrealized losses in Accumulated OCI	Gain/(Loss) in Accumulated Deficit	Fair value
Common stock investments, available for sale	$1,376	$1,160	$—	$—	$2,536
BZNE Note and conversion feature	1,700	53	—	287	2,040
Neovasc common stock options	925	715	—	679	2,319
U.S. Treasury securities	75,040	—	(7)	(7)	75,026
Total assets	$79,041	$1,928	$(7)	$959	$81,921
A summary of our investments as of December 31, 2012, classified as available for sale, and carried at fair value is as follows:

	As of December 31, 2012
(In thousands)	Amortized Cost	Gross unrealized gains in Accumulated OCI	Gross unrealized losses in Accumulated OCI	Gain/(Loss) in Accumulated Deficit	Fair value
Common stock investments, available for sale	$2,051	$6,185	$—	$—	$8,236
BZNE Note and conversion feature	1,700	53	—	287	2,040
Neovasc common stock options	925	293	—	176	1,394
Neovasc common stock warrants	659	194	—	(375)	478
Total assets	$5,335	$6,725	$—	$88	$12,148

Any future fluctuation in fair value related to these instruments that is judged to be temporary, including any recoveries of previous write-downs, will be recorded in Accumulated other comprehensive income or loss. If we determine that any future valuation adjustment was other-than-temporary, we will record a loss during the period such determination is made.
As of June 30, 2013, we have money market funds that qualify as cash equivalents, forward contracts for inventory purchases (Refer to Note 9) and contingent consideration related to the acquisitions of CURNA, Inc. (“CURNA”), Claros Diagnostics, Inc. (“OPKO Diagnostics”), FineTech Pharmaceuticals, Ltd. (“FineTech”), Farmadiet, and Cytochroma that are required to be measured at fair value on a recurring basis. In addition, in connection with our investment and our consulting agreement with Neovasc, we record the related Neovasc options and warrants at fair value as well as the derivative instruments related to our transactions with Pharmsynthez.
Our financial assets and liabilities measured at fair value on a recurring basis are as follows:

	Fair value measurements as of June 30, 2013
(In thousands)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Assets:
Money market funds	$80,183	$—	$—	$80,183
U.S. Treasury securities	24,999	50,027	—	75,026
Certificates of deposit	—	827	—	827
Pharmsynthez Note Receivable and Purchase Option	—	6,795	—	6,795
Forward contracts	—	133	—	133
Common stock investments, available for sale	2,536	—	—	2,536
BZNE Note and conversation feature	—	—	2,040	2,040
Neovasc common stock options	—	2,319	—	2,319
Total assets	$107,718	$60,101	$2,040	$169,859
Liabilities:
Embedded conversion option	$—	$—	$74,079	$74,079
Deferred acquisition payments, net of discount	—	—	9,415	9,415
Contingent consideration:
CURNA	—	—	549	549
OPKO Diagnostics	—	—	14,512	14,512
FineTech	—	—	2,763	2,763
Cytochroma	—	—	49,784	49,784
Farmadiet	—	—	1,298	1,298
Total liabilities	$—	$—	$152,400	$152,400

	Fair value measurements as of December 31, 2012
(In thousands)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Assets:
Money market funds	$18,716	$—	$—	$18,716
Certificates of deposit	—	820	—	820
Common stock investments, available for sale	8,236	—	—	8,236
BZNE Note and conversation feature	—	—	2,040	2,040
Neovasc common stock options	—	1,394	—	1,394
Neovasc common stock warrants	—	478	—	478
Total assets	$26,952	$2,692	$2,040	$31,684
Liabilities:
Forward contracts	$—	$10	$—	$10
Deferred acquisition payments, net of discount	—	—	10,103	10,103
Contingent consideration:
CURNA	—	—	510	510
OPKO Diagnostics	—	—	12,974	12,974
FineTech	—	—	5,262	5,262
Farmadiet	—	—	1,310	1,310
Total liabilities	$—	$10	$30,159	$30,169
Our U.S. Treasury securities mature on September 5, 2013 ($25.0 million), September 30, 2013 ($25.0 million) and October 15, 2013 ($25.0 million).
The carrying amount and estimated fair value of our long-term debt, as well as the applicable fair value hierarchy tiers, are contained in the table below. The fair value of the Notes is determined using a binomial lattice approach in order to estimate the fair value of the embedded derivative in the Notes. Refer to Note 6.

	June 30, 2013
(In thousands)	Carrying Value	Total Fair Value	Level 1	Level 2	Level 3
Notes	$114,445	$115,402	$—	$—	$115,402
As of June 30, 2013 and December 31, 2012, the carrying value of our other assets and liabilities approximates their fair value due to their short-term nature.
The following tables reconcile the beginning and ending balances of our Level 3 assets and liabilities as of June 30, 2013 and December 31, 2012:

	June 30, 2013
(In thousands)	BZNE Note and conversion feature	Contingent consideration	Deferred acquisition payments, net of discount	Embedded conversion option
Balance at December 31, 2012	$2,040	$20,056	$10,103	$—
Additions	—	47,710	—	59,204
Total losses (gains) for the period:
Included in results of operations	—	3,901	112	14,875
Payments	—	(2,761)	(800)	—
Balance at June 30, 2013	$2,040	$68,906	$9,415	$74,079

	December 31, 2012
(In thousands)	BZNE Note and conversion feature	Contingent consideration	Deferred acquisition payments, net of discount
Balance at December 31, 2011	$—	$18,002	$—
Additions	1,700	1,234	9,673
Total losses (gains) for the period:
Included in results of operations	1,563	820	430
Included in Other comprehensive loss	53	—	—
Transfer out to equity method investment	(1,276)	—	—
Balance at December 31, 2012	$2,040	$20,056	$10,103
The estimated fair values of our financial instruments have been determined by using available market information and what we believe to be appropriate valuation methodologies. We use the following methods and assumptions in estimating fair value:
BZNE Notes and conversion feature - The stock market activity in BZNE does not represent an active market and as such, we determined the fair market value utilizing a business enterprise valuation approach in order to determine the fair value of our investment. The most significant assumptions are the projected revenue growth and operating income (loss). The impact of a change in any of our significant underlying assumptions +/-1% would not result in a materially different fair value.
Contingent consideration – We estimate the fair value of the contingent consideration utilizing a discounted cash flow model for the expected payments based on estimated timing and expected revenues. We use several discount rates depending on each type of contingent consideration related to FineTech, OPKO Diagnostics, CURNA, Farmadiet and Cytochroma transactions. The discount rates used range from 6% to 27% and were based on the weighted average cost of capital for those businesses. If the discount rates were to increase by 1%, on each transaction, the contingent consideration would decrease by $1.3 million. If estimated future sales were to decrease by 10%, the contingent consideration related to CURNA, FineTech and Cytochroma would decrease by $0.5 million. As of June 30, 2013, of the $68.9 million of contingent consideration, $5.3 million is recorded in Accrued expenses and $63.6 million is recorded in Other long-term liabilities. As of December 31, 2012, of the $20.0 million of contingent consideration, $5.1 million is recorded in Accrued expenses and $14.9 million is recorded in Other long-term liabilities.
Deferred payments – We estimate the fair value of the deferred payments utilizing a discounted cash flow model for the expected payments.
Embedded conversion option – We estimate the fair value of the embedded conversion option related to the Notes using a binomial lattice model. Refer to Note 6 for detail description of the binomial lattice model and the fair value assumptions used.
Pharmsynthez Note Receivable and Purchase Option - We determined the fair value of the Pharmsynthez Note Receivable and Purchase Option using a number of Black-Scholes scenarios simulating changes in Pharmsynthez's common stock price. Refer to Note 8.

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
The following table summarizes the fair values and the presentation of our derivative financial instruments in the Condensed Consolidated Balance Sheets:

(In thousands)	Balance Sheet Component	June 30, 2013	December 31, 2012
Derivative financial instruments:
Pharmsynthez Note Receivable and Purchase Option	Prepaid expenses and other current assets	$6,795	$—
Neovasc common stock options/warrants	Investments, net	$2,319	$1,872
Embedded conversion option	3.00% convertible senior notes, net of discount and estimated fair value of embedded derivatives	$74,079	$—
Forward contracts (1)	Current portion of lines of credit and notes payable	$2,242	$1,294

(1)	The effect on loss in the forward contracts is recorded in Accrued expenses. The effect on income in the forward contracts is recorded in Prepaid expenses and other current assets.
To qualify the derivative instrument as a hedge, we are required to meet strict hedge effectiveness and contemporaneous documentation requirements at the initiation of the hedge and assess the hedge effectiveness on an ongoing basis over the life of the hedge. At June 30, 2013 and December 31, 2012, our derivative financial instruments do not meet the documentation requirements to be designated as hedges. Accordingly, we recognize the changes in fair value in Fair value changes of derivative instruments, net in our Condensed Consolidated Statements of Operations. The following table summarizes the (losses) and gains recorded during the three and six months ended June 30, 2013 and 2012:

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2013	2012	2013	2012
Derivative gain (loss):
Pharmsynthez Note Receivable and Purchase Option	$2,599	$—	$2,599	$—
Neovasc common stock options/warrants and BZNE Note conversion feature	(15)	137	1,245	1,167
Notes	9,913	—	(14,875)	—
Forward contracts	154	(114)	133	(27)
Total	$12,651	$23	$(10,898)	$1,140

The outstanding forward contracts at June 30, 2013 and December 31, 2012, have been recorded at fair value, and their maturity details are as follows:

(In thousands) Days until maturity	Contract value	Fair value at June 30, 2013	Effect on income (loss)
0 to 30	$659	$703	$44
31 to 60	410	436	26
61 to 90	618	654	36
91 to 120	422	449	27
121 to 180	—	—	—
More than 180	—	—	—
Total	$2,109	$2,242	$133

(In thousands) Days until maturity	Contract value	Fair value at December 31, 2012	Effect on income (loss)
0 to 30	$—	$—	$—
31 to 60	581	577	(4)
61 to 90	341	339	(2)
91 to 120	212	210	(2)
121 to 180	170	168	(2)
More than 180	—	—	—
Total	$1,304	$1,294	$(10)
NOTE 10 RELATED PARTY TRANSACTIONS
In January 2013, we entered into the Notes, with the Purchasers for the sale of $175.0 million aggregate principal amount of Notes in a private placement in reliance on exemptions from registration under the Securities Act. The Purchasers of the Notes include Frost Gamma Investments Trust, a trust affiliated with Dr. Frost, and Hsu Gamma Investment, L.P., an entity affiliated with Dr. Hsiao. The Notes were issued on January 30, 2013.
In December 2012, we entered into a five-year lease agreement with AVI Properties, LLC (“AVI”), an entity affiliated with Dr. Jonathan Oppenheimer, OURLab’s Chief Executive Officer. The lease is for approximately 44,000 square feet of laboratory and office space in Nashville, Tennessee, where OURLab is based. The lease provides for payments of approximately $18 thousand per month in the first year, increasing annually if the consumer price index exceeds 5%, plus applicable sales tax. In addition to the rent, we pay a portion of operating expenses, property taxes and parking.
During the six months ended June 30, 2013, our FineTech subsidiary recorded revenue of $0.1 million for the sale of APIs to Teva Pharmaceutical Industries, Limited ("Teva"). Dr. Frost serves as the Chairman of the Board of Directors of Teva.
In February 2012, we entered into a cooperative research funding and option agreement with The Scripps Research Institute (“TSRI”) to support research for the development of novel oligomeric compounds relating to our molecular diagnostics technology (the “Research Agreement”). Pursuant to the Research Agreement, we agreed to provide funding of approximately $0.9 million annually over a five year period. In conjunction with entering into the Research Agreement, we also entered into a license agreement with TSRI for technology relating to libraries of peptide tertiary amides. In addition, we entered into a second license with TSRI for technology relating to highly selective inhibitors of c-Jun-N-Terminal Kinases that may be useful for the treatment of various diseases, including Parkinson’s disease. We also entered into a research funding and option agreement to provide funding of approximately $0.2 million annually over three years to support further development of the technology. Dr. Frost served as a Trustee for TSRI until November 2012 and Dr. Richard Lerner, a member of our Board of Directors, served as its President until December 2011.
In February 2012, we made a $1.0 million investment in ChromaDex. Other investors participating in the private financing included the Gamma Trust, Hsu Gamma, and Dr. Lerner. Following our investment, we own 1.5% of ChromaDex, the Gamma Trust owns approximately 16% of ChromaDex; Hsu Gamma owns approximately 1%; and certain of our directors own less than 1% of ChromaDex.
In February 2012, we purchased from BZNE $1.7 million of 10% secured convertible promissory notes (the “BZNE Notes”), convertible into BZNE common stock at a price equal to $0.20 per common share, which BZNE Notes are due and payable on February 24, 2014 and ten year warrants to purchase 8.5 million shares of BZNE common stock at an exercise price of $0.40 per share.

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
In August 2011, we made an investment in Neovasc. Dr. Frost and other members of our management are shareholders of Neovasc. Prior to the investment, Dr. Frost beneficially owned approximately 36% of Neovasc, Dr. Hsiao owned approximately 6%, and Mr. Rubin owned less than 1%. Dr. Hsiao and Mr. Rubin also serve on the board of directors of Neovasc.
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
Effective in September 2009, we entered into an agreement pursuant to which we invested $2.5 million in Cocrystal in exchange for 1,701,723 shares of Cocrystal’s Convertible Series A Preferred Stock. A group of investors, led by the Frost Group LLC, which is a trust controlled by Dr. Frost, Dr. Hsaio and Mr. Rubin, (the “Cocrystal Investors”), previously invested $5.0 million in Cocrystal, and agreed to invest an additional $5.0 million payable in two equal installments in September 2009 and March 2010. As a result of an amendment to the Cocrystal Investors’ agreements dated June 9, 2009, we, rather than the Cocrystal Investors, made the first installment investment ($2.5 million) on September 21, 2009.
In June 2009, we entered into a stock purchase agreement with Sorrento, pursuant to which we invested $2.3 million in Sorrento Therapeutics, Inc. ("Sorrento"). In exchange for the investment, we acquired approximately one-third of the outstanding common shares of Sorrento and received a fully-paid, exclusive license to the Sorrento antibody library for the discovery and development of therapeutic antibodies in the field of ophthalmology. On September 21, 2009, Sorrento entered into a merger transaction with Quikbyte Software, Inc. (“Quikbyte”). Prior to the merger transaction, certain investors, including Dr. Frost and other members of our management group, made an investment in Quikbyte. Dr. Lerner serves as a consultant and scientific advisory board member to Sorrento and owns less than one percent of its shares.
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
We reimburse Dr. Frost for Company-related use by Dr. Frost and our other executives of an airplane owned by a company that is beneficially owned by Dr. Frost. We reimburse Dr. Frost in an amount equal to the cost of a first class airline ticket between the travel cities for each executive, including Dr. Frost, traveling on the airplane for Company-related business. We do not reimburse Dr. Frost for personal use of the airplane by Dr. Frost or any other executive; nor do we pay for any other fixed or variable operating costs of the airplane. For the three and six months ended June 30, 2013, we reimbursed Dr. Frost approximately $5 thousand and $18 thousand, respectively, for Company-related travel by Dr. Frost and other OPKO executives. For the three and six months ended June 30, 2012, we reimbursed Dr. Frost approximately $65 thousand and $129 thousand, respectively, for Company-related travel by Dr. Frost and other OPKO executives.
NOTE 11 COMMITMENTS AND CONTINGENCIES
In connection with our acquisitions of CURNA, OPKO Diagnostics, FineTech, Farmadiet, and Cytochroma, we agreed to pay future consideration to the sellers upon the achievement of certain events. As a result, as of June 30, 2013 , we recorded $68.9 million as contingent consideration, with $5.3 million recorded within Accrued expenses and $63.6 million recorded within Other long-term liabilities in the accompanying Condensed Consolidated Balance Sheets. Refer to Note 4.
On April 29, 2013, we were named in a putative class action filed in the Eighth Judicial District Court in and for Clark County, Nevada against PROLOR Biotech, Inc. (“PROLOR”), the members of the PROLOR Board of Directors, individually (including Drs. Frost and Hsiao and Steven Rubin), and the Company. From May 1, 2013 through May 6, 2013, we were named in an additional five putative class actions suits filed in the Eighth Judicial District Court in and for Clark County, Nevada against the same defendants. On July 17, 2013, these suits were consolidated, for all purposes, into an amended class action complaint as part of the In re PROLOR Biotech, Inc. Shareholders' Litigation (Case No. A-13-680860-B). The lawsuit is brought by purported holders of PROLOR's common stock, both individually and on behalf of a putative class of PROLOR's stockholders, asserting claims that (i) PROLOR's directors breached their fiduciary duties in connection with the proposed merger by, among other things, purportedly failing to maximize stockholder value, (ii) PROLOR and its Board of Directors failed to disclose material information concerning the proposed merger, and (iii) the Company aided and abetted PROLOR's directors' alleged breach of their fiduciary duties. The lawsuit seeks various damages, an award of all costs, and reasonable attorneys' fees, as well as certain equitable relief, including enjoining consummation of the merger and, alternatively, rescinding the merger in the event it is consummated. The Company denies the allegations and intends to vigorously defend the actions. It is too early to assess the probability of a favorable or unfavorable outcome or the loss or range of loss, if any.
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
In October 2012, we received a letter from counsel to Optos, Inc., making certain indemnity claims against us in connection with the sale of our ophthalmic instrumentation business. It is too early to assess the likelihood of litigation in this matter or the probability of a favorable or unfavorable outcome. However, we do not currently believe this matter will have a material impact on our results of operations or financial condition.
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
Information regarding our operations and assets for our operating segments and the unallocated corporate operations as well as geographic information are as follows:

	For the three months ended June 30,		For the six months ended June 30,
(In thousands)	2013	2012	2013	2012
Product revenues:
Pharmaceuticals	$18,618	$9,917	$34,145	$18,556
Diagnostics	—	—	—	—
Corporate	—	—	—	—
	$18,618	$9,917	$34,145	$18,556
Revenue from services and transfer of intellectual property:
Pharmaceuticals	$1,300	$—	$13,800	$—
Diagnostics	3,823	243	7,132	330
Corporate	80	51	120	102
	$5,203	$294	$21,052	$432
Operating (loss) income:
Pharmaceuticals	$(4,528)	$(1,955)	$3,955	$(3,317)
Diagnostics	(6,750)	(4,356)	(16,384)	(9,025)
Corporate	(5,762)	(3,030)	(10,787)	(5,846)
Less: Operating loss attributable to noncontrolling interests	(943)	—	(1,540)	—
	$(17,983)	$(9,341)	$(24,756)	$(18,188)
Depreciation and amortization:
Pharmaceuticals	$1,702	$1,575	$3,397	$3,025
Diagnostics	1,704	835	3,393	1,669
Corporate	45	44	90	88
	$3,451	$2,454	$6,880	$4,782
Revenues:
United States	$5,203	$294	$21,052	$432
Chile	8,482	7,187	16,223	12,888
Spain	5,153	—	9,477	—
Israel	3,995	1,518	6,567	3,145
Mexico	988	1,212	1,878	2,523
	$23,821	$10,211	$55,197	$18,988

(In thousands)	June 30, 2013	December 31, 2012
Assets:
Pharmaceuticals	$336,266	$142,299
Diagnostics	114,095	112,422
Corporate	190,719	35,109
	$641,080	$289,830
Goodwill:
Pharmaceuticals	$34,480	$32,844
Diagnostics	47,606	47,606
Corporate	—	—
	$82,086	$80,450
During the three and six months ended June 30, 2013 and 2012, no customer represented more than 10% of our total revenue. As of June 30, 2013 and December 31, 2012, no customer represented more than 10% of our accounts receivable balance.
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
NOTE 14 SUBSEQUENT EVENTS
We have reviewed all subsequent events and transactions that occurred after the date of our June 30, 2013 condensed consolidated balance sheet date, through the time of filing this Quarterly Report on Form 10-Q.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
OVERVIEW
You should read this discussion together with the condensed consolidated financial statements, related Notes, and other financial information included elsewhere in this report and in our Annual Report on Form 10-K for the year ended December 31, 2012 (the “Form 10-K”). The following discussion contains assumptions, estimates and other forward-looking statements that involve a number of risks and uncertainties, including those discussed under “Risk Factors,” in Part II, Item 1A of our Form 10-K for the year ended December 31, 2012 as updated by our Quarterly Report on Form 10-Q for the quarter ended March 31, 2013. These risks could cause our actual results to differ materially from those anticipated in these forward-looking statements.
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

RECENT DEVELOPMENTS
In April 2013 we entered into an Agreement and Plan of Merger (the “PROLOR Merger Agreement”) pursuant to which we will acquire PROLOR Biotech, Inc. (“PROLOR”), a biopharmaceutical company focused on developing and commercializing longer-acting proprietary versions of already approved therapeutic proteins, in an all-stock transaction. Under the terms of the PROLOR Merger Agreement, holders of PROLOR common stock will receive 0.9951 shares of our Common Stock for each share of PROLOR common stock. Based on a price of $7.03 per share of our Common Stock, the transaction is valued at approximately $480 million, or $7.00 per share of PROLOR common stock. The companies expect the transaction to be completed during the second half of 2013. Closing of the transaction is subject to certain conditions including, the approval of PROLOR’s and our stockholders and other customary closing conditions. The Board of Directors of each of OPKO and PROLOR have approved the merger and the PROLOR Merger Agreement. In addition, the transaction was also approved by PROLOR’s Strategic Alternatives Committee.
In June 2013, PROLOR initiated a pivotal Phase III clinical trial for its long-acting version of human growth hormone, hGH-CTP, for treatment in adults with growth hormone deficiency (GHD). PROLOR has reported that previous trials showed that hGH-CTP has the potential to reduce the required dosing frequency of human growth hormone from the current standard of one injection per day to a single weekly injection. PROLOR has also stated that hGH-CTP demonstrated a good safety and tolerability profile in these previous clinical trials. A Phase II trial in children with GHD is currently ongoing. Recombinant human growth hormone (hGH) is used for the long-term treatment of children and adults with GHD due to inadequate secretion of endogenous growth hormone. hGH-CTP has been awarded orphan drug designation in the U.S. and Europe for both adults and children with GHD.
In April 2013, we entered into a series of concurrent transactions with OAO Pharmsynthez (“Pharmsynthez”), a Russian pharmaceutical company traded on the Moscow Stock Exchange. The transactions consisted of:
•We delivered approximately $9.6 million to Pharmsynthez at inception in exchange for approximately 13.6 million of its common shares.
•Pharmsynthez agreed to issue, at its option, approximately 12.0 million shares of its common stock or pay us Russian Rubles (“RUR”) 265.0 million ($8.1 million) on or before December 31, 2013.
•We have a right to purchase additional shares in Pharmsynthez at a fixed price if Pharmsynthez pays us in RUR rather than the 12.0 million shares of Pharmsynthez common stock (the “Purchase Option”).
•We delivered to Pharmsynthez a license agreement for certain technology rights in the Russian Federation, Ukraine, Belorussia, Azerbaidjan and Kazakhstan (the “Territories”).
•We will receive from Pharmsynthez a royalty on net sales of the technologies in the Territories, as well as a percentage of any sublicense income for products utilizing the technology to third parties in the Territories.
•Pharmsynthez will pay us $9.5 million under collaboration and funding agreements (the “Collaboration Payments”) for the development of the licensed technology rights (the “Collaboration Agreements”).
We recorded the initial shares received in Pharmsynthez as an equity method investment.  We recorded the receivable of Pharmsynthez common stock or RUR, and the Purchase Option, as financial instruments and elected the fair value option for subsequent measurement. Changes in the fair value of the receivable from Pharmsynthez for its common stock or RUR, with the embedded derivative, and the Purchase Option are recorded in Fair value changes of derivative instruments, net in our Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2013
We have accounted for the license and development activities as a multi-element arrangement, and allocated the total arrangement consideration based on the relative selling prices of the elements. We will record the allocated consideration for development activities as an offset to Research and development expense over the three-year term of the Collaboration Agreements.  We will record revenue in connection with the license agreement proportionately as the payments are received.

RESULTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30, 2013 AND 2012
Revenues. Revenues for the three months ended June 30, 2013, were $23.8 million, compared to $10.2 million for the 2012 period. The increase in revenue principally reflected revenues related to the post June 30, 2012 acquisitions of Farmadiet Group Holding, S.L. (“Farmadiet”), SciVac Ltd ("SciVac"), previously known as SciGen (I.L.) Ltd, and Prost-Data, Inc. (“OURLab”), which contributed $5.2 million, $0.2 million and $2.9 million of revenue, respectively, during the three months ended June 30, 2013. Revenue from our Chilean operations increased $1.3 million during the three months ended June 30, 2013, which was partially offset by a decrease of $0.2 million in revenue from our Mexican operations. Revenue from our Israeli API business increased $2.2 million during the three months ended June 30, 2013. Revenue related to our molecular diagnostics collaboration agreements and license agreements, increased $2.0 million during the three months ended June 30, 2013 compared to the 2012 period, primarily related to revenue recorded in connection to the Pharmsynthez's license agreement.
Costs of revenue. Costs of revenue for the three months ended June 30, 2013 was $13.1 million, compared to $6.6 million for the 2012 period. Costs of revenue for the three months ended June 30, 2013, increased principally due to costs of revenue recorded by Farmadiet, SciVac and OURLab of $1.8 million, $1.1 million and $2.9 million, respectively. Costs of revenue from our Israeli API business, as well as our Chilean and Mexican operations increased $0.2 million, $0.2 million and $0.3 million, respectively, during the three months ended June 30, 2013.
Selling, general and administrative expenses. Selling, general and administrative expenses for the three months ended June 30, 2013 were $13.9 million, compared to $5.4 million for the 2012 period. The increase in selling, general and administrative expenses principally resulted from $5.4 million of such expenses recorded during the three months ended June 30, 2013, by Farmadiet, SciVac, OURLab, Cytochroma Inc. ("Cytochroma") and OPKO Do Brasil Comércio De Produtos Farmacéuticos Ltda, previously known as Silcon Comércio, Importacao E Exportacao de Produtos Farmacéuticos e Cosmeticos Ltda ("OPKO Brazil"), which businesses were acquired post June 30, 2012. Excluding the selling, general and administrative expenses of the acquired businesses, selling, general and administrative expenses increased by $3.1 million during the three months ended June 30, 2013, principally as a result of increased personnel expenses and professional fees associated with our increased operations. Selling, general and administrative expenses during the three months ended June 30, 2013 and 2012, also include equity-based compensation expense of $1.2 million and $0.6 million, respectively.
Research and development expenses. Research and development expenses for the three months ended June 30, 2013 and 2012, were $9.6 million and $4.5 million, respectively. The increase in research and development expenses during the three months ended June 30, 2013, principally resulted from an increase of $4.0 million related to the Cytochroma development programs, including the cost of the ongoing Phase 3 clinical trials for RayaldyTM and from $0.4 million related to research and development activities performed by Farmadiet. During the three months ended June 30, 2013, we recorded, as an offset to research and development expenses, $0.5 million related to research and development grants received and our collaboration and funding arrangements. Research and development expenses for the three months ended June 30, 2013 and 2012, also included equity-based compensation expense of $0.5 million and $0.4 million, respectively.
Contingent consideration. Contingent consideration expenses for the three months ended June 30, 2013 and 2012, were $2.6 million and $1.0 million, respectively. The increase in contingent consideration expense resulted from changes in the fair value of the contingent consideration liabilities due to the time value of money and the impact of changes in the underlying assumptions, if any, during the period. The contingent consideration liabilities relate to potential amounts payable to former stockholders of CURNA, Inc. ("CURNA"), Claros Diagnostics Inc. (“OPKO Diagnostics”), FineTech Pharmaceuticals, Ltd. ("FineTech"), Farmadiet and Cytochroma pursuant to our acquisition agreements in January 2011, October 2011, December 2011, August 2012 and March 2013, respectively.
Amortization of intangible assets. Amortization of intangible assets was $2.7 million and $2.1 million for the three months ended June 30, 2013 and 2012, respectively. Amortization expense increased due to the acquisitions of Farmadiet, OURLab and Cytochroma, in August 2012, December 2012 and March 2013, respectively.
Other income and (expense), net. Other income and (expense), net for the three months ended June 30, 2013 and 2012 was $16.9 million and ($0.4) million, respectively. During the three months ended June 30, 2013, we recorded a $9.9 million non-cash other income expense related to the changes in the fair value of the embedded derivatives in the 3.00% convertible senior notes, (the "Notes"), a $2.6 million non-cash other income related to the changes in the fair value of Pharmsynthez Note Receivable and Purchase Option, and a gain of $6.3 million on the sale of certain of our investments available for sale. Other income and (expense), net, for the three months ended June 30, 2013, also included $3.8 million of interest expense principally related to interest expense incurred by the Notes and by the amortization of related deferred financing costs. For the three months ended June 30, 2012, other expense, net principally consisted of interest expense incurred in our Chilean lines of credit and foreign currency expense, partially offset by the interest earned on our cash and cash equivalents.
Loss from investment in investees. Loss from investment in investees was $2.4 million and $0.5 million for the three months ended June 30, 2013 and 2012, respectively. The increase in loss from investment in investees is primarily due to the result of increased research and development activities at our investees as well as the impact of including the activities of our recent investment in RXi Pharmaceuticals Corporation ("RXi") and Pharmsynthez.

Income taxes. Our income tax provision reflects the projected income tax payable in Israel, Chile, Spain and Canada. We have recorded a full valuation allowance against our deferred tax assets in the U.S. In May 2013, our Israeli API business elected a new tax regime, which sets its effective tax rate at 12.5% compared to a previous tax rate that was based on a ratio of revenue and turnover basis in the old tax regime, ranging from 10% to 25%.
FOR THE SIX MONTHS ENDED JUNE 30, 2013 AND 2012
Revenues. Revenues for the six months ended June 30, 2013, were $55.2 million, compared to $19.0 million for the 2012 period. The increase in revenue principally reflected one-time, non–cash revenue of $12.5 million related to the sale of substantially all of our assets in the field of RNA interference to RXi, and revenues related to the post June 30, 2012, acquisitions of Farmadiet, SciVac and OURLab, which contributed $9.5 million, $0.9 million and $5.8 million of revenue, respectively, during the six months ended June 30, 2013. Revenue from our Chilean operations increased $3.3 million during the six months ended June 30, 2013, which was partially offset by a decrease of $0.6 million in revenue from our Mexican operations. Revenue from our Israeli API business increased $2.5 million during the six months ended June 30, 2013. Revenue related to our molecular diagnostics collaboration agreements and license agreements, excluding the RXi revenue, increased $2.3 million during the six months ended June 30, 2013 compared to the 2012 period, primarily related to revenue recorded in connection to the Pharmsynthez's license agreement.
Cost of revenue. Costs of revenue for the six months ended June 30, 2013 was $24.9 million, compared to $11.5 million for the 2012 period. Costs of revenue for the six months ended June 30, 2013 increased principally as a result of costs of revenues related to the post June 30, 2012 acquisitions of Farmadiet, SciVac and OURLab of $3.5 million, $1.9 million, and $5.6 million, respectively. Costs of revenue from our Israeli API business, our Chilean and Mexican operations increased $0.2 million, $1.7 million and $0.4 million, respectively, during the six months ended June 30, 2013.
Selling, general and administrative expenses. Selling, general and administrative expenses for the six months ended June 30, 2013, were $26.3 million, compared to $10.1 million for the 2012 period. The increase in selling, general and administrative expenses principally resulted from $9.9 million of such expenses recorded during the six months ended June 30, 2013, by Farmadiet, SciVac, OURLab, Cytochroma and OPKO Brazil, which businesses were acquired post June 30, 2012. Excluding the selling, general and administrative expenses of the acquired businesses, selling, general and administrative expenses increased by $6.3 million during the six months ended June 30, 2013, principally as a result of increased personnel expenses and professional fees associated with our increased operations. Selling, general and administrative expenses during the six months ended June 30, 2013 and 2012, also include equity-based compensation expense of $2.6 million and $1.2 million, respectively.
Research and development expenses. Research and development expenses for the six months ended June 30, 2013 and 2012, were $19.5 million and $9.3 million, respectively. The increase in research and development expenses during the six months ended June 30, 2013, principally resulted from an increase of $5.7 million related to the Cytochroma development programs, including the cost of the ongoing Phase 3 clinical trials for RayaldyTM, and from $0.7 million related to research and development activities performed by Farmadiet. Research and development expenses for the six months ended June 30, 2013 and 2012, also include equity-based compensation expense of $4.4 million and $1.0 million, respectively. The increase in equity-based compensation expense principally reflects the mark to market impact of Common Stock options granted to non-employees and the associated increase in the trading price of our Common Stock during the six months ended June 30, 2013. During the six months ended June 30, 2013, we recorded, as an offset to research and development expenses, $1.0 million related to grants and collaboration and funding arrangements.
Contingent consideration. Contingent consideration expenses for the six months ended June 30, 2013 and 2012, were $3.9 million and $2.1 million, respectively. The increase in contingent consideration expense resulted from changes in the fair value of the contingent consideration liabilities due to the time value of money and the impact of changes in the underlying assumptions, if any, during the period. The contingent consideration liabilities relate to potential amounts payable to former stockholders of CURNA, OPKO Diagnostics, FineTech, Farmadiet and Cytochroma pursuant to our acquisition agreements in January 2011, October 2011, December 2011, August 2012 and March 2013, respectively.
Amortization of intangible assets. Amortization of intangible assets was $5.4 million and $4.1 million for the six months ended June 30, 2013 and 2012, respectively. Amortization expense increased due to the acquisitions of Farmadiet, OURLab and Cytochroma in August 2012, December 2012 and March 2013, respectively.
Other income and (expense), net. Other income and (expense), net for the six months ended June 30, 2013 and 2012, was ($7.1) million and $0.5 million, respectively. During the six months ended June 30, 2013, we recorded a $14.9 million non-cash charge, net, related to the changes in the fair value of the embedded derivatives in the Notes, partially offset by other income of $1.2 million related to changes in the fair value of the warrants and options received in connection with our investment in Neovasc and by other income of $2.6 million related to the changes in the fair value of Pharmsynthez Note Receivable and

Purchase Option. Other income and (expense), net, for the six months ended June 30, 2013, also included $6.7 million of interest expense primarily related to interest expense incurred by the Notes and by the amortization of related deferred financing costs. For the six months ended June 30, 2012, other income, net included $1.1 million of other income recognized from the change in fair value of the warrants received in connection with our investment in Biozone Pharmaceuticals, Inc., partially offset by other expense recognized for the decrease in fair value of warrants and options received in connections with our investment in Neovasc and the interest expense incurred by our Chilean lines of credit.
Loss from investment in investees. Loss from investment in investees was $6.3 million and $1.0 million for the six months ended June 30, 2013 and 2012, respectively. The increase in loss from investment in investees is primarily due to the result of increased research and development activities at our investees as well as the impact of including the activities of RXi and Pharmsynthez for the six months ended June 30, 2013.
Income taxes. Our income tax provision reflects the projected income tax payable in Israel, Chile, Spain and Canada. We have recorded a full valuation allowance against our deferred tax assets in the U.S. On May 2013, our Israeli API business elected a new tax regime, which sets its effective tax rate at 12.5% compared to a previous tax rate that was based on a ratio of revenue and turnover basis in the old tax regime, ranging from 10% to 25%.

LIQUIDITY AND CAPITAL RESOURCES
At June 30, 2013, we had cash, cash equivalents and marketable securities of approximately $169.1 million. Cash used in operations during 2013 principally reflects expenses related to selling, general and administrative activities related to our corporate operations, research and development activities and our operations in Chile, Spain, SciVac, Brazil and Mexico, partially offset by cash provided from our operations at FineTech. Cash used in investing activities primarily reflects the purchase of marketable securities of $50.0 million, the $13.3 million investment in RXi and Pharmsynthez, capital expenditures of $2.1 million and net cash used in business combinations of $0.1 million, partially offset from the sale of investments available for sale. Cash provided by financing activities primarily reflects the issuance of the Notes and $1.5 million received from Common Stock option and Common Stock warrant exercises. Since our inception, we have not generated sufficient gross margins to offset our operating and other expenses and our primary source of cash has been from the public and private placement of stock and credit facilities available to us.
In April 2013 we invested $9.6 million in exchange for approximately 13.6 million shares of Pharmsynthez common stock. Concurrent with out investment, Pharmsynthez also agreed to issue, at its option, approximately 12.0 million shares of its common stock or pay us Russian Rubles (“RUR”) 265.0 million ($8.1 million) on or before December 31, 2013. We have a right to purchase additional shares in Pharmsynthez at a fixed price if Pharmsynthez pays us in RUR rather than the 12.0 million shares of Pharmsynthez common stock (the “Purchase Option”).
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
In connection with our acquisitions of CURNA, OPKO Diagnostics, FineTech and Cytochroma we agreed to pay future consideration to the sellers upon the achievement of certain events, including minimum cash payments of $5.0 million to the former stockholder of FineTech upon the achievement of certain sales milestones, of which $2.7 million was paid in March 2013; up to an additional $19.1 million in shares of our Common Stock to the former stockholders of OPKO Diagnostics upon and subject to the achievement of certain milestones; and up to an additional $190.0 million in either shares of our Common Stock or cash, at our option subject to the achievement of certain milestones, to the former shareholders of Cytochroma. In connection with the acquisition of Farmadiet, we agreed to pay an additional €3.4 million (US$4.3 million) in August 2013 and €3.4 million (US$4.3 million) in February 2014 in cash or shares of our Common Stock. On August 2, 2013, we issued 585,703 shares of our Common Stock to satisfy the August 2013 obligation. Further, upon the achievement of certain development milestones, we are obligated to issue 125,000 shares of our Common Stock and €0.8 million (US$1.0 million) in shares of our Common Stock or cash, at our option.
As of June 30, 2013, we have outstanding lines of credit in the aggregate amount of $13.3 million with 15 financial institutions in Chile and Spain, of which $6.4 million is unused. The weighted average interest rate on these lines of credit is approximately 6.4%. These lines of credit are short-term and are generally due within three months. These lines of credit are used primarily as a source of working capital for inventory purchases. The highest balance at any time during the six months ended June 30, 2013, was $16.5 million. We intend to continue to enter into these lines of credit as needed. There is no assurance that these lines of credit or other funding sources will be available to us on acceptable terms, or at all, in the future.
We expect to incur losses from operations for the foreseeable future. We expect to incur substantial research and development expenses, including expenses related to the hiring of personnel and additional clinical trials. We expect that selling, general and administrative expenses will also increase as we expand our sales, marketing and administrative staff and add infrastructure.
We believe that the cash, cash equivalents, and marketable securities on hand at June 30, 2013, which include the net proceeds from the Notes, and the amounts available to be borrowed under our lines of credit are sufficient to meet our anticipated cash requirements for operations and debt service beyond the next 12 months. We based this estimate on assumptions that may prove to be wrong or are subject to change, and we may be required to use our available cash resources sooner than we currently expect. If we acquire additional assets or companies, accelerate our product development programs or initiate additional clinical trials, we will need additional funds. Our future cash requirements will depend on a number of factors, including possible acquisitions, the continued progress of research and development of our product candidates, the timing and outcome of clinical trials and regulatory approvals, the costs involved in preparing, filing, prosecuting, maintaining, defending, and enforcing patent claims and other intellectual property rights, the status of competitive products, the availability of financing, and our success in developing markets for our product candidates. If we are not able to secure additional funding when needed, we may have to delay, reduce the scope of, or eliminate one or more of our clinical trials or research and development programs or possible acquisitions.
The following table provides information as of June 30, 2013 with respect to the amounts and timing of our known contractual obligation payments due by period.

Contractual obligations (In thousands)	Remaining Six Months ending December 31, 2013	2014	2015	2016	2017	2018	Thereafter	Total
Open purchase orders	$12,004	$2	$—	$—	$—	$—	$—	$12,006
Operating leases	1,255	1,978	1,458	1,240	555	266	321	7,073
3.00% convertible senior notes	—	—	—	—	—	—	188,524	188,524
Mortgages and other debts payable (1)	2,121	590	504	395	358	303	1,750	6,021
Lines of credit	13,261	—	—	—	—	—	—	13,261
Interest commitments	3,289	5,393	5,374	5,358	5,344	5,329	518	30,605
Total	$31,930	$7,963	$7,336	$6,993	$6,257	$5,898	$191,113	$257,490

(1)	Excludes $1.3 million of consolidated liabilities related to SciVac, as to which there is no recourse against us.
The preceding table does not include information where the amounts of the obligations are not currently determinable, including the following:
- Contractual obligations in connection with clinical trials, which span over two years, and that depend on patient enrollment. The total amount of expenditures is dependent on the actual number of patients enrolled and as such, the contracts do not specify the maximum amount we may owe.
- Product license agreements effective during the lesser of 15 years or patent expiration whereby payments and amounts are determined by applying a royalty rate on uncapped future sales.
- Contingent consideration that includes payments upon achievement of certain milestones including meeting development milestones such as the completion of successful clinical trials, new drug application approvals by the U.S. FDA and revenue milestones upon the achievement of certain revenue targets all of which are anticipated to be paid within the next 7 years and are payable in either shares of our Common Stock or cash, at our option, and that may aggregate up to $213.3 million.

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
Goodwill and Intangible Assets. Goodwill and other intangible assets acquired in business combinations, licensing and other transactions were $364.9 million million and $176.2 million, respectively, at June 30, 2013 and December 31, 2012, representing approximately 57% and 61% of total assets, respectively.
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

Goodwill was $82.1 million and $80.5 million, respectively, at June 30, 2013 and December 31, 2012. Goodwill is tested at least annually for impairment or when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable, on an enterprise level by assessing qualitative factors or performing a quantitative analysis in determining whether it is more likely than not that its fair value exceeds the carrying value. Examples of qualitative factors include our share price, our financial performance compared to budgets, long-term financial plans, macroeconomic, industry and market conditions as well as the substantial excess of fair value over the carrying value of net assets from the annual impairment test performed in the prior year.
Intangible assets were $282.8 million and $95.8 million, including IPR&D of $203.1 million and $11.5 million, respectively, at June 30, 2013 and December 31, 2012. Intangible assets are tested for impairment whenever events or changes in circumstances warrant a review, although IPRD is required to be tested at least annually. Intangible assets are highly vulnerable to impairment charges, particularly newly acquired assets for recently launched products or IPR&D. These assets are initially measured at fair value and therefore any reduction in expectations used in the valuations could potentially lead to impairment. Some of the more common potential risks leading to impairment include competition, earlier than expected loss of exclusivity, pricing pressures, adverse regulatory changes or clinical trial results, delay or failure to obtain regulatory approval and additional development costs, inability to achieve expected synergies, higher operating costs, changes in tax laws and other macro-economic changes. The complexity in estimating the fair value of intangible assets in connection with an impairment test is similar to the initial valuation.
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
We analyze accounts receivable and historical bad debt levels, customer credit worthiness and current economic trends when evaluating the adequacy of the allowance for doubtful accounts using the specific identification method. Our reported net loss is directly affected by management’s estimate of the collectability of accounts receivable. The allowance for doubtful accounts recognized in our Condensed Consolidated Balance Sheets at June 30, 2013 and December 31, 2012 was $0.9 million and $0.5 million, respectively.
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
Our derivative activities, which consist of foreign exchange forward contracts, are initiated to hedge forecasted cash flows that are exposed to foreign currency risk. The foreign exchange forward contracts generally require us to exchange local currencies for foreign currencies based on pre-established exchange rates at the contracts’ maturity dates. As exchange rates change, gains and losses on these contracts are generated based on the change in the exchange rates that are recognized in the Consolidated Statement of Operations at maturity, and offset the impact of the change in exchange rates on the foreign currency cash flows that are hedged. If the counterparties to the exchange contracts do not fulfill their obligations to deliver the contracted currencies, we could be at risk for currency related fluctuations. We had $2.2 million in foreign exchange forward contracts outstanding at June 30, 2013, primarily to hedge Chilean-based operating cash flows against U.S. dollars. If Chilean Pesos were to strengthen in relation to the U.S. dollar, our loss or gain on hedged foreign currency cash-flows would be offset by the derivative contracts, with a net effect of zero.
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
At June 30, 2013, we had cash and cash equivalents and marketable securities of $169.1 million. The weighted average interest rate related to our cash and cash equivalents for the six months ended June 30, 2013 was 0%. As of June 30, 2013, the principal value of our credit lines was $13.3 million at a weighted average interest rate of approximately 6.4% for the six months then ended. In addition, we have outstanding 3.00% convertible senior notes with a face value of $175 million.
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
Item 4. Controls and Procedures
The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Securities and Exchange Commission (“SEC”) Rule 13a-15(e) as of June 30, 2013. Based on that evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures are effective to ensure that information the Company is required to disclose in reports that it files or submits under the Securities Exchange Act is accumulated and communicated to management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.
Changes to the Company’s Internal Control Over Financial Reporting
In connection with the Farmadiet Group Holding, S.L. ("Farmadiet"), SciVac Ltd, formerly SciGen (I.L.) Ltd ("SciVac"), OPKO OURLab LLC, formerly Prost-Data, Inc. ("OURLab") and Cytochroma Inc. ("Cytochroma") acquisitions in August 2012, October 2012, December 2012 and March 2013, respectively, we began implementing standards and procedures at Farmadiet, SciVac, OURLab and Cytochroma, including upgrading and establishing controls over accounting systems, and adding employees and consultants who are trained and experienced in the preparation of financial statements in accordance with U.S. GAAP to ensure that we have in place appropriate internal control over financial reporting at Farmadiet, SciVac, OURLab and Cytochroma. These changes to the Company’s internal control over financial reporting that occurred during the Company’s second fiscal quarter of 2013 have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
On April 29, 2013, a putative class action was filed in the Eighth Judicial District Court in and for Clark County, Nevada against PROLOR Biotech, Inc. (“PROLOR”), the members of the PROLOR Board of Directors, individually (including Drs. Frost and Hsiao and Steven Rubin), and the Company. From May 1, 2013 through May 6, 2013, we were named in an additional five putative class actions lawsuits filed in the Eight Judicial District Court in and for Clark County, Nevada against the same defendants. On July 17, 2013, these six suits were consolidated, for all purposes, into an amended class action complaint as part of the In re PROLOR Biotech, Inc. Shareholders' Litigation (Case No. A-13-680860-B). The lawsuit is brought by purported holders of PROLOR's common stock, both individually and on behalf of a putative class of PROLOR's stockholders, asserting claims that (i) PROLOR's directors breached their fiduciary duties in connection with the proposed merger by, among other things, purportedly failing to maximize stockholder value, (ii) PROLOR and its Board of Directors failed to disclose material information concerning the proposed merger, and (iii) the Company aided and abetted PROLOR's directors' alleged breach of their fiduciary duties. The lawsuit seeks various damages, an award of all costs, and reasonable attorneys' fees, as well as certain equitable relief, including enjoining consummation of the merger and, alternatively, rescinding the merger in the event it is consummated. The Company denies the allegations and intends to vigorously defend the actions. It is too early to assess the probability of a favorable or unfavorable outcome or the loss or range of loss, if any.
Item 1A. Risk Factors
There have been no material changes in our risk factors from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, as updated by the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2013.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not Applicable.
Item 5. Other Information
None.
Item 6. Exhibits.

Exhibit 2.11(1)	Agreement and Plan of Merger, dated April 23, 2013, among OPKO Health, Inc., POM Acquisition, Inc., and PROLOR Biotech, Inc.
Exhibit 3.1(2)	Amended and Restated Certificate of Incorporation.
Exhibit 3.2(3)	Amended and Restated By-Laws.
Exhibit 4.3(4)	Indenture, dated as of January 30, 2013, between OPKO Health, Inc. and Wells Fargo Bank, National Association.
Exhibit 31.1
Certification by Phillip Frost, Chief Executive Officer, pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended June 30, 2013.

Exhibit 31.2
Certification by Juan F. Rodriguez, Chief Financial Officer, pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended June 30, 2013.

Exhibit 32.1
Certification by Phillip Frost, Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended June 30, 2013.

Exhibit 32.2
Certification by Juan F. Rodriguez, Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended June 30, 2013.

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

(1)	Filed with the Company's Preliminary Joint Proxy Statement/Prospectus, Form S-4, with the Securities Exchange Commission on June 27, 2013, as amended.

(2)	Filed with the Company’s Current Report on Form 8-A filed with the Securities and Exchange Commission on June 11, 2007, and incorporated herein by reference.

(3)	Filed with the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2008, and incorporated herein by reference.

(4)	Filed with the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 5, 2013, and incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 9, 2013	OPKO Health, Inc.

/s/ Adam Logal
Adam Logal
Vice President, Finance, Chief Accounting
Officer and Treasurer

Exhibit Index

Exhibit Number	Description

Exhibit 31.1
Certification by Phillip Frost, Chief Executive Officer, pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended June 30, 2013.

Exhibit 31.2
Certification by Juan F. Rodriguez, Chief Financial Officer, pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended June 30, 2013.

Exhibit 32.1
Certification by Phillip Frost, Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended June 30, 2013.

Exhibit 32.2
Certification by Juan F. Rodriguez, Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended June 30, 2013.

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