Form 10-Q
period 2013-09-30
Opko Health, Inc.
filed 2013-11-12
CIK 944809

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013.
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):   ☐  YES    ☒  NO
As of October 31, 2013, the registrant had 407,989,487 shares of common stock outstanding.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains “forward-looking statements,” as that term is defined under the Private Securities Litigation Reform Act of 1995 (“PSLRA”), Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements include statements about our expectations, beliefs or intentions regarding our product development efforts, business, financial condition, results of operations, strategies or prospects. You can identify forward-looking statements by the fact that these statements do not relate strictly to historical or current matters. Rather, forward-looking statements relate to anticipated or expected events, activities, trends or results as of the date they are made. Because forward-looking statements relate to matters that have not yet occurred, these statements are inherently subject to risks and uncertainties that could cause our actual results to differ materially from any future results expressed or implied by the forward-looking statements. Many factors could cause our actual activities or results to differ materially from the activities and results anticipated in forward-looking statements. These factors include those described below and in “Item 1A-Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2012, as updated by our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2013 and June 30, 2013, and described from time to time in our other reports filed with the Securities and Exchange Commission. Except as required by law, we do not undertake any obligation to update forward-looking statements. We intend that all forward-looking statements be subject to the safe-harbor provisions of the PSLRA. These forward-looking statements are only predictions and reflect our views as of the date they are made with respect to future events and financial performance.
Risks and uncertainties, the occurrence of which could adversely affect our business, include the following:

•	We have a history of operating losses and we do not expect to become profitable in the near future.

•	Our technologies are in an early stage of development and are unproven.

•	Our business is substantially dependent on our ability to develop, launch and generate revenue from our pharmaceutical and diagnostic programs.

•	Our research and development activities, or that of our investees, may not result in commercially viable products.

•
The results of previous clinical trials may not be predictive of future results, and our current and planned clinical trials may not satisfy the requirements of the United States ("U.S.") Food and Drug Administration ("FDA") or other non-U.S. regulatory authorities.

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

•
We have no experience manufacturing our pharmaceutical product candidates other than at our Israeli, Mexican, and Spanish facilities, and we have no experience in manufacturing our diagnostic product candidates.  We will therefore likely rely on third parties to manufacture and supply our pharmaceutical and diagnostics product candidates, and we would need to meet various standards to satisfy FDA regulations in order to manufacture on our own.

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

•	The success of our business will be heavily dependent on the success of ongoing and planned Phase 3 clinical trials for RayaldyTM, AlpharenTM and hgH-CTP.

•	Independent clinical investigators and contract research organizations that we engage to conduct our clinical trials may not be diligent, careful or timely.

•	The success of our business is dependent on the actions of our collaborative partners.

•	Our license agreement with TESARO, Inc. (“TESARO”) is important to our business. If TESARO does not successfully develop and commercialize rolapitant, our business could be adversely affected.

•	If we are unable to obtain and enforce patent protection for our products, our business could be materially harmed.

•	We do not have an exclusive arrangement in place with Dr. Tom Kodadek with respect to technology or intellectual property that may be material to our business.

•	If we are unable to protect the confidentiality of our proprietary information and know-how, the value of our technology and products could be adversely affected.

•	We rely heavily on licenses from third parties.

•
We license patent rights to certain of our technology from third-party owners. If such owners do not properly maintain or enforce the patents underlying such licenses, our competitive position and business prospects will be harmed.

•	Our commercial success depends significantly on our ability to operate without infringing the patents and other proprietary rights of third parties.

•	Adverse results in material litigation matters or governmental inquiries could have a material adverse effect upon our business and financial condition.

•	Medicare prescription drug coverage legislation and future legislative or regulatory reform of the health care system may affect our ability to sell our products and provide our services profitably.

•	Failure to obtain and maintain regulatory approval outside the U.S. will prevent us from marketing our product candidates abroad.

•	We may not have the funding available to pursue acquisitions.

•	Acquisitions may disrupt our business, distract our management, may not proceed as planned, and may also increase the risk of potential third party claims and litigation.

•	We may encounter difficulties in integrating acquired businesses.

•	Non-U.S. governments often impose strict price controls, which may adversely affect our future profitability.

•	Political and economic instability in Europe and Latin America and political, economic, and military instability in Israel or neighboring countries could adversely impact our operations.

•	We are subject to fluctuations in currency exchange rates in connection with our international businesses.

•
We have a large amount of goodwill and other intangible assets as a result of acquisitions and a significant write-down of goodwill and/or other intangible assets would have a material adverse effect on our reported results of operations and net worth.

•	Our business may become subject to legal, economic, political, regulatory and other risks associated with international operations.

•	The market price of our Common Stock may fluctuate significantly.

•
The conversion and redemption features of our January 2013 convertible senior notes due in 2033 are classified embedded derivatives and may continue to result in volatility in our financial statements, including having a material impact on our result of operations and derivative liability recorded.

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

•	We may be unable to maintain our listing on the New York Stock Exchange ("NYSE"), which could cause our stock price to fall and decrease the liquidity of our Common Stock.

•	Future issuances of Common Stock and hedging activities may depress the trading price of our Common Stock.

•	Provisions in our charter documents and Delaware law could discourage an acquisition of us by a third party, even if the acquisition would be favorable to you.

•	We do not intend to pay cash dividends on our Common Stock in the foreseeable future.

PART I. FINANCIAL INFORMATION
Unless the context otherwise requires, all references in this Quarterly Report on Form 10-Q to the “Company”, “OPKO”, “we”, “our”, “ours”, and “us” refer to OPKO Health, Inc., a Delaware corporation, including our wholly-owned subsidiaries.
Item 1. Financial Statements
OPKO Health, Inc. and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands except share and per share data)

	September 30, 2013(1) (Unaudited)	December 31, 2012(1)(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$155,834	$27,361
Marketable securities	25,004	—
Accounts receivable, net	21,372	21,162
Inventory, net	19,516	22,261
Prepaid expenses and other current assets	19,551	7,873
Total current assets	241,277	78,657
Property, plant, equipment, and investment properties, net	17,027	16,526
Intangible assets, net	77,333	84,238
In-process research and development	793,312	11,546
Goodwill	222,340	80,450
Investments, net	24,690	15,636
Other assets	7,003	2,777
Total assets	$1,382,982	$289,830
LIABILITIES, SERIES D PREFERRED STOCK, AND EQUITY
Current liabilities:
Accounts payable	$13,631	$10,200
Accrued expenses	43,269	24,656
Current portion of lines of credit and notes payable	14,477	17,526
Total current liabilities	71,377	52,382
3.00% convertible senior notes, net of discount and estimated fair value of embedded derivatives	208,917	—
Other long-term liabilities, principally contingent consideration and deferred tax liabilities	234,762	34,168
Total long-term liabilities	443,679	34,168
Total liabilities	515,056	86,550
Commitments and contingencies:
Series D Preferred Stock - $0.01 par value, 2,000,000 shares authorized; no shares issued or outstanding at September 30, 2013 and 1,129,032 shares issued and outstanding (liquidation value of $30,595) at December 31, 2012	—	24,386
Equity:
Series A Preferred Stock - $0.01 par value, 4,000,000 shares authorized; no shares issued or outstanding at September 30, 2013 or December 31, 2012	—	—
Series C Preferred Stock - $0.01 par value, 500,000 shares authorized; no shares issued or outstanding at September 30, 2013 or December 31, 2012	—	—
Common Stock - $0.01 par value, 500,000,000 shares authorized; 408,903,912 and 305,560,763 shares issued at September 30, 2013 and December 31, 2012, respectively	4,089	3,056
Treasury Stock - 2,293,056 shares at both September 30, 2013 and December 31, 2012	(7,457)	(7,457)
Additional paid-in capital	1,357,235	565,201
Accumulated other comprehensive income	3,237	7,356
Accumulated deficit	(486,377)	(388,770)
Total shareholders’ equity	870,727	179,386
Noncontrolling interests	(2,801)	(492)
Total equity	867,926	178,894
Total liabilities, Series D Preferred Stock, and equity	$1,382,982	$289,830

(1)
As of September 30, 2013 and December 31, 2012, total assets include $5.9 million and $5.6 million, respectively, and total liabilities include $8.7 million and $5.5 million, respectively related to SciVac Ltd ("SciVac"), previously known as SciGen (I.L.) Ltd, a consolidated variable interest entity. SciVac’s consolidated assets are owned by SciVac and SciVac’s consolidated liabilities have no recourse against us. Refer to Note 5.

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

OPKO Health, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except share and per share data)

	For the three months ended September 30,		For the nine months ended September 30,
	2013	2012	2013	2012
Revenues:
Products	$16,563	$11,495	$50,708	$30,051
Revenue from services	2,770	100	9,050	332
Revenue from transfer of intellectual property	1,308	200	16,080	400
Total revenues	20,641	11,795	75,838	30,783
Costs and expenses:
Costs of revenues	11,952	7,487	36,812	19,028
Selling, general and administrative	13,572	7,322	39,875	17,428
Research and development	11,085	3,621	30,552	12,942
Contingent consideration	252	556	4,173	2,665
Amortization of intangible assets	2,790	2,178	8,192	6,277
Total costs and expenses	39,651	21,164	119,604	58,340
Operating loss from continuing operations	(19,010)	(9,369)	(43,766)	(27,557)
Other income and (expense), net:
Interest income	88	49	237	123
Interest expense	(3,409)	(393)	(10,148)	(975)
Fair value changes of derivative instruments, net	(27,793)	169	(38,691)	1,309
Other income (expense), net	(7,787)	55	2,571	(30)
Other income and (expense), net	(38,901)	(120)	(46,031)	427
Loss from continuing operations before income taxes and investment losses	(57,911)	(9,489)	(89,797)	(27,130)
Income tax provision (benefit)	1,290	(128)	2,258	89
Loss from continuing operations before investment losses	(59,201)	(9,361)	(92,055)	(27,219)
Loss from investments in investees	(1,600)	(468)	(7,861)	(1,464)
Loss from continuing operations	(60,801)	(9,829)	(99,916)	(28,683)
Income from discontinued operations, net of tax	—	183	—	183
Net loss	(60,801)	(9,646)	(99,916)	(28,500)
Less: Net loss attributable to noncontrolling interests	(803)	—	(2,309)	—
Net loss attributable to common shareholders before preferred stock dividend	(59,998)	(9,646)	(97,607)	(28,500)
Preferred stock dividend	—	(560)	(420)	(1,680)
Net loss attributable to common shareholders	$(59,998)	$(10,206)	$(98,027)	$(30,180)
Loss per share, basic and diluted:
Loss from continuing operations	$(0.17)	$(0.03)	$(0.29)	$(0.10)
Income from discontinued operations	—	—	—	—
Net loss per share	$(0.17)	$(0.03)	$(0.29)	$(0.10)
Weighted average number of common shares outstanding, basic and diluted	360,638,527	298,103,882	336,942,515	297,762,469

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

OPKO Health, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)
(In thousands)

	For the three months ended September 30,		For the nine months ended September 30,
	2013	2012	2013	2012
Net loss attributable to common shareholders	$(59,998)	$(10,206)	$(98,027)	$(30,180)
Other comprehensive income (loss), net of tax:
Change in foreign currency translation	367	1,960	(1,395)	2,570
Available for sale investments:
Change in other unrealized gains, net	40	322	1,869	5,527
Less: reclassification adjustments for gains included in net loss, net of tax	—	—	(4,593)	—
Comprehensive loss	$(59,591)	$(7,924)	$(102,146)	$(22,083)

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

OPKO Health, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
(In thousands, except share and per share data)
For the nine months ended September 30, 2013

	Common Stock		Treasury		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Noncontrolling Interests	Total
	Shares	Dollars	Shares	Dollars
Balance at December 31, 2012	305,560,763	$3,056	(2,293,056)	$(7,457)	$565,201	$7,356	$(388,770)	$(492)	$178,894
Equity-based compensation expense	—	—	—	—	7,411	—	—	—	7,411
Exercise of Common Stock options	3,604,783	36	—	—	4,399	—	—	—	4,435
Exercise of Common Stock warrants	1,213,679	12	—	—	614	—	—	—	626
Series D Preferred Stock dividend	—	—	—	—	(3,015)	—	—	—	(3,015)
Conversion of Series D Preferred Stock	11,290,320	113	—	—	24,273	—	—	—	24,386
Conversion of 3.00% convertible senior notes	2,396,145	24	—	—	20,815	—	—	—	20,839
Issuance of Common Stock in connection with OPKO Brazil acquisition at $6.73 per share	64,684	1	—	—	435	—	—	—	436
Issuance of Common Stock in connection with Cytochroma acquisition at $7.16 per share	20,517,030	205	—	—	146,697	—	—	—	146,902
Issuance of Common Stock in connection with PROLOR acquisition at $8.49 per share and fair value of stock options and warrants exchanged	63,670,805	637	—	—	586,006	—	—	—	586,643
Issuance of Common Stock in connection with Farmadiet's first Deferred Payment at $7.52 per share	585,703	5	—	—	4,399	—	—	—	4,404
Net loss attributable to common shareholders before preferred stock dividend	—	—	—	—	—	—	(97,607)	—	(97,607)
Net loss attributable to noncontrolling interests	—	—	—	—	—	—	—	(2,309)	(2,309)
Other comprehensive loss	—	—	—	—	—	(4,119)	—	—	(4,119)
Balance at September 30, 2013 (unaudited)	408,903,912	$4,089	(2,293,056)	$(7,457)	$1,357,235	$3,237	$(486,377)	$(2,801)	$867,926

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

OPKO Health, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	For the nine months ended September 30,
	2013	2012
Cash flows from operating activities:
Net loss	$(99,916)	$(28,500)
Income from discontinued operations, net of tax	—	(183)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	10,648	7,447
Non-cash interest on convertible senior notes	4,250	—
Amortization of deferred financing costs	993	—
Losses from investments in investees	7,861	1,464
Equity-based compensation – employees and non-employees	7,411	3,281
Provision for bad debts	810	11
Provision for inventory obsolescence	1,529	1,520
Revenue from receipt of equity	(12,680)	(159)
Realized gain on sale of equity securities	(10,953)	—
Loss on conversion of 3.00% convertible senior notes	8,688	—
Loss on sale of property, plant and equipment	56	—
Change in fair value of derivatives instruments	38,691	(1,309)
Change in fair value of contingent consideration	4,173	2,665
Deferred income tax benefit	(197)	—
Changes in assets and liabilities of continuing operations, net of the effects of acquisitions:
Accounts receivable	(724)	(184)
Inventory	952	(4,443)
Prepaid expenses and other current assets	(2,081)	(1,312)
Other assets	525	77
Accounts payable	2,303	(331)
Foreign currency measurement	(1,409)	(204)
Accrued expenses	6,928	459
Cash used in operating activities of continuing operations	(32,142)	(19,701)
Cash used in operating activities of discontinued operations	—	14
Net cash used in operating activities	(32,142)	(19,687)
Cash flows from investing activities:
Investments in investees	(13,341)	(2,700)
Proceeds from sale of equity securities	11,628	—
Acquisition of businesses, net of cash	20,528	(10,512)
Purchase of marketable securities	(50,027)	(28,923)
Maturities of short-term marketable securities	25,016	10,000
Proceeds from the sale of property, plant and equipment	631	—
Capital expenditures	(2,991)	(1,064)
Net cash used in investing activities	(8,556)	(33,199)
Cash flows from financing activities:
Issuance of 3.00% convertible senior notes, net, including related parties	170,184	—
Payment of Series D dividends, including related parties	(3,015)	—
Proceeds from the exercise of Common Stock options and warrants	5,061	1,702
Borrowings on lines of credit	24,613	29,389
Repayments of lines of credit	(27,706)	(26,108)
Net cash provided by financing activities	169,137	4,983
Effect of exchange rate on cash and cash equivalents	34	(185)
Net increase (decrease) in cash and cash equivalents	128,473	(48,088)
Cash and cash equivalents at beginning of period	27,361	71,516
Cash and cash equivalents at end of period	$155,834	$23,428
SUPPLEMENTAL INFORMATION:
Interest paid	$3,126	$613
Income taxes paid, net	$316	$515
RXi common stock received	$12,500	$—
Non-cash financing:
Shares issued upon the conversion of:
Series D Preferred Stock	$24,386	$—
3.00% convertible senior notes	$20,839	$—
Common Stock warrants, net exercised	$815	$7
Issuance of Common Stock, Common Stock options and warrants to acquire PROLOR	$586,643	$—
Issuance of Common Stock to acquire:
Cytochroma	$146,902	$—
OPKO Brazil	$436	$—
Farmadiet	$4,404	$805

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
We are incorporated in Delaware and our principal executive offices are located in leased offices in Miami, Florida. We lease office and lab space in Jupiter and Miramar, Florida, and Nes Ziona, Israel, which is where our molecular diagnostics research and development, oligonucleotide research and development and carboxyl terminal peptide research and development operations are based, respectively. We lease office, manufacturing and warehouse space in Woburn, Massachusetts for our point-of-care diagnostics business, and in Nesher, Israel for our API business. We lease laboratory and office space in Nashville, Tennessee and Burlingame, California for our CLIA-certified laboratory business, and we lease office space in Bannockburn, Illinois, and Markham, Ontario for our pharmaceutical business directed to chronic kidney disease. Our Chilean operations are located in leased offices and warehouse facilities in Santiago. Our Mexican operations are based in owned offices, an owned manufacturing facility and a leased warehouse facility in Guadalajara and in leased offices in Mexico City. Our Spanish operations are based in owned offices in Barcelona, in an owned manufacturing facility in Banyoles and a leased warehouse facility in Palol de Revardit. Our Brazilian operations are located in leased offices in Sao Paulo.
NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of presentation. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and notes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) considered necessary to present fairly the Company’s results of operations, financial position and cash flows have been made. The results of operations and cash flows for the three and nine months ended September 30, 2013, are not necessarily indicative of the results of operations and cash flows that may be reported for the remainder of 2013 or for future periods. The unaudited condensed consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2012.
Reclassifications and correction of an error. Certain prior year amounts in the condensed consolidated financial statements have been reclassified to conform with the 2013 presentation. Due to the acquisition of OPKO OURLab, LLC (formerly Prost-Data, Inc.), our CLIA certified laboratory business (“OURLab”) in December 2012, we changed our segment presentation to include diagnostics as a reportable segment. As a result of this change in reportable segments, we restated certain prior year amounts in the condensed consolidated financial statements to conform with the 2013 presentation. These reclassifications had no impact on our results of operations. Refer to Note 12.
The condensed consolidated statements of operations for the three and nine months ended September 30, 2013 include a $2.7 million, or $0.01 per share, reduction of research and development expense. This reduction is the resulting of correcting the cumulative effect of an error in calculating equity based compensation expense for certain performance based stock options granted to a non-employee. The effect of this error was not material to the financial statements of any prior annual or quarterly periods nor is it material to 2013 financial statements presented herein; and as such, the cumulative effect of such error was recorded as a reduction to research and development expense in the three and nine months ended September 30, 2013.

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
Goodwill and Intangible Assets. Goodwill represents the difference between the purchase price and the estimated fair value of the net assets acquired when accounted for by the purchase method of accounting and arose from our acquisitions. Goodwill and other intangible assets acquired in business combinations, licensing and other transactions at September 30, 2013 and December 31, 2012 were $1.1 billion and $0.2 billion, respectively.
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
Fair value measurements. The carrying amounts of our cash and cash equivalents, accounts receivable and accounts payable approximate their fair value due to the short-term maturities of these instruments. Investments that are considered available for sale as of September 30, 2013 are carried at fair value.
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
Derivative financial instruments. We record derivative financial instruments on our Condensed Consolidated Balance Sheet at their fair value and recognize the changes in the fair value in our Condensed Consolidated Statement of Operations, when they occur, the only exception being derivatives that qualify as hedges. For the derivative instrument to qualify as a hedge, we are required to meet strict hedge effectiveness and contemporaneous documentation requirements at the initiation of the hedge and assess the hedge effectiveness on an ongoing basis over the life of the hedge. At September 30, 2013 and

December 31, 2012, our forward contracts for inventory purchases did not meet the documentation requirements to be designated as hedges. Accordingly, we recognize all changes in the fair values of our derivatives instruments in Fair value changes of derivatives instruments, net, in our Condensed Consolidated Statement of Operations. Refer to Note 9.
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
Revenue for laboratory services are recognized on the accrual basis at the time test results are reported, which approximates when services are provided. Services are provided to certain patients covered by various third-party payer programs including various managed care organizations, as well as the Medicare and Medicaid programs. Billings for services under third-party payer programs are included in sales net of allowances for contractual discounts and allowances for differences between the amounts billed and estimated program payment amounts. Adjustments to the estimated payment amounts based on final settlement with the programs are recorded upon settlement as an adjustment to revenue. For the three and nine months ended September 30, 2013, revenue from services also includes $0.2 million and $0.6 million, respectively, of revenue related to our consulting agreement with Neovasc, Inc. (“Neovasc”) and to revenue related to molecular diagnostics collaboration agreements. For the three and nine months ended September 30, 2012, revenue from services included $0.1 million and $0.3 million, respectively, of revenue related to our consulting agreement with Neovasc and to revenue related to molecular diagnostics collaboration agreements. We recognize this revenue on a straight-line basis over the contractual term of the agreements.
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
The assessment of our obligations and related performance periods requires significant management judgment. If an agreement contains research and development obligations, the relevant time period for the research and development phase is based on management estimates and could vary depending on the outcome of clinical trials and the regulatory approval process. Such changes could materially impact the revenue recognized, and as a result, management reviews the estimates related to the relevant time period of research and development on a quarterly basis. For the nine months ended September 30, 2013, we recorded $16.1 million of revenue from the transfer of intellectual property, of which $12.5 million related to the sale of substantially all of our assets in the field of RNA interference to RXi Pharmaceuticals Corporation (“RXi”) and $3.2 million related to the rights granted to OAO Pharmsynthez ("Pharmsynthez") of certain technologies. Refer to Note 5.
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
Total deferred revenue included in Accrued expenses and Other long-term liabilities was $7.9 million and $1.9 million at September 30, 2013 and December 31, 2012, respectively.
Allowance for doubtful accounts. We analyze accounts receivable and historical bad debt levels, customer credit worthiness and current economic trends when evaluating the adequacy of the allowance for doubtful accounts using the specific identification method. Our reported net loss is directly affected by our estimate of the collectability of accounts receivable. The amount of the allowance for doubtful accounts was $1.1 million and $0.5 million at September 30, 2013 and December 31, 2012, respectively.
Equity-based compensation. We measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is recognized in the statement of operations over the period during which an employee is required to provide service in exchange for the award. We record excess tax benefits, realized from the exercise of stock options as a financing cash inflow rather than as a reduction of taxes paid in cash flow from operations. Equity-based compensation arrangements to non-employees are recorded at their fair value on the measurement date. The measurement of equity-based compensation is subject to periodic adjustment as the underlying equity instruments vest. During the three months ended September 30, 2013 and 2012, we recorded $0.4 million and $1.1 million , respectively, of equity-based compensation expense. During the nine months ended September 30, 2013 and 2012, we recorded $7.4 million, and $3.3 million , respectively, of equity-based compensation expense.
Research and development expenses. Research and development expenses include external and internal expenses, partially offset by third-party grants and fundings arising from collaboration agreements. External expenses include clinical and non-clinical activities performed by contract research organizations, lab services, purchases of drug and diagnostic product materials and manufacturing development costs. Research and development employee-related expenses include salaries, benefits and stock-based compensation expense. Other unallocated internal research and development expenses are incurred to support overall research and development activities and include expenses related to general overhead and facilities. We expense these costs in the period in which they are incurred. We estimate our liabilities for research and development expenses in order to match the recognition of expenses to the period in which the actual services are received. As such, accrued liabilities related to third party research and development activities are recognized based upon our estimate of services received and degree of completion of the services in accordance with the specific third party contract.
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
In July 2013, the FASB issued ASU 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. ASU 2013-11is intended to eliminate inconsistent practices regarding the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is available to reduce the taxable income or tax payable that would result from the dis-allowance of a tax position. This ASU will be effective for our fiscal year beginning January 1, 2014 and subsequent interim periods. The adoption of ASU 2013-11 is not expected to have a material effect on our condensed consolidated financial statements.

NOTE 3 LOSS PER SHARE
Basic loss per share is computed by dividing our net loss by the weighted average number of shares outstanding during the period. Diluted loss per share is computed by dividing our net loss by the weighted average number of shares outstanding and the impact of all dilutive potential common shares, primarily stock options. The dilutive impact of common stock options and common stock warrants is determined by applying the “treasury stock” method. Potentially dilutive shares issuable pursuant to the Notes (defined in Note 6) were not included in the computation of net loss per share for the three and nine months ended September 30, 2013, because their inclusion would be anti-dilutive.
Also, a total of 35,157,966 and 26,022,072 potential shares of Common Stock have been excluded from the calculation of diluted net loss per share for the three months ended September 30, 2013 and 2012, respectively, because their inclusion would be anti-dilutive. A total of 31,659,650 and 26,836,546 potential shares of Common Stock have been excluded from the calculation of net loss per share for the nine months ended September 30, 2013 and 2012, respectively, because their inclusion would be anti-dilutive.
During the three months ended September 30, 2013, 3,206,230 Common Stock options and Common Stock warrants to purchase shares of our Common Stock were exercised and issued. During the three months ended September 30, 2012, 161,264 Common Stock options and Common Stock warrants to purchase shares of our Common Stock were exercised, resulting in the issuance of 160,411 shares of Common Stock. Of the 161,264 Common Stock options and Common Stock warrants exercised, 853 shares of Common Stock were surrendered in lieu of a cash payment via the net exercise feature of the warrant agreements.
During the nine months ended September 30, 2013, 4,933,976 Common Stock options and Common Stock warrants to purchase shares of our Common Stock were exercised, resulting in the issuance of 4,818,462 shares of Common Stock. Of the 4,933,976 Common Stock options and Common Stock warrants exercised, 115,514 shares of Common Stock were surrendered in lieu of a cash payment via the net exercise feature of the warrant agreements. During nine months ended September 30, 2012, 750,162 Common Stock options and Common Stock warrants to purchase shares of our Common Stock were exercised, resulting in the issuance of 748,783 shares of Common Stock. Of the 750,162 Common Stock options and Common Stock warrants exercised, 1,379 shares of Common Stock were surrendered in lieu of a cash payment via the net exercise feature of the warrant agreements.

NOTE 4 COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS

(In thousands)	September 30, 2013	December 31, 2012
Accounts receivable, net:
Accounts receivable	$22,506	$21,636
Less: allowance for doubtful accounts	(1,134)	(474)
	$21,372	$21,162
Inventories, net:
Finished products	$14,775	$17,963
Work in-process	1,450	688
Raw materials	4,426	4,923
Less: inventory reserve	(1,135)	(1,313)
	$19,516	$22,261
Prepaid expenses and other current assets:
Prepaid supplies	$839	$443
Prepaid insurance	843	301
Pharmsynthez Note Receivable and Purchase Option	6,755	—
Other receivables	3,818	886
Taxes recoverable	2,992	1,493
Other	4,304	4,750
	$19,551	$7,873
Intangible assets, net:
Technologies	$52,947	$52,810
Customer relationships	22,883	23,088
Product registrations	9,861	9,637
Tradenames	3,702	3,746
Covenants not to compete	8,667	8,662
Other	1,177	367
Less: accumulated amortization	(21,904)	(14,072)
	$77,333	$84,238
Accrued expenses:
Taxes payable	$3,225	$1,614
Deferred revenue	7,040	1,518
Clinical trials	3,543	50
Professional fees	7,203	675
Employee benefits	6,416	3,319
Deferred acquisition payments, net of discount	5,335	6,172
Contingent consideration	3,695	5,126
Interest payable related to the Notes	925	—
Other	5,887	6,182
	$43,269	$24,656

(In thousands)	September 30, 2013	December 31, 2012
Other long-term liabilities:
Contingent consideration – Cytochroma	$51,447	$—
Contingent consideration – Farmadiet	542	532
Contingent consideration – OPKO Diagnostics	12,976	11,310
Contingent consideration – FineTech	—	2,578
Contingent consideration – CURNA	549	510
Deferred acquisition payments, net of discount	—	3,931
Mortgages and other debts payable	3,350	5,150
Deferred tax liabilities	164,892	9,777
Other, including deferred revenue	1,006	380
	$234,762	$34,168
The change in value of the intangible assets is primarily due to the acquisitions of Cytochroma Inc. (“Cytochroma”) PROLOR Biotech, Inc. ("PROLOR") and OPKO Do Brasil Comércio De Produtos Farmacéuticos Ltda ("OPKO Brazil"), previously known as Silcon Comércio, Importacao E Exportacao de Produtos Farmacéuticos e Cosmeticos Ltda, as well as the foreign currency fluctuations between the Chilean and Mexican pesos, the Brazilian Reals, the Euro and the Shekel against the U.S. dollar at September 30, 2013 and December 31, 2012.
NOTE 5 ACQUISITIONS, INVESTMENTS AND LICENSES
PROLOR acquisition
In August 2013, we acquired PROLOR pursuant to an Agreement and Plan of Merger dated as of April 23, 2013 (the "PROLOR Merger Agreement") in an all-stock transaction. PROLOR is an Israeli-based biopharmaceutical company focused on developing and commercializing longer-acting proprietary versions of already approved therapeutic proteins.
Under the terms of the PROLOR Merger Agreement, holders of PROLOR common stock received 0.9951 shares of our Common Stock for each share of PROLOR common stock. At closing we delivered 63,670,805 shares of our Common Stock valued at $540.6 million based on the closing price per share of our Common Stock as reported by the NYSE on the closing date of the acquisition, or $8.49 per share. In addition, each outstanding option and warrant to purchase shares of PROLOR Common Stock that was outstanding and unexercised immediately prior to the closing date, whether vested or not vested, was converted into 7,889,265 options and warrants to purchase OPKO Common Stock at a fair value of $46.1 million.
Until completion of the acquisition of PROLOR, Dr. Phillip Frost, our Chairman and Chief Executive Officer, was PROLOR’s Chairman of the Board and a greater than 5% stockholder of PROLOR. Dr. Jane H. Hsiao, our Vice Chairman and Chief Technology Officer and Mr. Steven Rubin, our Executive Vice President, Administration, were both directors of PROLOR and less than 5% stockholders of PROLOR.
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

The following table summarizes the preliminary purchase price allocation and the estimated fair value of the net assets acquired and liabilities assumed in the acquisitions of Cytochroma and PROLOR at the dates of acquisition, which are subject to change while contingencies that existed on the acquisition date are resolved:

(In thousands)	Cytochroma	PROLOR
Current assets (1)	$1,224	$21,500
Intangible assets:
In-process research and development	191,530	590,200
Patents	210	—
Total intangible assets	191,740	590,200
Goodwill	2,411	139,784
Property, plant and equipment	306	1,057
Other assets	—	371
Accounts payable and accrued expenses	(1,069)	(9,866)
Deferred tax liability	—	(156,403)
Total purchase price	$194,612	$586,643
(1)Current assets include cash of $0.4 million and $20.5 million related to the Cytochroma and PROLOR acquisitions, respectively.
Goodwill from the acquisition of PROLOR principally relates to the deferred tax liability generated as a result of this being a stock transaction and the assembled workforce. Goodwill from the acquisition of Cytochroma principally relates to the assembled workforce. Goodwill is not tax deductible for income tax purposes.
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
OURLab acquisition
In October 2012, we entered into a definitive merger agreement to acquire OURLab, a Nashville-based CLIA laboratory. In December 2012, we paid $9.4 million in cash and delivered 7,072,748 shares of our Common Stock at closing valued of $32.9 million based on the closing sales price per share of our Common Stock as reported by the NYSE on the actual closing date of the acquisition, or $4.65 per share. The number of shares issued was based on the average closing price per share of our Common Stock as reported on the NYSE for the 15 trading days immediately preceding the execution of the purchase agreement, or $4.33 per share. Pursuant to the merger agreement, 1,732,102 shares of Common Stock issued in the transaction are being held in a separate escrow account to secure indemnification obligations of the OURLab seller.
Farmadiet acquisition
In August 2012, we entered into a stock purchase agreement pursuant to which we acquired all of the outstanding stock of Farmadiet Group Holding, S.L. (“Farmadiet”), a Spanish company engaged in the development, manufacture, marketing, and sale of pharmaceutical, nutraceutical, and veterinary products in Europe (the “Farmadiet Transaction”).
In connection with the Farmadiet Transaction, we agreed to pay an aggregate purchase price of €13.5 million (approximately $16.0 million), of which (i) 50% ($8.4 million) was paid in cash at closing, and (ii) 50% (the “Deferred Payments”) will be paid, at our option, in cash or shares of our Common Stock as follows: (x) 25% to be paid on the first anniversary of the closing date; and (y) 25% to be paid 18 months after the closing date. On the date of acquisition, we recorded the €6.8 million Deferred Payments at $7.8 million, net of a discount of $0.6 million. The discount will be amortized as interest expense through the respective payment dates. The Deferred Payments are required to be paid in Euro and as such, the final U.S. dollar amount to be paid will be based on the exchange rate at the time the Deferred Payments are made. In the event we elect to pay the Deferred Payments in shares of our Common Stock, the number of shares issuable shall be calculated using the average closing price per share of our Common Stock as reported on the NYSE for the 10 trading days immediately preceding the applicable payment date. On August 2, 2013, we issued 585,703 shares of our Common Stock, in accordance with the first Deferred Payment. The number of shares issued was based on the average closing price per share of our Common Stock as reported on the NYSE for the 10 trading days up to and including August 1, 2013, or $7.61 per share. We have the right to hold back up to €2.8 million (approximately $3.6 million as of September 30, 2013) from the Deferred Payment to satisfy indemnity claims.
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
ALS acquisition
In April 2012, we completed the acquisition of ALS Distribuidora Limitada (“ALS”), a privately-held Chilean pharmaceutical company, pursuant to a stock purchase agreement entered into in January 2012. In connection with the transaction, we agreed to pay up to a total of $4.0 million in cash to the sellers. Pursuant to the purchase agreement, we paid (i) $2.4 million in cash at the closing, less certain liabilities, and (ii) $0.8 million in cash at the closing into a separate escrow account to satisfy possible indemnity claims. During the nine months ended September 30, 2013, we paid the remaining $0.8 million that we had agreed to pay upon the legal registration in the name of ALS of certain trademarks and product registrations previously held by the former owner of ALS, Arama Laboratorios y Compañía Limitada.
Pro forma disclosure for acquisitions
The following table includes the pro forma results for the three and nine months ended September 30, 2013 and 2012 of the combined companies as though the acquisition of Cytochroma and PROLOR had been completed as of the beginning of each period, respectively.

	For the three months ended September 30,		For the nine months ended September 30,
(In thousands)	2013	2012	2013	2012
Revenues	$20,641	$13,976	$75,838	$37,327
Net loss	$(75,858)	$(15,745)	$130,118	$(43,864)
Net loss attributable to common shareholders	$(75,055)	$(16,302)	$(128,229)	$(45,534)
Basic and diluted loss per share	$(0.19)	$(0.04)	$(0.32)	$(0.12)
The unaudited pro forma financial information is presented for information purposes only. The unaudited pro forma financial information may not necessarily reflect our future results of operations or what the results of operations would have been had we owned and operated each company as of the beginning of the period presented.
We incurred a pre-tax loss related to the activities of Cytochroma and PROLOR of $15.6 million and $2.5 million, respectively, from the date of our acquisitions through September 30, 2013.

Investments
The total assets, liabilities, and net losses of our equity method investees as of and for the nine months ended September 30, 2013 were $105.5 million, $39.6 million, and $51.2 million, respectively. The following table reflects our maximum exposure, accounting method, ownership interest and underlying equity in net assets of each of our unconsolidated investments as of September 30, 2013:

(Dollars in thousands, except per share prices) Investee name	Year invested	Accounting method	Ownership at September 30, 2013	Investment	Underlying equity in net assets	Closing share price at September 30, 2013 for investments available for sale
Sorrento	2009	Equity method	14%	$2,300	$821
Cocrystal	2009	Equity method	16%	2,500	358
Neovasc	2011	Equity method	6%	3,798	454
Fabrus	2010	VIE, equity method	13%	650	(108)
BZNE common stock	2012	VIE, equity method	11%	1,276	(1,184)
RXi	2013	Equity method	19%	15,000	2,847
Pharmsynthez	2013	Equity method	11%	5,036	5,156
TESARO	2010	Investment available for sale	1%	56			$38.74
Neovasc options	2011	Investment available for sale	N/A	925		CA	$2.35
BZNE Note and conversion feature	2012	VIE, investment available for sale	N/A	1,700
ChromaDex	2012	Investment available for sale	1%	1,320			$0.81
Plus unrealized/realized gains on investments, options and warrants, net				2,708
Less accumulated losses in investees				(12,579)
Total carrying value of equity method investees and investments, available for sale				$24,690
Neovasc
In 2011, we made an investment in Neovasc, a medical technology company based in Vancouver, Canada. We invested $2.0 million and received two million Neovasc common shares, and two-year warrants to purchase an additional one million shares for $1.25 a share. During the nine months ended September 30, 2013 we exercised the warrants and paid $1.2 million. We accounted for the warrants as an investment, available for sale and recorded the warrants at fair value on the date of acquisition. We recorded the changes in the fair value of the warrants in Fair value changes of derivatives instruments, net in our Condensed Consolidated Statements of Operations.
2013 licensing agreements
An element of our growth strategy is to leverage our proprietary technology through a combination of internal development, acquisition, and external partnerships to maximize the commercial opportunities for our portfolio of proprietary pharmaceutical and diagnostic products and as such during 2013, we have entered into licensing agreements with Pharmsynthez and RXi.
Pharmsynthez transactions
In April 2013, we entered into a series of concurrent transactions with Pharmsynthez, a Russian pharmaceutical company traded on the Moscow Stock Exchange. The transactions consisted of:
•We delivered approximately $9.6 million to Pharmsynthez.
•Pharmsynthez issued to us approximately 13.6 million of its common shares.
•Pharmsynthez agreed, at its option, to issue approximately 12.0 million common shares to us or to pay us Russian Rubles (“RUR”) 265.0 million ($8.1 million) on or before December 31, 2013 (the "Pharmsynthez Note Receivable").
• We have a right to purchase additional shares in Pharmsynthez at a fixed price if Pharmsynthez pays us in cash rather than delivering to us the 12.0 million Pharmsynthez common shares (the “Purchase Option”).
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
We recorded the initial shares received in Pharmsynthez as an equity method investment.  We recorded the Pharmsynthez Note Receivable, and the Purchase Option, as financial instruments and elected the fair value option for subsequent measurement. Changes in the fair value of the receivable from Pharmsynthez for its common stock or RUR, with the embedded derivative, and the Purchase Option are recorded in Fair value changes of derivative instruments, net in our Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2013.
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
During the three and nine months ended September 30, 2013, no payments were received for the Pharmsynthez Notes Receivable. During the three and nine months ended September 30, 2013, we received $3.4 million and $6.8 million, respectively, related to the Collaboration Payments of which we recorded $1.3 million and $3.2 million, respectively, in Revenue from transfer of intellectual property and $0.4 million and $0.7 million, respectively, as an offset to Research and development expenses.
RXi transactions
In March 2013, we completed the sale to RXi of substantially all of our assets in the field of RNA interference (the “RNAi Assets”) (collectively, the “Asset Purchase Agreement”). As consideration for the RNAi Assets, at the closing of the Asset Purchase Agreement, RXi issued to us 50 million shares of its common stock (the “APA Shares”). In accounting for the sale of the RNAi Assets, we determined that we did not have any continuing involvement in the development of the RNAi Assets or any other future performance obligations and, as a result, during the nine months ended September 30, 2013, we recognized the APA Shares as $12.5 million of revenue from transfer of intellectual property in our Condensed Consolidated Statement of Operations.
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
Consolidated variable interest entities
In June 2012, we entered into a share and debt purchase agreement whereby in exchange for $0.7 million we acquired shares representing a 45% stock ownership in SciVac from FDS Pharma LLP (“FDS”). SciVac is a privately-held Israeli company that produces a third-generation hepatitis B-vaccine. In November 2012 and during the nine months ended September 30, 2013, we loaned to SciVac a combined $1.8 million for working capital purposes. We have determined that we hold variable interests in SciVac based on our assessment that SciVac does not have sufficient resources to carry out its principal activities without financial support. In order to determine the fair market value of our investment in SciVac, we have utilized a business enterprise valuation approach.
In order to determine the primary beneficiary of SciVac, we evaluated our investment to identify if we had the power to direct the activities that most significantly impact the economic performance of SciVac. We have determined that the power to direct the activities that most significantly impact the economic performance of SciVac is conveyed through SciVac’s board of directors. SciVac’s board of directors appoint and oversee SciVac’s management team who carry out the activities that most significantly impact the economic performance of SciVac. As part of the share and debt purchase agreement, SciVac’s board of directors is constituted by 5 members, of which 3 members will be appointed by us, representing 60% of SciVac’s board. Based on this analysis, we determined that we have the power to direct the activities of SciVac and as such we are the primary beneficiary. As a result of this conclusion, we have consolidated the results of operations and financial position of SciVac and recorded a reduction of equity for the portion of SciVac we do not own.
The following table represents the consolidated assets and non-recourse liabilities related to SciVac as of September 30, 2013 and December 31, 2012. These assets are owned by, and these liabilities are obligations of, SciVac, not us.

(In thousands)	September 30, 2013	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$136	$174
Accounts receivable, net	205	387
Inventories, net	1,653	1,092
Prepaid expenses and other current assets	185	199
Total current assets	2,179	1,852
Property, plant and equipment, net	1,410	1,539
Intangible assets, net	1,122	1,154
Goodwill	841	796
Other assets	312	231
Total assets	$5,864	$5,572
Liabilities
Current liabilities:
Accounts payable	$1,129	$1,108
Accrued expenses	5,969	2,859
Notes payable	1,284	—
Total current liabilities	8,382	3,967
Other long-term liabilities	279	1,529
Total liabilities	$8,661	$5,496

NOTE 6 DEBT
The following table sets forth information related to the 3.00% convertible senior notes which is included our Condensed Consolidated Balance Sheets:

(In thousands)	Embedded conversion option	Convertible Notes	Discount	Total
Balance at December 31, 2012	$—	$—	$—	$—
Issuance of 3.00% convertible notes	59,204	175,000	(59,204)	175,000
Amortization of debt discount	—	—	4,866	4,866
Debt discount write-off associated with conversion of debt	—	—	5,368	5,368
Change in fair value of embedded derivative	41,818	—	—	41,818
Conversion	(1,199)	(16,936)	—	(18,135)
Balance at September 30, 2013	$99,823	$158,064	$(48,970)	$208,917
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
On August 30, 2013, one of the conversion rights of the Notes was triggered. As a result, holders of the Notes converted $16.9 million principal amount into 2,396,145 shares of our Common Stock at a rate of 141.4827 shares of Common Stock per $1,000 principal amount of Notes. We recorded an $8.7 million loss on early conversion of the Notes in Other income (expense), net in our Condensed Consolidated Statement of Operations. The Notes were convertible through September 6, 2013 and may be convertible thereafter, if one or more of the conversion conditions are satisfied.
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
The following table sets forth the inputs to the lattice model used to value the embedded derivative:

	September 30, 2013	Issuance Date
Stock price	$8.81	$6.20
Conversion Rate	141.4827	141.4827
Conversion Price	$7.07	$7.07
Maturity date	February 1, 2033	February 1, 2033
Risk-free interest rate	1.50%	1.12%
Estimated stock volatility	40%	40%
Estimated credit spread	948 basis points	944 basis points
The following table sets forth the fair value of the Notes with and without the embedded derivatives, and the fair value of the embedded derivatives as of the issuance date and September 30, 2013. At September 30, 2013 and at issuance date the principal amount of the Notes was $158.1 million and $175.0 million, respectively:

(In thousands)	September 30, 2013	Issuance Date
Fair value of Notes:
With the embedded derivatives	$210,105	$175,000
Without the embedded derivatives	$110,282	$115,796
Estimated fair value of the embedded derivatives	$99,823	$59,204
Changes in certain inputs into the lattice model can have a significant impact on changes in the estimated fair value of the embedded derivatives. For example, a decrease in our estimated credit spread results in an increase in the estimated value of the embedded derivatives. Conversely, a decrease in the price of our Common Stock results in a decrease in the estimated fair value of the embedded derivatives. From the date the Notes were issued through September 30, 2013, we observed an increase in the market price of our Common Stock which primarily resulted in a $41.8 million increase in the estimated fair value of our embedded derivatives recorded in Fair value changes of derivative instruments, net in our Condensed Consolidated Statements of Operations.

We have entered into line of credit agreements with fifteen financial institutions in Chile and Spain. These lines of credit are used primarily as a source of working capital for inventory purchases.
The following table summarizes the amounts outstanding under the lines of credit:

(Dollars in thousands)			Balance Outstanding
Lender	Interest rate on borrowings	Credit line capacity	September 30, 2013	December 31, 2012
Itau Bank	8.04%	$3,000	$2,207	$2,738
Bank of Chile	7.80%	3,000	1,967	2,292
BICE Bank	5.50%	1,500	867	2,451
Corp Banca	5.50%	—	28	1,248
BBVA Bank	8.29%	2,500	1,230	2,823
Penta Bank	9.48%	800	992	833
Security Bank	7.56%	1,500	1,063	—
BCI	5.50%	1,000	1,216	—
Estado Bank	6.88%	2,000	1,732	1,963
Sabadell Bank	7.60%	203	—	3
Bilbao Vizcaya Bank	4.90%	406	91	377
Banco Popular	8.25%	406	—	260
Santander Bank	6.00%	203	—	—
Banesto	5.80%	203	4	163
Banca March	6.25%	270	—	44
Total		$16,991	$11,397	$15,195
At September 30, 2013 and December 31, 2012, the weighted average interest rate on our lines of credit was approximately 7.4% and 6.5%, respectively.
At September 30, 2013 and December 31, 2012, we had mortgage notes and other debt payables related to Farmadiet as follows:

(In thousands)	September 30, 2013	December 31, 2012
Current portion of lines of credit and notes payable	$1,796	$2,331
Other long-term liabilities	3,350	3,916
Total mortgage notes and other debt payables	$5,146	$6,247
The mortgages and other debts payable mature at various dates ranging from 2015 through 2024 bearing variable interest rates from 2.7% up to 6.3%. The weighted average interest rate on the mortgage notes and other debt payable at September 30, 2013 and December 31, 2012, was 4.2% and 4.5%, respectively.

NOTE 7 ACCUMULATED OTHER COMPREHENSIVE INCOME
For the nine months ended September 30, 2013, changes in Accumulated other comprehensive income, net of tax, were as follows:

(In thousands)	Foreign currency	Unrealized gains in Accumulated OCI
Balance at December 31, 2012	$3,196	$4,160
Other comprehensive income before reclassifications, net of tax (1)	(1,395)	1,869
Amounts reclassified from accumulated other comprehensive income, net of tax (1)	—	(4,593)
Net other comprehensive income	(1,395)	(2,724)
Balance at September 30, 2013	$1,801	$1,436

(1)	Effective tax rate of 38.47%.
Amounts reclassified from Accumulated other comprehensive income for the nine months ended September 30, 2013 related to $10.8 million realized gain on the sales of certain of our investments available for sale. Of the $10.8 million gain on the sales of our investments available for sale, a $7.5 million gain was reclassified from unrealized gains in Accumulated other comprehensive income to Other income (expense), net for the nine months ended September 30, 2013.
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
A summary of our investments as of September 30, 2013, classified as available for sale, and carried at fair value is as follows:

	As of September 30, 2013
(In thousands)	Amortized Cost	Gross unrealized gains in Accumulated OCI	Gross unrealized losses in Accumulated OCI	Gain/(Loss) in Accumulated Deficit	Fair value
Common stock investments, available for sale	$1,376	$1,417	$—	$—	$2,793
BZNE Note and conversion feature	1,700	53	—	287	2,040
Neovasc common stock options	925	714	(202)	181	1,618
U.S. Treasury securities	25,004	—	—	—	25,004
Total assets	$29,005	$2,184	$(202)	$468	$31,455
A summary of our investments as of December 31, 2012, classified as available for sale, and carried at fair value is as follows:

	As of December 31, 2012
(In thousands)	Amortized Cost	Gross unrealized gains in Accumulated OCI	Gross unrealized losses in Accumulated OCI	Gain/(Loss) in Accumulated Deficit	Fair value
Common stock investments, available for sale	$2,051	$6,185	$—	$—	$8,236
BZNE Note and conversion feature	1,700	53	—	287	2,040
Neovasc common stock options	925	293	—	176	1,394
Neovasc common stock warrants	659	194	—	(375)	478
Total assets	$5,335	$6,725	$—	$88	$12,148

Any future fluctuation in fair value related to these instruments that is judged to be temporary, including any recoveries of previous write-downs, will be recorded in Accumulated other comprehensive income or loss. If we determine that any future valuation adjustment was other-than-temporary, we will record a loss during the period such determination is made.
As of September 30, 2013, we have money market funds that qualify as cash equivalents, forward contracts for inventory purchases (Refer to Note 9) and contingent consideration related to the acquisitions of CURNA, Inc. (“CURNA”), Claros Diagnostics, Inc. (“OPKO Diagnostics”), FineTech Pharmaceuticals, Ltd. (“FineTech”), Farmadiet, and Cytochroma that are required to be measured at fair value on a recurring basis. In addition, in connection with our investment and our consulting agreement with Neovasc, we record the related Neovasc options and warrants at fair value as well as the derivative instruments related to our transactions with Pharmsynthez.
Our financial assets and liabilities measured at fair value on a recurring basis are as follows:

	Fair value measurements as of September 30, 2013
(In thousands)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Assets:
Money market funds	$116,477	$—	$—	$116,477
U.S. Treasury securities	—	25,004	—	25,004
Certificates of deposit	—	827	—	827
Pharmsynthez Note Receivable and Purchase Option	—	6,755	—	6,755
Common stock investments, available for sale	2,793	—	—	2,793
BZNE Note and conversation feature	—	—	2,040	2,040
Neovasc common stock options	—	1,618	—	1,618
Total assets	$119,270	$34,204	$2,040	$155,514
Liabilities:
Forward contracts	$—	$(25)	$—	$(25)
Embedded conversion option	—	—	99,823	99,823
Deferred acquisition payments, net of discount	—	—	5,335	5,335
Contingent consideration:
CURNA	—	—	549	549
OPKO Diagnostics	—	—	12,976	12,976
FineTech	—	—	2,862	2,862
Cytochroma	—	—	51,447	51,447
Farmadiet	—	—	1,375	1,375
Total liabilities	$—	$(25)	$174,367	$174,342

	Fair value measurements as of December 31, 2012
(In thousands)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Assets:
Money market funds	$18,716	$—	$—	$18,716
Certificates of deposit	—	820	—	820
Common stock investments, available for sale	8,236	—	—	8,236
BZNE Note and conversation feature	—	—	2,040	2,040
Neovasc common stock options	—	1,394	—	1,394
Neovasc common stock warrants	—	478	—	478
Total assets	$26,952	$2,692	$2,040	$31,684
Liabilities:
Forward contracts	$—	$10	$—	$10
Deferred acquisition payments, net of discount	—	—	10,103	10,103
Contingent consideration:
CURNA	—	—	510	510
OPKO Diagnostics	—	—	12,974	12,974
FineTech	—	—	5,262	5,262
Farmadiet	—	—	1,310	1,310
Total liabilities	$—	$10	$30,159	$30,169
Our U.S. Treasury securities matured on October 15, 2013 ($25.0 million).
The carrying amount and estimated fair value of our long-term debt, as well as the applicable fair value hierarchy tiers, are contained in the table below. The fair value of the Notes is determined using a binomial lattice approach in order to estimate the fair value of the embedded derivative in the Notes. Refer to Note 6.

	September 30, 2013
(In thousands)	Carrying Value	Total Fair Value	Level 1	Level 2	Level 3
Notes	$109,094	$110,282	$—	$—	$110,282
As of September 30, 2013 and December 31, 2012, the carrying value of our other assets and liabilities approximates their fair value due to their short-term nature.
The following tables reconcile the beginning and ending balances of our Level 3 assets and liabilities as of September 30, 2013 and December 31, 2012:

	September 30, 2013
(In thousands)	BZNE Note and conversion feature	Contingent consideration	Deferred acquisition payments, net of discount	Embedded conversion option
Balance at December 31, 2012	$2,040	$20,056	$10,103	$—
Additions	—	47,710	—	59,204
Total losses (gains) for the period:
Included in results of operations	—	4,204	597	41,818
Conversion of the Notes	—	—	—	(1,199)
Payments	—	(2,761)	(5,365)	—
Balance at September 30, 2013	$2,040	$69,209	$5,335	$99,823

	December 31, 2012
(In thousands)	BZNE Note and conversion feature	Contingent consideration	Deferred acquisition payments, net of discount
Balance at December 31, 2011	$—	$18,002	$—
Additions	1,700	1,234	9,673
Total losses (gains) for the period:
Included in results of operations	1,563	820	430
Included in Other comprehensive loss	53	—	—
Transfer out to equity method investment	(1,276)	—	—
Balance at December 31, 2012	$2,040	$20,056	$10,103
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
Contingent consideration – We estimate the fair value of the contingent consideration utilizing a discounted cash flow model for the expected payments based on estimated timing and expected revenues. We use several discount rates depending on each type of contingent consideration related to FineTech, OPKO Diagnostics, CURNA, Farmadiet and Cytochroma transactions. The discount rates used range from 6% to 27% and were based on the weighted average cost of capital for those businesses. If the discount rates were to increase by 1%, on each transaction, the contingent consideration would decrease by $2.0 million. If estimated future sales were to decrease by 10%, the contingent consideration related to CURNA, FineTech and Cytochroma would decrease by $0.8 million. As of September 30, 2013, of the $69.2 million of contingent consideration, $3.7 million is recorded in Accrued expenses and $65.5 million is recorded in Other long-term liabilities. As of December 31, 2012, of the $20.0 million of contingent consideration, $5.1 million is recorded in Accrued expenses and $14.9 million is recorded in Other long-term liabilities.
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
The following table summarizes the fair values and the presentation of our derivative financial instruments in the Condensed Consolidated Balance Sheets:

(In thousands)	Balance Sheet Component	September 30, 2013	December 31, 2012
Derivative financial instruments:
Pharmsynthez Note Receivable and Purchase Option	Prepaid expenses and other current assets	$6,755	$—
Neovasc common stock options/warrants	Investments, net	$1,618	$1,872
Embedded conversion option	3.00% convertible senior notes, net of discount and estimated fair value of embedded derivatives	$99,823	$—
Forward contracts (1)	Current portion of lines of credit and notes payable	$3,899	$1,294

(1)	The effect on loss in the forward contracts is recorded in Accrued expenses. The effect on income in the forward contracts is recorded in Prepaid expenses and other current assets.
To qualify the derivative instrument as a hedge, we are required to meet strict hedge effectiveness and contemporaneous documentation requirements at the initiation of the hedge and assess the hedge effectiveness on an ongoing basis over the life of the hedge. At September 30, 2013 and December 31, 2012, our derivative financial instruments do not meet the documentation requirements to be designated as hedges. Accordingly, we recognize the changes in Fair value changes of derivative instruments, net in our Condensed Consolidated Statements of Operations. The following table summarizes the (losses) and gains recorded during the three and nine months ended September 30, 2013 and 2012:

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2013	2012	2013	2012
Derivative gain (loss):
Pharmsynthez Note Receivable and Purchase Option	$(147)	$—	$2,452	$—
Neovasc common stock options/warrants and BZNE Note conversion feature	(545)	201	700	1,368
Notes	(26,943)	—	(41,818)	—
Forward contracts	(158)	(32)	(25)	(59)
Total	$(27,793)	$169	$(38,691)	$1,309

The outstanding forward contracts at September 30, 2013 and December 31, 2012, have been recorded at fair value, and their maturity details are as follows:

(In thousands) Days until maturity	Contract value	Fair value at September 30, 2013	Effect on income (loss)
0 to 30	$1,133	$1,139	$6
31 to 60	1,058	1,039	(19)
61 to 90	945	939	(6)
91 to 120	272	271	(1)
121 to 180	516	511	(5)
More than 180	—	—	—
Total	$3,924	$3,899	$(25)

(In thousands) Days until maturity	Contract value	Fair value at December 31, 2012	Effect on income (loss)
0 to 30	$—	$—	$—
31 to 60	581	577	(4)
61 to 90	341	339	(2)
91 to 120	212	210	(2)
121 to 180	170	168	(2)
More than 180	—	—	—
Total	$1,304	$1,294	$(10)
NOTE 10 RELATED PARTY TRANSACTIONS

On August 29, 2013, we acquired PROLOR pursuant to an Agreement and Plan of Merger dated as of April 23, 2013 in an all-stock transaction.  Until completion of the acquisition, Dr. Frost was PROLOR’s Chairman of the Board and a greater than 5% stockholder of PROLOR. Dr. Hsiao and Mr. Rubin were also directors and less than 5% stockholders of PROLOR.
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
During the nine months ended September 30, 2013, our FineTech subsidiary recorded revenue of $0.1 million for the sale of APIs to Teva Pharmaceutical Industries, Limited ("Teva"). Dr. Frost serves as the Chairman of the Board of Directors of Teva.
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
In February 2012, we made a $1.0 million investment in ChromaDex. Other investors participating in the private financing included the Gamma Trust, Hsu Gamma, and Dr. Lerner. Following our investment, we own 1.5% of ChromaDex, the Gamma Trust owns approximately 16% of ChromaDex; Hsu Gamma owns approximately 1%; and certain of our directors own less 1%of ChromaDex.
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
In June 2009, we entered into a stock purchase agreement with Sorrento, pursuant to which we invested $2.3 million in Sorrento Therapeutics, Inc. ("Sorrento"). In exchange for the investment, we acquired approximately one-third of the outstanding common shares of Sorrento and received a fully-paid, exclusive license to the Sorrento antibody library for the discovery and development of therapeutic antibodies in the field of ophthalmology. On September 21, 2009, Sorrento entered into a merger transaction with Quikbyte Software, Inc. (“Quikbyte”). Prior to the merger transaction, certain investors, including Dr. Frost and other members of our management group, made an investment in Quikbyte. Dr. Lerner serves as a consultant and scientific advisory board member to Sorrento and owns less than 1% of its shares.
In November 2007, we entered into an office lease with Frost Real Estate Holdings, LLC (“Frost Holdings”), an entity affiliated with Dr. Frost. The lease is for approximately 8,300 square feet of space in an office building in Miami, Florida, where our principal executive offices are located. The lease provides for payments of approximately $18 thousand per month in the first year increasing annually to $24 thousand per month in the fifth year, plus applicable sales tax. The rent is inclusive of operating expenses, property taxes and parking. The rent for the first year was reduced to reflect a $30 thousand credit for the costs of tenant improvements. In August 2012, we entered into a six-month extension on the same terms as the 2007 expiring lease and in February 2013, we agreed to extend the lease on a month-to-month basis.

We reimburse Dr. Frost for Company-related use by Dr. Frost and our other executives of an airplane owned by a company that is beneficially owned by Dr. Frost. We reimburse Dr. Frost in an amount equal to the cost of a first class airline ticket between the travel cities for each executive, including Dr. Frost, traveling on the airplane for Company-related business. We do not reimburse Dr. Frost for personal use of the airplane by Dr. Frost or any other executive; nor do we pay for any other fixed or variable operating costs of the airplane. For the three and nine months ended September 30, 2013, we reimbursed Dr. Frost approximately $19 thousand and $37 thousand, respectively, for Company-related travel by Dr. Frost and other OPKO executives. For the three and nine months ended September 30, 2012, we reimbursed Dr. Frost approximately $52 thousand and $181 thousand, respectively, for Company-related travel by Dr. Frost and other OPKO executives.
NOTE 11 COMMITMENTS AND CONTINGENCIES
In connection with our acquisitions of CURNA, OPKO Diagnostics, FineTech, Farmadiet, and Cytochroma, we agreed to pay future consideration to the sellers upon the achievement of certain events. As a result, as of September 30, 2013 , we recorded $69.2 million as contingent consideration, with $3.7 million recorded within Accrued expenses and $65.5 million recorded within Other long-term liabilities in the accompanying Condensed Consolidated Balance Sheets. Refer to Note 4.
On April 29, 2013, we were named in a putative class action filed in the Eighth Judicial District Court in and for Clark County, Nevada against PROLOR, the members of the PROLOR Board of Directors, individually (including Drs. Frost and Hsiao and Steven Rubin), and the Company. From May 1, 2013 through May 6, 2013, we were named in an additional five putative class actions suits filed in the Eighth Judicial District Court in and for Clark County, Nevada against the same defendants. On July 17, 2013, these suits were consolidated, for all purposes, into an amended class action complaint, and on or around October 25, 2013, the plaintiffs filed a second amended consolidated class action complaint. The lawsuit is brought by purported holders of PROLOR's common stock, both individually and on behalf of a putative class of PROLOR's stockholders, asserting claims that PROLOR’s Board of Directors breached its fiduciary duties in connection with the merger by purportedly failing to maximize stockholder value, that PROLOR and its Board of Directors failed to disclose material information to PROLOR’s stockholders, and that the Company aided and abetted the alleged breaches of fiduciary duty. The lawsuit seeks monetary damages, including increased consideration to PROLOR’s stockholders, equitable relief, including, among other things, rescission of the Merger Agreement along with rescissionary damages, and an award of all costs, including reasonable attorneys’ fees. The Company denies the allegations and intends to vigorously defend the actions. It is too early to assess the probability of a favorable or unfavorable outcome or the loss or range of loss, if any.
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
In October 2012, we received a letter from counsel to Optos, Inc., ("Optos") making certain indemnity claims against us in connection with the sale of our ophthalmic instrumentation business. In October 2013, we entered into a settlement agreement with Optos that resulted in payments to us and resolved all pending claims between the parties, including a termination of future royalty obligations from Optos to us.
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
Information regarding our operations and assets for our operating segments and the unallocated corporate operations as well as geographic information are as follows:

	For the three months ended September 30,		For the nine months ended September 30,
(In thousands)	2013	2012	2013	2012
Product revenues:
Pharmaceuticals	$16,563	$11,495	$50,708	$30,051
Diagnostics	—	—	—	—
Corporate	—	—	—	—
	$16,563	$11,495	$50,708	$30,051
Revenue from services:
Pharmaceuticals	$—	$—	$—	$—
Diagnostics	2,710	43	8,870	173
Corporate	60	57	180	159
	$2,770	$100	$9,050	$332
Revenue from transfer of intellectual property:
Pharmaceuticals	$913	$—	$14,720	$—
Diagnostics	395	200	1,360	400
Corporate	—	—	—	—
	$1,308	$200	$16,080	$400
Operating (loss) income:
Pharmaceuticals	$(11,126)	$(1,755)	$(7,171)	$(5,072)
Diagnostics	(399)	(3,810)	(16,783)	(12,835)
Corporate	(6,606)	(3,804)	(17,393)	(9,650)
Less: Operating loss attributable to noncontrolling interests	(879)	—	(2,419)	—
	$(19,010)	$(9,369)	$(43,766)	$(27,557)
Depreciation and amortization:
Pharmaceuticals	$2,020	$1,780	$5,417	$4,805
Diagnostics	1,717	841	5,110	2,510
Corporate	31	44	121	132
	$3,768	$2,665	$10,648	$7,447
Revenues:
United States	$4,078	$300	$25,130	$732
Chile	7,993	6,781	24,216	19,669
Spain	4,026	1,997	13,503	1,997
Israel	3,099	1,516	9,666	4,661
Mexico	1,445	1,201	3,323	3,724
	$20,641	$11,795	$75,838	$30,783

(In thousands)	September 30, 2013	December 31, 2012
Assets:
Pharmaceuticals	$1,087,950	$142,299
Diagnostics	114,434	112,422
Corporate	180,598	35,109
	$1,382,982	$289,830
Goodwill:
Pharmaceuticals	$174,734	$32,844
Diagnostics	47,606	47,606
Corporate	—	—
	$222,340	$80,450
During the three and nine months ended September 30, 2013 and 2012, no customer represented more than 10% of our total revenue. As of September 30, 2013 and December 31, 2012, no customer represented more than 10% of our accounts receivable balance.
NOTE 13 SERIES D PREFERRED STOCK REDEMPTION
On March 1, 2013, our Board of Directors declared a cash dividend to all Series D Preferred Stockholders as of March 8, 2013. The total cash dividend paid was approximately $3.0 million. In addition, we also exercised our option to convert all 1,129,032 shares of our outstanding Series D Preferred Stock into 11,290,320 shares of our Common Stock effective as of March 8, 2013. Following the conversion there are no outstanding shares of Series D Preferred Stock.
NOTE 14 SUBSEQUENT EVENTS
We have reviewed all subsequent events and transactions that occurred after the date of our September 30, 2013 condensed consolidated balance sheet date, through the time of filing this Quarterly Report on Form 10-Q.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
OVERVIEW
You should read this discussion together with the condensed consolidated financial statements, related Notes, and other financial information included elsewhere in this report and in our Annual Report on Form 10-K for the year ended December 31, 2012 (the “Form 10-K”). The following discussion contains assumptions, estimates and other forward-looking statements that involve a number of risks and uncertainties, including those discussed under “Risk Factors,” in Part II, Item 1A of our Form 10-K for the year ended December 31, 2012 as updated by our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2013 and June 30, 2013. These risks could cause our actual results to differ materially from those anticipated in these forward-looking statements.
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

RECENT DEVELOPMENTS
On August 29, 2013, we acquired PROLOR Biotech, Inc. ("PROLOR") pursuant to an Agreement and Plan of Merger dated April 23, 2013 (the "PROLOR Merger Agreement") in an all-stock transaction. PROLOR is an Israeli-based biopharmaceutical company focused on developing and commercializing longer-acting proprietary versions of already approved therapeutic proteins.
Under the terms of the PROLOR Merger Agreement, holders of PROLOR common stock received 0.9951 shares of our Common Stock for each share of PROLOR common stock. At closing we delivered 63,670,805 shares of our Common Stock valued at $540.6 million based on the closing price per share of our Common Stock as reported by the NYSE on the closing date of the acquisition, or $8.49 per share. Until completion of the acquisition, Dr. Phillip Frost, our Chairman and Chief Executive Officer, was PROLOR’s Chairman of the Board and a greater than 5% stockholder of PROLOR. Dr. Jane H. Hsiao, our Vice Chairman and Chief Technology Officer and Mr. Steven Rubin, our Executive Vice President, Administration, were both directors of PROLOR and less than 5% stockholders of PROLOR.
RESULTS OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012
Revenues. Revenues for the three months ended September 30, 2013, were $20.6 million, compared to $11.8 million for the 2012 period. This increase principally reflected revenues related to the post September 30, 2012, acquisitions of Prost-Data, Inc. (“OURLab”), and SciVac Ltd ("SciVac"), previously known as SciGen (I.L.) Ltd, and the acquisition of Farmadiet Group Holding, S.L. (“Farmadiet”) in August 2012, which contributed $2.6 million, $0.3 million and $2.0 million of revenues, respectively, during the three months ended September 30, 2013. Revenue from our Chilean operations increased $1.2 million during the three months ended September 30, 2013, primarily due to increased sales to government agencies. Revenue from our Israeli API business increased $1.2 million during the three months ended September 30, 2013, primarily related to increased sales from existing customers. Revenue from our Mexican operations increased by $0.3 million during the three months ended September 30, 2013, primarily due to a shift in marketing strategy to focus sales efforts to private institutions. Revenue related to our molecular diagnostics collaboration agreements and license agreements increased $1.2 million during the three months ended September 30, 2013, compared to the 2012 period, primarily related to revenue recorded in connection to the OAO Pharmsynthez (“Pharmsynthez”) collaboration agreements.
Costs of revenue. Costs of revenue for the three months ended September 30, 2013, were $12.0 million, compared to $7.5 million for the 2012 period. Costs of revenue for the three months ended September 30, 2013, increased principally due to costs of revenue recorded by OURLab, SciVac and Farmadiet of $2.5 million, $1.0 million and $0.6 million, respectively, which businesses were acquired post September 30, 2012, with the exception of Farmadiet, which business was acquired in August 2012. Costs of revenue from our Chilean and Mexican operations increased $0.3 million and $0.1 million, respectively, during the three months ended September 30, 2013, primarily related to a higher level of revenues in these businesses.
Selling, general and administrative expenses. Selling, general and administrative expenses for the three months ended September 30, 2013, were $13.6 million, compared to $7.3 million for the 2012 period. The increase in selling, general and administrative expenses principally resulted from $3.0 million of such expenses recorded during the three months ended September 30, 2013, by Farmadiet, SciVac, OURLab, Cytochroma Inc. ("Cytochroma"), OPKO Do Brasil Comércio De Produtos Farmacéuticos Ltda, previously known as Silcon Comércio, Importacao E Exportacao de Produtos Farmacéuticos e Cosmeticos Ltda ("OPKO Brazil") and PROLOR, which businesses were acquired post September 30, 2012, with the exception of Farmadiet, which was acquired in August 2012. Excluding the selling, general and administrative expenses of Farmadiet and of the businesses acquired post September 30, 2012, selling, general and administrative expenses increased by $3.2 million during the three months ended September 30, 2013, principally as a result of increased personnel expenses and professional fees associated with our increased operations. Selling, general and administrative expenses during the three months ended September 30, 2013 and 2012, include equity-based compensation expense of $2.1 million and $1.1 million, respectively.
Research and development expenses. Research and development expenses for the three months ended September 30, 2013 and 2012, were $11.1 million and $3.6 million, respectively. Research and development costs include external and internal expenses, partially offset by third-party grants and fundings arising from collaboration agreements. External expenses include clinical and non-clinical activities performed by contract research organizations, lab services, purchases of drug and diagnostic product materials and manufacturing development costs. We track external research and development expenses by individual program, for Phase 3 clinical trials for drug approval and/or premarket approvals for diagnostics tests (“PMA”), if any. Research and development employee-related expenses include salaries, benefits and stock-based compensation expense. Other unallocated internal research and development expenses are incurred to support overall research and development activities and include expenses related to general overhead and facilities.

The increase in research and development expenses during the three months ended September 30, 2013, as compared to the 2012 period, principally resulted from an increase of $7.7 million related to the Cytochroma and PROLOR development programs, including $3.9 million related to the cost of ongoing Phase 3 clinical trials for RayaldyTM and for hGH-CTP. During the three months ended September 30, 2013 and 2012, we recorded, as an offset to research and development expenses, $0.8 million and $0.2 million, respectively, related to research and development grants received and from our collaboration and funding agreements. Research and development expenses for the three months ended September 30, 2013 includes an offset to research and development expenses of $2.7 million related to the correction of an error related to equity awards granted to non-employees with performance based vesting, partially offset by $0.9 million of expense. Research and development expense for the three months ended September 30, 2012 included $15 thousand of equity-based compensation expense.
Contingent consideration. Contingent consideration expenses for the three months ended September 30, 2013 and 2012, were $0.3 million and $0.6 million, respectively. The decrease in contingent consideration expense resulted from changes in the fair value of the contingent consideration liabilities due to the time value of money and the impact of changes in the underlying assumptions, if any, during the period. The contingent consideration liabilities relate to potential amounts payable to former stockholders of CURNA, Inc. ("CURNA"), Claros Diagnostics Inc. (“OPKO Diagnostics”), FineTech Pharmaceuticals, Ltd. ("FineTech"), Farmadiet and Cytochroma pursuant to our acquisition agreements in January 2011, October 2011, December 2011, August 2012 and March 2013, respectively.
Amortization of intangible assets. Amortization of intangible assets was $2.8 million and $2.2 million for the three months ended September 30, 2013 and 2012, respectively. Amortization expense increased due to the acquisitions of Farmadiet, OURLab and Cytochroma, in August 2012, December 2012 and March 2013, respectively.
Other income and (expense), net. Other income and (expense), net for the three months ended September 30, 2013 and 2012 was ($38.9) million and ($0.1) million, respectively. During the three months ended September 30, 2013, we recorded a $26.9 million non-cash other expense related to the changes in the fair value of the embedded derivatives in the 3.00% convertible senior notes, (the "Notes"), an $8.7 million loss on early partial conversion of the Notes and $0.7 million other expenses related to the changes in the fair value of the Pharmsynthez Note Receivable and Purchase Option and changes in the fair value of the options received in connection with our investment in Neovasc, Inc ("Neovasc"). Other income and (expense), net, for the three months ended September 30, 2013, also included $3.4 million of interest expense principally related to interest incurred on the Notes and by the amortization of related deferred financing costs. For the three months ended September 30, 2012, other income and (expense), net principally consisted of interest expense incurred in our Chilean and Farmadiet lines of credit, interest incurred related to the deferred payments in Farmadiet and foreign currency expense, partially offset by $0.2 million of other income recognized for the change in fair value of the warrants received in connections with our investment in Neovasc.
Loss from investments in investees. Loss from investments in investees was $1.6 million and $0.5 million for the three months ended September 30, 2013 and 2012, respectively. The increase in loss from investments in investees is primarily due to the result of increased research and development activities at our investees as well as the impact of including the activities of our recent investments in RXi Pharmaceuticals Corporation ("RXi") and Pharmsynthez.
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
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012
Revenues. Revenues for the nine months ended September 30, 2013, were $75.8 million, compared to $30.8 million for the 2012 period. The increase in revenue principally reflected one-time, non–cash revenue of $12.5 million related to the transfer of substantially all of our assets in the field of RNA interference to RXi, and revenues related to the post September 30, 2012, acquisitions of OURLab and SciVac, and the acquisition of Farmadiet in August 2012, which contributed $8.4 million, $1.2 million and $11.5 million of revenue, respectively, during the nine months ended September 30, 2013. Revenue from our Chilean operations increased $4.5 million during the nine months ended September 30, 2013, primarily due to increased sales to government agencies. Revenue from our Israeli API business increased $3.8 million during the nine months ended September 30, 2013, primarily related to increased sales to new and existing customers. Revenue from our Mexican operations decreased by $0.4 million during the nine months ended September 30, 2013, primarily due to reduced sales to government institutions, partially offset by increased sales to private institutions due to a shift in the marketing strategy to focus sales on these institutions. . Revenue related to our molecular diagnostics collaboration agreements and license agreements, excluding the RXi revenue, increased $3.5 million during the nine months ended September 30, 2013, compared to the 2012 period, primarily related to revenue recorded in connection to the Pharmsynthez collaboration agreements.

Cost of revenue. Costs of revenue for the nine months ended September 30, 2013 were $36.8 million, compared to $19.0 million for the 2012 period. Costs of revenue for the nine months ended September 30, 2013, increased principally as a result of costs of revenue recorded by OURLab, SciVac and Farmadiet of $8.1 million, $2.8 million and $4.1 million, respectively, which businesses were acquired post September 30, 2012, with the exception of Farmadiet, which business was acquired in August 2012. Costs of revenue from our Israeli API business, our Chilean and Mexican operations increased $0.3 million, $2.0 million and $0.4 million, respectively, during the nine months ended September 30, 2013, primarily related to a higher level of sales activity in our Israeli API business and in our Chilean operations and due to increased costs associated with a new distribution service center in our Mexican operations in order to improve quality and timing of deliveries.
Selling, general and administrative expenses. Selling, general and administrative expenses for the nine months ended September 30, 2013, were $39.9 million, compared to $17.4 million for the 2012 period. The increase in selling, general and administrative expenses principally resulted from $13.0 million of such expenses recorded during the nine months ended September 30, 2013, by Farmadiet, SciVac, OURLab, Cytochroma, OPKO Brazil and PROLOR, which businesses were acquired post September 30, 2012, with the exception of Farmadiet, which was acquired in August 2012. Excluding the selling, general and administrative expenses of Farmadiet and of the businesses acquired post September 30, 2012, selling, general and administrative expenses increased by $9.4 million during the nine months ended September 30, 2013, principally as a result of increased personnel expenses and professional fees associated with our increased operations. Selling, general and administrative expenses during the nine months ended September 30, 2013 and 2012, include equity-based compensation expense of $4.7 million and $2.3 million, respectively.
Research and development expenses. Research and development expenses for the nine months ended September 30, 2013 and 2012, were $30.6 million and $12.9 million, respectively. The increase in research and development expenses during the nine months ended September 30, 2013 as compared to the 2012 period, principally resulted from an increase of $13.3 million related to the Cytochroma and PROLOR development programs, including $6.7 million related to the cost of ongoing Phase 3 clinical trials for RayaldyTM and hGH-CTP. During the nine months ended September 30, 2013 and 2012, we recorded, as an offset to research and development expenses, $1.8 million and $0.9 million, respectively, related to research and development grants received and from our collaboration and funding agreements. Research and development expenses for the nine months ended September 30, 2013 and 2012, include equity-based compensation expense of $2.7 million and $1.0 million, respectively. The nine months ended September 30, 2013 includes an offset to research and development expenses of $2.7 million related to the correction of an error related to equity awards granted to non-employees with performance based vesting. The increase in equity-based compensation expense during the nine months ended September 30, 2013, principally reflects the mark to market impact of Common Stock options granted to non-employees and the associated increase in the trading price of our Common Stock during the nine months ended September 30, 2013.
Contingent consideration. Contingent consideration expenses for the nine months ended September 30, 2013 and 2012, were $4.2 million and $2.7 million, respectively. The increase in contingent consideration expense resulted from changes in the fair value of the contingent consideration liabilities due to the time value of money and the impact of changes in the underlying assumptions, if any, during the period. The contingent consideration liabilities relate to potential amounts payable to former stockholders of CURNA, OPKO Diagnostics, FineTech, Farmadiet and Cytochroma pursuant to our acquisition agreements in January 2011, October 2011, December 2011, August 2012 and March 2013, respectively.
Amortization of intangible assets. Amortization of intangible assets was $8.2 million and $6.3 million for the nine months ended September 30, 2013 and 2012, respectively. Amortization expense increased due to the acquisitions of Farmadiet, OURLab and Cytochroma in August 2012, December 2012 and March 2013, respectively.
Other income and (expense), net. Other income and (expense), net for the nine months ended September 30, 2013 and 2012, was ($46.0) million and $0.4 million, respectively. During the nine months ended September 30, 2013, we recorded a $41.8 million non-cash charge, net, related to the changes in the fair value of the embedded derivatives in the Notes and an $8.7 million loss on early partial conversion of the Notes, partially offset by other income of $3.2 million related to changes in the fair value of the Pharmsynthez Note Receivable and Purchase Option and changes in the fair value of the warrants and options received in connection with our investment in Neovasc and by a gain of $10.8 million on the sale of certain of our investments available for sale . Other income and (expense), net, for the nine months ended September 30, 2013, also included $10.1 million of interest expense primarily related to interest incurred on the Notes and by the amortization of related deferred financing costs. For the nine months ended September 30, 2012, other income, net included $1.5 million of other income recognized from the change in fair value of the warrants received in connection with our investment in Biozone Pharmaceuticals, Inc., partially offset by other expense recognized for the decrease in fair value of warrants and options received in connections with our investment in Neovasc and the interest expense incurred by our Chilean and Farmadiet lines of credit.

Loss from investments in investees. Loss from investments in investees was $7.9 million and $1.5 million for the nine months ended September 30, 2013 and 2012, respectively. The increase in loss from investments in investees is primarily due to the result of increased research and development activities at our investees as well as the impact of including the activities of our recent investments in RXi and Pharmsynthez.
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
LIQUIDITY AND CAPITAL RESOURCES
At September 30, 2013, we had cash, cash equivalents and marketable securities of approximately $180.8 million. Cash used in operations during 2013 principally reflects expenses related to selling, general and administrative activities related to our corporate operations, research and development activities and our operations at SciVac, OPKO Brazil, PROLOR and Mexico, partially offset by cash provided from our operations at FineTech, Chile and Spain. Cash used in investing activities primarily reflects the net purchase of marketable securities of $25.0 million, the investments in RXi and Pharmsynthez of $13.3 million and capital expenditures of $3.0 million, partially offset by cash received from the sale of investments available for sale and from the sale of office space in Spain, and by net cash provided by business combinations of $20.5 million. Cash provided by financing activities primarily reflects the issuance of the Notes and $5.1 million received from Common Stock option and Common Stock warrant exercises. Since our inception, we have not generated sufficient gross margins to offset our operating and other expenses and our primary source of cash has been from the public and private placement of stock and credit facilities available to us.
On August 30, 2013, one of the conversion rights in the Notes was triggered. Holders of the Notes converted $16.9 million principal amount into 2,396,145 shares of our Common Stock at a rate of 141.4827 shares of Common Stock per $1,000 principal amount of Notes. We recorded an $8.7 million loss on early conversion of the Notes in Other income (expense), net in our Condensed Consolidated Statement of Operations. The Notes were convertible through September 6, 2013 and may be convertible thereafter, if one or more of the conversion conditions are satisfied.
In April 2013, we invested $9.6 million in exchange for approximately 13.6 million shares of Pharmsynthez common stock. Concurrent with our investment, Pharmsynthez also agreed to issue, at its option, approximately 12.0 million shares of its common stock or pay us Russian Rubles (“RUR”) 265.0 million ($8.1 million) on or before December 31, 2013. We have a right to purchase additional shares in Pharmsynthez at a fixed price if Pharmsynthez pays us in RUR rather than the 12.0 million shares of Pharmsynthez common stock.
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
In connection with our acquisitions of CURNA, OPKO Diagnostics, FineTech and Cytochroma we agreed to pay future consideration to the sellers upon the achievement of certain events, including minimum cash payments of $5.0 million to the former stockholder of FineTech upon the achievement of certain sales milestones, of which $2.7 million was paid in March 2013; up to an additional $19.1 million in shares of our Common Stock to the former stockholders of OPKO Diagnostics upon and subject to the achievement of certain milestones; and up to an additional $190.0 million in either shares of our Common Stock or cash, at our option subject to the achievement of certain milestones, to the former shareholders of Cytochroma. In connection with the acquisition of Farmadiet, we agreed to pay an additional €3.4 million (US$4.6 million) in August 2013 and €3.4 million (US$4.6 million) in February 2014 in cash or shares of our Common Stock. On August 2, 2013, we issued 585,703 shares of our Common Stock to satisfy the August 2013 obligation. Further, upon the achievement of certain development milestones, we are obligated to issue 125,000 shares of our Common Stock and €0.8 million (US$1.1 million) in shares of our Common Stock or cash, at our option.
As of September 30, 2013, we have outstanding lines of credit in the aggregate amount of $11.4 million with 15 financial institutions in Chile and Spain, of which $5.6 million is unused. The weighted average interest rate on these lines of credit is approximately 7.4%. These lines of credit are short-term and are generally due within three months. These lines of credit are used primarily as a source of working capital for inventory purchases. The highest balance at any time during the nine months ended September 30, 2013, was $16.6 million. We intend to continue to enter into these lines of credit as needed. There is no assurance that these lines of credit or other funding sources will be available to us on acceptable terms, or at all, in the future.
We expect to incur losses from operations for the foreseeable future. We expect to incur substantial research and development expenses, including expenses related to the hiring of personnel and additional clinical trials. We expect that selling, general and administrative expenses will also increase as we expand our sales, marketing and administrative staff and add infrastructure.
We believe that the cash, cash equivalents, and marketable securities on hand at September 30, 2013, which include the net proceeds from the Notes, and the amounts available to be borrowed under our lines of credit are sufficient to meet our anticipated cash requirements for operations and debt service beyond the next 12 months. We based this estimate on assumptions that may prove to be wrong or are subject to change, and we may be required to use our available cash resources sooner than we currently expect. If we acquire additional assets or companies, accelerate our product development programs or initiate additional clinical trials, we will need additional funds. Our future cash requirements will depend on a number of factors, including possible acquisitions, the continued progress of research and development of our product candidates, the timing and outcome of clinical trials and regulatory approvals, the costs involved in preparing, filing, prosecuting, maintaining, defending, and enforcing patent claims and other intellectual property rights, the status of competitive products, the availability of financing, and our success in developing markets for our product candidates. If we are not able to secure additional funding when needed, we may have to delay, reduce the scope of, or eliminate one or more of our clinical trials or research and development programs or possible acquisitions.
The following table provides information as of September 30, 2013, with respect to the amounts and timing of our known contractual obligation payments due by period.

Contractual obligations (In thousands)	Remaining Three Months ending December 31, 2013	2014	2015	2016	2017	2018	Thereafter	Total
Open purchase orders	$5,065	$175	$—	$—	$—	$—	$—	$5,240
Operating leases	653	2,210	1,513	1,264	573	283	372	6,868
3.00% convertible senior notes	—	—	—	—	—	—	208,917	208,917
Deferred payments	—	5,335	—	—	—	—	—	5,335
Mortgages and other debts payable (1)	1,385	575	483	370	332	272	1,729	5,146
Lines of credit	11,397	—	—	—	—	—	—	11,397
Interest commitments	1,472	4,882	4,863	4,847	4,835	4,851	475	26,225
Total	$19,972	$13,177	$6,859	$6,481	$5,740	$5,406	$211,493	$269,128

(1)	Excludes $1.3 million of consolidated liabilities related to SciVac, as to which there is no recourse against us.
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
- Contingent consideration that includes payments upon achievement of certain milestones including meeting development milestones such as the completion of successful clinical trials, new drug application approvals by the U.S. FDA and revenue milestones upon the achievement of certain revenue targets all of which are anticipated to be paid within the next 7 years and are payable in either shares of our Common Stock or cash, at our option, and that may aggregate up to $213.5 million.

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
Goodwill and Intangible Assets. Goodwill and other intangible assets acquired in business combinations, licensing and other transactions were $1.1 billion and $0.2 billion, respectively, at September 30, 2013 and December 31, 2012, representing approximately 79% and 61% of total assets, respectively.
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

Goodwill was $222.3 million and $80.5 million, respectively, at September 30, 2013 and December 31, 2012. Goodwill is tested at least annually for impairment or when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable, on an enterprise level by assessing qualitative factors or performing a quantitative analysis in determining whether it is more likely than not that its fair value exceeds the carrying value. Examples of qualitative factors include our share price, our financial performance compared to budgets, long-term financial plans, macroeconomic, industry and market conditions as well as the substantial excess of fair value over the carrying value of net assets from the annual impairment test performed in the prior year.
Intangible assets were $870.6 million and $95.8 million, including IPR&D of $793.3 million and $11.5 million, respectively, at September 30, 2013 and December 31, 2012. Intangible assets are tested for impairment whenever events or changes in circumstances warrant a review, although IPRD is required to be tested at least annually. Intangible assets are highly vulnerable to impairment charges, particularly newly acquired assets for recently launched products or IPR&D. These assets are initially measured at fair value and therefore any reduction in expectations used in the valuations could potentially lead to impairment. Some of the more common potential risks leading to impairment include competition, earlier than expected loss of exclusivity, pricing pressures, adverse regulatory changes or clinical trial results, delay or failure to obtain regulatory approval and additional development costs, inability to achieve expected synergies, higher operating costs, changes in tax laws and other macro-economic changes. The complexity in estimating the fair value of intangible assets in connection with an impairment test is similar to the initial valuation.
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
We analyze accounts receivable and historical bad debt levels, customer credit worthiness and current economic trends when evaluating the adequacy of the allowance for doubtful accounts using the specific identification method. Our reported net loss is directly affected by management’s estimate of the collectability of accounts receivable. The allowance for doubtful accounts recognized in our Condensed Consolidated Balance Sheets at September 30, 2013 and December 31, 2012 was $1.1 million and $0.5 million, respectively.
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
In July 2013, the FASB issued ASU 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. ASU 2013-11is intended to eliminate inconsistent practices regarding the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is available to reduce the taxable income or tax payable that would result from the dis-allowance of a tax position. This ASU will be effective for our fiscal year beginning January 1, 2014 and subsequent interim periods. The adoption of ASU 2013-11 is not expected to have a material effect on our condensed consolidated financial statements.
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
Our derivative activities, which consist of foreign exchange forward contracts, are initiated to hedge forecasted cash flows that are exposed to foreign currency risk. The foreign exchange forward contracts generally require us to exchange local currencies for foreign currencies based on pre-established exchange rates at the contracts’ maturity dates. As exchange rates change, gains and losses on these contracts are generated based on the change in the exchange rates that are recognized in the Consolidated Statement of Operations at maturity, and offset the impact of the change in exchange rates on the foreign currency cash flows that are hedged. If the counterparties to the exchange contracts do not fulfill their obligations to deliver the contracted currencies, we could be at risk for currency related fluctuations. We had $3.9 million in foreign exchange forward contracts outstanding at September 30, 2013, primarily to hedge Chilean-based operating cash flows against U.S. dollars. If Chilean Pesos were to strengthen in relation to the U.S. dollar, our loss or gain on hedged foreign currency cash-flows would be offset by the derivative contracts, with a net effect of zero.
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
At September 30, 2013, we had cash and cash equivalents and marketable securities of $180.8 million. The weighted average interest rate related to our cash and cash equivalents for the nine months ended September 30, 2013 was 0%. As of September 30, 2013, the principal value of our credit lines was $11.4 million at a weighted average interest rate of approximately 7.4% for the six months then ended.
Our $175 million aggregate principal amount of our 3.00% convertible senior notes (the "Notes") has a fixed interest rate, and therefore is not subject to fluctuations in market interest rates.
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
Equity Price Risk – We are subject to equity price risk related to the (i) rights to convert into shares of our Common Stock, including upon a fundamental change; and (ii) a coupon make-whole payment in the event of a conversion by the holders of the Notes on or after February 1, 2017 but prior to February 1, 2019. These terms are considered to be embedded derivatives. On a quarterly basis, we are required to record these embedded derivatives at fair value with the changes being recorded in our Condensed Consolidated Statement of Operations. Accordingly, our results of operations are subject to exposure associated with increases or decreases in the estimated fair value of our embedded derivatives.

Item 4. Controls and Procedures
The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Securities and Exchange Commission (“SEC”) Rule 13a-15(e) as of September 30, 2013. Based on that evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures are effective to ensure that information the Company is required to disclose in reports that it files or submits under the Securities Exchange Act is accumulated and communicated to management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.
Changes to the Company’s Internal Control Over Financial Reporting
In connection with the Farmadiet Group Holding, S.L. ("Farmadiet"), SciVac Ltd, formerly SciGen (I.L.) Ltd ("SciVac"), OPKO OURLab LLC, formerly Prost-Data, Inc. ("OURLab"), Cytochroma Inc. ("Cytochroma") and PROLOR Biotech, Inc. ("PROLOR") acquisitions in August 2012, October 2012, December 2012, March 2013 and August 2013, respectively, we began implementing standards and procedures at Farmadiet, SciVac, OURLab, Cytochroma and PROLOR, including upgrading and establishing controls over accounting systems, and adding employees and consultants who are trained and experienced in the preparation of financial statements in accordance with U.S. GAAP to ensure that we have in place appropriate internal control over financial reporting at Farmadiet, SciVac, OURLab, Cytochroma and PROLOR. These changes to the Company’s internal control over financial reporting that occurred during the Company’s third fiscal quarter of 2013 have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
On April 29, 2013, a putative class action was filed in the Eighth Judicial District Court in and for Clark County, Nevada against PROLOR Biotech, Inc. (“PROLOR”), the members of the PROLOR Board of Directors, individually (including Drs. Frost and Hsiao and Steven Rubin), and the Company. From May 1, 2013 through May 6, 2013, we were named in an additional five putative class actions lawsuits filed in the Eight Judicial District Court in and for Clark County, Nevada against the same defendants. On July 17, 2013, these six suits were consolidated, for all purposes, into an amended class action complaint, and on or around October 25, 2013, the plaintiffs filed a second amended consolidated class action complaint. The lawsuit is brought by purported holders of PROLOR's common stock, both individually and on behalf of a putative class of PROLOR's stockholders, asserting claims that PROLOR’s Board of Directors breached its fiduciary duties in connection with the merger by purportedly failing to maximize stockholder value, that PROLOR and its Board of Directors failed to disclose material information to PROLOR’s stockholders, and that the Company aided and abetted the alleged breaches of fiduciary duty. The lawsuit seeks monetary damages, including increased consideration to PROLOR’s stockholders, equitable relief, including, among other things, rescission of the Merger Agreement along with rescissionary damages, and an award of all costs, including reasonable attorneys’ fees. The Company denies the allegations and intends to vigorously defend the actions. It is too early to assess the probability of a favorable or unfavorable outcome or the loss or range of loss, if any.
Item 1A. Risk Factors
Other than as set forth below, there have been no material changes in our risk factors from those previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, as updated by the Company's Quarterly Report on Form 10-Q for the quarters ended March 31, 2013 and June 30, 2013.
The conversion and redemption features of our January 2013 convertible senior notes due in 2033 ("2033 Senior Notes") are classified embedded derivatives and may continue to result in volatility in our financial statements, including having a material impact on our result of operations and derivative liability recorded.
The conversion rights and redemption options of our 2033Senior Notes are classified as embedded derivatives and as a result, marked-to-market to reflect their fair value at each reporting period. The fair value of the embedded derivatives is influenced by a variety of factors, including the actual and anticipated behavior of the holders of the 2033 Senior Notes, the expected volatility of Common Stock price and our Common Stock price as of the fair value measurement date. Some of these factors are outside of our control. As a result, changes in these factors may have a material impact on our result of operations and the derivative liability recorded in our Condensed Consolidated Balance Sheets. Consequently, our financial statements may vary periodically, based on factors other than our revenues and expenses.
We have a large amount of goodwill and other intangible assets as a result of acquisitions and a significant write-down of goodwill and/or other intangible assets would have a material adverse effect on our reported results of operations and net worth.
We have a large amount of goodwill and other intangible assets and we are required to perform an annual, or in certain situations a more frequent, assessment for possible impairment for accounting purposes. At September 30, 2013, we have goodwill and other intangible assets of $1.1 billion, or approximately 79% of our total assets. If we do not achieve our planned operating results, we may be required to incur a non-cash impairment charge. Any impairment charges in the future will adversely affect our results of operations. A significant write down of goodwill and/or other intangible assets would have a material adverse effect on our reported results of operations and net worth.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not Applicable.
Item 5. Other Information
None.
Item 6. Exhibits.

Exhibit 3.1	Amended and Restated Certificate of Incorporation.
Exhibit 3.2(1)	Amended and Restated By-Laws.
Exhibit 4.3(2)	Indenture, dated as of January 30, 2013, between OPKO Health, Inc. and Wells Fargo Bank, National Association.
Exhibit 10.1(3)	Amendement to OPKO Health, Inc. 2007 Equity Incentive Plan.
Exhibit 31.1
Certification by Phillip Frost, Chief Executive Officer, pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended September 30, 2013.

Exhibit 31.2
Certification by Juan F. Rodriguez, Chief Financial Officer, pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended September 30, 2013.

Exhibit 32.1
Certification by Phillip Frost, Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended September 30, 2013.

Exhibit 32.2
Certification by Juan F. Rodriguez, Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended September 30, 2013.

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

(1)	Filed with the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2008, and incorporated herein by reference.

(2)	Filed with the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 5, 2013, and incorporated herein by reference.

(3)	Filed with the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 30, 2013, and incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 11, 2013	OPKO Health, Inc.

/s/ Adam Logal
Adam Logal
Vice President, Finance, Chief Accounting
Officer and Treasurer

Exhibit Index

Exhibit Number	Description

Exhibit 3.1	Amended and Restated Certificate of Incorporation.

Exhibit 31.1
Certification by Phillip Frost, Chief Executive Officer, pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended September 30, 2013.

Exhibit 31.2
Certification by Juan F. Rodriguez, Chief Financial Officer, pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended September 30, 2013.

Exhibit 32.1
Certification by Phillip Frost, Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended September 30, 2013.

Exhibit 32.2
Certification by Juan F. Rodriguez, Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended September 30, 2013.

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