Form 10-K
period 2013-12-31
Opko Health, Inc.
filed 2014-03-03
CIK 944809

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013.
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

4400 Biscayne Blvd., Miami, FL 33137 (Address of Principal Executive Offices) (Zip Code)

(Registrant’s Telephone Number, Including Area Code): (305) 575-4100

Securities registered pursuant to section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $.01 par value per share	New York Stock Exchange

Securities registered pursuant to section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒
    No  ☐
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

(in Rule 12b-2 of the Exchange Act) (Check one):
Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, as of the last business day of the registrant’s most recently completed second fiscal quarter was: $1,177,002,323.
As of February 24, 2014 the registrant had 412,922,864 shares of Common Stock outstanding.
Documents Incorporated by Reference
Portions of the registrant’s definitive proxy statement for its 2014 Annual Meeting of Stockholders are incorporated by reference in Items 10, 11, 12, 13, and 14 of Part III of this Annual Report on Form 10-K.

		Page
Part I.
Item 1.	Business	6
Item 1A.	Risk Factors	23
Item 1B.	Unresolved Staff Comments	45
Item 2.	Properties	46
Item 3.	Legal Proceedings	46
Item 4.	Mine Safety Disclosures	46
Part II.
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	49
Item 6.	Selected Financial Data	49
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	51
Item 7A.	Quantitative and Qualitative Disclosures about Market Risk	62
Item 8.	Financial Statements and Supplementary Data	64
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	117
Item 9A.	Controls and Procedures	118
Item 9B.	Other Information	119
Part III.
Item 10.	Directors, Executive Officers and Corporate Governance
Item 11.	Executive Compensation
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 13.	Certain Relationships and Related Transactions and Director Independence
Item 14.	Principal Accounting Fees and Services
Part IV.
Item 15.	Exhibits, Financial Statement Schedules	121
Signatures		127
Certifications		128
EX-2.6
EX-21
EX-23.1
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101. INS XBRL Instance Document
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

•
The results of previous clinical trials may not be predictive of future results, and our current and planned clinical trials may not satisfy the requirements of the United States (“U.S.”) Food and Drug Administration (“FDA”) or other non-U.S. regulatory authorities.

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

•
We currently have no pharmaceutical or diagnostic marketing, sales or distribution capabilities other than in Chile, Mexico, Spain, Brazil, and Uruguay for sales in those countries and our active pharmaceutical ingredients (“APIs”) business in Israel, and the sales force for our laboratory business based in Nashville, Tennessee. If we are unable to develop our sales and marketing and distribution capability on our own or through collaborations with marketing partners, we will not be successful in commercializing our pharmaceutical and diagnostic product candidates.

•	The success of our business will be heavily dependent on the success of ongoing and planned phase 3 clinical trials for RayaldyTM (CTAP101), AlpharenTM (Fermagate Tablets) and hGH-CTP.

•	Independent clinical investigators and contract research organizations that we engage to conduct our clinical trials may not be diligent, careful or timely.

•	The success of our business is dependent on the actions of our collaborative partners.

•	Our license agreement with TESARO, Inc. (“TESARO”) is important to our business. If TESARO does not successfully develop and commercialize rolapitant, our business could be adversely affected.

•	If we are unable to obtain and enforce patent protection for our products, our business could be materially harmed.

•	We do not have an exclusive arrangement in place with Dr. Tom Kodadek with respect to technology or intellectual property that may be material to our business.

•	If we are unable to protect the confidentiality of our proprietary information and know-how, the value of our technology and products could be adversely affected.

•	We rely heavily on licenses from third parties.

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

•
If our products have undesirable effects on patients, we could be subject to litigation or product liability claims that could impair our reputation and have a material adverse effect upon our business and financial condition.

•
Medicare prescription drug coverage legislation and future legislative or regulatory reform of the health care system may adversely affect our ability to sell our products or provide our services profitably.

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

•
The conversion and redemption features of our January 2013 convertible senior notes due in 2033 are classified as embedded derivatives and may continue to result in volatility in our financial statements, including having a material impact on our result of operations and derivative liability recorded.

•	We have reported a material weakness in our internal control over financing reporting which may cause investors and stockholders to lose confidence in our financial reporting.

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

•	We may be unable to maintain our listing on the New York Stock Exchange (“NYSE”), which could cause our stock price to fall and decrease the liquidity of our Common Stock.

•	Future issuances of Common Stock and hedging activities may depress the trading price of our Common Stock.

•	Provisions in our charter documents and Delaware law could discourage an acquisition of us by a third party, even if the acquisition would be favorable to you.

•	We do not intend to pay cash dividends on our Common Stock in the foreseeable future.

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
We own established pharmaceutical platforms in Chile, Spain, Mexico, and Uruguay which generate revenue and which we expect to generate positive cash flow and facilitate future market entry for our products currently in development. We also have established pharmaceutical operations in Brazil. We own a specialty active pharmaceutical ingredients (“APIs”) manufacturer in Israel, which we expect will facilitate the development of our pipeline of molecules and compounds for our proprietary molecular diagnostic and therapeutic products. In the U.S., we own a laboratory certified under the Clinical Laboratory Improvement Amendments of 1988, as amended (“CLIA”), with a urologic focus that generates revenue and we expect will serve as a commercial platform for the U.S. launch of our next generation prostate cancer test to improve cancer risk stratification of patient candidates for prostate biopsy. We continue to actively explore opportunities to acquire complementary pharmaceuticals, compounds, technologies, and businesses.
In late 2011, we acquired a novel diagnostic instrument system that provides rapid, high performance blood test results and enables complex tests to be run in point-of-care settings. The instrument, a novel microfluidics-based system consisting of a credit card-sized disposable test cassette that works with a small desktop analyzer, can provide high performance, central laboratory-grade blood test results within minutes and permit the transition of complex immunoassays and other tests from the centralized reference laboratory to the physician’s office or hospital nurses’ station. We expect this point-of-care instrument system to provide near-term commercialization opportunities through the transition of existing laboratory-based tests, including prostate specific antigen (“PSA”), testosterone and vitamin D, to our point-of-care system. Longer term, we believe that this instrument system will serve as a platform for the commercialization of our proprietary molecular diagnostics tests.
We intend to submit our application to the Food and Drug Administration (the “FDA”) for clearance of a testosterone diagnostic test for our point-of-care system and seek CLIA-waiver for the device in the fourth quarter of 2014. We also intend to seek European certification related to health, safety and environmental legislation, also known as a CE Marking (“CE Mark”) for the test in Europe at approximately the same time. We expect to begin marketing the testosterone test in the U.S. and Europe in late 2014 or early 2015.
We have already obtained a CE Mark for our point-of-care diagnostic test for PSA using our system in Europe. We intend to update our CE Mark to reflect recent product improvements and launch the PSA test in Europe in 2014. We intend to submit our application to the FDA for clearance of the PSA test and expect to begin marketing the test in the U.S. in 2015.
We are also presently working to add additional tests for our point-of-care system, including vitamin D, and we believe that there are many more applications for the technology, including infectious disease, cardiology, women’s health, and companion diagnostics.
We are developing our next generation prostate cancer test for both our point-of-care diagnostic system, as well as for use in a laboratory setting, utilizing OPKO’s novel panel of kallikrein biomarkers and associated algorithm (“4KscoreTM”). The panel of markers included in the OPKO 4KscoreTM is the result of a decade of research by scientists in Europe and the U.S. Extensive studies have shown that the use of this novel panel of kallikrein biomarkers and algorithm may reduce the number of unnecessary prostate biopsies by 50% or more, avoiding the frequent complications of pain, bleeding, and infection, which sometimes require hospitalization.
In December 2012, we completed the acquisition of Prost-Data, Inc., a CLIA-certified laboratory doing business as OURLab, and now known as OPKO Lab (“OPKO Lab”). In addition to continuing to operate as a full-service medical laboratory specializing in urologic pathology, OPKO Lab provides us with the commercial platform to support the U.S. development and commercial launch of the 4KscoreTM for the detection of prostate cancer as a LDT.
On November 4, 2013, we announced the initiation of a multi-center study expected to generate data to support the launch of the 4Kscore™ test as an LDT through OPKO Lab. We are enrolling men at 21 sites across the U.S. and are planning to enroll more than 1,200 men referred for a prostate biopsy. This clinical study is expected to be the last step before our planned commercial launch of the 4Kscore™ in the first quarter of 2014. The data we generate in this clinical study will not only be used for the required CLIA validation, but will also be used in our efforts to secure 4Kscore™ test reimbursement.
Our molecular diagnostics platform for the development and commercialization of accurate, easy-to-use, blood-based tests utilizes an innovative method for the rapid identification in small blood samples of disease-specific antibodies that can serve as diagnostic biomarkers for a wide range of diseases. We have demonstrated in initial studies that our platform has the ability to identify diagnostic biomarkers for a wide range of diseases to which the immune system reacts, including cancers, autoimmune diseases, neurodegenerative diseases and infectious diseases. This technology platform may also allow for the development of vaccines and highly targeted therapeutic agents. We are continuing to work on biomarker and platform optimization to support development of a successful commercial test for Alzheimer’s disease, as well as diagnostic tests for other diseases for which early detection could lead to earlier therapy and dramatically improved outcomes.
Our product pipeline also includes several pharmaceutical compounds and technologies in research and development for a broad range of indications and conditions. In March 2013, we completed the acquisition of Cytochroma Inc. (“Cytochroma”) whose lead products, both in phase 3 development, include RayaldyTM (CTAP101), a vitamin D prohormone to treat secondary hyperparathyroidism (“SHPT”) in patients with stage 3 or 4 chronic kidney disease (“CKD”) and vitamin D insufficiency, and AlpharenTM (Fermagate Tablets), a new and potent non-absorbed phosphate binder to treat hyperphosphatemia in dialysis patients.

RayaldyTM (CTAP101) has been shown in a phase 2b clinical trial to effectively and safely treat SHPT and the underlying vitamin D insufficiency in pre-dialysis patients. Vitamin D insufficiency arises in CKD due to the abnormal upregulation of CYP24, an enzyme which destroys vitamin D and its metabolites. Studies in CKD patients have demonstrated that currently available over-the-counter and prescription vitamin D products cannot reliably raise blood vitamin D prohormone levels and effectively treat SHPT. RayaldyTM (CTAP101) is currently in phase 3 clinical trials in the U.S. and we expect top-line data from this pivotal program in mid-2014.

The new phosphate binder, AlpharenTM (Fermagate Tablets), has been shown to be safe and effective in treating hyperphosphatemia in phase 2 and 3 trials in CKD patients undergoing chronic hemodialysis. Hyperphosphatemia contributes to soft tissue mineralization and affects approximately 90% of dialysis patients. Dialysis patients require ongoing phosphate binder treatment to maintain normal serum phosphorus levels. We are working with U.S. and European regulatory authorities to finalize the remaining phase 3 clinical program for AlpharenTM (Fermagate Tablets).

The CKD patient population is large and growing as a result of obesity, hypertension and diabetes, representing a potentially significant market opportunity. We intend to develop RayaldyTM (CTAP101) and AlpharenTM (Fermagate Tablets) to constitute part of the foundation for a new and markedly improved standard of care for CKD patients having SHPT and/or hyperphosphatemia.
In August 2013, we completed the acquisition of PROLOR Biotech, Inc. (“PROLOR”), a biopharmaceutical company focused on developing and commercializing longer-acting proprietary versions of already approved therapeutic proteins utilizing a platform technology developed at Washington University in St. Louis, Missouri.
Our most advanced product in development using the platform technology is a long-acting version of human growth hormone, known as hGH-CTP, for the long-term treatment of children and adults with growth failure due to inadequate secretion of endogenous growth hormone (a $3.5 billion market opportunity growing 5% annually). The hGH-CTP product has been shown in a phase 2 clinical trial to have the potential to reduce the required dosing frequency of human growth hormone from the current standard of one injection per day to a single weekly injection. hGH-CTP is currently in a phase 3 trial in adults and a phase 2 trial in children, and has been awarded orphan drug designation in the U.S. and Europe for both adults and children with growth hormone deficiency (“GHD”).

In addition to hGH-CTP, our internal product development program is currently focused on extending the life span of the following biopharmaceuticals in an effort to provide patients with improved therapies that may enhance their quality of life: Factor VIIa for hemophilia and Anti-Obesity Peptide Oxyntomodulin.

We believe that our up-regulating oligonucleotide therapeutics technology, or AntagoNAT, has the potential to create new drugs for the treatment of a wide variety of illnesses, including cancer, heart disease, metabolic disorders and a range of genetic disorders. We have a variety of therapeutic agents for respiratory disorders in clinical development, including products for asthma, chronic obstructive pulmonary disease (“COPD”), and chronic cough. We are also developing a protein-based influenza vaccine that we believe will offer more effective protection against influenza, in addition to more efficient production than existing influenza vaccine technologies.
In addition to these development programs, we have pharmaceutical businesses in Chile, Spain, Mexico, Israel, Uruguay and Brazil.
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
We have under development a broad and diversified portfolio of diagnostic tests, vaccines, small molecules, and biologics targeting a broad range of unmet medical needs. We intend to continue to leverage our proprietary technology and our strengths in all phases of research and development to further develop and commercialize our portfolio of proprietary pharmaceutical and diagnostic products. In support of our strategy, we intend to:

•	obtain requisite regulatory approval and compile clinical data for our most advanced product candidates;

•	develop a focused commercialization capability in the U.S.; and

•	expand into other medical markets which provide significant opportunities and which we believe are complementary to and synergistic with our business.
We have and expect to continue to be opportunistic and pursue complementary or strategic acquisitions, licenses and investments. Our management team has significant experience in identifying, executing and integrating these transactions. We expect to use well-timed, carefully selected acquisitions, licenses and investments to continue to drive our growth, including:

•
Products and technologies. We intend to continue to pursue product and technology acquisitions and licenses that will complement our existing businesses and provide new product and market opportunities, improve our growth, enhance our profitability, leverage our existing assets, and contribute to our own organic growth.

•
Commercial businesses. We intend to continue to pursue acquisitions of commercial businesses that will both drive our growth and provide geographically diverse sales and distribution opportunities, particularly outside of the U.S.

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
Our shares are publicly traded on the NYSE under the ticker “OPK”. Effective as of August 2013, our stock also began trading on the Tel Aviv Stock Exchange. Our principal executive offices are located in leased office space in Miami, Florida. We lease office and lab space in Jupiter, Florida and Miramar, Florida, and Nes Ziona, Israel, which is where our molecular diagnostics research and development, oligonucleotide research and development and carboxyl terminal peptide research and development operations are based, respectively. We lease office, manufacturing, and warehouse space in Woburn, Massachusetts for our point-of-care diagnostics business, and in Nesher, Israel for our API business. We lease laboratory and office space in Nashville, Tennessee and Burlingame, California for our CLIA-certified laboratory business, and we lease office space in Bannockburn, Illinois, and Markham, Ontario for our pharmaceutical business directed to CKD. Our Chilean and Uruguayan operations are located in leased offices and warehouse facilities in Santiago and Montevideo, respectively. Our Mexican operations are based in owned offices, an owned manufacturing facility, and a leased warehouse facility in Guadalajara and in leased offices in Mexico City. Our Spanish operations are based in owned offices in Barcelona, in an owned manufacturing facility in Banyoles and a leased warehouse facility in Palol de Revardit. Our Brazilian operations are located in leased offices in Sao Paulo.
We currently manage our operations in two reportable segments, pharmaceutical and diagnostics. The pharmaceutical segment consists of two operating segments, our (i) pharmaceutical research and development segment which is focused on the research and development of pharmaceutical products and vaccines, and (ii) the pharmaceutical operations we acquired in Chile, Spain, Mexico, Israel, Spain, Uruguay and Brazil. The diagnostics segment consists of two operating segments, our (i) pathology operations we acquired through the acquisition of OPKO Lab and (ii) point-of-care and molecular diagnostics operations. There are no inter-segment sales. We evaluate the performance of each segment based on operating profit or loss. There is no inter-segment allocation of interest expense and income taxes.
CURRENT PRODUCT CANDIDATES AND RELATED MARKETS
Diagnostics
Point-of-Care Diagnostics and LDTs
In October 2011, we acquired Claros Diagnostics, Inc. (“OPKO Diagnostics”), which developed a novel diagnostic instrument system that provides rapid, high performance blood test results and enables tests to be run in point-of-care settings. The instrument, a microfluidics-based diagnostic test system consisting of a credit card-sized disposable test cassette that works with a small but sophisticated desktop analyzer, provides high performance quantitative blood test results within minutes and permits the transition of complex immunoassays and other tests from the centralized reference laboratory to the physician’s office or hospital nurses station. The technology only requires a finger stick drop of blood introduced into the test cassette which can simultaneously run multiple tests (multiplex) on the single droplet of blood.
We intend to submit our application to the FDA for clearance of a testosterone diagnostic test for our point-of-care system and seek CLIA-waiver for the device in the fourth quarter of 2014. We also intend to seek a CE Mark for the test in Europe at approximately the same time. We expect to begin marketing the testosterone test in the U.S. and Europe in late 2014 or early 2015.
We have already obtained a CE Mark for our point-of-care diagnostic test for PSA using this system in Europe. We intend to update our CE Mark to reflect recent product improvements and launch the PSA test in Europe in 2014. We expect to submit a 510(k) to the FDA for the PSA test and begin marketing the PSA test in the U.S. in 2015. We are also presently working to add additional tests for our point-of-care system, including vitamin D, and we believe that there are many more applications for the technology, including infectious disease, cardiology, women’s health, and companion diagnostics. We are also evaluating the ability to use the point-of-care diagnostic system to run our antibody-based tests, and expect to leverage this platform to commercialize these tests.
We are developing the OPKO 4KscoreTM, our next generation prostate cancer test for both our point-of-care diagnostic system, as well as the laboratory setting in the U.S. The OPKO 4KscoreTM incorporates four kallikrein biomarkers (PSA, free-PSA, intact-PSA, and hK2) along with a proprietary prediction algorithm. The panel of markers included in the OPKO 4Kscore™ is the result of a decade of research by scientists in Europe and the U.S. Investigators at the University of Malmo, Sweden, University of Turku, Finland, and Memorial Sloan Kettering Cancer Center, New York, have demonstrated that an algorithm integrating these biomarkers along with patient data can predict prostate biopsy results, and that the use of this algorithm to determine whether to biopsy can reduce the number of prostate biopsies performed by over fifty percent (50%), avoiding the frequent complications from biopsies of pain, bleeding, and infection, which sometimes require hospitalization. Research results indicate that these markers can predict initial biopsy results in men suspected of having prostate cancer; they have been tested in over 8,000 men and were independently validated in the European Randomized Study of Prostate Cancer Screening (Rotterdam).
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

In December, 2012, we completed the acquisition of OPKO Lab, our CLIA-certified laboratory with 13 sites throughout the U.S. and an experienced national sales force calling primarily on urologists. In addition to continuing to operate as a full-service medical laboratory specializing in urologic pathology, OPKO Lab provides us with a commercial platform to support the U.S. commercial launch of the 4KscoreTM for the detection of prostate cancer as an LDT. We also believe that OPKO Lab will be helpful in speeding the development and introduction of other important tests, including antibody-based tests utilizing our unique molecular diagnostic technology.
On November 4, 2013, we announced the initiation of a multi-center study expected to generate data to support the launch of the 4Kscore™ test as an LDT through OPKO Lab. We are enrolling men at 21 sites across the U.S. and are planning to enroll more than 1,200 men referred for a prostate biopsy. This clinical study is expected to be the last step before our planned commercial launch of the 4Kscore™ in the first quarter of 2014. The data we generate in this clinical study will not only be used for the required CLIA validation, but will also be used in our efforts to secure 4Kscore™ test reimbursement.
Molecular Diagnostics
In June 2009, we acquired exclusive, worldwide rights from the University of Texas Southwestern to an innovative platform technology for the rapid identification of molecules or immunobiomarkers that may be useful in the creation of accurate, easy-to-use diagnostic tests as well as the development of vaccines and highly targeted therapeutic agents for immune system-driven diseases. The technology is based on an innovative method for the identification in small blood samples of disease-specific antibodies that can serve as diagnostic biomarkers for various diseases. We jointly own patent applications covering certain aspects of the technology and hold an exclusive license to the technology. We believe this innovative technology could have broad applicability for the development of simple blood tests across numerous important diseases, including a number of disease segments where there are no widely accepted or effective screening tests available.
In December 2010, we entered into a collaboration agreement with Bristol-Myers Squibb Company (“BMS”), under which we and BMS are investigating the utility of our novel technology for the diagnosis of Alzheimer’s disease and for identifying individuals with early stage cognitive impairment that are likely to progress to Alzheimer’s disease. In March 2012, we entered into a license agreement with Laboratory Corporation of America (“LabCorp”) for LabCorp to develop and commercialize laboratory testing services for Alzheimer’s disease. We have ongoing projects for biomarker and platform optimization to support development and launch of a successful commercial test for Alzheimer’s disease. In January 2013, we expanded our collaboration with BMS to evaluate use of our technology to identify biomarkers that are predictive of drug response(s) in several other therapeutic areas. In addition to Alzheimer’s disease, we are pursuing the development of diagnostic tests for other diseases for which early detection could lead to earlier therapy and dramatically improved outcomes.
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
Renal Products
In March 2013, we acquired Cytochroma, a clinical stage specialty pharmaceutical company focused on developing and commercializing proprietary products to treat vitamin D insufficiency, hyperphosphatemia and SHPT associated with CKD, a condition characterized by progressive decline in renal function. CKD is classified in five stages — mild (stage 1) to severe (stage 5) disease. Our two lead renal products, both in phase 3 clinical development, are RayaldyTM (CTAP101), a vitamin D prohormone to treat SHPT in patients with stage 3 or 4 CKD and vitamin D insufficiency, and AlpharenTM (Fermagate Tablets), a new and potent non-absorbed phosphate binder to treat hyperphosphatemia in patients on chronic hemodialysis.
RayaldyTM (CTAP101) has been shown in a phase 2b clinical trial to effectively and safely treat SHPT and the underlying vitamin D insufficiency in pre-dialysis patients. Vitamin D insufficiency arises in CKD due to the abnormal upregulation of CYP24, an enzyme that destroys vitamin D and its metabolites. Studies in CKD patients have demonstrated that currently available over-the-counter and prescription vitamin D products cannot reliably raise blood vitamin D prohormone levels and effectively treat SHPT, a condition commonly associated with CKD in which the parathyroid glands secrete excessive amounts of parathyroid hormone (PTH). Prolonged elevation of blood PTH causes excessive calcium and phosphorus to be released from bone, leading to elevated serum calcium and phosphorus levels, softening of the bones (osteomalacia) and calcification of vascular and renal tissues. SHPT affects 40-60% of patients with stage 3 or 4 CKD and approximately 90% of patients with stage 5.
RayaldyTM(CTAP101) is currently in phase 3 clinical trials in the U.S. We have completed patient enrollment in two identical randomized, double-blind, placebo-controlled, multi-site studies intended to establish the safety and efficacy of RayaldyTM (CTAP101) as a new treatment for SHPT in the targeted population. The endpoints of both studies, which are being conducted in parallel, include vitamin D status and changes in serum calcium, serum phosphorus and plasma intact parathyroid hormone (PTH). We expect top-line data from this pivotal program in mid-2014.
The new phosphate binder, AlpharenTM (Fermagate Tablets), has been shown to be safe and effective in treating hyperphosphatemia in phase 2 and 3 trials in stage 5 CKD patients undergoing chronic hemodialysis. Hyperphosphatemia, or elevated serum phosphorus, is common in dialysis patients and tightly linked to the progression of SHPT. The kidneys provide the primary route of excretion for excess phosphorus absorbed from ingested food. As kidney function worsens, serum phosphorus levels increase and directly stimulate PTH secretion. Stage 5 CKD patients must reduce their dietary phosphate intake and usually require regular treatment with phosphate binding agents to lower serum phosphorus to meet the recommendations of the National Kidney Foundation’s Clinical Practice Guidelines that serum phosphorus levels should be maintained at or below 5.5 mg/dL. Hyperphosphatemia contributes to soft tissue mineralization and affects approximately 90% of dialysis patients. Dialysis patients require ongoing phosphate binder treatment to maintain controlled serum phosphorus levels. We are working with U.S. and European regulatory authorities to finalize the remaining phase 3 clinical program for AlpharenTM (Fermagate Tablets).

We believe the CKD patient population is large and growing as a result of obesity, hypertension and diabetes; therefore this patient population represents a significant market opportunity. According to the National Kidney Foundation, CKD afflicts over 26 million people in the U.S., including more than eight million patients with stage 3 or 4 CKD. In stage 5, kidney function is minimal to absent and patients require regular dialysis or a kidney transplant for survival. An estimated 70-90% of CKD patients have vitamin D insufficiency which can lead to SHPT and its debilitating consequences. CKD continues to be associated with poor outcomes, reflecting the inadequacies of the current standard of care. Vitamin D insufficiency, hyperphosphatemia and SHPT, when inadequately treated, are major contributors to poor CKD outcomes. We intend to develop RayaldyTM (CTAP101) and AlpharenTM (Fermagate Tablets) to constitute part of the foundation for a new and markedly improved standard of care for CKD patients having SHPT and/or hyperphosphatemia.
CTP Technology; hGH-CTP

In August 2013, we acquired PROLOR, a biopharmaceutical company focused on developing and commercializing longer-acting proprietary versions of already approved therapeutic proteins utilizing a patented platform technology licensed from Washington University in St. Louis, Missouri. The technology uses a short, naturally-occurring amino acid sequence (peptide) that has the effect of slowing the removal from the body of the therapeutic protein to which it is attached. This Carboxyl Terminal Peptide (CTP) can be readily attached to a wide array of existing therapeutic proteins, stabilizing the therapeutic protein in the bloodstream and extending its life span without additional toxicity or loss of desired biological activity. We are using the CTP technology to develop new, proprietary versions of certain existing therapeutic proteins that have longer life spans than therapeutic proteins without CTP. We believe that our products will have greatly improved therapeutic profiles and distinct market advantages.

There are two existing biopharmaceuticals on the market that currently utilize CTP technology. The first product is human Chorionic Gonadotropin (hCG), of which CTP is naturally a part. Besides being present normally in high amounts during pregnancy, it is also given therapeutically to women or men as a fertility treatment (sold by Merck-Serono, Merck & Co. and Ferring). The second product is ELONVA® (FSH-CTP), which is approved for marketing in Europe. The data from the clinical use of these two products gives us confidence that the CTP technology may be able to address the major problems faced by the other attempted approaches to increase protein lifespan. Clinical data from these products reassures us that CTP can be used safely and that it is effective in extending the serum lifetime and activity. We are now the exclusive licensee for the utilization of CTP technology in all therapeutic proteins, peptides and their modified forms except for human FSH, LH, TSH and hCG.
Our lead product candidate utilizing CTP, hGH-CTP, is a recombinant human growth hormone product under development for the treatment of GHD, which is a pituitary disorder resulting in short stature in children and other physical ailments in both children and adults. GHD occurs when the production of growth hormone, secreted by the pituitary gland, is disrupted. Since growth hormone plays a critical role in stimulating body growth and development, and is involved in the production of muscle protein and in the breakdown of fats, a decrease in the hormone affects numerous body processes. hGH is used for the long-term treatment of children and adults with inadequate secretion of endogenous growth hormone. The primary indications it treats in children are GHD, kidney disease, Prader-Willi Syndrome and Turner’s Syndrome. In adults, the primary indications are replacement of endogenous growth hormone and the treatment of AIDS-induced weight loss. Patients using hGH receive daily injections six or seven times a week. This is particularly burdensome for pediatric patients. We believe a significant market opportunity exists for a longer-lasting version of hGH that would require fewer injections.

In June 2013, PROLOR initiated a phase 3 trial of hGH-CTP in adults with GHD. The phase 3 trial is a pivotal, randomized, placebo-controlled study to evaluate the efficacy and safety of hGH-CTP injected weekly in adults with GHD. The primary endpoint is defined as the change in truncal fat mass from baseline to six months after initiation of treatment. The trial is being conducted at clinical centers in the U.S., Europe and Israel. In March 2012, PROLOR initiated a phase 2 trial of hGH-CTP in children with growth hormone deficiency.
hGH has been proven to promote a number of lifestyle benefits including weight loss, increased energy levels, enhanced sexual performance, improved cholesterol, younger, tighter, thicker skin and reduced wrinkles and cellulite. We expect the hGH market to expand significantly as hGH moves beyond therapeutic treatment to include the treatment of lifestyle issues. We believe that the CTP technology will be broadly applicable to other best-selling therapeutic proteins in the market and provide several key advantages over our competitor’s existing products: significant reduction in the number of injections required to achieve the same or superior therapeutic effect from the same dosage; faster commercialization with greater chance of success and lower costs than those typically associated with a new therapeutic protein; and manufacturing using industry-standard biotechnology-based protein production processes.
In addition to hGH-CTP, we are focused on products extending the life span of Factor VIIa (hemophilia), and anti-obesity peptide Oxyntomodulin. In February 2013, the FDA granted orphan drug designation to our longer-acting version of clotting Factor VIIa (Factor VIIa-CTP) for the treatment of bleeding episodes in patients with hemophilia A or B with inhibitors to Factor VIII or Factor IX. These patients are currently being treated by commercially-available Factor VIIa, with estimated 2013 worldwide sales of $1.7 billion.
APIs
In December 2011, we acquired FineTech Pharmaceutical, Ltd. (“FineTech”), an Israeli company that develops and produces high value, high potency specialty APIs. Through its FDA registered facility in Nesher, Israel, FineTech currently manufactures commercial APIs for sale or license to pharmaceutical companies in the U.S., Canada, Europe and Israel. We believe that FineTech’s significant know-how and experience with analytical chemistry and organic syntheses, together with its production capabilities, will play a valuable role in the development of our pipeline of proprietary molecules and compounds for diagnostic and therapeutic products, while providing revenues and profits from its existing API business.
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
Asthma and COPD
In May 2010, we acquired worldwide rights to a novel heparin-derived oligosaccharide which has significant potential in treating asthma and COPD. Over 22 million people in the U.S. live with asthma, including nearly 6 million children. Additionally, there are more than 12 million people in the U.S. who have COPD. The market for asthma and COPD treatments was estimated to be $26 billion in 2009. Currently available therapies often include unwanted side effects and may have limited efficacy. We believe that our product may have an improved efficacy and side effect profile. Our initial studies have demonstrated anti-inflammatory and anti-allergic activity when administered orally or inhaled with inhalers or nebulizers in sheep and mice asthma models. We have also successfully completed human feasibility studies in asthma.

Vaccine Programs
In July 2009, we acquired worldwide rights from Academia Sinica in Taipei, Taiwan, for a new technology to develop protein-based vaccines against influenza and other viral infections. We are developing a proprietary, innovative influenza vaccine designed to provide protection against many human influenza virus strains, including both seasonal influenza strains as well as global influenza pandemic strains, such as swine flu, or H1N1, and avian flu, or H5N1. The world-wide seasonal influenza market place is projected to increase to $6.3 billion by 2014. Influenza results in approximately 200,000 hospitalizations and more than 36,000 deaths each year in the U.S. alone, with estimated economic costs in excess of $87 billion per year.
In addition, in March 2010, we acquired worldwide rights from Academia Sinica to certain alpha-galactosyl ceramide analogs which are believed to be useful as an immunotherapeutic agent as an adjuvant treatment of chemotherapy or vaccine adjuvants. We are working in conjunction with Academia Sinica to advance and develop products under these technologies.
NK-1 Program
In November 2009, we acquired rolapitant and other neurokinin-1 (“NK-1”) assets from Schering Plough Corporation. In December 2010, we exclusively out-licensed the development, manufacture and commercialization of our lead NK-1 candidate, rolapitant, to TESARO, Inc. (“TESARO”). Rolapitant, a potent and selective competitive antagonist of the NK-1 receptor, has successfully completed phase 2 clinical testing for prevention of chemotherapy induced nausea and vomiting, or CINV, and post-operative induced nausea and vomiting (“PONV”). In December 2013, TESARO announced successful achievement of the primary endpoint in each of two phase 3 trials of Rolapitant for prevention of chemotherapy-induced nausea and vomiting. Under the terms of the license, we are eligible to receive up-front and milestone payments of up to $121 million, double digit tiered royalties on sales of licensed product, as well as a share of future profits from the commercialization of licensed products in Japan, and an option to market the products in Latin America. In addition, we acquired an equity position in TESARO.
Commercial Operations
We also intend to continue to leverage our global commercialization expertise to pursue acquisitions of commercial businesses that will both drive our growth and provide geographically diverse sales and distribution opportunities, particularly outside of the U.S. It is estimated that by 2030 emerging markets will account for 60% of global GDP. According to IMS Health, emerging healthcare markets, including markets such as Brazil, Chile, China, India, Mexico, Russia, and Turkey, are projected to grow approximately 15% in total per year through 2014, while developed markets are projected to grow only 3% to 5% over the same period. At a time of slowing pharmaceutical sales growth in many mature countries, this expansion in many emerging markets has led to higher sales growth rates and an increasing contribution to the industry’s global performance. As a result we expect that emerging markets will continue to be a growing part of our business strategy, contributing both attractive revenue growth and cash flow to support our development programs.
In January 2014 and February 2013, we completed the acquisitions of Laboratorio Arama de Uruguay Limitada (“Arama Uruguay”), an Uruguayan entity domiciled in Montevideo, and Silcon Comércio, Importacao E Exportacao de Produtos Farmaceuticos e Cosmeticos Ltda. (“OPKO Brazil”), a Brazilian entity domiciled in Sao Paulo, respectively. Arama Uruguay and OPKO Brazil will expand our presence in Latin America and complement the business activities of our operations in Chile and Mexico, as well as facilitate future market entry for our products in development.
In December 2012, we completed the acquisition of OPKO Lab, a Nashville-based CLIA-certified laboratory with 13 phlebotomy sites throughout the U.S. and an experienced national sales force calling primarily on urologists. In addition to continuing to operate as a full-service medical laboratory specializing in urologic pathology, OPKO Lab provides us with a commercial platform to support the U.S. commercial launch of the 4KscoreTM for the detection of prostate cancer as an LDT and will be helpful in speeding the development and introduction of other important tests, including antibody-based tests utilizing our unique molecular diagnostic technology.
In August 2012, we completed the acquisition of Farmadiet Group Holding, S.L. (“Farmadiet”), a Spanish company with 20 years of experience engaged in the development, manufacture, marketing, and sale of pharmaceutical, nutraceutical, and veterinary products in Europe.
In April 2012, we completed the acquisition of ALS Distribuidora Limitada (“ALS”), a privately-held Chilean pharmaceutical company engaged in the business of importation, commercialization and distribution of pharmaceutical products for private markets in Chile. ALS started operations in 2009 as the exclusive product distributor of Arama Laboratorios y Compañía Limitada (“Arama”), a company with more than 20 years of experience in the pharmaceutical products market. In connection with the transaction, OPKO acquired all of the product registrations and trademarks previously owned by Arama, as well as the Arama name.

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

•
In October 2013, we made a $2.0 million investment in Zebra Biologics, Inc. (“Zebra”) pursuant to which we acquired shares of Zebra’s Series A-2 Preferred Stock. Zebra is a privately held biotechnology company focused on the discovery and development of biosuperior antibody therapeutics and complex drugs. Zebra’s patented platform is an advanced version of a core technology developed by Richard Lerner, M.D. at The Scripps Institute, underlying the commercial success of AbbVie Inc.’s Humira™.

•
In October 2013, we made an investment in ARNO Therapeutics, Inc. (“ARNO”), a clinical stage company focused on the development of oncology drugs. We invested $2.0 million as part of a $30 million private placement by ARNO. We believe ARNO’s lead product and cancer therapeutic, onapristone, shows promise in addressing the need for new and effective treatment for breast and prostate cancer. In connection with this investment, we were granted exclusive first rights to negotiate with Arno regarding any potential strategic transactions that Arno elects to pursue.

•
In April 2013 and January 2014, we entered into a series of transactions pursuant to which we acquired an approximately seventeen percent stake in OAO Pharmsynthez (“Pharmsynthez”), a Russian pharmaceutical company traded on the Moscow Stock Exchange. Our investment was part of an approximate $60.0 million two-stage financing in Pharmsynthez alongside the Russian Corporation of Nanotechnologies, a Russian state owned company (“RUSNANO”). We also granted Pharmsynthez right to commercialize certain of our technologies in the Russian Federation, Ukraine, Belarus, Azerbaijan and Kazakhstan.

•
In March 2013, we completed the sale to RXi Pharmaceuticals Corporation (“RXi”) of substantially all of our assets in the field of RNA interference (the“RNAi Assets”) (collectively, the “Asset Purchase Agreement”). As consideration for the RNAi Assets, at the closing of the Asset Purchase Agreement, RXi issued to us 50 million shares of its common stock. In addition, RXi will be required to pay us up to $50.0 million in milestone payments upon the successful development and commercialization of each drug developed by RXi, certain of its affiliates or any of its or their licensees or sublicensees utilizing patents included within the RNAi Assets (each, a “Qualified Drug”), as well as royalties on net sales of a Qualified Drug. In addition to the Asset Purchase Agreement, we also purchased 17,241,380 shares of RXi, or $2.5 million, as part of a $16.4 million financing for RXi. As of December 31, 2013, we owned an approximately 19% equity position in RXi.

•
In October 2012, we completed the acquisition of a forty-five percent stake in Scivac Ltd (“Scivac”), previously known as SciGen (I.L.), an Israeli company that produces a third-generation hepatitis B vaccine in its biologics manufacturing facility in Rehovot.

•
In February 2012, we purchased from Biozone Pharmaceuticals, Inc., a publicly-traded company engaged in the manufacture and sale of pharmaceutical and cosmetic products (“BZNE”), $1.7 million of 10% secured convertible promissory notes (the “BZNE Notes”), convertible into BZNE common stock at a price equal to $0.20 per common share, which BZNE Notes are due and payable on February 24, 2014 and ten year warrants (the “Warrants”) to purchase 8.5 million shares of BZNE common stock at an exercise price of $0.40 per share. On January 3, 2014, BZNE finalized its planned merger with Cocrystal Discovery, Inc. (“Cocrystal”), a privately-held biopharmaceutical company in which we made an investment in September 2009 (refer below and to Note 12 for details regarding our investment in Cocrystal). In January 2014, we invested an additional $.5 million in the combined Biozone-Cocrystal entity pursuant to which we acquired 1 million shares of Biozone’s common stock and 1 million warrants to acquire additional Biozone common stock. As of December 31, 2013, we owned an approximately 16% equity position in BZNE.

•
In February 2012, we made a $1.0 million investment in ChromaDex Corporation (“ChromaDex”), a publicly-traded company and leading provider of proprietary ingredients and products for the dietary supplement, nutraceutical, food and beverage, functional food, pharmaceutical and cosmetic markets. In connection with our investment, we also entered into a license, supply and distribution agreement with ChromaDex pursuant to which we obtained exclusive distribution rights to certain of its products in Latin America. Our investment was part of a $3.7 million private placement by ChromaDex. As of December 31, 2013, we owned an approximately 1% equity position in ChromaDex.

•
In August 2011, we made a $2.0 million investment in Neovasc Inc. (“Neovasc”), a medical technology company based in Vancouver, Canada, and a publicly-traded company in Canada. Neovasc is developing devices to treat cardiovascular diseases and is also a leading supplier of tissue components for the manufacturers of replacement heart valves. In connection with our investment, we also entered into an agreement with Neovasc to provide strategic advisory services to Neovasc as it continues to develop and commercialize its novel cardiac devices. As of December 31, 2013, we own approximately 6% of the outstanding common stock of Neovasc.

•
In December 2010, we acquired a minority equity interest in TESARO, a privately-held oncology-focused biopharmaceutical company, as part of a license agreement with TESARO for the development, manufacture, commercialization and distribution of rolapitant and a related compound. As of December 31, 2013, we owned an approximately 1% equity position in TESARO.

•
In November 2010, we acquired a minority equity interest in Fabrus, Inc. (“Fabrus”), a privately-held early-stage biotechnology company with next generation therapeutic antibody drug discovery and development capabilities that is using its proprietary antibody screening and engineering approach to discover promising lead compounds against several important oncology targets. As of December 31, 2013, we owned an approximately 12% equity position in Fabrus.

•
In September 2009, we acquired a minority equity interest in Cocrystal, a privately-held biopharmaceutical company focused on the discovery and development of novel small molecule antiviral therapeutics tailored for the treatment of serious and chronic viral diseases. As of December 31, 2013, we owned approximately 16% of the outstanding capital stock of Cocrystal. On January 3, 2014, Cocrystal completed its planned merger with BZNE.

•
In June 2009, we acquired a minority equity interest in Sorrento Therapeutics, Inc. (“Sorrento”), a publicly-held development-stage biopharmaceutical company focused on applying its proprietary technology platform for the discovery and development of human therapeutic antibodies for the treatment of a variety of disease conditions, including cancer, inflammation, metabolic disease and infectious disease. During the year ended December 31, 2013, we completed the sale of our stake in Sorrento and recorded a gain on the sale of $17.2 million and other income of $2.7 million related to an early termination fee under a license agreement with Sorrento.

Instrumentation Business
In October 2011, we completed the sale of our ophthalmic instrumentation business to OPTOS, Inc., a subsidiary of Optos plc. In connection with the sale of the business, we received $17.5 million in cash at closing. Refer to Note 4.
RESEARCH AND DEVELOPMENT EXPENSES
During the years ended December 31, 2013, 2012, and 2011, we incurred $53.9 million, $19.5 million, and $11.4 million, respectively, of research and development expenses from continuing operations related to our various product candidates. During the year ended December 31, 2013, our research and development expenses primarily consisted of Cytochroma and PROLOR development programs including expenses related to the ongoing phase 3 clinical trials for RayaldyTM (CTAP101) and hGH-CTP. During the years ended December 31, 2012 and 2011, our research and development expenses primarily consisted of our molecular diagnostic programs and activities related to the development programs acquired from OPKO Diagnostics and CURNA.
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
We actively seek, when appropriate and available, protection for our products and proprietary information by means of U.S. and foreign patents, trademarks, trade secrets, copyrights, and contractual arrangements. Patent protection in the pharmaceutical and diagnostic fields, however, can involve complex legal and factual issues. There can be no assurance that any steps taken to protect such proprietary information will be effective.
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
LICENSES AND COLLABORATIVE RELATIONSHIPS
Our strategy is to develop a portfolio of product candidates through a combination of internal development, acquisition, and external partnerships. Collaborations are key to our strategy and we continue to build relationships and forge partnerships in various areas where unmet medical need and commercial opportunities exist. In December 2010 we entered into a non-exclusive collaboration agreement with BMS to investigate the utility of our diagnostic technology for the diagnosis of Alzheimer’s disease and for identifying individuals with early stage cognitive impairment that are likely to progress to Alzheimer’s disease, and in January 2013, we expanded the collaboration to evaluate use of our technology to identify biomarkers that are predictive of drug response(s) in several other therapeutic areas. In March 2012, we entered into a license agreement with LabCorp to develop and commercialize laboratory testing services for Alzheimer’s disease. During 2012, we also entered into a worldwide license for exclusive rights to novel prostate cancer biomarkers. In 2013, we entered into a series of transactions pursuant to which we granted Pharmsynthez rights to commercialize certain of our technologies in the Russian Federation, Ukraine, Belarus, Azerbaijan and Kazakhstan. Previously, we (or entities we have acquired) have completed strategic licensing transactions with the University of Texas Southwestern Medical Center at Dallas, the President and Fellows of Harvard College, Academia Sinica, The Scripps Research Institute, TESARO, INEOS Healthcare, and Washington University, among others.
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
We intend to leverage our technological innovation and proprietary position to effectively compete in the pharmaceutical and biopharmaceutical markets. We are seeking to commercialize our 4KscoreTM product in the U.S. in a laboratory setting and to capitalize on near-term commercialization opportunities for our proprietary diagnostic point-of-care system by transitioning laboratory-based tests, including the 4KscoreTM, PSA, vitamin D, and testosterone, to our point-of-care system. In addition, we are committed to researching, developing and pursuing the commercialization of our molecular diagnostic tests including tests for Alzheimer’s disease and various cancers, among others. Numerous companies, however, including major pharmaceutical companies, specialty pharmaceutical companies and specialized biotechnology companies, are engaged in the development, manufacture and marketing of pharmaceutical products competitive with those that we intend to commercialize ourselves and through our partners. Competitors to our diagnostics business and laboratory business are many and include major diagnostic companies, reference laboratories, molecular diagnostic firms, universities and research institutions.
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

GOVERNMENT REGULATION
The U.S. government regulates healthcare through various agencies, including but not limited to the following: (i) the FDA, which administers the Federal Food, Drug and Cosmetic Act (“FDCA”), as well as other relevant laws; (ii) the Centers for Medicare & Medicaid Services (“CMS”), which administers the Medicare and Medicaid programs; (iii) the Office of Inspector General (“OIG”), which enforces various laws aimed at curtailing fraudulent or abusive practices, including by way of example, the Anti-Kickback Statute, the Physician Self-Referral Law, commonly referred to as the Stark law, the Anti-Inducement Law, the Civil Money Penalty Law, and the laws that authorize the OIG to exclude healthcare providers and others from participating in federal healthcare programs; and (iv) the Office of Civil Rights, which administers the privacy aspects of the Health Insurance.
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
The testing, manufacture, distribution, advertising, and marketing of drug and diagnostic products and medical devices are subject to extensive regulation by federal, state, and local governmental authorities in the U.S., including the FDA, and by similar agencies in other countries. Any drug, diagnostic, or device product that we develop must receive all relevant regulatory approvals or clearances, as the case may be, before it may be marketed in a particular country.
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
Clinical trials are normally done in three sequential phases and generally take two to five years or longer to complete. Phase 1 consists of testing the drug product in a small number of humans, normally healthy volunteers, to determine preliminary safety and tolerable dose range. Phase 2 usually involves studies in a limited patient population to evaluate the effectiveness of the drug product in humans having the disease or medical condition for which the product is indicated, determine dosage tolerance and optimal dosage, and identify possible common adverse effects and safety risks. Phase 3 consists of additional controlled testing at multiple clinical sites to establish clinical safety and effectiveness in an expanded patient population of geographically dispersed test sites to evaluate the overall benefit-risk relationship for administering the product and to provide an adequate basis for product labeling. Phase 4 clinical trials may be conducted after approval to gain additional experience from the treatment of patients in the intended therapeutic indication.
After completion of clinical trials of a new drug product, FDA and foreign regulatory authority marketing approval must be obtained. Assuming that the clinical data support the product’s safety and effectiveness for its intended use, a new drug application (“NDA”), is submitted to the FDA for its review. Generally, it takes one to three years to obtain approval. If questions arise during the FDA review process, approval may take a significantly longer period of time. The testing and approval processes require substantial time and effort and we may not receive approval on a timely basis, if at all, or the approval that we receive may be for a narrower indication than we had originally sought, potentially undermining the commercial viability of the product. Even if regulatory approvals are obtained, a marketed product is subject to continual review, and later discovery of previously unknown problems or failure to comply with the applicable regulatory requirements may result in restrictions on the marketing of a product or withdrawal of the product from the market as well as possible civil or criminal sanctions. For marketing outside the U.S., we also will be subject to foreign regulatory requirements governing human clinical trials and marketing approval for pharmaceutical products. The requirements governing the conduct of clinical trials, product licensing, pricing, and reimbursement vary widely from country to country.
None of our pharmaceutical products under development have been approved for marketing in the U.S. or elsewhere. We may not be able to obtain regulatory approval for any such products under development in a timely manner, if at all. Failure to obtain requisite governmental approvals or failure to obtain approvals of the scope requested will delay or preclude us, or our licensees or marketing partners, from marketing our products, or limit the commercial use of our products, and thereby would have a material adverse effect on our business, financial condition, and results of operations. See “Risk Factors — The results of pre-clinical trials and previous clinical trials for our products may not be predictive of future results, and our current and planned clinical trials may not satisfy the requirements of the FDA or other non-U.S. regulatory authorities.”
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
In the U.S., a company generally can obtain permission to distribute a new device in one of two ways. The first applies to any device that is substantially equivalent to a device first marketed prior to May 1976, or to another device marketed after that date, but which was substantially equivalent to a pre-May 1976 device. These devices are either Class I or Class II devices. To obtain FDA permission to distribute the device, a company generally must submit a section 510(k) submission, and receive an FDA order finding substantial equivalence to a predicate device (pre-May 1976 or post-May 1976 device that was substantially equivalent to a pre-May 1976 device) and permitting commercial distribution of that device for its intended use. A 510(k) submission must provide information supporting a claim of substantial equivalence to the predicate device. If clinical data from human experience are required to support the 510(k) submission, these data must be gathered in compliance with investigational device exemption (“IDE”), regulations for investigations performed in the U.S. The 510(k) process is normally used for products of the type that the Company proposes distributing. The FDA review process for premarket notifications submitted pursuant to section 510(k) takes, on average, about 90 days, but it can take substantially longer if the FDA has concerns, and there is no guarantee that the FDA will “clear” the device for marketing, in which case the device cannot be distributed in the U.S. There is also no guarantee that the FDA will deem the applicable device subject to the 510(k) process, as opposed to the more time-consuming, resource-intensive and problematic, pre-market approval (“PMA”) process described below. The FDA periodically issues draft guidance documents designed to reform both the 510(k) and PMA clearance and approval processes. To the extent the FDA finalizes and implements these reforms, the average 510(k) and PMA review times may change and devices that might previously have been cleared under the 510(k) process may require approval under the

PMA process (and vice-versa). Additionally, the Medical User Fee Amendments of 2012 authorized the FDA to collect user fees for the review of certain premarket submissions received on or after October 1, 2012, including 510(k) and PMA applications. These fees are intended to improve the device review process, but it is still too early to assess the actual impact on the industry.
The second, more comprehensive, approval process applies to a new device that is not substantially equivalent to a pre-1976 product or that is to be used in supporting or sustaining life or preventing impairment. These devices are normally Class III devices. For example, most implantable devices are subject to the approval process. Two steps of FDA approval are generally required before a company can market a product in the U.S. that is subject to approval, as opposed to clearance. First, a company must comply with IDE regulations in connection with any human clinical investigation of the device. These regulations permit a company to undertake a clinical study of a “non-significant risk” device without formal FDA approval. Prior express FDA approval is required if the device is a significant risk device. Second, the FDA must review the company’s PMA application, which contains, among other things, clinical information acquired under the IDE. The FDA will approve the PMA application if it finds there is reasonable assurance that the device is safe and effective for its intended use. The PMA process takes substantially longer than the 510(k) process and it is conceivable that the FDA would not agree with our assessment that a device that we propose to distribute should be a Class I or Class II device. If that were to occur we would be required to undertake the more complex and costly PMA process. However, for either the 510(k) or the PMA process, the FDA could require us to run clinical trials, which would pose all of the same risks and uncertainties associated with the clinical trials of drugs, described above.
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
Regulation by governmental authorities in the U.S. and other countries may be a significant factor in how we develop, test, produce and market our diagnostic products. Certain diagnostic tests like ours do not fall squarely within the regulatory approval process for pharmaceutical or device products as described above, and the regulatory pathway is not as clear. It is possible that diagnostic products developed by us or our collaborators will be regulated as medical devices by the FDA and comparable agencies of other countries and require either premarket approval (“PMA”) or 510(k) clearance from the FDA prior to marketing. Nevertheless, some companies that have successfully commercialized diagnostic tests for various conditions and disease states have not sought clearance or approval for such tests through the traditional 510(k) or PMA processes, and have instead utilized a process involving laboratory developed tests (“LDTs”) through a laboratory certified under The Clinical Laboratory Improvement Amendments of 1988 (“CLIA”). CLIA is a federal law that regulates clinical laboratories that perform testing on specimens derived from humans for the purpose of providing information for diagnostic, preventative or treatment purpose. In such instances, the CLIA lab is solely responsible for the development, validation and commercialization of the assay. Such LDT testing is currently under the purview of CMS and state agencies that provide oversight of the safe and effective use of LDTs. Although the FDA has consistently claimed that it has the regulatory authority to regulate LDTs that are validated by the developing laboratory and performed only by that laboratory, it has generally exercised enforcement discretion in not otherwise regulating most tests developed and performed by high complexity CLIA-certified laboratories. The FDA has indicated, however, that it is reviewing the regulatory requirements that will apply to LDTs, and held a two-day public meeting in July 2010 to obtain input from stakeholders on how it should apply its authority to implement a reasonable, risk-based, and effective regulatory framework for LDTs. The FDA has not issued guidance directly addressing the nature of the changes the FDA intends to make with respect to the regulation of LDTs, nor the scope of potential regulation. However, two draft guidance documents relating to in vitro diagnostic products, which the FDA does regulate, were issued in 2011 that may have indirect implications for LDTs, and the OIG indicated an intent in its 2013 work plan to determine the extent of the U.S. Department of Health and Human Services agencies’ oversight of the clinical effectiveness of LDTs. We will continue to monitor potential changes as the FDA’s LDT policy evolves to ensure our activities are consistent with the FDA’s most current policy.
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
The levels of revenues and profitability of biopharmaceutical companies may be affected by the continuing efforts of government and third party payers to contain or reduce the costs of health care through various means. For example, in certain foreign markets, pricing or profitability of therapeutic and other pharmaceutical products is subject to governmental control. In the U.S., there have been, and we expect that there will continue to be, a number of federal and state proposals to implement similar governmental control. In addition, in the U.S. and elsewhere, sales of therapeutic and other pharmaceutical products are dependent in part on the availability and adequacy of reimbursement from third party payers, such as the government or private insurance plans. Third party payers are increasingly challenging established prices, and new products that are more expensive than existing treatments may have difficulty finding ready acceptance unless there is a clear therapeutic benefit. We cannot assure you that any of our products will be considered cost effective, or that reimbursement will be available or sufficient to allow us to sell them competitively and profitably.
State and Federal Security and Privacy Regulations
The privacy and security regulations under the Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 ( the “HITECH Act”, and collectively, HIPAA), establish comprehensive federal standards with respect to the uses and disclosures of protected health information, or PHI, by health plans and health care providers, in addition to setting standards to protect the confidentiality, integrity and availability of electronic PHI. The regulations establish a complex regulatory framework on a variety of subjects, including:

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

The final “omnibus” rule implementing the HITECH Act took effect on March 26, 2013. The rule is broad in scope, but certain provisions are particularly significant in light of our business operations. For example, the final “omnibus” rule implementing the HITECH Act:

•
Makes clear that situations involving impermissible access, acquisition, use or disclosure of protected health information are now presumed to be a breach unless the covered entity or business associate is able to demonstrate that there is a low probability that the information has been compromised;

•	Defines the term “business associate” to include subcontractors and agents that receive, create, maintain or transmit protected health information on behalf of the business associate;

•	Establishes new parameters for covered entities and business associates on uses and disclosures of PHI for

•	fundraising and marketing; and

•	Establishes clear restrictions on the sale of PHI without patient authorization.
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
Another development affecting the health care industry is the increased use of the federal civil False Claims Act and, in particular, actions brought pursuant to the False Claims Act’s “whistleblower” or “qui tam” provisions. The False Claims Act, as amended by the Fraud Enforcement and Recovery Act of 2009 and the Patient Protection and Affordable Care Act of 2010, imposes liability on any person or entity who, among other things, knowingly presents, or causes to be presented, a false or fraudulent claim for payment by a federal health care program. We submit claims for services performed at our laboratories. The qui tam provisions of the False Claims Act allow a private individual to bring actions on behalf of the federal government alleging that the defendant has submitted a false claim to the federal government, and to share in any monetary recovery. In recent years, the number of suits brought by private individuals has increased dramatically. In addition, various states have enacted false claim laws analogous to the False Claims Act. Many of these state laws apply where a claim is submitted to any third-party payor and not merely a federal health care program. When an entity is determined to have violated the False Claims Act, it may be required to pay up to three times the actual damages sustained by the government, plus civil penalties for each separate false claim. There are many potential bases for liability under the False Claims Act. Liability arises, primarily, when an entity knowingly submits, or causes another to submit, a false claim for reimbursement to the federal government. The False Claims Act has been used to assert liability on the basis of inadequate care, kickbacks and other improper referrals, improper use of Medicare numbers when detailing the provider of services, and allegations as to misrepresentations with respect to the services rendered. Our activities relating to the sale and marketing of our products may be subject to scrutiny under these laws. We are unable to predict whether we would be subject to actions under the False Claims Act or a similar state law, or the impact of such actions. However, the costs of defending such claims, as well as any sanctions imposed, could significantly adversely affect our financial performance.
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
SALES & MARKETING
We currently do not have pharmaceutical or diagnostics sales or marketing personnel in the U.S. other than the sales force for the OPKO Lab business, and we have limited personnel in Chile, Spain, Mexico, Israel, Uruguay and Brazil. In order to commercialize any pharmaceutical or diagnostic products that are approved for commercial sale, we must either build a sales and marketing infrastructure or collaborate with third parties with sales and marketing experience.
EMPLOYEES
As of December 31, 2013, we had 625 full-time employees worldwide. None of our employees are represented by a collective bargaining agreement.
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
We are a healthcare company with a limited operating history. We are not profitable and have incurred losses since our inception. We do not anticipate that we will generate revenue from the sale of proprietary pharmaceutical products or our molecular diagnostic products for some time and we have generated only limited revenue from our pharmaceutical operations in Chile, Mexico, Israel, Spain, Brazil and Uruguay and from our ophthalmic instrumentation business, which we sold in October 2011. Although we plan to launch certain of our diagnostics products in the near future, we may not generate substantial revenue from the sale of these products for some time or at all. We have not yet submitted any pharmaceutical products for marketing approval or clearance by regulatory authorities and we do not currently have rights to any pharmaceutical product candidates that have been approved for marketing, other than those products sold by our Chilean, Mexican, Israeli, Spanish, and Uruguayan subsidiaries. We continue to incur research and development and general and administrative expenses related to our operations and, to date, we have devoted most of our financial resources to research and development, including our pre-clinical development activities and clinical trials. We expect to continue to incur losses from our operations for the foreseeable future, and we expect these losses to increase as we continue our research activities and conduct development of, and seek regulatory approvals and clearances for, our product candidates, and prepare for and begin to commercialize any approved or cleared products. If our product candidates fail in clinical trials or do not gain regulatory approval or clearance, or if our product candidates do not achieve market acceptance, we may never become profitable. In addition, if we are required by the U.S. Food and Drug Administration (“FDA”), to perform studies in addition to those we currently anticipate, our expenses will increase beyond current expectations and the timing of any potential product approval may be delayed. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods.
We may require substantial additional funding, which may not be available to us on acceptable terms, or at all.
We are advancing and intend to continue to advance multiple product candidates through clinical and pre-clinical development. On January 30, 2013, we sold $175 million aggregate principal amount of 3.00% convertible senior notes due 2033 (“2033 Senior Notes”). We received approximately $170.5 million in net proceeds from the sale of the notes. As of December 31, 2013, we have cash and cash equivalents of $185.8 million. We believe we have sufficient cash and cash equivalents on hand or available to us through lines of credit to meet our anticipated cash requirements for operations and debt service beyond the next 12 months. We have based this estimate on assumptions that may prove to be wrong or subject to change, and we may be required to use our available capital resources sooner than we currently expect or curtail aspects of our operations in order to preserve our capital. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our current and anticipated clinical trials. Our future capital requirements will depend on a number of factors, including the continued progress of our research and development of product candidates, the timing and outcome of clinical trials and regulatory approvals, the costs involved in preparing, filing, prosecuting, maintaining, defending, and enforcing patent claims and other intellectual property rights, the status of competitive products, the availability of financing, and our success in developing markets for our product candidates.
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
The conversion and redemption features of our 2033 Senior Notes are classified as embedded derivatives and may continue to result in volatility in our financial statements, including having a material impact on our results of operations and the derivative liability recorded.
The conversion rights and redemption options of our 2033 Senior Notes are classified as embedded derivatives and as a result, are marked-to-market to reflect their fair value at each reporting period. The fair value of the embedded derivatives is influenced by a variety of factors, including the actual and anticipated behavior of the holders of the 2033 Senior Notes, the expected volatility of our Common Stock price and our Common Stock price as of the fair value measurement date. Some of these factors are outside of our control. As a result, changes in these factors may have a material impact on our results of operations and the derivative liability recorded in our Consolidated Balance Sheets. Consequently, our financial statements may vary periodically, based on factors other than our revenues and expenses.

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
In addition, we have a limited operating history. Our operations to date have been primarily limited to organizing and staffing our company, developing our technology, and undertaking pre-clinical studies and clinical trials of our product candidates. We have not yet obtained regulatory approvals for any of our pharmaceutical product or molecular diagnostic candidates other than those products sold by our Chilean, Mexican, Israeli, Spanish, and Uruguayan subsidiaries. Consequently, any predictions you make about our future success or viability may not be as accurate as they could be if we had a longer operating history.
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
Further, our drug candidates may not be approved or cleared even if they achieve their primary endpoints in phase 3 clinical trials or registration trials. In addition our diagnostic test candidates may not be approved or cleared, as the case may be, even though clinical or other data are, in our view, adequate to support an approval or clearance. The FDA or other non-U.S. regulatory authorities may disagree with our trial design and our interpretation of data from pre-clinical studies and clinical trials. In addition, any of these regulatory authorities may change requirements for the approval or clearance of a product candidate even after reviewing and providing comment on a protocol for a pivotal clinical trial that has the potential to result in FDA and other non-U.S. regulatory authorities’ approval. Any of these regulatory authorities may also approve or clear a product candidate for fewer or more limited indications or uses than we request or may grant approval or clearance contingent on the performance of costly post-marketing clinical trials. The FDA or other non-U.S. regulatory authorities may not approve the labeling claims necessary or desirable for the successful commercialization of our product candidates.
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
Our business is substantially dependent on our ability to develop and launch diagnostic tests based on our point-of-care and molecular diagnostics platforms. In addition, our business is dependent on our ability to successfully develop and commercialize various LDTs, including the 4KscoreTM. We are committing significant research and development resources to the development of diagnostic tests, and there is no guarantee that we will be able to successfully launch these tests on anticipated timelines or at all. We have limited experience in developing, manufacturing, selling, marketing or distributing diagnostic tests. If we are not able to successfully develop, market or sell diagnostic tests we develop for any reason, including the failure to obtain any required regulatory approvals, we will not generate any revenue from the sale of such tests. Even if we are able to develop effective diagnostic tests for sale in the marketplace, a number of factors could impact our ability to sell such tests or generate any significant revenue from the sale of such tests, including without limitation:

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
In December 2012, we acquired a CLIA-certified laboratory through our acquisition of OPKO Lab. In order to successfully develop and commercialize certain diagnostic tests and LDTs, we must maintain our CLIA-certified laboratory and comply with all the CLIA requirements.
CLIA is designed to ensure the quality and reliability of clinical laboratories by mandating specific standards in the areas of personnel qualifications, administration and participation in proficiency testing, patient test management, quality control, quality assurance and inspections. The sanction for failure to comply with CLIA requirements may be suspension, revocation or limitation of a laboratory’s CLIA certificate, which is necessary to conduct business, as well as significant fines and/or criminal penalties. Laboratories must undergo on-site surveys at least every two years, which may be conducted by the Federal CLIA program or by a private CMS approved accrediting agency such as CAP, among others. OPKO Lab is also subject to regulation of laboratory operations under state clinical laboratory laws as will be any new CLIA-certified laboratory that we establish or acquire. State clinical laboratory laws may require that laboratories and/or laboratory personnel meet certain qualifications, specify certain quality controls or require maintenance of certain records. Certain states, such as California, Florida, Maryland, New York, Pennsylvania and Rhode Island, require that laboratories obtain licenses to test specimens from patients residing in those states and additional states may require similar licenses in the future. If we are unable to obtain and maintain licenses from states where required, we will not be able to process any samples from patients located in those states. Only Washington and New York States are exempt under CLIA, as these states have established laboratory quality standards at least as stringent as CLIA’s. Potential sanctions for violation of these statutes and regulations include significant fines and the suspension or loss of various licenses, certificates and authorizations, which could adversely affect our business and results of operations.
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

•	a limited number of, and competition for, suitable serum or other samples from patients with particular types of disease required for our validation studies;

•	a limited number of, and competition for, suitable sites to conduct our clinical trials;

•	delay or failure to obtain FDA or other non-U.S. regulatory authorities’ approval or agreement to commence a clinical trial;

•	delay or failure to obtain sufficient supplies of the product candidate for our clinical trials;

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
The research, testing, manufacturing, labeling, approval, selling, marketing, and distribution of drug products, diagnostic products, or medical devices are subject to extensive regulation by the FDA and other non-U.S. regulatory authorities, which regulations differ from country to country. In general, we are not permitted to market our product candidates in the U.S. until we receive approval of a new drug application (“NDA”), a clearance letter under the premarket notification process, or 510(k) process, or an approval of a pre-market approval (“PMA”) from the FDA. We have not submitted a NDA or PMA application or premarket notification, nor have we received marketing approval or clearance for any of our proprietary pharmaceutical or diagnostic product candidates, other than a CE Mark for our point-of-care PSA test. Obtaining approval of a NDA or PMA can be a lengthy, expensive, and uncertain process. With respect to medical devices, while the FDA reviews and clears a premarket notification in as little as three months, there is no guarantee that our products will qualify for this more expeditious regulatory process, which is reserved for Class I and II devices, nor is there any assurance that even if a device is reviewed under the 510(k) process that the FDA will review it expeditiously or determine that the device is substantially equivalent to a lawfully marketed non-PMA device. If the FDA fails to make this finding, then we cannot market the device. In lieu of acting on a premarket notification, the FDA may seek additional information or additional data which would further delay our ability to market the product. Furthermore, we are not permitted to make changes to a device approved through the PMA or 510(k) which affects the safety or efficacy of the device without first submitting a supplement application to the PMA and obtaining FDA approval or cleared premarket notification for that supplement. In some cases, the FDA may require clinical trials to support a supplement application. In addition, failure to comply with FDA, non-U.S. regulatory authorities, or other applicable U.S. and non-U.S. regulatory requirements may, either before or after product approval or clearance, if any, subject our company to administrative or judicially imposed sanctions, including, but not limited to the following:

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
Regulation by governmental authorities in the U.S. and other countries may be a significant factor in how we develop, test, produce and market our diagnostic test products. Diagnostic tests like ours may not fall squarely within the regulatory approval process for pharmaceutical or device products as described above, and the regulatory pathway is not as clear. It is possible that the diagnostic products developed by us or our collaborators will be regulated as medical devices by the FDA and comparable agencies of other countries and require either PMA or 510(k) clearance from the FDA prior to marketing. Some companies that have successfully commercialized diagnostic tests for various conditions and disease states have not sought clearance or approval for such tests through the traditional 510(k) or PMA processes, and have instead utilized a process involving LDTs through a CLIA- certified laboratory. CLIA is a federal law that regulates clinical laboratories that perform testing on specimens derived from humans for the purpose of providing information for diagnostic, preventative or treatment purpose. In such instances, the CLIA lab is solely responsible for the development, validation and commercialization of the assay. Such LDT testing is currently under the purview of CMS and state agencies that provide oversight of the safe and effective use of LDTs. Although the FDA has consistently claimed that is has the regulatory authority to regulate LDTs that are validated by the developing laboratory and performed only by that laboratory, it has generally exercised enforcement discretion in not otherwise regulating most tests developed and performed by high complexity CLIA-certified laboratories. The FDA has indicated, however, that it is reviewing the regulatory requirements that will apply to LDTs, and held a two-day public meeting in July 2010 to obtain input from stakeholders on how it should apply its authority to implement a reasonable, risk-based, and effective regulatory framework for LDTs.
The FDA has not issued guidance directly addressing the nature of the changes the FDA may intend to make with respect to the regulation of LDTs, nor the scope of potential regulation. However, two draft guidance documents relating to in vitro diagnostic products, which the FDA does regulate, were issued in 2011 that may have indirect implications for LDTs, and the OIG indicated an intent in its 2013 work plan to determine the extent of the United States Department of Health and Human Services agencies’ oversight of the clinical effectiveness of LDTs. We will continue to monitor potential changes as the FDA’s LDT policy evolves to ensure our activities are consistent with the FDA’s most current policy. Uncertainty regarding the development of new LDTs could materially adversely affect our business, financial condition and results of operations.
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
Our business will be heavily dependent on the success of phase 3 clinical trials for RayaldyTM (CTAP101), AlpharenTM (Fermagate Tablets) and hGH-CTP.
There is no assurance that phase 3 trials for RayaldyTM (CTAP101), AlpharenTM (Fermagate Tablets) or hGH-CTP will be successful or support marketing approval, or that we will be able to obtain marketing approval for either product or any other product candidate. Before they can be marketed, our products in development must be approved by the FDA or similar foreign governmental agencies. The process for obtaining FDA approval is both time-consuming and costly, with no certainty of a successful outcome. Before obtaining regulatory approval for the sale of any drug candidate, we must conduct extensive preclinical tests and clinical trials to demonstrate the safety and efficacy in humans of our product candidates. Although RayaldyTM (CTAP101), AlpharenTM (Fermagate Tablets) or hGH-CTP have exhibited no serious adverse events associated with the drug administration in the phase 1 and 2 clinical trials, further testing in our phase 3 trial may undermine those determinations or unexpected side effects may arise. A failure of any preclinical study or clinical trial can occur at any stage of testing. The results of preclinical and initial clinical testing of these products may not necessarily indicate the results that will be obtained from later or more extensive testing. It also is possible to suffer significant setbacks in advanced clinical trials, even after obtaining promising results in earlier trials. If phase 3 clinical trials for RayaldyTM (CTAP101), AlpharenTM (Fermagate

Tablets) or hGH-CTP are not successful, our business will be significantly adversely impacted, which could have a materially adverse effect on our business, financial condition and results of operations.
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
We manufacture pharmaceutical products in Mexico, Spain, and Israel. We also prepare necessary test reagents and assemble and package the cassettes for our point-of-care diagnostic system at our facility in Woburn, Massachusetts. Any quality control issues at our facilities may weaken our competitive position and have a material adverse effect on our business results of operations and financial condition.
We may not meet regulatory quality standards applicable to our manufacturing and quality processes, which could have an adverse effect on our business, results of operations and financial condition.
As a medical device manufacturer, we are required to register with the FDA and are subject to periodic inspection by the FDA for compliance with its Quality System Regulation (“QSR”) requirements, which require manufacturers of medical devices to adhere to certain regulations, including testing, quality control and documentation procedures. Compliance with applicable regulatory requirements is subject to continual review and is monitored rigorously through periodic inspections by the FDA. In addition, most international jurisdictions have adopted regulatory approval and periodic renewal requirements for medical devices, and we must comply with these requirements in order to market our products in these jurisdictions. In the European Community, we are required to maintain certain ISO certifications in order to sell our products and must undergo periodic inspections by notified bodies to obtain and maintain these certifications. Further, some emerging markets rely on the FDA’s Certificate for Foreign Government (“CFG”) in lieu of their own regulatory approval requirements. Our failure, or our manufacturers’ failure to meet QSR ISO, or any other regulatory requirements or industry standards could delay production of our products and lead to fines, difficulties in obtaining regulatory clearances, recalls or other consequences, which could, in turn, have a material adverse effect on our business, results of operations, and our financial condition.
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
In addition, the FDA and other non-U.S. regulatory authorities may change their policies and additional regulations may be enacted that could prevent or delay marketing approval or clearance of our product candidates. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the U.S. or abroad. If we are not able to maintain regulatory compliance, we would likely not be permitted to market our future product candidates and we may not achieve or sustain profitability, which would materially impair our ability to generate anticipated revenues.
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
There is significant uncertainty related to the third-party coverage and reimbursement of newly approved or cleared drugs and diagnostic products. The commercial success of our existing and future product candidates in both domestic and international markets will depend in part on the availability of coverage and adequate reimbursement from third-party payors, including government payors, such as the Medicare and Medicaid programs, managed care organizations, and other third-party payors. The government and other third-party payors are increasingly attempting to contain health care costs by limiting both insurance coverage and the level of reimbursement for new drugs and diagnostic tests and, as a result, they may not cover or provide adequate payment for our product candidates. These payors may conclude that our product candidates are less safe, less effective, or less cost-effective than existing or later-introduced products. These payors may also conclude that the overall cost of the procedure using one of our devices exceeds the overall cost of the competing procedure using another type of device, and third-party payors may not approve our product candidates for insurance coverage and adequate reimbursement. The failure to obtain coverage and adequate or any reimbursement for our product candidates, or health care cost containment initiatives that limit or restrict reimbursement for our product candidates, may reduce any future product revenue. Even though a drug (not administered by a physician) may be approved by the FDA, this does not mean that a Prescription Drug Plan (“PDP”), a private insurer operating under Medicare Part D, will list that drug on its formulary or will set a reimbursement level. PDPs are not required to make every FDA-approved drug available on their formularies. If our drug products are not listed on sufficient number of PDP formularies or if the PDPs’ levels of reimbursement are inadequate, our business, results of operations, and financial condition could be materially adversely affected.
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
We have no experience manufacturing our pharmaceutical product candidates other than at our Israeli, Mexican, and Spanish facilities, and we have no experience in manufacturing our diagnostic product candidates; we therefore rely on third parties to manufacture and supply our pharmaceutical and diagnostic product candidates.
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
We currently have limited marketing staff and no pharmaceutical or diagnostic sales or distribution capabilities in the U.S. other than our sales force for our laboratory business based in Nashville, Tennessee. If we are unable to develop our sales, marketing and distribution capability on our own or through collaborations with marketing partners, we will not be successful in commercializing our pharmaceutical or diagnostic product candidates in the U.S.
We currently have no pharmaceutical or diagnostic test marketing, sales or distribution capabilities in the U.S. other than the sales force for the OPKO Lab business, and through our Mexican, Spanish, Chilean, and Uruguayan subsidiaries for sales in those countries and for sales of APIs by our Israeli subsidiary. If our pharmaceutical and diagnostic product candidates are approved, we intend to establish our sales and marketing organization with technical expertise and supporting distribution capabilities to commercialize our product candidates, which will be expensive and time-consuming. Any failure or delay in the development of any of our internal sales, marketing, and distribution capabilities would adversely impact the commercialization of our products. With respect to our existing and future product candidates, we may choose to collaborate with third parties that have direct sales forces and established distribution systems, either to augment our own sales force and distribution systems or in lieu of our own sales force and distribution systems. To the extent that we enter into co-promotion or other licensing arrangements, our product revenue and profit is likely to be lower than if we directly marketed or sold our products. In addition, any revenue we receive will depend in whole or in part upon the efforts of such third parties, which may not be successful and are generally not within our control. If we are unable to enter into such arrangements on acceptable terms or at all, we may not be able to successfully commercialize our existing and future product candidates. If we are not successful in commercializing our existing and future product candidates, either on our own or through collaborations with one or more third parties, our future product revenue will suffer and we may incur significant additional losses.
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
We are subject to numerous federal and state regulations, including, but not limited to, the Anti-Kickback Statute, the Physician Self-Referral Law, the False Claims Act, and HIPAA. If we fail to comply with existing or future applicable laws and regulations, we could suffer civil or criminal penalties, including the loss of our licenses to operate our laboratories and our ability to participate in federal and state healthcare programs. Although we believe that we are substantially compliant with all existing statutes and regulations applicable to our business, different interpretations and enforcement policies of these laws and regulations could subject our current practices to allegations of impropriety or illegality, or could require us to make significant changes to our operations. In addition, we cannot predict the impact of future legislation and regulatory changes on our business or assure that we will be able to obtain or maintain the regulatory approvals required to operate our business.
As a result of political, economic, and regulatory influences, the healthcare delivery industry in the U.S. is under intense scrutiny and subject to fundamental changes. We cannot predict which reform proposals will be adopted, when they may be adopted, or what impact they may have on us. The costs associated with complying with federal and state regulations could be significant and the failure to comply with any such legal requirements could have a material adverse effect on our financial condition, results of operations, and liquidity.
Failure to timely or accurately bill for our services could have a material adverse effect on our business.
Billing for clinical testing services is extremely complicated and is subject to extensive and non-uniform rules and administrative requirements. Depending on the billing arrangement and applicable law, we bill various payors, such as patients, insurance companies, Medicare, Medicaid, physicians, hospitals and employer groups. Changes in laws and regulations could increase the complexity and cost of our billing process. Additionally, in the U.S., third-party payors generally require billing codes on claims for reimbursement that describe the services provided. For laboratory services, the American Medical Association establishes most of the billing codes using a data code set called Current Procedural Terminology, or CPT, codes. Each third-party payor generally develops payment amounts and coverage policies for their beneficiaries or members that ties to the CPT code established for the laboratory test and, therefore, coverage and reimbursement may differ by payor even if the same billing code is reported for claims filing purposes. For laboratory tests without a specific billing code, payors often review claims on a claim-by-claim basis and there are increased uncertainties as to coverage and eligibility for reimbursement.

Incorrect or incomplete documentation and billing information could result in non-payment for services rendered or having to pay back amounts incorrectly billed and collected. Further, the failure to timely or correctly bill could lead to various penalties, including: (1) exclusion from participation in CMS and other government programs; (2) asset forfeitures; (3) civil and criminal fines and penalties; and (4) the loss of various licenses, certificates and authorizations necessary to operate our business, any of which could have a material adverse effect on our results of operations or cash flows.
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
Our success depends, in part, on our ability to protect proprietary methods and technologies that we develop or license under the patent and other intellectual property laws of the U.S. and other countries, so that we can prevent others from unlawfully using our inventions and proprietary information. However, we may not hold proprietary rights to some patents required for us to commercialize our product candidates. Because certain U.S. patent applications are confidential until patents issue, such as applications filed prior to November 29, 2000, or applications filed after such date for which nonpublication has been requested, third parties may have filed patent applications for technology covered by our pending patent applications without our being aware of those applications, and our patent applications may not have priority over those applications. For this and other reasons, we or our third-party collaborators may be unable to secure desired patent rights, thereby losing desired exclusivity. If licenses are not available to us on acceptable terms, we may not be able to market the affected products or conduct the desired activities, unless we challenge the validity, enforceability, or infringement of the third-party patent or otherwise circumvent the third-party patent.
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
Our pending patent applications may not result in issued patents. The patent position of pharmaceutical, biotechnology, diagnostic, and medical device companies, including ours, is generally uncertain and involves complex legal and factual considerations. The standards that the U.S. Patent and Trademark Office and its foreign counterparts use to grant patents are not always applied predictably or uniformly and can change. There is also no uniform, worldwide policy regarding the subject matter and scope of claims granted or allowable in pharmaceutical, biotechnology, diagnostic, or medical device patents. Accordingly, we do not know the degree of future protection for our proprietary rights or the breadth of claims that will be allowed in any patents issued to us or to others. The legal systems of certain countries do not favor the aggressive enforcement of patents, and the laws of foreign countries may not protect our rights to the same extent as the laws of the U.S. Therefore, the enforceability or scope of our owned or licensed patents in the U.S. or in foreign countries cannot be predicted with certainty, and, as a result, any patents that we own or license may not provide sufficient protection against competitors. We may not be able to obtain or maintain patent protection for our pending patent applications, those we may file in the future, or those we may license from third parties.
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
We have obtained licenses from, among others, INEOS Healthcare, Washington University, UT Southwestern, the President and Fellows of Harvard College, The Scripps Research Institute, Arctic Partners, and Academia Sinica, among others, that are necessary or useful for our business. In addition, we intend to enter into additional licenses of third-party intellectual property in the future. Although our goal is to obtain exclusivity in our licensing transactions, we cannot guarantee that no third parties will step forward and assert inventorship or ownership in our in-licensed patents. In some cases, we may rely on the assurances of our licensors that all ownership rights have been secured and that all necessary agreements are intact or forthcoming.
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
Our success depends on the market’s confidence that we can provide reliable, high-quality pharmaceuticals, medical devices, and diagnostics tests. Our reputation and the public image of our products or technologies may be impaired if our products fail to perform as expected or our products are perceived as difficult to use. Our products are complex and may develop or contain undetected defects or errors. Furthermore, if a future product candidate harms people, or is alleged to be harmful, we may be subject to costly and damaging product liability claims brought against us by clinical trial participants, consumers, health care providers, corporate partners or others. We have product liability insurance covering commercial sales of current products and our ongoing clinical trials. Any defects or errors could lead to the filing of product liability claims, which could be costly and time-consuming to defend and result in substantial damages. If we experience a sustained material defect or error, this could result in loss or delay of revenues, delayed market acceptance, damaged reputation, diversion of development resources, legal claims, increased insurance costs or increased service and warranty costs, any of which could materially harm our business. We cannot assure you that our product liability insurance would protect our assets from the financial impact of defending a product liability claim. A product liability claim could have a serious adverse effect on our business, financial condition and results of operations.
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

Several lawsuits have been filed against PROLOR, the members of PROLOR’s Board of Directors, and OPKO challenging the merger, and an adverse judgment in any such lawsuit may have a material adverse effect on our financial condition as well as divert the attention of our management and resources generally.
Six putative class action lawsuits have been filed in connection with our acquisition of PROLOR. In July 2013, the individual actions were consolidated for all purposes into an amended class action complaint as part of the In re PROLOR Biotech, Inc. Shareholders’ Litigation (Case No. A-13-680860-B). The lawsuit names PROLOR, the members of PROLOR’s Board of Directors, and OPKO as defendants. The lawsuit is brought by purported holders of PROLOR’s common stock, both individually and on behalf of a putative class of PROLOR’s stockholders, asserting claims that (i) PROLOR’s Directors breached their fiduciary duties in connection with the proposed Merger by, among other things, purportedly failing to maximize stockholder value, (ii) PROLOR and its Board of Directors failed to disclose material information concerning the proposed Merger, and (iii) OPKO aided and abetted PROLOR’s Directors’ alleged breach of their fiduciary duties. The lawsuit seeks various damages, an award of all costs, and reasonable attorneys’ fees, as well as certain equitable relief, including rescission of the merger. Although we believe that the claims made in these lawsuits are without merit and intend to defend such claims vigorously; there can be no assurance that we will prevail. An unfavorable resolution of any such litigation surrounding the acquisition could have a material adverse impact on our financial condition. In addition, the cost of defending the litigation, even if resolved favorably, could be substantial. Such litigation could also substantially divert the attention of our management and resources in general.
Medicare legislation and future legislative or regulatory reform of the health care system may affect our ability to sell our products profitably.
In the U.S., there have been a number of legislative and regulatory initiatives, at both the federal and state government levels, to change the healthcare system in ways that, if approved, could affect our ability to sell our products and provide our laboratory services profitably. While many of the proposed policy changes require congressional approval to implement, we cannot assure you that reimbursement payments under governmental and private third party payor programs will remain at levels comparable to present levels or will be sufficient to cover the costs allocable to patients eligible for reimbursement under these programs. Any changes that lower reimbursement rates under Medicare, Medicaid or private payor programs could negatively affect our business.
Most significantly, on March 23, 2010, President Obama signed into law both the Patient Protection and Affordable Care Act (the “Affordable Care Act”) and the reconciliation law known as Health Care and Education Affordability Reconciliation Act (the “Reconciliation Act”) and, combined we refer to both Acts as the “2010 Health Care Reform Legislation.” The constitutionality of the 2010 Health Care Reform Legislation was confirmed on June 28, 2012 by the Supreme Court of the United States (the “Supreme Court”). Specifically, the Supreme Court upheld the individual mandate and includes changes to extend medical benefits to those who currently lack insurance coverage. Extending coverage to a large population could substantially change the structure of the health insurance system and the methodology for reimbursing medical services, drugs and devices. These structural changes could entail modifications to the existing system of third-party payors and government programs, such as Medicare and Medicaid, the creation of a government-sponsored healthcare insurance source, or some combination of both, as well as other changes. Additionally, restructuring the coverage of medical care in the U.S. could impact the reimbursement for diagnostic tests. If reimbursement for our diagnostic tests is substantially less than we or our clinical laboratory customers expect, or rebate obligations associated with them are substantially increased, our business could be materially and adversely impacted.
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

RISKS RELATED TO INTERNATIONAL OPERATIONS
Failure to obtain regulatory approval outside the U.S. will prevent us from marketing our product candidates abroad.
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
We intend to seek approval to market certain of our existing and future product candidates in both the U.S. and in non-U.S. jurisdictions. If we obtain approval in one or more non-U.S. jurisdictions, we will be subject to rules and regulations in those jurisdictions relating to our product. In some countries, particularly countries of the European Union, each of which has developed its own rules and regulations, pricing is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take considerable time after the receipt of marketing approval for a drug or medical device candidate. To obtain reimbursement or pricing approval in some countries, we may be required to conduct a clinical trial that compares the cost-effectiveness of our existing and future product candidates to other available products. If reimbursement of our future product candidates is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, we may be unable to generate revenues and achieve or sustain profitability, which would have a material adverse effect on our business, results of operations and financial condition.
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
We derive a significant portion of our consolidated net revenues from international sales, subjecting us to risks relating to fluctuations in currency exchange rates. Currency variations can adversely affect margins on sales of our products in countries outside of the U.S. and margins on sales of products that include components obtained from suppliers located outside of the U.S. Through our subsidiaries, we operate in a wide variety of jurisdictions. Certain countries in which we operate or may operate have experienced geopolitical instability, economic problems and other uncertainties from time to time. To the extent that world events or economic conditions negatively affect our future sales to customers in these and other regions of the world, or the collectability of receivables, our future results of operations, liquidity and financial condition may be adversely affected. Although we do not speculate in the foreign exchange market, we may manage exposures arising in the normal course of business related to fluctuations in foreign currency exchange rates by entering into offsetting positions through the use of foreign exchange forward contracts. Certain firmly committed transactions are hedged with foreign exchange forward contracts whereby exchange rates change, gains and losses on the exposed transactions are partially offset by gains and losses related to the hedging contracts. However, our subsidiaries receive their income and pay their expenses primarily in their local currencies. To the extent that transactions of these subsidiaries are settled in their local currencies, a devaluation of those currencies versus the U.S. dollar could reduce the contribution from these subsidiaries to our consolidated results of operations as reported in U.S. dollars. For financial reporting purposes, such depreciation will negatively affect our reported results of operations since earnings denominated in foreign currencies would be converted to U.S. dollars at a decreased value. While we have employed economic cash flow and fair value hedges to minimize the risks associated with these exchange rate fluctuations, the hedging activities may be ineffective or may not offset more than a portion of the adverse financial impact resulting from currency variations. Accordingly, we cannot assure you that fluctuations in the values of the currencies of countries in which we operate will not materially adversely affect our future results of operations.
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
Our operations, both within and outside the U.S., are subject to risks inherent in conducting business globally and under the laws, regulations and customs of various jurisdictions and geographies. These risks include fluctuations in currency exchange rates, changes in exchange controls, loss of business in government tenders that are held annually in many cases, nationalization, increasingly complex labor environments, expropriation and other governmental actions, changes in taxation, including legislative changes in U.S. and international taxation of income earned outside of the U.S., importation limitations, export control restrictions, violations of U.S. or local laws, including the FCPA, dependence on a few government entities as customers, pricing restrictions, economic destabilization, political and economic instability, disruption or destruction in a significant geographic region — due to the location of manufacturing facilities, distribution facilities or customers — regardless of cause, including war, terrorism, riot, civil insurrection or social unrest, or natural or man-made disasters, including famine, flood, fire, earthquake, storm or disease. Failure to comply with the laws and regulations that affect our global operations, could have an adverse effect on our business, financial condition or results of operations.
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
We have a large amount of goodwill and other intangible assets and we are required to perform an annual, or in certain situations a more frequent, assessment for possible impairment for accounting purposes. At December 31, 2013, we have goodwill and other intangible assets of $1.1 billion, or approximately 79% of our total assets. If we do not achieve our planned operating results, we may be required to incur a non-cash impairment charge. Any impairment charges in the future will adversely affect our results of operations. A significant write down of goodwill and/or other intangible assets would have a material adverse effect on our reported results of operations and net worth.
RISKS RELATED TO OWNERSHIP OF OUR COMMON STOCK
The market price of our Common Stock may fluctuate significantly.
The market price of our Common Stock may fluctuate significantly in response to numerous factors, some of which are beyond our control, such as:

•	the announcement of new products or product enhancements by us or our competitors;

•	results of our clinical trials and other development efforts;

•	developments concerning intellectual property rights and regulatory approvals;

•	variations in our and our competitors’ results of operations;

•	changes in earnings estimates or recommendations by securities analysts, if our Common Stock is covered by analysts;

•	developments in the biotechnology, pharmaceutical, diagnostic, and medical device industry;

•	the results of product liability or intellectual property lawsuits;

•	future issuances of our Common Stock or other securities, including debt;

•	purchases and sales of our Common Stock by our officers, directors or affiliates;

•	the addition or departure of key personnel;

•	announcements by us or our competitors of acquisitions, investments, or strategic alliances; and

•	general market conditions and other factors, including factors unrelated to our operating performance.

Further, the stock market in general, and the market for biotechnology, pharmaceutical, diagnostic, and medical device companies in particular, has experienced extreme price and volume fluctuations in recent years. Continued market fluctuations could result in extreme volatility in the price of our Common Stock, which could cause a decline in the value of our Common Stock.
Trading of our Common Stock may be limited and restrictions imposed by securities regulation may further reduce our trading, making it difficult for our stockholders to sell shares.
Our Common Stock began trading on the American Stock Exchange, now known as the NYSE MKT, in June 2007. In September 2011, we transferred the listing of our Common Stock from the NYSE MKT to the New York Stock Exchange (“NYSE”). Historically, the liquidity of our Common Stock has been limited. A substantial amount of the outstanding shares of our Common Stock are restricted securities. These factors may result in lower prices for our Common Stock than might otherwise be obtained and could also result in a larger spread between the bid and ask prices for our Common Stock. In addition, without a large float, our Common Stock is less liquid than the stock of companies with broader public ownership and, as a result, the trading prices of our Common Stock may be more volatile. In the absence of an active public trading market, an investor may be unable to liquidate his investment in our Common Stock. Further, the limited liquidity could be an indication that the trading price is not reflective of the actual fair market value of our Common Stock. Trading of a relatively small volume of our Common Stock may have a greater impact on the trading price of our stock than would be the case if our public float were larger.
Future sales of our Common Stock could reduce our stock price.
Some or all of the “restricted” shares of our Common Stock issued to former stockholders of Froptix and Acuity in connection with the acquisition or held by other of our stockholders may be offered from time to time in the open market pursuant to an effective registration statement, or beginning April 2, 2008, pursuant to Rule 144. In addition, as described herein, a substantial number of our shares of Common Stock were subject to lockup agreements which expired on March 27, 2009. We have also issued or agreed to issue a substantial number of securities in private placement transactions with two year lockup restrictions which expired in each of December 2009, August 2010, and February 2011. In connection with our Series D Preferred Stock offering, shares were issued with a three year lockup restriction that expired in September 2012. On March 8, 2013, the Company converted each outstanding share of Series D Preferred Stock into ten shares of Common Stock. In connection with the conversion, the Company issued 11,290,320 shares of Common Stock. In January 2013, we also entered into note purchase agreements with various purchasers (collectively, the “Purchasers”) for the sale of $175.0 million aggregate principal amount of 2033 Senior Notes. The 2033 Senior Notes will be convertible at any time on or after November 1, 2032, through the second scheduled trading day immediately preceding the maturity date, at the option of the holders. Additionally, holders may convert their 2033 Senior Notes prior to the close of business on the scheduled trading day immediately preceding November 1, 2032, upon the occurrence of specified events. The 2033 Senior Notes will be convertible into cash, shares of the Company’s Common Stock, or a combination of cash and shares of Common Stock at an initial conversion rate of 141.4827 shares of Common Stock per $1,000 principal amount of 2033 Senior Notes (equivalent to an initial conversion price of approximately $7.07 per share of Common Stock), and will be subject to adjustment upon the occurrence of certain events. Sales of a substantial number of shares of our Common Stock in the public market pursuant to Rule 144 or the 2033 Senior Notes are converted, or the perception that such sales could occur, could adversely affect the price of our Common Stock.
Directors, executive officers, principal stockholders and affiliated entities own a majority of our capital stock, and they may make decisions that you do not consider to be in the best interests of our stockholders.
As of February 24, 2014, our directors, executive officers, principal stockholders, and affiliated entities beneficially owned, in the aggregate a majority of our outstanding voting securities. Frost Gamma Investments Trust (“Gamma Trust”), of which Phillip Frost, M.D., the Company’s Chairman and CEO, is the sole trustee, is deemed to beneficially own in the aggregate approximately 40% of our Common Stock as of February 24, 2014. As a result, Dr. Frost acting with other members of management, would have the ability to control the election of our Board of Directors, the adoption or amendment of provisions in the Company’s Certificate of Incorporation, the approval of mergers and other significant corporate transactions, and the outcome of issues requiring approval by our stockholders. This concentration of ownership may also have the effect of delaying or preventing a change in control of our company that may be favored by other stockholders. This could prevent transactions in which stockholders might otherwise recover a premium for their shares over current market prices.
A significant short position in our stock could have a substantial impact on the trading price of our stock.
Historically, there has been a significant” short” position in our common stock.  As of February 14, 2014, investors held a short position of approximately 46.5 million shares of our common stock which represented approximately 19.6 % of our public float.  The anticipated downward pressure on our stock price due to actual or anticipated sales of our stock by some institutions or individuals who engage in short sales of our common stock could cause our stock price to decline.  Such stock price decrease could encourage further short-sales that could place additional downward pressure on our stock price.  This could lead to further increases in the already large short position in our common stock and cause volatility in our stock price.  The volatility of our stock may cause the value of a stockholder’s investment to decline rapidly.  Additionally, if our stock price declines, it may be more difficult for us to raise capital and may have other adverse effects on our business.
Failure to maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business and operating results. In addition, current and potential stockholders could lose confidence in our financial reporting, which could have a material adverse effect on the price of our Common Stock.
Section 404 of the Sarbanes-Oxley Act of 2002 requires annual management assessments of the effectiveness of our internal control over financial reporting and a report by our independent registered public accounting firm on the effectiveness of internal control over financial reporting as of year end. We are required to report, among other things, control deficiencies that constitute material weaknesses or changes in internal control that, or that are reasonably likely to, materially affect internal control over financial reporting. A “material weakness” is a significant deficiency or combination of significant deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. We have identified that we have a material weakness as of December 31, 2013, which related to the Company’s financial statement close process at its Chilean subsidiary due to the lack of sufficient controls to assure that inventory and accounts receivable balances are recoded correctly in accordance with U.S. generally accepted accounting principles. As a result, we concluded that our internal control over financial reporting was not effective as of December 31, 2013. Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. Although we are taking steps to improve the control environment at our Chilean operations, we cannot assure you that we will at all times in the future be able to report that our internal controls are effective. If we cannot provide reliable financial reports or prevent fraud, our results of operation could be harmed. Our failure to maintain the effective internal control over financial reporting could cause the cost related to remediation to increase and could cause our stock price to decline. In addition, we may not be able to accurately report our financial results, may be subject to regulatory sanction, and investors may lose confidence in our financial statements.
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
The exercise of warrants we have issued may result in dilution to the holders of our Common Stock and cause the price of our Common Stock to decline.
As of December 31, 2013, we had outstanding warrants to purchase 24,496,664 shares of our Common Stock. The exercise of warrants has, or may, result in substantial dilution to our existing stockholders and could have a material adverse effect on our stock price. The possibility of the issuance of shares of our Common Stock upon the exercise of warrants could cause our stock price to decline as well.
ITEM 1B.     UNRESOLVED STAFF COMMENTS.
None.

ITEM 2.     PROPERTIES.
Our principal corporate office is located at 4400 Biscayne Blvd, Miami, Florida. We lease this space from Frost Real Estate Holdings, LLC (“Frost Real Estate”), an entity which is controlled by Dr. Phillip Frost, our Chairman of the Board and Chief Executive Officer. Pursuant to the lease agreement with Frost Real Estate Holdings, we lease approximately 11,555 square feet, which encompasses space for our corporate offices and administrative services. The lease is for a five-year term, which commenced effective January 1, 2014. We previously leased the premises from Frost Real Estate pursuant to a five-year lease that originally expired in August 2012, but was extended through December 31, 2013 by agreement by the parties. The lease currently requires annual rent of approximately $0.4 million.
We lease office and laboratory space in Jupiter and Miramar, Florida and Nes Ziona, Israel, which is where our molecular diagnostics research and development, oligonucleotide research and development, and CTP research and development operations are based, respectively. We lease office, manufacturing and warehouse space in Woburn, Massachusetts for our point-of-care diagnostics business, and in Nesher, Israel for our API business. We lease laboratory and office space in Nashville, Tennessee, Burlingame, California, and Miramar, Florida for our CLIA-certified laboratory business, and we lease office space in Bannockburn, Illinois and Markham, Ontario for our pharmaceutical business directed to CKD. Our Chilean and Uruguayan operations are located in leased offices and warehouse facilities in Santiago and Montevideo, respectively. Our Mexican operations are based in an owned manufacturing facility and a leased warehouse facility in Guadalajara and in leased offices in Mexico City. Our Spanish operations are based in owned offices in Barcelona, in an owned manufacturing facility in Banyoles and a leased warehouse facility in Palol de Revardit. Our Brazilian operations are located in leased offices in Sao Paulo.
ITEM 3.     LEGAL PROCEEDINGS.
In December, 2013, we entered into a settlement agreement with Adrian Goldstein, M.D., a former employee of OPKO Lab, resolving all claims between OPKO Lab and Dr. Goldstein. On November 27, 2012, Dr. Goldstein had filed a complaint for declaratory judgment and alleged breach of contract against OPKO Lab in the Chancery Court for Davidson County, Tennessee, asserting that OPKO Lab breached his employment agreement and owed him additional compensation and further compensation for the value of OPKO Lab under a “compensation for sale” provision set forth in his employment agreement. The settlement did not have a material impact on our results of operations or financial condition.
On April 29, 2013, a putative class action was filed in the Eighth Judicial District Court in and for Clark County, Nevada against PROLOR Biotech, Inc. (“PROLOR”), the members of the PROLOR Board of Directors, individually (including Drs. Frost and Hsiao and Steven Rubin), and the Company. From May 1, 2013 through May 6, 2013, we were named in an additional five putative class actions lawsuits filed in the Eight Judicial District Court in and for Clark County, Nevada against the same defendants. On July 17, 2013, these six suits were consolidated, for all purposes, into an amended class action complaint, and on or around October 25, 2013, the plaintiffs filed a second amended consolidated class action complaint. The lawsuit is brought by purported holders of PROLOR’s common stock, both individually and on behalf of a putative class of PROLOR’s stockholders, asserting claims that PROLOR’s Board of Directors breached its fiduciary duties in connection with the merger by purportedly failing to maximize stockholder value, that PROLOR and its Board of Directors failed to disclose material information to PROLOR’s stockholders, and that the Company aided and abetted the alleged breaches of fiduciary duty. The lawsuit seeks monetary damages, including increased consideration to PROLOR’s stockholders, equitable relief, including, among other things, rescission of the Merger Agreement along with rescissionary damages, and an award of all costs, including reasonable attorneys’ fees. The Company denies the allegations and intends to vigorously defend the actions. It is too early to assess the probability of a favorable or unfavorable outcome or the loss or range of loss, if any.

ITEM 4.     MINE SAFETY DISCLOSURES.
Not applicable.

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Our Common Stock is traded publicly on the New York Stock Exchange (“NYSE”) under the symbol “OPK”. Effective in August 2013, our Common stock also began trading on the Tel Aviv Stock Exchange.
The following table sets forth for the periods indicated the high and low sales prices per share of our Common Stock during each of the quarters set forth below as reported on the NYSE:

	High	Low
2013
First Quarter	$7.83	$4.83
Second Quarter	7.65	6.14
Third Quarter	10.00	7.13
Fourth Quarter	12.95	8.17
2012
First Quarter	$5.53	$4.63
Second Quarter	5.05	4.22
Third Quarter	4.80	4.00
Fourth Quarter	4.84	4.10
As of February 24, 2014, there were approximately 403 holders of record of our Common Stock.
We have not declared or paid any cash dividends on our Common Stock. No cash dividends have been previously paid on our Common Stock and none are anticipated in fiscal 2014. Prior to March 8, 2013, we had shares of Series D Preferred Stock outstanding that had preferential dividend rights over any dividend payments to holders of Common Stock. On March 1, 2013, our Board of Directors declared a cash dividend to all Series D Preferred stockholders as of March 8, 2013. The total cash dividend was approximately $3.0 million. In addition, on March 1, 2013, our Board of Directors also exercised our option to convert all 1,129,032 shares of our outstanding Series D Preferred Stock into 11,290,320 shares of our Common Stock effective on March 8, 2013. Following the conversion there are no outstanding shares of Series D Preferred Stock.

Stock Performance Graph
The following graph compares the five-year cumulative total return of our Common Stock with the S&P 500 Index and the NASDAQ Biotechnology Index. The NYSE Arca Biotechnology Index is no longer published; as a result no total shareholder return comparison to that index is included in the graph.
The graph assumes $100 invested on December 31, 2008 in our Common Stock and in each of the foregoing indices. The stock price performance reflected in the graph below is not necessarily indicative of future price performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Opko Health Inc, the S&P 500 Index, the NASDAQ Biotechnology Index,
the NASDAQ Pharmaceutical Index, the Dow Jones US Biotechnology Index,
and the S&P Biotechnology Index

$600
$500
$400
$300
$200
$100
$0
12/08
12/09
12/10
12/11
12/12
12/13
Opko Health Inc
S&P 500
NASDAQ Biotechnology

*$100 invested on 12/31/08 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

Copyright© 2014 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.
Copyright© 2014 Dow Jones & Co. All rights reserved.

	12/31/2008	12/31/2009	12/31/2010	12/31/2011	12/31/2012	12/31/2013
OPKO Health, Inc.	$100.00	$112.96	$226.54	$302.47	$296.91	$520.99
S&P 500	100.00	126.46	145.51	148.59	172.37	228.19
NASDAQ Biotechnology	100.00	104.67	112.89	127.04	169.50	288.38

Recent Sales of Unregistered Securities

As previously disclosed, on February 15, 2013, we acquired the assets of Silcon Comércio, Importacao E Exportacao de Produtos Farmaceuticos e Cosmeticos Ltda. (“OPKO Brazil”), a Brazilian pharmaceutical company, from NNL Consultoria Empresarial Ltda. (the “Seller”).  Under the purchase agreement we issued 64,684 shares of our Common Stock to the Seller of the OPKO Brazil business.  The issuance of the Company’s Common Stock in connection with the OPKO Brazil transaction was exempt from registration under the Securities Act pursuant to Section 4(a)(2) of the Securities Act.

ITEM 6.     SELECTED FINANCIAL DATA.
The following selected historical consolidated statement of operations data for the years ended December 31, 2013, 2012, 2011, 2010, and 2009 and the consolidated balance sheet data as of December 31, 2013, 2012, 2011, 2010, and 2009, below are derived from our audited consolidated financial statements and related notes thereto. This data should be read in conjunction with our “Management’s Discussion and Analysis of Financial Condition and Results of Operation” and our consolidated financial statements and the related notes thereto.

	For the years ended December 31,
(In thousands, except share and per share information)	2013	2012	2011	2010	2009
Statement of operations data:
Revenues	$96,530	$47,044	$27,979	$28,494	$4,418
Costs and expenses:
Cost of revenues	48,860	27,878	17,243	13,495	2,876
Selling, general and administrative	55,320	27,795	19,169	18,133	10,372
Research and development	53,902	19,520	11,352	5,949	10,836
Write-off of acquired in-process research and development	—	—	—	—	2,000
Other operating expenses; primarily amortization of intangible assets	18,080	9,120	3,404	2,053	481
Total costs and expenses	176,162	84,313	51,168	39,630	26,565
Operating loss from continuing operations	(79,632)	(37,269)	(23,189)	(11,136)	(22,147)
Other income and (expense), net	(24,586)	56	(1,044)	(844)	(1,916)
Loss from continuing operations before income(expense) and investment losses	(104,218)	(37,213)	(24,233)	(11,980)	(24,063)
Income tax benefit (provision)	(1,672)	9,626	19,358	18	25
Loss from continuing operations before investment losses	(105,890)	(27,587)	(4,875)	(11,962)	(24,038)
Loss from investments in investees	(11,456)	(2,062)	(1,589)	(714)	(353)
Loss from continuing operations	(117,346)	(29,649)	(6,464)	(12,676)	(24,391)
Income (loss) from discontinued operation, net of tax	—	109	5,181	(6,250)	(5,722)
Net loss	(117,346)	(29,540)	(1,283)	(18,926)	(30,113)
Less: Net loss attributable to noncontrolling interests	(2,939)	(492)	—	—	—
Net loss attributable to common shareholders before preferred stock dividend	(114,407)	(29,048)	(1,283)	(18,926)	(30,113)
Preferred stock dividend	(420)	(2,240)	(2,379)	(2,624)	(4,718)
Net loss attributable to common shareholders	$(114,827)	$(31,288)	$(3,662)	$(21,550)	$(34,831)
(Loss) income per share, basic and diluted:
Loss from continuing operations	$(0.32)	$(0.11)	$(0.03)	$(0.06)	$(0.12)
Income (loss) from discontinued operations	$—	$—	$0.02	$(0.02)	$(0.03)
Net loss per share	$(0.32)	$(0.11)	$(0.01)	$(0.08)	$(0.15)
Weighted average number of common shares outstanding basic and diluted:	355,095,701	295,750,077	280,673,122	255,095,586	233,191,617
Balance sheet data:
Total assets	$1,391,516	$289,830	$229,489	$77,846	$87,430
Working capital	$150,878	$26,275	$80,804	$29,793	$50,795
Long-term liabilities	$426,687	$34,168	$25,443	$7,908	$11,932
Series D Preferred Stock	$—	$24,386	$24,386	$26,128	$26,128
Shareholders’ equity	$876,410	$179,386	$160,882	$23,052	$31,599
Total equity	$872,979	$178,894	$160,882	$23,052	$31,599

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

OVERVIEW
We are a multi-national biopharmaceutical and diagnostics company that seeks to establish industry-leading positions in large and rapidly growing medical markets by leveraging our discovery, development and commercialization expertise and our novel and proprietary technologies. We are developing a range of solutions to diagnose, treat and prevent various conditions, including point-of-care tests, LDTs, molecular diagnostics tests, and proprietary pharmaceuticals and vaccines. We plan to commercialize these solutions on a global basis in large and high growth markets, including emerging markets.
We own established pharmaceutical platforms in Spain, Chile, Mexico, and Uruguay which are generating revenue and from which we expect to generate positive cash flow and facilitate future market entry for our products currently in development. We also have established pharmaceutical operations in Brazil. We operate a specialty active pharmaceutical ingredients (“APIs”) manufacturer in Israel, which we expect will facilitate the development of our pipeline of molecules and compounds for our proprietary molecular diagnostic and therapeutic products. In the U.S., we own a laboratory certified under the Clinical Laboratory Improvement Amendments of 1988, as amended (“CLIA”), with a urologic focus that generates revenue and we expect will serve as a commercial platform for the U.S. launch of our next generation prostate cancer test to improve cancer risk stratification of patient candidates for prostate biopsy.
During the year ended December 31, 2013, we completed a number of strategic acquisitions and investments, including:

•
In October 2013, we made an investment in ARNO Therapeutics, Inc., a clinical stage company focused on the development of oncology drugs (“ARNO”). We invested $2.0 million and received 833,333 ARNO common shares, one year warrants to purchase 833,333 shares for $2.40 a share and five-year warrants to purchase an additional 833,333 shares for $4.00 a share. Our investment was part of a private placement by ARNO.

•
In October 2013, we made an investment in Zebra Biologics, Inc. (“Zebra”) pursuant to which we acquired 840,000 shares of Zebra’s Series A-2 Preferred stock for $2.0 million. Zebra is a privately held biotechnology company focused on the discovery and development of biosuperior antibody therapeutics and complex drugs. Zebra’s patented platform is an advanced version of a core technology developed by Dr. Richard Lerner, M.D., at The Scripps Research Institute. After the closing, OPKO owns 23.5% of the Series A-2 Preferred stock issued and outstanding by Zebra.

•
On August 29, 2013, we acquired PROLOR Biotech, Inc. (“PROLOR”) pursuant to an Agreement and Plan of Merger dated April 23, 2013 (the “PROLOR Merger Agreement”) in an all-stock transaction. PROLOR is an Israeli-based biopharmaceutical company focused on developing and commercializing longer-acting proprietary versions of already approved therapeutic proteins. At closing we delivered 63,670,805 shares of our Common Stock valued at $540.6 million based on the closing price per share of our Common Stock as reported by the NYSE on the closing date of the acquisition, or $8.49 per share. In addition, each outstanding option and warrant to purchase shares of PROLOR Common Stock that was outstanding and unexercised immediately prior to the closing date, whether vested or not vested, was converted into 7,889,265 options and warrants to purchase OPKO Common Stock at a fair value of $46.1 million.

•
In April 2013, we acquired an approximate ten percent stake in OAO Pharmsynthez (“Pharmsynthez”), a Russian pharmaceutical company traded on the Moscow Stock Exchange. We also granted to Pharmsynthez licenses for certain technology rights in the Russian Federation, Ukraine, Belarus, Azerbaijan and Kazakhstan. In connection with the licenses, Pharmsynthez agreed to issue, at its option, approximately 12.0 million shares of its common stock or pay us Russian Rubles 265.0 million on or before December 31, 2013(the “Pharmsynthez Note Receivable”). In January 2014, we received approximately 12 million shares of Pharmsynthez common stock, taking our ownership percentage to approximately 17%. In addition, Pharmsynthez agreed to pay us $9.5 million under collaboration and funding agreements for the development of the licensed technology rights (the “Pharmsynthez Collaboration Agreements”), of which we have received $8.2 million as of December 31, 2013.

•
In March 2013, we completed the sale to RXi Pharmaceuticals Corporation (“RXi”) of substantially all of our assets in the field of RNA interference (the “RNAi Assets”) (collectively, the “Asset Purchase Agreement”). As consideration for the RNAi Assets, RXi issued to us 50 million shares of its common stock. In addition, RXi will be required to pay us up to $50 million in milestone payments upon the successful development and commercialization of each drug developed by RXi, certain of its affiliates or any of its or their licensees or sublicensees utilizing patents included within the RNAi Assets. RXi will be required to pay us royalties equal to: (a) a mid single-digit percentage of “Net Sales” (as defined in the Asset Purchase Agreement) with respect to each Qualified Drug sold for an ophthalmologic use during the applicable “Royalty Period” (as defined in the Asset Purchase Agreement); and (b) a low single-digit percentage of net sales with respect to each Qualified Drug sold for a non-ophthalmologic use during the applicable royalty period. In addition to the Asset Purchase Agreement, we also purchased 17,241,380 shares of RXi, for $2.5 million, as part of a $16.4 million financing for RXi, which included certain of our related parties. As a result of these transactions, we own approximately 21% of RXi.

•
In March 2013, we completed the acquisition of Cytochroma, Inc., a corporation located in Markham, Canada (“Cytochroma”), whose lead products, both in phase 3 development, are RayaldyTM, a vitamin D prohormone to treat secondary hyperparathyroidism in patients with stage 3 or 4 chronic kidney disease, and AlpharenTM, a non-absorbed phosphate binder to treat hyperphosphatemia in dialysis patients (the “Cytochroma Acquisition”). In connection with the Cytochroma Acquisition, we delivered 20,517,030 of shares of our Common Stock valued at $146.9 million based on the closing price per share of our Common Stock as reported by the NYSE on the actual closing date of the acquisition, or $7.16 per share. The number of shares issued was based on the volume-weighted average price per share of our Common Stock as reported on the NYSE for the ten trading days immediately preceding the date of the purchase agreement for the Cytochroma Acquisition, or $4.87 per share (the “Stock Consideration”). In addition, the Cytochroma Acquisition requires payments of up to an additional $190.0 million in cash or additional shares of our Common Stock, at our election, upon the achievement of certain milestones relating to development and annual revenue.

•
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

•
In January 2013, we entered into note purchase agreements, with qualified institutional buyers and accredited investors (collectively, the “Purchasers”) for the sale of $175.0 million aggregate principal amount of 3.00% convertible senior notes due 2033 (the “2033 Senior Notes”) in a private placement in reliance on exemptions from registration under the Securities Act of 1933 (the “Securities Act”). The Purchasers of the 2033 Senior Notes include Frost Gamma Investments Trust, a trust affiliated with Dr. Phillip Frost, our Chairman and Chief Executive Officer, and Hsu Gamma Investment, L.P., an entity affiliated with Dr. Jane H. Hsiao, our Vice Chairman and Chief Technology Officer. The 2033 Senior Notes were issued on January 30, 2013.

RECENT DEVELOPMENTS
On January 8, 2014, we completed the acquisition of Laboratorio Arama de Uruguay Limitada (“Arama”), a privately-owned company located in Montevideo, Uruguay. Arama will expand our presence in Latin America and complement the business activities of our operations in Chile and Mexico, as well as permit commercialization of OPKO’s products currently commercialized and those in development.

RESULTS OF OPERATIONS
For The Years Ended December 31, 2013 and December 31, 2012
Revenues. Revenues for the year ended December 31, 2013, were $96.5 million, compared with $47.0 million for the year ended December 31, 2012. The increase principally reflected revenues related to the December 2012 acquisition of Prost-Data, Inc. (“OPKO Lab”), the October 2012 acquisition of SciVac Ltd (“SciVac”), and the August 2012 acquisition of Farmadiet Group Holding, S.L. (“Farmadiet”), which contributed $10.8 million, $1.7 million and $18.8 million of revenue, respectively, during the year ended December 31, 2013, as compared with revenues from those units of $0.4 million, $0.6 million and $6.1 million, respectively, during the year ended December 31, 2012. Revenue from our Chilean operations increased $5.1 million during the year ended December 31, 2013, primarily due to increased sales to government agencies. Revenue from FineTech Pharmaceutical, Ltd. (“FineTech”), our Israeli API business, increased $4.6 million during the year ended December 31, 2013, primarily related to increased sales to new and existing customers. Revenues for the year ended December 31, 2013 also reflects the one-time, non–cash revenue of $12.5 million related to the transfer of substantially all of our assets in the field of RNA interference to RXi (the “RXi Revenue”). Revenue related to our molecular diagnostics collaboration agreements and license agreements, excluding the RXi Revenue, increased $3.7 million during the year ended December 31, 2013, compared to the year ended December 31, 2012, primarily related to revenue recorded in connection to the Pharmsynthez Collaboration Agreements.
Cost of revenues. Costs of revenues for the year ended December 31, 2013, were $48.9 million, compared with $27.9 million for the year ended December 31, 2012. Costs of revenues for the year ended December 31, 2013, increased principally as a result of costs of revenue recorded by OPKO Lab, SciVac and Farmadiet of $10.0 million, $3.6 million and $4.3 million, respectively. Costs of revenue recorded by FineTech, our Chilean and Mexican operations increased $1.1 million, $1.9 million and $0.5 million, respectively, during the year ended December 31, 2013, primarily related to higher revenue levels recorded by those businesses.
Selling, general and administrative expenses. Selling, general and administrative expenses for the year ended December 31, 2013, were $55.3 million, compared with $27.8 million for the year ended December 31, 2012. The increase in selling, general and administrative expenses principally resulted from $15.0 million of such expenses recorded during the year ended December 31, 2013, by Farmadiet, SciVac, OPKO Lab, Cytochroma, the January 2013 acquisition of Silcon Comércio, Importacao E Exportacao de Produtos Farmaceuticos e Cosmeticos Ltda. (“OPKO Brazil”) and the August 2013 acquisition of PROLOR (collectively, the “Acquired Businesses”). Excluding the selling, general and administrative expenses of the Acquired Businesses, selling, general and administrative expenses increased by $10.4 million during the year ended December 31, 2013, principally as a result of increased personnel expenses and professional fees associated with our increased operations. Selling, general and administrative expenses during the year ended December 31, 2013 and 2012, include equity-based compensation expense of $7.3 million and $3.1 million, respectively.
Research and development expenses. Research and development expenses for the years ended December 31, 2013 and 2012, were $53.9 million and $19.5 million, respectively. Research and development expenses include external and internal expenses, partially offset by third-party grants and fundings arising from collaboration agreements. External expenses include clinical and non-clinical activities performed by contract research organizations, lab services, purchases of drug and diagnostic product materials and manufacturing development costs. We track external research and development expenses by individual program, with phase 3 clinical trials for drug approval and/or Premarket Approvals for diagnostics tests (“PMA”) if any. Research and development employee-related expenses include salaries, benefits and stock-based compensation expense. Other unallocated internal research and development expenses are incurred to support overall research and development activities and include expenses related to general overhead and facilities.

The following table summarizes the components of our research and development expenses:

	For the years ended December 31,
	2013	2012
External expenses:
Phase 3 clinical trials	$13,078	$—
PMA	—	—
Earlier-stage programs	6,364	—
Research and development employee-related expenses	17,215	8,315
Other unallocated internal research and development expenses	18,998	11,497
Third-party grants and funding from collaboration agreements	(1,753)	(292)
Total research and development expenses	$53,902	$19,520
The increase in research and development expenses during the year ended December 31, 2013 as compared with the year ended December 31, 2012, principally resulted from an increase of $28.3 million related to research and development expenses incurred by Cytochroma, which business was acquired in March 2013, and PROLOR, including $13.1 million related to the costs of ongoing phase 3 clinical trials for RayaldyTM (CTAP101) and hGH-CTP. Research and development expenses for the years ended December 31, 2013 and 2012, include equity-based compensation expense of $3.6 million and $2.0 million, respectively. The increase in equity-based compensation expense during the year ended December 31, 2013, principally reflects the mark to market impact of Common Stock options granted to non-employees and the associated increase in the trading price of our Common Stock during the year ended December 31, 2013. Research and development expenses for the year ended December 31, 2013, includes an offset to research and development expenses of $2.7 million related to the correction of an error related to equity awards granted to non-employees with performance based vesting.
Contingent consideration. Contingent consideration expenses for the years ended December 31, 2013 and 2012, were $6.9 million and $0.8 million, respectively. The increase in contingent consideration expense resulted from changes in the fair value of the contingent consideration liabilities due to the time value of money and the impact of changes in the underlying assumptions, if any, during the period. The contingent consideration liabilities relate to potential amounts payable to former stockholders of CURNA, OPKO Diagnostics, FineTech, Farmadiet and Cytochroma pursuant to our acquisition agreements in January 2011, October 2011, December 2011, August 2012 and March 2013, respectively.
Amortization of intangible assets. Amortization of intangible assets was $11.1 million and $8.3 million for the years ended December 31, 2013 and 2012, respectively. Amortization expense increased due to the acquisitions of Farmadiet, OPKO Lab and Cytochroma in August 2012, December 2012 and March 2013, respectively.
Other income and (expense), net. Other income and (expense), net for the years ended December 31, 2013 and 2012, was ($24.6) million and $0.1 million, respectively. During the year ended December 31, 2013, we recorded a $43.1 million non-cash charge, net, related to the changes in the fair value of the embedded derivatives in the 2033 Senior Notes and an $8.7 million loss on early partial conversion of the 2033 Senior Notes, partially offset by other income of $6.5 million related to changes in the fair value of the Pharmsynthez Note Receivable, a certain Pharmsynthez purchase option, and warrants and options received in connection with our investment in Neovasc Inc. (“Neovasc”) and ARNO, and by a gain of $29.9 million on the sale of certain of our strategic investments. Other income and (expense), net, for the year ended December 31, 2013, also included $13.8 million of interest expense primarily related to interest incurred on the 2033 Senior Notes and by the amortization of related deferred financing costs related to the 2033 Senior Notes. For the year ended December 31, 2012, other income net, included $1.5 million of other income recognized from the change in fair value of the warrants received in connection with our investment in Biozone Pharmaceuticals, Inc. (“BZNE”), partially offset by other expense recognized for the decrease in fair value of warrants and options received in connections with our investment in Neovasc and the interest expense incurred on our Chilean and Farmadiet lines of credit.
Loss from investments in investees. We have made investments in other early stage companies that we perceive to have valuable proprietary technology and significant potential to create value for us as a shareholder. We account for eight of these investments under the equity method of accounting, resulting in our recording of our proportionate share of their losses until our share of their loss exceeds our investment. Until the investees’ technologies are commercialized, if ever, we anticipate they will continue to report a net loss. Loss from investments in investees was $11.5 million and $2.1 million for the years ended December 31, 2013 and 2012, respectively. The increase in loss from investments in investees is primarily due to the result of increased research and development activities at our investees as well as the impact of including the activities of our recent investments in RXi, Pharmsynthez and Zebra.

Income taxes. Our income tax provision reflects the projected income tax payable in Israel, Chile, Spain and Canada. We have recorded a full valuation allowance against our deferred tax assets in the U.S. In May 2013, our Israeli API business elected a new tax regime which set its effective tax rate at 12.5% compared to a previous tax rate that was based on a ratio of revenue and turnover basis in the old tax regime, ranging from 10% to 25%.
For The Years Ended December 31, 2012 and December 31, 2011
Revenues. Revenues for the year ended December 31, 2012, were $47.0 million, compared with $28.0 million for the year ended December 31, 2011. The increase in revenues for the year ended December 31, 2012, principally resulted from $7.1 million of revenue generated by FineTech, which we acquired in December 2011, $6.1 million of revenue generated by Farmadiet, which we acquired in August 2012, an increase of $5.0 million of revenue generated in Chile primarily related to our acquisition of ALS Distribuidora Limitada (“ALS”) in April 2012 and $0.6 million of revenue generated by SciVac, a consolidated variable interest entity in which we have a forty-five percent stake.
Costs of revenues. Costs of revenues for the year ended December 31, 2012, were $27.9 million compared with $17.2 million for the year ended December 31, 2011. Costs of revenue for the year ended December 31, 2012 increased principally due to costs of revenue recorded by FineTech, Farmadiet and SciVac of $1.7 million, $2.7 million and $0.5 million, respectively, which businesses were acquired in December 2011, August 2012 and October 2012, respectively. Cost of revenue from our Chilean operations increased $6.2 million primarily related to increased pricing from our product suppliers.
Selling, general and administrative expenses. Selling, general and administrative expenses for the year ended December 31, 2012 were $27.8 million, compared with $19.2 million for the year ended December 31, 2011. Selling, general and administrative expenses increased primarily as a result of the 2012 full year impact of expenses of $0.8 million related to OPKO Diagnostics and FineTech, which were acquired in October and December 2011, respectively, and $5.0 million of expenses related to ALS, Farmadiet, SciVac and OPKO Lab, which were acquired in 2012. Selling, general and administrative expenses consist primarily of personnel expenses, including equity-based compensation of $3.1 million and $3.0 million for the years ended December 31, 2012 and 2011, respectively.
Research and development expenses. Research and development expenses for the year ended December 31, 2012 were $19.5 million, compared with $11.4 million for the year ended December 31, 2011. Research and development expenses for the year ended December 31, 2012 increased primarily due to the 2012 activities related to our molecular diagnostics development programs and for OPKO Diagnostics, of $6.1 million, which we acquired in October 2011. This increase was partially offset by lower equity based compensation expense due to decreased mark to market adjustments for certain of our consultant Common Stock option awards. Equity based compensation expenses included in research and development expenses were $2.0 million and $4.0 million, respectively, for the years ended December 31, 2012 and 2011. During the year ended December 31, 2012, we received $0.3 million in NASA development grants. During the year ended December 31, 2011 we received $0.7 million of grants under the New Qualifying Therapeutic Discovery Project Credit (or Grant) program for expenditures related to certain development programs. In addition, during the years ended December 31, 2012 and 2011, we received $0.2 million and $0.6 million of research and development grants for development programs in Mexico. These grants were recorded as an offset to research and development expenses.
Contingent consideration. Contingent consideration expenses, which represented the change in the fair value of the contingent consideration liabilities due to the time value of money and changes in the time-line of the development milestones being achieved, were $0.8 million for the year ended December 31, 2012. Contingent consideration liabilities relate to potential amounts payable to former stockholders of Farmadiet, FineTech, OPKO Diagnostics, and CURNA, Inc. pursuant to our acquisition agreements in August 2012, December 2011, October 2011, and January 2011, respectively. The comparable period of 2011 did not include any such expenses.
Amortization of intangible assets. Amortization of intangible assets was $8.3 million for the year ended December 31, 2012, compared to $3.4 million for the year ended December 31, 2011. Amortization expenses increased primarily due to the acquisitions of Farmadiet, ALS, FineTech, and OPKO Diagnostics in August 2012, April 2012, December 2011, and October 2011, respectively.
Other income and (expense), net. Other income, net was $0.1 million for the year ended December 31, 2012, compared to other expense, net of $1.0 million for the year ended December 31, 2011. For the year ended December 31, 2012, other income, net included $1.5 million of other income recognized for the change in fair value of the warrants received in connection with our investment in BZNE, partially offset by other expense recognized for the decrease in fair value of the warrants received in connection with our investment in Neovasc. Other income and (expense), net also included our interest incurred on our lines of credit in Chile and Spain, our interest expense related to the discount amortization of deferred payments related to the Farmadiet acquisition, partially offset by interest earned on our cash and cash equivalents and the currency exchange benefits realized by our Chilean and Mexico operations as a result of their functional currencies strengthening against the U.S. dollar during the year ended December 31, 2012. For the year ended December 31, 2011, other expense, net consisted of our interest incurred on our lines of credit in Chile and foreign currency expense, partially offset by interest earned on our cash and cash equivalents.
Loss from investment in investees. We have made investments in other early stage companies that we perceive to have valuable proprietary technology and significant potential to create value for us as a shareholder. We account for five of these investments under the equity method of accounting, resulting in our recording of our proportionate share of their losses until our share of their loss exceeds our investment. Until the investees’ technologies are commercialized, if ever, we anticipate they will continue to report a net loss. During the year ended December 31, 2012, the losses from our strategic investments increased to $2.1 million from $1.6 million in 2011 as the result of increased losses at our investees.
Discontinued operations. Income from discontinued operations was $0.1 million for year ended December 31, 2012 compared to $5.2 million for the year ended December 31, 2011. The income for the year ended December 31, 2012 reflected the recovery of certain retained accounts receivable from our ophthalmic instrumentation business following the October 2011 sale of such business to Optos, Inc., a subsidiary of Optos plc (collectively, “Optos”). The income from discontinued operations for the year ended December 31, 2011 reflected a gain of $10.6 million recorded in connection with the sale of our ophthalmic instrumentation business, which included the cash consideration received less the net assets transferred to Optos.
Income taxes. Our income tax benefit from continuing operations for the year ended December 31, 2012 was $9.6 million, compared to $19.4 million for the year ended December 31, 2011. The decrease in income tax benefit for the 2012 period is primarily the result of lower values assigned to the amortizing intangible assets related to the acquisition of OPKO Lab compared to the OPKO Diagnostics acquisition in 2011. We recorded a full valuation allowance against our net deferred tax assets in the U.S. for the years ended December 31, 2012 and 2011.

Liquidity and Capital Resources
At December 31, 2013, we had cash and cash equivalents of approximately $185.8 million. Cash used in operations during 2013 principally reflects expenses related to selling, general and administrative activities related to our corporate operations, research and development activities and our operations at OPKO Lab, PROLOR, SciVac, Mexico and OPKO Brazil, partially offset by cash provided by FineTech, Chile and Spain. Cash provided by investing activities includes net cash provided by business combinations of $20.5 million, proceeds from sale of equity securities of $30.6 million and $0.6 million from the sale of property, plant and equipment, partially offset by investments in investees of $17.4 million and capital expenditures of $4.0 million. Cash provided by financing activities primarily reflects the issuance of the 2033 Senior Notes and $23.4 million received from Common Stock option and Common Stock warrant exercises. Since our inception, we have not generated sufficient gross margins to offset our operating and other expenses and our primary source of cash has been from the public and private placement of stock and credit facilities available to us.
During the year ended December 31, 2013, we exited from certain strategic investments and received $30.6 million in proceeds from such sales.
In August 2013, we completed the acquisition of PROLOR Biotech, Inc. (“PROLOR”), a biopharmaceutical company focused on developing and commercializing longer-acting proprietary versions of already approved therapeutic proteins utilizing a platform technology developed at Washington University in St. Louis, Missouri. At closing we delivered 63,670,805 shares of our Common Stock valued at $540.6 million based on the closing price per share of our Common Stock as reported by the NYSE on the closing date of the acquisition, or $8.49 per share. In addition, each outstanding option and warrant to purchase shares of PROLOR Common Stock that was outstanding and unexercised immediately prior to the closing date, whether vested or not vested, was converted into 7,889,265 options and warrants to purchase OPKO Common Stock at a fair value of $46.1 million. Our most advanced product in development using the platform technology is a long-acting version of human growth hormone, known as hGH-CTP, for the long-term treatment of children and adults with growth failure due to inadequate secretion of endogenous growth hormone. The hGH-CTP product is currently in a phase 3 trial in adults and a phase 2 trial in children.
In April 2013, we invested $9.6 million in exchange for approximately 13.6 million shares of Pharmsynthez common stock. Concurrent with our investment, Pharmsynthez also agreed to issue, at its option, approximately 12.0 million shares of its common stock or pay us Russian Rubles (“RUR”) 265.0 million ($8.1 million) on or before December 31, 2013. We have a right to purchase additional shares in Pharmsynthez at a fixed price if Pharmsynthez pays us in RUR rather than the 12.0 million shares of Pharmsynthez common stock. Pharmsynthez delivered approximately 12 million shares of its common stock to us in January 2014.
In January 2013, we issued $175.0 million of the 2033 Senior Notes. The 2033 Senior Notes were sold in a private placement in reliance on exemptions from registration under the Securities Act. A $4.5 million discount was granted to the placement agent and an additional $0.4 million in deferred charges were recorded for professional fees related to the issuance. Net cash proceeds from the offering totaled $170.2 million. Interest on the 2033 Senior Notes is payable semiannually on February 1 and August 1, beginning August 1, 2013. Holders of the 2033 Senior Notes may require us to repurchase the 2033 Senior Notes for 100% of their principal amount, plus accrued and unpaid interest, on February 1, 2019, February 1, 2023 and February 1, 2028, or following the occurrence of a fundamental change as defined in the indenture governing the Notes. On August 30, 2013, one of the conversion rights in the 2033 Senior Notes was triggered. Holders of the 2033 Senior Notes converted $16.9 million principal amount into 2,396,145 shares of our Common Stock at a rate of 141.4827 shares of Common Stock per $1,000 principal amount of 2033 Senior Notes. We recorded an $8.7 million loss on early conversion of the 2033 Senior Notes in Other income (expense), net in our Consolidated Statement of Operations. The 2033 Senior Notes were convertible through September 6, 2013 and may be convertible thereafter, if one or more of the conversion conditions are satisfied.
In August 2012, we entered into a stock purchase agreement pursuant to which we acquired all of the outstanding stock of Farmadiet, a Spanish company engaged in the development, manufacture, marketing, and sale of pharmaceutical, nutraceutical, and veterinary products in Europe (the “Farmadiet Transaction”). In connection with the Farmadiet Transaction, we agreed to pay an aggregate purchase price of €13.5 million (approximately $16.0 million), of which (i) 50% ($8.4 million) was paid in cash at closing, and (ii) 50% (the “Deferred Payments”) will be paid, at our option, in cash or shares of our Common Stock as follows: (x) 25% to be paid on the first anniversary of the closing date; and (y) 25% to be paid 18 months after the closing date. In the event we elect to pay the Deferred Payments in shares of our Common Stock, the number of shares issuable shall be calculated using the average closing price per share of our Common Stock as reported on the NYSE for the 10 trading days immediately preceding the applicable payment date. On August 2, 2013, we issued 585,703 shares of our Common Stock, in accordance with the first Deferred Payment. The number of shares issued was based on the average closing price per share of our Common Stock as reported on the NYSE for the 10 trading days up to and including August 1, 2013, or $7.61 per share. On February 14, 2014, we delivered approximately €3.4 million in cash in accordance with the second Deferred Payment.
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
As of December 31, 2013, we have outstanding lines of credit in the aggregate amount of $9.1 million with 16 financial institutions in Chile and Spain, of which $5.5 million is unused. The weighted average interest rate on these lines of credit is approximately 7.7%. These lines of credit are short-term and are generally due within three months. These lines of credit are used primarily as a source of working capital for inventory purchases. The highest balance at any time during the year ended December 31, 2013, was $16.0 million. We intend to continue to enter into these lines of credit as needed. There is no assurance that these lines of credit or other funding sources will be available to us on acceptable terms, or at all, in the future.
We expect to incur losses from operations for the foreseeable future. We expect to incur substantial research and development expenses, including expenses related to the hiring of personnel and additional clinical trials. We expect that selling, general and administrative expenses will also increase as we expand our sales, marketing and administrative staff and add infrastructure.
We believe that the cash, cash equivalents, and marketable securities on hand at December 31, 2013, which include the net proceeds from the 2033 Senior Notes, and the amounts available to be borrowed under our lines of credit are sufficient to meet our anticipated cash requirements for operations and debt service beyond the next 12 months. We based this estimate on assumptions that may prove to be wrong or are subject to change, and we may be required to use our available cash resources sooner than we currently expect. If we acquire additional assets or companies, accelerate our product development programs or initiate additional clinical trials, we will need additional funds. Our future cash requirements will depend on a number of factors, including possible acquisitions, the continued progress of research and development of our product candidates, the timing and outcome of clinical trials and regulatory approvals, the costs involved in preparing, filing, prosecuting, maintaining, defending, and enforcing patent claims and other intellectual property rights, the status of competitive products, the availability of financing, and our success in developing markets for our product candidates. If we are not able to secure additional funding when needed, we may have to delay, reduce the scope of, or eliminate one or more of our clinical trials or research and development programs or possible acquisitions.

The following table provides information as of December 31, 2013, with respect to the amounts and timing of our known contractual obligation payments due by period.

Contractual obligations (In thousands)	2014	2015	2016	2017	2018	2019	Thereafter	Total
Open purchase orders	$10,549	$—	$—	$—	$—	$—	$—	$10,549
Operating leases	2,660	1,841	1,565	951	566	—	—	7,583
3.00% convertible senior notes	—	—	—	—	—	—	211,911	211,911
Deferred payments	840	—	—	—	—	—	—	840
Mortgages and other debts payable (1)	1,972	509	376	337	280	—	1,760	5,234
Lines of credit	9,061	—	—	—	—	—	—	9,061
Interest commitments	4,939	4,867	4,849	4,836	4,853	395	82	24,821
Total	$30,021	$7,217	$6,790	$6,124	$5,699	$395	$213,753	$269,999

(1)	Excludes $1.5 million of consolidated liabilities related to SciVac, as to which there is no recourse against us.
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
- Contingent consideration that includes payments upon achievement of certain milestones including meeting development milestones such as the completion of successful clinical trials, new drug application approvals by the U.S. FDA and revenue milestones upon the achievement of certain revenue targets all of which are anticipated to be paid within the next 7 years and are payable in either shares of our Common Stock or cash, at our option, and that may aggregate up to $71.6 million.

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

Goodwill and Intangible Assets. Goodwill and other intangible assets acquired in business combinations, licensing and other transactions were $1.1 billion and $0.2 billion, respectively, at December 31, 2013 and 2012, representing approximately 79% and 61% of total assets, respectively.
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

Goodwill was $226.4 million and $80.5 million, respectively, at December 31, 2013 and 2012. Goodwill is tested at least annually for impairment or when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable, on an enterprise level by assessing qualitative factors or performing a quantitative analysis in determining whether it is more likely than not that its fair value exceeds the carrying value. Examples of qualitative factors include our share price, our financial performance compared to budgets, long-term financial plans, macroeconomic, industry and market conditions as well as the substantial excess of fair value over the carrying value of net assets from the annual impairment test performed in the prior year.

The estimated fair value of the reporting units whose fair value was calculated for purposes of the 2013 impairment testing is derived from the valuation techniques described above, incorporating the related projections and assumptions. An indication of possible impairment occurs when the estimated fair value of the reporting unit is below the carrying value of its equity. The estimated fair value for these reporting units exceeded their related carrying value as of October 1, 2013. As a result, no goodwill impairment was recorded.

The estimated fair value of the reporting unit is highly sensitive to changes in these projections and assumptions; therefore, in some instances changes in these assumptions could impact whether the fair value of a reporting unit is greater than its carrying value. For example, an increase in the discount rate and decline in the projected cumulative cash flow of a reporting unit could cause the fair value of certain reporting units to be below its carrying value. We perform sensitivity analyses around these assumptions in order to assess the reasonableness of the assumptions and the resulting estimated fair values. Ultimately, future potential changes in these assumptions may impact the estimated fair value of a reporting unit and cause the fair value of the reporting unit to be below its carrying value. The excess of fair value over carrying value for our reporting units as of October 1, 2013, was 70%. We believe that our estimates are consistent with assumptions that marketplace participants would use in their estimates of fair value. However, if actual results are not consistent with our estimates and assumptions, we may be exposed to an impairment charge that could be material.
Intangible assets were $867.9 million and $95.8 million, including IPR&D of $793.3 million and $11.5 million, respectively, at December 31, 2013 and 2012. Intangible assets are tested for impairment whenever events or changes in circumstances warrant a review, although IPRD is required to be tested at least annually. Intangible assets are highly vulnerable to impairment charges, particularly newly acquired assets for recently launched products or IPR&D. These assets are initially measured at fair value and therefore any reduction in expectations used in the valuations could potentially lead to impairment. Some of the more common potential risks leading to impairment include competition, earlier than expected loss of exclusivity, pricing pressures, adverse regulatory changes or clinical trial results, delay or failure to obtain regulatory approval and additional development costs, inability to achieve expected synergies, higher operating costs, changes in tax laws and other macro-economic changes. The complexity in estimating the fair value of intangible assets in connection with an impairment test is similar to the initial valuation.
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
We analyze accounts receivable and historical bad debt levels, customer credit worthiness and current economic trends when evaluating the adequacy of the allowance for doubtful accounts using the specific identification method. Our reported net loss is directly affected by management’s estimate of the collectability of accounts receivable. The allowance for doubtful accounts recognized in our Consolidated Balance Sheets at December 31, 2013 and 2012 was $1.9 million and $0.5 million, respectively.

Recent accounting pronouncements. In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, (“ASU 2013-02”). ASU 2013-02 requires the presentation of reclassifications out of accumulated other comprehensive income in either (1) the notes or (2) the face of the financial statements. We adopted ASU 2013-02 for our first quarter ended March 31, 2013. The adoption of ASU 2013-02 did not have a material impact in our Consolidated Financial Statements, but did require certain additional disclosures.
In July 2013, the FASB issued ASU 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. ASU 2013-11is intended to eliminate inconsistent practices regarding the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is available to reduce the taxable income or tax payable that would result from the dis-allowance of a tax position. This ASU will be effective for our fiscal year beginning January 1, 2014 and subsequent interim periods. The adoption of ASU 2013-11 is not expected to have a material effect on our Consolidated Financial Statements.
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
Our derivative activities, which consist of foreign exchange forward contracts, are initiated to hedge forecasted cash flows that are exposed to foreign currency risk. The foreign exchange forward contracts generally require us to exchange local currencies for foreign currencies based on pre-established exchange rates at the contracts’ maturity dates. As exchange rates change, gains and losses on these contracts are generated based on the change in the exchange rates that are recognized in the Consolidated Statement of Operations at maturity, and offset the impact of the change in exchange rates on the foreign currency cash flows that are hedged. If the counterparties to the exchange contracts do not fulfill their obligations to deliver the contracted currencies, we could be at risk for currency related fluctuations. We had $1.6 million in foreign exchange forward contracts outstanding at December 31, 2013, primarily to hedge Chilean-based operating cash flows against U.S. dollars. If Chilean Pesos were to strengthen in relation to the U.S. dollar, our loss or gain on hedged foreign currency cash-flows would be offset by the derivative contracts, with a net effect of zero.
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
At December 31, 2013, we had cash and cash equivalents and marketable securities of $185.8 million. The weighted average interest rate related to our cash and cash equivalents for the years ended December 31, 2013 was 0%. As of December 31, 2013, the principal value of our credit lines was $9.1 million at a weighted average interest rate of approximately 7.7%.
Our $158 million aggregate principal amount of our 3.00% convertible senior notes (the “2033 Senior Notes”) has a fixed interest rate, and therefore is not subject to fluctuations in market interest rates.
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

Equity Price Risk – We are subject to equity price risk related to the (i) rights to convert into shares of our Common Stock, including upon a fundamental change; and (ii) a coupon make-whole payment in the event of a conversion by the holders of the 2033 Senior Notes on or after February 1, 2017 but prior to February 1, 2019. These terms are considered to be embedded derivatives. On a quarterly basis, we are required to record these embedded derivatives at fair value with the changes being recorded in our Consolidated Statement of Operations. Accordingly, our results of operations are subject to exposure associated with increases or decreases in the estimated fair value of our embedded derivatives.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of OPKO Health, Inc. and subsidiaries

We have audited the accompanying consolidated balance sheets of OPKO Health, Inc. and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive loss, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of OPKO Health, Inc. and subsidiaries at December 31, 2013 and 2012, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), OPKO Health, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated March 3, 2014, expressed an adverse opinion thereon.
/s/ Ernst & Young LLP
Certified Public Accountants
Miami, Florida
March 3, 2014

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of OPKO Health, Inc. and subsidiaries

We have audited OPKO Health, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). OPKO Health, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of PROLOR Biotech, Inc., which is included in the December 31, 2013 consolidated financial statements of OPKO Health, Inc. and subsidiaries and constituted, in the aggregate, $734.4 million of total assets and $573.5 million of net assets as of December 31, 2013 and $0.0 million of revenues and $13.2 million of net loss included in the Company’s net loss for the year then ended. Our audit of internal control over financial reporting of OPKO Health, Inc. and subsidiaries also did not include an evaluation of the internal control over financial reporting of PROLOR Biotech, Inc.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment. Management has identified a material weakness in controls related to the company’s financial statement close process at its Chilean subsidiary due to the lack of sufficient controls to assure that inventory and accounts receivable balances are recoded correctly in accordance with U.S. generally accepted accounting principles. We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of OPKO Health, Inc. and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive loss, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2013. This material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of the 2013 financial statements, and this report does not affect our report dated March 3, 2014, which expressed an unqualified opinion on those financial statements.

In our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, OPKO Health, Inc. and subsidiaries has not maintained effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.

/s/ Ernst & Young LLP
Certified Public Accountants
Miami, Florida
March 3, 2014

OPKO Health, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	For the years ended December 31,
	2013(1)	2012(1)
ASSETS
Current assets:
Cash and cash equivalents	$185,798	$27,361
Accounts receivable, net	19,767	21,162
Inventory, net	18,079	22,261
Prepaid expenses and other current assets	19,084	7,873
Total current assets	242,728	78,657
Property, plant, equipment, and investment properties, net	17,027	16,526
Intangible assets, net	74,533	84,238
In-process research and development	793,341	11,546
Goodwill	226,373	80,450
Investments, net	30,653	15,636
Other assets	6,861	2,777
Total assets	$1,391,516	$289,830
LIABILITIES, SERIES D PREFERRED STOCK, AND EQUITY
Current liabilities:
Accounts payable	$13,414	$10,200
Accrued expenses	65,874	24,656
Current portion of lines of credit and notes payable	12,562	17,526
Total current liabilities	91,850	52,382
3.00% convertible senior notes, net of discount and estimated fair value of embedded derivatives	211,912	—
Other long-term liabilities, principally contingent consideration and deferred tax liabilities	214,775	34,168
Total long-term liabilities	426,687	34,168
Total liabilities	518,537	86,550
Commitments and contingencies:
Series D Preferred Stock - $0.01 par value, 2,000,000 shares authorized; no shares issued or outstanding at December 31, 2013 and 1,129,032 shares issued and outstanding (liquidation value of $30,595) at December 31, 2012	—	24,386
Equity:
Series A Preferred Stock - $0.01 par value, 4,000,000 shares authorized; no shares issued or outstanding at December 31, 2013 or 2012	—	—
Series C Preferred Stock - $0.01 par value, 500,000 shares authorized; no shares issued or outstanding at December 31, 2013 or 2012	—	—
Common Stock - $0.01 par value, 750,000,000 shares authorized; 414,818,195 and 305,560,763 shares issued at December 31, 2013 and 2012, respectively	4,148	3,056
Treasury Stock - 2,264,063 shares and 2,293,056 shares at December 31, 2013 and 2012, respectively	(7,362)	(7,457)
Additional paid-in capital	1,379,383	565,201
Accumulated other comprehensive income	3,418	7,356
Accumulated deficit	(503,177)	(388,770)
Total shareholders’ equity	876,410	179,386
Noncontrolling interests	(3,431)	(492)
Total equity	872,979	178,894
Total liabilities, Series D Preferred Stock, and equity	$1,391,516	$289,830

(1)
As of December 31, 2013 and 2012, total assets include $6.7 million and $5.6 million, respectively, and total liabilities include $10.4 million and $5.5 million, respectively related to SciVac Ltd (“SciVac”), previously known as SciGen (I.L.) Ltd, a consolidated variable interest entity. SciVac’s consolidated assets are owned by SciVac and the holders of SciVac’s consolidated liabilities have no recourse against us. Refer to Note 3.

OPKO Health, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)

	For the years ended December 31,
	2013	2012	2011
Revenues:
Products	$68,161	$45,295	$27,844
Revenue from services	11,658	1,749	135
Revenue from transfer of intellectual property	16,711	—	—
Total revenues	96,530	47,044	27,979
Costs and expenses:
Costs of revenues	48,860	27,878	17,243
Selling, general and administrative	55,320	27,795	19,169
Research and development	53,902	19,520	11,352
Contingent consideration	6,947	785	—
Amortization of intangible assets	11,133	8,335	3,404
Total costs and expenses	176,162	84,313	51,168
Operating loss from continuing operations	(79,632)	(37,269)	(23,189)
Other income and (expense), net:
Interest income	376	188	288
Interest expense	(13,802)	(1,405)	(1,005)
Fair value changes of derivative instruments, net	(36,489)	1,340	(39)
Other income (expense), net	25,329	(67)	(288)
Other income and (expense), net	(24,586)	56	(1,044)
Loss from continuing operations before income taxes and investment losses	(104,218)	(37,213)	(24,233)
Income tax benefit (provision)	(1,672)	9,626	19,358
Loss from continuing operations before investment losses	(105,890)	(27,587)	(4,875)
Loss from investments in investees	(11,456)	(2,062)	(1,589)
Loss from continuing operations	(117,346)	(29,649)	(6,464)
Income from discontinued operations, net of tax	—	109	5,181
Net loss	(117,346)	(29,540)	(1,283)
Less: Net loss attributable to noncontrolling interests	(2,939)	(492)	—
Net loss attributable to common shareholders before preferred stock dividend	(114,407)	(29,048)	(1,283)
Preferred stock dividend	(420)	(2,240)	(2,379)
Net loss attributable to common shareholders	$(114,827)	$(31,288)	$(3,662)
Loss per share, basic and diluted:
Loss from continuing operations	$(0.32)	$(0.11)	$(0.03)
Income from discontinued operations	—	—	$0.02
Net loss per share	$(0.32)	$(0.11)	$(0.01)
Weighted average number of common shares outstanding, basic and diluted	355,095,701	295,750,077	280,673,122

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

OPKO Health, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)

	For the years ended December 31,
	2013	2012	2011
Net loss attributable to common shareholders	$(114,827)	$(31,288)	$(3,662)
Other comprehensive income (loss), net of tax:
Change in foreign currency translation	(1,825)	2,289	(2,398)
Available for sale investments:
Change in other unrealized gains, net	2,467	4,160	384
Less: reclassification adjustments for gains included in net loss, net of tax	(4,580)	—	—
Comprehensive loss	$(118,765)	$(24,839)	$(5,676)

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

OPKO Health, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF EQUITY
(In thousands, except share and per share data)
For the years ended December 31, 2013, 2012, 2011

	Series A Preferred Stock		Common Stock		Treasury		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Noncontrolling Interests	Total
	Shares	Dollars	Shares	Dollars	Shares	Dollars
Balance at December 31, 2010	897,439	$9	255,412,706	$2,554	(45,154)	$(61)	$376,008	$2,921	$(358,379)	$—	$23,052
Equity-based compensation expense	—	—	—	—	—	—	7,155	—	—	—	7,155
Exercise of Common Stock options	—	—	422,500	4	—	—	980	—	—	—	984
Exercise of Common Stock warrants	—	—	2,925,894	29	—	—	231	—	—	—	260
Series A Preferred Stock dividend	—	—	—	—	—	—	—	—	(60)	—	(60)
Conversion of Series A Preferred Stock	(294,680)	(3)	294,680	3	—	—	—	—	—	—	—
Redemption of Series A Preferred Stock	(602,759)	(6)	—	—	—	—	(1,501)	—	—	—	(1,507)
Series D Preferred Stock conversion	—	—	940,141	10	—	—	1,732	—	—	—	1,742
Series D Preferred Stock dividend	—	—	—	—	—	—	(4,704)	—	—	—	(4,704)
Issuance of Common Stock at $3.75 per share	—	—	29,397,029	294	—	—	104,534	—	—	—	104,828
Repurchase of Common Stock at $3.27 per share	—	—	—	—	(2,398,740)	(7,832)	—	—	—	—	(7,832)
Issuance of Common Stock in connection with OPKO Diagnostics acquisition at $5.04 per share	—	—	4,494,380	45	(44,583)	(199)	22,606	—	—	—	22,452
Issuance of Common Stock in connection with FineTech acquisition at $4.90 per share	—	—	3,615,703	36	—	—	17,681	—	—	—	17,717
Exakta-OPKO purchase price adjustment	—	—	—	—	—	—	92	—	—	—	92
Net loss attributable to common shareholders before preferred stock dividend	—	—	—	—	—	—	—	—	(1,283)	—	(1,283)
Other comprehensive loss	—	—	—	—	—	—	—	(2,014)	—	—	(2,014)
Balance at December 31, 2011	—	$—	297,503,033	$2,975	(2,488,477)	$(8,092)	$524,814	$907	$(359,722)	$—	$160,882

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

OPKO Health, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF EQUITY
(In thousands, except share and per share data)
For the years ended December 31, 2013, 2012, 2011 (continued)

	Series A Preferred Stock		Common Stock		Treasury		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Noncontrolling Interests	Total
	Shares	Dollars	Shares	Dollars	Shares	Dollars
Balance at December 31, 2011	—	$—	297,503,033	$2,975	(2,488,477)	$(8,092)	$524,814	$907	$(359,722)	$—	$160,882
Equity-based compensation expense	—	—	—	—	—	—	5,131	—	—	—	5,131
Exercise of Common Stock options	—	—	1,019,967	10	—	—	2,224	—	—	—	2,234
Exercise of Common Stock warrants	—	—	65,015	1	—	—	44	—	—	—	45
Adjustment of Common Stock	—	—	(100,000)	(1)	—	—	1	—	—	—	—
Issuance of Common Stock from Treasury in connection with Farmadiet acquisition at $4.12 per share	—	—	—	—	195,421	635	170	—	—	—	805
Issuance of Common Stock in connection with OURLab acquisition at $4.65 per share	—	—	7,072,748	71	—	—	32,817	—	—	—	32,888
Net loss attributable to common shareholders before preferred stock dividend	—	—	—	—	—	—	—	—	(29,048)	—	(29,048)
Net loss attributable to noncontrolling interests	—	—	—	—	—	—	—	—	—	(492)	(492)
Other comprehensive income	—	—	—	—	—	—	—	6,449	—	—	6,449
Balance at December 31, 2012	—	—	305,560,763	$3,056	(2,293,056)	$(7,457)	$565,201	$7,356	$(388,770)	$(492)	$178,894

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

OPKO Health, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF EQUITY
(In thousands, except share and per share data)
For the years ended December 31, 2013, 2012, 2011 (continued)

	Series A Preferred Stock		Common Stock		Treasury		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Noncontrolling Interests	Total
	Shares	Dollars	Shares	Dollars	Shares	Dollars
Balance at December 31, 2012	—	—	305,560,763	$3,056	(2,293,056)	$(7,457)	$565,201	$7,356	$(388,770)	$(492)	$178,894
Equity-based compensation expense	—	—	—	—	—	—	10,983	—	—	—	10,983
Exercise of Common Stock options	—	—	9,244,971	92	—	—	22,704	—	—	—	22,796
Exercise of Common Stock warrants	—	—	1,487,774	15	—	—	613	—	—	—	628
Series D Preferred Stock dividend	—	—	—	—	—	—	(3,015)	—	—	—	(3,015)
Conversion of Series D Preferred Stock	—	—	11,290,320	113	—	—	24,273	—	—	—	24,386
Conversion of 3.00% convertible senior notes	—	—	2,396,145	24	—	—	20,815	—	—	—	20,839
Issuance of Common Stock in connection with OPKO Brazil acquisition at $6.73 per share	—	—	64,684	1	—	—	434	—	—	—	435
Issuance of Common Stock in connection with Cytochroma acquisition at $7.16 per share	—	—	20,517,030	205	—	—	146,697	—	—	—	146,902
Issuance of Common Stock in connection with PROLOR acquisition at $8.49 per share and fair value of stock options and warrants exchanged	—	—	63,670,805	637	—	—	586,006	—	—	—	586,643
Issuance of Common Stock in connection with Farmadiet’s first Deferred Payment at $7.52 per share	—	—	585,703	5	—	—	4,430	—	—	—	4,435
Issuance of Treasury Stock in connection with Farmadiet’s Contingent Consideration at $11.60 per share					28,993	95	242				337
Net loss attributable to common shareholders before preferred stock dividend	—	—	—	—	—	—	—	—	(114,407)	—	(114,407)
Net loss attributable to noncontrolling interests	—	—	—	—	—	—	—	—	—	(2,939)	(2,939)
Other comprehensive loss	—	—	—	—		—	—	(3,938)	—	—	(3,938)
Balance at December 31, 2013	—	—	414,818,195	$4,148	(2,264,063)	$(7,362)	$1,379,383	$3,418	$(503,177)	$(3,431)	$872,979

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

OPKO Health, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the years ended December 31,
	2013	2012	2011
Cash flows from operating activities:
Net loss	$(117,346)	$(29,540)	$(1,283)
Income from discontinued operations, net of tax	—	(109)	(5,181)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	15,216	10,160	3,830
Non-cash interest on convertible senior notes	5,980	—	2
Amortization of deferred financing costs	1,170	—	—
Losses from investments in investees	11,456	2,062	1,589
Equity-based compensation – employees and non-employees	10,983	5,131	6,953
Provision for (recovery of) bad debts	979	(95)	257
Provision for inventory obsolescence	2,015	2,688	607
Revenue from receipt of equity	(12,740)	(159)	(85)
Realized gain on sale of equity securities	(29,881)	—	—
Loss on conversion of 3.00% convertible senior notes	8,688	—	—
Loss on sale of property, plant and equipment	60	—	—
Change in fair value of derivatives instruments	36,489	(1,340)	39
Change in fair value of contingent consideration	6,947	785	—
Deferred income tax (benefit)/provision	599	(9,958)	(19,749)
Changes in assets and liabilities of continuing operations, net of the effects of acquisitions:
Accounts receivable	754	763	(1,719)
Inventory	1,892	(5,807)	2,170
Prepaid expenses and other current assets	(1,131)	(2,877)	57
Other assets	(544)	(361)	16
Accounts payable	1,829	1,247	(1,784)
Foreign currency measurement	(2,386)	86	363
Accrued expenses	779	1,902	(21)
Cash used in operating activities of continuing operations	(58,192)	(25,422)	(13,939)
Cash provided by operating activities of discontinued operations	—	7	(4,561)
Net cash used in operating activities	(58,192)	(25,415)	(18,500)
Cash flows from investing activities:
Investments in investees	(17,441)	(3,396)	(2,013)
Proceeds from sale of equity securities	30,556	—	—
Acquisition of businesses, net of cash acquired	20,528	(19,092)	(28,186)
Purchase of marketable securities	(50,027)	(25,806)	(100,161)
Maturities of short-term marketable securities	50,027	24,997	100,161
Proceeds from the sale of property, plant and equipment	636	—	—
Capital expenditures	(3,962)	(1,472)	(1,953)
Cash provided (or used) by investing activities from continuing operations	30,317	(24,769)	(32,152)
Cash provided by investing activities from discontinued operations	—	—	17,316
Net cash provided (or used) in investing activities	30,317	(24,769)	(14,836)
Cash flows from financing activities:
Issuance of 3.00% convertible senior notes, net, including related parties	170,184	—	—
Issuance of Common Stock, net (including related parties) net	—	—	104,828
Purchase of Common Stock held in treasury	—	—	(7,832)
Redemption of Series A Preferred Stock (including related parties	—	—	(1,792)
Payment of Series D dividends, including related parties	(3,015)	—	(4,704)
Proceeds from the exercise of Common Stock options and warrants	23,425	2,279	1,244
Borrowings on lines of credit	34,577	36,506	15,300
Repayments of lines of credit	(38,997)	(32,754)	(20,127)
Net cash provided by financing activities	186,174	6,031	86,917
Effect of exchange rate on cash and cash equivalents	138	(2)	(81)
Net increase (decrease) in cash and cash equivalents	158,437	(44,155)	53,500
Cash and cash equivalents at beginning of period	27,361	71,516	18,016
Cash and cash equivalents at end of period	$185,798	$27,361	$71,516

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

OPKO Health, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Note 1 Business and Organization
We are a multi-national biopharmaceutical and diagnostics company that seeks to establish industry-leading positions in large and rapidly growing medical markets by leveraging our discovery, development and commercialization expertise and our novel and proprietary technologies. We are developing a range of solutions to diagnose, treat and prevent various conditions, including point-of-care tests, molecular diagnostics tests, laboratory developed tests, and proprietary pharmaceuticals and vaccines. We plan to commercialize these solutions on a global basis in large and high growth markets, including emerging markets.
We own established pharmaceutical platforms in Chile, Spain, Mexico, and Uruguay, which are generating revenue and which we expect to generate positive cash flow and facilitate future market entry for our products currently in development. In addition, we have also established pharmaceutical operations in Brazil. We own a specialty active pharmaceutical ingredients (“APIs”) manufacturer in Israel, which we expect will facilitate the development of our pipeline of molecules and compounds for our proprietary molecular diagnostic and therapeutic products. In the U.S., we own a laboratory certified under the Clinical Laboratory Improvement Amendments of 1988, as amended (“CLIA”), with a urologic focus that generates revenue and we expect will serve as a commercial platform for the U.S. launch of our next generation prostate cancer test to improve cancer risk stratification of patient candidates for prostate biopsy.
We are incorporated in Delaware and our principal executive offices are located in leased offices in Miami, Florida. We lease office and lab space in Jupiter and Miramar, Florida, and Nes Ziona, Israel, which is where our molecular diagnostics research and development, oligonucleotide research and development and carboxyl terminal peptide research and development operations are based, respectively. We lease office, manufacturing and warehouse space in Woburn, Massachusetts for our point-of-care diagnostics business, and in Nesher, Israel for our API business. We lease laboratory and office space in Nashville, Tennessee and Burlingame, California for our CLIA-certified laboratory business, and we lease office space in Bannockburn, Illinois, and Markham, Ontario for our pharmaceutical business directed to chronic kidney disease (“CKD”). Our Chilean and Uruguayan operations are located in leased offices and warehouse facilities in Santiago and Montevideo, respectively. Our Mexican operations are based in owned offices, an owned manufacturing facility and a leased warehouse facility in Guadalajara and in leased offices in Mexico City. Our Spanish operations are based in owned offices in Barcelona, in an owned manufacturing facility in Banyoles and a leased warehouse facility in Palol de Revardit. Our Brazilian operations are located in leased offices in Sao Paulo.
Note 2 Summary of Significant Accounting Policies
Basis of Presentation. The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. and with the instructions to Form 10-K and of Regulation S-X. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.
Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
Correction of an error. The consolidated statements of operations for the year ended December 31, 2013 include a $2.7 million, or $0.01 per share, reduction of research and development expense. This reduction is the result of correcting the cumulative effect of an error in calculating equity based compensation expense for certain performance based stock options granted to a non-employee. The effect of this error was not material to the financial statements of any prior annual or quarterly periods nor is it material to 2013 financial statements presented herein; and as such, the cumulative effect of such error was recorded as a reduction to research and development expense in the year ended December 31, 2013.
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

Shipping and Handling Costs. We do not charge customers for shipping and handling costs. Shipping and handling costs are classified as Cost of revenues in the Consolidated Statements of Operations.
Property, Plant, Equipment and Investment Properties. Property, plant, equipment and investment properties are recorded at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets, generally five to ten years and includes amortization expense for assets capitalized under capital leases. The estimated useful lives by asset class are as follows: software – 3 years, machinery and equipment – 5-8 years, furniture and fixtures – 5-10 years, leasehold improvements – the lesser of their useful life or the lease term, buildings and improvements – 10-40 years. Expenditures for repairs and maintenance are charged to expense as incurred, while betterments reduce accumulated depreciation. Depreciation expense from continuing operations was $4.1 million, $1.8 million, and $0.4 million for the years ended December 31, 2013, 2012, and 2011, respectively.
Goodwill and Intangible Assets. Goodwill represents the difference between the purchase price and the estimated fair value of the net assets acquired when accounted for by the purchase method of accounting and arose from our acquisitions of Pharma Genexx, S.A. (“OPKO Chile”), Pharmacos Exakta S.A. de C.V. (“Exakta-OPKO”), CURNA, Inc. (“CURNA”), Claros Diagnostics, Inc. (“OPKO Diagnostics”), FineTech Pharmaceuticals, Ltd. (“FineTech”), ALS Distribuidora Limitada (“ALS”), Farmadiet Group Holding, S.L. (“Farmadiet”), Prost-Data, Inc. (“OPKO Lab”), Cytochroma Inc. (“Cytochroma”), Silcon Comércio, Importacao E Exportacao de Produtos Farmaceuticos e Cosmeticos Ltda. (“OPKO Brazil”) and PROLOR Biotech, Inc. (“PROLOR”). Goodwill, in-process research and development (“IPR&D”) and other intangible assets acquired in business combinations, licensing and other transactions at December 31, 2013 and December 31, 2012 were $1.1 billion and $0.2 billion, respectively.
Assets acquired and liabilities assumed in business combinations, licensing and other transactions are recognized at the date of acquisition at their respective fair values. Any excess of the purchase price over the estimated fair values of the net assets acquired is recognized as goodwill. We determined the fair value of intangible assets, including IPR&D, using the “income method.”
Goodwill is tested at least annually for impairment, or when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable, on an enterprise level by assessing qualitative factors or performing a quantitative analysis in determining whether it is more likely than not that its fair value exceeds the carrying value.
We amortize intangible assets with definite lives on a straight-line basis over their estimated useful lives, ranging from 3 to 10 years, and review for impairment at least annually, or when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. We use the straight-line method of amortization as there is no reliably determinable pattern in which the economic benefits of our intangible assets are consumed or otherwise used up. Amortization expense from continuing operations was $11.1 million, $8.3 million, and $3.4 million for the years ended December 31, 2013, 2012, and 2011, respectively. Amortization expense from continuing operations for our intangible assets is expected to be $11.0 million, $10.5 million, $9.6 million, $9.4 million and $7.1 million, respectively, for the years ended December 31, 2014, 2015, 2016, 2017, and 2018.
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
Fair value measurements. The carrying amounts of our cash and cash equivalents, accounts receivable and accounts payable approximate their fair value due to the short-term maturities of these instruments. Investments that are considered available for sale as of December 31, 2013 and 2012 are carried at fair value.
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
Derivative financial instruments. We record derivative financial instruments on our Consolidated Balance Sheet at their fair value and recognize the changes in the fair value in our Consolidated Statement of Operations, when they occur, the only exception being derivatives that qualify as hedges. For the derivative instrument to qualify as a hedge, we are required to meet strict hedge effectiveness and contemporaneous documentation requirements at the initiation of the hedge and assess the hedge effectiveness on an ongoing basis over the life of the hedge. At December 31, 2013 and 2012, our forward contracts for inventory purchases did not meet the documentation requirements to be designated as hedges. Accordingly, we recognize all changes in the fair values of our derivatives instruments in Fair value changes of derivatives instruments, net, in our Consolidated Statement of Operations. Refer to Note 19.
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
Loss Per Share. Basic loss per share is computed by dividing our net loss by the weighted average number of shares outstanding during the period. Diluted loss per share is computed by dividing our net loss increased by dividends on preferred stock by the weighted average number of shares outstanding and the impact of all dilutive potential common shares, primarily stock options. The dilutive impact of stock options and warrants is determined by applying the “treasury stock” method. In the periods in which their effect would be anti-dilutive, no effect has been given to outstanding options, warrants or convertible Preferred Stock in the diluted computation. Potentially dilutive shares issuable pursuant to the 2033 Senior Notes (defined in Note 6) were not included in the computation of net loss per share for the year ended December 31, 2013, because their inclusion would be anti-dilutive.
A total of 32,105,859, 26,695,436 and 26,661,326 potential shares of Common Stock have been excluded from the calculation of net loss per share for the years ended December 31, 2013, 2012 and 2011, respectively, because their inclusion would be anti-dilutive. During the year ended December 31, 2013, 10,881,570 Common Stock options and Common Stock warrants to purchase shares of our Common Stock were exercised, resulting in the issuance of 10,732,745 shares of Common Stock. Of the 10,881,570 Common Stock options and Common Stock warrants exercised, 148,825 shares of Common Stock were surrendered in lieu of a cash payment via the net exercise feature of the warrant agreements. During the year ended

December 31, 2012, 1,086,361 Common Stock options and Common Stock warrants to purchase shares of our Common Stock were exercised, resulting in the issuance of 1,084,982 shares of Common Stock. Of the 1,086,361 Common Stock options and Common Stock warrants exercised, 1,379 shares of Common Stock were surrendered in lieu of a cash payment via the net exercise feature of the warrant agreements. During year ended December 31, 2011, 3,702,497 Common Stock options and Common Stock warrants to purchase shares of our Common Stock were exercised, resulting in the issuance of 3,348,394 shares of Common Stock. Of the 3,702,497 Common Stock options and Common Stock warrants exercised, 354,103 shares of Common Stock were surrendered in lieu of a cash payment via the net exercise feature of the warrant agreements
Revenue recognition. Generally, we recognize revenue from product sales when goods are shipped and title and risk of loss transfer to our customers. Our estimates for sales returns and allowances are based upon the historical patterns of product returns and allowances taken, matched against the sales from which they originated, and management’s evaluation of specific factors that may increase or decrease the risk of product returns.
Revenue for laboratory services is recognized on the accrual basis at the time test results are reported, which approximates when services are provided. Services are provided to certain patients covered by various third-party payer programs including various managed care organizations, as well as the Medicare and Medicaid programs. Billings for services under third-party payer programs are included in sales net of allowances for contractual discounts and allowances for differences between the amounts billed and estimated program payment amounts. Adjustments to the estimated payment amounts based on final settlement with the programs are recorded upon settlement as an adjustment to revenue. For the years ended December 31, 2013, 2012 and 2011, respectively, revenue from other services included $0.2 million, $1.4 million and $0.1 million respectively, of revenue related to our consulting agreement with Neovasc and to revenue related to molecular diagnostics collaboration agreements. We recognize this revenue on a straight-line basis over the contractual term of the agreements.
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
The assessment of our obligations and related performance periods requires significant management judgment. If an agreement contains research and development obligations, the relevant time period for the research and development phase is based on management estimates and could vary depending on the outcome of clinical trials and the regulatory approval process. Such changes could materially impact the revenue recognized, and as a result, management reviews the estimates related to the relevant time period of research and development on a quarterly basis. For the year ended December 31, 2013, we recorded $16.7 million of revenue from the transfer of intellectual property, of which $12.5 million related to the sale of substantially all of our assets in the field of RNA interference to RXi Pharmaceuticals Corporation (“RXi”) and $3.8 million related to the rights granted to OAO Pharmsynthez (“Pharmsynthez”) of certain technologies. Refer to Note 3. For the years ended December 31, 2012 and 2011, we recorded no revenues from the transfer of intellectual property, respectively.
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
Total deferred revenue included in Accrued expenses and Other long-term liabilities was $7.6 million and $1.9 million at December 31, 2013 and 2012, respectively.

Allowance for doubtful accounts. We analyze accounts receivable and historical bad debt levels, customer credit worthiness and current economic trends when evaluating the adequacy of the allowance for doubtful accounts using the specific identification method. Our reported net loss is directly affected by our estimate of the collectability of accounts receivable. The amount of the allowance for doubtful accounts was $1.9 million and $0.5 million at December 31, 2013 and 2012, respectively.
Product Warranties. Product warranty expenses are recorded concurrently with the recording of revenue for product sales. The costs of warranties are recorded as a component of cost of sales. We estimate warranty costs based on our estimated historical experience and adjust for any known product reliability issues.
Equity-based compensation. We measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is recognized in the Consolidated Statement of Operations over the period during which an employee is required to provide service in exchange for the award. We record excess tax benefits, realized from the exercise of stock options as a financing cash inflow rather than as a reduction of taxes paid in cash flow from operations. Equity-based compensation arrangements to non-employees are recorded at their fair value on the measurement date. The measurement of equity-based compensation is subject to periodic adjustment as the underlying equity instruments vest. During the years ended December 31, 2013, 2012 and 2011, we recorded $11.0 million, $5.1 million and $7.0 million, respectively, of equity-based compensation in the loss from continuing operations.
Segment reporting. Our chief operating decision-maker (“CODM”) is comprised of our executive management with the oversight of our Board of Directors. Our CODM reviews our operating results and operating plans and makes resource allocation decisions on a Company-wide or aggregate basis. We currently manage our operations in two reportable segments, pharmaceuticals and diagnostics. The pharmaceuticals segment consists of two operating segments, our (i) pharmaceutical research and development segment which is focused on the research and development of pharmaceutical products and vaccines, and (ii) the pharmaceutical operations we acquired in Chile, Mexico, Israel, Spain and Brazil. The diagnostics segment consists of two operating segments, our (i) pathology operations we acquired through the acquisition of OPKO Lab and (ii) point-of-care and molecular diagnostics operations. There are no inter-segment sales. We evaluate the performance of each segment based on operating profit or loss. There is no inter-segment allocation of interest expense and income taxes.
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
Investments. We have made strategic investments in development stage and emerging companies. We record these investments as equity method investments or investments available for sale based on our percentage of ownership and whether we have significant influence over the operations of the investees. For investments classified under the equity method of accounting, we record our proportionate share of their losses in Losses from investments in investees in our Consolidated Statement of Operations. Refer to Note 3. For investments classified as available for sale, we record changes in their fair value as unrealized gain or loss in Other comprehensive loss based on their closing price per share at the end of each reporting period. Refer to Note 3.
Recent accounting pronouncements. In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2013-2, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, (“ASU 2013-2”). ASU 2013-2 requires the presentation of reclassifications out of accumulated other comprehensive income in either (1) the notes or (2) the face of the financial statements. We adopted ASU 2013-2 for our first quarter ended March 31, 2013. The adoption of ASU 2013-2 did not have a material impact in our Consolidated Financial Statements, but did require certain additional disclosures. Refer to Note 7.
In July 2013, the FASB issued ASU 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. ASU 2013-11 is intended to eliminate inconsistent practices regarding the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is available to reduce the taxable income or tax payable that would result from the disallowance of a tax position. This ASU will be effective for our fiscal year beginning January 1, 2014 and subsequent interim periods. The adoption of ASU 2013-11 is not expected to have a material effect on our Consolidated Financial Statements.

Note 3 Acquisitions, Investments and Licenses
Acquisitions for the year ended December 31, 2013
PROLOR acquisition
In August 2013, we acquired PROLOR pursuant to an Agreement and Plan of Merger dated as of April 23, 2013 (the “PROLOR Merger Agreement”) in an all-stock transaction. PROLOR is an Israeli-based biopharmaceutical company focused on developing and commercializing longer-acting proprietary versions of already approved therapeutic proteins.
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
Cytochroma acquisition
In March 2013, we acquired Cytochroma, a corporation located in Markham, Canada, whose lead products, both in phase 3 development, are RayaldyTM (CTAP101), a vitamin D prohormone to treat secondary hyperparathyroidism in patients with stage 3 or 4 CKD and vitamin D insufficiency, and AlpharenTM (Fermagate Tablets), a non-absorbed phosphate binder to treat hyperphosphatemia in dialysis patients (the “Cytochroma Acquisition”).
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

The following table summarizes the preliminary purchase price allocation and the estimated fair value of the net assets acquired and liabilities assumed in the acquisitions of Cytochroma and PROLOR at the dates of acquisition, which are subject to change until contingencies that existed on the acquisition date are resolved:

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
OPKO Brazil asset acquisition
In February 2013, we acquired the assets of OPKO Brazil, a Brazilian pharmaceutical company, pursuant to a purchase agreement entered into in December 2012. Pursuant to the purchase agreement, we paid $0.3 million in cash and delivered 64,684 shares of our Common Stock at closing valued at $0.4 million based on the closing price per share of our Common Stock as reported by the NYSE on the actual closing date of the acquisition, or $6.73 per share. The number of shares issued was based on the average closing price per share of Common Stock as reported on the NYSE for the 10 trading days immediately preceding the execution of the purchase agreement, or $4.64 per share.
We accounted for this acquisition as an asset acquisition rather than a business combination. As a result we recorded the assets at fair value, with most of the value being allocated to the most significant asset, its pharmaceutical business licenses.
Acquisitions for the year ended December 31, 2012
OPKO Lab acquisition
In October 2012, we entered into a definitive merger agreement to acquire OPKO Lab, a Nashville-based CLIA laboratory. In December 2012, we paid $9.4 million in cash and delivered 7,072,748 shares of our Common Stock at closing valued of $32.9 million based on the closing sales price per share of our Common Stock as reported by the NYSE on the actual closing date of the acquisition, or $4.65 per share. The number of shares issued was based on the average closing price per share of our Common Stock as reported on the NYSE for the 15 trading days immediately preceding the execution of the purchase agreement, or $4.33 per share. Pursuant to the merger agreement, 1,732,102 shares of Common Stock issued in the transaction are being held in a separate escrow account to secure indemnification obligations of the former owner.
Farmadiet acquisition
In August 2012, we entered into a stock purchase agreement pursuant to which we acquired all of the outstanding stock of Farmadiet, a Spanish company engaged in the development, manufacture, marketing, and sale of pharmaceutical, nutraceutical, and veterinary products in Europe (the “Farmadiet Transaction”).
In connection with the Farmadiet Transaction, we agreed to pay an aggregate purchase price of €13.5 million (approximately $16.0 million), of which (i) 50% ($8.4 million) was paid in cash at closing, and (ii) 50% (the “Deferred Payments”) will be paid, at our option, in cash or shares of our Common Stock as follows: (x) 25% to be paid on the first anniversary of the closing date; and (y) 25% to be paid 18 months after the closing date. On the date of acquisition, we recorded the €6.8 million Deferred Payments at $7.8 million, net of a discount of $0.6 million. The discount will be amortized as interest expense through the respective payment dates. The Deferred Payments are required to be paid in Euro and as such, the final U.S. dollar amount to be paid will be based on the exchange rate at the time the Deferred Payments are made. In the event we elect to pay the Deferred Payments in shares of our Common Stock, the number of shares issuable shall be calculated using the average closing price per share of our Common Stock as reported on the NYSE for the 10 trading days immediately preceding the applicable payment date. On August 2, 2013, we issued 585,703 shares of our Common Stock, in accordance with the first Deferred Payment. The number of shares issued was based on the average closing price per share of our Common Stock as reported on the NYSE for the 10 trading days up to and including August 1, 2013, or $7.61 per share. On February 14, 2014, we delivered approximately €3.4 million in cash in accordance with the second Deferred Payment. We had the right to hold back up to €2.8 million (approximately $3.9 million as of December 31, 2013) from the Deferred Payment to satisfy indemnity claims.
In connection with the Farmadiet Transaction, we also entered into two ancillary transactions (the “Ancillary Transactions”). In exchange for a 40% interest held by one of the sellers in one of Farmadiet’s subsidiaries, we agreed to issue up to an aggregate of 250,000 shares of our Common Stock, of which (a) 125,000 shares were issued on the closing date, and (b) 125,000 will be issued upon achieving certain milestones. In addition, we acquired an interest held by an affiliate of Farmadiet in a product in development in exchange for which we agreed to pay up to an aggregate of €1.0 million ($1.3 million) payable at our option in cash or shares of our Common Stock, of which 25% ($0.3 million) was paid at closing through delivery of 70,421 shares of our Common Stock, and (b) 75% ($1.0 million) will be paid in cash or shares of our Common Stock upon achieving certain milestones. As a result, we recorded $1.2 million as contingent consideration for the future consideration. We evaluate the contingent consideration on an ongoing basis and the changes in fair value are recognized in earnings until the milestones are achieved. Refer to Note 18. In November 2013, we issued 28,993 shares of our Common Stock, as certain of the milestones agreed upon were achieved. The final U.S. dollar amount to be paid will be based on the exchange rate at the time the milestones are achieved. The number of shares of our Common Stock issued is determined based on the average closing sales price for our Common Stock on the NYSE for the 10 trading days preceding the required payment date.
ALS acquisition
In April 2012, we completed the acquisition of ALS Distribuidora Limitada (“ALS”), a privately-held Chilean pharmaceutical company, pursuant to a stock purchase agreement entered into in January 2012. In connection with the transaction, we agreed to pay up to a total of $4.0 million in cash to the sellers. Pursuant to the purchase agreement, we paid (i) $2.4 million in cash at the closing, less certain liabilities, and (ii) $0.8 million in cash at the closing into a separate escrow account to satisfy possible indemnity claims. During the year ended December 31, 2013, we paid the remaining $0.8 million that we had agreed to pay upon the legal registration in the name of ALS of certain trademarks and product registrations previously held by the former owner of ALS, Arama Laboratorios y Compañía Limitada.

The following table summarizes the estimated fair value of the net assets acquired and liabilities assumed in the acquisitions of OPKO Lab, Farmadiet and ALS at the dates of acquisition, which are subject to change while contingencies that existed on the acquisition dates are resolved:

(In thousands)	OPKO Lab	Farmadiet	ALS
Current assets(1)(2)	$6,020	$8,367	$767
Intangible assets:
Customer relationships	3,860	436	—
Technology	1,370	3,017	—
In-process research and development	—	1,459	—
Product registrations	—	2,930	2,300
Licenses	70	—	—
Covenants not to compete	6,900	187	—
Tradename	1,830	349	680
Total intangible assets	14,030	8,378	2,980
Goodwill	29,629	8,062	458
Property, plant and equipment	2,117	7,205	24
Other assets	37	611	—
Accounts payable and accrued expenses(2)	(3,214)	(3,438)	(229)
Deferred tax liability	(6,356)	(3,169)	—
Debt assumed	—	(7,829)	—
Total purchase price	$42,263	$18,187	$4,000

(1)	Current assets include cash of $1.1 million, $0.2 million and $33 thousand related to the OPKO Lab, Farmadiet and ALS acquisitions, respectively.

(2)	Current assets, accounts payable and accrued expenses include $1.9 million, respectively for a contingency loss and offsetting indemnification asset. Refer to Note 14.
Acquisitions for the year ended December 31, 2011
FineTech acquisition
In December 2011, we purchased all of the issued and outstanding shares of FineTech, a privately-held Israeli company focused on the development and production of APIs. At closing, we delivered to the seller $27.7 million, of which $10.0 million was paid in cash and $17.7 million was paid in shares of our Common Stock. The shares delivered at closing were valued at $17.7 million based on the closing sales price per share of our Common Stock as reported by the NYSE on the actual closing date of the acquisition, or $4.90 per share. The number of shares issued was based on the average closing sales price per share of our Common Stock as reported on the NYSE for the 10 trading days immediately preceding the execution of the purchase agreement, or $4.84 per share. Upon finalization of the closing financial statements of FineTech, we accrued an additional $0.5 million purchase price adjustment related to a working capital surplus, as defined in the purchase agreement, which was paid to the seller in February 2012. In addition, the purchase agreement provides for the payment of additional cash consideration subject to the achievement of certain sales milestones. We evaluate the contingent consideration on an ongoing basis and the changes in fair value are recognized in earnings until the contingencies are resolved. Refer to Note 18.
OPKO Diagnostics acquisition
In October 2011, we acquired OPKO Diagnostics pursuant to an agreement and plan of merger. We paid $10.0 million in cash, subject to certain set-offs and deductions, and $22.5 million in shares of our Common Stock, based on the closing sales price per share of our Common Stock as reported by the NYSE on the closing date of the merger, or $5.04 per share. The number of shares issued was based on the average closing sales price per share of our Common Stock as reported by the NYSE for the 10 trading days immediately preceding the date of the merger, or $4.45 per share. Pursuant to the merger agreement, $5.0 million of the stock consideration was held in a separate escrow account until October 2012 to secure the indemnification obligations of the sellers under the OPKO Diagnostics merger agreement. In December 2011, we made a $0.2 million claim against the escrow for certain undisclosed liabilities. In addition, the merger agreement provides for the payment of up to an additional $19.1 million in shares of our Common Stock upon and subject to the achievement of certain milestones. We evaluate the contingent consideration on an ongoing basis and the changes in fair value are recognized in earnings until the milestones are achieved. Refer to Note 18.

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
Pro forma disclosure for acquisitions
The following table presents the pro forma results of the acquisitions of Cytochroma and PROLOR for the years ended December 31, 2013 and 2012 as if those acquisitions had been completed as of the beginning of each period, respectively.

	For the years ended December 31,
(In thousands, except per share amounts)	2013	2012
Revenues	$96,530	$53,595
Loss from continuing operations	$—	$(63,479)
Net loss	$(147,546)	$(55,663)
Net loss attributable to common shareholders	$(145,027)	$(57,411)
Basic and diluted loss from continuing operations per share	$(0.37)	$(0.15)
Basic and diluted loss from discontinuing operations per share	$—	$—
Basic and diluted loss per share	$(0.37)	$(0.15)
The unaudited pro forma financial information is presented for information purposes only. The unaudited pro forma financial information may not necessarily reflect our future results of operations or what the results of operations would have been had we owned and operated each company as of the beginning of the period presented.
We incurred a pre-tax loss related to the activities of Cytochroma and PROLOR of $22.6 million and $13.2 million, respectively, from the date of our acquisitions through December 31, 2013.

Investments
The total assets, liabilities, and net losses of our equity method investees as of and for the year ended December 31, 2013 were $100.0 million, $39.2 million, and $75.1 million, respectively. The following table reflects our maximum exposure, accounting method, ownership interest and underlying equity in net assets of each of our unconsolidated investments as of December 31, 2013:

(Dollars in thousands, except per share prices) Investee name	Year invested	Accounting method	Ownership at December 31, 2013	Investment	Underlying equity in net assets	Closing share price at December 31, 2013 for investments available for sale
Cocrystal	2009	Equity method	16%	2,500	205
Neovasc	2011	Equity method	6%	3,798	325
Fabrus	2010	VIE, equity method	12%	750	(160)
BZNE common stock	2012	VIE, equity method	16%	2,976	(1,686)
RXi	2013	Equity method	19%	15,000	2,444
Pharmsynthez	2013	Equity method	11%	5,036	5,156
Zebra	2013	VIE, equity method	19%	2,000	1,220
TESARO	2010	Investment available for sale	1%	56			$28.24
Neovasc options	2011	Investment available for sale	N/A	925		CA	$4.10
ChromaDex	2012	Investment available for sale	1%	1,320			$1.52
ARNO	2013	Investment available for sale	5%	2,000			$3.20
Plus unrealized/realized gains on investments, options and warrants, net				12,766
Less accumulated losses in investees				(18,474)
Total carrying value of equity method investees and investments, available for sale				$30,653
ARNO
In October 2013, we made an investment in ARNO Therapeutics, Inc. (“ARNO”), a clinical stage company focused on the development of oncology drugs. We invested $2.0 million and received 833,333 ARNO common shares, one year warrants to purchase 833,333 ARNO common shares for $2.40 a share and five year warrants to purchase an additional 833,333 ARNO common shares for $4.00 a share. Our investment was part of a private placement by ARNO. Other investors participating in the private financing included certain related parties. Refer to Note 12. We have determined that our ownership, along with that of our related parties, does not provide us with significant influence over the operations of ARNO and as a result, we account for ARNO as an investment, available for sale, and we record changes in the fair value of ARNO as an unrealized gain or loss in Other comprehensive loss each reporting period. We recorded the warrants on the date of the grant at their estimated fair value of $3.6 million using the Black-Scholes-Merton Model. We record changes in fair value of ARNO warrants in Other income (expense), net in our Consolidated Statement of Operations.
Pharmsynthez transactions
In April 2013, we entered into a series of concurrent transactions with Pharmsynthez, a Russian pharmaceutical company traded on the Moscow Stock Exchange. In connection with the transactions:
•We delivered approximately $9.6 million to Pharmsynthez.
•Pharmsynthez issued to us approximately 13.6 million of its common shares.
•We granted rights to certain technologies in the Russian Federation, Ukraine, Belarus, Azerbaijan and Kazakhstan (the “Territories”) to Pharmsynthez.  Pharmsynthez agreed, at its option, to issue approximately 12.0 million common shares to us or to pay us Russian Rubles (“RUR”) 265.0 million ($8.1 million) (the “Pharmsynthez Note Receivable”). We received the shares on January 28, 2014.
• We had a right to purchase additional shares in Pharmsynthez at a fixed price if Pharmsynthez were to pay us in cash rather than delivering to us the 12.0 million Pharmsynthez common shares (the “Purchase Option”).
•We will receive from Pharmsynthez a royalty on net sales of products incorporating the technologies in the Territories, as well as a percentage of any sublicense income from third parties for the technologies in the Territories.
•Pharmsynthez agreed to pay us $9.5 million under the various collaboration and funding agreements for the development of the technologies (the “Collaboration Payments”).

We recorded the initial shares received in Pharmsynthez as an equity method investment.  We recorded the Pharmsynthez Note Receivable, and the Purchase Option, as financial instruments and elected the fair value option for subsequent measurement. Changes in the fair value of the receivable from Pharmsynthez for its common stock or RUR, with the embedded derivative, and the Purchase Option are recorded in Fair value changes of derivative instruments, net in our Consolidated Statements of Operations for the year ended December 31, 2013.
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
During the year ended December 31, 2013, no payments were received for the Pharmsynthez Notes Receivable. During the year ended December 31, 2013, we received $8.2 million, related to the Collaboration Payments of which we recorded $3.8 million in Revenue from transfer of intellectual property and $1.1 million as an offset to Research and development expenses in our Consolidated Statements of Operations for the year ended December 31, 2013. In January 2014, Pharmsynthez delivered to us approximately twelve million shares of its common stock in satisfaction of the Pharmsynthez Notes Receivable.
RXi transactions
In March 2013, we completed the sale to RXi of substantially all of our assets in the field of RNA interference (the “RNAi Assets”) (collectively, the “Asset Purchase Agreement”). As consideration for the RNAi Assets, at the closing of the Asset Purchase Agreement, RXi issued to us 50 million shares of its common stock (the “APA Shares”). In accounting for the sale of the RNAi Assets, we determined that we did not have any continuing involvement in the development of the RNAi Assets or any other future performance obligations and, as a result, during the year ended December 31, 2013, we recognized the APA Shares as $12.5 million of revenue from transfer of intellectual property in our Consolidated Statement of Operations.
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
Chromadex
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
Neovasc
In August 2011, we made an investment in Neovasc, a medical technology company based in Vancouver, Canada, a Canadian publicly-traded company. Neovasc is developing devices to treat cardiovascular diseases and is also a leading supplier of tissue components for the manufacturers of replacement heart valves. We invested $2.0 million and received two million Neovasc common shares, and two-year warrants to purchase an additional one million shares for $1.25 a share. We recorded the warrants on the date of the grant at their estimated fair value of $0.7 million using the Black-Scholes-Merton

Model. Prior to the warrants being readily convertible into cash, we recorded an unrealized gain of $0.2 million in Other comprehensive loss. During the year ended December 31, 2013, we exercised the warrants and paid $1.2 million.We record changes in fair value for the Neovasc warrants in Fair value changes of derivatives instruments, net in our Consolidated Statements of Operations. We also entered into an agreement with Neovasc to provide strategic advisory services to Neovasc as it continues to develop and commercialize its novel cardiac devices. In connection with the consulting agreement, Neovasc granted us 913,750 common stock options. The options were granted at (Canadian) $1.00 per share and vest annually over three years. We valued the options using the Black-Scholes-Merton Model at $0.8 million on the date of grant and will recognize the revenue over four years as Other revenue. In August 2012, Neovasc granted us an additional 86,250 common stock options. The options were granted at (Canadian) $1.30 per share and vested immediately. We valued the options using the Black-Scholes-Merton Model at $0.1 million on the date of grant and will recognize the revenue over three years as Revenue from services. We record changes in the fair value of Neovasc options as an unrealized gain or loss in Other comprehensive loss each reporting period. Refer to Note 18.
TESARO
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
Neither we nor our related parties have the ability to significantly influence TESARO and as such, we accounted for our investment in TESARO under the cost method until June 2012 on which date, TESARO had an initial public offering. As a result of the initial public offering, we determined TESARO had a readily determinable fair value and we changed the accounting for our investment in TESARO from a cost method investment to an investment, available for sale. We record changes in the fair value as an unrealized gain or loss in Other comprehensive loss and determine the cost using the specific identification method. Refer to Note 18.
Cocrystal
In September 2009, we entered into an agreement pursuant to which we invested $2.5 million in cash in Cocrystal Discovery, Inc. (“Cocrystal”), a privately-held biopharmaceutical company in exchange for 1,701,723 shares of Cocrystal’s Convertible Series A Preferred Stock. Cocrystal is focused on the discovery and development of novel antiviral drugs using a combination of protein structure-based approaches. Refer to Note 12. In October 2011, Cocrystal received an investment of $7.5 million from Teva Pharmaceutical Industries Ltd. (“Teva”). Dr. Phillip Frost, our Chief Executive Officer and Chairman of our Board of Directors, is Chairman of the Board of Directors of Teva. In connection with that investment, we determined Cocrystal no longer meets the definition of a variable interest entity as it had sufficient capital to carry out its principal activities without additional financial support. As a result of our and our related parties’ ownership interest, we and our related parties have the ability to significantly influence Cocrystal, and we account for our investment under the equity method. On January 3, 2014, Cocrystal completed a merger with Biozone Pharmaceuticals, Inc. (“BZNE”), another entity in which we have an equity investment. In connection with the Merger Agreement, BZNE issued to Cocrystal’s security holders 1,000,000 shares of BZNE Series B Convertible Preferred Stock (“Series B”). The Series B shares: (i) automatically convert into shares of BZNE’s common stock at a rate of 205.0831 shares for each share of Series B at such time that BZNE has sufficient authorized capital, (ii) are entitled to vote on all matters submitted to shareholders of BZNE and vote on an as converted basis and (iii) have a nominal liquidation preference.
Sorrento
In June 2009, we entered into a stock purchase agreement with Sorrento Therapeutics, Inc. (“Sorrento”), a publicly-held company with a technology for generating fully human monoclonal antibodies, pursuant to which we invested $2.3 million in Sorrento. Refer to Note 12. In December 2013, we completed the sale of our stake in Sorrento and recorded a gain on the sale of $17.2 million and other income of $2.7 million related to an early termination fee under a license agreement with Sorrento.
Investments in variable interest entities
We have determined that we hold variable interests in Fabrus, Inc. (“Fabrus”), BZNE, SciVac Ltd (“SciVac”), previously known as SciGen (I.L.) Ltd, and Zebra Biologics, Inc. (“Zebra”). We made this determination as a result of our assessment that they do not have sufficient resources to carry out their principal activities without additional financial support.

In October 2013, we acquired 840,000 shares of Zebra Series A-2 Preferred Stock for $2.0 million. In connection with the transactions, Dr. Frost also gifted to OPKO 900,000 shares of Zebra restricted common stock which he had received as a founding member of Zebra. Zebra is a privately held biotechnology company focused on the discovery and development of biosuperior antibody therapeutics and complex drugs. After the closing on October 29, 2013, OPKO owns 23.5% of the Series A-2 Preferred stock issued and outstanding of Zebra. Dr. Richard Lerner, M.D., a member of our Board of Directors, is a founder of Zebra and, along with Dr. Frost, serves as a member of Zebra’s Board of Directors.
In order to determine the primary beneficiary of Zebra, we evaluated our investment and our related parties’ investment, as well as our investment combined with the related party group’s investment to identify if we had the power to direct the activities that most significantly impact the economic performance of Zebra. We determined that we do not have the power to direct the activities that most significantly impact Zebra’s economic performance. Based on the capital structure, governing documents and overall business operations of Zebra, we determined that, while a VIE, we do not have the power to direct the activities that most significantly impact Zebra’s economic performance. We did determine, however, that we can significantly influence the success of Zebra through our board representation and voting power. Accordingly, as we have the ability to exercise significant influence over Zebra’s operations, we account for our investment in Zebra under the equity method.
In February 2012, we purchased from Biozone Pharmaceuticals, Inc., a publicly-traded company that specializes in drug development, manufacturing, and marketing (“BZNE”), $1.7 million of 10% secured convertible promissory notes (the “BZNE Notes”), convertible into BZNE common stock at a price equal to $0.20 per common share, which BZNE Notes are due and payable on February 24, 2014 and ten year warrants (the “BZNE Warrants”) to purchase 8.5 million shares of BZNE common stock at an exercise price of $0.40 per share. In December 2013, we converted the BZNE Notes into approximately 10 million shares of BZNE common stock. In July 2012, we exercised the BZNE Warrants utilizing the net exercise feature and received approximately 7.7 million shares of BZNE common stock. The BZNE Notes were secured pursuant to a security agreement by a first priority lien in the assets of BZNE, including the stock of its subsidiaries. We also entered into a license agreement pursuant to which we acquired a world-wide license for the development and commercialization of products utilizing BZNE’s proprietary drug delivery technology, including a technology called QuSomes, exclusively for OPKO in the field of ophthalmology and non-exclusive for all other therapeutic fields, subject in each case to certain excluded products.

On January 2, 2014, BZNE sold substantially all of its operating assets, including its QuSomes technology, to MusclePharm Corporation (OTCQB: MSLP), an international, award-winning sports nutrition company (“Musclepharm”)
in exchange for 1.2 million shares of Musclepharm’s common stock.  Of the 1.2 million shares issued under the Agreement, (i) 0.6 million of the shares were issued to BZNE upon closing and (ii) 0.6 million of the shares (the “Escrowed Shares”) were placed in escrow for nine months from the date of closing (the “Escrow Period”).  During the Escrow Period, Musclepharm will have the option to purchase the Escrowed Shares at $10.00 per share in cash. The Escrowed Shares will also back-stop potential indemnification claims that Musclepharm may have under the Agreement. Effective January 3, 2014, BZNE completed a merger with Cocrystal, another entity in which we have an equity investment. In connection with the merger, BZNE issued to Cocrystal’s security holders 1,000,000 shares of BZNE Series B Convertible Preferred Stock (“Series B”). The Series B shares: (i) automatically convert into shares of BZNE’s common stock at a rate of 205.08308640 shares for each share of Series B at such time that BZNE has sufficient authorized capital, (ii) are entitled to vote on all matters submitted to shareholders of BZNE and vote on an as converted basis and (iii) have a nominal liquidation preference. Refer to Note 12.
Upon the conversion of the BZNE Notes and BZNE Warrants to BZNE common stock, we account for the BZNE common stock as an equity method investment. Until the conversion of the BZNE Notes and BZNE warrants into shares of BZNE common stock, we recorded (i) changes in fair value for the BZNE Notes as an unrealized gain or loss in Other comprehensive loss for each reporting period, and (ii) changes in fair value for the beneficial conversion feature of the BZNE Notes in Other income (expense), net in our Consolidated Statements of Operations. Refer to Note 18.
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
Consolidated variable interest entities
In June 2012, we entered into a share and debt purchase agreement whereby in exchange for $0.7 million we acquired shares representing a 45% stock ownership in SciVac from FDS Pharma LLP (“FDS”). SciVac is a privately-held Israeli company that produces a third-generation hepatitis B-vaccine. In November 2012 and during the year ended December 31, 2013, we loaned to SciVac a combined $1.8 million for working capital purposes. We have determined that we hold variable interests in SciVac based on our assessment that SciVac does not have sufficient resources to carry out its principal activities without financial support. In order to determine the fair market value of our investment in SciVac, we have utilized a business enterprise valuation approach.
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

The following table represents the consolidated assets and non-recourse liabilities related to SciVac as of December 31, 2013 and 2012. These assets are owned by, and these liabilities are obligations of, SciVac, not us.

	December 31,
(In thousands)	2013	2012
Assets
Current assets:
Cash and cash equivalents	$2	$174
Accounts receivable, net	283	387
Inventories, net	1,696	1,092
Prepaid expenses and other current assets	218	199
Total current assets	2,199	1,852
Property, plant and equipment, net	1,374	1,539
Intangible assets, net	1,111	1,154
Goodwill	1,821	796
Other assets	261	231
Total assets	$6,766	$5,572
Liabilities
Current liabilities:
Accounts payable	$1,136	$1,108
Accrued expenses	6,498	2,859
Notes payable	1,537	—
Total current liabilities	9,171	3,967
Other long-term liabilities	1,240	1,529
Total liabilities	$10,411	$5,496

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
The following table presents summarized financial information for the discontinued operations presented in the Consolidated Statements of Operations for 2012 and 2011. There were no discontinued operations in 2013:

	For the years ended December 31
(In thousands)	2012	2011
Total revenue	$—	$4,254
Operating income (loss)	177	(3,434)
Gain on sale to Optos	—	10,597
Income before provision for income taxes	177	7,142
Net income	$109	$5,181
The net income from discontinued operations for the year ended December 31, 2012 primarily represents collection of an accounts receivable balance retained as part of the sale to Optos.

Note 5 Composition of Certain Financial Statement Captions

	December 31,
(In thousands)	2013	2012
Accounts receivable, net:
Accounts receivable	$21,652	$21,636
Less: allowance for doubtful accounts	(1,885)	(474)
	$19,767	$21,162
Inventories, net:
Finished products	$13,374	$17,963
Work in-process	1,350	688
Raw materials	4,132	4,923
Less: inventory reserve	(777)	(1,313)
	$18,079	$22,261
Prepaid expenses and other current assets:
Prepaid supplies	$945	$443
Prepaid insurance	892	301
Pharmsynthez Note Receivable and Purchase Option	6,151	—
Other receivables	1,985	886
Taxes recoverable	3,458	1,493
Other	5,653	4,750
	$19,084	$7,873
Property and equipment, net:
Machinery and equipment	$11,656	$7,984
Building	3,615	3,457
Land	2,666	2,619
Furniture and fixtures	2,051	1,908
Software	807	853
Leasehold improvements	3,107	2,616
Construction in process	489	—
Less: accumulated depreciation	(7,364)	(3,732)
	$17,027	$15,705
Investment properties, net:
Building	$—	$384
Land	—	450
Less: accumulated depreciation	—	(13)
	$—	$821
Intangible assets, net:
Technologies	$51,660	$52,810
Customer relationships	22,725	23,088
Product registrations	9,692	9,637
Tradenames	3,669	3,746
Covenants not to compete	8,671	8,662
Other	2,519	367
Less: accumulated amortization	(24,403)	(14,072)
	$74,533	$84,238

	December 31,
(In thousands)	2013	2012
Accrued expenses:
Taxes payable	$702	$1,614
Deferred revenue	7,639	1,518
Clinical trials	3,342	50
Professional fees	402	675
Employee benefits	4,399	3,319
Deferred acquisition payments, net of discount	5,465	6,172
Contingent consideration	28,047	5,126
Interest payable related to the Notes	—	—
Other	15,878	6,182
	$65,874	$24,656
Other long-term liabilities:
Contingent consideration – Cytochroma	$34,401	$—
Contingent consideration – Farmadiet	504	532
Contingent consideration – OPKO Diagnostics	8,340	11,310
Contingent consideration – FineTech	—	2,578
Contingent consideration – CURNA	316	510
Deferred acquisition payments, net of discount	—	3,931
Mortgages and other debts payable	3,270	5,150
Deferred tax liabilities	166,435	9,777
Other, including deferred revenue	1,509	380
	$214,775	$34,168
The following table summarizes the fair values assigned to our major intangible asset classes upon each acquisition:

(In thousands)	Technology	In-process research and development	Customer relationships	Product registrations	Covenants not to compete	Tradename	Other	Total identified intangible assets	Goodwill
OPKO Chile(1)	$—	$—	$3,945	$5,829	$—	$1,032	$—	$10,806	$5,441
Exakta OPKO	—	—	121	77	70	77	—	345	21
CURNA	—	10,000	—	—	—	—	290	10,290	4,827
OPKO Diagnostics	44,400	—	—	—	—	—	—	44,400	17,977
FineTech	2,700	—	14,200	—	1,500	400	—	18,800	11,623
Farmadiet	3,017	1,459	436	2,930	187	349	—	8,378	8,062
OPKO Lab	1,370	—	3,860	—	6,900	1,830	70	14,030	29,629
SciVac	1,090	—	40	—	—	—	—	1,130	760
OPKO Brazil	—	—	—	—	—	—	686	686	—
Cytochroma	—	191,530	—	—	—	—	210	191,740	2,411
PROLOR	—	590,200	—	—	—	—	—	590,200	139,784
Weighted average amortization period	9 years	Indefinite	6 years	9 years	5 years	4 years	4 years		Indefinite

(1)	Includes intangible assets and goodwill related to ALS acquisition.

All of the intangible assets and goodwill acquired relate to our acquisitions of OPKO Chile, including the intangibles assets and goodwill related to the ALS acquisition, Exakta-OPKO, CURNA, OPKO Diagnostics, FineTech, Farmadiet, OPKO Lab, Cytochroma and PROLOR. The pharmaceutical, nutraceutical and veterinary products from ALS and Farmadiet do not require ongoing product renewals. We do not anticipate capitalizing the cost of product registration renewals, rather we expect to expense these costs, as incurred. Our goodwill is not tax deductible for income tax purposes in the U.S., Chile, Canada, Spain, or Israel.
At December 31, 2013, the changes in value of the intangible assets and goodwill are primarily due to the acquisitions of OPKO Brazil, Cytochroma and PROLOR, as well as the foreign currency fluctuations between the Chilean and Mexican pesos, the Brazilian Reals, the Euro and the Shekel against the U.S. dollar. At December 31, 2012, the changes in value of the intangible assets and goodwill were primarily due to the acquisitions of ALS, Farmadiet, and OPKO Lab, as well as the foreign currency fluctuations between the Chilean and Mexican pesos, the Euro and the Shekel against the U.S. dollar. The purchase price allocation of the assets acquired in the Cytochroma and PROLOR acquisitions are subject to change while contingencies that existed on the acquisition dates are resolved.
The following table reflects the changes in the allowance for doubtful accounts, provision for inventory reserve and tax valuation allowance accounts for continuing operations:

(In thousands)	Beginning balance	Charged to expense	Written-off	Charged to other	Ending balance
2013
Allowance for doubtful accounts	$(474)	(979)	28	(459)	$(1,884)
Inventory reserve	$(1,313)	(2,015)	2,188	363	$(777)
Tax valuation allowance	$(59,145)	(1,148)	—	(25,077)	$(85,370)
2012
Allowance for doubtful accounts	$(440)	(86)	86	(34)	$(474)
Inventory reserve	$(325)	(2,544)	1,582	(26)	$(1,313)
Tax valuation allowance	$(53,255)	9,626	—	(15,516)	$(59,145)

The following table summarizes the changes in Goodwill.

	2013				2012
(In thousands)	Balance at January 1	Acquisitions	Foreign exchange, other	Balance at December 31	Balance at January 1	Acquisitions	Foreign exchange, other	Balance at December 31
Pharmaceuticals
CURNA	$4,827	$—	$—	$4,827	$4,827	$—	$—	$4,827
Mexico	114	—	—	113	106	—	8	114
Chile	6,697	—	(594)	6,102	5,282	—	1,415	6,697
Pharmadiet	8,712	—	363	9,075	—	8,313	399	8,712
Finetech	11,698	—	—	11,698	11,623	—	74	11,698
SciGen	796	—	943	1,740	—	796	—	796
Cytochroma	—	2,411	(342)	2,069	—	—	—	—
Prolor	—	139,784	—	139,784	—	—	—	—
Diagnostics
Claros	17,977	—	—	17,977	17,977	—	—	17,977
OPKO Lab	29,629	—	3,359	32,988	—	29,629	—	29,629
	$80,450	$142,195	$3,729	$226,373	$39,815	$38,739	$1,896	$80,450

Note 6 Debt
The following table sets forth information related to the 3.00% convertible senior notes which are included in our Consolidated Balance Sheets:

(In thousands)	Embedded conversion option	2033 Senior Notes	Discount	Total
Balance at December 31, 2012	$—	$—	$—	$—
Issuance of 3.00% convertible notes	59,204	175,000	(59,204)	175,000
Amortization of debt discount	—	—	6,596	6,596
Change in fair value of embedded derivative	43,082	—	—	43,082
Conversion	(1,199)	(16,936)	5,369	(12,766)
Balance at December 31, 2013	$101,087	$158,064	$(47,239)	$211,912
In January 2013, we entered into note purchase agreements (the “2033 Senior Notes”) with qualified institutional buyers and accredited investors (collectively the “Purchaser”) in a private placement in reliance on exemptions from registration under the Securities Act of 1933, (the “Securities Act”). The Purchasers of the 2033 Senior Notes include Frost Gamma Investments Trust, a trust affiliated with Dr. Frost, and Hsu Gamma Investment, L.P., an entity affiliated with Dr. Hsiao. The 2033 Senior Notes were issued on January 30, 2013. The 2033 Senior Notes, which total $175.0 million, bear interest at the rate of 3.00% per year, payable semiannually on February 1 and August 1 of each year, beginning August 1, 2013. The 2033 Senior Notes will mature on February 1, 2033, unless earlier repurchased, redeemed or converted. Upon a fundamental change as defined in the instruments governing the 2033 Senior Notes, subject to certain exceptions, the holders may require us to repurchase all or any portion of their 2033 Senior Notes for cash at a repurchase price equal to 100% of the principal amount of the 2033 Senior Notes being repurchased, plus any accrued and unpaid interest to but not including the fundamental change repurchase date.
The 2033 Senior Notes will be convertible at any time on or after November 1, 2032, through the second scheduled trading day immediately preceding the maturity date, at the option of the holders. Additionally, holders may convert their 2033 Senior Notes prior to the close of business on the scheduled trading day immediately preceding November 1, 2032, under the following circumstances: (1) conversion based upon satisfaction of the trading price condition relating to the 2033 Senior Notes; (2) conversion based on the Common Stock price; (3) conversion based upon the occurrence of specified corporate events; or (4) if we call the 2033 Senior Notes for redemption. The 2033 Senior Notes will be convertible into cash, shares of our Common Stock, or a combination of cash and shares of Common Stock, at our election unless we have made an irrevocable election of net share settlement. The initial conversion rate for the 2033 Senior Notes will be 141.4827 shares of Common Stock per $1,000 principal amount of 2033 Senior Notes (equivalent to an initial conversion price of approximately $7.07 per share of Common Stock), and will be subject to adjustment upon the occurrence of certain events. In addition, we will, in certain circumstances, increase the conversion rate for holders who convert their 2033 Senior Notes in connection with a make-whole fundamental change (as defined in the Indenture) and holders who convert upon the occurrence of certain specific events prior to February 1, 2017 (other than in connection with a make-whole fundamental change).
On August 30, 2013, one of the conversion rights of the 2033 Senior Notes was triggered. As a result, holders of the 2033 Senior Notes converted $16.9 million principal amount into 2,396,145 shares of our Common Stock at a rate of 141.4827 shares of Common Stock per $1,000 principal amount of 2033 Senior Notes. We recorded an $8.7 million loss on early conversion of the 2033 Senior Notes in Other income (expense), net in our Consolidated Statement of Operations. The 2033 Senior Notes were convertible through September 6, 2013 and may be convertible thereafter, if one or more of the conversion conditions are satisfied.
We may not redeem the 2033 Senior Notes prior to February 1, 2017. On or after February 1, 2017 and before February 1, 2019, we may redeem for cash any or all of the 2033 Senior Notes but only if the last reported sale price of our Common Stock exceeds 130% of the applicable conversion price for at least 20 trading days during the 30 consecutive trading day period ending on the trading day immediately prior to the date on which we deliver the redemption notice. The redemption price will equal 100% of the principal amount of the 2033 Senior Notes to be redeemed, plus any accrued and unpaid interest to but not including the redemption date. On or after February 1, 2019, we may redeem for cash any or all of the 2033 Senior Notes at a redemption price of 100% of the principal amount of the 2033 Senior Notes to be redeemed, plus any accrued and unpaid interest up to but not including the redemption date.
The terms of the 2033 Senior Notes, include, among others: (i) rights to convert into shares of our Common Stock, including upon a fundamental change; and (ii) a coupon make-whole payment in the event of a conversion by the holders of the

2033 Senior Notes on or after February 1, 2017 but prior to February 1, 2019. We have determined that these specific terms are considered to be embedded derivatives. As a result, embedded derivatives are required to be separated from the host contract, the 2033 Senior Notes, and carried at fair value when: (a) the embedded derivative possesses economic characteristics that are not clearly and closely related to the economic characteristics of the host contract; and (b) a separate, stand-alone instrument with the same terms would qualify as a derivative instrument. We have concluded that the embedded derivatives within the 2033 Senior Notes meet these criteria and, as such, must be valued separate and apart from the 2033 Senior Notes and recorded at fair value each reporting period.
For purposes of accounting and financial reporting, we combine these embedded derivatives and value them together as one unit of accounting. At each reporting period, we record these embedded derivatives at fair value which is included as a component of the 2033 Senior Notes on our Consolidated Balance Sheets.
We used a binomial lattice model in order to estimate the fair value of the embedded derivative in the 2033 Senior Notes. A binomial lattice model generates two probable outcomes — one up and another down —arising at each point in time, starting from the date of valuation until the maturity date. A lattice was initially used to determine if the 2033 Senior Notes would be converted, called or held at each decision point. Within the lattice model, the following assumptions are made: (i) the 2033 Senior Notes will be converted early if the conversion value is greater than the holding value; or (ii) the 2033 Senior Notes will be called if the holding value is greater than both (a) the redemption price (as defined in the Indenture) and (b) the conversion value plus the coupon make-whole payment at the time. If the 2033 Senior Notes are called, then the holder will maximize their value by finding the optimal decision between (1) redeeming at the redemption price and (2) converting the 2033 Senior Notes.
Using this lattice model, we valued the embedded derivatives using the “with-and-without method,” where the value of the 2033 Senior Notes including the embedded derivatives is defined as the “with,” and the value of the 2033 Senior Notes excluding the embedded derivatives is defined as the “without.” This method estimates the value of the embedded derivatives by looking at the difference in the values between the 2033 Senior Notes with the embedded derivatives and the value of the 2033 Senior Notes without the embedded derivatives.
The lattice model requires the following inputs: (i) price of our Common Stock; (ii) Conversion Rate (as defined in the Indenture); (iii) Conversion Price (as defined in the Indenture); (iv) maturity date; (v) risk-free interest rate; (vi) estimated stock volatility; and (vii) estimated credit spread for the Company.
The following table sets forth the inputs to the lattice model used to value the embedded derivative:

	December 31, 2013	Issuance Date
Stock price	$8.44	$6.20
Conversion Rate	141.4827	141.4827
Conversion Price	$7.07	$7.07
Maturity date	February 1, 2033	February 1, 2033
Risk-free interest rate	1.78%	1.12%
Estimated stock volatility	55%	40%
Estimated credit spread	828 basis points	944 basis points
The following table sets forth the fair value of the 2033 Senior Notes with and without the embedded derivatives, and the fair value of the embedded derivatives as of the issuance date and December 31, 2013. At December 31, 2013 and at issuance date the principal amount of the 2033 Senior Notes was $158.1 million and $175.0 million, respectively:

(In thousands)	December 31, 2013	Issuance Date
Fair value of Notes:
With the embedded derivatives	$218,081	$175,000
Without the embedded derivatives	$116,993	$115,796
Estimated fair value of the embedded derivatives	$101,087	$59,204
Changes in certain inputs into the lattice model can have a significant impact on changes in the estimated fair value of the embedded derivatives. For example, a decrease in our estimated credit spread results in an increase in the estimated value of the embedded derivatives. Conversely, a decrease in the price of our Common Stock results in a decrease in the estimated fair value of the embedded derivatives. From the date the 2033 Senior Notes were issued through December 31, 2013, we observed an increase in the market price of our Common Stock which primarily resulted in a $43.1 million increase in the estimated fair value of our embedded derivatives recorded in Fair value changes of derivative instruments, net in our Consolidated Statements of Operations.

We have entered into line of credit agreements with sixteen financial institutions in Chile and Spain. These lines of credit are used primarily as a source of working capital for inventory purchases.
The following table summarizes the amounts outstanding under the Chilean and Spanish lines of credit:

(Dollars in thousands)			Balance Outstanding
Lender	Interest rate on borrowings	Credit line capacity	December 31, 2013	December 31, 2012
Itau Bank	8.04%	$3,000	$1,999	$2,738
Bank of Chile	7.80%	2,250	2,079	2,292
BICE Bank	5.50%	1,500	516	2,451
Corp Banca	5.50%	—	(47)	1,248
BBVA Bank	8.29%	2,000	523	2,823
Penta Bank	9.48%	1,000	946	833
Security Bank	7.56%	1,337	1,075	—
BCI	5.50%	198	198	—
Estado Bank	6.88%	2,000	1,772	1,963
Sabadell Bank	7.60%	—	—	3
Banco Bilbao Vizcaya	4.90%	344	—	377
Banco Popular	8.25%	275	—	260
Santander Bank	6.00%	207	—	—
Banesto	5.80%	207	—	163
Banca March	6.25%	—	—	44
Deutsche Bank	4.00%	206
Total		$14,524	$9,061	$15,195
At December 31, 2013 and December 31, 2012, the weighted average interest rate on our lines of credit was approximately 7.7% and 6.5%, respectively.
At December 31, 2013 and December 31, 2012, we had mortgage notes and other debt payables related to Farmadiet as follows:

	December 31,
(In thousands)	2013	2012
Current portion of notes payable	$1,964	$2,331
Other long-term liabilities	3,270	3,916
Total mortgage notes and other debt payables	$5,234	$6,247
The mortgages and other debts payable mature at various dates ranging from 2015 through 2024 bearing variable interest rates from 2.7% up to 6.3%. The weighted average interest rate on the mortgage notes and other debts payable at December 31, 2013 and December 31, 2012, was 3.9% and 4.5%, respectively. The mortgages are secured by our office space in Barcelona.

Note 7 Shareholders’ Equity
Our authorized capital stock consists of 750,000,000 shares of Common Stock, par value $0.01 per share, and 10,000,000 shares of Preferred Stock, par value $0.01 per share.
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
In addition to our equity-based compensation plans, we have issued warrants to purchase our Common Stock. Refer to Note 9 for additional information on our share-based compensation plans. The table below provides additional information for warrants outstanding as of December 31, 2013.

Warrants	Number of warrants	Weighted average exercise price	Expiration date
Outstanding at December 31, 2012	25,841,868	$0.95	Various from September 2014 through March 2017
Issued	281,622	0.89
Exercised	(1,626,826)	—
Expired	—	—
Outstanding and Exercisable at December 31, 2013	24,496,664	$0.94	Various from September 2014 through March 2017
Of the 1,626,826 Common Stock warrants exercised, 139,052 shares were surrendered in lieu of a cash payment via the net exercise feature of the warrant agreements.
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
8% Series D Cumulative Convertible Preferred Stock
Of the authorized Preferred Stock, 2,000,000 shares were designated 8% Series D Cumulative Convertible Preferred Stock (“Series D Preferred Stock”). Holders of the Series D Preferred Stock were entitled to receive, when, as and if declared by our Board of Directors, dividends on each share of Series D Preferred Stock at a rate per annum equal to 8% of the sum of (a) $24.80, plus (b) any and all declared and unpaid and accrued dividends thereon, subject to adjustment for any stock split, combination, recapitalization or other similar corporate action (the “Liquidation Amount”). All dividends were cumulative, whether or not earned or declared, accruing on an annual basis from the issue date of the Series D Preferred Stock. In October 2011, 80,654 shares of our Series D Preferred Stock were converted into 940,141 shares of our Common Stock, reflecting the liquidation value on the date of conversion. On March 1, 2013, our Board of Directors declared a cash dividend to all Series D Preferred Stockholders as of March 8, 2013. The total cash dividend paid was approximately $3.0 million. In addition, the Company also exercised its option to convert all 1,129,032 shares of our outstanding Series D Preferred Stock into 11,290,320 shares of our Common Stock effective of March 8, 2013. Following the conversion there are no outstanding shares of Series D Preferred Stock.
The 2012 cash dividend to Series D Preferred Stockholders was approximately $3.0 million. As of December 31, 2012 we had approximately $2.30 per Series D Preferred Share, or $2.6 million, of Series D Preferred Stock dividends in arrears.
The holders of Series D Preferred Stock had the right to receive notice of any meeting of holders of our Common Stock or Series D Preferred Stock and to vote (on an as-converted into Common Stock basis) upon any matter submitted to a vote of the holders of Common Stock or Series D Preferred Stock. Except as otherwise expressly set forth in the Company’s Amended and Restated Certificate of Incorporation, as amended from time to time, the holders of Series D Preferred Stock could vote on each matter submitted to them with the holders of Common Stock and all other classes and series of our capital stock entitled to vote on such matter, taken together as a single class.
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
Upon the occurrence of a Liquidation Event (as defined in the Certificate of Designation), holders of Series D Preferred Stock were entitled to be paid, subject to applicable law, out of our assets available for distribution to our stockholders, an amount in cash (the “Liquidation Payment”) for each share of Series D Preferred Stock equal to the greater of (x) the Liquidation Amount for each such share of Series D Preferred Stock outstanding plus (i) any declared and unpaid dividends and (ii) accrued dividends or (y) the amount for each share of Series D Preferred Stock the holders were entitled to receive pursuant to the Liquidation Event if all of the shares of Series D Preferred Stock had been converted into Common Stock as of the date immediately prior to the date fixed for determination of stockholders entitled to receive a distribution in such Liquidation Event. Such Liquidation Payment will be paid before any cash distribution will be made or any other assets distributed in respect of any class of securities junior to the Series D Preferred Stock, including, without limitation, Common Stock and the Series A Preferred Stock.
The holder of any share of Series D Preferred Stock could have at any time and from time to time convert such share into such number of fully paid and nonassessable shares of Common Stock as is determined by dividing (A) the Liquidation Amount of the share by (B) the Conversion Price, which is initially $2.48, subject to adjustment as provided in the Certificate of Designation. Initially, the Series D Preferred Stock was convertible into 10 shares of our Common Stock.
We could have, at any time, converted the outstanding Series D Preferred Stock into such number of fully paid and non-assessable shares of Common Stock as is determined by dividing (A) the Liquidation Amount of the shares by (B) the Conversion Price, but only if the closing bid price of the Common Stock exceeds $5.00 per share during any thirty (30) consecutive trading days prior to each conversion. Initially, the Series D Preferred Stock was convertible into 10 shares of our Common Stock.
To the extent it is lawfully able to do so, we could have redeemed all of the then outstanding shares of Series D Preferred Stock by paying in cash an amount per share equal to $24.80 plus all declared or accrued unpaid dividends on such shares, subject to adjustment for any stock dividends or distributions, splits, subdivisions, combinations, reclassifications, stock issuances or similar events with respect to the Common Stock.

Note 8 Accumulated Other Comprehensive Income
For the year ended December 31, 2013, changes in Accumulated other comprehensive income, net of tax, were as follows:

(In thousands)	Foreign currency	Unrealized gains in Accumulated OCI
Balance at December 31, 2012	$3,196	$4,160
Other comprehensive income before reclassifications, net of tax (1)	(1,825)	2,467
Amounts reclassified from accumulated other comprehensive income, net of tax (1)		(4,580)
Net other comprehensive income	(1,825)	(2,113)
Balance at December 31, 2013	$1,371	$2,047

(1)	Effective tax rate of 38.47%.
Amounts reclassified from Accumulated other comprehensive income for the year ended December 31, 2013, related to $10.8 million realized gain on the sales of certain of our investments available for sale. Of the $10.8 million gain on the sales of our investments available for sale, a $7.5 million gain was reclassified from unrealized gains in Accumulated other comprehensive income to Other income (expense), net for the year ended December 31, 2013.
Note 9 Equity-Based Compensation
We maintain five equity-based incentive compensation plans, the Acuity Pharmaceuticals, Inc. 2003 Equity Incentive Plan, 2007 Equity Incentive Plan, the 2000 Stock Option Plan, the Modigene Inc. 2005 Stock Incentive Plan and the Modigene Inc. 2007 Equity Incentive Plan that provide for grants of stock options and restricted stock to our directors, officers, key employees and certain outside consultants. Equity awards granted under our 2007 Equity Incentive Plan are exercisable for a period up to 7 years from the date of grant. Equity awards granted under our 2000 Stock Option Plan, 2003 Equity Incentive Plan and the two Modigene Plans are exercisable for a period of up to 10 years from date of grant. Vesting periods range from immediate to 5 years.
We classify the cash flows resulting from the tax benefit that arises when the tax deductions exceed the compensation cost recognized for those equity awards (excess tax benefits) as financing cash flows. There were no excess tax benefits for the years ended December 31, 2013, 2012, and 2011.
Equity-based compensation arrangements to non-employees are accounted for at their fair value on the measurement date. The measurement of equity-based compensation is subject to periodic adjustment over the vesting period of the equity instruments.
Valuation and Expense Information
We recorded equity based compensation expense from continuing operations of $11.0 million, $5.1 million and $7.0 million for the years ended December 31, 2013, 2012, and 2011, respectively, all of which were reflected as operating expenses. Of the $11.0 million of equity based compensation expense recorded in the year ended December 31, 2013, $7.3 million was recorded as selling, general and administrative expenses, $3.6 million was recorded as research and development expenses and $0.1 million was recorded as a cost of revenue. Of the $5.1 million of equity based compensation expense recorded in the year ended December 31, 2012, $3.1 million was recorded as selling, general and administrative expense and $2.0 million was recorded as research and development expenses. Of the $7.0 million of equity based compensation expense recorded in the year ended December 31, 2011, $3.0 million was recorded as selling, general and administrative expense and $4.0 million was recorded as research and development expenses. In addition, during the year ended December 31, 2011, we recorded equity based compensation expense from discontinued operations of $0.2 million. Refer to Note 4.
We estimate forfeitures of stock options and recognize compensation cost only for those awards expected to vest. Forfeiture rates are determined for all employees and non-employee directors based on historical experience and our estimate of future vesting. Estimated forfeiture rates are adjusted from time to time based on actual forfeiture experience.
As of December 31, 2013, there was $32.1 million of unrecognized compensation cost related to the stock options granted under our equity-based incentive compensation plans. Such cost is expected to be recognized over a weighted-average period of approximately 2.8 years.

Stock Options
We estimate the fair value of each stock option on the date of grant using the Black-Scholes-Merton Model option-pricing formula and amortize the fair value to expense over the stock option’s vesting period using the straight-line attribution approach for employees and non-employee directors, and for awards issued to non-employees we recognize compensation expense on a graded basis, with most of the compensation expense being recorded during the initial periods of vesting. We apply the following assumptions in our Black-Scholes-Merton Model option-pricing formula:

	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011
Expected term (in years)	1.0 - 7.0	1.0 - 7.0	0.6 - 7.0
Risk-free interest rate	0.15% - 2.45%	0.09% - 2.61%	1.3% - 2.7%
Expected volatility	31% - 83%	69%	69% - 74%
Expected dividend yield	0%	0%	0%
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
Expected Volatility: The expected volatility for stock options with an expected life of 6 years or less was based on the historical volatility of our stock. The expected volatility for stock options with an expected life of 7 years was based on a peer group of publicly-traded stocks’ historical trading, which we believe will be representative of the volatility over the expected term of the options. We believe the peer group’s historical volatility is appropriate as our equity shares have not been publicly-traded for 7 years.
Expected Dividend Yield: We do not intend to pay dividends on Common Stock for the foreseeable future. Accordingly, we used a dividend yield of zero in the assumptions.
We maintain incentive stock plans that provide for the grants of stock options to our directors, officers, employees and non-employee consultants. As of December 31, 2013, there were 21,399,502 shares of Common Stock reserved for issuance under our 2007 Incentive Plan. We intend to issue new shares upon the exercise of stock options. Stock options granted under these plans have been granted at an option price equal to the closing market value of the stock on the date of the grant. Stock options granted under these plans to employees typically become exercisable over four years in equal annual installments after the date of grant, and stock options granted to non-employee directors become exercisable in full one-year after the grant date, subject to, in each case, continuous service with us during the applicable vesting period. We assumed stock options to grant Common Stock as part of the mergers with Acuity Pharmaceuticals, Inc., Froptix, Inc. and PROLOR, which reflected various vesting schedules, including monthly vesting to employees and non-employee consultants.

A summary of option activity under our stock option plans as of December 31, 2013, and the changes during the year is presented below:

Options	Number of options	Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate intrinsic value (in thousands)
Outstanding at December 31, 2012	17,761,804	$2.90	3.8	$34,227
Granted	5,722,000	$7.76
Assumed from PROLOR	7,612,537	$3.09
Exercised	(9,254,744)	$2.46
Forfeited	(488,500)	$2.44
Expired	(2,500)	$4.02
Outstanding at December 31, 2013	21,350,597	$4.47	4.85	$85,186
Vested and expected to vest at December 31, 2013	19,765,840	$4.35	4.79	$81,229
Exercisable at December 31, 2013	11,088,879	$3.13	4.21	$58,889
The total intrinsic value of stock options exercised for the years ended December 31, 2013, 2012, and 2011 was $59.5 million, $2.4 million and $0.8 million, respectively.
The weighted average grant date fair value of stock options granted for the years ended December 31, 2013, 2012, and 2011 was $4.00, $2.44, and $2.49, respectively. The total fair value of stock options vested during the years ended December 31, 2013, 2012, and 2011 was $5.9 million, $3.4 million and $6.4 million, respectively. The following table provides the grant date fair value for each of the following groups of stock option activity during 2013:

Options	Number of options	Weighted average grant date fair value
Nonvested at December 31, 2012	6,227,914	$1.45
Granted	5,722,000	$4.00
Forfeited	488,500	$1.37
Nonvested at December 31, 2013	10,261,718	$3.20
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

Note 10 Income Taxes
We operate and are required to file tax returns in the United States and various foreign jurisdictions.
The (expense) benefit from continuing operations for incomes taxes consists of the following:

	For the years ended December 31,
(In thousands)	2013	2012	2011
Current
Federal	$—	$—	$—
State	—	—	—
Foreign	(1,073)	(332)	(391)
	(1,073)	(332)	(391)
Deferred
Federal	(1,161)	8,191	18,043
State	(104)	1,038	1,220
Foreign	666	729	486
	(599)	9,958	19,749
Total, net	$(1,672)	$9,626	$19,358
Deferred income tax assets and liabilities from continuing operations as of December 31, 2013 and 2012 are comprised of the following:

(In thousands)	December 31, 2013	December 31, 2012
Deferred income tax assets:
Federal net operating loss	$43,869	$50,174
State net operating loss	6,987	6,774
Foreign net operating loss	20,545	3,427
Capitalized research and development expense	4,746	2,162
Research and development tax credit	4,876	4,204
Stock options	13,981	6,326
Equity investments	4,756	1,234
Accruals	1,936	1,556
Other	2,904	2,860
Deferred income tax assets	104,600	78,717
Deferred income tax liabilities:
Intangible assets	(179,414)	(25,738)
Other	(4,996)	(3,277)
Deferred income tax liabilities	(184,410)	(29,015)
Net deferred income tax assets	(79,810)	49,702
Valuation allowance	(85,370)	(59,145)
Net deferred income tax liabilities	$(165,180)	$(9,443)
The changes in deferred income tax assets, liabilities and valuation allowances at December 31, 2013 reflect the acquisition of various legal entities, including the tax attributes. Certain deferred tax assets and liabilities have been changed to properly reflect their classification. The acquisitions were accounted for under U.S. GAAP as stock acquisitions and business combinations. As of December 31, 2013, we have federal, state and foreign net operating loss carryforwards of approximately $223.8 million, $200.2 million and $76.8 million, respectively, that expire at various dates through 2033. Included in the foreign net operating losses is $54.6 million related to Prolor. As of December 31, 2013, we have research and development tax credit carryforwards of approximately $4.9 million that expire in varying amounts through 2033. We have determined a full valuation allowance is required against all of our net deferred tax assets that we do not expect to be utilized by the turning of deferred income tax liabilities.

As a result of certain realization requirements of ASC 718, Compensation - Stock Compensation, the table of deferred tax assets and liabilities shown above does not include certain deferred tax assets as of December 31, 2013, and December 31, 2012, that arose directly from (or the use of which was postponed by) tax deductions related to equity compensation that are greater than the compensation recognized for financial reporting. Equity will be increased by $11.8 if and when such deferred tax assets are ultimately realized. The Company uses ASC 740 ordering when determining when excess tax benefits have been realized.
Under Section 382 of the Internal Revenue Code of 1986, as amended, certain significant changes in ownership may restrict the future utilization of our income tax loss carryforwards and income tax credit carryforwards in the U.S. The annual limitation is equal to the value of our stock immediately before the ownership change, multiplied by the long-term tax-exempt rate (i.e., the highest of the adjusted Federal long-term rates in effect for any month in the three-calendar-month period ending with the calendar month in which the change date occurs). This limitation may be increased under the IRC§ 338 Approach (IRS approved methodology for determining recognized Built-In Gain). As a result, federal net operating losses and tax credits may expire before we are able to fully utilize them.
During 2008, we conducted a study to determine the impact of the various ownership changes that occurred during 2007 and 2008. As a result, we have concluded that the annual utilization of our net operating loss carryforwards (“NOLs”) and tax credits is subject to a limitation pursuant to Internal Revenue Code section 382. Under the tax law, such NOLs and tax credits are subject to expiration from 15 to 20 years after they were generated. As a result of the annual limitation that may be imposed on such tax attributes and the statutory expiration period, some of these tax attributes may expire prior to our being able to use them. As we have established a valuation allowance against all of our net deferred tax assets, including such NOLs and tax credits, there is no current impact on these financial statements as a result of the annual limitation. This study did not conclude as to whether eXegenics’ pre-merger NOLs were limited under Section 382. As such, of the $223.8 million of federal net operating loss carryforwards, at least approximately $39.7 million may not be able to be utilized.
Uncertain Income Tax Positions
We file federal income tax returns in the U.S. and various foreign jurisdictions, as well as with various U.S. states and the Ontario province in Canada. We are subject to tax audits in all jurisdictions for which we file tax returns. Tax audits by their very nature are often complex and can require several years to complete. Excluding SciVac Ltd, a consolidated variable interest entity, there are currently no tax audits that have commenced with respect to income tax returns in any jurisdiction.
U.S. Federal: Under the tax statute of limitations applicable to the Internal Revenue Code, we are no longer subject to U.S. federal income tax examinations by the Internal Revenue Service for years before 2010. However, because we are carrying forward income tax attributes, such as net operating losses and tax credits from 2010 and earlier tax years, these attributes can still be audited when utilized on returns filed in the future.
State: Under the statutes of limitation applicable to most state income tax laws, we are no longer subject to state income tax examinations by tax authorities for years before 2010 in states in which we have filed income tax returns. Certain states may take the position that we are subject to income tax in such states even though we have not filed income tax returns in such states and, depending on the varying state income tax statutes and administrative practices, the statute of limitations in such states may extend to years before 2010.
Foreign: Under the statutes of limitations applicable to our foreign operations, we are generally no longer subject to tax examination for years before 2008 in jurisdictions where we have filed income tax returns.
Unrecognized Tax Benefits
As of December 31, 2013, 2012, and 2011, the total amount of gross unrecognized tax benefits was approximately $9.2 million, $9.2 million, and $5.3 million, respectively. As of December 31, 2013, the total gross unrecognized tax benefit of $9.2 million consisted of increases of $0.1 million as a result of current year activity, and decreases of $0.2 million as a result of the lapse of statutes of limitations. As of December 31, 2012, the total amount of unrecognized tax benefits that, if recognized, would affect our effective income tax rate was $0.3 million. As of December 31, 2011 and 2010, none of the unrecognized tax benefits, if recognized, would have affected our effective income tax rate. We account for any applicable interest and penalties on uncertain tax positions as a component of income tax expense. As of December 31, 2013, we had $0.5 million accrued for interest and penalties resulting from such unrecognized tax benefits. At December 31, 2012 we had an immaterial amount of interest and penalties accrued. We believe it is reasonably possible that approximately $0.2 million of unrecognized tax benefits may be recognized within the next twelve months as a result of a lapse of the statute of limitations.

The following summarizes the changes in our gross unrecognized income tax benefits.

	For the years ended December 31,
(In thousands)	2013	2012	2011
Unrecognized tax benefits at beginning of period	$9,245	$5,250	$5,413
Gross increases – tax positions in prior period	575	4,467	257
Gross decreases – tax positions in prior period	(589)	(472)	(420)
Unrecognized tax benefits at end of period	$9,231	$9,245	$5,250
Other Income Tax Disclosures
The significant elements contributing to the difference between the federal statutory tax rate and the effective tax rate for continuing operations are as follows:

	For the years ended December 31,
	2013	2012	2011
Federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	2.4%	3.1%	3.6%
Foreign income tax	(7.9)%	(0.9)%	(1.9)%
Research and development tax credits	1.0%	(0.3)%	0.2%
Original issue discount	—%	—%	0.1%
Non-Deductible components of Convertible Debt	(16.7)%	—%	—%
Valuation allowance	(11.4)%	(11.4)%	35.9%
Other	(3.9)%	(0.7)%	2.0%
Total	(1.5)%	24.8%	74.9%
The following table reconciles our losses from continuing operations before income taxes between U.S. and foreign jurisdictions:

	For the years ended December 31,
(In thousands)	2013	2012	2011
Pre-tax loss:
U.S.	$(74,861)	$(34,058)	$(24,089)
Foreign	(37,874)	(4,725)	(1,733)
Total	$(112,735)	$(38,783)	$(25,822)
The following table reconciles our long-lived assets between U.S. and foreign jurisdictions:

(In thousands)	December 31, 2013	December 31, 2012
Long-lived assets:
U.S.	$4,582	$4,324
Foreign	12,445	12,202
Total	$17,027	$16,526
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

Note 11 Supplemental Cash Flow Information
Supplemental cash flow information is summarized as follows:

	For the years ended December 31,
(In thousands)	2013	2012	2011
Interest paid	$3,407	$945	$726
Income taxes paid, net	$1,321	$575	$338
RXi common stock received	$12,500	$—	$—
Non-cash financing:
Shares issued upon the conversion of:
Series D Preferred Stock	$24,386	$—	$1,742
3.00% convertible senior notes	$20,839	$—	$—
Common Stock warrants, net exercised	$815	$7	$1,155
Issuance of Common Stock, Common Stock options and warrants to acquire PROLOR	$586,643	$—	$—
Issuance of capital stock to acquire:
OPKO Diagnostics	$—	$—	$22,452
FineTech	$—	$—	$17,717
Farmadiet	$4,435	$805	$—
OURLab	$—	$32,888	$—
OPKO Brazil	$435	$—	$—
Cytochroma	$146,902	$—	$—

Note 12 Related Party Transactions
In October, 2013, we paid the $170,000 filing fee to the Federal Trade Commission (the “FTC”) in connection with filings made by us and Dr. Hsiao, our Vice Chairman of the Board and Chief Technical Officer, under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (“HSR Act”).
In October 2013, we entered into an agreement with ARNO pursuant to which we invested $2.0 million as part of an approximate $30 million financing. In exchange for our investment, we received 833,333 shares of ARNO common stock, one-year warrants to purchase 833,333 shares of ARNO common stock, for $2.40 a share and five-year warrants to purchase an additional 833,333 shares of ARNO common stock for $4.00 a share. Other investors participating in the private financing included Frost Gamma Investments Trust, a trust affiliated with Dr. Frost, Hsu Gamma Investment, L.P., an entity affiliated with Dr. Hsiao, and other members of our board of directors and management. In connection with the transaction, ARNO agreed that for so long as we continue to hold at least 3% of the total number of outstanding shares of ARNO’s common stock on a fully-diluted basis, we will have the right to appoint a non-voting observer to attend all meetings of ARNO’s board of directors and we shall have a right of first negotiation that provides us with exclusive rights to negotiate with ARNO for a 45-day period regarding any potential strategic transactions that ARNO’s board of directors elects to pursue.
In October 2013, we made an investment in Zebra pursuant to which we acquired 840,000 shares of Zebra’s Series A-2 Preferred stock for $2.0 million. Zebra is a privately held biotechnology company focused on the discovery and development of biosuperior antibody therapeutics and complex drugs. Zebra’s patented platform is an advanced version of a core technology developed at The Scripps Research Institute (“TSRI”) by Dr. Lerner (the “TSRI Technology”). Zebra acquired the license to the TSRI Technology from a third party who had licensed such rights from TSRI. In connection with its acquisition of rights to the TSRI Technology, Zebra agreed to make certain research funding payments to Dr. Lerner’s laboratory at TSRI to further support development of the TSRI Technology. Dr. Lerner also participated in the Series A-2 Preferred Stock financing on the same financial terms as the Company. Each of Drs. Frost and Lerner serve as members of the board of directors and scientific consultants to Zebra. After the closing, we own 23.5% of the Series A-2 Preferred stock issued and outstanding by Zebra. Each of Drs. Frost and Lerner received 900,000 restricted shares of Zebra common stock in connection with their roles as founders and scientific consultants to Zebra. Dr. Frost gifted his 900,000 shares of Zebra restricted common stock to OPKO.

Effective May 1, 2013, we entered into an agreement with Dr. Hsiao pursuant to which we have the right to utilize approximately 5,000 square feet of laboratory space in Taiwan, inclusive of any and all utility costs, taxes and building maintenance fees. In addition, Dr. Hsiao provides certain other services to us relating to government grant work in Taiwan, as well as the coordination of work flow between the our U.S. and Taiwanese operations.  The term of the agreement is for five years and obligates us to pay Dr. Hsiao approximately $60,000 annually.
In August 2013, we acquired PROLOR pursuant to an Agreement and Plan of Merger dated as of April 23, 2013 in an all-stock transaction.  Until completion of the acquisition, Dr. Frost was PROLOR’s Chairman of the Board and a greater than 5% stockholder of PROLOR. Dr. Hsiao and Mr. Rubin were also directors and less than 5% stockholders of PROLOR.
In January 2013, we entered into the 2033 Senior Notes, with the Purchasers for the sale of $175.0 million aggregate principal amount of 2033 Senior Notes in a private placement in reliance on exemptions from registration under the Securities Act. The Purchasers of the 2033 Senior Notes include Frost Gamma Investments Trust, a trust affiliated with Dr. Frost, and Hsu Gamma Investment, L.P., an entity affiliated with Dr. Hsiao. The 2033 Senior Notes were issued on January 30, 2013.
In December 2012, we entered into a five-year lease agreement with AVI Properties, LLC (“AVI”), an entity affiliated with Dr. Jonathan Oppenheimer, who previously served as OPKO Lab’s Chief Executive Officer and currently serves as Strategic Director. The lease is for approximately 44,000 square feet of laboratory and office space in Nashville, Tennessee, where OPKO Lab is based. The lease provides for payments of approximately $18 thousand per month in the first year, increasing annually if the consumer price index exceeds 5%, plus applicable sales tax. In addition to the rent, we pay a portion of operating expenses, property taxes and parking.
During the years ended December 31, 2013, and 2012, FineTech recorded revenue of $0.3 million and $0.2 million, respectively, for the sale of APIs to Teva Pharmaceutical Industries, Limited (“Teva”). Dr. Frost serves as the Chairman of the Board of Directors of Teva.
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
In February 2012, we purchased from BZNE $1.7 million of 10% secured convertible promissory notes (the “BZNE Notes”), convertible into BZNE common stock at a price equal to $0.20 per common share, which BZNE Notes are due and payable on February 24, 2014 and ten year warrants to purchase 8.5 million shares of BZNE common stock at an exercise price of $0.40 per share. Mr. Roberto Prego Novo was the Chairman of BZNE until approximately January 2014 and presently serves as a consultant to us. Dr. Frost and Mr. Prego Novo previously invested in BZNE in February and March, 2011. On May 16, 2011, BZNE acquired the assets and assumed the liabilities of Aero Pharmaceuticals, Inc. (“Aero”) in exchange for which BZNE issued an aggregate of 8,331,396 shares of its restricted common stock to Aero. On September 21, 2011, BZNE issued an additional 13,914 shares to Aero due to the late filing of a registration statement. Prior to the transaction, Dr. Frost, through the Gamma Trust, beneficially owned approximately 46% of Aero’s issued and outstanding capital stock; Mr. Prego Novo owned approximately 23% of Aero’s issued and outstanding capital stock through Olyrca Trust; and Dr. Hsiao beneficially owned approximately 12% of Aero’s issued and outstanding stock. Each of Drs. Frost and Hsiao and Mr. Prego Novo beneficially owned approximately 9.2%, 1.7%, and 8.2% of BZNE, respectively, following the purchase of Aero by BZNE. Mr. Rubin beneficially owns less than 1% of BZNE as a result of his prior ownership of Aero shares. In April 2012 and June 2012, Dr. Frost, through the Gamma Trust, also made loans to BZNE in the principal amounts of $0.3 million and $0.1 million, respectively, which were initially secured by a first priority lien on a particular BZNE receivable. The notes to Gamma Trust were subsequently amended and Gamma Trust no longer holds a security interest in the BZNE receivables.
In December 2013, we converted the BZNE Notes into approximately 10 million shares of BZNE common stock. In July 2012, we exercised the BZNE Warrants utilizing the net exercise feature and received approximately 7,700,000 shares of

BZNE common stock. The BZNE Notes were secured pursuant to a security agreement by a first priority lien in the assets of BZNE, including the stock of its subsidiaries. We also entered into a license agreement pursuant to which we acquired a world-wide license for the development and commercialization of products utilizing BZNE’s proprietary drug delivery technology, including a technology called QuSomes, exclusively for OPKO in the field of ophthalmology and non-exclusive for all other therapeutic fields, subject in each case to certain excluded products.

On January 2, 2014, BZNE sold substantially all of its operating assets, including its QuSomes technology, to MusclePharm Corporation (OTCQB: MSLP), an international, award-winning sports nutrition company (“Musclepharm”)
in exchange for 1.2 million shares of Musclepharm’s common stock.  Effective January 3, 2014, BZNE completed a merger with Cocrystal, another entity in which we have an equity investment. In connection with the merger, BZNE issued to Cocrystal’s security holders 1,000,000 shares of BZNE Series B Convertible Preferred Stock (“Series B”). The Series B shares: (i) automatically convert into shares of BZNE’s common stock at a rate of 205.08308640 shares for each share of Series B at such time that BZNE has sufficient authorized capital, (ii) are entitled to vote on all matters submitted to shareholders of BZNE and vote on an as converted basis and (iii) have a nominal liquidation preference. Effective January 16, 2014, we invested an additional $.5 million in BZNE as part of a $2.75 million private placement and received 1 million shares of common stock and 1 million 10-year warrants exercisable at $0.50 per share.
In August 2011, we made an investment in Neovasc. Dr. Frost and other members of our management are shareholders of Neovasc. Prior to the investment, Dr. Frost beneficially owned approximately 36% of Neovasc, Dr. Hsiao owned approximately 6%, and Mr. Rubin owned less than 1%. Dr. Hsiao and Mr. Rubin also serve on the board of directors of Neovasc.
In November 2010, we made an investment in Fabrus. In exchange for the investment, we acquired approximately 13% of Fabrus on a fully diluted basis. Our investment was part of a $2.1 million financing for Fabrus. Other investors participating in the financing include the Gamma Trust and Hsu Gamma. In connection with the financing, Drs. Frost and Hsiao joined the Fabrus Board of Managers. Dr. Lerner owns approximately 5% of Fabrus. Mr. Vaughn Smider, Founder and CEO of Fabrus, is an Assistant Professor at TSRI. Dr. Frost served as a Trustee for TSRI until November 2012, and Dr. Lerner served as President of TSRI until December 2011. In October 2013, we made loans totaling $0.1 million to Fabrus, which loans are due and payable in January, 2014 and accrue interest as a rate of 7% per annum.
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
Effective in September 2009, we entered into an agreement pursuant to which we invested $2.5 million in Cocrystal in exchange for 1,701,723 shares of Cocrystal’s Convertible Series A Preferred Stock. A group of investors, led by the Frost Group LLC, which is an entity controlled by Dr. Frost, Dr. Hsaio and Mr. Rubin, (the “Cocrystal Investors”), previously invested $5.0 million in Cocrystal, and agreed to invest an additional $5.0 million payable in two equal installments in September 2009 and March 2010. As a result of an amendment to the Cocrystal Investors’ agreements dated June 9, 2009, we, rather than the Cocrystal Investors, made the first installment investment ($2.5 million) on September 21, 2009. As discussed above, effective January 2014, Cocrystal completed a merger with BZNE.
In June 2009, we entered into a stock purchase agreement with Sorrento, pursuant to which we invested $2.3 million in Sorrento Therapeutics, Inc. (“Sorrento”). In exchange for the investment, we acquired approximately one-third of the outstanding common shares of Sorrento and received a fully-paid, exclusive license to the Sorrento antibody library for the discovery and development of therapeutic antibodies in the field of ophthalmology. On September 21, 2009, Sorrento entered into a merger transaction with Quikbyte Software, Inc. (“Quikbyte”). Prior to the merger transaction, certain investors, including Dr. Frost and other members of our management group, made an investment in Quikbyte. Dr. Lerner serves as a consultant and scientific advisory board member to Sorrento and owns less than one percent of its shares. In December 2013, we completed the sale of our stake in Sorrento and recorded a gain on the sale of $17.2 million and other income of $2.7 million related to an early termination fee under a license agreement with Sorrento.
In November 2007, we entered into an office lease with Frost Real Estate Holdings, LLC (“Frost Holdings”), an entity affiliated with Dr. Frost. The lease was for approximately 8,300 square feet of space in an office building in Miami, Florida, where our principal executive offices are located. The lease provided for payments of approximately $18 thousand per month in the first year increasing annually to $24 thousand per month in the fifth year, plus applicable sales tax. The rent was inclusive of operating expenses, property taxes and parking. The rent for the first year was reduced to reflect a $30 thousand credit for the costs of tenant improvements. In August 2012, we entered into a six-month extension on the same terms as the 2007 expiring lease and in February 2013, we agreed to extend the lease on a month-to-month basis. Effective January 1, 2014, we entered into a new lease agreement with Frost Holdings for approximately 11,000 square feet of space. The lease provides for payments of approximately $30 thousand per month in the first year increasing annually to $34 thousand per month in the fifth year, plus applicable sales tax. As in the original lease, the rent is inclusive of operating expenses, property taxes and parking. The rent will be reduced by $155,200 for the cost of tenant improvements, of which approximately $68 thousand will be credited against rent payments over a period of 12 months.
We reimburse Dr. Frost for Company-related use by Dr. Frost and our other executives of an airplane owned by a company that is beneficially owned by Dr. Frost. We reimburse Dr. Frost in an amount equal to the cost of a first class airline ticket between the travel cities for each executive, including Dr. Frost, traveling on the airplane for Company-related business. We do not reimburse Dr. Frost for personal use of the airplane by Dr. Frost or any other executive; nor do we pay for any other fixed or variable operating costs of the airplane. For the years ended December 31, 2013, 2012, and 2011, we reimbursed Dr. Frost approximately $93 thousand, $203 thousand, and $170 thousand, respectively, for Company-related travel by Dr. Frost and other OPKO executives.
Note 13 Employee Benefit Plans
Effective January 1, 2007, the OPKO Health Savings and Retirement Plan (the “Plan”) permits employees to contribute up to 50% of qualified pre-tax annual compensation up to annual statutory limitations. The discretionary company match for employee contributions to the Plan is 100% up to the first 4% of the participant’s earnings contributed to the Plan. Our matching contributions to the Plan were approximately $0.5 million, $0.3 million and $0.2 million for the years ended December 31, 2013, 2012, and 2011 respectively.

Note 14 Commitments and Contingencies
In connection with our acquisitions of CURNA, OPKO Diagnostics, FineTech, Farmadiet, and Cytochroma, we agreed to pay future consideration to the sellers upon the achievement of certain events. As a result, as of December 31, 2013, we recorded $71.6 million as contingent consideration, with $28.0 million recorded within Accrued expenses and $43.6 million recorded within Other long-term liabilities in the accompanying Consolidated Balance Sheets. Refer to Note 5.
On April 29, 2013, we were named in a putative class action filed in the Eighth Judicial District Court in and for Clark County, Nevada against PROLOR, the members of the PROLOR Board of Directors, individually (including Drs. Frost and Hsiao and Steven Rubin), and the Company. From May 1, 2013 through May 6, 2013, we were named in an additional five putative class actions suits filed in the Eighth Judicial District Court in and for Clark County, Nevada against the same defendants. On July 17, 2013, these suits were consolidated, for all purposes, into an amended class action complaint, and on or around October 25, 2013, the plaintiffs filed a second amended consolidated class action complaint. The lawsuit is brought by purported holders of PROLOR’s common stock, both individually and on behalf of a putative class of PROLOR’s stockholders, asserting claims that PROLOR’s Board of Directors breached its fiduciary duties in connection with the merger by purportedly failing to maximize stockholder value, that PROLOR and its Board of Directors failed to disclose material information to PROLOR’s stockholders, and that the Company aided and abetted the alleged breaches of fiduciary duty. The lawsuit seeks monetary damages, including increased consideration to PROLOR’s stockholders, equitable relief, including, among other things, rescission of the Merger Agreement along with rescissionary damages, and an award of all costs, including reasonable attorneys’ fees. The Company denies the allegations and intends to vigorously defend the actions. It is too early to assess the probability of a favorable or unfavorable outcome or the loss or range of loss, if any.
In December 31, 2013, we entered into a settlement agreement with Adrian Goldstein, M.D., a former employee of OPKO Lab, resolving all claims between OPKO Lab and Dr. Goldstein. On November 27, 2012, Dr. Goldstein had filed a complaint for declaratory judgment and alleged breach of contract against OPKO Lab in the Chancery Court for Davidson County, Tennessee, asserting that OPKO Lab breached his employment agreement and owed him additional compensation and further compensation for the value of OPKO Lab under a “compensation for sale” provision set forth in his employment agreement. The settlement did not have a material impact on our results of operations or financial condition.
In October 2012, we received a letter from counsel to Optos, Inc., (“Optos”) making certain indemnity claims against us in connection with the sale of our ophthalmic instrumentation business. In October 2013, we entered into a settlement agreement with Optos that resulted in payments to us and resolved all pending claims between the parties, including a termination of future royalty obligations from Optos to us.
In July 2012, OPKO Lab received a letter from AdvanceMed Corporation (“AdvanceMed”) regarding a post-payment review conducted by AdvanceMed (the “Post-Payment Review Letter”). The Post-Payment Review Letter originated with a post payment review audit by AdvanceMed of 183 claims submitted by OPKO Lab to the Medicare program. OPKO Lab believes that its billing practices were appropriate and it is following the appeal process set forth by Medicare. OPKO Lab received a partially favorable determination, which reduced the amount of the alleged overpayment, and it continues to appeal the remaining alleged overpayments. No assurances can be given about the outcome of the appeal.
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
Note 15 Strategic Alliances
We plan to develop a portfolio of product candidates through a combination of internal development and external partnerships. In December 2010, we entered into a definitive agreement granting TESARO exclusive rights to the development, manufacture, commercialization and distribution of rolapitant and a related compound. Refer to Note 3. We have also completed strategic deals with the UT Southwestern, Washington University, INEOS Healthcare, TSRI, the President and Fellows of Harvard College, and Academia Sinica, among others. In connection with these license agreements, upon the achievement of certain milestones we are obligated to make certain payments and have royalty obligations upon sales of products developed under the license agreements. At this time, we are unable to estimate the timing and amounts of payments as the obligations are based on future development of the licensed products.

Note 16 Leases
We conduct certain of our operations under operating lease agreements. Rent expense under operating leases from continuing operations was approximately $1.9 million, $1.3 million, and $0.7 million for the years ended December 31, 2013, 2012, and 2011, respectively.
As of December 31, 2013, the aggregate future minimum lease payments under all non-cancelable operating leases with initial or remaining lease terms in excess of one year are as follows:

Year Ending	(In thousands)
2014	$2,660
2015	1,841
2016	1,565
2017	951
2018	566
Thereafter	—
Total minimum lease commitments	$7,583

Note 17 Segments
We currently manage our operations in two reportable segments: pharmaceuticals and diagnostics. The pharmaceuticals segment consists of two operating segments, our (i) pharmaceutical research and development segment, which is focused on the research and development of pharmaceutical products and vaccines, and (ii) the pharmaceutical operations we acquired in Chile, Mexico, Israel, Spain and Brazil. The diagnostics segment consists of two operating segments, our (i) pathology operations we acquired through the acquisition of OPKO Lab and (ii) point-of-care and molecular diagnostics operations. There are no inter-segment sales. We evaluate the performance of each segment based on operating profit or loss. There is no inter-segment allocation of interest expense and income taxes.

Information regarding our operations and assets for our operating segments and the unallocated corporate operations as well as geographic information are as follows:

	For the years ended December 31,
(In thousands)	2013	2012	2011
Product revenues:
Pharmaceuticals	$68,161	$45,295	$27,844
Diagnostics	—	—	—
Corporate	—	—	—
	$68,161	$45,295	$27,844
Revenue from services:
Pharmaceuticals	$—	$—	$—
Diagnostics	10,833	395	—
Corporate	825	1,354	135
	$11,658	$1,749	$135
Revenue from transfer of intellectual property:
Pharmaceuticals	$15,160	$—	$—
Diagnostics	1,551	—	—
Corporate	—	—	—
	$16,711	$—	$—
Operating loss from continuing operations:
Pharmaceuticals	$(29,809)	$(6,797)	$(3,668)
Diagnostics	(22,199)	(14,259)	(3,984)
Corporate	(24,473)	(15,628)	(15,537)
Less: Operating loss attributable to noncontrolling interests	(3,151)	(585)	—
	$(79,632)	$(37,269)	$(23,189)
Depreciation and amortization:
Pharmaceuticals	$8,234	$6,367	$2,804
Diagnostics	6,833	3,614	856
Corporate	149	179	170
	$15,216	$10,160	$3,830
Net loss from investment in investees:
Pharmaceuticals	(11,456)	(2,062)	(1,589)
Diagnostics	—	—	—
Corporate	—	—	—
	$(11,456)	$(2,062)	$(1,589)
Revenues:
U.S.	$28,369	$1,749	$135
Chile	31,650	26,514	21,466
Spain	18,800	6,124	—
Israel	13,252	7,655	—
Mexico	4,459	5,002	6,378
	$96,530	$47,044	$27,979

(In thousands)	December 31, 2013	December 31, 2012
Assets:
Pharmaceuticals	$1,065,033	$142,299
Diagnostics	116,944	112,422
Corporate	209,539	35,109
	$1,391,516	$289,830
Goodwill:
Pharmaceuticals	$175,408	$32,844
Diagnostics	50,965	47,606
Corporate	—	—
	$226,373	$80,450
During the years ended December 31, 2013 and 2012, no customer represented more than 10% of our total revenue. During the year ended December 31, 2011, one customer represented 17% of our product revenue. As of December 31, 2013 and 2012, no customer represented more than 10% of our accounts receivable balance.
Note 18 Fair Value Measurements
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
A summary of our investments classified as available for sale, and carried at fair value, is as follows:

	As of December 31, 2013
(In thousands)	Amortized Cost	Gross unrealized gains in Accumulated OCI	Gross unrealized losses in Accumulated OCI	Gain/(Loss) in Accumulated Deficit	Fair value
Common stock investments, available for sale	$3,376	$2,698	$—	$—	$6,074
Common stock options/warrants	925	1,041	—	4,022	5,988
Total assets	$4,301	$3,739	$—	$4,022	$12,062

	As of December 31, 2012
(In thousands)	Amortized Cost	Gross unrealized gains in Accumulated OCI	Gross unrealized losses in Accumulated OCI	Gain/(Loss) in Accumulated Deficit	Fair value
Common stock investments, available for sale	$2,051	$6,185	$—	$—	$8,236
BZNE Note and conversion feature	1,700	53	—	287	2,040
Common stock options	925	293	—	176	1,394
Common stock warrants	659	194	—	(375)	478
Total assets	$5,335	$6,725	$—	$88	$12,148
Any future fluctuation in fair value related to these instruments that is judged to be temporary, including any recoveries of previous write-downs, will be recorded in Accumulated other comprehensive income or loss. If we determine that any future valuation adjustment was other-than-temporary, we will record a loss during the period such determination is made.
As of December 31, 2013, we have money market funds that qualify as cash equivalents, forward contracts for inventory purchases (Refer to Note 19) and contingent consideration related to the acquisitions of CURNA, Inc. (“CURNA”), Claros Diagnostics, Inc. (“OPKO Diagnostics”), FineTech Pharmaceuticals, Ltd. (“FineTech”), Farmadiet, and Cytochroma that are required to be measured at fair value on a recurring basis. In addition, in connection with our investment and our consulting agreement with Neovasc, we record the related Neovasc options and warrants at fair value as well as the derivative instruments related to our transactions with Pharmsynthez.
Our financial assets and liabilities measured at fair value on a recurring basis are as follows:

	Fair value measurements as of December 31, 2013
(In thousands)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Assets:
Money market funds	$168,418	$—	$—	$168,418
Certificates of deposit	—	827	—	827
Pharmsynthez Notes Receivable & Purchase Option	—	6,151	—	6,151
Common stock investments, available for sale	6,074	—	—	6,074
Common stock options/warrants	—	5,988	—	5,988
Forward contracts	—	49	—	49
Total assets	$174,492	$13,015	$—	$187,507
Liabilities:
Embedded conversion option	—	—	101,087	101,087
Deferred acquisition payments, net of discount	—	—	5,465	5,465
Contingent consideration:
CURNA	—	—	573	573
OPKO Diagnostics	—	—	13,776	13,776
FineTech	—	—	3,124	3,124
Cytochroma	—	—	53,092	53,092
Farmadiet	—	—	1,043	1,043
Total liabilities	$—	$—	$178,160	$178,160

	Fair value measurements as of December 31, 2012
(In thousands)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Assets:
Money market funds	$18,716	$—	$—	$18,716
Certificates of deposit	—	820	—	820
Common stock investments, available for sale	8,236	—	—	8,236
BZNE Note and conversation feature	—	—	2,040	2,040
Neovasc common stock options	—	1,394	—	1,394
Neovasc common stock warrants	—	478	—	478
Total assets	$26,952	$2,692	$2,040	$31,684
Liabilities:
Forward contracts	$—	$10	$—	$10
Deferred acquisition payments, net of discount	—	—	10,103	10,103
Contingent consideration:
CURNA	—	—	510	510
OPKO Diagnostics	—	—	12,974	12,974
FineTech	—	—	5,262	5,262
Farmadiet	—	—	1,310	1,310
Total liabilities	$—	$10	$30,159	$30,169
The carrying amount and estimated fair value of our long-term debt, as well as the applicable fair value hierarchy tiers, are contained in the table below. The fair value of the 2033 Senior Notes is determined using a binomial lattice approach in order to estimate the fair value of the embedded derivative in the 2033 Senior Notes. Refer to Note 6.

	December 31, 2013
(In thousands)	Carrying Value	Total Fair Value	Level 1	Level 2	Level 3
2033 Senior Notes	$110,825	$116,993	$—	$—	$116,993
As of December 31, 2013 and 2012, the carrying value of our other assets and liabilities approximates their fair value due to their short-term nature.
The following tables reconcile the beginning and ending balances of our Level 3 assets and liabilities as of December 31, 2013 and 2012:

	December 31, 2013
(In thousands)	BZNE Note and conversion feature	Contingent consideration	Deferred acquisition payments, net of discount	Embedded conversion option
Balance at December 31, 2012	$2,040	$20,056	$10,103	$—
Additions	—	47,710	—	59,204
Total losses (gains) for the period:
Included in results of operations	—	6,947	829	43,082
Foreign currency remeasurement		31
Conversion	(2,040)	—	—	(1,199)
Payments	—	(3,124)	(5,448)	—
Balance at December 31, 2013	$—	$71,620	$5,484	$101,087

	December 31, 2012
(In thousands)	BZNE Note and conversion feature	Contingent consideration	Deferred acquisition payments, net of discount
Balance at December 31, 2011	$—	$18,002	$—
Additions	1,700	1,234	9,673
Total losses (gains) for the period:
Included in results of operations	1,563	820	430
Included in Other comprehensive loss	53	—	—
Transfer out to equity method investment	(1,276)	—	—
Balance at December 31, 2012	$2,040	$20,056	$10,103
The estimated fair values of our financial instruments have been determined by using available market information and what we believe to be appropriate valuation methodologies. We use the following methods and assumptions in estimating fair value:
BZNE Notes and conversion feature - The stock market activity in BZNE does not represent an active market and as such, we determined the fair market value utilizing a business enterprise valuation approach in order to determine the fair value of our investment. The most significant assumptions are the projected revenue growth and operating income (loss). The impact of a change in any of our significant underlying assumptions +/-1% would not result in a materially different fair value. We converted the BZNE Notes into common stock in December 2013.
Contingent consideration – We estimate the fair value of the contingent consideration utilizing a discounted cash flow model for the expected payments based on estimated timing and expected revenues. We use several discount rates depending on each type of contingent consideration related to FineTech, OPKO Diagnostics, CURNA, Farmadiet and Cytochroma transactions. The discount rates used range from 6% to 27% and were based on the weighted average cost of capital for those businesses. If the discount rates were to increase by 1%, on each transaction, the contingent consideration would decrease by $1.7 million. If estimated future sales were to decrease by 10%, the contingent consideration related to CURNA, FineTech and Cytochroma would decrease by $0.7 million. As of December 31, 2013, of the $71.6 million of contingent consideration, $28.0 million is recorded in Accrued expenses and $43.6 million is recorded in Other long-term liabilities. As of December 31, 2012, of the $20.1 million of contingent consideration, $5.1 million is recorded in Accrued expenses and $15.0 million is recorded in Other long-term liabilities.
Deferred payments – We estimate the fair value of the deferred payments utilizing a discounted cash flow model for the expected payments.
Embedded conversion option – We estimate the fair value of the embedded conversion option related to the 2033 Senior Notes using a binomial lattice model. Refer to Note 6 for detail description of the binomial lattice model and the fair value assumptions used.
Pharmsynthez Note Receivable and Purchase Option - We determined the fair value of the Pharmsynthez Note Receivable and Purchase Option using a number of Black-Scholes scenarios simulating changes in Pharmsynthez’s common stock price.

Note 19 Derivative Contracts
The following table summarizes the fair values and the presentation of our derivative financial instruments in the Consolidated Balance Sheets:

(In thousands)	Balance Sheet Component	December 31, 2013	December 31, 2012
Derivative financial instruments:
Pharmsynthez Note Receivable and Purchase Option	Prepaid expenses and other current assets	$6,151	$—
Common stock options/warrants	Investments, net	$5,988	$1,872
Embedded conversion option	3.00% convertible senior notes, net of discount and estimated fair value of embedded derivatives	$101,087	$—
Forward contracts (1)	Current portion of lines of credit and notes payable	$1,585	$1,294

(1)	The loss on forward contracts is recorded in Accrued expenses. The gain on the forward contracts is recorded in Prepaid expenses and other current assets.
We enter into foreign currency forward exchange contracts to cover the risk of exposure to exchange rate differences arising from inventory purchases on letters of credit. Under these forward contracts, for any rate above or below the fixed rate, we receive or pay the difference between the spot rate and the fixed rate for the given amount at the settlement date.
To qualify the derivative instrument as a hedge, we are required to meet strict hedge effectiveness and contemporaneous documentation requirements at the initiation of the hedge and assess the hedge effectiveness on an ongoing basis over the life of the hedge. At December 31, 2013 and 2012, our derivative financial instruments do not meet the documentation requirements to be designated as hedges. Accordingly, we recognize the changes in Fair value of derivative instruments, net in our Consolidated Statements of Operations. The following table summarizes the (losses) and gains recorded during the three and years ended December 31, 2013 and 2012:

	For the years ended December 31,
(In thousands)	2013	2012	2011
Derivative gain (loss):
Pharmsynthez Note Receivable and Purchase Option	$1,936	$—	$—
Common stock options/warrants and BZNE Note conversion feature (1)	4,608	1,350	(77)
Notes	(43,082)	—	—
Forward contracts	49	(10)	38
Total	$(36,489)	$1,340	$(39)

(1)	BZNE Note conversion feature for 2012 only

The outstanding forward contracts at December 31, 2013 and 2012 have been recorded at fair value and their maturity details are as follows:

(In thousands) Days until maturity	Contract value	Fair value at December 31, 2013	Effect on income (loss)
0 to 30	$472	$489	$17
31 to 60	562	579	18
61 to 90	503	517	14
91 to 120	—	—	—
121 to 180	—	—	—
More than 180	—	—	—
Total	$1,537	$1,585	$49

(In thousands) Days until maturity	Contract value	Fair value at December 31, 2012	Effect on income (loss)
0 to 30	$—	$—	$—
31 to 60	581	577	(4)
61 to 90	341	339	(2)
91 to 120	212	210	(2)
121 to 180	170	168	(2)
More than 180	—	—	—
Total	$1,304	$1,294	$(10)
Note 20 Selected Quarterly Financial Data (Unaudited)

	For the 2013 Quarters Ended
(In thousands, except per share data)	March 31	June 30	September 30	December 31
Total revenues	$31,376	$23,821	$20,641	$20,692
Total costs and expenses	38,149	41,805	39,650	56,558
Net loss	(34,763)	(4,353)	(60,801)	(17,429)
Net loss attributable to common shareholders	(34,635)	(3,394)	(59,998)	(16,800)
(Loss) income per share, basic and diluted:	$(0.11)	$(0.01)	$(0.16)	$(0.04)

	For the 2012 Quarters Ended
(In thousands, except per share data)	March 31	June 30	September 30	December 31
Total revenues	$8,777	$10,211	$11,795	$16,261
Total costs and expenses	17,624	19,552	21,163	25,974
Net loss	(8,611)	(10,244)	(9,646)	(1,039)
Net loss attributable to common shareholders	(9,171)	(10,805)	(10,206)	(1,106)
(Loss) income per share, basic and diluted:	$(0.03)	$(0.04)	$(0.03)	$—
Due to rounding, the quarterly per share amounts may not mathematically compute to the annual amount.

Note 21 Subsequent Events
We have reviewed all subsequent events and transactions that occurred after the date of our December 31, 2013 Consolidated Balance Sheet date, through the time of filing this Annual Report on Form 10-K.
ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.

ITEM 9A.     CONTROLS AND PROCEDURES.
Disclosure Controls and Procedures
The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Securities and Exchange Commission (“SEC”) Rule 13a-15(e) as of December 31, 2013. Based on that evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2013.
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
Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2013, based on the 1992 framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As permitted, our management’s assessment of and conclusion on the effectiveness of our internal controls did not include the internal controls of PROLOR Biotech, Inc. (“PROLOR”), because it was acquired by us in business combinations during the third quarter of fiscal 2013. PROLOR’s assets constituted $734.4 million and $573.5 million of total and net assets, respectively, as of December 31, 2013 and $0 and $13.2 million of revenues and net loss, respectively, for the year ended December 31, 2013 as a result of the closing of the acquisition on August 29, 2013.
Based on our evaluation under the 1992 framework in Internal Control-Integrated Framework, management concluded that our Company has a material weakness in internal control over financial reporting as of December 31, 2013. The material weakness in internal control over financial reporting relates to the Company’s financial statement close process at its Chilean subsidiary due to the lack of sufficient controls to assure that inventory and accounts receivable balances are recoded correctly in accordance with U.S. generally accepted accounting principles. As a result, our internal controls over financial reporting were not effective at December 31, 2013. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness identified during management’s assessment could result in a material misstatement of significant accounts or disclosures that would result in a material misstatement to our interim or annual financial statements that would not be prevented or detected. Notwithstanding the identified material weakness, management believes the consolidated financial statements included in this Annual Report on Form 10-K fairly represent in all material respects our financial condition, results of operations and cash flows at and for the periods presented in accordance with U.S. generally accepted accounting principles.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2013 has been audited by Ernst & Young LLP, our independent registered public accounting firm, and its attestation report thereon is included in Item 8. Ernst & Young LLP also audited our consolidated financial statements included in this Annual Report on Form 10-K, as stated in its report which appears with our accompanying consolidated financial statements.
Changes to the Company’s Internal Control Over Financial Reporting
In connection with the Farmadiet Group Holding, S.L. (“Farmadiet”), SciVac Ltd, formerly SciGen (I.L.) Ltd (“SciVac”), OPKO Lab, LLC, formerly Prost-Data, Inc. (“OPKO Lab”), Cytochroma Inc. (“Cytochroma”) and PROLOR acquisitions in August 2012, October 2012, December 2012, March 2013 and August 2013, respectively, we began implementing standards and procedures at Farmadiet, SciVac, OPKO Lab, Cytochroma and PROLOR, including upgrading and establishing controls over accounting systems, and adding employees and consultants who are trained and experienced in the preparation of financial statements in accordance with U.S. GAAP to ensure that we have in place appropriate internal control over financial reporting at Farmadiet, SciVac, OPKO Lab, Cytochroma and PROLOR. These changes to the Company’s internal control over financial reporting that occurred during the Company’s fourth fiscal quarter of 2013 have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.     OTHER INFORMATION.
None.

PART III
The information required in Items 10 (Directors, Executive Officers and Corporate Governance), Item 11 (Executive Compensation), Item 12 (Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters), Item 13 (Certain Relationships and Related Transactions, and Director Independence), and Item 14 (Principal Accounting Fees and Services) is incorporated by reference to the Company’s definitive proxy statement for the 2014 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of December 31, 2013.

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

	(3)	Exhibits: See below.

Exhibit Number	Description
1.1(13)	Underwriting Agreement, dated March 9, 2011, by and among OPKO Health, Inc., Jefferies & Company, Inc. and J.P. Morgan Securities LLC, as representatives for the underwriters named therein.

2.1(1)
Merger Agreement and Plan of Reorganization, dated as of March 27, 2007, by and among Acuity Pharmaceuticals, Inc., Froptix Corporation, eXegenics, Inc., e-Acquisition Company I-A, LLC, and e-Acquisition Company II-B, LLC.

2.2(4)+	Securities Purchase Agreement, dated May 6, 2008, among Vidus Ocular, Inc., OPKO Instrumentation, LLC, OPKO Health, Inc., and the individual sellers and noteholders named therein.

2.3(10)
Purchase Agreement, dated February 17, 2010, among Ignacio Levy García and José de Jesús Levy García, Inmobiliaria Chapalita, S.A. de C.V., Pharmacos Exakta, S.A. de C.V., OPKO Health, Inc., OPKO Health Mexicana S. de R.L. de C.V., and OPKO Manufacturing Facilities S. de R.L. de C.V.

2.4(15)	Agreement and Plan of Merger, dated January 28, 2011, among CURNA Inc., KUR, LLC, OPKO Pharmaceuticals, LLC, OPKO CURNA, LLC, and certain individuals named therein.

2.5(16)
Agreement and Plan of Merger, dated October 13, 2011, by and among OPKO Health, Inc., Claros Merger Subsidiary, LLC, Claros Diagnostics, Inc., and Ellen Baron, Marc Goldberg and Michael Magliochetti on behalf of the Shareholder Representative Committee.

2.6(18)+	Stock Purchase Agreement, dated December 20, 2011, by and among FineTech Pharmaceutical Ltd., Arie Gutman, OPKO Holdings Israel Ltd., and OPKO Health, Inc.

2.7(19)
Stock Purchase Agreement, dated January 20, 2012, by and among OPKO Health, Inc., OPKO Chile S.A., Samuel Alexandre Arama, Inversiones SVJV Limitada, Bruno Sergiani, Inversiones BS Limitada, Pierre-Yves LeGoff, and Inversiones PYTT Limitada.

2.8(20)+	Stock Purchase Agreement, dated August 2, 2012, by and among Farmadiet Group Holding, S.L., the Sellers party thereto, and Shebeli XXI, S.L.U.

2.9(22)+
Agreement and Plan of Merger, dated October 18, 2012, by and among Prost-Data, Inc. d/b/a OurLab, Our Labs, Endo Labs and Gold Lab, Jonathan Oppenheimer, M.D., OPKO Health, Inc., OPKO Laboratories Inc., and OPKO Labs, LLC.

2.10(23)+
Share Purchase Agreement, dated January 8, 2013, by among Cytochroma Inc., Cytochroma Holdings ULC, Cytochroma Canada Inc., Cytochroma Development Inc., Proventiv Therapeutics, LLC, Cytochroma Cayman Islands, Ltd., OPKO Health, Inc., and OPKO IP Holdings, Inc.

2.11(24)	Asset Purchase Agreement, dated March 1, 2013, by and among RXi Pharmaceuticals, Corporation and OPKO Health, Inc.

2.12(25)	Agreement and Plan of Merger, dated April 23, 2013, among OPKO Health, Inc., POM Acquisition Inc., and PROLOR Biotech, Inc.

3.1(28)	Amended and Restated Certificate of Incorporation.

3.2(3)	Amended and Restated By-Laws.

3.3(8)	Certificate of Designation of Series D Preferred Stock.

4.1(1)	Form of Common Stock Warrant.

4.2(8)	Form of Common Stock Warrant.

4.3(26)	Indenture, dated January 30, 2013, between OPKO Health, Inc. and Wells Fargo Bank, National Association.

10.1(1)	Form of Lockup Agreement.

10.2(1)	License Agreement, dated as of March 31, 2003, by and between the Trustees of the University of Pennsylvania, and Acuity Pharmaceuticals, Inc. (Reich/Tolentino).

10.3(1)	License Agreement, dated as of March 31, 2003, by and between the Trustees of the University of Pennsylvania, and Acuity Pharmaceuticals, Inc. (Reich/Gewirtz).

10.4(1)	First Amendment to License Agreement, dated as of August 1, 2003, by and between the Trustees of the University of Pennsylvania, and Acuity Pharmaceuticals, Inc. (Reich/Tolentino).

10.5(1)	First Amendment to License Agreement, dated as of August 1, 2003, by and between the Trustees of the University of Pennsylvania, and Acuity Pharmaceuticals, Inc. (Gewirtz).

10.6(1)	Credit Agreement, dated as of March 27, 2007, by and among eXegenics, Inc., The Frost Group, LLC, and Acuity Pharmaceuticals, LLC.

10.7(1)	Amended and Restated Subordination Agreement, dated as of March 27, 2007, by and among The Frost Group, LLC, Horizon Technology Funding Company LLC, Acuity Pharmaceuticals, LLC, and eXegenics, Inc.

10.8(3)	Share Purchase Agreement, dated April 11, 2007, by and between Ophthalmic Technologies, Inc., and eXegenics, Inc.

10.9(2)	Lease Agreement dated November 13, 2007, by and between Frost Real Estate Holdings, LLC, and the Company.

10.10(3)	Share Purchase Agreement, dated as of November 28, 2007, by and among Ophthalmic Technologies, Inc., OTI Holdings Limited, and the Shareholders named therein.

10.11(3)	Exchange and Support Agreement, dated as of November 28, 2007, by and among OPKO Health, Inc. and OTI Holdings Limited, and the holders of exchangeable shares named therein.

10.12(3)	Stock Purchase Agreement, dated December 4, 2007, by and between members of The Frost Group, LLC, and the Company.

10.13(3)*	OPKO Health, Inc. 2007 Equity Incentive Plan.

10.14(4)	Form of Director Indemnification Agreement.

10.15(4)	Form of Officer Indemnification Agreement.

10.16(5)	Stock Purchase Agreement, dated August 8, 2008 by and among the Company and the Investors named therein.

10.17(6)	Stock Purchase Agreement, dated February 23, 2009 by and between the Company and Frost Gamma Investments Trust.

10.18(6)	Promissory Note to Frost Gamma Investments Trust, dated March 4, 2009.

10.19(7)
Form of Stock Purchase Agreement for transactions between the Company and Nora Real Estate SA., Vector Group Ltd., Oracle Partners LP, Oracle Institutional Partners, LP., Chung Chia Company Limited, Gold Sino Assets Limited, and Grandtime Associates Limited.

10.20(7)	Stock Purchase Agreement, dated June 10, 2009, by and among the Company and Sorrento Therapeutics, Inc.

10.21(8)	Form of Securities Purchase Agreement Series D Preferred Stock.

10.22(9)*	Form of Restricted Share Award Agreement (Director).

10.23(9)	Cocrystal Discovery, Inc. Agreements.

10.24(12)	Stock Purchase Agreement, dated October 1, 2009, by and among the OPKO Chile Limitada and Inversones OPKO Limitada, subsidiaries of the Company, and the Sellers named therein.

10.25(11)+	Asset Purchase Agreement, dated October 12, 2009, by and between the Company and Schering Corporation.

10.26(11)	Letter Agreement, dated June 29, 2010, by and between the Company and Schering Corporation.

10.27(17)+	Exclusive License Agreement by and between the Company and TESARO, Inc. dated December 10, 2010.

10.28(14)	Amendment No. 2 to the Credit Agreement dated March 27, 2007, dated February 22, 2011, with The Frost Group, LLC.

10.29(14)	Third Amended and Restated Subordinated Note and Security Agreement, dated February 22, 2011, with The Frost Group, LLC.

10.30(16)+	Asset Purchase Agreement dated as of September 21, 2011, by and among Optos plc, Optos Inc., OPKO Health, Inc., OPKO Instrumentation, LLC, Ophthalmic Technologies, Inc., and OTI (UK) Limited.

10.31(27)	Amendment to OPKO Health, Inc. 2007 Equity Incentive Plan.

10.32(21)	Form of Note Purchase Agreement, dated as of January 25, 2013, by and among OPKO Health, Inc. and each purchaser a party thereto.

21	Subsidiaries of the Company.

23.1	Consent of Ernst & Young LLP.

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

32.1	Certification by Phillip Frost, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Juan F. Rodriguez, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Denotes management contract or compensatory plan or arrangement.

+	Certain confidential material contained in the document has been omitted and filed separately with the Securities and Exchange Commission.

(1)
Filed with the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 2, 2007, and incorporated herein by reference.Filed with the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2007 for the Company’s three-month period ended September 30, 2007, and incorporated herein by reference.

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

(9)
Filed with the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 10, 2010 for the Company’s three-month period ended March 31, 2010, and incorporated herein by reference.

(10)	Filed with the Company’s Amendment to Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 3, 2011.

(11)	Filed with the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 17, 2010.

(12)	Filed with the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 10, 2011, and incorporated herein by reference.

(13)
Filed with the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 10, 2011 for the Company’s three-month period ended March 31, 2011, and incorporated herein by reference.

(14)	Filed with the Company’s Quarterly Report on Form 10-Q/A filed with the Securities and Exchange Commission on July 5, 2011, and incorporated herein by reference.

(15)
Filed with the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 9, 2011 for the Company’s three-month period ended September 30, 2011, and incorporated herein by reference.

(16)	Filed with the Company’s Annual Report on Form 10-K/A filed with the Securities and Exchange Commission on July 28, 2011.

(17)	Filed with the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 15, 2012.

(18)
Filed with the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 10, 2012 for the Company’s three-month period ended March 31, 2012, and incorporated herein by reference.

(19)
Filed with the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 9, 2012 for the Company’s three-month period ended September 30, 2012, and incorporated herein by reference.

(20)	Filed with the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 29, 2013, and incorporated herein by reference.

(21)	Filed with the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 18, 2013.

(22)
Filed with the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 10, 2013 for the Company’s three-month period ended March 31, 2013, and incorporated herein by reference.

(23)	Filed with the Company’s Schedule 13D filed with the Securities and Exchange Commission on March 22, 2013, and incorporated herein by reference.

(24)	Filed with the Company’s Preliminary Joint Proxy Statement/Prospectus, Form S-4, with the Securities Exchange Commission on June 27, 2013, as amended, and incorporated herein by reference.

(25)	Filed with the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 5, 2013, and incorporated herein by reference.

(26)	Filed with the Company’s Current Report on Form 8-K filed with the Securities Exchange Commission on August 30, 2013, and incorporated herein by reference.

(27)
Filed with the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 12, 2013 for the Company’s three month period ended September 30, 2013, and incorporated herein by reference.

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

Signature	Title	Date
/s/ Dr. Phillip Frost, M.D.	Chairman of the Board and Chief Executive	March 3, 2014
Dr. Phillip Frost, M.D.	Officer (Principal Executive Officer)

/s/ Dr. Jane H. Hsiao	Vice Chairman and Chief Technical Officer	March 3, 2014
Dr. Jane H. Hsiao

/s/ Steven D. Rubin	Director and Executive Vice President –	March 3, 2014
Steven D. Rubin	Administration

/s/ Juan F. Rodriguez	Senior Vice President and Chief Financial Officer	March 3, 2014
Juan F. Rodriguez	(Principal Financial Officer)

/s/ Adam Logal	Vice President of Finance, Chief Accounting	March 3, 2014
Adam Logal	Officer and Treasurer (Principal Accounting Officer)

/s/ Robert Baron	Director	March 3, 2014
Robert Baron

/s/ Thomas E. Beier	Director	March 3, 2014
Thomas E. Beier

/s/ Dmitry Kolosov	Director	March 3, 2014
Dmitry Kolosov

/s/ Richard A. Lerner, M.D.	Director	March 3, 2014
Richard A. Lerner, M.D.

/s/ John A. Paganelli	Director	March 3, 2014
John A. Paganelli

/s/ Richard C. Pfenniger, Jr.	Director	March 3, 2014
Richard C. Pfenniger, Jr.

/s/ Alice Lin-Tsing Yu, M.D., Ph.D.	Director	March 3, 2014
Alice Lin-Tsing Yu, M.D., Ph.D.

EXHIBIT INDEX

Exhibit Number	Description
21	Subsidiaries of the Company.

23.1	Consent of Ernst & Young LLP.

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
 _____________________