Form 10-Q
period 2014-03-31
Opko Health, Inc.
filed 2014-05-09
CIK 944809

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014.
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):   ☐  YES    ☒  NO
As of May 1, 2014, the registrant had 413,750,781 shares of common stock outstanding.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains “forward-looking statements,” as that term is defined under the Private Securities Litigation Reform Act of 1995 (“PSLRA”), Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements include statements about our expectations, beliefs or intentions regarding our product development efforts, business, financial condition, results of operations, strategies or prospects. You can identify forward-looking statements by the fact that these statements do not relate strictly to historical or current matters. Rather, forward-looking statements relate to anticipated or expected events, activities, trends or results as of the date they are made. Because forward-looking statements relate to matters that have not yet occurred, these statements are inherently subject to risks and uncertainties that could cause our actual results to differ materially from any future results expressed or implied by the forward-looking statements. Many factors could cause our actual activities or results to differ materially from the activities and results anticipated in forward-looking statements. These factors include those described below and in “Item 1A-Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2013, and described from time to time in our other reports filed with the Securities and Exchange Commission. Except as required by law, we do not undertake any obligation to update forward-looking statements. We intend that all forward-looking statements be subject to the safe-harbor provisions of the PSLRA. These forward-looking statements are only predictions and reflect our views as of the date they are made with respect to future events and financial performance.
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

•
We have no experience manufacturing our pharmaceutical product candidates other than at one of our Israeli facilities, and at our Mexican, and Spanish facilities, and we have no experience in manufacturing our diagnostic product candidates.  We will therefore likely rely on third parties to manufacture and supply our pharmaceutical and diagnostics product candidates, and we would need to meet various standards to satisfy FDA regulations in order to manufacture on our own.

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

•	Certain elements of our business are dependent on the success of ongoing and planned phase 3 clinical trials for RayaldeeTM (CTAP101), AlpharenTM (Fermagate Tablets), and hGH-CTP.

•	Independent clinical investigators and contract research organizations that we engage to conduct our clinical trials may not be diligent, careful or timely.

•	The success of our business is dependent on the actions of our collaborative partners.

•	Our license agreement with TESARO, Inc. (“TESARO”) is important to our business. If TESARO does not successfully develop and commercialize rolapitant, our business could be adversely affected.

•	If we are unable to obtain and enforce patent protection for our products, our business could be materially harmed.

•	We do not have an exclusive arrangement in place with Dr. Tom Kodadek with respect to technology or intellectual property that may be material to our business.

•	If we are unable to protect the confidentiality of our proprietary information and know-how, the value of our technology and products could be adversely affected.

•	We rely heavily on licenses from third parties.

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

•
The conversion and redemption features of our January 2013 convertible senior notes due in 2033 are classified as embedded derivatives and may continue to result in volatility in our financial statements, including having a material impact on our result of operations and recorded derivative liability.

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
Item 1. Financial Statements
OPKO Health, Inc. and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands except share and per share data)

	March 31, 2014(1)	December 31, 2013(1)
ASSETS
Current assets:
Cash and cash equivalents	$156,396	$185,798
Accounts receivable, net	19,664	19,767
Inventory, net	18,865	18,079
Prepaid expenses and other current assets	10,347	19,084
Total current assets	205,272	242,728
Property, plant, equipment, and investment properties, net	16,881	17,027
Intangible assets, net	71,921	74,533
In-process research and development	793,339	793,341
Goodwill	226,062	226,373
Investments, net	35,697	30,653
Other assets	6,520	6,861
Total assets	$1,355,692	$1,391,516
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$14,696	$13,414
Accrued expenses	58,772	65,874
Current portion of lines of credit and notes payable	11,032	12,562
Total current liabilities	84,500	91,850
2033 Senior Notes, net of discount and estimated fair value of embedded derivatives	224,801	211,912
Other long-term liabilities, principally contingent consideration and deferred tax liabilities	215,142	214,775
Total long-term liabilities	439,943	426,687
Total liabilities	524,443	518,537
Equity:
Common Stock - $0.01 par value, 750,000,000 shares authorized; 415,346,120 and 414,818,195 shares issued at March 31, 2014 and December 31, 2013, respectively	4,154	4,148
Treasury Stock - 2,244,923 and 2,264,063 shares at March 31, 2014 and December 31, 2013, respectively	(7,300)	(7,362)
Additional paid-in capital	1,384,694	1,379,383
Accumulated other comprehensive income	1,399	3,418
Accumulated deficit	(547,727)	(503,177)
Total shareholders’ equity attributable to parent	835,220	876,410
Noncontrolling interests	(3,971)	(3,431)
Total shareholders’ equity	831,249	872,979
Total liabilities and equity	$1,355,692	$1,391,516

(1)
As of March 31, 2014 and December 31, 2013, total assets include $6.8 million and $6.7 million, respectively, and total liabilities include $11.4 million and $10.4 million, respectively, related to SciVac Ltd (“SciVac”), previously known as SciGen (I.L.) Ltd, a consolidated variable interest entity. SciVac’s consolidated assets are owned by SciVac and SciVac’s consolidated liabilities have no recourse against us. Refer to Note 5.

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

OPKO Health, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except share and per share data)

	For the three months ended March 31,
	2014	2013
Revenues:
Products	$19,828	$15,527
Revenue from services	1,970	3,092
Revenue from transfer of intellectual property	476	12,757
Total revenues	22,274	31,376
Costs and expenses:
Costs of revenues	12,391	11,757
Selling, general and administrative	13,812	12,424
Research and development	20,994	9,910
Contingent consideration	2,610	1,344
Amortization of intangible assets	2,744	2,714
Total costs and expenses	52,551	38,149
Operating loss	(30,277)	(6,773)
Other income and (expense), net:
Interest income	40	59
Interest expense	(3,486)	(2,897)
Fair value changes of derivative instruments, net	(10,515)	(23,549)
Other income (expense), net	1,817	2,331
Other income and (expense), net	(12,144)	(24,056)
Loss before income taxes and investment losses	(42,421)	(30,829)
Income tax benefit (provision)	(614)	(43)
Loss before investment losses	(43,035)	(30,872)
Loss from investments in investees	(2,056)	(3,890)
Net loss	(45,091)	(34,762)
Less: Net loss attributable to noncontrolling interests	(540)	(547)
Net loss attributable to common shareholders before preferred stock dividend	(44,551)	(34,215)
Preferred stock dividend	—	(420)
Net loss attributable to common shareholders	$(44,551)	$(34,635)
Loss per share, basic and diluted:
Net loss per share	$(0.11)	$(0.11)
Weighted average number of common shares outstanding, basic and diluted	412,909,809	312,932,561

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

OPKO Health, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)
(In thousands)

	For the three months ended March 31,
	2014	2013
Net loss attributable to common shareholders	$(44,551)	$(34,635)
Other comprehensive income (loss), net of tax:
Change in foreign currency translation	(1,801)	323
Available for sale investments:
Change in other unrealized gains, net	335	414
Less: reclassification adjustments for gains included in net loss, net of tax	(553)	—
Comprehensive loss	$(46,570)	$(33,898)

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

OPKO Health, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	For the three months ended March 31,
	2014	2013
Cash flows from operating activities:
Net loss	$(45,091)	$(34,762)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,564	3,429
Non-cash interest on 2033 Senior Notes	1,777	1,303
Amortization of deferred financing costs	177	145
Losses from investments in investees	2,056	3,890
Equity-based compensation – employees and non-employees	3,579	5,205
Provision for (recovery of) bad debts	(74)	381
Provision for inventory obsolescence	337	939
Revenue from receipt of equity	(60)	(12,540)
Realized gain on sale of equity securities	(1,273)	(2,347)
Change in fair value of derivatives instruments	10,515	23,549
Change in fair value of contingent consideration	2,610	1,344
Deferred income tax benefit	—	98
Changes in assets and liabilities, net of the effects of acquisitions:
Accounts receivable	(557)	(558)
Inventory	(1,676)	(1,439)
Prepaid expenses and other current assets	1,145	(2,570)
Other assets	1,429	71
Accounts payable	1,479	(103)
Foreign currency measurement	(976)	(340)
Accrued expenses	(8,007)	(440)
Net cash used in operating activities	(29,046)	(14,745)
Cash flows from investing activities:
Investments in investees	(500)	(2,500)
Proceeds from sale of equity securities	1,297	2,528
Acquisition of businesses, net of cash	(200)	78
Capital expenditures	(861)	(755)
Net cash provided by (used in) investing activities	(264)	(649)
Cash flows from financing activities:
Issuance of 2033 Senior Notes, net, including related parties	—	170,184
Payment of Series D dividends, including related parties	—	(3,015)
Proceeds from the exercise of Common Stock options and warrants	1,639	995
Borrowings on lines of credit	4,250	8,428
Repayments of lines of credit	(5,985)	(6,951)
Net cash provided by financing activities	(96)	169,641
Effect of exchange rate on cash and cash equivalents	4	(12)
Net (decrease) increase in cash and cash equivalents	(29,402)	154,235
Cash and cash equivalents at beginning of period	185,798	27,361
Cash and cash equivalents at end of period	$156,396	$181,596
SUPPLEMENTAL INFORMATION:
Interest paid	$2,420	$242
Income taxes paid (refunded), net	$377	$(118)
RXi common stock received	$—	$12,500
Pharmsynthez common stock received	$6,264	$—
Non-cash financing:
Shares issued upon the conversion of:
Series D Preferred Stock	$—	$24,386
Common Stock options and warrants, net exercised	$657	$815
Issuance of Common Stock to acquire:
OPKO Renal	$—	$146,902
OPKO Brazil	$—	$436
Arama Uruguay	$159	$—

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
We own established pharmaceutical platforms in Chile, Spain, Mexico, and Uruguay, which are generating revenue and which we expect to generate positive cash flow and facilitate future market entry for our products currently in development. In addition, we have also established pharmaceutical operations in Brazil. We own a specialty active pharmaceutical ingredients (“APIs”) manufacturer in Israel, which we expect will facilitate the development of our pipeline of molecules and compounds for our proprietary molecular diagnostic and therapeutic products. In the U.S., we own a laboratory certified under the Clinical Laboratory Improvement Amendments of 1988, as amended (“CLIA”), with a urologic focus that generates revenue and serves as the commercial platform for the U.S. launch of our next generation prostate cancer test to improve cancer risk stratification of patient candidates prior to prostate biopsy.
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
NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of presentation. The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and notes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) considered necessary to present fairly the Company’s results of operations, financial position and cash flows have been made. The results of operations and cash flows for the three months ended March 31, 2014, are not necessarily indicative of the results of operations and cash flows that may be reported for the remainder of 2014 or for future periods. The unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2013.
Principles of consolidation. The accompanying unaudited Condensed Consolidated Financial Statements include the accounts of OPKO Health, Inc. and of our wholly-owned subsidiaries and variable interest entities (“VIEs”) in which we are deemed to be the primary beneficiary. All significant intercompany accounts and transactions are eliminated in consolidation.
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
Goodwill and intangible assets. Goodwill represents the difference between the purchase price and the estimated fair value of the net assets acquired when accounted for by the purchase method of accounting and arose from our acquisitions of Pharma Genexx, S.A. (“OPKO Chile”), Pharmacos Exakta S.A. de C.V. (“Exakta-OPKO”), CURNA, Inc. (“CURNA”), Claros Diagnostics, Inc. (“OPKO Diagnostics”), FineTech Pharmaceuticals, Ltd. (“FineTech”), ALS Distribuidora Limitada (“ALS”), Farmadiet Group Holding, S.L. (“OPKO Spain”), Prost-Data, Inc. (“OPKO Lab”), Cytochroma Inc. (“OPKO Renal”), Silcon Comércio, Importacao E Exportacao de Produtos Farmaceuticos e Cosmeticos Ltda. (“OPKO Brazil”) and PROLOR Biotech, Inc. (“OPKO Biologics”). Goodwill, in-process research and development (“IPR&D”) and other intangible assets acquired in business combinations, licensing and other transactions at March 31, 2014 and December 31, 2013 were $1.1 billion and $1.1 billion, respectively.
Assets acquired and liabilities assumed in business combinations, licensing and other transactions are recognized at the date of acquisition at their respective fair values. Any excess of the purchase price over the estimated fair values of the net assets acquired is recognized as goodwill. We determined the fair value of intangible assets, including IPR&D, using the “income method.”
Goodwill is tested at least annually for impairment, or when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable, by assessing qualitative factors or performing a quantitative analysis in determining whether it is more likely than not that its fair value exceeds the carrying value.
We amortize intangible assets with definite lives on a straight-line basis over their estimated useful lives, ranging from 3 to 10 years, and review for impairment at least annually, or when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. We use the straight-line method of amortization as there is no reliably determinable pattern in which the economic benefits of our intangible assets are consumed or otherwise used up. Amortization expense from continuing operations was $2.7 million at March 31, 2014 and 2013, respectively.
Fair value measurements. The carrying amounts of our cash and cash equivalents, accounts receivable and accounts payable approximate their fair value due to the short-term maturities of these instruments. Investments that are considered available for sale as of March 31, 2014 are carried at fair value.
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
Derivative financial instruments. We record derivative financial instruments on our Condensed Consolidated Balance Sheet at their fair value and recognize the changes in the fair value in our Condensed Consolidated Statement of Operations, when they occur, the only exception being derivatives that qualify as hedges. For the derivative instrument to qualify as a hedge, we are required to meet strict hedge effectiveness and contemporaneous documentation requirements at the initiation of the hedge and assess the hedge effectiveness on an ongoing basis over the life of the hedge. At March 31, 2014 and December 31, 2013, our forward contracts for inventory purchases did not meet the documentation requirements to be designated as hedges. Accordingly, we recognize all changes in the fair values of our derivatives instruments, net, in our Condensed Consolidated Statement of Operations. Refer to Note 9.

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
Revenue for laboratory services is recognized on the accrual basis at the time test results are reported, which approximates when services are provided. Services are provided to certain patients covered by various third-party payer programs including various managed care organizations, as well as the Medicare and Medicaid programs. Billings for services under third-party payer programs are included in sales net of allowances for contractual discounts and allowances for differences between the amounts billed and estimated program payment amounts. Adjustments to the estimated payment amounts based on final settlement with the programs are recorded upon settlement as an adjustment to revenue. For the three months ended March 31, 2014 and 2013, revenue from services also includes $0.1 million and $0.2 million, respectively, of revenue related to our consulting agreement with Neovasc and to revenue related to molecular diagnostics collaboration agreements. We recognize this revenue on a straight-line basis over the contractual term of the agreements.
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
The assessment of our obligations and related performance periods requires significant management judgment. If an agreement contains research and development obligations, the relevant time period for the research and development phase is based on management estimates and could vary depending on the outcome of clinical trials and the regulatory approval process. Such changes could materially impact the revenue recognized, and as a result, management reviews the estimates related to the relevant time period of research and development on a quarterly basis. For the three months ended March 31, 2014, we recorded $0.5 million of revenue from the transfer of intellectual property. Refer to Note 5.
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
Total deferred revenue included in Accrued expenses and Other long-term liabilities was $8.6 million and $8.3 million at March 31, 2014 and December 31, 2013, respectively.
Allowance for doubtful accounts. We analyze accounts receivable and historical bad debt levels, customer credit worthiness and current economic trends when evaluating the adequacy of the allowance for doubtful accounts using the specific identification method. Our reported net loss is directly affected by our estimate of the collectability of accounts receivable. The amount of the allowance for doubtful accounts was $1.6 million and $1.9 million at March 31, 2014 and December 31, 2013, respectively.
Equity-based compensation. We measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is recognized in the Condensed Consolidated Statement of Operations over the period during which an employee is required to provide service in exchange for the award. We record excess tax benefits, realized from the exercise of stock options as a financing cash inflow rather than as a reduction of taxes paid in cash flow from operations. Equity-based compensation arrangements to non-employees are recorded at their fair value on the measurement date. The measurement of equity-based compensation is subject to periodic adjustment as the underlying equity instruments vest. During the three months ended March 31, 2014 and 2013, we recorded $3.6 million and $5.2 million, respectively, of equity-based compensation expense.
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
Segment reporting. Our chief operating decision-maker (“CODM”) is comprised of our executive management with the oversight of our Board of Directors. Our CODM reviews our operating results and operating plans and makes resource allocation decisions on a Company-wide or aggregate basis. We currently manage our operations in two reportable segments, pharmaceuticals and diagnostics. The pharmaceutical segment consists of two operating segments, our (i) pharmaceutical research and development segment which is focused on the research and development of pharmaceutical products, and vaccines, and (ii) the pharmaceutical operations we acquired in Chile, Mexico, Israel, Spain, Uruguay and Brazil. The diagnostics segment consists of two operating segments, our (i) pathology operations we acquired through the acquisition of OPKO Lab and (ii) point-of-care and molecular diagnostics operations. There are no inter-segment sales. We evaluate the performance of each segment based on operating profit or loss. There is no inter-segment allocation of interest expense and income taxes.
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
Recent accounting pronouncements. In July 2013, the FASB issued an Accounting Standards Update (“ASU”), ASU 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. ASU 2013-11 is intended to eliminate inconsistent practices regarding the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is available to reduce the taxable income or tax payable that would result from the disallowance of a tax position. ASU 2013-11 is effective for our fiscal year beginning January 1, 2014 and subsequent interim periods. The adoption of ASU 2013-11 does not have a material effect on our Condensed Consolidated Financial Statements.

NOTE 3 LOSS PER SHARE
Basic loss per share is computed by dividing our net loss by the weighted average number of shares outstanding during the period. Diluted loss per share is computed by dividing our net loss increased by dividends on preferred stock by the weighted average number of shares outstanding and the impact of all dilutive potential common shares, primarily stock options. The dilutive impact of stock options and warrants is determined by applying the “treasury stock” method. In the periods in which their effect would be anti-dilutive, no effect has been given to outstanding options, warrants or convertible Preferred Stock in the diluted computation. Potentially dilutive shares issuable pursuant to the 2033 Senior Notes (defined in Note 6) were not included in the computation of net loss per share for the three months ended March 31, 2014, because their inclusion would be anti-dilutive.
Also, a total of 29,874,112 and 30,119,145 potential shares of Common Stock have been excluded from the calculation of diluted net loss per share for the three months ended March 31, 2014 and 2013, respectively, because their inclusion would be anti-dilutive.
During the three months ended March 31, 2014, 602,665 Common Stock options and Common Stock warrants to purchase shares of our Common Stock were exercised, resulting in the issuance of 527,926 shares of Common Stock. Of the 602,665 Common Stock options and Common Stock warrants exercised, 74,739 shares of Common Stock were surrendered in lieu of a cash payment via the net exercise feature of the warrant agreements.

NOTE 4 COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS

(In thousands)	March 31, 2014	December 31, 2013
Accounts receivable, net
Accounts receivable	$21,230	$21,652
Less: allowance for doubtful accounts	(1,566)	(1,885)
	$19,664	$19,767
Inventories, net
Finished products	$12,880	$13,374
Work in-process	1,112	1,350
Raw materials	5,355	4,132
Less: inventory reserve	(482)	(777)
	$18,865	$18,079
Prepaid expenses and other current assets
Prepaid supplies	$1,919	$945
Prepaid insurance	902	892
Pharmsynthez notes receivable	—	6,151
Other receivables	605	1,985
Taxes recoverable	1,266	3,458
Other	5,655	5,653
	$10,347	$19,084
Intangible assets, net:
Technologies	$53,020	$51,660
Customer relationships	22,525	22,725
Product registrations	9,731	9,692
Tradenames	3,621	3,669
Covenants not to compete	8,670	8,671
Other	1,173	2,519
Less: accumulated amortization	(26,819)	(24,403)
	$71,921	$74,533
Accrued expenses:
Taxes payable	$124	$702
Deferred revenue	8,112	7,639
Clinical trials	4,710	3,342
Professional fees	1,108	402
Employee benefits	5,451	4,399
Deferred acquisition payments, net of discount	840	5,465
Contingent consideration	25,722	28,047
Other	12,705	15,878
	$58,772	$65,874

(In thousands)	March 31, 2014	December 31, 2013
Other long-term liabilities:
Contingent consideration – OPKO Renal	$36,127	$34,401
Contingent consideration – OPKO Spain	248	504
Contingent consideration – OPKO Diagnostics	8,593	8,340
Contingent consideration – CURNA	326	316
Mortgages and other debts payable	3,101	3,270
Deferred tax liabilities	166,068	166,435
Other, including deferred revenue	679	1,509
	$215,142	$214,775
All of the intangible assets and goodwill acquired relate to our acquisitions of OPKO Chile, including the intangible assets and goodwill related to the ALS acquisition, Exakta-OPKO, CURNA, OPKO Diagnostics, FineTech, OPKO Spain, OPKO Lab, OPKO Renal and OPKO Biologics. The pharmaceutical, nutraceutical and veterinary products from ALS and OPKO Spain do not require ongoing product renewals. We do not anticipate capitalizing the cost of product registration renewals, rather we expect to expense these costs, as incurred. Our goodwill is not tax deductible for income tax purposes in the U.S., Chile, Canada, Mexico, Spain, or Israel.
At March 31, 2014, the changes in value of the intangible assets and goodwill are primarily due to foreign currency fluctuations between the Chilean and Mexican pesos, the Euro and the Shekel against the U.S. dollar.
The following table summarizes the changes in Goodwill during the three months ended March 31, 2014.

	2014
(In thousands)	Balance at January 1	Acquisitions	Foreign exchange, other	Balance at March 31
Pharmaceuticals
CURNA	$4,827	$—	$—	$4,827
Exakta-OPKO	113	—	—	113
OPKO Chile	6,102	—	(294)	5,808
OPKO Spain	9,075	—	(9)	9,066
FineTech	11,698	—	—	11,698
SciVac	1,740	—	(8)	1,732
OPKO Renal	2,069	—	—	2,069
OPKO Biologics	139,784	—	—	139,784
Diagnostics
Claros	17,977	—	—	17,977
OPKO Lab	32,988	—	—	32,988
	$226,373	$—	$(311)	$226,062

NOTE 5 ACQUISITIONS, INVESTMENTS AND LICENSES
OPKO Biologics acquisition
In August 2013, we acquired OPKO Biologics (formerly PROLOR) pursuant to an agreement and plan of merger dated April 23, 2013 (the “Merger Agreement”) in an all-stock transaction. OPKO Biologics is an Israeli-based biopharmaceutical company focused on developing and commercializing longer-acting proprietary versions of already approved therapeutic proteins.
Under the terms of the Merger Agreement, holders of PROLOR common stock received 0.9951 shares of our Common Stock for each share of PROLOR common stock. At closing, we delivered 63,670,805 shares of our Common Stock valued at $540.6 million based on the closing price per share of our Common Stock as reported by the NYSE on the closing date of the acquisition, or $8.49 per share. In addition, each outstanding option and warrant to purchase shares of PROLOR common stock that was outstanding and unexercised immediately prior to the closing date, whether vested or not vested, was converted into 7,889,265 options and warrants to purchase OPKO Common Stock at a fair value of $46.1 million.
Until completion of the acquisition, Dr. Phillip Frost, our Chairman and Chief Executive Officer, was PROLOR’s Chairman of the Board and owned greater than 5% of its stock. Dr. Jane H. Hsiao, our Vice Chairman and Chief Technology Officer, and Mr. Steven Rubin, our Executive Vice President, Administration, were both directors of PROLOR and owned less than 5% of its stock.
OPKO Renal acquisition
In March 2013, we acquired OPKO Renal (formerly Cytochroma, Inc.), whose lead products, both in Phase 3 development, are RayaldeeTM (CTAP101), a vitamin D prohormone to treat secondary hyperparathyroidism in patients with stage 3 or 4 CKD and vitamin D insufficiency, and AlpharenTM (Fermagate Tablets), a non-absorbed phosphate binder to treat hyperphosphatemia in dialysis patients (the “OPKO Renal Acquisition”).
In connection with the OPKO Renal Acquisition, we delivered 20,517,030 of shares of our Common Stock valued at $146.9 million based on the closing price per share of our Common Stock as reported by the NYSE on the actual closing date of the acquisition, or $7.16 per share. The number of shares issued was based on the volume-weighted average price per share of our Common Stock as reported on the NYSE for the 10 trading days immediately preceding the date of the purchase agreement for the OPKO Renal Acquisition, or $4.87 per share.
In addition, the OPKO Renal Acquisition requires payments of up to an additional $190.0 million in cash or additional shares of our Common Stock, at our election, upon the achievement of certain milestones relating to development and annual revenue. As a result, we recorded $47.7 million as contingent consideration at acquisition. We evaluate the contingent consideration on an ongoing basis and the changes in the fair value are recognized in earnings until the milestones are achieved. Refer to Note 8.
The following table summarizes the purchase price allocation and the fair value of the net assets acquired and liabilities assumed in the acquisitions of OPKO Renal and OPKO Biologics at the dates of acquisition. The purchase price allocation for OPKO Biologics is subject to change while contingencies that existed on the acquisition date are resolved:

(In thousands)	OPKO Renal	OPKO Biologics
Current assets (1)	$1,224	$21,500
Intangible assets:
In-process research and development	191,530	590,200
Patents	210	—
Total intangible assets	191,740	590,200
Goodwill	2,411	139,784
Property, plant and equipment	306	1,057
Other assets	—	371
Accounts payable and accrued expenses	(1,069)	(9,866)
Deferred tax liability	—	(156,403)
Total purchase price	$194,612	$586,643
(1)Current assets include cash of $0.4 million and $20.5 million related to the OPKO Renal and OPKO Biologics acquisitions, respectively.

Goodwill from the acquisition of OPKO Biologics principally relates to the deferred tax liability generated as a result of this being a stock transaction and the assembled workforce. Goodwill from the acquisition of OPKO Renal principally relates to the assembled workforce. Goodwill is not tax deductible for income tax purposes.
Pro forma disclosure for acquisitions
The following table includes the pro forma results for the three months ended March 31, 2013 of the combined companies as though the acquisition of OPKO Renal and OPKO Biologics had been completed as of the beginning of the period presented.

March 31,
(In thousands)	2013
Revenues	$31,376
Loss from continuing operations	—
Net loss	(41,379)
Net loss attributable to common shareholders	(41,252)
Basic and diluted loss from continued operations per share	0.11
Basic and diluted loss per share	$(0.11)
The unaudited pro forma financial information is presented for information purposes only. The unaudited pro forma financial information may not necessarily reflect our future results of operations or what the results of operations would have been had we owned and operated each company as of the beginning of the period presented.
Investments
The total assets, liabilities, and net losses of our equity method investees for three months ended March 31, 2014 were $119.1 million, $41.2 million, and $12.5 million, respectively. The following table reflects our maximum exposure, accounting method, ownership interest and underlying equity in net assets of each of our unconsolidated investments as of March 31, 2014:

(Dollars in thousands, except per share prices) Investee name	Year invested	Accounting method	Ownership at March 31, 2014	Investment	Underlying equity in net assets	Closing share price at March 31, 2014 for investments available for sale
Neovasc	2011	Equity method	6%	3,798	1,558
Fabrus	2010	VIE, equity method	12%	750	(362)
RXi	2013	Equity method	17%	15,000	1,841
Pharmasynthez	2013	Equity method	17%	11,300	6,405
Zebra	2013	VIE, equity method	19%	2,000	840
Cocrystal	2009	Equity method	16%	5,476	20
Neovasc options	2011	Investment available for sale	N/A	925		CA	$4.10
ChromaDex	2012	Investment available for sale	1%	1,320			$1.83
ARNO	2013	Investment available for sale	5%	2,000			$2.22
Cocrystal 10 yr warrants	2014	Investment available for sale	N/A	500
Plus unrealized gains on investments, options and warrants, net				13,120
Less accumulated losses in investees				(20,492)
Total carrying value of equity method investees and investments, available for sale				$35,697
Cocrystal Pharma, Inc.
We previously made investments in Biozone Pharmaceuticals, Inc. (“Biozone”) and Cocrystal Discovery, Inc. (“Cocrystal”). Effective January 2, 2014, Biozone and Cocrystal completed a merger transaction pursuant to which Cocrystal was the surviving entity, and the name of the issuer was changed to Cocrystal Pharma, Inc. (“CPI”). In connection with the transaction, CPI issued to Cocrystal’s former security holders 1,000,000 shares of the CPI’s Series B Convertible Preferred Stock (“Series B”). The Series B shares: (i) automatically convert into shares of the CPI’s common stock at a rate of 205.08308640 shares for each share of Series B at such time that CPI has sufficient authorized capital, (ii) are entitled to vote on all matters submitted to shareholders of CPI and vote on an as converted basis and (iii) have a nominal liquidation preference. The merger was being treated as a reverse merger and recapitalization effected by a share exchange for financial accounting and reporting purposes since substantially all of the former Biozone’s operations were disposed of immediately prior to the consummation of the merger as reported on a Form 8-K filed on January 8, 2014. Cocrystal is treated as the accounting acquirer as its shareholders control CPI after the Merger.
We have determined that we and our related parties can significantly influence the success of CPI through our board representation and voting power. Accordingly, as we and our related parties have the ability to exercise significant influence over CPI’s operations, we account for our investment in CPI under the equity method.
ARNO
In October 2013, we made an investment in ARNO Therapeutics, Inc. (“ARNO”), a clinical stage company focused on the development of oncology drugs. We invested $2.0 million and received 833,333 ARNO common shares, one year warrants to purchase 833,333 ARNO common shares for $2.40 a share and five year warrants to purchase an additional 833,333 ARNO common shares for $4.00 a share. Our investment was part of a private placement by ARNO. Other investors participating in the private financing included certain related parties. Refer to Note 10. We have determined that our ownership, along with that of our related parties, does not provide us with significant influence over the operations of ARNO and as a result, we account for ARNO as an investment, available for sale, and we record changes in the fair value of ARNO as an unrealized gain or loss in Other comprehensive loss each reporting period. We recorded the warrants on the date of the grant at their estimated fair value of $3.6 million using the Black-Scholes-Merton Model. We record changes in fair value of ARNO warrants in Other income (expense), net in our Condensed Consolidated Statement of Operations.
Neovasc
In 2011, we made an investment in Neovasc, a medical technology company based in Vancouver, Canada. We invested $2.0 million and received two million Neovasc common shares, and two-year warrants to purchase an additional one million shares for $1.25 a share. During the year ended December 31, 2013 we exercised the warrants and paid $1.2 million. We accounted for the warrants as an investment, available for sale and recorded the warrants at fair value on the date of acquisition. We recorded the changes in the fair value of the warrants in Fair value changes of derivatives instruments, net in our Condensed Consolidated Statements of Operations. We have determined that our related parties can significantly influence the success of Neovasc through our board representation and voting power. Accordingly, as we and our related parties have the ability to exercise significant influence over Neovasc’s operations, we account for our investment in Neovasc under the equity method.
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
•Pharmsynthez agreed, at its option, to issue approximately 12.0 million common shares to us or to pay us RussianRubles (“RUR”) 265.0 million ($8.1 million) on or before December 31, 2013 (the “Pharmsynthez Note Receivable”). In January 2014, Pharmsynthez delivered to us approximately 12.0 million shares of its common stock in satisfaction of the Pharmsynthez Notes Receivable.
• We had a right to purchase additional shares in Pharmsynthez at a fixed price if Pharmsynthez pays us in cash rather than delivering to us the 12.0 million Pharmsynthez common shares (the “Purchase Option”), however in connection with the settlement of the Pharmsynthez Note Receivable in January 2014, this right terminated.
• We granted rights to certain technologies in the Russian Federation, Ukraine, Belorussia, Azerbaidjan and Kazakhstan (the “Territories”) to Pharmsynthez.
•We will receive from Pharmsynthez royalty on net sales of products incorporating the technologies in the Territories, as well as a percentage of any sublicense income from third parties for the technologies in the Territories.
•Pharmsynthez paid us $9.5 million under the various collaboration and funding agreements for the development of the technologies (the “Collaboration Payments”).

We recorded the shares received in Pharmsynthez as an equity method investment.  We initially recorded the Pharmsynthez Note Receivable, and the Purchase Option, as financial instruments and elected the fair value option for subsequent measurement. Changes in the fair value of the receivable from Pharmsynthez for its common stock or RUR, with the embedded derivative, and the Purchase Option are recorded in Fair value changes of derivative instruments, net in our Condensed Consolidated Statements of Operations. Upon settlement in January 2014, we recorded the additional shares at fair value as an equity method investment.
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
During the three months ended March 31, 2014, we received $1.4 million related to the Collaboration Payments of which we recorded $0.5 million in Revenue from transfer of intellectual property and $0.4 million as an offset to Research and development expenses.
RXi transactions
In March 2013, we completed the sale to RXi Pharmaceuticals, Inc. (“RXi”) of substantially all of our assets in the field of RNA interference (the “RNAi Assets”) (collectively, the “Asset Purchase Agreement”). As consideration for the RNAi Assets, at the closing of the Asset Purchase Agreement, RXi issued to us 50 million shares of its common stock (the “APA Shares”).
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
Investments in variable interest entities
We have determined that we hold variable interests in Fabrus, Inc. (“Fabrus”), SciVac Ltd (“SciVac”), previously known as SciGen (I.L.) Ltd, and Zebra Biologics, Inc. (“Zebra”). We made this determination as a result of our assessment that they do not have sufficient resources to carry out their principal activities without additional financial support.
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
In order to determine the primary beneficiary of Fabrus, we evaluated our investment and our related parties’ investment, as well as our investment combined with the related party group’s investment to identify if we had the power to direct the activities that most significantly impact the economic performance of Fabrus. We determined that power to direct the activities that most significantly impact Fabrus’ economic performance is conveyed through the board of directors of Fabrus as no entity is able to appoint the Fabrus governing body that oversees its executive management team. Based on the capital structure, governing documents and overall business operations of Fabrus, we determined that, while a VIE, no single entity has the power to direct the activities that most significantly impact Fabrus’ economic performance. We did determine, however, that our related parties can significantly influence the success of Fabrus through our board representation and voting power. Accordingly, as we and our related parties have the ability to exercise significant influence over Fabrus’ operations, we account for our investment in Fabrus under the equity method.
Consolidated variable interest entities
In June 2012, we entered into a share and debt purchase agreement whereby in exchange for $0.7 million we acquired shares representing a 50% stock ownership in SciVac from FDS Pharma LLP (“FDS”). SciVac is a privately-held Israeli company that produces a third-generation hepatitis B-vaccine. From November 2012 until March 31, 2014, we loaned to SciVac a combined $2.5 million for working capital purposes. We have determined that we hold variable interests in SciVac based on our assessment that SciVac does not have sufficient resources to carry out its principal activities without financial support. In order to determine the fair market value of our investment in SciVac, we have utilized a business enterprise valuation approach.
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
The following table represents the consolidated assets and non-recourse liabilities related to SciVac as of March 31, 2014 and December 31, 2013. These assets are owned by, and these liabilities are obligations of, SciVac, not us.

(In thousands)	March 31, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$123	$2
Accounts receivable, net	103	283
Inventories, net	1,704	1,696
Prepaid expenses and other current assets	337	218
Total current assets	2,267	2,199
Property, plant and equipment, net	1,441	1,374
Intangible assets, net	1,073	1,111
Goodwill	1,732	1,821
Other assets	268	261
Total assets	$6,781	6,766
Liabilities
Current liabilities:
Accounts payable	$1,223	$1,136
Accrued expenses	7,800	6,498
Notes payable	2,101	1,537
Total current liabilities	11,124	9,171
Other long-term liabilities	266	1,240
Total liabilities	$11,390	$10,411

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
The following table sets forth information related to the 2033 Senior Notes which is included our Condensed Consolidated Balance Sheets:

(In thousands)	Embedded conversion option	2033 Senior Notes	Discount	Total
Balance at December 31, 2013	$101,087	$158,064	$(47,239)	$211,912
Amortization of debt discount	—	—	1,777	1,777
Change in fair value of embedded derivative	11,112	—	—	11,112
Balance at March 31, 2014	$112,199	$158,064	$(45,462)	$224,801
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

For accounting and financial reporting purposes, we combine these embedded derivatives and value them together as one unit of accounting. At each reporting period, we record these embedded derivatives at fair value which is included as a component of the 2033 Senior Notes on our Condensed Consolidated Balance Sheets.
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
The following table sets forth the inputs to the lattice model used to value the embedded derivative:

	March 31, 2014	Issuance Date
Stock price	$9.32	$6.20
Conversion Rate	141.4827	141.4827
Conversion Price	$7.07	$7.07
Maturity date	February 1, 2033	February 1, 2033
Risk-free interest rate	1.66%	1.12%
Estimated stock volatility	50%	40%
Estimated credit spread	823 basis points	944 basis points
The following table sets forth the fair value of the 2033 Senior Notes with and without the embedded derivatives, and the fair value of the embedded derivatives as of the issuance date and March 31, 2014. At March 31, 2014 and at issuance date the principal amount of the 2033 Senior Notes was $158.1 million and $175.0 million, respectively:

(In thousands)	March 31, 2014	Issuance Date
Fair value of 2033 Senior Notes:
With the embedded derivatives	$230,362	$175,000
Without the embedded derivatives	$118,163	$115,796
Estimated fair value of the embedded derivatives	$112,199	$59,204
Changes in certain inputs into the lattice model can have a significant impact on changes in the estimated fair value of the embedded derivatives. For example, a decrease in our estimated credit spread results in an increase in the estimated value of the embedded derivatives. Conversely, a decrease in the price of our Common Stock results in a decrease in the estimated fair value of the embedded derivatives. From the date the 2033 Senior Notes were issued through March 31, 2014, we observed an increase in the market price of our Common Stock which primarily resulted in a $11.1 million increase in the estimated fair value of our embedded derivatives recorded in Fair value changes of derivative instruments, net in our Condensed Consolidated Statements of Operations.

We have entered into line of credit agreements with twelve financial institutions in Chile and Spain. These lines of credit are used primarily as a source of working capital for inventory purchases.
The following table summarizes the amounts outstanding under the Chilean and Spanish lines of credit:

(Dollars in thousands)			Balance Outstanding
Lender	Interest rate on borrowings at March 31, 2014	Credit line capacity	March 31, 2014	December 31, 2013
Itau Bank	5.00%	$3,000	$1,628	$1,999
Bank of Chile	6.40%	2,250	1,534	2,079
BICE Bank	5.00%	1,700	1,315	516
Corp Banca	—%	—	—	(47)
BBVA Bank	5.00%	2,000	998	523
Penta Bank	8.20%	1,000	907	946
Security Bank	7.26%	1,300	907	1,075
BCI	—%	—	—	198
Estado Bank	5.44%	2,000	858	1,772
Sabadell Bank	4.50%	206	—	—
Bilbao Vizcaya Bank	4.72%	344	—	—
Banco Popular	6.09%	275	—	—
Deutsche Bank	4.00%	206	—	—
Santander Bank	4.50%	275	—	—
Total		$14,556	$8,147	$9,061
At March 31, 2014 and December 31, 2013, the weighted average interest rate on our lines of credit was approximately 5.9% and 7.7%, respectively.
At March 31, 2014 and December 31, 2013, we had mortgage notes and other debt related to OPKO Spain as follows:

(In thousands)	March 31, 2014	December 31, 2013
Current portion of notes payable	$631	$1,964
Other long-term liabilities	3,101	3,270
Total mortgage notes and other debt	$3,732	$5,234
The mortgages and other debts mature at various dates ranging from 2015 through 2024 bearing variable interest rates from 2.7% up to 6.3%. The weighted average interest rate on the mortgage notes and other debt at March 31, 2014 and December 31, 2013, was 3.4% and 3.9%, respectively. The mortgages are secured by our office space in Barcelona.

NOTE 7 ACCUMULATED OTHER COMPREHENSIVE INCOME
For the three months ended March 31, 2014, changes in Accumulated other comprehensive income, net of tax, were as follows:

(In thousands)	Foreign currency	Unrealized gains in Accumulated OCI	Total
Balance at December 31, 2013	$1,371	$2,047	$3,418
Other comprehensive income before reclassifications, net of tax (1)	(1,801)	335	(1,466)
Amounts reclassified from accumulated other comprehensive income, net of tax (1)	—	(553)	(553)
Net other comprehensive income	(1,801)	(218)	(2,019)
Balance at March 31, 2014	$(430)	$1,829	$1,399

(1)	Effective tax rate of 38.47%.
Amounts reclassified from Accumulated other comprehensive income for the three months ended March 31, 2014 related to $1.3 million realized gain on the sales of certain of our investments available for sale. Of the $1.3 million gain on the sales of our investments available for sale, a $0.9 million gain was reclassified from unrealized gains in Accumulated other comprehensive income to Other income (expense), net for the three months ended March 31, 2014.
NOTE 8 FAIR VALUE MEASUREMENTS
We record fair values at an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. We utilize a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.
A summary of our investments as of March 31, 2014, classified as available for sale and carried at fair value, is as follows:

	As of March 31, 2014
(In thousands)	Amortized Cost	Gross unrealized gains in Accumulated OCI	Gross unrealized losses in Accumulated OCI	Gain/(Loss) in Accumulated Deficit	Fair value
Common stock investments, available for sale	$3,320	$2,035	$(150)	$—	$5,205
Common stock options/warrants	1,425	1,610	—	3,762	6,797
Total assets	$4,745	$3,645	$(150)	$3,762	$12,002
A summary of our investments as of December 31, 2013, classified as available for sale and carried at fair value is as follows:

	As of December 31, 2013
(In thousands)	Amortized Cost	Gross unrealized gains in Accumulated OCI	Gross unrealized losses in Accumulated OCI	Gain/(Loss) in Accumulated Deficit	Fair value
Common stock investments, available for sale	$3,376	$2,698	$—	$—	$6,074
Common stock options/warrants	925	1,041	—	4,022	5,988
Total assets	$4,301	$3,739	$—	$4,022	$12,062
Any future fluctuation in fair value related to these instruments that is judged to be temporary, including any recoveries of previous write-downs, will be recorded in Accumulated other comprehensive income or loss. If we determine that any future valuation adjustment was other-than-temporary, we will record a loss during the period such determination is made.

As of March 31, 2014, we have money market funds that qualify as cash equivalents, forward contracts for inventory purchases (Refer to Note 9) and contingent consideration related to the acquisitions of CURNA, OPKO Diagnostics, FineTech, OPKO Spain, and OPKO Renal that are required to be measured at fair value on a recurring basis. In addition, in connection with our investment and our consulting agreement with Neovasc, we record the related Neovasc options at fair value as well as the derivative instruments related to our transactions with Pharmsynthez.
Our financial assets and liabilities measured at fair value on a recurring basis are as follows:

	Fair value measurements as of March 31, 2014
(In thousands)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Assets:
Money market funds	$132,343	$—	$—	$132,343
Certificates of deposit	—	816	—	816
Common stock investments, available for sale	5,205	—	—	5,205
Common stock options/warrants	—	6,797	—	6,797
Forward contracts	—	1	—	1
Total assets	$137,548	$7,614	$—	$145,162
Liabilities:
Embedded conversion option	$—	$—	$112,199	$112,199
Deferred acquisition payments, net of discount	—	—	840	840
Contingent consideration:
CURNA	—	—	583	583
OPKO Diagnostics	—	—	14,193	14,193
OPKO Renal	—	—	54,819	54,819
OPKO Spain	—	—	1,421	1,421
Total liabilities	$—	$—	$184,055	$184,055

	Fair value measurements as of December 31, 2013
(In thousands)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Assets:
Money market funds	$168,418	$—	$—	$168,418
Certificates of deposit	—	827	—	827
Pharmsynthez Notes Receivable & Purchase Option	—	6,151	—	6,151
Common stock investments, available for sale	6,074	—	—	6,074
Common stock options/warrants	—	5,988	—	5,988
Forward contracts	—	49	—	49
Total assets	$174,492	$13,015	$—	$187,507
Liabilities:
Embedded conversion option	—	—	101,087	101,087
Deferred acquisition payments, net of discount	—	—	5,465	5,465
Contingent consideration:
CURNA	—	—	573	573
OPKO Diagnostics	—	—	13,776	13,776
FineTech	—	—	3,124	3,124
OPKO Renal	—	—	53,092	53,092
OPKO Spain	—	—	1,043	1,043
Total liabilities	$—	$—	$178,160	$178,160
The carrying amount and estimated fair value of our long-term debt, as well as the applicable fair value hierarchy tiers, are contained in the table below. The fair value of the 2033 Senior Notes is determined using a binomial lattice approach in order to estimate the fair value of the embedded derivative in the 2033 Senior Notes. Refer to Note 6.

	March 31, 2014
(In thousands)	Carrying Value	Total Fair Value	Level 1	Level 2	Level 3
2033 Senior Notes	$112,602	$118,163	$—	$—	$118,163
As of March 31, 2014 and December 31, 2013, the carrying value of our other assets and liabilities approximates their fair value due to their short-term nature.
The following tables reconcile the beginning and ending balances of our Level 3 assets and liabilities as of March 31, 2014 and December 31, 2013:

	March 31, 2014
(In thousands)	Contingent consideration	Deferred acquisition payments, net of discount	Embedded conversion option
Balance at December 31, 2013	$71,620	$5,484	$101,087
Additions	—	—	—
Total losses (gains) for the period:
Included in results of operations	2,610	—	11,112
Payments	(3,214)	(4,644)	—
Balance at March 31, 2014	$71,016	$840	$112,199

	December 31, 2013
(In thousands)	BZNE Note and conversion feature	Contingent consideration	Deferred acquisition payments, net of discount	Embedded conversion option
Balance at December 31, 2012	$2,040	$20,056	$10,103	$—
Additions	—	47,710	—	59,204
Total losses (gains) for the period:
Included in results of operations	—	6,947	829	43,082
Foreign currency impact	—	31	—	—
Conversion	(2,040)	—	—	(1,199)
Payments	—	(3,124)	(5,448)	—
Balance at December 31, 2013	$—	$71,620	$5,484	$101,087
The estimated fair values of our financial instruments have been determined by using available market information and what we believe to be appropriate valuation methodologies. We use the following methods and assumptions in estimating fair value:
Contingent consideration – We estimate the fair value of the contingent consideration utilizing a discounted cash flow model for the expected payments based on estimated timing and expected revenues. We use several discount rates depending on each type of contingent consideration related to FineTech, OPKO Diagnostics, CURNA, OPKO Spain and OPKO Renal transactions. The discount rates used range from 6% to 27% and were based on the weighted average cost of capital for those businesses. If the discount rates were to increase by 1%, on each transaction, the contingent consideration would decrease by $1.7 million. If estimated future sales were to decrease by 10%, the contingent consideration related to CURNA, FineTech and OPKO Renal would decrease by $0.5 million. As of March 31, 2014, of the $71.0 million of contingent consideration, $25.7 million is recorded in Accrued expenses and $45.3 million is recorded in Other long-term liabilities. As of December 31, 2013, of the $71.6 million of contingent consideration, $28.0 million is recorded in Accrued expenses and $43.6 million is recorded in Other long-term liabilities.
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

NOTE 9 DERIVATIVE CONTRACTS
The following table summarizes the fair values and the presentation of our derivative financial instruments in the Condensed Consolidated Balance Sheets:

(In thousands)	Balance Sheet Component	March 31, 2014	December 31, 2013
Derivative financial instruments:
Common stock options/warrants	Investment, net	$6,797	$5,988
Embedded conversion option	2033 Senior Notes, net of discount and estimated fair value of embedded derivatives	$112,199	$101,087
Forward contracts (1)	Current portion of lines of credit and notes payable	$2,436	$1,585

(1)	The loss on forward contracts is recorded in Accrued expenses. The gain on the forward contracts is recorded in Prepaid expenses and other current assets.
We enter into foreign currency forward exchange contracts to cover the risk of exposure to exchange rate differences arising from inventory purchases on letters of credit. Under these forward contracts, for any rate above or below the fixed rate, we receive or pay the difference between the spot rate and the fixed rate for the given amount at the settlement date.
To qualify the derivative instrument as a hedge, we are required to meet strict hedge effectiveness and contemporaneous documentation requirements at the initiation of the hedge and assess the hedge effectiveness on an ongoing basis over the life of the hedge. At March 31, 2014 and December 31, 2013, our derivative financial instruments do not meet the documentation requirements to be designated as hedges. Accordingly, we recognize the changes in Fair value of derivative instruments, net in our Condensed Consolidated Statements of Operations. The following table summarizes the (losses) and gains recorded during the three months ended March 31, 2014 and 2013:

	Three months ended March 31,
(In thousands)	2014	2013
Derivative gain (loss):
Common stock options/warrants	$596	$1,260
2033 Senior Notes	(11,112)	(24,788)
Forward contracts	1	(21)
Total	$(10,515)	$(23,549)

The outstanding forward contracts at March 31, 2014 and December 31, 2013, have been recorded at fair value, and their maturity details are as follows:

(In thousands) Days until maturity	Contract value	Fair value at March 31, 2014	Effect on income (loss)
0 to 30	$285	$294	$9
31 to 60	952	957	5
61 to 90	121	120	(1)
91 to 120	921	911	(10)
121 to 180	156	154	(2)
Total	$2,435	$2,436	$1

(In thousands) Days until maturity	Contract value	Fair value at December 31, 2013	Effect on income (loss)
0 to 30	$472	$489	$17
31 to 60	562	579	18
61 to 90	503	517	14
91 to 120	—	—	—
121 to 180	—	—	—
More than 180	—	—	—
Total	$1,537	$1,585	$49
NOTE 10 RELATED PARTY TRANSACTIONS

In October, 2013, we paid the $170,000 filing fee to the Federal Trade Commission (the “FTC”) in connection with filings made by us and Dr. Hsiao, our Vice Chairman of the Board and Chief Technical Officer, under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (“HSR Act”).
In October 2013, we entered into an agreement with ARNO pursuant to which we invested $2.0 million as part of an approximate $30 million financing. In exchange for our investment, we received 833,333 shares of ARNO common stock, one-year warrants to purchase 833,333 shares of ARNO common stock, for $2.40 a share and five-year warrants to purchase an additional 833,333 shares of ARNO common stock for $4.00 a share. Other investors participating in the private financing included Frost Gamma Investments Trust, a trust affiliated with Dr. Frost (the “Gamma Trust”), Hsu Gamma Investment, L.P., an entity affiliated with Dr. Hsiao (the “Hsu Gamma”), and other members of our board of directors and management. In connection with the transaction, ARNO agreed that for so long as we continue to hold at least 3% of the total number of outstanding shares of ARNO’s common stock on a fully-diluted basis, we will have the right to appoint a non-voting observer to attend all meetings of ARNO’s board of directors and we shall have a right of first negotiation that provides us with exclusive rights to negotiate with ARNO for a 45-day period regarding any potential strategic transactions that ARNO’s board of directors elects to pursue.
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

In August 2013, we acquired OPKO Biologics (formerly PROLOR) pursuant to an Agreement and Plan of Merger dated as of April 23, 2013 in an all-stock transaction.  Until completion of the acquisition, Dr. Frost was PROLOR’s Chairman of the Board and a greater than 5% stockholder of PROLOR. Dr. Hsiao and Mr. Rubin were also directors and less than 5% stockholders of PROLOR.
In January 2013, we sold $175.0 million aggregate principal amount of 2033 Senior Notes in a private placement in reliance on exemptions from registration under the Securities Act. The Purchasers of the 2033 Senior Notes include The Gamma Trust and Hsu Gamma. The 2033 Senior Notes were issued on January 30, 2013.
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
During the three months ended March 31, 2014 and the year ended December 31, 2013, FineTech recorded revenue of $0.1 million and $0.3 million, respectively, for the sale of APIs to Teva Pharmaceutical Industries, Limited (“Teva”). Dr. Frost serves as the Chairman of the Board of Directors of Teva.
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
In February 2012, we purchased from Biozone, now known as CPI, $1.7 million of 10% secured convertible promissory notes (the “Biozone Notes”), convertible into Biozone common stock at a price equal to $0.20 per common share, which Biozone Notes are due and payable on February 24, 2014 and ten year warrants to purchase 8.5 million shares of Biozone common stock at an exercise price of $0.40 per share.
In December 2013, we converted the Biozone Notes into approximately 10 million shares of Biozone common stock. In July 2012, we exercised the Biozone Warrants utilizing the net exercise feature and received approximately 7,700,000 shares of Biozone common stock. We also entered into a license agreement pursuant to which we acquired a world-wide license for the development and commercialization of products utilizing Biozone’s proprietary drug delivery technology, including a technology called QuSomes, exclusively for OPKO in the field of ophthalmology and non-exclusive for all other therapeutic fields, subject in each case to certain excluded products.

On January 2, 2014, Biozone sold substantially all of its operating assets, including its QuSomes technology, to MusclePharm Corporation (OTCQB: MSLP), an international, award-winning sports nutrition company (“Musclepharm”)
in exchange for 1.2 million shares of Musclepharm’s common stock.  Effective January 3, 2014, Biozone completed a merger with Cocrystal, another entity in which we have an equity investment. In connection with the merger, Biozone issued to Cocrystal’s security holders 1,000,000 shares of Biozone Series B Convertible Preferred Stock (“Series B”). The Series B shares: (i) automatically convert into shares of Biozone’s common stock at a rate of 205.08308640 shares for each share of Series B at such time that Biozone has sufficient authorized capital, (ii) are entitled to vote on all matters submitted to shareholders of Biozone and vote on an as converted basis and (iii) have a nominal liquidation preference. Effective January 16, 2014, we invested an additional $0.5 million in the company as part of a $2.75 million private placement and received 1 million shares of common stock and 1 million 10-year warrants exercisable at $0.50 per share.

In August 2011, we made an investment in Neovasc. Dr. Frost and other members of our management are shareholders of Neovasc. Prior to the investment, Dr. Frost beneficially owned approximately 36% of Neovasc, Dr. Hsiao owned approximately 6%, and Mr. Rubin owned less than 1%. Dr. Hsiao and Mr. Rubin also serve on the board of directors of Neovasc.
In November 2010, we made an investment in Fabrus. In exchange for the investment, we acquired approximately 13% of Fabrus on a fully diluted basis. Our investment was part of a $2.1 million financing for Fabrus. Other investors participating in the financing include the Gamma Trust and Hsu Gamma. In connection with the financing, Drs. Frost and Hsiao joined the Fabrus Board of Managers. Dr. Lerner owns approximately 5% of Fabrus. Mr. Vaughn Smider, Founder and CEO of Fabrus, is an Assistant Professor at TSRI. Dr. Frost served as a Trustee for TSRI until November 2012, and Dr. Lerner served as President of TSRI until December 2011. In October 2013, we made loans totaling $0.1 million to Fabrus, which loans are due and payable in January, 2014 and accrue interest as a rate of 7% per annum. No payments have been made to date.
In June 2010, we entered into a cooperative research and development agreement with Academia Sinica, Taipei, Taiwan (“Academia Sinica”), for pre-clinical work for a compound against various forms of cancer. Dr. Alice Yu, a member of our Board of Directors, previously served as a Distinguished Research Fellow and Associate Director at the Genomics Research Center, Academia Sinica (“Genomics Research Center”). In connection with the Academia Sinica Agreement, we are required to pay Academia Sinica approximately $0.2 million over the term of the agreement.
Effective in September 2009, we entered into an agreement pursuant to which we invested $2.5 million in Cocrystal (now CPI) in exchange for 1,701,723 shares of Cocrystal’s Convertible Series A Preferred Stock. A group of investors, led by the Frost Group LLC, which is an entity controlled by Dr. Frost, Dr. Hsiao and Mr. Rubin, (the “Cocrystal Investors”), previously invested $5.0 million in Cocrystal, and agreed to invest an additional $5.0 million payable in two equal installments in September 2009 and March 2010. As a result of an amendment to the Cocrystal Investors’ agreements dated June 9, 2009, we, rather than the Cocrystal Investors, made the first installment investment ($2.5 million) on September 21, 2009. As discussed above, effective January 2014, Cocrystal completed a merger with Biozone and is now known as Cocrystal Pharma, Inc.
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
We reimburse Dr. Frost for Company-related use by Dr. Frost and our other executives of an airplane owned by a company that is beneficially owned by Dr. Frost. We reimburse Dr. Frost in an amount equal to the cost of a first class airline ticket between the travel cities for each executive, including Dr. Frost, traveling on the airplane for Company-related business. We do not reimburse Dr. Frost for personal use of the airplane by Dr. Frost or any other executive; nor do we pay for any other fixed or variable operating costs of the airplane. We reimbursed Dr. Frost approximately $13 thousand and $13 thousand for Company-related travel by Dr. Frost and other OPKO executives during the three months ended March 31, 2014 and 2013.

NOTE 11 COMMITMENTS AND CONTINGENCIES
In connection with our acquisitions of CURNA, OPKO Diagnostics, OPKO Spain, and OPKO Renal, we agreed to pay future consideration to the sellers upon the achievement of certain events. As a result, as of March 31, 2014 , we recorded $71.0 million as contingent consideration, with $25.7 million recorded within Accrued expenses and $45.3 million recorded within Other long-term liabilities in the accompanying Condensed Consolidated Balance Sheets. Refer to Note 4.
On April 29, 2013, we were named in a putative class action filed in the Eighth Judicial District Court in and for Clark County, Nevada against PROLOR (now known as OPKO Biologics), the members of the PROLOR Board of Directors, individually (including Drs. Frost and Hsiao and Steven Rubin), and the Company. From May 1, 2013 through May 6, 2013, we were named in an additional five putative class actions suits filed in the Eighth Judicial District Court in and for Clark County, Nevada against the same defendants. On July 17, 2013, these suits were consolidated, for all purposes, into an amended class action complaint. The lawsuit is brought by purported holders of PROLOR’s common stock, both individually and on behalf of a putative class of PROLOR’s stockholders, asserting claims that PROLOR’s Board of Directors breached its fiduciary duties in connection with the merger by purportedly failing to maximize stockholder value, that PROLOR and its Board of Directors failed to disclose material information to PROLOR’s stockholders, and that the Company aided and abetted the alleged breaches of fiduciary duty. The lawsuit seeks monetary damages, including increased consideration to PROLOR’s stockholders, equitable relief, including, among other things, rescission of the Merger Agreement along with rescissionary damages, and an award of all costs, including reasonable attorneys’ fees. On May 5, 2014, the court issued an order dismissing all claims as to all defendants without prejudice.
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

NOTE 12 SEGMENTS
We currently manage our operations in two reportable segments, pharmaceuticals and diagnostics. The pharmaceuticals segment consists of two operating segments, our (i) pharmaceutical research and development segment which is focused on the research and development of pharmaceutical products, and vaccines, and (ii) the pharmaceutical operations we acquired in Chile, Mexico, Israel, Spain, Brazil, and Uruguay. The diagnostics segment consists of two operating segments, our (i) pathology operations we acquired through the acquisition of OPKO Lab and (ii) point-of-care and molecular diagnostics operations. There are no inter-segment sales. We evaluate the performance of each segment based on operating profit or loss. There is no inter-segment allocation of interest expense and income taxes.
Information regarding our operations and assets for our operating segments and the unallocated corporate operations as well as geographic information are as follows:

	For the three months ended March 31,
(In thousands)	2014	2013
Product revenues:
Pharmaceuticals	$19,828	$15,527
Diagnostics	—	—
Corporate	—	—
	$19,828	$15,527
Revenue from services:
Pharmaceuticals	$—	$—
Diagnostics	1,910	3,052
Corporate	60	40
	$1,970	$3,092
Revenue from transfer of intellectual property:
Pharmaceuticals	$285	$12,500
Diagnostics	191	257
Corporate	—	—
	$476	$12,757
Operating (loss) income:
Pharmaceuticals	$(16,573)	$8,483
Diagnostics	(7,078)	(9,634)
Corporate	(6,137)	(5,025)
Less: Operating loss attributable to noncontrolling interests	(489)	(597)
	$(30,277)	$(6,773)
Depreciation and amortization:
Pharmaceuticals	$1,849	$1,695
Diagnostics	1,691	1,689
Corporate	24	45
	$3,564	$3,429
Revenues:
United States	$2,446	$15,849
Chile	7,285	7,741
Spain	6,150	4,324
Israel	4,546	2,572
Mexico	1,831	890
Uruguay	16	—
	$22,274	$31,376

(In thousands)	March 31, 2014	December 31, 2013
Assets:
Pharmaceuticals	$1,067,848	$1,065,033
Diagnostics	113,515	116,944
Corporate	174,329	209,539
	$1,355,692	$1,391,516
Goodwill:
Pharmaceuticals	$175,097	$175,408
Diagnostics	50,965	50,965
Corporate	—	—
	$226,062	$226,373

During the three months ended March 31, 2014 and 2013, no customer represented more than 10% of our total revenue. As of March 31, 2014 and December 31, 2013, no customer represented more than 10% of our accounts receivable balance.
NOTE 13 SUBSEQUENT EVENTS
We have reviewed all subsequent events and transactions that occurred after the date of our March 31, 2014 condensed consolidated balance sheet date, through the time of filing this Quarterly Report on Form 10-Q.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.
OVERVIEW
You should read this discussion together with the Condensed Consolidated Financial Statements, related Notes, and other financial information included elsewhere in this report and in our Annual Report on Form 10-K for the year ended December 31, 2013 (the “Form 10-K”). The following discussion contains assumptions, estimates and other forward-looking statements that involve a number of risks and uncertainties, including those discussed under “Risk Factors,” in Part II, Item 1A of our Form 10-K for the year ended December 31, 2013. These risks could cause our actual results to differ materially from those anticipated in these forward-looking statements.
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
We own established pharmaceutical platforms in Spain, Chile, Mexico, and Uruguay which are generating revenue and from which we expect to generate positive cash flow and facilitate future market entry for our products currently in development. We also have established pharmaceutical operations in Brazil. We operate a specialty active pharmaceutical ingredients (“APIs”) manufacturer in Israel, which we expect will facilitate the development of our pipeline of molecules and compounds for our proprietary molecular diagnostic and therapeutic products. In the U.S., we own a laboratory certified under the Clinical Laboratory Improvement Amendments of 1988, as amended (“CLIA”), with a urologic focus that generates revenue and serves as the commercial platform for the U.S. launch of our next generation prostate cancer test to improve cancer risk stratification of patient candidates for prostate biopsy.

RECENT DEVELOPMENTS
On January 8, 2014, we completed the acquisition of Laboratorio Arama de Uruguay Limitada (“Arama Uruguay”), a privately-owned company located in Montevideo, Uruguay. Arama Uruguay will expand our presence in Latin America and complement the business activities of our operations in Chile and Mexico, as well as permit commercialization of OPKO’s products currently commercialized and those in development.
In March 2014, we began selling the 4KscoreTM Test through our CLIA-accredited laboratory in Nashville, TN. The laboratory-developed test is designed to enhance the prostate biopsy decision making process that, in the United States, leads to approximately 1 million biopsies being performed annually, with 80% of the results indicating no cancer or a low-grade cancer. We believe the 4KscoreTM Test will help to reduce unnecessary prostate biopsies by providing information on the risk (probability) of having high-grade prostate cancer. The test was developed by OPKO Lab and tested in collaboration with 26 urology centers across the United States from October 2013 to March 2014. Results showed that the 4Kscore TestTM was highly accurate for predicting the presence of high-grade cancer (Gleason score 7 or higher) prior to prostate biopsy. The full data from the blinded, prospective U.S. clinical validation study will be presented at the AUA Annual Meeting in Orlando, FL on May 18th at Plenary Session.
On April 17, 2014, we entered into an agreement to acquire Inspiro Medical Ltd. (“Inspiro”), an Israeli medical device company developing a new platform to deliver small molecule drugs such as corticosteroids and beta agonists or larger molecules to treat respiratory diseases. Inspiro’s Inspiromatic™ is a “smart” easy-to-use dry powder inhaler with several advantages over existing devices. We anticipate that this innovative device will play a valuable role in the improvement of therapy for asthma, chronic obstructive pulmonary disease, cystic fibrosis and other respiratory diseases.
RESULTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013
Revenues. Revenues for the three months ended March 31, 2014, were $22.3 million, compared to $31.4 million for the three months ended March 31, 2013. The decrease in revenue principally reflects a non-recurring, non–cash revenue related to the transfer of technology under the RXi Asset Purchase Agreement of $12.5 million in the first quarter of 2013. Partially offsetting the non-cash revenue decrease was increased product revenue from FineTech Pharmaceutical, Ltd. (“FineTech”), our Israeli API business, of $1.9 million during the three months ended March 31, 2014. In addition, product revenue from our Spanish and Mexican operations increased by $1.8 million and $1.1 million, respectively, during the three months ended March 31, 2014, primarily due to increased sales by Farmadiet (“OPKO Spain”) throughout Europe and an increase in government tenders in Mexico. Revenue related to OPKO Lab decreased $1.1 million during the three months ended March 31, 2014, compared to the three months ended March 31, 2013, primarily related to decreased reimbursement rates and specimen volume.
Costs of revenue. Costs of revenue for the three months ended March 31, 2014, were $12.4 million, compared to $11.8 million for the three months ended March 31, 2013. Costs of revenue for the three months ended March 31, 2014 increased principally due to costs of revenue recorded by OPKO Spain, Exakta-OPKO, and FineTech of $0.6 million, $0.5 million, and $0.1 million, respectively, partially offset by decreases in the cost of revenue at OPKO Lab due to lower specimen volume.
Selling, general and administrative expenses. Selling, general and administrative expenses for the three months ended March 31, 2014 were $13.8 million, compared to $12.4 million for the three months ended March 31, 2013. The increase in selling, general and administrative expenses for the three months ended March 31, 2014 was as a result of businesses acquired in August 2013 and January 2014, respectively, specifically PROLOR Biotech (“OPKO Biologics”) and Arama Uruguay, which resulted in a $0.5 million increase in selling, general and administrative expenses. Excluding the selling, general and administrative expenses of OPKO Biologics and Arama Uruguay, selling, general and administrative expenses increased by $1.0 million during the three months ended March 31, 2014, principally as a result of increased personnel expenses and professional fees associated with our increased operations. Selling, general and administrative expenses during the three months ended March 31, 2014 and the three months ended March 31, 2013, include equity-based compensation expense of $2.0 million and $1.3 million, respectively.
Research and development expenses. Research and development expenses for the three months ended March 31, 2014 and three months ended March 31, 2013, were $21.0 million and $9.9 million, respectively. Research and development costs include external and internal expenses, partially offset by third-party grants and funding arising from collaboration agreements. External expenses include clinical and non-clinical activities performed by contract research organizations, lab services, purchases of drug and diagnostic product materials and manufacturing development costs. We track external research and development expenses by individual program for phase 3 clinical trials for drug approval and/or premarket approvals (“PMA”) for diagnostics tests, if any. Research and development employee-related expenses include salaries, benefits and stock-based compensation expense. Other unallocated internal research and development expenses are incurred to support overall research and development activities and include expenses related to general overhead and facilities.
The following table summarizes the components of our research and development expenses:

	For the three months ended March 31,
	2014	2013
External expenses:
Phase 3 clinical trials	$3,047	$794
Earlier-stage programs	7,175	13
Research and development employee-related expenses	5,839	6,434
Other unallocated internal research and development expenses	5,437	3,056
Third-party grants and funding from collaboration agreements	(504)	(387)
Total research and development expenses	$20,994	$9,910
The increase in research and development expenses during the three months ended March 31, 2014, as compared to the three months ended March 31, 2013, principally resulted from an increase of $13.3 million related to research and development expenses incurred by Cytochroma (“OPKO Renal”) and OPKO Biologics, including $3.0 million related to the external costs of ongoing phase 3 clinical trials for RayaldeeTM (CTAP101) and hGH-CTP. During the three months ended March 31, 2014 and three months ended March 31, 2013, we recorded, as an offset to research and development expenses, $0.6 million and $0.2 million, respectively, related to research and development grants received from our collaboration and funding agreements. Research and development expenses for the three months ended March 31, 2014 and three months ended March 31, 2013 include equity-based compensation expense of $1.6 million and $3.9 million, respectively.
Contingent consideration. Contingent consideration expenses for the three months ended March 31, 2014 and three months ended March 31, 2013, were $2.6 million and $1.3 million, respectively. The increase in contingent consideration expense resulted from changes in the fair value of the contingent consideration liabilities due to the time value of money and the impact of changes in the underlying assumptions, if any, during the period. The contingent consideration liabilities relate to potential amounts payable to former stockholders of CURNA, Inc. (“CURNA”), Claros Diagnostics Inc. (“OPKO Diagnostics”), FineTech, OPKO Spain and OPKO Renal pursuant to our acquisition agreements in January 2011, October 2011, December 2011, August 2012 and March 2013, respectively.
Amortization of intangible assets. Amortization of intangible assets was $2.7 million for the three months ended March 31, 2014 and 2013. Amortization expense reflects the amortization of acquired intangible assets with defined useful lives. The acquisitions of OPKO Renal and OPKO Biologics resulted in principally acquiring in-process research and development which will not amortize until the underlying development programs are completed at which time they will be amortized over the technologies estimated useful life.
Other income and (expense), net. Other income and (expense), net for the three months ended March 31, 2014 and 2013 was $(12.1) million and $(24.1) million, respectively. During the three months ended March 31, 2014, we recorded a $11.1 million non-cash other expense related to the changes in the fair value of the embedded derivatives in the 2033 Senior Notes, and $0.6 million other income related to changes in the fair value of our common stock investments available for sale. Other income and (expense), net, for the three months ended March 31, 2014, also included $3.5 million of interest expense principally related to interest incurred on the 2033 Senior Notes and by the amortization of related deferred financing costs. For the three months ended March 31, 2013, we recorded a $24.8 million non-cash charge related to the increase in the fair value of the embedded derivatives in the 2033 Senior Notes principally due to an increase in the market value of our Common Stock during the 2013 period, partially offset by a gain of $2.3 million on the sale of certain of our investments available for sale and other income of $1.3 million related to changes in the fair value of the warrants and options received in connection with our investment in Neovasc.
Loss from investments in investees. We have made investments in other early stage companies that we perceive to have valuable proprietary technology and significant potential to create value for us as a shareholder. We account for eight of these investments under the equity method of accounting, resulting in the recording of our proportionate share of their losses until our share of their loss exceeds our investment. Until the investees’ technologies are commercialized, if ever, we anticipate they will continue to report a net loss. Loss from investments in investees was $2.1 million and $3.9 million for the three months ended March 31, 2014 and 2013, respectively. The decrease in loss from investments in investees is primarily due to the result of the 2013 period including certain non-recurring research and development expenses at our investees.

Income taxes. Our income tax provision reflects the projected income tax payable in Israel, Chile, Spain, Mexico and Canada. We have recorded a full valuation allowance against our deferred tax assets in the U.S.

LIQUIDITY AND CAPITAL RESOURCES
At March 31, 2014, we had cash and cash equivalents of approximately $156.4 million. Cash used in operations during 2014 principally reflects expenses related to selling, general and administrative activities related to our corporate operations, research and development activities and our operations at OPKO Lab, OPKO Biologics, SciVac, Exakta-OPKO and OPKO Brazil, partially offset by cash provided from our operations at FineTech, OPKO Chile and OPKO Spain. Cash provided by investing activities includes the disposition of investments available for sale partially offset by net cash used in business combinations of $0.2 million, capital expenditures of $0.9 million and investments in investees of $0.5 million. Cash provided by financing activities primarily reflects $1.6 million received from Common Stock option and Common Stock warrant exercises. Since our inception, we have not generated gross margins sufficient to offset our operating and other expenses and our primary source of cash has been from the public and private placement of stock and credit facilities available to us.
On April 17, 2014, we entered into a stock purchase agreement to acquire Inspiro, an Israeli medical device company developing a new platform to deliver small molecule drugs such as corticosteroids and beta agonists and larger molecules to treat respiratory diseases. In connection with the transaction, we agreed to pay an aggregate of $10.0 million, of which $1.0 million will be paid in cash and $9.0 million will be paid in shares of the Company’s Common Stock based on the average closing sales price per share of the Company’s Common Stock as reported by the NYSE for the ten trading days immediately preceding the execution date of the purchase agreement, or $9.00 per share.
In April 2013, we invested $9.6 million in exchange for approximately 13.6 million shares of Pharmsynthez common stock. Concurrent with our investment, Pharmsynthez also agreed, at its option, to issue approximately 12.0 million shares of its common stock or pay us Russian Rubles (“RUR”) 265.0 million ($8.1 million) on or before December 31, 2013. We had a right to purchase additional shares in Pharmsynthez at a fixed price if Pharmsynthez paid us in RUR rather than the 12.0 million shares of Pharmsynthez common stock. Pharmsynthez delivered approximately 12.0 million shares of its common stock to us in January 2014.
In January 2013, we issued $175.0 million of the 2033 Senior Notes. The 2033 Senior Notes were sold in a private placement in reliance on exemptions from registration under the Securities Act. A $4.5 million discount was granted to the placement agent and an additional $0.4 million in deferred charges were recorded for professional fees related to the issuance. Net cash proceeds from the offering totaled $170.2 million. Interest on the 2033 Senior Notes is payable semiannually on February 1 and August 1, beginning August 1, 2013. Holders of the 2033 Senior Notes may require us to repurchase the 2033 Senior Notes for 100% of their principal amount, plus accrued and unpaid interest, on February 1, 2019, February 1, 2023 and February 1, 2028, or following the occurrence of a fundamental change as defined in the indenture governing the 2033 Senior Notes. On August 30, 2013, one of the conversion rights in the 2033 Senior Notes was triggered. Holders of the 2033 Senior Notes converted $16.9 million principal amount into 2,396,145 shares of our Common Stock at a rate of 141.4827 shares of Common Stock per $1,000 principal amount of 2033 Senior Notes.
In August 2012, we entered into a stock purchase agreement pursuant to which we acquired all of the outstanding stock of OPKO Spain (previously Farmadiet Group Holding, S.L.), a Spanish company engaged in the development, manufacture, marketing, and sale of pharmaceutical, nutraceutical, and veterinary products in Europe (the “OPKO Spain Transaction”). In connection with the OPKO Spain Transaction, we agreed to pay an aggregate purchase price of €13.5 million (approximately $16.0 million), of which (i) 50% ($8.4 million) was paid in cash at closing, and (ii) 50% (the “Deferred Payments”) were paid, at our option, in cash or shares of our Common Stock as follows: (x) 25% to be paid on the first anniversary of the closing date; and (y) 25% to be paid 18 months after the closing date. In the event we elected to pay the Deferred Payments in shares of our Common Stock, the number of shares issuable shall be calculated using the average closing price per share of our Common Stock as reported on the NYSE for the 10 trading days immediately preceding the applicable payment date. On August 2, 2013, we issued 585,703 shares of our Common Stock, in accordance with the first Deferred Payment. The number of shares issued was based on the average closing price per share of our Common Stock as reported on the NYSE for the 10 trading days up to and including August 1, 2013, or $7.61 per share. On February 14, 2014, we delivered approximately €3.4 million in cash in accordance with the second Deferred Payment.
In connection with our acquisitions of CURNA, OPKO Diagnostics, FineTech and OPKO Renal, we agreed to pay future consideration to the sellers upon the achievement of certain events, including minimum cash payments of $5.0 million to the former stockholder of FineTech upon the achievement of certain sales milestones, of which $2.7 million and $3.2 million were paid in March 2013 and 2014, respectively; up to an additional $19.1 million in shares of our Common Stock to the former stockholders of OPKO Diagnostics upon and subject to the achievement of certain milestones; and up to an additional $190.0 million in either shares of our Common Stock or cash, at our option subject to the achievement of certain milestones, to the former shareholders of OPKO Renal.
As of March 31, 2014, we have outstanding lines of credit in the aggregate amount of $8.1 million with 12 financial institutions in Chile and Spain, of which $6.4 million is unused. The weighted average interest rate on these lines of credit is approximately 5.9%. These lines of credit are short-term and are generally due within three months. These lines of credit are used primarily as a source of working capital for inventory purchases. The highest balance at any time during the three months ended March 31, 2014, was $8.9 million. We intend to continue to enter into these lines of credit as needed. There is no assurance that these lines of credit or other funding sources will be available to us on acceptable terms, or at all, in the future.
We expect to incur losses from operations for the foreseeable future. We expect to incur substantial research and development expenses, including expenses related to the hiring of personnel and additional clinical trials. We expect that selling, general and administrative expenses will also increase as we expand our sales, marketing and administrative staff and add infrastructure.
We believe that the cash, cash equivalents, and marketable securities on hand at March 31, 2014 and the amounts available to be borrowed under our lines of credit are sufficient to meet our anticipated cash requirements for operations and debt service beyond the next 12 months. We based this estimate on assumptions that may prove to be wrong or are subject to change, and we may be required to use our available cash resources sooner than we currently expect. If we acquire additional assets or companies, accelerate our product development programs or initiate additional clinical trials, we will need additional funds. Our future cash requirements will depend on a number of factors, including possible acquisitions, the continued progress of research and development of our product candidates, the timing and outcome of clinical trials and regulatory approvals, the costs involved in preparing, filing, prosecuting, maintaining, defending, and enforcing patent claims and other intellectual property rights, the status of competitive products, the availability of financing, and our success in developing markets for our product candidates. If we are not able to secure additional funding when needed, we may have to delay, reduce the scope of, or eliminate one or more of our clinical trials or research and development programs or possible acquisitions.

The following table provides information as of March 31, 2014, with respect to the amounts and timing of our known contractual obligation payments due by period.

Contractual obligations (In thousands)	Remaining Nine Months ending December 31, 2014	2015	2016	2017	2018	2019	Thereafter	Total
Open purchase orders	$13,854	$29	$—	$—	$—	$—	$—	$13,883
Operating leases	2,338	1,914	1,553	876	578	12	12	7,283
2033 Senior Notes	—	—	—	—	—	—	224,801	224,801
Deferred payments	840	—	—	—	—	—	—	840
Mortgages and other debts payable (1)	482	499	376	337	280	272	1,486	3,732
Lines of credit	8,299	—	—	—	—	—	—	8,299
Interest commitments	3,830	4,850	4,833	4,821	4,808	452	62	23,656
Total	$29,643	$7,292	$6,762	$6,034	$5,666	$736	$226,361	$282,494

(1)	Excludes $2.1 million of consolidated liabilities related to SciVac, as to which there is no recourse against us.
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
Goodwill and Intangible Assets. Goodwill and other intangible assets, including in-process research and development (“IPR&D”), acquired in business combinations, licensing and other transactions was $1.1 billion at both March 31, 2014 and December 31, 2013, representing approximately 80% and 79% of total assets, respectively.
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

Goodwill was $226.1 million and $226.4 million, respectively, at March 31, 2014 and December 31, 2013. Goodwill is tested at least annually for impairment or when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable, on an enterprise level by assessing qualitative factors or performing a quantitative analysis in determining whether it is more likely than not that its fair value exceeds the carrying value. Examples of qualitative factors include our share price, our financial performance compared to budgets, long-term financial plans, macroeconomic, industry and market conditions as well as the substantial excess of fair value over the carrying value of net assets from the annual impairment test performed in the prior year.

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
Intangible assets were $865.3 million and $867.9 million, including IPR&D of $793.3 million and $793.3 million, respectively, at March 31, 2014 and December 31, 2013. Intangible assets are tested for impairment whenever events or changes in circumstances warrant a review, although IPRD is required to be tested at least annually. Intangible assets are highly vulnerable to impairment charges, particularly newly acquired assets for recently launched products or IPR&D. These assets are initially measured at fair value and therefore any reduction in expectations used in the valuations could potentially lead to impairment. Some of the more common potential risks leading to impairment include competition, earlier than expected loss of exclusivity, pricing pressures, adverse regulatory changes or clinical trial results, delay or failure to obtain regulatory approval and additional development costs, inability to achieve expected synergies, higher operating costs, changes in tax laws and other macro-economic changes. The complexity in estimating the fair value of intangible assets in connection with an impairment test is similar to the initial valuation.
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

Allowance for doubtful accounts and revenue recognition. Generally, we recognize revenue from product sales when goods are shipped and title and risk of loss transfer to our customers. Our estimates for sales returns are based upon the historical patterns of products returned matched against the sales from which they originated, and management’s evaluation of specific factors that may increase or decrease the risk of product returns. Revenue for services is recognized on the accrual basis at the time test results are reported, which approximates when services are provided. Services are provided to certain patients covered by various third-party payer programs including various managed care organizations, as well as the Medicare and Medicaid programs. Billings for services under third-party payer programs are included in sales net of allowances for contractual discounts and allowances for differences between the amounts billed and estimated program payment amounts. Adjustments to the estimated payment amounts based on final settlement with the programs are recorded upon settlement as an adjustment to revenue.We analyze accounts receivable and historical bad debt levels, customer credit worthiness and current economic trends when evaluating the adequacy of the allowance for doubtful accounts using the specific identification method. Our reported net loss is directly affected by management’s estimate of the collectability of accounts receivable. The allowance for doubtful accounts recognized in our Condensed Consolidated Balance Sheets at March 31, 2014 and December 31, 2013 was $1.6 million and $1.9 million, respectively.
Inventories. Inventories are valued at the lower of cost or market (net realizable value). Cost is determined by the first-in, first-out method. We consider such factors as the amount of inventory on hand, estimated time required to sell such inventories, remaining shelf-life, and current market conditions to determine whether inventories are stated at the lower of cost or market.
Recent accounting pronouncements. In July 2013, the FASB issued an Accounting Standards Update (“ASU”), ASU 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. ASU 2013-11 is intended to eliminate inconsistent practices regarding the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is available to reduce the taxable income or tax payable that would result from the disallowance of a tax position. ASU 2013-11 is effective for our fiscal year beginning January 1, 2014 and subsequent interim periods. The adoption of ASU 2013-11 does not have a material effect on our Condensed Consolidated Financial Statements.
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
Our derivative activities, which consist of foreign exchange forward contracts, are initiated to hedge forecasted cash flows that are exposed to foreign currency risk. The foreign exchange forward contracts generally require us to exchange local currencies for foreign currencies based on pre-established exchange rates at the contracts’ maturity dates. As exchange rates change, gains and losses on these contracts are generated based on the change in the exchange rates that are recognized in the Condensed Consolidated Statement of Operations at maturity, and offset the impact of the change in exchange rates on the foreign currency cash flows that are hedged. If the counterparties to the exchange contracts do not fulfill their obligations to deliver the contracted currencies, we could be at risk for currency related fluctuations. We had $2.4 million in foreign exchange forward contracts outstanding at March 31, 2014, primarily to hedge Chilean-based operating cash flows against U.S. dollars. If Chilean Pesos were to strengthen in relation to the U.S. dollar, our loss or gain on hedged foreign currency cash-flows would be offset by the derivative contracts, with a net effect of zero.
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

At March 31, 2014, we had cash and cash equivalents and marketable securities of $156.4 million. The weighted average interest rate related to our cash and cash equivalents for the three months ended March 31, 2014 was 0%. As of March 31, 2014, the principal value of our credit lines was $8.1 million at a weighted average interest rate of approximately 5.9% for the three months then ended.
Our $158.1 million aggregate principal amount of our 2033 Senior Notes has a fixed interest rate, and therefore is not subject to fluctuations in market interest rates.
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

Item 4. Controls and Procedures
Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, management concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of the end of the period covered by this Quarterly Report on Form 10-Q due to a material weakness existing in our internal controls over financial reporting as of December 31, 2013 (described below), which has not been fully remediated as of the end of the period covered by this Quarterly Report on Form 10-Q.
In connection with the preparation of our financial statements for the year ended December 31, 2013, we concluded there was a material weakness in the design and operating effectiveness of our internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness in internal control over financial reporting relates to the Company’s financial statement close process at its Chilean subsidiary due to the lack of sufficient controls to assure that inventory and accounts receivable balances are recorded correctly in accordance with U.S. generally accepted accounting principles.
With the oversight of senior management and our audit committee, we have taken steps, and plan to take additional measures, to remediate the underlying causes of the material weakness, primarily through the development and implementation of formal policies, improved processes and documented procedures, as well as the hiring of additional finance personnel.
As part of these ongoing efforts, we have documented and are in the process of testing our internal control over financial reporting in order to report on the effectiveness of our internal controls as of December 31, 2014. We have continued to expend significant internal and external resources in this effort. In particular, we have continued to work with a global accounting firm in preparation for reporting on the effectiveness of our internal controls, and we have engaged an additional accounting firm to assist our local management team to address the underlying cause of the material weakness primarily through the development and implementation of additional policies, improved processes and documented procedures, as well as the hiring of additional finance personnel. However, we can provide no assurance at this time that management will be able to report that our internal control over financial reporting is effective as of December 31, 2014, or that our registered independent public accounting firm will be able to attest that such internal controls are effective.
Notwithstanding the identified material weakness, management believes the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q fairly represent in all material respects our financial condition, results of operations and cash flows at and for the periods presented in accordance with U.S. GAAP.
Changes to the Company’s Internal Control Over Financial Reporting
In addition to the changes above, in connection with the OPKO Renal and OPKO Biologics acquisitions in March 2013 and August 2013, respectively, we began implementing standards and procedures at OPKO Renal and OPKO Biologics, including upgrading and establishing controls over accounting systems, and adding employees and consultants who are trained and experienced in the preparation of financial statements in accordance with U.S. GAAP to ensure that we have in place appropriate internal control over financial reporting at OPKO Renal and OPKO Biologics. These changes to the Company’s internal control over financial reporting that occurred during the Company’s first fiscal quarter of 2014 have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
On April 29, 2013, a putative class action was filed in the Eighth Judicial District Court in and for Clark County, Nevada against PROLOR Biotech, Inc. (now OPKO Biologics), the members of the PROLOR Board of Directors, individually (including Drs. Frost and Hsiao and Steven Rubin), and the Company. From May 1, 2013 through May 6, 2013, we were named in an additional five putative class actions lawsuits filed in the Eight Judicial District Court in and for Clark County, Nevada against the same defendants. On July 17, 2013, these six suits were consolidated, for all purposes, into an amended class action complaint. The lawsuit is brought by purported holders of PROLOR’s common stock, both individually and on behalf of a putative class of PROLOR’s stockholders, asserting claims that PROLOR’s Board of Directors breached its fiduciary duties in connection with the merger by purportedly failing to maximize stockholder value, that PROLOR and its Board of Directors failed to disclose material information to PROLOR’s stockholders, and that the Company aided and abetted the alleged breaches of fiduciary duty. On May 5, 2014, the court issued an order dismissing all claims as to all defendants without prejudice.

Item 1A. Risk Factors
None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On December 13, 2013, the Company entered into an agreement pursuant to which it agreed to acquire Laboratorio Arama De Uruguay Ltda (“Arama Uruguay”) for approximately $0.4 million, of which $.2 million was paid in cash and $.02 was paid in shares of OPKO Common Stock at closing based on the average closing sale price of our Common Stock on the New York Stock Exchange for the fifteen day trading period ending on the day prior to the execution of the definitive agreement. The transaction closed on January 7, 2014. In connection with the transaction, the Company issued an aggregate of 19,140 shares of OPKO Common Stock, of which 11,483 shares were delivered to sellers at closing and 7,656 shares were placed in escrow as security for indemnity claims. The stock consideration was issued in reliance upon an exemption from the registration requirements under the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 4(2) or Regulation S thereof.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not Applicable.
Item 5. Other Information
None.

Item 6. Exhibits

Exhibit 3.1(1)	Amended and Restated Certificate of Incorporation.
Exhibit 3.2(2)	Amended and Restated By-Laws.
Exhibit 3.3(3)	Certificate of Designation of Series D Preferred Stock.
Exhibit 4.3(4)	Indenture, dated as of January 30, 2013, between OPKO Health, Inc. and Wells Fargo Bank, National Association.
Exhibit 31.1
Certification by Phillip Frost, Chief Executive Officer, pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended March 31, 2014.

Exhibit 31.2
Certification by Adam Logal, Chief Financial Officer, pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended March 31, 2014.

Exhibit 32.1
Certification by Phillip Frost, Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended March 31, 2014.

Exhibit 32.2
Certification by Adam Logal, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended March 31, 2014.

Exhibit 101.INS	XBRL Instance Document
Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document
Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document
Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)
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

Date: May 09, 2014	OPKO Health, Inc.

/s/ Adam Logal
Adam Logal
Senior Vice President, Chief Financial Officer,
Chief Accounting Officer and Treasurer

Exhibit Index

Exhibit Number	Description

Exhibit 31.1
Certification by Phillip Frost, Chief Executive Officer, pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended March 31, 2014.

Exhibit 31.2
Certification by Adam Logal, Chief Financial Officer, pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended March 31, 2014.

Exhibit 32.1
Certification by Phillip Frost, Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended March 31, 2014.

Exhibit 32.2
Certification by Adam Logal, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended March 31, 2014.

Exhibit 101.INS	XBRL Instance Document

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document