Form 10-Q
period 2014-06-30
Opko Health, Inc.
filed 2014-08-11
CIK 944809

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014.
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):   ☐  YES    ☒  NO
As of August 1, 2014, the registrant had 429,195,973 shares of common stock outstanding.

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
Item 1. Financial Statements
OPKO Health, Inc. and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands except share and per share data)

	June 30, 2014(1)	December 31, 2013(1)
ASSETS
Current assets:
Cash and cash equivalents	$134,010	$185,798
Accounts receivable, net	23,113	19,767
Inventory, net	18,334	18,079
Prepaid expenses and other current assets	7,553	19,084
Total current assets	183,010	242,728
Property, plant, equipment, and investment properties, net	17,348	17,027
Intangible assets, net	69,059	74,533
In-process research and development	793,326	793,341
Goodwill	226,001	226,373
Investments, net	33,428	30,653
Other assets	4,910	6,861
Total assets	$1,327,082	$1,391,516
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$10,041	$13,414
Accrued expenses	54,964	65,874
Current portion of lines of credit and notes payable	14,397	12,562
Total current liabilities	79,402	91,850
2033 Senior Notes, net of discount and estimated fair value of embedded derivatives	116,365	211,912
Other long-term liabilities, principally contingent consideration and deferred tax liabilities	218,490	214,775
Total long-term liabilities	334,855	426,687
Total liabilities	414,257	518,537
Equity:
Common Stock - $0.01 par value, 750,000,000 shares authorized; 427,102,876 and 414,818,195 shares issued at June 30, 2014 and December 31, 2013, respectively	4,271	4,148
Treasury Stock - 1,245,367 and 2,264,063 shares at June 30, 2014 and December 31, 2013, respectively	(4,051)	(7,362)
Additional paid-in capital	1,490,071	1,379,383
Accumulated other comprehensive income	304	3,418
Accumulated deficit	(573,203)	(503,177)
Total shareholders’ equity attributable to OPKO	917,392	876,410
Noncontrolling interests	(4,567)	(3,431)
Total shareholders’ equity	912,825	872,979
Total liabilities and equity	$1,327,082	$1,391,516

(1)
As of June 30, 2014 and December 31, 2013, total assets include $7.7 million and $6.7 million, respectively, and total liabilities include $13.5 million and $10.4 million, respectively, related to SciVac Ltd (“SciVac”), previously known as SciGen (I.L.) Ltd, a consolidated variable interest entity. SciVac’s consolidated assets are owned by SciVac and SciVac’s consolidated liabilities have no recourse against us. Refer to Note 5.

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

OPKO Health, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except share and per share data)

	For the three months ended June 30,		For the six months ended June 30,
	2014	2013	2014	2013
Revenues:
Products	$21,392	$18,618	$41,219	$34,145
Revenue from services	2,153	3,188	4,123	6,280
Revenue from transfer of intellectual property	—	2,015	476	14,772
Total revenues	23,545	23,821	45,818	55,197
Costs and expenses:
Costs of revenues	12,565	13,103	24,955	24,860
Selling, general and administrative	14,874	13,879	28,686	26,303
Research and development	16,234	9,557	37,227	19,467
In process research and development	10,055	—	10,055	—
Contingent consideration	1,876	2,577	4,486	3,921
Amortization of intangible assets	2,826	2,688	5,569	5,402
Total costs and expenses	58,430	41,804	110,978	79,953
Operating loss	(34,885)	(17,983)	(65,160)	(24,756)
Other income and (expense), net:
Interest income	7	90	48	149
Interest expense	(4,685)	(3,842)	(8,171)	(6,739)
Fair value changes of derivative instruments, net	10,967	12,651	452	(10,898)
Other income (expense), net	2,990	8,027	4,808	10,358
Other income and (expense), net	9,279	16,926	(2,863)	(7,130)
Loss before income taxes and investment losses	(25,606)	(1,057)	(68,023)	(31,886)
Income tax provision	(101)	(925)	(714)	(968)
Loss before investment losses	(25,707)	(1,982)	(68,737)	(32,854)
Loss from investments in investees	(370)	(2,371)	(2,426)	(6,261)
Net loss	(26,077)	(4,353)	(71,163)	(39,115)
Less: Net loss attributable to noncontrolling interests	(597)	(959)	(1,137)	(1,506)
Net loss attributable to common shareholders before preferred stock dividend	(25,480)	(3,394)	(70,026)	(37,609)
Preferred stock dividend	—	—	—	(420)
Net loss attributable to common shareholders	$(25,480)	$(3,394)	$(70,026)	$(38,029)
Loss per share, basic and diluted:
Net loss per share	$(0.06)	$(0.01)	$(0.17)	$(0.12)
Weighted average number of common shares outstanding, basic and diluted	413,339,679	336,732,215	413,125,932	324,898,133

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

OPKO Health, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)
(In thousands)

	For the three months ended June 30,		For the six months ended June 30,
	2014	2013	2014	2013
Net loss attributable to common shareholders	$(25,480)	$(3,394)	$(70,026)	$(38,029)
Other comprehensive income (loss), net of tax:
Change in foreign currency translation & OCI from Equity Investments	188	(2,085)	(1,613)	(1,762)
Available for sale investments:
Change in other unrealized gains (loss), net	(1,283)	424	(948)	1,829
Less: reclassification adjustments for gains included in net loss, net of tax	—	(3,602)	(553)	(4,593)
Comprehensive loss	$(26,575)	$(8,657)	$(73,140)	$(42,555)

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

OPKO Health, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	For the six months ended June 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(71,163)	$(39,115)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7,591	6,880
Non-cash interest on 2033 Senior Notes	3,557	3,120
Amortization of deferred financing costs	1,807	343
Losses from investments in investees	2,426	6,261
Equity-based compensation – employees and non-employees	6,993	7,003
(Recovery of) provision for bad debts	(68)	329
Provision for inventory obsolescence	583	1,273
Revenue from receipt of equity	(120)	(12,620)
Realized gain on sale of equity securities	(1,274)	(10,821)
Gain on conversion of 3.00% convertible senior notes	(2,668)	—
Change in fair value of derivatives instruments	(452)	10,898
In-process research and development	10,055	—
Change in fair value of contingent consideration	4,486	3,921
Deferred income tax benefit	—	(602)
Changes in assets and liabilities, net of the effects of acquisitions:
Accounts receivable	(4,321)	(1,652)
Inventory	(1,413)	1,213
Prepaid expenses and other current assets	3,324	(2,572)
Other assets	3,911	97
Accounts payable	(3,308)	333
Foreign currency measurement	(824)	450
Accrued expenses	(3,663)	7,130
Net cash used in operating activities	(44,541)	(18,131)
Cash flows from investing activities:
Investments in investees	(500)	(13,341)
Proceeds from sale of equity securities	1,331	11,496
Acquisition of businesses, net of cash	(1,695)	78
Purchase of marketable securities	—	(50,027)
Capital expenditures	(2,467)	(2,054)
Net cash used in investing activities	(3,331)	(53,848)
Cash flows from financing activities:
Issuance of 2033 Senior Notes, net, including related parties	—	170,184
Payment of Series D dividends, including related parties	—	(3,015)
Proceeds from the exercise of Common Stock options and warrants	2,747	1,519
Contingent consideration payments	(6,435)	(2,539)
Borrowings on lines of credit	14,258	15,354
Repayments of lines of credit	(14,571)	(17,718)
Net cash (used in) provided by financing activities	(4,001)	163,785
Effect of exchange rate on cash and cash equivalents	85	(106)
Net (decrease) increase in cash and cash equivalents	(51,788)	91,700
Cash and cash equivalents at beginning of period	185,798	27,361
Cash and cash equivalents at end of period	$134,010	$119,061
SUPPLEMENTAL INFORMATION:
Interest paid	$2,771	$318
Income taxes paid, net	$796	$242
RXi common stock received	$—	$12,500
Pharmsynthez common stock received	$6,264	$—
Non-cash financing:
Shares issued upon the conversion of:
Series D Preferred Stock	$—	$24,386
2033 Senior Notes	$95,665	$—
Common Stock options and warrants, net exercised	$3,493	$815
Issuance of Common Stock to acquire:
OPKO Renal	$—	$146,902
OPKO Brazil	$—	$436
Arama Uruguay	$159	$—
Inspiro	$8,566	$—

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
NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of presentation. The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and notes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) considered necessary to present fairly the Company’s results of operations, financial position and cash flows have been made. The results of operations and cash flows for the three and six months ended June 30, 2014, are not necessarily indicative of the results of operations and cash flows that may be reported for the remainder of 2014 or for future periods. The unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2013.
Reclassifications of certain amounts. During 2013 and the first quarter of 2014, we reported payments for contingent consideration and some deferred payments as cash outflows from operating activities. Amounts paid pertaining to the initial purchase accounting contingent liability have been classified as cash outflows from financing activities, reflecting such payments as financing is more accurate, thus, the change in accounting policy. Amounts paid in excess of the purchase accounting contingent liability have been classified as cash outflows from operating activities. We have adjusted the amounts previously reported in our Form 10-Q for the six months ended June 30, 2013 in conjunction with the filing of this Form10-Q and the six months ended June 30, 2014 by reducing cash outflows from operating activities and increasing cash outflows from financing activities by $6.4 million and $2.5 million for 2014 and 2013, respectively.
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
Goodwill and intangible assets. Goodwill represents the difference between the purchase price and the estimated fair value of the net assets acquired when accounted for by the purchase method of accounting and arose from our acquisitions of Pharma Genexx, S.A. (“OPKO Chile”), Pharmacos Exakta S.A. de C.V. (“Exakta-OPKO”), CURNA, Inc. (“CURNA”), Claros Diagnostics, Inc. (“OPKO Diagnostics”), FineTech Pharmaceuticals, Ltd. (“FineTech”), ALS Distribuidora Limitada (“ALS”), Farmadiet Group Holding, S.L. (“OPKO Spain”), Prost-Data, Inc. (“OPKO Lab”), Cytochroma Inc. (“OPKO Renal”), Silcon Comércio, Importacao E Exportacao de Produtos Farmaceuticos e Cosmeticos Ltda. (“OPKO Brazil”) and PROLOR Biotech, Inc. (“OPKO Biologics”). Goodwill, in-process research and development (“IPR&D”) and other intangible assets acquired in business combinations, licensing and other transactions at June 30, 2014 and December 31, 2013 were $1.1 billion and $1.1 billion, respectively.
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
We amortize intangible assets with definite lives on a straight-line basis over their estimated useful lives, ranging from 3 to 10 years, and review for impairment at least annually, or when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. We use the straight-line method of amortization as there is no reliably determinable pattern in which the economic benefits of our intangible assets are consumed or otherwise used up. Amortization expense from continuing operations was $5.6 million and $5.4 million for the six months ended June 30, 2014 and 2013, respectively.
Fair value measurements. The carrying amounts of our cash and cash equivalents, accounts receivable and accounts payable approximate their fair value due to the short-term maturities of these instruments. Investments that are considered available for sale as of June 30, 2014 are carried at fair value.
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
Derivative financial instruments. We record derivative financial instruments on our Condensed Consolidated Balance Sheet at their fair value and recognize the changes in the fair value in our Condensed Consolidated Statement of Operations, when they occur, the only exception being derivatives that qualify as hedges. For the derivative instrument to qualify as a hedge, we are required to meet strict hedge effectiveness and contemporaneous documentation requirements at the initiation of the hedge and assess the hedge effectiveness on an ongoing basis over the life of the hedge. At June 30, 2014 and December 31, 2013, our forward contracts for inventory purchases did not meet the documentation requirements to be designated as hedges. Accordingly, we recognize all changes in the fair values of our derivatives instruments, net, in our Condensed Consolidated Statement of Operations. Refer to Note 9.
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
Revenue for laboratory services is recognized on the accrual basis at the time test results are reported, which approximates when services are provided. Services are provided to certain patients covered by various third-party payer programs including various managed care organizations, as well as the Medicare and Medicaid programs. Billings for services under third-party payer programs are included in sales net of allowances for contractual discounts and allowances for differences between the amounts billed and estimated program payment amounts. Adjustments to the estimated payment amounts based on final settlement with the programs are recorded upon settlement as an adjustment to revenue. For the three and six months ended June 30, 2014, revenue from services also includes $0.1 million and $0.1 million, respectively, of revenue related to our consulting agreement with Neovasc and to revenue related to molecular diagnostics collaboration agreements. For the three and six months ended June 30, 2013, revenue from services also includes $0.2 million and $0.4 million, respectively, of revenue related to our consulting agreement with Neovasc and to revenue related to molecular diagnostics collaboration agreements. We recognize this revenue on a straight-line basis over the contractual term of the agreements.
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
The assessment of our obligations and related performance periods requires significant management judgment. If an agreement contains research and development obligations, the relevant time period for the research and development phase is based on management estimates and could vary depending on the outcome of clinical trials and the regulatory approval process. Such changes could materially impact the revenue recognized, and as a result, management reviews the estimates related to the relevant time period of research and development on a quarterly basis. For the six months ended June 30, 2014, we recorded $0.5 million of revenue from the transfer of intellectual property. Refer to Note 5.
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

Total deferred revenue included in Accrued expenses and Other long-term liabilities was $8.3 million and $8.3 million at June 30, 2014 and December 31, 2013, respectively.
Allowance for doubtful accounts. We analyze accounts receivable and historical bad debt levels, customer credit worthiness and current economic trends when evaluating the adequacy of the allowance for doubtful accounts using the specific identification method. Our reported net loss is directly affected by our estimate of the collectability of accounts receivable. The amount of the allowance for doubtful accounts was $1.5 million and $1.9 million at June 30, 2014 and December 31, 2013, respectively.
Equity-based compensation. We measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is recognized in the Condensed Consolidated Statement of Operations over the period during which an employee is required to provide service in exchange for the award. We record excess tax benefits, realized from the exercise of stock options as a financing cash inflow rather than as a reduction of taxes paid in cash flow from operations. Equity-based compensation arrangements to non-employees are recorded at their fair value on the measurement date. The measurement of equity-based compensation is subject to periodic adjustment as the underlying equity instruments vest. During the three months ended June 30, 2014 and 2013, we recorded $3.4 million and $1.8 million, respectively, of equity-based compensation expense. During the six months ended June 30, 2014 and 2013, we recorded $7.0 million and $7.0 million, respectively, of equity-based compensation expense.
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

In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers." ASU No. 2014-09 clarifies the principles for recognizing revenue and develops a common revenue standard for GAAP and International Financial Reporting Standards ("IFRS") that removes inconsistencies and weaknesses in revenue requirements, provides a more robust framework for addressing revenue issues, improves comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets, provides more useful information to users of financial statements through improved disclosure requirements and simplifies the preparation of financial statements by reducing the number of requirements to which an entity must refer. ASU No. 2014-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. Companies can choose to apply the ASU using either the full retrospective approach or a modified retrospective approach. We are currently evaluating both methods of adoption and the impact, if any, that the adoption of this ASU will have on our condensed consolidated financial statements.

In June 2014, the FASB issued ASU No. 2014-12, "Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period (a consensus of the FASB Emerging Issues Task Force)." ASU No. 2014-12 requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. ASU No. 2014-12 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015. Earlier adoption is permitted. The amendments can be applied either prospectively to all awards granted or modified after the effective date or retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards. We expect to apply the ASU prospectively and do not expect the adoption to have an impact on our condensed consolidated financial statements as our existing share-based payment awards do not fall within the scope of this ASU.
NOTE 3 LOSS PER SHARE
Basic loss per share is computed by dividing our net loss by the weighted average number of shares outstanding during the period. Diluted loss per share is computed by dividing our net loss increased by dividends on preferred stock by the weighted average number of shares outstanding and the impact of all dilutive potential common shares, primarily stock options. The dilutive impact of stock options and warrants is determined by applying the “treasury stock” method. In the periods in which their effect would be anti-dilutive, no effect has been given to outstanding options, warrants or convertible Preferred Stock in the diluted computation. Potentially dilutive shares issuable pursuant to the 2033 Senior Notes (defined in Note 6) were not included in the computation of net loss per share for the three and six months ended June 30, 2014, because their inclusion would be anti-dilutive.
Also, a total of 29,132,527 and 29,701,838 potential shares of Common Stock have been excluded from the calculation of diluted net loss per share for the three months ended June 30, 2014 and 2013, respectively, because their inclusion would be anti-dilutive. A total of 29,503,319 and 29,910,492 potential shares of Common Stock have been excluded from the calculation of diluted net loss per share for the six months ended June 30, 2014 and 2013, respectively, because their inclusion would be anti-dilutive.
During the three months ended June 30, 2014, 1,102,741 Common Stock options to purchase shares of our Common Stock were exercised, resulting in the issuance of 782,324 shares of Common Stock. Of the 1,102,741 Common Stock options exercised, 320,417 shares of Common Stock were surrendered in lieu of a cash payment via the net exercise feature of the agreements.
During the six months ended June 30, 2014, 1,705,406 Common Stock options and Common Stock warrants to purchase shares of our Common Stock were exercised, resulting in the issuance of 1,310,250 shares of Common Stock. Of the 1,705,406 Common Stock options and Common Stock warrants exercised, 395,156 shares of Common Stock were surrendered in lieu of a cash payment via the net exercise feature of the warrant agreements.

NOTE 4 COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS

(In thousands)	June 30, 2014	December 31, 2013
Accounts receivable, net
Accounts receivable	$24,660	$21,652
Less: allowance for doubtful accounts	(1,547)	(1,885)
	$23,113	$19,767
Inventories, net
Finished products	$12,455	$13,374
Work in-process	1,510	1,350
Raw materials	4,948	4,132
Less: inventory reserve	(579)	(777)
	$18,334	$18,079
Prepaid expenses and other current assets
Prepaid supplies	$1,910	$945
Prepaid insurance	1,113	892
Pharmsynthez notes receivable	—	6,151
Other receivables	619	1,985
Taxes recoverable	1,298	3,458
Other	2,613	5,653
	$7,553	$19,084
Intangible assets, net:
Technologies	$53,012	$51,660
Customer relationships	22,511	22,725
Product registrations	9,687	9,692
Tradenames	3,615	3,669
Covenants not to compete	8,669	8,671
Other	1,190	2,519
Less: accumulated amortization	(29,625)	(24,403)
	$69,059	$74,533
Accrued expenses:
Taxes payable	$406	$702
Deferred revenue	6,393	7,639
Clinical trials	2,616	3,342
Professional fees	1,320	402
Employee benefits	5,405	4,399
Deferred acquisition payments, net of discount	—	5,465
Contingent consideration	24,618	28,047
Other	14,206	15,878
	$54,964	$65,874

(In thousands)	June 30, 2014	December 31, 2013
Other long-term liabilities:
Contingent consideration – OPKO Renal	$37,141	$34,401
Contingent consideration – OPKO Spain	299	504
Contingent consideration – OPKO Diagnostics	10,642	8,340
Contingent consideration – CURNA	214	316
Mortgages and other debts payable	2,948	3,270
Deferred tax liabilities	165,226	166,435
Other, including deferred revenue	2,020	1,509
	$218,490	$214,775
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
At June 30, 2014, the changes in value of the intangible assets and goodwill are primarily due to foreign currency fluctuations between the Chilean and Mexican pesos, the Euro and the Shekel against the U.S. dollar.
The following table summarizes the changes in Goodwill during the six months ended June 30, 2014.

	2014
(In thousands)	Balance at January 1	Acquisitions	Foreign exchange, other	Balance at June 30
Pharmaceuticals
CURNA	$4,827	$—	$—	$4,827
Exakta-OPKO	113	—	—	113
OPKO Chile	6,102	—	(310)	5,792
OPKO Spain	9,075	—	(79)	8,996
FineTech	11,698	—	—	11,698
SciVac	1,740	—	17	1,757
OPKO Renal	2,069	—	—	2,069
OPKO Biologics	139,784	—	—	139,784
Diagnostics
Claros	17,977	—	—	17,977
OPKO Lab	32,988	—	—	32,988
	$226,373	$—	$(372)	$226,001

NOTE 5 ACQUISITIONS, INVESTMENTS AND LICENSES
Inspiro Medical Ltd. acquisition
On April 17, 2014, we entered into a stock purchase agreement to acquire 100% of the issued and outstanding share capital of Inspiro Medical Ltd. (“Inspiro”), an Israeli medical device company developing a new platform to deliver small molecule drugs such as corticosteroids and beta agonists and larger molecules to treat respiratory diseases.
In connection with the transaction, we paid $1.5 million in cash and delivered 999,556 shares of our Common Stock valued at $8.6 million based on the closing price per share of our Common Stock as reported by the NYSE on the actual closing date of the acquisition, or $8.57 per share. The transaction closed on May 22, 2014. The number of shares issued was based upon our trading price as reported by the NYSE for the ten trading days immediately preceding the execution date of the purchase agreement, or $9.00 per share.
Inspiro’s Inspiromatic™ is a “smart” easy-to-use dry powder inhaler with several advantages over existing devices. We anticipate that this innovative device will play a valuable role in the improvement of therapy for asthma, chronic obstructive pulmonary disease, cystic fibrosis and other respiratory diseases. We recorded the transaction as an asset acquisition and recorded the assets and liabilities at fair value, and as a result, we recorded $10.1 million of acquired in-process research and development expenses.
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
Pro forma disclosure for acquisitions
The following table includes the pro forma results for the three and six months ended June 30, 2014 of the combined companies as though the acquisition of OPKO Biologics and OPKO Renal had been completed as of the beginning of the period presented.

	For the three months ended June 30,		For the six months ended June 30,
(In thousands)	2014	2013	2014	2013
Revenues	23,545	23,821	45,818	55,197
Net loss	(26,077)	(14,238)	(71,163)	(51,809)
Net loss attributable to common shareholders	(25,480)	(13,279)	(70,026)	(50,303)
Basic and diluted loss per share	$(0.06)	$(0.03)	$(0.17)	$(0.13)
The unaudited pro forma financial information is presented for information purposes only. The unaudited pro forma financial information may not necessarily reflect our future results of operations or what the results of operations would have been had we owned and operated each company as of the beginning of the period presented.

Investments
The total assets, liabilities, and net losses of our equity method investees for six months ended June 30, 2014 were $131.4 million, $17.7 million, and $25.2 million, respectively. The following table reflects our maximum exposure, accounting method, ownership interest and underlying equity in net assets of each of our unconsolidated investments as of June 30, 2014:

(Dollars in thousands, except per share prices) Investee name	Year invested	Accounting method	Ownership at June 30, 2014	Investment	Underlying equity in net assets	Closing share price at June 30, 2014 for investments available for sale
Neovasc	2011	Equity method	6%	3,798	1,454
Senesco	2014	Equity method	4%	750	366
RXi	2013	Equity method	15%	15,000	1,918
Pharmsynthez	2013	Equity method	17%	11,300	6,405
Zebra	2013	VIE, equity method	19%	2,000	840
Cocrystal	2009	Equity method	16%	5,476	993
Neovasc options	2011	Investment available for sale	N/A	925		$6.25
ChromaDex	2012	Investment available for sale	1%	1,320		$1.30
ARNO	2013	Investment available for sale	5%	2,000		$1.78
Cocrystal 10 yr warrants	2014	Investment available for sale	N/A	500
Senesco warrants	2014	Investment available for sale	N/A	228
Plus unrealized gains on investments, options and warrants, net				8,827
Less accumulated losses in investees				(18,696)
Total carrying value of equity method investees and investments, available for sale				$33,428
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
•Pharmsynthez agreed, at its option, to issue approximately 12.0 million common shares to us or to pay us cash in Russian Rubles (“RUR”) 265.0 million ($8.1 million) on or before December 31, 2013 (the “Pharmsynthez Note Receivable”). In January 2014, Pharmsynthez delivered to us approximately 12.0 million shares of its common stock in satisfaction of the Pharmsynthez Notes Receivable.
• We had a right to purchase additional shares in Pharmsynthez at a fixed price if Pharmsynthez pays us in cash rather than delivering to us the 12.0 million Pharmsynthez common shares (the “Purchase Option”), however in connection with the settlement of the Pharmsynthez Note Receivable in January 2014, this right terminated.
• We granted rights to certain technologies in the Russian Federation, Ukraine, Belarus, Azerbaijan and Kazakhstan (the “Territories”) to Pharmsynthez.
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
During the six months ended June 30, 2014, we received $1.4 million related to the Collaboration Payments of which we recorded $0.5 million in Revenue from transfer of intellectual property and $0.8 million as an offset to Research and development expenses.
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
Senesco Technologies, Inc
We previously held a variable interest in Fabrus, Inc (“Fabrus”). Effective May 16, 2014 Senesco Technologies, Inc (“Senesco”) acquired Fabrus through a merger, with Fabrus surviving the merger as a wholly-owned subsidiary of Senesco.
Immediately prior to the effective time of the Merger, any unpaid indebtedness pursuant to all outstanding Fabrus convertible promissory notes was canceled and converted into Fabrus common stock. At the effective time of the merger, all outstanding Fabrus stock options were accelerated and terminated by Fabrus and replaced with stock options to acquire shares of Senesco common stock with identical rights and privileges except that the number of shares subject to each Senesco option equal the number of shares subject to the Fabrus option it replaced multiplied by 0.376939. As a part of the Merger consideration, Senesco issued to the Fabrus investors Common Stock Purchase Warrants to purchase shares of the Company’s common stock.
OPKO’s convertible promissory notes in Fabrus were canceled and converted into 80,000 shares of Senesco common stock, and OPKO’s 1,159,380 shares of Fabrus common stock were replaced with 437,016 shares of Senesco common stock. OPKO received a total of 517,016 shares of Senesco common stock and warrants to purchase an additional 267,927 shares of Senesco common stock.
We have determined that we and our related parties can significantly influence the success of Senesco through our board representation and voting power. Accordingly, as we and our related parties have the ability to exercise significant influence over Senesco’s operations, we account for our investment in Senesco under the equity method. Based on our review of the applicable accounting literature, we believe the transaction qualifies for carryover basis.
Investments in variable interest entities

We have determined that we hold variable interests in SciVac Ltd (“SciVac”), previously known as SciGen (I.L.) Ltd, and Zebra Biologics, Inc. (“Zebra”). We made this determination as a result of our assessment that they do not have sufficient resources to carry out their principal activities without additional financial support.
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
Consolidated variable interest entities
In June 2012, we entered into a share and debt purchase agreement whereby in exchange for $0.7 million we acquired shares representing a 50% stock ownership in SciVac from FDS Pharma LLP (“FDS”). SciVac is a privately-held Israeli company that produces a third-generation hepatitis B-vaccine. From November 2012 until June 30, 2014, we loaned to SciVac a combined $2.6 million for working capital purposes. We have determined that we hold variable interests in SciVac based on our assessment that SciVac does not have sufficient resources to carry out its principal activities without financial support. In order to determine the fair market value of our investment in SciVac, we have utilized a business enterprise valuation approach.
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
The following table represents the consolidated assets and non-recourse liabilities related to SciVac as of June 30, 2014 and December 31, 2013. These assets are owned by, and these liabilities are obligations of, SciVac, not us.

(In thousands)	June 30, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$433	$2
Accounts receivable, net	516	283
Inventories, net	1,700	1,696
Prepaid expenses and other current assets	529	218
Total current assets	3,178	2,199
Property, plant and equipment, net	1,412	1,374
Intangible assets, net	1,055	1,111
Goodwill	1,757	1,821
Other assets	263	261
Total assets	$7,665	6,766
Liabilities
Current liabilities:
Accounts payable	$1,007	$1,136
Accrued expenses	8,298	6,498
Notes payable	3,903	1,537
Total current liabilities	13,208	9,171
Other long-term liabilities	261	1,240
Total liabilities	$13,469	$10,411

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
The following table sets forth information related to the 2033 Senior Notes which is included our Condensed Consolidated Balance Sheets:

(In thousands)	Embedded conversion option	2033 Senior Notes	Discount	Total
Balance at December 31, 2013	$101,087	$158,064	$(47,239)	$211,912
Amortization of debt discount	—	—	3,557	3,557
Change in fair value of embedded derivative	(770)	—	—	(770)
Conversion	(47,353)	(70,422)	19,441	(98,334)
Balance at June 30, 2014	$52,964	$87,642	$(24,241)	$116,365
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
In June 2014, we entered into an exchange agreement with a holder of the Company’s Notes pursuant to which such holder exchanged $70.4 million in aggregate principal amount of Notes for 10,974,431 shares of the Company’s Common Stock and approximately $0.8 million in cash representing accrued interest through the date of completion of the exchange. We recorded a 2.7 million non-cash gain related to the exchange. The gain on exchange is included within Other income (expense) on our Condensed Consolidated Statement of Operations.
We used a binomial lattice model in order to estimate the fair value of the embedded derivative in the 2033 Senior Notes. A binomial lattice model generates two probable outcomes — one up and another down —arising at each point in time, starting from the date of valuation until the maturity date. A lattice model was initially used to determine if the 2033 Senior Notes would be converted, called or held at each decision point. Within the lattice model, the following assumptions are made: (i) the 2033 Senior Notes will be converted early if the conversion value is greater than the holding value; or (ii) the 2033 Senior Notes will be called if the holding value is greater than both (a) the redemption price (as defined in the Indenture) and (b) the conversion value plus the coupon make-whole payment at the time. If the 2033 Senior Notes are called, then the holder will maximize their value by finding the optimal decision between (1) redeeming at the redemption price and (2) converting the 2033 Senior Notes.
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
The following table sets forth the inputs to the lattice model used to value the embedded derivative:

June 30, 2014
Stock price	$8.84
Conversion Rate	141.4827
Conversion Price	$7.07
Maturity date	February 1, 2033
Risk-free interest rate	1.47%
Estimated stock volatility	42%
Estimated credit spread	717 basis points
The following table sets forth the fair value of the 2033 Senior Notes with and without the embedded derivatives, and the fair value of the embedded derivatives at June 30, 2014. At June 30, 2014 the principal amount of the 2033 Senior Notes was $87.6 million:

(In thousands)	June 30, 2014
Fair value of 2033 Senior Notes:
With the embedded derivatives	$122,723
Without the embedded derivatives	$69,759
Estimated fair value of the embedded derivatives	$52,964
Changes in certain inputs into the lattice model can have a significant impact on changes in the estimated fair value of the embedded derivatives. For example, a decrease in our estimated credit spread results in an increase in the estimated value of the embedded derivatives. Conversely, a decrease in the price of our Common Stock results in a decrease in the estimated fair value of the embedded derivatives. For the six months ended June 30, 2014, we observed an increase in the market price of our

Common Stock which primarily resulted in a $0.8 million decrease in the estimated fair value of our embedded derivatives recorded in Fair value changes of derivative instruments, net in our Condensed Consolidated Statements of Operations.

We have line of credit agreements with twelve financial institutions as of June 30, 2014 and fourteen financial institutions as of December 31, 2013 in Chile and Spain. These lines of credit are used primarily as a source of working capital for inventory purchases.
The following table summarizes the amounts outstanding under the Chilean and Spanish lines of credit:

(Dollars in thousands)			Balance Outstanding
Lender	Interest rate on borrowings at June 30, 2014	Credit line capacity	June 30, 2014	December 31, 2013
Itau Bank	5.00%	$1,800	$1,476	$1,999
Bank of Chile	6.40%	2,250	1,195	2,079
BICE Bank	5.00%	1,700	1,868	516
Corp Banca	—%	—	—	(47)
BBVA Bank	5.00%	2,000	1,403	523
Penta Bank	8.20%	1,200	1,096	946
Security Bank	7.26%	1,300	797	1,075
BCI	—%	—	—	198
Estado Bank	5.44%	2,800	1,709	1,772
Sabadell Bank	4.50%	205	—	—
Bilbao Vizcaya Bank	4.72%	341	—	—
Banco Popular	6.09%	273	—	—
Deutsche Bank	4.00%	204	—	—
Santander Bank	4.09%	273	—	—
Total		$14,346	$9,544	$9,061
At June 30, 2014 and December 31, 2013, the weighted average interest rate on our lines of credit was approximately 5.8% and 7.7%, respectively.
At June 30, 2014 and December 31, 2013, we had mortgage notes and other debt related to OPKO Spain as follows:

(In thousands)	June 30, 2014	December 31, 2013
Current portion of notes payable	$950	$1,964
Other long-term liabilities	2,948	3,270
Total mortgage notes and other debt	$3,898	$5,234
The mortgages and other debts mature at various dates ranging from 2015 through 2024 bearing variable interest rates from 2.7% up to 6.1%. The weighted average interest rate on the mortgage notes and other debt at June 30, 2014 and December 31, 2013, was 3.4% and 3.9%, respectively. The mortgages are secured by our office space in Barcelona.

NOTE 7 ACCUMULATED OTHER COMPREHENSIVE INCOME
For the six months ended June 30, 2014, changes in Accumulated other comprehensive income, net of tax, were as follows:

(In thousands)	Foreign currency	Unrealized gains in Accumulated OCI	Total
Balance at December 31, 2013	$1,371	$2,047	$3,418
Other comprehensive income before reclassifications, net of tax (1)	(1,613)	(948)	(2,561)
Amounts reclassified from accumulated other comprehensive income, net of tax (1)	—	(553)	(553)
Net other comprehensive income	(1,613)	(1,501)	(3,114)
Balance at June 30, 2014	$(242)	$546	$304

(1)	Effective tax rate of 38.47%.
Amounts reclassified from Accumulated other comprehensive income for the six months ended June 30, 2014 related to $1.3 million realized gain on the sales of certain of our investments available for sale. Of the $1.3 million gain on the sales of our investments available for sale, a $0.9 million gain was reclassified from unrealized gains in Accumulated other comprehensive income to Other income (expense), net for the six months ended June 30, 2014.
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
A summary of our investments as of June 30, 2014, classified as available for sale and carried at fair value, is as follows:

	As of June 30, 2014
(In thousands)	Amortized Cost	Gross unrealized gains in Accumulated OCI	Gross unrealized losses in Accumulated OCI	Gain/(Loss) in Accumulated Deficit	Fair value
Common stock investments, available for sale	$3,320	$1,100	$(517)	$—	$3,903
Common stock options/warrants	1,425	1,575	—	2,980	5,980
Total assets	$4,745	$2,675	$(517)	$2,980	$9,883
A summary of our investments as of December 31, 2013, classified as available for sale and carried at fair value is as follows:

	As of December 31, 2013
(In thousands)	Amortized Cost	Gross unrealized gains in Accumulated OCI	Gross unrealized losses in Accumulated OCI	Gain/(Loss) in Accumulated Deficit	Fair value
Common stock investments, available for sale	$3,376	$2,698	$—	$—	$6,074
Common stock options/warrants	925	1,041	—	4,022	5,988
Total assets	$4,301	$3,739	$—	$4,022	$12,062
Any future fluctuation in fair value related to these instruments that is judged to be temporary, including any recoveries of previous write-downs, will be recorded in Accumulated other comprehensive income or loss. If we determine that any future valuation adjustment was other-than-temporary, we will record a loss during the period such determination is made.

As of June 30, 2014, we have money market funds that qualify as cash equivalents, forward contracts for inventory purchases (Refer to Note 9) and contingent consideration related to the acquisitions of CURNA, OPKO Diagnostics, FineTech, OPKO Spain, and OPKO Renal that are required to be measured at fair value on a recurring basis. In addition, in connection with our investment and our consulting agreement with Neovasc, we record the related Neovasc options at fair value as well as the derivative instruments related to our transactions with Pharmsynthez.
Our financial assets and liabilities measured at fair value on a recurring basis are as follows:

	Fair value measurements as of June 30, 2014
(In thousands)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Assets:
Money market funds	$112,546	$—	$—	$112,546
Certificates of deposit	—	827	—	827
Common stock investments, available for sale	3,903	—	—	3,903
Common stock options/warrants	—	5,980	—	5,980
Total assets	$116,449	$6,807	$—	$123,256
Liabilities:
Embedded conversion option	$—	$—	$52,964	$52,964
Forward Contracts	—	55	—	55
Deferred acquisition payments, net of discount	—	—	—	—
Contingent consideration:
CURNA	—	—	598	598
OPKO Diagnostics	—	—	14,174	14,174
OPKO Renal	—	—	56,470	56,470
OPKO Spain	—	—	1,672	1,672
Total liabilities	$—	$55	$125,878	$125,933

	Fair value measurements as of December 31, 2013
(In thousands)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Assets:
Money market funds	$168,418	$—	$—	$168,418
Certificates of deposit	—	827	—	827
Pharmsynthez Notes Receivable & Purchase Option	—	6,151	—	6,151
Common stock investments, available for sale	6,074	—	—	6,074
Common stock options/warrants	—	5,988	—	5,988
Forward contracts	—	49	—	49
Total assets	$174,492	$13,015	$—	$187,507
Liabilities:
Embedded conversion option	—	—	101,087	101,087
Deferred acquisition payments, net of discount	—	—	5,465	5,465
Contingent consideration:
CURNA	—	—	573	573
OPKO Diagnostics	—	—	13,776	13,776
FineTech	—	—	3,124	3,124
OPKO Renal	—	—	53,092	53,092
OPKO Spain	—	—	1,043	1,043
Total liabilities	$—	$—	$178,160	$178,160
The carrying amount and estimated fair value of our long-term debt, as well as the applicable fair value hierarchy tiers, are contained in the table below. The fair value of the 2033 Senior Notes is determined using a binomial lattice approach in order to estimate the fair value of the embedded derivative in the 2033 Senior Notes. Refer to Note 6.

	June 30, 2014
(In thousands)	Carrying Value	Total Fair Value	Level 1	Level 2	Level 3
2033 Senior Notes	$63,401	$69,759	$—	$—	$69,759
As of June 30, 2014 and December 31, 2013, the carrying value of our other assets and liabilities approximates their fair value due to their short-term nature.
The following tables reconcile the beginning and ending balances of our Level 3 assets and liabilities as of June 30, 2014:

	June 30, 2014
(In thousands)	Contingent consideration	Deferred acquisition payments, net of discount	Embedded conversion option
Balance at December 31, 2013	$71,620	$5,484	$101,087
Additions	—	—	—
Total losses (gains) for the period:
Included in results of operations	4,486	(754)	(770)
Payments	(3,192)	(4,730)	—
Conversion	—	—	(47,353)
Balance at June 30, 2014	$72,914	$—	$52,964

The estimated fair values of our financial instruments have been determined by using available market information and what we believe to be appropriate valuation methodologies. We use the following methods and assumptions in estimating fair value:
Contingent consideration – We estimate the fair value of the contingent consideration utilizing a discounted cash flow model for the expected payments based on estimated timing and expected revenues. We use several discount rates depending on each type of contingent consideration related to FineTech, OPKO Diagnostics, CURNA, OPKO Spain and OPKO Renal transactions. The discount rates used range from 6% to 27% and were based on the weighted average cost of capital for those businesses. If the discount rates were to increase by 1%, on each transaction, the contingent consideration would decrease by $2.1 million. If estimated future sales were to decrease by 10%, the contingent consideration related to CURNA, FineTech and OPKO Renal would decrease by $0.7 million. As of June 30, 2014, of the $72.9 million of contingent consideration, $24.6 million is recorded in Accrued expenses and $48.3 million is recorded in Other long-term liabilities. As of December 31, 2013, of the $71.6 million of contingent consideration, $28.0 million is recorded in Accrued expenses and $43.6 million is recorded in Other long-term liabilities.
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

NOTE 9 DERIVATIVE CONTRACTS
The following table summarizes the fair values and the presentation of our derivative financial instruments in the Condensed Consolidated Balance Sheets:

(In thousands)	Balance Sheet Component	June 30, 2014	December 31, 2013
Derivative financial instruments:
Pharmsynthez Note Receivable and Purchase Option	Prepaid expenses and other current assets	$—	$6,151
Common stock options/warrants	Investments, net	$5,980	$5,988
Embedded conversion option	2033 Senior Notes, net of discount and estimated fair value of embedded derivatives	$52,964	$101,087
Forward contracts (1)	Current portion of lines of credit and notes payable	$3,624	$1,585

(1)	The loss on forward contracts is recorded in Accrued expenses. The gain on the forward contracts is recorded in Prepaid expenses and other current assets.
We enter into foreign currency forward exchange contracts to cover the risk of exposure to exchange rate differences arising from inventory purchases on letters of credit. Under these forward contracts, for any rate above or below the fixed rate, we receive or pay the difference between the spot rate and the fixed rate for the given amount at the settlement date.
To qualify the derivative instrument as a hedge, we are required to meet strict hedge effectiveness and contemporaneous documentation requirements at the initiation of the hedge and assess the hedge effectiveness on an ongoing basis over the life of the hedge. At June 30, 2014 and December 31, 2013, our derivative financial instruments do not meet the documentation requirements to be designated as hedges. Accordingly, we recognize the changes in Fair value of derivative instruments, net in our Condensed Consolidated Statements of Operations. The following table summarizes the (losses) and gains recorded during the three and six months ended June 30, 2014 and 2013:

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2014	2013	2014	2013
Derivative gain (loss):
Common stock options/warrants	(860)	2,584	$(263)	$3,844
2033 Senior Notes	11,882	9,913	770	(14,875)
Forward contracts	(55)	154	(55)	133
Total	$10,967	$12,651	$452	$(10,898)

The outstanding forward contracts at June 30, 2014 and December 31, 2013, have been recorded at fair value, and their maturity details are as follows:

(In thousands) Days until maturity	Contract value	Fair value at June 30, 2014	Effect on income (loss)
0 to 30	$1,157	$1,146	$(11)
31 to 60	966	951	(15)
61 to 90	623	612	(11)
91 to 120	831	815	(16)
121 to 180	102	100	(2)
Total	$3,679	$3,624	$(55)

(In thousands) Days until maturity	Contract value	Fair value at December 31, 2013	Effect on income (loss)
0 to 30	$472	$489	$17
31 to 60	562	579	18
61 to 90	503	517	14
91 to 120	—	—	—
121 to 180	—	—	—
More than 180	—	—	—
Total	$1,537	$1,585	$49
NOTE 10 RELATED PARTY TRANSACTIONS

In February 2014, Dr. Frost paid a filing fee of $280,000 to the Federal Trade Commission (the "FTC") under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (“HSR Act”) in connection with filings made by us and Dr. Frost. We reimbursed Dr. Frost for the HSR filing fee.

In October, 2013, we paid the $170,000 filing fee to the FTC in connection with filings made by us and Dr. Hsiao, our Vice Chairman of the Board and Chief Technical Officer, under the HSR Act.

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
Effective May 1, 2013, we entered into an agreement with Dr. Hsiao pursuant to which we have the right to utilize approximately 5,000 square feet of laboratory space in Taiwan, inclusive of any and all utility costs, taxes and building maintenance fees. In addition, Dr. Hsiao provides certain other services to us relating to government grant work in Taiwan, as well as the coordination of work flow between our U.S. and Taiwanese operations. The term of the agreement is for five years and obligates us to pay Dr. Hsiao approximately $60,000 annually.
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
During the six months ended June 30, 2014 and the year ended December 31, 2013, FineTech recorded revenue of $0.3 million and $0.3 million, respectively, for the sale of APIs to Teva Pharmaceutical Industries, Limited (“Teva”). Dr. Frost serves as the Chairman of the Board of Directors of Teva.
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
In November 2010, we made an investment in Fabrus. In exchange for the investment, we acquired approximately 13% of Fabrus on a fully diluted basis. Our investment was part of a $2.1 million financing for Fabrus. In October 2013, we made loans totaling $0.1 million to Fabrus, which loans are due and payable in January, 2014 and accrue interest as a rate of 7% per annum. No payments have been made to date. On May 16, 2014, Senesco Technologies, Inc. (OTCBB: SNTI) acquired Fabrus pursuant to an agreement and plan of merger. Dr. Frost and Steven Rubin serve on the Senesco board of directors.
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
We reimburse Dr. Frost for Company-related use by Dr. Frost and our other executives of an airplane owned by a company that is beneficially owned by Dr. Frost. We reimburse Dr. Frost in an amount equal to the cost of a first class airline ticket between the travel cities for each executive, including Dr. Frost, traveling on the airplane for Company-related business. We do not reimburse Dr. Frost for personal use of the airplane by Dr. Frost or any other executive; nor do we pay for any other fixed or variable operating costs of the airplane. For the three and six months ended June 30, 2014, we reimbursed Dr. Frost approximately $49 thousand and $62 thousand, respectively, for Company-related travel by Dr. Frost and other OPKO executives. For the three and six months ended June 30, 2013, we reimbursed Dr. Frost approximately $5 thousand and $18 thousand, respectively, for Company-related travel by Dr. Frost and other OPKO executives.
NOTE 11 COMMITMENTS AND CONTINGENCIES
In connection with our acquisitions of CURNA, OPKO Diagnostics, OPKO Spain, and OPKO Renal, we agreed to pay future consideration to the sellers upon the achievement of certain events. As a result, as of June 30, 2014 , we recorded $72.9 million as contingent consideration, with $24.6 million recorded within Accrued expenses and $48.3 million recorded within Other long-term liabilities in the accompanying Condensed Consolidated Balance Sheets. Refer to Note 4.
On April 29, 2013, we were named in a putative class action filed in the Eighth Judicial District Court in and for Clark County, Nevada against PROLOR (now known as OPKO Biologics), the members of the PROLOR Board of Directors, individually (including Drs. Frost and Hsiao and Steven Rubin), and the Company. From May 1, 2013 through May 6, 2013, we were named in an additional five putative class actions suits filed in the Eighth Judicial District Court in and for Clark County, Nevada against the same defendants. On July 17, 2013, these suits were consolidated, for all purposes, into an amended class action complaint. The lawsuit is brought by purported holders of PROLOR’s common stock, both individually and on behalf of a putative class of PROLOR’s stockholders, asserting claims that PROLOR’s Board of Directors breached its fiduciary duties in connection with the merger by purportedly failing to maximize stockholder value, that PROLOR and its Board of Directors failed to disclose material information to PROLOR’s stockholders, and that the Company aided and abetted the alleged breaches of fiduciary duty. The lawsuit seeks monetary damages, including increased consideration to PROLOR’s stockholders, equitable relief, including, among other things, rescission of the Merger Agreement along with recissionary damages, and an award of all costs, including reasonable attorneys’ fees. On May 5, 2014, the court issued an order dismissing all claims as to all defendants without prejudice, and the plaintiffs did not appeal the dismissal or file an amended complaint.
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
We expect to incur substantial losses as we continue the development of our product candidates, continue our other research and development activities, and establish a sales and marketing infrastructure in anticipation of the commercialization of our diagnostic and pharmaceutical product candidates. We currently have limited commercialization capabilities, and it is possible that we may never successfully commercialize any of our diagnostic and pharmaceutical product candidates. We do not currently generate significant revenue from any of our diagnostic and pharmaceutical product candidates. Our research and development activities are budgeted to expand over a period of time and will require further resources if we are to be successful. As a result, we believe that our operating losses are likely to be substantial over the next several years. We may need to obtain additional funds to further develop our research and development programs, and there can be no assurance that additional capital will be available to us on acceptable terms, or at all.

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
Information regarding our operations and assets for our operating segments and the unallocated corporate operations as well as geographic information are as follows:

	For the three months ended June 30,		For the six months ended June 30,
(In thousands)	2014	2013	2014	2013
Product revenues:
Pharmaceuticals	$21,392	$18,618	$41,219	$34,145
Diagnostics	—	—	—	—
Corporate	—	—	—	—
	$21,392	$18,618	$41,219	$34,145
Revenue from services:
Pharmaceuticals	$—	$—	$—	$—
Diagnostics	2,093	3,108	4,003	6,160
Corporate	60	80	120	120
	$2,153	$3,188	$4,123	$6,280
Revenue from transfer of intellectual property:
Pharmaceuticals	$—	$1,300	$285	$13,800
Diagnostics	—	715	191	972
Corporate	—	—	—	—
	$—	$2,015	$476	$14,772
Operating (loss) income:
Pharmaceuticals	$(20,368)	$(4,528)	$(36,941)	$3,955
Diagnostics	(6,805)	(6,750)	(13,882)	(16,384)
Corporate	(7,038)	(5,762)	(13,174)	(10,787)
Less: Operating loss attributable to noncontrolling interests	(674)	(943)	(1,163)	(1,540)
	$(34,885)	$(17,983)	$(65,160)	$(24,756)
Depreciation and amortization:
Pharmaceuticals	$2,287	$1,702	$4,135	$3,397
Diagnostics	1,716	1,704	3,408	3,393
Corporate	24	45	48	90
	$4,027	$3,451	$7,591	$6,880
Revenues:
United States	$2,153	$5,203	$4,599	$21,052
Chile	7,852	8,482	15,136	16,223
Spain	5,666	5,153	11,815	9,477
Israel	6,307	3,995	10,853	6,567
Mexico	1,546	988	3,377	1,878
Uruguay	21	—	38	—
	$23,545	$23,821	$45,818	$55,197

(In thousands)	June 30, 2014	December 31, 2013
Assets:
Pharmaceuticals	$1,059,635	$1,065,033
Diagnostics	110,454	116,944
Corporate	156,993	209,539
	$1,327,082	$1,391,516
Goodwill:
Pharmaceuticals	$175,036	$175,408
Diagnostics	50,965	50,965
Corporate	—	—
	$226,001	$226,373

During the three and six months ended June 30, 2014, one customer represented 21% and 15% of our total revenue, respectively. During the three and six months ended June 30, 2013, no customer represented more than 10% of our total revenue.
As of June 30, 2014, no customer represented more than 10% of our accounts receivable balance. As of December 31, 2013, no customer represented more than 10% of our accounts receivable balance.
NOTE 13 SUBSEQUENT EVENTS
We announced positive top-line results from the first pivotal phase 3 trial of Rayaldee. This trial is one of two identical randomized, double-blind, placebo-controlled, multi-site studies intended to establish the safety and efficacy of Rayaldee as a new treatment for secondary hyperparathyroidism (SHPT) in patients with stage 3 or 4 chronic kidney disease (CKD) and vitamin D insufficiency. Top-line data from the second, identical pivotal phase 3 trial are expected to be available in September 2014. Patients completing the two pivotal trials are being treated, at their election, for an additional six months with Rayaldee during an ongoing open-label extension study. A New Drug Application (NDA) submission to the U.S. FDA is on track for the end of 2014.
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
We are a multi-national biopharmaceutical and diagnostics company that seeks to establish industry-leading positions in large and rapidly growing medical markets by leveraging our discovery, development and commercialization expertise and our novel and proprietary technologies. We are developing a range of solutions to diagnose, treat and prevent various conditions, including point-of-care tests, laboratory developed tests, molecular diagnostics tests, and proprietary pharmaceuticals and vaccines. We plan to commercialize these solutions on a global basis in large and high growth markets, including emerging markets.
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

RECENT DEVELOPMENTS
In January 2014, we completed the acquisition of Laboratorio Arama de Uruguay Limitada (“Arama Uruguay”), a privately-owned company located in Montevideo, Uruguay. Arama Uruguay will expand our presence in Latin America and complement the business activities of our operations in Chile and Mexico, as well as permit commercialization of OPKO’s products currently commercialized and those in development.
In March 2014, we began selling the 4KscoreTM test through our CLIA-accredited laboratory in Nashville, TN. The laboratory developed test is designed to enhance the prostate biopsy decision making process that, in the United States, leads to approximately 1 million biopsies being performed annually, with 80% of the results indicating no cancer or a low-grade cancer. We believe the 4Kscore test will help to reduce unnecessary prostate biopsies by providing information on the risk (probability) of having high-grade prostate cancer. The test was developed by OPKO Lab and tested in collaboration with 26 urology centers across the United States from October 2013 to March 2014. Results showed that the 4Kscore test was highly accurate for predicting the presence of high-grade cancer (Gleason score 7 or higher) prior to prostate biopsy. The full data from the blinded, prospective U.S. clinical validation study was presented at the AUA Annual Meeting in Orlando, FL on May 18th at Plenary Session.
In May 2014, we acquired Inspiro Medical Ltd. (“Inspiro”), an Israeli medical device company developing a new platform to deliver small molecule drugs such as corticosteroids and beta agonists or larger molecules to treat respiratory diseases. Inspiro’s Inspiromatic™ is a “smart” easy-to-use dry powder inhaler with several advantages over existing devices. We anticipate that this innovative device will play a valuable role in the improvement of therapy for asthma, chronic obstructive pulmonary disease, cystic fibrosis and other respiratory diseases.
In June 2014, we entered into an exchange agreement with a holder of the Company’s Notes pursuant to which such holder exchanged $70.4 million in aggregate principal amount of Notes for 10,974,431 shares of the Company’s Common Stock and approximately $0.8 million in cash representing accrued interest through the date of completion of the exchange.
RESULTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30, 2014 AND 2013
Revenues. Revenues for the three months ended June 30, 2014, were $23.5 million, compared to $23.8 million for the three months ended June 30, 2013. During the three months ended June 30, 2014, pharmaceutical product revenue increased approximately 15% over the comparable period of 2013 principally by increased pharmaceutical product revenue from our active pharmaceutical ingredient subsidiary FineTech, Farmadiet (“OPKO Spain”) and OPKO Mexico of $2.2 million, $0.5 million and $0.6 million, respectively. The increase in FineTech revenue was principally the result of increased demand from one customer for a single product. The increases in pharmaceutical product revenue at OPKO Spain and OPKO Mexico were principally the result of increased revenue across Europe and increased government tenders, respectively. Offsetting the 14.9% increase in pharmaceutical product revenue was decreased service revenue and revenue from the transfer of intellectual property of $1.0 million and 2.0 million, respectively. The three months ended June 30, 2013 included revenue related to our Pharmsynthez transaction which we did not have during the three months ended June 30, 2014. In addition, revenue from services decreased at OPKO Lab principally as a result of decreased specimen volume and decreased pricing in comparison to the three months ended June 30, 2013, partially offset by sales of our 4Kscore test.
Costs of revenue. Costs of revenue for the three months ended June 30, 2014, were $12.6 million, compared to $13.1 million for the three months ended June 30, 2013. Costs of revenue for the three months ended June 30, 2014 decreased principally due to lower service revenue, partially offset by the increase in product sales at OPKO Mexico.
Selling, general and administrative expenses. Selling, general and administrative expenses for the three months ended June 30, 2014 were $14.9 million, compared to $13.9 million for the three months ended June 30, 2013. The increase in selling, general and administrative expenses for the three months ended June 30, 2014 was a result of increased sales and marketing activities related to the launch of the 4Kscore test as well as increased personnel expenses, including equity based compensation expense. Partially offsetting the increase were decreased professional fees as the 2013 period included professional fees related to the acquisition of OPKO Biologics. Selling, general and administrative expenses during the three months ended June 30, 2014 and the three months ended June 30, 2013, include equity-based compensation expense of $2.4 million and $1.2 million, respectively.
Research and development expenses. Research and development expenses for the three months ended June 30, 2014 and three months ended June 30, 2013, were $16.2 million and $9.6 million, respectively. Research and development costs include external and internal expenses, partially offset by third-party grants and funding arising from collaboration agreements. External expenses include clinical and non-clinical activities performed by contract research organizations, lab services, purchases of drug and diagnostic product materials and manufacturing development costs. We track external research and development expenses by individual program for phase 3 clinical trials for drug approval and PMA's for diagnostics tests, if any. Internal expenses include employee-related expenses including salaries, benefits and stock-based compensation expense. Other unallocated internal research and development expenses are incurred to support overall research and development activities and include expenses related to general overhead and facilities.
The following table summarizes the components of our research and development expenses:

	For the three months ended June 30,
	2014	2013
External expenses:
Phase 3 clinical trials	$3,399	$2,184
Earlier-stage programs	2,587	156
Research and development employee-related expenses	5,429	3,899
Other unallocated internal research and development expenses	5,326	3,874
Third-party grants and funding from collaboration agreements	(507)	(556)
Total research and development expenses	$16,234	$9,557
The increase in research and development expenses during the three months ended June 30, 2014, as compared to the three months ended June 30, 2013, principally resulted from the development programs we acquired from OPKO Biologics, including our ongoing phase 3 clinical trial in adults and pediatric Phase 2 clinical trial for long acting human growth hormone and the ongoing phase 3 clinical trials for RayaldeeTM (CTAP101). In addition, during the three months ended June 30, 2014 and three months ended June 30, 2013, we recorded, as an offset to research and development expenses, $0.5 million, for both periods, related to research and development grants received from our collaboration and funding agreements. Research and development expenses for the three months ended June 30, 2014 and three months ended June 30, 2013 include equity-based compensation expense of $1.0 million and $0.5 million, respectively.
Contingent consideration. Contingent consideration expenses for the three months ended June 30, 2014 and three months ended June 30, 2013, were $1.9 million and $2.6 million, respectively. The decrease in contingent consideration expense resulted from the final payment to the former owner of FineTech in March 2014 as well as two deferred payments to the former owners of OPKO Spain in August 2013 and February 2014, respectively. The contingent consideration liabilities relate to potential amounts payable to former stockholders of CURNA, OPKO Diagnostics, FineTech, OPKO Spain and OPKO Renal pursuant to our acquisition agreements in January 2011, October 2011, December 2011, August 2012 and March 2013, respectively.
Amortization of intangible assets. Amortization of intangible assets was $2.8 million and $2.7 million, respectively, for the three months ended June 30, 2014 and 2013. Amortization expense reflects the amortization of acquired intangible assets with defined useful lives. The acquisitions of OPKO Renal and OPKO Biologics resulted in acquiring in-process research and development which will not amortize until the underlying development programs are completed at which time they will be amortized over the technologies estimated useful life.
Write-off of Acquired In-Process Research and Development. In May 2014, we acquired Inspiro, a privately held company that is developing the Inspiromatic, a “smart” easy-to-use dry powder inhaler with several advantages over existing devices in a stock for stock transaction. We recorded the transaction as an asset acquisition and recorded the assets and liabilities at fair value, and as a result, we recorded $10.1 million of acquired in-process research and development expense. We did not have any such activity during the three months ended June 30, 2013.
Other income and (expense), net. Other income and (expense), net for the three months ended June 30, 2014 and 2013 was $9.3 million and $16.9 million, respectively. During the three months ended June 30, 2014, we recorded a $2.7 million non-cash gain related to the exchange of $70.4 million of principal 2033 Senior Notes as well as the non-cash write-off of deferred financing costs of $1.5 million as interest expense related to the exchange. In addition, during the three months ended June 30, 2014, we recorded $11.9 million non-cash other income related to the changes in the fair value of the embedded derivatives in the 2033 Senior Notes. For the three months ended June 30, 2013, we recorded a $9.9 million non-cash other income related to the changes in the fair value of the embedded derivatives in the 2033 Senior Notes, a $2.6 million non-cash other income related to the changes in the fair value of Pharmsynthez Note Receivable and Purchase Option, and a gain of $8.5 million on the sale of certain of our investments available for sale.

Loss from investments in investees. We have made investments in other early stage companies that we perceive to have valuable proprietary technology and significant potential to create value for us as a shareholder. We account for these investments under the equity method of accounting, resulting in the recording of our proportionate share of their losses until our share of their loss exceeds our investment. Until the investees’ technologies are commercialized, if ever, we anticipate they will continue to report a net loss. Loss from investments in investees was $0.4 million and $2.4 million for the three months ended June 30, 2014 and 2013, respectively. The decrease in loss from investments in investees is primarily due to decreased losses from our portfolio companies, principally Pharmsynthez, who recorded an in-process research and development expense during the 2013 period.
Income taxes. Our income tax provision reflects the projected income tax payable in Israel, Chile, Spain, Mexico and Canada. We have recorded a full valuation allowance against our deferred tax assets in the U.S.
FOR THE SIX MONTHS ENDED JUNE 30, 2014 AND 2013

Revenues. Revenues for the six months ended June 30, 2014, were $45.8 million, compared to $55.2 million for the six months ended June 30, 2013. The decrease in revenue principally reflects non-recurring, non–cash revenue related to the transfer of technology under the RXi Asset Purchase Agreement of $12.5 million in the first six months of 2013. Partially offsetting the non-cash revenue decrease was a 21% increase in pharmaceutical product revenue principally from FineTech of $4.1 million during the six months ended June 30, 2014. In addition, pharmaceutical product revenue from our Spanish and Mexican operations increased by $2.3 million and $1.7 million, respectively, during the six months ended June 30, 2014, primarily due to increased sales by OPKO Spain throughout Europe and an increase in government tenders in Mexico. Revenue related to OPKO Lab decreased $2.1 million during the six months ended June 30, 2014, compared to the six months ended June 30, 2013, primarily related to decreased reimbursement rates and specimen volume, partially offset by revenue after the launch of our 4Kscore test.
Costs of revenue. Costs of revenue for the six months ended June 30, 2014, were $25.0 million, compared to $24.9 million for the six months ended June 30, 2013. Costs of revenue for the six months ended June 30, 2014 increased principally due to increased product sales at OPKO Spain and OPKO Mexico.
Selling, general and administrative expenses. Selling, general and administrative expenses for the six months ended June 30, 2014 were $28.7 million, compared to $26.3 million for the six months ended June 30, 2013. The increase in selling, general and administrative expenses for the six months ended June 30, 2014 was a result of increased personnel expenses including equity based compensation as well as sales and marketing activities related to the launch of our 4Kscore test. These increases were partially offset by decreased professional fees as the 2013 period included expenses related to the acquisitions of OPKO Renal and OPKO Biologics. Selling, general and administrative expenses during the six months ended June 30, 2014 and the six months ended June 30, 2013, include equity-based compensation expense of $4.4 million and $2.6 million, respectively.
Research and development expenses. Research and development expenses for the six months ended June 30, 2014 were $37.2 million, compared to $19.5 million for the six months ended June 30, 2013. Research and development costs include external and internal expenses, partially offset by third-party grants and funding arising from collaboration agreements. External expenses include clinical and non-clinical activities performed by contract research organizations, lab services, purchases of drug and diagnostic product materials and manufacturing development costs. We track external research and development expenses by individual program for phase 3 clinical trials for drug approval and PMA's for diagnostics tests, if any. Internal expenses include employee-related expenses include salaries, benefits and stock-based compensation expense. Other unallocated internal research and development expenses are incurred to support overall research and development activities and include expenses related to general overhead and facilities.

The following table summarizes the components of our research and development expenses:

	For the six months ended June 30,
	2014	2013
External expenses:
Phase 3 clinical trials	$6,446	$2,922
Earlier-stage programs	9,762	157
Research and development employee-related expenses	11,268	9,968
Other unallocated internal research and development expenses	10,763	6,976
Third-party grants and funding from collaboration agreements	(1,012)	(556)
Total research and development expenses	$37,227	$19,467
The increase in research and development expenses during the six months ended June 30, 2014, as compared to the six months ended June 30, 2013, principally resulted from an increase related to research and development expenses incurred by OPKO Renal related to the external costs of ongoing Phase 3 clinical trials for RayaldeeTM (CTAP101) and $13.4 million of costs related to OPKO Biologics which was acquired in August 2013. OPKO Biologics principally incurred development costs related to our hGH-CTP development program. Research and development expenses for the six months ended June 30, 2014 and six months ended June 30, 2013 include equity-based compensation expense of $2.6 million and $4.4 million, respectively.
Contingent consideration. Contingent consideration expenses for the six months ended June 30, 2014 and six months ended June 30, 2013, were $4.5 million and $3.9 million, respectively. The increase in contingent consideration expense resulted from the six month period of 2014 including a full period of expense related to the acquisition of OPKO Renal, partially offset by the payments of the final payment to the seller of FineTech in March 2014 and payments to OPKO Spain in the second half of 2013. The contingent consideration liabilities relate to potential amounts payable to former stockholders of CURNA, OPKO Diagnostics, FineTech, OPKO Spain and OPKO Renal pursuant to our acquisition agreements in January 2011, October 2011, December 2011, August 2012 and March 2013, respectively.

Amortization of intangible assets. Amortization of intangible assets was $5.6 million and $5.4 million, respectively, for the six months ended June 30, 2014 and 2013. Amortization expense reflects the amortization of acquired intangible assets with defined useful lives. The acquisitions of OPKO Renal and OPKO Biologics resulted in principally acquiring in-process research and development which will not amortize until the underlying development programs are completed at which time they will be amortized over the technologies' estimated useful life. The increase in amortization reflects the amortization of the amortizing intangible assets acquired from OPKO Renal and OPKO Biologics.

Write-off of Acquired In-Process Research and Development. In May 2014, we acquired Inspiro, a privately held company that is developing the Inspiromatic, a “smart” easy-to-use dry powder inhaler with several advantages over existing devices in a stock for stock transaction. We recorded the transaction as an asset acquisition and recorded the assets and liabilities at fair value, and as a result, we recorded $10.1 million of acquired in-process research and development expense. We did not have any such activity during the six months ended June 30, 2013.
Other income and (expense), net. Other income and (expense), net for the six months ended June 30, 2014 and 2013 was $(2.9) million and $(7.1) million, respectively. During the six months ended June 30, 2014, we recorded a $0.8 million non-cash charge, net, related to the changes in the fair value of the embedded derivatives in the Notes partially offset by a $2.7 million gain as the result of the exchange of $70.4 million principal of Notes in June 2014. For the six months ended June 30, 2013, we recorded a $14.9 million non-cash charge, net, related to the changes in the fair value of the embedded derivatives in the Notes, partially offset by other income of $1.2 million related to changes in the fair value of the warrants and options received in connection with our investment in Neovasc and by other income of $2.6 million related to the changes in the fair value of Pharmsynthez Note Receivable and Purchase Option. Other income and (expense), net, for the six months ended June 30, 2013, also included $6.7 million of interest expense primarily related to interest expense incurred by the Notes and by the amortization of related deferred financing costs.
Loss from investments in investees. We have made investments in other early stage companies that we perceive to have valuable proprietary technology and significant potential to create value for us as a shareholder. We account for these investments under the equity method of accounting, resulting in the recording of our proportionate share of their losses until our share of their loss exceeds our investment. Until the investees’ technologies are commercialized, if ever, we anticipate they will continue to report a net loss. Loss from investments in investees was $2.4 million and $6.3 million for the six months ended June 30, 2014 and 2013, respectively. The decrease in loss from investments in investees is primarily due to decreased losses at RXi and Pharmsynthez.
Income taxes. Our income tax provision reflects the projected income tax payable in Israel, Chile, Spain, Mexico and Canada. We have recorded a full valuation allowance against our deferred tax assets in the U.S.
LIQUIDITY AND CAPITAL RESOURCES
At June 30, 2014, we had cash and cash equivalents of approximately $134.0 million. Cash used in operations during 2014 principally reflects expenses related to selling, general and administrative activities related to our corporate operations, research and development activities and our operations at OPKO Lab, OPKO Biologics, SciVac, Exakta-OPKO, OPKO Chile and OPKO Brazil, partially offset by cash provided from our operations at FineTech and OPKO Spain. Cash provided by investing activities includes the disposition of investments available for sale partially offset by net cash used in business combinations of $1.7 million, capital expenditures of $2.5 million and investments in investees of $0.5 million. Cash used in financing activities primarily reflects $6.4 million of deferred and contingent consideration payments related to our acquisitions of OPKO Spain and Finetech, partially offset by $2.7 million received from Common Stock option and Common Stock warrant exercises. Since our inception, we have not generated gross margins sufficient to offset our operating and other expenses and our primary source of cash has been from the public and private placement of stock and credit facilities available to us.
In June 2014, we entered into an exchange agreement with a holder of the Company’s 3.00% convertible senior notes due in 2033 (the “Notes”) pursuant to which such holder exchanged $70.4 million in aggregate principal amount of Notes for 10,974,431 shares of the Company’s Common stock, par value $0.01 per share and approximately $0.8 million in cash representing accrued interest through the date of completion of the exchange.
In May 2014, we acquired Inspiro, an Israeli medical device company developing a new platform to deliver small molecule drugs such as corticosteroids and beta agonists and larger molecules to treat respiratory diseases. In connection with the transaction, we paid an aggregate of $10.1 million, of which $1.0 million was paid in cash and $9.0 million was paid in shares of the Company’s Common Stock based on the average closing sales price per share of the Company’s Common Stock as reported by the NYSE for the ten trading days immediately preceding the execution date of the purchase agreement, or $9.00 per share.
In April 2013, we invested $9.6 million in exchange for approximately 13.6 million shares of Pharmsynthez common stock. Concurrent with our investment, Pharmsynthez also agreed, at its option, to issue approximately 12.0 million shares of its common stock or pay us Russian Rubles (“RUR”) 265.0 million ($8.1 million) on or before December 31, 2013. We had a right to purchase additional shares in Pharmsynthez at a fixed price if Pharmsynthez paid us in cash rather than the 12.0 million shares of Pharmsynthez common stock. Pharmsynthez delivered approximately 12.0 million shares of its common stock to us in January 2014.
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
In August 2012, we entered into a stock purchase agreement pursuant to which we acquired all of the outstanding stock of OPKO Spain (previously Farmadiet Group Holding, S.L.), a Spanish company engaged in the development, manufacture, marketing, and sale of pharmaceutical, nutraceutical, and veterinary products in Europe (the “OPKO Spain Transaction”). In connection with the OPKO Spain Transaction, we agreed to pay an aggregate purchase price of €13.5 million (approximately $16.0 million), of which (i) 50% ($8.4 million) was paid in cash at closing, and (ii) 50% (the “Deferred Payments”) was paid, at our option, in cash or shares of our Common Stock as follows: (x) 25% to be paid on the first anniversary of the closing date; and (y) 25% to be paid 18 months after the closing date. In the event we elected to pay the Deferred Payments in shares of our Common Stock, the number of shares issuable shall be calculated using the average closing price per share of our Common Stock as reported on the NYSE for the 10 trading days immediately preceding the applicable payment date. On August 2, 2013, we issued 585,703 shares of our Common Stock, in accordance with the first Deferred Payment. The number of shares issued was based on the average closing price per share of our Common Stock as reported on the NYSE for the 10 trading days up to and including August 1, 2013, or $7.61 per share. On February 14, 2014, we delivered approximately €3.4 million in cash in accordance with the second Deferred Payment.
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
As of June 30, 2014, we have outstanding lines of credit in the aggregate amount of $9.5 million with 12 financial institutions in Chile and Spain, of which $4.8 million is unused. The weighted average interest rate on these lines of credit is approximately 5.8%. These lines of credit are short-term and are generally due within three months. These lines of credit are used primarily as a source of working capital for inventory purchases. The highest balance at any time during the six months ended June 30, 2014, was $9.545 million. We intend to continue to enter into these lines of credit as needed. There is no assurance that these lines of credit or other funding sources will be available to us on acceptable terms, or at all, in the future.
We expect to incur losses from operations for the foreseeable future. We expect to incur substantial research and development expenses, including expenses related to the hiring of personnel and additional clinical trials. We expect that selling, general and administrative expenses will also increase as we expand our sales, marketing and administrative staff and add infrastructure.
We believe that the cash and cash equivalents on hand at June 30, 2014 and the amounts available to be borrowed under our lines of credit are sufficient to meet our anticipated cash requirements for operations and debt service beyond the next 12 months. We based this estimate on assumptions that may prove to be wrong or are subject to change, and we may be required to use our available cash resources sooner than we currently expect. If we acquire additional assets or companies, accelerate our product development programs or initiate additional clinical trials, we will need additional funds. Our future cash requirements will depend on a number of factors, including possible acquisitions, the continued progress of research and development of our product candidates, the timing and outcome of clinical trials and regulatory approvals, the costs involved in preparing, filing, prosecuting, maintaining, defending, and enforcing patent claims and other intellectual property rights, the status of competitive products, the availability of financing, and our success in developing markets for our product candidates. If we are not able to secure additional funding when needed, we may have to delay, reduce the scope of, or eliminate one or more of our clinical trials or research and development programs or possible acquisitions.

The following table provides information as of June 30, 2014, with respect to the amounts and timing of our known contractual obligation payments due by period.

Contractual obligations (In thousands)	Remaining Six Months ending December 31, 2014	2015	2016	2017	2018	2019	Thereafter	Total
Open purchase orders	$13,380	$29	$—	$—	$—	$—	$—	$13,409
Operating leases	1,676	1,969	1,582	922	598	26	52	6,825
2033 Senior Notes	—	—	—	—	—	—	116,365	116,365
Deferred payments	—	—	—	—	—	—	—	—
Mortgages and other debts payable (1)	673	496	373	334	277	270	1,475	3,898
Lines of credit	9,544	—	—	—	—	—	—	9,544
Interest commitments	1,587	2,736	2,720	2,707	2,695	276	62	12,783
Total	$26,860	$5,230	$4,675	$3,963	$3,570	$572	$117,954	$162,824

(1)	Excludes $3.9 million of consolidated liabilities related to SciVac, as to which there is no recourse against us.
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
Goodwill and Intangible Assets. Goodwill and other intangible assets, including IPR&D”, acquired in business combinations, licensing and other transactions was $1.1 billion at both June 30, 2014 and December 31, 2013, representing approximately 82% and 79% of total assets, respectively.
Assets acquired and liabilities assumed in business combinations, licensing and other transactions are recognized at the date of acquisition at their respective fair values. Any excess of the purchase price over the estimated fair values of the net assets acquired is recognized as goodwill. We determined the fair value of intangible assets, including IPR&D, using the “income method.” This method starts with a forecast of net cash flows, risk adjusted for estimated probabilities of technical and regulatory success (for IPR&D) and adjusted to present value using an appropriate discount rate that reflects the risk associated with the cash flow streams. All assets are valued from a market participant view which might be different than our specific views. The valuation process is very complex and requires significant input and judgment using internal and external sources. Although the valuations are required to be finalized within a one-year period, it must consider all and only those facts and evidence which existed at the acquisition date. The most complex and judgmental matters applicable to the valuation process are summarized below:

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

•
Tax rates – The expected future income is tax effected using a market participant tax rate. Our recent valuations typically use a U.S. tax rate (and applicable state taxes) after considering the jurisdiction in which the intellectual property is held and location of research and manufacturing infrastructure. We also considered that any repatriation of earnings would likely have U.S. tax consequences.

•
Discount rate – Discount rates are selected after considering the risks inherent in the future cash flows; the assessment of the asset’s life cycle and the competitive trends impacting the asset, including consideration of any technical, legal, regulatory, or economic barriers to entry, as well as expected changes in standards of practice for indications addressed by the asset.

Goodwill was $226.0 million and $226.4 million, respectively, at June 30, 2014 and December 31, 2013. Goodwill is tested at least annually for impairment or when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable, on an enterprise level by assessing qualitative factors or performing a quantitative analysis in determining whether it is more likely than not that its fair value exceeds the carrying value. Examples of qualitative factors include our share price, our financial performance compared to budgets, long-term financial plans, macroeconomic, industry and market conditions as well as the substantial excess of fair value over the carrying value of net assets from the annual impairment test performed in the prior year.

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
Intangible assets were $862.4 million and $867.9 million, including IPR&D of $793.3 million and $793.3 million, respectively, at June 30, 2014 and December 31, 2013. Intangible assets are tested for impairment whenever events or changes in circumstances warrant a review, although IPR&D is required to be tested at least annually. Intangible assets are highly vulnerable to impairment charges, particularly newly acquired assets for recently launched products or IPR&D. These assets are initially measured at fair value and therefore any reduction in expectations used in the valuations could potentially lead to impairment. Some of the more common potential risks leading to impairment include competition, earlier than expected loss of exclusivity, pricing pressures, adverse regulatory changes or clinical trial results, delay or failure to obtain regulatory approval and additional development costs, inability to achieve expected synergies, higher operating costs, changes in tax laws and other macro-economic changes. The complexity in estimating the fair value of intangible assets in connection with an impairment test is similar to the initial valuation.
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
Equity-based compensation. We recognize equity based compensation as an expense in our financial statements and that cost is measured at the fair value of the awards and expensed over their vesting period. Equity-based compensation arrangements to non-employees are recorded at their fair value on the measurement date. We estimate the grant-date fair value of our stock option grants using a valuation model known as the Black-Scholes-Merton formula or the “Black-Scholes Model” and allocate the resulting compensation expense over the corresponding requisite service period associated with each grant. The Black-Scholes Model requires the use of several variables to estimate the grant-date fair value of stock options including expected term, expected volatility, expected dividends and risk-free interest rate. We perform significant analyses to calculate and select the appropriate variable assumptions used in the Black-Scholes Model. We also perform significant analyses to estimate forfeitures of equity-based awards. We are required to adjust our forfeiture estimates on at least an annual basis based on the number of share-based awards that ultimately vest. The selection of assumptions and estimated forfeiture rates is subject to significant judgment and future changes to our assumptions and estimates which may have a material impact on our Condensed Consolidated Financial Statements.

Allowance for doubtful accounts and revenue recognition. Generally, we recognize revenue from product sales when goods are shipped and title and risk of loss transfer to our customers. Our estimates for sales returns are based upon the historical patterns of products returned matched against the sales from which they originated, and management’s evaluation of specific factors that may increase or decrease the risk of product returns. Revenue for services is recognized on the accrual basis at the time test results are reported, which approximates when services are provided. Services are provided to certain patients covered by various third-party payer programs including various managed care organizations, as well as the Medicare and Medicaid programs. Billings for services under third-party payer programs are included in sales net of allowances for contractual discounts and allowances for differences between the amounts billed and estimated program payment amounts. Adjustments to the estimated payment amounts based on final settlement with the programs are recorded upon settlement as an adjustment to revenue.We analyze accounts receivable and historical bad debt levels, customer credit worthiness and current economic trends when evaluating the adequacy of the allowance for doubtful accounts using the specific identification method. Our reported net loss is directly affected by management’s estimate of the collectability of accounts receivable. The allowance for doubtful accounts recognized in our Condensed Consolidated Balance Sheets at June 30, 2014 and December 31, 2013 was $1.5 million and $1.9 million, respectively.
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

In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers." ASU No. 2014-09 clarifies the principles for recognizing revenue and develops a common revenue standard for GAAP and International Financial Reporting Standards ("IFRS") that removes inconsistencies and weaknesses in revenue requirements, provides a more robust framework for addressing revenue issues, improves comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets, provides more useful information to users of financial statements through improved disclosure requirements and simplifies the preparation of financial statements by reducing the number of requirements to which an entity must refer. ASU No. 2014-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. Companies can choose to apply the ASU using either the full retrospective approach or a modified retrospective approach. We are currently evaluating both methods of adoption and the impact, if any, that the adoption of this ASU will have on our condensed consolidated financial statements.

In June 2014, the FASB issued ASU No. 2014-12, "Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period (a consensus of the FASB Emerging Issues Task Force)." ASU No. 2014-12 requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. ASU No. 2014-12 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015. Earlier adoption is permitted. The amendments can be applied either prospectively to all awards granted or modified after the effective date or retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards. We expect to apply the ASU prospectively and do not expect the adoption to have an impact on our condensed consolidated financial statements as our existing share-based payment awards do not fall within the scope of this ASU.
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

Our derivative activities, which consist of foreign exchange forward contracts, are initiated to hedge forecasted cash flows that are exposed to foreign currency risk. The foreign exchange forward contracts generally require us to exchange local currencies for foreign currencies based on pre-established exchange rates at the contracts’ maturity dates. As exchange rates change, gains and losses on these contracts are generated based on the change in the exchange rates that are recognized in the Condensed Consolidated Statement of Operations at maturity, and offset the impact of the change in exchange rates on the foreign currency cash flows that are hedged. If the counterparties to the exchange contracts do not fulfill their obligations to deliver the contracted currencies, we could be at risk for currency related fluctuations. We had $3.6 million in foreign exchange forward contracts outstanding at June 30, 2014, primarily to hedge Chilean-based operating cash flows against U.S. dollars. If Chilean Pesos were to strengthen in relation to the U.S. dollar, our loss or gain on hedged foreign currency cash-flows would be offset by the derivative contracts, with a net effect of zero.
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
At June 30, 2014, we had cash and cash equivalents and marketable securities of $134.0 million. The weighted average interest rate related to our cash and cash equivalents for the six months ended June 30, 2014 was 0%. As of June 30, 2014, the principal value of our credit lines was $9.5 million at a weighted average interest rate of approximately 5.8% for the three months then ended.
Our $87.6 million aggregate principal amount of our 2033 Senior Notes has a fixed interest rate, and therefore is not subject to fluctuations in market interest rates.
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
Changes to the Company’s Internal Control Over Financial Reporting
In addition to the changes above, in connection with the OPKO Renal and OPKO Biologics acquisitions in March 2013 and August 2013, respectively, we began implementing standards and procedures at OPKO Renal and OPKO Biologics, including upgrading and establishing controls over accounting systems, and adding employees and consultants who are trained and experienced in the preparation of financial statements in accordance with U.S. GAAP to ensure that we have in place appropriate internal control over financial reporting at OPKO Renal and OPKO Biologics. These changes to the Company’s internal control over financial reporting that occurred during the Company’s second fiscal quarter of 2014 have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
On April 29, 2013, a putative class action was filed in the Eighth Judicial District Court in and for Clark County, Nevada against PROLOR Biotech, Inc. (now OPKO Biologics), the members of the PROLOR Board of Directors, individually (including Drs. Frost and Hsiao and Steven Rubin), and the Company. From May 1, 2013 through May 6, 2013, we were named in an additional five putative class actions lawsuits filed in the Eight Judicial District Court in and for Clark County, Nevada against the same defendants. On July 17, 2013, these six suits were consolidated, for all purposes, into an amended class action complaint. The lawsuit is brought by purported holders of PROLOR’s common stock, both individually and on behalf of a putative class of PROLOR’s stockholders, asserting claims that PROLOR’s Board of Directors breached its fiduciary duties in connection with the merger by purportedly failing to maximize stockholder value, that PROLOR and its Board of Directors failed to disclose material information to PROLOR’s stockholders, and that the Company aided and abetted the alleged breaches of fiduciary duty. On May 5, 2014, the court issued an order dismissing all claims as to all defendants without prejudice and the plaintiffs did not appeal the dismissal or file an amended complaint.

Item 1A. Risk Factors

Political, economic and military instability in the State of Israel, where we have offices, laboratory and manufacturing operations, may adversely affect our results of operations.

We maintain office, laboratory and manufacturing facilities in the State of Israel. Political, economic and military conditions in Israel may directly affect our ability to conduct business. Since the State of Israel was established in 1948, a number of armed conflicts have occurred between Israel and its neighbors. Any hostilities involving Israel or the interruption or curtailment of trade between Israel and its present trading partners, or a significant downturn in the economic or financial condition of Israel, could affect adversely our operations. Ongoing and revived hostilities or other Israeli political or economic factors could harm our operations and product development and cause our revenues to decrease. The recent conflict in the Gaza Strip and the surrounding areas has resulted in periodic disruptions of air travel between the United States and Israel, bomb threats, and otherwise made daily life in the region difficult for our employees. In addition, certain of our employees in Israel have been called up for active military duty, which could disrupt our development and other operations. These conflicts and disruptions could cause delays in the development or production of our products, cause our revenues to decrease and harm our business and operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On June 20, 2014, OPKO Health, Inc. (the “Company”) entered into an exchange agreement with a holder of the Company’s 3.00% convertible senior notes due 2033 (the “Notes”) pursuant to which such holder agreed to exchange $70.4 million in aggregate principal amount of Notes for 10,974,430 shares of the Company’s common stock, par value $0.01 per share (the “Common Stock”) and approximately $0.8 million in cash representing accrued interest through the date of completion of the exchange. The Company completed the exchange on or around June 25, 2014.
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
Exhibit 31.1
Certification by Phillip Frost, Chief Executive Officer, pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended June 30, 2014.

Exhibit 31.2
Certification by Adam Logal, Chief Financial Officer, pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended June 30, 2014.

Exhibit 32.1
Certification by Phillip Frost, Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended June 30, 2014.

Exhibit 32.2
Certification by Adam Logal, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended June 30, 2014.

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

Date: August 11, 2014	OPKO Health, Inc.

/s/ Adam Logal
Adam Logal
Senior Vice President, Chief Financial Officer,
Chief Accounting Officer and Treasurer

Exhibit Index

Exhibit Number	Description

Exhibit 31.1
Certification by Phillip Frost, Chief Executive Officer, pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended June 30, 2014.

Exhibit 31.2
Certification by Adam Logal, Chief Financial Officer, pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended June 30, 2014.

Exhibit 32.1
Certification by Phillip Frost, Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended June 30, 2014.

Exhibit 32.2
Certification by Adam Logal, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended June 30, 2014.

Exhibit 101.INS	XBRL Instance Document

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document