Form 10-Q
period 2014-09-30
Opko Health, Inc.
filed 2014-11-07
CIK 944809

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014.
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):   ☐  YES    ☒  NO
As of October 31, 2014, the registrant had 434,144,555 shares of common stock outstanding.

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
Risks and uncertainties, the occurrence of which could adversely affect our business, include the following:

•	We have a history of operating losses and we do not expect to become profitable in the near future.

•	Our technologies are in an early stage of development and are unproven.

•	Our business is substantially dependent on our ability to develop, launch and generate revenue from our pharmaceutical and diagnostic programs.

•	Our research and development activities, or that of our investees, may not result in commercially viable products.

•	The timing and expenditures associated with the build-up of pre-launch inventory and capacity expansion.

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

•	Certain elements of our business are dependent on the success of ongoing and planned phase 3 clinical trials for AlpharenTM (Fermagate Tablets), and hGH-CTP.

•	Independent clinical investigators and contract research organizations that we engage to conduct our clinical trials may not be diligent, careful or timely.

•	The success of our business is dependent on the actions of our collaborative partners.

•	Our license agreement with TESARO, Inc. (“TESARO”) is important to our business. If TESARO does not successfully develop and commercialize rolapitant, our business could be adversely affected.

•	If we are unable to obtain and enforce patent protection for our products, our business could be materially harmed.

•	If we are unable to protect the confidentiality of our proprietary information and know-how, the value of our technology and products could be adversely affected.

•	We rely heavily on licenses from third parties.

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
Item 1. Financial Statements
OPKO Health, Inc. and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share and per share data)

	September 30, 2014(1)	December 31, 2013(1)
ASSETS
Current assets:
Cash and cash equivalents	$118,258	$185,798
Accounts receivable, net	21,210	19,767
Inventory, net	16,662	18,079
Prepaid expenses and other current assets	7,018	19,084
Total current assets	163,148	242,728
Property, plant, equipment, and investment properties, net	17,036	17,027
Intangible assets, net	65,553	74,533
In-process research and development	793,214	793,341
Goodwill	224,769	226,373
Investments, net	26,849	30,653
Other assets	4,673	6,861
Total assets	$1,295,242	$1,391,516
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$8,841	$13,414
Accrued expenses	55,554	65,874
Current portion of lines of credit and notes payable	12,446	12,562
Total current liabilities	76,841	91,850
2033 Senior Notes, net of discount and estimated fair value of embedded derivatives	114,883	211,912
Other long-term liabilities, principally contingent consideration and deferred tax liabilities	216,174	214,775
Total long-term liabilities	331,057	426,687
Total liabilities	407,898	518,537
Equity:
Common Stock - $0.01 par value, 750,000,000 shares authorized; 432,895,788 and 414,818,195 shares issued at September 30, 2014 and December 31, 2013, respectively	4,329	4,148
Treasury Stock - 1,245,367 and 2,264,063 shares at September 30, 2014 and December 31, 2013, respectively	(4,051)	(7,362)
Additional paid-in capital	1,523,548	1,379,383
Accumulated other comprehensive income (loss)	(8,697)	3,418
Accumulated deficit	(621,872)	(503,177)
Total shareholders’ equity attributable to OPKO	893,257	876,410
Noncontrolling interests	(5,913)	(3,431)
Total shareholders’ equity	887,344	872,979
Total liabilities and equity	$1,295,242	$1,391,516

(1)
As of September 30, 2014 and December 31, 2013, total assets include $7.4 million and $6.7 million, respectively, and total liabilities include $13.1 million and $10.4 million, respectively, related to SciVac Ltd (“SciVac”), previously known as SciGen (I.L.) Ltd, a consolidated variable interest entity. SciVac’s consolidated assets are owned by SciVac and SciVac’s consolidated liabilities have no recourse against us. Refer to Note 5.

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

OPKO Health, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except share and per share data)

	For the three months ended September 30,		For the nine months ended September 30,
	2014	2013	2014	2013
Revenues:
Products	$17,291	$16,563	$58,510	$50,708
Revenue from services	2,482	2,770	6,606	9,050
Revenue from transfer of intellectual property	—	1,308	476	16,080
Total revenues	19,773	20,641	65,592	75,838
Costs and expenses:
Costs of revenues	11,120	11,952	36,075	36,812
Selling, general and administrative	14,010	13,572	42,697	39,875
Research and development	20,517	11,085	57,744	30,552
In process research and development	—	—	10,055	—
Contingent consideration	19,592	252	24,078	4,173
Amortization of intangible assets	2,735	2,790	8,304	8,192
Total costs and expenses	67,974	39,651	178,953	119,604
Operating loss	(48,201)	(19,010)	(113,361)	(43,766)
Other income and (expense), net:
Interest income	402	88	450	237
Interest expense	(2,402)	(3,409)	(10,572)	(10,148)
Fair value changes of derivative instruments, net	3,305	(37,453)	3,758	(48,351)
Other income (expense), net	(2,764)	1,873	2,044	12,231
Other income and (expense), net	(1,459)	(38,901)	(4,320)	(46,031)
Loss before income taxes and investment losses	(49,660)	(57,911)	(117,681)	(89,797)
Income tax provision	(294)	(1,290)	(1,009)	(2,258)
Loss before investment losses	(49,954)	(59,201)	(118,690)	(92,055)
Loss from investments in investees	(60)	(1,600)	(2,486)	(7,861)
Net loss	(50,014)	(60,801)	(121,176)	(99,916)
Less: Net loss attributable to noncontrolling interests	(1,345)	(803)	(2,481)	(2,309)
Net loss attributable to common shareholders before preferred stock dividend	(48,669)	(59,998)	(118,695)	(97,607)
Preferred stock dividend	—	—	—	(420)
Net loss attributable to common shareholders	$(48,669)	$(59,998)	$(118,695)	$(98,027)
Loss per share, basic and diluted:
Net loss per share	$(0.11)	$(0.17)	$(0.28)	$(0.29)
Weighted average number of common shares outstanding, basic and diluted	427,577,102	360,638,527	418,649,421	336,942,515

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

OPKO Health, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)
(In thousands)

	For the three months ended September 30,		For the nine months ended September 30,
	2014	2013	2014	2013
Net loss attributable to common shareholders	$(48,669)	$(59,998)	$(118,695)	$(98,027)
Other comprehensive income (loss), net of tax:
Change in foreign currency translation & OCI from Equity Investments	(3,169)	367	(4,781)	(1,395)
Available for sale investments:
Change in other unrealized gains (loss), net	(5,834)	40	(6,781)	1,869
Less: reclassification adjustments for gains included in net loss, net of tax	—	—	(553)	(4,593)
Comprehensive loss	$(57,672)	$(59,591)	$(130,810)	$(102,146)

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

OPKO Health, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	For the nine months ended September 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(121,176)	$(99,916)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	11,269	10,648
Non-cash interest on 2033 Senior Notes	4,596	4,250
Amortization of deferred financing costs	1,907	993
Losses from investments in investees	2,486	7,861
Equity-based compensation – employees and non-employees	10,088	7,411
(Recovery of) provision for bad debts	(20)	810
Provision for inventory obsolescence	773	1,529
Revenue from receipt of equity	(180)	(12,680)
Realized gain on sale of equity securities	(1,273)	(10,953)
Gain on conversion of 3.00% convertible senior notes	(2,668)	(972)
Loss on sale of property, plant and equipment	—	56
Change in fair value of derivative instruments	(3,758)	48,351
In-process research and development	10,055	—
Change in fair value of contingent consideration	24,078	4,173
Deferred income tax benefit	—	(197)
Changes in assets and liabilities, net of the effects of acquisitions:
Accounts receivable	(4,140)	(724)
Inventory	(1,099)	952
Prepaid expenses and other current assets	3,487	(2,081)
Other assets	4,465	525
Accounts payable	(3,850)	2,303
Foreign currency measurement	1,008	(1,409)
Accrued expenses	(1,666)	9,467
Net cash used in operating activities	(65,618)	(29,603)
Cash flows from investing activities:
Investments in investees	(589)	(13,341)
Proceeds from sale of equity securities	1,331	11,628
Acquisition of businesses, net of cash	(1,683)	20,528
Purchase of marketable securities	—	(50,027)
Maturities of short-term marketable securities	—	25,016
Proceeds from the sale of property, plant and equipment	—	631
Capital expenditures	(3,935)	(2,991)
Net cash used in investing activities	(4,876)	(8,556)
Cash flows from financing activities:
Issuance of 2033 Senior Notes, net, including related parties	—	170,184
Payment of Series D dividends, including related parties	—	(3,015)
Proceeds from the exercise of Common Stock options and warrants	12,066	5,061
Contingent consideration payments	(6,435)	(2,539)
Borrowings on lines of credit	19,326	24,613
Repayments of lines of credit	(21,823)	(27,706)
Net cash provided by financing activities	3,134	166,598
Effect of exchange rate on cash and cash equivalents	(180)	34
Net (decrease) increase in cash and cash equivalents	(67,540)	128,473
Cash and cash equivalents at beginning of period	185,798	27,361
Cash and cash equivalents at end of period	$118,258	$155,834
SUPPLEMENTAL INFORMATION:
Interest paid	$5,222	$3,126
Income taxes paid, net	$566	$316
RXi common stock received	$—	$12,500
Pharmsynthez common stock received	$6,264	$—
Non-cash financing:
Shares issued upon the conversion of:
Series D Preferred Stock	$—	$24,386
2033 Senior Notes	$95,665	$20,839
Common Stock options and warrants, surrendered in net exercise	$3,494	$815
Issuance of Common Stock to acquire:
OPKO Biologics	$—	$586,643
OPKO Renal	$21,155	$146,902
OPKO Brazil	$—	$436
OPKO Health Europe	$—	$4,404
Arama Uruguay	$159	$—
Inspiro	$8,566	$—

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
NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of presentation. The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and notes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) considered necessary to present fairly the Company’s results of operations, financial position and cash flows have been made. The results of operations and cash flows for the three and nine months ended September 30, 2014, are not necessarily indicative of the results of operations and cash flows that may be reported for the remainder of 2014 or for future periods. The unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2013.
Reclassifications and correction of immaterial errors. During 2013 and the first quarter of 2014, we reported payments for contingent consideration and some deferred payments as cash outflows from operating activities. Amounts paid pertaining to the initial purchase accounting contingent liabilities should have been classified as cash outflows from financing activities. Amounts paid in excess of the initial purchase accounting contingent liabilities have been classified as cash outflows from operating activities. We have corrected the amounts previously reported in our Form 10-Q for the nine months ended September 30, 2013 in conjunction with the filing of this Form10-Q and the nine months ended September 30, 2014 by reducing cash outflows from operating activities and increasing cash outflows from financing activities by $2.5 million and $6.4 million for 2013 and 2014, respectively.
During the nine months ended September 30, 2013, we reported an $8.7 million loss on early conversion of our 2033 Senior Notes (defined in Note 6) in Other income (expense), net and expense of $41.8 million for the change in the fair value of the 2033 Senior Notes' embedded derivative in Fair value changes of derivative instruments, net in our Condensed Consolidated Statement of Operations. The loss on early conversion was overstated by $9.7 million while the change in the fair value of the embedded derivative was understated by the same amount. We have corrected the amounts previously reported in our Condensed Consolidated Statement of Operations in our Form 10-Q for the three and nine months ended September 30, 2013 in conjunction with the filing of this Form10-Q by increasing the expense related to the embedded derivative in the 2033 Senior Notes in Fair value changes of derivative instruments, net and reducing the early conversion of the 2033 Senior Notes in Other income (expense), net by $9.7 million. This adjustment also increased Change in fair value of derivative instruments and reduced Gain on conversion of 3.00% convertible senior notes by $9.7 million in our Condensed Consolidated Statement of Cash Flows. The adjustment only affects the components of Other income and expense in our Condensed Consolidated Statement of Operations and the components of Cash flows from operating activities in our Condensed Consolidated Statement of Cash Flows and does not affect Net loss, Net loss per share, net cash flows or income taxes for the period. See further discussion of the 2033 Senior Notes in Note 6.
Principles of consolidation. The accompanying unaudited Condensed Consolidated Financial Statements include the accounts of OPKO Health, Inc. and of our wholly-owned subsidiaries and variable interest entities (“VIEs”) in which we are deemed to be the primary beneficiary. All intercompany accounts and transactions are eliminated in consolidation.
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
Pre-launch inventories. We may accumulate commercial quantities of certain product candidates prior to the date we anticipate that such products will receive final U.S. FDA approval.  The accumulation of such pre-launch inventories involves the risk that such products may not be approved for marketing by the FDA on a timely basis, or ever.  This risk notwithstanding, we may accumulate pre-launch inventories of certain products when such action is appropriate in relation to the commercial value of the product launch opportunity.  In accordance with our policy, this pre-launch inventory is expensed.  At September 30, 2014 and December 31, 2013, there were no pre-launch inventories.
Goodwill and intangible assets. Goodwill represents the difference between the purchase price and the estimated fair value of the net assets acquired when accounted for by the purchase method of accounting and arose from our acquisitions of Pharma Genexx, S.A. (“OPKO Chile”), Pharmacos Exakta S.A. de C.V. (“OPKO Mexico”), CURNA, Inc. (“CURNA”), Claros Diagnostics, Inc. (“OPKO Diagnostics”), FineTech Pharmaceuticals, Ltd. (“FineTech”), ALS Distribuidora Limitada (“ALS”), Farmadiet Group Holding, S.L. (“OPKO Health Europe”), previously known as OPKO Spain, Prost-Data, Inc. (“OPKO Lab”), Cytochroma Inc. (“OPKO Renal”), Silcon Comércio, Importacao E Exportacao de Produtos Farmaceuticos e Cosmeticos Ltda. (“OPKO Brazil”) and PROLOR Biotech, Inc. (“OPKO Biologics”). Goodwill, in-process research and development (“IPR&D”) and other intangible assets acquired in business combinations, licensing and other transactions at September 30, 2014 and December 31, 2013 were $1.1 billion and $1.1 billion, respectively.
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
Intangible assets are tested for impairment whenever events or changes in circumstances warrant a review, although IPR&D is required to be tested at least annually until the project is completed or abandoned. Upon obtaining regulatory approval, the IPR&D asset is then accounted for as a finite-lived intangible asset and amortized on a straight-line basis over its estimated useful life. If the project is abandoned, the IPR&D asset is charged to expense.
We amortize intangible assets with definite lives on a straight-line basis over their estimated useful lives, currently ranging from 3 to 10 years, and review for impairment at least annually, or when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. We use the straight-line method of amortization as there is no reliably determinable pattern in which the economic benefits of our intangible assets are consumed or otherwise used up. Amortization expense from continuing operations was $8.3 million and $8.2 million for the nine months ended September 30, 2014 and 2013, respectively.
Fair value measurements. The carrying amounts of our cash and cash equivalents, accounts receivable and accounts payable approximate their fair value due to the short-term maturities of these instruments. Investments that are considered available for sale as of September 30, 2014 are carried at fair value.
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
Derivative financial instruments. We record derivative financial instruments on our Condensed Consolidated Balance Sheet at their fair value and recognize the changes in the fair value in our Condensed Consolidated Statement of Operations, when they occur, the only exception being derivatives that qualify as hedges. For the derivative instrument to qualify as a hedge, we are required to meet strict hedge effectiveness and contemporaneous documentation requirements at the initiation of the hedge and assess the hedge effectiveness on an ongoing basis over the life of the hedge. At September 30, 2014 and December 31, 2013, our forward contracts for inventory purchases did not meet the documentation requirements to be designated as hedges. Accordingly, we recognize all changes in the fair values of our derivatives instruments, net, in our Condensed Consolidated Statement of Operations. Refer to Note 9.
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
For the three and nine months ended September 30, 2014 and 2013, revenue from services also includes $0.2 million and $0.6 million, respectively, of revenue related to our consulting agreement with Neovasc and to revenue related to molecular diagnostics collaboration agreements. We recognize this revenue on a straight-line basis over the contractual term of the agreements.
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
The assessment of our obligations and related performance periods requires significant management judgment. If an agreement contains research and development obligations, the relevant time period for the research and development phase is based on management estimates and could vary depending on the outcome of clinical trials and the regulatory approval process. Such changes could materially impact the revenue recognized, and as a result, management reviews the estimates related to the relevant time period of research and development on a quarterly basis. For the nine months ended September 30, 2014, we recorded $0.5 million of revenue from the transfer of intellectual property. Refer to Note 5.
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
Total deferred revenue included in Accrued expenses and Other long-term liabilities was $7.7 million and $8.3 million at September 30, 2014 and December 31, 2013, respectively.
Allowance for doubtful accounts. We analyze accounts receivable and historical bad debt levels, customer credit worthiness and current economic trends when evaluating the adequacy of the allowance for doubtful accounts using the specific identification method. Our reported net loss is directly affected by our estimate of the collectability of accounts receivable. The amount of the allowance for doubtful accounts was $1.4 million and $1.9 million at September 30, 2014 and December 31, 2013, respectively.
Equity-based compensation. We measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is recognized in the Condensed Consolidated Statement of Operations over the period during which an employee is required to provide service in exchange for the award. We record excess tax benefits, realized from the exercise of stock options as a financing cash inflow rather than as a reduction of taxes paid in cash flow from operations. Equity-based compensation arrangements to non-employees are recorded at their fair value on the measurement date. The measurement of equity-based compensation is subject to periodic adjustment as the underlying equity instruments vest. During the three months ended September 30, 2014 and 2013, we recorded $3.1 million and $0.4 million, respectively, of equity-based compensation expense. During the nine months ended September 30, 2014 and 2013, we recorded $10.1 million and $7.4 million, respectively, of equity-based compensation expense.
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

In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers." ASU No. 2014-09 clarifies the principles for recognizing revenue and develops a common revenue standard for GAAP and International Financial Reporting Standards that removes inconsistencies and weaknesses in revenue requirements, provides a more robust framework for addressing revenue issues, improves comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets, provides more useful information to users of financial statements through improved disclosure requirements and simplifies the preparation of financial statements by reducing the number of requirements to which an entity must refer. ASU No. 2014-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. Companies can choose to apply the ASU using either the full retrospective approach or a modified retrospective approach. We are currently evaluating both methods of adoption and the impact that the adoption of this ASU will have on our condensed consolidated financial statements.

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

In August 2014, the FASB issued ASU No. 2014-15, "Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern," to provide guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and to provide related footnote disclosures. ASU 2014-15 is effective for annual periods ending after December 15, 2016 with early adoption permitted. We do not believe the impact of our pending adoption of ASU 2014-15 on our condensed consolidated financial statements will be material.
NOTE 3 LOSS PER SHARE
Basic loss per share is computed by dividing our net loss by the weighted average number of shares outstanding during the period. Diluted loss per share is computed by dividing our net loss increased by dividends on preferred stock by the weighted average number of shares outstanding and the impact of all dilutive potential common shares, primarily stock options. The dilutive impact of stock options and warrants is determined by applying the “treasury stock” method. In the periods in which their effect would be antidilutive, no effect has been given to outstanding options, warrants or convertible Preferred Stock in the diluted computation. Potentially dilutive shares issuable pursuant to the 2033 Senior Notes (defined in Note 6)

were not included in the computation of net loss per share for the three and nine months ended September 30, 2014, because their inclusion would be antidilutive.
Also, a total of 29,874,112 and 35,157,966 potential shares of Common Stock have been excluded from the calculation of diluted net loss per share for the three months ended September 30, 2014 and 2013, respectively, because their inclusion would be antidilutive. A total of 29,231,538 and 31,659,650 potential shares of Common Stock have been excluded from the calculation of diluted net loss per share for the nine months ended September 30, 2014 and 2013, respectively, because their inclusion would be antidilutive.
During the three months ended September 30, 2014, 3,556,688 Common Stock options and Common Stock warrants to purchase shares of our Common Stock were exercised, resulting in the issuance of 3,556,602 shares of Common Stock. Of the 3,556,688 Common Stock options exercised, 86 shares of Common Stock were surrendered in lieu of a cash payment via the net exercise feature of the agreements.
During the nine months ended September 30, 2014, 5,262,094 Common Stock options and Common Stock warrants to purchase shares of our Common Stock were exercised, resulting in the issuance of 4,866,852 shares of Common Stock. Of the 5,262,094 Common Stock options and Common Stock warrants exercised, 395,242 shares of Common Stock were surrendered in lieu of a cash payment via the net exercise feature of the warrant agreements.

NOTE 4 COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS

(In thousands)	September 30, 2014	December 31, 2013
Accounts receivable, net
Accounts receivable	$22,642	$21,652
Less: allowance for doubtful accounts	(1,432)	(1,885)
	$21,210	$19,767
Inventories, net
Finished products	$11,355	$13,374
Work in-process	1,040	1,350
Raw materials	4,859	4,132
Less: inventory reserve	(592)	(777)
	$16,662	$18,079
Prepaid expenses and other current assets
Prepaid supplies	$1,626	$945
Prepaid insurance	944	892
Pharmsynthez notes receivable	—	6,151
Other receivables	565	1,985
Taxes recoverable	1,292	3,458
Other	2,591	5,653
	$7,018	$19,084
Intangible assets, net:
Technologies	$52,694	$51,660
Customer relationships	22,153	22,725
Product registrations	8,941	9,692
Trade names	3,509	3,669
Covenants not to compete	8,652	8,671
Other	1,131	2,519
Less: accumulated amortization	(31,527)	(24,403)
	$65,553	$74,533
Accrued expenses:
Taxes payable	$325	$702
Deferred revenue	5,147	7,639
Clinical trials	5,524	3,342
Professional fees	766	402
Employee benefits	5,614	4,399
Deferred acquisition payments, net of discount	—	5,465
Contingent consideration	25,857	28,047
Other	12,321	15,878
	$55,554	$65,874

(In thousands)	September 30, 2014	December 31, 2013
Other long-term liabilities:
Contingent consideration – OPKO Renal	$35,425	$34,401
Contingent consideration – OPKO Health Europe	292	504
Contingent consideration – OPKO Diagnostics	9,237	8,340
Contingent consideration – CURNA	423	316
Mortgages and other debts payable	2,627	3,270
Deferred tax liabilities	164,512	166,435
Other, including deferred revenue	3,658	1,509
	$216,174	$214,775
All of the intangible assets and goodwill acquired relate to our acquisitions of OPKO Chile, including the intangible assets and goodwill related to the ALS acquisition, OPKO Mexico, CURNA, OPKO Diagnostics, FineTech, OPKO Health Europe, OPKO Lab, OPKO Renal, OPKO Biologics and SciVac, a consolidated VIE. The pharmaceutical, nutraceutical and veterinary products from ALS and OPKO Health Europe do not require ongoing product renewals. We do not anticipate capitalizing the cost of product registration renewals, rather we expect to expense these costs, as incurred. Our goodwill is not tax deductible for income tax purposes in the U.S., Chile, Canada, Mexico, Spain, or Israel.
At September 30, 2014, the changes in value of the intangible assets and goodwill are primarily due to foreign currency fluctuations between the Chilean and Mexican pesos, the Euro and the Shekel against the U.S. dollar.
The following table summarizes the changes in Goodwill during the nine months ended September 30, 2014.

	2014
(In thousands)	Balance at January 1st	Acquisitions	Foreign exchange	Balance at September 30th
Pharmaceuticals
CURNA	$4,827	$—	$—	$4,827
OPKO Mexico	113	—	(3)	110
OPKO Chile	6,102	—	(784)	5,318
OPKO Health Europe	9,075	—	(712)	8,363
FineTech	11,698	—	—	11,698
SciVac	1,740	—	(105)	1,635
OPKO Renal	2,069	—	—	2,069
OPKO Biologics	139,784	—	—	139,784
Diagnostics
OPKO Diagnostics	17,977	—	—	17,977
OPKO Lab	32,988	—	—	32,988
	$226,373	$—	$(1,604)	$224,769

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
Upon the achievement of a development milestone in September 2014, we delivered 2,236,210 shares of our Common Stock valued at $21.2 million based on the $9.46 closing price per share of our Common Stock on August 8, 2014, the date the milestone was achieved.

The following table summarizes the purchase price allocation and the fair value of the net assets acquired and liabilities assumed in the acquisitions of OPKO Renal and OPKO Biologics:

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
Pro forma disclosure for acquisitions
The following table includes the pro forma results for the three and nine months ended September 30, 2014 and 2013 of the combined companies as though the acquisition of OPKO Biologics and OPKO Renal had been completed as of the beginning of the period presented.

	For the three months ended September 30,		For the nine months ended September 30,
(In thousands)	2014	2013	2014	2013
Revenues	$19,773	$20,641	$65,592	$75,838
Net loss	(50,014)	(75,858)	(121,176)	130,118
Net loss attributable to common shareholders	(48,669)	(75,055)	(118,695)	(128,229)
Basic and diluted loss per share	$(0.11)	$(0.19)	$(0.28)	$(0.32)
The unaudited pro forma financial information is presented for information purposes only. The unaudited pro forma financial information may not necessarily reflect our future results of operations or what the results of operations would have been had we owned and operated each company as of the beginning of the period presented.

Investments
The total assets, liabilities, and net losses of our equity method investees for nine months ended September 30, 2014 were $127.8 million, $18.8 million, and $31.3 million, respectively. The following table reflects our maximum exposure, accounting method, ownership interest and underlying equity in net assets of each of our unconsolidated investments as of September 30, 2014:

(Dollars in thousands, except per share prices) Investee name	Year invested	Accounting method	Ownership at September 30, 2014	Investment	Underlying equity in net assets	Closing share price at September 30, 2014 for investments available for sale
Neovasc	2011	Equity method	6%	$3,798	$1,470
Sevion	2014	Equity method	4%	750	1,026
Pharmsynthez	2013	Equity method	17%	11,300	8,123
Zebra	2013	VIE, equity method	19%	2,000	837
Cocrystal Pharma	2009	Equity method	15%	5,476	637
NIMS	2014	Equity method	1%	89	—
RXi	2013	Investment available for sale	11%	8,159		$2.00
Neovasc options	2011	Investment available for sale	N/A	925		$5.88
ChromaDex	2012	Investment available for sale	2%	1,320		$1.08
ARNO	2013	Investment available for sale	4%	2,000		$1.35
Cocrystal 10 yr warrants	2014	Investment available for sale	N/A	500		$0.36
Plus unrealized gains on investments, options and warrants, net				387
Less accumulated losses in investees				(9,855)
Total carrying value of equity method investees and investments, available for sale				$26,849
Cocrystal Pharma, Inc.
We previously made investments in Biozone Pharmaceuticals, Inc. (“Biozone”) and Cocrystal Discovery, Inc. (“Cocrystal”). Effective January 2, 2014, Biozone and Cocrystal completed a merger transaction pursuant to which Cocrystal was the surviving entity, and the name of the issuer was changed to Cocrystal Pharma, Inc. (“CPI”). In connection with the transaction, CPI issued to Cocrystal’s former security holders 1,000,000 shares of the CPI’s Series B Convertible Preferred Stock (“Series B”). The Series B shares: (i) automatically convert into shares of the CPI’s common stock at a rate of 205.08 shares for each share of Series B at such time that CPI has sufficient authorized capital, (ii) are entitled to vote on all matters submitted to shareholders of CPI and vote on an as converted basis and (iii) have a nominal liquidation preference. The merger was being treated as a reverse merger and recapitalization effected by a share exchange for financial accounting and reporting purposes since substantially all of the former Biozone’s operations were disposed of immediately prior to the consummation of the merger as reported on a Form 8-K filed on January 8, 2014. Cocrystal is treated as the accounting acquirer as its shareholders control CPI after the Merger. Effective January 16, 2014, we invested an additional $0.5 million in CPI as part of a $2.75 million private placement and received 1.0 million shares of common stock of CPI and 1.0 million 10-year warrants to purchase common stock of CPI exercisable at $0.50 per share.
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
During the nine months ended September 30, 2014, we received $1.7 million related to the Collaboration Payments of which we recorded $0.5 million in Revenue from transfer of intellectual property and $1.2 million as an offset to Research and development expenses.

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
In addition to the Asset Purchase Agreement, we purchased 17,241,380 shares of RXi, for $2.5 million, as part of a $16.4 million financing for RXi, which included other related parties. Prior to the third quarter of 2014, we had determined that our ownership, along with that of our related parties, provided us the ability to exercise significant influence over RXi operations, and as such, we accounted for our investment in RXi under the equity method. During the third quarter of 2014, we determined we no longer have a significant influence over RXi. As a result, we discontinued applying the equity method of accounting for RXi and account for our investment in RXi as an available for sale investment.
Sevion Therapeutics, Inc.
We previously held a variable interest in Fabrus, Inc (“Fabrus”). Effective May 16, 2014 Senesco Technologies, Inc. (“Senesco”) acquired Fabrus through a merger, with Fabrus surviving the merger as a wholly-owned subsidiary of Senesco. On September 29, 2014, Senesco changed its name to Sevion Therapeutics, Inc. ("Sevion").
Immediately prior to the effective time of the Merger, any unpaid indebtedness pursuant to all outstanding Fabrus convertible promissory notes was canceled and converted into Fabrus common stock. As a part of the Merger consideration, Sevion issued to the Fabrus investors Common Stock Purchase Warrants to purchase shares of Sevion’s common stock.
OPKO’s convertible promissory notes in Fabrus were canceled and converted into 80,000 shares of Sevion common stock, and OPKO’s 1,159,380 shares of Fabrus common stock were replaced with 437,016 shares of Sevion common stock. OPKO received a total of 517,016 shares of Sevion common stock and warrants to purchase an additional 267,927 shares of Sevion common stock.
We have determined that we and our related parties can significantly influence the success of Sevion through our board representation and voting power. Accordingly, as we and our related parties have the ability to exercise significant influence over Sevion’s operations, we account for our investment in Sevion under the equity method. Based on our review of the applicable accounting literature, we believe the transaction qualifies for carryover basis.
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
Consolidated variable interest entities
In June 2012, we entered into a share and debt purchase agreement whereby in exchange for $0.7 million we acquired shares representing a 50% stock ownership in SciVac from FDS Pharma LLP (“FDS”). SciVac is a privately-held Israeli company that produces a third-generation hepatitis B-vaccine. From November 2012 until September 30, 2014, we loaned to SciVac a combined $4.4 million for working capital purposes. We have determined that we hold variable interests in SciVac based on our assessment that SciVac does not have sufficient resources to carry out its principal activities without financial support. In order to determine the fair market value of our investment in SciVac, we have utilized a business enterprise valuation approach.
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
The following table represents the consolidated assets and non-recourse liabilities related to SciVac as of September 30, 2014 and December 31, 2013. These assets are owned by, and these liabilities are obligations of, SciVac, not us.

(In thousands)	September 30, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$57	$2
Accounts receivable, net	422	283
Inventories, net	1,650	1,696
Prepaid expenses and other current assets	599	218
Total current assets	2,728	2,199
Property, plant and equipment, net	1,828	1,374
Intangible assets, net	951	1,111
Goodwill	1,634	1,821
Other assets	255	261
Total assets	$7,396	$6,766
Liabilities
Current liabilities:
Accounts payable	$843	$1,136
Accrued expenses	5,481	6,498
Notes payable	4,193	1,537
Total current liabilities	10,517	9,171
Other long-term liabilities	2,568	1,240
Total liabilities	$13,085	$10,411

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
The following table sets forth information related to the 2033 Senior Notes which is included our Condensed Consolidated Balance Sheets:

(In thousands)	Embedded conversion option	2033 Senior Notes	Discount	Total
Balance at December 31, 2013	$101,087	$158,064	$(47,239)	$211,912
Amortization of debt discount	—	—	4,596	4,596
Change in fair value of embedded derivative	(3,291)	—	—	(3,291)
Conversion	(47,353)	(70,422)	19,441	(98,334)
Balance at September 30, 2014	$50,443	$87,642	$(23,202)	$114,883
The 2033 Senior Notes will be convertible at any time on or after November 1, 2032, through the second scheduled trading day immediately preceding the maturity date, at the option of the holders. Additionally, holders may convert their 2033 Senior Notes prior to the close of business on the scheduled trading day immediately preceding November 1, 2032, under the following circumstances: (1) conversion based upon satisfaction of the trading price condition relating to the 2033 Senior Notes; (2) conversion based on the Common Stock price; (3) conversion based upon the occurrence of specified corporate events; or (4) if we call the 2033 Senior Notes for redemption. The 2033 Senior Notes will be convertible into cash, shares of our Common Stock, or a combination of cash and shares of Common Stock, at our election unless we have made an irrevocable election of net share settlement. The initial conversion rate for the 2033 Senior Notes will be 141.48 shares of Common Stock per $1,000 principal amount of 2033 Senior Notes (equivalent to an initial conversion price of approximately $7.07 per share of Common Stock), and will be subject to adjustment upon the occurrence of certain events. In addition, we will, in certain circumstances, increase the conversion rate for holders who convert their 2033 Senior Notes in connection with a make-whole fundamental change (as defined in the Indenture) and holders who convert upon the occurrence of certain specific events prior to February 1, 2017 (other than in connection with a make-whole fundamental change). Holders of the 2033 Senior Notes may require us to repurchase the 2033 Senior Notes for 100% of their principal amount, plus accrued and unpaid interest, on February 1, 2019, February 1, 2023 and February 1, 2028, or following the occurrence of a fundamental change as defined in the indenture governing the 2033 Senior Notes.
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
On August 30, 2013, one of the conversion rights in the 2033 Senior Notes was triggered. Holders of the 2033 Senior Notes converted $16.9 million principal amount into 2,396,145 shares of our Common Stock at a rate of 141.48 shares of Common Stock per $1,000 principal amount of 2033 Senior Notes. We recorded a $1.0 million non-cash gain related to the exchange. The gain on exchange is included within Other income (expense) on our Condensed Consolidated Statement of Operations.
In June 2014, we entered into an exchange agreement with a holder of the Company’s Notes pursuant to which such holder exchanged $70.4 million in aggregate principal amount of Notes for 10,974,431 shares of the Company’s Common Stock and approximately $0.8 million in cash representing accrued interest through the date of completion of the exchange. We recorded a $2.7 million non-cash gain related to the exchange. The gain on exchange is included within Other income (expense) on our Condensed Consolidated Statement of Operations.
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
The following table sets forth the inputs to the lattice model used to value the embedded derivative:

September 30, 2014
Stock price	$8.51
Conversion Rate	141.4827
Conversion Price	$7.07
Maturity date	February 1, 2033
Risk-free interest rate	1.55%
Estimated stock volatility	45%
Estimated credit spread	883 basis points
The following table sets forth the fair value of the 2033 Senior Notes with and without the embedded derivatives, and the fair value of the embedded derivatives at September 30, 2014. At September 30, 2014 the principal amount of the 2033 Senior Notes was $87.6 million:

(In thousands)	September 30, 2014
Fair value of 2033 Senior Notes:
With the embedded derivatives	$116,597
Without the embedded derivatives	$66,154
Estimated fair value of the embedded derivatives	$50,443

Changes in certain inputs into the lattice model can have a significant impact on changes in the estimated fair value of the embedded derivatives. For example, a decrease in our estimated credit spread results in an increase in the estimated value of the embedded derivatives. Conversely, a decrease in the price of our Common Stock results in a decrease in the estimated fair value of the embedded derivatives. For the nine months ended September 30, 2014, we observed a decrease in the volatility and risk free rate which primarily resulted in a $3.3 million decrease in the estimated fair value of our embedded derivatives recorded in Fair value changes of derivative instruments, net in our Condensed Consolidated Statements of Operations.

We have line of credit agreements with ten financial institutions as of September 30, 2014 and twelve financial institutions as of December 31, 2013 in Chile and Spain. These lines of credit are used primarily as a source of working capital for inventory purchases.
The following table summarizes the amounts outstanding under the Chilean and Spanish lines of credit:

(Dollars in thousands)			Balance Outstanding
Lender	Interest rate on borrowings at September 30, 2014	Credit line capacity	September 30, 2014	December 31, 2013
Itau Bank	6.52%	$1,800	$927	$1,999
Bank of Chile	6.34%	2,250	1,386	2,079
BICE Bank	6.16%	1,700	887	516
Corp Banca	—%	—	—	(47)
BBVA Bank	5.00%	2,000	1,241	523
Penta Bank	7.34%	1,200	1,007	946
Security Bank	6.16%	640	806	1,075
BCI	—%	—	—	198
Estado Bank	5.30%	2,800	1,507	1,772
Sabadell Bank	4.50%	190	—	—
Bilbao Vizcaya Bank	4.72%	317	—	—
Santander Bank	4.50%	254	—	—
Total		$13,151	$7,761	$9,061
At September 30, 2014 and December 31, 2013, the weighted average interest rate on our lines of credit was approximately 6.0% and 7.7%, respectively.
At September 30, 2014 and December 31, 2013, we had mortgage notes and other debt related to OPKO Health Europe as follows:

(In thousands)	September 30, 2014	December 31, 2013
Current portion of notes payable	$492	$1,964
Other long-term liabilities	2,627	3,270
Total mortgage notes and other debt	$3,119	$5,234
The mortgages and other debts mature at various dates ranging from 2015 through 2024 bearing variable interest rates from 2.7% up to 6.3%. The weighted average interest rate on the mortgage notes and other debt at September 30, 2014 and December 31, 2013, was 3.3% and 3.9%, respectively. The mortgages are secured by our office space in Barcelona.

NOTE 7 ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
For the nine months ended September 30, 2014, changes in Accumulated other comprehensive income (loss), net of tax, were as follows:

(In thousands)	Foreign currency	Unrealized gain (loss) in Accumulated OCI	Total
Balance at December 31, 2013	$1,371	$2,047	$3,418
Other comprehensive income before reclassifications, net of tax (1)	(4,781)	(6,781)	(11,562)
Amounts reclassified from accumulated other comprehensive income, net of tax (1)	—	(553)	(553)
Net other comprehensive loss	(4,781)	(7,334)	(12,115)
Balance at September 30, 2014	$(3,410)	$(5,287)	$(8,697)

(1)	Effective tax rate of 38.47%.
Amounts reclassified from Accumulated other comprehensive income (loss) for the nine months ended September 30, 2014 related to $1.3 million realized gain on the sales of certain of our investments available for sale. Of the $1.3 million gain on the sales of our investments available for sale, a $0.9 million gain was reclassified from unrealized gains in Accumulated other comprehensive income (loss) to Other income (expense), net for the nine months ended September 30, 2014. Amounts reclassified for our available for sale investments were based on the specific identification method.
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
A summary of our investments as of September 30, 2014, classified as available for sale and carried at fair value, is as follows:

	As of September 30, 2014
(In thousands)	Amortized Cost	Gross unrealized gains in Accumulated OCI	Gross unrealized losses in Accumulated OCI	Gain/(Loss) in Accumulated Deficit	Fair value
Common stock investments, available for sale	$11,479	$660	$(4,551)	$—	$7,588
Common stock options/warrants	1,425	216	—	4,062	5,703
Total assets	$12,904	$876	$(4,551)	$4,062	$13,291
A summary of our investments as of December 31, 2013, classified as available for sale and carried at fair value is as follows:

	As of December 31, 2013
(In thousands)	Amortized Cost	Gross unrealized gains in Accumulated OCI	Gross unrealized losses in Accumulated OCI	Gain/(Loss) in Accumulated Deficit	Fair value
Common stock investments, available for sale	$3,376	$2,698	$—	$—	$6,074
Common stock options/warrants	925	1,041	—	4,022	5,988
Total assets	$4,301	$3,739	$—	$4,022	$12,062

Any future fluctuation in fair value related to these instruments that is judged to be temporary, including any recoveries of previous write-downs, will be recorded in Accumulated other comprehensive income or loss. If we determine that any future valuation adjustment was other-than-temporary, we will record a loss during the period such determination is made.
As of September 30, 2014, we have money market funds that qualify as cash equivalents, forward contracts for inventory purchases (Refer to Note 9) and contingent consideration related to the acquisitions of CURNA, OPKO Diagnostics, OPKO Health Europe, and OPKO Renal that are required to be measured at fair value on a recurring basis. In addition, in connection with our investment and our consulting agreement with Neovasc, we record the related Neovasc options at fair value as well as the warrants from Cocrystal, ARNO and Sevion.
Our financial assets and liabilities measured at fair value on a recurring basis are as follows:

	Fair value measurements as of September 30, 2014
(In thousands)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Assets:
Money market funds	$97,694	$—	$—	$97,694
Certificates of deposit	—	—	—	—
Common stock investments, available for sale	7,588	—	—	7,588
Common stock options/warrants	—	5,703	—	5,703
Forward contracts	—	79	—	79
Total assets	$105,282	$5,782	$—	$111,064
Liabilities:
Embedded conversion option	$—	$—	$50,443	$50,443
Contingent consideration:
CURNA	—	—	423	423
OPKO Diagnostics	—	—	14,493	14,493
OPKO Renal	—	—	54,720	54,720
OPKO Health Europe	—	—	1,598	1,598
Total liabilities	$—	$—	$121,677	$121,677

	Fair value measurements as of December 31, 2013
(In thousands)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Assets:
Money market funds	$168,418	$—	$—	$168,418
Certificates of deposit	—	827	—	827
Pharmsynthez Notes Receivable & Purchase Option	—	6,151	—	6,151
Common stock investments, available for sale	6,074	—	—	6,074
Common stock options/warrants	—	5,988	—	5,988
Forward contracts	—	49	—	49
Total assets	$174,492	$13,015	$—	$187,507
Liabilities:
Embedded conversion option	$—	$—	$101,087	$101,087
Deferred acquisition payments, net of discount	—	—	5,465	5,465
Contingent consideration:
CURNA	—	—	573	573
OPKO Diagnostics	—	—	13,776	13,776
FineTech	—	—	3,124	3,124
OPKO Renal	—	—	53,092	53,092
OPKO Health Europe	—	—	1,043	1,043
Total liabilities	$—	$—	$178,160	$178,160
The carrying amount and estimated fair value of our long-term debt, as well as the applicable fair value hierarchy tiers, are contained in the table below. The fair value of the 2033 Senior Notes is determined using a binomial lattice approach in order to estimate the fair value of the embedded derivative in the 2033 Senior Notes. Refer to Note 6.

	September 30, 2014
(In thousands)	Carrying Value	Total Fair Value	Level 1	Level 2	Level 3
2033 Senior Notes	$64,440	$66,154	$—	$—	$66,154
There have been no transfers between Level 1 and Level 2 and no transfers to or from Level 3 of the fair value hierarchy.
As of September 30, 2014 and December 31, 2013, the carrying value of our other assets and liabilities approximates their fair value due to their short-term nature.
The following tables reconcile the beginning and ending balances of our Level 3 assets and liabilities as of September 30, 2014:

	September 30, 2014
(In thousands)	Contingent consideration	Deferred acquisition payments, net of discount	Embedded conversion option
Balance at December 31, 2013	$71,620	$5,465	$101,087
Additions	—	—	—
Total losses (gains) for the period:
Included in results of operations	24,078	(735)	(3,291)
Payments	(24,464)	(4,730)	—
Conversion	—	—	(47,353)
Balance at September 30, 2014	$71,234	$—	$50,443

The estimated fair values of our financial instruments have been determined by using available market information and what we believe to be appropriate valuation methodologies. We use the following methods and assumptions in estimating fair value:
Contingent consideration – We estimate the fair value of the contingent consideration utilizing a discounted cash flow model for the expected payments based on estimated timing and expected revenues. We use several discount rates depending on each type of contingent consideration related to OPKO Diagnostics, CURNA, OPKO Health Europe and OPKO Renal transactions. The discount rates used range from 6% to 27% and were based on the weighted average cost of capital for those businesses. If the discount rates were to increase by 1%, on each transaction, the contingent consideration would decrease by $1.3 million. If estimated future sales were to decrease by 10%, the contingent consideration related to OPKO Renal would decrease by $1.3 million. As of September 30, 2014, of the $71.2 million of contingent consideration, $25.9 million is recorded in Accrued expenses and $45.4 million is recorded in Other long-term liabilities. As of December 31, 2013, of the $71.6 million of contingent consideration, $28.0 million is recorded in Accrued expenses and $43.6 million is recorded in Other long-term liabilities.
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

NOTE 9 DERIVATIVE CONTRACTS
The following table summarizes the fair values and the presentation of our derivative financial instruments in the Condensed Consolidated Balance Sheets:

(In thousands)	Balance Sheet Component	September 30, 2014	December 31, 2013
Derivative financial instruments:
Pharmsynthez Note Receivable and Purchase Option	Prepaid expenses and other current assets	$—	$6,151
Common stock options/warrants	Investments, net	$5,703	$5,988
Embedded conversion option	2033 Senior Notes, net of discount and estimated fair value of embedded derivatives	$50,443	$101,087
Forward contracts (1)	Current portion of lines of credit and notes payable	$2,914	$1,585

(1)	Gains on forward contracts are recorded in Prepaid expenses and other current assets. Losses on forward contracts are recorded in Accrued expenses.
We enter into foreign currency forward exchange contracts to cover the risk of exposure to exchange rate differences arising from inventory purchases on letters of credit. Under these forward contracts, for any rate above or below the fixed rate, we receive or pay the difference between the spot rate and the fixed rate for the given amount at the settlement date.
To qualify the derivative instrument as a hedge, we are required to meet strict hedge effectiveness and contemporaneous documentation requirements at the initiation of the hedge and assess the hedge effectiveness on an ongoing basis over the life of the hedge. At September 30, 2014 and December 31, 2013, our derivative financial instruments do not meet the documentation requirements to be designated as hedges. Accordingly, we recognize the changes in Fair value of derivative instruments, net in our Condensed Consolidated Statements of Operations. The following table summarizes the (losses) and gains recorded during the three and nine months ended September 30, 2014 and 2013:

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2014	2013	2014	2013
Derivative gain (loss):
Common stock options/warrants	$651	$(692)	$388	$3,152
2033 Senior Notes	2,521	(36,603)	3,291	(51,478)
Forward contracts	133	(158)	79	(25)
Total	$3,305	$(37,453)	$3,758	$(48,351)

The outstanding forward contracts at September 30, 2014 and December 31, 2013, have been recorded at fair value, and their maturity details are as follows:

(In thousands) Days until maturity	Contract value	Fair value at September 30, 2014	Effect on income (loss)
0 to 30	$535	$568	$33
31 to 60	1,217	1,245	28
61 to 90	735	748	13
91 to 120	348	353	5
121 to 180	—	—	—
Total	$2,835	$2,914	$79

(In thousands) Days until maturity	Contract value	Fair value at December 31, 2013	Effect on income (loss)
0 to 30	$472	$489	$17
31 to 60	561	579	18
61 to 90	503	517	14
91 to 120	—	—	—
121 to 180	—	—	—
More than 180	—	—	—
Total	$1,536	$1,585	$49
NOTE 10 RELATED PARTY TRANSACTIONS

In February 2014, Dr. Frost, our Chairman and Chief Executive Officer, paid a filing fee of $280,000 to the Federal Trade Commission (the "FTC") under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (“HSR Act”) in connection with filings made by us and Dr. Frost. We reimbursed Dr. Frost for the HSR filing fee.

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
During the nine months ended September 30, 2014 and the year ended December 31, 2013, FineTech recorded revenue of $0.3 million and $0.3 million, respectively, for the sale of APIs to Teva Pharmaceutical Industries, Limited (“Teva”). Dr. Frost serves as the Chairman of the Board of Directors of Teva.
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

On January 2, 2014, Biozone sold substantially all of its operating assets, including its QuSomes technology, to MusclePharm Corporation (OTCQB: MSLP), an international, award-winning sports nutrition company (“Musclepharm”)
in exchange for 1.2 million shares of Musclepharm’s common stock.  Effective January 2, 2014, Biozone completed a merger with Cocrystal, another entity in which we have an equity investment, to which Cocrystal was the surviving entity, and the name of the issuer was changed to Cocrystal Pharma, Inc. ("CPI"). In connection with the merger, CPI issued to Cocrystal’s former security holders 1,000,000 shares of CPI's Series B Convertible Preferred Stock (“Series B”). The Series B shares: (i) automatically convert into shares of CPI's common stock at a rate of 205.08 shares for each share of Series B at such time that CPI has sufficient authorized capital, (ii) are entitled to vote on all matters submitted to shareholders of CPI and vote on an as converted basis and (iii) have a nominal liquidation preference. Effective January 16, 2014, we invested an additional $0.5 million in the company as part of a $2.75 million private placement and received 1.0 million shares of common stock and 1.0 million 10-year warrants exercisable at $0.50 per share.
In August 2011, we made an investment in Neovasc. Dr. Frost and other members of our management are shareholders of Neovasc. Prior to the investment, Dr. Frost beneficially owned approximately 36% of Neovasc, Dr. Hsiao owned approximately 6%, and Mr. Rubin owned less than 1%. Dr. Hsiao and Mr. Rubin also serve on the board of directors of Neovasc.
In November 2010, we made an investment in Fabrus. In exchange for the investment, we acquired approximately 13% of Fabrus on a fully diluted basis. Our investment was part of a $2.1 million financing for Fabrus. In October 2013, we made loans totaling $0.1 million to Fabrus, which loans are due and payable in January, 2014 and accrue interest as a rate of 7% per annum. No payments have been made to date. On May 16, 2014, Senesco Technologies, Inc. (OTCBB: SNTI) acquired Fabrus pursuant to an agreement and plan of merger. On September 29, 2014, Senesco changed its name to Sevion Therapeutics, Inc. Dr. Frost and Steven Rubin serve on the Sevion board of directors.

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
In November 2007, we entered into an office lease with Frost Real Estate Holdings, LLC (“Frost Holdings”), an entity affiliated with Dr. Frost. The lease was for approximately 8,300 square feet of space in an office building in Miami, Florida, where our principal executive offices are located. The lease provided for payments of approximately $18 thousand per month in the first year increasing annually to $24 thousand per month in the fifth year, plus applicable sales tax. The rent was inclusive of operating expenses, property taxes and parking. The rent for the first year was reduced to reflect a $30 thousand credit for the costs of tenant improvements. In August 2012, we entered into a six-month extension on the same terms as the 2007 expiring lease and in February 2013, we agreed to extend the lease on a month-to-month basis. Effective January 1, 2014, we entered into a new lease agreement with Frost Holdings. The lease, as amended on July 28, 2014, was for approximately 22,000 square feet of space. The lease provides for payments of approximately $57 thousand per month in the first year increasing annually to $65 thousand per month in the fifth year, plus applicable sales tax. As in the original lease, the rent is inclusive of operating expenses, property taxes and parking. The rent will be reduced by $216 thousand for the cost of tenant improvements, of which approximately $113 thousand and $103 thousand will be credited against rent payments in 2014 and 2015, respectively.
We reimburse Dr. Frost for Company-related use by Dr. Frost and our other executives of an airplane owned by a company that is beneficially owned by Dr. Frost. We reimburse Dr. Frost in an amount equal to the cost of a first class airline ticket between the travel cities for each executive, including Dr. Frost, traveling on the airplane for Company-related business. We do not reimburse Dr. Frost for personal use of the airplane by Dr. Frost or any other executive; nor do we pay for any other fixed or variable operating costs of the airplane. For the three and nine months ended September 30, 2014, we reimbursed Dr. Frost approximately $110 thousand and $118 thousand, respectively, for Company-related travel by Dr. Frost and other OPKO executives. For the three and nine months ended September 30, 2013, we reimbursed Dr. Frost approximately $19 thousand and $37 thousand, respectively, for Company-related travel by Dr. Frost and other OPKO executives.
NOTE 11 COMMITMENTS AND CONTINGENCIES
In connection with our acquisitions of CURNA, OPKO Diagnostics, OPKO Health Europe, and OPKO Renal, we agreed to pay future consideration to the sellers upon the achievement of certain events. As a result, as of September 30, 2014, we recorded $71.2 million as contingent consideration, with $25.9 million recorded within Accrued expenses and $45.4 million recorded within Other long-term liabilities in the accompanying Condensed Consolidated Balance Sheets. Refer to Note 4.
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
On or around October 21, 2014, we received a Civil Investigative Demand (“Demand”) from the United States Attorney’s Office for the Middle District of Tennessee (“Attorney’s Office”). The Demand concerns an investigation of allegations that the Company or one of its affiliated entities or other parties submitted false claims for payment related to services provided to government healthcare program beneficiaries in violation of the False Claims Act, 31 U.S.C. Section 3729. We intend to fully cooperate with the investigation and produce documents responsive to the Demand. It is too early to assess the probability of a favorable or unfavorable outcome in this matter or the loss or range of loss, if any.
We accrue a liability for legal contingencies when we believe that it is both probable that a liability has been incurred and that we can reasonably estimate the amount of the loss. We review these accruals and adjust them to reflect ongoing negotiations, settlements, rulings, advice of legal counsel and other relevant information. To the extent new information is obtained and our views on the probable outcomes of claims, suits, assessments, investigations or legal proceedings change, changes in our accrued liabilities would be recorded in the period in which such determination is made. For the matters referenced in the paragraph below, the amount of liability is not probable or the amount cannot be reasonably estimated; and, therefore, accruals have not been made. In addition, in accordance with the relevant authoritative guidance, for matters which the likelihood of material loss is at least reasonably possible, we provide disclosure of the possible loss or range of loss; however, if a reasonable estimate cannot be made, we will provide disclosure to that effect.
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
Information regarding our operations and assets for our operating segments and the unallocated corporate operations as well as geographic information are as follows:

	For the three months ended September 30,		For the nine months ended September 30,
(In thousands)	2014	2013	2014	2013
Product revenues:
Pharmaceuticals	$17,291	$16,563	$58,510	$50,708
Diagnostics	—	—	—	—
Corporate	—	—	—	—
	$17,291	$16,563	$58,510	$50,708
Revenue from services:
Pharmaceuticals	$—	$—	$—	$—
Diagnostics	2,422	2,710	6,426	8,870
Corporate	60	60	180	180
	$2,482	$2,770	$6,606	$9,050
Revenue from transfer of intellectual property:
Pharmaceuticals	$—	$913	$285	$14,720
Diagnostics	—	395	191	1,360
Corporate	—	—	—	—
	$—	$1,308	$476	$16,080
Operating (loss) income:
Pharmaceuticals	$(34,480)	$(11,126)	$(71,421)	$(7,171)
Diagnostics	(6,738)	(399)	(20,621)	(16,783)
Corporate	(6,384)	(6,606)	(19,557)	(17,393)
Less: Operating loss attributable to noncontrolling interests	(599)	(879)	(1,762)	(2,419)
	$(48,201)	$(19,010)	$(113,361)	$(43,766)
Depreciation and amortization:
Pharmaceuticals	$1,925	$2,020	$6,061	$5,417
Diagnostics	1,729	1,717	5,136	5,110
Corporate	24	31	72	121
	$3,678	$3,768	$11,269	$10,648
Revenues:
United States	$2,482	$4,078	$7,082	$25,130
Chile	7,622	7,993	22,758	24,216
Spain	4,414	4,026	16,230	13,503
Israel	3,710	3,099	14,563	9,666
Mexico	1,528	1,445	4,905	3,323
Other	17	—	54	—
	$19,773	$20,641	$65,592	$75,838

(In thousands)	September 30, 2014	December 31, 2013
Assets:
Pharmaceuticals	$1,061,168	$1,065,033
Diagnostics	109,048	116,944
Corporate	125,026	209,539
	$1,295,242	$1,391,516
Goodwill:
Pharmaceuticals	$173,804	$175,408
Diagnostics	50,965	50,965
Corporate	—	—
	$224,769	$226,373

During the three months ended September 30, 2014, no customer represented more than 10% of our total revenue and during the nine months ended September 30, 2014, one customer represented 13% of our total revenue. During the three and nine months ended September 30, 2013, no customer represented more than 10% of our total revenue.
As of September 30, 2014, no customer represented more than 10% of our accounts receivable balance. As of December 31, 2013, no customer represented more than 10% of our accounts receivable balance.
NOTE 13 SUBSEQUENT EVENTS

We have reviewed all subsequent events and transactions that occurred after the date of our September 30, 2014 condensed consolidated balance sheet date, through the time of filing this Quarterly Report on Form 10-Q.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
OVERVIEW
You should read this discussion together with the Condensed Consolidated Financial Statements, related Notes, and other financial information included elsewhere in this report and in our Annual Report on Form 10-K for the year ended December 31, 2013 (the “Form 10-K”). The following discussion contains assumptions, estimates and other forward-looking statements that involve a number of risks and uncertainties, including those discussed under “Risk Factors,” in Part II, Item 1A of our Form 10-K for the year ended December 31, 2013, and described from time to time in our other reports filed with the Securities and Exchange Commission. These risks could cause our actual results to differ materially from those anticipated in these forward-looking statements.
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
We own established pharmaceutical platforms in Spain, Chile, Mexico, and Uruguay which are generating revenue and from which we expect to generate positive cash flow and facilitate future market entry for our products currently in development. We also have established pharmaceutical operations in Brazil. We operate a specialty active pharmaceutical ingredients (“APIs”) manufacturer in Israel, which we expect will facilitate the development of our pipeline of molecules and compounds for our proprietary molecular diagnostic and therapeutic products. In the U.S., we own a laboratory certified under the Clinical Laboratory Improvement Amendments of 1988, as amended (“CLIA”), with a urologic focus that generates revenue and serves as the commercial platform for the U.S. launch of the 4Kscore™.
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
In March 2014, we began selling the 4Kscore test domestically through our CLIA-accredited laboratory in Nashville, TN and in September 2014, we commercially launched the 4Kscore test in Europe through our wholly owned subsidiary in Spain. The laboratory developed test is designed to enhance the prostate biopsy decision making process that, in the United States, leads to approximately 1 million biopsies being performed annually, with 80% of the results indicating no cancer or a low-grade cancer. We believe the 4Kscore test will help to reduce unnecessary prostate biopsies by providing information on the risk (probability) of having high-grade prostate cancer. The test was developed by OPKO Lab and tested in collaboration with 26 urology centers across the United States from October 2013 to March 2014. Results showed that the 4Kscore test was highly accurate for predicting the presence of high-grade cancer (Gleason score 7 or higher) prior to prostate biopsy. The full data from the blinded, prospective U.S. clinical validation study was presented at the AUA Annual Meeting in Orlando, FL on May 18th at Plenary Session.
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
In June 2014, we entered into an exchange agreement with a holder of the Company’s 2033 Senior Notes pursuant to which such holder exchanged $70.4 million in aggregate principal amount of Notes for 10,974,431 shares of the Company’s Common Stock and approximately $0.8 million in cash representing accrued interest through the date of completion of the exchange.
In June 2014, we announced positive interim 6 month results from our Phase 2 dose-finding study evaluating the safety and efficacy of hGH-CTP, a long-acting form of human growth hormone, to treat growth hormone deficiency in children. All three hGH-CTP once-weekly doses resulted in strong catch-up growth during the six month treatment period, with annualized increases in height of more than 12 cm. The results indicated excellent dose dependent pharmacokinetic and pharmacodynamic profiles. In June 2014, we initiated a multi-center worldwide pivotal Phase 3 clinical trial in adults for hGH-CTP.

In the third quarter of 2014, we announced successful top-line results from two pivotal phase 3 trials of RayaldeeTM. These trials were two identical randomized, double-blind, placebo-controlled, multi-site studies intended to establish the safety and efficacy of Rayaldee as a new treatment for secondary hyperparathyroidism in patients with stage 3 or 4 chronic kidney disease and vitamin D insufficiency. Patients completing the two pivotal trials are being treated, at their election, for an additional six months with Rayaldee during an open-label extension study. A New Drug Application submission to the U.S. FDA is planned for the end of 2014.
In August 2014, we announced the submission of an Investigational New Drug Application to the U.S. FDA to evaluate Rayaldee as an adjunctive therapy for the prevention of skeletal-related events in patients with bone metastases undergoing anti-resorptive therapy.
RESULTS OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013
Revenues. Revenues for the three months ended September 30, 2014, were $19.8 million, compared to $20.6 million for the three months ended September 30, 2013. During the three months ended September 30, 2014, pharmaceutical product revenue increased $0.7 million to $17.3 million. The increase in pharmaceutical product revenue was the result of increased demand for one product at our active pharmaceutical ingredient subsidiary FineTech resulting in an increase of $0.5 million. Offsetting the increase in pharmaceutical product revenue was decreased service revenue at OPKO Lab and revenue from the transfer of intellectual property of $0.3 million and $1.3 million, respectively. The three months ended September 30, 2013 included revenue related to our Pharmsynthez transaction which we did not have during the three months ended September 30, 2014. In addition, revenue from services decreased at OPKO Lab principally as a result of decreased specimen volume and decreased reimbursement from government payors in comparison to the three months ended September 30, 2013. Partially offsetting those decreases were sales of our 4Kscore test and price increases for certain of our laboratory services to non-government payors.
Costs of revenue. Costs of revenue for the three months ended September 30, 2014, were $11.1 million, compared to $12.0 million for the three months ended September 30, 2013. Costs of revenue for the three months ended September 30, 2014 decreased principally due to lower service cost of revenue as a result of decreased specimen volume at OPKO Lab, and to decreased costs of revenues at OPKO Chile primarily due to foreign currency fluctuations and lower inventory obsolescence charges for the three months ended September 30, 2014 compared to the same period in 2013.
Selling, general and administrative expenses. Selling, general and administrative expenses for the three months ended September 30, 2014 were $14.0 million, compared to $13.6 million for the three months ended September 30, 2013. The increase in selling, general and administrative expenses for the three months ended September 30, 2014 was a result of increased sales and marketing activities related to the launch of the 4Kscore test in the U.S. in March 2014 and Europe in September 2014, as well as increased personnel expenses. Partially offsetting the increase were decreased professional fees as the 2013 period included professional fees related to the acquisition of OPKO Biologics in August 2013. Selling, general and administrative expenses during the three months ended September 30, 2014 and the three months ended September 30, 2013, include equity-based compensation expense of $2.3 million and $2.1 million, respectively.
Research and development expenses. Research and development expenses for the three months ended September 30, 2014 and three months ended September 30, 2013, were $20.5 million and $11.1 million, respectively. Research and development costs include external and internal expenses, partially offset by third-party grants and funding arising from collaboration agreements. External expenses include clinical and non-clinical activities performed by contract research organizations, lab services, purchases of drug and diagnostic product materials and manufacturing development costs. We track external research and development expenses by individual program for phase 3 clinical trials for drug approval and PMA's for diagnostics tests, if any. Internal expenses include employee-related expenses including salaries, benefits and stock-based compensation expense. Other unallocated internal research and development expenses are incurred to support overall research and development activities and include expenses related to general overhead and facilities.

The following table summarizes the components of our research and development expenses:

	For the three months ended September 30,
	2014	2013
External expenses:
Phase 3 clinical trials	$3,898	$3,137
Earlier-stage programs	7,244	1,845
Research and development employee-related expenses	4,800	1,748
Other unallocated internal research and development expenses	5,188	5,195
Third-party grants and funding from collaboration agreements	(613)	(840)
Total research and development expenses	$20,517	$11,085
The increase in research and development expenses during the three months ended September 30, 2014, as compared to the three months ended September 30, 2013, principally resulted from the development programs we acquired from OPKO Biologics, including clinical manufacturing costs, our ongoing phase 3 clinical trial in adults and pediatric Phase 2 clinical trial for hGH-CTP, a long acting human growth hormone, and the phase 3 clinical trials for Rayaldee (CTAP101) which were completed in the third quarter of 2014. In addition, during the three months ended September 30, 2014 and three months ended September 30, 2013, we recorded, as an offset to research and development expenses, $0.6 million and $0.8 million, respectively, related to research and development grants received from our collaboration and funding agreements. Research and development expenses for the three months ended September 30, 2014 and three months ended September 30, 2013 include equity-based compensation expense of $0.7 million and $(1.7) million, respectively. The three months ended September 30, 2013 includes an offset to research and development expenses of $2.7 million related to the correction of an error related to equity awards granted to non-employees with performance based vesting.
Contingent consideration. Contingent consideration expenses for the three months ended September 30, 2014 and three months ended September 30, 2013, were $19.6 million and $0.3 million, respectively. The increase in contingent consideration expense was attributable to OPKO Renal resulting from an increase in the fair value of our contingent obligations to OPKO Renal due to changes in assumptions regarding probabilities of successful achievement of future milestones driven by the two successful phase 3 trials of Rayaldee in the third quarter of 2014. The contingent consideration liabilities at September 30, 2014 relate to potential amounts payable to former stockholders of CURNA, OPKO Diagnostics, OPKO Health Europe and OPKO Renal pursuant to our acquisition agreements in January 2011, October 2011, August 2012 and March 2013, respectively.
Amortization of intangible assets. Amortization of intangible assets was $2.7 million and $2.8 million, respectively, for the three months ended September 30, 2014 and 2013. Amortization expense reflects the amortization of acquired intangible assets with defined useful lives. The acquisitions of OPKO Renal and OPKO Biologics resulted in acquiring IPR&D which will not be amortized until the underlying development programs are completed. Upon obtaining regulatory approval by the U.S. FDA, the IPR&D asset is then accounted for as a finite-lived intangible asset and amortized on a straight-line basis over its estimated useful life.
Other income and (expense), net. Other income and (expense), net for the three months ended September 30, 2014 and 2013 was $(1.5) million and $(38.9) million, respectively. During the three months ended September 30, 2014, we recorded $2.5 million non-cash other income related to the changes in the fair value of the embedded derivatives in the 2033 Senior Notes. Other income and (expense), net, for the three months ended September 30, 2014, also included $2.4 million of interest expense principally related to interest incurred on the 2033 Senior Notes and by the amortization of related deferred financing costs and $1.3 million of expense from our consolidated variable interest entity SciVac. For the three months ended September 30, 2013, we recorded a $36.6 million non-cash other expense related to the changes in the fair value of the embedded derivatives in the 2033 Senior Notes and a $1.0 million gain on early partial conversion of the 2033 Senior Notes. Other income and (expense), net, for the three months ended September 30, 2013, also included $3.4 million of interest expense principally related to interest incurred on the 2033 Senior Notes and by the amortization of related deferred financing costs. The decrease in interest expense for the three months ended September 30, 2014 compared to the same period in 2014 is due to a decrease in the principal amount of 2033 Senior Notes outstanding from $158.1 million at September 30, 2013 to $87.6 million as of September 30, 2014. In June 2014, we entered into an exchange agreement with a holder of the Company’s 2033 Senior Notes pursuant to which such holder exchanged $70.4 million in aggregate principal amount of 2033 Senior Notes for 10,974,431 shares of the Company’s Common Stock.
Loss from investments in investees. We have made investments in other early stage companies that we perceive to have valuable proprietary technology and significant potential to create value for us as a shareholder. We account for these investments under the equity method of accounting, resulting in the recording of our proportionate share of their losses until our share of their loss exceeds our investment. Until the investees’ technologies are commercialized, if ever, we anticipate they will continue to report a net loss. Loss from investments in investees was $0.1 million and $1.6 million for the three months ended September 30, 2014 and 2013, respectively. The decrease in loss from investments in investees is primarily due to decreased losses from our portfolio companies, principally RXi. During the third quarter of 2014, we began accounting for RXi as an available for sale investment with changes in fair value reported in other comprehensive income (loss) due to our decreased ownership percentage during the quarter. Previously, we accounted for RXi under the equity method of accounting.
Income taxes. Our income tax provision reflects the projected income tax payable in Israel, Chile, Spain, Mexico and Canada. We have recorded a full valuation allowance against our deferred tax assets in the U.S.
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

Revenues. Revenues for the nine months ended September 30, 2014, were $65.6 million, compared to $75.8 million for the nine months ended September 30, 2013. The decrease in revenue principally reflects non-recurring, non–cash revenue related to the transfer of technology under the RXi Asset Purchase Agreement of $12.5 million in the first nine months of 2013. Partially offsetting the non-cash revenue decrease was a 15% increase in pharmaceutical product revenue principally from FineTech of $4.4 million during the nine months ended September 30, 2014. In addition, pharmaceutical product revenue from our Spanish and Mexican operations increased by $2.7 million and $2.1 million, respectively, during the nine months ended September 30, 2014, primarily due to increased sales by OPKO Health Europe throughout Europe and an increase in government tenders in Mexico. Revenue related to OPKO Lab decreased $2.4 million during the nine months ended September 30, 2014, compared to the nine months ended September 30, 2013, primarily related to decreased reimbursement rates from government payors and decreased specimen volume, partially offset by revenue after the launch of our 4Kscore test and a price increase to non-government payors initiated in June 2014.
Costs of revenue. Costs of revenue for the nine months ended September 30, 2014, were $36.1 million, compared to $36.8 million for the nine months ended September 30, 2013. Costs of revenue for the nine months ended September 30, 2014 decreased principally due to decreased revenue at OPKO Lab, which has a lower margin than pharmaceutical product sales. This was partially offset by increased pharmaceutical product sales.
Selling, general and administrative expenses. Selling, general and administrative expenses for the nine months ended September 30, 2014 were $42.7 million, compared to $39.9 million for the nine months ended September 30, 2013. The increase in selling, general and administrative expenses for the nine months ended September 30, 2014 was a result of increased personnel expenses including equity based compensation as well as sales and marketing activities related to the launch of our 4Kscore test in the U.S. in March 2014 and Europe in September 2014. These increases were partially offset by decreased professional fees as the 2013 period included expenses related to the acquisitions of OPKO Renal and OPKO Biologics. Selling, general and administrative expenses during the nine months ended September 30, 2014 and the nine months ended September 30, 2013, include equity-based compensation expense of $6.7 million and $4.7 million, respectively.
Research and development expenses. Research and development expenses for the nine months ended September 30, 2014 were $57.7 million, compared to $30.6 million for the nine months ended September 30, 2013. Research and development costs include external and internal expenses, partially offset by third-party grants and funding arising from collaboration agreements. External expenses include clinical and non-clinical activities performed by contract research organizations, lab services, purchases of drug and diagnostic product materials and manufacturing development costs. We track external research and development expenses by individual program for phase 3 clinical trials for drug approval and PMA's for diagnostics tests, if any. Internal expenses include employee-related expenses include salaries, benefits and stock-based compensation expense. Other unallocated internal research and development expenses are incurred to support overall research and development activities and include expenses related to general overhead and facilities.

The following table summarizes the components of our research and development expenses:

	For the nine months ended September 30,
	2014	2013
External expenses:
Phase 3 clinical trials	$10,344	$6,059
Earlier-stage programs	17,006	2,002
Research and development employee-related expenses	15,778	11,718
Other unallocated internal research and development expenses	16,029	12,597
Third-party grants and funding from collaboration agreements	(1,413)	(1,824)
Total research and development expenses	$57,744	$30,552
The increase in research and development expenses during the nine months ended September 30, 2014, as compared to the nine months ended September 30, 2013, principally resulted from an increase related to research and development expenses incurred by OPKO Renal related to the external costs of Phase 3 clinical trials for Rayaldee (CTAP101) which were completed in the third quarter of 2014 and $23.9 million of costs related to OPKO Biologics which was acquired in August 2013. OPKO Biologics principally incurred development and clinical manufacturing costs related to hGH-CTP, a long acting human growth hormone. Research and development expenses for the nine months ended September 30, 2014 and nine months ended September 30, 2013 include equity-based compensation expense of $3.3 million and $2.7 million, respectively. The nine months ended September 30, 2013 includes an offset to research and development expenses of $2.7 million related to the correction of an error related to equity awards granted to non-employees with performance based vesting.
Contingent consideration. Contingent consideration expenses for the nine months ended September 30, 2014 and nine months ended September 30, 2013, were $24.1 million and $4.2 million, respectively. The increase in contingent consideration expense was attributable to OPKO Renal resulting from an increase in the fair value of our contingent obligations to OPKO Renal due to changes in assumptions regarding probabilities of successful achievement of future milestones driven by the two successful phase 3 trials of Rayaldee in the third quarter of 2014. The contingent consideration liabilities at September 30, 2014 relate to potential amounts payable to former stockholders of CURNA, OPKO Diagnostics, OPKO Health Europe and OPKO Renal pursuant to our acquisition agreements in January 2011, October 2011, August 2012 and March 2013, respectively.

Amortization of intangible assets. Amortization of intangible assets was $8.3 million and $8.2 million, respectively, for the nine months ended September 30, 2014 and 2013. Amortization expense reflects the amortization of acquired intangible assets with defined useful lives. The acquisitions of OPKO Renal and OPKO Biologics resulted in principally acquiring IPR&D assets which will not be amortized until the underlying development programs are completed. Upon obtaining regulatory approval by the U.S. FDA, the IPR&D asset will then be accounted for as a finite-lived intangible asset and amortized on a straight-line basis over its estimated useful life. The increase in amortization reflects the amortization of the finite-lived intangible assets acquired from OPKO Renal.

Write-off of Acquired In-Process Research and Development. In May 2014, we acquired Inspiro, a privately held company that is developing the Inspiromatic, a “smart” easy-to-use dry powder inhaler with several advantages over existing devices in a stock for stock transaction. We recorded the transaction as an asset acquisition and recorded the assets and liabilities at fair value, and as a result, we recorded $10.1 million of acquired in-process research and development expense. We did not have any such activity during the nine months ended September 30, 2013.

We record expense for in-process research and development projects accounted for as asset acquisitions which have not reached technological feasibility and which have no alternative future use. The Inspiromatic has not reached a stage of technological feasibility and has no alternative future use.
Other income and (expense), net. Other income and (expense), net for the nine months ended September 30, 2014 and 2013 was $(4.3) million and $(46.0) million, respectively. During the nine months ended September 30, 2014, we recorded $3.3 million non-cash other income, net, related to the changes in the fair value of the embedded derivatives in the 2033 Senior Notes, and a $2.7 million gain as the result of the exchange of $70.4 million principal of 2033 Senior Notes in June 2014. Other income and (expense), net, for the nine months ended September 30, 2014, also included $10.6 million of interest expense principally related to interest incurred on the 2033 Senior Notes and by the amortization of related deferred financing costs. For the nine months ended September 30, 2013, we recorded a $51.5 million non-cash charge, net, related to the changes in the fair value of the embedded derivatives in the 2033 Senior Notes, partially offset by a $1.0 million gain on early partial conversion of the 2033 Senior Notes and a gain of $10.8 million on the sale of certain of our investments available for sale. Other income and (expense), net, for the nine months ended September 30, 2013, also included $10.1 million of interest expense primarily related to interest expense incurred by the 2033 Senior Notes and by the amortization of related deferred financing costs. The increase in interest expense for the nine months ended September 30, 2014 compared to the same period in 2013 is due to a non-cash write-off of deferred financing costs of $1.5 million as interest expense related to exchange of $70.4 million principal of 2033 Senior Notes in June 2014.
Loss from investments in investees. We have made investments in other early stage companies that we perceive to have valuable proprietary technology and significant potential to create value for us as a shareholder. We account for these investments under the equity method of accounting, resulting in the recording of our proportionate share of their losses until our share of their loss exceeds our investment. Until the investees’ technologies are commercialized, if ever, we anticipate they will continue to report a net loss. Loss from investments in investees was $2.5 million and $7.9 million for the nine months ended September 30, 2014 and 2013, respectively. The decrease in loss from investments in investees is primarily due to decreased losses at RXi and Pharmsynthez.
Income taxes. Our income tax provision reflects the projected income tax payable in Israel, Chile, Spain, Mexico and Canada. We have recorded a full valuation allowance against our deferred tax assets in the U.S.
LIQUIDITY AND CAPITAL RESOURCES
At September 30, 2014, we had cash and cash equivalents of approximately $118.3 million. Cash used in operations during 2014 principally reflects expenses related to selling, general and administrative activities related to our corporate operations, research and development activities and our operations at OPKO Biologics, OPKO Renal, OPKO Diagnostics, OPKO Lab, SciVac, OPKO Mexico, OPKO Chile and OPKO Brazil, partially offset by cash provided from our operations at FineTech and OPKO Health Europe. Cash used in investing activities includes net cash used in business combinations of $1.7 million, capital expenditures of $3.9 million and investments in investees of $0.6 million, which was partially offset by the disposition of investments available for sale. Cash provided by financing activities primarily reflects $12.1 million received from Common Stock option and Common Stock warrant exercises, which was partially offset by $6.4 million of deferred and contingent consideration payments related to our acquisitions of OPKO Health Europe and Finetech. In addition to cash contingent consideration payments made during the nine months ended September 30, 2014, we also satisfied a $20.0 million contingent payment to the former owners of OPKO Renal through the issuance of 2,236,210 shares of our common stock in September 2014. Since our inception, we have not generated gross margins sufficient to offset our operating and other expenses and our primary source of cash has been from the public and private placement of stock and credit facilities available to us.
In September 2014, our licensee, TESARO, Inc. submitted a New Drug Application (NDA) to the U.S. FDA for approval of oral rolapitant, an investigational neurokinin-1 receptor antagonist in development for the prevention of chemotherapy-induced nausea and vomiting. Under the terms of our agreement with TESARO, TESARO will pay us a milestone payment of $5.0 million upon acceptance by the U.S. FDA of a NDA. TESARO's NDA was accepted by the U.S. FDA in the fourth quarter 2014. We will also receive double digit tiered-royalties on sales of rolapitant. In addition, TESARO and OPKO will share future profits from the commercialization of rolapitant in Japan, and we will have an option to market the products in Latin America.
In June 2014, we entered into an exchange agreement with a holder of the Company’s 2033 Senior Notes pursuant to which such holder exchanged $70.4 million in aggregate principal amount of Notes for 10,974,431 shares of the Company’s Common stock, par value $0.01 per share and approximately $0.8 million in cash representing accrued interest through the date of completion of the exchange. We recorded a $2.7 million non-cash gain related to the exchange. The gain on exchange is included within Other income (expense), net on our Condensed Consolidated Statement of Operations.
In May 2014, we acquired Inspiro, an Israeli medical device company developing a new platform to deliver small molecule drugs such as corticosteroids and beta agonists and larger molecules to treat respiratory diseases. In connection with the transaction, we paid an aggregate of $10.1 million, of which $1.5 million was paid in cash and $8.6 million was paid in 999,556 shares of the Company’s Common Stock based on the closing price per share of our Common Stock as reported by the NYSE on the actual closing date of the acquisition, or $8.57 per share. The number of shares issued was based upon our trading price as reported by the NYSE for the ten trading days immediately preceding the execution date of the purchase agreement, or $9.00 per share.
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
On August 30, 2013, one of the conversion rights in the 2033 Senior Notes was triggered. Holders of the 2033 Senior Notes converted $16.9 million principal amount into 2,396,145 shares of our Common Stock at a rate of 141.48 shares of Common Stock per $1,000 principal amount of 2033 Senior Notes. We recorded a $1.0 million non-cash gain related to the exchange. The gain on exchange is included within Other income (expense), net on our Condensed Consolidated Statement of Operations.
In August 2012, we entered into a stock purchase agreement pursuant to which we acquired all of the outstanding stock of OPKO Health Europe (previously Farmadiet Group Holding, S.L.), a Spanish company engaged in the development, manufacture, marketing, and sale of pharmaceutical, nutraceutical, and veterinary products in Europe (the “OPKO Health Europe Transaction”). In connection with the OPKO Health Europe Transaction, we agreed to pay an aggregate purchase price of €13.5 million (approximately $16.0 million), of which (i) 50% ($8.4 million) was paid in cash at closing, and (ii) 50% (the “Deferred Payments”) was paid, at our option, in cash or shares of our Common Stock as follows: (x) 25% to be paid on the first anniversary of the closing date; and (y) 25% to be paid 18 months after the closing date. In the event we elected to pay the Deferred Payments in shares of our Common Stock, the number of shares issuable shall be calculated using the average closing price per share of our Common Stock as reported on the NYSE for the 10 trading days immediately preceding the applicable payment date. On August 2, 2013, we issued 585,703 shares of our Common Stock, in accordance with the first Deferred Payment. The number of shares issued was based on the average closing price per share of our Common Stock as reported on the NYSE for the 10 trading days up to and including August 1, 2013, or $7.61 per share. On February 14, 2014, we delivered approximately €3.4 million in cash in accordance with the second Deferred Payment.
In connection with our acquisitions of CURNA, OPKO Diagnostics, FineTech and OPKO Renal, we agreed to pay future consideration to the sellers upon the achievement of certain events, including minimum cash payments of $5.0 million to the former stockholder of FineTech upon the achievement of certain sales milestones, of which $2.7 million and $3.2 million were paid in March 2013 and 2014, respectively; up to an additional $19.1 million in shares of our Common Stock to the former stockholders of OPKO Diagnostics upon and subject to the achievement of certain milestones; and up to an additional $190.0 million in either shares of our Common Stock or cash, at our option subject to the achievement of certain milestones, to the former shareholders of OPKO Renal. In September 2014, we satisfied a $20.0 million contingent payment to the former owners of OPKO Renal through the issuance of 2,236,210 shares of our common stock.
As of September 30, 2014, we have outstanding lines of credit in the aggregate amount of $7.8 million with 10 financial institutions in Chile and Spain, of which $5.4 million is unused. The weighted average interest rate on these lines of credit is approximately 6.0%. These lines of credit are short-term and are generally due within three months. These lines of credit are used primarily as a source of working capital for inventory purchases. The highest balance at any time during the nine months ended September 30, 2014, was $7.8 million. We intend to continue to enter into these lines of credit as needed. There is no assurance that these lines of credit or other funding sources will be available to us on acceptable terms, or at all, in the future.
We expect to incur losses from operations for the foreseeable future. We expect to incur substantial research and development expenses, including expenses related to the hiring of personnel and additional clinical trials. We expect that selling, general and administrative expenses will also increase as we expand our sales, marketing and administrative staff and add infrastructure.
We believe that the cash and cash equivalents on hand at September 30, 2014 and the amounts available to be borrowed under our lines of credit are sufficient to meet our anticipated cash requirements for operations and debt service beyond the next 12 months. We based this estimate on assumptions that may prove to be wrong or are subject to change, and we may be required to use our available cash resources sooner than we currently expect. If we acquire additional assets or companies, accelerate our product development programs or initiate additional clinical trials, we will need additional funds. Our future cash requirements will depend on a number of factors, including possible acquisitions, the continued progress of research and development of our product candidates, the timing and outcome of clinical trials and regulatory approvals, the costs involved in preparing, filing, prosecuting, maintaining, defending, and enforcing patent claims and other intellectual property rights, the status of competitive products, the availability of financing, and our success in developing markets for our product candidates. If we are not able to secure additional funding when needed, we may have to delay, reduce the scope of, or eliminate one or more of our clinical trials or research and development programs or possible acquisitions.
The following table provides information as of September 30, 2014, with respect to the amounts and timing of our known contractual obligation payments due by period.

Contractual obligations (In thousands)	Remaining Three Months ending December 31, 2014	2015	2016	2017	2018	2019	Thereafter	Total
Open purchase orders	$7,417	$29	$—	$—	$—	$—	$—	$7,446
Operating leases	977	2,345	2,074	1,418	1,127	661	3,437	12,039
2033 Senior Notes	—	—	—	—	—	—	114,883	114,883
Deferred payments	—	—	—	—	—	—	—	—
Mortgages and other debts payable (1)	122	461	346	311	258	251	1,371	3,120
Lines of credit	7,761	—	—	—	—	—	—	7,761
Interest commitments	819	2,729	2,713	2,702	2,691	272	57	11,983
Total	$17,096	$5,564	$5,133	$4,431	$4,076	$1,184	$119,748	$157,232

(1)	Excludes $4.2 million of consolidated liabilities related to SciVac, as to which there is no recourse against us.
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
Goodwill and Intangible Assets. Goodwill and other intangible assets, including IPR&D, acquired in business combinations, licensing and other transactions was $1.1 billion at both September 30, 2014 and December 31, 2013, representing approximately 84% and 79% of total assets, respectively.
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

Goodwill was $224.8 million and $226.4 million, respectively, at September 30, 2014 and December 31, 2013. Goodwill is tested at least annually for impairment or when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable, on an enterprise level by assessing qualitative factors or performing a quantitative analysis in determining whether it is more likely than not that its fair value exceeds the carrying value. Examples of qualitative factors include our share price, our financial performance compared to budgets, long-term financial plans, macroeconomic, industry and market conditions as well as the substantial excess of fair value over the carrying value of net assets from the annual impairment test performed in the prior year.

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
Intangible assets were $858.8 million and $867.9 million, including IPR&D of $793.2 million and $793.3 million, respectively, at September 30, 2014 and December 31, 2013. Intangible assets are tested for impairment whenever events or changes in circumstances warrant a review, although IPR&D is required to be tested at least annually until the project is completed or abandoned. Upon obtaining regulatory approval, the IPR&D asset is then accounted for as a finite-lived intangible asset and amortized on a straight-line basis over its estimated useful life. If the project is abandoned, the IPR&D asset is charged to expense.
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
Equity-based compensation. We recognize equity based compensation as an expense in our financial statements and that cost is measured at the fair value of the awards and expensed over their vesting period. Equity-based compensation arrangements to non-employees are recorded at their fair value on the measurement date. We estimate the grant-date fair value of our stock option grants using a valuation model known as the Black-Scholes-Merton formula or the “Black-Scholes Model” and allocate the resulting compensation expense over the corresponding requisite service period associated with each grant. The Black-Scholes Model requires the use of several variables to estimate the grant-date fair value of stock options including expected term, expected volatility, expected dividends and risk-free interest rate. We perform analyses to calculate and select the appropriate variable assumptions used in the Black-Scholes Model and to estimate forfeitures of equity-based awards. We are required to adjust our forfeiture estimates on at least an annual basis based on the number of share-based awards that ultimately vest. The selection of assumptions and estimated forfeiture rates is subject to significant judgment and future changes to our assumptions and estimates which may have a material impact on our Condensed Consolidated Financial Statements.
Allowance for doubtful accounts and revenue recognition. Generally, we recognize revenue from product sales when goods are shipped and title and risk of loss transfer to our customers. Our estimates for sales returns are based upon the historical patterns of products returned matched against the sales from which they originated, and management’s evaluation of specific factors that may increase or decrease the risk of product returns. Revenue for services is recognized on the accrual basis at the time test results are reported, which approximates when services are provided. Services are provided to certain patients covered by various third-party payer programs including various managed care organizations, as well as the Medicare and Medicaid programs. Billings for services under third-party payer programs are included in sales net of allowances for contractual discounts and allowances for differences between the amounts billed and estimated program payment amounts. Adjustments to the estimated payment amounts based on final settlement with the programs are recorded upon settlement as an adjustment to revenue. We analyze accounts receivable and historical bad debt levels, customer credit worthiness and current economic trends when evaluating the adequacy of the allowance for doubtful accounts using the specific identification method. Our reported net loss is directly affected by management’s estimate of the collectability of accounts receivable. The allowance for doubtful accounts recognized in our Condensed Consolidated Balance Sheets at September 30, 2014 and December 31, 2013 was $1.4 million and $1.9 million, respectively.
Inventories. Inventories are valued at the lower of cost or market (net realizable value). Cost is determined by the first-in, first-out method. We consider such factors as the amount of inventory on hand, estimated time required to sell such inventories, remaining shelf-life, and current market conditions to determine whether inventories are stated at the lower of cost or market.
Pre-launch inventories. We may accumulate commercial quantities of certain product candidates prior to the date we anticipate that such products will receive final U.S. FDA approval.  The accumulation of such pre-launch inventories involves the risk that such products may not be approved for marketing by the FDA on a timely basis, or ever.  This risk notwithstanding, we may accumulate pre-launch inventories of certain products when such action is appropriate in relation to the commercial value of the product launch opportunity.  In accordance with our policy, this pre-launch inventory is expensed.  At September 30, 2014 and December 31, 2013, there were no pre-launch inventories.
RECENT ACCOUNTING PRONOUNCEMENTS
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

In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers." ASU No. 2014-09 clarifies the principles for recognizing revenue and develops a common revenue standard for GAAP and International Financial Reporting Standards that removes inconsistencies and weaknesses in revenue requirements, provides a more robust framework for addressing revenue issues, improves comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets, provides more useful information to users of financial statements through improved disclosure requirements and simplifies the preparation of financial statements by reducing the number of requirements to which an entity must refer. ASU No. 2014-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. Companies can choose to apply the ASU using either the full retrospective approach or a modified retrospective approach. We are currently evaluating both methods of adoption and the impact that the adoption of this ASU will have on our condensed consolidated financial statements.

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

In August 2014, the FASB issued ASU No. 2014-15, "Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern," to provide guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and to provide related footnote disclosures. ASU 2014-15 is effective for annual periods ending after December 15, 2016 with early adoption permitted. We do not believe the impact of our pending adoption of ASU 2014-15 on our condensed consolidated financial statements will be material.
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
Our derivative activities, which consist of foreign exchange forward contracts, are initiated to hedge forecasted cash flows that are exposed to foreign currency risk. The foreign exchange forward contracts generally require us to exchange local currencies for foreign currencies based on pre-established exchange rates at the contracts’ maturity dates. As exchange rates change, gains and losses on these contracts are generated based on the change in the exchange rates that are recognized in the Condensed Consolidated Statement of Operations at maturity, and offset the impact of the change in exchange rates on the foreign currency cash flows that are hedged. If the counterparties to the exchange contracts do not fulfill their obligations to deliver the contracted currencies, we could be at risk for currency related fluctuations. We had $2.9 million in foreign exchange forward contracts outstanding at September 30, 2014, primarily to hedge Chilean-based operating cash flows against U.S. dollars. If Chilean Pesos were to strengthen in relation to the U.S. dollar, our loss or gain on hedged foreign currency cash-flows would be offset by the derivative contracts, with a net effect of zero.
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
At September 30, 2014, we had cash and cash equivalents and marketable securities of $118.3 million. The weighted average interest rate related to our cash and cash equivalents for the nine months ended September 30, 2014 was 0%. As of September 30, 2014, the principal value of our credit lines was $7.8 million at a weighted average interest rate of approximately 6.0% for the three months then ended.
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
Changes to the Company’s Internal Control Over Financial Reporting
In addition to the changes above, in connection with the OPKO Renal and OPKO Biologics acquisitions in March 2013 and August 2013, respectively, we began implementing standards and procedures at OPKO Renal and OPKO Biologics, including upgrading and establishing controls over accounting systems, and adding employees and consultants who are trained and experienced in the preparation of financial statements in accordance with U.S. GAAP to ensure that we have in place appropriate internal control over financial reporting at OPKO Renal and OPKO Biologics. These changes to the Company’s internal control over financial reporting that occurred during the Company’s second and third fiscal quarter of 2014 have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings

On or around October 21, 2014, we received a Civil Investigative Demand (“Demand”) from the United States Attorney’s Office for the Middle District of Tennessee (“Attorney’s Office”). The Demand concerns an investigation of allegations that the Company or one of its affiliated entities or other parties submitted false claims for payment related to services provided to government healthcare program beneficiaries in violation of the False Claims Act, 31 U.S.C. Section 3729. We intend to fully cooperate with the investigation and produce documents responsive to the Demand. It is too early to assess the probability of a favorable or unfavorable outcome in this matter or the loss or range of loss, if any.

Item 1A. Risk Factors

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
In March 2013, OPKO Health, Inc. (the "Company") acquired OPKO Renal (the "OPKO Renal Acquisition"). The OPKO Renal Acquisition requires payments of up to an additional $190.0 million in cash or additional shares of the Company's Common Stock, at the Company's election, upon the achievement of certain milestones. In September 2014, upon achievement of a developmental milestone, the Company satisfied a $20.0 million contingent payment to the former owners of OPKO Renal through the issuance of 2,236,210 shares of the Company's Common Stock, par value $0.01 per share. The Company's Common Stock was issued in reliance upon an exemption from the registration requirements under the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof.
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
Exhibit 31.1
Certification by Phillip Frost, Chief Executive Officer, pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended September 30, 2014.

Exhibit 31.2
Certification by Adam Logal, Chief Financial Officer, pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended September 30, 2014.

Exhibit 32.1
Certification by Phillip Frost, Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended September 30, 2014.

Exhibit 32.2
Certification by Adam Logal, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended September 30, 2014.

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

Date: November 7, 2014	OPKO Health, Inc.

/s/ Adam Logal
Adam Logal
Senior Vice President, Chief Financial Officer,
Chief Accounting Officer and Treasurer

Exhibit Index

Exhibit Number	Description

Exhibit 31.1
Certification by Phillip Frost, Chief Executive Officer, pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended September 30, 2014.

Exhibit 31.2
Certification by Adam Logal, Chief Financial Officer, pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended September 30, 2014.

Exhibit 32.1
Certification by Phillip Frost, Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended September 30, 2014.

Exhibit 32.2
Certification by Adam Logal, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended September 30, 2014.

Exhibit 101.INS	XBRL Instance Document

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document