Form 10-K
period 2014-12-31
Opko Health, Inc.
filed 2015-02-27
CIK 944809

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014.
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, as of the last business day of the registrant’s most recently completed second fiscal quarter was: $2,114,172,075.
As of February 20, 2015, the registrant had 451,627,482 shares of Common Stock outstanding.
Documents Incorporated by Reference
Portions of the registrant’s definitive proxy statement for its 2015 Annual Meeting of Stockholders are incorporated by reference in Items 10, 11, 12, 13, and 14 of Part III of this Annual Report on Form 10-K.

		Page
Part I.
Item 1.	Business	7
Item 1A.	Risk Factors	24
Item 1B.	Unresolved Staff Comments	46
Item 2.	Properties	47
Item 3.	Legal Proceedings	47
Item 4.	Mine Safety Disclosures	47
Part II.
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	48
Item 6.	Selected Financial Data	50
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	51
Item 7A.	Quantitative and Qualitative Disclosures about Market Risk	62
Item 8.	Financial Statements and Supplementary Data	64
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	110
Item 9A.	Controls and Procedures	110
Item 9B.	Other Information	112
Part III.
Item 10.	Directors, Executive Officers and Corporate Governance
Item 11.	Executive Compensation
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 13.	Certain Relationships and Related Transactions and Director Independence
Item 14.	Principal Accounting Fees and Services
Part IV.
Item 15.	Exhibits, Financial Statement Schedules	114
Signatures		119
Certifications		119
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
EX-101.DEF XBRL Taxonomy Extension Definition Linkbase Document
EX-101.LAB XBRL Taxonomy Extension Label Linkbase Document
EX-101.PRE XBRL Taxonomy Extension Presentation Linkbase Document

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains “forward-looking statements,” as that term is defined under the Private Securities Litigation Reform Act of 1995 (“PSLRA”), Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements include statements about our expectations, beliefs or intentions regarding our product development efforts, business, financial condition, results of operations, strategies or prospects. You can identify forward-looking statements by the fact that these statements do not relate strictly to historical or current matters. Rather, forward-looking statements relate to anticipated or expected events, activities, trends or results as of the date they are made. Because forward-looking statements relate to matters that have not yet occurred, these statements are inherently subject to risks and uncertainties that could cause our actual results to differ materially from any future results expressed or implied by the forward-looking statements. Many factors could cause our actual activities or results to differ materially from the activities and results anticipated in forward-looking statements. These factors include those described below and in “Item 1A-Risk Factors” of this Annual Report on Form 10-K. We do not undertake an obligation to update forward-looking statements. We intend that all forward-looking statements be subject to the safe-harbor provisions of the PSLRA. These forward-looking statements are only predictions and reflect our views as of the date they are made with respect to future events and financial performance.
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

•
We currently have no pharmaceutical or diagnostic marketing, sales or distribution capabilities other than in Chile, Mexico, Spain, and Uruguay for sales in those countries and our active pharmaceutical ingredients (“APIs”) business in Israel, and the sales force for our laboratory business based in Nashville, Tennessee. If we are unable to develop our sales and marketing and distribution capability on our own or through collaborations with marketing partners, we will not be successful in commercializing our pharmaceutical and diagnostic product candidates.

•	Certain elements of our business are dependent on the success of ongoing and planned phase 3 clinical trials for Alpharen (Fermagate Tablets), and hGH-CTP.

•	Independent clinical investigators and contract research organizations that we engage to conduct our clinical trials may not be diligent, careful or timely.

•	The success of our business is dependent on the actions of our collaborative partners.

•
Our exclusive worldwide agreement with Pfizer Inc. (“Pfizer”) is important to our business. If we do not successfully develop hGH-CTP and/or Pfizer does not successfully commercialize hGH-CTP, our business could be adversely affected.

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

•	We have previously reported a material weakness in our internal control over financing reporting which may cause investors and stockholders to lose confidence in our financial reporting.

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
OVERVIEW
We are a multi-national biopharmaceutical and diagnostics company that seeks to establish industry-leading positions in large and rapidly growing medical markets by leveraging our discovery, development and commercialization expertise and our novel and proprietary technologies. We are developing a range of solutions to diagnose, treat and prevent various conditions, including point-of-care tests, laboratory developed tests (“LDTs”), and proprietary pharmaceuticals and vaccines. We plan to commercialize these solutions on a global basis in large and high growth markets, including emerging markets.
All product or service marks appearing in type form different from that of the surrounding text are trademarks or service marks owned, licensed to, promoted or distributed by OPKO, its subsidiaries or affiliates, except as noted. All other trademarks or services marks are those of their respective owners.
We own established pharmaceutical platforms in Chile, Spain, Mexico, and Uruguay which generate revenue and which we expect to facilitate future market entry for our products currently in development. We own a specialty active pharmaceutical ingredients (“APIs”) manufacturer in Israel, which we expect may facilitate the development of our pipeline of molecules and compounds for our proprietary products. In the U.S., we own OPKO Lab, a laboratory certified under the Clinical Laboratory Improvement Amendments of 1988, as amended (“CLIA”), that operates as a full-service medical laboratory with a urologic focus and serves as the commercial platform for the U.S. launch of the 4Kscore test, our next generation prostate cancer test and the only blood test that accurately identifies risk for aggressive prostate cancer.
In March 2014, we began selling the 4Kscore test domestically through our CLIA-accredited laboratory in Nashville. In addition, we launched sales of the 4Kscore test in Europe in September 2014 and in Mexico in January 2015. The 4Kscore test measures the blood plasma levels of four different prostate-derived kallikrein proteins: Total PSA, Free PSA, Intact PSA and Human Kallikrein-2 (“hK2”). These biomarkers are combined with a patient’s age, Digital Rectal Exam (“DRE”) status (nodule / no nodule), and prior negative biopsy status (yes / no) using a proprietary algorithm to calculate the risk (probability) of finding an aggressive prostate cancer defined as Gleason Score 7 or higher prostate cancer. Recent data has also demonstrated potential that a high score using the 4Kscore test is associated with an increased risk of developing metastatic prostate cancer. The panel of biomarkers included in the OPKO 4Kscore is the result of more than a decade of research by scientists in Europe and the U.S. Extensive studies have shown that the use of this novel panel of kallikrein biomarkers and algorithm may not only improve the accuracy of identifying aggressive cancer, but may also reduce the number of unnecessary prostate biopsies by 50% or more and avoid diagnosis of indolent prostate cancer that can lead to over treatment with surgery or radiation. It is estimated that the 4Kscore test can provide $2-4 billion in healthcare savings in the U.S. each year.
The 4Kscore test is designed to be used as a reflex test after a finding of an abnormal DRE or elevated PSA, but before performing a prostate biopsy. There are approximately 1 million biopsies being performed annually in the U.S., with 80% of the results indicating no cancer or a low-grade, indolent form of prostate cancer. The test was developed by OPKO Lab and validated in a prospective, blinded study of 1,012 men in collaboration with 26 urology centers across the U.S. Results showed that the 4Kscore test was highly accurate for predicting the presence of high-grade cancer (Gleason score 7 or higher) prior to prostate biopsy. The full data from the blinded, prospective U.S. clinical validation study was presented at the AUA Annual Meeting in Orlando, FL on May 18, 2014 at Plenary Session and published in the online edition of European Urology in October 2014.
Our Claros1 immunoassay instrument system provides rapid, high performance blood test results and enables complex tests to be run in point-of-care settings. The instrument, a novel microfluidics-based system consisting of a credit card-sized disposable test cassette that works with a small desktop analyzer, can provide high performance, central laboratory-grade blood test results within minutes and permit the transition of complex immunoassays and other tests from the centralized reference laboratory to the physician’s office or hospital nurses’ station. We expect this point-of-care instrument system to provide near-term commercialization opportunities through the transition of existing laboratory-based tests, including prostate specific antigen (“PSA”), testosterone and vitamin D, to our point-of-care system.
We intend to submit our application to the Food and Drug Administration (the “FDA”) for clearance of a testosterone diagnostic test for our point-of-care system in the second half of 2015. We also intend to seek European certification related to health, safety and environmental legislation, also known as a CE Marking (“CE Mark”) for the test in Europe at approximately the same time. We expect to begin marketing the testosterone test in the U.S. and Europe in 2016.
We have already obtained a CE Mark for our point-of-care diagnostic test for PSA using our system in Europe. We intend to update our CE Mark to reflect recent product improvements and launch the PSA test in Europe in 2016. We intend to submit our application to the FDA for pre-marketing authorization (“PMA”) of the PSA test in the first quarter of 2016.
We are also presently working to add additional tests for our point-of-care system, including vitamin D and Lyme Disease, and we believe that there are many more applications for the technology, including infectious disease, cardiology, women’s health, and companion diagnostics.
Our product pipeline also includes several pharmaceutical compounds and technologies in research and development for a broad range of indications and conditions.
In the third quarter of 2014, we announced successful top-line results from two identical randomized, double-blind, placebo-controlled, multi-site phase 3 trials of Rayaldee (CTAP101), our vitamin D prohormone to treat secondary hyperparathyroidism (“SHPT”) in patients with stage 3 or 4 chronic kidney disease (“CKD”) and vitamin D insufficiency. Vitamin D insufficiency often arises in CKD due to the abnormal upregulation of CYP24, an enzyme that destroys vitamin D and its metabolites. Studies in CKD patients have demonstrated that available over-the-counter and prescription vitamin D products cannot reliably raise blood vitamin D prohormone levels and effectively treat SHPT. Rayaldee was shown in the studies to effectively and safely treat SHPT and the underlying vitamin D insufficiency in pre-dialysis patients. A New Drug Application ("NDA") submission to the FDA is planned for the first quarter of 2015.
In addition to SHPT in CKD patients, we also are developing Rayaldee for other indications, and in August 2014, announced the submission of an Investigational New Drug application (“IND”) to the FDA to evaluate Rayaldee as an adjunctive therapy for the prevention of skeletal-related events in patients with bone metastases undergoing anti-resorptive therapy. We commenced a phase 1 dose escalation study in the fourth quarter of 2014 in breast and prostate cancer patients with bone metastases who are receiving anti-resorptive therapy. The study will evaluate safety, markers of mineral metabolism and tumor progression.
We are also developing Alpharen (Fermagate Tablets), a new and potent non-absorbed phosphate binder to treat hyperphosphatemia in dialysis patients. Alpharen has been shown to be safe and effective in treating hyperphosphatemia in phase 2 and 3 trials in CKD patients undergoing chronic hemodialysis. Hyperphosphatemia contributes to soft tissue mineralization and affects approximately 90% of dialysis patients. Dialysis patients require ongoing phosphate binder treatment to maintain normal serum phosphorus levels.
The CKD patient population is large and growing as a result of obesity, hypertension and diabetes, representing a significant market opportunity. We intend to develop Rayaldee (CTAP101) and Alpharen (Fermagate Tablets) to constitute part of the foundation for a new and markedly improved standard of care for CKD patients having SHPT and/or hyperphosphatemia.
In August 2013, we acquired OPKO Biologics, formerly PROLOR Biotech, Inc., a biopharmaceutical company focused on developing and commercializing longer-acting proprietary versions of already approved therapeutic proteins utilizing a platform technology known as Carboxyl Terminal Peptide (“CTP”) technology.
Our most advanced product in development using the platform technology is a long-acting version of human growth hormone, known as hGH-CTP, for the long-term treatment of children and adults with growth failure due to inadequate secretion of endogenous growth hormone (a $3.0 billion market opportunity growing 5% annually).
In December 2014, we entered into an exclusive worldwide agreement with Pfizer Inc. (“Pfizer”) for the development and commercialization of our hGH-CTP for the treatment of growth hormone deficiency (“GHD”) in adults and children, as well as for the treatment of growth failure in children born small for gestational age (“SGA”). In connection with the transaction, we granted Pfizer an exclusive license to commercialize hGH-CTP worldwide, and we received non-refundable and non-creditable upfront payments of $295 million and are eligible to receive up to an additional $275 million upon the achievement of certain regulatory milestones. In addition, we are eligible to receive initial royalty payments associated with the commercialization of hGH-CTP for Adult GHD. Upon the launch of hGH-CTP for Pediatric GHD, the royalties will transition to regional, tiered gross profit sharing for both hGH-CTP and Pfizer’s Genotropin®.
Pursuant to our agreement with Pfizer, we will lead the clinical activities for the hGH-CTP program and will be responsible for funding the development programs for the key indications, which includes Adult and Pediatric GHD and Pediatric SGA. Pfizer will be responsible for all development costs for additional indications as well as all post-marketing studies. In addition, Pfizer will fund the commercialization activities for all indications and lead the manufacturing activities covered by the global development plan.
The hGH-CTP product has been shown in a phase 2 clinical trial to have the potential to reduce the required dosing frequency of human growth hormone from the current standard of one injection per day to a single weekly injection. hGH-CTP is currently in a global phase 3 trial in adults and a global phase 2 trial in children and has orphan drug designation in the U.S. and Europe for both adults and children with GHD.
Factor VIIa-CTP is our novel, long-acting recombinant Factor VIIa which also utilizes CTP technology to extend circulatory half-life without the use of polymers, encapsulation techniques, or nanoparticles. Currently, Factor VIIa therapy is available only as an intravenous (IV) formulation which, due to Factor VIIa’s short half-life, requires multiple infusions to treat a bleeding episode. Pre-clinical studies of intravenous and subcutaneous formulations of our product in hemophilic animal models demonstrated its duration of action and significantly increased survival. In January 2015, we submitted an IND to the FDA to conduct a Phase 2a study of Factor VII-CTP for the treatment of bleeding episodes in hemophilia A or B patients with inhibitors to Factor VIII or Factor IX. Factor VII-CTP has been granted orphan status in the U.S. and Europe.
In addition to hGH-CTP and Factor VII-CTP, our internal product development program is currently focused on extending the circulatory half life of oxyntomodulin. Oyxntomodulin, a natural appetite suppressor, is a peptide hormone secreted by the intestine following food intake that induces satiety when it reaches the brain. Oxyntomodulin activates both the glucagon-like peptide-1 receptor (GLP1R) and glucagon receptor (GCGR) and has been found to decrease food intake and body weight as well as lower glucose in overweight human volunteers.
The clinical utility of oxyntomodulin has been limited mostly because of its short circulating half life. We are developing a long-acting oxyntomdulin, GLP-1/glucagon dual receptor agonist comprising oxyntomodulin linked at its N-terminus to polyethylene glycol (PEG) linear chain through a proprietary bi-functional hydrolysable linker. Administration of the conjugate into the blood results in slow release of the authentic, non-modified natural oxyntomodulin. Our preclinical studies have shown that a single weekly injection of our compound in development significantly inhibited food intake and reduced body weight in obese and diabetic animal models, as well as improving the lipid profile by reducing cholesterol levels in obese and diabetic mice. In addition, the studies demonstrated improved glycemic control by inducing glucose dependent insulin secretion and by reducing fat, two biological effects related to type II diabetes. We expect to initiate a phase 1 study of our compound in the second half of 2015.
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
In addition to these development programs, we have pharmaceutical businesses in Chile, Spain, Mexico, Israel, and Uruguay.
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
We have under development a broad and diversified portfolio of diagnostic tests, vaccines, small molecules, and biologics targeting a broad range of unmet medical needs. We intend to continue to leverage our proprietary technology and our strengths in all phases of research and development to further develop and commercialize our portfolio of proprietary pharmaceutical and diagnostic products. In support of our strategy, we intend to:

•	obtain requisite regulatory approval and compile clinical data for our most advanced product candidates;

•	develop a focused commercialization capability both internationally and in the U.S.; and

•	expand into other medical markets that provide significant opportunities and that we believe are complementary to and synergistic with our business.

We have and expect to continue to be opportunistic and to pursue complementary or strategic acquisitions, licenses and investments. Our management team has significant experience in identifying, executing and integrating these transactions. We expect to use well-timed, carefully selected acquisitions, licenses and investments to continue to drive our growth, including:

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
Our shares are publicly traded on the NYSE under the ticker “OPK”. Effective as of August 2013, our stock also began trading on the Tel Aviv Stock Exchange. Our principal executive offices are located in leased office space in Miami, Florida. We lease office and lab space in Jupiter, Florida and Miramar, Florida, and Nes Ziona, Israel, which is where our molecular diagnostics research and development, oligonucleotide research and development and CTP research and development operations are based, respectively. We lease office, manufacturing, and warehouse space in Woburn, Massachusetts for our point-of-care diagnostics business, and in Nesher, Israel for our API business. We lease laboratory and office space in Nashville, Tennessee, Burlingame, California, and Miramar, Florida for our CLIA-certified laboratory business, and we lease office space in Bannockburn, Illinois, and Markham, Ontario for our pharmaceutical business directed to CKD. Our Chilean and Uruguayan operations are located in leased offices and warehouse facilities in Santiago and Montevideo, respectively. Our Mexican operations are based in owned offices, an owned manufacturing facility, and a leased warehouse facility in Guadalajara and in leased offices in Mexico City. Our Spanish operations are based in owned offices in Barcelona, in an owned manufacturing facility in Banyoles and a leased warehouse facility in Palol de Revardit. Our Brazilian operations are located in leased offices in Sao Paulo.
We currently manage our operations in two reportable segments, pharmaceutical and diagnostics. The pharmaceutical segment consists of two operating segments, our (i) pharmaceutical research and development segment, which is focused on the research and development of pharmaceutical products and vaccines, and (ii) the pharmaceutical operations we acquired in Chile, Spain, Mexico, Israel, Uruguay and Brazil. The diagnostics segment consists of two operating segments, our (i) pathology operations we acquired through the acquisition of OPKO Lab and (ii) point-of-care and molecular diagnostics operations. There are no significant inter-segment sales. We evaluate the performance of each segment based on operating profit or loss. There is no inter-segment allocation of interest expense and income taxes.
CURRENT PRODUCT CANDIDATES AND RELATED MARKETS
Diagnostics
4Kscore
We began selling the 4Kscore in the U.S. in March 2014 and in Europe and Mexico in September 2014 and January 2015, respectively. The 4Kscore measures the blood plasma levels of four different prostate-derived kallikrein proteins: Total PSA, Free PSA, Intact PSA and Human Kallikrein-2 (“hK2”). These biomarkers are then combined with a patient’s age, DRE status (nodule / no nodule), and prior negative biopsy status (yes / no) using a proprietary algorithm to calculate the risk (probability) of finding a Gleason Score 7 or higher prostate cancer.
The OPKO 4Kscore was developed by OPKO Lab and validated in 2014 in a prospective, blinded study of 1,012 men in collaboration with 26 urology centers across the U.S. Results showed that the 4Kscore test was highly accurate for predicting the presence of high-grade cancer (Gleason score 7 or higher) prior to prostate biopsy. The full data from the blinded, prospective U.S. clinical validation study were presented at the AUA Annual Meeting in Orlando, FL on May 18, 2014 at Plenary Session and published in the online edition of European Urology in October 2014.

The clinical data presented at the AUA annual meeting included 1,012 men scheduled for prostate biopsy. Patients were enrolled regardless of their PSA, age, DRE result, or primary versus repeat biopsy status, and represent contemporary practice in the U.S. The results demonstrated the ability of the 4Kscore test to discriminate between men with high-grade, aggressive prostate cancer and those men who had no findings of cancer or had low-grade or indolent form of the disease. The discrimination, measured by Area Under the Curve (“AUC”) analysis, was 0.82 and was significantly higher than previously developed tests. Furthermore, the 4Kscore test demonstrated excellent risk calibration, indicating the accuracy of the result for an individual patient. The high value of AUC and the excellent risk calibration make the 4Kscore result valuable information for the shared decision-making between the urologist and patient on whether or not to perform a prostate biopsy, potentially reducing biopsies by more than 50%. Although quite specific to the prostate gland, PSA is not specific for prostate cancer. As a result, in the U.S., an estimated 750,000 men receive unnecessary prostate biopsies annually as a result of PSA testing. We believe that our novel 4Kscore test should yield significantly greater accuracy and should provide us with a unique opportunity to greatly improve the value of prostate cancer screening.
The four kallikrein panel of biomarkers utilized in the 4Kscore test is based on over a decade of research conducted by scientists at Memorial Sloan-Kettering Cancer Center and leading European institutions. Investigators at the University of Malmo, Sweden, University of Turku, Finland and Memorial Sloan Kettering Cancer Center, New York, have also demonstrated that an algorithm integrating these biomarkers along with patient data can predict prostate biopsy results, and that the use of this algorithm to determine whether to biopsy can reduce the number of prostate biopsies performed by over fifty percent (50%), avoiding the frequent complications from biopsies of pain, bleeding, and infection, which sometimes require hospitalization.
In December 2012, we completed the acquisition of OPKO Lab, our CLIA-certified laboratory with several phlebotomy sites throughout the U.S. and an experienced national sales force calling primarily on urologists. In addition to continuing to operate as a full-service medical laboratory specializing in urologic pathology, OPKO Lab provides us with the commercial platform to support the U.S. commercial launch of the 4Kscore for the detection of prostate cancer as an LDT.
Point-of-Care Diagnostics
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
We intend to submit our application to the FDA for clearance of a testosterone diagnostic test for our point-of-care system in the second half of 2015. We also intend to seek a CE Mark for the test in Europe at approximately the same time. We expect to begin marketing the testosterone test in the U.S. and Europe in 2016.
We have already obtained a CE Mark for our point-of-care diagnostic test for PSA using this system in Europe. We intend to update our CE Mark to reflect recent product improvements and launch the PSA test in Europe in 2016. We intend to submit our PMA application to the FDA for the PSA test in the first quarter of 2016.
We are also presently working to add additional tests for our point-of-care system, including Lyme Disease and vitamin D, and we believe that there are many more applications for the technology, including infectious disease, cardiology, women’s health, and companion diagnostics.
Molecular Diagnostics

In June 2009, we acquired exclusive, worldwide rights from the University of Texas Southwestern to an innovative platform technology for the rapid identification of molecules or immunobiomarkers that may be useful in the creation of accurate, easy-to-use diagnostic tests as well as the development of vaccines and highly targeted therapeutic agents for immune system-driven diseases. The technology is based on an innovative method for the identification in small blood samples of disease-specific antibodies that can serve as diagnostic biomarkers for various diseases. We jointly own patent applications covering certain aspects of the technology and hold an exclusive license to the technology.  After gaining extensive experience with the technology in the field of commercial diagnostic tests, we have concluded that other opportunities in the life science tools area may be a more promising use of the platform technology and are actively exploring the best way to realize the platform’s potential.

Pharmaceutical Business
We presently have several pharmaceutical compounds and technologies in research and development for a broad range of indications and conditions. Our product development candidates are in various stages of development and include the following:
Renal Products
In March 2013, we acquired Cytochroma Inc. (“Cytochroma” or “OPKO Renal”), a clinical stage specialty pharmaceutical company focused on developing and commercializing proprietary products to treat vitamin D insufficiency, hyperphosphatemia and SHPT associated with CKD, a condition characterized by progressive decline in renal function. CKD is classified in five stages — mild (stage 1) to severe (stage 5) disease. Our two lead renal products are Rayaldee (CTAP101), a vitamin D prohormone to treat SHPT in patients with stage 3 or 4 CKD and vitamin D insufficiency, and Alpharen (Fermagate Tablets), a new and potent non-absorbed phosphate binder to treat hyperphosphatemia in Stage 5 patients on chronic hemodialysis.
We announced successful top-line results from two pivotal phase 3 trials of Rayaldee in the third quarter of 2014. These trials were identical randomized, double-blind, placebo-controlled, multi-site studies intended to establish the safety and efficacy of Rayaldee as a new treatment for SHPT in patients with stage 3 or 4 CKD and vitamin D insufficiency. Vitamin D insufficiency arises in CKD due to the abnormal upregulation of CYP24, an enzyme that destroys vitamin D and its metabolites. Studies in CKD patients have demonstrated that currently available over-the-counter and prescription vitamin D products cannot reliably raise blood vitamin D prohormone levels and effectively treat SHPT, a condition commonly associated with CKD in which the parathyroid glands secrete excessive amounts of parathyroid hormone (“PTH”). Prolonged elevation of blood PTH causes excessive calcium and phosphorus to be released from bone, leading to elevated serum calcium and phosphorus levels, softening of the bones (osteomalacia) and calcification of vascular and renal tissues. SHPT affects 40-82% of patients with stage 3 or 4 CKD and approximately 95% of patients with stage 5.
The completed pivotal trials for Rayaldee successfully met all primary efficacy and safety endpoints. The primary efficacy endpoint was a responder analysis in which “responder” was defined as any treated subject who demonstrated an average 30% decrease in PTH from pre-treatment baseline during the last six weeks of the 26-week treatment period. A significantly higher response rate was observed with Rayaldee which steadily increased with treatment duration. The response rate with Rayaldee was similar in CKD stages 3 and 4. Safety and tolerability data were comparable in both treatment groups. Patients completing the two pivotal trials were treated, at their election, for an additional six months with Rayaldee during an open-label extension study. A new drug application (“NDA”) submission to the FDA is planned for the first quarter of 2015.
In addition to SHPT in CKD patients, we also are developing Rayaldee for other indications, and in August 2014, announced the submission of an IND to the FDA to evaluate Rayaldee as an adjunctive therapy for the prevention of skeletal-related events in patients with bone metastases undergoing anti-resorptive therapy. We commenced a phase 1 dose escalation study in the fourth quarter of 2014 in breast and prostate cancer patients with bone metastases who are receiving anti-resorptive therapy. The study will evaluate safety, markers of mineral metabolism and tumor progression.
Our phosphate binder, Alpharen (Fermagate Tablets), has been shown to be safe and effective in treating hyperphosphatemia in phase 2 and 3 trials in stage 5 CKD patients undergoing chronic hemodialysis. Hyperphosphatemia, or elevated serum phosphorus, is common in dialysis patients and tightly linked to the progression of SHPT. The kidneys provide the primary route of excretion for excess phosphorus absorbed from ingested food. As kidney function worsens, serum phosphorus levels increase and directly stimulate PTH secretion. Stage 5 CKD patients must reduce their dietary phosphate intake and usually require regular treatment with phosphate binding agents to lower serum phosphorus to meet the recommendations of the National Kidney Foundation’s Clinical Practice Guidelines that serum phosphorus levels should be maintained at or below 5.5 mg/dL. Hyperphosphatemia contributes to soft tissue mineralization and affects approximately 90% of dialysis patients. Dialysis patients require ongoing phosphate binder treatment to maintain controlled serum phosphorus levels.
We believe the CKD patient population is large and growing as a result of obesity, hypertension and diabetes; therefore this patient population represents a significant market opportunity. According to the National Kidney Foundation, CKD afflicts over 26 million people in the U.S., including more than 20 million patients with stage 3 or 4 CKD. In stage 5, kidney function is minimal to absent and patients require regular dialysis or a kidney transplant for survival. An estimated 71-97% of CKD patients have vitamin D insufficiency which can lead to SHPT and its debilitating consequences. CKD continues to be associated with poor outcomes, reflecting the inadequacies of the current standard of care. Vitamin D insufficiency, hyperphosphatemia and SHPT, when inadequately treated, are major contributors to poor CKD outcomes. We intend to develop Rayaldee (CTAP101) and Alpharen (Fermagate Tablets) to constitute part of the foundation for a new and markedly improved standard of care for CKD patients having SHPT and/or hyperphosphatemia.

OPKO Biologics
In August 2013, we acquired OPKO Biologics, formerly PROLOR Biotech, Inc., a biopharmaceutical company focused on developing and commercializing longer-acting proprietary versions of already approved therapeutic proteins utilizing a patented platform technology. The technology uses a short, naturally-occurring amino acid sequence (peptide) that has the effect of slowing the removal from the body of the therapeutic protein to which it is attached. This CTP can be readily attached to a wide array of existing therapeutic proteins, stabilizing the therapeutic protein in the bloodstream and extending its life span without additional toxicity or loss of desired biological activity. We are using the CTP technology to develop new, proprietary versions of certain existing therapeutic proteins that have longer life spans than therapeutic proteins without CTP. We believe that our products will have greatly improved therapeutic profiles and distinct market advantages.
There are two existing biopharmaceuticals on the market that currently utilize CTP technology. The first product is human chorionic gonadotropin (hCG), of which CTP is naturally a part. Besides being present normally in high amounts during pregnancy, it is also given therapeutically to women or men as a fertility treatment (sold by Merck-Serono, Merck & Co. and Ferring). The second product is ELONVA® (FSH-CTP), which is approved for marketing in Europe. The data from the clinical use of these two products give us confidence that the CTP technology may be able to address the major problems faced by the other attempted approaches to increase protein lifespan. Clinical data from these products reassure us that CTP can be used safely and that it is effective in extending the serum lifetime and activity. We are now the exclusive licensee for the utilization of CTP technology in all therapeutic proteins, peptides and their modified forms except for human FSH, LH, TSH and hCG.
Our lead product candidate utilizing CTP, hGH-CTP, is a recombinant human growth hormone product under development for the treatment of GHD, which is a pituitary disorder resulting in short stature in children and other physical ailments in both children and adults.
In December 2014, we entered into an exclusive worldwide agreement with Pfizer for the development and commercialization of hGH-CTP for the treatment of GHD in adults and children, as well as for the treatment of growth failure in children born SGA. In connection with the transaction, we granted Pfizer an exclusive license to commercialize hGH-CTP worldwide, and we received non-refundable and non-creditable upfront payments of $295 million and are eligible to receive up to an additional $275 million upon the achievement of certain regulatory milestones. In addition, we are eligible to receive initial royalty payments associated with the commercialization of hGH-CTP for Adult GHD. Upon the launch of hGH-CTP for Pediatric GHD, the royalties will transition to regional, tiered gross profit sharing for both hGH-CTP and Pfizer’s Genotropin®.
Pursuant to our agreement with Pfizer, we will lead the clinical development activities for the hGH-CTP program and will be responsible for funding the development programs for the key indications, which includes Adult and Pediatric GHD and Pediatric SGA. Pfizer will be responsible for all development costs for additional indications as well as all post-marketing studies. In addition, Pfizer will fund the commercialization activities for all indications and lead the manufacturing activities covered by the global development plan.
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
hGH-CTP is currently in a global phase 3 trial in adults and a global phase 2 trial in children and has orphan drug designation in the U.S. and Europe for both adults and children with GHD.
In addition to hGH-CTP, we are focused on products extending the life span of Factor VIIa (hemophilia) using the CTP technology. In February 2013, the FDA granted orphan drug designation to our longer-acting version of clotting Factor VIIa, Factor VIIa-CTP, for the treatment of bleeding episodes in patients with hemophilia A or B with inhibitors to Factor VIII or Factor IX. These patients are currently being treated by commercially-available Factor VIIa, with estimated 2013 worldwide sales of $1.7 billion. Currently, Factor VIIa therapy is available only as an intravenous (IV) formulation which, due to Factor VIIa’s short half-life, requires multiple infusions to treat a bleeding episode. In addition, frequent infusions are onerous when used as preventative prophylactic therapy, especially for children. Pre-clinical studies of IV and subcutaneous formulations of our product in hemophilic animal models demonstrated its duration of action and significantly increased survival. In January 2015, we submitted an IND to the FDA to conduct a Phase 2a study of Factor VIIa-CTP for the treatment of bleeding episodes in hemophilia A or B patients with inhibitors to Factor VIII or Factor IX. Factor VIIa-CTP has been granted orphan designation in Europe as well as the U.S.
We believe that the CTP technology may also be broadly applicable to other best-selling therapeutic proteins in the market and provide several key advantages over our competitor’s existing products: significant reduction in the number of injections required to achieve the same or superior therapeutic effect from the same dosage; faster commercialization with greater chance of success and lower costs than those typically associated with a new therapeutic protein; and manufacturing using industry-standard biotechnology-based protein production processes.
In addition to hGH-CTP and Factor VII-CTP, our internal product development program is currently focused on extending the circulatory half life of oxyntomodulin. Oyxntomodulin, a natural appetite suppressor, is a peptide hormone secreted by the intestine following food intake that induces satiety when it reaches the brain. Oxyntomodulin activates both the glucagon-like peptide-1 receptor (GLP1R) and glucagon receptor (GCGR) and has been found to decrease food intake and body weight as well as lower glucose in overweight human volunteers.
We believe oxyntomodulin has potential to be a safe, long term therapy for obese and diabetes type II patients, representing significant market opportunities. More than 380 million are living with diabetes worldwide, of which approximately 90% have type II diabetes. According to the World Health Organization, there are more than 500 million severely overweight or obese people.
The clinical utility of oxyntomodulin has been limited mostly because of its short circulating half life. We are developing a long-acting oxyntomdulin comprising oxyntomodulin linked at its N-terminus to polyethylene glycol (PEG) linear chain through a proprietary bi-functional hydrolysable linker. Administration of the conjugate into the blood results in slow release of the authentic, non-modified natural oxyntomodulin. Our preclinical studies have shown that a single weekly injection of our compound in development significantly inhibited food intake and reduced body weight in obese and diabetic animal models, as well as improving the lipid profile by reducing cholesterol levels in obese and diabetic mice.
We expect to initiate a phase 1 study of our compound in the second half of 2015.
APIs
In December 2011, we acquired FineTech Pharmaceutical, Ltd. (“FineTech”), an Israeli company that develops and produces high value, high potency specialty APIs. Through its FDA registered facility in Nesher, Israel, FineTech currently manufactures commercial APIs for sale or license to pharmaceutical companies in the U.S., Canada, Europe and Israel. We believe that FineTech’s significant know-how and experience with analytical chemistry and organic syntheses, together with its production capabilities, may play a valuable role in the development of our pipeline of proprietary molecules and compounds for diagnostic and therapeutic products, while providing revenues and profits from its existing API business.
Oligonucleotide Therapeutics
In January 2011, we acquired CURNA, Inc. (“CURNA”), a privately-held company based in Jupiter, Florida, engaged in the discovery of new drugs for the treatment of a wide variety of illnesses, including cancer, heart disease, metabolic disorders and a range of genetic anomalies. CURNA’s broad platform technology utilizes a short, single strand oligonucleotide and is based on the up-regulation of protein production through interference with non-coding RNA’s, or natural antisense. This strategy contrasts with established approaches which down-regulate protein production. CURNA has designed a novel type of therapeutic modality, termed AntagoNAT, and has initially demonstrated this approach for up-regulation of several therapeutically relevant proteins in in vitro and animal models. We believe that this short, single strand oligonucleotide can be delivered intravenously or subcutaneously without the drug delivery or cell penetration complications typically associated with double stranded siRNA therapeutics. CURNA has identified and developed compounds which increase the production of over 80 key proteins involved in a large number of individual diseases. We have ongoing pre-clinical studies for several of these compounds, with an initial focus on orphan diseases including Dravet Syndrome, Rett Syndrome and MPS-1.
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

To complement our portfolio of respiratory products, we acquired in 2014 Inspiro Medical Ltd., a medical device firm developing a new platform to deliver small molecule drugs like corticosteroids and beta agonists or larger molecules to treat respiratory disease. Inspiro’s Inspiromatic is a “smart” easy-to-use dry powder inhaler with several advantages over existing devices. In a First In Man double blinded clinical study conducted in 30 asthmatic children comparing Inspiromatic to a market leading dry powder inhaler, Inspiromatic demonstrated superior pulmonary delivery of the active drug.
NK-1 Program
In November 2009, we acquired rolapitant and other neurokinin-1 (“NK-1”) assets from Schering Plough Corporation. In December 2010, we exclusively out-licensed the development, manufacture and commercialization of our lead NK-1 candidate, rolapitant, to TESARO, Inc. (“TESARO”). Rolapitant, a potent and selective competitive antagonist of the NK-1 receptor, had successfully completed phase 2 clinical testing for prevention of chemotherapy induced nausea and vomiting, or CINV, and post-operative induced nausea and vomiting. In December 2013, TESARO also announced successful achievement of the primary endpoint in each of two phase 3 trials of rolapitant for prevention of CINV. TESARO submitted its NDA to the FDA for approval of oral rolapitant in September 2014. Under the terms of the license, we are eligible to receive up-front and milestone payments of up to $121 million, double digit tiered royalties on sales of licensed product, as well as a share of future profits from the commercialization of licensed products in Japan, and an option to market the products in Latin America. In addition, we acquired an equity position in TESARO.
Commercial Operations
We also intend to continue to leverage our global commercialization expertise to pursue acquisitions of commercial businesses that will both drive our growth and provide geographically diverse sales and distribution opportunities, particularly outside of the U.S. At a time of slowing pharmaceutical sales growth in many mature countries, the expansion in many emerging markets has led to higher sales growth rates and an increasing contribution to the industry’s global performance. As a result, we expect that emerging markets will continue to be a growing part of our business strategy, contributing both attractive revenue growth and cash flow to support our development programs.
In January 2014 and February 2013, we completed the acquisitions of Laboratorio Arama de Uruguay Limitada (“OPKO Uruguay Ltda.”), an Uruguayan entity domiciled in Montevideo, and Silcon Comércio, Importacao E Exportacao de Produtos Farmaceuticos e Cosmeticos Ltda. (“OPKO Brazil”), a Brazilian entity domiciled in Sao Paulo, respectively. OPKO Uruguay Ltda. and OPKO Brazil will expand our presence in Latin America and complement the business activities of our operations in Chile and Mexico, as well as facilitate future market entry for our products in development.
In December 2012, we completed the acquisition of OPKO Lab, a Nashville-based CLIA-certified laboratory with several phlebotomy sites throughout the U.S. and an experienced national sales force calling primarily on urologists. In addition to continuing to operate as a full-service medical laboratory specializing in urologic pathology, OPKO Lab provides us with a commercial platform to support the U.S. commercial launch of the 4Kscore as an LDT and may be helpful in speeding the development and introduction of other important tests.
In August 2012, we completed the acquisition of Farmadiet Group Holding, S.L. (“OPKO Health Europe”), a Spanish company with 20 years of experience engaged in the development, manufacture, marketing, and sale of pharmaceutical, nutraceutical, and veterinary products in Europe.
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
In February 2010, we completed the acquisition of Pharmacos Exakta S.A. de C.V. (“Exakta-OPKO”), a Mexican pharmaceutical business engaged in the manufacture, marketing, sale, and distribution of ophthalmic and other pharmaceutical products to private and public customers in Mexico. Exakta-OPKO manufacturers and sells products primarily in the generics market in Mexico, although it has recently increased its focus on the development of proprietary products as well.
In October 2009, we completed the acquisition of Pharma Genexx, S.A. (“OPKO Chile”). OPKO Chile markets, sells and distributes pharmaceutical and natural products to the private, hospital, pharmacy and public institutional markets in Chile for a wide range of indications, including, cardiovascular products, vaccines, antibiotics, gastro-intestinal products, and hormones, among others.

Strategic Investments
We have and may continue to make investments in other early stage companies that we perceive to have valuable proprietary technology and significant potential to create value for OPKO as a shareholder. At December 31, 2014, we also hold investments in Zebra Biologics, Inc. (“Zebra”), a biotechnology company focused on the discovery and development of biosuperior antibody therapeutics and complex drugs, ARNO Therapeutics, Inc., a clinical stage company focused on the development of oncology drugs, OAO Pharmsynthez, a Russian pharmaceutical company traded on the Moscow Stock Exchange, RXi Pharmaceuticals Corporation, a biotechnology company focused on discovering, developing and commercializing innovative therapies using RNA-targeted technologies, SciVac Ltd, an Israeli company that produces a third-generation hepatitis B vaccine, Cocrystal Pharma, Inc., a biotechnology company developing new treatments for viral diseases, ChromaDex Corporation, a provider of proprietary ingredients and products for the dietary supplement, food and beverage, animal health, cosmetic and pharmaceutical industries, Neovasc Inc. (“Neovasc”), a publicly-traded medical technology company, Sevion Therapeutics, Inc., a biopharmaceutical company which discovers and develops entirely new therapeutic classes for the treatment of cancer and immunological diseases, and Non-Invasive Monitoring Systems, Inc., a company engaged in the research, development, manufacturing and marketing of a line of motorized, non-invasive, whole body, periodic acceleration platforms.
Instrumentation Business
In October 2011, we completed the sale of our ophthalmic instrumentation business to OPTOS, Inc., a subsidiary of Optos plc.
RESEARCH AND DEVELOPMENT EXPENSES
During the years ended December 31, 2014, 2013, and 2012, we incurred $83.6 million, $53.9 million, and $19.5 million, respectively, of research and development expenses related to our various product candidates. During the years ended December 31, 2014 and 2013, our research and development expenses primarily consisted of OPKO Renal and OPKO Biologics development programs including expenses related to the ongoing phase 3 clinical trials for Rayaldee (CTAP101) and the development of hGH-CTP. During the year ended December 31, 2012, our research and development expenses primarily consisted of our molecular diagnostic programs and activities related to the development programs acquired from OPKO Diagnostics and CURNA.
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

LICENSES AND COLLABORATIVE RELATIONSHIPS
Our strategy is to develop a portfolio of product candidates through a combination of internal development, acquisition, and external partnerships. Collaborations are key to our strategy and we continue to build relationships and forge partnerships in various areas where unmet medical need and commercial opportunities exist. In December 2014, we entered into an exclusive agreement with Pfizer for the development and commercialization of our long-acting hGH-CTP for the treatment of GHD in adults and children, as well as for the treatment of growth failure in children born small for gestational age. Previously, we (or entities we have acquired) have completed strategic licensing transactions with the University of Texas Southwestern Medical Center at Dallas, the President and Fellows of Harvard College, Academia Sinica, The Scripps Research Institute, TESARO, INEOS Healthcare, Arctic Partners, and Washington University, among others.
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
We intend to leverage our technological innovation and proprietary position to effectively compete in the pharmaceutical and biopharmaceutical markets. We are seeking to commercialize our 4Kscore product in the U.S. in a laboratory setting and to capitalize on near-term commercialization opportunities for our proprietary diagnostic point-of-care system by transitioning laboratory-based tests, including the 4Kscore, PSA, vitamin D, and testosterone, to our point-of-care system. Numerous companies, however, including major pharmaceutical companies, specialty pharmaceutical companies and specialized biotechnology companies, are engaged in the development, manufacture and marketing of pharmaceutical products competitive with those that we intend to commercialize ourselves and through our partners. Competitors to our diagnostics business and laboratory business are many and include major diagnostic companies, reference laboratories, molecular diagnostic firms, universities and research institutions.
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
Although accelerated pathways for approval exist for certain drugs, generally, FDA review processes can be lengthy and unpredictable, and we may encounter delays or rejections of our applications when submitted. Generally, in order to gain FDA approval, we must first conduct preclinical studies in a laboratory and in animal models to obtain preliminary information on a compound and to identify any safety problems. The results of these studies are submitted as part of an IND application that the FDA must review before human clinical trials of an investigational drug can commence.
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
After completion of clinical trials of a new drug product, FDA and foreign regulatory authority marketing approval must be obtained. Assuming that the clinical data support the product’s safety and effectiveness for its intended use, a NDA is submitted to the FDA for its review. Generally, it takes one to three years to obtain approval. If questions arise during the FDA review process, approval may take a significantly longer period of time. The testing and approval processes require substantial time and effort and we may not receive approval on a timely basis, if at all, or the approval that we receive may be for a narrower indication than we had originally sought, potentially undermining the commercial viability of the product. Even if regulatory approvals are obtained, a marketed product is subject to continual review, and later discovery of previously unknown problems or failure to comply with the applicable regulatory requirements may result in restrictions on the marketing of a product or withdrawal of the product from the market as well as possible civil or criminal sanctions. For marketing outside the U.S., we also will be subject to foreign regulatory requirements governing human clinical trials and marketing approval for pharmaceutical products. The requirements governing the conduct of clinical trials, product licensing, pricing, and reimbursement vary widely from country to country.
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
The second, more comprehensive, PMA process, which can take a year or longer, applies to a new device that is not substantially equivalent to a pre-1976 product or that is to be used in supporting or sustaining life or preventing impairment. These devices are normally Class III devices. For example, most implantable devices are subject to the approval process. Two steps of FDA approval are generally required before a company can market a product in the U.S. that is subject to approval, as opposed to clearance. First, a company must comply with IDE regulations in connection with any human clinical investigation of the device. These regulations permit a company to undertake a clinical study of a “non-significant risk” device without formal FDA approval. Prior express FDA approval is required if the device is a significant risk device. Second, the FDA must review the company’s PMA application, which contains, among other things, clinical information acquired under the IDE. The FDA will approve the PMA application if it finds there is reasonable assurance that the device is safe and effective for its intended use. The PMA process takes substantially longer than the 510(k) process and it is conceivable that the FDA would not agree with our assessment that a device that we propose to distribute should be a Class I or Class II device. If that were to occur we would be required to undertake the more complex and costly PMA process. However, for either the 510(k) or the PMA process, the FDA could require us to run clinical trials, which would pose all of the same risks and uncertainties associated with the clinical trials of drugs, described above.
Even when a clinical study has been approved by the FDA or deemed approved, the study is subject to factors beyond a manufacturer’s control, including, but not limited to the fact that the institutional review board at a given clinical site might not approve the study, might decline to renew approval which is required annually, or might suspend or terminate the study before the study has been completed. Also, the interim results of a study may not be satisfactory, leading the sponsor to terminate or suspend the study on its own initiative or the FDA may terminate or suspend the study. There is no assurance that a clinical study at any given site will progress as anticipated; there may be an insufficient number of patients who qualify for the study or who agree to participate in the study or the investigator at the site may have priorities other than the study. Also, there can be no assurance that the clinical study will provide sufficient evidence to assure the FDA that the product is safe and effective, a prerequisite for FDA approval of a PMA, or substantially equivalent in terms of safety and effectiveness to a predicate device, a prerequisite for clearance under 510(k). Even if the FDA approves or clears a device, it may limit its intended uses in such a way that manufacturing and distributing the device may not be commercially feasible. For marketing outside the U.S., we also will be subject to foreign regulatory requirements governing clinical trials and marketing approval for medical devices. The requirements governing the conduct of clinical trials, device clearance/approval, pricing, and reimbursement vary widely from country to country. In addition to the regulatory clearance and approval processes described herein, the FDA periodically issues draft guidance documents designed to provide additional detail on or reform aspects of the 510(k) and PMA clearance and approval processes. To the extent the FDA finalizes and implements these documents, the average 510(k) and PMA submission requirements and review times may change and devices that might previously have been cleared under the 510(k) process may require approval under the PMA process (and vice-versa). Additionally, the Medical User Fee Amendments of 2012 authorized the FDA to collect user fees for the review of certain premarket submissions received on or after October 1, 2012, including 510(k) and PMA applications. These fees are intended to improve the device review process, but it is still too early to assess the actual impact on the industry.
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
Regulation by governmental authorities in the U.S. and other countries may be a significant factor in how we develop, test, produce and market our diagnostic test products. Diagnostic tests like ours may not fall squarely within the regulatory approval process for pharmaceutical or device products as described above, and the regulatory pathway is not as clear. Although the FDA regulates in vitro diagnostic devices, some companies have successfully commercialized diagnostic tests for various conditions and disease states without seeking clearance or approval for such tests through a 510(k) or PMA approval process. These tests are known as laboratory developed tests (“LDTs”) and are designed, manufactured, and used within a single laboratory that is certified under the Clinical Laboratory Improvement Amendments of 1988 (“CLIA”). CLIA is a federal law that regulates clinical laboratories that perform testing on specimens derived from humans for the purpose of providing information for diagnostic, preventative or treatment purpose. Such LDT testing is currently under the purview of CMS and state agencies that provide oversight of the safe and effective use of LDTs.
However, the FDA has consistently asserted that it has the regulatory authority to regulate LDTs despite historically exercising enforcement discretion. In furtherance of that position, the FDA issued two draft guidance documents in October

2014: (1) Framework for Regulatory Oversight of Laboratory Developed Tests (the “Framework Guidance”); and (2) FDA Notification and Medical Device Reporting for Laboratory Developed Tests (the “Notification Guidance”). The Framework Guidance outlines the FDA’s plan to adopt over time a risk-based approach to regulating LDTs whereby different classifications of LDTs would be subject to different levels of FDA oversight and enforcement, including, for example, prohibitions on adulteration and misbranding, establishment registration and device listing, premarket notification, banned devices, records and reports, good manufacturing practices, adverse event reporting, premarket review of safety, effectiveness, and clinical validity, and quality system requirements. The Notification Guidance is intended to explain how clinical laboratories should notify the FDA of the LDTs they develop and how to satisfy Medical Device Reporting requirements.
If finalized, the Framework Guidance and the Notification Guidance may have a materially adverse affect on the time, cost, and risk associated with the Company's development and commercialization of LDTs for the U.S. market, and there can be no assurance that clearances or approvals sought by the Company will be granted and maintained. However, the FDA’s authority to regulate LDTs continues to be challenged, and the timeline and process for finalizing the draft guidance documents is unknown. We will continue to monitor changes to all domestic and international LDT regulatory policy so as to ensure compliance with the current regulatory scheme.
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
The levels of revenues and profitability of biopharmaceutical companies may be affected by the continuing efforts of government and third party payers to contain or reduce the costs of health care through various means. For example, in certain foreign markets, pricing or profitability of therapeutic and other pharmaceutical products is subject to governmental control. In the U.S., there have been, and we expect that there will continue to be, a number of federal and state proposals to implement similar governmental control. In addition, in the U.S. and elsewhere, sales of therapeutic and other pharmaceutical products are dependent in part on the availability and adequacy of reimbursement from third party payers, such as the government or private insurance plans. Third party payers are increasingly challenging established prices, and new products that are more expensive than existing treatments may have difficulty finding ready acceptance unless there is a clear therapeutic benefit. On April 1, 2014, the Protecting Access to Medicare Act of 2014 (“PAMA”) was enacted into law. Under PAMA, Medicare payment for clinical diagnostic laboratory tests will be established by calculating a weighted mean of private payer rates starting in 2017. Further, applicable laboratories will be required to report payment rates for covered tests starting in 2016. Failure to report such data may result in a civil money penalty in an amount of up to $10,000 per day. It is anticipated that the market-based payment system will result in lower reimbursement rates for clinical diagnostic laboratory tests. Even though the permitted annual decrease will be capped through 2022, the cap does not apply to new tests or new advanced diagnostic tests. We cannot assure you that any of our products will be considered cost effective, or that reimbursement will be available or sufficient to allow us to sell them competitively and profitably.

State and Federal Security and Privacy Regulations
The privacy and security regulations under the Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 ( the “HITECH Act”, and collectively, “HIPAA”), establish comprehensive federal standards with respect to the uses and disclosures of protected health information, or PHI, by health plans and health care providers, in addition to setting standards to protect the confidentiality, integrity and availability of electronic PHI. The regulations establish a complex regulatory framework on a variety of subjects, including:

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
Further, federal law prohibits any entity from offering or transferring to a Medicare or Medicaid beneficiary any remuneration that the entity knows or should know is likely to influence the beneficiary’s selection of a particular provider, practitioner or supplier of Medicare or Medicaid payable items or services, including waivers of copayments and deductible amounts (or any part thereof) and transfers of items or services for free or for other than fair market value. Entities found in violation may be liable for civil monetary penalties of up to $10,000 for each wrongful act. Although we believe that our sales and marketing practices are in material compliance with all applicable federal and state laws and regulations, relevant regulatory authorities may disagree and violation of these laws, or, our exclusion from such programs as Medicaid and other governmental programs as a result of a violation of such laws, could have a material adverse effect on our business, results of operations, financial condition and cash flows.
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
The FDA and similar regulatory bodies may inspect our facilities and the facilities of those who manufacture on our behalf worldwide. If the FDA or similar regulatory bodies inspecting our facilities or the facilities of our suppliers find regulatory violations in manufacturing and quality control practices or procedures they may require us to cease partial or complete manufacturing operations until the violations are corrected. They may also impose restrictions on distribution of specific products until the violations are corrected.
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
EMPLOYEES
As of December 31, 2014, we had 674 full-time employees worldwide. None of our employees are represented by a collective bargaining agreement.
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

We are a healthcare company with a limited operating history. We are not profitable and have incurred losses since our inception. We do not anticipate that we will generate revenue from the sale of proprietary pharmaceutical products or certain of our diagnostic products for some time and we have generated only limited revenue from our pharmaceutical operations in Chile, Mexico, Israel, Spain, and Uruguay, from our ophthalmic instrumentation business, which we sold in October 2011, and from sale of the 4Kscore. Although we launched sales of 4Kscore in 2014, and we plan to launch certain other diagnostics products in the near future, we may not generate substantial revenue from the sale of these products for some time or at all. We have not yet submitted any pharmaceutical products for marketing approval or clearance by regulatory authorities and we do not currently have rights to any pharmaceutical product candidates that have been approved for marketing, other than those products sold by our Chilean, Mexican, Israeli, Spanish, and Uruguayan subsidiaries. We continue to incur research and development and general and administrative expenses related to our operations and, to date, we have devoted most of our financial resources to research and development, including our pre-clinical development activities and clinical trials. We expect to continue to incur losses from our operations for the foreseeable future, and we expect these losses to increase as we continue our research activities and conduct development of, and seek regulatory approvals and clearances for, our product candidates, and prepare for and begin to commercialize any approved or cleared products. If our product candidates fail in clinical trials or do not gain regulatory approval or clearance, or if our product candidates do not achieve market acceptance, we may never become profitable. In addition, if we are required by the U.S. Food and Drug Administration (“FDA”), to perform studies in addition to those we currently anticipate, our expenses will increase beyond current expectations and the timing of any potential product approval may be delayed. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods.
We may require substantial additional funding, which may not be available to us on acceptable terms, or at all.
We are advancing and intend to continue to advance multiple product candidates through clinical and pre-clinical development. As of December 31, 2014, we have cash and cash equivalents of $96.9 million. In January 2015, we completed our exclusive worldwide agreement with Pfizer for the development and commercialization of our long-acting hGH-CTP. Under the terms of the agreements with Pfizer, we received non-refundable and non-creditable upfront payments of $295 million and are eligible to receive up to an additional $275 million upon the achievement of certain regulatory milestones. In addition, we are eligible to receive initial royalty payments associated with the commercialization of hGH-CTP for Adult GHD. Upon the launch of hGH-CTP for Pediatric GHD, the royalties will transition to a regional, tiered gross profit sharing for both hGH-CTP and Pfizer’s Genotropin®. We are responsible for development expense under the agreement up to an agreed cap which may be exceeded in certain circumstances.
We believe we have sufficient cash and cash equivalents on hand or available to us through lines of credit to meet our anticipated cash requirements for operations and debt service beyond the next 12 months. We have based this estimate on assumptions that may prove to be wrong or subject to change, and we may be required to use our available capital resources sooner than we currently expect or curtail aspects of our operations in order to preserve our capital. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates and the success of our relationship with Pfizer, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our current and anticipated clinical trials. Our future capital requirements will depend on a number of factors, including the continued progress of our research and development of product candidates, the timing and outcome of clinical trials and regulatory approvals, the costs involved in preparing, filing, prosecuting, maintaining, defending, and enforcing patent claims and other intellectual property rights, the status of competitive products, the availability of financing, and our success in developing markets for our product candidates.
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
In addition, we have a limited operating history. Our operations to date have been primarily limited to organizing and staffing our company, developing our technology, and undertaking pre-clinical studies and clinical trials of our product candidates. We have not yet obtained regulatory approvals for any of our pharmaceutical product or diagnostic candidates other than those products sold by our Chilean, Mexican, Israeli, Spanish, and Uruguayan subsidiaries. Consequently, any predictions you make about our future success or viability may not be as accurate as they could be if we had a longer operating history.
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
Our business is substantially dependent on our ability to develop and launch diagnostic tests based on our point-of-care diagnostics platform. In addition, our business is dependent on our ability to successfully commercialize the 4Kscore. We are committing significant research and development resources to the development of diagnostic tests, and there is no guarantee that we will be able to successfully launch these tests on anticipated timelines or at all. We have limited experience in developing, manufacturing, selling, marketing or distributing diagnostic tests. If we are not able to successfully develop, market or sell diagnostic tests we develop for any reason, including the failure to obtain any required regulatory approvals, we will not generate any revenue from the sale of such tests. Even if we are able to develop effective diagnostic tests for sale in the marketplace, a number of factors could impact our ability to sell such tests or generate any significant revenue from the sale of such tests, including without limitation:

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
The research, testing, manufacturing, labeling, approval, selling, marketing, and distribution of drug products, diagnostic products, or medical devices are subject to extensive regulation by the FDA and other non-U.S. regulatory authorities, which regulations differ from country to country. In general, we are not permitted to market our product candidates in the U.S. until we receive approval of a NDA, a clearance letter under the premarket notification process, or 510(k) process, or an approval of a PMA from the FDA. We have not submitted a NDA or PMA application or premarket notification, nor have we received marketing approval or clearance for any of our proprietary pharmaceutical or diagnostic product candidates, other than a CE Mark for our point-of-care PSA test. Obtaining approval of a NDA or PMA can be a lengthy, expensive, and uncertain process. With respect to medical devices, while the FDA reviews and clears a premarket notification in as little as three months, there is no guarantee that our products will qualify for this more expeditious regulatory process, which is reserved for Class I and II devices, nor is there any assurance that even if a device is reviewed under the 510(k) process that the FDA will review it expeditiously or determine that the device is substantially equivalent to a lawfully marketed non-PMA device. If the FDA fails to make this finding, then we cannot market the device. In lieu of acting on a premarket notification, the FDA may seek additional information or additional data which would further delay our ability to market the product. Furthermore, we are not permitted to make changes to a device approved through the PMA or 510(k) which affects the safety or efficacy of the device without first submitting a supplement application to the PMA and obtaining FDA approval or cleared premarket notification for that supplement. In some cases, the FDA may require clinical trials to support a supplement application. In addition, failure to comply with FDA, non-U.S. regulatory authorities, or other applicable U.S. and non-U.S. regulatory requirements may, either before or after product approval or clearance, if any, subject our company to administrative or judicially imposed sanctions, including, but not limited to the following:

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
Such LDT testing is currently under the purview of CMS and state agencies that provide oversight of the safe and effective use of LDTs. However, the FDA has consistently asserted that it has the regulatory authority to regulate LDTs despite historically exercising enforcement discretion. In furtherance of that position, the FDA issued two draft guidance documents in October 2014: (1) Framework for Regulatory Oversight of Laboratory Developed Tests (the “Framework Guidance”); and (2) FDA Notification and Medical Device Reporting for Laboratory Developed Tests (the “Notification Guidance”). The Framework Guidance outlines the FDA’s plan to adopt over time a risk-based approach to regulating LDTs whereby different classifications of LDTs would be subject to different levels of FDA oversight and enforcement, including, for example, prohibitions on adulteration and misbranding, establishment registration and device listing, premarket notification, banned devices, records and reports, good manufacturing practices, adverse event reporting, premarket review of safety, effectiveness, and clinical validity, and quality system requirements. The Notification Guidance is intended to explain how clinical laboratories should notify the FDA of the LDTs they develop and how to satisfy Medical Device Reporting requirements. If finalized, the Framework Guidance and the Notification Guidance may have a materially adverse affect on the time, cost, and risk associated with the Company's development and commercialization of LDTs for the U.S. market, and there can be no assurance that clearances or approvals sought by the Company will be granted and maintained. However, the FDA’s authority to regulate LDTs continues to be challenged, and the timeline and process for finalizing the draft guidance documents is unknown. We will continue to monitor changes to all domestic and international LDT regulatory policy so as to ensure compliance with the current regulatory scheme.
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
Our business will be heavily dependent on the success of phase 3 clinical trials for hGH-CTP and Alpharen (Fermagate Tablets) and our ability to achieve regulatory approvals for the marketing of these products and Rayaldee.
There is no assurance that phase 3 trials for hGH-CTP or Alpharen (Fermagate Tablets) will continue to be successful or support marketing approval, or that we will be able to obtain marketing approval for either product, Rayaldee or any other product candidate we are developing. Before they can be marketed, our products in development must be approved by the FDA or similar foreign governmental agencies. The process for obtaining FDA approval is both time-consuming and costly, with no certainty of a successful outcome. Before obtaining regulatory approval for the sale of any drug candidate, we must conduct extensive preclinical tests and clinical trials to demonstrate the safety and efficacy in humans of our product candidates. Although hGH-CTP and Alpharen (Fermagate Tablets) have exhibited no serious adverse events associated with the drug administration in the clinical trials conducted to date, further testing or patient use may undermine those determinations or unexpected side effects may arise. A failure of any preclinical study or clinical trial can occur at any stage of testing. The results of preclinical and initial clinical testing of these products may not necessarily indicate the results that will be obtained from later or more extensive testing. It also is possible to suffer significant setbacks in advanced clinical trials, even after obtaining promising results in earlier trials. If phase 3 clinical trials for hGH-CTP and Alpharen (Fermagate Tablets) are not successful or we are unable to achieve regulatory approval for these products or Rayaldee, our business will be significantly adversely impacted, which could have a materially adverse effect on our business, financial condition and results of operations.
We have limited sales and marketing experience for pharmaceutical products.
We do not have significant experience in undertaking the commercial launch of pharmaceutical products and, to date, have limited sales and marketing infrastructure and expertise. Substantial resources will continue to be required for us to promote the sale of any pharmaceutical product for which we may receive marketing clearance. There can be no assurance that we will be able to devote the necessary resources to our products under development sufficient to achieve market acceptance. Our failure to acquire or develop the skills and personnel necessary to successfully commercialize our products under development would have a material adverse effect on our business.
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
We currently have limited marketing staff and no pharmaceutical or diagnostic sales or distribution capabilities in the U.S. other than our sales force for our laboratory business and 4Kscore product based in Nashville, Tennessee. If we are unable to develop our sales, marketing and distribution capability on our own or through collaborations with marketing partners, we will not be successful in commercializing our pharmaceutical or diagnostic product candidates in the U.S.
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
Billing for laboratory testing services is extremely complicated and is subject to extensive and non-uniform rules and administrative requirements. Depending on the billing arrangement and applicable law, we bill various payors, such as patients, insurance companies, Medicare, Medicaid, physicians, hospitals and employer groups. Changes in laws and regulations could increase the complexity and cost of our billing process. Additionally, in the U.S., third-party payors generally require billing codes on claims for reimbursement that describe the services provided. For laboratory services, the American Medical Association establishes most of the billing codes using a data code set called Current Procedural Terminology, or CPT, codes. Each third-party payor generally develops payment amounts and coverage policies for their beneficiaries or members that ties to the CPT code established for the laboratory test and, therefore, coverage and reimbursement may differ by payor even if the same billing code is reported for claims filing purposes. For laboratory tests without a specific billing code, payors often review claims on a claim-by-claim basis and there are increased uncertainties as to coverage and eligibility for reimbursement.
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
We have entered into and expect in the future to enter into collaborative arrangements with established multi-national pharmaceutical, diagnostic, and medical device companies, which will finance or otherwise assist in the development, manufacture and marketing of products incorporating our technology. We anticipate deriving some revenues from research and development fees, license fees, milestone payments, and royalties from collaborative partners. Our prospects, therefore, may depend to some extent upon our ability to attract and retain collaborative partners and to develop technologies and products that meet the requirements of prospective collaborative partners. In addition, our collaborative partners may have the right to abandon research projects, guide strategy regarding prosecution of relevant patent applications and terminate applicable agreements, including funding obligations, prior to or upon the expiration of the agreed-upon research terms. There can be no assurance that we will be successful in establishing collaborative arrangements on acceptable terms or at all, that collaborative partners will not terminate funding before completion of projects, that our collaborative arrangements will result in successful product commercialization, or that we will derive any revenues from such arrangements. To the extent that we are unable to develop and maintain collaborative arrangements, we would need substantial additional capital to undertake research, development, and commercialization activities on our own.
Our exclusive worldwide agreement with Pfizer Inc. is important to our business. If we do not successfully develop hGH-CTP and/or Pfizer Inc. does not successfully commercialize hGH-CTP, our business could be adversely affected. In December 2014, we entered into a development and commercialization agreement with Pfizer relating to our long-acting hGH-CTP for the treatment of growth hormone deficiency in adults and children. Under the terms of the arrangement with Prizer, we are responsible for the development program and are obligated to pay for the development up to an agreed cap, which may be exceeded under certain circumstances. If we were required to exceed the agreed cap, it could have a material negative impact on the expected benefits to us from the Pfizer transaction and our overall financial condition. In the event that the parties are able to obtain regulatory approvals to market a product covered by the agreement, we will be substantially dependent on Pfizer for the successful commercialization of such product. The success of the collaboration arrangement with Pfizer is dependent in part on, among other things, the skills, experience and efforts of Pfizer’s employees responsible for the project, Pfizer’s commitment to the arrangement, and the financial condition of Pfizer, all of which are beyond our control. In the event that Pfizer, for any reason, including but not limited to early termination of the agreement, fails to devote sufficient resources to successfully develop and commercialize any product resulting from the collaboration arrangement, our ability to earn milestone payments or receive royalty or profit sharing payments would be adversely affected, which would have a material adverse affect on our financial condition and prospects.
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
We have a large amount of goodwill and other intangible assets and we are required to perform an annual, or in certain situations a more frequent, assessment for possible impairment for accounting purposes. At December 31, 2014, we have goodwill and other intangible assets of $1.1 billion, or approximately 85% of our total assets. If we do not achieve our planned operating results, we may be required to incur a non-cash impairment charge. Any impairment charges in the future will adversely affect our results of operations. A significant write down of goodwill and/or other intangible assets would have a material adverse effect on our reported results of operations and net worth.
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
Some or all of the “restricted” shares of our Common Stock issued to former stockholders of Froptix and Acuity in connection with the acquisition or held by other of our stockholders may be offered from time to time in the open market pursuant to an effective registration statement, or beginning April 2, 2008, pursuant to Rule 144. We have also issued or agreed to issue a substantial number of securities in private placement transactions with two year lockup restrictions which expired in each of December 2009, August 2010, and February 2011. In connection with our Series D Preferred Stock offering, shares were issued with a three year lockup restriction that expired in September 2012. On March 8, 2013, the Company converted each outstanding share of Series D Preferred Stock into ten shares of Common Stock. In January 2013, we also entered into note purchase agreements with various purchasers (collectively, the “Purchasers”) for the sale of $175.0 million aggregate principal amount of 2033 Senior Notes. The 2033 Senior Notes will be convertible at any time on or after November 1, 2032, through the second scheduled trading day immediately preceding the maturity date, at the option of the holders. Additionally, holders may convert their 2033 Senior Notes prior to the close of business on the scheduled trading day immediately preceding November 1, 2032, upon the occurrence of specified events. The 2033 Senior Notes will be convertible into cash, shares of the Company’s Common Stock, or a combination of cash and shares of Common Stock at an initial conversion rate of 141.4827 shares of Common Stock per $1,000 principal amount of 2033 Senior Notes (equivalent to an initial conversion price of approximately $7.07 per share of Common Stock), and will be subject to adjustment upon the occurrence of certain events. On August 30, 2013, one of the conversion rights in the 2033 Senior Notes was triggered. Holders of the 2033 Senior Notes converted $16.9 million principal amount into 2,396,145 shares of our Common Stock at a rate of 141.48 shares of Common Stock per $1,000 principal amount of 2033 Senior Notes. In June 2014, we also entered into an exchange agreement with a holder of the Company’s 2033 Senior Notes pursuant to which such holder exchanged $70.4 million in aggregate principal amount of Notes for 10,974,431 shares of the Company’s Common Stock and approximately $0.8 million in cash representing accrued interest through the date of completion of the exchange. As of February 20, 2015, $87.6 million of 2033 Senior Notes remain outstanding. Sales of a substantial number of shares of our Common Stock in the public market pursuant to Rule 144 or the 2033 Senior Notes are converted, or the perception that such sales could occur, could adversely affect the price of our Common Stock.
Directors, executive officers, principal stockholders and affiliated entities own a majority of our capital stock, and they may make decisions that you do not consider to be in the best interests of our stockholders.
As of February 17, 2015, our directors, executive officers, principal stockholders, and affiliated entities beneficially owned, in the aggregate a majority of our outstanding voting securities. Frost Gamma Investments Trust (“Gamma Trust”), of which Phillip Frost, M.D., the Company’s Chairman and CEO, is the sole trustee, is deemed to beneficially own in the aggregate approximately 38.8% of our Common Stock as of February 17, 2015. As a result, Dr. Frost acting with other members of management, would have the ability to control the election of our Board of Directors, the adoption or amendment of provisions in the Company’s Certificate of Incorporation, the approval of mergers and other significant corporate transactions, and the outcome of issues requiring approval by our stockholders. This concentration of ownership may also have the effect of delaying or preventing a change in control of our company that may be favored by other stockholders. This could prevent transactions in which stockholders might otherwise recover a premium for their shares over current market prices.

A significant short position in our stock could have a substantial impact on the trading price of our stock.
Historically, there has been a significant ”short” position in our common stock. As of February 13, 2015, investors held a short position of approximately 47,799,891 million shares of our common stock which represented approximately 22.97% of our public float.  The anticipated downward pressure on our stock price due to actual or anticipated sales of our stock by some institutions or individuals who engage in short sales of our common stock could cause our stock price to decline.  Such stock price decrease could encourage further short-sales that could place additional downward pressure on our stock price.  This could lead to further increases in the already large short position in our common stock and cause volatility in our stock price.  The volatility of our stock may cause the value of a stockholder’s investment to decline rapidly.  Additionally, if our stock price declines, it may be more difficult for us to raise capital and may have other adverse effects on our business.
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
As of December 31, 2014, we had outstanding warrants to purchase 21,429,746 shares of our Common Stock. The exercise of warrants has, or may, result in substantial dilution to our existing stockholders and could have a material adverse effect on our stock price. The possibility of the issuance of shares of our Common Stock upon the exercise of warrants could cause our stock price to decline as well.
ITEM 1B.     UNRESOLVED STAFF COMMENTS.

None.
ITEM 2.     PROPERTIES.
Our principal corporate office is located at 4400 Biscayne Blvd, Miami, Florida. We lease this space from Frost Real Estate Holdings, LLC (“Frost Real Estate”), an entity which is controlled by Dr. Phillip Frost, our Chairman of the Board and Chief Executive Officer. Pursuant to the lease agreement with Frost Real Estate Holdings, we lease approximately 11,555 square feet, which encompasses space for our corporate offices and administrative services. The lease is for a five-year term, which commenced effective January 1, 2014. We previously leased the premises from Frost Real Estate pursuant to a five-year lease that originally expired in August 2012, but was extended through December 31, 2013 by agreement by the parties. The lease currently requires annual rent of approximately $0.6 million.
We lease office and laboratory space in Jupiter and Miramar, Florida and Nes Ziona, Israel, which is where our molecular diagnostics research and development, oligonucleotide research and development, and CTP research and development operations are based, respectively. We lease office, manufacturing and warehouse space in Woburn, Massachusetts for our point-of-care diagnostics business, and in Nesher, Israel for our API business. We lease laboratory and office space in Nashville, Tennessee, Burlingame, California, and Miramar, Florida for our CLIA-certified laboratory business, and we lease office space in Bannockburn, Illinois and Markham, Ontario for our Renal Division. Our Chilean and Uruguayan operations are located in leased offices and warehouse facilities in Santiago and Montevideo, respectively. Our Mexican operations are based in an owned manufacturing facility and a leased warehouse facility in Guadalajara and in leased offices in Mexico City. Our Spanish operations are based in owned offices in Barcelona, in an owned manufacturing facility in Banyoles and a leased warehouse facility in Palol de Revardit. Our Brazilian operations are located in leased offices in Sao Paulo.
ITEM 3.     LEGAL PROCEEDINGS.
On or around October 21, 2014, we received a Civil Investigative Demand (“Demand”) from the U.S. Attorney’s Office for the Middle District of Tennessee (“Attorney’s Office”). The Demand concerns an investigation of allegations that the Company or one of its affiliated entities or other parties submitted false claims for payment related to services provided to government healthcare program beneficiaries in violation of the False Claims Act, 31 U.S.C. Section 3729. We intend to fully cooperate with the investigation and produce documents responsive to the Demand. It is too early to assess the probability of a favorable or unfavorable outcome in this matter or the loss or range of loss, if any.
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
The following table sets forth for the periods indicated the high and low sales prices per share of our Common Stock during each of the quarters set forth below as reported on the NYSE:

	High	Low
2014
First Quarter	$10.25	$7.32
Second Quarter	9.83	7.82
Third Quarter	9.62	8.09
Fourth Quarter	10.16	8.02
2013
First Quarter	$7.83	$4.83
Second Quarter	7.65	6.14
Third Quarter	10.00	7.13
Fourth Quarter	12.95	8.17
As of February 20, 2015, there were approximately 439 holders of record of our Common Stock.
We have not declared or paid any cash dividends on our Common Stock. No cash dividends have been previously paid on our Common Stock and none are anticipated in fiscal 2015. Prior to March 8, 2013, we had shares of Series D Preferred Stock outstanding that had preferential dividend rights over any dividend payments to holders of Common Stock. On March 1, 2013, our Board of Directors declared a cash dividend to all Series D Preferred stockholders as of March 8, 2013. The total cash dividend was approximately $3.0 million. In addition, on March 1, 2013, our Board of Directors also exercised our option to convert all 1,129,032 shares of our outstanding Series D Preferred Stock into 11,290,320 shares of our Common Stock effective on March 8, 2013. Following the conversion there are no outstanding shares of Series D Preferred Stock.

Stock Performance Graph
The following graph compares the five-year cumulative total return of our Common Stock with the S&P 500 Index and the NASDAQ Biotechnology Index. The graph assumes $100 invested on December 31, 2009 in our Common Stock and in each of the foregoing indices. The stock price performance reflected in the graph below is not necessarily indicative of future price performance.

	12/31/2009	12/31/2010	12/31/2011	12/31/2012	12/31/2013	12/31/2014
OPKO Health, Inc.	$100.00	$200.55	$267.76	$262.84	$461.20	$545.90
S&P 500	100.00	115.06	117.49	136.30	180.44	205.14
NASDAQ Biotechnology	100.00	106.73	122.40	166.72	286.55	379.71

Recent Sales of Unregistered Securities
None.

ITEM 6.     SELECTED FINANCIAL DATA.
The following selected historical consolidated statement of operations data for the years ended December 31, 2014, 2013, 2012, 2011, and 2010 and the consolidated balance sheet data as of December 31, 2014, 2013, 2012, 2011, and 2010, below are derived from our audited consolidated financial statements and related notes thereto. This data should be read in conjunction with our “Management’s Discussion and Analysis of Financial Condition and Results of Operation” and our consolidated financial statements and the related notes thereto.

	For the years ended December 31,
(In thousands, except share and per share information)	2014	2013	2012	2011	2010
Statement of operations data:
Revenues	$91,125	$96,530	$47,044	$27,979	$28,494
Costs and expenses:
Cost of revenues	48,009	48,860	27,878	17,243	13,495
Selling, general and administrative	57,940	55,320	27,795	19,169	18,133
Research and development	83,571	53,902	19,520	11,352	5,949
In-process research and development	12,055	—	—	—	—
Other operating expenses	35,365	18,080	9,120	3,404	2,053
Total costs and expenses	236,940	176,162	84,313	51,168	39,630
Operating loss from continuing operations	(145,815)	(79,632)	(37,269)	(23,189)	(11,136)
Other income and (expense), net	(25,212)	(24,586)	165	(1,044)	(844)
Loss from continuing operations before income taxes and investment losses	(171,027)	(104,218)	(37,104)	(24,233)	(11,980)
Income tax benefit (provision)	(24)	(1,672)	9,626	19,358	18
Loss from continuing operations before investment losses	(171,051)	(105,890)	(27,478)	(4,875)	(11,962)
Loss from investments in investees	(3,587)	(11,456)	(2,062)	(1,589)	(714)
Loss from continuing operations	(174,638)	(117,346)	(29,540)	(6,464)	(12,676)
Income (loss) from discontinued operations, net of tax	—	—	—	5,181	(6,250)
Net loss	(174,638)	(117,346)	(29,540)	(1,283)	(18,926)
Less: Net loss attributable to noncontrolling interests	(2,972)	(2,939)	(492)	—	—
Net loss attributable to common shareholders before preferred stock dividend	(171,666)	(114,407)	(29,048)	(1,283)	(18,926)
Preferred stock dividend	—	(420)	(2,240)	(2,379)	(2,624)
Net loss attributable to common shareholders	$(171,666)	$(114,827)	$(31,288)	$(3,662)	$(21,550)
Loss per share, basic and diluted:
Loss from continuing operations	$(0.41)	$(0.32)	$(0.11)	$(0.03)	$(0.06)
Income (loss) from discontinued operations	$—	$—	$—	$0.02	$(0.02)
Net loss per share	$(0.41)	$(0.32)	$(0.11)	$(0.01)	$(0.08)
Weighted average number of common shares outstanding basic and diluted:	422,014,039	355,095,701	295,750,077	280,673,122	255,095,586
Balance sheet data:
Total assets	$1,267,664	$1,391,516	$289,830	$229,489	$77,846
Working capital	$59,758	$150,878	$26,275	$80,804	$29,793
Long-term liabilities	$348,812	$426,687	$34,168	$25,443	$7,908
Series D Preferred Stock	$—	$—	$24,386	$24,386	$26,128
Shareholders’ equity attributable to OPKO	$842,144	$876,410	$179,386	$160,882	$23,052
Total shareholders’ equity	$835,741	$872,979	$178,894	$160,882	$23,052

ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
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

OVERVIEW
We are a multi-national biopharmaceutical and diagnostics company that seeks to establish industry-leading positions in large and rapidly growing medical markets by leveraging our discovery, development and commercialization expertise and our novel and proprietary technologies. We are developing a range of solutions to diagnose, treat and prevent various conditions, including point-of-care tests, laboratory developed tests, and proprietary pharmaceuticals and vaccines. We plan to commercialize these solutions on a global basis in large and high growth markets, including emerging markets.
We own established pharmaceutical platforms in Spain, Chile, Mexico, and Uruguay which are generating revenue and from which we expect to facilitate future market entry for our products currently in development. We also have established pharmaceutical operations in Brazil. We operate a specialty APIs manufacturer in Israel, which we expect will facilitate the development of our pipeline of molecules and compounds for our proprietary products. In the U.S., we own a laboratory certified under the CLIA, with a urologic focus that generates revenue and serves as the commercial platform for the U.S. launch of the 4Kscore.
RECENT DEVELOPMENTS
In December 2014, we entered into an exclusive worldwide agreement with Pfizer for the development and commercialization of our long-acting hGH-CTP for the treatment of GHD in adults and children, as well as for the treatment of growth failure in children born SGA (the “Pfizer Transaction”). hGH-CTP has the potential to reduce the required dosing frequency of human growth hormone to a single weekly injection from the current standard of one injection per day. hGH-CTP is currently in a global phase 3 trial in adults and a global phase 2 trial in children and has orphan drug designation in the U.S. and Europe for both adults and children with GHD.
The Pfizer Transaction closed in January 2015 following the termination of the waiting period under the Hart-Scott-Rodino Act. Under the terms of the Pfizer Transaction, we received non-refundable and non-creditable upfront payments of $295 million and are eligible to receive up to an additional $275 million upon the achievement of certain regulatory milestones. Pfizer received the exclusive license to commercialize hGH-CTP worldwide. In addition, we are eligible to receive initial royalty payments associated with the commercialization of hGH-CTP for Adult GHD. Upon the launch of hGH-CTP for Pediatric GHD, the royalties will transition to a regional, tiered gross profit sharing for both hGH-CTP and Pfizer’s Genotropin®.
We will lead the clinical activities and will be responsible for funding the development programs for the key indications, which includes Adult and Pediatric GHD and Pediatric SGA. Pfizer will be responsible for all development costs for additional indications as well as all post-marketing studies. In addition, Pfizer will fund the commercialization activities for all indications and lead the manufacturing activities covered by the global development plan.

RESULTS OF OPERATIONS
For The Years Ended December 31, 2014 and December 31, 2013

Revenues. Revenues for the year ended December 31, 2014, were $91.1 million, compared to $96.5 million for the year ended December 31, 2013. The decrease in revenue principally reflects non-recurring, non–cash revenue related to the transfer of technology under the RXi Asset Purchase Agreement of $12.5 million in 2013, which was partially offset by (i) a milestone payment of $5.0 million from TESARO during the year ended December 31, 2014, which we recognized in Revenue from transfer of intellectual property and (ii) a 14% increase in pharmaceutical product revenue principally from FineTech of $6.2 million for the year ended December 31, 2014. In addition, pharmaceutical product revenue from our European and Mexican operations increased by $2.5 million and $1.6 million, respectively, during the year ended December 31, 2014, primarily due to increased sales by OPKO Health Europe and an increase in government tenders in Mexico. Revenue related to OPKO Lab decreased $2.9 million during the year ended December 31, 2014, compared to the year ended December 31, 2013, primarily related to decreased reimbursement rates from government payors and decreased specimen volume, partially offset by revenue from the launch of our 4Kscore test and a price increase to non-government payors initiated in June 2014.
Costs of revenue. Costs of revenue for the year ended December 31, 2014, were $48.0 million, compared to $48.9 million for the year ended December 31, 2013. Costs of revenue for the year ended December 31, 2014 decreased principally due to decreased revenue at OPKO Lab, which has a lower margin than pharmaceutical product sales. In addition, inventory obsolescence charges decreased $0.9 million for the year ended December 31, 2014 compared to 2013. This was partially offset by increased cost of revenue due to increased pharmaceutical product sales.
Selling, general and administrative expenses. Selling, general and administrative expenses for the year ended December 31, 2014 were $57.9 million, compared to $55.3 million for the year ended December 31, 2013. The increase in selling, general and administrative expenses for the year ended December 31, 2014 was a result of increased personnel expenses including equity based compensation as well as sales and marketing activities related to the launch of our 4Kscore test in the U.S. in March 2014 and Europe in September 2014. These increases were partially offset by decreased professional fees as the 2013 period included expenses related to the acquisitions of OPKO Renal and OPKO Biologics. Selling, general and administrative expenses during the years ended December 31, 2014 and 2013, include equity-based compensation expense of $9.7 million and $7.3 million, respectively.
Research and development expenses. Research and development expenses for the year ended December 31, 2014 were $83.6 million, compared to $53.9 million for the year ended December 31, 2013. Research and development costs include external and internal expenses, partially offset by third-party grants and funding arising from collaboration agreements. External expenses include clinical and non-clinical activities performed by contract research organizations, lab services, purchases of drug and diagnostic product materials and manufacturing development costs. We track external research and development expenses by individual program for phase 3 clinical trials for drug approval and PMA’s (pre-market approval) for diagnostics tests, if any. Internal expenses include employee-related expenses including salaries, benefits and stock-based compensation expense. Other unallocated internal research and development expenses are incurred to support overall research and development activities and include expenses related to general overhead and facilities.

The following table summarizes the components of our research and development expenses:

	For the years ended December 31,
	2014	2013
External expenses:
Phase 3 clinical trials	$14,512	$13,078
CMC expense for biological products	18,692	1,765
Earlier-stage programs	9,093	4,599
Research and development employee-related expenses	21,642	17,215
Other unallocated internal research and development expenses	21,982	18,998
Third-party grants and funding from collaboration agreements	(2,350)	(1,753)
Total research and development expenses	$83,571	$53,902
The increase in research and development expenses during the year ended December 31, 2014, as compared to the year ended December 31, 2013, principally resulted from $38.6 million of costs related to OPKO Biologics which we acquired in August 2013 and an increase related to research and development expenses incurred by OPKO Renal related to the external costs of two pivotal phase 3 clinical trials for Rayaldee (CTAP101) which were completed in 2014, and a third open-label phase 3 trial completed in 2015. OPKO Biologics principally incurred development and clinical manufacturing costs (“CMC”) related to hGH-CTP, a long acting human growth hormone which was outlicensed to Pfizer in 2015. Research and development expenses for the year ended December 31, 2014 and year ended December 31, 2013 include equity-based compensation expense of $5.0 million and $3.6 million, respectively. Research and development expenses for the year ended December 31, 2013, includes an offset to research and development expenses of $2.7 million related to the correction of an error related to equity awards granted to non-employees with performance based vesting.
Contingent consideration. Contingent consideration expenses for the years ended December 31, 2014 and 2013, were $24.4 million and $6.9 million, respectively. The increase in contingent consideration expense was primarily attributable to an increase in the fair value of our contingent obligations to the former stockholders of OPKO Renal due to changes in assumptions regarding probabilities of successful achievement of future milestones driven by the two successful phase 3 trials of Rayaldee in 2014. The contingent consideration liabilities at December 31, 2014 relate to potential amounts payable to former stockholders of CURNA, OPKO Diagnostics, OPKO Health Europe and OPKO Renal pursuant to our acquisition agreements in January 2011, October 2011, August 2012 and March 2013, respectively.
Amortization of intangible assets. Amortization of intangible assets was $10.9 million and $11.1 million, respectively, for the years ended December 31, 2014 and 2013. Amortization expense reflects the amortization of acquired intangible assets with defined useful lives. The acquisitions of OPKO Renal and OPKO Biologics resulted in principally acquiring IPR&D assets which will not be amortized until the underlying development programs are completed. Upon obtaining regulatory approval by the FDA, the IPR&D asset will then be accounted for as a finite-lived intangible asset and amortized on a straight-line basis over its estimated useful life.
In-Process Research and Development. In May 2014, we acquired Inspiro, a privately held company that is developing the Inspiromatic, a “smart” easy-to-use dry powder inhaler with several advantages over existing devices. We recorded the transaction as an asset acquisition and recorded the assets and liabilities at fair value. As the asset had no alternative future use, we recorded $10.1 million of acquired in-process research and development expense. In addition, pursuant to our agreement with Schering Plough Corporation, now Merck & Co. (“Merck”), we were required to make a $2.0 million payment upon the achievement of a milestone for rolapitant which was achieved in the fourth quarter of 2014. The agreement was accounted for as an asset acquisition and the entire $2.0 million milestone payment was allocated to in-process research and development expense. We did not have any such activity during the year ended December 31, 2013.
We record expense for in-process research and development projects accounted for as asset acquisitions which have not reached technological feasibility and which have no alternative future use. Inspiromatic and rolapitant have not reached a stage of technological feasibility and have no alternative future use.
Other income and (expense), net. Other income and (expense), net for the years ended December 31, 2014 and 2013 was $(25.2) million and $(24.6) million, respectively. During the year ended December 31, 2014, we recorded $12.2 million non-cash other charge, net, related to the changes in the fair value of the embedded derivatives in the 2033 Senior Notes, and a $2.7 million gain as the result of the exchange of $70.4 million principal of 2033 Senior Notes in June 2014. Other income and (expense), net, for the year ended December 31, 2014, also included $12.3 million of interest expense principally related to interest incurred on the 2033 Senior Notes and the amortization of related deferred financing costs. Other income and (expense), net for the year ended December 31, 2014, includes a $1.4 million other-than-temporary impairment charge to write our investment in ARNO Therapeutics, Inc. down to its fair value of $0.6 million as of December 31, 2014.
For the year ended December 31, 2013, we recorded a $52.7 million non-cash charge, net, related to the changes in the fair value of the embedded derivatives in the 2033 Senior Notes, partially offset by a $1.0 million gain on early partial conversion of the 2033 Senior Notes, income of $6.5 million related to changes in the fair value of the Pharmsynthez Note Receivable, a certain Pharmsynthez purchase option, warrants and options received in connection with our investment in Neovasc and ARNO, and by a gain of $29.9 million on the sale of certain of our strategic investments. Other income and (expense), net, for the year ended December 31, 2013, also included $13.8 million of interest expense primarily related to the 2033 Senior Notes and the amortization of related deferred financing costs. The decrease in interest expense for the year ended December 31, 2014 compared to the same period in 2013 is due the exchange of $70.4 million principal of 2033 Senior Notes in June 2014, which was partially offset by a non-cash write-off of deferred financing costs of $1.5 million as interest expense related to exchange of the 2033 Senior Notes in June 2014.
Loss from investments in investees. We have made investments in other early stage companies that we perceive to have valuable proprietary technology and significant potential to create value for us as a shareholder. We account for these investments under the equity method of accounting, resulting in the recording of our proportionate share of their losses until our share of their loss exceeds our investment. Until the investees’ technologies are commercialized, if ever, we anticipate they will continue to report a net loss. Loss from investments in investees was $3.6 million and $11.5 million for the years ended December 31, 2014 and 2013, respectively. The decrease in loss from investments in investees is primarily due to decreased losses at RXi Pharmaceuticals Corporation and Cocrystal Pharma, Inc. During the third quarter of 2014, we discontinued applying the equity method of accounting for RXi and account for our investment in RXi as an available for sale investment.
Income taxes. Our income tax provision reflects the projected income tax payable in Israel, Chile, Spain, Mexico, Canada and SciVac Ltd (“SciVac”), a consolidated variable interest entity. We have recorded a full valuation allowance against our deferred tax assets in the U.S.
For The Years Ended December 31, 2013 and December 31, 2012
Revenues. Revenues for the year ended December 31, 2013, were $96.5 million, compared to $47.0 million for the year ended December 31, 2012. The increase principally reflected revenues related to the December 2012 acquisition of OPKO Lab, the October 2012 acquisition of SciVac, and the August 2012 acquisition of OPKO Health Europe, which contributed $10.8 million, $1.7 million and $18.8 million of revenue, respectively, during the year ended December 31, 2013, as compared with revenues from those units of $0.4 million, $0.6 million and $6.1 million, respectively, during the year ended December 31, 2012. Revenue from our Chilean operations increased $5.1 million during the year ended December 31, 2013, primarily due to increased sales to government agencies. Revenue from FineTech increased $4.6 million during the year ended December 31, 2013, primarily related to increased sales to new and existing customers. Revenues for the year ended December 31, 2013 also reflects the one-time, non–cash revenue of $12.5 million related to the transfer of substantially all of our assets in the field of RNA interference to RXi (the “RXi Revenue”). Revenue related to our molecular diagnostics collaboration agreements and license agreements, excluding the RXi Revenue, increased $3.7 million during the year ended December 31, 2013, compared to the year ended December 31, 2012, primarily related to revenue recorded in connection to the Pharmsynthez Collaboration Agreements.
Cost of revenues. Costs of revenues for the year ended December 31, 2013, were $48.9 million, compared to $27.9 million for the year ended December 31, 2012. Costs of revenues for the year ended December 31, 2013, increased principally as a result of costs of revenue recorded by OPKO Lab, SciVac and OPKO Health Europe of $10.0 million, $3.6 million and $4.3 million, respectively. Costs of revenue recorded by FineTech, our Chilean and Mexican operations increased $1.1 million, $1.9 million and $0.5 million, respectively, during the year ended December 31, 2013, primarily related to higher revenue levels recorded by those businesses.
Selling, general and administrative expenses. Selling, general and administrative expenses for the year ended December 31, 2013, were $55.3 million, compared to $27.8 million for the year ended December 31, 2012. The increase in selling, general and administrative expenses principally resulted from $15.0 million of such expenses recorded during the year ended December 31, 2013, by OPKO Health Europe, SciVac, OPKO Lab, OPKO Renal, the January 2013 acquisition of OPKO Brazil, and the August 2013 acquisition of OPKO Biologics (collectively, the “Acquired Businesses”). Excluding the selling, general and administrative expenses of the Acquired Businesses, selling, general and administrative expenses increased by $10.4 million during the year ended December 31, 2013, principally as a result of increased personnel expenses and professional fees associated with our increased operations. Selling, general and administrative expenses during the year ended December 31, 2013 and 2012, include equity-based compensation expense of $7.3 million and $3.1 million, respectively.

Research and development expenses. Research and development expenses for the years ended December 31, 2013 and 2012, were $53.9 million and $19.5 million, respectively. Research and development expenses include external and internal expenses, partially offset by third-party grants and funding arising from collaboration agreements. External expenses include clinical and non-clinical activities performed by contract research organizations, lab services, purchases of drug and diagnostic product materials and manufacturing development costs. We track external research and development expenses by individual program, with phase 3 clinical trials for drug approval and/or PMAs, if any. Research and development employee-related expenses include salaries, benefits and stock-based compensation expense. Other unallocated internal research and development expenses are incurred to support overall research and development activities and include expenses related to general overhead and facilities.
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
The increase in research and development expenses during the year ended December 31, 2013 as compared with the year ended December 31, 2012, principally resulted from an increase of $28.3 million related to research and development expenses incurred by OPKO Renal, which business was acquired in March 2013, and OPKO Biologics, including $13.1 million related to the costs of ongoing phase 3 clinical trials for Rayaldee (CTAP101) and hGH-CTP. Research and development expenses for the years ended December 31, 2013 and 2012, include equity-based compensation expense of $3.6 million and $2.0 million, respectively. The increase in equity-based compensation expense during the year ended December 31, 2013, principally reflects the mark to market impact of Common Stock options granted to non-employees and the associated increase in the trading price of our Common Stock during the year ended December 31, 2013. Research and development expenses for the year ended December 31, 2013, includes an offset to research and development expenses of $2.7 million related to the correction of an error related to equity awards granted to non-employees with performance based vesting.
Contingent consideration. Contingent consideration expenses for the years ended December 31, 2013 and 2012, were $6.9 million and $0.8 million, respectively. The increase in contingent consideration expense resulted from changes in the fair value of the contingent consideration liabilities due to the time value of money and the impact of changes in the underlying assumptions, if any, during the period. The contingent consideration liabilities relate to potential amounts payable to former stockholders of CURNA, OPKO Diagnostics, FineTech, OPKO Health Europe and OPKO Renal pursuant to our acquisition agreements in January 2011, October 2011, December 2011, August 2012 and March 2013, respectively.
Amortization of intangible assets. Amortization of intangible assets was $11.1 million and $8.3 million for the years ended December 31, 2013 and 2012, respectively. Amortization expense increased due to the acquisitions of OPKO Health Europe, OPKO Lab and OPKO Renal in August 2012, December 2012 and March 2013, respectively.
Other income and (expense), net. Other income and (expense), net for the years ended December 31, 2013 and 2012, was ($24.6) million and $0.2 million, respectively. During the year ended December 31, 2013, we recorded a $52.7 million non-cash charge, net, related to the changes in the fair value of the embedded derivatives in the 2033 Senior Notes, partially offset by a $1.0 million gain on early partial conversion of the 2033 Senior Notes, income of $6.5 million related to changes in the fair value of the Pharmsynthez Note Receivable, a certain Pharmsynthez purchase option, and warrants and options received in connection with our investment in Neovasc and ARNO, and by a gain of $29.9 million on the sale of certain of our strategic investments. Other income and (expense), net, for the year ended December 31, 2013, also included $13.8 million of interest expense primarily related to interest incurred on the 2033 Senior Notes and by the amortization of related deferred financing costs related to the 2033 Senior Notes. For the year ended December 31, 2012, other income net, included $1.5 million of other income recognized from the change in fair value of the warrants received in connection with our investment in Biozone Pharmaceuticals, Inc. (“BZNE”), partially offset by other expense recognized for the decrease in fair value of warrants and options received in connections with our investment in Neovasc and the interest expense incurred on our lines of credit at OPKO Chile and OPKO Health Europe.

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
LIQUIDITY AND CAPITAL RESOURCES
At December 31, 2014, we had cash and cash equivalents of approximately $96.9 million. Cash used in operations during 2014 principally reflects expenses related to selling, general and administrative activities related to our corporate operations, research and development activities and our operations at OPKO Biologics, OPKO Renal and OPKO Diagnostics, partially offset by cash provided from our operations at FineTech and OPKO Health Europe. Cash used in investing activities includes net cash used in business combinations of $1.7 million, capital expenditures of $4.7 million and investments in investees of $0.6 million, which was partially offset by proceeds from the sale of equity securities of $1.3 million. Cash provided by financing activities primarily reflects $12.9 million received from Common Stock option and Common Stock warrant exercises, which was partially offset by $6.4 million of deferred and contingent consideration payments related to our acquisitions of OPKO Health Europe and FineTech. In addition to cash contingent consideration payments made during the year ended December 31, 2014, we also satisfied a $20.0 million contingent payment to the former owners of OPKO Renal through the issuance of 2,236,210 shares of our common stock in September 2014. Since our inception, we have not generated gross margins sufficient to offset our operating and other expenses and our primary source of cash has been from the public and private placement of stock and credit facilities available to us.
In December 2014, we entered into an exclusive worldwide agreement with Pfizer for the development and commercialization of our long-acting hGH-CTP for the treatment of GHD in adults and children, as well as for the treatment of growth failure in children born SGA.
The agreements with Pfizer closed in January 2015 following the termination of the waiting period under the Hart-Scott-Rodino Act. Under the terms of the agreements with Pfizer, we received non-refundable and non-creditable upfront payments of $295 million and are eligible to receive up to an additional $275 million upon the achievement of certain regulatory milestones. Pfizer received the exclusive license to commercialize hGH-CTP worldwide. In addition, we are eligible to receive initial royalty payments associated with the commercialization of hGH-CTP for Adult GHD. Upon the launch of hGH-CTP for Pediatric GHD, the royalties will transition to a regional, tiered gross profit sharing for both hGH-CTP and Pfizer’s Genotropin®.
We will lead the clinical activities and will be responsible for funding the development programs for the key indications, which includes Adult and Pediatric GHD and Pediatric SGA. Pfizer will be responsible for all development costs for additional indications as well as all post-marketing studies. In addition, Pfizer will fund the commercialization activities for all indications and lead the manufacturing activities covered by the global development plan.
In the first quarter of 2015, we expect to make a payment of $25.6 million to the Office of the Chief Scientist of the Israeli Ministry of Economy (“OCS”) in connection with repayment obligations resulting from grants previously made by the OCS to OPKO Biologics to support development of hGH-CTP and from the outlicense of the technology outside of Israel.
In September 2014, our licensee, TESARO, submitted a NDA to the FDA for approval of oral rolapitant, an investigational neurokinin-1 receptor antagonist in development for the prevention of chemotherapy-induced nausea and vomiting. Under the terms of our agreement with TESARO, TESARO paid us a milestone payment of $5.0 million upon acceptance by the FDA of a NDA in the fourth quarter of 2014 of which we are required to pay $2.0 million to Merck. We will also receive double digit tiered-royalties on sales of rolapitant. In addition, TESARO and OPKO will share future profits from the commercialization of rolapitant in Japan, and we will have an option to market the products in Latin America. Under the terms of our agreement with Merck, we are required to pay up to an additional $25.0 million upon the achievement of certain development milestones for rolapitant.

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
In April 2013, we invested $9.6 million in exchange for approximately 13.6 million shares of Pharmsynthez common stock. Concurrent with our investment, Pharmsynthez also agreed, at its option, to issue approximately 12.0 million shares of its common stock or pay us Russian Rubles (“RUR”) 265.0 million (approximately $8.1 million as of December 31, 2013) on or before December 31, 2013. We had a right to purchase additional shares in Pharmsynthez at a fixed price if Pharmsynthez paid us in cash rather than the 12.0 million shares of Pharmsynthez common stock. Pharmsynthez delivered approximately 12.0 million shares of its common stock to us in January 2014.
2033 Senior Notes. In January 2013, we issued $175.0 million of the 2033 Senior Notes. The 2033 Senior Notes were sold in a private placement in reliance on exemptions from registration under the Securities Act. A $4.5 million discount was granted to the placement agent and an additional $0.4 million in deferred charges were recorded for professional fees related to the issuance. Net cash proceeds from the offering totaled $170.2 million. Interest on the 2033 Senior Notes is payable semiannually on February 1 and August 1, beginning August 1, 2013. Holders of the 2033 Senior Notes may require us to repurchase the 2033 Senior Notes for 100% of their principal amount, plus accrued and unpaid interest, on February 1, 2019, February 1, 2023 and February 1, 2028, or following the occurrence of a fundamental change as defined in the indenture governing the 2033 Senior Notes.
On August 30, 2013, one of the conversion rights in the 2033 Senior Notes was triggered. Holders of the 2033 Senior Notes converted $16.9 million principal amount into 2,396,145 shares of our Common Stock at a rate of 141.48 shares of Common Stock per $1,000 principal amount of 2033 Senior Notes. We recorded a $1.0 million non-cash gain related to the exchange. The gain on exchange is included within Other income (expense), net on our Consolidated Statement of Operations.
In June 2014, we entered into an exchange agreement with a holder of the Company’s 2033 Senior Notes pursuant to which such holder exchanged $70.4 million in aggregate principal amount of Notes for 10,974,431 shares of the Company’s Common stock, par value $0.01 per share and approximately $0.8 million in cash representing accrued interest through the date of completion of the exchange. We recorded a $2.7 million non-cash gain related to the exchange. The gain on exchange is included within Other income (expense), net on our Consolidated Statement of Operations.
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
In connection with our acquisitions of CURNA, OPKO Diagnostics, FineTech and OPKO Renal, we agreed to pay future consideration to the sellers upon the achievement of certain events, including minimum cash payments of $2.7 million and $3.2 million, paid in March 2013 and 2014, respectively, to the former stockholder of FineTech upon the achievement of certain sales milestones; up to an additional $19.1 million in shares of our Common Stock to the former stockholders of OPKO Diagnostics upon and subject to the achievement of certain milestones; and up to an additional $190.0 million in either shares of our Common Stock or cash, at our option subject to the achievement of certain milestones, to the former shareholders of OPKO Renal. In September 2014, we satisfied a $20.0 million contingent payment to the former owners of OPKO Renal through the issuance of 2,236,210 shares of our common stock.
As of December 31, 2014, we have outstanding lines of credit in the aggregate amount of $7.7 million with 10 financial institutions in Chile and Spain, of which $5.5 million is unused. The weighted average interest rate on these lines of credit is approximately 6.1%. These lines of credit are short-term and are generally due within three months. These lines of credit are used primarily as a source of working capital for inventory purchases. The highest balance at any time during the years ended December 31, 2014, was $8.8 million. We intend to continue to enter into these lines of credit as needed. There is no assurance that these lines of credit or other funding sources will be available to us on acceptable terms, or at all, in the future.
We expect to incur losses from operations for the foreseeable future. We expect to incur substantial research and development expenses, including expenses related to the hiring of personnel and additional clinical trials. We expect that selling, general and administrative expenses will also increase as we expand our sales, marketing and administrative staff and add infrastructure.
We believe that the cash and cash equivalents on hand at December 31, 2014, the proceeds we received under our agreements with Pfizer and the amounts available to be borrowed under our lines of credit are sufficient to meet our anticipated cash requirements for operations and debt service beyond the next 12 months. We based this estimate on assumptions that may prove to be wrong or are subject to change, and we may be required to use our available cash resources sooner than we currently expect. If we acquire additional assets or companies, accelerate our product development programs or initiate additional clinical trials, we will need additional funds. Our future cash requirements will depend on a number of factors, including our relationship with Pfizer, possible acquisitions, the continued progress of research and development of our product candidates, the timing and outcome of clinical trials and regulatory approvals, the costs involved in preparing, filing, prosecuting, maintaining, defending, and enforcing patent claims and other intellectual property rights, the status of competitive products, the availability of financing, and our success in developing markets for our product candidates. If we are not able to secure additional funding when needed, we may have to delay, reduce the scope of, or eliminate one or more of our clinical trials or research and development programs or possible acquisitions.
The following table provides information as of December 31, 2014, with respect to the amounts and timing of our known contractual obligation payments due by period.

Contractual obligations (In thousands)	2015	2016	2017	2018	2019	Thereafter	Total
Open purchase orders	$14,653	$—	$—	$—	$—	$—	$14,653
Operating leases	2,744	2,290	1,478	1,149	653	3,256	11,570
2033 Senior Notes	—	—	—	—	87,642	—	87,642
Mortgages and other debts payable (1)	613	332	298	247	240	1,313	3,043
Lines of credit	7,658	—	—	—	—	—	7,658
Interest commitments	2,779	2,710	2,699	2,688	489	55	11,420
Total	$28,447	$5,332	$4,475	$4,084	$89,024	$4,624	$135,986

(1)	Excludes $5.2 million of consolidated liabilities related to SciVac, as to which there is no recourse against us.
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
- Contingent consideration that includes payments upon achievement of certain milestones including meeting development milestones such as the completion of successful clinical trials, NDA approvals by the FDA and revenue milestones upon the achievement of certain revenue targets all of which are anticipated to be paid within the next 7 years and are payable in either shares of our Common Stock or cash, at our option, and that may aggregate up to $238.5 million.

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
Goodwill and Intangible Assets. Goodwill and other intangible assets, including IPR&D, acquired in business combinations, licensing and other transactions was $1.1 billion at both December 31, 2014 and 2013, representing approximately 85% and 79% of total assets, respectively.
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

Goodwill was $224.3 million and $226.4 million, respectively, at December 31, 2014 and 2013. The decrease in goodwill from December 31, 2013 to 2014 is due to foreign exchange translation adjustments recognized in 2014. Goodwill is tested at least annually for impairment or when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable, on an enterprise level by assessing qualitative factors or performing a quantitative analysis in determining whether it is more likely than not that its fair value exceeds the carrying value. Examples of qualitative factors include our share price, our financial performance compared to budgets, long-term financial plans, macroeconomic, industry and market conditions as well as the substantial excess of fair value over the carrying value of net assets from the annual impairment test performed in the prior year. No goodwill impairment was recorded for the years ended December 31, 2014 and 2013 as a result of our testing.
The estimated fair value of the reporting unit is highly sensitive to changes in projections and assumptions; therefore, in some instances changes in these assumptions could potentially lead to impairment. We perform sensitivity analyses around our assumptions in order to assess the reasonableness of the assumptions and the results of our testing. Ultimately, future potential changes in these assumptions may impact the estimated fair value of a reporting unit and cause the fair value of the reporting unit to be below its carrying value. We believe that our estimates are consistent with assumptions that marketplace participants would use in their estimates of fair value. However, if actual results are not consistent with our estimates and assumptions, we may be exposed to an impairment charge that could be material.
Intangible assets were $855.8 million and $867.9 million, including IPR&D of $793.2 million and $793.3 million, respectively, at December 31, 2014 and 2013. Intangible assets are tested for impairment whenever events or changes in circumstances warrant a review, although IPR&D is required to be tested at least annually until the project is completed or abandoned. Upon obtaining regulatory approval, the IPR&D asset is then accounted for as a finite-lived intangible asset and amortized on a straight-line basis over its estimated useful life. If the project is abandoned, the IPR&D asset is charged to expense.
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
Equity-based compensation. We recognize equity based compensation as an expense in our financial statements and that cost is measured at the fair value of the awards and expensed over their vesting period. Equity-based compensation arrangements to non-employees are recorded at their fair value on the measurement date. We estimate the grant-date fair value of our stock option grants using a valuation model known as the Black-Scholes-Merton formula or the “Black-Scholes Model” and allocate the resulting compensation expense over the corresponding requisite service period associated with each grant. The Black-Scholes Model requires the use of several variables to estimate the grant-date fair value of stock options including expected term, expected volatility, expected dividends and risk-free interest rate. We perform analyses to calculate and select the appropriate variable assumptions used in the Black-Scholes Model and to estimate forfeitures of equity-based awards. We are required to adjust our forfeiture estimates on at least an annual basis based on the number of share-based awards that ultimately vest. The selection of assumptions and estimated forfeiture rates is subject to significant judgment and future changes to our assumptions and estimates which may have a material impact on our Consolidated Financial Statements.
Allowance for doubtful accounts and revenue recognition. Generally, we recognize revenue from product sales when goods are shipped and title and risk of loss transfer to our customers. Our estimates for sales returns are based upon the historical patterns of products returned matched against the sales from which they originated, and management’s evaluation of specific factors that may increase or decrease the risk of product returns. Revenue for services is recognized on the accrual basis at the time test results are reported, which approximates when services are provided. Services are provided to certain patients covered by various third-party payer programs including various managed care organizations, as well as the Medicare and Medicaid programs. Billings for services under third-party payer programs are included in sales net of allowances for contractual discounts and allowances for differences between the amounts billed and estimated program payment amounts. Adjustments to the estimated payment amounts based on final settlement with the programs are recorded upon settlement as an adjustment to revenue. We analyze accounts receivable and historical bad debt levels, customer credit worthiness and current economic trends when evaluating the adequacy of the allowance for doubtful accounts using the specific identification method. Our reported net loss is directly affected by management’s estimate of the collectability of accounts receivable. The allowance for doubtful accounts recognized in our Consolidated Balance Sheets at December 31, 2014 and 2013 was $1.9 million and $1.9 million, respectively.
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

RECENT ACCOUNTING PRONOUNCEMENTS
In July 2013, the FASB issued an Accounting Standards Update (“ASU”), ASU 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. ASU 2013-11 is intended to eliminate inconsistent practices regarding the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is available to reduce the taxable income or tax payable that would result from the disallowance of a tax position. ASU 2013-11 is effective for our fiscal year beginning January 1, 2014 and subsequent interim periods. The adoption of ASU 2013-11 does not have a material effect on our Consolidated Financial Statements.
In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers.” ASU No. 2014-09 clarifies the principles for recognizing revenue and develops a common revenue standard for GAAP and International Financial Reporting Standards that removes inconsistencies and weaknesses in revenue requirements, provides a more robust framework for addressing revenue issues, improves comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets, provides more useful information to users of financial statements through improved disclosure requirements and simplifies the preparation of financial statements by reducing the number of requirements to which an entity must refer. ASU No. 2014-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. Companies can choose to apply the ASU using either the full retrospective approach or a modified retrospective approach. We are currently evaluating both methods of adoption and the impact that the adoption of this ASU will have on our Consolidated Financial Statements.
In June 2014, the FASB issued ASU No. 2014-12, “Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period (a consensus of the FASB Emerging Issues Task Force).” ASU No. 2014-12 requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. ASU No. 2014-12 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015. Earlier adoption is permitted. The amendments can be applied either prospectively to all awards granted or modified after the effective date or retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards. We expect to apply the ASU prospectively and do not expect the adoption to have an impact on our Consolidated Financial Statements as our existing share-based payment awards do not fall within the scope of this ASU.
In August 2014, the FASB issued ASU No. 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” to provide guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and to provide related footnote disclosures. ASU 2014-15 is effective for annual periods ending after December 15, 2016 with early adoption permitted. We do not believe the impact of our pending adoption of ASU 2014-15 on our Consolidated Financial Statements will be material.
ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
In the normal course of doing business, we are exposed to the risks associated with foreign currency exchange rates and changes in interest rates.
Foreign Currency Exchange Rate Risk – We operate globally and, as such, we are subject to foreign exchange risk in our commercial operations as a significant portion of our revenues are exposed to changes in foreign currency exchange rates, primarily the Chilean peso, the Mexican peso, the euro and the New Israeli shekel.
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
Our derivative activities, which consist of foreign exchange forward contracts, are initiated to hedge forecasted cash flows that are exposed to foreign currency risk. The foreign exchange forward contracts generally require us to exchange local currencies for foreign currencies based on pre-established exchange rates at the contracts’ maturity dates. As exchange rates change, gains and losses on these contracts are generated based on the change in the exchange rates that are recognized in the Consolidated Statement of Operations and offset the impact of the change in exchange rates on the foreign currency cash flows that are hedged. If the counterparties to the exchange contracts do not fulfill their obligations to deliver the contracted currencies, we could be at risk for currency related fluctuations. We had $0.9 million in foreign exchange forward contracts outstanding at December 31, 2014, primarily to hedge Chilean-based operating cash flows against U.S. dollars. If Chilean pesos were to strengthen or weaken in relation to the U.S. dollar, our loss or gain on hedged foreign currency cash-flows would be offset by the derivative contracts, with a net effect of zero.
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
At December 31, 2014, we had cash and cash equivalents and marketable securities of $96.9 million. The weighted average interest rate related to our cash and cash equivalents for the years ended December 31, 2014 was 0%. As of December 31, 2014, the principal value of our credit lines was $7.7 million at a weighted average interest rate of approximately 6.1%.
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of OPKO Health, Inc. and subsidiaries

We have audited the accompanying consolidated balance sheets of OPKO Health, Inc. and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive loss, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of OPKO Health, Inc. and subsidiaries at December 31, 2014 and 2013, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), OPKO Health, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 27, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Certified Public Accountants
Miami, Florida
February 27, 2015

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of OPKO Health, Inc. and subsidiaries

We have audited OPKO Health, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the “COSO criteria”). OPKO Health, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As indicated in the accompanying Management’s Annual Report on Internal Control Over Financial, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of SciVac Ltd, which is included in the December 31, 2014 consolidated financial statements of OPKO Health, Inc. and subsidiaries and constituted $7.6 million and $(4.5) million of total and net assets, respectively, as of December 31, 2014 and $2.8 million and $(2.6) million of revenues and net loss attributable to common shareholders, respectively, for the year then ended. Our audit of internal control over financial reporting of OPKO Health, Inc. and subsidiaries also did not include an evaluation of the internal control over financial reporting of SciVac Ltd.

In our opinion, OPKO Health, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.

/s/ Ernst & Young LLP
Certified Public Accountants
Miami, Florida
February 27, 2015

OPKO Health, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	December 31,
	2014(1)	2013(1)
ASSETS
Current assets:
Cash and cash equivalents	$96,907	$185,798
Accounts receivable, net	19,969	19,767
Inventory, net	16,604	18,079
Prepaid expenses and other current assets	9,389	19,084
Total current assets	142,869	242,728
Property, plant, equipment, and investment properties, net	16,411	17,027
Intangible assets, net	62,649	74,533
In-process research and development	793,152	793,341
Goodwill	224,292	226,373
Investments, net	22,453	30,653
Other assets	5,838	6,861
Total assets	$1,267,664	$1,391,516
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$8,744	$13,414
Accrued expenses	60,912	65,874
Current portion of lines of credit and notes payable	13,455	12,562
Total current liabilities	83,111	91,850
2033 Senior Notes, net of discount and estimated fair value of embedded derivatives	131,454	211,912
Other long-term liabilities, principally contingent consideration and deferred tax liabilities	217,358	214,775
Total long-term liabilities	348,812	426,687
Total liabilities	431,923	518,537
Equity:
Common Stock - $0.01 par value, 750,000,000 shares authorized; 433,421,677 and 414,818,195 shares issued at December 31, 2014 and 2013, respectively	4,334	4,148
Treasury Stock - 1,245,367 and 2,264,063 shares at December 31, 2014 and 2013, respectively	(4,051)	(7,362)
Additional paid-in capital	1,529,096	1,379,383
Accumulated other comprehensive income (loss)	(12,392)	3,418
Accumulated deficit	(674,843)	(503,177)
Total shareholders’ equity attributable to OPKO	842,144	876,410
Noncontrolling interests	(6,403)	(3,431)
Total shareholders’ equity	835,741	872,979
Total liabilities and equity	$1,267,664	$1,391,516

(1)
As of December 31, 2014 and December 31, 2013, total assets include $7.6 million and $6.7 million, respectively, and total liabilities include $12.1 million and $10.4 million, respectively, related to SciVac, previously known as SciGen (I.L.) Ltd, a consolidated variable interest entity. SciVac’s consolidated assets are owned by SciVac and SciVac’s consolidated liabilities have no recourse against us. Refer to Note 4.

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

OPKO Health, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)

	For the years ended December 31,
	2014	2013	2012
Revenues:
Products	$76,983	$68,161	$45,295
Revenue from services	8,666	11,658	1,749
Revenue from transfer of intellectual property	5,476	16,711	—
Total revenues	91,125	96,530	47,044
Costs and expenses:
Costs of revenues	48,009	48,860	27,878
Selling, general and administrative	57,940	55,320	27,795
Research and development	83,571	53,902	19,520
In-process research and development	12,055	—	—
Contingent consideration	24,446	6,947	785
Amortization of intangible assets	10,919	11,133	8,335
Total costs and expenses	236,940	176,162	84,313
Operating loss	(145,815)	(79,632)	(37,269)
Other income and (expense), net:
Interest income	771	376	188
Interest expense	(12,263)	(13,802)	(1,405)
Fair value changes of derivative instruments, net	(10,632)	(45,942)	1,218
Other income (expense), net	(3,088)	34,782	164
Other income and (expense), net	(25,212)	(24,586)	165
Loss before income taxes and investment losses	(171,027)	(104,218)	(37,104)
Income tax benefit (provision)	(24)	(1,672)	9,626
Loss before investment losses	(171,051)	(105,890)	(27,478)
Loss from investments in investees	(3,587)	(11,456)	(2,062)
Net loss	(174,638)	(117,346)	(29,540)
Less: Net loss attributable to noncontrolling interests	(2,972)	(2,939)	(492)
Net loss attributable to common shareholders before preferred stock dividend	(171,666)	(114,407)	(29,048)
Preferred stock dividend	—	(420)	(2,240)
Net loss attributable to common shareholders	$(171,666)	$(114,827)	$(31,288)
Loss per share, basic and diluted:
Net loss per share	$(0.41)	$(0.32)	$(0.11)
Weighted average number of common shares outstanding, basic and diluted	422,014,039	355,095,701	295,750,077

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

OPKO Health, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)

	For the years ended December 31,
	2014	2013	2012
Net loss	$(174,638)	$(117,346)	$(29,540)
Other comprehensive income (loss), net of tax:
Change in foreign currency translation and other comprehensive income (loss) from equity investments	(8,088)	(1,825)	2,289
Available for sale investments:
Change in other unrealized gain (loss), net	(8,044)	2,467	4,160
Less: reclassification adjustments for (gains) losses included in net loss, net of tax	322	(4,580)	—
Comprehensive loss	(190,448)	(121,284)	(23,091)
Less: Comprehensive loss attributable to noncontrolling interest	(2,972)	(2,939)	(492)
Comprehensive loss attributable to common shareholders before preferred stock dividend	(187,476)	(118,345)	(22,599)
Preferred stock dividend	—	(420)	(2,240)
Comprehensive loss attributable to common shareholders	$(187,476)	$(118,765)	$(24,839)

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

OPKO Health, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF EQUITY
(In thousands, except share and per share data)
For the years ended December 31, 2014, 2013, 2012

	Common Stock		Treasury		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Noncontrolling Interests	Total
	Shares	Dollars	Shares	Dollars
Balance at December 31, 2011	297,503,033	$2,975	(2,488,477)	$(8,092)	$524,814	$907	$(359,722)	$—	$160,882
Equity-based compensation expense	—	—	—	—	5,131	—	—	—	5,131
Exercise of Common Stock options	1,019,967	10	—	—	2,224	—	—	—	2,234
Exercise of Common Stock warrants	65,015	1	—	—	44	—	—	—	45
Adjustment of Common Stock	(100,000)	(1)	—	—	1	—	—	—	—
Issuance of Common Stock from Treasury in connection with OPKO Health Europe acquisition at $4.12 per share	—	—	195,421	635	170	—	—	—	805
Issuance of Common Stock in connection with OPKO Lab acquisition at $4.65 per share	7,072,748	71	—	—	32,817	—	—	—	32,888
Net loss attributable to common shareholders before preferred stock dividend	—	—	—	—	—	—	(29,048)	—	(29,048)
Net loss attributable to noncontrolling interests	—	—	—	—	—	—	—	(492)	(492)
Other comprehensive income	—	—	—	—	—	6,449	—	—	6,449
Balance at December 31, 2012	305,560,763	$3,056	(2,293,056)	$(7,457)	$565,201	$7,356	$(388,770)	$(492)	$178,894

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

OPKO Health, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF EQUITY
(In thousands, except share and per share data)
For the years ended December 31, 2014, 2013, 2012 (continued)

	Common Stock		Treasury		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Noncontrolling Interests	Total
	Shares	Dollars	Shares	Dollars
Balance at December 31, 2012	305,560,763	$3,056	(2,293,056)	$(7,457)	$565,201	$7,356	$(388,770)	$(492)	$178,894
Equity-based compensation expense	—	—	—	—	10,983	—	—	—	10,983
Exercise of Common Stock options	9,244,971	92	—	—	22,704	—	—	—	22,796
Exercise of Common Stock warrants	1,487,774	15	—	—	613	—	—	—	628
Series D Preferred Stock dividend	—	—	—	—	(3,015)	—	—	—	(3,015)
Conversion of Series D Preferred Stock	11,290,320	113	—	—	24,273	—	—	—	24,386
Conversion of 2033 Senior Notes	2,396,145	24	—	—	20,815	—	—	—	20,839
Issuance of Common Stock in connection with OPKO Brazil acquisition at $6.73 per share	64,684	1	—	—	434	—	—	—	435
Issuance of Common Stock in connection with OPKO Renal acquisition at $7.16 per share	20,517,030	205	—	—	146,697	—	—	—	146,902
Issuance of Common Stock in connection with OPKO Biologics acquisition at $8.49 per share and fair value of stock options and warrants exchanged	63,670,805	637	—	—	586,006	—	—	—	586,643
Issuance of Common Stock in connection with OPKO Health Europe’s first Deferred Payment at $7.52 per share	585,703	5	—	—	4,430	—	—	—	4,435
Issuance of Treasury Stock in connection with OPKO Health Europe’s Contingent Consideration at $11.60 per share			28,993	95	242				337
Net loss attributable to common shareholders before preferred stock dividend	—	—	—	—	—	—	(114,407)	—	(114,407)
Net loss attributable to noncontrolling interests	—	—	—	—	—	—	—	(2,939)	(2,939)
Other comprehensive loss	—	—		—	—	(3,938)	—	—	(3,938)
Balance at December 31, 2013	414,818,195	$4,148	(2,264,063)	$(7,362)	$1,379,383	$3,418	$(503,177)	$(3,431)	$872,979

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

OPKO Health, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF EQUITY
(In thousands, except share and per share data)
For the years ended December 31, 2014, 2013, 2012 (continued)

	Common Stock		Treasury		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Noncontrolling Interests	Total
	Shares	Dollars	Shares	Dollars
Balance at December 31, 2013	414,818,195	$4,148	(2,264,063)	$(7,362)	$1,379,383	$3,418	$(503,177)	$(3,431)	$872,979
Equity-based compensation expense	—	—	—	—	14,737	—	—	—	14,737
Exercise of Common Stock options	2,328,947	23	—	—	5,892	—	—	—	5,915
Exercise of Common Stock warrants	3,063,894	31	—	—	6,982	—	—	—	7,013
Issuance of Common Stock for OPKO Uruguay Ltda.	—	—	19,140	61	98	—	—	—	159
Issuance of Common Stock upon exchange of 2033 Senior Notes	10,974,431	110	—	—	95,555	—	—	—	95,665
Issuance of Common Stock for Inspiro at 8.57	—	—	999,556	3,250	5,316	—	—	—	8,566
Issuance of Common Stock for OPKO Renal earnout	2,236,210	22	—	—	21,133	—	—	—	21,155
Net loss attributable to common shareholders	—	—	—	—	—	—	(171,666)	—	(171,666)
Net loss attributable to noncontrolling interests	—	—	—	—	—	—	—	(2,972)	(2,972)
Other comprehensive income	—	—	—	—	—	(15,810)	—	—	(15,810)
Balance at December 31, 2014	433,421,677	$4,334	(1,245,367)	$(4,051)	$1,529,096	$(12,392)	$(674,843)	$(6,403)	$835,741

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

OPKO Health, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the years ended December 31,
	2014	2013	2012
Cash flows from operating activities:
Net loss	$(174,638)	$(117,346)	$(29,540)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	14,927	15,216	10,160
Non-cash interest on 2033 Senior Notes	5,662	5,980	—
Amortization of deferred financing costs	2,007	1,170	—
Losses from investments in investees	3,587	11,456	2,062
Equity-based compensation – employees and non-employees	14,779	10,983	5,131
(Recovery of) provision for bad debts	646	979	(95)
Provision for inventory obsolescence	1,082	2,015	2,688
Revenue from receipt of equity	(240)	(12,740)	(159)
Realized gain on sale of equity securities	167	(29,881)	—
Gain on conversion of 3.00% convertible senior notes	(2,668)	(972)	—
Loss on sale of property, plant and equipment	—	60	—
Change in fair value of derivative instruments	10,632	45,942	(1,218)
In-process research and development	12,055	—	—
Change in fair value of contingent consideration	24,446	6,947	785
Deferred income tax (benefit) expense	1,017	599	(9,958)
Changes in assets and liabilities, net of the effects of acquisitions:
Accounts receivable	(3,919)	754	763
Inventory	(1,752)	1,892	(5,807)
Prepaid expenses and other current assets	3,182	(1,131)	(2,877)
Other assets	(3,378)	(544)	(361)
Accounts payable	(3,852)	1,829	1,247
Foreign currency measurement	945	(2,386)	86
Accrued expenses	4,934	3,525	1,678
Net cash used in operating activities	(90,379)	(55,653)	(25,415)
Cash flows from investing activities:
Investments in investees	(589)	(17,441)	(3,396)
Proceeds from sale of equity securities	1,331	30,556	—
Acquisition of businesses, net of cash	(1,683)	20,528	(19,092)
Purchase of marketable securities	—	(50,027)	(25,806)
Maturities of short-term marketable securities	—	50,027	24,997
Proceeds from the sale of property, plant and equipment	—	636	—
Capital expenditures	(4,734)	(3,962)	(1,472)
Net cash provided by (used in) investing activities	(5,675)	30,317	(24,769)
Cash flows from financing activities:
Issuance of 2033 Senior Notes, net, including related parties	—	170,184	—
Payment of Series D dividends, including related parties	—	(3,015)	—
Proceeds from the exercise of Common Stock options and warrants	12,928	23,425	2,279
Cash from non-controlling interest	2,696	—	—
Contingent consideration payments	(6,435)	(2,539)	—
Borrowings on lines of credit	26,443	34,577	36,506
Repayments of lines of credit	(28,369)	(38,997)	(32,754)
Net cash provided by financing activities	7,263	183,635	6,031
Effect of exchange rate on cash and cash equivalents	(100)	138	(2)
Net (decrease) increase in cash and cash equivalents	(88,891)	158,437	(44,155)
Cash and cash equivalents at beginning of period	185,798	27,361	71,516
Cash and cash equivalents at end of period	$96,907	$185,798	$27,361
SUPPLEMENTAL INFORMATION:
Interest paid	$6,276	$3,407	$945
Income taxes paid, net	$954	$1,321	$575
RXi common stock received	$—	$12,500	$—
Pharmsynthez common stock received	$6,264	$—	$—
Non-cash financing:
Shares issued upon the conversion of:
Series D Preferred Stock	$—	$24,386	$—
2033 Senior Notes	$95,665	$20,839	$—
Common Stock options and warrants, surrendered in net exercise	$3,494	$815	$7
Issuance of capital stock to acquire:
OPKO Biologics	$—	$586,643	$—
OPKO Renal	$21,155	$146,902	$—
OPKO Brazil	$—	$436	$—
OPKO Health Europe	$—	$4,404	$805
OPKO Lab	$—	$—	$32,888
OPKO Uruguay Ltda.	$159	$—	$—
Inspiro	$8,566	$—	$—

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
We own established pharmaceutical platforms in Chile, Spain, Mexico, and Uruguay, which are generating revenue and which we expect to facilitate future market entry for our products currently in development. In addition, we have established a global supply chain operation and holding company in Ireland and pharmaceutical operations in Brazil. We own a specialty active pharmaceutical ingredients (“APIs”) manufacturer in Israel, which we expect will facilitate the development of our pipeline of molecules and compounds for our proprietary molecular diagnostic and therapeutic products. In the U.S., we own a laboratory certified under the Clinical Laboratory Improvement Amendments of 1988, as amended (“CLIA”), with a urologic focus that generates revenue and serves as the commercial platform for the U.S. launch of our next generation prostate cancer test to improve cancer risk stratification of patient candidates prior to prostate biopsy.
We are incorporated in Delaware and our principal executive offices are located in leased offices in Miami, Florida. We lease office and lab space in Jupiter and Miramar, Florida, and Nes Ziona, Israel, which is where our molecular diagnostics research and development, oligonucleotide research and development and CTP research and development operations are based, respectively. We lease office, manufacturing and warehouse space in Woburn, Massachusetts for our point-of-care diagnostics business, and in Nesher, Israel for our API business. We lease laboratory and office space in Nashville, Tennessee, Burlingame, California, and Miramar, Florida for our CLIA-certified laboratory business, and we lease office space in Bannockburn, Illinois, and Markham, Ontario for our pharmaceutical business directed to chronic kidney disease (“CKD”). Our Chilean and Uruguayan operations are located in leased offices and warehouse facilities in Santiago and Montevideo, respectively. Our Mexican operations are based in owned offices, an owned manufacturing facility and a leased warehouse facility in Guadalajara and in leased offices in Mexico City. Our Spanish operations are based in owned offices in Barcelona, in an owned manufacturing facility in Banyoles and a leased warehouse facility in Palol de Revardit. Our Brazilian operations are located in leased offices in Sao Paulo. Our Irish operations are located in leased offices in Dublin.
Note 2 Summary of Significant Accounting Policies
Basis of presentation. The accompanying Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the U.S. and with the instructions to Form 10-K and of Regulation S-X.
Reclassifications and correction of immaterial errors. During 2013 and the first quarter of 2014, we reported payments for contingent consideration and some deferred payments as cash outflows from operating activities. Amounts paid pertaining to the initial purchase accounting contingent liabilities should have been classified as cash outflows from financing activities. Amounts paid in excess of the initial purchase accounting contingent liabilities have been classified as cash outflows from operating activities. We have corrected the amounts previously reported in our Form 10-K for the year ended December 31, 2013 in conjunction with the filing of this Form 10-K and the year ended December 31, 2014 by reducing cash outflows from operating activities and increasing cash outflows from financing activities by $2.5 million and $6.4 million for 2013 and 2014, respectively.
During the year ended December 31, 2013, we reported an $8.7 million loss on early conversion of our 2033 Senior Notes (defined in Note 6) in Other income (expense), net and expense of $43.1 million for the change in the fair value of the 2033 Senior Notes’ embedded derivative in Fair value changes of derivative instruments, net in our Consolidated Statement of Operations. The loss on early conversion was overstated by $9.7 million while the change in the fair value of the embedded derivative was understated by the same amount. We have corrected the amounts previously reported in our Consolidated Statement of Operations in our Form 10-K for the year ended December 31, 2013 in conjunction with the filing of this Form 10-K by increasing the expense related to the embedded derivative in the 2033 Senior Notes in Fair value changes of derivative instruments, net and reducing the early conversion of the 2033 Senior Notes in Other income (expense), net by $9.7 million. This adjustment also increased Change in fair value of derivative instruments and reduced Gain on conversion of 3.00% convertible senior notes by $9.7 million in our Consolidated Statement of Cash Flows. The adjustment only affects the components of Other income and expense in our Consolidated Statement of Operations and the components of Cash flows from operating activities in our Consolidated Statement of Cash Flows and does not affect Net loss, Net loss per share, net cash flows or income taxes for the period. See further discussion of the 2033 Senior Notes in Note 6.
Certain insignificant reclassifications have been made to the prior periods’ Consolidated Statements of Operations and Consolidated Statements of Cash Flows to conform to the current period’s presentation.
Principles of consolidation. The accompanying Consolidated Financial Statements include the accounts of OPKO Health, Inc. and of our wholly-owned subsidiaries and variable interest entities in which we are deemed to be the primary beneficiary. All intercompany accounts and transactions are eliminated in consolidation.
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
Pre-launch inventories. We may accumulate commercial quantities of certain product candidates prior to the date we anticipate that such products will receive final FDA approval.  The accumulation of such pre-launch inventories involves the risk that such products may not be approved for marketing by the FDA on a timely basis, or ever.  This risk notwithstanding, we may accumulate pre-launch inventories of certain products when such action is appropriate in relation to the commercial value of the product launch opportunity.  In accordance with our policy, this pre-launch inventory is expensed.  At December 31, 2014 and 2013, there were no pre-launch inventories recognized.
Goodwill and intangible assets. Goodwill represents the difference between the purchase price and the estimated fair value of the net assets acquired when accounted for by the purchase method of accounting and arose from our acquisitions of Pharma Genexx, S.A. (“OPKO Chile”), Pharmacos Exakta S.A. de C.V. (“OPKO Mexico”), CURNA, Inc. (“CURNA”), Claros Diagnostics, Inc. (“OPKO Diagnostics”), FineTech Pharmaceuticals, Ltd. (“FineTech”), ALS Distribuidora Limitada (“ALS”), Farmadiet Group Holding, S.L. (“OPKO Health Europe”), previously known as OPKO Spain, Prost-Data, Inc. (“OPKO Lab”), Cytochroma Inc. (“OPKO Renal”), Silcon Comércio, Importacao E Exportacao de Produtos Farmaceuticos e Cosmeticos Ltda. (“OPKO Brazil”) and PROLOR Biotech, Inc. (“OPKO Biologics”). Goodwill, in-process research and development (“IPR&D”) and other intangible assets acquired in business combinations, licensing and other transactions at December 31, 2014 and 2013, were $1.1 billion and $1.1 billion, respectively.
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
We amortize intangible assets with definite lives on a straight-line basis over their estimated useful lives, currently ranging from 3 to 10 years, and review for impairment at least annually, or when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. We use the straight-line method of amortization as there is no reliably determinable pattern in which the economic benefits of our intangible assets are consumed or otherwise used up. Amortization expense was $10.9 million, $11.1 million and $8.3 million for the years ended December 31, 2014, 2013 and

2012, respectively. Amortization expense from operations for our intangible assets is expected to be $10.9 million, $9.7 million, $9.0 million, $6.9 million and $6.3 million for the years ended December 2015, 2016, 2017, 2018 and 2019, respectively.
Fair value measurements. The carrying amounts of our cash and cash equivalents, accounts receivable and accounts payable approximate their fair value due to the short-term maturities of these instruments. Investments that are considered available for sale as of December 31, 2014 are carried at fair value.
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
Derivative financial instruments. We record derivative financial instruments on our Consolidated Balance Sheet at their fair value and recognize the changes in the fair value in our Consolidated Statement of Operations when they occur, the only exception being derivatives that qualify as hedges. For the derivative instrument to qualify as a hedge, we are required to meet strict hedge effectiveness and contemporaneous documentation requirements at the initiation of the hedge and assess the hedge effectiveness on an ongoing basis over the life of the hedge. At December 31, 2014 and 2013, our forward contracts for inventory purchases did not meet the documentation requirements to be designated as hedges. Accordingly, we recognize all changes in the fair values of our derivatives instruments, net, in our Consolidated Statement of Operations. Refer to Note 18.
Property, Plant, Equipment and Investment Properties. Property, plant, equipment and investment properties are recorded at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets, generally five to ten years and includes amortization expense for assets capitalized under capital leases. The estimated useful lives by asset class are as follows: software - 3 years, machinery and equipment - 5-8 years, furniture and fixtures - 5-10 years, leasehold improvements - the lesser of their useful life or the lease term, buildings and improvements - 10-40 years. Expenditures for repairs and maintenance are charged to expense as incurred. Depreciation expense was $4.0 million, $4.1 million and $1.8 million for the years ended December 31, 2014, 2013 and 2012, respectively.
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
For the years ended December 31, 2014, 2013 and 2012, revenue from services also includes $0.8 million, $0.8 million and $1.4 million, respectively, of revenue related to our consulting agreement with Neovasc and to revenue related to molecular diagnostics collaboration agreements. We recognize this revenue on a straight-line basis over the contractual term of the agreements.
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
Non-refundable license fees for the out-license of our technology are recognized depending on the provisions of each agreement. We recognize non-refundable upfront license payments as revenue upon receipt if the license has standalone value and qualifies for treatment as a separate unit of accounting under Accounting Standards Codification, or ASC, 605-25, Multiple-Element Arrangements. License fees with ongoing involvement or performance obligations that do not have standalone value are recorded as deferred revenue, included in Accrued expenses or Other long-term liabilities, when received and generally are recognized ratably over the period of such performance obligation only after both the license period has commenced and we have delivered the technology.
The assessment of our obligations and related performance periods requires significant management judgment. If an agreement contains research and development obligations, the relevant time period for the research and development phase is based on management estimates and could vary depending on the outcome of clinical trials and the regulatory approval process. Such changes could materially impact the revenue recognized, and as a result, management reviews the estimates related to the relevant time period of research and development on a quarterly basis. For the year ended December 31, 2014, 2013 and 2012 we recorded $5.5 million, $16.7 million and $0 of revenue from the transfer of intellectual property, respectively. For the year ended December 31, 2014, $5.0 million related to a milestone payment that TESARO, Inc. (“TESARO”) paid us under our license agreement with TESARO. For the year ended December 31, 2013, $12.5 million related to the sale of substantially all of our assets in the field of RNA interference to RXi Pharmaceuticals Corporation (“RXi”) and $3.8 million related to the rights granted to OAO Pharmsynthez (“Pharmsynthez”) for certain technologies. Refer to Note 4.
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
Total deferred revenue included in Accrued expenses and Other long-term liabilities was $6.7 million and $8.3 million at December 31, 2014 and 2013, respectively.
Allowance for doubtful accounts. We analyze accounts receivable balances by considering factors such as historical experience, customer credit worthiness, the age of the accounts receivable balances and current economic conditions and trends that may affect a customer’s ability to pay. The allowance for doubtful accounts is based on our assessment of the collectability of customer accounts. Our reported net loss is directly affected by our estimate of the collectability of accounts receivable. The amount of the allowance for doubtful accounts was $1.9 million and $1.9 million at December 31, 2014 and 2013, respectively.

Equity-based compensation. We measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is recognized in the Consolidated Statement of Operations over the period during which an employee is required to provide service in exchange for the award. We record excess tax benefits, realized from the exercise of stock options as a financing cash inflow rather than as a reduction of taxes paid in cash flow from operations. Equity-based compensation arrangements to non-employees are recorded at their fair value on the measurement date. The measurement of equity-based compensation to non-employees is subject to periodic adjustment as the underlying equity instruments vest. During the years ended December 31, 2014, 2013 and 2012, we recorded $14.8 million, $11.0 million and $5.1 million, respectively, of equity-based compensation expense.
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
Segment reporting. Our chief operating decision-maker (“CODM”) is Phillip Frost, M.D., our Chairman and Chief Executive Officer. Our CODM reviews our operating results and operating plans and makes resource allocation decisions on a Company-wide or aggregate basis. We currently manage our operations in two reportable segments, pharmaceuticals and diagnostics. The pharmaceutical segment consists of two operating segments, our (i) pharmaceutical research and development segment which is focused on the research and development of pharmaceutical products, and vaccines, and (ii) the pharmaceutical operations we acquired in Chile, Mexico, Israel, Spain, Uruguay and Brazil. The diagnostics segment consists of two operating segments, our (i) pathology operations we acquired through the acquisition of OPKO Lab and (ii) point-of-care and molecular diagnostics operations. There are no significant inter-segment sales. We evaluate the performance of each segment based on operating profit or loss. There is no inter-segment allocation of interest expense and income taxes.
Shipping and Handling Costs. We do not charge customers for shipping and handling costs. Shipping and handling costs are classified as Cost of revenues in the Consolidated Statements of Operations.
Variable interest entities. The consolidation of variable interest entities (“VIE”) is required when an enterprise has a controlling financial interest. A controlling financial interest in a VIE will have both of the following characteristics: (a) the power to direct the activities of a VIE that most significantly impact the VIE’s economic performance and (b) the obligation to absorb losses of the VIE that could potentially be significant to the VIE. Refer to Note 4.
Investments. We have made strategic investments in development stage and emerging companies. We record these investments as equity method investments or investments available for sale based on our percentage of ownership and whether we have significant influence over the operations of the investees. For investments classified under the equity method of accounting, we record our proportionate share of their losses in Losses from investments in investees in our Consolidated Statement of Operations. Refer to Note 4. For investments classified as available for sale, we record changes in their fair value as unrealized gain or loss in Other comprehensive income (loss) based on their closing price per share at the end of each reporting period. Refer to Note 4.
Recent accounting pronouncements. In July 2013, the FASB issued an Accounting Standards Update (“ASU”), ASU 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. ASU 2013-11 is intended to eliminate inconsistent practices regarding the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is available to reduce the taxable income or tax payable that would result from the disallowance of a tax position. ASU 2013-11 is effective for our fiscal year beginning January 1, 2014 and subsequent interim periods. The adoption of ASU 2013-11 does not have a material effect on our Consolidated Financial Statements.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers.” ASU No. 2014-09 clarifies the principles for recognizing revenue and develops a common revenue standard for GAAP and International Financial Reporting Standards that removes inconsistencies and weaknesses in revenue requirements, provides a more robust framework for addressing revenue issues, improves comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets, provides more useful information to users of financial statements through improved disclosure requirements and simplifies the preparation of financial statements by reducing the number of requirements to which an entity must refer. ASU No. 2014-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. Companies can choose to apply the ASU using either the full retrospective approach or a modified retrospective approach. We are currently evaluating both methods of adoption and the impact that the adoption of this ASU will have on our Consolidated Financial Statements.
In June 2014, the FASB issued ASU No. 2014-12, “Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period (a consensus of the FASB Emerging Issues Task Force).” ASU No. 2014-12 requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. ASU No. 2014-12 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015. Earlier adoption is permitted. The amendments can be applied either prospectively to all awards granted or modified after the effective date or retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards. We expect to apply the ASU prospectively and do not expect the adoption to have an impact on our Consolidated Financial Statements as our existing share-based payment awards do not fall within the scope of this ASU.
In August 2014, the FASB issued ASU No. 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” to provide guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and to provide related footnote disclosures. ASU 2014-15 is effective for annual periods ending after December 15, 2016 with early adoption permitted. We do not believe the impact of our pending adoption of ASU 2014-15 on our Consolidated Financial Statements will be material.
NOTE 3 LOSS PER SHARE
Basic loss per share is computed by dividing our net loss by the weighted average number of shares outstanding during the period. Diluted loss per share is computed by dividing our net loss increased by dividends on preferred stock by the weighted average number of shares outstanding and the impact of all dilutive potential common shares, primarily stock options. The dilutive impact of stock options and warrants is determined by applying the “treasury stock” method. In the periods in which their effect would be antidilutive, no effect has been given to outstanding options, warrants or convertible Preferred Stock in the diluted computation. Potentially dilutive shares issuable pursuant to the 2033 Senior Notes (defined in Note 6) were not included in the computation of net loss per share for the year ended December 31, 2014, because their inclusion would be antidilutive.
A total of 28,456,149, 32,105,859 and 26,695,436 potential shares of Common Stock have been excluded from the calculation of diluted net loss per share for the years ended December 31, 2014, 2013 and 2012, respectively, because their inclusion would be antidilutive.
During the year ended December 31, 2014, 5,787,983 Common Stock options and Common Stock warrants to purchase shares of our Common Stock were exercised, resulting in the issuance of 5,392,741 shares of Common Stock. Of the 5,787,983 Common Stock options and Common Stock warrants exercised, 426 shares of Common Stock were surrendered in lieu of a cash payment via the net exercise feature of the agreements.
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

Note 4 Acquisitions, Investments and Licenses
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
Inspiro’s Inspiromatic is a “smart” easy-to-use dry powder inhaler with several advantages over existing devices. We anticipate that this innovative device will play a valuable role in the improvement of therapy for asthma, chronic obstructive pulmonary disease, cystic fibrosis and other respiratory diseases. We recorded the transaction as an asset acquisition and recorded the assets and liabilities at fair value. As the asset had no alternative future use, we recorded $10.1 million of acquired in-process research and development expenses.
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
OPKO Renal acquisition
In March 2013, we acquired OPKO Renal, formerly Cytochroma, Inc., whose lead products, both in Phase 3 development, are Rayaldee (CTAP101), a vitamin D prohormone to treat secondary hyperparathyroidism in patients with stage 3 or 4 CKD and vitamin D insufficiency, and Alpharen (Fermagate Tablets), a non-absorbed phosphate binder to treat hyperphosphatemia in dialysis patients (the “OPKO Renal Acquisition”).
In connection with the OPKO Renal Acquisition, we delivered 20,517,030 shares of our Common Stock valued at $146.9 million based on the closing price per share of our Common Stock as reported by the NYSE on the actual closing date of the acquisition, or $7.16 per share. The number of shares issued was based on the volume-weighted average price per share of our Common Stock as reported on the NYSE for the 10 trading days immediately preceding the date of the purchase agreement for the OPKO Renal Acquisition, or $4.87 per share.
In addition, the OPKO Renal Acquisition requires payments of up to an additional $190.0 million in cash or additional shares of our Common Stock, at our election, upon the achievement of certain milestones relating to development and annual revenue. As a result, we recorded $47.7 million as contingent consideration at acquisition. We evaluate the contingent consideration on an ongoing basis and the changes in the fair value are recognized in earnings until the milestones are achieved. Refer to Note 17.

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
The following table summarizes the purchase price allocation and the fair value of the net assets acquired and liabilities assumed in the acquisitions of OPKO Renal and OPKO Biologics:

(In thousands)	OPKO Renal	OPKO Biologics
Current assets (1)	$1,224	$21,500
Intangible assets:
In-process research and development	191,530	590,200
Patents	210	—
Total intangible assets	191,740	590,200
Goodwill	2,411	139,784
Property, plant and equipment	306	1,057
Other assets	—	371
Accounts payable and accrued expenses	(1,069)	(9,866)
Deferred tax liability	—	(156,403)
Total purchase price	$194,612	$586,643

(1)	Current assets include cash of $0.4 million and $20.5 million related to the OPKO Renal and OPKO Biologics acquisitions, respectively.
Goodwill from the acquisition of OPKO Biologics principally relates to the deferred tax liability generated as a result of this being a stock transaction and the assembled workforce. Goodwill from the acquisition of OPKO Renal principally relates to the assembled workforce. Goodwill is not tax deductible for income tax purposes.
Pro forma disclosure for acquisitions
The following table includes the pro forma results for the years ended December 31, 2013 and 2012 of the combined companies as though the acquisition of OPKO Biologics and OPKO Renal had been completed as of the beginning of the period presented.

	For the years ended December 31,
(In thousands)	2013	2012
Revenues	$96,530	$53,595
Loss from continuing operations	—	(63,479)
Net loss	(147,546)	(55,663)
Net loss attributable to common shareholders	(145,027)	(57,411)
Basic and diluted loss per share	$(0.37)	$(0.15)
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
We accounted for this acquisition as an asset acquisition rather than a business combination. As a result, we recorded the assets at fair value, with most of the value being allocated to the most significant asset, its pharmaceutical business licenses.

Investments
The following table reflects the accounting method, carrying value and underlying equity in net assets of our unconsolidated investments as of December 31, 2014:

(in thousands)
Investment type	Investment Carrying Value	Underlying Equity in Net Assets
Equity method investments	$9,400	$30,787
Variable interest entity, equity method	981	—
Available for sale investments	5,758
Warrants and options	6,314
Total carrying value of investments	$22,453
Equity Method Investments
Our equity method investments consist of investments in Pharmsynthez (ownership 17%), Cocrystal Pharma, Inc. (“CPI”) (8%), Sevion Therapeutics, Inc. (“Sevion”) (4%), Non-Invasive Monitoring Systems, Inc. (1%) and Neovasc Inc. (6%). The total assets, liabilities, and net losses of our equity method investees for the year ended December 31, 2014 were $466.7 million, $91.5 million, and $55.9 million, respectively. We have determined that we and/or our related parties can significantly influence the success of our equity method investments through our board representation and voting power. Accordingly, we account for our investment in these entities under the equity method. For investments classified under the equity method of accounting, we record our proportionate share of their losses in Loss from investments in investees in our Consolidated Statement of Operations. The aggregate value of our equity method investments based on the quoted market price of their common stock and the number of shares held by us as of December 31, 2014 is $49.2 million. See further discussion of our investment in Pharmsynthez below.
Available for Sale Investments
Our available for sale investments consist of investments in RXi Pharmaceuticals Corporation (“RXi”) (ownership 11%), ChromaDex Corporation (2%) and ARNO Therapeutics, Inc. (“ARNO”) (4%). We have determined that our ownership, along with that of our related parties, does not provide us with significant influence over the operations of our available for sale investments. Accordingly, we account for our investment in these entities as available for sale, and we record changes in these investments as an unrealized gain or loss in Other comprehensive income (loss) each reporting period.
Based on our evaluation of the value of our investment in ARNO, including ARNO’s decreasing stock price during the year ended December 31, 2014, we determined that the decline in fair value of our ARNO common shares was other-than-temporary and recorded an impairment charge of $1.4 million in Other income (expense), net in our Consolidated Statement of Operations for the year ended December 31, 2014 to write our investment in ARNO common shares down to its fair value of $0.6 million as of December 31, 2014. See further discussion of the Company’s available for sale investments in Note 17.
Sales of Investments
Gains (losses) included in earnings from sales of our investments for the years ended December 31, 2014, 2013 and 2012 were $1.3 million, $29.9 million and $0.0 million, respectively, and were recorded in Other income (expense), net in our Consolidated Statement of Operations. The cost of securities sold is based on the specific identification method.
Warrants and Options
In addition to our equity method investments and available for sale investments, we hold options to purchase 1.0 million additional shares of Neovasc, which are fully vested as of December 31, 2014, and 1.0 million, 1.7 million and 0.1 million warrants to purchase additional shares of CPI, ARNO and Sevion, respectively. We recorded the changes in the fair value of the options and warrants in Fair value changes of derivative instruments, net in our Consolidated Statements of Operations. We record the fair value of the options and warrants in Investments, net in our Consolidated Balance Sheets. See further discussion of the Company’s options and warrants in Note 17 and Note 18.

Pharmsynthez
In April 2013, we entered into a series of concurrent transactions with Pharmsynthez, a Russian pharmaceutical company traded on the Moscow Stock Exchange. The transactions consisted of:

•	We delivered approximately $9.6 million to Pharmsynthez.

•	Pharmsynthez issued to us approximately 13.6 million of its common shares.

•
Pharmsynthez agreed, at its option, to issue approximately 12.0 million common shares to us or to pay us cash in Russian Rubles (“RUR”) 265.0 million (approximately $8.1 million as of December 31, 2013) on or before December 31, 2013 (the “Pharmsynthez Note Receivable”). In January 2014, Pharmsynthez delivered to us approximately 12.0 million shares of its common stock in satisfaction of the Pharmsynthez Notes Receivable.

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

•
We will receive from Pharmsynthez royalties on net sales of products incorporating the technologies in the Territories, as well as a percentage of any sublicense income from third parties for the technologies in the Territories.

•	Pharmsynthez paid us $9.5 million under the various collaboration and funding agreements for the grant of rights and development of the technologies (the “Collaboration Payments”).
We recorded the shares received in Pharmsynthez as an equity method investment.  We initially recorded the Pharmsynthez Note Receivable, and the Purchase Option, as financial instruments and elected the fair value option for subsequent measurement. Changes in the fair value of the Pharmsynthez Note Receivable and the Purchase Option were recorded in Fair value changes of derivative instruments, net in our Consolidated Statements of Operations. Upon settlement in January 2014, we recorded the additional shares at fair value as an equity method investment.
We have accounted for the license and development activities as a multi-element arrangement, and allocated the total arrangement consideration based on the relative selling prices of the elements. We record the allocated consideration for development activities as an offset to Research and development expenses over the three-year term of the Collaboration Payments. We recorded revenue in connection with the grant of rights to the technologies proportionately as the payments were received.
During the years ended December 31, 2014 and 2013, we received $1.4 million and $8.2 million, respectively, related to the Collaboration Payments of which we recorded $0.5 million and $3.8 million in Revenue from transfer of intellectual property and $1.6 million and $1.1 million as an offset to Research and development expenses in 2014 and 2013, respectively.
Investments in variable interest entities
We have determined that we hold variable interests in SciVac Ltd (“SciVac”) and Zebra Biologics, Inc. (“Zebra”). We made this determination as a result of our assessment that they do not have sufficient resources to carry out their principal activities without additional financial support.
We acquired 840,000 shares of Zebra Series A-2 Preferred Stock and 900,000 shares of Zebra restricted common stock (ownership 28% at December 31, 2014). Zebra is a privately held biotechnology company focused on the discovery and development of biosuperior antibody therapeutics and complex drugs. Dr. Richard Lerner, M.D., a member of our Board of Directors, is a founder of Zebra and, along with Dr. Frost, serves as a member of Zebra’s Board of Directors.
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

Consolidated variable interest entities
In June 2012, we acquired a 50% stock ownership in SciVac (45% as of December 31, 2014) from FDS Pharma LLP (“FDS”). SciVac is a privately-held Israeli company that produces a third-generation hepatitis B-vaccine. From November 2012 until December 31, 2014, we loaned to SciVac a combined $5.7 million for working capital purposes. We have determined that we hold variable interests in SciVac based on our assessment that SciVac does not have sufficient resources to carry out its principal activities without financial support. In order to determine the fair market value of our investment in SciVac, we have utilized a business enterprise valuation approach.
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
The following table represents the consolidated assets and non-recourse liabilities related to SciVac as of December 31, 2014 and December 31, 2013. These assets are owned by, and these liabilities are obligations of, SciVac, not us.

(In thousands)	December 31, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$393	$2
Accounts receivable, net	316	283
Inventories, net	1,649	1,696
Prepaid expenses and other current assets	718	218
Total current assets	3,076	2,199
Property, plant and equipment, net	1,725	1,374
Intangible assets, net	875	1,111
Goodwill	1,553	1,821
Other assets	384	261
Total assets	$7,613	$6,766
Liabilities
Current liabilities:
Accounts payable	$445	$1,136
Accrued expenses	4,446	6,498
Notes payable	5,189	1,537
Total current liabilities	10,080	9,171
Other long-term liabilities	2,042	1,240
Total liabilities	$12,122	$10,411

Note 5 Composition of Certain Financial Statement Captions

	For the years ended December 31,
(In thousands)	2014	2013
Accounts receivable, net
Accounts receivable	$21,875	$21,651
Less: allowance for doubtful accounts	(1,906)	(1,884)
	$19,969	$19,767
Inventories, net
Finished products	$12,116	$13,374
Work in-process	1,011	1,350
Raw materials	4,116	4,132
Less: inventory reserve	(639)	(777)
	$16,604	$18,079
Prepaid expenses and other current assets
Prepaid supplies	$1,123	$945
Prepaid insurance	968	892
Pharmsynthez notes receivable	—	6,151
Other receivables	669	1,985
Taxes recoverable	2,417	3,458
Other	4,212	5,653
	$9,389	$19,084
Property, plant, equipment and investment properties, net:
Machinery and equipment	$13,710	$11,656
Building	3,171	3,615
Land	2,391	2,666
Furniture and fixtures	2,148	2,051
Software	1,695	807
Leasehold improvements	3,592	3,107
Construction in process	225	489
Less: accumulated depreciation	(10,521)	(7,364)
	$16,411	$17,027
Intangible assets, net:
Technologies	$52,508	$51,660
Customer relationships	22,108	22,725
Product registrations	8,763	9,692
Trade names	3,483	3,669
Covenants not to compete	8,639	8,671
Other	1,079	2,519
Less: accumulated amortization	(33,931)	(24,403)
	$62,649	$74,533
Accrued expenses:
Taxes payable	$77	$702
Deferred revenue	4,185	7,639
Clinical trials	8,643	3,342
Professional fees	1,860	402
Employee benefits	4,127	4,399
Deferred acquisition payments, net of discount	15	5,465

	For the years ended December 31,
Contingent consideration	27,352	28,047
Other	14,653	15,878
	$60,912	$65,874

Other long-term liabilities:
Contingent consideration – OPKO Renal	$36,529	$34,401
Contingent consideration – OPKO Health Europe	254	504
Contingent consideration – OPKO Diagnostics	6,992	8,340
Contingent consideration – CURNA	440	316
Mortgages and other debts payable	2,434	3,270
Deferred tax liabilities	167,153	166,435
Other, including deferred revenue	3,556	1,509
	$217,358	$214,775
The following table summarizes the fair values assigned to our major intangible asset classes upon each acquisition:

(In thousands)	Technology	In-process research and development	Customer relationships	Product registrations	Covenants not to compete	Tradename	Other	Total identified intangible assets	Goodwill
OPKO Chile(1)	$—	$—	$3,945	$5,829	$—	$1,032	$—	$10,806	$5,441
OPKO Mexico	—	—	121	77	70	77	—	345	21
CURNA	—	10,000	—	—	—	—	290	10,290	4,827
OPKO Diagnostics	44,400	—	—	—	—	—	—	44,400	17,977
FineTech	2,700	—	14,200	—	1,500	400	—	18,800	11,623
OPKO Health Europe	3,017	1,459	436	2,930	187	349	—	8,378	8,062
OPKO Lab	1,370	—	3,860	—	6,900	1,830	70	14,030	29,629
SciVac	1,090	—	40	—	—	—	—	1,130	760
OPKO Brazil	—	—	—	—	—	—	686	686	—
OPKO Renal	—	191,530	—	—	—	—	210	191,740	2,411
OPKO Biologics	—	590,200	—	—	—	—	—	590,200	139,784
OPKO Uruguay Ltda.	—	—	—	—	—	—	347	347	—
Weighted average amortization period	9 years	Indefinite	6 years	9 years	5 years	4 years	4 years		Indefinite

(1)	Includes intangible assets and goodwill related to ALS acquisition.
All of the intangible assets and goodwill acquired relate to our acquisitions of OPKO Chile, including the intangible assets and goodwill related to the ALS acquisition, OPKO Mexico, CURNA, OPKO Diagnostics, FineTech, OPKO Health Europe, OPKO Lab, OPKO Brazil, OPKO Renal, OPKO Biologics, OPKO Uruguay Ltda. and SciVac, a consolidated VIE. The pharmaceutical, nutraceutical and veterinary products from ALS and OPKO Health Europe do not require ongoing product renewals. We do not anticipate capitalizing the cost of product registration renewals, rather we expect to expense these costs, as incurred. Our goodwill is not tax deductible for income tax purposes in the U.S., Chile, Canada, Mexico, Spain, or Israel.
At December 31, 2014, the changes in value of the intangible assets and goodwill are primarily due to foreign currency fluctuations between the Chilean and Mexican pesos, the Euro and the Shekel against the U.S. dollar. At December 31, 2013, the changes in value of the intangible assets and goodwill are primarily due to the acquisitions of OPKO Brazil, Cytochroma and PROLOR, as well as the foreign currency fluctuations between the Chilean and Mexican pesos, the Brazilian reals, the euro and the shekel against the U.S. dollar.

The following table reflects the changes in the allowance for doubtful accounts, provision for inventory reserve and tax valuation allowance accounts:

(In thousands)	Beginning balance	Charged to expense	Written-off	Charged to other	Ending balance
2014
Allowance for doubtful accounts	$(1,884)	(646)	321	303	$(1,906)
Inventory reserve	$(777)	(1,082)	1,028	192	$(639)
Tax valuation allowance	$(85,370)	—	—	(46,561)	$(131,931)
2013
Allowance for doubtful accounts	$(474)	(979)	28	(459)	$(1,884)
Inventory reserve	$(1,313)	(2,015)	2,188	363	$(777)
Tax valuation allowance	$(59,145)	(1,148)	—	(25,077)	$(85,370)
The following table summarizes the changes in Goodwill during the years ended December 31, 2014.

	2014				2013
(In thousands)	Balance at January 1st	Acquisitions	Foreign exchange	Balance at December 31st	Balance at January 1	Acquisitions	Foreign exchange, other	Balance at December 31
Pharmaceuticals
CURNA	$4,827	$—	$—	$4,827	$4,827	$—	$—	$4,827
OPKO Mexico	114	—	(14)	100	114	—	—	114
OPKO Chile	6,102	—	(819)	5,283	6,697	—	(595)	6,102
OPKO Health Europe	9,075	—	(1,062)	8,013	8,712	—	363	9,075
FineTech	11,698	—	—	11,698	11,698	—	—	11,698
SciVac	1,739	—	(186)	1,553	796	—	943	1,739
OPKO Renal	2,069	—	—	2,069	—	2,411	(342)	2,069
OPKO Biologics	139,784	—	—	139,784	—	139,784	—	139,784
Diagnostics
OPKO Diagnostics	17,977	—	—	17,977	17,977	—	—	17,977
OPKO Lab	32,988	—	—	32,988	29,629	—	3,359	32,988
	$226,373	$—	$(2,081)	$224,292	$80,450	$142,195	$3,728	$226,373

Note 6 Debt
In January 2013, we entered into note purchase agreements (the “2033 Senior Notes”) with qualified institutional buyers and accredited investors (collectively, the “Purchaser”) in a private placement in reliance on exemptions from registration under the Securities Act of 1933, (the “Securities Act”). The Purchasers of the 2033 Senior Notes include Frost Gamma Investments Trust, a trust affiliated with Dr. Frost, and Hsu Gamma Investment, L.P., an entity affiliated with Dr. Hsiao. The 2033 Senior Notes were issued on January 30, 2013. The 2033 Senior Notes, which total $175.0 million, bear interest at the rate of 3.00% per year, payable semiannually on February 1 and August 1 of each year, beginning August 1, 2013. The 2033 Senior Notes will mature on February 1, 2033, unless earlier repurchased, redeemed or converted. Upon a fundamental change as defined in the instruments governing the 2033 Senior Notes, subject to certain exceptions, the holders may require us to repurchase all or any portion of their 2033 Senior Notes for cash at a repurchase price equal to 100% of the principal amount of the 2033 Senior Notes being repurchased, plus any accrued and unpaid interest to but not including the fundamental change repurchase date.
The following table sets forth information related to the 2033 Senior Notes which is included our Consolidated Balance Sheets as of December 31, 2014:

(In thousands)	Embedded conversion option	2033 Senior Notes	Discount	Total
Balance at December 31, 2013	$101,087	$158,064	$(47,239)	$211,912
Amortization of debt discount	—	—	5,662	5,662
Change in fair value of embedded derivative	12,213	—	—	12,213
Conversion	(47,353)	(70,422)	19,442	(98,333)
Balance at December 31, 2014	$65,947	$87,642	$(22,135)	$131,454
The following table sets forth information related to the 2033 Senior Notes which is included our Consolidated Balance Sheets as of December 31, 2013:

(In thousands)	Embedded conversion option	2033 Senior Notes	Discount	Total
Balance at December 31, 2012	$—	$—	$—	$—
Issuance of 3.00% convertible notes	59,204	175,000	(59,204)	175,000
Amortization of debt discount	—	—	6,596	6,596
Change in fair value of embedded derivative	52,742	—	—	52,742
Conversion	(10,859)	(16,936)	5,369	(22,426)
Balance at December 31, 2013	$101,087	$158,064	$(47,239)	$211,912
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
On August 30, 2013, one of the conversion rights in the 2033 Senior Notes was triggered. Holders of the 2033 Senior Notes converted $16.9 million principal amount into 2,396,145 shares of our Common Stock at a rate of 141.48 shares of Common Stock per $1,000 principal amount of 2033 Senior Notes. We recorded a $1.0 million non-cash gain related to the conversion. The gain on exchange is included within Other income (expense) on our Consolidated Statement of Operations.
In June 2014, we entered into an exchange agreement with a holder of the Company’s Notes pursuant to which such holder exchanged $70.4 million in aggregate principal amount of Notes for 10,974,431 shares of the Company’s Common Stock and approximately $0.8 million in cash representing accrued interest through the date of completion of the exchange. We recorded a $2.7 million non-cash gain related to the exchange. The gain on exchange is included within Other income (expense) on our Consolidated Statement of Operations.
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

The following table sets forth the inputs to the lattice model used to value the embedded derivative:

	December 31, 2014	December 31, 2013	Issuance Date
Stock price	$9.99	$8.44	$6.20
Conversion Rate	141.4827	141.4827	141.4827
Conversion Price	$7.07	$7.07	$7.07
Maturity date	February 1, 2033	February 1, 2033	February 1, 2033
Risk-free interest rate	1.40%	1.78%	1.12%
Estimated stock volatility	39%	55%	40%
Estimated credit spread	1,081 basis points	828 basis points	944 basis points
The following table sets forth the fair value of the 2033 Senior Notes with and without the embedded derivatives, and the fair value of the embedded derivatives at December 31, 2014, December 31, 2013, and January 30, 2013. At December 31, 2014, December 31, 2013, and January 30, 2013, the principal amount of the 2033 Senior Notes was $87.6 million, $158.1 million and $175.0 million, respectively:

(In thousands)	December 31, 2014	December 31, 2013	Issuance Date
Fair value of 2033 Senior Notes:
With the embedded derivatives	$129,009	$218,081	$175,000
Without the embedded derivatives	$63,062	$116,994	$115,796
Estimated fair value of the embedded derivatives	$65,947	$101,087	$59,204
Changes in certain inputs into the lattice model can have a significant impact on changes in the estimated fair value of the embedded derivatives. For example, a decrease in our estimated credit spread results in an increase in the estimated value of the embedded derivatives. Conversely, a decrease in the price of our Common Stock results in a decrease in the estimated fair value of the embedded derivatives. For the years ended December 31, 2014 and 2013, we observed an increase in the market price of our Common Stock which primarily resulted in a $12.2 million and $52.7 million increase, respectively, in the estimated fair value of our embedded derivatives recorded in Fair value changes of derivative instruments, net in our Consolidated Statements of Operations.
We have line of credit agreements with ten financial institutions as of December 31, 2014 and twelve financial institutions as of December 31, 2013 in Chile and Spain. These lines of credit are used primarily as a source of working capital for inventory purchases.
The following table summarizes the amounts outstanding under the Chilean and Spanish lines of credit:

(Dollars in thousands)			Balance Outstanding
Lender	Interest rate on borrowings at December 31, 2014	Credit line capacity	December 31, 2014	December 31, 2013
Itau Bank	6.52%	$1,800	965	$1,999
Bank of Chile	6.34%	2,250	1,410	2,079
BICE Bank	6.16%	1,700	1,249	516
Corp Banca	—%	—	—	(47)
BBVA Bank	5.00%	2,000	795	523
Penta Bank	7.34%	1,200	1,008	946
Security Bank	6.16%	640	361	1,075
BCI	—%	—	—	198
Estado Bank	5.30%	2,800	1,870	1,772
Sabadell Bank	4.50%	182	—	—
BBVA Bank	4.75%	304	—	—
Santander Bank	4.50%	243	—	—
Total		$13,119	$7,658	$9,061

At December 31, 2014 and 2013, the weighted average interest rate on our lines of credit was approximately 6.1% and 7.7%, respectively.
At December 31, 2014 and 2013, we had mortgage notes and other debt related to OPKO Health Europe as follows:

(In thousands)	December 31, 2014	December 31, 2013
Current portion of notes payable	$608	$1,964
Other long-term liabilities	2,435	3,270
Total mortgage notes and other debt	$3,043	$5,234
The mortgages and other debts mature at various dates ranging from 2015 through 2024 bearing variable interest rates from 2.7% up to 6.3%. The weighted average interest rate on the mortgage notes and other debt at December 31, 2014 and 2013, was 3.4% and 3.9%, respectively. The mortgages are secured by our office space in Barcelona.
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
In addition to our equity-based compensation plans, we have issued warrants to purchase our Common Stock. Refer to Note 9 for additional information on our share-based compensation plans. The table below provides additional information for warrants outstanding as of December 31, 2014.

Warrants	Number of warrants	Weighted average exercise price	Expiration date
Outstanding at December 31, 2013	24,496,664	$0.94	Various from September 2014 through March 2017
Issued	—	—
Exercised	(3,064,317)	2.29
Expired	(2,601)	0.01
Outstanding and Exercisable at December 31, 2014	21,429,746	$0.75	Various from July 2015 through March 2017
Of the 3,064,317 Common Stock warrants exercised, 426 shares were surrendered in lieu of a cash payment via the net exercise feature of the warrant agreements.
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
Of the authorized Preferred Stock, 4,000,000 shares and 500,000 shares were designated Series A Preferred Stock and Series C Preferred Stock, respectively. As of December 31, 2014 and 2013, there were no shares of Series A Preferred Stock or Series C Preferred Stock issued or outstanding.
8% Series D Cumulative Convertible Preferred Stock
Of the authorized Preferred Stock, 2,000,000 shares were designated 8% Series D Cumulative Convertible Preferred Stock (“Series D Preferred Stock”). On March 1, 2013, our Board of Directors declared a cash dividend to all Series D Preferred Stockholders as of March 8, 2013. The total cash dividend paid was approximately $3.0 million. In addition, the Company also exercised its option to convert all 1,129,032 shares of our outstanding Series D Preferred Stock into 11,290,320 shares of our Common Stock effective of March 8, 2013. Following the conversion there are no outstanding shares of Series D Preferred Stock. As of December 31, 2014 and 2013, there were no shares of Series D Preferred Stock issued or outstanding.
The 2012 cash dividend to Series D Preferred Stockholders was approximately $3.0 million. As of December 31, 2012 we had approximately $2.30 per Series D Preferred Share, or $2.6 million, of Series D Preferred Stock dividends in arrears.
Note 8 Accumulated Other Comprehensive Income
For the year ended December 31, 2014, changes in Accumulated other comprehensive income (loss), net of tax, were as follows:

(In thousands)	Foreign currency	Unrealized gain (loss) in Accumulated OCI	Total
Balance at December 31, 2013	$1,371	$2,047	$3,418
Other comprehensive income before reclassifications, net of tax (1)	(8,088)	(8,044)	(16,132)
Amounts reclassified from accumulated other comprehensive income, net of tax (1)	—	322	322
Net other comprehensive loss	(8,088)	(7,722)	(15,810)
Balance at December 31, 2014	$(6,717)	$(5,675)	$(12,392)

(1)	Effective tax rate of 40.13%.
Amounts reclassified from Accumulated other comprehensive income (loss) for the year ended December 31, 2014 includes $1.3 million realized gain on the sales of certain of our investments available for sale. Of the $1.3 million gain on the sales of our investments available for sale, a $0.9 million gain was reclassified from unrealized gains in Accumulated other comprehensive income (loss) to Other income (expense), net for the year ended December 31, 2014. Amounts reclassified from Accumulated other comprehensive income (loss) also includes an other-than-temporary impairment charge on our investment in ARNO as discussed in Note 4. Amounts reclassified for our available for sale investments were based on the specific identification method.
For the year ended December 31, 2013, changes in Accumulated other comprehensive income, net of tax, were as follows:

(In thousands)	Foreign currency	Unrealized gain (loss) in Accumulated OCI	Total
Balance at December 31, 2012	$3,196	$4,160	$7,356
Other comprehensive income before reclassifications, net of tax (1)	(1,825)	2,467	642
Amounts reclassified from accumulated other comprehensive income, net of tax (1)	—	(4,580)	(4,580)
Net other comprehensive loss	(1,825)	(2,113)	(3,938)
Balance at December 31, 2013	$1,371	$2,047	$3,418

(1)	Effective tax rate of 38.47%.

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
Note 9 Equity-Based Compensation
We maintain five equity-based incentive compensation plans, the Acuity Pharmaceuticals, Inc. 2003 Equity Incentive Plan, 2007 Equity Incentive Plan, the 2000 Stock Option Plan, the Modigene Inc. 2005 Stock Incentive Plan and the Modigene Inc. 2007 Equity Incentive Plan that provide for grants of stock options and restricted stock to our directors, officers, key employees and certain outside consultants. Equity awards granted under our 2007 Equity Incentive Plan are exercisable for a period of either 7 years or 10 years from the date of grant. Equity awards granted under our 2000 Stock Option Plan, 2003 Equity Incentive Plan and the two Modigene Plans are exercisable for a period of up to 10 years from date of grant. Vesting periods range from immediate to 5 years.
We classify the cash flows resulting from the tax benefit that arises when the tax deductions exceed the compensation cost recognized for those equity awards (excess tax benefits) as financing cash inflows. There were no excess tax benefits for the years ended December 31, 2014, 2013, and 2012.
Equity-based compensation arrangements to non-employees are accounted for at their fair value on the measurement date. The measurement of equity-based compensation to non-employees is subject to periodic adjustment over the vesting period of the equity instruments.
Valuation and Expense Information
We recorded equity based compensation expense of $14.8 million, $11.0 million and $5.1 million for the years ended December 31, 2014, 2013, and 2012, respectively, all of which were reflected as operating expenses. Of the $14.8 million of equity based compensation expense recorded in the year ended December 31, 2014, $9.7 million was recorded as selling, general and administrative expenses, $5.0 million was recorded as research and development expenses and $0.1 million was recorded as a cost of revenue. Of the $11.0 million of equity based compensation expense recorded in the year ended December 31, 2013, $7.3 million was recorded as selling, general and administrative expense and $3.6 million was recorded as research and development expenses. Of the $5.1 million of equity based compensation expense recorded in the year ended December 31, 2012, $3.1 million was recorded as selling, general and administrative expense and $2.0 million was recorded as research and development expenses.
We estimate forfeitures of stock options and recognize compensation cost only for those awards expected to vest. Forfeiture rates are determined for all employees and non-employee directors based on historical experience and our estimate of future vesting. Estimated forfeiture rates are adjusted from time to time based on actual forfeiture experience.
As of December 31, 2014, there was $41.5 million of unrecognized compensation cost related to the stock options granted under our equity-based incentive compensation plans. Such cost is expected to be recognized over a weighted-average period of approximately 3.0 years.
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

	Year Ended December 31, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012
Expected term (in years)	1.0 - 10.0	1.0 - 7.0	1.0 - 7.0
Risk-free interest rate	.10% - 2.65%	0.15% - 2.45%	0.09% - 2.61%
Expected volatility	31% - 72%	0.31% - 83%	69%
Expected dividend yield	0%	0%	0%
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
Expected Volatility: The expected volatility for stock options with an expected life of 7 years or less was based on the historical volatility of our stock. The expected volatility for stock options with an expected life of 8 years or greater was based on an average of the volatility of a peer group of publicly-traded entities and the historical volatility of our stock, which we believe will be representative of the volatility over the expected term of the options. We believe the use of peer group’s historical volatility is appropriate as our equity shares have not been publicly-traded for 8 years.
Expected Dividend Yield: We do not intend to pay dividends on Common Stock for the foreseeable future. Accordingly, we used a dividend yield of zero in the assumptions.
We maintain incentive stock plans that provide for the grants of stock options to our directors, officers, employees and non-employee consultants. As of December 31, 2014, there were 16,736,892 shares of Common Stock reserved for issuance under our 2007 Incentive Plan. We intend to issue new shares upon the exercise of stock options. Stock options granted under these plans have been granted at an option price equal to the closing market value of the stock on the date of the grant. Stock options granted under these plans to employees typically become exercisable over four years in equal annual installments after the date of grant, and stock options granted to non-employee directors become exercisable in full one-year after the grant date, subject to, in each case, continuous service with us during the applicable vesting period. We assumed stock options to grant Common Stock as part of the mergers with Acuity Pharmaceuticals, Inc., Froptix, Inc. and OPKO Biologics, which reflected various vesting schedules, including monthly vesting to employees and non-employee consultants.
A summary of option activity under our stock option plans as of December 31, 2014, and the changes during the year is presented below:

Options	Number of options	Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate intrinsic value (in thousands)
Outstanding at December 31, 2013	21,350,597	$4.47	4.8	$85,186
Granted	5,437,500	$8.47
Exercised	(2,723,666)	$3.45
Forfeited	(727,126)	$5.65
Expired	(37,386)	$0.71
Outstanding at December 31, 2014	23,299,919	$5.50	5.37	$104,797
Vested and expected to vest at December 31, 2014	21,943,140	$5.35	5.25	$101,859
Exercisable at December 31, 2014	11,876,035	$3.89	4.09	$72,481
The total intrinsic value of stock options exercised for the years ended December 31, 2014, 2013, and 2012 was $14.6 million, $59.5 million and $2.4 million, respectively.
The weighted average grant date fair value of stock options granted for the years ended December 31, 2014, 2013, and 2012 was $4.64, $4.00, and $2.44, respectively. The total fair value of stock options vested during the years ended December 31, 2014, 2013, and 2012 was $10.9 million, $5.9 million and $3.4 million, respectively.
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

Note 10 Income Taxes
We operate and are required to file tax returns in the U.S. and various foreign jurisdictions.
The (expense) benefit for incomes taxes consists of the following:

	For the years ended December 31,
(In thousands)	2014	2013	2012
Current
Federal	$225	$—	$—
State	247	—	—
Foreign	(1,514)	(1,073)	(332)
	(1,042)	(1,073)	(332)
Deferred
Federal	—	(1,161)	8,191
State	(167)	(104)	1,038
Foreign	1,185	666	729
	1,018	(599)	9,958
Total, net	$(24)	$(1,672)	$9,626
Deferred income tax assets and liabilities as of December 31, 2014 and 2013 are comprised of the following:

(In thousands)	December 31, 2014	December 31, 2013
Deferred income tax assets:
Federal net operating loss	$63,004	$43,869
State net operating loss	12,050	6,987
Foreign net operating loss	25,825	20,545
Research and development expense	9,244	4,746
Research and development tax credit	6,077	4,876
Stock options	18,422	13,981
Accruals	1,764	1,936
Equity investments	8,038	4,756
Other	4,702	2,904
Deferred income tax assets	149,126	104,600
Deferred income tax liabilities:
Intangible assets	(177,074)	(179,414)
Other	(4,305)	(4,996)
Deferred income tax liabilities	(181,379)	(184,410)
Net deferred income tax assets	(32,253)	(79,810)
Valuation allowance	(131,931)	(85,370)
Net deferred income tax liabilities	$(164,184)	$(165,180)
The changes in deferred income tax assets, liabilities and valuation allowances at December 31, 2014 reflect the acquisition of various legal entities, including the tax attributes. Certain deferred tax assets and liabilities have been changed to properly reflect their classification. The acquisitions were accounted for under U.S. GAAP as stock acquisitions and business combinations. As of December 31, 2014, we have federal, state and foreign net operating loss carryforwards of approximately $294.9 million, $262.6 million and $97.1 million, respectively, that expire at various dates through 2034. Included in the foreign net operating losses is $74.0 million related to OPKO Biologics. As of December 31, 2014, we have research and development tax credit carryforwards of approximately $6.1 million that expire in varying amounts through 2034. We have determined a full valuation allowance is required against all of our net deferred tax assets that we do not expect to be utilized by the turning of deferred income tax liabilities.

As a result of certain realization requirements of ASC 718, Compensation - Stock Compensation, the table of deferred tax assets and liabilities shown above does not include certain deferred tax assets as of December 31, 2014, and December 31, 2013, that arose directly from (or the use of which was postponed by) tax deductions related to equity compensation that are greater than the compensation recognized for financial reporting. Equity will be increased by $16.4 million if and when such deferred tax assets are ultimately realized. The Company uses ASC 740 ordering when determining when excess tax benefits have been realized.
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
During 2008, we conducted a study to determine the impact of the various ownership changes that occurred during 2007 and 2008. As a result, we have concluded that the annual utilization of our net operating loss carryforwards (“NOLs”) and tax credits is subject to a limitation pursuant to Internal Revenue Code section 382. Under the tax law, such NOLs and tax credits are subject to expiration from 15 to 20 years after they were generated. As a result of the annual limitation that may be imposed on such tax attributes and the statutory expiration period, some of these tax attributes may expire prior to our being able to use them. As we have established a valuation allowance against all of our net deferred tax assets, including such NOLs and tax credits, there is no current impact on these financial statements as a result of the annual limitation. This study did not conclude as to whether eXegenics’ pre-merger NOLs were limited under Section 382. As such, of the $294.9 million of federal net operating loss carryforwards, at least approximately $37.2 million may not be able to be utilized.
Uncertain Income Tax Positions
We file federal income tax returns in the U.S. and various foreign jurisdictions, as well as with various U.S. states and the Ontario and Quebec provinces in Canada. We are subject to routine tax audits in all jurisdictions for which we file tax returns. Tax audits by their very nature are often complex and can require several years to complete. For the period ended December 31, 2014, $3.2 million of accrued uncertain tax benefits were reversed as a result of settlements with foreign tax authorities. It is reasonably possible that some audits will close within the next twelve months, which we do not believe would result in a material change to our accrued uncertain tax positions.
U.S. Federal: Under the tax statute of limitations applicable to the Internal Revenue Code, we are no longer subject to U.S. federal income tax examinations by the Internal Revenue Service for years before 2011. However, because we are carrying forward income tax attributes, such as net operating losses and tax credits from 2011 and earlier tax years, these attributes can still be audited when utilized on returns filed in the future.
State: Under the statutes of limitation applicable to most state income tax laws, we are no longer subject to state income tax examinations by tax authorities for years before 2011 in states in which we have filed income tax returns. Certain states may take the position that we are subject to income tax in such states even though we have not filed income tax returns in such states and, depending on the varying state income tax statutes and administrative practices, the statute of limitations in such states may extend to years before 2011.
Foreign: Under the statutes of limitations applicable to our foreign operations, we are generally no longer subject to tax examination for years before 2009 in jurisdictions where we have filed income tax returns.
Unrecognized Tax Benefits
As of December 31, 2014, 2013, and 2012, the total amount of gross unrecognized tax benefits was approximately $5.9 million, $9.2 million, and $9.2 million, respectively. As of December 31, 2014, the total gross unrecognized tax benefit of $5.9 million consisted of increases of $0.7 million as a result of current year activity, and decreases of $4.1 million as a result of the lapse of statutes of limitations and audit settlements. As of December 31, 2014, the total amount of unrecognized tax benefits that, if recognized, would affect our effective income tax rate was $0.9 million. As of December 31, 2013, $0.2 million of the unrecognized tax benefits, if recognized, would have affected our effective income tax rate and none as of December 31, 2012. We believe it is reasonably possible that approximately $0.9 million of unrecognized tax benefits may be recognized within the next twelve months.

The following summarizes the changes in our gross unrecognized income tax benefits.

	For the years ended December 31,
(In thousands)	2014	2013	2012
Unrecognized tax benefits at beginning of period	$9,231	$9,245	$5,250
Gross increases – tax positions in prior period	717	575	4,467
Gross decreases – tax positions in prior period	(396)	(589)	(472)
Lapse of Statute of Limitations	(472)
Settlements	(3,190)
Unrecognized tax benefits at end of period	$5,890	$9,231	$9,245
Other Income Tax Disclosures
The significant elements contributing to the difference between the federal statutory tax rate and the effective tax rate are as follows:

	For the years ended December 31,
	2014	2013	2012
Federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	2.5%	2.4%	3.1%
Foreign income tax	(10.3)%	(7.9)%	(0.9)%
Research and development tax credits	1.1%	1.0%	(0.3)%
Non-Deductible components of Convertible Debt	(3.8)%	(16.7)%	—%
Valuation allowance	(25.3)%	(11.4)%	(11.4)%
Other	0.8%	(3.9)%	(0.7)%
Total	—%	(1.5)%	24.8%
The following table reconciles our losses before income taxes between U.S. and foreign jurisdictions:

	For the years ended December 31,
(In thousands)	2014	2013	2012
Pre-tax loss:
U.S.	$(84,075)	$(74,861)	$(34,058)
Foreign	(87,567)	(37,874)	(4,725)
Total	$(171,642)	$(112,735)	$(38,783)
The following table reconciles our long-lived assets between U.S. and foreign jurisdictions:

(In thousands)	December 31, 2014	December 31, 2013
Long-lived assets:
U.S.	$4,286	$4,582
Foreign	12,125	12,445
Total	$16,411	$17,027
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

Note 11 Related Party Transactions
In February 2014, Dr. Frost, our Chairman and Chief Executive Officer, paid a filing fee of $280,000 to the Federal Trade Commission (the “FTC”) under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (“HSR Act”) in connection with filings made by us and Dr. Frost. We reimbursed Dr. Frost for the HSR filing fee.
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
In October 2013, we made an investment in Zebra pursuant to which we acquired 840,000 shares of Zebra’s Series A-2 Preferred stock for $2.0 million. Zebra is a privately held biotechnology company focused on the discovery and development of biosuperior antibody therapeutics and complex drugs. Zebra’s patented platform is an advanced version of a core technology developed at The Scripps Research Institute (“TSRI”) by Dr. Lerner (the “TSRI Technology”). Zebra acquired the license to the TSRI Technology from a third party who had licensed such rights from TSRI. In connection with its acquisition of rights to the TSRI Technology, Zebra agreed to make certain research funding payments to Dr. Lerner’s laboratory at TSRI to further support development of the TSRI Technology. Dr. Lerner also participated in the Series A-2 Preferred Stock financing on the same financial terms as the Company. Each of Drs. Frost and Lerner serve as members of the board of directors and scientific consultants to Zebra. After the closing, we owned 23.5% of the Series A-2 Preferred stock issued and outstanding by Zebra. Each of Drs. Frost and Lerner received 900,000 restricted shares of Zebra common stock in connection with their roles as founders and scientific consultants to Zebra. Dr. Frost gifted his 900,000 shares of Zebra restricted common stock to OPKO.
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
In December 2012, we entered into a five-year lease agreement with AVI Properties, LLC (“AVI”), an entity affiliated with Dr. Jonathan Oppenheimer, who previously served as OPKO Lab’s Chief Executive Officer. The lease is for approximately 44,000 square feet of laboratory and office space in Nashville, Tennessee, where OPKO Lab is based. The lease provides for payments of approximately $18 thousand per month in the first year, increasing annually if the consumer price index exceeds 5%, plus applicable sales tax. In addition to the rent, we pay a portion of operating expenses, property taxes and parking.
During the years ended December 31, 2014, 2013 and 2012, FineTech recorded revenue of $0.3 million, $0.3 million and $0.2 million, respectively, for the sale of APIs to Teva Pharmaceutical Industries, Limited (“Teva”). Dr. Frost previously served as the Chairman of the Board of Directors of Teva until 2015.
In February 2012, we entered into a cooperative research funding and option agreement with TSRI to support research for the development of novel oligomeric compounds relating to our molecular diagnostics technology (the “Research Agreement”).

Pursuant to the Research Agreement, we agreed to provide funding of approximately $0.9 million annually over a five year period. OPKO has notified TSRI of its intent to terminate this Agreement effective July 2015. In conjunction with entering into the Research Agreement, we also entered into a license agreement with TSRI for technology relating to libraries of peptide tertiary amides. In addition, we entered into a second license with TSRI for technology relating to highly selective inhibitors of c-Jun-N-Terminal Kinases that may be useful for the treatment of various diseases, including Parkinson’s disease. We also entered into a research funding and option agreement to provide funding of approximately $0.2 million annually over three years to support further development of the technology. Dr. Frost served as a Trustee for TSRI until November 2012 and Dr. Lerner, a member of our Board of Directors, served as its President until December 2011.
In February 2012, we made a $1.0 million investment in ChromaDex. Other investors participating in the private financing included the Gamma Trust, Hsu Gamma, and Dr. Lerner. Following our investment, we owned 1.5% of ChromaDex, the Gamma Trust owned approximately 16% of ChromaDex; Hsu Gamma owned approximately 1%; and certain of our directors owned less than 1% of ChromaDex.
In 2012, we made a $1.7 million investment in Biozone. Effective January 2, 2014, Biozone completed a merger with Cocrystal, another entity in which we have an equity investment, to which Cocrystal was the surviving entity, and the name of the issuer was changed to Cocrystal Pharma, Inc. (“CPI”). Dr. Frost previously invested in both Biozone and Cocrystal. Effective January 16, 2014, we invested an additional $0.5 million in the company as part of a $2.75 million private placement and received 1.0 million shares of common stock and 1.0 million 10-year warrants exercisable at $0.50 per share. At December 31, 2014, we hold an 8% ownership interest in CPI.
In August 2011, we made an investment in Neovasc. Dr. Frost and other members of our management are shareholders of Neovasc. Prior to the investment, Dr. Frost beneficially owned approximately 36% of Neovasc, Dr. Hsiao owned approximately 6%, and Mr. Rubin owned less than 1%. Dr. Hsiao and Mr. Rubin also serve on the board of directors of Neovasc.
In November 2010, we made an investment in Fabrus and on May 16, 2014, Senesco Technologies, Inc. acquired Fabrus pursuant to an agreement and plan of merger. On September 29, 2014, Senesco changed its name to Sevion Therapeutics, Inc. Dr. Frost and Steven Rubin serve on the Sevion board of directors. At December 31, 2014, we hold an 4% ownership interest in Sevion.
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

We reimburse Dr. Frost for Company-related use by Dr. Frost and our other executives of an airplane owned by a company that is beneficially owned by Dr. Frost. We reimburse Dr. Frost in an amount equal to the cost of a first class airline ticket between the travel cities for each executive, including Dr. Frost, traveling on the airplane for Company-related business. We do not reimburse Dr. Frost for personal use of the airplane by Dr. Frost or any other executive; nor do we pay for any other fixed or variable operating costs of the airplane. For the years ended December 31, 2014, 2013, and 2012, we reimbursed Dr. Frost approximately $175 thousand, $93 thousand, and $203 thousand, respectively, for Company-related travel by Dr. Frost and other OPKO executives.
Note 12 Employee Benefit Plans
Effective January 1, 2007, the OPKO Health Savings and Retirement Plan (the “Plan”) permits employees to contribute up to 50% of qualified pre-tax annual compensation up to annual statutory limitations. The discretionary company match for employee contributions to the Plan is 100% up to the first 4% of the participant’s earnings contributed to the Plan. Our matching contributions to the Plan were approximately $0.6 million, $0.5 million and $0.3 million for the years ended December 31, 2014, 2013, and 2012 respectively.
Note 13 Commitments and Contingencies
In connection with our acquisitions of CURNA, OPKO Diagnostics, OPKO Health Europe and OPKO Renal, we agreed to pay future consideration to the sellers upon the achievement of certain events. As a result, as of December 31, 2014, we recorded $71.6 million as contingent consideration, with $27.4 million recorded within Accrued expenses and $44.2 million recorded within Other long-term liabilities in the accompanying Consolidated Balance Sheets. Refer to Note 5. In addition, in connection with our asset purchase agreement with Schering Plough Corporation, now Merck & Co. (“Merck”), we are required to pay up to an additional $25.0 million upon the achievement of certain development milestones. Future payments to be made under the agreement with Merck will be recognized when the milestones are achieved and consideration is issued or becomes issuable. Refer to Note 14.
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
On or around October 21, 2014, we received a Civil Investigative Demand (“Demand”) from the U.S. Attorney’s Office for the Middle District of Tennessee (“Attorney’s Office”). The Demand concerns an investigation of allegations that the Company or one of its affiliated entities or other parties submitted false claims for payment related to services provided to government healthcare program beneficiaries in violation of the False Claims Act, 31 U.S.C. Section 3729. We intend to fully cooperate with the investigation and produce documents responsive to the Demand. It is too early to assess the probability of a favorable or unfavorable outcome in this matter or the loss or range of loss, if any.
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
At December 31, 2014, we were committed to make future purchases for inventory and other items that occur in the ordinary course of business under various purchase arrangements with fixed purchase provisions aggregating $14.7 million.
Note 14 Strategic Alliances
Pfizer Inc.
We plan to develop a portfolio of product candidates through a combination of internal development and external partnerships. In December 2014, we entered into an exclusive worldwide agreement with Pfizer Inc. (“Pfizer”) for the development and commercialization of our long-acting hGH-CTP for the treatment of growth hormone deficiency (“GHD”) in adults and children, as well as for the treatment of growth failure in children born small for gestational age (“SGA”) (the “Pfizer Transaction”).
The Pfizer Transaction closed in January 2015 following the termination of the waiting period under the Hart-Scott-Rodino Act. Under the terms of the Pfizer Transaction, we received non-refundable and non-creditable upfront payments of $295 million and are eligible to receive up to an additional $275 million upon the achievement of certain regulatory milestones. Pfizer received the exclusive license to commercialize hGH-CTP worldwide. In addition, we are eligible to receive initial royalty payments associated with the commercialization of hGH-CTP for Adult GHD. Upon the launch of hGH-CTP for Pediatric GHD, the royalties will transition to a regional, tiered gross profit sharing for both hGH-CTP and Pfizer’s Genotropin®.
We will lead the clinical activities and will be responsible for funding the development programs for the key indications, which includes Adult and Pediatric GHD and Pediatric SGA. Pfizer will be responsible for all development costs for additional indications as well as all post-marketing studies. In addition, Pfizer will fund the commercialization activities for all indications and lead the manufacturing activities covered by the global development plan.
As the Pfizer Transaction was completed in January 2015, no revenue was recognized for the year ended December 31, 2014 for the Pfizer Transaction. See further discussion of the Pfizer Transaction in Note 20.
TESARO
In November 2009, we entered into an asset purchase agreement (the “NK-1 Agreement”) under which we acquired rolapitant and other neurokinin-1 (“NK-1”) assets from Schering Plough Corporation, now Merck. In December 2010, we entered into an exclusive license agreement with TESARO, in which we out-licensed the development, manufacture, commercialization and distribution of our lead NK-1 candidate, rolapitant (the “TESARO License”). Under the terms of the TESARO License, we are eligible for payments of up to $121.0 million, including an up-front payment of $6.0 million, which has been received, and additional payments based upon achievement of specified regulatory and commercialization milestones. In addition, TESARO will pay us double digit tiered royalties on sales of licensed products. We will share future profits from the commercialization of licensed products in Japan with TESARO and we will have an option to market the products in Latin America.
In September 2014, TESARO submitted a New Drug Application (“NDA”) to the FDA for approval of oral rolapitant, an investigational neurokinin-1 receptor antagonist in development for the prevention of chemotherapy-induced nausea and vomiting. Under the terms of our agreement with TESARO, TESARO paid us a milestone payment of $5.0 million upon acceptance by the FDA of the NDA in the fourth quarter 2014 which was recognized in Revenue from transfer of intellectual property in the Consolidated Statement of Operations.
Under the terms of the NK-1 Agreement, upon acceptance by the FDA of TESARO’s NDA in the fourth quarter of 2014, we were required to make a $2.0 million milestone payment to Merck. We accounted for the NK-1 Agreement as an asset acquisition and allocated the entire $2.0 million payment to In-process research and development expense in the Consolidated Statement of Operations. Under the terms of the NK-1 Agreement, we are required to pay up to an additional $25.0 million upon achievement of certain development milestones. Future payments to be made under the NK-1 Agreement will be recognized when the milestones are achieved and consideration is issued or becomes issuable.
RXi Pharmaceuticals Corporation
In March 2013, we completed the sale to RXi Pharmaceuticals Corporation (“RXi”) of substantially all of our assets in the field of RNA interference (the “RNAi Assets”) (collectively, the “Asset Purchase Agreement”). In accounting for the sale of the RNAi Assets, we determined that we did not have any continuing involvement in the development of the RNAi Assets or any other future performance obligations and, as a result, during the year ended December 31, 2013, we recognized $12.5 million of revenue from transfer of intellectual property in our Consolidated Statement of Operations.
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
Other
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

Note 15 Leases
We conduct certain of our operations under operating lease agreements. Rent expense under operating leases was approximately $2.6 million, $1.9 million, and $1.3 million for the years ended December 31, 2014, 2013, and 2012, respectively.
As of December 31, 2014, the aggregate future minimum lease payments under all non-cancelable operating leases with initial or remaining lease terms in excess of one year are as follows:

Year Ending	(In thousands)
2015	$2,744
2016	2,290
2017	1,478
2018	1,149
2019	653
Thereafter	3,256
Total minimum lease commitments	$11,570
Note 16 Segments
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

Information regarding our operations and assets for our operating segments and the unallocated corporate operations as well as geographic information are as follows:

	For the years ended December 31,
(In thousands)	2014	2013	2012
Product revenues:
Pharmaceuticals	$76,983	$68,161	$45,295
Diagnostics	—	—	—
Corporate	—	—	—
	$76,983	$68,161	$45,295
Revenue from services:
Pharmaceuticals	$—	$—	$—
Diagnostics	8,426	10,833	395
Corporate	240	825	1,354
	$8,666	$11,658	$1,749
Revenue from transfer of intellectual property:
Pharmaceuticals	$5,285	$15,160	$—
Diagnostics	191	1,551	—
Corporate	—	—	—
	$5,476	$16,711	$—
Operating (loss) income:
Pharmaceuticals	$(94,401)	$(29,809)	$(6,797)
Diagnostics	(21,647)	(22,199)	(14,259)
Corporate	(27,725)	(24,473)	(15,628)
Less: Operating loss attributable to noncontrolling interests	(2,042)	(3,151)	(585)
	$(145,815)	$(79,632)	$(37,269)
Depreciation and amortization:
Pharmaceuticals	$7,936	$8,234	$6,367
Diagnostics	6,894	6,833	3,614
Corporate	97	149	179
	$14,927	$15,216	$10,160
Net loss from investment in investees:
Pharmaceuticals	$(3,587)	$(11,456)	$(2,062)
Diagnostics	—	—	—
Corporate	—	—	—
	$(3,587)	$(11,456)	$(2,062)
Revenues:
United States	$14,142	$28,369	$1,749
Chile	29,154	31,650	26,514
Spain	21,323	18,800	6,124
Israel	20,638	13,252	7,655
Mexico	5,807	4,459	5,002
Other	61	—	—
	$91,125	$96,530	$47,044

(In thousands)	December 31, 2014	December 31, 2013
Assets:
Pharmaceuticals	$1,064,498	$1,065,033
Diagnostics	108,072	116,944
Corporate	95,094	209,539
	$1,267,664	$1,391,516
Goodwill:
Pharmaceuticals	$173,327	$175,408
Diagnostics	50,965	50,965
Corporate	—	—
	$224,292	$226,373
During the year ended December 31, 2014, one customer of our pharmaceutical segment represented 13% of our total revenue. During the years ended December 31, 2013, and 2012, no customer represented more than 10% of our total revenue. As of December 31, 2014, 2013, and 2012, no customer represented more than 10% of our accounts receivable balance.
Note 17 Fair Value Measurements
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
A summary of our investments classified as available for sale and carried at fair value, is as follows:

	As of December 31, 2014
(In thousands)	Amortized Cost	Gross unrealized gains in Accumulated OCI	Gross unrealized losses in Accumulated OCI	Gain/(Loss) in Accumulated Deficit	Fair value
Common stock investments, available for sale	$11,479	$293	$(4,573)	$(1,441)	$5,758
Common stock options/warrants	1,425	216	—	4,673	6,314
Total assets	$12,904	$509	$(4,573)	$3,232	$12,072

	As of December 31, 2013
(In thousands)	Amortized Cost	Gross unrealized gains in Accumulated OCI	Gross unrealized losses in Accumulated OCI	Gain/(Loss) in Accumulated Deficit	Fair value
Common stock investments, available for sale	$3,376	$2,698	$—	$—	$6,074
Common stock options/warrants	925	1,041	—	4,022	5,988
Total assets	$4,301	$3,739	$—	$4,022	$12,062
Any future fluctuation in fair value related to these instruments that is judged to be temporary, including any recoveries of previous write-downs, will be recorded in Accumulated other comprehensive income or loss. If we determine that any future valuation adjustment was other-than-temporary, we will record a loss during the period such determination is made.
As of December 31, 2014, we have money market funds that qualify as cash equivalents, forward contracts for inventory purchases (Refer to Note 18) and contingent consideration related to the acquisitions of CURNA, OPKO Diagnostics, OPKO Health Europe, and OPKO Renal that are required to be measured at fair value on a recurring basis. In addition, in connection with our investment and our consulting agreement with Neovasc, we record the related Neovasc options at fair value as well as the warrants from Cocrystal, ARNO and Sevion.

Our financial assets and liabilities measured at fair value on a recurring basis are as follows:

	Fair value measurements as of December 31, 2014
(In thousands)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Assets:
Money market funds	$71,286	$—	$—	$71,286
Certificates of deposit	—	—	—	—
Common stock investments, available for sale	5,758	—	—	5,758
Common stock options/warrants	—	6,314	—	6,314
Forward contracts	—	36	—	36
Total assets	$77,044	$6,350	$—	$83,394
Liabilities:
Embedded conversion option	$—	$—	$65,947	$65,947
Contingent consideration:
CURNA	—	—	440	440
OPKO Diagnostics	—	—	13,578	13,578
OPKO Renal	—	—	55,780	55,780
OPKO Health Europe	—	—	1,769	1,769
Total liabilities	$—	$—	$137,514	$137,514

	Fair value measurements as of December 31, 2013
(In thousands)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Assets:
Money market funds	$168,418	$—	$—	$168,418
Certificates of deposit	—	827	—	827
Pharmsynthez Notes Receivable & Purchase Option	—	6,151	—	6,151
Common stock investments, available for sale	6,074	—	—	6,074
Common stock options/warrants	—	5,988	—	5,988
Forward contracts	—	49	—	49
Total assets	$174,492	$13,015	$—	$187,507
Liabilities:
Embedded conversion option	$—	$—	$101,087	$101,087
Deferred acquisition payments, net of discount	—	—	5,465	5,465
Contingent consideration:
CURNA	—	—	573	573
OPKO Diagnostics	—	—	13,776	13,776
FineTech	—	—	3,124	3,124
OPKO Renal	—	—	53,092	53,092
OPKO Health Europe	—	—	1,043	1,043
Total liabilities	$—	$—	$178,160	$178,160

The carrying amount and estimated fair value of our long-term debt, as well as the applicable fair value hierarchy tiers, are contained in the table below. The fair value of the 2033 Senior Notes is determined using a binomial lattice approach in order to estimate the fair value of the embedded derivative in the 2033 Senior Notes. Refer to Note 6.

	December 31, 2014
(In thousands)	Carrying Value	Total Fair Value	Level 1	Level 2	Level 3
2033 Senior Notes	$65,507	$63,062	$—	$—	$63,062
There have been no transfers between Level 1 and Level 2 and no transfers to or from Level 3 of the fair value hierarchy.
As of December 31, 2014 and 2013, the carrying value of our other assets and liabilities approximates their fair value due to their short-term nature.
The following tables reconcile the beginning and ending balances of our Level 3 assets and liabilities as of December 31, 2014 and 2013:

	December 31, 2014
(In thousands)	Contingent consideration	Deferred acquisition payments, net of discount	Embedded conversion option
Balance at December 31, 2013	$71,620	$5,465	$101,087
Additions	—	—	—
Total losses (gains) for the period:
Included in results of operations	24,446	(735)	12,213
Foreign currency impact	(130)	—	—
Payments	(24,369)	(4,730)	—
Conversion	—	—	(47,353)
Balance at December 31, 2014	$71,567	$—	$65,947

	December 31, 2013
(In thousands)	BZNE Note and conversion feature	Contingent consideration	Deferred acquisition payments, net of discount	Embedded conversion option
Balance at December 31, 2012	$2,040	$20,056	$10,103	$—
Additions	—	47,710	—	59,204
Total losses (gains) for the period:
Included in results of operations	—	6,947	829	52,742
Foreign currency remeasurement		31
Conversion	(2,040)	—	—	(10,859)
Payments	—	(3,124)	(5,467)	—
Balance at December 31, 2013	$—	$71,620	$5,465	$101,087
The estimated fair values of our financial instruments have been determined by using available market information and what we believe to be appropriate valuation methodologies. We use the following methods and assumptions in estimating fair value:
Contingent consideration – We estimate the fair value of the contingent consideration utilizing a discounted cash flow model for the expected payments based on estimated timing and expected revenues. We use several discount rates depending on each type of contingent consideration related to OPKO Diagnostics, CURNA, OPKO Health Europe, OPKO Renal and rolapitant transactions. The discount rates used range from 6% to 27% and were based on the weighted average cost of capital for those businesses. If the discount rates were to increase by 1%, on each transaction, the contingent consideration would decrease by $1.2 million. If estimated future sales were to decrease by 10%, the contingent consideration related to OPKO Renal would decrease by $1.5 million. As of December 31, 2014, of the $71.6 million of contingent consideration, $27.4 million is recorded in Accrued expenses and $44.2 million is recorded in Other long-term liabilities. As of December 31, 2013, of the $71.6 million of contingent consideration, $28.0 million is recorded in Accrued expenses and $43.6 million is recorded in Other long-term liabilities.
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
Note 18 Derivative Contracts
The following table summarizes the fair values and the presentation of our derivative financial instruments in the Consolidated Balance Sheets:

(In thousands)	Balance Sheet Component	December 31, 2014	December 31, 2013
Derivative financial instruments:
Pharmsynthez Note Receivable and Purchase Option	Prepaid expenses and other current assets	$—	$6,151
Common stock options/warrants	Investments, net	$6,314	$5,988
Embedded conversion option	2033 Senior Notes, net of discount and estimated fair value of embedded derivatives	$65,947	$101,087
Forward contracts (1)	Current portion of lines of credit and notes payable	$36	$49

(1)	Gains on forward contracts are recorded in Prepaid expenses and other current assets. Losses on forward contracts are recorded in Accrued expenses.
We enter into foreign currency forward exchange contracts to cover the risk of exposure to exchange rate differences arising from inventory purchases on letters of credit. Under these forward contracts, for any rate above or below the fixed rate, we receive or pay the difference between the spot rate and the fixed rate for the given amount at the settlement date.
To qualify the derivative instrument as a hedge, we are required to meet strict hedge effectiveness and contemporaneous documentation requirements at the initiation of the hedge and assess the hedge effectiveness on an ongoing basis over the life of the hedge. At December 31, 2014 and 2013, our derivative financial instruments do not meet the documentation requirements to be designated as hedges. Accordingly, we recognize the changes in Fair value of derivative instruments, net in our Consolidated Statements of Operations. The following table summarizes the losses and gains recorded for the years ended December 31, 2014 and 2013:

	For the years ended December 31,
(In thousands)	2014	2013	2012
Derivative gain (loss):
Common stock options/warrants (1)	$1,193	$6,544	$1,350
2033 Senior Notes	(12,213)	(52,742)	—
Forward contracts	$388	$256	$(132)
Total	$(10,632)	$(45,942)	$1,218

(1)	Includes the Pharmsynthez Note Receivable and the Purchase Option.

The outstanding forward contracts at December 31, 2014 and 2013, have been recorded at fair value and their maturity details are as follows:

(In thousands) Days until maturity	Contract value	Fair value at December 31, 2014	Effect on income (loss)
0 to 30	$750	$780	$30
31 to 60	90	93	3
61 to 90	—	—	—
91 to 120	68	71	3
121 to 180	—	—	—
Total	$908	$944	$36

(In thousands) Days until maturity	Contract value	Fair value at December 31, 2013	Effect on income (loss)
0 to 30	$472	$489	$17
31 to 60	561	579	18
61 to 90	503	517	14
91 to 120	—	—	—
121 to 180	—	—	—
More than 180	—	—	—
Total	$1,536	$1,585	$49
Note 19 Selected Quarterly Financial Data (Unaudited)

	For the 2014 Quarters Ended
(In thousands, except per share data)	March 31	June 30	September 30	December 31
Total revenues	$22,274	$23,545	$19,773	$25,533
Total costs and expenses	52,550	58,429	67,974	57,987
Net loss	(45,088)	(26,075)	(50,014)	(53,461)
Net loss attributable to common shareholders	(44,548)	(25,478)	(48,669)	(52,971)
(Loss) income per share, basic and diluted:	$(0.11)	$(0.06)	$(0.11)	$(0.12)

	For the 2013 Quarters Ended
(In thousands, except per share data)	March 31	June 30	September 30	December 31
Total revenues	$31,376	$23,821	$20,641	$20,692
Total costs and expenses	38,149	41,805	39,650	56,558
Net loss	(34,763)	(4,353)	(60,801)	(17,429)
Net loss attributable to common shareholders	(34,635)	(3,394)	(59,998)	(16,800)
(Loss) income per share, basic and diluted:	$(0.11)	$(0.01)	$(0.17)	$(0.04)
Note 20 Subsequent Events
The Pfizer Transaction was completed in January 2015 following the termination of the waiting period under the Hart-Scott-Rodino Act. In the first quarter of 2015, we expect to make a payment $25.6 million to the Office of the Chief Scientist of the Israeli Ministry of Economy (“OCS”) in connection with repayment obligations resulting from grants previously made by the OCS to OPKO Biologics to support development of hGH-CTP and the outlicense of the technology outside of Israel.
We have reviewed all subsequent events and transactions that occurred after the date of our December 31, 2014 Consolidated Balance Sheet date, through the time of filing this Annual Report on Form 10-K.

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A.     CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2014. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, management concluded that our disclosure controls and procedures were effective as of December 31, 2014.
Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined effective could provide only reasonable assurance with respect to financial statement preparation and presentation.
Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2014, based on the framework in the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “2013 Internal Control-Integrated Framework”). As permitted, our management's assessment of and conclusion on the effectiveness of our internal controls over financial reporting did not include the internal controls of SciVac Ltd, a consolidated variable interest entity. SciVac Ltd constituted $7.6 million and $(4.5) million of our total and net assets, respectively, as of December 31, 2014 and $2.8 million and $(2.6) million of revenues and net loss attributable to common shareholders, respectively, for the year then ended. Based on our evaluation under the framework in 2013 Internal Control-Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2014.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2014 has been audited by Ernst & Young LLP, our independent registered public accounting firm, who also audited our Consolidated Financial Statements included in this Annual Report on Form 10-K, as stated in their report which appears with our accompanying Consolidated Financial Statements.
Changes to the Company’s Internal Control Over Financial Reporting
As previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013, we concluded there was a material weakness in the design and operating effectiveness of our internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act, as of December 31, 2013. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness in internal control over financial reporting related to the Company’s financial statement close process at its Chilean subsidiary due to the lack of sufficient controls to assure that inventory and accounts receivable balances were recorded correctly in accordance with U.S. generally accepted accounting principles.
With the oversight of senior management and our audit committee, we took additional measures to remediate the underlying causes of the material weakness. During the year ended December 31, 2014, we have worked with a global accounting firm in preparation for reporting on the effectiveness of our internal controls, and we have engaged an additional accounting firm to assist our local management team in addressing the underlying cause of the material weakness primarily through the development and implementation of additional policies, improved processes and documented procedures, as well as the hiring of additional finance personnel. Upon completion of our testing of the design and operating effectiveness of these new control procedures, management concluded that it has remediated the previously identified material weakness as of December 31, 2014.
Except as described above, there have been no changes in our internal control over financial reporting during the most recent quarter ended December 31, 2014 that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.     OTHER INFORMATION
None.

PART III
The information required in Items 10 (Directors, Executive Officers and Corporate Governance), Item 11 (Executive Compensation), Item 12 (Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters), Item 13 (Certain Relationships and Related Transactions, and Director Independence), and Item 14 (Principal Accounting Fees and Services) is incorporated by reference to the Company’s definitive proxy statement for the 2015 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of December 31, 2014.

PART IV.
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

	(2)	Exhibits: See below.

Exhibit Number	Description
1.1(13)	Underwriting Agreement, dated March 9, 2011, by and among OPKO Health, Inc., Jefferies & Company, Inc. and J.P. Morgan Securities LLC, as representatives for the underwriters named therein.

2.1(1)
Merger Agreement and Plan of Reorganization, dated as of March 27, 2007, by and among Acuity Pharmaceuticals, Inc., Froptix Corporation, eXegenics, Inc., e-Acquisition Company I-A, LLC, and e-Acquisition Company II-B, LLC.

2.2(4)+	Securities Purchase Agreement, dated May 2, 2008, by and among Vidus Ocular, Inc., OPKO Instrumentation, LLC, OPKO Health, Inc., and the individual sellers and noteholders named therein.

2.3(10)
Purchase Agreement, dated February 17, 2010, by and among Ignacio Levy García and José de Jesús Levy García, Inmobiliaria Chapalita, S.A. de C.V., Pharmacos Exakta, S.A. de C.V., OPKO Health, Inc., OPKO Health Mexicana S. de R.L. de C.V., and OPKO Manufacturing Facilities S. de R.L. de C.V.

2.4(15)+	Agreement and Plan of Merger, dated January 28, 2011, by and among CURNA Inc., KUR, LLC, OPKO Pharmaceuticals, LLC, OPKO CURNA, LLC, and certain individuals named therein.

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

2.8(20)+	Stock Purchase Agreement, dated August 2, 2012, by and among Farmadiet Group Holding, S.L., the Sellers party thereto, OPKO Health, Inc., and Shebeli XXI, S.L.U.

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

2.11(24)	Asset Purchase Agreement, dated March 1, 2013, by and between RXi Pharmaceuticals Corporation and OPKO Health, Inc.

2.12(25)	Agreement and Plan of Merger, dated April 23, 2013, by and among OPKO Health, Inc., POM Acquisition Inc., and PROLOR Biotech, Inc.

3.1(28)	Amended and Restated Certificate of Incorporation, as amended.

3.2(3)	Amended and Restated Bylaws.

3.3(8)	Certificate of Designation of Series D Preferred Stock.

4.1(1)	Form of Common Stock Warrant.

4.2(8)	Form of Common Stock Warrant.

4.3(26)	Indenture, dated January 30, 2013, between OPKO Health, Inc. and Wells Fargo Bank, National Association.

10.1(1)	Form of Lockup Agreement.

10.2(2)	Office Lease dated November 13, 2007, by and between Frost Real Estate Holdings, LLC, and the OPKO Health, Inc.

10.3(3)	Stock Purchase Agreement, dated December 4, 2007, by and between OPKO Health, Inc. and the members of The Frost Group, LLC.

10.4(3)*	OPKO Health, Inc. 2007 Equity Incentive Plan.

10.5(27)*	Amendment to OPKO Health, Inc. 2007 Equity Incentive Plan.

10.6(4)	Form of Director Indemnification Agreement.

10.7(4)	Form of Officer Indemnification Agreement.

10.8(5)	Stock Purchase Agreement, dated August 8, 2008 by and between OPKO Health, Inc. and the Purchasers named therein.

10.9(6)	Stock Purchase Agreement, dated February 23, 2009 by and between OPKO Health, Inc. and Frost Gamma Investments Trust.

10.10(6)	Promissory Note to Frost Gamma Investments Trust, dated March 4, 2009.

10.11(7)
Form of Stock Purchase Agreement for transactions between OPKO Health, Inc. and Nora Real Estate SA., Vector Group Ltd., Oracle Partners LP, Oracle Institutional Partners, LP., Chung Chia Company Limited, Gold Sino Assets Limited, and Grandtime Associates Limited.

10.12(7)	Stock Purchase Agreement, dated June 10, 2009, by and among OPKO Health, Inc. and Sorrento Therapeutics, Inc.

10.13(8)	Form of Securities Purchase Agreement for Series D Preferred Stock.

10.14(9)*	Form of Restricted Share Award Agreement for Directors.

10.15(9)	Cocrystal Discovery, Inc. Agreements.

10.16(12)
Stock Purchase Agreement, dated October 1, 2009, by and among the Laboratoria Volta S.A., Farmacias Ahumada S.A., FASA Chile S.A., OPKO Chile Limitada and Inversones OPKO Limitada, subsidiaries of OPKO Health, Inc.

10.17(11)+	Asset Purchase Agreement, dated October 12, 2009, by and between OPKO Health, Inc. and Schering Corporation.

10.18(11)	Letter Agreement, dated June 29, 2010, by and between OPKO Health, Inc. and Schering Corporation.

10.19(17)+	Exclusive License Agreement by and between TESARO, Inc. and OPKO Health, Inc. dated December 10, 2010.

10.20(14)	Third Amended and Restated Subordinated Note and Security Agreement, dated February 22, 2011, between OPKO Health, Inc. and The Frost Group, LLC.

10.21(16)+	Asset Purchase Agreement dated September 21, 2011, by and among Optos plc, Optos Inc., OPKO Health, Inc., OPKO Instrumentation, LLC, Ophthalmic Technologies, Inc., and OTI (UK) Limited.

10.22(21)	Form of Note Purchase Agreement, dated as of January 25, 2013, by and among OPKO Health, Inc. and each purchaser a party thereto.

10.23(+)	Development and Commercialization License Agreement by and between OPKO Ireland, Ltd., a subsidiary of OPKO Health, Inc., and Pfizer, Inc. dated December 13, 2014.

21	Subsidiaries of the Company.

23.1	Consent of Ernst & Young LLP.

31.1
Certification by Phillip Frost, Chief Executive Officer, pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended December 31, 2014.

31.2
Certification by Adam Logal, Chief Financial Officer, pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended December 31, 2014.

32.1
Certification by Phillip Frost, Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended December 31, 2014.

32.2
Certification by Adam Logal, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended December 31, 2014.

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

(8)	Filed with the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 24, 2009, and incorporated herein by reference.

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

(11)	Filed with the Company’s Amendment to Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 3, 2011.

(12)	Filed with the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 17, 2010.

(13)	Filed with the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 10, 2011, and incorporated herein by reference.

(14)
Filed with the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 10, 2011 for the Company’s three-month period ended March 31, 2011, and incorporated herein by reference.

(15)	Filed with the Company’s Quarterly Report on Form 10-Q/A filed with the Securities and Exchange Commission on July 5, 2011, and incorporated herein by reference.

(16)
Filed with the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 9, 2011 for the Company’s three-month period ended September 30, 2011, and incorporated herein by reference.

(17)	Filed with the Company’s Annual Report on Form 10-K/A filed with the Securities and Exchange Commission on July 28, 2011.

(18)	Filed with the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 15, 2012.

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

(21)	Filed with the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 29, 2013, and incorporated herein by reference.

(22)	Filed with the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 18, 2013.

(23)
Filed with the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 10, 2013 for the Company’s three-month period ended March 31, 2013, and incorporated herein by reference.

(24)	Filed with the Company’s Schedule 13D filed with the Securities and Exchange Commission on March 22, 2013, and incorporated herein by reference.

(25)	Filed as Annex A to the Company’s Preliminary Joint Proxy Statement/Prospectus, Form S-4, with the Securities Exchange Commission on June 27, 2013, as amended, and incorporated herein by reference.

(26)	Filed with the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 5, 2013, and incorporated herein by reference.

(27)	Filed with the Company’s Current Report on Form 8-K filed with the Securities Exchange Commission on August 30, 2013, and incorporated herein by reference.

(28)
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

Date: February 27, 2015	OPKO HEALTH, INC.

	By:	/s/ Phillip Frost, M.D.
Phillip Frost, M.D.
Chairman of the Board and
Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Phillip Frost, M.D.	Chairman of the Board and Chief Executive	February 27, 2015
Phillip Frost, M.D.	Officer (Principal Executive Officer)

/s/ Jane H. Hsiao, Ph.D., MBA	Vice Chairman and Chief Technical Officer	February 27, 2015
Jane H. Hsiao, Ph.D., MBA

/s/ Steven D. Rubin	Director and Executive Vice President –	February 27, 2015
Steven D. Rubin	Administration

/s/ Adam Logal	Senior Vice President, Chief Financial Officer,	February 27, 2015
Adam Logal	Chief Accounting Officer and Treasurer (Principal Financial Officer)

/s/ Robert Baron	Director	February 27, 2015
Robert Baron

/s/ Thomas E. Beier	Director	February 27, 2015
Thomas E. Beier

/s/ Dmitry Kolosov	Director	February 27, 2015
Dmitry Kolosov

/s/ Richard A. Lerner, M.D.	Director	February 27, 2015
Richard A. Lerner, M.D.

/s/ John A. Paganelli	Director	February 27, 2015
John A. Paganelli

/s/ Richard C. Pfenniger, Jr.	Director	February 27, 2015
Richard C. Pfenniger, Jr.

/s/ Alice Lin-Tsing Yu, M.D., Ph.D.	Director	February 27, 2015
Alice Lin-Tsing Yu, M.D., Ph.D.

Exhibit Index

Exhibit Number	Description

10.23(+)	Development and Commercialization License Agreement by and between OPKO Ireland, Ltd., a subsidiary of OPKO Health, Inc., and Pfizer, Inc. dated December 13, 2014.

21	Subsidiaries of the Company.

23.1	Consent of Ernst & Young LLP.

31.1
Certification by Phillip Frost, Chief Executive Officer, pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended December 31, 2014.

31.2
Certification by Adam Logal, Chief Financial Officer, pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended December 31, 2014.

32.1
Certification by Phillip Frost, Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended December 31, 2014.

32.2
Certification by Adam Logal, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended December 31, 2014.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document