Form 10-K/A
period 2014-12-31
Opko Health, Inc.
filed 2015-04-30
CIK 944809

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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
As of April 20, 2015, the registrant had 458,393,587 shares of Common Stock outstanding.
Documents Incorporated by Reference
None.

Explanatory Note
This Amendment No. 1 on Form 10-K/A (this “Amendment” or “Form 10-K/A”) amends our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 that was filed with the Securities and Exchange Commission (“SEC”) on February 27, 2015 (the “Original Filing”). We are filing this Amendment to include the information required by Part III and not included in the Original Filing, as we will not file our definitive proxy statement within 120 days after the end of our fiscal year ended December 31, 2014.
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
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains “forward-looking statements,” as that term is defined under the Private Securities Litigation Reform Act of 1995 (“PSLRA”), Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements include statements about our expectations, beliefs or intentions regarding our product development efforts, business, financial condition, results of operations, strategies or prospects. You can identify forward-looking statements by the fact that these statements do not relate strictly to historical or current matters. Rather, forward-looking statements relate to anticipated or expected events, activities, trends or results as of the date they are made. Because forward-looking statements relate to matters that have not yet occurred, these statements are inherently subject to risks and uncertainties that could cause our actual results to differ materially from any future results expressed or implied by the forward-looking statements. Many factors could cause our actual activities or results to differ materially from the activities and results anticipated in forward-looking statements. These factors include those described below and in “Item 1A-Risk Factors” of the Annual Report on Form 10-K, filed on February 27, 2015. We do not undertake any obligation to update forward-looking statements. We intend that all forward-looking statements be subject to the safe-harbor provisions of the PSLRA. These forward-looking statements are only predictions and reflect our views as of the date they are made with respect to future events and financial performance.
Unless the context otherwise requires, all references in this Annual Report on Form 10-K to the “Company”, “OPKO”, “we”, “our”, “ours”, and “us” refer to OPKO Health, Inc., a Delaware corporation, including our wholly-owned subsidiaries.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
Board of Directors
Our board of directors currently consists of ten directors. The table below sets forth certain information regarding the directors of the Company, including their ages as of April 20, 2015:

Name of Nominee	Age	Year First Elected/ Nominated Director	Positions and Offices with the Company
Phillip Frost, M.D.	78	2007	Chairman of the Board and Chief Executive Officer
Jane H. Hsiao, Ph.D., MBA	67	2007	Vice Chairman of the Board and Chief Technical Officer
Steven D. Rubin	54	2007	Director and Executive Vice President-Administration
Robert A. Baron	75	2003	Director
Thomas E. Beier	69	2008	Director
Dmitry Kolosov	35	2012	Director
Richard A. Lerner, M.D.	76	2007	Director
John A. Paganelli	80	2003	Director
Richard C. Pfenniger, Jr.	59	2008	Director
Alice Lin-Tsing Yu, M.D., Ph.D.	71	2009	Director

Phillip Frost, M.D. Dr. Frost has been the CEO and Chairman of the Company since March 2007. Dr. Frost served as a director of Teva Pharmaceutical Industries, Limited, or Teva (NYSE:TEVA) from January 2006 until February 2015 and had previously served as Chairman of the Board of Teva from March 2010 until December 2014 and as Vice Chairman from January 2006 until March 2010. Dr. Frost had served as Chairman of the Board of Directors and Chief Executive Officer of IVAX Corporation from 1987 until its acquisition by Teva in January 2006. He was Chairman of the Department of Dermatology at Mt. Sinai Medical Center of Greater Miami, Miami Beach, Florida from 1972 to 1986. Dr. Frost was Chairman of the Board of Directors of Key Pharmaceuticals, Inc. from 1972 until the acquisition of Key Pharmaceuticals by Schering Plough Corporation in 1986. Dr. Frost was named Chairman of the Board of Ladenburg Thalmann Financial Services Inc. (NYSE MKT:LTS), an investment banking, asset management, and securities brokerage firm providing services through its principal operating subsidiary, Ladenburg Thalmann & Co. Inc., in July 2006 and has been a director of Ladenburg Thalmann from 2001 until 2002 and again since 2004. He serves as a member of the Board of Trustees of the University of Miami, the Skolkovo Foundation Scientific Advisory Council in Russia, the Shanghai Institute for Advanced Immunochemical Studies in China, and The Florida Council of 100 and as a Trustee of each of the Miami Jewish Home for the Aged and the Mount Sinai Medical Center. Dr. Frost is also a director of Castle Brands (NYSE MKT:ROX), a developer and marketer of premium brand spirits, Cocrystal Pharma, Inc. (OTCBB: COCP), formerly Biozone Pharmaceuticals, Inc., a publicly traded biotechnology company developing new treatments for viral diseases, and Sevion Therapeutics, Inc. (OTCBB:SVON), a clinical stage company which discovers and develops next-generation biologics for the treatment of cancer and immunological diseases. Dr. Frost previously served as a director for Continucare Corporation, TransEnterix, Inc., SafeStitch Medical Inc. prior to its merger with TransEnterix, Inc. and PROLOR Biotech, Inc. prior to its acquisition by the Company in August 2013, as Governor and Co-Vice-Chairman of the American Stock Exchange (now NYSE MKT), and as a member of the Board of Trustees of the Scripps Research Institute until November 2012.
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

Jane H. Hsiao, Ph.D., MBA. Dr. Hsiao has served as Vice-Chairman and Chief Technical Officer of the Company since May 2007 and as a director since February 2007. Dr. Hsiao served as the Vice Chairman-Technical Affairs of IVAX from 1995 to January 2006. Dr. Hsiao served as Chairman, Chief Executive Officer and President of IVAX Animal Health, IVAX’s veterinary products subsidiary, from 1998 to 2006. Dr. Hsiao has served as Chairman of the Board of Non-Invasive Monitoring Systems, Inc. (OTCBB:NIMU), a medical device company, since October 2008 and was named Interim Chief Executive Officer of Non-Invasive Monitoring Systems, Inc. in February 2012. Dr. Hsiao is also a director of each of TransEnterix, Inc. (OTCBB:TRXC), a medical device company, Neovasc, Inc. (TSXV:NVC), a company developing and marketing medical specialty vascular devices, and Cocrystal Pharma, Inc. (OTCBB: COCP), formerly Biozone Pharmaceuticals, Inc., a publicly traded biotechnology company developing new treatments for viral diseases. Dr. Hsiao previously served as a director for Sorrento Therapeutics, Inc. (OTCBB:SRNE), a development stage biopharmaceutical company, PROLOR Biotech, Inc. prior to its acquisition by the Company in August 2013, and as Chairman of the Board of SafeSitch Medical, Inc. prior to its merger with TransEnterix, Inc.
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
Steven D. Rubin. Mr. Rubin has served as Executive Vice President – Administration since May 2007 and as a director of the Company since February 2007. Mr. Rubin served as the Senior Vice President, General Counsel and Secretary of IVAX from August 2001 until September 2006. Mr. Rubin currently serves on the board of directors of Tiger Media, Inc. (NYSE MKT:IDI), a multi-platform media company, Kidville, Inc. (OTCBB:KVIL), which operates large, upscale facilities, catering to newborns through five-year-old children and their families and offers a wide range of developmental classes for newborns to five-year-olds, Non-Invasive Monitoring Systems, Inc. (OTCBB:NIMU), a medical device company, Tiger X Medical, Inc. (OTCBB:CDOM), previously an early-stage orthopedic medical device company specializing in designing, developing and marketing reconstructive joint devices and spinal surgical devices, Cocrystal Pharma, Inc. (OTCBB: COCP), formerly Biozone Pharmaceuticals, Inc., a publicly traded biotechnology company developing new treatments for viral diseases, Sevion Therapeutics, Inc. (OTCBB:SVON), a clinical stage company which discovers and develops next-generation biologics for the treatment of cancer and immunological diseases, Castle Brands, Inc. (NYSE MKT:ROX), a developer and marketer of premium brand spirits, and Neovasc, Inc. (TSXV:NVC), a company developing and marketing medical specialty vascular devices. Mr. Rubin previously served as a director of Dreams, Inc. (NYSE MKT: DRJ), a vertically integrated sports licensing and products company, Safestitch Medical, Inc. prior to its merger with TransEnterix, Inc., and PROLOR Biotech, Inc., prior to its acquisition by the Company in August 2013.
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
Robert A. Baron. Mr. Baron has served as a director of the Company since 2003. Mr. Baron is currently a director of Green States Energy, an independent power producer focused on developing, acquiring, owning, and operating clean energy generation facilities to provide clean, reliable electric service to local governments and utilities, as well as commercial and industrial clients and Union Springs Integrative Medicine, a healthcare company committed to providing a diversified portfolio of prescription quality, naturally derived healthcare products. Mr. Baron was President of Cash City, Inc., a payday advance and check cashing business, from 1999 to 2003. From 1997 to 1999, Mr. Baron was the President of East coast operations for CSS/TSC, Inc., a distributor of blank t-shirts, fleece and accessories and a subsidiary of Tultex, Inc. Mr. Baron previously served as a director of Andover Medical, Inc. and Hemobiotech, Inc.

Mr. Baron’s history as an operating executive in a variety of industries combined with his experience as a director in other public companies, including other pharmaceutical and medical equipment manufacturers, allows him to bring strategic insight to the Board with respect to our business as well as emerging technologies and business models. Through these experiences, Mr. Baron has also developed an appreciation for audit and corporate governance related issues and, he uses these skills as a member of the Audit Committee and Corporate Governance and Nominating Committee of our Board.
Thomas E. Beier. Mr. Beier has served as a director of the Company since January 2008. Previously, he was Senior Vice President of Finance and Chief Financial Officer of IVAX from October 1997 until August 2007, and from December 1996 until October 1997, he served as Vice President-Finance for IVAX. Before joining IVAX, Mr. Beier served as Executive Vice President and Chief Financial Officer of Intercontinental Bank.
As a result of Mr. Beier’s long tenure as a chief financial officer, he brings with him a strong financial and operational background and provides valuable business leadership and management experience and insights into many aspects of our business. Mr. Beier also brings financial expertise to the Board.
Dmitry Kolosov. Mr. Kolosov has served as a director of the Company since June 2012. Mr. Kolosov, an attorney, presently serves as CEO of LLC Green-G Logistic, an innovative waste management company operating in Moscow, Russia. From 2010 through 2013, Mr. Kolosov served as the Vice President, Chief of Staff, and Member of the Management Board of the Skolkovo Foundation, a nonprofit organization in Russia charged by Russian President Dmitry Medvedev with creating a new science and technology city in the Moscow suburb of Skolkovo, which comprises a university, research institutions, centers of collective usage, business incubator, technology transfer and commercialization office, corporate offices and research and development centers, as well as residential space and social infrastructure. From 2002 until 2010 when he joined the Skolkovo Foundation, Mr. Kolosov served in various positions, including as Executive Secretary of the Board of Directors and Head of Shareholder Relations, and as Advisor to the Executive Chairman of the Board, of TNK-BP, a joint venture between BP plc and the Alfa-Access-Renova consortium, and among the ten largest private oil companies in the world, recently acquired by Russian state-controlled Rosneft. Mr. Kolosov currently serves on the Board of Directors of Ladenburg Thalmann Financial Services Inc. (NYSE MKT:LTS), an investment banking, asset management, and securities brokerage firm providing services through its principal operating subsidiary, Ladenburg Thalmann & Co. Inc. and Pharmsynthez OJSC (MICEX-LIFE), a Russian biopharmaceutical company that specializes in the development, manufacture and distribution of pharmaceuticals. Mr. Kolosov also serves as a director and CEO of InterX LLC, a privately owned drug design and research company.
Through his tenure with a large multi-national corporation and the Skolkovo Foundation, Mr. Kolosov has significant experience with international business and cross-border transactions, particularly in emerging markets, that will assist the Company as it expands internationally.
Richard A. Lerner, M.D. Dr. Lerner has served as a director of the Company since March 2007. Dr. Lerner served as President of The Scripps Research Institute, a private, non-profit biomedical research organization, from 1986 until 2011 and is currently serving as an institute professor. Dr. Lerner is a member of numerous scientific associations, including the National Academy of Science and the Royal Swedish Academy of Sciences. Dr. Lerner serves as director of Sequenom, Inc. (Nasdaq:SQNM), a life sciences company and Teva (NYSE:TEVA). He is also a director for Intra-Cellular Therapies, a privately held biotechnology company. He previously served as a director of Kraft Foods, Inc.
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
John A. Paganelli. Mr. Paganelli has served as a director of the Company since December 2003. Mr. Paganelli served as the Company’s Interim Chief Executive Officer and secretary from June 29, 2005 through March 27, 2007, and Chairman of our Board from December 2003 through March 27, 2007. Mr. Paganelli served as President and Chief Executive Officer of Transamerica Life Insurance Company of New York from 1992 to 1997. Since 1987, Mr. Paganelli has been a partner in RFG Associates, a financial planning organization. Mr. Paganelli is also the Managing Partner of Pharos Systems Partners, LLC, an investment company, and he is Chairman of the Board of Pharos Systems International, a software company. He was Vice President and Executive Vice President of PEG Capital Management, an investment advisory organization, from 1987 until 2000. From 1980 to January 2003, Mr. Paganelli was an officer and director-stockholder of Mike Barnard Chevrolet, Inc., an automobile dealership. Mr. Paganelli also serves as a director of Western New York Energy, LLC and is on the Board of Trustees of Paul Smith’s College.
With his significant experience in investment management and operations, Mr. Paganelli is able to add valuable expertise and insight to our Board on a wide range of operational and financial issues. As one of the longest tenured members of our Board, he also has substantial knowledge and familiarity regarding our historical operations.
Richard C. Pfenniger, Jr. Mr. Pfenniger has served as a director of the Company since January 2008. Mr. Pfenniger served as Interim CEO of Vein Clinics of America, Inc. from May 2014 to February 2015 and as Interim CEO of IntegraMed America, Inc., a privately held company that operates highly specialized outpatient centers, from January 2013 to June 2013. He served as Chief Executive Officer and President for Continucare Corporation (NYSE:CNU), a provider of primary care physician and practice management services, from October 2003 until October 2011, and served as Chairman of the Board of Directors of Continucare Corporation from September 2002 until October 2011. Previously, Mr. Pfenniger served as the Chief Executive Officer and Vice Chairman of Whitman Education Group, Inc. from 1997 through June 2003. Prior to joining Whitman, he served as the Chief Operating Officer of IVAX from 1994 to 1997, and, from 1989 to 1994, he served as the Senior Vice President-Legal Affairs and General Counsel of IVAX Corporation. Mr. Pfenniger currently serves as a director of GP Strategies Corporation (NYSE:GPX), a corporate education and training company, TransEnterix, Inc. (OTCBB:TRXC), a medical device company, Wright Investors’ Services Holdings, Inc. (OTCBB:WISH), an investment management and financial advisory firm, and IntegraMed America. He previously served as a director of Safestitch Medical, Inc. prior to its merger with TransEnterix, Inc.
As a result of Mr. Pfenniger’s multi-faceted experience as chief executive officer, chief operating officer and general counsel, he is able to provide valuable business, leadership, and management advice to the Board in many critical areas. In addition, Mr. Pfenniger’s knowledge of the pharmaceutical and healthcare business has given him insights on many aspects of our business and the markets in which we operate. Mr. Pfenniger also brings financial expertise to the Board, including through his service as Chairman of our Audit Committee.
Alice Lin-Tsing Yu, M.D., Ph.D. Dr. Yu was appointed to the Company’s Board in April 2009. Since mid-2013, Dr. Yu has served as Distinguished Chair Professor and Co-Director of The Institute of Stem Cell & Translational Cancer Research at Chang Gung Memorial Hospital. From 2003 to May, 2013, Dr. Yu served as Distinguished Research Fellow and Associate Director at the Genomics Research Center, Academia Sinica, in Taiwan. She has also served as a Professor of Pediatrics for the University of California in San Diego since 1994. Previously, she was the Chief of Pediatric Hematology Oncology at the University of California in San Diego. Dr. Yu has also served in several government-appointed positions and is a member of numerous scientific committees and associations.
Dr. Yu is an accomplished physician, professor, and researcher who brings a unique perspective to our Board on a variety of healthcare related issues. As a pioneer in immunotherapy of neuroblastoma, Dr. Yu is instrumental in developing a monoclonal anti-GD2 (Dinutuximab) from IND thru early phase studies and phase III trial, facilitating its FDA approval on March 10, 2015. The insight and experience gained from her distinguished record of achievement at several highly respected academic medical institutions, as well as her experience as a practicing physician, will be valuable to our efforts to develop and commercialize our pipeline of diagnostic and therapeutic products.
Executive Officers

Set forth below is the name and age as of April 20, 2015 of each of our current executive officers, together with certain biographical information for each of them (other than Phillip Frost, Jane H. Hsiao and Steven Rubin, for whom age, title and biographical information are included above under “Board of Directors”):

Name of Executive Officer	Age	Position and Offices with the Company
Adam Logal	37	Senior Vice President and Chief Financial Officer

Adam Logal. Mr. Logal has served as OPKO’s Sr. Vice President and Chief Financial Officer since April 2014 and as OPKO’s Vice President of Finance, Chief Accounting Officer and Treasurer since March 2007. From 2002 to 2007, Mr. Logal served in senior management of Nabi Biopharmaceuticals, a publicly traded, biopharmaceutical company engaged in the development and commercialization of proprietary products. Mr. Logal held various positions of increasing responsibility at Nabi Biopharmaceuticals, last serving as Senior Director of Accounting and Reporting.
Identification of Certain Other Officers
Set forth below is the name of certain other officers important to our organization and biographical information for each of them:
David Okrongly, PhD. Dr. Okrongly joined OPKO Health in July 2013 as President of the Diagnostics Division. Dr. Okrongly was with Bayer Diagnostics and Siemens Healthcare from 1997 to 2009, where he was the leader of the global R&D organization, launching industry-leading platforms in immunoassay, hematology, clinical chemistry and molecular diagnostics and after the Siemens acquisition of Bayer Diagnostics in 2006, he was appointed Senior Vice President in charge of the Molecular Diagnostics Business Unit until 2009. Immediately prior to joining OPKO, Dr. Okrongly was COO at Exosome Diagnostics from 2011 to 2013 and President and CEO of Quanterix Corporation from 2009 to 2011. He has a Ph.D. in Chemistry from Columbia University and a Bachelors of Science degree with Honors in Chemistry from the University of Wisconsin-Madison.
Charles W. Bishop, PhD. Dr. Bishop has served as CEO of the OPKO Renal Division since the acquisition of Cytochroma Inc. in March, 2013. Dr. Bishop had served as President & CEO of Cytochroma since June 2006. Dr. Bishop co-founded Proventiv Therapeutics, LLC in September 2005 where he served as President. Proventiv and its lead drug, CTAP101 Capsules (Rayaldee™), were acquired by Cytochroma in June 2006. During the period of September 1987 to June 2005, Dr. Bishop held various senior management positions at Bone Care International, Inc. (NASDAQ:BCII), a public specialty pharmaceutical company focused on developing and commercializing vitamin D hormone therapies. Dr. Bishop’s positions with Bone Care included President, CEO, Director, Executive Vice President of Research and Development, and Chief Scientific Officer. Bone Care was acquired for $720 million by Genzyme Corporation in July 2005. Prior to joining Bone Care, Dr. Bishop held various management positions in the Health Care Division of the Procter & Gamble Company. Dr. Bishop completed a four-year National Institutes of Health Postdoctoral Fellowship in vitamin D Biochemistry at the University of Wisconsin-Madison and received his PhD degree in Nutritional Biochemistry from Virginia Polytechnic Institute and State University, after earning an undergraduate degree in Chemistry from the University of Virginia.
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

Audit Committee

The Board of Directors maintains a separately designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act, and the rules and regulations promulgated thereunder. Our Audit Committee oversees our corporate accounting and financial reporting process. Our Audit Committee met seven times during fiscal 2014. The responsibilities of our Audit Committee are set forth in a written charter adopted by our Board of Directors and reviewed and reassessed from time to time by the Audit Committee. Among other things, our Audit Committee:

•	appoints, compensates, retains, and oversees the work of our independent registered public accounting firm;

•	approves the retention of our independent registered public accounting firm to perform any proposed permissible non-audit services;

•	reviews our systems of internal controls established for finance, accounting, legal compliance, and ethics;

•	reviews our accounting and financial reporting processes;

•	provides for effective communication between our Board of Directors, our senior and financial management, and our independent auditors;

•	discusses with management and our independent auditors the results of our annual audit and the review of our quarterly financial statements;

•	reviews the audits of our financial statements;

•	implements a pre-approval policy for certain audit and non-audit services performed by our registered independent public accounting firm;

•	reviews risks relating to financial statements, auditing and financial reporting process, key credit risks, liquidity risks and market risks;

•	discusses policies with respect to risk assessment and risk management and reports to our Board of Directors;

•	establishes procedures for receipt, retention, and treatment of complaints regarding accounting, internal controls, or auditing matters; and

•	reviews and approves any related party transactions that we are involved in.
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
Benchmarking of Cash and Equity Compensation

Our Compensation Committee typically reviews executive compensation levels on an annual basis to ensure they remain competitive in our industry. Data for this review is prepared and provided to the Compensation Committee by our management and human resources department, with input from our Chief Executive Officer, as well as other members of senior management. This data details relevant market rates for executive base salaries, annual cash incentive, long-term incentive, and total compensation for companies of similar size or stage of development within our industry. In connection with executive compensation changes implemented in 2014, among other considerations, the Compensation Committee reviewed an internally generated report prepared by management and human resources surveying compensation practices of approximately eight biotech and pharmaceutical companies ranging in size from less than $48 million in revenues with less than 40 employees to over $260 million in revenue with over 380 employees. While the internally generated report did not yield a comprehensive group of peer companies, we believe the report provided the Compensation Committee comparative pay information for similar companies. We also conducted an internal review in connection with executive compensation changes implemented in 2015. Utilizing the compiled information, the Compensation Committee in 2014 and 2015 reviewed the various components of our executive compensation to determine the base salary, annual cash incentive, long term incentive, and equity compensation. We may retain the services of third-party executive compensation specialists from time to time in connection with the establishment of cash and equity compensation and related policies, although we have not previously done so.
Elements of Compensation

We evaluate individual executive performance with a goal of setting compensation at levels the Board and the Compensation Committee believe are comparable with executives in other companies of similar size and stage of development. At the same time, our Board and Compensation Committee take into account our relative performance and our own strategic goals. The primary elements of our compensation plans are base salary, equity compensation, and discretionary annual bonus, each of which is described in greater detail below.
Base Salary. We try to establish and maintain competitive annual base salaries for our Named Executive Officers by utilizing available resources, which include surveys as discussed above. While base salaries are not primarily performance-based, we believe it is important to provide adequate, fixed compensation to executives working in a highly volatile and competitive industry such as ours. We provide fixed salary compensation to our Named Executive Officers based on their responsibilities and individual experience, taking into account competitive market compensation paid by other companies for similar positions within the pharmaceutical industry. In general, we have historically targeted Named Executive Officer compensation and base salary to fall within the median range for equivalent or similar positions of executives at peer group companies after adjusting for size. The base salaries for each of the Named Executive Officers were increased in 2013 and positioned within the range of the Company’s peer group in the survey referenced above. Taking into consideration the salary increases in 2013, the Compensation Committee determined not to make any changes to base salaries for Named Executive Officers in 2014. In consideration with Adam Logal’s appointment as the Company’s Senior Vice President, Chief Financial Officer, the Compensation Committee set Mr. Logal’s base salary at $300,000 for 2014. As a result of the Company’s significant growth and expansion into various medical markets and geographical locations since 2013, as well as the fact that no salary increases had been given to the Named Executive Officers for 2014, the Compensation Committee approved increases in March 2015 for the base salaries for our Named Executive Officers.
Discretionary Annual Bonus. In addition to base salaries, our Compensation Committee has the authority to award discretionary annual bonuses to our Named Executive Officers based on corporate and individual performance. Incentives, as a percent of salary, increase with executive rank so that, as rank increases, a greater portion of total annual cash compensation is based on annual corporate and individual performance. Furthermore, as an executive’s rank increases, a greater percentage of that executive’s cash bonus is based on corporate performance, rather than individual performance. Because we have generated little revenue, the Compensation Committee had not awarded any cash incentive bonuses prior to or in 2014, and instead chose to focus on other forms of compensation, such as stock options. In 2015, the Compensation Committee elected to award cash bonuses to the Named Executive Officers as well as certain non-executive employees in connection with a successfully completed strategic transaction.
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
The Compensation Committee typically grants stock options to our Named Executive Officers under the OPKO Health, Inc. 2007 Equity Incentive Plan (the “2007 Equity Incentive Plan”). As with base salaries, there is no set formula or performance criteria, which determines the amount of the equity award for our Named Executive Officers or our other employees. Nor does the Compensation Committee assign any relative weight to any specific factors or criteria it considers when granting stock options. Rather, the Committee exercises its judgment and discretion by considering all factors it deems relevant at the time of such grants, including the peer group survey and the Company’s performance during the most recent fiscal year. For the Named Executive Officers, other than the Chief Executive Officer, the decisions by the Compensation Committee regarding grants of stock options are made based almost entirely upon the recommendation of the Company’s Chief Executive Officer, and include his subjective determination based on his assessment of the executive officer’s current position with the Company, the executive officer’s past and expected future performance and the other factors discussed in the determination of base salaries.
In determining grants of stock options made in March 2014 and 2015, the Compensation Committee relied primarily on the recommendations of the Chief Executive Officer for the Named Executive Officers other than the Chief Executive Officer. Historically, in making his recommendations to the Compensation Committee regarding the other executive officers, the Chief Executive Officer has tried to position the value of the stock option grants around the competitive median of the peer groups. Nevertheless, in recommending stock option grants to executive officers in 2014 and 2015, which exceeded the competitive median, the Chief Executive Officer considered a number of factors, including the completion of several successful transactions, the growth of the Company and organization, increasing complexity of the Company’s business, and appreciation in the Company’s stock price. In determining the stock option award for the Chief Executive Officer in 2014 and 2015, the Compensation Committee relied heavily on the Company’s accomplishments and growth in 2014 and 2015, including growth in revenue and employee base, its completion of strategic acquisitions and investments, and other important commercial transactions. As discussed above, our Compensation Committee considered compensation practices at the peer group companies, but recognized that the actual positioning of compensation for individual executives may range above or below the median based on job content, experience and responsibilities of the roles compared to similar positions in the market.
With limited exceptions, we have not granted employees restricted stock or restricted stock awards pursuant to our equity benefit plans. However, our Compensation Committee, in its discretion, may in the future elect to make such grants to our employees and our Named Executive Officers if it deems it advisable.

Advisory Vote on Executive Compensation

We conducted our first advisory vote on executive compensation at our 2011 Annual Meeting and then again at our 2014 Annual Meeting. While this vote is not binding on the Company, our Board of Directors or our Compensation Committee, we believe that it is important for our stockholders to have an opportunity to vote on this proposal every three years as a means to express their views regarding our executive compensation philosophy, our compensation policies and programs, and our decisions regarding executive compensation, all as disclosed in our proxy statement. Our Board of Directors and our Compensation Committee value the opinions of our stockholders and, to the extent there is any significant vote against the compensation of our Named Executive Officers as disclosed in the proxy statement, we will consider our stockholders’ concerns and the Compensation Committee will evaluate whether any actions are necessary to address those concerns. In addition to our advisory vote on executive compensation every three years, we are committed to ongoing engagement with our stockholders on executive compensation and corporate governance issues. These engagement efforts take place throughout the year through meetings, telephone calls and correspondence involving our senior management, directors and representatives of our stockholders.
At the 2014 Annual Meeting, more than 95% of the votes cast on the advisory vote on the executive compensation proposal were in favor of our named executive officer compensation as disclosed in the proxy statement, and as a result our named executive officer compensation was approved. Our Board of Directors and Compensation Committee reviewed these final vote results. Given the significant level of support, no changes to our executive compensation policies and decisions were necessary at that time based on the vote results. We have determined that our stockholders should vote on a Say-on-Pay proposal every three years, consistent with the preference expressed by our stockholders at the 2011 Annual Meeting. Accordingly, the next Say on Pay vote will be in 2017.
Employment Agreements. We have not entered into an employment agreement with any of our current executive officers.
Severance and Change-in-Control Benefits. Except as set forth below, none of our current executive officers are entitled to severance or change of control benefits; provided however, that the 2007 Equity Incentive Plan provides for certain accelerated vesting upon change in control events. Adam Logal, our Senior Vice President, Chief Financial Officer, is entitled to receive four months of paid salary and continued benefits if he is terminated without cause or he resigns for good reason.
401(k) Profit Sharing Plan. We have adopted a tax-qualified 401(k) Profit Sharing Plan (the “401(k) Plan”) covering all qualified employees. The effective date of the 401(k) Plan is January 2008. Participants may elect a salary reduction of at least 1% as a contribution to the 401(k) Plan, up to the statutorily prescribed annual limit for tax-deferred contributions ($17,500 for employees under age 50 and an additional $5,500 for employees 50 and above in 2014). In 2008, the Company adopted the Roth contribution for employee elections. The 401(k) Plan permits employer matching of up to 4% of a participant’s salary up to the statutory limits. In 2010, we elected a safe harbor contribution at 4% of annual compensation. All of our safe harbor contributions are immediately vested.
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
Section 162(m) of the Internal Revenue Code

Section 162(m) of the Code generally does not allow a deduction for annual compensation in excess of $1,000,000 paid to our executive officers. This limitation on deductibility does not apply to certain compensation, including “performance based” compensation under a plan approved by our stockholders. It is expected that equity grants under our 2007 Equity Incentive Plan will qualify for the “performance-based” exceptions from the Section 162(m) limitations. Our policy is generally to preserve the federal income tax deductibility of compensation and to qualify eligible compensation for the performance-based exception in order for compensation not to be subject to the limitation on deductibility imposed by Section 162(m) of the Code. We may, however, approve compensation that may not be deductible if we determine that the compensation is in our best interests as well as the best interests of our stockholders.
Compensation Committee Interlocks and Insider Participation

The members of our Compensation Committee are Dr. Lerner and Messrs. Baron and Paganelli. None of these individuals was at any time during fiscal year 2014 an officer or employee of ours and, other than Mr. Paganelli, none have served as a former officer of ours. Mr. Paganelli served as the Company’s Interim Chief Executive Officer and Secretary from June 29, 2005 through March 27, 2007, and as Chairman of the Board from December 2003 through March 27, 2007.

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
Compensation Committee
Richard A. Lerner, M.D., Chairman
Robert Baron
John A. Paganelli

The Compensation Committee report above shall not be deemed to be “soliciting material” or to be “filed” with the Securities and Exchange Commission, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or the Exchange Act of 1934, each as amended, except to the extent that we specifically incorporate it by reference into such filing.

EXECUTIVE COMPENSATION

Summary Compensation Table for 2012-2014
The following table sets forth information regarding compensation earned in or with respect to fiscal years 2014, 2013, and 2012:

•	Our Chief Executive Officer during fiscal 2014;

•	By persons who served as our Principal Financial Officer during fiscal 2014; and

•
    Our only two executive officers (other than individuals serving as our Chief Executive Officer or our Principal Financial Officer) who were serving as executive officers at the end of the last completed fiscal year.

We refer to these officers collectively as our Named Executive Officers.

Name and Principal Position	Year	Salary ($)	Option Award(s) ($)(1)	All Other Compensation ($)(2)	Total ($)
Phillip Frost, M.D.	2014	500,000	1,824,000	290,400	2,614,400
Chief Executive Officer	2013	492,308	1,970,000	10,200	2,472,508
	2012	460,000	—	9,800	469,800

Jane H. Hsiao, Ph.D.	2014	490,000	1,596,000	70,400	2,156,400
Chief Technical Officer	2013	482,308	1,773,000	240,200	2,495,508
	2012	450,000	—	9,800	459,800

Steven D. Rubin	2014	480,000	1,595,000	10,400	2,085,400
Executive Vice President-	2013	455,000	1,773,000	10,200	2,238,200
Administration	2012	350,000	—	9,800	359,800

Adam Logal(3)	2014	300,000	1,140,000	10,400	1,450,400
Senior Vice President	2013	—	—	—	—
and Chief Financial Officer	2012	—	—	—	—

Juan F. Rodriguez(4)	2014	74,039		102,561	176,600
Former Senior Vice President	2013	275,000	—	10,200	285,200
and Chief Financial Officer	2012	127,000	711,000	4,600	842,600

____________

(1)
Reflects the aggregate grant date fair value computed in accordance with FASB ASC Topic 718. The assumptions used in calculating the amounts are discussed in Note 9 of the Company’s audited financial statements for the year ended December 31, 2014 included in the Company’s Annual Report on Form 10-K filed with the SEC on February 27, 2015.

(2)
For 2014, includes (i) $280,000 for a Hart-Scott-Rodino Antitrust Improvements Act filing fee paid on behalf of Dr. Frost in February 2014; (ii) $60,000 paid to Dr. Hsiao related to an agreement pursuant to which the Company has the right to utilize laboratory space in Taiwan; (iii) contributions made by the Company under its 401(k) Plan during fiscal 2014 in the amount of $10,400 for each of Drs. Frost and Hsiao, Messrs. Rubin and Logal and $6,792 for Mr. Rodriguez; and (iv) $95,769 to Mr. Rodriguez for consulting fees following his resignation.

(3)	Mr. Logal was appointed to his position as Senior Vice President and Chief Financial Officer effective April 1, 2014.

(4)	Mr. Rodriguez resigned from his position as Senior Vice President and Chief Financial Officer, effective April 1, 2014.

Grants of Plan-Based Awards
The following table presents information concerning grants of plan-based awards to each of the Named Executive Officers during the year ended December 31, 2014. The exercise price per share of each option granted to our Named Executive Officers during 2014 was equal to the fair market value of our common stock, as determined by our Compensation Committee on the date of the grant.

Name	Grant Date	All Other Option Awards: Number of Securities Underlying Options (#)(1)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Option Awards ($)(2)
Phillip Frost, M.D.	4/14/14	400,000	8.37	1,824,000.00
Jane H. Hsiao, Ph.D.	4/14/14	350,000	8.37	1,596,000.00
Steven D Rubin	4/14/14	350,000	8.37	1,596,000.00
Adam Logal	4/14/14	250,000	8.37	1,140,000.00
Juan F. Rodriguez(3)	—	—	—	—
____________

(1)	Options vest in four equal annual tranches, commencing April 14, 2015, and expiring on April 13, 2024.

(2)	Reflects the grant date fair value computed in accordance with FASB ASC Topic 718.

(3)	Mr. Rodriguez resigned from his position as Senior Vice President and Chief Financial Officer, effective April 1, 2014.

Outstanding Equity Awards at Fiscal Year-End for 2014
The following table sets forth information with respect to equity awards outstanding as of December 31, 2014.

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date

Phillip Frost, M.D.	112,500	(1)(2)	—		2.36	4/13/17
	125,000	(3)	375,000	(3)	7.61	3/17/20
	539,344	(4)(5)	—		4.77	2/4/23
	54,730	(4)(6)	—		5.50	8/4/21
	—		400,000	(7)	8.37	4/13/24

Jane H. Hsiao, Ph.D.	—		337,500	(3)(8)	7.61	3/17/20
	—		350,000	(7)	8.37	4/13/24

Steven D. Rubin	250,000	(10)	—		1.16	5/4/16
	265,000	(1)	—		2.36	4/13/17
	112,500	(3)	337,500	(3)	7.61	3/17/20
	308,481	(4)(5)	—		4.77	2/4/23
	24,877	(4)(6)	—		5.50	8/4/21
	24,877	(4)(9)	—		0.66	2/3/19
	—		350,000	(7)	8.37	4/13/24

Adam Logal(11)	189,207	(12)	—		0.56	3/15/17
	35,000	(13)	—		1.65	4/28/15
	60,000	(10)	—		1.16	5/4/16
	75,000	(1)	—		2.36	4/13/17
	56,250	(14)	18,750	(14)	3.43	6/8/18
	62,500	(15)	62,500	(15)	4.62	7/11/19
	62,500	(15)	62,500	(15)	4.62	7/11/19
	31,250	(16)	93,750	(16)	7.61	3/17/20
	—		250,000	(7)	8.37	4/13/24

Juan F. Rodriguez(17)	80,000		—		—	—
____________

(1)	Options were issued on April 14, 2010 and vested in four equal annual tranches beginning on April 14, 2011.

(2)	Original option grant was for 450,000 shares. Dr. Frost exercised options for 337,500 shares on December 13, 2013.

(3)	Options were issued on March 18, 2013 and vest in four equal annual tranches beginning on March 18, 2014.

(4)
On August 29, 2013, PROLOR Biotech, Inc. (formerly Modigene Inc.) (“PROLOR”) became a wholly owned subsidiary of the Company pursuant to an Agreement and Plan of Merger, dated April 23, 2013, by and among the Company, PROLOR and POM Acquisition, Inc., a wholly owned subsidiary of the Company (the “Merger

Agreement”). As a result, the holders of PROLOR securities became holders of the Company’s securities. The exchange ratio pursuant to the Merger Agreement was 0.9951.

(5)	These options vested on August 29, 2013.

(6)	These options vested on August 4, 2012.

(7)	Options were issued on April 14, 2014 and vest in four equal annual trances beginning on April 14, 2015.

(8)	Original option grant was for 450,000 shares. Dr. Hsiao exercised options for 112,500 shares on August 1, 2014.

(9)	These options vested on February 5, 2010.

(10)	Options were issued on May 5, 2009 and vested in four equal annual tranches beginning on May 5, 2010.

(11)	Mr. Logal was appointed to his position as Senior Vice President and Chief Financial Officer, effective April 1, 2014.

(12)
Options were issued on March 29, 2007 and vested monthly beginning April 2007 until fully vested in May 2011. Mr. Logal exercised options for 100,000 shares in September 2008, 50,000 shares on June 15, 2011, and 50,000 shares on February 1, 2013.

(13)	Options were issued on April 28, 2008 and vested in four equal annual tranches beginning April 28, 2009.

(14)	Options were issued on June 9, 2011 and vest in four equal annual tranches beginning June 9, 2012.

(15)	Options were issued on July 12, 2012 and vest in four equal annual tranches beginning July 12, 2013.

(16)	Options were issued on March 18, 2013 and vest in four equal annual tranches beginning March 18, 2014.

(17)
Mr. Rodriguez resigned from his position as Senior Vice President and Chief Financial Officer effective April 1, 2014. Options were issued on July 16, 2012 and vested in four equal tranches beginning on July 16, 2013. At the conclusion of Mr. Rodriguez’s consulting period with OPKO in October 2014, the Company accelerated the vesting of all unvested stock option awards.

Option Exercises and Stock Vested
The following table summarizes for each Named Executive Officer the number of shares the Named Executive Officer acquired on the exercise of stock option and the number of shares the Named Executive Officer acquired on the vesting of stock awards in fiscal 2014.

	Option Awards		Stock Awards
Name	Number of Shares Acquired On Exercise (#)	Value Realized On Exercise ($)	Number of Shares Acquired On Vesting (#)	Value Realized On Vesting ($)
Phillip Frost, M.D.	24,877	$205,732	—	—

Jane H. Hsiao, Ph.D.	112,500	717,750	—	—
	112,500	127,125	—	—
	39,804	158,021	—	—
	29,853	96,723	—	—
	14,926	120,602	—	—

Steven D. Rubin	500,000	1,995,000	—	—
	200,000	1,444,000	—	—

Adam Logal	—	—	—	—

Juan F. Rodriguez	220,000	1,031,971

Pension Benefits
None of our Named Executive Officers is covered by a pension plan or other similar benefit plan that provides for payments or other benefits at, following, or in connection with retirement.
Nonqualified Defined Contribution and Other Nonqualified Deferred Compensation Plan
None of our Named Executive Officers is covered by a nonqualified defined contribution or other nonqualified deferred compensation plan.
Employment Agreements and Change in Control Arrangements
We have not entered into employment agreements with any of our executive officers. Except for Mr. Logal who is entitled to receive four months of paid salary and continued benefits if he is terminated without cause or he resigns for good reason, none of our Named Executive Officers are entitled to severance or change of control benefits; provided however, that the 2007 Equity Incentive Plan provides for accelerated vesting of all awards under the plan upon a Change in Control. Pursuant to the plan, if there is a Change in Control of the Company, the vesting date of each outstanding equity award under the plan shall be accelerated so that each such award shall, immediately prior to the effective date of the Change in Control, become fully vested with respect to the total number of shares of common stock subject to such award. Upon the consummation of any Change in Control, all outstanding awards under the 2007 Equity Incentive Plan, shall to the extent not previously exercised, either be assumed by any successor corporation or parent thereof or be replaced with a comparable award with respect to shares of common stock of such successor corporation or parent thereof. Under the 2007 Equity Incentive Plan, a “Change in Control” means the occurrence of any of the following events:
(a)    any Person (other than (i) the Company, (ii) any trustee or other fiduciary holding securities under an employee benefit plan of the Company, (iii) any subsidiaries of the Company, (iv) any company owned, directly or indirectly, by the stockholders of the Company in substantially the same proportions as their ownership of stock of the Company, or (v) the Frost Group or any of its affiliates) becomes, either alone or together with such Person’s affiliates and associates, the beneficial owner, directly or indirectly, of securities of the Company representing 50% or more of the combined voting power of the Company’s then-outstanding securities;
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
If we had experienced a Change of Control on December 31, 2014, the value of the acceleration of stock options held by each of Drs. Frost, Hsiao and Messrs. Rubin and Logal would be approximately $2.4 million, $1.9 million, $1.9 million, and $1.5 million, respectively.
Juan F. Rodriguez, the Company’s former Senior Vice President and Chief Financial Officer resigned effective April 1, 2014. Mr. Rodriguez provided consulting services to the Company for a period of six months following his resignation in exchange for which he received approximately $96,000 payable over the term of the consulting period.

His options continued to vest during the consulting period and any unvested options were automatically accelerated at the end of the consulting period.
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
The following table sets forth information with respect to compensation of non-employee directors of the Company during fiscal year 2014.
Fiscal 2014 Director Compensation

Name	Fees Earned or Paid in Cash ($)	Stock Award ($)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)	Change in Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Robert A. Baron	17,500	—	99,200	—	—	—	116,700
Thomas E. Beier	10,000	—	99,200	—	—	—	109,200
Dmitry Kolosov	10,000	—	99,200	—	—	—	109,200
Richard A. Lerner, M.D.	15,000	—	99,200	—	—	—	114,200
Richard C. Pfenniger, Jr.	15,000	—	99,200	—	—	—	114,200
John A. Paganelli	12,500	—	99,200	—	—	—	111,700
Alice Lin-Tsing Yu, M.D., Ph.D.	10,000	—	99,200	—	—	—	109,200
____________

(1)
Reflects the aggregate grant date fair value computed in accordance with FASB ASC Topic 718. Assumptions made in the calculation of these amounts are included in Note 9 to the Company’s audited financial statements, included in the Company’s Annual Report on Form 10-K filed with the SEC on February 27, 2015. The table below sets forth the aggregate number of stock options of each non-employee director outstanding as of December 31, 2014:

Name	Stock Options
Robert A. Baron	135,000
Thomas E. Beier	140,000
Dmitry Kolosov	105,000
Richard A. Lerner, M.D.	125,000
John A. Paganelli	135,000
Richard C. Pfenniger, Jr.	80,000
Alice Lin-Tsing Yu, M.D., Ph.D.	100,000

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Security Ownership of Certain Beneficial Owners and Management
The following table contains information regarding the beneficial ownership of our voting stock as of April 20, 2015, held by (i) each stockholder known by us to beneficially own more than 5% of the outstanding shares of any class of voting stock; (ii) our directors and nominees; (iii) our Named Executive Officers as defined in the paragraph preceding the Summary Compensation Table and our current executive officers; and (iv) all current directors and executive officers as a group. Except where noted, all holders listed below have sole voting power and investment power over the shares beneficially owned by them. Unless otherwise noted, the address of each person listed below is c/o OPKO Health, Inc., 4400 Biscayne Blvd., Miami, FL 33137.

Name and Address of Beneficial Owner	Class of Security	Amount and Nature Beneficial Ownership		Percentage of Class**

Frost Gamma Investments Trust	Common Stock	174,719,059	(1)	38.12%

The Frost Group, LLC	Common Stock	20,091,062	(2)	4.38%

Phillip Frost, M.D. CEO & Chairman of the Board	Common Stock	177,788,010	(3)	38.70%

Jane H. Hsiao, Ph.D., MBA Vice Chairman of the Board & Chief Technical Officer	Common Stock	31,043,614	(4)	6.77%

Steven D. Rubin Executive Vice President – Administration and Director	Common Stock	6,625,142	(5)	1.44%

Adam Logal Senior Vice President and Chief Financial Officer	Common Stock	571,496	(6)	*

Juan F. Rodriguez(7) Former Senior Vice President and Chief Financial Officer	Common Stock	15,000	(8)	*

John A. Paganelli, Director	Common Stock	434,825	(9)	*

Robert Baron, Director	Common Stock	420,965	(9)	*

Thomas E. Beier, Director	Common Stock	270,227	(10)	*

Richard A. Lerner, M.D., Director	Common Stock	273,849	(11)	*

Richard C. Pfenniger, Jr., Director	Common Stock	230,000	(12)	*

Alice Lin-Tsing Yu, M.D., Ph.D., Director	Common Stock	140,000	(13)	*

Dmitry Kolosov, Director	Common Stock	105,000	(14)	*

All Executive Officers and Directors as a group (11 persons)	Common Stock	220,754,958		47.76%
____________

*	Less than 1%

**	Percentages of common stock based upon 458,393,587 shares of our common stock issued and outstanding at April 20, 2015.

(1)
Includes 20,091,062 shares of common stock held by The Frost Group, LLC, of which Frost Gamma Investments Trust is a principal member. Frost Gamma Investments Trust disclaims beneficial ownership of the common stock held by The Frost Group, LLC, except to the extent of its pecuniary interest therein. The Frost Gamma Investments Trust has sole voting power over 154,627,997 shares of the Company’s common stock, shared voting power over 20,091,062 shares of the Company’s common stock, sole dispositive power over 154,627,997 shares of the Company’s common stock, and shared dispositive power over 20,091,062 shares of the Company’s common stock.

(2)
The Frost Group, LLC has sole voting power over 0 shares of the Company’s common stock, shared voting power over 20,091,062 shares of the Company’s common stock, sole dispositive power over 0 shares of the Company’s common stock, and shared dispositive power over 20,091,062 shares of the Company’s common stock.

(3)
Includes 154,627,997 shares of common stock held by Frost Gamma Investments Trust. It also includes options to purchase 1,056,574 shares of common stock exercisable within 60 days of April 20, 2015 held by Dr. Frost. Dr. Frost is the trustee and Frost Gamma Limited Partnership is the sole and exclusive beneficiary of Frost Gamma Investments Trust. Dr. Frost is one of two limited partners of Frost Gamma Limited Partnership. The general partner of Frost Gamma Limited Partnership is Frost Gamma Inc. and the sole stockholder of Frost Gamma, Inc. is Frost-Nevada Corporation. Dr. Frost is also the sole stockholder of Frost-Nevada Corporation. The number of shares included above also includes 20,091,062 shares of common stock owned directly by The Frost Group, LLC. Frost Gamma Investments Trust is a principal member of The Frost Group, LLC. Dr. Frost and the Frost Gamma Investments Trust disclaim beneficial ownership of these shares of common stock, except to the extent of any pecuniary interest therein. Does not include 2,851,830 shares of Common Stock held by the Phillip and Patricia Frost Philanthropic Foundation, Inc., of which Dr. Frost is one of three directors. Phillip Frost, M.D. has sole voting power over 157,696,948 shares of the Company’s common stock, shared voting power over 20,091,062 shares of the Company’s common stock, sole dispositive power over 157,696,948 shares of the Company’s common stock, and shared dispositive power over 20,091,062 shares of the Company’s common stock.

(4)
Includes options to purchase 200,000 shares of common stock exercisable within 60 days of April 20, 2015. Also includes 1,000,000 shares of common stock held by each of The Chiin Hsiung Hsiao Family Trust A and The Chiin Hsiung Hsiao Family Trust B, for which Dr. Hsiao serves as the sole trustee of both, 4,472,581 shares of common stock held by Hsu Gamma Investment, L.P., for which Dr. Hsiao serves as General Partner. Dr. Hsiao is a member of the Frost Group, LLC, which holds 20,091,062 shares of common stock. Dr. Hsiao disclaims beneficial ownership of the shares of common stock held by The Frost Group, LLC, except to the extent of any pecuniary interest therein.

(5)
Includes options to purchase 1,185,735 shares of common stock exercisable within 60 days of April 20, 2015. Mr. Rubin is a member of the Frost Group, LLC, which holds 20,091,062 shares of common stock. Mr. Rubin disclaims beneficial ownership of the shares of common stock held by The Frost Group, LLC, except to the extent of any pecuniary interest therein.

(6)	Includes options to acquire 526,707 shares of common stock exercisable within 60 days of April 20, 2015.

(7)	Mr. Rodriguez resigned from his position as Senior Vice President, Chief Financial Officer effective April 1, 2014.

(8)	Includes 15,000 shares of common stock exercisable within 60 days of April 20, 2015.

(9)	Includes options to acquire 135,000 shares of common stock exercisable within 60 days of April 20, 2015.

(10)
Includes options to acquire 140,000 shares of common stock exercisable within 60 days of April 20, 2015. Also includes 130,227 shares of common stock held by the Thomas E. Beier Trust, for which Thomas Beier and Evelyn Beier are trustees.

(11)
Includes options to acquire 125,000 shares of common stock exercisable within 60 days of April 20, 2015. Also includes 13,100 shares of common stock held by the Lerner Family Trust, for which Richard Lerner and Nicola Lerner are Trustees.

(12)	Includes options to acquire 80,000 shares of common stock exercisable within 60 days of April 20, 2015.

(13)	Includes options to acquire 100,000 shares of common stock exercisable within 60 days of April 20, 2015.

(14)	Includes options to acquire 105,000 shares of common stock exercisable within 60 days of April 20, 2015.

Fiscal Year-End Equity Compensation Plan Information
The following table sets forth aggregated information concerning our equity compensation plans outstanding at December 31, 2014.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (#)	Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding shares reflected in the 1st column)
Equity Compensation Plans Approved by Stockholders	23,299,919	$5.50	16,736,892
Equity Compensation Plans Not Approved by Stockholders	—	—	—
Total	23,299,919	$5.50	16,736,892
Item 13. Certain Relationships and Related Transactions, and Director Independence
Certain Relationships and Related Party Transactions
Frost Gamma Investments Trust (the “Gamma Trust”), a trust controlled by Dr. Phillip Frost, our Chairman of the Board and Chief Executive Officer, Dr. Jane H. Hsiao, our Vice Chairman and Chief Technical Officer, and Steven D. Rubin, our Executive Vice President – Administration and a member of our Board, are each members of The Frost Group, LLC (the “Frost Group”), an entity which beneficially owns approximately 4.38% of our common stock as of April 20, 2015. Furthermore, the Gamma Trust beneficially owns approximately 38.12% of our common stock as of April 20, 2015. Jane Hsiao beneficially owns approximately 6.77% of our common stock as of April 20, 2015, and Mr. Rubin beneficially owns less than 5% of our common stock as of April 20, 2015.
Effective January 1, 2014, we entered into a five-year lease with Frost Real Estate Holdings, LLC (“Frost Holdings”), which was amended on July 28, 2014. The lease, as amended, is for approximately 22,000 square feet of space, and provides for payments of approximately $57 thousand per month in the first year increasing annually to $65 thousand per month in the fifth year, plus applicable sales tax. The rent is inclusive of operating expenses, property taxes and parking. The rent will be reduced by $216 thousand for the cost of tenant improvements, of which approximately $113 thousand and $103 thousand will be credited against rent payments in 2014 and 2015, respectively.
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
In November 2010, we made an investment in Fabrus, Inc. (“Fabrus”), a privately-held early-stage biotechnology company. In May 2014, Senesco Technologies, Inc. (OTCBB: SNTI) acquired Fabrus pursuant to an agreement and plan of merger, and in September 2014, Senesco changed its name to Sevion Therapeutics, Inc. Dr. Frost and Steven Rubin serve on the Sevion board of directors. At December 31, 2014, we owned approximately 4% of Sevion.
In August 2011, we made an investment in Neovasc, Inc. (“Neovasc”). Dr. Frost and other members of our management are shareholders of Neovasc. Prior to the investment, Dr. Frost beneficially owned approximately 36%

of Neovasc, Dr. Hsiao owned approximately 6%, and Mr. Rubin owned less than 1%. Dr. Hsiao and Mr. Rubin also serve on the board of directors of Neovasc. OPKO owned 6% of Neovasc, Inc. as of December 31, 2014.
In February 2012, we made a $1.0 million investment in ChromaDex Corporation (“ChromaDex”), a publicly traded company and leading provider of proprietary ingredients and products for the dietary supplement, nutraceutical, food and beverage, functional food, pharmaceutical and cosmetic markets, in exchange for 1,333,333 shares of ChromaDex common stock, at $0.75 per share. In connection with our investment, we also entered into a license, supply and distribution agreement with ChromaDex pursuant to which we obtained exclusive distribution rights to certain of its products in Latin America. Our investment was part of a $3.7 million private placement. Other investors participating in the private financing included the Gamma Trust, Hsu Gamma, and Dr. Lerner, a director. Immediately following our investment, we owned 1.5% of ChromaDex, the Gamma Trust owned approximately 16% of ChromaDex; Hsu Gamma owned approximately 1%; and certain of our directors owned less than 1% of ChromaDex.
In February 2012, we purchased from Biozone Pharmaceuticals, Inc., a publicly traded company engaged in the manufacture and sale of pharmaceutical and cosmetic products (“BZNE”), $1.7 million of 10% secured convertible promissory notes (the “BZNE Notes”) and ten year warrants to purchase 8.5 million shares of BZNE common stock. We also entered into a license agreement pursuant to which we acquired a world-wide license for the development and commercialization of products utilizing BZNE’s proprietary drug delivery technology, including a technology called QuSomes, exclusively for OPKO in the field of ophthalmology and non-exclusive for all other therapeutic fields, subject in each case to certain excluded products.
On January 2, 2014, BZNE sold substantially all of its operating assets, including its QuSomes technology, to MusclePharm Corporation (OTCQB: MSLP), an international, award-winning sports nutrition company (“Musclepharm”), in exchange for 1.2 million shares of Musclepharm’s common stock. Effective January 2, 2014, BZNE completed a merger with Cocrystal, another entity in which we have an equity investment, to which Cocrystal was the surviving entity, and the name of the issuer was changed to Cocrystal Pharma, Inc. (“CPI”). In connection with the merger, CPI issued to Cocrystal’s security holders 1,000,000 shares of CPI’s Series B Convertible Preferred Stock (“Series B”). The Series B shares: (i) automatically convert into shares of CPI’s common stock at a rate of 205.08308640 shares for each share of Series B at such time that CPI has sufficient authorized capital, (ii) are entitled to vote on all matters submitted to shareholders of CPI and vote on an as converted basis and (iii) have a nominal liquidation preference. Effective January 16, 2014, we invested an additional $0.5 million in CPI as part of a $2.75 million private placement and received 1 million shares of common stock and 1 million 10-year warrants exercisable at $0.50 per share. Drs. Frost and Hsiao and Mr. Rubin currently serve on the Board of Directors for CPI.
During the years ended December 31, 2014 and 2013, our FineTech subsidiary recorded revenue of $0.3 million and $0.3 million, respectively, for the sale of APIs to Teva. Dr. Frost served as the Chairman of the Board of Directors of Teva until December 2014 and served as a Director until February 2015.
In January 2013, we entered into note purchase agreements, dated January 25, 2013, with various qualified institutional buyers and accredited investors for the sale of $175.0 million aggregate principal amount of 3.00% convertible senior notes due 2033 (the “Notes”) in a private placement in reliance on exemptions from registration under the Securities Act of 1933, as amended (the “Securities Act”). The purchasers of the Notes include Gamma Trust and Hsu Gamma. The Notes were issued on January 30, 2013.
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
In October 2013, we entered into an agreement with ARNO Therapeutics, Inc. (“ARNO”), a clinical stage company focused on the development of oncology drugs, pursuant to which we invested $2.0 million as part of an approximate $30 million financing. In exchange for our investment, we received 833,333 shares of ARNO common stock, one-year warrants to purchase 833,333 shares of ARNO common stock, for $2.40 a share and five-year warrants to purchase an additional 833,333 shares of ARNO common stock for $4.00 a share. Other investors participating in the private financing included the Gamma Trust, Hsu Gamma, and other members of our Board and management. In connection with the transaction, ARNO agreed that for so long as we continue to hold at least 3% of the total number of outstanding shares of ARNO’s common stock on a fully-diluted basis, we will have the right to appoint a non-voting observer to attend all meetings of ARNO’s Board of Directors and we will have a right of first negotiation that provides us with exclusive rights to negotiate with ARNO for a 45-day period regarding any potential strategic transactions that ARNO’s Board of Directors elects to pursue.
In October 2013, we made an investment in Zebra Biologics, Inc. (“Zebra”) pursuant to which we acquired 840,000 shares of Zebra’s Series A-2 Preferred stock for $2.0 million. Zebra is a privately held biotechnology company focused on the discovery and development of biosuperior antibody therapeutics and complex drugs. Zebra’s patented platform is an advanced version of a core technology developed at TSRI by Dr. Lerner (the “TSRI Technology”). Zebra acquired the license to the TSRI Technology from a third party who had licensed such rights from TSRI. In connection with its acquisition of rights to the TSRI Technology, Zebra agreed to make certain research funding payments to Dr. Lerner’s laboratory at TSRI to further support development of the TSRI Technology. Dr. Lerner also participated in the Series A-2 Preferred Stock financing on the same financial terms as the Company. Each of Drs. Frost and Lerner serve as members of the Board of Directors and scientific consultants to Zebra. After the closing, we owned 23.5% of the Series A-2 Preferred stock issued and outstanding by Zebra. Each of Drs. Frost and Lerner received 900,000 restricted shares of Zebra common stock in connection with their roles as founders and scientific consultants to Zebra. Dr. Frost gifted his 900,000 shares of Zebra restricted common stock to OPKO.
In February 2014, Dr. Frost, our Chairman and Chief Executive Officer, paid a filing fee of $280,000 to the FTC under the HSR Act in connection with filings made by us and Dr. Frost. We reimbursed Dr. Frost for the HSR filing fee.
In March 2015, Mr. Kolosov was awarded 10,000 stock options in recognition of exceptional service to the Board.
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
Director Independence
In evaluating the independence of each of our directors and director nominees, the Board considers transactions and relationships between each director or nominee, or any member of his or her immediate family and the Company and its subsidiaries and affiliates. The Board also examined transactions and relationships between directors and director nominees or their known affiliates and members of the Company’s senior management and their known affiliates. The purpose of this review is to determine whether any such relationships or transactions are inconsistent with a determination that the director is independent under applicable laws and regulations and NYSE listing standards. In 2014, the Board affirmatively determined that a majority of our current directors, including Messrs. Robert A. Baron, Dmitry Kolosov, John A. Paganelli, Richard C. Pfenniger, Jr., and Drs. Richard A. Lerner and Alice Lin-Tsing Yu, are “independent” directors within the meaning of the listing standards of the NYSE and applicable law. In making the independence determinations, the Board considered a number of factors and relationships, including without limitation (i) Dr. Frost’s service on the Board of Directors for Continucare Corporation until October 2011, an entity for which Mr. Pfenniger served as Chairman, Chief Executive Officer, and President until October 2011; (ii) Dr. Frost’s membership on the Board of Trustees for the Scripps Research Institute (“TSRI”), a 501(c)(3) entity for which Dr. Lerner served as President until December 2011; (iii) Dmitry Kolosov’s stock option awards for exceptional Board service on November 4, 2013 (valued at $87,250) and March 18, 2015 (valued at $58,400); (iv) Dr. Lerner’s stock option award for service as Chairman of the Company’s Scientific Advisory Board on June 9, 2011 valued at $57,250; (v) the Company’s investment in Zebra Biologics, Inc. (“Zebra”), an entity for which Dr. Lerner is the founder and currently serves as a director and scientific advisor; and (vi) Dr. Yu’s prior service as a Distinguished Research Fellow and Associate Director at the Genomics Research Center, Academia Sinica, a Taiwanese entity from which the Company licenses technology. As required by the NYSE, the Company’s independent directors meet at least annually in executive session without the presence of its non-independent directors or management.
Item 14. Principal Accountant Fees and Services

Ernst & Young LLP (“Ernst & Young”) has served as the Company’s independent registered public accounting firm since 2007. The Audit Committee plans to engage Ernst & Young as the Company’s independent registered public accounting firm to audit our financial statements for fiscal 2015 and to express an opinion on the effectiveness of our internal control over financial reporting as of December 31, 2015. We expect that a representative of Ernst & Young will attend the Annual Meeting, will have an opportunity to make a statement if he or she desires to do so, and will be available to respond to appropriate questions.

The following table presents fees for professional audit services provided by Ernst & Young for the audits of our annual financial statements and internal control over financial reporting for fiscal 2014 and 2013:

	FY 2014	FY 2013
Audit Fees	$1,225,000	$1,512,200
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	2,000	2,000
Total	$1,227,000	$1,514,200

Audit Fees include fees for services rendered for the audit of our annual consolidated financial statements, the audit of internal control over financial reporting, the review of financial statements included in our quarterly reports on Form 10-Q, and consents and other services normally provided in connection with statutory and regulatory filings or engagements for those fiscal years.
Audit-Related Fees would principally include fees incurred for due diligence in connection with potential transactions and accounting consultations. There were no audit-related fees incurred in 2014 and 2013.
Tax Fees would include fees for services rendered for tax compliance, tax advice, and tax planning. There were no tax fees incurred with Ernst & Young in 2014 and 2013.
All Other Fees would include fees for all other services rendered to us that do not constitute Audit Fees, Audit-Related Fees, or Tax Fees. For 2014 and 2013, such fees related to a license associated with an accounting research tool.
Audit Committee Policy for Pre-approval of Independent Auditor Services
The Audit Committee of the Board is required to pre-approve all audit and non-audit services provided by the Company’s independent registered public accounting firm in order to assure that the provision of such services does not impair the auditor’s independence. The Audit Committee has established a policy regarding pre-approval of permissible audit, audit-related, and other services provided by the independent auditors, which services are periodically reviewed and revised by the Audit Committee. Unless a type of service has received general pre-approval under the policy, the service will require specific approval by the Audit Committee. The policy also includes pre-approved fee levels for specified services and any proposed service exceeding the established fee level must be specifically approved by the Audit Committee. All audit and permitted non-audit services and all fees associated with such services performed by our independent registered public accounting firm in fiscal 2014 and 2013 were approved by the Audit Committee consistent with the policy described above.

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.
(a) (3) Exhibits

Exhibit Number	Description

31.1
Certification by Phillip Frost, Chief Executive Officer, pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2
Certification by Adam Logal, Chief Financial Officer, pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 30, 2015	OPKO HEALTH, INC.

	By:	/s/ Phillip Frost, M.D.
Phillip Frost, M.D.
Chairman of the Board and Chief Executive Officer

Exhibit Index

Exhibit Number	Description

31.1
Certification by Phillip Frost, Chief Executive Officer, pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2
Certification by Adam Logal, Chief Financial Officer, pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.1
CERTIFICATIONS
I, Phillip Frost, certify that:

(1)	I have reviewed this Annual Report on Form 10-K/A of OPKO Health, Inc.; and

(2)
Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report.

Date: April 30, 2015	/s/Phillip Frost, M.D.
Phillip Frost, M.D.
Chief Executive Officer

Exhibit 31.2
CERTIFICATIONS
I, Adam Logal, certify that:

(1)	I have reviewed this Annual Report on Form 10-K/A of OPKO Health, Inc.; and

(2)
Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report.

Date: April 30, 2015	/s/ Adam Logal
Adam Logal
Senior Vice President, Chief Financial Officer, Chief Accounting Officer and Treasurer