Form 10-Q
period 2015-03-31
Opko Health, Inc.
filed 2015-05-11
CIK 944809

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015.
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):   ☐  YES    ☒  NO
As of April 30, 2015, the registrant had 458,424,686 shares of Common Stock outstanding.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains “forward-looking statements,” as that term is defined under the Private Securities Litigation Reform Act of 1995 (“PSLRA”), Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements include statements about our expectations, beliefs or intentions regarding our product development efforts, business, financial condition, results of operations, strategies or prospects. You can identify forward-looking statements by the fact that these statements do not relate strictly to historical or current matters. Rather, forward-looking statements relate to anticipated or expected events, activities, trends or results as of the date they are made. Because forward-looking statements relate to matters that have not yet occurred, these statements are inherently subject to risks and uncertainties that could cause our actual results to differ materially from any future results expressed or implied by the forward-looking statements. Many factors could cause our actual activities or results to differ materially from the activities and results anticipated in forward-looking statements. These factors include those described below and in “Item 1A-Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2014, and described from time to time in our other reports filed with the Securities and Exchange Commission. Except as required by law, we do not undertake an obligation to update forward-looking statements. We intend that all forward-looking statements be subject to the safe-harbor provisions of the PSLRA. These forward-looking statements are only predictions and reflect our views as of the date they are made with respect to future events and financial performance.
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

•
We have no experience manufacturing our pharmaceutical product candidates other than at one of our Israeli facilities, and at our Mexican and Spanish facilities, and we have no experience in manufacturing our diagnostic product candidates.  We will therefore likely rely on third parties to manufacture and supply our pharmaceutical and diagnostics product candidates, and we would need to meet various standards to satisfy FDA regulations in order to manufacture on our own.

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
Item 1. Financial Statements
OPKO Health, Inc. and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share and per share data)

	March 31, 2015(1)	December 31, 2014(1)
ASSETS
Current assets:
Cash and cash equivalents	$348,192	$96,907
Accounts receivable, net	19,064	19,969
Inventory, net	18,324	16,604
Prepaid expenses and other current assets	8,445	9,389
Total current assets	394,025	142,869
Property, plant, equipment, and investment properties, net	15,120	16,411
Intangible assets, net	59,432	62,649
In-process research and development	793,000	793,152
Goodwill	223,219	224,292
Investments, net	22,380	22,453
Other assets	5,073	5,838
Total assets	$1,512,249	$1,267,664
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$10,472	$8,744
Accrued expenses	158,763	60,912
Current portion of lines of credit and notes payable	13,603	13,455
Total current liabilities	182,838	83,111
2033 Senior Notes, net of discount and estimated fair value of embedded derivatives	106,673	131,454
Other long-term liabilities, principally deferred revenue and deferred tax liabilities	410,165	217,358
Total long-term liabilities	516,838	348,812
Total liabilities	699,676	431,923
Equity:
Common Stock - $0.01 par value, 750,000,000 shares authorized; 459,314,572 and 433,421,677 shares issued at March 31, 2015 and December 31, 2014, respectively	4,593	4,334
Treasury Stock - 1,245,367 and 1,245,367 shares at March 31, 2015 and December 31, 2014, respectively	(4,051)	(4,051)
Additional paid-in capital	1,628,818	1,529,096
Accumulated other comprehensive income (loss)	(17,503)	(12,392)
Accumulated deficit	(791,955)	(674,843)
Total shareholders’ equity attributable to OPKO	819,902	842,144
Noncontrolling interests	(7,329)	(6,403)
Total shareholders’ equity	812,573	835,741
Total liabilities and equity	$1,512,249	$1,267,664

(1)
As of March 31, 2015 and December 31, 2014, total assets include $7.1 million and $7.6 million, respectively, and total liabilities include $12.1 million and $12.1 million, respectively, related to SciVac Ltd (“SciVac”), previously known as SciGen (I.L.) Ltd, a consolidated variable interest entity. SciVac’s consolidated assets are owned by SciVac and SciVac’s consolidated liabilities have no recourse against us. Refer to Note 5.

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

OPKO Health, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except share and per share data)

	For the three months ended March 31,
	2015	2014
Revenues:
Products	$15,486	$19,828
Revenue from services	2,069	1,970
Revenue from transfer of intellectual property	12,529	476
Total revenues	30,084	22,274
Costs and expenses:
Costs of revenues	10,320	12,391
Selling, general and administrative	17,446	13,812
Research and development	25,503	20,994
Contingent consideration	5,175	2,610
Amortization of intangible assets	2,665	2,744
Grant repayment (Note 12)	25,889	—
Total costs and expenses	86,998	52,551
Operating loss	(56,914)	(30,277)
Other income and (expense), net:
Interest income	8	40
Interest expense	(2,565)	(3,486)
Fair value changes of derivative instruments, net	(49,788)	(10,373)
Other income (expense), net	(1,508)	1,675
Other income and (expense), net	(53,853)	(12,144)
Loss before income taxes and investment losses	(110,767)	(42,421)
Income tax benefit (provision)	(5,509)	(614)
Loss before investment losses	(116,276)	(43,035)
Loss from investments in investees	(1,761)	(2,056)
Net loss	(118,037)	(45,091)
Less: Net loss attributable to noncontrolling interests	(925)	(540)
Net loss attributable to common shareholders	$(117,112)	$(44,551)
Loss per share, basic and diluted:
Net loss per share	$(0.26)	$(0.11)
Weighted average number of common shares outstanding, basic and diluted	446,480,884	412,909,809

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

OPKO Health, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)
(In thousands)

	For the three months ended March 31,
	2015	2014
Net loss	$(118,037)	$(45,091)
Other comprehensive income (loss), net of tax:
Change in foreign currency translation and other comprehensive income (loss) from equity investments	(3,852)	(1,801)
Available for sale investments:
Change in other unrealized gain (loss), net	(1,259)	335
Less: reclassification adjustments for (gains) losses included in net loss, net of tax	—	(553)
Comprehensive loss	(123,148)	(47,110)
Less: Comprehensive loss attributable to noncontrolling interest	(925)	(540)
Comprehensive loss attributable to common shareholders	$(122,223)	$(46,570)

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

OPKO Health, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	For the three months ended March 31,
	2015	2014
Cash flows from operating activities:
Net loss	$(118,037)	$(45,091)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,525	3,564
Non-cash interest on 2033 Senior Notes	1,056	1,777
Amortization of deferred financing costs	751	177
Losses from investments in investees	1,761	2,056
Equity-based compensation – employees and non-employees	7,382	3,579
(Recovery of) provision for bad debts	174	(74)
Provision for inventory obsolescence	220	337
Revenue from receipt of equity	(60)	(60)
Realized gain on sale of equity securities	(216)	(1,273)
Loss on conversion of 3.00% convertible senior notes	321	—
Change in fair value of derivative instruments	49,788	10,373
Change in fair value of contingent consideration	5,175	2,610
Changes in assets and liabilities, net of the effects of acquisitions:
Accounts receivable	(103)	(557)
Inventory	(2,610)	(1,676)
Prepaid expenses and other current assets	944	1,287
Other assets	(509)	1,429
Accounts payable	2,107	1,479
Foreign currency measurement	473	(976)
Deferred revenue	282,238	(46)
Accrued expenses and other liabilities	4,413	(1,526)
Net cash provided by (used in) operating activities	238,793	(22,611)
Cash flows from investing activities:
Investments in investees	—	(500)
Proceeds from sale of equity securities	—	1,297
Acquisition of businesses, net of cash	—	(200)
Capital expenditures	(363)	(861)
Net cash used in investing activities	(363)	(264)
Cash flows from financing activities:
Proceeds from the exercise of Common Stock options and warrants	12,712	1,639
Cash from non-controlling interest	791	—
Contingent consideration payments	—	(6,435)
Borrowings on lines of credit	5,158	4,250
Repayments of lines of credit	(4,849)	(5,985)
Net cash provided by financing activities	13,812	(6,531)
Effect of exchange rate on cash and cash equivalents	(957)	4
Net increase (decrease) in cash and cash equivalents	251,285	(29,402)
Cash and cash equivalents at beginning of period	96,907	185,798
Cash and cash equivalents at end of period	$348,192	$156,396
SUPPLEMENTAL INFORMATION:
Interest paid	$1,568	$2,420
Income taxes paid, net	$227	$377
Pharmsynthez common stock received	$—	$6,264
Non-cash financing:
Shares issued upon the conversion of:
2033 Senior Notes	$79,888	$—
Common Stock options and warrants, surrendered in net exercise	$14,238	$657
Issuance of capital stock to acquire:
OPKO Uruguay Ltda.	$—	$159

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
We own established pharmaceutical platforms in Chile, Spain, Mexico, and Uruguay, which are generating revenue and which we expect to facilitate future market entry for our products currently in development. In addition, we have established a global supply chain operation and holding company in Ireland. We own a specialty active pharmaceutical ingredients (“APIs”) manufacturer in Israel, which we expect will facilitate the development of our pipeline of molecules and compounds for our proprietary molecular diagnostic and therapeutic products. In the U.S., we own a laboratory certified under the Clinical Laboratory Improvement Amendments of 1988, as amended (“CLIA”), with a urologic focus that generates revenue and serves as the commercial platform for the U.S. launch of the 4Kscore test to improve cancer risk stratification of patient candidates prior to prostate biopsy.
We are incorporated in Delaware and our principal executive offices are located in leased offices in Miami, Florida. We lease office and lab space in Jupiter and Miramar, Florida, and Nes Ziona, Israel, which is where our molecular diagnostics research and development, oligonucleotide research and development and carboxyl terminal peptide research and development operations are based, respectively. We lease office, manufacturing and warehouse space in Woburn, Massachusetts for our point-of-care diagnostics business, and in Nesher, Israel for our API business. We lease laboratory and office space in Nashville, Tennessee, Burlingame, California, and Miramar, Florida for our CLIA-certified laboratory business, and we lease office space in Bannockburn, Illinois, and Markham, Ontario for our pharmaceutical business directed to renal disease. Our Chilean and Uruguayan operations are located in leased offices and warehouse facilities in Santiago and Montevideo, respectively. Our Mexican operations are based in owned offices, an owned manufacturing facility and a leased warehouse facility in Guadalajara and in leased offices in Mexico City. Our Spanish operations are based in owned offices in Barcelona, in an owned manufacturing facility in Banyoles and a leased warehouse facility in Palol de Revardit. Our Brazilian operations are located in leased offices in Sao Paulo. Our Irish operations are located in leased offices in Dublin.
NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of presentation. The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and notes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) considered necessary to present fairly the Company’s results of operations, financial position and cash flows have been made. The results of operations and cash flows for the three months ended March 31, 2015, are not necessarily indicative of the results of operations and cash flows that may be reported for the remainder of 2015 or for future periods. The unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2014.
Reclassification and correction of immaterial error. During the first quarter of 2014, we reported payments for contingent consideration and some deferred payments as cash outflows from operating activities. Amounts paid pertaining to the initial purchase accounting contingent liabilities should have been classified as cash outflows from financing activities. Amounts paid in excess of the initial purchase accounting contingent liabilities have been classified as cash outflows from operating activities. We have corrected the amounts previously reported in our Form 10-Q for the three months ended March 31, 2014 in conjunction with the filing of this Form 10-Q by reducing cash outflows from operating activities and increasing cash outflows from financing activities by $6.4 million for the first quarter of 2014.
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
Pre-launch inventories. We may accumulate commercial quantities of certain product candidates prior to the date we anticipate that such products will receive final U.S. FDA approval.  The accumulation of such pre-launch inventories involves the risk that such products may not be approved for marketing by the FDA on a timely basis, or ever.  This risk notwithstanding, we may accumulate pre-launch inventories of certain products when such action is appropriate in relation to the commercial value of the product launch opportunity.  In accordance with our policy, this pre-launch inventory is expensed.  At March 31, 2015 and December 31, 2014, there were no pre-launch inventories.
Goodwill and intangible assets. Goodwill represents the difference between the purchase price and the estimated fair value of the net assets acquired when accounted for by the purchase method of accounting and arose from our acquisitions of Pharma Genexx, S.A. (“OPKO Chile”), Pharmacos Exakta S.A. de C.V. (“OPKO Mexico”), CURNA, Inc. (“CURNA”), Claros Diagnostics, Inc. (“OPKO Diagnostics”), FineTech Pharmaceuticals, Ltd. (“FineTech”), ALS Distribuidora Limitada (“ALS”), Farmadiet Group Holding, S.L. (“OPKO Health Europe”), previously known as OPKO Spain, Prost-Data, Inc. (“OPKO Lab”), Cytochroma Inc. (“OPKO Renal”), Silcon Comércio, Importacao E Exportacao de Produtos Farmaceuticos e Cosmeticos Ltda. (“OPKO Brazil”) and PROLOR Biotech, Inc. (“OPKO Biologics”). Goodwill, in-process research and development (“IPR&D”) and other intangible assets acquired in business combinations, licensing and other transactions at March 31, 2015 and December 31, 2014 were $1.1 billion and $1.1 billion, respectively.
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
We amortize intangible assets with definite lives on a straight-line basis over their estimated useful lives, currently ranging from 3 to 10 years, and review for impairment at least annually, or when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. We use the straight-line method of amortization as there is no reliably determinable pattern in which the economic benefits of our intangible assets are consumed or otherwise used up. Amortization expense was $2.7 million and $2.7 million for the three months ended March 31, 2015 and 2014, respectively.
Fair value measurements. The carrying amounts of our cash and cash equivalents, accounts receivable and accounts payable approximate their fair value due to the short-term maturities of these instruments. Investments that are considered available for sale as of March 31, 2015 and December 31, 2014, are carried at fair value.
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
Derivative financial instruments. We record derivative financial instruments on our Condensed Consolidated Balance Sheet at their fair value and recognize the changes in the fair value in our Condensed Consolidated Statement of Operations, when they occur, the only exception being derivatives that qualify as hedges. For the derivative instrument to qualify as a hedge, we are required to meet strict hedge effectiveness and contemporaneous documentation requirements at the initiation of the hedge and assess the hedge effectiveness on an ongoing basis over the life of the hedge. At March 31, 2015 and December 31, 2014, our forward contracts for inventory purchases did not meet the documentation requirements to be designated as hedges. Accordingly, we recognize all changes in the fair values of our derivatives instruments, net, in our Condensed Consolidated Statement of Operations. Refer to Note 9.
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
For the three months ended March 31, 2015 and 2014, revenue from services also includes $0.2 million and 0.1 million, respectively, of revenue related to our consulting agreement with Neovasc, Inc. (“Neovasc”) and to revenue related to molecular diagnostics collaboration agreements. We recognize this revenue on a straight-line basis over the contractual term of the agreements.
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
Non-refundable license fees for the out-license of our technology are recognized depending on the provisions of each agreement. We recognize non-refundable upfront license payments as revenue upon receipt if the license has standalone value and qualifies for treatment as a separate unit of accounting under multiple-element arrangement guidance. License fees with ongoing involvement or performance obligations that do not have standalone value are recorded as deferred revenue, included in Accrued expenses or Other long-term liabilities, when received and generally are recognized ratably over the period of such performance obligations only after both the license period has commenced and we have delivered the technology.
The assessment of our obligations and related performance periods requires significant management judgment. If an agreement contains research and development obligations, the relevant time period for the research and development phase is based on management estimates and could vary depending on the outcome of clinical trials and the regulatory approval process. Such changes could materially impact the revenue recognized, and as a result, management reviews the estimates related to the relevant time period of research and development on a quarterly basis. For the three months ended March 31, 2015, revenue from transfer of intellectual property includes $12.5 million of revenue related to the Pfizer Transaction. Refer to Note 12.
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
Total deferred revenue included in Accrued expenses and Other long-term liabilities was $288.8 million and $6.7 million at March 31, 2015 and December 31, 2014, respectively. The deferred revenue balance at March 31, 2015 relates primarily to the Pfizer Transaction. Refer to Note 12.
Allowance for doubtful accounts. We analyze accounts receivable balances by considering factors such as historical experience, customer credit worthiness, the age of accounts receivable balances and current economic conditions and trends that may affect a customer's ability to pay. The allowance for doubtful accounts is based on our assessment of the collectability of customer accounts. Our reported net loss is directly affected by our estimate of the collectability of accounts receivable. The amount of the allowance for doubtful accounts was $1.7 million and $1.9 million at March 31, 2015 and December 31, 2014, respectively.
Equity-based compensation. We measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is recognized in the Condensed Consolidated Statement of Operations over the period during which an employee is required to provide service in exchange for the award. We record excess tax benefits, realized from the exercise of stock options as a financing cash inflow rather than as a reduction of taxes paid in cash flow from operations. Equity-based compensation arrangements to non-employees are recorded at their fair value on the measurement date. The measurement of equity-based compensation to non-employees is subject to periodic adjustment as the underlying equity instruments vest. During the three months ended March 31, 2015 and 2014, we recorded $7.4 million and $3.6 million, respectively, of equity-based compensation expense.
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
Recent accounting pronouncements. In May 2014, the FASB issued Accounting Standards Update (“ASU”), ASU No. 2014-09, "Revenue from Contracts with Customers." ASU No. 2014-09 clarifies the principles for recognizing revenue and develops a common revenue standard for GAAP and International Financial Reporting Standards that removes inconsistencies and weaknesses in revenue requirements, provides a more robust framework for addressing revenue issues, improves comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets, provides more useful information to users of financial statements through improved disclosure requirements and simplifies the preparation of financial statements by reducing the number of requirements to which an entity must refer. ASU No. 2014-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. Companies can choose to apply the ASU using either the full retrospective approach or a modified retrospective approach. We are currently evaluating both methods of adoption and the impact that the adoption of this ASU will have on our Condensed Consolidated Financial Statements.
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
In February 2015, the FASB issued ASU No. 2015-02, "Consolidation (Topic 810)," which amends current consolidation guidance including changes to both the variable and voting interest models used by companies to evaluate whether an entity should be consolidated. The requirements from ASU 2015-02 are effective for interim and annual periods beginning after December 15, 2015, with early adoption permitted. We are currently evaluating the impact of this new guidance on our Condensed Consolidated Financial Statements.
NOTE 3 LOSS PER SHARE
Basic loss per share is computed by dividing our net loss by the weighted average number of shares outstanding during the period. Diluted loss per share is computed by dividing our net loss increased by dividends on preferred stock by the weighted average number of shares outstanding and the impact of all dilutive potential common shares, primarily stock options. The dilutive impact of stock options and warrants is determined by applying the “treasury stock” method. In the periods in which their effect would be antidilutive, no effect has been given to outstanding options, warrants or convertible Preferred Stock in the diluted computation. Potentially dilutive shares issuable pursuant to the 2033 Senior Notes (defined in Note 6) were not included in the computation of net loss per share for the three months ended March 31, 2015, because their inclusion would be antidilutive.
A total of 17,489,421 and 29,874,112 potential shares of Common Stock have been excluded from the calculation of diluted net loss per share for the three months ended March 31, 2015 and 2014, respectively, because their inclusion would be antidilutive.
During the three months ended March 31, 2015, 21,735,636 Common Stock options and Common Stock warrants to purchase shares of our Common Stock were exercised, resulting in the issuance of 20,529,027 shares of Common Stock. Of the 21,735,636 Common Stock options and Common Stock warrants exercised, 1,206,609 shares of Common Stock were surrendered in lieu of a cash payment via the net exercise feature of the agreements.

NOTE 4 COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS

(In thousands)	March 31, 2015	December 31, 2014
Accounts receivable, net
Accounts receivable	$20,755	$21,875
Less: allowance for doubtful accounts	(1,691)	(1,906)
	$19,064	$19,969
Inventories, net
Finished products	$14,349	$12,116
Work in-process	891	1,011
Raw materials	3,638	4,116
Less: inventory reserve	(554)	(639)
	$18,324	$16,604
Prepaid expenses and other current assets
Prepaid supplies	$1,319	$1,123
Prepaid insurance	1,041	968
Other receivables	733	669
Taxes recoverable	1,968	2,417
Other	3,384	4,212
	$8,445	$9,389
Intangible assets, net:
Technologies	$52,167	$52,508
Customer relationships	21,943	22,108
Product registrations	8,224	8,763
Trade names	3,417	3,483
Covenants not to compete	8,618	8,639
Other	991	1,079
Less: accumulated amortization	(35,928)	(33,931)
	$59,432	$62,649
Accrued expenses:
Taxes payable	$3,008	$77
Deferred revenue	74,789	4,185
Clinical trials	9,620	8,643
Professional fees	1,624	1,860
Employee benefits	6,495	4,127
Contingent consideration	52,838	27,352
Other	10,389	14,668
	$158,763	$60,912

(In thousands)	March 31, 2015	December 31, 2014
Other long-term liabilities:
Contingent consideration – OPKO Renal	$18,841	$36,529
Contingent consideration – OPKO Health Europe	—	254
Contingent consideration – OPKO Diagnostics	4,375	6,992
Contingent consideration – CURNA	457	440
Mortgages and other debts payable	2,185	2,434
Deferred tax liabilities	166,922	167,153
Deferred revenue	214,017	2,526
Other	3,368	1,030
	$410,165	$217,358
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
At March 31, 2015, the changes in value of the intangible assets and goodwill are primarily due to foreign currency fluctuations between the Chilean and Mexican pesos, the Euro and the Shekel against the U.S. dollar.
The following table reflects the changes in Goodwill during the three months ended March 31, 2015.

	2015
(In thousands)	Balance at January 1st	Acquisitions	Foreign exchange	Balance at March 31th
Pharmaceuticals
CURNA	$4,827	$—	$—	$4,827
OPKO Mexico	100	—	(3)	97
OPKO Chile	5,283	—	(175)	5,108
OPKO Health Europe	8,013	—	(859)	7,154
FineTech	11,698	—	—	11,698
SciVac	1,553	—	(36)	1,517
OPKO Renal	2,069	—	—	2,069
OPKO Biologics	139,784	—	—	139,784
Diagnostics
OPKO Diagnostics	17,977	—	—	17,977
OPKO Lab	32,988	—	—	32,988
	$224,292	$—	$(1,073)	$223,219

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
Investments
The following table reflects the accounting method, carrying value and underlying equity in net assets of our unconsolidated investments as of March 31, 2015:

(in thousands)
Investment type	Investment Carrying Value	Underlying Equity in Net Assets
Equity method investments	$7,219	$19,050
Variable interest entity, equity method	939	—
Available for sale investments	4,499
Warrants and options	9,723
Total carrying value of investments	$22,380
Equity Method Investments
Our equity method investments consist of investments in Pharmsynthez (ownership 17%), Cocrystal Pharma, Inc. (“COCP”) (8%), Sevion Therapeutics, Inc. (“Sevion”) (4%), Non-Invasive Monitoring Systems, Inc. (1%) and Neovasc (5%). The total assets, liabilities, and net losses of our equity method investees for the three months ended March 31, 2015 were $373.4 million, $(51.0) million, and $(37.8) million, respectively. We have determined that we and/or our related parties can significantly influence the success of our equity method investments through our board representation and voting power. Accordingly, we account for our investment in these entities under the equity method. For investments classified under the equity method of accounting, we record our proportionate share of their losses in Loss from investments in investees in our Condensed Consolidated Statement of Operations. The aggregate value of our equity method investments based on the quoted market price of their common stock and the number of shares held by us as of March 31, 2015 is $112.1 million. See further discussion of our investment in Pharmsynthez below.
Available for Sale Investments
Our available for sale investments consist of investments in RXi Pharmaceuticals Corporation (“RXi”) (ownership 10%), ChromaDex Corporation (2%) and ARNO Therapeutics, Inc. (“ARNO”) (4%). We have determined that our ownership, along with that of our related parties, does not provide us with significant influence over the operations of our available for sale investments. Accordingly, we account for our investment in these entities as available for sale, and we record changes in these investments as an unrealized gain or loss in Other comprehensive income (loss) each reporting period.
Sales of Investments
Gains (losses) included in earnings from sales of our investments for the three months ended March 31, 2014 were $1.3 million and were recorded in Other income (expense), net in our Condensed Consolidated Statement of Operations. We did not

have any such activity in the three months ended March 31, 2015. The cost of securities sold is based on the specific identification method.
Warrants and Options
In addition to our equity method investments and available for sale investments, we hold options to purchase 1.0 million additional shares of Neovasc, which are fully vested as of December 31, 2014, and 1.0 million, 0.8 million and 0.1 million of warrants to purchase additional shares of COCP, ARNO and Sevion, respectively. We recorded the changes in the fair value of the options and warrants in Fair value changes of derivative instruments, net in our Consolidated Statements of Operations. We record the fair value of the options and warrants in Investments, net in our Consolidated Balance Sheets. See further discussion of the Company’s options and warrants in Note 8 and Note 9.
Pharmsynthez transactions
In April 2013, we entered into a series of concurrent transactions with Pharmsynthez, a Russian pharmaceutical company traded on the Moscow Stock Exchange. The transactions consisted of:
•We delivered approximately $9.6 million to Pharmsynthez.
•Pharmsynthez issued to us approximately 13.6 million of its common shares.
•Pharmsynthez agreed, at its option, to issue approximately 12.0 million common shares to us or to pay us cash in Russian Rubles (“RUR”) 265.0 million ($8.1 million at December 31, 2013) on or before December 31, 2013 (the “Pharmsynthez Note Receivable”). In January 2014, Pharmsynthez delivered to us approximately 12.0 million shares of its common stock in satisfaction of the Pharmsynthez Notes Receivable.
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
•We will receive from Pharmsynthez royalties on net sales of products incorporating the technologies in the Territories, as well as a percentage of any sublicense income from third parties for the technologies in the Territories.
•Pharmsynthez paid us $9.5 million under the various collaboration and funding agreements for the grant of rights and development of the technologies (the “Collaboration Payments”).
We recorded the shares received in Pharmsynthez as an equity method investment.  We initially recorded the Pharmsynthez Note Receivable, and the Purchase Option, as financial instruments and elected the fair value option for subsequent measurement. Changes in the fair value of the Pharmsynthez Note Receivable and the Purchase Option were recorded in Fair value changes of derivative instruments, net in our Condensed Consolidated Statements of Operations. Upon settlement in January 2014, we recorded the additional shares at fair value as an equity method investment.
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
During the three months ended March 31, 2015 and 2014, we recorded $0 million and $0.5 million, respectively, in Revenue from transfer of intellectual property and $0.2 million and $0.4 million, respectively, as an offset to Research and development expenses related to the Collaboration Payments.
Investments in variable interest entities

We have determined that we hold variable interests in SciVac, and Zebra Biologics, Inc. (“Zebra”). We made this determination as a result of our assessment that they do not have sufficient resources to carry out their principal activities without additional financial support.
We acquired 840,000 shares of Zebra Series A-2 Preferred Stock and 900,000 shares of Zebra restricted common stock (ownership 27% at March 31, 2015). Zebra is a privately held biotechnology company focused on the discovery and development of biosuperior antibody therapeutics and complex drugs. Dr. Richard Lerner, M.D., a member of our Board of Directors, is a founder of Zebra and, along with Dr. Frost, serves as a member of Zebra’s Board of Directors.

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
Consolidated variable interest entities
In June 2012, we acquired a 50% stock ownership in SciVac (45% as of March 31, 2015) from FDS Pharma LLP (“FDS”). SciVac is a privately-held Israeli company that produces a third-generation hepatitis B-vaccine. From November 2012 until March 31, 2015, we loaned to SciVac a combined $6.6 million for working capital purposes. We have determined that we hold variable interests in SciVac based on our assessment that SciVac does not have sufficient resources to carry out its principal activities without financial support. In order to determine the fair market value of our investment in SciVac, we have utilized a business enterprise valuation approach.
In order to determine the primary beneficiary of SciVac, we evaluated our investment to identify if we had the power to direct the activities that most significantly impact the economic performance of SciVac. We have determined that the power to direct the activities that most significantly impact the economic performance of SciVac is conveyed through SciVac’s board of directors. SciVac’s board of directors appoint and oversee SciVac’s management team who carry out the activities that most significantly impact the economic performance of SciVac. As part of the share and debt purchase agreement, SciVac’s board of directors is constituted by 5 members, of which 3 members are appointed by us, representing 60% of SciVac’s board. Based on this analysis, we determined that we have the power to direct the activities of SciVac and as such we are the primary beneficiary. As a result of this conclusion, we have consolidated the results of operations and financial position of SciVac and recorded a reduction of equity for the portion of SciVac we do not own.
The following table represents the consolidated assets and non-recourse liabilities related to SciVac as of March 31, 2015 and December 31, 2014. These assets are owned by, and these liabilities are obligations of, SciVac, not us.

(In thousands)	March 31, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$303	$393
Accounts receivable, net	140	316
Inventories, net	1,534	1,649
Prepaid expenses and other current assets	752	718
Total current assets	2,729	3,076
Property, plant and equipment, net	1,700	1,725
Intangible assets, net	826	875
Goodwill	1,517	1,553
Other assets	346	384
Total assets	$7,118	$7,613
Liabilities
Current liabilities:
Accounts payable	$441	$445
Accrued expenses	4,461	4,446
Notes payable	5,349	5,189
Total current liabilities	10,251	10,080
Other long-term liabilities	1,881	2,042
Total liabilities	$12,132	$12,122

In March 2015, SciVac entered into an agreement pursuant to which Levon Resources Ltd. ("Levon") will acquire 100% of the issued and outstanding ordinary shares of SciVac by way of a court-approved plan of arrangement (the "Arrangement"). Upon closing, which is anticipated to occur in the second quarter of 2015, Levon intends to change its name to SciVac Inc. ("New SciVac"), and the current officers and directors of SciVac will be the officers and directors of New SciVac post-closing. The current owners of SciVac will own 68.4% of the outstanding shares of New SciVac post-closing, with OPKO owning approximately 30% of the outstanding shares.
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
The following table sets forth information related to the 2033 Senior Notes which is included our Condensed Consolidated Balance Sheets as of March 31, 2015:

(In thousands)	Embedded conversion option	2033 Senior Notes	Discount	Total
Balance at December 31, 2014	$65,947	$87,642	$(22,135)	$131,454
Amortization of debt discount	—	—	1,056	1,056
Change in fair value of embedded derivative	53,730	—	—	53,730
Conversion	(51,890)	(36,442)	8,765	(79,567)
Balance at March 31, 2015	$67,787	$51,200	$(12,314)	$106,673
The 2033 Senior Notes will be convertible at any time on or after November 1, 2032, through the second scheduled trading day immediately preceding the maturity date, at the option of the holders. Additionally, holders may convert their 2033 Senior Notes prior to the close of business on the scheduled trading day immediately preceding November 1, 2032, under the following circumstances: (1) conversion based upon satisfaction of the trading price condition relating to the 2033 Senior Notes; (2) conversion based on the Common Stock price; (3) conversion based upon the occurrence of specified corporate events; or (4) if we call the 2033 Senior Notes for redemption. The 2033 Senior Notes will be convertible into cash, shares of our Common Stock, or a combination of cash and shares of Common Stock, at our election unless we have made an irrevocable election of net share settlement. The initial conversion rate for the 2033 Senior Notes will be 141.48 shares of Common Stock per $1,000 principal amount of 2033 Senior Notes (equivalent to an initial conversion price of approximately $7.07 per share of Common Stock), and will be subject to adjustment upon the occurrence of certain events. In addition, we will, in certain circumstances, increase the conversion rate for holders who convert their 2033 Senior Notes in connection with a make-whole fundamental change (as defined in the Indenture) and holders who convert upon the occurrence of certain specific events prior to February 1, 2017 (other than in connection with a make-whole fundamental change). Holders of the 2033 Senior Notes may require us to repurchase the 2033 Senior Notes for 100% of their principal amount, plus accrued and unpaid interest, on February 1, 2019, February 1, 2023 and February 1, 2028, or following the occurrence of a fundamental change as defined in the indenture governing the 2033 Senior Notes. See further discussion in Note 14.
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
In March 2015, we entered into exchange agreements with certain holders of our 2033 Senior Notes pursuant to which such holders exchanged $36.4 million in aggregate principal amount of 2033 Senior Notes for 5,363,896 shares of the Company’s Common Stock and approximately $0.2 million in cash representing accrued interest through the date of completion of the exchange. We recorded a $0.3 million non-cash loss related to the exchange. The loss on exchange is included within Other income (expense) on our Condensed Consolidated Statement of Operations.
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
The following table sets forth the inputs to the lattice model used to value the embedded derivative:

March 31, 2015
Stock price	$14.17
Conversion Rate	141.4827
Conversion Price	$7.07
Maturity date	February 1, 2033
Risk-free interest rate	1.09%
Estimated stock volatility	43%
Estimated credit spread	1043 basis points

The following table sets forth the fair value of the 2033 Senior Notes with and without the embedded derivatives, and the fair value of the embedded derivatives at March 31, 2015. At March 31, 2015 the principal amount of the 2033 Senior Notes was $51.2 million:

(In thousands)	March 31, 2015
Fair value of 2033 Senior Notes:
With the embedded derivatives	$106,170
Without the embedded derivatives	$38,383
Estimated fair value of the embedded derivatives	$67,787

Changes in certain inputs into the lattice model can have a significant impact on changes in the estimated fair value of the embedded derivatives. For example, a decrease in our estimated credit spread results in an increase in the estimated value of the embedded derivatives. Conversely, a decrease in the price of our Common Stock results in a decrease in the estimated fair value of the embedded derivatives. For the three months ended March 31, 2015, we observed an increase in the market price of our Common Stock which primarily resulted in a $53.7 million increase in the estimated fair value of our embedded derivatives recorded in Fair value changes of derivative instruments, net in our Condensed Consolidated Statements of Operations.

We have line of credit agreements with eight financial institutions as of March 31, 2015 and twelve financial institutions as of December 31, 2014 in Chile and Spain. These lines of credit are used primarily as a source of working capital for inventory purchases.
The following table summarizes the amounts outstanding under the Chilean and Spanish lines of credit:

(Dollars in thousands)			Balance Outstanding
Lender	Interest rate on borrowings at March 31, 2015	Credit line capacity	March 31, 2015	December 31, 2014
Itau Bank	6.00%	$1,800	$918	$965
Bank of Chile	6.34%	2,250	805	1,410
BICE Bank	6.16%	1,700	1,340	1,249
BBVA Bank	5.00%	2,300	1,723	795
Penta Bank	7.34%	1,200	962	1,008
Security Bank	6.16%	940	334	361
Estado Bank	5.30%	2,800	1,811	1,870
BBVA Bank	4.75%	271	—	—
Total		$13,261	$7,893	$7,658
At March 31, 2015 and December 31, 2014, the weighted average interest rate on our lines of credit was approximately 5.9% and 6.1%, respectively.
At March 31, 2015 and December 31, 2014, we had mortgage notes and other debt related to OPKO Health Europe as follows:

(In thousands)	March 31, 2015	December 31, 2014
Current portion of notes payable	$361	$608
Other long-term liabilities	2,185	2,435
Total mortgage notes and other debt	$2,546	$3,043
The mortgages and other debts mature at various dates ranging from 2015 through 2024 bearing variable interest rates from 2.7% up to 6.3%. The weighted average interest rate on the mortgage notes and other debt at March 31, 2015 and December 31, 2014, was 3.2% and 3.4%, respectively. The mortgages are secured by our office space in Barcelona.

NOTE 7 ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
For the three months ended March 31, 2015, changes in Accumulated other comprehensive income (loss), net of tax, were as follows:

(In thousands)	Foreign currency	Unrealized gain (loss) in Accumulated OCI	Total
Balance at December 31, 2014	$(6,717)	$(5,675)	$(12,392)
Other comprehensive income before reclassifications, net of tax	(3,852)	(1,259)	(5,111)
Amounts reclassified from accumulated other comprehensive income, net of tax	—	—	—
Net other comprehensive loss	(3,852)	(1,259)	(5,111)
Balance at March 31, 2015	$(10,569)	$(6,934)	$(17,503)
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
A summary of our investments classified as available for sale and carried at fair value, is as follows:

	As of March 31, 2015
(In thousands)	Amortized Cost	Gross unrealized gains in Accumulated OCI	Gross unrealized losses in Accumulated OCI	Gain/(Loss) in Accumulated Deficit	Fair value
Common stock investments, available for sale	$11,479	$1,082	$(6,620)	$(1,442)	$4,499
Common stock options/warrants	1,425	—	—	8,298	9,723
Total assets	$12,904	$1,082	$(6,620)	$6,856	$14,222

	As of December 31, 2014
(In thousands)	Amortized Cost	Gross unrealized gains in Accumulated OCI	Gross unrealized losses in Accumulated OCI	Gain/(Loss) in Accumulated Deficit	Fair value
Common stock investments, available for sale	$11,479	$293	$(4,573)	$(1,441)	$5,758
Common stock options/warrants	1,425	216	—	4,673	6,314
Total assets	$12,904	$509	$(4,573)	$3,232	$12,072
Any future fluctuation in fair value related to our available for sale investments that is judged to be temporary, including any recoveries of previous write-downs, will be recorded in Accumulated other comprehensive income or loss. If we determine that any future valuation adjustment was other-than-temporary, we will record a loss during the period such determination is made. Any future changes in the fair value of option and warrant instruments will be recorded in Fair value changes of derivative instruments, net in our Condensed Consolidated Statements of Operations.
As of March 31, 2015, we have money market funds that qualify as cash equivalents, forward contracts for inventory purchases (Refer to Note 9) and contingent consideration related to the acquisitions of CURNA, OPKO Diagnostics, OPKO Health Europe, and OPKO Renal that are required to be measured at fair value on a recurring basis. In addition, in connection with our investment and our consulting agreement with Neovasc, we record the related Neovasc options at fair value as well as the warrants from COCP, ARNO and Sevion.

Our financial assets and liabilities measured at fair value on a recurring basis are as follows:

	Fair value measurements as of March 31, 2015
(In thousands)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Assets:
Money market funds	$56,468	$—	$—	$56,468
Common stock investments, available for sale	4,499	—	—	4,499
Common stock options/warrants	—	9,723	—	9,723
Forward contracts	—	14	—	14
Total assets	$60,967	$9,737	$—	$70,704
Liabilities:
Embedded conversion option	$—	$—	$67,787	$67,787
Contingent consideration:
CURNA	—	—	457	457
OPKO Diagnostics	—	—	14,402	14,402
OPKO Renal	—	—	59,410	59,410
OPKO Health Europe	—	—	2,242	2,242
Total liabilities	$—	$—	$144,298	$144,298

	Fair value measurements as of December 31, 2014
(In thousands)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Assets:
Money market funds	$71,286	$—	$—	$71,286
Common stock investments, available for sale	5,758	—	—	5,758
Common stock options/warrants	—	6,314	—	6,314
Forward contracts	—	36	—	36
Total assets	$77,044	$6,350	$—	$83,394
Liabilities:
Embedded conversion option	$—	$—	$65,947	$65,947
Contingent consideration:
CURNA	—	—	440	440
OPKO Diagnostics	—	—	13,578	13,578
OPKO Renal	—	—	55,780	55,780
OPKO Health Europe	—	—	1,769	1,769
Total liabilities	$—	$—	$137,514	$137,514
The carrying amount and estimated fair value of our long-term debt, as well as the applicable fair value hierarchy tiers, are contained in the table below. The fair value of the 2033 Senior Notes is determined using a binomial lattice approach in order to estimate the fair value of the embedded derivative in the 2033 Senior Notes. Refer to Note 6.

	March 31, 2015
(In thousands)	Carrying Value	Total Fair Value	Level 1	Level 2	Level 3
2033 Senior Notes	$38,886	$38,383	$—	$—	$38,383

There have been no transfers between Level 1 and Level 2 and no transfers to or from Level 3 of the fair value hierarchy.
As of March 31, 2015 and December 31, 2014, the carrying value of our other assets and liabilities approximates their fair value due to their short-term nature.
The following tables reconcile the beginning and ending balances of our Level 3 assets and liabilities as of March 31, 2015:

	March 31, 2015
(In thousands)	Contingent consideration	Embedded conversion option
Balance at December 31, 2014	$71,567	$65,947
Total losses (gains) for the period:
Included in results of operations	5,175	53,730
Foreign currency impact	(231)	—
Conversion	—	(51,890)
Balance at March 31, 2015	$76,511	$67,787
The estimated fair values of our financial instruments have been determined by using available market information and what we believe to be appropriate valuation methodologies. We use the following methods and assumptions in estimating fair value:
Contingent consideration – We estimate the fair value of the contingent consideration utilizing a discounted cash flow model for the expected payments based on estimated timing and expected revenues. We use several discount rates depending on each type of contingent consideration related to OPKO Diagnostics, CURNA, OPKO Health Europe and OPKO Renal transactions. The discount rates used range from 6% to 27% and were based on the weighted average cost of capital for those businesses. If the discount rates were to increase by 1%, on each transaction, the contingent consideration would decrease by $1.7 million. If estimated future sales were to decrease by 10%, the contingent consideration related to OPKO Renal would decrease by $2.0 million. As of March 31, 2015, of the $76.5 million of contingent consideration, $52.8 million is recorded in Accrued expenses and $23.7 million is recorded in Other long-term liabilities. As of December 31, 2014, of the $71.6 million of contingent consideration, $27.4 million is recorded in Accrued expenses and $44.2 million is recorded in Other long-term liabilities.
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

NOTE 9 DERIVATIVE CONTRACTS
The following table summarizes the fair values and the presentation of our derivative financial instruments in the Condensed Consolidated Balance Sheets:

(In thousands)	Balance Sheet Component	March 31, 2015	December 31, 2014
Derivative financial instruments:
Common Stock options/warrants	Investments, net	$9,723	$6,314
Embedded conversion option	2033 Senior Notes, net of discount and estimated fair value of embedded derivatives	$67,787	$65,947
Forward contracts	Gains on forward contracts are recorded in Prepaid expenses and other current assets. Losses on forward contracts are recorded in Accrued expenses.	$14	$36
We enter into foreign currency forward exchange contracts to cover the risk of exposure to exchange rate differences arising from inventory purchases on letters of credit. Under these forward contracts, for any rate above or below the fixed rate, we receive or pay the difference between the spot rate and the fixed rate for the given amount at the settlement date.
To qualify the derivative instrument as a hedge, we are required to meet strict hedge effectiveness and contemporaneous documentation requirements at the initiation of the hedge and assess the hedge effectiveness on an ongoing basis over the life of the hedge. At March 31, 2015 and December 31, 2014, our derivative financial instruments do not meet the documentation requirements to be designated as hedges. Accordingly, we recognize the changes in Fair value of derivative instruments, net in our Condensed Consolidated Statements of Operations. The following table summarizes the losses and gains recorded for the three months ended March 31, 2015 and 2014:

	Three months ended March 31,
(In thousands)	2015	2014
Derivative gain (loss):
Common Stock options/warrants (1)	$3,871	$596
2033 Senior Notes	(53,730)	(11,112)
Forward contracts	71	143
Total	$(49,788)	$(10,373)

(1)	Amount for 2014 includes the Pharmsynthez Note Receivable and the Purchase Option.
The outstanding forward contracts at March 31, 2015 and December 31, 2014, have been recorded at fair value, and their maturity details are as follows:

(In thousands) Days until maturity	Contract value	Fair value at March 31, 2015	Effect on income (loss)
0 to 30	$—	$—	$—
31 to 60	28	30	2
61 to 90	792	797	5
91 to 120	893	898	5
More than 120	433	435	2
Total	$2,146	$2,160	$14

(In thousands) Days until maturity	Contract value	Fair value at December 31, 2014	Effect on income (loss)
0 to 30	$750	$780	$30
31 to 60	90	93	3
61 to 90	—	—	—
91 to 120	68	71	3
121 to 180	—	—	—
More than 180	—	—	—
Total	$908	$944	$36
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
During the three months ended March 31, 2014, FineTech recorded revenue of $0.1 million, respectively, for the sale of APIs to Teva Pharmaceutical Industries, Limited (“Teva”). Dr. Frost previously served as the Chairman of the Board of Directors of Teva until 2015. No revenue was recorded for the three months ended March 31, 2015.
In 2012, we made a $1.7 million investment in Biozone. Effective January 2, 2014, Biozone completed a merger with Cocrystal Discovery, Inc. (“Cocrystal”), another entity in which we had an equity investment. The name of the issuer was changed to Cocrystal Pharma, Inc. ("COCP"). Dr. Frost previously invested in both Biozone and Cocrystal. Effective January 16, 2014, we invested an additional $0.5 million in the company as part of a $2.75 million private placement and received 1.0 million shares of common stock and 1.0 million 10-year warrants exercisable at $0.50 per share. At March 2015, we hold an 8% ownership interest in COCP.
We hold investments in Zebra (ownership 27%), Sevion (4%), Neovasc (5%), ChromaDex Corporation (2%) and ARNO (4%). The acquisition of these investments were considered related party transactions as a result of our executive management’s ownership interests and/or board representation in these entities. See further discussion of our investments in Note 5.
We lease office space from Frost Real Estate Holdings, LLC (“Frost Holdings”) in Miami, Florida, where our principal executive offices are located. Effective January 1, 2014, we entered into a new lease agreement with Frost Holdings. The lease, as amended on July 28, 2014, is for approximately 22,000 square feet of space. The lease provides for payments of approximately $57 thousand per month in the first year increasing annually to $65 thousand per month in the fifth year, plus applicable sales tax. As in the original lease, the rent is inclusive of operating expenses, property taxes and parking. The rent will be reduced by $216 thousand for the cost of tenant improvements, of which approximately $113 thousand and $103 thousand will be credited against rent payments in 2014 and 2015, respectively.
We reimburse Dr. Frost for Company-related use by Dr. Frost and our other executives of an airplane owned by a company that is beneficially owned by Dr. Frost. Prior to 2015, we reimbursed Dr. Frost in an amount equal to the cost of a first class airline ticket between the travel cities for each executive, including Dr. Frost, traveling on the airplane for Company-related business. Beginning in the first quarter of 2015, we reimburse Dr. Frost for out-of-pocket operating costs for the use of the airplane by Dr. Frost or Company executives for Company-related business. We do not reimburse Dr. Frost for personal use of the airplane by Dr. Frost or any other executive. For the three months ended March 31, 2015 and 2014, we recognized approximately $126 thousand and $17 thousand, respectively, for Company-related travel by Dr. Frost and other OPKO executives.

NOTE 11 COMMITMENTS AND CONTINGENCIES
In connection with our acquisitions of CURNA, OPKO Diagnostics, OPKO Health Europe, and OPKO Renal, we agreed to pay future consideration to the sellers upon the achievement of certain events. As a result, as of March 31, 2015, we recorded $76.5 million as contingent consideration, with $52.8 million recorded within Accrued expenses and $23.7 million recorded within Other long-term liabilities in the accompanying Condensed Consolidated Balance Sheets. Refer to Note 4. In addition, in connection with our asset purchase agreement with Schering Plough Corporation, now Merck & Co. (“Merck”), we are required to pay up to an additional $25.0 million upon the achievement of certain development milestones. Future payments to be made under the agreement with Merck will be recognized when the milestones are achieved and consideration is issued or becomes issuable. Refer to Note 12.
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
At March 31, 2015, we were committed to make future purchases for inventory and other items that occur in the ordinary course of business under various purchase arrangements with fixed purchase provisions aggregating $13.9 million.

NOTE 12 STRATEGIC ALLIANCES
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
The Pfizer Transaction closed in January 2015 following the termination of the waiting period under the Hart-Scott-Rodino Act. Under the terms of the Pfizer Transaction, we received non-refundable and non-creditable upfront payments of $295.0 million and are eligible to receive up to an additional $275.0 million upon the achievement of certain regulatory milestones. Pfizer received the exclusive license to commercialize hGH-CTP worldwide. In addition, we are eligible to receive initial royalty payments associated with the commercialization of hGH-CTP for Adult GHD. Upon the launch of hGH-CTP for Pediatric GHD, the royalties will transition to a regional, tiered gross profit sharing for both hGH-CTP and Pfizer’s Genotropin®.
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
For revenue recognition purposes, we viewed the Pfizer Transaction as a multiple-element arrangement. Multiple-element arrangements are analyzed to determine whether the various performance obligations, or elements, can be separated or whether they must be accounted for as a single unit of accounting. We evaluated whether the delivered element under the arrangement has standalone value and qualifies for treatment as a separate unit of accounting. Deliverables that do not meet these criteria are not evaluated separately for the purpose of revenue recognition. For a single unit of accounting, payments received are recognized in a manner consistent with the final deliverable. We determined that the deliverables under the Pfizer Transaction, including the licenses granted to Pfizer, as well as our obligations to provide various research and development services, will be accounted for as a single unit of account. This determination was made because the ongoing research and development services to be provided by us are essential to the overall arrangement as we have significant knowledge and technical know-how that is important to realizing the value of the licenses granted. The performance period over which the revenue will be recognized is expected to continue from the first quarter of 2015 through 2019, when we anticipate completing the various research and development services that are specified in the Pfizer Transaction and our performance obligations are completed. We will continue to review the timing of when our research and development services will be completed in order to assess that the estimated performance period over which the revenue is to be recognized is appropriate. Any significant changes in the timing of the performance period will result in a change in the revenue recognition period.
We are recognizing the non-refundable $295.0 million upfront payments on a straight-line basis over the performance period. We recognized $12.5 million of revenue related to the Pfizer Transaction in Revenue from transfer of intellectual property in our Condensed Consolidated Statement of Operations during the three months ended March 31, 2015, and had deferred revenue related to the Pfizer Transaction of $282.5 million at March 31, 2015. As of March 31, 2015, $70.6 million of deferred revenue related to the Pfizer Transaction was classified in Accrued expenses and $211.9 million was classified in Other long-term liabilities in our Condensed Consolidated Balance Sheet.
Income tax expense was primarily attributable to taxable income recognized from the Pfizer Transaction and related transactions during the three months ended March 31, 2015. Included in income tax expense is an accrual of $2.3 million related to uncertain tax positions involving income recognition. We recognize that local tax law is inherently complex and the local taxing authorities may not agree with certain tax positions taken. Consequently, it is reasonably possible that the ultimate resolution of these matters in any jurisdiction may be significantly more or less than estimated. We evaluated the estimated tax exposure for a range of current likely outcomes to be from $0 to approximately $50.0 million and recorded our accrual to reflect our best expectation of ultimate resolution.
The Pfizer Transaction includes milestone payments of $275.0 million upon the achievement of certain milestones. The milestones range from $20.0 million to $90.0 million each and are based on achievement of regulatory approval in the U.S. and regulatory approval and price approval in other major markets. We evaluated each of these milestone payments and believe that all of the milestones are substantive as (i) there is substantive uncertainty at the close of the Pfizer Transaction that the milestones would be achieved as approval from a regulatory authority must be received to achieve the milestones which would be commensurate with the enhancement of value of the underlying intellectual property, (ii) the milestones relate solely to past performance and (iii) the amount of the milestone is reasonable in relation to the effort expended and the risk associated with the achievement of the milestone. The milestone payments will be recognized as revenue in full in the period in which the associated milestone is achieved, assuming all other revenue recognition criteria are met. To date, no revenue has been recognized related to the achievement of the milestones.
In the first quarter of 2015, we made a payment of $25.9 million to the Office of the Chief Scientist of the Israeli Ministry of Economy (“OCS”) in connection with repayment obligations resulting from grants previously made by the OCS to OPKO Biologics to support development of hGH-CTP and the outlicense of the technology outside of Israel. We recognized the $25.9 million payment in Grant repayment expense in our Condensed Consolidated Statement of Operations during the three months ended March 31, 2015.
TESARO
In November 2009, we entered into an asset purchase agreement (the “NK-1 Agreement”) under which we acquired rolapitant and other neurokinin-1 (“NK-1”) assets from Merck. In December 2010, we entered into an exclusive license agreement with TESARO, in which we out-licensed the development, manufacture, commercialization and distribution of our lead NK-1 candidate, rolapitant (the “TESARO License”). Under the terms of the TESARO License, we are eligible for payments of up to $121.0 million, including an up-front payment of $6.0 million, which has been received, and additional payments based upon achievement of specified regulatory and commercialization milestones. To date, $5.0 million has been recognized related to the achievement of milestones under the TESARO License. During the three months ended March 31, 2015 and 2014, no revenue has been recognized related to the achievement of the milestones under the TESARO License. TESARO will also pay us double digit tiered royalties on sales of licensed products. We will share future profits from the commercialization of licensed products in Japan with TESARO and we will have an option to market the products in Latin America.
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
Other
We have completed strategic deals with the UT Southwestern, Washington University, INEOS Healthcare, TSRI, the President and Fellows of Harvard College, and Academia Sinica, among others. In connection with these license agreements, upon the achievement of certain milestones we are obligated to make certain payments and have royalty obligations upon sales of products developed under the license agreements. At this time, we are unable to estimate the timing and amounts of payments as the obligations are based on future development of the licensed products.
NOTE 13 SEGMENTS
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

Information regarding our operations and assets for our operating segments and the unallocated corporate operations as well as geographic information are as follows:

	For the three months ended March 31,
(In thousands)	2015	2014
Product revenues:
Pharmaceuticals	$15,486	$19,828
Diagnostics	—	—
Corporate	—	—
	$15,486	$19,828
Revenue from services:
Pharmaceuticals	$—	$—
Diagnostics	2,009	1,910
Corporate	60	60
	$2,069	$1,970
Revenue from transfer of intellectual property:
Pharmaceuticals	$12,529	$285
Diagnostics	—	191
Corporate	—	—
	$12,529	$476
Operating (loss) income:
Pharmaceuticals	$(37,924)	$(16,573)
Diagnostics	(8,477)	(7,078)
Corporate	(9,979)	(6,137)
Less: Operating loss attributable to noncontrolling interests	(534)	(489)
	$(56,914)	$(30,277)
Depreciation and amortization:
Pharmaceuticals	$1,756	$1,849
Diagnostics	1,747	1,691
Corporate	22	24
	$3,525	$3,564
Net loss from investment in investees:
Pharmaceuticals	$(1,761)	$(2,056)
Diagnostics	—	—
Corporate	—	—
	$(1,761)	$(2,056)
Revenues:
United States	$2,493	$2,446
Ireland	12,104	—
Chile	6,452	7,285
Spain	3,937	6,150
Israel	4,213	4,546
Mexico	885	1,831
Other	—	16
	$30,084	$22,274

(In thousands)	March 31, 2015	December 31, 2014
Assets:
Pharmaceuticals	$1,098,031	$1,064,498
Diagnostics	105,751	108,072
Corporate	308,467	95,094
	$1,512,249	$1,267,664
Goodwill:
Pharmaceuticals	$172,254	$173,327
Diagnostics	50,965	50,965
Corporate	—	—
	$223,219	$224,292

During the three months ended March 31, 2015, revenue recognized under the Pfizer Transaction represented 42% of our total revenue. Refer to Note 12. During the three months ended March 31, 2014, no customer represented more than 10% of our total revenue. As of March 31, 2015 and December 31, 2014, no customer represented more than 10% of our accounts receivable balance.
NOTE 14 SUBSEQUENT EVENTS

On April 1, 2015, we announced that our 2033 Senior Notes are convertible by holders of such notes. We have elected to satisfy our conversion obligation under the 2033 Senior Notes in shares of our Common Stock. This conversion right has been triggered because the closing price per share of our Common Stock has exceeded $9.19, or 130% of the initial conversion price of $7.07, for at least 20 of 30 consecutive trading days during the period ending on March 31, 2015. The 2033 Senior Notes will continue to be convertible until June 30, 2015, and may be convertible thereafter, if one or more of the conversion conditions specified in the Indenture, dated as of January 30, 2013, by and between the Company and Wells Fargo Bank N.A., is satisfied during future measurement periods. Pursuant to the Indenture, a holder who elects to convert the 2033 Senior Notes will receive 141.4827 shares of our Common Stock plus such number of additional shares as is applicable on the conversion date per $1,000 principal amount of 2033 Senior Notes based on the early conversion provisions in the Indenture.

On May 5, 2015, we entered into a series of purchase agreements (the “Agreements”) to acquire all of the issued and outstanding shares of EirGen Pharma Limited (“EirGen”), a private limited company incorporated in Ireland, for approximately $135 million in the aggregate. We acquired the outstanding shares of EirGen for approximately $100 million in cash and approximately $35 million in shares of our Common Stock (the “Stock Consideration”). The Stock Consideration consisted of 2,420,487 shares of our Common Stock based on the average closing sales price per share of our Common Stock as reported by the New York Stock Exchange for the ten trading days immediately preceding the execution date of Agreements, or $14.39 per share. Due to the limited time since the acquisition date, the preliminary acquisition valuation for the business combination is incomplete at this time. As a result, we are unable to provide the amounts recognized as of the acquisition date for the major classes of assets acquired and liabilities assumed, including the information required for the valuation of intangible assets and goodwill. Because the initial accounting for the business combination is incomplete, we are unable to provide the pro forma revenue and earnings of the combined entity. We will include this information in our Quarterly Report on Form 10-Q for the three months ended June 30, 2015.

We have reviewed all subsequent events and transactions that occurred after the date of our March 31, 2015 Condensed Consolidated Balance Sheet date, through the time of filing this Quarterly Report on Form 10-Q.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
OVERVIEW
You should read this discussion together with the Condensed Consolidated Financial Statements, related Notes, and other financial information included elsewhere in this report and in our Annual Report on Form 10-K for the year ended December 31, 2014 (the “Form 10-K”). The following discussion contains assumptions, estimates and other forward-looking statements that involve a number of risks and uncertainties, including those discussed under “Risk Factors,” in Part II, Item 1A of our Form 10-K for the year ended December 31, 2014, and described from time to time in our other reports filed with the Securities and Exchange Commission. These risks could cause our actual results to differ materially from those anticipated in these forward-looking statements.
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
RECENT DEVELOPMENTS
On May 5, 2015, we entered into a series of purchase agreements (the “Agreements”) to acquire all of the issued and outstanding shares of EirGen Pharma Limited (“EirGen”), a private limited company incorporated in Ireland, for approximately $135 million in the aggregate. We acquired the outstanding shares of EirGen for approximately $100 million in cash and approximately $35 million in shares of our Common Stock (the “Stock Consideration”). The Stock Consideration consisted of 2,420,487 shares of our Common Stock based on the average closing sales price per share of our Common Stock as reported by the New York Stock Exchange for the ten trading days immediately preceding the execution date of Agreements, or $14.39 per share.
In January 2015, we partnered with Pfizer through a worldwide agreement for the development and commercialization of our long-acting hGH-CTP for the treatment of GHD in adults and children, as well as for the treatment of growth failure in children born SGA (the “Pfizer Transaction”). hGH-CTP has the potential to reduce the required dosing frequency of human growth hormone to a single weekly injection from the current standard of one injection per day. hGH-CTP is currently in a global phase 3 trial in adults and a global phase 2 trial in children and has orphan drug designation in the U.S. and Europe for both adults and children with GHD.
The Pfizer Transaction closed in January 2015 following the termination of the waiting period under the Hart-Scott-Rodino Act. Under the terms of the Pfizer Transaction, we received non-refundable and non-creditable upfront payments of $295 million in the first quarter of 2015 and are eligible to receive up to an additional $275 million upon the achievement of certain regulatory milestones. Pfizer received the exclusive license to commercialize hGH-CTP worldwide. In addition, we are eligible to receive initial royalty payments associated with the commercialization of hGH-CTP for Adult GHD. Upon the launch of hGH-CTP for Pediatric GHD, the royalties will transition to a regional, tiered gross profit sharing for both hGH-CTP and Pfizer’s Genotropin®.
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

RESULTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014
Revenues. Revenues for the three months ended March 31, 2015, were $30.1 million, compared to $22.3 million for the three months ended March 31, 2014. The increase in revenue principally reflects $12.5 million of revenue from the transfer of intellectual property for the three months ended March 31, 2015 related to the Pfizer Transaction, which was partially offset by a decrease in pharmaceutical product revenue from our European and Mexican operations. During the first quarter of 2015, sales at OPKO Health Europe were affected by sales to a customer while we negotiated a long-term supply agreement, and sales at OPKO Mexico were negatively impacted by a planned plant shutdown. We are recognizing the non-refundable $295.0 million upfront payments received in the Pfizer Transaction on a straight-line basis over the expected performance period. The performance period is expected to continue through 2019, when we anticipate completing the various research and development services that are specified in the Pfizer Transaction.
Costs of revenue. Costs of revenue for the three months ended March 31, 2015, were $10.3 million, compared to $12.4 million for the three months ended March 31, 2014. Costs of revenue for the three months ended March 31, 2015 decreased principally due to decreased pharmaceutical product sales.
Selling, general and administrative expenses. Selling, general and administrative expenses for the three months ended March 31, 2015 and 2014, were $17.4 million and $13.8 million, respectively. The increase in selling, general and administrative expenses for the three months ended March 31, 2015 was primarily due to increased personnel expenses including equity based compensation as we expand our sales, marketing and administrative staff and add infrastructure. Selling, general and administrative expenses during the three months ended March 31, 2015 and 2014, include equity-based compensation expense of $3.8 million and $2.0 million, respectively.
Research and development expenses. Research and development expenses for the three months ended March 31, 2015 and 2014, were $25.5 million and $21.0 million, respectively. Research and development costs include external and internal expenses, partially offset by third-party grants and funding arising from collaboration agreements. External expenses include clinical and non-clinical activities performed by contract research organizations, lab services, purchases of drug and diagnostic product materials and manufacturing development costs. We track external research and development expenses by individual program for phase 3 clinical trials for drug approval and PMA's (pre-market approval) for diagnostics tests, if any. Internal expenses include employee-related expenses including salaries, benefits and stock-based compensation expense. Other unallocated internal research and development expenses are incurred to support overall research and development activities and include expenses related to general overhead and facilities.
The following table summarizes the components of our research and development expenses:

	For the three months ended March 31,
	2015	2014
External expenses:
Phase 3 clinical trials	$3,283	$3,047
CMC expense for biological products	6,353	5,465
Earlier-stage programs	2,766	1,710
Research and development employee-related expenses	8,205	5,839
Other unallocated internal research and development expenses	5,362	5,437
Third-party grants and funding from collaboration agreements	(466)	(504)
Total research and development expenses	$25,503	$20,994
The increase in research and development expenses during the three months ended March 31, 2015, is primarily due to a $3.5 million increase in research and development expenses at OPKO Biologics related to hGH-CTP, a long acting human growth hormone which was outlicensed to Pfizer in 2015, including clinical manufacturing costs (“CMC”). In addition, during the three months ended March 31, 2015 and 2014, we recorded, as an offset to research and development expenses, $0.5 million and $0.5 million, respectively, related to research and development grants received from our collaboration and funding agreements. Research and development expenses for the three months ended March 31, 2015 and 2014 include equity-based compensation expense of $3.5 million and $1.6 million, respectively. We expect our research and development expense to increase as we continue to expand our research and development of potential future products.

Contingent consideration. Contingent consideration expenses for the three months ended March 31, 2015 and 2014, were $5.2 million and $2.6 million, respectively. The increase in contingent consideration expense was primarily attributable to an increase in the fair value of our contingent obligations to the former stockholders of OPKO Renal due to the time value of money. The contingent consideration liabilities at March 31, 2015 relate to potential amounts payable to former stockholders of CURNA, OPKO Diagnostics, OPKO Health Europe and OPKO Renal pursuant to our acquisition agreements in January 2011, October 2011, August 2012 and March 2013, respectively.
Amortization of intangible assets. Amortization of intangible assets for the three months ended March 31, 2015 and 2014, were $2.7 million and $2.7 million, respectively. Amortization expense reflects the amortization of acquired intangible assets with defined useful lives. The acquisitions of OPKO Renal and OPKO Biologics resulted in principally acquiring IPR&D assets which will not be amortized until the underlying development programs are completed. Upon obtaining regulatory approval by the U.S. FDA, the IPR&D assets will then be accounted for as a finite-lived intangible asset and amortized on a straight-line basis over its estimated useful life.
Grant repayment. In the first quarter of 2015, we made a payment of $25.9 million to the Office of the Chief Scientist of the Israeli Ministry of Economy (“OCS”) in connection with repayment obligations resulting from grants previously made by the OCS to OPKO Biologics to support development of hGH-CTP and the outlicense of the technology outside of Israel.
Interest income. Interest income for the three months ended March 31, 2015 and 2014, was not significant as our cash investment strategy emphasizes the security of the principal invested and fulfillment of liquidity needs.
Interest expense. Interest expense for the three months ended March 31, 2015 and 2014, was $2.6 million and $3.5 million, respectively. Interest expense is principally related to interest incurred on the 2033 Senior Notes and by the amortization of related deferred financing costs. The decrease in interest expense for the three months ended March 31, 2015 compared to the same period in 2014 is due to a decrease in the principal amount of 2033 Senior Notes outstanding from $158.1 million at March 31, 2014 to $51.2 million as of March 31, 2015, which was partially offset by a non-cash write-off of deferred financing costs of $0.7 million as interest expense related to exchange of $36.4 million principal of 2033 Senior Notes in March 2015.
Fair value changes of derivative instruments, net. Fair value changes of derivative instruments, net for the three months ended March 31, 2015 and 2014, were $49.8 million and $10.4 million of expense, respectively. Fair value changes of derivative instruments, net principally related to non-cash expense related to the changes in the fair value of the embedded derivatives in the 2033 Senior Notes of $53.7 million and $11.1 million for the three months ended March 31, 2015 and 2014, respectively. For the three months ended March 31, 2015, we observed an increase in the market price of our Common Stock which primarily resulted in the increase in the estimated fair value of our embedded derivatives in the 2033 Senior Notes. Expense for the three months ended March 31, 2015 was partially offset by income of $3.9 million related to the change in the fair value of options and warrants to purchase additional shares of Neovasc and COCP.
Other income and (expense), net. Other income and (expense), net for the three months ended March 31, 2015 and 2014, were $(1.5) million and $1.7 million, respectively. The decrease in other income and (expense), net for the three months ended March 31, 2015 compared to the same period in 2014 is primarily due to foreign currency transaction losses and a $0.3 million loss recognized in March 2015 as a result of the exchange of $36.4 million principal of 2033 Senior Notes and a $1.3 million gain recognized in the first quarter of 2014 from sales of our available for sale investments.
Loss from investments in investees. We have made investments in other early stage companies that we perceive to have valuable proprietary technology and significant potential to create value for us as a shareholder or member. We account for these investments under the equity method of accounting, resulting in the recording of our proportionate share of their losses until our share of their loss exceeds our investment. Until the investees’ technologies are commercialized, if ever, we anticipate they will continue to report a net loss. Loss from investments in investees was $1.8 million and $2.1 million for the three months ended March 31, 2015 and 2014, respectively. The decrease in loss from investments in investees is primarily due to decreased losses from our portfolio companies. In addition, during the third quarter of 2014, we discontinued applying the equity method of accounting for RXi and account for our investment in RXi as an available for sale investment. This was partially offset by increased losses from COCP for the three months ended March 31, 2015.
Income taxes. Our income tax provision reflects the projected income tax payable in Ireland, Israel, Chile, Spain, Mexico, and Luxembourg. The increase in income tax expense was primarily attributable to taxable income recognized from the Pfizer Transaction during the three months ended March 31, 2015. We have recorded a full valuation allowance against our deferred tax assets in the U.S.

LIQUIDITY AND CAPITAL RESOURCES
At March 31, 2015, we had cash and cash equivalents of approximately $348.2 million. Cash provided by operations during 2015 principally reflects the $295.0 million upfront payments recognized from the Pfizer Transaction, partially offset by a payment of $25.9 million to the OCS for obligations from grants previously made by the OCS to OPKO Biologics, expenses related to selling, general and administrative activities related to our corporate operations, research and development activities and our operations at OPKO Biologics, OPKO Renal and OPKO Diagnostics. We recognized $12.5 million of revenue related to the $295.0 million upfront payments during the three months ended March 31, 2015, and had deferred $282.5 million at March 31, 2015. Cash used in investing activities includes capital expenditures of $0.4 million. Cash provided by financing activities primarily reflects $12.7 million received from Common Stock option and Common Stock warrant exercises. Since our inception, we have not generated gross margins sufficient to offset our operating and other expenses and our primary source of cash has been from the public and private placement of stock and credit facilities available to us.
In January 2015, we partnered with Pfizer through a worldwide agreement for the development and commercialization of our long-acting hGH-CTP for the treatment of GHD in adults and children, as well as for the treatment of growth failure in children born SGA.
The transactions with Pfizer closed in January 2015 following the termination of the waiting period under the Hart-Scott-Rodino Act. Under the terms of the agreements with Pfizer, we received non-refundable and non-creditable upfront payments of $295 million in the first quarter of 2015 and are eligible to receive up to an additional $275 million upon the achievement of certain regulatory milestones. Pfizer received the exclusive license to commercialize hGH-CTP worldwide. In addition, we are eligible to receive initial royalty payments associated with the commercialization of hGH-CTP for Adult GHD. Upon the launch of hGH-CTP for Pediatric GHD, the royalties will transition to a regional, tiered gross profit sharing for both hGH-CTP and Pfizer’s Genotropin®.
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
In the first quarter of 2015, we made a payment of $25.9 million to the OCS in connection with repayment obligations resulting from grants previously made by the OCS to OPKO Biologics to support development of hGH-CTP and from the outlicense of the technology outside of Israel.
On May 5, 2015, we entered into a series of purchase agreements (the “Agreements”) to acquire all of the issued and outstanding shares of EirGen Pharma Limited (“EirGen”), a private limited company incorporated in Ireland, for approximately $135 million in the aggregate. We acquired the outstanding shares of EirGen for approximately $100 million in cash and approximately $35 million in shares of our Common Stock (the “Stock Consideration”). The Stock Consideration consisted of 2,420,487 shares of our Common Stock based on the average closing sales price per share of our Common Stock as reported by the New York Stock Exchange for the ten trading days immediately preceding the execution date of Agreements, or $14.39 per share.
Our licensee, TESARO submitted a New Drug Application (NDA) to the FDA for approval of oral rolapitant, an investigational neurokinin-1 receptor antagonist in development for the prevention of chemotherapy-induced nausea and vomiting, which was accepted by the U.S. FDA in the fourth quarter 2014. Under the terms of the TESARO License, we are eligible for future payments of up to $110.0 million based upon achievement of specified regulatory and commercialization milestones. In addition, we will receive double digit tiered-royalties on sales of rolapitant. TESARO and OPKO will share future profits from the commercialization of rolapitant in Japan, and we will have an option to market the products in Latin America. Under the terms of our agreement with Merck, we are required to pay up to $25.0 million upon the achievement of certain development milestones for rolapitant.
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

In August 2013 and June 2014, holders exchanged or converted $16.9 million and $70.4 million principal amount of 2033 Senior Notes, respectively.
In March 2015, we entered into an exchange agreement with certain holders of the Company’s Notes pursuant to which such holders exchanged $36.4 million in aggregate principal amount of Notes for 5,363,896 shares of the Company’s Common Stock and approximately $0.2 million in cash representing accrued interest through the date of completion of the exchange.
In connection with our acquisitions of CURNA, OPKO Diagnostics, OPKO Health Europe and OPKO Renal, we agreed to pay future consideration to the sellers upon the achievement of certain events, including up to an additional $19.1 million in shares of our Common Stock to the former stockholders of OPKO Diagnostics upon and subject to the achievement of certain milestones; and up to an additional $170.0 million in either shares of our Common Stock or cash, at our option subject to the achievement of certain milestones, to the former shareholders of OPKO Renal.
As of March 31, 2015, we have outstanding lines of credit in the aggregate amount of $7.9 million with 8 financial institutions in Chile and Spain, of which $5.4 million is unused. The weighted average interest rate on these lines of credit is approximately 5.9%. These lines of credit are short-term and are generally due within three months. These lines of credit are used primarily as a source of working capital for inventory purchases. The highest balance at any time during the three months ended March 31, 2015, was $7.9 million. We intend to continue to enter into these lines of credit as needed. There is no assurance that these lines of credit or other funding sources will be available to us on acceptable terms, or at all, in the future.
We expect to incur losses from operations for the foreseeable future. We expect to incur substantial research and development expenses, including expenses related to the hiring of personnel and additional clinical trials. We expect that selling, general and administrative expenses will also increase as we expand our sales, marketing and administrative staff and add infrastructure.
We believe that the cash and cash equivalents on hand at March 31, 2015 and the amounts available to be borrowed under our lines of credit are sufficient to meet our anticipated cash requirements for operations and debt service beyond the next 12 months. We based this estimate on assumptions that may prove to be wrong or are subject to change, and we may be required to use our available cash resources sooner than we currently expect. If we acquire additional assets or companies, accelerate our product development programs or initiate additional clinical trials, we will need additional funds. Our future cash requirements will depend on a number of factors, including our relationship with Pfizer, possible acquisitions, the continued progress of research and development of our product candidates, the timing and outcome of clinical trials and regulatory approvals, the costs involved in preparing, filing, prosecuting, maintaining, defending, and enforcing patent claims and other intellectual property rights, the status of competitive products, the availability of financing, and our success in developing markets for our product candidates. If we are not able to secure additional funding when needed, we may have to delay, reduce the scope of, or eliminate one or more of our clinical trials or research and development programs or possible acquisitions.

The following table provides information as of March 31, 2015, with respect to the amounts and timing of our known contractual obligation payments due by period.

Contractual obligations (In thousands)	Remaining Nine Months ending December 31, 2015	2016	2017	2018	2019	Thereafter	Total
Open purchase orders	$13,934	$—	$—	$—	$—	$—	$13,934
Operating leases	2,049	2,525	1,602	1,180	660	974	8,990
2033 Senior Notes	—	—	—	—	51,200	—	51,200
Mortgages and other debts payable (1)	268	296	266	221	214	1,280	2,545
Lines of credit	7,893	—	—	—	—	—	7,893
Interest commitments	1,268	1,608	1,598	1,589	301	49	6,413
Total	$25,412	$4,429	$3,466	$2,990	$52,375	$2,303	$90,975

(1)	Excludes $5.3 million of consolidated liabilities related to SciVac, as to which there is no recourse against us.
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
- Contingent consideration that includes payments upon achievement of certain milestones including meeting development milestones such as the completion of successful clinical trials, NDA approvals by the FDA and revenue milestones upon the achievement of certain revenue targets all of which are anticipated to be paid within the next 7 years and are payable in either shares of our Common Stock or cash, at our option, and that may aggregate up to $218.5 million.
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
Goodwill and Intangible Assets. Goodwill and other intangible assets, including IPR&D, acquired in business combinations, licensing and other transactions was $1.1 billion at both March 31, 2015 and December 31, 2014, representing approximately 71% and 85% of total assets, respectively.
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

Goodwill was $223.2 million and $224.3 million, respectively, at March 31, 2015 and December 31, 2014. The decrease in goodwill from March 31, 2014 to 2015 is due to foreign exchange translation adjustments recognized in 2015. Goodwill is tested at least annually for impairment or when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable, on an enterprise level by assessing qualitative factors or performing a quantitative analysis in determining whether it is more likely than not that its fair value exceeds the carrying value. Examples of qualitative factors include our share price, our financial performance compared to budgets, long-term financial plans, macroeconomic, industry and market conditions as well as the substantial excess of fair value over the carrying value of net assets from the annual impairment test performed in the prior year.
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
Intangible assets were $852.4 million and $855.8 million, including IPR&D of $793.0 million and $793.2 million, respectively, at March 31, 2015 and December 31, 2014. Intangible assets are tested for impairment whenever events or changes in circumstances warrant a review, although IPR&D is required to be tested at least annually until the project is completed or abandoned. Upon obtaining regulatory approval, the IPR&D asset is then accounted for as a finite-lived intangible asset and amortized on a straight-line basis over its estimated useful life. If the project is abandoned, the IPR&D asset is charged to expense.
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
Non-refundable license fees for the out-license of our technology are recognized depending on the provisions of each agreement. We recognize non-refundable upfront license payments as revenue upon receipt if the license has standalone value and qualifies for treatment as a separate unit of accounting under multiple-element arrangement guidance. License fees with ongoing involvement or performance obligations that do not have standalone value are recorded as deferred revenue, included in Accrued expenses or Other long-term liabilities, when received and generally are recognized ratably over the period of such performance obligations only after both the license period has commenced and we have delivered the technology.
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
Equity-based compensation. We measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is recognized in the Condensed Consolidated Statement of Operations over the period during which an employee is required to provide service in exchange for the award. Equity-based compensation arrangements to non-employees are recorded at their fair value on the measurement date. The measurement of equity-based compensation to non-employees is subject to periodic adjustment as the underlying equity instruments vest. We estimate the grant-date fair value of our stock option grants using a valuation model known as the Black-Scholes-Merton formula or the “Black-Scholes Model.” The Black-Scholes Model requires the use of several variables to estimate the grant-date fair value of stock options including expected term, expected volatility, expected dividends and risk-free interest rate. We perform analyses to calculate and select the appropriate variable assumptions used in the Black-Scholes Model and to estimate forfeitures of equity-based awards. We are required to adjust our forfeiture estimates on at least an annual basis based on the number of share-based awards that ultimately vest. The selection of assumptions and estimated forfeiture rates is subject to significant judgment and future changes to our assumptions and estimates which may have a material impact on our Condensed Consolidated Financial Statements.
Allowance for doubtful accounts and revenue recognition. Generally, we recognize revenue from product sales when goods are shipped and title and risk of loss transfer to our customers. Our estimates for sales returns are based upon the historical patterns of products returned matched against the sales from which they originated, and management’s evaluation of specific factors that may increase or decrease the risk of product returns. Revenue for services is recognized on the accrual basis at the time test results are reported, which approximates when services are provided. Services are provided to certain patients covered by various third-party payer programs including various managed care organizations, as well as the Medicare and Medicaid programs. Billings for services under third-party payer programs are included in sales net of allowances for contractual discounts and allowances for differences between the amounts billed and estimated program payment amounts. Adjustments to the estimated payment amounts based on final settlement with the programs are recorded upon settlement as an adjustment to revenue. We analyze accounts receivable and historical bad debt levels, customer credit worthiness and current economic trends when evaluating the adequacy of the allowance for doubtful accounts using the specific identification method. Our reported net loss is directly affected by management’s estimate of the collectability of accounts receivable. The allowance for doubtful accounts recognized in our Condensed Consolidated Balance Sheets at March 31, 2015 and December 31, 2014 was $1.7 million and $1.9 million, respectively.
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

In February 2015, the FASB issued ASU No. 2015-02, "Consolidation (Topic 810)," which amends current consolidation guidance including changes to both the variable and voting interest models used by companies to evaluate whether an entity should be consolidated. The requirements from ASU 2015-02 are effective for interim and annual periods beginning after December 15, 2015, with early adoption permitted. We are currently evaluating the impact of this new guidance on our Condensed Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
In the normal course of doing business, we are exposed to the risks associated with foreign currency exchange rates and changes in interest rates.
Foreign Currency Exchange Rate Risk – We operate globally and, as such, we are subject to foreign exchange risk in our commercial operations as a significant portion of our revenues are exposed to changes in foreign currency exchange rates, primarily the Chilean peso, the Euro, the Mexican peso and the New Israeli shekel.
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
Our derivative activities, which consist of foreign exchange forward contracts, are initiated to hedge forecasted cash flows that are exposed to foreign currency risk. The foreign exchange forward contracts generally require us to exchange local currencies for foreign currencies based on pre-established exchange rates at the contracts’ maturity dates. As exchange rates change, gains and losses on these contracts are generated based on the change in the exchange rates that are recognized in the Condensed Consolidated Statement of Operations, and offset the impact of the change in exchange rates on the foreign currency cash flows that are hedged. If the counterparties to the exchange contracts do not fulfill their obligations to deliver the contracted currencies, we could be at risk for currency related fluctuations. We had $2.2 million in foreign exchange forward contracts outstanding at March 31, 2015, primarily to hedge Chilean-based operating cash flows against U.S. dollars. If Chilean pesos were to strengthen or weaken in relation to the U.S. dollar, our loss or gain on hedged foreign currency cash-flows would be offset by the derivative contracts, with a net effect of zero.
We do not engage in trading market risk sensitive instruments or purchasing hedging instruments or “other than trading” instruments that are likely to expose us to significant market risk, whether interest rate, foreign currency exchange, commodity price, or equity price risk.
Interest Rate Risk – Our exposure to interest rate risk relates to our cash and investments and to our borrowings. We maintain an investment portfolio of money market funds. The securities in our investment portfolio are not leveraged, and are, due to their very short-term nature, subject to minimal interest rate risk. We currently do not hedge interest rate exposure. Because of the short-term maturities of our investments, we do not believe that a change in market interest rates would have a significant negative impact on the value of our investment portfolio except for reduced income in a low interest rate environment.
At March 31, 2015, we had cash and cash equivalents and marketable securities of $348.2 million. The weighted average interest rate related to our cash and cash equivalents for the three months ended March 31, 2015 was 0%. As of March 31, 2015, the principal value of our credit lines was $7.9 million at a weighted average interest rate of approximately 5.9%.
Our $51.2 million aggregate principal amount of our 2033 Senior Notes has a fixed interest rate, and therefore is not subject to fluctuations in market interest rates.
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

Item 4. Controls and Procedures
Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, management concluded that our disclosure controls and procedures were effective as of March 31, 2015.
Changes to the Company’s Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the most recent quarter ended March 31, 2015 that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
In March 2015, OPKO Health, Inc. (the "Company") entered into exchange agreements with holders of the Company's 2033 Senior Notes pursuant to which such holders exchanged $36.4 million in aggregate principal amount of 2033 Senior Notes for 5,363,896 shares of the Company’s Common Stock, par value $0.01 per share and approximately $0.2 million in cash representing accrued interest through the date of completion of the exchange. The Company completed the exchanges in March 2015.
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
Exhibit 31.1
Certification by Phillip Frost, Chief Executive Officer, pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended March 31, 2015.

Exhibit 31.2
Certification by Adam Logal, Chief Financial Officer, pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended March 31, 2015.

Exhibit 32.1
Certification by Phillip Frost, Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended March 31, 2015.

Exhibit 32.2
Certification by Adam Logal, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended March 31, 2015.

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

Date: May 11, 2015	OPKO Health, Inc.

/s/ Adam Logal
Adam Logal
Senior Vice President, Chief Financial Officer,
Chief Accounting Officer and Treasurer

Exhibit Index

Exhibit Number	Description

Exhibit 31.1
Certification by Phillip Frost, Chief Executive Officer, pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended March 31, 2015.

Exhibit 31.2
Certification by Adam Logal, Chief Financial Officer, pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended March 31, 2015.

Exhibit 32.1
Certification by Phillip Frost, Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended March 31, 2015.

Exhibit 32.2
Certification by Adam Logal, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended March 31, 2015.

Exhibit 101.INS	XBRL Instance Document

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document