Form 10-K/A
period 2015-12-31
Opko Health, Inc.
filed 2016-03-24
CIK 944809

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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
As of March 17, 2016, the registrant had 545,840,064 shares of Common Stock outstanding.
Documents Incorporated by Reference
Portions of the registrant’s definitive proxy statement for its 2016 Annual Meeting of Stockholders are incorporated by reference in Items 10, 11, 12, 13, and 14 of Part III of this Annual Report on Form 10-K/A.

TABLE OF CONTENTS

		Page
Part IV.

Item 15.	Exhibits, Financial Statement Schedules	10

	Signatures	19

	Certifications	20
	EX-23.3
	EX-31.3
	EX-31.4
	EX-32.3
	EX-32.4

Explanatory Note
This Amendment No. 1 on Form 10-K/A (this “Amendment” or “Form 10-K/A”) amends our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 that was filed with the Securities and Exchange Commission (“SEC”) on February 29, 2016 (the “Original Filing”). This Amendment is being filed to amend Part IV - Exhibit 15 - Exhibits, Financial Statement Schedules of the Original Filing to include the financial statement schedule entitled "Schedule I - Condensed Financial Information of Registrant."
In addition, pursuant to the rules of the SEC, Item 15 of Part IV of the Original Filing has been amended to contain currently dated certifications from our Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 with respect to this Form 10-K/A. The currently dated certifications of our Chief Executive Officer and Chief Financial Officer are attached to this Form 10-K/A as Exhibits 31.3, 31.4, 32.3 and 32.4. In connection with the filing of this Amendment, the consent of the independent registered public accounting firm is attached as an exhibit hereto. Except as set forth in Part IV below, no other changes are made to the Original Filing. Unless expressly stated, this Amendment does not modify in any way the disclosures contained in the Original Filing.

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)	(1)	Financial Statements: See Part II, Item 8 of this report.
	(2)
Schedule I - Condensed Financial Information of Registrant. Additionally, the financial statement schedule entitled “Schedule II – Valuation and Qualifying Accounts” has been omitted since the information required is included in the consolidated financial statements and notes thereto.

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

10.15(10)+	Asset Purchase Agreement, dated October 12, 2009, by and between OPKO Health, Inc. and Schering Corporation.

10.16(10)	Letter Agreement, dated June 29, 2010, by and between OPKO Health, Inc. and Schering Corporation.

10.17(16)+	Exclusive License Agreement by and between TESARO, Inc. and OPKO Health, Inc. dated December 10, 2010.

10.18(13)	Third Amended and Restated Subordinated Note and Security Agreement, dated February 22, 2011, between OPKO Health, Inc. and The Frost Group, LLC.

10.19(15)+	Asset Purchase Agreement dated September 21, 2011, by and among Optos plc, Optos Inc., OPKO Health, Inc., OPKO Instrumentation, LLC, Ophthalmic Technologies, Inc., and OTI (UK) Limited.

10.20(20)	Form of Note Purchase Agreement, dated as of January 25, 2013, by and among OPKO Health, Inc. and each purchaser a party thereto.

10.21(30)+	Development and Commercialization License Agreement by and between OPKO Ireland, Ltd., a subsidiary of OPKO Health, Inc., and Pfizer, Inc. dated December 13, 2014.

10.22***	Credit Agreement by and between Bio-Reference Laboratories, Inc. and certain of its subsidiaries and JPMorgan Chase Bank, N.A. dated November 5, 2015.

21***	Subsidiaries of the Company.

23.1***	Consent of Ernst & Young LLP.

23.2***	Consent of MSPC Certified Public Accountants and Advisors, P.C. relating to Bio-Reference Laboratories, Inc.’s financial statements.

23.3**	Consent of Ernst & Young LLP for Amendment No. 1.

31.1***
Certification by Phillip Frost, Chief Executive Officer, pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended December 31, 2015.

31.2***
Certification by Adam Logal, Chief Financial Officer, pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended December 31, 2015.

31.3**
Certification by Phillip Frost, Chief Executive Officer, pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended December 31, 2015 for Amendment No. 1.

31.4**
Certification by Adam Logal, Chief Financial Officer, pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended December 31, 2015 for Amendment No. 1.

32.1***
Certification by Phillip Frost, Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended December 31, 2015.

32.2***
Certification by Adam Logal, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended December 31, 2015.

32.3**
Certification by Phillip Frost, Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended December 31, 2015 for Amendment No. 1.

32.4**
Certification by Adam Logal, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended December 31, 2015 for Amendment No. 1.

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

99.3(33)	The unaudited pro forma condensed combined financial statements of the Company and Bio-Reference Laboratories, Inc.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

101.INS***	XBRL Instance Document

101.SCH***	XBRL Taxonomy Extension Schema Document

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB***	XBRL Taxonomy Extension Label Linkbase Document

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document

*	Denotes management contract or compensatory plan or arrangement.

**	Exhibit is attached to this Form 10-K/A.

***	Included in Part IV of the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 29, 2016.

+	Certain confidential material contained in the document has been omitted and filed separately with the Securities and Exchange Commission.

(1)	Filed with the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 2, 2007, and incorporated herein by reference.

(2)	Filed with the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2008 and incorporated herein by reference.

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

Report of Independent Registered Certified Public Accounting Firm
The Board of Directors and Shareholders of OPKO Health, Inc. and subsidiaries

We have audited the consolidated financial statements of OPKO Health, Inc. and subsidiaries as of December 31, 2015 and 2014 and for each of the three years in the period ended December 31, 2015, and have issued our report thereon dated February 29, 2016. Our audits also included the financial statement schedule listed in Item 15(a)(2) of this Annual Report on Form 10-K/A (Amendment No. 1). This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this schedule based on our audits.
In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Miami, Florida
March 24, 2016

Schedule I - Condensed Financial Information of Registrant

OPKO Health, Inc.
PARENT COMPANY CONDENSED BALANCE SHEETS
(In thousands, except share and per share data)

	December 31,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$97,647	$69,218
Prepaid expenses and other current assets	4,306	962
Total current assets	101,953	70,180
Property, plant and equipment, net	225	217
Investments, net	1,932,731	906,447
Other assets	427	1,642
Total assets	$2,035,336	$978,486
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$1,266	$370
Accrued expenses	4,342	3,344
Current portion of notes payable	522	1,174
Total current liabilities	6,130	4,888
2033 Senior Notes and estimated fair value of embedded derivatives, net of discount	49,412	131,454
Total long-term liabilities	49,412	131,454
Total liabilities	55,542	136,342
Equity:
Common Stock - $0.01 par value, 750,000,000 shares authorized; 546,188,516 and 433,421,677 shares issued at December 31, 2015 and 2014, respectively	5,462	4,334
Treasury Stock, at cost - 1,120,367 and 1,245,367 shares at December 31, 2015 and 2014, respectively	(3,645)	(4,051)
Additional paid-in capital	2,705,385	1,529,096
Accumulated other comprehensive loss	(22,537)	(12,392)
Accumulated deficit	(704,871)	(674,843)
Total shareholders’ equity	1,979,794	842,144
Total liabilities and equity	$2,035,336	$978,486

The accompanying Notes to Parent Company Condensed Financial Statements are an integral part of these statements.

OPKO Health, Inc.
PARENT COMPANY CONDENSED STATEMENTS OF INCOME
(In thousands)

	For the years ended December 31,
	2015	2014	2013
Revenues:
Revenue from products	$140	$240	$240
Revenue from transfer of intellectual property and other	154	—	12,500
Total revenues	294	240	12,740
Costs and expenses:
Costs of revenue	798	252	55
Selling, general and administrative	47,708	27,809	24,351
Research and development	8,496	5,227	3,792
Total costs and expenses	57,002	33,288	28,198
Operating loss	(56,708)	(33,048)	(15,458)
Other income and (expense), net:
Interest income	5	42	221
Interest expense	(5,347)	(11,325)	(11,906)
Fair value changes of derivative instruments, net	(39,442)	(11,019)	(45,991)
Other income (expense), net	2,141	2,832	34,107
Other income and (expense), net	(42,643)	(19,470)	(23,569)
Loss before income taxes and investment losses	(99,351)	(52,518)	(39,027)
Income tax benefit (provision)	—	—	(1,149)
Loss before investment losses	(99,351)	(52,518)	(40,176)
Loss from investments in investees	(7,105)	(3,587)	(11,456)
Net income (loss) from subsidiaries, net of taxes	76,428	(115,561)	(62,775)
Net loss	(30,028)	(171,666)	(114,407)
Preferred stock dividend	—	—	(420)
Net loss attributable to common shareholders	$(30,028)	$(171,666)	$(114,827)

The accompanying Notes to Parent Company Condensed Financial Statements are an integral part of these statements.

OPKO Health, Inc.
PARENT COMPANY CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	For the years ended December 31,
	2015	2014	2013
Net loss	$(30,028)	$(171,666)	$(114,407)
Other comprehensive income (loss), net of tax:
Change in foreign currency translation and other comprehensive income (loss) from equity investments	(15,074)	(8,088)	(1,825)
Available for sale investments:
Change in unrealized gain (loss), net of tax	(2,378)	(8,044)	2,467
Less: reclassification adjustments for (gains) losses included in net loss, net of tax	7,307	322	(4,580)
Comprehensive loss	(40,173)	(187,476)	(118,345)
Preferred stock dividend	—	—	(420)
Comprehensive loss attributable to common shareholders	$(40,173)	$(187,476)	$(118,765)

The accompanying Notes to Parent Company Condensed Financial Statements are an integral part of these statements.

OPKO Health, Inc.
PARENT COMPANY CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)

	For the years ended December 31,
	2015	2014	2013
Cash flows from operating activities:
Net loss	$(30,028)	$(171,666)	$(114,407)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	85	97	149
Non-cash interest on 2033 Senior Notes	2,612	5,662	5,980
Amortization of deferred financing costs	1,212	2,007	1,170
Losses from investments in investees	7,105	3,587	11,456
(Income) loss from subsidiaries	(76,428)	115,561	62,775
Equity-based compensation – employees and non-employees	26,074	14,779	10,983
Revenue from receipt of equity	—	—	(12,740)
Realized gain on sale of equity securities	7,091	167	(29,881)
Gain on conversion of 3.00% convertible senior notes	(943)	(2,668)	(972)
Change in fair value of derivative instruments	39,442	11,019	45,991
Gain on deconsolidation of SciVac	(15,940)	—	—
Changes in other assets and liabilities	(15,640)	(5,627)	2,264
Net cash used in operating activities	(55,358)	(27,082)	(17,232)
Cash flows from investing activities:
Investments in investees	(4,375)	(589)	(17,441)
Subsidiary financing	62,471	(85,386)	(36,151)
Proceeds from sale of equity securities	—	1,331	30,556
Acquisition of businesses, net of cash acquired	(138)	(231)	(300)
Capital expenditures	(92)	(18)	(236)
Net cash provided by (used in) investing activities	57,866	(84,893)	(23,572)
Cash flows from financing activities:
Issuance of 2033 Senior Notes, net, including related parties	—	—	170,184
Payment of Series D dividends, including related parties	—	—	(3,015)
Proceeds from the exercise of Common Stock options and warrants	25,921	12,928	23,425
Net cash provided by financing activities	25,921	12,928	190,594
Net increase (decrease) in cash and cash equivalents	28,429	(99,047)	149,790
Cash and cash equivalents at beginning of period	69,218	168,265	18,475
Cash and cash equivalents at end of period	$97,647	$69,218	$168,265
SUPPLEMENTAL INFORMATION:
Interest paid	$2,175	$3,686	$2,640
RXi common stock received	$—	$—	$12,500
Pharmsynthez common stock received	$—	$6,264	$—

	For the years ended December 31,
	2015	2014	2013
Non-cash financing:
Shares issued upon the conversion of:
Series D Preferred Stock	$—	$—	$24,386
2033 Senior Notes	$120,299	$95,665	$20,839
Common Stock options and warrants, surrendered in net exercise	$14,369	$3,494	$815
Issuance of capital stock to acquire or contingent consideration settlement:
Bio-Reference Laboratories, Inc.	$950,148	$—	$—
EirGen Pharma Limited	$33,569	$—	$—
OPKO Biologics	$—	$—	$586,643
OPKO Renal	$20,113	$21,155	$146,902
OPKO Brazil	$—	$—	$436
OPKO Health Europe	$1,813	$—	$4,404
OPKO Uruguay Ltda.	$—	$159	$—
Inspiro	$—	$8,566	$—

The accompanying Notes to Parent Company Condensed Financial Statements are an integral part of these statements.

OPKO Health, Inc.
Notes to Parent Company Condensed Financial Statements

Note 1. Organization and Basis of Presentation
We are a diversified healthcare company that seeks to establish industry-leading positions in large and rapidly growing medical markets. The parent company condensed financial statements included in this Schedule I represent the financial statements of OPKO Health, Inc., the parent company (or "OPKO"), on a stand-alone basis and do not include results of operations from our consolidated subsidiaries. The parent company condensed financial statements should be read in conjunction with our audited consolidated financial statements included in our Form 10-K filed on February 29, 2016. As of December 31, 2015 and 2014, approximately $1.9 billion and $0.9 billion, respectively, of our Investments, net have not been eliminated in the parent company condensed financial statements.
The parent company condensed financial statements included herein have been prepared in accordance with Rule 12-04, Schedule I of Regulation S-X, as substantially all the assets of Bio-Reference, a wholly owned subsidiary, and its subsidiaries are restricted from sale, transfer, lease, disposal or distributions to OPKO under the credit agreement with JPMorgan Chase Bank, N.A. (the "Credit Agreement"), subject to certain exceptions. Bio-Reference and its subsidiaries' net assets as of December 31, 2015 were approximately $1.0 billion, which includes goodwill of $441.2 million and intangible assets of $528.3 million. Bio-Reference's restricted net assets exceeds 25% of OPKO's consolidated net assets of $2.0 billion as of December 31, 2015.
Note 2 Debt
In January 2013, we entered into note purchase agreements (the “2033 Senior Notes”) with qualified institutional buyers and accredited investors (collectively, the “Purchasers”) in a private placement in reliance on exemptions from registration under the Securities Act of 1933, (the “Securities Act”). The Purchasers of the 2033 Senior Notes include Frost Gamma Investments Trust, a trust affiliated with Dr. Phillip Frost, our Chief Executive Officer, and Hsu Gamma Investment, L.P., an entity affiliated with Dr. Jane H. Hsiao, our Vice Chairman and Chief Technology Officer. The 2033 Senior Notes were issued on January 30, 2013. The 2033 Senior Notes, which totaled $175.0 million in original principal amount, bear interest at the rate of 3.00% per year, payable semiannually on February 1 and August 1 of each year. The 2033 Senior Notes will mature on February 1, 2033, unless earlier repurchased, redeemed or converted. Upon a fundamental change as defined in the Indenture, dated as of January 30, 2013, by and between the Company and Wells Fargo Bank N.A., as trustee, governing the 2033 Senior Notes (the "Indenture"), subject to certain exceptions, the holders may require us to repurchase all or any portion of their 2033 Senior Notes for cash at a repurchase price equal to 100% of the principal amount of the 2033 Senior Notes being repurchased, plus any accrued and unpaid interest to but not including the related fundamental change repurchase date.
The following table sets forth information related to the 2033 Senior Notes which is included in our Condensed Balance Sheets as of December 31, 2015:

(In thousands)	Embedded conversion option	2033 Senior Notes	Discount	Total
Balance at December 31, 2014	$65,947	$87,642	$(22,135)	$131,454
Amortization of debt discount	—	—	2,613	2,613
Change in fair value of embedded derivative	36,587	—	—	36,587
Conversion	(78,797)	(55,442)	12,997	(121,242)
Balance at December 31, 2015	$23,737	$32,200	$(6,525)	$49,412

The following table sets forth information related to the 2033 Senior Notes which is included in our Condensed Balance Sheets as of December 31, 2014:

(In thousands)	Embedded conversion option	2033 Senior Notes	Discount	Total
Balance at December 31, 2013	$101,087	$158,064	$(47,239)	$211,912
Amortization of debt discount	—	—	5,662	5,662
Change in fair value of embedded derivative	12,213	—	—	12,213
Conversion	(47,353)	(70,422)	19,442	(98,333)
Balance at December 31, 2014	$65,947	$87,642	$(22,135)	$131,454
The 2033 Senior Notes will be convertible at any time on or after November 1, 2032, through the second scheduled trading day immediately preceding the maturity date, at the option of the holders. Additionally, holders may convert their 2033 Senior Notes prior to the close of business on the scheduled trading day immediately preceding November 1, 2032, under the following circumstances: (1) conversion based upon satisfaction of the trading price condition relating to the 2033 Senior Notes; (2) conversion based on the Common Stock price; (3) conversion based upon the occurrence of specified corporate events; or (4) if we call the 2033 Senior Notes for redemption. The 2033 Senior Notes will be convertible into cash, shares of our Common Stock, or a combination of cash and shares of Common Stock, at our election unless we have made an irrevocable election of net share settlement. The initial conversion rate for the 2033 Senior Notes is 141.4827 shares of Common Stock per $1,000 principal amount of 2033 Senior Notes (equivalent to an initial conversion price of approximately $7.07 per share of Common Stock), and will be subject to adjustment upon the occurrence of certain events. In addition, we will, in certain circumstances, increase the conversion rate for holders who convert their 2033 Senior Notes in connection with a make-whole fundamental change (as defined in the Indenture) and holders who convert upon the occurrence of certain specific events prior to February 1, 2017 (other than in connection with a make-whole fundamental change). Holders of the 2033 Senior Notes may require us to repurchase the 2033 Senior Notes for 100% of their principal amount, plus accrued and unpaid interest, on February 1, 2019, February 1, 2023 and February 1, 2028, or following the occurrence of a fundamental change as defined in the indenture governing the 2033 Senior Notes.
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
For accounting and financial reporting purposes, we combine these embedded derivatives and value them together as one unit of accounting. At each reporting period, we record these embedded derivatives at fair value which is included as a component of the 2033 Senior Notes on our Condensed Balance Sheets.
On August 30, 2013, one of the conversion rights in the 2033 Senior Notes was triggered. Holders of the 2033 Senior Notes converted $16.9 million principal amount into 2,396,145 shares of our Common Stock at a rate of 141.48 shares of Common Stock per $1,000 principal amount of 2033 Senior Notes. We recorded a $1.0 million non-cash gain related to the conversion. The gain on exchange is included within Other income (expense), net on our Condensed Statements of Income.

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
On April 1, 2015, we initially announced that our 2033 Senior Notes are convertible by holders of such notes and on July 1, 2015, October 1, 2015 and January 5, 2016, we announced that our 2033 Senior Notes continue to be convertible by holders of such notes during the third quarter of 2015, the fourth quarter of 2015 and the first quarter of 2016, respectively. We have elected to satisfy our conversion obligation under the 2033 Senior Notes in shares of our Common Stock. This conversion right was triggered because the closing price per share of our Common Stock exceeded $9.19, or 130% of the initial conversion price of $7.07, for at least 20 of 30 consecutive trading days during the applicable measurement periods. Pursuant to the Indenture, a holder who elects to convert the 2033 Senior Notes will receive 141.4827 shares of our Common Stock plus such number of additional shares as is applicable on the conversion date per $1,000 principal amount of 2033 Senior Notes based on the early conversion provisions in the Indenture.
During 2015, pursuant to the conversion right or through exchange agreements we entered with certain holders of our 2033 Senior Notes, holders of our 2033 Senior Notes converted or exchanged $55.4 million in aggregate principal amount of 2033 Senior Notes for 8,118,062 shares of the Company’s Common Stock. We recorded a $0.9 million non-cash gain related to the conversion and exchanges. The gain is included within Other income (expense), net in our Condensed Statements of Income.
In November 2015, our wholly owned subsidiary, Bio-Reference Laboratories, and certain of its subsidiaries entered into the Credit Agreement with JPMorgan Chase Bank, which provides for a $175.0 million secured revolving credit facility and includes a $20.0 million sub-facility for swingline loans and a $20.0 million sub-facility for the issuance of letters of credit. The Credit Agreement matures on November 5, 2020 and is secured by substantially all assets of Bio-Reference and its domestic subsidiaries, as well as a non-recourse pledge by us of our equity interest in Bio-Reference.
Note 3 Commitments and Contingencies
We have no significant direct commitments and contingencies, but our subsidiaries do. See Note 13 of our consolidated financial statements in our Annual Report on Form 10-K.
Note 4 Dividends
We did not receive any dividend payments from our consolidated subsidiaries for the years ended December 31, 2015, 2014 and 2013.
Note 5 Income Taxes
The parent company condensed financial statements recognize the current and deferred income tax consequences that result from our activities during the current and preceding periods pursuant to the provisions of Accounting Standards Codification Topic 740, Income Taxes (ASC 740), as if we were a separate taxpayer rather than a member of the consolidated income tax return group.  The tax expense and benefit recorded in OPKO's consolidated financial statements was the result of activity at the subsidiaries and therefore all tax benefit and expense was reported in the Net income (loss) from subsidiaries, net of taxes line in the Condensed Statements of Income.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 24, 2016	OPKO HEALTH, INC.

	By:	/s/ Adam Logal
Adam Logal
Senior Vice President, Chief Financial Officer, Chief Accounting Officer and Treasurer

Exhibit Index

Exhibit Number	Description

23.3	Consent of Ernst & Young LLP for Amendment No. 1.

31.3
Certification by Phillip Frost, Chief Executive Officer, pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended December 31, 2015 for Amendment No. 1.

31.4
Certification by Adam Logal, Chief Financial Officer, pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended December 31, 2015 for Amendment No. 1.

32.3
Certification by Phillip Frost, Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended December 31, 2015 for Amendment No. 1.

32.4
Certification by Adam Logal, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended December 31, 2015 for Amendment No. 1.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document