Form 10-Q
period 2016-03-31
Opko Health, Inc.
filed 2016-05-09
CIK 944809

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016.
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):   ☐  YES    ☒  NO
As of April 26, 2016, the registrant had 547,444,354 shares of Common Stock outstanding.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains “forward-looking statements,” as that term is defined under the Private Securities Litigation Reform Act of 1995 (“PSLRA”), Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements include statements about our expectations, beliefs or intentions regarding our product development efforts, business, financial condition, results of operations, strategies or prospects. You can identify forward-looking statements by the fact that these statements do not relate strictly to historical or current matters. Rather, forward-looking statements relate to anticipated or expected events, activities, trends or results as of the date they are made. Because forward-looking statements relate to matters that have not yet occurred, these statements are inherently subject to risks and uncertainties that could cause our actual results to differ materially from any future results expressed or implied by the forward-looking statements. Many factors could cause our actual activities or results to differ materially from the activities and results anticipated in forward-looking statements. These factors include those described below and in “Item 1A-Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2015, and described from time to time in our other reports filed with the Securities and Exchange Commission. We do not undertake an obligation to update forward-looking statements. We intend that all forward-looking statements be subject to the safe-harbor provisions of the PSLRA. These forward-looking statements are only predictions and reflect our views as of the date they are made with respect to future events and financial performance.

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

•	the performance of our third-party distribution partners, licensees and manufacturers over which we have limited control;

•	our success is dependent on the involvement and continued efforts of our Chairman and Chief Executive Officer;

•	integration challenges for Bio-Reference, EirGen and other acquired businesses;

•	changes in regulation and policies in the United States and other countries, including increasing downward pressure on health care reimbursement;

•	our ability to manage our growth and our expanded operations;

•	increased competition, including price competition;

•	changing relationships with payers, including the various state and multi-state Blues programs, suppliers and strategic partners;

•	efforts by third-party payors to reduce utilization and reimbursement for clinical testing services;

•	failure to timely or accurately bill for our services;

•	failure to obtain and retain new clients and business partners, or a reduction in tests ordered or specimens submitted by existing clients;

•	failure to establish, and perform to, appropriate quality standards to assure that the highest level of quality is observed in the performance of our testing services;

•	failure to maintain the security of patient-related information;

•	our ability to obtain and maintain intellectual property protection for our products;

•	our ability to defend our intellectual property rights with respect to our products;

•	our ability to operate our business without infringing the intellectual property rights of others;

•	our ability to attract and retain key scientific and management personnel;

•	our need for, and ability to obtain, additional financing;

•	adverse results in material litigation matters or governmental inquiries;

•	failure to obtain and maintain regulatory approval outside the U.S.; and

•	legal, economic, political, regulatory, currency exchange, and other risks associated with international operations.

PART I. FINANCIAL INFORMATION
Unless the context otherwise requires, all references in this Quarterly Report on Form 10-Q to the “Company”, “OPKO”, “we”, “our”, “ours”, and “us” refer to OPKO Health, Inc., a Delaware corporation, including our wholly-owned subsidiaries.
Item 1. Financial Statements
OPKO Health, Inc. and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share and per share data)

	March 31, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$174,973	$193,598
Accounts receivable, net	204,479	193,875
Inventory	40,575	39,681
Prepaid expenses and other current assets	33,505	26,904
Total current assets	453,532	454,058
Property, plant and equipment, net	133,948	131,798
Intangible assets, net	625,405	638,152
In-process research and development	793,626	792,275
Goodwill	746,961	743,348
Investments, net	35,212	34,716
Other assets	4,522	4,841
Total assets	$2,793,206	$2,799,188
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$73,436	$72,535
Accrued expenses	182,342	167,899
Current portion of lines of credit and notes payable	11,454	11,468
Total current liabilities	267,232	251,902
2033 Senior Notes and estimated fair value of embedded derivatives, net of discount	49,608	48,986
Deferred tax liabilities, net	202,680	226,036
Other long-term liabilities, principally deferred revenue and line of credit	275,812	292,470
Total long-term liabilities	528,100	567,492
Total liabilities	795,332	819,394
Equity:
Common Stock - $0.01 par value, 750,000,000 shares authorized; 547,980,417 and 546,188,516 shares issued at March 31, 2016 and December 31, 2015, respectively	5,480	5,462
Treasury Stock - 586,760 and 1,120,367 shares at March 31, 2016 and December 31, 2015, respectively	(1,911)	(3,645)
Additional paid-in capital	2,728,264	2,705,385
Accumulated other comprehensive loss	(17,110)	(22,537)
Accumulated deficit	(716,849)	(704,871)
Total shareholders’ equity	1,997,874	1,979,794
Total liabilities and equity	$2,793,206	$2,799,188

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

OPKO Health, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except share and per share data)

	For the three months ended March 31,
	2016	2015
Revenues:
Revenue from services	$252,522	$2,069
Revenue from products	19,899	15,486
Revenue from transfer of intellectual property and other	18,616	12,529
Total revenues	291,037	30,084
Costs and expenses:
Cost of service revenue	137,597	2,259
Cost of product revenue	9,939	8,061
Selling, general and administrative	128,001	17,446
Research and development	27,822	25,503
Contingent consideration	1,753	5,175
Amortization of intangible assets	13,443	2,665
Grant repayment	—	25,889
Total costs and expenses	318,555	86,998
Operating loss	(27,518)	(56,914)
Other income and (expense), net:
Interest income	43	8
Interest expense	(1,787)	(2,565)
Fair value changes of derivative instruments, net	(1,423)	(49,788)
Other income (expense), net	546	(1,508)
Other income and (expense), net	(2,621)	(53,853)
Loss before income taxes and investment losses	(30,139)	(110,767)
Income tax benefit (provision)	20,506	(5,509)
Loss before investment losses	(9,633)	(116,276)
Loss from investments in investees	(2,345)	(1,761)
Net loss	(11,978)	(118,037)
Less: Net loss attributable to noncontrolling interests	—	(925)
Net loss attributable to common shareholders	$(11,978)	$(117,112)
Loss per share, basic and diluted:
Net loss per share	$(0.02)	$(0.26)
Weighted average common shares outstanding, basic and diluted	545,823,434	446,480,884

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

OPKO Health, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)
(In thousands)

	For the three months ended March 31,
	2016	2015
Net loss	$(11,978)	$(118,037)
Other comprehensive income (loss), net of tax:
Change in foreign currency translation and other comprehensive income (loss)	6,943	(3,852)
Available for sale investments:
Change in unrealized gain (loss), net of tax	(1,516)	(1,259)
Comprehensive loss	(6,551)	(123,148)
Less: Comprehensive loss attributable to noncontrolling interest	—	(925)
Comprehensive loss attributable to common shareholders	$(6,551)	$(122,223)

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

OPKO Health, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	For the three months ended March 31,
	2016	2015
Cash flows from operating activities:
Net loss	$(11,978)	$(118,037)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	22,199	3,525
Non-cash interest	749	1,056
Amortization of deferred financing costs	37	751
Losses from investments in investees	2,345	1,761
Equity-based compensation – employees and non-employees	17,307	7,382
Revenue from receipt of equity	—	(60)
Realized gain on sale of equity securities	—	(216)
(Gain) loss on conversion of 3.00% convertible senior notes	—	321
Change in fair value of derivative instruments	1,423	49,788
Change in fair value of contingent consideration	1,753	5,175
Deferred income tax (benefit) provision	(22,244)	—
Changes in assets and liabilities, net of the effects of acquisitions:
Accounts receivable	(9,924)	71
Inventory	(152)	(2,390)
Prepaid expenses and other current assets	(6,883)	944
Other assets	1,447	(509)
Accounts payable	(349)	2,107
Foreign currency measurement	(253)	473
Deferred revenue	(17,809)	282,238
Accrued expenses and other liabilities	13,126	4,413
Net cash provided by (used in) operating activities	(9,206)	238,793
Cash flows from investing activities:
Investments in investees	(250)	—
Capital expenditures	(9,812)	(363)
Net cash used in investing activities	(10,062)	(363)
Cash flows from financing activities:
Proceeds from the exercise of Common Stock options and warrants	2,154	12,712
Cash from non-controlling interest	—	791
Borrowings on lines of credit	5,248	5,158
Repayments of lines of credit	(7,349)	(4,849)
Net cash provided by financing activities	53	13,812
Effect of exchange rate on cash and cash equivalents	590	(957)
Net increase (decrease) in cash and cash equivalents	(18,625)	251,285
Cash and cash equivalents at beginning of period	193,598	96,907
Cash and cash equivalents at end of period	$174,973	$348,192
SUPPLEMENTAL INFORMATION:
Interest paid	$623	$1,568
Income taxes paid, net	$1,505	$227
Non-cash financing:
Shares issued upon the conversion of:
2033 Senior Notes	$—	$79,888
Common Stock options and warrants, surrendered in net exercise	$35	$14,238
Issuance of capital stock to acquire or contingent consideration settlement:
OPKO Health Europe	$313	$—

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

OPKO Health, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
NOTE 1 BUSINESS AND ORGANIZATION
We are a diversified healthcare company that seeks to establish industry-leading positions in large and rapidly growing medical markets. Our diagnostics business includes Bio-Reference Laboratories, Inc. (“Bio-Reference”), the nation’s third-largest clinical laboratory with a core genetic testing business and a 420-person sales force to drive growth and leverage new products, including the 4Kscore prostate cancer test and the Claros 1 in-office immunoassay platform. Our pharmaceutical business features Rayaldee, a treatment for secondary hyperparathyroidism (“SHPT”) in patients with stage 3 or 4 chronic kidney disease (“CKD”) and vitamin D insufficiency and VARUBI™ for chemotherapy-induced nausea and vomiting (oral formulation launched by partner TESARO in November 2015 and IV formulation in Phase 3). Our pharmaceutical business includes OPKO Biologics, which features hGH-CTP, a once-weekly human growth hormone injection (in Phase 3 and partnered with Pfizer), a once-daily Factor VIIa drug for hemophilia (Phase 2a), and long-acting oxyntomodulin (“OXM”) for diabetes and obesity (Phase 1). We are incorporated in Delaware and our principal executive offices are located in leased offices in Miami, Florida.
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
Through our acquisition of Bio-Reference, we provide laboratory testing services, primarily to customers in the larger metropolitan areas across New York, New Jersey, Maryland, Pennsylvania, Delaware, Washington DC, Florida, California, Texas, Illinois and Massachusetts as well as to customers in a number of other states. We offer a comprehensive test menu of clinical diagnostics for blood, urine, and tissue analysis. This includes hematology, clinical chemistry, immunoassay, infectious diseases, serology, hormones, and toxicology assays, as well as Pap smear, anatomic pathology (biopsies) and other types of tissue analysis. We perform cancer cytogenetic testing at our leased facilities in Elmwood Park, NJ, Smithtown, NY, Clarksburg, MD, Milford, MA, Miami, FL, and Campbell, CA and genetic testing at our leased facility in Gaithersburg, MD, as well as at our Elmwood Park facility. We perform cytology testing at our leased facilities in Frederick, MD, Milford, MA, Columbus, OH, Houston, TX and at our Elmwood Park facility. We market our laboratory testing services directly to physicians, geneticists, hospitals, clinics, correctional and other health facilities.
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

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of presentation. The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and notes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring adjustments or otherwise disclosed herein) considered necessary to present fairly the Company’s results of operations, financial position and cash flows have been made. The results of operations and cash flows for the three months ended March 31, 2016, are not necessarily indicative of the results of operations and cash flows that may be reported for the remainder of 2016 or any future periods. The unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2015.
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
Inventories. Inventories are valued at the lower of cost or market (net realizable value). Cost is determined by the first-in, first-out method. We consider such factors as the amount of inventory on hand, estimated time required to sell such inventories, remaining shelf-life, and current market conditions to determine whether inventories are stated at the lower of cost or market. Inventories at our diagnostics segment consist primarily of purchased laboratory supplies, which is used in our testing laboratories. The provision for inventory obsolescence for the three months ended March 31, 2016 and 2015 was $0.0 million and $0.2 million, respectively.
Pre-launch inventories. We may accumulate commercial quantities of certain product candidates prior to the date we anticipate that such products will receive final U.S. FDA approval.  The accumulation of such pre-launch inventories involves the risk that such products may not be approved for marketing by the FDA on a timely basis, or ever.  This risk notwithstanding, we may accumulate pre-launch inventories of certain products when such action is appropriate in relation to the commercial value of the product launch opportunity.  In accordance with our policy, this pre-launch inventory is expensed.  At March 31, 2016 and December 31, 2015, there were no pre-launch inventories.
Goodwill and intangible assets. Goodwill represents the difference between the purchase price and the estimated fair value of the net assets acquired accounted for by the acquisition method of accounting and arose from our acquisitions. Refer to Note 4. Goodwill, in-process research and development (“IPR&D”) and other intangible assets acquired in business combinations, licensing and other transactions at both March 31, 2016 and December 31, 2015 was $2.2 billion.
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
We amortize intangible assets with definite lives on a straight-line basis over their estimated useful lives, ranging from 3 to 20 years. We use the straight-line method of amortization as there is no reliably determinable pattern in which the economic benefits of our intangible assets are consumed or otherwise used up. Amortization expense was $13.4 million and $2.7 million for the three months ended March 31, 2016 and 2015, respectively.
Fair value measurements. The carrying amounts of our cash and cash equivalents, accounts receivable, accounts payable and short-term debt approximate their fair value due to the short-term maturities of these instruments. Investments that are considered available for sale as of March 31, 2016 and December 31, 2015, are carried at fair value. Our debt under the credit agreement with JPMorgan Chase Bank, N.A. approximates fair value due to the variable rate of interest.
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
Derivative financial instruments. We record derivative financial instruments on our Condensed Consolidated Balance Sheet at their fair value and recognize the changes in the fair value in our Condensed Consolidated Statement of Operations when they occur, the only exception being derivatives that qualify as hedges. For the derivative instrument to qualify as a hedge, we are required to meet strict hedge effectiveness and contemporaneous documentation requirements at the initiation of the hedge and assess the hedge effectiveness on an ongoing basis over the life of the hedge. At March 31, 2016 and December 31, 2015, our forward contracts for inventory purchases did not meet the documentation requirements to be designated as hedges. Accordingly, we recognize all changes in the fair values of our derivatives instruments, net, in our Condensed Consolidated Statement of Operations. Refer to Note 9.
Property, plant and equipment. Property, plant and equipment are recorded at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets and includes amortization expense for assets capitalized under capital leases. The estimated useful lives by asset class are as follows: software - 3 years, machinery, medical and other equipment - 5-8 years, furniture and fixtures - 5-10 years, leasehold improvements - the lesser of their useful life or the lease term, buildings and improvements - 10-40 years, automobiles and aircraft - 3-15 years. Expenditures for repairs and maintenance are charged to expense as incurred. Depreciation expense was $8.7 million and $0.9 million for the three months ended March 31, 2016 and 2015, respectively. Assets held under capital leases are included within Property, plant and equipment, net in our Condensed Consolidated Balance Sheet and are amortized over the shorter of their useful lives or the term of their related leases.
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
We periodically evaluate the realizability of our net deferred tax assets. Our tax accruals are analyzed periodically and adjustments are made as events occur to warrant such adjustment. On January 5, 2016, the Israeli Parliament officially published the Law for the Amendment of the Israeli Tax Ordinance (Amendment 216), that reduces the standard corporate income tax rate from 26.5% to 25%.  The amendment was entered into force on January 1, 2016 and the 25% corporate tax rate will apply to income that was generated from that day onwards.  The reduced rate is contributing additional tax benefits to our total income tax benefit for the period ended March 31, 2016.
Revenue recognition. Revenue for laboratory services is recognized at the time test results are reported, which approximates when services are provided. Services are provided to patients covered by various third-party payer programs including various managed care organizations, as well as the Medicare and Medicaid programs. Billings for services under third-party payer programs are included in revenue net of allowances for contractual discounts and allowances for differences between the amounts billed and estimated program payment amounts. Adjustments to the estimated payment amounts based on final settlement with the programs are recorded upon settlement as an adjustment to revenue. For the three months ended March 31, 2016 and 2015, approximately 9% and 3%, respectively, of our revenues from services were derived directly from the Medicare and Medicaid programs. The increase in revenues from laboratory services, including revenue from Medicare and Medicaid programs, is due to the acquisition of Bio-Reference in August 2015.
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
The assessment of our obligations and related performance periods requires significant management judgment. If an agreement contains research and development obligations, the relevant time period for the research and development phase is based on management estimates and could vary depending on the outcome of clinical trials and the regulatory approval process. Such changes could materially impact the revenue recognized, and as a result, management reviews the estimates related to the relevant time period of research and development on a quarterly basis. For the three months ended March 31, 2016 and 2015, revenue from transfer of intellectual property includes $17.7 million and $12.5 million, respectively, of revenue related to the Pfizer Transaction. Refer to Note 12.
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
Total deferred revenue included in Accrued expenses and Other long-term liabilities was $217.9 million and $232.9 million at March 31, 2016 and December 31, 2015, respectively. The deferred revenue balance at March 31, 2016 relates primarily to the Pfizer Transaction. Refer to Note 12.
Concentration of credit risk and allowance for doubtful accounts. Financial instruments that potentially subject us to concentrations of credit risk consist primarily of accounts receivable. Substantially all of our accounts receivable are with either companies in the health care industry or patients. However, credit risk is limited due to the number of our clients as well as their dispersion across many different geographic regions.
While we have receivables due from federal and state governmental agencies, we do not believe that such receivables represent a credit risk since the related health care programs are funded by federal and state governments, and payment is primarily dependent upon submitting appropriate documentation. Accounts receivable balances (prior to allowance for doubtful accounts and net of contractual adjustments) from Medicare and Medicaid were $27.6 million and $26.1 million at March 31, 2016 and December 31, 2015, respectively.

The portion of our accounts receivable due from individual patients comprises the largest portion of credit risk. At March 31, 2016 and December 31, 2015, receivables due from patients represent approximately 7.1% and 7.5%, respectively, of our consolidated accounts receivable (prior to allowance for doubtful accounts).
We assess the collectability of accounts receivable balances by considering factors such as historical collection experience, customer credit worthiness, the age of accounts receivable balances, regulatory changes and current economic conditions and trends that may affect a customer’s ability to pay. Actual results could differ from those estimates. Our reported net income (loss) is directly affected by our estimate of the collectability of accounts receivable. The allowance for doubtful accounts was $43.6 million and $25.2 million at March 31, 2016 and December 31, 2015, respectively. The provision for bad debts for the three months ended March 31, 2016 and 2015 was $19.6 million and $0.2 million, respectively.
Equity-based compensation. We measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is recognized in the Condensed Consolidated Statement of Operations over the period during which an employee is required to provide service in exchange for the award. We record excess tax benefits, realized from the exercise of stock options as a financing cash inflow and as a reduction of taxes paid in cash flow from operations. Equity-based compensation arrangements to non-employees are recorded at their fair value on the measurement date. The measurement of equity-based compensation to non-employees is subject to periodic adjustment as the underlying equity instruments vest. During the three months ended March 31, 2016 and 2015, we recorded $17.3 million and $7.4 million, respectively, of equity-based compensation expense.
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
Segment reporting. Our chief operating decision-maker (“CODM”) is Phillip Frost, M.D., our Chairman and Chief Executive Officer. Our CODM reviews our operating results and operating plans and makes resource allocation decisions on a Company-wide or aggregate basis. We currently manage our operations in two reportable segments, pharmaceutical and diagnostics. The pharmaceutical segment consists of our pharmaceutical operations we acquired in Chile, Mexico, Ireland, Israel and Spain and our pharmaceutical research and development. The diagnostics segment primarily consists of clinical laboratory operations we acquired through the acquisitions of Bio-Reference and OPKO Lab and our point-of-care operations. There are no significant inter-segment sales. We evaluate the performance of each segment based on operating profit or loss. There is no inter-segment allocation of interest expense and income taxes.
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
In June 2014, the FASB issued ASU No. 2014-12, “Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period (a consensus of the FASB Emerging Issues Task Force).” ASU No. 2014-12 requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. ASU No. 2014-12 was effective for the Company beginning after January 1, 2016. Our adoption of ASU 2014-12 in the first quarter of 2016 using the prospective application did not have a material impact on our Condensed Consolidated Financial Statements.
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
In February 2015, the FASB issued ASU No. 2015-02, “Consolidation (Topic 810): Amendments to the Consolidation Analysis,” which amends current consolidation guidance including changes to both the variable and voting interest models used by companies to evaluate whether an entity should be consolidated. The requirements from ASU 2015-02 were effective for the Company beginning January 1, 2016. Our adoption of ASU 2015-02 in the first quarter of 2016 did not have a material impact on our Condensed Consolidated Financial Statements.
In April 2015, the FASB issued ASU No. 2015-03, “Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs,” which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. ASU 2015-03 was effective for the Company beginning January 1, 2016. Our adoption of ASU 2015-03 in the first quarter of 2016 did not have a material impact on our Condensed Consolidated Financial Statements.
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
In September 2015, the FASB issued ASU No. 2015-16, “Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments,” which replaces the requirement that an acquirer in a business combination account for measurement period adjustments retrospectively with a requirement that an acquirer recognize adjustments to the provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. ASU 2015-16 requires that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. Our early adoption of ASU 2015-16 in 2015 did not have a significant impact on our Condensed Consolidated Financial Statements.
In November 2015, the FASB issued ASU No. 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes,” which requires deferred tax liabilities and assets to be classified as noncurrent in a classified statement of financial position.  We early adopted the provisions of this ASU prospectively in the fourth quarter of 2015, and did not retrospectively adjust the prior periods.  The adoption of this ASU simplifies the presentation of deferred income taxes and reduce complexity without decreasing the usefulness of information provided to users of financial statements.  The adoption of ASU 2015-17 did not have a significant impact on our Condensed Consolidated Financial Statements.
In January 2016, the FASB issued ASU No. 2016-01, “Financial Instruments - Overall (Subtopic 825-10),” which addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. The ASU requires equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. ASU No. 2016-01 will be effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. We are currently evaluating the impact of this new guidance on our Condensed Consolidated Financial Statements.
In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842),” which will require organizations that lease assets with lease terms of more than 12 months to recognize assets and liabilities for the rights and obligations created by those leases on their balance sheets. The ASU will also require new qualitative and quantitative disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. ASU No. 2016-02 will be effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. We are currently evaluating the impact of this new guidance on our Condensed Consolidated Financial Statements.
In March 2016, the FASB issued ASU No. 2016-09, “Compensation - Stock Compensation (Topic 718),” which simplifies several aspects of the accounting for share-based payment award transactions, including the income tax consequences, classification of awards as either equity or liabilities, classification on the statement of cash flows and accounting for forfeitures. ASU No. 2016-09 will be effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years, with early adoption permitted. We are currently evaluating the impact of this new guidance on our Condensed Consolidated Financial Statements.
NOTE 3 EARNINGS (LOSS) PER SHARE
Basic loss per share is computed by dividing our net loss by the weighted average number of shares outstanding during the period. For diluted earnings per share, the dilutive impact of stock options, warrants and bifurcated conversion options of the 2033 Senior Notes is determined by applying the “treasury stock” method. In the periods in which their effect would be antidilutive, no effect has been given to outstanding options, warrants or the potentially dilutive shares issuable pursuant to the 2033 Senior Notes (defined in Note 6) in the dilutive computation.
A total of 6,052,199 and 17,489,421 potential shares of Common Stock have been excluded from the calculation of diluted net loss per share for the three months ended March 31, 2016 and 2015, respectively, because their inclusion would be antidilutive.
During the three months ended March 31, 2016, 1,799,299 Common Stock options and Common Stock warrants to purchase shares of our Common Stock were exercised, resulting in the issuance of 1,795,075 shares of Common Stock. Of the 1,799,299 Common Stock options and Common Stock warrants exercised, 4,224 shares of Common Stock were surrendered in lieu of a cash payment via the net exercise feature of the agreements.
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

NOTE 4 COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS

(In thousands)	March 31, 2016	December 31, 2015
Accounts receivable, net
Accounts receivable	$248,120	$219,043
Less: allowance for doubtful accounts	(43,641)	(25,168)
	$204,479	$193,875
Inventories, net
Consumable supplies	$20,759	$22,265
Finished products	14,790	13,404
Work in-process	1,205	1,215
Raw materials	5,051	3,848
Less: inventory reserve	(1,230)	(1,051)
	$40,575	$39,681
Prepaid expenses and other current assets
Other receivables	15,122	11,946
Taxes recoverable	6,076	3,076
Prepaid supplies	10,265	8,773
Prepaid insurance	1,736	2,206
Other	306	903
	$33,505	$26,904
Intangible assets, net:
Customer relationships	$451,489	$449,972
Technologies	151,818	151,709
Trade names	50,461	50,416
Licenses	23,467	23,432
Covenants not to compete	8,619	8,612
Product registrations	7,797	7,512
Other	4,481	5,600
Less: accumulated amortization	(72,727)	(59,101)
	$625,405	$638,152
Accrued expenses:
Deferred revenue	$74,375	$70,246
Employee benefits	40,791	29,751
Contingent consideration	21,208	22,164
Taxes payable	5,986	7,605
Capital leases short-term	5,287	5,373
Clinical trials	5,850	2,505
Milestone payment	4,914	5,000
Professional fees	707	1,506
Other	23,224	23,749
	$182,342	$167,899

(In thousands)	March 31, 2016	December 31, 2015
Other long-term liabilities:
Deferred revenue	$143,520	$162,634
Line of credit	72,343	72,107
Contingent consideration	34,674	32,258
Mortgages and other debts payable	2,366	2,523
Capital leases long-term	8,861	9,285
Other	14,048	13,663
	$275,812	$292,470
All of the intangible assets and goodwill acquired relate to our acquisitions of principally OPKO Renal, OPKO Biologics, EirGen and Bio-Reference. We do not anticipate capitalizing the cost of product registration renewals, rather we expect to expense these costs, as incurred. Our goodwill is not tax deductible for income tax purposes in any jurisdiction we operate in.
At March 31, 2016, the changes in value of the intangible assets and goodwill are primarily due to foreign currency fluctuations between the Chilean and Mexican pesos, the Euro and the Shekel against the U.S. dollar.
The following table reflects the changes in Goodwill during the three months ended March 31, 2016.

	2016
(In thousands)	Balance at January 1st	Purchase accounting adjustments	Foreign exchange	Balance at March 31st
Pharmaceuticals
CURNA	$4,827	$—	$—	$4,827
EirGen	81,139	—	3,443	84,582
FineTech	11,698	—	—	11,698
OPKO Chile	4,517	—	195	4,712
OPKO Biologics	139,784	—	—	139,784
OPKO Health Europe	7,191	—	296	7,487
OPKO Renal	2,069	—	—	2,069

Diagnostics
Bio Reference	441,158	(321)		440,837
OPKO Diagnostics	17,977	—	—	17,977
OPKO Lab	32,988	—	—	32,988
	$743,348	$(321)	$3,934	$746,961

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
The following table summarizes the preliminary purchase price allocation and the estimated fair value of the net assets acquired and liabilities assumed at the date of acquisition. The purchase price allocation for Bio-Reference is preliminary pending completion of the fair value analysis of acquired assets and liabilities:

(In thousands)	Bio-Reference
Purchase price:
Value of OPKO Common Stock issued to Bio-Reference shareholders	$947,889
Value of replacement stock options awards to holders of Bio-Reference stock options	2,259
Total purchase price	$950,148

Preliminary value of assets acquired and liabilities assumed:
Current assets
Cash and cash equivalents	$15,800
Accounts receivable	168,164
Inventory	19,674
Other current assets, principally deferred tax assets	61,135
Total current assets	264,773
Property, plant and equipment	112,457
Intangible assets:
Trade name	47,100
Customer relationships	395,200
Technology	100,600
Total intangible assets	542,900
Goodwill	440,837
Investments	5,326
Other assets	13,265
Total assets	1,379,558
Accounts payable and accrued expenses	(108,216)
Income taxes payable	(437)
Lines of credit and notes payable	(65,701)
Capital lease obligations	(18,293)
Deferred tax liability (non-current)	(236,763)
Total purchase price	$950,148
During the first quarter of 2016, we continued to finalize our purchase price allocation during the measurement period and obtained new fair value information related to certain assets acquired and liabilities assumed of Bio-Reference. As a result, in the first quarter of 2016 we adjusted the purchase price allocation by decreasing Goodwill by $0.3 million, decreasing Accrued expenses by $0.5 million and increasing Deferred tax liability (non-current) by $0.2 million. These adjustments did not have a significant impact on our first quarter results of operations or cash flows.

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
Revenue and Net loss in the Condensed Consolidated Statement of Operations for the three months ended March 31, 2016 includes revenue and net income of Bio-Reference of $251.0 million and $4.6 million, respectively.
The weighted average amortization periods for intangible assets recognized in the Bio-Reference acquisition are 5 years for trade name, 19.3 years for customer relationships, 10.2 years for technology and 13.7 years in total.
Pro forma disclosure for Bio-Reference acquisition
The pro forma information has been prepared utilizing period ends that differ by less than 93 days, as permitted by Regulation S-X. We are a registrant with a fiscal year that ends on December 31 and Bio-Reference was a registrant with a fiscal year that ended on October 31. The pro forma results for the three months ended March 31, 2015 combines the results of operations of OPKO and Bio-Reference, giving effect to the merger as if it occurred on January 1, 2014, and are based on the individual condensed consolidated statement of operations of OPKO as of March 31, 2015 and Bio-Reference as of January 31, 2015.

(In thousands)	Three months ended March 31, 2015
Revenues	$238,917
Net loss	(124,662)
Net loss attributable to common shareholders	(123,736)
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
Revenue and Net income (loss) in the Condensed Consolidated Statement of Operations for the three months ended March 31, 2016 includes revenue and net loss of EirGen of $4.5 million and $0.4 million, respectively.
Our IPR&D assets will not be amortized until the underlying development programs are completed. Upon obtaining regulatory approval, the IPR&D assets are then accounted for as finite-lived intangible assets and amortized on a straight-line basis over its estimated useful life. The weighted average amortization periods for amortizing intangible assets recognized in the EirGen acquisition are 15.8 years for customer relationships, 10.0 years for currently marketed product and 15.0 years in total.
Pro forma disclosure for EirGen acquisition
The following table includes the pro forma results for the three months ended March 31, 2015 and combines the results of operations of OPKO and EirGen as though the acquisition of EirGen had occurred on January 1, 2014.

(In thousands)	Three months ended March 31, 2015
Revenues	$32,904
Net loss	(118,915)
Net loss attributable to common shareholders	(117,990)
The pro forma financial information is presented for information purposes only. The unaudited pro forma financial information may not necessarily reflect our future results of operations or what the results of operations would have been had we owned and operated EirGen as of the beginning of the period presented.

Investments
The following table reflects the accounting method, carrying value and underlying equity in net assets of our unconsolidated investments as of March 31, 2016:

(in thousands)
Investment type	Investment Carrying Value	Underlying Equity in Net Assets
Equity method investments	$22,725	$22,106
Variable interest entity, equity method	667	—
Available for sale investments	7,205
Warrants and options	4,615
Total carrying value of investments	$35,212
Equity Method Investments
Our equity method investments consist of investments in Pharmsynthez (ownership 17%), Cocrystal Pharma, Inc. (“COCP”) (8%), Sevion Therapeutics, Inc. (“Sevion”) (3%), Non-Invasive Monitoring Systems, Inc. (1%), Neovasc (4%), STI (25%) and InCellDx, Inc. (27%). The total assets, liabilities, and net losses of our equity method investees as of and for the three months ended March 31, 2016 were $342.6 million, $(84.9) million, and $(31.3) million, respectively. We have determined that we and/or our related parties can significantly influence the success of our equity method investments through our board representation and/or voting power. Accordingly, we account for our investment in these entities under the equity method. For investments classified under the equity method of accounting, we record our proportionate share of their losses in Loss from investments in investees in our Condensed Consolidated Statement of Operations. The aggregate value of our equity method investments based on the quoted market price of their common stock and the number of shares held by us as of March 31, 2016 is $77.2 million.
Available for Sale Investments
Our available for sale investments consist of investments in RXi Pharmaceuticals Corporation (“RXi”) (ownership 3%), ChromaDex Corporation (2%), MabVax Therapeutics Holdings, Inc. (“MabVax”) (1%), ARNO Therapeutics, Inc. (“ARNO”) (4%) and Xenetic Biosciences, Inc. ("Xenetic") (6%). We have determined that our ownership, along with that of our related parties, does not provide us with significant influence over the operations of our available for sale investments. Accordingly, we account for our investment in these entities as available for sale, and we record changes in these investments as an unrealized gain or loss in Other comprehensive income (loss) each reporting period.
Sales of Investments
Gains (losses) included in earnings from sales of our investments are recorded in Other income (expense), net in our Condensed Consolidated Statement of Operations. We did not have any such activity in the three months ended March 31, 2016 and 2015. The cost of securities sold is based on the specific identification method.
Warrants and Options
In addition to our equity method investments and available for sale investments, we hold options to purchase 1.0 million additional shares of Neovasc, which are fully vested as of December 31, 2015, and 1.0 million, 0.8 million, 0.5 million, 1.8 million and 0.7 million of warrants to purchase additional shares of COCP, ARNO, Sevion, MabVax and InCellDx, Inc., respectively. We recorded the changes in the fair value of the options and warrants in Fair value changes of derivative instruments, net in our Condensed Consolidated Statements of Operations. We record the fair value of the options and warrants in Investments, net in our Condensed Consolidated Balance Sheets. See further discussion of the Company’s options and warrants in Note 8 and Note 9.
Investments in Variable Interest Entities

We have determined that we hold variable interests in Zebra Biologics, Inc. (“Zebra”). We made this determination as a result of our assessment that Zebra does not have sufficient resources to carry out its principal activities without additional financial support.
We own 1,260,000 shares of Zebra Series A-2 Preferred Stock and 900,000 shares of Zebra restricted common stock (ownership 29% at March 31, 2016). Zebra is a privately held biotechnology company focused on the discovery and development of biosuperior antibody therapeutics and complex drugs. Dr. Richard Lerner, M.D., a member of our Board of Directors, is a founder of Zebra and, along with Dr. Frost, serves as a member of Zebra’s Board of Directors.
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
Upon completion of the Arrangement, we determined that STI was not a VIE. We also determined that we do not have the power to direct the activities that most significantly impact the economic performance of STI that would require us to consolidate STI. We recorded a $15.9 million gain on the deconsolidation of SciVac in Other income (expense), net in our Condensed Consolidated Statement of Operations for the year ended December 31, 2015. The recognized gain was primarily due to the fair value of the retained interest in STI based on Levon’s cash contribution of approximately $21.2 million under the Arrangement.
Following the deconsolidation, we account for our investment in STI under the equity method as we have determined that we and/or our related parties can significantly influence STI through our voting power and board representation. STI is considered a related party as a result of our board representation in STI and executive management’s ownership interests in STI.
In October 2015, STI announced it entered into an agreement and plan of merger pursuant to which a newly-formed wholly-owned subsidiary of STI will merge with and into VBI Vaccines Inc. (“VBI”) with VBI surviving the merger as a wholly-owned subsidiary of STI, and STI will change its name to VBI Vaccines Inc. At the effective time of the merger, each share of VBI common stock will be converted into the right to receive 20.808356 common shares of STI (the “Exchange Ratio”). Upon closing of the transaction in 2016, holders of VBI’s securities will receive shares, options and warrants of STI representing approximately 46% of the fully diluted outstanding shares of the combined company. The merger was completed in May 2016. STI changed its name to VBI Vaccines Inc. and commenced trading on The NASDAQ Capital Market under the symbol “VBIV” at market open on March 9, 2016.
Other
On January 5, 2016, we completed a stock exchange agreement (the “Exchange Agreement”) with Relative Core Cyprus Limited (“Relative Core”) pursuant to which Relative Core agreed to transfer and sell to us that certain number shares of Xenetic having a fair market value of $5.0 million in exchange for that number of shares of our common stock having a fair market value of $5.0 million. We issued 494,462 shares of our common stock to Relative Core and received 10,204,082 shares of Xenetic common stock from Relative Core. The number of shares exchanged in the transaction was calculated based on the average closing sale price for our common stock on the NYSE for the ten (10) consecutive trading day period ending on the second day prior to the closing and the average closing sale price for Xenetic’s common stock on the OTC “Pink Sheet” for the ten (10) consecutive trading day period ending on the second day prior to the closing. We account for investment in Xenetic as an available for sale investment.

In March 2016, we entered into an agreement with Relative Core pursuant to which we delivered $5.0 million to Relative Core in exchange for a $5.0 million promissory note ("Relative Note") which bears interest at 10% and is due in March 2017. The Relative Note is secured by 4,000,000 shares of common stock of Xenetic and 494,462 shares of OPKO common stock. We recorded the Relative Note within Prepaid expenses and other current assets in our Condensed Consolidated Balance Sheet.

NOTE 6 DEBT
In January 2013, we entered into note purchase agreements (the “2033 Senior Notes”) with qualified institutional buyers and accredited investors (collectively the “Purchasers”) in a private placement in reliance on exemptions from registration under the Securities Act of 1933 (the “Securities Act”). The 2033 Senior Notes were issued on January 30, 2013. The 2033 Senior Notes, which totaled $175.0 million in original principal amount, bear interest at the rate of 3.00% per year, payable semiannually on February 1 and August 1 of each year. The 2033 Senior Notes will mature on February 1, 2033, unless earlier repurchased, redeemed or converted. Upon a fundamental change as defined in the Indenture, dated as of January 30, 2013, by and between the Company and Wells Fargo Bank N.A., as trustee, governing the 2033 Senior Notes (the “Indenture”), subject to certain exceptions, the holders may require us to repurchase all or any portion of their 2033 Senior Notes for cash at a repurchase price equal to 100% of the principal amount of the 2033 Senior Notes being repurchased, plus any accrued and unpaid interest to but not including the related fundamental change repurchase date.
The following table sets forth information related to the 2033 Senior Notes which is included our Condensed Consolidated Balance Sheets as of March 31, 2016:

(In thousands)	Embedded conversion option	2033 Senior Notes	Discount	Debt Issuance Cost	Total
Balance at December 31, 2015	$23,737	$32,200	$(6,525)	$(426)	$48,986
Amortization of debt discount and debt issuance costs	—	—	447	37	484
Change in fair value of embedded derivative	138	—	—	—	138
Conversion	—	—	—	—	—
Balance at March 31, 2016	$23,875	$32,200	$(6,078)	$(389)	$49,608
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
On August 30, 2013, one of the conversion rights in the 2033 Senior Notes was triggered. Holders of the 2033 Senior Notes converted $16.9 million principal amount into 2,396,145 shares of the Company’s Common Stock. In June 2014, we entered into an exchange agreement with a holder of the Company’s 2033 Senior Notes pursuant to which such holder exchanged $70.4 million in aggregate principal amount of 2033 Senior Notes for 10,974,431 shares of the Company’s Common Stock and approximately $0.8 million in cash representing accrued interest through the date of completion of the exchange. During 2015, pursuant to a conversion right or through exchange agreements we entered with certain holders of our 2033 Senior Notes, holders of our 2033 Senior Notes converted or exchanged $55.4 million in aggregate principal amount of 2033 Senior Notes for 8,118,062 shares of the Company’s Common Stock.
On April 1, 2015, we initially announced that our 2033 Senior Notes were convertible through June 2015 by holders of such notes. This conversion right was triggered because the closing price per share of our Common Stock exceeded $9.19, or 130% of the initial conversion price of $7.07, for at least 20 of 30 consecutive trading days during the applicable measurement period. We have elected to satisfy our conversion obligation under the 2033 Senior Notes in shares of our Common Stock. Our 2033 Senior Notes continued to be convertible by holders of such notes for the remainder of 2015 and the first half of 2016, and may be convertible thereafter, if one or more of the conversion conditions specified in the Indenture is satisfied during future measurement periods. Pursuant to the Indenture, a holder who elects to convert the 2033 Senior Notes will receive 141.4827 shares of our Common Stock plus such number of additional shares as is applicable on the conversion date per $1,000 principal amount of 2033 Senior Notes based on the early conversion provisions in the Indenture. See further discussion in Note 14.
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
The following table sets forth the inputs to the lattice model used to value the embedded derivative:

March 31, 2016
Stock price	$10.39
Conversion Rate	141.4827
Conversion Price	$7.07
Maturity date	February 1, 2033
Risk-free interest rate	0.85%
Estimated stock volatility	48%
Estimated credit spread	1,097 basis points

The following table sets forth the fair value of the 2033 Senior Notes with and without the embedded derivatives, and the fair value of the embedded derivatives at March 31, 2016. At March 31, 2016 the principal amount of the 2033 Senior Notes was $32.2 million:

(In thousands)	March 31, 2016
Fair value of 2033 Senior Notes:
With the embedded derivatives	$49,612
Without the embedded derivatives	$25,737
Estimated fair value of the embedded derivatives	$23,875

Changes in certain inputs into the lattice model can have a significant impact on changes in the estimated fair value of the embedded derivatives. For example, a decrease in our estimated credit spread results in an increase in the estimated value of the embedded derivatives. Conversely, a decrease in the price of our Common Stock results in a decrease in the estimated fair value of the embedded derivatives. For the three months ended March 31, 2016, we observed an increase in the market price of our Common Stock which primarily resulted in a $0.1 million increase in the estimated fair value of our embedded derivatives recorded in Fair value changes of derivative instruments, net in our Condensed Consolidated Statements of Operations.

On November 5, 2015, Bio-Reference and certain of its subsidiaries entered into a credit agreement with JPMorgan Chase Bank, N.A. (“CB”), as lender and administrative agent (the “Credit Agreement”), which replaced Bio-Reference’s existing credit facility with PNC Bank, National Association (“PNC”). The Credit Agreement provides for a $175.0 million secured revolving credit facility and includes a $20.0 million sub-facility for swingline loans and a $20.0 million sub-facility for the issuance of letters of credit. Bio-Reference may increase the credit facility to up to $275.0 million on a secured basis, subject to the satisfaction of specified conditions. The Credit Agreement matures on November 5, 2020 and is guaranteed by all of Bio-Reference’s domestic subsidiaries. The Credit Agreement is also secured by substantially all assets of Bio-Reference and its domestic subsidiaries, as well as a non-recourse pledge by us of our equity interest in Bio-Reference. Availability under the Credit Agreement is based on a borrowing base comprised of eligible accounts receivables of Bio-Reference and certain of its subsidiaries, as specified therein. The proceeds of the new credit facility were used to refinance existing indebtedness, including amounts outstanding under the previous credit facility with PNC which was terminated in 2015 in accordance with its terms, to finance working capital needs and for general corporate purposes of Bio-Reference and its subsidiaries. Principal under the Credit Agreement is due upon maturity on November 5, 2020.

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

The Credit Agreement contains customary covenants and restrictions, including, without limitation, covenants that require Bio-Reference and its subsidiaries to maintain a minimum fixed charge coverage ratio if availability under the new credit facility falls below a specified amount and to comply with laws, and restrictions on the ability of Bio-Reference and its subsidiaries to incur additional indebtedness or to pay dividends and make certain other distributions to the Company, subject to certain exceptions as specified therein. Failure to comply with these covenants would constitute an event of default under the Credit Agreement, notwithstanding the ability of Bio-Reference to meet its debt service obligations. The Credit Agreement also includes various customary remedies for the lenders following an event of default, including the acceleration of repayment of outstanding amounts under the Credit Agreement and execution upon the collateral securing obligations under the Credit Agreement. Substantially all the assets of Bio-Reference and its subsidiaries are restricted from sale, transfer, lease, disposal or distributions to the Company, subject to certain exceptions. Bio-Reference and its subsidiaries net assets as of March 31, 2016 was approximately $1.0 billion, which includes goodwill of $440.8 million and intangible assets of $518.4 million.

In addition to the Credit Agreement with CB, we have line of credit agreements with nine other financial institutions as of March 31, 2016 and ten other financial institutions as of December 31, 2015 in United States, Chile and Spain. These lines of credit are used primarily as a source of working capital for inventory purchases.
The following table summarizes the amounts outstanding under the Bio Reference, Chilean and Spanish lines of credit:

(Dollars in thousands)			Balance Outstanding
Lender	Interest rate on borrowings at March 31, 2016	Credit line capacity	March 31, 2016	December 31, 2015
JPMorgan Chase	3.50%	$175,000	$72,343	$72,107
Itau Bank	5.50%	1,200	538	282
Bank of Chile	6.60%	2,500	1,853	2,313
BICE Bank	5.50%	2,000	1,566	1,502
BBVA Bank	5.50%	2,300	1,967	1,825
Security Bank	N/A	N/A	—	145
Estado Bank	5.50%	2,400	1,613	2,210
Santander Bank	5.50%	2,000	1,626	1,345
Scotiabank	5.00%	1,300	1,114	939
Corpbanca	5.00%	500	160	—
Banco Bilbao Vizcaya	2.90%	284	—	—
Total		$189,484	$82,780	$82,668
At March 31, 2016 and December 31, 2015, the weighted average interest rate on our lines of credit was approximately 4.6% and 4.3%, respectively.
At March 31, 2016 and December 31, 2015, we had notes payable and other debt (excluding the 2033 Senior Notes, the Credit Agreement and amounts outstanding under lines of credit) as follows:

(In thousands)	March 31, 2016	December 31, 2015
Current portion of notes payable	$1,017	$1,054
Other long-term liabilities	3,986	1,963
Total	$5,003	$3,017
The notes and other debt mature at various dates ranging from 2015 through 2024 bearing variable interest rates from 2.7% up to 6.3%. The weighted average interest rate on the notes and other debt at March 31, 2016 and December 31, 2015, was 3.4% and 4.3%, respectively. The notes payable are secured by our office space in Barcelona.

NOTE 7 ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
For the three months ended March 31, 2016, changes in Accumulated other comprehensive income (loss), net of tax, were as follows:

(In thousands)	Foreign currency	Unrealized gain (loss) in Accumulated OCI	Total
Balance at December 31, 2015	$(21,791)	$(746)	$(22,537)
Other comprehensive income before reclassifications	6,943	(1,516)	5,427
Balance at March 31, 2016	$(14,848)	$(2,262)	$(17,110)

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
A summary of our investments classified as available for sale and carried at fair value, is as follows:

	As of March 31, 2016
(In thousands)	Amortized Cost	Gross unrealized gains in Accumulated OCI	Gross unrealized losses in Accumulated OCI	Fair value
Common stock investments, available for sale	$8,084	$1,283	$(2,162)	$7,205
Total assets	$8,084	$1,283	$(2,162)	$7,205

	As of December 31, 2015
(In thousands)	Amortized Cost	Gross unrealized gains in Accumulated OCI	Gross unrealized losses in Accumulated OCI	Fair value
Common stock investments, available for sale	$2,978	$904	$(267)	$3,615
Total assets	$2,978	$904	$(267)	$3,615
Any future fluctuation in fair value related to our available for sale investments that is judged to be temporary, and any recoveries of previous write-downs, will be recorded in Accumulated other comprehensive income or loss. If we determine that any future valuation adjustment was other-than-temporary, we will record a loss during the period such determination is made.
As of March 31, 2016, we have money market funds that qualify as cash equivalents, forward foreign currency exchange contracts for inventory purchases (Refer to Note 9) and contingent consideration related to the acquisitions of CURNA, OPKO Diagnostics, OPKO Health Europe, and OPKO Renal that are required to be measured at fair value on a recurring basis. In addition, in connection with our investment and our consulting agreement with Neovasc, we record the related Neovasc options at fair value as well as the warrants from COCP, ARNO, Sevion and MabVax.
Our financial assets and liabilities measured at fair value on a recurring basis are as follows:

	Fair value measurements as of March 31, 2016
(In thousands)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Assets:
Money market funds	$62,412	$—	$—	$62,412
Common stock investments, available for sale	7,205	—	—	7,205
Common stock options/warrants	—	4,615	—	4,615
Total assets	$69,617	$4,615	$—	$74,232
Liabilities:
Embedded conversion option	$—	$—	$23,875	$23,875
Forward Contracts	—	296	—	296
Contingent Consideration	—	—	55,882	55,882
Total liabilities	$—	$296	$79,757	$80,053

	Fair value measurements as of December 31, 2015
(In thousands)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Assets:
Money market funds	$84,421	$—	$—	$84,421
Common stock investments, available for sale	3,615	—	—	3,615
Common stock options/warrants	—	5,338	—	5,338
Forward contracts	—	9	—	9
Total assets	$88,036	$5,347	$—	$93,383
Liabilities:
Embedded conversion option	$—	$—	$23,737	$23,737
Contingent consideration	—	—	54,422	54,422
Total liabilities	$—	$—	$78,159	$78,159
The carrying amount and estimated fair value of our 2033 Senior Notes without the embedded conversion option, as well as the applicable fair value hierarchy tiers, are contained in the table below. The fair value of the 2033 Senior Notes is determined using a binomial lattice approach in order to estimate the fair value of the embedded derivative in the 2033 Senior Notes. Refer to Note 6.

	March 31, 2016
(In thousands)	Carrying Value	Total Fair Value	Level 1	Level 2	Level 3
2033 Senior Notes	$26,122	$25,737	$—	$—	$25,737
There have been no transfers between Level 1 and Level 2 and no transfers to or from Level 3 of the fair value hierarchy.
As of March 31, 2016 and December 31, 2015, the carrying value of our other assets and liabilities approximates their fair value due to their short-term nature or variable rate of interest.
The following table reconciles the beginning and ending balances of our Level 3 assets and liabilities as of March 31, 2016:

	March 31, 2016
(In thousands)	Contingent consideration	Embedded conversion option
Balance at December 31, 2015	$54,422	$23,737
Total losses for the period:
Included in results of operations	1,753	138
Foreign currency impact	20	—
Payments	(313)	—
Conversion	—	—
Balance at March 31, 2016	$55,882	$23,875
The estimated fair values of our financial instruments have been determined by using available market information and what we believe to be appropriate valuation methodologies. We use the following methods and assumptions in estimating fair value:
Contingent consideration – We estimate the fair value of the contingent consideration utilizing a discounted cash flow model for the expected payments based on estimated timing and expected revenues. We use several discount rates depending on each type of contingent consideration related to OPKO Diagnostics, CURNA, OPKO Health Europe and OPKO Renal transactions. If estimated future sales were to decrease by 10%, the contingent consideration related to OPKO Renal, which represents the majority of our contingent consideration liability, would decrease by $1.9 million. As of March 31, 2016, of the

$55.9 million of contingent consideration, $21.2 million is recorded in Accrued expenses and $34.7 million is recorded in Other long-term liabilities. As of December 31, 2015, of the $54.4 million of contingent consideration, $22.2 million is recorded in Accrued expenses and $32.3 million is recorded in Other long-term liabilities.
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

NOTE 9 DERIVATIVE CONTRACTS
The following table summarizes the fair values and the presentation of our derivative financial instruments in the Condensed Consolidated Balance Sheets:

(In thousands)	Balance Sheet Component	March 31, 2016	December 31, 2015
Derivative financial instruments:
Common Stock options/warrants	Investments, net	$4,615	$5,338
Embedded conversion option	2033 Senior Notes, net of discount and estimated fair value of embedded derivatives	$23,875	$23,737
Forward contracts	Unrealized gains on forward contracts are recorded in Prepaid expenses and other current assets. Unrealized losses on forward contracts are recorded in Accrued expenses.	$(296)	$9
We enter into foreign currency forward exchange contracts to cover the risk of exposure to exchange rate differences arising from inventory purchases on letters of credit. Under these forward contracts, for any rate above or below the fixed rate, we receive or pay the difference between the spot rate and the fixed rate for the given amount at the settlement date.
To qualify the derivative instrument as a hedge, we are required to meet strict hedge effectiveness and contemporaneous documentation requirements at the initiation of the hedge and assess the hedge effectiveness on an ongoing basis over the life of the hedge. At March 31, 2016 and December 31, 2015, our derivative financial instruments do not meet the documentation requirements to be designated as hedges. Accordingly, we recognize the changes in Fair value of derivative instruments, net in our Condensed Consolidated Statements of Operations. The following table summarizes the losses and gains recorded for the three months ended March 31, 2016 and 2015:

	Three months ended March 31,
(In thousands)	2016	2015
Derivative gain (loss):
Common Stock options/warrants	$(986)	$3,871
2033 Senior Notes	(138)	(53,730)
Forward contracts	(299)	71
Total	$(1,423)	$(49,788)
NOTE 10 RELATED PARTY TRANSACTIONS
We hold investments in Zebra (ownership 29%), Sevion (3%), Neovasc (4%), ChromaDex Corporation (2%), MabVax (1%), COCP (8%) and ARNO (4%). These investments were considered related party transactions as a result of our executive management’s ownership interests and/or board representation in these entities. See further discussion of our investments in Note 5. In July 2015, we made an additional $0.5 million investment in a private placement transaction with Sevion pursuant to which we acquired 66,667 shares of Series C Convertible Preferred Stock convertible into 666,667 shares of common stock and warrants to purchase 333,333 shares of common stock. In October 2015, we made an additional $0.4 million investment in MabVax pursuant to which we acquired 340,909 shares of common stock at $1.10 and 170,454 warrants to purchase shares of common stock. In November 2015, we made an additional $1.0 million investment in Zebra pursuant to which we acquired

420,000 shares of Series A-2 Preferred Stock. In January 2016, we invested an additional $0.3 million in ARNO for 714,285 shares of its common stock.
We lease office space from Frost Real Estate Holdings, LLC (“Frost Holdings”) in Miami, Florida, where our principal executive offices are located. Effective May 28, 2015, we entered into an amendment to our lease agreement with Frost Holdings. The lease, as amended, is for approximately 25,000 square feet of space. The lease provides for payments of approximately $66 thousand per month in the first year increasing annually to $75 thousand per month in the fifth year, plus applicable sales tax. The rent is inclusive of operating expenses, property taxes and parking. The rent was reduced by $0.2 million for the cost of tenant improvements.
Our wholly-owned subsidiary, Bio-Reference purchases and uses certain products acquired from InCellDx, Inc., a company in which we hold a 27% minority interest.
We reimburse Dr. Frost for Company-related use by Dr. Frost and our other executives of an airplane owned by a company that is beneficially owned by Dr. Frost. We reimburse Dr. Frost for out-of-pocket operating costs for the use of the airplane by Dr. Frost or Company executives for Company-related business. We do not reimburse Dr. Frost for personal use of the airplane by Dr. Frost or any other executive. For the three months ended March 31, 2016 and 2015, we recognized approximately $58 thousand and $126 thousand, respectively, for Company-related travel by Dr. Frost and other OPKO executives.
NOTE 11 COMMITMENTS AND CONTINGENCIES
In connection with our acquisitions of CURNA, OPKO Diagnostics, OPKO Health Europe, and OPKO Renal, we agreed to pay future consideration to the sellers upon the achievement of certain events. As a result, as of March 31, 2016, we recorded $55.9 million as contingent consideration, with $21.2 million recorded within Accrued expenses and $34.7 million recorded within Other long-term liabilities in the accompanying Condensed Consolidated Balance Sheets. Refer to Note 4.
On or around October 21, 2014, we received a Civil Investigative Demand (“Demand”) from the U.S. Attorney’s Office for the Middle District of Tennessee (“Attorney’s Office”). The Demand concerns an investigation of allegations that the Company or one of its affiliated entities or other parties submitted false claims for payment related to services provided to government healthcare program beneficiaries in violation of the False Claims Act, 31 U.S.C. Section 3729. We have fully cooperated with the investigation and are working to settle the matter with the Attorney's Office and the former owner of the Company's laboratory in business in Nashville. We do not expect it to have a financial impact on the Company.
Following the announcement of entry into an agreement and plan of merger with Bio-Reference, four putative class action complaints challenging the merger were filed in the Superior Court of New Jersey in Bergen County (the “Court”). In September 2015, the parties executed a stipulation and agreement of compromise, settlement and release resolving all matters between them.  In January 2016, the Court entered an order finally approving the settlement. The settlement did not have a material impact on our business, financial condition, results of operations or cash flows.
Under a license agreement one of our subsidiaries has with Washington University in St. Louis, we are obligated to pay Washington University a single digit percentage of any sublicensing payment we receive in connection with a sublicense of our rights to Washington University patents subject to certain exceptions.  In connection with the Pfizer Transaction, we sublicensed to Pfizer the sole remaining patent licensed to us by Washington University and paid to Washington University the sublicensing payment we believe is due under the license agreement.  Washington University disagreed with the computation of the sublicense payment and notified us that it would like to review additional information relating to the sublicense and the Pfizer Transaction to determine whether additional amounts are owed to it. In May 2016, the parties entered into a settlement agreement resolving the matter. The settlement did not have a material impact on our business, financial condition, results of operations or cash flows.
We accrue a liability for legal contingencies when we believe that it is both probable that a liability has been incurred and that we can reasonably estimate the amount of the loss. We review these accruals and adjust them to reflect ongoing negotiations, settlements, rulings, advice of legal counsel and other relevant information. To the extent new information is obtained and our views on the probable outcomes of claims, suits, assessments, investigations or legal proceedings change, changes in our accrued liabilities would be recorded in the period in which such determination is made. For the matters referenced in the paragraphs below, the amount of liability is not probable or the amount cannot be reasonably estimated; and, therefore, accruals have not been made. In addition, in accordance with the relevant authoritative guidance, for matters which the likelihood of material loss is at least reasonably possible, we provide disclosure of the possible loss or range of loss; however, if a reasonable estimate cannot be made, we will provide disclosure to that effect.

From time to time, we may receive inquiries, document requests, or subpoenas from the Department of Justice, the Office of Inspector General of the Department of Health and Human Services, the Centers for Medicare and Medicaid Services, various payors and fiscal intermediaries, and other state and federal regulators regarding investigations, audits and reviews. In addition to the matters discussed in this note, we are currently responding to subpoenas or document requests for various matters relating to our laboratory operations.  In addition, we are subject to other claims and lawsuits arising in the ordinary course of our business. Some pending or threatened proceedings against us may involve potentially substantial amounts as well as the possibility of civil, criminal, or administrative fines, penalties, or other sanctions, which could be material.  Settlements of suits involving the types of issues that we routinely confront may require monetary payments as well as corporate integrity agreements.  Additionally, qui tam or "whistleblower" actions initiated under the civil False Claims Act may be pending but placed under seal by the court to comply with the False Claims Act's requirements for filing such suits.  Also, from time to time, we may detect issues of non-compliance with federal healthcare laws pertaining to claims submission and reimbursement practices and/or financial relationships with physicians, among other things.  We may avail ourselves of various mechanisms to address these issues, including participation in voluntary disclosure protocols.  Participating in voluntary disclosure protocols can have the potential for significant settlement obligations or even enforcement action.  The Company generally has cooperated, and intends to continue to cooperate, with appropriate regulatory authorities as and when investigations, audits and inquiries arise.
We are a party to other litigation in the ordinary course of business. We do not believe that any such litigation will have a material adverse effect on our business, financial condition, results of operations or cash flows.
We expect to continue to incur substantial research and development expenses, including expenses related to the hiring of personnel and additional clinical trials. We expect that selling, general and administrative expenses will also increase as we expand our sales, marketing and administrative staff and add infrastructure. We do not anticipate that we will generate revenue from the sale of proprietary pharmaceutical products or certain of our diagnostic products for some time and we have generated only limited revenue from our pharmaceutical operations in Chile, Mexico, Israel, Spain, and Ireland, and from sale of the 4Kscore test. If we acquire additional assets or companies, accelerate our product development programs or initiate additional clinical trials, we will need additional funds. If we are not able to secure additional funding when needed, we may have to delay, reduce the scope of, or eliminate one or more of our clinical trials or research and development programs or possible acquisitions.
We have employment agreements with certain executives of Bio-Reference which provide for compensation and certain other benefits and for severance payments under certain circumstances. During the three months ended March 31, 2016, we recognized $17.2 million of severance costs pursuant to these employment agreements as a component of Selling, general and administrative expense.
At March 31, 2016, we were committed to make future purchases for inventory and other items in 2016 that occur in the ordinary course of business under various purchase arrangements with fixed purchase provisions aggregating $27.1 million.
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
We are recognizing the non-refundable $295.0 million upfront payments on a straight-line basis over the performance period. We recognized $17.7 million of revenue related to the Pfizer Transaction in Revenue from transfer of intellectual property in our Condensed Consolidated Statement of Operations during the three months ended March 31, 2016, and had deferred revenue related to the Pfizer Transaction of $211.8 million at March 31, 2016. As of March 31, 2016, $70.6 million of deferred revenue related to the Pfizer Transaction was classified in Accrued expenses and $141.2 million was classified in Other long-term liabilities in our Condensed Consolidated Balance Sheet.
The Pfizer Transaction includes milestone payments totaling $275.0 million upon the achievement of certain milestones. The milestones range from $20.0 million to $90.0 million each and are based on achievement of regulatory approval in the U.S. and regulatory approval and price approval in other major markets. We evaluated each of these milestone payments and believe that all of the milestones are substantive as (i) there is substantive uncertainty at the close of the Pfizer Transaction that the milestones would be achieved as approval from a regulatory authority must be received to achieve the milestones which would be commensurate with the enhancement of value of the underlying intellectual property, (ii) the milestones relate solely to past performance and (iii) the amount of the milestone is reasonable in relation to the effort expended and the risk associated with the achievement of the milestone. The milestone payments will be recognized as revenue in full in the period in which the associated milestone is achieved, assuming all other revenue recognition criteria are met. To date, no revenue has been recognized related to the achievement of the milestones.
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
TESARO
In November 2009, we entered into an asset purchase agreement (the “NK-1 Agreement”) under which we acquired VARUBI™ (rolapitant) and other neurokinin-1 (“NK-1”) assets from Merck. In December 2010, we entered into an exclusive license agreement with TESARO, in which we out-licensed the development, manufacture, commercialization and distribution of our lead NK-1 candidate, VARUBI™ (the “TESARO License”). Under the terms of the license, we received a $6.0 million upfront payment from TESARO and are eligible to receive milestone payments of up to $30 million upon achievement of certain regulatory and commercial sale milestones (of which $20 million has been received to date) and additional commercial milestone payments of up to $85 million if specified levels of annual net sales are achieved. During the three months ended March 31, 2016 and 2015, no revenue has been recognized related to the achievement of the milestones under the TESARO License. TESARO is also obligated to pay us tiered royalties on annual net sales achieved in the United States and Europe at percentage rates that range from the low double digits to the low twenties, and outside of the United States and Europe at low double-digit percentage rates. TESARO assumed responsibility for clinical development and commercialization of licensed products at its expense. Under the Agreement, we will continue to receive royalties on a country-by-country and product-by-product basis until the later of the date that all of the patent rights licensed from us and covering VARUBI™ expire, are invalidated or are not enforceable and 12 years from the first commercial sale of the product.
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
TESARO’s New Drug Application (“NDA”) for approval of oral VARUBI™, a neurokinin-1 receptor antagonist in development for the prevention of chemotherapy-induced nausea and vomiting, was approved by the U.S. FDA in September 2015, and in November 2015, TESARO announced the commercial launch of VARUBI™ in the United States. Under the terms of the NK-1 Agreement, upon approval by the FDA of the TESARO’s NDA for oral VARUBI™, we were required to pay Merck a $5.0 million milestone payment. In addition, $5.0 million will be due and payable each year thereafter for the next four (4) years on the anniversary date of the NDA approval. We recognized the present value of the milestone payments on FDA approval of $23.0 million as an intangible asset which will be amortized to expense over the expected useful life of the asset, which is approximately 13 years. The present value of the future payments to Merck of $18.5 million at March 31, 2016 is recorded as a liability in our Condensed Consolidated Balance Sheet with $4.9 million in Accrued expenses and $13.6 million in Other long-term liabilities.
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

Information regarding our operations and assets for our operating segments and the unallocated corporate operations as well as geographic information are as follows:

	For the three months ended March 31,
(In thousands)	2016	2015
Revenue from services:
Pharmaceutical	$—	$—
Diagnostics	252,522	2,009
Corporate	—	60
	$252,522	$2,069
Product revenues:
Pharmaceutical	$19,899	$15,486
Diagnostics	—	—
Corporate	—	—
	$19,899	$15,486
Revenue from transfer of intellectual property:
Pharmaceutical	$18,616	$12,529
Diagnostics	—	—
Corporate	—	—
	$18,616	$12,529
Operating (loss) income:
Pharmaceutical	$(1,330)	$(37,924)
Diagnostics	(2,355)	(8,477)
Corporate	(23,833)	(9,979)
Less: Operating loss attributable to noncontrolling interests	—	(534)
	$(27,518)	$(56,914)
Depreciation and amortization:
Pharmaceutical	$2,861	$1,756
Diagnostics	19,320	1,747
Corporate	18	22
	$22,199	$3,525
Net loss from investment in investees:
Pharmaceutical	$(2,050)	$(1,761)
Diagnostics	(295)	—
Corporate	—	—
	$(2,345)	$(1,761)
Revenues:
United States	$252,438	$2,493
Ireland	22,144	12,104
Chile	6,983	6,452
Spain	4,023	3,937
Israel	4,743	4,213
Mexico	706	885
	$291,037	$30,084

(In thousands)	March 31, 2016	December 31, 2015
Assets:
Pharmaceutical	$1,246,467	$1,234,752
Diagnostics	1,435,297	1,421,034
Corporate	111,442	143,402
	$2,793,206	$2,799,188
Goodwill:
Pharmaceutical	$255,159	$251,225
Diagnostics	491,802	492,123
Corporate	—	—
	$746,961	$743,348

During the three months ended March 31, 2016 and 2015, revenue recognized under the Pfizer Transaction represented 6% and 42% of our total revenue. Refer to Note 12. As of March 31, 2016 and December 31, 2015, one customer represented more than 10% of our accounts receivable balance.
NOTE 14 SUBSEQUENT EVENTS
On April 6, 2016, we announced that our 2033 Senior Notes continue to be convertible by holders of such notes. We have elected to satisfy our conversion obligation under the 2033 Senior Notes in shares of our Common Stock. This conversion right has been triggered because the closing price per share of our Common Stock has exceeded $9.19, or 130% of the initial conversion price of $7.07, for at least 20 of 30 consecutive trading days during the period ending on March 31, 2016. The conversion right was previously triggered during the quarters ended March 31, 2015, June 30, 2015, September 30, 2015 and December 31, 2015. The 2033 Senior Notes will continue to be convertible until June 30, 2016, and may be convertible thereafter, if one or more of the conversion conditions specified in the Indenture is satisfied during future measurement periods. Pursuant to the Indenture, a holder who elects to convert the 2033 Senior Notes will receive 141.4827 shares of our Common Stock plus such number of additional shares as is applicable on the conversion date per $1,000 principal amount of 2033 Senior Notes based on the early conversion provisions in the Indenture.
In May 2016, EirGen, our wholly-owned subsidiary, and Vifor Fresenius Medical Care Pharma Ltd (“VFMCRP”), entered into a Development and License Agreement (the “Agreement”) for the development and marketing of Rayaldee (the “Product”) worldwide, except for (i) the United States, (ii) any country in Central America or South America (excluding Mexico), (iii) Russia, (iv) China, (v) Japan, (vi) Ukraine, (vii) Belorussia, (viii) Azerbaijan, (ix) Kazakhstan, and (x) Taiwan (the “Territory”). The license to VFMCRP potentially covers all therapeutic and prophylactic uses of the Product in humans (the “Field”), provided that initially the license is for the use of the Product for the treatment or prevention of secondary hyperparathyroidism related to patients with stage 3 or 4 chronic kidney disease and vitamin D insufficiency/deficiency (the “Initial Indication”).
Under the terms of the Agreement, EirGen granted to VFMCRP an exclusive license in the Territory in the Field to use certain EirGen patents and technology to make, have made, use, sell, offer for sale, and import Products and to develop, commercialize, have commercialized, and otherwise exploit the Product. EirGen will receive an initial payment of $50 million within ten (10) business days after the effective date of the Agreement. EirGen is also eligible to receive up to an additional aggregate amount of $232 million upon the achievement of certain regulatory and sales-based milestones and will receive tiered, double digit royalty payments upon the commencement of sales of the Product within the Territory and in the Field.
As part of the arrangement, the companies will share responsibility for the conduct of trials specified within an agreed-upon development plan, with each company leading certain activities within the plan. EirGen will lead the manufacturing activities within and outside the Territory and the commercialization activities outside the Territory and outside the Field in the Territory and VFMCRP will lead the commercialization activities in the Territory and the Field. For the initial development plan agreed to by the companies, the companies have agreed to certain cost sharing arrangements. VFMCRP will be responsible for all other development costs that VFMCRP considers necessary to develop the Product for the use of the Product for the Initial Indication in the Territory in the Field except as otherwise provided in the Agreement.
The Agreement will remain in effect with respect to the Product in each country of the Territory, on a country by country basis, until the date on which VFMCRP shall have no further payment obligations to EirGen under the terms of the Agreement, unless earlier terminated pursuant to the Agreement. VFMCRP’s royalty obligations expire on a country-by-country and product-by-product basis on the later of (i) expiration of the last to expire valid claim covering the Product sold in such country, (ii) expiration of all regulatory and data exclusivity applicable to the Product in the country of sale, and (c) ten (10) years after the Product first commercial sale in such country. In addition to termination rights for material breach and bankruptcy, VFMCRP is permitted to terminate the Agreement in its entirety, or with respect to one or more countries in the Territory, after a specified notice period provided that VFMCRP shall not have the right to terminate the Agreement with respect to certain major countries without terminating the entire Agreement. If the Agreement is terminated by EirGen or VFMCRP, provision has been made for transition of product and product responsibilities to EirGen.
In connection with the Agreement, the parties entered into a letter agreement (the “Letter Agreement”) pursuant to which EirGen granted to VFMCRP an exclusive option (the “Option”) to acquire an exclusive license under certain EirGen patents and technology to use, import, offer for sale, sell, distribute and commercialize Product in the United States solely for treatment of secondary hyperparathyroidism in dialysis patients with chronic kidney disease patients and vitamin D insufficiency (the “Dialysis Indication”). Upon exercise of the Option, VFMCRP will reimburse EirGen for all of the development costs incurred by EirGen with respect to the Product for the Dialysis Indication in the United States. VFMCRP would also pay EirGen up to an additional aggregate amount of $555 million upon the achievement of certain milestones and would be obligated to pay certain double digit royalties on VFMCRP's sales in the United States for the Dialysis Indication.
The Option is exercisable until the earlier of (i) the date that EirGen submits a new drug application or supplemental new drug application or their then equivalents to the U.S. Food and Drug Administration for the Product for the Dialysis Indication in the United States, (ii) the parties mutually agree to discontinue development of Product for the Dialysis Indication, or (iii) VFMCRP provides notice to OPKO that it has elected not to exercise the Option.
OPKO has guaranteed the performance of certain of EirGen’s obligations under the Agreement and the Letter Agreement.
We have reviewed all subsequent events and transactions that occurred after the date of our March 31, 2016 Condensed Consolidated Balance Sheet date, through the time of filing this Quarterly Report on Form 10-Q.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
OVERVIEW
You should read this discussion together with the Condensed Consolidated Financial Statements, related Notes, and other financial information included elsewhere in this report and in our Annual Report on Form 10-K for the year ended December 31, 2015 (the “Form 10-K”). The following discussion contains assumptions, estimates and other forward-looking statements that involve a number of risks and uncertainties, including those discussed under “Risk Factors,” in Part II, Item 1A of our Form 10-K for the year ended December 31, 2015, and described from time to time in our other reports filed with the Securities and Exchange Commission. These risks could cause our actual results to differ materially from those anticipated in these forward-looking statements.
We are a diversified healthcare company that seeks to establish industry-leading positions in large and rapidly growing medical markets. Our diagnostics business includes Bio-Reference Laboratories, the nation’s third-largest clinical laboratory with a core genetic testing business and a 420-person salesforce to drive growth and leverage new products, including the 4Kscore prostate cancer test and the Claros1 in-office immunoassay platform. Our pharmaceutical operations feature Rayaldee, a treatment for secondary hyperparathyroidism (“SHPT”) in patients with stage 3 or 4 chronic kidney disease (“CKD”) and vitamin D insufficiency and VARUBI™ for chemotherapy-induced nausea and vomiting (oral formulation launched by partner TESARO in November 2015 and IV formulation in Phase 3). Our pharmaceutical business includes OPKO Biologics, which features hGH-CTP, a once-weekly human growth hormone injection (in Phase 3 and partnered with Pfizer), a once-daily Factor VIIa drug for hemophilia (Phase 2a), and long-acting oxyntomodulin (“OXM”) for diabetes and obesity (Phase 1).
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
RECENT DEVELOPMENTS
In March 2016, the FDA issued a complete response letter (CRL) to our NDA for Rayaldee as a treatment for SHPT in patients with stage 3 or 4 CKD and vitamin D insufficiency. The FDA indicated in the CRL that observations of deficiencies at our third-party contract manufacturer were issued on March 25, 2016 as a result of an FDA field inspection initiated on March 14, 2016. The observations were not specific to Rayaldee manufacturing. The CRL did not cite any safety, efficacy or labeling issues with regard to Rayaldee, nor did it request any additional studies to be conducted prior to FDA approval. Our third-party contract manufacturer has committed to respond promptly to the FDA’s observations to ensure early resolution. In the CRL, the FDA has re-confirmed the acceptance of the proprietary name Rayaldee. The FDA also reached agreement with us for an approvable package insert and all container labeling.
We subsequently resubmitted the NDA, and the FDA accepted our resubmission for Rayaldee on April 22, 2016. The new Prescription Drug User Fee Act (PDUFA) date will be October 22, 2016.
In May 2016, EirGen, our wholly-owned subsidiary, and VFMCRP, entered into the Agreement for the development and marketing of Rayaldee worldwide, except for (i) the United States, (ii) any country in Central America or South America (excluding Mexico), (iii) Russia, (iv) China, (v) Japan, (vi) Ukraine, (vii) Belorussia, (viii) Azerbaijan, (ix) Kazakhstan, and (x) Taiwan. The license to VFMCRP potentially covers all therapeutic and prophylactic uses of Rayaldee in humans, provided that initially the license is for the use of the Rayaldee for the treatment or prevention of secondary hyperparathyroidism related to patients with stage 3 or 4 chronic kidney disease and vitamin D insufficiency/deficiency. In connection with the the license, OPKO also granted VFMCRP an option to acquire rights to the US market for treatment of dialysis patients.

RESULTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015
Revenues. Revenues for the three months ended March 31, 2016 increased $261.0 million compared to the prior year period. Our acquisition of Bio-Reference in August 2015 accounted for $251.0 million of the quarter-over-quarter revenue growth. Revenues for the three months ended March 31, 2016 and 2015 were as follows:

Revenues	For the three months ended March 31,
(In thousands)	2016	2015	Change
Revenue from services	$252,522	$2,069	$250,453
Revenue from products	19,899	15,486	4,413
Revenue from transfer of intellectual property and other	18,616	12,529	6,087
Total revenues	$291,037	$30,084	$260,953
The increase in Revenue from services is attributable to the acquisition of Bio-Reference in August 2015. The increase in Revenue from products principally reflects $3.5 million of revenue from EirGen, which we acquired in May 2015. Revenue from transfer of intellectual property principally reflects $17.7 million and $12.5 million of revenue from the transfer of intellectual property related to the Pfizer Transaction for the three months ended March 31, 2016 and 2015, respectively. We are recognizing the non-refundable $295.0 million upfront payments received in the Pfizer Transaction on a straight-line basis over the expected performance period. The performance period is expected to continue through 2019, when we anticipate completing the various research and development services that are specified in the Pfizer Transaction.
Costs of revenue. Cost of revenue for the three months ended March 31, 2016 increased $137.2 million compared to the prior year period. Our acquisition of Bio-Reference in August 2015 accounted for $135.0 million of the quarter-over-quarter cost of revenue growth. Costs of revenue for the three months ended March 31, 2016 and 2015 were as follows:

Cost of Revenue	For the three months ended March 31,
(In thousands)	2016	2015	Change
Cost of service revenue	$137,597	$2,259	$135,338
Cost of product revenue	9,939	8,061	1,878
Total cost of revenue	$147,536	$10,320	$137,216
The increase in cost of service revenue is attributable to the acquisition of Bio-Reference in August 2015. The increase in cost of product revenue principally reflects cost of revenue of $2.4 million from EirGen, which we acquired in May 2015, and was partially offset by the deconsolidation of SciVac Therapeutics Inc. (“STI”) in July 2015.
Selling, general and administrative expenses. Selling, general and administrative expenses for the three months ended March 31, 2016 and 2015, were $128.0 million and $17.4 million, respectively. The increase in selling, general and administrative expenses for the three months ended March 31, 2016 was primarily due to the acquisitions of Bio-Reference and EirGen in 2015, which recognized $99.8 million and $0.7 million of selling, general and administrative expenses in 2016, respectively. Included in selling, general and administrative expenses for the three months ended March 31, 2016 are $17.2 million of severance costs for certain Bio-Reference executives. The severance costs of $17.2 million includes $8.9 million of expense related to the acceleration of stock option vesting for these executives.
Selling, general and administrative expenses during the three months ended March 31, 2016 and 2015, include equity-based compensation expense of $15.1 million and $3.8 million, respectively. The increase in equity-based compensation expense is due to additional options grants made in 2015 and 2016 and $8.9 million of expense related to the acceleration of stock option vesting for certain Bio-Reference executives.
Research and development expenses. Research and development expenses for the three months ended March 31, 2016 and 2015, were $27.8 million and $25.5 million, respectively. Research and development costs include external and internal expenses, partially offset by third-party grants and funding arising from collaboration agreements. External expenses include clinical and non-clinical activities performed by contract research organizations, lab services, purchases of drug and diagnostic product materials and manufacturing development costs. We track external research and development expenses by individual program for phase 3 clinical trials for drug approval and PMA’s (pre-market approval) for diagnostics tests, if any. Internal expenses include employee-related expenses including salaries, benefits and stock-based compensation expense. Other internal research and development expenses are incurred to support overall research and development activities and include expenses related to general overhead and facilities.
The following table summarizes the components of our research and development expenses:

Research and Development Expenses	For the three months ended March 31,
	2016	2015
External expenses:
Phase 3 clinical trials	$2,843	$3,283
Manufacturing expense for biological products	7,037	6,353
Earlier-stage programs	1,196	2,766
Research and development employee-related expenses	6,700	8,205
Other internal research and development expenses	10,847	5,362
Third-party grants and funding from collaboration agreements	(801)	(466)
Total research and development expenses	$27,822	$25,503
The increase in research and development expenses during the three months ended March 31, 2016, is primarily due to a $5.3 million increase in research and development expenses related to hGH-CTP, a long acting human growth hormone which was outlicensed to Pfizer in 2015, including manufacturing expense for biological products. Research and development expenses for the three months ended March 31, 2016 also include $1.9 million from the acquisitions of Bio-Reference and EirGen in August 2015 and May 2015, respectively. This was partially offset by decreased expenses incurred by OPKO Renal related to the development of Rayaldee. In addition, during the three months ended March 31, 2016 and 2015, we recorded, as an offset to research and development expenses, $0.8 million and $0.5 million, respectively, related to research and development grants received from our collaboration and funding agreements. Research and development expenses for the three months ended March 31, 2016 and 2015 include equity-based compensation expense of $1.8 million and $3.5 million, respectively. We expect our research and development expense to increase as we continue to expand our research and development of potential future products.
Contingent consideration. Contingent consideration income (expense) for the three months ended March 31, 2016 and 2015, were $1.8 million and $5.2 million of expense, respectively. The decrease in contingent consideration was attributable to OPKO Renal resulting from changes in assumptions regarding the timing of successful achievement of future milestones driven by the CRL issued by the FDA in March 2016 for Rayaldee. The contingent consideration liabilities at March 31, 2016 relate to potential amounts payable to former stockholders of CURNA, OPKO Diagnostics, OPKO Health Europe and OPKO Renal pursuant to our acquisition agreements in January 2011, October 2011, August 2012 and March 2013, respectively.
Amortization of intangible assets. Amortization of intangible assets was $13.4 million and $2.7 million, respectively, for the three months ended March 31, 2016 and 2015. Amortization expense reflects the amortization of acquired intangible assets with defined useful lives. Amortization of intangible assets for the three months ended March 31, 2016 includes $9.9 million and $0.6 million from Bio-Reference and EirGen which we acquired in August 2015 and May 2015, respectively. Our IPR&D assets will not be amortized until the underlying development programs are completed. Upon obtaining regulatory approval by the U.S. FDA, the IPR&D assets will then be accounted for as a finite-lived intangible asset and amortized on a straight-line basis over its estimated useful life.
Grant repayment. In the first quarter of 2015, we made a payment of $25.9 million to the Office of the Chief Scientist of the Israeli Ministry of Economy (“OCS”) in connection with repayment obligations resulting from grants previously made by the OCS to OPKO Biologics to support development of hGH-CTP and the outlicense of the technology outside of Israel. We did not have any such activity for the three months ended March 31, 2016.
Interest income. Interest income for the three months ended March 31, 2016 and 2015, was not significant as our cash investment strategy emphasizes the security of the principal invested and fulfillment of liquidity needs.
Interest expense. Interest expense for the three months ended March 31, 2016 and 2015, was $1.8 million and $2.6 million, respectively. Interest expense is principally related to interest incurred on the 2033 Senior Notes including amortization of related deferred financing costs and to interest incurred on Bio-Reference’s outstanding debt under their credit facility. The decrease in interest expense for the three months ended March 31, 2016 is due to a decrease in the principal amount of the 2033 Senior Notes outstanding from $51.2 million at March 31, 2015 to $32.2 million as of March 31, 2016. Interest expense for the three months ended March 31, 2015 also reflects a non-cash write-off of deferred financing costs of $0.7 million as interest expense related to the exchange of $36.4 million principal of 2033 Senior Notes in March 2015. This was partially offset by interest incurred on Bio-Reference’s outstanding debt under their credit facility for the three months ended March 31, 2016.
Fair value changes of derivative instruments, net. Fair value changes of derivative instruments, net for the three months ended March 31, 2016 and 2015, were $1.4 million and $49.8 million of expense, respectively. Fair value changes of derivative instruments, net principally related to non-cash expense related to the changes in the fair value of the embedded derivatives in the 2033 Senior Notes of $0.1 million and $53.7 million for the three months ended March 31, 2016 and 2015, respectively. For the three months ended March 31, 2015, we observed an increase in the market price of our Common Stock which primarily resulted in the increase in the estimated fair value of our embedded derivatives in the 2033 Senior Notes. Fair value changes of derivative instruments, net for the three months ended March 31, 2016 also reflects $0.8 million of expense related to the change in the fair value of options and warrants to purchase additional shares of Neovasc and COCP.
Other income (expense), net. Other income (expense), net for the three months ended March 31, 2016 and 2015, were $0.5 million and $(1.5) million, respectively. The change in other income (expense), net for the three months ended March 31, 2016 compared to the same period in 2015 is due to foreign currency transaction gains (losses) recognized during the periods.
Income tax benefit (provision). Our income tax benefit (provision) reflects the projected income tax payable in the U.S., Ireland, Israel, Chile, Spain, Mexico, and Luxembourg. On January 5, 2016, the Israeli Parliament officially published the Law for the Amendment of the Israeli Tax Ordinance (Amendment 216), that reduces the standard corporate income tax rate from 26.5% to 25%.  The amendment was entered into force on January 1, 2016 and the 25% corporate tax rate will apply to income that was generated from that day onwards.  The reduced rate is contributing additional tax benefits to our total income tax benefit for the period ended March 31, 2016.
Loss from investments in investees. We have made investments in other early stage companies that we perceive to have valuable proprietary technology and significant potential to create value for us as a shareholder or member. We account for these investments under the equity method of accounting, resulting in the recording of our proportionate share of their losses until our share of their loss exceeds our investment. Until the investees’ technologies are commercialized, if ever, we anticipate they will continue to report a net loss. Loss from investments in investees was $2.3 million and $1.8 million for the three months ended March 31, 2016 and 2015, respectively. The increase in loss from investments in investees is primarily due to losses from our investment in Zebra Biologics, Inc. and STI. In the third quarter of 2015, we deconsolidated STI and account for our retained interest in STI as an equity method investment.

LIQUIDITY AND CAPITAL RESOURCES
At March 31, 2016, we had cash and cash equivalents of approximately $175.0 million. Cash used in operations during 2016 principally reflects expenses related to selling, general and administrative activities related to our corporate operations, research and development activities and our operations at Bio-Reference, OPKO Biologics, OPKO Renal and OPKO Diagnostics. Cash used in investing activities primarily reflects capital expenditures of $9.8 million. Cash provided by financing activities primarily reflects $2.2 million received from Common Stock option and Common Stock warrant exercises. Since our inception, we have not generated gross margins sufficient to offset our operating and other expenses and our primary source of cash has been from the public and private placement of stock, the issuance of the 2033 Senior Notes and credit facilities available to us.
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
Our licensee, TESARO, received approval by the U.S. FDA in September 2015 for oral VARUBI™, a neurokinin-1 receptor antagonist for the prevention of chemotherapy-induced nausea and vomiting. In November 2015, TESARO announced the commercial launch of VARUBI™ in the United States. We are eligible to receive milestone payments of up to $30.0 million (of which $20.0 million has been received to date) upon achievement of certain regulatory and commercial sale milestones and additional commercial milestone payments of up to $85.0 million if specified levels of annual net sales are achieved. During the three months ended March 31, 2016 and 2015, no revenue has been recognized related to the achievement of the milestones under the TESARO License. TESARO is also obligated to pay us tiered royalties on annual net sales achieved in the United States and Europe at percentage rates that range from the low double digits to the low twenties, and outside of the United States and Europe at low double-digit percentage rates.
Under the terms of our agreement with Merck, upon approval by the FDA of the TESARO’s NDA for oral VARUBI™, which occurred in September 2015, we were required to pay Merck a $5.0 million milestone payment. In addition, $5.0 million will be due and payable each year thereafter for the next four (4) years on the anniversary date of the NDA approval. We recognized the present value of the milestone payments on FDA approval of $23.0 million as an intangible asset which will be amortized to expense over the expected useful life of the asset, which is approximately 13 years. The present value of the future payments to Merck of $18.5 million at March 31, 2016 is recorded as a liability in our Condensed Consolidated Balance Sheet with $4.9 million in Accrued expenses and $13.6 million in Other long-term liabilities.

2033 Senior Notes. In January 2013, we issued $175.0 million of the 2033 Senior Notes. The 2033 Senior Notes were sold in a private placement in reliance on exemptions from registration under the Securities Act. At March 31, 2016, $32.2 million principal amount of 2033 Senior Notes was outstanding.
On April 6, 2016, we announced that our 2033 Senior Notes continue to be convertible by holders of such notes. We have elected to satisfy our conversion obligation under the 2033 Senior Notes in shares of our Common Stock. This conversion right has been triggered because the closing price per share of our Common Stock has exceeded $9.19, or 130% of the initial conversion price of $7.07, for at least 20 of 30 consecutive trading days during the period ending on March 31, 2016. The 2033 Senior Notes will continue to be convertible until June 30, 2016, and may be convertible thereafter, if one or more of the conversion conditions specified in the Indenture is satisfied during future measurement periods. Pursuant to the Indenture, a holder who elects to convert the 2033 Senior Notes will receive 141.4827 shares of our Common Stock plus such number of additional shares as is applicable on the conversion date per $1,000 principal amount of 2033 Senior Notes based on the early conversion provisions in the Indenture.
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
On November 5, 2015, Bio-Reference and certain of its subsidiaries entered into a credit agreement with JPMorgan Chase Bank, N.A. (“CB”), as lender and administrative agent (the “Credit Agreement”). The Credit Agreement provides for a $175.0 million secured revolving credit facility and includes a $20.0 million sub-facility for swingline loans and a $20.0 million sub-facility for the issuance of letters of credit. Bio-Reference may increase the credit facility to up to $275.0 million on a secured basis, subject to the satisfaction of specified conditions. The Credit Agreement matures on November 5, 2020 and is guaranteed by all of Bio-Reference’s domestic subsidiaries. The Credit Agreement is also secured by substantially all assets of Bio-Reference and its domestic subsidiaries, as well as a non-recourse pledge by us of our equity interest in Bio-Reference. Availability under the Credit Agreement is based on a borrowing base comprised of eligible accounts receivables of Bio-Reference and certain of its subsidiaries, as specified therein. The proceeds of the new credit facility were used to refinance existing indebtedness, to finance working capital needs and for general corporate purposes of Bio-Reference and its subsidiaries.
As of March 31, 2016, the total availability under our Credit Agreement with CB and our lines of credit with financial institutions in Chile and Spain was $189.5 million, of which $82.8 million was used and outstanding as of March 31, 2016. The weighted average interest rate on these lines of credit is approximately 4.6%. These lines of credit are short-term and are used primarily as a source of working capital. The highest balance at any time during the three months ended March 31, 2016, was $83.2 million. We intend to continue to enter into these lines of credit as needed. There is no assurance that these lines of credit or other funding sources will be available to us on acceptable terms, or at all, in the future.
We expect to continue to incur substantial research and development expenses, including expenses related to the hiring of personnel and additional clinical trials. We expect that selling, general and administrative expenses will also increase as we expand our sales, marketing and administrative staff and add infrastructure.
We believe that the cash and cash equivalents on hand at March 31, 2016, and the amounts available to be borrowed under our lines of credit are sufficient to meet our anticipated cash requirements for operations and debt service beyond the next 12 months. We based this estimate on assumptions that may prove to be wrong or are subject to change, and we may be required to use our available cash resources sooner than we currently expect. If we acquire additional assets or companies, accelerate our product development programs or initiate additional clinical trials, we will need additional funds. Our future cash requirements will depend on a number of factors, including our relationship with Pfizer, our merger with Bio-Reference, possible acquisitions, the continued progress of research and development of our product candidates, the timing and outcome of clinical trials and regulatory approvals, the costs involved in preparing, filing, prosecuting, maintaining, defending, and enforcing patent claims and other intellectual property rights, the status of competitive products, the availability of financing, and our success in developing markets for our product candidates. If we are not able to secure additional funding when needed, we may have to delay, reduce the scope of, or eliminate one or more of our clinical trials or research and development programs or possible acquisitions.

The following table provides information as of March 31, 2016, with respect to the amounts and timing of our known contractual obligation payments due by period.

Contractual obligations (In thousands)	Remaining Nine Months ending December 31, 2016	2017	2018	2019	2020	Thereafter	Total
Open purchase orders	$27,109	$—	$—	$—	$—	$—	$27,109
Operating leases	13,247	11,551	9,572	8,247	4,667	8,956	56,240
Capital leases	4,132	4,032	2,777	1,624	850	838	14,253
2033 Senior Notes	—	—	—	32,200	—	—	32,200
Deferred payments	5,000	5,000	5,000	5,000	—	—	20,000
Mortgages and other debts payable	2,404	306	256	247		955	4,168
Lines of credit	10,436	—	—	—	72,588	—	83,024
Severance payments	8,267	—	—	—	—	—	8,267
Interest commitments	1,108	1,028	1,018	205	1,323	56	4,738
Total	$71,703	$21,917	$18,623	$47,523	$79,428	$10,805	$249,999
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
Goodwill and Intangible Assets. Goodwill represents the difference between the purchase price and the estimated fair value of the net assets acquired accounted for by the acquisition method of accounting and arose from our acquisitions. Goodwill and other intangible assets, including IPR&D, acquired in business combinations, licensing and other transactions at March 31, 2016 and December 31, 2015 was $2.2 billion in both years, representing approximately 78% and 78% of total assets, respectively.
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

Goodwill was $747.0 million and $743.3 million, respectively, at March 31, 2016 and December 31, 2015. Goodwill is tested at least annually for impairment or when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable, by assessing qualitative factors or performing a quantitative analysis in determining whether it is more likely than not that its fair value exceeds the carrying value. Examples of qualitative factors include our share price, our financial performance compared to budgets, long-term financial plans, macroeconomic, industry and market conditions as well as the substantial excess of fair value over the carrying value of net assets from the annual impairment test previously performed.
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
Intangible assets were $1.4 billion, including IPR&D of $793.6 million and $792.3 million, respectively, at March 31, 2016 and December 31, 2015. Intangible assets are tested for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable, although IPR&D is required to be tested at least annually until the project is completed or abandoned. Upon obtaining regulatory approval, the IPR&D asset is then accounted for as a finite-lived intangible asset and amortized on a straight-line basis over its estimated useful life. If the project is abandoned, the IPR&D asset is charged to expense.
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
We amortize intangible assets with definite lives on a straight-line basis over their estimated useful lives, ranging from 3 to 20 years. We use the straight-line method of amortization as there is no reliably determinable pattern in which the economic benefits of our intangible assets are consumed or otherwise used up. Amortization expense was $13.4 million and $2.7 million for the three months ended March 31, 2016 and 2015, respectively.
Revenue recognition. Revenue for laboratory services is recognized at the time test results are reported, which approximates when services are provided. Services are provided to patients covered by various third-party payer programs including various managed care organizations, as well as the Medicare and Medicaid programs. Billings for services under third-party payer programs are included in revenue net of allowances for contractual discounts and allowances for differences between the amounts billed and estimated program payment amounts. Adjustments to the estimated payment amounts based on final settlement with the programs are recorded upon settlement as an adjustment to revenue. For the three months ended March 31, 2016 and 2015, approximately 9% and 3%, respectively, of our revenues were derived directly from the Medicare and Medicaid programs. The increase in revenues from laboratory services, including revenue from Medicare and Medicaid programs, is due to the acquisition of Bio-Reference in August 2015.
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
Concentration of credit risk and allowance for doubtful accounts. Financial instruments that potentially subject us to concentrations of credit risk consist primarily of accounts receivable. Substantially all of our accounts receivable are with either companies in the health care industry or patients. However, credit risk is limited due to the number of our clients as well as their dispersion across many different geographic regions.
While we have receivables due from federal and state governmental agencies, we do not believe that such receivables represent a credit risk since the related health care programs are funded by federal and state governments, and payment is primarily dependent upon submitting appropriate documentation. Accounts receivable balances (prior to allowance for doubtful accounts and net of contractual adjustments) from Medicare and Medicaid were $27.6 million and $26.1 million at March 31, 2016 and December 31, 2015, respectively.
The portion of our accounts receivable due from individual patients comprises the largest portion of credit risk. At March 31, 2016 and December 31, 2015, receivables due from patients represent approximately 7.1% and 7.5% of our consolidated accounts receivable (prior to allowance for doubtful accounts and net of contractual adjustments).
We assess the collectability of accounts receivable balances by considering factors such as historical collection experience, customer credit worthiness, the age of accounts receivable balances, regulatory changes and current economic conditions and trends that may affect a customer’s ability to pay. Actual results could differ from those estimates. Our reported net income (loss) is directly affected by our estimate of the collectability of accounts receivable. The allowance for doubtful accounts was $43.6 million and $25.2 million at March 31, 2016 and December 31, 2015, respectively.
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
In June 2014, the FASB issued ASU No. 2014-12, “Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period (a consensus of the FASB Emerging Issues Task Force).” ASU No. 2014-12 requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. ASU No. 2014-12 was effective for the Company beginning after January 1, 2016. Our adoption of ASU 2014-12 in the first quarter of 2016 using the prospective application did not have a material impact on our Condensed Consolidated Financial Statements.
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
In February 2015, the FASB issued ASU No. 2015-02, “Consolidation (Topic 810): Amendments to the Consolidation Analysis,” which amends current consolidation guidance including changes to both the variable and voting interest models used by companies to evaluate whether an entity should be consolidated. The requirements from ASU 2015-02 were effective for the Company beginning January 1, 2016. Our adoption of ASU 2015-02 in the first quarter of 2016 did not have a material impact on our Condensed Consolidated Financial Statements.
In April 2015, the FASB issued ASU No. 2015-03, “Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs,” which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. ASU

2015-03 was effective for the Company beginning January 1, 2016. Our adoption of ASU 2015-03 in the first quarter of 2016 did not have a material impact on our Condensed Consolidated Financial Statements.
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
In September 2015, the FASB issued ASU No. 2015-16, “Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments,” which replaces the requirement that an acquirer in a business combination account for measurement period adjustments retrospectively with a requirement that an acquirer recognize adjustments to the provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. ASU 2015-16 requires that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. Our early adoption of ASU 2015-16 in 2015 did not have a significant impact on our Condensed Consolidated Financial Statements.
In November 2015, the FASB issued ASU No. 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes,” which requires deferred tax liabilities and assets to be classified as noncurrent in a classified statement of financial position.  We early adopted the provisions of this ASU prospectively in the fourth quarter of 2015, and did not retrospectively adjust the prior periods.  The adoption of this ASU simplifies the presentation of deferred income taxes and reduce complexity without decreasing the usefulness of information provided to users of financial statements.  The adoption of ASU 2015-17 did not have a significant impact on our Condensed Consolidated Financial Statements.
In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842),” which will require organizations that lease assets with lease terms of more than 12 months to recognize assets and liabilities for the rights and obligations created by those leases on their balance sheets. The ASU will also require new qualitative and quantitative disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. ASU No. 2016-02 will be effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. We are currently evaluating the impact of this new guidance on our Condensed Consolidated Financial Statements.
In March 2016, the FASB issued ASU No. 2016-09, “Compensation - Stock Compensation (Topic 718),” which simplifies several aspects of the accounting for share-based payment award transactions, including the income tax consequences, classification of awards as either equity or liabilities, classification on the statement of cash flows and accounting for forfeitures. ASU No. 2016-09 will be effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years, with early adoption permitted. We are currently evaluating the impact of this new guidance on our Condensed Consolidated Financial Statements.

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
Our derivative activities, which consist of foreign exchange forward contracts, are initiated to hedge forecasted cash flows that are exposed to foreign currency risk. The foreign exchange forward contracts generally require us to exchange local currencies for foreign currencies based on pre-established exchange rates at the contracts’ maturity dates. As exchange rates change, gains and losses on these contracts are generated based on the change in the exchange rates that are recognized in the Condensed Consolidated Statement of Operations and offset the impact of the change in exchange rates on the foreign currency cash flows that are hedged. If the counterparties to the exchange contracts do not fulfill their obligations to deliver the contracted currencies, we could be at risk for currency related fluctuations. If Chilean pesos were to strengthen or weaken in relation to the U.S. dollar, our loss or gain on hedged foreign currency cash-flows would be offset by the derivative contracts, with a net effect of zero.
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
At March 31, 2016, we had cash and cash equivalents and marketable securities of $175.0 million. The weighted average interest rate related to our cash and cash equivalents for the three months ended March 31, 2016 was less than 1%. As of March 31, 2016, the principal outstanding balance under our Credit Agreement with JPMorgan Chase Bank, N.A. and our Chilean and Spanish lines of credit was $82.8 million in the aggregate at a weighted average interest rate of approximately 4.6%.
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

Item 4. Controls and Procedures
Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, management concluded that our disclosure controls and procedures were effective as of March 31, 2016.
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
These changes to the Company’s internal control over financial reporting that occurred during the most recent quarter ended March 31, 2016 have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Following the announcement of entry into an agreement and plan of merger with Bio-Reference, four putative class action complaints challenging the merger were filed in the Superior Court of New Jersey in Bergen County (the “Court”). In September 2015, the parties executed a stipulation and agreement of compromise, settlement and release resolving all matters between them.  In January 2016, the Court entered an order finally approving the settlement. The settlement did not have a material impact on our business, financial condition, results of operations or cash flows.

Item 1A. Risk Factors

Our operations and financial results are subject to various risks and uncertainties, including those described in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015, which could adversely affect our business, financial condition, results of operations, cash flows, and the trading price of our common and capital stock. There have been no material changes to our risk factors since our Annual Report on Form 10-K for the year ended December 31, 2015.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On November 17, 2015, the Company and Relative Core Cyprus Limited, a limited liability company organized and existing under the laws of the Republic of Cyprus (“Relative Core”), entered into a stock exchange agreement (the “Exchange Agreement”) pursuant to which Relative Core agreed to transfer and sell to the Company that certain number shares of Xenetic Biosciences, Inc. (OTC:XBIO), a Nevada corporation (“Xenetic”), having a fair market value of $5 million in exchange for that number of shares of the Company’s common stock having a fair market value of $5 million. The transaction closed on January 5, 2016. The Company issued 494,462 shares of its common stock to Relative Core and received 10,204,082 shares of Xenetic common stock from Relative Core. The number of shares exchanged in the transaction was calculated based on the average closing sale price for the Company’s common stock on the NYSE for the ten (10) consecutive trading day period ending on the second day prior to the closing and the average closing sale price for Xenetic’s common stock on the OTC “Pink Sheet” for the ten (10) consecutive trading day period ending on the second day prior to the closing. The issuance of the 494,462 shares of common stock by the Company to Relative Core was made in reliance upon an exemption from the registration requirements under the Securities Act, pursuant to Regulation S and Section 4(2).
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
Exhibit 31.1
Certification by Phillip Frost, Chief Executive Officer, pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended March 31, 2016.

Exhibit 31.2
Certification by Adam Logal, Chief Financial Officer, pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended March 31, 2016.

Exhibit 32.1
Certification by Phillip Frost, Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended March 31, 2016.

Exhibit 32.2
Certification by Adam Logal, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended March 31, 2016.

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

Date: May 9, 2016	OPKO Health, Inc.

/s/ Adam Logal
Adam Logal
Senior Vice President, Chief Financial Officer,
Chief Accounting Officer and Treasurer

Exhibit Index

Exhibit Number	Description

Exhibit 31.1
Certification by Phillip Frost, Chief Executive Officer, pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended March 31, 2016.

Exhibit 31.2
Certification by Adam Logal, Chief Financial Officer, pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended March 31, 2016.

Exhibit 32.1
Certification by Phillip Frost, Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended March 31, 2016.

Exhibit 32.2
Certification by Adam Logal, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended March 31, 2016.

Exhibit 101.INS	XBRL Instance Document

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document