Form 10-Q
period 2016-06-30
Opko Health, Inc.
filed 2016-08-08
CIK 944809

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016.
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):   ☐  YES    ☒  NO
As of July 27, 2016, the registrant had 550,380,939 shares of Common Stock outstanding.

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

Risks and uncertainties, the occurrence of which could adversely affect our business, include the following:

•	we have a history of losses and may not generate sustained positive cash flow sufficient to fund our operations and research and development programs;

•	the risks inherent in funding, developing and obtaining regulatory approvals of new, commercially-viable and competitive products and treatments;

•	our research and development activities may not result in commercially viable products;

•	that earlier clinical results of effectiveness and safety may not be reproducible or indicative of future results;

•	that the launch of commercial sales for Rayaldee may not be successful;

•	that we may fail to obtain regulatory approval for or successfully commercialize our product candidates;

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
Item 1. Financial Statements
OPKO Health, Inc. and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share and per share data)

	June 30, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$156,015	$193,598
Marketable securities	15,634	—
Accounts receivable, net	213,372	193,875
Inventory, net	42,046	39,681
Other current assets and prepaid expenses	78,506	26,904
Total current assets	505,573	454,058
Property, plant and equipment, net	128,274	131,798
Intangible assets, net	804,445	638,152
In-process research and development	606,035	792,275
Goodwill	691,060	743,348
Investments, net	34,249	34,716
Other assets	4,385	4,841
Total assets	$2,774,021	$2,799,188
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$61,062	$72,535
Accrued expenses	209,848	167,899
Current portion of lines of credit and notes payable	10,327	11,468
Total current liabilities	281,237	251,902
2033 Senior Notes and estimated fair value of embedded derivatives, net of discount	45,233	48,986
Deferred tax liabilities, net	207,595	226,036
Other long-term liabilities, principally deferred revenue and line of credit	224,316	292,470
Total long-term liabilities	477,144	567,492
Total liabilities	758,381	819,394
Equity:
Common Stock - $0.01 par value, 750,000,000 shares authorized; 548,301,575 and 546,188,516 shares issued at June 30, 2016 and December 31, 2015, respectively	5,483	5,462
Treasury Stock - 586,760 and 1,120,367 shares at June 30, 2016 and December 31, 2015, respectively	(1,911)	(3,645)
Additional paid-in capital	2,736,816	2,705,385
Accumulated other comprehensive loss	(23,431)	(22,537)
Accumulated deficit	(701,317)	(704,871)
Total shareholders’ equity	2,015,640	1,979,794
Total liabilities and equity	$2,774,021	$2,799,188

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

OPKO Health, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except share and per share data)

	For the three months ended June 30,		For the six months ended June 30,
	2016	2015	2016	2015
Revenues:
Revenue from services	$266,012	$1,908	$518,534	$3,977
Revenue from products	22,807	22,848	42,706	38,334
Revenue from transfer of intellectual property and other	68,281	17,673	86,898	30,202
Total revenues	357,100	42,429	648,138	72,513
Costs and expenses:
Cost of service revenue	140,971	2,505	278,568	4,764
Cost of product revenue	12,468	11,929	22,407	19,991
Selling, general and administrative	117,511	20,937	245,513	38,382
Research and development	31,348	29,570	59,170	55,072
Contingent consideration	10,758	(339)	12,511	4,836
Amortization of intangible assets	15,778	3,236	29,221	5,901
Grant repayment	—	—	—	25,889
Total costs and expenses	328,834	67,838	647,390	154,835
Operating income (loss)	28,266	(25,409)	748	(82,322)
Other income and (expense), net:
Interest income	135	5	178	12
Interest expense	(2,217)	(986)	(4,004)	(3,551)
Fair value changes of derivative instruments, net	1,235	(16,556)	(188)	(66,344)
Other income (expense), net	5,970	760	6,515	(748)
Other income and (expense), net	5,123	(16,777)	2,501	(70,631)
Income (loss) before income taxes and investment losses	33,389	(42,186)	3,249	(152,953)
Income tax (provision) benefit	(15,868)	(251)	4,638	(5,760)
Income (loss) before investment losses	17,521	(42,437)	7,887	(158,713)
Loss from investments in investees	(1,988)	(804)	(4,333)	(2,565)
Net income (loss)	15,533	(43,241)	3,554	(161,278)
Less: Net loss attributable to noncontrolling interests	—	(475)	—	(1,400)
Net income (loss) attributable to common shareholders	$15,533	$(42,766)	$3,554	$(159,878)
Earnings (loss) per share:
Earnings (loss) per share, basic	$0.03	$(0.09)	$0.01	$(0.35)
Earnings (loss) per share, diluted	$0.02	$(0.09)	$0.00	$(0.35)
Weighted average common shares outstanding, basic	547,558,800	462,253,161	546,691,117	454,361,137
Weighted average common shares outstanding, diluted	557,040,435	462,253,161	556,735,862	454,361,137

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

OPKO Health, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(In thousands)

	For the three months ended June 30,		For the six months ended June 30,
	2016	2015	2016	2015
Net income (loss)	$15,533	$(43,241)	$3,554	$(161,278)
Other comprehensive income (loss), net of tax:
Change in foreign currency translation and other comprehensive income (loss)	(4,432)	(694)	2,510	(4,547)
Available for sale investments:
Change in unrealized loss, net of tax	(1,889)	(682)	(3,404)	(1,941)
Comprehensive income (loss)	9,212	(44,617)	2,660	(167,766)
Less: Comprehensive loss attributable to noncontrolling interest	—	(475)	—	(1,400)
Comprehensive income (loss) attributable to common shareholders	$9,212	$(44,142)	$2,660	$(166,366)

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

OPKO Health, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	For the six months ended June 30,
	2016	2015
Cash flows from operating activities:
Net income (loss)	$3,554	$(161,278)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	46,780	7,685
Non-cash interest	1,408	1,681
Amortization of deferred financing costs	74	895
Losses from investments in investees	4,333	2,565
Equity-based compensation – employees and non-employees	26,105	14,090
Revenue from receipt of equity	—	(120)
Realized gain on equity securities	(2,494)	(216)
Loss on conversion of 3.00% convertible senior notes	—	291
Change in fair value of derivative instruments	188	66,344
Change in fair value of contingent consideration	12,511	4,836
Deferred income tax benefit	(8,999)	—
Changes in assets and liabilities, net of the effects of acquisitions:
Accounts receivable, net	(18,388)	(4,186)
Inventory, net	(1,763)	(2,547)
Other current assets and prepaid expenses	(14,309)	1,142
Other assets	732	(512)
Accounts payable	(13,205)	7,101
Foreign currency measurement	(405)	300
Deferred revenue	(35,938)	263,926
Accrued expenses and other liabilities	33,452	2,741
Net cash provided by operating activities	33,636	204,738
Cash flows from investing activities:
Investments in investees	(5,921)	(2,345)
Acquisition of businesses, net of cash	—	(94,674)
Purchase of marketable securities	(15,630)	—
Proceeds from the sale of property, plant and equipment	708	—
Capital expenditures	(12,866)	(1,439)
Net cash used in investing activities	(33,709)	(98,458)
Cash flows from financing activities:
Proceeds from the exercise of Common Stock options and warrants	1,912	17,366
Cash from non-controlling interest	—	100
Borrowings on lines of credit	9,496	11,038
Repayments of lines of credit	(49,341)	(10,022)
Net cash (used in) provided by financing activities	(37,933)	18,482
Effect of exchange rate changes on cash and cash equivalents	423	(452)
Net (decrease) increase in cash and cash equivalents	(37,583)	124,310
Cash and cash equivalents at beginning of period	193,598	96,907
Cash and cash equivalents at end of period	$156,015	$221,217
SUPPLEMENTAL INFORMATION:
Interest paid	$900	$1,724
Income taxes paid, net	$7,172	$757
Non-cash financing:
Shares issued upon the conversion of:
2033 Senior Notes	$—	$92,172
Common Stock options and warrants, surrendered in net exercise	$325	$14,239
Issuance of capital stock to acquire or contingent consideration settlement:
EirGen Pharma Limited	$—	$33,569
OPKO Health Europe	$313	$1,813

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

OPKO Health, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
NOTE 1 BUSINESS AND ORGANIZATION
We are a diversified healthcare company that seeks to establish industry-leading positions in large and rapidly growing medical markets. Our diagnostics business includes Bio-Reference Laboratories, Inc. (“Bio-Reference”), the nation’s third-largest clinical laboratory with a core genetic testing business and a 420-person sales and marketing department to drive growth and leverage new products, including the 4Kscore prostate cancer test and the Claros 1 in-office immunoassay platform (in development). Our pharmaceutical business features Rayaldee, an FDA-approved treatment for secondary hyperparathyroidism (“SHPT”) in patients with stage 3 or 4 chronic kidney disease (“CKD”) and vitamin D insufficiency and VARUBI™ for chemotherapy-induced nausea and vomiting (oral formulation launched by partner TESARO in November 2015 and PDUFA date for IV formulation is January 2017). Our pharmaceutical business includes OPKO Biologics, which features hGH-CTP, a once-weekly human growth hormone injection (in Phase 3 and partnered with Pfizer), a once-daily Factor VIIa drug for hemophilia (Phase 2a), and long-acting oxyntomodulin (“OXM”) for diabetes and obesity (Phase 1). We are incorporated in Delaware and our principal executive offices are located in leased offices in Miami, Florida.
In June 2016, we entered into a definitive agreement under which we agreed to acquire Transition Therapeutics, Inc. (“Transition Therapeutics”), a clinical stage biotechnology company. Under the terms of the agreement, holders of Transition Therapeutics common stock will receive approximately 6.4 million shares of OPKO common stock. Assuming a closing price of $9.34 per share of OPKO common stock, the transaction is valued at approximately $60.1 million. We expect the transaction to be completed during the second half of 2016. Closing of the transaction is subject to approval of Transition Therapeutics’ shareholders and other customary conditions.
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
Through our acquisition of Bio-Reference, we provide laboratory testing services, primarily to customers in the larger metropolitan areas across New York, New Jersey, Maryland, Pennsylvania, Delaware, Washington DC, Florida, California, Texas, Illinois and Massachusetts as well as to customers in a number of other states. We offer a comprehensive test menu of clinical diagnostics for blood, urine, and tissue analysis. This includes hematology, clinical chemistry, immunoassay, infectious diseases, serology, hormones, and toxicology assays, as well as Pap smear, anatomic pathology (biopsies) and other types of tissue analysis. We perform cancer cytogenetic testing at our leased facilities in Elmwood Park, NJ, Clarksburg, MD, Milford, MA, and genetic testing at our leased facility in Gaithersburg, MD, as well as at our Elmwood Park facility. We perform cytology testing at our leased facilities in Frederick, MD, Milford, MA, Melbourne Fl, Houston, TX and at our Elmwood Park facility. We market our laboratory testing services directly to physicians, geneticists, hospitals, clinics, correctional and other health facilities.
In May 2015, we acquired all of the issued and outstanding shares of EirGen Pharma Limited (“EirGen”), a specialty pharmaceutical company incorporated in Ireland focused on the development and commercial supply of high potency, high barrier to entry pharmaceutical products, for $133.8 million. We acquired the outstanding shares of EirGen for approximately $100.2 million in cash and delivered 2,420,487 shares of our Common Stock valued at approximately $33.6 million based on the closing price per share of our Common Stock as reported by the New York Stock Exchange on the closing date of the acquisition, $13.88 per share.
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
Our research and development activities are primarily performed at leased facilities in Miramar, Florida, Woburn, Massachusetts, Waterford, Ireland, Nes Ziona, Israel, and Barcelona, Spain.

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of presentation. The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and notes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring adjustments or otherwise disclosed herein) considered necessary to present fairly the Company’s results of operations, financial position and cash flows have been made. The results of operations and cash flows for the three and six months ended June 30, 2016, are not necessarily indicative of the results of operations and cash flows that may be reported for the remainder of 2016 or any future periods. The unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2015.
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
Inventories. Inventories are valued at the lower of cost or market (net realizable value). Cost is determined by the first-in, first-out method. We consider such factors as the amount of inventory on hand, estimated time required to sell such inventories, remaining shelf-life, and current market conditions to determine whether inventories are stated at the lower of cost or market. Inventories at our diagnostics segment consist primarily of purchased laboratory supplies, which is used in our testing laboratories. The provision for inventory obsolescence for the six months ended June 30, 2016 and 2015 was $0.2 million and $0.6 million, respectively.
Pre-launch inventories. We may accumulate commercial quantities of certain product candidates prior to the date we anticipate that such products will receive final U.S. FDA approval.  The accumulation of such pre-launch inventories involves the risk that such products may not be approved for marketing by the FDA on a timely basis, or ever.  This risk notwithstanding, we may accumulate pre-launch inventories of certain products when such action is appropriate in relation to the commercial value of the product launch opportunity.  In accordance with our policy, this pre-launch inventory is expensed.  At June 30, 2016 and December 31, 2015, there were no pre-launch inventories.
Goodwill and intangible assets. Goodwill represents the difference between the purchase price and the estimated fair value of the net assets acquired accounted for by the acquisition method of accounting and arose from our acquisitions. Refer to Note 4. Goodwill, in-process research and development (“IPR&D”) and other intangible assets acquired in business combinations, licensing and other transactions at June 30, 2016 and December 31, 2015 was $2.1 billion and $2.2 billion, respectively.
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

We amortize intangible assets with definite lives on a straight-line basis over their estimated useful lives, ranging from 3 to 20 years. We use the straight-line method of amortization as there is no reliably determinable pattern in which the economic benefits of our intangible assets are consumed or otherwise used up. Amortization expense was $29.2 million and $5.9 million for the six months ended June 30, 2016 and 2015, respectively.
We reclassified $187.6 million of IPR&D related to Rayaldee from In-process research and development to Intangible assets, net in our Condensed Consolidated Balance Sheet upon the FDA’s approval of Rayaldee in June 2016. The assets will be amortized on a straight-line basis over their estimated useful life of approximately 12 years.
Fair value measurements. The carrying amounts of our cash and cash equivalents, marketable securities, accounts receivable, accounts payable and short-term debt approximate their fair value due to the short-term maturities of these instruments. Investments that are considered available for sale as of June 30, 2016 and December 31, 2015 are carried at fair value. Our debt under the credit agreement with JPMorgan Chase Bank, N.A. approximates fair value due to the variable rate of interest.
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
Derivative financial instruments. We record derivative financial instruments on our Condensed Consolidated Balance Sheet at their fair value and recognize the changes in the fair value in our Condensed Consolidated Statement of Operations when they occur, the only exception being derivatives that qualify as hedges. For the derivative instrument to qualify as a hedge, we are required to meet strict hedge effectiveness and contemporaneous documentation requirements at the initiation of the hedge and assess the hedge effectiveness on an ongoing basis over the life of the hedge. At June 30, 2016 and December 31, 2015, our forward contracts for inventory purchases did not meet the documentation requirements to be designated as hedges. Accordingly, we recognize all changes in the fair values of our derivatives instruments, net, in our Condensed Consolidated Statement of Operations. Refer to Note 9.
Property, plant and equipment. Property, plant and equipment are recorded at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets and includes amortization expense for assets capitalized under capital leases. The estimated useful lives by asset class are as follows: software - 3 years, machinery, medical and other equipment - 5-8 years, furniture and fixtures - 5-10 years, leasehold improvements - the lesser of their useful life or the lease term, buildings and improvements - 10-40 years, automobiles and aircraft - 3-15 years. Expenditures for repairs and maintenance are charged to expense as incurred. Depreciation expense was $17.6 million and $1.8 million for the six months ended June 30, 2016 and 2015, respectively. Assets held under capital leases are included within Property, plant and equipment, net in our Condensed Consolidated Balance Sheet and are amortized over the shorter of their useful lives or the expected term of their related leases.
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
We operate in various countries and tax jurisdictions globally.  For interim reporting purposes, we record income taxes based on the expected annual effective income tax rate taking into consideration global forecasted tax results.  For the interim periods presented herein, the tax rate differed from the U.S. federal statutory rate of 35% primarily due to the relative mix in earnings and losses in the U.S. versus foreign tax jurisdictions, the impact of certain discrete tax events and losses incurred in tax jurisdictions which do not result in a tax benefit.
During the three months ended June 30, 2016, we received approval from the Internal Revenue Service on an application for a change in accounting method.  As a result of the change, we recognized an additional $51.2 million of income tax benefits, of which $39.4 million was recognized as a receivable in Other current assets and prepaid expenses and $11.8 million was recognized as a reduction of Deferred tax liabilities, net.
We periodically evaluate the realizability of our net deferred tax assets. Our tax accruals are analyzed periodically and adjustments are made as events occur to warrant such adjustment. On January 5, 2016, the Israeli Parliament officially published the Law for the Amendment of the Israeli Tax Ordinance (Amendment 216), that reduces the standard corporate income tax rate from 26.5% to 25%.  The amendment was entered into force on January 1, 2016 and the 25% corporate tax rate will apply to income that was generated from that day onwards.  The new rate has been used in determining Income tax (provision) benefit in 2016.
Revenue recognition. Revenue for laboratory services is recognized at the time test results are reported, which approximates when services are provided. Services are provided to patients covered by various third-party payer programs including various managed care organizations, as well as the Medicare and Medicaid programs. Billings for services under third-party payer programs are included in revenue net of allowances for contractual discounts and allowances for differences between the amounts billed and estimated program payment amounts. Adjustments to the estimated payment amounts based on final settlement with the programs are recorded upon settlement as an adjustment to revenue. For the six months ended June 30, 2016 and 2015, approximately 10% and 4%, respectively, of our revenues from services were derived directly from the Medicare and Medicaid programs. The increase in revenues from laboratory services, including revenue from Medicare and Medicaid programs, is due to the acquisition of Bio-Reference in August 2015.
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
Revenue from transfer of intellectual property includes revenue related to the sale, license or transfer of intellectual property such as upfront license payments, license fees, milestone and royalty payments received through our license, and collaboration and commercialization agreements. We analyze our multiple-element arrangements to determine whether the elements can be separated and accounted for individually as separate units of accounting.
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
The assessment of our obligations and related performance periods requires significant management judgment. If an agreement contains research and development obligations, the relevant time period for the research and development phase is based on management estimates and could vary depending on the outcome of clinical trials and the regulatory approval process. Such changes could materially impact the revenue recognized, and as a result, management reviews the estimates related to the relevant time period of research and development on a quarterly basis. For the three and six months ended June 30, 2016, revenue from transfer of intellectual property includes $17.7 million and $35.3 million, respectively, of revenue related to the Pfizer Transaction. For the three and six months ended June 30, 2015, revenue from transfer of intellectual property includes $17.7 million and $30.2 million, respectively, of revenue related to the Pfizer Transaction. Refer to Note 12.
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
Total deferred revenue included in Accrued expenses and Other long-term liabilities was $198.5 million and $232.9 million at June 30, 2016 and December 31, 2015, respectively. The deferred revenue balance at June 30, 2016 relates primarily to the Pfizer Transaction. Refer to Note 12.
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
While we have receivables due from federal and state governmental agencies, we do not believe that such receivables represent a credit risk since the related health care programs are funded by federal and state governments, and payment is primarily dependent upon submitting appropriate documentation. Accounts receivable balances (net of contractual adjustments) from Medicare and Medicaid were $30.4 million and $26.1 million at June 30, 2016 and December 31, 2015, respectively.
The portion of our accounts receivable due from individual patients comprises the largest portion of credit risk. At June 30, 2016 and December 31, 2015, receivables due from patients represent approximately 6.6% and 7.5%, respectively, of our consolidated accounts receivable (prior to allowance for doubtful accounts).
We assess the collectability of accounts receivable balances by considering factors such as historical collection experience, customer credit worthiness, the age of accounts receivable balances, regulatory changes and current economic conditions and trends that may affect a customer’s ability to pay. Actual results could differ from those estimates. Our reported net income (loss) is directly affected by our estimate of the collectability of accounts receivable. The allowance for doubtful accounts was $48.8 million and $25.2 million at June 30, 2016 and December 31, 2015, respectively. The provision for bad debts for the six months ended June 30, 2016 and 2015 was $40.5 million and $0.6 million, respectively.
Equity-based compensation. We measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is recognized in the Condensed Consolidated Statement of Operations over the period during which an employee is required to provide service in exchange for the award. We record excess tax benefits, realized from the exercise of stock options as a financing cash inflow and as a reduction of taxes paid in cash flow from operations. Equity-based compensation arrangements to non-employees are recorded at their fair value on the measurement date. The measurement of equity-based compensation to non-employees is subject to periodic adjustment as the underlying equity instruments vest. During the six months ended June 30, 2016 and 2015, we recorded $26.1 million and $14.1 million, respectively, of equity-based compensation expense.
Research and development expenses. Research and development expenses include external and internal expenses, partially offset by third-party grants and fundings arising from collaboration agreements. External expenses include clinical and non-clinical activities performed by contract research organizations, lab services, purchases of drug and diagnostic product materials and manufacturing development costs. Research and development employee-related expenses include salaries, benefits and equity-based compensation expense. Other internal research and development expenses are incurred to support overall research and development activities and include expenses related to general overhead and facilities. We expense these costs in the period in which they are incurred. We estimate our liabilities for research and development expenses in order to match the recognition of expenses to the period in which the actual services are received. As such, accrued liabilities related to third party research and development activities are recognized based upon our estimate of services received and degree of completion of the services in accordance with the specific third party contract.
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
Segment reporting. Our chief operating decision-maker (“CODM”) is Phillip Frost, M.D., our Chairman and Chief Executive Officer. Our CODM reviews our operating results and operating plans and makes resource allocation decisions on a Company-wide or aggregate basis. We manage our operations in two reportable segments, pharmaceutical and diagnostics. The pharmaceutical segment consists of our pharmaceutical operations we acquired in Chile, Mexico, Ireland, Israel and Spain and our pharmaceutical research and development. The diagnostics segment primarily consists of clinical laboratory operations we acquired through the acquisitions of Bio-Reference and OPKO Lab and our point-of-care operations. There are no significant inter-segment sales. We evaluate the performance of each segment based on operating profit or loss. There is no inter-segment allocation of interest expense and income taxes.
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
Recent accounting pronouncements. In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers.” ASU No. 2014-09 clarifies the principles for recognizing revenue and develops a common revenue standard for GAAP and International Financial Reporting Standards that removes inconsistencies and weaknesses in revenue requirements, provides a more robust framework for addressing revenue issues, improves comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets, provides more useful information to users of financial statements through improved disclosure requirements and simplifies the preparation of financial statements by reducing the number of requirements to which an entity must refer. ASU No. 2014-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. Companies can choose to apply the ASU using either the full retrospective approach or a modified retrospective approach. We are currently evaluating both methods of adoption and the impact that the adoption of this ASU will have on our Condensed Consolidated Financial Statements.
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
In November 2015, the FASB issued ASU No. 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes,” which requires deferred tax liabilities and assets to be classified as noncurrent in a classified statement of financial position.  We early adopted the provisions of this ASU prospectively in the fourth quarter of 2015, and did not retrospectively adjust the prior periods.  The adoption of this ASU simplifies the presentation of deferred income taxes and reduces complexity without decreasing the usefulness of information provided to users of financial statements.  The adoption of ASU 2015-17 did not have a significant impact on our Condensed Consolidated Financial Statements.
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

	For the three months ended June 30,		For the six months ended June 30,
(Shares in thousands)	2016	2015	2016	2015
Numerator
Net income (loss) attributable to common shareholders, basic	$15,533	$(42,766)	$3,554	$(159,878)
Add: Interest on 2033 Senior Notes	604	—	1,196	—
Change in FV of embedded derivative income	(4,872)	—	(4,734)	—
Net income (loss) attributable to common shareholders, diluted	$11,265	$(42,766)	$16	$(159,878)

Denominator
(Shares in thousands)
Weighted average common shares outstanding, basic	547,559	462,253	546,691	454,361
Effect of dilutive securities:
Stock options	4,264	—	4,222	—
Warrants	661	—	1,267	—
2033 Senior Notes	4,556	—	4,556	—
Dilutive potential shares	9,481	—	10,045	—
Weighted average common shares outstanding, diluted	557,040	462,253	556,736	454,361

Earnings (loss) per share, basic	$0.03	$(0.09)	$0.01	$(0.35)
Earnings (loss) per share, diluted	$0.02	$(0.09)	$—	$(0.35)

A total of 11,261,582 and 14,375,502 potential shares of Common Stock have been excluded from the calculation of diluted net loss per share for the three and six months ended June 30, 2015, respectively, because their inclusion would be antidilutive.
During the three months ended June 30, 2016, 439,238 Common Stock options and Common Stock warrants to purchase shares of our Common Stock were exercised, resulting in the issuance of 318,082 shares of Common Stock. Of the 439,238 Common Stock options and Common Stock warrants exercised, 121,156 shares of Common Stock were surrendered in lieu of a cash payment via the net exercise feature of the agreements.
During the six months ended June 30, 2016, 2,238,537 Common Stock options and Common Stock warrants to purchase shares of our Common Stock were exercised, resulting in the issuance of 2,113,157 shares of Common Stock. Of the 2,238,537 Common Stock options and Common Stock warrants exercised, 125,380 shares of Common Stock were surrendered in lieu of a cash payment via the net exercise feature of the agreements.
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

NOTE 4 COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS

(In thousands)	June 30, 2016	December 31, 2015
Accounts receivable, net
Accounts receivable	$262,145	$219,043
Less: allowance for doubtful accounts	(48,773)	(25,168)
	$213,372	$193,875
Inventories, net
Consumable supplies	$22,825	$22,265
Finished products	13,944	13,404
Work in-process	1,137	1,215
Raw materials	5,453	3,848
Less: inventory reserve	(1,313)	(1,051)
	$42,046	$39,681
Other current assets and prepaid expenses
Taxes recoverable	52,588	3,076
Other receivables	13,464	11,946
Prepaid supplies	9,534	8,773
Prepaid insurance	2,144	2,206
Other	776	903
	$78,506	$26,904
Intangible assets, net:
Customer relationships	$450,792	$449,972
Technologies	339,307	151,709
Trade names	50,469	50,416
Licenses	23,509	23,432
Covenants not to compete	16,362	8,612
Product registrations	7,836	7,512
Other	4,394	5,600
Less: accumulated amortization	(88,224)	(59,101)
	$804,445	$638,152
Accrued expenses:
Deferred revenue	$73,112	$70,246
Employee benefits	37,121	29,751
Contingent consideration	30,294	22,164
Taxes payable	10,954	7,605
Capital leases short-term	5,069	5,373
Clinical trials	10,051	2,505
Milestone payment	4,966	5,000
Professional fees	1,967	1,506
Other	36,314	23,749
	$209,848	$167,899

(In thousands)	June 30, 2016	December 31, 2015
Other long-term liabilities:
Deferred revenue	$125,348	$162,634
Line of credit	38,135	72,107
Contingent consideration	36,340	32,258
Mortgages and other debts payable	1,807	2,523
Capital leases long-term	8,500	9,285
Other	14,186	13,663
	$224,316	$292,470
All of the intangible assets and goodwill acquired relate to our acquisitions of principally OPKO Renal, OPKO Biologics, EirGen and Bio-Reference. We do not anticipate capitalizing the cost of product registration renewals, rather we expect to expense these costs, as incurred. Our goodwill is not tax deductible for income tax purposes in any jurisdiction we operate in.
We reclassified $187.6 million of IPR&D related to Rayaldee from In-process research and development to Intangible assets, net in our Condensed Consolidated Balance Sheet upon the FDA’s approval of Rayaldee in June 2016. In addition, we made certain purchase price allocation adjustments related to the Bio-Reference acquisition during the six months ended June 30, 2016. Refer to Note 5. Other changes in value of the intangible assets and goodwill are primarily due to foreign currency fluctuations between the Chilean and Mexican pesos, the Euro and the Shekel against the U.S. dollar.
The following table reflects the changes in Goodwill during the six months ended June 30, 2016.

	2016
(In thousands)	Balance at January 1st	Purchase accounting adjustments	Foreign exchange	Balance at June 30th
Pharmaceuticals
CURNA	$4,827	$—	$—	$4,827
EirGen	81,139	—	1,573	82,712
FineTech	11,698	—	—	11,698
OPKO Chile	4,517	—	309	4,826
OPKO Biologics	139,784	—	—	139,784
OPKO Health Europe	7,191	—	130	7,321
OPKO Renal	2,069	—	—	2,069

Diagnostics
Bio-Reference	441,158	(54,300)	—	386,858
OPKO Diagnostics	17,977	—	—	17,977
OPKO Lab	32,988	—	—	32,988
	$743,348	$(54,300)	$2,012	$691,060

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
The following table summarizes the preliminary purchase price allocation and the estimated fair value of the net assets acquired and liabilities assumed at the date of acquisition. The purchase price allocation for Bio-Reference is preliminary pending completion of the fair value analysis of acquired assets and liabilities:

(In thousands)	Bio-Reference
Purchase price:
Value of OPKO Common Stock issued to Bio-Reference shareholders	$947,889
Value of replacement stock options awards to holders of Bio-Reference stock options	2,259
Total purchase price	$950,148

Preliminary value of assets acquired and liabilities assumed:
Current assets
Cash and cash equivalents	$15,800
Accounts receivable	168,164
Inventory	19,674
Other current assets, principally deferred tax assets	99,116
Total current assets	302,754
Property, plant and equipment	112,457
Intangible assets:
Trade name	47,100
Customer relationships	395,200
Technology	100,600
Other intangible assets	7,750
Total intangible assets	550,650
Goodwill	386,858
Investments	5,326
Other assets	13,265
Total assets	1,371,310
Accounts payable and accrued expenses	(108,217)
Income taxes payable	(1,014)
Lines of credit and notes payable	(65,701)
Capital lease obligations	(18,293)
Deferred tax liability (non-current)	(227,937)
Total purchase price	$950,148
During 2016, we continued to finalize our purchase price allocation during the measurement period and obtained new fair value information related to certain assets acquired and liabilities assumed of Bio-Reference. As a result, for the six months ended June 30, 2016 we adjusted the purchase price allocation by increasing Other current assets by $38.0 million, increasing Other intangible assets by $7.8 million, decreasing Goodwill by $54.3 million, decreasing Accrued expenses by $0.5 million, increasing Income taxes payable by $0.6 million and decreasing Deferred tax liability (non-current) by $8.6 million. As a result of these adjustments, Amortization of intangible assets in our Condensed Consolidated Statement of Operations for the six months ended June 30, 2016 increased $2.2 million.
The purchase price allocation adjustments are largely due to an approval we received from the Internal Revenue Service during 2016 on an application for a change in accounting method.  As a result of the change, we recognized an additional $51.2 million of income tax benefits, of which $39.4 million was recognized as a receivable in Other current assets and $11.8 million was recognized as a reduction of our Deferred tax liability (non-current). In addition, Goodwill was reduced by $51.2 million.
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
Pro forma disclosure for Bio-Reference acquisition
The pro forma information has been prepared utilizing period ends that differ by less than 93 days, as permitted by Regulation S-X. We are a registrant with a fiscal year that ends on December 31 and Bio-Reference was a registrant with a fiscal year that ended on October 31. The pro forma results for the three and six months ended June 30, 2015 combines the results of operations of OPKO and Bio-Reference, giving effect to the merger as if it occurred on January 1, 2014, and are based on the individual condensed consolidated statements of operations of OPKO as of June 30, 2015 and Bio-Reference as of April 30, 2015.

(In thousands)	Three months ended June 30, 2015	Six months ended June 30, 2015
Revenues	$266,415	$505,333
Net loss	(40,252)	(157,880)
Net loss attributable to common shareholders	(39,777)	(156,480)
The unaudited pro forma financial information is presented for information purposes only. The unaudited pro forma financial information may not necessarily reflect our future results of operations or what the results of operations would have been had we owned and operated Bio-Reference as of the beginning of the period presented.
EirGen Pharma Limited acquisition
In May 2015, we acquired all of the issued and outstanding shares of EirGen, a specialty pharmaceutical company incorporated in Ireland focused on the development and commercial supply of high potency, high barrier to entry pharmaceutical products, for $133.8 million. We acquired the outstanding shares of EirGen for approximately $100.2 million in cash and delivered 2,420,487 shares of our Common Stock valued at approximately $33.6 million based on the closing price per share of our Common Stock as reported by the New York Stock Exchange on the closing date of the acquisition, $13.88 per share.

The following table summarizes the final purchase price allocation and the fair value of the net assets acquired and liabilities assumed in the acquisition of EirGen at the date of acquisition:

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
Revenue and Net income (loss) in the Condensed Consolidated Statement of Operations for the six months ended June 30, 2015 includes revenue and net loss of EirGen from the date of acquisition to June 30, 2015 of $2.3 million and $0.8 million, respectively.
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
Pro forma disclosure for EirGen acquisition
The following table includes the pro forma results for the three and six months ended June 30, 2015 and combines the results of operations of OPKO and EirGen as though the acquisition of EirGen had occurred on January 1, 2014.

(In thousands)	Three months ended June 30, 2015	Six months ended June 30, 2015
Revenues	$43,848	$76,769
Net loss	(43,420)	(162,331)
Net loss attributable to common shareholders	(42,945)	(160,931)
The unaudited pro forma financial information is presented for information purposes only. The unaudited pro forma financial information may not necessarily reflect our future results of operations or what the results of operations would have been had we owned and operated EirGen as of the beginning of the period presented.

Investments
The following table reflects the accounting method, carrying value and underlying equity in net assets of our unconsolidated investments as of June 30, 2016:

(in thousands)
Investment type	Investment Carrying Value	Underlying Equity in Net Assets
Equity method investments	$27,429	$16,254
Variable interest entity, equity method	620	—
Available for sale investments	5,312
Warrants and options	888
Total carrying value of investments	$34,249
Equity Method Investments
Our equity method investments consist of investments in Pharmsynthez (ownership 17%), Cocrystal Pharma, Inc. (“COCP”) (8%), Sevion Therapeutics, Inc. (“Sevion”) (3%), Non-Invasive Monitoring Systems, Inc. (1%), Neovasc (4%), VBI (17%) and InCellDx, Inc. (27%). The total assets, liabilities, and net losses of our equity method investees as of and for the six months ended June 30, 2016 were $421.4 million, $(167.8) million, and $(125.7) million, respectively. We have determined that we and/or our related parties can significantly influence the success of our equity method investments through our board representation and/or voting power. Accordingly, we account for our investment in these entities under the equity method. For investments classified under the equity method of accounting, we record our proportionate share of their losses in Loss from investments in investees in our Condensed Consolidated Statement of Operations. The aggregate value of our equity method investments based on the quoted market price of their common stock and the number of shares held by us as of June 30, 2016 is $57.7 million.
Available for Sale Investments
Our available for sale investments consist of investments in RXi Pharmaceuticals Corporation (“RXi”) (ownership 3%), ChromaDex Corporation (2%), MabVax Therapeutics Holdings, Inc. (“MabVax”) (1%), ARNO Therapeutics, Inc. (“ARNO”) (4%) and Xenetic Biosciences, Inc. (“Xenetic”) (6%). We have determined that our ownership, along with that of our related parties, does not provide us with significant influence over the operations of our available for sale investments. Accordingly, we account for our investment in these entities as available for sale, and we record changes in these investments as an unrealized gain or loss in Other comprehensive income (loss) each reporting period.
Sales of Investments
Gains (losses) included in earnings from sales of our investments are recorded in Other income (expense), net in our Condensed Consolidated Statement of Operations. We did not have any such activity in the six months ended June 30, 2016 and 2015. The cost of securities sold is based on the specific identification method. Refer to Investment in SciVac below.
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
We own 1,260,000 shares of Zebra Series A-2 Preferred Stock and 900,000 shares of Zebra restricted common stock (ownership 29% at June 30, 2016). Zebra is a privately held biotechnology company focused on the discovery and development of biosuperior antibody therapeutics and complex drugs. Dr. Richard Lerner, M.D., a member of our Board of Directors, is a founder of Zebra and, along with Dr. Frost, serves as a member of Zebra’s Board of Directors.
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
In May, 2016, STI completed a merger transaction pursuant to which a wholly-owned subsidiary of STI merged with and into VBI Vaccines Inc. with VBI Vaccines Inc. surviving the merger as a wholly-owned subsidiary of STI, and STI changed its name to VBI Vaccines Inc. (“VBI”) . We recorded a $2.5 million gain in connection with the merger transaction in Other income (expense), net in our Condensed Consolidated Statement of Operations for the six months ended June 30, 2016. In June 2016, we invested an additional $5.7 million in VBI for 1,362,370 shares of its common stock. As a result of these two transactions, OPKO’s ownership in VBI changed to 17%.
We account for our investment in VBI under the equity method as we have determined that we can significantly influence VBI through our board representation.
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

In March 2016, we entered into an agreement with Relative Core pursuant to which we delivered $5.0 million to Relative Core in exchange for a $5.0 million promissory note (“Relative Note”) which bears interest at 10% and is due in March 2017. The Relative Note is secured by 4,000,000 shares of common stock of Xenetic and 494,462 shares of OPKO common stock. We recorded the Relative Note within Other current assets and prepaid expenses in our Condensed Consolidated Balance Sheet.
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
The following table sets forth information related to the 2033 Senior Notes which is included our Condensed Consolidated Balance Sheets as of June 30, 2016:

(In thousands)	Embedded conversion option	2033 Senior Notes	Discount	Debt Issuance Cost	Total
Balance at December 31, 2015	$23,737	$32,200	$(6,525)	$(426)	$48,986
Amortization of debt discount and debt issuance costs	—	—	907	74	981
Change in fair value of embedded derivative	(4,734)	—	—	—	(4,734)
Balance at June 30, 2016	$19,003	$32,200	$(5,618)	$(352)	$45,233
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
In August 2013, one of the conversion rights in the 2033 Senior Notes was triggered. Holders of the 2033 Senior Notes converted $16.9 million principal amount into 2,396,145 shares of the Company’s Common Stock. In June 2014, we entered into an exchange agreement with a holder of the Company’s 2033 Senior Notes pursuant to which such holder exchanged $70.4 million in aggregate principal amount of 2033 Senior Notes for 10,974,431 shares of the Company’s Common Stock and approximately $0.8 million in cash representing accrued interest through the date of completion of the exchange. During 2015, pursuant to a conversion right or through exchange agreements we entered with certain holders of our 2033 Senior Notes, holders of our 2033 Senior Notes converted or exchanged $55.4 million in aggregate principal amount of 2033 Senior Notes for 8,118,062 shares of the Company’s Common Stock.
On April 1, 2015, we initially announced that our 2033 Senior Notes were convertible through June 2015 by holders of such notes. This conversion right was triggered because the closing price per share of our Common Stock exceeded $9.19, or 130% of the initial conversion price of $7.07, for at least 20 of 30 consecutive trading days during the applicable measurement period. We have elected to satisfy our conversion obligation under the 2033 Senior Notes in shares of our Common Stock. Our 2033 Senior Notes continued to be convertible by holders of such notes for the remainder of 2015 and the first nine months of 2016, and may be convertible thereafter, if one or more of the conversion conditions specified in the Indenture is satisfied during future measurement periods. Pursuant to the Indenture, a holder who elects to convert the 2033 Senior Notes will receive 141.4827 shares of our Common Stock plus such number of additional shares as is applicable on the conversion date per $1,000 principal amount of 2033 Senior Notes based on the early conversion provisions in the Indenture. See further discussion in Note 14.
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

The following table sets forth the inputs to the lattice model used to value the embedded derivative:

June 30, 2016
Stock price	$9.34
Conversion Rate	141.4827
Conversion Price	$7.07
Maturity date	February 1, 2033
Risk-free interest rate	0.66%
Estimated stock volatility	49%
Estimated credit spread	1,018 basis points
The following table sets forth the fair value of the 2033 Senior Notes with and without the embedded derivatives, and the fair value of the embedded derivatives at June 30, 2016. At June 30, 2016 the principal amount of the 2033 Senior Notes was $32.2 million:

(In thousands)	June 30, 2016
Fair value of 2033 Senior Notes:
With the embedded derivatives	$45,821
Without the embedded derivatives	$26,818
Estimated fair value of the embedded derivatives	$19,003

Changes in certain inputs into the lattice model can have a significant impact on changes in the estimated fair value of the embedded derivatives. For example, a decrease in our estimated credit spread results in an increase in the estimated value of the embedded derivatives. Conversely, a decrease in the price of our Common Stock results in a decrease in the estimated fair value of the embedded derivatives. For the six months ended June 30, 2016, we observed an decrease in the market price of our Common Stock which primarily resulted in a $4.7 million decrease in the estimated fair value of our embedded derivatives recorded in Fair value changes of derivative instruments, net in our Condensed Consolidated Statements of Operations.

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

The Credit Agreement contains customary covenants and restrictions, including, without limitation, covenants that require Bio-Reference and its subsidiaries to maintain a minimum fixed charge coverage ratio if availability under the new credit facility falls below a specified amount and to comply with laws, and restrictions on the ability of Bio-Reference and its subsidiaries to incur additional indebtedness or to pay dividends and make certain other distributions to the Company, subject to certain exceptions as specified therein. Failure to comply with these covenants would constitute an event of default under the Credit Agreement, notwithstanding the ability of Bio-Reference to meet its debt service obligations. The Credit Agreement also includes various customary remedies for the lenders following an event of default, including the acceleration of repayment of outstanding amounts under the Credit Agreement and execution upon the collateral securing obligations under the Credit Agreement. Substantially all the assets of Bio-Reference and its subsidiaries are restricted from sale, transfer, lease, disposal or distributions to the Company, subject to certain exceptions. Bio-Reference and its subsidiaries net assets as of June 30, 2016 was approximately $1.0 billion, which includes goodwill of $386.9 million and intangible assets of $513.9 million.

In addition to the Credit Agreement with CB, we have line of credit agreements with nine other financial institutions as of June 30, 2016 and ten other financial institutions as of December 31, 2015 in United States, Chile and Spain. These lines of credit are used primarily as a source of working capital for inventory purchases.
The following table summarizes the amounts outstanding under the Bio Reference, Chilean and Spanish lines of credit:

(Dollars in thousands)			Balance Outstanding
Lender	Interest rate on borrowings at June 30, 2016	Credit line capacity	June 30, 2016	December 31, 2015
JPMorgan Chase	3.85%	$175,000	$38,135	$72,107
Itau Bank	5.50%	1,450	1,000	282
Bank of Chile	6.60%	2,500	2,493	2,313
BICE Bank	5.50%	2,000	314	1,502
BBVA Bank	5.50%	2,300	1,436	1,825
Security Bank	N/A	N/A	—	145
Estado Bank	5.50%	2,400	1,353	2,210
Santander Bank	5.50%	3,000	1,325	1,345
Scotiabank	5.00%	1,300	1,287	939
Corpbanca	5.00%	500	318	—
Banco Bilbao Vizcaya	2.90%	278	—	—
Total		$190,728	$47,661	$82,668
At June 30, 2016 and December 31, 2015, the weighted average interest rate on our lines of credit was approximately 4.6% and 4.3%, respectively.
At June 30, 2016 and December 31, 2015, we had notes payable and other debt (excluding the 2033 Senior Notes, the Credit Agreement and amounts outstanding under lines of credit) as follows:

(In thousands)	June 30, 2016	December 31, 2015
Current portion of notes payable	$1,007	$1,054
Other long-term liabilities	1,849	1,963
Total	$2,856	$3,017
The notes and other debt mature at various dates ranging from 2015 through 2024 bearing variable interest rates from 2.7% up to 6.3%. The weighted average interest rate on the notes and other debt at June 30, 2016 and December 31, 2015, was 3.4% and 4.3%, respectively. The notes payable are secured by our office space in Barcelona.

NOTE 7 ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
For the six months ended June 30, 2016, changes in Accumulated other comprehensive income (loss), net of tax, were as follows:

(In thousands)	Foreign currency	Unrealized gain (loss) in Accumulated OCI	Total
Balance at December 31, 2015	$(21,791)	$(746)	$(22,537)
Other comprehensive income (loss) before reclassifications	2,510	(3,404)	(894)
Balance at June 30, 2016	$(19,281)	$(4,150)	$(23,431)
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
A summary of our investments classified as available for sale and carried at fair value, is as follows:

	As of June 30, 2016
(In thousands)	Amortized Cost	Gross unrealized gains in Accumulated OCI	Gross unrealized losses in Accumulated OCI	Fair value
Common stock investments, available for sale	$8,084	$1,210	$(3,982)	$5,312
Total assets	$8,084	$1,210	$(3,982)	$5,312

	As of December 31, 2015
(In thousands)	Amortized Cost	Gross unrealized gains in Accumulated OCI	Gross unrealized losses in Accumulated OCI	Fair value
Common stock investments, available for sale	$2,978	$904	$(267)	$3,615
Total assets	$2,978	$904	$(267)	$3,615
Any future fluctuation in fair value related to our available for sale investments that is judged to be temporary, and any recoveries of previous write-downs, will be recorded in Accumulated other comprehensive income (loss). If we determine that any future valuation adjustment was other-than-temporary, we will record a loss during the period such determination is made.
As of June 30, 2016, we have money market funds that qualify as cash equivalents, marketable securities, forward foreign currency exchange contracts for inventory purchases (Refer to Note 9) and contingent consideration related to the acquisitions of CURNA, OPKO Diagnostics, OPKO Health Europe, and OPKO Renal that are required to be measured at fair value on a recurring basis. In addition, in connection with our investment and our consulting agreement with Neovasc, we record the related Neovasc options at fair value as well as the warrants from COCP, ARNO, Sevion and MabVax.

Our financial assets and liabilities measured at fair value on a recurring basis are as follows:

	Fair value measurements as of June 30, 2016
(In thousands)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Assets:
Money market funds	$34,680	$—	$—	$34,680
Marketable securities	15,634	—	—	15,634
Common stock investments, available for sale	5,312	—	—	5,312
Common stock options/warrants	—	888	—	888
Total assets	$55,626	$888	$—	$56,514
Liabilities:
Embedded conversion option	$—	$—	$19,003	$19,003
Forward contracts	—	206	—	206
Contingent consideration	—	—	66,634	66,634
Total liabilities	$—	$206	$85,637	$85,843

	Fair value measurements as of December 31, 2015
(In thousands)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Assets:
Money market funds	$84,421	$—	$—	$84,421
Common stock investments, available for sale	3,615	—	—	3,615
Common stock options/warrants	—	5,338	—	5,338
Forward contracts	—	9	—	9
Total assets	$88,036	$5,347	$—	$93,383
Liabilities:
Embedded conversion option	$—	$—	$23,737	$23,737
Contingent consideration	—	—	54,422	54,422
Total liabilities	$—	$—	$78,159	$78,159
The carrying amount and estimated fair value of our 2033 Senior Notes without the embedded conversion option, as well as the applicable fair value hierarchy tiers, are contained in the table below. The fair value of the 2033 Senior Notes is determined using a binomial lattice approach in order to estimate the fair value of the embedded derivative in the 2033 Senior Notes. Refer to Note 6.

	June 30, 2016
(In thousands)	Carrying Value	Total Fair Value	Level 1	Level 2	Level 3
2033 Senior Notes	$26,582	$26,818	$—	$—	$26,818
There have been no transfers between Level 1 and Level 2 and no transfers to or from Level 3 of the fair value hierarchy.
As of June 30, 2016 and December 31, 2015, the carrying value of our other assets and liabilities approximates their fair value due to their short-term nature or variable rate of interest.
The following table reconciles the beginning and ending balances of our Level 3 assets and liabilities as of June 30, 2016:

	June 30, 2016
(In thousands)	Contingent consideration	Embedded conversion option
Balance at December 31, 2015	$54,422	$23,737
Total losses for the period:
Included in results of operations	12,511	(4,734)
Foreign currency impact	14	—
Payments	(313)	—
Balance at June 30, 2016	$66,634	$19,003
The estimated fair values of our financial instruments have been determined by using available market information and what we believe to be appropriate valuation methodologies. We use the following methods and assumptions in estimating fair value:
Contingent consideration – We estimate the fair value of the contingent consideration utilizing a discounted cash flow model for the expected payments based on estimated timing and expected revenues. We use several discount rates depending on each type of contingent consideration related to OPKO Diagnostics, CURNA, OPKO Health Europe and OPKO Renal transactions. If estimated future sales were to decrease by 10%, the contingent consideration related to OPKO Renal, which represents the majority of our contingent consideration liability, would decrease by $2.2 million. As of June 30, 2016, of the $66.6 million of contingent consideration, $30.3 million is recorded in Accrued expenses and $36.3 million is recorded in Other long-term liabilities. As of December 31, 2015, of the $54.4 million of contingent consideration, $22.2 million is recorded in Accrued expenses and $32.3 million is recorded in Other long-term liabilities.
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

NOTE 9 DERIVATIVE CONTRACTS
The following table summarizes the fair values and the presentation of our derivative financial instruments in the Condensed Consolidated Balance Sheets:

(In thousands)	Balance Sheet Component	June 30, 2016	December 31, 2015
Derivative financial instruments:
Common Stock options/warrants	Investments, net	$888	$5,338
Embedded conversion option	2033 Senior Notes, net of discount and estimated fair value of embedded derivatives	$19,003	$23,737
Forward contracts	Unrealized gains on forward contracts are recorded in Other current assets and prepaid expenses. Unrealized losses on forward contracts are recorded in Accrued expenses.	$(206)	$9

We enter into foreign currency forward exchange contracts to cover the risk of exposure to exchange rate differences arising from inventory purchases on letters of credit. Under these forward contracts, for any rate above or below the fixed rate, we receive or pay the difference between the spot rate and the fixed rate for the given amount at the settlement date.
To qualify the derivative instrument as a hedge, we are required to meet strict hedge effectiveness and contemporaneous documentation requirements at the initiation of the hedge and assess the hedge effectiveness on an ongoing basis over the life of the hedge. At June 30, 2016 and December 31, 2015, our derivative financial instruments do not meet the documentation requirements to be designated as hedges. Accordingly, we recognize the changes in Fair value of derivative instruments, net in our Condensed Consolidated Statements of Operations. The following table summarizes the losses and gains recorded for the six months ended June 30, 2016 and 2015:

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2016	2015	2016	2015
Derivative gain (loss):
Common Stock options/warrants	$(3,730)	$(2,446)	$(4,716)	$1,425
2033 Senior Notes	4,872	(14,220)	4,734	(67,950)
Forward contracts	93	110	(206)	181
Total	$1,235	$(16,556)	$(188)	$(66,344)
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
We reimburse Dr. Frost for Company-related use by Dr. Frost and our other executives of an airplane owned by a company that is beneficially owned by Dr. Frost. We reimburse Dr. Frost for out-of-pocket operating costs for the use of the airplane by Dr. Frost or Company executives for Company-related business. We do not reimburse Dr. Frost for personal use of the airplane by Dr. Frost or any other executive. For the three and six months ended June 30, 2016, we recognized approximately $62 thousand and $119 thousand, respectively, for Company-related travel by Dr. Frost and other OPKO executives. For the three and six months ended June 30, 2015, we recognized approximately $167 thousand and $293 thousand, respectively, for Company-related travel by Dr. Frost and other OPKO executives.

NOTE 11 COMMITMENTS AND CONTINGENCIES
In connection with our acquisitions of CURNA, OPKO Diagnostics, OPKO Health Europe, and OPKO Renal, we agreed to pay future consideration to the sellers upon the achievement of certain events. As a result, as of June 30, 2016, we recorded $66.6 million as contingent consideration, with $30.3 million recorded within Accrued expenses and $36.3 million recorded within Other long-term liabilities in the accompanying Condensed Consolidated Balance Sheets. Refer to Note 4.
On or around October 21, 2014, we received a Civil Investigative Demand (“Demand”) from the U.S. Attorney’s Office for the Middle District of Tennessee (“Attorney’s Office”). The Demand concerns an investigation of allegations that the Company or one of its affiliated entities or other parties submitted false claims for payment related to services provided to government healthcare program beneficiaries in violation of the False Claims Act, 31 U.S.C. Section 3729. We entered into a settlement agreement resolving the matter in May 2016, and it did not have a financial impact on the Company.
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
On December 18, 2013, Bio-Reference filed an action in the Superior Court of New Jersey against Horizon, captioned Bio-Reference Laboratories, Inc. v. Horizon Healthcare Services, Inc. d/b/a Horizon Blue Cross Blue Shield of New Jersey, Docket No. BER L-009748-13 (N.J. Super. Ct. Bergen County). Bio-Reference has been an in-network provider with Horizon’s PPO network for more than 20 years and filed the lawsuit after attempts to resolve its dispute with Horizon were unsuccessful. The parties have agreed to a full and final settlement of the matter with an effective date of March 31, 2016, based on an execution date of May 11, 2016. Among other consideration, under the terms of the settlement, Horizon paid Bio-Reference a negotiated settlement for the disputed claims and Bio-Reference’s current PPO contract will remain in effect through December 31, 2018. The settlement was not material to Revenue from services in our Condensed Consolidated Statements of Operations for the three or six months ended June 30, 2016.
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
From time to time, we may receive inquiries, document requests, or subpoenas from the Department of Justice, the Office of Inspector General and Office for Civil Rights (“OCR”) of the Department of Health and Human Services, the Centers for Medicare and Medicaid Services, various payors and fiscal intermediaries, and other state and federal regulators regarding investigations, audits and reviews. In addition to the matters discussed in this note, we are currently responding to subpoenas or document requests for various matters relating to our laboratory operations.  In addition, we are subject to other claims and lawsuits arising in the ordinary course of our business. Some pending or threatened proceedings against us may involve potentially substantial amounts as well as the possibility of civil, criminal, or administrative fines, penalties, or other sanctions, which could be material.  Settlements of suits involving the types of issues that we routinely confront may require monetary payments as well as corporate integrity agreements.  Additionally, qui tam or “whistleblower” actions initiated under the civil False Claims Act may be pending but placed under seal by the court to comply with the False Claims Act’s requirements for filing such suits.  Also, from time to time, we may detect issues of non-compliance with federal healthcare laws pertaining to claims submission and reimbursement practices and/or financial relationships with physicians, among other things.  We may avail ourselves of various mechanisms to address these issues, including participation in voluntary disclosure protocols.  Participating in voluntary disclosure protocols can have the potential for significant settlement obligations or even enforcement action.  The Company generally has cooperated, and intends to continue to cooperate, with appropriate regulatory authorities as and when investigations, audits and inquiries arise.
We are a party to other litigation in the ordinary course of business. We do not believe that any such litigation will have a material adverse effect on our business, financial condition, results of operations or cash flows.
We expect to continue to incur substantial research and development expenses, including expenses related to the hiring of personnel and additional clinical trials. We expect that selling, general and administrative expenses will also increase as we expand our sales, marketing and administrative staff and add infrastructure, particularly as we prepare for the launch of Rayaldee. We do not anticipate that we will generate substantial revenue from the sale of proprietary pharmaceutical products or certain of our diagnostic products for some time and we have generated only limited revenue from our pharmaceutical operations in Chile, Mexico, Israel, Spain, and Ireland, and from sale of the 4Kscore test. If we acquire additional assets or companies, accelerate our product development programs or initiate additional clinical trials, we will need additional funds. If we are not able to secure additional funding when needed, we may have to delay, reduce the scope of, or eliminate one or more of our clinical trials or research and development programs or possible acquisitions.
We have employment agreements with certain executives of Bio-Reference which provide for compensation and certain other benefits and for severance payments under certain circumstances. During the six months ended June 30, 2016, we recognized $17.2 million of severance costs pursuant to these employment agreements as a component of Selling, general and administrative expense.
At June 30, 2016, we were committed to make future purchases for inventory and other items in 2016 that occur in the ordinary course of business under various purchase arrangements with fixed purchase provisions aggregating $54.4 million.
NOTE 12 STRATEGIC ALLIANCES
Vifor Fresenius Medical Care Pharma Ltd
We plan to develop a portfolio of product candidates through a combination of internal development and external partnerships. In May 2016, EirGen, our wholly-owned subsidiary, and Vifor Fresenius Medical Care Pharma Ltd (“VFMCRP”), entered into a Development and License Agreement (the “VFMCRP Agreement”) for the development and marketing of Rayaldee (the “Product”) worldwide, except for (i) the United States, (ii) any country in Central America or South America (excluding Mexico), (iii) Russia, (iv) China, (v) Japan, (vi) Ukraine, (vii) Belorussia, (viii) Azerbaijan, (ix) Kazakhstan, and (x) Taiwan (the “Territory”). The license to VFMCRP potentially covers all therapeutic and prophylactic uses of the Product in humans (the “Field”), provided that initially the license is for the use of the Product for the treatment or prevention of secondary hyperparathyroidism related to patients with stage 3 or 4 chronic kidney disease and vitamin D insufficiency/deficiency (the “Initial Indication”).
Under the terms of the VFMCRP Agreement, EirGen granted to VFMCRP an exclusive license in the Territory in the Field to use certain EirGen patents and technology to make, have made, use, sell, offer for sale, and import Products and to develop, commercialize, have commercialized, and otherwise exploit the Product. EirGen received a non-refundable and non-creditable initial payment of $50 million. EirGen is also eligible to receive up to an additional $37 million in regulatory milestones (“Regulatory Milestones”) and $195 million in launch and sales-based milestones (“Sales Milestones”), and will receive tiered, double digit royalty payments or a minimum royalty, whichever is greater, upon the commencement of sales of the Product within the Territory and in the Field.
As part of the arrangement, the companies will share responsibility for the conduct of trials specified within an agreed-upon development plan, with each company leading certain activities within the plan. EirGen will lead the manufacturing activities within and outside the Territory and the commercialization activities outside the Territory and outside the Field in the Territory and VFMCRP will lead the commercialization activities in the Territory and the Field. For the initial development plan agreed to by the companies, the companies have agreed to certain cost sharing arrangements. VFMCRP will be responsible for all other development costs that VFMCRP considers necessary to develop the Product for the use of the Product for the Initial Indication in the Territory in the Field except as otherwise provided in the VFMCRP Agreement.
The VFMCRP Agreement will remain in effect with respect to the Product in each country of the Territory, on a country by country basis, until the date on which VFMCRP shall have no further payment obligations to EirGen under the terms of the VFMCRP Agreement, unless earlier terminated pursuant to the VFMCRP Agreement. VFMCRP’s royalty obligations expire on a country-by-country and product-by-product basis on the later of (i) expiration of the last to expire valid claim covering the

Product sold in such country, (ii) expiration of all regulatory and data exclusivity applicable to the Product in the country of sale, and (c) ten (10) years after the Product first commercial sale in such country. In addition to termination rights for material breach and bankruptcy, VFMCRP is permitted to terminate the VFMCRP Agreement in its entirety, or with respect to one or more countries in the Territory, after a specified notice period, provided that VFMCRP shall not have the right to terminate the VFMCRP Agreement with respect to certain major countries without terminating the entire VFMCRP Agreement. If the VFMCRP Agreement is terminated by EirGen or VFMCRP, provision has been made for transition of product and product responsibilities to EirGen.
In connection with the VFMCRP Agreement, the parties entered into a letter agreement (the “Letter Agreement”) pursuant to which EirGen granted to VFMCRP an exclusive option (the “Option”) to acquire an exclusive license under certain EirGen patents and technology to use, import, offer for sale, sell, distribute and commercialize the Product in the United States solely for the treatment of secondary hyperparathyroidism in dialysis patients with chronic kidney disease and vitamin D insufficiency (the “Dialysis Indication”). Upon exercise of the Option, VFMCRP will reimburse EirGen for all of the development costs incurred by EirGen with respect to the Product for the Dialysis Indication in the United States. VFMCRP would also pay EirGen up to an additional aggregate amount of $555 million upon the achievement of certain milestones and would be obligated to pay certain double digit royalties on VFMCRP’s sales in the United States for the Dialysis Indication.
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
OPKO has guaranteed the performance of certain of EirGen’s obligations under the VFMCRP Agreement and the Letter Agreement.
For revenue recognition purposes, we evaluated the various agreements with Vifor to determine whether there were multiple deliverables in the arrangement. The VFMCRP Agreement provides for the following: (1) an exclusive license in the Territory in the Field to use certain patents and technology to make, have made, use, sell, offer for sale, and import Products and to develop, commercialize, have commercialized, and otherwise exploit the Product; (2) EirGen will supply Products to support the development, sale and commercialization of the Products to VFMCRP in the Territory (the “Manufacturing Services”); (3) the Option to acquire an exclusive license under certain EirGen patents and technology to use, import, offer for sale, sell, distribute and commercialize the Product in the United States solely for the Dialysis Indication. Based on our evaluation, the exclusive license is the only deliverable at the outset of the arrangement. We concluded the Manufacturing Services was a contingent deliverable dependent on the future regulatory and commercial action by VFMCRP and the Option was substantive and not considered a deliverable under the license arrangement.
We recognized the $50.0 million upfront license payment in Revenue from transfer of intellectual property in our Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2016. Revenues related to the Manufacturing Services will be recognized as Product is sold to VFMCRP. No revenue related to the Option will be recognized unless and until VFMCRP exercises its’ Option under the Letter Agreement.
We determined that the cost sharing arrangement for development of the Dialysis Indication is not a deliverable in the VFMCRP Agreement. Payments for the Dialysis Indication will be recorded as Research and development expense as incurred.
EirGen is also eligible to receive up to an additional $37 million in Regulatory Milestones and $195 million in Sales Milestones. Payments received for Regulatory Milestones and Sales Milestones are non-refundable. The Regulatory Milestones are payable if and when VFMCRP obtains approval from certain regulatory authorities and will be recognized as revenue in the period in which the associated milestone is achieved, assuming all other revenue recognition criteria are met. We account for the Sales Milestones as royalties and Sales Milestones payments will be recognized as revenue in full in the period in which the associated milestone is achieved, assuming all other revenue recognition criteria are met. To date, no revenue has been recognized related to the achievement of the milestones.
Pfizer Inc.
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
We are recognizing the non-refundable $295.0 million upfront payments on a straight-line basis over the performance period. We recognized $35.3 million of revenue related to the Pfizer Transaction in Revenue from transfer of intellectual property in our Condensed Consolidated Statement of Operations during the six months ended June 30, 2016, and had deferred revenue related to the Pfizer Transaction of $194.2 million at June 30, 2016. As of June 30, 2016, $70.6 million of deferred revenue related to the Pfizer Transaction was classified in Accrued expenses and $123.6 million was classified in Other long-term liabilities in our Condensed Consolidated Balance Sheet.
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

TESARO
In November 2009, we entered into an asset purchase agreement (the “NK-1 Agreement”) under which we acquired VARUBI™ (rolapitant) and other neurokinin-1 (“NK-1”) assets from Merck. In December 2010, we entered into an exclusive license agreement with TESARO, in which we out-licensed the development, manufacture, commercialization and distribution of our lead NK-1 candidate, VARUBI™ (the “TESARO License”). Under the terms of the license, we received a $6.0 million upfront payment from TESARO and are eligible to receive milestone payments of up to $30 million upon achievement of certain regulatory and commercial sale milestones (of which $20 million has been received to date) and additional commercial milestone payments of up to $85 million if specified levels of annual net sales are achieved. During the six months ended June 30, 2016 and 2015, no revenue has been recognized related to the achievement of the milestones under the TESARO License. TESARO is also obligated to pay us tiered royalties on annual net sales achieved in the United States and Europe at percentage rates that range from the low double digits to the low twenties, and outside of the United States and Europe at low double-digit percentage rates. TESARO assumed responsibility for clinical development and commercialization of licensed products at its expense. Under the Agreement, we will continue to receive royalties on a country-by-country and product-by-product basis until the later of the date that all of the patent rights licensed from us and covering VARUBI™ expire, are invalidated or are not enforceable and 12 years from the first commercial sale of the product.
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
TESARO’s New Drug Application (“NDA”) for approval of oral VARUBI™, a neurokinin-1 receptor antagonist in development for the prevention of chemotherapy-induced nausea and vomiting, was approved by the U.S. FDA in September 2015, and in November 2015, TESARO announced the commercial launch of VARUBI™ in the United States. Under the terms of the NK-1 Agreement, upon approval by the FDA of the TESARO’s NDA for oral VARUBI™, we were required to pay Merck a $5.0 million milestone payment. In addition, $5.0 million will be due and payable each year thereafter for the next four (4) years on the anniversary date of the NDA approval. We recognized the present value of the milestone payments on FDA approval of $23.0 million as an intangible asset which will be amortized to expense over the expected useful life of the asset, which is approximately 13 years. The present value of the future payments to Merck of $18.6 million at June 30, 2016 is recorded as a liability in our Condensed Consolidated Balance Sheet with $4.9 million in Accrued expenses and $13.7 million in Other long-term liabilities.
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
In July 2015, we entered into a Note Purchase Agreement with Pharmsynthez pursuant to which we delivered $3.0 million to Pharmsynthez in exchange for a $3.0 million note (the “Pharmsynthez Note Receivable”). The Pharmsynthez Note Receivable is due on or before July 1, 2016, and Pharmsynthez may satisfy the note either in cash or shares of its capital stock. We recorded the Pharmsynthez Note Receivable within Other current assets and prepaid expenses in our Condensed Consolidated Balance Sheet.

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
NOTE 13 SEGMENTS
We manage our operations in two reportable segments, pharmaceutical and diagnostics. The pharmaceutical segment consists of our pharmaceutical operations we acquired in Chile, Mexico, Ireland, Israel and Spain and our pharmaceutical research and development. The diagnostics segment primarily consists of our clinical laboratory operations we acquired through the acquisitions of Bio-Reference and OPKO Lab and our point-of-care operations. There are no significant inter-segment sales. We evaluate the performance of each segment based on operating profit or loss. There is no inter-segment allocation of interest expense and income taxes.

Information regarding our operations and assets for our operating segments and the unallocated corporate operations as well as geographic information are as follows:

	For the three months ended June 30,		For the six months ended June 30,
(In thousands)	2016	2015	2016	2015
Revenue from services:
Pharmaceutical	$—	$—	$—	$—
Diagnostics	266,012	1,848	518,534	3,857
Corporate	—	60	—	120
	$266,012	$1,908	$518,534	$3,977
Product revenues:
Pharmaceutical	$22,807	$22,848	$42,706	$38,334
Diagnostics	—	—	—	—
Corporate	—	—	—	—
	$22,807	$22,848	$42,706	$38,334
Revenue from transfer of intellectual property:
Pharmaceutical	$68,281	$17,673	$86,898	$30,202
Diagnostics	—	—	—	—
Corporate	—	—	—	—
	$68,281	$17,673	$86,898	$30,202
Operating income (loss):
Pharmaceutical	$35,345	$(4,660)	$34,015	$(42,584)
Diagnostics	10,374	(7,098)	8,019	(15,575)
Corporate	(17,453)	(12,905)	(41,286)	(22,882)
Less: Operating loss attributable to noncontrolling interests	—	(746)	—	(1,281)
	$28,266	$(25,409)	$748	$(82,322)
Depreciation and amortization:
Pharmaceutical	$2,987	$2,371	$5,848	$4,138
Diagnostics	21,573	1,754	40,893	3,501
Corporate	20	27	39	46
	$24,580	$4,152	$46,780	$7,685
Net income (loss) from investment in investees:
Pharmaceutical	$391	$(804)	$(4,430)	$(2,565)
Diagnostics	(2,379)	—	97	—
Corporate	—	—	—	—
	$(1,988)	$(804)	$(4,333)	$(2,565)
Revenues:
United States	$266,044	$2,525	$518,482	$5,019
Ireland	71,789	19,376	93,932	31,480
Chile	9,597	8,698	16,580	15,150
Spain	4,324	4,920	8,347	8,857
Israel	4,420	5,942	9,162	10,155
Mexico	926	968	1,635	1,852
	$357,100	$42,429	$648,138	$72,513

(In thousands)	June 30, 2016	December 31, 2015
Assets:
Pharmaceutical	$1,283,339	$1,234,752
Diagnostics	1,408,619	1,421,034
Corporate	82,063	143,402
	$2,774,021	$2,799,188
Goodwill:
Pharmaceutical	$253,237	$251,225
Diagnostics	437,823	492,123
Corporate	—	—
	$691,060	$743,348

During the three and six months ended June 30, 2015, revenue recognized under the Pfizer Transaction represented 42% of our total revenue. Refer to Note 12. During the three months ended June 30, 2016, revenue recognized under the VFMCRP Agreement represented 14% of our total revenue. No customer represented more than 10% of our consolidated revenue during six months ended June 30, 2016. As of June 30, 2016 , no customer represented more than 10% of our accounts receivable balance. As of December 31, 2015, one customer represented more than 10% of our accounts receivable balance.
NOTE 14 SUBSEQUENT EVENTS
On July 1, 2016, we announced that our 2033 Senior Notes continue to be convertible by holders of such notes. We have elected to satisfy our conversion obligation under the 2033 Senior Notes in shares of our Common Stock. This conversion right has been triggered because the closing price per share of our Common Stock has exceeded $9.19, or 130% of the initial conversion price of $7.07, for at least 20 of 30 consecutive trading days during the period ending on June 30, 2016. The conversion right was previously triggered during the quarters ended March 31, 2015, June 30, 2015, September 30, 2015, December 31, 2015 and March 31, 2016. The 2033 Senior Notes will continue to be convertible until September 30, 2016, and may be convertible thereafter, if one or more of the conversion conditions specified in the Indenture is satisfied during future measurement periods. Pursuant to the Indenture, a holder who elects to convert the 2033 Senior Notes will receive 141.4827 shares of our Common Stock plus such number of additional shares as is applicable on the conversion date per $1,000 principal amount of 2033 Senior Notes based on the early conversion provisions in the Indenture.
In July 2016, we satisfied a $25.0 million contingent payment to the former owners of OPKO Renal through the issuance of 2,611,648 shares of our common stock.
We have reviewed all subsequent events and transactions that occurred after the date of our June 30, 2016 Condensed Consolidated Balance Sheet date, through the time of filing this Quarterly Report on Form 10-Q.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW
You should read this discussion together with the unaudited Condensed Consolidated Financial Statements, related Notes, and other financial information included elsewhere in this report and in our Annual Report on Form 10-K for the year ended December 31, 2015 (the “Form 10-K”). The following discussion contains assumptions, estimates and other forward-looking statements that involve a number of risks and uncertainties, including those discussed under “Risk Factors,” in Part II, Item 1A of our Form 10-K for the year ended December 31, 2015, and described from time to time in our other reports filed with the Securities and Exchange Commission. These risks could cause our actual results to differ materially from those anticipated in these forward-looking statements.
We are a diversified healthcare company that seeks to establish industry-leading positions in large and rapidly growing medical markets. Our diagnostics business includes Bio-Reference Laboratories, the nation’s third-largest clinical laboratory with a core genetic testing business and a 420-person sales and marketing department to drive growth and leverage new products, including the 4Kscore prostate cancer test and the Claros 1 in-office immunoassay platform. Our pharmaceutical operations feature Rayaldee, an FDA-approved treatment for secondary hyperparathyroidism (“SHPT”) in patients with stage 3 or 4 chronic kidney disease (“CKD”) and vitamin D insufficiency and VARUBI™ for chemotherapy-induced nausea and vomiting (oral formulation launched by partner TESARO in November 2015 and IV formulation PDUFA Date: January 2017). Our pharmaceutical business includes OPKO Biologics, which features hGH-CTP, a once-weekly human growth hormone injection (in Phase 3 and partnered with Pfizer), a once-daily Factor VIIa drug for hemophilia (Phase 2a), and long-acting oxyntomodulin (“OXM”) for diabetes and obesity (Phase 1).
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
RECENT DEVELOPMENTS
In June 2016, we entered into a definitive agreement under which we agreed to acquire Transition Therapeutics (NASDAQ:TTHI, TSX:TTH), a clinical stage biotechnology company. Under the terms of the agreement, holders of Transition Therapeutics common stock will receive approximately 6.4 million shares of OPKO common stock. Assuming a closing price of $9.34 per share of OPKO common stock, the transaction is valued at approximately $60.1 million. We expect the transaction to be completed during the second half of 2016. Closing of the transaction is subject to approval of Transition Therapeutics’ shareholders and other customary conditions.
In June 2016, the FDA approved Rayaldee for the treatment for SHPT in patients with stage 3 or 4 CKD and vitamin D insufficiency. We expect to launch Rayaldee in the U.S. through our dedicated renal sales force in the fourth quarter of 2016.
In May 2016, EirGen, our wholly-owned subsidiary, and VFMCRP entered into the Agreement for the development and marketing of Rayaldee worldwide, except for (i) the United States, (ii) any country in Central America or South America (excluding Mexico), (iii) Russia, (iv) China, (v) Japan, (vi) Ukraine, (vii) Belorussia, (viii) Azerbaijan, (ix) Kazakhstan, and (x) Taiwan. The license to VFMCRP potentially covers all therapeutic and prophylactic uses of Rayaldee in humans, provided that initially the license is for the use of the Rayaldee for the treatment or prevention of secondary hyperparathyroidism related to patients with stage 3 or 4 chronic kidney disease and vitamin D insufficiency/deficiency. In connection with the the license, OPKO also granted VFMCRP an option to acquire rights to the US market for treatment of dialysis patients.

RESULTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30, 2016 AND 2015
Revenues. Revenues for the three months ended June 30, 2016 increased $314.7 million compared to the prior year period. Revenues for the three months ended June 30, 2016 and 2015 were as follows:

Revenues	For the three months ended June 30,
(In thousands)	2016	2015	Change
Revenue from services	$266,012	$1,908	$264,104
Revenue from products	22,807	22,848	(41)
Revenue from transfer of intellectual property and other	68,281	17,673	50,608
Total revenues	$357,100	$42,429	$314,671
The increase in Revenue from services is attributable to the acquisition of Bio-Reference in August 2015. Revenue from products for the three months ended June 30, 2016 is consistent with the second quarter of 2015. Revenue from transfer of intellectual property principally reflects $50.0 million of revenue from the initial payment in the VFMCRP Agreement for the three months ended June 30, 2016 and $17.7 million of revenue from the transfer of intellectual property related to the Pfizer Transaction for the three months ended June 30, 2016 and 2015, respectively. We are recognizing the non-refundable $295.0 million upfront payments received in the Pfizer Transaction on a straight-line basis over the expected performance period. The performance period is expected to continue through 2019, when we anticipate completing the various research and development services that are specified in the Pfizer Transaction.
Costs of revenue. Cost of revenue for the three months ended June 30, 2016 increased $139.0 million compared to the prior year period. Our acquisition of Bio-Reference in August 2015 accounted for $139.9 million of the quarter-over-quarter cost of revenue growth. Costs of revenue for the three months ended June 30, 2016 and 2015 were as follows:

Cost of Revenue	For the three months ended June 30,
(In thousands)	2016	2015	Change
Cost of service revenue	$140,971	$2,505	$138,466
Cost of product revenue	12,468	11,929	539
Total cost of revenue	$153,439	$14,434	$139,005
The increase in cost of service revenue is attributable to the acquisition of Bio-Reference in August 2015. The cost of product revenue is consistent with the second quarter of 2015.
Selling, general and administrative expenses. Selling, general and administrative expenses for the three months ended June 30, 2016 and 2015, were $117.5 million and $20.9 million, respectively. The increase in selling, general and administrative expenses for the three months ended June 30, 2016 was primarily due to the acquisition of Bio-Reference in 2015, which recognized $95.2 million of selling, general and administrative expenses in the 2016 period. Selling, general and administrative expenses during the three months ended June 30, 2016 and 2015, include equity-based compensation expense of $6.2 million and $4.2 million, respectively. The increase in equity-based compensation expense is due to stock option grants made in 2015 and 2016.
Research and development expenses. Research and development expenses for the three months ended June 30, 2016 and 2015, were $31.3 million and $29.6 million, respectively. Research and development costs include external and internal expenses, partially offset by third-party grants and funding arising from collaboration agreements. External expenses include clinical and non-clinical activities performed by contract research organizations, lab services, purchases of drug and diagnostic product materials and manufacturing development costs. We track external research and development expenses by individual program for phase 3 clinical trials for drug approval and PMA (pre-market approval) for diagnostics tests, if any. Internal expenses include employee-related expenses including salaries, benefits and equity-based compensation expense. Other internal research and development expenses are incurred to support overall research and development activities and include expenses related to general overhead and facilities.

The following table summarizes the components of our research and development expenses:

Research and Development Expenses	For the three months ended June 30,
	2016	2015
External expenses:
Phase 3 clinical trials	$2,946	$3,707
Manufacturing expense for biological products	7,903	7,748
Earlier-stage programs	1,843	1,706
Research and development employee-related expenses	7,848	6,984
Other internal research and development expenses	11,475	9,916
Third-party grants and funding from collaboration agreements	(667)	(491)
Total research and development expenses	$31,348	$29,570
The increase in research and development expenses is primarily due to $2.3 million in research and development expenses during the three months ended June 30, 2016 related to the acquisitions of Bio-Reference and EirGen in August 2015 and May 2015, respectively. This was partially offset by decreased expenses incurred by OPKO Renal related to the development of Rayaldee. In addition, during the three months ended June 30, 2016 and 2015, we recorded, as an offset to research and development expenses, $0.7 million and $0.5 million, respectively, related to research and development grants received from our collaboration and funding agreements. Research and development expenses for the three months ended June 30, 2016 and 2015 include equity-based compensation expense of $2.2 million and $2.4 million, respectively. We expect our research and development expense to increase as we continue to expand our research and development of potential future products.
Contingent consideration. Contingent consideration income (expense) for the three months ended June 30, 2016 and 2015, were $10.8 million of expense and $0.3 million of income, respectively. The increase in contingent consideration was attributable to OPKO Renal resulting from an increase in the fair value of our contingent obligations due to changes in assumptions regarding the timing of successful achievement of future milestones driven by the FDA approval of Rayaldee in June 2016. The contingent consideration liabilities at June 30, 2016 relate to potential amounts payable to former stockholders of CURNA, OPKO Diagnostics, OPKO Health Europe and OPKO Renal pursuant to our acquisition agreements in January 2011, October 2011, August 2012 and March 2013, respectively.
Amortization of intangible assets. Amortization of intangible assets was $15.8 million and $3.2 million, respectively, for the three months ended June 30, 2016 and 2015. Amortization expense reflects the amortization of acquired intangible assets with defined useful lives. Amortization of intangible assets for the three months ended June 30, 2016 includes $12.2 million and $0.6 million from Bio-Reference and EirGen which we acquired in August 2015 and May 2015, respectively. Our IPR&D assets will not be amortized until the underlying development programs are completed. Upon obtaining regulatory approval by the U.S. FDA, the IPR&D assets will then be accounted for as a finite-lived intangible asset and amortized on a straight-line basis over its estimated useful life. In June 2016 upon the FDA’s approval of Rayaldee, we reclassified $187.6 million of IPR&D related to Rayaldee from In-process research and development to Intangible assets, net in our Condensed Consolidated Balance Sheet.
Interest income. Interest income for the three months ended June 30, 2016 and 2015, was not significant as our cash investment strategy emphasizes the security of the principal invested and fulfillment of liquidity needs.
Interest expense. Interest expense for the three months ended June 30, 2016 and 2015, was $2.2 million and $1.0 million, respectively. Interest expense is principally related to interest incurred on the 2033 Senior Notes including amortization of related deferred financing costs and to interest incurred on Bio-Reference’s outstanding debt under its credit facility. The increase in interest expense for the three months ended June 30, 2016 was due to interest incurred on Bio-Reference’s outstanding debt under its credit facility. This was partially offset by a decrease in the principal amount of the 2033 Senior Notes outstanding from $46.2 million at June 30, 2015 to $32.2 million as of June 30, 2016.
Fair value changes of derivative instruments, net. Fair value changes of derivative instruments, net for the three months ended June 30, 2016 and 2015, were $1.2 million of income and $16.6 million of expense, respectively. Fair value changes of derivative instruments, net principally related to non-cash income (expense) related to the changes in the fair value of the embedded derivatives in the 2033 Senior Notes of $4.9 million and $(14.2) million for the three months ended June 30, 2016 and 2015, respectively. For the three months ended June 30, 2015, we observed an increase in the market price of our Common Stock which primarily resulted in the increase in the estimated fair value of our embedded derivatives in the 2033 Senior Notes.

Fair value changes of derivative instruments, net for the three months ended June 30, 2016 also reflects $3.2 million of expense related to the change in the fair value of options to purchase additional shares of Neovasc.
Other income (expense), net. Other income (expense), net for the three months ended June 30, 2016 and 2015, were $6.0 million and $0.8 million of income, respectively. The change in other income (expense), net for the three months ended June 30, 2016 compared to the same period in 2015 is due to a $2.5 million gain recognized in connection with the merger of STI and VBI Vaccines Inc. and a $2.9 million gain recognized in connection with the settlement of a legal matter both in the second quarter of 2016.
Income tax (provision) benefit. Our income tax benefit (provision) for the three months ended June 30, 2016 and 2015 was $(15.9) million and $(0.3) million, respectively, and reflects quarterly results using our expected effective tax rate for the full year.  The change in income taxes is primarily due to changes in the geographic mix of revenues and expenses and the acquisition of BioReference in August 2015, which impacted both the geographic mix of results and our ability to benefit from certain operating losses.
Loss from investments in investees. We have made investments in other early stage companies that we perceive to have valuable proprietary technology and significant potential to create value for us as a shareholder or member. We account for these investments under the equity method of accounting, resulting in the recording of our proportionate share of their losses until our share of their loss exceeds our investment. Until the investees’ technologies are commercialized, if ever, we anticipate they will continue to report a net loss. Loss from investments in investees was $2.0 million and $0.8 million for the three months ended June 30, 2016 and 2015, respectively. The increase in loss from investments in investees is primarily due to our investment in Pharmsynthez.
FOR THE SIX MONTHS ENDED JUNE 30, 2016 AND 2015
Revenues. Revenues for the six months ended June 30, 2016 increased $575.6 million compared to the prior year period. Revenues for the six months ended June 30, 2016 and 2015 were as follows:

Revenues	For the six months ended June 30,
(In thousands)	2016	2015	Change
Revenue from services	$518,534	$3,977	$514,557
Revenue from products	42,706	38,334	4,372
Revenue from transfer of intellectual property and other	86,898	30,202	56,696
Total revenues	$648,138	$72,513	$575,625
The increase in Revenue from services is attributable to the acquisition of Bio-Reference in August 2015. The increase in Revenue from products principally reflects $7.2 million of revenue from EirGen, which we acquired in May 2015, compared to $2.3 million for the comparable period in 2015. Revenue from transfer of intellectual property principally reflects $50.0 million of revenue from the initial payment in the VFMCRP Agreement for the six months ended June 30, 2016 and $35.3 million and $30.2 million of revenue from the transfer of intellectual property related to the Pfizer Transaction for the six months ended June 30, 2016 and 2015, respectively. We are recognizing the non-refundable $295.0 million upfront payments received in the Pfizer Transaction on a straight-line basis over the expected performance period. The performance period is expected to continue through 2019, when we anticipate completing the various research and development services that are specified in the Pfizer Transaction.
Costs of revenue. Cost of revenue for the six months ended June 30, 2016 increased $276.2 million compared to the prior year period. Our acquisition of Bio-Reference in August 2015 accounted for $274.9 million of the period-over-period cost of revenue growth. Costs of revenue for the six months ended June 30, 2016 and 2015 were as follows:

Cost of Revenue	For the six months ended June 30,
(In thousands)	2016	2015	Change
Cost of service revenue	$278,568	$4,764	$273,804
Cost of product revenue	22,407	19,991	2,416
Total cost of revenue	$300,975	$24,755	$276,220
The increase in cost of service revenue is attributable to the acquisition of Bio-Reference in August 2015. The increase in cost of product revenue principally reflects cost of revenue of $5.2 million from EirGen for the six months ended June 30,

2016, which we acquired in May 2015, compared to $1.6 million for the comparable period in 2015. This was partially offset by the deconsolidation of STI in July 2015.
Selling, general and administrative expenses. Selling, general and administrative expenses for the six months ended June 30, 2016 and 2015, were $245.5 million and $38.4 million, respectively. The increase in selling, general and administrative expenses for the six months ended June 30, 2016 was primarily due to the acquisition of Bio-Reference in 2015, which recognized $194.9 million of selling, general and administrative expenses in the 2016 period. Included in selling, general and administrative expenses for the six months ended June 30, 2016 are $17.2 million of severance costs for certain Bio-Reference executives.
Selling, general and administrative expenses during the six months ended June 30, 2016 and 2015, include equity-based compensation expense of $21.4 million and $8.1 million, respectively. The increase in equity-based compensation expense is due to stock option grants made in 2015 and 2016 and $8.9 million of expense related to the acceleration of stock option vesting for certain Bio-Reference executives.
Research and development expenses. Research and development expenses for the six months ended June 30, 2016 and 2015, were $59.2 million and $55.1 million, respectively. Research and development costs include external and internal expenses, partially offset by third-party grants and funding arising from collaboration agreements. External expenses include clinical and non-clinical activities performed by contract research organizations, lab services, purchases of drug and diagnostic product materials and manufacturing development costs. We track external research and development expenses by individual program for phase 3 clinical trials for drug approval and PMA’s (pre-market approval) for diagnostics tests, if any. Internal expenses include employee-related expenses including salaries, benefits and equity-based compensation expense. Other internal research and development expenses are incurred to support overall research and development activities and include expenses related to general overhead and facilities.
The following table summarizes the components of our research and development expenses:

Research and Development Expenses	For the six months ended June 30,
	2016	2015
External expenses:
Phase 3 clinical trials	$5,789	$6,989
Manufacturing expense for biological products	14,939	14,101
Earlier-stage programs	3,039	4,472
Research and development employee-related expenses	14,548	15,191
Other internal research and development expenses	22,322	15,276
Third-party grants and funding from collaboration agreements	(1,467)	(957)
Total research and development expenses	$59,170	$55,072
The increase in research and development expenses during the six months ended June 30, 2016, is primarily due to a $5.9 million increase in research and development expenses related to hGH-CTP, a long acting human growth hormone which was outlicensed to Pfizer in 2015, including manufacturing expense for biological products. Research and development expenses for the six months ended June 30, 2016 also include $4.2 million from the acquisitions of Bio-Reference and EirGen in August 2015 and May 2015, respectively. This was partially offset by decreased expenses incurred by OPKO Renal related to the development of Rayaldee. In addition, during the six months ended June 30, 2016 and 2015, we recorded, as an offset to research and development expenses, $1.5 million and $1.0 million, respectively, related to research and development grants received from our collaboration and funding agreements. Research and development expenses for the six months ended June 30, 2016 and 2015 include equity-based compensation expense of $4.0 million and $5.9 million, respectively. We expect our research and development expense to increase as we continue to expand our research and development of potential future products.
Contingent consideration. Contingent consideration income (expense) for the six months ended June 30, 2016 and 2015, were $12.5 million and $4.8 million of expense, respectively. The increase in contingent consideration was attributable to OPKO Renal resulting from an increase in the fair value of our contingent obligations due to changes in assumptions regarding the timing of successful achievement of future milestones driven by the FDA approval of Rayaldee in June 2016. The contingent consideration liabilities at June 30, 2016 relate to potential amounts payable to former stockholders of CURNA, OPKO Diagnostics, OPKO Health Europe and OPKO Renal pursuant to our acquisition agreements in January 2011, October 2011, August 2012 and March 2013, respectively.

Amortization of intangible assets. Amortization of intangible assets was $29.2 million and $5.9 million, respectively, for the six months ended June 30, 2016 and 2015. Amortization expense reflects the amortization of acquired intangible assets with defined useful lives. Amortization of intangible assets for the six months ended June 30, 2016 includes $22.2 million and $1.3 million from Bio-Reference and EirGen which we acquired in August 2015 and May 2015, respectively. Our IPR&D assets will not be amortized until the underlying development programs are completed. Upon obtaining regulatory approval by the U.S. FDA, the IPR&D assets will be accounted for as a finite-lived intangible asset and amortized on a straight-line basis over its estimated useful life.
Grant repayment. During the six months ended June 30, 2015, we made a payment of $25.9 million to the Office of the Chief Scientist of the Israeli Ministry of Economy (“OCS”) in connection with repayment obligations resulting from grants previously made by the OCS to OPKO Biologics to support development of hGH-CTP and the outlicense of the technology outside of Israel. We did not have any such activity for the six months ended June 30, 2016.
Interest income. Interest income for the six months ended June 30, 2016 and 2015, was not significant as our cash investment strategy emphasizes the security of the principal invested and fulfillment of liquidity needs.
Interest expense. Interest expense for the six months ended June 30, 2016 and 2015, was $4.0 million and $3.6 million, respectively. Interest expense is principally related to interest incurred on the 2033 Senior Notes including amortization of related deferred financing costs and to interest incurred on Bio-Reference’s outstanding debt under its credit facility. The decrease in interest expense for the six months ended June 30, 2016 is due to a decrease in the principal amount of the 2033 Senior Notes outstanding from $46.2 million at June 30, 2015 to $32.2 million as of June 30, 2016. Interest expense for the six months ended June 30, 2015 also reflects a non-cash write-off of deferred financing costs of $0.7 million as interest expense related to the exchange of $41.4 million principal of 2033 Senior Notes in 2015. This was partially offset by interest incurred on Bio-Reference’s outstanding debt under its credit facility for the six months ended June 30, 2016.
Fair value changes of derivative instruments, net. Fair value changes of derivative instruments, net for the six months ended June 30, 2016 and 2015, were $0.2 million and $66.3 million of expense, respectively. Fair value changes of derivative instruments, net principally related to non-cash expense related to the changes in the fair value of the embedded derivatives in the 2033 Senior Notes of $4.7 million of income and $68.0 million of expense for the six months ended June 30, 2016 and 2015, respectively. For the six months ended June 30, 2015, we observed an increase in the market price of our Common Stock which primarily resulted in the increase in the estimated fair value of our embedded derivatives in the 2033 Senior Notes. Fair value changes of derivative instruments, net for the six months ended June 30, 2016 also reflects $3.8 million of expense related to the change in the fair value of options to purchase additional shares of Neovasc.
Other income (expense), net. Other income (expense), net for the six months ended June 30, 2016 and 2015, were $6.5 million of income and $0.7 million of expense, respectively. The change in other income (expense), net for the six months ended June 30, 2016 compared to the same period in 2015 is due to a $2.5 million gain recognized in connection with the merger of STI and VBI Vaccines Inc., a $2.9 million gain recognized in connection with the settlement of a legal matter and foreign currency transaction gains (losses) recognized during the periods.
Income tax (provision) benefit. Our income tax benefit (provision) for the six months ended June 30, 2016 and 2015 was $4.6 million and $(5.8) million, respectively, and reflects six-month results using our expected effective tax rate for the full year.  The change in income taxes is primarily due to changes in the geographic mix of revenues and expenses and the acquisition of BioReference in August 2015, which impacted both the geographic mix of results and our ability to benefit from certain operating losses.  In addition, income taxes in 2016 benefited from a favorable corporate tax rate reduction in Israel.
Loss from investments in investees. We have made investments in other early stage companies that we perceive to have valuable proprietary technology and significant potential to create value for us as a shareholder or member. We account for these investments under the equity method of accounting, resulting in the recording of our proportionate share of their losses until our share of their loss exceeds our investment. Until the investees’ technologies are commercialized, if ever, we anticipate they will continue to report a net loss. Loss from investments in investees was $4.3 million and $2.6 million for the six months ended June 30, 2016 and 2015, respectively.

LIQUIDITY AND CAPITAL RESOURCES
At June 30, 2016, we had cash, cash equivalents and marketable securities of approximately $171.6 million. Cash provided by operations during 2016 principally reflects a $50.0 million upfront payment received from the VFMCRP Agreement and our operations at Bio-Reference, partially offset by expenses related to selling, general and administrative activities related to our corporate operations, research and development activities and our operations at OPKO Biologics, OPKO Renal and OPKO Diagnostics. Cash used in investing activities primarily reflects capital expenditures of $12.9 million and the purchase of marketable securities of $15.6 million. Cash used in financing activities primarily reflects net repayments on lines of credit of $39.8 million, partially offset by $1.9 million received from Common Stock option and Common Stock warrant exercises. We have not generated sustained positive cash flow sufficient to offset our operating and other expenses and our primary source of cash has been from the public and private placement of stock, the issuance of the 2033 Senior Notes and credit facilities available to us.
In June 2016, the FDA approved Rayaldee for the treatment for SHPT in patients with stage 3 or 4 CKD and vitamin D insufficiency. We expect to launch Rayaldee in the U.S. through our dedicated renal sales force in the fourth quarter of 2016.
In June 2016, we entered into a definitive agreement under which we agreed to acquire Transition Therapeutics (NASDAQ:TTHI, TSX:TTH), a clinical stage biotechnology company. Under the terms of the agreement, holders of Transition Therapeutics common stock will receive approximately 6.4 million shares of OPKO common stock. Assuming a closing price of $9.34 per share of OPKO common stock, the transaction is valued at approximately $60.1 million. We expect the transaction to be completed during the second half of 2016. Closing of the transaction is subject to approval of Transition Therapeutics’ shareholders and other customary conditions.
In May 2016, EirGen, our wholly-owned subsidiary, partnered with VFMCRP through a Development and License Agreement for the development and marketing of Rayaldee in Europe, Canada, Mexico, Australia, South Korea and certain other international markets. The license to VFMCRP potentially covers all therapeutic and prophylactic uses of the Product in humans, provided that initially the license is for the use of the Product for the treatment or prevention of secondary hyperparathyroidism related to patients with stage 3 or 4 chronic kidney disease and vitamin D insufficiency/deficiency. We received a non-refundable and non-creditable upfront payment of $50 million and are eligible to receive up to an additional $232 million upon the achievement of certain regulatory and sales-based milestones. In addition, we are eligible to receive tiered, double digit royalty payments or a minimum royalty, whichever is greater, upon commencement of sales of the Product within the Territory and in the Field.
As part of the arrangement, the companies will share responsibility for the conduct of trials specified within an agreed-upon development plan, with each company leading certain activities within the plan. For the initial development plan agreed to by the companies, the companies have agreed to certain cost sharing arrangements. VFMCRP will be responsible for all other development costs that VFMCRP considers necessary to develop the Product for the use of the Product for the Initial Indication in the Territory in the Field except as otherwise provided in the VFMCRP Agreement.
In connection with the VFMCRP Agreement, the parties entered into a Letter Agreement pursuant to which EirGen granted to VFMCRP an Option to acquire an exclusive license under certain EirGen patents and technology to use, import, offer for sale, sell, distribute and commercialize the Product in the United States solely for the Dialysis Indication. Upon exercise of the Option, VFMCRP will reimburse EirGen for all of the development costs incurred by EirGen with respect to the Product for the Dialysis Indication in the United States. VFMCRP would also pay EirGen up to an additional aggregate amount of $555 million upon the achievement of certain milestones and would be obligated to pay certain double digit royalties on VFMCRP’s sales in the United States for the Dialysis Indication.
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
In May 2015, we entered into a series of purchase agreements to acquire all of the issued and outstanding shares of EirGen, a specialty pharmaceutical company incorporated in Ireland focused on the development and commercial supply of high potency, high barrier to entry pharmaceutical products, for $133.8 million. We acquired the outstanding shares of EirGen for approximately $100.2 million in cash and delivered 2,420,487 shares of our Common Stock valued at approximately $33.6 million based on the closing price per share of our Common Stock as reported by the New York Stock Exchange on the closing date of the acquisition, $13.88 per share.
Our licensee, TESARO, received approval by the U.S. FDA in September 2015 for oral VARUBI™, a neurokinin-1 receptor antagonist for the prevention of chemotherapy-induced nausea and vomiting. In November 2015, TESARO announced the commercial launch of VARUBI™ in the United States. We are eligible to receive milestone payments of up to $30.0 million (of which $20.0 million has been received to date) upon achievement of certain regulatory and commercial sale milestones and additional commercial milestone payments of up to $85.0 million if specified levels of annual net sales are achieved. During the six months ended June 30, 2016 and 2015, no revenue has been recognized related to the achievement of the milestones under the TESARO License. TESARO is also obligated to pay us tiered royalties on annual net sales achieved in the United States and Europe at percentage rates that range from the low double digits to the low twenties, and outside of the United States and Europe at low double-digit percentage rates.
Under the terms of our agreement with Merck, upon approval by the FDA of the TESARO’s NDA for oral VARUBI™, which occurred in September 2015, we were required to pay Merck a $5.0 million milestone payment. In addition, $5.0 million will be due and payable each year thereafter for the next four (4) years on the anniversary date of the NDA approval. We recognized the present value of the milestone payments on FDA approval of $23.0 million as an intangible asset which will be amortized to expense over the expected useful life of the asset, which is approximately 13 years. The present value of the future payments to Merck of $18.6 million at June 30, 2016 is recorded as a liability in our Condensed Consolidated Balance Sheet with $4.9 million in Accrued expenses and $13.7 million in Other long-term liabilities.
2033 Senior Notes. In January 2013, we issued $175.0 million of the 2033 Senior Notes. The 2033 Senior Notes were sold in a private placement in reliance on exemptions from registration under the Securities Act. At June 30, 2016, $32.2 million principal amount of 2033 Senior Notes was outstanding.
On July 1, 2016, we announced that our 2033 Senior Notes continue to be convertible by holders of such notes. We have elected to satisfy our conversion obligation under the 2033 Senior Notes in shares of our Common Stock. This conversion right has been triggered because the closing price per share of our Common Stock has exceeded $9.19, or 130% of the initial conversion price of $7.07, for at least 20 of 30 consecutive trading days during the period ending on June 30, 2016. The 2033 Senior Notes will continue to be convertible until September 30, 2016, and may be convertible thereafter, if one or more of the conversion conditions specified in the Indenture is satisfied during future measurement periods. Pursuant to the Indenture, a holder who elects to convert the 2033 Senior Notes will receive 141.4827 shares of our Common Stock plus such number of additional shares as is applicable on the conversion date per $1,000 principal amount of 2033 Senior Notes based on the early conversion provisions in the Indenture.
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
As of June 30, 2016, the total availability under our Credit Agreement with CB and our lines of credit with financial institutions in Chile and Spain was $166.4 million, of which $47.7 million was used and outstanding as of June 30, 2016. The weighted average interest rate on these lines of credit is approximately 4.6%. These lines of credit are short-term and are used primarily as a source of working capital. The highest balance at any time during the six months ended June 30, 2016, was $83.5 million. We intend to continue to enter into these lines of credit as needed. There is no assurance that these lines of credit or other funding sources will be available to us on acceptable terms, or at all, in the future.
We expect to continue to incur substantial research and development expenses, including expenses related to the hiring of personnel and additional clinical trials. We expect that selling, general and administrative expenses will also increase as we expand our sales, marketing and administrative staff and add infrastructure, particularly as we prepare for the launch of Rayaldee in the fourth quarter of 2016.
We believe that the cash, cash equivalents and marketable securities on hand at June 30, 2016, and the amounts available to be borrowed under our lines of credit are sufficient to meet our anticipated cash requirements for operations and debt service beyond the next 12 months. We based this estimate on assumptions that may prove to be wrong or are subject to change, and we may be required to use our available cash resources sooner than we currently expect. If we acquire additional assets or companies, accelerate our product development programs or initiate additional clinical trials, we will need additional funds. Our future cash requirements will depend on a number of factors, including our relationship with Pfizer, preparations for the commercial launch of Rayaldee, our merger with Bio-Reference, possible acquisitions, the continued progress of research and development of our product candidates, the timing and outcome of clinical trials and regulatory approvals, the costs involved in preparing, filing, prosecuting, maintaining, defending, and enforcing patent claims and other intellectual property rights, the status of competitive products, the availability of financing, and our success in developing markets for our product candidates. If we are not able to secure additional funding when needed, we may have to delay, reduce the scope of, or eliminate one or more of our clinical trials or research and development programs or possible acquisitions.

The following table provides information as of June 30, 2016, with respect to the amounts and timing of our known contractual obligation payments due by period.

Contractual obligations (In thousands)	Remaining six months ending December 31, 2016	2017	2018	2019	2020	Thereafter	Total
Open purchase orders	$51,954	$2,405	$5	$5	$9	$—	$54,377
Operating leases	9,791	12,209	10,021	8,529	4,543	8,322	53,415
Capital leases	2,740	4,182	2,949	1,805	1,045	876	13,597
2033 Senior Notes	—	—	—	32,200	—	—	32,200
Deferred payments	5,000	5,000	5,000	5,000	—	—	20,000
Mortgages and other debts payable	1,778	299	250	242	239	934	3,742
Lines of credit	9,526	—	—	—	38,135	—	47,661
Severance payments	6,327	—	—	—	—	—	6,327
Interest commitments	609	1,026	1,017	204	1,323	55	4,234
Total	$87,725	$25,121	$19,242	$47,985	$45,295	$10,187	$235,554
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
- Contingent consideration that includes payments upon achievement of certain milestones including meeting development milestones such as the completion of successful clinical trials, NDA approvals by the FDA and revenue milestones upon the achievement of certain revenue targets all of which are anticipated to be paid within the next 7 years and are payable in either shares of our Common Stock or cash, at our option, and that may aggregate up to $189.4 million.

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
Goodwill and Intangible Assets. Goodwill represents the difference between the purchase price and the estimated fair value of the net assets acquired accounted for by the acquisition method of accounting and arose from our acquisitions. Goodwill and other intangible assets, including IPR&D, acquired in business combinations, licensing and other transactions at June 30, 2016 and December 31, 2015 was $2.1 billion and $2.2 billion, respectively, representing approximately 76% and 78% of total assets, respectively.
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

•
Probability of Technical and Regulatory Success (“PTRS”) Rate – PTRS rates are determined based upon industry averages considering the respective program’s development stage and disease indication and adjusted for specific information or data known at the acquisition date. Subsequent clinical results or other internal or external data obtained could alter the PTRS rate and materially impact the estimated fair value of the intangible asset in subsequent periods leading to impairment charges.

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

Goodwill was $691.1 million and $743.3 million, respectively, at June 30, 2016 and December 31, 2015. Goodwill is tested at least annually for impairment or when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable, by assessing qualitative factors or performing a quantitative analysis in determining whether it is more likely than not that its fair value exceeds the carrying value. Examples of qualitative factors include our share price, our financial performance compared to budgets, long-term financial plans, macroeconomic, industry and market conditions as well as the substantial excess of fair value over the carrying value of net assets from the annual impairment test previously performed.
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
Intangible assets were $1.4 billion, including IPR&D of $606.0 million and $792.3 million, respectively, at June 30, 2016 and December 31, 2015. Intangible assets are tested for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable, although IPR&D is required to be tested at least annually until the project is completed or abandoned. Upon obtaining regulatory approval, the IPR&D asset is then accounted for as a finite-lived intangible asset and amortized on a straight-line basis over its estimated useful life. If the project is abandoned, the IPR&D asset is charged to expense.
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
We amortize intangible assets with definite lives on a straight-line basis over their estimated useful lives, ranging from 3 to 20 years. We use the straight-line method of amortization as there is no reliably determinable pattern in which the economic benefits of our intangible assets are consumed or otherwise used up. Amortization expense was $29.2 million and $5.9 million for the six months ended June 30, 2016 and 2015, respectively.
Revenue recognition. Revenue for laboratory services is recognized at the time test results are reported, which approximates when services are provided. Services are provided to patients covered by various third-party payer programs including various managed care organizations, as well as the Medicare and Medicaid programs. Billings for services under third-party payer programs are included in revenue net of allowances for contractual discounts and allowances for differences between the amounts billed and estimated program payment amounts. Adjustments to the estimated payment amounts based on final settlement with the programs are recorded upon settlement as an adjustment to revenue. For the three months ended June 30, 2016 and 2015, approximately 10% and 4%, respectively, of our revenues were derived directly from the Medicare and Medicaid programs. The increase in revenues from laboratory services, including revenue from Medicare and Medicaid programs, is due to the acquisition of Bio-Reference in August 2015.
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
Revenue from transfer of intellectual property includes revenue related to the sale, license or transfer of intellectual property such as upfront license payments, license fees, milestone and royalty payments received through our license, and collaboration and commercialization agreements. We analyze our multiple-element arrangements to determine whether the elements can be separated and accounted for individually as separate units of accounting.
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
While we have receivables due from federal and state governmental agencies, we do not believe that such receivables represent a credit risk since the related health care programs are funded by federal and state governments, and payment is primarily dependent upon submitting appropriate documentation. Accounts receivable balances (net of contractual adjustments) from Medicare and Medicaid were $30.4 million and $26.1 million at June 30, 2016 and December 31, 2015, respectively.
The portion of our accounts receivable due from individual patients comprises the largest portion of credit risk. At June 30, 2016 and December 31, 2015, receivables due from patients represent approximately 6.6% and 7.5% of our consolidated accounts receivable (prior to allowance for doubtful accounts and net of contractual adjustments).
We assess the collectability of accounts receivable balances by considering factors such as historical collection experience, customer credit worthiness, the age of accounts receivable balances, regulatory changes and current economic conditions and trends that may affect a customer’s ability to pay. Actual results could differ from those estimates. Our reported net income (loss) is directly affected by our estimate of the collectability of accounts receivable. The allowance for doubtful accounts was $48.8 million and $25.2 million at June 30, 2016 and December 31, 2015, respectively.
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
Interest Rate Risk – Our exposure to interest rate risk relates to our cash and investments and to our borrowings. We maintain an investment portfolio of money market funds and marketable securities. The securities in our investment portfolio are not leveraged, and are, due to their very short-term nature, subject to minimal interest rate risk. We currently do not hedge interest rate exposure. Because of the short-term maturities of our investments, we do not believe that a change in market interest rates would have a significant negative impact on the value of our investment portfolio except for reduced income in a low interest rate environment.
At June 30, 2016, we had cash and cash equivalents and marketable securities of $171.6 million. The weighted average interest rate related to our cash and cash equivalents for the six months ended June 30, 2016 was less than 1%. As of June 30, 2016, the principal outstanding balance under our Credit Agreement with JPMorgan Chase Bank, N.A. and our Chilean and Spanish lines of credit was $47.7 million in the aggregate at a weighted average interest rate of approximately 4.6%.
Our $32.2 million aggregate principal amount of our 2033 Senior Notes has a fixed interest rate, and therefore is not subject to fluctuations in market interest rates.
The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we may invest our excess cash in debt instruments of the U.S. Government and its agencies, bank obligations, repurchase agreements and high-quality corporate issuers, and money market funds that invest in such debt instruments, and, by policy, restrict our exposure to any single corporate issuer by imposing concentration limits. To minimize the exposure due to adverse shifts in interest rates, we maintain investments at an average maturity of generally less than three months.
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

Item 4. Controls and Procedures
Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, management concluded that our disclosure controls and procedures were effective as of June 30, 2016.
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
These changes to the Company’s internal control over financial reporting that occurred during the most recent quarter ended June 30, 2016 have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
On December 18, 2013, Bio-Reference filed an action in the Superior Court of New Jersey against Horizon Blue Cross Blue Shield of New Jersey (“Horizon”), captioned Bio-Reference Laboratories, Inc. v. Horizon Healthcare Services, Inc. d/b/a Horizon Blue Cross Blue Shield of New Jersey, Docket No. BER L-009748-13 (N.J. Super. Ct. Bergen County). Bio-Reference has been an in-network provider with Horizon’s preferred provider organization (“PPO”) network for more than 20 years and filed the lawsuit after attempts to resolve its dispute with Horizon were unsuccessful. The parties have agreed to a full and final settlement of the matter with an effective date of March 31, 2016, based on an execution date of May 11, 2016. Among other consideration, under the terms of the settlement, Horizon paid Bio-Reference a negotiated settlement for the disputed claims and Bio-Reference’s current PPO contract will remain in effect through December 31, 2018. The settlement was not material to Revenue from services in our Condensed Consolidated Statements of Operations for the three or six months ended June 30, 2016.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not Applicable.
Item 5. Other Information
None.

Item 6. Exhibits

Exhibit 2.1(1)	Agreement and Plan of Merger, dated June 3, 2015, by and among, Opko Health, Inc., Bamboo Acquisition, Inc. and Bio-Reference Laboratories, Inc.
Exhibit 2.2(2)	Arrangement Agreement, dated June 29, 2016, by and among OPKO Health, Inc., OPKO Global Holdings, Inc. and Transition Therapeutics, Inc.
Exhibit 3.1(3)	Amended and Restated Certificate of Incorporation.
Exhibit 3.2(4)	Amended and Restated By-Laws.
Exhibit 3.3(5)	Certificate of Designation of Series D Preferred Stock.
Exhibit 4.3(6)	Indenture, dated as of January 30, 2013, between OPKO Health, Inc. and Wells Fargo Bank, National Association.
Exhibit 10.1(7)	OPKO Health, Inc. 2016 Equity Incentive Plan.
Exhibit 10.2(+)	Development and License Agreement between OPKO Health, Inc. and Vifor Fresenius Medical Care Renal Pharma Ltd. dated May 8, 2016.
Exhibit 31.1
Certification by Phillip Frost, Chief Executive Officer, pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended June 30, 2016.

Exhibit 31.2
Certification by Adam Logal, Chief Financial Officer, pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended June 30, 2016.

Exhibit 32.1
Certification by Phillip Frost, Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended June 30, 2016.

Exhibit 32.2
Certification by Adam Logal, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended June 30, 2016.

Exhibit 101.INS	XBRL Instance Document
Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document
Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document
Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(+)	Certain confidential material contained in the document has been omitted and filed separately with the Securities and Exchange Commission.

(1)	Filed as Annex A to the Company’s Registration Statement on Form S-4 filed with the Securities and Exchange Commission on July 2, 2015, and incorporated herein.

(2)	Filed with the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 30, 2016, and incorporated herein by reference.

(3)
Filed with the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 12, 2013 for the Company’s three month period ended September 30, 2013, and incorporated herein by reference.

(4)	Filed with the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2008, and incorporated herein by reference.

(5)	Filed with the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 24, 2009, and incorporated herein by reference.

(6)	Filed with the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 5, 2013, and incorporated herein by reference.

(7)	Filed with the Company’s Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on March 25, 2016, and incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 8, 2016	OPKO Health, Inc.

/s/ Adam Logal
Adam Logal
Senior Vice President, Chief Financial Officer,
Chief Accounting Officer and Treasurer

Exhibit Index

Exhibit Number	Description

Exhibit 10.2(+)	Development and License Agreement between OPKO Health, Inc. and Vifor Fresenius Medical Care Renal Pharma Ltd. dated May 8, 2016.

Exhibit 31.1
Certification by Phillip Frost, Chief Executive Officer, pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended June 30, 2016.

Exhibit 31.2
Certification by Adam Logal, Chief Financial Officer, pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended June 30, 2016.

Exhibit 32.1
Certification by Phillip Frost, Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended June 30, 2016.

Exhibit 32.2
Certification by Adam Logal, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended June 30, 2016.

Exhibit 101.INS	XBRL Instance Document

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(+)	Certain confidential material contained in the document has been omitted and filed separately with the Securities and Exchange Commission.