Form 10-Q
period 2016-09-30
Opko Health, Inc.
filed 2016-11-07
CIK 944809

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016.
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):   ☐  YES    ☒  NO
As of October 31, 2016, the registrant had 557,533,838 shares of Common Stock outstanding.

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

•	the performance of our third-party distribution partners, licensees and manufacturers over which we have limited control;

•	our success is dependent on the involvement and continued efforts of our Chairman and Chief Executive Officer;

•	integration challenges for Bio-Reference, EirGen, Transition Therapeutics and other acquired businesses;

•	changes in regulation and policies in the United States and other countries, including increasing downward pressure on health care reimbursement;

•	our ability to manage our growth and our expanded operations;

•	increased competition, including price competition;

•	changing relationships with payers, including the various state and multi-state Blues programs, suppliers and strategic partners;

•	efforts by third-party payors to reduce utilization and reimbursement for clinical testing services;

•	failure to timely or accurately bill for our services;

•	failure to obtain and retain new clients and business partners, or a reduction in tests ordered or specimens submitted by existing clients;

•	failure to establish, and perform to, appropriate quality standards to assure that the highest level of quality is observed in the performance of our testing services;

•	failure to maintain the security of patient-related information;

•	our ability to obtain and maintain intellectual property protection for our products;

•	our ability to defend our intellectual property rights with respect to our products;

•	our ability to operate our business without infringing the intellectual property rights of others;

•	our ability to attract and retain key scientific and management personnel;

•	our need for, and ability to obtain, additional financing;

•	adverse results in material litigation matters or governmental inquiries;

•	failure to obtain and maintain regulatory approval outside the U.S.; and

•	legal, economic, political, regulatory, currency exchange, and other risks associated with international operations.

PART I. FINANCIAL INFORMATION
Unless the context otherwise requires, all references in this Quarterly Report on Form 10-Q to the “Company”, “OPKO”, “we”, “our”, “ours”, and “us” refer to OPKO Health, Inc., a Delaware corporation, including our wholly-owned subsidiaries.
Item 1. Financial Statements
OPKO Health, Inc. and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share and per share data)

	September 30, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$144,646	$193,598
Accounts receivable, net	223,827	193,875
Inventory, net	43,186	39,681
Other current assets and prepaid expenses	90,408	26,904
Total current assets	502,067	454,058
Property, plant and equipment, net	125,486	131,798
Intangible assets, net	781,890	638,152
In-process research and development	646,970	792,275
Goodwill	700,526	743,348
Investments	38,783	34,716
Other assets	4,305	4,841
Total assets	$2,800,027	$2,799,188
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$58,544	$72,535
Accrued expenses	186,076	167,899
Current portion of lines of credit and notes payable	9,891	11,468
Total current liabilities	254,511	251,902
2033 Senior Notes and estimated fair value of embedded derivatives, net of discount	51,537	48,986
Deferred tax liabilities, net	184,493	226,036
Other long-term liabilities, principally deferred revenue and line of credit	204,094	292,470
Total long-term liabilities	440,124	567,492
Total liabilities	694,635	819,394
Equity:
Common Stock - $0.01 par value, 750,000,000 shares authorized; 558,053,479 and 546,188,516 shares issued at September 30, 2016 and December 31, 2015, respectively	5,581	5,462
Treasury Stock - 586,760 and 1,120,367 shares at September 30, 2016 and December 31, 2015, respectively	(1,911)	(3,645)
Additional paid-in capital	2,834,300	2,705,385
Accumulated other comprehensive loss	(16,284)	(22,537)
Accumulated deficit	(716,294)	(704,871)
Total shareholders’ equity	2,105,392	1,979,794
Total liabilities and equity	$2,800,027	$2,799,188

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

OPKO Health, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except share and per share data)

	For the three months ended September 30,		For the nine months ended September 30,
	2016	2015	2016	2015
Revenues:
Revenue from services	$259,025	$103,919	$777,559	$107,929
Revenue from products	20,569	20,765	63,275	59,066
Revenue from transfer of intellectual property and other	18,441	18,350	105,338	48,552
Total revenues	298,035	143,034	946,172	215,547
Costs and expenses:
Cost of service revenue	138,554	56,670	417,121	61,434
Cost of product revenue	12,626	10,658	35,033	30,650
Selling, general and administrative	124,845	55,246	370,358	93,629
Research and development	24,424	18,937	83,594	74,010
Contingent consideration	3,093	1,636	15,604	6,471
Amortization of intangible assets	18,116	8,110	47,337	14,011
Grant repayment	—	—	—	25,889
Total costs and expenses	321,658	151,257	969,047	306,094
Operating loss	(23,623)	(8,223)	(22,875)	(90,547)
Other income and (expense), net:
Interest income	163	13	341	27
Interest expense	(2,018)	(2,745)	(6,022)	(6,296)
Fair value changes of derivative instruments, net	(5,701)	32,244	(5,889)	(34,100)
Other income (expense), net	(2,972)	17,482	3,543	16,734
Other income and (expense), net	(10,528)	46,994	(8,027)	(23,635)
Income (loss) before income taxes and investment losses	(34,151)	38,771	(30,902)	(114,182)
Income tax benefit	19,988	92,978	24,626	87,218
Income (loss) before investment losses	(14,163)	131,749	(6,276)	(26,964)
Loss from investments in investees	(814)	(3,502)	(5,147)	(6,067)
Net income (loss)	(14,977)	128,247	(11,423)	(33,031)
Less: Net loss attributable to noncontrolling interests	—	—	—	(1,400)
Net income (loss) attributable to common shareholders	$(14,977)	$128,247	$(11,423)	$(31,631)
Earnings (loss) per share:
Earnings (loss) per share, basic	$(0.03)	$0.26	$(0.02)	$(0.07)
Earnings (loss) per share, diluted	$(0.03)	$0.18	$(0.02)	$(0.07)
Weighted average common shares outstanding, basic	552,229,266	500,562,254	548,550,641	469,931,486
Weighted average common shares outstanding, diluted	552,229,266	515,512,850	548,550,641	469,931,486

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

OPKO Health, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(In thousands)

	For the three months ended September 30,		For the nine months ended September 30,
	2016	2015	2016	2015
Net income (loss)	$(14,977)	$128,247	$(11,423)	$(33,031)
Other comprehensive income (loss), net of tax:
Change in foreign currency translation and other comprehensive income (loss)	2,796	(1,452)	5,306	(5,998)
Available for sale investments:
Change in unrealized loss, net of tax	449	(661)	(2,955)	(2,602)
Less: reclassification adjustments for losses included in net loss, net of tax	3,902	—	3,902	—
Comprehensive income (loss)	(7,830)	126,134	(5,170)	(41,631)
Less: Comprehensive loss attributable to noncontrolling interest	—	—	—	(1,400)
Comprehensive income (loss) attributable to common shareholders	$(7,830)	$126,134	$(5,170)	$(40,231)

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

OPKO Health, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	For the nine months ended September 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(11,423)	$(33,031)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	72,612	20,073
Non-cash interest	2,063	2,176
Amortization of deferred financing costs	175	1,175
Losses from investments in investees	5,147	6,067
Equity-based compensation – employees and non-employees	34,939	17,765
Revenue from receipt of equity	—	(140)
Realized loss (gain) on equity securities and disposal of fixed assets	943	(216)
Loss on conversion of 3.00% convertible senior notes	—	(943)
Change in fair value of derivative instruments	5,889	34,100
Change in fair value of contingent consideration	15,604	6,471
Gain on deconsolidation of SciVac	—	(17,340)
Deferred income tax benefit	(30,982)	(96,713)
Changes in assets and liabilities, net of the effects of acquisitions:
Accounts receivable, net	(28,974)	(5,704)
Inventory, net	(2,726)	(5,724)
Other current assets and prepaid expenses	(24,310)	(4,225)
Other assets	(402)	1,262
Accounts payable	(16,141)	(35,504)
Foreign currency measurement	(433)	776
Deferred revenue	(56,256)	246,262
Accrued expenses and other liabilities	36,015	36,788
Net cash provided by operating activities	1,740	173,375
Cash flows from investing activities:
Investments in investees	(9,171)	(3,000)
Acquisition of businesses, net of cash	15,878	(78,862)
Purchase of marketable securities	(15,631)	—
Maturities of short-term marketable securities	15,634	—
Proceeds from the sale of property, plant and equipment	1,082	—
Acquisition of intangible assets	(5,000)	(5,000)
Capital expenditures	(17,015)	(4,422)
Net cash used in investing activities	(14,223)	(91,284)
Cash flows from financing activities:
Issuance of 2033 Senior Notes, net, including related parties	—	81
Proceeds from the exercise of Common Stock options and warrants	6,112	25,180
Cash from non-controlling interest	—	100
Borrowings on lines of credit	15,816	111,359
Repayments of lines of credit	(58,901)	(103,544)
Net cash (used in) provided by financing activities	(36,973)	33,176
Effect of exchange rate changes on cash and cash equivalents	504	(30)
Net (decrease) increase in cash and cash equivalents	(48,952)	115,237
Cash and cash equivalents at beginning of period	193,598	96,907
Cash and cash equivalents at end of period	$144,646	$212,144
SUPPLEMENTAL INFORMATION:
Interest paid	$2,519	$2,917
Income taxes paid, net	$8,045	$1,383
Non-cash financing:
Shares issued upon the conversion of:
2033 Senior Notes	$—	$120,299
Common Stock options and warrants, surrendered in net exercise	$350	$14,241
Issuance of capital stock to acquire or contingent consideration settlement:
Transition Therapeutics, Inc.	$58,530	$—
Bio-Reference Laboratories, Inc.	$—	$950,010
EirGen Pharma Limited	$—	$33,569
OPKO Health Europe	$313	$1,813
OPKO Renal	$25,986	$20,113
Issuance of stock for investment in Xenetic	$4,856	$—

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

OPKO Health, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
NOTE 1 BUSINESS AND ORGANIZATION
We are a diversified healthcare company that seeks to establish industry-leading positions in large and rapidly growing medical markets. Our diagnostics business includes Bio-Reference Laboratories, Inc. (“Bio-Reference”), the nation’s third-largest clinical laboratory with a core genetic testing business and a 420-person sales and marketing department to drive growth and leverage new products, including the 4Kscore prostate cancer test and the Claros 1 in-office immunoassay platform (in development). Our pharmaceutical business features Rayaldee, an FDA-approved treatment for secondary hyperparathyroidism (“SHPT”) in patients with stage 3 or 4 chronic kidney disease (“CKD”) and vitamin D insufficiency and VARUBI™ for chemotherapy-induced nausea and vomiting (oral formulation launched by partner TESARO in November 2015 and PDUFA date for IV formulation is January 2017), TT401, a once or twice weekly oxyntomodulin for type 2 diabetes and obesity which is a clinically advanced drug candidate among the new class of GLP-1 glucagon receptor dual agonists, and TT701, an androgen receptor modulator for androgen deficiency indications. Our pharmaceutical business also includes OPKO Biologics, which features hGH-CTP, a once-weekly human growth hormone injection (in Phase 3 and partnered with Pfizer), a once-daily Factor VIIa drug for hemophilia (Phase 2a), and long-acting oxyntomodulin (“OXM”) for diabetes and obesity (Phase 1). We are incorporated in Delaware and our principal executive offices are located in leased offices in Miami, Florida.
In August 2016, we completed the acquisition of Transition Therapeutics, Inc. (“Transition Therapeutics”), a clinical stage biotechnology company developing TT401, a once or twice weekly oxyntomodulin for type 2 diabetes and obesity, and TT701, an androgen receptor modulator for androgen deficiency indications.  Holders of Transition Therapeutics common stock received 6,431,899 shares of OPKO Common Stock. The transaction was valued at approximately $58.5 million, based on a closing price per share of our Common Stock of $9.10 as reported by NASDAQ on the closing date.
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

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of presentation. The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and notes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring adjustments or otherwise disclosed herein) considered necessary to present fairly the Company’s results of operations, financial position and cash flows have been made. The results of operations and cash flows for the three and nine months ended September 30, 2016, are not necessarily indicative of the results of operations and cash flows that may be reported for the remainder of 2016 or any future periods. The unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2015.
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
Inventories. Inventories are valued at the lower of cost or market (net realizable value). Cost is determined by the first-in, first-out method. We consider such factors as the amount of inventory on hand, estimated time required to sell such inventories, remaining shelf-life, and current market conditions to determine whether inventories are stated at the lower of cost or market. Inventories at our diagnostics segment consist primarily of purchased laboratory supplies, which is used in our testing laboratories. The provision for inventory obsolescence for the nine months ended September 30, 2016 and 2015 was $0.2 million and $0.7 million, respectively.
Pre-launch inventories. We may accumulate commercial quantities of certain product candidates prior to the date we anticipate that such products will receive final U.S. FDA approval.  The accumulation of such pre-launch inventories involves the risk that such products may not be approved for marketing by the FDA on a timely basis, or ever.  This risk notwithstanding, we may accumulate pre-launch inventories of certain products when such action is appropriate in relation to the commercial value of the product launch opportunity.  In accordance with our policy, this pre-launch inventory is expensed.  At September 30, 2016 and December 31, 2015, there were no pre-launch inventories.
Goodwill and intangible assets. Goodwill represents the difference between the purchase price and the estimated fair value of the net assets acquired accounted for by the acquisition method of accounting and arose from our acquisitions. Refer to Note 4. Goodwill, in-process research and development (“IPR&D”) and other intangible assets acquired in business combinations, licensing and other transactions at September 30, 2016 and December 31, 2015 was $2.1 billion and $2.2 billion, respectively.
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

We amortize intangible assets with definite lives on a straight-line basis over their estimated useful lives, ranging from 3 to 20 years. We use the straight-line method of amortization as there is no reliably determinable pattern in which the economic benefits of our intangible assets are consumed or otherwise used up. Amortization expense was $47.3 million and $14.0 million for the nine months ended September 30, 2016 and 2015, respectively.
We reclassified $187.6 million of IPR&D related to Rayaldee from In-process research and development to Intangible assets, net in our Condensed Consolidated Balance Sheet upon the FDA’s approval of Rayaldee in June 2016. The assets will be amortized on a straight-line basis over their estimated useful life of approximately 12 years.
Fair value measurements. The carrying amounts of our cash and cash equivalents, accounts receivable, accounts payable and short-term debt approximate their fair value due to the short-term maturities of these instruments. Investments that are considered available for sale as of September 30, 2016 and December 31, 2015 are carried at fair value. Our debt under the credit agreement with JPMorgan Chase Bank, N.A. approximates fair value due to the variable rate of interest.
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
Derivative financial instruments. We record derivative financial instruments on our Condensed Consolidated Balance Sheet at their fair value and recognize the changes in the fair value in our Condensed Consolidated Statement of Operations when they occur, the only exception being derivatives that qualify as hedges. For the derivative instrument to qualify as a hedge, we are required to meet strict hedge effectiveness and contemporaneous documentation requirements at the initiation of the hedge and assess the hedge effectiveness on an ongoing basis over the life of the hedge. At September 30, 2016 and December 31, 2015, our foreign currency forward contracts to economically hedge inventory purchases did not meet the documentation requirements to be designated as hedges. Accordingly, we recognize all changes in the fair values of our derivatives instruments, net, in our Condensed Consolidated Statement of Operations. Refer to Note 9.
Property, plant and equipment. Property, plant and equipment are recorded at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets and includes amortization expense for assets capitalized under capital leases. The estimated useful lives by asset class are as follows: software - 3 years, machinery, medical and other equipment - 5-8 years, furniture and fixtures - 5-10 years, leasehold improvements - the lesser of their useful life or the lease term, buildings and improvements - 10-40 years, automobiles and aircraft - 3-15 years. Expenditures for repairs and maintenance are charged to expense as incurred. Depreciation expense was $25.3 million and $6.1 million for the nine months ended September 30, 2016 and 2015, respectively. Assets held under capital leases are included within Property, plant and equipment, net in our Condensed Consolidated Balance Sheet and are amortized over the shorter of their useful lives or the expected term of their related leases.
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

We operate in various countries and tax jurisdictions globally.  For interim reporting purposes, we record income taxes based on the expected annual effective income tax rate taking into consideration global forecasted tax results.  For the three and nine months ended September 30, 2016, the tax rate differed from the U.S. federal statutory rate of 35% primarily due to the relative mix in earnings and losses in the U.S. versus foreign tax jurisdictions, the impact of certain discrete tax events and operating results in tax jurisdictions which do not result in a tax benefit.
Income tax benefit for the three and nine months ended September 30, 2015 was primarily due to a $93.4 million release of a valuation allowance on our U.S. deferred tax assets as a result of the merger with Bio-Reference in August 2015.
We periodically evaluate the realizability of our net deferred tax assets. Our tax accruals are analyzed periodically and adjustments are made as events occur to warrant such adjustment. On January 5, 2016, the Israeli Parliament officially published the Law for the Amendment of the Israeli Tax Ordinance (Amendment 216), that reduces the standard corporate income tax rate from 26.5% to 25%.  The amendment was entered into force on January 1, 2016 and the 25% corporate tax rate will apply to income that was generated from that day onwards.  The new rate has been used in determining Income tax benefit in 2016.
Revenue recognition. Revenue for laboratory services is recognized at the time test results are reported, which approximates when services are provided. Services are provided to patients covered by various third-party payer programs including various managed care organizations, as well as the Medicare and Medicaid programs. Billings for services under third-party payer programs are included in revenue net of allowances for contractual discounts and allowances for differences between the amounts billed and estimated program payment amounts. Adjustments to the estimated payment amounts based on final settlement with the programs are recorded upon settlement as an adjustment to revenue. For the nine months ended September 30, 2016 and 2015, approximately 10% and 9%, respectively, of our revenues from services were derived directly from the Medicare and Medicaid programs. The increase in revenues from laboratory services, including revenue from Medicare and Medicaid programs, is due to the acquisition of Bio-Reference in August 2015.
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
The assessment of our obligations and related performance periods requires significant management judgment. If an agreement contains research and development obligations, the relevant time period for the research and development phase is based on management estimates and could vary depending on the outcome of clinical trials and the regulatory approval process. Such changes could materially impact the revenue recognized, and as a result, management reviews the estimates related to the relevant time period of research and development on a periodic basis. For the three and nine months ended September 30, 2016, revenue from transfer of intellectual property includes $17.7 million and $53.0 million, respectively, of revenue related to the Pfizer Transaction. For the three and nine months ended September 30, 2015, revenue from transfer of intellectual property includes $17.7 million and $47.8 million, respectively, of revenue related to the Pfizer Transaction. Refer to Note 12.
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

Total deferred revenue included in Accrued expenses and Other long-term liabilities was $180.4 million and $232.9 million at September 30, 2016 and December 31, 2015, respectively. The deferred revenue balance at September 30, 2016 relates primarily to the Pfizer Transaction. Refer to Note 12.
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
While we have receivables due from federal and state governmental agencies, we do not believe that such receivables represent a credit risk since the related health care programs are funded by federal and state governments, and payment is primarily dependent upon submitting appropriate documentation. Accounts receivable balances (net of contractual adjustments) from Medicare and Medicaid were $31.1 million and $26.1 million at September 30, 2016 and December 31, 2015, respectively.
The portion of our accounts receivable due from individual patients comprises the largest portion of credit risk. At September 30, 2016 and December 31, 2015, receivables due from patients represent approximately 6.6% and 7.5%, respectively, of our consolidated accounts receivable (prior to allowance for doubtful accounts).
We assess the collectability of accounts receivable balances by considering factors such as historical collection experience, customer credit worthiness, the age of accounts receivable balances, regulatory changes and current economic conditions and trends that may affect a customer’s ability to pay. Actual results could differ from those estimates. Our reported net income (loss) is directly affected by our estimate of the collectability of accounts receivable. The allowance for doubtful accounts was $41.1 million and $25.2 million at September 30, 2016 and December 31, 2015, respectively. The provision for bad debts for the nine months ended September 30, 2016 and 2015 was $62.5 million and $8.3 million, respectively.
Equity-based compensation. We measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is recognized in the Condensed Consolidated Statement of Operations over the period during which an employee is required to provide service in exchange for the award. We record excess tax benefits, realized from the exercise of stock options as a financing cash inflow and as a reduction of taxes paid in cash flow from operations. Equity-based compensation arrangements to non-employees are recorded at their fair value on the measurement date. The measurement of equity-based compensation to non-employees is subject to periodic adjustment as the underlying equity instruments vest. During the nine months ended September 30, 2016 and 2015, we recorded $34.9 million and $17.8 million, respectively, of equity-based compensation expense.
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
Recent accounting pronouncements. In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers.” ASU 2014-09 clarifies the principles for recognizing revenue and develops a common revenue standard for GAAP and International Financial Reporting Standards that removes inconsistencies and weaknesses in revenue requirements, provides a more robust framework for addressing revenue issues, improves comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets, provides more useful information to users of financial statements through improved disclosure requirements and simplifies the preparation of financial statements by reducing the number of requirements to which an entity must refer. ASU 2014-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. Companies can choose to apply the ASU using either the full retrospective approach or a modified retrospective approach. We are currently evaluating both methods of adoption and the impact that the adoption of this ASU will have on our Condensed Consolidated Financial Statements.
In June 2014, the FASB issued ASU No. 2014-12, “Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period (a consensus of the FASB Emerging Issues Task Force).” ASU 2014-12 requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. ASU 2014-12 was effective for the Company beginning after January 1, 2016. Our adoption of ASU 2014-12 in the first quarter of 2016 using the prospective application did not have a material impact on our Condensed Consolidated Financial Statements.
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
In January 2016, the FASB issued ASU No. 2016-01, “Financial Instruments - Overall (Subtopic 825-10),” which addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. The ASU requires equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. ASU 2016-01 will be effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. We are currently evaluating the impact of this new guidance on our Condensed Consolidated Financial Statements.
In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842),” which will require organizations that lease assets with lease terms of more than 12 months to recognize assets and liabilities for the rights and obligations created by those leases on their balance sheets. The ASU will also require new qualitative and quantitative disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. ASU 2016-02 will be effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. We are currently evaluating the impact of this new guidance on our Condensed Consolidated Financial Statements.
In March 2016, the FASB issued ASU No. 2016-09, “Compensation - Stock Compensation (Topic 718),” which simplifies several aspects of the accounting for share-based payment award transactions, including the income tax consequences, classification of awards as either equity or liabilities, classification on the statement of cash flows and accounting for forfeitures. ASU 2016-09 will be effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years, with early adoption permitted. We are currently evaluating the impact of this new guidance on our Condensed Consolidated Financial Statements.
In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230),” which addresses the classification of eight specific cash flow issues with the objective of reducing the existing diversity in practice. ASU 2016-15 will be effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, with early adoption permitted. We are currently evaluating the impact of this new guidance on our Condensed Consolidated Financial Statements.
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

	For the three months ended September 30,		For the nine months ended September 30,
(Shares in thousands)	2016	2015	2016	2015
Numerator
Net income (loss) attributable to common shareholders, basic	$(14,977)	$128,247	$(11,423)	$(31,631)
Add: Interest on 2033 Senior Notes	—	945	—	—
Change in FV of embedded derivative income	—	(36,132)	—	—
Net income (loss) attributable to common shareholders, diluted	$(14,977)	$93,060	$(11,423)	$(31,631)

Denominator
(Shares in thousands)
Weighted average common shares outstanding, basic	552,229	500,562	548,551	469,931
Effect of dilutive securities:
Stock options	—	6,349	—	—
Warrants	—	2,065	—	—
2033 Senior Notes	—	6,537	—	—
Dilutive potential shares	—	14,951	—	—
Weighted average common shares outstanding, diluted	552,229	515,513	548,551	469,931

Earnings (loss) per share, basic	$(0.03)	$0.26	$(0.02)	$(0.07)
Earnings (loss) per share, diluted	$(0.03)	$0.18	$(0.02)	$(0.07)
A total of 9,175,105 and 11,687,219 potential shares of Common Stock have been excluded from the calculation of diluted net loss per share for the three and nine months ended September 30, 2016, respectively, because their inclusion would be antidilutive. A total of 12,348,652 potential shares of Common Stock have been excluded from the calculation of diluted net loss per share for the nine months ended September 30, 2015, because their inclusion would be antidilutive.
During the three months ended September 30, 2016, 660,921 Common Stock options and Common Stock warrants to purchase shares of our Common Stock were exercised, resulting in the issuance of 658,357 shares of Common Stock. Of the 660,921 Common Stock options and Common Stock warrants exercised, 2,564 shares of Common Stock were surrendered in lieu of a cash payment via the net exercise feature of the agreements.
During the nine months ended September 30, 2016, 2,899,458 Common Stock options and Common Stock warrants to purchase shares of our Common Stock were exercised, resulting in the issuance of 2,771,514 shares of Common Stock. Of the 2,899,458 Common Stock options and Common Stock warrants exercised, 127,944 shares of Common Stock were surrendered in lieu of a cash payment via the net exercise feature of the agreements.
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
During the nine months ended September 30, 2015, 25,437,929 Common Stock options and Common Stock warrants to purchase shares of our Common Stock were exercised, resulting in the issuance of 24,231,122 shares of Common Stock. Of the 25,437,929 Common Stock options and Common Stock warrants exercised, 1,206,807 shares of Common Stock were surrendered in lieu of a cash payment via the net exercise feature of the agreements.

NOTE 4 COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS

(In thousands)	September 30, 2016	December 31, 2015
Accounts receivable, net
Accounts receivable	$264,957	$219,043
Less: allowance for doubtful accounts	(41,130)	(25,168)
	$223,827	$193,875
Inventories, net
Consumable supplies	$22,693	$22,265
Finished products	14,030	13,404
Work in-process	1,596	1,215
Raw materials	6,014	3,848
Less: inventory reserve	(1,147)	(1,051)
	$43,186	$39,681
Other current assets and prepaid expenses
Taxes recoverable	56,566	3,076
Other receivables	16,020	11,946
Prepaid supplies	11,428	8,773
Prepaid insurance	5,520	2,206
Other	874	903
	$90,408	$26,904
Intangible assets, net:
Customer relationships	$445,743	$449,972
Technologies	339,333	151,709
Trade names	50,476	50,416
Licenses	23,506	23,432
Covenants not to compete	16,361	8,612
Product registrations	7,911	7,512
Other	4,430	5,600
Less: accumulated amortization	(105,870)	(59,101)
	$781,890	$638,152
Accrued expenses:
Deferred revenue	$72,559	$70,246
Employee benefits	33,608	29,751
Clinical trials	10,056	2,505
Taxes payable	16,733	7,605
Contingent consideration	5,211	22,164
Capital leases short-term	3,062	5,373
Milestone payment	4,966	5,000
Professional fees	2,259	1,506
Other	37,622	23,749
	$186,076	$167,899

(In thousands)	September 30, 2016	December 31, 2015
Other long-term liabilities:
Deferred revenue	$107,817	$162,634
Line of credit	38,444	72,107
Contingent consideration	38,532	32,258
Mortgages and other debts payable	2,243	2,523
Capital leases long-term	7,527	9,285
Other	9,531	13,663
	$204,094	$292,470
All of the intangible assets and goodwill acquired relate to our acquisitions of principally OPKO Renal, OPKO Biologics, EirGen and Bio-Reference. We do not anticipate capitalizing the cost of product registration renewals, rather we expect to expense these costs, as incurred. Our goodwill is not tax deductible for income tax purposes in any jurisdiction we operate in.
We reclassified $187.6 million of IPR&D related to Rayaldee from In-process research and development to Intangible assets, net in our Condensed Consolidated Balance Sheet upon the FDA’s approval of Rayaldee in June 2016. In addition, we made certain purchase price allocation adjustments related to the Bio-Reference acquisition during the nine months ended September 30, 2016. Refer to Note 5. Other changes in value of the intangible assets and goodwill are primarily due to foreign currency fluctuations between the Chilean and Mexican pesos, the Euro and the Shekel against the U.S. dollar.
The following table reflects the changes in Goodwill during the nine months ended September 30, 2016.

	2016
(In thousands)	Balance at January 1st	Purchase accounting adjustments	Foreign exchange	Balance at September 30th
Pharmaceuticals
CURNA	$4,827	$—	$—	$4,827
EirGen	81,139	—	2,364	83,503
FineTech	11,698	—	—	11,698
OPKO Chile	4,517	—	343	4,860
OPKO Biologics	139,784	—	—	139,784
OPKO Health Europe	7,191	—	201	7,392
OPKO Renal	2,069	—	—	2,069
Transition Therapeutics	—	3,453	(16)	3,437

Diagnostics
Bio-Reference	441,158	(49,167)	—	391,991
OPKO Diagnostics	17,977	—	—	17,977
OPKO Lab	32,988	—	—	32,988
	$743,348	$(45,714)	$2,892	$700,526

NOTE 5 ACQUISITIONS, INVESTMENTS AND LICENSES
Transition Therapeutics acquisition
In August 2016, we completed the acquisition of Transition Therapeutics, a clinical stage biotechnology company. Holders of Transition Therapeutics common stock received 6,431,899 shares of OPKO Common Stock. The transaction was valued at approximately $58.5 million, based on a closing price per share of our Common Stock of $9.10 as reported by NASDAQ on the closing date.
The following table summarizes the preliminary purchase price allocation and the estimated fair value of the net assets acquired and liabilities assumed at the date of acquisition. The purchase price allocation for Transition Therapeutics is preliminary pending completion of the fair value analysis of acquired assets and liabilities:

(In thousands)	Transition Therapeutics
Cash and cash equivalents	$15,878
IPR&D assets	41,000
Goodwill	3,453
Other assets	634
Accounts payable and other liabilities	(1,035)
Deferred tax liability	(1,400)
Total purchase price	$58,530
Goodwill from the acquisition of Transition Therapeutics principally relates to intangible assets that do not qualify for separate recognition (for instance, Transition Therapeutics' assembled workforce) and the deferred tax liability generated as a result of the transaction. Goodwill is not tax deductible for income tax purposes and was assigned to the pharmaceutical reporting segment.
Revenue and Net income (loss) in the Condensed Consolidated Statement of Operations for the nine months ended September 30, 2016 includes revenue and net loss of Transition Therapeutics from the date of acquisition to September 30, 2016 of $0.0 million and $(0.5) million, respectively.
Our IPR&D assets will not be amortized until the underlying development programs are completed. Upon obtaining regulatory approval, the IPR&D assets are then accounted for as finite-lived intangible assets and amortized on a straight-line basis over its estimated useful life.
Pro forma disclosure for Transition Therapeutics acquisition
The following table includes the pro forma results for the three and nine months ended September 30, 2016 and 2015 and combines the results of operations of OPKO and Transition Therapeutics as though the acquisition of Transition Therapeutics had occurred on January 1, 2015.

	For the three months ended September 30,		For the nine months ended September 30,
(In thousands)	2016	2015	2016	2015
Revenues	$298,035	$143,034	$946,172	$215,547
Net income (loss)	(16,897)	124,942	(18,147)	(51,089)
Net income (loss) attributable to common shareholders	(16,897)	124,942	(18,147)	(49,689)
The unaudited pro forma financial information is presented for information purposes only. The unaudited pro forma financial information may not necessarily reflect our future results of operations or what the results of operations would have been had we owned and operated Transition Therapeutics as of the beginning of the period presented.
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
The following table summarizes the final purchase price allocation and the fair value of the net assets acquired and liabilities assumed in the acquisition of Bio-Reference at the date of acquisition:

(In thousands)	Bio-Reference
Purchase price:
Value of OPKO Common Stock issued to Bio-Reference shareholders	$947,889
Value of replacement stock options awards to holders of Bio-Reference stock options	2,259
Total purchase price	$950,148

Preliminary value of assets acquired and liabilities assumed:
Current assets
Cash and cash equivalents	$15,800
Accounts receivable	168,164
Inventory	19,674
Other current assets, principally deferred tax assets	100,052
Total current assets	303,690
Property, plant and equipment	112,457
Intangible assets:
Trade name	47,100
Customer relationships	389,800
Technology	100,600
Other intangible assets	7,750
Total intangible assets	545,250
Goodwill	391,991
Investments	5,326
Other assets	13,265
Total assets	1,371,979
Accounts payable and accrued expenses	(108,217)
Income taxes payable	(1,014)
Lines of credit and notes payable	(65,701)
Capital lease obligations	(18,293)
Deferred tax liability (non-current)	(228,606)
Total purchase price	$950,148
During the nine months ended September 30, 2016, we finalized our purchase price allocation during the measurement period and obtained new fair value information related to certain assets acquired and liabilities assumed of Bio-Reference. As a result, for the nine months ended September 30, 2016 we adjusted the purchase price allocation by increasing Other current assets by $38.9 million, decreasing customer relationships by $5.4 million, increasing Other intangible assets by $7.8 million, decreasing Goodwill by $49.2 million, decreasing Accrued expenses by $0.5 million, increasing Income taxes payable by $0.6 million and decreasing Deferred tax liability (non-current) by $8.0 million. As a result of these adjustments, Amortization of intangible assets in our Condensed Consolidated Statement of Operations for the nine months ended September 30, 2016 increased $2.6 million.
The purchase price allocation adjustments are largely due to an approval we received from the Internal Revenue Service during 2016 on an application for a change in accounting method.  As a result of the change, we recognized an additional $51.7 million of income tax benefits, of which $39.4 million was recognized as taxes recoverable in Other current assets and $12.3 million was recognized as a reduction of our Deferred tax liability (non-current). In addition, Goodwill was reduced by $51.7 million.
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
Revenue and Net income (loss) in the Condensed Consolidated Statement of Operations for the nine months ended September 30, 2015 includes revenue and net loss of Bio-Reference from the date of acquisition to September 30, 2015 of $102.1 million and $6.8 million, respectively.
The weighted average amortization periods for intangible assets recognized in the Bio-Reference acquisition are 5 years for trade name, 19.3 years for customer relationships, 10.2 years for technology and 13.0 years in total.
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
Revenue and Net income (loss) in the Condensed Consolidated Statement of Operations for the nine months ended September 30, 2015 includes revenue and net income of EirGen from the date of acquisition to September 30, 2015 of $7.6 million and $0.1 million, respectively.
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
Investments
The following table reflects the accounting method, carrying value and underlying equity in net assets of our unconsolidated investments as of September 30, 2016:

(in thousands)
Investment type	Investment Carrying Value	Underlying Equity in Net Assets
Equity method investments	$30,338	$33,543
Variable interest entity, equity method	565	—
Available for sale investments	5,767
Warrants and options	2,113
Total carrying value of investments	$38,783
Equity Method Investments
Our equity method investments consist of investments in Pharmsynthez (ownership 17%), Cocrystal Pharma, Inc. (“COCP”) (8%), Sevion Therapeutics, Inc. (“Sevion”) (3%), Non-Invasive Monitoring Systems, Inc. (1%), Neovasc (4%), VBI (17%) and InCellDx, Inc. (27%). The total assets, liabilities, and net losses of our equity method investees as of and for the nine months ended September 30, 2016 were $432.8 million, $(173.8) million, and $(132.3) million, respectively. We have determined that we and/or our related parties can significantly influence the success of our equity method investments through our board representation and/or voting power. Accordingly, we account for our investment in these entities under the equity method and record our proportionate share of their losses in Loss from investments in investees in our Condensed Consolidated Statement of Operations. The aggregate value of our equity method investments based on the quoted market price of their common stock and the number of shares held by us as of September 30, 2016 is $57.1 million.
Available for Sale Investments
Our available for sale investments consist of investments in RXi Pharmaceuticals Corporation (“RXi”) (ownership 3%), ChromaDex Corporation (2%), MabVax Therapeutics Holdings, Inc. (“MabVax”) (4%), ARNO Therapeutics, Inc. (“ARNO”) (5%) and Xenetic Biosciences, Inc. (“Xenetic”) (3%). We have determined that our ownership, along with that of our related parties, does not provide us with significant influence over the operations of our available for sale investments. Accordingly, we account for our investment in these entities as available for sale, and we record changes in these investments as an unrealized gain or loss in Other comprehensive income (loss) each reporting period.
Based on our evaluation of the value of our investments in RXi, including RXi’s decreasing stock price during the nine months ended September 30, 2016, we determined that the decline in fair value of our RXi common shares was other-than-temporary and recorded an impairment charge of $0.4 million in Other income (expense), net in our Consolidated Statement of Operations for the nine months ended September 30, 2016 to write our investment in RXi common shares down to its fair value of $0.4 million as of September 30, 2016. Based on our evaluation of the value of our investments in Xenetic, including Xenetic’s decreasing stock price during the nine months ended September 30, 2016, we determined that the decline in fair value of our Xenetic common shares was other-than-temporary and recorded an impairment charge of $3.5 million in Other income (expense), net in our Consolidated Statement of Operations for the nine months ended September 30, 2016 to write our investment in Xenetic common shares down to its fair value of $1.4 million as of September 30, 2016.
Sales of Investments
Gains (losses) included in earnings from sales of our investments are recorded in Other income (expense), net in our Condensed Consolidated Statement of Operations. We did not have any such activity in the nine months ended September 30, 2016 and 2015. The cost of securities sold is based on the specific identification method. Refer to Investment in SciVac below.
Warrants and Options
In addition to our equity method investments and available for sale investments, we hold options to purchase 0.1 million additional shares of Neovasc, which are fully vested as of December 31, 2015, and 1.0 million, 2.2 million, 0.5 million, 0.7 million and 0.7 million of warrants to purchase additional shares of COCP, ARNO, Sevion, MabVax and InCellDx, Inc., respectively. We recorded the changes in the fair value of the options and warrants in Fair value changes of derivative instruments, net in our Condensed Consolidated Statements of Operations. We record the fair value of the options and warrants in Investments, net in our Condensed Consolidated Balance Sheets. See further discussion of the Company’s options and warrants in Note 8 and Note 9.
Investments in Variable Interest Entities

We have determined that we hold variable interests in Zebra Biologics, Inc. (“Zebra”). We made this determination as a result of our assessment that Zebra does not have sufficient resources to carry out its principal activities without additional financial support.
We own 1,260,000 shares of Zebra Series A-2 Preferred Stock and 900,000 shares of Zebra restricted common stock (ownership 29% at September 30, 2016). Zebra is a privately held biotechnology company focused on the discovery and development of biosuperior antibody therapeutics and complex drugs. Dr. Richard Lerner, M.D., a member of our Board of Directors, is a founder of Zebra and, along with Dr. Frost, serves as a member of Zebra’s Board of Directors.
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
Upon completion of the Arrangement, we determined that STI was not a VIE. We also determined that we do not have the power to direct the activities that most significantly impact the economic performance of STI that would require us to consolidate STI. We recorded a $17.3 million gain on the deconsolidation of SciVac in Other income (expense), net in our Condensed Consolidated Statement of Operations for the nine months ended September 30, 2015. The recognized gain was primarily due to the fair value of the retained interest in STI based on Levon’s cash contribution of approximately $21.2 million under the Arrangement.
Following the deconsolidation, we account for our investment in STI under the equity method as we have determined that we and/or our related parties can significantly influence STI through our voting power and board representation. STI is considered a related party as a result of our board representation in STI and executive management’s ownership interests in STI.
In May 2016, STI completed a merger transaction pursuant to which a wholly-owned subsidiary of STI merged with and into VBI Vaccines Inc. with VBI Vaccines Inc. surviving the merger as a wholly-owned subsidiary of STI, and STI changed its name to VBI Vaccines Inc. (“VBI”) . We recorded a $2.5 million gain in connection with the merger transaction in Other income (expense), net in our Condensed Consolidated Statement of Operations for the nine months ended September 30, 2016. In June 2016, we invested an additional $5.7 million in VBI for 1,362,370 shares of its common stock. As a result of these two transactions, OPKO’s ownership in VBI changed to 17%.
We account for our investment in VBI under the equity method as we have determined that we can significantly influence VBI through our board representation.
Other

On January 5, 2016, we completed a stock exchange agreement (the “Exchange Agreement”) with Relative Core Cyprus Limited (“Relative Core”) pursuant to which Relative Core agreed to transfer and sell to us that certain number of shares of Xenetic having a fair market value of $5.0 million in exchange for that number of shares of our common stock having a fair market value of $5.0 million. We issued 494,462 shares of our common stock to Relative Core and received 10,204,082 shares of Xenetic common stock from Relative Core. The number of shares exchanged in the transaction was calculated based on the average closing sale price for our common stock on the NYSE for the ten (10) consecutive trading day period ending on the second day prior to the closing and the average closing sale price for Xenetic’s common stock on the OTC “Pink Sheet” for the ten (10) consecutive trading day period ending on the second day prior to the closing. We account for investment in Xenetic as an available for sale investment.
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
The following table sets forth information related to the 2033 Senior Notes which is included our Condensed Consolidated Balance Sheets as of September 30, 2016:

(In thousands)	Embedded conversion option	2033 Senior Notes	Discount	Debt Issuance Cost	Total
Balance at December 31, 2015	$23,737	$32,200	$(6,525)	$(426)	$48,986
Amortization of debt discount and debt issuance costs	—	—	1,379	111	1,490
Change in fair value of embedded derivative	1,061	—	—	—	1,061
Balance at September 30, 2016	$24,798	$32,200	$(5,146)	$(315)	$51,537
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
On April 1, 2015, we initially announced that our 2033 Senior Notes were convertible through June 2015 by holders of such notes. This conversion right was triggered because the closing price per share of our Common Stock exceeded $9.19, or 130% of the initial conversion price of $7.07, for at least 20 of 30 consecutive trading days during the applicable measurement period. We have elected to satisfy our conversion obligation under the 2033 Senior Notes in shares of our Common Stock. Our 2033 Senior Notes continued to be convertible by holders of such notes for the remainder of 2015 and 2016, and may be convertible thereafter, if one or more of the conversion conditions specified in the Indenture is satisfied during future measurement periods. Pursuant to the Indenture, a holder who elects to convert the 2033 Senior Notes will receive 141.4827 shares of our Common Stock plus such number of additional shares as is applicable on the conversion date per $1,000 principal amount of 2033 Senior Notes based on the early conversion provisions in the Indenture. See further discussion in Note 14.
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

The following table sets forth the inputs to the lattice model used to value the embedded derivative:

September 30, 2016
Stock price	$10.59
Conversion Rate	141.4827
Conversion Price	$7.07
Maturity date	February 1, 2033
Risk-free interest rate	0.81%
Estimated stock volatility	41%
Estimated credit spread	979 basis points
The following table sets forth the fair value of the 2033 Senior Notes with and without the embedded derivatives, and the fair value of the embedded derivatives at September 30, 2016. At September 30, 2016 the principal amount of the 2033 Senior Notes was $32.2 million:

(In thousands)	September 30, 2016
Fair value of 2033 Senior Notes:
With the embedded derivatives	$52,206
Without the embedded derivatives	$27,408
Estimated fair value of the embedded derivatives	$24,798

Changes in certain inputs into the lattice model can have a significant impact on changes in the estimated fair value of the embedded derivatives. For example, a decrease in our estimated credit spread results in an increase in the estimated value of the embedded derivatives. Conversely, a decrease in the price of our Common Stock results in a decrease in the estimated fair value of the embedded derivatives. For the nine months ended September 30, 2016, we observed an increase in the market price of our Common Stock which primarily resulted in a $1.1 million increase in the estimated fair value of our embedded derivatives recorded in Fair value changes of derivative instruments, net in our Condensed Consolidated Statements of Operations.

On November 5, 2015, Bio-Reference and certain of its subsidiaries entered into a credit agreement with JPMorgan Chase Bank, N.A. (“CB”), as lender and administrative agent, as amended (the “Credit Agreement”), which replaced Bio-Reference’s prior credit facility. The Credit Agreement provides for a $175.0 million secured revolving credit facility and includes a $20.0 million sub-facility for swingline loans and a $20.0 million sub-facility for the issuance of letters of credit. Bio-Reference may increase the credit facility to up to $275.0 million on a secured basis, subject to the satisfaction of specified conditions. The Credit Agreement matures on November 5, 2020 and is guaranteed by all of Bio-Reference’s domestic subsidiaries. The Credit Agreement is also secured by substantially all assets of Bio-Reference and its domestic subsidiaries, as well as a non-recourse pledge by us of our equity interest in Bio-Reference. Availability under the Credit Agreement is based on a borrowing base comprised of eligible accounts receivables of Bio-Reference and certain of its subsidiaries, as specified therein. Principal under the Credit Agreement is due upon maturity on November 5, 2020.

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

The Credit Agreement contains customary covenants and restrictions, including, without limitation, covenants that require Bio-Reference and its subsidiaries to maintain a minimum fixed charge coverage ratio if availability under the new credit facility falls below a specified amount and to comply with laws, and restrictions on the ability of Bio-Reference and its subsidiaries to incur additional indebtedness or to pay dividends and make certain other distributions to the Company, subject to certain exceptions as specified therein. Failure to comply with these covenants would constitute an event of default under the Credit Agreement, notwithstanding the ability of Bio-Reference to meet its debt service obligations. The Credit Agreement also includes various customary remedies for the lenders following an event of default, including the acceleration of repayment of outstanding amounts under the Credit Agreement and execution upon the collateral securing obligations under the Credit Agreement. Substantially all the assets of Bio-Reference and its subsidiaries are restricted from sale, transfer, lease, disposal or distributions to the Company, subject to certain exceptions. Bio-Reference and its subsidiaries net assets as of September 30, 2016 were approximately $1.0 billion, which includes goodwill of $392.0 million and intangible assets of $498.3 million.

In addition to the Credit Agreement with CB, we have line of credit agreements with nine other financial institutions as of September 30, 2016 and ten other financial institutions as of December 31, 2015 in United States, Chile and Spain. These lines of credit are used primarily as a source of working capital for inventory purchases.
The following table summarizes the amounts outstanding under the Bio Reference, Chilean and Spanish lines of credit:

(Dollars in thousands)			Balance Outstanding
Lender	Interest rate on borrowings at September 30, 2016	Credit line capacity	September 30, 2016	December 31, 2015
JPMorgan Chase	3.85%	$175,000	$38,444	$72,107
Itau Bank	5.50%	1,450	1,020	282
Bank of Chile	6.60%	2,500	1,935	2,313
BICE Bank	5.50%	2,000	1,115	1,502
BBVA Bank	5.50%	2,300	965	1,825
Security Bank	N/A	N/A	—	145
Estado Bank	5.50%	2,400	1,431	2,210
Santander Bank	5.50%	3,000	1,308	1,345
Scotiabank	5.00%	1,300	802	939
Corpbanca	5.00%	500	182	—
Banco Bilbao Vizcaya	2.90%	280	—	—
Total		$190,730	$47,202	$82,668
At September 30, 2016 and December 31, 2015, the weighted average interest rate on our lines of credit was approximately 4.8% and 4.3%, respectively.
At September 30, 2016 and December 31, 2015, we had notes payable and other debt (excluding the 2033 Senior Notes, the Credit Agreement and amounts outstanding under lines of credit) as follows:

(In thousands)	September 30, 2016	December 31, 2015
Current portion of notes payable	$1,343	$1,054
Other long-term liabilities	2,335	1,963
Total	$3,678	$3,017
The notes and other debt mature at various dates ranging from 2015 through 2024 bearing variable interest rates from 1.8% up to 6.3%. The weighted average interest rate on the notes and other debt at September 30, 2016 and December 31, 2015, was 2.9% and 4.3%, respectively. The notes payable are secured by our office space in Barcelona.

NOTE 7 ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
For the nine months ended September 30, 2016, changes in Accumulated other comprehensive income (loss), net of tax, were as follows:

(In thousands)	Foreign currency	Unrealized gain (loss) in Accumulated OCI	Total
Balance at December 31, 2015	$(21,791)	$(746)	$(22,537)
Other comprehensive income (loss) before reclassifications	5,306	(2,955)	2,351
Amounts reclassified from accumulated other comprehensive income, net of tax	—	3,902	3,902
Net other comprehensive loss	5,306	947	6,253
Balance at September 30, 2016	$(16,485)	$201	$(16,284)
NOTE 8 FAIR VALUE MEASUREMENTS
We record fair values at an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement determined based on assumptions that market participants would use in pricing an asset or liability. We utilize a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.
A summary of our investments classified as available for sale and carried at fair value, is as follows:

	As of September 30, 2016
(In thousands)	Amortized Cost	Gross unrealized gains in Accumulated OCI	Gross unrealized losses in Accumulated OCI	Fair value
Common stock investments, available for sale	$4,194	$1,573	$—	$5,767
Total assets	$4,194	$1,573	$—	$5,767

	As of December 31, 2015
(In thousands)	Amortized Cost	Gross unrealized gains in Accumulated OCI	Gross unrealized losses in Accumulated OCI	Fair value
Common stock investments, available for sale	$2,978	$904	$(267)	$3,615
Total assets	$2,978	$904	$(267)	$3,615
Any future fluctuation in fair value related to our available for sale investments that is judged to be temporary, and any recoveries of previous write-downs, will be recorded in Accumulated other comprehensive income (loss). If we determine that any future valuation adjustment was other-than-temporary, we will record a loss during the period such determination is made.
As of September 30, 2016, we have money market funds that qualify as cash equivalents, forward foreign currency exchange contracts for inventory purchases (Refer to Note 9) and contingent consideration related to the acquisitions of CURNA, OPKO Diagnostics, OPKO Health Europe, and OPKO Renal that are required to be measured at fair value on a recurring basis. In addition, in connection with our investment and our consulting agreement with Neovasc, we record the related Neovasc options at fair value as well as the warrants from COCP, ARNO, Sevion and MabVax.

Our financial assets and liabilities measured at fair value on a recurring basis are as follows:

	Fair value measurements as of September 30, 2016
(In thousands)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Assets:
Money market funds	$12,312	$—	$—	$12,312
Common stock investments, available for sale	5,767	—	—	5,767
Common stock options/warrants	—	2,113	—	2,113
Total assets	$18,079	$2,113	$—	$20,192
Liabilities:
Embedded conversion option	$—	$—	$24,798	$24,798
Forward contracts	—	100	—	100
Contingent consideration	—	—	43,743	43,743
Total liabilities	$—	$100	$68,541	$68,641

	Fair value measurements as of December 31, 2015
(In thousands)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Assets:
Money market funds	$84,421	$—	$—	$84,421
Common stock investments, available for sale	3,615	—	—	3,615
Common stock options/warrants	—	5,338	—	5,338
Forward contracts	—	9	—	9
Total assets	$88,036	$5,347	$—	$93,383
Liabilities:
Embedded conversion option	$—	$—	$23,737	$23,737
Contingent consideration	—	—	54,422	54,422
Total liabilities	$—	$—	$78,159	$78,159
The carrying amount and estimated fair value of our 2033 Senior Notes without the embedded conversion option, as well as the applicable fair value hierarchy tiers, are contained in the table below. The fair value of the 2033 Senior Notes is determined using a binomial lattice approach in order to estimate the fair value of the embedded derivative in the 2033 Senior Notes. Refer to Note 6.

	September 30, 2016
(In thousands)	Carrying Value	Total Fair Value	Level 1	Level 2	Level 3
2033 Senior Notes	$27,054	$27,408	$—	$—	$27,408
There have been no transfers between Level 1 and Level 2 and no transfers to or from Level 3 of the fair value hierarchy.
As of September 30, 2016 and December 31, 2015, the carrying value of our other assets and liabilities approximates their fair value due to their short-term nature or variable rate of interest.
The following table reconciles the beginning and ending balances of our Level 3 assets and liabilities as of September 30, 2016:

	September 30, 2016
(In thousands)	Contingent consideration	Embedded conversion option
Balance at December 31, 2015	$54,422	$23,737
Total losses for the period:
Included in results of operations	15,604	1,061
Foreign currency impact	16	—
Payments	(26,299)	—
Balance at September 30, 2016	$43,743	$24,798
The estimated fair values of our financial instruments have been determined by using available market information and what we believe to be appropriate valuation methodologies. We use the following methods and assumptions in estimating fair value:
Contingent consideration – We estimate the fair value of the contingent consideration utilizing a discounted cash flow model for the expected payments based on estimated timing and expected revenues. We use several discount rates depending on each type of contingent consideration related to OPKO Diagnostics, CURNA, OPKO Health Europe and OPKO Renal transactions. If estimated future sales were to decrease by 10%, the contingent consideration related to OPKO Renal, which represents the majority of our contingent consideration liability, would decrease by $2.4 million. As of September 30, 2016, of the $43.7 million of contingent consideration, $5.2 million is recorded in Accrued expenses and $38.5 million is recorded in Other long-term liabilities. As of December 31, 2015, of the $54.4 million of contingent consideration, $22.2 million is recorded in Accrued expenses and $32.2 million is recorded in Other long-term liabilities.
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

NOTE 9 DERIVATIVE CONTRACTS
The following table summarizes the fair values and the presentation of our derivative financial instruments in the Condensed Consolidated Balance Sheets:

(In thousands)	Balance Sheet Component	September 30, 2016	December 31, 2015
Derivative financial instruments:
Common Stock options/warrants	Investments, net	$2,113	$5,338
Embedded conversion option	2033 Senior Notes, net of discount and estimated fair value of embedded derivatives	$24,798	$23,737
Forward contracts	Unrealized gains on forward contracts are recorded in Other current assets and prepaid expenses. Unrealized (losses) on forward contracts are recorded in Accrued expenses.	$(100)	$9

We enter into foreign currency forward exchange contracts to cover the risk of exposure to exchange rate differences arising from inventory purchases on letters of credit. Under these forward contracts, for any rate above or below the fixed rate, we receive or pay the difference between the spot rate and the fixed rate for the given amount at the settlement date.
To qualify the derivative instrument as a hedge, we are required to meet strict hedge effectiveness and contemporaneous documentation requirements at the initiation of the hedge and assess the hedge effectiveness on an ongoing basis over the life of the hedge. At September 30, 2016 and December 31, 2015, our derivative financial instruments do not meet the documentation requirements to be designated as hedges. Accordingly, we recognize the changes in Fair value of derivative instruments, net in our Condensed Consolidated Statements of Operations. The following table summarizes the losses and gains recorded for the nine months ended September 30, 2016 and 2015:

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2016	2015	2016	2015
Derivative gain (loss):
Common Stock options/warrants	$(12)	$(4,070)	$(4,728)	$(2,645)
2033 Senior Notes	(5,795)	36,132	(1,061)	(31,818)
Forward contracts	106	182	(100)	363
Total	$(5,701)	$32,244	$(5,889)	$(34,100)
NOTE 10 RELATED PARTY TRANSACTIONS
We hold investments in Zebra (ownership 29%), Sevion (3%), Neovasc (4%), ChromaDex Corporation (2%), MabVax (4%), COCP (8%) and ARNO (5%). These investments were considered related party transactions as a result of our executive management’s ownership interests and/or board representation in these entities. See further discussion of our investments in Note 5. In July 2015, we made an additional $0.5 million investment in a private placement transaction with Sevion pursuant to which we acquired 66,667 shares of Series C Convertible Preferred Stock convertible into 666,667 shares of common stock and warrants to purchase 333,333 shares of common stock. In October 2015, we made an additional $0.4 million investment in MabVax pursuant to which we acquired 340,909 shares of common stock at $1.10 and 170,454 warrants to purchase shares of common stock. In November 2015, we made an additional $1.0 million investment in Zebra pursuant to which we acquired 420,000 shares of Series A-2 Preferred Stock. In January 2016, we invested an additional $0.3 million in ARNO for 714,285 shares of its common stock and in August 2016 we invested an additional $0.3 million in ARNO for 714,285 shares of its common stock and warrants to purchase 357,142 shares of its common stock. In August 2016 we invested an additional $1.0 million in MabVax for 207,900 shares of its common stock and warrants to purchase 415,800 shares of its common stock. In September 2016 we invested an additional $2.0 million in COCP for 4,878,050 shares of its common stock.
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
We reimburse Dr. Frost for Company-related use by Dr. Frost and our other executives of an airplane owned by a company that is beneficially owned by Dr. Frost. We reimburse Dr. Frost for out-of-pocket operating costs for the use of the airplane by Dr. Frost or Company executives for Company-related business. We do not reimburse Dr. Frost for personal use of the airplane by Dr. Frost or any other executive. For the three and nine months ended September 30, 2016, we recognized approximately $154 thousand and $274 thousand, respectively, for Company-related travel by Dr. Frost and other OPKO executives. For the three and nine months ended September 30, 2015, we recognized approximately $66 thousand and $359 thousand, respectively, for Company-related travel by Dr. Frost and other OPKO executives.

NOTE 11 COMMITMENTS AND CONTINGENCIES
In connection with our acquisitions of CURNA, OPKO Diagnostics, OPKO Health Europe, and OPKO Renal, we agreed to pay future consideration to the sellers upon the achievement of certain events. As a result, as of September 30, 2016, we recorded $43.7 million as contingent consideration, with $5.2 million recorded within Accrued expenses and $38.5 million recorded within Other long-term liabilities in the accompanying Condensed Consolidated Balance Sheets. Refer to Note 4.
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
On December 18, 2013, Bio-Reference filed an action in the Superior Court of New Jersey against Horizon, captioned Bio-Reference Laboratories, Inc. v. Horizon Healthcare Services, Inc. d/b/a Horizon Blue Cross Blue Shield of New Jersey, Docket No. BER L-009748-13 (N.J. Super. Ct. Bergen County). Bio-Reference has been an in-network provider with Horizon’s PPO network for more than 20 years and filed the lawsuit after attempts to resolve its dispute with Horizon were unsuccessful. The parties have agreed to a full and final settlement of the matter with an effective date of March 31, 2016, based on an execution date of May 11, 2016. Among other consideration, under the terms of the settlement, Horizon paid Bio-Reference a negotiated settlement for the disputed claims and Bio-Reference’s current PPO contract will remain in effect through December 31, 2018. The settlement was not material to Revenue from services in our Condensed Consolidated Statements of Operations for the three or nine months ended September 30, 2016.
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
We have employment agreements with certain executives of Bio-Reference which provide for compensation and certain other benefits and for severance payments under certain circumstances. During the nine months ended September 30, 2016, we recognized $17.9 million of severance costs pursuant to these employment agreements as a component of Selling, general and administrative expense.
At September 30, 2016, we were committed to make future purchases for inventory and other items in 2016 that occur in the ordinary course of business under various purchase arrangements with fixed purchase provisions aggregating $71.9 million.
NOTE 12 STRATEGIC ALLIANCES
Vifor Fresenius Medical Renal Care Pharma Ltd
We plan to develop a portfolio of product candidates through a combination of internal development and external partnerships. In May 2016, EirGen, our wholly-owned subsidiary, and Vifor Fresenius Medical Renal Care Pharma Ltd (“VFMCRP”), entered into a Development and License Agreement (the “VFMCRP Agreement”) for the development and marketing of Rayaldee (the “Product”) worldwide, except for (i) the United States, (ii) any country in Central America or South America (excluding Mexico), (iii) Russia, (iv) China, (v) Japan, (vi) Ukraine, (vii) Belorussia, (viii) Azerbaijan, (ix) Kazakhstan, and (x) Taiwan (the “Territory”). The license to VFMCRP potentially covers all therapeutic and prophylactic uses of the Product in human patients (the “Field”), provided that initially the license is for the use of the Product for the treatment or prevention of secondary hyperparathyroidism related to patients with stage 3 or 4 chronic kidney disease and vitamin D insufficiency/deficiency (the “Initial Indication”).
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
We recognized the $50.0 million upfront license payment in Revenue from transfer of intellectual property in our Condensed Consolidated Statements of Operations for the nine months ended September 30, 2016. Revenues related to the Manufacturing Services will be recognized as Product is sold to VFMCRP. No revenue related to the Option will be recognized unless and until VFMCRP exercises its’ Option under the Letter Agreement.
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
We are recognizing the non-refundable $295.0 million upfront payments on a straight-line basis over the performance period. We recognized $53.0 million of revenue related to the Pfizer Transaction in Revenue from transfer of intellectual property in our Condensed Consolidated Statement of Operations during the nine months ended September 30, 2016, and had deferred revenue related to the Pfizer Transaction of $176.5 million at September 30, 2016. As of September 30, 2016, $70.6 million of deferred revenue related to the Pfizer Transaction was classified in Accrued expenses and $105.9 million was classified in Other long-term liabilities in our Condensed Consolidated Balance Sheet.
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

TESARO
In November 2009, we entered into an asset purchase agreement (the “NK-1 Agreement”) under which we acquired VARUBI™ (rolapitant) and other neurokinin-1 (“NK-1”) assets from Merck. In December 2010, we entered into an exclusive license agreement with TESARO, in which we out-licensed the development, manufacture, commercialization and distribution of our lead NK-1 candidate, VARUBI™ (the “TESARO License”). Under the terms of the license, we received a $6.0 million upfront payment from TESARO and are eligible to receive milestone payments of up to $30 million upon achievement of certain regulatory and commercial sale milestones (of which $20 million has been received to date) and additional commercial milestone payments of up to $85 million if specified levels of annual net sales are achieved. During the nine months ended September 30, 2016 and 2015, no revenue has been recognized related to the achievement of the milestones under the TESARO License. TESARO is also obligated to pay us tiered royalties on annual net sales achieved in the United States and Europe at percentage rates that range from the low double digits to the low twenties, and outside of the United States and Europe at low double-digit percentage rates. TESARO assumed responsibility for clinical development and commercialization of licensed products at its expense. Under the Agreement, we will continue to receive royalties on a country-by-country and product-by-product basis until the later of the date that all of the patent rights licensed from us and covering VARUBI™ expire, are invalidated or are not enforceable and 12 years from the first commercial sale of the product.
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
TESARO’s New Drug Application (“NDA”) for approval of oral VARUBI™, a neurokinin-1 receptor antagonist in development for the prevention of chemotherapy-induced nausea and vomiting, was approved by the U.S. FDA in September 2015, and in November 2015, TESARO announced the commercial launch of VARUBI™ in the United States. Under the terms of the NK-1 Agreement, upon approval by the FDA of the TESARO’s NDA for oral VARUBI™, we were required to pay Merck a $5.0 million milestone payment. In addition, $5.0 million will be due and payable each year thereafter for the next four (4) years on the anniversary date of the NDA approval. We recognized the present value of the milestone payments on FDA approval of $23.0 million as an intangible asset which will be amortized to expense over the expected useful life of the asset, which is approximately 13 years. The present value of the future payments to Merck of $13.9 million at September 30, 2016 is recorded as a liability in our Condensed Consolidated Balance Sheet with $4.8 million in Accrued expenses and $9.1 million in Other long-term liabilities.
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
In July 2015, we entered into a Note Purchase Agreement with Pharmsynthez pursuant to which we delivered $3.0 million to Pharmsynthez in exchange for a $3.0 million note (the “Pharmsynthez Note Receivable”). The Pharmsynthez Note Receivable will be settled in the fourth quarter of 2016 and Pharmsynthez may satisfy the note either in cash or shares of its capital stock. We recorded the Pharmsynthez Note Receivable within Other current assets and prepaid expenses in our Condensed Consolidated Balance Sheet.

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
Other
We have completed strategic deals with numerous institutioins and commercial partners. In connection with these agreements, upon the achievement of certain milestones we are obligated to make certain payments and have royalty obligations upon sales of products developed under the license agreements. At this time, we are unable to estimate the timing and amounts of payments as the obligations are based on future development of the licensed products.
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

Information regarding our operations and assets for our operating segments and the unallocated corporate operations as well as geographic information are as follows:

	For the three months ended September 30,		For the nine months ended September 30,
(In thousands)	2016	2015	2016	2015
Revenue from services:
Pharmaceutical	$—	$160	$—	$192
Diagnostics	259,025	103,739	777,559	107,597
Corporate	—	20	—	140
	$259,025	$103,919	$777,559	$107,929
Product revenues:
Pharmaceutical	$20,569	$20,765	$63,275	$59,066
Diagnostics	—	—	—	—
Corporate	—	—	—	—
	$20,569	$20,765	$63,275	$59,066
Revenue from transfer of intellectual property:
Pharmaceutical	$18,441	$18,350	$105,338	$48,552
Diagnostics	—	—	—	—
Corporate	—	—	—	—
	$18,441	$18,350	$105,338	$48,552
Operating income (loss):
Pharmaceutical	$(18,593)	$5,300	$15,422	$(36,861)
Diagnostics	3,098	(1,961)	11,117	(17,961)
Corporate	(8,128)	(11,562)	(49,414)	(34,444)
Less: Operating loss attributable to noncontrolling interests	—	—	—	(1,281)
	$(23,623)	$(8,223)	$(22,875)	$(90,547)
Depreciation and amortization:
Pharmaceutical	$6,994	$2,775	$12,841	$6,902
Diagnostics	18,818	9,602	59,711	13,103
Corporate	20	22	60	68
	$25,832	$12,399	$72,612	$20,073
Net income (loss) from investment in investees:
Pharmaceutical	$399	$(3,502)	$(5,643)	$(6,067)
Diagnostics	(1,213)	—	496	—
Corporate	—	—	—	—
	$(814)	$(3,502)	$(5,147)	$(6,067)
Revenues:
United States	$259,221	$104,358	$777,703	$109,359
Ireland	20,594	22,308	114,526	53,807
Chile	9,936	7,779	26,516	22,929
Spain	3,910	3,447	12,257	12,303
Israel	3,699	4,154	12,862	14,309
Mexico	675	988	2,308	2,840
	$298,035	$143,034	$946,172	$215,547

(In thousands)	September 30, 2016	December 31, 2015
Assets:
Pharmaceutical	$1,318,377	$1,234,752
Diagnostics	1,412,726	1,421,034
Corporate	68,924	143,402
	$2,800,027	$2,799,188
Goodwill:
Pharmaceutical	$257,570	$251,225
Diagnostics	442,956	492,123
Corporate	—	—
	$700,526	$743,348

During the three and nine months ended September 30, 2015, revenue recognized under the Pfizer Transaction represented 12% and 22%, respectively, of our total consolidated revenue. Refer to Note 12. No customer represented more than 10% of our total consolidated revenue during the three and nine months ended September 30, 2016. As of September 30, 2016 , no customer represented more than 10% of our accounts receivable balance. As of December 31, 2015, one customer represented more than 10% of our accounts receivable balance.
NOTE 14 SUBSEQUENT EVENTS
On October 3, 2016, we announced that our 2033 Senior Notes continue to be convertible by holders of such 2033 Senior Notes through December 31, 2016. We have elected to satisfy the conversion obligation in shares of our Common Stock. The conversion right has been extended because the closing price per share of our Common Stock has exceeded $9.19, or 130% of the applicable conversion price of $7.07, for at least 20 of 30 consecutive trading days during the quarter ended on September 30, 2016. We previously announced that this conversion right had been triggered during the quarters ended March 31, 2015, June 30, 2015, September 30, 2015, December 31, 2015, March 31, 2016 and June 30, 2016. The 2033 Senior Notes will continue to be convertible until December 31, 2016, and may be convertible thereafter, if one or more of the conversion conditions specified in the Indenture is satisfied during future measurement periods. Pursuant to the Indenture, a holder who elects to convert the 2033 Senior Notes will receive 141.4827 shares of our Common Stock plus such number of additional shares as is applicable on the conversion date per $1,000 principal amount of 2033 Senior Notes based on the early conversion provisions in the Indenture.
We have reviewed all subsequent events and transactions that occurred after the date of our September 30, 2016 Condensed Consolidated Balance Sheet date, through the time of filing this Quarterly Report on Form 10-Q.

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
We are a diversified healthcare company that seeks to establish industry-leading positions in large and rapidly growing medical markets. Our diagnostics business includes Bio-Reference Laboratories, the nation’s third-largest clinical laboratory with a core genetic testing business and a 420-person sales and marketing department to drive growth and leverage new products, including the 4Kscore prostate cancer test and the Claros 1 in-office immunoassay platform. Our pharmaceutical operations feature Rayaldee, an FDA-approved treatment for secondary hyperparathyroidism (“SHPT”) in patients with stage 3 or 4 chronic kidney disease (“CKD”) and vitamin D insufficiency, VARUBI™ for chemotherapy-induced nausea and vomiting (oral formulation launched by partner TESARO in November 2015 and IV formulation PDUFA Date: January 2017), TT401, a once or twice weekly oxyntomodulin for type 2 diabetes and obesity which is a clinically advanced drug candidate among the new class of GLP-1 glucagon receptor dual agonists, and TT701, an androgen receptor modulator for androgen deficiency indications. Our pharmaceutical business includes OPKO Biologics, which features hGH-CTP, a once-weekly human growth hormone injection (in Phase 3 and partnered with Pfizer), a once-daily Factor VIIa drug for hemophilia (Phase 2a), and long-acting oxyntomodulin (“OXM”) for diabetes and obesity (Phase 1).
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
RECENT DEVELOPMENTS
In August 2016, we completed the acquisition of Transition Therapeutics, a clinical stage biotechnology company developing TT401, a once or twice weekly oxyntomodulin for type 2 diabetes and obesity, and TT701, an androgen receptor modulator for androgen deficiency indications. Holders of Transition Therapeutics common stock received 6,431,899 shares of OPKO Common Stock. The transaction was valued at approximately $58.5 million, based on a closing price per share of our Common Stock of $9.10 as reported by NASDAQ.

RESULTS OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015
Revenues. Revenues for the three months ended September 30, 2016 increased $155.0 million compared to the prior year period. Revenues for the three months ended September 30, 2016 and 2015 were as follows:

Revenues	For the three months ended September 30,
(In thousands)	2016	2015	Change
Revenue from services	$259,025	$103,919	$155,106
Revenue from products	20,569	20,765	(196)
Revenue from transfer of intellectual property and other	18,441	18,350	91
Total revenues	$298,035	$143,034	$155,001
The increase in Revenue from services is attributable to the acquisition of Bio-Reference in August 2015. Revenue from products for the three months ended September 30, 2016 is consistent with the comparable 2015 period. Revenue from transfer of intellectual property principally reflects $17.7 million of revenue from the transfer of intellectual property related to the Pfizer Transaction for the three months ended September 30, 2016 and 2015.
Costs of revenue. Cost of revenue for the three months ended September 30, 2016 increased $83.9 million compared to the prior year period. Our acquisition of Bio-Reference in August 2015 accounted for $84.3 million of the increase in cost of service revenue. The increase in cost of product revenue is attributable to an increase in revenue from OPKO Chile. Costs of revenue for the three months ended September 30, 2016 and 2015 were as follows:

Cost of Revenue	For the three months ended September 30,
(In thousands)	2016	2015	Change
Cost of service revenue	$138,554	$56,670	$81,884
Cost of product revenue	12,626	10,658	1,968
Total cost of revenue	$151,180	$67,328	$83,852
Selling, general and administrative expenses. Selling, general and administrative expenses for the three months ended September 30, 2016 and 2015, were $124.8 million and $55.2 million, respectively. The increase in selling, general and administrative expenses was primarily due to the acquisition of Bio-Reference in August 2015, which accounted for $100.3 million and $35.3 million of selling, general and administrative expenses in the third quarter of 2016 and 2015, respectively. In addition, the three months ended September 30, 2016 included costs related to the planned launch of Rayaldee. Selling, general and administrative expenses during the three months ended September 30, 2016 and 2015, include equity-based compensation expense of $6.4 million and $3.2 million, respectively. The increase in equity-based compensation expense is due to stock option grants made in 2015 and 2016.
Research and development expenses. Research and development expenses for the three months ended September 30, 2016 and 2015, were $24.4 million and $18.9 million, respectively. Research and development costs include external and internal expenses, partially offset by third-party grants and funding arising from collaboration agreements. External expenses include clinical and non-clinical activities performed by contract research organizations, lab services, purchases of drug and diagnostic product materials and manufacturing development costs. We track external research and development expenses by individual program for phase 3 clinical trials for drug approval and PMA (pre-market approval) for diagnostics tests, if any. Internal expenses include employee-related expenses including salaries, benefits and equity-based compensation expense. Other internal research and development expenses are incurred to support overall research and development activities and include expenses related to general overhead and facilities.

The following table summarizes the components of our research and development expenses:

Research and Development Expenses	For the three months ended September 30,
	2016	2015
External expenses:
Phase 3 clinical trials	$2,647	$3,218
Manufacturing expense for biological products	2,168	3,122
Earlier-stage programs	1,910	1,266
Research and development employee-related expenses	6,718	5,145
Other internal research and development expenses	11,580	6,792
Third-party grants and funding from collaboration agreements	(599)	(606)
Total research and development expenses	$24,424	$18,937
The increase in research and development expenses is primarily due to an increase in research and development expenses related to hGH-CTP, a long acting human growth hormone which was outlicensed to Pfizer in 2015, including manufacturing expense for biological products. In addition, during the three months ended September 30, 2016 and 2015, we recorded, as an offset to research and development expenses, $0.6 million in each period related to research and development grants received from our collaboration and funding agreements. Research and development expenses for the three months ended September 30, 2016 and 2015 include equity-based compensation expense of $2.0 million and $0.2 million, respectively. We expect our research and development expense to increase as we continue to expand our research and development of potential future products.
Contingent consideration. Contingent consideration expense for the three months ended September 30, 2016 and 2015, were $3.1 million and $1.6 million, respectively. The increase in contingent consideration was primarily attributable to an increase in the fair value of our contingent obligations for OPKO Renal due to the time value of money. The contingent consideration liabilities at September 30, 2016 relate to potential amounts payable to former stockholders of CURNA, OPKO Diagnostics, OPKO Health Europe and OPKO Renal pursuant to our acquisition agreements in January 2011, October 2011, August 2012 and March 2013, respectively.
Amortization of intangible assets. Amortization of intangible assets was $18.1 million and $8.1 million, respectively, for the three months ended September 30, 2016 and 2015. Amortization expense reflects the amortization of acquired intangible assets with defined useful lives. Amortization of intangible assets for the three months ended September 30, 2016 includes $4.0 million of amortization expense related to intangible assets for Rayaldee. Upon the FDA’s approval of Rayaldee in June 2016, we reclassified $187.6 million of IPR&D related to Rayaldee from In-process research and development to Intangible assets, net in our Condensed Consolidated Balance Sheet and began to amortize that asset. Amortization of intangible assets for the three months ended September 30, 2016 and 2015 also includes $10.3 million and $4.9 million, respectively, from Bio-Reference assets which we acquired in August 2015. Our IPR&D assets will not be amortized until the underlying development programs are completed. Upon obtaining regulatory approval by the U.S. FDA, the IPR&D assets will then be accounted for as a finite-lived intangible asset and amortized on a straight-line basis over its estimated useful life.
Interest income. Interest income for the three months ended September 30, 2016 and 2015, was not significant as our cash investment strategy emphasizes the security of the principal invested and fulfillment of liquidity needs.
Interest expense. Interest expense for the three months ended September 30, 2016 and 2015, was $2.0 million and $2.7 million, respectively. Interest expense is principally related to interest incurred on the 2033 Senior Notes including amortization of related deferred financing costs and to interest incurred on Bio-Reference’s outstanding debt under its credit facility. The decrease in interest expense for the three months ended September 30, 2016 was due to a lower average principal amount of the 2033 Senior Notes outstanding in 2016 compared to 2015.
Fair value changes of derivative instruments, net. Fair value changes of derivative instruments, net for the three months ended September 30, 2016 and 2015, were $5.7 million of expense and $32.2 million of income, respectively. Fair value changes of derivative instruments, net principally related to non-cash income (expense) related to the changes in the fair value of the embedded derivatives in the 2033 Senior Notes of $5.8 million of expense and $36.1 million of income for the three months ended September 30, 2016 and 2015, respectively. For the three months ended September 30, 2015, we observed a decrease in the market price of our Common Stock which resulted in the decrease in the estimated fair value of our embedded derivatives in the 2033 Senior Notes. Income for the three months ended September 30, 2015 was partially offset by expense of

$4.1 million related to the change in the fair value of options and warrants to purchase additional shares of Neovasc and MabVax.
Other income (expense), net. Other income (expense), net for the three months ended September 30, 2016 and 2015, were $3.0 million of expense and $17.5 million of income, respectively. The change in other income (expense), net for the three months ended September 30, 2016 compared to the same period in 2015 is due to a $17.3 million gain recognized on the deconsolidation of STI in the third quarter of 2015. Other income (expense), net for the three months ended September 30, 2016 primarily consists of a $3.9 million other-than-temporary impairment charge to write our investments in Xenetic and RXi down to their respective fair values as of September 30, 2016.
Income tax benefit. Our income tax benefit for the three months ended September 30, 2016 and 2015 was $20.0 million and $93.0 million, respectively, and reflects quarterly results using our expected effective tax rate for the full year.  The change in income taxes is primarily due a $93.4 million release of OPKO’s valuation allowance in the third quarter of 2015 on our U.S. deferred tax assets as a result of the merger with Bio-Reference and to changes in the geographic mix of revenues and expenses.
Loss from investments in investees. We have made investments in other early stage companies that we perceive to have valuable proprietary technology and significant potential to create value for us as a shareholder or member. We account for these investments under the equity method of accounting, resulting in the recording of our proportionate share of their losses until our share of their loss exceeds our investment. Until the investees’ technologies are commercialized, if ever, we anticipate they will report a net loss. Loss from investments in investees was $0.8 million and $3.5 million for the three months ended September 30, 2016 and 2015, respectively.
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015
Revenues. Revenues for the nine months ended September 30, 2016 increased $730.6 million compared to the prior year period. Revenues for the nine months ended September 30, 2016 and 2015 were as follows:

Revenues	For the nine months ended September 30,
(In thousands)	2016	2015	Change
Revenue from services	$777,559	$107,929	$669,630
Revenue from products	63,275	59,066	4,209
Revenue from transfer of intellectual property and other	105,338	48,552	56,786
Total revenues	$946,172	$215,547	$730,625
The increase in Revenue from services is attributable to the acquisition of Bio-Reference in August 2015. The increase in Revenue from products principally reflects $9.5 million of revenue from EirGen, which we acquired in May 2015, compared to $6.9 million for the comparable period in 2015, and an increase in revenue from OPKO Chile. Revenue from transfer of intellectual property principally reflects $50.0 million of revenue from the initial payment in the VFMCRP Agreement for the nine months ended September 30, 2016 and $53.0 million and $47.8 million of revenue from the transfer of intellectual property related to the Pfizer Transaction for the nine months ended September 30, 2016 and 2015, respectively. We are recognizing the non-refundable $295.0 million upfront payments received in the Pfizer Transaction on a straight-line basis over the expected performance period. The performance period is expected to continue through 2019, when we anticipate completing the various research and development services that are specified in the Pfizer Transaction.
Costs of revenue. Cost of revenue for the nine months ended September 30, 2016 increased $360.1 million compared to the prior year period. Our acquisition of Bio-Reference in August 2015 accounted for $359.1 million of the increase in cost of revenue. Costs of revenue for the nine months ended September 30, 2016 and 2015 were as follows:

Cost of Revenue	For the nine months ended September 30,
(In thousands)	2016	2015	Change
Cost of service revenue	$417,121	$61,434	$355,687
Cost of product revenue	35,033	30,650	4,383
Total cost of revenue	$452,154	$92,084	$360,070
The increase in cost of service revenue is attributable to the acquisition of Bio-Reference. The increase in cost of product revenue principally reflects cost of revenue of $7.5 million from EirGen for the nine months ended September 30, 2016, which we acquired in May 2015, compared to $3.9 million for the comparable period in 2015, and an increase in revenue from OPKO Chile. This was partially offset by the deconsolidation of STI in July 2015.
Selling, general and administrative expenses. Selling, general and administrative expenses for the nine months ended September 30, 2016 and 2015, were $370.4 million and $93.6 million, respectively. The increase in selling, general and administrative expenses for the nine months ended September 30, 2016 was primarily due to the acquisition of Bio-Reference in August 2015, which accounted for $295.3 million of selling, general and administrative expenses in the 2016 period compared to $35.3 million for the comparable period of 2015. In addition, the nine months ended September 30, 2016 included costs related to the planned launch of Rayaldee. Included in selling, general and administrative expenses for the nine months ended September 30, 2016 are $17.9 million of severance costs for certain Bio-Reference executives.
Selling, general and administrative expenses during the nine months ended September 30, 2016 and 2015, include equity-based compensation expense of $27.7 million and $11.3 million, respectively. The increase in equity-based compensation expense is due to stock option grants made in 2015 and 2016 and $8.9 million of expense related to the acceleration of stock option vesting for certain Bio-Reference executives.
Research and development expenses. Research and development expenses for the nine months ended September 30, 2016 and 2015, were $83.6 million and $74.0 million, respectively. Research and development costs include external and internal expenses, partially offset by third-party grants and funding arising from collaboration agreements. External expenses include clinical and non-clinical activities performed by contract research organizations, lab services, purchases of drug and diagnostic product materials and manufacturing development costs. We track external research and development expenses by individual program for phase 3 clinical trials for drug approval and PMA’s (pre-market approval) for diagnostics tests, if any. Internal expenses include employee-related expenses including salaries, benefits and equity-based compensation expense. Other internal research and development expenses are incurred to support overall research and development activities and include expenses related to general overhead and facilities.
The following table summarizes the components of our research and development expenses:

Research and Development Expenses	For the nine months ended September 30,
	2016	2015
External expenses:
Phase 3 clinical trials	$8,436	$9,243
Manufacturing expense for biological products	17,107	17,223
Earlier-stage programs	4,949	5,780
Research and development employee-related expenses	21,266	20,631
Other internal research and development expenses	33,902	22,760
Third-party grants and funding from collaboration agreements	(2,066)	(1,627)
Total research and development expenses	$83,594	$74,010
The increase in research and development expenses during the nine months ended September 30, 2016, is primarily due to a $9.8 million increase in research and development expenses related to hGH-CTP, a long acting human growth hormone which was outlicensed to Pfizer in 2015, including manufacturing expense for biological products. Research and development expenses for the nine months ended September 30, 2016 also include $6.4 million from the acquisitions of Bio-Reference and EirGen in August 2015 and May 2015, respectively, compared to $2.2 million for the comparative period of 2015. This was partially offset by decreased expenses incurred by OPKO Renal related to the development of Rayaldee. In addition, during the nine months ended September 30, 2016 and 2015, we recorded, as an offset to research and development expenses, $2.1 million and $1.6 million, respectively, related to research and development grants received from our collaboration and funding agreements. Research and development expenses for the nine months ended September 30, 2016 and 2015 include equity-based compensation expense of $6.0 million and $6.1 million, respectively. We expect our research and development expense to increase as we continue to expand our research and development of potential future products.
Contingent consideration. Contingent consideration expense for the nine months ended September 30, 2016 and 2015, were $15.6 million and $6.5 million, respectively. The increase in contingent consideration was attributable to OPKO Renal resulting from an increase in the fair value of our contingent obligations due to changes in assumptions regarding the timing of successful achievement of future milestones driven by the FDA approval of Rayaldee in June 2016. The contingent consideration liabilities at September 30, 2016 relate to potential amounts payable to former stockholders of CURNA, OPKO

Diagnostics, OPKO Health Europe and OPKO Renal pursuant to our acquisition agreements in January 2011, October 2011, August 2012 and March 2013, respectively.
Amortization of intangible assets. Amortization of intangible assets was $47.3 million and $14.0 million, respectively, for the nine months ended September 30, 2016 and 2015. Amortization expense reflects the amortization of acquired intangible assets with defined useful lives. Amortization of intangible assets for the nine months ended September 30, 2016 includes $32.5 million and $1.9 million from Bio-Reference and EirGen which we acquired in August 2015 and May 2015, respectively compared to $4.9 million and $1.1 million, respectively, for the comparable period of 2015. Amortization of intangible assets for the nine months ended September 30, 2016 also includes $4.0 million of amortization expense related to intangible assets for Rayaldee. Our IPR&D assets will not be amortized until the underlying development programs are completed. Upon obtaining regulatory approval by the U.S. FDA, the IPR&D assets will be accounted for as a finite-lived intangible asset and amortized on a straight-line basis over its estimated useful life.
Grant repayment. During the nine months ended September 30, 2015, we made a payment of $25.9 million to the Office of the Chief Scientist of the Israeli Ministry of Economy (“OCS”) in connection with repayment obligations resulting from grants previously made by the OCS to OPKO Biologics to support development of hGH-CTP and the outlicense of the technology outside of Israel. We did not have any such activity for the nine months ended September 30, 2016.
Interest income. Interest income for the nine months ended September 30, 2016 and 2015, was not significant as our cash investment strategy emphasizes the security of the principal invested and fulfillment of liquidity needs.
Interest expense. Interest expense for the nine months ended September 30, 2016 and 2015, was $6.0 million and $6.3 million, respectively. Interest expense is principally related to interest incurred on the 2033 Senior Notes including amortization of related deferred financing costs and to interest incurred on Bio-Reference’s outstanding debt under its credit facility. The decrease in interest expense for the nine months ended September 30, 2016 is due to a decrease in the average principal amount of the 2033 Senior Notes outstanding in 2016 compared to 2015. Interest expense for the nine months ended September 30, 2015 also reflects a non-cash write-off of deferred financing costs of $1.0 million as interest expense related to the exchange of $55.4 million principal of 2033 Senior Notes in 2015. This was partially offset by interest incurred on Bio-Reference’s outstanding debt under its credit facility for the nine months ended September 30, 2016.
Fair value changes of derivative instruments, net. Fair value changes of derivative instruments, net for the nine months ended September 30, 2016 and 2015, were $5.9 million and $34.1 million of expense, respectively. Fair value changes of derivative instruments, net related to non-cash expense related to the changes in the fair value of the embedded derivatives in the 2033 Senior Notes of $1.1 million and $31.8 million of expense for the nine months ended September 30, 2016 and 2015, respectively. For the nine months ended September 30, 2015, we observed an increase in the average market price of our Common Stock during the period which primarily resulted in an increase in the estimated fair value of our embedded derivatives in the 2033 Senior Notes. Fair value changes of derivative instruments, net for the nine months ended September 30, 2016 also reflects $4.0 million of expense related to the change in the fair value of options to purchase additional shares of Neovasc.
Other income (expense), net. Other income (expense), net for the nine months ended September 30, 2016 and 2015, were $3.5 million of income and $16.7 million of income, respectively. Other income (expense), net for the nine months ended September 30, 2016 primarily consists of a $2.5 million gain recognized in connection with the merger of STI and VBI Vaccines Inc., a $2.9 million gain recognized in connection with the settlement of a legal matter and foreign currency transaction gains recognized during the period, which was partially offset by a $3.9 million other-than-temporary impairment charge to write our investments in Xenetic and RXi down to their respective fair values. Other income (expense), net for the nine months ended September 30, 2015 primarily consists of a $17.3 million gain recognized on the deconsolidation of STI in the third quarter of 2015.
Income tax benefit. Our income tax benefit for the nine months ended September 30, 2016 and 2015 was $24.6 million and $87.2 million, respectively, and reflects nine-month results using our expected effective tax rate for the full year.  The change in income taxes is primarily due a $93.4 million release of OPKO’s valuation allowance in 2015 on our U.S. deferred tax assets as a result of the merger with Bio-Reference and to changes in the geographic mix of revenues and expenses. In addition, income taxes in 2016 benefited from a favorable corporate tax rate reduction in Israel.
Loss from investments in investees. We have made investments in other early stage companies that we perceive to have valuable proprietary technology and significant potential to create value for us as a shareholder or member. We account for these investments under the equity method of accounting, resulting in the recording of our proportionate share of their losses until our share of their loss exceeds our investment. Until the investees’ technologies are commercialized, if ever, we anticipate they will continue to report a net loss. Loss from investments in investees was $5.1 million and $6.1 million for the nine months ended September 30, 2016 and 2015, respectively.

LIQUIDITY AND CAPITAL RESOURCES
At September 30, 2016, we had cash and cash equivalents of approximately $144.6 million. Cash provided by operations during 2016 principally reflects a $50.0 million upfront payment received from the VFMCRP Agreement and our operations at Bio-Reference, partially offset by expenses related to selling, general and administrative activities related to our corporate operations, research and development activities and our operations at OPKO Biologics, OPKO Renal and OPKO Diagnostics. Cash used in investing activities primarily reflects capital expenditures of $17.0 million, investments of $9.2 million and acquisitions of intangible assets of $5.0 million, partially offset by cash acquired in the acquisition of Transition Therapeutics of $15.9 million. Cash used in financing activities primarily reflects net repayments on lines of credit of $43.1 million, partially offset by $6.1 million received from Common Stock option and Common Stock warrant exercises. We have not generated sustained positive cash flow sufficient to offset our operating and other expenses and our primary source of cash has been from the public and private placement of stock, the issuance of the 2033 Senior Notes and credit facilities available to us.
In August 2016, we completed the acquisition of Transition Therapeutics, a clinical stage biotechnology company. Holders of Transition Therapeutics common stock received 6,431,899 shares of OPKO Common Stock. The transaction was valued at approximately $58.5 million, based on a closing price per share of our Common Stock of $9.10 as reported by NASDAQ on the closing date.
In June 2016, the FDA approved Rayaldee for the treatment for SHPT in patients with stage 3 or 4 CKD and vitamin D insufficiency. We expect to launch Rayaldee in the U.S. through our dedicated renal sales force in the fourth quarter of 2016.
In May 2016, EirGen, our wholly-owned subsidiary, partnered with VFMCRP through a Development and License Agreement for the development and marketing of Rayaldee in Europe, Canada, Mexico, Australia, South Korea and certain other international markets. The license to VFMCRP potentially covers all therapeutic and prophylactic uses of the Product in human patients, provided that initially the license is for the use of the Product for the treatment or prevention of secondary hyperparathyroidism related to patients with stage 3 or 4 chronic kidney disease and vitamin D insufficiency/deficiency. We received a non-refundable and non-creditable upfront payment of $50 million and are eligible to receive up to an additional $232 million upon the achievement of certain regulatory and sales-based milestones. In addition, we are eligible to receive tiered, double digit royalty payments or a minimum royalty, whichever is greater, upon commencement of sales of the Product within the Territory and in the Field.
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
We plan to construct a research, development and manufacturing center in Waterford, Ireland, for which we expect to incur between $25 million and $35 million for the construction and validation of the facility with expenditures beginning in the fourth quarter of 2016 and expected completion in 2019. Currently, we plan to fund the project from cash on hand or from third party funding sources that may be available to us.
Our licensee, TESARO, received approval by the U.S. FDA in September 2015 for oral VARUBI™, a neurokinin-1 receptor antagonist for the prevention of chemotherapy-induced nausea and vomiting. In November 2015, TESARO announced the commercial launch of VARUBI™ in the United States. We are eligible to receive milestone payments of up to $30.0 million (of which $20.0 million has been received to date) upon achievement of certain regulatory and commercial sale milestones and additional commercial milestone payments of up to $85.0 million if specified levels of annual net sales are achieved. During the nine months ended September 30, 2016 and 2015, no revenue has been recognized related to the achievement of the milestones under the TESARO License. TESARO is also obligated to pay us tiered royalties on annual net sales achieved in the United States and Europe at percentage rates that range from the low double digits to the low twenties, and outside of the United States and Europe at low double-digit percentage rates.
Under the terms of our agreement with Merck, upon approval by the FDA of the TESARO’s NDA for oral VARUBI™, which occurred in September 2015, we were required to pay Merck a $5.0 million milestone payment. In addition, $5.0 million will be due and payable each year thereafter for the next four (4) years on the anniversary date of the NDA approval. We recognized the present value of the milestone payments on FDA approval of $23.0 million as an intangible asset which will be amortized to expense over the expected useful life of the asset, which is approximately 13 years. The present value of the future payments to Merck of $13.9 million at September 30, 2016 is recorded as a liability in our Condensed Consolidated Balance Sheet with $4.8 million in Accrued expenses and $9.1 million in Other long-term liabilities.
2033 Senior Notes. In January 2013, we issued $175.0 million of the 2033 Senior Notes. The 2033 Senior Notes were sold in a private placement in reliance on exemptions from registration under the Securities Act. At September 30, 2016, $32.2 million principal amount of 2033 Senior Notes was outstanding.
On October 3, 2016, we announced that our 2033 Senior Notes continue to be convertible by holders of such notes. We have elected to satisfy our conversion obligation under the 2033 Senior Notes in shares of our Common Stock. This conversion right has been triggered because the closing price per share of our Common Stock has exceeded $9.19, or 130% of the initial conversion price of $7.07, for at least 20 of 30 consecutive trading days during the period ending on September 30, 2016. The 2033 Senior Notes will continue to be convertible until December 31, 2016, and may be convertible thereafter, if one or more of the conversion conditions specified in the Indenture is satisfied during future measurement periods. Pursuant to the Indenture, a holder who elects to convert the 2033 Senior Notes will receive 141.4827 shares of our Common Stock plus such number of additional shares as is applicable on the conversion date per $1,000 principal amount of 2033 Senior Notes based on the early conversion provisions in the Indenture.
In connection with our acquisitions of CURNA, OPKO Diagnostics, OPKO Health Europe and OPKO Renal, we agreed to pay future consideration to the sellers upon the achievement of certain events, including up to an additional $19.1 million in shares of our Common Stock to the former stockholders of OPKO Diagnostics upon and subject to the achievement of certain milestones; and up to an additional $125.0 million in either shares of our Common Stock or cash, at our option subject to the achievement of certain milestones, to the former shareholders of OPKO Renal.
On November 5, 2015, Bio-Reference and certain of its subsidiaries entered into a credit agreement with JPMorgan Chase Bank, N.A. (“CB”), as lender and administrative agent, as amended (the “Credit Agreement”). The Credit Agreement provides for a $175.0 million secured revolving credit facility and includes a $20.0 million sub-facility for swingline loans and a $20.0 million sub-facility for the issuance of letters of credit. Bio-Reference may increase the credit facility to up to $275.0 million on a secured basis, subject to the satisfaction of specified conditions. The Credit Agreement matures on November 5, 2020 and is guaranteed by all of Bio-Reference’s domestic subsidiaries. The Credit Agreement is also secured by substantially all assets of Bio-Reference and its domestic subsidiaries, as well as a non-recourse pledge by us of our equity interest in Bio-Reference. Availability under the Credit Agreement is based on a borrowing base comprised of eligible accounts receivables of Bio-Reference and certain of its subsidiaries, as specified therein. The proceeds of the new credit facility were used to refinance existing indebtedness, to finance working capital needs and for general corporate purposes of Bio-Reference and its subsidiaries.
As of September 30, 2016, the total availability under our Credit Agreement with CB and our lines of credit with financial institutions in Chile and Spain was $152.3 million, of which $47.2 million was used and outstanding as of September 30, 2016. The weighted average interest rate on these lines of credit is approximately 4.8%. These lines of credit are short-term and are used primarily as a source of working capital. The highest balance at any time during the nine months ended September 30, 2016, was $83.5 million. We intend to continue to enter into these lines of credit as needed. There is no assurance that these lines of credit or other funding sources will be available to us on acceptable terms, or at all, in the future.
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
We believe that the cash and cash equivalents on hand at September 30, 2016, and the amounts available to be borrowed under our lines of credit are sufficient to meet our anticipated cash requirements for operations and debt service beyond the next 12 months. We based this estimate on assumptions that may prove to be wrong or are subject to change, and we may be required to use our available cash resources sooner than we currently expect. If we acquire additional assets or companies, accelerate our product development programs or initiate additional clinical trials, we will need additional funds. Our future cash requirements will depend on a number of factors, including our relationship with Pfizer, preparations for the commercial launch of Rayaldee, our merger with Bio-Reference, possible acquisitions, the continued progress of research and development of our product candidates, the timing and outcome of clinical trials and regulatory approvals, the costs involved in preparing, filing, prosecuting, maintaining, defending, and enforcing patent claims and other intellectual property rights, the status of competitive products, the availability of financing, and our success in developing markets for our product candidates. If we are not able to secure additional funding when needed, we may have to delay, reduce the scope of, or eliminate one or more of our clinical trials or research and development programs or possible acquisitions.

The following table provides information as of September 30, 2016, with respect to the amounts and timing of our known contractual obligation payments due by period.

Contractual obligations (In thousands)	Remaining three months ending December 31, 2016	2017	2018	2019	2020	Thereafter	Total
Open purchase orders	$63,471	$6,186	$1,248	$1,028	$10	$—	$71,943
Operating leases	4,940	34,412	10,677	8,530	3,878	7,670	70,107
Capital leases	821	2,968	2,538	2,005	1,264	1,008	10,604
2033 Senior Notes	—	—	—	32,200	—	—	32,200
Deferred payments	—	5,000	5,000	5,000	—	—	15,000
Mortgages and other debts payable	447	433	385	379	379	1,047	3,070
Lines of credit	8,758	—	—	—	38,444	—	47,202
Severance payments	6,327	—	—	—	—	—	6,327
Interest commitments	612	1,033	1,022	208	1,325	56	4,256
Total	$85,376	$50,032	$20,870	$49,350	$45,300	$9,781	$260,709
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
- Contingent consideration that includes payments upon achievement of certain milestones including meeting development milestones such as the completion of successful clinical trials, NDA approvals by the FDA and revenue milestones upon the achievement of certain revenue targets all of which are anticipated to be paid within the next 7 years and are payable in either shares of our Common Stock or cash, at our option, and that may aggregate up to $164.4 million.

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
Goodwill and Intangible Assets. Goodwill represents the difference between the purchase price and the estimated fair value of the net assets acquired accounted for by the acquisition method of accounting and arose from our acquisitions. Goodwill and other intangible assets, including IPR&D, acquired in business combinations, licensing and other transactions at September 30, 2016 and December 31, 2015 was $2.1 billion and $2.2 billion, respectively, representing approximately 76% and 78% of total assets, respectively.
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

Goodwill was $700.5 million and $743.3 million, respectively, at September 30, 2016 and December 31, 2015. Goodwill is tested at least annually for impairment or when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable, by assessing qualitative factors or performing a quantitative analysis in determining whether it is more likely than not that its fair value exceeds the carrying value. Examples of qualitative factors include our share price, our financial performance compared to budgets, long-term financial plans, macroeconomic, industry and market conditions as well as the substantial excess of fair value over the carrying value of net assets from the annual impairment test previously performed.
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
Intangible assets were $1.4 billion, including IPR&D of $647.0 million and $792.3 million, respectively, at September 30, 2016 and December 31, 2015. Intangible assets are tested for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable, although IPR&D is required to be tested at least annually until the project is completed or abandoned. Upon obtaining regulatory approval, the IPR&D asset is then accounted for as a finite-lived intangible asset and amortized on a straight-line basis over its estimated useful life. If the project is abandoned, the IPR&D asset is charged to expense.
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
We amortize intangible assets with definite lives on a straight-line basis over their estimated useful lives, ranging from 3 to 20 years. We use the straight-line method of amortization as there is no reliably determinable pattern in which the economic benefits of our intangible assets are consumed or otherwise used up. Amortization expense was $47.3 million and $14.0 million for the nine months ended September 30, 2016 and 2015, respectively.
Revenue recognition. Revenue for laboratory services is recognized at the time test results are reported, which approximates when services are provided. Services are provided to patients covered by various third-party payer programs including various managed care organizations, as well as the Medicare and Medicaid programs. Billings for services under third-party payer programs are included in revenue net of allowances for contractual discounts and allowances for differences between the amounts billed and estimated program payment amounts. Adjustments to the estimated payment amounts based on final settlement with the programs are recorded upon settlement as an adjustment to revenue. For the three months ended September 30, 2016 and 2015, approximately 10% and 9%, respectively, of our revenues were derived directly from the Medicare and Medicaid programs. The increase in revenues from laboratory services, including revenue from Medicare and Medicaid programs, is due to the acquisition of Bio-Reference in August 2015.
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
The assessment of our obligations and related performance periods requires significant management judgment. If an agreement contains research and development obligations, the relevant time period for the research and development phase is based on management estimates and could vary depending on the outcome of clinical trials and the regulatory approval process. Such changes could materially impact the revenue recognized, and as a result, management reviews the estimates related to the relevant time period of research and development on a periodic basis.
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
While we have receivables due from federal and state governmental agencies, we do not believe that such receivables represent a credit risk since the related health care programs are funded by federal and state governments, and payment is primarily dependent upon submitting appropriate documentation. Accounts receivable balances (net of contractual adjustments) from Medicare and Medicaid were $31.1 million and $26.1 million at September 30, 2016 and December 31, 2015, respectively.
The portion of our accounts receivable due from individual patients comprises the largest portion of credit risk. At September 30, 2016 and December 31, 2015, receivables due from patients represent approximately 6.6% and 7.5% of our consolidated accounts receivable (prior to allowance for doubtful accounts and net of contractual adjustments).
We assess the collectability of accounts receivable balances by considering factors such as historical collection experience, customer credit worthiness, the age of accounts receivable balances, regulatory changes and current economic conditions and trends that may affect a customer’s ability to pay. Actual results could differ from those estimates. Our reported net income (loss) is directly affected by our estimate of the collectability of accounts receivable. The allowance for doubtful accounts was $41.1 million and $25.2 million at September 30, 2016 and December 31, 2015, respectively.
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
RECENT ACCOUNTING PRONOUNCEMENTS
In May 2014, the FASB issued Accounting Standards Update (“ASU”), ASU No. 2014-09, “Revenue from Contracts with Customers.” ASU 2014-09 clarifies the principles for recognizing revenue and develops a common revenue standard for GAAP and International Financial Reporting Standards that removes inconsistencies and weaknesses in revenue requirements, provides a more robust framework for addressing revenue issues, improves comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets, provides more useful information to users of financial statements through improved disclosure requirements and simplifies the preparation of financial statements by reducing the number of requirements to which an entity must refer. ASU 2014-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. Companies can choose to apply the ASU using either the full retrospective approach or a modified retrospective approach. We are currently evaluating both methods of adoption and the impact that the adoption of this ASU will have on our Condensed Consolidated Financial Statements.
In June 2014, the FASB issued ASU No. 2014-12, “Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period (a consensus of the FASB Emerging Issues Task Force).” ASU 2014-12 requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. ASU 2014-12 was effective for the Company beginning after January 1, 2016. Our adoption of ASU 2014-12 in the first quarter of 2016 using the prospective application did not have a material impact on our Condensed Consolidated Financial Statements.
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
In January 2016, the FASB issued ASU No. 2016-01, “Financial Instruments - Overall (Subtopic 825-10),” which addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. The ASU requires equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. ASU 2016-01 will be effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. We are currently evaluating the impact of this new guidance on our Condensed Consolidated Financial Statements.
In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842),” which will require organizations that lease assets with lease terms of more than 12 months to recognize assets and liabilities for the rights and obligations created by those leases on their balance sheets. The ASU will also require new qualitative and quantitative disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. ASU 2016-02 will be effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. We are currently evaluating the impact of this new guidance on our Condensed Consolidated Financial Statements.
In March 2016, the FASB issued ASU No. 2016-09, “Compensation - Stock Compensation (Topic 718),” which simplifies several aspects of the accounting for share-based payment award transactions, including the income tax consequences, classification of awards as either equity or liabilities, classification on the statement of cash flows and accounting for forfeitures. ASU 2016-09 will be effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years, with early adoption permitted. We are currently evaluating the impact of this new guidance on our Condensed Consolidated Financial Statements.
In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230),” which addresses the classification of eight specific cash flow issues with the objective of reducing the existing diversity in practice. ASU 2016-15 will be effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, with early adoption permitted. We are currently evaluating the impact of this new guidance on our Condensed Consolidated Financial Statements.

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
At September 30, 2016, we had cash and cash equivalents of $144.6 million. The weighted average interest rate related to our cash and cash equivalents for the nine months ended September 30, 2016 was less than 1%. As of September 30, 2016, the principal outstanding balance under our Credit Agreement with JPMorgan Chase Bank, N.A. and our Chilean and Spanish lines of credit was $47.2 million in the aggregate at a weighted average interest rate of approximately 4.8%.
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

Item 4. Controls and Procedures
Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, management concluded that our disclosure controls and procedures were effective as of September 30, 2016.
Changes to the Company’s Internal Control Over Financial Reporting
In connection with the acquisitions of EirGen in May 2015, Bio-Reference in August 2015 and Transition Therapeutics in August 2016, we began implementing standards and procedures at EirGen, Bio-Reference and Transition Therapeutics, including establishing controls over accounting systems and establishing controls over the preparation of financial statements in accordance with generally accepted accounting principles to ensure that we have in place appropriate internal control over financial reporting at EirGen, Bio-Reference and Transition Therapeutics. We are continuing to integrate the acquired operations of EirGen, Bio-Reference and Transition Therapeutics into our overall internal control over financial reporting process.
We are in the process of implementing a new comprehensive enterprise resource planning (“ERP”) system on a company wide basis, which is one of the systems used for financial reporting. The implementation of the ERP system involves changes to our financial systems and other systems and accordingly, will necessitate changes to our internal controls over financial reporting.
These changes to the Company’s internal control over financial reporting that occurred during the most recent quarter ended September 30, 2016 have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
We are, from time to time party to various legal proceedings arising out of our business. During the reporting period, there have been no material changes to the description of legal proceedings set forth in our Annual Report on Form 10-K for the year ended December 31, 2015, as updated by the information set forth in our quarterly reports on Form 10-Q for the quarters ended during 2016.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On August 4, 2016, we issued 50,000 shares of our Common Stock (the “Settlement Shares”) pursuant to a settlement agreement in connection with a pending litigation matter with a Company stockholder. The Settlement Shares were issued in reliance upon an exemption from the registration requirements under the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof.

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
Exhibit 31.1
Certification by Phillip Frost, Chief Executive Officer, pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended September 30, 2016.

Exhibit 31.2
Certification by Adam Logal, Chief Financial Officer, pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended September 30, 2016.

Exhibit 32.1
Certification by Phillip Frost, Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended September 30, 2016.

Exhibit 32.2
Certification by Adam Logal, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended September 30, 2016.

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

Date: November 7, 2016	OPKO Health, Inc.

/s/ Adam Logal
Adam Logal
Senior Vice President, Chief Financial Officer,
Chief Accounting Officer and Treasurer

Exhibit Index

Exhibit Number	Description

Exhibit 31.1
Certification by Phillip Frost, Chief Executive Officer, pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended September 30, 2016.

Exhibit 31.2
Certification by Adam Logal, Chief Financial Officer, pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended September 30, 2016.

Exhibit 32.1
Certification by Phillip Frost, Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended September 30, 2016.

Exhibit 32.2
Certification by Adam Logal, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended September 30, 2016.

Exhibit 101.INS	XBRL Instance Document

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document