Form 10-K
period 2016-12-31
Opko Health, Inc.
filed 2017-03-01
CIK 944809

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016.
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to                     .
Commission file number 001-33528

OPKO Health, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	75-2402409
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

4400 Biscayne Blvd., Miami, FL 33137 (Address of Principal Executive Offices) (Zip Code)

(Registrant’s Telephone Number, Including Area Code): (305) 575-4100

Securities registered pursuant to section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $.01 par value per share	NASDAQ Global Select Market

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, as of the last business day of the registrant’s most recently completed second fiscal quarter was: $3,048,418,845.
As of February 20, 2017, the registrant had 558,221,985 shares of Common Stock outstanding.
Documents Incorporated by Reference
Portions of the registrant’s definitive proxy statement for its 2017 Annual Meeting of Stockholders are incorporated by reference in Items 10, 11, 12, 13, and 14 of Part III of this Annual Report on Form 10-K.

		Page
Part I.
Item 1.	Business	6
Item 1A.	Risk Factors	25
Item 1B.	Unresolved Staff Comments	54
Item 2.	Properties	54
Item 3.	Legal Proceedings	54
Item 4.	Mine Safety Disclosures	54
Part II.
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	55
Item 6.	Selected Financial Data	57
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	58
Item 7A.	Quantitative and Qualitative Disclosures about Market Risk	75
Item 8.	Financial Statements and Supplementary Data	76
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	129
Item 9A.	Controls and Procedures	129
Item 9B.	Other Information	131
Part III.
Item 10.	Directors, Executive Officers and Corporate Governance
Item 11.	Executive Compensation
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 13.	Certain Relationships and Related Transactions and Director Independence
Item 14.	Principal Accounting Fees and Services
Part IV.
Item 15.	Exhibits, Financial Statement Schedules	133
Signatures		146
Certifications		146
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

Risks and uncertainties, the occurrence of which could adversely affect our business, include the following:

•	we have a history of losses and may not generate sustained positive cash flow sufficient to fund our operations and research and development programs;

•	the risks inherent in developing, obtaining regulatory approvals for and commercializing new, commercially viable and competitive products and treatments;

•	our research and development activities may not result in commercially viable products;

•	that earlier clinical results of effectiveness and safety may not be reproducible or indicative of future results;

•	that we may fail to obtain regulatory approval for hGH-CTP or successfully commercialize Rayaldee and hGH-CTP;

•	that we may not generate profits or cash flow from our laboratory operations or substantial revenue from our pharmaceutical and diagnostic products;

•
that currently available over-the-counter and prescription products, as well as products under development by others, may prove to be as or more effective than our products for the indications being studied;

•	our ability to build a successful pharmaceutical sales and marketing infrastructure;

•
our ability and our distribution and marketing partners’ ability to comply with regulatory requirements regarding the sales, marketing and manufacturing of our products and product candidates and the operation of our laboratories;

•	the performance of our third-party distribution partners, licensees and manufacturers over which we have limited control;

•	our success is dependent on the involvement and continued efforts of our Chairman and Chief Executive Officer;

•	integration challenges for Transition Therapeutics, Bio-Reference, EirGen and other acquired businesses;

•	changes in regulation and policies in the United States and other countries, including increasing downward pressure on health care reimbursement;

•	our ability to manage our growth and our expanded operations;

•	increased competition, including price competition;

•	changing relationships with payers, including the various state and multi-state Blues programs, suppliers and strategic partners;

•	efforts by third-party payors to reduce utilization and reimbursement for clinical testing services;

•	failure to timely or accurately bill for our services;

•	failure in our information technology systems, including cybersecurity attacks or other data security incidents;

•	failure to obtain and retain new clients and business partners, or a reduction in tests ordered or specimens submitted by existing clients;

•	failure to establish, and perform to, appropriate quality standards to assure that the highest level of quality is observed in the performance of our testing services;

•	failure to maintain the security of patient-related information;

•	our ability to obtain and maintain intellectual property protection for our products;

•	our ability to defend our intellectual property rights with respect to our products;

•	our ability to operate our business without infringing the intellectual property rights of others;

•	our ability to attract and retain key scientific and management personnel;

•	our need for, and ability to obtain, additional financing;

•	adverse results in material litigation matters or governmental inquiries;

•	failure to obtain and maintain regulatory approval outside the U.S.;

•	legal, economic, political, regulatory, currency exchange, and other risks associated with international operations; and

•	our ability to finance and successfully complete construction of a research, development and manufacturing center in Waterford, Ireland.

PART I
Unless the context otherwise requires, all references in this Annual Report on Form 10-K to the “Company”, “OPKO”, “we”, “our”, “ours”, and “us” refer to OPKO Health, Inc., a Delaware corporation, including our wholly-owned subsidiaries.

ITEM 1.	BUSINESS
OVERVIEW
We are a diversified healthcare company that seeks to establish industry-leading positions in large and rapidly growing medical markets. Our diagnostics business includes Bio-Reference Laboratories (“Bio-Reference”), the nation’s third-largest clinical laboratory with a core genetic testing business and a 400-person sales and marketing team to drive growth and leverage new products, including the 4Kscore prostate cancer test and the Claros 1 in-office immunoassay platform (in development). Our pharmaceutical business features Rayaldee, an FDA-approved treatment for secondary hyperparathyroidism (“SHPT”) in adults with stage 3 or 4 chronic kidney disease (“CKD”) and vitamin D insufficiency (launched in November 2016), and VARUBI™ for chemotherapy-induced nausea and vomiting (oral formulation launched by partner TESARO in November 2015 and pending approval for IV formulation), TT401, a once or twice weekly oxyntomodulin for type 2 diabetes and obesity which is a clinically advanced drug candidate among the new class of GLP-1 glucagon receptor dual agonists, and TT701, an androgen receptor modulator for androgen deficiency indications which we intend to study for benign prostate hypertrophy (BPH). Our pharmaceutical business also features hGH-CTP, a once-weekly human growth hormone injection (in Phase 3 for growth hormone deficiency and partnered with Pfizer), and a long-acting Factor VIIa drug for hemophilia (Phase 2a). In addition to our pharmaceutical and diagnostic development programs, we own established pharmaceutical platforms in Ireland, Chile, Spain and Mexico which generate revenue and which we expect to facilitate future market entry for our products currently in development. We have a development and commercial supply pharmaceutical company, as well as a global supply chain operation and holding company in Ireland, which we expect will play an important role in the development, manufacturing, distribution and approval of a wide variety of drugs with an emphasis on high potency products. We also own a specialty active pharmaceutical ingredients (“APIs”) manufacturer in Israel, which we expect will facilitate the development of our pipeline of molecules and compounds for our proprietary molecular diagnostic and therapeutic products.
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
We launched our first pharmaceutical product, Rayaldee, in the U.S. market in the fourth quarter of 2016. We have under development a broad and diversified portfolio of diagnostic tests, small molecules, and biologics targeting a broad range of unmet medical needs. We also operate the third largest full service clinical laboratory in the U.S. We intend to continue to leverage our proprietary technology and our strengths in all phases of research and development to further develop and commercialize our portfolio of proprietary pharmaceutical and diagnostic products. In support of our strategy, we intend to:

•	continue to enhance our commercialization capability in the U.S. and internationally;

•	develop and commercialize Rayaldee for new indications, including the treatment of SHPT in patients with vitamin D insufficiency and stage 5 CKD requiring regular hemodialysis;

•	obtain requisite regulatory approval and compile clinical data for our most advanced product candidates; and

•	expand into other medical markets that provide significant opportunities and that we believe are complementary to and synergistic with our business.
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

CORPORATE INFORMATION
We were originally incorporated in Delaware in October 1991 under the name Cytoclonal Pharmaceutics, Inc., which was later changed to eXegenics, Inc. (“eXegenics”). On March 27, 2007, we were part of a three-way merger with Froptix Corporation (“Froptix”) and Acuity Pharmaceuticals, Inc. (“Acuity”), both research and development companies. On June 8, 2007, we changed our name to OPKO Health, Inc. Our shares are publicly traded on the NASDAQ Stock Market under the ticker “OPK” and on the Tel Aviv Stock Exchange. Our principal executive offices are located in leased office space in Miami, Florida.
We currently manage our operations in two reportable segments: diagnostics and pharmaceuticals. The pharmaceutical segment consists of the pharmaceutical operations we acquired in Chile, Mexico, Ireland, Israel and Spain and our pharmaceutical research and development operations. The diagnostics segment primarily consists of the clinical laboratory operations we acquired through the acquisitions of Bio-Reference and our point-of-care operations. There are no significant inter-segment sales. We evaluate the performance of each segment based on operating profit or loss. There is no inter-segment allocation of interest expense and income taxes. Refer to Note 16 for financial information about the segments and geographic areas.
CURRENT PRODUCTS AND SERVICES AND RELATED MARKETS
Diagnostics
Bio-Reference Laboratories
Through Bio-Reference, the third largest full service clinical laboratory in the United States, we now offer comprehensive laboratory testing services utilized by healthcare providers in the detection, diagnosis, evaluation, monitoring, and treatment of diseases, including esoteric testing, molecular diagnostics, anatomical pathology, genetics, women’s health and correctional healthcare. We market and sell these services to physician offices, clinics, hospitals, employers and governmental units nationally, with the largest concentration of business in the larger metropolitan areas across New York, New Jersey, Maryland, Pennsylvania, Delaware, Washington DC, Florida, California, Texas, Illinois and Massachusetts. Bio-Reference has an approximately 400-person sales and marketing team and operates a network of approximately 275 patient service centers or in-office phlebotomy stations for collection of patient specimens.
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
The esoteric tests we perform require sophisticated equipment and materials, highly skilled personnel and professional attention. Esoteric tests are ordered less frequently than routine tests and typically are priced higher than routine tests. Esoteric tests include tests related to endocrinology, genetics and genomics, immunology, microbiology, HIV tests, molecular diagnostics, next generation sequencing, oncology, serology, and toxicology.
Through Bio-Reference, we operate in the following highly specialized laboratory divisions:

•
Bio-Reference Laboratories. Bio-Reference constitutes our core clinical testing laboratory offering automated, high volume routine testing services, STAT testing, informatics, HIV, Hep C and other molecular tests.

•
GenPath (Oncology). National oncology presence with expertise in cancer pathology and diagnostics, as well as molecular diagnostics. Core tests include FLOW, IHC, MicroArray, FISH, ISH, Morphology, and full service oncology.

•
GenPath (Women’s Health). Innovative technology platform for sexually transmitted infections has enabled expansion nationally with specimens coming from 41 states, including Image Directed Paps analysis, HPV Plus, and STI Testing.

•	GeneDx. Industry leading national laboratory for testing rare and ultra-rare genetic diseases with international reach, performing testing on specimens from more than 50 countries.

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
Bio-Reference provides us with a significant diagnostics commercial infrastructure for marketing and sales that reached more than 11 million patients in 2016. In addition, its large team of managed care experts complement our efforts to ensure that payors recognize the value of our diagnostic and laboratory tests for reimbursement purposes. We continue to leverage the national marketing, sales and distribution resources of Bio-Reference, along with its 400-person sales and marketing team, to enhance sales of and reimbursement for our 4Kscore test, a laboratory developed blood test that provides a personalized risk score for aggressive prostate cancer. We plan to continue to leverage the Bio-Reference commercial infrastructure and capabilities, as well as its extensive relationships with payers, to commercialize OPKO’s other diagnostic products under development, including the Claros 1.
4Kscore Test
We offer the 4Kscore test through our Bio-Reference laboratory located in Elmwood Park, New Jersey. We began selling the 4Kscore test in the U.S. in March 2014 and in Europe and Mexico in September 2014 and January 2015, respectively. The 4Kscore test is a laboratory developed test that measures the blood plasma levels of four different prostate-derived kallikrein proteins: Total PSA, Free PSA, Intact PSA and Human Kallikrein-2 (“hK2”). These biomarkers are then combined with a patient’s age, DRE status (nodule / no nodule), and prior negative biopsy status (yes / no) using a proprietary algorithm to calculate the risk (probability) of finding a Gleason Score 7 or higher prostate cancer. The four kallikrein panel of biomarkers utilized in the 4Kscore test is based on decades of research conducted by scientists at Memorial Sloan-Kettering Cancer Center and leading European institutions. Investigators at the Lund University, Sweden, University of Turku, Finland and Memorial Sloan Kettering Cancer Center, New York, have also demonstrated that the 4Kscore test can predict the 20-year risk for development of prostate metastases in men who present at age 50 or 60 years old with an elevated PSA.
The 4Kscore test was developed by OPKO and validated in 2014 in a prospective, blinded study of 1,012 men in collaboration with 26 urology centers across the U.S. Results showed that the 4Kscore test was highly accurate for predicting the presence of high-grade cancer (Gleason score 7 or higher) prior to prostate biopsy. The full data from the blinded, prospective U.S. clinical validation study were published in European Urology (Eur Urol. 2015 Sep;68(3):464-70. doi: 10.1016/j.eururo.2014.10.021. Epub 2014 Oct 27.).
The clinical data demonstrated the ability of the 4Kscore test to discriminate between men with high-grade, aggressive prostate cancer and those men who had no findings of cancer or had low-grade or indolent form of the disease. The discrimination, measured by Area Under the Curve (“AUC”) analysis, was 0.82 and was significantly higher than previously developed tests. Furthermore, the 4Kscore test demonstrated excellent risk calibration, indicating the accuracy of the result for an individual patient. The high value of AUC and the excellent risk calibration make the 4Kscore test result valuable information for the shared decision-making between the urologist and patient on whether or not to perform a prostate biopsy.
A separate clinical study indicated that the 4Kscore test led to 64.6% fewer biopsies. The study, “The 4Kscore® Test Reduces Prostate Biopsy Rates in Community and Academic Urology Practices”, published in the January 2016 edition of Reviews in Urology, which included 611 patients seen by 35 academic and community urologists across the U.S., evaluated the influence of the 4Kscore test on urologist-patient decisions about whether to perform a biopsy in men who had an abnormal PSA and or DRE result. Test results for patients were stratified into low risk (< 7.5%), intermediate risk (7.5%-19.9%) and high risk (≥20%) for developing aggressive prostate cancer. Nearly half (49.3%) of the men were categorized as low risk; 25.7% and 25.0% fell into the intermediate-risk and high-risk categories, respectively. Notably, the 4Kscore test results influenced biopsy decisions in 88.7% of the men. In the three risk groups, a biopsy was avoided in 94.0%, 52.9%, and 19.0% of men in the low, intermediate, and high-risk categories, respectively.
The value of the 4Kscore test has been demonstrated in 12 peer-reviewed clinical studies involving more than 22,000 patients and we have been granted a Category I CPT code by the AMA for our 4Kscore test, which was published in August 2016 and effective January 1, 2017. CPT codes are used by insurance companies and government payers to describe health care services and procedures, and having a Category I CPT code is critical to facilitate reimbursement in government programs such as Medicare and Medicaid, as well as private insurance programs. We believe having the Category I CPT code will help facilitate obtaining broader coverage from payers for the 4Kscore test and allow greater access to the test for a broader group of patients across the U.S.
The National Comprehensive Cancer Network (“NCCN”) included the 4Kscore test as a recommended test in their 2015 and 2016 Guidelines for Prostate Cancer Early Detection. The panel making this recommendation concluded that the 4Kscore test is indicated for use prior to a first prostate biopsy, or after a negative biopsy, to assist patients and physicians in further defining the probability of high-grade cancer. In addition, the European Association of Urology (EAU) Prostate Cancer Guidelines Panel included the 4Kscore test in the 2016 EAU Guidelines for Prostate Cancer, concluding that the 4Kscore, as a blood test with greater specificity over the PSA test, is indicated for use prior to a first prostate biopsy or after a negative biopsy to assist patients and physicians in further defining the probability of high-grade cancer.
We have and will continue to commit substantial efforts to obtaining broad reimbursement coverage for the 4Kscore test. We have obtained a positive coverage decision from at least one national private payer and pricing agreements from several regional payers. Novitas Solutions, the local Medicare Administrative Contractor, or MAC, for our laboratory in New Jersey, has been and continues to pay for the majority of our 4Kscore Medicare submissions. Although Novitas initially issued a positive draft local coverage determination (LCD) in May 2016, the coverage determination was retired due to a conflicting LCD issued by Palmetto, another MAC. We are working diligently to address concerns raised by Palmetto pertaining primarily to clinical utility and believe we have supplied sufficient scientific and clinical data to support a positive coverage determination by any Medicare contractor. We expect to significantly expand our efforts to obtain broad reimbursement for the 4Kscore test throughout 2017 and beyond.
Point-of-Care Diagnostics
OPKO Diagnostics, LLC (“OPKO Diagnostics”), formerly Claros Diagnostics, Inc., is developing a novel diagnostic instrument system to provide rapid, high performance blood test results and enable tests to be run in point-of-care settings. The instrument, a microfluidics-based diagnostic test system consisting of a credit card-sized disposable test cassette that works with a small but sophisticated desktop analyzer, provides high performance quantitative blood test results within minutes and permits the transition of complex immunoassays from the centralized reference laboratory to the physician’s office, hospital nurses station, or other decentralized location. The technology only requires a finger stick drop of blood introduced into the test cassette which can then run a quantitative test.

We commenced a multi-center clinical trial for the PSA test in January 2017 and expect to submit our application to the FDA for a pre-marketing authorization (“PMA”) for the PSA test upon completion of the trial. We also intend to commence a clinical trial of a testosterone diagnostic test for our point-of-care system. We expect to fully leverage Bio-Reference’s marketing, sales and distribution resources for the launch of the Claros 1 system and associated diagnostic tests in the U.S after FDA clearance or approval.
We are also presently working to add additional tests for our point-of-care system, including vitamin D, and we believe that there are many more applications for the technology, including infectious disease, cardiology, women’s health, and companion diagnostics.
Pharmaceutical Business

We currently have one commercial stage pharmaceutical product and several pharmaceutical compounds and technologies in various stages of research and development for a broad range of indications and conditions, including the following:
Renal Products
We launched Rayaldee, our lead renal product, in the U.S. market in November 2016. In June 2016, the FDA approved Rayaldee extended release capsules for the treatment of secondary hyperparathyroidism (SHPT) in adults with stage 3 or 4 chronic kidney disease (CKD) and serum total 25-hydroxyvitamin D levels less than 30 ng/mL. Rayaldee is a patented extended release product containing 30 mcg of a prohormone called calcifediol (25-hydroxyvitamin D3).
We have a 50-person highly specialized sales and marketing team dedicated to the launch and commercialization of Rayaldee, and we expect to increase our sales and marketing efforts in the second half of 2017. Efforts are underway to obtain broad commercial and Part D insurance coverage for Rayaldee. The Company has contracted for commercial and Part D coverage for more than sixty percent (60%) of U.S. covered lives and expects that number to reach seventy percent (70%) by mid-2017.
In connection with the launch of Rayaldee, the Company has also engaged in a comprehensive ongoing market education campaign highlighting the unmet need in treating SHPT, including by leveraging key opinion leaders in community outreach programs such as speakers' bureaus and patient advocacy programs.
In May 2016, we entered into a collaboration with Vifor Fresenius Medical Care Renal Pharma (VFMCRP) for the development and commercialization of Rayaldee in Europe, Canada, Mexico, Australia, South Korea and certain other international markets for the treatment of SHPT in patients with stage 3 or 4 CKD and vitamin D insufficiency. Under the terms of the agreement, OPKO received an upfront payment of $50 million, and will receive up to $232 million in regulatory and sales based milestones. In addition, VFMCRP will pay OPKO tiered, double digit royalties on sales of the product. OPKO and VFMCRP will also collaborate to develop and commercialize a new dosage form of Rayaldee for the treatment of SHPT in hemodialysis patients. OPKO granted VFMCRP an option to acquire rights to this dosage form for the U.S. market; if exercised, OPKO will receive up to $555 million in additional milestones and double digit royalties.
The FDA approval for Rayaldee was supported by successful top-line results from two pivotal phase 3 trials of Rayaldee that were identical randomized, double-blind, placebo-controlled, multi-site studies which established the safety and efficacy of Rayaldee as a new treatment for SHPT in adults with stage 3 or 4 CKD and vitamin D insufficiency.
Vitamin D insufficiency arises in CKD due to the abnormal upregulation of CYP24A1, an enzyme that destroys vitamin D and its metabolites. Studies in CKD patients have demonstrated that currently available over-the-counter and prescription vitamin D products cannot reliably raise blood vitamin D prohormone levels and effectively treat SHPT, a condition commonly associated with CKD in which the parathyroid glands secrete excessive amounts of parathyroid hormone (“PTH”). Prolonged elevation of blood PTH causes excessive calcium and phosphorus to be released from bone, leading to elevated serum calcium and phosphorus levels, softening of the bones (osteomalacia) and calcification of vascular and renal tissues. SHPT affects 40-82% of patients with stage 3 or 4 CKD and approximately 95% of patients with stage 5 CKD.
The completed pivotal trials for Rayaldee successfully met all primary efficacy and safety endpoints. The primary efficacy endpoint was a responder analysis in which “responder” was defined as any treated subject who demonstrated an average 30% decrease in PTH from pre-treatment baseline during the last six weeks of the 26-week treatment period. A significantly higher response rate was observed with Rayaldee which steadily increased with treatment duration. The response rate with Rayaldee was similar in CKD stages 3 and 4. Safety and tolerability data were comparable in both treatment groups. Patients completing the two pivotal trials were treated, at their election, for an additional six months with Rayaldee during an open-label extension study. Data from the extension study indicated that the PTH lowering response rates steadily increased with duration of Rayaldee treatment without deterioration in safety profile. In addition to SHPT in CKD patients, we also are developing Rayaldee for other indications, including for SHPT in patients with vitamin D insufficiency and stage 5 CKD requiring regular hemodialysis. A phase 2 study is expected to commence in 2017 in hemodialysis patients. In August 2014, we also announced the submission of an IND to the FDA to evaluate Rayaldee as an adjunctive therapy for the prevention of skeletal-related events in patients with bone metastases undergoing anti-resorptive therapy. We commenced a phase 1 dose escalation study in the fourth quarter of 2014 in breast and prostate cancer patients with bone metastases who are receiving anti-resorptive therapy. The study is evaluating safety, markers of vitamin D and mineral metabolism and tumor progression.  We are currently evaluating interim data from the study.
Our second most advanced renal product, Alpharen (Fermagate Tablets), is a new and potent non-absorbed phosphate binder to treat hyperphosphatemia in Stage 5 CKD patients requiring regular hemodialysis. Alpharen (Fermagate Tablets) has been shown to be safe and effective in treating hyperphosphatemia in phase 2 and 3 trials in stage 5 CKD patients undergoing chronic hemodialysis. Hyperphosphatemia, or elevated serum phosphorus, is common in dialysis patients and tightly linked to the progression of SHPT and vascular calcification, both of which drive morbidity and mortality. The kidneys provide the primary route of excretion for excess phosphorus absorbed from ingested food. As kidney function worsens, serum phosphorus levels increase and directly stimulate PTH secretion. Stage 5 CKD patients requiring dialysis must reduce their dietary phosphate intake and usually require regular treatment with orally administered phosphate binding agents to lower serum phosphorus to meet the recommendations of the Kidney Disease Improving Global Outcomes ("KDIGO") Clinical Practice Guidelines that elevated serum phosphorus levels should be lowered toward the normal range. Hyperphosphatemia contributes to soft tissue mineralization and affects approximately 90% of dialysis patients. Dialysis patients require ongoing phosphate binder treatment to maintain controlled serum phosphorus levels. We are currently preparing to conduct a single additional Phase 3 clinical trial intended to support marketing approvals in North America and in Europe.
We believe the CKD patient population is large and growing as a result of obesity, hypertension and diabetes; therefore this patient population represents a significant market opportunity. According to the National Kidney Foundation, CKD afflicts over 26 million people in the U.S., including more than 20 million patients with stage 3 or 4 CKD. In stage 5 CKD, kidney function is minimal to absent and most patients require regular dialysis or a kidney transplant for survival. An estimated 71-97% of CKD patients have vitamin D insufficiency which can lead to SHPT and its debilitating consequences. CKD continues to be associated with poor outcomes, reflecting the inadequacies of the current standard of care. Vitamin D insufficiency, hyperphosphatemia and SHPT, when inadequately treated, are major contributors to poor CKD outcomes. We intend to develop and commercialize Rayaldee and Alpharen to constitute part of the foundation for a new and markedly improved standard of care for CKD patients having SHPT and/or hyperphosphatemia.
SARM
Through the acquisition of Transition Therapeutics, a Toronto-based biotechnology company, we acquired TT701, an orally administered selective androgen receptor modulator (SARM) which we are developing for the treatment of patients who will benefit from its effects on increasing muscle and bone strength and decreasing body fat mass. The selective and antagonistic properties of TT701 appear to be well suited to provide anabolic therapeutic benefits to specific patient populations, while potentially avoiding, or even reducing, prostate hypertrophy.
A Phase 2 study of 350 male subjects for another indication showed significantly increased lean body mass and muscle strength and significant fat mass reduction with no change in lower PSA levels. TT701 is currently being studied in a Phase 2 study in prostate cancer patients who have undergone radical prostatectomy, and a Phase 2b study is planned to determine the optimal dose to treat patients with Benign Prostatic Hypertrophy (BPH).
Biologics
Our biologics business focuses on developing and commercializing longer-acting proprietary versions of already approved therapeutic proteins. One of our innovative platform technologies uses a short, naturally-occurring amino acid sequence (carboxl terminal peptide or “CTP”) that has the effect of slowing the removal from the body of the therapeutic protein to which it is attached. This CTP can be readily attached to a wide array of existing therapeutic proteins, stabilizing the therapeutic protein in the bloodstream and extending its life span without additional toxicity or loss of desired biological activity. We are using the CTP technology to develop new, proprietary versions of certain existing therapeutic proteins that have longer life spans than therapeutic proteins without CTP. We believe that our products will have greatly improved therapeutic profiles and distinct market advantages.
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
hGH-CTP
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
In December 2016, we announced preliminary topline data from our Phase 3, double blind, placebo controlled study of hGH-CTP in adults with GHD. The multinational, multi-center study, which utilized a 2:1 randomization between hGH-CTP and placebo, enrolled 203 subjects, 198 of whom received at least one dose of study treatment. Treatment was administered through a weekly injection. The topline results showed:
•The active group had a mean change in trunk fat mass of -0.4kg and placebo group was 0;
•There was no statistically significant difference (≤ 0.05 (p value)) between the active and placebo group;
•97% of hGH-CTP vs 6% of placebo group showed IGF-1 normalization; and
•The safety profile of hGH-CTP is consistent with that observed with those treated with daily growth hormone
Although there was no statistically significant difference between hGH-CTP and placebo on the primary endpoint of change in trunk fat mass from baseline to 26 weeks, after unblinding the study, we identified an exceptional value of trunk fat mass reduction in the placebo group that may have affected the primary outcome. We believe the exceptional data point warrants an outlier sensitivity analysis of the primary endpoint and related secondary endpoints. Upon completion of the data sensitivity analysis, we plan to discuss the study results and outlier analysis with the regulatory authorities to determine next steps in obtaining regulatory approval.
We are continuing as planned with our development of hGH-CTP, including our Phase 3 trial of hGH-CTP in pediatric patients which we initiated in December 2016. The global study is a 220 patient study in pediatric GHD patients designed to evaluate weekly treatment with hGH-CTP versus daily injections of Genotropin. The hGH-CTP will be delivered in a pen device in this multi-regional study. In addition to the Phase 3 pediatric study, we have continued without interruption our ongoing Phase 3 adult and Phase 2 pediatric open label extension studies for hGH-CTP, for which we plan to switch patients to the disposable pen device. We also expect to initiate a 44 patient study in pediatric GHD patients in Japan and are planning to commence a global study for SGA. hGH-CTP has orphan drug designation in the U.S. and Europe for both adults and children with GHD.
Factor VII
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
Pre-clinical studies of IV and subcutaneous formulations of our product in hemophilic animal models demonstrated its duration of action and significantly increased survival. In February 2016, we commenced a Phase 2a dose escalation study to determine safety and explore efficacy endpoints of our long acting Factor VIIa-CTP for the treatment of bleeding episodes in hemophilia A or B patients with inhibitors to Factor VIII or Factor IX. Factor VIIa-CTP has been granted orphan designation in Europe as well as the U.S.
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
Oxyntomodulin
In addition to hGH-CTP and Factor VII-CTP, our internal product development program is currently focused on developing a once weekly administered oxyntomodulin for type 2 diabetes and obesity. Our most advanced oxyntomodulin product candidate, TT401, a once-weekly administered peptide for the treatment of type 2 diabetes and associated obesity, is a dual agonist of the GLP-1 (Glucagon-Like Peptide-1) and glucagon receptors. The receptors play an integral role in regulating appetite, food intake, satiety and energy utilization in the body. Stimulating both of the receptors, TT401 has the potential to regulate blood glucose.
TT401 has been evaluated in a Phase 2 study enrolling 420 type 2 diabetes subjects in a 24 week study consisting of a 12-week randomized blinded stage followed by a 12-week open-label stage. The study included four once-weekly dose arms of TT401 (10mg, 15mg, 30mg, 50mg), a placebo arm, and an active comparator arm (exenatide extended release – 2mg). The study was completed in February, 2016. Subjects receiving the highest dose of TT401 peptide once weekly in the study demonstrated significantly superior weight loss compared with currently approved extended release exenatide and placebo after 12 and 24 weeks of treatment. TT401 also provided a reduction in HbA1c, a marker of sugar metabolism, similar to exenatide at weeks 12 and 24. TT401 strengthens OPKO's existing pipeline of oxyntomodulin drug candidates for the treatment of type 2 diabetes and obesity.
OPKO's MOD-6031, currently in a phase 1 study, is a once weekly oxyntomodulin with a proprietary delivery system to slowly release the natural oxyntomodulin, which allows the molecule to penetrate the blood brain barrier. The potential of MOD-6031 to interact with CNS, as well as peripheral receptors, is expected to mimic the natural effect of oxyntomodulin for its effects on satiety and weight loss. MOD-6031 is a long-acting oxyntomodulin comprising oxyntomodulin linked at its N-terminus to a polyethylene glycol (“PEG”) linear chain through a proprietary bi-functional hydrolysable linker. Administration of the conjugate into the blood results in slow release of the non-modified natural oxyntomodulin. Our preclinical studies have shown that a single weekly injection of our compound in development significantly inhibited food intake and reduced body weight in obese and diabetic animal models, as well as improving the lipid profile by reducing cholesterol levels in obese and diabetic mice. We initiated a phase 1 study of MOD-6031 in the first quarter of 2016.
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
NK-1 Program
We acquired rolapitant and other neurokinin-1 (“NK-1”) assets from Merck & Co. In December 2010, we exclusively out-licensed the development, manufacture and commercialization of our lead NK-1 candidate, VARUBI™ (rolapitant), to TESARO. VARUBI™, a potent and selective competitive antagonist of the NK-1 receptor, had successfully completed phase 2 clinical testing for prevention of chemotherapy induced nausea and vomiting, or CINV, and post-operative induced nausea and vomiting. TESARO’s NDA for oral VARUBI™ was approved by the FDA in September 2015, and in November 2015, TESARO commenced the commercial launch of VARUBI™ in the United States. TESARO's IV formulation of VARUBI™ is pending FDA approval.
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
We are currently developing an additional NK-1 compound acquired from Merck for pruritis.
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
To date, EirGen and its commercial partners have filed several product applications with the FDA in Europe and in Japan. EirGen has a strong research and development portfolio of high barrier to entry drugs and we expect to rapidly expand its drug portfolio. We believe EirGen will play an important role in the development, manufacturing, distribution and approval of a wide variety of drugs in a variety of dosage forms with an emphasis on high potency products.
OPKO Health Europe (previously Farmadiet Group Holding, S.L.) operates primarily in Spain and has more than 20 years of experience in the development, manufacture, marketing, and sale of pharmaceutical, nutraceutical, and veterinary products in Europe.
OPKO Mexico (previously Pharmacos Exakta S.A. de C.V.), is engaged in the manufacture, marketing, sale, and distribution of ophthalmic and other pharmaceutical products to private and public customers in Mexico. OPKO Mexico manufacturers and sells products primarily in the generics market in Mexico, although it also has some proprietary products as well.
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
RESEARCH AND DEVELOPMENT EXPENSES
During the years ended December 31, 2016, 2015, and 2014, we incurred $111.2 million, $99.5 million, and $83.6 million, respectively, of research and development expenses related to our various product candidates. During the years ended December 31, 2016, 2015 and 2014, our research and development expenses primarily consisted of OPKO Biologics and OPKO Renal development programs including, expenses related to the development of hGH-CTP and phase 3 clinical trials for Rayaldee.
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

Rayaldee
We have multiple U.S. patent families relating to Rayaldee. These patents are also filed in multiple countries worldwide. One patent family claims a sustained release oral dosage formulation and a method of treating 25-hydroxy vitamin D insufficiency or deficiency and will not expire until at least February 2027. A second patent family claims a method of administering 25-hydroxy vitamin D3 by controlled release, a formulation for controlled release of a vitamin D compound, a controlled release oral dosage formulation of a vitamin D compound and a method of treatment, and will not expire until at least April 2028. We also have additional patent applications pending relating to the sustained release formulation and its use which will expire in 2034 and have licensed patents covering the capsule shell. The patents issued in the U.S. covering Rayaldee are listed in the Approved Drug Products with Therapeutic Equivalents Evaluations, or the Orange Book.
Rolapitant
The rolapitant line of patents, licensed to TESARO, includes multiple patent families that cover anti-nausea treatment for chemotherapy patients. These U.S. patents are also filed and granted in many countries around the world. One patent family covers the chemical composition of rolapitant and related compounds and expires in December 2023 (with the patent term adjustment.) A patent term extension request was submitted to the USPTO in October 2015 to obtain an additional 1,716 days which will, upon approval, extend the rolapitant compound patent expiration date to August 2028.The second patent family covers pharmaceutical formulations, including a capsule formulation with a related method of use and expires in April of 2027. The third patent family covers particular aspects of the chemical composition of rolapitant as well as certain methods of treating delayed onset nausea and expires in April 2027. The fourth patent family covers a powdered pharmaceutical composition of a crystalline salt of rolapitant and expires in March 2028. The current line of rolapitant patents are approved for oral treatment. Patent applications directed towards IV formulation of rolapitant are currently pending. In addition to the patents covering rolapitant, OPKO has an additional patent family granted worldwide covering another NK-1 antagonist (SCH900978) that is in development for the treatment of pruritus.
hGH-CTP
The hGH-CTP line of patents, which is currently licensed to Pfizer, Inc., includes two main patent families that cover modified human grown hormone treatment. These U.S. patents are also filed in multiple countries around the world. One patent family covers certain CTP modified hGH polypeptides relating to growth hormones and their method of use and expires in February of 2027 (with the exception of two US patents, namely US 8304386 and US 8097435, which expire in Jan 2028 and April 2027, respectively, due to Patent Term Adjustment for each). The second patent family covers cytokine-based polypeptides relating to human growth hormone treatment and expires in 2027. In addition to the CTP patents and applications licensed to Pfizer, OPKO has multiple patent families covering similar biologicals with patents and applications pending in the U.S. and internationally.
TT401 and TT701
In 2016, we acquired Transition Therapeutics, Inc. which is developing multiple drug candidates that include TT401 (a long acting oxyntomodulin) and TT701 (a selective androgen receptor modulator (SARM)), each of which are licensed from Eli Lilly and have granted patents worldwide covering the compounds and their use in their respective indications. U.S. Pat. No. 8367607 covers TT401 and expires in December 2030, without extension. U.S. Pat. No. 7968587 covers TT701 and expires, without extension, in November 2027. In addition, Transition and its affiliates have patented compounds (scyllo-inositol) in development for the treatment of Alzheimer’s disease. The patents are pending or granted in many countries of the world. We and/or our affiliates will seek all available patent term extensions for our product candidates and products.
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
LICENSES AND COLLABORATIVE RELATIONSHIPS

Our strategy is to develop a portfolio of product candidates through a combination of internal development, acquisition, and external partnerships. Collaborations are key to our strategy and we continue to build relationships and forge partnerships in various areas where unmet medical need and commercial opportunities exist. In May 2016, we entered into a license and collaboration with VFMCRP for the development and commercialization of Rayaldee in Europe, Canada, Mexico, Australia, South Korea and certain other international markets for the treatment of SHPT in adults with CKD and vitamin D insufficiency. In December 2014, we entered into an exclusive agreement with Pfizer for the development and commercialization of our long-acting hGH-CTP for the treatment of GHD in adults and children, as well as for the treatment of growth failure in children born small for gestational age. Previously, we (or entities we have acquired) have completed strategic licensing transactions with the University of Texas Southwestern Medical Center at Dallas, the President and Fellows of Harvard College, Academia Sinica, The Scripps Research Institute, TESARO, INEOS Healthcare, and Arctic Partners, among others.
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
Numerous companies, including major pharmaceutical companies, specialty pharmaceutical companies and specialized biotechnology companies, are engaged in the development, manufacture and marketing of pharmaceutical products competitive with those that we are or intend to commercialize ourselves and through our partners. Competitors to our diagnostics business include major diagnostic companies, reference laboratories, molecular diagnostic firms, universities and research institutions. Most of these companies have substantially greater financial and other resources, larger research and development staffs and more extensive marketing and manufacturing organizations than ours. This enables them, among other things, to make greater research and development investments and efficiently utilize their research and development costs, as well as their marketing and promotion costs, over a broader revenue base. This also provides our competitors with a competitive advantage in connection with the highly competitive product acquisition and product in-licensing process, which may include auctions in which the highest bidder wins. Our competitors may also have more experience and expertise in obtaining marketing approvals from the FDA and other regulatory authorities. In addition to product development, testing, approval, and promotion, other competitive factors in the pharmaceutical and diagnostics industry include industry consolidation, product quality and price, product technology, reputation, customer service, and access to technical information.
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
We are seeking to commercialize our 4Kscore product in the U.S., Europe and Mexico in a laboratory setting and to capitalize on near-term commercialization opportunities for our proprietary diagnostic point-of-care system by transitioning laboratory-based tests, including the 4Kscore, PSA, testosterone and other tests to our point-of-care system. We expect to leverage Bio-Reference’s national marketing, sales and distribution resources, along with its 400-person sales and marketing team to support commercialization of the 4Kscore and Claros 1 products. Competitors to our diagnostics business are many and include major diagnostic companies, molecular diagnostic firms, universities, and research institutions.
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

GOVERNMENT REGULATION
The U.S. government regulates healthcare through various agencies, including but not limited to the following: (i) the FDA, which administers the Federal Food, Drug and Cosmetic Act (“FDCA”), as well as other relevant laws; (ii) the Centers for Medicare & Medicaid Services (“CMS”), which administers the Medicare and Medicaid programs; (iii) the Office of Inspector General (“OIG”), which enforces various laws aimed at curtailing fraudulent or abusive practices, including by way of example, the Anti-Kickback Statute, the Physician Self-Referral Law, commonly referred to as the Stark law, the Civil Monetary Penalty Law (including the beneficiary inducement prohibition) ("CMP"), and the laws that authorize the OIG to exclude healthcare providers and others from participating in federal healthcare programs; and (iv) the Office of Civil Rights, which administers the privacy aspects of the Health Insurance Portability and Accountability Act of 1996. All of the aforementioned are agencies within the Department of Health and Human Services (“HHS”). Healthcare is also provided or regulated, as the case may be, by the Department of Defense through its TriCare program, the Department of Veterans Affairs, especially through the Veterans Health Care Act of 1992, the Public Health Service within HHS under Public Health Service Act § 340B (42 U.S.C. § 256b), the Department of Justice through the Federal False Claims Act and various criminal statutes, and state governments under the Medicaid and other state sponsored or funded programs and their internal laws regulating all healthcare activities.
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
Clinical Laboratory Operations
Our clinical laboratory operations are subject to regulations, which are designed to ensure the quality and reliability of clinical laboratories by mandating specific standards in the areas of personnel qualifications, administration and participation in proficiency testing, patient test management, quality control, quality assurance and inspections. Laboratories must undergo on-site surveys at least every two years, which may be conducted by the Federal Clinical Laboratory Improvement Amendments (“CLIA”) program or by a private CMS approved accrediting agency. The sanction for failure to comply with CLIA requirements may be suspension, revocation or limitation of a laboratory’s CLIA certificate, which is necessary to conduct business, as well as significant fines and/or criminal penalties. We are also subject to regulation of laboratory operations under state clinical laboratory laws. State clinical laboratory laws may require that laboratories and/or laboratory personnel meet certain qualifications, specify certain quality controls or require maintenance of certain records. Certain states, such as New York, California, Maryland, Pennsylvania, Rhode Island and Florida, each require that we obtain licenses to test specimens from patients residing in those states and additional states may require similar licenses in the future. Only Washington and New York State are exempt under CLIA, as these states have established laboratory quality standards at least as stringent as CLIA’s. Potential sanctions for violation of these statutes and regulations include significant fines and the suspension or loss of various licenses, certificates and authorizations.
Our clinical laboratory operations are subject to complex laws, regulations and licensure requirements relating to billing and payment for laboratory services, sales and marketing interactions with ordering physicians and other health care providers, security and confidentiality of health information, and environmental and occupational safety, among others. Changes in regulations often increase the cost of testing or processing claims.  Also, these laws may be interpreted or applied by a prosecutorial, regulatory or judicial authority in a manner that could require us to make changes in our operations, including in our pricing, billing and/or marketing practices in a manner that could adversely affect operations.
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
Clinical trials are normally done in three sequential phases and generally take two to five years or longer to complete. Phase 1 consists of testing the drug product in a small number of humans, normally healthy volunteers, to determine preliminary safety and tolerable dose range. Phase 2 usually involves studies in a limited patient population to evaluate the effectiveness of the drug product in humans having the disease or medical condition for which the product is indicated, determine dosage tolerance and optimal dosage, and identify possible common adverse effects and safety risks. Phase 3 consists of additional controlled testing at multiple clinical sites to establish clinical safety and effectiveness in an expanded patient population of geographically dispersed test sites to evaluate the overall benefit-risk relationship for administering the product and to provide an adequate basis for product labeling. Phase 4 clinical trials may be conducted- and are sometimes required - after approval to gain additional experience from the treatment of patients in the intended therapeutic indication. There are also certain situations when drugs and biologics are eligible for one of FDA’s expedited approval programs, designed to shorten review and development time.
After completion of clinical trials of a new drug product, FDA and foreign regulatory authority marketing approval must be obtained. Assuming that the clinical data support the product’s safety and effectiveness for its intended use, a Biologics License Application (BLA) or an NDA is submitted to the FDA for its review. Generally, it takes one to three years to obtain approval. If questions arise during the FDA review process, approval may take a significantly longer period of time. The testing and approval processes require substantial time and effort and we may not receive approval on a timely basis, if at all, or the approval that we receive may be for a narrower indication than we had originally sought, potentially undermining the commercial viability of the product. Even if regulatory approvals are obtained, a marketed product is subject to continual review, and later discovery of previously unknown problems or failure to comply with the applicable regulatory requirements may result in restrictions on the marketing of a product or withdrawal of the product from the market as well as possible civil or criminal sanctions. For marketing outside the U.S., we also will be subject to foreign regulatory requirements governing human clinical trials and marketing approval for pharmaceutical products. The requirements governing the conduct of clinical trials, product licensing, pricing, and reimbursement vary widely from country to country.
Other than Rayaldee, none of our pharmaceutical products under development have been approved for marketing in the U.S. or elsewhere. We may not be able to obtain regulatory approval for any such products under development in a timely manner, if at all. Failure to obtain requisite governmental approvals or failure to obtain approvals of the scope requested will delay or preclude us, or our licensees or marketing partners, from marketing our products, or limit the commercial use of our products, and thereby would have a material adverse effect on our business, financial condition, and results of operations. See “Risk Factors — The results of pre-clinical trials and previous clinical trials for our products may not be predictive of future results, and our current and planned clinical trials may not satisfy the requirements of the FDA or other non-U.S. regulatory authorities.”
Device Development
Medical devices are subject to varying levels of premarket regulatory control, the most comprehensive of which requires human clinical trials be conducted before a device receives approval for commercial distribution. The FDA classifies medical devices into one of three classes based upon their risk profile (both to the patient and provider): Class I devices are relatively simple “low risk” technologies, and can be manufactured and distributed with general controls without a premarket clearance or approval from the FDA; Class II devices are somewhat more complex “moderate risk” devices, and require greater scrutiny from the agency, requiring a premarket clearance from the FDA before market entry; Class III devices are “high risk”

technologies inserted or implanted in the body, intended to treat life sustaining functions. These Class III technologies require a premarket approval from the FDA before market entry.
In the U.S., a company generally can obtain permission to distribute a new device in one of two ways. The first applies to a Class II device that is substantially equivalent to a device first marketed prior to May 1976, or to another device marketed after that date, but which was substantially equivalent to a pre-May 1976 device. To obtain FDA permission to distribute the device, a company generally must submit a section 510(k) premarket notification, and receive an FDA order finding substantial equivalence to a predicate device (pre-May 1976 or post-May 1976 device that was substantially equivalent to a pre-May 1976 device) and permitting commercial distribution of that device for its intended use. A 510(k) submission must provide information supporting a claim of substantial equivalence to the predicate device. If clinical data from human experience are required to support the 510(k) submission, these data must be gathered in compliance with investigational device exemption (“IDE”), regulations for investigations performed in the U.S. The 510(k) process is normally used for products of the type that the Company proposes distributing. The FDA review process for premarket notifications submitted pursuant to section 510(k) takes, on average, about 90 days, but it can take substantially longer if the FDA has concerns, and there is no guarantee that the FDA will “clear” the device for marketing, in which case the device cannot be distributed in the U.S. There is also no guarantee that the FDA will deem the applicable device subject to the 510(k) process, as opposed to the more time-consuming, resource-intensive and problematic, PMA process described below.
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
Even when a clinical study has been approved by the FDA or deemed approved, the study is subject to factors beyond a manufacturer’s control, including, but not limited to the fact that the institutional review board at a given clinical site might not approve the study, might decline to renew approval which is required annually, or might suspend or terminate the study before the study has been completed. Also, the interim results of a study may not be satisfactory, leading the sponsor to terminate or suspend the study on its own initiative or the FDA may terminate or suspend the study. There is no assurance that a clinical study at any given site will progress as anticipated; there may be an insufficient number of patients who qualify for the study or who agree to participate in the study or the investigator at the site may have priorities other than the study. Also, there can be no assurance that the clinical study will provide sufficient evidence to assure the FDA that the product is safe and effective, a prerequisite for FDA approval of a PMA, or substantially equivalent in terms of safety and effectiveness to a predicate device, a prerequisite for clearance under 510(k). Even if the FDA approves or clears a device, it may limit its intended uses in such a way that manufacturing and distributing the device may not be commercially feasible. For marketing outside the U.S., we also will be subject to foreign regulatory requirements governing clinical trials and marketing approval for medical devices. The requirements governing the conduct of clinical trials, device clearance/approval, pricing, and reimbursement vary widely from country to country. In addition to the regulatory clearance and approval processes described herein, the FDA periodically issues draft guidance documents designed to provide additional detail on or reform aspects of the 510(k) and PMA clearance and approval processes. To the extent the FDA finalizes and implements these documents, the average 510(k) and PMA submission requirements and review times may change and devices that might previously have been cleared under the 510(k) process may require approval under the PMA process (and vice-versa). Additionally, the Medical Device User Fee Amendments of 2012 authorized the FDA to collect user fees for the review of certain premarket submissions received on or after October 1, 2012, including 510(k) and PMA applications. These fees are intended to improve the device review process, but it is still too early to assess the actual impact on the industry.
After clearance or approval to market is given, the FDA and foreign regulatory agencies, upon the occurrence of certain events, are authorized under various circumstances to withdraw the clearance or approval or require changes to a device, its manufacturing process or its labeling or additional proof that regulatory requirements have been met.

A manufacturer of a device approved through the PMA is not permitted to make changes to the device, which affects its safety or effectiveness without first submitting a supplement application to its PMA and obtaining FDA approval for that supplement. In some instances, the FDA may require clinical trials to support a supplement application. A manufacturer of a device cleared through the 510(k) process must submit another premarket notification if it intends to make a change or modification in the device that could significantly affect the safety or effectiveness of the device, such as a significant change or modification in design, material, chemical composition, energy source or manufacturing process. Any change in the intended uses of a PMA device or a 510(k) device requires an approved PMA supplement or a cleared premarket notification. Exported devices are subject to the regulatory requirements of each country to which the device is exported, as well as certain FDA export requirements.
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
Diagnostic Products
Certain of our diagnostic products in development are subject to regulation by the FDA and similar international health authorities. For these products, we have an obligation to adhere to the FDA’s cGMP regulations. Additionally, we are subject to periodic FDA inspections, quality control procedures, and other detailed validation procedures. If the FDA finds deficiencies in the validation of our manufacturing and quality control practices, they may impose restrictions on marketing specific products until corrected.
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
However, the FDA has consistently asserted that it has the regulatory authority to regulate LDTs despite historically exercising enforcement discretion. In furtherance of that position, the FDA issued two draft guidance documents in October 2014: (1) Framework for Regulatory Oversight of Laboratory Developed Tests (the “Framework Guidance”); and (2) FDA Notification and Medical Device Reporting for Laboratory Developed Tests (the “Notification Guidance”). The Framework Guidance outlines the FDA’s plan to adopt over time a risk-based approach to regulating LDTs whereby different classifications of LDTs would be subject to different levels of FDA oversight and enforcement, including, for example, prohibitions on adulteration and misbranding, establishment registration and device listing, premarket notification, banned devices, records and reports, good manufacturing practices, adverse event reporting, premarket review of safety, effectiveness, and clinical validity, and quality system requirements. The Notification Guidance is intended to explain how clinical laboratories should notify the FDA of the LDTs they develop and how to satisfy Medical Device Reporting requirements. However, the FDA indicated in November 2016 that it would delay implementation of the Framework Guidance and the Notification Guidance, and seek additional input from industry. In addition, on January 13, 2017, the FDA published a synthesis of feedback on the Framework Guidance and Notification Guidance titled, Discussion Paper on Laboratory Developed Tests (the “Discussion Paper”). The Discussion Paper provided notice that the FDA would not issue a final guidance on the oversight of LDTs to allow for further public discussion on appropriate oversight approach, and to give congressional authorizing committees the opportunity to develop a legislative solution.

If finalized in the October 2014 format, the Framework Guidance and the Notification Guidance may have a materially adverse effect on the time, cost, and risk associated with the Company’s development and commercialization of LDTs for the U.S. market, and there can be no assurance that clearances or approvals sought by the Company will be granted and maintained. However, the FDA’s authority to regulate LDTs continues to be challenged, the FDA has indicated that it will continue dialogue with the industry, and the timeline and process for finalizing the draft guidance documents is unknown. We will continue to monitor changes to all domestic and international LDT regulatory policy so as to ensure compliance with the current regulatory scheme.
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
The levels of revenues and profitability of biopharmaceutical companies may be affected by the continuing efforts of government and third party payers to contain or reduce the costs of health care through various means. For example, in certain foreign markets, pricing or profitability of therapeutic and other pharmaceutical products is subject to governmental control. In the U.S., there have been, and we expect that there will continue to be, a number of federal and state proposals to implement similar governmental control. In addition, in the U.S. and elsewhere, sales of therapeutic and other pharmaceutical products are dependent in part on the availability and adequacy of reimbursement from third party payers, such as the government or private insurance plans. Third party payers are increasingly challenging established prices, and new products that are more expensive than existing treatments may have difficulty finding ready acceptance unless there is a clear therapeutic benefit. On April 1, 2014, the Protecting Access to Medicare Act of 2014 (“PAMA”) was enacted into law. Under PAMA, Medicare payment for clinical diagnostic laboratory tests will be established by calculating a weighted mean of private payer rates with new rates to be effective January 1, 2018. Further, applicable laboratories will be required to report payment rates for covered tests starting in 2016 (to establish the payment rates that will be effective January 1, 2018). Failure to report such data may result in a civil money penalty in an amount of up to $10,000 per day. It is anticipated that the market-based payment system will result in lower reimbursement rates for clinical diagnostic laboratory tests. Even though the permitted annual decrease will be capped through 2023, the cap does not apply to new tests or new advanced diagnostic tests. We cannot assure you that any of our products will be considered cost effective, or that reimbursement will be available or sufficient to allow us to sell them competitively and profitably.
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
The final omnibus rule implementing the HITECH Act took effect on March 26, 2013. The rule is broad in scope, but certain provisions are particularly significant in light of our business operations. For example, the final “omnibus” rule implementing the HITECH Act:

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
Another development affecting the health care industry is the increased use of the federal civil False Claims Act and, in particular, actions brought pursuant to the False Claims Act’s “whistleblower” or “qui tam” provisions. The False Claims Act, as amended by the Fraud Enforcement and Recovery Act of 2009 and the Patient Protection and Affordable Care Act of 2010 (“Affordable Care Act”), imposes liability on any person or entity who, among other things, knowingly presents, or causes to be presented, a false or fraudulent claim for payment by a federal health care program. We submit claims for services performed at our laboratories. The qui tam provisions of the False Claims Act allow a private individual to bring actions on behalf of the federal government alleging that the defendant has submitted a false claim to the federal government, and to share in any monetary recovery. In recent years, the number of suits brought by private individuals has increased dramatically. In addition, various states have enacted false claim laws analogous to the False Claims Act. Many of these state laws apply where a claim is submitted to any third-party payor and not merely a federal health care program. When an entity is determined to have violated the False Claims Act, it may be required to pay up to three times the actual damages sustained by the government, plus civil penalties for each separate false claim. There are many potential bases for liability under the False Claims Act. Liability arises, primarily, when an entity knowingly submits, or causes another to submit, a false claim for reimbursement to the federal government. The False Claims Act has been used to assert liability on the basis of inadequate care, kickbacks and other improper referrals, improper use of Medicare numbers when detailing the provider of services, and allegations as to misrepresentations with respect to the services rendered. Our activities relating to the sale and marketing of our products may be subject to scrutiny under these laws. We are unable to predict whether we would be subject to actions under the False Claims Act or a similar state law, or the impact of such actions. However, the costs of defending such claims, as well as any sanctions imposed, could significantly adversely affect our financial performance.
Further, the beneficiary inducement prohibition of the federal Civil Monetary Penalty Law prohibits any entity from offering or transferring to a Medicare or Medicaid beneficiary any remuneration that the entity knows or should know is likely to influence the beneficiary’s selection of a particular provider, practitioner or supplier of Medicare or Medicaid payable items or services, including waivers of copayments and deductible amounts (or any part thereof) and transfers of items or services for free or for other than fair market value. On December 7, 2016, the OIG released amendments to the CMP. Some of the amendments may impact our business, such as allowing certain remuneration to financially needy individuals. Entities found in violation may be liable for civil monetary penalties of up to $10,000 for each wrongful act. Although we believe that our sales and marketing practices are in material compliance with all applicable federal and state laws and regulations, relevant regulatory authorities may disagree and violation of these laws, or, our exclusion from such programs as Medicaid and other governmental programs as a result of a violation of such laws, could have a material adverse effect on our business, results of operations, financial condition and cash flows.
Sunshine Act
With the launch of Rayaldee, we are now subject to the federal Physician Payments Sunshine Act under the Affordable Care Act, and its implementing regulations (the “Sunshine Act”). The Sunshine Act requires manufacturers of drugs, devices, biological and medical supplies covered by Medicare, Medicaid or the Children’s Health Insurance Program, to report information related to certain payments or other transfers of value made or distributed to physicians and teaching hospitals, or to entities or individuals at the request of, or designated on behalf of, the physicians and teaching hospitals. Manufacturers must also report, on an annual basis, certain ownership and investment interests held by physicians and their immediate family members and payments or other “transfers of value” made to such physician owners. A failure to report each payment, other transfer of value, or ownership/investment interest in a timely, accurate, and complete manner may result in civil monetary penalties of up to $150,000 annually. Further, the “knowing” failure to report each payment, other transfer of value, or ownership/investment interest may result in a one million dollar annual penalty. Several other states and a number of countries worldwide have adopted or are considering the adoption of similar transparency laws. Any failure by us to implement proper procedures to track and report on a timely basis transfers of value to physicians and teaching hospitals could result in substantial penalties.
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
SALES & MARKETING
Our diagnostics business includes Bio-Reference’s 400-person sales and marketing team in the U.S. to drive growth and leverage new products, including the 4Kscore prostate cancer test and the Claros 1 in-office immunoassay platform. We have a highly specialized, field based 50-person sales and marketing team in the U.S. dedicated to the launch and commercialization of Rayaldee. We also have limited sales and marketing personnel in Ireland, Chile, Spain, Mexico and Israel.
EMPLOYEES
As of December 31, 2016, we had 6,041 full-time employees worldwide. None of our employees are represented by a collective bargaining agreement.
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
We are not profitable and have incurred losses since our inception. We may not generate substantial revenue from the sale of proprietary pharmaceutical products or certain of our diagnostic products for some time and we have generated only limited revenue from our pharmaceutical operations in the United States, Chile, Mexico, Israel, Spain, and Ireland, and from sale of the 4Kscore test. We may not successfully leverage the national marketing, sales and distribution resources of Bio-Reference to enhance sales of, and reimbursement for, our 4Kscore test and our other diagnostic products under development, which would adversely impact our ability to generate substantial revenue from the sale of these products for some time. Rayaldee is our only pharmaceutical product that has been approved for marketing, other than those products sold by our Chilean, Mexican, Israeli, Spanish, and Irish subsidiaries. We continue to incur substantial research and development and general and administrative expenses related to our operations and, to date, we have devoted most of our financial resources to research and development, including our pre-clinical development activities and clinical trials. We may incur losses from our operations for the foreseeable future and these losses could increase as we continue our research activities and conduct development of, and seek regulatory approvals and clearances for, our product candidates, and prepare for and begin to commercialize any approved or cleared products, particularly if we are unable to generate profits and cash flow from Bio‑Reference and our other commercial businesses. If we are unable to generate profits and cash flow from Bio-Reference and our other commercial businesses, our product candidates fail in clinical trials or do not gain regulatory approval or clearance, or if our approved products and product candidates do not achieve market acceptance, we may never become profitable. In particular, if we are unable to successfully commercialize Rayaldee, we may never generate substantial revenues from Rayaldee or achieve profitability. In addition, if we are required by the U.S. Food and Drug Administration (“FDA”), to perform studies in addition to those we currently anticipate, our expenses will increase beyond current expectations and the timing of any potential product approval may be delayed. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods.
We may require substantial additional funding, which may not be available to us on acceptable terms, or at all.
As of December 31, 2016, we have cash and cash equivalents of $168.7 million. We believe we have sufficient cash and cash equivalents on hand or available to us from operations or through lines of credit to meet our anticipated cash requirements for operations and debt service beyond the next 12 months. We have based this estimate on assumptions that may prove to be wrong or subject to change, and we may be required to use our available capital resources sooner than we currently expect or curtail aspects of our operations in order to preserve our capital. Because of the numerous risks and uncertainties associated with the development and commercialization of our products and product candidates, the success of our relationship with Pfizer and VFMCRP and the success of our integration of Bio-Reference and Transition Therapeutics, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our current and anticipated clinical trials and our expanded commercial operations. Our future capital requirements will depend on a number of factors, including the successful commercialization of Rayaldee, our relationship with Pfizer and VFMCRP, cash flow generated by Bio-Reference and costs associated with the integration of the Bio-Reference and Transition Therapeutics operations, the continued progress of our research and development of product candidates, the timing and outcome of clinical trials and regulatory approvals, the costs involved in preparing, filing, prosecuting, maintaining, defending, and enforcing patent claims and other intellectual property rights, the status of competitive products, the availability of financing, and our success in developing markets for our products and product candidates.
Until we can generate a sufficient amount of product and service revenue to finance our cash requirements for research, development and operations, we will need to finance future cash needs primarily through public or private equity offerings, debt financings, or strategic collaborations. Our ability to obtain additional capital may depend on prevailing economic conditions and financial, business and other factors beyond our control. Disruptions in the U.S. and global financial markets may adversely impact the availability and cost of credit, as well as our ability to raise money in the capital markets. Economic conditions have been, and continue to be, volatile. Continued instability in these market conditions may limit our ability to replace, in a timely manner, maturing liabilities and access the capital necessary to fund and grow our business. There can be no assurance that additional capital will be available to us on acceptable terms, or at all, which could adversely impact our business, results of operations, liquidity, capital resources and financial condition. If we are not able to secure additional funding when needed, we may have to delay, reduce the scope of, or eliminate one or more of our clinical trials or research and development programs. To the extent that we raise additional funds by issuing equity securities, our stockholders may experience additional significant dilution, and debt financing, if available, may involve restrictive covenants. To the extent that we raise additional funds through collaboration and licensing arrangements, it may be necessary to relinquish some rights to our technologies or our products and product candidates or grant licenses on terms that may not be favorable to us. We may seek to access the public or private capital markets whenever conditions are favorable, even if we do not have an immediate need for additional capital at that time.
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
The failure to successfully commercialize Rayaldee would have a material adverse effect on our business.
In June 2016, the FDA approved the Company’s New Drug Application for Rayaldee (calcifediol) extended release capsules for the treatment of secondary hyperparathyroidism (SHPT) in adults with stage 3 or 4 chronic kidney disease (CKD) and serum total 25-hydroxyvitamin D levels less than 30 ng/mL. The commercial launch for Rayaldee began in November 2016. Rayaldee is our only pharmaceutical product approved for marketing in the U.S. and our ability to generate revenue from product sales and achieve profitability is substantially dependent on our ability to effectively commercialize Rayaldee. Our failure to successfully commercialize Rayaldee would have a material adverse effect on our business, financial condition, cash flows and results of operations.
Additionally, the market perception and reputation of Rayaldee and its safety and efficacy are important to our business and the continued acceptance of our product candidates and products. Any negative publicity about Rayaldee, such as the discovery of safety issues, adverse events, or even public rumors about such events, could have a material adverse effect on our business. Levels of market acceptance for Rayaldee could be impacted by several factors, some of which are not within our control, including but not limited to the:

•	safety, efficacy, convenience and cost-effectiveness of our products compared to products of our competitors;

•	scope of approved uses and marketing approval;

•	availability of patent or regulatory exclusivity;

•	timing of market approvals and market entry;

•	ongoing regulatory obligations following approval;

•	any restrictions or “black box” warnings required on the labeling of such products:

•	availability of alternative products from our competitors;

•	acceptance of the price of our products;

•	effectiveness of our sales forces and promotional efforts;

•	the level of reimbursement of our products;

•	acceptance of our products on government and private formularies;

•	ability to market our products effectively at the retail level or in the appropriate setting of care; and

•	the reputation of our products.
If Rayaldee fails to gain, or loses, market acceptance, our revenues would be adversely impacted and we may be required to take material impairment charges, all of which could have a material adverse effect on our business, financial condition, cash flows and results of operations.
We rely on a licensing agreement with Vifor Fresenius Medical Renal Care Pharma Ltd (“VFMCRP”) for the international development and marketing of Rayaldee. Failure to maintain this license agreement could prevent us from successfully developing and commercializing Rayaldee worldwide.
In May 2016, EirGen, our wholly-owned subsidiary, partnered with VFMCRP through a Development and License Agreement for the development and marketing of Rayaldee in Europe, Canada, Mexico, Australia, South Korea and certain other international markets. The license to VFMCRP potentially covers all therapeutic and prophylactic uses of the product in human patients, provided that initially the license is for the use of the product for the treatment or prevention of secondary hyperparathyroidism related to patients with stage 3 or 4 chronic kidney disease and vitamin D insufficiency/deficiency. We received a non-refundable and non-creditable upfront payment of $50 million and are eligible to receive up to an additional $232 million upon the achievement of certain regulatory and sales-based milestones. In addition, we are eligible to receive tiered, double digit royalty payments or a minimum royalty, whichever is greater, upon commencement of sales of the product. The success of the Development and License Agreement with VFMCRP is dependent in part on, among other things, the skills, experience and efforts of VFMCRP’s employees responsible for the project, VFMCRP’s commitment to the arrangement, and the financial condition of VFMCRP, all of which are beyond our control. In the event that VFMCRP, for any reason, including but not limited to early termination of the agreement, fails to devote sufficient resources to successfully develop and market Rayaldee internationally, our ability to earn milestone payments or receive royalty payments would be adversely affected, which would have a material adverse effect on our financial condition and prospects.
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
Our business is substantially dependent on the success of clinical trials for hGH-CTP and our ability to achieve regulatory approval for the marketing of this product.
There is no assurance that clinical trials for hGH-CTP will be successful or support marketing approval, or that we will be able to obtain marketing approval for the product, or any other product candidate we are developing. Before they can be marketed, our products in development must be approved by the FDA or similar foreign governmental agencies. The process for obtaining FDA approval is both time-consuming and costly, with no certainty of a successful outcome. Before obtaining regulatory approval for the sale of any drug candidate, we must conduct extensive preclinical tests and clinical trials to demonstrate the safety and efficacy in humans of our product candidates. Although the safety profile for hGH-CTP has been consistent with that observed with those treated with daily growth hormone, further testing or patient use may undermine those determinations or unexpected side effects may arise. A failure of any preclinical study or clinical trial can occur at any stage of testing. The results of preclinical and initial clinical testing of these products may not necessarily indicate the results that will be obtained from later or more extensive testing. It also is possible to suffer significant setbacks in advanced clinical trials, even after obtaining promising results in earlier trials. In December 2016, we announced preliminary topline data from our Phase 3, double blind, placebo controlled study of hGH-CTP in adults with GHD. Although there was no statistically significant difference between hGH-CTP and placebo on the primary endpoint of change in trunk fat mass from baseline to 26 weeks, after unblinding the study, we identified an exceptional value of trunk fat mass reduction in the placebo group that may have affected the primary outcome. We believe the exceptional data point warrants an outlier sensitivity analysis of the primary endpoint and related secondary endpoints. Upon completion of the data sensitivity analysis, we plan to discuss the study results and outlier analysis with the regulatory authorities to determine next steps in obtaining regulatory approval. There can be no assurance that the statistical analysis will be favorable or that the FDA will consider the sensitivity analysis. If phase 3 clinical trials for hGH-CTP are not successful or we are unable to achieve regulatory approval for this product, our business will be significantly adversely impacted, which could have a materially adverse effect on our business, financial condition and results of operations.
Our business is substantially dependent on our ability to develop, launch and generate revenue from our diagnostic products.

Our business is dependent on our ability to successfully commercialize the 4Kscore test and other diagnostic products, including the Claros 1. We are committing significant resources to the development and commercialization of these products, and there is no guarantee that we will be able to successfully commercialize these tests. We have limited experience in developing, manufacturing, selling, marketing and distributing diagnostic tests. If we fail to leverage the national marketing, sales and distribution resources of Bio-Reference to enhance sale of, and reimbursement for, the 4Kscore test and other diagnostic products including the Claros 1, our ability to generate substantial revenue from the sale of these products will be adversely impacted. If we are not able to successfully develop, market or sell diagnostic tests we develop for any reason, including the failure to obtain any required regulatory approvals, obtain reimbursement for, or successfully integrate Bio-Reference, we will not generate any meaningful revenue from the sale of such tests. Even if we are able to develop effective diagnostic tests for sale in the marketplace, a number of factors could impact our ability to sell such tests or generate any significant revenue from the sale of such tests, including without limitation:

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
We have made a significant investment in our laboratory operations through the acquisition of Bio-Reference. We compete in the clinical laboratory market primarily on the basis of the quality of testing, reporting and information systems, reputation in the medical community, the pricing of services and ability to employ qualified personnel. Our failure to successfully compete on any of these factors could result in the loss of clients and a reduction in our revenues and profits. To offset efforts by payors to reduce the cost and utilization of clinical laboratory services, we will need to obtain and retain new clients and business partners and grow the laboratory operations. A reduction in tests ordered or specimens submitted by existing clients, without offsetting growth in our client base, could impact our ability to successfully grow our business and could have a material adverse impact on our ability to generate profits and cash flow from the laboratory operations.
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

Currently, most clinical laboratory testing is categorized as “high” or “moderate” complexity, and thereby is subject to extensive and costly regulation under CLIA. The cost of compliance with CLIA makes it impractical for most physicians to operate clinical laboratories in their offices, and other laws limit the ability of physicians to have ownership in a laboratory and to refer tests to such a laboratory. Manufacturers of laboratory equipment and test kits could seek to increase their sales by marketing point-of-care laboratory equipment to physicians and by selling test kits approved for home or physician office use to both physicians and patients. Diagnostic tests approved for home use are automatically deemed to be “waived” tests under CLIA and may be performed in physician office laboratories as well as by patients in their homes with minimal regulatory oversight. Other tests meeting certain FDA criteria also may be classified as “waived” for CLIA purposes. The FDA has regulatory responsibility over instruments, test kits, reagents and other devices used by clinical laboratories and has taken responsibility from the Centers for Disease Control for classifying the complexity of tests for CLIA purposes. Increased approval of “waived” test kits could lead to increased testing by physicians in their offices or by patients at home, which could affect our market for laboratory testing services and negatively impact our revenues. If our competitors develop and market products that are more effective, safer or less expensive than our products and product candidates, our net revenues, profitability and commercial opportunities will be negatively impacted.
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
Numerous companies, including major pharmaceutical companies, specialty pharmaceutical companies and specialized biotechnology companies, are engaged in the development, manufacture and marketing of pharmaceutical products competitive with those that we intend to commercialize ourselves and through our partners. Competitors to our diagnostics business include major diagnostic companies, reference laboratories, molecular diagnostic firms, universities and research institutions. Most of these companies have substantially greater financial and other resources, larger research and development staffs and more extensive marketing and manufacturing organizations than ours. This enables them, among other things, to make greater research and development investments and efficiently utilize their research and development costs, as well as their marketing and promotion costs, over a broader revenue base. This also provides our competitors with a competitive advantage in connection with the highly competitive product acquisition and product in-licensing process, which may include auctions in which the highest bidder wins. Our competitors may also have more experience and expertise in obtaining marketing approvals from the FDA and other regulatory authorities. We cannot predict with accuracy the timing or impact of the introduction of potentially competitive products or their possible effect on our sales. In addition to product development, testing, approval, and promotion, other competitive factors in the pharmaceutical and diagnostics industry include industry consolidation, product quality and price, product technology, reputation, customer service, and access to technical information.
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
If our competitors market products that are more effective, safer, easier to use or less expensive than our current products and product candidates, or that reach the market sooner than our products and product candidates, we may not achieve commercial success. In addition, the biopharmaceutical, diagnostic, medical device, and laboratory industries are characterized by rapid technological change. Because our research approach integrates many technologies, it may be difficult for us to stay abreast of the rapid changes in each technology. If we fail to stay at the forefront of technological change, we may be unable to compete effectively. Technological advances or products developed by our competitors may render our technologies, products or product candidates obsolete or less competitive.

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
We currently have a fifty person specialized sales and marketing team for Rayaldee in the U.S. If we are unable to develop or maintain a strong sales, marketing and distribution capability on our own or through collaborations with marketing partners, we will not be successful in commercializing Rayaldee or our other pharmaceutical products or product candidates in the U.S.
Other than our 50 person specialized sales and marketing team dedicated to Rayaldee, we currently have no pharmaceutical marketing, sales or distribution capabilities in the U.S. Any failure or inability to maintain adequate sales, marketing, and distribution capabilities would adversely impact the commercialization of Rayaldee or our other pharmaceutical products or candidates. If we are not successful in commercializing our existing and future pharmaceutical products and product candidates, either on our own or through collaborations with one or more third parties, our product revenue will suffer and we may incur significant additional losses.
Our approved products or product candidates may have undesirable side effects and cause our products to be taken off the market.

If we or others identify undesirable side effects caused by our products:

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
As a medical device manufacturer, we are required to register with the FDA and are subject to periodic inspection by the FDA for compliance with its Quality System Regulation (“QSR”) requirements, which require manufacturers of medical devices to adhere to certain regulations, including testing, quality control and documentation procedures. Compliance with applicable regulatory requirements is subject to continual review and is monitored rigorously through periodic inspections by the FDA. In addition, most international jurisdictions have adopted regulatory approval and periodic renewal requirements for medical devices, and we must comply with these requirements in order to market our products in these jurisdictions. In the European Community, we are required to maintain certain ISO certifications in order to sell our products and must undergo periodic inspections by notified bodies to obtain and maintain these certifications. Further, some emerging markets rely on the FDA’s Certificate for Foreign Government (“CFG”) in lieu of their own regulatory approval requirements. Our failure, or our manufacturers’ failure to meet QSR, ISO, or any other regulatory requirements or industry standards could delay production of our products and lead to fines, difficulties in obtaining regulatory clearances, recalls or other consequences, which could, in turn, have a material adverse effect on our business, results of operations, and our financial condition.

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
Even after we receive regulatory approval or clearance to market our product candidates, the market may not be receptive to our products.
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

•
changes in the standard of care for the targeted indications for any of our products or product candidates, which could reduce the marketing impact of any claims that we could make following applicable regulatory authority approval.

In addition, our efforts to educate the medical community and health care payors on the benefits of our products and product candidates may require significant resources and may never be successful. If our products do not gain market acceptance, it would have a material adverse effect on our business, results of operations, and financial condition.
If our products are not covered and eligible for reimbursement from government and third party payors, we may not be able to generate significant revenue or achieve or sustain profitability.
The coverage and reimbursement status of newly approved or cleared drugs, diagnostic and laboratory tests is uncertain, and failure of our pharmaceutical products, diagnostic tests or laboratory to be adequately covered by insurance and eligible for adequate reimbursement could limit our ability to market any future product candidates we may develop and decrease our ability to generate revenue from any of our existing and future product candidates that may be approved or cleared. The commercial success of our existing and future products in both domestic and international markets will depend in part on the availability of coverage and adequate reimbursement from third-party payors, including government payors, such as the Medicare and Medicaid programs, managed care organizations, and other third-party payors. The government and other third-party payors are increasingly attempting to contain health care costs by limiting both insurance coverage and the level of reimbursement for new drugs and diagnostic tests and, as a result, they may not cover or provide adequate payment for our product candidates. These payors may conclude that our products are less safe, less effective, or less cost-effective than existing or later-introduced products. These payors may also conclude that the overall cost of the procedure using one of our devices exceeds the overall cost of the competing procedure using another type of device, and third-party payors may not approve our products for insurance coverage and adequate reimbursement.
The failure to obtain coverage and adequate or any reimbursement for our products, or health care cost containment initiatives that limit or restrict reimbursement for our products, may reduce any future product revenue. Even though a drug

(not administered by a physician) may be approved by the FDA, this does not mean that a Prescription Drug Plan (“PDP”), a private insurer operating under Medicare Part D, will list that drug on its formulary or will set a reimbursement level. PDPs are not required to make every FDA-approved drug available on their formularies. If our drug products are not listed on sufficient number of PDP formularies or if the PDPs’ levels of reimbursement are inadequate, our business, results of operations, and financial condition could be materially adversely affected.
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
If we fail to attract and retain key management and scientific personnel, we may be unable to successfully operate our business and develop or commercialize our products and product candidates.
We will need to expand and effectively manage our managerial, operational, sales, financial, development, and other resources in order to successfully operate our business and pursue our research, development, and commercialization efforts for our products and product candidates. Our success depends on our continued ability to attract, retain, and motivate highly qualified management and pre-clinical and clinical personnel. The loss of the services or support of any of our senior management, particularly Dr. Phillip Frost, our Chairman of the Board and CEO, could delay or prevent the development and commercialization of our products and product candidates.
If the FDA or other applicable regulatory authorities approve generic products that compete with any of our products or product candidates, the sale of our products or product candidates may be adversely affected.
Once an NDA is approved, the product covered thereby becomes a “listed drug” which, in turn can be relied upon by potential competitors in support of an approval of an abbreviated new drug application, or ANDA, or 505(b)(2) application. U.S. laws and other applicable policies provide incentives to manufacturers to create modified, non-infringing versions of a drug to facilitate the approval of an ANDA or other application for a generic substitute. These manufacturers might only be required to conduct a relatively inexpensive study to show that their product has the same active ingredient(s), dosage form, strength, route of administration, and conditions of use, or labeling, as our product or product candidate and that the generic product is bioequivalent to ours, meaning it is absorbed in the body at the same rate and to the same extent as our product or product candidate. These generic equivalents, which must meet the same quality standards as branded pharmaceuticals, would be significantly less costly than ours to bring to market and companies that produce generic equivalents are generally able to offer their products at lower prices. Thus, after the introduction of a generic competitor, a significant percentage of sales of any branded product is typically lost to the generic product. Accordingly, competition from generic equivalents to our products or product candidates would materially adversely impact our revenues, profitability and cash flows and substantially limit our ability to obtain a return on the investments that we have made in our products and product candidates.
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
Most of our competitors also have substantially greater financial and other resources than us. As a result, our competitors may have a competitive advantage in entering into partnering arrangements with such third parties, as such partnering arrangements are often decided in an auction process in which the highest bidder wins. In addition, even if we find promising products and product candidates, and generate interest in a partnering or strategic arrangement to acquire such products or product candidates, we may not be able to acquire rights to additional product candidates or approved products on terms that we find acceptable, or at all.
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
We rely on third parties to manufacture and supply our pharmaceutical and diagnostic products and product candidates.
If our manufacturing partners are unable to produce our products in the amounts that we require, we may not be able to establish a contract and obtain a sufficient alternative supply from another supplier on a timely basis and in the quantities we require. We expect to continue to depend on third-party contract manufacturers for the foreseeable future.
Our products and product candidates require precise, high quality manufacturing. Any of our contract manufacturers will be subject to ongoing periodic unannounced inspection by the FDA and other non-U.S. regulatory authorities to ensure strict compliance with QSR regulations for devices or cGMPs for drugs, and other applicable government regulations and corresponding standards relating to matters such as testing, quality control, and documentation procedures. If our contract manufacturers fail to achieve and maintain high manufacturing standards in compliance with QSR or cGMPs, we may experience manufacturing errors resulting in patient injury or death, product recalls or withdrawals, delays or interruptions of production or failures in product testing or delivery, delay or prevention of filing or approval of marketing applications for our products, cost overruns, or other problems that could seriously harm our business.
Any performance failure on the part of our contract manufacturers could delay clinical development or regulatory approval or clearance of our product candidates or commercialization of our products and product candidates, depriving us of potential product revenue and resulting in additional losses. In addition, our dependence on a third party for manufacturing may adversely affect our future profit margins. Our ability to replace an existing manufacturer may be difficult because the number of potential manufacturers is limited and the FDA must approve any replacement manufacturer before it can begin manufacturing our products or product candidates. Such approval would result in additional non-clinical testing and compliance inspections. It may be difficult or impossible for us to identify and engage a replacement manufacturer on acceptable terms in a timely manner, or at all.

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
We implemented a new billing system for our laboratory business in the third quarter of 2016. The adoption of the new billing system, which replaced the old billing system, poses several challenges relating to, among other things, training of personnel, communication of new rules and procedures, changes in corporate culture, migration of data, and the potential instability of the new system.
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
The increased consolidation among healthcare plans also has increased the potential adverse impact of ceasing to be a contracted provider with any such insurer. The 2010 Health Care Reform Legislation includes provisions, such as the creation of healthcare exchanges, which may encourage healthcare insurance plans to increase exclusive contracting.
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
Our success depends, in part, on our ability to protect proprietary methods and technologies that we develop or license under the patent and other intellectual property laws of the U.S. and other countries, so that we can prevent others from unlawfully using our inventions and proprietary information. However, we may not hold proprietary rights to some patents required for us to commercialize our products and product candidates. Because certain U.S. patent applications are confidential, third parties may have filed patent applications for technology covered by our pending patent applications without our being aware of those applications, and our patent applications may not have priority over those applications. For this and other reasons, we or our third-party collaborators may be unable to secure desired patent rights, thereby losing desired exclusivity. If licenses are not available to us on acceptable terms, we may not be able to market the affected products or conduct the desired activities, unless we challenge the validity, enforceability, or infringement of the third-party patent or otherwise circumvent the third-party patent.
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
We cannot assure you that any patents that have issued, that may issue, or that may be licensed to us will be enforceable or valid, or will not expire prior to the commercialization of our products and product candidates, thus allowing others to more effectively compete with us. Therefore, any patents that we own or license may not adequately protect our products and product candidates or our future products, which could have a material adverse effect on our business, results of operations, and financial condition.
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
We have obtained licenses from, among others, INEOS Healthcare, UT Southwestern, the President and Fellows of Harvard College, The Scripps Research Institute, Arctic Partners, TESARO, and Academia Sinica, among others, that are necessary or useful for our business. In addition, we intend to enter into additional licenses of third-party intellectual property in the future. We cannot guarantee that no third parties will step forward and assert inventorship or ownership in our in-licensed patents. In some cases, we may rely on the assurances of our licensors that all ownership rights have been secured and that all necessary agreements are intact or forthcoming.
Our success will depend in part on our ability or the ability of our licensors to obtain, maintain, and enforce patent protection for our licensed intellectual property and, in particular, those patents to which we have secured exclusive rights in our field. We or our licensors may not successfully prosecute the patent applications which are licensed to us. Even if patents issue in respect of these patent applications, we or our licensors may fail to maintain these patents or may determine not to pursue litigation against other companies that are infringing these patents. Without protection for the intellectual property we have licensed, other companies might be able to offer substantially identical products for sale, which could adversely affect our competitive business position and harm our business, results of operations and financial condition.
Our commercial success depends significantly on our ability to operate without infringing the patents and other proprietary rights of third parties.
Other entities may have or obtain patents or proprietary rights that could limit our ability to develop, manufacture, use, sell, offer for sale or import products, or impair our competitive position. In addition, other entities may have or obtain patents or proprietary rights that cover our current research and preclinical studies. The U.S. case law pertaining to statutory exemptions to patent infringement for those who are using third party patented technology in the process of pursuing FDA regulatory approval changes over time. Lawsuits involving such exemptions are very fact intensive and it is currently unclear under U.S. case law whether preclinical studies would always qualify for such an exemption, and whether such exemptions would apply to research tools. To the extent that our current research and preclinical studies may be covered by the patent rights of others, the risk of suit may continue after such patents expire because the statute of limitations for patent infringement runs for six years. To the extent that a third party develops and patents technology that covers our products, we may be required to obtain licenses to that technology, which licenses may not be available or may not be available on commercially reasonable terms, if at all. If licenses are not available to us on acceptable terms, we will not be able to market the affected products or conduct the desired activities, unless we challenge the validity, enforceability or infringement of the third-party patent, or circumvent the third-party patent, which would be costly and would require significant time and attention of our management. Third parties may have or obtain by license or assignment valid and enforceable patents or proprietary rights that could block us from developing products using our technology. Our failure to obtain a license to any technology that we require may materially harm our business, financial condition, and results of operations.
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
Our success depends on the market’s confidence that we can provide reliable, high-quality pharmaceuticals, medical devices, and diagnostics tests. Our reputation and the public image of our products or technologies may be impaired if our products fail to perform as expected or our products are perceived as difficult to use. Our products are complex and may develop or contain undetected defects or errors. Furthermore, if product or future product candidate harms people, or is alleged to be harmful, we may be subject to costly and damaging product liability claims brought against us by clinical trial participants, consumers, health care providers, corporate partners or others. We have product liability insurance covering commercial sales of current products and our ongoing clinical trials. Any defects or errors could lead to the filing of product liability claims, which could be costly and time-consuming to defend and result in substantial damages. If we experience a sustained material defect or error, this could result in loss or delay of revenues, delayed market acceptance, damaged reputation, diversion of development resources, legal claims, increased insurance costs or increased service and warranty costs, any of which could materially harm our business. We cannot assure you that our product liability insurance would protect our assets from the financial impact of defending a product liability claim. A product liability claim could have a serious adverse effect on our business, financial condition and results of operations.
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
Significant developments stemming from the recent U.S. federal elections could have a material adverse effect on us.
Under the new Presidential administration and U.S. Congress, we expect that there will be many changes to existing U.S. laws, regulations, and standards, as well as to existing international agreements. These changes in U.S. social, political, regulatory and economic conditions may lead to conditions, both domestically and abroad where we conduct international operations, that will have an adverse effect on our business. Because of this uncertainty regarding existing law, we cannot quantify or predict with any certainty the likely impact of such change on our business model, prospects, financial condition or results of operations. We cannot assure you as to the ultimate content, timing, or effect of changes, nor is it possible at this time to estimate the impact of any such potential legislation.
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
The research, testing, manufacturing, labeling, approval, selling, marketing, and distribution of drug products, diagnostic products, or medical devices are subject to extensive regulation by the FDA and other non-U.S. regulatory authorities, which regulations differ from country to country. In general, we are not permitted to market our product candidates in the U.S. until we receive approval of a Biologics License Application (BLA), an approval of a NDA, a clearance letter under the premarket notification process, or 510(k) process, or an approval of a PMA from the FDA. To date, we have only submitted one NDA which was approved in June 2016. We have not received marketing approval or clearance for any of our diagnostic product candidates, other than a CE Mark for our point-of-care PSA test and a CE Mark for our 4Kscore test. Obtaining approval of a NDA or PMA can be a lengthy, expensive, and uncertain process. With respect to medical devices, while the FDA reviews and clears a premarket notification in as little as three months, there is no guarantee that our products will qualify for this more expeditious regulatory process, which is reserved for Class I and II devices, nor is there any assurance that even if a device is reviewed under the 510(k) process that the FDA will review it expeditiously or determine that the device is substantially equivalent to a lawfully marketed non-PMA device. If the FDA fails to make this finding, then we cannot market the device. In lieu of acting on a premarket notification, the FDA may seek additional information or additional data which would further delay our ability to market the product. Furthermore, we are not permitted to make changes to a device approved through the PMA or 510(k) which affects the safety or efficacy of the device without first submitting a supplement application to the PMA and obtaining FDA approval or cleared premarket notification for that supplement. In some cases, the FDA may require clinical trials to support a supplement application. In addition, failure to comply with FDA, non-U.S. regulatory authorities, or other applicable U.S. and non-U.S. regulatory requirements may, either before or after product approval or clearance, if any, subject our company to administrative or judicially imposed sanctions, including, but not limited to the following:

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
Such LDT testing is currently under the purview of CMS and state agencies that provide oversight of the safe and effective use of LDTs. However, the FDA has consistently asserted that it has the regulatory authority to regulate LDTs despite historically exercising enforcement discretion. In furtherance of that position, the FDA issued two draft guidance documents in October 2014: Framework for Regulatory Oversight of Laboratory Developed Tests (the “Framework Guidance”); and (2) FDA Notification and Medical Device Reporting for Laboratory Developed Tests (the “Notification Guidance”). The Framework

Guidance outlines the FDA’s plan to adopt over time a risk-based approach to regulating LDTs whereby different classifications of LDTs would be subject to different levels of FDA oversight and enforcement, including, for example, prohibitions on adulteration and misbranding, establishment registration and device listing, premarket notification, banned devices, records and reports, good manufacturing practices, adverse event reporting, premarket review of safety, effectiveness, and clinical validity, and quality system requirements. The Notification Guidance is intended to explain how clinical laboratories should notify the FDA of the LDTs they develop and how to satisfy Medical Device Reporting requirements. On January 13, 2017, the FDA published a synthesis of feedback on the Framework Guidance and Notification Guidance titled, Discussion Paper on Laboratory Developed Tests (the “Discussion Paper”). The Discussion Paper provided notice that the FDA would not issue a final guidance on the oversight of LDTs to allow for further public discussion on appropriate oversight approach, and to give congressional authorizing committees the opportunity to develop a legislative solution. The outcome and ultimate impact of such proposals on the business is difficult to predict at this time. However, the FDA’s authority to regulate LDTs continues to be challenged, and the timeline and process for finalizing the draft guidance documents is unknown. We will continue to monitor changes to all domestic and international LDT regulatory policy so as to ensure compliance with the current regulatory scheme.
The terms of approvals and ongoing regulation of our products may limit how we manufacture and market our products and product candidates, which could materially impair our ability to generate anticipated revenues.
We, our approved or cleared products, and the manufacturers of our products are subject to continual review. Our approved or cleared products may only be promoted for its indicated uses. Marketing, labeling, packaging, adverse event reporting, storage, advertising, and promotion for our approved products will be subject to extensive regulatory requirements. We train our marketing and sales force against promoting our products for uses outside of the cleared or approved indications for use, known as “off-label uses.” If the FDA determines that our promotional materials or training constitute promotion of unsupported claims or an off-label use, it could request that we modify our training or promotional materials or subject us to regulatory or enforcement actions, including the issuance of an untitled letter, a warning letter, injunction, seizure, civil fine or criminal penalties. It is also possible that other federal, state or foreign enforcement authorities might take action if they consider our business activities to constitute promotion of an off-label use, which could result in significant penalties, including, but not limited to, criminal, civil and/or administrative penalties, damages, fines, disgorgement, exclusion from participation in government healthcare programs, and the curtailment of our operations.
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
Further, regulatory agencies must approve manufacturing facilities before they can be used to manufacture our products, and these facilities are subject to ongoing regulatory inspection. If we fail to comply with the regulatory requirements of the FDA and other non-U.S. regulatory authorities, or if previously unknown problems with our products, manufacturers, or manufacturing processes are discovered, we could be subject to administrative or judicially imposed sanctions. Furthermore, any limitation on indicated uses for a product or product candidate or our ability to manufacture and promote a product or product candidate could significantly and adversely affect our business, results of operations, and financial condition.
In addition, the FDA and other non-U.S. regulatory authorities may change their policies and additional regulations may be enacted that could prevent or delay marketing approval or clearance of our product candidates. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the U.S. or abroad. If we are not able to maintain regulatory compliance, we would likely not be permitted to market our products or product candidates and we may not achieve or sustain profitability, which would materially impair our ability to generate anticipated revenues.
If we fail to comply with complex and rapidly evolving laws and regulations, we could suffer penalties, be required to pay substantial damages or make significant changes to our operations.
We are subject to numerous federal and state regulations, including, but not limited to:

•	federal and state laws applicable to billing and claims payment;

•	federal and state laboratory anti-mark-up laws;

•	federal and state anti-kickback laws;

•	physician self-referral law;

•	federal and state false claims laws;

•	federal self-referral and financial inducement prohibition laws, commonly known as the Stark Law, and the state equivalents;

•	federal and state laws governing laboratory licensing and testing, including CLIA;

•	federal and state laws governing the development, use and distribution of LDTs;

•	HIPAA, along with the revisions to HIPAA as a result of the HITECH Act, and analogous state laws;

•	federal, state and foreign regulation of privacy, security, electronic transactions and identity theft;

•	federal, state and local laws governing the handling, transportation and disposal of medical and hazardous waste;

•	Occupational Safety and Health Administration rules and regulations;

•	changes to laws, regulations and rules as a result of the Health Care Reform Law; and

•	changes to other federal, state and local laws, regulations and rules, including tax laws.
If we fail to comply with existing or future applicable laws and regulations, we could suffer civil or criminal penalties, including the loss of our licenses to operate our laboratories and our ability to participate in federal and state healthcare programs. Different interpretations and enforcement policies of existing statutes and regulations applicable to our business could subject our current practices to allegations of impropriety or illegality, or could require us to make significant changes to our operations. In addition, we cannot predict the impact of future legislation and regulatory changes on our business or assure that we will be able to obtain or maintain the regulatory approvals required to operate our business.
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
Pursuant to HIPAA, and certain similar state laws, we must comply with comprehensive privacy and security standards with respect to the use and disclosure of protected health information. If the Company does not comply with existing or new laws and regulations related to protecting privacy and security of personal or health information, it could be subject to monetary fines, civil penalties, or criminal sanctions. Under the HITECH amendments to HIPAA, HIPAA was expanded to require certain data breach notification, to extend certain HIPAA privacy and security standards directly to business associates, to heighten penalties for noncompliance, and enhance enforcement efforts.
In March 2014, CareEvolve, Bio-Reference’s wholly-owned connectivity subsidiary, became aware that there had been a HIPAA breach with regard to one of its servers managed at an internet service provider site called XAND, where the server was inadvertently configured so that it was accessible to the Internet for a brief period. Upon becoming aware of the matter, CareEvolve immediately took the server offline and removed all indexed files that could be located on the internet. In the meantime, an Internet data collection “robot” operated by Google, Inc. had briefly acquired data from a server and made it available to Internet searches. To the best of our knowledge, there were no known disclosures of this Patient Health Information (“PHI”) to unauthorized parties. Bio-Reference self-reported this incident to the appropriate government agency, the Office of Civil Rights (“OCR”) and is awaiting further discussions, investigation and action by OCR. Since March 2014, Bio-Reference has taken meaningful steps to further improve its HIPAA and cybersecurity platform, including hiring a dedicated Chief Information Security Officer, engaging independent and specialized IT consultants to conduct HIPAA and cybersecurity assessments, reviewing data security and internal safeguards, and continuously implementing enhanced security measures to minimize the risk of similar occurrences in the future.
In February 2016, Bio-Reference discovered that some of its phlebotomists had taken pictures of lab test requests with their personal smartphones at several nursing homes in Florida in order to transmit test information to the Bio-Reference laboratory. The records photographed did not contain any passwords, security codes or financial information and BRLI has no evidence that any PHI was improperly used or accessed. After becoming aware of this situation, Bio-Reference immediately undertook an internal investigation, reviewed and modified its data security and internal safeguards, and notified the breach to potentially affected individuals and OCR. Bio-Reference is awaiting further discussions, investigation and action by OCR.
We have and will continue to receive certain personal and financial information about our clients and their patients. In addition, we depend upon the secure transmission of confidential information over public networks. While we take all reasonable and prudent steps to protect this protected information, a compromise in our security systems that results in client or patient personal information being obtained by unauthorized persons or our failure to comply with security requirements for financial transactions could adversely affect our reputation with our clients and result in litigation against us or the imposition of penalties, all of which may adversely impact our results of operations, financial condition and liquidity.
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
Compliance with the ICD-10-CM Code Set was required to be in place by October 1, 2015. The Company will continue its assessment of information systems, applications and processes for compliance with these requirements. Clinical laboratories are typically required to submit health care claims with diagnosis codes to third party payors. The diagnosis codes must be obtained from the ordering physician. Our failure or the failure of third party payors or physicians to comply with these requirements could have an adverse impact on reimbursement, days sales and cash collections.
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
Our failure to comply with applicable laws and regulations could result in our inability to receive payment for our services or result in attempts by third-party payors, such as Medicare and Medicaid, to recover payments from us that have already been made. Submission of claims in violation of certain statutory or regulatory requirements can result in penalties, including substantial civil money penalties for each item or service billed to Medicare in violation of the legal requirement, and exclusion from participation in Medicare and Medicaid. Government authorities may also assert that violations of laws and regulations related to submission or causing the submission of claims violate the federal False Claims Act (“FCA”) or other laws related to fraud and abuse, including submission of claims for services that were not medically necessary. Violations of the FCA could result in enormous economic liability. The FCA provides that all damages are trebled, and each false claim submitted is subject to a penalty of up to $21,563. For example, we could be subject to FCA liability if it was determined that the services we provided were not medically necessary and not reimbursable, particularly if it were asserted that we contributed to the physician’s referrals of unnecessary services to us. It is also possible that the government could attempt to hold us liable under fraud and abuse laws for improper claims submitted by an entity for services that we performed if we were found to have knowingly participated in the arrangement that resulted in submission of the improper claims.
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
The U.S. Congress has considered, at least yearly in conjunction with budgetary legislation, changes to one or both of the Medicare fee schedules under which we receive reimbursement, which include the physician fee schedule for anatomical pathology services, and the clinical laboratory fee schedule for our clinical laboratory services. For example, currently there is no copayment or coinsurance required for clinical laboratory services, although there is for our physician services. However, Congress has periodically considered imposing a 20 percent coinsurance on laboratory services. If enacted, this would require us to attempt to collect this amount from patients, although in many cases the costs of collection would exceed the amount actually received. In April 2015, changes to the physician fee schedule were enacted under the Medicare Access and CHIP Reauthorization Act of 2015 (“MACRA”).
Our reimbursement for our pathology services is paid primarily under the physician fee schedule of Medicare and Medicaid. Historically, the physician fee schedule was governed by a complex formula, referred to as the Sustainable Growth Rate, or SGR. However, in April 2015, MACRA was passed, which permanently replaces the SGR formula with a value-based payment system. The passage of MACRA also repealed the 21.1% reduction of the physician fee schedule that was scheduled for April 1, 2015. Under MACRA, the physician fee schedule conversion factor increases of 0.5% from July 1, 2015 to December 31, 2015, and 0.5% in each of years 2016-2019, followed by 0.0% updates for 2020-2025. Subsequent years will vary based on participation in alternative payment models. Beginning in 2019, rates will also be adjusted under the new Merit-based Incentive Payment System.
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
Third party payers are increasingly challenging established prices, and new products that are more expensive than existing treatments may have difficulty finding ready acceptance unless there is a clear therapeutic benefit. On April 1, 2014, the Protecting Access to Medicare Act of 2014 (“PAMA”) was enacted into law. Under PAMA, Medicare payment for clinical diagnostic laboratory tests will be established by calculating a weighted mean of private payer rates, with new rates to be effective January 1, 2018. Further, applicable laboratories will be required to report payment rates for covered tests starting in 2016 (to establish the payment rates that will be effective January 1, 2018). Failure to report such data may result in a civil money penalty in an amount of up to $10,000 per day. It is anticipated that the market-based payment system will result in lower reimbursement rates for clinical diagnostic laboratory tests. Even though the permitted annual decrease will be capped through 2023, the cap does not apply to new tests or new advanced diagnostic tests. We cannot assure you that any of our products will be considered cost effective, or that reimbursement will be available or sufficient to allow us to sell them competitively and profitably.
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
In the U.S., there have been a number of legislative and regulatory initiatives, at both the federal and state government levels, to change the healthcare system in ways that, if approved, could affect our ability to sell our products and provide our laboratory services profitably. As such, we cannot assure you that reimbursement payments under governmental and private third party payor programs will remain at levels comparable to present levels or will be sufficient to cover the costs allocable to patients eligible for reimbursement under these programs. Any changes that lower reimbursement rates under Medicare, Medicaid or private payor programs could negatively affect our business.
Most significantly, on March 23, 2010, President Obama signed into law both the Affordable Care Act and the reconciliation law known as Health Care and Education Affordability Reconciliation Act (the “Reconciliation Act”) and, combined we refer to both Acts as the “2010 Health Care Reform Legislation.” The constitutionality of the 2010 Health Care Reform Legislation was confirmed on June 28, 2012 by the Supreme Court of the United States. Extending coverage to a large population could substantially change the structure of the health insurance system and the methodology for reimbursing medical services, drugs and devices. These structural changes could entail modifications to the existing system of third-party payors and government programs, such as Medicare and Medicaid, the creation of a government-sponsored healthcare insurance source, or some combination of both, as well as other changes. Additionally, restructuring the coverage of medical care in the U.S. could impact the reimbursement for diagnostic tests. If reimbursement for our diagnostic tests is substantially less than we or our clinical laboratory customers expect, or rebate obligations associated with them are substantially increased, our business could be materially and adversely impacted.
Beyond coverage and reimbursement changes, the 2010 Health Care Reform Legislation subjects manufacturers of medical devices to an excise tax of 2.3% on certain U.S. sales of medical devices in January 2013. However, a two-year moratorium on the tax was issued on December 18, 2015. As such, the excise tax does not apply to sales in 2016 or 2017. The return of the tax in 2018 will likely increase our expense in the future.
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
To enhance compliance with applicable health care laws, and mitigate potential liability in the event of noncompliance, regulatory authorities, such as the United States Health and Human Services Department Office of Inspector General (“OIG”), have recommended the adoption and implementation of a comprehensive health care compliance program that generally contains the elements of an effective compliance and ethics program described in Section 8B2.1 of the United States Sentencing Commission Guidelines Manual, and for many years the OIG has made available a model compliance program targeted to the clinical laboratory industry. In addition, certain states, such as New York, requires that health care providers, such as clinical laboratories, that engage in substantial business under the state Medicaid program have a compliance program that generally adheres to the standards set forth in the Model Compliance Program. Also, under the 2010 Health Care Reform Legislation, the U.S. Department of Health and Human Services, or HHS, requires suppliers, such as the Company, to adopt, as a condition of Medicare participation, compliance programs that meet a core set of requirements. While we have adopted U.S. healthcare compliance and ethics programs that generally incorporate the OIG’s recommendations and train our employees in such compliance, having such a program can be no assurance that we will avoid any compliance issues.
Prior to the 2016 U.S. elections (including the new Presidential administration), regulations under the 2010 Health Care Reform Legislation were expected to continue being drafted, released and finalized throughout the next several years. Under the current U.S. Presidential administration and U.S. Congress, it is possible and expected that legislation will be introduced to repeal the 2010 Health Care Reform Legislation in whole or in part. Because of the continued uncertainty about the implementation of the 2010 Health Care Reform Legislation, including the potential for further legal challenges or repeal of that legislation, we cannot quantify or predict with any certainty the likely impact of the 2010 Health Care Reform Legislation or its repeal on our business model, prospects, financial condition or results of operations. We also anticipate that Congress, state legislatures, and third-party payors may continue to review and assess alternative healthcare delivery and payment systems and may in the future propose and adopt legislation or policy changes or implementations effecting additional fundamental changes in the healthcare delivery system. We cannot assure you as to the ultimate content, timing, or effect of changes, nor is it possible at this time to estimate the impact of any such potential legislation.
RISKS RELATED TO INTERNATIONAL OPERATIONS
Failure to obtain regulatory approval outside the U.S. will prevent us from marketing our products and product candidates abroad.
We intend to market certain of our products and product candidates in non-U.S. markets. In order to market our products and product candidates in the European Union and many other non-U.S. jurisdictions, we must obtain separate regulatory approvals. We have had limited interactions with non-U.S. regulatory authorities, the approval procedures vary among countries and can involve additional testing, and the time required to obtain approval may differ from that required to obtain FDA approval or clearance. Approval or clearance by the FDA does not ensure approval by regulatory authorities in other countries, and approval by one or more non-U.S. regulatory authority does not ensure approval by other regulatory authorities in other countries or by the FDA. The non-U.S. regulatory approval process may include all of the risks associated with obtaining FDA approval or clearance. We may not obtain non-U.S. regulatory approvals on a timely basis, if at all. We may not be able to file for non-U.S. regulatory approvals and may not receive necessary approvals to commercialize our products and product candidates in any market, which would have a material adverse effect on our business, results of operations and financial condition.
Non-U.S. governments often impose strict price controls, which may adversely affect our future profitability.
We intend to seek approval to market certain of our products and product candidates in both the U.S. and in non‑U.S. jurisdictions. If we obtain approval in one or more non-U.S. jurisdictions, we will be subject to rules and regulations in those jurisdictions relating to our product. In some countries, particularly countries of the European Union, each of which has developed its own rules and regulations, pricing is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take considerable time after the receipt of marketing approval for a drug or medical device candidate. To obtain reimbursement or pricing approval in some countries, we may be required to conduct a clinical trial that compares the cost-effectiveness of our product and product candidates to other available products. If reimbursement of our products and product candidates is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, we may be unable to generate revenues and achieve or sustain profitability, which would have a material adverse effect on our business, results of operations and financial condition.
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
Our operations, both within and outside the U.S., are subject to risks inherent in conducting business globally and under the laws, regulations and customs of various jurisdictions and geographies. These risks differ in some respects from those associated with our U.S. business and our exposure to such risks may increase if our international business continues to grow. These risks include fluctuations in currency exchange rates, changes in exchange controls, loss of business in government tenders that are held annually in many cases, nationalization, increasingly complex labor environments, expropriation and other governmental actions, changes in taxation, including legislative changes in U.S. and international taxation of income earned outside of the U.S., importation limitations, export control restrictions, violations of U.S. or local laws, including the FCPA, dependence on a few government entities as customers, pricing restrictions, economic destabilization, political and economic instability, disruption or destruction in a significant geographic region - due to the location of manufacturing facilities, distribution facilities or customers - regardless of cause, including war, terrorism, riot, civil insurrection or social unrest, or natural or man-made disasters, including famine, flood, fire, earthquake, storm or disease.
Our international business is subject to both U.S. and foreign laws and regulations, including, without limitation, regulations relating to import-export controls, technology transfer restrictions, repatriation of earnings, data privacy and protection, investment, exchange rates and controls, the FCPA and other anti-corruption laws, the anti-boycott provisions of the U.S. Export Administration Act, labor and employment, works councils and other labor groups, taxes, environment, security restrictions, intellectual property, changes in taxation, including legislative changes in U.S. and international taxation of income earned outside of the U.S., handling of regulated substances, and other commercial activities. Failure by us, our employees, affiliates, partners or others with whom we work to comply with these laws and regulations could result in administrative, civil or criminal liabilities. New regulations and requirements, or changes to existing ones in the various countries in which we operate can significantly increase our costs and risks of doing business internationally. Failure to comply with the laws and regulations that affect our global operations, could have an adverse effect on our business, financial condition or results of operations.
Changes in regulations, political leadership and environment, or security risks may dramatically affect our ability to conduct or continue to conduct business in international markets. Our international business may also be impacted by changes in foreign national policies and priorities, which may be influenced by changes in the threat environment, geopolitical uncertainties, government budgets, and economic and political factors more generally, any of which could impact funding for programs or delay purchasing decisions or customer payments. We also could be affected by the legal, regulatory and economic impacts of Britain’s exit from the European Union, the impact of which is not known at this time. The occurrence and impact of these factors is difficult to predict, but one or more of them could have a material adverse effect on our financial position, results of operations and/or cash flows.
RISKS RELATED TO ACQUISITIONS AND INVESTMENTS
Acquisitions, investments and strategic alliances that we have made or may make in the future may use significant resources, result in disruptions to our business or distractions of our management, may not proceed as planned, and could expose us to unforeseen liabilities. We intend to continue to expand our business through the acquisition of, investments in and strategic alliances with companies, technologies, products and services. Acquisitions, investments and strategic alliances involve a number of special problems and risks, including, but not limited to:

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
We may fail to realize the anticipated benefits of the mergers with Bio-Reference, Transition Therapeutics, and other acquisitions.
The success of the mergers will depend on, among other things, our ability to combine our business with that of Bio-Reference and Transition in a manner that facilitates growth opportunities and realizes synergies and cost savings. We believe that the mergers will provide an opportunity for revenue growth. However, we must successfully combine our business with that of Bio-Reference and Transition in a manner that permits these benefits to be realized. In addition, we must achieve the anticipated growth and cost savings without adversely affecting current revenues and investments in future growth. If we are not able to successfully achieve these objectives, the anticipated benefits of the mergers may not be realized fully, or at all, or may take longer to realize than expected.
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
We have a large amount of goodwill and other intangible assets and we are required to perform an annual, or in certain situations a more frequent, assessment for possible impairment for accounting purposes. At December 31, 2016, we have goodwill and other intangible assets of $2.1 billion, or approximately 76% of our total assets. If we do not achieve our planned operating results, we may be required to incur a non-cash impairment charge. Any impairment charges in the future will adversely affect our results of operations. A significant write down of goodwill and/or other intangible assets would have a material adverse effect on our reported results of operations and net worth.
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
As of February 27, 2017, our directors, executive officers, principal stockholders, and affiliated entities beneficially owned, in the aggregate 40.19% of our outstanding voting securities. Frost Gamma Investments Trust (“Gamma Trust”), of which Phillip Frost, M.D., the Company’s Chairman and CEO, is the sole trustee, is deemed to beneficially own in the aggregate approximately 32.36% of our Common Stock as of February 27, 2017. As a result, Dr. Frost acting with other members of management, would have the ability to significantly impact the election of our Board of Directors, the adoption or amendment of provisions in the Company’s Certificate of Incorporation, the approval of mergers and other significant corporate transactions, and the outcome of issues requiring approval by our stockholders. This concentration of ownership may al so have the effect of delaying or preventing a change in control of our company that may be favored by other stockholders. This could prevent transactions in which stockholders might otherwise recover a premium for their shares over current market prices.
A significant short position in our stock could have a substantial impact on the trading price of our stock.
Historically, there has been a significant “short” position in our common stock. As of February 15, 2017, investors held a short position of approximately 74,955,031 million shares of our common stock which represented approximately 13.4% of our outstanding common stock. The anticipated downward pressure on our stock price due to actual or anticipated sales of our stock by some institutions or individuals who engage in short sales of our common stock could cause our stock price to decline. Such stock price decrease could encourage further short-sales that could place additional downward pressure on our stock price. This could lead to further increases in the already large short position in our common stock and cause volatility in our stock price.
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
We have identified and remediated control deficiencies in the past, and we cannot assure you that we will at all times in the future be able to report that our internal controls are effective. In addition, material weaknesses in the design and operation of the internal control over financial reporting of companies that we acquire could have a material adverse effect on our business and operating results. Our acquisition of Bio-Reference and Transition Therapeutics and possible future acquisitions may increase this risk by expanding the scope and nature of operations over which we must develop and maintain internal control over financial reporting. If we cannot provide reliable financial reports or prevent fraud, our results of operation could be harmed. Our failure to maintain the effective internal control over financial reporting could cause the cost related to remediation to increase and could cause our stock price to decline. In addition, we may not be able to accurately report our financial results, may be subject to regulatory sanction, and investors may lose confidence in our financial statements.
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
The table below summarizes certain information as to our significant physical properties as of December 31, 2016:

Location	Segment and Purpose	Type of Occupancy
Miami, FL	Diagnostics & Pharmaceutical: Corporate Headquarters	Leased

Elmwood Park, NJ	Diagnostics: Main Laboratory	Leased
Gaithersburg, MD	Diagnostics: Genetics Laboratory	Leased
Kiryat Gat, Israel	Pharmaceutical: Research and Development, CTP	Leased
Woburn, MA	Diagnostics	Leased
Nesher, Israel	Pharmaceuticals: API Manufacturing	Leased
Guadalajara, Mexico	Pharmaceuticals: Pharmaceutical Manufacturing	Owned
Banyoles, Spain	Pharmaceuticals: Pharmaceutical Manufacturing	Owned
Palol de Revardit, Spain	Warehouse	Leased
Barcelona, Spain	Pharmaceuticals: Research and Development	Leased
Waterford, Ireland	Pharmaceuticals: Pharmaceutical Manufacturing	Leased
Santiago, Chile	Pharmaceuticals: Office; Warehouse	Leased
ITEM 3.     LEGAL PROCEEDINGS.

None.

ITEM 4.     MINE SAFETY DISCLOSURES.
Not applicable.

PART II
ITEM 5.     MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS
AND ISSUER PURCHASES OF EQUITY SECURITIES.
Our Common Stock is traded publicly on the NASDAQ Stock Market (“NASDAQ”) and the Tel Aviv Stock Exchange under the symbol “OPK”. On June 24, 2016, we moved our stock exchange listing to NASDAQ from the New York Stock Exchange (“NYSE”).
The following table sets forth for the periods indicated the high and low sales prices per share of our Common Stock during each of the quarters set forth below as reported on the NASDAQ or NYSE, as applicable:

	High	Low
2016
First Quarter	11.85	7.12
Second Quarter	11.39	8.71
Third Quarter	11.31	8.91
Fourth Quarter	12.15	8.92
2015
First Quarter	$15.23	$9.81
Second Quarter	19.20	13.71
Third Quarter	17.51	8.23
Fourth Quarter	11.49	8.20
As of February 20, 2017, there were approximately 595 holders of record of our Common Stock.
We have not declared or paid any cash dividends on our Common Stock. No cash dividends have been previously paid on our Common Stock and none are anticipated in fiscal 2017.

Stock Performance Graph
The following graph compares the five-year cumulative total return of our Common Stock with the S&P 500 Index and the NASDAQ Biotechnology Index. The graph assumes $100 invested on December 31, 2011 in our Common Stock and in each of the foregoing indices. The stock price performance reflected in the graph below is not necessarily indicative of future price performance.

	12/31/2011	12/31/2012	12/31/2013	12/31/2014	12/31/2015	12/31/2016
OPKO Health, Inc.	$100.00	$98.16	$172.24	$203.88	$205.10	$189.80
S&P 500	100.00	116.00	153.58	174.60	177.01	198.18
NASDAQ Biotechnology	100.00	134.68	232.37	307.67	328.76	262.08

Recent Sales of Unregistered Securities
None.

ITEM 6.     SELECTED FINANCIAL DATA.
The following selected historical consolidated statement of operations data for the years ended December 31, 2016, 2015, 2014, 2013 and 2012 and the consolidated balance sheet data as of December 31, 2016, 2015, 2014, 2013 and 2012, below are derived from our audited consolidated financial statements and related notes thereto. This data should be read in conjunction with our “Management’s Discussion and Analysis of Financial Condition and Results of Operation” and our consolidated financial statements and the related notes thereto.

	For the years ended December 31,
(In thousands, except share and per share information)	2016	2015	2014	2013	2012
Statement of operations data:
Revenues	$1,221,661	$491,738	$91,125	$96,530	$47,044
Costs and expenses:
Cost of revenue	611,482	235,239	48,009	48,860	27,878
Operating expenses	683,454	354,980	188,931	127,302	56,435
Total costs and expenses	1,294,936	590,219	236,940	176,162	84,313
Operating loss	(73,275)	(98,481)	(145,815)	(79,632)	(37,269)
Other income and (expense), net	(271)	(39,517)	(25,212)	(24,586)	165
Income tax benefit (provision)	56,115	113,675	(24)	(1,672)	9,626
Net loss	(25,083)	(31,428)	(174,638)	(117,346)	(29,540)
Net loss attributable to common shareholders	$(25,083)	$(30,028)	$(171,666)	$(114,827)	$(31,288)
Loss per share, basic and diluted:
Net loss per share	$(0.05)	$(0.06)	$(0.41)	$(0.32)	$(0.11)
Weighted average number of common shares outstanding basic and diluted:	550,846,553	488,065,908	422,014,039	355,095,701	295,750,077
Balance sheet data:
Total assets	$2,766,619	$2,799,188	$1,267,664	$1,391,516	$289,830
Long-term liabilities	$411,515	$567,492	$348,812	$426,687	$34,168
Series D Preferred Stock	$—	$—	$—	$—	$24,386
Total shareholders’ equity	$2,091,808	$1,979,794	$835,741	$872,979	$178,894

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

OVERVIEW
We are a diversified healthcare company that seeks to establish industry-leading positions in large and rapidly growing medical markets. Our diagnostics business includes Bio-Reference Laboratories (“Bio-Reference”), the nation’s third-largest clinical laboratory with a core genetic testing business and a 400-person sales and marketing team to drive growth and leverage new products, including the 4Kscore prostate cancer test and the Claros 1 in-office immunoassay platform (in development). Our pharmaceutical business features Rayaldee, an FDA-approved treatment for secondary hyperparathyroidism (“SHPT”) in adults with stage 3 or 4 chronic kidney disease (“CKD”) and vitamin D insufficiency (launched in November 2016), and VARUBI™ for chemotherapy-induced nausea and vomiting (oral formulation launched by partner TESARO in November 2015 and pending approval for IV formulation), TT401, a once or twice weekly oxyntomodulin for type 2 diabetes and obesity which is a clinically advanced drug candidate among the new class of GLP-1 glucagon receptor dual agonists (Phase 2b) , and TT701, an androgen receptor modulator for androgen deficiency indications. Our pharmaceutical business also features hGH-CTP, a once-weekly human growth hormone injection (in Phase 3 and partnered with Pfizer), a once-daily Factor VIIa drug for hemophilia (Phase 2a), and long-acting oxyntomodulin (“OXM”) for diabetes and obesity (Phase 1).
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
RECENT DEVELOPMENTS
In November 2016, we launched commercial sales for Rayaldee in the U.S. market. The FDA approved Rayaldee extended release capsules in June 2016 for the treatment of secondary hyperparathyroidism (SHPT) in adults with stage 3 or 4 chronic kidney disease (CKD) and serum total 25-hydroxyvitamin D levels less than 30 ng/mL. We have a highly specialized sales and marketing team dedicated to the launch and commercialization of Rayaldee, and we expect to increase the sales and marketing team in the second half of 2017.

RESULTS OF OPERATIONS
For The Years Ended December 31, 2016 and December 31, 2015

Revenues. Revenues for the year ended December 31, 2016 increased $729.9 million compared to the prior year. Revenues for the years ended December 31, 2016 and 2015 were as follows:

Revenues	For the year ended December 31,
(In thousands)	2016	2015	Change
Revenue from services	$1,012,129	$329,739	$682,390
Revenue from products	83,467	80,146	3,321
Revenue from transfer of intellectual property and other	126,065	81,853	44,212
Total revenues	$1,221,661	$491,738	$729,923
The increase in Revenue from services is attributable to the acquisition of Bio-Reference in August 2015. The increase in Revenue from products principally reflects an increase in revenue from EirGen, which we acquired in May 2015, and an increase in revenue from OPKO Chile. Revenue from transfer of intellectual property for the year ended December 31, 2016 principally reflects $50.0 million of revenue from the initial payment in the VFMCRP Agreement and $70.6 million of revenue from the transfer of intellectual property related to the Pfizer Transaction. Revenue from transfer of intellectual property for the year ended December 31, 2015 principally reflects $65.5 million of revenue from the transfer of intellectual property related to the Pfizer Transaction and $15.0 million of revenue from a milestone payment from our licensee, TESARO, in the fourth quarter of 2015. We are recognizing the non-refundable $295.0 million upfront payments received in the Pfizer Transaction on a straight-line basis over the expected performance period. The performance period is expected to continue through 2019, when we anticipate completing the various research and development services that are specified in the Pfizer Transaction.
Costs of revenue. Costs of revenue for the year ended December 31, 2016 increased $376.2 million compared to the prior year. Our acquisition of Bio-Reference in August 2015 accounted for $375.9 million of the increase in cost of service revenue. The increase in cost of product revenue is attributable to an increase in cost of revenue from EirGen and OPKO Chile, which was partially offset by the deconsolidation of SciVac Therapeutics Inc. (“STI”) in July 2015. Cost of revenue for the years ended December 31, 2016 and 2015 were as follows:

Cost of Revenue	For the year ended December 31,
(In thousands)	2016	2015	Change
Cost of service revenue	$564,103	$193,305	$370,798
Cost of product revenue	47,379	41,934	5,445
Total cost of revenue	$611,482	$235,239	$376,243
Selling, general and administrative expenses. Selling, general and administrative expenses for the years ended December 31, 2016 and 2015 were $490.9 million and $196.6 million, respectively. The increase in selling, general and administrative expenses for the year ended December 31, 2016 was primarily due to the acquisition of Bio-Reference in August 2015, which accounted for $382.4 million of selling, general and administrative expenses in the 2016 period compared to $118.1 million for the comparable period of 2015. In addition, the year ended December 31, 2016 included costs related to the launch of Rayaldee. Included in selling, general and administrative expenses for the year ended December 31, 2016 are $17.9 million of severance costs for certain Bio-Reference executives.
Selling, general and administrative expenses during the years ended December 31, 2016 and 2015, include equity-based compensation expense of $33.4 million and $17.4 million, respectively. The increase in equity-based compensation expense is due to additional options grants made in 2016 and $8.9 million of expense related to the acceleration of stock option vesting for certain Bio-Reference executives.
Research and development expenses. Research and development expenses for the years ended December 31, 2016 and 2015 were $111.2 million and $99.5 million, respectively. Research and development costs include external and internal expenses, partially offset by third-party grants and funding arising from collaboration agreements. External expenses include clinical and non-clinical activities performed by contract research organizations, lab services, purchases of drug and diagnostic product materials and manufacturing development costs. We track external research and development expenses by individual program for phase 3 clinical trials for drug approval and PMA’s (pre-market approval) for diagnostics tests, if any. Internal expenses include employee-related expenses including salaries, benefits and stock-based compensation expense. Other internal research and development expenses are incurred to support overall research and development activities and include expenses related to general overhead and facilities.

The following table summarizes the components of our research and development expenses:

	For the years ended December 31,
	2016	2015
External expenses:
Phase 3 clinical trials	$12,161	$12,178
Manufacturing expense for biological products	35,985	31,202
Earlier-stage programs	6,297	6,900
Research and development employee-related expenses	28,676	27,363
Other internal research and development expenses	30,752	24,161
Third-party grants and funding from collaboration agreements	(2,666)	(2,316)
Total research and development expenses	$111,205	$99,488
The increase in research and development expenses during the year ended December 31, 2016, is due to an increase in research and development expenses related to hGH-CTP, a long acting human growth hormone which was outlicensed to Pfizer in 2015, and to an increase in research and development expenses for Factor VIIa-CTP. Research and development expenses for the year ended December 31, 2016 also include $8.8 million from the acquisitions of Bio-Reference and EirGen in August 2015 and May 2015, respectively, compared to $4.1 million for the comparable period of 2015. This was partially offset by decreased expenses incurred by OPKO Renal related to the development of Rayaldee. In addition, during the years ended December 31, 2016 and 2015, we recorded, as an offset to research and development expenses, $2.7 million and $2.3 million, respectively, related to research and development grants received from our collaboration and funding agreements. Research and development expenses for the year ended December 31, 2016 and 2015 include equity-based compensation expenses of $7.5 million and $7.9 million, respectively. We expect our research and development expenses to increase as we continue to expand our research and development of potential future products.
Contingent consideration. Contingent consideration expense for the years ended December 31, 2016 and 2015, were $17.0 million and $5.1 million, respectively. The increase in contingent consideration is attributable to OPKO Renal resulting from an increase in the fair value of our contingent obligations due to changes in assumptions regarding the timing of successful achievement of future milestones driven by the FDA approval of Rayaldee in June 2016. The contingent consideration liabilities at December 31, 2016 relate to potential amounts payable to former stockholders of CURNA, OPKO Diagnostics, OPKO Health Europe and OPKO Renal pursuant to our acquisition agreements in January 2011, October 2011, August 2012 and March 2013, respectively.
Amortization of intangible assets. Amortization of intangible assets was $64.4 million and $28.0 million, respectively, for the years ended December 31, 2016 and 2015. Amortization expense reflects the amortization of acquired intangible assets with defined useful lives. Amortization of intangible assets for the year ended December 31, 2016 also includes $8.0 million of amortization expense related to intangible assets for Rayaldee. Upon the FDA’s approval of Rayaldee in June 2016, we reclassified $187.6 million of IPR&D related to Rayaldee from In-process research and development to Intangible assets, net in our Consolidated Balance Sheet and began to amortize that asset. Amortization of intangible assets for the year ended December 31, 2016 includes $43.2 million and $2.5 million from Bio-Reference and EirGen which we acquired in August 2015 and May 2015, respectively, compared to $14.6 million and $1.7 million, respectively, for the comparable period of 2015. Our IPR&D assets will not be amortized until the underlying development programs are completed. Upon obtaining regulatory approval by the U.S. FDA, the IPR&D assets will be accounted for as a finite-lived intangible asset and amortized on a straight-line basis over its estimated useful life.
Grant repayment. During the year ended December 31, 2015, we made a payment of $25.9 million to the Office of the Chief Scientist of the Israeli Ministry of Economy (“OCS”) in connection with repayment obligations resulting from grants previously made by the OCS to OPKO Biologics to support development of hGH-CTP and the outlicense of the technology outside of Israel. We did not have any such activity for the year ended December 31, 2016.
Interest income. Interest income for the years ended December 31, 2016 and 2015, was not significant as our cash investment strategy emphasizes the security of the principal invested and fulfillment of liquidity needs.
Interest expense. Interest expense for the years ended December 31, 2016 and 2015, was $7.4 million and $8.4 million, respectively. Interest expense is principally related to interest incurred on the 2033 Senior Notes including amortization of related deferred financing costs and to the interest incurred on Bio-Reference's outstanding debt under its credit facility. The decrease in interest expense for the year ended December 31, 2016 is due to a decrease in the average principal amount of the 2033 Senior Notes outstanding in 2016 compared to 2015. Interest expense for the year ended December 31, 2015 also reflects a non-cash write-off of deferred financing costs of $1.0 million as interest expense related to the exchange of $55.4 million principal of 2033 Senior Notes in 2015. This was partially offset by interest incurred on Bio-Reference’s outstanding debt under its credit facility for the year ended December 31, 2016.
Fair value changes of derivative instruments, net. Fair value changes of derivative instruments, net for the years ended December 31, 2016 and 2015, were $2.8 million of income and $39.1 million of expense, respectively. Fair value changes of derivative instruments, net related to non-cash income (expense) reflects the changes in the fair value of the embedded derivatives in the 2033 Senior Notes of $7.0 million and $(36.6) million for the years ended December 31, 2016 and 2015, respectively. Fair value changes of derivative instruments, net for the year ended December 31, 2016 also reflects $4.2 million of expense related to the change in the fair value of warrants and options to purchase additional shares of Neovasc, Cocrystal Pharma, Inc., ARNO Therapeutics, Inc. and MabVax Therapeutics Holdings, Inc.
Other income and (expense), net. Other income and (expense), net for the years ended December 31, 2016 and 2015, were $3.9 million and $7.7 million of income, respectively. Other income (expense), net for the year ended December 31, 2016 primarily consists of a $2.5 million gain recognized in connection with the merger of STI and VBI Vaccines Inc., a $5.0 million gain recognized in connection with the settlement of a legal matter and foreign currency transaction gains recognized during the period, which was partially offset by a $4.8 million other-than-temporary impairment charge to write our investments in Xenetic, ARNO and RXi down to their respective fair values. Other income (expense), net for the year ended December 31, 2015 primarily consists of a $15.9 million gain recognized on the deconsolidation of STI in 2015 which was partially offset by a $7.3 million other-than-temporary impairment charge to write our investment in RXi Pharmaceuticals Corporation down to its fair value.
Income tax benefit (provision). Our income tax benefit for the years ended December 31, 2016 and 2015 was $56.1 million, and $113.7 million, respectively. The change in income taxes is primarily due to a $93.4 million release of OPKO’s valuation allowance in 2015 on our U.S. deferred tax assets as a result of the merger with Bio-Reference and to changes in the geographic mix of revenues and expenses. In addition, income taxes in 2016 benefited from a favorable corporate tax rate reduction in Israel.
Loss from investments in investees. We have made investments in other early stage companies that we perceive to have valuable proprietary technology and significant potential to create value for us as a shareholder or member. We account for these investments under the equity method of accounting, resulting in the recording of our proportionate share of their losses until our share of their loss exceeds our investment. Until the investees’ technologies are commercialized, if ever, we anticipate they will continue to report a net loss. Loss from investments in investees was $7.7 million and $7.1 million for the years ended December 31, 2016 and 2015, respectively.
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

The increase in Revenue from services was attributable to the acquisition of Bio-Reference in August 2015. The increase in Revenue from products principally reflected $12.1 million of revenue from EirGen, which we acquired in May 2015, which was partially offset by the unfavorable impact of foreign exchange rates of approximately $8.7 million, and decreased revenue from STI, a VIE we deconsolidated in July 2015. The increase in Revenue from transfer of intellectual property principally reflected $65.5 million of revenue from the transfer of intellectual property related to the Pfizer Transaction and $15.0 million of revenue from a milestone payment from our licensee TESARO in the fourth quarter of 2015 compared to $5.0 million of revenue from a milestone payment from our licensee TESARO in 2014.

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
The increase in cost of service revenue was attributable to the acquisition of Bio-Reference in August 2015. The increase in cost of product revenue principally reflected cost of revenue of $6.8 million from EirGen, which we acquired in May 2015, which was partially offset by the impact of foreign exchange rates of approximately $5.2 million and the deconsolidation of STI in July 2015.
Selling, general and administrative expenses. Selling, general and administrative expenses for the years ended December 31, 2015 and 2014 were $196.6 million and $57.9 million, respectively. The increase in selling, general and administrative expenses for the year ended December 31, 2015 was primarily due to the acquisitions of Bio-Reference and EirGen in 2015, which recognized $118.1 million and $1.8 million of selling, general and administrative expenses in 2015, respectively, increased personnel expenses as we expand our sales, marketing and administrative staff and add infrastructure, and an increase in professional fees attributable to our acquisitions of Bio-Reference and EirGen. Selling, general and administrative expenses during the years ended December 31, 2015 and 2014, included bad debt expense of $24.6 million and $0.7 million, respectively, and equity-based compensation expense of $17.4 million and $9.7 million, respectively. The increase in bad debt expense was due to the acquisition of Bio-Reference. The increase in equity-based compensation expense was due to additional options grants made in 2015 and fluctuations in the price of our common stock.
Research and development expenses. Research and development expenses for the years ended December 31, 2015 and 2014 were $99.5 million and $83.6 million, respectively. Research and development costs included external and internal expenses, partially offset by third-party grants and funding arising from collaboration agreements. External expenses included clinical and non-clinical activities performed by contract research organizations, lab services, purchases of drug and diagnostic product materials and manufacturing development costs. We tracked external research and development expenses by individual program for phase 3 clinical trials for drug approval and PMA’s (pre-market approval) for diagnostics tests, if any. Internal expenses include employee-related expenses including salaries, benefits and stock-based compensation expense. Other internal research and development expenses were incurred to support overall research and development activities and included expenses related to general overhead and facilities.

The following table summarizes the components of our research and development expenses:

	For the years ended December 31,
	2015	2014
External expenses:
Phase 3 clinical trials	$12,178	$14,512
Manufacturing expense for biological products	31,202	18,692
Earlier-stage programs	6,900	9,093
Research and development employee-related expenses	27,363	21,642
Other internal research and development expenses	24,161	21,982
Third-party grants and funding from collaboration agreements	(2,316)	(2,350)
Total research and development expenses	$99,488	$83,571
The increase in research and development expenses during the year ended December 31, 2015, was primarily due to a $16.7 million increase in research and development expenses related to hGH-CTP, a long acting human growth hormone which was outlicensed to Pfizer in 2015, including manufacturing expense for biological products, and the recognition of $2.3 million of expense for our NDA submission to the FDA for oral Rayaldee in May 2015. Research and development expenses for the year ended December 31, 2015 also included $4.1 million from the acquisitions of Bio-Reference and EirGen in August 2015 and May 2015, respectively. This was partially offset by decreased expenses incurred by OPKO Renal related to phase 3 clinical trials for Rayaldee, which were completed in 2014. In addition, during the year ended December 31, 2015 and 2014, we recorded, as an offset to research and development expenses, $2.3 million and $2.4 million, respectively, related to research and development grants received from our collaboration and funding agreements. Research and development expenses for the year ended December 31, 2015 and 2014 included equity-based compensation expense of $7.9 million and $5.0 million, respectively.
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
Contingent consideration. Contingent consideration expenses for the years ended December 31, 2015 and 2014, were $5.1 million and $24.4 million, respectively. The decrease in contingent consideration expense was attributable to OPKO Renal resulting from an increase in the fair value of our contingent obligations to OPKO Renal in 2014 due to changes in assumptions regarding probabilities of successful achievement of future milestones driven by the two successful phase 3 trials of Rayaldee in 2014. The contingent consideration liabilities at December 31, 2015 related to potential amounts payable to former stockholders of CURNA, OPKO Diagnostics, OPKO Health Europe and OPKO Renal pursuant to our acquisition agreements in January 2011, October 2011, August 2012 and March 2013, respectively.
Amortization of intangible assets. Amortization of intangible assets was $28.0 million and $10.9 million, respectively, for the years ended December 31, 2015 and 2014. Amortization expense reflected the amortization of acquired intangible assets with defined useful lives. Amortization of intangible assets for the year ended December 31, 2015 included $14.6 million and $1.7 million from Bio-Reference and EirGen which we acquired in August 2015 and May 2015, respectively. Our IPR&D assets will not be amortized until the underlying development programs are completed. Upon obtaining regulatory approval by the U.S. FDA, the IPR&D assets will then be accounted for as a finite-lived intangible asset and amortized on a straight-line basis over its estimated useful life.
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

Interest expense. Interest expense for the years ended December 31, 2015 and 2014, was $8.4 million and $12.3 million, respectively. Interest expense was principally related to interest incurred on the 2033 Senior Notes and the amortization of related deferred financing costs. The decrease in interest expense for the year ended December 31, 2015 compared to 2014 was due to a decrease in the principal amount of 2033 Senior Notes outstanding from $87.6 million at December 31, 2014 to $32.2 million as of December 31, 2015. This was partially offset by interest expense of $1.9 million from Bio-Reference due to outstanding debt under their credit facility. Interest expense for the years ended December 31, 2015 and 2014 also reflected non-cash write-offs of deferred financing costs of $1.0 million and $1.5 million as interest expense related to exchange or conversion of $55.4 million and $70.4 million principal of 2033 Senior Notes during the years ended December 31, 2015 and 2014, respectively.
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
Other income and (expense), net. Other income and (expense), net for the years ended December 31, 2015 and 2014, were $7.7 million of income and $3.1 million of expense, respectively. The increase in other income and (expense), net for the year ended December 31, 2015 compared to 2014 was primarily due to a $15.9 million gain recognized on the deconsolidation of STI in the third quarter of 2015. This was partially offset by a $7.3 million other-than-temporary impairment charge to write our investment in RXi Pharmaceuticals Corporation down to its fair value of $0.9 million as of December 31, 2015 compared to a $1.4 million other-than-temporary impairment charge to our investment in ARNO Therapeutics in 2014.
Income tax benefit (provision). Our income tax benefit was due to a $93.4 million release of OPKO’s valuation allowance on our U.S. deferred tax assets as a result of the merger with Bio-Reference. This was partially offset by expense recognized on taxable income from the Pfizer Transaction during the year ended December 31, 2015. In addition, our income tax benefit (provision) reflected the projected income tax payable in the U.S., Ireland, Israel, Chile, Spain, Mexico, and Luxembourg.
Loss from investments in investees. We have made investments in other early stage companies that we perceive to have valuable proprietary technology and significant potential to create value for us as a shareholder or member. We accounted for these investments under the equity method of accounting, resulting in the recording of our proportionate share of their losses until our share of their loss exceeds our investment. Until the investees’ technologies are commercialized, if ever, we anticipated they would continue to report a net loss. Loss from investments in investees was $7.1 million and $3.6 million for the years ended December 31, 2015 and 2014, respectively. In the third quarter of 2015, we deconsolidated STI, and account for our retained interest in STI as an equity method investment.

LIQUIDITY AND CAPITAL RESOURCES
At December 31, 2016, we had cash and cash equivalents of approximately $168.7 million. Cash provided by operations during 2016 principally reflects a $50.0 million upfront payment received from the VFMCRP Agreement, our operations at Bio-Reference, and a $39.4 million payment received from the Internal Revenue Service for a change in accounting method, partially offset by expenses related to general and administrative activities related to our corporate operations, research and development activities and our launch activities related to Rayaldee. Cash used in investing activities primarily reflects capital expenditures of $18.5 million, investments of $14.4 million and acquisitions of intangible assets of $5.0 million, partially offset by cash acquired in the acquisition of Transition Therapeutics of $15.9 million. Cash used in financing activities primarily reflects net repayments on lines of credit of $43.8 million, partially offset by $8.6 million received from Common Stock option and Common Stock warrant exercises. We have not generated sustained positive cash flow sufficient to offset our operating and other expenses and our primary source of cash has been from the public and private placement of stock, the issuance of the 2033 Senior Notes and credit facilities available to us.
In November 2016, we launched commercial sales for Rayaldee in the U.S. market. The FDA approved Rayaldee extended release capsules in June 2016 for the treatment of SHPT in adults with stage 3 or 4 CKD and serum total 25-hydroxyvitamin D levels less than 30 ng/mL. We have a highly specialized sales and marketing team dedicated to the launch and commercialization of Rayaldee, and we expect to increase the sales and marketing team in the second half of 2017 as market access improves and prescription trends increase.
In August 2016, we completed the acquisition of Transition Therapeutics, a clinical stage biotechnology company. Holders of Transition Therapeutics common stock received 6,431,899 shares of OPKO Common Stock. The transaction was valued at approximately $58.5 million, based on a closing price per share of our Common Stock of $9.10 as reported by NASDAQ on the closing date.
In May 2016, EirGen, our wholly-owned subsidiary, partnered with VFMCRP through a Development and License Agreement for the development and marketing of Rayaldee in Europe, Canada, Mexico, Australia, South Korea and certain other international markets. The license to VFMCRP potentially covers all therapeutic and prophylactic uses of the product in human patients, provided that initially the license is for the use of the product for the treatment or prevention of secondary hyperparathyroidism related to patients with stage 3 or 4 chronic kidney disease and vitamin D insufficiency/deficiency ("Initial Indication"). We received a non-refundable and non-creditable upfront payment of $50 million and are eligible to receive up to an additional $232 million upon the achievement of certain regulatory and sales-based milestones. In addition, we are eligible to receive tiered, double digit royalty payments or a minimum royalty, whichever is greater, upon commencement of sales of the product.
As part of the arrangement, the companies will share responsibility for the conduct of trials specified within an agreed-upon development plan, with each company leading certain activities within the plan. For the initial development plan , the companies have agreed to certain cost sharing arrangements. VFMCRP will be responsible for all other development costs that VFMCRP considers necessary to develop the product for the Initial Indication in the Territory except as otherwise provided in the VFMCRP Agreement. EirGen also granted to VFMCRP an option to acquire an exclusive license to use, import, offer for sale, sell, distribute and commercialize the product in the United States for treatment of SHPT in dialysis patients with stage 5 CKD and vitamin D insufficiency (the "Dialysis Indication") Upon exercise of the Option, VFMCRP will reimburse EirGen for all of the development costs incurred by EirGen with respect to the product for the Dialysis Indication in the United States. VFMCRP would also pay EirGen up to an additional aggregate amount of $555 million upon the achievement of certain milestones and would be obligated to pay double digit royalties on VFMCRP’s sales in the United States for the Dialysis Indication.
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
We will lead the clinical activities and will be responsible for funding the development programs for the key indications, which includes Adult and Pediatric GHD and Pediatric SGA. Pfizer will be responsible for all development costs for additional indications as well as all post-marketing studies. In addition, Pfizer will fund the commercialization activities for all indications and lead the manufacturing activities covered by the global development plan. In December 2016, we announced preliminary topline data from our Phase 3, double blind, placebo controlled study of hGH-CTP in adults with GHD. Although there was no statistically significant difference between hGH-CTP and placebo on the primary endpoint of change in trunk fat mass from baseline to 26 weeks, after unblinding the study, we identified an exceptional value of trunk fat mass reduction in the placebo group that may have affected the primary outcome. We believe the exceptional data point warrants an outlier sensitivity analysis of the primary endpoint and related secondary endpoints. Upon completion of the data sensitivity analysis, we plan to discuss the study results and outlier analysis with the regulatory authorities to determine next steps in obtaining regulatory approval.
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
We plan to construct a research, development and manufacturing center in Waterford, Ireland, for which we expect to incur between $30 million and $40 million for the construction and validation of the facility with expenditures beginning in the fourth quarter of 2016 and expected completion in 2019. Currently, we plan to fund the project from cash on hand or from third party funding sources that may be available to us.
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
2033 Senior Notes. In January 2013, we issued $175.0 million of the 2033 Senior Notes. The 2033 Senior Notes were sold in a private placement in reliance on exemptions from registration under the Securities Act. At December 31, 2016, $31.9 million principal amount of 2033 Senior Notes was outstanding.
On January 3, 2017, we announced that our 2033 Senior Notes continue to be convertible by holders of such 2033 Senior Notes through March 31, 2017. We have elected to satisfy the conversion obligation in shares of our Common Stock. This conversion right has been extended because the closing price per share of our Common Stock has exceeded $9.19, or 130% of the applicable conversion price of $7.07, for at least 20 of 30 consecutive trading days during the quarter ended on December 31, 2016. The 2033 Senior Notes will continue to be convertible until March 31, 2017, and may be convertible thereafter, if one or more of the conversion conditions specified in the Indenture is satisfied during future measurement periods. Pursuant to the Indenture, a holder who elects to convert the 2033 Senior Notes will receive 141.4827 shares of our Common Stock plus such number of additional shares as is applicable on the conversion date per $1,000 principal amount of 2033 Senior Notes based on the early conversion provisions in the Indenture.
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
During the year ended December 31, 2016, we also satisfied a $25.0 million contingent payment to the former owners of OPKO Renal through the issuance of 2,611,648 shares of our common stock in 2016.

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
As of December 31, 2016, the total availability under our Credit Agreement with CB and our lines of credit with financial institutions in Chile and Spain was $151.9 million, of which $47.3 million was used and outstanding at December 31, 2016. The weighted average interest rate on these lines of credit is approximately 4.7%. These lines of credit are short-term and are used primarily as a source of working capital. The highest balance at any time during the year ended December 31, 2016, was $83.5 million. We intend to continue to enter into these lines of credit as needed. There is no assurance that these lines of credit or other funding sources will be available to us on acceptable terms, or at all, in the future.
We expect to continue to incur substantial research and development expenses, including expenses related to the hiring of personnel and additional clinical trials. We expect that selling, general and administrative expenses will also increase as we expand our sales, marketing and administrative staff and add infrastructure.
We believe that the cash and cash equivalents on hand at December 31, 2016, and the amounts available to be borrowed under our lines of credit are sufficient to meet our anticipated cash requirements for operations and debt service beyond the next 12 months. We based this estimate on assumptions that may prove to be wrong or are subject to change, and we may be required to use our available cash resources sooner than we currently expect. If we acquire additional assets or companies, accelerate our product development programs or initiate additional clinical trials, we will need additional funds. Our future cash requirements will depend on a number of factors, including our relationship with Pfizer, success of the commercial launch of Rayaldee, Bio-Reference's financial performance, possible acquisitions, the continued progress of research and development of our product candidates, the timing and outcome of clinical trials and regulatory approvals, the costs involved in preparing, filing, prosecuting, maintaining, defending, and enforcing patent claims and other intellectual property rights, the status of competitive products, the availability of financing, and our success in developing markets for our product candidates. If we are not able to secure additional funding when needed, we may have to delay, reduce the scope of, or eliminate one or more of our clinical trials or research and development programs or possible acquisitions.

The following table provides information as of December 31, 2016, with respect to the amounts and timing of our known contractual obligation payments due by period.

Contractual obligations (In thousands)	2017	2018	2019	2020	2021	Thereafter	Total
Open purchase orders	$86,262	$2,955	$1,032	$9	$—	$—	$90,258
Operating leases	16,751	12,396	9,967	4,761	2,964	6,173	53,012
Capital leases	3,006	2,633	2,137	1,409	485	571	10,241
2033 Senior Notes	—	—	31,850	—	—	—	31,850
Deferred payments	5,000	5,000	5,000	—	—	—	15,000
Mortgages and other debts payable	3,310	406	362	356	356	981	5,771
Lines of credit	8,512	—	—	38,809	—	—	47,321
Severance payments	6,327	—	—	—	—	—	6,327
Interest commitments	1,082	1,011	205	34	53	—	2,385
Total	$130,250	$24,401	$50,553	$45,378	$3,858	$7,725	$262,165
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
- Contingent consideration that includes payments upon achievement of certain milestones including meeting development milestones such as the completion of successful clinical trials, NDA approvals by the FDA and revenue milestones upon the achievement of certain revenue targets all of which are anticipated to be paid within the next seven years and are payable in either shares of our Common Stock or cash, at our option, and that may aggregate up to $159.4 million.

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
Goodwill and intangible assets. Goodwill and other intangible assets, including IPR&D, acquired in business combinations, licensing and other transactions at December 31, 2016 and 2015 was $2.1 billion and $2.2 billion, respectively, representing approximately 76% and 78% of total assets, respectively.
Assets acquired and liabilities assumed in business combinations, licensing and other transactions are generally recognized at the date of acquisition at their respective fair values. Any excess of the purchase price over the estimated fair values of the net assets acquired is recognized as goodwill. We determined the fair value of intangible assets, including IPR&D, using the “income method.” This method starts with a forecast of net cash flows, risk adjusted for estimated probabilities of technical and regulatory success (for IPR&D) and adjusted to present value using an appropriate discount rate that reflects the risk associated with the cash flow streams. All assets are valued from a market participant view which might be different than our specific views. The valuation process is very complex and requires significant input and judgment using internal and external sources. Although a valuation is required to be finalized within a one-year period, it must consider all and only those facts and evidence which existed at the acquisition date. The most complex and judgmental matters applicable to the valuation process are summarized below:

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

•
Tax rates – The expected future income is tax effected using a market participant tax rate. In determining the tax rate, we consider the jurisdiction in which the intellectual property is held and location of research and manufacturing infrastructure. We also consider that any repatriation of earnings would likely have U.S. tax consequences.

•
Discount rate – Discount rates are selected after considering the risks inherent in the future cash flows; the assessment of the asset’s life cycle and the competitive trends impacting the asset, including consideration of any technical, legal, regulatory, or economic barriers to entry, as well as expected changes in standards of practice for indications addressed by the asset.

Goodwill was $704.6 million and $743.3 million, respectively, at December 31, 2016 and 2015. Goodwill is tested at least annually for impairment or when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable, by assessing qualitative factors or performing a quantitative analysis in determining whether it is more likely than not that its fair value exceeds the carrying value. Examples of qualitative factors include our share price, our financial performance compared to budgets, long-term financial plans, macroeconomic, industry and market conditions as well as the substantial excess of fair value over the carrying value of net assets from the annual impairment test previously performed. No goodwill impairment was recorded for the year ended December 31, 2016 as a result of our testing. We recorded $87 thousand of goodwill impairment during the year ended December 31, 2015 as a result of our testing.
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
Intangible assets, net were $1.4 billion and $1.4 billion, including IPR&D of $644.7 million and $792.3 million, respectively, at December 31, 2016 and 2015. Intangible assets are tested for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable, although IPR&D is required to be tested at least annually until the project is completed or abandoned. Upon obtaining regulatory approval, the IPR&D asset is then accounted for as a finite-lived intangible asset and amortized on a straight-line basis over its estimated useful life. If the project is abandoned, the IPR&D asset is charged to expense.
Intangible assets are highly vulnerable to impairment charges, particularly newly acquired assets for recently launched products and IPR&D. These assets are initially measured at fair value and therefore any reduction in expectations used in the valuations could potentially lead to impairment. Some of the more common potential risks leading to impairment include competition, earlier than expected loss of exclusivity, pricing pressures, adverse regulatory changes or clinical trial results, delay or failure to obtain regulatory approval and additional development costs, inability to achieve expected synergies, higher operating costs, changes in tax laws and other macro-economic changes. The complexity in estimating the fair value of intangible assets in connection with an impairment test is similar to the initial valuation.
Considering the high risk nature of research and development and the industry’s success rate of bringing developmental compounds to market, IPR&D impairment charges are likely to occur in future periods. IPR&D is closely monitored and assessed each period for impairment.
We amortize intangible assets with definite lives on a straight-line basis over their estimated useful lives, ranging from 3 to 20 years. We use the straight-line method of amortization as there is no reliably determinable pattern in which the economic benefits of our intangible assets are consumed or otherwise used up. Amortization expense was $64.4 million and $28.0 million for the years ended December 31, 2016 and 2015, respectively.
Revenue recognition. Revenue for laboratory services is recognized at the time test results are reported, which approximates when services are provided. Services are provided to patients covered by various third-party payer programs including various managed care organizations, as well as the Medicare and Medicaid programs. Billings for services under third-party payer programs are included in revenue net of allowances for contractual discounts and allowances for differences between the amounts billed and estimated program payment amounts. Adjustments to the estimated payment amounts based on final settlement with the programs are recorded upon settlement as an adjustment to revenue. For the years ended December 31, 2016 and 2015, approximately 16% and 9%, respectively, of our revenues from services were derived directly from the Medicare and Medicaid programs. The increase in revenues from laboratory services, including revenue from Medicare and Medicaid programs, is due to the acquisition of Bio-Reference in August 2015.
We recognize revenue from product sales when persuasive evidence of an arrangement exists, delivery has occurred, collectability is reasonably assured, and the price to the buyer is fixed or determinable, which is generally when goods are shipped and title and risk of loss transfer to our customers. Our estimates for sales returns and allowances are based upon the historical patterns of product returns and allowances taken, matched against the sales from which they originated, and our evaluation of specific factors that may increase or decrease the risk of product returns. Product revenues are recorded net of estimated rebates, chargebacks, discounts, co-pay assistance and other deductions (collectively, "Sales Deductions") as well as estimated product returns. Allowances are recorded as a reduction of revenue at the time product revenues are recognized.
We launched Rayaldee in the U.S. through our dedicated renal sales force in November 2016. Rayaldee is distributed in the U.S. principally through the retail pharmacy channel, which initiates with the largest wholesalers in the U.S. (collectively, "Rayaldee Customers"). In addition to distribution agreements with Rayaldee Customers, we have entered into arrangements with many health care providers and payers that provide for government-mandated and/or privately-negotiated rebates, chargebacks and discounts with respect to the purchase of Rayaldee.

We lack the experiential data which would allow us to estimate Sales Deductions and returns. Therefore, as of December 31, 2016, we have determined that we do not yet meet the criteria for the recognition of revenue for shipments of Rayaldee at the time of shipment to Rayaldee Customers as allowances for Sales Deductions and returns are not known or cannot be reasonably estimated. We will not recognize revenue upon shipment until such time as we can reasonably estimate and record provisions for Sales Deductions and returns utilizing historical information and market research projections.
During the year ended December 31, 2016, we did not recognize any product revenues related to Rayaldee sales. Payments received from Rayaldee Customers in advance of recognition of revenue are recorded as deferred revenue included in Accrued expenses in our Consolidated Balance Sheet. The related deferred revenue balance as of December 31, 2016 was $1.6 million. The corresponding costs of product revenues for which we have not recognized product revenue have similarly not yet been reflected in our Consolidated Statement of Operations.
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
Revenue from milestone payments related to arrangements under which we have continuing performance obligations are recognized as Revenue from transfer of intellectual property upon achievement of the milestone only if all of the following conditions are met: the milestone payments are non-refundable; there was substantive uncertainty at the date of entering into the arrangement that the milestone would be achieved; the milestone payment is commensurate with either our performance to achieve the milestone or the enhancement of the value of the delivered item by us; the milestone relates solely to past performance; and the amount of the milestone payment is reasonable in relation to the effort expended or the risk associated with the achievement of the milestone. If any of these conditions are not met, the milestone payments are not considered to be substantive and are, therefore, deferred and recognized as Revenue from transfer of intellectual property over the term of the arrangement as we complete our performance obligations.
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
While we have receivables due from federal and state governmental agencies, we do not believe that such receivables represent a credit risk since the related health care programs are funded by federal and state governments, and payment is primarily dependent upon submitting appropriate documentation. Accounts receivable balances (net of contractual adjustments) from Medicare and Medicaid were $50.5 million and $26.1 million at December 31, 2016 and 2015, respectively.
The portion of our accounts receivable due from individual patients comprises the largest portion of credit risk. At December 31, 2016 and 2015, receivables due from patients represent approximately 7.3% and 7.5%, respectively, of our consolidated accounts receivable (prior to allowance for doubtful accounts).
We assess the collectability of accounts receivable balances by considering factors such as historical collection experience, customer credit worthiness, the age of accounts receivable balances, regulatory changes and current economic conditions and trends that may affect a customer’s ability to pay. Actual results could differ from those estimates. Our reported net income (loss) is directly affected by our estimate of the collectability of accounts receivable. The allowance for doubtful accounts was $36.3 million and $25.2 million at December 31, 2016 and 2015, respectively.
Income taxes. Income taxes are accounted for under the asset-and-liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and the respective tax bases and for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date. We periodically evaluate the realizability of our net deferred tax assets. Our tax accruals are analyzed periodically and adjustments are made as events occur to warrant such adjustment.
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
In June 2014, the FASB issued ASU No. 2014-12, “Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period (a consensus of the FASB Emerging Issues Task Force).” ASU 2014-12 requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. ASU 2014-12 was effective for the Company beginning after January 1, 2016. Our adoption of ASU 2014-12 in the first quarter of 2016 using the prospective application did not have a material impact on our Consolidated Financial Statements.
In August 2014, the FASB issued ASU No. 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” to provide guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and to provide related footnote disclosures. ASU 2014-15 is effective for annual periods ending after December 15, 2016 with early adoption permitted. Our adoption of ASU 2014-15 in the fourth quarter of 2016 did not have an impact on our Consolidated Financial Statements.
In February 2015, the FASB issued ASU No. 2015-02, “Consolidation (Topic 810): Amendments to the Consolidation Analysis,” which amends current consolidation guidance including changes to both the variable and voting interest models used by companies to evaluate whether an entity should be consolidated. The requirements from ASU 2015-02 were effective for the Company beginning January 1, 2016. Our adoption of ASU 2015-02 in the first quarter of 2016 did not have a material impact on our Consolidated Financial Statements.
In April 2015, the FASB issued ASU No. 2015-03, “Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs,” which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. ASU 2015-03 was effective for the Company beginning January 1, 2016. Our adoption of ASU 2015-03 in the first quarter of 2016 did not have a material impact on our Consolidated Financial Statements.
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
In September 2015, the FASB issued ASU No. 2015-16, “Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments,” which replaces the requirement that an acquirer in a business combination account for measurement period adjustments retrospectively with a requirement that an acquirer recognize adjustments to the provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. ASU 2015-16 requires that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. Our early adoption of ASU 2015-16 in 2015 did not have a significant impact on our Consolidated Financial Statements.
In November 2015, the FASB issued ASU No. 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes,” which requires deferred tax liabilities and assets to be classified as noncurrent in a classified statement of financial position.  We early adopted the provisions of this ASU prospectively in the fourth quarter of 2015, and did not retrospectively adjust the prior periods.  The adoption of this ASU simplifies the presentation of deferred income taxes and reduces complexity without decreasing the usefulness of information provided to users of financial statements.  The adoption of ASU 2015-17 did not have a significant impact on our Consolidated Financial Statements.

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
In January 2017, the FASB issued ASU No. 2017-04, “Intangibles - Goodwill and Other (Topic 350),” which simplifies how an entity is required to test for goodwill impairment. ASU 2017-04 will be effective for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019, with early adoption permitted after January 1, 2017. We are currently evaluating the impact of this new guidance on our Consolidated Financial Statements.

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
Our derivative activities, which consist of foreign exchange forward contracts, are initiated to economically hedge forecasted cash flows that are exposed to foreign currency risk. The foreign exchange forward contracts generally require us to exchange local currencies for foreign currencies based on pre-established exchange rates at the contracts’ maturity dates. As exchange rates change, gains and losses on these contracts are generated based on the change in the exchange rates that are recognized in the Consolidated Statement of Operations and offset the impact of the change in exchange rates on the foreign currency cash flows that are hedged. If the counterparties to the exchange contracts do not fulfill their obligations to deliver the contracted currencies, we could be at risk for currency related fluctuations. Our foreign exchange forward contracts primarily hedge exchange rates on the Chilean peso to the U.S. dollar. If Chilean pesos were to strengthen or weaken in relation to the U.S. dollar, our loss or gain on hedged foreign currency cash-flows would be offset by the derivative contracts, with a net effect of zero.
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
At December 31, 2016, we had cash and cash equivalents of $168.7 million. The weighted average interest rate related to our cash and cash equivalents for the year ended December 31, 2016 was less than 1%. As of December 31, 2016, the principal outstanding balance under our Credit Agreement with JPMorgan Chase Bank, N.A. and our Chilean and Spanish credit lines was $47.3 million in the aggregate at a weighted average interest rate of approximately 4.7%.
Our $31.9 million aggregate principal amount of our 2033 Senior Notes has a fixed interest rate, and therefore is not subject to fluctuations in market interest rates.
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Certified Public Accounting Firm
The Board of Directors and Shareholders of OPKO Health, Inc. and subsidiaries

We have audited the accompanying consolidated balance sheets of OPKO Health, Inc. and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive loss, equity and cash flows for each of the three years in the period ended December 31, 2016. Our audits also included the financial statement schedule listed in the index at Item 15(a)(1). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of OPKO Health, Inc. and subsidiaries at December 31, 2016 and 2015, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), OPKO Health, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 1, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Miami, Florida
March 1, 2017

Report of Independent Registered Certified Public Accounting Firm
The Board of Directors and Shareholders of OPKO Health, Inc. and subsidiaries

We have audited OPKO Health, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). OPKO Health, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Transition Therapeutics, Inc., which is included in the December 31, 2016 consolidated financial statements of OPKO Health, Inc. and subsidiaries and constituted 2% of consolidated total assets, as of December 31, 2016 and 0% of consolidated revenues, for the year then ended. Our audit of internal control over financial reporting of OPKO Health, Inc. and subsidiaries also did not include an evaluation of the internal control over financial reporting of Transition Therapeutics, Inc.

In our opinion, OPKO Health, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of OPKO Health, Inc. and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive loss, equity and cash flows for each of the three years in the period ended December 31, 2016 of OPKO Health, Inc. and subsidiaries and our report dated March 1, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Miami, Florida
March 1, 2017

OPKO Health, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	December 31,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$168,733	$193,598
Accounts receivable, net	220,284	193,875
Inventory, net	47,228	39,681
Other current assets and prepaid expenses	47,356	26,904
Total current assets	483,601	454,058
Property, plant and equipment, net	122,831	131,798
Intangible assets, net	763,976	638,152
In-process research and development	644,713	792,275
Goodwill	704,603	743,348
Investments	41,139	34,716
Other assets	5,756	4,841
Total assets	$2,766,619	$2,799,188
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$53,360	$72,535
Accrued expenses	197,955	167,899
Current portion of lines of credit and notes payable	11,981	11,468
Total current liabilities	263,296	251,902
2033 Senior Notes and estimated fair value of embedded derivatives, net of discount	43,701	48,986
Deferred tax liabilities, net	165,331	226,036
Other long-term liabilities, principally deferred revenue and line of credit	202,483	292,470
Total long-term liabilities	411,515	567,492
Total liabilities	674,811	819,394
Equity:
Common Stock - $0.01 par value, 750,000,000 shares authorized; 558,576,051 and 546,188,516 shares issued at December 31, 2016 and 2015, respectively	5,586	5,462
Treasury Stock - 586,760 and 1,120,367 shares at December 31, 2016 and 2015, respectively	(1,911)	(3,645)
Additional paid-in capital	2,845,096	2,705,385
Accumulated other comprehensive loss	(27,009)	(22,537)
Accumulated deficit	(729,954)	(704,871)
Total shareholders’ equity	2,091,808	1,979,794
Total liabilities and equity	$2,766,619	$2,799,188

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

OPKO Health, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)

	For the years ended December 31,
	2016	2015	2014
Revenues:
Revenue from services	$1,012,129	$329,739	$8,666
Revenue from products	83,467	80,146	76,983
Revenue from transfer of intellectual property and other	126,065	81,853	5,476
Total revenues	1,221,661	491,738	91,125
Costs and expenses:
Cost of service revenue	564,103	193,305	9,372
Cost of product revenue	47,379	41,934	38,637
Selling, general and administrative	490,888	196,576	57,940
Research and development	111,205	99,488	83,571
In-process research and development	—	—	12,055
Contingent consideration	16,954	5,050	24,446
Amortization of intangible assets	64,407	27,977	10,919
Grant repayment	—	25,889	—
Total costs and expenses	1,294,936	590,219	236,940
Operating loss	(73,275)	(98,481)	(145,815)
Other income and (expense), net:
Interest income	478	255	771
Interest expense	(7,430)	(8,419)	(12,263)
Fair value changes of derivative instruments, net	2,778	(39,083)	(10,632)
Other income (expense), net	3,903	7,730	(3,088)
Other income and (expense), net	(271)	(39,517)	(25,212)
Loss before income taxes and investment losses	(73,546)	(137,998)	(171,027)
Income tax benefit (provision)	56,115	113,675	(24)
Net loss before investment losses	(17,431)	(24,323)	(171,051)
Loss from investments in investees	(7,652)	(7,105)	(3,587)
Net loss	(25,083)	(31,428)	(174,638)
Less: Net loss attributable to noncontrolling interests	—	(1,400)	(2,972)
Net loss attributable to common shareholders	$(25,083)	$(30,028)	$(171,666)
Loss per share, basic and diluted:
Net loss per share	$(0.05)	$(0.06)	$(0.41)
Weighted average number of common shares outstanding, basic and diluted	550,846,553	488,065,908	422,014,039

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

OPKO Health, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)

	For the years ended December 31,
	2016	2015	2014
Net loss	$(25,083)	$(31,428)	$(174,638)
Other comprehensive income (loss), net of tax:
Change in foreign currency translation and other comprehensive income (loss)	(4,955)	(15,074)	(8,088)
Available for sale investments:
Change in unrealized gain (loss), net of tax	(3,810)	(2,378)	(8,044)
Less: reclassification adjustments for losses included in net loss, net of tax	4,293	7,307	322
Comprehensive loss	(29,555)	(41,573)	(190,448)
Less: Comprehensive loss attributable to noncontrolling interest	—	(1,400)	(2,972)
Comprehensive loss attributable to common shareholders	$(29,555)	$(40,173)	$(187,476)

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

OPKO Health, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF EQUITY
(In thousands, except share and per share data)
For the years ended December 31, 2016, 2015, 2014 (continued)

	Common Stock		Treasury		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Noncontrolling Interests	Total
	Shares	Dollars	Shares	Dollars
Balance at December 31, 2013	414,818,195	$4,148	(2,264,063)	$(7,362)	$1,379,383	$3,418	$(503,177)	$(3,431)	$872,979
Equity-based compensation expense	—	—	—	—	14,737	—	—	—	14,737
Exercise of Common Stock options and warrants	5,392,841	54	—	—	12,874	—	—	—	12,928
Issuance of Treasury Stock for OPKO Uruguay	—	—	19,140	61	98	—	—	—	159
Issuance of Common Stock upon exchange of 2033 Senior Notes	10,974,431	110	—	—	95,555	—	—	—	95,665
Issuance of Treasury Stock for Inspiro at $8.57	—	—	999,556	3,250	5,316	—	—	—	8,566
Issuance of Common Stock for OPKO Renal earnout	2,236,210	22	—	—	21,133	—	—	—	21,155
Net loss attributable to common shareholders	—	—	—	—	—	—	(171,666)	—	(171,666)
Net loss attributable to noncontrolling interests	—	—	—	—	—	—	—	(2,972)	(2,972)
Other comprehensive loss	—	—	—	—	—	(15,810)	—	—	(15,810)
Balance at December 31, 2014	433,421,677	$4,334	(1,245,367)	$(4,051)	$1,529,096	$(12,392)	$(674,843)	$(6,403)	$835,741

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

OPKO Health, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF EQUITY
(In thousands, except share and per share data)
For the years ended December 31, 2016, 2015, 2014 (continued)

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

OPKO Health, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF EQUITY
(In thousands, except share and per share data)
For the years ended December 31, 2016, 2015, 2014 (continued)

	Common Stock		Treasury		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Shares	Dollars	Shares	Dollars
Balance at December 31, 2015	546,188,516	$5,462	(1,120,367)	$(3,645)	$2,705,385	$(22,537)	$(704,871)	$1,979,794
Equity-based compensation expense	—	—	—	—	42,693	—	—	42,693
Exercise of Common Stock options and warrants	3,292,753	33	—	—	8,575	—	—	8,608
Issuance of Common Stock upon exchange of 2033 Senior Notes	51,235	1	—	—	582	—	—	583
Issuance of Treasury Stock in connection with OPKO Health Europe’s Contingent Consideration	—	—	39,145	127	186	—	—	313
Issuance of Treasury Stock for investment in Xenetic	—	—	494,462	1,607	3,249	—	—	4,856
Issuance of Common Stock for OPKO Renal earnout	2,611,648	26	—	—	25,960	—	—	25,986
Issuance of Common Stock for Transition Therapeutics purchase	6,431,899	64	—	—	58,466	—	—	58,530
Net loss attributable to common shareholders	—	—	—	—	—	—	(25,083)	(25,083)
Other comprehensive loss	—	—	—	—	—	(4,472)	—	(4,472)
Balance at December 31, 2016	558,576,051	$5,586	(586,760)	$(1,911)	$2,845,096	$(27,009)	$(729,954)	$2,091,808

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

OPKO Health, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the years ended December 31,
	2016	2015	2014
Cash flows from operating activities:
Net loss	$(25,083)	$(31,428)	$(174,638)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	96,576	42,248	14,927
Non-cash interest	2,699	2,612	5,662
Amortization of deferred financing costs	237	1,212	2,007
Losses from investments in investees	7,652	7,105	3,587
Equity-based compensation – employees and non-employees	42,693	26,074	14,779
Revenue from receipt of equity	—	(140)	(240)
Realized loss on equity securities and disposal of fixed assets	2,321	7,091	167
Loss (gain) on conversion of 3.00% convertible senior notes	284	(943)	(2,668)
Change in fair value of derivative instruments	(2,778)	39,083	10,632
In-process research and development	—	—	12,055
Change in fair value of contingent consideration	16,954	5,050	24,446
Gain on deconsolidation of SciVac	—	(15,940)	—
Deferred income tax (benefit) provision	(66,300)	(123,536)	1,017
Changes in assets and liabilities, net of the effects of acquisitions:
Accounts receivable, net	(25,637)	(4,845)	(3,273)
Inventory, net	(6,607)	(4,953)	(670)
Other current assets and prepaid expenses	17,262	(4,391)	3,182
Other assets	(1,899)	(305)	(3,378)
Accounts payable	(19,819)	(18,122)	(3,852)
Foreign currency measurement	(376)	979	945
Deferred revenue	(74,169)	227,671	—
Accrued expenses and other liabilities	68,036	9,502	4,934
Net cash provided by (used in) operating activities	32,046	164,024	(90,379)
Cash flows from investing activities:
Investments in investees	(14,424)	(4,375)	(589)
Proceeds from sale of equity securities	—	—	1,331
Acquisition of businesses, net of cash acquired	15,878	(79,000)	(1,683)
Acquisition of intangible assets	(5,000)	(5,000)	—
Purchase of marketable securities	(15,644)	—	—
Maturities of short-term marketable securities	15,634	—	—
Proceeds from the sale of property, plant and equipment	1,401	—	—
Capital expenditures	(18,547)	(10,846)	(4,734)
Net cash used in investing activities	(20,702)	(99,221)	(5,675)
Cash flows from financing activities:
Proceeds from the exercise of Common Stock options and warrants	8,576	25,921	12,928
Cash from non-controlling interest	—	100	2,696
Contingent consideration payments	—	—	(6,435)
Borrowings on lines of credit	22,407	261,339	26,443
Repayments of lines of credit	(66,178)	(254,355)	(28,369)
Net cash (used in) provided by financing activities	(35,195)	33,005	7,263
Effect of exchange rate changes on cash and cash equivalents	(1,014)	(1,117)	(100)
Net (decrease) increase in cash and cash equivalents	(24,865)	96,691	(88,891)
Cash and cash equivalents at beginning of period	193,598	96,907	185,798
Cash and cash equivalents at end of period	$168,733	$193,598	$96,907
SUPPLEMENTAL INFORMATION:
Interest paid	$2,890	$4,572	$6,276
Income taxes paid, net	$(27,122)	$4,879	$954
Pharmsynthez common stock received	$—	$—	$6,264
Non-cash financing:
Shares issued upon the conversion of:
2033 Senior Notes	$583	$120,299	$95,665
Common Stock options and warrants, surrendered in net exercise	$350	$14,369	$3,494
Issuance of capital stock to acquire or contingent consideration settlement:
Transition Therapeutics, Inc.	$58,530	$—	$—
Bio-Reference Laboratories, Inc.	$—	$950,148	$—
EirGen Pharma Limited	$—	$33,569	$—
OPKO Renal	$25,986	$20,113	$21,155
OPKO Health Europe	$313	$1,813	$—
OPKO Uruguay Ltda.	$—	$—	$159
Inspiro	$—	$—	$8,566
Issuance of stock for investment in Xenetic	$4,856	$—	$—

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

OPKO Health, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1 Business and Organization
We are a diversified healthcare company that seeks to establish industry-leading positions in large and rapidly growing medical markets. Our diagnostics business includes Bio-Reference Laboratories, Inc. (“Bio-Reference”), the nation’s third-largest clinical laboratory with a core genetic testing business and a 400-person sales and marketing team to drive growth and leverage new products, including the 4Kscore prostate cancer test and the Claros 1 in-office immunoassay platform (in development). Our pharmaceutical business features Rayaldee, an FDA-approved treatment for secondary hyperparathyroidism (“SHPT”) in adults with stage 3 or 4 chronic kidney disease (“CKD”) and vitamin D insufficiency and VARUBI™ for chemotherapy-induced nausea and vomiting (oral formulation launched by partner TESARO in November 2015 and pending approval for IV formulation), TT401, a once or twice weekly oxyntomodulin for type 2 diabetes and obesity which is a clinically advanced drug candidate among the new class of GLP-1 glucagon receptor dual agonists (Phase 2b), and TT701, an androgen receptor modulator for androgen deficiency indications. Our pharmaceutical business also includes OPKO Biologics, which features hGH-CTP, a once-weekly human growth hormone injection (in Phase 3 and partnered with Pfizer), a once-daily Factor VIIa drug for hemophilia (Phase 2a), and long-acting oxyntomodulin (“OXM”) for diabetes and obesity (Phase 1). We are incorporated in Delaware and our principal executive offices are located in leased offices in Miami, Florida.
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
Our research and development activities are primarily performed at leased facilities in Miramar, FL, Woburn, MA, Waterford, Ireland, Kiryat Gat, Israel, and Barcelona, Spain.

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
Inventories. Inventories are valued at the lower of cost or market (net realizable value). Cost is determined by the first-in, first-out method. We consider such factors as the amount of inventory on hand, estimated time required to sell such inventories, remaining shelf-life, and current market conditions to determine whether inventories are stated at the lower of cost or market. Inventories at our diagnostics segment consist primarily of purchased laboratory supplies, which is used in our testing laboratories. The provision for inventory obsolescence for the years ended December 31, 2016 and 2015 was $0.0 million and $0.9 million, respectively.
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
Goodwill and intangible assets. Goodwill represents the difference between the purchase price and the estimated fair value of the net assets acquired accounted for by the acquisition method of accounting and arose from our acquisitions. Refer to Note 5. Goodwill, in-process research and development (“IPR&D”) and other intangible assets acquired in business combinations, licensing and other transactions at December 31, 2016 and 2015, were $2.1 billion and $2.2 billion, respectively.
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
We reclassified $187.6 million of IPR&D related to Rayaldee from In-process research and development to Intangible assets, net in our Consolidated Balance Sheet upon the FDA’s approval of Rayaldee in June 2016. The assets will be amortized on a straight-line basis over their estimated useful life of approximately 12 years.
We amortize intangible assets with definite lives on a straight-line basis over their estimated useful lives, ranging from 3 to 20 years. We use the straight-line method of amortization as there is no reliably determinable pattern in which the economic benefits of our intangible assets are consumed or otherwise used up. Amortization expense was $64.4 million, $28.0 million and $10.9 million for the years ended December 31, 2016, 2015 and 2014, respectively. Amortization expense from operations for our intangible assets is expected to be $69.2 million, $66.5 million, $64.2 million, $57.8 million and $51.8 million for the years ended December 2017, 2018, 2019, 2020 and 2021, respectively.

Fair value measurements. The carrying amounts of our cash and cash equivalents, accounts receivable, accounts payable and short-term debt approximate their fair value due to the short-term maturities of these instruments. Investments that are considered available for sale as of December 31, 2016 and 2015 are carried at fair value. Our debt under the credit agreement with JPMorgan Chase Bank, N.A. approximates fair value due to the variable rate of interest.
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
Derivative financial instruments. We record derivative financial instruments on our Consolidated Balance Sheet at their fair value and recognize the changes in the fair value in our Consolidated Statement of Operations when they occur, the only exception being derivatives that qualify as hedges. For the derivative instrument to qualify as a hedge, we are required to meet strict hedge effectiveness and contemporaneous documentation requirements at the initiation of the hedge and assess the hedge effectiveness on an ongoing basis over the life of the hedge. At December 31, 2016 and 2015, our foreign currency forward contracts held to economically hedge inventory purchases did not meet the documentation requirements to be designated as hedges. Accordingly, we recognize all changes in the fair values of our derivatives instruments, net, in our Consolidated Statement of Operations. Refer to Note 18.
Property, plant and equipment. Property, plant and equipment are recorded at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets and includes amortization expense for assets capitalized under capital leases. The estimated useful lives by asset class are as follows: software - 3 years, machinery, medical and other equipment - 5-8 years, furniture and fixtures - 5-10 years, leasehold improvements - the lesser of their useful life or the lease term, buildings and improvements - 10-40 years, automobiles and aircraft - 3-15 years. Expenditures for repairs and maintenance are charged to expense as incurred. Depreciation expense was $33.3 million, $14.2 million and $4.0 million for the years ended December 31, 2016, 2015 and 2014, respectively. Assets held under capital leases are included within Property, plant and equipment, net in our Consolidated Balance Sheet and are amortized over the shorter of their useful lives or the expected term of their related leases.
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
Income taxes. Income taxes are accounted for under the asset-and-liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and the respective tax bases and for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date.
We operate in various countries and tax jurisdictions globally.  For the year ended December 31, 2016, the tax rate differed from the U.S. federal statutory rate of 35% primarily due to the relative mix in earnings and losses in the U.S. versus foreign tax jurisdictions, the impact of certain discrete tax events and operating results in tax jurisdictions which do not result in a tax benefit.
Income tax benefit for the year ended December 31, 2015 was primarily due to a $93.4 million release of a valuation allowance on our U.S. deferred tax assets due to a change in the assessment of recoverability following the merger with Bio-Reference in August 2015.

We periodically evaluate the realizability of our net deferred tax assets. Our tax accruals are analyzed periodically and adjustments are made as events occur to warrant such adjustment. On January 5, 2016, the Israeli Parliament officially published the Law for the Amendment of the Israeli Tax Ordinance (Amendment 216), that reduces the standard corporate income tax rate from 26.5% to 25%.  The amendment was entered into force on January 1, 2016 and the 25% corporate tax rate will apply to income that was generated from that day onwards.  On December 29, 2016, the Israeli parliament further reduced the standard corporate income tax rate to 24%, effective January 1, 2017 and 23% effective January 1, 2018. The new rates have been used in determining Income tax benefit in 2016.
Included in Other long-term liabilities is an accrual of $2.5 million related to uncertain tax positions involving income recognition. We recognize that local tax law is inherently complex and the local taxing authorities may not agree with certain tax positions taken. Consequently, it is reasonably possible that the ultimate resolution of tax matters in any jurisdiction may be significantly more or less than estimated. We evaluated the estimated tax exposure for a range of current likely outcomes to be from $0 to approximately $50.0 million and recorded our accrual to reflect our best expectation of ultimate resolution.
Revenue recognition. Revenue for laboratory services is recognized at the time test results are reported, which approximates when services are provided. Services are provided to patients covered by various third-party payer programs including various managed care organizations, as well as the Medicare and Medicaid programs. Billings for services under third-party payer programs are included in revenue net of allowances for contractual discounts and allowances for differences between the amounts billed and estimated program payment amounts. Adjustments to the estimated payment amounts based on final settlement with the programs are recorded upon settlement as an adjustment to revenue. For the years ended December 31, 2016 and 2015, approximately 16% and 9%, respectively, of our revenues from services were derived directly from the Medicare and Medicaid programs. The increase in revenues from laboratory services, including revenue from Medicare and Medicaid programs, is due to the acquisition of Bio-Reference in August 2015.
We recognize revenue from product sales when persuasive evidence of an arrangement exists, delivery has occurred, collectability is reasonably assured, and the price to the buyer is fixed or determinable, which is generally when goods are shipped and title and risk of loss transfer to our customers. Our estimates for sales returns and allowances are based upon the historical patterns of product returns and allowances taken, matched against the sales from which they originated, and our evaluation of specific factors that may increase or decrease the risk of product returns. Product revenues are recorded net of estimated rebates, chargebacks, discounts, co-pay assistance and other deductions (collectively, "Sales Deductions") as well as estimated product returns. Allowances are recorded as a reduction of revenue at the time product revenues are recognized.
We launched Rayaldee in the U.S. through our dedicated renal sales force in November 2016. Rayaldee is distributed in the U.S. principally through the retail pharmacy channel, which initiates with the largest wholesalers in the U.S. (collectively, "Rayaldee Customers"). In addition to distribution agreements with Rayaldee Customers, we have entered into arrangements with many health care providers and payers that provide for government-mandated and/or privately-negotiated rebates, chargebacks and discounts with respect to the purchase of Rayaldee.
We lack the experiential data which would allow us to estimate Sales Deductions and returns. Therefore, as of December 31, 2016, we have determined that we do not yet meet the criteria for the recognition of revenue for shipments of Rayaldee at the time of shipment to Rayaldee Customers as allowances for Sales Deductions and returns are not known or cannot be reasonably estimated. We will not recognize revenue upon shipment until such time as we can reasonably estimate and record provisions for Sales Deductions and returns utilizing historical information and market research projections.
During the year ended December 31, 2016, we did not recognize any product revenues related to Rayaldee sales. Payments received from Rayaldee Customers in advance of recognition of revenue are recorded as deferred revenue included in Accrued expenses in our Consolidated Balance Sheet. The related deferred revenue balance as of December 31, 2016 was $1.6 million. The corresponding costs of product revenues for which we have not recognized product revenue have similarly not yet been reflected in our Consolidated Statement of Operations.
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

The assessment of our obligations and related performance periods requires significant management judgment. If an agreement contains research and development obligations, the relevant time period for the research and development phase is based on management estimates and could vary depending on the outcome of clinical trials and the regulatory approval process. Such changes could materially impact the revenue recognized, and as a result, management reviews the estimates related to the relevant time period of research and development on a periodic basis. For the years ended December 31, 2016, 2015 and 2014 we recorded $126.1 million, $81.9 million and $5.5 million of revenue from the transfer of intellectual property, respectively. For the year ended December 31, 2016, revenue from the transfer of intellectual property included $50.0 million related to the VFMCRP Agreement and $70.6 million related to the Pfizer Transaction. Refer to Note 14. For the year ended December 31, 2015, revenue from the transfer of intellectual property included $15.0 million related to a milestone payment that TESARO, Inc. (“TESARO”) paid us under our license agreement with them and $65.5 million related to the Pfizer Transaction. For the year ended December 31, 2014, $5.0 million related to a milestone payment that TESARO paid us under our license agreement with them.
Revenue from milestone payments related to arrangements under which we have continuing performance obligations are recognized as Revenue from transfer of intellectual property upon achievement of the milestone only if all of the following conditions are met: the milestone payments are non-refundable; there was substantive uncertainty at the date of entering into the arrangement that the milestone would be achieved; the milestone payment is commensurate with either our performance to achieve the milestone or the enhancement of the value of the delivered item by us; the milestone relates solely to past performance; and the amount of the milestone payment is reasonable in relation to the effort expended or the risk associated with the achievement of the milestone. If any of these conditions are not met, the milestone payments are not considered to be substantive and are, therefore, deferred and recognized as Revenue from transfer of intellectual property over the term of the arrangement as we complete our performance obligations.
Total deferred revenue included in Accrued expenses and Other long-term liabilities was $162.4 million and $232.9 million at December 31, 2016 and 2015, respectively. The deferred revenue balance at December 31, 2016 and 2015 relates primarily to the Pfizer Transaction. Refer to Note 14.
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
While we have receivables due from federal and state governmental agencies, we do not believe that such receivables represent a credit risk since the related health care programs are funded by federal and state governments, and payment is primarily dependent upon submitting appropriate documentation. Accounts receivable balances (net of contractual adjustments) from Medicare and Medicaid were $50.5 million and $26.1 million at December 31, 2016 and 2015, respectively.
The portion of our accounts receivable due from individual patients comprises the largest portion of credit risk. At December 31, 2016 and 2015, receivables due from patients represent approximately 7.3% and 7.5%, respectively, of our consolidated accounts receivable (prior to allowance for doubtful accounts).
We assess the collectability of accounts receivable balances by considering factors such as historical collection experience, customer credit worthiness, the age of accounts receivable balances, regulatory changes and current economic conditions and trends that may affect a customer’s ability to pay. Actual results could differ from those estimates. Our reported net income (loss) is directly affected by our estimate of the collectability of accounts receivable. The allowance for doubtful accounts was $36.3 million and $25.2 million at December 31, 2016 and 2015, respectively. The provision for bad debts for the years ended December 31, 2016 and 2015 was $83.5 million and $24.5 million, respectively.
Equity-based compensation. We measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is recognized in the Consolidated Statement of Operations over the period during which an employee is required to provide service in exchange for the award. We record excess tax benefits, realized from the exercise of stock options as a financing cash inflow and as a reduction of taxes paid in cash flow from operations. Equity-based compensation arrangements to non-employees are recorded at their fair value on the measurement date. The measurement of equity-based compensation to non-employees is subject to periodic adjustment as the underlying equity instruments vest. During the years ended December 31, 2016, 2015 and 2014, we recorded $42.7 million, $26.1 million and $14.8 million, respectively, of equity-based compensation expense.
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
Segment reporting. Our chief operating decision-maker (“CODM”) is Phillip Frost, M.D., our Chairman and Chief Executive Officer. Our CODM reviews our operating results and operating plans and makes resource allocation decisions on a Company-wide or aggregate basis. We manage our operations in two reportable segments, pharmaceutical and diagnostics. The pharmaceutical segment consists of our pharmaceutical operations we acquired in Chile, Mexico, Ireland, Israel and Spain and our pharmaceutical research and development. The diagnostics segment primarily consists of clinical laboratory operations we acquired through the acquisition of Bio-Reference and point-of-care operations. There are no significant inter-segment sales. We evaluate the performance of each segment based on operating profit or loss. There is no inter-segment allocation of interest expense and income taxes. Refer to Note 16.
Shipping and handling costs. We do not charge customers for shipping and handling costs. Shipping and handling costs are classified as Cost of revenues in the Consolidated Statement of Operations.
Foreign currency translation. The financial statements of certain of our foreign operations are measured using the local currency as the functional currency. The local currency assets and liabilities are generally translated at the rate of exchange to the United States (“U.S.”) dollar on the balance sheet date and the local currency revenues and expenses are translated at average rates of exchange to the U.S. dollar during the reporting periods. Foreign currency transaction gains (losses) have been reflected as a component of Other income (expense), net within the Consolidated Statement of Operations and foreign currency translation gains (losses) have been included as a component of the Consolidated Statement of Comprehensive Loss. During the years ended December 31, 2016, 2015 and 2014, we recorded $0.8 million, $(2.4) million and $(4.8) million, respectively of transaction gains (losses).
Variable interest entities. The consolidation of variable interest entities (“VIE”) is required when an enterprise has a controlling financial interest. A controlling financial interest in a VIE will have both of the following characteristics: (a) the power to direct the activities of a VIE that most significantly impact the VIE’s economic performance and (b) the obligation to absorb losses of the VIE that could potentially be significant to the VIE. In July 2015, we deconsolidated SciVac Therapeutics Inc. (“STI”), and account for our retained interest in STI as an equity method investment. Refer to Note 4.
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
Recent accounting pronouncements. In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers.” ASU 2014-09, as amended, clarifies the principles for recognizing revenue and develops a common revenue standard for GAAP and International Financial Reporting Standards that removes inconsistencies and weaknesses in revenue requirements, provides a more robust framework for addressing revenue issues, improves comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets, provides more useful information to users of financial statements through improved disclosure requirements and simplifies the preparation of financial statements by reducing the number of requirements to which an entity must refer. ASU 2014-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. Companies can choose to apply the ASU using either the full retrospective approach or a modified retrospective approach. We continue to evaluate both methods of adoption and the impact that the adoption of this ASU will have on our Consolidated Financial Statements.
In June 2014, the FASB issued ASU No. 2014-12, “Accounting for Share-Based Payments When the Terms of an Award

Provide That a Performance Target Could Be Achieved after the Requisite Service Period (a consensus of the FASB Emerging Issues Task Force).” ASU 2014-12 requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. ASU 2014-12 was effective for the Company beginning after January 1, 2016. Our adoption of ASU 2014-12 in the first quarter of 2016 using the prospective application did not have a material impact on our Consolidated Financial Statements.
In August 2014, the FASB issued ASU No. 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” to provide guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and to provide related footnote disclosures. ASU 2014-15 is effective for annual periods ending after December 15, 2016 with early adoption permitted. Our adoption of ASU 2014-15 in 2016 did not have an impact on our Consolidated Financial Statements.
In February 2015, the FASB issued ASU No. 2015-02, “Consolidation (Topic 810): Amendments to the Consolidation Analysis,” which amends current consolidation guidance including changes to both the variable and voting interest models used by companies to evaluate whether an entity should be consolidated. The requirements from ASU 2015-02 were effective for the Company beginning January 1, 2016. Our adoption of ASU 2015-02 in the first quarter of 2016 did not have a material impact on our Consolidated Financial Statements.
In April 2015, the FASB issued ASU No. 2015-03, “Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs,” which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. ASU 2015-03, as amended, was effective for the Company beginning January 1, 2016. Our adoption of ASU 2015-03 in the first quarter of 2016 did not have a material impact on our Consolidated Financial Statements.
In July 2015, the FASB issued ASU No. 2015-11, “Inventory (Topic 330): Simplifying the Measurement of Inventory,” which changes the measurement principle for entities that do not measure inventory using the last-in, first-out (“LIFO”) or retail inventory method from the lower of cost or market to lower of cost and net realizable value. ASU 2015-11 is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years, with early adoption permitted. We do not expect the adoption of this new guidance to have a material impact on our Consolidated Financial Statements.
In September 2015, the FASB issued ASU No. 2015-16, “Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments,” which replaces the requirement that an acquirer in a business combination account for measurement period adjustments retrospectively with a requirement that an acquirer recognize adjustments to the provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. ASU 2015-16 requires that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. Our early adoption of ASU 2015-16 in 2015 did not have a significant impact on our Consolidated Financial Statements.
In November 2015, the FASB issued ASU No. 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes,” which requires deferred tax liabilities and assets to be classified as noncurrent in a classified statement of financial position.  We early adopted the provisions of this ASU prospectively in the fourth quarter of 2015, and did not retrospectively adjust the prior periods.  The adoption of this ASU simplifies the presentation of deferred income taxes and reduces complexity without decreasing the usefulness of information provided to users of financial statements.  The adoption of ASU 2015-17 did not have a significant impact on our Consolidated Financial Statements.
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
In January 2017, the FASB issued ASU No. 2017-04, “Intangibles - Goodwill and Other (Topic 350),” which simplifies how an entity is required to test for goodwill impairment. ASU 2017-04 will be effective for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019, with early adoption permitted after January 1, 2017. We are currently evaluating the impact of this new guidance on our Consolidated Financial Statements.
Note 3 Loss Per Share
Basic loss per share is computed by dividing our net loss by the weighted average number of shares outstanding during the period. For diluted earnings per share, the dilutive impact of stock options, warrants and conversion options of the 2033 Senior Notes is determined by applying the “treasury stock” method. In the periods in which their effect would be antidilutive, no effect has been given to outstanding options, warrants or the potentially dilutive shares issuable pursuant to the 2033 Senior Notes (defined in Note 6) in the dilutive computation.
A total of 9,494,999, 14,269,717 and 28,456,149 potential shares of Common Stock have been excluded from the calculation of diluted net loss per share for the years ended December 31, 2016, 2015 and 2014, respectively, because their inclusion would be antidilutive.
During the year ended December 31, 2016, 3,420,697 Common Stock options and Common Stock warrants to purchase shares of our Common Stock were exercised, resulting in the issuance of 3,292,753 shares of Common Stock. Of the 3,420,697 Common Stock options and Common Stock warrants exercised, 127,944 shares of Common Stock were surrendered in lieu of a cash payment via the net exercise feature of the agreements.
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
Current assets
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
Revenue and Net income (loss) in the Consolidated Statement of Operations for the year ended December 31, 2016 includes revenue and net loss of Transition Therapeutics from the date of acquisition to December 31, 2016 of $0.0 million and $(2.6) million, respectively.
Our IPR&D assets will not be amortized until the underlying development programs are completed. Upon obtaining regulatory approval, the IPR&D assets are then accounted for as finite-lived intangible assets and amortized on a straight-line basis over its estimated useful life.
Pro forma disclosure for Transition Therapeutics acquisition (unaudited)
The following table includes the pro forma results for the years ended December 31, 2016 and 2015 and combines the results of operations of OPKO and Transition Therapeutics as though the acquisition of Transition Therapeutics had occurred on January 1, 2015.

	For the year ended December 31,
(In thousands)	2016	2015
Revenues	$1,221,661	$491,738
Net loss	(31,807)	(50,660)
Net loss attributable to common shareholders	(31,807)	(49,260)
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

The following table summarizes the purchase price allocation and the fair value of the net assets acquired and liabilities assumed in the acquisition of Bio-Reference at the date of acquisition finalized during the year ended December 31, 2016:

(In thousands)	Bio-Reference
Purchase price:
Value of OPKO Common Stock issued to Bio-Reference shareholders	$947,889
Value of replacement stock options awards to holders of Bio-Reference stock options	2,259
Total purchase price	$950,148

Preliminary value of assets acquired and liabilities assumed:
Current assets
Cash and cash equivalents	$15,800
Accounts receivable	168,164
Inventory	19,674
Other current assets, principally deferred tax assets	105,765
Total current assets	309,403
Property, plant and equipment	112,457
Intangible assets:
Trade name	47,100
Customer relationships	389,800
Technology	100,600
Other intangible assets	7,750
Total intangible assets	545,250
Goodwill	401,821
Investments	5,326
Other assets	13,265
Total assets	1,387,522
Accounts payable and accrued expenses	(108,217)
Income taxes payable	(2,921)
Lines of credit and notes payable	(65,701)
Capital lease obligations	(18,293)
Deferred tax liability (non-current)	(235,904)
Other long-term liabilities	(6,338)
Total purchase price	$950,148
During the year ended December 31, 2016, we finalized our purchase price allocation during the measurement period and obtained new fair value information related to certain assets acquired and liabilities assumed of Bio-Reference. As a result, for the year ended December 31, 2016 we adjusted the purchase price allocation by increasing Other current assets by $44.6 million, decreasing customer relationships by $5.4 million, increasing Other intangible assets by $7.8 million, decreasing Goodwill by $39.3 million, decreasing Accrued expenses by $0.5 million, increasing Income taxes payable by $2.5 million, decreasing Deferred tax liability (non-current) by $0.6 million and increasing Other long-term liabilities by $6.3 million. As a result of these adjustments, Amortization of intangible assets in our Consolidated Statement of Operations for the year ended December 31, 2016 increased $3.1 million.
The purchase price allocation adjustments are largely due to an approval we received from the Internal Revenue Service during 2016 on an application for a change in accounting method.  As a result of the change, we recognized an additional $51.7 million of income tax benefits, of which $39.4 million was recognized as taxes recoverable in Other current assets and $12.3 million was recognized as a reduction of our Deferred tax liability (non-current). In addition, Goodwill was reduced by $51.7 million. OPKO received payment for the $39.4 million taxes recoverable balance during the year ended December 31, 2016.

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
Revenue and Net income (loss) in the Consolidated Statement of Operations for the year ended December 31, 2015 includes revenue and net income of Bio-Reference from the date of acquisition to December 31, 2015 of $321.9 million and $3.2 million, respectively.
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
Revenue and Net income (loss) in the Consolidated Statement of Operations for the year ended December 31, 2015 includes revenue and net income of EirGen from the date of acquisition to December 31, 2015 of $13.5 million and $1.4 million, respectively.
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

Investments
The following table reflects the accounting method, carrying value and underlying equity in net assets of our unconsolidated investments as of December 31, 2016:

(in thousands)
Investment type	Investment Carrying Value	Underlying Equity in Net Assets
Equity method investments	$31,471	$30,195
Variable interest entity, equity method	516	—
Available for sale investments	4,528
Cost method investment	607
Warrants and options	4,017
Total carrying value of investments	$41,139
Equity method investments
Our equity method investments consist of investments in Pharmsynthez (ownership 17%), Cocrystal Pharma, Inc. (“COCP”) (8%), Sevion Therapeutics, Inc. (“Sevion”) (3%), Non-Invasive Monitoring Systems, Inc. ("NIMS") (1%), Neovasc Inc. (4%), VBI (15%), InCellDx, Inc. (27%), and BioCardia, Inc. ("BioCardia") (5%). The total assets, liabilities, and net losses of our equity method investees as of and for the year ended December 31, 2016 were $430.9 million, $205.1 million, and $208.1 million, respectively. We have determined that we and/or our related parties can significantly influence the success of our equity method investments through our board representation and/or voting power. Accordingly, we account for our investment in these entities under the equity method and record our proportionate share of their losses in Loss from investments in investees in our Consolidated Statement of Operations. The aggregate value of our equity method investments based on the quoted market price of their common stock and the number of shares held by us as of December 31, 2016 is $80.1 million.
Available for sale investments
Our available for sale investments consist of investments in RXi Pharmaceuticals Corporation (“RXi”) (ownership 5%), ChromaDex Corporation (2%), MabVax Therapeutics Holdings, Inc. (“MabVax”) (4%), ARNO Therapeutics, Inc. (“ARNO”) (5%) and Xenetic BioSciences, Inc. ("Xenetic") (4%). We have determined that our ownership, along with that of our related parties, does not provide us with significant influence over the operations of our available for sale investments. Accordingly, we account for our investment in these entities as available for sale, and we record changes in these investments as an unrealized gain or loss in Other comprehensive income (loss) each reporting period.
Based on our evaluation of the value of our investments in RXi, including RXi’s decreasing stock price during the year ended December 31, 2016, we determined that the decline in fair value of our RXi common shares was other-than-temporary and recorded an impairment charge of $0.4 million in Other income (expense), net in our Consolidated Statement of Operations for the year ended December 31, 2016 to write our investment in RXi common shares down to its fair value of $0.3 million as of December 31, 2016. Based on our evaluation of the value of our investments in Xenetic, including Xenetic’s decreasing stock price during the year ended December 31, 2016, we determined that the decline in fair value of our Xenetic common shares was other-than-temporary and recorded an impairment charge of $3.5 million in Other income (expense), net in our Consolidated Statement of Operations for the year ended December 31, 2016 to write our investment in Xenetic common shares down to its fair value of $1.3 million as of December 31, 2016. Based on our evaluation of the value of our investments in ARNO, including ARNO's decreasing stock price during the year ended December 31, 2016, we determined that the decline in fair value of our ARNO common shares was other-than-temporary and recorded an impairment charge of $0.8 million in Other income (expense), net in our Consolidated Statement of Operations for the year ended December 31, 2016 to write our investment in ARNO common shares down to zero as of December 31, 2016.
Based on our evaluation of the value of our investments in RXi, including RXi’s decreasing stock price during the year ended December 31, 2015, we determined that the decline in fair value of our RXi common shares was other-than-temporary and recorded an impairment charge of $7.3 million in Other income (expense), net in our Consolidated Statement of Operations for the year ended December 31, 2015 to write our investment in RXi common shares down to its fair value of $0.9 million as of December 31, 2015. Based on our evaluation of the value of our investment in ARNO, including ARNO’s decreasing stock price during the year ended December 31, 2014, we determined that the decline in fair value of our ARNO common shares was other-than-temporary and recorded an impairment charge of $1.4 million in Other income (expense), net in our Consolidated Statement of Operations for the year ended December 31, 2014 to write our investment in ARNO common shares down to its fair value of $0.6 million as of December 31, 2014. Refer to Note 17 for further discussion of the fair value of our available for sale investments.

Sales of investments
Gains (losses) included in earnings from sales of our investments for the years ended December 31, 2016, 2015 and 2014 were $0.0 million, $0.0 million and $1.3 million, respectively, and were recorded in Other income (expense), net in our Consolidated Statement of Operations. The cost of securities sold is based on the specific identification method. Refer to Investment in SciVac below.
Warrants and options
In addition to our equity method investments and available for sale investments, we hold options to purchase 1.0 million additional shares of Neovasc, which are fully vested as of December 31, 2016, options to purchase 5.0 million additional shares of BioCardia, none of which are vested as of December 31, 2016, and 1.0 million, 2.3 million, 0.3 million, 0.7 million, 0.7 million, 0.5 million and 0.2 million of warrants to purchase additional shares of COCP, ARNO, Sevion, MabVax, InCellDx, Inc., Xenetic and RXi, respectively. We recorded the changes in the fair value of the options and warrants in Fair value changes of derivative instruments, net in our Consolidated Statement of Operations. We also recorded the fair value of the options and warrants in Investments, net in our Consolidated Balance Sheet. See further discussion of the Company’s options and warrants in Note 17 and Note 18.
Investments in variable interest entities
We have determined that we hold variable interests in Zebra Biologics, Inc. (“Zebra”). We made this determination as a result of our assessment that Zebra does not have sufficient resources to carry out its principal activities without additional financial support.
We own 1,260,000 shares of Zebra Series A-2 Preferred Stock and 900,000 shares of Zebra restricted common stock (ownership 28% at December 31, 2016). Zebra is a privately held biotechnology company focused on the discovery and development of biosuperior antibody therapeutics and complex drugs. Dr. Richard Lerner, M.D., a member of our Board of Directors, is a founder of Zebra and, along with Dr. Frost, serves as a member of Zebra’s Board of Directors.
In order to determine the primary beneficiary of Zebra, we evaluated our investment and our related parties’ investment, as well as our investment combined with the related party group’s investment to identify if we had the power to direct the activities that most significantly impact the economic performance of Zebra. Based on the capital structure, governing documents and overall business operations of Zebra, we determined that, while a VIE, we do not have the power to direct the activities that most significantly impact Zebra’s economic performance and no obligation to fund expected losses. We did determine, however, that we can significantly influence the success of Zebra through our board representation and voting power. Therefore, we have the ability to exercise significant influence over Zebra’s operations and account for our investment in Zebra under the equity method.
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
In May 2016, STI completed a merger transaction pursuant to which a wholly-owned subsidiary of STI merged with and into VBI Vaccines Inc. with VBI Vaccines Inc. surviving the merger as a wholly-owned subsidiary of STI, and STI changed its name to VBI Vaccines Inc. (“VBI”) . We recorded a $2.5 million gain in connection with the merger transaction in Other income (expense), net in our Consolidated Statement of Operations for the year ended December 31, 2016. In June 2016, we invested an additional $5.7 million in VBI for 1,362,370 shares of its common stock. As a result of these two transactions, OPKO’s ownership in VBI changed to 15%.
We account for our investment in VBI under the equity method as we have determined that we can significantly influence VBI through our board representation.
Other
On January 5, 2016, we completed a stock exchange agreement (the “Exchange Agreement”) with Relative Core Cyprus Limited (“Relative Core”) pursuant to which Relative Core agreed to transfer and sell to us $5.0 million of Xenetic shares in exchange for $5.0 million shares of our common stock. We issued 494,462 shares of our common stock to Relative Core and received 10,204,082 shares of Xenetic common stock from Relative Core. The number of shares exchanged in the transaction was calculated based on the average closing sale price for our common stock on the NYSE for the ten (10) consecutive trading day period ending on the second day prior to the closing and the average closing sale price for Xenetic’s common stock on the OTC “Pink Sheet” for the ten (10) consecutive trading day period ending on the second day prior to the closing. We account for investment in Xenetic as an available for sale investment.
In March 2016, we entered into an agreement with Relative Core pursuant to which we delivered $5.0 million cash to Relative Core in exchange for a $5.0 million promissory note (“Relative Note”) which bears interest at 10% and is due in March 2017. The Relative Note is secured by 4,000,000 shares of common stock of Xenetic and 494,462 shares of OPKO common stock. We recorded the Relative Note within Other current assets and prepaid expenses in our Consolidated Balance Sheet.

Note 5 Composition of Certain Financial Statement Captions

	For the years ended December 31,
(In thousands)	2016	2015
Accounts receivable, net
Accounts receivable	$256,552	$219,043
Less: allowance for doubtful accounts	(36,268)	(25,168)
	$220,284	$193,875
Inventories, net
Consumable supplies	$23,448	$22,265
Finished products	16,143	13,404
Work in-process	3,896	1,215
Raw materials	4,686	3,848
Less: inventory reserve	(945)	(1,051)
	$47,228	$39,681
Other current assets and prepaid expenses
Other receivables	$13,021	$11,946
Taxes recoverable	16,187	3,076
Prepaid supplies	6,952	8,773
Prepaid insurance	3,688	2,206
Other	7,508	903
	$47,356	$26,904
Property, plant and equipment, net:
Machinery, medical and other equipment	$100,100	$89,936
Leasehold improvements	30,122	27,949
Furniture and fixtures	11,247	11,403
Automobiles and aircraft	13,342	10,271
Software	10,990	10,497
Building	5,696	5,965
Land	2,264	2,394
Construction in process	5,848	425
Less: accumulated depreciation	(56,778)	(27,042)
	$122,831	$131,798
Intangible assets, net:
Customer relationships	$443,560	$449,972
Technologies	340,397	151,709
Trade names	50,442	50,416
Covenants not to compete	16,348	8,612
Licenses	23,506	23,432
Product registrations	7,641	7,512
Other	5,289	5,600
Less: accumulated amortization	(123,207)	(59,101)
	$763,976	$638,152
Accrued expenses:
Deferred revenue	$73,434	$70,246
Employee benefits	43,792	29,751
Taxes payable	4,430	7,605
Contingent consideration	259	22,164

	For the years ended December 31,
(In thousands)	2016	2015
Clinical trials	5,935	2,505
Capital leases short-term	3,025	5,373
Milestone payment	4,865	5,000
Professional fees	4,035	1,506
Other	58,180	23,749
	$197,955	$167,899

Other long-term liabilities:
Deferred revenue	$89,016	$162,634
Line of credit	38,809	72,107
Contingent consideration	44,817	32,258
Capital leases long-term	7,216	9,285
Mortgages and other debts payable	717	2,523
Other	21,908	13,663
	$202,483	$292,470
The following table summarizes the fair values assigned to our major intangible asset classes upon each acquisition:

(In thousands)	Technologies	In-process research and development	Customer relationships	Product registrations	Covenants not to compete	Trade names	Other	Total identified intangible assets	Goodwill
Bio-Reference	$100,600	$—	$389,800	$—	$7,750	$47,100	$—	$545,250	$401,821
CURNA	—	10,000	—	—	—	—	290	10,290	4,827
EirGen	—	560	34,155	—	—	—	3,919	38,634	83,373
FineTech	2,700	—	14,200	—	1,500	400	—	18,800	11,623
OPKO Biologics	—	590,200	—	—	—	—	—	590,200	139,784
OPKO Chile	—	—	3,945	5,829	—	1,032	—	10,806	5,441
OPKO Diagnostics	44,400	—	—	—	—	—	—	44,400	17,977
OPKO Health Europe	3,017	1,459	436	2,930	187	349	—	8,378	8,062
OPKO Lab	1,370	—	3,860	—	6,900	1,830	70	14,030	29,629
OPKO Renal	—	191,530	—	—	—	—	210	191,740	2,411
Transition Therapeutics	—	41,000	—	—	—	—	—	41,000	3,453
Weighted average amortization period	8-12 years	Indefinite	6-20 years	9 years	5 years	4-5 years	3-10 years		Indefinite
All of the intangible assets and goodwill acquired relate to our acquisitions of principally OPKO Renal, OPKO Biologics, EirGen and Bio-Reference. We do not anticipate capitalizing the cost of product registration renewals, rather we expect to expense these costs, as incurred. Our goodwill is not tax deductible for income tax purposes in any jurisdiction we operate in.
We reclassified $187.6 million of IPR&D related to Rayaldee from In-process research and development to Intangible assets, net in our Consolidated Balance Sheet upon the FDA’s approval of Rayaldee in June 2016. In addition, we made certain purchase price allocation adjustments related to the Bio-Reference acquisition during the year ended December 31, 2016. Refer to Note 4. Other changes in value of the intangible assets and goodwill during 2016 are primarily due to foreign currency fluctuations between the Chilean and Mexican pesos, the Euro and the Shekel against the U.S. dollar. For the year ended December 31, 2015, the changes in value of the intangible assets and goodwill are primarily due to the acquisitions of Bio-Reference and EirGen and foreign currency fluctuations between the Chilean and Mexican pesos, the Euro and the Shekel against the U.S. dollar.

The following table reflects the changes in the allowance for doubtful accounts, provision for inventory reserve and tax valuation allowance accounts:

(In thousands)	Beginning balance	Charged to expense	Written-off	Charged to other	Ending balance
2016
Allowance for doubtful accounts	$(25,168)	(83,463)	68,840	3,523	$(36,268)
Inventory reserve	$(1,051)	(20)	296	(170)	$(945)
Tax valuation allowance	$(42,147)	7,726	—	(20,994)	$(55,415)
2015
Allowance for doubtful accounts	$(1,906)	(24,548)	928	358	$(25,168)
Inventory reserve	$(639)	(926)	435	79	$(1,051)
Tax valuation allowance	$(131,931)	—	—	89,784	$(42,147)
The following table summarizes the changes in Goodwill during the years ended December 31, 2016 and 2015.

	2016				2015
(In thousands)	Balance at January 1st	Purchase accounting adjustments	Foreign exchange	Balance at December 31st	Balance at January 1	Purchase accounting adjustments	Foreign exchange	Balance at December 31
Pharmaceuticals
CURNA	$4,827	$—	$—	$4,827	$4,827	$—	$—	$4,827
EirGen	81,139	—	(2,781)	78,358	—	83,373	(2,234)	81,139
FineTech	11,698	—	—	11,698	11,698	—	—	11,698
OPKO Biologics	139,784	—	—	139,784	139,784	—	—	139,784
OPKO Chile	4,517	—	268	4,785	5,283	—	(766)	4,517
OPKO Health Europe	7,191	—	(255)	6,936	8,013	—	(822)	7,191
OPKO Mexico	—	—	—	—	100	—	(100)	—
OPKO Renal	2,069	—	—	2,069	2,069	—	—	2,069
SciVac	—	—	—	—	1,553	—	(1,553)	—
Transition Therapeutics	—	3,453	(93)	3,360	—	—	—	—

Diagnostics
Bio-Reference	441,158	(39,337)	—	401,821	—	441,158	—	441,158
OPKO Diagnostics	17,977	—	—	17,977	17,977	—	—	17,977
OPKO Lab	32,988	—	—	32,988	32,988	—	—	32,988
	$743,348	$(35,884)	$(2,861)	$704,603	$224,292	$524,531	$(5,475)	$743,348

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
The following table sets forth information related to the 2033 Senior Notes which is included in our Consolidated Balance Sheet as of December 31, 2016:

(In thousands)	Embedded conversion option	2033 Senior Notes	Discount	Debt Issuance Cost	Total
Balance at December 31, 2015	$23,737	$32,200	$(6,525)	$(426)	$48,986
Amortization of debt discount	—	—	1,913	153	2,066
Change in fair value of embedded derivative	(7,001)	—	—	—	(7,001)
Conversion	—	(350)	—	—	(350)
Balance at December 31, 2016	$16,736	$31,850	$(4,612)	$(273)	$43,701
The following table sets forth information related to the 2033 Senior Notes which is included in our Consolidated Balance Sheet as of December 31, 2015:

(In thousands)	Embedded conversion option	2033 Senior Notes	Discount	Debt Issuance Cost	Total
Balance at December 31, 2014	$65,947	$87,642	$(22,135)	$(1,638)	$129,816
Amortization of debt discount	—	—	2,613	233	2,846
Change in fair value of embedded derivative	36,587	—	—	—	36,587
Conversion	(78,797)	(55,442)	12,997	979	(120,263)
Balance at December 31, 2015	$23,737	$32,200	$(6,525)	$(426)	$48,986
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
For accounting and financial reporting purposes, we combine these embedded derivatives and value them together as one unit of accounting. At each reporting period, we record these embedded derivatives at fair value which is included as a component of the 2033 Senior Notes on our Consolidated Balance Sheet.
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
On April 1, 2015, we initially announced that our 2033 Senior Notes were convertible through June 2015 by holders of such notes. This conversion right was triggered because the closing price per share of our Common Stock exceeded $9.19, or 130% of the initial conversion price of $7.07, for at least 20 of 30 consecutive trading days during the applicable measurement period. We have elected to satisfy our conversion obligation under the 2033 Senior Notes in shares of our Common Stock. Our 2033 Senior Notes continued to be convertible by holders of such notes for the remainder of 2015 and 2016 and continue to be convertible for the first quarter of 2017, and may be convertible thereafter, if one or more of the conversion conditions specified in the Indenture is satisfied during future measurement periods. Pursuant to the Indenture, a holder who elects to convert the 2033 Senior Notes will receive 141.4827 shares of our Common Stock plus such number of additional shares as is applicable on the conversion date per $1,000 principal amount of 2033 Senior Notes based on the early conversion provisions in the Indenture. See further discussion in Note 14.
We used a binomial lattice model in order to estimate the fair value of the embedded derivative in the 2033 Senior Notes. A binomial lattice model generates two probable outcomes — one up and another down —arising at each point in time, starting from the date of valuation until the maturity date. A lattice model was initially used to determine if the 2033 Senior Notes would be converted, called or held at each decision point. Within the lattice model, the following assumptions are made: (i) the 2033 Senior Notes will be converted early if the conversion value is greater than the holding value; or (ii) the 2033 Senior Notes will be called if the holding value is greater than both (a) the redemption price (as defined in the Indenture) and (b) the conversion value plus the coupon make-whole payment at the time. If the 2033 Senior Notes are called, then the holders will maximize their value by finding the optimal decision between (1) redeeming at the redemption price and (2) converting the 2033 Senior Notes.
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

The following table sets forth the inputs to the lattice model used to value the embedded derivative:

	December 31, 2016	December 31, 2015	December 31, 2014
Stock price	$9.30	$10.05	$9.99
Conversion Rate	141.4827	141.4827	141.4827
Conversion Price	$7.07	$7.07	$7.07
Maturity date	February 1, 2033	February 1, 2033	February 1, 2033
Risk-free interest rate	1.22%	1.33%	1.40%
Estimated stock volatility	47%	50%	39%
Estimated credit spread	765 basis points	1,142 basis points	1,081 basis points
The following table sets forth the fair value of the 2033 Senior Notes with and without the embedded derivatives, and the fair value of the embedded derivatives at December 31, 2016, 2015 and 2014. At December 31, 2016, 2015 and 2014, the principal amount of the 2033 Senior Notes was $31.9 million, $32.2 million and $87.6 million, respectively:

(In thousands)	December 31, 2016	December 31, 2015	December 31, 2014
Fair value of 2033 Senior Notes:
With the embedded derivatives	$45,204	$48,384	$129,009
Without the embedded derivatives	$28,468	$24,647	$63,062
Estimated fair value of the embedded derivatives	$16,736	$23,737	$65,947
Changes in certain inputs into the lattice model can have a significant impact on changes in the estimated fair value of the embedded derivatives. For example, a decrease in our estimated credit spread results in an increase in the estimated value of the embedded derivatives. Conversely, a decrease in the price of our Common Stock results in a decrease in the estimated fair value of the embedded derivatives. For the year ended December 31, 2016, we observed a decrease in the market price of our Common Stock which primarily resulted in a $7.0 million decrease in the estimated fair value of our embedded derivatives recorded in Fair value changes of derivative instruments, net in our Consolidated Statement of Operations. For the year ended December 31, 2015, we observed an increase in the market price of our Common Stock which primarily resulted in a $36.6 million increase in the estimated fair value of our embedded derivatives recorded in Fair value changes of derivative instruments, net in our Consolidated Statement of Operations.
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
The Credit Agreement contains customary covenants and restrictions, including, without limitation, covenants that require Bio-Reference and its subsidiaries to maintain a minimum fixed charge coverage ratio if availability under the new credit facility falls below a specified amount and to comply with laws and restrictions on the ability of Bio-Reference and its subsidiaries to incur additional indebtedness or to pay dividends and make certain other distributions to the Company, subject to certain exceptions as specified therein. Failure to comply with these covenants would constitute an event of default under the Credit Agreement, notwithstanding the ability of Bio-Reference to meet its debt service obligations. The Credit Agreement also includes various customary remedies for the lenders following an event of default, including the acceleration of repayment of outstanding amounts under the Credit Agreement and execution upon the collateral securing obligations under the Credit Agreement. Substantially all the assets of Bio-Reference and its subsidiaries are restricted from sale, transfer, lease, disposal or distributions to the Company, subject to certain exceptions. Bio-Reference and its subsidiaries net assets as of December 31, 2016 were approximately $1.0 billion, which includes goodwill of $401.8 million and intangible assets of $488.7 million.
In addition to the Credit Agreement with CB, we have line of credit agreements with ten other financial institutions as of December 31, 2016 and ten other financial institutions as of December 31, 2015 in United States, Chile and Spain. These lines of credit are used primarily as a source of working capital for inventory purchases.
The following table summarizes the amounts outstanding under the Bio-Reference, Chilean and Spanish lines of credit:

(Dollars in thousands)			Balance Outstanding
Lender	Interest rate on borrowings at December 31, 2016	Credit line capacity	December 31, 2016	December 31, 2015
JP Morgan Chase	3.75%	$175,000	$38,809	$72,107
Itau Bank	5.50%	1,450	419	282
Bank of Chile	6.60%	2,500	1,619	2,313
BICE Bank	5.50%	2,000	1,538	1,502
BBVA Bank	5.50%	2,300	1,063	1,825
Security Bank	N/A	—	—	145
Estado Bank	5.50%	2,400	1,870	2,210
Santander Bank	5.50%	3,000	1,196	1,345
Scotiabank	5.00%	1,300	789	939
Corpbanca	5.00%	500	18	—
Banco Bilbao Vizcaya	2.90%	263	—	—
Total		$190,713	$47,321	$82,668
At December 31, 2016 and 2015, the weighted average interest rate on our lines of credit was approximately 4.7% and 4.3%, respectively.
At December 31, 2016 and 2015, we had notes payable and other debt (excluding the 2033 Senior Notes, the Credit Agreement and amounts outstanding under lines of credit) as follows:

(In thousands)	December 31, 2016	December 31, 2015
Current portion of notes payable	$3,681	$1,054
Other long-term liabilities	2,090	1,963
Total	$5,771	$3,017
The notes and other debt mature at various dates ranging from 2017 through 2024 bearing variable interest rates from 1.8% up to 6.3%. The weighted average interest rate on the notes and other debt at December 31, 2016 and 2015, was 3.2% and 4.3%, respectively. The notes are secured by our office space in Barcelona.

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
In addition to our equity-based compensation plans, we have issued warrants to purchase our Common Stock. Refer to Note 9 for additional information on our share-based compensation plans. The table below provides additional information for warrants outstanding as of December 31, 2016.

Warrants	Number of warrants	Weighted average exercise price	Expiration date
Outstanding at December 31, 2015	2,173,723	$0.86	Various from January 2017 through March 2017
Exercised	(1,534,125)	0.86
Expired	—	—
Outstanding and Exercisable at December 31, 2016	639,598	$0.86	Various from January 2017 through March 2017
Of the 1,534,125 Common Stock warrants exercised, 2,564 shares were surrendered in lieu of a cash payment via the net exercise feature of the warrant agreements.
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
Of the authorized Preferred Stock, 4,000,000 shares, 500,000 shares and 2,000,000 shares were designated Series A Preferred Stock, Series C Preferred Stock and Series D Preferred Stock, respectively. As of December 31, 2016 and 2015, there were no shares of Series A Preferred Stock, Series C Preferred Stock or Series D Preferred Stock issued or outstanding.

Note 8 Accumulated Other Comprehensive Income (Loss)
For the year ended December 31, 2016, changes in Accumulated other comprehensive income (loss), net of tax, were as follows:

(In thousands)	Foreign currency translation	Unrealized gain (loss) in Accumulated OCI	Total
Balance at December 31, 2015	$(21,791)	$(746)	$(22,537)
Other comprehensive income (loss) before reclassifications	(4,955)	(3,810)	(8,765)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	—	4,293	4,293
Net other comprehensive loss	(4,955)	483	(4,472)
Balance at December 31, 2016	$(26,746)	$(263)	$(27,009)
Amounts reclassified from Accumulated other comprehensive income (loss) for the year ended December 31, 2016 includes other-than-temporary impairment charges on our investments in Xenetic, ARNO and RXi as discussed in Note 4. Amounts reclassified for our available for sale investments were based on the specific identification method.

For the year ended December 31, 2015, changes in Accumulated other comprehensive income, net of tax, were as follows:

(In thousands)	Foreign currency translation	Unrealized gain (loss) in Accumulated OCI	Total
Balance at December 31, 2014	$(6,717)	$(5,675)	$(12,392)
Other comprehensive income (loss) before reclassifications	(15,074)	(2,378)	(17,452)
Amounts reclassified from accumulated other comprehensive income, net of tax	—	7,307	7,307
Net other comprehensive loss	(15,074)	4,929	(10,145)
Balance at December 31, 2015	$(21,791)	$(746)	$(22,537)
Amounts reclassified from Accumulated other comprehensive income (loss) for the year ended December 31, 2015 includes an other-than-temporary impairment charge on our investment in RXi as discussed in Note 4. Amounts reclassified for our available for sale investments were based on the specific identification method.

Note 9 Equity-Based Compensation
We maintain six equity-based incentive compensation plans, the 2016 Equity Incentive Plan, the Acuity Pharmaceuticals, Inc. 2003 Equity Incentive Plan, the 2007 Equity Incentive Plan, the 2000 Stock Option Plan, the Modigene Inc. 2005 Stock Incentive Plan and the Modigene Inc. 2007 Equity Incentive Plan that provide for grants of stock options and restricted stock to our directors, officers, key employees and certain outside consultants. Equity awards granted under our 2016 Equity Incentive Plan are exercisable for a period of up to 10 years from the date of grant. Equity awards granted under our 2007 Equity Incentive Plan are exercisable for a period of either 7 years or 10 years from the date of grant. Equity awards granted under our 2000 Stock Option Plan, 2003 Equity Incentive Plan and the two Modigene Plans are exercisable for a period of up to 10 years from date of grant. Vesting periods range from immediate to 5 years.
We classify the cash flows resulting from the tax benefit that arises when the tax deductions exceed the compensation cost recognized for those equity awards (excess tax benefits) as financing cash inflows. There were no excess tax benefits for the years ended December 31, 2016, 2015, and 2014.
Equity-based compensation arrangements to non-employees are accounted for at their fair value on the measurement date. The measurement of equity-based compensation to non-employees is subject to periodic adjustment over the vesting period of the equity instruments.
Valuation and Expense Information
We recorded equity-based compensation expense of $42.7 million, $26.1 million and $14.8 million for the years ended December 31, 2016, 2015, and 2014, respectively, all of which were reflected as operating expenses. Of the $42.7 million of equity based compensation expense recorded in the year ended December 31, 2016, $33.4 million was recorded as selling, general and administrative expenses, $7.5 million was recorded as research and development expenses and $1.8 million was recorded as a cost of revenue. Of the $26.1 million of equity based compensation expense recorded in the year ended December 31, 2015, $17.4 million was recorded as selling, general and administrative expense and $7.9 million was recorded as research and development expenses and $0.8 million was recorded as a cost of revenue. Of the $14.8 million of equity based compensation expense recorded in the year ended December 31, 2014, $9.7 million was recorded as selling, general and administrative expense and $5.0 million was recorded as research and development expenses.
We estimate forfeitures of stock options and recognize compensation cost only for those awards expected to vest. Forfeiture rates are determined for all employees and non-employee directors based on historical experience and our estimate of future vesting. Estimated forfeiture rates are adjusted from time to time based on actual forfeiture experience.
As of December 31, 2016, there was $72.6 million of unrecognized compensation cost related to the stock options granted under our equity-based incentive compensation plans. Such cost is expected to be recognized over a weighted-average period of approximately 3.0 years.
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

	Year Ended December 31, 2016	Year Ended December 31, 2015	Year Ended December 31, 2014
Expected term (in years)	1.0 - 10.0	1.0 - 10.0	1.0 - 10.0
Risk-free interest rate	0.71% - 2.51%	0.26% - 2.42%	0.10% - 2.65%
Expected volatility	38% - 64%	32% - 64%	31% - 72%
Expected dividend yield	0%	0%	0%
Expected Term: For the expected term of options granted to employees and non-employee directors, we used an estimate of the expected option life based on historical experience. The expected term of stock options issued to non-employee consultants is the remaining contractual life of the options issued.
Risk-Free Interest Rate: The risk-free interest rate is based on the rates paid on securities issued by the U.S. Treasury with a term approximating the expected life of the option.

Expected Volatility: The expected volatility for stock options was based on the historical volatility of our Common Stock.
Expected Dividend Yield: We do not intend to pay dividends on Common Stock for the foreseeable future. Accordingly, we used a dividend yield of zero in the assumptions.
We maintain incentive stock plans that provide for the grants of stock options to our directors, officers, employees and non-employee consultants. As of December 31, 2016, there were 26,866,484 shares of Common Stock reserved for issuance under our 2016 Equity Incentive Plan and our 2007 Equity Incentive Plan. We intend to issue new shares upon the exercise of stock options. Stock options granted under these plans have been granted at an option price equal to the closing market value of the stock on the date of the grant. Stock options granted under these plans to employees typically become exercisable over four years in equal annual installments after the date of grant, and stock options granted to non-employee directors become exercisable in full one-year after the grant date, subject to, in each case, continuous service with us during the applicable vesting period. We assumed stock options to grant Common Stock as part of the mergers with Acuity Pharmaceuticals, Inc., Froptix, Inc., OPKO Biologics and Bio-Reference, which reflected various vesting schedules, including monthly vesting to employees and non-employee consultants.
A summary of option activity under our stock option plans as of December 31, 2016, and the changes during the year is presented below:

Options	Number of options	Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate intrinsic value (in thousands)
Outstanding at December 31, 2015	31,286,787	$9.55	6.97	$63,902
Granted	7,945,500	$10.22
Exercised	(1,836,572)	$4.67
Forfeited	(1,472,314)	$11.28
Expired	(1,282,887)	$1.53
Outstanding at December 31, 2016	34,640,514	$10.18	6.79	$32,984
Vested and expected to vest at December 31, 2016	31,724,227	$10.07	6.64	$32,477
Exercisable at December 31, 2016	14,494,573	$8.59	4.50	$29,385
The total intrinsic value of stock options exercised for the years ended December 31, 2016, 2015, and 2014 was $9.9 million, $69.9 million and $14.6 million, respectively.
The weighted average grant date fair value of stock options granted for the years ended December 31, 2016, 2015, and 2014 was $4.78, $5.00, and $4.64, respectively. The total fair value of stock options vested during the years ended December 31, 2016, 2015, and 2014 was $30.2 million, $13.3 million and $10.9 million, respectively.

Note 10 Income Taxes
We operate and are required to file tax returns in the U.S. and various foreign jurisdictions.
The benefit (provision) for incomes taxes consists of the following:

	For the years ended December 31,
(In thousands)	2016	2015	2014
Current
Federal	$—	$430	$225
State	(2,931)	(2,157)	247
Foreign	(2,438)	(8,134)	(1,514)
	(5,369)	(9,861)	(1,042)
Deferred
Federal	25,739	109,286	—
State	10,657	12,327	(167)
Foreign	25,088	1,923	1,185
	61,484	123,536	1,018
Total, net	$56,115	$113,675	$(24)
Deferred income tax assets and liabilities as of December 31, 2016 and 2015 are comprised of the following:

(In thousands)	December 31, 2016	December 31, 2015
Deferred income tax assets:
Federal net operating loss	$76,792	$71,658
State net operating loss	36,285	14,227
Foreign net operating loss	32,895	33,701
Research and development expense	3,246	5,138
Tax credits	20,894	7,388
Stock options	36,485	24,756
Accruals	8,306	7,086
Equity investments	7,011	4,420
Bad debts	14,283	38,809
Lease liability	3,233	7,022
Foreign credits	10,253	—
Available for sale securities	4,792	—
Other	7,795	7,104
Deferred income tax assets	262,270	221,309
Deferred income tax liabilities:
Intangible assets	(354,043)	(386,588)
Fixed assets	(13,710)	(17,072)
Other	(2,121)	(1,538)
Deferred income tax liabilities	(369,874)	(405,198)
Net deferred income tax liabilities	(107,604)	(183,889)
Valuation allowance	(55,415)	(42,147)
Net deferred income tax liabilities *	$(163,019)	$(226,036)

* The components of December 31, 2016 Net deferred income tax liability is presented on the Consolidated Balance Sheet as follows: $(165,331) within Deferred tax liabilities, net and $2,312 within Other assets.

The changes in deferred income tax assets, liabilities and valuation allowances at December 31, 2016 reflect the acquisition of various legal entities, including the tax attributes. The acquisitions were accounted for under U.S. GAAP as stock acquisitions and business combinations. As of December 31, 2016, we have federal, state and foreign net operating loss carryforwards of approximately $409.3 million, $406.6 million and $186.6 million, respectively, that expire at various dates through 2036. Included in the foreign net operating losses is $98.6 million related to OPKO Biologics. As of December 31, 2016, we have research and development tax credit carryforwards of approximately $18.5 million that expire in varying amounts through 2036. As of each reporting date, management considers new evidence, both positive and negative, that could affect its view of the future realization of deferred tax assets.
As a result of certain realization requirements of ASC 718, Compensation - Stock Compensation, the table of deferred tax assets and liabilities shown above does not include certain deferred tax assets as of December 31, 2016 and 2015, that arose directly from (or the use of which was postponed by) tax deductions related to equity compensation that are greater than the compensation recognized for financial reporting. Equity will be increased by $33.7 million if and when such deferred tax assets are ultimately realized. The Company uses ASC 740 ordering when determining when excess tax benefits have been realized.
Under Section 382 of the Internal Revenue Code of 1986, as amended, certain significant changes in ownership may restrict the future utilization of our income tax loss carryforwards and income tax credit carryforwards in the U.S. The annual limitation is equal to the value of our stock immediately before the ownership change, multiplied by the long-term tax-exempt rate (i.e., the highest of the adjusted federal long-term rates in effect for any month in the three-calendar-month period ending with the calendar month in which the change date occurs). This limitation may be increased under the IRC Section 338 Approach (IRS approved methodology for determining recognized Built-In Gain). As a result, federal net operating losses and tax credits may expire before we are able to fully utilize them.
During 2008, we conducted a study to determine the impact of the various ownership changes that occurred during 2007 and 2008. As a result, we have concluded that the annual utilization of our net operating loss carryforwards (“NOLs”) and tax credits is subject to a limitation pursuant to Internal Revenue Code Section 382. Under the tax law, such NOLs and tax credits are subject to expiration from 15 to 20 years after they were generated. As a result of the annual limitation that may be imposed on such tax attributes and the statutory expiration period, some of these tax attributes may expire prior to our being able to use them. There is no current impact on these financial statements as a result of the annual limitation. This study did not conclude whether OPKO's predecessor, eXegenics, pre-merger NOLs were limited under Section 382. As such, of the $409.3 million of federal net operating loss carryforwards, at least approximately $53.4 million may not be able to be utilized.
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
U.S. Federal: Under the tax statute of limitations applicable to the Internal Revenue Code, we are no longer subject to U.S. federal income tax examinations by the Internal Revenue Service for years before 2013. However, because we are carrying forward income tax attributes, such as net operating losses and tax credits from 2013 and earlier tax years, these attributes can still be audited when utilized on returns filed in the future.
State: Under the statute of limitations applicable to most state income tax laws, we are no longer subject to state income tax examinations by tax authorities for years before 2013 in states in which we have filed income tax returns. Certain states may take the position that we are subject to income tax in such states even though we have not filed income tax returns in such states and, depending on the varying state income tax statutes and administrative practices, the statute of limitations in such states may extend to years before 2013.
Foreign: Under the statute of limitations applicable to our foreign operations, we are generally no longer subject to tax examination for years before 2011 in jurisdictions where we have filed income tax returns.

Unrecognized Tax Benefits
As of December 31, 2016, 2015, and 2014, the total amount of gross unrecognized tax benefits was approximately $27.5 million, $8.6 million, and $5.9 million, respectively. As of December 31, 2016, the total gross unrecognized tax benefit of $27.5 million consisted of increases of $19.9 million as a result of current year activity, and decreases of $0.3 million as a result of the lapse of statutes of limitations. As of December 31, 2016, the total amount of unrecognized tax benefits that, if recognized, would affect our effective income tax rate was $6.1 million. We account for any applicable interest and penalties on uncertain tax positions as a component of income tax expense and we recognized $0.1 million and $0.3 million of interest expense for the years ended December 31, 2016 and 2015, respectively. As of December 31, 2015 and 2014, $0.7 million and $0.9 million of the unrecognized tax benefits, if recognized, would have affected our effective income tax rate. We believe it is reasonably possible that approximately $4.1 million of unrecognized tax benefits may be recognized within the next twelve months.
The following summarizes the changes in our gross unrecognized income tax benefits.

	For the years ended December 31,
(In thousands)	2016	2015	2014
Unrecognized tax benefits at beginning of period	$8,595	$5,890	$9,231
Gross increases – tax positions in prior period	1,443	955	524
Gross increases – tax positions in current period	18,472	2,543	193
Gross decreases – tax positions in prior period	(671)	(176)	(396)
Lapse of Statute of Limitations	(294)	(617)	(472)
Settlements	—	—	(3,190)
Unrecognized tax benefits at end of period	$27,545	$8,595	$5,890
Other Income Tax Disclosures
The significant elements contributing to the difference between the federal statutory tax rate and the effective tax rate are as follows:

	For the years ended December 31,
	2016	2015	2014
Federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	5.2%	2.8%	2.5%
Foreign income tax	1.2%	(7.8)%	(10.3)%
Research and development tax credits	5.4%	—%	1.1%
Non-Deductible components of Convertible Debt	2.2%	(9.4)%	(3.8)%
Valuation allowance	9.5%	61.1%	(25.3)%
Rate change effect	21.2%	—%	—%
Non-deductible foreign stock compensation	(1.9)%	(0.7)%	—%
Other	(8.7)%	(1.0)%	0.8%
Total	69.1%	80.0%	—%
The following table reconciles our losses before income taxes between U.S. and foreign jurisdictions:

	For the years ended December 31,
(In thousands)	2016	2015	2014
Pre-tax income (loss):
U.S.	$(92,175)	$(113,612)	$(84,075)
Foreign	10,977	(30,091)	(87,567)
Total	$(81,198)	$(143,703)	$(171,642)

We intend to indefinitely reinvest the earnings from our foreign subsidiaries, primarily for purposes of continuing significant research and development activities related to intellectual property owned and developed by our foreign subsidiaries. The accumulated earnings are the most significant component of the basis difference which is indefinitely reinvested. The aggregate undistributed earnings of our foreign subsidiaries for which no deferred tax liability has been recorded is approximately $31.2 million as of December 31, 2016. Determination of the amount of unrecognized deferred tax liability on these undistributed earnings is not practicable because of the complexities of the hypothetical calculation.
Note 11 Related Party Transactions
We hold investments in Zebra (ownership 28%), Sevion (3%), Neovasc (4%), ChromaDex Corporation (2%), MabVax (4%), COCP (8%), ARNO (5%), NIMS 1% and BioCardia (5%). These investments were considered related party transactions as a result of our executive management’s ownership interests and/or board representation in these entities. See further discussion of our investments in Note 4. In July 2015, we made an additional $0.5 million investment in a private placement transaction with Sevion pursuant to which we acquired 66,667 shares of Series C Convertible Preferred Stock convertible into 666,667 shares of common stock and warrants to purchase 333,333 shares of common stock. In October 2015, we made an additional $0.4 million investment in MabVax pursuant to which we acquired 340,909 shares of common stock at $1.10 and 170,454 warrants to purchase shares of common stock. In November 2015, we made an additional $1.0 million investment in Zebra pursuant to which we acquired 420,000 shares of Series A-2 Preferred Stock. In January 2016, we invested an additional $0.3 million in ARNO for 714,285 shares of its common stock and in August 2016, we invested an additional $0.3 million in ARNO for 714,285 shares of its common stock and warrants to purchase 357,142 shares of its common stock. In August 2016 we invested an additional $1.0 million in MabVax for 207,900 shares of its common stock and warrants to purchase 415,800 shares of its common stock. In September 2016, we invested an additional $2.0 million in COCP for 4,878,050 shares of its common stock.
In October 2016, we entered into a consulting agreement to provide strategic advisory services to BioCardia. In connection with the consulting agreement, BioCardia granted us 5,027,726 common stock options. In December 2016, we purchased 19,230,769 shares of BioCardia from Dr. Frost for $2.5 million. We have also purchased shares of BioCardia in the open market. BioCardia is a related party as a result of our executive management’s ownership interest and board representation in BioCardia and its predecessor, Tiger X Medical, Inc. In October 2016, BioCardia completed its merger with Tiger X Medical, Inc., to which Tiger X Medical, Inc. was the surviving entity and the name of the issuer was changed to BioCardia.
In November 2016, we made a $0.2 million loan to Sevion which was considered a related party transaction as a result of our executive management’s ownership interests and board representation in Sevion.
In November 2016, we entered into a Pledge Agreement with the Museum of Science, Inc. and the Museum of Science Endowment Fund, Inc. pursuant to which we will contribute an aggregate of $1.0 million over a four-year period for constructing, equipping and the general operation of the Frost Science Museum. Dr. Frost and Mr. Pfenniger serve on the Board of Trustees of the Frost Science Museum and Mr. Pfenniger is the Vice Chairman of the Board of Trustees.
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
Our wholly-owned subsidiary, Bio-Reference, purchases and uses certain products acquired from InCellDx, Inc., a company in which we hold a 27% minority interest.
We reimburse Dr. Frost for Company-related use by Dr. Frost and our other executives of an airplane owned by a company that is beneficially owned by Dr. Frost. We reimburse Dr. Frost for out-of-pocket operating costs for the use of the airplane by Dr. Frost or Company executives for Company-related business. We do not reimburse Dr. Frost for personal use of the airplane by Dr. Frost or any other executive. For the years ended December 31, 2016, 2015, and 2014, we recognized approximately $298 thousand, $595 thousand, and $175 thousand, respectively, for Company-related travel by Dr. Frost and other OPKO executives.

Note 12 Employee Benefit Plans
Effective January 1, 2007, the OPKO Health Savings and Retirement Plan (the “Plan”) permits employees to contribute up to 100% of qualified pre-tax annual compensation up to annual statutory limitations. The discretionary company match for employee contributions to the Plan is 100% up to the first 4% of the participant’s earnings contributed to the Plan. Our matching contributions to the Plan were approximately $0.7 million, $0.8 million and $0.6 million for the years ended December 31, 2016, 2015, and 2014 respectively.
Bio-Reference Laboratories, Inc. sponsors a 401(k) Profit-Sharing Plan (the “Bio-Reference Plan”).  Employees become eligible for participation after attaining the age of eighteen and completing one year of service.  Participants may elect to contribute up to 60% of their compensation, as defined in the Bio-Reference Plan, to a maximum allowed by the Internal Revenue Service.  Bio-Reference makes a matching contribution to the plan for each participant who has elected to make tax-deferred contributions. The discretionary company match for employee contributions to the Bio-Reference Plan is 100% up to the first 3% of the participant’s earnings contributed to the Bio-Reference Plan, with an annual maximum match of $1 thousand.   Bio-Reference Laboratories, Inc. elected to make a matching contribution which amounted to $1.8 million for the year ended December 31, 2016.
GeneDx, Inc. sponsors a 401(k) Profit-Sharing Plan (the “GeneDx Plan”).  Employees become eligible for participation after attaining the age of eighteen and completing one month of service.  Participants may elect to contribute up to 100% of their compensation, as defined in the GeneDx Plan, to a maximum allowed by the Internal Revenue Service.  GeneDx, Inc. makes a matching contribution to the plan for each participant who has elected to make tax-deferred contributions. The discretionary company match for employee contributions to the GeneDx Plan is 100% up to the first 3%, plus 50% of the next 2% of the participant’s earnings contributed to the GeneDx Plan. GeneDx, Inc. elected to make a matching contribution which amounted to $1.0 million for the year ended December 31, 2016.
Note 13 Commitments and Contingencies
In connection with our acquisitions of CURNA, OPKO Diagnostics, OPKO Health Europe and OPKO Renal, we agreed to pay future consideration to the sellers upon the achievement of certain events. As a result, as of December 31, 2016, we recorded $45.1 million as contingent consideration, with $0.3 million recorded within Accrued expenses and $44.8 million recorded within Other long-term liabilities in the accompanying Consolidated Balance Sheet. Refer to Note 5. During the year ended December 31, 2016, we satisfied a $25.0 million contingent payment to the former owners of OPKO Renal through the issuance of 2,611,648 shares of our common stock. During the year ended December 31, 2015, we satisfied a $20.0 million contingent payment to the former owners of OPKO Renal through the issuance of 1,194,337 shares of our common stock.
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
Under a license agreement one of our subsidiaries has with Washington University in St. Louis, we are obligated to pay Washington University a single digit percentage of any sublicensing payment we receive in connection with a sublicense of our rights to Washington University patents subject to certain exceptions.  In connection with the Pfizer Transaction, we sublicensed to Pfizer the sole remaining patent licensed to us by Washington University and paid to Washington University the sublicensing payment we believe is due under the license agreement.  Washington University disagreed with the computation of the sublicense payment and notified us that it wanted to review additional information relating to the sublicense and the Pfizer Transaction to determine whether additional amounts were owed to it. In May 2016, the parties entered into a settlement agreement resolving the matter. The settlement did not have a material impact on our business, financial condition, results of operations or cash flows.
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

The parties have agreed to a full and final settlement of the matter with an effective date of March 31, 2016, based on an execution date of May 11, 2016. Among other consideration, under the terms of the settlement, Horizon paid Bio-Reference a negotiated settlement for the disputed claims and Bio-Reference’s current PPO contract will remain in effect through December 31, 2018. The settlement was not material to Revenue from services in our Consolidated Statement of Operations for the year ended December 31, 2016.
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
We expect to continue to incur substantial research and development expenses, including expenses related to the hiring of personnel and additional clinical trials. We expect that selling, general and administrative expenses will also increase as we expand our sales, marketing and administrative staff and add infrastructure, particularly as it relates to the launch of Rayaldee. We do not anticipate that we will generate substantial revenue from the sale of proprietary pharmaceutical products or certain of our diagnostic products for some time and we have generated only limited revenue from our pharmaceutical operations in Chile, Mexico, Israel, Spain, and Ireland, and from sale of the 4Kscore test. If we acquire additional assets or companies, accelerate our product development programs or initiate additional clinical trials, we will need additional funds. If we are not able to secure additional funding when needed, we may have to delay, reduce the scope of, or eliminate one or more of our clinical trials or research and development programs or possible acquisitions.
We have employment agreements with certain executives of Bio-Reference which provide for compensation and certain other benefits and for severance payments under certain circumstances. During the year ended December 31, 2016, we recognized $17.9 million of severance costs pursuant to these employment agreements as a component of Selling, general and administrative expense.
At December 31, 2016, we were committed to make future purchases for inventory and other items in 2017 that occur in the ordinary course of business under various purchase arrangements with fixed purchase provisions aggregating $90.3 million.
Note 14 Strategic Alliances
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
As part of the arrangement, the companies will share responsibility for the conduct of trials specified within an agreed-upon development plan, with each company leading certain activities within the plan. EirGen will lead the manufacturing activities within and outside the Territory and the commercialization activities outside the Territory and outside the Field in the Territory and VFMCRP will lead the commercialization activities in the Territory and the Field. For the initial development plan, the companies have agreed to certain cost sharing arrangements. VFMCRP will be responsible for all other development costs that VFMCRP considers necessary to develop the Product for the use of the Product for the Initial Indication in the Territory in the Field except as otherwise provided in the VFMCRP Agreement.
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
For revenue recognition purposes, we evaluated the various agreements with Vifor to determine whether there were multiple deliverables in the arrangement. The VFMCRP Agreement provides for the following: (1) an exclusive license in the Territory in the Field to use certain patents and technology to make, have made, use, sell, offer for sale, and import Products and to develop, commercialize, have commercialized, and otherwise exploit the Product; (2) EirGen will supply Products to support the development, sale and commercialization of the Products to VFMCRP in the Territory (the “Manufacturing Services”); and (3) the Option to acquire an exclusive license under certain EirGen patents and technology to use, import, offer for sale, sell, distribute and commercialize the Product in the United States solely for the Dialysis Indication. Based on our evaluation, the exclusive license is the only deliverable at the outset of the arrangement. We concluded the Manufacturing

Services were a contingent deliverable dependent on the future regulatory and commercial action by VFMCRP and the Option was substantive and not considered a deliverable under the license arrangement.
We recognized the $50.0 million upfront license payment in Revenue from transfer of intellectual property in our Consolidated Statement of Operations for the year ended December 31, 2016. Revenues related to the Manufacturing Services will be recognized as Product is sold to VFMCRP. No revenue related to the Option will be recognized unless and until VFMCRP exercises its Option under the Letter Agreement.
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
We are recognizing the non-refundable $295.0 million upfront payments on a straight-line basis over the performance period. We recognized $70.6 million of revenue related to the Pfizer Transaction in Revenue from transfer of intellectual property in our Consolidated Statement of Operations during the year ended December 31, 2016, and had deferred revenue related to the Pfizer Transaction of $158.9 million at December 31, 2016. As of December 31, 2016, $70.6 million of deferred revenue related to the Pfizer Transaction was classified in Accrued expenses and $88.3 million was classified in Other long-term liabilities in our Consolidated Balance Sheet. During the year ended December 31, 2016, we incurred $45.9 million in research and development expenses related to hGH-CTP.
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
TESARO
In November 2009, we entered into an asset purchase agreement (the “NK-1 Agreement”) under which we acquired VARUBI™ (rolapitant) and other neurokinin-1 (“NK-1”) assets from Merck. In December 2010, we entered into an exclusive license agreement with TESARO, in which we out-licensed the development, manufacture, commercialization and distribution of our lead NK-1 candidate, VARUBI™ (the “TESARO License”). Under the terms of the license, we received a $6.0 million upfront payment from TESARO and are eligible to receive milestone payments of up to $30.0 million upon achievement of certain regulatory and commercial sale milestones (of which $20.0 million has been received to date) and additional commercial milestone payments of up to $85.0 million if specified levels of annual net sales are achieved. During the years ended December 31, 2016, 2015 and 2014, $0.0 million, $15.0 million and $5.0 million of revenue, respectively, has been recognized related to the achievement of the milestones under the TESARO License. TESARO is also obligated to pay us tiered royalties on annual net sales achieved in the United States and Europe at percentage rates that range from the low double digits to the low twenties, and outside of the United States and Europe at low double-digit percentage rates. TESARO assumed responsibility for clinical development and commercialization of licensed products at its expense. Under the Agreement, we will continue to receive royalties on a country-by-country and product-by-product basis until the later of the date that all of the patent rights licensed from us and covering VARUBI™ expire, are invalidated or are not enforceable and 12 years from the first commercial sale of the product.

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
TESARO’s New Drug Application (“NDA”) for approval of oral VARUBI™, a neurokinin-1 receptor antagonist in development for the prevention of chemotherapy-induced nausea and vomiting, was approved by the U.S. FDA in September 2015, and in November 2015, TESARO announced the commercial launch of VARUBI™ in the United States. Under the terms of the NK-1 Agreement, upon approval by the FDA of the TESARO’s NDA for oral VARUBI™, we were required to pay Merck a $5.0 million milestone payment. In addition, $5.0 million will be due and payable each year thereafter for the next four (4) years on the anniversary date of the NDA approval. We recognized the present value of the milestone payments on FDA approval of $23.0 million as an intangible asset which will be amortized to expense over the expected useful life of the asset, which is approximately 13 years. The present value of the future payments to Merck of $14.0 million at December 31, 2016 is recorded as a liability in our Consolidated Balance Sheet with $4.9 million in Accrued expenses and $9.1 million in Other long-term liabilities.
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
In July 2015, we entered into a Note Purchase Agreement with Pharmsynthez pursuant to which we delivered $3.0 million to Pharmsynthez in exchange for a $3.0 million note (the “Pharmsynthez Note Receivable”). The Pharmsynthez Note Receivable will be settled in 2017 and Pharmsynthez may satisfy the note either in cash or shares of its capital stock. We recorded the Pharmsynthez Note Receivable within Other current assets and prepaid expenses in our Consolidated Balance Sheet.
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
Other
We have completed strategic deals with numerous institutions and commercial partners. In connection with these agreements, upon the achievement of certain milestones we are obligated to make certain payments and have royalty obligations upon sales of products developed under the license agreements. At this time, we are unable to estimate the timing and amounts of payments as the obligations are based on future development of the licensed products.

Note 15 Leases
Operating leases
We conduct certain of our operations under operating lease agreements. Rent expense under operating leases was approximately $18.8 million, $7.8 million, and $2.6 million for the years ended December 31, 2016, 2015, and 2014, respectively.
As of December 31, 2016, the aggregate future minimum lease payments under all non-cancelable operating leases with initial or remaining lease terms in excess of one year are as follows:

Year Ending	(In thousands)
2017	$16,751
2018	12,396
2019	9,967
2020	4,761
2021	2,964
Thereafter	6,173
Total minimum operating lease commitments	$53,012
Capital leases
We acquired various assets under capital leases in connection with our acquisition of Bio-Reference in 2015. Capital leases are included within Property, plant and equipment, net in our Consolidated Balance Sheet with imputed interest rates of approximately 2% as follows:

Capital leases	Year ended December 31, 2016
Automobiles	$10,342
Less: Accumulated Depreciation	(3,291)
Net capital leases in Property, plant and equipment	$7,051
As of December 31, 2016, the aggregate future minimum lease payments under all non-cancelable capital leases with initial or remaining lease terms in excess of one year are as follows:

Year Ending	(In thousands)
2017	$3,143
2018	2,720
2019	2,184
2020	1,426
2021	488
Thereafter	570
Total minimum capital lease commitments	10,531
Less: Amounts representing interest	290
Net capital liability	$10,241

Current	$3,025
Long-term	$7,216

Note 16 Segments
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
Information regarding our operations and assets for our operating segments and the unallocated corporate operations as well as geographic information are as follows:

	For the years ended December 31,
(In thousands)	2016	2015	2014
Revenue from services:
Pharmaceutical	$—	$—	$—
Diagnostics	1,012,129	329,599	8,426
Corporate	—	140	240
	$1,012,129	$329,739	$8,666
Revenue from products:
Pharmaceutical	$83,467	$80,146	$76,983
Diagnostics	—	—	—
Corporate	—	—	—
	$83,467	$80,146	$76,983
Revenue from transfer of intellectual property:
Pharmaceutical	$126,065	$81,853	$5,285
Diagnostics	—	—	191
Corporate	—	—	—
	$126,065	$81,853	$5,476
Operating (loss) income:
Pharmaceutical	$(9,841)	$(40,395)	$(94,401)
Diagnostics	(3,393)	(10,294)	(21,647)
Corporate	(60,041)	(46,512)	(27,725)
Less: Operating loss attributable to noncontrolling interests	—	(1,280)	(2,042)
	$(73,275)	$(98,481)	$(145,815)
Depreciation and amortization:
Pharmaceutical	$18,254	$10,245	$7,936
Diagnostics	78,233	31,918	6,894
Corporate	89	85	97
	$96,576	$42,248	$14,927
Loss from investment in investees:
Pharmaceutical	$(7,665)	$(7,105)	$(3,587)
Diagnostics	13	—	—
Corporate	—	—	—
	$(7,652)	$(7,105)	$(3,587)
Revenues:
United States	$1,014,389	$344,464	$14,142
Ireland	137,785	78,989	—
Chile	35,364	29,885	29,154
Spain	15,812	16,622	21,323
Israel	15,317	18,107	20,638
Mexico	2,988	3,671	5,807
Other	6	—	61
	$1,221,661	$491,738	$91,125

(In thousands)	December 31, 2016	December 31, 2015
Assets:
Pharmaceutical	$1,294,916	$1,258,011
Diagnostics	1,408,522	1,479,841
Corporate	63,181	61,336
	$2,766,619	$2,799,188
Goodwill:
Pharmaceutical	$251,817	$251,225
Diagnostics	452,786	492,123
Corporate	—	—
	$704,603	$743,348
During the year ended December 31, 2016, no customer represented more than 10% of our total consolidated revenue. During the year ended December 31, 2015, revenue recognized under the Pfizer Transaction represented 13% of our total consolidated revenue. During the year ended December 31, 2014, one customer of our pharmaceutical segment represented 13% of our total consolidated revenue. As of both December 31, 2016 and December 31, 2015, one customer represented more than 10% of our accounts receivable balance.
The following table reconciles our Property, plant and equipment, net between U.S. and foreign jurisdictions:

(In thousands)	December 31, 2016	December 31, 2015
PP&E:
U.S.	$100,716	$113,307
Foreign	22,115	18,491
Total	$122,831	$131,798

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
A summary of our investments classified as available for sale and carried at fair value, is as follows:

	As of December 31, 2016
(In thousands)	Amortized Cost	Gross unrealized gains in Accumulated OCI	Gross unrealized losses in Accumulated OCI	Fair value
Common stock investments, available for sale	$3,409	$1,313	$(194)	$4,528
Total assets	$3,409	$1,313	$(194)	$4,528

	As of December 31, 2015
(In thousands)	Amortized Cost	Gross unrealized gains in Accumulated OCI	Gross unrealized losses in Accumulated OCI	Fair value
Common stock investments, available for sale	$2,978	$904	$(267)	$3,615
Total assets	$2,978	$904	$(267)	$3,615
Any future fluctuation in fair value related to our available for sale investments that is judged to be temporary, and any recoveries of previous write-downs, will be recorded in Accumulated other comprehensive income (loss). If we determine that any future valuation adjustment was other-than-temporary, we will record a loss during the period such determination is made.
As of December 31, 2016, we have money market funds that qualify as cash equivalents, forward foreign currency exchange contracts for inventory purchases (Refer to Note 18) and contingent consideration related to the acquisitions of CURNA, OPKO Diagnostics, OPKO Health Europe, and OPKO Renal that are required to be measured at fair value on a recurring basis. In addition, in connection with our investment and our consulting agreements with Neovasc and BioCardia, we record the related Neovasc and BioCardia options at fair value as well as the warrants from COCP, ARNO, Sevion, MabVax, InCellDx, Inc., Xenetic and RXi.
Our financial assets and liabilities measured at fair value on a recurring basis are as follows:

	Fair value measurements as of December 31, 2016
(In thousands)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Assets:
Money market funds	$5,314	$—	$—	$5,314
Common stock investments, available for sale	4,528	—	—	4,528
Common stock options/warrants	—	4,017	—	4,017
Forward contracts	—	39	—	39
Total assets	$9,842	$4,056	$—	$13,898
Liabilities:
Embedded conversion option	$—	$—	$16,736	$16,736
Contingent consideration:	$—	$—	$45,076	45,076
Total liabilities	$—	$—	$61,812	$61,812

	Fair value measurements as of December 31, 2015
(In thousands)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Assets:
Money market funds	$84,421	$—	$—	$84,421
Common stock investments, available for sale	3,615	—	—	3,615
Common stock options/warrants	—	5,338	—	5,338
Forward contracts	—	9	—	9
Total assets	$88,036	$5,347	$—	$93,383
Liabilities:
Embedded conversion option	$—	$—	$23,737	$23,737
Contingent consideration:	—	—	54,422	54,422
Total liabilities	$—	$—	$78,159	$78,159

The carrying amount and estimated fair value of our 2033 Senior Notes without the embedded conversion option, as well as the applicable fair value hierarchy tiers, are contained in the table below. The fair value of the 2033 Senior Notes is determined using a binomial lattice approach in order to estimate the fair value of the embedded derivative in the 2033 Senior Notes. Refer to Note 6.

	December 31, 2016
(In thousands)	Carrying Value	Total Fair Value	Level 1	Level 2	Level 3
2033 Senior Notes	$27,238	$28,468	$—	$—	$28,468

	December 31, 2015
(In thousands)	Carrying Value	Total Fair Value	Level 1	Level 2	Level 3
2033 Senior Notes	$25,676	$24,647	$—	$—	$24,647
There have been no transfers between Level 1 and Level 2 and no transfers to or from Level 3 of the fair value hierarchy.
As of December 31, 2016 and 2015, the carrying value of our other assets and liabilities approximates their fair value due to their short-term nature or variable rates of interest.
The following tables reconcile the beginning and ending balances of our Level 3 assets and liabilities as of December 31, 2016 and 2015:

	December 31, 2016
(In thousands)	Contingent consideration	Embedded conversion option
Balance at December 31, 2015	$54,422	$23,737
Total losses (gains) for the period:
Included in results of operations	16,954	(7,001)
Foreign currency impact	(1)	—
Payments	(26,299)	—
Conversion	—	—
Balance at December 31, 2016	$45,076	$16,736

	December 31, 2015
(In thousands)	Contingent consideration	Embedded conversion option
Balance at December 31, 2014	$71,567	$65,947
Total losses (gains) for the period:
Included in results of operations	5,050	36,587
Foreign currency impact	(269)	—
Payments	(21,926)	—
Conversion	—	(78,797)
Balance at December 31, 2015	$54,422	$23,737
The estimated fair values of our financial instruments have been determined by using available market information and what we believe to be appropriate valuation methodologies. We use the following methods and assumptions in estimating fair value:
Contingent consideration – We estimate the fair value of the contingent consideration utilizing a discounted cash flow model for the expected payments based on estimated timing and expected revenues. We use several discount rates depending on each type of contingent consideration related to OPKO Diagnostics, CURNA, OPKO Health Europe and OPKO Renal transactions. If estimated future sales were to decrease by 10%, the contingent consideration related to OPKO Renal, which represents the majority of our contingent consideration liability, would decrease by $2.7 million. As of December 31, 2016, of the $45.1 million of contingent consideration, $0.3 million is recorded in Accrued expenses and $44.8 million is recorded in Other long-term liabilities. As of December 31, 2015, of the $54.4 million of contingent consideration, $22.2 million is recorded in Accrued expenses and $32.3 million is recorded in Other long-term liabilities.
Embedded conversion option – We estimate the fair value of the embedded conversion option related to the 2033 Senior Notes using a binomial lattice model. Refer to Note 6 for detail description of the binomial lattice model and the fair value assumptions used.
Note 18 Derivative Contracts
The following table summarizes the fair values and the presentation of our derivative financial instruments in the Consolidated Balance Sheets:

(In thousands)	Balance Sheet Component	December 31, 2016	December 31, 2015
Derivative financial instruments:
Common stock options/warrants	Investments, net	$4,017	$5,338
Embedded conversion option	2033 Senior Notes, net of discount and estimated fair value of embedded derivatives	$16,736	$23,737
Forward contracts	Unrealized gains on forward contracts are recorded in Other current assets and prepaid expenses. Unrealized (losses) on forward contracts are recorded in Accrued expenses.	$39	$9
We enter into foreign currency forward exchange contracts to cover the risk of exposure to exchange rate differences arising from inventory purchases on letters of credit. Under these forward contracts, for any rate above or below the fixed rate, we receive or pay the difference between the spot rate and the fixed rate for the given amount at the settlement date.
To qualify the derivative instrument as a hedge, we are required to meet strict hedge effectiveness and contemporaneous documentation requirements at the initiation of the hedge and assess the hedge effectiveness on an ongoing basis over the life of the hedge. At December 31, 2016 and 2015, our derivative financial instruments do not meet the documentation requirements to be designated as hedges. Accordingly, we recognize the changes in Fair value of derivative instruments, net in our Consolidated Statement of Operations. The following table summarizes the losses and gains recorded for the years ended December 31, 2016, 2015 and 2014:

	For the years ended December 31,
(In thousands)	2016	2015	2014
Derivative gain (loss):
Common stock options/warrants	$(4,262)	$(2,854)	$1,193
2033 Senior Notes	7,001	(36,588)	(12,213)
Forward contracts	$39	$359	$388
Total	$2,778	$(39,083)	$(10,632)

Note 19 Selected Quarterly Financial Data (Unaudited)

	For the 2016 Quarters Ended
(In thousands, except per share data)	March 31	June 30	September 30	December 31
Total revenues	$291,037	$357,100	$298,035	$275,489
Total costs and expenses	318,555	328,834	321,658	325,889
Net income (loss)	(11,978)	15,533	(14,977)	(13,661)
Net income (loss) attributable to common shareholders	(11,978)	15,533	(14,977)	(13,661)
Earnings (loss) per share, basic	$(0.02)	$0.03	$(0.03)	$(0.02)
Earnings (loss) per share, diluted	$(0.02)	$0.02	$(0.03)	$(0.04)

	For the 2015 Quarters Ended
(In thousands, except per share data)	March 31	June 30	September 30	December 31
Total revenues	$30,084	$42,429	$143,034	$276,191
Total costs and expenses	86,998	67,838	151,257	284,126
Net income (loss)	(118,037)	(43,241)	128,247	1,603
Net income (loss) attributable to common shareholders	(117,112)	(42,766)	128,247	1,603
Earnings (loss) per share, basic	$(0.26)	$(0.09)	$0.26	$—
Earnings (loss) per share, diluted	$(0.26)	$(0.09)	$0.18	$—

Note 20 Subsequent Events
On January 3, 2017, we announced that our 2033 Senior Notes continue to be convertible by holders of such 2033 Senior Notes through March 31, 2017. We have elected to satisfy the conversion obligation in shares of our Common Stock. This conversion right has been extended because the closing price per share of our Common Stock has exceeded $9.19, or 130% of the applicable conversion price of $7.07, for at least 20 of 30 consecutive trading days during the quarter ended on December 31, 2016. We previously announced that this conversion right had been triggered each quarter during the quarters ended March 31, 2015 through September 30, 2016. The 2033 Senior Notes will continue to be convertible until March 31, 2017, and may be convertible thereafter, if one or more of the conversion conditions specified in the Indenture is satisfied during future measurement periods. Pursuant to the Indenture, a holder who elects to convert the 2033 Senior Notes will receive 141.4827 shares of our Common Stock plus such number of additional shares as is applicable on the conversion date per $1,000 principal amount of 2033 Senior Notes based on the early conversion provisions in the Indenture.
We have reviewed all subsequent events and transactions that occurred after the date of our December 31, 2016 Consolidated Balance Sheet date, through the time of filing this Annual Report on Form 10-K.

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A.     CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2016. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, management concluded that our disclosure controls and procedures were effective as of December 31, 2016.
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
Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2016, based on the framework in the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “2013 Internal Control-Integrated Framework”). Based on our evaluation under the 2013 Internal Control-Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2016. As permitted, our management’s assessment of and conclusion on the effectiveness of our internal control over financial reporting did not include the internal controls of Transition Therapeutics, Inc. (“Transition Therapeutics”), because Transition Therapeutics was acquired by us in a business combination in August 2016. Transition Therapeutics' assets excluded from the annual assessment process were 2% of consolidated total assets as of December 31, 2016 and 0% of consolidated revenues for the year then ended as a result of the closing of the acquisition in August 2016.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2016 has been audited by Ernst & Young LLP, our independent registered public accounting firm, who also audited our Consolidated Financial Statements included in this Annual Report on Form 10-K, as stated in their report which appears with our accompanying Consolidated Financial Statements.
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
We implemented a new billing system for our laboratory business in October 2016 and we are in the process of implementing a new comprehensive enterprise resource planning (“ERP”) system on a company-wide basis. We use both the billing system and the ERP system for financial reporting. The implementation of these systems involves changes to our financial systems and other systems and accordingly, necessitated changes to our internal controls over financial reporting.

These changes to the Company’s internal control over financial reporting that occurred during the most recent quarter ended December 31, 2016 have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.     OTHER INFORMATION
None.

PART III
The information required in Items 10 (Directors, Executive Officers and Corporate Governance), Item 11 (Executive Compensation), Item 12 (Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters), Item 13 (Certain Relationships and Related Transactions, and Director Independence), and Item 14 (Principal Accounting Fees and Services) is incorporated by reference to the Company’s definitive proxy statement for the 2017 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of December 31, 2016.

PART IV.
Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)	(1)	Financial Statements: See Part II, Item 8 of this report.

Schedule I - Condensed Financial Information of Registrant. Additionally, the financial statement schedule entitled “Schedule II – Valuation and Qualifying Accounts” has been omitted since the information required is included in the consolidated financial statements and notes thereto. Other schedules are omitted because they are not required.

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

2.11(23)	Asset Purchase Agreement, dated March 1, 2013, by and between RXi Pharmaceuticals Corporation and OPKO Health, Inc.

2.12(24)	Agreement and Plan of Merger, dated April 23, 2013, by and among OPKO Health, Inc., POM Acquisition Inc., and PROLOR Biotech, Inc.

2.13(27)+	Agreement for the Sale and Purchase of Shares in EirGen Pharma Limited, dated May 5, 2015 by and among OPKO Ireland Limited, OPKO Health, Inc. and the Sellers named therein.

2.14(27)+	Form of Additional Agreement for the Sale and Purchase of Shares in EirGen Pharma Limited, dated May 5, 2015 by and among OPKO Ireland Limited and the Sellers named therein.

2.15(28)+	Agreement and Plan of Merger by and among the Company, Bamboo Acquisition, Inc. and Bio-Reference Laboratories, Inc. dated as of June 3, 2015.

2.16(35)	Arrangement Agreement by and among the Company, OPKO Global Holdings, Inc. and Transition Therapeutics Inc. dated as of June 29, 2016.

3.1(26)	Amended and Restated Certificate of Incorporation, as amended.

3.2(2)	Amended and Restated Bylaws.

3.3(7)	Certificate of Designation of Series D Preferred Stock.

4.1(1)	Form of Common Stock Warrant.

4.2(7)	Form of Common Stock Warrant.

4.3(25)	Indenture, dated January 30, 2013, between OPKO Health, Inc. and Wells Fargo Bank, National Association.

10.1(1)	Form of Lockup Agreement.

10.2(2)	Stock Purchase Agreement, dated December 4, 2007, by and between OPKO Health, Inc. and the members of The Frost Group, LLC.

10.3(3)	Form of Director Indemnification Agreement.

10.4(3)	Form of Officer Indemnification Agreement.

10.5(4)	Stock Purchase Agreement, dated August 8, 2008 by and between OPKO Health, Inc. and the Purchasers named therein.

10.6(5)	Stock Purchase Agreement, dated February 23, 2009 by and between OPKO Health, Inc. and Frost Gamma Investments Trust.

10.7(6)
Form of Stock Purchase Agreement for transactions between OPKO Health, Inc. and Nora Real Estate SA., Vector Group Ltd., Oracle Partners LP, Oracle Institutional Partners, LP., Chung Chia Company Limited, Gold Sino Assets Limited, and Grandtime Associates Limited.

10.8(6)	Stock Purchase Agreement, dated June 10, 2009, by and among OPKO Health, Inc. and Sorrento Therapeutics, Inc.

10.9(7)	Form of Securities Purchase Agreement for Series D Preferred Stock.

10.10(8)*	Form of Restricted Share Award Agreement for Directors.

10.11(8)	Cocrystal Discovery, Inc. Agreements.

10.12(11)
Stock Purchase Agreement, dated October 1, 2009, by and among the Laboratoria Volta S.A., Farmacias Ahumada S.A., FASA Chile S.A., OPKO Chile Limitada and Inversones OPKO Limitada, subsidiaries of OPKO Health, Inc.

10.13(10)+	Asset Purchase Agreement, dated October 12, 2009, by and between OPKO Health, Inc. and Schering Corporation.

10.14(10)	Letter Agreement, dated June 29, 2010, by and between OPKO Health, Inc. and Schering Corporation.

10.15(16)+	Exclusive License Agreement by and between TESARO, Inc. and OPKO Health, Inc. dated December 10, 2010.

10.16(13)	Third Amended and Restated Subordinated Note and Security Agreement, dated February 22, 2011, between OPKO Health, Inc. and The Frost Group, LLC.

10.17(15)+	Asset Purchase Agreement dated September 21, 2011, by and among Optos plc, Optos Inc., OPKO Health, Inc., OPKO Instrumentation, LLC, Ophthalmic Technologies, Inc., and OTI (UK) Limited.

10.18(20)	Form of Note Purchase Agreement, dated as of January 25, 2013, by and among OPKO Health, Inc. and each purchaser a party thereto.

10.19(29)+	Development and Commercialization License Agreement by and between OPKO Ireland, Ltd., a subsidiary of OPKO Health, Inc., and Pfizer, Inc. dated December 13, 2014.

10.20(34)	Credit Agreement by and between Bio-Reference Laboratories, Inc. and certain of its subsidiaries and JPMorgan Chase Bank, N.A. dated November 5, 2015.

10.21(35)	OPKO Health, Inc. 2016 Equity Incentive Plan.

10.22(36)	Development and License Agreement between OPKO Health, Inc. and Vifor Fresenius Medical Care Renal Pharma Ltd., dated May 8, 2016.

21	Subsidiaries of the Company.

23.1	Consent of Ernst & Young LLP.

23.2	Consent of MSPC Certified Public Accountants and Advisors, P.C. relating to Bio-Reference Laboratories, Inc.’s financial statements.

31.1
Certification by Phillip Frost, Chief Executive Officer, pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the year ended December 31, 2016.

31.2
Certification by Adam Logal, Chief Financial Officer, pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the year ended December 31, 2016.

32.1	Certification by Phillip Frost, Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the year ended December 31, 2016.

32.2	Certification by Adam Logal, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the year ended December 31, 2016.

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

(28)	Filed with the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 4, 2015, and incorporated herein by reference.

(29)	Filed with the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 27, 2015, and incorporated herein by reference.

(30)
Filed under Part II, Item 8, of the Bio-Reference Laboratories, Inc. Form 10-K filed with the Securities and Exchange Commission on January 13, 2015 (File No. 0-15266), and incorporated herein by reference.

(31)
Filed under Part I, Item 1, of the Bio-Reference Laboratories, Inc. Form 10-Q filed with the Securities and Exchange Commission on June 9, 2015 (File No. 0-15266), and incorporated herein by reference.

(32)
Filed under the heading “Unaudited Pro Forma Condensed Combined Financial Statements” beginning on page 27 of the Company’s Registration Statement on Form S-4/A filed with the Securities and Exchange Commission on July 15, 2015 (File No. 333-205480), and incorporated herein by reference.

(33)	Filed with the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 30, 2016 and incorporated herein by reference.

(34)	Filed with the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 29, 2016, and incorporated herein by reference.

(35)	Filed with the Company’s Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on March 25, 2016, and incorporated herein by reference.

(36)
Filed with the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 8, 2016 for the Company’s three month period ended June 30, 2016, and incorporated herein by reference.

Schedule I - Condensed Financial Information of Registrant

OPKO Health, Inc.
PARENT COMPANY CONDENSED BALANCE SHEETS
(In thousands, except share and per share data)

	December 31,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$15,744	$97,647
Other current assets and prepaid expenses	12,446	4,306
Total current assets	28,190	101,953
Property, plant and equipment, net	503	225
Investments	2,114,473	1,932,731
Other assets	176	—
Total assets	$2,143,342	$2,034,909
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$1,070	$1,266
Accrued expenses	5,769	4,341
Current portion of notes payable	522	522
Total current liabilities	7,361	6,129
2033 Senior Notes and estimated fair value of embedded derivatives, net of discount	43,701	48,986
Deferred tax liabilities, net	472	—
Total long-term liabilities	44,173	48,986
Total liabilities	51,534	55,115
Equity:
Common Stock - $0.01 par value, 750,000,000 shares authorized; 558,576,051 and 546,188,516 shares issued at December 31, 2016 and 2015, respectively	5,586	5,462
Treasury Stock, at cost - 586,760 and 1,120,367 shares at December 31, 2016 and 2015, respectively	(1,911)	(3,645)
Additional paid-in capital	2,845,096	2,705,385
Accumulated other comprehensive loss	(27,009)	(22,537)
Accumulated deficit	(729,954)	(704,871)
Total shareholders’ equity	2,091,808	1,979,794
Total liabilities and equity	$2,143,342	$2,034,909

The accompanying Notes to Parent Company Condensed Financial Statements are an integral part of these statements.

OPKO Health, Inc.
PARENT COMPANY CONDENSED STATEMENTS OF INCOME
(In thousands)

	For the years ended December 31,
	2016	2015	2014
Revenues:
Revenue from products	$—	$140	$240
Revenue from transfer of intellectual property and other	—	154	—
Total revenues	—	294	240
Costs and expenses:
Costs of revenue	875	798	252
Selling, general and administrative	60,819	47,708	27,809
Research and development	3,791	8,496	5,227
Total costs and expenses	65,485	57,002	33,288
Operating loss	(65,485)	(56,708)	(33,048)
Other income and (expense), net:
Interest income	440	5	42
Interest expense	(3,585)	(5,347)	(11,325)
Fair value changes of derivative instruments, net	2,738	(39,442)	(11,019)
Other income (expense), net	(2,387)	2,141	2,832
Other income and (expense), net	(2,794)	(42,643)	(19,470)
Loss before income taxes and investment losses	(68,279)	(99,351)	(52,518)
Income tax benefit (provision)	(686)	—	—
Loss before investment losses	(68,965)	(99,351)	(52,518)
Loss from investments in investees	(7,665)	(7,105)	(3,587)
Net income (loss) from subsidiaries, net of taxes	51,547	76,428	(115,561)
Net loss attributable to common shareholders	$(25,083)	$(30,028)	$(171,666)

The accompanying Notes to Parent Company Condensed Financial Statements are an integral part of these statements.

OPKO Health, Inc.
PARENT COMPANY CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	For the years ended December 31,
	2016	2015	2014
Net loss	$(25,083)	$(30,028)	$(171,666)
Other comprehensive income (loss), net of tax:
Change in foreign currency translation and other comprehensive income (loss)	(4,955)	(15,074)	(8,088)
Available for sale investments:
Change in unrealized gain (loss), net of tax	(3,810)	(2,378)	(8,044)
Less: reclassification adjustments for losses included in net loss, net of tax	4,293	7,307	322
Comprehensive loss attributable to common shareholders	$(29,555)	$(40,173)	$(187,476)

The accompanying Notes to Parent Company Condensed Financial Statements are an integral part of these statements.

OPKO Health, Inc.
PARENT COMPANY CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)

	For the years ended December 31,
	2016	2015	2014
Cash flows from operating activities:
Net loss	$(25,083)	$(30,028)	$(171,666)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	89	85	97
Non-cash interest	1,866	2,612	5,662
Amortization of deferred financing costs	149	1,212	2,007
Losses from investments in investees	7,665	7,105	3,587
(Income) loss from subsidiaries	(51,546)	(76,428)	115,561
Equity-based compensation – employees and non-employees	42,693	26,074	14,779
Realized loss (gain) on equity securities and disposal of fixed assets	(2,738)	7,091	167
Gain on conversion of 3.00% convertible senior notes	284	(943)	(2,668)
Change in fair value of derivative instruments	2,347	39,442	11,019
Gain on deconsolidation of SciVac	—	(15,940)	—
Changes in other assets and liabilities	(6,844)	(15,640)	(5,627)
Net cash used in operating activities	(31,118)	(55,358)	(27,082)
Cash flows from investing activities:
Investments in investees	(14,424)	(4,375)	(589)
Subsidiary financing	(44,569)	62,471	(85,386)
Proceeds from sale of equity securities	—	—	1,331
Acquisition of businesses, net of cash	—	(138)	(231)
Capital expenditures	(368)	(92)	(18)
Net cash provided by (used in) investing activities	(59,361)	57,866	(84,893)
Cash flows from financing activities:
Proceeds from the exercise of Common Stock options and warrants	8,576	25,921	12,928
Net cash provided by financing activities	8,576	25,921	12,928
Net increase (decrease) in cash and cash equivalents	(81,903)	28,429	(99,047)
Cash and cash equivalents at beginning of period	97,647	69,218	168,265
Cash and cash equivalents at end of period	$15,744	$97,647	$69,218
SUPPLEMENTAL INFORMATION:
Interest paid	$966	$2,175	$3,686
Pharmsynthez common stock received	$—	$—	$6,264

	For the years ended December 31,
	2016	2015	2014
Non-cash financing:
Shares issued upon the conversion of:
2033 Senior Notes	$583	$120,299	$95,665
Common Stock options and warrants, surrendered in net exercise	$350	$14,369	$3,494
Issuance of capital stock to acquire or contingent consideration settlement:
Transition Therapeutics, Inc.	$58,530	$—	$—
Bio-Reference Laboratories, Inc.	$—	$950,148	$—
EirGen Pharma Limited	$—	$33,569	$—
OPKO Renal	$25,986	$20,113	$21,155
OPKO Health Europe	$313	$1,813	$—
OPKO Uruguay Ltda.	$—	$—	$159
Inspiro	$—	$—	$8,566
Issuance of stock for investment in Xenetic	$4,856	$—	$—

The accompanying Notes to Parent Company Condensed Financial Statements are an integral part of these statements.

OPKO Health, Inc.
Notes to Parent Company Condensed Financial Statements

Note 1. Organization and Basis of Presentation
We are a diversified healthcare company that seeks to establish industry-leading positions in large and rapidly growing medical markets. The parent company condensed financial statements included in this Schedule I represent the financial statements of OPKO Health, Inc., the parent company (or "OPKO"), on a stand-alone basis and do not include results of operations from our consolidated subsidiaries. The parent company condensed financial statements should be read in conjunction with our audited consolidated financial statements included in Item 8 of Part II of this Form 10-K. As of December 31, 2016 and 2015, approximately $2.1 billion and $1.9 billion, respectively, of our Investments, net have not been eliminated in the parent company condensed financial statements.
The parent company condensed financial statements included herein have been prepared in accordance with Rule 12-04, Schedule I of Regulation S-X, as substantially all the assets of Bio-Reference, a wholly owned subsidiary, and its subsidiaries are restricted from sale, transfer, lease, disposal or distributions to OPKO under the credit agreement with JPMorgan Chase Bank, N.A. (the "Credit Agreement"), subject to certain exceptions. Bio-Reference and its subsidiaries' net assets as of December 31, 2016 were approximately $1.0 billion, which includes goodwill of $401.8 million and intangible assets of $488.7 million. Bio-Reference's restricted net assets exceeds 25% of OPKO's consolidated net assets of $2.8 billion as of December 31, 2016.
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
The following table sets forth information related to the 2033 Senior Notes which is included our Consolidated Balance Sheet as of December 31, 2016:

(In thousands)	Embedded conversion option	2033 Senior Notes	Discount	Debt Issuance Cost	Total
Balance at December 31, 2015	$23,737	$32,200	$(6,525)	$(426)	$48,986
Amortization of debt discount	—	—	1,913	153	2,066
Change in fair value of embedded derivative	(7,001)	—	—	—	(7,001)
Conversion	—	(350)	—	—	(350)
Balance at December 31, 2016	$16,736	$31,850	$(4,612)	$(273)	$43,701
The following table sets forth information related to the 2033 Senior Notes which is included our Consolidated Balance Sheet as of December 31, 2015:

(In thousands)	Embedded conversion option	2033 Senior Notes	Discount	Debt Issuance Cost	Total
Balance at December 31, 2014	$65,947	$87,642	$(22,135)	$(1,638)	$129,816
Amortization of debt discount	—	—	2,613	233	2,846
Change in fair value of embedded derivative	36,587	—	—	—	36,587
Conversion	(78,797)	(55,442)	12,997	979	(120,263)
Balance at December 31, 2015	$23,737	$32,200	$(6,525)	$(426)	$48,986

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
For accounting and financial reporting purposes, we combine these embedded derivatives and value them together as one unit of accounting. At each reporting period, we record these embedded derivatives at fair value which is included as a component of the 2033 Senior Notes on our Consolidated Balance Sheet.
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

On April 1, 2015, we initially announced that our 2033 Senior Notes were convertible through June 2015 by holders of such notes. This conversion right was triggered because the closing price per share of our Common Stock exceeded $9.19, or 130% of the initial conversion price of $7.07, for at least 20 of 30 consecutive trading days during the applicable measurement period. We have elected to satisfy our conversion obligation under the 2033 Senior Notes in shares of our Common Stock. Our 2033 Senior Notes continued to be convertible by holders of such notes for the remainder of 2015 and 2016 and continue to be convertible for the first quarter of 2017, and may be convertible thereafter, if one or more of the conversion conditions specified in the Indenture is satisfied during future measurement periods. Pursuant to the Indenture, a holder who elects to convert the 2033 Senior Notes will receive 141.4827 shares of our Common Stock plus such number of additional shares as is applicable on the conversion date per $1,000 principal amount of 2033 Senior Notes based on the early conversion provisions in the Indenture. See further discussion in Note 14.
In November 2015, Bio-Reference and certain of its subsidiaries entered into the Credit Agreement with JPMorgan Chase Bank, which provides for a $175.0 million secured revolving credit facility and includes a $20.0 million sub-facility for swingline loans and a $20.0 million sub-facility for the issuance of letters of credit. The Credit Agreement matures on November 5, 2020 and is secured by substantially all assets of Bio-Reference and its domestic subsidiaries, as well as a non-recourse pledge by us of our equity interest in Bio-Reference.
Note 3 Commitments and Contingencies
We have no significant direct commitments and contingencies, but our subsidiaries do. See Note 13 of our consolidated financial statements in Item 8 of Part II of this Form 10-K.
Note 4 Dividends
We did not receive any dividend payments from our consolidated subsidiaries for the years ended December 31, 2016, 2015 and 2014.
Note 5 Income Taxes
The parent company condensed financial statements recognize the current and deferred income tax consequences that result from our activities during the current and preceding periods pursuant to the provisions of Accounting Standards Codification Topic 740, Income Taxes (ASC 740), as if we were a separate taxpayer rather than a member of the consolidated income tax return group.  The tax expense and benefit recorded in OPKO's consolidated financial statements was the result of activity at the subsidiaries and therefore all tax benefit and expense was reported in the Net income (loss) from subsidiaries, net of taxes line in the Condensed Statement of Income.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 1, 2017	OPKO HEALTH, INC.

	By:	/s/ Phillip Frost, M.D.
Phillip Frost, M.D.
Chairman of the Board and
Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Phillip Frost, M.D.	Chairman of the Board and Chief Executive	March 1, 2017
Phillip Frost, M.D.	Officer (Principal Executive Officer)

/s/ Jane H. Hsiao, Ph.D., MBA	Vice Chairman and Chief Technical Officer	March 1, 2017
Jane H. Hsiao, Ph.D., MBA

/s/ Steven D. Rubin	Director and Executive Vice President –	March 1, 2017
Steven D. Rubin	Administration

/s/ Adam Logal	Senior Vice President, Chief Financial Officer,	March 1, 2017
Adam Logal	Chief Accounting Officer and Treasurer (Principal Financial Officer)

/s/ Richard Krasno, Ph.D.	Director	March 1, 2017
Richard Krasno, Ph.D.

/s/ Thomas E. Beier	Director	March 1, 2017
Thomas E. Beier

/s/ Dmitry Kolosov	Director	March 1, 2017
Dmitry Kolosov

/s/ Richard A. Lerner, M.D.	Director	March 1, 2017
Richard A. Lerner, M.D.

/s/ John A. Paganelli	Director	March 1, 2017
John A. Paganelli

/s/ Richard C. Pfenniger, Jr.	Director	March 1, 2017
Richard C. Pfenniger, Jr.

/s/ Alice Lin-Tsing Yu, M.D., Ph.D.	Director	March 1, 2017
Alice Lin-Tsing Yu, M.D., Ph.D.

Exhibit Index

Exhibit Number	Description

21	Subsidiaries of the Company.

23.1	Consent of Ernst & Young LLP.

23.2	Consent of MSPC Certified Public Accountants and Advisors, P.C. relating to Bio-Reference Laboratories, Inc.’s financial statements.

31.1
Certification by Phillip Frost, Chief Executive Officer, pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the year ended December 31, 2016.

31.2
Certification by Adam Logal, Chief Financial Officer, pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the year ended December 31, 2016.

32.1	Certification by Phillip Frost, Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the year ended December 31, 2016.

32.2	Certification by Adam Logal, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the year ended December 31, 2016.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document