Form 10-Q
period 2017-03-31
Opko Health, Inc.
filed 2017-05-10
CIK 944809

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017.
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  YES    ☐  NO
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  YES    ☐  NO
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company”
(in Rule 12b-2 of the Exchange Act) (Check one):

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):   ☐  YES    ☒  NO
As of May 1, 2017, the registrant had 559,388,690 shares of Common Stock outstanding.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains “forward-looking statements,” as that term is defined under the Private Securities Litigation Reform Act of 1995 (“PSLRA”), Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements include statements about our expectations, beliefs or intentions regarding our product development efforts, business, financial condition, results of operations, strategies or prospects. You can identify forward-looking statements by the fact that these statements do not relate strictly to historical or current matters. Rather, forward-looking statements relate to anticipated or expected events, activities, trends or results as of the date they are made. Because forward-looking statements relate to matters that have not yet occurred, these statements are inherently subject to risks and uncertainties that could cause our actual results to differ materially from any future results expressed or implied by the forward-looking statements. Many factors could cause our actual activities or results to differ materially from the activities and results anticipated in forward-looking statements. These factors include those described below and in “Item 1A-Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2016, and described from time to time in our other reports filed with the Securities and Exchange Commission. We do not undertake an obligation to update forward-looking statements. We intend that all forward-looking statements be subject to the safe-harbor provisions of the PSLRA. These forward-looking statements are only predictions and reflect our views as of the date they are made with respect to future events and financial performance.

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

•	the performance of our third-party distribution partners, licensees and manufacturers over which we have limited control;

•	our success is dependent on the involvement and continued efforts of our Chairman and Chief Executive Officer;

•	integration challenges for Transition Therapeutics, BioReference, EirGen and other acquired businesses;

•	changes in regulation and policies in the United States and other countries, including increasing downward pressure on health care reimbursement;

•	our ability to manage our growth and our expanded operations;

•	increased competition, including price competition;

•	changing relationships with payers, including the various state and multi-state Blues programs, suppliers and strategic partners;

•	efforts by third-party payors to reduce utilization and reimbursement for clinical testing services;

•	failure to timely or accurately bill for our services;

•	failure in our information technology systems, including cybersecurity attacks or other data security incidents;

•	failure to obtain and retain new clients and business partners, or a reduction in tests ordered or specimens submitted by existing clients;

•	failure to establish, and perform to, appropriate quality standards to assure that the highest level of quality is observed in the performance of our testing services;

•	failure to maintain the security of patient-related information;

•	our ability to obtain and maintain intellectual property protection for our products;

•	our ability to defend our intellectual property rights with respect to our products;

•	our ability to operate our business without infringing the intellectual property rights of others;

•	our ability to attract and retain key scientific and management personnel;

•	our need for, and ability to obtain, additional financing;

•	adverse results in material litigation matters or governmental inquiries;

•	failure to obtain and maintain regulatory approval outside the U.S.;

•	legal, economic, political, regulatory, currency exchange, and other risks associated with international operations; and

•	our ability to finance and successfully complete construction of a research, development and manufacturing center in Waterford, Ireland.

PART I. FINANCIAL INFORMATION
Unless the context otherwise requires, all references in this Quarterly Report on Form 10-Q to the “Company”, “OPKO”, “we”, “our”, “ours”, and “us” refer to OPKO Health, Inc., a Delaware corporation, including our wholly-owned subsidiaries.
Item 1. Financial Statements
OPKO Health, Inc. and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share and per share data)

	March 31, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$131,052	$168,733
Accounts receivable, net	238,893	220,284
Inventory, net	47,492	47,228
Other current assets and prepaid expenses	42,495	47,356
Total current assets	459,932	483,601
Property, plant and equipment, net	126,256	122,831
Intangible assets, net	746,654	763,976
In-process research and development	645,058	644,713
Goodwill	705,990	704,603
Investments	37,285	41,139
Other assets	38,893	5,756
Total assets	$2,760,068	$2,766,619
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$74,558	$53,360
Accrued expenses	178,866	197,955
Current portion of lines of credit and notes payable	11,527	11,981
Total current liabilities	264,951	263,296
2033 Senior Notes and estimated fair value of embedded derivatives, net of discount	39,285	43,701
Deferred tax liabilities, net	159,286	165,331
Other long-term liabilities, principally deferred revenue and line of credit	189,576	202,483
Total long-term liabilities	388,147	411,515
Total liabilities	653,098	674,811
Equity:
Common Stock - $0.01 par value, 750,000,000 shares authorized; 559,597,843 and 558,576,051 shares issued at March 31, 2017 and December 31, 2016, respectively	5,596	5,586
Treasury Stock - 586,760 shares at March 31, 2017 and December 31, 2016	(1,911)	(1,911)
Additional paid-in capital	2,856,645	2,845,096
Accumulated other comprehensive loss	(24,953)	(27,009)
Accumulated deficit	(728,407)	(729,954)
Total shareholders’ equity	2,106,970	2,091,808
Total liabilities and equity	$2,760,068	$2,766,619

The accompanying unaudited Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

OPKO Health, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except share and per share data)

	For the three months ended March 31,
	2017	2016
Revenues:
Revenue from services	$255,286	$252,522
Revenue from products	22,231	19,899
Revenue from transfer of intellectual property and other	18,579	18,616
Total revenues	296,096	291,037
Costs and expenses:
Cost of service revenue	139,966	137,597
Cost of product revenue	14,830	9,939
Selling, general and administrative	136,685	128,001
Research and development	26,022	27,822
Contingent consideration	2,371	1,753
Amortization of intangible assets	17,929	13,443
Total costs and expenses	337,803	318,555
Operating loss	(41,707)	(27,518)
Other income and (expense), net:
Interest income	249	43
Interest expense	(1,429)	(1,787)
Fair value changes of derivative instruments, net	4,037	(1,423)
Other income (expense), net	3,042	546
Other income and (expense), net	5,899	(2,621)
Loss before income taxes and investment losses	(35,808)	(30,139)
Income tax benefit	6,944	20,506
Net loss before investment losses	(28,864)	(9,633)
Loss from investments in investees	(2,131)	(2,345)
Net loss	$(30,995)	$(11,978)
Loss per share, basic and diluted:
Net loss per share	$(0.06)	$(0.02)
Weighted average common shares outstanding, basic and diluted	558,434,153	545,823,434

The accompanying unaudited Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

OPKO Health, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(In thousands)

	For the three months ended March 31,
	2017	2016
Net loss	$(30,995)	$(11,978)
Other comprehensive income (loss), net of tax:
Change in foreign currency translation and other comprehensive income	2,592	6,943
Available for sale investments:
Change in unrealized loss, net of tax	(536)	(1,516)
Comprehensive loss	$(28,939)	$(6,551)

The accompanying unaudited Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

OPKO Health, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	For the three months ended March 31,
	2017	2016
Cash flows from operating activities:
Net loss	$(30,995)	$(11,978)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	25,730	22,199
Non-cash interest	640	749
Amortization of deferred financing costs	56	37
Losses from investments in investees	2,131	2,345
Equity-based compensation – employees and non-employees	9,693	17,307
Realized loss (gain) on equity securities and disposal of fixed assets	(2,997)	—
Change in fair value of derivative instruments	(4,037)	1,423
Change in fair value of contingent consideration	2,371	1,753
Deferred income tax benefit	(9,236)	(22,244)
Changes in assets and liabilities, net of the effects of acquisitions:
Accounts receivable, net	(17,771)	(9,924)
Inventory, net	(50)	(152)
Other current assets and prepaid expenses	4,692	(6,883)
Other assets	(235)	1,447
Accounts payable	19,539	(349)
Foreign currency measurement	(69)	(253)
Deferred revenue	(17,357)	(17,809)
Accrued expenses and other liabilities	(16,024)	13,126
Net cash used in operating activities	(33,919)	(9,206)
Cash flows from investing activities:
Investments in investees	—	(250)
Purchase of marketable securities	—	—
Proceeds from the sale of property, plant and equipment	3,095	—
Capital expenditures	(9,537)	(9,812)
Net cash used in investing activities	(6,442)	(10,062)
Cash flows from financing activities:
Proceeds from the exercise of Common Stock options and warrants	1,866	2,154
Borrowings on lines of credit	7,825	5,248
Repayments of lines of credit	(7,517)	(7,349)
Net cash provided by financing activities	2,174	53
Effect of exchange rate changes on cash and cash equivalents	506	590
Net decrease in cash and cash equivalents	(37,681)	(18,625)
Cash and cash equivalents at beginning of period	168,733	193,598
Cash and cash equivalents at end of period	$131,052	$174,973
SUPPLEMENTAL INFORMATION:
Interest paid	$550	$623
Income taxes paid, net	$848	$1,505
Non-cash financing:
Shares issued upon the conversion of:
Common Stock options and warrants, surrendered in net exercise	$696	$35
Issuance of capital stock to acquire or contingent consideration settlement:
OPKO Health Europe	$—	$313

The accompanying unaudited Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

OPKO Health, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
NOTE 1 BUSINESS AND ORGANIZATION
We are a diversified healthcare company that seeks to establish industry-leading positions in large and rapidly growing medical markets. Our diagnostics business includes BioReference Laboratories, Inc. (“BioReference”), the nation’s third-largest clinical laboratory with a core genetic testing business and a 400-person sales and marketing team to drive growth and leverage new products, including the 4Kscore prostate cancer test and the Claros 1 in-office immunoassay platform (in development). Our pharmaceutical business features Rayaldee, an FDA-approved treatment for secondary hyperparathyroidism (“SHPT”) in adults with stage 3 or 4 chronic kidney disease (“CKD”) and vitamin D insufficiency and VARUBI™ for chemotherapy-induced nausea and vomiting (oral formulation launched by partner TESARO in November 2015 and pending approval for IV formulation), TT401, a once or twice weekly oxyntomodulin for type 2 diabetes and obesity which is a clinically advanced drug candidate among the new class of GLP-1 glucagon receptor dual agonists (Phase 2b), and TT701, an androgen receptor modulator for androgen deficiency indications. Our pharmaceutical business also features hGH-CTP, a once-weekly human growth hormone injection (in Phase 3 and partnered with Pfizer), and a once-daily Factor VIIa drug for hemophilia (Phase 2a). We are incorporated in Delaware and our principal executive offices are located in leased offices in Miami, Florida.
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
Through BioReference, we provide laboratory testing services, primarily to customers in the larger metropolitan areas across New York, New Jersey, Maryland, Pennsylvania, Delaware, Washington DC, Florida, California, Texas, Illinois and Massachusetts as well as to customers in a number of other states. We offer a comprehensive test menu of clinical diagnostics for blood, urine, and tissue analysis. This includes hematology, clinical chemistry, immunoassay, infectious diseases, serology, hormones, and toxicology assays, as well as Pap smear, anatomic pathology (biopsies) and other types of tissue analysis. We market our laboratory testing services directly to physicians, geneticists, hospitals, clinics, correctional and other health facilities.
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

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of presentation. The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and notes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring adjustments or otherwise disclosed herein) considered necessary to present fairly the Company’s results of operations, financial position and cash flows have been made. The results of operations and cash flows for the three months ended March 31, 2017, are not necessarily indicative of the results of operations and cash flows that may be reported for the remainder of 2017 or any future periods. The unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2016.
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
Inventories. Inventories are valued at the lower of cost and net realizable value. Cost is determined by the first-in, first-out method. We consider such factors as the amount of inventory on hand, estimated time required to sell such inventories, remaining shelf-life, and current market conditions to determine whether inventories are stated at the lower of cost and net realizable value. Inventories at our diagnostics segment consist primarily of purchased laboratory supplies, which is used in our testing laboratories. Inventory obsolescence expense for the three months ended March 31, 2017 and 2016 was $4.6 million and $0.0 million, respectively.
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
Goodwill and intangible assets. Goodwill represents the difference between the purchase price and the estimated fair value of the net assets acquired accounted for by the acquisition method of accounting and arose from our acquisitions. Refer to Note 4. Goodwill, in-process research and development (“IPR&D”) and other intangible assets acquired in business combinations, licensing and other transactions at both March 31, 2017 and December 31, 2016 was $2.1 billion.
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
We amortize intangible assets with definite lives on a straight-line basis over their estimated useful lives, ranging from 3 to 20 years. We use the straight-line method of amortization as there is no reliably determinable pattern in which the economic benefits of our intangible assets are consumed or otherwise used up. Amortization expense was $17.9 million and $13.4 million for the three months ended March 31, 2017 and 2016, respectively.
Fair value measurements. The carrying amounts of our cash and cash equivalents, accounts receivable, accounts payable and short-term debt approximate their fair value due to the short-term maturities of these instruments. Investments that are considered available for sale as of March 31, 2017 and December 31, 2016 are carried at fair value. Our debt under the credit agreement with JPMorgan Chase Bank, N.A. approximates fair value due to the variable rate of interest.
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
Derivative financial instruments. We record derivative financial instruments on our Condensed Consolidated Balance Sheet at their fair value and recognize the changes in the fair value in our Condensed Consolidated Statement of Operations when they occur, the only exception being derivatives that qualify as hedges. For the derivative instrument to qualify as a hedge, we are required to meet strict hedge effectiveness and contemporaneous documentation requirements at the initiation of the hedge and assess the hedge effectiveness on an ongoing basis over the life of the hedge. At March 31, 2017 and December 31, 2016, our foreign currency forward contracts to economically hedge inventory purchases did not meet the documentation requirements to be designated as hedges. Accordingly, we recognize all changes in the fair values of our derivatives instruments, net, in our Condensed Consolidated Statement of Operations. Refer to Note 9.
Property, plant and equipment. Property, plant and equipment are recorded at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets and includes amortization expense for assets capitalized under capital leases. The estimated useful lives by asset class are as follows: software - 3 years, machinery, medical and other equipment - 5-8 years, furniture and fixtures - 5-10 years, leasehold improvements - the lesser of their useful life or the lease term, buildings and improvements - 10-40 years, automobiles and aircraft - 3-15 years. Expenditures for repairs and maintenance are charged to expense as incurred. Depreciation expense was $7.8 million and $8.7 million for the three months ended March 31, 2017 and 2016, respectively. Assets held under capital leases are included within Property, plant and equipment, net in our Condensed Consolidated Balance Sheet and are amortized over the shorter of their useful lives or the expected term of their related leases.
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

We operate in various countries and tax jurisdictions globally.  For interim reporting purposes, we record income taxes based on the expected annual effective income tax rate taking into consideration global forecasted tax results.  For the three months ended March 31, 2017, the tax rate differed from the U.S. federal statutory rate of 35% primarily due to the relative mix in earnings and losses in the U.S. versus foreign tax jurisdictions, the impact of certain discrete tax events and operating results in tax jurisdictions which do not result in a tax benefit.
We periodically evaluate the realizability of our net deferred tax assets. Our tax accruals are analyzed periodically and adjustments are made as events occur to warrant such adjustment. On December 29, 2016, the Israeli Parliament reduced the standard corporate income tax rate from 25% to 24%, effective January 1, 2017 and 23% effective January 1, 2018. The new rates have been used in determining Income tax (provision) benefit in 2017.
Revenue recognition. Revenue for laboratory services is recognized at the time test results are reported, which approximates when services are provided. Services are provided to patients covered by various third-party payer programs including various managed care organizations, as well as the Medicare and Medicaid programs. Billings for services under third-party payer programs are included in revenue net of allowances for contractual discounts and allowances for differences between the amounts billed and estimated program payment amounts. Adjustments to the estimated payment amounts based on final settlement with the programs are recorded upon settlement as an adjustment to revenue. For the three months ended March 31, 2017, approximately 21% of our revenues from services were derived directly from the Medicare and Medicaid programs.
We recognize revenue from product sales when persuasive evidence of an arrangement exists, delivery has occurred, collectability is reasonably assured, and the price to the buyer is fixed or determinable, which is generally when goods are shipped and title and risk of loss transfer to our customers. Our estimates for sales returns and allowances are based upon the historical patterns of product returns and allowances taken, matched against the sales from which they originated, and our evaluation of specific factors that may increase or decrease the risk of product returns. Product revenues are recorded net of estimated rebates, chargebacks, discounts, co-pay assistance and other deductions (collectively, “Sales Deductions”) as well as estimated product returns. Allowances are recorded as a reduction of revenue at the time product revenues are recognized.
We launched Rayaldee in the U.S. through our dedicated renal sales force in November 2016. Rayaldee is distributed in the U.S. principally through the retail pharmacy channel, which initiates with the largest wholesalers in the U.S. (collectively, “Rayaldee Customers”). In addition to distribution agreements with Rayaldee Customers, we have entered into arrangements with many health care providers and payers that provide for government-mandated and/or privately-negotiated rebates, chargebacks and discounts with respect to the purchase of Rayaldee.
We lack the experiential data which would allow us to estimate Sales Deductions and returns. Therefore, as of March 31, 2017, we have determined that we do not yet meet the criteria for the recognition of revenue for shipments of Rayaldee at the time of shipment to Rayaldee Customers as allowances for Sales Deductions and returns are not known or cannot be reasonably estimated. We will not recognize revenue upon shipment until such time as we can reasonably estimate and record provisions for Sales Deductions and returns utilizing historical information and market research projections.
During the three months ended March 31, 2017, we did not recognize any product revenues related to Rayaldee sales. Payments received from Rayaldee Customers in advance of recognition of revenue are recorded as deferred revenue included in Accrued expenses in our Condensed Consolidated Balance Sheet. The related deferred revenue balance as of March 31, 2017 was $2.1 million. The corresponding costs of product revenues for which we have not recognized product revenue have similarly not yet been reflected in our Condensed Consolidated Statement of Operations.
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

Such changes could materially impact the revenue recognized, and as a result, management reviews the estimates related to the relevant time period of research and development on a periodic basis. For the three months ended March 31, 2017 and 2016, revenue from transfer of intellectual property includes $17.7 million of revenue related to the Pfizer Transaction. Refer to Note 12.
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
Total deferred revenue included in Accrued expenses and Other long-term liabilities was $145.1 million and $162.4 million at March 31, 2017 and December 31, 2016, respectively. The deferred revenue balance at March 31, 2017 relates primarily to the Pfizer Transaction. Refer to Note 12.
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
While we have receivables due from federal and state governmental agencies, we do not believe that such receivables represent a credit risk since the related health care programs are funded by federal and state governments, and payment is primarily dependent upon submitting appropriate documentation. Accounts receivable balances (net of contractual adjustments) from Medicare and Medicaid were $43.5 million and $50.5 million at March 31, 2017 and December 31, 2016, respectively.
The portion of our accounts receivable due from individual patients comprises the largest portion of credit risk. At March 31, 2017 and December 31, 2016, receivables due from patients represent approximately 3.4% and 4.1%, respectively, of our consolidated accounts receivable (prior to allowance for doubtful accounts).
We assess the collectability of accounts receivable balances by considering factors such as historical collection experience, customer credit worthiness, the age of accounts receivable balances, regulatory changes and current economic conditions and trends that may affect a customer’s ability to pay. Actual results could differ from those estimates. Our reported net income (loss) is directly affected by our estimate of the collectability of accounts receivable. The allowance for doubtful accounts was $44.9 million and $36.3 million at March 31, 2017 and December 31, 2016, respectively. The provision for bad debts for the three months ended March 31, 2017 and 2016 was $27.0 million and $19.6 million, respectively.
Equity-based compensation. We measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is recognized in the Condensed Consolidated Statement of Operations over the period during which an employee is required to provide service in exchange for the award. We record excess tax benefits, realized from the exercise of stock options, as cash flows from operations. Equity-based compensation arrangements to non-employees are recorded at their fair value on the measurement date. The measurement of equity-based compensation to non-employees is subject to periodic adjustment as the underlying equity instruments vest. During the three months ended March 31, 2017 and 2016, we recorded $9.7 million and $17.3 million, respectively, of equity-based compensation expense.
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
Segment reporting. Our chief operating decision-maker (“CODM”) is Phillip Frost, M.D., our Chairman and Chief Executive Officer. Our CODM reviews our operating results and operating plans and makes resource allocation decisions on a Company-wide or aggregate basis. We manage our operations in two reportable segments, pharmaceutical and diagnostics. The pharmaceutical segment consists of our pharmaceutical operations we acquired in Chile, Mexico, Ireland, Israel and Spain and our pharmaceutical research and development. The diagnostics segment primarily consists of clinical laboratory operations we acquired through the acquisition of BioReference and our point-of-care operations. There are no significant inter-segment sales. We evaluate the performance of each segment based on operating profit or loss. There is no inter-segment allocation of interest expense and income taxes.
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
Investments. We have made strategic investments in development stage and emerging companies. We record these investments as equity method investments or investments available for sale based on our percentage of ownership and whether we have significant influence over the operations of the investees. Investments for which it is not practical to estimate fair value and which we do not have significant influence, are accounted for as cost method investments. For investments classified under the equity method of accounting, we record our proportionate share of their losses in Losses from investments in investees in our Condensed Consolidated Statement of Operations. Refer to Note 5. For investments classified as available for sale, we record changes in their fair value as unrealized gain or loss in Other comprehensive income (loss) based on their closing price per share at the end of each reporting period. Refer to Note 5.
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
In July 2015, the FASB issued ASU No. 2015-11, “Inventory (Topic 330): Simplifying the Measurement of Inventory,” which changes the measurement principle for entities that do not measure inventory using the last-in, first-out (“LIFO”) or retail inventory method from the lower of cost or market to lower of cost and net realizable value. ASU 2015-11 is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years, with early adoption permitted. The adoption of ASU 2015-11 in the first quarter of 2017 did not have a significant impact on our Condensed Consolidated Financial Statements.
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
In March 2016, the FASB issued ASU No. 2016-09, “Compensation - Stock Compensation (Topic 718),” which simplifies several aspects of the accounting for share-based payment award transactions, including the income tax consequences, classification of awards as either equity or liabilities, classification on the statement of cash flows and accounting for forfeitures. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years, with early adoption permitted. We adopted this standard in the first quarter of 2017. As required by ASU 2016-09, excess tax benefits are classified as an operating activity in our Condensed Consolidated Statements of Cash Flows and we have applied this provision prospectively. In addition, we have elected to estimate forfeitures over the course of a vesting period, rather than account for forfeitures as they occur. We adjust our forfeiture estimates based on the number of share-based awards that ultimately vest on at least an annual basis. Upon the adoption of ASU 2016-09 in 2017, we recorded a cumulative-effect adjustment to increase our deferred tax assets and reduce our accumulated deficit by $32.5 million with respect to excess tax benefits recognized in our Condensed Consolidated Balance Sheet.
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
A total of 2,623,001 potential shares of Common Stock have been excluded from the calculation of net loss per share for the three months ended March 31, 2017, respectively, because their inclusion would be antidilutive. A full presentation of diluted earnings per share has not been provided because the required adjustments to the numerator and denominator resulted in diluted earnings per share equivalent to basic earnings per share. A total of 6,052,199 potential shares of Common Stock have been excluded from the calculation of net loss per share for the three months ended March 31, 2016, because their inclusion would be antidilutive.
During the three months ended March 31, 2017, 1,106,872 Common Stock options and Common Stock warrants to purchase shares of our Common Stock were exercised, resulting in the issuance of 1,021,890 shares of Common Stock. Of the 1,106,872 Common Stock options and Common Stock warrants exercised, 84,982 shares of Common Stock were surrendered in lieu of a cash payment via the net exercise feature of the agreements.
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

NOTE 4 COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS

(In thousands)	March 31, 2017	December 31, 2016
Accounts receivable, net
Accounts receivable	$283,780	$256,552
Less: allowance for doubtful accounts	(44,887)	(36,268)
	$238,893	$220,284
Inventories, net
Consumable supplies	$23,920	$23,448
Finished products	19,733	16,143
Work in-process	4,368	3,896
Raw materials	5,500	4,686
Less: inventory reserve	(6,029)	(945)
	$47,492	$47,228
Other current assets and prepaid expenses
Taxes recoverable	16,391	16,187
Other receivables	12,509	13,021
Prepaid supplies	7,630	6,952
Prepaid insurance	2,117	3,688
Other	3,848	7,508
	$42,495	$47,356
Intangible assets, net:
Customer relationships	$444,091	$443,560
Technologies	340,455	340,397
Trade names	50,458	50,442
Licenses	23,520	23,506
Covenants not to compete	16,355	16,348
Product registrations	8,040	7,641
Other	5,345	5,289
Less: accumulated amortization	(141,610)	(123,207)
	$746,654	$763,976
Accrued expenses:
Deferred revenue	$73,862	$73,434
Employee benefits	43,032	43,792
Clinical trials	6,920	5,935
Taxes payable	3,391	4,430
Contingent consideration	303	259
Capital leases short-term	3,329	3,025
Milestone payment	4,916	4,865
Professional fees	4,418	4,035
Other	38,695	58,180
	$178,866	$197,955

(In thousands)	March 31, 2017	December 31, 2016
Other long-term liabilities:
Deferred revenue	$71,241	$89,016
Line of credit	39,242	38,809
Contingent consideration	47,149	44,817
Mortgages and other debts payable	1,462	717
Capital leases long-term	8,483	7,216
Other	21,999	21,908
	$189,576	$202,483
All of the intangible assets and goodwill acquired relate to our acquisitions of principally OPKO Renal, OPKO Biologics, EirGen and BioReference. We do not anticipate capitalizing the cost of product registration renewals, rather we expect to expense these costs, as incurred. Our goodwill is not tax deductible for income tax purposes in any jurisdiction we operate in.
At March 31, 2017, the changes in value of the intangible assets and goodwill are primarily due to foreign currency fluctuations between the Chilean and Mexican pesos, the Euro and the Shekel against the U.S. dollar.
The following table summarizes the changes in Goodwill during the three months ended March 31, 2017.

	2017
(In thousands)	Balance at January 1	Foreign exchange and other	Balance at March 31st
Pharmaceuticals
CURNA	$4,827	$—	$4,827
EirGen	78,358	1,206	79,564
FineTech	11,698	—	11,698
OPKO Chile	4,785	46	4,831
OPKO Biologics	139,784	—	139,784
OPKO Health Europe	6,936	107	7,043
OPKO Renal	2,069	—	2,069
Transition Therapeutics	3,360	28	3,388

Diagnostics
BioReference	401,821	—	401,821
OPKO Diagnostics	17,977	—	17,977
OPKO Lab	32,988	—	32,988
	$704,603	$1,387	$705,990

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
Goodwill from the acquisition of Transition Therapeutics principally relates to intangible assets that do not qualify for separate recognition (for instance, Transition Therapeutics’ assembled workforce) and the deferred tax liability generated as a result of the transaction. Goodwill is not tax deductible for income tax purposes and was assigned to the pharmaceutical reporting segment.
Our IPR&D assets will not be amortized until the underlying development programs are completed. Upon obtaining regulatory approval, the IPR&D assets are then accounted for as finite-lived intangible assets and amortized on a straight-line basis over its estimated useful life.
Investments
The following table reflects the accounting method, carrying value and underlying equity in net assets of our unconsolidated investments as of March 31, 2017:

(in thousands)
Investment type	Investment Carrying Value	Underlying Equity in Net Assets
Equity method investments	$29,565	$23,693
Variable interest entity, equity method	48	—
Available for sale investments	3,992
Cost method investment	608
Warrants and options	3,072
Total carrying value of investments	$37,285
Equity Method Investments
Our equity method investments consist of investments in Pharmsynthez (ownership 9%), Cocrystal Pharma, Inc. (“COCP”) (8%), Sevion Therapeutics, Inc. (“Sevion”) (3%), Non-Invasive Monitoring Systems, Inc. (“NIMS”) (1%), Neovasc (4%), VBI Vaccines Inc. (“VBI”) (15%), InCellDx, Inc. (27%), and BioCardia, Inc. (“BioCardia”) (5%). The total assets, liabilities, and net losses of our equity method investees as of and for the three months ended March 31, 2017 were $412.7 million, $(201.5) million, and $(59.5) million, respectively. We have determined that we and/or our related parties can significantly influence the success of our equity method investments through our board representation and/or voting power. Accordingly, we account for our investment in these entities under the equity method and record our proportionate share of their losses in Loss from investments in investees in our Condensed Consolidated Statement of Operations. The aggregate value of our equity method investments based on the quoted market price of their common stock and the number of shares held by us as of March 31, 2017 is $37.8 million.
Available for Sale Investments
Our available for sale investments consist of investments in RXi Pharmaceuticals Corporation (“RXi”) (ownership 2%), ChromaDex Corporation (2%), MabVax Therapeutics Holdings, Inc. (“MabVax”) (4%), ARNO Therapeutics, Inc. (“ARNO”) (0%) and Xenetic Biosciences, Inc. (“Xenetic”) (4%). We have determined that our ownership, along with that of our related parties, does not provide us with significant influence over the operations of our available for sale investments. Accordingly, we account for our investment in these entities as available for sale, and we record changes in these investments as an unrealized gain or loss in Other comprehensive income (loss) each reporting period.
Sales of Investments
Gains (losses) included in earnings from sales of our investments are recorded in Other income (expense), net in our Condensed Consolidated Statement of Operations. We did not have any such activity in the three months ended March 31, 2017 and 2016. The cost of securities sold is based on the specific identification method.
Warrants and Options
In addition to our equity method investments and available for sale investments, we hold options to purchase 1.0 million additional shares of Neovasc, which are fully vested as of March 31, 2017, options to purchase 5.0 million additional shares of BioCardia, none of which are vested as of March 31, 2017, and 1.0 million, 2.3 million, 0.3 million, 0.7 million, 0.7 million, 0.5 million and 0.2 million of warrants to purchase additional shares of COCP, ARNO, Sevion, MabVax, InCellDx, Inc., Xenetic and RXi, respectively. We recorded the changes in the fair value of the options and warrants in Fair value changes of derivative instruments, net in our Condensed Consolidated Statement of Operations. We also recorded the fair value of the options and warrants in Investments, net in our Condensed Consolidated Balance Sheet. See further discussion of the Company’s options and warrants in Note 8 and Note 9.
Investments in variable interest entities

We have determined that we hold variable interests in Zebra Biologics, Inc. (“Zebra”). We made this determination as a result of our assessment that Zebra does not have sufficient resources to carry out its principal activities without additional financial support.
We own 1,260,000 shares of Zebra Series A-2 Preferred Stock and 900,000 shares of Zebra restricted common stock (ownership 29% at March 31, 2017). Zebra is a privately held biotechnology company focused on the discovery and development of biosuperior antibody therapeutics and complex drugs. Dr. Richard Lerner, M.D., a member of our Board of Directors, is a founder of Zebra and, along with Dr. Frost, serves as a member of Zebra’s Board of Directors.
In order to determine the primary beneficiary of Zebra, we evaluated our investment and our related parties’ investment, as well as our investment combined with the related party group’s investment to identify if we had the power to direct the activities that most significantly impact the economic performance of Zebra. Based on the capital structure, governing documents and overall business operations of Zebra, we determined that, while a VIE, we do not have the power to direct the activities that most significantly impact Zebra’s economic performance and have no obligation to fund expected losses. We did determine, however, that we can significantly influence the success of Zebra through our board representation and voting power. Therefore, we have the ability to exercise significant influence over Zebra’s operations and account for our investment in Zebra under the equity method.
Other
In March 2016, we entered into an agreement with Relative Core pursuant to which we delivered $5.0 million cash to Relative Core in exchange for a $5.0 million promissory note (“Relative Note”) which bears interest at 10% and is due in 2018. The Relative Note is secured by 4,000,000 shares of common stock of Xenetic and 494,462 shares of OPKO common stock. We recorded the Relative Note within Other current assets and prepaid expenses in our Condensed Consolidated Balance Sheet.

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
The following table sets forth information related to the 2033 Senior Notes which is included our Condensed Consolidated Balance Sheet as of March 31, 2017:

(In thousands)	Embedded conversion option	2033 Senior Notes	Discount	Debt Issuance Cost	Total
Balance at December 31, 2016	$16,736	$31,850	$(4,612)	$(273)	$43,701
Amortization of debt discount and debt issuance costs	—	—	492	37	529
Change in fair value of embedded derivative	(4,945)	—	—	—	(4,945)
Balance at March 31, 2017	$11,791	$31,850	$(4,120)	$(236)	$39,285
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

For accounting and financial reporting purposes, we combine these embedded derivatives and value them together as one unit of accounting. At each reporting period, we record these embedded derivatives at fair value which is included as a component of the 2033 Senior Notes on our Condensed Consolidated Balance Sheet.
From 2013 to 2016, holders of the 2033 Senior Notes converted 143.2 million in aggregate principal amount into an aggregate of 21,539,873 shares of the Company’s Common Stock.
On April 1, 2015, we initially announced that our 2033 Senior Notes were convertible through June 2015 by holders of such notes. This conversion right was triggered because the closing price per share of our Common Stock exceeded $9.19, or 130% of the initial conversion price of $7.07, for at least 20 of 30 consecutive trading days during the applicable measurement period. We have elected to satisfy our conversion obligation under the 2033 Senior Notes in shares of our Common Stock. Our 2033 Senior Notes continued to be convertible by holders of such notes for the remainder of 2015, 2016 and the first quarter of 2017, and may be convertible thereafter, if one or more of the conversion conditions specified in the Indenture is satisfied during future measurement periods. Pursuant to the Indenture, a holder who elects to convert the 2033 Senior Notes will receive 141.4827 shares of our Common Stock plus such number of additional shares as is applicable on the conversion date per $1,000 principal amount of 2033 Senior Notes based on the early conversion provisions in the Indenture. See further discussion in Note 14.
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
The following table sets forth the inputs to the lattice model used to value the embedded derivative:

March 31, 2017
Stock price	$8.00
Conversion Rate	141.4827
Conversion Price	$7.07
Maturity date	February 1, 2033
Risk-free interest rate	1.23%
Estimated stock volatility	49%
Estimated credit spread	620 basis points
The following table sets forth the fair value of the 2033 Senior Notes with and without the embedded derivatives, and the fair value of the embedded derivatives at March 31, 2017. At March 31, 2017 the principal amount of the 2033 Senior Notes was $31.9 million:

(In thousands)	March 31, 2017
Fair value of 2033 Senior Notes:
With the embedded derivatives	$41,329
Without the embedded derivatives	$29,538
Estimated fair value of the embedded derivatives	$11,791

Changes in certain inputs into the lattice model can have a significant impact on changes in the estimated fair value of the embedded derivatives. For example, a decrease in our estimated credit spread results in an increase in the estimated value of the embedded derivatives. Conversely, a decrease in the price of our Common Stock results in a decrease in the estimated fair value of the embedded derivatives. For the three months ended March 31, 2017, we observed an decrease in the market price of our Common Stock which primarily resulted in a $4.9 million decrease in the estimated fair value of our embedded derivatives recorded in Fair value changes of derivative instruments, net in our Condensed Consolidated Statement of Operations.

On November 5, 2015, BioReference and certain of its subsidiaries entered into a credit agreement with JPMorgan Chase Bank, N.A. (“CB”), as lender and administrative agent, as amended (the “Credit Agreement”), which replaced BioReference’s prior credit facility. The Credit Agreement provides for a $175.0 million secured revolving credit facility and includes a $20.0 million sub-facility for swingline loans and a $20.0 million sub-facility for the issuance of letters of credit. BioReference may increase the credit facility to up to $275.0 million on a secured basis, subject to the satisfaction of specified conditions. The Credit Agreement matures on November 5, 2020 and is guaranteed by all of BioReference’s domestic subsidiaries. The Credit Agreement is also secured by substantially all assets of BioReference and its domestic subsidiaries, as well as a non-recourse pledge by us of our equity interest in BioReference. Availability under the Credit Agreement is based on a borrowing base comprised of eligible accounts receivables of BioReference and certain of its subsidiaries, as specified therein. Principal under the Credit Agreement is due upon maturity on November 5, 2020.

At BioReference’s option, borrowings under the Credit Agreement (other than swingline loans) will bear interest at (i) the CB floating rate (defined as the higher of (a) the prime rate and (b) the LIBOR rate (adjusted for statutory reserve requirements for Eurocurrency liabilities) for an interest period of one month plus 2.50%) plus an applicable margin of 0.35% for the first 12 months and 0.50% thereafter or (ii) the LIBOR rate (adjusted for statutory reserve requirements for Eurocurrency liabilities) plus an applicable margin of 1.35% for the first 12 months and 1.50% thereafter. Swingline loans will bear interest at the CB floating rate plus the applicable margin. The Credit Agreement also calls for other customary fees and charges, including an unused commitment fee of 0.25% of the lending commitments.

On March 17, 2017, BioReference and certain of its subsidiaries entered into Amendment No. 3 to Credit Agreement, which amended the Credit Agreement to permit BioReference and its subsidiaries to dividend cash to the Company in the form of an intercompany loan, in an aggregate amount not to exceed $55,000,000. The other terms of the Credit Agreement remain unchanged.

The Credit Agreement contains customary covenants and restrictions, including, without limitation, covenants that require BioReference and its subsidiaries to maintain a minimum fixed charge coverage ratio if availability under the new credit facility falls below a specified amount and to comply with laws and restrictions on the ability of BioReference and its subsidiaries to incur additional indebtedness or to pay dividends and make certain other distributions to the Company, subject to certain exceptions as specified therein. Failure to comply with these covenants would constitute an event of default under the Credit Agreement, notwithstanding the ability of BioReference to meet its debt service obligations. The Credit Agreement also includes various customary remedies for the lenders following an event of default, including the acceleration of repayment of outstanding amounts under the Credit Agreement and execution upon the collateral securing obligations under the Credit Agreement. Substantially all the assets of BioReference and its subsidiaries are restricted from sale, transfer, lease, disposal or distributions to the Company, subject to certain exceptions. BioReference and its subsidiaries net assets as of March 31, 2017 were approximately $1.0 billion, which includes goodwill of $401.8 million and intangible assets of $478.1 million.

In addition to the Credit Agreement with CB, we have line of credit agreements with ten other financial institutions as of March 31, 2017 and ten other financial institutions as of December 31, 2016 in United States, Chile and Spain. These lines of credit are used primarily as a source of working capital for inventory purchases.
The following table summarizes the amounts outstanding under the Bio Reference, Chilean and Spanish lines of credit:

(Dollars in thousands)			Balance Outstanding
Lender	Interest rate on borrowings at March 31, 2017	Credit line capacity	March 31, 2017	December 31, 2016
JPMorgan Chase	2.74%	$175,000	$39,242	$38,809
Itau Bank	5.50%	1,450	395	419
Bank of Chile	6.60%	2,500	1,566	1,619
BICE Bank	5.50%	2,000	592	1,538
BBVA Bank	5.50%	2,300	686	1,063
Security Bank	N/A	N/A	—	—
Estado Bank	5.50%	2,400	2,010	1,870
Santander Bank	5.50%	3,000	2,266	1,196
Scotiabank	5.00%	1,300	864	789
Corpbanca	5.00%	500	—	18
Banco Bilbao Vizcaya	2.90%	267	—	—
Total		$190,717	$47,621	$47,321
At March 31, 2017 and December 31, 2016, the weighted average interest rate on our lines of credit was approximately 4.2% and 4.7%, respectively.
At March 31, 2017 and December 31, 2016, we had notes payable and other debt (excluding the 2033 Senior Notes, the Credit Agreement and amounts outstanding under lines of credit) as follows:

(In thousands)	March 31, 2017	December 31, 2016
Current portion of notes payable	$3,361	$3,681
Other long-term liabilities	2,022	2,090
Total	$5,383	$5,771
The notes and other debt mature at various dates ranging from 2017 through 2024 bearing variable interest rates from 1.8% up to 6.3%. The weighted average interest rate on the notes and other debt at March 31, 2017 and December 31, 2016, was 3.0% and 3.2%, respectively. The notes payable are secured by our office space in Barcelona.

NOTE 7 ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
For the three months ended March 31, 2017, changes in Accumulated other comprehensive income (loss), net of tax, were as follows:

(In thousands)	Foreign currency	Unrealized gain (loss) in Accumulated OCI	Total
Balance at December 31, 2016	$(28,128)	$1,119	$(27,009)
Other comprehensive income (loss) before reclassifications	2,592	(536)	2,056
Net other comprehensive loss	2,592	(536)	2,056
Balance at March 31, 2017	$(25,536)	$583	$(24,953)
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
A summary of our investments classified as available for sale and carried at fair value, is as follows:

	As of March 31, 2017
(In thousands)	Amortized Cost	Gross unrealized gains in Accumulated OCI	Gross unrealized losses in Accumulated OCI	Fair value
Common stock investments, available for sale	$3,409	$671	$(88)	$3,992
Total assets	$3,409	$671	$(88)	$3,992

	As of December 31, 2016
(In thousands)	Amortized Cost	Gross unrealized gains in Accumulated OCI	Gross unrealized losses in Accumulated OCI	Fair value
Common stock investments, available for sale	$3,409	$1,313	$(194)	$4,528
Total assets	$3,409	$1,313	$(194)	$4,528
Any future fluctuation in fair value related to our available for sale investments that is judged to be temporary, and any recoveries of previous temporary write-downs, will be recorded in Accumulated other comprehensive income (loss). If we determine that any future valuation adjustment was other-than-temporary, we will record a loss during the period such determination is made.
As of March 31, 2017, we have money market funds that qualify as cash equivalents, forward foreign currency exchange contracts for inventory purchases (refer to Note 9) and contingent consideration related to the acquisitions of CURNA, OPKO Diagnostics, OPKO Health Europe, and OPKO Renal that are required to be measured at fair value on a recurring basis. In addition, in connection with our investment and our consulting agreements with Neovasc and BioCardia, we record the related Neovasc and BioCardia options at fair value as well as the warrants from COCP, ARNO, Sevion, MabVax, InCellDx, Inc., Xenetic and RXi.

Our financial assets and liabilities measured at fair value on a recurring basis are as follows:

	Fair value measurements as of March 31, 2017
(In thousands)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Assets:
Money market funds	$4,016	$—	$—	$4,016
Common stock investments, available for sale	3,992	—	—	3,992
Common stock options/warrants	—	3,072	—	3,072
Forward contracts	—	47	—	47
Total assets	$8,008	$3,119	$—	$11,127
Liabilities:
Embedded conversion option	$—	$—	$11,791	$11,791
Contingent consideration	—	—	47,452	47,452
Total liabilities	$—	$—	$59,243	$59,243

	Fair value measurements as of December 31, 2016
(In thousands)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Assets:
Money market funds	$5,314	$—	$—	$5,314
Common stock investments, available for sale	4,528	—	—	4,528
Common stock options/warrants	—	4,017	—	4,017
Forward contracts	—	39	—	39
Total assets	$9,842	$4,056	$—	$13,898
Liabilities:
Embedded conversion option	$—	$—	$16,736	$16,736
Contingent consideration	—	—	45,076	45,076
Total liabilities	$—	$—	$61,812	$61,812
The carrying amount and estimated fair value of our 2033 Senior Notes without the embedded conversion option, as well as the applicable fair value hierarchy tiers, are contained in the table below. The fair value of the 2033 Senior Notes is determined using a binomial lattice approach in order to estimate the fair value of the embedded derivative in the 2033 Senior Notes. Refer to Note 6.

	March 31, 2017
(In thousands)	Carrying Value	Total Fair Value	Level 1	Level 2	Level 3
2033 Senior Notes	$27,494	$29,538	$—	$—	$29,538
There have been no transfers between Level 1 and Level 2 and no transfers to or from Level 3 of the fair value hierarchy.
As of March 31, 2017 and December 31, 2016, the carrying value of our other assets and liabilities approximates their fair value due to their short-term nature or variable rate of interest.
The following table reconciles the beginning and ending balances of our Level 3 assets and liabilities as of March 31, 2017:

	March 31, 2017
(In thousands)	Contingent consideration	Embedded conversion option
Balance at December 31, 2016	$45,076	$16,736
Total losses for the period:
Included in results of operations	2,371	(4,945)
Foreign currency impact	5	—
Balance at March 31, 2017	$47,452	$11,791
The estimated fair values of our financial instruments have been determined by using available market information and what we believe to be appropriate valuation methodologies. We use the following methods and assumptions in estimating fair value:
Contingent consideration – We estimate the fair value of the contingent consideration utilizing a discounted cash flow model for the expected payments based on estimated timing and expected revenues. We use several discount rates depending on each type of contingent consideration related to OPKO Diagnostics, CURNA, OPKO Health Europe and OPKO Renal transactions. If estimated future sales were to decrease by 10%, the contingent consideration related to OPKO Renal, which represents the majority of our contingent consideration liability, would decrease by $2.7 million. As of March 31, 2017, of the $47.5 million of contingent consideration, $0.3 million is recorded in Accrued expenses and $47.1 million is recorded in Other long-term liabilities. As of December 31, 2016, of the $45.1 million of contingent consideration, $0.3 million is recorded in Accrued expenses and $44.8 million is recorded in Other long-term liabilities.
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

NOTE 9 DERIVATIVE CONTRACTS
The following table summarizes the fair values and the presentation of our derivative financial instruments in the Condensed Consolidated Balance Sheets:

(In thousands)	Balance Sheet Component	March 31, 2017	December 31, 2016
Derivative financial instruments:
Common Stock options/warrants	Investments, net	$3,072	$4,017
Embedded conversion option	2033 Senior Notes, net of discount and estimated fair value of embedded derivatives	$11,791	$16,736
Forward contracts	Unrealized gains on forward contracts are recorded in Other current assets and prepaid expenses. Unrealized (losses) on forward contracts are recorded in Accrued expenses.	$47	$39
We enter into foreign currency forward exchange contracts to cover the risk of exposure to exchange rate differences arising from inventory purchases on letters of credit. Under these forward contracts, for any rate above or below the fixed rate, we receive or pay the difference between the spot rate and the fixed rate for the given amount at the settlement date.
To qualify the derivative instrument as a hedge, we are required to meet strict hedge effectiveness and contemporaneous documentation requirements at the initiation of the hedge and assess the hedge effectiveness on an ongoing basis over the life of the hedge. At March 31, 2017 and December 31, 2016, our derivative financial instruments do not meet the documentation requirements to be designated as hedges. Accordingly, we recognize the changes in Fair value of derivative instruments, net in our Condensed Consolidated Statement of Operations. The following table summarizes the losses and gains recorded for the three months ended March 31, 2017 and 2016:

	Three months ended March 31,
(In thousands)	2017	2016
Derivative gain (loss):
Common Stock options/warrants	$(955)	$(986)
2033 Senior Notes	4,945	(138)
Forward contracts	47	(299)
Total	$4,037	$(1,423)

NOTE 10 RELATED PARTY TRANSACTIONS
We hold investments in Zebra (ownership 28%), Sevion (3%), Neovasc (4%), ChromaDex Corporation (2%), MabVax (4%), COCP (8%) ARNO (0%), NIMS (1%) and BioCardia (5%). These investments were considered related party transactions as a result of our executive management’s ownership interests and/or board representation in these entities. See further discussion of our investments in Note 5. In January 2016, we invested an additional $0.3 million in ARNO for 714,285 shares of its common stock and in August 2016 we invested an additional $0.3 million in ARNO for 714,285 shares of its common stock and warrants to purchase 357,142 shares of its common stock. In August 2016 we invested an additional $1.0 million in MabVax for 207,900 shares of its common stock and warrants to purchase 415,800 shares of its common stock. In September 2016 we invested an additional $2.0 million in COCP for 4,878,050 shares of its common stock.
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
In November 2016, we made a $0.2 million loan to Sevion, and in February 2017, we entered into an agreement with Sevion pursuant to which we delivered $0.3 million cash to Sevion in exchange for a promissory note which bears interest at 6% and may convert into shares of Sevion capital stock in certain circumstances. The agreements with Sevion were considered related party transactions as a result of our executive management’s ownership interests and board representation in Sevion.
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
We lease office space from Frost Real Estate Holdings, LLC (“Frost Holdings”) in Miami, Florida, where our principal executive offices are located. Effective January 1, 2017, we entered into an amendment to our lease agreement with Frost Holdings. The lease, as amended, is for approximately 29,500 square feet of space. The lease provides for payments of approximately $81 thousand per month in the first year increasing annually to $86 thousand per month in the third year, plus applicable sales tax. The rent is inclusive of operating expenses, property taxes and parking.
Our wholly-owned subsidiary, BioReference, purchases and uses certain products acquired from InCellDx, Inc., a company in which we hold a 27% minority interest.
We reimburse Dr. Frost for Company-related use by Dr. Frost and our other executives of an airplane owned by a company that is beneficially owned by Dr. Frost. We reimburse Dr. Frost for out-of-pocket operating costs for the use of the airplane by Dr. Frost or Company executives for Company-related business. We do not reimburse Dr. Frost for personal use of the airplane by Dr. Frost or any other executive. For the three months ended March 31, 2017 and 2016, we recognized approximately $20 thousand and $58 thousand, respectively, for Company-related travel by Dr. Frost and other OPKO executives.

NOTE 11 COMMITMENTS AND CONTINGENCIES
In connection with our acquisitions of CURNA, OPKO Diagnostics, OPKO Health Europe, and OPKO Renal, we agreed to pay future consideration to the sellers upon the achievement of certain events. As a result, as of March 31, 2017, we recorded $47.5 million as contingent consideration, with $0.3 million recorded within Accrued expenses and $47.1 million recorded within Other long-term liabilities in the accompanying Condensed Consolidated Balance Sheet. Refer to Note 4.
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
In April 2017, the Civil Division of the United States Attorney’s Office for the Southern District of New York (the “SDNY”) informed BioReference Laboratories (“BioReference”) that it believes that, from 2006 to the present, BioReference had, in violation of the False Claims Act, improperly billed Medicare and Tricare (both are federal government health care programs) for clinical laboratory services provided to hospital inpatient beneficiaries at certain hospitals. BioReference is reviewing and assessing the allegations made by the SDNY, and, at this point, BioReference has not determined whether there is any merit to the SDNY’s claims nor can it determine the extent of any potential liability. While management cannot predict the outcome of these matters at this time, the ultimate outcome could be material to our business, financial condition, results of operations, and cash flows.
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
We have employment agreements with certain executives of BioReference which provide for compensation and certain other benefits and for severance payments under certain circumstances. During the three months ended March 31, 2017 and 2016, we recognized $3.3 million and $17.2 million, respectively, of severance costs pursuant to these employment agreements as a component of Selling, general and administrative expense.

At March 31, 2017, we were committed to make future purchases for inventory and other items in 2017 that occur in the ordinary course of business under various purchase arrangements with fixed purchase provisions aggregating $82.7 million.
NOTE 12 STRATEGIC ALLIANCES
Vifor Fresenius Medical Care Renal Pharma Ltd
We plan to develop a portfolio of product candidates through a combination of internal development and external partnerships. In May 2016, EirGen, our wholly-owned subsidiary, and Vifor Fresenius Medical Care Renal Pharma Ltd (“VFMCRP”), entered into a Development and License Agreement (the “VFMCRP Agreement”) for the development and marketing of Rayaldee (the “Product”) worldwide, except for (i) the United States, (ii) any country in Central America or South America (excluding Mexico), (iii) Russia, (iv) China, (v) Japan, (vi) Ukraine, (vii) Belorussia, (viii) Azerbaijan, (ix) Kazakhstan, and (x) Taiwan (the “Territory”). The license to VFMCRP potentially covers all therapeutic and prophylactic uses of the Product in human patients (the “Field”), provided that initially the license is for the use of the Product for the treatment or prevention of secondary hyperparathyroidism related to patients with stage 3 or 4 chronic kidney disease and vitamin D insufficiency/deficiency (the “Initial Indication”).
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
We recognized the $50.0 million upfront license payment in Revenue from transfer of intellectual property in our Condensed Consolidated Statement of Operations in the second quarter of 2016. Revenues related to the Manufacturing Services will be recognized as Product is sold to VFMCRP. No revenue related to the Option will be recognized unless and until VFMCRP exercises its Option under the Letter Agreement.
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
We are recognizing the non-refundable $295.0 million upfront payments on a straight-line basis over the performance period. We recognized $17.7 million of revenue related to the Pfizer Transaction in Revenue from transfer of intellectual property in our Condensed Consolidated Statement of Operations during the three months ended March 31, 2017, and had deferred revenue related to the Pfizer Transaction of $141.2 million at March 31, 2017. As of March 31, 2017, $70.6 million of deferred revenue related to the Pfizer Transaction was classified in Accrued expenses and $70.6 million was classified in Other long-term liabilities in our Condensed Consolidated Balance Sheet.
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
TESARO
In November 2009, we entered into an asset purchase agreement (the “NK-1 Agreement”) under which we acquired VARUBI™ (rolapitant) and other neurokinin-1 (“NK-1”) assets from Merck. In December 2010, we entered into an exclusive license agreement with TESARO, in which we out-licensed the development, manufacture, commercialization and distribution of our lead NK-1 candidate, VARUBI™ (the “TESARO License”). Under the terms of the license, we received a $6.0 million upfront payment from TESARO and are eligible to receive milestone payments of up to $30 million upon achievement of certain regulatory and commercial sale milestones (of which $20 million has been received to date) and additional commercial milestone payments of up to $85 million if specified levels of annual net sales are achieved. During the three months ended March 31, 2017 and 2016, no revenue has been recognized related to the achievement of the milestones under the TESARO License. TESARO is also obligated to pay us tiered royalties on annual net sales achieved in the United States and Europe at percentage rates that range from the low double digits to the low twenties, and outside of the United States and Europe at low double-digit percentage rates. TESARO assumed responsibility for clinical development and commercialization of licensed products at its expense. Under the Agreement, we will continue to receive royalties on a country-by-country and product-by-product basis until the later of the date that all of the patent rights licensed from us and covering VARUBI™ expire, are invalidated or are not enforceable and 12 years from the first commercial sale of the product.
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
Pharmsynthez

In April 2013, we entered into a series of concurrent transactions with Pharmsynthez, a Russian pharmaceutical company traded on the Moscow Stock Exchange pursuant to which we acquired an equity method investment in Pharmsynthez (ownership 9%). We also granted rights to certain technologies in the Russian Federation, Ukraine, Belarus, Azerbaijan and Kazakhstan (the “Territories”) to Pharmsynthez and agreed to perform certain development activities. We will receive from Pharmsynthez royalties on net sales of products incorporating the technologies in the Territories, as well as a percentage of any sublicense income from third parties for the technologies in the Territories.
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
NOTE 13 SEGMENTS
We manage our operations in two reportable segments, pharmaceutical and diagnostics. The pharmaceutical segment consists of our pharmaceutical operations we acquired in Chile, Mexico, Ireland, Israel and Spain and our pharmaceutical research and development. The diagnostics segment primarily consists of our clinical laboratory operations we acquired through the acquisitions of BioReference and OPKO Lab and our point-of-care operations. There are no significant inter-segment sales. We evaluate the performance of each segment based on operating profit or loss. There is no inter-segment allocation of interest expense and income taxes.

Information regarding our operations and assets for our operating segments and the unallocated corporate operations as well as geographic information are as follows:

	For the three months ended March 31,
(In thousands)	2017	2016
Revenue from services:
Pharmaceutical	$—	$—
Diagnostics	255,286	252,522
Corporate	—	—
	$255,286	$252,522
Revenue from products:
Pharmaceutical	$22,231	$19,899
Diagnostics	—	—
Corporate	—	—
	$22,231	$19,899
Revenue from transfer of intellectual property:
Pharmaceutical	$18,579	$18,616
Diagnostics	—	—
Corporate	—	—
	$18,579	$18,616
Operating (loss) income:
Pharmaceutical	$(22,637)	$(1,330)
Diagnostics	(3,101)	(2,355)
Corporate	(15,969)	(23,833)
	$(41,707)	$(27,518)
Depreciation and amortization:
Pharmaceutical	$6,775	$2,861
Diagnostics	18,925	19,320
Corporate	30	18
	$25,730	$22,199
Loss from investment in investees:
Pharmaceutical	$(1,814)	$(2,050)
Diagnostics	(317)	(295)
Corporate	—	—
	$(2,131)	$(2,345)
Revenues:
United States	$255,641	$252,438
Ireland	20,717	22,144
Chile	10,121	6,983
Spain	4,505	4,023
Israel	4,217	4,743
Mexico	865	706
Other	30	—
	$296,096	$291,037

(In thousands)	March 31, 2017	December 31, 2016
Assets:
Pharmaceutical	$1,286,571	$1,294,916
Diagnostics	1,345,894	1,408,522
Corporate	127,603	63,181
	$2,760,068	$2,766,619
Goodwill:
Pharmaceutical	$253,204	$251,817
Diagnostics	452,786	452,786
Corporate	—	—
	$705,990	$704,603

One customer represented more than 10% of our total consolidated revenue during the three months ended March 31, 2017. As of March 31, 2017, no customer represented more than 10% of our accounts receivable balance. As of December 31, 2016, one customer represented more than 10% of our accounts receivable balance.
NOTE 14 SUBSEQUENT EVENTS
We have reviewed all subsequent events and transactions that occurred after the date of our March 31, 2017 Condensed Consolidated Balance Sheet date, through the time of filing this Quarterly Report on Form 10-Q.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW
You should read this discussion together with the unaudited Condensed Consolidated Financial Statements, related Notes, and other financial information included elsewhere in this report and in our Annual Report on Form 10-K for the year ended December 31, 2016 (the “Form 10-K”). The following discussion contains assumptions, estimates and other forward-looking statements that involve a number of risks and uncertainties, including those discussed under “Risk Factors,” in Part II, Item 1A of our Form 10-K for the year ended December 31, 2016, and described from time to time in our other reports filed with the Securities and Exchange Commission. These risks could cause our actual results to differ materially from those anticipated in these forward-looking statements.
We are a diversified healthcare company that seeks to establish industry-leading positions in large and rapidly growing medical markets. Our diagnostics business includes BioReference Laboratories (“BioReference”), the nation’s third-largest clinical laboratory with a core genetic testing business and a 400-person sales and marketing team to drive growth and leverage new products, including the 4Kscore prostate cancer test and the Claros 1 in-office immunoassay platform (in development). Our pharmaceutical business features Rayaldee, an FDA-approved treatment for secondary hyperparathyroidism (“SHPT”) in adults with stage 3 or 4 chronic kidney disease (“CKD”) and vitamin D insufficiency (launched in November 2016), and VARUBI™ for chemotherapy-induced nausea and vomiting (oral formulation launched by partner TESARO in November 2015 and pending approval for IV formulation), TT401, a once or twice weekly oxyntomodulin for type 2 diabetes and obesity which is a clinically advanced drug candidate among the new class of GLP-1 glucagon receptor dual agonists (Phase 2b) , and TT701, an androgen receptor modulator for androgen deficiency indications. Our pharmaceutical business also features hGH-CTP, a once-weekly human growth hormone injection (in Phase 3 and partnered with Pfizer), and a once-daily Factor VIIa drug for hemophilia (Phase 2a).
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

RESULTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2017 AND 2016
Revenues. Revenues for the three months ended March 31, 2017 increased $5.1 million compared to the prior year period. Revenues for the three months ended March 31, 2017 and 2016 were as follows:

Revenues	For the three months ended March 31,
(In thousands)	2017	2016	Change
Revenue from services	$255,286	$252,522	$2,764
Revenue from products	22,231	19,899	2,332
Revenue from transfer of intellectual property and other	18,579	18,616	(37)
Total revenues	$296,096	$291,037	$5,059
The increase in Revenue from services is attributable to an increase in revenue from BioReference. The increase in Revenue from products principally reflects an increase in revenue from OPKO Chile. Revenue from transfer of intellectual property for the three months ended March 31, 2017 and 2016 principally reflects $17.7 million of revenue related to the Pfizer Transaction. We are recognizing the non-refundable $295.0 million upfront payments received in the Pfizer Transaction on a straight-line basis over the expected performance period. The performance period is expected to continue through 2019, when we anticipate completing the various research and development services that are specified in the Pfizer Transaction.
Cost of revenue. Cost of revenue for the three months ended March 31, 2017 increased $7.3 million compared to the prior year period. The increase in cost of service revenue is attributable to an increase in cost of service revenue from BioReference. The increase in cost of product revenue is attributable to an increase in cost of revenue from OPKO Chile and EirGen. Cost of revenue for the three months ended March 31, 2017 and 2016 were as follows:

Cost of Revenue	For the three months ended March 31,
(In thousands)	2017	2016	Change
Cost of service revenue	$139,966	$137,597	$2,369
Cost of product revenue	14,830	9,939	4,891
Total cost of revenue	$154,796	$147,536	$7,260
Selling, general and administrative expenses. Selling, general and administrative expenses for the three months ended March 31, 2017 and 2016, were $136.7 million and $128.0 million, respectively. The increase in selling, general and administrative expenses was primarily due to costs related to the launch of Rayaldee and increased selling, general and administrative expenses at BioReference, which was partially offset by a decrease in severance costs. Included in selling, general and administrative expenses for the three months ended March 31, 2017 and 2016 are $3.3 million and $17.2 million, respectively, of net severance costs for certain BioReference executives. These severance costs include $2.8 million and $8.9 million of expense related to the acceleration of stock option vesting for certain BioReference executives in 2017 and 2016, respectively.
Selling, general and administrative expenses during the three months ended March 31, 2017 and 2016, include equity-based compensation expense of $7.9 million and $15.1 million, respectively, including the expense related to the acceleration of stock option vesting for certain BioReference executives.
Research and development expenses. Research and development expenses for the three months ended March 31, 2017 and 2016, were $26.0 million and $27.8 million, respectively. Research and development costs include external and internal expenses, partially offset by third-party grants and funding arising from collaboration agreements. External expenses include clinical and non-clinical activities performed by contract research organizations, lab services, purchases of drug and diagnostic product materials and manufacturing development costs. We track external research and development expenses by individual program for phase 3 clinical trials for drug approval and PMA’s (pre-market approval) for diagnostics tests, if any. Internal expenses include employee-related expenses including salaries, benefits and equity-based compensation expense. Other internal research and development expenses are incurred to support overall research and development activities and include expenses related to general overhead and facilities.

The following table summarizes the components of our research and development expenses:

Research and Development Expenses	For the three months ended March 31,
	2017	2016
External expenses:
Phase 3 clinical trials	$4,614	$2,843
Manufacturing expense for biological products	6,394	10,555
Earlier-stage programs	1,994	1,196
Research and development employee-related expenses	6,666	6,700
Other internal research and development expenses	6,889	7,329
Third-party grants and funding from collaboration agreements	(535)	(801)
Total research and development expenses	$26,022	$27,822
The decrease in research and development expenses is primarily due to a decrease in research and development expenses related to hGH-CTP, a long acting human growth hormone which was outlicensed to Pfizer in 2015. In addition, during the three months ended March 31, 2017 and 2016, we recorded, as an offset to research and development expenses, $0.5 million and $0.8 million, respectively, related to research and development grants received from our collaboration and funding agreements. Research and development expenses for the three months ended March 31, 2017 and 2016 include equity-based compensation expense of $1.4 million and $1.8 million, respectively. We expect our research and development expense to increase as we continue to expand our research and development of potential future products.
Contingent consideration. Contingent consideration expense for the three months ended March 31, 2017 and 2016, were $2.4 million and $1.8 million, respectively. The increase in contingent consideration was primarily attributable to an increase in the fair value of our contingent obligations for OPKO Renal due to the time value of money. The contingent consideration liabilities at March 31, 2017 relate to potential amounts payable to former stockholders of CURNA, OPKO Diagnostics, OPKO Health Europe and OPKO Renal pursuant to our acquisition agreements in January 2011, October 2011, August 2012 and March 2013, respectively.
Amortization of intangible assets. Amortization of intangible assets was $17.9 million and $13.4 million, respectively, for the three months ended March 31, 2017 and 2016. Amortization expense reflects the amortization of acquired intangible assets with defined useful lives. Amortization of intangible assets for the three months ended March 31, 2017 includes $4.0 million of amortization expense related to intangible assets for Rayaldee. Upon the FDA’s approval of Rayaldee in June 2016, we reclassified $187.6 million of IPR&D related to Rayaldee from In-process research and development to Intangible assets, net in our Condensed Consolidated Balance Sheet and began to amortize that asset. Our IPR&D assets will not be amortized until the underlying development programs are completed. Upon obtaining regulatory approval by the U.S. FDA, the IPR&D assets will then be accounted for as a finite-lived intangible asset and amortized on a straight-line basis over its estimated useful life.
Interest income. Interest income for the three months ended March 31, 2017 and 2016, was not significant as our cash investment strategy emphasizes the security of the principal invested and fulfillment of liquidity needs.
Interest expense. Interest expense for the three months ended March 31, 2017 and 2016, was $1.4 million and $1.8 million, respectively. Interest expense is principally related to interest incurred on the 2033 Senior Notes including amortization of related deferred financing costs and to interest incurred on BioReference’s outstanding debt under its credit facility. The decrease in interest expense for the three months ended March 31, 2017 was due to lower outstanding debt under BioReference’s credit facility in 2017 compared to 2016.
Fair value changes of derivative instruments, net. Fair value changes of derivative instruments, net for the three months ended March 31, 2017 and 2016, were $4.0 million of income and $1.4 million of expense, respectively. Fair value changes of derivative instruments, net principally related to non-cash income or expense related to the changes in the fair value of the embedded derivatives in the 2033 Senior Notes of $4.9 million of income and $0.1 million of expense for the three months ended March 31, 2017 and 2016, respectively. For the three months ended March 31, 2017, we observed a decrease in the market price of our Common Stock which resulted in the decrease in the estimated fair value of our embedded derivatives in the 2033 Senior Notes.
Other income (expense), net. Other income (expense), net for the three months ended March 31, 2017 and 2016, were $3.0 million and $0.5 million of income, respectively. Other income for the three months ended March 31, 2017 primarily consists of a $3.0 million gain on the sale of non-strategic assets at a wholly-owned BioReference subsidiary.

Income tax benefit. Our income tax benefit for the three months ended March 31, 2017 and 2016 was $6.9 million and $20.5 million, respectively, and reflects quarterly results using our expected effective tax rate for the full year.  The change in income taxes is primarily due to changes in the geographic mix of revenues and expenses.
Loss from investments in investees. We have made investments in other early stage companies that we perceive to have valuable proprietary technology and significant potential to create value for us as a shareholder or member. We account for these investments under the equity method of accounting, resulting in the recording of our proportionate share of their losses until our share of their loss exceeds our investment. Until the investees’ technologies are commercialized, if ever, we anticipate they will report a net loss. Loss from investments in investees was $2.1 million and $2.3 million for the three months ended March 31, 2017 and 2016, respectively.

LIQUIDITY AND CAPITAL RESOURCES
At March 31, 2017, we had cash and cash equivalents of approximately $131.1 million. Cash used in operations during 2017 principally reflects expenses related to general and administrative activities of our corporate operations, research and development activities and our launch activities related to Rayaldee. Cash used in investing activities primarily reflects capital expenditures of $9.5 million. Cash provided by financing activities primarily reflects $1.9 million received from Common Stock option and Common Stock warrant exercises. We have not generated sustained positive cash flow sufficient to offset our operating and other expenses and our primary source of cash has been from the public and private placement of stock, the issuance of the 2033 Senior Notes and credit facilities available to us.
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
In May 2016, EirGen, our wholly-owned subsidiary, partnered with VFMCRP through a Development and License Agreement for the development and marketing of Rayaldee in Europe, Canada, Mexico, Australia, South Korea and certain other international markets. The license to VFMCRP potentially covers all therapeutic and prophylactic uses of the product in human patients, provided that initially the license is for the use of the product for the treatment or prevention of secondary hyperparathyroidism related to patients with stage 3 or 4 chronic kidney disease and vitamin D insufficiency/deficiency (“Initial Indication”). We received a non-refundable and non-creditable upfront payment of $50 million and are eligible to receive up to an additional $232 million upon the achievement of certain regulatory and sales-based milestones. In addition, we are eligible to receive tiered, double digit royalty payments or a minimum royalty, whichever is greater, upon commencement of sales of the product.
As part of the arrangement, the companies will share responsibility for the conduct of trials specified within an agreed-upon development plan, with each company leading certain activities within the plan. For the initial development plan, the companies have agreed to certain cost sharing arrangements. VFMCRP will be responsible for all other development costs that VFMCRP considers necessary to develop the product for the Initial Indication in the Territory except as otherwise provided in the VFMCRP Agreement. EirGen also granted to VFMCRP an option to acquire an exclusive license to use, import, offer for sale, sell, distribute and commercialize the product in the United States for treatment of SHPT in dialysis patients with stage 5 CKD and vitamin D insufficiency (the “Dialysis Indication”). Upon exercise of the Option, VFMCRP will reimburse EirGen for all of the development costs incurred by EirGen with respect to the product for the Dialysis Indication in the United States. VFMCRP would also pay EirGen up to an additional aggregate amount of $555 million upon the achievement of certain milestones and would be obligated to pay double digit royalties on VFMCRP’s sales in the United States for the Dialysis Indication.
In January 2015, we partnered with Pfizer through a worldwide agreement for the development and commercialization of our long-acting hGH-CTP for the treatment of GHD in adults and children, as well as for the treatment of growth failure in children born SGA. Under the terms of the agreements with Pfizer, we received non-refundable and non-creditable upfront payments of $295.0 million in 2015 and are eligible to receive up to an additional $275 million upon the achievement of certain regulatory milestones. Pfizer received the exclusive license to commercialize hGH-CTP worldwide. In addition, we are eligible to receive initial tiered royalty payments associated with the commercialization of hGH-CTP for Adult GHD with percentage rates ranging from the high teens to mid-twenties. Upon the launch of hGH-CTP for Pediatric GHD in certain major markets, the royalties will transition to regional, tiered gross profit sharing for both hGH-CTP and Pfizer’s Genotropin®.
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
We are constructing a research, development and manufacturing center in Waterford, Ireland, for which we expect to incur between $30 million and $40 million for the construction and validation of the facility. Construction of the facility began in the fourth quarter of 2016 with expected completion in 2019. Currently, we plan to fund the project from cash on hand or from third party funding sources that may be available to us.
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
2033 Senior Notes. In January 2013, we issued $175.0 million of the 2033 Senior Notes. The 2033 Senior Notes were sold in a private placement in reliance on exemptions from registration under the Securities Act. At March 31, 2017, $31.9 million principal amount of 2033 Senior Notes was outstanding.
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
On November 5, 2015, BioReference and certain of its subsidiaries entered into a credit agreement with JPMorgan Chase Bank, N.A. (“CB”), as lender and administrative agent, as amended (the “Credit Agreement”). The Credit Agreement provides for a $175.0 million secured revolving credit facility and includes a $20.0 million sub-facility for swingline loans and a $20.0 million sub-facility for the issuance of letters of credit. BioReference may increase the credit facility to up to $275.0 million on a secured basis, subject to the satisfaction of specified conditions. The Credit Agreement matures on November 5, 2020 and is guaranteed by all of BioReference’s domestic subsidiaries. The Credit Agreement is also secured by substantially all assets of BioReference and its domestic subsidiaries, as well as a non-recourse pledge by us of our equity interest in BioReference. Availability under the Credit Agreement is based on a borrowing base comprised of eligible accounts receivables of BioReference and certain of its subsidiaries, as specified therein.
On March 17, 2017, BioReference and certain of its subsidiaries entered into Amendment No. 3 to Credit Agreement, which amended the Credit Agreement to permit BioReference and its subsidiaries to dividend cash to the Company in the form of an intercompany loan, in an aggregate amount not to exceed $55,000,000. The other terms of the Credit Agreement remain unchanged.
As of March 31, 2017, the total availability under our Credit Agreement with CB and our lines of credit with financial institutions in Chile and Spain was $151.5 million, of which $47.6 million was used and outstanding as of March 31, 2017. The weighted average interest rate on these lines of credit is approximately 4.2%. These lines of credit are short-term and are used primarily as a source of working capital. The highest balance at any time during the three months ended March 31, 2017, was $47.6 million. We intend to continue to enter into these lines of credit as needed. There is no assurance that these lines of credit or other funding sources will be available to us on acceptable terms, or at all, in the future.
We expect to continue to incur substantial research and development expenses, including expenses related to the hiring of personnel and additional clinical trials. We expect that selling, general and administrative expenses will also increase as we expand our sales, marketing and administrative staff and add infrastructure.
We believe that the cash and cash equivalents on hand at March 31, 2017, and the amounts available to be borrowed under our lines of credit are sufficient to meet our anticipated cash requirements for operations and debt service beyond the next 12 months. We based this estimate on assumptions that may prove to be wrong or are subject to change, and we may be required to use our available cash resources sooner than we currently expect. If we acquire additional assets or companies, accelerate our product development programs or initiate additional clinical trials, we will need additional funds. Our future cash requirements will depend on a number of factors, including our relationship with Pfizer, success of the commercial launch of Rayaldee, BioReference's financial performance, possible acquisitions, the continued progress of research and development of our product candidates, the timing and outcome of clinical trials and regulatory approvals, the costs involved in preparing, filing, prosecuting, maintaining, defending, and enforcing patent claims and other intellectual property rights, the status of competitive products, the availability of financing, and our success in developing markets for our product candidates. If we are not able to secure additional funding when needed, we may have to delay, reduce the scope of, or eliminate one or more of our clinical trials or research and development programs or possible acquisitions.
The following table provides information as of March 31, 2017, with respect to the amounts and timing of our known contractual obligation payments due by period.

Contractual obligations (In thousands)	Remaining nine months ending December 31, 2017	2018	2019	2020	2021	Thereafter	Total
Open purchase orders	$80,366	$2,285	$5	$9	$—	$—	$82,665
Operating leases	14,946	15,972	13,236	8,336	5,747	6,594	64,831
Capital leases	2,572	3,086	2,613	1,916	977	649	11,813
2033 Senior Notes	—	—	31,850	—	—	—	31,850
Deferred payments	5,000	5,000	5,000	—	—	—	15,000
Mortgages and other debts payable	3,261	366	360	360	360	676	5,383
Lines of credit	8,379	—	—	39,242	—	—	47,621
Severance payments	13,316	—	—	—	—	—	13,316
Interest commitments	766	1,012	206	34	34	19	2,071
Total	$128,606	$27,721	$53,270	$49,897	$7,118	$7,938	$274,550
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
Goodwill and intangible assets. Goodwill and other intangible assets, including IPR&D, acquired in business combinations, licensing and other transactions at both March 31, 2017 and December 31, 2016 was $2.1 billion, representing approximately 76% of total assets.
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

Goodwill was $706.0 million and $704.6 million, respectively, at March 31, 2017 and December 31, 2016. Goodwill is tested at least annually for impairment or when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable, by assessing qualitative factors or performing a quantitative analysis in determining whether it is more likely than not that its fair value exceeds the carrying value. Examples of qualitative factors include our share price, our financial performance compared to budgets, long-term financial plans, macroeconomic, industry and market conditions as well as the substantial excess of fair value over the carrying value of net assets from the annual impairment test previously performed.
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
Intangible assets, net were $1.4 billion, including IPR&D of $645.1 million and $644.7 million, respectively, at March 31, 2017 and December 31, 2016. Intangible assets are tested for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable, although IPR&D is required to be tested at least annually until the project is completed or abandoned. Upon obtaining regulatory approval, the IPR&D asset is then accounted for as a finite-lived intangible asset and amortized on a straight-line basis over its estimated useful life. If the project is abandoned, the IPR&D asset is charged to expense.
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
We amortize intangible assets with definite lives on a straight-line basis over their estimated useful lives, ranging from 3 to 20 years. We use the straight-line method of amortization as there is no reliably determinable pattern in which the economic benefits of our intangible assets are consumed or otherwise used up. Amortization expense was $17.9 million and $13.4 million for the three months ended March 31, 2017 and 2016, respectively.
Revenue recognition. Revenue for laboratory services is recognized at the time test results are reported, which approximates when services are provided. Services are provided to patients covered by various third-party payer programs including various managed care organizations, as well as the Medicare and Medicaid programs. Billings for services under third-party payer programs are included in revenue net of allowances for contractual discounts and allowances for differences between the amounts billed and estimated program payment amounts. Adjustments to the estimated payment amounts based on final settlement with the programs are recorded upon settlement as an adjustment to revenue. For the three months ended March 31, 2017, approximately 21% of our revenues from services were derived directly from the Medicare and Medicaid programs.
We recognize revenue from product sales when persuasive evidence of an arrangement exists, delivery has occurred, collectability is reasonably assured, and the price to the buyer is fixed or determinable, which is generally when goods are shipped and title and risk of loss transfer to our customers. Our estimates for sales returns and allowances are based upon the historical patterns of product returns and allowances taken, matched against the sales from which they originated, and our evaluation of specific factors that may increase or decrease the risk of product returns. Product revenues are recorded net of estimated rebates, chargebacks, discounts, co-pay assistance and other deductions (collectively, “Sales Deductions”) as well as estimated product returns. Allowances are recorded as a reduction of revenue at the time product revenues are recognized.
We launched Rayaldee in the U.S. through our dedicated renal sales force in November 2016. Rayaldee is distributed in the U.S. principally through the retail pharmacy channel, which initiates with the largest wholesalers in the U.S. (collectively, “Rayaldee Customers”). In addition to distribution agreements with Rayaldee Customers, we have entered into arrangements with many health care providers and payers that provide for government-mandated and/or privately-negotiated rebates, chargebacks and discounts with respect to the purchase of Rayaldee.
We lack the experiential data which would allow us to estimate Sales Deductions and returns. Therefore, as of March 31, 2017, we have determined that we do not yet meet the criteria for the recognition of revenue for shipments of Rayaldee at the time of shipment to Rayaldee Customers as allowances for Sales Deductions and returns are not known or cannot be reasonably estimated. We will not recognize revenue upon shipment until such time as we can reasonably estimate and record provisions for Sales Deductions and returns utilizing historical information and market research projections.
During the three months ended March 31, 2017, we did not recognize any product revenues related to Rayaldee sales. Payments received from Rayaldee Customers in advance of recognition of revenue are recorded as deferred revenue included in Accrued expenses in our Condensed Consolidated Balance Sheet. The related deferred revenue balance as of March 31, 2017 was $2.1 million. The corresponding costs of product revenues for which we have not recognized product revenue have similarly not yet been reflected in our Condensed Consolidated Statement of Operations.
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
While we have receivables due from federal and state governmental agencies, we do not believe that such receivables represent a credit risk since the related health care programs are funded by federal and state governments, and payment is primarily dependent upon submitting appropriate documentation. Accounts receivable balances (net of contractual adjustments) from Medicare and Medicaid were $43.5 million and $50.5 million at March 31, 2017 and December 31, 2016, respectively.
The portion of our accounts receivable due from individual patients comprises the largest portion of credit risk. At March 31, 2017 and December 31, 2016, receivables due from patients represent approximately 3.4% and 4.1% of our consolidated accounts receivable (prior to allowance for doubtful accounts).
We assess the collectability of accounts receivable balances by considering factors such as historical collection experience, customer credit worthiness, the age of accounts receivable balances, regulatory changes and current economic conditions and trends that may affect a customer’s ability to pay. Actual results could differ from those estimates. Our reported net income (loss) is directly affected by our estimate of the collectability of accounts receivable. The allowance for doubtful accounts was $44.9 million and $36.3 million at March 31, 2017 and December 31, 2016, respectively.
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
Equity-based compensation. We measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is recognized in the Condensed Consolidated Statement of Operations over the period during which an employee is required to provide service in exchange for the award. We record excess tax benefits, realized from the exercise of stock options, as cash flows from operations. Equity-based compensation arrangements to non-employees are recorded at their fair value on the measurement date. The measurement of equity-based compensation to non-employees is subject to periodic adjustment as the underlying equity instruments vest. We estimate the grant-date fair value of our stock option grants using a valuation model known as the Black-Scholes-Merton formula or the “Black-Scholes Model.” The Black-Scholes Model requires the use of several variables to estimate the grant-date fair value of stock options including expected term, expected volatility, expected dividends and risk-free interest rate. We perform analyses to calculate and select the appropriate variable assumptions used in the Black-Scholes Model and to estimate forfeitures of equity-based awards. We adjust our forfeiture estimates on at least an annual basis based on the number of share-based awards that ultimately vest. The selection of assumptions and estimated forfeiture rates is subject to significant judgment and future changes to our assumptions and estimates which may have a material impact on our Condensed Consolidated Financial Statements.
Inventories. Inventories are valued at the lower of cost and net realizable value. Cost is determined by the first-in, first-out method. We consider such factors as the amount of inventory on hand, estimated time required to sell such inventories, remaining shelf-life, and current market conditions to determine whether inventories are stated at the lower of cost and net realizable value. Inventories at our diagnostics segment consist primarily of purchased laboratory supplies, which is used in our testing laboratories.
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
In July 2015, the FASB issued ASU No. 2015-11, “Inventory (Topic 330): Simplifying the Measurement of Inventory,” which changes the measurement principle for entities that do not measure inventory using the last-in, first-out (“LIFO”) or retail inventory method from the lower of cost or market to lower of cost and net realizable value. ASU 2015-11 is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years, with early adoption permitted. The adoption of ASU 2015-11 in the first quarter of 2017 did not have a significant impact on our Condensed Consolidated Financial Statements.
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
In March 2016, the FASB issued ASU No. 2016-09, “Compensation - Stock Compensation (Topic 718),” which simplifies several aspects of the accounting for share-based payment award transactions, including the income tax consequences, classification of awards as either equity or liabilities, classification on the statement of cash flows and accounting for forfeitures. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years, with early adoption permitted. We adopted this standard in the first quarter of 2017. As required by ASU 2016-09, excess tax benefits are classified as an operating activity in our Condensed Consolidated Statements of Cash Flows and we have applied this provision prospectively. In addition, we have elected to estimate forfeitures over the coarse of a vesting period, rather than account for forfeitures as they occur. We adjust our forfeiture estimates based on the number of share-based awards that ultimately vest on at least an annual basis. Upon the adoption of ASU 2016-09 in 2017, we recorded a cumulative-effect adjustment to increase our deferred tax assets and reduce our accumulated deficit by $32.5 million with respect to excess tax benefits recognized in our Condensed Consolidated Balance Sheet.
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
At March 31, 2017, we had cash and cash equivalents of $131.1 million. The weighted average interest rate related to our cash and cash equivalents for the three months ended March 31, 2017 was less than 1%. As of March 31, 2017, the principal outstanding balance under our Credit Agreement with JPMorgan Chase Bank, N.A. and our Chilean and Spanish lines of credit was $47.6 million in the aggregate at a weighted average interest rate of approximately 4.2%.
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

Item 4. Controls and Procedures
Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, management concluded that our disclosure controls and procedures were effective as of March 31, 2017.
Changes to the Company’s Internal Control Over Financial Reporting
In connection with the acquisition of Transition Therapeutics in August 2016, we began implementing standards and procedures at Transition Therapeutics, including establishing controls over accounting systems and establishing controls over the preparation of financial statements in accordance with generally accepted accounting principles to ensure that we have in place appropriate internal control over financial reporting at Transition Therapeutics. We are continuing to integrate the acquired operations of Transition Therapeutics into our overall internal control over financial reporting process.
We are in the process of implementing a new comprehensive enterprise resource planning (“ERP”) system on a company-wide basis, which is one of the systems used for financial reporting. The implementation of the ERP system involves changes to our financial systems and other systems and accordingly, necessitated changes to our internal controls over financial reporting.
These changes to the Company’s internal control over financial reporting that occurred during the most recent quarter ended March 31, 2017 have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
We are, from time to time party to various legal proceedings arising out of our business. During the reporting period, except as set forth below, there have been no material changes to the description of legal proceedings set forth in our Annual Report on Form 10-K for the year ended December 31, 2016.
In April 2017, the Civil Division of the United States Attorney’s Office for the Southern District of New York (the “SDNY”) informed BioReference that it believes that, from 2006 to the present, BioReference had, in violation of the False Claims Act, improperly billed Medicare and Tricare (both are federal government health care programs) for clinical laboratory services provided to hospital inpatient beneficiaries at certain hospitals. BioReference is reviewing and assessing the allegations made by the SDNY, and, at this point, BioReference has not determined whether there is any merit to the SDNY’s claims nor can it determine the extent of any potential liability. While management cannot predict the outcome of these matters at this time, the ultimate outcome could be material to our business, financial condition, results of operations, and cash flows.

Item 1A. Risk Factors

Our operations and financial results are subject to various risks and uncertainties, including those described in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016, which could adversely affect our business, financial condition, results of operations, cash flows, and the trading price of our common and capital stock. There have been no material changes to our risk factors since our Annual Report on Form 10-K for the year ended December 31, 2016.

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
Exhibit 31.1
Certification by Phillip Frost, Chief Executive Officer, pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended March 31, 2017.

Exhibit 31.2
Certification by Adam Logal, Chief Financial Officer, pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended March 31, 2017.

Exhibit 32.1
Certification by Phillip Frost, Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended March 31, 2017.

Exhibit 32.2
Certification by Adam Logal, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended March 31, 2017.

Exhibit 10.21(5)	Amendment No. 3 to Credit Agreement, dated as of March 17, 2017, among BioReference Laboratories, Inc. and certain of its subsidiaries and JPMorgan Chase Bank, N.A.
Exhibit 101.INS	XBRL Instance Document
Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document
Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document
Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)
Filed with the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 12, 2013 for the Company’s three month period ended September 30, 2013, and incorporated herein by reference.

(2)	Filed with the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2008, and incorporated herein by reference.

(3)	Filed with the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 24, 2009, and incorporated herein by reference.

(4)	Filed with the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 5, 2013, and incorporated herein by reference.

(5)	Filed with the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 23, 2017, and incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 9, 2017	OPKO Health, Inc.

/s/ Adam Logal
Adam Logal
Senior Vice President, Chief Financial Officer,
Chief Accounting Officer and Treasurer

Exhibit Index

Exhibit Number	Description

Exhibit 31.1
Certification by Phillip Frost, Chief Executive Officer, pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended March 31, 2017.

Exhibit 31.2
Certification by Adam Logal, Chief Financial Officer, pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended March 31, 2017.

Exhibit 32.1
Certification by Phillip Frost, Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended March 31, 2017.

Exhibit 32.2
Certification by Adam Logal, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended March 31, 2017.

Exhibit 101.INS	XBRL Instance Document

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document