Form 10-Q
period 2017-06-30
Opko Health, Inc.
filed 2017-08-08
CIK 944809

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017.
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):   ☐  YES    ☒  NO
As of August 1, 2017, the registrant had 559,404,941 shares of Common Stock outstanding.

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

•	the performance of our third-party distribution partners, licensees and manufacturers over which we have limited control;

•	our success is dependent on the involvement and continued efforts of our Chairman and Chief Executive Officer;

•	integration challenges for Transition Therapeutics, BioReference, EirGen and other acquired businesses;

•	changes in regulation and policies in the United States and other countries, including increasing downward pressure on healthcare reimbursement;

•	our ability to manage our growth and our expanded operations;

•	increased competition, including price competition;

•	changing relationships with payers, including the various state and multi-state Blues programs, suppliers and strategic partners;

•	efforts by third-party payors to reduce utilization and reimbursement for clinical testing services;

•	failure to timely or accurately bill for our services;

•	failure in our information technology systems, including cybersecurity attacks or other data security incidents;

•	failure to obtain and retain new clients and business partners, or a reduction in tests ordered or specimens submitted by existing clients;

•	failure to establish, and perform to, appropriate quality standards to assure that the highest level of quality is observed in the performance of our testing services;

•	failure to maintain the security of patient-related information;

•	our ability to obtain and maintain intellectual property protection for our products;

•	our ability to defend our intellectual property rights with respect to our products;

•	our ability to operate our business without infringing the intellectual property rights of others;

•	our ability to attract and retain key scientific and management personnel;

•	our need for, and ability to obtain, additional financing;

•	adverse results in material litigation matters or governmental inquiries;

•	failure to obtain and maintain regulatory approval outside the U.S.;

•	legal, economic, political, regulatory, currency exchange, and other risks associated with international operations; and

•	our ability to finance and successfully complete construction of a research, development and manufacturing center in Waterford, Ireland.

PART I. FINANCIAL INFORMATION
Unless the context otherwise requires, all references in this Quarterly Report on Form 10-Q to the “Company”, “OPKO”, “we”, “our”, “ours”, and “us” refer to OPKO Health, Inc., a Delaware corporation, including our wholly-owned subsidiaries.
Item 1. Financial Statements
OPKO Health, Inc. and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share and per share data)

	June 30, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$130,530	$168,733
Accounts receivable, net	251,747	220,284
Inventory, net	48,293	47,228
Other current assets and prepaid expenses	41,946	47,356
Total current assets	472,516	483,601
Property, plant and equipment, net	133,355	122,831
Intangible assets, net	731,134	763,976
In-process research and development	645,957	644,713
Goodwill	712,075	704,603
Investments	34,495	41,139
Other assets	39,162	5,756
Total assets	$2,768,694	$2,766,619
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$62,153	$53,360
Accrued expenses	206,403	197,955
Current portion of lines of credit and notes payable	14,496	11,981
Total current liabilities	283,052	263,296
2033 Senior Notes and estimated fair value of embedded derivatives, net of discount	34,758	43,701
Deferred tax liabilities, net	142,212	165,331
Other long-term liabilities, principally deferred revenue, contingent consideration and line of credit	201,843	202,483
Total long-term liabilities	378,813	411,515
Total liabilities	661,865	674,811
Equity:
Common Stock - $0.01 par value, 750,000,000 shares authorized; 559,955,118 and 558,576,051 shares issued at June 30, 2017 and December 31, 2016, respectively	5,600	5,586
Treasury Stock - 549,907 and 586,760 shares at June 30, 2017 and December 31, 2016, respectively	(1,791)	(1,911)
Additional paid-in capital	2,863,025	2,845,096
Accumulated other comprehensive loss	(14,070)	(27,009)
Accumulated deficit	(745,935)	(729,954)
Total shareholders’ equity	2,106,829	2,091,808
Total liabilities and equity	$2,768,694	$2,766,619

The accompanying unaudited Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

OPKO Health, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except share and per share data)

	For the three months ended June 30,		For the six months ended June 30,
	2017	2016	2017	2016
Revenues:
Revenue from services	$256,671	$266,012	$511,956	$518,534
Revenue from products	28,966	22,807	51,197	42,706
Revenue from transfer of intellectual property and other	28,576	68,281	47,154	86,898
Total revenues	314,213	357,100	610,307	648,138
Costs and expenses:
Cost of service revenue	143,901	140,971	283,867	278,568
Cost of product revenue	13,505	12,468	28,334	22,407
Selling, general and administrative	128,338	117,511	265,023	245,513
Research and development	32,593	31,348	58,615	59,170
Contingent consideration	4,366	10,758	6,738	12,511
Amortization of intangible assets	17,953	15,778	35,881	29,221
Total costs and expenses	340,656	328,834	678,458	647,390
Operating income (loss)	(26,443)	28,266	(68,151)	748
Other income and (expense), net:
Interest income	136	135	385	178
Interest expense	(1,502)	(2,217)	(2,931)	(4,004)
Fair value changes of derivative instruments, net	5,482	1,235	9,519	(188)
Other income (expense), net	(533)	5,970	2,509	6,515
Other income and (expense), net	3,583	5,123	9,482	2,501
Income (loss) before income taxes and investment losses	(22,860)	33,389	(58,669)	3,249
Income tax benefit (provision)	10,960	(15,868)	17,904	4,638
Net income (loss) before investment losses	(11,900)	17,521	(40,765)	7,887
Loss from investments in investees	(5,628)	(1,988)	(7,758)	(4,333)
Net income (loss)	$(17,528)	$15,533	$(48,523)	$3,554
Earnings (loss) per share:
Earnings (loss) per share, basic	$(0.03)	$0.03	$(0.09)	$0.01
Earnings (loss) per share, diluted	$(0.04)	$0.02	$(0.10)	$—
Weighted average common shares outstanding, basic	559,347,540	547,558,800	558,892,375	546,691,117
Weighted average common shares outstanding, diluted	564,163,808	557,040,435	563,617,274	556,735,862

The accompanying unaudited Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

OPKO Health, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(In thousands)

	For the three months ended June 30,		For the six months ended June 30,
	2017	2016	2017	2016
Net income (loss)	$(17,528)	$15,533	$(48,523)	$3,554
Other comprehensive income (loss), net of tax:
Change in foreign currency translation and other comprehensive income (loss)	10,495	(4,432)	13,088	2,510
Available for sale investments:
Change in unrealized loss, net of tax	(206)	(1,889)	(743)	(3,404)
Less: reclassification adjustments for losses included in net loss, net of tax	594	—	594	—
Comprehensive income (loss)	(6,645)	9,212	(35,584)	2,660

The accompanying unaudited Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

OPKO Health, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	For the six months ended June 30,
	2017	2016
Cash flows from operating activities:
Net income (loss)	$(48,523)	$3,554
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	51,281	46,780
Non-cash interest	1,294	1,408
Amortization of deferred financing costs	112	74
Losses from investments in investees	7,758	4,333
Equity-based compensation – employees and non-employees	15,844	26,105
Realized loss (gain) on equity securities and disposal of fixed assets	(2,473)	(2,494)
Change in fair value of derivative instruments	(9,519)	188
Change in fair value of contingent consideration	6,738	12,511
Deferred income tax benefit	(23,039)	(8,999)
Changes in assets and liabilities, net of the effects of acquisitions:
Accounts receivable, net	(30,865)	(18,388)
Inventory, net	(443)	(1,763)
Other current assets and prepaid expenses	3,692	(14,309)
Other assets	(254)	732
Accounts payable	9,439	(13,205)
Foreign currency measurement	230	(405)
Deferred revenue	(34,018)	(35,938)
Accrued expenses and other liabilities	(3,837)	33,452
Net cash provided by (used in) operating activities	(56,583)	33,636
Cash flows from investing activities:
Investments in investees	(3,000)	(5,921)
Purchase of marketable securities	(5)	(15,630)
Proceeds from the sale of property, plant and equipment	3,398	708
Capital expenditures	(16,805)	(12,866)
Net cash used in investing activities	(16,412)	(33,709)
Cash flows from financing activities:
Proceeds from the exercise of Common Stock options and warrants	1,916	1,912
Borrowings on lines of credit	45,524	9,496
Repayments of lines of credit	(13,525)	(49,341)
Net cash provided by (used in) financing activities	33,915	(37,933)
Effect of exchange rate changes on cash and cash equivalents	877	423
Net decrease in cash and cash equivalents	(38,203)	(37,583)
Cash and cash equivalents at beginning of period	168,733	193,598
Cash and cash equivalents at end of period	$130,530	$156,015
SUPPLEMENTAL INFORMATION:
Interest paid	$748	$900
Income taxes paid, net	$4,321	$7,172
Non-cash financing:
Shares issued upon the conversion of:
Common Stock options and warrants, surrendered in net exercise	$1,546	$325
Issuance of capital stock for contingent consideration settlement:
OPKO Health Europe	$303	$313

The accompanying unaudited Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

OPKO Health, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
NOTE 1 BUSINESS AND ORGANIZATION
We are a diversified healthcare company that seeks to establish industry-leading positions in large and rapidly growing medical markets. Our diagnostics business includes BioReference Laboratories, Inc. (“BioReference”), the nation’s third-largest clinical laboratory with a core genetic testing business and a 400-person sales and marketing team to drive growth and leverage new products, including the 4Kscore prostate cancer test and the Claros 1 in-office immunoassay platform (in development). Our pharmaceutical business features Rayaldee, an FDA-approved treatment for secondary hyperparathyroidism (“SHPT”) in adults with stage 3 or 4 chronic kidney disease (“CKD”) and vitamin D insufficiency and VARUBI™ for chemotherapy-induced nausea and vomiting (oral formulation launched by partner TESARO in November 2015 and pending approval for IV formulation), OPK88003, a once or twice weekly oxyntomodulin for type 2 diabetes and obesity which is a clinically advanced drug candidate among the new class of GLP-1 glucagon receptor dual agonists (Phase 2b), and OPK88004, an androgen receptor modulator for androgen deficiency indications. Our pharmaceutical business also features hGH-CTP, a once-weekly human growth hormone injection (in Phase 3 and partnered with Pfizer), and a once-daily Factor VIIa drug for hemophilia (Phase 2a). We are incorporated in Delaware and our principal executive offices are located in leased offices in Miami, Florida.
In August 2016, we completed the acquisition of Transition Therapeutics, Inc. (“Transition Therapeutics”), a clinical stage biotechnology company developing OPK88003, a once or twice weekly oxyntomodulin for type 2 diabetes and obesity, and OPK88004, an androgen receptor modulator for androgen deficiency indications.  Holders of Transition Therapeutics common stock received 6,431,899 shares of OPKO Common Stock. The transaction was valued at approximately $58.5 million, based on a closing price per share of our Common Stock of $9.10 as reported by NASDAQ on the closing date.
Through BioReference, we provide laboratory testing services, primarily to customers in the larger metropolitan areas across New York, New Jersey, Maryland, Pennsylvania, Delaware, Washington, DC, Florida, California, Texas, Illinois and Massachusetts as well as to customers in a number of other states. We offer a comprehensive test menu of clinical diagnostics for blood, urine, and tissue analysis. This includes hematology, clinical chemistry, immunoassay, infectious diseases, serology, hormones, and toxicology assays, as well as Pap smear, anatomic pathology (biopsies) and other types of tissue analysis. We market our laboratory testing services directly to physicians, geneticists, hospitals, clinics, correctional and other health facilities.
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

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of presentation. The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring adjustments or otherwise disclosed herein) considered necessary to present fairly the Company’s results of operations, financial position and cash flows have been made. The results of operations and cash flows for the three and six months ended June 30, 2017, are not necessarily indicative of the results of operations and cash flows that may be reported for the remainder of 2017 or any future periods. The unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2016.
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
Inventories. Inventories are valued at the lower of cost and net realizable value. Cost is determined by the first-in, first-out method. We consider such factors as the amount of inventory on hand, estimated time required to sell such inventories, remaining shelf-life, and current market conditions to determine whether inventories are stated at the lower of cost and net realizable value. Inventories at our diagnostics segment consist primarily of purchased laboratory supplies, which is used in our testing laboratories. Inventory obsolescence expense for the six months ended June 30, 2017 and 2016 was $4.8 million and $0.2 million, respectively.
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
Goodwill and intangible assets. Goodwill represents the difference between the purchase price and the estimated fair value of the net assets acquired accounted for by the acquisition method of accounting and arose from our acquisitions. Refer to Note 4. Goodwill, in-process research and development (“IPR&D”) and other intangible assets acquired in business combinations, licensing and other transactions at both June 30, 2017 and December 31, 2016 was $2.1 billion.
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

We reclassified $187.6 million of IPR&D related to Rayaldee from In-process research and development to Intangible assets, net in our Condensed Consolidated Balance Sheets upon the FDA’s approval of Rayaldee in June 2016. The assets will be amortized on a straight-line basis over their estimated useful life of approximately 12 years.
We amortize intangible assets with definite lives on a straight-line basis over their estimated useful lives, ranging from 3 to 20 years. We use the straight-line method of amortization as there is no reliably determinable pattern in which the economic benefits of our intangible assets are consumed or otherwise used up. Amortization expense was $35.9 million and $29.2 million for the six months ended June 30, 2017 and 2016, respectively.
Fair value measurements. The carrying amounts of our cash and cash equivalents, accounts receivable, accounts payable and short-term debt approximate their fair value due to the short-term maturities of these instruments. Investments that are considered available for sale as of June 30, 2017 and December 31, 2016 are carried at fair value. Our debt under the credit agreement with JPMorgan Chase Bank, N.A. approximates fair value due to the variable rate of interest.
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
Derivative financial instruments. We record derivative financial instruments on our Condensed Consolidated Balance Sheets at their fair value and recognize the changes in the fair value in our Condensed Consolidated Statements of Operations when they occur, the only exception being derivatives that qualify as hedges. For the derivative instrument to qualify as a hedge, we are required to meet strict hedge effectiveness and contemporaneous documentation requirements at the initiation of the hedge and assess the hedge effectiveness on an ongoing basis over the life of the hedge. At June 30, 2017 and December 31, 2016, our foreign currency forward contracts held to economically hedge inventory purchases did not meet the documentation requirements to be designated as hedges. Accordingly, we recognize all changes in the fair values of our derivatives instruments, net, in our Condensed Consolidated Statements of Operations. Refer to Note 9.
Property, plant and equipment. Property, plant and equipment are recorded at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets and includes amortization expense for assets capitalized under capital leases. The estimated useful lives by asset class are as follows: software - 3 years, machinery, medical and other equipment - 5-8 years, furniture and fixtures - 5-12 years, leasehold improvements - the lesser of their useful life or the lease term, buildings and improvements - 10-40 years, automobiles and aircraft - 3-15 years. Expenditures for repairs and maintenance are charged to expense as incurred. Depreciation expense was $15.4 million and $17.6 million for the six months ended June 30, 2017 and 2016, respectively. Assets held under capital leases are included within Property, plant and equipment, net in our Condensed Consolidated Balance Sheets and are amortized over the shorter of their useful lives or the expected term of their related leases.
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

We operate in various countries and tax jurisdictions globally.  For interim reporting purposes, we record income taxes based on the expected annual effective income tax rate taking into consideration global forecasted tax results.  For the three and six months ended June 30, 2017, the tax rate differed from the U.S. federal statutory rate of 35% primarily due to the relative mix in earnings and losses in the U.S. versus foreign tax jurisdictions, the impact of certain discrete tax events and operating results in tax jurisdictions which do not result in a tax benefit.
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
Revenue recognition. Revenue for laboratory services is recognized at the time test results are reported, which approximates when services are provided. Services are provided to patients covered by various third-party payer programs including various managed care organizations, as well as the Medicare and Medicaid programs. Billings for services under third-party payer programs are included in revenue net of allowances for contractual discounts and allowances for differences between the amounts billed and estimated program payment amounts. Adjustments to the estimated payment amounts based on final settlement with the programs are recorded upon settlement as an adjustment to revenue. For the six months ended June 30, 2017, approximately 26% of our revenues were derived directly from the Medicare and Medicaid programs.
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
We launched Rayaldee in the U.S. through our dedicated renal sales force in November 2016. Rayaldee is distributed in the U.S. principally through the retail pharmacy channel, which initiates with the largest wholesalers in the U.S. (collectively, “Rayaldee Customers”). In addition to distribution agreements with Rayaldee Customers, we have entered into arrangements with many healthcare providers and payers that provide for government-mandated and/or privately-negotiated rebates, chargebacks and discounts with respect to the purchase of Rayaldee.
We lack the experiential data which would allow us to estimate Sales Deductions and product returns. Therefore, as of June 30, 2017, we have determined that we do not yet meet the criteria for the recognition of revenue for shipments of Rayaldee at the time of shipment to Rayaldee Customers as allowances for Sales Deductions and product returns are not known or cannot be reasonably estimated. We will not recognize revenue upon shipment until such time as we can reasonably estimate and record provisions for Sales Deductions and product returns utilizing historical information and market research projections.
During the six months ended June 30, 2017, we did not recognize any product revenues related to Rayaldee sales. Payments received from Rayaldee Customers in advance of recognition of revenue are recorded as deferred revenue included in Accrued expenses in our Condensed Consolidated Balance Sheets. The related deferred revenue balance as of June 30, 2017 was $3.7 million. The corresponding costs of product revenues for which we have not recognized product revenue have similarly not yet been reflected in our Condensed Consolidated Statements of Operations.
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
The assessment of our obligations and related performance periods requires significant management judgment. If an agreement contains research and development obligations, the relevant time period for the research and development phase is based on management estimates and could vary depending on the outcome of clinical trials and the regulatory approval process. Such changes could materially impact the revenue recognized, and as a result, management reviews the estimates related to the relevant time period of research and development on a periodic basis. For the three and six months ended June 30, 2017 and 2016, revenue from transfer of intellectual property includes $17.7 million and $35.3 million of revenue, respectively related to the Pfizer Transaction. Refer to Note 12.
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
Total deferred revenue included in Accrued expenses and Other long-term liabilities was $128.5 million and $162.4 million at June 30, 2017 and December 31, 2016, respectively. The deferred revenue balance at June 30, 2017 relates primarily to the Pfizer Transaction. Refer to Note 12.
Concentration of credit risk and allowance for doubtful accounts. Financial instruments that potentially subject us to concentrations of credit risk consist primarily of accounts receivable. Substantially all of our accounts receivable are with either companies in the healthcare industry or patients. However, credit risk is limited due to the number of our clients as well as their dispersion across many different geographic regions.
While we have receivables due from federal and state governmental agencies, we do not believe that such receivables represent a credit risk since the related healthcare programs are funded by federal and state governments, and payment is primarily dependent upon submitting appropriate documentation. At June 30, 2017 and December 31, 2016, receivable balances (net of contractual adjustments) from Medicare and Medicaid were 20.7% and 22.9%, respectively, of our consolidated Accounts receivable, net.
The portion of our accounts receivable due from individual patients comprises the largest portion of credit risk. At June 30, 2017 and December 31, 2016, receivables due from patients represent approximately 6.3% and 4.1%, respectively, of our consolidated Accounts receivable, net.
We assess the collectability of accounts receivable balances by considering factors such as historical collection experience, customer credit worthiness, the age of accounts receivable balances, regulatory changes and current economic conditions and trends that may affect a customer’s ability to pay. Actual results could differ from those estimates. Our reported net income (loss) is directly affected by our estimate of the collectability of accounts receivable. The allowance for doubtful accounts was $55.2 million and $36.3 million at June 30, 2017 and December 31, 2016, respectively. The provision for bad debts for the six months ended June 30, 2017 and 2016 was $50.0 million and $40.5 million, respectively.
Equity-based compensation. We measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is recognized in the Condensed Consolidated Statements of Operations over the period during which an employee is required to provide service in exchange for the award. We record excess tax benefits, realized from the exercise of stock options, as cash flows from operations. Equity-based compensation arrangements to non-employees are recorded at their fair value on the measurement date. The measurement of equity-based compensation to non-employees is subject to periodic adjustment as the underlying equity instruments vest. During the six months ended June 30, 2017 and 2016, we recorded $15.8 million and $26.1 million, respectively, of equity-based compensation expense.
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
We record expense for in-process research and development projects acquired in asset acquisitions which have not reached technological feasibility and which have no alternative future use. For in-process research and development projects acquired in business combinations, the in-process research and development project is capitalized and evaluated for impairment until the development process has been completed. Once the development process has been completed the asset will be amortized over its remaining useful life.
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
Variable interest entities. The consolidation of a variable interest entity (“VIE”) is required when an enterprise has a controlling financial interest. A controlling financial interest in a VIE will have both of the following characteristics: (a) the power to direct the activities of a VIE that most significantly impact the VIE’s economic performance and (b) the obligation to absorb losses of the VIE that could potentially be significant to the VIE. Refer to Note 5.
Investments. We have made strategic investments in development stage and emerging companies. We record these investments as equity method investments or investments available for sale based on our percentage of ownership and whether we have significant influence over the operations of the investees. Investments for which it is not practical to estimate fair value and which we do not have significant influence are accounted for as cost method investments. For investments classified under the equity method of accounting, we record our proportionate share of their losses in Losses from investments in investees in our Condensed Consolidated Statements of Operations. Refer to Note 5. For investments classified as available for sale, we record changes in their fair value as unrealized gain or loss in Other comprehensive income (loss) based on their closing price per share at the end of each reporting period. Refer to Note 5.
Recent accounting pronouncements. In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers.” ASU 2014-09, as amended, clarifies the principles for recognizing revenue and develops a common revenue standard for GAAP that removes inconsistencies and weaknesses in revenue requirements, provides a more robust framework for addressing revenue issues, improves comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets, provides more useful information to users of financial statements through improved disclosure requirements and simplifies the preparation of financial statements by reducing the number of requirements to which an entity must refer. ASU 2014-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. Companies can choose to apply the ASU using either the full retrospective approach or a modified retrospective approach.
We have commenced our implementation analysis, including identification of revenue streams and reviews of customer contracts under ASU 2014-09’s framework. Our analysis includes reviewing current accounting policies and practices to identify potential differences that would result from applying the requirements under this new standard. The Company has reviewed certain contracts with its customers that the Company believes is representative of its revenue streams and continues to review additional contracts across its global business units during 2017. ASU 2014-09 requires increased disclosure which in turn is expected to require certain new processes. The determination of the impact of adoption of ASU 2014-09 on our financial condition, results of operations, cash flows and disclosures, is ongoing, and, as such, we are not able to reasonably estimate the effect that the adoption of the new standard will have on our financial statements and have not yet concluded on a transition method.
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
In January 2016, the FASB issued ASU No. 2016-01, “Financial Instruments - Overall (Subtopic 825-10),” which addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. The ASU requires equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. ASU 2016-01 will be effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, with early adoption permitted. We are currently evaluating the impact of this new guidance on our Condensed Consolidated Financial Statements.
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
In March 2016, the FASB issued ASU No. 2016-09, “Compensation - Stock Compensation (Topic 718),” which simplifies several aspects of the accounting for share-based payment award transactions, including the income tax consequences, classification of awards as either equity or liabilities, classification on the statement of cash flows and accounting for forfeitures. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years, with early adoption permitted. We adopted this standard in the first quarter of 2017. As required by ASU 2016-09, excess tax benefits are classified as an operating activity in our Condensed Consolidated Statement of Cash Flows and we have applied this provision prospectively. In addition, we have elected to estimate forfeitures over the course of a vesting period, rather than account for forfeitures as they occur. We adjust our forfeiture estimates based on the number of share-based awards that ultimately vest on at least an annual basis. Upon the adoption of ASU 2016-09 in 2017, we recorded a cumulative-effect adjustment to increase our deferred tax assets and reduce our accumulated deficit by $32.5 million with respect to excess tax benefits recognized in our Condensed Consolidated Balance Sheets.
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

	For the three months ended June 30,		For the six months ended June 30,
(In thousands, except per share data)	2017	2016	2017	2016
Numerator
Net income (loss), basic	$(17,528)	$15,533	$(48,523)	$3,554
Add: Interest on 2033 Senior Notes	652	604	1,291	1,196
Change in FV of embedded derivative income	(5,069)	(4,872)	(10,014)	(4,734)
Net income (loss), diluted	$(21,945)	$11,265	$(57,246)	$16

Denominator
(Shares in thousands)
Weighted average common shares outstanding, basic	559,348	547,559	558,892	546,691
Effect of dilutive securities:
Stock options	—	4,264	—	4,222
Warrants	—	661	—	1,267
2033 Senior Notes	4,816	4,556	4,725	4,556
Dilutive potential shares	4,816	9,481	4,725	10,045
Weighted average common shares outstanding, diluted	564,164	557,040	563,617	556,736

Earnings (loss) per share, basic	$(0.03)	$0.03	$(0.09)	$0.01
Earnings (loss) per share, diluted	$(0.04)	$0.02	$(0.10)	$—
A total of 1,271,026 and 1,947,013 potential shares of Common Stock have been excluded from the calculation of diluted net earnings (loss) per share for the three and six months ended June 30, 2017, respectively, because their inclusion would be antidilutive.
During the three months ended June 30, 2017, 539,500 Common Stock options and Common Stock warrants to purchase shares of our Common Stock were exercised, resulting in the issuance of 351,625 shares of Common Stock. Of the 539,500 Common Stock options and Common Stock warrants exercised, 187,875 shares of Common Stock were surrendered in lieu of a cash payment via the net exercise feature of the agreements.
During the six months ended June 30, 2017, 1,646,372 Common Stock options and Common Stock warrants to purchase shares of our Common Stock were exercised, resulting in the issuance of 1,373,515 shares of Common Stock. Of the 1,646,372 Common Stock options and Common Stock warrants exercised, 272,857 shares of Common Stock were surrendered in lieu of a cash payment via the net exercise feature of the agreements.
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

NOTE 4 COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS

(In thousands)	June 30, 2017	December 31, 2016
Accounts receivable, net
Accounts receivable	$306,967	$256,552
Less: allowance for doubtful accounts	(55,220)	(36,268)
	$251,747	$220,284
Inventories, net
Consumable supplies	$21,113	$23,448
Finished products	21,822	16,143
Work in-process	4,983	3,896
Raw materials	6,352	4,686
Less: inventory reserve	(5,977)	(945)
	$48,293	$47,228
Other current assets and prepaid expenses
Taxes recoverable	15,416	16,187
Other receivables	12,516	13,021
Prepaid supplies	8,565	6,952
Prepaid insurance	2,162	3,688
Other	3,287	7,508
	$41,946	$47,356
Intangible assets, net:
Customer relationships	$446,368	$443,560
Technologies	340,721	340,397
Trade names	50,478	50,442
Licenses	23,500	23,506
Covenants not to compete	16,368	16,348
Product registrations	8,233	7,641
Other	5,604	5,289
Less: accumulated amortization	(160,138)	(123,207)
	$731,134	$763,976
Accrued expenses:
Deferred revenue	$74,954	$73,434
Employee benefits	48,631	43,792
Clinical trials	9,176	5,935
Taxes payable	5,879	4,430
Contingent consideration	5,081	259
Capital leases short-term	3,464	3,025
Milestone payment	4,966	4,865
Professional fees	4,067	4,035
Other	50,185	58,180
	$206,403	$197,955

(In thousands)	June 30, 2017	December 31, 2016
Other long-term liabilities:
Deferred revenue	$53,537	$89,016
Line of credit	69,700	38,809
Contingent consideration	46,434	44,817
Mortgages and other debts payable	1,560	717
Capital leases long-term	8,488	7,216
Other	22,124	21,908
	$201,843	$202,483
All of the intangible assets and goodwill acquired relate to our acquisitions of principally OPKO Renal, OPKO Biologics, EirGen and BioReference. We do not anticipate capitalizing the cost of product registration renewals, rather we expect to expense these costs, as incurred. Our goodwill is not tax deductible for income tax purposes in any jurisdiction we operate in.
At June 30, 2017, the changes in value of the intangible assets and goodwill are primarily due to foreign currency fluctuations between the Chilean and Mexican pesos, the Euro and the Shekel against the U.S. dollar.
The following table summarizes the changes in Goodwill during the six months ended June 30, 2017.

	2017
(In thousands)	Balance at January 1	Foreign exchange and other	Balance at June 30th
Pharmaceuticals
CURNA	$4,827	$—	$4,827
EirGen	78,358	6,725	85,083
FineTech	11,698	—	11,698
OPKO Chile	4,785	32	4,817
OPKO Biologics	139,784	—	139,784
OPKO Health Europe	6,936	595	7,531
OPKO Renal	2,069	—	2,069
Transition Therapeutics	3,360	120	3,480

Diagnostics
BioReference	401,821	—	401,821
OPKO Diagnostics	17,977	—	17,977
OPKO Lab	32,988	—	32,988
	$704,603	$7,472	$712,075

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
Investments
The following table reflects the accounting method, carrying value and underlying equity in net assets of our unconsolidated investments as of June 30, 2017:

(in thousands)
Investment type	Investment Carrying Value	Underlying Equity in Net Assets
Equity method investments	$24,353	$26,421
Variable interest entity, equity method	212	—
Available for sale investments	3,785
Cost method investment	2,608
Warrants and options	3,537
Total carrying value of investments	$34,495
Equity method investments
Our equity method investments consist of investments in Pharmsynthez (ownership 9%), Cocrystal Pharma, Inc. (“COCP”) (9%), Sevion Therapeutics, Inc. (“Sevion”) (2%), Non-Invasive Monitoring Systems, Inc. (“NIMS”) (1%), Neovasc (4%), VBI Vaccines Inc. (“VBI”) (15%), InCellDx, Inc. (27%), and BioCardia, Inc. (“BioCardia”) (5%). The total assets, liabilities, and net losses of our equity method investees as of and for the six months ended June 30, 2017 were $435.7 million, $(194.0) million, and $(57.5) million, respectively. We have determined that we and/or our related parties can significantly influence the success of our equity method investments through our board representation and/or voting power. Accordingly, we account for our investment in these entities under the equity method and record our proportionate share of their losses in Loss from investments in investees in our Condensed Consolidated Statements of Operations. The aggregate value of our equity method investments based on the quoted market price of their common stock and the number of shares held by us as of June 30, 2017 is $39.6 million.
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
Based on our evaluation of the value of our investment in Xenetic, including Xenetic's decreasing stock price during the six months ended June 30, 2017, we determined that the decline in fair value of our Xenetic common shares was other-than-temporary and recorded an impairment charge of $0.6 million in Other income (expense), net in our Condensed Consolidated Statements of Operations for the six months ended June 30, 2017 to write our investment in Xenetic down to its fair value as of June 30, 2017.
Cost method investments
Our cost method investments consist primarily of our investment in Eloxx Pharmaceuticals ("Eloxx") (ownership 3%). Investments for which it is not practical to estimate fair value and with which we do not have significant influence, are accounted for as cost method investments.
Sales of investments
Gains (losses) included in earnings from sales of our investments are recorded in Other income (expense), net in our Condensed Consolidated Statements of Operations. We did not have any such activity in the six months ended June 30, 2017 and 2016. The cost of securities sold is based on the specific identification method.
Warrants and options
In addition to our equity method investments and available for sale investments, we hold options to purchase 1.0 million additional shares of Neovasc, which are fully vested as of June 30, 2017, options to purchase 5.0 million additional shares of BioCardia, none of which are vested as of June 30, 2017, and 1.0 million, 0.3 million, 0.2 million, 0.7 million, 0.5 million and 0.2 million of warrants to purchase additional shares of COCP, Sevion, MabVax, InCellDx, Inc., Xenetic and RXi, respectively. We recorded the changes in the fair value of the options and warrants in Fair value changes of derivative instruments, net in our Condensed Consolidated Statements of Operations. We also recorded the fair value of the options and warrants in Investments, net in our Condensed Consolidated Balance Sheets. See further discussion of the Company’s options and warrants in Note 8 and Note 9.
Investments in variable interest entities

We have determined that we hold variable interests in Zebra Biologics, Inc. (“Zebra”). We made this determination as a result of our assessment that Zebra does not have sufficient resources to carry out its principal activities without additional financial support.
We own 1,260,000 shares of Zebra Series A-2 Preferred Stock and 900,000 shares of Zebra restricted common stock (ownership 29% at June 30, 2017). Zebra is a privately held biotechnology company focused on the discovery and development of biosuperior antibody therapeutics and complex drugs. Dr. Richard Lerner, M.D., a member of our Board of Directors, is a founder of Zebra and, along with Dr. Frost, serves as a member of Zebra’s Board of Directors.
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
Other

In March 2016, we entered into an agreement with Relative Core pursuant to which we delivered $5.0 million cash to Relative Core in exchange for a $5.0 million promissory note (“Relative Note”) which bears interest at 10% and is due in 2018. The Relative Note is secured by 4,000,000 shares of common stock of Xenetic and 494,462 shares of OPKO common stock. We recorded the Relative Note within Other current assets and prepaid expenses in our Condensed Consolidated Balance Sheets.

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
The following table sets forth information related to the 2033 Senior Notes which is included our Condensed Consolidated Balance Sheets as of June 30, 2017:

(In thousands)	Embedded conversion option	2033 Senior Notes	Discount	Debt Issuance Cost	Total
Balance at December 31, 2016	$16,736	$31,850	$(4,612)	$(273)	$43,701
Amortization of debt discount and debt issuance costs	—	—	997	74	1,071
Change in fair value of embedded derivative	(10,014)	—	—	—	(10,014)
Balance at June 30, 2017	$6,722	$31,850	$(3,615)	$(199)	$34,758
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
The following table sets forth the inputs to the lattice model used to value the embedded derivative:

June 30, 2017
Stock price	$6.58
Conversion Rate	141.4827
Conversion Price	$7.07
Maturity date	February 1, 2033
Risk-free interest rate	1.32%
Estimated stock volatility	49%
Estimated credit spread	618 basis points
The following table sets forth the fair value of the 2033 Senior Notes with and without the embedded derivatives, and the fair value of the embedded derivatives at June 30, 2017. At June 30, 2017 the principal amount of the 2033 Senior Notes was $31.9 million:

(In thousands)	June 30, 2017
Fair value of 2033 Senior Notes:
With the embedded derivatives	$36,526
Without the embedded derivatives	$29,804
Estimated fair value of the embedded derivatives	$6,722

Changes in certain inputs into the lattice model can have a significant impact on changes in the estimated fair value of the embedded derivatives. For example, a decrease in our estimated credit spread results in an increase in the estimated value of the embedded derivatives. Conversely, a decrease in the price of our Common Stock results in a decrease in the estimated fair value of the embedded derivatives. For the six months ended June 30, 2017, we observed a decrease in the market price of our Common Stock which primarily resulted in a $10.0 million decrease in the estimated fair value of our embedded derivatives recorded in Fair value changes of derivative instruments, net in our Condensed Consolidated Statement of Operations.

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

The Credit Agreement contains customary covenants and restrictions, including, without limitation, covenants that require BioReference and its subsidiaries to maintain a minimum fixed charge coverage ratio if availability under the new credit facility falls below a specified amount and to comply with laws and restrictions on the ability of BioReference and its subsidiaries to incur additional indebtedness or to pay dividends and make certain other distributions to the Company, subject to certain exceptions as specified therein. Failure to comply with these covenants would constitute an event of default under the Credit Agreement, notwithstanding the ability of BioReference to meet its debt service obligations. The Credit Agreement also includes various customary remedies for the lenders following an event of default, including the acceleration of repayment of outstanding amounts under the Credit Agreement and execution upon the collateral securing obligations under the Credit Agreement. Substantially all the assets of BioReference and its subsidiaries are restricted from sale, transfer, lease, disposal or distributions to the Company, subject to certain exceptions. BioReference and its subsidiaries net assets as of June 30, 2017 were approximately $1.0 billion, which includes goodwill of $401.8 million and intangible assets of $467.6 million.

In addition to the Credit Agreement with CB, we have line of credit agreements with eleven other financial institutions as of June 30, 2017 and ten other financial institutions as of December 31, 2016 in United States, Chile and Spain. These lines of credit are used primarily as a source of working capital for inventory purchases.
The following table summarizes the amounts outstanding under the Bio Reference, Chilean and Spanish lines of credit:

(Dollars in thousands)			Balance Outstanding
Lender	Interest rate on borrowings at June 30, 2017	Credit line capacity	June 30, 2017	December 31, 2016
JPMorgan Chase	2.74%	$175,000	$69,700	$38,809
Itau Bank	5.50%	1,450	280	419
Bank of Chile	6.60%	2,500	2,486	1,619
BICE Bank	5.50%	2,000	1,151	1,538
BBVA Bank	5.50%	2,300	1,539	1,063
Estado Bank	5.50%	2,400	1,852	1,870
Santander Bank	5.50%	3,000	2,691	1,196
Scotiabank	5.00%	1,300	1,040	789
Corpbanca	5.00%	500	—	18
Banco Bilbao Vizcaya	2.90%	285	—	—
Santander Bank	2.75%	343	—	—
Total		$191,078	$80,739	$47,321
At June 30, 2017 and December 31, 2016, the weighted average interest rate on our lines of credit was approximately 4.2% and 4.7%, respectively.
At June 30, 2017 and December 31, 2016, we had notes payable and other debt (excluding the 2033 Senior Notes, the Credit Agreement and amounts outstanding under lines of credit) as follows:

(In thousands)	June 30, 2017	December 31, 2016
Current portion of notes payable	$3,679	$3,681
Other long-term liabilities	2,068	2,090
Total	$5,747	$5,771
The notes and other debt mature at various dates ranging from 2017 through 2024 bearing variable interest rates from 1.8% up to 6.3%. The weighted average interest rate on the notes and other debt at June 30, 2017 and December 31, 2016, was 3.1% and 3.2%, respectively. The notes payable are secured by our office space in Barcelona.

NOTE 7 ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
For the six months ended June 30, 2017, changes in Accumulated other comprehensive income (loss), net of tax, were as follows:

(In thousands)	Foreign currency	Unrealized gain (loss) in Accumulated OCI	Total
Balance at December 31, 2016	$(28,128)	$1,119	$(27,009)
Other comprehensive income (loss) before reclassifications	13,088	(743)	12,345
Amounts reclassified from accumulated other comprehensive income, net of tax	—	594	594
Net other comprehensive income (loss)	13,088	(149)	12,939
Balance at June 30, 2017	$(15,040)	$970	$(14,070)
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
A summary of our investments classified as available for sale and carried at fair value, is as follows:

	As of June 30, 2017
(In thousands)	Amortized Cost	Gross unrealized gains in Accumulated OCI	Gross unrealized losses in Accumulated OCI	Fair value
Common stock investments, available for sale	$2,815	$1,152	$(182)	$3,785
Total assets	$2,815	$1,152	$(182)	$3,785

	As of December 31, 2016
(In thousands)	Amortized Cost	Gross unrealized gains in Accumulated OCI	Gross unrealized losses in Accumulated OCI	Fair value
Common stock investments, available for sale	$3,409	$1,313	$(194)	$4,528
Total assets	$3,409	$1,313	$(194)	$4,528
Any future fluctuation in fair value related to our available for sale investments that is judged to be temporary, and any recoveries of previous temporary write-downs, will be recorded in Accumulated other comprehensive income (loss). If we determine that any future valuation adjustment was other-than-temporary, we will record a loss during the period such determination is made.
As of June 30, 2017, we have money market funds that qualify as cash equivalents, forward foreign currency exchange contracts for inventory purchases (refer to Note 9) and contingent consideration related to the acquisitions of CURNA, OPKO Diagnostics, OPKO Health Europe, and OPKO Renal that are required to be measured at fair value on a recurring basis. In addition, in connection with our investment and our consulting agreements with Neovasc and BioCardia, we record the related Neovasc and BioCardia options at fair value as well as the warrants from COCP, Sevion, MabVax, InCellDx, Inc., Xenetic and RXi.

Our financial assets and liabilities measured at fair value on a recurring basis are as follows:

	Fair value measurements as of June 30, 2017
(In thousands)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Assets:
Money market funds	$13,320	$—	$—	$13,320
Common stock investments, available for sale	3,785	—	—	3,785
Common stock options/warrants	—	3,537	—	3,537
Forward contracts	—	17	—	17
Total assets	$17,105	$3,554	$—	$20,659
Liabilities:
Embedded conversion option	$—	$—	$6,722	$6,722
Contingent consideration	—	—	51,515	51,515
Total liabilities	$—	$—	$58,237	$58,237

	Fair value measurements as of December 31, 2016
(In thousands)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Assets:
Money market funds	$5,314	$—	$—	$5,314
Common stock investments, available for sale	4,528	—	—	4,528
Common stock options/warrants	—	4,017	—	4,017
Forward contracts	—	39	—	39
Total assets	$9,842	$4,056	$—	$13,898
Liabilities:
Embedded conversion option	$—	$—	$16,736	$16,736
Contingent consideration	—	—	45,076	45,076
Total liabilities	$—	$—	$61,812	$61,812
The carrying amount and estimated fair value of our 2033 Senior Notes without the embedded conversion option, as well as the applicable fair value hierarchy tiers, are contained in the table below. The fair value of the 2033 Senior Notes is determined using a binomial lattice approach in order to estimate the fair value of the embedded derivative in the 2033 Senior Notes. Refer to Note 6.

	June 30, 2017
(In thousands)	Carrying Value	Total Fair Value	Level 1	Level 2	Level 3
2033 Senior Notes	$28,036	$29,804	$—	$—	$29,804
There have been no transfers between Level 1 and Level 2 and no transfers to or from Level 3 of the fair value hierarchy.
As of June 30, 2017 and December 31, 2016, the carrying value of our other financial instrument assets and liabilities approximates their fair value due to their short-term nature or variable rate of interest.
The following table reconciles the beginning and ending balances of our Level 3 assets and liabilities as of June 30, 2017:

	June 30, 2017
(In thousands)	Contingent consideration	Embedded conversion option
Balance at December 31, 2016	$45,076	$16,736
Total losses for the period:
Included in results of operations	6,738	(10,014)
Foreign currency impact	4	—
Payments	(303)	—
Balance at June 30, 2017	$51,515	$6,722
The estimated fair values of our financial instruments have been determined by using available market information and what we believe to be appropriate valuation methodologies. We use the following methods and assumptions in estimating fair value:
Contingent consideration – We estimate the fair value of the contingent consideration utilizing a discounted cash flow model for the expected payments based on estimated timing and expected revenues. We use several discount rates depending on each type of contingent consideration related to OPKO Diagnostics, CURNA, OPKO Health Europe and OPKO Renal transactions. If estimated future sales were to decrease by 10%, the contingent consideration related to OPKO Renal, which represents the majority of our contingent consideration liability, would decrease by $3.0 million. As of June 30, 2017, of the $51.5 million of contingent consideration, $5.1 million is recorded in Accrued expenses and $46.4 million is recorded in Other long-term liabilities. As of December 31, 2016, of the $45.1 million of contingent consideration, $0.3 million is recorded in Accrued expenses and $44.8 million is recorded in Other long-term liabilities.
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

NOTE 9 DERIVATIVE CONTRACTS
The following table summarizes the fair values and the presentation of our derivative financial instruments in the Condensed Consolidated Balance Sheets:

(In thousands)	Balance Sheet Component	June 30, 2017	December 31, 2016
Derivative financial instruments:
Common Stock options/warrants	Investments, net	$3,537	$4,017
Embedded conversion option	2033 Senior Notes, net of discount and estimated fair value of embedded derivatives	$6,722	$16,736
Forward contracts	Unrealized gains on forward contracts are recorded in Other current assets and prepaid expenses. Unrealized (losses) on forward contracts are recorded in Accrued expenses.	$17	$39
We enter into foreign currency forward exchange contracts to cover the risk of exposure to exchange rate differences arising from inventory purchases on letters of credit. Under these forward contracts, for any rate above or below the fixed rate, we receive or pay the difference between the spot rate and the fixed rate for the given amount at the settlement date.
To qualify the derivative instrument as a hedge, we are required to meet strict hedge effectiveness and contemporaneous documentation requirements at the initiation of the hedge and assess the hedge effectiveness on an ongoing basis over the life of the hedge. At June 30, 2017 and December 31, 2016, our derivative financial instruments do not meet the documentation requirements to be designated as hedges. Accordingly, we recognize the changes in Fair value of derivative instruments, net in our Condensed Consolidated Statements of Operations. The following table summarizes the losses and gains recorded for the six months ended June 30, 2017 and 2016:

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2017	2016	2017	2016
Derivative gain (loss):
Common Stock options/warrants	$444	$(3,730)	$(512)	$(4,716)
2033 Senior Notes	5,069	4,872	10,014	4,734
Forward contracts	(31)	93	17	(206)
Total	$5,482	$1,235	$9,519	$(188)

NOTE 10 RELATED PARTY TRANSACTIONS
We hold investments in Zebra (ownership 29%), Sevion (2%), Neovasc (4%), ChromaDex Corporation (2%), MabVax (4%), COCP (9%) ARNO (0%), NIMS (1%), BioCardia (5%) and Eloxx (3%). These investments were considered related party transactions as a result of our executive management’s ownership interests and/or board representation in these entities. See further discussion of our investments in Note 5.
In June 2017, we invested $1.5 million in Eloxx for 99,915 Preferred C Shares and in July 2017, we invested an additional $1.5 million in Sevion for 10,000,000 shares of Sevion common stock. An entity controlled by Dr. Frost also made in investment in Eloxx and committed to investing additional funds in Sevion by December 31, 2017. Sevion and Eloxx entered into an acquisition agreement on May 31, 2017 under which Eloxx will become a wholly owned subsidiary of Sevion. Upon completion of the transaction, Sevion will change its name to Eloxx Pharmaceuticals, Inc. Previously, in November 2016, we made a $0.2 million loan to Sevion, and in February 2017, we entered into an agreement with Sevion pursuant to which we delivered $0.3 million cash to Sevion in exchange for a promissory note which bears interest at 6% and may convert into shares of Sevion capital stock in certain circumstances. The agreements with Sevion were considered related party transactions as a result of our executive management’s ownership interests and board representation in Sevion.
In May 2017, we invested an additional $0.5 million in MabVax for 285,714 shares of Series G Preferred Stock and 322,820 shares of Series I Preferred Stock. We had also invested an additional $1.0 million in MabVax in August 2016 for 207,900 shares of its common stock and warrants to purchase 415,800 shares of its common stock.
In April 2017, we invested an additional $1.0 million in COCP for 4,166,667 shares of its common stock, and in September 2016, we had invested an additional $2.0 million in COCP for 4,878,050 shares of its common stock.
In January 2016, we invested an additional $0.3 million in ARNO for 714,285 shares of its common stock, and in August 2016, we had invested an additional $0.3 million in ARNO for 714,285 shares of its common stock and warrants to purchase 357,142 shares of its common stock.
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
We reimburse Dr. Frost for Company-related use by Dr. Frost and our other executives of an airplane owned by a company that is beneficially owned by Dr. Frost. We reimburse Dr. Frost for out-of-pocket operating costs for the use of the airplane by Dr. Frost or Company executives for Company-related business. We do not reimburse Dr. Frost for personal use of the airplane by Dr. Frost or any other executive. For the three and six months ended June 30, 2017, we recognized approximately $121 thousand and $141 thousand, respectively, for Company-related travel by Dr. Frost and other OPKO executives. For the three and six months ended June 30, 2016, we recognized approximately $62 thousand and $119 thousand, respectively, for Company-related travel by Dr. Frost and other OPKO executives.

NOTE 11 COMMITMENTS AND CONTINGENCIES
In connection with our acquisitions of CURNA, OPKO Diagnostics, OPKO Health Europe, and OPKO Renal, we agreed to pay future consideration to the sellers upon the achievement of certain events. As a result, as of June 30, 2017, we recorded $51.5 million as contingent consideration, with $5.1 million recorded within Accrued expenses and $46.4 million recorded within Other long-term liabilities in the accompanying Condensed Consolidated Balance Sheets. Refer to Note 4.
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
In April 2017, the Civil Division of the United States Attorney’s Office for the Southern District of New York (the “SDNY”) informed BioReference Laboratories (“BioReference”) that it believes that, from 2006 to the present, BioReference had, in violation of the False Claims Act, improperly billed Medicare and Tricare (both are federal government healthcare programs) for clinical laboratory services provided to hospital inpatient beneficiaries at certain hospitals. BioReference is reviewing and assessing the allegations made by the SDNY, and, at this point, BioReference has not determined whether there is any merit to the SDNY’s claims nor can it determine the extent of any potential liability. While management cannot predict the outcome of these matters at this time, the ultimate outcome could be material to our business, financial condition, results of operations, and cash flows.
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
We have employment agreements with certain executives of BioReference which provide for compensation and certain other benefits and for severance payments under certain circumstances. During the six months ended June 30, 2017 and 2016, we recognized $3.3 million and $17.2 million, respectively, of severance costs pursuant to these employment agreements as a component of Selling, general and administrative expense.

At June 30, 2017, we were committed to make future purchases for inventory and other items in 2017 that occur in the ordinary course of business under various purchase arrangements with fixed purchase provisions aggregating $107.5 million.
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
The VFMCRP Agreement will remain in effect with respect to the Product in each country of the Territory, on a country by country basis, until the date on which VFMCRP shall have no further payment obligations to EirGen under the terms of the VFMCRP Agreement, unless earlier terminated pursuant to the VFMCRP Agreement. VFMCRP’s royalty obligations expire on a country-by-country and product-by-product basis on the later of (i) expiration of the last to expire valid claim covering the Product sold in such country, (ii) expiration of all regulatory and data exclusivity applicable to the Product in the country of sale, and (iii) ten (10) years after the Product first commercial sale in such country. In addition to termination rights for material breach and bankruptcy, VFMCRP is permitted to terminate the VFMCRP Agreement in its entirety, or with respect to one or more countries in the Territory, after a specified notice period, provided that VFMCRP shall not have the right to terminate the VFMCRP Agreement with respect to certain major countries without terminating the entire VFMCRP Agreement. If the VFMCRP Agreement is terminated by EirGen or VFMCRP, provision has been made for transition of product and product responsibilities to EirGen.
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

For revenue recognition purposes, we evaluated the various agreements with VFMCRP to determine whether there were multiple deliverables in the arrangement. The VFMCRP Agreement provides for the following: (1) an exclusive license in the Territory in the Field to use certain patents and technology to make, have made, use, sell, offer for sale, and import Products and to develop, commercialize, have commercialized, and otherwise exploit the Product; (2) EirGen will supply Products to support the development, sale and commercialization of the Products to VFMCRP in the Territory (the “Manufacturing Services”); and (3) the Option to acquire an exclusive license under certain EirGen patents and technology to use, import, offer for sale, sell, distribute and commercialize the Product in the United States solely for the Dialysis Indication. Based on our evaluation, the exclusive license is the only deliverable at the outset of the arrangement. We concluded the Manufacturing Services were a contingent deliverable dependent on the future regulatory and commercial action by VFMCRP and the Option was substantive and not considered a deliverable under the license arrangement.
We recognized the $50.0 million upfront license payment in Revenue from transfer of intellectual property in our Condensed Consolidated Statements of Operations in the second quarter of 2016. Revenues related to the Manufacturing Services will be recognized as Product is sold to VFMCRP. No revenue related to the Option will be recognized unless and until VFMCRP exercises its Option under the Letter Agreement.
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
We are recognizing the non-refundable $295.0 million upfront payments on a straight-line basis over the performance period. We recognized $35.3 million of revenue related to the Pfizer Transaction in Revenue from transfer of intellectual property in our Condensed Consolidated Statements of Operations during the six months ended June 30, 2017, and had deferred revenue related to the Pfizer Transaction of $123.6 million at June 30, 2017. As of June 30, 2017, $70.6 million of deferred revenue related to the Pfizer Transaction was classified in Accrued expenses and $53.0 million was classified in Other long-term liabilities in our Condensed Consolidated Balance Sheets.
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
TESARO
In November 2009, we entered into an asset purchase agreement (the “NK-1 Agreement”) under which we acquired VARUBI™ (rolapitant) and other neurokinin-1 (“NK-1”) assets from Merck. In December 2010, we entered into an exclusive license agreement with TESARO, in which we out-licensed the development, manufacture, commercialization and distribution of our lead NK-1 candidate, VARUBI™ (the “TESARO License”). Under the terms of the license, we received a $6.0 million upfront payment from TESARO and we received $30 million of milestone payments from TESARO upon achievement of certain regulatory and commercial sale milestones and we are eligible to receive additional commercial milestone payments of up to $85 million if specified levels of annual net sales are achieved. During the six months ended June 30, 2017, $10.0 million of revenue was recognized related to the achievement of the milestones under the TESARO License. During the six months ended June 30, 2016, no revenue was recognized related to the achievement of the milestones under the TESARO License. TESARO is also obligated to pay us tiered royalties on annual net sales achieved in the United States and Europe at percentage rates that range from the low double digits to the low twenties, and outside of the United States and Europe at low double-digit percentage rates. TESARO assumed responsibility for clinical development and commercialization of licensed products at its expense. Under the Agreement, we will continue to receive royalties on a country-by-country and product-by-product basis until the later of the date that all of the patent rights licensed from us and covering VARUBI™ expire, are invalidated or are not enforceable and 12 years from the first commercial sale of the product.
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
In July 2015, we entered into a Note Purchase Agreement with Pharmsynthez pursuant to which we delivered $3.0 million to Pharmsynthez in exchange for a $3.0 million note (the “Pharmsynthez Note Receivable”). The Pharmsynthez Note Receivable will be settled in 2017 and Pharmsynthez may satisfy the note either in cash or shares of its capital stock. We recorded the Pharmsynthez Note Receivable within Other current assets and prepaid expenses in our Condensed Consolidated Balance Sheets.
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

Information regarding our operations and assets for our operating segments and the unallocated corporate operations as well as geographic information are as follows:

	For the three months ended June 30,		For the six months ended June 30,
(In thousands)	2017	2016	2017	2016
Revenue from services:
Pharmaceutical	$—	$—	$—	$—
Diagnostics	256,671	266,012	511,956	518,534
Corporate	—	—	—	—
	$256,671	$266,012	$511,956	$518,534
Revenue from products:
Pharmaceutical	$28,966	$22,807	$51,197	$42,706
Diagnostics	—	—	—	—
Corporate	—	—	—	—
	$28,966	$22,807	$51,197	$42,706
Revenue from transfer of intellectual property:
Pharmaceutical	$28,576	$68,281	$47,154	$86,898
Diagnostics	—	—	—	—
Corporate	—	—	—	—
	$28,576	$68,281	$47,154	$86,898
Operating income (loss):
Pharmaceutical	$(8,621)	$35,345	$(31,258)	$34,015
Diagnostics	(4,944)	10,374	(8,044)	8,019
Corporate	(12,878)	(17,453)	(28,849)	(41,286)
	$(26,443)	$28,266	$(68,151)	$748
Depreciation and amortization:
Pharmaceutical	$6,694	$2,987	$13,469	$5,848
Diagnostics	18,827	21,573	37,752	40,893
Corporate	30	20	60	39
	$25,551	$24,580	$51,281	$46,780
Income (loss) from investment in investees:
Pharmaceutical	$(5,309)	$391	$(7,123)	$(4,430)
Diagnostics	(319)	(2,379)	(635)	97
Corporate	—	—	—	—
	$(5,628)	$(1,988)	$(7,758)	$(4,333)
Revenues:
United States	$266,874	$266,044	$522,514	$518,482
Ireland	21,913	71,789	42,630	93,932
Chile	11,899	9,597	22,020	16,580
Spain	5,118	4,324	9,623	8,347
Israel	7,654	4,420	11,872	9,162
Mexico	724	926	1,589	1,635
Other	31	—	59	—
	$314,213	$357,100	$610,307	$648,138

(In thousands)	June 30, 2017	December 31, 2016
Assets:
Pharmaceutical	$1,294,645	$1,294,916
Diagnostics	1,380,849	1,408,522
Corporate	93,200	63,181
	$2,768,694	$2,766,619
Goodwill:
Pharmaceutical	$259,288	$251,817
Diagnostics	452,787	452,786
Corporate	—	—
	$712,075	$704,603

One customer represented more than 10% of our total consolidated revenue during the three and six months ended June 30, 2017. As of June 30, 2017, no customer represented more than 10% of our accounts receivable balance. As of December 31, 2016, one customer represented more than 10% of our accounts receivable balance.
NOTE 14 SUBSEQUENT EVENTS
We have reviewed all subsequent events and transactions that occurred after the date of our June 30, 2017 Condensed Consolidated Balance Sheet date, through the time of filing this Quarterly Report on Form 10-Q.

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
We are a diversified healthcare company that seeks to establish industry-leading positions in large and rapidly growing medical markets. Our diagnostics business includes BioReference Laboratories (“BioReference”), the nation’s third-largest clinical laboratory with a core genetic testing business and a 400-person sales and marketing team to drive growth and leverage new products, including the 4Kscore prostate cancer test and the Claros 1 in-office immunoassay platform (in development). Our pharmaceutical business features Rayaldee, an FDA-approved treatment for secondary hyperparathyroidism (“SHPT”) in adults with stage 3 or 4 chronic kidney disease (“CKD”) and vitamin D insufficiency (launched in November 2016), and VARUBI™ for chemotherapy-induced nausea and vomiting (oral formulation launched by partner TESARO in November 2015 and pending approval for IV formulation), OPK88003, a once or twice weekly oxyntomodulin for type 2 diabetes and obesity which is a clinically advanced drug candidate among the new class of GLP-1 glucagon receptor dual agonists (Phase 2b), and OPK88004, an androgen receptor modulator for androgen deficiency indications. Our pharmaceutical business also features hGH-CTP, a once-weekly human growth hormone injection (in Phase 3 and partnered with Pfizer), and a once-daily Factor VIIa drug for hemophilia (Phase 2a).
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
RECENT DEVELOPMENTS
In June 2017, we announced the completion of our post-hoc sensitivity analyses to evaluate the influence of outliers on the primary endpoint results for our Phase 3, double-blind, placebo-controlled study of hGH-CTP in adults with GHD. We used multiple statistical approaches, and analyses that excluded outliers showed a statistically significant difference between hGH-CTP and placebo on the change in trunk fat mass. Additional analyses that did not exclude outliers showed mixed results. Post-hoc analyses do not carry the same weight of evidence as a pre-specified primary analysis.

RESULTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30, 2017 AND 2016

Revenues	For the three months ended June 30,
(In thousands)	2017	2016	Change
Revenue from services	$256,671	$266,012	$(9,341)
Revenue from products	28,966	22,807	6,159
Revenue from transfer of intellectual property and other	28,576	68,281	(39,705)
Total revenues	$314,213	$357,100	$(42,887)
The decrease in Revenue from services is attributable to decreased pricing at BioReference's GeneDx division, which was partially offset by increased volumes. The increase in Revenue from products principally reflects an increase in revenue from OPKO Chile and FineTech. Revenue from transfer of intellectual property decreased as a result of the $50.0 million of revenue from the initial payment under the VFMCRP agreement included in the three months ended June 30, 2016, partially offset by $10.0 million of revenue from a milestone payment from our licensee, TESARO, for the three months ended June 30, 2017. Revenue from transfer of intellectual property for the three months ended June 30, 2017 and 2016 also reflects $17.7 million of revenue related to the Pfizer Transaction.
Cost of revenue. Cost of revenue for the three months ended June 30, 2017 increased $4.0 million compared to the prior year period. The increase in cost of service revenue is attributable to increased volumes at BioReference. The increase in cost of product revenue is attributable to an increase in revenue at OPKO Chile and FineTech. Cost of revenue for the three months ended June 30, 2017 and 2016 were as follows:

Cost of Revenue	For the three months ended June 30,
(In thousands)	2017	2016	Change
Cost of service revenue	$143,901	$140,971	$2,930
Cost of product revenue	13,505	12,468	1,037
Total cost of revenue	$157,406	$153,439	$3,967
Selling, general and administrative expenses. Selling, general and administrative expenses for the three months ended June 30, 2017 and 2016, were $128.3 million and $117.5 million, respectively. The increase in selling, general and administrative expenses was primarily due to costs related to the launch of Rayaldee and increased selling, general and administrative expenses at BioReference. Selling, general and administrative expenses during the three months ended June 30, 2017 and 2016, include equity-based compensation expense of $4.3 million and $6.2 million, respectively.
Research and development expenses. Research and development expenses for the three months ended June 30, 2017 and 2016, were $32.6 million and $31.3 million, respectively. Research and development costs include external and internal expenses, partially offset by third-party grants and funding arising from collaboration agreements. External expenses include clinical and non-clinical activities performed by contract research organizations, lab services, purchases of drug and diagnostic product materials and manufacturing development costs. We track external research and development expenses by individual program for phase 3 clinical trials for drug approval and pre-market approvals (“PMAs”) for diagnostics tests, if any. Internal expenses include employee-related expenses including salaries, benefits and equity-based compensation expense. Other internal research and development expenses are incurred to support overall research and development activities and include expenses related to general overhead and facilities.

The following table summarizes the components of our research and development expenses:

Research and Development Expenses	For the three months ended June 30,
	2017	2016
External expenses:
Phase 3 clinical trials	$3,464	$2,946
Manufacturing expense for biological products	13,881	16,497
PMA studies	356	—
Earlier-stage programs	1,261	1,843
Research and development employee-related expenses	5,985	7,848
Other internal research and development expenses	8,181	2,881
Third-party grants and funding from collaboration agreements	(535)	(667)
Total research and development expenses	$32,593	$31,348
The increase in research and development expenses is primarily due to the acquisition of Transition Therapeutics in August 2016. In addition, during the three months ended June 30, 2017 and 2016, we recorded, as an offset to research and development expenses, $0.5 million and $0.7 million, respectively, related to research and development grants received from our collaboration and funding agreements. Research and development expenses for the three months ended June 30, 2017 and 2016 include equity-based compensation expense of $1.4 million and $2.2 million, respectively. We expect our research and development expenses to increase as we continue to expand our research and development of potential future products.
Contingent consideration. Contingent consideration expense for the three months ended June 30, 2017 and 2016, were $4.4 million and $10.8 million, respectively. The decrease in contingent consideration expense was attributable to higher contingent consideration expense for OPKO Renal during the three months ended June 30, 2016 due to changes in assumptions regarding the timing of successful achievement of future milestones driven by the FDA approval of Rayaldee in June 2016. The contingent consideration liabilities at June 30, 2017 relate to potential amounts payable to former stockholders of CURNA, OPKO Diagnostics, OPKO Health Europe and OPKO Renal pursuant to our acquisition agreements in January 2011, October 2011, August 2012 and March 2013, respectively.
Amortization of intangible assets. Amortization of intangible assets was $18.0 million and $15.8 million, respectively, for the three months ended June 30, 2017 and 2016. Amortization expense reflects the amortization of acquired intangible assets with defined useful lives. Amortization of intangible assets for the three months ended June 30, 2017 includes $4.0 million of amortization expense related to intangible assets for Rayaldee. Upon the FDA’s approval of Rayaldee in June 2016, we reclassified $187.6 million of IPR&D related to Rayaldee from In-process research and development to Intangible assets, net in our Condensed Consolidated Balance Sheets and began to amortize that asset. Our IPR&D assets will not be amortized until the underlying development programs are completed. Upon obtaining regulatory approval by the U.S. FDA, the IPR&D assets will then be accounted for as a finite-lived intangible asset and amortized on a straight-line basis over its estimated useful life.
Interest income. Interest income for the three months ended June 30, 2017 and 2016 was not significant as our cash investment strategy emphasizes the security of the principal invested and fulfillment of liquidity needs.
Interest expense. Interest expense for the three months ended June 30, 2017 and 2016 was $1.5 million and $2.2 million, respectively. Interest expense is principally related to interest incurred on the 2033 Senior Notes including amortization of related deferred financing costs and to interest incurred on BioReference’s outstanding debt under its credit facility. The decrease in interest expense for the three months ended June 30, 2017 is attributable to lower interest rates on borrowings in 2017 compared to 2016.
Fair value changes of derivative instruments, net. Fair value changes of derivative instruments, net for the three months ended June 30, 2017 and 2016, was $5.5 million and $1.2 million of income, respectively. Fair value changes of derivative instruments, net principally related to non-cash income or expense related to the changes in the fair value of the embedded derivatives in the 2033 Senior Notes of $5.1 million and $4.9 million of income for the three months ended June 30, 2017 and 2016, respectively. For the three months ended June 30, 2017, we observed a decrease in the market price of our Common Stock which resulted in the decrease in the estimated fair value of our embedded derivatives in the 2033 Senior Notes. Fair value changes of derivative instruments, net for the three months ended June 30, 2016 also reflects $3.2 million of expense related to the change in the fair value of options to purchase additional shares of Neovasc.

Other income (expense), net. Other income (expense), net for the three months ended June 30, 2017 and 2016, were $0.5 million of expense and $6.0 million of income, respectively. Other expense for the three months ended June 30, 2017 primarily consists of a $0.6 million other-than-temporary impairment charge to write our investment in Xenetic down to its fair value. Other income for the three months ended June 30, 2016 primarily consisted of a $2.5 million gain recognized in connection with the merger of STI and VBI Vaccines Inc. and a $2.9 million gain recognized in connection with the settlement of a legal matter.
Income tax benefit (provision). Our income tax benefit (provision) for the three months ended June 30, 2017 and 2016 was $11.0 million and $(15.9) million, respectively, and reflects quarterly results using our expected effective tax rate for the full year.  The change in income taxes is primarily due to changes in the geographic mix of revenues and expenses.
Loss from investments in investees. We have made investments in other early stage companies that we perceive to have valuable proprietary technology and significant potential to create value for us as a shareholder or member. We account for these investments under the equity method of accounting, resulting in the recording of our proportionate share of their losses until our share of their loss exceeds our investment. Until the investees’ technologies are commercialized, if ever, we anticipate they will report a net loss. Loss from investments in investees was $5.6 million and $2.0 million for the three months ended June 30, 2017 and 2016, respectively. The increase in Loss from investments in investees is attributable to losses recognized on our investment in Pharmsynthez.

FOR THE SIX MONTHS ENDED JUNE 30, 2017 AND 2016

Revenues	Six months ended June 30,
(In thousands)	2017	2016	Change
Revenue from services	$511,956	$518,534	$(6,578)
Revenue from products	51,197	42,706	8,491
Revenue from transfer of intellectual property and other	47,154	86,898	(39,744)
Total revenues	$610,307	$648,138	$(37,831)
The decrease in Revenue from services is attributable to decreased pricing at BioReference's GeneDx division, which was partially offset by increased volumes. The increase in Revenue from products principally reflects an increase in revenue from OPKO Chile and FineTech. Revenue from transfer of intellectual property decreased as a result of the $50.0 million of revenue from the initial payment under the VFMCRP agreement included in the six months ended June 30, 2016, partially offset by $10.0 million of revenue from a milestone payment from our licensee, TESARO, for the six months ended June 30, 2017. Revenue from transfer of intellectual property for the six months ended June 30, 2017 and 2016 also reflects $35.3 million of revenue related to the Pfizer Transaction.
Cost of revenue. Cost of revenue for the six months ended June 30, 2017 increased $11.2 million compared to the prior year period. The increase in cost of service revenue is attributable to increased volumes at BioReference. The increase in cost of product revenue is attributable to an increase in revenue at OPKO Chile and FineTech. Included in cost of product revenue for the six months ended June 30, 2017 is $4.8 million of inventory obsolescence expense related primarily to the launch of Rayaldee. Cost of revenue for the six months ended June 30, 2017 and 2016 were as follows:

Cost of Revenue	Six months ended June 30,
(In thousands)	2017	2016	Change
Cost of service revenue	$283,867	$278,568	$5,299
Cost of product revenue	28,334	22,407	5,927
Total cost of revenue	$312,201	$300,975	$11,226
Selling, general and administrative expenses. Selling, general and administrative expenses for the six months ended June 30, 2017 and 2016, were $265.0 million and $245.5 million, respectively. The increase in selling, general and administrative expenses was primarily due to costs related to the launch of Rayaldee and increased selling, general and administrative expenses at BioReference, which was partially offset by a decrease in severance costs. Included in selling, general and administrative expenses for the six months ended June 30, 2017 and 2016 are $3.3 million and $17.2 million, respectively, of net severance costs for certain BioReference executives. These severance costs include $2.8 million and $8.9 million of expense related to the acceleration of stock option vesting for certain BioReference executives in 2017 and 2016, respectively.

Selling, general and administrative expenses during the six months ended June 30, 2017 and 2016, include equity-based compensation expense of $12.1 million and $21.4 million, respectively, including the expense related to the acceleration of stock option vesting for certain BioReference executives.
Research and development expenses. Research and development expenses for the six months ended June 30, 2017 and 2016, were $58.6 million and $59.2 million, respectively. Research and development costs include external and internal expenses, partially offset by third-party grants and funding arising from collaboration agreements. External expenses include clinical and non-clinical activities performed by contract research organizations, lab services, purchases of drug and diagnostic product materials and manufacturing development costs. We track external research and development expenses by individual program for phase 3 clinical trials for drug approval and PMAs for diagnostics tests, if any. Internal expenses include employee-related expenses including salaries, benefits and equity-based compensation expense. Other internal research and development expenses are incurred to support overall research and development activities and include expenses related to general overhead and facilities.
The following table summarizes the components of our research and development expenses:

Research and Development Expenses	Six months ended June 30,
	2017	2016
External expenses:
Phase 3 clinical trials	$8,079	$5,789
Manufacturing expense for biological products	20,275	23,533
PMA studies	445	—
Earlier-stage programs	3,255	3,039
Research and development employee-related expenses	12,738	14,548
Other internal research and development expenses	14,894	13,728
Third-party grants and funding from collaboration agreements	(1,071)	(1,467)
Total research and development expenses	$58,615	$59,170
The decrease in research and development expenses is primarily due to a decrease in research and development expenses related to hGH-CTP, a long acting human growth hormone which was outlicensed to Pfizer in 2015. In addition, during the six months ended June 30, 2017 and 2016, we recorded, as an offset to research and development expenses, $1.1 million and $1.5 million, respectively, related to research and development grants received from our collaboration and funding agreements. Research and development expenses for the six months ended June 30, 2017 and 2016 include equity-based compensation expense of $2.7 million and $4.0 million, respectively. We expect our research and development expense to increase as we continue to expand our research and development of potential future products.
Contingent consideration. Contingent consideration expense for the six months ended June 30, 2017 and 2016, were $6.7 million and $12.5 million, respectively. The decrease in contingent consideration expense was attributable to higher contingent consideration expense for OPKO Renal during the six months ended June 30, 2016 due to changes in assumptions regarding the timing of successful achievement of future milestones driven by the FDA approval of Rayaldee in June 2016. The contingent consideration liabilities at June 30, 2017 relate to potential amounts payable to former stockholders of CURNA, OPKO Diagnostics, OPKO Health Europe and OPKO Renal pursuant to our acquisition agreements in January 2011, October 2011, August 2012 and March 2013, respectively.
Amortization of intangible assets. Amortization of intangible assets was $35.9 million and $29.2 million, respectively, for the six months ended June 30, 2017 and 2016. Amortization expense reflects the amortization of acquired intangible assets with defined useful lives. Amortization of intangible assets for the six months ended June 30, 2017 includes $8.0 million of amortization expense related to intangible assets for Rayaldee. Upon the FDA’s approval of Rayaldee in June 2016, we reclassified $187.6 million of IPR&D related to Rayaldee from In-process research and development to Intangible assets, net in our Condensed Consolidated Balance Sheets and began to amortize that asset. Our IPR&D assets will not be amortized until the underlying development programs are completed. Upon obtaining regulatory approval by the U.S. FDA, the IPR&D assets will then be accounted for as a finite-lived intangible asset and amortized on a straight-line basis over its estimated useful life.
Interest income. Interest income for the six months ended June 30, 2017 and 2016, was not significant as our cash investment strategy emphasizes the security of the principal invested and fulfillment of liquidity needs.

Interest expense. Interest expense for the six months ended June 30, 2017 and 2016, was $2.9 million and $4.0 million, respectively. Interest expense is principally related to interest incurred on the 2033 Senior Notes including amortization of related deferred financing costs and to interest incurred on BioReference’s outstanding debt under its credit facility. The decrease in interest expense for the six months ended June 30, 2017 is attributable to lower interest rates on borrowings in 2017 compared to 2016.
Fair value changes of derivative instruments, net. Fair value changes of derivative instruments, net for the six months ended June 30, 2017 and 2016, was $9.5 million of income and $0.2 million of expense, respectively. Fair value changes of derivative instruments, net six months ended June 30, 2017 principally related to non-cash income of $10.0 million related to the changes in the fair value of the embedded derivatives in the 2033 Senior Notes. For the six months ended June 30, 2017, we observed a decrease in the market price of our Common Stock which resulted in the decrease in the estimated fair value of our embedded derivatives in the 2033 Senior Notes.
Other income (expense), net. Other income (expense), net for the six months ended June 30, 2017 and 2016, were $2.5 million and $6.5 million of income, respectively. Other income for the six months ended June 30, 2017 primarily consists of a $3.0 million gain on the sale of non-strategic assets at a wholly-owned BioReference subsidiary, which was partially offset by a $0.6 million other-than-temporary impairment charge to write our investment in Xenetic down to its fair value. Other income for the six months ended June 30, 2016 primarily consisted of a $2.5 million gain recognized in connection with the merger of STI and VBI Vaccines Inc. and a $2.9 million gain recognized in connection with the settlement of a legal matter.
Income tax benefit (provision). Our income tax benefit (provision) for the six months ended June 30, 2017 and 2016 was $17.9 million and $4.6 million, respectively, and reflects quarterly results using our expected effective tax rate for the full year.  The change in income taxes is primarily due to changes in the geographic mix of revenues and expenses.
Loss from investments in investees. We have made investments in other early stage companies that we perceive to have valuable proprietary technology and significant potential to create value for us as a shareholder or member. We account for these investments under the equity method of accounting, resulting in the recording of our proportionate share of their losses until our share of their loss exceeds our investment. Until the investees’ technologies are commercialized, if ever, we anticipate they will report a net loss. Loss from investments in investees was $7.8 million and $4.3 million for the six months ended June 30, 2017 and 2016, respectively. The increase in Loss from investments in investees is attributable to losses recognized on our investment in Pharmsynthez.

LIQUIDITY AND CAPITAL RESOURCES
At June 30, 2017, we had cash and cash equivalents of approximately $130.5 million. Cash used in operations during 2017 principally reflects expenses related to general and administrative activities of our corporate operations, research and development activities and our launch activities related to Rayaldee. Cash used in investing activities primarily reflects capital expenditures of $16.8 million. Cash provided by financing activities primarily reflects net borrowings on lines of credit of $32.0 million. We have not generated sustained positive cash flow sufficient to offset our operating and other expenses and our primary source of cash has been from the public and private placement of stock, the issuance of the 2033 Senior Notes and credit facilities available to us.
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

We have now completed post-hoc sensitivity analyses to evaluate the influence of outliers on the primary endpoint results using multiple statistical approaches.  Analyses that excluded outliers showed a statistically significant difference between hGH-CTP and placebo on the change in trunk fat mass.  Additional analyses that did not exclude outliers showed mixed results. Post-hoc analyses do not carry the same weight of evidence as a pre-specified primary analysis.
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
Our licensee, TESARO, received approval by the U.S. FDA in September 2015 for oral VARUBI™, a neurokinin-1 receptor antagonist for the prevention of chemotherapy-induced nausea and vomiting. In November 2015, TESARO announced the commercial launch of VARUBI™ in the United States. We received $30.0 million of milestone payments from TESARO upon achievement of certain regulatory and commercial sale milestones, which includes a $10.0 million milestone payment we received for the six months ended June 30, 2017, and we are eligible to receive additional commercial milestone payments of up to $85.0 million if specified levels of annual net sales are achieved. TESARO is also obligated to pay us tiered royalties on annual net sales achieved in the United States and Europe at percentage rates that range from the low double digits to the low twenties, and outside of the United States and Europe at low double-digit percentage rates.
In January 2013, we issued $175.0 million of the 2033 Senior Notes. The 2033 Senior Notes were sold in a private placement in reliance on exemptions from registration under the Securities Act. At June 30, 2017, $31.9 million principal amount of 2033 Senior Notes was outstanding.
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
As of June 30, 2017, the total availability under our Credit Agreement with CB and our lines of credit with financial institutions in Chile and Spain was $120.2 million, of which $80.7 million was used and outstanding as of June 30, 2017. The weighted average interest rate on these lines of credit is approximately 4.2%. These lines of credit are short-term and are used primarily as a source of working capital. The highest balance at any time during the six months ended June 30, 2017, was $80.7 million. We intend to continue to enter into these lines of credit as needed. There is no assurance that these lines of credit or other funding sources will be available to us on acceptable terms, or at all, in the future.
We expect to continue to incur substantial research and development expenses, including expenses related to the hiring of personnel and additional clinical trials. We expect that selling, general and administrative expenses will also increase as we expand our sales, marketing and administrative staff and add infrastructure.
We believe that the cash and cash equivalents on hand at June 30, 2017, and the amounts available to be borrowed under our lines of credit are sufficient to meet our anticipated cash requirements for operations and debt service beyond the next 12 months. We based this estimate on assumptions that may prove to be wrong or are subject to change, and we may be required to use our available cash resources sooner than we currently expect. If we acquire additional assets or companies, accelerate our product development programs or initiate additional clinical trials, we will need additional funds. Our future cash requirements will depend on a number of factors, including our relationship with Pfizer, success of the commercial launch of

Rayaldee, BioReference's financial performance, possible acquisitions, the continued progress of research and development of our product candidates, the timing and outcome of clinical trials and regulatory approvals, the costs involved in preparing, filing, prosecuting, maintaining, defending, and enforcing patent claims and other intellectual property rights, the status of competitive products, the availability of financing, and our success in developing markets for our product candidates. If we are not able to secure additional funding when needed, we may have to delay, reduce the scope of, or eliminate one or more of our clinical trials or research and development programs or possible acquisitions.
The following table provides information as of June 30, 2017, with respect to the amounts and timing of our known contractual obligation payments due by period.

Contractual obligations (In thousands)	Remaining six months ending December 31, 2017	2018	2019	2020	2021	Thereafter	Total
Open purchase orders	$102,060	$4,795	$206	$454	$—	$—	$107,515
Operating leases	10,304	17,320	14,227	9,032	6,099	6,764	63,746
Capital leases	1,769	3,270	2,835	2,148	1,191	741	11,954
2033 Senior Notes	—	—	31,850	—	—	—	31,850
Deferred payments	5,000	5,000	5,000	—	—	—	15,000
Mortgages and other debts payable	3,381	392	385	385	385	819	5,747
Lines of credit	11,039	—	—	69,700	—	—	80,739
Severance payments	5,762	—	—	—	—	—	5,762
Interest commitments	531	1,016	288	37	37	21	1,930
Total	$139,846	$31,793	$54,791	$81,756	$7,712	$8,345	$324,243
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
- Contingent consideration that includes payments upon achievement of certain milestones including meeting development milestones such as the completion of successful clinical trials, NDA approvals by the FDA and revenue milestones upon the achievement of certain revenue targets all of which are anticipated to be paid within the next seven years and are payable in either shares of our Common Stock or cash, at our option, and that may aggregate up to $159.1 million.

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
Goodwill and intangible assets. Goodwill and other intangible assets, including IPR&D, acquired in business combinations, licensing and other transactions at both June 30, 2017 and December 31, 2016 was $2.1 billion, representing approximately 75% and 76%, respectively, of total assets.
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

Goodwill was $712.1 million and $704.6 million, respectively, at June 30, 2017 and December 31, 2016. Goodwill is tested at least annually for impairment or when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable, by assessing qualitative factors or performing a quantitative analysis in determining whether it is more likely than not that its fair value exceeds the carrying value. Examples of qualitative factors include our share price, our financial performance compared to budgets, long-term financial plans, macroeconomic, industry and market conditions as well as the substantial excess of fair value over the carrying value of net assets from the annual impairment test previously performed.
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
Intangible assets, net were $1.4 billion, including IPR&D of $646.0 million and $644.7 million, respectively, at June 30, 2017 and December 31, 2016. Intangible assets are tested for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable, although IPR&D is required to be tested at least annually until the project is completed or abandoned. Upon obtaining regulatory approval, the IPR&D asset is then accounted for as a finite-lived intangible asset and amortized on a straight-line basis over its estimated useful life. If the project is abandoned, the IPR&D asset is charged to expense.
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
We amortize intangible assets with definite lives on a straight-line basis over their estimated useful lives, ranging from 3 to 20 years. We use the straight-line method of amortization as there is no reliably determinable pattern in which the economic benefits of our intangible assets are consumed or otherwise used up. Amortization expense was $35.9 million and $29.2 million for the six months ended June 30, 2017 and 2016, respectively.
Revenue recognition. Revenue for laboratory services is recognized at the time test results are reported, which approximates when services are provided. Services are provided to patients covered by various third-party payer programs including various managed care organizations, as well as the Medicare and Medicaid programs. Billings for services under third-party payer programs are included in revenue net of allowances for contractual discounts and allowances for differences between the amounts billed and estimated program payment amounts. Adjustments to the estimated payment amounts based on final settlement with the programs are recorded upon settlement as an adjustment to revenue. For the six months ended June 30, 2017, approximately 26% of our revenues were derived directly from the Medicare and Medicaid programs.
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
We launched Rayaldee in the U.S. through our dedicated renal sales force in November 2016. Rayaldee is distributed in the U.S. principally through the retail pharmacy channel, which initiates with the largest wholesalers in the U.S. (collectively, “Rayaldee Customers”). In addition to distribution agreements with Rayaldee Customers, we have entered into arrangements with many healthcare providers and payers that provide for government-mandated and/or privately-negotiated rebates, chargebacks and discounts with respect to the purchase of Rayaldee.
We lack the experiential data which would allow us to estimate Sales Deductions and product returns. Therefore, as of June 30, 2017, we have determined that we do not yet meet the criteria for the recognition of revenue for shipments of Rayaldee at the time of shipment to Rayaldee Customers as allowances for Sales Deductions and product returns are not known or cannot be reasonably estimated. We will not recognize revenue upon shipment until such time as we can reasonably estimate and record provisions for Sales Deductions and product returns utilizing historical information and market research projections.
During the six months ended June 30, 2017, we did not recognize any product revenues related to Rayaldee sales. Payments received from Rayaldee Customers in advance of recognition of revenue are recorded as deferred revenue included in Accrued expenses in our Condensed Consolidated Balance Sheets. The related deferred revenue balance as of June 30, 2017 was $3.7 million. The corresponding costs of product revenues for which we have not recognized product revenue have similarly not yet been reflected in our Condensed Consolidated Statements of Operations.
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
Concentration of credit risk and allowance for doubtful accounts. Financial instruments that potentially subject us to concentrations of credit risk consist primarily of accounts receivable. Substantially all of our accounts receivable are with either companies in the healthcare industry or patients. However, credit risk is limited due to the number of our clients as well as their dispersion across many different geographic regions.
While we have receivables due from federal and state governmental agencies, we do not believe that such receivables represent a credit risk since the related healthcare programs are funded by federal and state governments, and payment is primarily dependent upon submitting appropriate documentation. At June 30, 2017 and December 31, 2016, receivable balances (net of contractual adjustments) from Medicare and Medicaid were 20.7% and 22.9%, respectively, of our consolidated Accounts receivable, net.
The portion of our accounts receivable due from individual patients comprises the largest portion of credit risk. At June 30, 2017 and December 31, 2016, receivables due from patients represent approximately 6.3% and 4.1%, respectively, of our consolidated Accounts receivable, net.
We assess the collectability of accounts receivable balances by considering factors such as historical collection experience, customer credit worthiness, the age of accounts receivable balances, regulatory changes and current economic conditions and trends that may affect a customer’s ability to pay. Actual results could differ from those estimates. Our reported net income (loss) is directly affected by our estimate of the collectability of accounts receivable. The allowance for doubtful accounts was $55.2 million and $36.3 million at June 30, 2017 and December 31, 2016, respectively.
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
Equity-based compensation. We measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is recognized in the Condensed Consolidated Statements of Operations over the period during which an employee is required to provide service in exchange for the award. We record excess tax benefits, realized from the exercise of stock options, as cash flows from operations. Equity-based compensation arrangements to non-employees are recorded at their fair value on the measurement date. The measurement of equity-based compensation to non-employees is subject to periodic adjustment as the underlying equity instruments vest. We estimate the grant-date fair value of our stock option grants using a valuation model known as the Black-Scholes-Merton formula or the “Black-Scholes Model.” The Black-Scholes Model requires the use of several variables to estimate the grant-date fair value of stock options including expected term, expected volatility, expected dividends and risk-free interest rate. We perform analyses to calculate and select the appropriate variable assumptions used in the Black-Scholes Model and to estimate forfeitures of equity-based awards. We adjust our forfeiture estimates on at least an annual basis based on the number of share-based awards that ultimately vest. The selection of assumptions and estimated forfeiture rates is subject to significant judgment and future changes to our assumptions and estimates which may have a material impact on our Condensed Consolidated Financial Statements.
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
RECENT ACCOUNTING PRONOUNCEMENTS
In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers.” ASU 2014-09, as amended, clarifies the principles for recognizing revenue and develops a common revenue standard for GAAP that removes inconsistencies and weaknesses in revenue requirements, provides a more robust framework for addressing revenue issues, improves comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets, provides more useful information to users of financial statements through improved disclosure requirements and simplifies the preparation of financial statements by reducing the number of requirements to which an entity must refer. ASU 2014-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. Companies can choose to apply the ASU using either the full retrospective approach or a modified retrospective approach.
We have commenced our implementation analysis, including identification of revenue streams and reviews of customer contracts under ASU 2014-09’s framework. Our analysis includes reviewing current accounting policies and practices to identify potential differences that would result from applying the requirements under this new standard. The Company has reviewed certain contracts with its customers that the Company believes is representative of its revenue streams and continues to review additional contracts across its global business units during 2017. ASU 2014-09 requires increased disclosure which in turn is expected to require certain new processes. The determination of the impact of adoption of ASU 2014-09 on our financial condition, results of operations, cash flows and disclosures, is ongoing, and, as such, we are not able to reasonably estimate the effect that the adoption of the new standard will have on our financial statements and have not yet concluded on a transition method.
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
In March 2016, the FASB issued ASU No. 2016-09, “Compensation - Stock Compensation (Topic 718),” which simplifies several aspects of the accounting for share-based payment award transactions, including the income tax consequences, classification of awards as either equity or liabilities, classification on the statement of cash flows and accounting for forfeitures. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years, with early adoption permitted. We adopted this standard in the first quarter of 2017. As required by ASU 2016-09, excess tax benefits are classified as an operating activity in our Condensed Consolidated Statement of Cash Flows and we have applied this provision prospectively. In addition, we have elected to estimate forfeitures over the course of a vesting period, rather than account for forfeitures as they occur. We adjust our forfeiture estimates based on the number of share-based awards that ultimately vest on at least an annual basis. Upon the adoption of ASU 2016-09 in 2017, we recorded a cumulative-effect adjustment to increase our deferred tax assets and reduce our accumulated deficit by $32.5 million with respect to excess tax benefits recognized in our Condensed Consolidated Balance Sheets.
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
Our derivative activities, which consist of foreign exchange forward contracts, are initiated to economically hedge forecasted cash flows that are exposed to foreign currency risk. The foreign exchange forward contracts generally require us to exchange local currencies for foreign currencies based on pre-established exchange rates at the contracts’ maturity dates. As exchange rates change, gains and losses on these contracts are generated based on the change in the exchange rates that are recognized in the Consolidated Statements of Operations and offset the impact of the change in exchange rates on the foreign currency cash flows that are hedged. If the counterparties to the exchange contracts do not fulfill their obligations to deliver the contracted currencies, we could be at risk for currency related fluctuations. Our foreign exchange forward contracts primarily hedge exchange rates on the Chilean peso to the U.S. dollar. If Chilean pesos were to strengthen or weaken in relation to the U.S. dollar, our loss or gain on hedged foreign currency cash-flows would be offset by the derivative contracts, with a net effect of zero.
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
At June 30, 2017, we had cash and cash equivalents of $130.5 million. The weighted average interest rate related to our cash and cash equivalents for the six months ended June 30, 2017 was less than 1%. As of June 30, 2017, the principal outstanding balance under our Credit Agreement with JPMorgan Chase Bank, N.A. and our Chilean and Spanish lines of credit was $80.7 million in the aggregate at a weighted average interest rate of approximately 4.2%.
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
Equity Price Risk – We are subject to equity price risk related to the (i) rights to convert into shares of our Common Stock, including upon a fundamental change; and (ii) a coupon make-whole payment in the event of a conversion by the holders of the 2033 Senior Notes on or after February 1, 2017 but prior to February 1, 2019. These terms are considered to be embedded derivatives. On a quarterly basis, we are required to record these embedded derivatives at fair value with the changes being recorded in our Consolidated Statements of Operations. Accordingly, our results of operations are subject to exposure associated with increases or decreases in the estimated fair value of our embedded derivatives.

Item 4. Controls and Procedures
Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, management concluded that our disclosure controls and procedures were effective as of June 30, 2017.
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
These changes to the Company’s internal control over financial reporting that occurred during the most recent quarter ended June 30, 2017 have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
We are, from time to time, party to various legal proceedings arising out of our business. During the reporting period, there have been no material changes to the description of legal proceedings set forth in our Annual Report on Form 10-K for the year ended December 31, 2016 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2017.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On or around April 12, 2017, we issued 5,650 shares of our Common Stock (the “Settlement Shares”) pursuant to a settlement agreement in connection with a pending litigation matter. On or around May 3, 2017, we issued 36,853 shares of our Common Stock to Gentec S.A. based on the achievement of certain milestones under an ancillary agreement entered into in connection with our acquisition of Farmadiet Group Holdings, S.L, in August 2012 (“Milestone Shares”). The Settlement Shares and the Milestone Shares were issued in reliance upon an exemption from the registration requirements under the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof.

Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not Applicable.
Item 5. Other Information
On August 7, 2017, BioReference and certain of its subsidiaries entered into Amendment No. 4 to the Credit Agreement, which amended the Credit Agreement to permit BioReference and its subsidiaries to dividend cash to the Company in the form of an intercompany loan, in an aggregate amount not to exceed $35,000,000. The other terms of the Credit Agreement remain unchanged.

Item 6. Exhibits

Exhibit 3.1(1)	Amended and Restated Certificate of Incorporation.
Exhibit 3.2(2)	Amended and Restated By-Laws.
Exhibit 3.3(3)	Certificate of Designation of Series D Preferred Stock.
Exhibit 4.3(4)	Indenture, dated as of January 30, 2013, between OPKO Health, Inc. and Wells Fargo Bank, National Association.
Exhibit 31.1
Certification by Phillip Frost, Chief Executive Officer, pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended June 30, 2017.

Exhibit 31.2
Certification by Adam Logal, Chief Financial Officer, pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended June 30, 2017.

Exhibit 32.1
Certification by Phillip Frost, Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended June 30, 2017.

Exhibit 32.2
Certification by Adam Logal, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended June 30, 2017.

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

Date: August 8, 2017	OPKO Health, Inc.

/s/ Adam Logal
Adam Logal
Senior Vice President, Chief Financial Officer,
Chief Accounting Officer and Treasurer

Exhibit Index

Exhibit Number	Description

Exhibit 31.1
Certification by Phillip Frost, Chief Executive Officer, pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended June 30, 2017.

Exhibit 31.2
Certification by Adam Logal, Chief Financial Officer, pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended June 30, 2017.

Exhibit 32.1
Certification by Phillip Frost, Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended June 30, 2017.

Exhibit 32.2
Certification by Adam Logal, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended June 30, 2017.

Exhibit 101.INS	XBRL Instance Document

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document