Form 10-Q
period 2017-09-30
Opko Health, Inc.
filed 2017-11-08
CIK 944809

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017.
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):   ☐  YES    ☒  NO
As of October 31, 2017, the registrant had 559,404,941 shares of Common Stock outstanding.

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
Item 1. Financial Statements
OPKO Health, Inc. and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share and per share data)

	September 30, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$100,362	$168,733
Accounts receivable, net	233,916	220,284
Inventory, net	46,954	47,228
Other current assets and prepaid expenses	49,324	47,356
Total current assets	430,556	483,601
Property, plant and equipment, net	142,437	122,831
Intangible assets, net	714,552	763,976
In-process research and development	648,377	644,713
Goodwill	715,573	704,603
Investments	32,196	41,139
Other assets	38,299	5,756
Total assets	$2,721,990	$2,766,619
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$66,536	$53,360
Accrued expenses	176,300	197,955
Current portion of lines of credit and notes payable	16,112	11,981
Total current liabilities	258,948	263,296
2033 Senior Notes, net of discount	28,590	43,701
Deferred tax liabilities, net	118,799	165,331
Other long-term liabilities, principally deferred revenue, contingent consideration and line of credit	226,617	202,483
Total long-term liabilities	374,006	411,515
Total liabilities	632,954	674,811
Equity:
Common Stock - $0.01 par value, 750,000,000 shares authorized; 559,955,118 and 558,576,051 shares issued at September 30, 2017 and December 31, 2016, respectively	5,600	5,586
Treasury Stock - 549,907 and 586,760 shares at September 30, 2017 and December 31, 2016, respectively	(1,791)	(1,911)
Additional paid-in capital	2,883,026	2,845,096
Accumulated other comprehensive loss	(5,422)	(27,009)
Accumulated deficit	(792,377)	(729,954)
Total shareholders’ equity	2,089,036	2,091,808
Total liabilities and equity	$2,721,990	$2,766,619

The accompanying unaudited Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

OPKO Health, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except share and per share data)

	For the three months ended September 30,		For the nine months ended September 30,
	2017	2016	2017	2016
Revenues:
Revenue from services	$229,035	$259,025	$740,992	$777,559
Revenue from products	22,795	20,569	73,992	63,275
Revenue from transfer of intellectual property and other	11,665	18,441	58,819	105,338
Total revenues	263,495	298,035	873,803	946,172
Costs and expenses:
Cost of service revenue	135,203	138,554	419,070	417,121
Cost of product revenue	16,107	12,626	44,441	35,033
Selling, general and administrative	131,336	124,845	396,359	370,358
Research and development	32,329	24,424	90,944	83,594
Contingent consideration	(11,213)	3,093	(4,475)	15,604
Amortization of intangible assets	18,023	18,116	53,904	47,337
Total costs and expenses	321,785	321,658	1,000,243	969,047
Operating loss	(58,290)	(23,623)	(126,440)	(22,875)
Other income and (expense), net:
Interest income	249	163	634	341
Interest expense	(1,840)	(2,018)	(4,771)	(6,022)
Fair value changes of derivative instruments, net	(7,550)	(5,701)	1,969	(5,889)
Other income (expense), net	597	(2,972)	3,105	3,543
Other income and (expense), net	(8,544)	(10,528)	937	(8,027)
Loss before income taxes and investment losses	(66,834)	(34,151)	(125,503)	(30,902)
Income tax benefit	24,405	19,988	42,309	24,626
Net loss before investment losses	(42,429)	(14,163)	(83,194)	(6,276)
Loss from investments in investees	(4,013)	(814)	(11,771)	(5,147)
Net loss	$(46,442)	$(14,977)	$(94,965)	$(11,423)
Loss per share, basic and diluted:
Loss per share	$(0.08)	$(0.03)	$(0.17)	$(0.02)
Weighted average common shares outstanding, basic and diluted	559,405,309	552,229,266	559,065,232	548,550,641

The accompanying unaudited Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

OPKO Health, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)
(In thousands)

	For the three months ended September 30,		For the nine months ended September 30,
	2017	2016	2017	2016
Net loss	$(46,442)	$(14,977)	$(94,965)	$(11,423)
Other comprehensive income (loss), net of tax:
Change in foreign currency translation and other comprehensive income (loss)	8,557	2,796	21,646	5,306
Available for sale investments:
Change in unrealized loss, net of tax	(6)	449	(749)	(2,955)
Less: reclassification adjustments for losses included in net loss, net of tax	96	3,902	690	3,902
Comprehensive loss	$(37,795)	$(7,830)	$(73,378)	$(5,170)

The accompanying unaudited Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

OPKO Health, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	For the nine months ended September 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(94,965)	$(11,423)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	76,677	72,612
Non-cash interest	1,944	2,063
Amortization of deferred financing costs	168	175
Losses from investments in investees	11,771	5,147
Equity-based compensation – employees and non-employees	22,292	34,939
Realized loss (gain) on equity securities and disposal of fixed assets	(2,683)	943
Change in fair value of derivative instruments	(1,969)	5,889
Change in fair value of contingent consideration	(4,475)	15,604
Deferred income tax benefit	(46,366)	(30,982)
Changes in assets and liabilities, net of the effects of acquisitions:
Accounts receivable, net	(13,594)	(28,974)
Inventory, net	1,729	(2,726)
Other current assets and prepaid expenses	(2,857)	(24,310)
Other assets	(449)	(402)
Accounts payable	12,013	(16,141)
Foreign currency measurement	608	(433)
Deferred revenue	(42,142)	(56,256)
Accrued expenses and other liabilities	(11,892)	36,015
Net cash provided by (used in) operating activities	(94,190)	1,740
Cash flows from investing activities:
Investments in investees	(4,625)	(9,171)
Acquisition of businesses, net of cash	—	15,878
Purchase of marketable securities	(6)	(15,631)
Maturities of short-term marketable securities	—	15,634
Proceeds from the sale of property, plant and equipment	3,979	1,082
Acquisition of intangible assets	—	(5,000)
Capital expenditures	(32,061)	(17,015)
Net cash used in investing activities	(32,713)	(14,223)
Cash flows from financing activities:
Proceeds from the exercise of Common Stock options and warrants	1,916	6,112
Borrowings on lines of credit	75,544	15,816
Repayments of lines of credit	(20,643)	(58,901)
Net cash provided by (used in) financing activities	56,817	(36,973)
Effect of exchange rate changes on cash and cash equivalents	1,715	504
Net decrease in cash and cash equivalents	(68,371)	(48,952)
Cash and cash equivalents at beginning of period	168,733	193,598
Cash and cash equivalents at end of period	$100,362	$144,646
SUPPLEMENTAL INFORMATION:
Interest paid	$1,409	$2,519
Income taxes paid, net	$5,899	$8,045
Non-cash financing:
Shares issued upon the conversion of:
Common Stock options and warrants, surrendered in net exercise	$1,546	$350
Issuance of capital stock for contingent consideration settlement:
Transition Therapeutics, Inc.	$—	$58,530
OPKO Health Europe	$303	$313
OPKO Renal	$—	$25,986
Issuance of stock for investment in Xenetic	$—	$4,856

The accompanying unaudited Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

OPKO Health, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
NOTE 1 BUSINESS AND ORGANIZATION
We are a diversified healthcare company that seeks to establish industry-leading positions in large and rapidly growing medical markets. Our diagnostics business includes BioReference Laboratories, Inc. (“BioReference”), the nation’s third-largest clinical laboratory with a core genetic testing business and a 400-person sales and marketing team to drive growth and leverage new products, including the 4Kscore prostate cancer test and the Claros 1 in-office immunoassay platform (in development). Our pharmaceutical business features Rayaldee, an FDA-approved treatment for secondary hyperparathyroidism (“SHPT”) in adults with stage 3 or 4 chronic kidney disease (“CKD”) and vitamin D insufficiency and VARUBI™ for chemotherapy-induced nausea and vomiting (oral formulation launched by partner TESARO in November 2015 and IV formulation approved October 2017), OPK88003, a once or twice weekly oxyntomodulin for type 2 diabetes and obesity which is a clinically advanced drug candidate among the new class of GLP-1 glucagon receptor dual agonists (Phase 2b), and OPK88004, a selective androgen receptor modulator being developed for benign prostatic hyperplasia and other urologic and metabolic conditions. Our pharmaceutical business also features hGH-CTP, a once-weekly human growth hormone injection (in Phase 3 and partnered with Pfizer), and a once-daily Factor VIIa drug for hemophilia (Phase 2a). We are incorporated in Delaware and our principal executive offices are located in leased offices in Miami, Florida.
In August 2016, we completed the acquisition of Transition Therapeutics, Inc. (“Transition Therapeutics”), a clinical stage biotechnology company developing OPK88003, a once or twice weekly oxyntomodulin for type 2 diabetes and obesity, and OPK88004, a selective androgen receptor modulator for androgen deficiency indications.  Holders of Transition Therapeutics common stock received 6,431,899 shares of OPKO Common Stock. The transaction was valued at approximately $58.5 million, based on a closing price per share of our Common Stock of $9.10 as reported by NASDAQ on the closing date.
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
Our research and development activities are primarily performed at facilities in Miramar, FL, Woburn, MA, Waterford, Ireland, Kiryat Gat, Israel, and Barcelona, Spain.

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of presentation. The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring adjustments or otherwise disclosed herein) considered necessary to present fairly the Company’s results of operations, financial position and cash flows have been made. The results of operations and cash flows for the three and nine months ended September 30, 2017, are not necessarily indicative of the results of operations and cash flows that may be reported for the remainder of 2017 or any future periods. The unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2016.
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
Inventories. Inventories are valued at the lower of cost and net realizable value. Cost is determined by the first-in, first-out method. We consider such factors as the amount of inventory on hand, estimated time required to sell such inventories, remaining shelf-life, and current market conditions to determine whether inventories are stated at the lower of cost and net realizable value. Inventories at our diagnostics segment consist primarily of purchased laboratory supplies, which is used in our testing laboratories. Inventory obsolescence expense for the nine months ended September 30, 2017 and 2016 was $5.0 million and $0.2 million, respectively.
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
Goodwill and intangible assets. Goodwill represents the difference between the purchase price and the estimated fair value of the net assets acquired accounted for by the acquisition method of accounting and arose from our acquisitions. Refer to Note 4. Goodwill, in-process research and development (“IPR&D”) and other intangible assets acquired in business combinations, licensing and other transactions at both September 30, 2017 and December 31, 2016 was $2.1 billion.
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

We reclassified $187.6 million of IPR&D related to Rayaldee from In-process research and development to Intangible assets, net in our Condensed Consolidated Balance Sheets upon the FDA’s approval of Rayaldee in June 2016. The assets are being amortized on a straight-line basis over their estimated useful life of approximately 12 years.
We amortize intangible assets with definite lives on a straight-line basis over their estimated useful lives, ranging from 3 to 20 years. We use the straight-line method of amortization as there is no reliably determinable pattern in which the economic benefits of our intangible assets are consumed or otherwise used up. Amortization expense was $53.9 million and $47.3 million for the nine months ended September 30, 2017 and 2016, respectively.
Fair value measurements. The carrying amounts of our cash and cash equivalents, accounts receivable, accounts payable and short-term debt approximate their fair value due to the short-term maturities of these instruments. Investments that are considered available for sale as of September 30, 2017 and December 31, 2016 are carried at fair value. Our debt under the credit agreement with JPMorgan Chase Bank, N.A. approximates fair value due to the variable rate of interest.
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
Derivative financial instruments. We record derivative financial instruments on our Condensed Consolidated Balance Sheets at their fair value and recognize the changes in the fair value in our Condensed Consolidated Statements of Operations when they occur, the only exception being derivatives that qualify as hedges. For the derivative instrument to qualify as a hedge, we are required to meet strict hedge effectiveness and contemporaneous documentation requirements at the initiation of the hedge and assess the hedge effectiveness on an ongoing basis over the life of the hedge. At September 30, 2017 and December 31, 2016, our foreign currency forward contracts held to economically hedge inventory purchases did not meet the documentation requirements to be designated as hedges. Accordingly, we recognize all changes in the fair values of our derivatives instruments, net, in our Condensed Consolidated Statements of Operations. Refer to Note 9.
Property, plant and equipment. Property, plant and equipment are recorded at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets and includes amortization expense for assets capitalized under capital leases. The estimated useful lives by asset class are as follows: software - 3 years, machinery, medical and other equipment - 5-8 years, furniture and fixtures - 5-12 years, leasehold improvements - the lesser of their useful life or the lease term, buildings and improvements - 10-40 years, automobiles and aircraft - 3-15 years. Expenditures for repairs and maintenance are charged to expense as incurred. Depreciation expense was $22.7 million and $25.3 million for the nine months ended September 30, 2017 and 2016, respectively. Assets held under capital leases are included within Property, plant and equipment, net in our Condensed Consolidated Balance Sheets and are amortized over the shorter of their useful lives or the expected term of their related leases.
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

We operate in various countries and tax jurisdictions globally.  For interim reporting purposes, we record income taxes based on the expected annual effective income tax rate taking into consideration global forecasted tax results.  For the three and nine months ended September 30, 2017, the tax rate differed from the U.S. federal statutory rate of 35% primarily due to the relative mix in earnings and losses in the U.S. versus foreign tax jurisdictions, the impact of certain discrete tax events and operating results in tax jurisdictions which do not result in a tax benefit.
We periodically evaluate the realizability of our net deferred tax assets. Our tax accruals are analyzed periodically and adjustments are made as events occur to warrant such adjustment. On December 29, 2016, the Israeli Parliament reduced the standard corporate income tax rate from 25% to 24%, effective January 1, 2017 and 23% effective January 1, 2018. The new rates have been used in determining Income tax benefit in 2017.
Revenue recognition. Revenue for laboratory services is recognized at the time test results are reported, which approximates when services are provided. Services are provided to patients covered by various third-party payer programs including various managed care organizations, as well as the Medicare and Medicaid programs. Billings for services under third-party payer programs are included in revenue net of allowances for contractual discounts and allowances for differences between the amounts billed and estimated program payment amounts. Adjustments to the estimated payment amounts based on final settlement with the programs are recorded upon settlement as an adjustment to revenue. For the nine months ended September 30, 2017, approximately 31% of our revenues were derived directly from the Medicare and Medicaid programs.
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
We lack the experiential data which would allow us to estimate Sales Deductions and product returns. Therefore, as of September 30, 2017, we have determined that we do not yet meet the criteria for the recognition of revenue for shipments of Rayaldee at the time of shipment to Rayaldee Customers as allowances for Sales Deductions and product returns are not known or cannot be reasonably estimated. We will not recognize revenue upon shipment until such time as we can reasonably estimate and record provisions for Sales Deductions and product returns utilizing historical information and market research projections.
During the nine months ended September 30, 2017, we did not recognize any product revenues related to Rayaldee sales. Payments received from Rayaldee Customers in advance of recognition of revenue are recorded as deferred revenue included in Accrued expenses in our Condensed Consolidated Balance Sheets. The related deferred revenue balance as of September 30, 2017 was $6.5 million. The corresponding costs of product revenues for which we have not recognized product revenue have similarly not yet been reflected in our Condensed Consolidated Statements of Operations.
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
The assessment of our obligations and related performance periods requires significant management judgment. If an agreement contains research and development obligations, the relevant time period for the research and development phase is based on management estimates and could vary depending on the outcome of clinical trials and the regulatory approval process. Such changes could materially impact the revenue recognized, and as a result, management reviews the estimates related to the relevant time period of research and development on a periodic basis. For the three and nine months ended September 30, 2017, revenue from transfer of intellectual property includes $11.2 million and $46.5 million of revenue, respectively related to the Pfizer Transaction. For the three and nine months ended September 30, 2016, revenue from transfer of intellectual property includes $17.7 million and $53.0 million of revenue, respectively related to the Pfizer Transaction. Refer to Note 12.
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
Total deferred revenue included in Accrued expenses and Other long-term liabilities was $120.4 million and $162.4 million at September 30, 2017 and December 31, 2016, respectively. The deferred revenue balance at September 30, 2017 relates primarily to the Pfizer Transaction. Refer to Note 12.
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
While we have receivables due from federal and state governmental agencies, we do not believe that such receivables represent a credit risk since the related healthcare programs are funded by federal and state governments, and payment is primarily dependent upon submitting appropriate documentation. At September 30, 2017 and December 31, 2016, receivable balances (net of contractual adjustments) from Medicare and Medicaid were 22.0% and 22.9%, respectively, of our consolidated Accounts receivable, net.
The portion of our accounts receivable due from individual patients comprises the largest portion of credit risk. At September 30, 2017 and December 31, 2016, receivables due from patients represent approximately 2.4% and 4.1%, respectively, of our consolidated Accounts receivable, net.
We assess the collectability of accounts receivable balances by considering factors such as historical collection experience, customer credit worthiness, the age of accounts receivable balances, regulatory changes and current economic conditions and trends that may affect a customer’s ability to pay. Actual results could differ from those estimates. Our reported net income (loss) is directly affected by our estimate of the collectability of accounts receivable. The allowance for doubtful accounts was $57.6 million and $36.3 million at September 30, 2017 and December 31, 2016, respectively. The provision for bad debts for the nine months ended September 30, 2017 and 2016 was $78.3 million and $62.5 million, respectively.
Equity-based compensation. We measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is recognized in the Condensed Consolidated Statements of Operations over the period during which an employee is required to provide service in exchange for the award. We record excess tax benefits, realized from the exercise of stock options, as cash flows from operations. Equity-based compensation arrangements to non-employees are recorded at their fair value on the measurement date. The measurement of equity-based compensation to non-employees is subject to periodic adjustment as the underlying equity instruments vest. During the nine months ended September 30, 2017 and 2016, we recorded $22.3 million and $34.9 million, respectively, of equity-based compensation expense.
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
We have commenced our implementation analysis, including identification of revenue streams and reviews of customer contracts under ASU 2014-09’s framework. Our analysis includes reviewing current accounting policies and practices to identify potential differences that would result from applying the requirements under this new standard. The Company has reviewed certain contracts with its customers that the Company believes are representative of its revenue streams and continues to review additional contracts across its global business units. ASU 2014-09 requires increased disclosure which in turn is expected to require certain new processes. The determination of the impact of adoption of ASU 2014-09 on our financial condition, results of operations, cash flows and disclosures, is ongoing, and, as such, we have not yet concluded on a transition method and are not able to reasonably estimate the effect that the adoption of the new standard will have on our financial statements. Based on our preliminary assessment of this ASU, however, the majority of the amounts that were historically classified as provision for bad debts, primarily related to patient responsibility, will be considered an implicit price concession in determining net revenues. Accordingly, we will report uncollectible balances associated with individual patients as a reduction of the transaction price and therefore as a reduction in net revenues when historically these amounts were classified as provision for bad debts within Selling, general and administrative expenses.
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
NOTE 3 EARNINGS (LOSS) PER SHARE
Basic earnings (loss) per share is computed by dividing our net income (loss) by the weighted average number of shares outstanding during the period. For diluted earnings per share, the dilutive impact of stock options, warrants and, for periods in 2016, conversion options of the 2033 Senior Notes is determined by applying the “treasury stock” method. In the periods in which their effect would be antidilutive, no effect has been given to outstanding options, warrants or the potentially dilutive shares issuable pursuant to the 2033 Senior Notes (defined in Note 6) in the dilutive computation.
A total of 1,016,090 and 1,636,706 potential shares of Common Stock have been excluded from the calculation of diluted net loss per share for the three and nine months ended September 30, 2017, respectively, because their inclusion would be antidilutive. A full presentation of diluted earnings per share has not been provided because the required adjustments to the numerator and denominator resulted in diluted earnings per share equivalent to basic earnings per share.
During the three months ended September 30, 2017, no Common Stock options and Common Stock warrants to purchase shares of our Common Stock were exercised.
During the nine months ended September 30, 2017, 1,646,372 Common Stock options and Common Stock warrants to purchase shares of our Common Stock were exercised, resulting in the issuance of 1,373,515 shares of Common Stock. Of the 1,646,372 Common Stock options and Common Stock warrants exercised, 272,857 shares of Common Stock were surrendered in lieu of a cash payment via the net exercise feature of the agreements.
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

NOTE 4 COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS

(In thousands)	September 30, 2017	December 31, 2016
Accounts receivable, net:
Accounts receivable	$291,560	$256,552
Less: allowance for doubtful accounts	(57,644)	(36,268)
	$233,916	$220,284
Inventories, net:
Consumable supplies	$19,446	$23,448
Finished products	22,882	16,143
Work in-process	4,087	3,896
Raw materials	6,984	4,686
Less: inventory reserve	(6,445)	(945)
	$46,954	$47,228
Other current assets and prepaid expenses:
Taxes recoverable	17,581	16,187
Other receivables	12,318	13,021
Prepaid supplies	12,269	6,952
Prepaid insurance	3,276	3,688
Other	3,880	7,508
	$49,324	$47,356
Intangible assets, net:
Customer relationships	$447,699	$443,560
Technologies	340,861	340,397
Trade names	50,520	50,442
Licenses	23,518	23,506
Covenants not to compete	16,373	16,348
Product registrations	10,857	7,641
Other	5,742	5,289
Less: accumulated amortization	(181,018)	(123,207)
	$714,552	$763,976
Accrued expenses:
Deferred revenue	$52,403	$73,434
Employee benefits	46,237	43,792
Clinical trials	7,606	5,935
Taxes payable	4,590	4,430
Contingent consideration	2,011	259
Capital leases short-term	3,483	3,025
Milestone payment	9,819	4,865
Professional fees	2,584	4,035
Other	47,567	58,180
	$176,300	$197,955

(In thousands)	September 30, 2017	December 31, 2016
Other long-term liabilities:
Deferred revenue	$68,011	$89,016
Line of credit	93,311	38,809
Contingent consideration	38,290	44,817
Mortgages and other debts payable	1,162	717
Capital leases long-term	8,435	7,216
Other	17,408	21,908
	$226,617	$202,483
All of the intangible assets and goodwill acquired relate to our acquisitions of principally OPKO Renal, OPKO Biologics, EirGen Pharma Limited (“EirGen”) and BioReference. We do not anticipate capitalizing the cost of product registration renewals, rather we expect to expense these costs, as incurred. Our goodwill is not tax deductible for income tax purposes in any jurisdiction we operate in.
At September 30, 2017, the changes in value of the intangible assets and goodwill are primarily due to foreign currency fluctuations between the Chilean Peso, the Euro and the Shekel against the U.S. dollar.
The following table summarizes the changes in Goodwill during the nine months ended September 30, 2017.

	2017
(In thousands)	Balance at January 1	Foreign exchange and other	Balance at September 30th
Pharmaceuticals
CURNA	$4,827	$—	$4,827
EirGen	78,358	9,639	87,997
FineTech	11,698	—	11,698
OPKO Chile	4,785	217	5,002
OPKO Biologics	139,784	—	139,784
OPKO Health Europe	6,936	853	7,789
OPKO Renal	2,069	—	2,069
Transition Therapeutics	3,360	261	3,621

Diagnostics
BioReference	401,821	—	401,821
OPKO Diagnostics	17,977	—	17,977
OPKO Lab	32,988	—	32,988
	$704,603	$10,970	$715,573

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
The following table summarizes the purchase price allocation and the fair value of the net assets acquired and liabilities assumed at the date of acquisition:

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
Investments
The following table reflects the accounting method, carrying value and underlying equity in net assets of our unconsolidated investments as of September 30, 2017:

(in thousands)
Investment type	Investment Carrying Value	Underlying Equity in Net Assets
Equity method investments	$24,101	$23,910
Variable interest entity, equity method	361	—
Available for sale investments	3,108
Cost method investment	2,606
Warrants and options	2,020
Total carrying value of investments	$32,196
Equity method investments
Our equity method investments consist of investments in Pharmsynthez (ownership 9%), Cocrystal Pharma, Inc. (“COCP”) (9%), Sevion Therapeutics, Inc. (“Sevion”) (31%), Non-Invasive Monitoring Systems, Inc. (“NIMS”) (1%), Neovasc (4%), VBI Vaccines Inc. (“VBI”) (15%), InCellDx, Inc. (28%), BioCardia, Inc. (“BioCardia”) (5%), and Xenetic Biosciences, Inc. (“Xenetic”) (4%). The total assets, liabilities, and net losses of our equity method investees as of and for the nine months ended September 30, 2017 were $415.4 million, $(203.2) million, and $(106.1) million, respectively. We have determined that we and/or our related parties can significantly influence the success of our equity method investments through our board representation and/or voting power. Accordingly, we account for our investment in these entities under the equity method and record our proportionate share of their losses in Loss from investments in investees in our Condensed Consolidated Statements of Operations. The aggregate value of our equity method investments based on the quoted market price of their common stock and the number of shares held by us as of September 30, 2017 is $67.4 million.
Available for sale investments
Our available for sale investments consist of investments in RXi Pharmaceuticals Corporation (“RXi”) (ownership 2%), ChromaDex Corporation (1%), MabVax Therapeutics Holdings, Inc. (“MabVax”) (4%), and ARNO Therapeutics, Inc. (“ARNO”) (5%). We have determined that our ownership, along with that of our related parties, does not provide us with significant influence over the operations of our available for sale investments. Accordingly, we account for our investment in these entities as available for sale, and we record changes in these investments as an unrealized gain or loss in Other comprehensive income (loss) each reporting period.
Based on our evaluation of the value of our investment in Xenetic, including Xenetic’s decreasing stock price during the nine months ended September 30, 2017, we determined that the decline in fair value of our Xenetic common shares was other-than-temporary and recorded an impairment charge of $0.6 million in Other income (expense), net in our Condensed Consolidated Statements of Operations for the nine months ended September 30, 2017 to write our investment in Xenetic down to its fair value as of September 30, 2017.
Based on our evaluation of the value of our investments in Xenetic and RXi, including their decreasing stock price during the nine months ended September 30, 2016, we determined that the decline in fair value of our common shares in Xenetic and RXi was other-than-temporary and recorded an impairment charge of $3.9 million in Other income (expense), net in our Condensed Consolidated Statements of Operations for the nine months ended September 30, 2016 to write our investments in Xenetic and RXi down to their respective fair values as of September 30, 2016.
Cost method investments
Our cost method investments consist primarily of our investment in Eloxx Pharmaceuticals (“Eloxx”) (ownership 3%). Investments for which it is not practical to estimate fair value and with which we do not have significant influence, are accounted for as cost method investments.
Sales of investments
Gains (losses) included in earnings from sales of our investments are recorded in Other income (expense), net in our Condensed Consolidated Statements of Operations. We did not have any such activity in the nine months ended September 30, 2017 and 2016. The cost of securities sold is based on the specific identification method.
Warrants and options
In addition to our equity method investments and available for sale investments, we hold options to purchase 1.0 million additional shares of Neovasc, which are fully vested as of September 30, 2017, options to purchase 5.0 million additional shares of BioCardia, none of which are vested as of September 30, 2017, and 1.0 million, 0.3 million, 0.2 million, 0.7 million, 0.5 million and 0.2 million of warrants to purchase additional shares of COCP, Sevion, MabVax, InCellDx, Inc., Xenetic and RXi, respectively. We recorded the changes in the fair value of the options and warrants in Fair value changes of derivative instruments, net in our Condensed Consolidated Statements of Operations. We also recorded the fair value of the options and warrants in Investments, net in our Condensed Consolidated Balance Sheets. See further discussion of the Company’s options and warrants in Note 8 and Note 9.
Investments in variable interest entities

We have determined that we hold variable interests in Zebra Biologics, Inc. (“Zebra”). We made this determination as a result of our assessment that Zebra does not have sufficient resources to carry out its principal activities without additional financial support.
We own 1,260,000 shares of Zebra Series A-2 Preferred Stock and 900,000 shares of Zebra restricted common stock (ownership 29% at September 30, 2017). Zebra is a privately held biotechnology company focused on the discovery and development of biosuperior antibody therapeutics and complex drugs. Dr. Richard Lerner, M.D., a member of our Board of Directors, is a founder of Zebra and, along with Dr. Frost, serves as a member of Zebra’s Board of Directors.
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
Other
In March 2016, we entered into an agreement with Relative Core pursuant to which we delivered $5.0 million cash to Relative Core in exchange for a $5.0 million promissory note (“Relative Note”) which bears interest at 10% and is due in 2018. The Relative Note is secured by 122,446 shares of common stock of Xenetic and 494,462 shares of OPKO common stock. We recorded the Relative Note within Other current assets and prepaid expenses in our Condensed Consolidated Balance Sheets.

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
The following table sets forth information related to the 2033 Senior Notes which is included our Condensed Consolidated Balance Sheets as of September 30, 2017:

(In thousands)	Embedded conversion option	2033 Senior Notes	Discount	Debt Issuance Cost	Total
Balance at December 31, 2016	$16,736	$31,850	$(4,612)	$(273)	$43,701
Amortization of debt discount and debt issuance costs	—	—	1,514	111	1,625
Change in fair value of embedded derivative	(3,185)	—	—	—	(3,185)
Reclassification of embedded derivatives to equity	(13,551)	—	—	—	(13,551)
Balance at September 30, 2017	$—	$31,850	$(3,098)	$(162)	$28,590
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
The terms of the 2033 Senior Notes, include, among others: (i) rights to convert into shares of our Common Stock, including upon a fundamental change; and (ii) a coupon make-whole payment in the event of a conversion by the holders of the 2033 Senior Notes on or after February 1, 2017 but prior to February 1, 2019. We determined that these specific terms were considered to be embedded derivatives. Embedded derivatives are required to be separated from the host contract, the 2033 Senior Notes, and carried at fair value when: (a) the embedded derivative possesses economic characteristics that are not clearly and closely related to the economic characteristics of the host contract; and (b) a separate, stand-alone instrument with the same terms would qualify as a derivative instrument. We concluded that the embedded derivatives within the 2033 Senior Notes meet these criteria for periods prior to February 1, 2017 and, as such, were valued separate and apart from the 2033 Senior Notes and recorded at fair value each reporting period.
For accounting and financial reporting purposes, prior to 2017 we combined these embedded derivatives and valued them together as one unit of accounting.
On February 1, 2017, certain terms of the embedded derivatives expired pursuant to the original agreement and we determined that the embedded derivatives no longer met the criteria to be separated from the host contract and, as a result, the embedded derivatives are no longer required to be valued separate and apart from the 2033 Senior Notes and are not required to be measured at fair value subsequent to February 1, 2017.
The change in derivative income for the period from January 1, 2017 to February 1, 2017 related to the embedded derivatives was $3.2 million and the fair value at that date was $13.6 million. For financial reporting purposes, we had remeasured the embedded derivatives subsequent to February 1, 2017 and recorded derivative income of $4.9 million and $5.1 million for the three months ended March 31, 2017 and June 30, 2017, respectively. In the three and nine months ended September 30, 2017, we reversed aggregate derivative income of $6.8 million to correct the derivative to its value as of February 1, 2017. The adjustment of previously recorded derivative income for the three months ended March 31, 2017 and June 30, 2017 were not significant to those previous periods and increased our basic loss per share by $(0.01) for the three months ended September 30, 2017 in the consolidated statements of operations. In addition, because the embedded derivatives are no longer required to be accounted for separately each period, in September 2017 the embedded derivative fair value of $13.6 million as of February 1, 2017 was reclassified to additional paid in capital.
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
Through February 1, 2017, we used a binomial lattice model in order to estimate the fair value of the embedded derivative in the 2033 Senior Notes. A binomial lattice model generates two probable outcomes — one up and another down —arising at each point in time, starting from the date of valuation until the maturity date. A lattice model was initially used to determine if the 2033 Senior Notes would be converted, called or held at each decision point. Within the lattice model, the following assumptions are made: (i) the 2033 Senior Notes will be converted early if the conversion value is greater than the holding value; or (ii) the 2033 Senior Notes will be called if the holding value is greater than both (a) the redemption price (as defined in the Indenture) and (b) the conversion value plus the coupon make-whole payment at the time. If the 2033 Senior Notes are called, then the holders will maximize their value by finding the optimal decision between (1) redeeming at the redemption price and (2) converting the 2033 Senior Notes.
Using this lattice model, we had valued the embedded derivatives using the “with-and-without method,” where the value of the 2033 Senior Notes including the embedded derivatives is defined as the “with,” and the value of the 2033 Senior Notes excluding the embedded derivatives is defined as the “without.” This method estimated the value of the embedded derivatives by looking at the difference in the values between the 2033 Senior Notes with the embedded derivatives and the value of the 2033 Senior Notes without the embedded derivatives.
The lattice model requires the following inputs: (i) price of our Common Stock; (ii) Conversion Rate (as defined in the Indenture); (iii) Conversion Price (as defined in the Indenture); (iv) maturity date; (v) risk-free interest rate; (vi) estimated stock volatility; and (vii) estimated credit spread for the Company.

The following table sets forth the inputs to the lattice model used to value the embedded derivative as of February 1, 2017:

February 1, 2017
Stock price	$8.63
Conversion Rate	141.4827
Conversion Price	$7.07
Maturity date	February 1, 2033
Risk-free interest rate	1.22%
Estimated stock volatility	49%
Estimated credit spread	761 basis points

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

At BioReference’s option, borrowings under the Credit Agreement (other than swingline loans) will bear interest at (i) the CB floating rate (defined as the higher of (a) the prime rate and (b) the LIBOR rate (adjusted for statutory reserve requirements for Eurocurrency liabilities) for an interest period of one month plus 2.50%) plus an applicable margin of 0.35% for the first 12 months and 0.50% thereafter or (ii) the LIBOR rate (adjusted for statutory reserve requirements for Eurocurrency liabilities) plus an applicable margin of 1.35% for the first 12 months and 1.50% thereafter. Swingline loans will bear interest at the CB floating rate plus the applicable margin. The Credit Agreement also calls for other customary fees and charges, including an unused commitment fee of 0.50% of the lending commitments.

On March 17, 2017, BioReference and certain of its subsidiaries entered into Amendment No. 3 to Credit Agreement, which amended the Credit Agreement to permit BioReference and its subsidiaries to dividend cash to the Company in the form of an intercompany loan, in an aggregate amount not to exceed $55,000,000. On August 7, 2017, BioReference and certain of its subsidiaries entered into Amendment No. 4 to Credit Agreement, which amended the Credit Agreement to permit BioReference and its subsidiaries to dividend cash to the Company in the form of an additional intercompany loan, in an aggregate amount not to exceed $35,000,000. The other terms of the Credit Agreement remain unchanged.

The Credit Agreement contains customary covenants and restrictions, including, without limitation, covenants that require BioReference and its subsidiaries to maintain a minimum fixed charge coverage ratio if availability under the new credit facility falls below a specified amount and to comply with laws and restrictions on the ability of BioReference and its subsidiaries to incur additional indebtedness or to pay dividends and make certain other distributions to the Company, subject to certain exceptions as specified therein. Failure to comply with these covenants would constitute an event of default under the Credit Agreement, notwithstanding the ability of BioReference to meet its debt service obligations. The Credit Agreement also includes various customary remedies for the lenders following an event of default, including the acceleration of repayment of outstanding amounts under the Credit Agreement and execution upon the collateral securing obligations under the Credit Agreement. Substantially all the assets of BioReference and its subsidiaries are restricted from sale, transfer, lease, disposal or distributions to the Company, subject to certain exceptions. BioReference and its subsidiaries net assets as of September 30, 2017 were approximately $1.0 billion, which includes goodwill of $401.8 million and intangible assets of $457.0 million.

In addition to the Credit Agreement with CB, we have line of credit agreements with eleven other financial institutions as of September 30, 2017 and ten other financial institutions as of December 31, 2016 in United States, Chile and Spain. These lines of credit are used primarily as a source of working capital for inventory purchases.
The following table summarizes the amounts outstanding under the Bio Reference, Chilean and Spanish lines of credit:

(Dollars in thousands)			Balance Outstanding
Lender	Interest rate on borrowings at September 30, 2017	Credit line capacity	September 30, 2017	December 31, 2016
JPMorgan Chase	3.36%	$175,000	$93,311	$38,809
Itau Bank	5.50%	1,810	374	419
Bank of Chile	6.60%	3,800	2,687	1,619
BICE Bank	5.50%	2,500	1,720	1,538
BBVA Bank	5.50%	3,250	2,164	1,063
Estado Bank	5.50%	3,500	2,559	1,870
Santander Bank	5.50%	4,500	2,133	1,196
Scotiabank	5.00%	1,800	986	789
Corpbanca	5.00%	—	—	18
Banco Bilbao Vizcaya	2.90%	295	—	—
Santander Bank	2.67%	354	—	—
Total		$196,809	$105,934	$47,321
At September 30, 2017 and December 31, 2016, the weighted average interest rate on our lines of credit was approximately 4.5% and 4.7%, respectively.
At September 30, 2017 and December 31, 2016, we had notes payable and other debt (excluding the 2033 Senior Notes, the Credit Agreement and amounts outstanding under lines of credit) as follows:

(In thousands)	September 30, 2017	December 31, 2016
Current portion of notes payable	$3,726	$3,681
Other long-term liabilities	2,085	2,090
Total	$5,811	$5,771
The notes and other debt mature at various dates ranging from 2017 through 2024 bearing variable interest rates from 1.8% up to 6.3%. The weighted average interest rate on the notes and other debt at September 30, 2017 and December 31, 2016, was 2.9% and 3.2%, respectively. The notes payable are secured by our office space in Barcelona.

NOTE 7 ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
For the nine months ended September 30, 2017, changes in Accumulated other comprehensive income (loss), net of tax, were as follows:

(In thousands)	Foreign currency	Unrealized gain (loss) in Accumulated OCI	Total
Balance at December 31, 2016	$(28,128)	$1,119	$(27,009)
Other comprehensive income (loss) before reclassifications	21,646	(749)	20,897
Reclassification adjustments for losses included in net loss, net of tax		690	690
Net other comprehensive income (loss)	21,646	(59)	21,587
Balance at September 30, 2017	$(6,482)	$1,060	$(5,422)
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
A summary of our investments classified as available for sale and carried at fair value, is as follows:

	As of September 30, 2017
(In thousands)	Amortized Cost	Gross unrealized gains in Accumulated OCI	Gross unrealized losses in Accumulated OCI	Fair value
Common stock investments, available for sale	$2,048	$1,308	$(248)	$3,108
Total assets	$2,048	$1,308	$(248)	$3,108

	As of December 31, 2016
(In thousands)	Amortized Cost	Gross unrealized gains in Accumulated OCI	Gross unrealized losses in Accumulated OCI	Fair value
Common stock investments, available for sale	$3,409	$1,313	$(194)	$4,528
Total assets	$3,409	$1,313	$(194)	$4,528
Any future fluctuation in fair value related to our available for sale investments that is judged to be temporary, and any recoveries of previous temporary write-downs, will be recorded in Accumulated other comprehensive income (loss). If we determine that any future valuation adjustment was other-than-temporary, we will record a loss during the period such determination is made.
As of September 30, 2017, we have money market funds that qualify as cash equivalents, forward foreign currency exchange contracts for inventory purchases (refer to Note 9) and contingent consideration related to the acquisitions of CURNA, OPKO Diagnostics and OPKO Renal that are required to be measured at fair value on a recurring basis. In addition, in connection with our investment and our consulting agreements with Neovasc and BioCardia, we record the related Neovasc and BioCardia options at fair value as well as the warrants from COCP, Sevion, MabVax, InCellDx, Inc., Xenetic and RXi.

Our financial assets and liabilities measured at fair value on a recurring basis are as follows:

	Fair value measurements as of September 30, 2017
(In thousands)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Assets:
Money market funds	$12,621	$—	$—	$12,621
Common stock investments, available for sale	3,108	—	—	3,108
Common stock options/warrants	—	2,020	—	2,020
Total assets	$15,729	$2,020	$—	$17,749
Liabilities:
Forward contracts	—	264	—	264
Contingent consideration	—	—	40,301	40,301
Total liabilities	$—	$264	$40,301	$40,565

	Fair value measurements as of December 31, 2016
(In thousands)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Assets:
Money market funds	$5,314	$—	$—	$5,314
Common stock investments, available for sale	4,528	—	—	4,528
Common stock options/warrants	—	4,017	—	4,017
Forward contracts	—	39	—	39
Total assets	$9,842	$4,056	$—	$13,898
Liabilities:
Embedded conversion option	$—	$—	$16,736	$16,736
Contingent consideration	—	—	45,076	45,076
Total liabilities	$—	$—	$61,812	$61,812
The carrying amount and estimated fair value of our 2033 Senior Notes with the embedded conversion option, as well as the applicable fair value hierarchy tiers, are contained in the table below. The fair value of the 2033 Senior Notes is determined using a binomial lattice approach in order to estimate the fair value of the embedded derivative in the 2033 Senior Notes. Refer to Note 6.

	September 30, 2017
(In thousands)	Carrying Value	Total Fair Value	Level 1	Level 2	Level 3
2033 Senior Notes	$28,590	$37,011	$—	$—	$37,011
There have been no transfers between Level 1 and Level 2 and no transfers to or from Level 3 of the fair value hierarchy.
As of September 30, 2017 and December 31, 2016, the carrying value of our other financial instrument assets and liabilities approximates their fair value due to their short-term nature or variable rate of interest.
The following table reconciles the beginning and ending balances of our Level 3 assets and liabilities as of September 30, 2017:

	September 30, 2017
(In thousands)	Contingent consideration	Embedded conversion option
Balance at December 31, 2016	$45,076	$16,736
Total losses for the period:
Included in results of operations	(4,475)	(3,185)
Foreign currency impact	3	—
Payments	(303)	—
Reclassification of embedded derivatives to equity	—	(13,551)
Balance at September 30, 2017	$40,301	$—
The estimated fair values of our financial instruments have been determined by using available market information and what we believe to be appropriate valuation methodologies. We use the following methods and assumptions in estimating fair value:
Contingent consideration – We estimate the fair value of the contingent consideration utilizing a discounted cash flow model for the expected payments based on estimated timing and expected revenues. We use several discount rates depending on each type of contingent consideration related to OPKO Diagnostics, CURNA and OPKO Renal transactions. If estimated future sales were to decrease by 10%, the contingent consideration related to OPKO Renal, which represents the majority of our contingent consideration liability, would decrease by $2.4 million. As of September 30, 2017, of the $40.3 million of contingent consideration, $2.0 million is recorded in Accrued expenses and $38.3 million is recorded in Other long-term liabilities. As of December 31, 2016, of the $45.1 million of contingent consideration, $0.3 million is recorded in Accrued expenses and $44.8 million is recorded in Other long-term liabilities.

NOTE 9 DERIVATIVE CONTRACTS
The following table summarizes the fair values and the presentation of our derivative financial instruments in the Condensed Consolidated Balance Sheets:

(In thousands)	Balance Sheet Component	September 30, 2017	December 31, 2016
Derivative financial instruments:
Common Stock options/warrants	Investments, net	$2,020	$4,017
Embedded conversion option	2033 Senior Notes, net of discount and estimated fair value of embedded derivatives	$—	$(16,736)
Forward contracts	Unrealized gains on forward contracts are recorded in Other current assets and prepaid expenses. Unrealized (losses) on forward contracts are recorded in Accrued expenses.	$(264)	$39
We enter into foreign currency forward exchange contracts to cover the risk of exposure to exchange rate differences arising from inventory purchases on letters of credit. Under these forward contracts, for any rate above or below the fixed rate, we receive or pay the difference between the spot rate and the fixed rate for the given amount at the settlement date.
To qualify the derivative instrument as a hedge, we are required to meet strict hedge effectiveness and contemporaneous documentation requirements at the initiation of the hedge and assess the hedge effectiveness on an ongoing basis over the life of the hedge. At September 30, 2017 and December 31, 2016, our derivative financial instruments do not meet the documentation requirements to be designated as hedges. Accordingly, we recognize the changes in Fair value of derivative instruments, net in our Condensed Consolidated Statements of Operations. The following table summarizes the losses and gains recorded for the nine months ended September 30, 2017 and 2016:

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2017	2016	2017	2016
Derivative gain (loss):
Common Stock options/warrants	$(342)	$(12)	$(854)	$(4,728)
2033 Senior Notes	(6,829)	(5,795)	3,185	(1,061)
Forward contracts	(379)	106	(362)	(100)
Total	$(7,550)	$(5,701)	$1,969	$(5,889)

NOTE 10 RELATED PARTY TRANSACTIONS
We hold investments in Zebra (ownership 29%), Sevion (31%), Neovasc (4%), ChromaDex Corporation (1%), MabVax (4%), COCP (9%) ARNO (5%), NIMS (1%), BioCardia (5%) and Eloxx (3%). These investments were considered related party transactions as a result of our executive management’s ownership interests and/or board representation in these entities. See further discussion of our investments in Note 5.
In June 2017, we invested $1.5 million in Eloxx for 99,915 Preferred C Shares and in July 2017, we invested an additional $1.5 million in Sevion for 10,000,000 shares of Sevion common stock. An entity controlled by Dr. Frost also made in investment in Eloxx and committed to investing additional funds in Sevion by December 31, 2017. Sevion and Eloxx entered into an acquisition agreement on May 31, 2017 under which Eloxx will become a wholly owned subsidiary of Sevion. Upon completion of the transaction, Sevion will change its name to Eloxx Pharmaceuticals, Inc. Previously, in November 2016, we made a $0.2 million loan to Sevion, and in February 2017, we entered into an agreement with Sevion pursuant to which we delivered $0.3 million cash to Sevion in exchange for a promissory note. The loan and promissory note were converted into 4.1 million shares of Sevion common stock in August 2017. In September 2017, we converted 66,667 shares of Series C Preferred Stock of Sevion into 1,250,006 shares of common stock. The agreements with Sevion were considered related party transactions as a result of our executive management’s ownership interests and board representation in Sevion.
In July 2017, we invested an additional $0.1 million in MabVax for 152,143 shares of common stock and in May 2017, we invested an additional $0.5 million in MabVax for 285,714 shares of Series G Preferred Stock and 322,820 shares of Series I Preferred Stock. We had also invested an additional $1.0 million in MabVax in August 2016 for 207,900 shares of its common stock and warrants to purchase 415,800 shares of its common stock.
In April 2017, we invested an additional $1.0 million in COCP for 4,166,667 shares of its common stock, and in August 2016, we had invested an additional $2.0 million in COCP for 4,878,050 shares of its common stock.
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
Our wholly-owned subsidiary, BioReference, purchases and uses certain products acquired from InCellDx, Inc., a company in which we hold a 28% minority interest.
We reimburse Dr. Frost for Company-related use by Dr. Frost and our other executives of an airplane owned by a company that is beneficially owned by Dr. Frost. We reimburse Dr. Frost for out-of-pocket operating costs for the use of the airplane by Dr. Frost or Company executives for Company-related business. We do not reimburse Dr. Frost for personal use of the airplane by Dr. Frost or any other executive. For the three and nine months ended September 30, 2017, we recognized approximately $168 thousand and $309 thousand, respectively, for Company-related travel by Dr. Frost and other OPKO executives. For the three and nine months ended September 30, 2016, we recognized approximately $154 thousand and $274 thousand, respectively, for Company-related travel by Dr. Frost and other OPKO executives.

NOTE 11 COMMITMENTS AND CONTINGENCIES
In connection with our acquisitions of CURNA, OPKO Diagnostics and OPKO Renal, we agreed to pay future consideration to the sellers upon the achievement of certain events. As a result, as of September 30, 2017, we recorded $40.3 million as contingent consideration, with $2.0 million recorded within Accrued expenses and $38.3 million recorded within Other long-term liabilities in the accompanying Condensed Consolidated Balance Sheets. Refer to Note 4.
In August 2017, we entered into a Commitment Letter (the “Commitment Letter”) with Veterans Accountable Care Group, LLC (“VACG”) in connection with submission of a bid by its affiliate, the Veterans Accountable Care Organization, LLC (“VACO”) in response to a request for proposal (“RFP”) from the Veterans Health Administration (“VA”) regarding its Community Care Network. If VACO is successful in its bid, we will acquire a fifteen percent (15%) membership interest in VACO. In addition, BioReference, our wholly-owned subsidiary, will provide laboratory services for the Community Care Network, a region which currently includes approximately 2,133,000 veterans in the states of Massachusetts, Maine, New Hampshire, Vermont, New York, Pennsylvania, New Jersey, Rhode Island, Connecticut, Maryland, Virginia, West Virginia, and North Carolina.
Pursuant to the Commitment Letter, we committed to provide, or to arrange from a third party lender, a line of credit for VACG in the amount of $50.0 million (the “Facility”). Funds drawn under the Facility would be contributed by VACG to VACO in order to satisfy the financial stability requirement of VACO in connection with its submission of the RFP. VACG would not be permitted to draw down on the Facility unless and until the VHA awards a contract to VACO. The Facility would have a maturity of five (5) years. Interest on the Facility would be payable at a rate equal to six and one-half percent (6.5%) per annum, payable quarterly in arrears.
We currently anticipate that a decision by the VHA with respect to the RFP will occur during the fourth quarter of 2017, although there can be no assurance that a decision will be made by such time or that, if made, such decision will not be challenged by participants in the RFP process or otherwise.
The Facility is subject to the negotiation of definitive documentation conditions customary for transactions of such type and otherwise acceptable to VACG and the lender under the Facility.
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
We have employment agreements with certain executives of BioReference which provide for compensation and certain other benefits and for severance payments under certain circumstances. During the nine months ended September 30, 2017 and 2016, we recognized $3.7 million and $17.9 million, respectively, of severance costs pursuant to these employment agreements as a component of Selling, general and administrative expense.
At September 30, 2017, we were committed to make future purchases for inventory and other items in 2017 that occur in the ordinary course of business under various purchase arrangements with fixed purchase provisions aggregating $106.6 million.
NOTE 12 STRATEGIC ALLIANCES
Vifor Fresenius Medical Care Renal Pharma Ltd
We plan to develop a portfolio of product candidates through a combination of internal development and external partnerships. In May 2016, EirGen, our wholly-owned subsidiary, and Vifor Fresenius Medical Care Renal Pharma Ltd (“VFMCRP”), entered into a Development and License Agreement (the “VFMCRP Agreement”) for the development and commercialization of Rayaldee (the “Product”) worldwide, except for (i) the United States, (ii) any country in Central America or South America (excluding Mexico), (iii) Russia, (iv) China, (v) Japan, (vi) Ukraine, (vii) Belorussia, (viii) Azerbaijan, (ix) Kazakhstan, and (x) Taiwan (the “VFMCRP Territory”). The license to VFMCRP potentially covers all therapeutic and prophylactic uses of the Product in human patients (the “VFMCRP Field”), provided that initially the license is for the use of the Product for the treatment or prevention of SHPT related to patients with stage 3 or 4 chronic kidney disease and vitamin D insufficiency/deficiency (the “VFMCRP Initial Indication”).
Under the terms of the VFMCRP Agreement, EirGen granted to VFMCRP an exclusive license in the VFMCRP Territory in the VFMCRP Field to use certain EirGen patents and technology to make, have made, use, sell, offer for sale, and import Products and to develop, commercialize, have commercialized, and otherwise exploit the Product. EirGen received a non-refundable and non-creditable initial payment of $50 million. EirGen is also eligible to receive up to an additional $37 million in regulatory milestones (“Regulatory Milestones”) and $195 million in launch and sales-based milestones (“Sales Milestones”), and will receive tiered royalties on sales of the product at percentage rates that range from the mid-teens to the mid-twenties or a minimum royalty, whichever is greater, upon the commencement of sales of the Product within the VFMCRP Territory and in the VFMCRP Field.
As part of the arrangement, the companies will share responsibility for the conduct of trials specified within an agreed-upon development plan, with each company leading certain activities within the plan. EirGen will lead the manufacturing activities within and outside the VFMCRP Territory and the commercialization activities outside the VFMCRP Territory and outside the VFMCRP Field in the VFMCRP Territory and VFMCRP will lead the commercialization activities in the VFMCRP Territory and the VFMCRP Field. For the initial development plan, the companies have agreed to certain cost sharing arrangements. VFMCRP will be responsible for all other development costs that VFMCRP considers necessary to develop the Product for the use of the Product for the VFMCRP Initial Indication in the VFMCRP Territory in the VFMCRP Field except as otherwise provided in the VFMCRP Agreement.
The VFMCRP Agreement will remain in effect with respect to the Product in each country of the VFMCRP Territory, on a country by country basis, until the date on which VFMCRP shall have no further payment obligations to EirGen under the terms of the VFMCRP Agreement, unless earlier terminated pursuant to the VFMCRP Agreement. VFMCRP’s royalty obligations expire on a country-by-country and product-by-product basis on the later of (i) expiration of the last to expire valid claim covering the Product sold in such country, (ii) expiration of all regulatory and data exclusivity applicable to the Product in the country of sale, and (iii) ten (10) years after the Product first commercial sale in such country. In addition to termination rights for material breach and bankruptcy, VFMCRP is permitted to terminate the VFMCRP Agreement in its entirety, or with respect to one or more countries in the VFMCRP Territory, after a specified notice period, provided that VFMCRP shall not have the right to terminate the VFMCRP Agreement with respect to certain major countries without terminating the entire VFMCRP Agreement. If the VFMCRP Agreement is terminated by EirGen or VFMCRP, provision has been made for transition of product and product responsibilities to EirGen.
In connection with the VFMCRP Agreement, the parties entered into a letter agreement (the “Letter Agreement”) pursuant to which EirGen granted to VFMCRP an exclusive option (the “Option”) to acquire an exclusive license under certain EirGen patents and technology to use, import, offer for sale, sell, distribute and commercialize the Product in the United States solely for the treatment of secondary hyperparathyroidism in dialysis patients with chronic kidney disease and vitamin D insufficiency (the “Dialysis Indication”). Upon exercise of the Option, VFMCRP will reimburse EirGen for all of the development costs incurred by EirGen with respect to the Product for the Dialysis Indication in the United States. VFMCRP would also pay EirGen up to an additional aggregate amount of $555 million upon the achievement of certain milestones and would be obligated to pay royalties at percentage rates that range from the mid-teens to the mid-twenties on sales of the Product in the United States for the Dialysis Indication.
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
For revenue recognition purposes, we evaluated the various agreements with VFMCRP to determine whether there were multiple deliverables in the arrangement. The VFMCRP Agreement provides for the following: (1) an exclusive license in the VFMCRP Territory in the VFMCRP Field to use certain patents and technology to make, have made, use, sell, offer for sale, and import Products and to develop, commercialize, have commercialized, and otherwise exploit the Product; (2) EirGen will supply Products to support the development, sale and commercialization of the Products to VFMCRP in the VFMCRP Territory (the “Manufacturing Services”); and (3) the Option to acquire an exclusive license under certain EirGen patents and technology to use, import, offer for sale, sell, distribute and commercialize the Product in the United States solely for the Dialysis Indication. Based on our evaluation, the exclusive license is the only deliverable at the outset of the arrangement. We concluded the Manufacturing Services were a contingent deliverable dependent on the future regulatory and commercial action by VFMCRP and the Option was substantive and not considered a deliverable under the license arrangement.
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
For revenue recognition purposes, we viewed the Pfizer Transaction as a multiple-element arrangement. Multiple-element arrangements are analyzed to determine whether the various performance obligations, or elements, can be separated or whether they must be accounted for as a single unit of accounting. We evaluated whether a delivered element under an arrangement has standalone value and qualifies for treatment as a separate unit of accounting. Deliverables that do not meet these criteria are not evaluated separately for the purpose of revenue recognition. For a single unit of accounting, payments received are recognized in a manner consistent with the final deliverable. We determined that the deliverables under the Pfizer Transaction, including the licenses granted to Pfizer, as well as our obligations to provide various research and development services, will be accounted for as a single unit of account. This determination was made because the ongoing research and development services to be provided by us are essential to the overall arrangement as we have significant knowledge and technical know-how that is important to realizing the value of the licenses granted. The performance period over which the revenue will be recognized is expected to continue from the first quarter of 2015 through 2020, when we anticipate completing the various research and development services that are specified in the Pfizer Transaction and our performance obligations are completed. We will continue to review the timing of when our research and development services will be completed in order to assess that the estimated performance period over which the revenue is to be recognized is appropriate. Any significant changes in the timing of the performance period will result in a change in the revenue recognition period. We increased the expected performance period over which the revenue will be recognized in the third quarter of 2017 by approximately one year.
We are recognizing the non-refundable $295.0 million upfront payments on a straight-line basis over the performance period. We recognized $46.5 million of revenue related to the Pfizer Transaction in Revenue from transfer of intellectual property in our Condensed Consolidated Statements of Operations during the nine months ended September 30, 2017, and had deferred revenue related to the Pfizer Transaction of $112.3 million at September 30, 2017. As of September 30, 2017, $44.9 million of deferred revenue related to the Pfizer Transaction was classified in Accrued expenses and $67.4 million was classified in Other long-term liabilities in our Condensed Consolidated Balance Sheets.
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
TESARO
In November 2009, we entered into an asset purchase agreement (the “NK-1 Agreement”) under which we acquired VARUBI™ (rolapitant) and other neurokinin-1 (“NK-1”) assets from Merck. In December 2010, we entered into an exclusive license agreement with TESARO, in which we out-licensed the development, manufacture, commercialization and distribution of our lead NK-1 candidate, VARUBI™ (the “TESARO License”). Under the terms of the license, we received a $6.0 million upfront payment from TESARO and we received $30 million of milestone payments from TESARO upon achievement of certain regulatory and commercial sale milestones and we are eligible to receive additional commercial milestone payments of up to $85 million if specified levels of annual net sales are achieved. During the nine months ended September 30, 2017, $10.0 million of revenue was recognized related to the achievement of the milestones under the TESARO License. During the nine months ended September 30, 2016, no revenue was recognized related to the achievement of the milestones under the TESARO License. TESARO is also obligated to pay us tiered royalties on annual net sales achieved in the United States and Europe at percentage rates that range from the low double digits to the low twenties, and outside of the United States and Europe at low double-digit percentage rates. TESARO assumed responsibility for clinical development and commercialization of licensed products at its expense. Under the NK-1 Agreement, we will continue to receive royalties on a country-by-country and product-by-product basis until the later of the date that all of the patent rights licensed from us and covering VARUBI™ expire, are invalidated or are not enforceable and 12 years from the first commercial sale of the product.
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
Pharmsynthez
In April 2013, we entered into a series of concurrent transactions with Pharmsynthez, a Russian pharmaceutical company traded on the Moscow Stock Exchange pursuant to which we acquired an equity method investment in Pharmsynthez (ownership 9%). We also granted rights to certain technologies in the Russian Federation, Ukraine, Belarus, Azerbaijan and Kazakhstan (the “Pharmsynthez Territories”) to Pharmsynthez and agreed to perform certain development activities. We will receive from Pharmsynthez royalties on net sales of products incorporating the technologies in the Pharmsynthez Territories, as well as a percentage of any sublicense income from third parties for the technologies in the Pharmsynthez Territories.
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
NOTE 13 SEGMENTS
We manage our operations in two reportable segments, pharmaceutical and diagnostics. The pharmaceutical segment consists of our pharmaceutical operations we acquired in Chile, Mexico, Ireland, Israel and Spain and our pharmaceutical research and development. The diagnostics segment primarily consists of our clinical laboratory operations we acquired through the acquisitions of BioReference and OPKO Lab and our point-of-care operations. There are no significant inter-

segment sales. We evaluate the performance of each segment based on operating profit or loss. There is no inter-segment allocation of interest expense and income taxes.
Information regarding our operations and assets for our operating segments and the unallocated corporate operations as well as geographic information are as follows:

	For the three months ended September 30,		For the nine months ended September 30,
(In thousands)	2017	2016	2017	2016
Revenue from services:
Pharmaceutical	$—	$—	$—	$—
Diagnostics	229,035	259,025	740,992	777,559
Corporate	—	—	—	—
	$229,035	$259,025	$740,992	$777,559
Revenue from products:
Pharmaceutical	$22,795	$20,569	$73,992	$63,275
Diagnostics	—	—	—	—
Corporate	—	—	—	—
	$22,795	$20,569	$73,992	$63,275
Revenue from transfer of intellectual property:
Pharmaceutical	$11,665	$18,441	$58,819	$105,338
Diagnostics	—	—	—	—
Corporate	—	—	—	—
	$11,665	$18,441	$58,819	$105,338
Operating loss:
Pharmaceutical	$(18,452)	$(18,593)	$(49,709)	$15,422
Diagnostics	(27,619)	3,098	(35,664)	11,117
Corporate	(12,219)	(8,128)	(41,067)	(49,414)
	$(58,290)	$(23,623)	$(126,440)	$(22,875)
Depreciation and amortization:
Pharmaceutical	$6,935	$6,994	$20,404	$12,841
Diagnostics	18,430	18,818	56,183	59,711
Corporate	29	20	90	60
	$25,394	$25,832	$76,677	$72,612
Income (loss) from investment in investees:
Pharmaceutical	$(3,661)	$399	$(10,784)	$(5,643)
Diagnostics	(352)	(1,213)	(987)	496
Corporate	—	—	—	—
	$(4,013)	$(814)	$(11,771)	$(5,147)
Revenues:
United States	$229,218	$259,221	$751,732	$777,703
Ireland	15,182	20,594	57,812	114,526
Chile	11,514	9,936	33,534	26,516
Spain	4,123	3,910	13,746	12,257
Israel	1,935	3,699	13,807	12,862
Mexico	1,483	675	3,072	2,308
Other	40	—	100	—
	$263,495	$298,035	$873,803	$946,172

(In thousands)	September 30, 2017	December 31, 2016
Assets:
Pharmaceutical	$1,309,650	$1,294,916
Diagnostics	1,339,401	1,408,522
Corporate	72,939	63,181
	$2,721,990	$2,766,619
Goodwill:
Pharmaceutical	$262,786	$251,817
Diagnostics	452,787	452,786
Corporate	—	—
	$715,573	$704,603

Two customers represented more than 10% of our total consolidated revenue during the three and nine months ended September 30, 2017. As of September 30, 2017, one customer represented more than 10% of our accounts receivable balance. As of December 31, 2016, one customer represented more than 10% of our accounts receivable balance.
NOTE 14 SUBSEQUENT EVENTS
On October 12, 2017, EirGen, our wholly-owned subsidiary, and Japan Tobacco Inc. (“JT”) entered into a Development and License Agreement granting JT the exclusive rights for the development and commercialization of Rayaldee in Japan (the “JT Territory”). The license grant to JT covers the therapeutic and preventative use of the Product for (i) SHPT in non-dialysis and dialysis patients with CKD, (ii) rickets, and (iii) osteomalacia (the “JT Initial Indications”), as well as such additional indications as may be added to the scope of the license subject to the terms of the Agreement (the “JT Additional Indications”, and together with the JT Initial Indications, the “JT Field”).
OPKO will receive an initial upfront payment of $6 million. OPKO will receive another $6 million upon the initiation of OPKO’s planned phase 2 study for Rayaldee in dialysis patients in the U.S. OPKO is also eligible to receive up to an additional aggregate amount of $31 million upon the achievement of certain regulatory and development milestones by JT for the Product in the JT Territory, and $75 million upon the achievement of certain sales based milestones by JT in the JT Territory. OPKO will also receive tiered, double digit royalty payments at rates ranging from low double digits to mid-teens on net Product sales within the JT Territory and in the JT Field. JT will, at its sole cost and expense, be responsible for performing all development activities necessary to obtain all regulatory approvals for Rayaldee in Japan and for all commercial activities pertaining to Rayaldee in Japan, except for certain preclinical expenses which OPKO has agreed to reimburse JT up to a capped amount.
We have reviewed all subsequent events and transactions that occurred after the date of our September 30, 2017 Condensed Consolidated Balance Sheet date, through the time of filing this Quarterly Report on Form 10-Q.

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
We are a diversified healthcare company that seeks to establish industry-leading positions in large and rapidly growing medical markets. Our diagnostics business includes BioReference Laboratories (“BioReference”), the nation’s third-largest clinical laboratory with a core genetic testing business and a 400-person sales and marketing team to drive growth and leverage new products, including the 4Kscore prostate cancer test and the Claros 1 in-office immunoassay platform (in development). Our pharmaceutical business features Rayaldee, an FDA-approved treatment for secondary hyperparathyroidism (“SHPT”) in adults with stage 3 or 4 chronic kidney disease (“CKD”) and vitamin D insufficiency (launched in November 2016), and VARUBI™ for chemotherapy-induced nausea and vomiting (oral formulation launched by partner TESARO in November 2015 and IV formulation approved October 2017), OPK88003, a once or twice weekly oxyntomodulin for type 2 diabetes and obesity which is a clinically advanced drug candidate among the new class of GLP-1 glucagon receptor dual agonists (Phase 2b), and OPK88004, a selective androgen receptor modulator being developed for benign prostatic hyperplasia and other urologic and metabolic conditions. Our pharmaceutical business also features hGH-CTP, a once-weekly human growth hormone injection (in Phase 3 and partnered with Pfizer), and a once-daily Factor VIIa drug for hemophilia (Phase 2a).
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
RECENT DEVELOPMENTS
On October 12, 2017, EirGen, our wholly-owned subsidiary, and Japan Tobacco Inc. (“JT”) entered into a Development and License Agreement granting JT the exclusive rights for the development and commercialization of Rayaldee in Japan (the “JT Territory”). The license grant to JT covers the therapeutic and preventative use of the Product for (i) SHPT in non-dialysis and dialysis patients with CKD, (ii) rickets, and (iii) osteomalacia (the “JT Initial Indications”), as well as such additional indications as may be added to the scope of the license subject to the terms of the Agreement (the “JT Additional Indications”, and together with the JT Initial Indications, the “JT Field”).
OPKO will receive an initial upfront payment of $6 million. OPKO will receive another $6 million upon the initiation of OPKO’s planned phase 2 study for Rayaldee in dialysis patients in the U.S. OPKO is also eligible to receive up to an additional aggregate amount of $31 million upon the achievement of certain regulatory and development milestones by JT for the Product in the JT Territory, and $75 million upon the achievement of certain sales based milestones by JT in the JT Territory. OPKO will also receive tiered, double digit royalty payments at rates ranging from low double digits to mid-teens on net Product sales within the JT Territory and in the JT Field. JT will, at its sole cost and expense, be responsible for performing all development activities necessary to obtain all regulatory approvals for Rayaldee in Japan and for all commercial activities pertaining to Rayaldee in Japan, except for certain preclinical expenses which OPKO has agreed to reimburse JT up to a capped amount.

RESULTS OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016

Revenues	For the three months ended September 30,
(In thousands)	2017	2016	Change
Revenue from services	$229,035	$259,025	$(29,990)
Revenue from products	22,795	20,569	2,226
Revenue from transfer of intellectual property and other	11,665	18,441	(6,776)
Total revenues	$263,495	$298,035	$(34,540)
The decrease in Revenue from services is attributable to decreased pricing at BioReference’s GeneDx division. The increase in Revenue from products principally reflects an increase in revenue from OPKO Chile and EirGen. Revenue from transfer of intellectual property for the three months ended September 30, 2017 and 2016 principally reflects $11.2 million and $17.7 million, respectively, of revenue related to the Pfizer Transaction.
Cost of revenue. Cost of revenue for the three months ended September 30, 2017 increased $0.1 million compared to the prior year period. The decrease in cost of service revenue is attributable to cost savings initiatives at BioReference. The increase in cost of product revenue is attributable to an increase in revenue at OPKO Chile and EirGen. Cost of revenue for the three months ended September 30, 2017 and 2016 were as follows:

Cost of Revenue	For the three months ended September 30,
(In thousands)	2017	2016	Change
Cost of service revenue	$135,203	$138,554	$(3,351)
Cost of product revenue	16,107	12,626	3,481
Total cost of revenue	$151,310	$151,180	$130
Selling, general and administrative expenses. Selling, general and administrative expenses for the three months ended September 30, 2017 and 2016, were $131.3 million and $124.8 million, respectively. The increase in selling, general and administrative expenses was primarily due to costs related to the launch of Rayaldee and increased selling, general and administrative expenses at BioReference. Selling, general and administrative expenses during the three months ended September 30, 2017 and 2016, include equity-based compensation expense of $4.6 million and $6.4 million, respectively.
Research and development expenses. Research and development expenses for the three months ended September 30, 2017 and 2016, were $32.3 million and $24.4 million, respectively. Research and development costs include external and internal expenses, partially offset by third-party grants and funding arising from collaboration agreements. External expenses include clinical and non-clinical activities performed by contract research organizations, lab services, purchases of drug and diagnostic product materials and manufacturing development costs. We track external research and development expenses by individual program for phase 3 clinical trials for drug approval and pre-market approvals (“PMAs”) for diagnostics tests, if any. Internal expenses include employee-related expenses including salaries, benefits and equity-based compensation expense. Other internal research and development expenses are incurred to support overall research and development activities and include expenses related to general overhead and facilities.

The following table summarizes the components of our research and development expenses:

Research and Development Expenses	For the three months ended September 30,
	2017	2016
External expenses:
Phase 3 clinical trials	$3,275	$2,647
Manufacturing expense for biological products	10,827	6,951
PMA studies	249	—
Earlier-stage programs	1,479	1,910
Research and development employee-related expenses	6,177	6,718
Other internal research and development expenses	10,500	6,797
Third-party grants and funding from collaboration agreements	(178)	(599)
Total research and development expenses	$32,329	$24,424
The increase in research and development expenses is due to an increase in research and development expenses related to hGH-CTP, a long acting human growth hormone which was outlicensed to Pfizer in 2015, and to the acquisition of Transition Therapeutics in August 2016. In addition, during the three months ended September 30, 2017 and 2016, we recorded, as an offset to research and development expenses, $0.2 million and $0.6 million, respectively, related to research and development grants received from our collaboration and funding agreements. Research and development expenses for the three months ended September 30, 2017 and 2016 include equity-based compensation expense of $1.3 million and $2.0 million, respectively. We expect our research and development expenses to increase as we continue to expand our research and development of potential future products.
Contingent consideration. Contingent consideration income (expense) for the three months ended September 30, 2017 and 2016, were $11.2 million of income and $3.1 million of expense, respectively. The change in contingent consideration income (expense) was attributable to contingent consideration income for OPKO Renal during the three months ended September 30, 2017 due to changes in assumptions regarding the timing of successful achievement of future milestones of Rayaldee. The contingent consideration liabilities at September 30, 2017 relate to potential amounts payable to former stockholders of CURNA, OPKO Diagnostics and OPKO Renal pursuant to our acquisition agreements in January 2011, October 2011 and March 2013, respectively.
Amortization of intangible assets. Amortization of intangible assets was $18.0 million and $18.1 million, respectively, for the three months ended September 30, 2017 and 2016. Amortization expense reflects the amortization of acquired intangible assets with defined useful lives. Our IPR&D assets will not be amortized until the underlying development programs are completed. Upon obtaining regulatory approval by the U.S. FDA, IPR&D assets will then be accounted for as a finite-lived intangible asset and amortized on a straight-line basis over its estimated useful life.
Interest income. Interest income for the three months ended September 30, 2017 and 2016 was not significant as our cash investment strategy emphasizes the security of the principal invested and fulfillment of liquidity needs.
Interest expense. Interest expense for the three months ended September 30, 2017 and 2016 was $1.8 million and $2.0 million, respectively. Interest expense is principally related to interest incurred on the 2033 Senior Notes including amortization of related deferred financing costs and to interest incurred on BioReference’s outstanding debt under its credit facility.
Fair value changes of derivative instruments, net. Fair value changes of derivative instruments, net for the three months ended September 30, 2017 and 2016, was $7.6 million and $5.7 million of expense, respectively. The change in derivative instruments principally related to non-cash expense related to the changes in the fair value of the embedded derivatives in the 2033 Senior Notes of $6.8 million and $5.8 million of expense for the three months ended September 30, 2017 and 2016, respectively.
Other income (expense), net. Other income (expense), net for the three months ended September 30, 2017 and 2016, were $0.6 million of income and $3.0 million of expense, respectively. Other expense for the three months ended September 30, 2016 primarily consists of a $3.9 million other-than-temporary impairment charge to write our investments in Xenetic and RXi down to their respective fair values.

Income tax benefit. Our income tax benefit for the three months ended September 30, 2017 and 2016 was $24.4 million and $20.0 million, respectively, and reflects quarterly results using our expected effective tax rate for the full year.  The change in income taxes is primarily due to changes in the geographic mix of revenues and expenses.
Loss from investments in investees. We have made investments in other early stage companies that we perceive to have valuable proprietary technology and significant potential to create value for us as a shareholder or member. We account for these investments under the equity method of accounting, resulting in the recording of our proportionate share of their losses until our share of their loss exceeds our investment. Until the investees’ technologies are commercialized, if ever, we anticipate they will report a net loss. Loss from investments in investees was $4.0 million and $0.8 million for the three months ended September 30, 2017 and 2016, respectively. The increase in Loss from investments in investees is attributable to losses recognized on our investment in Pharmsynthez.

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016

Revenues	Nine months ended September 30,
(In thousands)	2017	2016	Change
Revenue from services	$740,992	$777,559	$(36,567)
Revenue from products	73,992	63,275	10,717
Revenue from transfer of intellectual property and other	58,819	105,338	(46,519)
Total revenues	$873,803	$946,172	$(72,369)
The decrease in Revenue from services is attributable to decreased pricing at BioReference’s GeneDx division. The increase in Revenue from products principally reflects an increase in revenue from OPKO Chile and EirGen. Revenue from transfer of intellectual property decreased as a result of the $50.0 million of revenue from the initial payment under the VFMCRP agreement included in the nine months ended September 30, 2016, partially offset by $10.0 million of revenue from a milestone payment from our licensee, TESARO, for the nine months ended September 30, 2017. Revenue from transfer of intellectual property for the nine months ended September 30, 2017 and 2016 also reflects $46.5 million and $53.0 million, respectively, of revenue related to the Pfizer Transaction.
Cost of revenue. Cost of revenue for the nine months ended September 30, 2017 increased $11.4 million compared to the prior year period. The increase in cost of service revenue is attributable to BioReference. The increase in cost of product revenue is attributable to an increase in revenue at OPKO Chile and EirGen. Included in cost of product revenue for the nine months ended September 30, 2017 is $5.0 million of inventory obsolescence expense related primarily to the launch of Rayaldee. Cost of revenue for the nine months ended September 30, 2017 and 2016 were as follows:

Cost of Revenue	Nine months ended September 30,
(In thousands)	2017	2016	Change
Cost of service revenue	$419,070	$417,121	$1,949
Cost of product revenue	44,441	35,033	9,408
Total cost of revenue	$463,511	$452,154	$11,357
Selling, general and administrative expenses. Selling, general and administrative expenses for the nine months ended September 30, 2017 and 2016, were $396.4 million and $370.4 million, respectively. The increase in selling, general and administrative expenses was primarily due to costs related to the launch of Rayaldee and increased selling, general and administrative expenses at BioReference, which was partially offset by a decrease in severance costs. Included in selling, general and administrative expenses for the nine months ended September 30, 2017 and 2016 are $3.7 million and $17.9 million, respectively, of net severance costs for certain BioReference executives. These severance costs include $2.8 million and $8.9 million of expense related to the acceleration of stock option vesting for certain BioReference executives in 2017 and 2016, respectively.
Selling, general and administrative expenses during the nine months ended September 30, 2017 and 2016, include equity-based compensation expense of $16.7 million and $27.7 million, respectively, including the expense related to the acceleration of stock option vesting for certain BioReference executives.

Research and development expenses. Research and development expenses for the nine months ended September 30, 2017 and 2016, were $90.9 million and $83.6 million, respectively. Research and development costs include external and internal expenses, partially offset by third-party grants and funding arising from collaboration agreements. External expenses include clinical and non-clinical activities performed by contract research organizations, lab services, purchases of drug and diagnostic product materials and manufacturing development costs. We track external research and development expenses by individual program for phase 3 clinical trials for drug approval and PMAs for diagnostics tests, if any. Internal expenses include employee-related expenses including salaries, benefits and equity-based compensation expense. Other internal research and development expenses are incurred to support overall research and development activities and include expenses related to general overhead and facilities.
The following table summarizes the components of our research and development expenses:

Research and Development Expenses	Nine months ended September 30,
	2017	2016
External expenses:
Phase 3 clinical trials	$11,354	$8,436
Manufacturing expense for biological products	31,102	30,484
PMA studies	694	—
Earlier-stage programs	4,734	4,949
Research and development employee-related expenses	18,915	21,266
Other internal research and development expenses	25,394	20,525
Third-party grants and funding from collaboration agreements	(1,249)	(2,066)
Total research and development expenses	$90,944	$83,594
The increase in research and development expenses is primarily due to a increase in research and development expenses related to hGH-CTP, a long acting human growth hormone which was outlicensed to Pfizer in 2015, and to the acquisition of Transition Therapeutics in August 2016.. In addition, during the nine months ended September 30, 2017 and 2016, we recorded, as an offset to research and development expenses, $1.2 million and $2.1 million, respectively, related to research and development grants received from our collaboration and funding agreements. Research and development expenses for the nine months ended September 30, 2017 and 2016 include equity-based compensation expense of $4.0 million and $6.0 million, respectively. We expect our research and development expense to increase as we continue to expand our research and development of potential future products.
Contingent consideration. Contingent consideration income (expense) for the nine months ended September 30, 2017 and 2016, were $4.5 million of income and $15.6 million of expense, respectively. The change in contingent consideration income (expense) was attributable to contingent consideration income for OPKO Renal during the nine months ended September 30, 2017 due to changes in assumptions regarding the timing of successful achievement of future milestones of Rayaldee. The contingent consideration liabilities at September 30, 2017 relate to potential amounts payable to former stockholders of CURNA, OPKO Diagnostics and OPKO Renal pursuant to our acquisition agreements in January 2011, October 2011 and March 2013, respectively.
Amortization of intangible assets. Amortization of intangible assets was $53.9 million and $47.3 million, respectively, for the nine months ended September 30, 2017 and 2016. Amortization expense reflects the amortization of acquired intangible assets with defined useful lives. Amortization of intangible assets for the nine months ended September 30, 2017 includes $12.0 million of amortization expense related to intangible assets for Rayaldee. Upon the FDA’s approval of Rayaldee in June 2016, we reclassified $187.6 million of IPR&D related to Rayaldee from In-process research and development to Intangible assets, net in our Condensed Consolidated Balance Sheets and began to amortize that asset. Our IPR&D assets will not be amortized until the underlying development programs are completed. Upon obtaining regulatory approval by the U.S. FDA, the IPR&D assets will then be accounted for as a finite-lived intangible asset and amortized on a straight-line basis over its estimated useful life.
Interest income. Interest income for the nine months ended September 30, 2017 and 2016, was not significant as our cash investment strategy emphasizes the security of the principal invested and fulfillment of liquidity needs.
Interest expense. Interest expense for the nine months ended September 30, 2017 and 2016, was $4.8 million and $6.0 million, respectively. Interest expense is principally related to interest incurred on the 2033 Senior Notes including amortization of related deferred financing costs and to interest incurred on BioReference’s outstanding debt under its credit facility. The decrease in interest expense for the nine months ended September 30, 2017 is attributable to lower interest rates on borrowings in 2017 compared to 2016.
Fair value changes of derivative instruments, net. Fair value changes of derivative instruments, net for the nine months ended September 30, 2017 and 2016, was $2.0 million of income and $5.9 million of expense, respectively. Fair value changes of derivative instruments, net nine months ended September 30, 2017 principally related to non-cash income of $3.2 million related to the changes in the fair value of the embedded derivatives in the 2033 Senior Notes. For the nine months ended September 30, 2017, we observed a decrease in the market price of our Common Stock which resulted in the decrease in the estimated fair value of our embedded derivatives in the 2033 Senior Notes through the last valuation on February 1, 2017. Fair value changes of derivative instruments, net for the nine months ended September 30, 2016 principally reflects $4.0 million of expense related to the change in fair value of options to purchase additional shares of NeoVasc.
Other income (expense), net. Other income (expense), net for the nine months ended September 30, 2017 and 2016, were $3.1 million and $3.5 million of income, respectively. Other income for the nine months ended September 30, 2017 primarily consists of a $3.0 million gain on the sale of non-strategic assets at a wholly-owned BioReference subsidiary. Other income for the nine months ended September 30, 2016 primarily consisted of a $2.5 million gain recognized in connection with the merger of STI and VBI Vaccines Inc. and a $2.9 million gain recognized in connection with the settlement of a legal matter, which was partially offset by a $3.9 million other-than-temporary impairment charge to write our investments in Xenetic and RXi down to their respective fair values.
Income tax benefit. Our income tax benefit for the nine months ended September 30, 2017 and 2016 was $42.3 million and $24.6 million, respectively, and reflects quarterly results using our expected effective tax rate for the full year.  The change in income taxes is primarily due to changes in the geographic mix of revenues and expenses.
Loss from investments in investees. We have made investments in other early stage companies that we perceive to have valuable proprietary technology and significant potential to create value for us as a shareholder or member. We account for these investments under the equity method of accounting, resulting in the recording of our proportionate share of their losses until our share of their loss exceeds our investment. Until the investees’ technologies are commercialized, if ever, we anticipate they will report a net loss. Loss from investments in investees was $11.8 million and $5.1 million for the nine months ended September 30, 2017 and 2016, respectively. The increase in Loss from investments in investees is attributable to losses recognized on our investment in Pharmsynthez.

LIQUIDITY AND CAPITAL RESOURCES
At September 30, 2017, we had cash and cash equivalents of approximately $100.4 million. Cash used in operations during 2017 principally reflects expenses related to general and administrative activities of our corporate operations, research and development activities and our launch activities related to Rayaldee. Cash used in investing activities primarily reflects capital expenditures of $32.1 million. Cash provided by financing activities primarily reflects net borrowings on lines of credit of $54.9 million. We have not generated sustained positive cash flow sufficient to offset our operating and other expenses and our primary source of cash has been from the public and private placement of stock, the issuance of the 2033 Senior Notes and credit facilities available to us.
On October 12, 2017, EirGen, our wholly-owned subsidiary, and Japan Tobacco Inc. (“JT”) entered into a Development and License Agreement granting JT the exclusive rights for the development and commercialization of Rayaldee in Japan (the “JT Territory”). The license grant to JT covers the therapeutic and preventative use of the Product for (i) SHPT in non-dialysis and dialysis patients with CKD, (ii) rickets, and (iii) osteomalacia (the “JT Initial Indications”), as well as such additional indications as may be added to the scope of the license subject to the terms of the Agreement (the “JT Additional Indications”, and together with the JT Initial Indications, the “JT Field”).
OPKO will receive an initial upfront payment of $6 million. OPKO will receive another $6 million upon the initiation of OPKO’s planned phase 2 study for Rayaldee in dialysis patients in the U.S. OPKO is also eligible to receive up to an additional aggregate amount of $31 million upon the achievement of certain regulatory and development milestones by JT for the Product in the JT Territory, and $75 million upon the achievement of certain sales based milestones by JT in the JT Territory. OPKO will also receive tiered, double digit royalty payments at rates ranging from low double digits to mid-teens on net Product sales within the JT Territory and in the JT Field. JT will, at its sole cost and expense, be responsible for performing all development activities necessary to obtain all regulatory approvals for Rayaldee in Japan and for all commercial activities pertaining to Rayaldee in Japan, except for certain preclinical expenses which OPKO has agreed to reimburse JT up to a capped amount.
In August 2017, we entered into a Commitment Letter (the “Commitment Letter”) with Veterans Accountable Care Group, LLC (“VACG”) in connection with submission of a bid by its affiliate, the Veterans Accountable Care Organization, LLC (“VACO”) in response to a request for proposal (“RFP”) from the Veterans Health Administration (“VA”) regarding its Community Care Network. If VACO is successful in its bid, we will acquire a fifteen percent (15%) membership interest in VACO. In addition, BioReference, our wholly-owned subsidiary, will provide laboratory services for the Community Care Network, a region which currently includes approximately 2,133,000 veterans in the states of Massachusetts, Maine, New Hampshire, Vermont, New York, Pennsylvania, New Jersey, Rhode Island, Connecticut, Maryland, Virginia, West Virginia, and North Carolina.
Pursuant to the Commitment Letter, we committed to provide, or to arrange from a third party lender, a line of credit for VACG in the amount of $50.0 million (the “Facility”). Funds drawn under the Facility would be contributed by VACG to VACO in order to satisfy the financial stability requirement of VACO in connection with its submission of the RFP. VACG would not be permitted to draw down on the Facility unless and until the VHA awards a contract to VACO. The Facility would have a maturity of five (5) years. Interest on the Facility would be payable at a rate equal to six and one-half percent (6.5%) per annum, payable quarterly in arrears.
We currently anticipate that a decision by the VHA with respect to the RFP will occur during the fourth quarter of 2017, although there can be no assurance that a decision will be made by such time or that, if made, such decision will not be challenged by participants in the RFP process or otherwise.

The Facility is subject to the negotiation of definitive documentation conditions customary for transactions of such type and otherwise acceptable to VACG and the lender under the Facility.
In November 2016, we launched commercial sales for Rayaldee in the U.S. market. The FDA approved Rayaldee extended release capsules in June 2016 for the treatment of SHPT in adults with stage 3 or 4 CKD and serum total 25-hydroxyvitamin D levels less than 30 ng/mL. We have a highly specialized sales and marketing team dedicated to the launch and commercialization of Rayaldee, and we have increased the sales and marketing team in the second half of 2017 as market access improves and prescription trends increase.
In August 2016, we completed the acquisition of Transition Therapeutics, a clinical stage biotechnology company. Holders of Transition Therapeutics common stock received 6,431,899 shares of OPKO Common Stock. The transaction was valued at approximately $58.5 million, based on a closing price per share of our Common Stock of $9.10 as reported by NASDAQ on the closing date.
In May 2016, EirGen, our wholly-owned subsidiary, partnered with VFMCRP through a Development and License Agreement for the development and commercialization of Rayaldee in Europe, Canada, Mexico, Australia, South Korea and certain other international markets. The license to VFMCRP potentially covers all therapeutic and prophylactic uses of the product in human patients, provided that initially the license is for the use of the product for the treatment or prevention of SHPT related to patients with stage 3 or 4 chronic kidney disease and vitamin D insufficiency/deficiency (“VFMCRP Initial Indication”). We received a non-refundable and non-creditable upfront payment of $50 million and are eligible to receive up to an additional $232 million upon the achievement of certain regulatory and sales-based milestones. In addition, we are eligible to receive tiered royalties on sales of the product at percentage rates that range from the mid-teens to the mid-twenties or a minimum royalty, whichever is greater, upon commencement of sales of the product.
As part of the arrangement, the companies will share responsibility for the conduct of trials specified within an agreed-upon development plan, with each company leading certain activities within the plan. For the initial development plan, the companies have agreed to certain cost sharing arrangements. VFMCRP will be responsible for all other development costs that VFMCRP considers necessary to develop the product for the VFMCRP Initial Indication in the VFMCRP Territory except as otherwise provided in the VFMCRP Agreement. EirGen also granted to VFMCRP an option to acquire an exclusive license to use, import, offer for sale, sell, distribute and commercialize the product in the United States for treatment of SHPT in dialysis patients with stage 5 CKD and vitamin D insufficiency (the “Dialysis Indication”). Upon exercise of the Option, VFMCRP will reimburse EirGen for all of the development costs incurred by EirGen with respect to the product for the Dialysis Indication in the United States. VFMCRP would also pay EirGen up to an additional aggregate amount of $555 million upon the achievement of certain milestones and would be obligated to pay royalties on sales of the product at percentage rates that range from the mid-teens to the mid-twenties.
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
We have now completed post-hoc sensitivity analyses to evaluate the influence of outliers on the primary endpoint results using multiple statistical approaches.  Analyses that excluded outliers showed a statistically significant difference between hGH-CTP and placebo on the change in trunk fat mass.  Additional analyses that did not exclude outliers showed mixed results. Following completion of the analyses, OPKO and Pfizer have agreed that OPKO may proceed with a pre-BLA meeting with the FDA to discuss a submission plan. OPKO intends to carry out an additional study in adults using a pen device.
We are constructing a research, development and manufacturing center in Waterford, Ireland, for which we expect to incur between $40 million and $45 million for the construction and validation of the facility. Construction of the facility began in the fourth quarter of 2016 with expected completion in 2019. Currently, we plan to fund the project from cash on hand or from third party funding sources that may be available to us.
Our licensee, TESARO, received approval by the U.S. FDA in September 2015 for oral VARUBI™, a neurokinin-1 receptor antagonist for the prevention of chemotherapy-induced nausea and vomiting. In November 2015, TESARO announced the commercial launch of VARUBI™ in the United States. We received $30.0 million of milestone payments from TESARO upon achievement of certain regulatory and commercial sale milestones, which includes a $10.0 million milestone payment we received for the nine months ended September 30, 2017, and we are eligible to receive additional commercial milestone payments of up to $85.0 million if specified levels of annual net sales are achieved. TESARO is also obligated to pay us tiered royalties on annual net sales achieved in the United States and Europe at percentage rates that range from the low double digits to the low twenties, and outside of the United States and Europe at low double-digit percentage rates.
In January 2013, we issued $175.0 million of the 2033 Senior Notes. The 2033 Senior Notes were sold in a private placement in reliance on exemptions from registration under the Securities Act. At September 30, 2017, $31.9 million principal amount of 2033 Senior Notes was outstanding.
In connection with our acquisitions of CURNA, OPKO Diagnostics and OPKO Renal, we agreed to pay future consideration to the sellers upon the achievement of certain events, including up to an additional $19.1 million in shares of our Common Stock to the former stockholders of OPKO Diagnostics upon and subject to the achievement of certain milestones; and up to an additional $125.0 million in either shares of our Common Stock or cash, at our option subject to the achievement of certain milestones, to the former shareholders of OPKO Renal.
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
On March 17, 2017, BioReference and certain of its subsidiaries entered into Amendment No. 3 to Credit Agreement, which amended the Credit Agreement to permit BioReference and its subsidiaries to dividend cash to the Company in the form of an intercompany loan, in an aggregate amount not to exceed $55,000,000. On August 7, 2017, BioReference and certain of its subsidiaries entered into Amendment No. 4 to Credit Agreement, which amended the Credit Agreement to permit BioReference and its subsidiaries to dividend cash to the Company in the form of an additional intercompany loan, in an aggregate amount not to exceed $35,000,000. The other terms of the Credit Agreement remain unchanged.
As of September 30, 2017, the total availability under our Credit Agreement with CB and our lines of credit with financial institutions in Chile and Spain was $130.6 million, of which $105.9 million was used and outstanding as of September 30, 2017. The weighted average interest rate on these lines of credit is approximately 4.5%. These lines of credit are short-term and are used primarily as a source of working capital. The highest balance at any time during the nine months ended September 30, 2017, was $105.9 million. We intend to continue to enter into these lines of credit as needed. There is no assurance that these lines of credit or other funding sources will be available to us on acceptable terms, or at all, in the future.
We expect to continue to incur substantial research and development expenses, including expenses related to the hiring of personnel and additional clinical trials. We expect that selling, general and administrative expenses will also increase as we expand our sales, marketing and administrative staff and add infrastructure.
We believe that the cash and cash equivalents on hand at September 30, 2017, and the amounts available to be borrowed under our lines of credit are sufficient to meet our anticipated cash requirements for operations and debt service beyond the next 12 months. We based this estimate on assumptions that may prove to be wrong or are subject to change, and we may be required to use our available cash resources sooner than we currently expect. If we acquire additional assets or companies, accelerate our product development programs or initiate additional clinical trials, we will need additional funds. Our future cash requirements will depend on a number of factors, including our relationship with Pfizer, success of the commercial launch of Rayaldee, BioReference’s financial performance, possible acquisitions, the continued progress of research and development of our product candidates, the timing and outcome of clinical trials and regulatory approvals, the costs involved in preparing, filing, prosecuting, maintaining, defending, and enforcing patent claims and other intellectual property rights, the status of competitive products, the availability of financing, and our success in developing markets for our product candidates. If we are not able to secure additional funding when needed, we may have to delay, reduce the scope of, or eliminate one or more of our clinical trials or research and development programs or possible acquisitions.
The following table provides information as of September 30, 2017, with respect to the amounts and timing of our known contractual obligation payments due by period.

Contractual obligations (In thousands)	Remaining three months ending December 31, 2017	2018	2019	2020	2021	Thereafter	Total
Open purchase orders	$97,863	$8,446	$274	$34	$—	$—	$106,617
Operating leases	5,271	18,231	15,027	9,388	6,164	6,853	60,934
Capital leases	887	3,404	3,026	2,367	1,438	800	11,922
2033 Senior Notes	—	—	31,850	—	—	—	31,850
Deferred payments	5,000	5,000	5,000	—	—	—	15,000
Mortgages and other debts payable	3,412	416	410	409	409	755	5,811
Lines of credit	12,623	—	—	93,311	—	—	105,934
Severance payments	5,101	—	—	—	—	—	5,101
Interest commitments	257	1,019	291	39	37	23	1,666
Total	$130,414	$36,516	$55,878	$105,548	$8,048	$8,431	$344,835
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
Goodwill and intangible assets. Goodwill and other intangible assets, including IPR&D, acquired in business combinations, licensing and other transactions at both September 30, 2017 and December 31, 2016 was $2.1 billion, representing approximately 76% of total assets.
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

Goodwill was $715.6 million and $704.6 million, respectively, at September 30, 2017 and December 31, 2016. Goodwill is tested at least annually for impairment or when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable, by assessing qualitative factors or performing a quantitative analysis in determining whether it is more likely than not that its fair value exceeds the carrying value. Examples of qualitative factors include our share price, our financial performance compared to budgets, long-term financial plans, macroeconomic, industry and market conditions as well as the substantial excess of fair value over the carrying value of net assets from the annual impairment test previously performed.
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
Intangible assets, net were $1.4 billion, including IPR&D of $648.4 million and $644.7 million, respectively, at September 30, 2017 and December 31, 2016. Intangible assets are tested for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable, although IPR&D is required to be tested at least annually until the project is completed or abandoned. Upon obtaining regulatory approval, the IPR&D asset is then accounted for as a finite-lived intangible asset and amortized on a straight-line basis over its estimated useful life. If the project is abandoned, the IPR&D asset is charged to expense.
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
We amortize intangible assets with definite lives on a straight-line basis over their estimated useful lives, ranging from 3 to 20 years. We use the straight-line method of amortization as there is no reliably determinable pattern in which the economic benefits of our intangible assets are consumed or otherwise used up. Amortization expense was $53.9 million and $47.3 million for the nine months ended September 30, 2017 and 2016, respectively.
Revenue recognition. Revenue for laboratory services is recognized at the time test results are reported, which approximates when services are provided. Services are provided to patients covered by various third-party payer programs including various managed care organizations, as well as the Medicare and Medicaid programs. Billings for services under third-party payer programs are included in revenue net of allowances for contractual discounts and allowances for differences between the amounts billed and estimated program payment amounts. Adjustments to the estimated payment amounts based on final settlement with the programs are recorded upon settlement as an adjustment to revenue. For the nine months ended September 30, 2017, approximately 31% of our revenues were derived directly from the Medicare and Medicaid programs.
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
We lack the experiential data which would allow us to estimate Sales Deductions and product returns. Therefore, as of September 30, 2017, we have determined that we do not yet meet the criteria for the recognition of revenue for shipments of Rayaldee at the time of shipment to Rayaldee Customers as allowances for Sales Deductions and product returns are not known or cannot be reasonably estimated. We will not recognize revenue upon shipment until such time as we can reasonably estimate and record provisions for Sales Deductions and product returns utilizing historical information and market research projections.
During the nine months ended September 30, 2017, we did not recognize any product revenues related to Rayaldee sales. Payments received from Rayaldee Customers in advance of recognition of revenue are recorded as deferred revenue included in Accrued expenses in our Condensed Consolidated Balance Sheets. The related deferred revenue balance as of September 30, 2017 was $6.5 million. The corresponding costs of product revenues for which we have not recognized product revenue have similarly not yet been reflected in our Condensed Consolidated Statements of Operations.
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
While we have receivables due from federal and state governmental agencies, we do not believe that such receivables represent a credit risk since the related healthcare programs are funded by federal and state governments, and payment is primarily dependent upon submitting appropriate documentation. At September 30, 2017 and December 31, 2016, receivable balances (net of contractual adjustments) from Medicare and Medicaid were 22.0% and 22.9%, respectively, of our consolidated Accounts receivable, net.
The portion of our accounts receivable due from individual patients comprises the largest portion of credit risk. At September 30, 2017 and December 31, 2016, receivables due from patients represent approximately 2.4% and 4.1%, respectively, of our consolidated Accounts receivable, net.
We assess the collectability of accounts receivable balances by considering factors such as historical collection experience, customer credit worthiness, the age of accounts receivable balances, regulatory changes and current economic conditions and trends that may affect a customer’s ability to pay. Actual results could differ from those estimates. Our reported net income (loss) is directly affected by our estimate of the collectability of accounts receivable. The allowance for doubtful accounts was $57.6 million and $36.3 million at September 30, 2017 and December 31, 2016, respectively.
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
We have commenced our implementation analysis, including identification of revenue streams and reviews of customer contracts under ASU 2014-09’s framework. Our analysis includes reviewing current accounting policies and practices to identify potential differences that would result from applying the requirements under this new standard. The Company has reviewed certain contracts with its customers that the Company believes are representative of its revenue streams and continues to review additional contracts across its global business units. ASU 2014-09 requires increased disclosure which in turn is expected to require certain new processes. The determination of the impact of adoption of ASU 2014-09 on our financial condition, results of operations, cash flows and disclosures, is ongoing, and, as such, we have not yet concluded on a transition method and are not able to reasonably estimate the effect that the adoption of the new standard will have on our financial statements. Based on our preliminary assessment of this ASU, however, the majority of the amounts that were historically classified as provision for bad debts, primarily related to patient responsibility, will be considered an implicit price concession in determining net revenues. Accordingly, we will report uncollectible balances associated with individual patients as a reduction of the transaction price and therefore as a reduction in net revenues when historically these amounts were classified as provision for bad debts within Selling, general and administrative expenses.
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
Our derivative activities, which consist of foreign exchange forward contracts, are initiated to economically hedge forecasted cash flows that are exposed to foreign currency risk. The foreign exchange forward contracts generally require us to exchange local currencies for foreign currencies based on pre-established exchange rates at the contracts’ maturity dates. As exchange rates change, gains and losses on these contracts are generated based on the change in the exchange rates that are recognized in the Condensed Consolidated Statements of Operations and offset the impact of the change in exchange rates on the foreign currency cash flows that are hedged. If the counterparties to the exchange contracts do not fulfill their obligations to deliver the contracted currencies, we could be at risk for currency related fluctuations. Our foreign exchange forward contracts primarily hedge exchange rates on the Chilean peso to the U.S. dollar. If Chilean pesos were to strengthen or weaken in relation to the U.S. dollar, our loss or gain on hedged foreign currency cash-flows would be offset by the derivative contracts, with a net effect of zero.
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
At September 30, 2017, we had cash and cash equivalents of $100.4 million. The weighted average interest rate related to our cash and cash equivalents for the nine months ended September 30, 2017 was less than 1%. As of September 30, 2017, the principal outstanding balance under our Credit Agreement with JPMorgan Chase Bank, N.A. and our Chilean and Spanish lines of credit was $105.9 million in the aggregate at a weighted average interest rate of approximately 4.5%.
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

Item 4. Controls and Procedures
Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, management concluded that our disclosure controls and procedures were effective as of September 30, 2017.
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
These changes to the Company’s internal control over financial reporting that occurred during the most recent quarter ended September 30, 2017 have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
We are, from time to time, party to various legal proceedings arising out of our business. During the reporting period, there have been no material changes to the description of legal proceedings set forth in our Annual Report on Form 10-K for the year ended December 31, 2016 and our Quarterly Report on Form 10-Q for the quarters ended March 31, 2017 and June 30, 2017.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not Applicable.
Item 5. Other Information

On November 8, 2017, BioReference and certain of its subsidiaries entered into Amendment No. 5 to Credit Agreement, which amended the Credit Agreement to, among other things, ease certain thresholds that require increased reporting by BioReference and reduce the pro forma availability condition for BioReference to make certain cash dividends to the Company.  The other terms of the Credit Agreement remain unchanged.

Item 6. Exhibits

Exhibit 3.1(1)	Amended and Restated Certificate of Incorporation.
Exhibit 3.2(2)	Amended and Restated By-Laws.
Exhibit 3.3(3)	Certificate of Designation of Series D Preferred Stock.
Exhibit 4.3(4)	Indenture, dated as of January 30, 2013, between OPKO Health, Inc. and Wells Fargo Bank, National Association.
Exhibit 10.1*	Amendment No. 4 to Credit Agreement by and between Bio-Reference Laboratories, Inc. and certain of its subsidiaries and JPMorgan Chase Bank, N.A. dated August 7, 2017
Exhibit 10.2*	Commitment Letter by and between OPKO Health, Inc. and Veterans Accountable Care Group, LLC, dated August 15, 2017
Exhibit 31.1
Certification by Phillip Frost, Chief Executive Officer, pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended September 30, 2017.

Exhibit 31.2
Certification by Adam Logal, Chief Financial Officer, pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended September 30, 2017.

Exhibit 32.1
Certification by Phillip Frost, Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended September 30, 2017.

Exhibit 32.2
Certification by Adam Logal, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended September 30, 2017.

Exhibit 101.INS	XBRL Instance Document
Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document
Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document
Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

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

Date: November 8, 2017	OPKO Health, Inc.

/s/ Adam Logal
Adam Logal
Senior Vice President, Chief Financial Officer,
Chief Accounting Officer and Treasurer