Form 10-K
period 2017-12-31
Opko Health, Inc.
filed 2018-03-01
CIK 944809

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017.
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
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒  No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

(in Rule 12b-2 of the Exchange Act) (Check one):
Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, as of the last business day of the registrant’s most recently completed second fiscal quarter was: $2,182,572,438.
As of February 20, 2018, the registrant had 559,473,568 shares of Common Stock outstanding.
Documents Incorporated by Reference
Portions of the registrant’s definitive proxy statement for its 2018 Annual Meeting of Stockholders are incorporated by reference in Items 10, 11, 12, 13, and 14 of Part III of this Annual Report on Form 10-K.

		Page
Part I.
Item 1.	Business	6
Item 1A.	Risk Factors	25
Item 1B.	Unresolved Staff Comments	55
Item 2.	Properties	56
Item 3.	Legal Proceedings	56
Item 4.	Mine Safety Disclosures	56
Part II.
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	57
Item 6.	Selected Financial Data	59
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	60
Item 7A.	Quantitative and Qualitative Disclosures about Market Risk	78
Item 8.	Financial Statements and Supplementary Data	79
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	130
Item 9A.	Controls and Procedures	130
Item 9B.	Other Information	131
Part III.
Item 10.	Directors, Executive Officers and Corporate Governance
Item 11.	Executive Compensation
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 13.	Certain Relationships and Related Transactions and Director Independence
Item 14.	Principal Accounting Fees and Services
Part IV.
Item 15.	Exhibits, Financial Statement Schedules	133
Signatures		146
Certifications		146
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

•	the performance of our third-party distribution partners, licensees and manufacturers over which we have limited control;

•	our success is dependent on the involvement and continued efforts of our Chairman and Chief Executive Officer;

•	integration challenges for Transition Therapeutics, BioReference, EirGen and other acquired businesses;

•	changes in regulation and policies in the United States and other countries, including increasing downward pressure on healthcare reimbursement;

•	our ability to manage our growth and our expanded operations;

•	increased competition, including price competition;

•	changing relationships with payers, including the various state and multi-state Blues programs, suppliers and strategic partners;

•	efforts by third-party payors to reduce utilization and reimbursement for clinical testing services;

•	failure to timely or accurately bill and collect for our services;

•	failure in our information technology systems, including cybersecurity attacks or other data security or privacy incidents;

•	failure to obtain and retain new clients and business partners, or a reduction in tests ordered or specimens submitted by existing clients;

•	failure to establish, and perform to, appropriate quality standards to assure that the highest level of quality is observed in the performance of our testing services;

•	failure to maintain the security of patient-related information;

•	our ability to obtain and maintain intellectual property protection for our products;

•	our ability to defend our intellectual property rights with respect to our products;

•	our ability to operate our business without infringing the intellectual property rights of others;

•	our ability to attract and retain key scientific and management personnel;

•	our need for, and ability to obtain, additional financing;

•	adverse results in material litigation matters or governmental inquiries;

•	failure to obtain and maintain regulatory approval outside the U.S.;

•	legal, economic, political, regulatory, currency exchange, and other risks associated with international operations; and

•	our ability to finance and successfully complete construction of a research, development and manufacturing center in Waterford, Ireland.

PART I
Unless the context otherwise requires, all references in this Annual Report on Form 10-K to the “Company”, “OPKO”, “we”, “our”, “ours”, and “us” refer to OPKO Health, Inc., a Delaware corporation, including our wholly-owned subsidiaries.

ITEM 1.	BUSINESS
OVERVIEW
We are a diversified healthcare company that seeks to establish industry-leading positions in large and rapidly growing medical markets. Our diagnostics business includes BioReference Laboratories (“BioReference”), the nation’s third-largest clinical laboratory with a core genetic testing business and an almost 400-person sales and marketing team to drive growth and leverage new products, including the 4Kscore prostate cancer test and the Claros 1 in-office immunoassay platform (in development). Our pharmaceutical business features Rayaldee, an FDA-approved treatment for secondary hyperparathyroidism (“SHPT”) in adults with stage 3 or 4 chronic kidney disease (“CKD”) and vitamin D insufficiency (launched in November 2016), and VARUBI™ for chemotherapy-induced nausea and vomiting (oral formulation launched by partner TESARO in November 2015 and IV formulation launched in November 2017), OPK88004, a selective androgen receptor modulator being developed for benign prostate hypertrophy (BPH) and other urologic and metabolic conditions, and OPK88003, a once or twice weekly oxyntomodulin for type 2 diabetes and obesity which is a clinically advanced drug candidate among the new class of GLP-1 glucagon receptor dual agonists. Our pharmaceutical business also features hGH-CTP, a once-weekly human growth hormone injection (in Phase 3 for pediatric growth hormone deficiency and partnered with Pfizer), and a long-acting Factor VIIa drug for hemophilia (Phase 2a). In addition to our pharmaceutical and diagnostic development programs, we own established pharmaceutical platforms in Ireland, Chile, Spain and Mexico which generate revenue and which we expect to facilitate future market entry for our products currently in development. We have a development and commercial supply pharmaceutical company, as well as a global supply chain operation and holding company in Ireland, which we expect will play an important role in the development, manufacturing, distribution and approval of a wide variety of drugs with an emphasis on high potency products. We also own a specialty active pharmaceutical ingredients (“APIs”) manufacturer in Israel, which we expect will facilitate the development of our pipeline of molecules and compounds for our proprietary molecular diagnostic and therapeutic products.
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
In addition, we expect to leverage the BioReference business and infrastructure to drive rapid and widespread uptake of our diagnostic products, including the 4Kscore test and the Claros 1 in-office immunoassay platform. We also intend to leverage the genetic and genomic data generated and accumulated through BioReference’s genetic sequencing laboratory to enhance drug discovery and clinical trial programs.
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
We currently manage our operations in two reportable segments: diagnostics and pharmaceuticals. The pharmaceutical segment consists of the pharmaceutical operations we operate in Chile, Mexico, Ireland, Israel and Spain and our pharmaceutical research and development operations. The diagnostics segment primarily consists of the clinical laboratory operations we acquired through the acquisition of BioReference in 2015 and our point-of-care operations. There are no significant inter-segment sales. We evaluate the performance of each segment based on operating profit or loss. There is no inter-segment allocation of interest expense and income taxes. Refer to Note 16 for financial information about the segments and geographic areas.
CURRENT PRODUCTS AND SERVICES AND RELATED MARKETS
Diagnostics
BioReference Laboratories
Through BioReference, the third largest full service clinical laboratory in the United States, we offer comprehensive laboratory testing services utilized by healthcare providers in the detection, diagnosis, evaluation, monitoring, and treatment of diseases, including esoteric testing, molecular diagnostics, anatomical pathology, genetics, women’s health and correctional healthcare. We market and sell these services to physician offices, clinics, hospitals, employers and governmental units nationally, with the largest concentration of business in the larger metropolitan areas across New York, New Jersey, Maryland, Pennsylvania, Delaware, Washington DC, Florida, California, Texas, Illinois and Massachusetts. BioReference has an almost 400-person sales and marketing team and operates a network of approximately 275 patient service centers .
Our BioReference laboratory testing business consists of routine testing and esoteric testing. Routine tests measure various health parameters, such as the functions of the heart, kidney, liver, thyroid and other organs, including such tests as blood cell counts, cholesterol levels, pregnancy, substance abuse and urinalysis. We typically operate 24 hours per day, 365 days per year and perform and report most routine test results within 24 hours.
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
Through BioReference, we operate in the following highly specialized laboratory divisions:

•
BioReference Laboratories. BioReference constitutes our core clinical testing laboratory offering automated, high volume routine testing services, STAT testing, informatics, HIV, Hep C and other molecular tests.

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
BioReference provides us with a significant diagnostics commercial infrastructure for marketing and sales that reached almost 11 million patients in 2017. In addition, its large team of managed care experts complement our efforts to ensure that payors recognize the value of our diagnostic and laboratory tests for reimbursement purposes. We continue to leverage the national marketing, sales and distribution resources of BioReference, along with its almost 400-person sales and marketing team, to enhance sales of and reimbursement for our 4Kscore test, a laboratory developed blood test that provides a personalized risk score for aggressive prostate cancer. We plan to continue to leverage the BioReference commercial infrastructure and capabilities, as well as its extensive relationships with payers, to commercialize OPKO’s other diagnostic products under development, including the Claros 1.
4Kscore Test
We offer the 4Kscore test through our BioReference laboratory located in Elmwood Park, New Jersey. We began selling the 4Kscore test in the U.S. in March 2014 and in Europe and Mexico in September 2014 and January 2015, respectively. The 4Kscore test is a laboratory developed test that measures the blood plasma levels of four different prostate-derived kallikrein proteins: Total PSA, Free PSA, Intact PSA and Human Kallikrein-2 (“hK2”). These biomarkers are then combined with a patient’s age, Digital Rectal Exam (DRE) status (nodule / no nodule), and prior negative biopsy status (yes / no) using a proprietary algorithm to calculate the risk (probability) of finding a Gleason Score 7 or higher prostate cancer. The four kallikrein panel of biomarkers utilized in the 4Kscore test is based on decades of research conducted by scientists at Memorial Sloan-Kettering Cancer Center and leading European institutions. Investigators at the Lund University, Sweden, University of Turku, Finland and Memorial Sloan Kettering Cancer Center, New York, have also demonstrated that the 4Kscore test can predict the 20-year risk for development of prostate metastases and mortality in men who present at age 50 or 60 years old with an elevated PSA.
The 4Kscore test was developed by OPKO and validated in 2014 in a prospective, blinded study of 1,012 men in collaboration with 26 urology centers across the U.S. and in a clinical study of 366 predominantly African American men at 8 VA centers in the U.S. African Americans are at 1.7 times more likely to be diagnosed with prostate cancer than Caucasian men, and 2.2 times more likely to die from the disease. Results showed that the 4Kscore test was highly accurate for predicting the presence of high-grade cancer (Gleason score 7 or higher) prior to prostate biopsy, regardless of race. The full data from the blinded, prospective U.S. clinical validation study and the VA study have been published in peer reviewed medical journals.
The clinical data from both studies demonstrated the ability of the 4Kscore test to discriminate between men with high-grade, aggressive prostate cancer and those men who had no findings of cancer or had low-grade or indolent form of the disease. The discrimination, measured by Area Under the Curve (“AUC”) analysis, was greater than 0.80 and is significantly higher than previously developed tests. Furthermore, the 4Kscore test demonstrated excellent risk calibration, indicating the accuracy of the result for an individual patient, both Caucasian and African American. The high value of AUC and the excellent risk calibration make the 4Kscore test result valuable information for the shared decision-making between the urologist and patient on whether or not to perform a prostate biopsy.
A separate clinical utility study indicated that the 4Kscore test led to 64.6% fewer biopsies. The study, “The 4Kscore® Test Reduces Prostate Biopsy Rates in Community and Academic Urology Practices”, was published in a peer reviewed medical journal. The study, which included 611 patients seen by 35 academic and community urologists across the U.S., evaluated the influence of the 4Kscore test on urologist-patient decisions about whether to perform a biopsy in men who had an abnormal PSA and or DRE result. Test results for patients were stratified into low risk (< 7.5%), intermediate risk (7.5%-19.9%) and high risk (≥20%) for developing aggressive prostate cancer. Nearly half (49.3%) of the men were categorized as low risk; 25.7% and 25.0% fell into the intermediate-risk and high-risk categories, respectively. Notably, the 4Kscore test results influenced biopsy decisions in 88.7% of the men. In the three risk groups, a biopsy was avoided in 94.0%, 52.9%, and 19.0% of men in the low, intermediate, and high-risk categories, respectively.
The value of the 4Kscore test has been demonstrated in more than a dozen peer-reviewed clinical studies involving more than 22,000 patients and we have been granted a Category I CPT® code by the AMA for our 4Kscore test (CPT Code 81539). A CPT code is used by insurance companies and government payers to describe health care services and procedures. A Category I CPT code is critical to facilitate reimbursement in government programs such as Medicare and Medicaid, as well as private insurance programs.
The National Comprehensive Cancer Network (“NCCN”) included the 4Kscore test as a recommended test in their 2015, 2016, and 2017 Guidelines for Prostate Cancer Early Detection. The panel making this recommendation concluded that the 4Kscore test is indicated for use prior to a first prostate biopsy, or after a negative biopsy, to assist patients and physicians in further defining the probability of high-grade cancer. In addition, the European Association of Urology (EAU) Prostate Cancer Guidelines Panel included the 4Kscore test in the 2016 EAU Guidelines for Prostate Cancer, concluding that the 4Kscore, as a blood test with greater specificity over the PSA test, is indicated for use prior to a first prostate biopsy or after a negative biopsy to assist patients and physicians in further defining the probability of high-grade cancer.
We have and will continue to commit substantial efforts to obtaining broad reimbursement coverage for the 4Kscore test. We have obtained a positive coverage decision from at least one national private payer and pricing agreements from several regional payers. Novitas Solutions, the local Medicare Administrative Contractor, or MAC, for our laboratory in New Jersey, has been and continues to pay for the majority of our 4Kscore Medicare submissions. Although Novitas initially issued a positive draft local coverage determination (LCD) in May 2016, the coverage determination was retired due to a conflicting LCD issued by Palmetto, another MAC. We are working diligently to address concerns raised by Palmetto pertaining primarily to clinical utility. We expect to significantly expand our efforts to obtain broad reimbursement for the 4Kscore test throughout 2018 and beyond.
Point-of-Care Diagnostics
OPKO Diagnostics, LLC (“OPKO Diagnostics”), formerly Claros Diagnostics, Inc., has developed a novel diagnostic instrument system to provide rapid, high performance blood test results in the point-of-care setting. The technology only requires a finger stick drop of blood introduced into the test cassette that can then run a quantitative test. The instrument performs the tests on a consumable cassette that is a microfluidics-based diagnostic test system. The credit card-sized test cassette works with a sophisticated desktop analyzer to provide high performance quantitative blood test results within minutes and permits the transition of complex immunoassays from the centralized reference laboratory to the physician’s office, hospital nurses station, or other decentralized location.

We completed a multi-center clinical trial for the PSA test in mid-2017 and later filed the pre-marketing authorization (“PMA”) for the Claros Analyzer and Sangia Total PSA Test with the FDA. The key clinical study with patients who were suspicious for prostate cancer found that the Sangia Total PSA test improved the sensitivity of a digital rectal exam (“DRE”) to 91%, detecting 2.9 times the prostate cancers compared to DRE alone.We submitted our PMA for the PSA test in November 2017 and are actively engaged with FDA in the review of the PMA. We also intend to commence a clinical trial of a testosterone diagnostic test for our point-of-care system. We expect to fully leverage BioReference’s marketing, sales and distribution resources for the launch of the Claros 1 system and associated diagnostic tests in the U.S after FDA clearance or approval.
We are also presently working to add additional tests for our point-of-care system, including parathyroid hormone (PTH) and vitamin D, and we believe that there are many more applications for the technology, including infectious disease, cardiology, women’s health, and companion diagnostics.
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
We have a 64-person highly specialized sales and marketing team dedicated to the launch and commercialization of Rayaldee as of December 31, 2017. Efforts are underway to obtain broad commercial and Part D insurance coverage for Rayaldee. The Company has contracted for commercial and Part D coverage for more than seventy percent (70%) of U.S. covered lives as of the end of 2017.
In connection with the launch of Rayaldee, the Company has also engaged in a comprehensive ongoing market education campaign highlighting the unmet need in treating SHPT, including by leveraging key opinion leaders in community outreach programs such as speakers’ bureaus and patient advocacy programs.
In May 2016, we entered into a collaboration with Vifor Fresenius Medical Care Renal Pharma (VFMCRP) for the development and commercialization of Rayaldee in Europe, Canada, Mexico, Australia, South Korea and certain other international markets for the treatment of SHPT in patients with stage 3 or 4 CKD and vitamin D insufficiency. Under the terms of the agreement, OPKO received an upfront payment of $50 million, and will receive up to $232 million in regulatory and sales based milestones. In addition, VFMCRP will pay OPKO tiered, double digit royalties on sales of the product at percentage rates that range from the mid-teens to the mid-twenties or a minimum royalty, whichever is greater, upon commencement of sales of the product. OPKO and VFMCRP will also collaborate to develop and commercialize a new dosage form of Rayaldee for the treatment of SHPT in hemodialysis patients. OPKO granted VFMCRP an option to acquire rights to this dosage form for the U.S. market; if exercised, OPKO will receive up to $555 million in additional milestones and double digit royalties.
On October 12, 2017, we entered into a Development and License Agreement (the “JT Agreement”) with Japan Tobacco Inc. (“JT”) granting JT the exclusive rights for the development and commercialization of Rayaldee in Japan (the “JT Territory”). The license grant to JT covers the therapeutic and preventative use of the product for (i) SHPT in non-dialysis and dialysis patients with CKD, (ii) rickets, and (iii) osteomalacia, as well as such additional indications as may be added to the scope of the license subject to the terms of the JT Agreement. Under the terms of the JT Agreement, OPKO received an initial upfront payment of $6 million. OPKO will receive another $6 million upon the initiation of OPKO’s planned phase 2 study for Rayaldee in dialysis patients in the U.S. OPKO is also eligible to receive up to an additional aggregate amount of $31 million upon the achievement of certain regulatory and development milestones by JT for Rayaldee in the JT Territory, and $75 million upon the achievement of certain sales based milestones by JT in the JT Territory. OPKO will also receive tiered, double digit royalty payments at rates ranging from low double digits to mid-teens on net product sales within the JT Territory. JT will, at its sole cost and expense, be responsible for performing all development activities necessary to obtain all regulatory approvals for Rayaldee in Japan and for all commercial activities pertaining to Rayaldee in Japan, except for certain preclinical expenses which OPKO has agreed to reimburse JT up to a capped amount.
The FDA approval for Rayaldee was supported by successful results from two pivotal phase 3 trials of Rayaldee that were identical randomized, double-blind, placebo-controlled, multi-site studies which established the safety and efficacy of Rayaldee as a new treatment for SHPT in adults with stage 3 or 4 CKD and vitamin D insufficiency.
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
We also are developing Rayaldee for other indications, including for SHPT in patients with vitamin D insufficiency and stage 5 CKD requiring regular hemodialysis. A phase 2 study of a higher dose product is expected to commence during the first half of 2018 for end stage renal disease patients on Rayaldee.
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
Our second most advanced renal product, Alpharen (Fermagate Tablets), is a new and potent non-absorbed phosphate binder to treat hyperphosphatemia in Stage 5 CKD patients requiring regular hemodialysis. Alpharen (Fermagate Tablets) has been shown to be safe and effective in treating hyperphosphatemia in phase 2 and 3 trials in stage 5 CKD patients undergoing chronic hemodialysis. Hyperphosphatemia, or elevated serum phosphorus, is common in dialysis patients and tightly linked to the progression of SHPT and vascular calcification, both of which drive morbidity and mortality. The kidneys provide the primary route of excretion for excess phosphorus absorbed from ingested food. As kidney function worsens, serum phosphorus levels increase and directly stimulate PTH secretion. Stage 5 CKD patients requiring dialysis must reduce their dietary phosphate intake and usually require regular treatment with orally administered phosphate binding agents to lower serum phosphorus to meet the recommendations of the Kidney Disease Improving Global Outcomes (“KDIGO”) Clinical Practice Guidelines that elevated serum phosphorus levels should be lowered toward the normal range. Hyperphosphatemia contributes to soft tissue mineralization and affects approximately 90% of dialysis patients. Dialysis patients require ongoing phosphate binder treatment to maintain controlled serum phosphorus levels. We are currentlyconsidering a single additional Phase 3 clinical trial to support marketing approvals in North America and in Europe.
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
SARM
Through the acquisition of Transition Therapeutics, a Toronto-based biotechnology company, we acquired OPK88004, an orally administered selective androgen receptor modulator (SARM) which we are developing for the treatment of BPH and other urologic and metabolic conditions. The selective and antagonistic properties of OPK88004 on the prostate appear to be well suited to potentially reduce prostate hyperplasia and volume, as well as provide anabolic therapeutic benefits such as increased lean body mass and physical function, and decreased fat mass in specific patient populations.
A Phase 2 study of 350 male subjects for another indication showed significantly increased lean body mass and muscle strength and significant fat mass reduction with no change in lower PSA levels. OPK88004 is currently being studied in a Phase 2 study in prostate cancer patients who have undergone radical prostatectomy. The main objective of the study is to examine the effect of OPK88004 on sexual function and quality of life issues associated with this patient population. An additional Phase 2b study to determine the optimal dose to treat patients with Benign Prostatic Hypertrophy (BPH) commenced in November 2017 and is expected to enroll 126 patients in the U.S. The main focus of the study is to determine the optimal dose of OPK88004 that will reduce prostate volume and PSA levels, and increase anabolic effects such lean body and decreased fat mass in BPH patients.
Oxyntomodulin
Our internal product development program is also currently focused on developing a once weekly administered oxyntomodulin for type 2 diabetes and obesity. Our most advanced oxyntomodulin product candidate, OPK88003, a once-weekly administered peptide for the treatment of type 2 diabetes and associated obesity, is a dual agonist of the GLP-1

(Glucagon-Like Peptide-1) and glucagon receptors. The receptors play an integral role in regulating appetite, food intake, satiety and energy utilization in the body. Stimulating both of the receptors, OPK88003 has the potential to regulate blood glucose.
OPK88003 has been evaluated in a Phase 2 study enrolling 420 type 2 diabetes subjects in a 24 week study consisting of a 12-week randomized blinded stage followed by a 12-week open-label stage. The study included four once-weekly dose arms of OPK88003 (10mg, 15mg, 30mg, 50mg), a placebo arm, and an active comparator arm (exenatide extended release – 2mg). The study was completed in February, 2016. Subjects receiving the highest dose of OPK88003 peptide once weekly in the study demonstrated significantly superior weight loss compared with currently approved extended release exenatide and placebo after 12 and 24 weeks of treatment. OPK88003 also provided a reduction in HbA1c, a marker of sugar metabolism, similar to exenatide at weeks 12 and 24.
We plan to evaluate OPK88003 in a dose escalation Phase 2b trial in 110 type 2 diabetics where patients will be treated with a dose escalation regimen over 3 months intended to optimize dose levels, and increase body weight loss and reduce the adverse event profile, such as nausea and vomiting. The patients will be treated for a total of 30 weeks in the study. The key primary endpoint will be HbA1c and secondary endpoints such as weight loss, lipid profile and safety will also be analyzed.
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

Our Phase 3 trial of hGH-CTP in pediatric patients was initiated in December 2016 and patient enrollment is ongoing. The global study is a 220 patient study in pediatric GHD patients designed to evaluate weekly treatment with hGH-CTP versus daily injections of Genotropin. The hGH-CTP is delivered in a pen device in this multi-regional study in over 30 countries. The GHD subjects will be treated weekly for 12 months. In addition to the Phase 3 pediatric study, we have continued without interruption our ongoing Phase 2 pediatric open label extension study for hGH-CTP. The Phase 2 pediatric patients have been treated with hGH-CTP for over 3 years, and some patients for over 4 years. We are currently switching all of the pediatric patients in this study to the disposable pen device. We have also initiated a 44 patient study in pediatric GHD patients in Japan and are planning to commence a global study for SGA. hGH-CTP has orphan drug designation in the U.S. and Europe for both adults and children with GHD.
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
•97% of hGH-CTP vs 6% of placebo group showed IGF-1 normalization; and
•The safety profile of hGH-CTP is consistent with that observed with those treated with daily growth hormone
Although there was no statistically significant difference between hGH-CTP and placebo on the primary endpoint of change in trunk fat mass from baseline to 26 weeks, after unblinding the study, we identified an exceptional value of trunk fat mass reduction in the placebo group that may have affected the primary outcome. We have now completed post-hoc sensitivity analyses to evaluate the influence of outliers on the primary endpoint results using multiple statistical approaches. Analyses that excluded outliers showed a statistically significant difference between hGH-CTP and placebo on the change in trunk fat mass. Additional analyses that did not exclude outliers showed mixed results. Following completion of the analyses, OPKO and Pfizer have agreed that OPKO may communicate with the FDA regarding a potential BLA submission. In addition, we have continued the adult phase 3 study extension to monitor and accumulate long term safety of hGH-CTP treatment in the adult GDH patient population.
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
In February 2016, we commenced a Phase 2a dose escalation study and a phase 1 dose escalating subcutaneous study in healthy volunteers to determine safety of our long acting Factor VIIa-CTP for the treatment of bleeding episodes in hemophilia A or B patients with inhibitors to Factor VIII or Factor IX.
We believe that the CTP technology may also be broadly applicable to other therapeutic proteins in the market and provide a reduction in the number of injections.
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

Oligonucleotide Therapeutics
OPKO CURNA, LLC (“CURNA”), previously CURNA Inc., is engaged in the discovery of new drugs for the treatment of a wide variety of illnesses, including cancer, heart disease, metabolic disorders and a range of genetic anomalies. CURNA’s broad platform technology utilizes a short, single strand oligonucleotide and is based on the up-regulation of protein production through interference with non-coding RNA’s, or natural antisense. This strategy contrasts with established approaches which down-regulate protein production. CURNA has designed a novel type of therapeutic modality, termed AntagoNAT, and has initially demonstrated this approach for up-regulation of several therapeutically relevant proteins in in vitro and animal models. We believe that this short, single strand oligonucleotide can be delivered intravenously or subcutaneously without the drug delivery or cell penetration complications typically associated with double stranded siRNA therapeutics. CURNA has identified and developed compounds which increase the production of over 80 key proteins involved in a large number of individual diseases. We have ongoing pre-clinical studies for several of these compounds, with an initial focus on orphan diseases including Dravet Syndrome, Rett Syndrome and MPS-1. We expect to initiate a phase 1 study for Dravet Syndrome during the first half of 2018.
NK-1 Program
We acquired rolapitant and other neurokinin-1 (“NK-1”) assets from Merck & Co. In December 2010, we exclusively out-licensed the development, manufacture and commercialization of our lead NK-1 candidate, VARUBI™ (rolapitant), to TESARO. VARUBI™, a potent and selective competitive antagonist of the NK-1 receptor, had successfully completed clinical testing for prevention of chemotherapy induced nausea and vomiting, or CINV, and post-operative induced nausea and vomiting. TESARO’s NDA for oral VARUBI™ was approved by the FDA in September 2015, and in November 2015, TESARO commenced the commercial launch of oral VARUBI™ in the United States. TESARO’s IV formulation of VARUBI™ was approved by the FDA in October 2017 and commercial sales commenced in November 2017. In January 2018, the package insert for VARUBI™ was updated to include mention of new adverse effects, including anaphylaxis, anaphylactic shock and other serious hypersensitivity reactions which were reported following its introduction to the market in November 2017. In late February 2018, TESARO announced it would suspend distribution of VARUBI™ IV, but would continue to support the oral product.
Under the terms of the license, we received a $6.0 million upfront payment from TESARO and we received $30.0 million of milestone payments upon achievement of certain regulatory and commercial sale milestones.We are eligible to receive additional commercial milestone payments of up to $85.0 million if specified levels of annual net sales are achieved. TESARO is also obligated to pay us tiered royalties on annual net sales achieved in the United States and Europe at percentage rates that range from the low double digits to the low twenties, and outside of the United States and Europe at low double-digit percentage rates. TESARO assumed responsibility for clinical development and commercialization of licensed products at its expense. Under the agreement, we will continue to receive royalties on a county-by-country and product-by-product basis until the later of the date that all of the patents rights licensed from us and covering rolapitant expire, are invalidated or are not enforceable, and 12 years from the date of the first commercial sale of the product.
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
Commercial Operations
We also intend to continue to leverage our global commercialization expertise to pursue acquisitions of commercial businesses that will both drive our growth and provide geographically diverse sales and distribution opportunities. During 2015, we acquired EirGen, a growing, profitable and cash flow positive specialty pharmaceutical company based in Ireland. EirGen is focused on the development and commercial supply of high potency, high barrier to entry, pharmaceutical products. Through its facility in Waterford, Ireland, EirGen currently manufactures high potency pharmaceutical products and exports to over 40 countries. High potency drugs such as those used for cancer chemotherapy are typically unsuitable for manufacture in normal multi-product facilities due to cross contamination risks.
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
RESEARCH AND DEVELOPMENT EXPENSES
During the years ended December 31, 2017, 2016, and 2015, we incurred $125.2 million, $111.2 million, and $99.5 million, respectively, of research and development expenses related to our various product candidates. During the years ended December 31, 2017, 2016, and 2015, our research and development expenses primarily consisted of OPKO Biologics and OPKO Renal development programs, including expenses related to the development of hGH-CTP and phase 3 clinical trials for Rayaldee.
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
Rayaldee
We have multiple U.S. patent families relating to Rayaldee. These patents are also filed in multiple countries worldwide. One patent family claims a sustained release oral dosage formulation and a method of treating 25-hydroxy vitamin D insufficiency or deficiency and will not expire until at least February 2027. A second patent family claims a method of administering 25-hydroxy vitamin D3 by controlled release, a formulation for controlled release of a vitamin D compound, a controlled release oral dosage formulation of a vitamin D compound and a method of treatment, and will not expire until at least April 2028. We also have additional patents and patent applications pending relating to the sustained release formulation and its use which will expire in 2034 and have licensed patents covering the capsule shell. The patents issued in the U.S. covering Rayaldee are listed in the Approved Drug Products with Therapeutic Equivalents Evaluations, or the Orange Book.

OPKO and/or its affiliates have entered into two exclusive license agreements with respect to Rayaldee patents in certain territories outside of North America with VFMCRP (Europe plus) and JT (Japan).
Rolapitant
The rolapitant line of patents, licensed to TESARO, includes multiple patent families that cover anti-nausea treatment for chemotherapy patients. These U.S. patents are also filed and granted in many countries around the world. One patent family covers the chemical composition of rolapitant and related compounds and expires in December 2023 (with the patent term adjustment). A patent term extension request was submitted to the USPTO in October 2015 to obtain an additional 1,716 days which will, upon approval, extend the rolapitant compound patent expiration date to August 2028.The second patent family covers pharmaceutical formulations, including a capsule formulation with a related method of use and expires in April of 2027. The third patent family covers particular aspects of the chemical composition of rolapitant as well as certain methods of treating delayed onset nausea and expires in April 2027. The fourth patent family covers a powdered pharmaceutical composition of a crystalline salt of rolapitant and expires in March 2028. The current line of rolapitant patents are approved for oral treatment. Patent applications directed towards the IV formulation of rolapitant are granted and/or currently pending in multiple jurisdictions. In addition to the patents covering rolapitant, OPKO has an additional patent family granted worldwide covering another NK-1 antagonist (SCH900978) and also has method patent applications filed covering its use in the treatment of pruritus.
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
OPK88003 and OPK88004
In 2016, we acquired Transition Therapeutics, Inc. which is developing multiple drug candidates that include OPK88003 (a long acting oxyntomodulin) and OPK88004 (a selective androgen receptor modulator (SARM)), each of which are licensed from Eli Lilly and have granted patents worldwide covering the compounds and their use in their respective indications. U.S. Pat. No. 8367607 covers OPK88003 and expires in December 2030, without extension. U.S. Pat. No. 7968587 covers OPK88004 and expires, without extension, in November 2027. In addition, Transition and its affiliates have patented compounds (scyllo-inositol) for the treatment of Alzheimer’s disease. The patents are pending or granted in many countries of the world. We and/or our affiliates will seek all available patent term extensions for our product candidates and products.
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
LICENSES AND COLLABORATIVE RELATIONSHIPS

Our strategy is to develop a portfolio of product candidates through a combination of internal development, acquisition, and external partnerships. Collaborations are key to our strategy and we continue to build relationships and forge partnerships in various areas where unmet medical need and commercial opportunities exist. In October 2017, we entered into a license and development agreement with JT for the development and commercialization of Rayaldee in Japan for the treatment of SHPT in non-dialysis and dialysis patients with CKD. In May 2016, we entered into a license and collaboration with VFMCRP for the development and commercialization of Rayaldee in Europe, Canada, Mexico, Australia, South Korea and certain other international markets for the treatment of SHPT in adults with CKD and vitamin D insufficiency. In December 2014, we entered into an exclusive agreement with Pfizer for the development and commercialization of our long-acting hGH-CTP for the treatment of GHD in adults and children, as well as for the treatment of growth failure in children born small for gestational age. Previously, we (or entities we have acquired) have completed strategic licensing transactions with the President and Fellows of Harvard College, Academia Sinica, The Scripps Research Institute, TESARO, INEOS Healthcare, and Arctic Partners, among others.
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
We are commercializing our 4Kscore product in the U.S., Europe and Mexico in a laboratory setting and seek to capitalize on near-term commercialization opportunities for our proprietary diagnostic point-of-care system by transitioning laboratory-based tests, including the 4Kscore, PSA, testosterone and other tests to our point-of-care system. We expect to leverage BioReference’s national marketing, sales and distribution resources, along with its almost 400-person sales and marketing team to support commercialization of the 4Kscore and Claros 1 products. Competitors to our diagnostics business are many and include major diagnostic companies, molecular diagnostic firms, universities, and research institutions.
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

GOVERNMENT REGULATION
The U.S. government regulates healthcare through various agencies, including but not limited to the following: (i) the FDA, which administers the Federal Food, Drug and Cosmetic Act (“FDCA”), as well as other relevant laws; (ii) the Centers for Medicare & Medicaid Services (“CMS”), which administers the Medicare and Medicaid programs; (iii) the Office of Inspector General (“OIG”), which enforces various laws aimed at curtailing fraudulent or abusive practices, including by way of example, the Anti-Kickback Statute, the Physician Self-Referral Law, commonly referred to as the Stark law, the Civil Monetary Penalty Law (including the beneficiary inducement prohibition) (“CMP”), and the laws that authorize the OIG to exclude healthcare providers and others from participating in federal healthcare programs; and (iv) the Office of Civil Rights, which administers the privacy aspects of the Health Insurance Portability and Accountability Act of 1996. All of the aforementioned are agencies within the Department of Health and Human Services (“HHS”). Healthcare is also provided or regulated, as the case may be, by the Department of Defense through its TRICARE program, the Department of Veterans Affairs, especially through the Veterans Health Care Act of 1992, the Public Health Service within HHS under Public Health Service Act § 340B (42 U.S.C. § 256b), the Department of Justice through the Federal False Claims Act and various criminal statutes, and state governments under the Medicaid and other state sponsored or funded programs and their internal laws regulating all healthcare activities.
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
Clinical Laboratory Operations
Our clinical laboratory operations are subject to regulations, which are designed to ensure the quality and reliability of clinical laboratories by mandating specific standards in the areas of personnel qualifications, administration and participation in proficiency testing, patient test management, quality control, quality assurance and inspections. Laboratories must undergo on-site surveys at least every two years, which may be conducted by CMS under the Federal Clinical Laboratory Improvement Amendments (“CLIA”) program or by a private CMS approved accrediting agency. The sanction for failure to comply with CLIA requirements may be suspension, revocation or limitation of a laboratory’s CLIA certificate, which is necessary to conduct business, as well as significant fines and/or criminal penalties. We are also subject to regulation of laboratory operations under state clinical laboratory laws. State clinical laboratory laws may require that laboratories and/or laboratory personnel meet certain qualifications, specify certain quality controls or require maintenance of certain records. Certain states, such as New York, California, Maryland, Pennsylvania, Rhode Island and Florida, each require that we obtain licenses to test specimens from patients residing in those states and additional states may require similar licenses in the future. Only Washington and New York State are exempt under CLIA, as these states have established laboratory quality standards at least as stringent as CLIA’s. Potential sanctions for violation of these statutes and regulations include significant fines and the suspension or loss of various licenses, certificates and authorizations.
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
Drug Development
The regulatory process, which includes overseeing preclinical studies and clinical trials of each pharmaceutical compound to establish its safety and efficacy and confirmation by the FDA that good laboratory, clinical, and manufacturing practices were maintained during testing and manufacturing, can take many years, requires the expenditure of substantial resources, and gives larger companies with greater financial resources a competitive advantage over us. Delays or terminations of clinical trials that we undertake would likely impair our development of product candidates. Delays or terminations could result from a number of factors, including stringent enrollment criteria, slow rate of enrollment, size of patient population, having to compete with other clinical trials for eligible patients, geographical considerations, failure to meet anticipated clinical success, patient safety concerns, and others.
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
After completion of clinical trials of a new drug product, FDA and foreign regulatory authority marketing approval must be obtained. Assuming that the clinical data support the product’s safety and effectiveness for its intended use, a Biologics License Application (BLA) or an NDA is submitted to the FDA for its review. Since the early 1990s, FDA has managed a user fee program whereby sponsors of drug applications pay a fee to the agency and the agency commits to meeting a series of performance goals designed to reduce drug review times. Generally, it takes one to three years to obtain approval. If questions arise during the FDA review process, approval may take a significantly longer period of time. The testing and approval processes require substantial time and effort and we may not receive approval on a timely basis, if at all, or the approval that we receive may be for a narrower indication than we had originally sought, potentially undermining the commercial viability of the product. Even if regulatory approvals are obtained, a marketed product is subject to continual review, and later discovery of previously unknown problems or failure to comply with the applicable regulatory requirements may result in restrictions on the marketing of a product or withdrawal of the product from the market as well as possible civil or criminal sanctions. For marketing outside the U.S., we also will be subject to foreign regulatory requirements governing human clinical trials and marketing approval for pharmaceutical products. The requirements governing the conduct of clinical trials, product licensing, pricing, and reimbursement vary widely from country to country.
In addition to clinical trial rules, FDA imposes other requirements on applicants including obligations related to Good Manufacturing Practices (GMPs), proper labeling, and other issues related to manufacturing and marketing a drug.
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
In December of 2016, Congress enacted the 21st Century Cures Act (P.L. 114-255) which contained provisions establishing a new Breakthrough Device pathway to allow faster patient access to devices and breakthrough technologies that provide for more effective treatment or diagnosis for life-threatening or irreversibly debilitating diseases, for which no approved or cleared treatment exists or that offer significant advantages over existing approved or cleared alternatives. FDA has just begun to implement this program and it is not clear if any of our products would be eligible.
Even when a clinical study has been approved by the FDA or deemed approved, the study is subject to factors beyond a manufacturer’s control, including, but not limited to the fact that the institutional review board at a given clinical site might not approve the study, might decline to renew approval which is required annually, or might suspend or terminate the study before the study has been completed. Also, the interim results of a study may not be satisfactory, leading the sponsor to terminate or suspend the study on its own initiative or the FDA may terminate or suspend the study. There is no assurance that a clinical study at any given site will progress as anticipated; there may be an insufficient number of patients who qualify for the study or who agree to participate in the study or the investigator at the site may have priorities other than the study. Also, there can be no assurance that the clinical study will provide sufficient evidence to assure the FDA that the product is safe and effective, a prerequisite for FDA approval of a PMA, or substantially equivalent in terms of safety and effectiveness to a predicate device, a prerequisite for clearance under 510(k). Even if the FDA approves or clears a device, it may limit its intended uses in such a way that manufacturing and distributing the device may not be commercially feasible. For marketing outside the U.S., we also will be subject to foreign regulatory requirements governing clinical trials and marketing approval for medical devices. The requirements governing the conduct of clinical trials, device clearance/approval, pricing, and reimbursement vary widely from country to country. In addition to the regulatory clearance and approval processes described herein, the FDA periodically issues draft guidance documents designed to provide additional detail on or reform aspects of the 510(k) and PMA clearance and approval processes. To the extent the FDA finalizes and implements these documents, the average 510(k) and PMA submission requirements and review times may change and devices that might previously have been cleared under the 510(k) process may require approval under the PMA process (and vice-versa). Additionally, since 2012, the FDA has collected user fees for the review of certain premarket submissions received on or after October 1, 2012, including 510(k) and PMA applications. These fees are intended to improve the device review process, but it is still too early to assess the actual impact on the industry.
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
If finalized in the October 2014 format, the Framework Guidance and the Notification Guidance may have a materially adverse effect on the time, cost, and risk associated with the Company’s development and commercialization of LDTs for the U.S. market, and there can be no assurance that clearances or approvals sought by the Company will be granted and maintained. However, the FDA’s authority to regulate LDTs continues to be challenged and the regulatory situation remains fluid. The FDA has indicated that it will continue dialogue with the industry, and the timeline and process for finalizing the draft guidance documents is unknown. We will continue to monitor changes to all domestic and international LDT regulatory policy so as to ensure compliance with the current regulatory scheme.
Impact of Regulation
The FDA in the course of enforcing the FDCA may subject a company to various sanctions for violating FDA regulations or provisions of the FDCA, including requiring recalls, issuing Warning Letters, seeking to impose civil money penalties, seizing devices that the agency believes are non-compliant, seeking to enjoin distribution of a specific drug or device seeking to revoke a clearance or approval, seeking disgorgement of profits and seeking to criminally prosecute a company and its officers and other responsible parties.
The levels of revenues and profitability of biopharmaceutical companies may be affected by the continuing efforts of government and third party payors to contain or reduce the costs of health care through various means. For example, in certain foreign markets, pricing or profitability of therapeutic and other pharmaceutical products is subject to governmental control. In the U.S., there have been, and we expect that there will continue to be, a number of federal and state proposals to implement similar governmental control. In addition, in the U.S. and elsewhere, sales of therapeutic and other pharmaceutical products are dependent in part on the availability and adequacy of reimbursement from third party payors, such as the government or private insurance plans. Third party payors are increasingly challenging established prices, and new products that are more expensive than existing treatments may have difficulty finding ready acceptance unless there is a clear therapeutic benefit. On April 1, 2014, the Protecting Access to Medicare Act of 2014 (“PAMA”) was enacted into law. Under PAMA, Medicare payment for clinical diagnostic laboratory tests are established by calculating a weighted mean of private payer rates with new rates. On November 17, 2017, CMS released the new clinical laboratory fee schedule which took effect on January 1, 2018. The new Medicare rates are lower than rates paid in 2017 for many of our clinical diagnostic laboratory tests. Even though the permitted annual decrease will be capped through 2023, the cap does not apply to new tests or new advanced diagnostic tests. We cannot assure you that any of our products will be considered cost effective, or that reimbursement will be available or sufficient to allow us to sell them competitively and profitably.
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
Additionally, as we operate in Europe, we may be subject to laws governing the collection, use, disclosure and transmission of personal and/or patient information. In December 2015, the European Union approved a General Data Protection Regulation (“GDPR”) to replace the current data protection directive, Directive 95/46/EC, which will take effect May 25, 2018. The GDPR governs the use and transfer of personal data and imposes enhanced penalties for noncompliance. We are currently evaluating how to adjust our operations so as to comply with the GDPR.
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
Open Payments Program
With the launch of Rayaldee, part of our business is now subject to the federal Physician Payments Sunshine Act under the Affordable Care Act, and its implementing regulations, which is implemented though the Open Payments Program(the “Open Payments Program”). The Open Payments Program requires manufacturers of drugs, devices, biological and medical supplies covered by Medicare, Medicaid or the Children’s Health Insurance Program, to report information related to certain payments or other transfers of value made or distributed to physicians and teaching hospitals, or to entities or individuals at the request of, or designated on behalf of, the physicians and teaching hospitals. Manufacturers must also report, on an annual basis, certain ownership and investment interests held by physicians and their immediate family members and payments or other “transfers of value” made to such physician owners. A failure to report each payment, other transfer of value, or ownership/investment interest in a timely, accurate, and complete manner may result in civil monetary penalties of up to $150,000 annually. Further, the “knowing” failure to report each payment, other transfer of value, or ownership/investment interest may result in a one million dollar annual penalty. Several other states and a number of countries worldwide have adopted or are considering the adoption of similar transparency laws. Any failure by us to implement proper procedures to track and report on a timely basis transfers of value to physicians and teaching hospitals could result in substantial penalties.
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
MANUFACTURING AND QUALITY
Other than our facilities in Waterford, Ireland, Guadalajara, Mexico, Nesher, Israel, and Banyoles, Spain, we currently have no pharmaceutical manufacturing facilities. We have entered into agreements with various third parties for the formulation and manufacture of our pharmaceutical clinical supplies. These suppliers and their manufacturing facilities must comply with FDA regulations, current good laboratory practices (“cGLPs”) and current good manufacturing practices (“cGMPs”). We plan to continue to outsource the manufacturing and formulation of our clinical supplies.
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
SALES & MARKETING
Our diagnostics business includes BioReference’s almost 400-person sales and marketing team in the U.S. to drive growth and leverage new products, including the 4Kscore prostate cancer test and the Claros 1 in-office immunoassay platform. We have a highly specialized, field based 64-person sales and marketing team in the U.S. dedicated to the launch and commercialization of Rayaldee. We also have limited sales and marketing personnel in Ireland, Chile, Spain, Mexico and Israel.
EMPLOYEES
As of December 31, 2017, we had 6,030 full-time employees worldwide. None of our employees are represented by a collective bargaining agreement.
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
We are not profitable and have incurred losses since our inception. We may not generate substantial revenue from the sale of proprietary pharmaceutical products or certain of our diagnostic products for some time and we have generated only limited revenue from our pharmaceutical operations in the United States, Chile, Mexico, Israel, Spain, and Ireland, and from sale of the 4Kscore test. We may not successfully leverage the national marketing, sales and distribution resources of BioReference to enhance sales of, and reimbursement for, our 4Kscore test and our other diagnostic products under development, which would adversely impact our ability to generate substantial revenue from the sale of these products for some time. Rayaldee is our only pharmaceutical product that has been approved for marketing, other than those products sold by our Chilean, Mexican, Israeli, Spanish, and Irish subsidiaries. We continue to incur substantial research and development and general and administrative expenses related to our operations and, to date, we have devoted most of our financial resources to research and development, including our pre-clinical development activities and clinical trials. We may incur losses from our operations for the foreseeable future and these losses could increase as we continue our research activities and conduct development of, and seek regulatory approvals and clearances for, our product candidates, and prepare for and begin to commercialize any approved or cleared products, particularly if we are unable to generate profits and cash flow from BioReference and our other commercial businesses. If we are unable to generate profits and cash flow from BioReference and our other commercial businesses, our product candidates fail in clinical trials or do not gain regulatory approval or clearance, or if our approved products and product candidates do not achieve market acceptance, we may never become profitable. In particular, if we are unable to successfully commercialize Rayaldee, we may never generate substantial revenues from Rayaldee or achieve profitability. In addition, if we are required by the U.S. Food and Drug Administration (“FDA”), to perform studies in addition to those we currently anticipate, our expenses will increase beyond current expectations and the timing of any potential product approval may be delayed. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods.
We may require substantial additional funding, which may not be available to us on acceptable terms, or at all.
As of December 31, 2017, we have cash and cash equivalents of $91.5 million. We believe we have sufficient cash and cash equivalents on hand or available to us from operations or through lines of credit to meet our anticipated cash requirements for operations and debt service beyond the next 12 months. We have based this estimate on assumptions that may prove to be wrong or subject to change, and we may be required to use our available capital resources sooner than we currently expect or curtail aspects of our operations in order to preserve our capital. Because of the numerous risks and uncertainties associated with the development and commercialization of our products and product candidates, the success of our relationships with Pfizer, VFMCRP and JT and the success of our integration of BioReference and Transition Therapeutics, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our current and anticipated clinical trials and our expanded commercial operations. Our future capital requirements will depend on a number of factors, including the successful commercialization of Rayaldee, our relationships with Pfizer, VFMCRP, and JT, cash flow generated by BioReference and costs associated with the integration of the BioReference and Transition Therapeutics operations, the continued progress of our research and development of product candidates, the timing and outcome of clinical trials and regulatory approvals, the costs involved in preparing, filing, prosecuting, maintaining, defending, and enforcing patent claims and other intellectual property rights, the status of competitive products, the availability of financing, and our success in developing markets for our products and product candidates.
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
Further, our drug candidates may not be approved or cleared even if they achieve their primary endpoints in phase 3 clinical trials or registration trials. In addition, our diagnostic test candidates may not be approved or cleared, as the case may be, even though clinical or other data are, in our view, adequate to support an approval or clearance. The FDA or other non-regulatory authorities may disagree with our trial design and our interpretation of data from pre-clinical studies and clinical trials. In addition, any of these regulatory authorities may change requirements for the approval or clearance of a product candidate even after reviewing and providing comment on a protocol for a pivotal clinical trial that has the potential to result in FDA and other non-U.S. regulatory authorities’ approval. Any of these regulatory authorities may also approve or clear a product candidate for fewer or more limited indications or uses than we request or may grant approval or clearance contingent on the performance of costly post-marketing clinical trials. The FDA or other non-U.S. regulatory authorities may not approve the labeling claims necessary or desirable for the successful commercialization of our product candidates.
The results of our clinical trials may show that our product candidates may cause undesirable side effects, which could interrupt, delay or halt clinical trials, resulting in the denial of regulatory approval by the FDA and other non-U.S. regulatory authorities.
Safety concerns with drug products over the years have resulted in the withdrawal of drug products, revisions to drug labeling that further limit use of the drug products, and establishment of risk management programs that may, for instance, restrict distribution of drug products. Attention to drug safety issues may result in a more cautious approach by the FDA to clinical trials. Data from clinical trials may receive greater scrutiny with respect to safety, which may make the FDA or other regulatory authorities more likely to terminate clinical trials before completion, or require longer or additional clinical trials that may result in substantial additional expense and a delay or failure in obtaining approval or approval for a more limited indication than originally sought.
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
We rely on licensing agreements with Vifor Fresenius Medical Renal Care Pharma Ltd (“VFMCRP”) and Japan Tobacco (“JT”) for the international development and marketing of Rayaldee. Failure to maintain these license agreements could prevent us from successfully developing and commercializing Rayaldee worldwide.
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
In October 2017, we entered into a Development and License Agreement (the “JT Agreement”) with JT under which JT was granted the exclusive rights for the development and commercialization of Rayaldee in Japan. The license grant to JT covers the therapeutic and preventative use of the product for (i) SHPT in non-dialysis and dialysis patients with CKD, (ii) rickets, and (iii) osteomalacia, as well as such additional indications as may be added to the scope of the license subject to the terms of the JT Agreement. Under the terms of the JT Agreement, we received an initial upfront payment of $6 million and we will receive an additional $6 million upon the initiation of our planned phase 2 study for Rayaldee in dialysis patients in the U.S. We are also eligible to receive up to an additional aggregate amount of $31 million upon the achievement of certain regulatory and development milestones by JT for Rayaldee in Japan, and $75 million upon the achievement of certain sales based milestones by JT. We will also receive tiered, double digit royalty payments at rates ranging from low double digits to mid-teens on net sales within Japan. JT will, at its sole cost and expense, be responsible for performing all development activities necessary to obtain all regulatory approvals for Rayaldee in Japan and for all commercial activities pertaining to Rayaldee in Japan, except for certain preclinical expenses which we have agreed to reimburse JT up to a capped amount. If JT, for any reason, including but not limited to early termination of the JT Agreement, fails to devote sufficient resources to successfully develop and market Rayaldee in Japan, our ability to earn milestone payments or receive royalty payments would be adversely affected, which could have a material adverse effect on our financial condition and prospects.
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
There is no assurance that clinical trials for hGH-CTP will be successful or support marketing approval, or that we will be able to obtain marketing approval for the product, or any other product candidate we are developing. Before they can be marketed, our products in development must be approved by the FDA or similar foreign governmental agencies. The process for obtaining FDA approval is both time-consuming and costly, with no certainty of a successful outcome. Before obtaining regulatory approval for the sale of any drug candidate, we must conduct extensive preclinical tests and clinical trials to demonstrate the safety and efficacy in humans of our product candidates. Although the safety profile for hGH-CTP has been consistent with that observed with those treated with daily growth hormone, further testing or patient use may undermine those determinations or unexpected side effects may arise. A failure of any preclinical study or clinical trial can occur at any stage of testing. The results of preclinical and initial clinical testing of these products may not necessarily indicate the results that will be obtained from later or more extensive testing. It also is possible to suffer significant setbacks in advanced clinical trials, even after obtaining promising results in earlier trials. In December 2016, we announced preliminary topline data from our Phase 3, double blind, placebo controlled study of hGH-CTP in adults with GHD. Although there was no statistically significant difference between hGH-CTP and placebo on the primary endpoint of change in trunk fat mass from baseline to 26 weeks, after unblinding the study, we identified an exceptional value of trunk fat mass reduction in the placebo group that may have affected the primary outcome. We completed post-hoc sensitivity analyses to evaluate the influence of outliers on the primary endpoint results using multiple statistical approaches. Analyses that excluded outliers showed a statistically significant difference between hGH-CTP and placebo on the change in trunk fat mass. Additional analyses that did not exclude outliers showed mixed results. There can be no assurance that the FDA will consider the sensitivity analysis or consider the product for approval for adults with GHD. If phase 3 clinical trials for hGH-CTP are not successful or we are unable to achieve regulatory approval for this product, our business will be significantly adversely impacted, which could have a materially adverse effect on our business, financial condition and results of operations.

Our business is substantially dependent on our ability to develop, launch and generate revenue from our diagnostic products.
Our business is dependent on our ability to successfully commercialize the 4Kscore test and other diagnostic products, including the Claros 1. We are committing significant resources to the development and commercialization of these products, and there is no guarantee that we will be able to successfully commercialize these tests. We have limited experience in developing, manufacturing, selling, marketing and distributing diagnostic tests. If we fail to leverage the national marketing, sales and distribution resources of BioReference to enhance sale of, and reimbursement for, the 4Kscore test and other diagnostic products including the Claros 1, our ability to generate substantial revenue from the sale of these products will be adversely impacted. If we are not able to successfully develop, market or sell diagnostic tests we develop for any reason, including the failure to obtain any required regulatory approvals, obtain reimbursement for, or successfully integrate BioReference, we will not generate any meaningful revenue from the sale of such tests. Even if we are able to develop effective diagnostic tests for sale in the marketplace, a number of factors could impact our ability to sell such tests or generate any significant revenue from the sale of such tests, including without limitation:

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
We have made a significant investment in our laboratory operations through the acquisition of BioReference. We compete in the clinical laboratory market primarily on the basis of the quality of testing, reporting and information systems, reputation in the medical community, the pricing of services and ability to employ qualified personnel. Our failure to successfully compete on any of these factors could result in the loss of clients and a reduction in our revenues and profits. To offset efforts by payors to reduce the cost and utilization of clinical laboratory services, we will need to obtain and retain new clients and business partners and grow the laboratory operations. A reduction in tests ordered, specimens submitted by existing clients, or payment rates, without offsetting growth in our client base, could impact our ability to successfully grow our business and could have a material adverse impact on our ability to generate profits and cash flow from the laboratory operations.
Discontinuation or recalls of existing testing products, failure to develop, or acquire, licenses for new or improved testing technologies or our clients using new technologies to perform their own tests could adversely affect our business.
From time to time, manufacturers discontinue or recall reagents, test kits or instruments used by us to perform laboratory testing. Such discontinuations or recalls could adversely affect our costs, testing volume and revenue.
The clinical laboratory industry is subject to changing technology and new product introductions. Our success in maintaining a leadership position in genomic and other advanced testing technologies will depend, in part, on our ability to develop, acquire or license new and improved technologies on favorable terms and to obtain appropriate coverage and reimbursement for these technologies. We may not be able to negotiate acceptable licensing arrangements and it cannot be certain that such arrangements will yield commercially successful diagnostic tests. If we are unable to license these testing methods at competitive rates, our research and development costs may increase as a result. In addition, if we are unable to license or develop new or improved technologies to expand our esoteric testing operations, our testing methods may become outdated when compared with our competition and testing volume and revenue may be materially and adversely affected.
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
The clinical laboratory business is intensely competitive both in terms of price and service. Pricing of laboratory testing services is often one of the most significant factors used by health care providers and third-party payors in selecting a laboratory. As a result of the clinical laboratory industry undergoing significant consolidation, larger clinical laboratory providers are able to increase cost efficiencies afforded by large-scale automated testing. This consolidation results in greater price competition. We may be unable to increase cost efficiencies sufficiently, if at all, and as a result, our net earnings and cash flows could be negatively impacted by such price competition. Additionally, we may also face changes in contracting with third party payors, fee schedules, competitive bidding for laboratory services or other actions or pressures reducing payment schedules as a result of increased or additional competition.
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

▪	delay or failure to reach agreement on acceptable clinical trial agreement terms or clinical trial protocols with prospective sites or investigators;

▪	delay or failure to obtain institutional review board (“IRB”) approval to conduct or renew a clinical trial at a prospective site; and

▪	insufficient liquidity to fund our preclinical and clinical studies.
The completion of our clinical trials could also be substantially delayed or prevented by several factors, including:

▪	slower than expected rates of patient recruitment and enrollment;

▪	failure of patients to complete the clinical trial;

▪	unforeseen safety issues;

▪	lack of efficacy evidenced during clinical trials;

▪	termination of our clinical trials by one or more clinical trial sites;

▪	inability or unwillingness of patients or medical investigators to follow our clinical trial protocols;

▪	inability to monitor patients adequately during or after treatment; and

▪	insufficient liquidity to fund ongoing studies.
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
We currently have a sixty-four person specialized sales and marketing team for Rayaldee in the U.S. If we are unable to develop or maintain a strong sales, marketing and distribution capability on our own or through collaborations with marketing partners, we will not be successful in commercializing Rayaldee or our other pharmaceutical products or product candidates in the U.S.
Other than our 64 person specialized sales and marketing team dedicated to Rayaldee, we currently have no pharmaceutical marketing, sales or distribution capabilities in the U.S. Any failure or inability to maintain adequate sales, marketing, and distribution capabilities would adversely impact the commercialization of Rayaldee or our other pharmaceutical products or candidates. If we are not successful in commercializing our existing and future pharmaceutical products and product candidates, either on our own or through collaborations with one or more third parties, our product revenue will suffer and we may incur significant additional losses.
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
Similarly, negligence in performing our services can lead to injury or other adverse events. We may be sued under physician liability or other liability law for acts or omissions by our pathologists, laboratory personnel and other employees. We are subject to the attendant risk of substantial damages awards and risk to our reputation.
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
The coverage and reimbursement status of newly approved or cleared drugs, diagnostic and laboratory tests is uncertain, and failure of our pharmaceutical products, diagnostic tests or laboratory to be adequately covered by insurance and eligible for adequate reimbursement could limit our ability to market any future product candidates we may develop and decrease our ability to generate revenue from any of our existing and future product candidates that may be approved or cleared. The commercial success of our existing and future products in both domestic and international markets will depend in part on the availability of coverage and adequate reimbursement from third-party payors, including government payors, such as the Medicare and Medicaid programs, managed care organizations, and other third-party payors, as well as our ability to obtain in network status with such payors. The government and other third-party payors are increasingly attempting to contain health care costs by limiting both insurance coverage and the level of reimbursement for new drugs and diagnostic tests and restricting in network status of laboratory providers. As a result, they may not cover or provide adequate payment for our product candidates. These payors may conclude that our products are less safe, less effective, or less cost-effective than existing or later-introduced products. These payors may also conclude that the overall cost of the procedure using one of our devices exceeds the overall cost of the competing procedure using another type of device, and third-party payors may not approve our products for insurance coverage and adequate reimbursement or approve our laboratory for in network status.
The failure to obtain coverage and adequate or any reimbursement for our products, or health care cost containment initiatives that limit or restrict reimbursement for our products, may reduce any future product revenue. Even though a drug (not administered by a physician) may be approved by the FDA, this does not mean that a Prescription Drug Plan (“PDP”), a private insurer operating under Medicare Part D, will list that drug on its formulary or will set a reimbursement level. PDPs are not required to make every FDA-approved drug available on their formularies. If our drug products are not listed on sufficient number of PDP formularies or if the PDPs’ levels of reimbursement are inadequate, our business, results of operations, and financial condition could be materially adversely affected. Private health plans, such as managed care plans and pharmacy benefit management (PBM) programs may also not include our products on formularies, use other techniques that may restrict access to our products or set a lower reimbursement rate than anticipated.
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
In 2017, Congress reauthorized the Generic Drug User Fee Act (GDUFA). The generic drug user fee program, established in 2012, is designed to speed the approval of new generic drugs. In addition, over the past few months, FDA has used its regulatory authority to enact other programs to streamline the path to market for generic drugs. In addition, a regulatory pathway for biosimilars was established in 2012 including a new user fee program to promote the development of these products that show no clinically meaningful differences from innovator biologics. Though they have their own statutory market pathway, like generic drugs, biosimilars can receive FDA approval by providing less clinical data than the innovator product. Biosimilars are expected to be less expensive competitors to innovator biologics reducing prices overall. We anticipate several new biosimilars reaching the market over the next year.
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
We take steps to ensure that all clinical data and genetic and other biological samples are collected from subjects who provide informed consent for the data and samples as required by applicable laws and we work to ensure that the subjects from whom our data and samples are collected do not retain any proprietary or commercial rights to the data or samples or any discoveries derived from them. However, because we may collect data and samples from countries that are governed by a number of different regulatory regimes, there are many complex legal questions relating to the adequacy of informed consent that we must continually address. The adequacy of any given subject’s informed consent may be challenged in the future, and any given informed consent may prove unlawful or otherwise inadequate for our purposes. Any findings against us, or our clinical collaborators, could obligate us to stop using some of our clinical samples, which in turn may hinder our product development efforts. Such a result would also likely involve legal challenges that may consume our management and financial resources.
Failure to timely or accurately bill and collect for our services could have a material adverse effect on our revenues and our business.
Billing for laboratory testing services is extremely complicated and is subject to extensive and non-uniform rules and administrative requirements. Depending on the billing arrangement and applicable law, we bill various payors, such as patients, insurance companies, Medicare, Medicaid, physicians, hospitals and employer groups. Changes in laws and regulations and payor practices increase the complexity and cost of our billing process. Additionally, in the U.S., third-party payors generally require billing codes on claims for reimbursement that describe the services provided. For laboratory services, the American Medical Association establishes most of the billing codes using a data code set called Current Procedural Terminology, or CPT, codes and the World Health Organization establishes diagnostic codes using a data set called International Statistical Classification of Diseases, or ICD-10, codes. Each third-party payor generally develops payment amounts and coverage policies for their beneficiaries or members that ties to the CPT code established for the laboratory test and the ICD-10 code selected by the ordering or performing physician. Therefore, coverage and reimbursement may differ by payor even if the same billing code is reported for claims filing purposes. For laboratory tests without a specific billing code, payors often review claims on a claim-by-claim basis and there are increased uncertainties as to coverage and eligibility for reimbursement.
In addition to the items described above, third-party payers, including government programs, may decide to deny payment or recoup payments for testing that they contend was improperly billed or not medically necessary, against their coverage determinations, or for which they believe they have otherwise overpaid (including as a result of their own error), and we may be required to refund payments already received. Our revenues may be subject to retroactive adjustment as a result of these factors among others, including without limitation, differing interpretations of billing and coding guidance and changes by government agencies and payors in interpretations, requirements, and “conditions of participation” in various programs.
We implemented a new billing system for our laboratory business in the third quarter of 2016. The adoption of the new billing system, which replaced the old billing system, poses several challenges relating to, among other things, training of personnel, communication of new rules and procedures, changes in corporate culture, migration of data, and the potential instability of the new system. As an integral part of our billing compliance program, we assess our billing and coding practices in the ordinary course of business, respond to payor audits on a routine basis, and investigate reported failures or suspected failures to comply with federal and state healthcare reimbursement requirements, as well as overpayment claims which may arise from time to time without fault on the part of the Company. We have in the ordinary course of business been the subject of recoupments by payors and have from time to time identified and reimbursed payors for overpayments.
.
Incorrect or incomplete documentation and billing information, as well as the other items described above, among other factors, could result in non-payment for services rendered or having to pay back amounts incorrectly billed and collected. Further, the failure to timely or correctly bill could lead to various penalties, including: (1) exclusion from participation in CMS and other government programs; (2) asset forfeitures; (3) civil and criminal fines and penalties; and (4) the loss of various licenses, certificates and authorizations necessary to operate our business, any of which could have a material adverse effect on our results of operations or cash flows.Failure in our information technology systems, including by cybersecurity attacks or other data security incidents, could significantly increase testing turn-around time or billing processes and otherwise disrupt our operations.
Our operations depend, in part, on the continued performance of our information technology systems. Our information technology systems are potentially vulnerable to physical or electronic break-ins, computer viruses and similar disruptions. In addition, we are in the process of integrating the information technology systems of our subsidiaries, and we may experience system failures or interruptions as a result of this process. Sustained system failures or interruption of our systems in one or more of our laboratory operations could disrupt our ability to process laboratory requisitions, perform testing, provide test results in a timely manner and/or bill the appropriate party. Failure of our information technology systems could adversely affect our business, profitability and financial condition.
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
The healthcare industry has experienced a trend of consolidation among healthcare insurance plans, resulting in fewer but larger insurance plans with significant bargaining power to negotiate fee arrangements with healthcare providers, including clinical testing providers. These healthcare plans, and independent physician associations, may demand that clinical testing providers accept discounted fee structures or assume all or a portion of the financial risk associated with providing testing services to their members through capped payment arrangements. In addition, some healthcare plans limit the laboratory network to only a single national or regional laboratory to obtain improved fee-for-service pricing. There is also an increasing number of patients enrolling in consumer driven products and high deductible plans that involve greater patient cost-sharing.

The increased consolidation among healthcare plans also has increased the potential adverse impact of ceasing to be a contracted provider with any such insurer.
We expect continuing efforts to limit the number of participating laboratories in payor networks, reduce reimbursements, to impose more stringent cost controls and to reduce utilization of clinical test services. These efforts, including future changes in third-party payor rules, practices and policies, or failing to become a contracted provider or ceasing to be a contracted provider to a healthcare plan, may have a material adverse effect on our business.
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
We have obtained licenses from, among others, INEOS Healthcare, the President and Fellows of Harvard College, The Scripps Research Institute, Arctic Partners, TESARO, and Academia Sinica, among others, that are necessary or useful for our business. In addition, we intend to enter into additional licenses of third-party intellectual property in the future. We cannot guarantee that no third parties will step forward and assert inventorship or ownership in our in-licensed patents. In some cases, we may rely on the assurances of our licensors that all ownership rights have been secured and that all necessary agreements are intact or forthcoming.
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
We may from time to time become subject in the ordinary course of business to material legal action related to, among other things, intellectual property disputes, professional liability, contractual and employee-related matters, as well as inquiries from governmental agencies and Medicare or Medicaid carriers and other payors requesting comment and information on allegations of billing irregularities and other matters that are brought to their attention through billing audits, third parties or other sources. The health care industry is subject to substantial federal and state government regulation and audit. Legal actions could result in substantial monetary damages as well as damage to the Company’s reputation with customers, which could have a material adverse effect upon our results of operations and financial position.
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
The research, testing, manufacturing, labeling, approval, selling, marketing, and distribution of drug products, diagnostic products, or medical devices are subject to extensive regulation by the FDA and other non-U.S. regulatory authorities, which regulations differ from country to country. In general, we are not permitted to market our product candidates in the U.S. until we receive approval of a Biologics License Application (BLA), an approval of a NDA, a clearance letter under the premarket notification process, or 510(k) process, or an approval of a PMA from the FDA. To date, we have only submitted one NDA which was approved in June 2016. We have not received marketing approval or clearance for any of our diagnostic product candidates, other than a CE Mark for our point-of-care PSA test and a CE Mark for our 4Kscore test. We submitted our PMA for the PSA test in November 2017 and are actively engaged with FDA in the review of the PMA. Obtaining approval of a NDA or PMA can be a lengthy, expensive, and uncertain process. With respect to medical devices, while the FDA reviews and clears a premarket notification in as little as three months, there is no guarantee that our products will qualify for this more expeditious regulatory process, which is reserved for Class I and II devices, nor is there any assurance that even if a device is reviewed under the 510(k) process that the FDA will review it expeditiously or determine that the device is substantially equivalent to a lawfully marketed non-PMA device. If the FDA fails to make this finding, then we cannot market the device. In lieu of acting on a premarket notification, the FDA may seek additional information or additional data which would further delay our ability to market the product. Furthermore, we are not permitted to make changes to a device approved through the PMA or 510(k) which affects the safety or efficacy of the device without first submitting a supplement application to the PMA and obtaining FDA approval or cleared premarket notification for that supplement. In some cases, the FDA may require clinical trials to support a supplement application. In addition, failure to comply with FDA, non-U.S. regulatory authorities, or other applicable U.S. and non-U.S. regulatory requirements may, either before or after product approval or clearance, if any, subject our company to administrative or judicially imposed sanctions, including, but not limited to the following:

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
Regulatory approval of an NDA or NDA supplement, BLA, PMA, PMA supplement or clearance pursuant to a pre-market notification is not guaranteed, and the approval or clearance process, as the case may be, is expensive and may, especially in the case of an NDA or PMA application, take several years. The FDA also has substantial discretion in the drug and medical device approval and clearance process. Failure can occur at any stage, and we could encounter problems that cause us to abandon clinical trials or to repeat or perform additional pre-clinical studies and clinical trials. The number of pre-clinical studies and clinical trials that will be required for FDA approval or clearance varies depending on the drug or medical device candidate, the disease or condition that the drug or medical device candidate is designed to address, and the regulations applicable to any particular drug or medical device candidate. The FDA can delay, limit or deny approval or clearance of a drug or medical device candidate for many reasons, including:

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
Such LDT testing is currently under the purview of CMS and state agencies that provide oversight of the safe and effective use of LDTs. However, the FDA has consistently asserted that it has the regulatory authority to regulate LDTs despite historically exercising enforcement discretion. In furtherance of that position, the FDA issued two draft guidance documents in October 2014: Framework for Regulatory Oversight of Laboratory Developed Tests (the “Framework Guidance”); and (2) FDA Notification and Medical Device Reporting for Laboratory Developed Tests (the “Notification Guidance”). The Framework Guidance outlines the FDA’s plan to adopt over time a risk-based approach to regulating LDTs whereby different classifications of LDTs would be subject to different levels of FDA oversight and enforcement, including, for example, prohibitions on adulteration and misbranding, establishment registration and device listing, premarket notification, banned devices, records and reports, good manufacturing practices, adverse event reporting, premarket review of safety, effectiveness, and clinical validity, and quality system requirements. The Notification Guidance is intended to explain how clinical laboratories should notify the FDA of the LDTs they develop and how to satisfy Medical Device Reporting requirements. On January 13, 2017, the FDA published a synthesis of feedback on the Framework Guidance and Notification Guidance titled, Discussion Paper on Laboratory Developed Tests (the “Discussion Paper”). The Discussion Paper provided notice that the FDA would not issue a final guidance on the oversight of LDTs to allow for further public discussion on appropriate oversight approach, and to give congressional authorizing committees the opportunity to develop a legislative solution. The outcome and ultimate impact of such proposals on the business is difficult to predict at this time. However, the FDA’s authority to regulate LDTs continues to be challenged and the regulatory situation is fluid. The timeline and process for finalizing the draft guidance documents is unknown. We will continue to monitor changes to all domestic and international LDT regulatory policy so as to ensure compliance with the current regulatory scheme.
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
We are subject to numerous federal and state regulations, including, but not limited to:

•	federal and state laws applicable to billing and claims payment;

•	federal and state laboratory anti-mark-up laws;

•	federal and state anti-kickback laws;

•	physician self-referral law;

•	federal and state false claims laws;

•	federal self-referral and financial inducement prohibition laws, commonly known as the Stark Law, and the state equivalents;

•	federal and state laws governing laboratory licensing and testing, including CLIA;

•	federal and state laws governing the development, use and distribution of LDTs;

•	HIPAA, along with the revisions to HIPAA as a result of the HITECH Act, and analogous state laws and non-US laws, including the General Data Protection Regulation;

•	federal, state and foreign regulation of privacy, security, electronic transactions and identity theft;

•	federal, state and local laws governing the handling, transportation and disposal of medical and hazardous waste;

•	Occupational Safety and Health Administration rules and regulations;

•	changes to laws, regulations and rules as a result of the implementation and/or repeal of part or all of 2010 Health Care Reform Legislation; and

•	changes to other federal, state and local laws, regulations and rules, including tax laws.
If we fail to comply with existing or future applicable laws and regulations, we could suffer civil or criminal penalties, including the loss of our licenses to operate our laboratories and our ability to participate in federal and state healthcare programs. Different interpretations and enforcement policies of existing statutes and regulations applicable to our business could subject our current practices to allegations of impropriety or illegality, or could require us to make significant changes to our operations. Under the FCA, whistleblower or qui tam provisions allow a private individual to bring actions on behalf of the federal government alleging that the defendant has submitted a false claim to the federal government, and to share in any monetary recovery. In recent years, the number of suits brought by private individuals has increased dramatically and we may be subject to such suits. Violations of the FCA could result in enormous economic liability and could have a material impact on the Company. As a result of political, economic, and regulatory influences, the healthcare delivery industry in the U.S. is under intense scrutiny and subject to fundamental changes. We cannot predict which reform proposals will be adopted, when they may be adopted, or what impact they may have on us. The costs associated with complying with federal and state regulations could be significant and the failure to comply with any such legal requirements could have a material adverse effect on our financial condition, results of operations, and liquidity.
Tax reform may significantly affect the Company and its stockholders.
On December 22, 2017, President Trump signed into law the Tax Cuts and Jobs Act (the “Tax Act”) that significantly reforms the Internal Revenue Code of 1986, as amended (the “Code”). The Tax Act, among other things, includes changes to U.S. federal tax rates, including reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, limitations of the tax deduction for interest expense to 30% of adjusted earnings (except for certain small businesses), limitations of the deduction for net operating losses to 80% of current year taxable income and elimination of net operating loss carrybacks, one time taxation of offshore earnings at reduced rates regardless of whether they are repatriated, elimination of U.S. tax on foreign earnings (subject to certain important exceptions), immediate deductions for certain new investments instead of deductions for depreciation expense over time, modifying or repealing many business deductions and credits and putting into effect the migration from a “worldwide” system of taxation to a territorial system. Notwithstanding the reduction in the corporate income tax rate, the overall impact of the new federal tax law is uncertain and our business and financial condition could be adversely affected. In addition, it is uncertain if and to what extent various states will adjust their policies in response to the newly enacted federal tax law. The impact of this tax reform as well as other tax laws and regulations in the U.S. or other countries where we do business on holders of our common stock and our operating results and financial position is uncertain and could be adverse.
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
The Company may also be required to comply with the data privacy and security laws of other countries in which it operates or from which it receives data transfers. The European Union enacted the General Data Protection Regulation (GDPR) to replace the current data protection directive, Directive 95/46/EC, which will take effect May 25, 2018, and which has a broader application and enhanced penalties for noncompliance. The GDPR, which is wide-ranging in scope, governs the collection and use of personal data in the EU and will impose operational requirements for companies that receive or process personal data of residents of the European Union that are different than those currently in place in the European Union. The GDPR will apply to our European operations and possibly to our laboratory and clinical development operations. The Company is evaluating the scope of work required to comply with the new EU regulations.
In March 2014, CareEvolve, BioReference’s wholly-owned connectivity subsidiary, became aware that there had been a HIPAA breach with regard to one of its servers managed at an internet service provider site called XAND, where the server was inadvertently configured so that it was accessible to the Internet for a brief period. Upon becoming aware of the matter, CareEvolve immediately took the server offline and removed all indexed files that could be located on the internet. In the meantime, an Internet data collection “robot” operated by Google, Inc. had briefly acquired data from a server and made it available to Internet searches. To the best of our knowledge, there were no known disclosures of this Patient Health Information (“PHI”) to unauthorized parties. BioReference self-reported this incident to the appropriate government agency, the Office of Civil Rights (“OCR”). OCR notified BioReference that it has initiated an investigation of the breach report, and the Company is awaiting further discussion, investigation and action by OCR. Since March 2014, BioReference has taken meaningful steps to further improve its HIPAA and cybersecurity platform, including engaging independent and specialized IT consultants to conduct HIPAA and cybersecurity assessments, reviewing data security and internal safeguards, and continuously implementing enhanced security measures to minimize the risk of similar occurrences in the future. We have had other data and security breaches in the ordinary course and such breaches may continue to happen from time to time despite our best efforts to prevent such breaches and safeguard private information. Some of these other data and security breaches have been reported to OCR and we are awaiting discussion, investigation or action by OCR. Any action by OCR may require us to pay fines or take remedial actions that may be expensive and require the attention of management, any of which may have a material adverse effect on the Company and our results of operations.
We have and will continue to receive certain personal and financial information about our clients and their patients. In addition, we depend upon the secure transmission of confidential information over public networks. While we take reasonable and prudent steps to protect this protected information, a compromise in our security systems that results in client or patient personal information being obtained by unauthorized persons or our failure to comply with security requirements for financial transactions could adversely affect our reputation with our clients and result in litigation against us or the imposition of penalties, all of which may adversely impact our results of operations, financial condition and liquidity.
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
Compliance with the ICD-10-CM Code Set was required to be in place by October 1, 2015. The Company will continue its assessment of information systems, applications and processes for compliance with these requirements. Clinical laboratories are typically required to submit health care claims with diagnosis codes to third party payors. The diagnosis codes must be obtained from the ordering physician for clinical laboratory testing and from the interpreting pathologist for anatomic pathology services. Our failure or the failure of third party payors or physicians to comply with these requirements could have an adverse impact on reimbursement, days sales and cash collections.
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
Our failure to comply with applicable laws and regulations could result in our inability to receive payment for our services or result in attempts by third-party payors, such as Medicare and Medicaid, to recover payments from us that have already been made. Submission of claims in violation of certain statutory or regulatory requirements can result in penalties, including substantial civil money penalties for each item or service billed to Medicare in violation of the legal requirement, and exclusion from participation in Medicare and Medicaid. Government authorities may also assert that violations of laws and regulations related to submission or causing the submission of claims violate the federal False Claims Act (“FCA”) or other laws related to fraud and abuse, including submission of claims for services that were not medically necessary. Under the FCA, whistleblower or qui tam provisions allow a private individual to bring actions on behalf of the federal government alleging that the defendant has submitted a false claim to the federal government, and to share in any monetary recovery. In recent years, the number of suits brought by private individuals has increased dramatically and we may be subject to such suits. Violations of the FCA could result in enormous economic liability. The FCA provides that all damages are trebled, and each false claim submitted is subject to a penalty of up to $21,916. For example, we could be subject to FCA liability if it was determined that the services we provided were not medically necessary and not reimbursable, particularly if it were asserted that we contributed to the physician’s referrals of unnecessary services to us. It is also possible that the government could attempt to hold us liable under fraud and abuse laws for improper claims submitted by an entity for services that we performed if we were found to have knowingly participated in the arrangement that resulted in submission of the improper claims.
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
The U.S. Congress has considered, at least yearly in conjunction with budgetary legislation, changes to one or both of the Medicare fee schedules under which we receive reimbursement, which include the physician fee schedule for anatomical pathology services, and the clinical laboratory fee schedule for our clinical laboratory services. For example, currently there is no copayment or coinsurance required for clinical laboratory services, although there is for our services that are paid under the physician fee schedule. However, Congress has periodically considered imposing a 20 percent coinsurance on laboratory services. If enacted, this would require us to attempt to collect this amount from patients, although in many cases the costs of collection would exceed the amount actually received. In April 2015, changes to the physician fee schedule were enacted under the Medicare Access and CHIP Reauthorization Act of 2015 (“MACRA”).
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
Third party payors are increasingly challenging established prices, and new products that are more expensive than existing treatments may have difficulty finding ready acceptance unless there is a clear therapeutic benefit. On April 1, 2014, the Protecting Access to Medicare Act of 2014 (“PAMA”) was enacted into law. Under PAMA, Medicare payment for clinical diagnostic laboratory tests is established by calculating a weighted mean of private payer rates. On November 17, 2017, CMS released the new clinical laboratory fee schedule which took effect on January 1, 2018.The new Medicare rates are lower than rates paid in 2017 for many of our clinical diagnostic laboratory tests. Even though the permitted annual decrease will be capped through 2023, the cap does not apply to new tests or new advanced diagnostic tests. We cannot assure you that any of our products will be considered cost effective, or that reimbursement will be available or sufficient to allow us to sell them competitively and profitably.
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
Most significantly, on March 23, 2010, President Obama signed into law both the Affordable Care Act and the reconciliation law known as Health Care and Education Affordability Reconciliation Act (the “Reconciliation Act”) and, combined we refer to both Acts as the “2010 Health Care Reform Legislation.” The constitutionality of the 2010 Health Care Reform Legislation was confirmed on June 28, 2012 by the Supreme Court of the United States. However, as discussed in further detail below, the current Presidential administration has attempted to repeal and replace the 2010 Health Care Reform Legislation.
Beyond coverage and reimbursement changes, the 2010 Health Care Reform Legislation subjects manufacturers of medical devices to an excise tax of 2.3% on certain U.S. sales of medical devices beginning in January 2013. However, a two-year moratorium on the tax was issued on December 18, 2015. The moratorium was extended for an additional two-year period on January 22, 2018. As such, the excise tax does not apply to sales in 2016 through 2019. The return of the tax in January 2020 will likely increase our expense in the future.
Additionally, the 2010 Health Care Reform Legislation included significant fraud and abuse measures, including (i) required disclosures under the Open Payments Program (which implements the requirements of the Physician Payments Sunshine Act), which in conjunction with its implementing regulations, requires certain manufacturers of certain drugs, biologics, and devices that are reimbursed by Medicare and Medicaid to report annually certain payments or “transfers of value” provided to physicians and teaching hospitals and to report annually ownership and investment interests held by physicians and their immediate family members during the preceding calendar year, (ii) lower thresholds for violations, and (iii) increasing potential penalties for such violations. Federal funding available for combating health care fraud and abuse generally has increased. Many of the laws and regulations applicable to our business, particularly those relating to billing and reimbursement of tests and those relating to relationships with physicians, hospitals and patients, contain language that has not been interpreted by courts. We must rely on our interpretation of these laws and regulations based on the advice of our counsel and regulatory or law enforcement authorities may not agree with our interpretation of these laws and regulations and may seek to enforce legal remedies or penalties against us for violations. From time to time we may need to change our operations, particularly pricing or billing practices, in response to changing interpretations of these laws and regulations or regulatory or judicial determinations with respect to these laws and regulations. These occurrences, regardless of their outcome, could damage our reputation and harm important business relationships that we have with healthcare providers, payors and others. Furthermore, if a regulatory or judicial authority finds that we have not complied with applicable laws and regulations, we could be required to refund amounts that were billed and collected in violation of such laws and regulations. In addition, we may voluntarily refund amounts that were alleged to have been billed and collected in violation of applicable laws and regulations. In either case, we could suffer civil and criminal damages, fines and penalties, exclusion from participation in governmental healthcare programs and the loss of licenses, certificates and authorizations necessary to operate our business, as well as incur liabilities from third-party claims, all of which could harm our operating results and financial condition. Moreover, regardless of the outcome, if we or physicians or other third parties with whom we do business are investigated by a regulatory or law enforcement authority we could incur substantial costs, including legal fees, and our management may be required to divert a substantial amount of time to an investigation.
Prior to the 2016 U.S. elections (including the current Presidential administration), regulations under the 2010 Health Care Reform Legislation were expected to continue being drafted, released and finalized throughout the next several years. In 2017, the President and members of Congress sought to repeal and replace the 2010 Health Care Reform Legislation. It is uncertain whether such repeal and replace legislation will be enacted into law, and if enacted, what the impact might be on our business. It is also uncertain whether regulatory changes to the implementation of the 2010 Health Care Reform Legislation will restrict patient access to affordable insurance and impact their access to novel, biosimilar and complex generic products. The full effects of any repeal and replacement of the 2010 Health Care Reform Legislation, or regulatory changes to its implementation, cannot be known until a new law is enacted or existing law is implemented through regulations or guidance issued by the CMS and other federal and state health care agencies. Because of the continued uncertainty about the implementation of the 2010 Health Care Reform Legislation, including the potential for further legal challenges or repeal of that legislation, we cannot quantify or predict with any certainty the likely impact of the 2010 Health Care Reform Legislation or its repeal on our business model, prospects, financial condition or results of operations. We also anticipate that Congress, state legislatures, and third-party payors may continue to review and assess alternative healthcare delivery and payment systems and may in the future propose and adopt legislation or policy changes or implementations effecting additional fundamental changes in the healthcare delivery system. In addition, litigation may prevent some or all of the legislation from taking effect. We cannot assure you as to the ultimate content, timing, or effect of changes, nor is it possible at this time to estimate the impact of any such potential legislation.
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
We may fail to realize the anticipated benefits of the mergers with BioReference, Transition Therapeutics, and other acquisitions.
The success of the mergers will depend on, among other things, our ability to combine our business with that of BioReference and Transition in a manner that facilitates growth opportunities and realizes synergies and cost savings. We believe that the mergers will provide an opportunity for revenue growth. However, we must successfully combine our business with that of BioReference and Transition in a manner that permits these benefits to be realized. In addition, we must achieve the anticipated growth and cost savings without adversely affecting current revenues and investments in future growth. If we are not able to successfully achieve these objectives, the anticipated benefits of the mergers may not be realized fully, or at all, or may take longer to realize than expected.
The failure to integrate successfully the business and operations of BioReference in the expected time frame may adversely affect our future results.
Historically, we and BioReference have operated as independent companies. There can be no assurances that our and BioReference’s businesses can be integrated successfully. It is possible that the integration process could result in the loss of our or BioReference’s key employees, the loss of customers, the disruption of either company’s or both companies’ ongoing businesses or in unexpected integration issues, higher than expected integration costs and an overall post-completion integration process that takes longer than originally anticipated. Specifically, the following issues, among others, must be addressed in integrating our operations with BioReference’s operations in order to realize the anticipated benefits of the merger so we perform as expected:

•	combining the companies’ operations and corporate functions, as well as obtaining anticipated synergies;

•
combining our business with BioReference’s business and meeting the capital requirements of the combined company, in a manner that permits us to achieve the cost savings or revenue synergies anticipated to result from the merger, the failure of which would result in the anticipated benefits of the merger not being realized in the time frame currently anticipated or at all;

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
We have a large amount of goodwill and other intangible assets and we are required to perform an annual, or in certain situations a more frequent, assessment for possible impairment for accounting purposes. At December 31, 2017, we have goodwill and other intangible assets of $2.0 billion, or approximately 79% of our total assets. If we do not achieve our planned operating results, we may be required to incur a non-cash impairment charge. Any impairment charges in the future will adversely affect our results of operations. A significant write down of goodwill and/or other intangible assets would have a material adverse effect on our reported results of operations and net worth.
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
As of February 26, 2018, our directors, executive officers, principal stockholders, and affiliated entities beneficially owned, in the aggregate 41.13% of our outstanding voting securities. Frost Gamma Investments Trust (“Gamma Trust”), of which Phillip Frost, M.D., the Company’s Chairman and CEO, is the sole trustee, is deemed to beneficially own in the aggregate approximately 32.95% of our Common Stock as of February 27, 2018. As a result, Dr. Frost acting with other members of management, would have the ability to significantly impact the election of our Board of Directors, the adoption or amendment of provisions in the Company’s Certificate of Incorporation, the approval of mergers and other significant corporate transactions, and the outcome of issues requiring approval by our stockholders. This concentration of ownership may also have the effect of delaying or preventing a change in control of our company that may be favored by other stockholders. This could prevent transactions in which stockholders might otherwise recover a premium for their shares over current market prices.
A significant short position in our stock could have a substantial impact on the trading price of our stock.

Historically, there has been a significant “short” position in our common stock. As of February 15, 2018, investors held a short position of approximately 57,503,433 million shares of our common stock which represented approximately 10.3% of our outstanding common stock. The anticipated downward pressure on our stock price due to actual or anticipated sales of our stock by some institutions or individuals who engage in short sales of our common stock could cause our stock price to decline. Such stock price decrease could encourage further short-sales that could place additional downward pressure on our stock price. This could lead to further increases in the already large short position in our common stock and cause volatility in our stock price.
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
We have identified and remediated control deficiencies in the past, and we cannot assure you that we will at all times in the future be able to report that our internal controls are effective. In addition, material weaknesses in the design and operation of the internal control over financial reporting of companies that we acquire could have a material adverse effect on our business and operating results. Our acquisition of BioReference and Transition Therapeutics and possible future acquisitions may increase this risk by expanding the scope and nature of operations over which we must develop and maintain internal control over financial reporting. If we cannot provide reliable financial reports or prevent fraud, our results of operation could be harmed. Our failure to maintain the effective internal control over financial reporting could cause the cost related to remediation to increase and could cause our stock price to decline. In addition, we may not be able to accurately report our financial results, may be subject to regulatory sanction, and investors may lose confidence in our financial statements.
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

ITEM 1B.     UNRESOLVED STAFF COMMENTS.
None.

ITEM 2.     PROPERTIES.
Our principal corporate office is located at 4400 Biscayne Blvd, Miami, Florida. We lease this space from Frost Real Estate Holdings, LLC (“Frost Real Estate”), an entity which is controlled by Dr. Phillip Frost, our Chairman of the Board and Chief Executive Officer. Pursuant to the lease agreement with Frost Real Estate Holdings, we lease approximately 29,500 square feet, which encompasses space for our corporate offices and administrative services. Effective January 1, 2017, we entered into an amendment to our lease agreement with Frost Real-Estate Holdings. The lease, as amended, is for a three-year term. The lease provides for payments of approximately $81 thousand per month in the first year increasing annually to $86 thousand per month in the third year, plus applicable sale tax.
The table below summarizes certain information as to our significant physical properties as of December 31, 2017:

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

ITEM 3.     LEGAL PROCEEDINGS.
We are involved from time to time in various claims and legal actions arising in the ordinary course of business.
As previously reported, in April 2017, the Civil Division of the United States Attorney’s Office for the Southern District of New York (the “SDNY”) informed BioReference that it believes that, from 2006 to the present, BioReference had, in violation of the False Claims Act, improperly billed Medicare and TRICARE (both are federal government health care programs) for clinical laboratory services provided to hospital inpatient beneficiaries at certain hospitals. BioReference is reviewing and assessing the allegations made by the SDNY, and, at this point, BioReference has not determined whether there is any merit to the SDNY’s claims nor can it determine the extent of any potential liability. While management cannot predict the outcome of these matters at this time, the ultimate outcome could be material to our business, financial condition, results of operations, and cash flows.
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
The following table sets forth for the periods indicated the high and low sales prices per share of our Common Stock during each of the quarters set forth below as reported on the NASDAQ or NYSE, as applicable:

	High	Low
2017
First Quarter	$9.55	$7.13
Second Quarter	8.04	5.99
Third Quarter	7.24	5.85
Fourth Quarter	7.08	4.50
2016
First Quarter	$11.85	$7.12
Second Quarter	11.39	8.71
Third Quarter	11.31	8.91
Fourth Quarter	12.15	8.92
As of February 20, 2018, there were approximately 620 holders of record of our Common Stock.
We have not declared or paid any cash dividends on our Common Stock. No cash dividends have been previously paid on our Common Stock and none are anticipated in fiscal 2018.

Stock Performance Graph
The following graph compares the five-year cumulative total return of our Common Stock with the S&P 500 Index and the NASDAQ Biotechnology Index. The graph assumes $100 invested on December 31, 2012 in our Common Stock and in each of the foregoing indices. The stock price performance reflected in the graph below is not necessarily indicative of future price performance.

## COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

$300
$250
$200
$150
$100
$50
$0
12/12
12/13
12/14
12/15
12/16
12/17
Opko Health Inc
S&P 500
NASDAQ Biotechnology

*$100 invested on 12/31/12 in stock or index, including reinvestment of dividends.

	12/31/2012	12/31/2013	12/31/2014	12/31/2015	12/31/2016	12/31/2017
OPKO Health, Inc.	$100.00	$175.47	$207.69	$208.94	$193.35	$101.87
S&P 500	100.00	132.39	150.51	152.59	170.84	208.14
NASDAQ Biotechnology	100.00	174.05	230.33	244.29	194.95	228.29

Recent Sales of Unregistered Securities
None.

ITEM 6.     SELECTED FINANCIAL DATA.
The following selected historical consolidated statement of operations data for the years ended December 31, 2017, 2016, 2015, 2014 and 2013 and the consolidated balance sheet data as of December 31, 2017, 2016, 2015, 2014 and 2013, below are derived from our audited consolidated financial statements and related notes thereto. This data should be read in conjunction with our “Management’s Discussion and Analysis of Financial Condition and Results of Operation” and our consolidated financial statements and the related notes thereto.

	For the years ended December 31,
(In thousands, except share and per share information)	2017	2016	2015	2014	2013
Statement of operations data:
Revenues	$1,067,503	$1,221,661	$491,738	$91,125	$96,530
Costs and expenses:
Cost of revenue	620,130	611,482	235,239	48,009	48,860
Operating expenses	727,435	683,454	354,980	188,931	127,302
Total costs and expenses	1,347,565	1,294,936	590,219	236,940	176,162
Operating loss	(280,062)	(73,275)	(98,481)	(145,815)	(79,632)
Other income and (expense), net	4,518	(271)	(39,517)	(25,212)	(24,586)
Income tax benefit (provision)	(18,855)	56,115	113,675	(24)	(1,672)
Net loss	(308,870)	(25,083)	(31,428)	(174,638)	(117,346)
Net loss attributable to common shareholders	$(308,870)	$(25,083)	$(30,028)	$(171,666)	$(114,827)
Loss per share, basic and diluted:
Net loss per share	$(0.55)	$(0.05)	$(0.06)	$(0.41)	$(0.32)
Weighted average number of common shares outstanding basic and diluted:	559,160,565	550,846,553	488,065,908	422,014,039	355,095,701
Balance sheet data:
Total assets	$2,584,556	$2,766,619	$2,799,188	$1,267,664	$1,391,516
Long-term liabilities	$397,843	$411,515	$567,492	$348,812	$426,687
Total shareholders’ equity	$1,885,378	$2,091,808	$1,979,794	$835,741	$872,979

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

OVERVIEW
We are a diversified healthcare company that seeks to establish industry-leading positions in large and rapidly growing medical markets. Our diagnostics business includes BioReference Laboratories (“BioReference”), the nation’s third-largest clinical laboratory with a core genetic testing business and an almost 400-person sales and marketing team to drive growth and leverage new products, including the 4Kscore prostate cancer test and the Claros 1 in-office immunoassay platform (in development). Our pharmaceutical business features Rayaldee, an FDA-approved treatment for secondary hyperparathyroidism (“SHPT”) in adults with stage 3 or 4 chronic kidney disease (“CKD”) and vitamin D insufficiency (launched in November 2016), and VARUBI™ for chemotherapy-induced nausea and vomiting (oral formulation launched by partner TESARO in November 2015 and IV formulation launched in November 2017), OPK88004, a selective androgen receptor modulator being developed for benign prostatic hyperplasia and other urologic and metabolic conditions, and OPK88003, a once or twice weekly oxyntomodulin for type 2 diabetes and obesity which is a clinically advanced drug candidate among the new class of GLP-1 glucagon receptor dual agonists (Phase 2b). Our pharmaceutical business also features hGH-CTP, a once-weekly human growth hormone injection (in Phase 3 and partnered with Pfizer), and a once-daily Factor VIIa drug for hemophilia (Phase 2a).
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
RECENT DEVELOPMENTS
On October 12, 2017, EirGen, our wholly-owned subsidiary, and Japan Tobacco Inc. (“JT”) entered into a Development and License Agreement (the “JT Agreement”) granting JT the exclusive rights for the development and commercialization of Rayaldee in Japan (the “JT Territory”). The license grant to JT covers the therapeutic and preventative use of Rayaldee for (i) SHPT in non-dialysis and dialysis patients with CKD, (ii) rickets, and (iii) osteomalacia (the “JT Initial Indications”), as well as such additional indications as may be added to the scope of the license subject to the terms of the JT Agreement (the “JT Additional Indications”, and together with the JT Initial Indications, the “JT Field”).
OPKO received an initial upfront payment of $6 million. OPKO will receive another $6 million upon the initiation of OPKO’s planned phase 2 study for Rayaldee in dialysis patients in the U.S. OPKO is also eligible to receive up to an additional aggregate amount of $31 million upon the achievement of certain regulatory and development milestones by JT for Rayaldee in the JT Territory, and $75 million upon the achievement of certain sales based milestones by JT in the JT Territory. OPKO will also receive tiered, double digit royalty payments at rates ranging from low double digits to mid-teens on sales of Rayaldee within the JT Territory and in the JT Field. JT will, at its sole cost and expense, be responsible for performing all development activities necessary to obtain all regulatory approvals for Rayaldee in Japan and for all commercial activities pertaining to Rayaldee in Japan, except for certain preclinical expenses which OPKO has agreed to reimburse JT up to a capped amount.

RESULTS OF OPERATIONS
For The Years Ended December 31, 2017 and December 31, 2016

Revenues	For the years ended December 31,
(In thousands)	2017	2016	Change
Revenue from services	$889,076	$1,012,129	$(123,053)
Revenue from products	107,759	83,467	24,292
Revenue from transfer of intellectual property and other	70,668	126,065	(55,397)
Total revenues	$1,067,503	$1,221,661	$(154,158)
The decrease in Revenue from services is attributable to decreased reimbursement at BioReference’s GeneDx division and decreased volume and overall reimbursement at BioReference. Revenue from services for the year ended December 31, 2017 was also affected by adjustments to the estimated payment amounts from third-party payors and claims of overpayment, including as a result of payor error. The increase in Revenue from products principally reflects an increase in revenue from OPKO Chile, Spain and EirGen. Revenue from products in 2017 also reflects $9.1 million of revenue from sales of Rayaldee, which was launched in the U.S. in November 2016. Revenue from transfer of intellectual property decreased as a result of $50.0 million of revenue from the initial payment in the VFMCRP Agreement for the year ended December 31, 2016, which was partially offset by $10.0 million of revenue from a milestone payment from our licensee, TESARO, for the year ended December 31, 2017. Revenue from transfer of intellectual property for the years ended December 31, 2017 and 2016 also reflects $57.8 million and $70.6 million, respectively, of revenue related to the Pfizer Transaction.
Costs of revenue. Costs of revenue for the year ended December 31, 2017 increased $8.6 million compared to the prior year. The decrease in cost of service revenue is attributable to decreased revenue at BioReference. The increase in cost of product revenue is attributable to an increase in revenue at OPKO Chile, Spain and EirGen and to cost of revenue related to sales of Rayaldee, which was launched in the U.S. in November 2016. Also included in cost of product revenue for the year ended December 31, 2017 is $5.4 million of inventory obsolescence expense related primarily to the launch of Rayaldee. Cost of revenue for the years ended December 31, 2017 and 2016 were as follows:

Cost of Revenue	For the years ended December 31,
(In thousands)	2017	2016	Change
Cost of service revenue	$558,953	$564,103	$(5,150)
Cost of product revenue	61,177	47,379	13,798
Total cost of revenue	$620,130	$611,482	$8,648
Selling, general and administrative expenses. Selling, general and administrative expenses for the years ended December 31, 2017 and 2016 were $521.0 million and $490.9 million, respectively. The increase in selling, general and administrative expenses was primarily due to costs related to the launch of Rayaldee and increased selling, general and administrative expenses at BioReference, which was partially offset by a decrease in severance costs. Included in selling, general and administrative expenses for the years ended December 31, 2017 and 2016 are $5.8 million and $17.9 million, respectively, of net severance costs for certain BioReference executives. These severance costs include $2.8 million and $8.9 million of expense related to the acceleration of stock option vesting for certain BioReference executives in 2017 and 2016, respectively. Selling, general and administrative expenses for the year ended December 31, 2017 also include $8.8 million of expense to write-off certain other current assets.
Selling, general and administrative expenses during the years ended December 31, 2017 and 2016, include equity-based compensation expense of $21.2 million and $33.4 million, respectively, including the expense related to the acceleration of stock option vesting for certain BioReference executives.
Research and development expenses. Research and development expenses for the years ended December 31, 2017 and 2016 were $125.2 million and $111.2 million, respectively. Research and development costs include external and internal expenses, partially offset by third-party grants and funding arising from collaboration agreements. External expenses include clinical and non-clinical activities performed by contract research organizations, lab services, purchases of drug and diagnostic product materials and manufacturing development costs. We track external research and development expenses by individual program for phase 3 clinical trials for drug approval and PMAs for diagnostics tests, if any. Internal expenses include employee-related expenses including salaries, benefits and equity-based compensation expense. Other internal research and development expenses are incurred to support overall research and development activities and include expenses related to general overhead and facilities.
The following table summarizes the components of our research and development expenses:

	For the years ended December 31,
	2017	2016
External expenses:
Phase 3 clinical trials	$15,339	$12,161
Manufacturing expense for biological products	47,737	35,985
PMA studies	1,089	—
Earlier-stage programs	7,620	6,297
Research and development employee-related expenses	29,970	28,676
Other internal research and development expenses	24,680	30,752
Third-party grants and funding from collaboration agreements	(1,249)	(2,666)
Total research and development expenses	$125,186	$111,205
The increase in research and development expenses is primarily due to an increase in research and development expenses related to hGH-CTP, a long acting human growth hormone which was outlicensed to Pfizer in 2015, and to the acquisition of Transition Therapeutics in August 2016. In addition, during the years ended December 31, 2017 and 2016, we recorded, as an offset to research and development expenses, $1.2 million and $2.7 million, respectively, related to research and development grants received from our collaboration and funding agreements. Research and development expenses for the years ended December 31, 2017 and 2016 include equity-based compensation expenses of $5.1 million and $7.5 million, respectively. We expect our research and development expenses to increase as we continue to expand our research and development of potential future products.
Contingent consideration. Contingent consideration income (expense) for the years ended December 31, 2017 and 2016, were $3.4 million of income and $17.0 million of expense, respectively. The change in contingent consideration income (expense) was attributable to contingent consideration for OPKO Renal during the year ended December 31, 2017 due to changes in assumptions regarding the timing of achievement of future milestones of Rayaldee. The contingent consideration liabilities of $41.4 million at December 31, 2017 relate to potential amounts payable to former stockholders of CURNA, OPKO Diagnostics and OPKO Renal pursuant to our acquisition agreements in January 2011, October 2011 and March 2013, respectively.
Amortization of intangible assets. Amortization of intangible assets was $84.7 million and $64.4 million, respectively, for the years ended December 31, 2017 and 2016. Amortization expense reflects the amortization of acquired intangible assets with defined useful lives. Amortization of intangible assets for the years ended December 31, 2017 and 2016 includes $16.0 million and $8.0 million, respectively, of amortization expense related to intangible assets for Rayaldee. Upon the FDA’s approval of Rayaldee in June 2016, we reclassified $187.6 million of IPR&D related to Rayaldee from In-process research and development to Intangible assets, net in our Consolidated Balance Sheets and began to amortize that asset. Our indefinite lived IPR&D assets will not be amortized until the underlying development programs are completed. Upon obtaining regulatory approval by the U.S. FDA, the IPR&D assets will be accounted for as a finite-lived intangible asset and amortized on a straight-line basis over its estimated useful life. Amortization of intangible assets for the year ended December 31, 2017 also includes an impairment charge of $13.2 million to write our intangible asset for VARUBI™ down to its estimated fair value.
Interest income. Interest income for the years ended December 31, 2017 and 2016, was not significant as our cash investment strategy emphasizes the security of the principal invested and fulfillment of liquidity needs.
Interest expense. Interest expense for the years ended December 31, 2017 and 2016, was $6.6 million and $7.4 million, respectively. Interest expense is principally related to interest incurred on the 2033 Senior Notes including amortization of related deferred financing costs and to the interest incurred on BioReference’s outstanding debt under its credit facility.
Fair value changes of derivative instruments, net. Fair value changes of derivative instruments, net for the years ended December 31, 2017 and 2016, were $0.1 million and $2.8 million of income, respectively. Fair value changes of derivative instruments, net reflects non-cash income related to the changes in the fair value of the embedded derivatives in the 2033 Senior Notes of $3.2 million and $7.0 million for the years ended December 31, 2017 and 2016, respectively. For the year ended December 31, 2017, we observed a decrease in the market price of our Common Stock which resulted in the decrease in the estimated fair value of our embedded derivatives in the 2033 Senior Notes through the last valuation on February 1, 2017. Fair value changes of derivative instruments, net for the year ended December 31, 2017 also reflects $2.9 million of expense related to the change in the fair value of warrants and options to purchase additional shares of Neovasc, Inc. (“Neovasc”) and Xenetic Biosciences, Inc. (“Xenetic”). Fair value changes of derivative instruments, net for the year ended December 31, 2016 also reflects $4.2 million of expense related to the change in the fair value of warrants and options to purchase additional shares of Neovasc , Cocrystal Pharma, Inc. (“Cocrystal”), ARNO Therapeutics, Inc. (“ARNO”) and MabVax Therapeutics Holdings, Inc. (“MabVax”).
Other income and (expense), net. Other income and (expense), net for the years ended December 31, 2017 and 2016, were $10.5 million and $3.9 million of income, respectively. Other income for the year ended December 31, 2017 primarily consists of a $3.0 million gain on the sale of non-strategic assets at a wholly-owned BioReference subsidiary, a $1.5 million gain on the sale of certain available for sale investments, a $2.5 million gain in connection with the acquisition transaction between Eloxx Pharmaceuticals, Inc. and Sevion Therapeutics, Inc., and a $1.9 million gain in connection with the dilution of our equity method investment in VBI Vaccines Inc. (“VBI”). Other income (expense), net for the year ended December 31, 2016 primarily consists of a $2.5 million gain recognized in connection with the merger of SciVac Therapeutics Inc. (“STI”) and VBI, a $5.0 million gain recognized in connection with the settlement of a legal matter and foreign currency transaction gains recognized during the period, which was partially offset by a $4.8 million other-than-temporary impairment charge to write our investments in Xenetic, ARNO and RXi Pharmaceuticals Corporation (“RXi”) down to their respective fair values.
Income tax benefit (provision). Our income tax benefit (provision) for the years ended December 31, 2017 and 2016 was $(18.9) million, and $56.1 million, respectively. The change in income tax provision is primarily due to the establishment of valuation allowance against certain U.S. and non-U.S. deferred tax assets. As of December 31, 2017, the Company determined that it is more likely than not that certain U.S. and non-U.S. deferred tax assets will not be realized and recorded a valuation allowance of $28.7 million. On December 22, 2017, the Tax Act was enacted into law and the new legislation reduced the corporate income tax rate from 35% to 21% which required us to remeasure our U.S. deferred tax assets and liabilities and recognize the effect in the period of enactment, resulting in $31.8 million of expense, with an equal offset to valuation allowance.
Loss from investments in investees. We have made investments in other early stage companies that we perceive to have valuable proprietary technology and significant potential to create value for us as a shareholder or member. We account for these investments under the equity method of accounting, resulting in the recording of our proportionate share of their losses until our share of their loss exceeds our investment. Until the investees’ technologies are commercialized, if ever, we anticipate they will report a net loss. Loss from investments in investees was $14.5 million and $7.7 million for the years ended December 31, 2017 and 2016, respectively. The increase in Loss from investments in investees is attributable to losses recognized on our investment in Pharmsynthez in 2017.
For The Years Ended December 31, 2016 and December 31, 2015

Revenues. Revenues for the year ended December 31, 2016 increased $729.9 million compared to the prior year. Revenues for the years ended December 31, 2016 and 2015 were as follows:

Revenues	For the years ended December 31,
(In thousands)	2016	2015	Change
Revenue from services	$1,012,129	$329,739	$682,390
Revenue from products	83,467	80,146	3,321
Revenue from transfer of intellectual property and other	126,065	81,853	44,212
Total revenues	$1,221,661	$491,738	$729,923
The increase in Revenue from services is attributable to the acquisition of BioReference in August 2015. The increase in Revenue from products principally reflects an increase in revenue from EirGen, which we acquired in May 2015, and an increase in revenue from OPKO Chile. Revenue from transfer of intellectual property for the year ended December 31, 2016 principally reflects $50.0 million of revenue from the initial payment in the VFMCRP Agreement and $70.6 million of revenue from the transfer of intellectual property related to the Pfizer Transaction. Revenue from transfer of intellectual property for the year ended December 31, 2015 principally reflects $65.5 million of revenue from the transfer of intellectual property related to the Pfizer Transaction and $15.0 million of revenue from a milestone payment from our licensee, TESARO, in the fourth quarter of 2015.

Costs of revenue. Costs of revenue for the year ended December 31, 2016 increased $376.2 million compared to the prior year. Our acquisition of BioReference in August 2015 accounted for $375.9 million of the increase in cost of service revenue. The increase in cost of product revenue is attributable to an increase in cost of revenue from EirGen and OPKO Chile, which was partially offset by the deconsolidation of SciVac Therapeutics Inc. (“STI”) in July 2015. Cost of revenue for the years ended December 31, 2016 and 2015 were as follows:

Cost of Revenue	For the years ended December 31,
(In thousands)	2016	2015	Change
Cost of service revenue	$564,103	$193,305	$370,798
Cost of product revenue	47,379	41,934	5,445
Total cost of revenue	$611,482	$235,239	$376,243
Selling, general and administrative expenses. Selling, general and administrative expenses for the years ended December 31, 2016 and 2015 were $490.9 million and $196.6 million, respectively. The increase in selling, general and administrative expenses for the year ended December 31, 2016 was primarily due to the acquisition of BioReference in August 2015, which accounted for $382.4 million of selling, general and administrative expenses in the 2016 period compared to $118.1 million for the comparable period of 2015. In addition, the year ended December 31, 2016 included costs related to the launch of Rayaldee. Included in selling, general and administrative expenses for the year ended December 31, 2016 are $17.9 million of severance costs for certain BioReference executives.
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
The increase in research and development expenses during the year ended December 31, 2016, is due to an increase in research and development expenses related to hGH-CTP, a long acting human growth hormone which was outlicensed to Pfizer in 2015, and to an increase in research and development expenses for Factor VIIa-CTP. Research and development expenses for the year ended December 31, 2016 also include $8.8 million from the acquisitions of BioReference and EirGen in August 2015 and May 2015, respectively, compared to $4.1 million for the comparable period of 2015. This was partially offset by decreased expenses incurred by OPKO Renal related to the development of Rayaldee. In addition, during the years ended December 31, 2016 and 2015, we recorded, as an offset to research and development expenses, $2.7 million and $2.3 million, respectively, related to research and development grants received from our collaboration and funding agreements. Research and development expenses for the year ended December 31, 2016 and 2015 include equity-based compensation expenses of $7.5 million and $7.9 million, respectively. We expect our research and development expenses to increase as we continue to expand our research and development of potential future products.
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
Amortization of intangible assets. Amortization of intangible assets was $64.4 million and $28.0 million, respectively, for the years ended December 31, 2016 and 2015. Amortization expense reflects the amortization of acquired intangible assets with defined useful lives. Amortization of intangible assets for the year ended December 31, 2016 also includes $8.0 million of amortization expense related to intangible assets for Rayaldee. Upon the FDA’s approval of Rayaldee in June 2016, we reclassified $187.6 million of IPR&D related to Rayaldee from In-process research and development to Intangible assets, net in our Consolidated Balance Sheet and began to amortize that asset. Amortization of intangible assets for the year ended December 31, 2016 includes $43.2 million and $2.5 million from BioReference and EirGen which we acquired in August 2015 and May 2015, respectively, compared to $14.6 million and $1.7 million, respectively, for the comparable period of 2015.
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
Interest expense. Interest expense for the years ended December 31, 2016 and 2015, was $7.4 million and $8.4 million, respectively. Interest expense is principally related to interest incurred on the 2033 Senior Notes including amortization of related deferred financing costs and to the interest incurred on BioReference's outstanding debt under its credit facility. The decrease in interest expense for the year ended December 31, 2016 is due to a decrease in the average principal amount of the 2033 Senior Notes outstanding in 2016 compared to 2015. Interest expense for the year ended December 31, 2015 also reflects a non-cash write-off of deferred financing costs of $1.0 million as interest expense related to the exchange of $55.4 million principal of 2033 Senior Notes in 2015. This was partially offset by interest incurred on BioReference’s outstanding debt under its credit facility for the year ended December 31, 2016.

Fair value changes of derivative instruments, net. Fair value changes of derivative instruments, net for the years ended December 31, 2016 and 2015, were $2.8 million of income and $39.1 million of expense, respectively. Fair value changes of derivative instruments, net related to non-cash income (expense) reflects the changes in the fair value of the embedded derivatives in the 2033 Senior Notes of $7.0 million of income and $36.6 million of expense for the years ended December 31, 2016 and 2015, respectively. Fair value changes of derivative instruments, net for the year ended December 31, 2016 also reflects $4.2 million of expense related to the change in the fair value of warrants and options to purchase additional shares of Neovasc, Cocrystal, ARNO and MabVax.
Other income and (expense), net. Other income and (expense), net for the years ended December 31, 2016 and 2015, were $3.9 million and $7.7 million of income, respectively. Other income (expense), net for the year ended December 31, 2016 primarily consists of a $2.5 million gain recognized in connection with the merger of STI and VBI, a $5.0 million gain recognized in connection with the settlement of a legal matter and foreign currency transaction gains recognized during the period, which was partially offset by a $4.8 million other-than-temporary impairment charge to write our investments in Xenetic, ARNO and RXi down to their respective fair values. Other income (expense), net for the year ended December 31, 2015 primarily consists of a $15.9 million gain recognized on the deconsolidation of STI in 2015 which was partially offset by a $7.3 million other-than-temporary impairment charge to write our investment in RXi down to its fair value.
Income tax benefit (provision). Our income tax benefit for the years ended December 31, 2016 and 2015 was $56.1 million, and $113.7 million, respectively. The change in income taxes is primarily due to a $93.4 million release of OPKO’s valuation allowance in 2015 on our U.S. deferred tax assets as a result of the merger with BioReference and to changes in the geographic mix of revenues and expenses. In addition, income taxes in 2016 benefited from a favorable corporate tax rate reduction in Israel.
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

LIQUIDITY AND CAPITAL RESOURCES
At December 31, 2017, we had cash and cash equivalents of approximately $91.5 million. Cash used in operations of $92.1 million during 2017 principally reflects expenses related to general and administrative activities of our corporate operations, research and development activities and our launch activities related to Rayaldee. Cash used in investing activities primarily reflects capital expenditures of $46.5 million. Cash provided by financing activities primarily reflects net borrowings on lines of credit of $58.9 million. We have not generated sustained positive cash flow sufficient to offset our operating and other expenses and our primary source of cash has been from the public and private placement of stock, the issuance of the 2033 Senior Notes and credit facilities available to us.
On October 12, 2017, EirGen, our wholly-owned subsidiary, and Japan Tobacco Inc. (“JT”) entered into a Development and License Agreement (the “JT Agreement”) granting JT the exclusive rights for the development and commercialization of Rayaldee in Japan (the “JT Territory”). The license grant to JT covers the therapeutic and preventative use of Rayaldee for (i) SHPT in non-dialysis and dialysis patients with CKD, (ii) rickets, and (iii) osteomalacia, as well as such additional indications as may be added to the scope of the license subject to the terms of the JT Agreement. In connection with the transaction, OPKO received an initial upfront payment of $6 million, and OPKO will receive another $6 million upon the initiation of OPKO’s planned phase 2 study for Rayaldee in dialysis patients in the U.S. OPKO is also eligible to receive up to an additional aggregate amount of $31 million upon the achievement of certain regulatory and development milestones by JT for Rayaldee in the JT Territory, and $75 million upon the achievement of certain sales based milestones by JT in the JT Territory. OPKO will also receive tiered, double digit royalty payments at rates ranging from low double digits to mid-teens on sales of Rayaldee within the JT Territory. JT will, at its sole cost and expense, be responsible for performing all development activities necessary to obtain all regulatory approvals for Rayaldee in Japan and for all commercial activities pertaining to Rayaldee in Japan, except for certain preclinical expenses which OPKO has agreed to reimburse JT up to a capped amount.
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
We currently anticipate that a decision by the VHA with respect to the RFP will occur during 2018, although there can be no assurance that a decision will be made by such time or that, if favorable, such decision will not be challenged by participants in the RFP process or otherwise.
In November 2016, we launched commercial sales for Rayaldee in the U.S. market. The FDA approved Rayaldee extended release capsules in June 2016 for the treatment of SHPT in adults with stage 3 or 4 CKD and serum total 25-hydroxyvitamin D levels less than 30 ng/mL. We have a highly specialized sales and marketing team dedicated to the launch and commercialization of Rayaldee, and we increased the sales and marketing team in the second half of 2017 as market access improves and prescription trends increase.
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
We have completed post-hoc sensitivity analyses to evaluate the influence of outliers on the primary endpoint results using multiple statistical approaches. Analyses that excluded outliers showed a statistically significant difference between hGH-CTP and placebo on the change in trunk fat mass. Additional analyses that did not exclude outliers showed mixed results. Following completion of the analyses, OPKO and Pfizer agreed that OPKO may proceed to discuss a possible BLA submission with the FDA.
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
Our licensee, TESARO, received approval by the U.S. FDA in September 2015 for oral VARUBI™, a neurokinin-1 receptor antagonist for the prevention of chemotherapy-induced nausea and vomiting. In November 2015, TESARO announced the commercial launch of oral VARUBI™ in the United States. TESARO launched its IV formulation of VARUBI™ (“VARUBI™ IV”) in November 2017. We received $30.0 million of milestone payments from TESARO upon achievement of certain regulatory and commercial sale milestones, which includes a $10.0 million milestone payment we received for the year ended December 31, 2017, and we are eligible to receive additional commercial milestone payments of up to $85.0 million if specified levels of annual net sales are achieved. TESARO is also obligated to pay us tiered royalties on annual net sales achieved in the United States and Europe at percentage rates that range from the low double digits to the low twenties, and outside of the United States and Europe at low double-digit percentage rates. In January 2018, the package insert for VARUBI™ was updated to include mention of new adverse effects, including anaphylaxis, anaphylactic shock and other serious hypersensitivity reactions which were reported following its introduction to the market in November 2017. In late February 2018, TESARO announced it would suspend distribution of VARUBI™ IV, but would continue to support the oral product.

In January 2013, we issued $175.0 million of the 2033 Senior Notes. The 2033 Senior Notes were sold in a private placement in reliance on exemptions from registration under the Securities Act. At December 31, 2017, $31.9 million principal amount of 2033 Senior Notes was outstanding.
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
On March 17, 2017, BioReference and certain of its subsidiaries entered into Amendment No. 3 to Credit Agreement, which amended the Credit Agreement to permit BioReference and its subsidiaries to dividend cash to the Company in the form of an intercompany loan, in an aggregate amount not to exceed $55.0 million. On August 7, 2017, BioReference and certain of its subsidiaries entered into Amendment No. 4 to Credit Agreement, which amended the Credit Agreement to permit BioReference and its subsidiaries to dividend cash to the Company in the form of an additional intercompany loan, in an aggregate amount not to exceed $35.0 million. On November 8, 2017, BioReference and certain of its subsidiaries entered into Amendment No. 5 to Credit Agreement, which amended the Credit Agreement to, among other things, ease certain thresholds that require increased reporting by BioReference and reduce the pro forma availability condition for BioReference to make certain cash dividends to the Company.  On December 22, 2017, BioReference and certain of its subsidiaries entered into Amendment No. 6 to Credit Agreement, which amended the Credit Agreement to, among other things, permit BioReference and its subsidiaries to dividend cash to the Company in the form of intercompany loans, in an aggregate amount not to exceed $45.0 million. The other terms of the Credit Agreement remain unchanged.
On February 28, 2018, BioReference and certain of its subsidiaries entered into Amendment No. 7 to the Credit Agreement, which amended the Credit Agreement to permit BioReference and its subsidiaries to use cash on hand, up to a maximum amount set forth in the amendment, to meet the availability requirements that otherwise would trigger (i) covenants that would require BioReference to maintain a minimum fixed charge coverage ratio and provide certain increased reporting under the Credit Agreement and (ii) CB’s right, as agent for the lenders under the Credit Agreement, to exercise sole dominion over funds held in certain accounts of BioReference. The other terms of the Credit Agreement remain unchanged.
As of December 31, 2017, the total availability under our Credit Agreement with CB and our lines of credit with financial institutions in Chile and Spain was $116.0 million, of which $114.7 million was used and outstanding as of December 31, 2017. The weighted average interest rate on these lines of credit is approximately 4.2%. These lines of credit are short-term and are used primarily as a source of working capital. The highest balance at any time during the year ended December 31, 2017, was $115.1 million. We intend to continue to enter into these lines of credit as needed. There is no assurance that these lines of credit or other funding sources will be available to us on acceptable terms, or at all, in the future.
We expect to continue to incur substantial research and development expenses, including expenses related to the hiring of personnel and additional clinical trials. We expect that selling, general and administrative expenses will also increase as we expand our sales, marketing and administrative staff and add infrastructure.
We believe that the cash and cash equivalents on hand at December 31, 2017, the amounts available to be borrowed under our lines of credit and the proceeds from the 5% Convertible Promissory Notes which we agreed to issue in February 2018 are sufficient to meet our anticipated cash requirements for operations and debt service beyond the next 12 months. We based this estimate on assumptions that may prove to be wrong or are subject to change, and we may be required to use our available cash resources sooner than we currently expect. If we acquire additional assets or companies, accelerate our product development programs or initiate additional clinical trials, we will need additional funds. Our future cash requirements will depend on a number of factors, including our relationship with Pfizer, success of the commercial success of Rayaldee, BioReference’s financial performance, possible acquisitions, the continued progress of research and development of our product candidates, the timing and outcome of clinical trials and regulatory approvals, the costs involved in preparing, filing, prosecuting, maintaining, defending, and enforcing patent claims and other intellectual property rights, the status of competitive products, the availability of financing, our success in developing markets for our product candidates and results of government investigations, payor claims, and legal proceedings that may arise. If we are not able to secure additional funding when needed, we may have to delay, reduce the scope of, or eliminate one or more of our clinical trials or research and development programs or possible acquisitions.
The following table provides information as of December 31, 2017, with respect to the amounts and timing of our known contractual obligation payments due by period.

Contractual obligations (In thousands)	2018	2019	2020	2021	2022	Thereafter	Total
Open purchase orders	$80,810	$1,312	$38	$—	$—	$—	$82,160
Operating leases	19,059	15,166	9,360	6,079	3,148	3,542	56,354
Capital leases	3,521	3,029	2,440	1,586	410	441	11,427
2033 Senior Notes	—	31,850	—	—	—	—	31,850
Deferred payments	5,000	5,000	—	—	—	—	10,000
Mortgages and other debts payable	1,632	415	415	415	415	351	3,643
Lines of credit	10,511	—	104,152	—	—	—	114,663
Severance payments	4,224	—	—	—	—	—	4,224
Interest commitments	1,020	212	39	23	19	19	1,332
Total	$125,777	$56,984	$116,444	$8,103	$3,992	$4,353	$315,653
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
Goodwill and intangible assets. Goodwill and other intangible assets, including IPR&D, acquired in business combinations, licensing and other transactions at December 31, 2017 and 2016 was $2.0 billion and $2.1 billion, respectively, representing approximately 79% and 76% of total assets, respectively.
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

Goodwill was $717.1 million and $704.6 million, respectively, at December 31, 2017 and 2016. Goodwill is tested at least annually for impairment or when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable, by assessing qualitative factors or performing a quantitative analysis in determining whether it is more likely than not that its fair value exceeds the carrying value. Examples of qualitative factors include our share price, our financial performance compared to budgets, long-term financial plans, macroeconomic, industry and market conditions as well as the substantial excess of fair value over the carrying value of net assets from the annual impairment test previously performed. No goodwill impairment was recorded for the year ended December 31, 2017 and 2016 as a result of our testing.
The estimated fair value of a reporting unit is highly sensitive to changes in projections and assumptions; therefore, in some instances, changes in these assumptions could potentially lead to impairment. We perform sensitivity analyses around our assumptions in order to assess the reasonableness of the assumptions and the results of our testing. Ultimately, future potential changes in these assumptions may impact the estimated fair value of a reporting unit and cause the fair value of the reporting unit to be below its carrying value. We believe that our estimates are consistent with assumptions that marketplace participants would use in their estimates of fair value. However, if actual results are not consistent with our estimates and assumptions, we may be exposed to an impairment charge that could be material.
Intangible assets, net were $1.3 billion and $1.4 billion, including IPR&D of $647.3 million and $644.7 million, respectively, at December 31, 2017 and 2016. Intangible assets are tested for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable, although IPR&D is required to be tested at least annually until the project is completed or abandoned. Upon obtaining regulatory approval, the IPR&D asset is then accounted for as a finite-lived intangible asset and amortized on a straight-line basis over its estimated useful life. If the project is abandoned, the IPR&D asset is charged to expense.
IPR&D is tested for impairment by assessing qualitative factors or performing a quantitative analysis in determining whether it is more likely than not that its fair value exceeds the carrying amount. If the carrying amount of the IPR&D exceeds its fair value, an impairment loss shall be recognized in an amount equal to that excess. Intangible assets with defined lives are tested for impairment by a comparison of the carrying amount of the asset to its estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, then an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset. We recorded an impairment charge of $13.2 million in Amortization of intangible assets in our Consolidated Statement of Operations for the year ended December 31, 2017 to write our intangible asset for VARUBI™ down to its estimated fair value as a result of our testing. No intangible asset impairment was recorded for the year ended December 31, 2016 as a result of our testing.
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
Considering the high risk nature of research and development and the industry’s success rate of bringing developmental compounds to market, IPR&D impairment charges are likely to occur in future periods. IPR&D is closely monitored and assessed each period for impairment indicators.
We amortize intangible assets with definite lives on a straight-line basis over their estimated useful lives, ranging from 3 to 20 years. We use the straight-line method of amortization as there is no reliably determinable pattern in which the economic benefits of our intangible assets are consumed or otherwise used up. Amortization expense was $84.7 million and $64.4 million for the years ended December 31, 2017 and 2016, respectively.
Revenue recognition. Revenue for laboratory services is recognized at the time test results are reported, which approximates when services are provided. Services are provided to patients covered by various third party payor programs including various managed care organizations, as well as the Medicare and Medicaid programs. For the year ended December 31, 2017, approximately 31% of our revenues from services were derived directly from the Medicare and Medicaid programs. Billings for services under third-party payer programs are included in revenue net of allowances for contractual discounts and allowances for differences between the amounts billed and estimated program payment amounts.
The complexities and ambiguities of billing, reimbursement regulations and claims processing, as well as issues unique to Medicare and Medicaid programs, require us to estimate the potential for retroactive adjustments in the recognition of revenue in the period the related services are rendered.  Actual amounts are adjusted in the period those adjustments become known.
Third-party payers, including government programs, may decide to deny payment or recoup payments for testing they contend were improperly billed or not medically necessary, against their coverage determinations, or for which they believe they have otherwise overpaid (including as a result of their own error), and we may be required to refund payments already received. Our revenues may be subject to retroactive adjustment as a result of these factors among others, including without limitation, differing interpretations of billing and coding guidance and changes by government agencies and payors in interpretations, requirements, and “conditions of participation” in various programs. We have processed requests for recoupment from third-party payers in the ordinary course of our business, and it is likely that we will continue to do so in the future. If a third-party payer denies payment for testing or recoups money from us in a later period, reimbursement revenue for our testing could decline.
As an integral part of our billing compliance program, we periodically assess our billing and coding practices , respond to payor audits on a routine basis, and investigate reported failures or suspected failures to comply with federal and state healthcare reimbursement requirements, as well as overpayment claims which may arise from time to time without fault on the part of the Company. We may have an obligation to reimburse Medicare, Medicaid, and third party payers for overpayments regardless of fault. We have periodically identified and reported overpayments, reimbursed payors for overpayments and taken appropriate corrective action.
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
As of December 31, 2017, allowances for Sales Deductions and product returns related to sales of Rayaldee are known or estimable utilizing historical information and market research projections. As a result, we recognize revenue for shipments of Rayaldee at the time of delivery to Rayaldee Customers. For the year ended December 31, 2017, we recognized $9.1 million in net product revenue from sales of Rayaldee, including amounts previously deferred. No revenue was recognized from sales of Rayaldee for the year ended December 31, 2016 as we lacked the experiential data which would allow us to estimate Sales Deductions and product returns. The related deferred revenue balance as of December 31, 2016 was $1.6 million.
The following table presents an analysis of product sales allowances and accruals for the year ended December 31, 2017:

(In thousands)	Chargebacks, discounts, rebates and fees	Governmental	Returns	Total
Balance at December 31, 2016	$—	$—	$—	$—
Provision related to current period sales	1,591	1,332	490	3,413
Credits or payments made	(1,358)	(984)	(53)	(2,395)
Balance at December 31, 2017	$233	$348	$437	$1,018

Total gross Rayaldee sales				$12,482
Provision for Rayaldee sales allowances and accruals as a percentage of gross Rayaldee sales				27%
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
While we have receivables due from federal and state governmental agencies, we do not believe that such receivables represent a credit risk since the related healthcare programs are funded by federal and state governments, and payment is primarily dependent upon submitting appropriate documentation. At December 31, 2017 and 2016, receivable balances (net of contractual adjustments) from Medicare and Medicaid in total were 16% and 23%, respectively, of our consolidated Accounts receivable, net.
The portion of our accounts receivable due from individual patients comprises the largest portion of credit risk. At December 31, 2017 and 2016, receivables due from patients represent approximately 3.2% and 4.1%, respectively, of our consolidated Accounts receivable, net.
We assess the collectability of accounts receivable balances by considering factors such as historical collection experience, customer credit worthiness, the age of accounts receivable balances, regulatory changes and current economic conditions and trends that may affect a customer’s ability to pay. Actual results could differ from those estimates. Our reported net income (loss) is directly affected by our estimate of the collectability of accounts receivable. The allowance for doubtful accounts was $66.4 million and $36.3 million at December 31, 2017 and 2016, respectively.
Income taxes. Income taxes are accounted for under the asset-and-liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and the respective tax bases and for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date. We periodically evaluate the realizability of our net deferred tax assets. Our tax accruals are analyzed periodically and adjustments are made as events occur to warrant such adjustment. Valuation allowances on certain U.S. deferred tax assets and non-U.S. deferred tax assets are established, because realization of these tax benefits through future taxable income does not meet the more-likely-than-not threshold.
On December 22, 2017, the 2017 Tax Cuts and Jobs Act (the “Tax Act”) was enacted into law and the new legislation contains several key tax provisions, including a reduction of the corporate income tax rate from 35% to 21% effective January 1, 2018 and a one-time mandatory transition tax on accumulated foreign earnings, among others. We are required to recognize the effect of the tax law changes in the period of enactment, such as remeasuring our U.S. deferred tax assets and liabilities, as well as reassessing the net realizability of our deferred tax assets and liabilities. In December 2017, the SEC staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (SAB 118), which allows us to record provisional amounts during a measurement period not to extend beyond one year of the enactment date. Since the Tax Act was passed late in the fourth quarter of 2017, and ongoing guidance and accounting interpretation are expected over the next 12 months, our accounting of deferred tax re-measurements, the transition tax, and other items are provisional and may materially change due to the forthcoming guidance and our ongoing analysis of final year-end data and tax positions. We expect to complete our analysis within the measurement period in accordance with SAB 118.
We anticipate future impacts at a U.S. state and local tax level related to the Tax Act; however, statutory and interpretive guidance is not available from applicable state and local tax authorities to reasonably estimate the impact. Consequently, for those jurisdictions, we have not recorded provisional amounts and have continued to apply ASC 740 based on the provisions of the tax laws that were in effect immediately prior to Tax Act enactment.
Equity-based compensation. We measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is recognized in the Consolidated Statement of Operations over the period during which an employee is required to provide service in exchange for the award. We record excess tax benefits, realized from the exercise of stock options as cash flows from operations. Equity-based compensation arrangements to non-employees are recorded at their fair value on the measurement date. The measurement of equity-based compensation to non-employees is subject to periodic adjustment as the underlying equity instruments vest. We estimate the grant-date fair value of our stock option grants using a valuation model known as the Black-Scholes-Merton formula or the “Black-Scholes Model.” The Black-Scholes Model requires the use of several variables to estimate the grant-date fair value of stock options including expected term, expected volatility, expected dividends and risk-free interest rate. We perform analyses to calculate and select the appropriate variable assumptions used in the Black-Scholes Model and to estimate forfeitures of equity-based awards. We are required to adjust our forfeiture estimates on at least an annual basis based on the number of share-based awards that ultimately vest. The selection of assumptions and estimated forfeiture rates is subject to significant judgment and future changes to our assumptions and estimates which may have a material impact on our Consolidated Financial Statements.
Inventories. Inventories are valued at the lower of cost and net realizable value. Cost is determined by the first-in, first-out method. We consider such factors as the amount of inventory on hand, estimated time required to sell such inventories, remaining shelf-life, and current market conditions to determine whether inventories are stated at the lower of cost and net realizable value. Inventories at our diagnostics segment consist primarily of purchased laboratory supplies, which is used in our testing laboratories. Inventory obsolescence for the years ended December 31, 2017 and 2016 was $5.4 million and $0.0 million, respectively.
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

RECENT ACCOUNTING PRONOUNCEMENTS
In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers.” ASU 2014-09, as amended, clarifies the principles for recognizing revenue and develops a common revenue standard for GAAP that removes inconsistencies and weaknesses in revenue requirements, provides a more robust framework for addressing revenue issues, improves comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets, provides more useful information to users of financial statements through improved disclosure requirements and simplifies the preparation of financial statements by reducing the number of requirements to which an entity must refer. ASU 2014-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. Companies can choose to apply the ASU using either the full retrospective approach or a modified retrospective approach. We plan to adopt the ASU in the first quarter of 2018 using the full retrospective approach.
We continue to assess the impact of this ASU on our financial condition, results of operations, cash flows and disclosures. Our analysis includes reviewing current accounting policies and practices to identify potential differences that would result from applying the requirements under this new standard. We have reviewed certain contracts with its customers that we believe are representative of our revenue streams and continue to review additional contracts across our global business units. ASU 2014-09 requires increased disclosure which in turn is expected to require certain new processes. The determination of the impact of adoption of ASU 2014-09 on our financial condition, results of operations, cash flows and disclosures is ongoing, and, as such, we are not able to reasonably estimate the quantitative effect that the adoption of the new standard will have on our financial statements. Based on our preliminary assessment of this ASU, for our diagnostics segment, we generally do not expect any significant changes to the timing of revenue recognition or net income, but there will be a change in the presentation in the Statement of Operations. Under the ASU, the majority of the amounts that were historically classified as provision for bad debts, primarily related to patient responsibility, will be considered an implicit price concession in determining net revenues. Accordingly, we will report uncollectible balances associated with individual patients as a reduction of the transaction price and therefore as a reduction in net revenues when historically these amounts were classified as provision for bad debts within Selling, general and administrative expenses.
In July 2015, the FASB issued ASU No. 2015-11, “Inventory (Topic 330): Simplifying the Measurement of Inventory,” which changes the measurement principle for entities that do not measure inventory using the last-in, first-out (“LIFO”) or retail inventory method from the lower of cost or market to lower of cost and net realizable value. ASU 2015-11 was effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years, with early adoption permitted. The adoption of ASU 2015-11 in the first quarter of 2017 did not have a significant impact on our Consolidated Financial Statements.
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
In January 2016, the FASB issued ASU No. 2016-01, “Financial Instruments - Overall (Subtopic 825-10),” which addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. The ASU requires equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. ASU 2016-01 will be effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, with early adoption permitted. We are currently evaluating the impact of this new guidance on our Consolidated Financial Statements, but the primary effect will be the recognition of changes in the fair value of our available for sale investments in net income.
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
In March 2016, the FASB issued ASU No. 2016-09, “Compensation - Stock Compensation (Topic 718),” which simplifies several aspects of the accounting for share-based payment award transactions, including the income tax consequences, classification of awards as either equity or liabilities, classification on the statement of cash flows and accounting for forfeitures. ASU 2016-09 was effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years, with early adoption permitted. We adopted this standard in the first quarter of 2017. As required by ASU 2016-09, excess tax benefits are classified as an operating activity in our Consolidated Statement of Cash Flows and we have applied this provision prospectively. In addition, we have elected to estimate forfeitures over the course of a vesting period, rather than account for forfeitures as they occur. We adjust our forfeiture estimates based on the number of share-based awards that ultimately vest on at least an annual basis. As a result of the adoption of ASU 2016-09 in 2017, we recorded a cumulative-effect adjustment to reduce our deferred tax liabilities and reduce our accumulated deficit by $31.7 million with respect to excess tax benefits recognized in our Consolidated Balance Sheets.
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
Foreign Currency Exchange Rate Risk – We operate globally and, as such, we are subject to foreign exchange risk in our commercial operations as portions of our revenues are exposed to changes in foreign currency exchange rates, primarily the Chilean Peso, the Mexican Peso, the Euro and the New Israeli Shekel.
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
At December 31, 2017, we had cash and cash equivalents of $91.5 million. The weighted average interest rate related to our cash and cash equivalents for the year ended December 31, 2017 was less than 1%. As of December 31, 2017, the principal outstanding balance under our Credit Agreement with JPMorgan Chase Bank, N.A. and our Chilean and Spanish credit lines was $114.7 million in the aggregate at a weighted average interest rate of approximately 4.2%.
Our $31.9 million aggregate principal amount of our 2033 Senior Notes has a fixed interest rate of 3.0%, and therefore is not subject to fluctuations in market interest rates.
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Certified Public Accounting Firm

To the Shareholders and the Board of Directors of OPKO Health, Inc. and subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of OPKO Health, Inc. and subsidiaries (the Company) as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive loss, equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and financial statements schedule included at Item 15(a)(1) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) and our report dated March 1, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test bases, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2007.
Miami, Florida
March 1, 2018

Report of Independent Registered Certified Public Accounting Firm

To the Shareholders and the Board of Directors of OPKO Health, Inc. and subsidiaries

Opinion on Internal Control over Financial Reporting

We have audited OPKO Health, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, OPKO Health, Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2017 consolidated financial statements of the Company and our report dated March 1, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

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

Definition and Limitations of Internal Control Over Financial Reporting

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

/s/ Ernst & Young LLP

Miami, Florida
March 1, 2018

OPKO Health, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	December 31,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$91,499	$168,733
Accounts receivable, net	165,516	220,284
Inventory, net	49,333	47,228
Other current assets and prepaid expenses	37,113	47,356
Total current assets	343,461	483,601
Property, plant and equipment, net	146,557	122,831
Intangible assets, net	683,835	763,976
In-process research and development	647,347	644,713
Goodwill	717,099	704,603
Investments	40,642	41,139
Other assets	5,615	5,756
Total assets	$2,584,556	$2,766,619
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$74,307	$53,360
Accrued expenses	215,102	197,955
Current portion of lines of credit and notes payable	11,926	11,981
Total current liabilities	301,335	263,296
2033 Senior Notes, net of discount	29,160	43,701
Deferred tax liabilities, net	148,729	165,331
Other long-term liabilities, principally deferred revenue, contingent consideration and lines of credit	219,954	202,483
Total long-term liabilities	397,843	411,515
Total liabilities	699,178	674,811
Equity:
Common Stock - $0.01 par value, 750,000,000 shares authorized; 560,023,745 and 558,576,051 shares issued at December 31, 2017 and 2016, respectively	5,600	5,586
Treasury Stock, at cost - 549,907 and 586,760 shares at December 31, 2017 and 2016, respectively	(1,791)	(1,911)
Additional paid-in capital	2,889,256	2,845,096
Accumulated other comprehensive income (loss)	(528)	(27,009)
Accumulated deficit	(1,007,159)	(729,954)
Total shareholders’ equity	1,885,378	2,091,808
Total liabilities and equity	$2,584,556	$2,766,619

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

OPKO Health, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)

	For the years ended December 31,
	2017	2016	2015
Revenues:
Revenue from services	$889,076	$1,012,129	$329,739
Revenue from products	107,759	83,467	80,146
Revenue from transfer of intellectual property and other	70,668	126,065	81,853
Total revenues	1,067,503	1,221,661	491,738
Costs and expenses:
Cost of service revenue	558,953	564,103	193,305
Cost of product revenue	61,177	47,379	41,934
Selling, general and administrative	520,994	490,888	196,576
Research and development	125,186	111,205	99,488
Contingent consideration	(3,423)	16,954	5,050
Amortization of intangible assets	84,678	64,407	27,977
Grant repayment	—	—	25,889
Total costs and expenses	1,347,565	1,294,936	590,219
Operating loss	(280,062)	(73,275)	(98,481)
Other income and (expense), net:
Interest income	610	478	255
Interest expense	(6,601)	(7,430)	(8,419)
Fair value changes of derivative instruments, net	52	2,778	(39,083)
Other income (expense), net	10,457	3,903	7,730
Other income and (expense), net	4,518	(271)	(39,517)
Loss before income taxes and investment losses	(275,544)	(73,546)	(137,998)
Income tax benefit (provision)	(18,855)	56,115	113,675
Net loss before investment losses	(294,399)	(17,431)	(24,323)
Loss from investments in investees	(14,471)	(7,652)	(7,105)
Net loss	(308,870)	(25,083)	(31,428)
Less: Net loss attributable to noncontrolling interests	—	—	(1,400)
Net loss attributable to common shareholders	$(308,870)	$(25,083)	$(30,028)
Loss per share, basic and diluted:
Net loss per share	$(0.55)	$(0.05)	$(0.06)
Weighted average number of common shares outstanding, basic and diluted	559,160,565	550,846,553	488,065,908

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

OPKO Health, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)

	For the years ended December 31,
	2017	2016	2015
Net loss	$(308,870)	$(25,083)	$(31,428)
Other comprehensive income (loss), net of tax:
Change in foreign currency translation and other comprehensive income (loss)	22,724	(4,955)	(15,074)
Available for sale investments:
Change in unrealized gain (loss), net of tax	3,790	(3,810)	(2,378)
Less: reclassification adjustments for losses included in net loss, net of tax	(33)	4,293	7,307
Comprehensive loss	(282,389)	(29,555)	(41,573)
Less: Comprehensive loss attributable to noncontrolling interest	—	—	(1,400)
Comprehensive loss attributable to common shareholders	$(282,389)	$(29,555)	$(40,173)

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

OPKO Health, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF EQUITY
(In thousands, except share and per share data)
For the years ended December 31, 2017, 2016, 2015 (continued)

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
For the years ended December 31, 2017, 2016, 2015 (continued)

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

OPKO Health, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF EQUITY
(In thousands, except share and per share data)
For the years ended December 31, 2017, 2016, 2015 (continued)

	Common Stock		Treasury		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Shares	Dollars	Shares	Dollars
Balance at December 31, 2016	558,576,051	$5,586	(586,760)	$(1,911)	$2,845,096	$(27,009)	$(729,954)	$2,091,808
Equity-based compensation expense	—	—	—	—	28,307	—	—	28,307
Exercise of Common Stock options and warrants	1,447,694	14	—	—	2,118	—	—	2,132
Reclassification of embedded derivatives to equity	—	—	—	—	13,551	—	—	13,551
Issuance of Treasury Stock in connection with OPKO Health Europe’s Contingent Consideration	—	—	36,853	120	184	—	—	304
Adoption of ASU 2016-09	—	—	—	—	—	—	31,665	31,665
Net loss attributable to common shareholders	—	—	—	—	—	—	(308,870)	(308,870)
Other comprehensive loss	—	—	—	—	—	26,481	—	26,481
Balance at December 31, 2017	560,023,745	$5,600	(549,907)	$(1,791)	$2,889,256	$(528)	$(1,007,159)	$1,885,378

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

OPKO Health, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the years ended December 31,
	2017	2016	2015
Cash flows from operating activities:
Net loss	$(308,870)	$(25,083)	$(31,428)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	102,093	96,576	42,248
Non-cash interest	2,575	2,699	2,612
Amortization of deferred financing costs	224	237	1,212
Losses from investments in investees	14,471	7,652	7,105
Equity-based compensation – employees and non-employees	28,307	42,693	26,074
Impairment of intangible assets	13,194	—	—
Revenue from receipt of equity	—	—	(140)
Realized loss (gain) on equity securities and disposal of fixed assets	(8,663)	2,321	7,091
Loss (gain) on conversion of 3.00% convertible senior notes	—	284	(943)
Change in fair value of derivative instruments	(52)	(2,778)	39,083
Change in fair value of contingent consideration	(3,423)	16,954	5,050
Gain on deconsolidation of SciVac	—	—	(15,940)
Deferred income tax provision (benefit)	16,092	(66,300)	(123,536)
Changes in assets and liabilities, net of the effects of acquisitions:
Accounts receivable, net	58,011	(25,637)	(4,845)
Inventory, net	(3,539)	(6,607)	(4,953)
Other current assets and prepaid expenses	10,171	17,262	(4,391)
Other assets	(2,372)	(1,899)	(305)
Accounts payable	20,171	(19,819)	(18,122)
Foreign currency measurement	(255)	(376)	979
Deferred revenue	(60,656)	(74,169)	227,671
Accrued expenses and other liabilities	30,441	68,036	9,502
Net cash provided by (used in) operating activities	(92,080)	32,046	164,024
Cash flows from investing activities:
Investments in investees	(9,625)	(14,424)	(4,375)
Proceeds from sale of equity securities	2,211	—	—
Acquisition of businesses, net of cash acquired	—	15,878	(79,000)
Acquisition of intangible assets	—	(5,000)	(5,000)
Purchase of marketable securities	—	(15,644)	—
Maturities of short-term marketable securities	—	15,634	—
Proceeds from the sale of property, plant and equipment	7,271	1,401	—
Capital expenditures	(46,524)	(18,547)	(10,846)
Net cash used in investing activities	(46,667)	(20,702)	(99,221)
Cash flows from financing activities:
Proceeds from the exercise of Common Stock options and warrants	2,132	8,576	25,921
Cash from non-controlling interest	—	—	100
Borrowings on lines of credit	92,421	22,407	261,339
Repayments of lines of credit	(33,510)	(66,178)	(254,355)
Net cash provided by (used in) financing activities	61,043	(35,195)	33,005
Effect of exchange rate changes on cash and cash equivalents	470	(1,014)	(1,117)
Net (decrease) increase in cash and cash equivalents	(77,234)	(24,865)	96,691
Cash and cash equivalents at beginning of period	168,733	193,598	96,907
Cash and cash equivalents at end of period	$91,499	$168,733	$193,598
SUPPLEMENTAL INFORMATION:
Interest paid	$1,313	$2,890	$4,572
Income taxes paid, net of refunds	$5,416	$(27,122)	$4,879
Non-cash financing:
Shares issued upon the conversion of:
2033 Senior Notes	$—	$583	$120,299
Common Stock options and warrants, surrendered in net exercise	$1,546	$350	$14,369
Issuance of capital stock to acquire or contingent consideration settlement:
Transition Therapeutics, Inc.	$—	$58,530	$—
BioReference Laboratories, Inc.	$—	$—	$950,148
EirGen Pharma Limited	$—	$—	$33,569
OPKO Renal	$—	$25,986	$20,113
OPKO Health Europe	$303	$313	$1,813
Issuance of stock for investment in Xenetic	$—	$4,856	$—

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

OPKO Health, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1 Business and Organization
We are a diversified healthcare company that seeks to establish industry-leading positions in large and rapidly growing medical markets. Our diagnostics business includes BioReference Laboratories, Inc. (“BioReference”), the nation’s third-largest clinical laboratory with a core genetic testing business and an almost 400-person sales and marketing team to drive growth and leverage new products, including the 4Kscore prostate cancer test and the Claros 1 in-office immunoassay platform (in development). Our pharmaceutical business features Rayaldee, an FDA-approved treatment for secondary hyperparathyroidism (“SHPT”) in adults with stage 3 or 4 chronic kidney disease (“CKD”) and vitamin D insufficiency, and VARUBI™ for chemotherapy-induced nausea and vomiting (oral formulation launched by partner TESARO in November 2015 and IV formulation launched November 2017), OPK88003, a once or twice weekly oxyntomodulin for type 2 diabetes and obesity which is a clinically advanced drug candidate among the new class of GLP-1 glucagon receptor dual agonists (Phase 2b), and OPK88004, a selective androgen receptor modulator being developed for benign prostatic hyperplasia and other urologic and metabolic conditions. Our pharmaceutical business also features hGH-CTP, a once-weekly human growth hormone injection (in Phase 3 and partnered with Pfizer), and a once-daily Factor VIIa drug for hemophilia (Phase 2a). We are incorporated in Delaware and our principal executive offices are located in leased offices in Miami, Florida.
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
Inventories. Inventories are valued at the lower of cost and net realizable value. Cost is determined by the first-in, first-out method. We consider such factors as the amount of inventory on hand, estimated time required to sell such inventories, remaining shelf-life, and current market conditions to determine whether inventories are stated at the lower of cost and net realizable value. Inventories at our diagnostics segment consist primarily of purchased laboratory supplies, which is used in our testing laboratories. Inventory obsolescence for the years ended December 31, 2017 and 2016 was $5.4 million and $0.0 million, respectively.
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
Goodwill and intangible assets. Goodwill represents the difference between the purchase price and the estimated fair value of the net assets acquired accounted for by the acquisition method of accounting and arose from our acquisitions. Refer to Note 5. Goodwill, in-process research and development (“IPR&D”) and other intangible assets acquired in business combinations, licensing and other transactions at December 31, 2017 and 2016, were $2.0 billion and $2.1 billion, respectively.
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
We recorded an impairment charge of $13.2 million in Amortization of intangible assets in our Consolidated Statement of Operations for the year ended December 31, 2017 to write our intangible asset for VARUBI™ down to its estimated fair value. No intangible asset impairment was recorded for the year ended December 31, 2016.
We reclassified $187.6 million of IPR&D related to Rayaldee from In-process research and development to Intangible assets, net in our Consolidated Balance Sheets upon the FDA’s approval of Rayaldee in June 2016. The assets are being amortized on a straight-line basis over their estimated useful life of approximately 12 years.
We amortize intangible assets with definite lives on a straight-line basis over their estimated useful lives, ranging from 3 to 20 years. We use the straight-line method of amortization as there is no reliably determinable pattern in which the economic benefits of our intangible assets are consumed or otherwise used up. Amortization expense was $84.7 million, $64.4 million and $28.0 million for the years ended December 31, 2017, 2016 and 2015, respectively. Amortization expense from operations for our intangible assets is expected to be $66.9 million, $64.2 million, $58.2 million, $52.2 million and $51.9 million for the years ended December 31, 2018, 2019, 2020, 2021 and 2022, respectively.
Fair value measurements. The carrying amounts of our cash and cash equivalents, accounts receivable, accounts payable and short-term debt approximate their fair value due to the short-term maturities of these instruments. Investments that are considered available for sale as of December 31, 2017 and 2016 are carried at fair value. Our debt under the credit agreement with JPMorgan Chase Bank, N.A. approximates fair value due to the variable rate of interest.
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
Derivative financial instruments. We record derivative financial instruments on our Consolidated Balance Sheet at their fair value and recognize the changes in the fair value in our Consolidated Statement of Operations when they occur, the only exception being derivatives that qualify as hedges. For the derivative instrument to qualify as a hedge, we are required to meet strict hedge effectiveness and contemporaneous documentation requirements at the initiation of the hedge and assess the hedge effectiveness on an ongoing basis over the life of the hedge. At December 31, 2017 and 2016, our foreign currency forward contracts held to economically hedge inventory purchases did not meet the documentation requirements to be designated as hedges. Accordingly, we recognize all changes in the fair values of our derivatives instruments, net, in our Consolidated Statement of Operations. Refer to Note 18.
Property, plant and equipment. Property, plant and equipment are recorded at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets and includes amortization expense for assets capitalized under capital leases. The estimated useful lives by asset class are as follows: software - 3 years, machinery, medical and other equipment - 5-8 years, furniture and fixtures - 5-12 years, leasehold improvements - the lesser of their useful life or the lease term, buildings and improvements - 10-40 years, automobiles - 3-5 years. Expenditures for repairs and maintenance are charged to expense as incurred. Depreciation expense was $30.6 million, $33.3 million and $14.2 million for the years ended December 31, 2017, 2016 and 2015, respectively. Assets held under capital leases are included within Property, plant and equipment, net in our Consolidated Balance Sheets and are amortized over the shorter of their useful lives or the expected term of their related leases.
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
On December 22, 2017, the 2017 Tax Cuts and Jobs Act (the “Tax Act”) was enacted into law and the new legislation contains several key tax provisions, including a reduction of the corporate income tax rate from 35% to 21% effective January 1, 2018, and a one-time mandatory transition tax on accumulated foreign earnings, among others. The Tax Act required us to remeasure our U.S. deferred tax assets and liabilities and recognize the effect in the period of enactment, which resulted in an income tax charge of $31.8 million for the year ended December 31, 2017, with an equal offset to valuation allowance. We are required to recognize the effect of the tax law changes in the period of enactment, such as remeasuring our U.S. deferred tax assets and liabilities, as well as reassessing the net realizability of our deferred tax assets and liabilities. In December 2017, the SEC staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (SAB 118), which allows us to record provisional amounts during a measurement period not to extend beyond one year of the enactment date. Since the Tax Act was passed late in the fourth quarter of 2017, and ongoing guidance and accounting interpretation are expected over the next 12 months, our accounting of deferred tax re-measurements, the transition tax, and other items are provisional and may materially change due to the forthcoming guidance and our ongoing analysis of final year-end data and tax positions. We expect to complete our analysis within the measurement period in accordance with SAB 118.
We anticipate future impacts at a U.S. state and local tax level related to the Tax Act; however, statutory and interpretive guidance is not available from applicable state and local tax authorities to reasonably estimate the impact. Consequently, for those jurisdictions, we have not recorded provisional amounts and have continued to apply ASC 740 based on the provisions of the tax laws that were in effect immediately prior to Tax Act enactment.
We operate in various countries and tax jurisdictions globally.  For the year ended December 31, 2017, the tax rate differed from the U.S. federal statutory rate of 35% primarily due to the relative mix in earnings and losses in the U.S. versus foreign tax jurisdictions, the establishment of a valuation allowance in the U.S. and operating results in tax jurisdictions which do not result in a tax benefit.
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
Revenue recognition. Revenue for laboratory services is recognized at the time test results are reported, which approximates when services are provided. Services are provided to patients covered by various third party payor programs including various managed care organizations, as well as the Medicare and Medicaid programs. For the year ended December 31, 2017, approximately 31% of our revenues from services were derived directly from the Medicare and Medicaid programs. Billings for services under third-party payer programs are included in revenue net of allowances for contractual discounts and allowances for differences between the amounts billed and estimated program payment amounts.
The complexities and ambiguities of billing, reimbursement regulations and claims processing, as well as issues unique to Medicare and Medicaid programs, require us to estimate the potential for retroactive adjustments in the recognition of revenue in the period the related services are rendered. Adjustments to the estimated collection amounts are recorded upon settlement as an adjustment to revenue.
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
As of December 31, 2017, allowances for Sales Deductions and product returns related to sales of Rayaldee are known or estimable utilizing historical information and market research projections. As a result, we recognize revenue for shipments of Rayaldee at the time of delivery to Rayaldee Customers. For the year ended December 31, 2017, we recognized $9.1 million in net product revenue from sales of Rayaldee, including amounts previously deferred. No revenue was recognized from sales of Rayaldee for the year ended December 31, 2016 as we lacked the experiential data which would allow us to estimate Sales Deductions and product returns. The related deferred revenue balance as of December 31, 2016 was $1.6 million.
The following table presents an analysis of product sales allowances and accruals for the year ended December 31, 2017:

(In thousands)	Chargebacks, discounts, rebates and fees	Governmental	Returns	Total
Balance at December 31, 2016	$—	$—	$—	$—
Provision related to current period sales	1,591	1,332	490	3,413
Credits or payments made	(1,358)	(984)	(53)	(2,395)
Balance at December 31, 2017	$233	$348	$437	$1,018

Total gross Rayaldee sales				$12,482
Provision for Rayaldee sales allowances and accruals as a percentage of gross Rayaldee sales				27%
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
The assessment of our obligations and related performance periods requires significant management judgment. If an agreement contains research and development obligations, the relevant time period for the research and development phase is based on management estimates and could vary depending on the outcome of clinical trials and the regulatory approval process. Such changes could materially impact the revenue recognized, and as a result, management reviews the estimates related to the relevant time period of research and development on a periodic basis. For the years ended December 31, 2017, 2016 and 2015 we recorded $70.7 million, $126.1 million and $81.9 million of revenue from the transfer of intellectual property, respectively. For the year ended December 31, 2017, revenue from the transfer of intellectual property included $57.8 million related to the Pfizer Transaction and $10.0 million related to a milestone payment that TESARO, Inc. (“TESARO”) paid us under our license agreement with them. Refer to Note 14. For the year ended December 31, 2016, revenue from the transfer of intellectual property included $50.0 million related to the VFMCRP Agreement and $70.6 million related to the Pfizer Transaction. For the year ended December 31, 2015, revenue from the transfer of intellectual property included $15.0 million related to a milestone payment that TESARO paid us under our license agreement with them and $65.5 million related to the Pfizer Transaction.
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
Total deferred revenue included in Accrued expenses and Other long-term liabilities was $105.2 million and $162.4 million at December 31, 2017 and 2016, respectively. The deferred revenue balance at December 31, 2017 and 2016 relates primarily to the Pfizer Transaction. Refer to Note 14.
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
While we have receivables due from federal and state governmental agencies, we do not believe that such receivables represent a credit risk since the related healthcare programs are funded by federal and state governments, and payment is primarily dependent upon submitting appropriate documentation. At December 31, 2017 and 2016, receivable balances (net of contractual adjustments) from Medicare and Medicaid in total were 16% and 23%, respectively, of our consolidated Accounts receivable, net.
The portion of our accounts receivable due from individual patients comprises the largest portion of credit risk. At December 31, 2017 and 2016, receivables due from patients represent approximately 3.2% and 4.1%, respectively, of our consolidated Accounts receivable, net.
We assess the collectability of accounts receivable balances by considering factors such as historical collection experience, customer credit worthiness, the age of accounts receivable balances, regulatory changes and current economic conditions and trends that may affect a customer’s ability to pay. Actual results could differ from those estimates. Our reported net income (loss) is directly affected by our estimate of the collectability of accounts receivable. The allowance for doubtful accounts was $66.4 million and $36.3 million at December 31, 2017 and 2016, respectively. The provision for bad debts for the years ended December 31, 2017 and 2016 was $107.3 million and $83.5 million, respectively.
Equity-based compensation. We measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is recognized in the Consolidated Statement of Operations over the period during which an employee is required to provide service in exchange for the award. We record excess tax benefits, realized from the exercise of stock options, as cash flows from operations. Equity-based compensation arrangements to non-employees are recorded at their fair value on the measurement date. The measurement of equity-based compensation to non-employees is subject to periodic adjustment as the underlying equity instruments vest. During the years ended December 31, 2017, 2016 and 2015, we recorded $28.3 million, $42.7 million and $26.1 million, respectively, of equity-based compensation expense.
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
Segment reporting. Our chief operating decision-maker (“CODM”) is Phillip Frost, M.D., our Chairman and Chief Executive Officer. Our CODM reviews our operating results and operating plans and makes resource allocation decisions on a Company-wide or aggregate basis. We manage our operations in two reportable segments, pharmaceutical and diagnostics. The pharmaceutical segment consists of our pharmaceutical operations we acquired in Chile, Mexico, Ireland, Israel and Spain and our pharmaceutical research and development. The diagnostics segment primarily consists of clinical laboratory operations we acquired through the acquisition of BioReference and point-of-care operations. There are no significant inter-segment sales. We evaluate the performance of each segment based on operating profit or loss. There is no inter-segment allocation of interest expense and income taxes. Refer to Note 16.
Shipping and handling costs. We do not charge customers for shipping and handling costs. Shipping and handling costs are classified as Cost of revenues in the Consolidated Statement of Operations.
Foreign currency translation. The financial statements of certain of our foreign operations are measured using the local currency as the functional currency. The local currency assets and liabilities are generally translated at the rate of exchange to the United States (“U.S.”) dollar on the balance sheet date and the local currency revenues and expenses are translated at average rates of exchange to the U.S. dollar during the reporting periods. Foreign currency transaction gains (losses) have been reflected as a component of Other income (expense), net within the Consolidated Statement of Operations and foreign currency translation gains (losses) have been included as a component of the Consolidated Statement of Comprehensive Loss. During the years ended December 31, 2017, 2016 and 2015, we recorded $1.4 million, $0.8 million and $(2.4) million, respectively of transaction gains (losses).

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
Recent accounting pronouncements. In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers.” ASU 2014-09, as amended, clarifies the principles for recognizing revenue and develops a common revenue standard for GAAP that removes inconsistencies and weaknesses in revenue requirements, provides a more robust framework for addressing revenue issues, improves comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets, provides more useful information to users of financial statements through improved disclosure requirements and simplifies the preparation of financial statements by reducing the number of requirements to which an entity must refer. ASU 2014-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. Companies can choose to apply the ASU using either the full retrospective approach or a modified retrospective approach. We plan to adopt the ASU in the first quarter of 2018 using the full retrospective approach.
We continue to assess the impact of this ASU on our financial condition, results of operations, cash flows and disclosures. Our analysis includes reviewing current accounting policies and practices to identify potential differences that would result from applying the requirements under this new standard. We have reviewed certain contracts with its customers that we believe are representative of our revenue streams and continue to review additional contracts across our global business units. ASU 2014-09 requires increased disclosure which in turn is expected to require certain new processes. The determination of the impact of adoption of ASU 2014-09 on our financial condition, results of operations, cash flows and disclosures is ongoing, and, as such, we are not able to reasonably estimate the quantitative effect that the adoption of the new standard will have on our financial statements. Based on our preliminary assessment of this ASU, for our diagnostics segment, we generally do not expect any significant changes to the timing of revenue recognition or net income, but there will be a change in the presentation in the Statement of Operations. Under the ASU, the majority of the amounts that were historically classified as provision for bad debts, primarily related to patient responsibility, will be considered an implicit price concession in determining net revenues. Accordingly, we will report uncollectible balances associated with individual patients as a reduction of the transaction price and therefore as a reduction in net revenues when historically these amounts were classified as provision for bad debts within Selling, general and administrative expenses.
In July 2015, the FASB issued ASU No. 2015-11, “Inventory (Topic 330): Simplifying the Measurement of Inventory,” which changes the measurement principle for entities that do not measure inventory using the last-in, first-out (“LIFO”) or retail inventory method from the lower of cost or market to lower of cost and net realizable value. ASU 2015-11 was effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years, with early adoption permitted. The adoption of ASU 2015-11 in the first quarter of 2017 did not have a significant impact on our Consolidated Financial Statements.
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
In January 2016, the FASB issued ASU No. 2016-01, “Financial Instruments - Overall (Subtopic 825-10),” which addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. The ASU requires equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. ASU 2016-01 will be effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, with early adoption permitted. We are currently evaluating the impact of this new guidance on our Consolidated Financial Statements, but the primary effect will be the recognition of changes in the fair value of our available for sale investments in net income.

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
In March 2016, the FASB issued ASU No. 2016-09, “Compensation - Stock Compensation (Topic 718),” which simplifies several aspects of the accounting for share-based payment award transactions, including the income tax consequences, classification of awards as either equity or liabilities, classification on the statement of cash flows and accounting for forfeitures. ASU 2016-09 was effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years, with early adoption permitted. We adopted this standard in the first quarter of 2017. As required by ASU 2016-09, excess tax benefits are classified as an operating activity in our Consolidated Statement of Cash Flows and we have applied this provision prospectively. In addition, we have elected to estimate forfeitures over the course of a vesting period, rather than account for forfeitures as they occur. We adjust our forfeiture estimates based on the number of share-based awards that ultimately vest on at least an annual basis. As a result of the adoption of ASU 2016-09 in 2017, we recorded a cumulative-effect adjustment to reduce our deferred tax liabilities and reduce our accumulated deficit by $31.7 million with respect to excess tax benefits recognized in our Consolidated Balance Sheets.
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
Note 3 Loss Per Share
Basic loss per share is computed by dividing our net loss by the weighted average number of shares outstanding during the period. For diluted earnings per share, the dilutive impact of stock options, warrants and, for the years ended December 31, 2016 and 2015, conversion options of the 2033 Senior Notes is determined by applying the “treasury stock” method. For the year ended December 31, 2017, the 2033 Senior Notes have been considered using the “if converted” method. In the periods in which their effect would be antidilutive, no effect has been given to outstanding options, warrants or the potentially dilutive shares issuable pursuant to the 2033 Senior Notes (defined in Note 6) in the dilutive computation.
A total of 6,255,624, 9,494,999 and 14,269,717 potential shares of Common Stock have been excluded from the calculation of diluted net loss per share for the years ended December 31, 2017, 2016 and 2015, respectively, because their inclusion would be antidilutive. A full presentation of diluted earnings per share has not been provided because the required adjustments to the numerator and denominator resulted in diluted earnings per share equivalent to basic earnings per share.
During the year ended December 31, 2017, 1,720,649 Common Stock options and Common Stock warrants to purchase shares of our Common Stock were exercised, resulting in the issuance of 1,447,792 shares of Common Stock. Of the 1,720,649 Common Stock options and Common Stock warrants exercised, 272,857 shares of Common Stock were surrendered in lieu of a cash payment via the net exercise feature of the agreements.
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
Investments
The following table reflects the accounting method, carrying value and underlying equity in net assets of our unconsolidated investments as of December 31, 2017:

(in thousands)
Investment type	Investment Carrying Value	Underlying Equity in Net Assets
Equity method investments	$23,338	$18,210
Variable interest entity, equity method	402	—
Available for sale investments	12,461
Cost method investment	1,108
Warrants and options	3,333
Total carrying value of investments	$40,642
Equity method investments
Our equity method investments consist of investments in Pharmsynthez (ownership 9%), Cocrystal Pharma, Inc. (“COCP”) (9%), Non-Invasive Monitoring Systems, Inc. (“NIMS”) (1%), Neovasc Inc. (5%), VBI Vaccines Inc. (“VBI”) (10%), InCellDx, Inc. (29%), BioCardia, Inc. (“BioCardia”) (5%), and Xenetic Biosciences, Inc. (“Xenetic”) (4%). The total assets, liabilities, and net losses of our equity method investees as of and for the year ended December 31, 2017 were $396.3 million, $201.8 million, and $130.9 million, respectively. We have determined that we and/or our related parties can significantly influence the success of our equity method investments through our board representation and/or voting power. Accordingly, we account for our investment in these entities under the equity method and record our proportionate share of their losses in Loss from investments in investees in our Consolidated Statement of Operations. The aggregate value of our equity method investments based on the quoted market price of their common stock and the number of shares held by us as of December 31, 2017 is $54.8 million.
Available for sale investments
Our available for sale investments consist of investments in RXi Pharmaceuticals Corporation (“RXi”) (ownership 2%), ChromaDex Corporation (1%), MabVax Therapeutics Holdings, Inc. (“MabVax”) (2%) and Eloxx Pharmaceuticals, Inc. (5%). We have determined that our ownership, along with that of our related parties, does not provide us with significant influence over the operations of our available for sale investments. Accordingly, we account for our investment in these entities as available for sale, and we record changes in these investments as an unrealized gain or loss in Other comprehensive income (loss) each reporting period.
Based on our evaluation of the value of our investment in Xenetic, including Xenetic’s decreasing stock price during the year ended December 31, 2017, we determined that the decline in fair value of our Xenetic common shares was other-than-temporary and recorded an impairment charge of $0.6 million in Other income (expense), net in our Consolidated Statement of Operations for the year ended December 31, 2017 to write our investment in Xenetic down to its fair value as of December 31, 2017.
Based on our evaluation of the value of our investments in Xenetic, RXi and ARNO, including their decreasing stock price during the year ended December 31, 2016, we determined that the decline in fair value of our common shares in Xenetic, RXi and ARNO was other-than-temporary and recorded an impairment charge of $4.8 million in Other income (expense), net in our Consolidated Statement of Operations for the year ended December 31, 2016 to write our investments in Xenetic, RXi and ARNO down to their respective fair values as of December 31, 2016.
In December 2017, Eloxx Pharmaceuticals Ltd. and Sevion Therapeutics, Inc. completed their acquisition transaction. The company will be known as Eloxx Pharmaceuticals, Inc. (“Eloxx”) following completion of the transaction. We recorded a $2.5 million gain in connection with the acquisition transaction in Other income (expense), net in our Consolidated Statement of Operations for the year ended December 31, 2017. We account for our investment in Eloxx as an available for sale investment.
Sales of investments
Gains included in earnings from sale of our investments for the year ended December 31, 2017, were $1.5 million and were recorded in Other income (expense), net in our Consolidated Statement of Operations. No gains (losses) were recognized during the years ended December 31, 2016 and 2015. The cost of securities sold is based on the specific identification method.
Warrants and options
In addition to our equity method investments and available for sale investments, we hold options to purchase 0.4 million additional shares of BioCardia, 0.1 million of which are vested as of December 31, 2017, and 1.0 million, 0.7 million, 0.5 million, 0.2 million and 4.9 million of warrants to purchase additional shares of COCP, InCellDx, Inc., Xenetic, RXi and Neovasc, respectively. We recorded the changes in the fair value of the options and warrants in Fair value changes of derivative instruments, net in our Consolidated Statement of Operations. We also recorded the fair value of the options and warrants in Investments, net in our Consolidated Balance Sheet. See further discussion of the Company’s options and warrants in Note 17 and Note 18.
Investments in variable interest entities
We have determined that we hold variable interests in Zebra Biologics, Inc. (“Zebra”). We made this determination as a result of our assessment that Zebra does not have sufficient resources to carry out its principal activities without additional financial support.
We own 1,260,000 shares of Zebra Series A-2 Preferred Stock and 900,000 shares of Zebra restricted common stock (ownership 29% at December 31, 2017). Zebra is a privately held biotechnology company focused on the discovery and development of biosuperior antibody therapeutics and complex drugs. Dr. Richard Lerner, M.D., a member of our Board of Directors, is a founder of Zebra and, along with Dr. Frost, serves as a member of Zebra’s Board of Directors.
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
Other
We recorded $8.8 million of expense in Selling, general and administrative expenses in our Consolidated Statement of Operations for the year ended December 31, 2017 to write certain Other current assets from our investees down to their estimated fair value.

Note 5 Composition of Certain Financial Statement Captions

	For the years ended December 31,
(In thousands)	2017	2016
Accounts receivable, net
Accounts receivable	$231,940	$256,552
Less: allowance for doubtful accounts	(66,424)	(36,268)
	$165,516	$220,284
Inventories, net
Consumable supplies	$21,546	$23,448
Finished products	21,012	16,143
Work in-process	5,873	3,896
Raw materials	7,467	4,686
Less: inventory reserve	(6,565)	(945)
	$49,333	$47,228
Other current assets and prepaid expenses
Other receivables	$3,398	$13,021
Taxes recoverable	18,138	16,187
Prepaid supplies	8,207	6,952
Prepaid insurance	3,532	3,688
Other	3,838	7,508
	$37,113	$47,356
Property, plant and equipment, net:
Machinery, medical and other equipment	$112,961	$100,100
Leasehold improvements	34,121	30,122
Furniture and fixtures	11,540	11,247
Automobiles and aircraft	11,137	13,342
Software	12,469	10,990
Building	8,227	5,696
Land	2,552	2,264
Construction in process	39,397	5,848
Less: accumulated depreciation	(85,847)	(56,778)
	$146,557	$122,831
Intangible assets, net:
Customer relationships	$448,345	$443,560
Technologies	340,921	340,397
Trade names	50,553	50,442
Covenants not to compete	16,372	16,348
Licenses	10,305	23,506
Product registrations	10,475	7,641
Other	5,799	5,289
Less: accumulated amortization	(198,935)	(123,207)
	$683,835	$763,976
Accrued expenses:
Deferred revenue	$46,189	$73,434
Employee benefits	50,377	43,792
Taxes payable	4,609	4,430
Contingent consideration	11,750	259

	For the years ended December 31,
(In thousands)	2017	2016
Clinical trials	12,191	5,935
Capital leases short-term	3,399	3,025
Milestone payment	4,868	4,865
Professional fees	2,355	4,035
Other	79,364	58,180
	$215,102	$197,955

Other long-term liabilities:
Deferred revenue	$58,989	$89,016
Line of credit	104,152	38,809
Contingent consideration	29,603	44,817
Capital leases long-term	7,786	7,216
Mortgages and other debts payable	1,567	717
Other	17,857	21,908
	$219,954	$202,483
The following table summarizes the fair values assigned to our major intangible asset classes upon each acquisition:

(In thousands)	Technologies	In-process research and development	Customer relationships	Product registrations	Covenants not to compete	Trade names	Other	Total identified intangible assets	Goodwill
BioReference	$100,600	$—	$389,800	$—	$7,750	$47,100	$—	$545,250	$401,821
CURNA	—	10,000	—	—	—	—	290	10,290	4,827
EirGen	—	560	34,155	—	—	—	3,919	38,634	83,373
FineTech	2,700	—	14,200	—	1,500	400	—	18,800	11,623
OPKO Biologics	—	590,200	—	—	—	—	—	590,200	139,784
OPKO Chile	—	—	3,945	5,829	—	1,032	—	10,806	5,441
OPKO Diagnostics	44,400	—	—	—	—	—	—	44,400	17,977
OPKO Health Europe	3,017	1,459	436	2,930	187	349	—	8,378	8,062
OPKO Lab	1,370	—	3,860	—	6,900	1,830	70	14,030	29,629
OPKO Renal	—	191,530	—	—	—	—	210	191,740	2,411
Transition Therapeutics	—	41,000	—	—	—	—	—	41,000	3,453
Weighted average amortization period	8-12 years	Indefinite	6-20 years	9 years	5 years	4-5 years	3-10 years		Indefinite
All of the intangible assets and goodwill acquired relate to our acquisitions of principally OPKO Renal, OPKO Biologics, EirGen and BioReference. We do not anticipate capitalizing the cost of product registration renewals, rather we expect to expense these costs, as incurred. Our goodwill is not tax deductible for income tax purposes in any jurisdiction we operate in.
The changes in value of the intangible assets and goodwill during 2017 are primarily due to foreign currency fluctuations between the Chilean Peso, the Euro and the Shekel against the U.S. dollar. For the year ended December 31, 2016, we reclassified $187.6 million of IPR&D related to Rayaldee from In-process research and development to Intangible assets, net in our Consolidated Balance Sheet upon the FDA’s approval of Rayaldee in June 2016. In addition, we made certain purchase price allocation adjustments related to the BioReference acquisition during the year ended December 31, 2016.
The following table reflects the changes in the allowance for doubtful accounts, provision for inventory reserve and tax valuation allowance accounts:

(In thousands)	Beginning balance	Charged to expense	Written-off	Charged to other	Ending balance
2017
Allowance for doubtful accounts	$(36,268)	(107,256)	77,047	53	$(66,424)
Inventory reserve	$(945)	(5,390)	(230)	—	$(6,565)
Tax valuation allowance	$(55,415)	(82,358)	—	(4,289)	$(142,062)
2016
Allowance for doubtful accounts	$(25,168)	(83,463)	68,840	3,523	$(36,268)
Inventory reserve	$(1,051)	(20)	296	(170)	$(945)
Tax valuation allowance	$(42,147)	7,726	—	(20,994)	$(55,415)
The following table summarizes the changes in Goodwill during the years ended December 31, 2017 and 2016.

	2017				2016
(In thousands)	Balance at January 1	Purchase Accounting Adj	Foreign exchange and other	Balance at December 31st	Balance at January 1	Purchase accounting adjustments	Foreign exchange	Balance at December 31
Pharmaceuticals
CURNA	$4,827	$—	$—	$4,827	$4,827	$—	$—	$4,827
EirGen	78,358	—	10,868	89,226	81,139	—	(2,781)	78,358
FineTech	11,698	—	—	11,698	11,698	—	—	11,698
OPKO Biologics	139,784	—	—	139,784	139,784	—	—	139,784
OPKO Chile	4,785	—	418	5,203	4,517	—	268	4,785
OPKO Health Europe	6,936	—	962	7,898	7,191	—	(255)	6,936
OPKO Renal	2,069	—	—	2,069	2,069	—	—	2,069
Transition Therapeutics	3,360	—	248	3,608	—	3,453	(93)	3,360

Diagnostics
BioReference	401,821	—	—	401,821	441,158	(39,337)	—	401,821
OPKO Diagnostics	17,977	—	—	17,977	17,977	—	—	17,977
OPKO Lab	32,988	—	—	32,988	32,988	—	—	32,988
	$704,603	$—	$12,496	$717,099	$743,348	$(35,884)	$(2,861)	$704,603

Note 6 Debt
In January 2013, we entered into note purchase agreements (the “2033 Senior Notes”) with qualified institutional buyers and accredited investors (collectively, the “Purchasers”) in a private placement in reliance on exemptions from registration under the Securities Act of 1933, as amended (the “Securities Act”). The 2033 Senior Notes were issued on January 30, 2013. The 2033 Senior Notes, which totaled $175.0 million in original principal amount, bear interest at the rate of 3.0% per year, payable semiannually on February 1 and August 1 of each year. The 2033 Senior Notes will mature on February 1, 2033, unless earlier repurchased, redeemed or converted. Upon a fundamental change as defined in the Indenture, dated as of January 30, 2013, by and between the Company and Wells Fargo Bank N.A., as trustee, governing the 2033 Senior Notes (the “Indenture”), subject to certain exceptions, the holders may require us to repurchase all or any portion of their 2033 Senior Notes for cash at a repurchase price equal to 100% of the principal amount of the 2033 Senior Notes being repurchased, plus any accrued and unpaid interest to but not including the fundamental change repurchase date.
The following table sets forth information related to the 2033 Senior Notes which is included in our Consolidated Balance Sheet as of December 31, 2017:

(In thousands)	Embedded conversion option	2033 Senior Notes	Discount	Debt Issuance Cost	Total
Balance at December 31, 2016	$16,736	$31,850	$(4,612)	$(273)	$43,701
Amortization of debt discount and debt issuance costs	—	—	2,047	148	2,195
Change in fair value of embedded derivative	(3,185)	—	—	—	(3,185)
Reclassification of embedded derivatives to equity	(13,551)	—	—	—	(13,551)
Balance at December 31, 2017	$—	$31,850	$(2,565)	$(125)	$29,160
The following table sets forth information related to the 2033 Senior Notes which is included in our Consolidated Balance Sheet as of December 31, 2016:

(In thousands)	Embedded conversion option	2033 Senior Notes	Discount	Debt Issuance Cost	Total
Balance at December 31, 2015	$23,737	$32,200	$(6,525)	$(426)	$48,986
Amortization of debt discount and debt issuance costs	—	—	1,913	153	2,066
Change in fair value of embedded derivative	(7,001)	—	—	—	(7,001)
Conversion	—	(350)	—	—	(350)
Balance at December 31, 2016	$16,736	$31,850	$(4,612)	$(273)	$43,701
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
The change in derivative income for the period from January 1, 2017 to February 1, 2017 related to the embedded derivatives was $3.2 million and the fair value at that date was $13.6 million. As the embedded derivatives are no longer required to be accounted for separately each period, the embedded derivative fair value of $13.6 million as of February 1, 2017 was reclassified to additional paid in capital.
From 2013 to 2016, holders of the 2033 Senior Notes converted 143.2 million in aggregate principal amount into an aggregate of 21,539,873 shares of the Company’s Common Stock.
On April 1, 2015, we initially announced that our 2033 Senior Notes were convertible through June 2015 by holders of such notes. This conversion right was triggered because the closing price per share of our Common Stock exceeded $9.19, or 130% of the initial conversion price of $7.07, for at least 20 of 30 consecutive trading days during the applicable measurement period. We have elected to satisfy our conversion obligation under the 2033 Senior Notes in shares of our Common Stock. Our 2033 Senior Notes continued to be convertible by holders of such notes for the remainder of 2015, 2016 and the first quarter of 2017. They may become convertible again if one or more of the conversion conditions specified in the Indenture is satisfied during future measurement periods. Pursuant to the Indenture, a holder who elects to convert the 2033 Senior Notes will receive 141.4827 shares of our Common Stock plus such number of additional shares as is applicable on the conversion date per $1,000 principal amount of 2033 Senior Notes based on the early conversion provisions in the Indenture.
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

The following table sets forth the inputs to the lattice model used to value the embedded derivative:

	February 1, 2017	December 31, 2016	December 31, 2015
Stock price	$8.63	$9.30	$10.05
Conversion Rate	141.4827	141.4827	141.4827
Conversion Price	$7.07	$7.07	$7.07
Maturity date	February 1, 2033	February 1, 2033	February 1, 2033
Risk-free interest rate	1.22%	1.22%	1.33%
Estimated stock volatility	49%	47%	50%
Estimated credit spread	761 basis points	765 basis points	1,142 basis points
On November 5, 2015, BioReference and certain of its subsidiaries entered into a credit agreement with JPMorgan Chase Bank, N.A. (“CB”), as lender and administrative agent, as amended (the “Credit Agreement”), which replaced BioReference’s prior credit facility. The Credit Agreement provides for a $175.0 million secured revolving credit facility and includes a $20.0 million sub-facility for swingline loans and a $20.0 million sub-facility for the issuance of letters of credit. BioReference may increase the credit facility to up to $275.0 million on a secured basis, subject to the satisfaction of specified conditions. The Credit Agreement matures on November 5, 2020 and is guaranteed by all of BioReference’s domestic subsidiaries. The Credit Agreement is also secured by substantially all assets of BioReference and its domestic subsidiaries, as well as a non-recourse pledge by us of our equity interest in BioReference. Availability under the Credit Agreement is based on a borrowing base comprised of eligible accounts receivables of BioReference and certain of its subsidiaries, as specified therein. As of December 31, 2017, the total availability under our Credit Agreement with CB was $104.2 million. Principal under the Credit Agreement is due upon maturity on November 5, 2020.
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
On March 17, 2017, BioReference and certain of its subsidiaries entered into Amendment No. 3 to Credit Agreement, which amended the Credit Agreement to permit BioReference and its subsidiaries to dividend cash to the Company in the form of an intercompany loan, in an aggregate amount not to exceed $55.0 million. On August 7, 2017, BioReference and certain of its subsidiaries entered into Amendment No. 4 to Credit Agreement, which amended the Credit Agreement to permit BioReference and its subsidiaries to dividend cash to the Company in the form of an additional intercompany loan, in an aggregate amount not to exceed $35.0 million. On November 8, 2017, BioReference and certain of its subsidiaries entered into Amendment No. 5 to Credit Agreement, which amended the Credit Agreement to, among other things, ease certain thresholds that require increased reporting by BioReference and reduce the pro forma availability condition for BioReference to make certain cash dividends to the Company.  On December 22, 2017, BioReference and certain of its subsidiaries entered into Amendment No. 6 to Credit Agreement, which amended the Credit Agreement to, among other things, permit BioReference and its subsidiaries to dividend cash to the Company in the form of intercompany loans, in an aggregate amount not to exceed $45.0 million. The other terms of the Credit Agreement remain unchanged.
The Credit Agreement contains customary covenants and restrictions, including, without limitation, covenants that require BioReference and its subsidiaries to maintain a minimum fixed charge coverage ratio if availability under the new credit facility falls below a specified amount and to comply with laws and restrictions on the ability of BioReference and its subsidiaries to incur additional indebtedness or to pay dividends and make certain other distributions to the Company, subject to certain exceptions as specified therein. Failure to comply with these covenants would constitute an event of default under the Credit Agreement, notwithstanding the ability of BioReference to meet its debt service obligations. The Credit Agreement also includes various customary remedies for the lenders following an event of default, including the acceleration of repayment of outstanding amounts under the Credit Agreement and execution upon the collateral securing obligations under the Credit Agreement. Substantially all the assets of BioReference and its subsidiaries are restricted from sale, transfer, lease, disposal or distributions to the Company, subject to certain exceptions. BioReference and its subsidiaries net assets as of December 31, 2017 were approximately $0.9 billion, which includes goodwill of $401.8 million and intangible assets of $446.5 million.

In addition to the Credit Agreement with CB, we have line of credit agreements with eleven other financial institutions as of December 31, 2017 and ten other financial institutions as of December 31, 2016 in United States, Chile and Spain. These lines of credit are used primarily as a source of working capital for inventory purchases.
The following table summarizes the amounts outstanding under the BioReference, Chilean and Spanish lines of credit:

(Dollars in thousands)			Balance Outstanding
Lender	Interest rate on borrowings at December 31, 2017	Credit line capacity	December 31, 2017	December 31, 2016
JP Morgan Chase	3.27%	$175,000	$104,152	$38,809
Itau Bank	5.50%	1,810	446	419
Bank of Chile	6.60%	3,800	1,598	1,619
BICE Bank	5.50%	2,500	1,819	1,538
BBVA Bank	5.50%	3,250	1,665	1,063
Security Bank	5.50%	501	501	—
Estado Bank	5.50%	3,500	2,111	1,870
Santander Bank	5.50%	4,500	1,988	1,196
Scotiabank	5.00%	1,800	384	789
Corpbanca	5.00%	—	—	18
Banco Bilbao Vizcaya	2.90%	300	—	—
Santander Bank	2.67%	359	—	—
Total		$197,320	$114,664	$47,321
At December 31, 2017 and 2016, the weighted average interest rate on our lines of credit was approximately 4.2% and 4.7%, respectively.
At December 31, 2017 and 2016, we had notes payable and other debt (excluding the 2033 Senior Notes, the Credit Agreement and amounts outstanding under lines of credit) as follows:

(In thousands)	December 31, 2017	December 31, 2016
Current portion of notes payable	$1,632	$3,681
Other long-term liabilities	2,011	2,090
Total	$3,643	$5,771
The notes and other debt mature at various dates ranging from 2017 through 2024 bearing variable interest rates from 1.8% up to 6.3%. The weighted average interest rate on the notes and other debt at December 31, 2017 and 2016, was 3.0% and 3.2%, respectively. The notes are secured by our office space in Barcelona.

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
In addition to our equity-based compensation plans, we have issued warrants to purchase our Common Stock. Refer to Note 9 for additional information on our share-based compensation plans. The table below provides additional information for warrants outstanding as of December 31, 2017.

	Number of warrants	Weighted average exercise price	Expiration date
Outstanding at December 31, 2016	639,598	$0.86	Various from January 2017 through March 2017
Exercised	(416,295)	0.86
Expired	(223,303)	0.86
Outstanding and Exercisable at December 31, 2017	—	$—
Of the 416,295 Common Stock warrants exercised, 6,895 shares were surrendered in lieu of a cash payment via the net exercise feature of the warrant agreements.
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
Of the authorized Preferred Stock, 4,000,000 shares, 500,000 shares and 2,000,000 shares were designated Series A Preferred Stock, Series C Preferred Stock and Series D Preferred Stock, respectively. As of December 31, 2017 and 2016, there were no shares of Series A Preferred Stock, Series C Preferred Stock or Series D Preferred Stock issued or outstanding.

Note 8 Accumulated Other Comprehensive Income (Loss)
For the year ended December 31, 2017, changes in Accumulated other comprehensive income (loss), net of tax, were as follows:

(In thousands)	Foreign currency translation	Unrealized gain (loss) in Accumulated OCI	Total
Balance at December 31, 2016	$(28,128)	$1,119	$(27,009)
Other comprehensive income (loss) before reclassifications	22,724	3,790	26,514
Reclassification adjustments for losses included in net loss, net of tax	—	(33)	(33)
Net other comprehensive income (loss)	22,724	3,757	26,481
Balance at December 31, 2017	$(5,404)	$4,876	$(528)
Amounts reclassified from Accumulated other comprehensive income (loss) for the year ended December 31, 2017 includes an other-than-temporary impairment charge on our investment in Xenetic as discussed in Note 4. Amounts reclassified for our available for sale investments were based on the specific identification method.

For the year ended December 31, 2016, changes in Accumulated other comprehensive income, net of tax, were as follows:

(In thousands)	Foreign currency translation	Unrealized gain (loss) in Accumulated OCI	Total
Balance at December 31, 2015	$(23,174)	$637	$(22,537)
Other comprehensive income (loss) before reclassifications	(4,954)	(3,811)	(8,765)
Reclassification adjustments for losses included in net loss, net of tax	—	4,293	4,293
Net other comprehensive income (loss)	(4,954)	482	(4,472)
Balance at December 31, 2016	$(28,128)	$1,119	$(27,009)
Amounts reclassified from Accumulated other comprehensive income (loss) for the year ended December 31, 2016 includes an other-than-temporary impairment charges on our investments in Xenetic, ARNO and RXi as discussed in Note 4. Amounts reclassified for our available for sale investments were based on the specific identification method.

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
We classify the cash flows resulting from the tax benefit that arises when the tax deductions exceed the compensation cost recognized for those equity awards (excess tax benefits) as cash flows from operations. There were no excess tax benefits for the years ended December 31, 2017, 2016, and 2015.
Equity-based compensation arrangements to non-employees are accounted for at their fair value on the measurement date. The measurement of equity-based compensation to non-employees is subject to periodic adjustment over the vesting period of the equity instruments.
Valuation and Expense Information
We recorded equity-based compensation expense of $28.3 million, $42.7 million and $26.1 million for the years ended December 31, 2017, 2016, and 2015, respectively, all of which were reflected as operating expenses. Of the $28.3 million of equity based compensation expense recorded in the year ended December 31, 2017, $21.2 million was recorded as selling, general and administrative expenses, $5.1 million was recorded as research and development expenses and $2.0 million was recorded as a cost of revenue. Of the $42.7 million of equity based compensation expense recorded in the year ended December 31, 2016, $33.4 million was recorded as selling, general and administrative expense, $7.5 million was recorded as research and development expenses and $1.8 million was recorded as a cost of revenue. Of the $26.1 million of equity based compensation expense recorded in the year ended December 31, 2015, $17.4 million was recorded as selling, general and administrative expense, $7.9 million was recorded as research and development expenses and 0.8 million was recorded as cost of revenue.
We estimate forfeitures of stock options and recognize compensation cost only for those awards expected to vest. Forfeiture rates are determined for all employees and non-employee directors based on historical experience and our estimate of future vesting. Estimated forfeiture rates are adjusted from time to time based on actual forfeiture experience.
As of December 31, 2017, there was $40.4 million of unrecognized compensation cost related to the stock options granted under our equity-based incentive compensation plans. Such cost is expected to be recognized over a weighted-average period of approximately 3.0 years.
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

	Year Ended December 31, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015
Expected term (in years)	3.0 - 10.0	1.0 - 10.0	1.0 - 10.0
Risk-free interest rate	1.32% - 2.41%	0.71% - 2.51%	0.26% - 2.42%
Expected volatility	38% - 55%	38% - 64%	32% - 64%
Expected dividend yield	0%	0%	0%
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
We maintain incentive stock plans that provide for the grants of stock options to our directors, officers, employees and non-employee consultants. As of December 31, 2017, there were 28,901,409 shares of Common Stock reserved for issuance under our 2016 Equity Incentive Plan and our 2007 Equity Incentive Plan. We intend to issue new shares upon the exercise of stock options. Stock options granted under these plans have been granted at an option price equal to the closing market value of the stock on the date of the grant. Stock options granted under these plans to employees typically become exercisable over four years in equal annual installments after the date of grant, and stock options granted to non-employee directors become exercisable in full one-year after the grant date, subject to, in each case, continuous service with us during the applicable vesting period. We assumed stock options to grant Common Stock as part of the mergers with Acuity Pharmaceuticals, Inc., Froptix, Inc., OPKO Biologics and BioReference, which reflected various vesting schedules, including monthly vesting to employees and non-employee consultants.
A summary of option activity under our stock option plans as of December 31, 2017, and the changes during the year is presented below:

Options	Number of options	Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate intrinsic value (in thousands)
Outstanding at December 31, 2016	34,640,514	$10.18	6.79	$32,984
Granted	2,131,500	$7.50
Exercised	(1,298,704)	$3.01
Forfeited	(2,735,813)	$11.75
Expired	(1,438,112)	$11.84
Outstanding at December 31, 2017	31,299,385	$10.08	6.37	$1,886
Vested and expected to vest at December 31, 2017	29,484,888	$10.04	6.27	$1,886
Exercisable at December 31, 2017	18,697,466	$9.59	5.26	$1,886
The total intrinsic value of stock options exercised for the years ended December 31, 2017, 2016, and 2015 was $6.4 million, $9.9 million and $69.9 million, respectively.
The weighted average grant date fair value of stock options granted for the years ended December 31, 2017, 2016, and 2015 was $4.50, $4.78, and $5.00, respectively. The total fair value of stock options vested during the years ended December 31, 2017, 2016, and 2015 was $34 million, $30.2 million and $13.3 million, respectively.

Note 10 Income Taxes
We operate and are required to file tax returns in the U.S. and various foreign jurisdictions.
The benefit (provision) for incomes taxes consists of the following:

	For the years ended December 31,
(In thousands)	2017	2016	2015
Current
Federal	$2,398	$—	$430
State	(1,737)	(2,931)	(2,157)
Foreign	(3,424)	(2,438)	(8,134)
	(2,763)	(5,369)	(9,861)
Deferred
Federal	(10,759)	25,739	109,286
State	(2,738)	10,657	12,327
Foreign	(2,595)	25,088	1,923
	(16,092)	61,484	123,536
Total, net	$(18,855)	$56,115	$113,675
Deferred income tax assets and liabilities as of December 31, 2017 and 2016 are comprised of the following:

(In thousands)	December 31, 2017	December 31, 2016
Deferred income tax assets:
Federal net operating loss	$79,356	$76,792
State net operating loss	46,571	36,285
Foreign net operating loss	35,710	32,895
Research and development expense	4,038	3,246
Tax credits	20,040	20,894
Stock options	28,830	36,485
Accruals	5,719	8,306
Equity investments	8,454	7,011
Bad debts	20,302	14,283
Lease liability	2,205	3,233
Foreign credits	11,113	10,253
Available for sale securities	2,406	4,792
Other	17,448	7,795
Deferred income tax assets	282,192	262,270
Deferred income tax liabilities:
Intangible assets	(280,962)	(354,043)
Fixed assets	(5,572)	(13,710)
Other	(2,325)	(2,121)
Deferred income tax liabilities	(288,859)	(369,874)
Net deferred income tax liabilities	(6,667)	(107,604)
Valuation allowance	(142,062)	(55,415)
Net deferred income tax liabilities	$(148,729)	$(163,019)
As of December 31, 2017, we have federal, state and foreign net operating loss carryforwards of approximately $488.7 million, $602.9 million and $146.9 million, respectively, that expire at various dates through 2037. Included in the foreign net operating losses is $95.8 million related to OPKO Biologics. As of December 31, 2017, we have research and development tax credit carryforwards of approximately $20.0 million that expire in varying amounts through 2037. As of each reporting date, management considers new evidence, both positive and negative, that could affect its view of the future realization of deferred tax assets. The Company has evaluated realization of its U.S. and non-U.S. deferred tax assets and has determined that certain deferred tax assets, primarily those generated in 2017, will more likely than not be unrealized. As a result, a valuation allowance of $82.4 million was recorded as of December 31, 2017.
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
During 2008, we conducted a study to determine the impact of the various ownership changes that occurred during 2007 and 2008. As a result, we have concluded that the annual utilization of our net operating loss carryforwards (“NOLs”) and tax credits is subject to a limitation pursuant to Internal Revenue Code Section 382. Under the tax law, such NOLs and tax credits are subject to expiration from 15 to 20 years after they were generated. As a result of the annual limitation that may be imposed on such tax attributes and the statutory expiration period, some of these tax attributes may expire prior to our being able to use them. There is no current impact on these financial statements as a result of the annual limitation. This study did not conclude whether OPKO’s predecessor, eXegenics, pre-merger NOLs were limited under Section 382. As such, of the $488.7 million of federal net operating loss carryforwards, at least approximately $53.4 million may not be able to be utilized.
Tax Cuts and Jobs Act
On December 22, 2017, the Tax Act was signed into law making significant changes to the Internal Revenue Code. Changes include, but are not limited to, a federal corporate tax rate decrease from 35% to 21%, effective for tax years beginning January 1, 2018, the transition of U.S. international taxation from a worldwide tax system to a territorial system, and a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings.
In December 2017, the SEC staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (SAB118), which allows us to record provisional amounts during a measurement period not to extend beyond one year of the enactment date. Since the Tax Act was passed late in the fourth quarter of 2017, and ongoing guidance and accounting interpretation are expected over the next 12 months, our accounting of deferred tax re-measurements, the transition tax, and other items are provisional and may materially change due to the forthcoming guidance and our ongoing analysis of final yearend data and tax positions. We expect to complete our analysis within the measurement period in accordance with SAB 118.
As a result of changes made by the Tax Cuts and Jobs Act, starting with compensation paid in 2018, Section 162(m) will limit us from deducting compensation, including performance-based compensation, in excess of $1.0 million paid to anyone who, starting in 2018, serves as the Chief Executive Officer or Chief Financial Officer, or who is among the three most highly compensated executive officers for any fiscal year. Because many different factors influence a well-rounded, comprehensive executive compensation program, and as a result of the changes made to Code Section 162(m) by the Tax Cuts and Jobs Act, some of the compensation we provide to our executive officers may not be deductible as a result of Code Section 162(m) if our Committee believes it will contribute to the achievement of our business objectives.
We anticipate future impacts at a U.S. state and local tax level related to the Tax Act; however, statutory and interpretive guidance is not available from applicable state and local tax authorities to reasonably estimate the impact. Consequently, we have not recorded provisional amounts and have continued to apply ASC 740 based on the provisions of the tax laws that were in effect immediately prior to Tax Act enactment.
The Tax Act affects the tax treatment of foreign earnings and profits (“E&P”) and results in a one-time transition tax on our post-1986 foreign E&P that we previously deferred from U.S. income tax expense. We have provisionally determined that we will not owe any transition tax and we have not provided for additional income taxes on any remaining undistributed foreign E&P not subject to the transition tax, or any outside tax basis differences inherent in our foreign subsidiaries.
Uncertain Income Tax Positions
We file federal income tax returns in the U.S. and various foreign jurisdictions, as well as with various U.S. states and the Ontario, Quebec and Nova Scotia provinces in Canada. We are subject to routine tax audits in all jurisdictions for which we file tax returns. Tax audits by their very nature are often complex and can require several years to complete. It is reasonably possible that some audits will close within the next twelve months, which we do not believe would result in a material change to our accrued uncertain tax positions.
U.S. Federal: Under the tax statute of limitations applicable to the Internal Revenue Code, we are no longer subject to U.S. federal income tax examinations by the Internal Revenue Service for years before 2014. However, because we are carrying forward income tax attributes, such as net operating losses and tax credits from 2014 and earlier tax years, these attributes can still be audited when utilized on returns filed in the future.
State: Under the statute of limitations applicable to most state income tax laws, we are no longer subject to state income tax examinations by tax authorities for years before 2014 in states in which we have filed income tax returns. Certain states may take the position that we are subject to income tax in such states even though we have not filed income tax returns in such states and, depending on the varying state income tax statutes and administrative practices, the statute of limitations in such states may extend to years before 2014.
Foreign: Under the statute of limitations applicable to our foreign operations, we are generally no longer subject to tax examination for years before 2012 in jurisdictions where we have filed income tax returns.
Unrecognized Tax Benefits
As of December 31, 2017, 2016, and 2015, the total amount of gross unrecognized tax benefits was approximately $21.3 million, $27.5 million, and $8.6 million, respectively. As of December 31, 2017, the total gross unrecognized tax benefit of $21.3 million consisted of increases of $0.0 million as a result of current year activity, and decreases of $4.5 million as a result of the lapse of statutes of limitations. As of December 31, 2017, the total amount of unrecognized tax benefits that, if recognized, would affect our effective income tax rate was $(12.4) million. We account for any applicable interest and penalties on uncertain tax positions as a component of income tax expense and we recognized $0.4 million and $0.1 million of interest expense for the years ended December 31, 2017 and 2016, respectively. As of December 31, 2016 and 2015, $6.1 million and $0.7 million of the unrecognized tax benefits, if recognized, would have affected our effective income tax rate. We believe it is reasonably possible that approximately $4.6 million of unrecognized tax benefits may be recognized within the next twelve months.
The following summarizes the changes in our gross unrecognized income tax benefits.

	For the years ended December 31,
(In thousands)	2017	2016	2015
Unrecognized tax benefits at beginning of period	$27,545	$8,595	$5,890
Gross increases – tax positions in prior period	44	1,443	955
Gross increases – tax positions in current period	—	18,472	2,543
Gross decreases – tax positions in prior period	(1,724)	(671)	(176)
Lapse of Statute of Limitations	(4,518)	(294)	(617)
Unrecognized tax benefits at end of period	$21,347	$27,545	$8,595
Other Income Tax Disclosures
The significant elements contributing to the difference between the federal statutory tax rate and the effective tax rate are as follows:

	For the years ended December 31,
	2017	2016	2015
Federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	5.1%	5.2%	2.8%
Foreign income tax	(5.2)%	1.2%	(7.8)%
Research and development tax credits	0.6%	5.4%	—%
Non-Deductible components of Convertible Debt	0.1%	2.2%	(9.4)%
Valuation allowance	(28.4)%	9.5%	61.1%
Rate change effect	(10.8)%	21.2%	—%
Non-deductible items	(1.9)%	(1.9)%	(0.7)%
Other	(1.0)%	(8.7)%	(1.0)%
Total	(6.5)%	69.1%	80.0%
The following table reconciles our losses before income taxes between U.S. and foreign jurisdictions:

	For the years ended December 31,
(In thousands)	2017	2016	2015
Pre-tax income (loss):
U.S.	$(247,938)	$(92,175)	$(113,612)
Foreign	(42,077)	10,977	(30,091)
Total	$(290,015)	$(81,198)	$(143,703)
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
Note 11 Related Party Transactions
We hold investments in Zebra (ownership 29%), Neovasc (5%), ChromaDex Corporation (1%), MabVax (2%), COCP (9%), NIMS 1% and BioCardia (5%). These investments were considered related party transactions as a result of our executive management’s ownership interests and/or board representation in these entities. See further discussion of our investments in Note 4.
In December 2017, Sevion and Eloxx completed their acquisition transaction, and the combined company is known as Eloxx Pharmaceuticals, Inc. following completion of the transaction. Subsequent to the acquisition transaction in December 2017, Eloxx Pharmaceuticals, Inc. is not a related party of OPKO. In June 2017, we invested $1.5 million in Eloxx for 99,915 Preferred C Shares and in July 2017, we invested an additional $1.5 million in Sevion for 10,000,000 shares of Sevion common stock. An entity controlled by Dr. Frost also made an investment in Eloxx. Previously, in November 2016, we made a $0.2 million loan to Sevion, and in February 2017, we entered into an agreement with Sevion pursuant to which we delivered $0.3 million cash to Sevion in exchange for a promissory note. The loan and promissory note were converted into 4.1 million shares of Sevion common stock in August 2017. In September 2017, we converted 66,667 shares of Series C Preferred Stock of Sevion into 1,250,006 shares of common stock. The agreements with Sevion were considered related party transactions as a result of our executive management’s ownership interests and board representation in Sevion. Steve Rubin, a member of our Board of Directors and Executive Vice President, serves as a director of Eloxx.
In November 2017, we invested an additional $3.0 million in Neovasc for 2,054,794 shares of its common stock, 2,054,794 Series A warrants, 2,054,794 Series B warrants and 822,192 Series C warrants.
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
In October 2016, we entered into a consulting agreement to provide strategic advisory services to BioCardia. In connection with the consulting agreement, BioCardia granted us 418,977 common stock options, after adjusting for a 1-for-12 reverse stock split in 2017. In December 2016, we purchased 1,602,564 shares of BioCardia, after adjusting for the reverse stock split, from Dr. Frost for $2.5 million. We have also purchased shares of BioCardia in the open market. BioCardia is a related party as a result of our executive management’s ownership interest and board representation in BioCardia and its predecessor, Tiger X Medical, Inc. In October 2016, BioCardia completed its merger with Tiger X Medical, Inc., to which Tiger X Medical, Inc. was the surviving entity and the name of the issuer was changed to BioCardia.
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
Our wholly-owned subsidiary, BioReference, purchases and uses certain products acquired from InCellDx, Inc., a company in which we hold a 29% minority interest.
We reimburse Dr. Frost for Company-related use by Dr. Frost and our other executives of an airplane owned by a company that is beneficially owned by Dr. Frost. We reimburse Dr. Frost for out-of-pocket operating costs for the use of the airplane by Dr. Frost or Company executives for Company-related business. We do not reimburse Dr. Frost for personal use of the airplane by Dr. Frost or any other executive. For the years ended December 31, 2017, 2016, and 2015, we recognized approximately $361 thousand, $298 thousand, and $595 thousand, respectively, for Company-related travel by Dr. Frost and other OPKO executives.

Note 12 Employee Benefit Plans
Effective January 1, 2007, the OPKO Health Savings and Retirement Plan (the “Plan”) permits employees to contribute up to 100% of qualified pre-tax annual compensation up to annual statutory limitations. The discretionary company match for employee contributions to the Plan is 100% up to the first 4% of the participant’s earnings contributed to the Plan. Effective January 1, 2017, employees of BioReference and its subsidiaries are eligible for participation in the Plan. Our matching contributions to our plans, including predecessor plans for BioReference, were approximately $8.4 million, $3.5 million and $3.1 million for the years ended December 31, 2017, 2016, and 2015 respectively.
Note 13 Commitments and Contingencies
In connection with our acquisitions of CURNA, OPKO Diagnostics and OPKO Renal, we agreed to pay future consideration to the sellers upon the achievement of certain events. As a result, as of December 31, 2017, we have recorded $41.4 million as contingent consideration, with $11.8 million recorded within Accrued expenses and $29.6 million recorded within Other long-term liabilities in the accompanying Consolidated Balance Sheets. Refer to Note 5. During the year ended December 31, 2016, we satisfied a $25.0 million contingent payment to the former owners of OPKO Renal through the issuance of 2,611,648 shares of our Common Stock.
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
We currently anticipate that a decision by the VHA with respect to the RFP will occur during 2018, although there can be no assurance that a decision will be made by such time or that, if favorable, such decision will not be challenged by participants in the RFP process or otherwise.
We accrue a liability for legal contingencies when we believe that it is both probable that a liability has been incurred and that we can reasonably estimate the amount of the loss. We review established accruals and adjust them to reflect ongoing negotiations, settlements, rulings, advice of legal counsel and other relevant information. To the extent new information is obtained and our views on the probable outcomes of claims, suits, assessments, investigations or legal proceedings change, changes in our accrued liabilities would be recorded in the period in which such determination is made. For the matters referenced in the paragraph below, the amount of liability is not probable or the amount cannot be reasonably estimated; and, therefore, accruals have not been made. In addition, in accordance with the relevant authoritative guidance, for matters which the likelihood of material loss is at least reasonably possible, we provide disclosure of the possible loss or range of loss; however, if a reasonable estimate cannot be made, we will provide disclosure to that effect.
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
We have employment agreements with certain executives of BioReference which provide for compensation and certain other benefits and for severance payments under certain circumstances. During the years ended December 31, 2017 and 2016, we recognized $5.8 million and $17.9 million, respectively, of severance costs pursuant to these employment agreements as a component of Selling, general and administrative expense.
At December 31, 2017, we were committed to make future purchases for inventory and other items in 2018 that occur in the ordinary course of business under various purchase arrangements with fixed purchase provisions aggregating $82.2 million.
Note 14 Strategic Alliances
Japan Tobacco Inc.
On October 12, 2017, EirGen, our wholly-owned subsidiary, and Japan Tobacco Inc. (“JT”) entered into a Development and License Agreement (the “JT Agreement”) granting JT the exclusive rights for the development and commercialization of Rayaldee in Japan (the “JT Territory”). The license grant to JT covers the therapeutic and preventative use of the product for (i) SHPT in non-dialysis and dialysis patients with CKD, (ii) rickets, and (iii) osteomalacia (the “Initial Indications”), as well as such additional indications as may be added to the scope of the license subject to the terms of the JT Agreement (the JT Additional Indications” and together with the JT Initial Indications, the “JT Field”).
In connection with the license, OPKO received an initial upfront payment of $6 million (“JT Upfront Payment”). OPKO will receive another $6 million upon the initiation of OPKO’s planned phase 2 study for Rayaldee in dialysis patients in the U.S. OPKO is also eligible to receive up to an additional aggregate amount of $31 million upon the achievement of certain regulatory and development milestones by JT for Rayaldee in the JT Territory, and $75 million upon the achievement of certain sales based milestones by JT in the JT Territory. OPKO will also receive tiered, double digit royalty payments at rates ranging from low double digits to mid-teens on net sales of Rayaldee within the JT Territory. JT will, at its sole cost and expense, be responsible for performing all development activities necessary to obtain all regulatory approvals for Rayaldee in Japan and for all commercial activities pertaining to Rayaldee in Japan, except for certain preclinical expenses which OPKO has agreed to reimburse JT up to a capped amount (“Preclinical Expenses”).
For revenue recognition purposes, we evaluated the JT Agreement to determine whether there were multiple deliverables in the arrangement. The JT Agreement provides for the following: (1) an exclusive license in the JT Territory in the JT Field for the development and commercialization of Rayaldee; and (2) upon JT’s request, EirGen will supply products to support the development, sale and commercialization of the products to JT in the JT Territory (the “JT Manufacturing Services”). We determined that the license granted to JT, as well as our obligation to provide additional license materials and development services, will be accounted for as a single unit of account. This determination was made because the additional license materials and development services to be provided by us are essential to the overall arrangement. We concluded the JT Manufacturing Services were a contingent deliverable dependent on the future regulatory and commercial action by JT.
We are recognizing the non-refundable $6 million upfront payment, net of the Preclinical Expenses, on a straight-line basis over the performance period as Revenue from transfer of intellectual property in our Consolidated Statement of Operations. The performance period over which the revenue will be recognized is expected to continue from the fourth quarter of 2017 through 2021, when we anticipate completing the various services that are specified in the JT Agreement and our performance obligations are completed. The additional $6 million we will receive upon the initiation of our planned phase 2 study for Rayaldee in dialysis patients in the U.S. will be recognized on a straight-line basis over the remaining performance period when received. Revenues related to the JT Manufacturing Services will be recognized as product is sold to JT.
We are also eligible to receive up to $31 million in regulatory and development milestones and $75 million in sales milestones. Payments received for regulatory, development and sales milestones are non-refundable. The milestones are payable if and when the associated milestone is achieved and will be recognized as revenue in the period in which the associated milestone is achieved, assuming all other revenue recognition criteria are met. To date, no revenue has been recognized related to the achievement of the milestones.
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
EirGen is also eligible to receive up to an additional $37 million in Regulatory Milestones and $195 million in Sales Milestones. Payments received for Regulatory Milestones and Sales Milestones are non-refundable. The Regulatory Milestones are payable if and when VFMCRP obtains approval from certain regulatory authorities and will be recognized as revenue in the period in which the associated milestone is achieved, assuming all other revenue recognition criteria are met. We account for the Sales Milestones as royalties and Sales Milestones payments which will be recognized as revenue in full in the period in which the associated milestone is achieved, assuming all other revenue recognition criteria are met. To date, no revenue has been recognized related to the achievement of the milestones.
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
For revenue recognition purposes, we viewed the Pfizer Transaction as a multiple-element arrangement. Multiple-element arrangements are analyzed to determine whether the various performance obligations, or elements, can be separated or whether they must be accounted for as a single unit of accounting. We evaluated whether a delivered element under an arrangement has standalone value and qualifies for treatment as a separate unit of accounting. Deliverables that do not meet these criteria are not evaluated separately for the purpose of revenue recognition. For a single unit of accounting, payments received are recognized in a manner consistent with the final deliverable. We determined that the deliverables under the Pfizer Transaction, including the licenses granted to Pfizer, as well as our obligations to provide various research and development services, will be accounted for as a single unit of account. This determination was made because the ongoing research and development services to be provided by us are essential to the overall arrangement as we have significant knowledge and technical know-how that is important to realizing the value of the licenses granted. The performance period over which the revenue will be recognized is expected to continue from the first quarter of 2015 through 2020, when we anticipate completing the various research and development services that are specified in the Pfizer Transaction and our performance obligations are completed. We will continue to review the timing of when our research and development services will be completed in order to assess that the estimated performance period over which the revenue is to be recognized is appropriate. Any significant changes in the timing of the performance period will result in a change in the revenue recognition period. We increased the expected performance period over which the revenue will be recognized in 2017 by approximately one year.
We are recognizing the non-refundable $295.0 million upfront payments on a straight-line basis over the performance period. We recognized $57.8 million of revenue related to the Pfizer Transaction in Revenue from transfer of intellectual property in our Consolidated Statement of Operations during the year ended December 31, 2017, and had deferred revenue related to the Pfizer Transaction of $101.1 million at December 31, 2017. As of December 31, 2017, $44.9 million of deferred revenue related to the Pfizer Transaction was classified in Accrued expenses and $56.2 million was classified in Other long-term liabilities in our Consolidated Balance Sheet. During the year ended December 31, 2017, we incurred $47.7 million in research and development expenses related to hGH-CTP, respectively.
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
In 2015, we made a payment of $25.9 million to the Office of the Chief Scientist of the Israeli Ministry of Economy (“OCS”) in connection with repayment obligations resulting from grants previously made by the OCS to OPKO Biologics to support development of hGH-CTP and the outlicense of the technology outside of Israel. We recognized the $25.9 million payment in Grant repayment expense in our Consolidated Statement of Operations during the year ended December 31, 2015.
TESARO
In November 2009, we entered into an asset purchase agreement (the “NK-1 Agreement”) under which we acquired VARUBI™ (rolapitant) and other neurokinin-1 (“NK-1”) assets from Merck. In December 2010, we entered into an exclusive license agreement with TESARO, in which we out-licensed the development, manufacture, commercialization and distribution of our lead NK-1 candidate, VARUBI™ (the “TESARO License”). Under the terms of the license, we received a $6.0 million upfront payment from TESARO and we received $30.0 million of milestone payments from TESARO upon achievement of certain regulatory and commercial sale milestones and we are eligible to receive additional commercial milestone payments of up to $85.0 million if specified levels of annual net sales are achieved. During the years ended December 31, 2017, 2016 and 2015, $10.0 million, $0.0 million and $15.0 million of revenue, respectively, was recognized related to the achievement of the milestones under the TESARO License. TESARO is also obligated to pay us tiered royalties on annual net sales achieved in the United States and Europe at percentage rates that range from the low double digits to the low twenties, and outside of the United States and Europe at low double-digit percentage rates. TESARO assumed responsibility for clinical development and commercialization of licensed products at its expense. Under the NK-1 Agreement, we will continue to receive royalties on a country-by-country and product-by-product basis until the later of the date that all of the patent rights licensed from us and covering VARUBI™ expire, are invalidated or are not enforceable and 12 years from the first commercial sale of the product.
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

Note 15 Leases
Operating leases
We conduct certain of our operations under operating lease agreements. Rent expense under operating leases was approximately $18.9 million, $18.8 million, and $7.8 million for the years ended December 31, 2017, 2016, and 2015, respectively.
As of December 31, 2017, the aggregate future minimum lease payments under all non-cancelable operating leases with initial or remaining lease terms in excess of one year are as follows:

Year Ending	(In thousands)
2018	$19,059
2019	15,166
2020	9,360
2021	6,079
2022	3,148
Thereafter	3,542
Total minimum operating lease commitments	$56,354
Capital leases
We acquired various assets under capital leases in connection with our acquisition of BioReference in 2015. Capital leases are included within Property, plant and equipment, net in our Consolidated Balance Sheet with imputed interest rates of approximately 2% as follows:

Capital leases	Year ended December 31, 2017
Automobiles	$11,137
Less: Accumulated Depreciation	(4,366)
Net capital leases in Property, plant and equipment	$6,771
As of December 31, 2017, the aggregate future minimum lease payments under all non-cancelable capital leases with initial or remaining lease terms in excess of one year are as follows:

Year Ending	(In thousands)
2018	$3,521
2019	3,029
2020	2,440
2021	1,586
2022	410
Thereafter	441
Total minimum capital lease commitments	11,427
Less: Amounts representing interest	242
Net capital liability	$11,185

Current	$3,399
Long-term	$7,786

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
Information regarding our operations and assets for our operating segments and the unallocated corporate operations as well as geographic information are as follows:

	For the years ended December 31,
(In thousands)	2017	2016	2015
Revenue from services:
Pharmaceutical	$—	$—	$—
Diagnostics	889,076	1,012,129	329,599
Corporate	—	—	140
	$889,076	$1,012,129	$329,739
Revenue from products:
Pharmaceutical	$107,759	$83,467	$80,146
Diagnostics	—	—	—
Corporate	—	—	—
	$107,759	$83,467	$80,146
Revenue from transfer of intellectual property:
Pharmaceutical	$70,668	$126,065	$81,853
Diagnostics	—	—	—
Corporate	—	—	—
	$70,668	$126,065	$81,853
Operating loss:
Pharmaceutical	$(87,907)	$(9,841)	$(40,395)
Diagnostics	(136,540)	(3,393)	(10,294)
Corporate	(55,615)	(60,041)	(46,512)
Less: Operating loss attributable to noncontrolling interests	—	—	(1,280)
	$(280,062)	$(73,275)	$(98,481)
Depreciation and amortization:
Pharmaceutical	$27,513	$18,254	$10,245
Diagnostics	74,442	78,233	31,918
Corporate	138	89	85
	$102,093	$96,576	$42,248
Income (loss) from investment in investees:
Pharmaceutical	$(12,646)	$(7,665)	$(7,105)
Diagnostics	(1,825)	13	—
Corporate	—	—	—
	$(14,471)	$(7,652)	$(7,105)
Revenues:
United States	$908,971	$1,014,389	$344,464
Ireland	77,285	137,785	78,989
Chile	44,286	35,364	29,885
Spain	18,285	15,812	16,622
Israel	13,951	15,317	18,107
Mexico	4,605	2,988	3,671
Other	120	6	—
	$1,067,503	$1,221,661	$491,738

(In thousands)	December 31, 2017	December 31, 2016
Assets:
Pharmaceutical	$1,282,564	$1,294,916
Diagnostics	1,241,388	1,408,522
Corporate	60,604	63,181
	$2,584,556	$2,766,619
Goodwill:
Pharmaceutical	$264,313	$251,817
Diagnostics	452,786	452,786
Corporate	—	—
	$717,099	$704,603
During the year ended December 31, 2017, two customers represented more than 10% of our total consolidated revenue. During the year ended December 31, 2016, no customer represented more than 10% of our total consolidated revenue. During the year ended December 31, 2015, revenue recognized under the Pfizer Transaction represented 13% of our total consolidated revenue. As of December 31, 2017, no customer represented more than 10% of our accounts receivable balance. As of December 31, 2016, one customer represented more than 10% of our accounts receivable balance.
The following table reconciles our Property, plant and equipment, net between U.S. and foreign jurisdictions:

(In thousands)	December 31, 2017	December 31, 2016
PP&E:
U.S.	$89,114	$100,716
Foreign	57,443	22,115
Total	$146,557	$122,831

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
A summary of our investments classified as available for sale and carried at fair value, is as follows:

	As of December 31, 2017
(In thousands)	Amortized Cost	Gross unrealized gains in Accumulated OCI	Gross unrealized losses in Accumulated OCI	Fair value
Common stock investments, available for sale	$7,585	$5,075	$(199)	$12,461

	As of December 31, 2016
(In thousands)	Amortized Cost	Gross unrealized gains in Accumulated OCI	Gross unrealized losses in Accumulated OCI	Fair value
Common stock investments, available for sale	$3,409	$1,313	$(194)	$4,528

Any future fluctuation in fair value related to our available for sale investments that is judged to be temporary, and any recoveries of previous temporary write-downs, will be recorded in Accumulated other comprehensive income (loss). If we determine that any future valuation adjustment was other-than-temporary, we will record a loss during the period such determination is made.
As of December 31, 2017, we have money market funds that qualify as cash equivalents, forward foreign currency exchange contracts for inventory purchases (Refer to Note 18) and contingent consideration related to the acquisitions of CURNA, OPKO Diagnostics and OPKO Renal that are required to be measured at fair value on a recurring basis. In addition, in connection with our investment and our consulting agreement with BioCardia, we record the related BioCardia options at fair value as well as the warrants from COCP, InCellDx, Inc., Xenetic, RXi and Neovasc.
Our financial assets and liabilities measured at fair value on a recurring basis are as follows:

	Fair value measurements as of December 31, 2017
(In thousands)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Assets:
Money market funds	$107	$—	$—	$107
Common stock investments, available for sale	12,461	—	—	12,461
Common stock options/warrants	—	3,333	—	3,333
Total assets	$12,568	$3,333	$—	$15,901
Liabilities:
Forward Contracts	—	317	—	317
Contingent consideration:	$—	$—	$41,353	41,353
Total liabilities	$—	$317	$41,353	$41,670

	Fair value measurements as of December 31, 2016
(In thousands)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Assets:
Money market funds	$5,314	$—	$—	$5,314
Common stock investments, available for sale	4,528	—	—	4,528
Common stock options/warrants	—	4,017	—	4,017
Forward contracts	—	39	—	39
Total assets	$9,842	$4,056	$—	$13,898
Liabilities:
Embedded conversion option	$—	$—	$16,736	$16,736
Contingent consideration:	—	—	45,076	45,076
Total liabilities	$—	$—	$61,812	$61,812
The carrying amount and estimated fair value of our 2033 Senior Notes with the embedded conversion option, as well as the applicable fair value hierarchy tiers, are contained in the table below. The fair value of the 2033 Senior Notes is determined using a binomial lattice approach in order to estimate the fair value of the embedded derivative in the 2033 Senior Notes. Refer to Note 6.

	December 31, 2017
(In thousands)	Carrying Value	Total Fair Value	Level 1	Level 2	Level 3
2033 Senior Notes	$29,160	$32,968	$—	$—	$32,968

	December 31, 2016
(In thousands)	Carrying Value	Total Fair Value	Level 1	Level 2	Level 3
2033 Senior Notes	$26,965	$45,205	$—	$—	$45,205
There have been no transfers between Level 1 and Level 2 and no transfers to or from Level 3 of the fair value hierarchy.
As of December 31, 2017 and 2016, the carrying value of our other financial instrument assets and liabilities approximates their fair value due to their short-term nature or variable rate of interest.
The following tables reconcile the beginning and ending balances of our Level 3 assets and liabilities as of December 31, 2017 and 2016:

	December 31, 2017
(In thousands)	Contingent consideration	Embedded conversion option
Balance at December 31, 2016	$45,076	$16,736
Total losses (gains) for the period:
Included in results of operations	(3,423)	(3,185)
Foreign currency impact	3	—
Payments	(303)	—
Reclassification of embedded derivatives to equity	—	(13,551)
Balance at December 31, 2017	$41,353	$—

	December 31, 2016
(In thousands)	Contingent consideration	Embedded conversion option
Balance at December 31, 2015	$54,422	$23,737
Total losses (gains) for the period:
Included in results of operations	16,954	(7,001)
Foreign currency impact	(1)	—
Payments	(26,299)	—
Balance at December 31, 2016	$45,076	$16,736
The estimated fair values of our financial instruments have been determined by using available market information and what we believe to be appropriate valuation methodologies. We use the following methods and assumptions in estimating fair value:
Contingent consideration – We estimate the fair value of the contingent consideration utilizing a discounted cash flow model for the expected payments based on estimated timing and expected revenues. We use several discount rates depending on each type of contingent consideration related to OPKO Diagnostics, CURNA and OPKO Renal transactions. If estimated future sales were to decrease by 10%, the contingent consideration related to OPKO Renal, which represents the majority of our contingent consideration liability, would decrease by $2.1 million. As of December 31, 2017, of the $41.4 million of contingent consideration, $11.8 million is recorded in Accrued expenses and $29.6 million is recorded in Other long-term liabilities. As of December 31, 2016, of the $45.1 million of contingent consideration, $0.3 million is recorded in Accrued expenses and $44.8 million is recorded in Other long-term liabilities.

Note 18 Derivative Contracts
The following table summarizes the fair values and the presentation of our derivative financial instruments in the Consolidated Balance Sheets:

(In thousands)	Balance Sheet Component	December 31, 2017	December 31, 2016
Derivative financial instruments:
Common stock options/warrants	Investments, net	$3,333	$4,017
Embedded conversion option	2033 Senior Notes, net of discount	$—	$16,736
Forward contracts	Unrealized gains on forward contracts are recorded in Other current assets and prepaid expenses. Unrealized (losses) on forward contracts are recorded in Accrued expenses.	$(317)	$39
We enter into foreign currency forward exchange contracts to cover the risk of exposure to exchange rate differences arising from inventory purchases on letters of credit. Under these forward contracts, for any rate above or below the fixed rate, we receive or pay the difference between the spot rate and the fixed rate for the given amount at the settlement date.
To qualify the derivative instrument as a hedge, we are required to meet strict hedge effectiveness and contemporaneous documentation requirements at the initiation of the hedge and assess the hedge effectiveness on an ongoing basis over the life of the hedge. At December 31, 2017 and 2016, our derivative financial instruments do not meet the documentation requirements to be designated as hedges. Accordingly, we recognize the changes in Fair value of derivative instruments, net in our Consolidated Statement of Operations. The following table summarizes the losses and gains recorded for the years ended December 31, 2017, 2016 and 2015:

	For the years ended December 31,
(In thousands)	2017	2016	2015
Derivative gain (loss):
Common stock options/warrants	$(2,533)	$(4,262)	$(2,854)
2033 Senior Notes	3,185	7,001	(36,588)
Forward contracts	$(600)	$39	$359
Total	$52	$2,778	$(39,083)

Note 19 Selected Quarterly Financial Data (Unaudited)

	For the 2017 Quarters Ended
(In thousands, except per share data)	March 31	June 30	September 30	December 31
Total revenues	$296,096	$314,213	$263,495	$193,699
Total costs and expenses	337,803	340,656	321,785	347,321
Net income (loss)	(30,995)	(17,528)	(46,442)	(213,905)
Net income (loss) attributable to common shareholders	(30,995)	(17,528)	(46,442)	(213,905)
Earnings (loss) per share, basic	$(0.06)	$(0.03)	$(0.08)	$(0.38)
Earnings (loss) per share, diluted	$(0.06)	$(0.04)	$(0.08)	$(0.38)

	For the 2016 Quarters Ended
(In thousands, except per share data)	March 31	June 30	September 30	December 31
Total revenues	$291,037	$357,100	$298,035	$275,489
Total costs and expenses	318,555	328,834	321,658	325,889
Net income (loss)	(11,978)	15,533	(14,977)	(13,661)
Net income (loss) attributable to common shareholders	(11,978)	15,533	(14,977)	(13,661)
Earnings (loss) per share, basic	$(0.02)	$0.03	$(0.03)	$(0.02)
Earnings (loss) per share, diluted	$(0.02)	$0.02	$(0.03)	$(0.04)

Note 20 Subsequent Events

On February 28, 2018, BioReference and certain of its subsidiaries entered into Amendment No. 7 to the Credit Agreement with JPMorgan Chase Bank, N.A. (“CB”), which amended the Credit Agreement to permit BioReference and its subsidiaries to use cash on hand, up to a maximum amount set forth in the amendment, to meet the availability requirements that otherwise would trigger (i) covenants that would require BioReference to maintain a minimum fixed charge coverage ratio and provide certain increased reporting under the Credit Agreement and (ii) CB’s right, as agent for the lenders under the Credit Agreement, to exercise sole dominion over funds held in certain accounts of BioReference. The other terms of the Credit Agreement remain unchanged.
On February 27, 2018, we agreed to issue a series of 5% Convertible Promissory Notes (the “Notes”) in the aggregate principal amount of $55.0 million. The Notes mature five (5) years from the date of issuance. Each holder of a Note has the option, from time to time, to convert all or any portion of the outstanding principal balance of such Note, together with accrued and unpaid interest thereon, into shares of our common stock, par value $0.01 per share (“Common Stock”), at a conversion price of $5.00 per share of Common Stock (the “Shares”). We may redeem all or any part of the then issued and outstanding Notes, together with accrued and unpaid interest thereon, pro ratably among the holders, upon no fewer than 30 days, and no more than 60 days, notice to the holders. The Notes contain customary events of default and representations and warranties of OPKO. We intend to use the proceeds of the Notes for general corporate purposes.
The issuance of the Notes and the issuance of the Shares, if any, upon conversion thereof was not, and will not be, respectively, registered under the Securities Act of 1933, as amended, pursuant to the exemption provided by Section 4(a)(2) thereof, and we have not agreed to register the Shares if or when such Shares are issued.
Purchasers of the Notes include an affiliate of Dr. Phillip Frost, M.D., our Chairman and Chief Executive Officer, and Dr. Jane H. Hsiao, Ph.D., MBA, our Vice-Chairman and Chief Technical Officer.
We have reviewed all subsequent events and transactions that occurred after the date of our December 31, 2017 Consolidated Balance Sheet date, through the time of filing this Annual Report on Form 10-K.

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A.     CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2017. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, management concluded that our disclosure controls and procedures were effective as of December 31, 2017.
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
Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2017, based on the framework in the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “2013 Internal Control-Integrated Framework”). Based on our evaluation under the 2013 Internal Control-Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2017.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2017 has been audited by Ernst & Young LLP, our independent registered public accounting firm, who also audited our Consolidated Financial Statements included in this Annual Report on Form 10-K, as stated in their report which appears with our accompanying Consolidated Financial Statements.
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
We are implementing new controls as part of our effort to adopt Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers.” The adoption of the ASU is requiring the implementation of new accounting processes which necessitates changes to our internal controls over financial reporting.
We are in the process of implementing a new comprehensive enterprise resource planning (“ERP”) system on a company-wide basis, which is one of the systems used for financial reporting. The implementation of the ERP system involves changes to our financial systems and other systems and accordingly, necessitated changes to our internal controls over financial reporting.
These changes to the Company’s internal control over financial reporting that occurred during the most recent quarter ended December 31, 2017 have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.     OTHER INFORMATION

On February 28, 2018, BioReference and certain of its subsidiaries entered into Amendment No. 7 to the Credit Agreement with JPMorgan Chase Bank, N.A. (“CB”), which amended the Credit Agreement to permit BioReference and its subsidiaries to use cash on hand, up to a maximum amount set forth in the amendment, to meet the availability requirements that otherwise would trigger (i) covenants that would require BioReference to maintain a minimum fixed charge coverage ratio and provide certain increased reporting under the Credit Agreement and (ii) CB’s right, as agent for the lenders under the Credit Agreement, to exercise sole dominion over funds held in certain accounts of BioReference. The other terms of the Credit Agreement remain unchanged.

PART III
The information required in Items 10 (Directors, Executive Officers and Corporate Governance), Item 11 (Executive Compensation), Item 12 (Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters), Item 13 (Certain Relationships and Related Transactions, and Director Independence), and Item 14 (Principal Accounting Fees and Services) is incorporated by reference to the Company’s definitive proxy statement for the 2018 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of December 31, 2017.

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

2.1(1)
Merger Agreement and Plan of Reorganization, dated as of March 27, 2007, by and among Acuity Pharmaceuticals, Inc., Froptix Corporation, eXegenics Inc., e-Acquisition Company I-A, LLC, and e-Acquisition Company II-B, LLC.

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

2.4(14)+	Agreement and Plan of Merger, dated January 28, 2011, by and among CURNA, Inc., KUR, LLC, OPKO Pharmaceuticals, LLC, OPKO CURNA, LLC, and certain individuals named therein.

2.5(15)
Agreement and Plan of Merger, dated October 13, 2011, by and among OPKO Health, Inc., Claros Merger Subsidiary, LLC, Claros Diagnostics, Inc., and Ellen Baron, Marc Goldberg and Michael Magliochetti on behalf of the Shareholder Representative Committee.

2.6(17)+	Stock Purchase Agreement, dated December 20, 2011, by and among FineTech Pharmaceutical Ltd., Arie Gutman, OPKO Holdings Israel Ltd, and OPKO Health, Inc.

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

2.11(23)	Asset Purchase Agreement, dated March 1, 2013, by and between RXi Pharmaceuticals Corporation and OPKO Health, Inc.

2.12(24)	Agreement and Plan of Merger, dated April 23, 2013, by and among OPKO Health, Inc., POM Acquisition Inc., and PROLOR Biotech, Inc.

2.13(27)+	Agreement for the Sale and Purchase of Shares in EirGen Pharma Limited, dated May 5, 2015 by and among OPKO Ireland Limited, OPKO Health, Inc. and the Sellers named therein.

2.14(27)+	Form of Additional Agreement for the Sale and Purchase of Shares in EirGen Pharma Limited, dated May 5, 2015 by and among OPKO Ireland Limited and the Sellers named therein.

2.15(28)+	Agreement and Plan of Merger by and among the Company, Bamboo Acquisition, Inc. and Bio-Reference Laboratories, Inc. dated as of June 3, 2015.

2.16(31)	Arrangement Agreement by and among the Company, OPKO Global Holdings, Inc. and Transition Therapeutics Inc. dated as of June 29, 2016.

3.1(26)	Amended and Restated Certificate of Incorporation, as amended.

3.2(2)	Amended and Restated Bylaws.

3.3(7)	Certificate of Designation of Series D Preferred Stock.

4.1(1)	Form of Common Stock Warrant.

4.2(7)	Form of Common Stock Warrant.

4.3(25)	Indenture, dated January 30, 2013, between OPKO Health, Inc. and Wells Fargo Bank, National Association.

10.1(1)	Form of Lockup Agreement.

10.2(2)	Stock Purchase Agreement, dated December 4, 2007, by and between OPKO Health, Inc. and the members of The Frost Group, LLC.

10.3(3)	Form of Director Indemnification Agreement.

10.4(3)	Form of Officer Indemnification Agreement.

10.5(4)	Stock Purchase Agreement, dated August 8, 2008 by and between OPKO Health, Inc. and the Purchasers named therein.

10.6(5)	Stock Purchase Agreement, dated February 23, 2009 by and between OPKO Health, Inc. and Frost Gamma Investments Trust.

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

10.13(10)+	Asset Purchase Agreement, dated October 12, 2009, by and between OPKO Health, Inc. and Schering Corporation.

10.14(10)	Letter Agreement, dated June 29, 2010, by and between OPKO Health, Inc. and Schering Corporation.

10.15(16)+	Exclusive License Agreement by and between TESARO, Inc. and OPKO Health, Inc. dated December 10, 2010.

10.16(13)	Third Amended and Restated Subordinated Note and Security Agreement, dated February 22, 2011, between OPKO Health, Inc. and The Frost Group, LLC.

10.17(15)+	Asset Purchase Agreement dated September 21, 2011, by and among Optos plc, Optos Inc., OPKO Health, Inc., OPKO Instrumentation, LLC, Ophthalmic Technologies, Inc., and OTI (UK) Limited.

10.18(20)	Form of Note Purchase Agreement, dated as of January 25, 2013, by and among OPKO Health, Inc. and each purchaser a party thereto.

10.19(29)+	Development and Commercialization License Agreement by and between OPKO Ireland, Ltd., a subsidiary of OPKO Health, Inc., and Pfizer, Inc. dated December 13, 2014.

10.20(32)	Credit Agreement by and between Bio-Reference Laboratories, Inc. and certain of its subsidiaries and JPMorgan Chase Bank, N.A. dated November 5, 2015.

10.21(33)	OPKO Health, Inc. 2016 Equity Incentive Plan.

10.22(34)	Development and License Agreement between OPKO Health, Inc. and Vifor Fresenius Medical Care Renal Pharma Ltd., dated May 8, 2016.

10.23(35)	Amendment No. 3 to Credit Agreement, dated as of March 17, 2017, among Bio-Reference Laboratories, Inc. and certain of its subsidiaries and JPMorgan Chase Bank, N.A.

10.24(36)	Amendment No. 4 to Credit Agreement, dated as of August 7, 2017, among Bio-Reference Laboratories, Inc. and certain of its subsidiaries and JPMorgan Chase Bank, N.A.

10.25(36)	Commitment Letter by and between OPKO Health, Inc. and Veterans Accountable Care Group, LLC, dated August 15, 2017

10.26+**	Development and License Agreement by and between EirGen Pharma Limited, a subsidiary of OPKO Health, Inc., and Japan Tobacco Inc., dated October 12, 2017.

10.27**	Amendment No. 5 to Credit Agreement, dated as of November 8, 2017, among Bio-Reference Laboratories, Inc. and certain of its subsidiaries and JPMorgan Chase Bank, N.A.

10.28**	Amendment No. 6 to Credit Agreement, dated as of December 22, 2017, among Bio-Reference Laboratories, Inc. and certain of its subsidiaries and JPMorgan Chase Bank, N.A.

10.29**	Form of 5% Convertible Promissory Note dated February 27, 2018.

21	Subsidiaries of the Company.

23.1	Consent of Ernst & Young LLP.

31.1
Certification by Phillip Frost, Chief Executive Officer, pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the year ended December 31, 2017.

31.2
Certification by Adam Logal, Chief Financial Officer, pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the year ended December 31, 2017.

32.1	Certification by Phillip Frost, Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the year ended December 31, 2017.

32.2	Certification by Adam Logal, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the year ended December 31, 2017.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Denotes management contract or compensatory plan or arrangement.

**	Filed herewith.

+	Certain confidential material contained in the document has been omitted and filed separately with the Securities and Exchange Commission.

(1)	Filed with the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 2, 2007, and incorporated herein by reference.

(2)	Filed with the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2008 and incorporated herein by reference.

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

(31)	Filed with the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 30, 2016 and incorporated herein by reference.

(32)	Filed with the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 29, 2016, and incorporated herein by reference.

(33)	Filed with the Company’s Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on March 25, 2016, and incorporated herein by reference.

(34)
Filed with the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 8, 2016 for the Company’s three month period ended June 30, 2016, and incorporated herein by reference.

(35)	Filed with the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 23, 2017 and incorporated herein by reference.

(36)	Filed with the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 8, 2017 and incorporated herein by reference.

Schedule I - Condensed Financial Information of Registrant

OPKO Health, Inc.
PARENT COMPANY CONDENSED BALANCE SHEETS
(In thousands, except share and per share data)

	December 31,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$21,385	$15,744
Other current assets and prepaid expenses	4,586	12,446
Total current assets	25,971	28,190
Property, plant and equipment, net	150	503
Investments	1,893,371	2,114,473
Other assets	146	176
Total assets	$1,919,638	$2,143,342
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$1,077	$1,070
Accrued expenses	3,023	5,769
Current portion of notes payable	521	522
Total current liabilities	4,621	7,361
2033 Senior Notes, net of discount	29,160	43,701
Deferred tax liabilities, net	479	472
Total long-term liabilities	29,639	44,173
Total liabilities	34,260	51,534
Equity:
Common Stock - $0.01 par value, 750,000,000 shares authorized; 560,023,745 and 558,576,051 shares issued at December 31, 2017 and 2016, respectively	5,600	5,586
Treasury Stock, at cost - 549,907 and 586,760 shares at December 31, 2017 and 2016, respectively	(1,791)	(1,911)
Additional paid-in capital	2,889,256	2,845,096
Accumulated other comprehensive income (loss)	(528)	(27,009)
Accumulated deficit	(1,007,159)	(729,954)
Total shareholders’ equity	1,885,378	2,091,808
Total liabilities and equity	$1,919,638	$2,143,342

The accompanying Notes to Parent Company Condensed Financial Statements are an integral part of these statements.

OPKO Health, Inc.
PARENT COMPANY CONDENSED STATEMENTS OF INCOME
(In thousands)

	For the years ended December 31,
	2017	2016	2015
Revenues:
Revenue from products	$—	$—	$140
Revenue from transfer of intellectual property and other	1,069	—	154
Total revenues	1,069	—	294
Costs and expenses:
Costs of revenue	1,438	875	798
Selling, general and administrative	57,410	60,819	47,708
Research and development	4,426	3,791	8,496
Total costs and expenses	63,274	65,485	57,002
Operating loss	(62,205)	(65,485)	(56,708)
Other income and (expense), net:
Interest income	260	440	5
Interest expense	(4,426)	(3,585)	(5,347)
Fair value changes of derivative instruments, net	652	2,738	(39,442)
Other income (expense), net	5,177	(2,387)	2,141
Other income and (expense), net	1,663	(2,794)	(42,643)
Loss before income taxes and investment losses	(60,542)	(68,279)	(99,351)
Income tax benefit (provision)	(247)	(686)	—
Net loss before investment losses	(60,789)	(68,965)	(99,351)
Loss from investments in investees	(12,646)	(7,665)	(7,105)
Net income (loss) from subsidiaries, net of taxes	(235,435)	51,547	76,428
Net loss attributable to common shareholders	$(308,870)	$(25,083)	$(30,028)

The accompanying Notes to Parent Company Condensed Financial Statements are an integral part of these statements.

OPKO Health, Inc.
PARENT COMPANY CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	For the years ended December 31,
	2017	2016	2015
Net loss	$(308,870)	$(25,083)	$(30,028)
Other comprehensive income (loss), net of tax:
Change in foreign currency translation and other comprehensive income (loss)	22,724	(4,955)	(15,074)
Available for sale investments:
Change in unrealized gain (loss), net of tax	3,790	(3,810)	(2,378)
Less: reclassification adjustments for losses included in net loss, net of tax	(33)	4,293	7,307
Comprehensive loss attributable to common shareholders	$(282,389)	$(29,555)	$(40,173)

The accompanying Notes to Parent Company Condensed Financial Statements are an integral part of these statements.

OPKO Health, Inc.
PARENT COMPANY CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)

	For the years ended December 31,
	2017	2016	2015
Cash flows from operating activities:
Net loss	$(308,870)	$(25,083)	$(30,028)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	138	89	85
Non-cash interest	2,049	1,866	2,612
Amortization of deferred financing costs	574	149	1,212
Losses from investments in investees	12,646	7,665	7,105
(Income) loss from subsidiaries	235,435	(51,546)	(76,428)
Equity-based compensation – employees and non-employees	28,308	42,693	26,074
Realized loss (gain) on equity securities and disposal of fixed assets	(652)	(2,738)	7,091
Loss (gain) on conversion of 3.00% convertible senior notes	—	284	(943)
Change in fair value of derivative instruments	(4,953)	2,347	39,442
Gain on deconsolidation of SciVac	—	—	(15,940)
Changes in other assets and liabilities	4,258	(6,844)	(15,640)
Net cash used in operating activities	(31,067)	(31,118)	(55,358)
Cash flows from investing activities:
Investments in investees	(9,625)	(14,424)	(4,375)
Subsidiary financing	41,990	(44,569)	62,471
Proceeds from sale of equity securities	2,211	—	—
Acquisition of businesses, net of cash acquired	—	—	(138)
Capital expenditures	—	(368)	(92)
Net cash provided by (used in) investing activities	34,576	(59,361)	57,866
Cash flows from financing activities:
Proceeds from the exercise of Common Stock options and warrants	2,132	8,576	25,921
Net cash provided by financing activities	2,132	8,576	25,921
Net increase (decrease) in cash and cash equivalents	5,641	(81,903)	28,429
Cash and cash equivalents at beginning of period	15,744	97,647	69,218
Cash and cash equivalents at end of period	$21,385	$15,744	$97,647
SUPPLEMENTAL INFORMATION:
Interest paid	$956	$966	$2,175
Income taxes paid, net of refunds	$327	$—	$—
Non-cash financing:
Shares issued upon the conversion of:
2033 Senior Notes	$—	$583	$120,299
Common Stock options and warrants, surrendered in net exercise	$1,546	$350	$14,369
Issuance of capital stock to acquire or contingent consideration settlement:
Transition Therapeutics, Inc.	$—	$58,530	$—
BioReference Laboratories, Inc.	$—	$—	$950,148
EirGen Pharma Limited	$—	$—	$33,569
OPKO Renal	$—	$25,986	$20,113
OPKO Health Europe	$303	$313	$1,813
Issuance of stock for investment in Xenetic	$—	$4,856	$—

The accompanying Notes to Parent Company Condensed Financial Statements are an integral part of these statements.

OPKO Health, Inc.
Notes to Parent Company Condensed Financial Statements

Note 1. Organization and Basis of Presentation
We are a diversified healthcare company that seeks to establish industry-leading positions in large and rapidly growing medical markets. The parent company condensed financial statements included in this Schedule I represent the financial statements of OPKO Health, Inc., the parent company (or “OPKO”), on a stand-alone basis and do not include results of operations from our consolidated subsidiaries. The Parent Company Condensed Financial Statements should be read in conjunction with our audited consolidated financial statements included in Item 8 of Part II of this Form 10-K. As of December 31, 2017 and 2016, approximately $1.9 billion and $2.1 billion, respectively, of our Investments, net have not been eliminated in the parent company condensed financial statements.
The Parent Company Condensed Financial Statements included herein have been prepared in accordance with Rule 12-04, Schedule I of Regulation S-X, as substantially all the assets of BioReference, a wholly-owned subsidiary, and its subsidiaries are restricted from sale, transfer, lease, disposal or distributions to OPKO under the credit agreement with JPMorgan Chase Bank, N.A. (the “Credit Agreement”), subject to certain exceptions. BioReference and its subsidiaries’ net assets as of December 31, 2017 were approximately $0.9 billion, which includes goodwill of $401.8 million and intangible assets of $446.5 million. BioReference’s restricted net assets exceeds 25% of OPKO’s consolidated net assets of $2.6 billion as of December 31, 2017.
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
The following table sets forth information related to the 2033 Senior Notes which is included our Condensed Balance Sheets as of December 31, 2017:

(In thousands)	Embedded conversion option	2033 Senior Notes	Discount	Debt Issuance Cost	Total
Balance at December 31, 2016	$16,736	$31,850	$(4,612)	$(273)	$43,701
Amortization of debt discount and debt issuance costs	—	—	2,047	148	2,195
Change in fair value of embedded derivative	(3,185)	—	—	—	(3,185)
Reclassification of embedded derivatives to equity	(13,551)	—	—	—	(13,551)
Balance at December 31, 2017	$—	$31,850	$(2,565)	$(125)	$29,160
The following table sets forth information related to the 2033 Senior Notes which is included our Condensed Balance Sheets as of December 31, 2016:

(In thousands)	Embedded conversion option	2033 Senior Notes	Discount	Debt Issuance Cost	Total
Balance at December 31, 2015	$23,737	$32,200	$(6,525)	$(426)	$48,986
Amortization of debt discount and debt issuance costs	—	—	1,913	153	2,066
Change in fair value of embedded derivative	(7,001)	—	—	—	(7,001)
Conversion	—	(350)	—	—	(350)
Balance at December 31, 2016	$16,736	$31,850	$(4,612)	$(273)	$43,701

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
The change in derivative income for the period from January 1, 2017 to February 1, 2017 related to the embedded derivatives was $3.2 million and the fair value at that date was $13.6 million. As the embedded derivatives are no longer required to be accounted for separately each period, the embedded derivative fair value of $13.6 million as of February 1, 2017 was reclassified to additional paid in capital.

From 2013 to 2016, holders of the 2033 Senior Notes converted 143.2 million in aggregate principal amount into an aggregate of 21,539,873 shares of the Company’s Common Stock
On April 1, 2015, we initially announced that our 2033 Senior Notes were convertible through June 2015 by holders of such notes. This conversion right was triggered because the closing price per share of our Common Stock exceeded $9.19, or 130% of the initial conversion price of $7.07, for at least 20 of 30 consecutive trading days during the applicable measurement period. We have elected to satisfy our conversion obligation under the 2033 Senior Notes in shares of our Common Stock. Our 2033 Senior Notes continued to be convertible by holders of such notes for the remainder of 2015, 2016 and the first quarter of 2017. They may become convertible again if one or more of the conversion conditions specified in the Indenture is satisfied during future measurement periods. Pursuant to the Indenture, a holder who elects to convert the 2033 Senior Notes will receive 141.4827 shares of our Common Stock plus such number of additional shares as is applicable on the conversion date per $1,000 principal amount of 2033 Senior Notes based on the early conversion provisions in the Indenture.
In November 2015, BioReference and certain of its subsidiaries entered into the Credit Agreement with JPMorgan Chase Bank, which provides for a $175.0 million secured revolving credit facility and includes a $20.0 million sub-facility for swingline loans and a $20.0 million sub-facility for the issuance of letters of credit. The Credit Agreement matures on November 5, 2020 and is secured by substantially all assets of BioReference and its domestic subsidiaries, as well as a non-recourse pledge by us of our equity interest in BioReference.
Note 3 Commitments and Contingencies
We have no significant direct commitments and contingencies, but our subsidiaries do. See Note 13 of our Consolidated Financial Statements in Item 8 of Part II of this Form 10-K.
Note 4 Dividends
We did not receive any dividend payments from our consolidated subsidiaries for the years ended December 31, 2017, 2016 and 2015.
Note 5 Income Taxes
The Parent Company Condensed Financial Statements recognize the current and deferred income tax consequences that result from our activities during the current and preceding periods pursuant to the provisions of Accounting Standards Codification Topic 740, Income Taxes (ASC 740), as if we were a separate taxpayer rather than a member of the consolidated income tax return group.  The tax expense and benefit recorded in OPKO’s consolidated financial statements was the result of activity at the subsidiaries and therefore all tax benefit and expense was reported in the Net income (loss) from subsidiaries, net of taxes line in the Condensed Statement of Income.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 1, 2018	OPKO HEALTH, INC.

	By:	/s/ Phillip Frost, M.D.
Phillip Frost, M.D.
Chairman of the Board and
Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Phillip Frost, M.D.	Chairman of the Board and Chief Executive	March 1, 2018
Phillip Frost, M.D.	Officer (Principal Executive Officer)

/s/ Jane H. Hsiao, Ph.D., MBA	Vice Chairman and Chief Technical Officer	March 1, 2018
Jane H. Hsiao, Ph.D., MBA

/s/ Steven D. Rubin	Director and Executive Vice President –	March 1, 2018
Steven D. Rubin	Administration

/s/ Adam Logal	Senior Vice President, Chief Financial Officer,	March 1, 2018
Adam Logal	Chief Accounting Officer and Treasurer (Principal Financial Officer)

/s/ Richard Krasno, Ph.D.	Director	March 1, 2018
Richard Krasno, Ph.D.

/s/ Richard A. Lerner, M.D.	Director	March 1, 2018
Richard A. Lerner, M.D.

/s/ John A. Paganelli	Director	March 1, 2018
John A. Paganelli

/s/ Richard C. Pfenniger, Jr.	Director	March 1, 2018
Richard C. Pfenniger, Jr.

/s/ Alice Lin-Tsing Yu, M.D., Ph.D.	Director	March 1, 2018
Alice Lin-Tsing Yu, M.D., Ph.D.

Exhibit Number	Description

21	Subsidiaries of the Company.

23.1	Consent of Ernst & Young LLP.

31.1
Certification by Phillip Frost, Chief Executive Officer, pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the year ended December 31, 2017.

31.2
Certification by Adam Logal, Chief Financial Officer, pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the year ended December 31, 2017.

32.1	Certification by Phillip Frost, Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the year ended December 31, 2017.

32.2	Certification by Adam Logal, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the year ended December 31, 2017.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document