Form 10-Q
period 2018-06-30
Opko Health, Inc.
filed 2018-08-07
CIK 944809

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018.
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):   ☐  YES    ☒  NO
As of August 1, 2018, the registrant had 559,770,995 shares of Common Stock outstanding.

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
Item 1. Financial Statements
OPKO Health, Inc. and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share and per share data)

	June 30, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$80,381	$91,499
Accounts receivable, net	152,777	165,516
Inventory, net	46,753	49,333
Other current assets and prepaid expenses	41,651	42,513
Total current assets	321,562	348,861
Property, plant and equipment, net	150,156	146,557
Intangible assets, net	648,541	683,835
In-process research and development	645,714	647,347
Goodwill	714,234	717,099
Investments	45,497	40,642
Other assets	5,246	5,615
Total assets	$2,530,950	$2,589,956
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$69,061	$74,307
Accrued expenses	200,992	230,301
Current portion of 2033 Senior Notes	30,343	—
Current portion of lines of credit and notes payable	6,465	11,926
Total current liabilities	306,861	316,534
2023 Convertible Notes and 2033 Senior Notes	55,894	29,160
Deferred tax liabilities, net	148,255	148,729
Other long-term liabilities, principally contract liabilities, contingent consideration and line of credit	209,444	239,955
Total long-term liabilities	413,593	417,844
Total liabilities	720,454	734,378
Equity:
Common Stock - $0.01 par value, 750,000,000 shares authorized; 560,169,422 and 560,023,745 shares issued at June 30, 2018 and December 31, 2017, respectively	5,602	5,600
Treasury Stock - 549,907 and 549,907 shares at June 30, 2018 and December 31, 2017, respectively	(1,791)	(1,791)
Additional paid-in capital	2,901,086	2,889,256
Accumulated other comprehensive loss	(13,004)	(528)
Accumulated deficit	(1,081,397)	(1,036,959)
Total shareholders’ equity	1,810,496	1,855,578
Total liabilities and equity	$2,530,950	$2,589,956

The accompanying unaudited Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

OPKO Health, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except share and per share data)

	For the three months ended June 30,		For the six months ended June 30,
	2018	2017	2018	2017
Revenues:
Revenue from services	$216,055	$233,912	$427,369	$462,456
Revenue from products	28,523	28,966	56,374	51,197
Revenue from transfer of intellectual property and other	19,107	29,723	34,855	45,328
Total revenues	263,685	292,601	518,598	558,981
Costs and expenses:
Cost of service revenue	134,408	143,901	273,849	283,867
Cost of product revenue	15,652	13,505	30,300	28,334
Selling, general and administrative	87,653	105,579	179,172	215,523
Research and development	29,211	33,128	62,097	59,685
Contingent consideration	(15,358)	4,366	(13,599)	6,738
Amortization of intangible assets	17,227	17,953	34,498	35,881
Total costs and expenses	268,793	318,432	566,317	630,028
Operating loss	(5,108)	(25,831)	(47,719)	(71,047)
Other income and (expense), net:
Interest income	27	136	67	385
Interest expense	(2,722)	(1,502)	(4,989)	(2,931)
Fair value changes of derivative instruments, net	2,248	5,482	3,644	9,519
Other income (expense), net	8,584	(533)	10,477	2,509
Other income and (expense), net	8,137	3,583	9,199	9,482
Income (loss) before income taxes and investment losses	3,029	(22,248)	(38,520)	(61,565)
Income tax benefit (provision)	(2,017)	10,960	(1,126)	17,904
Net income (loss) before investment losses	1,012	(11,288)	(39,646)	(43,661)
Loss from investments in investees	(7,213)	(5,628)	(9,669)	(7,758)
Net loss	$(6,201)	$(16,916)	$(49,315)	$(51,419)
Loss per share:
Loss per share, basic	$(0.01)	$(0.03)	$(0.09)	$(0.09)
Loss per share, diluted	$(0.01)	$(0.04)	$(0.09)	$(0.11)
Weighted average common shares outstanding, basic	559,541,253	559,347,540	559,507,732	558,892,375
Weighted average common shares outstanding, diluted	559,541,253	564,163,808	559,507,732	563,617,274

The accompanying unaudited Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

OPKO Health, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)
(In thousands)

	For the three months ended June 30,		For the six months ended June 30,
	2018	2017	2018	2017
Net loss	$(6,201)	$(16,916)	$(49,315)	$(51,419)
Other comprehensive income (loss), net of tax:
Change in foreign currency translation and other comprehensive income (loss)	(12,465)	10,495	(7,600)	13,088
Investments:
Change in unrealized loss, net of tax	—	(206)	—	(743)
Reclassification adjustment due to adoption of ASU 2016-01	—	—	(4,876)	—
Reclassification adjustments for losses included in net loss, net of tax	—	594	—	594
Comprehensive loss	$(18,666)	$(6,033)	$(61,791)	$(38,480)

The accompanying unaudited Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

OPKO Health, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	For the six months ended June 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(49,315)	$(51,419)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	49,518	51,281
Non-cash interest	2,198	1,294
Amortization of deferred financing costs	99	112
Losses from investments in investees	9,669	7,758
Equity-based compensation – employees and non-employees	11,514	15,844
Gain on disposal of fixed assets	(495)	(2,473)
Change in fair value of equity securities and derivative instruments	(14,819)	(9,519)
Change in fair value of contingent consideration	(13,599)	6,738
Deferred income tax benefit	(2,026)	(23,039)
Changes in assets and liabilities, net of the effects of acquisitions:
Accounts receivable, net	12,440	(30,865)
Inventory, net	894	(443)
Other current assets and prepaid expenses	(3,730)	3,692
Other assets	(146)	(254)
Accounts payable	(8,092)	9,439
Foreign currency measurement	(77)	230
Contract liabilities	(30,812)	(31,122)
Accrued expenses and other liabilities	(15,820)	(3,837)
Net cash used in operating activities	(52,599)	(56,583)
Cash flows from investing activities:
Investments in investees	(1,000)	(3,000)
Proceeds from sale of equity securities	1,286	—
Purchase of marketable securities	—	(5)
Proceeds from the sale of property, plant and equipment	840	3,398
Capital expenditures	(12,792)	(16,805)
Net cash used in investing activities	(11,666)	(16,412)
Cash flows from financing activities:
Issuance of 2033 Senior Notes, including to related parties	55,000	—
Proceeds from the exercise of Common Stock options and warrants	318	1,916
Borrowings on lines of credit	18,817	45,524
Repayments of lines of credit	(20,924)	(13,525)
Net cash provided by financing activities	53,211	33,915
Effect of exchange rate changes on cash and cash equivalents	(64)	877
Net decrease in cash and cash equivalents	(11,118)	(38,203)
Cash and cash equivalents at beginning of period	91,499	168,733
Cash and cash equivalents at end of period	$80,381	$130,530
SUPPLEMENTAL INFORMATION:
Interest paid	$785	$748
Income taxes paid, net of refunds	$5,251	$4,321
Non-cash financing:
Shares issued upon the conversion of:
Common Stock options and warrants, surrendered in net exercise	$806	$1,546
Issuance of capital stock for contingent consideration settlement:
OPKO Health Europe	$—	$303

The accompanying unaudited Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

OPKO Health, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
NOTE 1 BUSINESS AND ORGANIZATION
We are a diversified healthcare company that seeks to establish industry-leading positions in large and rapidly growing medical markets. Our diagnostics business includes BioReference Laboratories, Inc. (“BioReference”), the nation’s third-largest clinical laboratory with a core genetic testing business and an almost 400-person sales and marketing team to drive growth and leverage new products, including the 4Kscore prostate cancer test and the Claros 1 in-office immunoassay platform (in development). Our pharmaceutical business features Rayaldee, an FDA-approved treatment for secondary hyperparathyroidism (“SHPT”) in adults with stage 3 or 4 chronic kidney disease (“CKD”) and vitamin D insufficiency (launched in November 2016), OPK88004, a selective androgen receptor modulator being developed for benign prostatic hyperplasia, OPK88003, a once or twice weekly oxyntomodulin for type 2 diabetes and obesity which is a clinically advanced drug candidate among the new class of GLP-1 glucagon receptor dual agonists (Phase 2b), and 88002, an NK-1 antagonist to treat pruritis (itching) in dialysis patients. Our pharmaceutical business also features hGH-CTP, a once-weekly human growth hormone injection (in Phase 3 and partnered with Pfizer). We are incorporated in Delaware and our principal executive offices are located in leased offices in Miami, Florida.
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

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of presentation. The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring adjustments or otherwise disclosed herein) considered necessary to present fairly the Company’s results of operations, financial position and cash flows have been made. The results of operations and cash flows for the three and six months ended June 30, 2018, are not necessarily indicative of the results of operations and cash flows that may be reported for the remainder of 2018 or any future periods. The unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2017.
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
Inventories. Inventories are valued at the lower of cost and net realizable value. Cost is determined by the first-in, first-out method. We consider such factors as the amount of inventory on hand, estimated time required to sell such inventories, remaining shelf-life, and current market conditions to determine whether inventories are stated at the lower of cost and net realizable value. Inventories at our diagnostics segment consist primarily of purchased laboratory supplies, which is used in our testing laboratories. Inventory obsolescence expense for the six months ended June 30, 2018 and 2017 was $1.2 million and $4.8 million, respectively.
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
Goodwill and intangible assets. Goodwill represents the difference between the purchase price and the estimated fair value of the net assets acquired accounted for by the acquisition method of accounting and arose from our acquisitions. Refer to Note 4. Goodwill, in-process research and development (“IPR&D”) and other intangible assets acquired in business combinations, licensing and other transactions at both June 30, 2018 and December 31, 2017 was $2.0 billion.
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
We amortize intangible assets with definite lives on a straight-line basis over their estimated useful lives, ranging from 3 to 20 years. We use the straight-line method of amortization as there is no reliably determinable pattern in which the economic benefits of our intangible assets are consumed or otherwise used up. Amortization expense was $34.5 million and $35.9 million for the six months ended June 30, 2018 and 2017, respectively.
Fair value measurements. The carrying amounts of our cash and cash equivalents, accounts receivable, accounts payable and short-term debt approximate their fair value due to the short-term maturities of these instruments. Investments that are considered equity securities as of June 30, 2018 and December 31, 2017 are carried at fair value. Our debt under the credit agreement with JPMorgan Chase Bank, N.A. approximates fair value due to the variable rate of interest.
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
Derivative financial instruments. We record derivative financial instruments on our Condensed Consolidated Balance Sheet at their fair value and recognize the changes in the fair value in our Condensed Consolidated Statement of Operations when they occur, the only exception being derivatives that qualify as hedges. For the derivative instrument to qualify as a hedge, we are required to meet strict hedge effectiveness and contemporaneous documentation requirements at the initiation of the hedge and assess the hedge effectiveness on an ongoing basis over the life of the hedge. At June 30, 2018 and December 31, 2017, our foreign currency forward contracts held to economically hedge inventory purchases did not meet the documentation requirements to be designated as hedges. Accordingly, we recognize all changes in the fair values of our derivatives instruments, net, in our Condensed Consolidated Statements of Operations. Refer to Note 9.
Property, plant and equipment. Property, plant and equipment are recorded at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets and includes amortization expense for assets capitalized under capital leases. The estimated useful lives by asset class are as follows: software - 3 years, machinery, medical and other equipment - 5-8 years, furniture and fixtures - 5-12 years, leasehold improvements - the lesser of their useful life or the lease term, buildings and improvements - 10-40 years, automobiles - 3-5 years. Expenditures for repairs and maintenance are charged to expense as incurred. Depreciation expense was $15.0 million and $15.4 million for the six months ended June 30, 2018 and 2017, respectively. Assets held under capital leases are included within Property, plant and equipment, net in our Condensed Consolidated Balance Sheet and are amortized over the shorter of their useful lives or the expected term of their related leases.
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
On December 22, 2017, the 2017 Tax Cuts and Jobs Act (the “Tax Act”) was enacted into law and the new legislation contains several key tax provisions, including a reduction of the corporate income tax rate from 35% to 21% effective

January 1, 2018, and a one-time mandatory transition tax on accumulated foreign earnings, among others. We are required to recognize the effect of the tax law changes in the period of enactment, such as remeasuring our U.S. deferred tax assets and liabilities, as well as reassessing the net realizability of our deferred tax assets and liabilities. In December 2017, the SEC staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Act (“SAB 118”), which allows us to record provisional amounts during a measurement period not to extend beyond one year of the enactment date. Through June 30, 2018, we did not have any significant adjustments to our provisional amounts. As we continue to perform our analysis of the Tax Act, and interpret any additional accounting guidance issued by the FASB, the U.S. Department of the Treasury and the IRS, we may make adjustments to these provisional amounts.
Effective January 1, 2018, the Tax Act provides for a new global intangible low-taxed income (GILTI) provision. Under the GILTI provision, certain foreign subsidiary earnings in excess of an allowable return on the foreign subsidiary’s tangible assets are included in U.S. taxable income. We are now subject to GILTI but have not triggered an income inclusion as of June 30, 2018. Any future inclusion is expected to be offset by net operating loss carry forwards in the U.S. We are still evaluating, pending further interpretive guidance, whether to make a policy election to treat the GILTI tax as a period expense or to provide U.S. deferred taxes on foreign temporary differences that are expected to generate GILTI income when they reverse in future years.
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
We operate in various countries and tax jurisdictions globally.  For interim reporting purposes, we record income taxes based on the expected effective income tax rate taking into consideration year to date and global forecasted tax results.  For the three and six months ended June 30, 2018, the tax rate differed from the U.S. federal statutory rate of 21% primarily due to the valuation allowance against certain U.S. and non-U.S. deferred tax assets, the relative mix in earnings and losses in the U.S. versus foreign tax jurisdictions, and the impact of certain discrete tax events and operating results in tax jurisdictions which do not result in a tax benefit.
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
While we have receivables due from federal and state governmental agencies, we do not believe that such receivables represent a credit risk since the related healthcare programs are funded by federal and state governments, and payment is primarily dependent upon submitting appropriate documentation. At June 30, 2018 and December 31, 2017, receivable balances (net of contractual adjustments) from Medicare and Medicaid were 17.4% and 15.8%, respectively, of our consolidated Accounts receivable, net.
The portion of our accounts receivable due from individual patients comprises the largest portion of credit risk. At June 30, 2018 and December 31, 2017, receivables due from patients represent approximately 2.6% and 3.2%, respectively, of our consolidated Accounts receivable, net.

We assess the collectability of accounts receivable balances by considering factors such as historical collection experience, customer credit worthiness, the age of accounts receivable balances, regulatory changes and current economic conditions and trends that may affect a customer’s ability to pay. Actual results could differ from those estimates. Our reported net income (loss) is directly affected by our estimate of the collectability of accounts receivable. The allowance for doubtful accounts was $1.5 million and $1.4 million at June 30, 2018 and December 31, 2017, respectively. The provision for bad debts for the six months ended June 30, 2018 and 2017 was $0.2 million and $0.5 million, respectively.
Equity-based compensation. We measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is recognized in the Condensed Consolidated Statement of Operations over the period during which an employee is required to provide service in exchange for the award. We record excess tax benefits, realized from the exercise of stock options, as cash flows from operations. Equity-based compensation arrangements to non-employees are recorded at their fair value on the measurement date. The measurement of equity-based compensation to non-employees is subject to periodic adjustment as the underlying equity instruments vest. During the six months ended June 30, 2018 and 2017, we recorded $11.5 million and $15.8 million, respectively, of equity-based compensation expense.
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
As a result of adopting ASU 2014-09 on January 1, 2018 using the full retrospective approach, we revised our comparative financial statements for the prior years as if Topic 606 had been effective for those periods. As a result, the following financial statement line items for 2017 were affected:
Condensed Consolidated Statement of Operations

	For the three months ended June 30, 2017 (in thousands)
	As adjusted under Topic 606	As originally reported	Effect of change
Revenue from services	$233,912	$256,671	$(22,759)
Revenue from transfer of intellectual property and other	29,723	28,576	1,147
Selling, general and administrative	105,579	128,338	(22,759)
Research and development	33,128	32,593	535

	For the six months ended June 30, 2017 (in thousands)
	As adjusted under Topic 606	As originally reported	Effect of change
Revenue from services	$462,456	$511,956	$(49,500)
Revenue from transfer of intellectual property and other	45,328	47,154	(1,826)
Selling, general and administrative	215,523	265,023	(49,500)
Research and development	59,685	58,615	1,070

Condensed Consolidated Balance Sheet

	December 31, 2017 (in thousands)
	As adjusted under Topic 606	As originally reported	Effect of change
Other current assets and prepaid expenses	$42,513	$37,113	$5,400
Accrued expenses	230,301	215,102	15,199
Other long-term liabilities, principally contract liabilities, contingent consideration and line of credit	239,955	219,954	20,001
Accumulated deficit	(1,036,959)	(1,007,159)	(29,800)
Condensed Consolidated Statement of Cash Flows

	For the six months ended June 30, 2017 (in thousands)
	As adjusted under Topic 606	As originally reported	Effect of change
Net loss	$(51,419)	$(48,523)	$(2,896)
Contract liabilities	(31,122)	(34,018)	2,896
The most significant change above relates to amounts in our clinical laboratory operations that were historically classified as provision for bad debts, primarily related to patient responsibility, which are considered an element of variable consideration as an implicit price concession in determining revenues under Topic 606. Accordingly, we report uncollectible balances associated with individual patients as a reduction of the transaction price and therefore as a reduction in Revenue from services when historically these amounts were classified as provision for bad debts within Selling, general and administrative expenses.
In addition, under Topic 606, the upfront consideration received for a license and contract services combined performance obligation is recognized as revenue to the extent of costs incurred based on the length of the expected performance period and the subjectivity in estimating progress towards satisfaction of the performance obligation. Under previous accounting, we recognized revenue over the expected performance period. The adoption of Topic 606 resulted in a cumulative revenue reduction of $29.8 million and an increase of our accumulated deficit balance as of December 31, 2017; with a corresponding increase in our contract liabilities. For the six months ended June 30, 2017, Revenue from the transfer of intellectual property and other was reduced by $2.9 million for the change in accounting. For a further discussion of the adoption of Topic 606, see Note 12, “Revenue Recognition.”
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
In January 2017, the FASB issued ASU No. 2017-01, “Business Combinations (Topic 805),” which clarifies the definition of a business to assist entities in evaluating whether transactions should be accounted for acquisitions (or disposals) of assets or businesses. The required adoption of ASU 2017-01 in the first quarter of 2018 did not have a significant impact on our Condensed Consolidated Financial Statements.

Pending accounting pronouncements.
In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842),” which will require organizations that lease assets with lease terms of more than 12 months to recognize assets and liabilities for the rights and obligations created by those leases on their balance sheets. The ASU will also require new qualitative and quantitative disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. ASU 2016-02 will be effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. We have begun a process to identify a complete population of our leases. Such process includes reviewing various contracts to identify whether such arrangements convey the right to control the use of an identified asset. The determination of the impact of this new guidance is ongoing and, as such, we are not able to reasonably estimate the effect the adoption of this new standard will have on our financial statements. Based on our preliminary assessment of this ASU, we believe the new standard will have a significant impact on our Condensed Consolidated Balance Sheet, which has not yet been quantified.
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
In June 2018, the FASB issued ASU No. 2018-07, “Compensation - Stock Compensation (Topic 718),” which expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. ASU 2018-07 will be effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year, with early adoption permitted. We are currently evaluating the impact of this new guidance on our Condensed Consolidated Financial Statements.

NOTE 3 EARNINGS (LOSS) PER SHARE
Basic loss per share is computed by dividing our net loss by the weighted average number of shares outstanding during the period. For diluted earnings per share, the dilutive impact of stock options and warrants is determined by applying the “treasury stock” method. The dilutive impact of the 2033 Senior Notes and 2023 Convertible Notes (each, as defined herein) has been considered using the “if converted” method. In the periods in which their effect would be antidilutive, no effect has been given to outstanding options, warrants or the potentially dilutive shares issuable pursuant to the 2033 Senior Notes and 2023 Convertible Notes (discussed in Note 6) in the dilutive computation. The following table sets forth the computation of basic and diluted loss per share:

	For the three months ended June 30,		For the six months ended June 30,
(In thousands, except per share data)	2018	2017	2018	2017
Numerator
Net loss, basic	$(6,201)	$(16,916)	$(49,315)	$(51,419)
Add: Interest on 2033 Senior Notes	—	652	—	1,291
Change in FV of embedded derivative income	—	(5,069)	—	(10,014)
Net loss, diluted	$(6,201)	$(21,333)	$(49,315)	$(60,142)

Denominator
(Shares in thousands)
Weighted average common shares outstanding, basic	559,541	559,348	559,508	558,892
Effect of dilutive securities:
Stock options	—	—	—	—
Warrants	—	—	—	—
2033 Senior Notes	—	4,816	—	4,725
Dilutive potential shares	—	4,816	—	4,725
Weighted average common shares outstanding, diluted	559,541	564,164	559,508	563,617

Loss per share, basic	$(0.01)	$(0.03)	$(0.09)	$(0.09)
Loss per share, diluted	$(0.01)	$(0.04)	$(0.09)	$(0.11)
A total of 16,520,314 and 16,545,495 potential shares of Common Stock have been excluded from the calculation of diluted net loss per share for three and six months ended June 30, 2018, respectively, because their inclusion would be antidilutive.
During the three months ended June 30, 2018, 332,000 Common Stock options and Common Stock warrants to purchase shares of our Common Stock were exercised, resulting in the issuance of 145,677 shares of Common Stock. Of the 332,000 Common Stock options and Common Stock warrants exercised, 186,323 shares of Common Stock were surrendered in lieu of a cash payment via the net exercise feature of the agreements.
During the six months ended June 30, 2018, 332,000 Common Stock options and Common Stock warrants to purchase shares of our Common Stock were exercised, resulting in the issuance of 145,677 shares of Common Stock. Of the 332,000 Common Stock options and Common Stock warrants exercised, 186,323 shares of Common Stock were surrendered in lieu of a cash payment via the net exercise feature of the agreements.
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

NOTE 4 COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS

(In thousands)	June 30, 2018	December 31, 2017
Accounts receivable, net:
Accounts receivable	$154,269	$166,962
Less: allowance for doubtful accounts	(1,492)	(1,446)
	$152,777	$165,516
Inventories, net:
Consumable supplies	$24,986	$21,546
Finished products	16,783	21,012
Work in-process	3,910	5,873
Raw materials	5,800	7,467
Less: inventory reserve	(4,726)	(6,565)
	$46,753	$49,333
Other current assets and prepaid expenses:
Taxes recoverable	21,319	18,138
Other receivables	2,031	8,798
Prepaid supplies	10,278	8,207
Prepaid insurance	3,259	3,532
Other	4,764	3,838
	$41,651	$42,513
Intangible assets, net:
Customer relationships	$447,225	$448,345
Technologies	340,815	340,921
Trade names	50,494	50,553
Licenses	10,246	10,305
Covenants not to compete	16,367	16,372
Product registrations	9,694	10,475
Other	5,696	5,799
Less: accumulated amortization	(231,996)	(198,935)
	$648,541	$683,835
Accrued expenses:
Contract liabilities	$61,846	$61,388
Employee benefits	46,621	50,377
Clinical trials	11,598	12,191
Taxes payable	3,604	4,609
Contingent consideration	2,042	11,750
Capital leases short-term	3,166	3,399
Milestone payment	4,967	4,868
Professional fees	1,727	2,355
Other	65,421	79,364
	$200,992	$230,301

(In thousands)	June 30, 2018	December 31, 2017
Other long-term liabilities:
Contract liabilities	$47,720	$78,990
Line of credit	105,539	104,152
Contingent consideration	25,712	29,603
Mortgages and other debts payable	1,704	1,567
Capital leases long-term	6,638	7,786
Other	22,131	17,857
	$209,444	$239,955
All of the intangible assets and goodwill acquired relate to our acquisitions of principally OPKO Renal, OPKO Biologics, EirGen Pharma Limited (“EirGen”) and BioReference. We do not anticipate capitalizing the cost of product registration renewals, rather we expect to expense these costs, as incurred. Our goodwill is not tax deductible for income tax purposes in any jurisdiction we operate in.
The changes in value of the intangible assets and goodwill during the six months ended June 30, 2018 are primarily due to foreign currency fluctuations between the Chilean Peso, the Euro and the Shekel against the U.S. dollar.
The following table summarizes the changes in Goodwill during the six months ended June 30, 2018.

	2018
(In thousands)	Balance at January 1	Foreign exchange and other	Balance at June 30th
Pharmaceuticals
CURNA	$4,827	$—	$4,827
EirGen	89,226	(2,201)	87,025
FineTech	11,698	—	11,698
OPKO Chile	5,203	(307)	4,896
OPKO Biologics	139,784	—	139,784
OPKO Health Europe	7,898	(197)	7,701
OPKO Renal	2,069	—	2,069
Transition Therapeutics	3,608	(160)	3,448

Diagnostics
BioReference	401,821	—	401,821
OPKO Diagnostics	17,977	—	17,977
OPKO Lab	32,988	—	32,988
	$717,099	$(2,865)	$714,234

NOTE 5 ACQUISITIONS, INVESTMENTS AND LICENSES
Investments
The following table reflects the accounting method, carrying value and underlying equity in net assets of our unconsolidated investments as of June 30, 2018:

(in thousands)
Investment type	Investment Carrying Value	Underlying Equity in Net Assets
Equity method investments	$19,703	$15,547
Variable interest entity, equity method	706	—
Equity securities	22,350
Equity securities with no readily determinable fair value	939
Warrants and options	1,799
Total carrying value of investments	$45,497
Equity method investments
Our equity method investments consist of investments in Pharmsynthez (ownership 9%), Cocrystal Pharma, Inc. (“COCP”) (9%), Non-Invasive Monitoring Systems, Inc. (“NIMS”) (1%), Neovasc, Inc. (“Neovasc”) (6%), VBI Vaccines Inc. (“VBI”) (10%), InCellDx, Inc. (29%), BioCardia, Inc. (“BioCardia”) (5%), and Xenetic Biosciences, Inc. (“Xenetic”) (5%). The total assets, liabilities, and net losses of our equity method investees as of and for the six months ended June 30, 2018 were $363.3 million, $174.6 million, and $143.5 million, respectively. We have determined that we and/or our related parties can significantly influence the success of our equity method investments through our board representation and/or voting power. Accordingly, we account for our investment in these entities under the equity method and record our proportionate share of their losses in Loss from investments in investees in our Condensed Consolidated Statements of Operations. The aggregate value of our equity method investments based on the quoted market price of their common stock and the number of shares held by us as of June 30, 2018 is $40.1 million.
Equity Securities
Our equity securities consist of investments in RXi Pharmaceuticals Corporation (“RXi”) (ownership 1%), ChromaDex Corporation (0%), MabVax Therapeutics Holdings, Inc. (“MabVax”) (2%), and Eloxx Pharmaceuticals, Inc. (“Eloxx”) (4%). We have determined that our ownership, along with that of our related parties, does not provide us with significant influence over the operations of these investments. Accordingly, we account for our investment in these entities as equity securities, and we record changes in the fair value of these investments in Other income (expense) each reporting period when they have readily determinable fair value. Equity securities without a readily determinable fair value are adjusted to fair value when an observable price change can be identified. Net gains and losses on our equity securities for the six months ended June 30, 2018 are as follows:

(in thousands)
Equity Securities	For the six months ended June 30, 2018
Net gains recognized during the period on equity securities	$11,289
Less: Net losses realized during the period on equity securities sold during the period	(113)
Unrealized net gains and losses recognized during the period on equity securities still held at the reporting date	$11,402
Sales of investments
Gains (losses) included in earnings from sales of our investments are recorded in Other income (expense), net in our Condensed Consolidated Statements of Operations. We did not have significant sales activity during the six months ended June 30, 2018 and 2017. The cost of securities sold is based on the specific identification method.
Warrants and options
In addition to our equity method investments and equity securities, we hold options to purchase 0.4 million additional shares of BioCardia, 0.1 million of which are vested as of June 30, 2018, and 33 thousand, 0.7 million, 0.5 million, 22 thousand and 2.9 million of warrants to purchase additional shares of COCP, InCellDx, Inc., Xenetic, RXi and NeoVasc, respectively. We recorded the changes in the fair value of the options and warrants in Fair value changes of derivative instruments, net in our Condensed Consolidated Statements of Operations. We also recorded the fair value of the options and warrants in Investments, net in our Condensed Consolidated Balance Sheets. See further discussion of the Company’s options and warrants in Note 8 and Note 9.
Investments in variable interest entities

We have determined that we hold variable interests in Zebra Biologics, Inc. (“Zebra”). We made this determination as a result of our assessment that Zebra does not have sufficient resources to carry out its principal activities without additional financial support.
We own 1,260,000 shares of Zebra Series A-2 Preferred Stock and 900,000 shares of Zebra restricted common stock (ownership 29% at June 30, 2018). Zebra is a privately held biotechnology company focused on the discovery and development of biosuperior antibody therapeutics and complex drugs. Dr. Richard Lerner, M.D., a member of our Board of Directors, is a founder of Zebra and, along with Dr. Frost, serves as a member of Zebra’s Board of Directors.
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
The following table sets forth information related to the 2033 Senior Notes which is included in our Condensed Consolidated Balance Sheets as of December 31, 2017 and June 30, 2018:

(In thousands)	2033 Senior Notes	Discount	Debt Issuance Cost	Total
Balance at December 31, 2017	$31,850	$(2,565)	$(125)	$29,160
Amortization of debt discount and debt issuance costs	—	1,109	74	1,183
Balance at June 30, 2018	$31,850	$(1,456)	$(51)	$30,343
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
For accounting and financial reporting purposes, we combined these embedded derivatives and valued them together as one unit of accounting. In 2017, certain terms of the embedded derivatives expired pursuant to the original agreement and the embedded derivatives no longer met the criteria to be separated from the host contract and, as a result, the embedded derivatives are no longer required to be valued separate and apart from the 2033 Senior Notes and were reclassified to additional paid in capital. Accordingly, there was no derivative income (loss) for the six months ended June 30, 2018.
From 2013 to 2016, holders of the 2033 Senior Notes converted $143.2 million in aggregate principal amount into an aggregate of 21,539,873 shares of the Company’s Common Stock.
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

In November 2015, BioReference and certain of its subsidiaries entered into a credit agreement with JPMorgan Chase Bank, N.A. (“CB”), as lender and administrative agent, as amended (the “Credit Agreement”). The Credit Agreement provides for a $175.0 million secured revolving credit facility and includes a $20.0 million sub-facility for swingline loans and a $20.0 million sub-facility for the issuance of letters of credit. BioReference may increase the credit facility to up to $275.0 million on a secured basis, subject to the satisfaction of specified conditions. The Credit Agreement matures on November 5, 2020 and is guaranteed by all of BioReference’s domestic subsidiaries. The Credit Agreement is also secured by substantially all assets of BioReference and its domestic subsidiaries, as well as a non-recourse pledge by us of our equity interest in BioReference. Availability under the Credit Agreement is based on a borrowing base comprised of eligible accounts receivables of BioReference and certain of its subsidiaries, as specified therein. As of June 30, 2018, no additional funds were available to be borrowed under the Credit Agreement. Principal under the Credit Agreement is due upon maturity on November 5, 2020.

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

The Credit Agreement contains customary covenants and restrictions, including, without limitation, covenants that require BioReference and its subsidiaries to maintain a minimum fixed charge coverage ratio if availability under the new credit facility falls below a specified amount and to comply with laws and restrictions on the ability of BioReference and its subsidiaries to incur additional indebtedness or to pay dividends and make certain other distributions to the Company, subject to certain exceptions as specified therein. Failure to comply with these covenants would constitute an event of default under the Credit Agreement, notwithstanding the ability of BioReference to meet its debt service obligations. The Credit Agreement also includes various customary remedies for the lenders following an event of default, including the acceleration of repayment of outstanding amounts under the Credit Agreement and execution upon the collateral securing obligations under the Credit Agreement. Substantially all the assets of BioReference and its subsidiaries are restricted from sale, transfer, lease, disposal or distributions to the Company, subject to certain exceptions. BioReference and its subsidiaries net assets as of June 30, 2018 were approximately $1.0 billion, which includes goodwill of $401.8 million and intangible assets of $425.4 million.

In addition to the Credit Agreement with CB, we have line of credit agreements with eleven other financial institutions as of June 30, 2018 and December 31, 2017 in the United States, Chile and Spain. These lines of credit are used primarily as a source of working capital for inventory purchases.
The following table summarizes the amounts outstanding under the BioReference, Chilean and Spanish lines of credit:

(Dollars in thousands)			Balance Outstanding
Lender	Interest rate on borrowings at June 30, 2018	Credit line capacity	June 30, 2018	December 31, 2017
JPMorgan Chase	4.01%	$175,000	$105,539	$104,152
Itau Bank	5.50%	1,810	1,179	446
Bank of Chile	6.60%	3,800	502	1,598
BICE Bank	5.50%	2,500	798	1,819
BBVA Bank	5.50%	3,250	250	1,665
Security Bank	5.50%	98	98	501
Estado Bank	5.50%	3,500	757	2,111
Santander Bank	5.50%	4,500	262	1,988
Scotiabank	5.00%	1,800	9	384
Banco Bilbao Vizcaya	2.90%	292	—	—
Santander Bank	2.67%	350	102	—
Total		$196,900	$109,496	$114,664
At June 30, 2018 and December 31, 2017, the weighted average interest rate on our lines of credit was approximately 4.7% and 4.2%, respectively.
At June 30, 2018 and December 31, 2017, we had notes payable and other debt (excluding the 2033 Senior Notes, the 2023 Convertible Notes, the Credit Agreement and amounts outstanding under lines of credit) as follows:

(In thousands)	June 30, 2018	December 31, 2017
Current portion of notes payable	$2,821	$1,632
Other long-term liabilities	6,469	2,011
Total	$9,290	$3,643
The notes and other debt mature at various dates ranging from 2018 through 2024 bearing variable interest rates from 1.8% up to 6.3%. The weighted average interest rate on the notes and other debt at June 30, 2018 and December 31, 2017, was 3.0% and 3.0%, respectively. The notes are secured by our office space in Barcelona.

NOTE 7 ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
For the six months ended June 30, 2018, changes in Accumulated other comprehensive income (loss), net of tax, were as follows:

(In thousands)	Foreign currency	Unrealized gain (loss) in Accumulated OCI	Total
Balance at December 31, 2017	$(5,404)	$4,876	$(528)
Other comprehensive loss before reclassifications	(7,600)	—	(7,600)
Reclassification adjustment due to adoption of ASU 2016-01	—	(4,876)	(4,876)
Net other comprehensive loss	(7,600)	(4,876)	(12,476)
Balance at June 30, 2018	$(13,004)	$—	$(13,004)
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
As of June 30, 2018, we have equity securities (refer to Note 5), forward foreign currency exchange contracts for inventory purchases (refer to Note 9) and contingent consideration related to the acquisitions of CURNA, OPKO Diagnostics and OPKO Renal that are required to be measured at fair value on a recurring basis. In addition, in connection with our investment and our consulting agreement with BioCardia, we record the related BioCardia options at fair value as well as the warrants from COCP, InCellDx, Inc., Xenetic, RXi and Neovasc.
Our financial assets and liabilities measured at fair value on a recurring basis are as follows:

	Fair value measurements as of June 30, 2018
(In thousands)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Assets:
Equity securities	22,350	—	—	22,350
Common stock options/warrants	—	1,799	—	1,799
Forward contracts	—	23	—	23
Total assets	$22,350	$1,822	$—	$24,172
Liabilities:
Contingent consideration	—	—	27,754	27,754
Total liabilities	$—	$—	$27,754	$27,754

	Fair value measurements as of December 31, 2017
(In thousands)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Assets:
Money market funds	$107	$—	$—	$107
Equity securities	12,461	—	—	12,461
Common stock options/warrants	—	3,333	—	3,333
Total assets	$12,568	$3,333	$—	$15,901
Liabilities:
Forward contracts	—	317	—	317
Contingent consideration	—	—	41,353	41,353
Total liabilities	$—	$317	$41,353	$41,670

There have been no transfers between Level 1 and Level 2 and no transfers to or from Level 3 of the fair value hierarchy.
As of June 30, 2018 and December 31, 2017, the carrying value of our other financial instrument assets approximates their fair value due to their short-term nature or variable rate of interest.
The following table reconciles the beginning and ending balances of our Level 3 assets and liabilities as of June 30, 2018:

June 30, 2018
(In thousands)	Contingent consideration
Balance at December 31, 2017	$41,353
Change in fair value:
Included in results of operations	(13,599)
Balance at June 30, 2018	$27,754
The estimated fair values of our financial instruments have been determined by using available market information and what we believe to be appropriate valuation methodologies. We use the following methods and assumptions in estimating fair value:
Contingent consideration – We estimate the fair value of the contingent consideration utilizing a discounted cash flow model for the expected payments based on estimated timing and expected revenues. We use several discount rates depending on each type of contingent consideration related to OPKO Diagnostics, CURNA and OPKO Renal transactions. If estimated future sales were to decrease by 10%, the contingent consideration related to OPKO Renal, which represents the majority of our contingent consideration liability, would decrease by $1.7 million. As of June 30, 2018, of the $27.7 million of contingent consideration, $2.0 million is recorded in Accrued expenses and $25.7 million is recorded in Other long-term liabilities. As of December 31, 2017, of the $41.4 million of contingent consideration, $11.8 million is recorded in Accrued expenses and $29.6 million is recorded in Other long-term liabilities.

NOTE 9 DERIVATIVE CONTRACTS
The following table summarizes the fair values and the presentation of our derivative assets (liabilities) in the Condensed Consolidated Balance Sheets:

(In thousands)	Balance Sheet Component	June 30, 2018	December 31, 2017
Derivative financial instruments:
Common Stock options/warrants	Investments, net	$1,799	$3,333
Forward contracts	Unrealized gains on forward contracts are recorded in Other current assets and prepaid expenses. Unrealized (losses) on forward contracts are recorded in Accrued expenses.	$23	$(317)
We enter into foreign currency forward exchange contracts to cover the risk of exposure to exchange rate differences arising from inventory purchases on letters of credit. Under these forward contracts, for any rate above or below the fixed rate, we receive or pay the difference between the spot rate and the fixed rate for the given amount at the settlement date.
To qualify the derivative instrument as a hedge, we are required to meet strict hedge effectiveness and contemporaneous documentation requirements at the initiation of the hedge and assess the hedge effectiveness on an ongoing basis over the life of the hedge. At June 30, 2018 and December 31, 2017, our derivative financial instruments do not meet the documentation requirements to be designated as hedges. Accordingly, we recognize the changes in Fair value of derivative instruments, net in our Condensed Consolidated Statement of Operations. The following table summarizes the losses and gains recorded for the three and six months ended June 30, 2018 and 2017:

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2018	2017	2018	2017
Derivative gain (loss):
Common Stock options/warrants	$1,916	$444	$3,587	$(512)
2033 Senior Notes	—	5,069	—	10,014
Forward contracts	332	(31)	57	17
Total	$2,248	$5,482	$3,644	$9,519

NOTE 10 RELATED PARTY TRANSACTIONS
In February 2018, we issued the 2023 Convertible Notes in the aggregate principal amount of $55.0 million. Refer to Note 6. Purchasers of the 2023 Convertible Notes include an affiliate of Dr. Phillip Frost, M.D., our Chairman and Chief Executive Officer, and Dr. Jane H. Hsiao, Ph.D., MBA, our Vice-Chairman and Chief Technical Officer.
We hold investments in Zebra (ownership 29%), Neovasc (6%), ChromaDex Corporation (0%), MabVax (2%), COCP (9%), NIMS (1%) and BioCardia (5%). These investments were considered related party transactions as a result of our executive management’s ownership interests and/or board representation in these entities. See further discussion of our investments in Note 5.
In February 2018, we invested an additional $1.0 million in COCP for a convertible note, which was converted into 538,544 shares of its common stock in May 2018. In April 2017, we invested an additional $1.0 million in COCP for 138,889 shares of its common stock, and in August 2016, we had invested an additional $2.0 million in COCP for 162,602 shares of its common stock.
In November 2017, we invested an additional $3.0 million in Neovasc for 2,054,794 shares of its common stock, 2,054,794 Series A warrants, 2,054,794 Series B warrants and 822,192 Series C warrants. In April 2018, we exercised our Series B warrants in a cashless exercise and received 106,909,044 shares on Neovasc common stock.
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
We reimburse Dr. Frost for Company-related use by Dr. Frost and our other executives of an airplane owned by a company that is beneficially owned by Dr. Frost. We reimburse Dr. Frost for out-of-pocket operating costs for the use of the airplane by Dr. Frost or Company executives for Company-related business. We do not reimburse Dr. Frost for personal use of the airplane by Dr. Frost or any other executive. For the three and six months ended June 30, 2018, we recognized approximately $61 thousand and $140 thousand, respectively, for Company-related travel by Dr. Frost and other OPKO executives. For the three and six months ended June 30, 2017, we recognized $121 thousand and $141 thousand, respectively, for Company-related travel by Dr. Frost and other OPKO executives.

NOTE 11 COMMITMENTS AND CONTINGENCIES
In connection with our acquisitions of CURNA, OPKO Diagnostics and OPKO Renal, we agreed to pay future consideration to the sellers upon the achievement of certain events. As a result, as of June 30, 2018, we have recorded $27.7 million as contingent consideration, with $2.0 million recorded within Accrued expenses and $25.7 million recorded within Other long-term liabilities in the accompanying Condensed Consolidated Balance Sheets. Refer to Note 4.
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
At June 30, 2018, we were committed to make future purchases for inventory and other items in 2018 that occur in the ordinary course of business under various purchase arrangements with fixed purchase provisions aggregating $84.4 million.
NOTE 12 REVENUE RECOGNITION
Effective January 1, 2018, we adopted Accounting Standards Codification Topic 606, Revenue from Contracts with Customers. We generate revenues from services, products and intellectual property as follows:
Revenue from services
Revenue for laboratory services is recognized at the time test results are reported, which approximates when services are provided and the performance obligations are satisfied. Services are provided to patients covered by various third-party payor programs including various managed care organizations, as well as the Medicare and Medicaid programs. Billings for services are included in revenue net of allowances for contractual discounts, allowances for differences between the amounts billed and estimated program payment amounts, and implicit price concessions provided to uninsured patients which are all elements of variable consideration.
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
As an integral part of our billing compliance program, we periodically assess our billing and coding practices, respond to payor audits on a routine basis, and investigate reported failures or suspected failures to comply with federal and state healthcare reimbursement requirements, as well as overpayment claims which may arise from time to time without fault on the part of the Company. We may have an obligation to reimburse Medicare, Medicaid, and third-party payers for overpayments regardless of fault. We have periodically identified and reported overpayments, reimbursed payors for overpayments and taken appropriate corrective action.
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
The composition of Revenue from services by payor for the three and six months ended June 30, 2018 and 2017 is as follow:

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2018	2017	2018	2017
Healthcare insurers	$92,033	$104,366	$192,986	$217,062
Government payers	72,459	80,037	139,595	157,090
Client payers	45,828	42,961	83,357	76,900
Patients	5,735	6,548	11,431	11,404
Total	$216,055	$233,912	$427,369	$462,456
Revenue from products
We recognize revenue from product sales when a customer obtains control of promised goods or services. The amount of revenue that is recorded reflects the consideration that we expect to receive in exchange for those goods or services. Our estimates for sales returns and allowances are based upon the historical patterns of product returns and allowances taken, matched against the sales from which they originated, and our evaluation of specific factors that may increase or decrease the risk of product returns. Product revenues are recorded net of estimated rebates, chargebacks, discounts, co-pay assistance and other deductions (collectively, “Sales Deductions”) as well as estimated product returns which are all elements of variable consideration. Allowances are recorded as a reduction of revenue at the time product revenues are recognized. The actual amounts of consideration ultimately received may differ from our estimates. If actual results in the future vary from our estimates, we will adjust these estimates, which would affect Revenue from products in the period such variances become known.
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

We recognize revenue for shipments of Rayaldee at the time of delivery to customers after estimating Sales Deductions and product returns as elements of variable consideration utilizing historical information and market research projections. For the three and six months ended June 30, 2018, we recognized $4.8 million and $8.5 million in net product revenue from sales of Rayaldee. Amounts shipped prior to June 30, 2017 were insignificant and no revenue was recognized from sales of Rayaldee for the three and six months ended June 30, 2017.
The following table presents an analysis of product sales allowances and accruals as contract liabilities for the six months ended June 30, 2018:

(In thousands)	Chargebacks, discounts, rebates and fees	Governmental	Returns	Total
Balance at December 31, 2017	$233	$348	$437	$1,018
Provision related to current period sales	2,188	2,936	—	5,124
Credits or payments made	(1,697)	(2,557)	(311)	(4,565)
Balance at June 30, 2018	$724	$727	$126	$1,577

Total gross Rayaldee sales				$13,582
Provision for Rayaldee sales allowances and accruals as a percentage of gross Rayaldee sales				38%
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
Development and Regulatory Milestone Payments: Depending on facts and circumstances, we may conclude that it is appropriate to include the milestone in the estimated transaction price or that it is appropriate to fully constrain the milestone. A milestone payment is included in the transaction price in the reporting period that we conclude that it is probable that recording revenue in the period will not result in a significant reversal in amounts recognized in future periods. We may record revenues from certain milestones in a reporting period before the milestone is achieved if we conclude that achievement of the milestone is probable and that recognition of revenue related to the milestone will not result in a significant reversal in amounts recognized in future periods. We record a corresponding contract asset when this conclusion is reached. Milestone payments that have been fully constrained are not included in the transaction price to date. These milestones remain fully constrained until we conclude that achievement of the milestone is probable and that recognition of revenue related to the milestone will not result in a significant reversal in amounts recognized in future periods. We re-evaluate the probability of achievement of such development milestones and any related constraint each reporting period. We adjust our estimate of the overall transaction price, including the amount of revenue recorded, if necessary.
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
For the three and six months ended June 30, 2018, revenue from transfer of intellectual property principally reflects $16.3 million and $31.0 million of revenue, respectively related to the Pfizer Transaction (as defined below). For the three and six months ended June 30, 2017, revenue from transfer of intellectual property principally reflects and $18.3 million and $32.4 million of revenue, respectively related to the Pfizer Transaction. Refer to Note 13. Total contract liabilities included in Accrued expenses and Other long-term liabilities was $109.6 million and $140.4 million at June 30, 2018 and December 31, 2017, respectively. The contract liability balance at June 30, 2018 relates primarily to the Pfizer Transaction.
NOTE 13 STRATEGIC ALLIANCES
Japan Tobacco Inc.
On October 12, 2017, EirGen, our wholly-owned subsidiary, and Japan Tobacco Inc. (“JT”) entered into a Development and License Agreement (the “JT Agreement”) granting JT the exclusive rights for the development and commercialization of Rayaldee in Japan (the “JT Territory”). The license grant to JT covers the therapeutic and preventative use of the product for (i) SHPT in non-dialysis and dialysis patients with CKD, (ii) rickets, and (iii) osteomalacia (the “JT Initial Indications”), as well as such additional indications as may be added to the scope of the license subject to the terms of the JT Agreement (the “JT Additional Indications” and together with the JT Initial Indications, the “JT Field”).
In connection with the license, OPKO received an initial upfront payment of $6 million. OPKO will receive another $6 million upon the initiation of OPKO’s planned phase 2 study for Rayaldee in dialysis patients in the U.S. OPKO is also eligible to receive up to an additional aggregate amount of $31 million upon the achievement of certain regulatory and development milestones by JT for Rayaldee in the JT Territory, and $75 million upon the achievement of certain sales based milestones by JT in the JT Territory. OPKO will also receive tiered, double digit royalty payments at rates ranging from low double digits to mid-teens on net sales of Rayaldee within the JT Territory. JT will, at its sole cost and expense, be responsible for performing all development activities necessary to obtain all regulatory approvals for Rayaldee in Japan and for all commercial activities pertaining to Rayaldee in Japan, except for certain preclinical expenses which OPKO has agreed to reimburse JT up to a capped amount.
The JT Agreement provides for the following: (1) an exclusive license in the JT Territory in the JT Field for the development and commercialization of Rayaldee; and (2) at JT’s option, EirGen will supply products to support the development, sale and commercialization of the products to JT in the JT Territory.

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
In connection with the VFMCRP Agreement, the parties entered into a letter agreement pursuant to which EirGen granted to VFMCRP an exclusive option (the “Option”) to acquire an exclusive license under certain EirGen patents and technology to use, import, offer for sale, sell, distribute and commercialize the Product in the United States solely for the treatment of secondary hyperparathyroidism in dialysis patients with chronic kidney disease and vitamin D insufficiency (the “Dialysis Indication”). Upon exercise of the Option, VFMCRP will reimburse EirGen for all of the development costs incurred by EirGen with respect to the Product for the Dialysis Indication in the United States. VFMCRP would also pay EirGen up to an additional aggregate amount of $555 million of sales-based milestones upon the achievement of certain milestones and would be obligated to pay royalties at percentage rates that range from the mid-teens to the mid-twenties on sales of the Product in the United States for the Dialysis Indication. To date, VFMCRP has not exercised its option.
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
We are recognizing the non-refundable $295.0 million upfront payments as the research and development services are completed and had contract liabilities related to the Pfizer Transaction of $100.1 million at June 30, 2018, of which $58.8 million was classified in Accrued expenses and $41.3 million was classified in Other long-term liabilities.
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
TESARO
In November 2009, we entered into an asset purchase agreement (the “NK-1 Agreement”) under which we acquired VARUBI™ (rolapitant) and other neurokinin-1 (“NK-1”) assets from Merck. In December 2010, we entered into an exclusive license agreement with TESARO, in which we out-licensed the development, manufacture, commercialization and distribution of our lead NK-1 candidate, VARUBI™ (the “TESARO License”). Under the terms of the license, we received a $6.0 million upfront payment from TESARO and we received $30 million of milestone payments from TESARO upon achievement of certain regulatory and commercial sale milestones and we are eligible to receive additional commercial milestone payments of up to $85 million if specified levels of annual net sales are achieved. The sales based milestone payments will be recognized as revenue in full in the period in which the associated sales occur. During the six months ended June 30, 2018 and 2017, no revenue was recognized related to the achievement of the milestones under the TESARO License.
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
TESARO announced during the first quarter of 2018 that it has elected to suspend further distribution of Varubi IV.

Pharmsynthez
In April 2013, we entered into a series of concurrent transactions with Pharmsynthez, a Russian pharmaceutical company traded on the Moscow Stock Exchange, pursuant to which we acquired an equity method investment in Pharmsynthez (ownership 9%). We also granted rights to certain technologies in the Russian Federation, Ukraine, Belarus, Azerbaijan and Kazakhstan (the “Pharmsynthez Territories”) to Pharmsynthez and agreed to perform certain development activities. We will receive from Pharmsynthez royalties on net sales of products incorporating the technologies in the Pharmsynthez Territories, as well as a percentage of any sublicense income from third parties for the technologies in the Pharmsynthez Territories.
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

Information regarding our operations and assets for our operating segments and the unallocated corporate operations as well as geographic information are as follows:

	For the three months ended June 30,		For the six months ended June 30,
(In thousands)	2018	2017	2018	2017
Revenue from services:
Pharmaceutical	$—	$—	$—	$—
Diagnostics	216,055	233,912	427,369	462,456
Corporate	—	—	—	—
	$216,055	$233,912	$427,369	$462,456
Revenue from products:
Pharmaceutical	$28,523	$28,966	$56,374	$51,197
Diagnostics	—	—	—	—
Corporate	—	—	—	—
	$28,523	$28,966	$56,374	$51,197
Revenue from transfer of intellectual property and other:
Pharmaceutical	$19,107	$29,723	$34,855	$45,328
Diagnostics	—	—	—	—
Corporate	—	—	—	—
	$19,107	$29,723	$34,855	$45,328
Operating loss:
Pharmaceutical	$2,165	$(8,009)	$(20,783)	$(34,154)
Diagnostics	1,475	(4,944)	(6,543)	(8,044)
Corporate	(8,748)	(12,878)	(20,393)	(28,849)
	$(5,108)	$(25,831)	$(47,719)	$(71,047)
Depreciation and amortization:
Pharmaceutical	$6,752	$6,694	$13,492	$13,469
Diagnostics	17,989	18,827	35,975	37,752
Corporate	21	30	51	60
	$24,762	$25,551	$49,518	$51,281
Loss from investment in investees:
Pharmaceutical	$(6,942)	$(5,309)	$(9,114)	$(7,123)
Diagnostics	(271)	(319)	(555)	(635)
Corporate	—	—	—	—
	$(7,213)	$(5,628)	$(9,669)	$(7,758)
Revenues:
United States	$222,535	$244,650	$437,845	$474,084
Ireland	20,778	22,525	38,060	39,734
Chile	11,937	11,899	23,670	22,020
Spain	4,592	5,118	10,125	9,623
Israel	2,526	7,654	6,141	11,872
Mexico	1,302	724	2,723	1,589
Other	15	31	34	59
	$263,685	$292,601	$518,598	$558,981

(In thousands)	June 30, 2018	December 31, 2017
Assets:
Pharmaceutical	$1,258,293	$1,287,964
Diagnostics	1,217,456	1,241,388
Corporate	55,201	60,604
	$2,530,950	$2,589,956
Goodwill:
Pharmaceutical	$261,447	$264,313
Diagnostics	452,787	452,786
Corporate	—	—
	$714,234	$717,099

One customer represented more than 10% of our total consolidated revenue during the three months ended June 30, 2018 and two customers represented more than 10% of our total consolidated revenue during the six months ended June 30, 2018. One customer represented more than 10% of our total consolidated revenue during the three and six months ended June 30, 2017. As of June 30, 2018, one customer represented more than 10% of our accounts receivable balance. As of December 31, 2017, no customer represented more than 10% of our accounts receivable balance.
NOTE 15 SUBSEQUENT EVENTS
We have reviewed all subsequent events and transactions that occurred after the date of our June 30, 2018 Condensed Consolidated Balance Sheet date, through the time of filing this Quarterly Report on Form 10-Q.

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
We are a diversified healthcare company that seeks to establish industry-leading positions in large and rapidly growing medical markets. Our diagnostics business includes BioReference Laboratories (“BioReference”), the nation’s third-largest clinical laboratory with a core genetic testing business and an almost 400-person sales and marketing team to drive growth and leverage new products, including the 4Kscore prostate cancer test and the Claros 1 in-office immunoassay platform (in development). Our pharmaceutical business features Rayaldee, an FDA-approved treatment for secondary hyperparathyroidism (“SHPT”) in adults with stage 3 or 4 chronic kidney disease (“CKD”) and vitamin D insufficiency (launched in November 2016), OPK88004, a selective androgen receptor modulator being developed for benign prostatic hyperplasia, OPK88003, a once or twice weekly oxyntomodulin for type 2 diabetes and obesity which is a clinically advanced drug candidate among the new class of GLP-1 glucagon receptor dual agonists (Phase 2b), and OPK88002, an NK-1 antagonist to treat pruritis (itching) in dialysis patients. Our pharmaceutical business also features hGH-CTP, a once-weekly human growth hormone injection (in Phase 3 and partnered with Pfizer).
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

RECENT DEVELOPMENTS
In July 2018, we announced that our partner Vifor Fresenius Medical Care Renal Pharma (VFMCRP) has received approval from Health Canada to market Rayaldee in Canada for the treatment of SHPT in adults with CKD and vitamin D insufficiency.
In June 2018, we announced the completed enrollment of 110 subjects in a Phase 2b dose escalation trial of OPK88003 to treat type 2 diabetes and obesity. The primary efficacy endpoint is the reduction of HbA1c levels over a 30-week period; weight loss and improvement of blood lipid profiles are secondary endpoints.
In May 2018, we announced the appointment of Geoff Monk as General Manager with overall responsibility for BioReference Laboratories, Inc., the third-largest clinical laboratory in the United States.

RESULTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30, 2018 AND 2017
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

Revenues	For the three months ended June 30,
(In thousands)	2018	2017	Change
Revenue from services	$216,055	$233,912	$(17,857)
Revenue from products	28,523	28,966	(443)
Revenue from transfer of intellectual property and other	19,107	29,723	(10,616)
Total revenues	$263,685	$292,601	$(28,916)
The decrease in Revenue from services is primarily attributable to decreased overall reimbursement rates for clinical testing, net of rate increases for our genomics testing. The net decrease in Revenue from services related to overall reimbursement, including the effect of the Protecting Access to Medicare Act of 2014 (“PAMA”), was $17.1 million for the three months ended June 30, 2018. Revenue from products was consistent with the comparative period in 2017. Revenue from transfer of intellectual property for the three months ended June 30, 2018 and 2017 principally reflects $16.3 million and $18.3 million, respectively, of revenue related to the Pfizer Transaction. Revenue from transfer of intellectual property for the three months ended June 30, 2017 also includes $10.0 million of revenue from a milestone payment from our licensee, TESARO. The composition of Revenue from services by payor for the three months ended June 30, 2018 and 2017 is as follow:

	Three months ended June 30,
(In thousands)	2018	2017
Healthcare insurers	$92,033	$104,366
Government payers	72,459	80,037
Client payers	45,828	42,961
Patients	5,735	6,548
Total	$216,055	$233,912
Cost of revenue. Cost of revenue for the three months ended June 30, 2018 decreased $7.3 million compared to 2017. Cost of service revenue decreased in the second quarter of 2018 compared to 2017 due to changes in the mix of clinical testing performed at BioReference. The increase in the cost of product revenue is attributable to changes in the product mix of items sold during the period. Cost of revenue for the three months ended June 30, 2018 and 2017 was as follows:

Cost of Revenue	For the three months ended June 30,
(In thousands)	2018	2017	Change
Cost of service revenue	$134,408	$143,901	$(9,493)
Cost of product revenue	15,652	13,505	2,147
Total cost of revenue	$150,060	$157,406	$(7,346)
Selling, general and administrative expenses. Selling, general and administrative expenses for the three months ended June 30, 2018 and 2017, were $87.7 million and $105.6 million, respectively. The decrease in selling, general and administrative expenses was primarily due to decreased expenses at BioReference due to planned cost reduction initiatives and to a decrease in corporate expenses. Selling, general and administrative expenses during the three months ended June 30, 2018 and 2017, include equity-based compensation expense of $3.6 million and $4.3 million, respectively.
Research and development expenses. Research and development expenses for the three months ended June 30, 2018 and 2017, were $29.2 million and $33.1 million, respectively. Research and development costs include external and internal expenses. External expenses include clinical and non-clinical activities performed by contract research organizations, lab services, purchases of drug and diagnostic product materials and manufacturing development costs. We track external research and development expenses by individual program for phase 3 clinical trials for drug approval and pre-market approvals (“PMAs”) for diagnostics tests, if any. Internal expenses include employee-related expenses including salaries, benefits and equity-based compensation expense. Other internal research and development expenses are incurred to support overall research and development activities and include expenses related to general overhead and facilities.
The following table summarizes the components of our research and development expenses:

Research and Development Expenses	For the three months ended June 30,
	2018	2017
External expenses:
Phase 3 clinical trials	$4,828	$3,464
Manufacturing expense for biological products	6,376	13,881
PMA studies	—	356
Earlier-stage programs	2,449	1,261
Research and development employee-related expenses	9,582	5,985
Other internal research and development expenses	5,976	8,181
Total research and development expenses	$29,211	$33,128
The decrease in research and development expenses is primarily due to a decrease in research and development expenses related to a Factor VIIa drug for hemophilia, and to a decrease in manufacturing related expenses for hGH-CTP. Research and development expenses for the three months ended June 30, 2018 and 2017 include equity-based compensation expense of $1.2 million and $1.4 million, respectively. We expect our research and development expenses to increase as we continue to expand our research and development of potential future products.
Contingent consideration. Contingent consideration for the three months ended June 30, 2018 and 2017, were $15.4 million of income and $4.4 million of expense, respectively. The change in contingent consideration income (expense) was primarily attributable to changes in assumptions regarding the timing of achievement of future milestones for OPKO Renal. The contingent consideration liabilities at June 30, 2018 relate to potential amounts payable to former stockholders of CURNA, OPKO Diagnostics and OPKO Renal pursuant to our acquisition agreements in January 2011, October 2011 and March 2013, respectively.
Amortization of intangible assets. Amortization of intangible assets was $17.2 million and $18.0 million, respectively, for the three months ended June 30, 2018 and 2017. Amortization expense reflects the amortization of acquired intangible assets with defined useful lives. Our indefinite lived IPR&D assets will not be amortized until the underlying development programs are completed. Upon obtaining regulatory approval by the U.S. FDA, the IPR&D assets will be accounted for as a finite-lived intangible asset and amortized on a straight-line basis over its estimated useful life.
Interest income. Interest income for the three months ended June 30, 2018 and 2017 was not significant as our cash investment strategy emphasizes the security of the principal invested and fulfillment of liquidity needs.
Interest expense. Interest expense for the three months ended June 30, 2018 and 2017 was $2.7 million and $1.5 million, respectively. Interest expense is principally related to interest incurred on the 2033 Senior Notes, interest incurred on BioReference’s outstanding debt under its credit facility and interest incurred on the 2023 Convertible Notes issued in February 2018. The increase in interest expense for the three months ended June 30, 2018 is primarily due to interest incurred on the the 2023 Convertible Notes and to higher outstanding debt under BioReference’s credit facility in 2018 compared to 2017.
Fair value changes of derivative instruments, net. Fair value changes of derivative instruments, net for the three months ended June 30, 2018 and 2017, was $2.2 million and $5.5 million of income, respectively. Derivative income for the three months ended June 30, 2018 principally related to the change in fair value of warrants to purchase additional shares of Neovasc and Xenetic. Derivative income for the three months ended June 30, 2017 principally related to the change in the fair value of the embedded derivatives in the 2033 Senior Notes.
Other income (expense), net. Other income (expense), net for the three months ended June 30, 2018 and 2017, were $8.6 million of income and $0.5 million of expense, respectively. Other income for the three months ended June 30, 2018 primarily consists of net unrealized gains recognized during the period on equity securities. Other expense for the three months ended June 30, 2017 primarily consisted of a $0.6 million other-than-temporary impairment charge to write our investment in Xenetic down to its fair value.

Income tax benefit (provision). Our income tax benefit (provision) for the three months ended June 30, 2018 and 2017 was $(2.0) million and $11.0 million, respectively, and reflects quarterly results using our expected effective tax rate.  For the three months ended June 30, 2018, the tax rate differed from the U.S. federal statutory rate of 21% primarily due to the valuation allowance against certain U.S. and non-U.S. deferred tax assets, the relative mix in earnings and losses in the U.S. versus foreign tax jurisdictions, and the impact of certain discrete tax events and operating results in tax jurisdictions which do not result in a tax benefit.
Loss from investments in investees. We have made investments in other early stage companies that we perceive to have valuable proprietary technology and significant potential to create value for us as a shareholder or member. We account for these investments under the equity method of accounting, resulting in the recording of our proportionate share of their losses until our share of their loss exceeds our investment. Until the investees’ technologies are commercialized, if ever, we anticipate they will report a net loss. Loss from investments in investees was $7.2 million and $5.6 million for the three months ended June 30, 2018 and 2017, respectively.

FOR THE SIX MONTHS ENDED JUNE 30, 2018 AND 2017

Revenues	For the six months ended June 30,
(In thousands)	2018	2017	Change
Revenue from services	$427,369	$462,456	$(35,087)
Revenue from products	56,374	51,197	5,177
Revenue from transfer of intellectual property and other	34,855	45,328	(10,473)
Total revenues	$518,598	$558,981	$(40,383)
The decrease in Revenue from services is primarily attributable to decreased overall reimbursement rates and volume for clinical testing, which was partially offset by increased reimbursement and volume for our genomics testing. The net decrease in Revenue from services related to reimbursement, including the effect of PAMA, and volume was $32.9 million and $1.3 million, respectively, for the six months ended June 30, 2018. The increase in Revenue from products is primarily attributable to $8.5 million of revenue from sales of Rayaldee, which was partially offset by a decrease in revenue at FineTech. Revenue from transfer of intellectual property for the six months ended June 30, 2018 and 2017 principally reflects $31.0 million and $32.4 million, respectively, of revenue related to the Pfizer Transaction. Revenue from transfer of intellectual property for the six months ended June 30, 2017 also includes $10.0 million of revenue from a milestone payment from our licensee, TESARO. The composition of Revenue from services by payor for the six months ended June 30, 2018 and 2017 is as follow:

	Six months ended June 30,
(In thousands)	2018	2017
Healthcare insurers	$192,986	$217,062
Government payers	139,595	157,090
Client payers	83,357	76,900
Patients	11,431	11,404
Total	$427,369	$462,456
Cost of revenue. Cost of revenue for the six months ended June 30, 2018 decreased $8.1 million compared to 2017. Cost of service revenue decreased in the first half of 2018 compared to 2017 due to a decrease in volume at BioReference. The increase in the cost of product revenue is attributable to changes in the product mix of items sold during the period. Cost of revenue for the six months ended June 30, 2018 and 2017 were as follows:

Cost of Revenue	For the six months ended June 30,
(In thousands)	2018	2017	Change
Cost of service revenue	$273,849	$283,867	$(10,018)
Cost of product revenue	30,300	28,334	1,966
Total cost of revenue	$304,149	$312,201	$(8,052)

Selling, general and administrative expenses. Selling, general and administrative expenses for the six months ended June 30, 2018 and 2017, were $179.2 million and $215.5 million, respectively. The decrease in selling, general and administrative expenses was primarily due to decreased expenses at BioReference due to planned cost reduction initiatives and to a decrease in corporate expenses. Selling, general and administrative expenses during the six months ended June 30, 2018 and 2017, include equity-based compensation expense of $7.8 million and $12.1 million, respectively.
Research and development expenses. Research and development expenses for the six months ended June 30, 2018 and 2017, were $62.1 million and $59.7 million, respectively. Research and development costs include external and internal expenses. External expenses include clinical and non-clinical activities performed by contract research organizations, lab services, purchases of drug and diagnostic product materials and manufacturing development costs. We track external research and development expenses by individual program for phase 3 clinical trials for drug approval and PMAs for diagnostics tests, if any. Internal expenses include employee-related expenses including salaries, benefits and equity-based compensation expense. Other internal research and development expenses are incurred to support overall research and development activities and include expenses related to general overhead and facilities.
The following table summarizes the components of our research and development expenses:

Research and Development Expenses	For the six months ended June 30,
	2018	2017
External expenses:
Phase 3 clinical trials	$8,606	$8,079
Manufacturing expense for biological products	17,670	20,275
PMA studies	59	445
Earlier-stage programs	5,615	3,255
Research and development employee-related expenses	18,233	12,738
Other internal research and development expenses	11,914	14,893
Total research and development expenses	$62,097	$59,685
The increase in research and development expenses is primarily due to an increase in research and development expenses related to a once or twice weekly oxyntomodulin for type 2 diabetes and to a selective androgen receptor modulator being developed for benign prostatic hyperplasia. Research and development expenses for the six months ended June 30, 2018 and 2017 include equity-based compensation expense of $2.3 million and $2.7 million, respectively. We expect our research and development expenses to increase as we continue to expand our research and development of potential future products.
Contingent consideration. Contingent consideration for the six months ended June 30, 2018 and 2017, were $13.6 million of income and $6.7 million of expense, respectively. The change in contingent consideration income (expense) was primarily attributable to changes in assumptions regarding the timing of achievement of future milestones for OPKO Renal.
Amortization of intangible assets. Amortization of intangible assets was $34.5 million and $35.9 million, respectively, for the six months ended June 30, 2018 and 2017. Amortization expense reflects the amortization of acquired intangible assets with defined useful lives. Our indefinite lived IPR&D assets will not be amortized until the underlying development programs are completed. Upon obtaining regulatory approval by the U.S. FDA, the IPR&D assets will be accounted for as a finite-lived intangible asset and amortized on a straight-line basis over its estimated useful life.
Interest income. Interest income for the six months ended June 30, 2018 and 2017 was not significant as our cash investment strategy emphasizes the security of the principal invested and fulfillment of liquidity needs.
Interest expense. Interest expense for the six months ended June 30, 2018 and 2017 was $5.0 million and $2.9 million, respectively. Interest expense is principally related to interest incurred on the 2033 Senior Notes, interest incurred on BioReference’s outstanding debt under its credit facility and interest incurred on the 2023 Convertible Notes issued in February 2018. The increase in interest expense for the six months ended June 30, 2018 is primarily due to interest incurred on the 2023 Convertible Notes and to higher outstanding debt under BioReference’s credit facility in 2018 compared to 2017.
Fair value changes of derivative instruments, net. Fair value changes of derivative instruments, net for the six months ended June 30, 2018 and 2017, was $3.6 million and $9.5 million of income, respectively. Derivative income for the six months ended June 30, 2018 principally related to the change in fair value of warrants to purchase additional shares of Neovasc. and Xenetic. Derivative income for the six months ended June 30, 2017 principally related to the change in the fair value of the embedded derivatives in the 2033 Senior Notes.

Other income (expense), net. Other income (expense), net for the six months ended June 30, 2018 and 2017, were $10.5 million and $2.5 million of income, respectively. Other income for the six months ended June 30, 2018 primarily consists of net unrealized gains recognized during the period on equity securities. Other income for the six months ended June 30, 2017 primarily consists of a $3.0 million gain on the sale of non-strategic assets at a wholly-owned BioReference subsidiary.
Income tax benefit (provision). Our income tax benefit (provision) for the six months ended June 30, 2018 and 2017 was $(1.1) million and $17.9 million, respectively, and reflects quarterly results using our expected effective tax rate.  For the six months ended June 30, 2018, the tax rate differed from the U.S. federal statutory rate of 21% primarily due to the valuation allowance against certain U.S. and non-U.S. deferred tax assets, the relative mix in earnings and losses in the U.S. versus foreign tax jurisdictions, and the impact of certain discrete tax events and operating results in tax jurisdictions which do not result in a tax benefit.
Loss from investments in investees. We have made investments in other early stage companies that we perceive to have valuable proprietary technology and significant potential to create value for us as a shareholder or member. We account for these investments under the equity method of accounting, resulting in the recording of our proportionate share of their losses until our share of their loss exceeds our investment. Until the investees’ technologies are commercialized, if ever, we anticipate they will report a net loss. Loss from investments in investees was $9.7 million and $7.8 million for the six months ended June 30, 2018 and 2017, respectively.

LIQUIDITY AND CAPITAL RESOURCES
At June 30, 2018, we had cash and cash equivalents of approximately $80.4 million. Cash used in operations of $52.6 million during 2018 principally reflects expenses related to general and administrative activities of our corporate operations, research and development activities and commercialization activities related to Rayaldee. Cash used in investing activities primarily reflects capital expenditures of $12.8 million. Cash provided by financing activities primarily reflects the issuance of $55.0 million of 2023 Convertible Notes in February 2018. We have not generated sustained positive cash flow sufficient to offset our operating and other expenses and our primary source of cash has been from the public and private placement of stock, the issuance of the 2033 Senior Notes and 2023 Convertible Notes and credit facilities available to us.
In February 2018, we issued the 2023 Convertible Notes in the aggregate principal amount of $55.0 million. The 2023 Convertible Notes mature 5 years from the date of issuance. Each holder of a 2023 Convertible Note has the option, from time to time, to convert all or any portion of the outstanding principal balance of such 2023 Convertible Note, together with accrued and unpaid interest thereon, into shares of our Common Stock, par value $0.01 per share, at a conversion price of $5.00 per share of Common Stock (the “Shares”). We may redeem all or any part of the then issued and outstanding 2023 Convertible Notes, together with accrued and unpaid interest thereon, pro ratably among the holders, upon no fewer than 30 days, and no more than 60 days, notice to the holders. The 2023 Convertible Notes contain customary events of default and representations and warranties of OPKO. We are using the proceeds of the 2023 Convertible Notes for general corporate purposes.
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
Pursuant to the Commitment Letter, we committed to provide, or to arrange from a third-party lender, a line of credit for VACG in the amount of $50.0 million (the “Facility”). Funds drawn under the Facility would be contributed by VACG to VACO in order to satisfy the financial stability requirement of VACO in connection with its submission of the RFP. VACG would not be permitted to draw down on the Facility unless and until the VHA awards a contract to VACO. The Facility would have a maturity of 5 years. Interest on the Facility would be payable at a rate equal to 6.5% per annum, payable quarterly in arrears. The Facility is subject to the negotiation of definitive documentation conditions customary for transactions of such type and otherwise acceptable to VACG and the lender under the Facility.
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
We have completed post-hoc sensitivity analyses to evaluate the influence of outliers on the primary endpoint results using multiple statistical approaches. Analyses that excluded outliers showed a statistically significant difference between hGH-CTP and placebo on the change in trunk fat mass. Additional analyses that did not exclude outliers showed mixed results. Following completion of the analyses, OPKO and Pfizer agreed that OPKO may proceed to discuss a possible BLA submission with the FDA. We believe there is a path for submission in which the FDA would assess the totality of the data, including all relevant efficacy and safety data in adult and pediatric patients. We will continue to assess the regulatory strategy for the adult indication going forward, including the timing of a possible submission.
We are constructing a research, development and manufacturing center in Waterford, Ireland, for which we will incur between $40 million and $45 million for the construction and validation of the facility. Construction of the facility began in the fourth quarter of 2016 with expected completion in 2019. Currently, we plan to fund the project from cash on hand or from third party funding sources that may be available to us. Through June 30, 2018, the cumulative expenditures we incurred to date on the construction of the facility was approximately $37.0 million.

In January 2013, we issued $175.0 million of the 2033 Senior Notes. The 2033 Senior Notes were sold in a private placement in reliance on exemptions from registration under the Securities Act. At June 30, 2018, $31.9 million principal amount of 2033 Senior Notes was outstanding. Holders of the 2033 Senior Notes may require us to repurchase the 2033 Senior Notes for 100% of their principal amount, plus accrued and unpaid interest, on February 1, 2019, February 1, 2023 and February 1, 2028, or following the occurrence of a fundamental change as defined in the indenture governing the 2033 Senior Notes.
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
As of June 30, 2018, the total availability under our Credit Agreement with CB and our lines of credit with financial institutions in Chile and Spain was $127.4 million, of which $109.5 million was used and outstanding as of June 30, 2018. The weighted average interest rate on these lines of credit is approximately 4.7%. These lines of credit are short-term and are used primarily as a source of working capital. The highest balance at any time during the six months ended June 30, 2018, was $114.9 million. We intend to continue to enter into these lines of credit as needed. There is no assurance that these lines of credit or other funding sources will be available to us on acceptable terms, or at all, in the future.
We expect to continue to incur substantial research and development expenses, including expenses related to the hiring of personnel and additional clinical trials. We expect that selling, general and administrative expenses will also increase as we expand our sales, marketing and administrative staff and add infrastructure.
We believe that the cash and cash equivalents on hand at June 30, 2018, the amounts available to be borrowed under our lines of credit and the proceeds from the 2023 Convertible Promissory Notes which we issued in the first quarter of 2018 are sufficient to meet our anticipated cash requirements for operations and debt service beyond the next 12 months. We based this estimate on assumptions that may prove to be wrong or are subject to change, and we may be required to use our available cash resources sooner than we currently expect. If we acquire additional assets or companies, accelerate our product development programs or initiate additional clinical trials, we will need additional funds. Our future cash requirements will depend on a number of factors, including our relationship with Pfizer, the commercial success of Rayaldee, BioReference’s financial performance, possible acquisitions, the continued progress of research and development of our product candidates, the timing and outcome of clinical trials and regulatory approvals, the costs involved in preparing, filing, prosecuting, maintaining, defending, and enforcing patent claims and other intellectual property rights, the status of competitive products, the availability of financing, our success in developing markets for our product candidates and results of government investigations, payor claims, and legal proceedings that may arise. If we are not able to secure additional funding when needed, we may have to delay, reduce the scope of, or eliminate one or more of our clinical trials or research and development programs or possible acquisitions.

The following table provides information as of June 30, 2018, with respect to the amounts and timing of our known contractual obligation payments due by period.

Contractual obligations (In thousands)	Remaining six months ending December 31, 2018	2019	2020	2021	2022	Thereafter	Total
Open purchase orders	$82,466	$1,933	$51	$—	$—	$—	$84,450
Operating leases	9,684	16,262	10,361	6,928	3,304	3,637	50,176
Capital leases	1,526	2,908	2,478	1,771	675	445	9,803
2033 Senior Notes and 2023 Convertible Notes	—	31,850	—	—	—	55,000	86,850
Deferred payments	5,000	5,000	—	—	—	—	10,000
Mortgages and other debts payable	2,198	1,129	498	462	359	4,644	9,290
Lines of credit	3,855	—	105,539	—	—	—	109,394
Severance payments	3,568	—	—	—	—	—	3,568
Interest commitments	514	215	41	30	16	13,713	14,529
Total	$108,811	$59,297	$118,968	$9,191	$4,354	$77,439	$378,060
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
Goodwill and intangible assets. Goodwill and other intangible assets, including IPR&D, acquired in business combinations, licensing and other transactions at both June 30, 2018 and December 31, 2017 was $2.0 billion, representing approximately 79% of total assets at June 30, 2018.
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

Goodwill was $714.2 million and $717.1 million, respectively, at June 30, 2018 and December 31, 2017. Goodwill is tested at least annually for impairment or when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable, by assessing qualitative factors or performing a quantitative analysis in determining whether it is more likely than not that its fair value exceeds the carrying value. Examples of qualitative factors include our share price, our financial performance compared to budgets, long-term financial plans, macroeconomic, industry and market conditions as well as the substantial excess of fair value over the carrying value of net assets from the annual impairment test previously performed.
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
Intangible assets, net were $1.3 billion, including IPR&D of $645.7 million and $647.3 million, respectively, at June 30, 2018 and December 31, 2017. Intangible assets are tested for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable, although IPR&D is required to be tested at least annually until the project is completed or abandoned. Upon obtaining regulatory approval, the IPR&D asset is then accounted for as a finite-lived intangible asset and amortized on a straight-line basis over its estimated useful life. If the project is abandoned, the IPR&D asset is charged to expense.
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
We amortize intangible assets with definite lives on a straight-line basis over their estimated useful lives, ranging from 3 to 20 years. We use the straight-line method of amortization as there is no reliably determinable pattern in which the economic benefits of our intangible assets are consumed or otherwise used up. Amortization expense was $34.5 million and $35.9 million for the six months ended June 30, 2018 and 2017, respectively.
Revenue recognition. Effective January 1, 2018, we adopted Accounting Standards Codification Topic 606, Revenue from Contracts with Customers. We generate revenues from services, products and intellectual property as follows:
Revenue from services. Revenue for laboratory services is recognized at the time test results are reported, which approximates when services are provided and the performance obligations are satisfied. Services are provided to patients covered by various third-party payor programs including various managed care organizations, as well as the Medicare and Medicaid programs. Billings for services are included in revenue net of allowances for contractual discounts, allowances for differences between the amounts billed and estimated program payment amounts, and implicit price concessions provided to uninsured patients which are all elements of variable consideration.
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
As an integral part of our billing compliance program, we periodically assess our billing and coding practices, respond to payor audits on a routine basis, and investigate reported failures or suspected failures to comply with federal and state healthcare reimbursement requirements, as well as overpayment claims which may arise from time to time without fault on the part of the Company. We may have an obligation to reimburse Medicare, Medicaid, and third-party payers for overpayments regardless of fault. We have periodically identified and reported overpayments, reimbursed payors for overpayments and taken appropriate corrective action.
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
The composition of Revenue from services by payor for the three and six months ended June 30, 2018 and 2017 is as follow:

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2018	2017	2018	2017
Healthcare insurers	$92,033	$104,366	$192,986	$217,062
Government payers	72,459	80,037	139,595	157,090
Client payers	45,828	42,961	83,357	76,900
Patients	5,735	6,548	11,431	11,404
Total	$216,055	$233,912	$427,369	$462,456

Revenue from products. We recognize revenue from product sales when a customer obtains control of promised goods or services. The amount of revenue that is recorded reflects the consideration that we expect to receive in exchange for those goods or services. Our estimates for sales returns and allowances are based upon the historical patterns of product returns and allowances taken, matched against the sales from which they originated, and our evaluation of specific factors that may increase or decrease the risk of product returns. Product revenues are recorded net of estimated rebates, chargebacks, discounts, co-pay assistance and other deductions (collectively, “Sales Deductions”) as well as estimated product returns which are all elements of variable consideration. Allowances are recorded as a reduction of revenue at the time product revenues are recognized. The actual amounts of consideration ultimately received may differ from our estimates. If actual results in the future vary from our estimates, we will adjust these estimates, which would affect Revenue from products in the period such variances become known.
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
We recognize revenue for shipments of Rayaldee at the time of delivery to customers after estimating Sales Deductions and product returns as elements of variable consideration utilizing historical information and market research projections. For the three and six months ended June 30, 2018, we recognized $4.8 million and $8.5 million in net product revenue from sales of Rayaldee. Amounts shipped prior to June 30, 2017 were insignificant and no revenue was recognized from sales of Rayaldee for the six months ended June 30, 2017.
The following table presents an analysis of product sales allowances and accruals as contract liabilities for the six months ended June 30, 2018:

(In thousands)	Chargebacks, discounts, rebates and fees	Governmental	Returns	Total
Balance at December 31, 2017	$233	$348	$437	$1,018
Provision related to current period sales	2,188	2,936	—	5,124
Credits or payments made	(1,697)	(2,557)	(311)	(4,565)
Balance at June 30, 2018	$724	$727	$126	$1,577

Total gross Rayaldee sales				$13,582
Provision for Rayaldee sales allowances and accruals as a percentage of gross Rayaldee sales				38%
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
Development and Regulatory Milestone Payments: Depending on facts and circumstances, we may conclude that it is appropriate to include the milestone in the estimated transaction price or that it is appropriate to fully constrain the milestone. A milestone payment is included in the transaction price in the reporting period that we conclude that it is probable that recording revenue in the period will not result in a significant reversal in amounts recognized in future periods. We may record revenues from certain milestones in a reporting period before the milestone is achieved if we conclude that achievement of the milestone is probable and that recognition of revenue related to the milestone will not result in a significant reversal in amounts recognized in future periods. We record a corresponding contract asset when this conclusion is reached. Milestone payments that have been fully constrained are not included in the transaction price to date. These milestones remain fully constrained until we conclude that achievement of the milestone is probable and that recognition of revenue related to the milestone will not result in a significant reversal in amounts recognized in future periods. We re-evaluate the probability of achievement of such development milestones and any related constraint each reporting period. We adjust our estimate of the overall transaction price, including the amount of revenue recorded, if necessary.
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
For the three and six months ended June 30, 2018, revenue from transfer of intellectual property principally reflects $16.3 million and $31.0 million of revenue, respectively related to the Pfizer Transaction. For the three and six months ended June 30, 2017, revenue from transfer of intellectual property principally reflects and $18.3 million and $32.4 million of revenue, respectively related to the Pfizer Transaction. Refer to Note 13. Total contract liabilities included in Accrued expenses and Other long-term liabilities was $109.6 million and $140.4 million at June 30, 2018 and December 31, 2017, respectively. The contract liability balance at June 30, 2018 relates primarily to the Pfizer Transaction.
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
While we have receivables due from federal and state governmental agencies, we do not believe that such receivables represent a credit risk since the related healthcare programs are funded by federal and state governments, and payment is primarily dependent upon submitting appropriate documentation. At June 30, 2018 and December 31, 2017, receivable balances (net of contractual adjustments) from Medicare and Medicaid were 17.4% and 15.8%, respectively, of our consolidated Accounts receivable, net.

The portion of our accounts receivable due from individual patients comprises the largest portion of credit risk. At June 30, 2018 and December 31, 2017, receivables due from patients represent approximately 2.6% and 3.2%, respectively, of our consolidated Accounts receivable, net.
We assess the collectability of accounts receivable balances by considering factors such as historical collection experience, customer credit worthiness, the age of accounts receivable balances, regulatory changes and current economic conditions and trends that may affect a customer’s ability to pay. Actual results could differ from those estimates. Our reported net income (loss) is directly affected by our estimate of the collectability of accounts receivable. The allowance for doubtful accounts was $1.5 million and $1.4 million at June 30, 2018 and December 31, 2017, respectively.
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
On December 22, 2017, the 2017 Tax Cuts and Jobs Act (the “Tax Act”) was enacted into law and the new legislation contains several key tax provisions, including a reduction of the corporate income tax rate from 35% to 21% effective January 1, 2018, and a one-time mandatory transition tax on accumulated foreign earnings, among others. We are required to recognize the effect of the tax law changes in the period of enactment, such as remeasuring our U.S. deferred tax assets and liabilities, as well as reassessing the net realizability of our deferred tax assets and liabilities. In December 2017, the SEC staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Act (“SAB 118”), which allows us to record provisional amounts during a measurement period not to extend beyond one year of the enactment date. Through June 30, 2018, we did not have any significant adjustments to our provisional amounts. As we continue to perform our analysis of the Tax Act, and interpret any additional accounting guidance issued by the FASB, the U.S. Department of the Treasury and the IRS, we may make adjustments to these provisional amounts.
Effective January 1, 2018, the Tax Act provides for a new global intangible low-taxed income (GILTI) provision. Under the GILTI provision, certain foreign subsidiary earnings in excess of an allowable return on the foreign subsidiary’s tangible assets are included in U.S. taxable income. We are now subject to GILTI but have not triggered an income inclusion as of June 30, 2018. Any future inclusion is expected to be offset by net operating loss carry forwards in the U.S. We are still evaluating, pending further interpretive guidance, whether to make a policy election to treat the GILTI tax as a period expense or to provide U.S. deferred taxes on foreign temporary differences that are expected to generate GILTI income when they reverse in future years.
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

Inventories. Inventories are valued at the lower of cost and net realizable value. Cost is determined by the first-in, first-out method. We consider such factors as the amount of inventory on hand, estimated time required to sell such inventories, remaining shelf-life, and current market conditions to determine whether inventories are stated at the lower of cost and net realizable value. Inventories at our diagnostics segment consist primarily of purchased laboratory supplies, which is used in our testing laboratories. Inventory obsolescence expense for the six months ended June 30, 2018 and 2017 was $1.2 million and $4.8 million, respectively.
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
As a result of adopting ASU 2014-09 on January 1, 2018 using the full retrospective approach, we revised our comparative financial statements for the prior years as if Topic 606 had been effective for those periods. As a result, the following financial statement line items for 2017 were affected:
Condensed Consolidated Statement of Operations

	For the three months ended June 30, 2017 (in thousands)
	As adjusted under Topic 606	As originally reported	Effect of change
Revenue from services	$233,912	$256,671	$(22,759)
Revenue from transfer of intellectual property and other	29,723	28,576	1,147
Selling, general and administrative	105,579	128,338	(22,759)
Research and development	33,128	32,593	535

	For the six months ended June 30, 2017 (in thousands)
	As adjusted under Topic 606	As originally reported	Effect of change
Revenue from services	$462,456	$511,956	$(49,500)
Revenue from transfer of intellectual property and other	45,328	47,154	(1,826)
Selling, general and administrative	215,523	265,023	(49,500)
Research and development	59,685	58,615	1,070
Condensed Consolidated Balance Sheet

	December 31, 2017 (in thousands)
	As adjusted under Topic 606	As originally reported	Effect of change
Other current assets and prepaid expenses	$42,513	$37,113	$5,400
Accrued expenses	230,301	215,102	15,199
Other long-term liabilities, principally contract liabilities, contingent consideration and line of credit	239,955	219,954	20,001
Accumulated deficit	(1,036,959)	(1,007,159)	(29,800)
Condensed Consolidated Statement of Cash Flows

	For the six months ended June 30, 2017 (in thousands)
	As adjusted under Topic 606	As originally reported	Effect of change
Net loss	$(51,419)	$(48,523)	$(2,896)
Contract liabilities	(31,122)	(34,018)	2,896
The most significant change above relates to amounts in our clinical laboratory operations that were historically classified as provision for bad debts, primarily related to patient responsibility, which are considered an element of variable consideration as an implicit price concession in determining revenues under Topic 606. Accordingly, we report uncollectible balances associated with individual patients as a reduction of the transaction price and therefore as a reduction in Revenue from services when historically these amounts were classified as provision for bad debts within Selling, general and administrative expenses.
In addition, under Topic 606, the upfront consideration received for a license and contract services combined performance obligation is recognized as revenue to the extent of costs incurred based on the length of the expected performance period and the subjectivity in estimating progress towards satisfaction of the performance obligation. Under previous accounting, we recognized revenue over the expected performance period. The adoption of Topic 606 resulted in a cumulative revenue reduction of $29.8 million and an increase of our accumulated deficit balance as of December 31, 2017; with a corresponding increase in our contract liabilities. For the six months ended June 30, 2017, Revenue from the transfer of intellectual property and other was reduced by $2.9 million for the change in accounting. For a further discussion of the adoption of Topic 606, see Note 12, “Revenue Recognition.”
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
In January 2017, the FASB issued ASU No. 2017-01, “Business Combinations (Topic 805),” which clarifies the definition of a business to assist entities in evaluating whether transactions should be accounted for acquisitions (or disposals) of assets or businesses. The required adoption of ASU 2017-01 in the first quarter of 2018 did not have a significant impact on our Condensed Consolidated Financial Statements.
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
In June 2018, the FASB issued ASU No. 2018-07, “Compensation - Stock Compensation (Topic 718),” which expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. ASU 2018-07 will be effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year, with early adoption permitted. We are currently evaluating the impact of this new guidance on our Condensed Consolidated Financial Statements.

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
Interest Rate Risk – Our exposure to interest rate risk relates to our cash and investments and to our borrowings. We generally maintain an investment portfolio of money market funds and marketable securities. The securities in our investment portfolio are not leveraged, and are, due to their very short-term nature, subject to minimal interest rate risk. We currently do not hedge interest rate exposure. Because of the short-term maturities of our investments, we do not believe that a change in market interest rates would have a significant negative impact on the value of our investment portfolio except for reduced income in a low interest rate environment.
At June 30, 2018, we had cash and cash equivalents of $80.4 million. The weighted average interest rate related to our cash and cash equivalents for the six months ended June 30, 2018 was less than 1%. As of June 30, 2018, the principal outstanding balance under our Credit Agreement with JPMorgan Chase Bank, N.A. and our Chilean and Spanish lines of credit was $109.5 million in the aggregate at a weighted average interest rate of approximately 4.7%.
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

Item 4. Controls and Procedures
Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, management concluded that our disclosure controls and procedures were effective as of June 30, 2018.
Changes to the Company’s Internal Control Over Financial Reporting
We have implemented new controls as part of our effort to adopt Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers.” The adoption of the ASU requires the implementation of new accounting processes which necessitates changes to our internal controls over financial reporting.
These changes to the Company’s internal control over financial reporting that occurred since the beginning of 2018 have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not Applicable.
Item 5. Other Information

None.

Item 6. Exhibits

Exhibit 3.1(1)	Amended and Restated Certificate of Incorporation.
Exhibit 3.2(2)	Amended and Restated By-Laws.
Exhibit 3.3(3)	Certificate of Designation of Series D Preferred Stock.
Exhibit 4.3(4)	Indenture, dated as of January 30, 2013, between OPKO Health, Inc. and Wells Fargo Bank, National Association.
Exhibit 10.1*	Amendment No. 7 to Credit Agreement by and between BioReference Laboratories, Inc. and certain of its subsidiaries, and JPMorgan Chase, N.A. dated February 28, 2018.
Exhibit 31.1
Certification by Phillip Frost, Chief Executive Officer, pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended June 30, 2018.

Exhibit 31.2
Certification by Adam Logal, Chief Financial Officer, pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended June 30, 2018.

Exhibit 32.1
Certification by Phillip Frost, Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended June 30, 2018.

Exhibit 32.2
Certification by Adam Logal, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended June 30, 2018.

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

Date: August 7, 2018	OPKO Health, Inc.

/s/ Adam Logal
Adam Logal
Senior Vice President, Chief Financial Officer,
Chief Accounting Officer and Treasurer