Form 10-K
period 2018-12-31
Opko Health, Inc.
filed 2019-03-01
CIK 944809

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018.
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, as of the last business day of the registrant’s most recently completed second fiscal quarter was: $1,518,040,596.
As of February 15, 2019, the registrant had 615,600,775 shares of Common Stock outstanding.
Documents Incorporated by Reference
Portions of the registrant’s definitive proxy statement for its 2018 Annual Meeting of Stockholders are incorporated by reference in Items 10, 11, 12, 13, and 14 of Part III of this Annual Report on Form 10-K.

		Page
Part I.
Item 1.	Business	6
Item 1A.	Risk Factors	26
Item 1B.	Unresolved Staff Comments	58
Item 2.	Properties	58
Item 3.	Legal Proceedings	59
Item 4.	Mine Safety Disclosures	64
Part II.
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	65
Item 6.	Selected Financial Data	67
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	68
Item 7A.	Quantitative and Qualitative Disclosures about Market Risk	91
Item 8.	Financial Statements and Supplementary Data	92
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	147
Item 9A.	Controls and Procedures	147
Item 9B.	Other Information	148
Part III.
Item 10.	Directors, Executive Officers and Corporate Governance
Item 11.	Executive Compensation
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 13.	Certain Relationships and Related Transactions and Director Independence
Item 14.	Principal Accounting Fees and Services
Part IV.
Item 15.	Exhibits, Financial Statement Schedules	150
Signatures		164
Certifications		164
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

•	the performance of our third-party distribution partners, licensees and manufacturers over which we have limited control;

•	our success is dependent on the involvement and continued efforts of our Chairman and Chief Executive Officer;

•	integration challenges for Transition Therapeutics, BioReference, EirGen and other acquired businesses;

•	availability of insurance coverage with respect to material litigation matters;

•	changes in regulation and policies in the United States (“U.S.”) and other countries, including increasing downward pressure on healthcare reimbursement;

•	our ability to manage our growth and our expanded operations;

•	increased competition, including price competition;

•	changing relationships with payors, including the various state and multi-state Blues programs, suppliers and strategic partners;

•	efforts by third-party payors to reduce utilization and reimbursement for clinical testing services;

•	our ability to maintain reimbursement coverage for our products and services, including the 4Kscore test;

•	failure to timely or accurately bill and collect for our services;

•	failure in our information technology systems, including cybersecurity attacks or other data security or privacy incidents;

•	failure to obtain and retain new clients and business partners, or a reduction in tests ordered or specimens submitted by existing clients;

•	failure to establish, and perform to, appropriate quality standards to assure that the highest level of quality is observed in the performance of our testing services;

•	failure to maintain the security of patient-related information;

•	our ability to obtain and maintain intellectual property protection for our products;

•	our ability to defend our intellectual property rights with respect to our products;

•	our ability to operate our business without infringing the intellectual property rights of others;

•	our ability to attract and retain key scientific and management personnel;

•	failure to obtain and maintain regulatory approval outside the U.S.;

•	legal, economic, political, regulatory, currency exchange, and other risks associated with international operations; and

•	our ability to finance and successfully complete construction of a research, development and manufacturing center in Waterford, Ireland.

PART I
Unless the context otherwise requires, all references in this Annual Report on Form 10-K to the “Company”, “OPKO”, “we”, “our”, “ours”, and “us” refer to OPKO Health, Inc., a Delaware corporation, including our wholly-owned subsidiaries.

ITEM 1.	BUSINESS
OVERVIEW
We are a diversified healthcare company that seeks to establish industry-leading positions in large and rapidly growing medical markets. Our diagnostics business includes BioReference Laboratories (“BioReference”), the nation’s third-largest clinical laboratory with a core genetic testing business and an almost 300-person sales and marketing team to drive growth and leverage new products, including the 4Kscore prostate cancer diagnostic test and the Claros 1 in-office immunoassay platform. Our pharmaceutical business features Rayaldee, an FDA-approved treatment for secondary hyperparathyroidism (“SHPT”) in adults with stage 3 or 4 chronic kidney disease (“CKD”) and vitamin D insufficiency (launched in November 2016), OPK88004, a selective androgen receptor modulator which we have studied for benign prostatic hyperplasia but for which we are exploring other indications, and OPK88003, a once or twice weekly oxyntomodulin for type 2 diabetes and obesity which is a clinically advanced drug candidate among the new class of GLP-1 glucagon receptor dual agonists (phase 2b). Our pharmaceutical business also features hGH-CTP, a once-weekly human growth hormone injection (in phase 3 and partnered with Pfizer). We operate established pharmaceutical business operations in Spain, Ireland, Chile, and Mexico, which are generating revenue and from which we expect to generate positive cash flow and facilitate future market entry for our products currently in development. We have a development and commercial supply pharmaceutical company as well as a global supply chain operation and holding company in Ireland, which we expect will play an important role in the development, manufacturing, distribution and approval of a wide variety of drugs with an emphasis on high potency products. We also own a specialty active pharmaceutical ingredients (“APIs”) manufacturer in Israel, which we expect will facilitate the development of our pipeline of molecules and compounds for our proprietary molecular diagnostic and therapeutic products.
We have a highly experienced management team. Based on their experience in the industry, we believe that our management team has extensive development, regulatory and commercialization expertise and relationships that provide access to commercial opportunities.
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
In addition, we expect to leverage the BioReference business and infrastructure to drive rapid and widespread uptake of our diagnostic products, including the 4Kscore test. We also intend to leverage the genetic and genomic data generated and accumulated through BioReference’s genetic sequencing laboratory to enhance drug discovery and clinical trial programs.
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
We currently manage our operations in two reportable segments: diagnostics and pharmaceuticals. The pharmaceutical segment consists of the pharmaceutical operations we operate in Chile, Mexico, Ireland, Israel and Spain and our pharmaceutical research and development operations. The diagnostics segment primarily consists of the clinical laboratory operations we acquired through the acquisition of BioReference in 2015 and our point-of-care operations. There are no significant inter-segment sales. We evaluate the performance of each segment based on operating profit or loss. There is no inter-segment allocation of interest expense and income taxes. Refer to Note 17 for financial information about the segments and geographic areas.
CURRENT PRODUCTS AND SERVICES AND RELATED MARKETS
Diagnostics
BioReference Laboratories
Through BioReference, the third largest full service clinical laboratory in the U. S., we offer comprehensive laboratory testing services utilized by healthcare providers in the detection, diagnosis, evaluation, monitoring, and treatment of diseases, including esoteric testing, molecular diagnostics, anatomical pathology, genetics, women’s health and correctional healthcare. We market and sell these services to physician offices, clinics, hospitals, employers and governmental units nationally, with the largest concentration of business in the larger metropolitan areas across New York, New Jersey, Florida, Texas, Maryland, California, Pennsylvania, Delaware, Washington DC, Illinois and Massachusetts.
BioReference has an almost 300-person sales and marketing team and operates a network of approximately 200 patient service centers.
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

•
Laboratorio Buena Salud. National testing laboratory dedicated to serving the Spanish-speaking population in the U. S., where all business is conducted in Spanish including patient and physician interaction.

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
BioReference provides us with a significant diagnostics commercial infrastructure for marketing and sales that reached almost 11 million patients in 2018. In addition, its large team of managed care experts complement our efforts to ensure that payors recognize the value of our diagnostic and laboratory tests for reimbursement purposes. We continue to leverage the national marketing, sales and distribution resources of BioReference, along with its almost 300-person sales and marketing team, to enhance sales of and reimbursement for our 4Kscore test, a laboratory developed blood test that provides a personalized risk score for aggressive prostate cancer. We plan to leverage the BioReference commercial infrastructure and capabilities, as well as its extensive relationships with payors, to commercialize OPKO’s other diagnostic products under development.
4Kscore Test
We offer the 4Kscore test through our BioReference laboratory located in Elmwood Park, New Jersey. We began selling the 4Kscore test in the U.S. in March 2014 and in Europe and Mexico in September 2014 and January 2015, respectively. The 4Kscore test is a laboratory developed test that measures the blood plasma levels of four different prostate-derived kallikrein proteins: Total PSA, Free PSA, Intact PSA and Human Kallikrein-2 (“hK2”). These biomarkers are then combined with a patient’s age, Digital Rectal Exam (“DRE”) status (nodule / no nodule), and prior negative biopsy status (yes / no) using a proprietary algorithm to calculate the risk (probability) of finding a Gleason Score 7 or higher prostate cancer. The four kallikrein panel of biomarkers utilized in the 4Kscore test is based on decades of research conducted by scientists at Memorial Sloan-Kettering Cancer Center and leading European institutions. Investigators at the Lund University, Sweden, University of Turku, Finland and Memorial Sloan Kettering Cancer Center, New York, have also demonstrated that the 4Kscore test can risk stratify the 20-year risk for development of prostate metastases and mortality in men who present at age 50 or 60 years old with an elevated PSA.
The 4Kscore test was developed by OPKO and validated in two prospective, blinded studies of 1,012 and 366 men, respectively. The first study was done in collaboration with 26 urology centers across the U.S. and the second study was conducted at eight VA centers in the U.S. with a predominantly African American cohort. African Americans are 1.7 times more likely to be diagnosed with prostate cancer than Caucasian men and 2.2 times more likely to die from the disease. Results showed that the 4Kscore test was highly accurate for predicting the presence of high-grade cancer (Gleason score 7 or higher) prior to prostate biopsy, regardless of race. The full data from the blinded, prospective U.S. clinical validation studies have been published in peer reviewed medical journals.
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

A separate clinical utility study indicated that the 4Kscore test led to 64.6% fewer biopsies. The study, “The 4Kscore® Test Reduces Prostate Biopsy Rates in Community and Academic Urology Practices”, was published in a peer reviewed medical journal. The study, which included 611 patients seen by 35 academic and community urologists across the U.S., evaluated the influence of the 4Kscore test on urologist- patient decisions about whether to perform a biopsy in men who had an abnormal PSA and or DRE result. Test results for patients were stratified into low risk (< 7.5%), intermediate risk (7.5%-19.9%) and high risk (³20%) for developing aggressive prostate cancer. Nearly half (49.3%) of the men were categorized as low risk; 25.7% and 25.0% fell into the intermediate-risk and high-risk categories, respectively. Notably, the 4Kscore test results influenced biopsy decisions in 88.7% of the men. In the three risk groups, a biopsy was avoided in 94.0%, 52.9% and 19.0% of men in the low, intermediate and high-risk categories, respectively.
The National Comprehensive Cancer Network (“NCCN”) included the 4Kscore test as a recommended test in their 2015, 2016, 2017 and 2018 Guidelines for Prostate Cancer Early Detection. The panel making this recommendation concluded that the 4Kscore test is indicated for use prior to a first prostate biopsy, or after a negative biopsy, to assist patients and physicians in further defining the probability of high-grade cancer. In addition, the European Association of Urology (“EAU”) Prostate Cancer Guidelines Panel included the 4Kscore test in the 2018 EAU Guidelines for Prostate Cancer, concluding that the 4Kscore, as a blood test with greater specificity over the PSA test, is indicated for use prior to a first prostate biopsy or after a negative biopsy to assist patients and physicians in further defining the probability of high-grade cancer.
We have and will continue to commit substantial efforts to obtaining broad reimbursement coverage for the 4Kscore test. The 4Kscore test has been granted a Category I CPT® code by the AMA (CPT Code 81539). A CPT code is used by insurance companies and government payors to describe health care services and procedures. A Category I CPT code is critical to facilitate reimbursement in government programs such as Medicare and Medicaid, as well as private insurance programs. We have obtained a positive coverage decision from at least one national private payor and pricing agreements from several regional payors.
Novitas Solutions, the local Medicare Administrative Contractor (“MAC”) for our laboratory in New Jersey, issued a proposed non-coverage policy for the 4Kscore test in May 2018 subject to a public comment period ending July 5, 2018. We made oral presentations at a Novitas open meeting and submitted substantial evidence and data to address the comments raised in the draft non-coverage determination. In January 2019, Novitas issued a notice of a future non-coverage determination for the 4KScore test to be effective March 20, 2019. We are evaluating options to appeal the decision and undertake other steps with the Center for Medicare and Medicaid Services (“CMS”) in an effort to have this determination rescinded or reversed. We are also developing a strategy to obtain FDA approval for the 4Kscore test, among other efforts, to assist in securing broad reimbursement coverage.
Point-of-Care Diagnostics
OPKO Diagnostics, LLC (“OPKO Diagnostics”), formerly Claros Diagnostics, Inc., has developed a novel diagnostic instrument system to provide rapid, high performance blood test results in the point-of-care setting. The technology only requires a finger stick drop of blood introduced into the test cassette that can then run a quantitative test. The instrument performs the tests on a disposable, one time usable cassette that is a microfluidics-based diagnostic test system. The credit card-sized test cassette works with a sophisticated desktop analyzer to provide high performance quantitative blood test results within minutes and permits the transition of complex immunoassays from the centralized reference laboratory to the physician’s office, hospital nurses station, or other decentralized location.
We completed multiple in vitro analytical validation and field use tests for the PSA test in mid-2017 and filed the pre-marketing authorization (“PMA”) for the Claros Analyzer and Sangia Total PSA Test with the FDA in November 2017. The key clinical study with patients who were suspicious for prostate cancer found that the Sangia Total PSA test improved the sensitivity of a digital rectal exam (“DRE”) to 91%, detecting 2.9 times the prostate cancers compared to DRE alone.
The FDA approved the PMA for the Sangia Total PSA Test using the Claros Analyzer in January 2019. We also intend to commence a clinical trial of a testosterone diagnostic test for our point-of-care system. We are evaluating commercialization strategies for the Claros system, including expansion of the test menu prior to commercialization.
We are presently working to add additional tests for our point-of-care system, and we believe that there are many more applications for the technology, including infectious disease, cardiology, women’s health and companion diagnostics.
Pharmaceutical Business
We currently have one commercial stage pharmaceutical product and several pharmaceutical compounds and technologies in various stages of research and development for a broad range of indications and conditions, including the following:

Renal Products
We launched Rayaldee, our lead renal product, in the U.S. market in November 2016. In June 2016, the FDA approved Rayaldee extended release capsules for the treatment of secondary hyperparathyroidism (“SHPT”) in adults with stage 3 or 4 chronic kidney disease (“CKD”) and vitamin D insufficiency, defined as serum total 25-hydroxyvitamin D levels less than 30 ng/mL. Rayaldee is a patented extended release product containing 30 mcg of a prohormone called calcifediol (25-hydroxyvitamin D3).
We have a 79-person highly specialized sales, marketing and market access team dedicated to the launch and commercialization of Rayaldee as of December 31, 2018. As compared to the fourth quarter of 2017 and the third quarter of 2018, total Rayaldee prescriptions increased approximately 141% and 17%, respectively, in the fourth quarter of 2018. Efforts are underway to obtain broader commercial and Part D insurance coverage for Rayaldee. We have already contracted for commercial and Part D coverage for more than seventy percent (70%) of U.S. covered lives as of the end of 2018.
In connection with the launch of Rayaldee, we have also engaged in a comprehensive ongoing market education campaign highlighting the unmet need in treating SHPT, including by leveraging key opinion leaders in community outreach programs such as speakers’ bureaus and patient advocacy programs.
In May 2016, we entered into a collaboration with Vifor Fresenius Medical Care Renal Pharma (“VFMCRP”) for the development and commercialization of Rayaldee in Europe, Canada, Mexico, Australia, South Korea and certain other international markets for the treatment of SHPT in patients with stage 3, 4 or 5 CKD and vitamin D insufficiency. Under the terms of the agreement, OPKO received an upfront payment of $50 million. We also received a $2 million payment triggered by the marketing approval of Rayaldee in Canada and will receive up to $230 million in additional regulatory and sales-based milestones. In addition, VFMCRP will pay OPKO tiered, double digit royalties on sales of the product at percentage rates that range from the mid-teens to the mid-twenties or a minimum royalty, whichever is greater, upon commencement of sales of the product. OPKO and VFMCRP are also collaborating to develop and commercialize a new dosage form of Rayaldee for the treatment of SHPT in hemodialysis patients. OPKO granted VFMCRP an option to acquire rights to this dosage form for the U.S. market; if exercised, OPKO will receive up to $555 million in additional milestones and double digit royalties.
On October 12, 2017, we entered into a Development and License Agreement (the “JT Agreement”) with Japan Tobacco Inc. (“JT”) granting JT the exclusive rights for the development and commercialization of Rayaldee in Japan (the “JT Territory”). The license grant to JT covers the therapeutic and preventative use of the product for (i) SHPT in non-dialysis and dialysis patients with CKD, (ii) rickets and (iii) osteomalacia, as well as such additional indications as may be added to the scope of the license subject to the terms of the JT Agreement. Under the terms of the JT Agreement, OPKO received an initial upfront payment of $6 million and received another $6 million milestone payment triggered by the initiation of OPKO’s U.S. phase 2 study with Rayaldee in dialysis patients. OPKO is also eligible to receive up to an additional aggregate amount of $31 million upon the achievement of certain regulatory and development milestones by JT for Rayaldee in the JT Territory, and $75 million upon the achievement of certain sales based milestones by JT in the JT Territory. OPKO will also receive tiered, double digit royalty payments at rates ranging from low double digits to mid-teens on net product sales within the JT Territory. JT will, at its sole cost and expense, be responsible for performing all development activities necessary to obtain all regulatory approvals for Rayaldee in Japan and for all commercial activities pertaining to Rayaldee in Japan, except for certain preclinical expenses which OPKO has agreed to reimburse JT up to a capped amount.
The FDA approval of Rayaldee was supported by successful results from two identical randomized, double-blind, placebo-controlled, multi-site phase 3 studies which established the safety and efficacy of Rayaldee as a new treatment for SHPT in adults with stage 3 or 4 CKD and vitamin D insufficiency.
Vitamin D insufficiency arises in CKD due to the abnormal upregulation of CYP24A1, an enzyme that destroys vitamin D and its metabolites, and from many other causes as well.
Studies in CKD patients have demonstrated that currently available over-the-counter and prescription vitamin D supplements cannot reliably raise blood vitamin D prohormone levels and effectively treat SHPT, a condition commonly associated with CKD in which the parathyroid glands secrete excessive amounts of PTH. Prolonged elevation of blood PTH causes excessive calcium and phosphorus to be released from bone, leading to elevated serum calcium and phosphorus levels, softening of the bones (osteomalacia) and calcification of vascular and renal tissues. SHPT affects 40-82% of patients with stage 3 or 4 CKD and approximately 95% of patients with stage 5 CKD.
The completed phase 3 trials for Rayaldee successfully met all primary efficacy and safety endpoints. The primary efficacy endpoint was a responder analysis in which “responder” was defined as any treated subject who demonstrated an average decrease in PTH of at least 30% from pre-treatment baseline during the last six weeks of the 26-week treatment period. A significantly higher response rate was observed with Rayaldee compared to placebo treatment in both trials and safety and tolerability data were comparable in both treatment groups. The PTH-lowering response rates with Rayaldee were similar in both stage 3 and 4 CKD. Patients completing the two pivotal trials were treated, at their election, for an additional six months with Rayaldee during an open-label extension study. Data from the extension study indicated that the PTH lowering response rate steadily increased with duration of Rayaldee treatment without deterioration in safety profile.
We also are developing Rayaldee for other indications, including for SHPT in patients with vitamin D insufficiency and stage 5 CKD requiring regular hemodialysis. A phase 2 study of a higher dose product commenced in this patient population during the third quarter of 2018. We expect to receive data from the study in the second half of 2020.
In August 2014, we also announced the submission of an Investigational New Drug Application (“IND”) to the FDA to evaluate Rayaldee as an adjunctive therapy for the prevention of skeletal-related events in patients with bone metastases undergoing anti-resorptive therapy. We commenced a phase 1 dose escalation study in the fourth quarter of 2014 in breast and prostate cancer patients with bone metastases who were receiving anti-resorptive therapy. The study, which has been completed, was designed to evaluate safety, markers of vitamin D and mineral metabolism and tumor progression. We are currently collecting the final data and will shortly complete a final analysis of the study.
We filed an IND for Rayaldee in January 2019 for the treatment of SHPT arising from vitamin D insufficiency in patients who have undergone bariatric surgery. We intend to commence a phase 2 study in this population in the first half of 2019.
Another renal product in our development pipeline, Alpharen (Fermagate Tablets), is a new and potent non-absorbed phosphate binder to treat hyperphosphatemia in stage 5 CKD patients requiring regular hemodialysis. Alpharen (Fermagate Tablets) has been shown to be safe and effective in treating hyperphosphatemia in phase 2 and 3 trials in stage 5 CKD patients undergoing chronic hemodialysis. Hyperphosphatemia, or elevated serum phosphorus, is common in dialysis patients and tightly linked to the progression of SHPT and vascular calcification, both of which drive morbidity and mortality. The kidneys provide the primary route of excretion for excess phosphorus absorbed from ingested food. As kidney function worsens, serum phosphorus levels increase and directly stimulate PTH secretion. Stage 5 CKD patients requiring dialysis must reduce their dietary phosphate intake and usually require regular treatment with orally administered phosphate binding agents to lower serum phosphorus to meet the recommendations of the Kidney Disease Improving Global Outcomes (“KDIGO”) Clinical Practice Guidelines that elevated serum phosphorus levels should be lowered. Hyperphosphatemia contributes to soft tissue mineralization and affects approximately 90% of dialysis patients. Dialysis patients require ongoing phosphate binder treatment to maintain controlled serum phosphorus levels. An additional phase 3 clinical trial is required to support marketing approvals for Alpharen in North America and in Europe, and the Company is evaluating development opportunities.
We believe the CKD patient population is large and growing as a result of obesity, hypertension and diabetes; therefore this patient population represents a significant global market opportunity. According to the National Kidney Foundation, CKD afflicts over 40 million people in the U.S., including more than 21 million patients with stage 3 or 4 CKD. In stage 5 CKD, kidney function is minimal to absent and most patients require regular dialysis or a kidney transplant for survival. An estimated 71-97% of CKD patients have vitamin D insufficiency which can lead to SHPT and its debilitating consequences. CKD continues to be associated with poor outcomes, reflecting the inadequacies of the current standard of care.
Vitamin D insufficiency, hyperphosphatemia and SHPT, when inadequately treated, are major contributors to poor CKD outcomes. We intend to develop and commercialize Rayaldee and other renal products to constitute part of the foundation for a new and markedly improved standard of care for CKD patients having SHPT and other renal products.
SARM
Through the acquisition of Transition Therapeutics, a Toronto-based biotechnology company, we acquired OPK88004, an orally administered selective androgen receptor modulator (SARM) which we have been developing for the treatment of Benign Prostatic Hypertrophy (BPH) and other urologic and metabolic conditions. The selective and antagonistic properties of OPK88004 on the prostate appear to be well suited to potentially reduce prostate hyperplasia and volume, as well as provide anabolic therapeutic benefits such as increased lean body mass and physical function, and decreased fat mass in specific patient populations. We believe that SARMs hold considerable promise as a new class of anabolic therapies for a variety of clinical indications, such as frailty and functional limitations associated with aging and chronic illnesses, cancer and osteoporosis.
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
An additional phase 2b study to determine the optimal dose to treat patients with BPH commenced in November 2017 and we completed enrollment and randomized 114 patients in the U.S. in December 2018. The main focus of the study is to determine the optimal dose of OPK88004 that will reduce prostate volume and PSA levels, and increase anabolic effects such as lean body and decreased fat mass in BPH patients. As previously reported, blinded data from the phase 2b study have shown significant variability in the measurement of prostate volume, rendering the assessment of prostate volume from treatment impractical. Additionally, a small number of subjects have shown increased liver enzymes. We have suspended the current trial but continue to analyze data relating to the study’s other primary endpoint, the effect of OPK88004 on serum PSA levels, and the secondary endpoints, changes in lean body mass and fat mass. The results of this data analysis are expected in the second quarter of 2019. Additional indications including treatment of symptoms associated with androgen deprivation therapy in prostate cancer patients and low testosterone levels, muscle weakness and general frailty in kidney dialysis patients are being planned.
Oxyntomodulin
Our internal product development program is also currently focused on developing a once weekly administered oxyntomodulin for type 2 diabetes and obesity. Our most advanced oxyntomodulin product candidate, OPK88003, a once-weekly administered peptide for the treatment of type 2 diabetes and associated obesity, is a dual agonist of the Glucagon-Like Peptide-1 (GLP-1) and glucagon receptors. The receptors play an integral role in regulating appetite, food intake, satiety and energy utilization in the body. Stimulating both of the receptors, OPK88003 has the potential to regulate blood glucose.
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
We have evaluated OPK88003 in a dose escalation phase 2b trial in 110 type 2 diabetics where patients have been treated with a dose escalation regimen over 3 months intended to optimize dose levels, and increase body weight loss and reduce the adverse event profile, such as nausea and vomiting. The patients were treated for a total of 30 weeks in the study. We have completed the study and expect to have topline data from the study in March 2019. The key primary endpoint will be HbA1c and secondary endpoints such as weight loss, lipid profile and safety will also be analyzed.
We believe oxyntomodulin has potential to be a safe, long term therapy for obesity and diabetes type II patients, representing significant market opportunities. More than 380 million are living with diabetes worldwide, of which approximately 90% have type II diabetes. According to the World Health Organization, there are more than 500 million severely overweight or obese people.
Biologics
Our biologics business focuses on developing and commercializing longer-acting proprietary versions of already approved therapeutic proteins. One of our innovative platform technologies uses a short, naturally-occurring amino acid sequence, carboxl terminal peptide (“CTP”) which has the effect of slowing the removal from the body of the therapeutic protein to which it is attached. This CTP can be readily attached to a wide array of existing therapeutic proteins, stabilizing the therapeutic protein in the bloodstream and extending its life span without additional toxicity or loss of desired biological activity. We are using the CTP technology to develop new, proprietary versions of certain existing therapeutic proteins that have longer life spans than therapeutic proteins without CTP. We believe that our products will have greatly improved therapeutic profiles and distinct market advantages.
hGH-CTP
Our lead product candidate utilizing CTP, hGH-CTP, is a recombinant human growth hormone product under development for the treatment of growth hormone deficiency (“GHD”), which is a pituitary disorder resulting in short stature in children and other physical ailments in both children and adults.
In December 2014, we entered into an exclusive worldwide agreement with Pfizer for the development and commercialization of hGH-CTP for the treatment of GHD in adults (“Adult GHD”) and in children (“Pediatric GHD”), as well as for the treatment of growth failure in children born small for gestational age (“SGA”). In connection with the transaction, we granted Pfizer an exclusive license to commercialize hGH-CTP worldwide, and we received non-refundable and non-creditable upfront payments of $295 million and are eligible to receive up to an additional $275 million upon the achievement of certain regulatory milestones. In addition, we are eligible to receive initial tiered royalty payments associated with the commercialization of hGH-CTP for Adult GHD with percentage rates ranging from the high teens to mid-twenties. Upon the launch of hGH-CTP for Pediatric GHD in certain major markets, the royalties will transition to regional, tiered gross profit sharing for both hGH-CTP and Pfizer’s Genotropin®.
Pursuant to our agreement with Pfizer, we agreed to lead the clinical development activities for the hGH-CTP program and are responsible for funding the development programs for the key indications, including Adult and Pediatric GHD and Pediatric SGA. Pfizer agreed to be responsible for all development costs for additional indications as well as all post-marketing studies. In addition, Pfizer agreed to fund the commercialization activities for all indications and lead the manufacturing activities covered by the global development plan. The agreement obligated us to fund development up to an agreed cap. We have exceeded the development cap and if we are unable to reach an agreement with Pfizer regarding cost sharing for the overruns, as well as other obligations, including development obligations, it could have a material adverse impact on the expected benefits of the Pfizer transaction.
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
Our phase 3 trial of hGH-CTP in pediatric patients was initiated in December 2016 and patient enrollment was completed in August 2018. The global study is a 225-patient study in Pediatric GHD patients designed to evaluate weekly treatment with hGH-CTP versus daily injections of Genotropin. The hGH-CTP is delivered in a pen device in this multi-regional study in over 21 countries. The GHD subjects will be treated weekly for 12 months. We expect to perform top-line data analysis from the study in the fourth quarter of 2019. In addition to the phase 3 pediatric study, we have continued without interruption our ongoing phase 2 pediatric open label extension study for hGH-CTP. The phase 2 pediatric patients have been treated with hGH-CTP for over four years, and some patients for over five years. We have switched all of the pediatric patients in this study to the disposable pen device. We have also initiated a 44-patient study in Pediatric GHD patients in Japan which has completed enrollment. hGH-CTP has orphan drug designation in the U.S. and Europe for both adults and children with GHD.
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
•97% of hGH-CTP vs 6% of placebo group showed IGF-1 normalization; and
•The safety profile of hGH-CTP is consistent with that observed with those treated with daily growth hormone
Although there was no statistically significant difference between hGH-CTP and placebo on the primary endpoint of change in trunk fat mass from baseline to 26 weeks, after unblinding the study, we identified an exceptional value of trunk fat mass reduction in the placebo group that may have affected the primary outcome. We have completed post-hoc sensitivity analyses to evaluate the influence of outliers on the primary endpoint results using multiple statistical approaches. Analyses that excluded outliers showed a statistically significant difference between hGH-CTP and placebo on the change in trunk fat mass. Additional analyses that did not exclude outliers showed mixed results. Following completion of the analyses, OPKO and Pfizer have agreed that OPKO may communicate with the FDA regarding a potential biologics license application (“BLA”) submission.
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

We have conducted a phase 1/2a dose escalation study and a phase 1 dose escalating subcutaneous study in healthy volunteers to determine safety of our long acting Factor VIIa-CTP for the treatment of bleeding episodes in hemophilia A or B patients with inhibitors to Factor VIII or Factor IX. These two studies are completed, and data assessment is ongoing. Further regulatory and development strategies will be planned.
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
Oligonucleotide Therapeutics
OPKO CURNA, LLC (“CURNA”), previously CURNA Inc., is engaged in the discovery of new drugs for the treatment of a wide variety of illnesses, including cancer, heart disease, metabolic disorders and a range of genetic anomalies. CURNA’s platform technology utilizes a short, single strand oligonucleotide and is based on the up-regulation of protein production through interference with non-coding RNA’s or natural antisense. This strategy contrasts with established approaches which down-regulate protein production. CURNA has designed a novel type of therapeutic modality, termed AntagoNAT, and has initially demonstrated this approach for up-regulation of several therapeutically relevant proteins in in vitro and animal models.
CURNA has identified and developed potential active compounds which increase the production of over 80 key proteins involved in a large number of individual diseases. We have ongoing pre-clinical studies for several of these compounds. A lead compound has been identified for the treatment of Dravet Syndrome. Orphan disease designations are granted by FDA and EMA.
NK-1 Program
We acquired rolapitant and other neurokinin-1 (“NK-1”) assets from Merck & Co. In December 2010, we exclusively out-licensed the development, manufacture and commercialization of our lead NK-1 candidate, VARUBI™ (rolapitant), to TESARO, Inc. (“TESARO”). VARUBI™, a potent and selective competitive antagonist of the NK-1 receptor, had successfully completed clinical testing for prevention of chemotherapy induced nausea and vomiting (“CINV”) and post-operative induced nausea and vomiting. TESARO’s NDA for oral VARUBI™ was approved by the FDA in September 2015, and in November 2015, TESARO commenced the commercial launch of oral VARUBI™ in the U.S. TESARO’s IV formulation of VARUBI™ was approved by the FDA in October 2017 and commercial sales commenced in November 2017. In January 2018, the package insert for VARUBI™ was updated to include mention of new adverse effects, including anaphylaxis, anaphylactic shock and other serious hypersensitivity reactions which were reported following its introduction to the market in November 2017. In late February 2018, TESARO announced it would suspend distribution of VARUBI™ IV, but would continue to support the oral product.
Under the terms of the license, we received a $6.0 million upfront payment from TESARO and we received $30.0 million of milestone payments upon achievement of certain regulatory and commercial sale milestones. We are eligible to receive additional commercial milestone payments of up to $85.0 million if specified levels of annual net sales are achieved. TESARO is also obligated to pay us tiered royalties on annual net sales achieved in the U.S. and Europe at percentage rates that range from the low double digits to the low twenties, and outside of the U.S. and Europe at low double-digit percentage rates. TESARO assumed responsibility for clinical development and commercialization of licensed products at its expense. Under the agreement, we will continue to receive royalties on a county-by-country and product-by-product basis until the later of the date that all of the patents rights licensed from us and covering rolapitant expire, are invalidated or are not enforceable, and 12 years from the date of the first commercial sale of the product.
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

In June 2018, TESARO assigned its rights and obligations under the agreement to TerSera Therapeutics LLC (“TerSera”) pursuant to an asset purchase agreement. Under the asset purchase agreement, TerSera is responsible for VARUBI in the U.S.and Canada and TESARO can continue to commercialize VARUBY® in Europe and the rest of the world though a sublicense with TerSera.
Commercial Operations
We also intend to continue to leverage our global commercialization expertise to pursue acquisitions of commercial businesses that will both drive our growth and provide geographically diverse sales and distribution opportunities. During 2015, we acquired EirGen Pharma Ltd. (“EirGen”), a specialty pharmaceutical company based in Ireland. EirGen is focused on the development and commercial supply of high potency, high barrier to entry, pharmaceutical products. Through its facility in Waterford, Ireland, EirGen currently manufactures high potency pharmaceutical products and exports to over 50 countries. High potency drugs such as those used for cancer chemotherapy are typically unsuitable for manufacture in normal multi-product facilities due to cross contamination risks.
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
OPKO Health Europe (previously Farmadiet Group Holding, S.L.) operates primarily in Spain and has more than 20 years of experience in the development, manufacture, marketing and sale of pharmaceutical, nutraceutical and veterinary products in Europe.
OPKO Mexico (previously Pharmacos Exakta S.A. de C.V.), is engaged in the manufacture, marketing, sale and distribution of ophthalmic and other pharmaceutical products to private and public customers in Mexico. OPKO Mexico is commercializing food supplements and over the counter products, and manufactures and sells products primarily in the generics market in Mexico, although it also has some proprietary products as well.
OPKO Chile (previously Pharma Genexx, S.A.) markets, sells and distributes pharmaceutical products to the private, hospital, pharmacy and public institutional markets in Chile for a wide range of indications, including, cardiovascular products, vaccines, antibiotics, gastro- intestinal products and hormones, among others. ALS Distribuidora Limitada (“ALS”) is engaged in the business of importation, commercialization and distribution of pharmaceutical products for private markets in Chile. ALS started operations in 2009 as the exclusive product distributor of Arama Laboratorios y Compañía Limitada (“Arama”), a company with more than 20 years of experience in the pharmaceutical products market. In connection with the acquisition of ALS, OPKO acquired all of the product registrations and trademarks previously owned by Arama, as well as the Arama name. We distribute food supplements and over the counter products through Arama.
Strategic Investments
We have and may continue to make investments in other early stage companies that we perceive to have valuable proprietary technology and significant potential to create value for OPKO as a shareholder.
RESEARCH AND DEVELOPMENT EXPENSES
During the years ended December 31, 2018, 2017, and 2016, we incurred $125.6 million, $126.4 million, and $113.9 million, respectively, of research and development expenses related to our various product candidates. During the years ended December 31, 2018, 2017, and 2016, our research and development expenses primarily consisted of hGH-CTP and Rayaldee development programs, including expenses related to the development of hGH-CTP and phase 3 clinical trials for Rayaldee.
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
We own or license-in thousands of U.S. and foreign patents and applications for our products, product candidates and our outlicensed product candidates. These patents cover pharmaceuticals, diagnostics and other products and their uses, pharmaceutical and diagnostic compositions and formulations and product manufacturing processes. Our patents are filed in various locations worldwide as is appropriate to the particular patent and its use.
Rayaldee
We have multiple U.S. patent families relating to Rayaldee. These patents are also filed in multiple countries worldwide. One patent family claims a sustained release oral dosage formulation and a method of treating 25-hydroxyvitamin D insufficiency or deficiency and will not expire until at least February 2027. A second patent family claims a method of administering 25-hydroxyvitamin D3 by controlled release, a formulation for controlled release of a vitamin D compound, a controlled release oral dosage formulation of a vitamin D compound and a method of treatment, and will not expire until at least April 2028. We also have additional patents and patent applications pending relating to the sustained release formulation and its use which will expire in 2034 and have licensed patents covering the capsule shell. The patents issued in the U.S. covering Rayaldee are listed in the Approved Drug Products with Therapeutic Equivalence Evaluations, or the Orange Book. OPKO and/or its affiliates have entered into two exclusive license agreements with respect to Rayaldee patents in certain territories outside of North America with VFMCRP (Europe plus) and JT (Japan).
Rolapitant
The rolapitant line of patents, exclusively licensed to TESARO and TerSera includes multiple patent families that cover anti-nausea treatment for chemotherapy patients. These U.S. patents are also filed and granted in many countries around the world. One patent family covers the chemical composition of rolapitant and related compounds and expires in December 2023 (with the patent term adjustment). A patent term extension request was submitted to the USPTO in October 2015 to obtain an additional 1,716 days which will, upon approval, extend the rolapitant compound patent expiration date to August 2028.The second patent family covers pharmaceutical formulations, including a capsule formulation with a related method of use and expires in April of 2027. The third patent family covers particular aspects of the chemical composition of rolapitant as well as certain methods of treating delayed onset nausea and expires in April 2027. The fourth patent family covers a powdered pharmaceutical composition of a crystalline salt of rolapitant and expires in March 2028. The current line of rolapitant patents are approved for oral treatment. Patents and applications directed towards the IV formulation of rolapitant are granted and/or currently pending in multiple jurisdictions.
hGH-CTP
The hGH-CTP line of patents, which is currently licensed to Pfizer, Inc., includes two main patent families that cover modified human grown hormone treatment. These U.S. patents are also filed in multiple countries around the world. One patent family covers certain CTP modified hGH polypeptides relating to growth hormones and their method of use and expires in February of 2027 (with the exception of two U.S. patents, namely US 8304386 and US 8097435, which expire in January 2028 and April 2027, respectively, due to Patent Term Adjustment for each). The second patent family covers cytokine-based polypeptides relating to human growth hormone treatment and expires in 2027. In addition to the CTP patents and applications licensed to Pfizer, OPKO has multiple patent families covering similar biologicals with patents and applications pending in the U.S. and internationally.
OPK88003 and OPK88004
In 2016, we acquired Transition Therapeutics, Inc. which is developing multiple drug candidates that include OPK88003 (a long acting oxyntomodulin) and OPK88004 (a selective androgen receptor modulator (SARM)), each of which are licensed from Eli Lilly and have granted patents worldwide covering the compounds and their use in their respective indications. U.S. Pat. No. 8367607 covers OPK88003 and expires in December 2030, without extension. U.S. Pat. No. 7968587 covers OPK88004 and expires, without extension, in November 2027. In addition to the molecule patent covering the selective androgen receptor modulator, Transition Therapeutics exclusively licensed a method of use patent family covering its use in treating androgen deprivation therapy associated symptoms. These patents expire in 2035. In addition, Transition and its affiliates have patented compounds (scyllo-inositol) for the treatment of Alzheimer’s disease. The patents are pending or granted in many countries of the world. We and/or our affiliates will seek all available patent term extensions for our product candidates and products.
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
LICENSES AND COLLABORATIVE RELATIONSHIPS
Our strategy is to develop a portfolio of product candidates through a combination of internal development, acquisition, and external partnerships. Collaborations are key to our strategy and we continue to build relationships and forge partnerships in various areas where unmet medical need and commercial opportunities exist. In October 2017, we entered into a license and development agreement with JT for the development and commercialization of Rayaldee in Japan for the treatment of SHPT in non-dialysis and dialysis patients with CKD. In May 2016, we entered into a license and collaboration with VFMCRP for the development and commercialization of Rayaldee in Europe, Canada, Mexico, Australia, South Korea and certain other international markets for the treatment of SHPT in patients with CKD and vitamin D insufficiency. In December 2014, we entered into an exclusive agreement with Pfizer for the development and commercialization of our long-acting hGH-CTP for the treatment of GHD in adults and children, as well as for the treatment of growth failure in children born small for gestational age. Previously, we (or entities we have acquired) have completed strategic licensing transactions with the President and Fellows of Harvard College, Academia Sinica, The Scripps Research Institute, TESARO, INEOS Healthcare, and Arctic Partners, among others.
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
We are commercializing our 4Kscore product in the U.S., Europe and Mexico in a laboratory setting and seek to capitalize on near-term commercialization opportunities for our proprietary diagnostic point-of-care system by transitioning laboratory-based tests, including the PSA, and testosterone and other tests to our point-of-care system. We expect to leverage BioReference’s national marketing, sales and distribution resources, along with its almost 300-person sales and marketing team to support commercialization of the 4Kscore and other diagnostic products. Competitors to our diagnostics business are many and include major diagnostic companies, molecular diagnostic firms, universities, and research institutions.
Pricing and reimbursement coverage positions, including the recent future non-coverage determination by Novitas, could substantially impact the competitiveness of the 4Kscore test and our other diagnostic products. See “Risk Factors - If the 4Kscore test is not covered and eligible for reimbursement from government and third party payors, we may not be able to generate significant revenue for the product.”
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
Clinical Laboratory Operations

Our clinical laboratory operations are subject to regulations, which are designed to ensure the quality and reliability of clinical laboratories by mandating specific standards in the areas of personnel qualifications, administration and participation in proficiency testing, patient test management, quality control, quality assurance and inspections. Laboratories must undergo on-site surveys at least every two years, which may be conducted by CMS under the Federal Clinical Laboratory Improvement Amendments (“CLIA”) program or by a private CMS approved accrediting agency. The sanction for failure to comply with CLIA requirements may be suspension, revocation or limitation of a laboratory’s CLIA certificate, which is necessary to conduct business, as well as significant fines and/or criminal penalties. We are also subject to regulation of laboratory operations under state clinical laboratory laws. State clinical laboratory laws may require that laboratories and/or laboratory personnel meet certain qualifications, specify certain quality controls or require maintenance of certain records. Certain states, such as New York, California, Maryland, Pennsylvania, and Rhode Island, each require that we obtain licenses to test specimens from patients residing in those states and additional states may require similar licenses in the future. Only Washington and New York State are exempt under CLIA, as these states have established laboratory quality standards at least as stringent as CLIA’s. Potential sanctions for violation of these statutes and regulations include significant fines and the suspension or loss of various licenses, certificates and authorizations.
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
After completion of clinical trials of a new drug product, FDA and foreign regulatory authority marketing approval must be obtained. Assuming that the clinical data support the product’s safety and effectiveness for its intended use, a Biologics License Application (BLA) or an NDA is submitted to the FDA for its review. Since the early 1990s, the FDA has managed a user fee program whereby sponsors of drug applications pay a fee to the agency and the agency commits to meeting a series of performance goals designed to reduce drug review times. Generally, it takes one to three years to obtain approval. If questions arise during the FDA review process, approval may take a significantly longer period of time. The testing and approval processes require substantial time and effort and we may not receive approval on a timely basis, if at all, or the approval that we receive may be for a narrower indication than we had originally sought, potentially undermining the commercial viability of the product. Even if regulatory approvals are obtained, a marketed product is subject to continual review, and later discovery of previously unknown problems or failure to comply with the applicable regulatory requirements may result in restrictions on the marketing of a product or withdrawal of the product from the market as well as possible civil or criminal sanctions. For marketing outside the U.S., we also will be subject to foreign regulatory requirements governing human clinical trials and marketing approval for pharmaceutical products. The requirements governing the conduct of clinical trials, product licensing, pricing, and reimbursement vary widely from country to country.
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
The levels of revenues and profitability of biopharmaceutical companies may be affected by the continuing efforts of government and third party payors to contain or reduce the costs of health care through various means. For example, in certain foreign markets, pricing or profitability of therapeutic and other pharmaceutical products is subject to governmental control. In the U.S., there have been, and we expect that there will continue to be, a number of federal and state proposals to implement similar governmental control. In addition, in the U.S. and elsewhere, sales of therapeutic and other pharmaceutical products are dependent in part on the availability and adequacy of reimbursement from third party payors, such as the government or private insurance plans. Third party payors are increasingly challenging established prices, and new products that are more expensive than existing treatments may have difficulty finding ready acceptance unless there is a clear therapeutic benefit. On April 1,

2014, the Protecting Access to Medicare Act of 2014 (“PAMA”) was enacted into law. Under PAMA, Medicare payment for clinical diagnostic laboratory tests are established by calculating a weighted mean of private payor rates with new rates. Effective January 1, 2018, clinical laboratory fee schedule rates will be based on weighted median private payor rates as required by PAMA. We cannot assure you that any of our products will be considered cost effective, or that reimbursement will be available or sufficient to allow us to sell them competitively and profitably.
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
Additionally, as we operate in Europe, we may be subject to laws governing the collection, use, disclosure and transmission of personal and/or patient information. In December 2015, the European Union approved a General Data Protection Regulation (“GDPR”) to replace the current data protection directive, Directive 95/46/EC, which took effect May 25, 2018. The GDPR governs the use and transfer of personal data and imposes enhanced penalties for noncompliance. We have made, and will continue to make, certain adjustments to our operations so as to comply with the GDPR.
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
Open Payments Program
With the launch of Rayaldee, part of our business is now subject to the federal Physician Payments Sunshine Act under the Affordable Care Act, and its implementing regulations, which is implemented though the physicians Open Payments Program (the “Open Payments Program”). The Open Payments Program requires manufacturers of drugs, devices, biological and medical supplies covered by Medicare, Medicaid or the Children’s Health Insurance Program, to report information related to certain payments or other transfers of value made or distributed to physicians and teaching hospitals, or to entities or individuals at the request of, or designated on behalf of, the physicians and teaching hospitals. Manufacturers must also report, on an annual basis, certain ownership and investment interests held by physicians and their immediate family members and payments or other “transfers of value” made to such physician owners. A failure to report each payment, other transfer of value, or ownership/investment interest in a timely, accurate, and complete manner may result in civil monetary penalties of up to $150,000 annually. Further, the “knowing” failure to report each payment, other transfer of value, or ownership/investment interest may result in a one million dollar annual penalty. Several other states and a number of countries worldwide have adopted or are considering the adoption of similar transparency laws. Any failure by us to implement proper procedures to track and report on a timely basis transfers of value to physicians and teaching hospitals could result in substantial penalties.
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
SALES & MARKETING
Our diagnostics business includes BioReference’s almost 300-person sales and marketing team in the U.S. to drive growth and leverage new products, including the 4Kscore prostate cancer test. We have a highly specialized, field based 79-person sales and marketing team in the U.S. dedicated to the launch and commercialization of Rayaldee. We also have limited sales and marketing personnel in Ireland, Chile, Spain, Mexico and Israel.
EMPLOYEES
As of December 31, 2018, we had 5,690 full-time employees worldwide. None of our employees are represented by a collective bargaining agreement.
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
Available Information
We are required to file annual, quarterly and current reports, proxy statements and other information with the SEC. Information that we file with the SEC is available at the SEC’s web-site at www.sec.gov. We also make available free of charge on or through our web site, at www.opko.com, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with the SEC. The information on our website is not, and shall not be deemed to be, a part hereof or incorporated into this or any of our other filings with the SEC.
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
We are not profitable and have incurred losses since our inception. We may not generate substantial revenue from the sale of proprietary pharmaceutical products or certain of our diagnostic products for some time and we have generated only limited revenue from our pharmaceutical operations in the U. S., Chile, Mexico, Israel, Spain, and Ireland, and from sale of the 4Kscore test. We may not successfully leverage the national marketing, sales and distribution resources of BioReference to enhance sales of, and reimbursement for, our 4Kscore test and our other diagnostic products under development, which would adversely impact our ability to generate substantial revenue from the sale of these products for some time. Rayaldee is our only pharmaceutical product that has been approved for marketing, other than those products sold by our Chilean, Mexican, Israeli, Spanish, and Irish subsidiaries. We continue to incur substantial research and development and general and administrative expenses related to our operations and, to date, we have devoted most of our financial resources to research and development, including our pre-clinical development activities and clinical trials. We may incur losses from our operations for the foreseeable future and these losses could increase as we continue our research activities and conduct development of, and seek regulatory approvals and clearances for, our product candidates, and prepare for and begin to commercialize any approved or cleared products, particularly if we are unable to generate profits and cash flow from BioReference and our other commercial businesses. If we are unable to generate profits and cash flow from BioReference and our other commercial businesses, our product candidates fail in clinical trials or do not gain regulatory approval or clearance, or if our approved products and product candidates do not achieve market acceptance, we may never become profitable. In particular, if we are unable to successfully commercialize Rayaldee, we may never generate substantial revenues from Rayaldee or achieve profitability. In addition, if we are required by the U.S. Food and Drug Administration (“FDA”), to perform studies in addition to those we currently anticipate, our expenses will increase beyond current expectations and the timing of any potential product approval may be delayed. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods.
We will continue to require additional funding, which may not be available to us on acceptable terms, or at all.
As of December 31, 2018, we have cash and cash equivalents of $96.5 million. We have not generated sustained positive cash flows sufficient to offset our operating and research and development expenses and our primary source of cash has been from the public and private placement of stock, the issuance of the 2033 Senior Notes, 2023 Convertible Notes and the 2025 Convertible Notes (each as defined below) and credit facilities available to us. On November 8, 2018, we entered into stock purchase agreements with certain investors pursuant to which we agreed to sell to such investors in private placements (the “Private Placements”) an aggregate of approximately 26.5 million shares of our common stock at a purchase price of $3.49 per share, which was the closing bid price of our common stock on the Nasdaq Global Select Market on such date, for an aggregate purchase price of $92.5 million. On February 7, 2019, we issued $200 million aggregate principal amount of its 4.50% Convertible Senior Notes due 2025 (the “2025 Convertible Notes”) in a registered public offering under the Securities Act. In addition, we granted the underwriter in the offering a 30-day option to purchase up to an additional $30 million aggregate principal amount of the 2025 Convertible Notes to cover over-allotments, if any.
We believe that the cash and cash equivalents on hand or available to us from operations or through our lines of credit, together with the proceeds of the 2025 Convertible Notes offering, are sufficient to meet our anticipated cash requirements for operations and debt service beyond the next 12 months. We have based this estimate on assumptions that may prove to be wrong or subject to change, and we may be required to use our available capital resources sooner than we currently expect or curtail aspects of our operations in order to preserve our capital. Because of the numerous risks and uncertainties associated with the development and commercialization of our products and product candidates, the success of our relationships with Pfizer, VFMCRP and JT and the success of our integration of BioReference and other acquisitions, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our current and anticipated clinical trials and our expanded commercial operations. Our future capital requirements will depend on a number of factors, including the successful commercialization of Rayaldee, our continued relationships with Pfizer, VFMCRP, and JT, cash flow generated by BioReference and costs associated with the integration of the BioReference and other acquisitions, the continued progress of our research and development of product candidates, the timing and outcome of clinical trials and regulatory approvals, the costs involved in preparing, filing, prosecuting, maintaining, defending, and enforcing patent claims and other intellectual property rights, the status of competitive products, the availability of financing, and our success in developing markets for our products and product candidates.
Until we can generate a sufficient amount of product and service revenue to finance our cash requirements for research, development and operations, we will need to finance future cash needs primarily through public or private equity offerings, debt financings, or strategic collaborations. Our ability to obtain additional capital may depend on prevailing economic conditions and financial, business and other factors beyond our control. Disruptions in the U.S. and global financial markets may adversely impact the availability and cost of credit, as well as our ability to raise money in the capital markets. Economic conditions have been, and continue to be, volatile. Continued instability in these market conditions may limit our ability to replace, in a timely manner, maturing liabilities and access the capital necessary to fund and grow our business. Additionally, our continuing operating losses and the recent lawsuits involving us and our Chief Executive Officer (“CEO”) and Chairman of our Board of Directors (“Chairman”) by the SEC and other parties increase the difficulty in obtaining additional capital.
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
Additionally, the market perception and reputation of Rayaldee and its safety and efficacy are important to our business and the continued acceptance of our product candidates and products. Any negative publicity about Rayaldee, such as the discovery of safety issues, adverse events, or even public rumors about such events, could have a material adverse effect on our business. Levels of market acceptance for Rayaldee could be impacted by several factors, some of which are not within our control, including but not limited to the:

•	safety, efficacy, convenience and cost-effectiveness of our product compared to products of our competitors;

•	scope of approved uses and marketing approvals;

•	availability of patent or regulatory exclusivity;

•	timing of market approvals and market entries;

•	ongoing regulatory obligations following approval;

•	any restrictions or “black box” warnings required on the product labeling:

•	availability of alternative products from our competitors;

•	acceptance of the price of our product;

•	effectiveness of our sales force and promotional efforts;

•	the level of reimbursement of our product;

•	acceptance of our product on government and private formularies;

•	ability to market our product effectively at the retail level or in the appropriate setting of care; and

•	the reputation of our product.
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
In May 2016, EirGen, our wholly-owned subsidiary, partnered with VFMCRP through a Development and License Agreement for the development and marketing of Rayaldee in Europe, Canada, Mexico, Australia, South Korea and certain other international markets. The license to VFMCRP potentially covers all therapeutic and prophylactic uses of the product in human patients, provided that initially the license is for the use of the product for the treatment or prevention of secondary hyperparathyroidism related to patients with stage 3 or 4 chronic kidney disease and vitamin D insufficiency/deficiency. We received a non-refundable and non-creditable upfront payment of $50 million and a $2.0 million payment triggered by the approval of Rayaldee in Canada for the treatment of SHPT in adults with stage 3 or 4 CKD and vitamin D insufficiency. EirGen is also eligible to receive up to an additional $35 million in regulatory milestones and $195 million in launch and sales-based milestones. In addition, we are eligible to receive tiered, double digit royalty payments or a minimum royalty, whichever is greater, upon commencement of sales of the product. The success of the Development and License Agreement with VFMCRP is dependent in part on, among other things, the skills, experience and efforts of VFMCRP’s employees responsible for the project, VFMCRP’s commitment to the arrangement, and the financial condition of VFMCRP, all of which are beyond our control. In the event that VFMCRP, for any reason, including but not limited to early termination of the agreement, fails to devote sufficient resources to successfully develop and market Rayaldee internationally, our ability to earn milestone payments or receive royalty payments would be adversely affected, which would have a material adverse effect on our financial condition and prospects.
In October 2017, we entered into a Development and License Agreement (the “JT Agreement”) with JT under which JT was granted the exclusive rights for the development and commercialization of Rayaldee in Japan. The license grant to JT covers the therapeutic and preventative use of the product for (i) SHPT in non-dialysis and dialysis patients with CKD, (ii) rickets, and (iii) osteomalacia, as well as such additional indications as may be added to the scope of the license subject to the terms of the JT Agreement. Under the terms of the JT Agreement, we received an initial upfront payment of $6 million and received another $6 million upon the initiation of our phase 2 study for Rayaldee in dialysis patients in the U.S. We are also eligible to receive up to an additional aggregate amount of $31 million upon the achievement of certain regulatory and development milestones by JT for Rayaldee in Japan, and $75 million upon the achievement of certain sales based milestones by JT. We will also receive tiered, double digit royalty payments at rates ranging from low double digits to mid-teens on net sales within Japan. JT will, at its sole cost and expense, be responsible for performing all development activities necessary to obtain all regulatory approvals for Rayaldee in Japan and for all commercial activities pertaining to Rayaldee in Japan, except for certain preclinical expenses which we have agreed to reimburse JT up to a capped amount. If JT, for any reason, including but not limited to early termination of the JT Agreement, fails to devote sufficient resources to successfully develop and market Rayaldee in Japan, our ability to earn milestone payments or receive royalty payments would be adversely affected, which could have a material adverse effect on our financial condition and prospects.
We currently have a seventy-nine person specialized sales and marketing team for Rayaldee in the U.S. If we are unable to develop or maintain a strong sales, marketing and distribution capability on our own or through collaborations with marketing partners, we will not be successful in commercializing Rayaldee or our other pharmaceutical products or product candidates in the U.S.
Other than our 79-person specialized sales and marketing team dedicated to Rayaldee, we currently have no pharmaceutical marketing, sales or distribution capabilities in the U.S. Any failure or inability to maintain adequate sales, marketing and distribution capabilities would adversely impact the commercialization of Rayaldee or our other pharmaceutical products or candidates. If we are not successful in commercializing our existing and future pharmaceutical products and product candidates, either on our own or through collaborations with one or more third parties, our product revenue will suffer and we may incur significant additional losses.

Our exclusive worldwide agreement with Pfizer Inc. is important to our business. If we do not successfully develop hGH- CTP and/or Pfizer Inc. does not successfully commercialize hGH-CTP, our business could be adversely affected.
In December 2014, we entered into a development and commercialization agreement with Pfizer relating to our long-acting hGH- CTP for the treatment of growth hormone deficiency in adults and children (the “Pfizer Agreement”). Under the Pfizer Agreement, we received non-refundable and non-creditable upfront payments of $295 million and are eligible to receive up to an additional $275 million upon the achievement of certain regulatory milestones. In addition, we are eligible to receive initial royalty payments associated with the commercialization of hGH-CTP for Adult GHD. Upon the launch of hGH-CTP for Pediatric GHD, the royalties will transition to a regional, tiered gross profit sharing for both hGH-CTP and Pfizer’s Genotropin®. We are responsible for the development program and are obligated to pay for the development up to an agreed cap, which may be exceeded under certain circumstances. We have exceeded development cap and if we are unable to reach an agreement with Pfizer regarding cost sharing for the overruns as well as other obligations, including development obligations, it could have a material adverse impact on the expected benefits to us from the Pfizer transaction and our overall financial condition. In the event that the parties are able to obtain regulatory approvals to market a product covered by the Pfizer Agreement, we will be substantially dependent on Pfizer for the successful commercialization of such product. The success of the collaboration arrangement with Pfizer is dependent in part on, among other things, the skills, experience and efforts of Pfizer’s employees responsible for the project, Pfizer’s commitment to the arrangement, and the financial condition of Pfizer, all of which are beyond our control. The Pfizer Agreement is terminable for any reason by Pfizer upon ninety days written notice to OPKO. In the event that Pfizer, for any reason, including but not limited to early termination of the Pfizer Agreement, fails to devote sufficient resources to successfully develop and commercialize any product resulting from the collaboration arrangement, our ability to earn milestone payments or receive royalty or profit sharing payments would be adversely affected, which would have a material adverse effect on our financial condition and prospects and the trading prices of our securities.
Our business is substantially dependent on the success of clinical trials for hGH-CTP and our ability to achieve regulatory approval for the marketing of this product.
There is no assurance that clinical trials for hGH-CTP will be successful or support marketing approval, or that we will be able to obtain marketing approval for the product, or any other product candidate we are developing. Before they can be marketed, our products in development must be approved by the FDA or similar foreign governmental agencies. The process for obtaining FDA approval is both time-consuming and costly, with no certainty of a successful outcome. Before obtaining regulatory approval for the sale of any drug candidate, we must conduct extensive preclinical tests and clinical trials to demonstrate the safety and efficacy in humans of our product candidates. Although the safety profile for hGH-CTP has been consistent with that observed with those treated with daily growth hormone, further testing or patient use may undermine those determinations or unexpected side effects may arise. A failure of any preclinical study or clinical trial can occur at any stage of testing. The results of preclinical and initial clinical testing of these products may not necessarily indicate the results that will be obtained from later or more extensive testing. It also is possible to suffer significant setbacks in advanced clinical trials, even after obtaining promising results in earlier trials. In December 2016, we announced preliminary topline data from our phase 3, double blind, placebo controlled study of hGH-CTP in adults with GHD. Although there was no statistically significant difference between hGH-CTP and placebo on the primary endpoint of change in trunk fat mass from baseline to 26 weeks, after unblinding the study, we identified an exceptional value of trunk fat mass reduction in the placebo group that may have affected the primary outcome. We completed post-hoc sensitivity analyses to evaluate the influence of outliers on the primary endpoint results using multiple statistical approaches. Analyses that excluded outliers showed a statistically significant difference between hGH-CTP and placebo on the change in trunk fat mass. Additional analyses that did not exclude outliers showed mixed results. There can be no assurance that a BLA will be submitted or that the FDA will consider the sensitivity analysis or consider the product for approval for adults with GHD. If phase 3 clinical trials for hGH-CTP are not successful or we are unable to achieve regulatory approval for this product, our business will be significantly adversely impacted, which could have a materially adverse effect on our business, financial condition and results of operations.
Our business is substantially dependent on our ability to develop, launch and generate revenue from our diagnostic products.
Our business is dependent on our ability to successfully commercialize the 4Kscore test and other diagnostic products, including the Claros 1. We are committing significant resources to the development and commercialization of these products, and there is no guarantee that we will be able to successfully commercialize these tests. We have limited experience in developing, manufacturing, selling, marketing and distributing diagnostic tests. If we are not able to successfully develop, market or sell diagnostic tests we develop for any reason, including the failure to obtain any required regulatory approvals, or obtain reimbursement, we will not generate any meaningful revenue from the sale of such tests. Even if we are able to develop effective diagnostic tests for sale in the marketplace, a number of factors could impact our ability to sell such tests or generate any significant revenue from the sale of such tests, including without limitation:

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
The failure to obtain coverage and adequate or any reimbursement for our products, or health care cost containment initiatives that limit or restrict reimbursement for our products, may reduce any future product revenue. Even though a drug (not administered by a physician) may be approved by the FDA, this does not mean that a Prescription Drug Plan (“PDP”), a private insurer operating under Medicare Part D, will list that drug on its formulary or will set a reimbursement level. PDPs are not required to make every FDA-approved drug available on their formularies. If our drug products are not listed on sufficient number of PDP formularies or if the PDPs’ levels of reimbursement are inadequate, our business, results of operations and financial condition could be materially adversely affected. Private health plans, such as managed care plans and pharmacy benefit management (“PBM”) programs may also not include our products on formularies, and may use other techniques that restrict access to our products or set a lower reimbursement rate than anticipated.
A significant portion of our revenues come from government subsidized healthcare programs such as Medicaid and Medicare. Our failure to comply with applicable Medicare, Medicaid and other governmental payor rules could result in our inability to participate in a governmental payor program, our returning funds already paid to us, civil monetary penalties, criminal penalties and/or limitations on the operational function of our laboratory. If we were unable to receive reimbursement under a governmental payor program, a substantial portion of our revenues would be lost, which would adversely affect our results of operations and financial condition. In addition, if a federal government shutdown were to occur for a prolonged period of time, federal government payment obligations, including its obligations under Medicaid and Medicare, may be delayed. Similarly, if state government shutdowns were to occur, state payment obligations may be delayed. If the federal or state governments fail to make payments under these programs on a timely basis, our business could suffer, and our financial position, results of operations or cash flows may be materially affected.

If the 4Kscore test is not covered and eligible for reimbursement from government and third party payors, we may not be able to generate significant revenue for the product.
On May 18, 2018, Novitas, the MAC for a jurisdiction that includes the State of New Jersey, where our 4Kscore test samples are processed, issued a draft non-coverage determination (“LCD”) that proposed no coverage for our 4Kscore test. We submitted comments to the draft LCD during the public comment period, which ended on July 5, 2018. In January 2019, Notivas issued a notice of future non-coverage determination for the 4Kscore test to be effective March 20, 2019. We are currently evaluating options to appeal the decision and undertake other steps with CMS in an effort to have this determination rescinded or reversed, however, there can be no assurance that we will be successful. We are also developing a strategy to obtain FDA approval for the 4Kscore test, among other efforts, to assist in securing broad reimbursement coverage. If we are not able to successfully appeal Novitas’ decision, we may not be able to obtain Medicare reimbursement for the 4Kscore test, which could result in a loss of revenues and could have a material adverse effect on our cash flows, results of operations, net income, and financial condition.
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
Our success is dependent to a significant degree upon the involvement,efforts and reputation of our Chairman and Chief Executive Officer, Phillip Frost, M.D.
Our success is dependent to a significant degree upon the efforts of our Chairman and CEO, Phillip Frost, M.D., who is essential to our business. The departure of our CEO for whatever reason or the inability of our CEO to continue to serve in his present capacity could have a material adverse effect upon our business, financial condition and results of operations. Our CEO has a highly regarded reputation in the pharmaceutical and medical industry and attracts business opportunities and assists both in negotiations with acquisition targets, investment targets and potential joint venture partners. Our CEO has also provided financing to us, both in terms of a credit agreement and equity investments. If we lost his services or if his reputation was damaged for whatever reason, including, but not limited to, as a result of the allegations underlying various SEC and shareholder lawsuits against us and Dr. Frost, our relationships with acquisition and investment targets, joint ventures, customers and investors, as well as our ability to obtain additional funding on acceptable terms, or at all, may suffer and could cause a material adverse impact on our operations, financial condition and the value of our common stock.
If we fail to attract and retain key management and scientific personnel, we may be unable to successfully operate our business and develop or commercialize our products and product candidates.
We will need to expand and effectively manage our managerial, operational, sales, financial, development, and other resources in order to successfully operate our business and pursue our research, development, and commercialization efforts for our products and product candidates. Our success depends on our continued ability to attract, retain, and motivate highly qualified management and pre-clinical and clinical personnel. The loss of the services or support of any of our senior management, particularly Dr. Phillip Frost, our Chairman and CEO, could delay or prevent the development and commercialization of our products and product candidates.

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
In 2017, Congress reauthorized the Generic Drug User Fee Act (GDUFA). The generic drug user fee program, established in 2012, is designed to speed the approval of new generic drugs. In addition, over the past few months, the FDA has used its regulatory authority to enact other programs to streamline the path to market for generic drugs. In addition, a regulatory pathway for biosimilars was established in 2012 including a new user fee program to promote the development of these products that show no clinically meaningful differences from innovator biologics. Though they have their own statutory market pathway, like generic drugs, biosimilars can receive FDA approval by providing less clinical data than the innovator product. Biosimilars are expected to be less expensive competitors to innovator biologics reducing prices overall. We anticipate several new biosimilars reaching the market over the next year.
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
In addition to the items described above, third-party payors, including government programs, may decide to deny payment or recoup payments for testing that they contend was improperly billed or not medically necessary, against their coverage determinations, or for which they believe they have otherwise overpaid (including as a result of their own error), and we may be required to refund payments already received. Our revenues may be subject to retroactive adjustment as a result of these factors among others, including without limitation, differing interpretations of billing and coding guidance and changes by government agencies and payors in interpretations, requirements, and “conditions of participation” in various programs.
We implemented a new billing system for our laboratory business in the third quarter of 2016. The adoption of the new billing system, which replaced the old billing system, poses several challenges relating to, among other things, training of personnel, communication of new rules and procedures, changes in corporate culture, migration of data, and the potential instability of the new system. As an integral part of our billing compliance program, we assess our billing and coding practices in the ordinary course of business, respond to payor audits on a routine basis, and investigate reported failures or suspected failures to comply with federal and state healthcare reimbursement requirements, as well as overpayment claims which may arise from time to time without fault on our part. We have in the ordinary course of business been the subject of recoupments by payors and have from time to time identified and reimbursed payors for overpayments.
Incorrect or incomplete documentation and billing information, as well as the other items described above, among other factors, could result in non-payment for services rendered or having to pay back amounts incorrectly billed and collected. Further, the failure to timely or correctly bill could lead to various penalties, including: (1) exclusion from participation in the CMS and other government programs; (2) asset forfeitures; (3) civil and criminal fines and penalties; and (4) the loss of various licenses, certificates and authorizations necessary to operate our business, any of which could have a material adverse effect on our results of operations or cash flows.
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
The issuance of a patent does not guarantee that it is valid or enforceable. Any patents we have obtained, or obtain in the future, may be challenged, invalidated, unenforceable, or circumvented. Moreover, the U.S. Patent and Trademark Office (the “USPTO”) may commence interference proceedings involving our patents or patent applications. In addition, court decisions may introduce uncertainty in the enforceability or scope of patents owned by biotechnology, pharmaceutical, and medical device companies. Any challenge to, finding of unenforceability or invalidation or circumvention of, our patents or patent applications would be costly, would require significant time and attention of our management, and could have a material adverse effect on our business, results of operations and financial condition.
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
We have obtained licenses from, among others, INEOS Healthcare, the President and Fellows of Harvard College, The Scripps Research Institute, Arctic Partners, and Academia Sinica, that are necessary or useful for our business. In addition, we intend to enter into additional licenses of third-party intellectual property in the future. We cannot guarantee that no third parties will step forward and assert inventorship or ownership in our in-licensed patents. In some cases, we may rely on the assurances of our licensors that all ownership rights have been secured and that all necessary agreements are intact or forthcoming.
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
We are the subject of pending civil litigation which could require us to pay substantial damages or could otherwise have a material adverse effect on us.
On September 7, 2018, the SEC filed a lawsuit in the Southern District of New York (the “Complaint”), against a number of individuals and entities (each a “Defendant” and, collectively, the “Defendants”) including us and our CEO and Chairman, Dr. Phillip Frost. The SEC alleged that we (i) aided and abetted a purported “pump and dump” scheme in connection with one company perpetrated by a number of the Defendants, and (ii) failed to file required Schedules 13D or 13G with the SEC. The Complaint also alleged that Dr. Frost (i) participated in the alleged market manipulation in connection with two companies, (ii) failed to file required Schedule 13Ds with the SEC, and (iii) sold unregistered securities without an applicable exemption. Following the SEC’s announcement of the Complaint, a number of class action and derivative suits were filed against us and our directors and officers concerning the allegations in the Complaint and related matters.
In December 2018, we and Dr. Frost entered into settlements with the SEC, which, upon approval by the court in January 2019, resolved the claims against us and Dr. Frost raised in the Complaint. Pursuant to the settlement between us and the SEC, and without admitting or denying any of the allegations of the Complaint, we agreed to an injunction from violations of Section 13(d) of the Securities Exchange Act of 1934 (the “Exchange Act”), a strict liability claim, and to pay a $100,000 penalty, which has been paid. We also agreed to, within certain stipulated time periods: (i) establish a Management Investment Committee (“MIC”) that will make recommendations to an Independent Investment Committee (“IIC”) of our Board of Directors in connection with existing and future strategic minority investments; and (ii) retain an Independent Compliance Consultant (“ICC”) to (a) advise us on whether filings pursuant to Section 13(d) of the Exchange Act for previous strategic investments made at the suggestion of or in tandem with Dr. Frost should be amended or made to reflect group membership with Dr. Frost and his related entities; (b) review our existing policies and procedures relating to compliance with Section 13(d) of the Exchange Act; and (c) review the independence of the MIC and IIC of our Board of Directors solely for purposes of the handling of strategic minority investments. The ICC is required to report its findings (including recommendations as to filings, amendments, improvements to policies and procedures, and improvement to the composition of the MIC and the IIC to our Board of Directors) to the SEC within 15 days of completion of its work, and we are required to implement the ICC’s recommendations, and to certify our compliance with these undertakings in writing.
Under the terms of the settlement between the SEC and Dr. Frost, and without admitting or denying any of the allegations in the Complaint, Dr. Frost agreed to injunctions from violations of Sections 5(a) and (c) and 17(a)(2) of the Securities Act, claims which may be satisfied by strict liability and negligence, respectively, and Section 13(d) of the Exchange Act, also a strict liability claim; to pay approximately $5.5 million in penalty, disgorgement and pre-judgment interest, which has been paid; and to be prohibited, with certain exceptions, from trading in penny stocks.
The settlements include no restriction on Dr. Frost’s ability to continue to serve as our CEO and Chairman.

We are separately evaluating our strategic minority investments and reporting under Section 13(d) of the Exchange Act. In connection with this evaluation, we may make additional or amended filings pursuant to Section 13(d) of the Exchange Act reflecting group membership.
Although the SEC matter against us and Dr. Frost is resolved, there can be no assurance that additional charges from other governmental authorities will not be brought against one or more parties named in the Complaint.
We also continue to face a number of class actions and derivative suits concerning the allegations in the SEC Complaint. We cannot predict with certainty the outcome or effect of the class actions or derivative suits, which could require us to pay substantial damages or could otherwise have a material adverse effect on us.
Our primary and side A directors and officers liability insurance carrier has denied coverage for the class action and derivative suits filed against us and our directors and officers concerning the allegations in the Complaint. We believe that this denial is in error and are in the process of appealing this coverage determination. If we are unsuccessful in this appeal, or if other third-party insurers deny, cancel, or refuse coverage, which we are not able to successfully appeal, or are otherwise unable to provide us with adequate insurance coverage for all or any of the aforementioned lawsuits, then our overall risk exposure and operational expenses could increase and the management of our business operations could be disrupted, which could cause a material adverse impact on our business, operations and financial condition. Further, an unusually large liability claim or a string of claims, like these lawsuits, could potentially exceed our available insurance coverage if any. In addition, the availability of, and our ability to collect on, insurance coverage can be subject to factors beyond our control.
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
We may from time to time become subject in the ordinary course of business to material legal action related to, among other things, intellectual property disputes, professional liability, contractual and employee-related matters, as well as inquiries from governmental agencies and Medicare or Medicaid carriers requesting comment and information on allegations of billing irregularities and other matters that are brought to their attention through billing audits, third parties or other sources. The health care industry is subject to substantial federal and state government regulation and audit. Additionally, we are subject to pending legal proceedings with respect to alleged violations of securities laws. See “We are the subject of pending civil litigation which could require us to pay substantial damages or could otherwise have a material adverse effect on us” above.
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
Legal actions and government investigations could result in substantial monetary damages, negatively impact our ability to obtain additional funding on acceptable terms, or at all, and damage to our reputation with customers, business partners and other third parties, all of which could have a material adverse effect upon our results of operations and financial position. Further, the legal actions and government investigations could damage our reputation with investors and adversely affect the trading prices of our securities.

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
The research, testing, manufacturing, labeling, approval, selling, marketing, and distribution of drug products, diagnostic products, or medical devices are subject to extensive regulation by the FDA and other non-U.S. regulatory authorities, which regulations differ from country to country. In general, we are not permitted to market our product candidates in the U.S. until we receive approval of a Biologics License Application (BLA), an approval of a NDA, a clearance letter under the premarket notification process, or 510(k) process, or an approval of a PMA from the FDA. To date, we have only submitted one NDA which was approved in June 2016. We have received FDA approval of the PMA for our Sangia Total PSA Test using the Claros Analyzer but we have not received marketing approval or clearance for any of our other diagnostic product candidates, Obtaining approval of a NDA or PMA can be a lengthy, expensive, and uncertain process. With respect to medical devices, while the FDA reviews and clears a premarket notification in as little as three months, there is no guarantee that our products will qualify for this more expeditious regulatory process, which is reserved for Class I and II devices, nor is there any assurance that even if a device is reviewed under the 510(k) process that the FDA will review it expeditiously or determine that the device is substantially equivalent to a lawfully marketed non-PMA device. If the FDA fails to make this finding, then we cannot market the device. In lieu of acting on a premarket notification, the FDA may seek additional information or additional data which would further delay our ability to market the product. Furthermore, we are not permitted to make changes to a device approved through the PMA or 510(k) which affects the safety or efficacy of the device without first submitting a supplement application to the PMA and obtaining FDA approval or cleared premarket notification for that supplement. In some cases, the FDA may require clinical trials to support a supplement application. In addition, failure to comply with FDA, non-U.S. regulatory authorities, or other applicable U.S. and non-U.S. regulatory requirements may, either before or after product approval or clearance, if any, subject our company to administrative or judicially imposed sanctions, including, but not limited to the following:

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
We, our approved or cleared products, and the manufacturers of our products are subject to continual review. Our approved or cleared products may only be promoted for their indicated uses. Marketing, labeling, packaging, adverse event reporting, storage, advertising, and promotion for our approved products will be subject to extensive regulatory requirements. We train our marketing and sales force against promoting our products for uses outside of the cleared or approved indications for use, known as “off-label uses.” If the FDA determines that our promotional materials or training constitute promotion of unsupported claims or an off-label use, it could request that we modify our training or promotional materials or subject us to regulatory or enforcement actions, including the issuance of an untitled letter, a warning letter, injunction, seizure, civil fine or criminal penalties. It is also possible that other federal, state or foreign enforcement authorities might take action if they consider our business activities to constitute promotion of an off-label use, which could result in significant penalties, including, but not limited to, criminal, civil and/or administrative penalties, damages, fines, disgorgement, exclusion from participation in government healthcare programs, and the curtailment of our operations.
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
If we fail to comply with existing or future applicable laws and regulations, we could suffer civil or criminal penalties, including the loss of our licenses to operate our laboratories and our ability to participate in federal and state healthcare programs. Different interpretations and enforcement policies of existing statutes and regulations applicable to our business could subject our current practices to allegations of impropriety or illegality, or could require us to make significant changes to our operations. Under the FCA, whistleblower or qui tam provisions allow a private individual to bring actions on behalf of the federal government alleging that the defendant has submitted a false claim to the federal government, and to share in any monetary recovery. In recent years, the number of suits brought by private individuals has increased dramatically and we may be subject to such suits. Violations of the FCA could result in enormous economic liability and could have a material impact on us. As a result of political, economic, and regulatory influences, the healthcare delivery industry in the U.S. is under intense scrutiny and subject to fundamental changes. We cannot predict which reform proposals will be adopted, when they may be adopted, or what impact they may have on us. The costs associated with complying with federal and state regulations could be significant and the failure to comply with any such legal requirements could have a material adverse effect on our financial condition, results of operations, and liquidity.
Tax reform may significantly affect us and our stockholders.
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
Pursuant to HIPAA, and certain similar state laws, we must comply with comprehensive privacy and security standards with respect to the use and disclosure of protected health information. If we do not comply with existing or new laws and regulations related to protecting privacy and security of personal or health information, it could be subject to monetary fines, civil penalties, or criminal sanctions. Under the HITECH amendments to HIPAA, HIPAA was expanded to require certain data breach notification, to extend certain HIPAA privacy and security standards directly to business associates, to heighten penalties for noncompliance, and enhance enforcement efforts.
We may also be required to comply with the data privacy and security laws of other countries in which it operates or from which it receives data transfers. The European Union enacted the General Data Protection Regulation (GDPR) to replace the current data protection directive, Directive 95/46/EC, which took effect May 25, 2018, and which has a broader application and enhanced penalties for noncompliance. The GDPR, which is wide-ranging in scope, governs the collection and use of personal data in the European Union and imposes operational requirements for companies that receive or process personal data of residents of the European Union that are different than those currently in place in the European Union. The GDPR will apply to our European operations and possibly to our laboratory and clinical development operations. We have implemented policies and procedures required to comply with the new EU regulations and will continue to evaluate compliance.
In March 2014, CareEvolve, BioReference’s wholly-owned connectivity subsidiary, became aware that there had been a HIPAA breach with regard to one of its servers managed at an internet service provider site called XAND, where the server was inadvertently configured so that it was accessible to the Internet for a brief period. Upon becoming aware of the matter, CareEvolve immediately took the server offline and removed all indexed files that could be located on the internet. In the meantime, an Internet data collection “robot” operated by Google, Inc. had briefly acquired data from a server and made it available to Internet searches. To the best of our knowledge, there were no known disclosures of this Patient Health

Information (“PHI”) to unauthorized parties. BioReference self-reported this incident to the appropriate government agency, the Office of Civil Rights (“OCR”). OCR notified BioReference that it has initiated an investigation of the breach report, and we are awaiting further discussion, investigation and action by OCR. Since March 2014, BioReference has taken meaningful steps to further improve its HIPAA and cybersecurity platform, including engaging independent and specialized IT consultants to conduct HIPAA and cybersecurity assessments, reviewing data security and internal safeguards, and continuously implementing enhanced security measures to minimize the risk of similar occurrences in the future. We have had other data and security breaches in the ordinary course and such breaches may continue to happen from time to time despite our best efforts to prevent such breaches and safeguard private information. Some of these other data and security breaches have been reported to OCR and we are awaiting discussion, investigation or action by OCR. Any action by OCR may require us to pay fines or take remedial actions that may be expensive and require the attention of management, any of which may have a material adverse effect on us and our results of operations.
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
Waste management is subject to federal and state regulations governing the transportation and disposal of medical waste including bodily fluids. Federal regulations require licensure of interstate transporters of medical waste. In New Jersey, we are subject to the Comprehensive Medical Waste Management Act (“CMWMA”), which requires us to register as a generator of special medical waste. All of our medical waste is disposed of by a licensed interstate hauler. The hauler provides a manifest of the disposition of the waste products as well as a certificate of incineration, which is retained by us. These records are audited by the State of New Jersey on a yearly basis. We are also subject to the Federal Hazardous Materials Transportation Law, 49 U.S.C. 5101 et seq., and the Hazardous Materials Regulations (“HMR”), 49 CFR parts 171-180. The federal government has classified hazardous medical waste as hazardous materials for the purpose of regulation. These regulations preempt state regulation, which must be “substantively the same,” meaning that “the non-federal requirement must conform “in every significant respect to the federal requirement. Editorial and other similar de minimis changes are permitted,” 49 CFR 107.202(d).
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
Compliance with the ICD-10-CM Code Set was required to be in place by October 1, 2015. We will continue our assessment of information systems, applications and processes for compliance with these requirements. Clinical laboratories are typically required to submit health care claims with diagnosis codes to third party payors. The diagnosis codes must be obtained from the ordering physician for clinical laboratory testing and from the interpreting pathologist for anatomic pathology services. Our failure or the failure of third party payors or physicians to comply with these requirements could have an adverse impact on reimbursement, days sales and cash collections.

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
We are subject to extensive federal and state laws and regulations relating to the submission of claims for payment for clinical laboratory services, including those that relate to coverage of our services under Medicare, Medicaid and other governmental health care programs, the amounts that may be billed for our services and to whom claims for services may be submitted. These rules may also affect us in light of the practice management products that we market, to the extent that these products are considered to affect the manner in which our customers’ submit their own claims for services. Submission of our claims is particularly complex because we provide both anatomic pathology services and clinical laboratory tests, which generally are paid using different reimbursement principles. The clinical laboratory tests are often paid under a clinical laboratory fee schedule, and the anatomic pathology services are often paid under a physician fee schedule.
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
Our reimbursement for our pathology services is paid primarily under the physician fee schedule of Medicare and Medicaid. Historically, the physician fee schedule was governed by a complex formula, referred to as the Sustainable Growth Rate, or SGR. However, in April 2015, MACRA was passed, which permanently replaces the SGR formula with a value-based payment system. The passage of MACRA also repealed the 21.1% reduction of the physician fee schedule that was scheduled for April 1, 2015. Under MACRA, the physician fee schedule conversion factor increases of 0.5% from July 1, 2015 to December 31, 2015, and 0.5% in each of years 2016-2019, followed by 0.0% updates for 2020-2025. Subsequent years will vary based on participation in alternative payment models. Beginning in 2019, rates were adjusted under the new Merit-based Incentive Payment System.
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
Third party payors are increasingly challenging established prices, and new products that are more expensive than existing treatments may have difficulty finding ready acceptance unless there is a clear therapeutic benefit. On April 1, 2014, the Protecting Access to Medicare Act of 2014 (“PAMA”) was enacted into law. Under PAMA, Medicare payment for clinical diagnostic laboratory tests is established by calculating a weighted mean of private payor rates. Effective January 1, 2018, clinical laboratory fee schedule rates will be based on weighted median private payor rates as required by PAMA. Even though the permitted annual decrease are capped through 2023, the cap does not apply to new tests or new advanced diagnostic tests. We cannot assure you that any of our products will be considered cost effective, or that reimbursement will be available or sufficient to allow us to sell them competitively and profitably.
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
Most significantly, on March 23, 2010, President Obama signed into law both the Affordable Care Act and the reconciliation law known as Health Care and Education Affordability Reconciliation Act (the “Reconciliation Act”) and, combined we refer to both Acts as the “2010 Health Care Reform Legislation.” The constitutionality of the 2010 Health Care Reform Legislation was confirmed on June 28, 2012 by the Supreme Court of the U. S. However, as discussed in further detail below, the current Presidential administration has attempted to repeal and replace the 2010 Health Care Reform Legislation.
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
Prior to the 2016 U.S. elections (including the current Presidential administration), regulations under the 2010 Health Care Reform Legislation were expected to continue being drafted, released and finalized throughout the next several years. In 2017, the President and members of Congress sought to repeal and replace the 2010 Health Care Reform Legislation. It is uncertain whether such repeal and replacement legislation will be enacted into law, and if enacted, what the impact might be on our business. It is also uncertain whether regulatory changes to the implementation of the 2010 Health Care Reform Legislation will restrict patient access to affordable insurance and impact their access to novel, biosimilar and complex generic products. The full effects of any repeal and replacement of the 2010 Health Care Reform Legislation, or regulatory changes to its implementation, cannot be known until a new law is enacted or existing law is implemented through regulations or guidance issued by the CMS and other federal and state health care agencies. Because of the continued uncertainty about the implementation of the 2010 Health Care Reform Legislation, including the potential for further legal challenges or repeal of that legislation, we cannot quantify or predict with any certainty the likely impact of the 2010 Health Care Reform Legislation or its repeal on our business model, prospects, financial condition or results of operations. We also anticipate that Congress, state legislatures, and third-party payors may continue to review and assess alternative healthcare delivery and payment systems and may in the future propose and adopt legislation or policy changes or implementations effecting additional fundamental changes in the healthcare delivery system. In addition, litigation may prevent some or all of the legislation from taking effect. We cannot assure you as to the ultimate content, timing, or effect of changes, nor is it possible at this time to estimate the impact of any such potential legislation.
To enhance compliance with applicable health care laws, and mitigate potential liability in the event of noncompliance, regulatory authorities, such as the U. S. Health and Human Services Department Office of Inspector General (the “OIG”), have recommended the adoption and implementation of a comprehensive health care compliance program that generally contains the elements of an effective compliance and ethics program described in Section 8B2.1 of the U. S. Sentencing Commission Guidelines Manual, and for many years the OIG has made available a model compliance program targeted to the clinical laboratory industry. In addition, certain states, such as New York, require that health care providers, such as clinical laboratories, that engage in substantial business under the state Medicaid program have a compliance program that generally adheres to the standards set forth in the Model Compliance Program. Also, under the 2010 Health Care Reform Legislation, the U.S. Department of Health and Human Services, or HHS, requires suppliers, such as us, to adopt, as a condition of Medicare participation, compliance programs that meet a core set of requirements. While we have adopted U.S. healthcare compliance and ethics programs that generally incorporate the OIG’s recommendations and train our employees in such compliance, having such a program can be no assurance that we will avoid any compliance issues.
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
Our operations, both within and outside the U.S., are subject to risks inherent in conducting business globally and under the laws, regulations and customs of various jurisdictions and geographies. These risks differ in some respects from those associated with our U.S. business and our exposure to such risks may increase if our international business continues to grow. These risks include fluctuations in currency exchange rates, changes in exchange controls, loss of business in government tenders that are held annually in many cases, nationalization, increasingly complex labor environments, expropriation and other governmental actions, changes in taxation, including legislative changes in U.S. and international taxation of income earned outside of the U.S., importation limitations, export control restrictions, violations of U.S. or local laws, including the FCPA, dependence on a few government entities as customers, pricing restrictions, economic destabilization, political and economic instability and disruption or destruction in a significant geographic region - due to the location of manufacturing facilities, distribution facilities or customers - regardless of cause, including war, terrorism, riot, civil insurrection or social unrest, or natural or man-made disasters, including famine, flood, fire, earthquake, storm or disease.
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
Changes in regulations, political leadership and environment, or security risks may dramatically affect our ability to conduct or continue to conduct business in international markets. Our international business may also be impacted by changes in foreign national policies and priorities, which may be influenced by changes in the environment, geopolitical uncertainties, government budgets, and economic and political factors more generally, any of which could impact funding for programs or delay purchasing decisions or customer payments. We also could be affected by the legal, regulatory and economic impacts of Britain’s exit from the European Union, the impact of which is not known at this time. The occurrence and impact of these factors is difficult to predict, but one or more of them could have a material adverse effect on our financial position, results of operations and/or cash flows.
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
We have a large amount of goodwill and other intangible assets on our balance sheet that are subject to periodic impairment evaluations. As a result of the annual impairment test for the year ended December 31, 2018, we wrote down goodwill and intangible assets and we may have similar charges in the future, which would have a material adverse impact on our financial condition and results of operations.
We have a large amount of goodwill and other intangible assets and we are required to perform an annual, or in certain situations a more frequent, assessment for possible impairment for accounting purposes. At December 31, 2018, we have goodwill and other intangible assets of $2.0 billion, or approximately 79% of our total assets. Goodwill is tested at least annually for impairment or when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable, by assessing qualitative factors or performing a quantitative analysis in determining whether it is more likely than not that its fair value exceeds the carrying value. Examples of qualitative factors include our share price, our financial performance compared to budgets, long-term financial plans, macroeconomic, industry and market conditions as well as the substantial excess of fair value over the carrying value of net assets from the annual impairment test previously performed. The estimated fair value of a reporting unit is highly sensitive to changes in projections and assumptions; therefore, in some instances, changes in these assumptions could potentially lead to impairment. We perform sensitivity analyses around our assumptions in order to assess the reasonableness of the assumptions and the results of our testing. Ultimately, future potential changes in these assumptions may impact the estimated fair value of a reporting unit and cause the fair value of the reporting unit to be below its carrying value. Intangible assets are tested for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable, although in-process research and development (“IPR&D”) is required to be tested at least annually until the project is completed or abandoned. Upon obtaining regulatory approval, the IPR&D asset is then accounted for as a finite-lived intangible asset and amortized on a straight-line basis over its estimated useful life. If the project is abandoned, the IPR&D asset is charged to expense. IPR&D is tested for impairment by assessing qualitative factors or performing a quantitative analysis in determining whether it is more likely than not that its fair value exceeds the carrying amount. If the carrying amount of the IPR&D exceeds its fair value, an impairment loss will be recognized in an amount equal to that excess.
For the year ended December 31, 2018, we recorded asset impairment charges of $21.8 million, which were related to an impairment charge of $10.1 million to write our IPR&D assets for Alpharen and OPK88004 down to their estimated fair value and a goodwill impairment charge of $11.7 million to write the carrying amount of the FineTech reporting unit down to its estimated fair value. We also took a charge of $2.9 million to write down our investment in InCellDX, Inc. to its fair value as of December 31, 2018.
There can be no assurance that future reviews of our goodwill and other intangible assets will not result in additional impairment charges. A significant write down of goodwill and/or other intangible assets would have a material adverse effect on our reported results of operations and net worth and the trading price of our securities.
RISKS RELATED TO OWNERSHIP OF OUR COMMON STOCK

The trading prices of our securities may fluctuate significantly.
The trading prices of our securities may fluctuate significantly in response to numerous factors, some of which are beyond our control, such as:

•	the announcement of new products or product enhancements by us or our competitors;

•	results of our clinical trials and other development efforts;

•	developments concerning intellectual property rights and regulatory approvals;

•	variations in our and our competitors’ results of operations;

•	changes in earnings estimates or recommendations by securities analysts, if our common stock is covered by analysts;

•	developments in the biotechnology, pharmaceutical, diagnostic and medical device industry;

•	the announcement and/or commencement and/or settlement of lawsuits or similar claims against us or any of our officers, directors and affiliates;

•	the results of product liability or intellectual property lawsuits;

•	future issuances of our common stock or other securities, including debt;

•	purchases and sales of our common stock by our officers, directors or affiliates;

•	the addition or departure of key personnel;

•	announcements by us or our competitors of acquisitions, investments or strategic alliances; and

•	general market conditions and other factors, including factors unrelated to our operating performance.
Further, the securities market in general, and the market for biotechnology, pharmaceutical, diagnostic and medical device companies in particular, has experienced extreme price and volume fluctuations in recent years. Continued market fluctuations could result in extreme volatility in the trading prices of our securities, which could cause a decline in the value of our securities.
Directors, executive officers, principal stockholders and affiliated entities own a substantial amount of our capital stock, and they may make decisions that you do not consider to be in the best interests of our stockholders.
As of January 28, 2019, our directors, executive officers, principal stockholders and affiliated entities beneficially owned, in the aggregate, approximately 44.2% of our outstanding voting securities. Phillip Frost, M.D., our Chairman and CEO, is deemed to beneficially own, in the aggregate, approximately 36.9% of our common stock as of January 28, 2019. As a result, Dr. Frost, acting with other members of management, would have the ability to significantly impact the election of our Board of Directors, the adoption or amendment of provisions in our Certificate of Incorporation, the approval of mergers and other significant corporate transactions and the outcome of issues requiring approval by our stockholders. This concentration of ownership may also have the effect of delaying or preventing a change in control of our company that may be favored by other stockholders. This could prevent transactions in which holders of our securities might otherwise recover a premium for their securities over current market prices.
A significant short position in our stock could have a substantial impact on the trading price of our stock.
Historically, there has been a significant “short” position in our common stock. As of January 31, 2019, investors held a short position of approximately 59,146,878 million shares of our common stock which represented approximately 9.6% of our outstanding common stock. The anticipated downward pressure on our stock price due to actual or anticipated sales of our stock by some institutions or individuals who engage in short sales of our common stock could cause our stock price to decline. Such stock price decrease could encourage further short-sales that could place additional downward pressure on our stock price. This could lead to further increases in the already large short position in our common stock and cause volatility in our stock price.
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
There have been changing laws, regulations, and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, the Dodd-Frank Act, regulations promulgated by the Securities and Exchange Commission and rules promulgated by the Nasdaq Global Select Market and the other national securities exchanges. These new or changed laws, regulations, and standards are subject to varying interpretations in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies, which could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. As a result, our efforts to comply with evolving laws, regulations, and standards are likely to continue to result in increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities. Our board members, Chief Executive Officer, Chief Financial Officer, and Principal Accounting Officer could face an increased risk of personal liability in connection with the performance of their duties. As a result, we may have difficulty attracting and retaining qualified board members and executive officers, which could harm our business. If our efforts to comply with new or changed laws, regulations, and standards differ from the activities intended by regulatory or governing bodies, we could be subject to liability under applicable laws or our reputation may be harmed, which could materially adversely affect our business, results of operations and financial condition.
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
The table below summarizes certain information as to our significant physical properties as of December 31, 2018:

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
As previously reported, in April 2017, the Civil Division of the U. S. Attorney’s Office for the Southern District of New York (the “SDNY”) informed BioReference that it believes that, from 2006 to the present, BioReference had, in violation of the False Claims Act, improperly billed Medicare and TRICARE (both are federal government health care programs) for clinical laboratory services provided to hospital inpatient beneficiaries at certain hospitals. BioReference is reviewing and assessing the allegations made by the SDNY, and, at this point, BioReference has not determined whether there is any merit to the SDNY’s claims nor can it determine the extent of any potential liability. While management cannot predict the outcome of these matters at this time, the ultimate outcome could be material to our business, financial condition, results of operations, and cash flows.
As previously disclosed, on September 7, 2018, the Securities and Exchange Commission (“SEC”) filed a lawsuit in the Southern District of New York (the “SEC Complaint”) against a number of individuals and entities (the “Defendants”), including the Company and its CEO and Chairman, Phillip Frost (“Dr. Frost”). The SEC alleged, among other things, that the Company (i) aided and abetted an illegal “pump and dump” scheme perpetrated by a number of the Defendants, and (ii) failed to file required Schedules 13D or 13G with the SEC. On December 27, 2018, the Company announced that the Company and Dr. Frost entered into settlement agreements with the SEC, resolving the SEC Complaint. Pursuant to the settlement, and without admitting or denying any of the allegations of the Complaint, the Company is enjoined from violating Section 13(d) of the Exchange Act and paid a $100,000 penalty. Liability under Section 13(d) can be established without any showing of wrongful intent or negligence. The settlement was approved by the Court in January 2019.
The Company also agreed to, within certain stipulated time periods: (i) establish a Management Investment Committee (“MIC”) that will make recommendations to an Independent Investment Committee (“IIC”) of the Board of Directors in connection with existing and future strategic minority investments; and (ii) retain an Independent Compliance Consultant (“ICC”) to (a) advise the Company on whether filings pursuant to Section 13(d) for previous strategic investments made at the suggestion of or in tandem with Dr. Frost should be amended or made to reflect group membership with Dr. Frost and his related entities; (b) review the Company’s existing policies and procedures relating to compliance with Section 13(d) of the Exchange Act; and (c) review the independence of the MIC and IIC of the Board of Directors solely for purposes of the handling of strategic minority investments. The ICC will report its findings to the SEC within fifteen (15) days of completion of its work, and the Company will certify its compliance with these undertakings in writing.
Under the terms of the settlement between the SEC and Dr. Frost, and without admitting or denying any of the allegations in the Complaint, Dr. Frost agreed to injunctions from violations of Sections 5(a) and (c) and 17(a)(2) of the Securities Act, claims which may be satisfied by strict liability and negligence, respectively, and Section 13(d) of the Exchange Act, also a strict liability claim; to pay approximately $5.5 million in penalty, disgorgement and pre-judgment interest, which has been paid; and to be prohibited, with certain exceptions, from trading in penny stocks.

Following the SEC’s announcement of the SEC Complaint, a number of class actions and derivative suits were filed concerning the allegations in the SEC Complaint and related matters.
On or about September 12, 2018, Jason Kerznowski (“Kerznowski”), a purported stockholder, filed a putative class action lawsuit in the United States District Court for the District of New Jersey against the Company and certain of its current and former executive officers (the “Kerznowski Lawsuit”). This lawsuit was brought by Kerznowski both individually and on behalf of a putative class of the Company’s stockholders, claiming that in connection with the facts and circumstances underlying the allegations in the SEC Complaint, the Company engaged in fraudulent conduct and made false and misleading statements of material fact or omitted to state material facts necessary to make the statements made not misleading. The Kerznowski Lawsuit seeks to declare the action to be a class action and certify Kerznowski as the class representative, monetary damages, including prejudgment and post judgment interest, an award of reasonable attorneys’ fees, expert fees, and other costs, and such other relief as the Court may deem just and proper. On February 4, 2019, the United States District Court for the District of New Jersey appointed the Amitim Funds as lead plaintiffs and transferred the action to the United States District Court for the Southern District of Florida.
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
On or about September 17, 2018, Adsport, Inc. (“Adsport”), a purported stockholder, filed a putative class action lawsuit in the United States District Court for the Southern District of New York against the Company and Dr. Frost (the “Adsport Lawsuit”). This lawsuit was brought by Adsport individually and on behalf of a putative class of the Company’s stockholders, claiming that in connection with the facts and circumstances underlying the allegations in the SEC Complaint, the Company engaged in fraudulent conduct and made false and misleading statements of material fact or omitted to state material facts necessary to make the statements made not misleading. The Adsport Lawsuit seeks to declare the action to be a proper class action, monetary damages, including interest, an award of reasonable costs, and such equitable/injunctive relief as the Court may deem proper. On December 26, 2018, the Adsport Lawsuit was transferred to the United States District Court for the Southern District of Florida, which stayed and administratively closed the action on January 4, 2019.
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

On or about September 27, 2018, Frank Lipsius (“Lipsius”), a purported stockholder, filed a shareholder derivative complaint in the Circuit Court of the Eleventh Judicial Circuit of Florida serving Miami-Dade County against the Company as a nominal defendant, certain of the Company’s current and former executive officers, and members of its Board of Directors (the “Lipsius Lawsuit”). This lawsuit was brought by Lipsius and alleges breach of fiduciary duty against the officers and directors named therein, based on the allegations raised by the SEC in the SEC Lawsuit that the Company made misleading statements, and failed to maintain proper internal controls. The Lipsius Lawsuit seeks to declare that Lipsius maintain the action on behalf of the Company and that Lipsius is a proper and adequate representative of the Company, to direct the Company to improve its corporate governance and internal procedures, monetary damages, restitution, an award of reasonable attorneys’ fees and expert fees and other costs, and such additional or different relief as the Court may deem just and proper. On November 21, 2018, Lipsius and Louis Alexander filed a motion to consolidate the Lipsius Lawsuit and Alexander Lawsuit (defined below). On December 14, 2018, the Company and the other defendants named in the Lipsius Lawsuit and the Alexander Lawsuit filed a motion to dismiss the Lipsius and Alexander Lawsuits arguing that the case should be adjudicated in Delaware, or, in the alternative, stayed pending resolution of the various pending actions in federal and Delaware state court.
On or around September 27, 2018, the Company received a demand for the inspection of the books and records of the Company from counsel representing Jamie Gewirtz and Emily Gewirtz Stiebel (“Gewirtz/Stiebel”), each a purported stockholder of the Company, based on the allegations raised by the SEC in the SEC Complaint. On or around December 4, 2018, Gewirtz/Stiebel filed a shareholder derivative complaint in the Court of Chancery of the State of Delaware against the Company, as a nominal defendant, certain of the Company’s current executives and officers, and certain of the Company’s current and former members of its Board of Directors (the “Gewirtz/Stiebel Lawsuit”). The Gewirtz/Stiebel Lawsuit alleges breach of fiduciary duty against the officers and directors named therein based on the allegations raised by the SEC in the SEC Complaint. The Gewirtz/Stiebel Lawsuit seeks to declare that Gewirtz/Stiebel may maintain the action on behalf of the Company and that Gewirtz/Stiebel are proper and adequate representatives of the Company, a finding that the defendants breached their fiduciary duties, to have the defendants disgorge certain remuneration received from the Company, to direct the defendants to account for all damages sustained or to be sustained by the Company and all profits obtained by the alleged wrongdoing, have the Company improve its internal controls, equitable and injunctive relief, an award of monetary damages, including pre- and post-judgment interest, an award of reasonable attorneys’, expert witness fees and other costs, and such other and further relief as the Court deems just and proper.
On or about October 2, 2018 Andy Yu (“Yu”), a purported stockholder, filed a shareholder derivative complaint in the United States District Court for the Southern District of Florida against the Company as a nominal defendant, certain of the Company’s current and former executive officers, certain current and former members of its Board of Directors, and Frost Gamma Investments Trust (the “Yu Lawsuit”). The Yu Lawsuit alleges breach of fiduciary duty against the officers and directors named therein based on the allegations raised by the SEC in the SEC Complaint, unjust enrichment, and that the Company made false and misleading statements of material fact or omitted to state material facts necessary to make the statements made not misleading and failed to maintain effective internal controls. The Yu Lawsuit seeks to declare that Yu maintain the action on behalf of the Company and that Yu is a proper and adequate representative of the Company, to direct the Company to improve its corporate governance and internal procedures, monetary damages, restitution, an award of reasonable attorneys’ fees and expert fees and other costs, and such additional or different relief as the Court may deem just and proper. On December 14, 2018, the Company and the other defendants named in the Yu Lawsuit filed a motion to stay proceedings pending resolution of the SEC Complaint, the federal securities class actions and the various stockholder derivative actions in Delaware, and also requested an enlargement of time to respond to the Yu Lawsuit pending resolution of such motion to stay. On January 9, 2019, the United States District Court for the Southern District of Florida granted the defendants’ motion for an enlargement of time to respond to the Yu Lawusit pending resolution of the motion to stay until May 4, 2019.
On or about October 8, 2018 Paul Camhi (“Camhi”), a purported stockholder, filed a putative class action lawsuit in the United States District Court for the Southern District of Florida against the Company and Dr. Frost (the “Camhi Lawsuit”). The Camhi Lawsuit was brought by Camhi individually and on behalf of a putative class of the Company’s stockholders, claiming that in connection with the facts and circumstances underlying the allegations in the SEC Complaint, the Company engaged in fraudulent conduct and made false and misleading statements of material fact or omitted to state material facts necessary to make the statements made not misleading. The Camhi Lawsuit seeks to declare the action to be a class action,to certify Camhi as the class representative, and to award monetary damages, including prejudgment and post judgment interest, an award of reasonable attorneys’ fees, and such other relief as the Court may deem just and proper. On November 28, 2018, Camhi voluntarily dismissed the Camhi Lawsuit.
On or around October 10, 2018, counsel for plaintiffs filed a Consolidated Complaint for Violations or the Federal Securities Laws against MabVax Therapeutics, Inc. in the United States District Court of the Southern District of California, in which the Company and its CEO, Phillip Frost, M.D, were also named as a defendants. This lawsuit was brought by a purported holder of MabVax’s securities, both individually and on behalf of a putative class of the MabVax’s stockholders, based on the allegations raised by the SEC in its lawsuit filed against the Company and others on September 7, 2018. The lawsuit seeks to declare the action to be a class action, monetary damages in an amount to be proven at trial, including interest thereon, an award of reasonable costs and expenses, including counsel fees and expert fees, and such other and further relief as the Court may deem just and proper. On November 13, 2018, the case was voluntarily dismissed without prejudice.
On or about October 15, 2018 Richard Tunick (“Tunick”), a purported stockholder, filed a shareholder derivative complaint in the Court of Chancery of the State of Delaware against the Company as a nominal defendant, Dr. Frost and the Company’s Board of Directors (the “Tunick Lawsuit”). The Tunick Lawsuit alleges breach of fiduciary duty based on the allegations raised by the SEC in the SEC Complaint. The lawsuit seeks to declare the action a proper derivative action, monetary damages, equitable and injunctive relief, to direct the Company to improve its internal controls and Board oversight , an award of reasonable attorneys’ fees and expert fees, and such other and further relief as the Court deems just and proper. On February 11, 2019, a Verified Consolidated Derivative Complaint was filed in the Court of Chancery of the State of Delaware (the “Consolidated Delaware Action”) consolidating this matter with the Gewirtz/Stiebel Lawsuit, Lutzker Lawsuit(as defined below), Davis Lawsuit (as defined below), and the Pawlenko/Breuninger Lawsuit (as defined below). Gewirtz/Stiebel, Tunick, Lutzker, and Davis were named as Co-Lead Plaintiffs in the filing. On February 12, 2019, the Company and the other defendants named in the Consolidated Delaware Action, filed a motion to stay proceedings pending resolution of the federal securities class actions. On February 19, 2019, the Company and the other defendants named in the Consolidated Delaware Action, filed their opening brief in support of their motion to stay.
On November 1, 2018, Lisette Demetriades (“Demetriades”), a purported stockholder, filed a shareholder derivative complaint in the United States District Court for the Southern District of Florida against the Company as a nominal defendant, certain of the Company’s current and former executive officers, certain current and former members of its Board of Directors, and Frost Gamma Investment Trust (the “Demetriades Lawsuit”). The Demetriades Lawsuit alleges breach of fiduciary duty against the officers and directors named therein, based on the allegations raised by the SEC in the SEC Lawsuit, unjust enrichment, violations of the federal securities laws, that the individual defendants and Frost Gamma Investment Trust caused the Company made false and misleading statements of material fact or omitted to state material facts necessary to make the statements made not misleading, and the Company failed to maintain effective internal controls. The lawsuit seeks to declare the action a proper derivative action, monetary damages, to direct the Company to improve its internal controls and Board oversight concerning investments and self-dealing, restitution and disgorgement of profits, an award of reasonable attorneys’ fees and experts’ fees, and such other and further relief as the Court deems just and proper. On December 14, 2018, the Company and the other defendants named in the Demetriades Lawsuit filed a motion to stay proceedings pending resolution of the SEC Complaint, the federal securities class actions and the various stockholder derivative actions in Delaware, and subsequently, on January 10, 2019, requested an enlargement of time to respond to the Demetriades Lawsuit pending resolution of such motion to stay. On January 16, 2019, the United States District Court for the Southern District of Florida granted the defendants’ motion for an enlargement of time to respond to the Demetriades complaint pending resolution of the motion to stay.
On or about November 2, 2018, Louis T. Alexander (“Alexander”), a purported stockholder, filed a shareholder derivative complaint in the Circuit Court of the Eleventh Judicial Circuit of Florida serving Miami-Dade County against the Company, as a nominal defendant, Dr. Frost, certain current and former members of the Company’s Board of Directors and executive officers (the “Alexander Lawsuit”). The Alexander Lawsuit alleges breach of fiduciary duty against the officers and directors named therein, based on the allegations raised by the SEC in the SEC Lawsuit. The lawsuit seeks to declare that the Alexander maintain the action on behalf of the Company and that Alexander is a proper and adequate representative of the Company, monetary damages, to have the Company improve its corporate governance and internal procedures, a restitution award to the Company and disgorgement of profits, benefits and other compensation, an award of reasonable attorneys’ fees, accountants’ and experts’ fees, costs and expenses, and such other relief as the Court deems just and proper. On November 21, 2018, Lipsius and Alexander filed a motion to consolidate the Lipsius and Alexander Lawsuits. On December 14, 2018, the Company and the other defendants named in the Lipsius Lawsuit and the Alexander Lawsuit filed a motion to dismiss the Lipsius and Alexander Lawsuits arguing that the cases should be adjudicated in Delaware, or, in the alternative, stayed pending resolution of the various pending actions in federal and Delaware state court.
On or about November 7, 2018, Esther Susan Lutzker (“Lutzker”), a purported stockholder, filed a shareholder derivative complaint in the Court of Chancery of the State of Delaware against the Company as a nominal defendant and certain members of the Company’s Board of Directors (the “Lutzker Lawsuit”). This lawsuit was brought by Lutzker and alleges breach of fiduciary duty against the directors named therein, based on the allegations raised by the SEC in the SEC Complaint, and that the Company made false and misleading statements and failed to maintain effective internal controls. The Lutzker Lawsuit seeks to declare that Lutzker maintain the action on behalf of the Company, that Lutzker is a proper and adequate representative of the Company, monetary damages, appropriate equitable relief, an award of costs and disbursements, including reasonable attorneys’, accountants’, and experts’ fees costs and expenses, and such other and further relief as the Court may deem just and proper. On February 11, 2019, a Verified Consolidated Derivative Complaint was filed in the Court of Chancery of the State of Delaware consolidating this matter with the Gewirtz/Stiebel Lawsuit, Tunick Lawsuit, Davis Lawsuit, and Pawlenko/

Breuninger Lawsuit. Gewirtz/Stiebel, Tunick, Lutzker, and Davis were named as Co-Lead Plaintiffs in the filing. On February 12, 2019, the Company and the other defendants named in the Consolidated Delaware Action, filed a motion to stay proceedings pending resolution of the federal securities class actions. On February 19, 2019, the Company and the other defendants named in the Consolidated Delaware Action filed their opening brief in support of their motion to stay.
On or about November 14, 2018, Sammy Lee (“Lee”), a purported stockholder, filed a shareholder derivative complaint in the United States District Court for the Southern District of Florida against the Company as a nominal defendant, Dr. Frost, Frost Gamma Investments Trust, an entity controlled by Dr. Frost, and certain of the Company’s current and former executive officers, and current and former members of its Board of Directors (the “Lee Lawsuit”). The Lee Lawsuit alleges breach of fiduciary duty based on the allegations raised by the SEC in the SEC Complaint, unjust enrichment, violations of the federal securities laws, and that the Company made false and misleading statements and failed to maintain effective internal controls. The lawsuit seeks to declare that Lee maintain the action on behalf of the Company and that Lee is a proper and adequate representative of the Company, to declare that the defendants breached or aided and abetted the breach of their fiduciary duties to the Company, monetary damages to the Company together with pre-judgment and post-judgment interest thereon, to have the Company improve its corporate governance and internal procedures, a restitution award to the Company, an award of reasonable attorneys’ fees, experts’ fees, costs and expenses, and such other and further relief as the Court may deem just and proper. The action was dismissed sua sponte by the Judge for failure to state a claim. The lawsuit was amended and refiled on November 30, 2018.
On or around December 4, 2018, the Company received a demand for the inspection of the books and records of the Company from counsel representing Ivan Pawlenko (“Pawlenko”), a stockholder of the Company, based on the allegations raised by the SEC in the SEC Complaint. On or around December 5, 2018, the Company received a demand for the inspection of the books and records of the Company from counsel representing Martin Breuninger (“Breuninger”), a stockholder of the Company, based on the allegations raised by the SEC in the SEC Complaint. Pawlenko and Breuninger are represented by the same counsel. The Company is providing the requested documents to counsel. On or about January 29, 2019, Pawlenko and Breuninger jointly filed a shareholder derivative complaint in the Court of Chancery of the State of Delaware against the Company as a nominal defendant,Dr. Frost, and certain former and current members of the Company’s Board of Directors (the “Pawlenko/Breuninger Lawsuit”). This lawsuit alleges breach of fiduciary duty based on the allegations raised by the SEC in the SEC Complaint. The lawsuit seeks to declare that the action is a proper derivative action and that plaintiffs are proper and adequate representatives of the Company’s interests, a finding that the defendants breached their fiduciary duties, to have the defendants disgorge all gains received and repayment of same to the Company, award monetary damages to the Company, including pre- and post-judgment interest, equitable relief sufficient to remedy alleged harms, an award of the costs, expenses, and disbursements of the action, including any attorneys’ and experts’ fees, including pre- and post-judgment interest, and such other relief as the Court deems just, equitable, and proper. On February 11, 2019, a Verified Consolidated Derivative Complaint was filed in the Court of Chancery of the State of Delaware consolidating this matter with the Gewirtz/Stiebel Lawsuit, Tunick Lawsuit, Lutzker Lawsuit, and Davis Lawsuit. Gewirtz/Stiebel, Tunick, Lutzker, and Davis were named as Co-Lead Plaintiffs in the filing. On February 12, 2019, the Company and the other defendants named in the Consolidated Delaware Action, filed a motion to stay proceedings pending resolution of the federal securities class actions. On February 19, 2019, the Company and the other defendants named in the Consolidated Delaware Action, filed their opening brief in support of their motion to stay.
On or about December 17, 2018, Thaddeus R. Sobieski and Donnis W. King, purported stockholders of the Company, filed a shareholder derivative complaint in the United States District Court for the Southern District of Florida against the Company as a nominal defendant, Dr. Frost, Frost Gamma Investments Trust, and certain of the Company’s current and former executive officers, and current and former members of its Board of Directors (the “Sobieski King Lawsuit”). The Sobieski King Lawsuit alleges breach of fiduciary duty based on the allegations raised by the SEC in the SEC Complaint, violations of the federal securities laws, unjust enrichment, waste of corporate assets, and that the Company made false and misleading statements and failed to maintain effective internal controls. The lawsuit seeks to declare that the action is a proper derivative action, breach of fiduciary duties, an award monetary damages to the Company, requires the current and former directors named as defendants to remit to the Company all salaries and other compensation received during the period of alleged breach of fiduciary duties, to have the Company improve its corporate governance and internal procedures, an award of pre-judgement and post- judgement interest, reasonable attorneys’ fees, experts’ fees, costs and expenses, and such other and further relief as the Court may deem just and proper. On February 19, 2019, the Company and other defendants named in the Sobieski Lawsuit filed an unopposed motion to stay proceedings pending resolution of the federal securities class actions and for an enlargement of time to respond to the Sobieski complaint.
On December 31, 2018, Connie Wendt (“Wendt”), a purported stockholder, filed a shareholder derivative complaint in the United States District Court for the Southern District of Florida against the Company as a nominal defendant, certain of its current and former executive officers, certain current and former members of its Board of Directors, Frost Gamma Investments Trust, and certain other individuals and an entity named in the SEC Complaint (the “Wendt Lawsuit”). Wendt Lawsuit alleges breach of fiduciary duties, unjust enrichment, violations of the federal securities laws, and breach of fiduciary duties for insider selling and misappropriation of information. The lawsuit seeks to declare that Wendt maintain the action on behalf of the Company and that Wendt is a proper and adequate representative of the Company, declare that each of the Company’s named officers and directors breached their fiduciary duties to the Company, monetary damages, disgorgement of alleged profits, an award of costs and disbursements including reasonable attorneys’ fees, accountants’ and experts’ fees and costs and expenses, and such other and further relief as the Court deems just and proper.
On or around November 7, 2018, the Company received a demand for the inspection of the books and records of the Company from counsel representing Vivian Davis (“Davis”), a stockholder of the Company, based on the allegations raised by the SEC in the SEC Complaint. The Company provided the requested documents to Davis’ counsel. On or about January 18, 2019, Davis, a purported stockholder, filed a shareholder derivative complaint in the Court of Chancery of the State of Delaware against the Company as a nominal defendant, Dr. Frost, and members of its Board of Directors (the “Davis Lawsuit”). The Davis Lawsuit alleges breach of fiduciary duty based on the allegations raised by the SEC in the SEC Complaint. The Davis Lawsuit seeks a finding of breach of fiduciary duties, extraordinary equitable and injunctive relief, disgorgement, an award of reasonable attorneys’, accountants’, and experts’ fees, costs and expenses, and such other further relief as the Court deems just and proper. On February 11, 2019, a Verified Consolidated Derivative Complaint was filed in the Court of Chancery of the State of Delaware consolidating this matter with the Gewirtz/Stiebel Lawsuit, Tunick Lawsuit, Lutzker Lawsuit, and the Pawlenko/Breuninger Lawsuit. Gewirtz/Stiebel, Tunick, Lutzker, and Davis were named as Co-Lead Plaintiffs in the filing. On February 12, 2019, the Company and the other defendants named in the Consolidated Delaware Action, filed a motion to stay proceedings pending resolution of the federal securities class actions. On February 19, 2019, the Company and the other defendants named in the Consolidated Delaware Action, filed their opening brief in support of their motion to stay.
On or around January 28, 2019, Robert Davydov (“Davydov”), a purported stockholder, filed a shareholder derivative complaint in the Circuit Court of the Eleventh Judicial Circuit of Florida serving Miami-Dade County against the Company as a nominal defendant and the certain members of its Board of Directors (the “Davydov Lawsuit”). The Davydov Lawsuit alleges breach of fiduciary duty based on the allegations raised by the SEC in the SEC Complaint, corporate waste and unjust enrichment. The Davydov Lawsuit seeks to declare that Davydov may maintain the action on behalf of the Company and that Davydov is a proper and adequate representative of the Company, to declare that the defendants breached and/or aided and abetted the breach of their fiduciary duties, an award of monetary damages, restitution, an award of reasonable attorneys’ fees and expert witness fees and other costs, and such other and further equitable relief as the Court deems just and proper.
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
Our Common Stock is traded publicly on the NASDAQ Stock Market (“NASDAQ”) and the Tel Aviv Stock Exchange under the symbol “OPK”.
The following table sets forth for the periods indicated the high and low sales prices per share of our Common Stock during each of the quarters set forth below as reported on the NASDAQ :

	High	Low
2018
First Quarter	$5.14	$2.66
Second Quarter	5.02	2.91
Third Quarter	6.40	3.21
Fourth Quarter	3.92	2.34
2017
First Quarter	$9.55	$7.13
Second Quarter	8.04	5.99
Third Quarter	7.24	5.85
Fourth Quarter	7.08	4.50
As of February 15, 2019, there were approximately 480 holders of record of our Common Stock.
We have not declared or paid any cash dividends on our Common Stock. No cash dividends have been previously paid on our Common Stock and none are anticipated in fiscal 2019.

Stock Performance Graph
The following graph compares the five-year cumulative total return of our Common Stock with the S&P 500 Index and the NASDAQ Biotechnology Index. The graph assumes $100 invested on December 31, 2013 in our Common Stock and in each of the foregoing indices. The stock price performance reflected in the graph below is not necessarily indicative of future price performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

$180
$160
$140
$120
$100
$80
$60
$40
$20
$0
12/13
12/14
12/15
12/16
12/17
12/18
Opko Health Inc
S&P 500
NASDAQ Biotechnology

*$100 invested on 12/31/13 in stock or index, including reinvestment of dividends.

	12/31/2013	12/31/2014	12/31/2015	12/31/2016	12/31/2017	12/31/2018
OPKO Health, Inc.	$100.00	$118.36	$119.08	$110.19	$58.06	$35.66
S&P 500	100.00	113.69	115.26	129.05	157.22	150.33
NASDAQ Biotechnology	100.00	131.71	140.56	112.25	133.67	121.24
Recent Sales of Unregistered Securities
All recent sales of unregistered securities were previously disclosed in a Current Report on Form 8-K or Quarterly Report on Form 10-Q.

ITEM 6.     SELECTED FINANCIAL DATA.
The following selected historical consolidated statement of operations data for the years ended December 31, 2018, 2017, 2016, 2015 and 2014 and the consolidated balance sheet data as of December 31, 2018, 2017, 2016, 2015 and 2014, below are derived from our audited consolidated financial statements and related notes thereto. This data should be read in conjunction with our “Management’s Discussion and Analysis of Financial Condition and Results of Operation” and our consolidated financial statements and the related notes thereto.
Effective January 1, 2018, we adopted Accounting Standards Codification Topic 606, Revenue from Contracts with Customers, using the full retrospective transition method. The information contained in the table below for the years ended December 31, 2017, 2016 and 2015 has been adjusted to to reflect our retrospective adoption of Topic 606. For further discussion on the impact of adopting Topic 606, refer to Note 2 to the Consolidated Financial Statements, “Summary of Significant Accounting Policies.” The information for the year ended December 31, 2014 has not been adjusted to reflect the impact of the adoption of ASC 606.

	For the years ended December 31,
(In thousands, except share and per share information)	2018	2017	2016	2015	2014
Statement of operations data:
Revenues	$990,266	$966,006	$1,117,494	$447,517	$91,125
Costs and expenses:
Cost of revenue	604,636	620,130	611,482	235,239	48,009
Operating expenses	556,827	622,318	602,563	332,858	188,931
Total costs and expenses	1,161,463	1,242,448	1,214,045	568,097	236,940
Operating loss	(171,197)	(276,442)	(96,551)	(120,580)	(145,815)
Other income and (expense), net	(6,072)	4,518	(271)	(39,517)	(25,212)
Income tax benefit (provision)	38,726	(18,855)	56,115	113,675	(24)
Net loss	(153,040)	(305,250)	(48,359)	(53,527)	(174,638)
Net loss attributable to common shareholders	$(153,040)	$(305,250)	$(48,359)	$(52,127)	$(171,666)
Loss per share:
loss per share, basic	$(0.27)	$(0.55)	$(0.09)	$(0.11)	$(0.41)
loss per share, diluted	$(0.27)	$(0.55)	$(0.10)	$(0.11)	$(0.41)
Weighted average number of common shares outstanding basic:	563,143,663	559,160,565	550,846,553	488,065,908	422,014,039
Weighted average number of common shares outstanding diluted:	563,143,663	559,160,565	555,605,448	488,065,908	422,014,039
Balance sheet data:
Total assets	$2,451,072	$2,589,956	$2,766,619	$2,799,188	$1,267,664
Long-term liabilities	$371,460	$434,304	$480,166	$614,423	$348,812
Total shareholders’ equity	$1,791,291	$1,843,623	$2,046,433	$1,957,695	$835,741

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
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
OVERVIEW
We are a diversified healthcare company that seeks to establish industry-leading positions in large and rapidly growing medical markets. Our diagnostics business includes BioReference Laboratories (“BioReference”), the nation’s third-largest clinical laboratory with a core genetic testing business and an almost 300-person sales and marketing team to drive growth and leverage new products, including the 4Kscore prostate cancer test. Our pharmaceutical business features Rayaldee, an FDA-approved treatment for secondary hyperparathyroidism (“SHPT”) in adults with stage 3 or 4 chronic kidney disease (“CKD”) and vitamin D insufficiency (launched in November 2016), OPK88004, a selective androgen receptor modulator which we have studied for benign prostatic hyperplasia, but for which we are exploring other indications, and OPK88003, a once or twice weekly oxyntomodulin for type 2 diabetes and obesity which is a clinically advanced drug candidate among the new class of GLP-1 glucagon receptor dual agonists (phase 2b). Our pharmaceutical business also features hGH-CTP, a once-weekly human growth hormone injection (in phase 3 and partnered with Pfizer).
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
RECENT DEVELOPMENTS
In February 2019, we issued $200.0 million aggregate principal amount of Convertible Senior Notes due 2025 (the “2025 Convertible Notes”) in an underwritten public offering. The 2025 Convertible Notes will bear interest at a rate of 4.50% per year, payable semiannually in arrears on February 15 and August 15 of each year, beginning on August 15, 2019. The notes mature on February 15, 2025, unless earlier repurchased, redeemed or converted.
On February 1, 2019, we announced that the FDA has approved our point-of-care Sangia Total PSA Test using the Claros 1 Analyzer. The product is indicated to quantitatively measure total PSA in whole blood from a fingerstick of blood collected by a healthcare professional and is used in conjunction with a digital rectal exam as an aid in the detection of prostate cancer in men aged 50 years and older. We are evaluating commercialization strategies for the PSA test on the Claros 1 Analyzer, including the expansion of the test menu, prior to commercialization.
On January 31, 2019, we announced that Novitas Solutions, Inc. has issued a notice of a future non-coverage determination for the 4Kscore test to be effective March 20, 2019. The notice released by Novitas does not appear to be different from the draft local coverage determination released by Novitas on May 18, 2018. We are evaluating options to appeal the decision and undertake other steps with the U.S. Centers for Medicare & Medicaid Services (CMS) in an effort to have this determination rescinded or reversed. We are also developing a strategy to obtain FDA approval for the 4Kscore test, among other efforts, to assist in securing broad reimbursement coverage.
On December 27, 2018, we announced that both the Company and Dr. Frost, entered into settlement agreements with the Securities and Exchange Commission (the “Commission”), subject to court approval, resolving the complaint filed by the

Commission against the Company and Dr. Frost in the U.S. District Court for the Southern District of New York on September 7, 2018. Pursuant to the settlement, and without admitting or denying any of the allegations of the Complaint, the Company is enjoined from violating Section 13(d) of the Exchange Act and paid a $100,000 penalty. Liability under Section 13(d) can be established without any showing of wrongful intent or negligence. The settlement was approved by the Court in January 2019.
On November 8, 2018, we entered into stock purchase agreements with certain investors pursuant to which we agreed to sell to such investors in private placements an aggregate of approximately 26.5 million shares of our common stock at a purchase price of $3.49 per share, which was the closing bid price of our Common Stock on the NASDAQ on such date, for an aggregate purchase price of $92.5 million.
On November 8, 2018, we entered into a credit agreement with an affiliate of Dr. Frost, pursuant to which the lender committed to provide us with an unsecured line of credit in the amount of $60 million. The credit agreement was terminated on or around February 20, 2019 and amounts borrowed during 2019 were repaid from the proceeds of the 2025 Convertible Notes offering. Borrowings under the line of credit bore interest at a rate of 10% per annum and could be repaid and reborrowed at any time. The credit agreement included various customary remedies for the lender following an event of default, including the acceleration of repayment of outstanding amounts under line of credit. The line of credit would have matured on November 8, 2023.
RESULTS OF OPERATIONS
For The Years Ended December 31, 2018 and December 31, 2017
Effective January 1, 2018, we adopted Accounting Standards Codification Topic 606, Revenue from Contracts with Customers, using the full retrospective transition method. Under this method, we have revised our Consolidated Financial Statements for the years ended December 31, 2017 and 2016, as if Topic 606 had been effective for those periods. For further discussion on the impact of adopting Topic 606, refer to Note 2 to the Consolidated Financial Statements, “Summary of Significant Accounting Policies.”

Revenues	For the years ended December 31,
(In thousands)	2018	2017	Change
Revenue from services	$813,248	$782,710	$30,538
Revenue from products	107,112	107,759	(647)
Revenue from transfer of intellectual property and other	69,906	75,537	(5,631)
Total revenues	$990,266	$966,006	$24,260
Revenue from services for the year ended December 31, 2018 increased approximately $30.5 million compared to the year ended December 31, 2017. The increase in revenue from services is attributable to reduced adjustments to estimated collection amounts from third-party payors as discussed in the paragraph below. Revenue from services for the year ended December 31, 2017 was also negatively affected by claims of overpayment as a result of payor error of approximately $30.0 million. In addition, Revenue from services for the year ended December 31, 2018 increased by $12.9 million from improved collections for our clinical testing resulting from improvements in our billing cycle and $4.7 million from higher volume in our genomics testing. Partially offsetting these increases, Revenue from services for the year ended December 31, 2018 was negatively affected by $24.5 million as a result of changes in clinical test volumes as a result of increased competition, reduced clinical reimbursement of $15.6 million due to PAMA which came into effect in January 2018, and reduced genomics reimbursement of $11.6 million as a result of an increase in denial rates and changes to medical and procedural requirements.
Estimated collection amounts are subject to the complexities and ambiguities of billing, reimbursement regulations and claims processing, as well as issues unique to Medicare and Medicaid programs, and require us to consider the potential for retroactive adjustments when estimating variable consideration in the recognition of revenue in the period the related services are rendered. For the year ended December 31, 2018, adjustments to estimated collection amounts from third-party payors decreased revenue by $22.8 million compared to $66.0 million in 2017. For the year ended December 31, 2017, approximately $35.1 million of adjustments related to our genomics testing and approximately $30.9 million related to our clinical testing. The adjustments for our genomics testing in 2017 primarily relate to changes in payor medical and procedural requirements for our genomics testing and the adjustments for our clinical testing in 2017 and 2018 primarily relate to delays in the billing cycle resulting from our implementation of a new clinical testing billing system in late 2016 as well as reduced clinical reimbursement as discussed above.

We may have an obligation to reimburse Medicare, Medicaid, and third-party payors for overpayments regardless of fault. We have periodically identified and reported overpayments, reimbursed payors for overpayments and taken what we believe to be appropriate corrective action. Settlements with third-party payors for retroactive adjustments due to audits, reviews or investigations are considered variable consideration and are included in the determination of the estimated transaction price for providing services. These settlements are estimated based on the terms of the payment agreement with the payor, correspondence from the payor and our historical settlement activity, including an assessment of the probability a significant reversal of cumulative revenue recognized will occur when the uncertainty is subsequently resolved. Estimated settlements are adjusted in future periods as adjustments become known (that is, new information becomes available), or as years are settled or are no longer subject to such audits, reviews, and investigations. During the year ended December 31, 2017, a payor informed us it had overpaid BioReference due to an error on its part over a period of several years, including multiple years prior to the acquisition of BioReference by OPKO in August 2015. For the years ended December 31, 2018 and 2017, Revenue from services was reduced by approximately $8.1 million and $30.0 million, respectively, related to claims of overpayment.
The composition of Revenue from services by payor for the years ended December 31, 2018 and 2017 is as follows:

	For the years ended December 31,
(In thousands)	2018	2017
Healthcare insurers	$370,096	$368,628
Government payors	271,590	264,493
Client payors	150,259	128,867
Patients	21,303	20,722
Total	$813,248	$782,710
Overall, Revenue from products for the year ended December 31, 2018 was consistent with the comparative period in 2017 as an increase in sales of Rayaldee of $20.3 million in the year ended December 31, 2018 compared to $9.1 million in the year ended December 31, 2017, was partially offset by a decrease in revenue at FineTech and in Chile. Revenue from transfer of intellectual property for the years ended December 31, 2018 and 2017 principally reflected $60.0 million and $61.2 million, respectively, of revenue related to the Pfizer Transaction. Revenue from transfer of intellectual property for the years ended December 31, 2018 and 2017, also reflects $2.0 million and $10.0 million, respectively, of revenue from milestone payments from our licensees, VFMCRP and TESARO.
Costs of revenue. Costs of revenue for the year ended December 31, 2018 decreased $15.5 million compared to 2017. Cost of service revenue decreased in 2018 due to a decrease in volume and employee related costs for clinical testing at BioReference. The decrease in cost of product revenue is attributable to $5.4 million of inventory obsolescence expense recognized in 2017 related primarily to the launch of Rayaldee and to changes in the product mix of items sold during the period. Cost of revenue for the years ended December 31, 2018 and 2017 were as follows:

Cost of Revenue	For the years ended December 31,
(In thousands)	2018	2017	Change
Cost of service revenue	$546,654	$558,953	$(12,299)
Cost of product revenue	57,982	61,177	(3,195)
Total cost of revenue	$604,636	$620,130	$(15,494)
Selling, general and administrative expenses. Selling, general and administrative expenses for the years ended December 31, 2018 and 2017 were $358.3 million and $414.6 million, respectively. The decrease in selling, general and administrative expenses was primarily due to decreased expenses at BioReference due to planned cost reduction initiatives and to a decrease in corporate expenses, which was partially offset by $9.6 million of expenses related to the defense and investigation of actions brought by the U.S. Securities and Exchange Commission, which were settled in December 2018. Selling, general and administrative expenses for the year ended December 31, 2017 also reflected higher professional fees related to the implementation of a new billing system at BioReference. Selling, general and administrative expenses for the year ended December 31, 2017 included $8.8 million of expense to write-off certain other current assets. Selling, general and administrative expenses during the years ended December 31, 2018 and 2017 included equity-based compensation expense of $14.7 million and $21.2 million, respectively.

Research and development expenses. Research and development expenses for the years ended December 31, 2018 and 2017 were $125.6 million and $126.4 million, respectively. Research and development costs include external and internal expenses, partially offset by third-party grants and funding arising from collaboration agreements. External expenses include clinical and non-clinical activities performed by contract research organizations, lab services, purchases of drug and diagnostic product materials and manufacturing development costs. We track external research and development expenses by individual program for phase 3 clinical trials for drug approval and PMAs for diagnostics tests, if any. Internal expenses include employee-related expenses such as salaries, benefits and equity-based compensation expense. Other internal research and development expenses are incurred to support overall research and development activities and include expenses related to general overhead and facilities.
The following table summarizes the components of our research and development expenses:

	For the years ended December 31,
	2018	2017
External expenses:
Phase 3 clinical trials	$16,215	$15,339
Manufacturing expense for biological products	39,974	47,737
PMA studies	59	1,089
Earlier-stage programs	15,591	7,620
Research and development employee-related expenses	27,318	29,970
Other internal research and development expenses	27,247	24,680
Third-party grants and funding from collaboration agreements	(818)	—
Total research and development expenses	$125,586	$126,435
Overall research and development expenses for the year ended December 31, 2018 were consistent with the comparative period in 2017 as an increase in research and development expenses related to a once or twice weekly oxyntomodulin for type 2 diabetes and to a selective androgen receptor modulator for benign prostatic hyperplasia were offset by research and development tax credits recognized in 2018. Research and development expenses for the years ended December 31, 2018 and 2017 include equity-based compensation expenses of $4.2 million and $5.1 million, respectively. We expect our research and development expenses to increase as we continue to expand our research and development of potential future products.
Contingent consideration. Contingent consideration for the years ended December 31, 2018 and 2017, were $16.8 million and $3.4 million of income, respectively. The change in contingent consideration was primarily attributable to changes in assumptions regarding the timing of achievement of future milestones for OPKO Renal. The contingent consideration liabilities of $24.6 million at December 31, 2018 related to potential amounts payable to former stockholders of CURNA, OPKO Diagnostics and OPKO Renal pursuant to our acquisition agreements in January 2011, October 2011 and March 2013, respectively.
Amortization of intangible assets. Amortization of intangible assets was $67.9 million and $71.5 million, respectively, for the years ended December 31, 2018 and 2017. Amortization expense reflects the amortization of acquired intangible assets with defined useful lives. Our indefinite lived IPR&D assets will not be amortized until the underlying development programs are completed. Upon obtaining regulatory approval by the U.S. FDA, the IPR&D assets will be accounted for as a finite-lived intangible asset and amortized on a straight-line basis over its estimated useful life.
Asset impairment charges. Asset impairment charges was $21.8 million and $13.2 million, respectively, for the years ended December 31, 2018 and 2017. Asset impairment charges for the year ended December 31, 2018 is related to an impairment charge of $10.1 million to write our IPR&D assets for Alpharen and OPK88004 down to their estimated fair value and a goodwill impairment charge of $11.7 million to write the carrying amount of the FineTech reporting unit down to its estimated fair value due to the loss of a significant customer in 2018. Asset impairment charges for the year ended December 31, 2017 is related to an impairment charge of $13.2 million to write our intangible asset for VARUBI™ down to its estimated fair value.
Interest income. Interest income for the years ended December 31, 2018 and 2017, was not significant as our cash investment strategy emphasizes the security of the principal invested and fulfillment of liquidity needs.
Interest expense. Interest expense for the years ended December 31, 2018 and 2017, was $11.9 million and $6.6 million, respectively. Interest expense is principally related to interest incurred on the 2033 Senior Notes, on BioReference’s outstanding debt under its credit facility and on the 2023 Convertible Notes issued in February 2018. The increase in interest expense for the year ended December 31, 2018 is primarily due to interest incurred on the 2023 Convertible Notes and to higher outstanding debt and interest rates under BioReference’s credit facility in 2018 compared to 2017.
Fair value changes of derivative instruments, net. Fair value changes of derivative instruments, net for the years ended December 31, 2018 and 2017, were $3.0 million and $0.1 million of income, respectively. Derivative income for the year ended December 31, 2018 principally related to the change in fair value of warrants to purchase additional shares of Neovasc. Fair value changes of derivative instruments, net for the year ended December 31, 2017 is primarily related $3.2 million of income due to the change in the fair value of the embedded derivatives in the 2033 Senior Notes, which was partially offset by $2.9 million of expense related to the change in the fair value of warrants and options to purchase additional shares of Neovasc, Inc. (“Neovasc”) and Xenetic Biosciences, Inc. (“Xenetic”).
Other income and (expense), net. Other income and (expense), net for the years ended December 31, 2018 and 2017, were $1.5 million and $10.5 million of income, respectively. Other income for the year ended December 31, 2018 primarily consists of net unrealized gains recognized during the period on equity securities. Other income for the year ended December 31, 2017 primarily consists of a $3.0 million gain on the sale of non-strategic assets at a wholly-owned BioReference subsidiary, a $1.5 million gain on the sale of certain available for sale investments, a $2.5 million gain in connection with the acquisition transaction between Eloxx Pharmaceuticals, Inc. and Sevion Therapeutics, Inc., and a $1.9 million gain in connection with the dilution of our equity method investment in VBI Vaccines Inc. (“VBI”).
Income tax benefit (provision). Our income tax benefit (provision) for the years ended December 31, 2018 and 2017 was $38.7 million, and $(18.9) million, respectively. The change in income tax benefit is primarily a result of our analysis of the realization of deferred tax assets and corresponding release of the valuation allowance associated with U.S. and non-U.S. deferred tax assets. As of December 31, 2017, the Company determined that it was more likely than not that certain U.S. and non-U.S. deferred tax assets would not be realized and recorded a valuation allowance of $28.7 million. On December 22, 2017, the Tax Act was enacted into law and the new legislation reduced the corporate income tax rate from 35% to 21% which required us to remeasure our U.S. deferred tax assets and liabilities and recognize the effect in the period of enactment, resulting in $31.8 million of expense, with an equal offset to valuation allowance.
Loss from investments in investees. We have made investments in other early stage companies that we perceive to have valuable proprietary technology and significant potential to create value for us as a shareholder or member. We account for these investments under the equity method of accounting, resulting in the recording of our proportionate share of their losses until our share of their loss exceeds our investment. Until the investees’ technologies are commercialized, if ever, we anticipate they will report a net loss. Loss from investments in investees was $14.5 million and $14.5 million for the years ended December 31, 2018 and 2017, respectively. Included in Loss from investments in investees for the year ended December 31, 2018 is a charge of $2.9 million to write our investment in InCellDx, Inc. down to its fair value as of December 31, 2018.
For The Years Ended December 31, 2017 and December 31, 2016

Revenues	For the years ended December 31,
(In thousands)	2017	2016	Change
Revenue from services	$782,710	$928,572	$(145,862)
Revenue from products	107,759	83,467	24,292
Revenue from transfer of intellectual property and other	75,537	105,455	(29,918)
Total revenues	$966,006	$1,117,494	$(151,488)
Revenue from services for the year ended December 31, 2017 decreased approximately $145.9 million compared to 2016. The decrease in revenue from services is attributable to approximately $15.5 million of reduced reimbursement within our genomics testing as a result of an increase in denial rates and changes to payor medical and procedural requirements, approximately $35.1 million of adjustments to the estimated collection amounts from third-party payors for our genomics testing, and decreased volume in genomics testing of approximately $1.5 million. Revenue from services also declined by approximately $21.9 million in clinical test volumes as a result of increased competition, approximately $30.9 million related to changes in the estimated collection amounts from third-party payors for our clinical testing and approximately $11.0 million related to lower collections on patient billings for our clinical testing offset in part by improvements in our billing cycle. Revenue from services for the year ended December 31, 2017 was also affected by claims of overpayment as a result of payor error of approximately $30.0 million.
Estimated collection amounts are subject to the complexities and ambiguities of billing, reimbursement regulations and claims processing, as well as issues unique to Medicare and Medicaid programs, and require us to consider the potential for retroactive adjustments when estimating variable consideration in the recognition of revenue in the period the related services are rendered. Actual amounts are adjusted in the period those adjustments become known based on actual collection experience. For the year ended December 31, 2017, changes to estimated collection amounts from third-party payors negatively affected revenue by approximately $35.1 million for our genomics testing and approximately $30.9 million for our clinical testing. The adjustments for our genomics testing primarily relate to changes in payor medical and procedural requirements for our genomics testing. The adjustments for our clinical testing primarily relate to delays in the billing cycle resulting from our implementation of a new clinical testing billing system in late 2016.
We may have an obligation to reimburse Medicare, Medicaid, and third-party payors for overpayments regardless of fault. We have periodically identified and reported overpayments, reimbursed payors for overpayments and taken what we believe to be appropriate corrective action. Settlements with third-party payors for retroactive adjustments due to audits, reviews or investigations are considered variable consideration and are included in the determination of the estimated transaction price for providing services. These settlements are estimated based on the terms of the payment agreement with the payor, correspondence from the payor and our historical settlement activity, including an assessment of the probability a significant reversal of cumulative revenue recognized will occur when the uncertainty is subsequently resolved. Estimated settlements are adjusted in future periods as adjustments become known (that is, new information becomes available), or as years are settled or are no longer subject to such audits, reviews, and investigations. During the year ended December 31, 2017, a payor informed us it had overpaid BioReference due to an error on its part over a period of several years, including multiple years prior to the acquisition of BioReference by OPKO in August 2015. For the year ended December 31, 2017, Revenue from services was reduced by approximately $30.0 million related to claims of overpayment as a result of payor error.
The increase in Revenue from products principally reflects an increase in revenue from OPKO Chile, Spain and EirGen. Revenue from products in 2017 also reflects $9.1 million of revenue from sales of Rayaldee, which was launched in the U.S. in November 2016. Revenue from transfer of intellectual property decreased as a result of $50.0 million of revenue from the initial payment in the VFMCRP Agreement for the year ended December 31, 2016, which was partially offset by $10.0 million of revenue from a milestone payment from our licensee, TESARO, for the year ended December 31, 2017. Revenue from transfer of intellectual property for the years ended December 31, 2017 and 2016 also reflects $66.5 million and $51.0 million, respectively, of revenue related to the Pfizer Transaction.
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
Selling, general and administrative expenses. Selling, general and administrative expenses for the years ended December 31, 2017 and 2016 were $414.6 million and $407.3 million, respectively. The increase in selling, general and administrative expenses was primarily due to costs related to the launch of Rayaldee and increased selling, general and administrative expenses at BioReference, which was partially offset by a decrease in severance costs. Included in selling, general and administrative expenses for the years ended December 31, 2017 and 2016 are $5.8 million and $17.9 million, respectively, of net severance costs for certain BioReference executives. These severance costs include $2.8 million and $8.9 million of expense related to the acceleration of stock option vesting for certain BioReference executives in 2017 and 2016, respectively. Selling, general and administrative expenses for the year ended December 31, 2017 also include $8.8 million of expense to write-off certain other current assets.
Selling, general and administrative expenses during the years ended December 31, 2017 and 2016, include equity-based compensation expense of $21.2 million and $33.4 million, respectively, including the expense related to the acceleration of stock option vesting for certain BioReference executives.
Research and development expenses. Research and development expenses for the years ended December 31, 2017 and 2016 were $126.4 million and $113.9 million, respectively. Research and development costs include external and internal expenses, partially offset by third-party grants and funding arising from collaboration agreements. External expenses include clinical and non-clinical activities performed by contract research organizations, lab services, purchases of drug and diagnostic product materials and manufacturing development costs. We track external research and development expenses by individual program for phase 3 clinical trials for drug approval and PMAs for diagnostics tests, if any. Internal expenses include employee-related expenses including salaries, benefits and equity-based compensation expense. Other internal research and development expenses are incurred to support overall research and development activities and include expenses related to general overhead and facilities.
The following table summarizes the components of our research and development expenses:

	For the years ended December 31,
	2017	2016
External expenses:
Phase 3 clinical trials	$15,339	$12,161
Manufacturing expense for biological products	47,737	35,985
PMA studies	1,089	—
Earlier-stage programs	7,620	6,297
Research and development employee-related expenses	29,970	28,676
Other internal research and development expenses	24,680	30,752
Total research and development expenses	$126,435	$113,871
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
Asset impairment charges. During the year ended December 31, 2017, we recognized an impairment charge of $13.2 million to write our intangible asset for VARUBI™ down to its estimated fair value.
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

LIQUIDITY AND CAPITAL RESOURCES
At December 31, 2018, we had cash and cash equivalents of approximately $96.5 million. Cash used in operations of $109.1 million during 2018 principally reflected expenses related to general and administrative activities of our corporate operations, research and development activities and commercialization activities related to Rayaldee. Cash used in investing activities primarily reflects capital expenditures of $27.9 million. Cash provided by financing activities primarily reflects the issuance of $55.0 million of 2023 Convertible Notes in February 2018 and the sale of approximately 26.5 million shares of our common stock for $92.5 million in November 2018. We have not generated sustained positive cash flow sufficient to offset our operating and other expenses and our primary source of cash has been from the public and private placement of stock, the issuance of the 2033 Senior Notes and 2023 Convertible Notes and credit facilities available to us.
In February 2019, we issued $200.0 million aggregate principal amount of the 2025 Convertible Notes in an underwritten public offering. The 2025 Convertible Notes will bear interest at a rate of 4.50% per year, payable semiannually in arrears on February 15 and August 15 of each year, beginning on August 15, 2019. The notes mature on February 15, 2025, unless earlier repurchased, redeemed or converted.
Holders may convert their 2025 Convertible Notes at their option at any time prior to the close of business on the business day immediately preceding November 15, 2024 only under the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on March 31, 2019 (and only during such calendar quarter), if the last reported sale price of our common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the five business day period after any five consecutive trading day period (the “measurement period”) in which the trading price per $1,000 principal amount of 2025 Convertible Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate on each such trading day; (3) if we call any or all of the 2025 Convertible Notes for redemption, at any time prior to the close of business on the scheduled trading day immediately preceding the redemption date; or (4) upon the occurrence of specified corporate events. On or after November 15, 2024, until the close of business on the business day immediately preceding the maturity date, holders of the 2025 Convertible Notes may convert their notes at any time, regardless of the foregoing circumstances. Upon conversion, we will pay or deliver, as the case may be, cash, shares of our common stock, or a combination of cash and shares of our common stock, at our election.
The conversion rate for the notes will initially be 236.7424 shares of common stock per $1,000 principal amount of 2025 Convertible Notes (equivalent to an initial conversion price of approximately $4.22 per share of common stock). The conversion rate for the 2025 Convertible Notes will be subject to adjustment in some events but will not be adjusted for any accrued and unpaid interest.
On November 8, 2018, we entered into stock purchase agreements with certain investors pursuant to which we agreed to sell to such investors in private placements an aggregate of approximately 26.5 million shares of our common stock at a purchase price of $3.49 per share, which was the closing bid price of our common stock on the NASDAQ on such date, for an aggregate purchase price of $92.5 million. The investors in the private placements include an affiliate of Dr. Phillip Frost, our Chairman and Chief Executive Officer ($70 million), and Dr. Jane Hsiao, our Vice Chairman and Chief Technical Officer ($2 million). We intend to use the proceeds from the private placements for general corporate purposes.
On November 8, 2018, we entered into a credit agreement with an affiliate of Dr. Frost, pursuant to which the lender committed to provide us with an unsecured line of credit in the amount of $60 million. The credit agreement was terminated on or around February 20, 2019 and amounts borrowed during 2019 were repaid from the proceeds of the 2025 Notes offering. Borrowings under the line of credit bore interest at a rate of 10% per annum and could be repaid and reborrowed at any time. The credit agreement included various customary remedies for the lender following an event of default, including the acceleration of repayment of outstanding amounts under line of credit. The line of credit would have matured on November 8, 2023. As of as of December 31, 2018, no funds were borrowed under the line of credit.
On February 1, 2019, approximately $28.8 million aggregate principal amount of 2033 Senior Notes were tendered by holders pursuant to such holders’ option to require us to repurchase the 2033 Senior Notes. At December 31, 2018, $31.9 million principal amount of 2033 Senior Notes was outstanding. Holders of the remaining $3.0 million principal amount of the 2033 Senior Notes may require us to repurchase the 2033 Senior Notes for 100% of their principal amount, plus accrued and unpaid interest, again on February 1, 2023 and February 1, 2028, or following the occurrence of a fundamental change as defined in the indenture governing the 2033 Senior Notes.
In August 2017, we entered into a Commitment Letter (the “Commitment Letter”) with Veterans Accountable Care Group, LLC (“VACG”) in connection with the submission of a bid by its affiliate, the Veterans Accountable Care Organization, LLC (“VACO”) in response to a request for proposal (“RFP”) from the Veterans Health Administration (“VA”) regarding its

Community Care Network. We were notified in January 2019 that the bid was awarded to a third party. If VACO were to have been successful in its bid, we would have acquired a fifteen percent (15%) membership interest in VACO. In addition, BioReference, our wholly-owned subsidiary, would have provided laboratory services for the Community Care Network, a region which currently includes approximately 2,133,000 veterans in the states of Massachusetts, Maine, New Hampshire, Vermont, New York, Pennsylvania, New Jersey, Rhode Island, Connecticut, Maryland, Virginia, West Virginia, and North Carolina.
Pursuant to the Commitment Letter and had VACO been successful in its bid, we committed to provide, or to arrange from a third-party lender, a line of credit for VACG in the amount of $50.0 million (the “Facility”). Funds drawn under the Facility would be contributed by VACG to VACO in order to satisfy the financial stability requirement of VACO in connection with its submission of the RFP. VACG would not be permitted to draw down on the Facility unless and until the VHA awards a contract to VACO. The Facility would have a maturity of 5 years. Interest on the Facility would be payable at a rate equal to 6.5% per annum, payable quarterly in arrears. The Facility would be subject to the negotiation of definitive documentation conditions customary for transactions of such type and otherwise acceptable to VACG and the lender under the Facility.
As of December 31, 2018, the total availability under our Credit Agreement with JPMorgan Chase Bank, N.A. (“CB”) and our lines of credit with financial institutions in Chile and Spain was $129.4 million, of which $108.7 million was used and outstanding as of December 31, 2018. The weighted average interest rate on these lines of credit is approximately 4.7%. These lines of credit are short-term and are used primarily as a source of working capital. The highest balance at any time during the year ended December 31, 2018, was $114.9 million. We intend to continue to enter into these lines of credit as needed. There is no assurance that these lines of credit or other funding sources will be available to us on acceptable terms, or at all, in the future.
In February 2018, we issued the 2023 Convertible Notes in the aggregate principal amount of $55.0 million. The 2023 Convertible Notes mature 5 years from the date of issuance. Each holder of a 2023 Convertible Note has the option, from time to time, to convert all or any portion of the outstanding principal balance of such 2023 Convertible Note, together with accrued and unpaid interest thereon, into shares of our Common Stock, par value $0.01 per share, at a conversion price of $5.00 per share of common stock. We may redeem all or any part of the then issued and outstanding 2023 Convertible Notes, together with accrued and unpaid interest thereon, pro ratably among the holders, upon no fewer than 30 days, and no more than 60 days, notice to the holders. The 2023 Convertible Notes contain customary events of default and representations and warranties of OPKO.
The issuance of the 2023 Convertible Notes and the issuance of the Shares, if any, upon conversion thereof was not, and will not be, respectively, registered under the Securities Act, pursuant to the exemption provided by Section 4(a)(2) thereof, and we have not agreed to register the shares of common stock issuable upon conversion if or when such shares are issued. Purchasers of the 2023 Convertible Notes include Dr. Hsiao and an affiliate of Dr. Frost.
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
Under the agreement, we agreed to lead the clinical activities and will be responsible for funding the development programs for the key indications, which includes Adult and Pediatric GHD and Pediatric SGA. Pfizer agreed to be responsible for all development costs for additional indications as well as all post-marketing studies. In addition, Pfizer agreed to fund the commercialization activities for all indications and lead the manufacturing activities covered by the global development plan. The agreement obligated us to fund development up to an agreed cap
In December 2016, we announced preliminary topline data from our phase 3, double blind, placebo controlled study of hGH-CTP in adults with GHD. Although there was no statistically significant difference between hGH-CTP and placebo on the primary endpoint of change in trunk fat mass from baseline to 26 weeks, after unblinding the study, we identified an exceptional value of trunk fat mass reduction in the placebo group that may have affected the primary outcome. We have completed post-hoc sensitivity analyses to evaluate the influence of outliers on the primary endpoint results using multiple statistical approaches. Analyses that excluded outliers showed a statistically significant difference between hGH-CTP and placebo on the change in trunk fat mass. Additional analyses that did not exclude outliers showed mixed results. Following completion of the analyses, OPKO and Pfizer agreed that OPKO may proceed to discuss a possible BLA submission with the FDA. We believe there is a path for submission in which the FDA may assess the totality of the data, including all relevant efficacy and safety data in adult and pediatric patients. We will continue to assess the regulatory strategy for the adult indication going forward, including the timing of a possible submission.
In August 2018, we announced that we had completed enrollment in a global phase 3 study of hGH-CTP in growth hormone deficient children. The development project for hGH-CTP has exceeded our original estimates and will result in additional expenses beyond our estimates and the agreed development cap. If we are unable to reach an agreement with Pfizer regarding cost sharing for overruns, as well as other obligations, including development obligations, it could have a material adverse impact on the expected benefits of the Pfizer transaction and our overall financial condition. See “Risk Factors - Our exclusive worldwide agreement with Pfizer Inc. is important to our business”. If we do not successfully develop hGH- CTP and/or Pfizer Inc. were to terminate the agreement or not successfully commercialize hGH-CTP for any reason, our business would be adversely affected.
We are constructing a research, development and manufacturing center in Waterford, Ireland, for which we will incur between $40 million and $50 million for the construction and validation of the facility. Construction of the facility began in the fourth quarter of 2016 with expected completion in 2019. Currently, we plan to fund the project from cash on hand or from third party funding sources that may be available to us. Through December 31, 2018, the cumulative expenditures we incurred to date on the construction of the facility was approximately $39.1 million.
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
We believe that the cash and cash equivalents on hand at December 31, 2018, the amounts available to be borrowed under our lines of credit and the proceeds from the issuance of the 2025 Convertible Notes in February 2019 are sufficient to meet our anticipated cash requirements for operations and debt service beyond the next 12 months. We based this estimate on assumptions that may prove to be wrong or are subject to change, and we may be required to use our available cash resources sooner than we currently expect. If we acquire additional assets or companies, accelerate our product development programs or initiate additional clinical trials, we will need additional funds. Our future cash requirements will depend on a number of factors, including our relationship with Pfizer, the commercial success of Rayaldee, BioReference’s financial performance, possible acquisitions, the continued progress of research and development of our product candidates, the timing and outcome of clinical trials and regulatory approvals, the costs involved in preparing, filing, prosecuting, maintaining, defending, and enforcing patent claims and other intellectual property rights, the status of competitive products, the availability of financing, our success in developing markets for our product candidates and results of government investigations, payor claims, and legal proceedings that may arise, including, without limitation class action and derivative litigation to which we are subject, and our ability to obtain insurance coverage for such claims. If we are not able to secure additional funding when needed, we may have to delay, reduce the scope of, or eliminate one or more of our clinical trials or research and development programs or possible acquisitions or reduce our marketing or sales efforts or cease operations.
The following table provides information as of December 31, 2018, with respect to the amounts and timing of our known contractual obligation payments due by period.

Contractual obligations (In thousands)	2019	2020	2021	2022	2023	Thereafter	Total
Open purchase orders	$98,409	$87	$—	$—	$—	$—	$98,496
Operating leases	18,387	11,535	7,385	4,073	2,446	1,650	45,476
Capital leases	3,037	2,635	1,924	829	473	—	8,898
2033 Senior Notes	31,562	—	—	—	—	55,000	86,562
Deferred payments	5,000	—	—	—	—	—	5,000
Mortgages and other debts payable	1,872	1,176	514	414	4,277	—	8,253
Lines of credit	3,501	—	105,198	—	—	—	108,699
Interest commitments	214	1,213	122	85	63	13,990	15,687
Total	$161,982	$16,646	$115,143	$5,401	$7,259	$70,640	$377,071
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
Goodwill and intangible assets. Goodwill and other intangible assets, including IPR&D, acquired in business combinations, licensing and other transactions at both December 31, 2018 and 2017 was $2.0 billion, representing approximately 80% and 79% of total assets, respectively.
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

Goodwill was $700.2 million and $717.1 million, respectively, at December 31, 2018 and 2017. Goodwill is tested at least annually for impairment or when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable, by assessing qualitative factors or performing a quantitative analysis in determining whether it is more likely than not that its fair value exceeds the carrying value. Examples of qualitative factors include our share price, our financial performance compared to budgets, long-term financial plans, macroeconomic, industry and market conditions as well as the excess of fair value over the carrying value of net assets from the annual impairment test previously performed. Due to the loss of a significant customer in 2018, we recorded a goodwill impairment charge of $11.7 million in Asset impairment charges in our Consolidated Statement of Operations for the year ended December 31, 2018 to write the carrying amount of the FineTech reporting unit down to its estimated fair value. No goodwill impairment was recorded for the years ended December 31, 2017 and 2016 as a result of our testing.
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
We believe that our estimates are consistent with assumptions that marketplace participants would use in their estimates of fair value. However, if actual results are not consistent with our estimates and assumptions, we may be exposed to an impairment charge that could be material. If we are unable to generate profits and cash flows from BioReference, or we are unable successfully commercialize or obtain reimbursement for our 4Kscore test and our other diagnostic products under development, or other changes in projections and assumptions negatively impact our forecast of net cash flows, we may be exposed to a material impairment charge related to the goodwill at BioReference.
Intangible assets, net were $1.3 billion and $1.3 billion, including IPR&D of $635.6 million and $647.3 million, respectively, at December 31, 2018 and 2017. Intangible assets are tested for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable, although IPR&D is required to be tested at least annually until the project is completed or abandoned. Upon obtaining regulatory approval, the IPR&D asset is then accounted for as a finite-lived intangible asset and amortized on a straight-line basis over its estimated useful life. If the project is abandoned, the IPR&D asset is charged to expense.
IPR&D is tested for impairment by assessing qualitative factors or performing a quantitative analysis in determining whether it is more likely than not that its fair value exceeds the carrying amount. If the carrying amount of the IPR&D exceeds its fair value, an impairment loss shall be recognized in an amount equal to that excess. Intangible assets with defined lives are tested for impairment by a comparison of the carrying amount of the asset to its estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, then an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset. We recorded an impairment charge of $10.1 million in Asset impairment charges in our Consolidated Statement of Operations for the year ended December 31, 2018 to write our IPR&D assets for Alpharen and OPK88004 down to their estimated fair value as a result of our testing. We recorded an impairment charge of $13.2 million in Asset impairment charges in our Consolidated Statement of Operations for the year ended December 31, 2017 to write our intangible asset for VARUBI™ down to its estimated fair value as a result of our testing.
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
In August 2018, we announced that we had completed enrollment in a global phase 3 study of hGH-CTP in growth hormone deficient children. The development project for hGH-CTP has exceeded our original estimates and will result in additional expenses beyond our estimates and the agreed development cap. If we are unable to reach an agreement with Pfizer regarding cost sharing for overruns, as well as other obligations, including development obligations, it could have a material adverse impact on the expected benefits of the Pfizer transaction. If we are unable to successfully develop hGH-CTP, or changes in projections and assumptions negatively impact our forecast of net cash flows, we may be exposed to a material impairment charge related to the IPR&D for hGH-CTP.
We amortize intangible assets with definite lives on a straight-line basis over their estimated useful lives, ranging from 3 to 20 years. We use the straight-line method of amortization as there is no reliably determinable pattern in which the economic benefits of our intangible assets are consumed or otherwise used up. Amortization expense was $67.9 million and $71.5 million for the years ended December 31, 2018 and 2017, respectively.
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
The following are descriptions of our payors for laboratory services:
Healthcare Insurers. Reimbursements from healthcare insurers are based on negotiated fee-for-service schedules. Revenues consist of amounts billed, net of contractual allowances for differences between amounts billed and the estimated consideration we expect to receive from such payors, which considers historical denial and collection experience and the terms of our contractual arrangements. Adjustments to the allowances, based on actual receipts from the third-party payors, are recorded upon settlement.
Government Payors. Reimbursements from government payors are based on fee-for-service schedules set by governmental authorities, including traditional Medicare and Medicaid. Revenues consist of amounts billed, net of contractual allowances for differences between amounts billed and the estimated consideration we expect to receive from such payors, which considers historical denial and collection experience and the terms of our contractual arrangements. Adjustments to the allowances, based on actual receipts from the government payors, are recorded upon settlement.
Client Payors. Client payors include physicians, hospitals, employers, and other institutions for which services are performed on a wholesale basis, and are billed and recognized as revenue based on negotiated fee schedules.
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
The complexities and ambiguities of billing, reimbursement regulations and claims processing, as well as issues unique to Medicare and Medicaid programs, require us to estimate the potential for retroactive adjustments as an element of variable consideration in the recognition of revenue in the period the related services are rendered. Actual amounts are adjusted in the period those adjustments become known. For the years ended December 31, 2018 and 2017, revenue reductions due to changes in estimates of implicit price concessions for performance obligations satisfied in prior periods of $22.8 million and $66.0 million, respectively, were recognized.
Third-party payors, including government programs, may decide to deny payment or recoup payments for testing they contend were improperly billed or not medically necessary, against their coverage determinations, or for which they believe they have otherwise overpaid (including as a result of their own error), and we may be required to refund payments already received. Our revenues may be subject to retroactive adjustment as a result of these factors among others, including without limitation, differing interpretations of billing and coding guidance and changes by government agencies and payors in interpretations, requirements, and “conditions of participation” in various programs. We have processed requests for recoupment from third-party payors in the ordinary course of our business, and it is likely that we will continue to do so in the future. If a third-party payer denies payment for testing or recoups money from us in a later period, reimbursement revenue for our testing could decline.
As an integral part of our billing compliance program, we periodically assess our billing and coding practices, respond to payor audits on a routine basis, and investigate reported failures or suspected failures to comply with federal and state healthcare reimbursement requirements, as well as overpayment claims which may arise from time to time without fault on the part of the Company. We may have an obligation to reimburse Medicare, Medicaid, and third-party payors for overpayments regardless of fault. We have periodically identified and reported overpayments, reimbursed payors for overpayments and taken appropriate corrective action.
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
We launched Rayaldee in the U.S. through our dedicated renal sales force in November 2016. Rayaldee is distributed in the U.S. principally through the retail pharmacy channel, which initiates with the largest wholesalers in the U.S. (collectively, “Rayaldee Customers”). In addition to distribution agreements with Rayaldee Customers, we have entered into arrangements with many healthcare providers and payors that provide for government-mandated and/or privately-negotiated rebates, chargebacks and discounts with respect to the purchase of Rayaldee.
We recognize revenue for shipments of Rayaldee at the time of delivery to customers after estimating Sales Deductions and product returns as elements of variable consideration utilizing historical information and market research projections. For the years ended December 31, 2018, and 2017, we recognized $20.3 million and $9.1 million in net product revenue from sales of Rayaldee.
The following table presents an analysis of product sales allowances and accruals as contract liabilities for the year ended December 31, 2018:

(In thousands)	Chargebacks, discounts, rebates and fees	Governmental	Returns	Total
Balance at December 31, 2017	$233	$348	$437	$1,018
Provision related to current period sales	5,704	10,061	680	16,445
Credits or payments made	(4,621)	(8,319)	(480)	(13,420)
Balance at December 31, 2018	$1,316	$2,090	$637	$4,043

Total gross Rayaldee sales				$36,715
Provision for Rayaldee sales allowances and accruals as a percentage of gross Rayaldee sales				45%
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
For the years ended December 31, 2018, 2017 and 2016 we recorded $69.9 million, $75.5 million and $105.5 million of revenue from the transfer of intellectual property, respectively. For the year ended December 31, 2018, revenue from the transfer of intellectual property included $60.0 million related to the Pfizer Transaction and $2.0 million related to a milestone payment from our licensee, Vifor Fresenius Medical Care Renal Pharma Ltd (“VFMCRP”). For the year ended December 31, 2017, revenue from the transfer of intellectual property included $61.2 million related to the Pfizer Transaction and $10.0 million related to a milestone payment from our licensee, TESARO, Inc. (“TESARO”). For the year ended December 31, 2016, revenue from the transfer of intellectual property included $50.0 million related to the our agreement with VFMCRP and $47.3 million related to the Pfizer Transaction. Refer to Note 15. Total contract liabilities included in Accrued expenses and

Other long-term liabilities was $91.1 million and $152.3 million at December 31, 2018 and December 31, 2017, respectively. The contract liability balance at December 31, 2018 and 2017 relates primarily to the Pfizer Transaction.
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
While we have receivables due from federal and state governmental agencies, we do not believe that such receivables represent a credit risk since the related healthcare programs are funded by federal and state governments, and payment is primarily dependent upon submitting appropriate documentation. At December 31, 2018 and 2017, receivable balances (net of contractual adjustments) from Medicare and Medicaid in total were 17% and 16%, respectively, of our consolidated Accounts receivable, net.
The portion of our accounts receivable due from individual patients comprises the largest portion of credit risk. At December 31, 2018 and 2017, receivables due from patients represent approximately 3.1% and 3.2%, respectively, of our consolidated Accounts receivable, net.
We assess the collectability of accounts receivable balances by considering factors such as historical collection experience, customer credit worthiness, the age of accounts receivable balances, regulatory changes and current economic conditions and trends that may affect a customer’s ability to pay. Actual results could differ from those estimates. Our reported net income (loss) is directly affected by our estimate of the collectability of accounts receivable. The allowance for doubtful accounts was $1.8 million and $1.4 million at December 31, 2018 and 2017, respectively.
Income taxes. Income taxes are accounted for under the asset-and-liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and the respective tax bases and for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date. We periodically evaluate the realizability of our net deferred tax assets. Our tax accruals are analyzed periodically and adjustments are made as events occur to warrant such adjustment. Valuation allowances on certain U.S. deferred tax assets and non-U.S. deferred tax assets are established, when realization of these tax benefits does not meet the more-likely-than-not threshold.

On December 22, 2017, the 2017 Tax Cuts and Jobs Act (the “Tax Act”) was enacted into law and the new legislation contained several key tax provisions, including a reduction of the corporate income tax rate from 35% to 21% effective January 1, 2018 and a one-time mandatory transition tax on accumulated foreign earnings, among others. We were required to recognize the effect of the tax law changes in the period of enactment, such as remeasuring our U.S. deferred tax assets and liabilities, as well as reassessing the net realizability of our deferred tax assets and liabilities. In December 2017, the SEC staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (SAB 118), which allowed us to record provisional amounts during a measurement period not to extend beyond one year of the enactment date. As of December 22, 2018 we completed our analysis in accordance with SAB 118 and recorded immaterial adjustments.
Effective January 1, 2018, the Tax Act provides for a new global intangible low-taxed income (GILTI) provision. Under the GILTI provision, certain foreign subsidiary earnings in excess of an allowable return on the foreign subsidiary’s tangible assets are included in U.S. taxable income. The Company currently estimates GILTI will be immaterial for the year ended December 31, 2018, although interpretive guidance continues to be issued and future guidance may impact this analysis. The Company has not recorded any deferred taxes for future GILTI inclusions as any future inclusions are expected to be offset by net operating loss carryforwards in the U.S.
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
Inventories. Inventories are valued at the lower of cost and net realizable value. Cost is determined by the first-in, first-out method. We consider such factors as the amount of inventory on hand, estimated time required to sell such inventories, remaining shelf-life, and current market conditions to determine whether inventories are stated at the lower of cost and net realizable value. Inventories at our diagnostics segment consist primarily of purchased laboratory supplies, which is used in our testing laboratories. Inventory obsolescence for the years ended December 31, 2018 and 2017 was $1.9 million and $5.4 million, respectively.
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
In May 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers.” ASU 2014-09, as amended and codified into Topic 606, clarifies the principles for recognizing revenue and develops a common revenue standard for GAAP that removes inconsistencies and weaknesses in revenue requirements, provides a more robust framework for addressing revenue issues, improves comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets, provides more useful information to users of financial statements through improved disclosure requirements and simplifies the preparation of financial statements by reducing the number of requirements to which an entity must refer. As required, we adopted Topic 606 on January 1, 2018 using the full retrospective approach, and have elected to use the following practical expedients that are permitted under the rules of the adoption, which have been applied consistently to all contracts within all reporting periods presented:

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
As a result of adopting Topic 606 on January 1, 2018 using the full retrospective approach, we revised our comparative financial statements for the prior years as if Topic 606 had been effective for those periods. As a result, the following financial statement line items for 2017 and 2016 were affected:
Consolidated Statement of Operations

	For the year ended December 31, 2017 (in thousands)
	As adjusted under Topic 606	As originally reported	Effect of change
Revenue from services	$782,710	$889,076	$(106,366)
Revenue from transfer of intellectual property and other	75,537	70,668	4,869
Selling, general and administrative	414,628	520,994	(106,366)
Research and development	126,435	125,186	1,249

	For the year ended December 31, 2016 (in thousands)
	As adjusted under Topic 606	As originally reported	Effect of change
Revenue from services	$928,572	$1,012,129	$(83,557)
Revenue from transfer of intellectual property and other	105,455	126,065	(20,610)
Selling, general and administrative	407,331	490,888	(83,557)
Research and development	113,871	111,205	2,666

Consolidated Balance Sheet

	December 31, 2017 (in thousands)
	As adjusted under Topic 606	As originally reported	Effect of change
Other current assets and prepaid expenses	$42,513	$37,113	$5,400
Accrued expenses	225,796	215,102	10,694
Other long-term liabilities, principally contract liabilities, contingent consideration and line of credit	256,415	219,954	36,461
Accumulated deficit	(1,048,914)	(1,007,159)	(41,755)
Consolidated Statement of Cash Flows

	For the year ended December 31, 2017 (in thousands)
	As adjusted under Topic 606	As originally reported	Effect of change
Net loss	$(305,250)	$(308,870)	$3,620
Other current assets and prepaid expenses	4,771	10,171	(5,400)
Contract liabilities	(58,876)	(60,656)	1,780

	For the year ended December 31, 2016 (in thousands)
	As adjusted under Topic 606	As originally reported	Effect of change
Net loss	$(48,359)	$(25,083)	$(23,276)
Contract liabilities	(50,893)	(74,169)	23,276
The most significant change above relates to amounts in our clinical laboratory operations that were historically classified as provision for bad debts, primarily related to patient responsibility, which are now considered an element of variable consideration as an implicit price concession in determining revenues under Topic 606. Accordingly, we report uncollectible balances associated with individual patients as a reduction of the transaction price and therefore as a reduction in Revenue from services when historically these amounts were classified as provision for bad debts within Selling, general and administrative expenses.
In addition, under Topic 606, the upfront consideration received for a license and contract services combined performance obligation is recognized as revenue to the extent of costs incurred based on the length of the expected performance period and the subjectivity in estimating progress towards satisfaction of the performance obligation. Under previous accounting, we recognized revenue over the expected performance period. The adoption of Topic 606 resulted in a cumulative revenue reduction of $41.8 million and an increase of our accumulated deficit balance as of December 31, 2017; with a corresponding increase in our contract liabilities. For the year ended December 31, 2017, Revenue from the transfer of intellectual property and other was increased by $3.4 million for the change in accounting. For a further discussion of the adoption of Topic 606, refer to Note 14.
In January 2016, the FASB issued ASU No. 2016-01, “Financial Instruments - Overall (Subtopic 825-10),” which addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. The ASU requires equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. As a result of the required adoption of ASU 2016-01 on January 1, 2018, we recorded a cumulative-effect adjustment to reclassify our net unrealized gains on our equity securities of $4.9 million as of January 1, 2018 from Accumulated other comprehensive loss to Accumulated deficit in our Consolidated Balance Sheet. Changes in the fair value of certain of our equity securities subsequent to the adoption of ASU 2016-01 on January 1, 2018 will be predominately recognized in net income.

In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230),” which addresses the classification of eight specific cash flow issues with the objective of reducing the existing diversity in practice. The required adoption of ASU 2016-15 in the first quarter of 2018 did not have a significant impact on our Consolidated Financial Statements.
In January 2017, the FASB issued ASU No. 2017-01, “Business Combinations (Topic 805),” which clarifies the definition of a business to assist entities in evaluating whether transactions should be accounted for acquisitions (or disposals) of assets or businesses. The required adoption of ASU 2017-01 in the first quarter of 2018 did not have a significant impact on our Consolidated Financial Statements.
In January 2017, the FASB issued ASU No. 2017-04, “Intangibles - Goodwill and Other (Topic 350),” which simplifies how an entity is required to test for goodwill impairment. Under ASU 2017-04, an impairment loss will reflect the amount by which the carrying amount of a reporting unit exceeds its fair value, not to exceed the carrying amount of goodwill. We early adopted the provisions of ASU 2017-04 prospectively in the fourth quarter of 2018. For a further discussion of the adoption of ASU 2017-04, refer to Note 2, Goodwill and intangible assets.
Pending accounting pronouncements.
In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842),” which will require organizations that lease assets with lease terms of more than 12 months to recognize assets and liabilities for the rights and obligations created by those leases on their balance sheets. ASU 2016-02, as amended, requires new qualitative and quantitative disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. ASU 2016-02 will be effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. We have begun a process to identify a complete population of our leases. Such process includes reviewing various contracts to identify whether such arrangements convey the right to control the use of an identified asset. The determination of the impact of this new guidance is ongoing and, as such, we are not able to reasonably estimate the effect the adoption of this new standard will have on our financial statements. Based on our preliminary assessment of this ASU, we believe the new standard will have a significant impact on our Consolidated Balance Sheet, which has not yet been quantified. In July 2018, the FASB issued an ASU to provide an additional transition method to adopt the guidance by allowing entities to initially apply the new leases standard at the adoption date and recognize a cumulative effect to the opening balance of retained earnings. We are currently evaluating the choice of transition options.
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
At December 31, 2018, we had cash and cash equivalents of $96.5 million. The weighted average interest rate related to our cash and cash equivalents for the year ended December 31, 2018 was less than 1%. As of December 31, 2018, the principal outstanding balance under our Credit Agreement with JPMorgan Chase Bank, N.A. and our Chilean and Spanish credit lines was $108.7 million in the aggregate at a weighted average interest rate of approximately 4.7%.
Our $31.9 million aggregate principal amount of our 2033 Senior Notes has a fixed interest rate of 3.0% and our $55.0 million aggregate principal amount of our 2023 Convertible Notes has a fixed interest rate of 5%, and therefore are not subject to fluctuations in market interest rates.
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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of OPKO Health, Inc. and subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of OPKO Health, Inc. and subsidiaries (the Company) as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive loss, equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and financial statements schedule included at Item 15(a)(1) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) and our report dated March 1, 2019 expressed an unqualified opinion thereon.

Adoption of ASU No. 2014-09

As discussed in Note 2 to the consolidated financial statements, the Company changed its method for recognizing revenue in the accompanying consolidated financial statements for each of the three years in the period ended December 31, 2018 due to the adoption of Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606), as amended.

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
Miami, Florida
March 1, 2019

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of OPKO Health, Inc. and subsidiaries

Opinion on Internal Control over Financial Reporting

We have audited OPKO Health, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, OPKO Health, Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2018 consolidated financial statements of the Company and our report dated March 1, 2019 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Miami, Florida
March 1, 2019

OPKO Health, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	December 31,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$96,473	$91,499
Accounts receivable, net	143,907	165,516
Inventory, net	42,299	49,333
Other current assets and prepaid expenses	35,052	42,513
Total current assets	317,731	348,861
Property, plant and equipment, net	144,674	146,557
Intangible assets, net	614,452	683,835
In-process research and development	635,572	647,347
Goodwill	700,193	717,099
Investments	31,228	40,642
Other assets	7,222	5,615
Total assets	$2,451,072	$2,589,956
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$47,395	$74,307
Accrued expenses	203,513	225,796
Current portion of 2033 Senior Notes	31,562	—
Current portion of lines of credit and notes payable	5,851	11,926
Total current liabilities	288,321	312,029
2023 Convertible Notes and 2033 Senior Notes	57,299	29,160
Deferred tax liabilities, net	115,193	148,729
Other long-term liabilities, principally contract liabilities, contingent consideration and lines of credit	198,968	256,415
Total long-term liabilities	371,460	434,304
Total liabilities	659,781	746,333
Equity:
Common Stock - $0.01 par value, 750,000,000 shares authorized; 586,881,720 and 560,023,745 shares issued at December 31, 2018 and 2017, respectively	5,869	5,600
Treasury Stock, at cost - 549,907 shares at December 31, 2018 and 2017, respectively	(1,791)	(1,791)
Additional paid-in capital	3,004,422	2,889,256
Accumulated other comprehensive income (loss)	(20,131)	(528)
Accumulated deficit	(1,197,078)	(1,048,914)
Total shareholders’ equity	1,791,291	1,843,623
Total liabilities and equity	$2,451,072	$2,589,956

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

OPKO Health, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)

	For the years ended December 31,
	2018	2017	2016
Revenues:
Revenue from services	$813,248	$782,710	$928,572
Revenue from products	107,112	107,759	83,467
Revenue from transfer of intellectual property and other	69,906	75,537	105,455
Total revenues	990,266	966,006	1,117,494
Costs and expenses:
Cost of service revenue	546,654	558,953	564,103
Cost of product revenue	57,982	61,177	47,379
Selling, general and administrative	358,346	414,628	407,331
Research and development	125,586	126,435	113,871
Contingent consideration	(16,816)	(3,423)	16,954
Amortization of intangible assets	67,933	71,484	64,407
Asset impairment charges	21,778	13,194	—
Total costs and expenses	1,161,463	1,242,448	1,214,045
Operating loss	(171,197)	(276,442)	(96,551)
Other income and (expense), net:
Interest income	1,240	610	478
Interest expense	(11,890)	(6,601)	(7,430)
Fair value changes of derivative instruments, net	3,043	52	2,778
Other income (expense), net	1,535	10,457	3,903
Other income and (expense), net	(6,072)	4,518	(271)
Loss before income taxes and investment losses	(177,269)	(271,924)	(96,822)
Income tax benefit (provision)	38,726	(18,855)	56,115
Net loss before investment losses	(138,543)	(290,779)	(40,707)
Loss from investments in investees	(14,497)	(14,471)	(7,652)
Net loss	$(153,040)	$(305,250)	$(48,359)
Loss per share:
Loss per share, basic	$(0.27)	$(0.55)	$(0.09)
Loss per share, diluted	$(0.27)	$(0.55)	$(0.10)
Weighted average number of common shares outstanding, basic	563,143,663	559,160,565	550,846,553
Weighted average number of common shares outstanding, diluted	563,143,663	559,160,565	555,605,448

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

OPKO Health, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)

	For the years ended December 31,
	2018	2017	2016
Net loss	$(153,040)	$(305,250)	$(48,359)
Other comprehensive income (loss), net of tax:
Change in foreign currency translation and other comprehensive income (loss)	(14,727)	22,724	(4,955)
Investments:
Change in unrealized gain (loss), net of tax	—	3,790	(3,810)
Reclassification adjustments due to adoption of ASU 2016-01	(4,876)	—	—
Reclassification adjustments for losses included in net loss, net of tax	—	(33)	4,293
Comprehensive loss	$(172,643)	$(278,769)	$(52,831)

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

OPKO Health, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF EQUITY
(In thousands, except share and per share data)
For the years ended December 31, 2018, 2017, 2016 (continued)

	Common Stock		Treasury		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Shares	Dollars	Shares	Dollars
Balance at December 31, 2015	546,188,516	$5,462	(1,120,367)	$(3,645)	$2,705,385	$(22,537)	$(726,970)	$1,957,695
Equity-based compensation expense	—	—	—	—	42,693	—	—	42,693
Exercise of Common Stock options and warrants	3,292,753	33	—	—	8,575	—	—	8,608
Issuance of Common Stock upon exchange of 2033 Senior Notes	51,235	1	—	—	582	—	—	583
Issuance of Treasury Stock in connection with OPKO Health Europe’s Contingent Consideration	—	—	39,145	127	186	—	—	313
Issuance of Treasury Stock for investment in Xenetic	—	—	494,462	1,607	3,249	—	—	4,856
Issuance of Common Stock for OPKO Renal earnout	2,611,648	26	—	—	25,960	—	—	25,986
Issuance of Common Stock for Transition Therapeutics purchase	6,431,899	64	—	—	58,466	—	—	58,530
Net loss	—	—	—	—	—	—	(48,359)	(48,359)
Other comprehensive loss	—	—	—	—	—	(4,472)	—	(4,472)
Balance at December 31, 2016	558,576,051	$5,586	(586,760)	$(1,911)	$2,845,096	$(27,009)	$(775,329)	$2,046,433

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

OPKO Health, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF EQUITY
(In thousands, except share and per share data)
For the years ended December 31, 2018, 2017, 2016 (continued)

	Common Stock		Treasury		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Shares	Dollars	Shares	Dollars
Balance at December 31, 2016	558,576,051	$5,586	(586,760)	$(1,911)	$2,845,096	$(27,009)	$(775,329)	$2,046,433
Equity-based compensation expense	—	—	—	—	28,307	—	—	28,307
Exercise of Common Stock options and warrants	1,447,694	14	—	—	2,118	—	—	2,132
Reclassification of embedded derivatives to equity	—	—	—	—	13,551	—	—	13,551
Issuance of Treasury Stock in connection with OPKO Health Europe’s Contingent Consideration	—	—	36,853	120	184	—	—	304
Adoption of ASU 2016-09	—	—	—	—	—	—	31,665	31,665
Net loss	—	—	—	—	—	—	(305,250)	(305,250)
Other comprehensive loss	—	—	—	—	—	26,481	—	26,481
Balance at December 31, 2017	560,023,745	$5,600	(549,907)	$(1,791)	$2,889,256	$(528)	$(1,048,914)	$1,843,623

OPKO Health, Inc. and Subsidiaries

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF EQUITY
(In thousands, except share and per share data)
For the years ended December 31, 2018, 2017, 2016 (continued)

	Common Stock		Treasury		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Shares	Dollars	Shares	Dollars
Balance at December 31, 2017	560,023,745	$5,600	(549,907)	$(1,791)	$2,889,256	$(528)	$(1,048,914)	$1,843,623
Equity-based compensation expense	—	—	—	—	21,761	—	—	21,761
Exercise of Common Stock options and warrants	353,677	4	—	—	1,170	—	—	1,174
Adoption of ASU 2016-01	—	—	—	—	—	(4,876)	4,876	—
Private placement	26,504,298	265	—	—	92,235	—	—	92,500
Net loss	—	—	—	—	—	—	(153,040)	(153,040)
Other comprehensive loss	—	—	—	—	—	(14,727)	—	(14,727)
Balance at December 31, 2018	586,881,720	$5,869	(549,907)	$(1,791)	$3,004,422	$(20,131)	$(1,197,078)	$1,791,291

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

OPKO Health, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the years ended December 31,
	2018	2017	2016
Cash flows from operating activities:
Net loss	$(153,040)	$(305,250)	$(48,359)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	97,344	102,093	96,576
Non-cash interest	4,903	2,575	2,699
Amortization of deferred financing costs	187	224	237
Losses from investments in investees	14,497	14,471	7,652
Equity-based compensation – employees and non-employees	21,761	28,307	42,693
Impairment of assets	21,778	13,194	—
Realized loss (gain) on disposal of fixed assets and sales of equity securities	46	(8,663)	2,321
Loss (gain) on conversion of 3.00% convertible senior notes	—	—	284
Change in fair value of equity securities and derivative instruments	(6,524)	(52)	(2,778)
Change in fair value of contingent consideration	(16,816)	(3,423)	16,954
Deferred income tax provision (benefit)	(35,133)	16,092	(66,300)
Changes in assets and liabilities, net of the effects of acquisitions:
Accounts receivable, net	20,397	58,011	(25,637)
Inventory, net	4,590	(3,539)	(6,607)
Other current assets and prepaid expenses	2,276	4,771	17,262
Other assets	(69)	(2,372)	(1,899)
Accounts payable	(26,083)	20,171	(19,819)
Foreign currency measurement	294	(255)	(376)
Contract liabilities	(61,264)	(58,876)	(50,893)
Accrued expenses and other liabilities	1,715	30,441	68,036
Net cash (used in) provided by operating activities	(109,141)	(92,080)	32,046
Cash flows from investing activities:
Investments in investees	(1,000)	(9,625)	(14,424)
Proceeds from sale of equity securities	1,516	2,211	—
Acquisition of businesses, net of cash acquired	—	—	15,878
Acquisition of intangible assets	—	—	(5,000)
Purchase of marketable securities	—	—	(15,644)
Maturities of short-term marketable securities	—	—	15,634
Proceeds from the sale of property, plant and equipment	1,223	7,271	1,401
Capital expenditures	(27,858)	(46,524)	(18,547)
Net cash used in investing activities	(26,119)	(46,667)	(20,702)
Cash flows from financing activities:
Issuance of common stock	92,500	—	—
Issuance of 2023 Convertible Notes, including to related parties	55,000	—	—
Proceeds from the exercise of Common Stock options and warrants	1,173	2,132	8,576
Borrowings on lines of credit	26,917	92,421	22,407
Repayments of lines of credit	(34,681)	(33,510)	(66,178)
Net cash provided by (used in) financing activities	140,909	61,043	(35,195)
Effect of exchange rate changes on cash and cash equivalents	(675)	470	(1,014)
Net increase (decrease) in cash and cash equivalents	4,974	(77,234)	(24,865)
Cash and cash equivalents at beginning of period	91,499	168,733	193,598
Cash and cash equivalents at end of period	$96,473	$91,499	$168,733
SUPPLEMENTAL INFORMATION:
Interest paid	$2,076	$1,313	$2,890
Income taxes paid, net of refunds	$(1,410)	$5,416	$(27,122)
Non-cash financing:
Shares issued upon the conversion of:
2033 Senior Notes	$—	$—	$583
Common Stock options and warrants, surrendered in net exercise	$806	$1,546	$350
Issuance of capital stock to acquire or contingent consideration settlement:
Transition Therapeutics, Inc.	$—	$—	$58,530
OPKO Renal	$—	$—	$25,986
OPKO Health Europe	$—	$304	$313
Issuance of stock for investment in Xenetic	$—	$—	$4,856

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

OPKO Health, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1 Business and Organization
We are a diversified healthcare company that seeks to establish industry-leading positions in large and rapidly growing medical markets. Our diagnostics business includes BioReference Laboratories, Inc. (“BioReference”), the nation’s third-largest clinical laboratory with a core genetic testing business and an almost 300-person sales and marketing team to drive growth and leverage new products, including the 4Kscore prostate cancer test. Our pharmaceutical business features Rayaldee, an FDA-approved treatment for secondary hyperparathyroidism (“SHPT”) in adults with stage 3 or 4 chronic kidney disease (“CKD”) and vitamin D insufficiency (launched in November 2016), OPK88004, a selective androgen receptor modulator which has been studied for benign prostatic hyperplasia, but for which we are exploring other indications, and OPK88003, a once or twice weekly oxyntomodulin for type 2 diabetes and obesity which is a clinically advanced drug candidate among the new class of GLP-1 glucagon receptor dual agonists (phase 2b). Our pharmaceutical business also features hGH-CTP, a once-weekly human growth hormone injection (in phase 3 and partnered with Pfizer). We are incorporated in Delaware and our principal executive offices are located in leased offices in Miami, Florida.
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
Use of estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ significantly from these estimates.
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
Inventories. Inventories are valued at the lower of cost and net realizable value. Cost is determined by the first-in, first-out method. We consider such factors as the amount of inventory on hand, estimated time required to sell such inventories, remaining shelf-life, and current market conditions to determine whether inventories are stated at the lower of cost and net realizable value. Inventories at our diagnostics segment consist primarily of purchased laboratory supplies, which is used in our testing laboratories. Inventory obsolescence expense for the years ended December 31, 2018 and 2017 was $1.9 million and $5.4 million, respectively.
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
Goodwill and intangible assets. Goodwill represents the difference between the purchase price and the estimated fair value of the net assets acquired accounted for by the acquisition method of accounting. Refer to Note 5. Goodwill, in-process research and development (“IPR&D”) and other intangible assets acquired in business combinations, licensing and other transactions at both December 31, 2018 and 2017, was $2.0 billion.
Assets acquired and liabilities assumed in business combinations, licensing and other transactions are generally recognized at the date of acquisition at their respective fair values. We determined the fair value of intangible assets, including IPR&D, using the “income method.”
Goodwill is tested at least annually for impairment, or when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable, by assessing qualitative factors or performing a quantitative analysis in determining whether it is more likely than not that its fair value exceeds the carrying value. Due to the loss of a significant customer in 2018, we recorded a goodwill impairment charge of $11.7 million in Asset impairment charges in our Consolidated Statement of Operations for the year ended December 31, 2018 to write the carrying amount of the FineTech reporting unit down to its estimated fair value due to the loss of a significant customer in 2018. No goodwill impairment was recorded for the years ended December 31, 2017 and 2016 as a result of our testing.
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
We recorded an impairment charge of $10.1 million in Asset impairment charges in our Consolidated Statement of Operations for the year ended December 31, 2018 to write our IPR&D assets for Alpharen and OPK88004 down to their estimated fair value as a result of our testing. We recorded an impairment charge of $13.2 million in Asset impairment charges in our Consolidated Statement of Operations for the year ended December 31, 2017 to write our intangible asset for VARUBI™ down to its estimated fair value.
We amortize intangible assets with definite lives on a straight-line basis over their estimated useful lives, ranging from 3 to 20 years. We use the straight-line method of amortization as there is no reliably determinable pattern in which the economic benefits of our intangible assets are consumed or otherwise used up. Amortization expense was $67.9 million, $71.5 million and $64.4 million for the years ended December 31, 2018, 2017 and 2016, respectively. Amortization expense from operations for our intangible assets is expected to be $65.4 million, $59.2 million, $53.2 million, $52.9 million and $50.1 million for the years ended December 31, 2019, 2020, 2021, 2022 and 2023, respectively.
Fair value measurements. The carrying amounts of our cash and cash equivalents, accounts receivable, accounts payable and short-term debt approximate their fair value due to the short-term maturities of these instruments. Investments that are considered equity securities as of December 31, 2018 and 2017 are predominately carried at fair value. Our debt under the credit agreement with JPMorgan Chase Bank, N.A. approximates fair value due to the variable rate of interest.
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
Derivative financial instruments. We record derivative financial instruments on our Consolidated Balance Sheet at their fair value and recognize the changes in the fair value in our Consolidated Statement of Operations when they occur, the only exception being derivatives that qualify as hedges. For the derivative instrument to qualify as a hedge, we are required to meet strict hedge effectiveness and contemporaneous documentation requirements at the initiation of the hedge and assess the hedge effectiveness on an ongoing basis over the life of the hedge. At December 31, 2018 and 2017, our foreign currency forward contracts held to economically hedge inventory purchases did not meet the documentation requirements to be designated as hedges. Accordingly, we recognize all changes in the fair values of our derivatives instruments, net, in our Consolidated Statement of Operations. Refer to Note 19.
Property, plant and equipment. Property, plant and equipment are recorded at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets and includes amortization expense for assets capitalized under capital leases. The estimated useful lives by asset class are as follows: software - 3 years, machinery, medical and other equipment - 5-8 years, furniture and fixtures - 5-12 years, leasehold improvements - the lesser of their useful life or the lease term, buildings and improvements - 10-40 years, and automobiles - 3-5 years. Expenditures for repairs and maintenance are charged to expense as incurred. Depreciation expense was $29.4 million, $30.6 million and $33.3 million for the years ended December 31, 2018, 2017 and 2016, respectively. Assets held under capital leases are included within Property, plant and equipment, net in our Consolidated Balance Sheets and are amortized over the shorter of their useful lives or the expected term of their related leases.
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

On December 22, 2017, the 2017 Tax Cuts and Jobs Act (the “Tax Act”) was enacted into law and the new legislation contains several key tax provisions, including a reduction of the corporate income tax rate from 35% to 21% effective January 1, 2018 and a one-time mandatory transition tax on accumulated foreign earnings, among others. We were required to recognize the effect of the tax law changes in the period of enactment, such as remeasuring our U.S. deferred tax assets and liabilities, as well as reassessing the net realizability of our deferred tax assets and liabilities. In December 2017, the SEC staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (SAB 118), which allowed us to record provisional amounts during a measurement period not to extend beyond one year of the enactment date. As of December 22, 2018 we completed our analysis in accordance with SAB 118 and recorded immaterial adjustments.
Effective January 1, 2018, the Tax Act provides for a new global intangible low-taxed income (GILTI) provision. Under the GILTI provision, certain foreign subsidiary earnings in excess of an allowable return on the foreign subsidiary’s tangible assets are included in U.S. taxable income. The Company currently estimates GILTI will be immaterial for the year ended December 31, 2018, although interpretive guidance continues to be issued and future guidance may impact this analysis. The Company has not recorded any deferred taxes for future GILTI inclusions as any future inclusions are expected to be treated as a period expense and offset by net operating loss carryforwards in the U.S.
We operate in various countries and tax jurisdictions globally. For the year ended December 31, 2018, the tax rate differed from the U.S. federal statutory rate of 21% primarily due to the valuation allowance against certain U.S. and non-U.S. deferred tax assets, the relative mix in earnings and losses in the U.S. versus foreign tax jurisdictions, and the impact of certain discrete tax events and operating results in tax jurisdictions which do not result in a tax benefit.
Included in Other long-term liabilities is an accrual of $2.7 million related to uncertain tax positions involving income recognition. We recognize that local tax law is inherently complex and the local taxing authorities may not agree with certain tax positions taken. Consequently, it is reasonably possible that the ultimate resolution of tax matters in any jurisdiction may be significantly more or less than estimated. We evaluated the estimated tax exposure for a range of current likely outcomes to be from $0 to approximately $50.0 million and recorded our accrual to reflect our best expectation of ultimate resolution.
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
We only apply the five-step model to contracts when it is probable that we will collect the consideration we are entitled to in exchange for the goods or services we transfer to the customer. At contract inception, once the contract is determined to be within the scope of Topic 606, we review the contract to determine which performance obligations we must deliver and which of these performance obligations are distinct. We recognize as revenue the amount of the transaction price that is allocated to the respective performance obligation when the performance obligation is satisfied or as it is satisfied. For a complete discussion of accounting for Revenues from services, Revenues from products and Revenue from transfer of intellectual property and other, refer to Note 14.
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
While we have receivables due from federal and state governmental agencies, we do not believe that such receivables represent a credit risk since the related healthcare programs are funded by federal and state governments, and payment is primarily dependent upon submitting appropriate documentation. At December 31, 2018 and 2017, receivable balances (net of contractual adjustments) from Medicare and Medicaid in total were 17% and 16%, respectively, of our consolidated Accounts receivable, net.
The portion of our accounts receivable due from individual patients comprises the largest portion of credit risk. At December 31, 2018 and 2017, receivables due from patients represent approximately 3.1% and 3.2%, respectively, of our consolidated Accounts receivable, net.
We assess the collectability of accounts receivable balances by considering factors such as historical collection experience, customer credit worthiness, the age of accounts receivable balances, regulatory changes and current economic conditions and trends that may affect a customer’s ability to pay. Actual results could differ from those estimates. Our reported net loss is directly affected by our estimate of the collectability of accounts receivable. The allowance for doubtful accounts was $1.8 million and $1.4 million at December 31, 2018 and 2017, respectively. The provision for bad debts for the years ended December 31, 2018 and 2017 was $0.7 million and $0.9 million, respectively.
Equity-based compensation. We measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is recognized in the Consolidated Statement of Operations over the period during which an employee is required to provide service in exchange for the award. We record excess tax benefits, realized from the exercise of stock options, as cash flows from operations. Equity-based compensation arrangements to non-employees are recorded at their fair value on the measurement date. The measurement of equity-based compensation to non-employees is subject to periodic adjustment as the underlying equity instruments vest. During the years ended December 31, 2018, 2017 and 2016, we recorded $21.8 million, $28.3 million and $42.7 million, respectively, of equity-based compensation expense.
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
Segment reporting. Our chief operating decision-maker (“CODM”) is Phillip Frost, M.D., our Chairman and Chief Executive Officer. Our CODM reviews our operating results and operating plans and makes resource allocation decisions on a Company-wide or aggregate basis. We manage our operations in two reportable segments, pharmaceutical and diagnostics. The pharmaceutical segment consists of our pharmaceutical operations we acquired in Chile, Mexico, Ireland, Israel and Spain, Rayaldee product sales and our pharmaceutical research and development. The diagnostics segment primarily consists of clinical laboratory operations we acquired through the acquisition of BioReference and point-of-care operations. There are no significant inter-segment sales. We evaluate the performance of each segment based on operating profit or loss. There is no inter-segment allocation of interest expense and income taxes. Refer to Note 17.
Shipping and handling costs. We do not charge customers for shipping and handling costs. Shipping and handling costs are classified as Cost of revenues in the Consolidated Statement of Operations.
Foreign currency translation. The financial statements of certain of our foreign operations are measured using the local currency as the functional currency. The local currency assets and liabilities are generally translated at the rate of exchange to the U.S. dollar on the balance sheet date and the local currency revenues and expenses are translated at average rates of exchange to the U.S. dollar during the reporting periods. Foreign currency transaction gains (losses) have been reflected as a component of Other income (expense), net within the Consolidated Statement of Operations and foreign currency translation gains (losses) have been included as a component of the Consolidated Statement of Comprehensive Loss. During the years ended December 31, 2018, 2017 and 2016, we recorded $1.9 million, $1.4 million and $0.8 million, respectively of transaction gains (losses).
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
Investments. We have made strategic investments in development stage and emerging companies. We record these investments as equity method investments or as equity securities based on our percentage of ownership and whether we have significant influence over the operations of the investees. For investments classified under the equity method of accounting, we record our proportionate share of their losses in Losses from investments in investees in our Consolidated Statement of Operations. Refer to Note 4. For investments classified as equity securities, we record changes in their fair value as Other income (expense) in our Consolidated Statement of Operations based on their closing price per share at the end of each reporting period, unless the equity security does not have a readily determinable fair value. Refer to Note 4.
Recently adopted accounting pronouncements.
In May 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers.” ASU 2014-09, as amended and codified into Topic 606, clarifies the principles for recognizing revenue and develops a common revenue standard for GAAP that removes inconsistencies and weaknesses in revenue requirements, provides a more robust framework for addressing revenue issues, improves comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets, provides more useful information to users of financial statements through improved disclosure requirements and simplifies the preparation of financial statements by reducing the number of requirements to which an entity must refer. As required, we adopted Topic 606 on January 1, 2018 using the full retrospective approach, and have elected to use the following practical expedients that are permitted under the rules of the adoption, which have been applied consistently to all contracts within all reporting periods presented:

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
As a result of adopting Topic 606 on January 1, 2018 using the full retrospective approach, we revised our comparative financial statements for the prior years as if Topic 606 had been effective for those periods. As a result, the following financial statement line items for 2017 and 2016 were affected:
Consolidated Statement of Operations

	For the year ended December 31, 2017 (in thousands)
	As adjusted under Topic 606	As originally reported	Effect of change
Revenue from services	$782,710	$889,076	$(106,366)
Revenue from transfer of intellectual property and other	75,537	70,668	4,869
Selling, general and administrative	414,628	520,994	(106,366)
Research and development	126,435	125,186	1,249

	For the year ended December 31, 2016 (in thousands)
	As adjusted under Topic 606	As originally reported	Effect of change
Revenue from services	$928,572	$1,012,129	$(83,557)
Revenue from transfer of intellectual property and other	105,455	126,065	(20,610)
Selling, general and administrative	407,331	490,888	(83,557)
Research and development	113,871	111,205	2,666

Consolidated Balance Sheet

	December 31, 2017 (in thousands)
	As adjusted under Topic 606	As originally reported	Effect of change
Other current assets and prepaid expenses	$42,513	$37,113	$5,400
Accrued expenses	225,796	215,102	10,694
Other long-term liabilities, principally contract liabilities, contingent consideration and line of credit	256,415	219,954	36,461
Accumulated deficit	(1,048,914)	(1,007,159)	(41,755)
Consolidated Statement of Cash Flows

	For the year ended December 31, 2017 (in thousands)
	As adjusted under Topic 606	As originally reported	Effect of change
Net loss	$(305,250)	$(308,870)	$3,620
Other current assets and prepaid expenses	4,771	10,171	(5,400)
Contract liabilities	(58,876)	(60,656)	1,780

	For the year ended December 31, 2016 (in thousands)
	As adjusted under Topic 606	As originally reported	Effect of change
Net loss	$(48,359)	$(25,083)	$(23,276)
Contract liabilities	(50,893)	(74,169)	23,276

The most significant change above relates to amounts in our clinical laboratory operations that were historically classified as provision for bad debts, primarily related to patient responsibility, which are now considered an element of variable consideration as an implicit price concession in determining revenues under Topic 606. Accordingly, we report uncollectible balances associated with individual patients as a reduction of the transaction price and therefore as a reduction in Revenue from services when historically these amounts were classified as provision for bad debts within Selling, general and administrative expenses.
In addition, under Topic 606, the upfront consideration received for a license and contract services combined performance obligation is recognized as revenue to the extent of costs incurred based on the length of the expected performance period and the subjectivity in estimating progress towards satisfaction of the performance obligation. Under previous accounting, we recognized revenue over the expected performance period. The adoption of Topic 606 resulted in a cumulative revenue reduction of $41.8 million and an increase of our accumulated deficit balance as of December 31, 2017; with a corresponding increase in our contract liabilities. For the years ended December 31, 2017 and 2016, Revenue from the transfer of intellectual property and other was increased (decreased) by $3.4 million and $(23.3) million, respectively, for the change in accounting. For a further discussion of the adoption of Topic 606, refer to Note 14.
In January 2016, the FASB issued ASU No. 2016-01, “Financial Instruments - Overall (Subtopic 825-10),” which addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. The ASU requires equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. As a result of the required adoption of ASU 2016-01 on January 1, 2018, we recorded a cumulative-effect adjustment to reclassify our net unrealized gains on our equity securities of $4.9 million as of January 1, 2018 from Accumulated other comprehensive loss to Accumulated deficit in our Consolidated Balance Sheet. Changes in the fair value of certain of our equity securities subsequent to the adoption of ASU 2016-01 on January 1, 2018 will be predominately recognized in net income.

In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230),” which addresses the classification of eight specific cash flow issues with the objective of reducing the existing diversity in practice. The required adoption of ASU 2016-15 in the first quarter of 2018 did not have a significant impact on our Consolidated Financial Statements.
In January 2017, the FASB issued ASU No. 2017-01, “Business Combinations (Topic 805),” which clarifies the definition of a business to assist entities in evaluating whether transactions should be accounted for acquisitions (or disposals) of assets or businesses. The required adoption of ASU 2017-01 in the first quarter of 2018 did not have a significant impact on our Consolidated Financial Statements.
In January 2017, the FASB issued ASU No. 2017-04, “Intangibles - Goodwill and Other (Topic 350),” which simplifies how an entity is required to test for goodwill impairment. Under ASU 2017-04, an impairment loss will reflect the amount by which the carrying amount of a reporting unit exceeds its fair value, not to exceed the carrying amount of goodwill. We early adopted the provisions of ASU 2017-04 prospectively in the fourth quarter of 2018. For a further discussion of the adoption of ASU 2017-04, refer to Goodwill and intangible assets earlier in this Note 2.
Pending accounting pronouncements.
In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842),” which will require organizations that lease assets with lease terms of more than 12 months to recognize assets and liabilities for the rights and obligations created by those leases on their balance sheets. ASU 2016-02, as amended, requires new qualitative and quantitative disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. ASU 2016-02 will be effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. We have begun a process to identify a complete population of our leases. Such process includes reviewing various contracts to identify whether such arrangements convey the right to control the use of an identified asset. The determination of the impact of this new guidance is ongoing and, as such, we are not able to reasonably estimate the effect the adoption of this new standard will have on our financial statements. Based on our preliminary assessment of this ASU, we believe the new standard will have a significant impact on our Consolidated Balance Sheet, which has not yet been quantified. In July 2018, the FASB issued an ASU to provide an additional transition method to adopt the guidance by allowing entities to initially apply the new leases standard at the adoption date and recognize a cumulative effect to the opening balance of retained earnings. We are currently evaluating the choice of transition options.
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

Note 3 Loss Per Share
Basic loss per share is computed by dividing our net loss by the weighted average number of shares outstanding during the period. For diluted earnings per share, the dilutive impact of stock options and warrants is determined by applying the “treasury stock” method. The dilutive impact of the 2033 Senior Notes and 2023 Convertible Notes (each, as defined herein and as discussed in Note 6) has been considered using the “if converted” method. In the periods in which their effect would be antidilutive, no effect has been given to outstanding options, warrants or the potentially dilutive shares issuable pursuant to the 2033 Senior Notes and 2023 Convertible Notes in the dilutive computation. The following table sets forth the computation of basic and diluted earnings (loss) per share:

	For the years ended December 31,
(In thousands, except per share data)	2018	2017	2016
Numerator
Net loss, basic	$(153,040)	$(305,250)	$(48,359)
Add: Interest on 2033 Senior Notes	—	—	2,451
Change in FV of embedded derivative income	—	—	(7,001)
Net loss, diluted	$(153,040)	$(305,250)	$(52,909)

Denominator
(Shares in thousands)
Weighted average common shares outstanding, basic	563,144	559,161	550,847
Effect of dilutive securities:
2033 Senior Notes	—	—	4,758
Dilutive potential shares	—	—	4,758
Weighted average common shares outstanding, diluted	563,144	559,161	555,605

Loss per share, basic	$(0.27)	$(0.55)	$(0.09)
Loss per share, diluted	$(0.27)	$(0.55)	$(0.10)

A total of 16,568,520, 6,255,624 and 4,736,104 potential shares of Common Stock have been excluded from the calculation of diluted net loss per share for the years ended December 31, 2018, 2017 and 2016, respectively, because their inclusion would be antidilutive.
During the year ended December 31, 2018, 540,000 Common Stock options and Common Stock warrants to purchase shares of our Common Stock were exercised, resulting in the issuance of 353,677 shares of Common Stock. Of the 540,000 Common Stock options and Common Stock warrants exercised, 186,323 shares of Common Stock were surrendered in lieu of a cash payment via the net exercise feature of the agreements.
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

Note 4 Acquisitions, Investments and Licenses
Investments
The following table reflects the accounting method, carrying value and underlying equity in net assets of our unconsolidated investments as of December 31, 2018:

(in thousands)
Investment type	Investment Carrying Value	Underlying Equity in Net Assets
Equity method investments	$2,505	$11,658
Variable interest entity, equity method	1,116	44
Equity securities	26,313
Equity securities with no readily determinable fair value	439
Warrants and options	855
Total carrying value of investments	$31,228

Equity method investments
Our equity method investments consist of investments in Pharmsynthez (ownership 9%), Cocrystal Pharma, Inc. (“COCP”) (9%), Non-Invasive Monitoring Systems, Inc. (“NIMS”) (1%), Neovasc Inc. (“Neovasc”)(4%), InCellDx, Inc. (29%), BioCardia, Inc. (“BioCardia”) (5%), and Xenetic Biosciences, Inc. (“Xenetic”) (4%). The total assets, liabilities, and net losses of our equity method investees as of and for the year ended December 31, 2018 were $234.3 million, $85.9 million, and $179.8 million, respectively. We have determined that we and/or our related parties can significantly influence the success of our equity method investments through our board representation and/or voting power. Accordingly, we account for our investment in these entities under the equity method and record our proportionate share of their losses in Loss from investments in investees in our Consolidated Statement of Operations. Included in Loss from investments in investees for the year ended December 31, 2018 is a charge of $2.9 million to write our investment in InCellDx, Inc. down to its fair value as of December 31, 2018. The aggregate value of our equity method investments based on the quoted market price of their common stock and the number of shares held by us as of December 31, 2018 is $15.3 million.
Equity securities
Our equity securities consist of investments in Phio Pharmaceuticals (“Phio”), previously Rxi Pharmaceuticals, (ownership 0%), VBI Vaccines Inc. (“VBI”) (7%), ChromaDex Corporation (0%), MabVax Therapeutics Holdings, Inc. (“MabVax”) (2%) and Eloxx Pharmaceuticals, Inc. (“Eloxx”)(4%). We have determined that our ownership, along with that of our related parties, does not provide us with significant influence over the operations of these investments. Accordingly, we account for our investment in these entities as equity securities, and we record changes in the fair value of these investments in Other income (expense) each reporting period when they have readily determinable fair value. Equity securities without a readily determinable fair value are adjusted to fair value when an observable price change can be identified. Net gains and losses on our equity securities for the year ended December 31, 2018 are as follows:

(in thousands)
Equity Securities	For the twelve months ended December 31, 2018
Net gains and losses recognized during the period on equity securities	$2,752
Less: Net gains and losses recognized during the period on equity securities sold during the period	113
Unrealized net gains recognized during the reporting period on equity securities still held at the reporting date	$2,865

Sales of investments
Gains (losses) included in earnings from sales of our investments are recorded in Other income (expense), net in our Consolidated Statement of Operations. Gains (losses) from sale of our investments for the years ended December 31, 2018 and 2017, was $25.8 thousand and $1.5 million, respectively. No gains (losses) were recognized during the years ended December 31, 2016. The cost of securities sold is based on the specific identification method.

Warrants and options
In addition to our equity method investments and equity securities, we hold options to purchase 0.4 million additional shares of BioCardia, 0.2 million of which are vested as of December 31, 2018, and 33 thousand, 0.7 million, 0.5 million, 22 thousand and 29 thousand of warrants to purchase additional shares of COCP, InCellDx, Inc., Xenetic, Phio and Neovasc, respectively. We recorded the changes in the fair value of the options and warrants in Fair value changes of derivative instruments, net in our Consolidated Statement of Operations. We also recorded the fair value of the options and warrants in Investments, net in our Consolidated Balance Sheet. See further discussion of the Company’s options and warrants in Note 18 and Note 19.
Investments in variable interest entities
We have determined that we hold variable interests in Zebra Biologics, Inc. (“Zebra”). We made this determination as a result of our assessment that Zebra does not have sufficient resources to carry out its principal activities without additional financial support.
We own 1,260,000 shares of Zebra Series A-2 Preferred Stock and 900,000 shares of Zebra restricted common stock (ownership 29% at December 31, 2018). Zebra is a privately held biotechnology company focused on the discovery and development of biosuperior antibody therapeutics and complex drugs. Dr. Richard Lerner, M.D., a member of our Board of Directors, is a founder of Zebra and, along with Dr. Frost, serves as a member of Zebra’s Board of Directors.
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

Note 5 Composition of Certain Financial Statement Captions

	For the years ended December 31,
(In thousands)	2018	2017
Accounts receivable, net
Accounts receivable	$145,665	$166,962
Less: allowance for doubtful accounts	(1,758)	(1,446)
	$143,907	$165,516
Inventories, net
Consumable supplies	$23,264	$21,546
Finished products	15,259	21,012
Work in-process	2,473	5,873
Raw materials	4,259	7,467
Less: inventory reserve	(2,956)	(6,565)
	$42,299	$49,333
Other current assets and prepaid expenses
Other receivables	$2,368	$3,398
Taxes recoverable	15,708	18,138
Prepaid supplies	9,693	8,207
Prepaid insurance	3,436	3,532
Other	3,847	9,238
	$35,052	$42,513
Property, plant and equipment, net:
Machinery, medical and other equipment	$147,757	$112,961
Leasehold improvements	34,607	34,121
Furniture and fixtures	12,737	11,540
Automobiles and aircraft	10,133	11,137
Software	13,425	12,469
Building	18,554	8,227
Land	2,453	2,552
Construction in process	16,670	39,397
Less: accumulated depreciation	(111,662)	(85,847)
	$144,674	$146,557
Intangible assets, net:
Customer relationships	$446,296	$448,345
Technologies	340,729	340,921
Trade names	50,404	50,553
Covenants not to compete	16,322	16,372
Licenses	5,766	10,305
Product registrations	7,861	10,475
Other	5,613	5,799
Less: accumulated amortization	(258,539)	(198,935)
	$614,452	$683,835

	For the years ended December 31,
(In thousands)	2018	2017
Accrued expenses:
Contract liabilities	$63,503	$56,883
Employee benefits	45,621	50,377
Taxes payable	3,233	4,609
Contingent consideration	2,375	11,750
Clinical trials	10,401	12,191
Capital leases short-term	3,280	3,399
Milestone payment	4,871	4,868
Professional fees	7,935	2,355
Other	62,294	79,364
	$203,513	$225,796

Other long-term liabilities:
Contract liabilities	$27,566	$95,450
Line of credit	105,198	104,152
Contingent consideration	22,162	29,603
Capital leases long-term	5,620	7,786
Mortgages and other debts payable	4,654	1,567
Other	33,768	17,857
	$198,968	$256,415

All of our intangible assets and goodwill acquired relate to our acquisitions of principally OPKO Renal, OPKO Biologics, EirGen Pharma Limited (“EirGen”) and BioReference. We amortize intangible assets with definite lives on a straight-line basis over their estimated useful lives. The estimated useful lives by asset class are as follows: technologies - 5-17 years, customer relationships - 7-20 years, product registrations - 7-10 years, covenants not to compete - 5 years, trade names - 5-10 years, other 9-10 years. We do not anticipate capitalizing the cost of product registration renewals, rather we expect to expense these costs, as incurred. Our goodwill is not tax deductible for income tax purposes in any jurisdiction in which we operate.
The changes in value of the intangible assets and goodwill during the years ended December 31, 2018 and 2017 are primarily due to foreign currency fluctuations between the Chilean Peso, the Euro and the Shekel against the U.S. dollar.
The following table reflects the changes in the allowance for doubtful accounts, provision for inventory reserve and tax valuation allowance accounts:

(In thousands)	Beginning balance	Charged to expense	Written-off	Charged to other	Ending balance
2018
Allowance for doubtful accounts	$(1,446)	(665)	353	—	$(1,758)
Inventory reserve	$(6,565)	(1,915)	5,524	—	$(2,956)
Tax valuation allowance	$(142,062)	(12,854)	—	—	$(154,916)
2017
Allowance for doubtful accounts	$(1,671)	(891)	1,063	53	$(1,446)
Inventory reserve	$(945)	(5,390)	(230)	—	$(6,565)
Tax valuation allowance	$(55,415)	(82,358)	—	(4,289)	$(142,062)

The following table summarizes the changes in Goodwill during the years ended December 31, 2018 and 2017.

	2018				2017
(In thousands)	Balance at January 1	Goodwill impairment	Foreign exchange and other	Balance at December 31st	Balance at January 1	Foreign exchange	Balance at December 31
Pharmaceuticals
CURNA	$4,827		$—	$4,827	$4,827	$—	$4,827
EirGen	89,226		(3,981)	85,245	78,358	10,868	89,226
FineTech	11,698	(11,698)	—	—	11,698	—	11,698
OPKO Biologics	139,784		—	139,784	139,784	—	139,784
OPKO Chile	5,203		(589)	4,614	4,785	418	5,203
OPKO Health Europe	7,898		(352)	7,546	6,936	962	7,898
OPKO Renal	2,069		—	2,069	2,069	—	2,069
Transition Therapeutics	3,608		(286)	3,322	3,360	248	3,608

Diagnostics
BioReference	401,821		—	401,821	401,821	—	401,821
OPKO Diagnostics	17,977		—	17,977	17,977	—	17,977
OPKO Lab	32,988		—	32,988	32,988	—	32,988
	$717,099	$(11,698)	$(5,208)	$700,193	$704,603	$12,496	$717,099

Note 6 Debt
On November 8, 2018, we entered into a credit agreement with an affiliate of Dr. Frost, pursuant to which the lender committed to provide us with an unsecured line of credit in the amount of $60 million. Borrowings under the line of credit will bear interest at a rate of 10% per annum and may be repaid and reborrowed at any time. The credit agreement includes various customary remedies for the lender following an event of default, including the acceleration of repayment of outstanding amounts under line of credit. The line of credit matures on November 8, 2023. As of as of December 31, 2018, no funds were borrowed under the line of credit, and in February 2019, we repaid amounts borrowed in 2019 and terminated the credit agreement.
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
The following table sets forth information related to the 2033 Senior Notes which is included in our Consolidated Balance Sheet as of December 31, 2018:

(In thousands)	2033 Senior Notes	Discount	Debt Issuance Cost	Total
Balance at December 31, 2017	$31,850	$(2,565)	$(125)	$29,160
Amortization of debt discount and debt issuance costs	—	2,277	125	2,402
Balance at December 31, 2018	$31,850	$(288)	$—	$31,562
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

The 2033 Senior Notes will be convertible at any time on or after November 1, 2032, through the second scheduled trading day immediately preceding the maturity date, at the option of the holders. Additionally, holders may convert their 2033

Senior Notes prior to the close of business on the scheduled trading day immediately preceding November 1, 2032, under the following circumstances: (1) conversion based upon satisfaction of the trading price condition relating to the 2033 Senior Notes; (2) conversion based on the Common Stock price; (3) conversion based upon the occurrence of specified corporate events; or (4) if we call the 2033 Senior Notes for redemption. The 2033 Senior Notes will be convertible into cash, shares of our Common Stock, or a combination of cash and shares of Common Stock, at our election unless we have made an irrevocable election of net share settlement. The initial conversion rate for the 2033 Senior Notes will be 141.48 shares of Common Stock per $1,000 principal amount of 2033 Senior Notes (equivalent to an initial conversion price of approximately $7.07 per share of Common Stock), and will be subject to adjustment upon the occurrence of certain events. In addition, we will, in certain circumstances, increase the conversion rate for holders who convert their 2033 Senior Notes in connection with a make-whole fundamental change (as defined in the Indenture). Holders of the 2033 Senior Notes may require us to repurchase the 2033 Senior Notes for 100% of their principal amount, plus accrued and unpaid interest, on February 1, 2019, February 1, 2023 and February 1, 2028, or following the occurrence of a fundamental change as defined in the indenture governing the 2033 Senior Notes. On February 1, 2019, approximately $28.8 million aggregate principal amount of 2033 Senior Notes were tendered by holders pursuant to such holders’ option to require us to repurchase the 2033 Senior Notes.
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
For accounting and financial reporting purposes, we combined these embedded derivatives and valued them together as one unit of accounting. In 2017, certain terms of the embedded derivatives expired pursuant to the original agreement and the embedded derivatives no longer met the criteria to be separated from the host contract and, as a result, the embedded derivatives were no longer required to be valued separate and apart from the 2033 Senior Notes and were reclassified to additional paid in capital. Accordingly, there was no derivative income (loss) for the year ended December 31, 2018.
From 2013 to 2016, holders of the 2033 Senior Notes converted $143.2 million in aggregate principal amount into an aggregate of 21,539,873 shares of the Company’s Common Stock.
On November 5, 2015, BioReference and certain of its subsidiaries entered into a credit agreement with JPMorgan Chase Bank, N.A. (“CB”), as lender and administrative agent, as amended (the “Credit Agreement”). The Credit Agreement provides for a $175.0 million secured revolving credit facility and includes a $20.0 million sub-facility for swingline loans and a $20.0 million sub-facility for the issuance of letters of credit. BioReference may increase the credit facility to up to $275.0 million on a secured basis, subject to the satisfaction of specified conditions. The Credit Agreement matures on November 5, 2020 and is guaranteed by all of BioReference’s domestic subsidiaries. The Credit Agreement is also secured by substantially all assets of BioReference and its domestic subsidiaries, as well as a non-recourse pledge by us of our equity interest in BioReference. Availability under the Credit Agreement is based on a borrowing base comprised of eligible accounts receivables of BioReference and certain of its subsidiaries, as specified therein. As of December 31, 2018, $2.0 million additional funds were available to be borrowed under the Credit Agreement. Principal under the Credit Agreement is due upon maturity on November 5, 2020.
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
On February 26, 2019, BioReference and certain of its subsidiaries entered into Amendment No. 8 to the Credit Agreement, which amended the Credit Agreement to add back certain cost savings resulting from work force reductions in the 2018 fiscal year to the calculation of EBITDA for purposes of complying with the minimum fixed charge coverage ratio covenant.  The other terms of the Credit Agreement remain unchanged.
The Credit Agreement contains customary covenants and restrictions, including, without limitation, covenants that require BioReference and its subsidiaries to maintain a minimum fixed charge coverage ratio if availability under the new credit facility falls below a specified amount and to comply with laws and restrictions on the ability of BioReference and its subsidiaries to incur additional indebtedness or to pay dividends and make certain other distributions to the Company, subject to certain exceptions as specified therein. Failure to comply with these covenants would constitute an event of default under the Credit Agreement, notwithstanding the ability of BioReference to meet its debt service obligations. The Credit Agreement also includes various customary remedies for the lenders following an event of default, including the acceleration of repayment of outstanding amounts under the Credit Agreement and execution upon the collateral securing obligations under the Credit Agreement. Substantially all the assets of BioReference and its subsidiaries are restricted from sale, transfer, lease, disposal or distributions to the Company, subject to certain exceptions. BioReference and its subsidiaries net assets as of December 31, 2018 were approximately $916.4 million, which includes goodwill of $401.8 million and intangible assets of $405.3 million.

In addition to the Credit Agreement with CB, we have line of credit agreements with eleven other financial institutions as of December 31, 2018 and 2017 in the U.S., Chile and Spain. These lines of credit are used primarily as a source of working capital for inventory purchases.
The following table summarizes the amounts outstanding under the BioReference, Chilean and Spanish lines of credit:

(Dollars in thousands)			Balance Outstanding
Lender	Interest rate on borrowings at December 31, 2018	Credit line capacity	December 31, 2018	December 31, 2017
JP Morgan Chase	4.02%	$175,000	$105,198	$104,152
Itau Bank	5.50%	1,810	232	446
Bank of Chile	6.60%	3,800	432	1,598
BICE Bank	5.50%	2,500	818	1,819
BBVA Bank	5.50%	3,250	858	1,665
Security Bank	5.50%	—	—	501
Estado Bank	5.50%	3,500	308	2,111
Santander Bank	5.50%	4,500	852	1,988
Scotiabank	5.00%	1,800	2	384
Banco De Sabadell	1.45%	343	—	—
Banco Bilbao Vizcaya	2.45%	343	—	—
Santander Bank	2.30%	343	10	—
Total		$197,189	$108,710	$114,664

At December 31, 2018 and 2017, the weighted average interest rate on our lines of credit was approximately 4.7% and 4.2%, respectively.
At December 31, 2018 and 2017, we had notes payable and other debt (excluding the 2033 Senior Notes, the 2023 Convertible Notes, the Credit Agreement and amounts outstanding under lines of credit) as follows:

(In thousands)	December 31, 2018	December 31, 2017
Current portion of notes payable	$2,560	$1,632
Other long-term liabilities	5,693	2,011
Total	$8,253	$3,643

The notes and other debt mature at various dates ranging from 2019 through 2024 bearing variable interest rates from 1.0% up to 6.3%. The weighted average interest rate on the notes and other debt at December 31, 2018 and 2017, was 2.1% and 3.0%, respectively. The notes are secured by our office space in Barcelona.

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
The issuance of the Shares were made in reliance on the exemption from registration provided in Section 4(a)(2) of the Securities Act based upon the representations made by the investors that they are “accredited investors” and that they are purchasing the Shares without a present view toward a distribution of the Shares.
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
Of the authorized Preferred Stock, 4,000,000 shares, 500,000 shares and 2,000,000 shares were designated Series A Preferred Stock, Series C Preferred Stock and Series D Preferred Stock, respectively. As of December 31, 2018 and 2017, there were no shares of Series A Preferred Stock, Series C Preferred Stock or Series D Preferred Stock issued or outstanding.

Note 8 Accumulated Other Comprehensive Income (Loss)
For the year ended December 31, 2018, changes in Accumulated other comprehensive income (loss), net of tax, were as follows:

(In thousands)	Foreign currency translation	Unrealized gain (loss) in Accumulated OCI	Total
Balance at December 31, 2017	$(5,404)	$4,876	$(528)
Other comprehensive income (loss) before reclassifications	(14,727)	—	(14,727)
Reclassification adjustment due to adoption of ASU 2016-01	—	(4,876)	(4,876)
Net other comprehensive income (loss)	(14,727)	(4,876)	(19,603)
Balance at December 31, 2018	$(20,131)	$—	$(20,131)

For the year ended December 31, 2017, changes in Accumulated other comprehensive income, net of tax, were as follows:

(In thousands)	Foreign currency translation	Unrealized gain (loss) in Accumulated OCI	Total
Balance at December 31, 2016	$(28,128)	$1,119	$(27,009)
Other comprehensive income (loss) before reclassifications	22,724	3,790	26,514
Reclassification adjustments for losses included in net loss, net of tax	—	(33)	(33)
Net other comprehensive income (loss)	22,724	3,757	26,481
Balance at December 31, 2017	$(5,404)	$4,876	$(528)

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
We classify the cash flows resulting from the tax benefit that arises when the tax deductions exceed the compensation cost recognized for those equity awards (excess tax benefits) as cash flows from operations. There were no excess tax benefits for the years ended December 31, 2018, 2017, and 2016.
Equity-based compensation arrangements to non-employees are accounted for at their fair value on the measurement date. The measurement of equity-based compensation to non-employees is subject to periodic adjustment over the vesting period of the equity instruments.
Valuation and Expense Information
We recorded equity-based compensation expense of $21.8 million, $28.3 million and $42.7 million for the years ended December 31, 2018, 2017, and 2016, respectively, all of which were reflected as operating expenses. Of the $21.8 million of equity based compensation expense recorded in the year ended December 31, 2018, $14.7 million was recorded as selling, general and administrative expenses, $4.2 million was recorded as research and development expenses and $2.8 million was recorded as a cost of revenue. Of the $28.3 million of equity based compensation expense recorded in the year ended December 31, 2017, $21.2 million was recorded as selling, general and administrative expense, $5.1 million was recorded as research and development expenses and $2.0 million was recorded as a cost of revenue. Of the $42.7 million of equity based compensation expense recorded in the year ended December 31, 2016, $33.4 million was recorded as selling, general and administrative expense, $7.5 million was recorded as research and development expenses and 1.8 million was recorded as cost of revenue.
We estimate forfeitures of stock options and recognize compensation cost only for those awards expected to vest. Forfeiture rates are determined for all employees and non-employee directors based on historical experience and our estimate of future vesting. Estimated forfeiture rates are adjusted from time to time based on actual forfeiture experience.
As of December 31, 2018, there was $24.6 million of unrecognized compensation cost related to the stock options granted under our equity-based incentive compensation plans. Such cost is expected to be recognized over a weighted-average period of approximately 1.48 years.
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

	Year Ended December 31, 2018	Year Ended December 31, 2017	Year Ended December 31, 2016
Expected term (in years)	3.0 - 10.0	3.0 - 10.0	1.0 - 10.0
Risk-free interest rate	2.32% - 3.09%	1.32% - 2.41%	0.71% - 2.51%
Expected volatility	40% - 54%	38% - 55%	38% - 64%
Expected dividend yield	0%	0%	0%

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
We maintain incentive stock plans that provide for the grants of stock options to our directors, officers, employees and non-employee consultants. As of December 31, 2018, there were 26,668,368 shares of Common Stock reserved for issuance under our 2016 Equity Incentive Plan and our 2007 Equity Incentive Plan. We intend to issue new shares upon the exercise of stock options. Stock options granted under these plans have been granted at an option price equal to the closing market value of the stock on the date of the grant. Stock options granted under these plans to employees typically become exercisable over four years in equal annual installments after the date of grant, and stock options granted to non-employee directors become exercisable in full one-year after the grant date, subject to, in each case, continuous service with us during the applicable vesting period. We assumed stock options to grant Common Stock as part of the mergers with Acuity Pharmaceuticals, Inc., Froptix, Inc., OPKO Biologics and BioReference, which reflected various vesting schedules, including monthly vesting to employees and non-employee consultants.
A summary of option activity under our stock option plans as of December 31, 2018, and the changes during the year is presented below:

Options	Number of options	Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate intrinsic value (in thousands)
Outstanding at December 31, 2017	31,299,385	$10.08	6.37	$1,886
Granted	5,880,900	$4.30
Exercised	(540,000)	$3.69
Forfeited	(1,533,025)	$8.14
Expired	(2,075,962)	$8.48
Outstanding at December 31, 2018	33,031,298	$9.31	5.93	$232
Vested and expected to vest at December 31, 2018	31,317,632	$9.39	5.80	$206
Exercisable at December 31, 2018	21,451,856	$10.18	4.64	$58

The total intrinsic value of stock options exercised for the years ended December 31, 2018, 2017, and 2016 was $0.5 million, $6.4 million and $9.9 million, respectively.
The weighted average grant date fair value of stock options granted for the years ended December 31, 2018, 2017, and 2016 was $2.08, $4.50, and $4.78, respectively. The total fair value of stock options vested during the years ended December 31, 2018, 2017, and 2016 was $25.8 million, $34 million and $30.2 million, respectively.

Note 10 Income Taxes
We operate and are required to file tax returns in the U.S. and various foreign jurisdictions.
The benefit (provision) for incomes taxes consists of the following:

	For the years ended December 31,
(In thousands)	2018	2017	2016
Current
Federal	$—	$2,398	$—
State	6,318	(1,737)	(2,931)
Foreign	(2,738)	(3,424)	(2,438)
	3,580	(2,763)	(5,369)
Deferred
Federal	2,045	(10,759)	25,739
State	5,673	(2,738)	10,657
Foreign	27,428	(2,595)	25,088
	35,146	(16,092)	61,484
Total, net	$38,726	$(18,855)	$56,115

Deferred income tax assets and liabilities as of December 31, 2018 and 2017 are comprised of the following:

(In thousands)	December 31, 2018	December 31, 2017
Deferred income tax assets:
Federal net operating loss	$101,662	$79,356
State net operating loss	59,126	46,571
Foreign net operating loss	34,407	35,710
Research and development expense	2,893	4,038
Tax credits	21,669	20,040
Stock options	30,430	28,830
Accruals	6,294	5,719
Equity investments	12,904	8,454
Bad debts	414	20,302
Lease liability	1,370	2,205
Foreign credits	10,837	11,113
Equity securities	2,447	2,406
Other	11,668	17,448
Deferred income tax assets	296,121	282,192
Deferred income tax liabilities:
Intangible assets	(250,640)	(280,962)
Fixed assets	(3,486)	(5,572)
Other	(2,272)	(2,325)
Deferred income tax liabilities	(256,398)	(288,859)
Net deferred income tax assets (liabilities)	39,723	(6,667)
Valuation allowance	(154,916)	(142,062)
Net deferred income tax liabilities	$(115,193)	$(148,729)

As of December 31, 2018, we have federal, state and foreign net operating loss carryforwards of approximately $606.6 million, $801.8 million and $152.3 million, respectively, that expire at various dates through 2038 unless indefinite in nature. Included in the foreign net operating losses is $86.1 million related to OPKO Biologics. As of December 31, 2018, we have research and development tax credit carryforwards of approximately $21.7 million that expire in varying amounts through

2038. As of each reporting date, management considers new evidence, both positive and negative, that could affect its view of the future realization of deferred tax assets. We have determined a valuation allowance is required against all of our net deferred tax assets that we do not expect to be utilized by the reversing of deferred income tax liabilities.
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
During 2008, we conducted a study to determine the impact of the various ownership changes that occurred during 2007 and 2008. As a result, we have concluded that the annual utilization of our net operating loss carryforwards (“NOLs”) and tax credits is subject to a limitation pursuant to Internal Revenue Code Section 382. Under the tax law, such NOLs and tax credits are subject to expiration from 15 to 20 years after they were generated. As a result of the annual limitation that may be imposed on such tax attributes and the statutory expiration period, some of these tax attributes may expire prior to our being able to use them. There is no current impact on these financial statements as a result of the annual limitation. This study did not conclude whether OPKO’s predecessor, eXegenics, pre-merger NOLs were limited under Section 382. As such, of the $606.6 million of federal net operating loss carryforwards, at least approximately $53.4 million may not be able to be utilized.
We file federal income tax returns in the U.S. and various foreign jurisdictions, as well as with various U.S. states and the Ontario and Nova Scotia provinces in Canada. We are subject to routine tax audits in all jurisdictions for which we file tax returns. Tax audits by their very nature are often complex and can require several years to complete. It is reasonably possible that some audits will close within the next twelve months, which we do not believe would result in a material change to our accrued uncertain tax positions.
U.S. Federal: Under the tax statute of limitations applicable to the Internal Revenue Code, we are no longer subject to U.S. federal income tax examinations by the Internal Revenue Service for years before 2015. However, because we are carrying forward income tax attributes, such as net operating losses and tax credits from 2015 and earlier tax years, these attributes can still be audited when utilized on returns filed in the future.
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
Foreign: Under the statute of limitations applicable to our foreign operations, we are generally no longer subject to tax examination for years before 2013 in jurisdictions where we have filed income tax returns.
Tax Cuts and Jobs Act
On December 22, 2017, the 2017 Tax Cuts and Jobs Act (the “Tax Act”) was enacted into law and the new legislation contains several key tax provisions, including a reduction of the corporate income tax rate from 35% to 21% effective January 1, 2018 and a one-time mandatory transition tax on accumulated foreign earnings, among others. We were required to recognize the effect of the tax law changes in the period of enactment, such as remeasuring our U.S. deferred tax assets and liabilities, as well as reassessing the net realizability of our deferred tax assets and liabilities. In December 2017, the SEC staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (SAB 118), which allowed us to record provisional amounts during a measurement period not to extend beyond one year of the enactment date. As of December 22, 2018 we completed our analysis in accordance with SAB 118 and recorded immaterial adjustments.
Effective January 1, 2018, the Tax Act provides for a new global intangible low-taxed income (GILTI) provision. Under the GILTI provision, certain foreign subsidiary earnings in excess of an allowable return on the foreign subsidiary’s tangible assets are included in U.S. taxable income. The Company currently estimates GILTI will be immaterial for the year ended December 31, 2018, although interpretive guidance continues to be issued and future guidance may impact this analysis. The Company has not recorded any deferred taxes for future GILTI inclusions as any future inclusions are expected to be treated as a period expense and offset by net operating loss carryforwards in the U.S.
The Tax Act affects the tax treatment of foreign earnings and profits (“E&P”) and results in a one-time transition tax on our post-1986 foreign E&P that we previously deferred from U.S. income tax expense. We determined that we did not owe any transition tax and we have not provided for additional income taxes on any remaining undistributed foreign E&P not subject to the transition tax, or any outside tax basis differences inherent in our foreign subsidiaries. On January 15, 2019, the U.S. Department of Treasury released final regulations related to the one-time transition tax. Although the Company's assessment of these final rules is not complete, they are not expected to materially impact the Company’s financial statements.
Unrecognized Tax Benefits
As of December 31, 2018, 2017, and 2016, the total amount of gross unrecognized tax benefits was approximately $17.5 million, $21.3 million, and $27.5 million, respectively. As of December 31, 2018, the total gross unrecognized tax benefit of $17.5 million consisted of increases of $8.4 million as a result of current year activity, and decreases of $4.6 million as a result of the lapse of statutes of limitations. As of December 31, 2018, the total amount of unrecognized tax benefits that, if recognized, would affect our effective income tax rate was $(14.2) million. We account for any applicable interest and penalties on uncertain tax positions as a component of income tax expense and we recognized $(1.9) million and $0.4 million of interest expense for the years ended December 31, 2018 and 2017, respectively. As of December 31, 2017 and 2016, $(12.4) million and $6.1 million of the unrecognized tax benefits, if recognized, would have affected our effective income tax rate. We believe it is reasonably possible that approximately $1.3 million of unrecognized tax benefits may be recognized within the next twelve months, mainly due to anticipated statute of limitations lapses in various jurisdictions.
The following summarizes the changes in our gross unrecognized income tax benefits.

	For the years ended December 31,
(In thousands)	2018	2017	2016
Unrecognized tax benefits at beginning of period	$21,347	$27,545	$8,595
Gross increases – tax positions in prior period	—	44	1,443
Gross increases – tax positions in current period	8,384	—	18,472
Gross decreases – tax positions in prior period	(7,597)	(1,724)	(671)
Lapse of Statute of Limitations	(4,621)	(4,518)	(294)
Unrecognized tax benefits at end of period	$17,513	$21,347	$27,545

Other Income Tax Disclosures
The significant elements contributing to the difference between the federal statutory tax rate and the effective tax rate are as follows:

	For the years ended December 31,
	2018	2017	2016
Federal statutory rate	21.0%	35.0%	35.0%
State income taxes, net of federal benefit	4.3%	5.1%	5.2%
Foreign income tax	(6.0)%	(5.3)%	(14.2)%
Income Tax Refunds	3.6%	—%	—%
Research and development tax credits	1.9%	0.6%	5.4%
Non-Deductible components of Convertible Debt	(0.2)%	0.1%	2.2%
Valuation allowance	(7.1)%	(28.4)%	9.5%
Rate change effect	8.1%	(10.8)%	21.2%
Non-deductible items	(2.9)%	(1.9)%	(1.9)%
Unrecognized tax benefits	(1.8)%	(0.7)%	(1.0)%
Other	(0.7)%	(0.4)%	(7.7)%
Total	20.2%	(6.7)%	53.7%

The following table reconciles our losses before income taxes between U.S. and foreign jurisdictions:

	For the years ended December 31,
(In thousands)	2018	2017	2016
Pre-tax income (loss):
U.S.	$(132,102)	$(247,938)	$(92,175)
Foreign	(59,664)	(38,457)	(12,299)
Total	$(191,766)	$(286,395)	$(104,474)

Prior to the enactment of the Tax Act, the Company regularly determined certain foreign earnings to be indefinitely reinvested outside the United States. Our intent is to permanently reinvest these funds outside the U.S. and our current plans do not demonstrate a need to repatriate the cash to fund U.S. operations. However, if these funds were repatriated, we would be required to accrue and pay applicable U.S. taxes (if any) and withholding taxes payable to foreign tax authorities.

Note 11 Related Party Transactions
On November 8, 2018, we entered into stock purchase agreements with certain investors pursuant to which we agreed to sell to such investors in private placements an aggregate of approximately 26.5 million shares of our Common Stock (the “Shares”) at a purchase price of $3.49 per share, which was the closing bid price of our Common Stock on the NASDAQ on such date, for an aggregate purchase price of $92.5 million. The investors in the private placements include an affiliate of Dr. Phillip Frost, our Chairman and Chief Executive Officer ($70 million), and Dr. Jane Hsiao, our Vice Chairman and Chief Technical Officer ($2 million).
On November 8, 2018, we entered into a credit agreement with an affiliate of Dr. Frost, pursuant to which the lender committed to provide us with an unsecured line of credit in the amount of $60 million. Borrowings under the line of credit will bear interest at a rate of 10% per annum and may be repaid and reborrowed at any time. The credit agreement includes various customary remedies for the lender following an event of default, including the acceleration of repayment of outstanding amounts under line of credit. The line of credit matures on November 8, 2023. As of as of December 31, 2018, no funds were borrowed under the line of credit. We repaid amounts borrowed in 2019 and terminated the line of credit on or around February 20, 2019.
In February 2018, we issued the 2023 Convertible Notes in the aggregate principal amount of $55.0 million. Refer to Note 6. Purchasers of the 2023 Convertible Notes include Dr. Hsiao and an affiliate of Dr. Frost.
We hold investments in Zebra (ownership 29%), Neovasc (4%), ChromaDex Corporation (0%), MabVax (2%), COCP (9%), NIMS (1% ) and BioCardia (5%). These investments were considered related party transactions as a result of our executive management’s ownership interests and/or board representation in these entities. See further discussion of our investments in Note 4.
In February 2018, we invested an additional $1.0 million in COCP for a convertible note, which was converted into 538,544 shares of its common stock in May 2018. In April 2017, we invested an additional $1.0 million in COCP for 138,889 shares of its common stock, and in August 2016, we invested an additional $2.0 million in COCP for 162,602 shares of its common stock.
In November 2017, we invested an additional $3.0 million in Neovasc for 20,547 shares of its common stock, 20,547 Series A warrants, 20,547 Series B warrants and 8,221 Series C warrants, after adjusting for a 1-for-100 reverse stock split in 2018. In April 2018, we exercised our Series B warrants in a cashless exercise and received 1,069,090 shares of Neovasc common stock.
In July 2017, we invested an additional $0.1 million in MabVax for 50,714 shares of common stock and in May 2017, we invested an additional $0.5 million in MabVax for 1,667 shares of Series L Preferred Stock and 107,607 shares of Series I Preferred Stock. We had also invested an additional $1.0 million in MabVax in August 2016 for 69,300 shares of its common stock and warrants to purchase 138,600 shares of its common stock.
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
We reimburse Dr. Frost for Company-related use by Dr. Frost and our other executives of an airplane owned by a company that is beneficially owned by Dr. Frost. We reimburse Dr. Frost for out-of-pocket operating costs for the use of the airplane by Dr. Frost or Company executives for Company-related business. We do not reimburse Dr. Frost for personal use of the airplane by Dr. Frost or any other executive. For the years ended December 31, 2018, 2017, and 2016, we recognized approximately $238 thousand, $361 thousand, and $298 thousand, respectively, for Company-related travel by Dr. Frost and other OPKO executives.

Note 12 Employee Benefit Plans
Effective January 1, 2007, the OPKO Health Savings and Retirement Plan (the “Plan”) permits employees to contribute up to 100% of qualified pre-tax annual compensation up to annual statutory limitations. The discretionary company match for employee contributions to the Plan is 100% up to the first 4% of the participant’s earnings contributed to the Plan. Effective January 1, 2017, employees of BioReference and its subsidiaries are eligible for participation in the Plan. Our matching contributions to our plans, including predecessor plans for BioReference, were approximately $8.3 million, $8.4 million and $3.5 million for the years ended December 31, 2018, 2017, and 2016 respectively.
Note 13 Commitments and Contingencies
In connection with our acquisitions of CURNA, OPKO Diagnostics and OPKO Renal, we agreed to pay future consideration to the sellers upon the achievement of certain events. As a result, as of December 31, 2018, we have recorded $24.6 million as contingent consideration, with $2.4 million recorded within Accrued expenses and $22.2 million recorded within Other long-term liabilities in the accompanying Consolidated Balance Sheets. Refer to Note 5.
As previously disclosed, on September 7, 2018, the Securities and Exchange Commission (“SEC”) filed a lawsuit in the Southern District of New York (the “SEC Complaint”) against a number of individuals and entities (the “Defendants”), including the Company and its CEO and Chairman, Phillip Frost (“Dr. Frost”). The SEC alleged, among other things, that the Company (i) aided and abetted an illegal “pump and dump” scheme perpetrated by a number of the Defendants, and (ii) failed to file required Schedules 13D or 13G with the SEC. On December 27, 2018, the Company announced that the Company and Dr. Frost entered into settlement agreements with the Securities and Exchange Commission (the “Commission”), which upon approval of the court would resolve the SEC Complaint against each of them. The settlement was approved by the Court in January 2019. Pursuant to the settlement, and without admitting or denying any of the allegations of the Complaint, the Company is enjoined from violating Section 13(d) of the Exchange Act and paid a $100,000 penalty. Liability under Section 13(d) can be established without any showing of wrongful intent or negligence.
Following the SEC’s announcement of the SEC Complaint, we have been named in seven class action lawsuits and more than a dozen derivative suits relating to the allegations in the SEC Complaint among other matters. The Company intends to vigorously defend itself against the claims. Based on the early stages of these legal proceedings, at this time, the Company is not able to reasonably estimate a possible range of loss, if any, that may result from these allegations. For a more detailed discussion of pending matters, please see Part II, Item 1, “Legal Proceedings.”
In August 2017, we entered into a Commitment Letter (the “Commitment Letter”) with Veterans Accountable Care Group, LLC (“VACG”) in connection with the submission of a bid by its affiliate, the Veterans Accountable Care Organization, LLC (“VACO”) in response to a request for proposal (“RFP”) from the Veterans Health Administration (“VA”) regarding its Community Care Network. We were notified in January 2019 that the bid was awarded to a third party. If VACO were to have been successful in its bid, we would have acquired a fifteen percent (15%) membership interest in VACO. In addition, BioReference, our wholly-owned subsidiary, would have provided laboratory services for the Community Care Network, a region which currently includes approximately 2,133,000 veterans in the states of Massachusetts, Maine, New Hampshire, Vermont, New York, Pennsylvania, New Jersey, Rhode Island, Connecticut, Maryland, Virginia, West Virginia, and North Carolina.
Pursuant to the Commitment Letter and had VACO been successful in its bid, we committed to provide, or to arrange from a third party lender, a line of credit for VACG in the amount of $50.0 million (the “Facility”). Funds drawn under the Facility would be contributed by VACG to VACO in order to satisfy the financial stability requirement of VACO in connection with its submission of the RFP. VACG would not be permitted to draw down on the Facility unless and until the VHA awards a contract to VACO. The Facility would have a maturity of five (5) years. Interest on the Facility would be payable at a rate equal to 6.5% per annum, payable quarterly in arrears. The Facility would be subject to the negotiation of definitive documentation conditions customary for transactions of such type and otherwise acceptable to VACG and the lender under the Facility.
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
We have employment agreements with certain executives of BioReference which provide for compensation and certain other benefits and for severance payments under certain circumstances. During the years ended December 31, 2018, 2017 and 2016, we recognized $4.9 million, $5.8 million and $17.9 million, respectively, of severance costs pursuant to these employment agreements as a component of Selling, general and administrative expense.
At December 31, 2018, we were committed to make future purchases for inventory and other items in 2019 that occur in the ordinary course of business under various purchase arrangements with fixed purchase provisions aggregating $98.5 million.
Note 14 Revenue Recognition
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

The following are descriptions of our payors for laboratory services:
Healthcare Insurers. Reimbursements from healthcare insurers are based on negotiated fee-for-service schedules. Revenues consist of amounts billed, net of contractual allowances for differences between amounts billed and the estimated consideration we expect to receive from such payors, which considers historical denial and collection experience and the terms of our contractual arrangements. Adjustments to the allowances, based on actual receipts from the third-party payors, are recorded upon settlement.
Government Payors. Reimbursements from government payors are based on fee-for-service schedules set by governmental authorities, including traditional Medicare and Medicaid. Revenues consist of amounts billed, net of contractual allowances for differences between amounts billed and the estimated consideration we expect to receive from such payors, which considers historical denial and collection experience and the terms of our contractual arrangements. Adjustments to the allowances, based on actual receipts from the government payors, are recorded upon settlement.
Client Payors. Client payors include physicians, hospitals, employers, and other institutions for which services are performed on a wholesale basis, and are billed and recognized as revenue based on negotiated fee schedules.
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
The complexities and ambiguities of billing, reimbursement regulations and claims processing, as well as issues unique to Medicare and Medicaid programs, require us to estimate the potential for retroactive adjustments as an element of variable consideration in the recognition of revenue in the period the related services are rendered. Actual amounts are adjusted in the period those adjustments become known. For the years ended December 31, 2018 and 2017, revenue reductions due to changes in estimates of implicit price concessions for performance obligations satisfied in prior periods of $22.8 million and $66.0 million, respectively, were recognized. No material revenue reductions due to changes in estimates of implicit price concessions for performance obligations satisfied in prior periods were recognized during the year ended December 31, 2016.
Third-party payors, including government programs, may decide to deny payment or recoup payments for testing they contend were improperly billed or not medically necessary, against their coverage determinations, or for which they believe they have otherwise overpaid (including as a result of their own error), and we may be required to refund payments already received. Our revenues may be subject to retroactive adjustment as a result of these factors among others, including without limitation, differing interpretations of billing and coding guidance and changes by government agencies and payors in interpretations, requirements, and “conditions of participation” in various programs. We have processed requests for recoupment from third-party payors in the ordinary course of our business, and it is likely that we will continue to do so in the future. If a third-party payer denies payment for testing or recoups money from us in a later period, reimbursement revenue for our testing could decline.
As an integral part of our billing compliance program, we periodically assess our billing and coding practices, respond to payor audits on a routine basis, and investigate reported failures or suspected failures to comply with federal and state healthcare reimbursement requirements, as well as overpayment claims which may arise from time to time without fault on the part of the Company. We may have an obligation to reimburse Medicare, Medicaid, and third-party payors for overpayments regardless of fault. We have periodically identified and reported overpayments, reimbursed payors for overpayments and taken appropriate corrective action.
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
During 2017, a payor informed us it had overpaid BioReference due to an error on its part over a period of approximately ten years, including multiple years prior to the acquisition of BioReference by OPKO in August 2015. As of December 31,

2018 and 2017, we have liabilities of approximately $35.9 million and $30.0 million within Accrued expenses and Other long-term liabilities related to reimbursements for payor overpayments.
The composition of Revenue from services by payor for the years ended December 31, 2018, 2017 and 2016 is as follows:

	For the years ended December 31,
(In thousands)	2018	2017	2016
Healthcare insurers	$370,096	$368,628	$649,036
Government payors	271,590	264,493	118,526
Client payors	150,259	128,867	127,363
Patients	21,303	20,722	33,647
Total	$813,248	$782,710	$928,572

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
We launched Rayaldee in the U.S. through our dedicated renal sales force in November 2016. Rayaldee is distributed in the U.S. principally through the retail pharmacy channel, which initiates with the largest wholesalers in the U.S. (collectively, “Rayaldee Customers”). In addition to distribution agreements with Rayaldee Customers, we have entered into arrangements with many healthcare providers and payors that provide for government-mandated and/or privately-negotiated rebates, chargebacks and discounts with respect to the purchase of Rayaldee.
We recognize revenue for shipments of Rayaldee at the time of delivery to customers after estimating Sales Deductions and product returns as elements of variable consideration utilizing historical information and market research projections. For the years ended December 31, 2018, and 2017, we recognized $20.3 million and $9.1 million in net product revenue from sales of Rayaldee.
The following table presents an analysis of product sales allowances and accruals as contract liabilities for the year ended December 31, 2018:

(In thousands)	Chargebacks, discounts, rebates and fees	Governmental	Returns	Total
Balance at December 31, 2017	$233	$348	$437	$1,018
Provision related to current period sales	5,704	10,061	680	16,445
Credits or payments made	(4,621)	(8,319)	(480)	(13,420)
Balance at December 31, 2018	$1,316	$2,090	$637	$4,043

Total gross Rayaldee sales				$36,715
Provision for Rayaldee sales allowances and accruals as a percentage of gross Rayaldee sales				45%
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

For the years ended December 31, 2018, 2017 and 2016 we recorded $69.9 million, $75.5 million and $105.5 million of revenue from the transfer of intellectual property, respectively. For the year ended December 31, 2018, revenue from the transfer of intellectual property included $60.0 million related to the Pfizer Transaction and $2.0 million related to a milestone payment from our licensee, Vifor Fresenius Medical Care Renal Pharma Ltd (“VFMCRP”). For the year ended December 31, 2017, revenue from the transfer of intellectual property included $61.2 million related to the Pfizer Transaction and $10.0 million related to a milestone payment from our licensee, TESARO, Inc. (“TESARO”). For the year ended December 31, 2016, revenue from the transfer of intellectual property included $50.0 million related to the our agreement with VFMCRP and $47.3 million related to the Pfizer Transaction. Refer to Note 15. Total contract liabilities included in Accrued expenses and Other long-term liabilities was $91.1 million and $152.3 million at December 31, 2018 and December 31, 2017, respectively. The contract liability balance at December 31, 2018 and 2017 relates primarily to the Pfizer Transaction.
Note 15 Strategic Alliances
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
Under the terms of the VFMCRP Agreement, EirGen granted to VFMCRP an exclusive license in the VFMCRP Territory in the VFMCRP Field to use certain EirGen patents and technology to make, have made, use, sell, offer for sale, and import Products and to develop, commercialize, have commercialized, and otherwise exploit the Product. EirGen received a non-refundable and non-creditable initial payment of $50 million, which was recognized in Revenue from the transfer of intellectual property and other in our Consolidated Statement of Operations in 2016. EirGen also received a $2.0 million payment triggered by the approval of Rayaldee in Canada for the treatment of SHPT in adults with stage 3 or 4 CKD and vitamin D insufficiency in July 2018. EirGen is also eligible to receive up to an additional $35 million in regulatory milestones (“Regulatory Milestones”) and $195 million in launch and sales-based milestones (“Sales Milestones”), and will receive tiered royalties on sales of the product at percentage rates that range from the mid-teens to the mid-twenties or a minimum royalty, whichever is greater, upon the commencement of sales of the Product within the VFMCRP Territory and in the VFMCRP Field.
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
We are recognizing the non-refundable $295.0 million upfront payments as the research and development services are completed and had contract liabilities related to the Pfizer Transactions of $83.1 million at December 31, 2018, of which $60.6 million was classified in Accrued expenses and $22.5 million was classified in Other long-term liabilities.
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
TESARO
In November 2009, we entered into an asset purchase agreement (the “NK-1 Agreement”) under which we acquired VARUBI™ (rolapitant) and other neurokinin-1 (“NK-1”) assets from Merck. In December 2010, we entered into an exclusive license agreement with TESARO, in which we out-licensed the development, manufacture, commercialization and distribution of our lead NK-1 candidate, VARUBI™ (the “TESARO License”). Under the terms of the license, we received a $6.0 million upfront payment from TESARO and we received $30.0 million of milestone payments from TESARO upon achievement of certain regulatory and commercial sale milestones and we are eligible to receive additional commercial milestone payments of up to $85.0 million if specified levels of annual net sales are achieved. The sales based milestone payments will be recognized as revenue in full in the period in which the associated sales occur. During year ended December 31, 2017, $10.0 million of revenue was recognized related to the achievement of the milestones under the TESARO License. During the years ended December 31, 2018 and 2016, no revenue was recognized related to the achievement of the milestones under the TESARO License.
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
TESARO assigned its rights and obligations under the agreement to TerSera Therapeutics LLC (“TerSera”) in June 2018 pursuant to an asset purchase agreement. Under the asset purchase agreement, TerSera is responsible for VARUBI in the U.S. and Canada and TESARO can continue to commercialize VARUBY® in Europe and the rest of the world though a sublicense with TerSera.
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
RXi Pharmaceuticals Corporation
In March 2013, we completed the sale to RXi (now known as Phio Pharmaceuticals Corp.) of substantially all of our assets in the field of RNA interference (the “RNAi Assets”) (collectively, the “Asset Purchase Agreement”). Pursuant to the Asset Purchase Agreement, RXi will be required to pay us up to $50.0 million in milestone payments upon the successful development and commercialization of each drug developed by RXi, certain of its affiliates or any of its or their licensees or sublicensees utilizing patents included within the RNAi Assets (each, a “Qualified Drug”). In addition, RXi will also be required to pay us royalties equal to: (a) a mid single-digit percentage of “Net Sales” (as defined in the Asset Purchase Agreement) with respect to each Qualified Drug sold for an ophthalmologic use during the applicable “Royalty Period” (as defined in the Asset Purchase Agreement); and (b) a low single-digit percentage of net sales with respect to each Qualified Drug sold for a non-ophthalmologic use during the applicable Royalty Period.

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

Note 16 Leases
Operating leases
We conduct certain of our operations under operating lease agreements. Rent expense under operating leases was approximately $18.9 million, $18.9 million, and $18.8 million for the years ended December 31, 2018, 2017, and 2016, respectively.
As of December 31, 2018, the aggregate future minimum lease payments under all non-cancelable operating leases with initial or remaining lease terms in excess of one year are as follows:

Year Ending	(In thousands)
2019	$18,386
2020	11,535
2021	7,385
2022	4,074
2023	2,446
Thereafter	1,650
Total minimum operating lease commitments	$45,476

Capital leases
Capital leases are included within Property, plant and equipment, net in our Consolidated Balance Sheet with imputed interest rates of approximately 2% as follows:

Capital leases	Year ended December 31, 2018
Automobiles	$10,133
Less: Accumulated Depreciation	(5,056)
Net capital leases in Property, plant and equipment	$5,077

As of December 31, 2018, the aggregate future minimum lease payments under all non-cancelable capital leases with initial or remaining lease terms in excess of one year are as follows:

Year Ending	(In thousands)
2019	$2,995
2020	2,692
2021	2,012
2022	871
2023	479
Total minimum capital lease commitments	9,049
Less: Amounts representing interest	149
Net capital liability	$8,900

Current	$3,280
Long-term	$5,620

Note 17 Segments
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
Information regarding our operations and assets for our operating segments and the unallocated corporate operations as well as geographic information are as follows:

	For the years ended December 31,
(In thousands)	2018	2017	2016
Revenue from services:
Pharmaceutical	$—	$—	$—
Diagnostics	813,248	782,710	928,572
Corporate	—	—	—
	$813,248	$782,710	$928,572
Revenue from products:
Pharmaceutical	$107,112	$107,759	$83,467
Diagnostics	—	—	—
Corporate	—	—	—
	$107,112	$107,759	$83,467
Revenue from transfer of intellectual property and other:
Pharmaceutical	$69,906	$75,537	$105,455
Diagnostics	—	—	—
Corporate	—	—	—
	$69,906	$75,537	$105,455
Operating loss:
Pharmaceutical	$(82,641)	$(84,287)	$(33,117)
Diagnostics	(44,942)	(136,540)	(3,394)
Corporate	(43,614)	(55,615)	(60,040)
	$(171,197)	$(276,442)	$(96,551)
Depreciation and amortization:
Pharmaceutical	$28,007	$27,513	$18,254
Diagnostics	69,246	74,442	78,233
Corporate	91	138	89
	$97,344	$102,093	$96,576
Income (loss) from investment in investees:
Pharmaceutical	$(10,822)	$(12,646)	$(7,665)
Diagnostics	(3,675)	(1,825)	13
Corporate	—	—	—
	$(14,497)	$(14,471)	$(7,652)
Revenues:
United States	$837,509	$803,853	$933,498
Ireland	78,102	80,905	114,509
Chile	41,216	44,286	35,364
Spain	18,195	18,285	15,812
Israel	9,479	13,951	15,317
Mexico	5,598	4,605	2,988
Other	167	121	6
	$990,266	$966,006	$1,117,494

(In thousands)	December 31, 2018	December 31, 2017
Assets:
Pharmaceutical	$1,236,499	$1,282,564
Diagnostics	1,162,160	1,241,388
Corporate	52,413	66,004
	$2,451,072	$2,589,956
Goodwill:
Pharmaceutical	$247,407	$264,313
Diagnostics	452,786	452,786
Corporate	—	—
	$700,193	$717,099

No customer represented more than 10% of our total consolidated revenue during the years ended December 31, 2018, 2017 and 2016. As of December 31, 2018 and 2017, no customer represented more than 10% of our accounts receivable balance.
The following table reconciles our Property, plant and equipment, net between U.S. and foreign jurisdictions:

(In thousands)	December 31, 2018	December 31, 2017
PP&E:
U.S.	$76,907	$89,114
Foreign	67,767	57,443
Total	$144,674	$146,557

Note 18 Fair Value Measurements
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
As of December 31, 2018, we have equity securities (refer to Note 4), forward foreign currency exchange contracts for inventory purchases (refer to Note 19) and contingent consideration related to the acquisitions of CURNA, OPKO Diagnostics and OPKO Renal that are required to be measured at fair value on a recurring basis. In addition, in connection with our investment and our consulting agreement with BioCardia, we record the related BioCardia options at fair value as well as the warrants from COCP, InCellDx, Inc., Xenetic, Phio and Neovasc.

Our financial assets and liabilities measured at fair value on a recurring basis are as follows:

	Fair value measurements as of December 31, 2018
(In thousands)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Assets:
Money market funds	$—	$—	$—	$—
Equity securities	26,313	—	—	26,313
Common stock options/warrants	—	855	—	855
Forward contracts	—	21	—	21
Total assets	$26,313	$876	$—	$27,189
Liabilities:
Contingent consideration:	$—	$—	$24,537	24,537
Total liabilities	$—	$—	$24,537	$24,537

	Fair value measurements as of December 31, 2017
(In thousands)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Assets:
Money market funds	$107	$—	$—	$107
Equity securities	12,461	—	—	12,461
Common stock options/warrants	—	3,333	—	3,333
Total assets	$12,568	$3,333	$—	$15,901
Liabilities:
Forward contracts	$—	$317	$—	$317
Contingent consideration:	—	—	41,353	41,353
Total liabilities	$—	$317	$41,353	$41,670

There have been no transfers between Level 1 and Level 2 and no transfers to or from Level 3 of the fair value hierarchy.
As of December 31, 2018 and 2017, the carrying value of our other financial instrument assets approximates their fair value due to their short-term nature or variable rate of interest.
The following tables reconcile the beginning and ending balances of our Level 3 assets and liabilities as of December 31, 2018 and 2017:

December 31, 2018
(In thousands)	Contingent consideration
Balance at December 31, 2017	$41,353
Total losses (gains) for the period:
Included in results of operations	(16,816)
Balance at December 31, 2018	$24,537

	December 31, 2017
(In thousands)	Contingent consideration	Embedded conversion option
Balance at December 31, 2016	$45,076	$16,736
Total losses (gains) for the period:
Included in results of operations	(3,423)	(3,185)
Foreign currency impact	3	—
Payments	(303)	—
Reclassification of embedded derivatives to equity	—	(13,551)
Balance at December 31, 2017	$41,353	$—

The estimated fair values of our financial instruments have been determined by using available market information and what we believe to be appropriate valuation methodologies. We use the following methods and assumptions in estimating fair value:
Contingent consideration – We estimate the fair value of the contingent consideration utilizing a discounted cash flow model for the expected payments based on estimated timing and expected revenues. We use several discount rates depending on each type of contingent consideration related to OPKO Diagnostics, CURNA and OPKO Renal transactions. If estimated future sales were to decrease by 10%, the contingent consideration related to OPKO Renal, which represents the majority of our contingent consideration liability, would decrease by $1.6 million. As of December 31, 2018, of the $24.6 million of contingent consideration, $2.4 million is recorded in Accrued expenses and $22.2 million is recorded in Other long-term liabilities. As of December 31, 2017, of the $41.4 million of contingent consideration, $11.8 million is recorded in Accrued expenses and $29.6 million is recorded in Other long-term liabilities.

Note 19 Derivative Contracts
The following table summarizes the fair values and the presentation of our derivative financial instruments in the Consolidated Balance Sheets:

(In thousands)	Balance Sheet Component	December 31, 2018	December 31, 2017
Derivative financial instruments:
Common stock options/warrants	Investments, net	$855	$3,333
Forward contracts	Unrealized gains on forward contracts are recorded in Other current assets and prepaid expenses. Unrealized (losses) on forward contracts are recorded in Accrued expenses.	$21	$(317)

We enter into foreign currency forward exchange contracts to cover the risk of exposure to exchange rate differences arising from inventory purchases on letters of credit. Under these forward contracts, for any rate above or below the fixed rate, we receive or pay the difference between the spot rate and the fixed rate for the given amount at the settlement date.
To qualify the derivative instrument as a hedge, we are required to meet strict hedge effectiveness and contemporaneous documentation requirements at the initiation of the hedge and assess the hedge effectiveness on an ongoing basis over the life of the hedge. At December 31, 2018 and 2017, our derivative financial instruments do not meet the documentation requirements to be designated as hedges. Accordingly, we recognize the changes in Fair value of derivative instruments, net in our Consolidated Statement of Operations. The following table summarizes the losses and gains recorded for the years ended December 31, 2018, 2017 and 2016:

	For the years ended December 31,
(In thousands)	2018	2017	2016
Derivative gain (loss):
Common stock options/warrants	$2,643	$(2,533)	$(4,262)
2033 Senior Notes	—	3,185	7,001
Forward contracts	$400	$(600)	$39
Total	$3,043	$52	$2,778

Note 20 Selected Quarterly Financial Data (Unaudited)

	For the 2018 Quarters Ended
(In thousands, except per share data)	March 31	June 30	September 30	December 31
Total revenues	$254,914	$263,685	$249,815	$221,852
Total costs and expenses	297,525	268,793	283,279	311,866
Net income (loss)	(43,114)	(6,201)	(27,655)	(76,070)
Earnings (loss) per share, basic and diluted	$(0.08)	$(0.01)	$(0.05)	$(0.13)

	For the 2017 Quarters Ended
(In thousands, except per share data)	March 31	June 30	September 30	December 31
Total revenues	$266,382	$292,601	$246,040	$160,983
Total costs and expenses	311,597	318,432	293,805	318,614
Net income (loss)	(34,503)	(16,916)	(35,917)	(217,914)
Earnings (loss) per share, basic	$(0.06)	$(0.03)	$(0.06)	$(0.39)
Earnings (loss) per share, diluted	$(0.06)	$(0.04)	$(0.06)	$(0.39)

Total revenues for the quarters ended December 31, 2018 includes an adjustment of $3.9 million related to prior quarter revenues which were not significant.
Note 21 Subsequent Events
In February 2019, we issued $200.0 million aggregate principal amount of Convertible Senior Notes due 2025 (the “2025 Notes”) in an underwritten public offering. The 2025 Notes will bear interest at a rate of 4.50% per year, payable semiannually in arrears on February 15 and August 15 of each year, beginning on August 15, 2019. The notes mature on February 15, 2025, unless earlier repurchased, redeemed or converted.
Holders may convert their 2025 Notes at their option at any time prior to the close of business on the business day immediately preceding November 15, 2024 only under the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on March 31, 2019 (and only during such calendar quarter), if the last reported sale price of our common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the five business day period after any five consecutive trading day period (the “measurement period”) in which the trading price per $1,000 principal amount of 2025 Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate on each such trading day; (3) if we call any or all of the 2025 Notes for redemption, at any time prior to the close of business on the scheduled trading day immediately preceding the redemption date; or (4) upon the occurrence of specified corporate events. On or after November 15, 2024, until the close of business on the business day immediately preceding the maturity date, holders of the 2025 Notes may convert their notes at any time, regardless of the foregoing circumstances. Upon conversion, we will pay or deliver, as the case may be, cash, shares of our common stock, or a combination of cash and shares of our common stock, at our election.
The conversion rate for the notes will initially be 236.7424 shares of common stock per $1,000 principal amount of 2025 Notes (equivalent to an initial conversion price of approximately $4.22 per share of common stock). The conversion rate for the 2025 Notes will be subject to adjustment in some events but will not be adjusted for any accrued and unpaid interest. In addition, following certain corporate events that occur prior to the maturity date of the notes or if we deliver a notice of redemption, in certain circumstances we will increase the conversion rate of the 2025 Notes for a holder who elects to convert its notes in connection with such a corporate event or notice of redemption as the case may be.
We may not redeem the 2025 Notes prior to February 15, 2022. We may redeem for cash any or all of the notes, at our option, on or after February 15, 2022, if the last reported sale price of our common stock has been at least 130% of the conversion price for the notes then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which we provide notice of redemption at a redemption price equal to 100% of the principal amount of the notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. No sinking fund is provided for the 2025 Notes.

If we undergo a fundamental change prior to the maturity date of the 2025 Notes, holders may require us to repurchase for cash all or any portion of their notes at a repurchase price equal to 100% of the principal amount of the notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date. The 2025 Notes will be our senior unsecured obligations and will rank senior in right of payment to any of our indebtedness that is expressly subordinated in right of payment to the 2025 Notes; equal in right of payment to any of our existing and future liabilities that are not so subordinated; effectively junior in right of payment to any of our secured indebtedness to the extent of the value of the assets securing such indebtedness; and structurally junior to all indebtedness and other liabilities (including trade payables) of our current or future subsidiaries.
On November 8, 2018, we entered into a credit agreement with an affiliate of Dr. Frost, pursuant to which the lender committed to provide us with an unsecured line of credit in the amount of $60 million. The credit agreement was terminated on or around February 20, 2019 and amounts borrowed during 2019 were repaid from the proceeds of the 2025 Convertible Notes offering.
On February 1, 2019, approximately $28.8 million aggregate principal amount of 2033 Senior Notes were tendered by holders pursuant to such holders’ option to require us to repurchase the 2033 Senior Notes. Holders of the 2033 Senior Notes issued in January 2013 may require us to repurchase the 2033 Senior Notes for 100% of their principal amount, plus accrued and unpaid interest, again on February 1, 2023 and February 1, 2028, or following the occurrence of a fundamental change as defined in the indenture governing the 2033 Senior Notes.
On February 26, 2019, BioReference and certain of its subsidiaries entered into Amendment No. 8 to the Credit Agreement, which amended the Credit Agreement to add back certain cost savings resulting from work force reductions in the 2018 fiscal year to the calculation of EBITDA for purposes of complying with the minimum fixed charge coverage ratio covenant.  The other terms of the Credit Agreement remain unchanged.
In December 2018, we and Dr. Frost entered into settlements with the SEC, which, upon approval by the court in January 2019, resolved the claims against us and Dr. Frost raised in the SEC complaint. Pursuant to the settlement between us and the SEC, and without admitting or denying any of the allegations of the complaint, we agreed to an injunction from violations of Section 13(d) of the Securities Exchange Act of 1934 (the “Exchange Act”), a strict liability claim, and to pay a $100,000 penalty, which has been paid. We also agreed to, within certain stipulated time periods: (i) establish a Management Investment Committee (“MIC”) that will make recommendations to an Independent Investment Committee (“IIC”) of our Board of Directors in connection with existing and future strategic minority investments; and (ii) retain an Independent Compliance Consultant (“ICC”) to (a) advise us on whether filings pursuant to Section 13(d) of the Exchange Act for previous strategic investments made at the suggestion of or in tandem with Dr. Frost should be amended or made to reflect group membership with Dr. Frost and his related entities; (b) review our existing policies and procedures relating to compliance with Section 13(d) of the Exchange Act; and (c) review the independence of the MIC and IIC of our Board of Directors solely for purposes of the handling of strategic minority investments. The ICC is required to report its findings (including recommendations as to filings, amendments, improvements to policies and procedures, and improvement to the composition of the MIC and the IIC to our Board of Directors) to the SEC within 15 days of completion of its work, and we are required to implement the ICC’s recommendations, and to certify our compliance with these undertakings in writing.
Under the terms of the settlement between the SEC and Dr. Frost, and without admitting or denying any of the allegations in the Complaint, Dr. Frost agreed to injunctions from violations of Sections 5(a) and (c) and 17(a)(2) of the Securities Act, claims which may be satisfied by strict liability and negligence, respectively, and Section 13(d) of the Exchange Act, also a strict liability claim; to pay approximately $5.5 million in penalty, disgorgement and pre-judgment interest, which has been paid; and to be prohibited, with certain exceptions, from trading in penny stocks. The settlements include no restriction on Dr. Frost’s ability to continue to serve as our CEO and Chairman.
We have reviewed all subsequent events and transactions that occurred after the date of our December 31, 2018 Consolidated Balance Sheet date, through the time of filing this Annual Report on Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A.    CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2018. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, management concluded that our disclosure controls and procedures were effective as of December 31, 2018.
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
Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2018, based on the framework in the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “2013 Internal Control-Integrated Framework”). Based on our evaluation under the 2013 Internal Control-Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2018.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2018 has been audited by Ernst & Young LLP, our independent registered public accounting firm, who also audited our Consolidated Financial Statements included in this Annual Report on Form 10-K, as stated in their report which appears with our accompanying Consolidated Financial Statements.
Changes to the Company’s Internal Control Over Financial Reporting
We have implemented new controls as part of our effort to adopt Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers. The adoption of the ASU required the implementation of new accounting processes which necessitated changes to our internal controls over financial reporting.
These changes to the Company’s internal control over financial reporting that occurred since the beginning of 2018 have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION
On February 26, 2019, BioReference and certain of its subsidiaries entered into Amendment No. 8 to the Credit Agreement, which amended the Credit Agreement to add back certain cost savings resulting from work force reductions in the 2018 fiscal year to the calculation of EBITDA for purposes of complying with the minimum fixed charge coverage ratio covenant.  The other terms of the Credit Agreement remain unchanged.

PART III
The information required in Items 10 (Directors, Executive Officers and Corporate Governance), Item 11 (Executive Compensation), Item 12 (Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters), Item 13 (Certain Relationships and Related Transactions, and Director Independence), and Item 14 (Principal Accounting Fees and Services) is incorporated by reference to the Company’s definitive proxy statement for the 2019 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of December 31, 2018.

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

2.11(23)	Asset Purchase Agreement, dated March 1, 2013, by and between RXi Pharmaceuticals Corporation and OPKO Health, Inc.

2.12(24)	Agreement and Plan of Merger, dated April 23, 2013, by and among OPKO Health, Inc., POM Acquisition Inc., and PROLOR Biotech, Inc.

2.13(27)+	Agreement for the Sale and Purchase of Shares in EirGen Pharma Limited, dated May 5, 2015 by and among OPKO Ireland Limited, OPKO Health, Inc. and the Sellers named therein.

2.14(27)+	Form of Additional Agreement for the Sale and Purchase of Shares in EirGen Pharma Limited, dated May 5, 2015 by and among OPKO Ireland Limited and the Sellers named therein.

2.15(28)+	Agreement and Plan of Merger by and among the Company, Bamboo Acquisition, Inc. and Bio-Reference Laboratories, Inc. dated as of June 3, 2015.

2.16(31)	Arrangement Agreement by and among the Company, OPKO Global Holdings, Inc. and Transition Therapeutics Inc. dated as of June 29, 2016.

3.1(26)	Amended and Restated Certificate of Incorporation, as amended.

3.2(2)	Amended and Restated Bylaws.

3.3(7)	Certificate of Designation of Series D Preferred Stock.

4.1(1)	Form of Common Stock Warrant.

4.2(7)	Form of Common Stock Warrant.

4.3(25)	Indenture, dated January 30, 2013, between OPKO Health, Inc. and Wells Fargo Bank, National Association.

4.4(39)	Base Indenture related to the 4.50% Convertible Senior Notes due 2025, dated as of February 7, 2019, by and between OPKO Health, Inc. and U.S. Bank National Association, as trustee.

4.5(39)	Supplemental Indenture related to the 4.50% Convertible Senior Notes due 2025, dated as of February 7, 2019, by and between OPKO Health, Inc. and U.S. Bank National Association, as trustee.

10.1(1)	Form of Lockup Agreement.

10.2(2)	Stock Purchase Agreement, dated December 4, 2007, by and between OPKO Health, Inc. and the members of The Frost Group, LLC.

10.3(3)	Form of Director Indemnification Agreement.

10.4(3)	Form of Officer Indemnification Agreement.

10.5(4)	Stock Purchase Agreement, dated August 8, 2008 by and between OPKO Health, Inc. and the Purchasers named therein.

10.6(5)	Stock Purchase Agreement, dated February 23, 2009 by and between OPKO Health, Inc. and Frost Gamma Investments Trust.

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

10.13(10)+	Asset Purchase Agreement, dated October 12, 2009, by and between OPKO Health, Inc. and Schering Corporation.

10.14(10)	Letter Agreement, dated June 29, 2010, by and between OPKO Health, Inc. and Schering Corporation.

10.15(16)+	Exclusive License Agreement by and between TESARO, Inc. and OPKO Health, Inc. dated December 10, 2010.

10.16(13)	Third Amended and Restated Subordinated Note and Security Agreement, dated February 22, 2011, between OPKO Health, Inc. and The Frost Group, LLC.

10.17(15)+	Asset Purchase Agreement dated September 21, 2011, by and among Optos plc, Optos Inc., OPKO Health, Inc., OPKO Instrumentation, LLC, Ophthalmic Technologies, Inc., and OTI (UK) Limited.

10.18(20)	Form of Note Purchase Agreement, dated as of January 25, 2013, by and among OPKO Health, Inc. and each purchaser a party thereto.

10.19(29)+	Development and Commercialization License Agreement by and between OPKO Ireland, Ltd., a subsidiary of OPKO Health, Inc., and Pfizer, Inc. dated December 13, 2014.

10.20(32)	Credit Agreement by and between Bio-Reference Laboratories, Inc. and certain of its subsidiaries and JPMorgan Chase Bank, N.A. dated November 5, 2015.

10.21(33)	OPKO Health, Inc. 2016 Equity Incentive Plan.

10.22(34)	Development and License Agreement between OPKO Health, Inc. and Vifor Fresenius Medical Care Renal Pharma Ltd., dated May 8, 2016.

10.23(35)	Amendment No. 3 to Credit Agreement, dated as of March 17, 2017, among Bio-Reference Laboratories, Inc. and certain of its subsidiaries and JPMorgan Chase Bank, N.A.

10.24(36)	Amendment No. 4 to Credit Agreement, dated as of August 7, 2017, among Bio-Reference Laboratories, Inc. and certain of its subsidiaries and JPMorgan Chase Bank, N.A.

10.25(36)	Commitment Letter by and between OPKO Health, Inc. and Veterans Accountable Care Group, LLC, dated August 15, 2017

10.26(37)+	Development and License Agreement by and between EirGen Pharma Limited, a subsidiary of OPKO Health, Inc., and Japan Tobacco Inc., dated October 12, 2017.

10.27(37)	Amendment No. 5 to Credit Agreement, dated as of November 8, 2017, among Bio-Reference Laboratories, Inc. and certain of its subsidiaries and JPMorgan Chase Bank, N.A.

10.28(37)	Amendment No. 6 to Credit Agreement, dated as of December 22, 2017, among Bio-Reference Laboratories, Inc. and certain of its subsidiaries and JPMorgan Chase Bank, N.A.

10.29(37)	Form of 5% Convertible Promissory Note dated February 27, 2018.

10.30(38)	Amendment No. 7 to Credit Agreement by and between BioReference Laboratories, Inc. and certain of its subsidiaries, and JPMorgan Chase, N.A. dated February 28, 2018.

10.31(39)	Share Lending Agreement, dated February 4, 2019, by and between the OPKO Health, Inc. and Jefferies Capital Services, LLC.

10.32**	Credit Agreement, dated as of November 8, 2018, by and between the OPKO Health, Inc. and Frost Gamma Investments Trust.

10.33**	Stock Purchase Agreement, dated as of November 8, 2018, between certain investors and OPKO Health, Inc.

21	Subsidiaries of the Company.

23.1	Consent of Ernst & Young LLP.

31.1
Certification by Phillip Frost, Chief Executive Officer, pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the year ended December 31, 2018.

31.2
Certification by Adam Logal, Chief Financial Officer, pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the year ended December 31, 2018.

32.1	Certification by Phillip Frost, Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the year ended December 31, 2018.

32.2	Certification by Adam Logal, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the year ended December 31, 2018.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Denotes management contract or compensatory plan or arrangement.

**	Filed herewith.

+	Certain confidential material contained in the document has been omitted and filed separately with the Securities and Exchange Commission.

(1)	Filed with the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 2, 2007, and incorporated herein by reference.

(2)	Filed with the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2008 and incorporated herein by reference.

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

(35)	Filed with the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 23, 2017 and incorporated herein by reference.

(36)	Filed with the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 8, 2017 and incorporated herein by reference.

(37)	Filed with the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 1, 2018 and incorporated herein by reference.

(38)
Filed with the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 7, 2018 for the Company’s three month period ended June 30, 2018, and incorporated herein by reference

(39)	Filed with the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 7, 2019 and incorporated herein by reference.

Schedule I - Condensed Financial Information of Registrant

OPKO Health, Inc.
PARENT COMPANY CONDENSED BALANCE SHEETS
(In thousands, except share and per share data)

	December 31,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$14,724	$21,385
Other current assets and prepaid expenses	2,545	4,586
Total current assets	17,269	25,971
Property, plant and equipment, net	59	150
Investments	1,873,009	1,851,616
Other assets	113	146
Total assets	$1,890,450	$1,877,883
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$1,085	$1,077
Accrued expenses	8,213	3,023
Current portion of 2033 Senior Notes	31,562	—
Current portion of notes payable	521	521
Total current liabilities	41,381	4,621
2033 Senior Notes, net of discount	57,299	29,160
Deferred tax liabilities, net	479	479
Total long-term liabilities	57,778	29,639
Total liabilities	99,159	34,260
Equity:
Common Stock - $0.01 par value, 750,000,000 shares authorized; 560,023,745 and 560,023,745 shares issued at December 31, 2018 and 2017, respectively	5,869	5,600
Treasury Stock, at cost - 549,907 shares at December 31, 2018 and 2017, respectively	(1,791)	(1,791)
Additional paid-in capital	3,004,422	2,889,256
Accumulated other comprehensive income (loss)	(20,131)	(528)
Accumulated deficit	(1,197,078)	(1,048,914)
Total shareholders’ equity	1,791,291	1,843,623
Total liabilities and equity	$1,890,450	$1,877,883

The accompanying Notes to Parent Company Condensed Financial Statements are an integral part of these statements.

OPKO Health, Inc.
PARENT COMPANY CONDENSED STATEMENTS OF INCOME
(In thousands)

	For the years ended December 31,
	2018	2017	2016
Revenues:
Revenue from products	$—	$—	$—
Revenue from transfer of intellectual property and other	1,069	1,069	—
Total revenues	1,069	1,069	—
Costs and expenses:
Costs of revenue	2,358	1,438	875
Selling, general and administrative	52,397	57,410	60,819
Research and development	4,184	4,426	3,791
Total costs and expenses	58,939	63,274	65,485
Operating loss	(57,870)	(62,205)	(65,485)
Other income and (expense), net:
Interest income	631	260	440
Interest expense	(8,608)	(4,426)	(3,585)
Fair value changes of derivative instruments, net	1,991	652	2,738
Other income (expense), net	3,906	5,177	(2,387)
Other income and (expense), net	(2,080)	1,663	(2,794)
Loss before income taxes and investment losses	(59,950)	(60,542)	(68,279)
Income tax benefit (provision)	(11)	(247)	(686)
Net loss before investment losses	(59,961)	(60,789)	(68,965)
Loss from investments in investees	(10,822)	(12,646)	(7,665)
Net income (loss) from subsidiaries, net of taxes	(82,257)	(231,815)	28,271
Net loss attributable to common shareholders	$(153,040)	$(305,250)	$(48,359)

The accompanying Notes to Parent Company Condensed Financial Statements are an integral part of these statements.

OPKO Health, Inc.
PARENT COMPANY CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	For the years ended December 31,
	2018	2017	2016
Net loss	$(153,040)	$(305,250)	$(48,359)
Other comprehensive income (loss), net of tax:
Change in foreign currency translation and other comprehensive income (loss)	(14,727)	22,724	(4,955)
Investments:
Change in unrealized gain (loss), net of tax	—	3,790	(3,810)
Reclassification adjustments due to adoption of ASU 2016-01	(4,876)	—	—
Reclassification adjustments for losses included in net loss, net of tax	—	(33)	4,293
Comprehensive loss	$(172,643)	$(278,769)	$(52,831)

The accompanying Notes to Parent Company Condensed Financial Statements are an integral part of these statements.

OPKO Health, Inc.
PARENT COMPANY CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)

	For the years ended December 31,
	2018	2017	2016
Cash flows from operating activities:
Net loss	$(153,040)	$(305,250)	$(48,359)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	91	138	89
Non-cash interest	4,564	2,049	1,866
Amortization of deferred financing costs	551	574	149
Losses from investments in investees	10,822	12,646	7,665
(Income) loss from subsidiaries	82,257	231,815	(28,271)
Equity-based compensation – employees and non-employees	21,761	28,308	42,693
Realized loss (gain) on equity securities and disposal of fixed assets	208	(652)	(2,738)
Loss (gain) on conversion of 3.00% convertible senior notes	—	—	284
Change in fair value of derivative instruments	(6,124)	(4,953)	2,347
Changes in other assets and liabilities	6,847	4,258	(6,844)
Net cash used in operating activities	(32,063)	(31,067)	(31,119)
Cash flows from investing activities:
Investments in investees	(1,000)	(9,625)	(14,424)
Subsidiary financing	(123,787)	41,990	(44,568)
Proceeds from sale of equity securities	1,516	2,211	—
Capital expenditures	—	—	(368)
Net cash provided by (used in) investing activities	(123,271)	34,576	(59,360)
Cash flows from financing activities:
Proceeds from the exercise of Common Stock options and warrants	1,173	2,132	8,576
Issuance of common stock	92,500	—	—
Issuance convertible notes, net	55,000	—	—
Net cash provided by financing activities	148,673	2,132	8,576
Net increase (decrease) in cash and cash equivalents	(6,661)	5,641	(81,903)
Cash and cash equivalents at beginning of period	21,385	15,744	97,647
Cash and cash equivalents at end of period	$14,724	$21,385	$15,744
SUPPLEMENTAL INFORMATION:
Interest paid	$956	$956	$966
Income taxes paid, net of refunds	$(578)	$327	$—
Non-cash financing:
Shares issued upon the conversion of:
2033 Senior Notes	$—	$—	$583
Common Stock options and warrants, surrendered in net exercise	$806	$1,546	$350
Issuance of capital stock to acquire or contingent consideration settlement:			$—
Transition Therapeutics, Inc.	$—	$—	$58,530
OPKO Renal	$—	$—	$25,986
OPKO Health Europe	$—	$304	$313
Issuance of stock for investment in Xenetic	$—	$—	$4,856
The accompanying Notes to Parent Company Condensed Financial Statements are an integral part of these statements.

OPKO Health, Inc.
Notes to Parent Company Condensed Financial Statements

Note 1. Organization and Basis of Presentation
We are a diversified healthcare company that seeks to establish industry-leading positions in large and rapidly growing medical markets. The parent company condensed financial statements included in this Schedule I represent the financial statements of OPKO Health, Inc., the parent company (or “OPKO”), on a stand-alone basis and do not include results of operations from our consolidated subsidiaries. The Parent Company Condensed Financial Statements should be read in conjunction with our audited consolidated financial statements included in Item 8 of Part II of this Form 10-K. As of December 31, 2018 and 2017, approximately $1.9 billion and $1.9 billion, respectively, of our Investments, net have not been eliminated in the parent company condensed financial statements.
The Parent Company Condensed Financial Statements included herein have been prepared in accordance with Rule 12-04, Schedule I of Regulation S-X, as substantially all the assets of BioReference, a wholly-owned subsidiary, and its subsidiaries are restricted from sale, transfer, lease, disposal or distributions to OPKO under the credit agreement with JPMorgan Chase Bank, N.A. (the “Credit Agreement”), subject to certain exceptions. BioReference and its subsidiaries’ net assets as of December 31, 2018 were approximately $0.9 billion, which includes goodwill of $401.8 million and intangible assets of $405.3 million. BioReference’s restricted net assets exceeds 25% of OPKO’s consolidated net assets of $2.5 billion as of December 31, 2018.
Note 2 Debt
On November 8, 2018, we entered into a credit agreement with an affiliate of Dr. Frost, pursuant to which the lender committed to provide us with an unsecured line of credit in the amount of $60 million. Borrowings under the line of credit will bear interest at a rate of 10% per annum and may be repaid and reborrowed at any time. The credit agreement includes various customary remedies for the lender following an event of default, including the acceleration of repayment of outstanding amounts under line of credit. The line of credit matures on November 8, 2023. As of as of December 31, 2018, no funds were borrowed under the line of credit, and in February 2019, we repaid amounts borrowed in 2019 and terminated the credit agreement.
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

The following table sets forth information related to the 2033 Senior Notes which is included in our Consolidated Balance Sheet as of December 31, 2018:

(In thousands)	2033 Senior Notes	Discount	Debt Issuance Cost	Total
Balance at December 31, 2017	$31,850	$(2,565)	$(125)	$29,160
Amortization of debt discount and debt issuance costs	—	2,277	125	2,402
Balance at December 31, 2018	$31,850	$(288)	$—	$31,562
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
The 2033 Senior Notes will be convertible at any time on or after November 1, 2032, through the second scheduled trading day immediately preceding the maturity date, at the option of the holders. Additionally, holders may convert their 2033 Senior Notes prior to the close of business on the scheduled trading day immediately preceding November 1, 2032, under the following circumstances: (1) conversion based upon satisfaction of the trading price condition relating to the 2033 Senior Notes; (2) conversion based on the Common Stock price; (3) conversion based upon the occurrence of specified corporate events; or (4) if we call the 2033 Senior Notes for redemption. The 2033 Senior Notes will be convertible into cash, shares of our Common Stock, or a combination of cash and shares of Common Stock, at our election unless we have made an irrevocable election of net share settlement. The initial conversion rate for the 2033 Senior Notes will be 141.48 shares of Common Stock per $1,000 principal amount of 2033 Senior Notes (equivalent to an initial conversion price of approximately $7.07 per share of Common Stock), and will be subject to adjustment upon the occurrence of certain events. In addition, we will, in certain circumstances, increase the conversion rate for holders who convert their 2033 Senior Notes in connection with a make-whole fundamental change (as defined in the Indenture). Holders of the 2033 Senior Notes may require us to repurchase the 2033 Senior Notes for 100% of their principal amount, plus accrued and unpaid interest, on February 1, 2019, February 1, 2023 and February 1, 2028, or following the occurrence of a fundamental change as defined in the indenture governing the 2033 Senior Notes. On February 1, 2019, approximately $28.8 million aggregate principal amount of 2033 Senior Notes were tendered by holders pursuant to such holders’ option to require us to repurchase the 2033 Senior Notes.
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

For accounting and financial reporting purposes, we combined these embedded derivatives and valued them together as one unit of accounting. In 2017, certain terms of the embedded derivatives expired pursuant to the original agreement and the embedded derivatives no longer met the criteria to be separated from the host contract and, as a result, the embedded derivatives were no longer required to be valued separate and apart from the 2033 Senior Notes and were reclassified to additional paid in capital. Accordingly, there was no derivative income (loss) for the year ended December 31, 2018.
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
Note 4 Dividends
We did not receive any dividend payments from our consolidated subsidiaries for the years ended December 31, 2018, 2017 and 2016.
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
Note 6 Subsequent Events
In February 2019, we issued $200.0 million aggregate principal amount of Convertible Senior Notes due 2025 (the “2025 Notes”) in an underwritten public offering. The 2025 Notes will bear interest at a rate of 4.50% per year, payable semiannually in arrears on February 15 and August 15 of each year, beginning on August 15, 2019. The notes mature on February 15, 2025, unless earlier repurchased, redeemed or converted.
Holders may convert their 2025 Notes at their option at any time prior to the close of business on the business day immediately preceding November 15, 2024 only under the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on March 31, 2019 (and only during such calendar quarter), if the last reported sale price of our common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the five business day period after any five consecutive trading day period (the “measurement period”) in which the trading price per $1,000 principal amount of 2025 Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate on each such trading day; (3) if we call any or all of the 2025 Notes for redemption, at any time prior to the close of business on the scheduled trading day immediately preceding the redemption date; or (4) upon the occurrence of specified corporate events. On or after November 15, 2024, until the close of business on the business day immediately preceding the maturity date, holders of the 2025 Notes may convert their notes at any time, regardless of the foregoing circumstances. Upon conversion, we will pay or deliver, as the case may be, cash, shares of our common stock, or a combination of cash and shares of our common stock, at our election.
The conversion rate for the notes will initially be 236.7424 shares of common stock per $1,000 principal amount of 2025 Notes (equivalent to an initial conversion price of approximately $4.22 per share of common stock). The conversion rate for the 2025 Notes will be subject to adjustment in some events but will not be adjusted for any accrued and unpaid interest. In addition, following certain corporate events that occur prior to the maturity date of the notes or if we deliver a notice of redemption, in certain circumstances we will increase the conversion rate of the 2025 Notes for a holder who elects to convert its notes in connection with such a corporate event or notice of redemption as the case may be.
We may not redeem the 2025 Notes prior to February 15, 2022. We may redeem for cash any or all of the notes, at our option, on or after February 15, 2022, if the last reported sale price of our common stock has been at least 130% of the conversion price for the notes then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which we provide notice of redemption at a redemption price equal to 100% of the principal amount of the notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. No sinking fund is provided for the 2025 Notes.
If we undergo a fundamental change prior to the maturity date of the 2025 Notes, holders may require us to repurchase for cash all or any portion of their notes at a repurchase price equal to 100% of the principal amount of the notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date. The 2025 Notes will be our senior unsecured obligations and will rank senior in right of payment to any of our indebtedness that is expressly subordinated in right of payment to the 2025 Notes; equal in right of payment to any of our existing and future liabilities that are not so subordinated; effectively junior in right of payment to any of our secured indebtedness to the extent of the value of the assets securing such indebtedness; and structurally junior to all indebtedness and other liabilities (including trade payables) of our current or future subsidiaries.
On November 8, 2018, we entered into a credit agreement with an affiliate of Dr. Frost, pursuant to which the lender committed to provide us with an unsecured line of credit in the amount of $60 million. The credit agreement was terminated on or around February 20, 2019 and amounts borrowed during 2019 were repaid from the proceeds of the 2025 Convertible Notes offering.
On February 1, 2019, approximately $28.8 million aggregate principal amount of 2033 Senior Notes were tendered by holders pursuant to such holders’ option to require us to repurchase the 2033 Senior Notes. Holders of the 2033 Senior Notes issued in January 2013 may require us to repurchase the 2033 Senior Notes for 100% of their principal amount, plus accrued and unpaid interest, again on February 1, 2023 and February 1, 2028, or following the occurrence of a fundamental change as defined in the indenture governing the 2033 Senior Notes.
On February 26, 2019, BioReference and certain of its subsidiaries entered into Amendment No. 8 to the Credit Agreement, which amended the Credit Agreement to add back certain cost savings resulting from work force reductions in the 2018 fiscal year to the calculation of EBITDA for purposes of complying with the minimum fixed charge coverage ratio covenant.  The other terms of the Credit Agreement remain unchanged.
In December 2018, we and Dr. Frost entered into settlements with the SEC, which, upon approval by the court in January 2019, resolved the claims against us and Dr. Frost raised in the SEC complaint. Pursuant to the settlement between us and the SEC, and without admitting or denying any of the allegations of the complaint, we agreed to an injunction from violations of Section 13(d) of the Securities Exchange Act of 1934 (the “Exchange Act”), a strict liability claim, and to pay a $100,000 penalty, which has been paid. We also agreed to, within certain stipulated time periods: (i) establish a Management Investment Committee (“MIC”) that will make recommendations to an Independent Investment Committee (“IIC”) of our Board of Directors in connection with existing and future strategic minority investments; and (ii) retain an Independent Compliance Consultant (“ICC”) to (a) advise us on whether filings pursuant to Section 13(d) of the Exchange Act for previous strategic investments made at the suggestion of or in tandem with Dr. Frost should be amended or made to reflect group membership with Dr. Frost and his related entities; (b) review our existing policies and procedures relating to compliance with Section 13(d) of the Exchange Act; and (c) review the independence of the MIC and IIC of our Board of Directors solely for purposes of the handling of strategic minority investments. The ICC is required to report its findings (including recommendations as to filings, amendments, improvements to policies and procedures, and improvement to the composition of the MIC and the IIC to our Board of Directors) to the SEC within 15 days of completion of its work, and we are required to implement the ICC’s recommendations, and to certify our compliance with these undertakings in writing.
Under the terms of the settlement between the SEC and Dr. Frost, and without admitting or denying any of the allegations in the Complaint, Dr. Frost agreed to injunctions from violations of Sections 5(a) and (c) and 17(a)(2) of the Securities Act, claims which may be satisfied by strict liability and negligence, respectively, and Section 13(d) of the Exchange Act, also a strict liability claim; to pay approximately $5.5 million in penalty, disgorgement and pre-judgment interest, which has been paid; and to be prohibited, with certain exceptions, from trading in penny stocks. The settlements include no restriction on Dr. Frost’s ability to continue to serve as our CEO and Chairman.
We have reviewed all subsequent events and transactions that occurred after the date of our December 31, 2018 Consolidated Balance Sheet date, through the time of filing this Annual Report on Form 10-K.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 1, 2019	OPKO HEALTH, INC.

	By:	/s/ Phillip Frost, M.D.
Phillip Frost, M.D.
Chairman of the Board and
Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Phillip Frost, M.D.	Chairman of the Board and Chief Executive	March 1, 2019
Phillip Frost, M.D.	Officer (Principal Executive Officer)

/s/ Jane H. Hsiao, Ph.D., MBA	Vice Chairman and Chief Technical Officer	March 1, 2019
Jane H. Hsiao, Ph.D., MBA

/s/ Steven D. Rubin	Director and Executive Vice President –	March 1, 2019
Steven D. Rubin	Administration

/s/ Adam Logal	Senior Vice President, Chief Financial Officer,	March 1, 2019
Adam Logal	Chief Accounting Officer and Treasurer (Principal Financial Officer)

/s/ Richard Krasno, Ph.D.	Director	March 1, 2019
Richard Krasno, Ph.D.

/s/ Richard A. Lerner, M.D.	Director	March 1, 2019
Richard A. Lerner, M.D.

/s/ John A. Paganelli	Director	March 1, 2019
John A. Paganelli

/s/ Richard C. Pfenniger, Jr.	Director	March 1, 2019
Richard C. Pfenniger, Jr.

/s/ Alice Lin-Tsing Yu, M.D., Ph.D.	Director	March 1, 2019
Alice Lin-Tsing Yu, M.D., Ph.D.

/s/ Robert S. Fishel, M.D.	Director	March 1, 2019
Robert S. Fishel, M.D.

Exhibit Number	Description

10.32	Credit Agreement, dated as of November 8, 2018, by and between the OPKO Health, Inc. and Frost Gamma Investments Trust.

10.33	Stock Purchase Agreement, dated as of November 8, 2018, between certain investors and OPKO Health, Inc.

21	Subsidiaries of the Company.

31.1
Certification by Phillip Frost, Chief Executive Officer, pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the year ended December 31, 2018.

31.2
Certification by Adam Logal, Chief Financial Officer, pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the year ended December 31, 2018.

32.1	Certification by Phillip Frost, Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the year ended December 31, 2018.

32.2	Certification by Adam Logal, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the year ended December 31, 2018.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document