Form 10-Q
period 2019-03-31
Opko Health, Inc.
filed 2019-05-08
CIK 944809

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019.
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):   ☐  YES    ☒  NO
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock	OPK	NASDAQ Global Select Market
As of April 24, 2019, the registrant had 615,601,045 shares of Common Stock outstanding.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains “forward-looking statements,” as that term is defined under the Private Securities Litigation Reform Act of 1995 (“PSLRA”), Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements include statements about our expectations, beliefs or intentions regarding our product development efforts, business, financial condition, results of operations, strategies or prospects. You can identify forward-looking statements by the fact that these statements do not relate strictly to historical or current matters. Rather, forward-looking statements relate to anticipated or expected events, activities, trends or results as of the date they are made. Because forward-looking statements relate to matters that have not yet occurred, these statements are inherently subject to risks and uncertainties that could cause our actual results to differ materially from any future results expressed or implied by the forward-looking statements. Many factors could cause our actual activities or results to differ materially from the activities and results anticipated in forward-looking statements. These factors include those described below and in “Item 1A-Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2018, and described from time to time in our other reports filed with the Securities and Exchange Commission (“SEC”). We do not undertake an obligation to update forward-looking statements. We intend that all forward-looking statements be subject to the safe-harbor provisions of the PSLRA. These forward-looking statements are only predictions and reflect our views as of the date they are made with respect to future events and financial performance.

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

OPKO Health, Inc. and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share and per share data)

	March 31, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$207,250	$96,473
Accounts receivable, net	144,383	143,907
Inventory, net	44,610	42,299
Other current assets and prepaid expenses	38,994	35,052
Total current assets	435,237	317,731
Property, plant and equipment, net	139,965	144,674
Intangible assets, net	597,316	614,452
In-process research and development	635,561	635,572
Goodwill	698,522	700,193
Investments	32,297	31,228
Operating lease right-of-use assets	33,277	—
Other assets	3,126	7,222
Total assets	$2,575,301	$2,451,072
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$51,085	$47,395
Accrued expenses	217,534	203,513
Current maturities of operating leases	15,123	—
Current portion of convertible notes	—	31,562
Current portion of lines of credit and notes payable	112,316	5,851
Total current liabilities	396,058	288,321
Operating lease liabilities	18,621	—
Convertible notes	203,711	57,299
Deferred tax liabilities, net	116,009	115,193
Other long-term liabilities, principally contract liabilities, contingent consideration and line of credit	78,165	198,968
Total long-term liabilities	416,506	371,460
Total liabilities	812,564	659,781
Equity:
Common Stock - $0.01 par value, 750,000,000 shares authorized; 616,150,952 and 586,881,720 shares issued at March 31, 2019 and December 31, 2018, respectively	6,162	5,869
Treasury Stock - 549,907 and 549,907 shares at March 31, 2019 and December 31, 2018, respectively	(1,791)	(1,791)
Additional paid-in capital	3,058,509	3,004,422
Accumulated other comprehensive loss	(23,229)	(20,131)
Accumulated deficit	(1,276,914)	(1,197,078)
Total shareholders’ equity	1,762,737	1,791,291
Total liabilities and equity	$2,575,301	$2,451,072

OPKO Health, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except share and per share data)

	For the three months ended March 31,
	2019	2018
Revenues:
Revenue from services	$178,891	$211,315
Revenue from products	25,301	27,851
Revenue from transfer of intellectual property and other	18,259	15,748
Total revenues	222,451	254,914
Costs and expenses:
Cost of service revenue	129,903	139,441
Cost of product revenue	14,156	14,648
Selling, general and administrative	95,158	91,519
Research and development	36,529	32,887
Contingent consideration	4,806	1,759
Amortization of intangible assets	16,562	17,271
Asset impairment charges	655	—
Total costs and expenses	297,769	297,525
Operating loss	(75,318)	(42,611)
Other income and (expense), net:
Interest income	556	39
Interest expense	(4,755)	(2,267)
Fair value changes of derivative instruments, net	415	1,396
Other income, net	977	1,893
Other income and (expense), net	(2,807)	1,061
Loss before income taxes and investment losses	(78,125)	(41,550)
Income tax benefit (provision)	(783)	892
Net loss before investment losses	(78,908)	(40,658)
Loss from investments in investees	(1,854)	(2,456)
Net loss	$(80,762)	$(43,114)
Loss per share, basic and diluted:
Loss per share	$(0.14)	$(0.08)
Weighted average common shares outstanding, basic and diluted	586,344,207	559,473,838

The accompanying unaudited Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

OPKO Health, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)
(In thousands)

	For the three months ended March 31,
	2019	2018
Net loss	$(80,762)	$(43,114)
Other comprehensive income (loss), net of tax:
Change in foreign currency translation and other comprehensive income (loss)	(3,098)	4,865
Investments:
Reclassification adjustment due to adoption of ASU 2016-01	—	(4,876)
Comprehensive loss	$(83,860)	$(43,125)

The accompanying unaudited Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF EQUITY
(In thousands, except share and per share data)
For the three months ended March 31, 2019, and 2018 (continued)

	Common Stock		Treasury		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Shares	Dollars	Shares	Dollars
Balance at December 31, 2018	586,881,720	$5,869	(549,907)	$(1,791)	$3,004,422	$(20,131)	$(1,197,078)	$1,791,291
Equity-based compensation expense	—	—	—	—	4,457	—	—	4,457
Exercise of Common Stock options and warrants	19,232	—	—	—	(3)	—	—	(3)
Adoption of ASU 2018-07	—	—	—	—	(926)	—	926	—
2025 convertible notes including share lending arrangement	29,250,000	293	—	—	50,559	—	—	50,852
Net loss	—	—	—	—	—	—	(80,762)	(80,762)
Other comprehensive loss	—	—	—	—	—	(3,098)	—	(3,098)
Balance at March 31, 2019	616,150,952	$6,162	(549,907)	$(1,791)	$3,058,509	$(23,229)	$(1,276,914)	$1,762,737

The accompanying unaudited Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF EQUITY
(In thousands, except share and per share data)
For the three months ended March 31, 2019, and 2018

	Common Stock		Treasury		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Shares	Dollars	Shares	Dollars
Balance at December 31, 2017	560,023,745	$5,600	(549,907)	$(1,791)	$2,889,256	$(528)	$(1,048,914)	$1,843,623
Equity-based compensation expense	—	—	—	—	5,936	—	—	5,936
Exercise of Common Stock options and warrants	—	—	—	—	—	—	—	—
Adoption of ASU 2016-01	—	—	—	—	—	(4,876)	4,876	—
Private placement	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	(43,114)	(43,114)
Other comprehensive loss	—	—	—	—	—	4,865	—	4,865
Balance at March 31, 2018	560,023,745	$5,600	(549,907)	$(1,791)	$2,895,192	$(539)	$(1,087,152)	$1,811,310

The accompanying unaudited Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

OPKO Health, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	For the three months ended March 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(80,762)	$(43,114)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	23,816	24,757
Non-cash interest	3,010	843
Amortization of deferred financing costs	405	43
Losses from investments in investees	1,854	2,456
Equity-based compensation – employees and non-employees	4,457	5,936
Loss (gain) on disposal of fixed assets	284	(261)
Change in fair value of equity securities and derivative instruments	(1,825)	(3,101)
Change in fair value of contingent consideration	4,806	1,759
Impairment of assets	655	—
Deferred income tax benefit	(352)	(2,709)
Changes in assets and liabilities, net of the effects of acquisitions:
Accounts receivable, net	(439)	6,757
Inventory, net	(2,475)	204
Other current assets and prepaid expenses	(46)	5,445
Other assets	(243)	(131)
Accounts payable	3,713	(10,206)
Foreign currency measurement	(23)	(11)
Contract liabilities	(18,073)	(15,358)
Accrued expenses and other liabilities	12,250	(8,829)
Net cash used in operating activities	(48,988)	(35,520)
Cash flows from investing activities:
Investments in investees	(1,200)	(1,000)
Proceeds from sale of equity securities	—	1,286
Purchase of marketable securities	—	—
Proceeds from the sale of property, plant and equipment	—	541
Capital expenditures	(2,932)	(5,973)
Net cash used in investing activities	(4,132)	(5,146)
Cash flows from financing activities:
Issuance of convertible notes, including to related parties	200,293	55,000
Debt issuance costs	(7,762)	—
Proceeds from the exercise of Common Stock options and warrants	(3)	—
Borrowings on lines of credit	35,460	6,611
Repayments of lines of credit	(35,313)	(12,420)
Redemption of 2033 Senior Notes	(28,800)	—
Net cash provided by financing activities	163,875	49,191
Effect of exchange rate changes on cash and cash equivalents	22	(81)
Net decrease in cash and cash equivalents	110,777	8,444
Cash and cash equivalents at beginning of period	96,473	91,499
Cash and cash equivalents at end of period	$207,250	$99,943
SUPPLEMENTAL INFORMATION:
Interest paid	$511	$641
Income taxes paid, net of refunds	$1,022	$2,292
Operating lease right-of-use assets due to adoption of ASU No. 2016-02	$33,277	$—
Operating lease liabilities due to adoption of ASU No. 2016-02	$33,744	$—
Non-cash financing:
Shares issued upon the conversion of:
Common Stock options and warrants, surrendered in net exercise	$20	$—

The accompanying unaudited Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

OPKO Health, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
NOTE 1 BUSINESS AND ORGANIZATION
We are a diversified healthcare company that seeks to establish industry-leading positions in large and rapidly growing medical markets. Our diagnostics business includes BioReference Laboratories, Inc. (“BioReference”), the nation’s third-largest clinical laboratory with a core genetic testing business and an almost 300-person sales and marketing team to drive growth and leverage new products, including the 4Kscore prostate cancer test. Our pharmaceutical business features Rayaldee, an FDA-approved treatment for secondary hyperparathyroidism (“SHPT”) in adults with stage 3 or 4 chronic kidney disease (“CKD”) and vitamin D insufficiency (launched in November 2016); OPK88004, a selective androgen receptor modulator which we are exploring for various potential indications; and OPK88003, a once or twice weekly oxyntomodulin for type 2 diabetes and obesity which is a clinically advanced drug candidate among the new class of GLP-1 glucagon receptor dual agonists (phase 2b). Our pharmaceutical business also features hGH-CTP, a once-weekly human growth hormone injection (in phase 3 and partnered with Pfizer). We are incorporated in Delaware and our principal executive offices are located in leased offices in Miami, Florida.
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

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of presentation. The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring adjustments or otherwise disclosed herein) considered necessary to present fairly the Company’s results of operations, financial position and cash flows have been made. The results of operations and cash flows for the three months ended March 31, 2019, are not necessarily indicative of the results of operations and cash flows that may be reported for the remainder of 2019 or any future periods. The unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2018.
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
Inventories. Inventories are valued at the lower of cost and net realizable value. Cost is determined by the first-in, first-out method. We consider such factors as the amount of inventory on hand, estimated time required to sell such inventories, remaining shelf-life, and current market conditions to determine whether inventories are stated at the lower of cost and net realizable value. Inventories at our diagnostics segment consist primarily of purchased laboratory supplies, which is used in our testing laboratories. Inventory obsolescence expense for the three months ended March 31, 2019 and 2018 was $0.5 million and $0.0 million, respectively.
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
Goodwill and intangible assets. Goodwill represents the difference between the purchase price and the estimated fair value of the net assets acquired accounted for by the acquisition method of accounting. Refer to Note 4. Goodwill, in-process research and development (“IPR&D”) and other intangible assets acquired in business combinations, licensing and other transactions at March 31, 2019 and December 31, 2018 was $1.9 billion and $2.0 billion, respectively.
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
We amortize intangible assets with definite lives on a straight-line basis over their estimated useful lives, ranging from 3 to 20 years. We use the straight-line method of amortization as there is no reliably determinable pattern in which the economic benefits of our intangible assets are consumed or otherwise used up. Amortization expense was $16.6 million and $17.3 million for the three months ended March 31, 2019 and 2018, respectively.
Fair value measurements. The carrying amounts of our cash and cash equivalents, accounts receivable, accounts payable and short-term debt approximate their fair value due to the short-term maturities of these instruments. Investments that are considered equity securities as of March 31, 2019 and December 31, 2018 are predominately carried at fair value. Our debt under the credit agreement with JPMorgan Chase Bank, N.A. approximates fair value due to the variable rate of interest.
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
Derivative financial instruments. We record derivative financial instruments on our Condensed Consolidated Balance Sheet at their fair value and recognize the changes in the fair value in our Condensed Consolidated Statement of Operations when they occur, the only exception being derivatives that qualify as hedges. For the derivative instrument to qualify as a hedge, we are required to meet strict hedge effectiveness and contemporaneous documentation requirements at the initiation of the hedge and assess the hedge effectiveness on an ongoing basis over the life of the hedge. At March 31, 2019 and December 31, 2018, our foreign currency forward contracts held to economically hedge inventory purchases did not meet the documentation requirements to be designated as hedges. Accordingly, we recognize all changes in the fair values of our derivatives instruments, net, in our Condensed Consolidated Statement of Operations. Refer to Note 9.
Property, plant and equipment. Property, plant and equipment are recorded at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets and includes amortization expense for assets capitalized under finance leases. The estimated useful lives by asset class are as follows: software - 3 years, machinery, medical and other equipment - 5-8 years, furniture and fixtures - 5-12 years, leasehold improvements - the lesser of their useful life or the lease term, buildings and improvements - 10-40 years, and automobiles - 3-5 years. Expenditures for repairs and maintenance are charged to expense as incurred. Depreciation expense was $7.3 million and $7.5 million for the three months ended March 31, 2019 and 2018, respectively. Assets held under finance leases are included within Property, plant and equipment, net in our Condensed Consolidated Balance Sheet and are amortized over the shorter of their useful lives or the expected term of their related leases.
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
We operate in various countries and tax jurisdictions globally.  For interim reporting purposes, we record income taxes based on the expected effective income tax rate taking into consideration year to date and global forecasted tax results.  For the three months ended March 31, 2019, the tax rate differed from the U.S. federal statutory rate of 21% primarily due to the valuation allowance against certain U.S. and non-U.S. deferred tax assets, the relative mix in earnings and losses in the U.S. versus foreign tax jurisdictions, and the impact of certain discrete tax events and operating results in tax jurisdictions which do not result in a tax benefit.
Revenue recognition. We recognize revenue when a customer obtains control of promised goods or services in accordance with Accounting Standards Codification Topic 606, Revenue from Contracts with Customers (“Topic 606”). The amount of revenue that is recorded reflects the consideration that we expect to receive in exchange for those goods or services. We apply the following five-step model in order to determine this amount: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) we satisfy a performance obligation.
We apply the five-step model to contracts when it is probable that we will collect the consideration we are entitled to in exchange for the goods or services we transfer to the customer. At contract inception, once the contract is determined to be within the scope of Topic 606, we review the contract to determine which performance obligations we must deliver and which of these performance obligations are distinct. We recognize as revenue the amount of the transaction price that is allocated to the respective performance obligation when the performance obligation is satisfied or as it is satisfied. For a complete discussion of accounting for Revenues from services, Revenues from products and Revenue from transfer of intellectual property and other, refer to Note 12.
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
While we have receivables due from federal and state governmental agencies, we do not believe that such receivables represent a credit risk since the related healthcare programs are funded by federal and state governments, and payment is primarily dependent upon submitting appropriate documentation. At March 31, 2019 and December 31, 2018, receivable balances (net of contractual adjustments) from Medicare and Medicaid were 17.0% and 17.4%, respectively, of our consolidated Accounts receivable, net.
The portion of our accounts receivable due from individual patients comprises the largest portion of credit risk. At March 31, 2019 and December 31, 2018, receivables due from patients represent approximately 2.1% and 3.1%, respectively, of our consolidated Accounts receivable, net.
We assess the collectability of accounts receivable balances by considering factors such as historical collection experience, customer credit worthiness, the age of accounts receivable balances, regulatory changes and current economic conditions and trends that may affect a customer’s ability to pay. Actual results could differ from those estimates. Our reported net loss is directly affected by our estimate of the collectability of accounts receivable. The allowance for doubtful accounts was $2.0 million and $1.8 million at March 31, 2019 and December 31, 2018, respectively. The provision for bad debts for the three months ended March 31, 2019 and 2018 was $0.2 million and $0.1 million, respectively.
Equity-based compensation. We measure the cost of services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is recognized in the Condensed Consolidated Statement of Operations over the period during which an employee is required to provide service in exchange for the award. We record excess tax benefits realized from the exercise of stock options as cash flows from operations. During the three months ended March 31, 2019 and 2018, we recorded $4.5 million and $5.9 million, respectively, of equity-based compensation expense.
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
In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-02, “Leases (Topic 842),” which requires organizations that lease assets with lease terms of more than 12 months to recognize assets and liabilities for the rights and obligations created by those leases on their balance sheets. ASU 2016-02, as amended and codified under Topic 842, requires new qualitative and quantitative disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. As required, we adopted Topic 842 on January 1, 2019 using the modified retrospective approach for all lease arrangements at the beginning or the period of adoption. Results for reporting periods beginning January 1, 2019 are presented under Topic 842, while prior period amounts were not adjusted and continue to be reported in accordance our historic accounting under ASC 840.
For leases that commenced before the effective date of Topic 842, we elected the permitted practical expedients to not reassess the following: (i) whether any expired or existing contracts contain leases (ii) the lease classification for any expired or existing leases and (iii) initial direct costs for any existing leases. We also elected the policy of not recording leases on our Condensed Consolidated Balance Sheet when the leases have a term of 12 months or less and we elected not to separate nonlease components from lease components and instead account for each separate lease component and the nonlease components associated with that lease component as a single lease component.
The adoption of Topic 842 resulted in the recognition of operating lease liabilities of approximately $33.7 million and operating lease right-to-use assets of approximately $33.3 million as of March 31, 2019, primarily related to operating leases for our diagnostic facilities, based on the present value of lease payments over the lease term. There was no cumulative-effect adjustment to beginning Accumulated deficit on the Condensed Consolidated Balance Sheet. The accounting for our finance leases remains substantially unchanged, as finance lease liabilities and their corresponding right-to-use assets were already recorded on the Condensed Consolidated Balance Sheet under the previous guidance. The adoption of Topic 842 did not have a significant effect on our results of operations or cash flows. Refer to Note 15 for additional disclosures required by Topic 842.

In February 2018, the FASB issued ASU No. 2018-02, "Income Statement-Reporting Comprehensive Income (Topic 220)." This standard provides an option to reclassify stranded tax effects within accumulated other comprehensive loss to retained earnings due to the U.S. federal corporate income tax rate change in the Tax Cuts and Jobs Act of 2017. This standard is effective for interim and annual reporting periods beginning after December 15, 2018. We adopted this standard effective January 1, 2019 with the election not to reclassify immaterial amounts of stranded tax effects from accumulated other comprehensive loss to retained earnings.
In June 2018, the FASB issued ASU No. 2018-07, “Compensation - Stock Compensation (Topic 718),” which expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from non-employees. The adoption of ASU 2018-07 on January 1, 2019, did not have a significant impact on our Condensed Consolidated Financial Statements.
Pending accounting pronouncements.
In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” which amends the impairment model by requiring entities to use a forward-looking approach based on expected losses rather than incurred losses to estimate credit losses on certain types of financial instruments, including trade receivables. This may result in the earlier recognition of allowances for losses. The The ASU is effective for public entities for fiscal years beginning after December 15, 2019, with early adoption permitted. We are currently evaluating the impact of this new guidance on our Condensed Consolidated Financial Statements.

NOTE 3 EARNINGS (LOSS) PER SHARE
Basic loss per share is computed by dividing our net loss by the weighted average number of shares outstanding during the period. Shares of Common Stock outstanding under the share lending arrangement entered into in conjunction with the 2025 Notes are excluded from the calculation of basic and diluted earnings per share because the share lending arrangement and the borrower of the shares is required to refund any dividends paid on the shares lent. Refer to Note 6. For diluted earnings per share, the dilutive impact of stock options and warrants is determined by applying the “treasury stock” method. The dilutive impact of the 2033 Senior Notes, the 2023 Convertible Notes and the 2025 Notes (each, as defined herein and as discussed in Note 6) has been considered using the “if converted” method. In the periods in which their effect would be antidilutive, no effect has been given to outstanding options, warrants or the potentially dilutive shares issuable pursuant to the 2033 Senior Notes, the 2023 Convertible Notes and the 2025 Notes in the dilutive computation.
A total of 49,702,266 and 16,570,675 potential shares of Common Stock have been excluded from the calculation of diluted net loss per share for the three months ended March 31, 2019 and 2018, respectively, because their inclusion would be antidilutive. A full presentation of diluted earnings per share has not been provided because the required adjustments to the numerator and denominator resulted in diluted earnings per share equivalent to basic earnings per share.
During the three months ended March 31, 2019, 24,877 Common Stock options and Common Stock warrants to purchase shares of our Common Stock were exercised, resulting in the issuance of 19,232 shares of Common Stock. Of the 24,877 Common Stock options and Common Stock warrants exercised, 5,645 shares of Common Stock were surrendered in lieu of a cash payment via the net exercise feature of the agreements.
During the three months ended March 31, 2018, no Common Stock options and Common Stock warrants to purchase shares of our Common Stock were exercised.

NOTE 4 COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS

(In thousands)	March 31, 2019	December 31, 2018
Accounts receivable, net:
Accounts receivable	$146,333	$145,665
Less: allowance for doubtful accounts	(1,950)	(1,758)
	$144,383	$143,907
Inventories, net:
Consumable supplies	$21,599	$23,264
Finished products	18,891	15,259
Work in-process	2,851	2,473
Raw materials	4,729	4,259
Less: inventory reserve	(3,460)	(2,956)
	$44,610	$42,299
Other current assets and prepaid expenses:
Taxes recoverable	19,893	15,708
Other receivables	(457)	2,368
Prepaid supplies	12,200	9,693
Prepaid insurance	2,847	3,436
Other	4,511	3,847
	$38,994	$35,052
Intangible assets, net:
Customer relationships	$445,661	$446,296
Technologies	340,648	340,729
Trade names	50,413	50,404
Licenses	5,766	5,766
Covenants not to compete	16,318	16,322
Product registrations	7,954	7,861
Other	5,533	5,613
Less: accumulated amortization	(274,977)	(258,539)
	$597,316	$614,452
Accrued expenses:
Contract liabilities	$65,288	$63,503
Employee benefits	42,354	45,621
Clinical trials	11,996	10,401
Contingent consideration	2,375	2,375
Finance leases short-term	3,077	3,280
Milestone payment	4,919	4,871
Professional fees	6,689	7,935
Other	80,836	65,527
	$217,534	$203,513

(In thousands)	March 31, 2019	December 31, 2018
Other long-term liabilities:
Contract liabilities	$7,708	$27,566
Line of credit	—	105,198
Contingent consideration	26,968	22,162
Mortgages and other debts payable	4,322	4,654
Finance leases long-term	4,981	5,620
Other	34,186	33,768
	$78,165	$198,968

Our intangible assets and goodwill relate principally to our prior acquisitions of OPKO Renal, OPKO Biologics, EirGen Pharma Limited (“EirGen”) and BioReference. We amortize intangible assets with definite lives on a straight-line basis over their estimated useful lives. The estimated useful lives by asset class are as follows: technologies - 5-17 years, customer relationships - 7-20 years, product registrations - 7-10 years, covenants not to compete - 5 years, trade names - 5-10 years, other 9-10 years. We do not anticipate capitalizing the cost of product registration renewals, rather we expect to expense these costs, as incurred. Our goodwill is not tax deductible for income tax purposes in any jurisdiction in which we operate.
The changes in value of the intangible assets and goodwill during the three months ended March 31, 2019 are primarily due to foreign currency fluctuations between the Chilean Peso, the Euro and the Shekel against the U.S. dollar.
The following table summarizes the changes in Goodwill during the three months ended March 31, 2019.

	2019
(In thousands)	Balance at January 1	Foreign exchange and other	Balance at March 31st
Pharmaceuticals
CURNA	$4,827	$—	$4,827
EirGen	85,245	(1,683)	83,562
FineTech	—	—	—
OPKO Chile	4,614	91	4,705
OPKO Biologics	139,784	—	139,784
OPKO Health Europe	7,545	(149)	7,396
OPKO Renal	2,069	—	2,069
Transition Therapeutics	3,323	70	3,393

Diagnostics
BioReference	401,821	—	401,821
OPKO Diagnostics	17,977	—	17,977
OPKO Lab	32,988	—	32,988
	$700,193	$(1,671)	$698,522

NOTE 5 INVESTMENTS
Investments
The following table reflects the accounting method, carrying value and underlying equity in net assets of our unconsolidated investments as of March 31, 2019:

(in thousands)
Investment type	Investment Carrying Value	Underlying Equity in Net Assets
Equity method investments	$2,197	$9,760
Variable interest entity, equity method	1,059	—
Equity securities	27,723
Equity securities with no readily determinable fair value	438
Warrants and options	880
Total carrying value of investments	$32,297
Equity method investments
Our equity method investments consist of investments in Pharmsynthez (ownership 9%), Cocrystal Pharma, Inc. (“COCP”) (8%), Non-Invasive Monitoring Systems, Inc. (“NIMS”) (1%), Neovasc, Inc. (“Neovasc”) (5%), InCellDx, Inc. (“InCellDx”) (29%), BioCardia, Inc. (“BioCardia”) (5%), and Xenetic Biosciences, Inc. (“Xenetic”) (4%). The total assets, liabilities, and net losses of our equity method investees as of and for the three months ended March 31, 2019 were $171.3 million, $51.5 million, and $35.3 million, respectively. We have determined that we and/or our related parties can significantly influence the success of our equity method investments through our board representation and/or voting power. Accordingly, we account for our investment in these entities under the equity method and record our proportionate share of their losses in Loss from investments in investees in our Condensed Consolidated Statement of Operations. The aggregate value of our equity method investments based on the quoted market price of their common stock and the number of shares held by us as of March 31, 2019, is $14.5 million.
Equity Securities
Our equity securities consist of investments in Phio Pharmaceuticals (“Phio”) (ownership 0.2%), VBI Vaccines Inc. (“VBI”) (7%), ChromaDex Corporation (“ChromaDex”) (0.1%), MabVax Therapeutics Holdings, Inc. (“MabVax”) (1%), and Eloxx Pharmaceuticals, Inc. (“Eloxx”) (4%). We have determined that our ownership, along with that of our related parties, does not provide us with significant influence over the operations of these investments. Accordingly, we account for our investment in these entities as equity securities, and we record changes in the fair value of these investments in Other income (expense) each reporting period when they have readily determinable fair value. Equity securities without a readily determinable fair value are adjusted to fair value when an observable price change can be identified. Net gains and losses on our equity securities for the three months ended March 31, 2019 are as follows:

(in thousands)
Equity Securities	For the three months ended March 31, 2019
Net gains and losses recognized during the period on equity securities	$1,410
Less: Net gains and losses realized during the period on equity securities	—
Unrealized net gains recognized during the period on equity securities still held at the reporting date	$1,410

Sales of investments
Gains (losses) included in earnings from sales of our investments are recorded in Other income (expense), net in our Condensed Consolidated Statement of Operations. We did not have significant sales activity during the three months ended March 31, 2019 and 2018. The cost of securities sold is based on the specific identification method.
Warrants and options
In addition to our equity method investments and equity securities, we hold options to purchase 0.4 million additional shares of BioCardia, 0.2 million of which are vested as of March 31, 2019, and 33 thousand, 0.7 million, 0.5 million and 22 thousand of warrants to purchase additional shares of COCP, InCellDx, Inc., Xenetic, and Phio, respectively. We recorded the changes in the fair value of the options and warrants in Fair value changes of derivative instruments, net in our Condensed Consolidated Statement of Operations. We also recorded the fair value of the options and warrants in Investments, net in our Condensed Consolidated Balance Sheet. See further discussion of the Company’s options and warrants in Note 8 and Note 9.
Investments in variable interest entities

We have determined that we hold variable interests in Zebra Biologics, Inc. (“Zebra”). We made this determination as a result of our assessment that Zebra does not have sufficient resources to carry out its principal activities without additional financial support.
We own 1,260,000 shares of Zebra Series A-2 Preferred Stock and 900,000 shares of Zebra restricted common stock (ownership 29% at March 31, 2019). Zebra is a privately held biotechnology company focused on the discovery and development of biosuperior antibody therapeutics and complex drugs. Dr. Richard Lerner, M.D., a member of our Board of Directors, is a founder of Zebra and, along with Dr. Frost, serves as a member of Zebra’s Board of Directors.
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

NOTE 6 DEBT
In February 2019, we issued $200.0 million aggregate principal amount of Convertible Senior Notes due 2025 (the “2025 Notes”) in an underwritten public offering. The 2025 Notes bear interest at a rate of 4.50% per year, payable semiannually in arrears on February 15 and August 15 of each year, beginning on August 15, 2019. The notes mature on February 15, 2025, unless earlier repurchased, redeemed or converted.
Holders may convert their 2025 Notes at their option at any time prior to the close of business on the business day immediately preceding November 15, 2024 only under the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ended on March 31, 2019 (and only during such calendar quarter), if the last reported sale price of our common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the five business day period after any five consecutive trading day period (the “measurement period”) in which the trading price per $1,000 principal amount of 2025 Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate on each such trading day; (3) if we call any or all of the 2025 Notes for redemption, at any time prior to the close of business on the scheduled trading day immediately preceding the redemption date; or (4) upon the occurrence of specified corporate events. On or after November 15, 2024, until the close of business on the business day immediately preceding the maturity date, holders of the 2025 Notes may convert their notes at any time, regardless of the foregoing circumstances. Upon conversion, we will pay or deliver, as the case may be, cash, shares of our common stock, or a combination of cash and shares of our common stock, at our election.
The conversion rate for the notes will initially be 236.7424 shares of common stock per $1,000 principal amount of 2025 Notes (equivalent to an initial conversion price of approximately $4.22 per share of common stock). The conversion rate for the 2025 Notes will be subject to adjustment in some events, but will not be adjusted for any accrued and unpaid interest. In addition, following certain corporate events that occur prior to the maturity date of the notes or if we deliver a notice of redemption, in certain circumstances we will increase the conversion rate of the 2025 Notes for a holder who elects to convert its notes in connection with such a corporate event or notice of redemption, as the case may be.
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
If we undergo a fundamental change prior to the maturity date of the 2025 Notes, holders may require us to repurchase for cash all or any portion of their notes at a repurchase price equal to 100% of the principal amount of the notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date. The 2025 Notes are our senior unsecured obligations and rank senior in right of payment to any of our indebtedness that is expressly subordinated in right of payment to the 2025 Notes; equal in right of payment to any of our existing and future liabilities that are not so subordinated; effectively junior in right of payment to any of our secured indebtedness to the extent of the value of the assets securing such indebtedness; and structurally junior to all indebtedness and other liabilities (including trade payables) of our current or future subsidiaries.
In conjunction with the issuance of the 2025 Notes, we agreed to loan up to 30,000,000 shares of our common stock to affiliates of the underwriter, in order to assist investors in the bonds to hedge their position. As at March 31, 2019, a total of 29,250,000 shares were issued under the share lending arrangement. We will not receive any of the proceeds from the sale of the borrowed shares, but we did receive a one-time nominal fee of $0.3 million for the newly issued shares. Shares of our Common Stock outstanding under the share lending arrangement are excluded from the calculation of basic and diluted earnings per share.
As required by ASC 470-20, “Debt with Conversion and Other Options,” we calculated the equity component of the 2025 Notes, taking into account both the fair value of the conversion option and the fair value of the share lending arrangement. The equity component was valued at $52.6 million at issue date and this amount was recorded as Additional paid-in capital, which resulted in a discount on the 2025 Notes. The discount is being amortized to Interest expense over the term of the 2025 Notes, which results in an effective interest rate on the 2025 Notes of 11.2%.
The following table sets forth information related to the 2025 Notes which is included in our Condensed Consolidated Balance Sheet as of March 31, 2019:

(In thousands)	2025 Senior Notes	Discount	Debt Issuance Cost	Total
Balance at December 31, 2018	$—	$—	$—	$—
Issuance of 4.50% convertible notes	200,000	(52,600)	(5,720)	141,680
Amortization of debt discount and debt issuance costs	—	897	97	994
Balance at March 31, 2019	$200,000	$(51,703)	$(5,623)	$142,674

On November 8, 2018, we entered into a credit agreement with an affiliate of Dr. Frost, pursuant to which the lender committed to provide us with an unsecured line of credit in the amount of $60 million. The credit agreement was terminated on or around February 20, 2019 and the $28.8 million we borrowed during 2019 was repaid from the proceeds of the 2025 Convertible Notes offering.
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
On February 1, 2019, approximately $28.8 million aggregate principal amount of 2033 Senior Notes were tendered by holders pursuant to such holders’ option to require us to repurchase the 2033 Senior Notes. Holders of the remaining $3.0 million principal amount of the 2033 Senior Notes issued in January 2013 may require us to repurchase the 2033 Senior Notes for 100% of their principal amount, plus accrued and unpaid interest, again on February 1, 2023 and February 1, 2028, or following the occurrence of a fundamental change as defined in the indenture governing the 2033 Senior Notes.
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

In November 2015, BioReference and certain of its subsidiaries entered into a credit agreement with JPMorgan Chase Bank, N.A. (“CB”), as lender and administrative agent, as amended (the “Credit Agreement”). The Credit Agreement provides for a $175.0 million secured revolving credit facility and includes a $20.0 million sub-facility for swingline loans and a $20.0 million sub-facility for the issuance of letters of credit. BioReference may increase the credit facility to up to $275.0 million on a secured basis, subject to the satisfaction of specified conditions. The Credit Agreement matures on November 5, 2020 and is guaranteed by all of BioReference’s domestic subsidiaries. The Credit Agreement is also secured by substantially all assets of BioReference and its domestic subsidiaries, as well as a non-recourse pledge by us of our equity interest in BioReference. Availability under the Credit Agreement is based on a borrowing base comprised of eligible accounts receivables of BioReference and certain of its subsidiaries, as specified therein. As of March 31, 2019, $0.0 million additional funds were available to be borrowed under the Credit Agreement. Principal under the Credit Agreement is due upon maturity on November 5, 2020.

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
At March 31, 2019, we were not in compliance with the fixed charge coverage ratio set forth in the Credit Agreement and we entered into a limited waiver letter with CB pursuant to which CB waived any default under the Credit Agreement as a result of the failure to comply with the fixed charge coverage ratio. Based on the limited terms of the waiver which is effective for the quarter ended March 31, 2019, the $105.3 million outstanding under the Credit Agreement are included within the Current portion of lines of credit in the accompanying Condensed Consolidated Balance Sheet.

The Credit Agreement contains customary covenants and restrictions, including, without limitation, covenants that require BioReference and its subsidiaries to maintain a minimum fixed charge coverage ratio if availability under the new credit facility falls below a specified amount and to comply with laws and restrictions on the ability of BioReference and its subsidiaries to incur additional indebtedness or to pay dividends and make certain other distributions to the Company, subject to certain exceptions as specified therein. Failure to comply with these covenants would constitute an event of default under the Credit Agreement, notwithstanding the ability of BioReference to meet its debt service obligations. The Credit Agreement also includes various customary remedies for the lenders following an event of default, including the acceleration of repayment of outstanding amounts under the Credit Agreement and execution upon the collateral securing obligations under the Credit Agreement. Substantially all the assets of BioReference and its subsidiaries are restricted from sale, transfer, lease, disposal or distributions to the Company, subject to certain exceptions. BioReference and its subsidiaries net assets as of March 31, 2019, were approximately $886.5 million, which includes goodwill of $401.8 million and intangible assets of $395.4 million.

In addition to the Credit Agreement with CB, we have line of credit agreements with eleven other financial institutions as of March 31, 2019 and December 31, 2018 in the U.S., Chile and Spain. These lines of credit are used primarily as a source of working capital for inventory purchases.
The following table summarizes the amounts outstanding under the BioReference, Chilean and Spanish lines of credit:

(Dollars in thousands)			Balance Outstanding
Lender	Interest rate on borrowings at March 31, 2019	Credit line capacity	March 31, 2019	December 31, 2018
JPMorgan Chase	4.15%	$175,000	$105,280	$105,198
Itau Bank	5.50%	1,810	594	232
Bank of Chile	6.60%	3,800	844	432
BICE Bank	5.50%	2,500	747	818
BBVA Bank	5.50%	3,250	1,168	858
Security Bank	5.50%	—	—	—
Estado Bank	5.50%	3,500	764	308
Santander Bank	5.50%	4,500	524	852
Scotiabank	5.00%	1,800	81	2
Banco De Sabadell	1.45%	337	—	—
Banco Bilbao Vizcaya	2.64%	337	—	—
Banco Santander	2.39%	337	29	10
Total		$197,171	$110,031	$108,710

At March 31, 2019 and December 31, 2018, the weighted average interest rate on our lines of credit was approximately 4.3% and 4.7%, respectively.
At March 31, 2019 and December 31, 2018, we had notes payable and other debt (excluding the 2033 Senior Notes, the 2023 Convertible Notes, the 2025 Notes, the Credit Agreement and amounts outstanding under lines of credit) as follows:

(In thousands)	March 31, 2019	December 31, 2018
Current portion of notes payable	$2,520	$2,560
Other long-term liabilities	5,288	5,693
Total	$7,808	$8,253

The notes and other debt mature at various dates ranging from 2019 through 2024 bearing variable interest rates from 1.3% up to 5.5%. The weighted average interest rate on the notes and other debt at March 31, 2019 and December 31, 2018, was 3.2% and 2.1%, respectively. The notes are secured by our office space in Barcelona.

NOTE 7 ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
For the three months ended March 31, 2019, changes in Accumulated other comprehensive income (loss), net of tax, were as follows:

(In thousands)	Foreign currency translation
Balance at December 31, 2018	$(20,131)
Other comprehensive loss before reclassifications	(3,098)
Net other comprehensive loss	(3,098)
Balance at March 31, 2019	$(23,229)

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
As of March 31, 2019, we have equity securities (refer to Note 5), forward foreign currency exchange contracts for inventory purchases (refer to Note 9) and contingent consideration related to the acquisitions of CURNA, OPKO Diagnostics and OPKO Renal that are required to be measured at fair value on a recurring basis. In addition, in connection with our investment and our consulting agreement with BioCardia, we record the related BioCardia options at fair value as well as the warrants from COCP, InCellDx, Xenetic and Phio.
Our financial assets and liabilities measured at fair value on a recurring basis are as follows:

	Fair value measurements as of March 31, 2019
(In thousands)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Assets:
Equity securities	27,723	—	—	27,723
Common stock options/warrants	—	880	—	880
Forward contracts	—	131	—	131
Total assets	$27,723	$1,011	$—	$28,734
Liabilities:
Contingent consideration	—	—	29,343	29,343
Total liabilities	$—	$—	$29,343	$29,343

	Fair value measurements as of December 31, 2018
(In thousands)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Assets:
Equity securities	26,313	—	—	26,313
Common stock options/warrants	—	855	—	855
Forward contracts	—	21	—	21
Total assets	$26,313	$876	$—	$27,189
Liabilities:
Contingent consideration	—	—	24,537	24,537
Total liabilities	$—	$—	$24,537	$24,537

There have been no transfers between Level 1 and Level 2 and no transfers to or from Level 3 of the fair value hierarchy.
As of March 31, 2019 and December 31, 2018, the carrying value of our other financial instrument assets approximates their fair value due to their short-term nature or variable rate of interest.
The following table reconciles the beginning and ending balances of our Level 3 assets and liabilities as of March 31, 2019:

March 31, 2019
(In thousands)	Contingent consideration
Balance at December 31, 2018	$24,537
Change in fair value:
Included in results of operations	4,806
Balance at March 31, 2019	$29,343

The estimated fair values of our financial instruments have been determined by using available market information and what we believe to be appropriate valuation methodologies. We use the following methods and assumptions in estimating fair value:
Contingent consideration – We estimate the fair value of the contingent consideration utilizing a discounted cash flow model for the expected payments based on estimated timing and expected revenues. We use several discount rates depending on each type of contingent consideration related to OPKO Diagnostics, CURNA and OPKO Renal transactions. If estimated future sales were to decrease by 10%, the contingent consideration related to OPKO Renal, which represents the majority of our contingent consideration liability, would decrease by $1.8 million. As of March 31, 2019, of the $29.3 million of contingent consideration, $2.4 million is recorded in Accrued expenses and $27.0 million is recorded in Other long-term liabilities. As of December 31, 2018, of the $24.5 million of contingent consideration, $2.4 million is recorded in Accrued expenses and $22.2 million is recorded in Other long-term liabilities.

NOTE 9 DERIVATIVE CONTRACTS
The following table summarizes the fair values and the presentation of our derivative assets (liabilities) in the Condensed Consolidated Balance Sheets:

(In thousands)	Balance Sheet Component	March 31, 2019	December 31, 2018
Derivative financial instruments:
Common Stock options/warrants	Investments, net	$880	$855
Forward contracts	Unrealized gains on forward contracts are recorded in Other current assets and prepaid expenses. Unrealized (losses) on forward contracts are recorded in Accrued expenses.	$131	$21

We enter into foreign currency forward exchange contracts to cover the risk of exposure to exchange rate differences arising from inventory purchases on letters of credit. Under these forward contracts, for any rate above or below the fixed rate, we receive or pay the difference between the spot rate and the fixed rate for the given amount at the settlement date.
To qualify the derivative instrument as a hedge, we are required to meet strict hedge effectiveness and contemporaneous documentation requirements at the initiation of the hedge and assess the hedge effectiveness on an ongoing basis over the life of the hedge. At March 31, 2019 and December 31, 2018, our derivative financial instruments do not meet the documentation requirements to be designated as hedges. Accordingly, we recognize the changes in Fair value of derivative instruments, net in our Condensed Consolidated Statement of Operations. The following table summarizes the losses and gains recorded for the three months ended March 31, 2019 and 2018:

	Three months ended March 31,
(In thousands)	2019	2018
Derivative gain (loss):
Common Stock options/warrants	$368	$1,671
Forward contracts	47	(275)
Total	$415	$1,396

NOTE 10 RELATED PARTY TRANSACTIONS
In March 2019, we paid the $125,000 filing fee to the Federal Trade Commission (the “FTC”) in connection with filings made by us and Dr. Jane Hsiao, our Vice Chairman and Chief Technical Officer, under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (“HSR Act”) relating to her purchases of the Company’s Common Stock.
In February 2019, Dr. Frost paid a filing fee of $280,000 to the FTC under the HSR Act in connection with filings made by us and Dr. Phillip Frost, our Chairman and Chief Executive Officer, relating to his purchases of the Company’s Common Stock.  We reimbursed Dr. Frost for the HSR filing fee.
On March 1, 2019, OPKO Pharmaceuticals, LLC entered into an assignment agreement with Xenetic Biosciences, Inc. (the “Assignment Agreement”), pursuant to which Xenetic will acquire and accept all of OPKO Pharmaceuticals’ right, title and interest in and to that certain Intellectual Property License Agreement (the “IP License Agreement”), entered into between The Scripps Research Institute (“Institute”) and OPKO Pharmaceuticals, regarding certain patents related to novel CAR T platform technology and through which the Institute granted an exclusive royalty-bearing license to the patent rights owned by the Institute to OPKO Pharmaceuticals in exchange for royalties, subject to the terms of the IP License Agreement.
Under the Assignment Agreement and the IP License Agreement, Xenetic will issue to OPKO Pharmaceuticals One Million Nine Hundred Sixty-Eight Thousand Seven Hundred Fifty (1,968,750) shares of Xenetic common stock (the “OPKO Transaction Shares”) and to the Institute Six Hundred Fifty-Six Thousand Two Hundred Fifty (656,250) shares of Xenetic common stock (the “Institute Transaction Shares”). In connection with the Assignment Agreement, OPKO Pharmaceuticals has entered into a voting agreement pursuant to which OPKO Pharmaceuticals agreed, among other things, to vote its shares in Xenetic in favor of the transactions contemplated by the Assignment Agreement, and a lock-up agreement with Xenetic which will restrict OPKO Pharmaceuticals’ sale or transfer of any of the OPKO Transaction Shares as provided therein and as otherwise required by law. The Assignment Agreement and the obligations thereunder will not take effect until Xenetic satisfies certain closing conditions, including obtaining stockholder approval and securing certain financing.

The Company owns approximately 9% of Pharmsynthez and Pharmsynthez is Xenetic’s largest and controlling stockholder. Dr. Richard Lerner, a director of the Company, is a co-inventor of the technology and will receive shares of Xenetic if certain Xenetic transactions close. Adam Logal, our Senior Vice President and Chief Financial Officer, is a director of Xenetic.
On November 8, 2018, we entered into stock purchase agreements with certain investors pursuant to which we agreed to sell to such investors in private placements an aggregate of approximately 26.5 million shares of our Common Stock (the “Shares”) at a purchase price of $3.49 per share, which was the closing bid price of our Common Stock on the NASDAQ on such date, for an aggregate purchase price of $92.5 million. The investors in the private placements include an affiliate of Dr. Frost ($70 million), and Dr. Hsiao ($2 million).
On November 8, 2018, we entered into a credit agreement with an affiliate of Dr. Frost, pursuant to which the lender committed to provide us with an unsecured line of credit in the amount of $60 million. Borrowings under the line of credit bore interest at a rate of 10% per annum and could have been repaid and reborrowed at any time. The credit agreement included various customary remedies for the lender following an event of default, including the acceleration of repayment of outstanding amounts under line of credit. The line of credit would have matured on November 8, 2023. We repaid approximately $28.8 million that was borrowed in 2019 and terminated the line of credit on or around February 20, 2019.
In February 2018, we issued the 2023 Convertible Notes in the aggregate principal amount of $55.0 million. Refer to Note 6. Purchasers of the 2023 Convertible Notes include Dr. Hsiao and an affiliate of Dr. Frost.
We hold investments in Zebra (ownership 29%), Neovasc (5%), ChromaDex Corporation (0.1%), MabVax (1%), COCP (8%), NIMS (1%), Eloxx (4%), and BioCardia (5%). These investments were considered related party transactions as a result of our executive management’s ownership interests and/or board representation in these entities. See further discussion of our investments in Note 5.
In February 2018, we invested an additional $1.0 million in COCP for a convertible note, which was converted into 538,544 shares of its common stock in May 2018. In April 2017, we invested an additional $1.0 million in COCP for 138,889 shares of its common stock.
In November 2017, we invested an additional $3.0 million in Neovasc for 20,547 shares of its common stock, 20,547 Series A warrants, 20,547 Series B warrants and 8,221 Series C warrants, after adjusting for a 1-for-100 reverse stock split in 2018. In April 2018, we exercised the Series B warrants in a cashless exercise and received 1,069,090 shares of Neovasc common stock. In the first quarter of 2019, we exercised the Series C warrants for $1.2 million and exchanged the Series A warrants and received a total of 2,266,023 additional shares of Neovasc common stock.
In November 2016, we entered into a Pledge Agreement with the Museum of Science, Inc. and the Museum of Science Endowment Fund, Inc. pursuant to which we will contribute an aggregate of $1.0 million over a four-year period for constructing, equipping and the general operation of the Frost Science Museum. Dr. Frost and Mr. Richard Pfenniger serve on the Board of Trustees of the Frost Science Museum and Mr. Pfenniger is the Vice Chairman of the Board of Trustees.
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
Our wholly-owned subsidiary, BioReference, purchases and uses certain products acquired from InCellDx, a company in which we hold a 29% minority interest.
We reimburse Dr. Frost for Company-related use by Dr. Frost and our other executives of an airplane owned by a company that is beneficially owned by Dr. Frost. We reimburse Dr. Frost for out-of-pocket operating costs for the use of the airplane by Dr. Frost or Company executives for Company-related business. We do not reimburse Dr. Frost for personal use of the airplane by Dr. Frost or any other executive. For the three months ended March 31, 2019 and 2018, we reimbursed approximately $37 thousand and $79 thousand, respectively, for Company-related travel by Dr. Frost and other OPKO executives.

NOTE 11 COMMITMENTS AND CONTINGENCIES
In connection with our acquisitions of CURNA, OPKO Diagnostics and OPKO Renal, we agreed to pay future consideration to the sellers upon the achievement of certain events. As a result, as of March 31, 2019, we have recorded $29.3 million as contingent consideration, with $2.4 million recorded within Accrued expenses and $27.0 million recorded within Other long-term liabilities in the accompanying Condensed Consolidated Balance Sheets. Refer to Note 4.
As previously disclosed, on September 7, 2018, the Securities and Exchange Commission (“SEC”) filed a lawsuit in the Southern District of New York (the “SEC Complaint”) against a number of individuals and entities (the “Defendants”), including the Company and its CEO and Chairman, Phillip Frost (“Dr. Frost”). The SEC alleged, among other things, that the Company (i) aided and abetted an illegal “pump and dump” scheme perpetrated by a number of the Defendants, and (ii) failed to file required Schedules 13D or 13G with the SEC. On December 27, 2018, the Company announced that the Company and Dr. Frost entered into settlement agreements with the SEC, which upon approval of the court would resolve the SEC Complaint against each of them. The settlement was approved by the Court in January 2019. Pursuant to the settlement, and without admitting or denying any of the allegations of the Complaint, the Company is enjoined from violating Section 13(d) of the Exchange Act and paid a $100,000 penalty. Liability under Section 13(d) can be established without any showing of wrongful intent or negligence.
Following the SEC’s announcement of the SEC Complaint, we have been named in seven class action lawsuits, more than a dozen derivative suits, and other litigation relating to the allegations in the SEC Complaint among other matters. The Company intends to vigorously defend itself against the claims.
In April 2017, the Civil Division of the United States Attorney’s Office for the Southern District of New York (the “SDNY”) informed BioReference that it believes that, from 2006 to the present, BioReference had, in violation of the False Claims Act, improperly billed Medicare and TRICARE (both are federal government healthcare programs) for clinical laboratory services provided to hospital inpatient beneficiaries at certain hospitals. In April 2019, the SDNY also informed BioReference that it believes that BioReference provided physicians subsidies for electronic health record systems prior to 2012 that violated regulations adopted by HHS in 2006 which allowed laboratories to provide these donations under certain conditions. BioReference is reviewing and assessing the allegations made by the SDNY.
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
We are a party to other litigation in the ordinary course of business. While we cannot predict the ultimate outcome of legal matters, we accrue a liability for legal contingencies when we believe that it is both probable that a liability has been incurred and that we can reasonably estimate the amount of the loss. It’s reasonably possible the ultimate liability could exceed amounts currently estimated and we review established accruals and adjust them to reflect ongoing negotiations, settlements, rulings, advice of legal counsel and other relevant information. To the extent new information is obtained and our views on the probable outcomes of claims, suits, assessments, investigations or legal proceedings change, changes in our accrued liabilities would be recorded in the period in which such determination is made. Because of the high degree of judgment involved in establishing loss estimates, the ultimate outcome of such matters could be material to our business, financial condition, results of operations, and cash flows.
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
At March 31, 2019, we were committed to make future purchases for inventory and other items in 2019 that occur in the ordinary course of business under various purchase arrangements with fixed purchase provisions aggregating $93.5 million.
NOTE 12 REVENUE RECOGNITION
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
The complexities and ambiguities of billing, reimbursement regulations and claims processing, as well as issues unique to Medicare and Medicaid programs, require us to estimate the potential for retroactive adjustments as an element of variable consideration in the recognition of revenue in the period the related services are rendered.  Actual amounts are adjusted in the period those adjustments become known. For the three months ended March 31, 2019 and 2018, revenue reductions due to changes in estimates of implicit price concessions for performance obligations satisfied in prior periods of $8.4 million and $15.7 million, respectively, were recognized.
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
Settlements with third-party payors for retroactive adjustments due to audits, reviews or investigations are also considered variable consideration and are included in the determination of the estimated transaction price for providing services. These settlements are estimated based on the terms of the payment agreement with the payor, correspondence from the payor and our historical settlement activity, including an assessment of the probability a significant reversal of cumulative revenue recognized will occur when the uncertainty is subsequently resolved. Estimated settlements are adjusted in future periods as adjustments become known (that is, new information becomes available), or as years are settled or are no longer subject to such audits, reviews, and investigations. As of March 31, 2019 and December 31, 2018, we have liabilities of approximately $35.6 million and $35.9 million, respectively, within Accrued expenses and Other long-term liabilities related to reimbursements for payor overpayments.
The composition of Revenue from services by payor for the three months ended March 31, 2019 and 2018 is as follows:

	Three months ended March 31,
(In thousands)	2019	2018
Healthcare insurers	$105,878	$132,253
Government payers	29,510	35,190
Client payers	38,422	38,032
Patients	5,081	5,840
Total	$178,891	$211,315

Revenue from products
We recognize revenue from product sales when a customer obtains control of promised goods or services. The amount of revenue that is recorded reflects the consideration that we expect to receive in exchange for those goods or services. Our estimates for sales returns and allowances are based upon the historical patterns of product returns and allowances taken, matched against the sales from which they originated, and our evaluation of specific factors that may increase or decrease the risk of product returns. Product revenues are recorded net of estimated rebates, chargebacks, discounts, co-pay assistance and other deductions (collectively, “Sales Deductions”), as well as estimated product returns which are all elements of variable consideration. Allowances are recorded as a reduction of revenue at the time product revenues are recognized. The actual amounts of consideration ultimately received may differ from our estimates. If actual results in the future vary from our estimates, we will adjust these estimates, which would affect Revenue from products in the period such variances become known.
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
We recognize revenue for shipments of Rayaldee at the time of delivery to customers after estimating Sales Deductions and product returns as elements of variable consideration utilizing historical information and market research projections. For the three months ended March 31, 2019 and 2018, we recognized $5.8 million and $3.7 million, respectively, in net product revenue from sales of Rayaldee.
The following table presents an analysis of product sales allowances and accruals as contract liabilities for the three months ended March 31, 2019:

(In thousands)	Chargebacks, discounts, rebates and fees	Governmental	Returns	Total
Balance at December 31, 2018	$1,316	$2,090	$637	$4,043
Provision related to current period sales	2,253	3,911	637	6,801
Adjustment related to prior period sales	—	100	—	100
Credits or payments made	(2,062)	(3,255)	(786)	(6,103)
Balance at March 31, 2019	$1,507	$2,846	$488	$4,841

Total gross Rayaldee sales				$12,734
Provision for Rayaldee sales allowances and accruals as a percentage of gross Rayaldee sales				54%
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
For the three months ended March 31, 2019 and 2018, revenue from transfer of intellectual property principally reflects $17.4 million and $14.7 million of revenue, respectively related to the Pfizer Transaction. Refer to Note 13. Total contract liabilities included in Accrued expenses and Other long-term liabilities was $73.0 million and $91.1 million at March 31, 2019 and December 31, 2018, respectively. The contract liability balance at March 31, 2019 relates primarily to the Pfizer Transaction.
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
In connection with the license, OPKO received an initial upfront payment of $6 million and received another $6 million upon the initiation of OPKO’s Phase 2 study for Rayaldee in dialysis patients in the U.S. in September 2018 (the “Initial Consideration”). OPKO is also eligible to receive up to an additional aggregate amount of $31 million upon the achievement of certain regulatory and development milestones by JT for Rayaldee in the JT Territory, and $75 million upon the achievement of certain sales based milestones by JT in the JT Territory. OPKO will also receive tiered, double digit royalty payments at rates ranging from low double digits to mid-teens on net sales of Rayaldee within the JT Territory. JT will, at its sole cost and expense, be responsible for performing all development activities necessary to obtain all regulatory approvals for Rayaldee in Japan and for all commercial activities pertaining to Rayaldee in Japan.
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
Vifor Fresenius Medical Care Renal Pharma Ltd
In May 2016, EirGen, our wholly-owned subsidiary, and Vifor Fresenius Medical Care Renal Pharma Ltd (“VFMCRP”), entered into a Development and License Agreement (the “VFMCRP Agreement”) for the development and commercialization of Rayaldee (the “Product”) worldwide, except for (i) the U.S., (ii) any country in Central America or South America (excluding Mexico), (iii) Russia, (iv) China, (v) Japan, (vi) Ukraine, (vii) Belorussia, (viii) Azerbaijan, (ix) Kazakhstan, and (x)

Taiwan (the “VFMCRP Territory”). The license to VFMCRP potentially covers all therapeutic and prophylactic uses of the Product in human patients (the “VFMCRP Field”), provided that initially the license is for the use of the Product for the treatment or prevention of SHPT related to patients with CKD and vitamin D insufficiency/deficiency (the “VFMCRP Initial Indication”).
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
Pfizer Inc.
In December 2014, we entered into an exclusive worldwide agreement (the “Pfizer Agreement”) with Pfizer Inc. (“Pfizer”) for the development and commercialization of our long-acting hGH-CTP for the treatment of growth hormone deficiency (“GHD”) in adults and children, as well as for the treatment of growth failure in children born small for gestational age (the “Pfizer Transaction”).
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
The agreement with Pfizer will remain in effect until the last sale of the licensed product, unless earlier terminated as permitted under the Pfizer Agreement. In addition to termination rights for material breach and bankruptcy, Pfizer is permitted to terminate the Pfizer Agreement in its entirety, or with respect to one or more world regions, without cause after a specified notice period. If the Pfizer Agreement is terminated by us for Pfizer’s uncured material breach, or by Pfizer without cause, provision has been made for transition of product and product responsibilities to us for the terminated regions, as well as continued supply of product by Pfizer or transfer of supply to us in order to support the terminated regions.
We are recognizing the non-refundable $295.0 million upfront payments as the research and development services are completed and had contract liabilities related to the Pfizer Transaction of $65.7 million at March 31, 2019, of which $62.4 million was classified in Accrued expenses and $3.4 million was classified in Other long-term liabilities.
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
TESARO
In November 2009, we entered into an asset purchase agreement (the “NK-1 Agreement”) under which we acquired VARUBI™ (rolapitant) and other neurokinin-1 (“NK-1”) assets from Merck. In December 2010, we entered into an exclusive license agreement with TESARO, in which we out-licensed the development, manufacture, commercialization and distribution of our lead NK-1 candidate, VARUBI™ (the “TESARO License”). Under the terms of the license, we received a $6.0 million upfront payment from TESARO and we received $30 million of milestone payments from TESARO upon achievement of certain regulatory and commercial sale milestones and we are eligible to receive additional commercial milestone payments of up to $85 million if specified levels of annual net sales are achieved. The sales based milestone payments will be recognized as revenue in full in the period in which the associated sales occur. During the three months ended March 31, 2019 and 2018, no revenue was recognized related to the achievement of the milestones under the TESARO License.
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
The term of the license will remain in force until the expiration of the royalty term in each country, unless we terminate the license earlier for TESARO’s material breach of the license or bankruptcy. TESARO has a right to terminate the license at any time during the term for any reason on three months’ written notice.TESARO announced during the first quarter of 2018 that it has elected to suspend further distribution of Varubi IV.
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
Phio Pharmaceuticals Corp.
In March 2013, we completed the sale to RXi Pharmaceuticals Corporation (now known as Phio Pharmaceuticals Corp.) of substantially all of our assets in the field of RNA interference (the “RNAi Assets”) (collectively, the “Asset Purchase Agreement”). Pursuant to the Asset Purchase Agreement, Phio will be required to pay us up to $50.0 million in milestone payments upon the successful development and commercialization of each drug developed by Phio, certain of its affiliates or any of its or their licensees or sublicensees utilizing patents included within the RNAi Assets (each, a “Qualified Drug”). In addition, Phio will also be required to pay us royalties equal to: (a) a mid single-digit percentage of “Net Sales” (as defined in the Asset Purchase Agreement) with respect to each Qualified Drug sold for an ophthalmologic use during the applicable “Royalty Period” (as defined in the Asset Purchase Agreement); and (b) a low single-digit percentage of net sales with respect to each Qualified Drug sold for a non-ophthalmologic use during the applicable Royalty Period.
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

Information regarding our operations and assets for our operating segments and the unallocated corporate operations as well as geographic information are as follows:

	For the three months ended March 31,
(In thousands)	2019	2018
Revenue from services:
Pharmaceutical	$—	$—
Diagnostics	178,891	211,315
Corporate	—	—
	$178,891	$211,315
Revenue from products:
Pharmaceutical	$25,301	$27,851
Diagnostics	—	—
Corporate	—	—
	$25,301	$27,851
Revenue from transfer of intellectual property and other:
Pharmaceutical	$18,259	$15,748
Diagnostics	—	—
Corporate	—	—
	$18,259	$15,748
Operating loss:
Pharmaceutical	$(29,477)	$(22,948)
Diagnostics	(33,569)	(8,018)
Corporate	(12,272)	(11,645)
	$(75,318)	$(42,611)
Depreciation and amortization:
Pharmaceutical	$7,526	$6,740
Diagnostics	16,271	17,987
Corporate	19	30
	$23,816	$24,757
Loss from investment in investees:
Pharmaceutical	$(1,854)	$(2,172)
Diagnostics	—	(284)
Corporate	—	—
	$(1,854)	$(2,456)
Revenues:
United States	$184,894	$215,311
Ireland	20,534	17,282
Chile	7,865	11,733
Spain	4,418	5,532
Israel	3,116	3,614
Mexico	1,531	1,420
Other	93	22
	$222,451	$254,914

(In thousands)	March 31, 2019	December 31, 2018
Assets:
Pharmaceutical	$1,230,811	$1,236,499
Diagnostics	1,165,784	1,162,160
Corporate	178,706	52,413
	$2,575,301	$2,451,072
Goodwill:
Pharmaceutical	$245,735	$247,407
Diagnostics	452,787	452,786
Corporate	—	—
	$698,522	$700,193

No customer represented more than 10% of our total consolidated revenue during the three months ended March 31, 2019 and 2018. As of March 31, 2019 and December 31, 2018, no customer represented more than 10% of our accounts receivable balance.
NOTE 15 LEASES
We have operating leases for office space, laboratory operations, research and development facilities, manufacturing locations, warehouses and certain equipment. We determine if a contract contains a lease at inception or modification of a contract. Our leases generally do not provide an implicit rate, and therefore we use our incremental borrowing rate as the discount rate when measuring operating lease liabilities. The incremental borrowing rate represents an estimate of the interest rate we would incur at lease commencement to borrow an amount equal to the lease payments on a collateralized basis over the term of the lease within a particular currency environment. We used the incremental borrowing rates as of January 1, 2019, for operating leases that commenced prior to that date. Many of our leases contain rental escalation, renewal options and/or termination options that are factored into our determination of lease payments when appropriate. Variable lease payment amounts that cannot be determined at the commencement of the lease are not included in the right-to-use assets or liabilities.
The following table presents the lease balances within the Condensed Consolidated Balance Sheet as of March 31, 2019:

(in thousands)	Classification on the Balance Sheet	March 31, 2019
Assets
Operating lease assets	Operating lease right-of-use assets	$33,277
Finance lease assets	Property, plant and equipment, net	8,058

Liabilities
Current
Operating lease liabilities	Current maturities of operating leases	15,123
Accrued expenses	Current maturities of finance leases	3,077
Long-term
Operating lease liabilities	Operating lease liabilities	18,621
Other long-term liabilities	Finance lease liabilities	$4,981

Weighted average remaining lease term
Operating leases		2.3 years
Finance leases		2.7 years
Weighted average discount rate
Operating leases		5.2%
Finance leases		3.7%

The following table reconciles the undiscounted future minimum lease payments (displayed by year and in the aggregate) under noncancelable operating leases with terms of more than one year to the total operating lease liabilities recognized on our Condensed Consolidated Balance Sheet as of March 31, 2019:

(in thousands)	Operating	Finance
April 1, 2019 through December 31, 2019	$12,348	$2,418
2020	10,065	2,698
2021	6,613	1,937
2022	3,734	827
2023	2,318	273
Thereafter	2,087	201
Total undiscounted future minimum lease payments	37,165	8,354
Less: Difference between lease payments and discounted lease liabilities	3,421	296
Total lease liabilities	$33,744	$8,058

Expense under operating leases and finance leases was $5.7 million and $1.7 million, respectively, for the three months ended March 31, 2019, and includes $1.7 million of variable lease costs. Operating lease costs and finance lease costs are included within Operating loss in the Condensed Consolidated Statement of Operations. Short-term lease costs and were not material.
Supplemental cash flow information is as follows:

(in thousands)	Three months ended March 31, 2019
Operating cash flows from operating leases	$5,742
Operating cash flows from finance leases	191
Financing cash flows from finance leases	660
Total	$6,593

NOTE 16 SUBSEQUENT EVENTS
In the second quarter of 2019, we repaid $39.0 million under our Credit Agreement with CB based on changes in our borrowing base calculation which reduced credit available to us. The repayment was made with cash on hand. On May 7, 2019, we entered into a limited waiver letter with CB pursuant to which CB waived any default under the Credit Agreement as a result of our failure to comply with the fixed charge coverage ratio set forth in the Credit Agreement for the fiscal quarter ended March 31, 2019, as well as other administrative requirements.
We have reviewed all subsequent events and transactions that occurred after the date of our March 31, 2019 Condensed Consolidated Balance Sheet date, through the time of filing this Quarterly Report on Form 10-Q.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW
You should read this discussion together with the unaudited Condensed Consolidated Financial Statements, related Notes, and other financial information included elsewhere in this report and in our Annual Report on Form 10-K for the year ended December 31, 2018 (the “Form 10-K”). The following discussion contains assumptions, estimates and other forward-looking statements that involve a number of risks and uncertainties, including those discussed under “Risk Factors,” in Part II, Item 1A of our Form 10-K for the year ended December 31, 2018, and described from time to time in our other reports filed with the Securities and Exchange Commission. These risks could cause our actual results to differ materially from those anticipated in these forward-looking statements.
We are a diversified healthcare company that seeks to establish industry-leading positions in large and rapidly growing medical markets. Our diagnostics business includes BioReference Laboratories, Inc. (“BioReference”), the nation’s third-largest clinical laboratory with a core genetic testing business and an almost 300-person sales and marketing team to drive growth and leverage new products, including the 4Kscore prostate cancer test. Our pharmaceutical business features Rayaldee, an FDA-approved treatment for secondary hyperparathyroidism (“SHPT”) in adults with stage 3 or 4 chronic kidney disease (“CKD”) and vitamin D insufficiency (launched in November 2016), OPK88004, a selective androgen receptor modulator which we are exploring for various potential indications, and OPK88003, a once weekly oxyntomodulin for type 2 diabetes and obesity which is a clinically advanced drug candidate among the new class of GLP-1 glucagon receptor dual agonists (phase 2b). Our pharmaceutical business also features hGH-CTP, a once-weekly human growth hormone injection (in phase 3 and partnered with Pfizer).
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

RECENT DEVELOPMENTS
In March 2019, we announced positive topline results from a Phase 2 dose escalation trial of OPK88003 to treat type 2 diabetes and obesity.  OPK88003 is a once-weekly injectable oxyntomodulin compound with glucagon-like-peptide 1 (GLP-1) and glucagon dual agonist activity.  Based on data from a previous 420 patient Phase 2 study, an optimized dosing regimen for OPK88003 was evaluated to improve glucose control and increase weight loss.  Topline analysis of results of the study demonstrated that OPK88003 met the primary objective with a statistically significant lowering of hemoglobin A1c (HbA1c) after 30 weeks of treatment versus placebo as well as an important secondary endpoint, statistically significant weight loss versus placebo.
In February 2019, we issued $200.0 million aggregate principal amount of Convertible Senior Notes due 2025 (the “2025 Convertible Notes”) in an underwritten public offering. The 2025 Convertible Notes bear interest at a rate of 4.50% per year, payable semiannually in arrears on February 15 and August 15 of each year, beginning on August 15, 2019. The notes mature on February 15, 2025, unless earlier repurchased, redeemed or converted.
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
On January 31, 2019, we announced that Novitas Solutions, Inc. issued a notice of a future non-coverage determination for the 4Kscore test, effective March 20, 2019. The notice released by Novitas does not appear to be different from the draft local coverage determination released by Novitas on May 18, 2018. We are evaluating options to appeal the decision and undertake other steps with the U.S. Centers for Medicare & Medicaid Services in an effort to have this determination rescinded or reversed. We are also developing a strategy to obtain FDA approval for the 4Kscore test, among other efforts, to assist in securing broad reimbursement coverage.

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

RESULTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018

Revenues	For the three months ended March 31,
(In thousands)	2019	2018	Change
Revenue from services	$178,891	$211,315	$(32,424)
Revenue from products	25,301	27,851	(2,550)
Revenue from transfer of intellectual property and other	18,259	15,748	2,511
Total revenues	$222,451	$254,914	$(32,463)
Revenue from services for the three months ended March 31, 2019 decreased approximately $32.4 million compared to the three months ended March 31, 2018. Revenue from services for the three months ended March 31, 2019 was negatively affected by decreased reimbursement from our clinical testing of $20.1 million as a result of the Protecting Access to Medicare Act of 2014 (“PAMA”) and an increase in denial rates and changes to procedural requirements and by decreased reimbursement from our genomics testing of $15.6 million as a result of an increase in denial rates and changes to procedural requirements. Revenue from services for the three months ended March 31, 2019 were also negatively affected by $3.4 million as a result of a reduction in clinical test volumes resulting from one less business day compared to the prior year, which was partially offset by higher volume in our genomics testing of $6.8 million.
Estimated collection amounts are subject to the complexities and ambiguities of billing, reimbursement regulations and claims processing, as well as issues unique to Medicare and Medicaid programs, and require us to consider the potential for retroactive adjustments when estimating variable consideration in the recognition of revenue in the period the related services are rendered. For the three months ended March 31, 2019 and 2018, revenue reductions due to changes in estimates of implicit price concessions for performance obligations satisfied in prior periods of $8.4 million and $15.7 million, respectively, were recognized.
The composition of Revenue from services by payor for the three months ended March 31, 2019 and 2018 is as follows:

	Three months ended March 31,
(In thousands)	2019	2018
Healthcare insurers	$105,878	$132,253
Government payers	29,510	35,190
Client payers	38,422	38,032
Patients	5,081	5,840
Total	$178,891	$211,315
The decrease in Revenue from products is primarily attributable to a decrease in revenue at OPKO Chile, which was partially offset by an increase in sales of Rayaldee. Revenue from transfer of intellectual property for the three months ended March 31, 2019 and 2018 principally reflects $17.4 million and $14.7 million, respectively, of revenue related to the Pfizer Transaction.
Cost of revenue. Cost of revenue for the three months ended March 31, 2019 decreased $10.0 million compared to 2018. Cost of service revenue decreased in 2019 due cost reduction initiatives resulting in per patient encounter efficiency gains at BioReference. The decrease in the cost of product revenue is attributable to changes in the product mix of items sold during the period. Cost of revenue for the three months ended March 31, 2019 and 2018 was as follows:

Cost of Revenue	For the three months ended March 31,
(In thousands)	2019	2018	Change
Cost of service revenue	$129,903	$139,441	$(9,538)
Cost of product revenue	14,156	14,648	(492)
Total cost of revenue	$144,059	$154,089	$(10,030)

Selling, general and administrative expenses. Selling, general and administrative expenses for the three months ended March 31, 2019 and 2018, were $95.2 million and $91.5 million, respectively. The increase in selling, general and administrative expenses was primarily due to $10.6 million of expenses incurred in connection with certain legal matters, which was partially offset by decreased expenses at BioReference due to planned cost reduction initiatives. Selling, general and administrative expenses during the three months ended March 31, 2019 and 2018, include equity-based compensation expense of $3.4 million and $4.1 million, respectively.
Research and development expenses. Research and development expenses for the three months ended March 31, 2019 and 2018, were $36.5 million and $32.9 million, respectively. Research and development costs include external and internal expenses. External expenses include clinical and non-clinical activities performed by contract research organizations, lab services, purchases of drug and diagnostic product materials and manufacturing development costs. We track external research and development expenses by individual program for Phase 3 clinical trials for drug approval and pre-market approvals (“PMAs”) for diagnostics tests, if any. Internal expenses include employee-related expenses such as salaries, benefits and equity-based compensation expense. Other internal research and development expenses are incurred to support overall research and development activities and include expenses related to general overhead and facilities.
The following table summarizes the components of our research and development expenses:

Research and Development Expenses	For the three months ended March 31,
	2019	2018
External expenses:
Manufacturing expense for biological products	$9,685	$9,323
Phase III studies	5,449	5,474
Earlier-stage programs	6,180	3,503
Research and development employee-related expenses	7,342	8,424
Other internal research and development expenses	8,292	6,163
Third-party grants and funding from collaboration agreements	(419)	—
Total research and development expenses	$36,529	$32,887
The increase in research and development expenses for the quarter is primarily due to an increase in research and development expenses related to hGH-CTP, a long acting human growth hormone that was outlicensed to Pfizer in 2015. Research and development expenses for the three months ended March 31, 2019 and 2018 include equity-based compensation expense of $0.4 million and $1.1 million, respectively. We expect our research and development expenses to increase as we continue to expand our research and development of potential future products.
Contingent consideration. Contingent consideration expense for the three months ended March 31, 2019 and 2018, were $4.8 million and $1.8 million, respectively. The change in contingent consideration expense was primarily attributable to changes in assumptions regarding the timing of achievement of future milestones for OPKO Renal. The contingent consideration liabilities at March 31, 2019 relate to potential amounts payable to former stockholders of CURNA, OPKO Diagnostics and OPKO Renal pursuant to our acquisition agreements in January 2011, October 2011 and March 2013, respectively.
Amortization of intangible assets. Amortization of intangible assets was $16.6 million and $17.3 million, respectively, for the three months ended March 31, 2019 and 2018. Amortization expense reflects the amortization of acquired intangible assets with defined useful lives. Our indefinite lived IPR&D assets will not be amortized until the underlying development programs are completed. Upon obtaining regulatory approval by the U.S. FDA, the IPR&D assets will be accounted for as a finite-lived intangible asset and amortized on a straight-line basis over its estimated useful life.
Asset impairment charges. Asset impairment charges were $0.7 million for the three months ended March 31, 2019 and is related to an impairment charge to write down our intangible assets at FineTech down to their estimated fair value.
Interest income. Interest income for the three months ended March 31, 2019 and 2018 was not significant as our cash investment strategy emphasizes the security of the principal invested and fulfillment of liquidity needs.
Interest expense. Interest expense for the three months ended March 31, 2019 and 2018 was $4.8 million and $2.3 million, respectively. Interest expense is principally related to interest incurred on the 2025 Notes, on the 2023 Convertible Notes, on the 2033 Senior Notes, and on BioReference’s outstanding debt under its credit facility. The increase in interest expense for the three months ended March 31, 2019 is primarily due to interest incurred on the 2025 Notes and 2023 Convertible Notes.
Fair value changes of derivative instruments, net. Fair value changes of derivative instruments, net for the three months ended March 31, 2019 and 2018, was $0.4 million and $1.4 million of income, respectively. Derivative income for the three months ended March 31, 2019 principally related to the change in fair value of warrants to purchase additional shares of Xenetic. Derivative income for the three months ended March 31, 2018 principally related to the change in the fair value of warrants to purchase additional shares of Neovasc, Inc.
Other income (expense), net. Other income (expense), net for the three months ended March 31, 2019 and 2018, were $1.0 million and $1.9 million of income, respectively. Other income for the three months ended March 31, 2019 and 2018 primarily consists of net unrealized gains recognized during the period on equity securities.
Income tax benefit (provision). Our income tax benefit (provision) for the three months ended March 31, 2019 and 2018 was $(0.8) million and $0.9 million, respectively, and reflects quarterly results using our expected effective tax rate.  For the three months ended March 31, 2019, the tax rate differed from the U.S. federal statutory rate of 21% primarily due to the relative mix in earnings and losses in the U.S. versus foreign tax jurisdictions and the impact of certain discrete tax events and operating results in tax jurisdictions which do not result in a tax benefit.
Loss from investments in investees. We have made investments in other early stage companies that we perceive to have valuable proprietary technology and significant potential to create value for us as a shareholder or member. We account for these investments under the equity method of accounting, resulting in the recording of our proportionate share of their losses until our share of their loss exceeds our investment. Until the investees’ technologies are commercialized, if ever, we anticipate they will report a net loss. Loss from investments in investees was $1.9 million and $2.5 million for the three months ended March 31, 2019 and 2018, respectively.

LIQUIDITY AND CAPITAL RESOURCES
At March 31, 2019, we had cash and cash equivalents of approximately $207.3 million. Cash used in operations of $49.0 million during 2019 principally reflects general and administrative expenses in connection with our corporate operations, research and development activities and commercialization activities related to Rayaldee. Cash used in investing activities in 2019 primarily reflects capital expenditures of $2.9 million. Cash provided by financing activities primarily reflects the issuance of the 2025 Notes in February 2019 for net proceeds of $200.3 million, which was partially offset by the redemption of $28.8 million principal amount of 2033 Senior Notes. We have not generated sustained positive cash flow sufficient to offset our operating and other expenses and our primary source of cash has been from the public and private placement of stock, the issuance of the 2033 Senior Notes, 2023 Convertible Notes and 2025 Notes and credit facilities available to us.
In February 2019, we issued $200.0 million aggregate principal amount of the 2025 Notes in an underwritten public offering. The 2025 Notes will bear interest at a rate of 4.50% per year, payable semiannually in arrears on February 15 and August 15 of each year, beginning on August 15, 2019. The notes mature on February 15, 2025, unless earlier repurchased, redeemed or converted.
Holders may convert their 2025 Notes at their option at any time prior to the close of business on the business day immediately preceding November 15, 2024 only under the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ended on March 31, 2019 (and only during such calendar quarter), if the last reported sale price of our common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the five business day period after any five consecutive trading day period (the “measurement period”) in which the trading price per $1,000 principal amount of 2025 Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate on each such trading day; (3) if we call any or all of the 2025 Notes for redemption, at any time prior to the close of business on the scheduled trading day immediately preceding the redemption date; or (4) upon the occurrence of specified corporate events. On or after November 15, 2024, until the close of business on the business day immediately preceding the maturity date, holders of the 2025 Notes may convert their notes at any time, regardless of the foregoing circumstances. Upon conversion, we will pay or deliver, as the case may be, cash, shares of our common stock, or a combination of cash and shares of our common stock, at our election.
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
On November 8, 2018, we entered into a credit agreement with an affiliate of Dr. Frost, pursuant to which the lender committed to provide us with an unsecured line of credit in the amount of $60 million. The credit agreement was terminated on or around February 20, 2019 and the $28.8 million we borrowed during 2019 was repaid from the proceeds of the 2025 Notes offering. Borrowings under the line of credit bore interest at a rate of 10% per annum and could be repaid and reborrowed at any time. The credit agreement included various customary remedies for the lender following an event of default, including the acceleration of repayment of outstanding amounts under line of credit. The line of credit would have matured on November 8, 2023.
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
As of March 31, 2019, the total availability under our Credit Agreement with JPMorgan Chase Bank, N.A. (“CB”) and our lines of credit with financial institutions in Chile and Spain was $127.5 million, of which $110.0 million was used and outstanding as of March 31, 2019. The weighted average interest rate on these lines of credit is approximately 4.3%. These lines of credit are short-term and are used primarily as a source of working capital. The highest balance at any time during the three months ended March 31, 2019, was $110.2 million. We intend to continue to enter into these lines of credit as needed. There is no assurance that these lines of credit or other funding sources will be available to us on acceptable terms, or at all, in the future.
In the second quarter of 2019, we repaid $39.0 million under our Credit Agreement with CB based on changes in our borrowing base calculation which reduced credit available to us. The repayment was made with cash on hand. Currently, we have no availability under our credit agreement with CB.
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
In May 2016, EirGen, our wholly-owned subsidiary, partnered with VFMCRP through a Development and License Agreement for the development and commercialization of Rayaldee in Europe, Canada, Mexico, Australia, South Korea and certain other international markets. The license to VFMCRP potentially covers all therapeutic and prophylactic uses of the product in human patients, provided that initially the license is for the use of the product for the treatment or prevention of SHPT related to patients with CKD and vitamin D insufficiency/deficiency (“VFMCRP Initial Indication”). We have received non-refundable and non-creditable payments of $52 million and are eligible to receive up to an additional $230 million upon the achievement of certain regulatory and sales-based milestones. In addition, we are eligible to receive tiered royalties on sales of the product at percentage rates that range from the mid-teens to the mid-twenties or a minimum royalty, whichever is greater, upon commencement of sales of the product.
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
We are constructing a research, development and manufacturing center in Waterford, Ireland, for which we will incur between $40 million and $50 million for the construction and validation of the facility. Construction of the facility began in the fourth quarter of 2016 with expected completion in 2019. Currently, we plan to fund the project from cash on hand or from third party funding sources that may be available to us. Through March 31, 2019, the cumulative expenditures we incurred to date on the construction of the facility was approximately $38.9 million.
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

We believe that the cash and cash equivalents on hand at March 31, 2019, the amounts available to be borrowed under our lines of credit and the proceeds from the issuance of the 2025 Notes in February 2019 are sufficient to meet our anticipated cash requirements for operations and debt service beyond the next 12 months. We based this estimate on assumptions that may prove to be wrong or are subject to change, and we may be required to use our available cash resources sooner than we currently expect. If we acquire additional assets or companies, accelerate our product development programs or initiate additional clinical trials, we will need additional funds. Our future cash requirements will depend on a number of factors, including our relationship with Pfizer, the commercial success of Rayaldee, BioReference’s financial performance, possible acquisitions, the continued progress of research and development of our product candidates, the timing and outcome of clinical trials and regulatory approvals, the costs involved in preparing, filing, prosecuting, maintaining, defending, and enforcing patent claims and other intellectual property rights, the status of competitive products, the availability of financing, our success in developing markets for our product candidates and results of government investigations, payor claims, and legal proceedings that may arise, including, without limitation class action and derivative litigation to which we are subject, and our ability to obtain insurance coverage for such claims. If we are not able to secure additional funding when needed, we may have to delay, reduce the scope of, or eliminate one or more of our clinical trials or research and development programs or possible acquisitions or reduce our marketing or sales efforts or cease operations.
The following table provides information as of March 31, 2019, with respect to the amounts and timing of our known contractual obligation payments due by period.

Contractual obligations (In thousands)	Remaining nine months ending December 31, 2019	2020	2021	2022	2023	Thereafter	Total
Open purchase orders	$93,287	$146	$17	$—	$—	$—	$93,450
Operating leases	16,011	9,621	6,353	3,611	2,192	1,565	39,353
Finance leases	2,256	2,608	1,901	819	272	201	8,057
2033 Senior Notes, 2025 and 2023 Convertible Notes	—	—	—	—	3,050	197,674	200,724
Deferred payments	5,000	—	—	—	—	—	5,000
Mortgages and other debts payable	1,716	539	504	405	295	245	3,704
Lines of credit	4,723	105,279	—	—	—	—	110,002
Interest commitments	196	2,265	119	83	58	66,611	69,332
Total	$123,189	$120,458	$8,894	$4,918	$5,867	$266,296	$529,622
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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
There were no material changes to our critical accounting policies and estimates described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, that have a material impact to our Condensed Consolidated Financial Statements and related Notes.
RECENT ACCOUNTING PRONOUNCEMENTS
Recently adopted accounting pronouncements.
In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-02, “Leases (Topic 842),” which requires organizations that lease assets with lease terms of more than 12 months to recognize assets and liabilities for the rights and obligations created by those leases on their balance sheets. ASU 2016-02, as amended and codified under Topic 842, requires new qualitative and quantitative disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. As required, we adopted Topic 842 on January 1, 2019 using the modified retrospective approach for all lease arrangements at the beginning or the period of adoption. Results for reporting periods beginning January 1, 2019 are presented under Topic 842, while prior period amounts were not adjusted and continue to be reported in accordance our historic accounting under ASC 840.
For leases that commenced before the effective date of Topic 842, we elected the permitted practical expedients to not reassess the following: (i) whether any expired or existing contracts contain leases (ii) the lease classification for any expired or existing leases and (iii) initial direct costs for any existing leases. We also elected the policy of not recording leases on our Condensed Consolidated Balance Sheet when the leases have a term of 12 months or less and we elected not to separate nonlease components from lease components and instead account for each separate lease component and the nonlease components associated with that lease component as a single lease component.
The adoption of Topic 842 resulted in the recognition of operating lease liabilities of approximately $33.7 million and operating lease right-to-use assets of approximately $33.3 million as of March 31, 2019, primarily related to operating leases for our diagnostic facilities, based on the present value of lease payments over the lease term. There was no cumulative-effect adjustment to beginning Accumulated deficit on the Condensed Consolidated Balance Sheet. The accounting for our finance leases remains substantially unchanged, as finance lease liabilities and their corresponding right-to-use assets were already recorded on the Condensed Consolidated Balance Sheet under the previous guidance. The adoption of Topic 842 did not have a significant effect on our results of operations or cash flows. Refer to Note 15 for additional disclosures required by Topic 842.
In February 2018, the FASB issued ASU No. 2018-02, "Income Statement-Reporting Comprehensive Income (Topic 220)." This standard provides an option to reclassify stranded tax effects within accumulated other comprehensive loss to retained earnings due to the U.S. federal corporate income tax rate change in the Tax Cuts and Jobs Act of 2017. This standard is effective for interim and annual reporting periods beginning after December 15, 2018. We adopted this standard effective January 1, 2019 with the election not to reclassify immaterial amounts of stranded tax effects from accumulated other comprehensive loss to retained earnings.
In June 2018, the FASB issued ASU No. 2018-07, “Compensation - Stock Compensation (Topic 718),” which expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from non-employees. The adoption of ASU 2018-07 on January 1, 2019, did not have a significant impact on our Condensed Consolidated Financial Statements.
Pending accounting pronouncements.
In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” which amends the impairment model by requiring entities to use a forward-looking approach based on expected losses rather than incurred losses to estimate credit losses on certain types of financial instruments, including trade receivables. This may result in the earlier recognition of allowances for losses. The ASU is effective for public entities for fiscal years beginning after December 15, 2019, with early adoption permitted. We are currently evaluating the impact of this new guidance on our Condensed Consolidated Financial Statements.

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
At March 31, 2019, we had cash and cash equivalents of $207.3 million. The weighted average interest rate related to our cash and cash equivalents for the three months ended March 31, 2019 was less than 1%. As of March 31, 2019, the principal outstanding balance under our Credit Agreement with JPMorgan Chase Bank, N.A. and our Chilean and Spanish lines of credit was $110.0 million in the aggregate at a weighted average interest rate of approximately 4.3%.
Our $3.1 million aggregate principal amount of our 2033 Senior Notes has a fixed interest rate of 3%, our $55.0 million aggregate principal amount of our 2023 Convertible Notes has a fixed interest rate of 5%, and our $200.0 million aggregate principal amount of the 2025 Notes has a fixed interest rate of 4.50%, and therefore are not subject to fluctuations in market interest rates.
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

Item 4. Controls and Procedures
Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, management concluded that our disclosure controls and procedures were effective as of March 31, 2019.
Changes to the Company’s Internal Control Over Financial Reporting
We have implemented new controls as part of our effort to adopt Accounting Standards Update (“ASU”) No. 2016-02, “Leases (Topic 842)”. The adoption of the ASU required the implementation of new accounting processes which necessitated changes to our internal controls over financial reporting.
These changes to the Company’s internal control over financial reporting that occurred since the beginning of 2019 have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings

We are, from time to time, party to various legal proceedings arising out of our business. During the reporting period, except as set forth below, there have been no material changes to the description of legal proceedings set forth in our Annual Report on Form 10-K for the year ended December 31, 2018 (the “Annual Report”). The following should be read in conjunction with the information provided in Part I, Item 3 of our Annual Report.

As previously disclosed, on September 7, 2018, the Securities and Exchange Commission (“SEC”) filed a lawsuit in the Southern District of New York (the “SEC Complaint”) against a number of individuals and entities, including the Company and its CEO and Chairman, Phillip Frost (“Dr. Frost”). On December 27, 2018, the Company announced that the Company and Dr. Frost entered into no admit/no deny settlement agreements with the SEC, resolving the SEC Complaint. The settlement was approved by the Court in January 2019.

Following the SEC’s announcement of the SEC Complaint, a number of class actions and derivative suits were filed concerning the allegations in the SEC Complaint and related matters.

On February 4, 2019, the United States District Court for the District of New Jersey appointed the Amitim Funds as lead plaintiff in the class action suit involving Jason Kerznowski and that matter was transferred to the United States District Court for the Southern District of Florida. Amitim Funds was also appointed as lead plaintiff in the Charles Steinberg class action. The other class action lawsuits were either administratively stayed and closed, or voluntarily dismissed. On May 3, 2019, plaintiffs in each of the Kerznowski and Steinberg matters, filed an amended class action complaint. Motions to consolidate these actions are pending before the court.

With regard to the pending derivative lawsuits, the Company’s officers and directors are seeking to have the various actions stayed, or in some cases, appealing the denial of motions to stay, pending resolution of the class action complaints. The Company believes the claims set forth in the amended class action complaints and derivative actions are without merit.

On or around April 8, 2019, MabVax Therapeutics Holdings, Inc. filed a lawsuit in the Superior Court of California, County of San Diego against a number of individuals and entities, including the Company, Dr. Frost, Steven Rubin, the Company’s Executive Vice President-Administration, and an entity affiliated with Dr. Frost, based on the allegations raised in the SEC Complaint. The lawsuit seeks an award for actual and punitive damages, pre- and post-judgment interest; that the defendants be required to make full disclosure and accounting of their interests and transactions in plaintiff’s securities; costs of the suit, reasonable attorney’s fees; and such other legal and equitable relief as the Court may deem proper under the circumstances. The Company believes the allegations against the Company, Dr. Frost and Mr. Rubin are without merit and intends to vigorously defend against the claims.

As previously reported, in April 2017, the Civil Division of the U. S. Attorney’s Office for the Southern District of New York (the “SDNY”) informed BioReference that it believes that, from 2006 to the present, BioReference had, in violation of the False Claims Act, improperly billed Medicare and TRICARE (both are federal government health care programs) for clinical laboratory services provided to hospital inpatient beneficiaries at certain hospitals. In April 2019, the SDNY also informed BioReference that it believes that BioReference provided physicians subsidies for electronic health record systems prior to 2012 that violated regulations adopted by HHS in 2006 which allowed laboratories to provide these donations under certain conditions. BioReference is reviewing and assessing the allegations made by the SDNY. While management cannot predict the outcome of these matters at this time, the ultimate outcome could be material to our business, financial condition, results of operations, and cash flows.

On April 5, 2019, former shareholders of Claros Diagnostics, Inc. filed a complaint in the Chancery Court of Delaware against the Company, alleging among other things, that the Company breached the Agreement and Plan of Merger dated October 13, 2011 by and among OPKO, Claros Merger Subsidiary, LLC and Claros Diagnostics, Inc. (the “Merger Agreement”): (i) by failing to make a milestone payment of $2.375 million (payable in OPKO Common Stock) upon obtaining FDA approval of the Claros PSA test; and (ii) OPKO repudiated its obligations to make additional future milestone payments as required under the Merger Agreement. OPKO believes the allegations are without merit and plans to vigorously defend against the lawsuit.

Item 1A. Risk Factors

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not Applicable.
Item 5. Other Information

None.

Item 6. Exhibits

Exhibit 3.1(1)	Amended and Restated Certificate of Incorporation.
Exhibit 3.2(2)	Amended and Restated By-Laws.
Exhibit 3.3(3)	Certificate of Designation of Series D Preferred Stock.
Exhibit 4.3(4)	Indenture, dated as of January 30, 2013, between OPKO Health, Inc. and Wells Fargo Bank, National Association.
Exhibit 4.4(5)	Base Indenture related to the 4.50% Convertible Senior Notes due 2025, dated as of February 7, 2019, by and between OPKO Health, Inc. and U.S. Bank National Association, as trustee.
Exhibit 4.5(5)	Supplemental Indenture related to the 4.50% Convertible Senior Notes due 2025, dated as of February 7, 2019, by and between OPKO Health, Inc. and U.S. Bank National Association, as trustee.
Exhibit 10.1*	Amendment No. 8 to Credit Agreement by and between BioReference Laboratories, Inc. and certain of its subsidiaries, and JPMorgan Chase, N.A. dated February 26, 2019.
Exhibit 31.1
Certification by Phillip Frost, Chief Executive Officer, pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended March 31, 2019.

Exhibit 31.2
Certification by Adam Logal, Chief Financial Officer, pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended March 31, 2019.

Exhibit 32.1
Certification by Phillip Frost, Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended March 31, 2019.

Exhibit 32.2
Certification by Adam Logal, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended March 31, 2019.

Exhibit 101.INS	XBRL Instance Document
Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document
Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document
Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
*Filed herewith.

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

Date: May 7, 2019	OPKO Health, Inc.

/s/ Adam Logal
Adam Logal
Senior Vice President, Chief Financial Officer,
Chief Accounting Officer and Treasurer