Form 10-Q
period 2019-06-30
Opko Health, Inc.
filed 2019-08-07
CIK 944809

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019.
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to                     .
Commission file number 001-33528

OPKO Health, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	75-2402409
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

4400 Biscayne Blvd.
Miami	FL	33137
(Address of Principal Executive Offices) (Zip Code)

(305)	575-4100
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock	OPK	NASDAQ Global Select Market

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

As of July 30, 2019, the registrant had 615,601,045 shares of Common Stock outstanding.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains “forward-looking statements,” as that term is defined under the Private Securities Litigation Reform Act of 1995 (“PSLRA”), Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements include statements about our expectations, beliefs or intentions regarding our product development efforts, business, financial condition, results of operations, strategies or prospects. You can identify forward-looking statements by the fact that these statements do not relate strictly to historical or current matters. Rather, forward-looking statements relate to anticipated or expected events, activities, trends or results as of the date they are made. Because forward-looking statements relate to matters that have not yet occurred, these statements are inherently subject to risks and uncertainties that could cause our actual results to differ materially from any future results expressed or implied by the forward-looking statements. Many factors could cause our actual activities or results to differ materially from the activities and results anticipated in forward-looking statements. These factors include those described below and in “Item 1A-Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2018 and this Quarterly Report on Form 10-Q, and described from time to time in our other reports filed with the Securities and Exchange Commission (“SEC”). We do not undertake any obligation to update forward-looking statements, except to the extent required by applicable law. We intend that all forward-looking statements be subject to the safe-harbor provisions of the PSLRA. These forward-looking statements are only predictions and reflect our views as of the date they are made with respect to future events and financial performance.

Risks and uncertainties, the occurrence of which could adversely affect our business and could cause our actual results to differ materially from any future results expressed or implied in forward-looking statements include the following:

•	we have a history of losses and may not generate sustained positive cash flow sufficient to fund our operations and research and development programs;

•	our need for, and ability to obtain, additional financing when needed on favorable terms, or at all;

•
adverse results in material litigation matters or governmental investigations, including, without limitation, recent lawsuits against the Company and its Chairman and Chief Executive Officer by the SEC, as well as related class action and derivative lawsuits;

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

•	the performance of our third-party distribution partners, licensees and manufacturers over which we have limited control;

•	our success is dependent on the involvement and continued efforts of our Chairman and Chief Executive Officer;

•	integration challenges for Transition Therapeutics, BioReference, EirGen and other acquired businesses;

•	availability of insurance coverage with respect to material litigation matters;

•	changes in regulation and policies in the United States (“U.S.”) and other countries, including increasing downward pressure on healthcare reimbursement;

•	our ability to manage our growth and our expanded operations;

•	increased competition, including price competition;

•	changing relationships with payors, including the various state and multi-state Blues programs, suppliers and strategic partners;

•	efforts by third-party payors to reduce utilization and reimbursement for clinical testing services;

•	our ability to maintain reimbursement coverage for our products and services, including the 4Kscore test;

•	failure to timely or accurately bill and collect for our services;

•	failure in our information technology systems or those of our third party vendors, including cybersecurity attacks or other data security or privacy incidents;

•	failure to obtain and retain new clients and business partners, or a reduction in tests ordered or specimens submitted by existing clients;

•	failure to establish, and perform to, appropriate quality standards to assure that the highest level of quality is observed in the performance of our testing services;

•	failure to maintain the security of patient-related information;

•	our ability to obtain and maintain intellectual property protection for our products;

•	our ability to defend our intellectual property rights with respect to our products;

•	our ability to operate our business without infringing the intellectual property rights of others;

•	our ability to attract and retain key scientific and management personnel;

•	failure to obtain and maintain regulatory approval outside the U.S.;

•	legal, economic, political, regulatory, currency exchange, and other risks associated with international operations; and

•	our ability to finance and successfully complete construction of a research, development and manufacturing center in Waterford, Ireland.

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

OPKO Health, Inc. and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share and per share data)

	June 30, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$111,115	$96,473
Accounts receivable, net	148,287	143,907
Inventory, net	48,293	42,299
Other current assets and prepaid expenses	36,533	35,052
Total current assets	344,228	317,731
Property, plant and equipment, net	137,106	144,674
Intangible assets, net	581,306	614,452
In-process research and development	635,569	635,572
Goodwill	699,842	700,193
Investments	24,767	31,228
Operating lease right-of-use assets	29,640	—
Other assets	3,770	7,222
Total assets	$2,456,228	$2,451,072
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$60,376	$47,395
Accrued expenses	198,382	203,513
Current maturities of operating leases	13,376	—
Current portion of convertible notes	—	31,562
Current portion of lines of credit and notes payable	11,240	5,851
Total current liabilities	283,374	288,321
Operating lease liabilities	16,673	—
Convertible notes	206,165	57,299
Deferred tax liabilities, net	113,334	115,193
Other long-term liabilities, principally contract liabilities, contingent consideration and line of credit	127,751	198,968
Total long-term liabilities	463,923	371,460
Total liabilities	747,297	659,781
Equity:
Common Stock - $0.01 par value, 1,000,000,000 and 750,000,000 shares authorized at June 30, 2019 and December 31, 2018, respectively; 616,150,952 and 586,881,720 shares issued at June 30, 2019 and December 31, 2018, respectively	6,162	5,869
Treasury Stock - 549,907 and 549,907 shares at June 30, 2019 and December 31, 2018, respectively	(1,791)	(1,791)
Additional paid-in capital	3,061,631	3,004,422
Accumulated other comprehensive loss	(20,351)	(20,131)
Accumulated deficit	(1,336,720)	(1,197,078)
Total shareholders’ equity	1,708,931	1,791,291
Total liabilities and equity	$2,456,228	$2,451,072

OPKO Health, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except share and per share data)

	For the three months ended June 30,		For the six months ended June 30,
	2019	2018	2019	2018
Revenues:
Revenue from services	$178,458	$216,055	$357,349	$427,369
Revenue from products	28,680	28,523	53,981	56,374
Revenue from transfer of intellectual property and other	19,230	19,107	37,490	34,855
Total revenues	226,368	263,685	448,820	518,598
Costs and expenses:
Cost of service revenue	130,078	134,408	259,981	273,849
Cost of product revenue	14,145	15,652	28,300	30,300
Selling, general and administrative	88,475	87,653	183,633	179,172
Research and development	28,286	29,211	64,816	62,097
Contingent consideration	(3,775)	(15,358)	1,031	(13,599)
Amortization of intangible assets	16,419	17,227	32,981	34,498
Asset impairment charges	—	—	655	—
Total costs and expenses	273,628	268,793	571,397	566,317
Operating loss	(47,260)	(5,108)	(122,577)	(47,719)
Other income and (expense), net:
Interest income	572	27	1,127	67
Interest expense	(5,501)	(2,722)	(10,257)	(4,989)
Fair value changes of derivative instruments, net	(388)	2,248	27	3,644
Other income, net	(5,874)	8,584	(4,897)	10,477
Other income and (expense), net	(11,191)	8,137	(14,000)	9,199
Income (loss) before income taxes and investment losses	(58,451)	3,029	(136,577)	(38,520)
Income tax provision	(1,084)	(2,017)	(1,866)	(1,126)
Net income (loss) before investment losses	(59,535)	1,012	(138,443)	(39,646)
Loss from investments in investees	(271)	(7,213)	(2,125)	(9,669)
Net loss	$(59,806)	$(6,201)	$(140,568)	$(49,315)
Loss per share, basic and diluted:
Loss per share	$(0.10)	$(0.01)	$(0.24)	$(0.09)
Weighted average common shares outstanding, basic and diluted	586,351,045	559,541,253	586,347,645	559,507,732

The accompanying unaudited Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

OPKO Health, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)
(In thousands)

	For the three months ended June 30,		For the six months ended June 30,
	2019	2018	2019	2018
Net loss	$(59,806)	$(6,201)	$(140,568)	$(49,315)
Other comprehensive income (loss), net of tax:
Change in foreign currency translation and other comprehensive income (loss)	2,878	(12,465)	(220)	(7,600)
Investments:
Reclassification adjustment due to adoption of ASU 2016-01	—	—	—	(4,876)
Comprehensive loss	$(56,928)	$(18,666)	$(140,788)	$(61,791)

The accompanying unaudited Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
(In thousands, except share and per share data)
For the three and six months ended June 30, 2019

	Common Stock		Treasury		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Shares	Dollars	Shares	Dollars
Balance at March 31, 2019	616,150,952	$6,162	(549,907)	$(1,791)	$3,058,509	$(23,229)	$(1,276,914)	$1,762,737
Equity-based compensation expense	—	—	—	—	3,122	—	—	3,122
Exercise of Common Stock options and warrants	—	—	—	—	—	—	—	—
Adoption of ASU 2018-07	—	—	—	—	—	—	—	—
2025 convertible notes including share lending arrangement	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	(59,806)	(59,806)
Other comprehensive loss	—	—	—	—	—	2,878	—	2,878
Balance at June 30, 2019	616,150,952	$6,162	(549,907)	$(1,791)	$3,061,631	$(20,351)	$(1,336,720)	$1,708,931

	Common Stock		Treasury		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Shares	Dollars	Shares	Dollars
Balance at December 31, 2018	586,881,720	$5,869	(549,907)	$(1,791)	$3,004,422	$(20,131)	$(1,197,078)	$1,791,291
Equity-based compensation expense	—	—	—	—	7,579	—	—	7,579
Exercise of Common Stock options and warrants	19,232	—	—	—	(3)	—	—	(3)
Adoption of ASU 2018-07	—	—	—	—	(926)	—	926	—
2025 convertible notes including share lending arrangement	29,250,000	293	—	—	50,559	—	—	50,852
Net loss	—	—	—	—	—	—	(140,568)	(140,568)
Other comprehensive loss	—	—	—	—	—	(220)	—	(220)
Balance at June 30, 2019	616,150,952	$6,162	(549,907)	$(1,791)	$3,061,631	$(20,351)	$(1,336,720)	$1,708,931

The accompanying unaudited Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
(In thousands, except share and per share data)
For the three and six months ended June 30, 2018

	Common Stock		Treasury		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Shares	Dollars	Shares	Dollars
Balance at March 31, 2018	560,023,745	$5,600	(549,907)	$(1,791)	$2,895,192	$(539)	$(1,087,152)	$1,811,310
Equity-based compensation expense	—	—	—	—	5,578	—	—	5,578
Exercise of Common Stock options and warrants	145,677	2	—	—	316	—	—	318
Adoption of ASU 2016-01	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	(6,201)	(6,201)
Other comprehensive loss	—	—	—	—	—	(12,465)	—	(12,465)
Balance at June 30, 2018	560,169,422	$5,602	(549,907)	$(1,791)	$2,901,086	$(13,004)	$(1,093,353)	$1,798,540

	Common Stock		Treasury		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Shares	Dollars	Shares	Dollars
Balance at December 31, 2017	560,023,745	$5,600	(549,907)	$(1,791)	$2,889,256	$(528)	$(1,048,914)	$1,843,623
Equity-based compensation expense	—	—	—	—	11,514	—	—	11,514
Exercise of Common Stock options and warrants	145,677	2	—	—	316	—	—	318
Adoption of ASU 2016-01	—	—	—	—	—	(4,876)	4,876	—
Net loss	—	—	—	—	—	—	(49,315)	(49,315)
Other comprehensive loss	—	—	—	—	—	(7,600)	—	(7,600)
Balance at June 30, 2018	560,169,422	$5,602	(549,907)	$(1,791)	$2,901,086	$(13,004)	$(1,093,353)	$1,798,540

The accompanying unaudited Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

OPKO Health, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	For the six months ended June 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(140,568)	$(49,315)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	47,477	49,518
Non-cash interest	2,868	2,198
Amortization of deferred financing costs	308	99
Losses from investments in investees	2,125	9,669
Equity-based compensation – employees and non-employees	7,579	11,514
Loss (gain) on disposal of fixed assets	220	(495)
Change in fair value of equity securities and derivative instruments	5,431	(14,819)
Change in fair value of contingent consideration	1,031	(13,599)
Impairment of assets	655	—
Deferred income tax (benefit) provision	168	(2,026)
Changes in assets and liabilities, net of the effects of acquisitions:
Accounts receivable, net	(4,398)	12,440
Inventory, net	(6,225)	894
Other current assets and prepaid expenses	2,476	(3,730)
Other assets	136	(146)
Accounts payable	12,887	(8,092)
Foreign currency measurement	131	(77)
Contract liabilities	(37,015)	(30,812)
Accrued expenses and other liabilities	2,095	(15,820)
Net cash used in operating activities	(102,619)	(52,599)
Cash flows from investing activities:
Investments in investees	(1,200)	(1,000)
Proceeds from sale of equity securities	—	1,286
Proceeds from the sale of property, plant and equipment	309	840
Capital expenditures	(6,432)	(12,792)
Net cash used in investing activities	(7,323)	(11,666)
Cash flows from financing activities:
Issuance of convertible notes, including to related parties	200,293	55,000
Debt issuance costs	(7,762)	—
Proceeds from the exercise of Common Stock options and warrants	(3)	318
Borrowings on lines of credit	39,695	18,817
Repayments of lines of credit	(78,824)	(20,924)
Redemption of 2033 Senior Notes	(28,800)	—
Net cash provided by financing activities	124,599	53,211
Effect of exchange rate changes on cash and cash equivalents	(15)	(64)
Net increase (decrease) in cash and cash equivalents	14,642	(11,118)
Cash and cash equivalents at beginning of period	96,473	91,499
Cash and cash equivalents at end of period	$111,115	$80,381
SUPPLEMENTAL INFORMATION:
Interest paid	$5,411	$785
Income taxes paid, net of refunds	$2,132	$5,251
Operating lease right-of-use assets due to adoption of ASU No. 2016-02	$29,640	$—
Operating lease liabilities due to adoption of ASU No. 2016-02	$30,049	$—
Non-cash financing:
Shares issued upon the conversion of:
Common Stock options and warrants, surrendered in net exercise	$20	$806

The accompanying unaudited Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

OPKO Health, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
NOTE 1 BUSINESS AND ORGANIZATION
We are a diversified healthcare company that seeks to establish industry-leading positions in large and rapidly growing medical markets. Our diagnostics business includes BioReference Laboratories, Inc. (“BioReference”), the nation’s third-largest clinical laboratory with a core genetic testing business and an almost 300-person sales and marketing team focused on driving growth and leveraging new products, including the 4Kscore prostate cancer test. Our pharmaceutical business features Rayaldee, an FDA-approved treatment for secondary hyperparathyroidism (“SHPT”) in adults with stage 3 or 4 chronic kidney disease (“CKD”) and vitamin D insufficiency (launched in November 2016); OPK88004, a selective androgen receptor modulator which we are exploring for various potential indications; and OPK88003, a once or twice weekly oxyntomodulin for type 2 diabetes and obesity which is a clinically advanced drug candidate among the new class of GLP-1 glucagon receptor dual agonists (phase 2b). Our pharmaceutical business also features hGH-CTP, a once-weekly human growth hormone injection (in phase 3 and partnered with Pfizer). We are incorporated in Delaware and our principal executive offices are located in leased offices in Miami, Florida.
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

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of presentation. The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring adjustments or otherwise disclosed herein) considered necessary to present fairly the Company’s results of operations, financial position and cash flows have been made. The results of operations and cash flows for the three and six months ended June 30, 2019 are not necessarily indicative of the results of operations and cash flows that may be reported for the remainder of 2019 or any other future periods. The unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2018.
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
Inventories. Inventories are valued at the lower of cost and net realizable value. Cost is determined by the first-in, first-out method. We consider such factors as the amount of inventory on hand, estimated time required to sell such inventories, remaining shelf-life, and current market conditions to determine whether inventories are stated at the lower of cost and net realizable value. Inventories at our diagnostics segment consist primarily of purchased laboratory supplies, which is used in our testing laboratories. Inventory obsolescence expense for the six months ended June 30, 2019 and 2018 was $1.3 million and $1.2 million, respectively.
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
Goodwill and intangible assets. Goodwill represents the difference between the purchase price and the estimated fair value of the net assets acquired accounted for by the acquisition method of accounting. Refer to Note 4. Goodwill, in-process research and development (“IPR&D”) and other intangible assets acquired in business combinations, licensing and other transactions at June 30, 2019 and December 31, 2018 was $1.9 billion and $2.0 billion, respectively.
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
Estimating the fair value of a reporting unit for goodwill impairment is highly sensitive to changes in projections and assumptions; therefore, in some instances, changes in these assumptions could potentially lead to impairment. We perform sensitivity analyses around our assumptions in order to assess the reasonableness of the assumptions and the results of our testing. Ultimately, future potential changes in these assumptions may impact the estimated fair value of a reporting unit and cause the fair value of the reporting unit to be below its carrying value.
We believe that our estimates are consistent with assumptions that marketplace participants would use in their estimates of fair value. However, if actual results are not consistent with our estimates and assumptions, we may be exposed to an impairment charge that could be material. For the three and six months periods ending June 30, 2019, the results of operations of our BioReference reporting unit were below management’s forecast of expected cash flows due to a change in reimbursement coverage for our 4Kscore test and other market factors. If we are unable to obtain appropriate reimbursement for our 4Kscore test and experience sustained declines in operating results versus forecast, our estimates of the fair value of the BioReference reporting unit may change. If the fair value of the reporting unit falls below carrying value, we would record impairment of goodwill at BioReference and such impairment could be significant.
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
The cost and duration of the development project for hGH-CTP have exceeded our original estimates and will result in additional expenses beyond our estimates and the agreed development cap. If we are unable to reach an agreement with Pfizer regarding cost sharing for overruns, as well as other obligations, including development obligations, it could have a material adverse impact on the expected benefits of the Pfizer transaction. If we are unable to successfully develop hGH-CTP, or if changes in projections and assumptions negatively impact our forecast of net cash flows, then we may be exposed to a material impairment charge related to the IPR&D for hGH-CTP.
We amortize intangible assets with definite lives on a straight-line basis over their estimated useful lives, ranging from 3 to 20 years. We use the straight-line method of amortization as there is no reliably determinable pattern in which the economic benefits of our intangible assets are consumed or otherwise used up. Amortization expense was $33.0 million and $34.5 million for the six months ended June 30, 2019 and 2018, respectively.
Fair value measurements. The carrying amounts of our cash and cash equivalents, accounts receivable, accounts payable and short-term debt approximate their fair value due to the short-term maturities of these instruments. Investments that are considered equity securities as of June 30, 2019 and December 31, 2018 are predominately carried at fair value. Our debt under our credit agreement with JPMorgan Chase Bank, N.A. approximates fair value due to the variable rate of interest.
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
Derivative financial instruments. We record derivative financial instruments on our Condensed Consolidated Balance Sheet at their fair value and recognize the changes in the fair value in our Condensed Consolidated Statement of Operations when they occur, the only exception being derivatives that qualify as hedges. For the derivative instrument to qualify as a hedge, we are required to meet strict hedge effectiveness and contemporaneous documentation requirements at the initiation of the hedge and assess the hedge effectiveness on an ongoing basis over the life of the hedge. At June 30, 2019 and December 31, 2018, our foreign currency forward contracts held to economically hedge inventory purchases did not meet the documentation requirements to be designated as hedges. Accordingly, we recognize all changes in the fair values of our derivatives instruments, net, in our Condensed Consolidated Statement of Operations. Refer to Note 9.
Property, plant and equipment. Property, plant and equipment are recorded at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets and includes amortization expense for assets capitalized under finance leases. The estimated useful lives by asset class are as follows: software - 3 years, machinery, medical and other equipment - 5-8 years, furniture and fixtures - 5-12 years, leasehold improvements - the lesser of their useful life or the lease term, buildings and improvements - 10-40 years, and automobiles - 3-5 years. Expenditures for repairs and maintenance are charged to expense as incurred. Depreciation expense was $14.5 million and $15.0 million for the six months ended June 30, 2019 and 2018, respectively. Assets held under finance leases are included within Property, plant and equipment, net in our

Condensed Consolidated Balance Sheet and are amortized over the shorter of their useful lives or the expected term of their related leases.
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
We operate in various countries and tax jurisdictions globally.  For interim reporting purposes, we record income taxes based on the expected effective income tax rate, taking into consideration year to date and global forecasted tax results.  For the three and six months ended June 30, 2019, the tax rate differed from the U.S. federal statutory rate of 21% primarily due to the valuation allowance against certain U.S. and non-U.S. deferred tax assets, the relative mix in earnings and losses in the U.S. versus foreign tax jurisdictions, and the impact of certain discrete tax events and operating results in tax jurisdictions which do not result in a tax benefit.
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
While we have receivables due from federal and state governmental agencies, we do not believe that such receivables represent a credit risk because the related healthcare programs are funded by federal and state governments, and payment is primarily dependent upon submitting appropriate documentation. At June 30, 2019 and December 31, 2018, receivable balances (net of contractual adjustments) from Medicare and Medicaid were 9.6% and 7.4%, respectively, of our consolidated Accounts receivable, net.
The portion of our accounts receivable due from individual patients comprises the largest portion of credit risk. At June 30, 2019 and December 31, 2018, receivables due from patients represented approximately 2.0% and 2.9%, respectively, of our consolidated Accounts receivable, net.
We assess the collectability of accounts receivable balances by considering factors such as historical collection experience, customer credit worthiness, the age of accounts receivable balances, regulatory changes and current economic conditions and trends that may affect a customer’s ability to pay. Actual results could differ from those estimates. Our reported net loss is directly affected by our estimate of the collectability of accounts receivable. The allowance for doubtful accounts was $2.1 million and $1.8 million at June 30, 2019 and December 31, 2018, respectively. The provision for bad debts for the six months ended June 30, 2019 and 2018 was $0.2 million and $0.2 million, respectively.
Equity-based compensation. We measure the cost of services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is recognized in the Condensed Consolidated Statement of Operations over the period during which an employee is required to provide service in exchange for the award. We record excess tax benefits realized from the exercise of stock options as cash flows from operations. During the six months ended June 30, 2019 and 2018, we recorded $7.6 million and $11.5 million, respectively, of equity-based compensation expense.
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
Segment reporting. Our chief operating decision-maker (“CODM”) is Phillip Frost, M.D., our Chairman and Chief Executive Officer. Our CODM reviews our operating results and operating plans and makes resource allocation decisions on a Company-wide or aggregate basis. We manage our operations in two reportable segments, pharmaceutical and diagnostics. The pharmaceutical segment consists of our pharmaceutical operations in Chile, Mexico, Ireland, Israel and Spain, Rayaldee product sales and our pharmaceutical research and development. The diagnostics segment primarily consists of clinical laboratory operations through BioReference and point-of-care operations. There are no significant inter-segment sales. We evaluate the performance of each segment based on operating profit or loss. There is no inter-segment allocation of interest expense and income taxes. Refer to Note 14.
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

NOTE 3 EARNINGS (LOSS) PER SHARE
Basic loss per share is computed by dividing our net loss by the weighted average number of shares of our common stock par value $0.01 per share (“Common Stock”) outstanding during the period. Shares of Common Stock outstanding under the share lending arrangement entered into in conjunction with the 2025 Notes (as defined in Note 6) are excluded from the calculation of basic and diluted earnings per share because the share lending arrangement and the borrower of the shares is required to refund any dividends paid on the shares lent. Refer to Note 6. For diluted earnings per share, the dilutive impact of stock options and warrants is determined by applying the “treasury stock” method. The dilutive impact of the 2033 Senior Notes, the 2023 Convertible Notes and the 2025 Notes (each, as defined herein and as discussed in Note 6) has been considered using the “if converted” method. In the periods in which their effect would be antidilutive, no effect is given to outstanding options, warrants or the potentially dilutive shares issuable pursuant to the 2033 Senior Notes, the 2023 Convertible Notes and the 2025 Notes in the dilutive computation.
A total of 68,933,402 and 61,760,134 potential shares of Common Stock have been excluded from the calculation of diluted net loss per share for the three and six months ended June 30, 2019, respectively, because their inclusion would be antidilutive. A full presentation of diluted earnings per share has not been provided because the required adjustments to the numerator and denominator resulted in diluted earnings per share equivalent to basic earnings per share.
During the three months ended June 30, 2019, no Common Stock options and Common Stock warrants to purchase shares of our Common Stock were exercised, resulting in the issuance of no shares of Common Stock.
During the six months ended June 30, 2019, 24,877 Common Stock options and Common Stock warrants to purchase shares of our Common Stock were exercised, resulting in the issuance of 19,232 shares of Common Stock. Of the 24,877 Common Stock options and Common Stock warrants exercised, 5,645 shares of Common Stock were surrendered in lieu of a cash payment via the net exercise feature of the agreements.
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

NOTE 4 COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS

(In thousands)	June 30, 2019	December 31, 2018
Accounts receivable, net:
Accounts receivable	$150,414	$145,665
Less: allowance for doubtful accounts	(2,127)	(1,758)
	$148,287	$143,907
Inventories, net:
Consumable supplies	$22,008	$23,264
Finished products	21,481	15,259
Work in-process	3,096	2,473
Raw materials	4,741	4,259
Less: inventory reserve	(3,033)	(2,956)
	$48,293	$42,299
Other current assets and prepaid expenses:
Taxes recoverable	18,176	15,708
Other receivables	661	2,368
Prepaid supplies	10,584	9,693
Prepaid insurance	3,878	3,436
Other	3,234	3,847
	$36,533	$35,052
Intangible assets, net:
Customer relationships	$446,144	$446,296
Technologies	340,702	340,729
Trade names	50,420	50,404
Licenses	5,766	5,766
Covenants not to compete	16,321	16,322
Product registrations	8,016	7,861
Other	5,586	5,613
Less: accumulated amortization	(291,649)	(258,539)
	$581,306	$614,452
Accrued expenses:
Contract liabilities	$50,388	$63,503
Employee benefits	39,453	45,621
Clinical trials	9,936	10,401
Contingent consideration	5,387	2,375
Finance leases short-term	3,031	3,280
Milestone payment	4,968	4,871
Professional fees	3,317	7,935
Other	81,902	65,527
	$198,382	$203,513

(In thousands)	June 30, 2019	December 31, 2018
Other long-term liabilities:
Contract liabilities	$3,665	$27,566
Line of credit	65,112	105,198
Contingent consideration	20,181	22,162
Mortgages and other debts payable	4,500	4,654
Finance leases long-term	4,650	5,620
Other	29,643	33,768
	$127,751	$198,968

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
The changes in value of the intangible assets and goodwill during the six months ended June 30, 2019 were primarily due to foreign currency fluctuations between the Chilean Peso, the Euro and the Shekel against the U.S. dollar.
The following table summarizes the changes in Goodwill during the six months ended June 30, 2019.

	2019
(In thousands)	Balance at January 1	Foreign exchange and other	Balance at June 30th
Pharmaceuticals
CURNA	$4,827	$—	$4,827
EirGen	85,245	(551)	84,694
FineTech	—	—	—
OPKO Chile	4,614	112	4,726
OPKO Biologics	139,784	—	139,784
OPKO Health Europe	7,545	(49)	7,496
OPKO Renal	2,069	—	2,069
Transition Therapeutics	3,323	137	3,460

Diagnostics
BioReference	401,821	—	401,821
OPKO Diagnostics	17,977	—	17,977
OPKO Lab	32,988	—	32,988
	$700,193	$(351)	$699,842

NOTE 5 INVESTMENTS
Investments
The following table reflects the accounting method, carrying value and underlying equity in net assets of our unconsolidated investments as of June 30, 2019:

(in thousands)
Investment type	Investment Carrying Value	Underlying Equity in Net Assets
Equity method investments	$1,975	$10,616
Variable interest entity, equity method	1,010	—
Equity securities	20,856
Equity securities with no readily determinable fair value	438
Warrants and options	488
Total carrying value of investments	$24,767
Equity method investments
Our equity method investments consist of investments in Pharmsynthez (ownership 9%), Cocrystal Pharma, Inc. (“COCP”) (8%), Non-Invasive Monitoring Systems, Inc. (“NIMS”) (1%), Neovasc, Inc. (“Neovasc”) (5%), InCellDx, Inc. (“InCellDx”) (29%), BioCardia, Inc. (“BioCardia”) (5%), and Xenetic Biosciences, Inc. (“Xenetic”) (4%). The total assets, liabilities, and net losses of our equity method investees as of and for the six months ended June 30, 2019 were $183.7 million, $51.9 million, and $23.3 million, respectively. We have determined that we and/or our related parties can significantly influence the success of our equity method investments through our board representation and/or voting power. Accordingly, we account for our investment in these entities under the equity method and record our proportionate share of their losses in Loss from investments in investees in our Condensed Consolidated Statement of Operations. The aggregate value of our equity method investments based on the quoted market price of their respective shares of common stock and the number of shares held by us as of June 30, 2019, was $12.5 million.
Equity Securities
Our equity securities consist of investments in Phio Pharmaceuticals (“Phio”) (ownership 0.2%), VBI Vaccines Inc. (“VBI”) (7%), ChromaDex Corporation (“ChromaDex”) (0.1%), MabVax Therapeutics Holdings, Inc. (“MabVax”) (1%), and Eloxx Pharmaceuticals, Inc. (“Eloxx”) (4%). We have determined that our ownership, along with that of our related parties, does not provide us with significant influence over the operations of these investments. Accordingly, we account for our investment in these entities as equity securities, and we record changes in the fair value of these investments in Other income (expense) each reporting period when they have readily determinable fair value. Equity securities without a readily determinable fair value are adjusted to fair value when an observable price change can be identified. Net gains and losses on our equity securities for the six months ended June 30, 2019 are as follows:

(in thousands)
Equity Securities	For the six months ended June 30, 2019
Net gains and losses recognized during the period on equity securities	$(5,458)
Less: Net gains and losses realized during the period on equity securities	—
Unrealized net gains recognized during the period on equity securities still held at the reporting date	$(5,458)

Sales of investments
Gains (losses) included in earnings from sales of our investments are recorded in Other income (expense), net in our Condensed Consolidated Statement of Operations. We did not have significant sales activity during the six months ended June 30, 2019 and 2018. The cost of securities sold is based on the specific identification method.

Warrants and options
In addition to our equity method investments and equity securities, we hold options to purchase 47 thousand additional shares of BioCardia, 23 thousand of which were vested as of June 30, 2019, and 33 thousand, 0.7 million, 40 thousand and 22 thousand of warrants to purchase additional shares of COCP, InCellDx, Inc., Xenetic, and Phio, respectively. We recorded the changes in the fair value of the options and warrants in Fair value changes of derivative instruments, net in our Condensed Consolidated Statement of Operations. We also recorded the fair value of the options and warrants in Investments, net in our Condensed Consolidated Balance Sheet. See further discussion of the Company’s options and warrants in Note 8 and Note 9.
Investments in variable interest entities

We have determined that we hold variable interests in Zebra Biologics, Inc. (“Zebra”). We made this determination as a result of our assessment that Zebra does not have sufficient resources to carry out its principal activities without additional financial support.
We own 1,260,000 shares of Zebra Series A-2 Preferred Stock and 900,000 shares of Zebra restricted common stock (ownership 29% at June 30, 2019). Zebra is a privately held biotechnology company focused on the discovery and development of biosuperior antibody therapeutics and complex drugs. Dr. Richard Lerner, M.D., a member of our Board of Directors, is a founder of Zebra and, along with Dr. Frost, serves as a member of Zebra’s Board of Directors.
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
Holders may convert their 2025 Notes into shares of Common Stock at their option at any time prior to the close of business on the business day immediately preceding November 15, 2024 only under the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ended on March 31, 2019 (and only during such calendar quarter), if the last reported sale price of our Common Stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the five business day period after any five consecutive trading day period (the “measurement period”) in which the trading price per $1,000 principal amount of 2025 Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of our Common Stock and the conversion rate on each such trading day; (3) if we call any or all of the 2025 Notes for redemption, at any time prior to the close of business on the scheduled trading day immediately preceding the redemption date; or (4) upon the occurrence of specified corporate events set forth in the indenture governing the 2025 Notes. On or after November 15, 2024, until the close of business on the business day immediately preceding the maturity date, holders of the 2025 Notes may convert their notes at any time, regardless of the foregoing circumstances. Upon conversion, we will pay or deliver, as the case may be, cash, shares of our Common Stock, or a combination of cash and shares of our Common Stock, at our election.
The initial and current conversion rate for the 2025 Notes is 236.7424 shares of Common Stock per $1,000 principal amount of 2025 Notes (equivalent to an initial conversion price of approximately $4.22 per share of Common Stock). The conversion rate for the 2025 Notes will be subject to adjustment in some events, but will not be adjusted for any accrued and unpaid interest. In addition, following certain corporate events that occur prior to the maturity date of the notes or if we deliver a notice of redemption, in certain circumstances we will increase the conversion rate of the 2025 Notes for a holder who elects to convert its notes in connection with such a corporate event or notice of redemption, as the case may be.
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
If we undergo a fundamental change, as defined in the indenture governing the 2025 Notes, prior to the maturity date of the 2025 Notes, holders may require us to repurchase for cash all or any portion of their notes at a repurchase price equal to 100% of the principal amount of the notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date. The 2025 Notes are our senior unsecured obligations and rank senior in right of payment to any of our indebtedness that is expressly subordinated in right of payment to the 2025 Notes; equal in right of payment to any of our existing and future liabilities that are not so subordinated; effectively junior in right of payment to any of our secured indebtedness to the extent of the value of the assets securing such indebtedness; and structurally junior to all indebtedness and other liabilities (including trade payables) of our current or future subsidiaries.
In conjunction with the issuance of the 2025 Notes, we agreed to loan up to 30,000,000 shares of our Common Stock to affiliates of the underwriter in order to assist investors in the 2025 Notes to hedge their position. As at June 30, 2019, a total of 29,250,000 shares were issued under the share lending arrangement. We will not receive any of the proceeds from the sale of the borrowed shares, but we received a one-time nominal fee of $0.3 million for the newly issued shares. Shares of our Common Stock outstanding under the share lending arrangement are excluded from the calculation of basic and diluted earnings per share. See Note 3.
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

The following table sets forth information related to the 2025 Notes which is included in our Condensed Consolidated Balance Sheet as of June 30, 2019:

(In thousands)	2025 Senior Notes	Discount	Debt Issuance Cost	Total
Balance at December 31, 2018	$—	$—	$—	$—
Issuance of 4.50% convertible notes	200,000	(52,600)	(5,720)	141,680
Amortization of debt discount and debt issuance costs	—	2,483	269	2,752
Balance at June 30, 2019	$200,000	$(50,117)	$(5,451)	$144,432

On November 8, 2018, we entered into a credit agreement with an affiliate of Dr. Frost, pursuant to which the lender committed to provide us with an unsecured line of credit in the amount of $60 million. The credit agreement was terminated on or around February 20, 2019 and the $28.8 million outstanding thereunderwas repaid from the proceeds of the 2025 Convertible Notes offering.
In February 2018, we issued a series of 5% Convertible Promissory Notes (the “2023 Convertible Notes”) in the aggregate principal amount of $55.0 million. The 2023 Convertible Notes mature 5 years from the date of issuance. Each holder of a 2023 Convertible Note has the option, from time to time, to convert all or any portion of the outstanding principal balance of such 2023 Convertible Note, together with accrued and unpaid interest thereon, into shares of our Common Stock at a conversion price of $5.00 per share of Common Stock (the “Shares”). We may redeem all or any part of the then issued and outstanding 2023 Convertible Notes, together with accrued and unpaid interest thereon, pro rata among the holders, upon no fewer than 30 days, and no more than 60 days, notice to the holders. The 2023 Convertible Notes contain customary events of default and representations and warranties of OPKO.
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
In January 2013, we entered into note purchase agreements (the “2033 Senior Notes”) with qualified institutional buyers and accredited investors (collectively, the “Purchasers”) in a private placement in reliance on exemptions from registration under the Securities Act. The 2033 Senior Notes were issued on January 30, 2013. The 2033 Senior Notes, which totaled $175.0 million in original principal amount, bear interest at the rate of 3.00% per year, payable semiannually on February 1 and August 1 of each year. The 2033 Senior Notes will mature on February 1, 2033, unless earlier repurchased, redeemed or converted. Upon a fundamental change as defined in that certain Indenture, dated as of January 30, 2013, by and between the Company and Wells Fargo Bank N.A., as trustee, governing the 2033 Senior Notes (the “Indenture”), subject to certain exceptions, the holders may require us to repurchase all or any portion of their 2033 Senior Notes for cash at a repurchase price equal to 100% of the principal amount of the 2033 Senior Notes being repurchased, plus any accrued and unpaid interest to but not including the related fundamental change repurchase date.
On February 1, 2019, approximately $28.8 million aggregate principal amount of 2033 Senior Notes were tendered by holders pursuant to such holders’ option to require us to repurchase the 2033 Senior Notes as set forth in the Indenture. Holders of the remaining $3.0 million principal amount of the 2033 Senior Notes issued in January 2013 may require us to repurchase the 2033 Senior Notes for 100% of their principal amount, plus accrued and unpaid interest, again on February 1, 2023 and February 1, 2028, or following the occurrence of a fundamental change as defined in the indenture governing the 2033 Senior Notes.
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

In November 2015, BioReference and certain of its subsidiaries entered into a credit agreement with JPMorgan Chase Bank, N.A. (“CB”), as lender and administrative agent, as amended (the “Credit Agreement”). The Credit Agreement provides for a $100.0 million secured revolving credit facility and includes a $20.0 million sub-facility for swingline loans and a $20.0 million sub-facility for the issuance of letters of credit. BioReference may increase the credit facility to up to $275.0 million on a secured basis, subject to the satisfaction of specified conditions. The Credit Agreement matures on November 5, 2020 and is guaranteed by all of BioReference’s domestic subsidiaries. The Credit Agreement is also secured by substantially all assets of BioReference and its domestic subsidiaries, as well as a non-recourse pledge by us of our equity interest in BioReference. Availability under the Credit Agreement is based on a borrowing base composed of eligible accounts receivables of BioReference and certain of its subsidiaries, as specified therein. As of June 30, 2019, $1.7 million additional funds were available to be borrowed under the Credit Agreement. Principal under the Credit Agreement is due upon maturity on November 5, 2020.

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

On August 6, 2019, BioReference and certain of its subsidiaries entered into Amendment No. 9 to the Credit Agreement, which amended certain definitions in the Credit Agreement and further amended the Credit Agreement to provide that the fixed charge coverage ratio requirement set forth in the Credit Agreement would not be tested for the second quarter and would not be tested for the quarter ending September 30, 2019, subject, in the case of testing for the quarter ending September 30, 2019, to (i) there having been no event of default occurring and (ii) availability under the revolving facility exceeding 10% of the total revolving commitment, subject to certain adjustments, for at least 30 consecutive days ending on September 30, 2019.  The other terms of the Credit Agreement remain unchanged.

For the quarter ended June 30, 2019, $65.1 million outstanding under the Credit Agreement was included within Other long-term liabilities.

The Credit Agreement contains customary covenants and restrictions, including, without limitation, covenants that require BioReference and its subsidiaries to maintain a minimum fixed charge coverage ratio if availability under the new credit facility falls below a specified amount and to comply with laws and restrictions on the ability of BioReference and its subsidiaries to incur additional indebtedness or to pay dividends and make certain other distributions to the Company, subject to certain exceptions as specified therein. Failure to comply with these covenants would constitute an event of default under the Credit Agreement, notwithstanding the ability of BioReference to meet its debt service obligations. The Credit Agreement also includes various customary remedies for the lenders following an event of default, including the acceleration of repayment of outstanding amounts under the Credit Agreement and execution upon the collateral securing obligations under the Credit Agreement. Substantially all the assets of BioReference and its subsidiaries are restricted from sale, transfer, lease, disposal or distributions to the Company, subject to certain exceptions. BioReference and its subsidiaries net assets as of June 30, 2019, were approximately $882.6 million, which includes goodwill of $401.8 million and intangible assets of $385.5 million.

In addition to the Credit Agreement with CB, we have line of credit agreements with eleven other financial institutions as of June 30, 2019 and December 31, 2018 in the U.S., Chile and Spain. These lines of credit are used primarily as a source of working capital for inventory purchases.
The following table summarizes the amounts outstanding under the BioReference, Chilean and Spanish lines of credit:

(Dollars in thousands)			Balance Outstanding
Lender	Interest rate on borrowings at June 30, 2019	Credit line capacity	June 30, 2019	December 31, 2018
JPMorgan Chase	4.26%	$100,000	$68,559	$105,198
Itau Bank	5.50%	1,810	1,287	232
Bank of Chile	6.60%	3,800	1,347	432
BICE Bank	5.50%	2,500	221	818
BBVA Bank	5.50%	3,250	472	858
Security Bank	5.50%	296	296	—
Estado Bank	5.50%	3,500	1,164	308
Santander Bank	5.50%	4,500	561	852
Scotiabank	5.00%	1,800	8	2
Banco De Sabadell	1.45%	341	126	—
Banco Bilbao Vizcaya	2.75%	341	—	—
Banco Santander	1.40%	341	—	10
Total		$122,479	$74,041	$108,710

At June 30, 2019 and December 31, 2018, the weighted average interest rate on our lines of credit was approximately 4.5% and 4.7%, respectively.
At June 30, 2019 and December 31, 2018, we had notes payable and other debt (excluding the 2033 Senior Notes, the 2023 Convertible Notes, the 2025 Notes, the Credit Agreement and amounts outstanding under lines of credit described above) as follows:

(In thousands)	June 30, 2019	December 31, 2018
Current portion of notes payable	$2,649	$2,560
Other long-term liabilities	5,425	5,693
Total	$8,074	$8,253

The notes and other debt mature at various dates ranging from 2019 through 2024 bearing variable interest rates from 1.3% up to 3.8%. The weighted average interest rate on the notes and other debt at June 30, 2019 and December 31, 2018, was 2.7% and 2.1%, respectively. The notes are partially secured by our office space in Barcelona.

NOTE 7 ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
For the six months ended June 30, 2019, changes in Accumulated other comprehensive income (loss), net of tax, were as follows:

(In thousands)	Foreign currency translation
Balance at December 31, 2018	$(20,131)
Other comprehensive loss before reclassifications	(220)
Net other comprehensive loss	(220)
Balance at June 30, 2019	$(20,351)

NOTE 8 FAIR VALUE MEASUREMENTS
We record fair values at an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement determined based on assumptions that market participants would use in pricing an asset or liability. We utilize a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers are: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.
As of June 30, 2019, we had equity securities (refer to Note 5), forward foreign currency exchange contracts for inventory purchases (refer to Note 9) and contingent consideration related to the acquisitions of CURNA, OPKO Diagnostics and OPKO Renal that are required to be measured at fair value on a recurring basis. In addition, in connection with our investment and our consulting agreement with BioCardia, we record the related BioCardia options at fair value as well as the warrants from COCP, InCellDx, Xenetic and Phio.
Our financial assets and liabilities measured at fair value on a recurring basis are as follows:

	Fair value measurements as of June 30, 2019
(In thousands)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Assets:
Equity securities	20,856	—	—	20,856
Common stock options/warrants	—	488	—	488
Forward contracts	—	64	—	64
Total assets	$20,856	$552	$—	$21,408
Liabilities:
Contingent consideration	—	—	25,568	25,568
Total liabilities	$—	$—	$25,568	$25,568

	Fair value measurements as of December 31, 2018
(In thousands)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Assets:
Equity securities	26,313	—	—	26,313
Common stock options/warrants	—	855	—	855
Forward contracts	—	21	—	21
Total assets	$26,313	$876	$—	$27,189
Liabilities:
Contingent consideration	—	—	24,537	24,537
Total liabilities	$—	$—	$24,537	$24,537

There have been no transfers between Level 1 and Level 2 and no transfers to or from Level 3 of the fair value hierarchy.
As of June 30, 2019 and December 31, 2018, the carrying value of our other financial instrument assets approximates their fair value due to their short-term nature or variable rate of interest.
The following table reconciles the beginning and ending balances of our Level 3 assets and liabilities as of June 30, 2019:

June 30, 2019
(In thousands)	Contingent consideration
Balance at December 31, 2018	$24,537
Change in fair value:
Included in results of operations	1,031
Balance at June 30, 2019	$25,568

The estimated fair values of our financial instruments have been determined by using available market information and what we believe to be appropriate valuation methodologies. We use the following methods and assumptions in estimating fair value:
Contingent consideration – We estimate the fair value of the contingent consideration utilizing a discounted cash flow model for the expected payments based on estimated timing and expected revenues. We use several discount rates depending on each type of contingent consideration related to OPKO Diagnostics, CURNA and OPKO Renal transactions. If estimated future sales were to decrease by 10%, the contingent consideration related to OPKO Renal, which represents the majority of our contingent consideration liability, would decrease by $1.4 million. As of June 30, 2019, of the $25.6 million of contingent consideration, $5.4 million is recorded in Accrued expenses and $20.2 million is recorded in Other long-term liabilities. As of December 31, 2018, of the $24.5 million of contingent consideration, $2.4 million is recorded in Accrued expenses and $22.2 million is recorded in Other long-term liabilities.

NOTE 9 DERIVATIVE CONTRACTS
The following table summarizes the fair values and the presentation of our derivative assets (liabilities) in the Condensed Consolidated Balance Sheets:

(In thousands)	Balance Sheet Component	June 30, 2019	December 31, 2018
Derivative financial instruments:
Common Stock options/warrants	Investments, net	$488	$855
Forward contracts	Unrealized gains on forward contracts are recorded in Other current assets and prepaid expenses. Unrealized (losses) on forward contracts are recorded in Accrued expenses.	$64	$21

We enter into foreign currency forward exchange contracts with respect to the risk of exposure to exchange rate differences arising from inventory purchases on letters of credit. Under these forward contracts, for any rate above or below the fixed rate, we receive or pay the difference between the spot rate and the fixed rate for the given amount at the settlement date.
To qualify the derivative instrument as a hedge, we are required to meet strict hedge effectiveness and contemporaneous documentation requirements at the initiation of the hedge and assess the hedge effectiveness on an ongoing basis over the life of the hedge. At June 30, 2019 and December 31, 2018, our derivative financial instruments did not meet the documentation requirements to be designated as hedges. Accordingly, we recognize the changes in Fair value of derivative instruments, net in our Condensed Consolidated Statement of Operations. The following table summarizes the losses and gains recorded for the three and six months ended June 30, 2019 and 2018:

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2019	2018	2019	2018
Derivative gain (loss):
Common Stock options/warrants	$(392)	$1,916	$(24)	$3,587
Forward contracts	4	332	51	57
Total	$(388)	$2,248	$27	$3,644

NOTE 10 RELATED PARTY TRANSACTIONS
OPKO Pharmaceuticals, LLC entered into an assignment agreement with Xenetic Biosciences, Inc., as amended from time to time (the “Assignment Agreement”), pursuant to which Xenetic acquired all of OPKO Pharmaceuticals’ right, title and interest in and to that certain Intellectual Property License Agreement (the “IP License Agreement”), entered into between The Scripps Research Institute (“Institute”) and OPKO Pharmaceuticals, regarding certain patents for novel CAR T platform technology and through which the Institute granted an exclusive royalty-bearing license in exchange for royalties, subject to the terms of the IP License Agreement.
Under the Assignment Agreement and the IP License Agreement, Xenetic issued to OPKO Pharmaceuticals 164,062 shares of Xenetic common stock (the “OPKO Transaction Shares”) and to the Institute 54,687 shares of Xenetic common stock (the “Institute Transaction Shares”). In connection with the Assignment Agreement, OPKO Pharmaceuticals entered into a voting agreement pursuant to which OPKO Pharmaceuticals agreed, among other things, to vote its shares in Xenetic in favor of the transactions contemplated by the Assignment Agreement, and a lock-up agreement with Xenetic which restricted OPKO Pharmaceuticals’ sale or transfer of any of the OPKO Transaction Shares as provided therein and as otherwise required by law. The Assignment Agreement and the obligations thereunder took effect on July 19, 2019, after Xenetic satisfied certain closing conditions, including obtaining stockholder approval and securing certain financing.
In March 2019, we paid the $125,000 filing fee to the Federal Trade Commission (the “FTC”) in connection with filings made by us and Dr. Jane Hsiao, our Vice Chairman and Chief Technical Officer, under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (“HSR Act”) relating to her purchases of Common Stock.
In February 2019, Dr. Phillip Frost, our Chairman and Chief Executive Officer, paid a filing fee of $280,000 to the FTC under the HSR Act in connection with filings made by us and Dr. Frost, relating to his purchases of Common Stock.  We reimbursed Dr. Frost for the HSR filing fee.

The Company owns approximately 9% of Pharmsynthez and Pharmsynthez is Xenetic’s largest and controlling stockholder. Dr. Richard Lerner, a director of the Company, is a co-inventor of the technology and received 31,240 shares of Xenetic upon the closing of the Xenetic transactions. Adam Logal, our Senior Vice President and Chief Financial Officer, is a director of Xenetic.
On November 8, 2018, we entered into stock purchase agreements with certain investors pursuant to which we agreed to sell to such investors in private placements an aggregate of approximately 26.5 million shares of our Common Stock at a purchase price of $3.49 per share, which was the closing bid price of our Common Stock on the NASDAQ on such date, for an aggregate purchase price of $92.5 million. The investors in the private placements included an affiliate of Dr. Frost ($70 million), and Dr. Hsiao ($2 million).
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
In February 2018, we issued the 2023 Convertible Notes in the aggregate principal amount of $55.0 million. Refer to Note 6. Purchasers of the 2023 Convertible Notes included Dr. Hsiao and an affiliate of Dr. Frost.
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
We reimburse Dr. Frost for Company-related use by Dr. Frost and our other executives of an airplane owned by a company that is beneficially owned by Dr. Frost. We reimburse Dr. Frost for out-of-pocket operating costs for the use of the airplane by Dr. Frost or Company executives for Company-related business. We do not reimburse Dr. Frost for personal use of the airplane by Dr. Frost or any other executive. For the three and six months ended June 30, 2019, we reimbursed approximately $122 thousand and $160 thousand, respectively, for Company-related travel by Dr. Frost and other OPKO executives. For the three and six months ended June 30, 2018, we recognized approximately $61 thousand and $140 thousand, respectively, for Company-related travel by Dr. Frost and other OPKO executives.

NOTE 11 COMMITMENTS AND CONTINGENCIES
In connection with our acquisitions of CURNA, OPKO Diagnostics and OPKO Renal, we agreed to pay future consideration to the sellers upon the achievement of certain events. As a result, as of June 30, 2019, we recorded $25.6 million as contingent consideration, with $5.4 million recorded within Accrued expenses and $20.2 million recorded within Other long-term liabilities in the accompanying Condensed Consolidated Balance Sheets. Refer to Note 4.
On June 3, 2019, BioReference reported that Retrieval-Masters Creditors Bureau, Inc. d/b/a American Medical Collection Agency (“AMCA”), informed the Company about a data security incident involving AMCA (the “AMCA Incident”). AMCA informed the Company that an unauthorized user had access to AMCA’s system between August 1, 2018 and March 30, 2019. AMCA advised that AMCA’s affected system may have included patient name, date of birth, address, phone, date of service, provider, and balance information. In addition, the affected AMCA system also included credit card information, bank account information (but no passwords or security questions) and email addresses that were provided by the consumer to AMCA. AMCA has advised BioReference that no Social Security Numbers were compromised, and BioReference provided no laboratory results or diagnostic information to AMCA. BioReference has begun notifying patients and provided notice to the Office of Civil Rights of the AMCA Data Security Incident. To date, BioReference has been named in two class action lawsuits against AMCA and other defendants in connection with the AMCA Incident. It is not possible at this time to estimate the amount of loss or range of loss, if any, that might result from adverse judgments, settlements, fines, penalties, or other resolution of these proceedings and investigations based on the stage of these proceedings and investigations, the absence of specific allegations as to alleged damages, the uncertainty as to the certification of a class or classes and the size of any certified class, if applicable, and/or the lack of resolution of significant factual and legal issues.
As previously disclosed, on September 7, 2018, the Securities and Exchange Commission (“SEC”) filed a lawsuit in the Southern District of New York (the “SEC Complaint”) against a number of individuals and entities (the “Defendants”), including the Company and its CEO and Chairman, Dr. Phillip Frost (“Dr. Frost”). The SEC alleged, among other things, that the Company (i) aided and abetted an illegal “pump and dump” scheme perpetrated by a number of the Defendants, and (ii) failed to file required Schedules 13D or 13G with the SEC. On December 27, 2018, the Company announced that the Company and Dr. Frost entered into settlement agreements with the SEC, which upon approval of the court would resolve the SEC Complaint against each of them. The settlement was approved by the court in January 2019. Pursuant to the settlement, and without admitting or denying any of the allegations of the Complaint, the Company is enjoined from violating Section 13(d) of the Exchange Act and paid a $100,000 penalty. Liability under Section 13(d) can be established without any showing of wrongful intent or negligence.
Following the SEC’s announcement of the SEC Complaint, we have been named in several class action lawsuits, more than a dozen derivative suits, and other litigation relating to the allegations in the SEC Complaint among other matters. The Company intends to vigorously defend itself against the claims.
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
From time to time, we may receive inquiries, document requests, Civil Investigative Demands (“CIDs”) or subpoenas from the Department of Justice, the Office of Inspector General and Office for Civil Rights (“OCR”) of the Department of Health and Human Services, the Centers for Medicare and Medicaid Services, various payors and fiscal intermediaries, and other state and federal regulators regarding investigations, audits and reviews. In addition to the matters discussed in this note, we are currently responding to CIDs, subpoenas, payor audits, and document requests for various matters relating to our laboratory operations. Some pending or threatened proceedings against us may involve potentially substantial amounts as well as the possibility of civil, criminal, or administrative fines, penalties, or other sanctions, which could be material. Settlements of suits involving the types of issues that we routinely confront may require monetary payments as well as corporate integrity agreements. Additionally, qui tam or “whistleblower” actions initiated under the civil False Claims Act may be pending but placed under seal by the court to comply with the False Claims Act’s requirements for filing such suits. Also, from time to time, we may detect issues of non-compliance with federal healthcare laws pertaining to claims submission and reimbursement practices and/or financial relationships with physicians, among other things. We may avail ourselves of various mechanisms to address these issues, including participation in voluntary disclosure protocols. Participating in voluntary disclosure protocols can have the potential for significant settlement obligations or even enforcement action. The Company generally has cooperated, and intends to continue to cooperate, with appropriate regulatory authorities as and when investigations, audits and inquiries arise.
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
We expect to continue to incur substantial research and development expenses, including expenses related to the hiring of personnel and additional clinical trials. We expect that selling, general and administrative expenses will also increase as we expand our sales, marketing and administrative staff and add infrastructure, particularly as it relates to Rayaldee. We do not anticipate that we will generate substantial revenue from the sale of proprietary pharmaceutical products or certain of our diagnostic products for some time and we have generated only limited revenue from our pharmaceutical operations in Chile, Mexico, Israel, Spain, and Ireland, and from sale of the 4Kscore test. If we acquire additional assets or companies, fail to generate expected cash flow from BioReference, accelerate our product development programs or initiate additional clinical trials, we will need additional funds. If we are not able to secure additional funding when needed, we may have to delay, reduce the scope of, or eliminate one or more of our clinical trials or research and development programs or possible acquisitions.
At June 30, 2019, we were committed to make future purchases for inventory and other items in 2019 that occur in the ordinary course of business under various purchase arrangements with fixed purchase provisions aggregating approximately $69.8 million.
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
The complexities and ambiguities of billing, reimbursement regulations and claims processing, as well as issues unique to Medicare and Medicaid programs, require us to estimate the potential for retroactive adjustments as an element of variable consideration in the recognition of revenue in the period the related services are rendered.  Actual amounts are adjusted in the period those adjustments become known. For the six months ended June 30, 2019 and 2018, revenue reductions due to changes in estimates of implicit price concessions for performance obligations satisfied in prior periods of $14.3 million and $15.7 million, respectively, were recognized.
Third-party payors, including government programs, may decide to deny payment or recoup payments for testing they contend were improperly billed or not medically necessary, against their coverage determinations, or for which they believe they have otherwise overpaid (including as a result of their own error), and we may be required to refund payments already received. Our revenues may be subject to retroactive adjustment as a result of these factors among others, including without limitation, differing interpretations of billing and coding guidance and changes by government agencies and payors in interpretations, requirements, and “conditions of participation” in various programs. We have processed requests for recoupment from third-party payors in the ordinary course of our business, and it is likely that we will continue to do so in the future. If a third-party payer denies payment for testing or recoups money from us in a later period, reimbursement for our testing could decline.
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
Settlements with third-party payors for retroactive adjustments due to audits, reviews or investigations are also considered variable consideration and are included in the determination of the estimated transaction price for providing services. These settlements are estimated based on the terms of the payment agreement with the payor, correspondence from the payor and our historical settlement activity, including an assessment of the probability a significant reversal of cumulative revenue recognized will occur when the uncertainty is subsequently resolved. Estimated settlements are adjusted in future periods as adjustments become known (that is, new information becomes available), or as years are settled or are no longer subject to such audits, reviews, and investigations. As of June 30, 2019 and December 31, 2018, we have liabilities of approximately $30.5 million and $35.9 million, respectively, within Accrued expenses and Other long-term liabilities related to reimbursements for payor overpayments.
The composition of Revenue from services by payor for the three and six months ended June 30, 2019 and 2018 is as follows:

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2019	2018	2019	2018
Healthcare insurers	$106,278	$131,695	$211,207	$262,769
Government payers	28,634	38,860	59,037	75,103
Client payers	38,101	39,664	76,559	77,830
Patients	5,445	5,836	10,546	11,667
Total	$178,458	$216,055	$357,349	$427,369

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
We recognize revenue for shipments of Rayaldee at the time of delivery to customers after estimating Sales Deductions and product returns as elements of variable consideration utilizing historical information and market research projections. For the three and six months ended June 30, 2019 , we recognized $5.7 million and $11.5 million, respectively, in net product revenue from sales of Rayaldee. For the three and six months ended June 30, 2018 , we recognized $4.8 million and $8.5 million, respectively, in net product revenue from sales of Rayaldee.
The following table presents an analysis of product sales allowances and accruals as contract liabilities for the six months ended June 30, 2019:

(In thousands)	Chargebacks, discounts, rebates and fees	Governmental	Returns	Total
Balance at December 31, 2018	$1,316	$2,090	$637	$4,043
Provision related to current period sales	4,716	9,791	1,380	15,887
Adjustment related to prior period sales	(9)	211	—	202
Credits or payments made	(4,611)	(8,264)	(1,169)	(14,044)
Balance at June 30, 2019	$1,412	$3,828	$848	$6,088

Total gross Rayaldee sales				$27,580
Provision for Rayaldee sales allowances and accruals as a percentage of gross Rayaldee sales				58%
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
For the three and six months ended June 30, 2019 , revenue from transfer of intellectual property principally reflects $18.2 million and $35.6 million of revenue, respectively, related to the Pfizer Transaction. For the three and six months ended June 30, 2018, revenue from transfer of intellectual property principally reflects $16.3 million and $31.0 million of revenue, respectively related to the Pfizer Transaction. Refer to Note 13. Total contract liabilities included in Accrued expenses and Other long-term liabilities was $54.1 million and $91.1 million at June 30, 2019 and December 31, 2018, respectively. The contract liability balance at June 30, 2019 relates primarily to the Pfizer Transaction.
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
The Pfizer Transaction closed in January 2015. Under the terms of the Pfizer Transaction, we received non-refundable and non-creditable upfront payments of $295.0 million and are eligible to receive up to an additional $275.0 million upon the achievement of certain regulatory milestones. Pfizer received the exclusive license to commercialize hGH-CTP worldwide. In addition, we are eligible to receive initial tiered royalty payments associated with the commercialization of hGH-CTP for Adult GHD with percentage rates ranging from the high teens to mid-twenties. Upon the launch of hGH-CTP for Pediatric GHD in certain major markets, the royalties will transition to regional, tiered gross profit sharing for both hGH-CTP and Pfizer’s Genotropin®.
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
We are recognizing the non-refundable $295.0 million upfront payments as revenue as the research and development services are completed and had contract liabilities related to the Pfizer Transaction of $47.5 million at June 30, 2019, which was classified in Accrued expenses.
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
TESARO
In November 2009, we entered into an asset purchase agreement (the “NK-1 Agreement”) under which we acquired VARUBI™ (rolapitant) and other neurokinin-1 (“NK-1”) assets from Merck. In December 2010, we entered into an exclusive license agreement with TESARO, in which we out-licensed the development, manufacture, commercialization and distribution of our lead NK-1 candidate, VARUBI™ (the “TESARO License”). Under the terms of the license, we received a $6.0 million upfront payment from TESARO and we received $30 million of milestone payments from TESARO upon achievement of certain regulatory and commercial sale milestones and we are eligible to receive additional commercial milestone payments of up to $85 million if specified levels of annual net sales are achieved. The sales based milestone payments will be recognized as revenue in full in the period in which the associated sales occur. During the six months ended June 30, 2019 and 2018, no revenue was recognized related to the achievement of the milestones under the TESARO License.
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
NOTE 14 SEGMENTS
We manage our operations in two reportable segments, pharmaceutical and diagnostics. The pharmaceutical segment consists of our pharmaceutical operations in Chile, Mexico, Ireland, Israel and Spain, Rayaldee product sales and our pharmaceutical research and development. The diagnostics segment primarily consists of our clinical laboratory operations through BioReference and our point-of-care operations. There are no significant inter-segment sales. We evaluate the performance of each segment based on operating profit or loss. There is no inter-segment allocation of interest expense and income taxes.

Information regarding our operations and assets for our operating segments and the unallocated corporate operations as well as geographic information are as follows:

	For the three months ended June 30,		For the six months ended June 30,
(In thousands)	2019	2018	2019	2018
Revenue from services:
Pharmaceutical	$—	$—	$—	$—
Diagnostics	178,458	216,055	357,349	427,369
Corporate	—	—	—	—
	$178,458	$216,055	$357,349	$427,369
Revenue from products:
Pharmaceutical	$28,680	$28,523	$53,981	$56,374
Diagnostics	—	—	—	—
Corporate	—	—	—	—
	$28,680	$28,523	$53,981	$56,374
Revenue from transfer of intellectual property and other:
Pharmaceutical	$19,230	$19,107	$37,490	$34,855
Diagnostics	—	—	—	—
Corporate	—	—	—	—
	$19,230	$19,107	$37,490	$34,855
Operating loss:
Pharmaceutical	$(8,556)	$2,165	$(38,033)	$(20,783)
Diagnostics	(28,013)	1,475	(61,582)	(6,543)
Corporate	(10,691)	(8,748)	(22,962)	(20,393)
	$(47,260)	$(5,108)	$(122,577)	$(47,719)
Depreciation and amortization:
Pharmaceutical	$7,382	$6,752	$14,908	$13,492
Diagnostics	16,260	17,989	32,530	35,975
Corporate	19	21	39	51
	$23,661	$24,762	$47,477	$49,518
Loss from investment in investees:
Pharmaceutical	$(271)	$(6,942)	$(2,125)	$(9,114)
Diagnostics	—	(271)	—	(555)
Corporate	—	—	—	—
	$(271)	$(7,213)	$(2,125)	$(9,669)
Revenues:
United States	$184,310	$222,535	$369,203	$437,845
Ireland	22,174	20,778	42,707	38,060
Chile	9,051	11,937	16,915	23,670
Spain	4,876	4,592	9,294	10,125
Israel	3,768	2,526	6,884	6,141
Mexico	2,058	1,302	3,589	2,723
Other	131	15	228	34
	$226,368	$263,685	$448,820	$518,598

(In thousands)	June 30, 2019	December 31, 2018
Assets:
Pharmaceutical	$1,239,338	$1,236,499
Diagnostics	1,138,673	1,162,160
Corporate	78,217	52,413
	$2,456,228	$2,451,072
Goodwill:
Pharmaceutical	$247,055	$247,407
Diagnostics	452,787	452,786
Corporate	—	—
	$699,842	$700,193

No customer represented more than 10% of our total consolidated revenue during the three and six months ended June 30, 2019 and 2018. As of June 30, 2019 and December 31, 2018, no customer represented more than 10% of our accounts receivable balance.
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
The following table presents the lease balances within the Condensed Consolidated Balance Sheet as of June 30, 2019:

(in thousands)	Classification on the Balance Sheet	June 30, 2019
Assets
Operating lease assets	Operating lease right-of-use assets	$29,640
Finance lease assets	Property, plant and equipment, net	7,681

Liabilities
Current
Operating lease liabilities	Current maturities of operating leases	13,376
Accrued expenses	Current maturities of finance leases	3,031
Long-term
Operating lease liabilities	Operating lease liabilities	16,673
Other long-term liabilities	Finance lease liabilities	$4,650

Weighted average remaining lease term
Operating leases		2.1 years
Finance leases		2.5 years
Weighted average discount rate
Operating leases		4.3%
Finance leases		4.5%

The following table reconciles the undiscounted future minimum lease payments (displayed by year and in the aggregate) under noncancelable operating leases with terms of more than one year to the total operating lease liabilities recognized on our Condensed Consolidated Balance Sheet as of June 30, 2019:

(in thousands)	Operating	Finance
July 1, 2019 through December 31, 2019	$7,968	$1,661
2020	10,169	2,649
2021	6,678	1,938
2022	3,754	960
2023	2,329	368
Thereafter	2,096	419
Total undiscounted future minimum lease payments	32,994	7,995
Less: Difference between lease payments and discounted lease liabilities	2,945	314
Total lease liabilities	$30,049	$7,681

Expense under operating leases and finance leases was $9.8 million and $2.0 million, respectively, for the six months ended June 30, 2019, and includes $1.7 million of variable lease costs. Operating lease costs and finance lease costs are included within Operating loss in the Condensed Consolidated Statement of Operations. Short-term lease costs and were not material.
Supplemental cash flow information is as follows:

(in thousands)	Six months ended June 30, 2019
Operating cash flows from operating leases	$10,804
Operating cash flows from finance leases	234
Financing cash flows from finance leases	1,590
Total	$12,628

NOTE 16 SUBSEQUENT EVENTS

On August 6, 2019, BioReference and certain of its subsidiaries entered into Amendment No. 9 to the Credit Agreement, which amended certain definitions in the Credit Agreement and further amended the Credit Agreement to provide that the fixed charge coverage ratio requirement set forth in the Credit Agreement would not be tested for the second quarter and would not be tested for the quarter ending September 30, 2019, subject, in the case of testing for the quarter ending September 30, 2019, to (i) there having been no event of default occurring and (ii) availability under the revolving facility exceeding 10% of the total revolving commitment, subject to certain adjustments, for at least 30 consecutive days ending on September 30, 2019.  The other terms of the Credit Agreement remain unchanged.
We have reviewed all subsequent events and transactions that occurred after the date of our June 30, 2019 Condensed Consolidated Balance Sheet date, through the time of filing this Quarterly Report on Form 10-Q.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW
You should read this discussion together with the unaudited Condensed Consolidated Financial Statements, related notes, and other financial information included elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2018 (the “Form 10-K”). The following discussion contains assumptions, estimates and other forward-looking statements that involve a number of risks and uncertainties, including those discussed under “Risk Factors,” in Part II, Item 1A of the Form 10-K for the year ended December 31, 2018, and described from time to time in our other reports filed with the Securities and Exchange Commission. These risks could cause our actual results to differ materially from those anticipated in these forward-looking statements.
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

RECENT DEVELOPMENTS
On August 6, 2019, BioReference and certain of its subsidiaries entered into Amendment No. 9 to the Credit Agreement, which amended certain definitions in the Credit Agreement and further amended the Credit Agreement to provide that the fixed charge coverage ratio requirement set forth in the Credit Agreement would not be tested for the second quarter and would not be tested for the quarter ending September 30, 2019, subject, in the case of testing for the quarter ending September 30, 2019, to (i) there having been no event of default occurring and (ii) availability under the revolving facility exceeding 10% of the total revolving commitment, subject to certain adjustments, for at least 30 consecutive days ending on September 30, 2019.  The other terms of the Credit Agreement remain unchanged.
On July 1, 2019, we announced that BioReference has been selected by SOMOS, a physician-led network of more than 2,500 health care providers serving over 700,000 Medicaid beneficiaries in New York City, as its preferred provider of diagnostic testing and to assist with data analytics for its patients.  This new collaboration is designed to streamline patient care and offer communication efficiencies between BioReference and the SOMOS network.
On June 28, 2019, we announced that Novitas Solutions, Inc. issued a new proposed local coverage determination (an “LCD”) for the 4Kscore test, with defined coverage criteria.  Under the proposed LCD, Medicare would reimburse the test for patients who meet the defined criteria. The proposed LCD will be open for a comment period until August 11, 2019. Previously, Novitas had issued a non-coverage determination for the 4Kscore test that was effective on March 21, 2019.
On June 20, 2019, we announced that we submitted a de novo request to the U.S. Food and Drug Administration (“FDA”) seeking regulatory clearance for the 4Kscore test. The Company now plans to refile its 4Kscore test submission as a premarket approval (“PMA”) application. The decision to submit the 4Kscore test as a PMA submission is based on FDA feedback to the Company’s de novo request, which has now been withdrawn. The FDA did not request any additional clinical data or any additional clinical trials in connection with a PMA submission. The Company currently anticipates submitting the PMA application in August 2019.

RESULTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30, 2019 AND 2018

Revenues	For the three months ended June 30,
(In thousands)	2019	2018	Change
Revenue from services	$178,458	$216,055	$(37,597)
Revenue from products	28,680	28,523	157
Revenue from transfer of intellectual property and other	19,230	19,107	123
Total revenues	$226,368	$263,685	$(37,317)
Revenue from services for the three months ended June 30, 2019 decreased approximately $37.6 million compared to the three months ended June 30, 2018. Revenue from services for the three months ended June 30, 2019 was negatively affected by decreased reimbursement from our clinical testing of $23.9 million and from our genomics testing of $9.0 million as a result of an increase in denial rates and changes to payor pricing, policy and procedural requirements and the impact of Protecting Access to Medicare Act of 2014 (“PAMA”), as well as a decline in 4Kscore revenue due to the Novitas non-coverage determination which was effective March 21, 2019. Subsequent to the effective date of the non-coverage determination, Novitas issued a new proposed LCD for the 4Kscore test under which Novitas proposes reimbursing the 4Kscore test for patients who meet certain defined criteria. The proposed LCD will be open for a comment period until August 11, 2019.
Revenue from services for the three months ended June 30, 2019 were also negatively affected by $2.7 million as a result of a reduction in clinical test volumes, which was partially offset by higher volume in our genomics testing of $4.0 million.
Estimated collection amounts are subject to the complexities and ambiguities of billing, reimbursement regulations and claims processing, as well as issues unique to Medicare and Medicaid programs, and require us to consider the potential for retroactive adjustments when estimating variable consideration in the recognition of revenue in the period the related services are rendered. For the three months ended June 30, 2019, revenue reductions due to changes in estimates of implicit price concessions for performance obligations satisfied in prior periods of $5.9 million were recognized.
The composition of Revenue from services by payor for the three months ended June 30, 2019 and 2018 is as follows:

	Three months ended June 30,
(In thousands)	2019	2018
Healthcare insurers	$106,278	$131,695
Government payers	28,634	38,860
Client payers	38,101	39,664
Patients	5,445	5,836
Total	$178,458	$216,055
Overall, Revenue from products for the three months ended June 30, 2019 was consistent with the comparative period in 2018 as an increase in Rayaldee sales was partially offset by a decrease in revenue at OPKO Chile. The increase in Rayaldee sales volume was also partially offset by an increase in governmental rebates on Rayaldee sales in 2019 related to the Medicare Part D Coverage Gap. Revenue from transfer of intellectual property for the three months ended June 30, 2019 and 2018 principally reflects $18.2 million and $16.3 million, respectively, of revenue related to the Pfizer Transaction.
Cost of revenue. Cost of revenue for the three months ended June 30, 2019 decreased $5.8 million compared to 2018. Cost of service revenue decreased in 2019 due cost reduction initiatives resulting in per patient encounter efficiency gains at BioReference. The decrease in the cost of product revenue is attributable to changes in the product mix of items sold during the period. Cost of revenue for the three months ended June 30, 2019 and 2018 was as follows:

Cost of Revenue	For the three months ended June 30,
(In thousands)	2019	2018	Change
Cost of service revenue	$130,078	$134,408	$(4,330)
Cost of product revenue	14,145	15,652	(1,507)
Total cost of revenue	$144,223	$150,060	$(5,837)
Selling, general and administrative expenses. Selling, general and administrative expenses for the three months ended June 30, 2019 and 2018, were $88.5 million and $87.7 million, respectively. The increase in selling, general and administrative expenses was primarily due to $2.0 million of expenses incurred in connection with certain legal matters, which was partially offset by decreased expenses at BioReference due to planned cost reduction initiatives. Selling, general and administrative expenses during the three months ended June 30, 2019 and 2018, include equity-based compensation expense of $2.2 million and $3.6 million, respectively.
Research and development expenses. Research and development expenses for the three months ended June 30, 2019 and 2018, were $28.3 million and $29.2 million, respectively. Research and development costs include external and internal expenses. External expenses include clinical and non-clinical activities performed by contract research organizations, lab services, purchases of drug and diagnostic product materials and manufacturing development costs. We track external research and development expenses by individual program for Phase 3 clinical trials for drug approval and pre-market approvals (“PMAs”) for diagnostics tests, if any. Internal expenses include employee-related expenses such as salaries, benefits and equity-based compensation expense. Other internal research and development expenses are incurred to support overall research and development activities and include expenses related to general overhead and facilities.
The following table summarizes the components of our research and development expenses:

Research and Development Expenses	For the three months ended June 30,
	2019	2018
External expenses:
Manufacturing expense for biological products	$10,270	$5,676
Phase III studies	4,946	6,785
Earlier-stage programs	2,402	3,895
Research and development employee-related expenses	7,212	8,244
Other internal research and development expenses	6,676	4,611
Third-party grants and funding from collaboration agreements	(3,220)	—
Total research and development expenses	$28,286	$29,211
The decrease in research and development expenses for the quarter is primarily due to an increase in funding from third parties under collaboration agreements related to Rayaldee. Research and development expenses for the three months ended June 30, 2019 and 2018 include equity-based compensation expense of $0.5 million and $1.2 million, respectively. We expect our research and development expenses to increase as we continue to expand our research and development of potential future products.
Contingent consideration. Contingent consideration for the three months ended June 30, 2019 and 2018, was $3.8 million and $15.4 million of income, respectively. The change in contingent consideration was primarily attributable to changes in assumptions regarding the timing of achievement of future milestones for OPKO Renal in both periods. The contingent consideration liabilities at June 30, 2019 related to potential amounts payable to former stockholders of CURNA, OPKO Diagnostics and OPKO Renal pursuant to our acquisition agreements in January 2011, October 2011 and March 2013, respectively.
Amortization of intangible assets. Amortization of intangible assets was $16.4 million and $17.2 million, respectively, for the three months ended June 30, 2019 and 2018. Amortization expense reflects the amortization of acquired intangible assets with defined useful lives. Our indefinite lived IPR&D assets will not be amortized until the underlying development programs are completed. Upon obtaining regulatory approval by the U.S. FDA, the IPR&D assets will be accounted for as a finite-lived intangible asset and amortized on a straight-line basis over its estimated useful life.
Interest income. Interest income for the three months ended June 30, 2019 and 2018 was not significant as our cash investment strategy emphasizes the security of the principal invested and fulfillment of liquidity needs.

Interest expense. Interest expense for the three months ended June 30, 2019 and 2018 was $5.5 million and $2.7 million, respectively. Interest expense is principally related to interest incurred on the 2025 Notes, the 2023 Convertible Notes, the 2033 Senior Notes, and BioReference’s outstanding debt under its credit facility. The increase in interest expense for the three months ended June 30, 2019 was primarily due to interest incurred on the 2025 Notes and 2023 Convertible Notes.
Fair value changes of derivative instruments, net. Fair value changes of derivative instruments, net for the three months ended June 30, 2019 and 2018, was $0.4 million of expense and $2.2 million of income, respectively. Derivative income for the three months ended June 30, 2019 principally related to the change in fair value of warrants to purchase additional shares of Xenetic. Derivative income for the three months ended June 30, 2018 principally related to the change in the fair value of warrants to purchase additional shares of Neovasc, Inc. and Xenetic.
Other income (expense), net. Other income (expense), net for the three months ended June 30, 2019 and 2018, was $5.9 million of expense and $8.6 million of income, respectively. Other income (expense) for the three months ended June 30, 2019 and 2018 primarily consisted of net unrealized gains (losses) recognized during the period on equity securities.
Income tax provision. Our income tax provision for the three months ended June 30, 2019 and 2018 was $1.1 million and $2.0 million, respectively, and reflects quarterly results using our expected effective tax rate.  For the three months ended June 30, 2019, the tax rate differed from the U.S. federal statutory rate of 21% primarily due to the relative mix in earnings and losses in the U.S. versus foreign tax jurisdictions and the impact of certain discrete tax events and operating results in tax jurisdictions which do not result in a tax benefit.
Loss from investments in investees. We have made investments in other early stage companies that we perceive to have valuable proprietary technology and significant potential to create value for us as a shareholder or member. We account for these investments under the equity method of accounting, resulting in the recording of our proportionate share of their losses until our share of their loss exceeds our investment. Until the investees’ technologies are commercialized, if ever, we anticipate they will report a net loss. Loss from investments in investees was $0.3 million and $7.2 million for the three months ended June 30, 2019 and 2018, respectively.

FOR THE SIX MONTHS ENDED JUNE 30, 2019 AND 2018

Revenues	For the six months ended June 30,
(In thousands)	2019	2018	Change
Revenue from services	$357,349	$427,369	$(70,020)
Revenue from products	53,981	56,374	(2,393)
Revenue from transfer of intellectual property and other	37,490	34,855	2,635
Total revenues	$448,820	$518,598	$(69,778)
Revenue from services for the six months ended June 30, 2019 decreased approximately $70.0 million compared to the six months ended June 30, 2018. Revenue from services for the six months ended June 30, 2019 was negatively affected by decreased reimbursement from our clinical testing of $39.0 million and from our genomics testing of $22.1 million, as a result of an increase in denial rates and changes to payor pricing, policy and procedural requirements and the impact of PAMA, as well as a decline in 4Kscore revenue due to the non-coverage decision issued by Novitas which was effective March 21, 2019. Subsequent to the effective date of the non-coverage determination, Novitas issued a new proposed LCD for the 4Kscore test under which Novitas proposes reimbursing the 4Kscore test for patients who meet certain defined criteria. The proposed LCD will be open for a comment period until August 11, 2019.
Revenue from services for the six months ended June 30, 2019 were also negatively affected by $4.6 million as a result of a reduction in clinical test volumes primarily resulting from one less business day compared to the prior year, which was offset by higher volume in our genomics testing of $10.6 million.
Estimated collection amounts are subject to the complexities and ambiguities of billing, reimbursement regulations and claims processing, as well as issues unique to Medicare and Medicaid programs, and require us to consider the potential for retroactive adjustments when estimating variable consideration in the recognition of revenue in the period the related services are rendered. For the six months ended June 30, 2019 and 2018, revenue reductions due to changes in estimates of implicit price concessions for performance obligations satisfied in prior periods of $14.3 million and $15.7 million, respectively, were recognized.

The composition of Revenue from services by payor for the six months ended June 30, 2019 and 2018 was as follows:

	For the six months ended June 30,
(In thousands)	2019	2018
Healthcare insurers	$211,207	$262,769
Government payers	59,037	75,103
Client payers	76,559	77,830
Patients	10,546	11,667
Total	$357,349	$427,369
The decrease in Revenue from products was primarily attributable to a decrease in revenue at OPKO Chile due to the lack of availability of certain products, which was partially offset by an increase in sales of Rayaldee. Revenue from transfer of intellectual property for the six months ended June 30, 2019 and 2018 principally reflects $35.6 million and $31.0 million, respectively, of revenue related to the Pfizer Transaction.
Cost of revenue. Cost of revenue for the six months ended June 30, 2019 decreased $15.9 million compared to 2018. Cost of service revenue decreased in 2019 due to cost reduction initiatives resulting in per patient encounter efficiency gains at BioReference. The decrease in the cost of product revenue was attributable to changes in the product mix of items sold during the period. Cost of revenue for the six months ended June 30, 2019 and 2018 was as follows:

Cost of Revenue	For the six months ended June 30,
(In thousands)	2019	2018	Change
Cost of service revenue	$259,981	$273,849	$(13,868)
Cost of product revenue	28,300	30,300	(2,000)
Total cost of revenue	$288,281	$304,149	$(15,868)
Selling, general and administrative expenses. Selling, general and administrative expenses for the six months ended June 30, 2019 and 2018, were $183.6 million and $179.2 million, respectively. The increase in selling, general and administrative expenses was primarily due to $12.6 million of expenses incurred in connection with certain legal matters, which was partially offset by decreased expenses at BioReference due to planned cost reduction initiatives. Selling, general and administrative expenses during the six months ended June 30, 2019 and 2018, include equity-based compensation expense of $5.5 million and $7.8 million, respectively.
Research and development expenses. Research and development expenses for the six months ended June 30, 2019 and 2018, were $64.8 million and $62.1 million, respectively. Research and development costs include external and internal expenses. External expenses include clinical and non-clinical activities performed by contract research organizations, lab services, purchases of drug and diagnostic product materials and manufacturing development costs. We track external research and development expenses by individual program for Phase 3 clinical trials for drug approval and pre-market approvals (“PMAs”) for diagnostics tests, if any. Internal expenses include employee-related expenses such as salaries, benefits and equity-based compensation expense. Other internal research and development expenses are incurred to support overall research and development activities and include expenses related to general overhead and facilities.

The following table summarizes the components of our research and development expenses:

Research and Development Expenses	For the six months ended June 30,
	2019	2018
External expenses:
Manufacturing expense for biological products	$20,111	$11,941
Phase III studies	10,395	12,260
Earlier-stage programs	8,581	7,398
Research and development employee-related expenses	14,589	16,656
Other internal research and development expenses	14,360	13,842
Third-party grants and funding from collaboration agreements	(3,220)	—
Total research and development expenses	$64,816	$62,097
The increase in research and development expenses for the period was primarily due to an increase in research and development expenses related to hGH-CTP, a long acting human growth hormone that was outlicensed to Pfizer in 2015, which was partially offset by an increase in funding from third parties under collaboration agreements in 2019. Research and development expenses for the six months ended June 30, 2019 and 2018 include equity-based compensation expense of $0.8 million and $2.3 million, respectively. We expect our research and development expenses to increase as we continue to expand our research and development of potential future products.
Contingent consideration. Contingent consideration income (expense) for the six months ended June 30, 2019 and 2018, were $1.0 million of expense and $13.6 million of income, respectively. The change in contingent consideration expense was primarily attributable to changes in assumptions regarding the timing of achievement of future milestones for OPKO Renal and OPKO Diagnostics. The contingent consideration liabilities at June 30, 2019 relate to potential amounts payable to former stockholders of CURNA, OPKO Diagnostics and OPKO Renal pursuant to our acquisition agreements in January 2011, October 2011 and March 2013, respectively.
Amortization of intangible assets. Amortization of intangible assets was $33.0 million and $34.5 million, respectively, for the six months ended June 30, 2019 and 2018. Amortization expense reflects the amortization of acquired intangible assets with defined useful lives. Our indefinite lived IPR&D assets will not be amortized until the underlying development programs are completed. Upon obtaining regulatory approval by the U.S. FDA, the IPR&D assets will be accounted for as a finite-lived intangible asset and amortized on a straight-line basis over its estimated useful life.
Asset impairment charges. Asset impairment charges were $0.7 million for the six months ended June 30, 2019 and is related to an impairment charge to write down our intangible assets at FineTech down to their estimated fair value.
We believe that our estimates and assumptions in testing goodwill and other intangible assets, including IPR&D, for impairment are consistent with assumptions that marketplace participants would use in their estimates. However, if actual results are not consistent with our estimates and assumptions, we may be exposed to an impairment charge that could be material.
If we are unable to obtain appropriate reimbursement for our 4Kscore test and experience sustained declines in operating results at BioReference, our estimates of the fair value of the BioReference reporting unit may change. If the fair value of the reporting unit falls below carrying value, we would record impairment of goodwill at BioReference and such impairment could be significant.
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
Interest income. Interest income for the six months ended June 30, 2019 and 2018 was not significant as our cash investment strategy emphasizes the security of the principal invested and fulfillment of liquidity needs.
Interest expense. Interest expense for the six months ended June 30, 2019 and 2018 was $10.3 million and $5.0 million, respectively. Interest expense is principally related to interest incurred on the 2025 Notes, the 2023 Convertible Notes, the

2033 Senior Notes, and BioReference’s outstanding debt under its credit facility. The increase in interest expense for the six months ended June 30, 2019 is primarily due to interest incurred on the 2025 Notes and 2023 Convertible Notes.
Fair value changes of derivative instruments, net. Fair value changes of derivative instruments, net for the six months ended June 30, 2019 and 2018, was $0.0 million and $3.6 million of income, respectively. Derivative income for the six months ended June 30, 2018 principally related to the change in the fair value of warrants to purchase additional shares of Neovasc, Inc. and Xenetic.
Other income (expense), net. Other income (expense), net for the six months ended June 30, 2019 and 2018, was $4.9 million of expense and $10.5 million of income, respectively. Other income (expense) for the six months ended June 30, 2019 and 2018 primarily consists of net unrealized gains (losses) recognized during the period on equity securities.
Income tax provision. Our income tax provision for the six months ended June 30, 2019 and 2018 was $1.9 million and $1.1 million, respectively, and reflects quarterly results using our expected effective tax rate.  For the six months ended June 30, 2019, the tax rate differed from the U.S. federal statutory rate of 21% primarily due to the relative mix in earnings and losses in the U.S. versus foreign tax jurisdictions and the impact of certain discrete tax events and operating results in tax jurisdictions which do not result in a tax benefit.
Loss from investments in investees. We have made investments in other early stage companies that we perceive to have valuable proprietary technology and significant potential to create value for us as a shareholder or member. We account for these investments under the equity method of accounting, resulting in the recording of our proportionate share of their losses until our share of their loss exceeds our investment. Until the investees’ technologies are commercialized, if ever, we anticipate they will report a net loss. Loss from investments in investees was $2.1 million and $9.7 million for the six months ended June 30, 2019 and 2018, respectively.

LIQUIDITY AND CAPITAL RESOURCES
At June 30, 2019, we had cash and cash equivalents of approximately $111.1 million. Cash used in operations of $102.6 million during 2019 principally reflects general and administrative expenses in connection with our corporate operations, research and development activities and commercialization activities related to Rayaldee. Cash used in investing activities in 2019 primarily reflects capital expenditures of $6.4 million. Cash provided by financing activities primarily reflects the issuance of the 2025 Notes in February 2019 for net proceeds of $192.5 million, which was partially offset by the redemption of $28.8 million principal amount of 2033 Senior Notes and repayments on BioReference’s line of credit with JPMorgan Chase Bank, N.A. (“CB”). We have not generated sustained positive cash flow sufficient to offset our operating and other expenses and our primary source of cash has been from the public and private placement of stock, the issuance of the 2033 Senior Notes, 2023 Convertible Notes and 2025 Notes and credit facilities available to us.
In February 2019, we issued $200.0 million aggregate principal amount of the 2025 Notes in an underwritten public offering. The 2025 Notes bear interest at a rate of 4.50% per year, payable semiannually in arrears on February 15 and August 15 of each year, beginning on August 15, 2019. The notes mature on February 15, 2025, unless earlier repurchased, redeemed or converted.
Holders may convert their 2025 Notes into shares of Common Stock at their option at any time prior to the close of business on the business day immediately preceding November 15, 2024 only under the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ended on March 31, 2019 (and only during such calendar quarter), if the last reported sale price of our Common Stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the five business day period after any five consecutive trading day period (the “measurement period”) in which the trading price per $1,000 principal amount of 2025 Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of our Common Stock and the conversion rate on each such trading day; (3) if we call any or all of the 2025 Notes for redemption, at any time prior to the close of business on the scheduled trading day immediately preceding the redemption date; or (4) upon the occurrence of specified corporate events set forth in the indenture governing the 2025 Notes. On or after November 15, 2024, until the close of business on the business day immediately preceding the maturity date, holders of the 2025 Notes may convert their notes at any time, regardless of the foregoing circumstances. Upon conversion, we will pay or deliver, as the case may be, cash, shares of our Common Stock, or a combination of cash and shares of our Common Stock, at our election.
The initial and current conversion rate for the 2025 Notes is 236.7424 shares of Common Stock per $1,000 principal amount of 2025 Notes (equivalent to an initial conversion price of approximately $4.22 per share of Common Stock). The conversion rate for the 2025 Notes is subject to adjustment in some events but will not be adjusted for any accrued and unpaid interest.
On November 8, 2018, we entered into stock purchase agreements with certain investors pursuant to which we agreed to sell to such investors in private placements an aggregate of approximately 26.5 million shares of our Common Stock at a purchase price of $3.49 per share, which was the closing bid price of our Common Stock on the NASDAQ on such date, for an aggregate purchase price of $92.5 million. The investors in the private placements included an affiliate of Dr. Phillip Frost, our Chairman and Chief Executive Officer ($70 million), and Dr. Jane Hsiao, our Vice Chairman and Chief Technical Officer ($2 million). We intend to use the proceeds from the private placements for general corporate purposes.
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
As of June 30, 2019, the total availability under our Credit Agreement with CB and our lines of credit with financial institutions in Chile and Spain was $92.7 million, of which $74.0 million was used and outstanding as of June 30, 2019. The weighted average interest rate on these lines of credit was approximately 4.5%. These lines of credit are short-term and are used primarily as a source of working capital. The highest balance at any time during the six months ended June 30, 2019, was $112.4 million. We intend to continue to enter into these lines of credit as needed. There is no assurance that these lines of credit or other funding sources will be available to us on acceptable terms, or at all, in the future.
In the second quarter of 2019, we repaid $39.0 million under our Credit Agreement with CB based on changes in our borrowing base calculation which reduced credit available to us. The repayment was made with cash on hand. As of June 30, 2019, $1.7 million additional funds were available to be borrowed under the Credit Agreement.
On August 6, 2019, BioReference and certain of its subsidiaries entered into Amendment No. 9 to the Credit Agreement, which amended certain definitions in the Credit Agreement and further amended the Credit Agreement to provide that the fixed charge coverage ratio requirement set forth in the Credit Agreement would not be tested for the second quarter and would not be tested for the quarter ending September 30, 2019, subject, in the case of testing for the quarter ending September 30, 2019, to (i) there having been no event of default occurring and (ii) availability under the revolving facility exceeding 10% of the total revolving commitment, subject to certain adjustments, for at least 30 consecutive days ending on September 30, 2019.  The other terms of the Credit Agreement remain unchanged.
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
We are constructing a research, development and manufacturing center in Waterford, Ireland, for which we will incur between $40 million and $50 million for the construction and validation of the facility. Construction of the facility began in the fourth quarter of 2016 with expected completion in 2019. Currently, we plan to fund the project from cash on hand or from third party funding sources that may be available to us. Through June 30, 2019, the cumulative expenditures we incurred to date on the construction of the facility was approximately $39.9 million.
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
In November 2015, BioReference and certain of its subsidiaries entered into a credit agreement with JPMorgan Chase Bank, N.A. (“CB”), as lender and administrative agent, as amended (the “Credit Agreement”). The Credit Agreement provides for a $100.0 million secured revolving credit facility and includes a $20.0 million sub-facility for swingline loans and a $20.0 million sub-facility for the issuance of letters of credit. BioReference may increase the credit facility to up to $275.0 million on a secured basis, subject to the satisfaction of specified conditions. The Credit Agreement matures on November 5, 2020 and is guaranteed by all of BioReference’s domestic subsidiaries. The Credit Agreement is also secured by substantially all assets of BioReference and its domestic subsidiaries, as well as a non-recourse pledge by us of our equity interest in BioReference. Availability under the Credit Agreement is based on a borrowing base comprised of eligible accounts receivables of BioReference and certain of its subsidiaries, as specified therein.
We expect to continue to incur substantial research and development expenses, including expenses related to the hiring of personnel and additional clinical trials. We expect that selling, general and administrative expenses will also increase as we expand our sales, marketing and administrative staff and add infrastructure.
We believe that the cash and cash equivalents on hand at June 30, 2019, the amounts available to be borrowed under our lines of credit and the proceeds from the issuance of the 2025 Notes in February 2019 are sufficient to meet our anticipated cash requirements for operations and debt service beyond the next 12 months. We based this estimate on assumptions that may prove to be wrong or are subject to change, and we may be required to use our available cash resources sooner than we currently expect. If we acquire additional assets or companies, accelerate our product development programs or initiate additional clinical trials, we will need additional funds. Our future cash requirements will depend on a number of factors, including our relationship with Pfizer, the commercial success of Rayaldee, BioReference’s financial performance, possible acquisitions, the continued progress of research and development of our product candidates, the timing and outcome of clinical trials and regulatory approvals, the costs involved in preparing, filing, prosecuting, maintaining, defending, and enforcing patent claims and other intellectual property rights, the status of competitive products, the availability of financing, our success in developing markets for our product candidates and results of government investigations, payor claims, and legal proceedings that may arise, including, without limitation class action and derivative litigation to which we are subject, and our ability to obtain insurance coverage for such claims. If we are not able to secure additional funding when needed, we may have to delay, reduce the scope of, or eliminate one or more of our clinical trials or research and development programs or possible acquisitions or reduce our marketing or sales efforts or cease operations.
The following table provides information as of June 30, 2019, with respect to the amounts and timing of our known contractual obligation payments due by period.

Contractual obligations (In thousands)	Remaining six months ending December 31, 2019	2020	2021	2022	2023	Thereafter	Total
Open purchase orders	$69,515	$260	$34	$9	$—	$—	$69,818
Operating leases	7,880	9,685	5,987	3,154	1,849	1,493	30,048
Finance leases	1,509	2,549	1,893	945	365	419	7,680
2033 Senior Notes, 2025 and 2023 Convertible Notes	—	—	—	—	3,050	199,432	202,482
Deferred payments	5,000	—	—	—	—	—	5,000
Mortgages and other debts payable	1,595	735	701	491	299	248	4,069
Lines of credit	5,357	68,458	—	—	—	—	73,815
Interest commitments	35	851	33	17	340	64,274	65,550
Total	$90,891	$82,538	$8,648	$4,616	$5,903	$265,866	$458,462
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
At June 30, 2019, we had cash and cash equivalents of $111.1 million. The weighted average interest rate related to our cash and cash equivalents for the six months ended June 30, 2019 was less than 1%. As of June 30, 2019, the principal outstanding balance under BioReference’s Credit Agreement with CB and our Chilean and Spanish lines of credit was $74.0 million in the aggregate at a weighted average interest rate of approximately 4.5%.
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

Item 4. Controls and Procedures
Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, management concluded that our disclosure controls and procedures were effective as of June 30, 2019.
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

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
We are, from time to time, party to various legal proceedings arising out of our business. During the reporting period, covered by this Quarterly Report on Form 10-Q, except as set forth below, there have been no material changes to the description of legal proceedings set forth in our Annual Report on Form 10-K for the year ended December 31, 2018 (the “Annual Report”), as updated by our Quarterly Report on Form 10-Q for the quarter ended March 31, 2019. The following should be read in conjunction with the information provided in Part I, Item 3 of our Annual Report.

See Note 11 to the interim unaudited consolidated financial statements for information regarding the status of legal proceedings involving the Company.

Item 1A. Risk Factors

The information technology systems that we rely on may be subject to unauthorized tampering, cyberattack or other data security incidents that could impact our billing processes or disrupt our operations.
In addition to our internal information technology systems, we rely on the IT systems of certain third parties to whom we outsource certain of our services or functions, or with whom we store confidential information, including patient data. These IT systems are subject to potential cyberattacks or other security breaches. If such attacks are successful, they could disrupt our operations and result in unauthorized persons gaining access to confidential or proprietary information. A breach or security incident affecting these third parties could harm our business, results of operations and reputation and subject us to liability.

On June 3, 2019, the Company reported that Retrieval-Masters Creditors Bureau, Inc. d/b/a American Medical Collection Agency (“AMCA”), informed BioReference about unauthorized activity on AMCA’s web payment page (the “AMCA Incident”) which occurred between August 1, 2018, and March 30, 2019. AMCA is an external collection agency that has been used in the past by BioReference and other healthcare companies. AMCA advised that AMCA’s affected system includes information provided by BioReference that may have included patient name, date of birth, address, phone, date of service, provider, and balance information. In addition, the affected AMCA system also included credit card information, bank account information (but no passwords or security questions) and email addresses that were provided by the consumer to AMCA. AMCA has advised BioReference that no Social Security Numbers were compromised, and BioReference provided no laboratory results or diagnostic information to AMCA. AMCA has also informed us that information pertaining to other laboratories’ customers was also affected. BioReference has not sent any collection requests to AMCA since October 2018, and it will not send any new collection requests to AMCA. In addition, BioReference has requested that AMCA cease continuing to work on any pending collection requests involving BioReference patients.

Although the Company has security measures implemented, cyber attacks and threats against us and our third-party providers continue to evolve and are often not recognized until such attacks are launched against a potential target. There can be no assurance that the Company or its third-party providers can anticipate all future attacks, viruses or intrusions, implement adequate preventative measures, nor remediate any security vulnerabilities. Such breaches could expose our or our third party providers’ IT systems to attack, which could result in disruption of our business, and compromise our customers’ confidential information, result in litigation and potential liability for the Company, government investigation, significant damage to our reputation or otherwise adversely affect our business. Any mitigation or remediation efforts that we undertake may require expenditures of significant resources and the diversion of the attention of management.

We have taken, and continue to take, precautionary measures to reduce the risk of, and detect and respond to, future cyber threats, and prevent or minimize vulnerabilities in our IT systems. We have also taken, and will continue to take, measures to assess the cybersecurity protections implemented by our third-party providers. There can be no assurances that our precautionary measures or measures used by our third-party providers will prevent, contain or successfully defend against cyber or information security threats that could have a significant impact on our business, results of operations and reputation and subject us to liability.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not Applicable.
Item 5. Other Information

None.

Item 6. Exhibits

Exhibit 3.1(1)	Amended and Restated Certificate of Incorporation.
Exhibit 31.1
Certification by Phillip Frost, Chief Executive Officer, pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended June 30, 2019.

Exhibit 31.2
Certification by Adam Logal, Chief Financial Officer, pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended June 30, 2019.

Exhibit 32.1
Certification by Phillip Frost, Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended June 30, 2019.

Exhibit 32.2
Certification by Adam Logal, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended June 30, 2019.

Exhibit 101.INS	XBRL Instance Document
Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document
Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document
Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Filed with the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 21, 2019 and incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 7, 2019	OPKO Health, Inc.

/s/ Adam Logal
Adam Logal
Senior Vice President, Chief Financial Officer,
Chief Accounting Officer and Treasurer