Form 10-Q
period 2019-09-30
Opko Health, Inc.
filed 2019-11-05
CIK 944809

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019.
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to                     .
Commission file number 001-33528

OPKO Health, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	75-2402409
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

4400 Biscayne Blvd.
Miami	FL	33137
(Address of Principal Executive Offices) (Zip Code)

(305)	575-4100
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, par value $0.01 per share	OPK	NASDAQ Global Select Market

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  NO
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    ☒  Yes    ☐  NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company”
in Rule 12b-2 of the Exchange Act:

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

As of October 30, 2019, the registrant had 665,600,775 shares of Common Stock outstanding.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains “forward-looking statements,” as that term is defined under the Private Securities Litigation Reform Act of 1995 (“PSLRA”), Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements include statements about our expectations, beliefs or intentions regarding our product development efforts, business, financial condition, results of operations, strategies or prospects. You can identify forward-looking statements by the fact that these statements do not relate strictly to historical or current matters. Rather, forward-looking statements relate to anticipated or expected events, activities, trends or results as of the date they are made. Because forward-looking statements relate to matters that have not yet occurred, these statements are inherently subject to risks and uncertainties that could cause our actual results to differ materially from any future results expressed or implied by the forward-looking statements. Many factors could cause our actual activities or results to differ materially from the activities and results anticipated in forward-looking statements. These factors include those described below and in “Item 1A-Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2018 and this Quarterly Report on Form 10-Q, and described from time to time in our other filings with the Securities and Exchange Commission (“SEC”). We do not undertake any obligation to update forward-looking statements, except to the extent required by applicable law. We intend that all forward-looking statements be subject to the safe-harbor provisions of the PSLRA. These forward-looking statements are only predictions and reflect our views as of the date they are made with respect to future events and financial performance.

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

•	the risks inherent in developing, obtaining regulatory approvals for and commercializing new, commercially viable and competitive products and treatments;

•	our research and development activities may not result in commercially viable products;

•	that earlier clinical results of effectiveness and safety may not be reproducible or indicative of future results;

•	the success of our relationship with Pfizer;

•	that we may fail to obtain regulatory approval for hGH-CTP or successfully commercialize Rayaldee and hGH-CTP;

•	that we may not generate profits or cash flow from our laboratory operations or substantial revenue from Rayaldee and our pharmaceutical and diagnostic products;

•	availability of insurance coverage with respect to material litigation matters;

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

•	the performance of our third-party distribution partners, licensees and manufacturers over which we have limited control;

•	our success is dependent on the involvement and continued efforts of our Chairman and Chief Executive Officer;

•	integration challenges for acquired businesses;

•	changes in regulation and policies in the United States (“U.S.”) and other countries, including increasing downward pressure on healthcare reimbursement;

•	our ability to manage our growth and our expanded operations;

•	increased competition, including price competition;

•	changing relationships with payors, including the various state and multi-state Blues programs, suppliers and strategic partners;

•	efforts by third-party payors to reduce utilization and reimbursement for clinical testing services;

•	our ability to maintain reimbursement coverage for our products and services, including the 4Kscore test;

•	failure to timely or accurately bill and collect for our services;

•	failure in our information technology systems or those of our third party vendors, including cybersecurity attacks or other data security or privacy incidents;

•	failure to obtain and retain new clients and business partners, or a reduction in tests ordered or specimens submitted by existing clients;

•	failure to establish, and perform to, appropriate quality standards to assure that the highest level of quality is observed in the performance of our testing services;

•	failure to maintain the security of patient-related information;

•	our ability to obtain and maintain intellectual property protection for our products;

•	our ability to defend our intellectual property rights with respect to our products;

•	our ability to operate our business without infringing the intellectual property rights of others;

•	our ability to attract and retain key scientific and management personnel;

•	the risk that the carrying value of certain assets may exceed the fair value of the assets causing us to impair goodwill or other intangible assets;

•	failure to obtain and maintain regulatory approval outside the U.S.; and

•	legal, economic, political, regulatory, currency exchange, and other risks associated with international operations.

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

OPKO Health, Inc. and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share and per share data)

	September 30, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$64,667	$96,473
Accounts receivable, net	140,765	143,907
Inventory, net	50,109	42,299
Other current assets and prepaid expenses	37,301	35,052
Total current assets	292,842	317,731
Property, plant and equipment, net	128,519	144,674
Intangible assets, net	564,310	614,452
In-process research and development	635,000	635,572
Goodwill	695,798	700,193
Investments	11,695	31,228
Operating lease right-of-use assets	35,826	—
Other assets	5,528	7,222
Total assets	$2,369,518	$2,451,072
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$77,296	$47,395
Accrued expenses	172,734	203,513
Current maturities of operating leases	12,921	—
Current portion of convertible notes	—	31,562
Current portion of lines of credit and notes payable	7,187	5,851
Total current liabilities	270,138	288,321
Operating lease liabilities	23,318	—
Convertible notes	208,695	57,299
Deferred tax liabilities, net	113,479	115,193
Other long-term liabilities, principally contract liabilities, contingent consideration and line of credit	111,959	198,968
Total long-term liabilities	457,451	371,460
Total liabilities	727,589	659,781
Equity:
Common Stock - $0.01 par value, 1,000,000,000 and 750,000,000 shares authorized at September 30, 2019 and December 31, 2018, respectively; 616,150,952 and 586,881,720 shares issued at September 30, 2019 and December 31, 2018, respectively	6,162	5,869
Treasury Stock - 549,907 and 549,907 shares at September 30, 2019 and December 31, 2018, respectively	(1,791)	(1,791)
Additional paid-in capital	3,065,059	3,004,422
Accumulated other comprehensive loss	(28,774)	(20,131)
Accumulated deficit	(1,398,727)	(1,197,078)
Total shareholders’ equity	1,641,929	1,791,291
Total liabilities and equity	$2,369,518	$2,451,072

The accompanying unaudited Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

OPKO Health, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except share and per share data)

	For the three months ended September 30,		For the nine months ended September 30,
	2019	2018	2019	2018
Revenues:
Revenue from services	$181,139	$202,811	$538,488	$630,180
Revenue from products	26,161	25,395	80,143	81,769
Revenue from transfer of intellectual property and other	21,472	21,609	58,961	56,463
Total revenues	228,772	249,815	677,592	768,412
Costs and expenses:
Cost of service revenue	126,348	137,347	386,329	411,196
Cost of product revenue	15,573	13,609	43,874	43,909
Selling, general and administrative	80,542	84,071	264,175	263,242
Research and development	30,017	30,160	94,832	92,258
Contingent consideration	(1,109)	1,193	(78)	(12,406)
Amortization of intangible assets	16,412	16,899	49,393	51,397
Asset impairment charges	—	—	655	—
Total costs and expenses	267,783	283,279	839,180	849,596
Operating loss	(39,011)	(33,464)	(161,588)	(81,184)
Other income and (expense), net:
Interest income	350	43	1,477	111
Interest expense	(5,792)	(2,944)	(16,048)	(7,933)
Fair value changes of derivative instruments, net	(21)	(155)	6	3,489
Other income (expense), net	(15,470)	(824)	(20,367)	9,653
Other income and (expense), net	(20,933)	(3,880)	(34,932)	5,320
Loss before income taxes and investment losses	(59,944)	(37,344)	(196,520)	(75,864)
Income tax benefit (provision)	(1,769)	11,563	(3,636)	10,437
Net loss before investment losses	(61,713)	(25,781)	(200,156)	(65,427)
Loss from investments in investees	(294)	(1,874)	(2,419)	(11,542)
Net loss	$(62,007)	$(27,655)	$(202,575)	$(76,969)
Loss per share, basic and diluted:
Loss per share	$(0.11)	$(0.05)	$(0.35)	$(0.14)
Weighted average common shares outstanding, basic and diluted	586,351,045	559,786,382	586,348,791	559,601,097

The accompanying unaudited Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

OPKO Health, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)
(In thousands)

	For the three months ended September 30,		For the nine months ended September 30,
	2019	2018	2019	2018
Net loss	$(62,007)	$(27,655)	$(202,575)	$(76,969)
Other comprehensive income (loss), net of tax:
Change in foreign currency translation and other comprehensive income (loss)	(8,423)	(134)	(8,643)	(7,734)
Investments:
Reclassification adjustment due to adoption of ASU 2016-01	—	—	—	(4,876)
Comprehensive loss	$(70,430)	$(27,789)	$(211,218)	$(89,579)

The accompanying unaudited Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
(In thousands, except share and per share data)
For the three and nine months ended September 30, 2019

	Common Stock		Treasury		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Shares	Dollars	Shares	Dollars
Balance at June 30, 2019	616,150,952	$6,162	(549,907)	$(1,791)	$3,061,631	$(20,351)	$(1,336,720)	$1,708,931
Equity-based compensation expense	—	—	—	—	3,428	—	—	3,428
Exercise of Common Stock options and warrants	—	—	—	—	—	—	—	—
Adoption of ASU 2018-07	—	—	—	—	—	—	—	—
2025 convertible notes including share lending arrangement	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	(62,007)	(62,007)
Other comprehensive loss	—	—	—	—	—	(8,423)	—	(8,423)
Balance at September 30, 2019	616,150,952	$6,162	(549,907)	$(1,791)	$3,065,059	$(28,774)	$(1,398,727)	$1,641,929

	Common Stock		Treasury		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Shares	Dollars	Shares	Dollars
Balance at December 31, 2018	586,881,720	$5,869	(549,907)	$(1,791)	$3,004,422	$(20,131)	$(1,197,078)	$1,791,291
Equity-based compensation expense	—	—	—	—	11,007	—	—	11,007
Exercise of Common Stock options and warrants	19,232	—	—	—	(3)	—	—	(3)
Adoption of ASU 2018-07	—	—	—	—	(926)	—	926	—
2025 convertible notes including share lending arrangement	29,250,000	293	—	—	50,559	—	—	50,852
Net loss	—	—	—	—	—	—	(202,575)	(202,575)
Other comprehensive loss	—	—	—	—	—	(8,643)	—	(8,643)
Balance at September 30, 2019	616,150,952	$6,162	(549,907)	$(1,791)	$3,065,059	$(28,774)	$(1,398,727)	$1,641,929

The accompanying unaudited Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
(In thousands, except share and per share data)
For the three and nine months ended September 30, 2018

	Common Stock		Treasury		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Shares	Dollars	Shares	Dollars
Balance at June 30, 2018	560,169,422	$5,602	(549,907)	$(1,791)	$2,901,086	$(13,004)	$(1,093,353)	$1,798,540
Equity-based compensation expense	—	—	—	—	5,077	—	—	5,077
Exercise of Common Stock options and warrants	208,000	2	—	—	854	—	—	856
Adoption of ASU 2016-01	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	(27,655)	(27,655)
Other comprehensive loss	—	—	—	—	—	(134)	—	(134)
Balance at September 30, 2018	560,377,422	$5,604	(549,907)	$(1,791)	$2,907,017	$(13,138)	$(1,121,008)	$1,776,684

	Common Stock		Treasury		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Shares	Dollars	Shares	Dollars
Balance at December 31, 2017	560,023,745	$5,600	(549,907)	$(1,791)	$2,889,256	$(528)	$(1,048,914)	$1,843,623
Equity-based compensation expense	—	—	—	—	16,591	—	—	16,591
Exercise of Common Stock options and warrants	353,677	4	—	—	1,170	—	—	1,174
Adoption of ASU 2016-01	—	—	—	—	—	(4,876)	4,876	—
Net loss	—	—	—	—	—	—	(76,969)	(76,969)
Other comprehensive loss	—	—	—	—	—	(7,734)	—	(7,734)
Balance at September 30, 2018	560,377,422	$5,604	(549,907)	$(1,791)	$2,907,017	$(13,138)	$(1,121,007)	$1,776,685

The accompanying unaudited Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

OPKO Health, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	For the nine months ended September 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(202,575)	$(76,969)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	71,281	73,440
Non-cash interest	4,558	3,559
Amortization of deferred financing costs	506	155
Losses from investments in investees	2,419	11,542
Equity-based compensation – employees and non-employees	11,007	16,591
Realized loss (gain) on disposal of fixed assets and sales of equity securities	1,455	34
Change in fair value of equity securities and derivative instruments	17,178	(14,346)
Change in fair value of contingent consideration	(78)	(12,406)
Impairment of assets	655	—
Deferred income tax (benefit) provision	2,065	(14,541)
Changes in assets and liabilities, net of the effects of acquisitions:
Accounts receivable, net	3,257	7,701
Inventory, net	(9,543)	4,057
Other current assets and prepaid expenses	(2,556)	(4,304)
Other assets	240	(4,633)
Accounts payable	30,597	(9,329)
Foreign currency measurement	147	57
Contract liabilities	(56,860)	(50,531)
Accrued expenses and other liabilities	(238)	(4,559)
Net cash used in operating activities	(126,485)	(74,482)
Cash flows from investing activities:
Investments in investees	(1,200)	(1,000)
Proceeds from sale of equity securities	—	1,516
Proceeds from the sale of property, plant and equipment	552	1,070
Capital expenditures	(8,866)	(24,823)
Net cash used in investing activities	(9,514)	(23,237)
Cash flows from financing activities:
Issuance of convertible notes, including to related parties	200,293	55,000
Debt issuance costs	(7,762)	—
Proceeds from the exercise of Common Stock options and warrants	(3)	1,173
Borrowings on lines of credit	99,353	22,468
Repayments of lines of credit	(158,477)	(28,435)
Redemption of 2033 Senior Notes	(28,800)	—
Net cash provided by financing activities	104,604	50,206
Effect of exchange rate changes on cash and cash equivalents	(411)	(268)
Net increase (decrease) in cash and cash equivalents	(31,806)	(47,781)
Cash and cash equivalents at beginning of period	96,473	91,499
Cash and cash equivalents at end of period	$64,667	$43,718
SUPPLEMENTAL INFORMATION:
Interest paid	$11,084	$1,631
Income taxes paid, net of refunds	$3,103	$3,883
Operating lease right-of-use assets due to adoption of ASU No. 2016-02	$35,826	$—
Operating lease liabilities due to adoption of ASU No. 2016-02	$36,239	$—
Non-cash financing:
Shares issued upon the conversion of:
Common Stock options and warrants, surrendered in net exercise	$20	$806

The accompanying unaudited Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

OPKO Health, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
NOTE 1 BUSINESS AND ORGANIZATION
We are a diversified healthcare company that seeks to establish industry-leading positions in large and rapidly growing medical markets. Our diagnostics business includes BioReference Laboratories, Inc. (“BioReference”), one of the nation’s largest full service laboratories with a core genetic testing business and an almost 300-person sales and marketing team focused on driving growth and leveraging new products, including the 4Kscore prostate cancer test. Our pharmaceutical business features Rayaldee, an FDA-approved treatment for secondary hyperparathyroidism (“SHPT”) in adults with stage 3 or 4 chronic kidney disease (“CKD”) and vitamin D insufficiency (launched in November 2016); OPK88004, a selective androgen receptor modulator which we are exploring for various potential indications; and OPK88003, a once or twice weekly oxyntomodulin for type 2 diabetes and obesity which is a clinically advanced drug candidate among the new class of GLP-1 glucagon receptor dual agonists (phase 2b). Our pharmaceutical business also features hGH-CTP, a once-weekly human growth hormone that recently completed a phase 3 trial partnered with Pfizer Inc. (“Pfizer”). We are incorporated in Delaware, and our principal executive offices are located in leased offices in Miami, Florida.
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
We operate established pharmaceutical platforms in Ireland, Chile, Spain, and Mexico, which currently generate revenue and which we expect to facilitate future market entry for our products currently in development. In addition, we have a development and commercial supply pharmaceutical company and a global supply chain operation and holding company in Ireland. We own a specialty active pharmaceutical ingredients (“APIs”) manufacturer in Israel, which we expect will facilitate the development of our pipeline of molecules and compounds for our molecular diagnostic and therapeutic products.
Our research and development activities are primarily performed at facilities in Miramar, FL, Woburn, MA, Waterford, Ireland, Kiryat Gat, Israel, and Barcelona, Spain.

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of presentation. The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring adjustments or adjustments otherwise disclosed herein) considered necessary to present fairly the Company’s results of operations, financial position and cash flows have been made. The results of operations and cash flows for the three and nine months ended September 30, 2019 are not necessarily indicative of the results of operations and cash flows that may be reported for the remainder of 2019 or any other future periods. The unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2018.
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
Inventories. Inventories are valued at the lower of cost and net realizable value. Cost is determined by the first-in, first-out method. We consider such factors as the amount of inventory on hand, estimated time required to sell such inventories, remaining shelf-life, and current market conditions to determine whether inventories are stated at the lower of cost and net realizable value. Inventories at our diagnostics segment consist primarily of purchased laboratory supplies, which is used in our testing laboratories. Inventory obsolescence expense for the nine months ended September 30, 2019 and 2018 was $1.4 million and $1.5 million, respectively.
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
Goodwill and intangible assets. Goodwill represents the difference between the purchase price and the estimated fair value of the net assets acquired accounted for by the acquisition method of accounting. Refer to Note 4. Goodwill, in-process research and development (“IPR&D”) and other intangible assets acquired in business combinations, licensing and other transactions at September 30, 2019 and December 31, 2018 was $1.9 billion and $2.0 billion, respectively.
Assets acquired and liabilities assumed in business combinations, licensing and other transactions are generally recognized at the date of acquisition at their respective fair values. We determined the fair value of intangible assets, including IPR&D, using the “income method.”
Goodwill is tested annually for impairment and additionally if events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable, by assessing qualitative factors or performing a quantitative analysis in determining whether it is more likely than not that its fair value exceeds the carrying value.
Estimating the fair value of a reporting unit for goodwill impairment is highly sensitive to changes in projections and assumptions; therefore, in some instances, changes in these assumptions could potentially lead to impairment. We perform sensitivity analyses around our assumptions in order to assess the reasonableness of the assumptions and the results of our testing. Ultimately, potential changes in these assumptions may impact the estimated fair value of a reporting unit and result in an impairment if the fair value of such reporting unit is less than its carrying value.
We believe that our estimates and assumptions are reasonable and otherwise consistent with assumptions that marketplace participants would use in their estimates of fair value. However, if actual results are not consistent with our estimates and assumptions, then we may be exposed to an impairment charge, which could be material. For the nine month period ending September 30, 2019, the results of operations of our BioReference reporting unit were below management’s long-term forecast of expected cash flows for the year ending December 31, 2019 due to a change in reimbursement coverage for our 4Kscore test and other market factors. If we are unable to obtain appropriate reimbursement for our 4Kscore test and experience sustained declines in operating results versus forecast, then our estimates of the fair value of the BioReference reporting unit may change. If the fair value of the reporting unit falls below carrying value, then we would record impairment of goodwill at BioReference and such impairment could be significant.
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
The cost and duration of the development project for hGH-CTP have exceeded our original estimates and will result in additional expenses beyond our estimates and the development cap agreed between us and Pfizer. If we are unable to reach an agreement with Pfizer regarding cost sharing for overruns, as well as other obligations, including development obligations, it could have a material adverse impact on the expected benefits of our arrangement with Pfizer. If we are unable to successfully develop or obtain regulatory approval for hGH-CTP, or if changes in projections and assumptions negatively impact our forecast of net cash flows, then we may be exposed to a material impairment charge related to the IPR&D for hGH-CTP.
Impairment analysis and measurement is a process that requires significant judgment. Our stock price and any estimated control premium are significant qualitative factors affecting the assessment of fair value for purposes of performing our impairment assessment. Our stock price and public market capitalization has experienced volatility in the past and during 2019, our public market capitalization decreased to a value below the net book carrying value of our equity. In October 2019, our stock price also experienced a substantial decline. A significant sustained decline in our stock price and market capitalization can be a positive indicator of impairment. While no impairment was recorded as a result of the interim impairment evaluation, it is possible that a material change could occur in the future.
We amortize intangible assets with definite lives on a straight-line basis over their estimated useful lives, ranging from 3 to 20 years. We use the straight-line method of amortization as there is no reliably determinable pattern in which the economic benefits of our intangible assets are consumed or otherwise used up. Amortization expense was $49.4 million and $51.4 million for the nine months ended September 30, 2019 and 2018, respectively.
Fair value measurements. The carrying amounts of our cash and cash equivalents, accounts receivable, accounts payable and short-term debt approximate their fair value due to the short-term maturities of these instruments. Investments that are considered equity securities as of September 30, 2019 and December 31, 2018 are predominately carried at fair value. Our debt under our credit agreement with JPMorgan Chase Bank, N.A. approximates fair value due to the variable rate of interest.
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
Derivative financial instruments. We record derivative financial instruments on our Condensed Consolidated Balance Sheet at their fair value and recognize the changes in the fair value in our Condensed Consolidated Statement of Operations when they occur, the only exception being derivatives that qualify as hedges. For the derivative instrument to qualify as a hedge, we are required to meet strict hedge effectiveness and contemporaneous documentation requirements at the initiation of the hedge and assess the hedge effectiveness on an ongoing basis over the life of the hedge. At September 30, 2019 and December 31, 2018, our foreign currency forward contracts held to economically hedge inventory purchases did not meet the documentation requirements to be designated as hedges. Accordingly, we recognize all changes in the fair values of our derivatives instruments, net, in our Condensed Consolidated Statement of Operations. Refer to Note 9.
Property, plant and equipment. Property, plant and equipment are recorded at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets and includes amortization expense for assets capitalized under finance leases. The estimated useful lives by asset class are as follows: software - 3 years, machinery, medical and other equipment - 5-8 years, furniture and fixtures - 5-12 years, leasehold improvements - the lesser of their useful life or the lease term, buildings and improvements - 10-40 years, and automobiles - 3-5 years. Expenditures for repairs and maintenance are charged to expense as incurred. Depreciation expense was $21.9 million and $22.0 million for the nine months ended September 30, 2019 and 2018, respectively. Assets held under finance leases are included within Property, plant and equipment, net in our Condensed Consolidated Balance Sheet and are amortized over the shorter of their useful lives or the expected term of their related leases.
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
We operate in various countries and tax jurisdictions globally.  For interim reporting purposes, we record income taxes based on the expected effective income tax rate, taking into consideration year to date and global forecasted tax results.  For the three and nine months ended September 30, 2019, the tax rate differed from the U.S. federal statutory rate of 21% primarily due to the valuation allowance against certain U.S. and non-U.S. deferred tax assets, the relative mix in earnings and losses in the U.S. versus foreign tax jurisdictions, and the impact of certain discrete tax events and operating results in tax jurisdictions which do not result in a tax benefit.
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
While we have receivables due from federal and state governmental agencies, we do not believe that such receivables represent a credit risk because the related healthcare programs are funded by federal and state governments, and payment is primarily dependent upon submitting appropriate documentation. At September 30, 2019 and December 31, 2018, receivable balances (net of contractual adjustments) from Medicare and Medicaid were 10.1% and 7.4%, respectively, of our consolidated Accounts receivable, net.
The portion of our accounts receivable due from individual patients comprises the largest portion of credit risk. At September 30, 2019 and December 31, 2018, receivables due from patients represented approximately 2.3% and 2.9%, respectively, of our consolidated Accounts receivable, net.
We assess the collectability of accounts receivable balances by considering factors such as historical collection experience, customer credit worthiness, the age of accounts receivable balances, regulatory changes and current economic conditions and trends that may affect a customer’s ability to pay. Actual results could differ from those estimates. The allowance for doubtful accounts was $1.8 million and $1.8 million at September 30, 2019 and December 31, 2018, respectively. The provision for bad debts for the nine months ended September 30, 2019 and 2018 was $0.3 million and $0.6 million, respectively.
Equity-based compensation. We measure the cost of services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is recognized in the Condensed Consolidated Statement of Operations over the period during which an employee is required to provide service in exchange for the award. We record excess tax benefits realized from the exercise of stock options as cash flows from operations. During the nine months ended September 30, 2019 and 2018, we recorded $11.0 million and $16.6 million, respectively, of equity-based compensation expense.
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
Segment reporting. Our chief operating decision-maker (“CODM”) is Phillip Frost, M.D., our Chairman and Chief Executive Officer. Our CODM reviews our operating results and operating plans and makes resource allocation decisions on a Company-wide or aggregate basis. We manage our operations in two reportable segments, pharmaceutical and diagnostics. The pharmaceutical segment consists of our pharmaceutical operations in Chile, Mexico, Ireland, Israel and Spain, Rayaldee product sales and our pharmaceutical research and development. The diagnostics segment primarily consists of clinical laboratory operations through BioReference and point-of-care operations. There are no significant inter-segment sales. We evaluate the performance of each segment based on operating profit or loss. There is no inter-segment allocation of interest expense or income taxes. Refer to Note 14.
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
In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-02, “Leases (Topic 842),” which requires organizations that lease assets with lease terms of more than 12 months to recognize assets and liabilities for the rights and obligations created by those leases on their balance sheets. ASU 2016-02, as amended and codified under Topic 842, requires new qualitative and quantitative disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. As required, we adopted Topic 842 on January 1, 2019 and used the modified retrospective approach for all lease arrangements at the beginning or the period of adoption. Results for reporting periods beginning January 1, 2019 are presented under Topic 842, while prior period amounts were not adjusted and continue to be reported in accordance our historic accounting under ASC 840.
For leases that commenced before the effective date of Topic 842, we elected the use of permitted practical expedients and did not reassess the following: (i) whether any expired or existing contracts contain leases; (ii) the lease classification for any expired or existing leases; and (iii) initial direct costs for any existing leases. We also elected the policy of not recording leases on our Condensed Consolidated Balance Sheet when the leases have terms of 12 months or less, and we elected not to separate nonlease components from lease components and instead account for each separate lease component and the nonlease components associated with that lease component as a single lease component.
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

NOTE 3 EARNINGS (LOSS) PER SHARE
Basic loss per share is computed by dividing our net loss by the weighted average number of shares of our common stock par value $0.01 per share (“Common Stock”) outstanding during the period. Shares of Common Stock outstanding under the share lending arrangement entered into in conjunction with the 2025 Notes (as defined in Note 6) are excluded from the calculation of basic and diluted earnings per share because the borrower of the shares is required under the share lending arrangement to refund any dividends paid on the shares lent. Refer to Note 6. For diluted earnings per share, the dilutive impact of stock options and warrants is determined by applying the “treasury stock” method. The dilutive impact of the 2033 Senior Notes, the 2023 Convertible Notes and the 2025 Notes (each, as defined herein and as discussed in Note 6) has been considered using the “if converted” method. For periods in which their effect would be antidilutive, no effect is given to outstanding options, warrants or the potentially dilutive shares issuable pursuant to the 2033 Senior Notes, the 2023 Convertible Notes and the 2025 Notes in the dilutive computation.
A total of 69,072,430 and 65,778,754 potential shares of Common Stock were excluded from the calculation of diluted net loss per share for the three and nine months ended September 30, 2019, respectively, because their inclusion would be antidilutive. A full presentation of diluted earnings per share has not been provided because the required adjustments to the numerator and denominator resulted in diluted earnings per share equivalent to basic earnings per share.
During the three months ended September 30, 2019, no Common Stock options or Common Stock warrants to purchase shares of our Common Stock were exercised, resulting in the issuance of no shares of Common Stock.
During the nine months ended September 30, 2019, an aggregate of 24,877 options and warrants to purchase shares of our Common Stock were exercised, resulting in the issuance of 19,232 shares of Common Stock. Of the 24,877 Common Stock options and Common Stock warrants exercised, 5,645 shares of Common Stock were surrendered in lieu of a cash payment via the net exercise feature of the applicable option and warrant agreements.
During the three months ended September 30, 2018, an aggregate of 208,000 options and warrants to purchase shares of our Common Stock were exercised, resulting in the issuance of 208,000 shares of Common Stock. Of the 208,000 Common Stock options and Common Stock warrants exercised, no shares of Common Stock were surrendered in lieu of a cash payment via the net exercise feature of the applicable option and warrant agreements.
During the nine months ended September 30, 2018, an aggregate of 540,000 options and warrants to purchase shares of our Common Stock were exercised, resulting in the issuance of 353,677 shares of Common Stock. Of the 540,000 Common Stock options and Common Stock warrants exercised, 186,323 shares of Common Stock were surrendered in lieu of a cash payment via the net exercise feature of the applicable option and warrant agreements.

NOTE 4 COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS

(In thousands)	September 30, 2019	December 31, 2018
Accounts receivable, net:
Accounts receivable	$142,605	$145,665
Less: allowance for doubtful accounts	(1,840)	(1,758)
	$140,765	$143,907
Inventories, net:
Consumable supplies	$23,022	$23,264
Finished products	22,137	15,259
Work in-process	3,239	2,473
Raw materials	4,264	4,259
Less: inventory reserve	(2,553)	(2,956)
	$50,109	$42,299
Other current assets and prepaid expenses:
Taxes recoverable	19,705	15,708
Other receivables	194	2,368
Prepaid supplies	8,915	9,693
Prepaid insurance	5,160	3,436
Other	3,327	3,847
	$37,301	$35,052
Intangible assets, net:
Customer relationships	$444,524	$446,296
Technologies	340,539	340,729
Trade names	49,779	50,404
Licenses	5,766	5,766
Covenants not to compete	16,314	16,322
Product registrations	7,554	7,861
Other	5,974	5,613
Less: accumulated amortization	(306,140)	(258,539)
	$564,310	$614,452
Accrued expenses:
Contract liabilities	$30,951	$63,503
Employee benefits	34,138	45,621
Clinical trials	9,975	10,401
Contingent consideration	2,375	2,375
Finance leases short-term	2,983	3,280
Milestone payment	5,000	4,871
Professional fees	2,877	7,935
Other	84,435	65,527
	$172,734	$203,513

(In thousands)	September 30, 2019	December 31, 2018
Other long-term liabilities:
Contract liabilities	$3,257	$27,566
Line of credit	50,644	105,198
Contingent consideration	22,084	22,162
Mortgages and other debts payable	4,091	4,654
Finance leases long-term	4,325	5,620
Other	27,558	33,768
	$111,959	$198,968

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
The changes in value of the intangible assets and goodwill during the nine months ended September 30, 2019 were primarily due to foreign currency fluctuations between the Chilean Peso, the Euro and the Shekel against the U.S. dollar.
The following table summarizes the changes in Goodwill during the nine months ended September 30, 2019.

	2019
(In thousands)	Balance at January 1	Foreign exchange and other	Balance at September 30th
Pharmaceuticals
CURNA	$4,827	$—	$4,827
EirGen	85,245	(3,933)	81,312
FineTech	—	—	—
OPKO Chile	4,614	(212)	4,402
OPKO Biologics	139,784	—	139,784
OPKO Health Europe	7,546	(348)	7,198
OPKO Renal	2,069	—	2,069
Transition Therapeutics	3,322	98	3,420

Diagnostics
BioReference	401,821	—	401,821
OPKO Diagnostics	17,977	—	17,977
OPKO Lab	32,988	—	32,988
	$700,193	$(4,395)	$695,798

NOTE 5 INVESTMENTS
Investments
The following table reflects the accounting method, carrying value and underlying equity in net assets of our unconsolidated investments as of September 30, 2019:

(in thousands)
Investment type	Investment Carrying Value	Underlying Equity in Net Assets
Equity method investments	$1,448	$10,268
Variable interest entity, equity method	963	—
Equity securities	9,129
Equity securities with no readily determinable fair value	35
Warrants and options	120
Total carrying value of investments	$11,695
Equity method investments
Our equity method investments consist of investments in Pharmsynthez (ownership 9%), Cocrystal Pharma, Inc. (“COCP”) (8%), Non-Invasive Monitoring Systems, Inc. (“NIMS”) (1%), Neovasc, Inc. (“Neovasc”) (4%), InCellDx, Inc. (“InCellDx”) (29%), BioCardia, Inc. (“BioCardia”) (5%), and Xenetic Biosciences, Inc. (“Xenetic”) (5%). The total assets, liabilities, and net losses of our equity method investees as of and for the nine months ended September 30, 2019 were $184.9 million, $59.9 million, and $42.1 million, respectively. We have determined that we and/or our related parties can significantly influence the success of our equity method investments through our board representation and/or voting power. Accordingly, we account for our investment in these entities under the equity method and record our proportionate share of their losses in Loss from investments in investees in our Condensed Consolidated Statement of Operations. The aggregate value of our equity method investments based on the quoted market price of their respective shares of common stock and the number of shares held by us as of September 30, 2019, was $9.7 million.
Equity Securities
Our equity securities consist of investments in Phio Pharmaceuticals (“Phio”) (ownership 0.2%), VBI Vaccines Inc. (“VBI”) (4%), ChromaDex Corporation (“ChromaDex”) (0.1%), MabVax Therapeutics Holdings, Inc. (“MabVax”) (1%), and Eloxx Pharmaceuticals, Inc. (“Eloxx”) (3%). We have determined that our ownership, along with that of our related parties, does not provide us with significant influence over the operations of these investments. Accordingly, we account for our investment in these entities as equity securities, and we record changes in the fair value of these investments in Other income (expense) each reporting period when they have readily determinable fair value. Equity securities without a readily determinable fair value are adjusted to fair value when an observable price change can be identified. Net gains and losses on our equity securities for the nine months ended September 30, 2019 are as follows:

(in thousands)
Equity Securities	For the nine months ended September 30, 2019
Net gains and losses recognized during the period on equity securities	$(17,184)
Less: Net gains and losses realized during the period on equity securities	—
Unrealized net gains recognized during the period on equity securities still held at the reporting date	$(17,184)

Sales of investments
Gains (losses) included in earnings from sales of our investments are recorded in Other income (expense), net in our Condensed Consolidated Statement of Operations. We did not have significant sales activity during the nine months ended September 30, 2019 and 2018. The cost of securities sold is based on the specific identification method.

Warrants and options
In addition to our equity method investments and equity securities, we hold options to purchase 47 thousand additional shares of BioCardia, 23 thousand of which were vested as of September 30, 2019, and 33 thousand, 0.7 million, 40 thousand and 22 thousand of warrants to purchase additional shares of COCP, InCellDx, Inc., Xenetic, and Phio, respectively. We recorded the changes in the fair value of the options and warrants in Fair value changes of derivative instruments, net in our Condensed Consolidated Statement of Operations. We also recorded the fair value of the options and warrants in Investments, net in our Condensed Consolidated Balance Sheet. See further discussion of the Company’s options and warrants in Note 8 and Note 9.
Investments in variable interest entities

We have determined that we hold variable interests in Zebra Biologics, Inc. (“Zebra”). We made this determination as a result of our assessment that Zebra does not have sufficient resources to carry out its principal activities without additional financial support.
We own 1,260,000 shares of Zebra Series A-2 Preferred Stock and 900,000 shares of Zebra restricted common stock (ownership 29% at September 30, 2019). Zebra is a privately held biotechnology company focused on the discovery and development of biosuperior antibody therapeutics and complex drugs. Dr. Richard Lerner, M.D., a member of our Board of Directors, is a founder of Zebra and, along with Dr. Frost, serves as a member of Zebra’s Board of Directors.
In order to determine the primary beneficiary of Zebra, we evaluated our investment and our related parties’ investment, as well as our investment combined with the related parties’investment to identify if we had the power to direct the activities that most significantly impact the economic performance of Zebra. Based on the capital structure, governing documents and overall business operations of Zebra, we determined that, while a VIE, we do not have the power to direct the activities that most significantly impact Zebra’s economic performance and have no obligation to fund expected losses. We did determine, however, that we can significantly influence the success of Zebra through our board representation and voting power. Therefore, we have the ability to exercise significant influence over Zebra’s operations and account for our investment in Zebra under the equity method.

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
The initial and current conversion rate for the 2025 Notes is 236.7424 shares of Common Stock per $1,000 principal amount of 2025 Notes (equivalent to a conversion price of approximately $4.22 per share of Common Stock). The conversion rate for the 2025 Notes will be subject to adjustment in some events, but will not be adjusted for any accrued and unpaid interest. In addition, following certain corporate events that occur prior to the maturity date of the notes or if we deliver a notice of redemption, in certain circumstances we will increase the conversion rate of the 2025 Notes for a holder who elects to convert its notes in connection with such a corporate event or notice of redemption, as the case may be.
We may not redeem the 2025 Notes prior to February 15, 2022. We may redeem for cash any or all of the notes, at our option, on or after February 15, 2022, if the last reported sale price of our Common Stock has been at least 130% of the then current conversion price for the notes for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which we provide notice of redemption at a redemption price equal to 100% of the principal amount of the notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. No sinking fund is provided for the 2025 Notes.
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
In conjunction with the issuance of the 2025 Notes, we agreed to loan up to 30,000,000 shares of our Common Stock to affiliates of the underwriter in order to assist investors in the 2025 Notes to hedge their position. As at September 30, 2019, a total of 29,250,000 shares were issued under the share lending arrangement. We will not receive any of the proceeds from the sale of the borrowed shares, but we received a one-time nominal fee of $0.3 million for the newly issued shares. Shares of our Common Stock outstanding under the share lending arrangement are excluded from the calculation of basic and diluted earnings per share. See Note 3.
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
The following table sets forth information related to the 2025 Notes which is included in our Condensed Consolidated Balance Sheet as of September 30, 2019:

(In thousands)	2025 Senior Notes	Discount	Debt Issuance Cost	Total
Balance at December 31, 2018	$—	$—	$—	$—
Issuance of 4.50% convertible notes	200,000	(52,600)	(5,720)	141,680
Amortization of debt discount and debt issuance costs	—	4,131	449	4,580
Balance at September 30, 2019	$200,000	$(48,469)	$(5,271)	$146,260

On November 8, 2018, we entered into a credit agreement with an affiliate of Dr. Frost, pursuant to which the lender committed to provide us with an unsecured line of credit in the amount of up to $60 million. The credit agreement was terminated on or around February 20, 2019 and we repaid the $28.8 million outstanding thereunder from the proceeds of the 2025 Convertible Notes offering.
In February 2018, we issued a series of 5% Convertible Promissory Notes (the “2023 Convertible Notes”) in the aggregate principal amount of $55.0 million. The 2023 Convertible Notes mature 5 years from the date of issuance. Each holder of a 2023 Convertible Note has the option, from time to time, to convert all or any portion of the outstanding principal balance of such 2023 Convertible Note, together with accrued and unpaid interest thereon, into shares of our Common Stock at a conversion price of $5.00 per share of Common Stock. We may redeem all or any part of the then issued and outstanding 2023 Convertible Notes, together with accrued and unpaid interest thereon, pro rata among the holders, upon no fewer than 30 days, and no more than 60 days, notice to the holders. The 2023 Convertible Notes contain customary events of default and representations and warranties of OPKO.
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
From 2013 to 2016, holders of the 2033 Senior Notes converted $143.2 million in aggregate principal amount into an aggregate of 21,539,873 shares of the Company’s Common Stock. On February 1, 2019, approximately $28.8 million aggregate principal amount of 2033 Senior Notes were tendered by holders pursuant to such holders’ option to require us to repurchase the 2033 Senior Notes as set forth in the indenture, following which repurchase only $3.0 million aggregate principal amount of the 2033 Senior Notes remained outstanding. Holders of the remaining $3.0 million principal amount of the 2033 Senior Notes may require us to repurchase such notes for 100% of their principal amount, plus accrued and unpaid interest, on February 1, 2023, on February 1, 2028, or following the occurrence of a fundamental change as defined in the indenture governing the 2033 Senior Notes.
The terms of the 2033 Senior Notes, include, among others: (i) rights to convert the notes into shares of our Common Stock, including upon a fundamental change; and (ii) a coupon make-whole payment in the event of a conversion by the holders of the 2033 Senior Notes on or after February 1, 2017 but prior to February 1, 2019. We determined that these specific terms were embedded derivatives. Embedded derivatives are required to be separated from the host contract, the 2033 Senior Notes, and carried at fair value when: (a) the embedded derivative possesses economic characteristics that are not clearly and closely related to the economic characteristics of the host contract; and (b) a separate, stand-alone instrument with the same terms would qualify as a derivative instrument. We concluded that the embedded derivatives within the 2033 Senior Notes met these criteria and, as such, were valued separate and apart from the 2033 Senior Notes and recorded at fair value each reporting period.
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

In November 2015, BioReference and certain of its subsidiaries entered into a credit agreement with JPMorgan Chase Bank, N.A. (“CB”), as lender and administrative agent, as amended (the “Credit Agreement”). The Credit Agreement provides for a $100.0 million secured revolving credit facility and includes a $20.0 million sub-facility for swingline loans and a $20.0 million sub-facility for the issuance of letters of credit. The Credit Agreement matures on November 5, 2021 and is guaranteed by all of BioReference’s domestic subsidiaries. The Credit Agreement is also secured by substantially all assets of BioReference and its domestic subsidiaries, as well as a non-recourse pledge by us of our equity interest in BioReference. Availability under the Credit Agreement is based on a borrowing base composed of eligible accounts receivables of BioReference and certain of its subsidiaries, as specified therein. As of September 30, 2019, $15.7 million additional funds were available to be borrowed under the Credit Agreement. Principal under the Credit Agreement is due upon maturity on November 5, 2021.

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

For the quarter ended September 30, 2019, $50.6 million outstanding under the Credit Agreement was included within Other long-term liabilities.

The Credit Agreement contains customary covenants and restrictions, including, without limitation, covenants that require BioReference and its subsidiaries to maintain a minimum fixed charge coverage ratio if availability under the new credit facility falls below a specified amount and to comply with laws and restrictions on the ability of BioReference and its subsidiaries to incur additional indebtedness or to pay dividends and make certain other distributions to the Company, subject to certain exceptions as specified therein. Failure to comply with these covenants would constitute an event of default under the Credit Agreement, notwithstanding the ability of BioReference to meet its debt service obligations. The Credit Agreement also includes various customary remedies for the lenders following an event of default, including the acceleration of repayment of outstanding amounts under the Credit Agreement and execution upon the collateral securing obligations under the Credit Agreement. Substantially all the assets of BioReference and its subsidiaries are restricted from sale, transfer, lease, disposal or distributions to the Company, subject to certain exceptions. BioReference and its subsidiaries net assets as of September 30, 2019, were approximately $869.5 million, which includes goodwill of $401.8 million and intangible assets of $375.6 million.

In addition to the Credit Agreement with CB, we have line of credit agreements with eleven other financial institutions as of September 30, 2019 and December 31, 2018 in the United States, Chile and Spain. These lines of credit are used primarily as a source of working capital for inventory purchases.
The following table summarizes the amounts outstanding under the BioReference, Chilean and Spanish lines of credit:

(Dollars in thousands)			Balance Outstanding
Lender	Interest rate on borrowings at September 30, 2019	Credit line capacity	September 30, 2019	December 31, 2018
JPMorgan Chase	4.20%	$100,000	$50,644	$105,198
Itau Bank	5.50%	1,810	1,027	232
Bank of Chile	6.60%	3,800	1,059	432
BICE Bank	5.50%	2,500	854	818
BBVA Bank	5.50%	3,250	11	858
Security Bank	5.50%	294	294	—
Estado Bank	5.50%	3,500	888	308
Santander Bank	5.50%	4,500	1,044	852
Scotiabank	5.00%	1,800	307	2
Banco De Sabadell	1.45%	327	—	—
Banco Bilbao Vizcaya	2.75%	327	—	—
Banco Santander	1.40%	327	—	10
Total		$122,435	$56,128	$108,710

At September 30, 2019 and December 31, 2018, the weighted average interest rate on our lines of credit was approximately 4.4% and 4.7%, respectively.
At September 30, 2019 and December 31, 2018, we had notes payable and other debt (excluding the 2033 Senior Notes, the 2023 Convertible Notes, the 2025 Notes, the Credit Agreement and amounts outstanding under lines of credit described above) as follows:

(In thousands)	September 30, 2019	December 31, 2018
Current portion of notes payable	$1,903	$2,560
Other long-term liabilities	4,932	5,693
Total	$6,835	$8,253

The notes and other debt mature at various dates ranging from 2019 through 2024 bearing variable interest rates from 1.3% up to 3.8%. The weighted average interest rate on the notes and other debt at September 30, 2019 and December 31, 2018, was 2.7% and 2.1%, respectively. The notes are partially secured by our office space in Barcelona.

NOTE 7 ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
For the nine months ended September 30, 2019, changes in Accumulated other comprehensive income (loss), net of tax, were as follows:

(In thousands)	Foreign currency translation
Balance at December 31, 2018	$(20,131)
Other comprehensive loss before reclassifications	(8,643)
Net other comprehensive loss	(8,643)
Balance at September 30, 2019	$(28,774)

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
As of September 30, 2019, we had equity securities (refer to Note 5), forward foreign currency exchange contracts for inventory purchases (refer to Note 9) and contingent consideration related to the acquisitions of CURNA, OPKO Diagnostics and OPKO Renal that are required to be measured at fair value on a recurring basis. In addition, in connection with our investment and our consulting agreement with BioCardia, we record the related BioCardia options at fair value as well as the warrants from COCP, InCellDx, Xenetic and Phio.
Our financial assets and liabilities measured at fair value on a recurring basis are as follows:

	Fair value measurements as of September 30, 2019
(In thousands)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Assets:
Equity securities	9,129	—	—	9,129
Common stock options/warrants	—	120	—	120
Forward contracts	—	146	—	146
Total assets	$9,129	$266	$—	$9,395
Liabilities:
Contingent consideration	—	—	24,459	24,459
Total liabilities	$—	$—	$24,459	$24,459

	Fair value measurements as of December 31, 2018
(In thousands)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Assets:
Equity securities	26,313	—	—	26,313
Common stock options/warrants	—	855	—	855
Forward contracts	—	21	—	21
Total assets	$26,313	$876	$—	$27,189
Liabilities:
Contingent consideration	—	—	24,537	24,537
Total liabilities	$—	$—	$24,537	$24,537

There have been no transfers between Level 1 and Level 2 and no transfers to or from Level 3 of the fair value hierarchy.
As of September 30, 2019 and December 31, 2018, the carrying value of our other financial instrument assets approximates their fair value due to their short-term nature or variable rate of interest.
The following table reconciles the beginning and ending balances of our Level 3 assets and liabilities as of September 30, 2019:

September 30, 2019
(In thousands)	Contingent consideration
Balance at December 31, 2018	$24,537
Change in fair value:
Included in results of operations	(78)
Balance at September 30, 2019	$24,459

The estimated fair values of our financial instruments have been determined by using available market information and what we believe to be appropriate valuation methodologies. We use the following methods and assumptions in estimating fair value:
Contingent consideration – We estimate the fair value of the contingent consideration utilizing a discounted cash flow model for the expected payments based on estimated timing and expected revenues. We use several discount rates depending on each type of contingent consideration related to OPKO Diagnostics, CURNA and OPKO Renal transactions. If estimated future sales were to decrease by 10%, the contingent consideration related to OPKO Renal, which represents the majority of our contingent consideration liability, would decrease by $1.2 million. As of September 30, 2019, of the $24.5 million of contingent consideration, $2.4 million is recorded in Accrued expenses and $22.1 million is recorded in Other long-term liabilities. As of December 31, 2018, of the $24.6 million of contingent consideration, $2.4 million is recorded in Accrued expenses and $22.2 million is recorded in Other long-term liabilities.

NOTE 9 DERIVATIVE CONTRACTS
The following table summarizes the fair values and the presentation of our derivative assets (liabilities) in the Condensed Consolidated Balance Sheets:

(In thousands)	Balance Sheet Component	September 30, 2019	December 31, 2018
Derivative financial instruments:
Common Stock options/warrants	Investments, net	$120	$855
Forward contracts	Unrealized gains on forward contracts are recorded in Other current assets and prepaid expenses. Unrealized (losses) on forward contracts are recorded in Accrued expenses.	$146	$21

We enter into foreign currency forward exchange contracts with respect to the risk of exposure to exchange rate differences arising from inventory purchases on letters of credit. Under these forward contracts, for any rate above or below the fixed rate, we receive or pay the difference between the spot rate and the fixed rate for the given amount at the settlement date.
To qualify the derivative instrument as a hedge, we are required to meet strict hedge effectiveness and contemporaneous documentation requirements at the initiation of the hedge and assess the hedge effectiveness on an ongoing basis over the life of the hedge. At September 30, 2019 and December 31, 2018, our derivative financial instruments did not meet the documentation requirements to be designated as hedges. Accordingly, we recognize the changes in Fair value of derivative instruments, net in our Condensed Consolidated Statement of Operations. The following table summarizes the losses and gains recorded for the three and nine months ended September 30, 2019 and 2018:

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2019	2018	2019	2018
Derivative gain (loss):
Common Stock options/warrants	$(368)	$(288)	$(392)	$3,299
Forward contracts	347	133	398	190
Total	$(21)	$(155)	$6	$3,489

NOTE 10 RELATED PARTY TRANSACTIONS
On March 1, 2019, OPKO Pharmaceuticals, LLC entered into an assignment agreement with Xenetic Biosciences, Inc., as amended from time to time (the “Assignment Agreement”), pursuant to which Xenetic acquired all of OPKO Pharmaceuticals’ right, title and interest in and to that certain Intellectual Property License Agreement (the “IP License Agreement”), entered into between The Scripps Research Institute (the “Institute”) and OPKO Pharmaceuticals, regarding certain patents for novel CAR T platform technology and through which the Institute granted an exclusive royalty-bearing license in exchange for royalties, subject to the terms of the IP License Agreement.
Under the Assignment Agreement and the IP License Agreement, Xenetic issued to OPKO Pharmaceuticals 164,062 shares of Xenetic common stock (the “OPKO Transaction Shares”). In connection with the Assignment Agreement, OPKO Pharmaceuticals entered into a voting agreement pursuant to which OPKO Pharmaceuticals agreed, among other things, to vote its shares in Xenetic in favor of the transactions contemplated by the Assignment Agreement, and a lock-up agreement with Xenetic which restricts OPKO Pharmaceuticals’ sale or transfer of any of the OPKO Transaction Shares as provided therein and as otherwise required by law. The Assignment Agreement and the obligations thereunder took effect on July 19, 2019, after Xenetic satisfied certain closing conditions, including obtaining stockholder approval and securing certain financing.
The Company owns approximately 9% of Pharmsynthez and Pharmsynthez is Xenetic’s largest and controlling stockholder. Dr. Richard Lerner, a director of the Company, is a co-inventor of Xenetic’s technology and received 31,240 shares of Xenetic upon the closing of the Xenetic transactions described above. Adam Logal, our Senior Vice President and Chief Financial Officer, is a director of Xenetic.

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
We hold investments in Zebra (ownership 29%), Neovasc (4.0%), ChromaDex Corporation (0.1%), MabVax (1%), COCP (8%), NIMS (1%), Eloxx (3%), and BioCardia (5%). These investments were considered related party transactions as a result of our executive management’s ownership interests and/or board representation in these entities. See further discussion of our investments in Note 5.
In February 2018, we invested an additional $1.0 million in COCP for a convertible note, which was converted into 538,544 shares of its common stock in May 2018. In April 2017, we invested an additional $1.0 million in COCP for 138,889 shares of its common stock.
In November 2017, we invested an additional $3.0 million in Neovasc for 20,547 shares of its common stock, 20,547 Series A warrants, 20,547 Series B warrants and 8,221 Series C warrants, after adjusting for a 1-for-100 reverse stock split in 2018. In April 2018, we exercised the Series B warrants in a cashless exercise and received 10,690 shares of Neovasc common stock. In the first quarter of 2019, we exercised the Series C warrants for $1.2 million and exchanged the Series A warrants and received a total of 22,660 additional shares of Neovasc common stock.
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
We reimburse Dr. Frost for Company-related use by Dr. Frost and our other executives of an airplane owned by a company that is beneficially owned by Dr. Frost. We reimburse Dr. Frost for out-of-pocket operating costs for the use of the airplane by Dr. Frost or Company executives for Company-related business. We do not reimburse Dr. Frost for personal use of the airplane by Dr. Frost or any other executive. For the three and nine months ended September 30, 2019, we reimbursed $0 and approximately $160 thousand, respectively, for Company-related travel by Dr. Frost and other OPKO executives. For the three and nine months ended September 30, 2018, we recognized approximately $34 thousand and $174 thousand, respectively, for Company-related travel by Dr. Frost and other OPKO executives.

NOTE 11 COMMITMENTS AND CONTINGENCIES
In connection with our acquisitions of CURNA, OPKO Diagnostics and OPKO Renal, we agreed to pay future consideration to the sellers upon the achievement of certain events. As a result, as of September 30, 2019, we recorded $24.5 million as contingent consideration, with $2.4 million recorded within Accrued expenses and $22.1 million recorded within Other long-term liabilities in the accompanying Condensed Consolidated Balance Sheets. Refer to Note 4.
On June 3, 2019, BioReference reported that Retrieval-Masters Creditors Bureau, Inc. d/b/a American Medical Collection Agency (“AMCA”), informed the Company about a data security incident involving AMCA (the “AMCA Incident”). AMCA informed the Company that an unauthorized user had access to AMCA’s system between August 1, 2018 and March 30, 2019. AMCA advised that AMCA’s affected system may have included patient name, date of birth, address, phone, date of service, provider, and balance information. In addition, the affected AMCA system also included credit card information, bank account information (but no passwords or security questions) and email addresses that were provided by the consumer to AMCA. AMCA has advised BioReference that no Social Security Numbers were compromised, and BioReference provided no laboratory results or diagnostic information to AMCA. BioReference has notified patients and provided notice to the Office of Civil Rights of the AMCA Incident. To date, BioReference has been named in at least two class action lawsuits against AMCA and other defendants in connection with the AMCA Incident. In addition, the Office of Inspector General and Office for Civil Rights (“OCR”) of the Department of Health and Human Services, as well as the attorney generals’ offices from certain states have contacted BioReference to request additional information relating to the AMCA Incident. It is not possible at this time to estimate the amount of loss or range of loss, if any, that might result from adverse judgments, settlements, fines, penalties, or other resolution of these proceedings and investigations based on the stage of these proceedings and investigations, the absence of specific allegations as to alleged damages, the uncertainty as to the certification of a class or classes and the size of any certified class, if applicable, and/or the lack of resolution of significant factual and legal issues.
As previously disclosed, on September 7, 2018, the Securities and Exchange Commission (“SEC”) filed a lawsuit in the Southern District of New York (the “SEC Complaint”) against a number of individuals and entities (the “Defendants”), including the Company and its CEO and Chairman, Dr. Phillip Frost. The SEC alleged, among other things, that the Company (i) aided and abetted an illegal “pump and dump” scheme perpetrated by a number of the Defendants, and (ii) failed to file required Schedules 13D or 13G with the SEC. On December 27, 2018, the Company announced that the Company and Dr. Frost entered into settlement agreements with the SEC, which upon approval of the court would resolve the SEC Complaint against each of them. The settlement was approved by the court in January 2019. Pursuant to the settlement, and without admitting or denying any of the allegations of the Complaint, the Company is enjoined from violating Section 13(d) of the Exchange Act and paid a $100,000 penalty. Liability under Section 13(d) can be established without any showing of wrongful intent or negligence.
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

On October 11, 2019, GeneDx received a letter from the Centers for Medicare and Medicaid Services (“CMS”), notifying GeneDx of CMS’ determination to suspend Medicare payments to GeneDx, which suspension became effective on September 27, 2019 (the “CMS Letter”). The CMS Letter specifically stated that the foregoing suspension may last for up to 180 days from the effective date and may be extended under certain circumstances. CMS advised that it suspended payments due to possible overpayments to GeneDx in connection with reimbursement claims for genetic testing services based on a diagnosis of family history of cancer, which testing CMS has alleged is not covered by Medicare under the applicable provisions of the Social Security Act on the basis that such testing is not reasonable and necessary for the diagnosis or treatment of illness or injury. Medicare reimbursement payments to GeneDx were approximately $10 million for the year ended December 31, 2018. We plan to submit a rebuttal statement to CMS requesting that the suspension be removed. The payment suspension may have a significant adverse effect on GeneDx’s results of operations and financial condition, and while we plan to submit a rebuttal statement to CMS, there can be no assurance that we will be successful in this effort, that CMS will not extend the suspension or that other governmental payor programs will not suspend reimbursement or seek overpayment damages from GeneDx.

From time to time, we may receive inquiries, document requests, Civil Investigative Demands (“CIDs”) or subpoenas from the Department of Justice, OCR, CMS, various payors and fiscal intermediaries, and other state and federal regulators regarding investigations, audits and reviews. In addition to the matters discussed in this note, we are currently responding to CIDs, subpoenas, payor audits, and document requests for various matters relating to our laboratory operations. Some pending or threatened proceedings against us may involve potentially substantial amounts as well as the possibility of civil, criminal, or administrative fines, penalties, or other sanctions, which could be material. Settlements of suits involving the types of issues that we routinely confront may require monetary payments as well as corporate integrity agreements. Additionally, qui tam or “whistleblower” actions initiated under the civil False Claims Act may be pending but placed under seal by the court to comply with the False Claims Act’s requirements for filing such suits. Also, from time to time, we may detect issues of non-compliance with federal healthcare laws pertaining to claims submission and reimbursement practices and/or financial relationships with physicians, among other things. We may avail ourselves of various mechanisms to address these issues, including participation in voluntary disclosure protocols. Participating in voluntary disclosure protocols can have the potential for significant settlement obligations or even enforcement action. The Company generally has cooperated, and intends to continue to cooperate, with appropriate regulatory authorities as and when investigations, audits and inquiries arise.
We are a party to other litigation in the ordinary course of business. While we cannot predict the ultimate outcome of legal matters, we accrue a liability for legal contingencies when we believe that it is both probable that a liability has been incurred and that we can reasonably estimate the amount of the loss. It’s reasonably possible the ultimate liability could exceed amounts currently estimated and we review established accruals and adjust them to reflect ongoing negotiations, settlements, rulings, advice of legal counsel and other relevant information. To the extent new information is obtained and our views on the probable outcomes of claims, suits, assessments, investigations or legal proceedings change, changes in our accrued liabilities would be recorded in the period in which such determination is made. Because of the high degree of judgment involved in establishing loss estimates, the ultimate outcome of such matters will differ from our estimates and such differences may be material to our business, financial condition, results of operations, and cash flows.
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
At September 30, 2019, we were committed to make future purchases for inventory and other items in 2019 that occur in the ordinary course of business under various purchase arrangements with fixed purchase provisions aggregating approximately $77.5 million.
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
The complexities and ambiguities of billing, reimbursement regulations and claims processing, as well as issues unique to Medicare and Medicaid programs, require us to estimate the potential for retroactive adjustments as an element of variable consideration in the recognition of revenue in the period the related services are rendered.  Actual amounts are adjusted in the period those adjustments become known. For the nine months ended September 30, 2019 and 2018, revenue reductions due to changes in estimates of implicit price concessions for performance obligations satisfied in prior periods of $25.8 million and $23.4 million, respectively, were recognized.
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
Settlements with third-party payors for retroactive adjustments due to audits, reviews or investigations are also considered variable consideration and are included in the determination of the estimated transaction price for providing services. These settlements are estimated based on the terms of the payment agreement with the payor, correspondence from the payor and our historical settlement activity, including an assessment of the probability a significant reversal of cumulative revenue recognized will occur when the uncertainty is subsequently resolved. Estimated settlements are adjusted in future periods as adjustments become known (that is, new information becomes available), or as years are settled or are no longer subject to such audits, reviews, and investigations. As of September 30, 2019 and December 31, 2018, we have liabilities of approximately $25.5 million and $35.9 million, respectively, within Accrued expenses and Other long-term liabilities related to reimbursements for payor overpayments.
The composition of Revenue from services by payor for the three and nine months ended September 30, 2019 and 2018 is as follows:

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2019	2018	2019	2018
Healthcare insurers	$104,020	$123,087	$315,227	$382,778
Government payers	28,206	37,710	87,243	115,881
Client payers	43,750	36,837	120,309	114,666
Patients	5,163	5,177	15,709	16,855
Total	$181,139	$202,811	$538,488	$630,180

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
Rayaldee is distributed in the United States principally through the retail pharmacy channel, which initiates with the largest wholesalers in the U.S. (collectively, “Rayaldee Customers”). In addition to distribution agreements with Rayaldee Customers, we have entered into arrangements with many healthcare providers and payors that provide for government-mandated and/or privately-negotiated rebates, chargebacks and discounts with respect to the purchase of Rayaldee.
We recognize revenue for shipments of Rayaldee at the time of delivery to customers after estimating Sales Deductions and product returns as elements of variable consideration utilizing historical information and market research projections. For the three and nine months ended September 30, 2019, we recognized $7.4 million and $18.8 million, respectively, in net product revenue from sales of Rayaldee. For the three and nine months ended September 30, 2018, we recognized $5.8 million and $14.3 million, respectively, in net product revenue from sales of Rayaldee.
The following table presents an analysis of product sales allowances and accruals as contract liabilities for the three and nine months ended September 30, 2019:

(In thousands)	Chargebacks, discounts, rebates and fees	Governmental	Returns	Total
Balance at June 30, 2019	$1,412	$3,828	$848	$6,088
Provision related to current period sales	3,902	7,110	983	11,995
Adjustment related to prior period sales	313	(3)	—	310
Credits or payments made	(3,335)	(4,622)	(277)	(8,234)
Balance at September 30, 2019	$2,292	$6,313	$1,554	$10,159

Total gross Rayaldee sales				$19,661
Provision for Rayaldee sales allowances and accruals as a percentage of gross Rayaldee sales				63%

(In thousands)	Chargebacks, discounts, rebates and fees	Governmental	Returns	Total
Balance at December 31, 2018	$1,316	$2,090	$637	$4,043
Provision related to current period sales	8,922	17,009	2,363	28,294
Adjustment related to prior period sales	—	99	—	99
Credits or payments made	(7,946)	(12,885)	(1,446)	(22,277)
Balance at September 30, 2019	$2,292	$6,313	$1,554	$10,159

Total gross Rayaldee sales				$47,241
Provision for Rayaldee sales allowances and accruals as a percentage of gross Rayaldee sales				60%
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
For the three and nine months ended September 30, 2019, revenue from transfer of intellectual property principally reflects $19.5 million and $55.1 million of revenue, respectively, related to the Pfizer Transaction. For the three and nine months ended September 30, 2018, revenue from transfer of intellectual property principally reflects $18.9 million and $49.9 million of revenue, respectively related to the Pfizer Transaction. Refer to Note 13. Total contract liabilities included in Accrued expenses and Other long-term liabilities was $34.2 million and $91.1 million at September 30, 2019 and December 31, 2018, respectively. The contract liability balance at September 30, 2019 relates primarily to the Pfizer Transaction.
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
In connection with the license, OPKO received an initial upfront payment of $6 million and received another $6 million upon the initiation of OPKO’s Phase 2 study for Rayaldee in dialysis patients in the United States in September 2018 (the “Initial Consideration”). OPKO is also eligible to receive up to an additional aggregate amount of $31 million upon the achievement of certain regulatory and development milestones by JT for Rayaldee in the JT Territory, and $75 million upon the achievement of certain sales based milestones by JT in the JT Territory. OPKO is also entitled to receive tiered, double digit royalty payments at percentages ranging from low double digits to mid-teens on net sales of Rayaldee within the JT Territory. JT will, at its sole cost and expense, be responsible for performing all development activities necessary to obtain all regulatory approvals for Rayaldee in Japan and for all commercial activities pertaining to Rayaldee in Japan.
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
Pfizer Inc.
In December 2014, we entered into an exclusive worldwide agreement (the “Pfizer Agreement”) with Pfizer for the development and commercialization of our long-acting hGH-CTP (Somatrogon) for the treatment of growth hormone deficiency (“GHD”) in adults and children, as well as for the treatment of growth failure in children born small for gestational age (the “Pfizer Transaction”).
On October 21, 2019, we and Pfizer announced that the global Phase 3 trial evaluating Somatrogon (hGH-CTP) dosed once-weekly in prepubertal children with GHD met its primary endpoint of non-inferiority to daily Genotropin® (somatropin) for injection, as measured by annual height velocity at 12 months.
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
We are recognizing the non-refundable $295.0 million upfront payments as revenue as the research and development services are completed and had contract liabilities related to the Pfizer Transaction of $28.0 million at September 30, 2019, which were classified in Accrued expenses.
The Pfizer Transaction includes milestone payments of $275.0 million upon the achievement of certain milestones. The milestones range from $20.0 million to $90.0 million each and are based on achievement of regulatory approval in the United States. and regulatory approval and price approval in other major markets. The milestone payments will be recognized as revenue in the period in which the associated milestone is achieved, assuming all other revenue recognition criteria are met. To date, no revenue has been recognized related to the achievement of the milestones.
TESARO
In November 2009, we entered into an asset purchase agreement (the “NK-1 Agreement”) under which we acquired VARUBI™ (rolapitant) and other neurokinin-1 (“NK-1”) assets from Merck. In December 2010, we entered into an exclusive license agreement with TESARO, in which we out-licensed the development, manufacture, commercialization and distribution of our lead NK-1 candidate, VARUBI™ (the “TESARO License”). Under the terms of the license, we received a $6.0 million upfront payment from TESARO and we received $30 million of milestone payments from TESARO upon achievement of certain regulatory and commercial sale milestones and we are eligible to receive additional commercial milestone payments of up to $85 million if specified levels of annual net sales are achieved. The sales based milestone payments will be recognized as revenue in full in the period in which the associated sales occur. During the nine months ended September 30, 2019 and 2018, no revenue was recognized related to the achievement of the milestones under the TESARO License.
Under the TESARO License, TESARO was also obligated to pay us tiered royalties on annual net sales achieved in the U.S. and Europe at percentage rates that range from the low double digits to the low twenties, and outside of the U.S. and Europe at low double-digit percentage rates until the later of the date that all of the patent rights licensed from us and covering VARUBI™ expire, are invalidated or are not enforceable and 12 years from the first commercial sale of the product. TESARO announced during the first quarter of 2018 that it has elected to suspend further distribution of Varubi IV. In June 2018, TESARO assigned its rights and obligations under the agreement to TerSera Therapeutics LLC (“TerSera”) pursuant to an asset purchase agreement. Under the asset purchase agreement, TerSera is responsible for VARUBI in the United States and Canada and TESARO was permitted to continue to commercialize VARUBY® in Europe and the rest of the world though a sublicense with TerSera. In September 2019, TESARO informed us and TerSera that it intends to stop selling VARUBY® and that it plans to withdraw its marketing authorizations for the product.

The term of the remaining license with TerSera will remain in force until the expiration of the royalty term in each country, unless we terminate the license earlier for material breach of the license or bankruptcy. TerSera has a right to terminate the license at any time during the term for any reason on three months’ written notice.

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

Information regarding our operations and assets for our operating segments and the unallocated corporate operations as well as geographic information are as follows:

	For the three months ended September 30,		For the nine months ended September 30,
(In thousands)	2019	2018	2019	2018
Revenue from services:
Pharmaceutical	$—	$—	$—	$—
Diagnostics	181,139	202,811	538,488	630,180
Corporate	—	—	—	—
	$181,139	$202,811	$538,488	$630,180
Revenue from products:
Pharmaceutical	$26,161	$25,395	$80,143	$81,769
Diagnostics	—	—	—	—
Corporate	—	—	—	—
	$26,161	$25,395	$80,143	$81,769
Revenue from transfer of intellectual property and other:
Pharmaceutical	$21,472	$21,609	$58,961	$56,463
Diagnostics	—	—	—	—
Corporate	—	—	—	—
	$21,472	$21,609	$58,961	$56,463
Operating loss:
Pharmaceutical	$(14,232)	$(16,937)	$(52,265)	$(37,721)
Diagnostics	(16,363)	(11,082)	(77,945)	(17,624)
Corporate	(8,416)	(5,445)	(31,378)	(25,839)
	$(39,011)	$(33,464)	$(161,588)	$(81,184)
Depreciation and amortization:
Pharmaceutical	$7,673	$7,021	$22,580	$20,514
Diagnostics	16,116	16,880	48,647	52,855
Corporate	16	20	54	71
	$23,805	$23,921	$71,281	$73,440
Loss from investment in investees:
Pharmaceutical	$(294)	$(1,603)	$(2,419)	$(10,715)
Diagnostics	—	(271)	—	(827)
Corporate	—	—	—	—
	$(294)	$(1,874)	$(2,419)	$(11,542)
Revenues:
United States	$189,485	$208,646	$558,688	$646,492
Ireland	22,968	24,407	65,675	62,468
Chile	8,436	8,926	25,352	32,596
Spain	4,172	4,144	13,466	14,269
Israel	1,938	2,283	8,822	8,424
Mexico	1,642	1,382	5,231	4,105
Other	131	27	358	58
	$228,772	$249,815	$677,592	$768,412

(In thousands)	September 30, 2019	December 31, 2018
Assets:
Pharmaceutical	$1,235,513	$1,236,499
Diagnostics	1,114,485	1,162,160
Corporate	19,520	52,413
	$2,369,518	$2,451,072
Goodwill:
Pharmaceutical	$243,011	$247,407
Diagnostics	452,787	452,786
Corporate	—	—
	$695,798	$700,193

No customer represented more than 10% of our total consolidated revenue during the three and nine months ended September 30, 2019 and 2018. As of September 30, 2019 and December 31, 2018, no customer represented more than 10% of our accounts receivable balance.
NOTE 15 LEASES
We have operating leases for office space, laboratory operations, research and development facilities, manufacturing locations, warehouses and certain equipment. We determine if a contract contains a lease at inception or modification of a contract. Our leases generally do not provide an implicit interest rate, and we therefore use our incremental borrowing rate as the discount rate when measuring operating lease liabilities. The incremental borrowing rate represents an estimate of the interest rate we would incur at lease commencement to borrow an amount equal to the lease payments on a collateralized basis over the term of the lease within a particular currency environment. We used the incremental borrowing rates as of January 1, 2019 for operating leases that commenced prior to that date. Many of our leases contain rental escalation, renewal options and/or termination options that are factored into our determination of lease payments as appropriate. Variable lease payment amounts that cannot be determined at the commencement of the lease are not included in the right-to-use assets or liabilities.
The following table presents the lease balances within the Condensed Consolidated Balance Sheet as of September 30, 2019:

(in thousands)	Classification on the Balance Sheet	September 30, 2019
Assets
Operating lease assets	Operating lease right-of-use assets	$35,826
Finance lease assets	Property, plant and equipment, net	7,308

Liabilities
Current
Operating lease liabilities	Current maturities of operating leases	12,921
Accrued expenses	Current maturities of finance leases	2,983
Long-term
Operating lease liabilities	Operating lease liabilities	23,318
Other long-term liabilities	Finance lease liabilities	$4,325

Weighted average remaining lease term
Operating leases		2.6 years
Finance leases		2.4 years
Weighted average discount rate
Operating leases		5.7%
Finance leases		4.9%

The following table reconciles the undiscounted future minimum lease payments (displayed by year and in the aggregate) under noncancelable operating leases with terms of more than one year to the total operating lease liabilities recognized on our Condensed Consolidated Balance Sheet as of September 30, 2019:

(in thousands)	Operating	Finance
October 1, 2019 through December 31, 2019	$3,938	$923
2020	11,929	2,845
2021	8,471	2,133
2022	5,700	1,077
2023	4,294	486
Thereafter	7,215	203
Total undiscounted future minimum lease payments	41,547	7,667
Less: Difference between lease payments and discounted lease liabilities	5,308	360
Total lease liabilities	$36,239	$7,307

Expense under operating leases and finance leases was $15.3 million and $2.3 million, respectively, for the nine months ended September 30, 2019, and includes $2.6 million of variable lease costs. Operating lease costs and finance lease costs are included within Operating loss in the Condensed Consolidated Statement of Operations. Short-term lease costs were not material.
Supplemental cash flow information is as follows:

(in thousands)	Nine months ended September 30, 2019
Operating cash out flows from operating leases	$15,664
Operating cash out flows from finance leases	306
Financing cash out flows from finance leases	2,165
Total	$18,135

NOTE 16 SUBSEQUENT EVENTS
On October 21, 2019, we and Pfizer announced that the global Phase 3 trial evaluating Somatrogon (hGH-CTP) dosed once-weekly in prepubertal children with GHD met its primary endpoint of non-inferiority to daily Genotropin® (somatropin) for injection, as measured by annual height velocity at 12 months.
Top-line results from the study demonstrated that treatment with Somatrogon dosed once-weekly in pre-pubertal children with GHD was non-inferior to somatropin dosed once-daily with respect to height velocity at 12 months of treatment (the primary endpoint); the least square mean was higher in the Somatrogon group (10.12 cm/year) than in the somatropin group (9.78 cm/year); the treatment difference (Somatrogon – somatropin) in height velocity (cm/year) was 0.33 with a two-sided 95% confidence interval of the difference of (-0.39, 1.05). In addition, change in height standard deviation scores at six months and twelve months, key secondary endpoints, were higher in the Somatrogon dosed once-weekly cohort in comparison to the somatropin dosed once-daily cohort. Moreover, at six months, change in height velocity, another key secondary endpoint, was higher in the Somatrogon dosed once-weekly cohort in comparison to the somatropin dosed once-daily cohort. These common measures of growth are employed in the clinical setting to measure the potential level of catch-up growth that subjects may experience relative to heights of age and gender matched peers.
Somatrogon was generally well tolerated in the study and comparable to that of somatropin dosed once-daily with respect to the types, numbers and severity of the adverse events observed between the treatment arms. Immunogenicity testing and analysis of additional data are ongoing, and full results of the study will be submitted for presentation at a future scientific meeting.
In 2014, Pfizer and OPKO entered into a worldwide agreement for the development and commercialization of Somatrogon for the treatment of GHD. Under the agreement, we are responsible for conducting the clinical program and Pfizer is responsible for registering and commercializing the product (see Note 13).
On October 29, 2019, we issued 50 million shares of our Common Stock at a price of $1.50 per share in an underwritten public offering (the “Offering”), resulting in net proceeds to the Company of approximately $70 million, after deducting underwriting commissions and offering expenses. The Company also granted the underwriters an option for a period of 30 days to purchase up to an additional 7.5 million shares at the public offering price, less underwriting discounts and commissions. The Company intends to use the net proceeds received from the Offering to fund research and development, to further develop and commercialize its portfolio of proprietary pharmaceutical and diagnostic products and for working capital, capital expenditures, acquisitions and other general corporate purposes. Drs. Frost and Hsiao and Mr. Steven Rubin, members of OPKO’s senior management purchased an aggregate of 2,415,000 shares in the Offering.
On November 4, 2019, BioReference and certain of its subsidiaries entered into Amendment No. 10 to the Credit Agreement, which amended certain definitions in the Credit Agreement and further amended the Credit Agreement to extend the maturity date to 2021 and reduce the commitment from $100 million to $75 million. The other terms of the Credit Agreement remain unchanged.
We have reviewed all subsequent events and transactions that occurred after the date of our September 30, 2019 Condensed Consolidated Balance Sheet date, through the time of filing this Quarterly Report on Form 10-Q.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW
You should read this discussion together with the unaudited Condensed Consolidated Financial Statements, related notes, and other financial information included elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2018 (the “Form 10-K”). The following discussion contains assumptions, estimates and other forward-looking statements that involve a number of risks and uncertainties, including those discussed under “Risk Factors,” in Part II, Item 1A of the Form 10-K for the year ended December 31, 2018, and in Part II, Item 1A of this Quarterly Report on Form 10-Q described from time to time in our other filings with the Securities and Exchange Commission. These risks could cause our actual results to differ materially from those anticipated in these forward-looking statements.
We are a diversified healthcare company that seeks to establish industry-leading positions in large and rapidly growing medical markets. Our diagnostics business includes BioReference Laboratories, Inc. (“BioReference”), one of the nation’s largest full service laboratories with a core genetic testing business and an almost 300-person sales and marketing team to drive growth and leverage new products, including the 4Kscore prostate cancer test. Our pharmaceutical business features Rayaldee, an FDA-approved treatment for secondary hyperparathyroidism (“SHPT”) in adults with stage 3 or 4 chronic kidney disease (“CKD”) and vitamin D insufficiency (launched in November 2016), OPK88004, a selective androgen receptor modulator which we are exploring for various potential indications, and OPK88003, a once weekly oxyntomodulin for type 2 diabetes and obesity which is a clinically advanced drug candidate among the new class of GLP-1 glucagon receptor dual agonists (phase 2b). Our pharmaceutical business also features hGH-CTP, a once-weekly human growth hormone which recently completed a phase 3 study and is partnered with Pfizer.
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

RECENT DEVELOPMENTS

On November 4 2019, BioReference and certain of its subsidiaries entered into Amendment No. 10 to the Credit Agreement, which amended certain definitions in the Credit Agreement and further amended the Credit Agreement to extend the maturity date to 2021 and reduce the commitment from $100 million to $75 million. The other terms of the Credit Agreement remain unchanged.
On October 29, 2019, we issued 50 million shares of our common stock at a price to the public of $1.50 per share in an underwritten public offering (the “Offering”), resulting in net proceeds to the Company of approximately $70 million after deducting underwriting commissions and offering expenses. The Company also granted the underwriters an option for a period of 30 days to purchase up to an additional 7.5 million shares at the public offering price, less underwriting discounts and commissions.
On October 21, 2019, we and Pfizer announced that the global Phase 3 trial evaluating Somatrogon (hGH-CTP) dosed once-weekly in prepubertal children with growth hormone deficiency (GHD) met its primary endpoint of non-inferiority to daily Genotropin® (somatropin) for injection, as measured by annual height velocity at 12 months.
Top-line results from the study demonstrated that treatment with Somatrogon dosed once-weekly in pre-pubertal children with GHD was non-inferior to somatropin dosed once-daily with respect to height velocity at 12 months of treatment (the primary endpoint); the least square mean was higher in the Somatrogon group (10.12 cm/year) than in the somatropin group (9.78 cm/year); the treatment difference (Somatrogon – somatropin) in height velocity (cm/year) was 0.33 with a two-sided 95% confidence interval of the difference of (-0.39, 1.05). In addition, change in height standard deviation scores at six and twelve months, key secondary endpoints, were higher in the Somatrogon dosed once-weekly cohort in comparison to the somatropin dosed once-daily cohort. Moreover, at six months, change in height velocity, another key secondary endpoint, was higher in the Somatrogon dosed once-weekly cohort in comparison to the somatropin dosed once-daily cohort. These common measures of growth are employed in the clinical setting to measure the potential level of catch-up growth that subjects may experience relative to heights of age and gender matched peers. Somatrogon was generally well tolerated in the study and comparable to that of somatropin dosed once-daily with respect to the types, numbers and severity of the adverse events observed between the treatment arms. Immunogenicity testing and analysis of additional data are ongoing, and full results of the study will be submitted for presentation at a future scientific meeting.

RESULTS OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

Revenues	For the three months ended September 30,
(In thousands)	2019	2018	Change
Revenue from services	$181,139	$202,811	$(21,672)
Revenue from products	26,161	25,395	766
Revenue from transfer of intellectual property and other	21,472	21,609	(137)
Total revenues	$228,772	$249,815	$(21,043)
Revenue from services for the three months ended September 30, 2019 decreased approximately $21.7 million compared to the three months ended September 30, 2018. Revenue from services for the three months ended September 30, 2019 was negatively affected by decreased reimbursement from our clinical testing of $11.7 million and from our genomics testing of $1.5 million as a result of an increase in denial rates and changes to payor pricing, policy and procedural requirements and the impact of Protecting Access to Medicare Act of 2014 (“PAMA”), as well as a decline in 4Kscore revenue due to the Novitas non-coverage determination which became effective March 21, 2019. Novitas is the Medicare Administrative Contractor (“MAC”) for a jurisdiction that includes the State of New Jersey, where our 4Kscore test samples are processed. Subsequent to the effective date of the non-coverage determination, Novitas issued a new proposed local coverage determination (“LCD”) for the 4Kscore test under which Novitas proposes reimbursing the 4Kscore test for patients who meet certain defined criteria. The final LCD for 4Kscore test is expected to be issued in the fourth quarter of 2019.
Revenue from services for the three months ended September 30, 2019 were also negatively affected by $4.1 million as a result of a reduction in clinical test volumes, which was partially offset by higher volume in our genomics testing of $1.8 million.
Estimated collection amounts are subject to the complexities and ambiguities of billing, reimbursement regulations and claims processing, as well as issues unique to Medicare and Medicaid programs, and require us to consider the potential for retroactive adjustments when estimating variable consideration in the recognition of revenue in the period the related services are rendered. For the three months ended September 30, 2019 and 2018, revenue reductions due to changes in estimates of implicit price concessions for performance obligations satisfied in prior periods of $6.0 million and $10.0 million, respectively, were recognized.
The composition of Revenue from services by payor for the three months ended September 30, 2019 and 2018 is as follows:

	Three months ended September 30,
(In thousands)	2019	2018
Healthcare insurers	$104,020	$123,087
Government payers	28,206	37,710
Client payers	43,750	36,837
Patients	5,163	5,177
Total	$181,139	$202,811
Overall, Revenue from products for the three months ended September 30, 2019 was consistent with the comparative period in 2018 as an increase in Rayaldee sales was partially offset by a decrease in revenue at OPKO Chile. The increase in Rayaldee sales volume was also partially offset by an increase in governmental rebates on Rayaldee sales in 2019 related to the Medicare Part D Coverage Gap. Revenue from transfer of intellectual property for the three months ended September 30, 2019 and 2018 principally reflected $19.5 million and $18.9 million, respectively, of revenue related to the Pfizer Transaction.
Cost of revenue. Cost of revenue for the three months ended September 30, 2019 decreased $9.0 million compared to 2018. Cost of service revenue decreased in 2019 due cost reduction initiatives resulting in per patient encounter efficiency gains at BioReference. Cost of product revenue increased primarily due to changes in the product mix of items sold during the period. Cost of revenue for the three months ended September 30, 2019 and 2018 was as follows:

Cost of Revenue	For the three months ended September 30,
(In thousands)	2019	2018	Change
Cost of service revenue	$126,348	$137,347	$(10,999)
Cost of product revenue	15,573	13,609	1,964
Total cost of revenue	$141,921	$150,956	$(9,035)
Selling, general and administrative expenses. Selling, general and administrative expenses for the three months ended September 30, 2019 and 2018 were $80.5 million and $84.1 million, respectively. The decrease in selling, general and administrative expenses was primarily due to decreased expenses at BioReference due to planned cost reduction initiatives. Selling, general and administrative expenses for the three months ended September 30, 2019 and 2018 included equity-based compensation expense of $2.4 million and $3.4 million, respectively.
Research and development expenses. Research and development expenses for the three months ended September 30, 2019 and 2018 were $30.0 million and $30.2 million, respectively. Research and development costs include external and internal expenses. External expenses include clinical and non-clinical activities performed by contract research organizations, lab services, purchases of drug and diagnostic product materials and manufacturing development costs. We track external research and development expenses by individual program for Phase 3 clinical trials for drug approval and pre-market approvals (“PMAs”) for diagnostics tests, if any. Internal expenses include employee-related expenses such as salaries, benefits and equity-based compensation expense. Other internal research and development expenses are incurred to support overall research and development activities and include expenses related to general overhead and facilities.
The following table summarizes the components of our research and development expenses:

Research and Development Expenses	For the three months ended September 30,
	2019	2018
External expenses:
Manufacturing expense for biological products	$12,708	$9,087
Phase III studies	6,862	9,889
Earlier-stage programs	1,635	6,848
Research and development employee-related expenses	3,745	3,027
Other internal research and development expenses	5,067	2,149
Third-party grants and funding from collaboration agreements	—	(840)
Total research and development expenses	$30,017	$30,160
For the three months ended September 30, 2019 and 2018, we recorded, as an offset to research and development expenses, $3.7 million and $5.2 million, respectively, related to research and development tax credits recognized in Ireland. Research and development expenses for the three months ended September 30, 2019 and 2018 included equity-based compensation expense of $0.6 million and $1.0 million, respectively. We expect our research and development expenses to increase as we continue to expand our research and development of potential future products.
Contingent consideration. Contingent consideration for the three months ended September 30, 2019 and 2018 was $1.1 million of income and $1.2 million of expense, respectively. The change in contingent consideration was primarily attributable to changes in assumptions regarding the timing of achievement of future milestones for OPKO Renal in both periods. The contingent consideration liabilities at September 30, 2019 related to potential amounts payable to former stockholders of CURNA, OPKO Diagnostics and OPKO Renal pursuant to our acquisition agreements in January 2011, October 2011 and March 2013, respectively.
Amortization of intangible assets. Amortization of intangible assets was $16.4 million and $16.9 million, respectively, for the three months ended September 30, 2019 and 2018. Amortization expense reflects the amortization of acquired intangible assets with defined useful lives. Our indefinite lived IPR&D assets will not be amortized until the underlying development programs are completed. Upon obtaining regulatory approval by the U.S. FDA, the IPR&D assets will be accounted for as a finite-lived intangible asset and amortized on a straight-line basis over its estimated useful life.
Interest income. Interest income for the three months ended September 30, 2019 and 2018 was not significant as our cash investment strategy emphasizes the security of the principal invested and fulfillment of liquidity needs.

Interest expense. Interest expense for the three months ended September 30, 2019 and 2018 was $5.8 million and $2.9 million, respectively. Interest expense was principally related to interest incurred on the 2025 Notes, the 2023 Convertible Notes, the 2033 Senior Notes, and BioReference’s outstanding debt under its credit facility. The increase in interest expense for the three months ended September 30, 2019 was primarily due to interest incurred on the 2025 Notes and 2023 Convertible Notes.
Fair value changes of derivative instruments, net. Fair value changes of derivative instruments, net for the three months ended September 30, 2019 and 2018, was $21 thousand and $0.2 million of expense, respectively. Derivative expense for the three months ended September 30, 2019 and 2018 principally related to the change in the fair value of warrants to purchase additional shares of Xenetic.
Other income (expense), net. Other income (expense), net for the three months ended September 30, 2019 and 2018, was $15.5 million and $0.8 million of expense, respectively. Other income (expense) for the three months ended September 30, 2019 primarily consisted of net unrealized gains (losses) recognized during the period on our investments in Eloxx Pharmaceuticals, Inc. and VBI Vaccines Inc.
Income tax benefit (provision). Our income tax benefit (provision) for the three months ended September 30, 2019 and 2018 was $(1.8) million and $11.6 million, respectively, and reflects quarterly results using our expected effective tax rate.  For the three months ended September 30, 2019, the tax rate differed from the U.S. federal statutory rate of 21% primarily due to the relative mix in earnings and losses in the U.S. versus foreign tax jurisdictions, the impact of certain discrete tax events and operating results in tax jurisdictions which do not result in a tax benefit. The income tax benefit for the three months ended September 30, 2018 included benefits related to discrete events which did not recur during 2019.
Loss from investments in investees. We have made investments in certain early stage companies that we perceive to have valuable proprietary technology and significant potential to create value for us as a shareholder or member. We account for these investments under the equity method of accounting, resulting in the recording of our proportionate share of their losses until our share of their loss exceeds our investment. Until the investees’ technologies are commercialized, if ever, we anticipate they will report net losses. Loss from investments in investees was $0.3 million and $1.9 million for the three months ended September 30, 2019 and 2018, respectively.

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

Revenues	For the nine months ended September 30,
(In thousands)	2019	2018	Change
Revenue from services	$538,488	$630,180	$(91,692)
Revenue from products	80,143	81,769	(1,626)
Revenue from transfer of intellectual property and other	58,961	56,463	2,498
Total revenues	$677,592	$768,412	$(90,820)
Revenue from services for the nine months ended September 30, 2019 decreased approximately $91.7 million compared to the nine months ended September 30, 2018. Revenue from services for the nine months ended September 30, 2019 was negatively affected by decreased reimbursement from our clinical testing of $45.6 million and from our genomics testing of $23.5 million, as a result of an increase in denial rates and changes to payor pricing, policy and procedural requirements and the impact of PAMA, as well as a decline in 4Kscore revenue due to the non-coverage decision issued by Novitas which became effective on March 21, 2019. Subsequent to the effective date of the non-coverage determination, Novitas issued a new proposed LCD for the 4Kscore test under which Novitas proposes reimbursing the 4Kscore test for patients who meet certain defined criteria. The final LCD for 4Kscore test is expected to be issued in the fourth quarter of 2019.
Revenue from services for the nine months ended September 30, 2019 were also negatively affected by $8.7 million as a result of a reduction in clinical test volumes, which was offset by higher volume in our genomics testing of $12.3 million.
Estimated collection amounts are subject to the complexities and ambiguities of billing, reimbursement regulations and claims processing, as well as issues unique to Medicare and Medicaid programs, and require us to consider the potential for retroactive adjustments when estimating variable consideration in the recognition of revenue in the period the related services are rendered. For the nine months ended September 30, 2019 and 2018, revenue reductions due to changes in estimates of implicit price concessions for performance obligations satisfied in prior periods of $25.8 million and $23.4 million, respectively, were recognized.

The composition of Revenue from services by payor for the nine months ended September 30, 2019 and 2018 was as follows:

	For the nine months ended September 30,
(In thousands)	2019	2018
Healthcare insurers	$315,227	$382,778
Government payers	87,243	115,881
Client payers	120,309	114,666
Patients	15,709	16,855
Total	$538,488	$630,180
The decrease in Revenue from products was primarily attributable to a decrease in revenue at OPKO Chile due to the lack of availability of certain products, which was partially offset by an increase in sales of Rayaldee. Revenue from transfer of intellectual property for the nine months ended September 30, 2019 and 2018 principally reflected $55.1 million and $49.9 million, respectively, of revenue related to the Pfizer Transaction.
Cost of revenue. Cost of revenue for the nine months ended September 30, 2019 decreased $24.9 million compared to 2018. Cost of service revenue decreased in 2019 due to cost reduction initiatives resulting in per patient encounter efficiency gains at BioReference. The change in cost of product revenue was attributable to changes in the product mix of items sold during the period. Cost of revenue for the nine months ended September 30, 2019 and 2018 was as follows:

Cost of Revenue	For the nine months ended September 30,
(In thousands)	2019	2018	Change
Cost of service revenue	$386,329	$411,196	$(24,867)
Cost of product revenue	43,874	43,909	(35)
Total cost of revenue	$430,203	$455,105	$(24,902)
Selling, general and administrative expenses. Selling, general and administrative expenses for the nine months ended September 30, 2019 and 2018 were $264.2 million and $263.2 million, respectively. The increase in selling, general and administrative expenses was primarily due to $12.6 million of expenses incurred in connection with certain legal matters, which was partially offset by decreased expenses at BioReference due to planned cost reduction initiatives. Selling, general and administrative expenses for the nine months ended September 30, 2019 and 2018 included equity-based compensation expense of $8.0 million and $11.2 million, respectively.
Research and development expenses. Research and development expenses for the nine months ended September 30, 2019 and 2018 were $94.8 million and $92.3 million, respectively. Research and development costs include external and internal expenses. External expenses include clinical and non-clinical activities performed by contract research organizations, lab services, purchases of drug and diagnostic product materials and manufacturing development costs. We track external research and development expenses by individual program for Phase 3 clinical trials for drug approval and pre-market approvals (“PMAs”) for diagnostics tests, if any. Internal expenses include employee-related expenses such as salaries, benefits and equity-based compensation expense. Other internal research and development expenses are incurred to support overall research and development activities and include expenses related to general overhead and facilities.

The following table summarizes the components of our research and development expenses:

Research and Development Expenses	For the nine months ended September 30,
	2019	2018
External expenses:
Manufacturing expense for biological products	$32,819	$21,028
Phase III studies	17,256	22,149
Earlier-stage programs	5,074	14,245
Research and development employee-related expenses	18,299	19,683
Other internal research and development expenses	21,761	15,993
Third-party grants and funding from collaboration agreements	(377)	(840)
Total research and development expenses	$94,832	$92,258
The increase in research and development expenses for the 2019 period was primarily due to an increase in research and development expenses related to hGH-CTP, a long acting human growth hormone that was outlicensed to Pfizer in 2015. In addition, for the nine months ended September 30, 2019 and 2018, we recorded, as an offset to research and development expenses, $3.7 million and $5.2 million, respectively, related to research and development tax credits recognized in Ireland. Research and development expenses for the nine months ended September 30, 2019 and 2018 included equity-based compensation expense of $1.5 million and $3.3 million, respectively. We expect our research and development expenses to increase as we continue to expand our research and development of potential future products.
Contingent consideration. Contingent consideration income (expense) for the nine months ended September 30, 2019 and 2018 was $78 thousand and $12.4 million , respectively. The change in contingent consideration was primarily attributable to changes in assumptions regarding the timing of achievement of future milestones for OPKO Renal and OPKO Diagnostics. The contingent consideration liabilities at September 30, 2019 relate to potential amounts payable to former stockholders of CURNA, OPKO Diagnostics and OPKO Renal pursuant to our acquisition agreements in January 2011, October 2011 and March 2013, respectively.
Amortization of intangible assets. Amortization of intangible assets was $49.4 million and $51.4 million, respectively, for the nine months ended September 30, 2019 and 2018. Amortization expense reflects the amortization of acquired intangible assets with defined useful lives. Our indefinite lived IPR&D assets will not be amortized until the underlying development programs are completed. Upon obtaining regulatory approval by the U.S. FDA, the IPR&D assets will be accounted for as a finite-lived intangible asset and amortized on a straight-line basis over its estimated useful life.
Asset impairment charges. Asset impairment charges were $0.7 million for the nine months ended September 30, 2019 and is related to an impairment charge to write down our intangible assets at FineTech down to their estimated fair value.
We believe that our estimates and assumptions in testing goodwill and other intangible assets, including IPR&D, for impairment are consistent with assumptions that marketplace participants would use in their estimates. However, if actual results are not consistent with our estimates and assumptions, we may be exposed to an impairment charge that could be material.
If we are unable to obtain appropriate reimbursement for our 4Kscore test and experience sustained declines in operating results at BioReference versus management’s forecast, then our estimates of the fair value of the BioReference reporting unit may change. If the fair value of the reporting unit falls below carrying value, then we would record impairment of goodwill at BioReference and such impairment could be significant.
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
Interest income. Interest income for the nine months ended September 30, 2019 and 2018 was not significant as our cash investment strategy emphasizes the security of the principal invested and fulfillment of liquidity needs.

Interest expense. Interest expense for the nine months ended September 30, 2019 and 2018 was $16.0 million and $7.9 million, respectively. Interest expense is principally related to interest incurred on the 2025 Notes, the 2023 Convertible Notes, the 2033 Senior Notes, and BioReference’s outstanding debt under its credit facility. The increase in interest expense for the nine months ended September 30, 2019 was primarily due to interest incurred on the 2025 Notes and 2023 Convertible Notes.
Fair value changes of derivative instruments, net. Fair value changes of derivative instruments, net for the nine months ended September 30, 2019 and 2018, was $6 thousand and $3.5 million of income, respectively. Derivative income for the nine months ended September 30, 2018 principally related to the change in the fair value of warrants to purchase additional shares of Neovasc, Inc.
Other income (expense), net. Other income (expense), net for the nine months ended September 30, 2019 and 2018, was $20.4 million of expense and $9.7 million of income, respectively. Other expense for the nine months ended September 30, 2019 primarily consisted of net unrealized losses recognized during the period on our investments in Eloxx Pharmaceuticals, Inc. and VBI Vaccines Inc. Other income for the nine months ended September 30, 2018 primarily consists of net unrealized gains recognized during the period on equity securities.
Income tax benefit (provision). Our income tax benefit (provision) for the nine months ended September 30, 2019 and 2018 was $(3.6) million and $10.4 million, respectively, and reflects quarterly results using our expected effective tax rate.  For the nine months ended September 30, 2019, the tax rate differed from the U.S. federal statutory rate of 21% primarily due to the relative mix in earnings and losses in the U.S. versus foreign tax jurisdictions, the impact of certain discrete tax events and operating results in tax jurisdictions which do not result in a tax benefit. The income tax benefit for the nine months ended September 30, 2018 included benefits related to discrete events which did not recur during 2019.
Loss from investments in investees. We have made investments in certain early stage companies that we perceive to have valuable proprietary technology and significant potential to create value for us as a shareholder or member. We account for these investments under the equity method of accounting, resulting in the recording of our proportionate share of their losses until our share of their loss exceeds our investment. Until the investees’ technologies are commercialized, if ever, we anticipate they will report a net loss. Loss from investments in investees was $2.4 million and $11.5 million for the nine months ended September 30, 2019 and 2018, respectively.

LIQUIDITY AND CAPITAL RESOURCES
At September 30, 2019, we had cash and cash equivalents of approximately $64.7 million. Cash used in operations of $126.5 million for the nine months ended September 30, 2019 principally reflects general and administrative expenses in connection with our corporate operations, research and development activities and commercialization activities related to Rayaldee. Cash used in investing activities for the nine months ended September 30, 2019 primarily reflects capital expenditures of $8.9 million. Cash provided by financing activities primarily reflects the issuance of the 2025 Notes in February 2019 for net proceeds of $192.5 million, which was partially offset by the redemption of $28.8 million principal amount of 2033 Senior Notes and repayments on BioReference’s line of credit with JPMorgan Chase Bank, N.A. (“CB”). We have not generated sustained positive cash flow sufficient to offset our operating and other expenses and our primary source of cash has been from the public and private placement of stock, the issuance of the 2033 Senior Notes, 2023 Convertible Notes and 2025 Notes and credit facilities available to us.
On October 29, 2019, we issued 50 million shares of our common stock at a price to the public of $1.50 per share in an underwritten public offering (the “Offering”), resulting in net proceeds to the Company of approximately $70 million, after deducting underwriting commissions and offering expenses. The Company also granted the underwriters an option for a period of 30 days to purchase up to an additional 7.5 million shares at the public offering price, less underwriting discounts and commissions. The Company intends to use the net proceeds received from the Offering to fund research and development, to further develop and commercialize its portfolio of proprietary pharmaceutical and diagnostic products and for working capital, capital expenditures, acquisitions and other general corporate purposes.
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
The current conversion rate for the 2025 Notes is 236.7424 shares of Common Stock per $1,000 principal amount of 2025 Notes (equivalent to a conversion price of approximately $4.22 per share of Common Stock). The conversion rate for the 2025 Notes is subject to adjustment in some events but will not be adjusted for any accrued and unpaid interest.
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
On November 8, 2018, we entered into a credit agreement with an affiliate of Dr. Frost, pursuant to which the lender committed to provide us with an unsecured line of credit in the amount of up to $60 million. The credit agreement was terminated on or around February 20, 2019 and we repaid the $28.8 million outstanding from the proceeds of the 2025 Notes offering. Borrowings under the line of credit bore interest at a rate of 10% per annum and could be repaid and reborrowed at any time. The credit agreement included various customary remedies for the lender following an event of default, including the acceleration of repayment of outstanding amounts under line of credit. The line of credit would have matured on November 8, 2023.

On February 1, 2019, approximately $28.8 million aggregate principal amount of 2033 Senior Notes were tendered by holders pursuant to such holders’ option to require us to repurchase the 2033 Senior Notes as set forth in the indenture, following which repurchase only $3.0 million aggregate principal amount of the 2033 Senior Notes remained outstanding. At December 31, 2018, $31.9 million principal amount of 2033 Senior Notes was outstanding. Holders of the remaining $3.0 million principal amount of the 2033 Senior Notes may require us to repurchase such notes for 100% of their principal amount, plus accrued and unpaid interest, on February 1, 2023, on February 1, 2028, or following the occurrence of a fundamental change as defined in the indenture governing the 2033 Senior Notes.
As of September 30, 2019, the total commitments under our Credit Agreement (as defined below) with CB and our lines of credit with financial institutions in Chile and Spain was $88.8 million, of which $56.1 million was used and outstanding as of September 30, 2019. The weighted average interest rate on these lines of credit was approximately 4.4%. These lines of credit are short-term and are used primarily as a source of working capital. The highest balance at any time during the nine months ended September 30, 2019 was $112.4 million. We intend to continue to enter into these lines of credit as needed. There is no assurance that our current lines of credit or other funding sources will be available to us on acceptable terms, or at all, in the future.
In the second quarter of 2019, we repaid $39.0 million under our Credit Agreement with CB based on changes in our borrowing base calculation which reduced credit available to us. The repayment was made with cash on hand. As of September 30, 2019, $15.7 million remained available for borrowing under the Credit Agreement.
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
On November 4, 2019, BioReference and certain of its subsidiaries entered into Amendment No. 10 to the Credit Agreement, which amended certain definitions in the Credit Agreement and further amended the Credit Agreement to extend the maturity date to 2021 and reduce the commitment from $100 million to $75 million. The other terms of the Credit Agreement remain unchanged.
In November 2015, BioReference and certain of its subsidiaries entered into a credit agreement with JPMorgan Chase Bank, N.A. (“CB”), as lender and administrative agent, as amended (the “Credit Agreement”). The Credit Agreement provides for a $75.0 million secured revolving credit facility and includes a $20.0 million sub-facility for swingline loans and a $20.0 million sub-facility for the issuance of letters of credit. The Credit Agreement matures on November 5, 2021 and is guaranteed by all of BioReference’s domestic subsidiaries. The Credit Agreement is also secured by substantially all assets of BioReference and its domestic subsidiaries, as well as a non-recourse pledge by us of our equity interest in BioReference. Availability under the Credit Agreement is based on a borrowing base comprised of eligible accounts receivables of BioReference and certain of its subsidiaries, as specified therein.
In February 2018, we issued the 2023 Convertible Notes in the aggregate principal amount of $55.0 million. The 2023 Convertible Notes mature five years from the date of issuance. Each holder of a 2023 Convertible Note has the option, from time to time, to convert all or any portion of the outstanding principal balance of such 2023 Convertible Note, together with accrued and unpaid interest thereon, into shares of our Common Stock, par value $0.01 per share, at a conversion price of $5.00 per share of common stock. We may redeem all or any part of the then issued and outstanding 2023 Convertible Notes, together with accrued and unpaid interest thereon, pro ratably among the holders, upon no fewer than 30 days, and no more than 60 days, notice to the holders. The 2023 Convertible Notes contain customary events of default and representations and warranties of OPKO.
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
On October 21, 2019, we and Pfizer announced that the global Phase 3 trial evaluating Somatrogon (hGH-CTP) dosed once-weekly in prepubertal children with GHD met its primary endpoint of non-inferiority to daily Genotropin® (somatropin) for injection, as measured by annual height velocity at 12 months.
Top-line results from the study demonstrated that treatment with Somatrogon dosed once-weekly in pre-pubertal children with GHD was non-inferior to somatropin dosed once-daily with respect to height velocity at 12 months of treatment (the primary endpoint); the least square mean was higher in the Somatrogon group (10.12 cm/year) than in the somatropin group (9.78 cm/year); the treatment difference (Somatrogon – somatropin) in height velocity (cm/year) was 0.33 with a two-sided 95% confidence interval of the difference of (-0.39, 1.05). In addition, change in height standard deviation scores at six and twelve months, key secondary endpoints, were higher in the Somatrogon dosed once-weekly cohort in comparison to the somatropin dosed once-daily cohort. Moreover, at six months, change in height velocity, another key secondary endpoint, was higher in the Somatrogon dosed once-weekly cohort in comparison to the somatropin dosed once-daily cohort. These common measures of growth are employed in the clinical setting to measure the potential level of catch-up growth that subjects may experience relative to heights of age and gender matched peers.
Somatrogon was generally well tolerated in the study and comparable to that of somatropin dosed once-daily with respect to the types, numbers and severity of the adverse events observed between the treatment arms. Immunogenicity testing and analysis of additional data are ongoing, and full results of the study will be submitted for presentation at a future scientific meeting.
In 2014, Pfizer and OPKO entered into a worldwide agreement for the development and commercialization of our long-acting hGH-CTP for the treatment of GHD in adults and children, as well as for the treatment of growth failure in children born small for gestational age (“SGA”). Under the terms of the agreements with Pfizer, we received non-refundable and non-creditable upfront payments of $295 million in 2015 and are eligible to receive up to an additional $275 million upon the achievement of certain regulatory milestones. Pfizer received the exclusive license to commercialize hGH-CTP worldwide. In addition, we are eligible to receive initial tiered royalty payments associated with the commercialization of hGH-CTP for Adult GHD with percentage rates ranging from the high teens to mid-twenties. Upon the launch of hGH-CTP for Pediatric GHD in certain major markets, the royalties will transition to regional, tiered gross profit sharing for both hGH-CTP and Pfizer’s Genotropin®.

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
We are constructing a research, development and manufacturing center in Waterford, Ireland, for which we will incur between $40 million and $50 million for the construction and validation of the facility. Construction of the facility began in the fourth quarter of 2016 with expected completion in 2019. Currently, we plan to fund the project from cash on hand or from third party funding sources that may be available to us. Through September 30, 2019, the cumulative expenditures we incurred to date on the construction of the facility was approximately $38.3 million.
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
We believe that the cash and cash equivalents on hand at September 30, 2019, the amounts available to be borrowed under our lines of credit and the proceeds from the issuance of 50 million shares of our common stock in October 2019 are sufficient to meet our anticipated cash requirements for operations and debt service beyond the next 12 months. We based this estimate on assumptions that may prove to be wrong or are subject to change, and we may be required to use our available cash resources sooner than we currently expect. If we acquire additional assets or companies, accelerate our product development programs or initiate additional clinical trials, we will need additional funds. Our future cash requirements, and the timing of those requirements, will depend on a number of factors, including our relationship with Pfizer, the commercial success of Rayaldee, BioReference’s financial performance, possible acquisitions, the continued progress of research and development of our product candidates, the timing and outcome of clinical trials and regulatory approvals, the costs involved in preparing, filing, prosecuting, maintaining, defending, and enforcing patent claims and other intellectual property rights, the status of competitive products, the availability of financing, our success in developing markets for our product candidates and results of government investigations, payor claims, and legal proceedings that may arise, including, without limitation class action and derivative litigation to which we are subject, and our ability to obtain insurance coverage for such claims. We have not generated sustained positive cash flow and if we are not able to secure additional funding when needed, we may have to delay, reduce the scope of, or eliminate one or more of our clinical trials or research and development programs or possible acquisitions or reduce our marketing or sales efforts or cease operations.

The following table provides information as of September 30, 2019, with respect to the amounts and timing of our known contractual obligation payments due by period.

Contractual obligations (In thousands)	Remaining three months ending December 31, 2019	2020	2021	2022	2023	Thereafter	Total
Open purchase orders	$74,836	$2,589	$34	$9	$—	$—	$77,468
Operating leases	3,915	11,491	7,698	4,858	3,447	4,829	36,238
Finance leases	762	2,729	2,077	1,056	481	203	7,308
2033 Senior Notes, 2025 and 2023 Convertible Notes	—	—	—	—	3,050	201,260	204,310
Deferred payments	8,750	7,500	7,500	3,575	—	—	27,325
Mortgages and other debts payable	747	723	692	490	300	238	3,190
Lines of credit	5,484	50,644	—	—	—	—	56,128
Interest commitments	19	662	34	20	317	61,807	62,859
Total	$94,513	$76,338	$18,035	$10,008	$7,595	$268,337	$474,826
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
- Contingent consideration that includes payments upon achievement of certain milestones including meeting development milestones such as the completion of successful clinical trials, NDA approvals by the FDA and revenue milestones upon the achievement of certain revenue targets all of which are anticipated to be paid within the next seven years and are payable in either shares of our Common Stock or cash, at our option, and that may aggregate up to $149.1 million.

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
At September 30, 2019, we had cash and cash equivalents of $64.7 million. The weighted average interest rate related to our cash and cash equivalents for the nine months ended September 30, 2019 was less than 1%. As of September 30, 2019, the principal outstanding balance under BioReference’s Credit Agreement with CB and our Chilean and Spanish lines of credit was $56.1 million in the aggregate at a weighted average interest rate of approximately 4.4%.
Our $3.0 million aggregate principal amount of our 2033 Senior Notes has a fixed interest rate of 3%, our $55.0 million aggregate principal amount of our 2023 Convertible Notes has a fixed interest rate of 5%, and our $200.0 million aggregate principal amount of the 2025 Notes has a fixed interest rate of 4.50%, and therefore are not subject to fluctuations in market interest rates.
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

Item 4. Controls and Procedures
Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, management concluded that our disclosure controls and procedures were effective as of September 30, 2019.
Changes to the Company’s Internal Control Over Financial Reporting
We have implemented new controls as part of our effort to adopt Accounting Standards Update (“ASU”) No. 2016-02, “Leases (Topic 842)”. The adoption of the ASU required the implementation of new accounting processes which necessitated changes to our internal controls over financial reporting.
There have been no changes to the Company’s internal control over financial reporting that occurred during the quarter covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
We are, from time to time, party to various legal proceedings arising out of our business. During the reporting period, covered by this Quarterly Report on Form 10-Q, except as set forth below, there have been no material changes to the description of legal proceedings set forth in our Annual Report on Form 10-K for the year ended December 31, 2018 (the “Annual Report”), as updated by our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2019 and June 30, 2019. The following should be read in conjunction with the information provided in Part I, Item 3 of our Annual Report.
See Note 11 to the interim unaudited consolidated financial statements for information regarding the status of legal proceedings involving the Company.

Item 1A. Risk Factors

There have been no material changes to our risk factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018, and as described from time to time under “Risk Factors” in our subsequent filings with the Securities and Exchange Commission.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not Applicable.
Item 5. Other Information

None.

Item 6. Exhibits

Exhibit 10.1*	Amendment No. 9 to Credit Agreement by and between BioReference Laboratories, Inc. and certain of its subsidiaries, and JPMorgan Chase, N.A. dated August 6, 2019.
Exhibit 31.1
Certification by Phillip Frost, Chief Executive Officer, pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended September 30, 2019.

Exhibit 31.2
Certification by Adam Logal, Chief Financial Officer, pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended September 30, 2019.

Exhibit 32.1
Certification by Phillip Frost, Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended September 30, 2019.

Exhibit 32.2
Certification by Adam Logal, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended September 30, 2019.

Exhibit 101.INS	Inline XBRL Instance Document
Exhibit 101.SCH	Inline XBRL Taxonomy Extension Schema Document
Exhibit 101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
Exhibit 101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
Exhibit 101.LAB	inline XBRL Taxonomy Extension Label Linkbase Document
Exhibit 101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 5, 2019	OPKO Health, Inc.

/s/ Adam Logal
Adam Logal
Senior Vice President, Chief Financial Officer,
Chief Accounting Officer and Treasurer