Form 10-K
period 2019-12-31
Opko Health, Inc.
filed 2020-03-02
CIK 944809

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019.
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to                     .
Commission file number 001-33528

OPKO Health, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	75-2402409
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

4400 Biscayne Blvd.
Miami,	FL	33137
(Address of Principal Executive Offices) (Zip Code)

(305)	575-4100
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Common Stock, $.01 par value per share	OPK	NASDAQ Global Select Market

Securities registered pursuant to section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒  No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, as of the last business day of the registrant’s most recently completed second fiscal quarter was: $866,904,611.
As of February 15, 2020, the registrant had 669,828,524 shares of its common stock, par value $0.01 per share (“Common Stock”) outstanding.
Documents Incorporated by Reference
Portions of the registrant’s definitive proxy statement for its 2020 Annual Meeting of Stockholders are incorporated by reference in Items 10, 11, 12, 13, and 14 of Part III of this Annual Report on Form 10-K.

		Page
Part I.
Item 1.	Business	6
Item 1A.	Risk Factors	26
Item 1B.	Unresolved Staff Comments	59
Item 2.	Properties	59
Item 3.	Legal Proceedings	60
Item 4.	Mine Safety Disclosures	63
Part II.
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	65
Item 6.	Selected Financial Data	67
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	68
Item 7A.	Quantitative and Qualitative Disclosures about Market Risk	86
Item 8.	Financial Statements and Supplementary Data	87
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	137
Item 9A.	Controls and Procedures	137
Item 9B.	Other Information	137
Part III.
Item 10.	Directors, Executive Officers and Corporate Governance
Item 11.	Executive Compensation
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 13.	Certain Relationships and Related Transactions and Director Independence
Item 14.	Principal Accounting Fees and Services
Part IV.
Item 15.	Exhibits, Financial Statement Schedules	139
Signatures		153
Certifications		153
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

•
adverse results in material litigation matters or governmental inquiries, including, without limitation, pending class action and derivative lawsuits which followed the now settled lawsuit against the Company and its Chairman and Chief Executive Officer by the SEC;

•	the risks inherent in developing, obtaining regulatory approvals for and commercializing new, commercially viable and competitive products and treatments;

•	our research and development activities may not result in commercially viable products;

•	that earlier clinical results of effectiveness and safety may not be reproducible or indicative of future results;

•	the success of our relationship with Pfizer;

•	that we may fail to obtain regulatory approval for hGH-CTP or successfully commercialize Rayaldee and hGH-CTP;

•	that we may not generate profits or cash flow from our laboratory operations or substantial revenue from Rayaldee and our other pharmaceutical and diagnostic products;

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

•
the information technology systems that we rely on may be subject to unauthorized tampering, cyberattack or other data security or privacy incidents that could impact our billing processes or disrupt our operations;

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
OVERVIEW
We are a diversified healthcare company that seeks to establish industry-leading positions in large and rapidly growing medical markets. Our diagnostics business includes BioReference Laboratories, Inc. (“BioReference”), one of the nation’s largest full service laboratories with a core genetic testing business and an almost 300-person sales and marketing team to drive growth and leverage new products, including the 4Kscore test. Our pharmaceutical business features Rayaldee, a, U.S. Food and Drug Administration (“FDA”) approved treatment for secondary hyperparathyroidism (“SHPT”) in adults with stage 3 or 4 chronic kidney disease (“CKD”) and vitamin D insufficiency, a selective androgen receptor modulator which we are exploring for various potential indications, and a once weekly oxyntomodulin for type 2 diabetes and obesity which is a clinically advanced drug candidate among the new class of GLP-1 glucagon receptor dual agonists (phase 2b). Our pharmaceutical business also features hGH-CTP, a once-weekly human growth hormone injection which completed a successful phase 3 study in August 2019 and is partnered with Pfizer, Inc.
We operate established pharmaceutical platforms in Spain, Ireland, Chile, and Mexico, which are generating revenue and from which we expect to generate positive cash flow and facilitate future market entry for our products currently in development. We have a development and commercial supply pharmaceutical company as well as a global supply chain operation and holding company in Ireland, which we expect will play an important role in the development, manufacturing, distribution and approval of a wide variety of drugs with an emphasis on high potency products. We also own a specialty active pharmaceutical ingredients (“APIs”) manufacturer in Israel, which we expect will facilitate the development of our pipeline of molecules and compounds for our proprietary molecular diagnostic and therapeutic products.
We have a highly experienced management team. Based on the members’ respective experience in the industry, we believe that our management team has extensive development, regulatory and commercialization expertise and relationships that provide access to commercial opportunities.
All product or service marks appearing in type form different from that of the surrounding text are trademarks or service marks owned, licensed to, promoted or distributed by OPKO, its subsidiaries or affiliates, except as noted. All other trademarks or services marks are those of their respective owners.
GROWTH STRATEGY
We expect our future growth to come from leveraging our commercial infrastructure, proprietary technology and development strengths, and by opportunistically pursuing complementary and strategic acquisitions and investments.
We launched our first pharmaceutical product, Rayaldee, in the U.S. market in the fourth quarter of 2016. We have under development a broad and diversified portfolio of diagnostic tests, small molecules, and biologics targeting a broad range of unmet medical needs. We also operate one of the largest full service laboratories in the U.S. We intend to continue to leverage our proprietary technology and our strengths in all phases of research and development to further develop and commercialize our portfolio of proprietary pharmaceutical and diagnostic products. In support of our strategy, we intend to:

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
We have been, and may continue to be, opportunistic and pursue complementary and strategic acquisitions, licenses and investments. Our management team has significant experience in identifying, executing and integrating these transactions. We have and may continue to use well-timed, carefully selected acquisitions, licenses and investments to drive our growth, including:

•
Products and technologies. We may continue to pursue product and technology acquisitions and licenses that will complement our existing businesses and provide new product and market opportunities, enhance our profitability, leverage our existing assets, and contribute to our own organic growth.

•	Commercial businesses. We may continue to pursue acquisitions of commercial businesses that will both drive our growth and provide geographically diverse sales and distribution opportunities.

•
Early stage investments. We have made and may continue to make investments in early stage companies that we perceive to have valuable proprietary technology and significant potential to create value for OPKO as a shareholder.

CORPORATE INFORMATION
We were originally incorporated in Delaware in October 1991 under the name Cytoclonal Pharmaceutics, Inc., which was later changed to eXegenics, Inc. (“eXegenics”). On March 27, 2007, we were part of a three-way merger with Froptix Corporation (“Froptix”) and Acuity Pharmaceuticals, Inc. (“Acuity”), both research and development companies. On June 8, 2007, we changed our name to OPKO Health, Inc. Our shares are publicly traded on the NASDAQ Stock Market under the ticker “OPK” and on the Tel Aviv Stock Exchange under the ticker “OPK”. Our principal executive offices are located in leased office space in Miami, Florida.
We currently manage our operations in two reportable segments: diagnostics and pharmaceuticals. The pharmaceutical segment consists of the pharmaceutical operations we operate in Chile, Mexico, Ireland, Israel and Spain and our pharmaceutical research and development operations. The diagnostics segment primarily consists of the clinical laboratory operations of BioReference, as well as our point-of-care operations. There are no significant inter-segment sales. We evaluate the performance of each segment based on operating profit or loss. There is no inter-segment allocation of interest expense and income taxes. Refer to Note 17 of our audited consolidated financial statements contained in this Annual Report on Form 10-K for financial information about our segments and geographic areas.
CURRENT PRODUCTS AND SERVICES AND RELATED MARKETS
Diagnostics
BioReference Laboratories
Through BioReference, one of the largest full service laboratories in the United States, we offer comprehensive laboratory testing services utilized by healthcare providers in the detection, diagnosis, evaluation, monitoring, and treatment of diseases, including esoteric testing, molecular diagnostics, anatomical pathology, genetics, women’s health and correctional healthcare. We market and sell these services to physician offices, clinics, hospitals, employers and governmental units nationally, with the largest concentration of business in the larger metropolitan areas across New York, New Jersey, Florida, Texas, Maryland, California, Pennsylvania, Delaware, Washington DC, Illinois and Massachusetts. BioReference is in network for over 80% of all U.S. insured lives.
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
We have one of the largest marketing staffs of any laboratory in the country with sales and marketing groups dedicated to urology, oncology, women’s health, genetic testing and correctional health, as well as cross-over groups selling to large institutions. Most of our sales personnel operate in a dual capacity, as sales and client support representatives, which we believe provides better customer service and a strong connection with our customers.
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
BioReference provides us with a significant diagnostics commercial infrastructure for marketing and sales that reached almost 11 million patients in 2019. In addition, its large team of managed care experts complement our efforts to ensure that payors recognize the value of our diagnostic and laboratory tests for reimbursement purposes. We continue to leverage the national marketing, sales and distribution resources of BioReference, along with its almost 300-person sales and marketing team, to enhance sales of and reimbursement for our 4Kscore test, a laboratory developed blood test that provides a personalized risk score for aggressive prostate cancer. We plan to leverage the BioReference commercial infrastructure and capabilities, as well as its extensive relationships with payors, to commercialize OPKO’s other diagnostic products under development.
4Kscore Test
We offer the 4Kscore test through our BioReference laboratory located in Elmwood Park, New Jersey. We began selling the 4Kscore test in the U.S. in March 2014 and in Europe and Mexico in September 2014 and January 2015, respectively. The 4Kscore test is a laboratory developed test that measures the blood serum or plasma levels of four different prostate-derived kallikrein proteins: Total PSA, Free PSA, Intact PSA and Human Kallikrein-2 (“hK2”). These biomarkers are then combined with a patient’s age, Digital Rectal Exam (“DRE”) status (nodule / no nodule), and prior negative biopsy status (yes, prior negative biopsy / no prior biopsy) using a proprietary algorithm to calculate the risk (probability) of finding a Gleason Score 7 or higher prostate cancer. The four kallikrein panel of biomarkers utilized in the 4Kscore test is based on decades of research conducted by scientists at Memorial Sloan-Kettering Cancer Center and leading European institutions. Investigators at the Lund University, Sweden, University of Turku, Finland and Memorial Sloan Kettering Cancer Center, New York, have also demonstrated that the 4Kscore test can risk stratify the 20-year risk for development of prostate metastases and mortality in men who present at age 50 to 60 years old with an elevated PSA.
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
The clinical data from both studies demonstrated the ability of the 4Kscore test to discriminate between men with high-grade, aggressive prostate cancer and those men who had no findings of cancer or had low-grade or indolent form of the disease. The discrimination, measured by Area Under the Curve (“AUC”) analysis, was greater than 0.80 and is significantly higher than previously developed tests. Furthermore, the 4Kscore test demonstrated excellent risk calibration, indicating the accuracy of the result for an individual patient, both Caucasian and African American. The high value of the AUC and the excellent risk calibration make the 4Kscore test result valuable information for the shared decision-making between the urologist and patient on whether or not to perform a prostate biopsy.

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
The National Comprehensive Cancer Network (“NCCN”) has included the 4Kscore test as a recommended test in its Guidelines for Prostate Cancer Early Detection since 2015. The panel making this recommendation concluded that the 4Kscore test is indicated for use prior to a first prostate biopsy, or after a negative biopsy, to assist patients and physicians in further defining the probability of high-grade cancer. In addition, the European Association of Urology (“EAU”) Prostate Cancer Guidelines Panel included the 4Kscore test in the 2018 and 2019 EAU Guidelines for Prostate Cancer, concluding that the 4Kscore, as a blood test with greater specificity over the PSA test, is indicated for use prior to a first prostate biopsy or after a negative biopsy to assist patients and physicians in further defining the probability of high-grade cancer.
We have and intend to continue to commit substantial efforts to obtaining broad reimbursement coverage for the 4Kscore test. The 4Kscore test has been granted a Category I CPT® code by the AMA (CPT Code 81539). A CPT code is used by insurance companies and government payors to describe health care services and procedures. A Category I CPT code is critical to facilitate reimbursement in government programs such as Medicare and Medicaid, as well as private insurance programs. We have obtained a positive coverage decision from at least one national private payor and pricing agreements from several regional payors.
In January 2019, Novitas Solutions (“Novitas”), the local Medicare Administrative Contractor (“MAC”) for our laboratory in New Jersey, issued a notice of a future non-coverage determination for the 4KScore test to be effective March 20, 2019. Subsequently, we announced that Novitas issued a new proposed local coverage determination (an “LCD”) for the 4Kscore test with defined coverage criteria.  Under the proposed LCD, which became effective on December 30, 2019, Medicare would reimburse the test for patients who meet the defined criteria.
On June 20, 2019, we announced that we submitted a de novo request to the FDA seeking regulatory clearance for the 4Kscore test. Based on feedback from the FDA, the Company withdrew its de novo request and requested a meeting with the FDA to discuss a premarket approval (“PMA”) submission for the test. A PMA submission by the Company for the 4kscore test was accepted for review by the FDA in January 2020.
Point-of-Care Diagnostics
OPKO Diagnostics, LLC (“OPKO Diagnostics”), formerly Claros Diagnostics, Inc., has developed a novel diagnostic instrument system to provide rapid, high performance blood test results in the point-of-care setting (the “Claros Analyzer”). The technology requires only a finger stick drop of blood introduced into the test cassette that can then be used to run a quantitative test. The instrument performs the tests on a disposable, one time usable cassette that is a microfluidics-based diagnostic test system. The credit card-sized test cassette works with a sophisticated desktop analyzer to provide high performance quantitative blood test results within 10-15 minutes and permits the transition of immunoassays from the centralized reference laboratory to the physician’s office, hospital nurses station, or other decentralized location.
We completed multiple in vitro analytical validation and field use tests for the PSA test in mid-2017 and filed the PMA for the Claros Analyzer and Sangia Total PSA Test with the FDA in November 2017. The FDA approved the PMA for the Sangia Total PSA Test using the Claros Analyzer in January 2019. The key clinical study with patients suspected of having prostate cancer found that the sensitivity of the Sangia Total PSA Test together with a DRE was improved versus the sensitivity of a DRE alone, to 91%, detecting 2.9 times the prostate cancers compared to a DRE alone. The FDA has categorized Sangia total PSA test as a moderately complex device under Clinical Laboratory Improvement Amendments of 1988 (“CLIA”). The Company is taking steps to obtain a CLIA waiver for the Sangia Total PSA test and the Claros system, which should permit the test to be performed by most medical office personnel with minimal additional training.
We encountered significant technical challenges for a testosterone test using the platform technology and have currently suspended further development of the testosterone test. We are currently evaluating commercialization strategies for the Claros system, as well as potential development of other tests for this platform technology, including markers with high volume assays in therapeutic areas such as nephrology, neurology, cardiology, infection and veterinary markets.

Pharmaceutical Business
We currently have one commercial stage pharmaceutical product and several pharmaceutical compounds and technologies in various stages of research and development for a broad range of indications and conditions, including
Renal Products-Rayaldee
Rayaldee is a patented extended release product containing 30 mcg of a prohormone, called calcifediol (25-hydroxyvitamin D3), for oral administration. We launched Rayaldee, our lead renal product, in the U.S. market in November 2016, following receipt in June 2016 of FDA approval for the treatment of SHPT in adults with stage 3 or 4 CKD and vitamin D insufficiency, defined as serum total 25-hydroxyvitamin D levels less than 30 ng/mL. The FDA approval of Rayaldee was supported by successful results from two identical randomized, double-blind, placebo-controlled, multi-site phase 3 studies which established the safety and efficacy of Rayaldee as a new treatment for SHPT in adults with stage 3 or 4 CKD and vitamin D insufficiency.
Vitamin D insufficiency arises in CKD due to the abnormal upregulation of CYP24A1, an enzyme that destroys vitamin D and its metabolites, and from many other causes as well. Studies in CKD patients have demonstrated that currently available over-the-counter and prescription vitamin D supplements cannot reliably raise blood vitamin D prohormone levels and effectively treat SHPT, a condition commonly associated with CKD in which the parathyroid glands secrete excessive amounts of PTH. Prolonged elevation of blood PTH causes excessive calcium and phosphorus to be released from bone, leading to elevated serum calcium and phosphorus levels, softening of the bones (osteomalacia) and calcification of vascular and renal tissues. SHPT affects 33% and 54% of patients with stage 3 and 4 CKD respectively, and approximately 95% of patients with stage 5 CKD.
We have an approximately 89-person highly specialized sales, marketing and market access team dedicated to the commercialization of Rayaldee as of December 31, 2019. In the fourth quarter of 2019, total Rayaldee prescriptions increased approximately 141% and 17% as compared to the fourth quarter of 2018 and the third quarter of 2019, respectively. Efforts are underway to obtain broader commercial and Part D insurance coverage for Rayaldee. We have already achieved commercial and Medicare Part D formulary coverage for more than eight-three percent (83%) of U.S. covered lives as of the end of 2019.
In May 2016, we entered into a collaboration with Vifor Fresenius Medical Care Renal Pharma (“VFMCRP”) for the development and commercialization of Rayaldee in Europe, Canada, Mexico, Australia, South Korea and certain other international markets for the treatment of SHPT in patients with stage 3, 4 or 5 CKD and vitamin D insufficiency. Under the terms of the agreement, OPKO received an upfront payment of $50 million. We also received a $2 million payment triggered by the marketing approval of Rayaldee in Canada. In addition, VFMCRP will pay OPKO tiered, double digit royalties on sales of the product at percentage rates that range from the mid-teens to the mid-twenties or a minimum royalty, whichever is greater, upon commencement of sales of the product. OPKO and VFMCRP are also collaborating to develop and commercialize a new dosage form of Rayaldee for the treatment of SHPT in hemodialysis patients. OPKO granted VFMCRP an option to acquire rights to this dosage form for the U.S. market; if exercised, OPKO may receive up to $555 million in additional milestones and double digit royalties.
VFMCRP filed Marketing Authorization Application with a number of European countries, and VFMCRP expects to receive approvals in several European countries to market Rayaldee for the treatment of SHPT in adult non-dialysis patients with CKD during 2020.
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

We are also developing Rayaldee for other indications, including for SHPT in patients with vitamin D insufficiency and stage 5 CKD requiring regular hemodialysis. A phase 2 study of a higher dose product commenced in the stage 5 CKD patient population during the third quarter of 2018. We expect to receive initial data from the study in the first quarter of 2020.
We filed an IND for Rayaldee in January 2019 for the treatment of SHPT arising from vitamin D insufficiency in patients who have undergone bariatric surgery. We intend to commence a phase 2 study in this population in late 2020.
In August 2014, we also announced the submission of an Investigational New Drug Application (“IND”) to the FDA to evaluate Rayaldee as an adjunctive therapy for the prevention of skeletal-related events in patients with bone metastases undergoing anti-resorptive therapy. We commenced a phase 1 dose escalation study in the fourth quarter of 2014 in breast and prostate cancer patients with bone metastases who were receiving anti-resorptive therapy. The study, which has been completed, was designed to evaluate safety, markers of vitamin D and mineral metabolism and tumor progression. We are currently collecting the final data and will subsequently complete a final analysis of the study.

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
Renal Products-Other
Another renal product in our development pipeline, Alpharen (Fermagate Tablets), is a new and potent non-absorbed phosphate binder to treat hyperphosphatemia in stage 5 CKD patients requiring regular hemodialysis. Alpharen (Fermagate Tablets) has been shown to be safe and effective in treating hyperphosphatemia in phase 2 and 3 trials in stage 5 CKD patients undergoing chronic hemodialysis. Hyperphosphatemia, or elevated serum phosphorus, contributes to soft tissue mineralization, affects approximately 90% of dialysis patients and is tightly linked to the progression of SHPT and vascular calcification, both of which drive morbidity and mortality. An additional phase 3 clinical trial is required to support marketing approvals for Alpharen in North America and in Europe, and the Company is seeking potential partners to participate in this trial.
SARM
Through the acquisition of Transition Therapeutics, a Toronto-based biotechnology company (“Transition”), we acquired OPK88004, an orally administered selective androgen receptor modulator (“SARM”). The selective and antagonistic properties of OPK88004 on the prostate appear to be well suited to potentially reduce prostate hyperplasia and volume, as well as provide anabolic therapeutic benefits such as increased lean body mass and physical function, and decreased fat mass in specific patient populations. We believe that SARMs hold considerable promise as a new class of anabolic therapies for a variety of clinical indications, such as frailty and functional limitations associated with aging and chronic illnesses, cancer and osteoporosis.
A phase 2 study of 350 male subjects for another indication showed significantly increased lean body mass and muscle strength and significant fat mass reduction with no change or lowering of PSA levels. OPK88004 is currently being studied in a phase 2 study in prostate cancer patients who have undergone radical prostatectomy. The main objective of the study is to examine the effect of OPK88004 on sexual function and quality of life issues associated with this patient population.
An additional phase 2b study to determine the optimal dose to treat patients with Benign Prostatic Hypertrophy (“BPH”) commenced in November 2017 and we completed enrollment and randomized 114 patients in the U.S. in December 2018. The main focus of the study was to determine the optimal dose of OPK88004 that will reduce prostate volume and PSA levels, and increase anabolic effects such as lean body and decreased fat mass in BPH patients. As previously reported, blinded data from the phase 2b study have shown significant variability in the measurement of prostate volume, rendering the assessment of prostate volume from treatment impractical. Additionally, a small number of subjects have shown increased liver enzymes. We suspended the trial but continue to analyze data relating to the study’s other primary endpoint, the effect of OPK88004 on serum PSA levels, and the secondary endpoints, changes in lean body mass and fat mass. Additional indications including treatment of symptoms associated with androgen deprivation therapy in prostate cancer patients and low testosterone levels, muscle weakness and general frailty in kidney dialysis patients are being evaluated.
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
We have evaluated OPK88003 in a dose escalation phase 2b trial in 110 type 2 diabetics where patients have been treated with a dose escalation regimen over 3 months intended to optimize dose levels, and increase body weight loss and reduce the adverse event profile, such as nausea and vomiting. The patients were treated for a total of 30 weeks in the study. In March 2019, we announced positive topline results from that phase 2b trial, which demonstrated that OPK88003 met the primary objective with a statistically significant lowering of hemoglobin A1c (HbA1c) after 30 weeks of treatment versus placebo as well as an important secondary endpoint, statistically significant weight loss versus placebo. The safety profile was similar to that expected for the incretin class of drugs, with GI side effects such as nausea, vomiting and diarrhea mostly mild and occurring during the dose-escalation phase.
We believe oxyntomodulin has potential to be a safe, long term therapy for obesity and diabetes type II patients, representing significant market opportunities. More than 380 million are living with diabetes worldwide, of which approximately 90% have type II diabetes. According to the World Health Organization, there are more than 500 million severely overweight or obese people. In addition to diabetes and obesity, we are also considering development of this product candidate for additional indications, including treatment of non-alcoholic fatty liver disease and non-alcoholic steatohepatits.
Biologics-General
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
In December 2014, we entered into an exclusive worldwide agreement with Pfizer (the “Pfizer Transaction”) for the development and commercialization of hGH-CTP for the treatment of GHD in adults (“Adult GHD”) and in children (“Pediatric GHD”), as well as for the treatment of growth failure in children born small for gestational age (“SGA”). In connection with the Pfizer Transaction, we granted Pfizer an exclusive license to commercialize hGH-CTP worldwide, and we received non-refundable and non-creditable upfront payments aggregating $295 million and are eligible to receive up to an additional $275 million upon the achievement of certain regulatory milestones. In addition, we are eligible to receive initial tiered royalty payments associated with the commercialization of hGH-CTP for Adult GHD with percentage rates ranging from the high teens to mid-twenties. Upon the launch of hGH-CTP for Pediatric GHD in certain major markets, the royalties will transition to regional, tiered gross profit sharing for both hGH-CTP and Pfizer’s Genotropin®.

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
Our phase 3 trial of hGH-CTP in pediatric patients was initiated in December 2016 and was completed in August 2019. The global study was a 224-patient study in Pediatric GHD patients designed to evaluate weekly treatment with hGH-CTP versus daily injections of Genotropin. The hGH-CTP is delivered in a pen device in this multi-regional study in over 21 countries. The GHD subjects were treated weekly for 12 months. On October 21, 2019, we and Pfizer announced that the global phase 3 trial met its primary endpoint of non-inferiority to daily Genotropin® (somatropin) for injection, as measured by annual height velocity (“HV”) at 12 months. Top-line results from this study demonstrated that treatment with hGH-CTP dosed once-weekly in pre-pubertal children with GHD was non-inferior to Genotropin® (somatropin) dosed once-daily with respect to HV at 12 months of treatment (the primary endpoint); the least square mean was higher in the hGH-CTP group (10.12 cm/year) than in the Genotropin® (somatropin) group (9.78 cm/year); the treatment difference (hGH-CTP—Genotropin® (somatropin)) in HV (cm/year) was 0.33 with a two-sided 95% confidence interval of the difference of (-0.39, 1.05). In addition, change in height standard deviation scores at six and 12 months, key secondary endpoints, were higher in the hGH-CTP dosed once-weekly cohort in comparison to the Genotropin® (somatropin) dosed once-daily cohort. hGH-CTP was generally well tolerated in this study and comparable to that of Genotropin® (somatropin) dosed once-daily with respect to the types, numbers and severity of the adverse events observed between the treatment arms.
Immunogenicity testing and analysis of additional data are ongoing, and full results of this study will be submitted for presentation at future scientific meetings. We believe hGH-CTP represents a significant advancement in the treatment of children with GHD compared to the current standard of one injection per day that could enhance a patient’s adherence to treatment and quality of life. We currently anticipate that Pfizer will submit a Biologics License Application (“BLA”) for hGH-CTP dosed once-weekly in pre-pubertal children with GHD in the second half of 2020.
In addition to the phase 3 pediatric study, we have continued without interruption our ongoing phase 2 pediatric open label extension study for hGH-CTP. The phase 2 pediatric patients have been treated with hGH-CTP for over four years, and some patients for over five years. We have switched all of the pediatric patients in this study to the disposable pen device. We have also initiated a 44-patient study in Pediatric GHD patients in Japan which is expected to be completed in the first quarter of 2020. hGH-CTP has orphan drug designation in the U.S. and Europe for both adults and children with GHD.
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
•97% of hGH-CTP vs 6% of placebo group showed IGF-1 normalization; and
•The safety profile of hGH-CTP is consistent with that observed with those treated with daily growth hormone
Although there was no statistically significant difference between hGH-CTP and placebo on the primary endpoint of change in trunk fat mass from baseline to 26 weeks, after unblinding the study, we identified an exceptional value of trunk fat mass reduction in the placebo group that may have affected the primary outcome. We have completed post-hoc sensitivity analyses to evaluate the influence of outliers on the primary endpoint results using multiple statistical approaches. Analyses that excluded outliers showed a statistically significant difference between hGH-CTP and placebo on the change in trunk fat mass. Additional analyses that did not exclude outliers showed mixed results. We believe there is a path for submission of a BLA with respect to hGH-CTP for adults with GHD on the basis that the FDA may assess the totality of the data, including all relevant efficacy and safety data in adult and pediatric patients. We plan to continue to assess with Pfizer the regulatory strategy for the adult indication going forward, including the timing of a possible submission.
Factor VIIa-CTP

In addition to hGH-CTP, we have a product candidate to extend the duration of the biological activity of Factor VIIa (hemophilia) using our CTP technology. In February 2013, the FDA granted orphan drug designation to our longer-acting version of clotting Factor VIIa, Factor VIIa-CTP, for the treatment of bleeding episodes in patients with hemophilia A or B with inhibitors to Factor VIII or Factor IX. We have completed a phase 1 single dose subcutaneously administered Factor VIIa-CTP study in healthy volunteers and a phase 2a single dose trial in Hemophilia A patients. Factor VIIa-CTP exhibited a positive safety profile in both hemophiliac patients and healthy subjects following a single IV or subcutaneous injection respectively. Pharmacodynamic assessment of coagulation markers demonstrated pharmacological activity of Factor VIIa-CTP with an extended response. We will need to conduct additional toxicity studies before we are in a position to present a clinical study plan.
Early Stage Biologics Pipeline
In addition to hGH-CTP and Factor VIIa-CTP, we believe that the CTP technology may also be broadly applicable to other therapeutic proteins in the market and provide a reduction in the number of injections required for treatment. We are currently engaged in research and development efforts to use the CTP technology for development of a long-acting CTP-hGH Antagonist for treatment of Acromegaly, as well as a long-acting CTP-IGF-1 for the Treatment of Severe Primary IGF-1 Deficiency.
Apart from development efforts using the CTP platform, we are also focused on development of a once weekly GLP-2 agonist for treatment of Small Bowel Syndrome and other potential indications.
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
Oligonucleotide Therapeutics
OPKO CURNA’s platform technology utilizes a short, single strand oligonucleotide to increase production of endogenous protein through interference with non-coding RNA’s or natural antisense. This strategy contrasts with established approaches which down-regulate protein production. CURNA has designed a novel type of therapeutic modality, termed AntagoNAT, and has initially demonstrated this approach for up-regulation of several therapeutically relevant proteins in in vitro and animal models.
We have filed an investigational new drug application, or IND, for a lead compound to treat Dravet Syndrome. Further preclinical work has been requested by the FDA prior to initiation of a first clinical study. Orphan disease designations have been granted by FDA and EMA.
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
In June 2018, TESARO assigned its rights and obligations under the agreement to TerSera Therapeutics LLC (“TerSera”) pursuant to an asset purchase agreement. Under the asset purchase agreement, TerSera is responsible for VARUBI in the U.S.and Canada and TESARO was permitted to continue to commercialize VARUBY® in Europe and the rest of the world (“TESARO Territory”) though a sublicense with TerSera. In September 2019, TESARO informed us and TerSera that it intends to stop selling VARUBY® in the TESARO Territory and that it intends to withdraw its marketing authorization for VARUBY® in Europe.
Commercial Operations

We may continue to leverage our global commercialization expertise to pursue acquisitions of commercial businesses that will both drive our growth and provide geographically diverse sales and distribution opportunities. During 2015, we acquired EirGen Pharma Ltd. (“EirGen”), a specialty pharmaceutical company based in Ireland. EirGen is focused on the development and commercial supply of high potency, high barrier to entry, pharmaceutical products. Through its facility in Waterford, Ireland, EirGen currently manufactures high potency pharmaceutical products and exports to over 50 countries. High potency drugs such as those used for cancer chemotherapy are typically unsuitable for manufacture in normal multi-product facilities due to cross contamination risks.
To date, EirGen and its commercial partners have filed several product applications with the FDA in Europe and in Japan. EirGen has a strong research and development portfolio of high barrier to entry drugs and we expect to expand its drug portfolio. We believe EirGen will play an important role in the development, manufacturing, distribution and approval of a wide variety of drugs in a variety of dosage forms with an emphasis on high potency products.
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
RESEARCH AND DEVELOPMENT EXPENSES
During the years ended December 31, 2019, 2018, and 2017, we incurred $117.9 million, $125.6 million, and $126.4 million, respectively, of research and development expenses related to our various product candidates. During the years ended December 31, 2019, 2018, and 2017, our research and development expenses primarily consisted of hGH-CTP and Rayaldee development programs.
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

Rayaldee
We have multiple U.S. patent families relating to Rayaldee. These patents are also filed in multiple countries worldwide. One patent family claims a sustained release oral dosage formulation and a method of treating 25-hydroxyvitamin D insufficiency or deficiency and will not expire until at least February 2027. A second patent family claims a method of administering 25-hydroxyvitamin D3 by controlled release, a formulation for controlled release of a vitamin D compound, a controlled release oral dosage formulation of a vitamin D compound and a method of treatment, and will not expire until at least April 2028. We also have additional patents and patent applications pending relating to the sustained release formulation and its use which will expire in 2034 and have licensed patents covering the capsule shell. The patents issued in the U.S. covering Rayaldee are listed in the Approved Drug Products with Therapeutic Equivalence Evaluations, or the Orange Book. OPKO and/or its affiliates have entered into two exclusive license agreements with respect to Rayaldee patents in certain territories outside of North America with VFMCRP (Europe and many other countries throughout the rest of the world) and JT (Japan).
Rolapitant
The rolapitant line of patents, exclusively licensed to TerSera includes multiple patent families that cover anti-nausea treatment for chemotherapy patients. These patents are maintained in the licensed territory. One patent family covers the chemical composition of rolapitant and related compounds and expires in December 2023 (with the patent term adjustment). A patent term extension request was submitted to the U.S. Patent and Trademark Office (the “USPTO”) in October 2015 to obtain an additional 1,716 days which will, upon approval, extend the rolapitant compound patent expiration date to August 2028.The second patent family covers pharmaceutical formulations, including a capsule formulation with a related method of use and expires in April of 2027. The third patent family covers particular aspects of the chemical composition of rolapitant as well as certain methods of treating delayed onset nausea and expires in April 2027. The fourth patent family covers a powdered pharmaceutical composition of a crystalline salt of rolapitant and expires in March 2028. The current line of rolapitant patents are approved for oral treatment. Patents and applications directed towards the IV formulation of rolapitant are granted and/or currently pending.
hGH-CTP (somatrogon)
The hGH-CTP line of patents, which is licensed to Pfizer, includes multiple patent families that cover modified human grown hormone (somatrogon), uses of somatrogon in adult and pediatric patient populations, and methods of making somatrogon. These U.S. patents have also been filed in multiple countries around the world. One patent family covers certain CTP modified hGH polypeptides relating to growth hormones and their method of use and expires in February of 2027 (with the exception of two U.S. patents, namely US 8304386 and US 8097435, which expire in January 2028 and April 2027, respectively, due to Patent Term Adjustment for each). A subset of cases in this patent family covers cytokine-based polypeptides relating to human growth hormone treatment and will expire in February 2027 (in the U.S., these cases include registered patents 8,048,849; 8,426,166; 8,999,670; and 9,896,494, and no Patent Term Adjustment was issued). Multiple other U.S. patents cover somatrogon and its uses or methods of making including U.S. Pat. Nos. 7,553,941; 8,450,269; 8,946,155; and 10,351,615, where no Patent Term Adjustment was awarded by the USPTO. The equivalent foreign patents and applications are granted or pending in several major market countries and regions. In addition to the CTP patents and applications licensed to Pfizer, OPKO has multiple patent families covering similar biologicals with patents and applications pending in the U.S. and internationally.
OPK88003 and OPK88004
In 2016, we acquired Transition which is developing multiple drug candidates that include OPK88003 (a long acting oxyntomodulin) and OPK88004 (SARM), each of which are licensed from Eli Lilly and have granted patents worldwide covering the compounds and their use in their respective indications. U.S. Pat. No. 8367607 covers OPK88003 and expires in December 2030, without extension. OPKO has also filed a formulation patent on a long acting oxyntomodulin formulation. U.S. Pat. No. 7968587 covers OPK88004 (SARM) and expires, without extension, in November 2027. In addition to the molecule patent covering the selective androgen receptor modulator, Transition Therapeutics exclusively licensed a method of use patent family covering its use in treating androgen deprivation therapy associated symptoms. These patents expire in 2035. OPKO has also filed additional patent applications on expanded uses of OPK88004. In addition, Transition and its affiliates have patented compounds (scyllo-inositol) for the treatment of Alzheimer’s disease. The patents are pending or granted in many countries of the world. OPKO and/or its affiliates or licensees will seek all available patent term extensions for our product candidates and products.
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
LICENSES AND COLLABORATIVE RELATIONSHIPS
Our strategy is to develop a portfolio of product candidates through a combination of internal development, acquisition, and external partnerships. Collaborations are key to our strategy and we continue to build relationships and forge partnerships in various areas where unmet medical need and commercial opportunities exist. In October 2017, we entered into a license and development agreement with JT for the development and commercialization of Rayaldee in Japan for the treatment of SHPT in non-dialysis and dialysis patients with CKD. In May 2016, we entered into a license and collaboration with VFMCRP for the development and commercialization of Rayaldee in Europe, Canada, Mexico, Australia, South Korea and certain other international markets for the treatment of SHPT in patients with CKD and vitamin D insufficiency. In December 2014, we entered into the Pfizer Transaction for the development and commercialization of our long-acting hGH-CTP for the treatment of GHD in adults and children, as well as for the treatment of growth failure in children born small for gestational age. Previously, we (or entities we have acquired) have completed strategic licensing transactions with the President and Fellows of Harvard College, Academia Sinica, The Scripps Research Institute, TESARO, INEOS Healthcare, and Arctic Partners, among others.
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

                With regard to our pharmaceutical products, Rayaldee’s competition includes, among other products, activated (1-alpha-hydroxylated) vitamin D analogs such as calcitriol, doxercalciferol, and paricalcitol, and vitamin D supplements such as  ergocalciferol and cholecalciferol. Although we believe that Rayaldee offers substantial benefits over these products, Rayaldee may be competing with these and other lower priced products and products which are marketed by larger pharmaceutical companies with substantially greater resources.

We are aware of a number of pharmaceutical and biopharmaceutical companies that have commenced clinical studies of products or have successfully commercialized products addressing areas that we are targeting with our long acting hGH-CTP.  For example, several companies are developing sustained release or long-acting products for the treatment of growth hormone deficiency (GHD), and a number of companies currently market generic daily human growth hormone products for GHD.
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
We are commercializing our 4Kscore product in the U.S., Europe and Mexico in a laboratory setting and seek to capitalize on commercialization opportunities for our proprietary diagnostic point-of-care system by transitioning laboratory-based tests, including PSA and other tests to our point-of-care system. We expect to leverage BioReference’s national marketing, sales and distribution resources, along with its almost 300-person sales and marketing team to support commercialization of the 4Kscore and other diagnostic products. Competitors to our diagnostics business are many and include major diagnostic companies, molecular diagnostic firms, universities, and research institutions.
Pricing and reimbursement coverage positions could substantially impact the competitiveness of the 4Kscore test and our other diagnostic products. Our ability to commercialize our pharmaceutical and diagnostic test product candidates and compete effectively will depend, in large part, on:

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

Diagnostic Products
Certain of our diagnostic products in development are subject to regulation by the FDA and similar international health authorities. For these products, we have an obligation to adhere to the FDA’s cGMP regulations. Additionally, we are subject to periodic FDA inspections, quality control procedures, and other detailed validation procedures. If the FDA finds deficiencies in the validation of our manufacturing and quality control practices, it may impose restrictions on marketing specific products until corrected.
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
If finalized in the October 2014 format, the Framework Guidance and the Notification Guidance may have a materially adverse effect on the time, cost, and risk associated with the Company’s development and commercialization of LDTs for the U.S. market, and there can be no assurance that clearances or approvals sought by the Company will be granted and maintained. However, the FDA’s authority to regulate LDTs continues to be challenged and the regulatory situation remains fluid. The FDA has indicated that it will continue dialogue with the industry, and the timeline and process for finalizing the draft guidance documents is unknown. To date, the FDA has not issued any further guidance to the laboratory community at large (although it does from time to time issue warning letters to individual laboratories), nor has Congress enacted any specific legislative solution. We will continue to monitor changes to all domestic and international LDT regulatory policy so as to ensure compliance with the current regulatory scheme.
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
The levels of revenues and profitability of biopharmaceutical companies may be affected by the continuing efforts of government and third party payors to contain or reduce the costs of health care through various means. For example, in certain foreign markets, pricing or profitability of therapeutic and other pharmaceutical products is subject to governmental control. In the U.S., there have been, and we expect that there will continue to be, a number of federal and state proposals to implement similar governmental control. In addition, in the U.S. and elsewhere, sales of therapeutic and other pharmaceutical products are dependent in part on the availability and adequacy of reimbursement from third party payors, such as the government or private insurance plans. Third party payors are increasingly challenging established prices, and new products that are more expensive than existing treatments may have difficulty finding ready acceptance unless there is a clear therapeutic benefit. On April 1, 2014, the Protecting Access to Medicare Act of 2014 (“PAMA”) was enacted into law. Under PAMA, Medicare payment for clinical diagnostic laboratory tests are established by calculating a weighted mean of private payor rates with new rates. Effective January 1, 2018, clinical laboratory fee schedule rates were based on weighted median private payor rates as required by PAMA. We cannot assure you that any of our products will be considered cost effective, or that reimbursement will be available or sufficient to allow us to sell them competitively and profitably.
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
MANUFACTURING AND QUALITY
Our current pharmaceutical manufacturing facilities are located in Waterford, Ireland, Guadalajara, Mexico, Nesher, Israel, and Banyoles, Spain. In addition to such facilities, we have entered into agreements with various third parties for the formulation and manufacture of our pharmaceutical clinical supplies. These suppliers and their manufacturing facilities must comply with FDA regulations, current good laboratory practices (“cGLPs”) and current good manufacturing practices (“cGMPs”). We plan to continue to outsource the manufacturing and formulation of our clinical supplies.
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
SALES & MARKETING
Our diagnostics business includes BioReference’s almost 300-person sales and marketing team in the U.S. to drive growth and leverage new products, including the 4Kscore prostate cancer test. We have a highly specialized, field based 89-person sales and marketing team in the United States dedicated to the launch and commercialization of Rayaldee. We also have limited sales and marketing personnel in Ireland, Chile, Spain, Mexico and Israel.
EMPLOYEES
As of December 31, 2019, we had 6,096 full-time employees worldwide. With the exception of the employees of one of our subsidiaries, OPKO Spain, based in one of our factories in Spain, none of our employees are represented by a collective bargaining agreement.

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
As of December 31, 2019, we have cash and cash equivalents of $85.5 million. We have not generated sustained positive cash flows sufficient to offset our operating and research and development expenses and our primary source of cash has been from the public and private placement of stock, the issuance of the 2033 Senior Notes, 2023 Convertible Notes and the 2025 Notes (each as defined below) and credit facilities available to us. On November 8, 2018, we entered into stock purchase agreements with certain investors pursuant to which we agreed to sell to such investors in private placements (the “Private Placements”) an aggregate of approximately 26.5 million shares of our Common Stock at a purchase price of $3.49 per share, which was the closing bid price of our Common Stock on the Nasdaq Global Select Market on such date, for an aggregate purchase price of $92.5 million. On February 7, 2019, we issued $200 million aggregate principal amount of its 4.50% Convertible Senior Notes due 2025 (the “2025Notes”) in a registered public offering under the Securities Act. On October 29, 2019, we issued 50 million shares of Common Stock at a price of $1.50 per share in an underwritten public offering, resulting in net proceeds to the Company of approximately $70 million, after deducting underwriting commissions and offering expenses. The underwriters also received an option for a period of 30 days to purchase up to an additional 7.5 million of the shares of Common Stock issued and sold in the offering. In November 2019, the underwriters exercised the option for an additional 4.2 million shares of Common Stock, resulting in net proceeds to the Company of approximately $6 million.
We believe that the cash and cash equivalents on hand or available to us from operations or through our lines of credit, are sufficient to meet our anticipated cash requirements for operations and debt service beyond the next 12 months. We have based this estimate on assumptions that may prove to be wrong or subject to change, and we may be required to use our available capital resources sooner than we currently expect or curtail aspects of our operations in order to preserve our capital. Because of the numerous risks and uncertainties associated with the development and commercialization of our products and product candidates, the success of our relationships with Pfizer, VFMCRP and JT and the success of our integration of BioReference and other acquisitions, the actual amounts of increased capital outlays and operating expenditures associated with our current and anticipated clinical trials and our expanded commercial operations may differ significantly from our estimates. Our future capital requirements will depend on a number of factors, including the successful commercialization of Rayaldee, our continued relationships with Pfizer, VFMCRP, and JT, cash flow generated by BioReference and costs associated with the integration of acquisitions, the continued progress of our research and development of product candidates, the timing and outcome of clinical trials and regulatory approvals, the costs involved in preparing, filing, prosecuting, maintaining, defending, and enforcing patent claims and other intellectual property rights, the status of competitive products, the availability of financing, and our success in developing markets for our products and product candidates.
Until we can generate a sufficient amount of product and service revenue to finance our cash requirements for research, development and operations, we will need to finance future cash needs primarily through public or private equity offerings, debt financings, or strategic collaborations. Our ability to obtain additional capital may depend on prevailing economic conditions and financial, business and other factors beyond our control, as well as our ability to comply with credit facilities and other loan requirements. Our line of credit with CB and other agreements that govern our indebtedness may contain restrictive and financial covenants that impose restrictions on us and certain of our subsidiaries, including covenants that require us to maintain specified financial ratios. We have obtained waivers and/or amended our credit facility with CB from time to time in the past to avoid a default under certain covenants, and our ability to comply with these financial covenants may be adversely affected in the future. Failure to comply with specified financial covenants and other requirements could result in an event of default under our line of credit with CB and/or other lenders, which, if not cured or waived, could accelerate our repayment obligations and which would have a material adverse effect on our financial condition.
Disruptions in the U.S. and global financial markets may also adversely impact the availability and cost of credit, as well as our ability to raise money in the capital markets. Economic conditions have been, and continue to be, volatile. Continued instability in these market conditions may limit our ability to replace, in a timely manner, maturing liabilities and access the capital necessary to fund and grow our business. Additionally, our continuing operating losses and the lawsuits involving us and our Chief Executive Officer (“CEO”) and Chairman of our Board of Directors (“Chairman”) by the SEC and other parties increased the difficulty in obtaining additional capital.
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
Positive results from pre-clinical studies and early clinical trial experience, including the results from our global phase 3 trial evaluating hGH-CTP (somatrogon),should not be relied upon as evidence that later-stage or large-scale clinical trials will succeed. Likewise, there can be no assurance that the results of studies conducted by collaborators or other third parties will be viewed favorably or are indicative of our own future study results. We may be required to demonstrate with substantial evidence through well-controlled clinical trials that our product candidates are either (i) with respect to drugs or Class III devices, safe and effective for use in a diverse population for their intended uses or (ii) with respect to Class I or Class II devices, are substantially equivalent in terms of safety and effectiveness to devices that are already marketed under section 510(k) of the Food, Drug and Cosmetic Act. Success in early clinical trials does not mean that future clinical trials will be successful because product candidates in later-stage clinical trials may fail to demonstrate sufficient safety and efficacy to the satisfaction of the FDA and other non-U.S. regulatory authorities despite having progressed through initial clinical trials.
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
In June 2016, the FDA approved the Company’s New Drug Application for Rayaldee (calcifediol) extended release capsules for the treatment of secondary hyperparathyroidism (“SHPT”) in adults with stage 3 or 4 chronic kidney disease (“CKD”) and serum total 25-hydroxyvitamin D levels less than 30 ng/mL. The commercial launch for Rayaldee began in November 2016. Rayaldee is our only pharmaceutical product approved for marketing in the U.S. and our ability to generate revenue from product sales and achieve profitability is substantially dependent on our ability to effectively commercialize Rayaldee. Our failure to successfully commercialize Rayaldee would have a material adverse effect on our business, financial condition, cash flows and results of operations.
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
We currently have an eighty-nine person specialized sales and marketing team for Rayaldee in the U.S. If we are unable to develop or maintain a strong sales, marketing and distribution capability on our own or through collaborations with marketing partners, we will not be successful in commercializing Rayaldee or our other pharmaceutical products or product candidates in the U.S.
Other than our 89-person specialized sales and marketing team dedicated to Rayaldee, we currently have no pharmaceutical marketing, sales or distribution capabilities in the U.S. Any failure or inability to maintain adequate sales, marketing and distribution capabilities would adversely impact the commercialization of Rayaldee or our other pharmaceutical products or candidates. If we are not successful in commercializing our existing and future pharmaceutical products and product candidates, either on our own or through collaborations with one or more third parties, our product revenue will suffer and we may incur significant additional losses.
Our exclusive worldwide agreement with Pfizer Inc. is important to our business. If we do not successfully develop hGH- CTP (somatrogon) and/or Pfizer Inc. does not successfully commercialize hGH-CTP (somatrogon), our business could be adversely affected.
In December 2014, we entered into a development and commercialization agreement with Pfizer relating to our long-acting hGH- CTP for the treatment of GHD in adults and children (the “Pfizer Agreement”). Under the Pfizer Agreement, we received non-refundable and non-creditable upfront payments of $295 million and are eligible to receive up to an additional $275 million upon the achievement of certain regulatory milestones. In addition, we are eligible to receive initial royalty payments associated with the commercialization of hGH-CTP for Adult GHD. Upon the launch of hGH-CTP for Pediatric GHD, the royalties will transition to a regional, tiered gross profit sharing for both hGH-CTP and Pfizer’s Genotropin® (somatropin). We are responsible for the development program and are obligated to pay for the development up to an agreed cap, which has been exceeded. If we are unable to reach an agreement with Pfizer regarding cost sharing for the overruns as well as other obligations, including development obligations, it could have a material adverse impact on the expected benefits to us from the Pfizer Transaction and our overall financial condition. In the event that the parties are able to obtain regulatory approvals to market a product covered by the Pfizer Agreement, we will be substantially dependent on Pfizer for the successful commercialization of such product. The success of the collaboration arrangement with Pfizer is dependent in part on, among other things, the skills, experience and efforts of Pfizer’s employees responsible for the project, Pfizer’s commitment to the arrangement, and the financial condition of Pfizer, all of which are beyond our control. The Pfizer Agreement is terminable for any reason by Pfizer upon ninety days written notice to OPKO. In the event that Pfizer, for any reason, including but not limited to early termination of the Pfizer Agreement, fails to devote sufficient resources to successfully develop and commercialize any product resulting from the collaboration arrangement, our ability to earn milestone payments or receive royalty or profit sharing payments would be adversely affected, which would have a material adverse effect on our financial condition and prospects and the trading prices of our securities.
Our business is substantially dependent on our ability to achieve regulatory approval for the marketing of hGH-CTP (somatrogon) in pediatric and adult patients and the commercial success of this product.
On October 21, 2019, we and Pfizer announced that the global phase 3 trial evaluating hGH-CTP (somatrogon) dosed once-weekly in pre-pubertal children with GHD met its primary endpoint of non-inferiority to daily Genotropin® (somatropin) for injection, as measured by annual height velocity at 12 months. In addition, change in height standard deviation scores at six and 12 months, key secondary endpoints, were higher in the hGH-CTP dosed once-weekly cohort in comparison to the Genotropin® (somatropin) dosed once-daily cohort. hGH-CTP was generally well tolerated in this study and comparable to Genotropin® (somatropin) dosed once-daily with respect to the types, numbers and severity of the adverse events observed between the treatment arms. Although the primary endpoint and key secondary endpoints were met and the safety profile for hGH-CTP was consistent with that observed with those treated with Genotropin® (somatropin), further testing and analysis, other clinical trials or patient use may undermine those determinations or unexpected side effects may arise. We previously announced topline data from an earlier phase 3, double blind, placebo controlled study of hGH-CTP in adults with GHD. Although there was no statistically significant difference between hGH-CTP and placebo on the primary endpoint of change in trunk fat mass from baseline to 26 weeks, after unblinding the study, we identified an exceptional value of trunk fat mass reduction in the placebo group that may have affected the primary outcome. We completed post-hoc sensitivity analyses for the adult study to evaluate the influence of outliers on the primary endpoint results using multiple statistical approaches. Analyses that excluded outliers showed a statistically significant difference between hGH-CTP and placebo on the change in trunk fat mass. Additional analyses that did not exclude outliers showed mixed results. There can be no assurance that the FDA will consider the sensitivity analysis or consider the product for approval for adults with GHD.
There can be no assurance that a BLA will be submitted for the pediatric or adult indications or that we will obtain marketing approval for either indication. Before they can be marketed, our products in development must be approved by the FDA or similar foreign governmental agencies. The process for obtaining FDA marketing approval is both time-consuming and costly, with no certainty of a successful outcome. If we are unable to achieve regulatory approval for hGH-CTP to treat pediatric patients or adults with GHD, our business will be significantly adversely impacted, which could have a materially adverse effect on our business, financial condition and results of operations.
Protein therapeutics have the potential to cause an immune or antibody response in patients.
Antibodies may be transient or persistent and can have no effect or can neutralize the therapeutic effect of the protein. Antibodies that neutralize the activity of a therapeutic protein are known as neutralizing antibodies. As previously reported, low titers of anti-hGH-CTP antibodies were noted over a four year period in 17 subjects, or approximately 35% of the subjects, in our phase 2 open label extension study in children with GHD. Three of the 17 subjects had transient antibodies. All subjects with antibodies were negative for neutralizing antibodies and demonstrated similar annualized height velocity (cm/year) to subjects with no detectable antibodies. The low titer non-neutralizing antibodies did not affect growth parameters or IGF-1 levels in the patients. Immunogenicity testing and analysis for our phase 3 study is ongoing, and we expect that the full results of the study will be submitted for presentation at a future scientific meeting. The FDA reviews information on immune responses observed during clinical studies and the implications on safety and loss of efficacy. In the event our phase 3 or ongoing phase 2 open label extension studies reveal a high prevalence of side effects or antibodies, or patients develop neutralizing antibodies, the FDA or foreign regulatory authorities could request additional studies or analysis of hGH-CTP, which could delay or prevent the submission of a BLA, or the regulatory authorities could decline to approve hGH-CTP for the indications we seek. Any of these occurrences could have a material adverse impact on our business, results of operation and financial condition.
Our business is substantially dependent on our ability to develop, launch and generate revenue from our diagnostic products.
Our business is dependent on our ability to successfully commercialize the 4Kscore test and other diagnostic products, including the Claros 1. We are committing significant resources to the development and commercialization of these products, and there is no guarantee that we will be able to successfully commercialize these tests. We have limited experience in developing, manufacturing, selling, marketing and distributing diagnostic tests. If we are not able to successfully develop, market or sell diagnostic tests we develop for any reason, including the failure to obtain any required regulatory approvals, or obtain favorable reimbursement, we will not generate any meaningful revenue from the sale of such tests. Even if we are able to develop effective diagnostic tests for sale in the marketplace, a number of factors could impact our ability to sell such tests or generate any significant revenue from the sale of such tests, including without limitation:

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
We have made a significant investment in our laboratory operations through the acquisition of BioReference. We compete in the clinical laboratory market primarily on the basis of the quality of testing, reporting and information systems, reputation in the medical community, the pricing of services and ability to employ qualified personnel. Our failure to successfully compete on any of these factors could result in the loss of clients and a reduction in our revenues and profits. To offset efforts by payors to reduce the cost and utilization of clinical laboratory services, we will need to obtain and retain new clients and business partners and grow the laboratory operations. A reduction in tests ordered, specimens submitted by existing clients, or payment rates, without offsetting growth in our client base, would impact our ability to successfully grow our business and could have a material adverse impact on our ability to generate profits and cash flow from the laboratory operations.
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
A significant portion of our revenues come from government subsidized healthcare programs such as Medicaid and Medicare. Our failure to comply with applicable Medicare, Medicaid and other governmental payor rules could result in our inability to participate in a governmental payor program, our returning funds already paid to us, civil monetary penalties, criminal penalties and/or limitations on the operational function of our laboratory. For example, on October 11, 2019, GeneDx Inc., a subsidiary that provides specialized laboratory testing rare and ultra-rare genetic diseases (“GeneDx”), received a letter from the Centers for Medicare and Medicaid Services (“CMS”), notifying GeneDx of CMS’ determination to suspend Medicare payments to GeneDx, which suspension became effective on September 27, 2019 (the “CMS Letter”). The CMS Letter specifically stated that the suspension may last for up to 180 days from the effective date and may be extended under certain circumstances. CMS advised that it suspended payments due to possible overpayments to GeneDx in connection with reimbursement claims for genetic testing services based on a diagnosis of family history of cancer, which testing CMS alleges is not covered by Medicare under the applicable provisions of the Social Security Act on the basis that such testing is not reasonable and necessary for the diagnosis or treatment of illness or injury. On or around February 3, 2020, we were notified that CMS was lifting the payment suspension. CMS noted, however, that the decision to lift the payment suspension should not be construed as a positive determination regarding our Medicare billing. CMS also notified us of results of a payment audit concluding that the Company had been overpaid by Medicare for genetic testing services based on a diagnosis of a family history of cancer. The Company is currently evaluating the audit findings. There can be no assurance that CMS and other governmental payor programs will not seek to recoup payments from us, suspend reimbursement or seek overpayment damages from GeneDx.
If we were unable to receive reimbursement under governmental payor program, a substantial portion of our consolidated revenues would be lost, which would adversely affect our results of operations and financial condition. In addition, if a federal government shutdown were to occur for a prolonged period of time, federal government payment obligations, including its obligations under Medicaid and Medicare, may be delayed. Similarly, if state government shutdowns were to occur, state payment obligations may be delayed. If the federal or state governments fail to make payments under these programs on a timely basis, our business could suffer, and our financial position, results of operations or cash flows may be materially affected.
If the 4Kscore test is not covered and eligible for reimbursement from government and third party payors, we may not be able to generate significant revenue for the product.
On May 18, 2018, Novitas, the MAC for a jurisdiction that includes the State of New Jersey, where our 4Kscore test samples are processed, issued a draft non-coverage determination that proposed no coverage for our 4Kscore test. We submitted comments to the draft policy during the public comment period, but in January 2019, Novitas issued a notice of future non-coverage determination for the 4Kscore test to be effective March 20, 2019. In June 2019, Novitas then issued a new proposed local coverage determination (“LCD”) for the 4Kscore test, with defined coverage criteria. Under the proposed LCD, which became effective December 30, 2019,Medicare reimburses the test for patients who meet the defined criteria. If we are unable to obtain adequate Medicare reimbursement for the 4Kscore test in the future, we could experience a loss of revenues that could have a material adverse effect on our cash flows, results of operations, net income, and financial condition.

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
The adoption of a new billing system in 2016 has posed several challenges relating to, among other things, training of personnel, communication of new rules and procedures, changes in corporate culture, migration of data, and the potential instability of the new system. As an integral part of our billing compliance program, we assess our billing and coding practices in the ordinary course of business, respond to payor audits on a routine basis, and investigate reported failures or suspected failures to comply with federal and state healthcare reimbursement requirements, as well as overpayment claims which may arise from time to time without fault on our part. We have in the ordinary course of business been the subject of recoupments by payors and have from time to time identified and reimbursed payors for overpayments.
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
On June 3, 2019, the Company reported that Retrieval-Masters Creditors Bureau, Inc. d/b/a American Medical Collection Agency (“AMCA”), informed BioReference about unauthorized activity on AMCA’s web payment page which occurred between August 1, 2018, and March 30, 2019. AMCA is an external collection agency that has been used in the past by BioReference and other healthcare companies. AMCA advised that AMCA’s affected system includes information provided by BioReference that may have included patient name, date of birth, address, phone, date of service, provider, and balance information. In addition, the affected AMCA system also included credit card information, bank account information (but no passwords or security questions) and email addresses that were provided by the consumer to AMCA. AMCA has advised BioReference that no Social Security Numbers were compromised, and BioReference provided no laboratory results or diagnostic information to AMCA. AMCA has also informed us that information pertaining to other laboratories’ customers was also affected. BioReference has not sent any collection requests to AMCA since October 2018, and it will not send any new collection requests to AMCA. In addition, BioReference has requested that AMCA cease continuing to work on any pending collection requests involving BioReference patients.
Although the Company has security measures implemented, cyber-attacks and threats against us and our third-party providers continue to evolve and are often not recognized until such attacks are launched against a potential target. A successful cybersecurity attack or other data security incident could result in the misappropriation and/or loss of confidential or personal information, create system interruptions, or deploy malicious software that attacks our systems. It is possible that a cybersecurity attack might not be noticed for some period of time. There can be no assurance that the Company or its third-party providers can anticipate all future attacks, viruses or intrusions, implement adequate preventative measures, nor remediate any security vulnerabilities. Such breaches could expose our or our third-party providers’ IT systems to attack, which could result in disruption of our business, and compromise our customers’ confidential information, result in litigation and potential liability for the Company, governmental investigation, significant damage to our reputation or otherwise adversely affect our business. In addition, the unauthorized dissemination of sensitive personal information or proprietary or confidential information could expose us or other third-parties to regulatory fines or penalties, litigation and potential liability, or otherwise harm our business. Any mitigation or remediation efforts that we undertake may require expenditures of significant resources and the diversion of the attention of management.
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
The healthcare industry has experienced a trend of consolidation among healthcare insurance plans, resulting in fewer but larger insurance plans with significant bargaining power to negotiate fee arrangements with healthcare providers, including clinical testing providers. These healthcare plans and independent physician associations, may demand that clinical testing providers accept discounted fee structures or assume all or a portion of the financial risk associated with providing testing services to their members through capped payment arrangements. In addition, some healthcare plans limit the laboratory network to only a single national or regional laboratory to obtain improved fee-for-service pricing. There is also an increasing number of patients enrolling in consumer driven products and high deductible plans that involve greater patient cost-sharing.
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
The issuance of a patent does not guarantee that it is valid or enforceable. Any patents we have obtained, or obtain in the future, may be challenged, invalidated, unenforceable, or circumvented. Moreover, the USPTO may commence interference proceedings involving our patents or patent applications. In addition, court decisions may introduce uncertainty in the enforceability or scope of patents owned by biotechnology, pharmaceutical, and medical device companies. Any challenge to, finding of unenforceability or invalidation or circumvention of, our patents or patent applications would be costly, would require significant time and attention of our management, and could have a material adverse effect on our business, results of operations and financial condition.
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
We have obtained licenses from, among others, INEOS Healthcare, the President and Fellows of Harvard College, The Scripps Research Institute and Arctic Partners, that are necessary or useful for our business. In addition, we intend to enter into additional licenses of third-party intellectual property in the future. We cannot guarantee that no third parties will step forward and assert inventorship or ownership in our in-licensed patents. In some cases, we may rely on the assurances of our licensors that all ownership rights have been secured and that all necessary agreements are intact or forthcoming.
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
Third parties may sue us for infringing their patent rights. Likewise, we may need to resort to litigation to enforce a patent issued or licensed to us or to determine the scope and validity of proprietary rights of others. In addition, a third-party may claim that we have improperly obtained or used its confidential or proprietary information. Furthermore, in connection with our third-party license agreements, we may have agreed to indemnify the licensor for costs incurred in connection with litigation relating to intellectual property rights. The cost to us of any litigation or other proceeding relating to intellectual property rights, even if resolved in our favor, could be substantial, and the litigation would divert our management’s efforts. Some of our competitors may be able to sustain the costs of complex patent litigation more effectively than we can because they have substantially greater resources. Uncertainties resulting from the initiation and continuation of any litigation could limit our ability to continue our operations. Our involvement in patent litigation and other proceedings could have a material adverse effect on our business, results of operations, and financial condition.
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
Our success depends on the market’s confidence that we can provide reliable, high-quality pharmaceuticals, medical devices, and diagnostics tests. Our reputation and the public image of our products or technologies may be impaired if our products fail to perform as expected or our products are perceived as difficult to use. Our products are complex and may develop or contain undetected defects or errors. Furthermore, if a product or future product candidate harms people, or is alleged to be harmful, we may be subject to costly and damaging product liability claims brought against us by clinical trial participants, consumers, health care providers, corporate partners or others. We have product liability insurance covering commercial sales of current products and our ongoing clinical trials. Any defects or errors could lead to the filing of product liability claims, which could be costly and time-consuming to defend and result in substantial damages. If we experience a sustained material defect or error, this could result in loss or delay of revenues, delayed market acceptance, damaged reputation, diversion of development resources, legal claims, increased insurance costs or increased service and warranty costs, any of which could materially harm our business. We cannot assure you that our product liability insurance would protect our assets from the financial impact of defending a product liability claim. A product liability claim could have a serious adverse effect on our business, financial condition and results of operations.
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
In December 2018, we and Dr. Frost entered into settlements with the SEC, which, upon approval by the court in January 2019, resolved the claims against us and Dr. Frost raised in the Complaint. Pursuant to the settlement between us and the SEC, and without admitting or denying any of the allegations of the Complaint, we agreed to an injunction from violations of Section 13(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), a strict liability claim, and to pay a $100,000 penalty, which has been paid. We also agreed to: (i) establish a Management Investment Committee (“MIC”) that will make recommendations to an Independent Investment Committee (“IIC”) of our Board of Directors in connection with existing and future strategic minority investments; and (ii) retain an Independent Compliance Consultant (“ICC”) to (a) advise us on whether filings pursuant to Section 13(d) of the Exchange Act for previous strategic investments made at the suggestion of or in tandem with Dr. Frost should have been amended or made to reflect group membership with Dr. Frost and his related entities; (b) review our existing policies and procedures relating to compliance with Section 13(d) of the Exchange Act; and (c) review the independence of the MIC and IIC of our Board of Directors solely for purposes of the handling of strategic minority investments. The ICC was required to report its findings (including recommendations as to filings, amendments, improvements to policies and procedures, and improvement to the composition of the MIC and the IIC to our Board of Directors) to the SEC within 15 days of completion of its work, and we were required to implement the ICC’s recommendations, and to certify our compliance with these undertakings in writing, all of which has been completed.
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
Our primary and side A directors and officers’ liability insurance carrier denied coverage for the class action and derivative suits filed against us and our directors and officers concerning the allegations in the Complaint. We believe that this denial was in error, and we appealed this coverage determination. If we are unsuccessful in this appeal or are not able to reach an agreement with the various insurers on coverage, or if other third-party insurers deny, cancel, or refuse coverage, which we are not able to successfully appeal, or are otherwise unable to provide us with adequate insurance coverage for all or any of the aforementioned lawsuits, then our overall risk exposure and operational expenses could increase and the management of our business operations could be disrupted, which could cause a material adverse impact on our business, operations and financial condition. Further, an unusually large liability claim or a string of claims, like these lawsuits, could potentially exceed our available insurance coverage if any. In addition, the availability of, and our ability to collect on, insurance coverage can be subject to factors beyond our control.
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
The research, testing, manufacturing, labeling, approval, selling, marketing, and distribution of drug products, diagnostic products, or medical devices are subject to extensive regulation by the FDA and other non-U.S. regulatory authorities, which regulations differ from country to country. In general, we are not permitted to market our product candidates in the U.S. until we receive approval of a Biologics License Application (BLA), an approval of a NDA, a clearance letter under the premarket notification process, or 510(k) process, or an approval of a PMA from the FDA. To date, we have only submitted one NDA which was approved in June 2016. We have received FDA approval of the PMA for our Sangia Total PSA Test using the Claros Analyzer, a novel diagnostic instrument system to provide rapid, high performance blood test results in the point-of-care setting, in January 2019 but we have not received marketing approval or clearance for any of our other diagnostic product candidates, Obtaining approval of a NDA or PMA can be a lengthy, expensive, and uncertain process. With respect to medical devices, while the FDA reviews and clears a premarket notification in as little as three months, there is no guarantee that our products will qualify for this more expeditious regulatory process, which is reserved for Class I and II devices, nor is there any assurance that even if a device is reviewed under the 510(k) process that the FDA will review it expeditiously or determine that the device is substantially equivalent to a lawfully marketed non-PMA device. If the FDA fails to make this finding, then we cannot market the device. In lieu of acting on a premarket notification, the FDA may seek additional information or additional data which would further delay our ability to market the product. Furthermore, we are not permitted to make changes to a device approved through the PMA or 510(k) which affects the safety or efficacy of the device without first submitting a supplement application to the PMA and obtaining FDA approval or cleared premarket notification for that supplement. In some cases, the FDA may require clinical trials to support a supplement application. In addition, failure to comply with FDA, non-U.S. regulatory authorities, or other applicable U.S. and non-U.S. regulatory requirements may, either before or after product approval or clearance, if any, subject our company to administrative or judicially imposed sanctions, including, but not limited to the following:

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

•
HIPAA, along with the revisions to HIPAA as a result of the amendments from the Health Information Technology for Economic and Clinical Health Act of 2009 (“HITECH Act”), and analogous state laws and non-US laws, including the General Data Protection Regulation;

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
In March 2014, CareEvolve, BioReference’s wholly-owned connectivity subsidiary, became aware that there had been a HIPAA breach with regard to one of its servers managed at an internet service provider site called XAND, where the server was inadvertently configured so that it was accessible to the Internet for a brief period. Upon becoming aware of the matter, CareEvolve immediately took the server offline and removed all indexed files that could be located on the internet. In the meantime, an Internet data collection “robot” operated by Google, Inc. had briefly acquired data from a server and made it available to Internet searches. To the best of our knowledge, there were no known disclosures of this Patient Health Information (“PHI”) to unauthorized parties. BioReference self-reported this incident to the appropriate government agency, the Office of Civil Rights (“OCR”). OCR notified BioReference that it has initiated an investigation of the breach report, and we are awaiting further discussion, investigation and action by OCR. Since March 2014, BioReference has taken meaningful steps to further improve its HIPAA and cybersecurity platform, including engaging independent and specialized IT consultants to conduct HIPAA and cybersecurity assessments, reviewing data security and internal safeguards, and continuously implementing enhanced security measures to minimize the risk of similar occurrences in the future. We have had other data and security breaches in the ordinary course and such breaches may continue to happen from time to time despite our best efforts to prevent such breaches and safeguard private information. Some of these other data and security breaches have been reported to OCR and we have received requests for information from OCR in connection with certain of these matters, or we are awaiting discussion, investigation or action by OCR. Any action by OCR may require us to pay fines or take remedial actions that may be expensive and require the attention of management, any of which may have a material adverse effect on us and our results of operations.
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
We continue our assessment of information systems, applications and processes for compliance with ICD-10-CM Code Set requirements. Clinical laboratories are typically required to submit health care claims with diagnosis codes to third party payors. The diagnosis codes must be obtained from the ordering physician for clinical laboratory testing and from the interpreting pathologist for anatomic pathology services. Our failure or the failure of third party payors or physicians to comply with these requirements could have an adverse impact on reimbursement, days sales and cash collections.
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
We are subject to extensive federal and state laws and regulations relating to the submission of claims for payment for clinical laboratory services, including those that relate to coverage of our services under Medicare, Medicaid and other governmental health care programs, the amounts that may be billed for our services and to whom claims for services may be submitted. These rules may also affect us in light of the practice management products that we market, to the extent that these products are considered to affect the manner in which our customers submit their own claims for services. Submission of our claims is particularly complex because we provide both anatomic pathology services and clinical laboratory tests, which generally are paid using different reimbursement principles. The clinical laboratory tests are often paid under a clinical laboratory fee schedule, and the anatomic pathology services are often paid under a physician fee schedule.
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
Prior to the 2016 U.S. elections (including the current Presidential administration), regulations under the 2010 Health Care Reform Legislation were expected to continue being drafted, released and finalized throughout the next several years. In 2017, the President and members of Congress sought to repeal and replace the 2010 Health Care Reform Legislation. It is uncertain whether such repeal and replacement legislative efforts will be successful or enacted into law, and if enacted, what the impact might be on our business. It is also uncertain whether regulatory changes to the implementation of the 2010 Health Care Reform Legislation will restrict patient access to affordable insurance or other third-party payor sources and impact their access to novel, biosimilar and complex generic products. The full effects of any repeal and replacement of the 2010 Health Care Reform Legislation, or regulatory changes to its implementation, cannot be known until a new law is enacted or existing law is implemented through regulations or guidance issued by the CMS and other federal and state health care agencies. Because of the continued uncertainty about the implementation of the 2010 Health Care Reform Legislation, including the potential for further legal challenges or repeal of that legislation, we cannot quantify or predict with any certainty the likely impact of the 2010 Health Care Reform Legislation or its repeal on our business model, prospects, financial condition or results of operations. We also anticipate that Congress, state legislatures, and third-party payors may continue to review and assess alternative healthcare delivery and payment systems and may in the future propose and adopt legislation or policy changes or implementations effecting additional fundamental changes in the healthcare delivery system. In addition, litigation may prevent some or all of the legislation from taking effect. We cannot assure you as to the ultimate content, timing, or effect of changes, nor is it possible at this time to estimate the impact of any such potential legislation.
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
RISKS RELATED TO ACQUISITIONS AND INVESTMENTS
Acquisitions, investments and strategic alliances that we have made or may make in the future may use significant resources, result in disruptions to our business or distractions of our management, may not proceed as planned, and could expose us to unforeseen liabilities. We may continue to expand our business through the acquisition of, investments in and strategic alliances with companies, technologies, products and services. Acquisitions, investments and strategic alliances involve a number of special problems and risks, including, but not limited to:

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

•	the need to incur additional debt or use cash;

•	the requirement to record potentially significant additional future operating costs for the amortization of intangible assets; and

•	non-cash charges or impairments due to a decline in the value of our investments.
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
We have a large amount of goodwill and other intangible assets on our balance sheet that are subject to periodic impairment evaluations. As a result of the annual impairment test for the year ended December 31, 2019, we wrote down goodwill and intangible assets and we may have similar charges in the future, which would have a material adverse impact on our financial condition and results of operations.
We have a large amount of goodwill and other intangible assets and we are required to perform an annual, or in certain situations a more frequent, assessment for possible impairment for accounting purposes. At December 31, 2019, we have goodwill and other intangible assets of $1.8 billion. Goodwill is tested at least annually for impairment or when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable, by assessing qualitative factors or performing a quantitative analysis in determining whether it is more likely than not that its fair value exceeds the carrying value. Examples of qualitative factors include our share price, our financial performance compared to budgets, long-term financial plans, macroeconomic, industry and market conditions as well as the substantial excess of fair value over the carrying value of net assets from the annual impairment test previously performed.
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
For the year ended December 31, 2019, we recorded asset impairment charges of $92.4 million, which were related to an impairment charge of $44.8 million to write our IPR&D assets for OPK88003 (oxyntomodulin) and CURNA’s platform technology for oligonucleotide therapeutics down to their estimated fair values, a goodwill impairment charge of $26.2 million to write the carrying amount of the OPKO Diagnostics, CURNA and Transition Therapeutics reporting units down to their estimated fair values, and an impairment charge of $20.7 million to write our intangible asset for the Claros Analyzer down to its estimated fair values. For the year ended December 31, 2018, we recorded asset impairment charges of $21.8 million, which were related to an impairment charge of $10.1 million to write our IPR&D assets for Alpharen and OPK88004 down to their estimated fair value and a goodwill impairment charge of $11.7 million to write the carrying amount of the FineTech reporting unit down to its estimated fair value. We also took a charge of $2.9 million to write down our investment in InCellDX, Inc. to its fair value as of December 31, 2018.
Impairment analysis and measurement is a process that requires significant judgment. Our stock price and any estimated control premium are significant qualitative factors affecting the assessment of fair value for purposes of performing our impairment assessment. Our stock price and public market capitalization has experienced volatility in the past and our public market capitalization is below the net book carrying value of our equity. A further sustained decline in our stock price and market capitalization below our expectations can be a positive indicator of impairment. It is possible that a material change could occur in the future that would require that we record an impairment charge, which could be material.

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
The trading prices of our Common Stock may fluctuate significantly in response to numerous factors, some of which are beyond our control, such as:

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
Further, the securities market in general, and the market for biotechnology, pharmaceutical, diagnostic and medical device companies in particular, has experienced extreme price and volume fluctuations in recent years. Continued market fluctuations could result in extreme volatility in the trading prices of our Common Stock, which could cause a decline in the value of our securities.
Directors, executive officers, principal stockholders and affiliated entities own a substantial amount of our capital stock, and they may make decisions that you do not consider to be in the best interests of our stockholders.
As of January 31, 2020, our directors, executive officers, principal stockholders and affiliated entities beneficially owned, in the aggregate, approximately 40.3% of our outstanding voting securities. Phillip Frost, M.D., our Chairman and CEO, is deemed to beneficially own, in the aggregate, approximately 33.8% of our Common Stock as of January 31, 2020. As a result, Dr. Frost, acting with other members of management, would have the ability to significantly impact the election of our Board of Directors, the adoption or amendment of provisions in our Certificate of Incorporation, the approval of mergers and other significant corporate transactions and the outcome of issues requiring approval by our stockholders. This concentration of ownership may also have the effect of delaying or preventing a change in control of our company that may be favored by other stockholders. This could prevent transactions in which holders of our securities might otherwise recover a premium for their securities over current market prices.
A significant short position in our stock could have a substantial impact on the trading price of our stock.
Historically, there has been a significant “short” position in our Common Stock. As of January 31, 2020, investors held a short position of approximately 83,309,391 million shares of our Common Stock which represented approximately 12.4% of our outstanding Common Stock. The anticipated downward pressure on our stock price due to actual or anticipated sales of our stock by some institutions or individuals who engage in short sales of our Common Stock could cause our stock price to decline. Such stock price decrease could encourage further short-sales that could place additional downward pressure on our stock price. This could lead to further increases in the already large short position in our Common Stock and cause volatility in our stock price.

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
ITEM 1B.     UNRESOLVED STAFF COMMENTS.
None.
ITEM 2.     PROPERTIES.
Our principal corporate office is located at 4400 Biscayne Blvd, Miami, Florida. We lease this space from Frost Real Estate Holdings, LLC (“Frost Real Estate”), an entity which is controlled by Dr. Phillip Frost, our Chairman of the Board and Chief Executive Officer. Pursuant to the lease agreement with Frost Real Estate, we lease approximately 29,500 square feet, which encompasses space for our corporate offices and administrative services.
The table below summarizes certain information as to our significant physical properties as of December 31, 2019:

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
As previously reported, in April 2017, the Civil Division of the United States Attorney’s Office for the Southern District of New York (the “SDNY”) informed BioReference that it believes that, from 2006 to the present, BioReference had, in violation of the False Claims Act, improperly billed Medicare and TRICARE (both are federal government healthcare programs) for clinical laboratory services provided to hospital inpatient beneficiaries at certain hospitals. In April 2019, the SDNY also informed BioReference that it believes that BioReference provided physicians subsidies for electronic health record systems prior to 2012 that violated regulations adopted by HHS in 2006 which allowed laboratories to provide these donations under certain conditions. BioReference is assessing the allegations made by the SDNY and continues to discuss such matters with the SDNY.
As previously disclosed, on September 7, 2018, the Securities and Exchange Commission (“SEC”) filed a lawsuit in the Southern District of New York (the “SEC Complaint” or “SEC Lawsuit”) against a number of individuals and entities (the “Defendants”), including the Company and its CEO and Chairman, Phillip Frost (“Dr. Frost”). The SEC Complaint alleged, among other things, that the Company (i) aided and abetted an illegal “pump and dump” scheme perpetrated by a number of the Defendants, and (ii) failed to file required Schedules 13D or 13G with the SEC. On December 27, 2018, the Company announced that the Company and Dr. Frost entered into settlement agreements with the SEC, resolving the SEC Complaint. Pursuant to the settlement, and without admitting or denying any of the allegations of the Complaint, the Company is enjoined from violating Section 13(d) of the Exchange Act and paid a $100,000 penalty. Liability under Section 13(d) can be established without any showing of wrongful intent or negligence. The settlement was approved by the Court in January 2019.
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
On or about September 12, 2018, Jason Kerznowski (“Kerznowski”), a purported stockholder, filed a putative class action lawsuit in the United States District Court for the District of New Jersey against the Company and certain of its current and former executive officers (the “Kerznowski Lawsuit”). This lawsuit was brought by Kerznowski both individually and on behalf of a putative class of the Company’s stockholders, claiming that in connection with the facts and circumstances underlying the allegations in the SEC Complaint, the Company engaged in fraudulent conduct and made false and misleading statements of material fact or omitted to state material facts necessary to make the statements made not misleading. The Kerznowski Lawsuit sought to declare the action to be a class action and certify Kerznowski as the class representative, monetary damages, including prejudgment and post judgment interest, an award of reasonable attorneys’ fees, expert fees, and other costs, and such other relief as the Court may deem just and proper.

On or about September 14, 2018, Charles Steinberg (“Steinberg”), a purported stockholder, filed a putative class action lawsuit in the United States District Court for the Southern District of Florida against the Company and certain of its current and former executive officers (the “Steinberg Lawsuit”). This lawsuit was brought by Steinberg both individually and on behalf of a putative class of the Company’s stockholders claiming that in connection with the facts and circumstances underlying the allegations in the SEC Complaint, the Company engaged in fraudulent conduct and made false and misleading statements of material fact or omitted to state material facts necessary to make the statements made not misleading. The Steinberg Lawsuit sought to declare the action to be a class action, monetary damages, including prejudgment and post judgment interest, an award of reasonable attorneys’ fees and expert fees and other costs, and such additional or different relief as the interests of law or equity may require.
On February 4, 2019, the United States District Court for the District of New Jersey appointed the Amitim Funds as lead plaintiff in the Kerznowski Lawsuit and subsequently transferred the matter to the United States District Court for the Southern District of Florida. Amitim Funds was also appointed as lead plaintiff in the Steinberg Lawsuit. On May 3, 2019, plaintiffs in each of the Kerznowski Lawsuit and Steinberg Lawsuit, filed an identical consolidated class action complaint, and the court consolidated these actions on May 8, 2019. The Company believes the action is without merit and has filed a motion to dismiss the consolidated complaint, which is fully briefed and remains pending. In addition to the Steinberg and Kerznowski Lawsuits, three other class action lawsuits relating to the allegations of the SEC Complaint were filed against the Company, but have been either administratively stayed and closed, or voluntarily dismissed without prejudice.
On or about September 13, 2018, Idan Sharon filed an Application for Approval of a Class Action in the Tel Aviv Israel District Court against the Company and certain of its current and former executive officers, and certain members of its Board of Directors (the “Sharon Claim”). This application was filed by a purported stockholder, both individually and on behalf of a putative class of the Company’s stockholders, claiming that in connection with the facts and circumstances underlying the allegations in the SEC Complaint, the Company engaged in fraudulent conduct and made false and misleading statements of material fact or omitted to state material facts necessary to make the statements made not misleading. The Sharon Claim seeks to declare the action to be a class action and monetary damages. The court closed this case pending resolution of the U.S.-based class actions relating to the allegations in the SEC Complaint.
On October 2, 2018 Andy Yu (“Yu”), a purported stockholder, filed a shareholder derivative complaint in the United States District Court for the Southern District of Florida against the Company as a nominal defendant, certain of the Company’s current and former executive officers, certain current and former members of its Board of Directors, and Frost Gamma Investments Trust (the “Yu Lawsuit”). The Yu Lawsuit alleges violations of the federal securities laws based on alleged false and misleading statements of material fact or omissions, breach of fiduciary duty based on the allegations raised by the SEC in the SEC Complaint, and unjust enrichment. Yu seeks to maintain the action on behalf of the Company, alleging that he is a proper and adequate representative of the Company, and also seeks to direct the Company to improve its corporate governance and internal procedures, monetary damages, restitution, an award of reasonable attorneys’ fees and expert fees and other costs, and such additional or different relief as the Court may deem just and proper. This matter is currently stayed pending resolution of the Steinberg Lawsuit.
On October 31, 2018, Lisette Demetriades (“Demetriades”), a purported stockholder, filed a shareholder derivative complaint in the United States District Court for the Southern District of Florida against the Company as a nominal defendant, certain of the Company’s current and former executive officers, certain current and former members of its Board of Directors, and Frost Gamma Investment Trust (the “Demetriades Lawsuit”). The Demetriades Lawsuit alleges violations of the federal securities laws based on alleged false and misleading statements of material fact or omissions, breach of fiduciary duty based on the allegations raised by the SEC in the SEC Complaint, and unjust enrichment. Demetriades seeks to maintain the action on behalf of the Company, alleging that he is a proper and adequate representative of the Company, and also seeks to direct the Company to improve its corporate governance and internal procedures, monetary damages, restitution, an award of reasonable attorneys’ fees and expert fees and other costs, and such additional or different relief as the Court may deem just and proper. This matter is currently stayed and administratively closed pending resolution of the Steinberg Lawsuit.
On September 27, 2018, Frank Lipsius (“Lipsius”), a purported stockholder, filed a shareholder derivative complaint in the Circuit Court of the Eleventh Judicial Circuit in and for Miami-Dade County, Florida against the Company as a nominal defendant, certain of the Company’s current and former executive officers, and members of its Board of Directors (the “Lipsius Lawsuit”). This lawsuit was brought by Lipsius and alleges breach of fiduciary duty against the officers and directors named therein, based on the allegations raised by the SEC in the SEC Lawsuit that the Company made misleading statements, and based on a purported failure to maintain proper internal controls. Lipsius seeks maintain the action on behalf of the Company alleging that he is a proper and adequate representative of the Company, and also seeks to direct the Company to improve its corporate governance and internal procedures, monetary damages, restitution, an award of reasonable attorneys’ fees and expert fees and other costs, and such additional or different relief as the Court may deem just and proper. The trial court denied defendants’ motion to stay this action, pending the resolution of related class action and derivative matters in federal and Delaware state court. However, the Third District Court of Appeal quashed the trial court’s order denying the stay, finding that the action should be stayed pending resolution of the related actions. Lipsius filed a notice to invoke the discretionary jurisdiction of the Florida Supreme Court to review the Third District Court’s order. The Florida Supreme Court declined further review of the Lipsius decision by the Third District Court in February 2020.
On or about November 2, 2018, Louis T. Alexander (“Alexander”), a purported stockholder, filed a shareholder derivative complaint in the Circuit Court of the Eleventh Judicial Circuit of Florida serving Miami-Dade County against the Company, as a nominal defendant, Dr. Frost, certain current and former members of the Company’s Board of Directors and executive officers (the “Alexander Lawsuit”). This lawsuit alleges breach of fiduciary duty against the officers and directors named therein, based on the allegations raised by the SEC in the SEC Lawsuit that the Company made misleading statements, and based on a purported failure to maintain proper internal controls. Alexander seeks to maintain the action on behalf of the Company, that he is a proper and adequate representative of the Company, and also seeks to direct the Company to improve its corporate governance and internal procedures, monetary damages, restitution, an award of reasonable attorneys’ fees, and experts’ fees, and other costs, and such other and further relief as the Court deems just and proper. Similar to Lipsius, the trial court denied Defendants’ motion to stay this action, pending the resolution of related class action and derivative matters in federal and Delaware state court. However, the Third District Court of Appeal quashed the trial court’s order denying the stay, finding that the action should be stayed pending resolution of the related actions. Alexander filed a notice to invoke the discretionary jurisdiction of the Florida Supreme Court to review the Third District Court’s order. The Florida Supreme Court declined further review of the decision by the Third District Court in February 2020.
On January 28, 2019, Robert Davydov (“Davydov”), a purported stockholder, filed a shareholder derivative complaint in the Circuit Court of the Eleventh Judicial Circuit of Florida serving Miami-Dade County against the Company as a nominal defendant and the certain members of its Board of Directors (the “Davydov Lawsuit”). The Davydov Lawsuit alleges breach of fiduciary duty based on the allegations raised by the SEC in the SEC Complaint, breach of the duties of care, loyalty and good faith, corporate waste and unjust enrichment. Davydov seeks to maintain the action on behalf of the Company, alleging that he is a proper and adequate representative of the Company, and also seeks a declaration that the defendants breached their fiduciary duties, an award of monetary damages, restitution, an award of reasonable attorneys’ fees and expert witness fees and other costs, and such other and further equitable relief as the Court deems just and proper. Defendants have not yet responded to the complaint. The case is pending before the same judge presiding over the Lipsius and Alexander actions, and will likely be governed by the outcome of the appeal efforts in those actions.
On November 14, 2018, Sammy Lee (“Lee”), a purported stockholder, filed a shareholder derivative complaint in the United States District Court for the Southern District of Florida against the Company as a nominal defendant, Dr. Frost, Frost Gamma Investments Trust, an entity controlled by Dr. Frost, and certain of the Company’s current and former executive officers, and current and former members of its Board of Directors (the “Lee Lawsuit”). The Lee Lawsuit alleges violations of the federal securities laws based on alleged false and misleading statements of material fact or omissions, breach of fiduciary duty based on the allegations raised by the SEC in the SEC Complaint, and unjust enrichment. Lee seeks to maintain the action on behalf of the Company, alleging that he is a proper and adequate representative of the Company, and also seeks to direct the Company to improve its corporate governance and internal procedures, monetary damages, restitution, an award of reasonable attorneys’ fees and expert fees and other costs, and such other and further relief as the Court may deem just and proper. The action was dismissed sua sponte by the Judge for failure to state a claim. An amended complaint was filed on November 30, 2018. This matter is currently stayed pending resolution of the Steinberg Lawsuit.
On December 17, 2018, Thaddeus R. Sobieski and Donnis W. King, purported stockholders of the Company, filed a shareholder derivative complaint in the United States District Court for the Southern District of Florida against the Company as a nominal defendant, Dr. Frost, Frost Gamma Investments Trust, and certain of the Company’s current and former executive officers, and current and former members of its Board of Directors (the “Sobieski King Lawsuit”). The Sobieski King Lawsuit alleges breach of fiduciary duty based on the allegations raised by the SEC in the SEC Complaint, violations of the federal securities laws based on alleged false and misleading statements of material fact or omissions, unjust enrichment, and waste of corporate assets. The lawsuit seeks to declare that the action is a proper derivative action, a declaration that defendants breached their fiduciary duties, monetary damages, current and former directors to remit all salaries and other compensation received during the period of alleged breach of fiduciary duties, to have the Company improve its corporate governance and internal procedures, an award of pre-judgement and post- judgement interest, reasonable attorneys’ fees, experts’ fees, costs and expenses, and such other and further relief as the Court may deem just and proper. This matter is currently stayed pending resolution of the Steinberg Lawsuit.
On December 31, 2018, Connie Wendt (“Wendt”), a purported stockholder, filed a shareholder derivative complaint in the United States District Court for the Southern District of Florida against the Company as a nominal defendant, certain of its current and former executive officers, certain current and former members of its Board of Directors, Frost Gamma Investments Trust, and certain other individuals and an entity named in the SEC Complaint (the “Wendt Lawsuit”). The Wendt Lawsuit alleges breach of fiduciary duty based on the allegations raised by the SEC in the SEC Complaint, breach of duty of loyalty, breach of fiduciary duty for insider selling and misappropriation of information, unjust enrichment, and violations of the federal securities laws. Wendt seeks to maintain the action on behalf of the Company, alleging that she is a proper and adequate representative of the Company, and also seeks a declaration that each of the Company’s named officers and directors breached their fiduciary duties to the Company, monetary damages, disgorgement of alleged profits, an award of costs and disbursements including reasonable attorneys’ fees, accountants’ and experts’ fees and costs and expenses, and such other and further relief as the Court deems just and proper. This matter is currently stayed pending resolution of the Steinberg Lawsuit.
Between October 2018 and January 2019, five shareholder derivative complaints were filed by purported stockholders in the Delaware Court of Chancery against the Company as a nominal defendant, Dr. Frost and the Company’s Board of Directors. In the first quarter of 2019, the five lawsuits were consolidated into In re OPKO Health, Inc. Derivative Action, Case No. 2018-0740-SG (the “Consolidated Delaware Action”). On February 11, 2019, a Verified Consolidated Derivative Complaint was filed in the Consolidated Delaware Action, and Richard Tunick, Jamie Gewirtz, Emily Gewirtz Stiebel, Esther Susan Lutzker and Ivan Pawlenko were named as Co-Lead Plaintiffs in the filing. The Consolidated Derivative Complaint alleges breach of fiduciary duty based on the allegations raised by the SEC in the SEC Complaint, and breach of the duty of loyalty. The lead plaintiffs seek to declare the action a proper derivative action, monetary damages, disgorgement of all remuneration during the relevant time period, to direct the Company to improve its internal controls, equitable and injunctive relief, pre- and post-judgment interest, an award of reasonable attorneys’ fees and expert fees, and such other and further relief as the Court deems just and proper.
On February 12, 2019, the Company and the other defendants named in the Consolidated Derivative Complaint filed a motion to stay proceedings pending resolution of the federal securities class actions; that motion is fully briefed and remains pending. The individual defendants also filed motions to dismiss the action; a briefing schedule on the motions has not yet been issued by the court.
The Company believes the claims set forth in each of the class action complaints and derivative actions are without merit and intends to vigorously defend against them.
On April 8, 2019, MabVax Therapeutics Holdings, Inc. filed a lawsuit in the Superior Court of California, County of San Diego against a number of individuals and entities, including the Company, Dr. Frost, Steven Rubin, the Company’s Executive Vice President-Administration, and an entity affiliated with Dr. Frost, based on the allegations raised in the SEC Complaint. The lawsuit seeks an award for actual and punitive damages, pre- and post-judgment interest; that the defendants be required to make full disclosure and accounting of their interests and transactions in plaintiff’s securities; costs of the suit, and reasonable attorney’s fees; and such other legal and equitable relief as the Court may deem proper under the circumstances. The Company, Dr. Frost, Mr. Rubin and the Frost-affiliated entity have filed a motion to quash the complaint for lack of personal jurisdiction, which remains pending. The Company believes the allegations against the Company, Dr. Frost and Mr. Rubin are without merit and intends to vigorously defend against the claims.
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
BioReference was named as a defendant in at least two class action lawsuits against Retrieval-Masters Creditors Bureau, Inc. d/b/a American Medical Collection Agency (“AMCA”) and other defendants in connection with a previously disclosed data security incident involving AMCA (the “AMCA Incident”) where an unauthorized user had access to AMCA’s system which may have included patient name, date of birth, address, phone, date of service, provider, as well as other information. BioReference notified its affected patients and provided notice to the Office for Civil Rights (“OCR”) of the Department of Health and Human Services of the AMCA Incident. We believe the action is without merit as it relates to claims against BioReference.
On or about September 16, 2018, Dalia Avraham filed an Application for Approval of a Class Action in the Tel Aviv Israel District Court against the Company and Dr. Frost. This application was filed by a purported stockholder, both individually and on behalf of a putative class of the Company’s stockholders (the “Avraham Claim”). The Avraham Claim alleges a negligent and/or deliberate act related to the trade of the Company’s shares on the Tel Aviv Stock Exchange (“TASE”) which was intended to or which in fact caused damage to the Company’s investors based on the Company’s decision to delist from TASE in April 2018 and its subsequent decision to continue to be listed on TASE. The Avraham Claim seeks to declare the action to be a class action and an estimated NIS 20 million in damages. We believe that this action is without merit and the Company intends to vigorously defend itself.
ITEM 4.     MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Our Common Stock is traded publicly on the NASDAQ Stock Market (“NASDAQ”) and the Tel Aviv Stock Exchange under the symbol “OPK”.
As of February 15, 2020, there were approximately 439 holders of record of our Common Stock.
We have not declared or paid any cash dividends on our Common Stock. No cash dividends have been previously paid on our Common Stock and none are anticipated in fiscal 2020. We repurchased no shares of Common Stock during the fourth quarter of the year ended December 31, 2019.

Stock Performance Graph
The following graph compares the five-year cumulative total return of our Common Stock with the S&P 500 Index and the NASDAQ Biotechnology Index. The graph assumes $100 invested on December 31, 2014 in our Common Stock and in each of the foregoing indices. The stock price performance reflected in the graph below is not necessarily indicative of future price performance.

	12/31/2014	12/31/2015	12/31/2016	12/31/2017	12/31/2018	12/31/2019
OPKO Health, Inc.	$100.00	$100.60	$93.09	$49.05	$30.13	$14.71
S&P 500	100.00	101.38	113.51	138.29	132.23	173.86
NASDAQ Biotechnology	100.00	111.77	87.91	106.92	97.45	121.92
Recent Sales of Unregistered Securities
All recent sales of unregistered securities were previously disclosed in a Current Report on Form 8-K or Quarterly Report on Form 10-Q.

ITEM 6.     SELECTED FINANCIAL DATA.
The following selected historical consolidated statement of operations data for the years ended December 31, 2019, 2018, 2017, 2016 and 2015 and the consolidated balance sheet data as of December 31, 2019, 2018, 2017, 2016 and 2015, below are derived from our audited consolidated financial statements and related notes thereto. This data should be read in conjunction with our “Management’s Discussion and Analysis of Financial Condition and Results of Operation” and our consolidated financial statements and the related notes thereto.

	For the years ended December 31,
(In thousands, except share and per share information)	2019	2018	2017	2016	2015
Statement of operations data:
Revenues	$901,935	$990,266	$966,006	$1,117,494	$447,517
Costs and expenses:
Cost of revenue	572,484	604,636	620,130	611,482	235,239
Operating expenses	511,104	535,049	609,124	602,563	332,858
Asset impairment charges	92,399	21,778	13,194	—	—
Total costs and expenses	1,175,987	1,161,463	1,242,448	1,214,045	568,097
Operating loss	(274,052)	(171,197)	(276,442)	(96,551)	(120,580)
Other income and (expense), net	(30,913)	(6,072)	4,518	(271)	(39,517)
Income tax benefit (provision)	(7,060)	38,726	(18,855)	56,115	113,675
Net loss	(314,925)	(153,040)	(305,250)	(48,359)	(53,527)
Net loss attributable to common shareholders	$(314,925)	$(153,040)	$(305,250)	$(48,359)	$(52,127)
Loss per share:
loss per share, basic	$(0.53)	$(0.27)	$(0.55)	$(0.09)	$(0.11)
loss per share, diluted	$(0.53)	$(0.27)	$(0.55)	$(0.10)	$(0.11)
Weighted average number of common shares outstanding basic:	595,454,394	563,143,663	559,160,565	550,846,553	488,066
Weighted average number of common shares outstanding diluted:	595,454,394	563,143,663	559,160,565	555,605,448	488,066
Balance sheet data:
Total assets	$2,309,272	$2,451,072	$2,589,956	$2,766,619	$2,799,188
Long-term liabilities	$445,394	$371,460	$434,304	$480,166	$614,423
Total shareholders’ equity	$1,614,759	$1,791,291	$1,843,623	$2,046,433	$1,957,695

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (“PSLRA”), Section 27A of the Securities Act of 1933, as amended, (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”), about our expectations, beliefs, or intentions regarding our product development efforts, business, financial condition, results of operations, strategies and prospects. You can identify forward-looking statements by the fact that these statements do not relate to historical or current matters. Rather, forward-looking statements relate to anticipated or expected events, activities, trends or results as of the date they are made. Because forward-looking statements relate to matters that have not yet occurred, these statements are inherently subject to risks and uncertainties that could cause our actual results to differ materially from any future results expressed or implied by the forward-looking statements. Many factors could cause our actual activities or results to differ materially from the activities and results anticipated in forward-looking statements. These factors include those contained in “Item 1A — Risk Factors” of this Annual Report on Form 10-K. We do not undertake any obligation to update forward-looking statements except as required by applicable law. We intend that all forward-looking statements be subject to the safe harbor provisions of PSLRA. These forward-looking statements are only predictions and reflect our views as of the date they are made with respect to future events and financial performance.
OVERVIEW
We are a diversified healthcare company that seeks to establish industry-leading positions in large and rapidly growing medical markets. Our diagnostics business includes BioReference Laboratories (“BioReference”), one of the nation’s largest full service laboratories with a core genetic testing business and an almost 300-person sales and marketing team to drive growth and leverage new products, including the 4Kscore test. Our pharmaceutical business features Rayaldee, an FDA-approved treatment for secondary hyperparathyroidism (“SHPT”) in adults with stage 3 or 4 chronic kidney disease (“CKD”) and vitamin D insufficiency (launched in November 2016), OPK88004, a selective androgen receptor modulator which we are exploring for various potential indications, and OPK88003, a once or twice weekly oxyntomodulin for type 2 diabetes and obesity which is a clinically advanced drug candidate among the new class of GLP-1 glucagon receptor dual agonists (phase 2b). Our pharmaceutical business also features hGH-CTP, a once-weekly human growth hormone injection for which we have partnered with Pfizer and successfully completed a phase 3 study in August 2019.
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
RECENT DEVELOPMENTS
On February 25, 2020, we entered into a credit agreement with an affiliate of Dr. Frost, pursuant to which the lender committed to provide us with an unsecured line of credit in the amount of $100 million. Borrowings under the line of credit will bear interest at a rate of 11% per annum and may be repaid and reborrowed at any time. The credit agreement includes various customary remedies for the lender following an event of default, including the acceleration of repayment of outstanding amounts under line of credit. The line of credit matures on February 25, 2025. The line of credit also calls for a commitment fee equal to 0.25% per annum of the unused portion of the line.
On February 25, 2020, BioReference and certain of its subsidiaries entered into Amendment No. 11 to the Credit Agreement, which amended the Credit Agreement to provide that the fixed charge coverage ratio requirement set forth in the Credit Agreement would not be tested for the quarter ended December 31, 2019, with respect to availability calculated on January 29, 2020 and January 30, 2020, subject, in the case of testing for the quarter ended December 31, 2019, to (i) there having been no event of default occurring and (ii) availability under the revolving facility exceeding 10% of the total revolving commitment, for at least 30 consecutive days for the period ended on December 31, 2019, excluding December 18, 2019. The other terms of the Credit Agreement remain unchanged.
On November 15, 2019, we announced that Novitas Solutions, Inc. issued its final local coverage determination for Medicare payments for the 4Kscore prostate cancer test with defined coverage criteria, effective December 30, 2019.
On November 4, 2019, BioReference and certain of its subsidiaries entered into Amendment No. 10 to the Credit Agreement, which amended certain definitions in the Credit Agreement and further amended the Credit Agreement to extend the maturity date to 2021 and reduce the commitment from $100 million to $75 million. The other terms of the Credit Agreement remain unchanged.
On October 29, 2019, we issued 50 million shares of our Common Stock at a price of $1.50 per share in an underwritten public offering, resulting in net proceeds to the Company of approximately $70 million, after deducting underwriting commissions and offering expenses. In November 2019, pursuant to an option the Company granted the underwriters, we issued an additional 4,227,749 shares of Common Stock at $1.50 per share, less underwriting discounts and commissions, resulting in net proceeds to the Company of approximately $6 million. The Company intends to use the net proceeds received from the offering to fund research and development, to further develop and commercialize its portfolio of proprietary pharmaceutical and diagnostic products and for working capital, capital expenditures, acquisitions and other general corporate purposes. Drs. Frost and Hsiao and Mr. Steven Rubin, members of OPKO’s senior management purchased an aggregate of 2,415,000 shares of Common Stock in the offering.
On October 21, 2019, we and Pfizer announced that the global Phase 3 trial evaluating Somatrogon (hGH-CTP) dosed once-weekly in prepubertal children with growth hormone deficiency (GHD) met its primary endpoint of non-inferiority to daily Genotropin® (somatropin) for injection, as measured by annual height velocity at 12 months.
Top-line results from this trial demonstrated that treatment with Somatrogon dosed once-weekly in pre-pubertal children with GHD was non-inferior to somatropin dosed once-daily with respect to height velocity at 12 months of treatment (the primary endpoint); the least square mean was higher in the Somatrogon group (10.12 cm/year) than in the somatropin group (9.78 cm/year); the treatment difference (Somatrogon – somatropin) in height velocity (cm/year) was 0.33 with a two-sided 95% confidence interval of the difference of (-0.39, 1.05). In addition, change in height standard deviation scores at six and twelve months, key secondary endpoints, were higher in the Somatrogon dosed once-weekly cohort in comparison to the somatropin dosed once-daily cohort. Moreover, at six months, change in height velocity, another key secondary endpoint, was higher in the Somatrogon dosed once-weekly cohort in comparison to the somatropin dosed once-daily cohort. These common measures of growth are employed in the clinical setting to measure the potential level of catch-up growth that subjects may experience relative to heights of age and gender matched peers. Somatrogon was generally well tolerated in the study and comparable to that of somatropin dosed once-daily with respect to the types, numbers and severity of the adverse events observed between the treatment arms. Immunogenicity testing and analysis of additional data are ongoing, and full results of the study will be submitted for presentation at a future scientific meeting.
RESULTS OF OPERATIONS
For The Years Ended December 31, 2019 and December 31, 2018

Revenues	For the years ended December 31,
(In thousands)	2019	2018	Change
Revenue from services	$716,434	$813,248	$(96,814)
Revenue from products	112,184	107,112	5,072
Revenue from transfer of intellectual property and other	73,317	69,906	3,411
Total revenues	$901,935	$990,266	$(88,331)
Revenue from services for the year ended December 31, 2019 decreased approximately $96.8 million compared to the year ended December 31, 2018. Revenue from services for the year ended December 31, 2019 was negatively affected by decreased reimbursement for our clinical testing of $49.2 million and from our genomics testing of $21.2 million, as a result of an increase in denial rates and changes to payor pricing, policy and procedural requirements, the impact of PAMA, and a decline in 4Kscore revenue due to the non-coverage decision issued by Novitas, which became effective on March 21, 2019. Subsequent to the effective date of the non-coverage determination, in November 2019, Novitas issued its final LCD for Medicare payments for the 4Kscore test, effective December 30, 2019. Under the final LCD, Medicare will reimburse the test for patients who meet defined criteria.
Revenue from services for the year ended December 31, 2019 was also negatively affected by $13.8 million as a result of a reduction in clinical test volumes, which was offset by higher volume in our genomics testing of $13.0 million.
Estimated collection amounts are subject to the complexities and ambiguities of billing, reimbursement regulations and claims processing, as well as considerations unique to Medicare and Medicaid programs, and require us to consider the potential for retroactive adjustments when estimating variable consideration in the recognition of revenue in the period the related services are rendered. For the years ended December 31, 2019 and 2018, we recognized revenue reductions due to changes in estimates of implicit price concessions for performance obligations satisfied in prior periods of $24.8 million and $22.8 million, respectively.
We may have an obligation to reimburse Medicare, Medicaid, and third-party payors for overpayments regardless of fault. We have periodically identified and reported overpayments, reimbursed payors for overpayments and taken what we believe to be appropriate corrective action. Settlements with third-party payors for retroactive adjustments due to audits, reviews or investigations are considered variable consideration and are included in the determination of the estimated transaction price for providing services. These settlements are estimated based on the terms of the payment agreement with the payor, correspondence from the payor and our historical settlement activity, including an assessment of the probability a significant reversal of cumulative revenue recognized will occur when the uncertainty is subsequently resolved. Estimated settlements are adjusted in future periods as adjustments become known (that is, new information becomes available), or as years are settled or are no longer subject to such audits, reviews, and investigations. For the years ended December 31, 2019 and 2018, Revenue from services was reduced by approximately $2.6 million and $8.1 million, respectively, related to claims of overpayment.
The composition of Revenue from services by payor for the years ended December 31, 2019 and 2018 is as follows:

	For the years ended December 31,
(In thousands)	2019	2018
Healthcare insurers	$419,101	$492,995
Government payors	116,662	150,851
Client payors	159,972	148,070
Patients	20,699	21,332
Total	$716,434	$813,248
The increase in Revenue from products for 2019 as compared to 2018 was primarily attributable to an increase in sales of Rayaldee of $31.4 million for the year ended December 31, 2019, compared to $20.3 million for the year ended December 31, 2018, which was partially offset by a decrease in revenue at OPKO Chile. The increase in Revenue from transfer of intellectual property was primarily attributable to an increase in revenue related to the Pfizer Transaction of $66.0 million for the year ended December 31, 2019, as compared to $60.0 million for the year ended December 31, 2018, which was partially offset by $2.0 million of revenue from a milestone payment from our licensee VFMCRP in 2018.
Costs of revenue. Costs of revenue for the year ended December 31, 2019 decreased $32.2 million compared to 2018. Cost of service revenue decreased in 2019 primarily due to cost reduction initiatives resulting in per patient encounter efficiency gains at BioReference. Cost of product revenue increased primarily due to an increase in sales of Rayaldee in 2019 and changes in the product mix of items sold during the period. Cost of revenue for the years ended December 31, 2019 and 2018 were as follows:

Cost of Revenue	For the years ended December 31,
(In thousands)	2019	2018	Change
Cost of service revenue	$511,206	$546,654	$(35,448)
Cost of product revenue	61,278	57,982	3,296
Total cost of revenue	$572,484	$604,636	$(32,152)
Selling, general and administrative expenses. Selling, general and administrative expenses for the years ended December 31, 2019 and 2018 were $343.3 million and $358.3 million, respectively. The decrease in selling, general and administrative expenses was primarily due to decreased expenses at BioReference due to enacting cost reduction initiatives, which were partially offset by $12.6 million of expenses incurred in connection with certain legal matters. Selling, general and administrative expenses for the years ended December 31, 2019 and 2018 included equity-based compensation expense of $9.7 million and $14.7 million, respectively.
Research and development expenses. Research and development expenses for the years ended December 31, 2019 and 2018 were $117.9 million and $125.6 million, respectively. Research and development expenses include external and internal expenses, partially offset by third-party grants and funding arising from collaboration agreements. External expenses include clinical and non-clinical activities performed by contract research organizations, lab services, purchases of drug and diagnostic product materials and manufacturing development costs. We track external research and development expenses by individual program for phase 3 clinical trials for drug approval and PMAs for diagnostics tests, if any. Internal expenses include employee-related expenses such as salaries, benefits and equity-based compensation expense. Other internal research and development expenses are incurred to support overall research and development activities and include expenses related to general overhead and facilities.
The following table summarizes the components of our research and development expenses:

	For the years ended December 31,
	2019	2018
External expenses:
Manufacturing expense for biological products	$38,592	$28,245
PMA studies	20,545	27,693
Earlier-stage programs	5,745	17,134
Research and development employee-related expenses	24,382	27,547
Other internal research and development expenses	28,983	25,785
Third-party grants and funding from collaboration agreements	(377)	(818)
Total research and development expenses	$117,870	$125,586
The decrease in research and development expenses for the year ended December 31, 2019 was primarily due to a decrease in research and development expenses related to OPK88004, a selective androgen receptor modulator which we are exploring for various potential applications. In addition, for the years ended December 31, 2019 and 2018, we recorded, as an offset to research and development expenses, $3.7 million and $5.2 million, respectively, related to research and development tax credits recognized in Ireland. Research and development expenses for the years ended December 31, 2019 and 2018 included equity-based compensation expenses of $2.0 million and $4.2 million, respectively. We expect our research and development expenses to increase as we continue to expand our research and development of potential future products.
Contingent consideration. Contingent consideration for the years ended December 31, 2019 and 2018, was $14.9 million and $16.8 million of gain, respectively. Contingent consideration for the year ended December 31, 2019 was primarily attributable to changes in assumptions regarding the timing of achievement of future milestones for OPKO Renal and OPKO Diagnostics. Contingent consideration for the year ended December 31, 2018 was primarily attributable to changes in assumptions regarding the timing of achievement of future milestones for OPKO Renal. The contingent consideration liabilities of $9.7 million at December 31, 2019 related to potential amounts payable to former stockholders of CURNA, OPKO Diagnostics and OPKO Renal pursuant to our acquisition agreements in January 2011, October 2011 and March 2013, respectively.
Amortization of intangible assets. Amortization of intangible assets was $64.8 million and $67.9 million, respectively, for the years ended December 31, 2019 and 2018. Amortization expense reflects the amortization of acquired intangible assets with defined useful lives. Our indefinite lived IPR&D assets will not be amortized until the underlying development programs are completed. Upon obtaining regulatory approval by the FDA, the IPR&D assets will be accounted for as a finite-lived intangible asset and amortized on a straight-line basis over its estimated useful life.
Asset impairment charges. Asset impairment charges were $92.4 million and $21.8 million, respectively, for the years ended December 31, 2019 and 2018. Asset impairment charges for the year ended December 31, 2019 is primarily related to an impairment charge of $44.8 million to write our IPR&D assets for OPK88003 (oxyntomodulin) and CURNA’s platform technology for oligonucleotide therapeutics down to their estimated fair values, a goodwill impairment charge of $26.2 million to write the carrying amount of the OPKO Diagnostics, CURNA and Transition Therapeutics reporting units down to their estimated fair values, and an impairment charge of $20.7 million to write our intangible asset for the Claros Analyzer down to its estimated fair value. The Asset impairment charges for the year ended December 31, 2019, resulted from liquidity constraints, longer than expected development timelines and changes in the competitive landscape, which resulted in changes to our estimates and assumptions of the expected future cash flows associated with the Claros Analyzer, OPK88003 and CURNA’s platform technology. Asset impairment charges for the year ended December 31, 2018 is related to an impairment charge of $10.1 million to write our IPR&D assets for Alpharen and OPK88004 down to their estimated fair values and a goodwill impairment charge of $11.7 million to write the carrying amount of the FineTech reporting unit down to its estimated fair value.
Interest income. Interest income for the years ended December 31, 2019 and 2018, was not significant as our cash investment strategy emphasizes the security of the principal invested and fulfillment of liquidity needs.

Interest expense. Interest expense for the years ended December 31, 2019 and 2018, was $21.5 million and $11.9 million, respectively. Interest expense was principally related to interest incurred on the 2025 Notes, the 2023 Convertible Notes, our 3.0% Senior Notes due 2033 (the “2033 Senior Notes”), and BioReference’s outstanding debt under its credit facility. The increase in interest expense for the year ended December 31, 2019 was primarily due to interest incurred on the 2025 Notes and 2023 Convertible Notes.
Fair value changes of derivative instruments, net. Fair value changes of derivative instruments, net for the years ended December 31, 2019 and 2018, were $0.2 million and $3.0 million of income, respectively. Derivative income for the year ended December 31, 2018 principally related to the change in fair value of warrants to purchase additional shares of Neovasc.
Other income and (expense), net. Other income and (expense), net for the years ended December 31, 2019 and 2018, was $11.3 million of expense and $1.5 million of income, respectively. Other expense for the year ended December 31, 2019 primarily consisted of net unrealized losses recognized during the period on our investments in Eloxx Pharmaceuticals, Inc. and VBI Vaccines Inc. Other income for the year ended December 31, 2018 primarily consisted of net unrealized gains recognized during the period on equity securities.
Income tax benefit (provision). Our income tax benefit (provision) for the years ended December 31, 2019 and 2018 was $(7.1) million, and $38.7 million, respectively. For the year ended December 31, 2019, our effective tax rate differed from the U.S. federal statutory rate of 21% primarily due to the relative mix in earnings and losses in the U.S. versus foreign tax jurisdictions, the impact of certain discrete tax events and operating results in tax jurisdictions which do not result in a tax benefit. The income tax benefit for the year ended December 31, 2018 included benefits related to discrete events which did not recur during 2019.
Loss from investments in investees. We have made investments in other early stage companies that we perceive to have valuable proprietary technology and significant potential to create value for us as a shareholder or member. We account for these investments under the equity method of accounting, resulting in the recording of our proportionate share of their losses until our share of their loss exceeds our investment. Until the investees’ technologies are commercialized, if ever, we anticipate they will report a net loss. Loss from investments in investees was $2.9 million and $14.5 million for the years ended December 31, 2019 and 2018, respectively.
For The Years Ended December 31, 2018 and December 31, 2017
Effective January 1, 2018, we adopted Accounting Standards Codification Topic 606, Revenue from Contracts with Customers, using the full retrospective transition method. Under this method, we have revised our Consolidated Financial Statements for the year ended December 31, 2017, as if Topic 606 had been effective for those periods.

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
Estimated collection amounts are subject to the complexities and ambiguities of billing, reimbursement regulations and claims processing, as well as considerations unique to Medicare and Medicaid programs, and require us to consider the potential for retroactive adjustments when estimating variable consideration in the recognition of revenue in the period the related services are rendered. For the year ended December 31, 2018, adjustments to estimated collection amounts from third-

party payors decreased revenue by $22.8 million compared to $66.0 million in 2017. For the year ended December 31, 2017, approximately $35.1 million of adjustments related to our genomics testing and approximately $30.9 million related to our clinical testing. The adjustments for our genomics testing in 2017 primarily relate to changes in payor medical and procedural requirements for our genomics testing and the adjustments for our clinical testing in 2017 and 2018 primarily relate to delays in the billing cycle resulting from our implementation of a new clinical testing billing system in late 2016 as well as reduced clinical reimbursement as discussed above.
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
The composition of Revenue from services by payor for the years ended December 31, 2018 and 2017 is as follows:

	For the years ended December 31,
(In thousands)	2018	2017
Healthcare insurers	$492,995	$495,209
Government payors	150,851	140,195
Client payors	148,070	126,264
Patients	21,332	21,042
Total	$813,248	$782,710
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
Costs of revenue. Costs of revenue for the year ended December 31, 2018 decreased $15.5 million compared to 2017. Cost of service revenue decreased in 2018 primarily due to a decrease in volume and employee related costs for clinical testing at BioReference. The decrease in cost of product revenue is attributable to $5.4 million of inventory obsolescence expense recognized in 2017 related primarily to the launch of Rayaldee and to changes in the product mix of items sold during the period. Cost of revenue for the years ended December 31, 2018 and 2017 were as follows:

Cost of Revenue	For the years ended December 31,
(In thousands)	2018	2017	Change
Cost of service revenue	$546,654	$558,953	$(12,299)
Cost of product revenue	57,982	61,177	(3,195)
Total cost of revenue	$604,636	$620,130	$(15,494)
Selling, general and administrative expenses. Selling, general and administrative expenses for the years ended December 31, 2018 and 2017 were $358.3 million and $414.6 million, respectively. The decrease in selling, general and administrative expenses was primarily due to decreased expenses at BioReference due to enacting cost reduction initiatives and to a decrease in corporate expenses, which was partially offset by $9.6 million of expenses related to the defense and investigation of actions brought by the U.S. Securities and Exchange Commission, which were settled in December 2018.

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
The following table summarizes the components of our research and development expenses:

	For the years ended December 31,
	2018	2017
External expenses:
Manufacturing expense for biological products	$28,245	$23,859
PMA studies	27,693	40,613
Earlier-stage programs	17,134	8,452
Research and development employee-related expenses	27,547	29,893
Other internal research and development expenses	25,785	23,618
Third-party grants and funding from collaboration agreements	(818)	—
Total research and development expenses	$125,586	$126,435
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
Contingent consideration. Contingent consideration for the years ended December 31, 2018 and 2017, were $16.8 million and $3.4 million of gain, respectively. The change in contingent consideration was primarily attributable to changes in assumptions regarding the timing of achievement of future milestones for OPKO Renal. The contingent consideration liabilities of $24.6 million at December 31, 2018 related to potential amounts payable to former stockholders of CURNA, OPKO Diagnostics and OPKO Renal pursuant to our acquisition agreements in January 2011, October 2011 and March 2013, respectively.
Amortization of intangible assets. Amortization of intangible assets was $67.9 million and $71.5 million, respectively, for the years ended December 31, 2018 and 2017. Amortization expense reflects the amortization of acquired intangible assets with defined useful lives. Our indefinite lived IPR&D assets will not be amortized until the underlying development programs are completed. Upon obtaining regulatory approval by the FDA, the IPR&D assets will be accounted for as a finite-lived intangible asset and amortized on a straight-line basis over its estimated useful life.
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
LIQUIDITY AND CAPITAL RESOURCES
At December 31, 2019, we had cash and cash equivalents of approximately $85.5 million. Cash used in operations of $172.5 million for year ended December 31, 2019 principally reflects general and administrative expenses in connection with our corporate operations, research and development activities and commercialization activities related to Rayaldee. Cash used in investing activities for the year ended December 31, 2019 primarily reflects capital expenditures of $12.7 million. Cash provided by financing activities primarily reflects the issuance of the 2025 Notes in February 2019 for net proceeds of $192.5 million and the issuance of 50 million shares of our Common Stock at a price of $1.50 per share in an underwritten public offering in October 2019, which was partially offset by the redemption of $28.8 million principal amount of 2033 Senior Notes and repayments on BioReference’s line of credit with JPMorgan Chase Bank, N.A. (“CB”). We have not generated sustained positive cash flow sufficient to offset our operating and other expenses, and our primary source of cash has been from the public and private placement of equity, the issuance of the 2033 Senior Notes, 2023 Convertible Notes and 2025 Notes and credit facilities available to us.
On February 25, 2020, we entered into a credit agreement with an affiliate of Dr. Frost, pursuant to which the lender committed to provide us with an unsecured line of credit in the amount of $100 million. Borrowings under the line of credit will bear interest at a rate of 11% per annum and may be repaid and reborrowed at any time. The credit agreement includes various customary remedies for the lender following an event of default, including the acceleration of repayment of outstanding amounts under line of credit. The line of credit matures on February 25, 2025. The line of credit also calls for a commitment fee equal to 0.25% per annum of the unused portion of the line.
On October 29, 2019, we issued 50 million shares of our Common Stock at a price of $1.50 per share in an underwritten public offering (the “Offering”), resulting in net proceeds to the Company of approximately $70 million, after deducting underwriting commissions and offering expenses. In November 2019, pursuant to an option the Company granted the underwriters, we issued an additional 4,227,749 shares of Common Stock at $1.50 per share, resulting in proceeds of approximately $6 million after deducting underwriting commissions. The Company intends to use the net proceeds received from the Offering to fund research and development, to further develop and commercialize its portfolio of proprietary pharmaceutical and diagnostic products and for working capital, capital expenditures, acquisitions and other general corporate purposes.
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
On February 1, 2019, holders tendered to us approximately $28.8 million aggregate principal amount of 2033 Senior Notes pursuant to such holders’ option to require us to repurchase the 2033 Senior Notes as set forth in the indenture, following which repurchase only $3.0 million aggregate principal amount of the 2033 Senior Notes remained outstanding. Holders of the remaining $3.0 million principal amount of the 2033 Senior Notes may require us to repurchase such notes for 100% of their principal amount, plus accrued and unpaid interest, on February 1, 2023, on February 1, 2028, or following the occurrence of a fundamental change as defined in the indenture governing the 2033 Senior Notes.
As of December 31, 2019, the total commitments under our Credit Agreement (as defined below) with CB and our lines of credit with financial institutions in Chile and Spain were $73.7 million, of which $52.1 million was drawn and outstanding as of December 31, 2019. The weighted average interest rate on these lines of credit was approximately 4.0% as of

December 31, 2019. These lines of credit are short-term and are used primarily as a source of working capital. The highest aggregate principal balance at any time outstanding during the year ended December 31, 2019, was $112.4 million. We intend to continue to enter into these lines of credit as needed. There is no assurance that these lines of credit or other funding sources will be available to us on acceptable terms, or at all, in the future.
In November 5, 2015, BioReference and certain of its subsidiaries entered into a credit agreement with CB, as lender and administrative agent, as amended (the “Credit Agreement”). The Credit Agreement provides for a $75.0 million secured revolving credit facility and includes a $20.0 million sub-facility for swingline loans and a $20.0 million sub-facility for the issuance of letters of credit. The Credit Agreement matures on November 5, 2021 and is guaranteed by all of BioReference’s domestic subsidiaries. The Credit Agreement is also secured by substantially all assets of BioReference and its domestic subsidiaries, as well as a non-recourse pledge by us of our equity interest in BioReference. Availability under the Credit Agreement is based on a borrowing base comprised of eligible accounts receivables of BioReference and certain of its subsidiaries, as specified therein.
In 2019, we repaid $60.5 million under our Credit Agreement with CB based on changes in our borrowing base calculation which reduced credit available to us. The repayment was made with cash on hand. As of December 31, 2019, $6.2 million remained available for borrowing under the Credit Agreement.
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
In February 2018, in a transaction exempt from registration under the Securities Act, we issued the 2023 Convertible Notes in the aggregate principal amount of $55.0 million. The 2023 Convertible Notes mature five years from the date of issuance. Each holder of a 2023 Convertible Note has the option, from time to time, to convert all or any portion of the outstanding principal balance of such 2023 Convertible Note, together with accrued and unpaid interest thereon, into shares of our Common Stock, par value $0.01 per share, at a conversion price of $5.00 per share of Common Stock. We may redeem all or any part of the then issued and outstanding 2023 Convertible Notes, together with accrued and unpaid interest thereon, pro ratably among the holders, upon no fewer than 30 days, and no more than 60 days, notice to the holders. The 2023 Convertible Notes contain customary events of default and representations and warranties of OPKO.
On October 12, 2017, EirGen, our wholly-owned subsidiary, and JT entered into the JT Agreement granting JT the exclusive rights for the development and commercialization of Rayaldee in Japan. The license grant to JT covers the therapeutic and preventative use of Rayaldee for (i) SHPT in non-dialysis and dialysis patients with CKD, (ii) rickets, and (iii) osteomalacia, as well as such additional indications as may be added to the scope of the license subject to the terms of the JT Agreement. In connection with the transaction, OPKO received an initial upfront payment of $6 million, and OPKO received another $6 million upon the initiation of OPKO’s phase 2 study for Rayaldee in dialysis patients in the U.S. in September 2018. OPKO is also eligible to receive up to an additional aggregate amount of $31 million upon the achievement of certain regulatory and development milestones by JT for Rayaldee in the JT Territory, and $75 million upon the achievement of certain sales based milestones by JT in the JT Territory. OPKO will also receive tiered, double digit royalty payments at rates ranging from low double digits to mid-teens on sales of Rayaldee within the JT Territory. JT will, at its sole cost and expense, be responsible for performing all development activities necessary to obtain all regulatory approvals for Rayaldee in Japan and for all commercial activities pertaining to Rayaldee in Japan.
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
Under the agreement, we agreed to lead the clinical activities and to be responsible for funding the development programs for the key indications, which includes Adult and Pediatric GHD and Pediatric SGA. Pfizer agreed to be responsible for all development costs for additional indications as well as all post-marketing studies. In addition, Pfizer agreed to fund the commercialization activities for all indications and lead the manufacturing activities covered by the global development plan. The agreement obligated us to fund development up to an agreed cap.
The development project for hGH-CTP has exceeded our original estimates and the agreed development cap. If we are unable to reach an agreement with Pfizer regarding cost sharing for overruns, as well as other obligations, including development obligations, it could have a material adverse impact on the expected benefits of the Pfizer Transaction and our overall financial condition. If we do not successfully develop hGH- CTP and/or Pfizer Inc. were to terminate the agreement or not successfully commercialize hGH-CTP for any reason, our business would be adversely affected.
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
We expect to continue to incur substantial research and development expenses, including expenses related to the hiring of personnel and additional clinical trials. We also expect to incur substantial selling, general and administrative expenses as we expand our sales, marketing and administrative staff and add infrastructure.
We believe that the cash and cash equivalents on hand at December 31, 2019, and the amounts available to be borrowed under our lines of credit are sufficient to meet our anticipated cash requirements for operations and debt service beyond the next 12 months. We based this estimate on assumptions that may prove to be wrong or are subject to change, and we may be required to use our available cash resources sooner than we currently expect. If we acquire additional assets or companies, accelerate our product development programs or initiate additional clinical trials, we will need additional funds. Our future cash requirements, and the timing of those requirements, will depend on a number of factors, including our relationship with Pfizer and our other commercial partners, the commercial success of Rayaldee, BioReference’s financial performance, possible acquisitions, the continued progress of research and development of our product candidates, the timing and outcome of clinical trials and regulatory approvals, the costs involved in preparing, filing, prosecuting, maintaining, defending, and enforcing patent claims and other intellectual property rights, the status of competitive products, the availability of financing, our success in developing markets for our product candidates and results of government investigations, payor claims, and legal proceedings that may arise, including, without limitation class action and derivative litigation to which we are subject, and our ability to obtain insurance coverage for such claims. We have not generated sustained positive cash flow and if we are not able to secure additional funding when needed, we may have to delay, reduce the scope of, or eliminate one or more of our clinical trials or research and development programs or possible acquisitions or reduce our marketing or sales efforts or cease operations.
The following table provides information as of December 31, 2019, with respect to the amounts and timing of our known contractual obligation payments due by period.

Contractual obligations (In thousands)	2020	2021	2022	2023	2024	Thereafter	Total
Open purchase orders	$89,048	$161	$13	$—	$—	$—	$89,222
Operating leases	12,125	6,017	5,003	4,437	3,273	10,119	40,974
Capital leases	2,748	2,123	1,129	556	233	—	6,789
2033 Senior Notes	—	—	—	—	3,050	203,140	206,190
Deferred payments	7,725	7,500	7,100	—	—	—	22,325
Mortgages and other debts payable	1,860	710	503	308	245	—	3,626
Lines of credit	7,327	44,749	—	—	—	—	52,076
Interest commitments	435	35	21	13,803	4	45,838	60,136
Total	$121,268	$61,295	$13,769	$19,104	$6,805	$259,097	$481,338
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
Goodwill and intangible assets. Goodwill and other intangible assets, including IPR&D, acquired in business combinations, licensing and other transactions at December 31, 2019 and 2018, was $1.8 billion and $2.0 billion, respectively.
Assets acquired and liabilities assumed in business combinations, licensing and other transactions are generally recognized at the date of acquisition at their respective fair values. Any excess of the purchase price over the estimated fair values of the net assets acquired is recognized as goodwill. At acquisition, we generally determine the fair value of intangible assets, including IPR&D, using the “income method.” This method starts with a forecast of net cash flows, risk adjusted for estimated probabilities of technical and regulatory success (for IPR&D) and adjusted to present value using an appropriate discount rate that reflects the risk associated with the cash flow streams.
Subsequent to acquisition, goodwill and indefinite lived intangible assets are tested at least annually as of October 1 for impairment, or when events or changes in circumstances indicate it is more likely than not that the carrying amount of such assets may not be recoverable. Our annual assessment may consist of a qualitative or quantitative analysis to determine whether it is more likely than not that its fair value exceeds the carrying value. When performing qualitative analysis, the factors we consider include our share price, our financial performance compared to budgets, long-term financial plans, the timing and cost of development plans, macroeconomic, industry and market conditions as well as the excess of fair value over the carrying value of net assets from the annual impairment test previously performed.
When performing quantitative analysis, we use a combination of income and market valuation methods and may weigh the outcomes of valuation approaches when estimating fair value. Inputs and assumptions used to determine fair value are determined from a market participant view, which might be different than our specific views. The valuation process is complex and requires significant input and judgment using internal and external sources. Market approaches depend on the availability of guideline companies and representative transactions. When using the income approach, complex and judgmental matters applicable to the valuation process may include the following:

•
Estimated useful life – The asset life expected to contribute meaningful cash flows is determined after considering expected regulatory approval dates (if unapproved), exclusivity periods and other legal, regulatory or contractual provisions.

•
Projections – Future revenues are estimated after considering many factors such as historical results, market opportunity, pricing, sales trajectories to peak sales levels, competitive environment and product evolution. Future costs and expenses are estimated after considering historical factors such as the timing and level of development costs to obtain regulatory approvals, maintain or further enhance the product. For IPR&D projects, we generally assume initial positive cash flows to commence shortly after the receipt of expected regulatory approvals which typically may not occur for a number of years. Actual cash flows attributed to the project are likely to be different than those assumed since projections are subjected to multiple factors including trial results and regulatory matters which could materially change the ultimate commercial success of the asset as well as significantly alter the costs to develop the respective asset into commercially viable products.

•
Tax rates – The expected future income is tax effected using a market participant tax rate. In determining the tax rate, we consider the jurisdiction in which the intellectual property is held and the location of the research and manufacturing infrastructure.

•
Discount rate – Discount rates are selected after considering the risks inherent in the future cash flows; the assessment of the asset’s life cycle and the competitive trends impacting the asset, including consideration of any Company specific technical, legal, regulatory, or economic barriers to entry.

Goodwill was $671.9 million and $700.2 million, respectively, at December 31, 2019 and 2018. Estimating the fair value of a reporting unit for goodwill impairment is highly sensitive to changes in projections and assumptions and changes in assumptions could potentially lead to impairment. We perform sensitivity analyses around our assumptions in order to assess the reasonableness of the assumptions and the results of our testing. Ultimately, potential changes in these assumptions may impact the estimated fair value of a reporting unit and result in an impairment if the fair value of such reporting unit is less than its carrying value.
Net intangible assets other than goodwill were $1.1 billion and $1.3 billion, including IPR&D of $590.2 million and $635.6 million, respectively, at December 31, 2019 and 2018. Intangible assets are highly vulnerable to impairment charges, particularly newly acquired assets for recently launched products and IPR&D. Considering the high risk nature of research and development and the industry’s success rate of bringing developmental compounds to market, IPR&D impairment charges are likely to occur in future periods. Estimating the fair value of IPR&D for potential impairment is highly sensitive to changes in projections and assumptions and changes in assumptions could potentially lead to impairment.
Upon obtaining regulatory approval, IPR&D assets are then accounted for as a finite-lived intangible asset and amortized on a straight-line basis over its estimated useful life. If the project is abandoned, the IPR&D asset is charged to expense. Finite lived intangible assets are tested for impairment when events or changes in circumstances indicate it is more likely than not that the carrying amount of such assets may not be recoverable. The testing includes a comparison of the carrying amount of the asset to its estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, then an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset.
Impairment charges for the year ended December 31, 2019 were $92.4 million and consist of a goodwill impairment charge of $26.2 million to write the carrying amount of the OPKO Diagnostics, CURNA and Transition Therapeutics reporting units down to their estimated fair value, an impairment charge of $44.8 million to write our IPR&D assets for OPK88003 and CURNA’s platform technology for oligonucleotide therapeutics down to their estimated fair value, and an impairment charge of $20.7 million to write our intangible asset for the Claros Analyzer down to its estimated fair value as a result of our testing. These impairment charges for the year ended December 31, 2019, resulted from liquidity constraints, longer than expected development timelines and changes in the competitive landscape, which resulted in changes to our estimates and assumptions of the expected future cash flows of the reporting units focused on the development of the Claros Analyzer, OPK88003 and CURNA’s platform technology.
We believe that our estimates and assumptions are reasonable and otherwise consistent with assumptions that marketplace participants would use in their estimates of fair value.  However, if future results are not consistent with our estimates and assumptions, then we may be exposed to an impairment charge, which could be material.  For the year ended December 31, 2019, the results of operations of our BioReference reporting unit were below management’s long-term forecast of expected cash flows for the year ending December 31, 2019 due to a change in reimbursement coverage for our 4Kscore test and other market factors.  Our 2019 impairment test of the BioReference reporting unit indicated an excess of estimated fair value over the carrying amount of approximately 11%. If we are unable to obtain appropriate reimbursement for our services and experience future declines in operating results versus forecast, then our estimates of the fair value of the BioReference reporting unit may decrease, and the resulting impairment could be significant.
We recorded a goodwill impairment charge of $11.7 million in Asset impairment charges in our Consolidated Statement of Operations for the year ended December 31, 2018 to write the carrying amount of the FineTech reporting unit down to its estimated fair value. No goodwill impairment was recorded for the year ended December 31, 2017. We recorded an impairment charge of $10.1 million in Asset impairment charges in our Consolidated Statement of Operations for the year ended December 31, 2018 to write our IPR&D assets for Alpharen and OPK88004 down to their estimated fair value as a result of our testing and we recorded an impairment charge of $13.2 million for the year ended December 31, 2017 to write our intangible asset for VARUBI™ down to its estimated fair value as a result of our testing.
We amortize intangible assets with definite lives on a straight-line basis over their estimated useful lives, ranging from 3 to 20 years. We use the straight-line method of amortization as there is no reliably determinable pattern in which the economic benefits of our intangible assets are consumed or otherwise used up. Amortization expense was $64.8 million and $67.9 million for the years ended December 31, 2019 and 2018, respectively.
Revenue recognition. We generate revenues from services, products and intellectual property as follows:
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

The complexities and ambiguities of billing, reimbursement regulations and claims processing, as well as considerations unique to Medicare and Medicaid programs, require us to estimate the potential for retroactive adjustments as an element of variable consideration in the recognition of revenue in the period the related services are rendered. Actual amounts are adjusted in the period those adjustments become known. For the years ended December 31, 2019, 2018 and 2017, revenue reductions due to changes in estimates of implicit price concessions for performance obligations satisfied in prior periods of $24.8 million, $22.8 million and $66.0 million, respectively, were recognized.
Third-party payors, including government programs, may decide to deny payment or recoup payments for testing they contend were improperly billed or not medically necessary, against their coverage determinations, or for which they believe they have otherwise overpaid (including as a result of their own error), and we may be required to refund payments already received. Our revenues may be subject to retroactive adjustment as a result of these factors among others, including without limitation, differing interpretations of billing and coding guidance and changes by government agencies and payors in interpretations, requirements, and “conditions of participation” in various programs. We have processed requests for recoupment from third-party payors in the ordinary course of our business, and it is likely that we will continue to do so in the future. If a third-party payor denies payment for testing or recoups money from us in a later period, reimbursement for our testing could decline.
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
We recognize revenue for shipments of Rayaldee at the time of delivery to customers after estimating Sales Deductions and product returns as elements of variable consideration utilizing historical information and market research projections. For the years ended December 31, 2019, and 2018, we recognized $31.4 million and $20.3 million in net product revenue from sales of Rayaldee.
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
For the years ended December 31, 2019, 2018 and 2017 we recorded $73.3 million, $69.9 million and $75.5 million of revenue from the transfer of intellectual property, respectively. For the year ended December 31, 2019, revenue from the transfer of intellectual property included $66.8 million related to the Pfizer Transaction. For the year ended December 31, 2018, revenue from the transfer of intellectual property included $60.0 million related to the Pfizer Transaction and $2.0 million related to a milestone payment from our licensee, VFMCRP. For the year ended December 31, 2017, revenue from the transfer of intellectual property included $61.2 million related to the Pfizer Transaction and $10.0 million related to a milestone payment from our licensee, TESARO. Refer to Note 15. Total contract liabilities included in Accrued expenses and Other long-term liabilities was $21.8 million and $91.1 million at December 31, 2019 and December 31, 2018, respectively. The contract liability balance at December 31, 2019 and 2018 relates primarily to the Pfizer Transaction.
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
While we have receivables due from federal and state governmental agencies, we do not believe that such receivables represent a credit risk since the related healthcare programs are funded by federal and state governments, and payment is primarily dependent upon submitting appropriate documentation. At December 31, 2019 and 2018, receivable balances (net of contractual adjustments) from Medicare and Medicaid in total were 6% and 7%, respectively, of our consolidated Accounts receivable, net.
The portion of our accounts receivable due from individual patients comprises the largest portion of credit risk. At December 31, 2019 and 2018, receivables due from patients represented approximately 2.5% and 2.9%, respectively, of our consolidated Accounts receivable, net.
We assess the collectability of accounts receivable balances by considering factors such as historical collection experience, customer credit worthiness, the age of accounts receivable balances, regulatory changes and current economic conditions and trends that may affect a customer’s ability to pay. Actual results could differ from those estimates. The allowance for doubtful accounts was $1.9 million and $1.8 million at December 31, 2019 and 2018, respectively. The provision for bad debts for the years ended December 31, 2019 and 2018 was $0.5 million and $0.7 million, respectively.
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
Effective January 1, 2018, the Tax Act provides for a new global intangible low-taxed income (“GILTI”) provision. Under the GILTI provision, certain foreign subsidiary earnings in excess of an allowable return on the foreign subsidiary’s tangible assets are included in U.S. taxable income. The Company currently estimates GILTI will be immaterial for the years ended December 31, 2019 and 2018, although interpretive guidance continues to be issued and future guidance may impact this analysis. The Company has not recorded any deferred taxes for future GILTI inclusions as any future inclusions are expected to be offset by net operating loss carryforwards in the U.S.
Equity-based compensation. We measure the cost of services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is recognized in the Consolidated Statement of Operations over the period during which an employee is required to provide service in exchange for the award. We record excess tax benefits, realized from the exercise of stock options, as cash flows from operations. We estimate the grant-date fair value of our stock option grants using a valuation model known as the Black-Scholes-Merton formula or the “Black-Scholes Model.” The Black-Scholes Model requires the use of several variables to estimate the grant-date fair value of stock options including expected term, expected volatility, expected dividends and risk-free interest rate. We perform analyses to calculate and select the appropriate variable assumptions used in the Black-Scholes Model. The selection of assumptions is subject to significant judgment and future changes to our assumptions and estimates which may have a material impact on our Consolidated Financial Statements.
Inventories. Inventories are valued at the lower of cost and net realizable value. Cost is determined by the first-in, first-out method. We consider such factors as the amount of inventory on hand, estimated time required to sell such inventories, remaining shelf-life, and current market conditions to determine whether inventories are stated at the lower of cost and net realizable value. Inventories at our diagnostics segment consist primarily of purchased laboratory supplies, which is used in our testing laboratories. Inventory obsolescence for the years ended December 31, 2019 and 2018 was $2.3 million and $1.9 million, respectively.
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
For leases that commenced before the effective date of Topic 842, we elected the use of permitted practical expedients and did not reassess the following: (i) whether any expired or existing contracts contain leases; (ii) the lease classification for any expired or existing leases; and (iii) initial direct costs for any existing leases. We also elected the policy of not recording leases on our Consolidated Balance Sheet when the leases have terms of 12 months or less, and we elected not to separate nonlease components from lease components and instead account for each separate lease component and the nonlease components associated with that lease component as a single lease component.
The adoption of Topic 842 resulted in the recognition of operating lease liabilities of approximately $33.7 million and operating lease right-to-use assets of approximately $33.3 million as of March 31, 2019, primarily related to operating leases for our diagnostic facilities, based on the present value of lease payments over the lease term. There was no cumulative-effect adjustment to beginning Accumulated deficit on the Consolidated Balance Sheet. The accounting for our finance leases remains substantially unchanged, as finance lease liabilities and their corresponding right-to-use assets were already recorded on the Consolidated Balance Sheet under the previous guidance. The adoption of Topic 842 did not have a significant effect on our results of operations or cash flows. Refer to Note 16 for additional disclosures required by Topic 842.
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
In June 2018, the FASB issued ASU No. 2018-07, “Compensation - Stock Compensation (Topic 718),” which expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from non-employees. The adoption of ASU 2018-07 on January 1, 2019, did not have a significant impact on our Consolidated Financial Statements.
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
At December 31, 2019, we had cash and cash equivalents of $85.5 million. The weighted average interest rate related to our cash and cash equivalents for the year ended December 31, 2019 was less than 1%. As of December 31, 2019, the principal outstanding balance under our Credit Agreement with JPMorgan Chase Bank, N.A. and our Chilean and Spanish credit lines was $52.1 million in the aggregate at a weighted average interest rate of approximately 4.0%.
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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of OPKO Health, Inc. and subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of OPKO Health, Inc. and subsidiaries (the Company) as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive loss, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and financial statement schedule included at Item 15(a)(1) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 2, 2020 expressed an unqualified opinion thereon.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Valuation of Goodwill for BioReference
Description of the Matter
At December 31, 2019, the Company’s goodwill was $671.9 million, and goodwill assigned to the BioReference reporting unit was $434.8 million. As discussed in Note 2 to the consolidated financial statements, goodwill is tested at least annually for impairment. To determine the estimated fair value of the BioReference reporting unit, management considers both market and income valuation approaches.
Auditing management’s annual impairment test of goodwill included in the BioReference reporting unit was complex and highly judgmental due to the significant assumptions used in the determination of guideline companies, market transactions and market multiples, as well as the discount rate, revenue growth rates and operating margins used to estimate future cash flows, which are affected by expectations about future market or economic conditions.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s annual goodwill impairment review process, including controls over management’s review of the significant assumptions in the BioReference analysis described above.
To test the estimated fair value of the BioReference reporting unit, we performed audit procedures that included, among others, assessing methodologies and testing the significant assumptions discussed above and the underlying data used by the Company in its analysis. We compared the significant assumptions used by management to current industry and economic trends, changes to the Company’s business model and other relevant factors. We involved valuation specialists to assist with assessing the methodologies and evaluating certain significant assumptions, such as the determination of guideline companies, market transactions, market multiples and the discount rate. We assessed the historical accuracy of management’s projected financial information and performed sensitivity analyses on significant assumptions to evaluate the changes in the fair value that would result from changes in the assumptions. In addition, we reviewed the reconciliation of the fair value of the Company’s reporting units to the market capitalization of the Company.

Valuation of Goodwill and Intangible Assets for Biologics, CURNA, Transition Therapeutics and Diagnostics
Description of the Matter
At December 31, 2019, the Company’s goodwill was $671.9 million, indefinite lived in-process research and development assets (IPR&D) was $590.2 million, and the net carrying amount of other intangibles was $529.0 million. Included in the Biologics reporting unit was $139.8 million and $590.2 million of goodwill and IPR&D, respectively. As discussed in Note 2 to the consolidated financial statements, goodwill and indefinite lived IPR&D are tested at least annually for impairment, and finite lived intangible assets are tested for impairment when events or changes in circumstances indicate it is more likely than not that the carrying amount of such assets may not be recoverable. To determine the estimated fair value of their reporting units and the intangible assets included within them, management considers both market and income valuation approaches. As further discussed in Notes 2 and 5, in 2019 the Company recorded impairment of goodwill, indefinite lived IPR&D and other intangible assets of $26.2 million, $44.8 million and $20.7 million, respectively, related to the CURNA, Transition Therapeutics and Diagnostics reporting units.
Auditing management’s annual impairment tests for the goodwill and intangible assets in these reporting units was complex and highly judgmental due to the significant assumptions used in the determination of guideline companies, market transactions and market multiples, as well as the expected timing and amount of market revenue share and the discount rate used to estimate future cash flows, which are affected by expectations about future development of IPR&D, market or economic conditions.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s annual goodwill and intangible asset impairment review process, including controls over management's review of the significant assumptions in the Biologics, CURNA, Transition Therapeutics and Diagnostics analyses described above.
To test the estimated fair value of the reporting units and the intangible assets included within them, we performed audit procedures that included, among others, assessing methodologies and testing the significant assumptions discussed above and the underlying data used by the Company in its analyses. We compared the significant assumptions used by management to current market and economic trends and other relevant factors. We involved valuation specialists to assist with assessing the methodologies and evaluating certain significant assumptions, such as the determination of guideline companies, market transactions, market multiples and the discount rates. We assessed the historical accuracy of management’s estimates and performed sensitivity analyses on significant assumptions to evaluate the changes in the fair value that would result from changes in the assumptions. In addition, we reviewed the reconciliation of the fair value of the Company’s reporting units to the market capitalization of the Company.

Variable Consideration in Determining Revenue from Services

Description of the Matter
For the year ended December 31, 2019, the Company recorded revenue from services of $716.4 million. As discussed in Note 14 to the consolidated financial statements, revenue from services includes amounts due under third-party and government payer programs, net of estimates of contractual discounts and other elements of variable consideration. The Company estimates variable consideration by evaluating, among other factors, recent collections experience as well as changes in reimbursement regulations, claims processing and coverage determinations.
Auditing revenue from services is complex and highly judgmental due to the estimation required to measure the variable consideration. In particular, management applies judgment in evaluating whether changes in reimbursement regulations, claims processing and coverage determinations affect the estimate of the revenue management expects to be entitled to collect. This resulted in significant auditor judgment in the performance of our procedures.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s variable consideration estimation process, including controls over management’s review of collections experience and the evaluation of factors that would affect the amount of variable consideration described above.
To test the estimate of variable consideration, we performed audit procedures that included, among others, assessing the methodology used and testing the underlying data used by the Company in its analysis. We compared the collection rates used by management to historical collection trends and evaluated whether changes in the regulatory environment or the Company’s business model, customer base, mix of services and other factors would affect the estimate of variable consideration. We assessed the historical accuracy of management’s estimate and performed sensitivity analyses to evaluate the changes in variable consideration that would result from changes in the expected collection rates used and the corresponding effect on revenue from services.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2007.
Miami, Florida
March 2, 2020

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of OPKO Health, Inc. and subsidiaries

Opinion on Internal Control over Financial Reporting

We have audited OPKO Health, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, OPKO Health, Inc, and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2019 consolidated financial statements of the Company and our report dated March 2, 2020 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Miami, Florida
March 2, 2020

OPKO Health, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	December 31,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$85,452	$96,473
Accounts receivable, net	134,617	143,907
Inventory, net	53,434	42,299
Other current assets and prepaid expenses	50,542	35,052
Total current assets	324,045	317,731
Property, plant and equipment, net	127,111	144,674
Intangible assets, net	528,962	614,452
In-process research and development	590,200	635,572
Goodwill	671,940	700,193
Investments	20,746	31,228
Operating lease right-of-use assets	39,380	—
Other assets	6,888	7,222
Total assets	$2,309,272	$2,451,072
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$62,537	$47,395
Accrued expenses	164,925	203,513
Current maturities of operating leases	12,038	—
Current portion of convertible notes	—	31,562
Current portion of lines of credit and notes payable	9,619	5,851
Total current liabilities	249,119	288,321
Operating lease liabilities	27,665	—
Convertible notes	211,208	57,299
Deferred tax liabilities	118,717	115,193
Other long-term liabilities, principally contract liabilities, contingent consideration and lines of credit	87,804	198,968
Total long-term liabilities	445,394	371,460
Total liabilities	694,513	659,781
Equity:
Common Stock - $0.01 par value, 1,000,000,000 and 750,000,000 shares authorized at December 31, 2019 and 2018, respectively; 670,378,701 and 586,881,720 shares issued at December 31, 2019 and 2018, respectively	6,704	5,869
Treasury Stock, - 549,907 shares at December 31, 2019 and 2018, respectively	(1,791)	(1,791)
Additional paid-in capital	3,142,993	3,004,422
Accumulated other comprehensive income (loss)	(22,070)	(20,131)
Accumulated deficit	(1,511,077)	(1,197,078)
Total shareholders’ equity	1,614,759	1,791,291
Total liabilities and equity	$2,309,272	$2,451,072

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

OPKO Health, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)

	For the years ended December 31,
	2019	2018	2017
Revenues:
Revenue from services	$716,434	$813,248	$782,710
Revenue from products	112,184	107,112	107,759
Revenue from transfer of intellectual property and other	73,317	69,906	75,537
Total revenues	901,935	990,266	966,006
Costs and expenses:
Cost of service revenue	511,206	546,654	558,953
Cost of product revenue	61,278	57,982	61,177
Selling, general and administrative	343,305	358,346	414,628
Research and development	117,870	125,586	126,435
Contingent consideration	(14,854)	(16,816)	(3,423)
Amortization of intangible assets	64,783	67,933	71,484
Asset impairment charges	92,399	21,778	13,194
Total costs and expenses	1,175,987	1,161,463	1,242,448
Operating loss	(274,052)	(171,197)	(276,442)
Other income and (expense), net:
Interest income	1,710	1,240	610
Interest expense	(21,516)	(11,890)	(6,601)
Fair value changes of derivative instruments, net	174	3,043	52
Other income (expense), net	(11,281)	1,535	10,457
Other income and (expense), net	(30,913)	(6,072)	4,518
Loss before income taxes and investment losses	(304,965)	(177,269)	(271,924)
Income tax benefit (provision)	(7,060)	38,726	(18,855)
Net loss before investment losses	(312,025)	(138,543)	(290,779)
Loss from investments in investees	(2,900)	(14,497)	(14,471)
Net loss	$(314,925)	$(153,040)	$(305,250)
Loss per share basic and diluted:
Loss per share	$(0.53)	$(0.27)	$(0.55)
Weighted average number of common shares outstanding, basic and diluted	595,454,394	563,143,663	559,160,565

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

OPKO Health, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)

	For the years ended December 31,
	2019	2018	2017
Net loss	$(314,925)	$(153,040)	$(305,250)
Other comprehensive income (loss), net of tax:
Change in foreign currency translation and other comprehensive income (loss)	(1,939)	(14,727)	22,724
Investments:
Change in unrealized gain (loss), net of tax	—	—	3,790
Reclassification adjustments due to adoption of ASU 2016-01	—	(4,876)	—
Reclassification adjustments for losses included in net loss, net of tax	—	—	(33)
Comprehensive loss	$(316,864)	$(172,643)	$(278,769)

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

OPKO Health, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF EQUITY
(In thousands, except share and per share data)
For the years ended December 31, 2019, 2018, 2017 (continued)

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
For the years ended December 31, 2019, 2018, 2017 (continued)

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

CONSOLIDATED STATEMENTS OF EQUITY
(In thousands, except share and per share data)
For the years ended December 31, 2019, 2018, 2017 (continued)

	Common Stock		Treasury		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Shares	Dollars	Shares	Dollars
Balance at December 31, 2018	586,881,720	$5,869	(549,907)	$(1,791)	$3,004,422	$(20,131)	$(1,197,078)	$1,791,291
Equity-based compensation expense	—	—	—	—	13,421	—	—	13,421
Exercise of Common Stock options and warrants	19,232	—	—	—	(3)	—	—	(3)
Adoption of ASU 2018-07	—	—	—	—	(926)	—	926	—
2025 convertible notes including share lending agreement	29,250,000	293	—	—	50,559	—	—	50,852
Sale of common stock	54,227,749	542	—	—	75,520	—	—	76,062
Net loss	—	—	—	—	—	—	(314,925)	(314,925)
Other comprehensive loss	—	—	—	—	—	(1,939)	—	(1,939)
Balance at December 31, 2019	670,378,701	$6,704	(549,907)	$(1,791)	$3,142,993	$(22,070)	$(1,511,077)	$1,614,759

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

OPKO Health, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the years ended December 31,
	2019	2018	2017
Cash flows from operating activities:
Net loss	$(314,925)	$(153,040)	$(305,250)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	93,807	97,344	102,093
Non-cash interest	8,731	4,903	2,575
Amortization of deferred financing costs	995	187	224
Losses from investments in investees	2,900	14,497	14,471
Equity-based compensation – employees and non-employees	13,421	21,761	28,307
Asset impairment charges	92,399	21,778	13,194
Realized loss (gain) on disposal of fixed assets and sales of equity securities and other	739	46	(8,663)
Change in fair value of equity securities and derivative instruments and other	8,748	(6,524)	(52)
Change in fair value of contingent consideration	(14,854)	(16,816)	(3,423)
Deferred income tax provision (benefit)	4,324	(35,133)	16,092
Changes in assets and liabilities, net of the effects of acquisitions:
Accounts receivable, net	7,376	20,397	58,011
Inventory, net	(12,133)	4,590	(3,539)
Other current assets and prepaid expenses	(11,486)	2,276	4,771
Other assets	409	(69)	(2,372)
Accounts payable	15,636	(26,083)	20,171
Foreign currency measurement	(71)	294	(255)
Contract liabilities	(69,302)	(61,264)	(58,876)
Accrued expenses and other liabilities	764	1,715	30,441
Net cash (used in) provided by operating activities	(172,522)	(109,141)	(92,080)
Cash flows from investing activities:
Investments in investees	(1,200)	(1,000)	(9,625)
Proceeds from sale of equity securities	—	1,516	2,211
Proceeds from the sale of property, plant and equipment	671	1,223	7,271
Capital expenditures	(12,741)	(27,858)	(46,524)
Net cash used in investing activities	(13,270)	(26,119)	(46,667)
Cash flows from financing activities:
Issuance of common stock	76,062	92,500	—
Issuance of 2023 Convertible Notes, including to related parties	200,293	55,000	—
Debt issuance costs	(7,762)	—	—
Proceeds from the exercise of Common Stock options and warrants	(3)	1,173	2,132
Borrowings on lines of credit	294,780	26,917	92,421
Repayments of lines of credit	(359,322)	(34,681)	(33,510)
Redemption of 2033 Senior Notes	(28,800)	—	—
Net cash provided by (used in) financing activities	175,248	140,909	61,043
Effect of exchange rate changes on cash and cash equivalents	(477)	(675)	470
Net increase (decrease) in cash and cash equivalents	(11,021)	4,974	(77,234)
Cash and cash equivalents at beginning of period	96,473	91,499	168,733
Cash and cash equivalents at end of period	$85,452	$96,473	$91,499
SUPPLEMENTAL INFORMATION:
Interest paid	$11,873	$2,076	$1,313
Income taxes paid, net of refunds	$2,667	$(1,410)	$5,416
Operating lease right-of-use assets due to adoption of ASU No. 2016-02	$39,380	$—	$—
Operating lease liabilities due to adoption of ASU No. 2016-02	$39,703	$—	$—
Non-cash financing:
Shares issued upon the conversion of:
Common Stock options and warrants, surrendered in net exercise	$20	$806	$1,546
Issuance of capital stock to acquire or contingent consideration settlement:
OPKO Health Europe	$—	$—	$304

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

OPKO Health, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1 Business and Organization
We are a diversified healthcare company that seeks to establish industry-leading positions in large and rapidly growing medical markets. Our diagnostics business includes BioReference Laboratories, Inc. (“BioReference”), one of the nation’s largest full service laboratories with a core genetic testing business and an almost 300-person sales and marketing team focused on driving growth and leveraging new products, including the 4Kscore test. Our pharmaceutical business features Rayaldee, an FDA-approved treatment for secondary hyperparathyroidism (“SHPT”) in adults with stage 3 or 4 chronic kidney disease (“CKD”) and vitamin D insufficiency (launched in November 2016); OPK88004, a selective androgen receptor modulator which we are exploring for various potential indications; and OPK88003, a once weekly oxyntomodulin for type 2 diabetes and obesity which is a clinically advanced drug candidate among the new class of GLP-1 glucagon receptor dual agonists (phase 2b). Our pharmaceutical business also features hGH-CTP, a once-weekly human growth hormone that recently successfully completed a phase 3 trial and which is partnered with Pfizer Inc. (“Pfizer”). We are incorporated in Delaware, and our principal executive offices are located in leased offices in Miami, Florida.
Through BioReference, we provide laboratory testing services, primarily to customers in the larger metropolitan areas across New York, New Jersey, Maryland, Pennsylvania, Delaware, Washington, DC, Florida, California, Texas, Illinois and Massachusetts, as well as to customers in a number of other states. We offer a comprehensive test menu of clinical diagnostics for blood, urine and tissue analysis. This includes hematology, clinical chemistry, immunoassay, infectious diseases, serology, hormones, and toxicology assays, as well as Pap smear, anatomic pathology (biopsies) and other types of tissue analysis. We market our laboratory testing services directly to physicians, geneticists, hospitals, clinics, correctional and other health facilities.
We operate established pharmaceutical platforms in Ireland, Chile, Spain, and Mexico, which are generating revenue and from which we expect to generate positive cash flow and facilitate future market entry for our products currently in development. In addition, we have a development and commercial supply pharmaceutical company and a global supply chain operation and holding company in Ireland. We own a specialty active pharmaceutical ingredients (“APIs”) manufacturer in Israel, which we expect will facilitate the development of our pipeline of molecules and compounds for our proprietary molecular diagnostic and therapeutic products.
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
Inventories. Inventories are valued at the lower of cost and net realizable value. Cost is determined by the first-in, first-out method. We consider such factors as the amount of inventory on hand, estimated time required to sell such inventories, remaining shelf-life, and current market conditions to determine whether inventories are stated at the lower of cost and net realizable value. Inventories at our diagnostics segment consist primarily of purchased laboratory supplies, which is used in our testing laboratories. Inventory obsolescence expense for the years ended December 31, 2019 and 2018 was $2.3 million and $1.9 million, respectively.
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
Goodwill and intangible assets. Goodwill represents the difference between the purchase price and the estimated fair value of the net assets acquired accounted for by the acquisition method of accounting. Refer to Note 5. Goodwill, in-process research and development (“IPR&D”) and other intangible assets acquired in business combinations, licensing and other transactions at December 31, 2019 and 2018, was $1.8 billion and $2.0 billion, respectively.
Assets acquired and liabilities assumed in business combinations, licensing and other transactions are generally recognized at the date of acquisition at their respective fair values. Any excess of the purchase price over the estimated fair values of the net assets acquired is recognized as goodwill. At acquisition, we generally determine the fair value of intangible assets, including IPR&D, using the “income method.”
Subsequent to acquisition, goodwill and indefinite lived intangible assets are tested at least annually as of October 1 for impairment, or when events or changes in circumstances indicate it is more likely than not that the carrying amount of such assets may not be recoverable.
Goodwill was $671.9 million and $700.2 million, respectively, at December 31, 2019 and 2018. Estimating the fair value of a reporting unit for goodwill impairment is highly sensitive to changes in projections and assumptions and changes in assumptions could potentially lead to impairment. We perform sensitivity analyses around our assumptions in order to assess the reasonableness of the assumptions and the results of our testing. Ultimately, potential changes in these assumptions may impact the estimated fair value of a reporting unit and result in an impairment if the fair value of such reporting unit is less than its carrying value.
Net intangible assets other than goodwill were $1.1 billion and $1.3 billion, including IPR&D of $590.2 million and $635.6 million, respectively, at December 31, 2019 and 2018. Intangible assets are highly vulnerable to impairment charges, particularly newly acquired assets for recently launched products and IPR&D. Considering the high risk nature of research and development and the industry’s success rate of bringing developmental compounds to market, IPR&D impairment charges are likely to occur in future periods. Estimating the fair value of IPR&D for potential impairment is highly sensitive to changes in projections and assumptions and changes in assumptions could potentially lead to impairment.
Upon obtaining regulatory approval, IPR&D assets are then accounted for as a finite-lived intangible asset and amortized on a straight-line basis over its estimated useful life. If the project is abandoned, the IPR&D asset is charged to expense. Finite lived intangible assets are tested for impairment when events or changes in circumstances indicate it is more likely than not that the carrying amount of such assets may not be recoverable. The testing includes a comparison of the carrying amount of the asset to its estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, then an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset.
Impairment charges for the year ended December 31, 2019 were $92.4 million and consist of a goodwill impairment charge of $26.2 million to write the carrying amount of the OPKO Diagnostics, CURNA and Transition Therapeutics reporting units down to their estimated fair value, an impairment charge of $44.8 million to write our IPR&D assets for OPK88003 and CURNA’s platform technology for oligonucleotide therapeutics down to their estimated fair value, and an impairment charge of $20.7 million to write our intangible asset for the Claros Analyzer down to its estimated fair value as a result of our testing. These impairment charges for the year ended December 31, 2019, resulted from liquidity constraints, longer than expected development timelines and changes in the competitive landscape, which resulted in changes to our estimates and assumptions of the expected future cash flows of the reporting units focused on the development of the Claros Analyzer, OPK88003 and CURNA’s platform technology.
We believe that our estimates and assumptions are reasonable and otherwise consistent with assumptions that marketplace participants would use in their estimates of fair value.  However, if future results are not consistent with our estimates and assumptions, then we may be exposed to an impairment charge, which could be material.  For the year ended December 31, 2019, the results of operations of our BioReference reporting unit were below management’s long-term forecast of expected cash flows for the year ending December 31, 2019 due to a change in reimbursement coverage for our 4Kscore test and other market factors.  Our 2019 impairment test of the BioReference reporting unit indicated an excess of estimated fair value over the carrying amount of approximately 11%. If we are unable to obtain appropriate reimbursement for our services and experience future declines in operating results versus forecast, then our estimates of the fair value of the BioReference reporting unit may decrease, and the resulting impairment could be significant.

We recorded a goodwill impairment charge of $11.7 million in Asset impairment charges in our Consolidated Statement of Operations for the year ended December 31, 2018 to write the carrying amount of the FineTech reporting unit down to its estimated fair value. No goodwill impairment was recorded for the year ended December 31, 2017. We recorded an impairment charge of $10.1 million in Asset impairment charges in our Consolidated Statement of Operations for the year ended December 31, 2018 to write our IPR&D assets for Alpharen and OPK88004 down to their estimated fair value as a result of our testing and we recorded an impairment charge of $13.2 million for the year ended December 31, 2017 to write our intangible asset for VARUBI™ down to its estimated fair value as a result of our testing.
We amortize intangible assets with definite lives on a straight-line basis over their estimated useful lives, ranging from 3 to 20 years. We use the straight-line method of amortization as there is no reliably determinable pattern in which the economic benefits of our intangible assets are consumed or otherwise used up. Amortization expense was $64.8 million, $67.9 million and $71.5 million for the years ended December 31, 2019, 2018 and 2017, respectively. Amortization expense from operations for our intangible assets is expected to be $56.3 million, $50.3 million, $50.0 million, $47.2 million and $44.2 million for the years ended December 31, 2020, 2021, 2022, 2023 and 2024, respectively.
Fair value measurements. The carrying amounts of our cash and cash equivalents, accounts receivable, accounts payable and short-term debt approximate their fair value due to the short-term maturities of these instruments. Investments that are considered equity securities as of December 31, 2019 and 2018 are predominately carried at fair value. Our debt under the credit agreement with JPMorgan Chase Bank, N.A. approximates fair value due to the variable rate of interest.
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
Derivative financial instruments. We record derivative financial instruments on our Consolidated Balance Sheet at their fair value and recognize the changes in the fair value in our Consolidated Statement of Operations when they occur, the only exception being derivatives that qualify as hedges. For the derivative instrument to qualify as a hedge, we are required to meet strict hedge effectiveness and contemporaneous documentation requirements at the initiation of the hedge and assess the hedge effectiveness on an ongoing basis over the life of the hedge. At December 31, 2019 and 2018, our foreign currency forward contracts held to economically hedge inventory purchases did not meet the documentation requirements to be designated as hedges. Accordingly, we recognize all changes in the fair values of our derivatives instruments, net, in our Consolidated Statement of Operations. Refer to Note 19.
Property, plant and equipment. Property, plant and equipment are recorded at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets and includes amortization expense for assets capitalized under finance leases. The estimated useful lives by asset class are as follows: software - 3 years, machinery, medical and other equipment - 5-8 years, furniture and fixtures - 5-12 years, leasehold improvements - the lesser of their useful life or the lease term, buildings and improvements - 10-40 years, and automobiles - 3-5 years. Expenditures for repairs and maintenance are charged to expense as incurred. Depreciation expense was $29.0 million, $29.4 million and $30.6 million for the years ended December 31, 2019, 2018 and 2017, respectively. Assets held under finance leases are included within Property, plant and equipment, net in our Consolidated Balance Sheets and are amortized over the shorter of their useful lives or the expected term of their related leases.
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
On December 22, 2017, the Tax Act was enacted into law and the new legislation contains several key tax provisions, including a reduction of the corporate income tax rate from 35% to 21% effective January 1, 2018 and a one-time mandatory transition tax on accumulated foreign earnings, among others. We were required to recognize the effect of the tax law changes in the period of enactment, such as remeasuring our U.S. deferred tax assets and liabilities, as well as reassessing the net realizability of our deferred tax assets and liabilities.
Effective January 1, 2018, the Tax Act provides for a new GILTI provision. Under the GILTI provision, certain foreign subsidiary earnings in excess of an allowable return on the foreign subsidiary’s tangible assets are included in U.S. taxable income. The Company currently estimates GILTI will be immaterial for the years ended December 31, 2019 and 2018, although interpretive guidance continues to be issued and future guidance may impact this analysis. The Company has not recorded any deferred taxes for future GILTI inclusions as any future inclusions are expected to be treated as a period expense and offset by net operating loss carryforwards in the U.S.
We operate in various countries and tax jurisdictions globally. For the year ended December 31, 2019, the tax rate differed from the U.S. federal statutory rate of 21% primarily due to the valuation allowance against certain U.S. and non-U.S. deferred tax assets, the relative mix in earnings and losses in the U.S. versus foreign tax jurisdictions, and the impact of certain discrete tax events and operating results in tax jurisdictions which do not result in a tax benefit.
Included in Other long-term liabilities is an accrual of $2.9 million related to uncertain tax positions involving income recognition. We recognize that local tax law is inherently complex and the local taxing authorities may not agree with certain tax positions taken. In connection with an examination of a 2014 and 2015 tax return in a foreign jurisdiction, the taxing authority has issued an initial income tax assessment of approximately $66 million (including interest). We are protesting it as we believe that the proposed adjustment is without technical merit. We expect to exhaust all administrative and judicial remedies necessary to resolve the matter, which could be a lengthy process. There can be no assurance that this matter will be resolved in our favor, and an adverse outcome, or any future tax examinations involving similar assertions, could have a material effect on our financial condition, results of operations and cash flows.
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
While we have receivables due from federal and state governmental agencies, we do not believe that such receivables represent a credit risk since the related healthcare programs are funded by federal and state governments, and payment is primarily dependent upon submitting appropriate documentation. At December 31, 2019 and 2018, receivable balances (net of contractual adjustments) from Medicare and Medicaid were 6% and 7%, respectively, of our consolidated Accounts receivable, net.
The portion of our accounts receivable due from individual patients comprises the largest portion of credit risk. At December 31, 2019 and 2018, receivables due from patients represent approximately 2.5% and 2.9%, respectively, of our consolidated Accounts receivable, net.
We assess the collectability of accounts receivable balances by considering factors such as historical collection experience, customer credit worthiness, the age of accounts receivable balances, regulatory changes and current economic conditions and trends that may affect a customer’s ability to pay. Actual results could differ from those estimates. The allowance for doubtful accounts was $1.9 million and $1.8 million at December 31, 2019 and 2018, respectively. The provision for bad debts for the years ended December 31, 2019 and 2018 was $0.5 million and $0.7 million, respectively.
Equity-based compensation. We measure the cost of services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is recognized in the Consolidated Statement of Operations over the period during which an employee is required to provide service in exchange for the award. We record excess tax benefits realized from the exercise of stock options as cash flows from operations. During the years ended December 31, 2019, 2018 and 2017, we recorded $13.4 million, $21.8 million and $28.3 million, respectively, of equity-based compensation expense.
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
Foreign currency translation. The financial statements of certain of our foreign operations are measured using the local currency as the functional currency. The local currency assets and liabilities are generally translated at the rate of exchange to the U.S. dollar on the balance sheet date and the local currency revenues and expenses are translated at average rates of exchange to the U.S. dollar during the reporting periods. Foreign currency transaction gains (losses) have been reflected as a component of Other income (expense), net within the Consolidated Statement of Operations and foreign currency translation gains (losses) have been included as a component of the Consolidated Statement of Comprehensive Loss. During the years ended December 31, 2019, 2018 and 2017, we recorded $0.4 million, $1.9 million and $1.4 million, respectively of transaction gains (losses).
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
For leases that commenced before the effective date of Topic 842, we elected the use of permitted practical expedients and did not reassess the following: (i) whether any expired or existing contracts contain leases; (ii) the lease classification for any expired or existing leases; and (iii) initial direct costs for any existing leases. We also elected the policy of not recording leases on our Consolidated Balance Sheet when the leases have terms of 12 months or less, and we elected not to separate nonlease components from lease components and instead account for each separate lease component and the nonlease components associated with that lease component as a single lease component.
The adoption of Topic 842 resulted in the recognition of operating lease liabilities of approximately $33.7 million and operating lease right-to-use assets of approximately $33.3 million as of March 31, 2019, primarily related to operating leases for our diagnostic facilities, based on the present value of lease payments over the lease term. There was no cumulative-effect adjustment to beginning Accumulated deficit on the Consolidated Balance Sheet. The accounting for our finance leases remains substantially unchanged, as finance lease liabilities and their corresponding right-to-use assets were already recorded on the Consolidated Balance Sheet under the previous guidance. The adoption of Topic 842 did not have a significant effect on our results of operations or cash flows. Refer to Note 16 for additional disclosures required by Topic 842.
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
In June 2018, the FASB issued ASU No. 2018-07, “Compensation - Stock Compensation (Topic 718),” which expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from non-employees. The adoption of ASU 2018-07 on January 1, 2019, did not have a significant impact on our Consolidated Financial Statements.
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
A total of 67,765,380, 16,568,520 and 6,255,624 potential shares of Common Stock have been excluded from the calculation of diluted net loss per share for the years ended December 31, 2019, 2018 and 2017, respectively, because their inclusion would be antidilutive. A full presentation of diluted earnings per share has not been provided because the required adjustments to the numerator and denominator resulted in diluted earnings per share equivalent to basic earnings per share.
During the year ended December 31, 2019, an aggregate of 24,877 options and warrants to purchase shares of our Common Stock were exercised, resulting in the issuance of 19,232 shares of Common Stock. Of the 24,877 Common Stock options and Common Stock warrants exercised, 5,645 shares of Common Stock were surrendered in lieu of a cash payment via the net exercise feature of the applicable option and warrant agreements.
During the year ended December 31, 2018, an aggregate of 540,000 options and warrants to purchase shares of our Common Stock were exercised, resulting in the issuance of 353,677 shares of Common Stock. Of the 540,000 Common Stock options and Common Stock warrants exercised, 186,323 shares of Common Stock were surrendered in lieu of a cash payment via the net exercise feature of the applicable option and warrant agreements.
During the year ended December 31, 2017, an aggregate of 1,720,649 options and warrants to purchase shares of our Common Stock were exercised, resulting in the issuance of 1,447,792 shares of Common Stock. Of the 1,720,649 Common Stock options and Common Stock warrants exercised, 272,857 shares of Common Stock were surrendered in lieu of a cash payment via the net exercise feature of the applicable option and warrant agreements.
Note 4 Investments
Investments
The following table reflects the accounting method, carrying value and underlying equity in net assets of our unconsolidated investments as of December 31, 2019:

(in thousands)
Investment type	Investment Carrying Value	Underlying Equity in Net Assets
Equity method investments	$826	$9,931
Variable interest entity, equity method	894	—
Equity securities	18,870
Equity securities with no readily determinable fair value	36
Warrants and options	120
Total carrying value of investments	$20,746

Equity method investments
Our equity method investments consist of investments in Pharmsynthez (ownership 9%), Cocrystal Pharma, Inc. (“COCP”) (7%), Non-Invasive Monitoring Systems, Inc. (“NIMS”) (1%), Neovasc Inc. (“Neovasc”)(4%), InCellDx, Inc. (“InCellDx”) (29%), BioCardia, Inc. (“BioCardia”) (3%), and Xenetic Biosciences, Inc. (“Xenetic”) (3%). The total assets, liabilities, and net losses of our equity method investees as of and for the year ended December 31, 2019 were $191.5 million, $58.4 million, and $62.9 million, respectively. We have determined that we or our related parties can significantly influence the operations of our equity method investees through our board representation and/or voting power. Accordingly, we account for our investment in these entities under the equity method and record our proportionate share of their respective losses in Loss from investments in investees in our Consolidated Statement of Operations. Included in Loss from investments in investees for the year ended December 31, 2018 is a charge of $2.9 million to write our investment in InCellDx, Inc. down to its fair value as of December 31, 2018. The aggregate value of our equity method investments based on the quoted market price of their respective shares of common stock and the number of shares held by us as of December 31, 2019 was $6.0 million.

Equity securities
Our equity securities consist of investments in Phio Pharmaceuticals (“Phio”) (ownership 0.1%), VBI Vaccines Inc. (“VBI”) (4%), ChromaDex Corporation (0.1%), MabVax Therapeutics Holdings, Inc. (“MabVax”) (1%), and Eloxx Pharmaceuticals, Inc. (“Eloxx”)(3%). We have determined that our ownership, along with that of our related parties, does not provide us with significant influence over the operations of these investments. Accordingly, we account for our investment in these entities as equity securities, and we record changes in the fair value of these investments in Other income (expense) each reporting period when they have readily determinable fair value. Equity securities without a readily determinable fair value are adjusted to fair value when an observable price change can be identified. Net gains and losses on our equity securities for the year ended December 31, 2019 are as follows:

(in thousands)
Equity Securities	For the year ended December 31, 2019
Net gains and losses recognized during the period on equity securities	$(7,443)
Less: Net gains and losses realized during the period on equity securities	—
Unrealized net gains recognized during the period on equity securities still held at the reporting date	$(7,443)

Sales of investments
Gains (losses) included in earnings from sales of our investments are recorded in Other income (expense), net in our Consolidated Statement of Operations. We did not have significant sales activity during the years ended December 31, 2019 and 2018. Gains (losses) from sale of our investments for the year ended December 31, 2017 was $1.5 million. The cost of securities sold is based on the specific identification method.
Warrants and options
In addition to our equity method investments and equity securities, we hold options to purchase 47 thousand additional shares of BioCardia, 31 thousand of which were vested as of December 31, 2019, and 33 thousand, 0.7 million, 40 thousand and 22 thousand of warrants to purchase additional shares of COCP, InCellDx, Inc., Xenetic and Phio, respectively. We recorded the changes in the fair value of the options and warrants in Fair value changes of derivative instruments, net in our Consolidated Statement of Operations. We also recorded the fair value of the options and warrants in Investments, net in our Consolidated Balance Sheet. See further discussion of the Company’s options and warrants in Note 18 and Note 19.
Investments in variable interest entities
We have determined that we hold variable interests in Zebra Biologics, Inc. (“Zebra”). We made this determination as a result of our assessment that Zebra does not have sufficient resources to carry out its principal activities without additional financial support.
We own 1,260,000 shares of Zebra Series A-2 Preferred Stock and 900,000 shares of Zebra restricted common stock (ownership 29% at December 31, 2019). Zebra is a privately held biotechnology company focused on the discovery and development of biosuperior antibody therapeutics and complex drugs. Dr. Richard Lerner, M.D., a member of our Board of Directors, is a founder of Zebra and, along with Dr. Frost, serves as a member of Zebra’s Board of Directors.
In order to determine the primary beneficiary of Zebra, we evaluated our investment and our related parties’ investment, as well as our investment combined with the related parties’ investment to identify if we had the power to direct the activities that most significantly impact the economic performance of Zebra. Based on the capital structure, governing documents and overall business operations of Zebra, we determined that, while a VIE, we do not have the power to direct the activities that most significantly impact Zebra’s economic performance and have no obligation to fund expected losses. We did determine, however, that we can significantly influence the success of Zebra through our board representation and voting power. Therefore, we have the ability to exercise significant influence over Zebra’s operations and account for our investment in Zebra under the equity method.
Other
We recorded $8.8 million of expense in Selling, general and administrative expenses in our Consolidated Statement of Operations for the year ended December 31, 2017 to write certain Other current assets from our investees down to their estimated fair value.

Note 5 Composition of Certain Financial Statement Captions

	For the years ended December 31,
(In thousands)	2019	2018
Accounts receivable, net
Accounts receivable	$136,551	$145,665
Less: allowance for doubtful accounts	(1,934)	(1,758)
	$134,617	$143,907
Inventories, net
Consumable supplies	$23,005	$23,264
Finished products	25,142	15,259
Work in-process	3,238	2,473
Raw materials	4,586	4,259
Less: inventory reserve	(2,537)	(2,956)
	$53,434	$42,299
Other current assets and prepaid expenses
Taxes recoverable	$19,808	$15,708
Other receivables	$3,262	$2,368
Prepaid supplies	8,147	9,693
Prepaid insurance	3,486	3,436
Other	15,839	3,847
	$50,542	$35,052
Property, plant and equipment, net:
Machinery, medical and other equipment	$165,501	$147,757
Leasehold improvements	33,606	34,607
Furniture and fixtures	12,631	12,737
Automobiles and aircraft	10,029	10,133
Software	13,861	13,425
Building	18,462	18,554
Land	2,422	2,453
Construction in process	7,044	16,670
Less: accumulated depreciation	(136,445)	(111,662)
	$127,111	$144,674
Intangible assets, net:
Customer relationships	$445,408	$446,296
Technologies	296,246	340,729
Trade names	49,786	50,404
Covenants not to compete	16,318	16,322
Licenses	5,766	5,766
Product registrations	7,578	7,861
Other	6,094	5,613
Less: accumulated amortization	(298,234)	(258,539)
	$528,962	$614,452

	For the years ended December 31,
(In thousands)	2019	2018
Accrued expenses:
Contract liabilities	$19,196	$63,503
Employee benefits	33,671	45,621
Commitments and Contingencies	38,635	15,327
Clinical trials	8,122	10,401
Professional fees	1,333	2,952
Finance leases short-term	2,743	3,280
Milestone payment	—	4,871
Contingent consideration	2,375	2,375
Other	58,850	55,183
	$164,925	$203,513

Other long-term liabilities:
Line of credit	$44,749	$105,198
Contract liabilities	2,571	27,566
Contingent consideration	7,308	22,162
Finance leases long-term	4,046	5,620
Mortgages and other debts payable	3,906	4,654
Other	25,224	33,768
	$87,804	$198,968

Our intangible assets and goodwill relate principally to our completed acquisitions of OPKO Renal, OPKO Biologics, EirGen and BioReference. We amortize intangible assets with definite lives on a straight-line basis over their estimated useful lives. The estimated useful lives by asset class are as follows: technologies - 7-17 years, customer relationships - 7-20 years, product registrations - 7-10 years, covenants not to compete - 5 years, trade names - 5-10 years, other 9-13 years. We do not anticipate capitalizing the cost of product registration renewals, rather we expect to expense these costs, as incurred. Our goodwill is not tax deductible for income tax purposes in any jurisdiction in which we operate.
The changes in value of the intangible assets and goodwill during the year ended December 31, 2019 are primarily due to an impairment charge of $44.8 million to write our IPR&D assets for OPK88003 and CURNA’s platform technology for oligonucleotide therapeutics down to their estimated fair value, a goodwill impairment charge of $26.2 million to write the carrying amount of the OPKO Diagnostics, CURNA and Transition Therapeutics reporting units down to their estimated fair value, and an impairment charge of $20.7 million to write our intangible asset for the Claros Analyzer down to its estimated fair value. The changes in value of the intangible assets during the year ended December 31, 2018 are primarily due to an impairment charge of $10.1 million to write our IPR&D assets for Alpharen and OPK88004 down to their estimated fair value. The value of our intangible assets and goodwill for the years ended December 31, 2019 and 2018 were also affected by foreign currency fluctuations between the Chilean Peso, the Euro and the Shekel against the U.S. dollar.
The following table reflects the changes in the allowance for doubtful accounts, provision for inventory reserve and tax valuation allowance accounts:

(In thousands)	Beginning balance	Charged to expense	Written-off	Ending balance
2019
Allowance for doubtful accounts	$(1,758)	(469)	293	$(1,934)
Inventory reserve	$(2,956)	(2,349)	2,768	$(2,537)
Tax valuation allowance	$(154,916)	(38,340)	—	$(193,256)
2018
Allowance for doubtful accounts	$(1,446)	(665)	353	$(1,758)
Inventory reserve	$(6,565)	(1,915)	5,524	$(2,956)
Tax valuation allowance	$(142,062)	(12,854)	—	$(154,916)

The following table summarizes the changes in Goodwill by reporting unit during the years ended December 31, 2019 and 2018.

	2019				2018
(In thousands)	Balance at January 1	Goodwill impairment	Foreign exchange and other	Balance at December 31st	Balance at January 1	Goodwill impairment	Foreign exchange and other	Balance at December 31
Pharmaceuticals
CURNA	$4,827	$(4,827)	$—	$—	$4,827	$—	$—	$4,827
Rayaldee	87,314	—	(1,709)	85,605	91,295	—	(3,981)	87,314
FineTech	—	—	—	—	11,698	(11,698)	—	—
OPKO Biologics	139,784		—	139,784	139,784	—	—	139,784
OPKO Chile	4,614		(266)	4,348	5,203	—	(589)	4,614
OPKO Health Europe	7,546		(152)	7,394	7,898	—	(352)	7,546
Transition Therapeutics	3,322	(3,421)	99	—	3,608	—	(286)	3,322

Diagnostics
BioReference	434,809	—	—	434,809	434,809	—	—	434,809
OPKO Diagnostics	17,977	(17,977)	—	—	17,977	—	—	17,977
	$700,193	$(26,225)	$(2,028)	$671,940	$717,099	$(11,698)	$(5,208)	$700,193

Note 6 Debt
In February 2019, we issued $200.0 million aggregate principal amount of Senior Convertible Notes due 2025 (the “2025 Notes”) in an underwritten public offering. The 2025 Notes bear interest at a rate of 4.50% per year, payable semiannually in arrears on February 15 and August 15 of each year. The 2025 Notes mature on February 15, 2025, unless earlier repurchased, redeemed or converted.
Holders may convert their 2025 Notes into shares of Common Stock at their option at any time prior to the close of business on the business day immediately preceding November 15, 2024 only under the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ended March 31, 2019 (and only during such calendar quarter), if the last reported sale price of our Common Stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the five business day period after any five consecutive trading day period (the “measurement period”) in which the trading price per $1,000 principal amount of 2025 Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of our Common Stock and the conversion rate on each such trading day; (3) if we call any or all of the 2025 Notes for redemption, at any time prior to the close of business on the scheduled trading day immediately preceding the redemption date; or (4) upon the occurrence of specified corporate events set forth in the indenture governing the 2025 Notes. On or after November 15, 2024, until the close of business on the business day immediately preceding the maturity date, holders of the 2025 Notes may convert their notes at any time, regardless of the foregoing conditions. Upon conversion, we will pay or deliver, as the case may be, cash, shares of our Common Stock, or a combination of cash and shares of our Common Stock, at our election.
The initial and current conversion rate for the 2025 Notes is 236.7424 shares of Common Stock per $1,000 principal amount of 2025 Notes (equivalent to a conversion price of approximately $4.22 per share of Common Stock). The conversion rate for the 2025 Notes is subject to adjustment in certain events, but will not be adjusted for any accrued and unpaid interest. In addition, following certain corporate events that occur prior to the maturity date of the 2025 Notes or if we deliver a notice of redemption, in certain circumstances the indenture governing the 2025 Notes would require an increase in the conversion rate of the 2025 Notes for a holder who elects to convert its notes in connection with such a corporate event or notice of redemption, as the case may be.
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
In conjunction with the issuance of the 2025 Notes, we agreed to loan up to 30,000,000 shares of our Common Stock to affiliates of the underwriter in order to assist investors in the 2025 Notes to hedge their position. As of December 31, 2019, a total of 29,250,000 shares were issued under the share lending arrangement. We will not receive any of the proceeds from the sale of the borrowed shares, but we received a one-time nominal fee of $0.3 million for the newly issued shares. Shares of our Common Stock outstanding under the share lending arrangement are excluded from the calculation of basic and diluted earnings per share. See Note 3.
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
The following table sets forth information related to the 2025 Notes which is included in our Consolidated Balance Sheet as of December 31, 2019:

(In thousands)	2025 Senior Notes	Discount	Debt Issuance Cost	Total
Balance at December 31, 2018	$—	$—	$—	$—
Issuance of 4.50% convertible notes	200,000	(52,600)	(5,720)	141,680
Amortization of debt discount and debt issuance costs	—	5,826	634	6,460
Balance at December 31, 2019	$200,000	$(46,774)	$(5,086)	$148,140

On November 8, 2018, we entered into a credit agreement with an affiliate of Dr. Frost, pursuant to which the lender committed to provide us with an unsecured line of credit in the aggregate principal amount of $60 million. The credit agreement was terminated on or around February 20, 2019 and we repaid the $28.8 million outstanding thereunder from the proceeds of the 2025 Notes offering.
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
The issuance of the 2023 Convertible Notes and the issuance of the shares of Common Stock, if any, upon conversion thereof was not, and will not be, respectively, registered under the Securities Act, pursuant to the exemption provided by Section 4(a)(2) thereof, and we have not agreed to register the of Common Stock if or when such shares are issued. Purchasers of the 2023 Convertible Notes include an affiliate of Dr. Phillip Frost, M.D., our Chairman and Chief Executive Officer, and Dr. Jane H. Hsiao, Ph.D., MBA, our Vice-Chairman and Chief Technical Officer.
In January 2013, we entered into note purchase agreements with respect to the issuance and sale of our 3.0% Senior Notes due 2033 (the “2033 Senior Notes”) in a private placement exempt from registration under the Securities Act. We issued the 2033 Senior Notes on January 30, 2013. The 2033 Senior Notes, which totaled $175.0 million in original principal amount, bear interest at the rate of 3.0% per year, payable semiannually on February 1 and August 1 of each year. The 2033 Senior Notes will mature on February 1, 2033, unless earlier repurchased, redeemed or converted. Upon a fundamental change as defined in the indenture, governing the 2033 Senior Notes, subject to certain exceptions, the holders may require us to repurchase all or any portion of their 2033 Senior Notes for cash at a repurchase price equal to 100% of the principal amount of the 2033 Senior Notes being repurchased, plus any accrued and unpaid interest to but not including the related fundamental change repurchase date.
From 2013 to 2016, holders of the 2033 Senior Notes converted $143.2 million in aggregate principal amount into an aggregate of 21,539,873 shares of Common Stock. On February 1, 2019, approximately $28.8 million aggregate principal amount of 2033 Senior Notes were tendered by holders pursuant to such holders’ option to require us to repurchase the 2033 Senior Notes as set forth in the indenture, following which repurchase only $3.0 million aggregate principal amount of the 2033 Senior Notes remained outstanding. Holders of the remaining $3.0 million principal amount of the 2033 Senior Notes may require us to repurchase such notes for 100% of their principal amount, plus accrued and unpaid interest, on February 1, 2023, on February 1, 2028, or following the occurrence of a fundamental change as defined in the indenture governing the 2033 Senior Notes.
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
In November 5, 2015, BioReference and certain of its subsidiaries entered into the Credit Agreement, as amended from time to time, with CB, as lender and administrative agent. The Credit Agreement provides for a $75.0 million secured revolving credit facility and includes a $20.0 million sub-facility for swingline loans and a $20.0 million sub-facility for the issuance of letters of credit. The Credit Agreement matures on November 5, 2021 and is guaranteed by all of BioReference’s domestic subsidiaries. The Credit Agreement is also secured by substantially all assets of BioReference and its domestic subsidiaries, as well as a non-recourse pledge by us of our equity interest in BioReference. Availability under the Credit Agreement is based on a borrowing base comprised of eligible accounts receivables of BioReference and certain of its subsidiaries, as specified therein. As of December 31, 2019, $6.2 million additional funds were available to be borrowed under the Credit Agreement. Principal under the Credit Agreement is due upon maturity on November 5, 2021.
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
On November 4, 2019, BioReference and certain of its subsidiaries entered into Amendment No. 10 to the Credit Agreement, which amended certain definitions in the Credit Agreement, extended the maturity date to 2021 and reduced the lenders’ aggregate commitment from $100 million to $75 million. The other terms of the Credit Agreement remained unchanged.

On February 25, 2020, BioReference and certain of its subsidiaries entered into Amendment No. 11 to the Credit Agreement, which amended the Credit Agreement to provide that the fixed charge coverage ratio requirement set forth in the Credit Agreement would not be tested for the quarter ended December 31, 2019, with respect to availability calculated on January 29, 2020 and January 30, 2020, subject, in the case of testing for the quarter ended December 31, 2019, to (i) there having been no event of default occurring and (ii) availability under the revolving facility exceeding 10% of the total revolving commitment, for at least 30 consecutive days for the period ended on December 31, 2019, excluding December 18, 2019. The other terms of the Credit Agreement remain unchanged.

As of December 31, 2019, $44.7 million outstanding under the Credit Agreement was included within Other long-term liabilities.
The Credit Agreement contains customary covenants and restrictions, including, without limitation, covenants that require BioReference and its subsidiaries to maintain a minimum fixed charge coverage ratio if availability under the new credit facility falls below a specified amount and to comply with laws and restrictions on the ability of BioReference and its subsidiaries to incur additional indebtedness or to pay dividends and make certain other distributions to the Company, subject to certain exceptions as specified therein. Failure to comply with these covenants would constitute an event of default under the Credit Agreement, notwithstanding the ability of BioReference to meet its debt service obligations. The Credit Agreement also includes various customary remedies for the lenders following an event of default, including the acceleration of repayment of outstanding amounts under the Credit Agreement and execution upon the collateral securing obligations under the Credit Agreement. Substantially all the assets of BioReference and its subsidiaries are restricted from sale, transfer, lease, disposal or distributions to the Company, subject to certain exceptions. BioReference and its subsidiaries net assets as of December 31, 2019 were approximately $885.2 million, which includes goodwill of $434.8 million and intangible assets of $365.7 million.

In addition to the Credit Agreement with CB, we have lines of credit with eleven other financial institutions as of December 31, 2019 and 2018 in the U.S., Chile and Spain. These lines of credit are used primarily as a source of working capital for inventory purchases.
The following table summarizes the amounts outstanding under the BioReference, Chilean and Spanish lines of credit:

(Dollars in thousands)			Balance Outstanding
Lender	Interest rate on borrowings at December 31, 2019	Credit line capacity	December 31, 2019	December 31, 2018
JP Morgan Chase	3.69%	$75,000	$44,750	$105,198
Itau Bank	5.50%	1,810	472	232
Bank of Chile	6.60%	3,800	851	432
BICE Bank	5.50%	2,500	1,429	818
BBVA Bank	5.50%	3,250	11	858
Security Bank	5.50%	588	588	—
Estado Bank	5.50%	3,500	1,365	308
Santander Bank	5.50%	4,500	1,943	852
Scotiabank	5.00%	1,800	668	2
Banco De Sabadell	1.45%	336	—	—
Banco Bilbao Vizcaya	2.45%	336	—	—
Santander Bank	1.40%	336	—	10
Total		$97,756	$52,077	$108,710

At December 31, 2019 and 2018, the weighted average interest rate on our lines of credit was approximately 4.0% and 4.7%, respectively.
At December 31, 2019 and 2018, we had notes payable and other debt (excluding the 2033 Senior Notes, the 2023 Convertible Notes, the 2025 Notes, the Credit Agreement and amounts outstanding under lines of credit described above) as follows:

(In thousands)	December 31, 2019	December 31, 2018
Current portion of notes payable	$2,494	$2,560
Other long-term liabilities	4,723	5,693
Total	$7,217	$8,253

The notes and other debt mature at various dates ranging from 2019 through 2024 bearing variable interest rates from 1.0% up to 3.8%. The weighted average interest rate on the notes and other debt at December 31, 2019 and 2018, was 2.7% and 2.1%, respectively. The notes are partially secured by our office space in Barcelona.
Note 7 Shareholders’ Equity
Our authorized capital stock consists of 1,000,000,000 shares of Common Stock, par value $0.01 per share, and 10,000,000 shares of Preferred Stock, par value $0.01 per share.
Sales of Common Stock
On October 29, 2019, we issued 50 million shares of our Common Stock at a price of $1.50 per share in an underwritten public offering (the “Offering”), resulting in net proceeds to the Company of approximately $70 million, after deducting underwriting commissions and offering expenses. In November 2019, pursuant to an option the Company granted the underwriters, we issued an additional 4,227,749 shares at $1.50 per share, less underwriting discounts and commissions, resulting in net proceeds of approximately $6 million. The Company intends to use the net proceeds received from the Offering to fund research and development, to further develop and commercialize its portfolio of proprietary pharmaceutical and diagnostic products and for working capital, capital expenditures, acquisitions and other general corporate purposes. Drs. Frost and Hsiao and Mr. Steven Rubin, members of OPKO’s senior management purchased an aggregate of 2,415,000 shares in the Offering.

On November 8, 2018, we entered into stock purchase agreements with certain investors pursuant to which we agreed to sell to such investors in private placements exempt from registration under the Securities Act an aggregate of approximately 26.5 million shares of Common Stock at a purchase price of $3.49 per share, which was the closing bid price per share of Common Stock on the NASDAQ Global Select Market (“NASDAQ”) on such date, for an aggregate purchase price of $92.5 million. Investors in the offering included an affiliate of Dr. Phillip Frost, our Chairman and Chief Executive Officer ($70 million), and Dr. Jane Hsiao, our Vice Chairman and Chief Technical Officer ($2 million).
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
Of the authorized Preferred Stock, 4,000,000 shares, 500,000 shares and 2,000,000 shares were designated Series A Preferred Stock, Series C Preferred Stock and Series D Preferred Stock, respectively. As of December 31, 2019 and 2018, there were no shares of Series A Preferred Stock, Series C Preferred Stock or Series D Preferred Stock issued or outstanding.
Note 8 Accumulated Other Comprehensive Income (Loss)
For the year ended December 31, 2019, changes in Accumulated other comprehensive income (loss), net of tax, were as follows:

(In thousands)	Foreign currency translation
Balance at December 31, 2018	$(20,131)
Other comprehensive income (loss) before reclassifications	(1,939)
Net other comprehensive income (loss)	(1,939)
Balance at December 31, 2019	$(22,070)

For the year ended December 31, 2018, changes in Accumulated other comprehensive income, net of tax, were as follows:

(In thousands)	Foreign currency translation	Unrealized gain (loss) in Accumulated OCI	Total
Balance at December 31, 2017	$(5,404)	$4,876	$(528)
Other comprehensive income (loss) before reclassifications	(14,727)	—	(14,727)
Reclassification adjustment due to adoption of ASU 2016-01	—	(4,876)	(4,876)
Net other comprehensive income (loss)	(14,727)	(4,876)	(19,603)
Balance at December 31, 2018	$(20,131)	$—	$(20,131)

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
We classify the cash flows resulting from the tax benefit that arises when the tax deductions exceed the compensation cost recognized for those equity awards (excess tax benefits) as cash flows from operations. There were no excess tax benefits for the years ended December 31, 2019, 2018, and 2017.
Valuation and Expense Information
We recorded equity-based compensation expense of $13.4 million, $21.8 million and $28.3 million for the years ended December 31, 2019, 2018, and 2017, respectively, all of which were reflected as operating expenses. Of the $13.4 million of equity based compensation expense recorded in the year ended December 31, 2019, $9.7 million was recorded as selling, general and administrative expenses, $2.0 million was recorded as research and development expenses and $1.6 million was recorded as a cost of revenue. Of the $21.8 million of equity based compensation expense recorded in the year ended December 31, 2018, $14.7 million was recorded as selling, general and administrative expense, $4.2 million was recorded as research and development expenses and $2.8 million was recorded as a cost of revenue. Of the $28.3 million of equity based compensation expense recorded in the year ended December 31, 2017, $21.2 million was recorded as selling, general and administrative expense, $5.1 million was recorded as research and development expenses and 2.0 million was recorded as cost of revenue.
As of December 31, 2019, there was $15.4 million of unrecognized compensation cost related to the stock options granted under our equity-based incentive compensation plans. Such cost is expected to be recognized over a weighted-average period of approximately 1.71 years.
Stock Options
We estimate the fair value of each stock option on the date of grant using the Black-Scholes-Merton Model option-pricing formula and amortize the fair value to expense over the stock option’s vesting period using the straight-line attribution approach. We account for forfeitures as they occur and apply the following assumptions in our Black-Scholes-Merton Model option-pricing formula:

	Year Ended December 31, 2019	Year Ended December 31, 2018	Year Ended December 31, 2017
Expected term (in years)	3.0 - 10.0	3.0 - 10.0	3.0 - 10.0
Risk-free interest rate	1.35% - 2.63%	2.32% - 3.09%	1.32% - 2.41%
Expected volatility	54% - 63%	40% - 54%	38% - 55%
Expected dividend yield	0%	0%	0%

Expected Term: For the expected term of options grants, we used an estimate of the expected option life based on historical experience.
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

We maintain incentive stock plans that provide for the grants of stock options to our directors, officers, employees and non-employee consultants. As of December 31, 2019, there were 22,304,368 shares of Common Stock reserved for issuance under our 2016 Equity Incentive Plan and our 2007 Equity Incentive Plan. We intend to issue new shares upon the exercise of stock options. Stock options granted under these plans have been granted at an option price equal to the closing market value of the stock on the date of the grant. Stock options granted under these plans to employees typically become exercisable over four years in equal annual installments after the date of grant, and stock options granted to non-employee directors become exercisable in full one-year after the grant date, subject to, in each case, continuous service with us during the applicable vesting period. We assumed stock options to grant Common Stock as part of the mergers with Acuity Pharmaceuticals, Inc., Froptix, Inc., OPKO Biologics and BioReference, which reflected various vesting schedules, including monthly vesting to employees and non-employee consultants.
A summary of option activity under our stock option plans as of December 31, 2019, and the changes during the year is presented below:

Options	Number of options	Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate intrinsic value (in thousands)
Outstanding at December 31, 2018	33,031,298	$9.31	5.93	$232
Granted	8,066,000	$2.47
Exercised	(24,877)	$0.66
Forfeited	(1,443,575)	$7.32
Expired	(2,258,425)	$7.74
Outstanding at December 31, 2019	37,370,421	$8.01	6.00	$—
Vested and expected to vest at December 31, 2019	37,370,421	$8.01	6.00	$—
Exercisable at December 31, 2019	24,448,521	$10.18	4.49	$—

The total intrinsic value of stock options exercised for the years ended December 31, 2019, 2018, and 2017 was $0.1 million, $0.5 million and $6.4 million, respectively.
The weighted average grant date fair value of stock options granted for the years ended December 31, 2019, 2018, and 2017 was $1.15, $2.08, and $4.50, respectively. The total fair value of stock options vested during the years ended December 31, 2019, 2018, and 2017 was $18.6 million, $25.8 million and $34 million, respectively.

Note 10 Income Taxes
We operate and are required to file tax returns in the U.S. and various foreign jurisdictions.
The benefit (provision) for incomes taxes consists of the following:

	For the years ended December 31,
(In thousands)	2019	2018	2017
Current
Federal	$—	$—	$2,398
State	(89)	6,318	(1,737)
Foreign	(2,647)	(2,738)	(3,424)
	(2,736)	3,580	(2,763)
Deferred
Federal	333	2,045	(10,759)
State	125	5,673	(2,738)
Foreign	(4,782)	27,428	(2,595)
	(4,324)	35,146	(16,092)
Total, net	$(7,060)	$38,726	$(18,855)

Deferred income tax assets and liabilities as of December 31, 2019 and 2018 are comprised of the following:

(In thousands)	December 31, 2019	December 31, 2018
Deferred income tax assets:
Federal net operating loss	$121,125	$101,662
State net operating loss	64,648	59,126
Foreign net operating loss	32,162	34,407
Research and development expense	1,560	2,893
Tax credits	22,989	21,669
Stock options	30,640	30,430
Accruals	17,215	6,294
Equity investments	13,495	12,904
Bad debts	445	414
Lease liability	1,064	1,370
Foreign credits	9,909	10,837
Available-for-sale securities	2,478	2,447
Operating lease asset	10,204	—
Other	8,395	11,668
Deferred income tax assets	336,329	296,121
Deferred income tax liabilities:
Intangible assets	(230,662)	(250,640)
Convertible Debt	(12,219)	—
Operating lease liability	(10,204)	—
Fixed assets	(3,976)	(3,486)
Other	(2,130)	(2,272)
Deferred income tax liabilities	(259,191)	(256,398)
Net deferred income tax assets (liabilities)	77,138	39,723
Valuation allowance	(194,869)	(154,916)
Net deferred income tax liabilities*	$(117,731)	$(115,193)

Note: Net deferred income tax liability balance includes $986 thousand recorded to Other Assets on the Consolidated Balance Sheet.
As of December 31, 2019, we have federal, state and foreign net operating loss carryforwards of approximately $698.3 million, $873.3 million and $139.6 million, respectively, that expire at various dates through 2039 unless indefinite in nature. As of December 31, 2019, we have research and development tax credit carryforwards of approximately $23.0 million that expire in varying amounts through 2039. As of each reporting date, management considers new evidence, both positive and negative, that could affect its view of the future realization of deferred tax assets. We have determined a valuation allowance is required against all of our net deferred tax assets that we do not expect to be utilized by the reversing of deferred income tax liabilities.
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
During 2008, we conducted a study to determine the impact of the various ownership changes that occurred during 2007 and 2008. As a result, we have concluded that the annual utilization of our net operating loss carryforwards (“NOLs”) and tax credits is subject to a limitation pursuant to Internal Revenue Code Section 382. Under the tax law, such NOLs and tax credits are subject to expiration from 15 to 20 years after they were generated. As a result of the annual limitation that may be imposed on such tax attributes and the statutory expiration period, some of these tax attributes may expire prior to our being able to use them. There is no current impact on these financial statements as a result of the annual limitation. This study did not conclude whether OPKO’s predecessor, eXegenics, pre-merger NOLs were limited under Section 382. As such, of the $698.3 million of federal net operating loss carryforwards, at least approximately $47.4 million may not be able to be utilized.
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
U.S. Federal: Under the tax statute of limitations applicable to the Internal Revenue Code, we are no longer subject to U.S. federal income tax examinations by the Internal Revenue Service for years before 2016. However, because we are carrying forward income tax attributes, such as net operating losses and tax credits from 2016 and earlier tax years, these attributes can still be audited when utilized on returns filed in the future.
State: Under the statute of limitations applicable to most state income tax laws, we are no longer subject to state income tax examinations by tax authorities for years before 2015 in states in which we have filed income tax returns. Certain states may take the position that we are subject to income tax in such states even though we have not filed income tax returns in such states and, depending on the varying state income tax statutes and administrative practices, the statute of limitations in such states may extend to years before 2015.
Foreign: Under the statute of limitations applicable to our foreign operations, we are generally no longer subject to tax examination for years before 2014 in jurisdictions where we have filed income tax returns.
Tax Cuts and Jobs Act
On December 22, 2017, the 2017 Tax Act was enacted into law and the new legislation contains several key tax provisions, including a reduction of the corporate income tax rate from 35% to 21% effective January 1, 2018 and a one-time mandatory transition tax on accumulated foreign earnings, among others. We were required to recognize the effect of the tax law changes in the period of enactment, such as remeasuring our U.S. deferred tax assets and liabilities, as well as reassessing the net realizability of our deferred tax assets and liabilities.
Effective January 1, 2018, the Tax Act provides for a new GILTI provision. Under the GILTI provision, certain foreign subsidiary earnings in excess of an allowable return on the foreign subsidiary’s tangible assets are included in U.S. taxable income. The Company currently estimates GILTI will be immaterial for the year ended December 31, 2019, although interpretive guidance continues to be issued and future guidance may impact this analysis. The Company has not recorded any deferred taxes for future GILTI inclusions as any future inclusions are expected to be treated as a period expense and offset by net operating loss carryforwards in the U.S.
Unrecognized Tax Benefits
As of December 31, 2019, 2018, and 2017, the total amount of gross unrecognized tax benefits was approximately $17.2 million, $17.5 million, and $21.3 million, respectively. As of December 31, 2019, the total amount of unrecognized tax benefits that, if recognized, would affect our effective income tax rate was $(13.2) million. We account for any applicable interest and penalties on uncertain tax positions as a component of income tax expense and we recognized $(0.1) million and $(1.9) million of interest expense for the years ended December 31, 2019 and 2018, respectively. As of December 31, 2018 and 2017, $(14.2) million and $(12.4) million of the unrecognized tax benefits, if recognized, would have affected our effective income tax rate. We believe it is reasonably possible that approximately $0.5 million of unrecognized tax benefits may be recognized within the next twelve months, mainly due to anticipated statute of limitations lapses in various jurisdictions.
The following summarizes the changes in our gross unrecognized income tax benefits.

	For the years ended December 31,
(In thousands)	2019	2018	2017
Unrecognized tax benefits at beginning of period	$17,513	$21,347	$27,545
Gross increases – tax positions in prior period	—	—	44
Gross increases – tax positions in current period	884	8,384	—
Gross decreases – tax positions in prior period	(298)	(7,597)	(1,724)
Lapse of Statute of Limitations	(939)	(4,621)	(4,518)
Unrecognized tax benefits at end of period	$17,160	$17,513	$21,347

Other Income Tax Disclosures
The significant elements contributing to the difference between the federal statutory tax rate and the effective tax rate are as follows:

	For the years ended December 31,
	2019	2018	2017
Federal statutory rate	21.0%	21.0%	35.0%
State income taxes, net of federal benefit	2.8%	4.3%	5.1%
Foreign income tax	(6.6)%	(6.0)%	(5.3)%
Income Tax Refunds	—%	3.6%	—%
Research and development tax credits	0.3%	1.9%	0.6%
Non-Deductible components of Convertible Debt	—%	(0.2)%	0.1%
Valuation allowance	(17.9)%	(7.1)%	(28.4)%
Rate change effect	0.4%	8.1%	(10.8)%
Non-deductible items	(0.7)%	(2.9)%	(1.9)%
Unrecognized tax benefits	—%	(1.8)%	(0.7)%
Impairments	(1.6)%	—%	—%
Other	—%	(0.7)%	(0.4)%
Total	(2.3)%	20.2%	(6.7)%

The following table reconciles our losses before income taxes between U.S. and foreign jurisdictions:

	For the years ended December 31,
(In thousands)	2019	2018	2017
Pre-tax income (loss):
U.S.	$(236,544)	$(132,102)	$(247,938)
Foreign	(71,321)	(59,664)	(38,457)
Total	$(307,865)	$(191,766)	$(286,395)

Prior to the enactment of the Tax Act, the Company regularly determined certain foreign earnings to be indefinitely reinvested outside the U.S. Our intent is to permanently reinvest these funds outside the U.S. and our current plans do not demonstrate a need to repatriate cash to fund U.S. operations. However, if funds were repatriated, we would be required to accrue and pay applicable U.S. taxes (if any) and withholding taxes payable to foreign tax authorities.
Note 11 Related Party Transactions
On October 29, 2019, we issued 50 million shares of our Common Stock at a price of $1.50 per share in the Offering, resulting in net proceeds to the Company of approximately $70 million, after deducting underwriting commissions and offering expenses. In November 2019, pursuant to an option the Company granted the underwriters, we issued an additional 4,227,749 shares at the public offering price, less underwriting discounts and commissions, resulting in net proceeds to the Company of approximately $6 million. The Company intends to use the net proceeds received from the Offering to fund research and development, to further develop and commercialize its portfolio of proprietary pharmaceutical and diagnostic products and for working capital, capital expenditures, acquisitions and other general corporate purposes. Drs. Frost and Hsiao and Mr. Steven Rubin, members of OPKO’s senior management purchased an aggregate of 2,415,000 shares of Common Stock in the Offering.
On March 1, 2019, OPKO Pharmaceuticals, LLC entered into an assignment agreement with Xenetic Biosciences, Inc., as amended from time to time (the “Assignment Agreement”), pursuant to which Xenetic acquired all of OPKO Pharmaceuticals’ right, title and interest in and to that certain Intellectual Property License Agreement (the “IP License Agreement”), entered into between The Scripps Research Institute and OPKO Pharmaceuticals, regarding certain patents for novel CAR T platform technology and through which the Institute granted an exclusive royalty-bearing license in exchange for royalties, subject to the terms of the IP License Agreement.
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
The Company owns approximately 9% of Pharmsynthez, and Pharmsynthez is Xenetic’s largest and controlling stockholder. Dr. Richard Lerner, a director of the Company, is a co-inventor of Xenetic’s technology and received 31,240 shares of Xenetic upon the closing of the Xenetic transactions described above. Adam Logal, our Senior Vice President and Chief Financial Officer, is a director of Xenetic.
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
We hold investments in Zebra (ownership 29%), Neovasc (4%), ChromaDex Corporation (0%), MabVax (1%), COCP (7%), NIMS (1%), Eloxx (3%) and BioCardia (3%). These investments were considered related party transactions as a result of our executive management’s ownership interests and/or board representation in these entities. See further discussion of our investments in Note 4.
In February 2018, we invested an additional $1.0 million in COCP for a convertible note, which was converted into 538,544 shares of its common stock in May 2018. In April 2017, we invested an additional $1.0 million in COCP for 138,889 shares of its common stock.
In November 2017, we invested an additional $3.0 million in Neovasc for 20,547 shares of its common stock, 20,547 Series A warrants, 20,547 Series B warrants and 8,221 Series C warrants, after adjusting for a 1-for-100 reverse stock split in 2018. In April 2018, we exercised our Series B warrants in a cashless exercise and received 10,690 shares of Neovasc common stock. In the first quarter of 2019, we exercised the Series C warrants for $1.2 million and exchanged the Series A warrants and received a total of 22,660 additional shares of Neovasc common stock.
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
We lease office space from Frost Real Estate Holdings, LLC in Miami, Florida, where our principal executive offices are located. Effective August 1, 2019, we entered into an amendment to our lease agreement with Frost Holdings. The lease, as amended, is for approximately 29,500 square feet of space. The lease provides for payments of approximately $89 thousand per month in the first year increasing annually to $101 thousand per month in the fifth year, plus applicable sales tax. The rent is inclusive of operating expenses, property taxes and parking.
BioReference purchases and uses certain products acquired from InCellDx, a company in which we hold a 29% minority interest.
We reimburse Dr. Frost for Company-related use by Dr. Frost and our other executives of an airplane owned by a company that is beneficially owned by Dr. Frost. We reimburse Dr. Frost for out-of-pocket operating costs for the use of the airplane by Dr. Frost or Company executives for Company-related business. We do not reimburse Dr. Frost for personal use of the airplane by Dr. Frost or any other executive. For the years ended December 31, 2019, 2018, and 2017, we recognized approximately $328 thousand, $238 thousand, and $361 thousand, respectively, for Company-related travel by Dr. Frost and other OPKO executives.
Note 12 Employee Benefit Plans
Effective January 1, 2007, the OPKO Health Savings and Retirement Plan (the “Plan”) permits employees to contribute up to 100% of qualified pre-tax annual compensation up to annual statutory limitations. The discretionary company match for employee contributions to the Plan is 100% up to the first 4% of the participant’s earnings contributed to the Plan. Effective January 1, 2017, employees of BioReference and its subsidiaries are eligible for participation in the Plan. Our matching contributions to our plans, including predecessor plans for BioReference, were approximately $8.3 million, $8.3 million and $8.4 million for the years ended December 31, 2019, 2018, and 2017 respectively.

Note 13 Commitments and Contingencies
In connection with our acquisitions of CURNA, OPKO Diagnostics and OPKO Renal, we agreed to pay future consideration to the sellers upon the achievement of certain events. As a result, as of December 31, 2019, we recorded $9.7 million as contingent consideration, with $2.4 million recorded within Accrued expenses and $7.3 million recorded within Other long-term liabilities in the accompanying Consolidated Balance Sheets. Refer to Note 5.
On June 3, 2019, BioReference reported that Retrieval-Masters Creditors Bureau, Inc. d/b/a American Medical Collection Agency (“AMCA”), had notified BioReference about a data security incident involving AMCA (the “AMCA Incident”). AMCA informed BioReference that an unauthorized user had access to AMCA’s system between August 1, 2018 and March 30, 2019. AMCA advised that AMCA’s affected system may have included patient name, date of birth, address, phone, date of service, provider, and balance information, as well as credit card information, bank account information (but no passwords or security questions) and email addresses that were provided by the consumer to AMCA. AMCA has advised BioReference that no Social Security Numbers were compromised, and BioReference provided no laboratory results or diagnostic information to AMCA. BioReference has notified patients and provided notice to the Office of Civil Rights of the AMCA Incident. To date, BioReference has been named in at least two class action lawsuits against AMCA and other defendants in connection with the AMCA Incident. In addition, the Office of Inspector General and Office for Civil Rights (“OCR”) of the Department of Health and Human Services, as well as the attorney generals’ offices from certain states have contacted BioReference to request additional information relating to the AMCA Incident. It is not possible at this time to estimate the amount of loss or range of loss, if any, that might result from adverse judgments, settlements, fines, penalties, or other resolution of these proceedings and investigations based on the stage of these proceedings and investigations, the absence of specific allegations as to alleged damages, the uncertainty as to the certification of a class or classes and the size of any certified class, if applicable, and/or the lack of resolution of significant factual and legal issues.
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
Following the SEC’s announcement of the SEC Complaint, we were named in several class action lawsuits, more than a dozen derivative suits, and other litigation relating to the allegations in the SEC Complaint among other matters. The Company intends to vigorously defend itself against the claims. For a more detailed discussion of pending matters, please see Part I, Item 3, “Legal Proceedings”.
In April 2017, the Civil Division of the United States Attorney’s Office for the Southern District of New York (the “SDNY”) informed BioReference that it believes that, from 2006 to the present, BioReference had, in violation of the False Claims Act, improperly billed Medicare and TRICARE (both are federal government healthcare programs) for clinical laboratory services provided to hospital inpatient beneficiaries at certain hospitals. In April 2019, the SDNY also informed BioReference that it believes that BioReference provided physicians subsidies for electronic health record systems prior to 2012 that violated regulations adopted by HHS in 2006 which allowed laboratories to provide these donations under certain conditions. BioReference is assessing the allegations made by the SDNY and continues to discuss the matter with the SDNY.
On October 11, 2019, GeneDx received a letter from the Centers for Medicare and Medicaid Services (“CMS”), notifying GeneDx of CMS’ determination to suspend Medicare payments to GeneDx, which suspension became effective on September 27, 2019 (the “CMS Letter”). The CMS Letter specifically stated that the foregoing suspension may last for up to 180 days from the effective date and may be extended under certain circumstances. CMS advised that it suspended payments due to possible overpayments to GeneDx in connection with reimbursement claims for genetic testing services based on a diagnosis of family history of cancer, which testing CMS has alleged is not covered by Medicare under the applicable provisions of the Social Security Act on the basis that such testing is not reasonable and necessary for the diagnosis or treatment of illness or injury. On or around February 3, 2020, we were notified that CMS was lifting the payment suspension. CMS noted, however, that the decision to lift the payment suspension should not be construed as a positive determination regarding our Medicare billing. CMS also notified us of results of a payment audit concluding that the Company had been overpaid by Medicare for genetic testing services based on a diagnosis of a family history of cancer. The Company is currently evaluating the audit findings. There can be no assurance that CMS and other governmental payor programs will not seek to recoup payments from us, suspend reimbursement or seek overpayment damages from GeneDx.
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
We have employment agreements with certain employees of BioReference which provide for compensation and certain other benefits and for severance payments under certain circumstances. During the years ended December 31, 2019, 2018 and 2017, we recognized $3.0 million, $4.9 million and $5.8 million, respectively, of severance costs pursuant to these employment agreements as a component of Selling, general and administrative expense.
At December 31, 2019, we were committed to make future purchases for inventory and other items in 2020 that occur in the ordinary course of business under various purchase arrangements with fixed purchase provisions aggregating approximately $89.2 million.
Note 14 Revenue Recognition
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
The complexities and ambiguities of billing, reimbursement regulations and claims processing, as well as considerations unique to Medicare and Medicaid programs, require us to estimate the potential for retroactive adjustments as an element of variable consideration in the recognition of revenue in the period the related services are rendered. Actual amounts are adjusted in the period those adjustments become known. For the years ended December 31, 2019, 2018 and 2017, revenue reductions due to changes in estimates of implicit price concessions for performance obligations satisfied in prior periods of $24.8 million, $22.8 million and $66.0 million, respectively, were recognized.
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
Settlements with third-party payors for retroactive adjustments due to audits, reviews or investigations are also considered variable consideration and are included in the determination of the estimated transaction price for providing services. These settlements are estimated based on the terms of the payment agreement with the payor, correspondence from the payor and our historical settlement activity, including an assessment of the probability a significant reversal of cumulative revenue recognized will occur when the uncertainty is subsequently resolved. Estimated settlements are adjusted in future periods as adjustments become known (that is, new information becomes available), or as years are settled or are no longer subject to such audits, reviews, and investigations. As of December 31, 2019 and 2018, we have liabilities of approximately $27.3 million and $35.9 million within Accrued expenses and Other long-term liabilities related to reimbursements for payor overpayments.

The composition of Revenue from services by payor for the years ended December 31, 2019, 2018 and 2017 is as follows:

	For the years ended December 31,
(In thousands)	2019	2018	2017
Healthcare insurers	$419,101	$492,995	$495,209
Government payors	116,662	150,851	140,195
Client payors	159,972	148,070	126,264
Patients	20,699	21,332	21,042
Total	$716,434	$813,248	$782,710

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
We recognize revenue for shipments of Rayaldee at the time of delivery to customers after estimating Sales Deductions and product returns as elements of variable consideration utilizing historical information and market research projections. For the years ended December 31, 2019, and 2018, we recognized $31.4 million and $20.3 million in net product revenue from sales of Rayaldee.
The following table presents an analysis of product sales allowances and accruals as contract liabilities for the years ended December 31, 2019 and 2018:

(In thousands)	Chargebacks, discounts, rebates and fees	Governmental	Returns	Total
Balance at December 31, 2018	$1,316	$2,090	$637	$4,043
Provision related to current period sales	13,723	25,106	3,699	42,528
Credits or payments made	(11,845)	(21,355)	(1,585)	(34,785)
Balance at December 31, 2019	$3,194	$5,841	$2,751	$11,786

Total gross Rayaldee sales				$73,965
Provision for Rayaldee sales allowances and accruals as a percentage of gross Rayaldee sales				57%

(In thousands)	Chargebacks, discounts, rebates and fees	Governmental	Returns	Total
Balance at December 31, 2017	$233	$348	$437	$1,018
Provision related to current period sales	5,704	10,061	680	16,445
Credits or payments made	(4,621)	(8,319)	(480)	(13,420)
Balance at December 31, 2018	$1,316	$2,090	$637	$4,043

Total gross Rayaldee sales				$36,715
Provision for Rayaldee sales allowances and accruals as a percentage of gross Rayaldee sales				45%

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
For the years ended December 31, 2019, 2018 and 2017 we recorded $73.3 million, $69.9 million and $75.5 million of revenue from the transfer of intellectual property, respectively. For the year ended December 31, 2019, revenue from the transfer of intellectual property included $66.8 million related to the Pfizer Transaction. For the year ended December 31, 2018, revenue from the transfer of intellectual property included $60.0 million related to the Pfizer Transaction and $2.0 million related to a milestone payment from our licensee, Vifor Fresenius Medical Care Renal Pharma Ltd (“VFMCRP”). For the year ended December 31, 2017, revenue from the transfer of intellectual property included $61.2 million related to the Pfizer Transaction and $10.0 million related to a milestone payment from our licensee, TESARO. Refer to Note 15. Total contract liabilities included in Accrued expenses and Other long-term liabilities was $21.8 million and $91.1 million at December 31, 2019 and December 31, 2018, respectively. The contract liability balance at December 31, 2019 and 2018 relates primarily to the Pfizer Transaction.
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
The Initial Consideration will be recognized over the performance period through 2021, when we anticipate completing the transfer of license materials specified in the JT Agreement and our performance obligation is complete. Payments received for regulatory, development and sales milestones are non-refundable. The milestones are payable if and when the associated milestone is achieved and will be recognized as revenue in the period in which the associated milestone is achieved, assuming all other revenue recognition criteria are met. . To date, no revenue has been recognized related to these milestones.

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
We are recognizing the non-refundable $295.0 million upfront payments as revenue as the research and development services are completed and had contract liabilities related to the Pfizer Transactions of $16.3 million at December 31, 2019, of which were classified in Accrued expenses.
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
TESARO
In November 2009, we entered into an asset purchase agreement (the “NK-1 Agreement”) under which we acquired VARUBI™ (rolapitant) and other neurokinin-1 (“NK-1”) assets from Merck. In December 2010, we entered into an exclusive license agreement with TESARO, Inc. (“TESARO”), in which we out-licensed the development, manufacture, commercialization and distribution of our lead NK-1 candidate, VARUBI™ (the “TESARO License”). Under the terms of the license, we received a $6.0 million upfront payment from TESARO and we received $30.0 million of milestone payments from TESARO upon achievement of certain regulatory and commercial sale milestones and we are eligible to receive additional commercial milestone payments of up to $85.0 million if specified levels of annual net sales are achieved. The sales based milestone payments will be recognized as revenue in full in the period in which the associated sales occur. During the years ended December 31, 2019 and 2018, no revenue was recognized related to the achievement of the milestones under the TESARO License. During year ended December 31, 2017, $10.0 million of revenue was recognized related to the achievement of the milestones under the TESARO License.
Under the TESARO License, TESARO was also obligated to pay us tiered royalties on annual net sales achieved in the U.S. and Europe at percentage rates that range from the low double digits to the low twenties, and outside of the U.S. and Europe at low double-digit percentage rates until the later of the date that all of the patent rights licensed from us and covering VARUBI™ expire, are invalidated or are not enforceable and 12 years from the first commercial sale of the product. TESARO announced in 2018 that it has elected to suspend further distribution of Varubi IV. In June 2018, TESARO assigned its rights and obligations under the agreement to TerSera Therapeutics LLC (“TerSera”) pursuant to an asset purchase agreement. Under the asset purchase agreement, TerSera is responsible for VARUBI in the U.S. and Canada and TESARO was permitted to continue to commercialize VARUBY® in Europe and the rest of the world though a sublicense with TerSera. In September 2019, TESARO informed us and TerSera that it intends to stop selling VARUBY® in the TESARO Territory and that it intends to withdraw its marketing authorization for VARUBY® in Europe.
The term of the license with TerSera will remain in force until the expiration of the royalty term in each country, unless we terminate the license earlier for material breach of the license or bankruptcy. TerSera has a right to terminate the license at any time during the term for any reason on three months’ written notice.
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
The following table presents the lease balances within the Consolidated Balance Sheet as of December 31, 2019:

(in thousands)	Classification on the Balance Sheet	December 31, 2019
Assets
Operating lease assets	Operating lease right-of-use assets	$39,380
Finance lease assets	Property, plant and equipment, net	6,789

Liabilities
Current
Operating lease liabilities	Current maturities of operating leases	12,038
Accrued expenses	Current maturities of finance leases	2,743
Long-term
Operating lease liabilities	Operating lease liabilities	27,665
Other long-term liabilities	Finance lease liabilities	$4,046

Weighted average remaining lease term
Operating leases		5.6 years
Finance leases		2.6 years
Weighted average discount rate
Operating leases		6.3%
Finance leases		3.0%

The following table reconciles the undiscounted future minimum lease payments (displayed by year and in the aggregate) under noncancelable operating leases with terms of more than one year to the total operating lease liabilities recognized on our Consolidated Balance Sheet as of December 31, 2019:

(in thousands)	Operating	Finance
2020	$12,750	$2,871
2021	6,526	2,186
2022	5,777	1,155
2023	5,450	563
2024	4,297	233
Thereafter	17,186	—
Total undiscounted future minimum lease payments	51,986	7,008
Less: Difference between lease payments and discounted lease liabilities	12,283	219
Total lease liabilities	$39,703	$6,789

Expense under operating leases and finance leases was $20.2 million and $3.1 million, respectively, for the year ended December 31, 2019, and includes $3.4 million of variable lease costs. Operating lease costs and finance lease costs are included within Operating loss in the Consolidated Statement of Operations. Short-term lease costs were not material.
Supplemental cash flow information is as follows:

(in thousands)	For the year ended December 31, 2019
Operating cash out flows from operating leases	$20,712
Operating cash out flows from finance leases	374
Financing cash out flows from finance leases	2,833
Total	$23,919

Note 17 Segments
We manage our operations in two reportable segments, pharmaceuticals and diagnostics. The pharmaceuticals segment consists of our pharmaceutical operations in Chile, Mexico, Ireland, Israel and Spain, Rayaldee product sales and our pharmaceutical research and development. The diagnostics segment primarily consists of our clinical laboratory operations through BioReference and our point-of-care operations. There are no significant inter-segment sales. We evaluate the performance of each segment based on operating profit or loss. There is no inter-segment allocation of interest expense and income taxes.
Information regarding our operations and assets for our operating segments and the unallocated corporate operations as well as geographic information are as follows:

	For the years ended December 31,
(In thousands)	2019	2018	2017
Revenue from services:
Pharmaceutical	$—	$—	$—
Diagnostics	716,434	813,248	782,710
Corporate	—	—
	$716,434	$813,248	$782,710
Revenue from products:
Pharmaceutical	$112,184	$107,112	$107,759
Diagnostics	—	—
Corporate	—	—
	$112,184	$107,112	$107,759
Revenue from transfer of intellectual property and other:
Pharmaceutical	$73,317	$69,906	$75,537
Diagnostics	—	—
Corporate	—	—
	$73,317	$69,906	$75,537
Operating loss:
Pharmaceutical	$(109,062)	$(82,641)	$(84,287)
Diagnostics	(123,359)	(44,942)	(136,540)
Corporate	(41,631)	(43,614)	(55,615)
	$(274,052)	$(171,197)	$(276,442)
Depreciation and amortization:
Pharmaceutical	$30,073	$28,007	$27,513
Diagnostics	63,675	69,246	74,442
Corporate	59	91	138
	$93,807	$97,344	$102,093
Loss from investment in investees:
Pharmaceutical	$(2,900)	$(10,822)	$(12,646)
Diagnostics	—	(3,675)	(1,825)
Corporate	—	—	—
	$(2,900)	$(14,497)	$(14,471)
Revenues:
U.S.	$751,099	$837,509	$803,853
Ireland	81,170	78,102	80,905
Chile	33,642	41,216	44,286
Spain	18,747	18,195	18,285
Israel	8,769	9,479	13,951
Mexico	8,032	5,598	4,605
Other	476	167	121
	$901,935	$990,266	$966,006

(In thousands)	December 31, 2019	December 31, 2018
Assets:
Pharmaceutical	$1,174,639	$1,236,499
Diagnostics	1,035,112	1,162,160
Corporate	99,521	52,413
	$2,309,272	$2,451,072
Goodwill:
Pharmaceutical	$237,131	$247,407
Diagnostics	434,809	452,786
Corporate	—	—
	$671,940	$700,193

No customer represented more than 10% of our total consolidated revenue during the years ended December 31, 2019, 2018 and 2017. As of December 31, 2019 and 2018, no customer represented more than 10% of our accounts receivable balance.
The following table reconciles our Property, plant and equipment, net between U.S. and foreign jurisdictions:

(In thousands)	December 31, 2019	December 31, 2018
PP&E:
U.S.	$62,158	$76,907
Foreign	64,953	67,767
Total	$127,111	$144,674

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
As of December 31, 2019, we have equity securities (refer to Note 4), forward foreign currency exchange contracts for inventory purchases (refer to Note 19) and contingent consideration related to the acquisitions of CURNA, OPKO Diagnostics and OPKO Renal that are required to be measured at fair value on a recurring basis. In addition, in connection with our investment and our consulting agreement with BioCardia, we record the related BioCardia options at fair value as well as the warrants from COCP, InCellDx, Inc., Xenetic and Phio.

Our financial assets and liabilities measured at fair value on a recurring basis are as follows:

	Fair value measurements as of December 31, 2019
(In thousands)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Assets:
Equity securities	$18,870	$—	$—	$18,870
Common stock options/warrants	—	120	—	120
Forward contracts	—	133	—	133
Total assets	$18,870	$253	$—	$19,123
Liabilities:
Contingent consideration:	$—	$—	$9,683	9,683
Total liabilities	$—	$—	$9,683	$9,683

	Fair value measurements as of December 31, 2018
(In thousands)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Assets:
Equity securities	$26,313	$—	$—	$26,313
Common stock options/warrants	—	855	—	855
Forward contracts	—	21	—	21
Total assets	$26,313	$876	$—	$27,189
Liabilities:
Contingent consideration:	$—	$—	$24,537	$24,537
Total liabilities	$—	$—	$24,537	$24,537

The carrying amount and estimated fair value of our 2025 Notes, as well as the applicable fair value hierarchy tiers, are contained in the table below. The fair value of the 2025 Notes is determined using quoted prices in active markets.

	December 31, 2019
(In thousands)	Carrying Value	Total Fair Value	Level 1	Level 2	Level 3
2025 Notes	$148,140	$158,174	$158,174	$—	$—

There have been no transfers between Level 1 and Level 2 and no transfers to or from Level 3 of the fair value hierarchy.
As of December 31, 2019 and 2018, the carrying value of our other significant financial instrument assets and liabilities approximates their fair value due to their short-term nature or variable rate of interest.

The following tables reconcile the beginning and ending balances of our Level 3 assets and liabilities as of December 31, 2019 and 2018:

December 31, 2019
(In thousands)	Contingent consideration
Balance at December 31, 2018	$24,537
Total losses (gains) for the period:
Included in results of operations	(14,854)
Balance at December 31, 2019	$9,683

December 31, 2018
(In thousands)	Contingent consideration
Balance at December 31, 2017	$41,353
Total losses (gains) for the period:
Included in results of operations	(16,816)
Balance at December 31, 2018	$24,537

The estimated fair values of our financial instruments have been determined by using available market information and what we believe to be appropriate valuation methodologies. We use the following methods and assumptions in estimating fair value:
Contingent consideration – We estimate the fair value of the contingent consideration utilizing a discounted cash flow model for the expected payments based on estimated timing and expected revenues. We use several discount rates depending on each type of contingent consideration related to OPKO Diagnostics, CURNA and OPKO Renal transactions. If estimated future sales were to decrease by 10%, the contingent consideration related to OPKO Renal, which accounts for the majority of the change in our contingent consideration liability, would decrease by $0.8 million. As of December 31, 2019, of the $9.7 million of contingent consideration, $2.4 million is recorded in Accrued expenses and $7.3 million is recorded in Other long-term liabilities. As of December 31, 2018, of the $24.6 million of contingent consideration, $2.4 million is recorded in Accrued expenses and $22.2 million is recorded in Other long-term liabilities.
Note 19 Derivative Contracts
The following table summarizes the fair values and the presentation of our derivative financial instruments in the Consolidated Balance Sheets:

(In thousands)	Balance Sheet Component	December 31, 2019	December 31, 2018
Derivative financial instruments:
Common stock options/warrants	Investments, net	$120	$855
Forward contracts	Unrealized gains on forward contracts are recorded in Other current assets and prepaid expenses. Unrealized (losses) on forward contracts are recorded in Accrued expenses.	$133	$21

We enter into foreign currency forward exchange contracts with respect to the risk of exposure to exchange rate differences arising from inventory purchases on letters of credit. Under these forward contracts, for any rate above or below the fixed rate, we receive or pay the difference between the spot rate and the fixed rate for the given amount at the settlement date.

To qualify the derivative instrument as a hedge, we are required to meet strict hedge effectiveness and contemporaneous documentation requirements at the initiation of the hedge and assess the hedge effectiveness on an ongoing basis over the life of the hedge. At December 31, 2019 and 2018, our derivative financial instruments do not meet the documentation requirements to be designated as hedges. Accordingly, we recognize the changes in Fair value of derivative instruments, net in our Consolidated Statement of Operations. The following table summarizes the losses and gains recorded for the years ended December 31, 2019, 2018 and 2017:

	For the years ended December 31,
(In thousands)	2019	2018	2017
Derivative gain (loss):
Common stock options/warrants	$(601)	$2,643	$(2,533)
2033 Senior Notes	—	—	3,185
Forward contracts	$775	$400	$(600)
Total	$174	$3,043	$52

Note 20 Selected Quarterly Financial Data (Unaudited)

	For the 2019 Quarters Ended
(In thousands, except per share data)	March 31	June 30	September 30	December 31
Total revenues	$222,451	$226,368	$228,772	$224,344
Total costs and expenses	297,769	273,628	267,783	336,807
Net income (loss)	(80,762)	(59,806)	(62,007)	(112,350)
Earnings (loss) per share, basic and diluted	$(0.14)	$(0.10)	$(0.11)	$(0.18)

	For the 2018 Quarters Ended
(In thousands, except per share data)	March 31	June 30	September 30	December 31
Total revenues	$254,914	$263,685	$249,815	$221,852
Total costs and expenses	297,525	268,793	283,279	311,866
Net income (loss)	(43,114)	(6,201)	(27,655)	(76,070)
Earnings (loss) per share, basic and diluted	$(0.08)	$(0.01)	$(0.05)	$(0.13)

Note 21 Subsequent Events
On February 25, 2020, we entered into a credit agreement with an affiliate of Dr. Frost, pursuant to which the lender committed to provide us with an unsecured line of credit in the amount of $100 million. Borrowings under the line of credit will bear interest at a rate of 11% per annum and may be repaid and reborrowed at any time. The credit agreement includes various customary remedies for the lender following an event of default, including the acceleration of repayment of outstanding amounts under line of credit. The line of credit matures on February 25, 2025. The line of credit also calls for a commitment fee equal to 0.25% per annum of the unused portion of the line.
On February 25, 2020, BioReference and certain of its subsidiaries entered into Amendment No. 11 to the Credit Agreement, which amended the Credit Agreement to provide that the fixed charge coverage ratio requirement set forth in the Credit Agreement would not be tested for the quarter ended December 31, 2019, with respect to availability calculated on January 29, 2020 and January 30, 2020, subject, in the case of testing for the quarter ended December 31, 2019, to (i) there having been no event of default occurring and (ii) availability under the revolving facility exceeding 10% of the total revolving commitment, for at least 30 consecutive days for the period ended on December 31, 2019, excluding December 18, 2019. The other terms of the Credit Agreement remain unchanged.
We have reviewed all subsequent events and transactions that occurred after the date of our December 31, 2019 Consolidated Balance Sheet date, through the time of filing this Annual Report on Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A.    CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act ) as of December 31, 2019. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, management concluded that our disclosure controls and procedures were effective as of December 31, 2019.
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
Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2019, based on the framework in the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “2013 Internal Control-Integrated Framework”). Based on our evaluation under the 2013 Internal Control-Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2019.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2019 has been audited by Ernst & Young LLP, our independent registered public accounting firm, who also audited our Consolidated Financial Statements included in this Annual Report on Form 10-K, as stated in their report which appears with our accompanying Consolidated Financial Statements.
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
ITEM 9B.    OTHER INFORMATION
None.

PART III
The information required in Items 10 (Directors, Executive Officers and Corporate Governance), Item 11 (Executive Compensation), Item 12 (Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters), Item 13 (Certain Relationships and Related Transactions, and Director Independence), and Item 14 (Principal Accounting Fees and Services) is incorporated by reference to the Company’s definitive proxy statement for the 2020 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of December 31, 2019.

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

	(2)	Exhibits: See below.

Exhibit Number	Description
1.1(12)	Underwriting Agreement, dated March 9, 2011, by and among OPKO Health, Inc., Jefferies & Company, Inc. and J.P. Morgan Securities LLC, as representatives for the underwriters named therein.

1.2(43)	Underwriting Agreement, dated October 24, 2019, by and among OPKO Health, Inc., Jeffries LLC, Piper Jaffray & Co., and Guggenheim Securities, LLC as representatives of underwriters named therein.

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

2.11(23)	Asset Purchase Agreement, dated March 1, 2013, by and between RXi Pharmaceuticals Corporation and OPKO Health, Inc.

2.12(24)	Agreement and Plan of Merger, dated April 23, 2013, by and among OPKO Health, Inc., POM Acquisition Inc., and PROLOR Biotech, Inc.

2.13(27)+	Agreement for the Sale and Purchase of Shares in EirGen Pharma Limited, dated May 5, 2015 by and among OPKO Ireland Limited, OPKO Health, Inc. and the Sellers named therein.

2.14(27)+	Form of Additional Agreement for the Sale and Purchase of Shares in EirGen Pharma Limited, dated May 5, 2015 by and among OPKO Ireland Limited and the Sellers named therein.

2.15(28)+	Agreement and Plan of Merger by and among the Company, Bamboo Acquisition, Inc. and Bio-Reference Laboratories, Inc. dated as of June 3, 2015.

2.16(31)	Arrangement Agreement by and among the Company, OPKO Global Holdings, Inc. and Transition Therapeutics Inc. dated as of June 29, 2016.

3.1(26)	Amended and Restated Certificate of Incorporation, as amended.

3.2(2)	Amended and Restated Bylaws.

3.3(7)	Certificate of Designation of Series D Preferred Stock.

3.4(42)	Amendment to Amended and Restated Certificate of Incorporation

4.1(1)	Form of Common Stock Warrant.

4.2(7)	Form of Common Stock Warrant.

4.3(25)	Indenture, dated January 30, 2013, between OPKO Health, Inc. and Wells Fargo Bank, National Association.

4.4(39)	Base Indenture related to the 4.50% Convertible Senior Notes due 2025, dated as of February 7, 2019, by and between OPKO Health, Inc. and U.S. Bank National Association, as trustee.

4.5(39)	Supplemental Indenture related to the 4.50% Convertible Senior Notes due 2025, dated as of February 7, 2019, by and between OPKO Health, Inc. and U.S. Bank National Association, as trustee.

4.6**	Description of Securities

10.1(1)	Form of Lockup Agreement.

10.2(2)	Stock Purchase Agreement, dated December 4, 2007, by and between OPKO Health, Inc. and the members of The Frost Group, LLC.

10.3(3)	Form of Director Indemnification Agreement.

10.4(3)	Form of Officer Indemnification Agreement.

10.5(4)	Stock Purchase Agreement, dated August 8, 2008 by and between OPKO Health, Inc. and the Purchasers named therein.

10.6(5)	Stock Purchase Agreement, dated February 23, 2009 by and between OPKO Health, Inc. and Frost Gamma Investments Trust.

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

10.13(10)+	Asset Purchase Agreement, dated October 12, 2009, by and between OPKO Health, Inc. and Schering Corporation.

10.14(10)	Letter Agreement, dated June 29, 2010, by and between OPKO Health, Inc. and Schering Corporation.

10.15(16)+	Exclusive License Agreement by and between TESARO, Inc. and OPKO Health, Inc. dated December 10, 2010.

10.16(13)	Third Amended and Restated Subordinated Note and Security Agreement, dated February 22, 2011, between OPKO Health, Inc. and The Frost Group, LLC.

10.17(15)+	Asset Purchase Agreement dated September 21, 2011, by and among Optos plc, Optos Inc., OPKO Health, Inc., OPKO Instrumentation, LLC, Ophthalmic Technologies, Inc., and OTI (UK) Limited.

10.18(20)	Form of Note Purchase Agreement, dated as of January 25, 2013, by and among OPKO Health, Inc. and each purchaser a party thereto.

10.19(29)+	Development and Commercialization License Agreement by and between OPKO Ireland, Ltd., a subsidiary of OPKO Health, Inc., and Pfizer, Inc. dated December 13, 2014.

10.20(32)	Credit Agreement by and between Bio-Reference Laboratories, Inc. and certain of its subsidiaries and JPMorgan Chase Bank, N.A. dated November 5, 2015.

10.21(33)	OPKO Health, Inc. 2016 Equity Incentive Plan.

10.22(34)	Development and License Agreement between OPKO Health, Inc. and Vifor Fresenius Medical Care Renal Pharma Ltd., dated May 8, 2016.

10.23(35)	Amendment No. 3 to Credit Agreement, dated as of March 17, 2017, among Bio-Reference Laboratories, Inc. and certain of its subsidiaries and JPMorgan Chase Bank, N.A.

10.24(36)	Amendment No. 4 to Credit Agreement, dated as of August 7, 2017, among Bio-Reference Laboratories, Inc. and certain of its subsidiaries and JPMorgan Chase Bank, N.A.

10.25(36)	Commitment Letter by and between OPKO Health, Inc. and Veterans Accountable Care Group, LLC, dated August 15, 2017.

10.26(37)+	Development and License Agreement by and between EirGen Pharma Limited, a subsidiary of OPKO Health, Inc., and Japan Tobacco Inc., dated October 12, 2017.

10.27(37)	Amendment No. 5 to Credit Agreement, dated as of November 8, 2017, among Bio-Reference Laboratories, Inc. and certain of its subsidiaries and JPMorgan Chase Bank, N.A.

10.28(37)	Amendment No. 6 to Credit Agreement, dated as of December 22, 2017, among Bio-Reference Laboratories, Inc. and certain of its subsidiaries and JPMorgan Chase Bank, N.A.

10.29(37)	Form of 5% Convertible Promissory Note dated February 27, 2018.

10.30(38)	Amendment No. 7 to Credit Agreement by and between BioReference Laboratories, Inc. and certain of its subsidiaries, and JPMorgan Chase, N.A. dated February 28, 2018.

10.31(39)	Share Lending Agreement, dated February 4, 2019, by and between the OPKO Health, Inc. and Jefferies Capital Services, LLC.

10.32(40)	Credit Agreement, dated as of November 8, 2018, by and between the OPKO Health, Inc. and Frost Gamma Investments Trust.

10.33(40)	Stock Purchase Agreement, dated as of November 8, 2018, between certain investors and OPKO Health, Inc.

10.34(41)	Amendment No. 8 to Credit Agreement by and between BioReference Laboratories, Inc. and certain of its subsidiaries, and JPMorgan Chase, N.A. dated February 26, 2019.

10.35(44)	Amendment No. 9 to Credit Agreement by and between BioReference Laboratories, Inc. and certain of its subsidiaries, and JPMorgan Chase, N.A. dated August 6, 2019.

10.36**	Amendment No. 10 to Credit Agreement by and between BioReference Laboratories, Inc. and certain of its subsidiaries, and JPMorgan Chase, N.A. dated November 4, 2019.

10.37**	Amendment No. 11 to Credit Agreement by and between BioReference Laboratories, Inc. and certain of its subsidiaries, and JPMorgan Chase, N.A. dated February 25, 2020.

10.38**	Credit Agreement, dated as of February 25, 2020, by and between OPKO Health, Inc. and Frost Gamma Investment Trust.

21	Subsidiaries of the Company.

23.1	Consent of Ernst & Young LLP.

31.1
Certification by Phillip Frost, Chief Executive Officer, pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the year ended December 31, 2019.

31.2
Certification by Adam Logal, Chief Financial Officer, pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the year ended December 31, 2019.

32.1	Certification by Phillip Frost, Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the year ended December 31, 2019.

32.2	Certification by Adam Logal, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the year ended December 31, 2019.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Denotes management contract or compensatory plan or arrangement.

**	Filed herewith.

+	Certain confidential material contained in the document has been omitted and filed separately with the Securities and Exchange Commission.

(1)	Filed with the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 2, 2007, and incorporated herein by reference.

(2)	Filed with the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2008 and incorporated herein by reference.

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

(39)	Filed with the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 7, 2019 and incorporated herein by reference.

(40)	Filed with the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 1, 2019 and incorporated herein by reference.

(41)	Filed with the Company’s Annual Report on Form 10-Q filed with the Securities and Exchange Commission on May 8, 2019 and incorporated herein by reference.

(42)	Filed with the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 21, 2019.

(43)	Filed with the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 29, 2019.

(44)	Filed with the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 5, 2019

Schedule I - Condensed Financial Information of Registrant

OPKO Health, Inc.
PARENT COMPANY CONDENSED BALANCE SHEETS
(In thousands, except share and per share data)

	December 31,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$58,627	$14,724
Other current assets and prepaid expenses	12,463	2,545
Total current assets	71,090	17,269
Property, plant and equipment, net	—	59
Investments	1,778,885	1,873,009
Operating lease right-of-use assets	4,672	—
Other assets	66	113
Total assets	$1,854,713	$1,890,450
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$1,791	$1,085
Accrued expenses	18,280	8,213
Current maturities of operating leases	1,075	—
Current portion of convertible notes	—	31,562
Current portion of notes payable	3,524	521
Total current liabilities	24,670	41,381
Operating lease liabilities	3,597	—
Convertible notes	211,208	57,299
Deferred tax liabilities, net	479	479
Total long-term liabilities	215,284	57,778
Total liabilities	239,954	99,159
Equity:
Common Stock - $0.01 par value, 1,000,000,000 and 750,000,000 shares authorized at December 31, 2019 and 2018, respectively; 670,378,701 and 586,881,720 shares issued at December 31, 2019 and 2018, respectively	6,704	5,869
Treasury Stock, at cost - 549,907 shares at December 31, 2019 and 2018, respectively	(1,791)	(1,791)
Additional paid-in capital	3,142,993	3,004,422
Accumulated other comprehensive income (loss)	(22,070)	(20,131)
Accumulated deficit	(1,511,077)	(1,197,078)
Total shareholders’ equity	1,614,759	1,791,291
Total liabilities and equity	$1,854,713	$1,890,450

The accompanying Notes to Parent Company Condensed Financial Statements are an integral part of these statements.

OPKO Health, Inc.
PARENT COMPANY CONDENSED STATEMENTS OF INCOME
(In thousands)

	For the years ended December 31,
	2019	2018	2017
Revenues:
Revenue from products	$796	$—	$—
Revenue from transfer of intellectual property and other	1,150	1,069	1,069
Total revenues	1,946	1,069	1,069
Costs and expenses:
Costs of revenue	1,382	2,358	1,438
Selling, general and administrative	47,949	52,397	57,410
Research and development	2,027	4,184	4,426
Total costs and expenses	51,358	58,939	63,274
Operating loss	(49,412)	(57,870)	(62,205)
Other income and (expense), net:
Interest income	2,186	631	260
Interest expense	(21,172)	(8,608)	(4,426)
Fair value changes of derivative instruments, net	(601)	1,991	652
Other income (expense), net	(8,887)	3,906	5,177
Other income and (expense), net	(28,474)	(2,080)	1,663
Loss before income taxes and investment losses	(77,886)	(59,950)	(60,542)
Income tax benefit (provision)	(5)	(11)	(247)
Net loss before investment losses	(77,891)	(59,961)	(60,789)
Loss from investments in investees	(2,900)	(10,822)	(12,646)
Net income (loss) from subsidiaries, net of taxes	(234,134)	(82,257)	(231,815)
Net loss	$(314,925)	$(153,040)	$(305,250)

The accompanying Notes to Parent Company Condensed Financial Statements are an integral part of these statements.

OPKO Health, Inc.
PARENT COMPANY CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	For the years ended December 31,
	2019	2018	2017
Net loss	$(314,925)	$(153,040)	$(305,250)
Other comprehensive income (loss), net of tax:
Change in foreign currency translation and other comprehensive income (loss)	(1,939)	(14,727)	22,724
Investments:
Change in unrealized gain (loss), net of tax	—	—	3,790
Reclassification adjustments due to adoption of ASU 2016-01	—	(4,876)	—
Reclassification adjustments for losses included in net loss, net of tax	—	—	(33)
Comprehensive loss	$(316,864)	$(172,643)	$(278,769)

The accompanying Notes to Parent Company Condensed Financial Statements are an integral part of these statements.

OPKO Health, Inc.
PARENT COMPANY CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)

	For the years ended December 31,
	2019	2018	2017
Cash flows from operating activities:
Net loss	$(314,925)	$(153,040)	$(305,250)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	59	91	138
Non-cash interest	8,545	4,564	2,049
Amortization of deferred financing costs	922	551	574
Losses from investments in investees	2,900	10,822	12,646
(Income) loss from subsidiaries	234,134	82,257	231,815
Equity-based compensation – employees and non-employees	13,421	21,761	28,308
Realized loss (gain) on equity securities and disposal of fixed assets	(796)	208	(652)
Change in fair value of derivative instruments	9,523	(6,124)	(4,953)
Changes in other assets and liabilities	3,907	6,847	4,258
Net cash used in operating activities	(42,310)	(32,063)	(31,067)
Cash flows from investing activities:
Investments in investees	(1,200)	(1,000)	(9,625)
Subsidiary financing	(152,376)	(123,787)	41,990
Proceeds from sale of equity securities	—	1,516	2,211
Net cash provided by (used in) investing activities	(153,576)	(123,271)	34,576
Cash flows from financing activities:
Issuance convertible notes, net	200,293	55,000	—
Issuance of common stock	76,061	92,500	—
Debt issuance costs	(7,762)	—	—
Proceeds from the exercise of Common Stock options and warrants	(3)	1,173	2,132
Borrowings on lines of credit	28,800	—	—
Repayments of lines of credit	(28,800)	—	—
Redemption of 2033 Senior Notes	(28,800)	—	—
Net cash provided by financing activities	239,789	148,673	2,132
Net increase (decrease) in cash and cash equivalents	43,903	(6,661)	5,641
Cash and cash equivalents at beginning of period	14,724	21,385	15,744
Cash and cash equivalents at end of period	$58,627	$14,724	$21,385
SUPPLEMENTAL INFORMATION:
Interest paid	$5,224	$956	$956
Income taxes paid, net of refunds	$(1,300)	$(578)	$327
Operating lease right-of-use assets due to adoption of ASU No. 2016-02	$4,855	$—	$—
Operating lease liabilities due to adoption of ASU No. 2016-02	$4,855	$—	$—
Non-cash financing:
Shares issued upon the conversion of:
Common Stock options and warrants, surrendered in net exercise	$20	$806	$1,546
Issuance of capital stock to acquire or contingent consideration settlement:
OPKO Health Europe	$—	$—	$304
The accompanying Notes to Parent Company Condensed Financial Statements are an integral part of these statements.

OPKO Health, Inc.
Notes to Parent Company Condensed Financial Statements

Note 1. Organization and Basis of Presentation
We are a diversified healthcare company that seeks to establish industry-leading positions in large and rapidly growing medical markets. The parent company condensed financial statements included in this Schedule I represent the financial statements of OPKO Health, Inc., the parent company (or “OPKO”), on a stand-alone basis and do not include results of operations from our consolidated subsidiaries. The Parent Company Condensed Financial Statements should be read in conjunction with our audited consolidated financial statements included in Item 8 of Part II of this Form 10-K. As of December 31, 2019 and 2018, approximately $1.8 billion and $1.9 billion, respectively, of our Investments, net have not been eliminated in the parent company condensed financial statements.
The Parent Company Condensed Financial Statements included herein have been prepared in accordance with Rule 12-04, Schedule I of Regulation S-X, as substantially all the assets of BioReference, a wholly-owned subsidiary, and its subsidiaries are restricted from sale, transfer, lease, disposal or distributions to OPKO under the credit agreement with JPMorgan Chase Bank, N.A. (the “Credit Agreement”), subject to certain exceptions. BioReference and its subsidiaries’ net assets as of December 31, 2019 were approximately $885.2 million, which includes goodwill of $434.8 million and intangible assets of $365.7 million. BioReference’s restricted net assets exceeds 25% of OPKO’s consolidated net assets of $2.3 billion as of December 31, 2019.
Note 2 Debt
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
In conjunction with the issuance of the 2025 Notes, we agreed to loan up to 30,000,000 shares of our Common Stock to affiliates of the underwriter in order to assist investors in the 2025 Notes to hedge their position. As of December 31, 2019, a total of 29,250,000 shares were issued under the share lending arrangement. We will not receive any of the proceeds from the sale of the borrowed shares, but we received a one-time nominal fee of $0.3 million for the newly issued shares. Shares of our Common Stock outstanding under the share lending arrangement are excluded from the calculation of basic and diluted earnings per share. See Note 3.
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
The following table sets forth information related to the 2025 Notes which is included in our Condensed Consolidated Balance Sheet as of December 31, 2019:

(In thousands)	2025 Senior Notes	Discount	Debt Issuance Cost	Total
Balance at December 31, 2018	$—	$—	$—	$—
Issuance of 4.50% convertible notes	200,000	(52,600)	(5,720)	141,680
Amortization of debt discount and debt issuance costs	—	5,826	634	6,460
Balance at December 31, 2019	$200,000	$(46,774)	$(5,086)	$148,140
On November 8, 2018, we entered into a credit agreement with an affiliate of Dr. Frost, pursuant to which the lender committed to provide us with an unsecured line of credit in the amount of $60 million. The credit agreement was terminated on or around February 20, 2019 and we repaid the $28.8 million outstanding thereunder from the proceeds of the 2025 Notes offering.
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
In November 2015, BioReference and certain of its subsidiaries entered into the Credit Agreement, as amended from time to time, with JPMorgan Chase Bank, which provides for a $75.0 million secured revolving credit facility and includes a $20.0 million sub-facility for swingline loans and a $20.0 million sub-facility for the issuance of letters of credit. The Credit Agreement matures on November 5, 2021 and is secured by substantially all assets of BioReference and its domestic subsidiaries, as well as a non-recourse pledge by us of our equity interest in BioReference.
Note 3 Commitments and Contingencies
See Note 13 of our Consolidated Financial Statements in Item 8 of Part II of this Form 10-K for a discussion of our commitments and contingencies.
Note 4 Dividends
We did not receive any dividend payments from our consolidated subsidiaries for the years ended December 31, 2019, 2018 and 2017.
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
Note 6 Subsequent Events
We have reviewed all subsequent events and transactions that occurred after the date of our December 31, 2019 Consolidated Balance Sheet date, through the time of filing this Annual Report on Form 10-K.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 2, 2020	OPKO HEALTH, INC.

	By:	/s/ Phillip Frost, M.D.
Phillip Frost, M.D.
Chairman of the Board and
Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Phillip Frost, M.D.	Chairman of the Board and Chief Executive	March 2, 2020
Phillip Frost, M.D.	Officer (Principal Executive Officer)

/s/ Jane H. Hsiao, Ph.D., MBA	Vice Chairman and Chief Technical Officer	March 2, 2020
Jane H. Hsiao, Ph.D., MBA

/s/ Steven D. Rubin	Director and Executive Vice President –	March 2, 2020
Steven D. Rubin	Administration

/s/ Adam Logal	Senior Vice President, Chief Financial Officer,	March 2, 2020
Adam Logal	Chief Accounting Officer and Treasurer (Principal Financial Officer)

/s/ Robert S. Fishel, M.D.	Director	March 2, 2020
Robert S. Fishel, M.D.

/s/ Anthony Japour, M.D.	Director	March 2, 2020
Anthony Japour, M.D.

/s/ Richard Krasno, Ph.D.	Director	March 2, 2020
Richard Krasno, Ph.D.

/s/ Richard A. Lerner, M.D.	Director	March 2, 2020
Richard A. Lerner, M.D.

/s/ John A. Paganelli	Director	March 2, 2020
John A. Paganelli

/s/ Richard C. Pfenniger, Jr.	Director	March 2, 2020
Richard C. Pfenniger, Jr.

/s/ Alice Lin-Tsing Yu, M.D., Ph.D.	Director	March 2, 2020
Alice Lin-Tsing Yu, M.D., Ph.D.

Exhibit Number	Description

4.6	Description of Securities

10.36	Amendment No. 10 to Credit Agreement by and between BioReference Laboratories, Inc. and certain of its subsidiaries, and JPMorgan Chase, N.A. dated November 4, 2019.

10.37	Amendment No. 11 to Credit Agreement by and between BioReference Laboratories, Inc. and certain of its subsidiaries, and JPMorgan Chase, N.A. dated February 25, 2020.

10.38	Credit Agreement, dated as of February 25, 2020, by and between OPKO Health, Inc. and Frost Gamma Investment Trust.

21	Subsidiaries of the Company.

31.1
Certification by Phillip Frost, Chief Executive Officer, pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the year ended December 31, 2019.

31.2
Certification by Adam Logal, Chief Financial Officer, pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the year ended December 31, 2019.

32.1	Certification by Phillip Frost, Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the year ended December 31, 2019.

32.2	Certification by Adam Logal, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the year ended December 31, 2019.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document