Form 10-Q
period 2020-03-31
Opko Health, Inc.
filed 2020-05-06
CIK 944809

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020.
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

As of May 1, 2020, the registrant had 669,828,524 shares of Common Stock outstanding.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains “forward-looking statements,” as that term is defined under the Private Securities Litigation Reform Act of 1995 (“PSLRA”), Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements include statements about our expectations, beliefs or intentions regarding our product development efforts, business, financial condition, results of operations, strategies or prospects, including the potential impact of the COVID-19 pandemic on our businesses, operating results, cash flows and/or financial condition. You can identify forward-looking statements by the fact that these statements do not relate strictly to historical or current matters. Rather, forward-looking statements relate to anticipated or expected events, activities, trends or results as of the date they are made. Because forward-looking statements relate to matters that have not yet occurred, these statements are inherently subject to risks and uncertainties that could cause our actual results to differ materially from any future results expressed or implied by the forward-looking statements. Many factors could cause our actual activities or results to differ materially from the activities and results anticipated in forward-looking statements. These factors include those described below and in “Item 1A-Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2019 and this Quarterly Report on Form 10-Q, and described from time to time in our other filings with the Securities and Exchange Commission (the “SEC”). We do not undertake any obligation to update forward-looking statements, except to the extent required by applicable law. We intend that all forward-looking statements be subject to the safe-harbor provisions of the PSLRA. These forward-looking statements are only predictions and reflect our views as of the date they are made with respect to future events and financial performance.

Risks and uncertainties, the occurrence of which could adversely affect our business, include the following:

•	our business may be materially adversely affected by the recent coronavirus (COVID-19) outbreak;

•	we have a history of losses and may not generate sustained positive cash flow sufficient to fund our operations and research and development programs;

•	our need for, and ability to obtain, additional financing when needed on favorable terms, or at all;

•
adverse results in material litigation matters or governmental inquiries, including, without limitation, pending class action and derivative lawsuits which followed the now settled lawsuit against the Company and its Chairman and Chief Executive Officer by the SEC;

•	the risks inherent in developing, obtaining regulatory approvals for and commercializing new, commercially viable and competitive products and treatments;

•	our research and development activities may not result in commercially viable products;

•	that earlier clinical results of effectiveness and safety may not be reproducible or indicative of future results;

•	the success of our relationship with Pfizer in connection with the development of hGH-CTP (somatrogon);

•	that we may fail to obtain regulatory approval for hGH-CTP or successfully commercialize Rayaldee and hGH-CTP;

•	that we may not generate profits or cash flow from our laboratory operations or substantial revenue from Rayaldee and our other pharmaceutical and diagnostic products;

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

PART I. FINANCIAL INFORMATION
Unless the context otherwise requires, all references in this Quarterly Report on Form 10-Q to the “Company”, “OPKO”, “we”, “our”, “ours”, and “us” refer to OPKO Health, Inc., a Delaware corporation, including our consolidated subsidiaries.
Item 1. Financial Statements

The accompanying unaudited Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

OPKO Health, Inc. and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share and per share data)

	March 31, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$34,530	$85,452
Accounts receivable, net	132,476	134,617
Inventory, net	58,697	53,434
Other current assets and prepaid expenses	48,754	50,542
Total current assets	274,457	324,045
Property, plant and equipment, net	127,304	127,111
Intangible assets, net	513,511	528,962
In-process research and development	590,200	590,200
Goodwill	669,582	671,940
Investments	10,669	20,746
Operating lease right-of-use assets	39,793	39,380
Other assets	7,026	6,888
Total assets	$2,232,542	$2,309,272
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$55,866	$62,537
Accrued expenses	164,939	164,925
Current maturities of operating leases	11,480	12,038
Current portion of lines of credit and notes payable	12,802	9,619
Total current liabilities	245,087	249,119
Operating lease liabilities	28,669	27,665
Convertible notes	213,805	211,208
Deferred tax liabilities, net	118,600	118,717
Other long-term liabilities, principally contract liabilities, contingent consideration and line of credit	77,762	87,804
Total long-term liabilities	438,836	445,394
Total liabilities	683,923	694,513
Equity:
Common Stock - $0.01 par value, 1,000,000,000 shares authorized; 670,378,701 and 670,378,701 shares issued at March 31, 2020 and December 31, 2019, respectively	6,704	6,704
Treasury Stock - 549,907 shares at March 31, 2020 and December 31, 2019, respectively	(1,791)	(1,791)
Additional paid-in capital	3,145,444	3,142,993
Accumulated other comprehensive loss	(30,187)	(22,070)
Accumulated deficit	(1,571,551)	(1,511,077)
Total shareholders’ equity	1,548,619	1,614,759
Total liabilities and equity	$2,232,542	$2,309,272

The accompanying unaudited Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

OPKO Health, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except share and per share data)

	For the three months ended March 31,
	2020	2019
Revenues:
Revenue from services	$170,839	$178,891
Revenue from products	31,074	25,301
Revenue from transfer of intellectual property and other	9,553	18,259
Total revenues	211,466	222,451
Costs and expenses:
Cost of service revenue	122,887	129,903
Cost of product revenue	17,371	14,156
Selling, general and administrative	76,132	95,158
Research and development	21,760	36,529
Contingent consideration	(860)	4,806
Amortization of intangible assets	14,938	16,562
Asset impairment charges	—	655
Total costs and expenses	252,228	297,769
Operating loss	(40,762)	(75,318)
Other income and (expense), net:
Interest income	142	556
Interest expense	(5,496)	(4,755)
Fair value changes of derivative instruments, net	621	415
Other income (expense), net	(12,332)	977
Other income and (expense), net	(17,065)	(2,807)
Loss before income taxes and investment losses	(57,827)	(78,125)
Income tax provision	(1,171)	(783)
Net loss before investment losses	(58,998)	(78,908)
Loss from investments in investees	(134)	(1,854)
Net loss	$(59,132)	$(80,762)
Loss per share, basic and diluted:
Loss per share	$(0.09)	$(0.14)
Weighted average common shares outstanding, basic and diluted	640,578,794	586,344,207

The accompanying unaudited Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

OPKO Health, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)
(In thousands)

	For the three months ended March 31,
	2020	2019
Net loss	$(59,132)	$(80,762)
Other comprehensive income (loss), net of tax:
Change in foreign currency translation and other comprehensive income (loss)	(8,117)	(3,098)
Comprehensive loss	$(67,249)	$(83,860)

The accompanying unaudited Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
(In thousands, except share and per share data)
For the three months ended March 31, 2020

	Common Stock		Treasury		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Shares	Dollars	Shares	Dollars
Balance at December 31, 2019	670,378,701	$6,704	(549,907)	$(1,791)	$3,142,993	$(22,070)	$(1,511,077)	$1,614,759
Equity-based compensation expense	—	—	—	—	2,451	—	—	2,451
Exercise of Common Stock options and warrants	—	—	—	—	—	—	—	—
Adoption of ASC 326	—	—	—	—	—	—	(1,342)	(1,342)
2025 convertible notes including share lending arrangement	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	(59,132)	(59,132)
Other comprehensive loss	—	—	—	—	—	(8,117)	—	(8,117)
Balance at March 31, 2020	670,378,701	$6,704	(549,907)	$(1,791)	$3,145,444	$(30,187)	$(1,571,551)	$1,548,619

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

OPKO Health, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	For the three months ended March 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(59,132)	$(80,762)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	22,052	23,816
Non-cash interest	2,483	3,010
Amortization of deferred financing costs	203	405
Losses from investments in investees	134	1,854
Equity-based compensation – employees and non-employees	2,451	4,457
Realized loss on disposal of fixed assets and sales of equity securities	102	284
Change in fair value of equity securities and derivative instruments	9,259	(1,825)
Change in fair value of contingent consideration	(860)	4,806
Impairment of assets	—	655
Deferred income tax (benefit) provision	613	(352)
Changes in assets and liabilities, net of the effects of acquisitions:
Accounts receivable, net	(763)	(439)
Inventory, net	(8,831)	(2,475)
Other current assets and prepaid expenses	(729)	(46)
Other assets	60	(243)
Accounts payable	(4,865)	3,713
Foreign currency measurement	56	(23)
Contract liabilities	(9,451)	(18,073)
Accrued expenses and other liabilities	3,848	12,250
Net cash used in operating activities	(43,370)	(48,988)
Cash flows from investing activities:
Investments in investees	—	(1,200)
Proceeds from the sale of property, plant and equipment	7	—
Capital expenditures	(5,626)	(2,932)
Net cash used in investing activities	(5,619)	(4,132)
Cash flows from financing activities:
Issuance of convertible notes, including to related parties	—	200,293
Debt issuance costs	—	(7,762)
Proceeds from the exercise of Common Stock options and warrants	—	(3)
Borrowings on lines of credit	186,398	35,460
Repayments of lines of credit	(188,009)	(35,313)
Redemption of 2033 Senior Notes	—	(28,800)
Net cash (used in) provided by financing activities	(1,611)	163,875
Effect of exchange rate changes on cash and cash equivalents	(322)	22
Net increase (decrease) in cash and cash equivalents	(50,922)	110,777
Cash and cash equivalents at beginning of period	85,452	96,473
Cash and cash equivalents at end of period	$34,530	$207,250
SUPPLEMENTAL INFORMATION:
Interest paid	$5,012	$511
Income taxes paid, net of refunds	$799	$1,022
Operating lease right-of-use assets due to adoption of ASU No. 2016-02	$—	$33,277
Operating lease liabilities due to adoption of ASU No. 2016-02	$—	$33,744
Non-cash financing:
Shares issued upon the conversion of:
Common Stock options and warrants, surrendered in net exercise	$—	$20

The accompanying unaudited Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

OPKO Health, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
NOTE 1 BUSINESS AND ORGANIZATION
We are a diversified healthcare company that seeks to establish industry-leading positions in large and rapidly growing medical markets. Our diagnostics business includes BioReference Laboratories, Inc. (“BioReference”), one of the nation’s largest full service laboratories with a core genetic testing business and an almost 300-person sales and marketing team focused on driving growth and leveraging new products, including the 4Kscore test. Our pharmaceutical business features Rayaldee, an FDA-approved treatment for secondary hyperparathyroidism (“SHPT”) in adults with stage 3 or 4 chronic kidney disease (“CKD”) and vitamin D insufficiency (launched in November 2016); OPK88004, a selective androgen receptor modulator which we are exploring for various potential indications; and OPK88003, a once weekly oxyntomodulin for type 2 diabetes and obesity which is a clinically advanced drug candidate among the new class of GLP-1 glucagon receptor dual agonists (phase 2b). Our pharmaceutical business also features hGH-CTP, a once-weekly human growth hormone that recently successfully completed a phase 3 trial and for which we have partnered with Pfizer Inc. (“Pfizer”). We are incorporated in Delaware, and our principal executive offices are located in leased offices in Miami, Florida.
Through BioReference, we provide laboratory testing services, primarily to customers in the larger metropolitan areas across New York, New Jersey, Florida, Texas, Maryland, California, Pennsylvania, Delaware, Washington, DC, Illinois and Massachusetts, as well as to customers in a number of other states. We offer a comprehensive test menu of clinical diagnostics for blood, urine and tissue analysis. This includes hematology, clinical chemistry, immunoassay, infectious diseases, serology, hormones, and toxicology assays, as well as Pap smear, anatomic pathology (biopsies) and other types of tissue analysis. We market our laboratory testing services directly to physicians, geneticists, hospitals, clinics, correctional and other health facilities.
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

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of presentation. The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring adjustments or adjustments otherwise disclosed herein) considered necessary to present fairly the Company’s results of operations, financial position and cash flows have been made. The results of operations and cash flows for the three months ended March 31, 2020 are not necessarily indicative of the results of operations and cash flows that may be reported for the remainder of 2020 or any other future periods. The unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2019.
Principles of consolidation. The accompanying unaudited Condensed Consolidated Financial Statements include the accounts of OPKO Health, Inc. and of our wholly owned subsidiaries. All intercompany accounts and transactions are eliminated in consolidation.
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
Inventories. Inventories are valued at the lower of cost and net realizable value. Cost is determined by the first-in, first-out method. We consider such factors as the amount of inventory on hand, estimated time required to sell such inventories, remaining shelf-life, and current market conditions to determine whether inventories are stated at the lower of cost and net realizable value. Inventories at our diagnostics segment consist primarily of purchased laboratory supplies, which is used in our testing laboratories. Inventory obsolescence expense for the three months ended March 31, 2020 and 2019 was $0.6 million and $0.5 million, respectively.
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
Goodwill and intangible assets. Goodwill represents the difference between the purchase price and the estimated fair value of the net assets acquired accounted for by the acquisition method of accounting. Refer to Note 4. Goodwill, in-process research and development (“IPR&D”) and other intangible assets acquired in business combinations, licensing and other transactions was $1.8 billion at both at March 31, 2020 and December 31, 2019 was $1.8 billion.
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
Subsequent to their acquisition, goodwill and indefinite lived intangible assets are tested at least annually as of October 1 for impairment, or when events or changes in circumstances indicate it is more likely than not that the carrying amount of such assets may not be recoverable.
Goodwill was $669.6 million and $671.9 million respectively, at March 31, 2020 and December 31, 2019. Estimating the fair value of a reporting unit for goodwill impairment is highly sensitive to changes in projections and assumptions and changes in assumptions could potentially lead to impairment. We perform sensitivity analyses around our assumptions in order to assess the reasonableness of the assumptions and the results of our testing. Ultimately, potential changes in these assumptions may impact the estimated fair value of a reporting unit and result in an impairment if the fair value of such reporting unit is less than its carrying value.
Net intangible assets other than goodwill were $1.1 billion, including IPR&D of $590.2 million, at both March 31, 2020 and December 31, 2019. Intangible assets are highly vulnerable to impairment charges, particularly newly acquired assets for recently launched products and IPR&D. Considering the high risk nature of research and development and the industry’s success rate of bringing developmental compounds to market, IPR&D impairment charges may occur in future periods. Estimating the fair value of IPR&D for potential impairment is highly sensitive to changes in projections and assumptions and changes in assumptions could potentially lead to impairment.
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
We believe that our estimates and assumptions are reasonable and otherwise consistent with assumptions that marketplace participants would use in their estimates of fair value.  However, if future results are not consistent with our estimates and assumptions, including as a result of the COVID-19 global pandemic, then we may be exposed to an impairment charge, which could be material.  For the year ended December 31, 2019, the results of operations of our BioReference reporting unit were below management’s long-term forecast of expected cash flows for the year ending December 31, 2019 due to a temporary change in reimbursement coverage for our 4Kscore test and other market factors.  Our 2019 impairment test of the BioReference reporting unit indicated an excess of estimated fair value over the carrying amount of approximately 11%. If we are unable to obtain appropriate reimbursement for our services and experience future declines in operating results versus forecast, or we experience other events or circumstances that are not consistent with our estimates and assumptions, including as a result of the COVID-19 global pandemic, then our estimates of the fair value of the BioReference reporting unit may decrease, and the resulting impairment could be significant.
We amortize intangible assets with definite lives on a straight-line basis over their estimated useful lives, ranging from 3 to 20 years. We use the straight-line method of amortization as there is no reliably determinable pattern in which the economic benefits of our intangible assets are consumed or otherwise used up. Amortization expense was $14.9 million and $16.6 million for the three months ended March 31, 2020 and 2019, respectively.
Fair value measurements. The carrying amounts of our cash and cash equivalents, accounts receivable, accounts payable and short-term debt approximate their fair value due to the short-term maturities of these instruments. Investments that are considered equity securities as of March 31, 2020 and December 31, 2019 are predominately carried at fair value. Our debt under the credit agreement with JPMorgan Chase Bank, N.A. approximates fair value due to the variable rate of interest.
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
Derivative financial instruments. We record derivative financial instruments on our Condensed Consolidated Balance Sheet at their fair value and recognize the changes in the fair value in our Condensed Consolidated Statement of Operations when they occur, the only exception being derivatives that qualify as hedges. For the derivative instrument to qualify as a hedge, we are required to meet strict hedge effectiveness and contemporaneous documentation requirements at the initiation of the hedge and assess the hedge effectiveness on an ongoing basis over the life of the hedge. At March 31, 2020 and December 31, 2019, our foreign currency forward contracts held to economically hedge inventory purchases did not meet the documentation requirements to be designated as hedges. Accordingly, we recognize all changes in the fair values of our derivatives instruments, net, in our Condensed Consolidated Statement of Operations. Refer to Note 9.
Property, plant and equipment. Property, plant and equipment are recorded at cost or fair value if acquired in a business combination. Depreciation is provided using the straight-line method over the estimated useful lives of the assets and includes amortization expense for assets capitalized under finance leases. The estimated useful lives by asset class are as follows: software - 3 years, machinery, medical and other equipment - 5-8 years, furniture and fixtures - 5-12 years, leasehold improvements - the lesser of their useful life or the lease term, buildings and improvements - 10-40 years, and automobiles - 3-5 years. Expenditures for repairs and maintenance are charged to expense as incurred. Depreciation expense was $7.1 million and $7.3 million for the three months ended March 31, 2020 and 2019, respectively. Assets held under finance leases are included within Property, plant and equipment, net in our Condensed Consolidated Balance Sheet and are amortized over the shorter of their useful lives or the expected term of their related leases.
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
We operate in various countries and tax jurisdictions globally.  For interim reporting purposes, we record income taxes based on the expected effective income tax rate, taking into consideration year to date and global forecasted tax results.  For the three months ended March 31, 2020, the tax rate differed from the U.S. federal statutory rate of 21% primarily due to the valuation allowance against certain U.S. and non-U.S. deferred tax assets, the relative mix in earnings and losses in the U.S. versus foreign tax jurisdictions, and the impact of certain discrete tax events and operating results in tax jurisdictions which do not result in a tax benefit.
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
Concentration of credit risk and allowance for credit losses. Financial instruments that potentially subject us to concentrations of credit risk consist primarily of accounts receivable. Substantially all of our accounts receivable are with either companies in the health care industry or patients. However, credit risk is limited due to the number of our clients as well as their dispersion across many different geographic regions.
While we have receivables due from federal and state governmental agencies, we do not believe that such receivables represent a credit risk since the related healthcare programs are funded by federal and state governments, and payment is primarily dependent upon submitting appropriate documentation. At March 31, 2020 and December 31, 2019, receivable balances (net of contractual adjustments) from Medicare and Medicaid were 4% and 6%, respectively, of our consolidated Accounts receivable, net. At March 31, 2020, receivable balances (net of contractual adjustments) due directly from states, cities and other municipalities, specifically related to our real-time reverse-transcription polymerase chain reaction (real-time RT-PCR) assay to detect the 2019 novel coronavirus disease (COVID-19), were 3.6% of our consolidated Accounts receivable, net.
The portion of our accounts receivable due from individual patients comprises the largest portion of credit risk. At March 31, 2020 and December 31, 2019, receivables due from patients represented approximately 1.9% and 2.5%, respectively, of our consolidated Accounts receivable, net.
We assess the collectability of accounts receivable balances by considering factors such as historical collection experience, customer credit worthiness, the age of accounts receivable balances, regulatory changes and current economic conditions and trends that may affect a customer’s ability to pay. Actual results could differ from those estimates. The allowance for credit losses was $1.7 million and $1.9 million at March 31, 2020 and December 31, 2019, respectively. The credit loss expense for the three months ended March 31, 2020 and 2019 was $0.1 million and $0.2 million, respectively.
Equity-based compensation. We measure the cost of services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is recognized in the Condensed Consolidated Statement of Operations over the period during which an employee is required to provide service in exchange for the award. We record excess tax benefits realized from the exercise of stock options as cash flows from operations. During the three months ended March 31, 2020 and 2019, we recorded $2.5 million and $4.5 million, respectively, of equity-based compensation expense.
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
Research and development expense includes costs for in-process research and development projects acquired in asset acquisitions which have not reached technological feasibility and which have no alternative future use. For in-process research and development projects acquired in business combinations, the in-process research and development project is capitalized and evaluated for impairment until the development process has been completed. Once the development process has been completed the asset will be amortized over its remaining estimated useful life.
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
In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” which amends the impairment model by requiring entities to use a forward-looking approach based on expected losses rather than incurred losses to estimate credit losses on certain types of financial instruments, including trade receivables. This may result in the earlier recognition of allowances for losses. The ASU is effective for public entities for fiscal years beginning after December 15, 2019, with early adoption permitted. The adoption of ASU 2016-13 on January 1, 2020, did not have a significant impact on our Condensed Consolidated Financial Statements.

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
A total of 69,339,603 and 49,702,266 potential shares of Common Stock were excluded from the calculation of diluted net loss per share for the three months ended March 31, 2020 and 2019, respectively, because their inclusion would be antidilutive. A full presentation of diluted earnings per share has not been provided because the required adjustments to the numerator and denominator resulted in diluted earnings per share equivalent to basic earnings per share.
During the three months ended March 31, 2020, no Common Stock options or Common Stock warrants to purchase shares of our Common Stock were exercised, resulting in the issuance of no shares of Common Stock.
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

NOTE 4 COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS

(In thousands)	March 31, 2020	December 31, 2019
Accounts receivable, net:
Accounts receivable	$134,223	$136,551
Less: allowance for credit losses	(1,747)	(1,934)
	$132,476	$134,617
Inventories, net:
Consumable supplies	$28,010	$23,005
Finished products	23,729	25,142
Work in-process	4,260	3,238
Raw materials	4,591	4,586
Less: inventory reserve	(1,893)	(2,537)
	$58,697	$53,434
Other current assets and prepaid expenses:
Taxes recoverable	$13,577	$19,808
Prepaid expenses	12,602	8,147
Prepaid insurance	6,143	3,486
Other receivables	646	3,262
Other	15,786	15,839
	$48,754	$50,542
Intangible assets, net:
Customer relationships	$444,328	$445,408
Technologies	296,169	296,246
Trade names	49,760	49,786
Covenants not to compete	16,315	16,318
Licenses	5,766	5,766
Product registrations	6,876	7,578
Other	6,007	6,094
Less: accumulated amortization	(311,710)	(298,234)
	$513,511	$528,962
Accrued expenses:
Contract liabilities	$10,455	$19,196
Employee benefits	35,325	33,671
Commitments and Contingencies	37,647	38,635
Clinical trials	7,540	8,122
Contingent consideration	2,375	2,375
Finance leases short-term	2,598	2,743
Professional fees	903	1,333
Other	68,096	58,850
	$164,939	$164,925

(In thousands)	March 31, 2020	December 31, 2019
Other long-term liabilities:
Line of credit	$39,311	$44,749
Contingent consideration	6,448	7,308
Mortgages and other debts payable	3,538	3,906
Finance leases long-term	3,489	4,046
Contract liabilities	1,861	2,571
Other	23,115	25,224
	$77,762	$87,804

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
The changes in value of the intangible assets and goodwill during the three months ended March 31, 2020 were primarily due to foreign currency fluctuations between the Chilean Peso, the Euro and the Shekel against the U.S. dollar.
The following table summarizes the changes in Goodwill by reporting unit during the three months ended March 31, 2020.

	2020
(In thousands)	Balance at January 1	Foreign exchange and other	Balance at March 31st
Pharmaceuticals
Rayaldee	$85,605	$(1,602)	$84,003
OPKO Chile	4,348	(614)	3,734
OPKO Biologics	139,784	—	139,784
OPKO Health Europe	7,394	(142)	7,252

Diagnostics
BioReference	434,809	—	434,809
	$671,940	$(2,358)	$669,582

NOTE 5 INVESTMENTS
Investments
The following table reflects the accounting method, carrying value and underlying equity in net assets of our unconsolidated investments as of March 31, 2020:

(in thousands)
Investment type	Investment Carrying Value	Underlying Equity in Net Assets
Equity method investments	$711	$1,427
Variable interest entity, equity method	875	—
Equity securities	8,990
Equity securities with no readily determinable fair value	35
Warrants and options	58
Total carrying value of investments	$10,669
Equity method investments
Our equity method investments consist of investments in Pharmsynthez (ownership 9%), Cocrystal Pharma, Inc. (“COCP”) (5%), Non-Invasive Monitoring Systems, Inc. (“NIMS”) (1%), Neovasc, Inc. (“Neovasc”) (3%), InCellDx, Inc. (“InCellDx”) (29%), BioCardia, Inc. (“BioCardia”) (3%), and Xenetic Biosciences, Inc. (“Xenetic”) (3%). The aggregate total assets, liabilities, and net losses of our equity method investees as of and for the three months ended March 31, 2020 were $68.2 million, $38.0 million, and $21.9 million, respectively. We have determined that we and/or our related parties can significantly influence control of our equity method investments through our board representation and/or voting power. Accordingly, we account for our investment in these entities under the equity method and record our proportionate share of their losses in Loss from investments in investees in our Condensed Consolidated Statement of Operations. The aggregate value of our equity method investments based on the quoted market prices of their respective shares of common stock and the number of shares held by us as of March 31, 2020 was $5.4 million.
Equity Securities
Our equity securities consist of investments in Phio Pharmaceuticals (“Phio”) (ownership 0.03%), VBI Vaccines Inc. (“VBI”) (4%), ChromaDex Corporation (“ChromaDex”) (0.1%), MabVax Therapeutics Holdings, Inc. (“MabVax”) (1%), and Eloxx Pharmaceuticals, Inc. (“Eloxx”) (3%). We have determined that our ownership, along with that of our related parties, does not provide us with significant influence over the operations of these investments. Accordingly, we account for our investment in these entities as equity securities, and we record changes in the fair value of these investments in Other income (expense) each reporting period when they have readily determinable fair value. Equity securities without a readily determinable fair value are adjusted to fair value when there is an observable price change. Net gains and losses on our equity securities for the three months ended March 31, 2020 were as follows:

(in thousands)
Equity Securities	For the three months ended March 31, 2020
Net losses recognized during the period on equity securities	$(9,880)
Less: Net gains and losses realized during the period on equity securities	—
Unrealized net losses recognized during the period on equity securities still held at the reporting date	$(9,880)

Sales of investments
Gains (losses) included in earnings from sales of our investments are recorded in Other income (expense), net in our Condensed Consolidated Statement of Operations. We did not have significant sales activity during the three months ended March 31, 2020 and 2019. The cost of securities sold is based on the specific identification method.

Warrants and options
In addition to our equity method investments and equity securities, we hold options to purchase 47 thousand additional shares of BioCardia, 33 thousand of which were vested as of March 31, 2020, and 33 thousand, 0.7 million, 40 thousand and 404 warrants to purchase shares of COCP, InCellDx, Inc., Xenetic, and Phio, respectively. We recorded the changes in the fair value of the options and warrants in Fair value changes of derivative instruments, net in our Condensed Consolidated Statement of Operations. We also recorded the fair value of the options and warrants in Investments, net in our Condensed Consolidated Balance Sheet. See further discussion of the Company’s options and warrants in Note 8 and Note 9.
Investments in variable interest entities

We have determined that we hold variable interests in Zebra Biologics, Inc. (“Zebra”) based on our assessment that Zebra does not have sufficient resources to carry out its principal activities without additional financial support.
We own 1,260,000 shares of Zebra Series A-2 Preferred Stock and 900,000 shares of Zebra restricted common stock (ownership 29% at March 31, 2020). Zebra is a privately held biotechnology company focused on the discovery and development of biosuperior antibody therapeutics and complex drugs. Dr. Richard Lerner, M.D., a member of our Board of Directors, is a founder of Zebra and, along with Dr. Frost, serves as a member of Zebra’s Board of Directors.
In order to determine the primary beneficiary of Zebra, we evaluated our investment and our related parties’ investment, as well as our investment combined with the related parties’ investment to identify if we had the power to direct the activities that most significantly impact the economic performance of Zebra. Based on the capital structure, governing documents and overall business operations of Zebra, we determined that, while a VIE, we do not have the power to direct the activities that most significantly impact Zebra’s economic performance and have no obligation to fund expected losses. We determined, however, that we can significantly influence control of Zebra through our board representation and voting power. Therefore, we have the ability to exercise significant influence over Zebra’s operations and account for our investment in Zebra under the equity method.
NOTE 6 DEBT
On February 25, 2020, we entered into a credit agreement with an affiliate of Dr. Frost, pursuant to which the lender committed to provide us with an unsecured line of credit in the amount of $100 million. Borrowings under the line of credit will bear interest at a rate of 11% per annum and may be repaid and reborrowed at any time. The credit agreement includes various customary remedies for the lender following an event of default, including the acceleration of repayment of outstanding amounts under line of credit. The line of credit matures on February 25, 2025. The line of credit also calls for a commitment fee equal to 0.25% per annum of the unused portion of the line. As of March 31, 2020, no funds were borrowed under the line of credit.
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
The initial and current conversion rate for the 2025 Notes is 236.7424 shares of Common Stock per $1,000 principal amount of 2025 Notes (equivalent to a conversion price of approximately $4.22 per share of Common Stock). The conversion rate for the 2025 Notes is subject to adjustment in certain events, but will not be adjusted for any accrued and unpaid interest. In addition, following certain corporate events that occur prior to the maturity date of the 2025 Notes or if we deliver a notice of redemption, in certain circumstances the indenture governing the 2025 Notes requires an increase in the conversion rate of the 2025 Notes for a holder who elects to convert its notes in connection with such a corporate event or notice of redemption, as the case may be.
We may not redeem the 2025 Notes prior to February 15, 2022. We may redeem for cash any or all of the 2025 Notes, at our option, on or after February 15, 2022, if the last reported sale price of our Common Stock has been at least 130% of the then current conversion price for the notes for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which we provide a notice of redemption at a redemption price equal to 100% of the principal amount of the notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. No sinking fund is provided for the 2025 Notes.
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
In conjunction with the issuance of the 2025 Notes, we agreed to loan up to 30,000,000 shares of our Common Stock to affiliates of the underwriter in order to assist investors in the 2025 Notes to hedge their position. As of March 31, 2020, a total of 29,250,000 shares were issued under the share lending arrangement. We will not receive any of the proceeds from the sale of the borrowed shares, but we received a one-time nominal fee of $0.3 million for the newly issued shares. Shares of our Common Stock outstanding under the share lending arrangement are excluded from the calculation of basic and diluted earnings per share. See Note 3.
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
The following table sets forth information related to the 2025 Notes which is included in our Condensed Consolidated Balance Sheet as of March 31, 2020:

(In thousands)	2025 Senior Notes	Discount	Debt Issuance Cost	Total
Balance at December 31, 2019	$200,000	$(46,774)	$(5,086)	$148,140
Amortization of debt discount and debt issuance costs	—	1,724	188	1,912
Balance at March 31, 2020	$200,000	$(45,050)	$(4,898)	$150,052

On November 8, 2018, we entered into a credit agreement with an affiliate of Dr. Frost, pursuant to which the lender committed to provide us with an unsecured line of credit in the aggregate principal amount of $60 million. The credit agreement was terminated on or around February 20, 2019 and we repaid the $28.8 million outstanding thereunder from the proceeds of the 2025 Notes offering.
In February 2018, we issued a series of 5% Convertible Promissory Notes (the “2023 Convertible Notes”) in the aggregate principal amount of $55.0 million. The 2023 Convertible Notes mature five years following the date of issuance. Each holder of a 2023 Convertible Note has the option, from time to time, to convert all or any portion of the outstanding principal balance of such 2023 Convertible Note, together with accrued and unpaid interest thereon, into shares of our Common Stock at a conversion price of $5.00 per share. We may redeem all or any part of the then issued and outstanding 2023 Convertible Notes, together with accrued and unpaid interest thereon, pro rata among the holders, upon no fewer than 30 days, and no more than 60 days, notice to the holders. The 2023 Convertible Notes contain customary events of default and representations and warranties of OPKO.

Purchasers of the 2023 Convertible Notes include an affiliate of Dr. Phillip Frost, M.D., our Chairman and Chief Executive Officer, and Dr. Jane H. Hsiao, Ph.D., MBA, our Vice-Chairman and Chief Technical Officer.
In January 2013, we entered into note purchase agreements with respect to the issuance and sale of our 3.0% Senior Notes due 2033 (the “2033 Senior Notes”) in a private placement exempt from registration under the Securities Act. We issued the 2033 Senior Notes on January 30, 2013. The 2033 Senior Notes, which totaled $175.0 million in original principal amount, bear interest at the rate of 3.0% per year, payable semiannually on February 1 and August 1 of each year. The 2033 Senior Notes mature on February 1, 2033, unless earlier repurchased, redeemed or converted. Upon a fundamental change, as defined in the indenture governing the 2033 Senior Notes, subject to certain exceptions, the holders may require us to repurchase all or any portion of their 2033 Senior Notes for cash at a repurchase price equal to 100% of the principal amount of the 2033 Senior Notes being repurchased, plus any accrued and unpaid interest to, but not including, the related fundamental change repurchase date.
From 2013 to 2016, holders of the 2033 Senior Notes converted $143.2 million in aggregate principal amount into an aggregate of 21,539,873 shares of Common Stock. On February 1, 2019, approximately $28.8 million aggregate principal amount of 2033 Senior Notes were tendered by holders pursuant to such holders’ option to require us to repurchase the 2033 Senior Notes as set forth in the indenture, following which repurchase only $3.0 million aggregate principal amount of the 2033 Senior Notes remained outstanding. Holders of the remaining $3.0 million principal amount of the 2033 Senior Notes may require us to repurchase such notes for 100% of their principal amount, plus accrued and unpaid interest, on February 1, 2023, on February 1, 2028, or following the occurrence of a fundamental change as described above.
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

In November 2015, BioReference and certain of its subsidiaries entered into a credit agreement with JPMorgan Chase Bank, N.A. (“CB”), as lender and administrative agent, as amended (the “Credit Agreement”). The Credit Agreement provides for a $75.0 million secured revolving credit facility and includes a $20.0 million sub-facility for swingline loans and a $20.0 million sub-facility for the issuance of letters of credit. The Credit Agreement matures on November 5, 2021 and is guaranteed by all of BioReference’s domestic subsidiaries. The Credit Agreement is also secured by substantially all assets of BioReference and its domestic subsidiaries, as well as a non-recourse pledge by us of our equity interest in BioReference. Availability under the Credit Agreement is based on a borrowing base composed of eligible accounts receivables of BioReference and certain of its subsidiaries, as specified therein. As of March 31, 2020, $10.7 millionremained available for borrowing under the Credit Agreement. Principal under the Credit Agreement is due upon maturity on November 5, 2021.

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

On February 25, 2020, BioReference and certain of its subsidiaries entered into Amendment No. 11 to the Credit Agreement, which amended the Credit Agreement to provide that the fixed charge coverage ratio requirement set forth in the Credit Agreement would not be tested for the quarter ended December 31, 2019, with respect to availability calculated on January 29, 2020 and January 30, 2020, subject, in the case of testing for the quarter ended December 31, 2019, to (i) there having been no event of default occurring and (ii) availability under the revolving facility exceeding 10% of the total revolving commitment, for at least 30 consecutive days for the period ended December 31, 2019, excluding December 18, 2019. The other terms of the Credit Agreement remain unchanged.

As of March 31, 2020, $39.3 million outstanding under the Credit Agreement was included within Other long-term liabilities.

The Credit Agreement contains customary covenants and restrictions, including, without limitation, covenants that require BioReference and its subsidiaries to maintain a minimum fixed charge coverage ratio if availability under the new credit facility falls below a specified amount and to comply with laws and restrictions on the ability of BioReference and its subsidiaries to incur additional indebtedness or to pay dividends and make certain other distributions to the Company, subject to certain exceptions as specified therein. Failure to comply with these covenants would constitute an event of default under the Credit Agreement, notwithstanding the ability of BioReference to meet its debt service obligations. The Credit Agreement also includes various customary remedies for the lenders following an event of default, including the acceleration of repayment of outstanding amounts under the Credit Agreement and execution upon the collateral securing obligations under the Credit Agreement. Substantially all the assets of BioReference and its subsidiaries are restricted from sale, transfer, lease, disposal or distributions to the Company, subject to certain exceptions. As of March 31, 2020, BioReference and its subsidiaries had net assets of approximately $869.2 million, which included goodwill of $434.8 million and intangible assets of $355.8 million.
In addition to the Credit Agreement with CB, we had line of credit agreements with eleven other financial institutions as of both March 31, 2020 and December 31, 2019 in the U.S., Chile and Spain. These lines of credit are used primarily as a source of working capital for inventory purchases.
The following table summarizes the amounts outstanding under the BioReference, Chilean and Spanish lines of credit:

(Dollars in thousands)			Balance Outstanding
Lender	Interest rate on borrowings at March 31, 2020	Credit line capacity	March 31, 2020	December 31, 2019
JPMorgan Chase	3.55%	$75,000	$39,311	$44,750
Itau Bank	5.50%	1,810	565	472
Bank of Chile	6.60%	3,800	950	851
BICE Bank	5.50%	2,500	896	1,429
BBVA Bank	5.50%	3,250	—	11
Security Bank	5.50%	489	489	588
Estado Bank	5.50%	3,500	2,109	1,365
Santander Bank	5.50%	4,500	3,186	1,943
Scotiabank	5.00%	1,800	1,664	668
Corpbanca	5.00%	1,017	1,017	—
Banco De Sabadell	1.30%	330	—	—
Banco Bilbao Vizcaya	1.70%	330	—	—
Banco Santander	1.40%	330	—	—
Total		$98,656	$50,187	$52,077

At March 31, 2020 and December 31, 2019, the weighted average interest rate on our lines of credit was approximately 4.1% and 4.0%, respectively.
At March 31, 2020 and December 31, 2019, we had notes payable and other debt (excluding the 2033 Senior Notes, the 2023 Convertible Notes, the 2025 Notes, the Credit Agreement and amounts outstanding under lines of credit described above) as follows:

(In thousands)	March 31, 2020	December 31, 2019
Current portion of notes payable	$1,927	$2,494
Other long-term liabilities	4,291	4,723
Total	$6,218	$7,217

The notes and other debt mature at various dates ranging from 2020 through 2024, bearing variable interest rates from 0.7% up to 3.8%. The weighted average interest rate on the notes and other debt was 2.7% at both March 31, 2020 and December 31, 2019. The notes are partially secured by our office space in Barcelona.

NOTE 7 ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
For the three months ended March 31, 2020, changes in Accumulated other comprehensive income (loss), net of tax, were as follows:

(In thousands)	Foreign currency translation
Balance at December 31, 2019	$(22,070)
Other comprehensive loss before reclassifications	(8,117)
Balance at March 31, 2020	$(30,187)

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
As of March 31, 2020, we had equity securities (refer to Note 5), forward foreign currency exchange contracts for inventory purchases (refer to Note 9) and contingent consideration related to the acquisitions of CURNA, OPKO Diagnostics and OPKO Renal that are required to be measured at fair value on a recurring basis. In addition, in connection with our investment and our consulting agreement with BioCardia, we record the related BioCardia options at fair value as well as the warrants from COCP, InCellDx, Xenetic and Phio.
Our financial assets and liabilities measured at fair value on a recurring basis are as follows:

	Fair value measurements as of March 31, 2020
(In thousands)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Assets:
Equity securities	$8,990	$—	$—	$8,990
Common stock options/warrants	—	58	—	58
Forward contracts	—	481	—	481
Total assets	$8,990	$539	$—	$9,529
Liabilities:
Contingent consideration	—	—	8,823	8,823
Total liabilities	$—	$—	$8,823	$8,823

	Fair value measurements as of December 31, 2019
(In thousands)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Assets:
Equity securities	$18,870	$—	$—	$18,870
Common stock options/warrants	—	120	—	120
Forward contracts	—	133	—	133
Total assets	$18,870	$253	$—	$19,123
Liabilities:
Contingent consideration	—	—	9,683	9,683
Total liabilities	$—	$—	$9,683	$9,683

There have been no transfers between Level 1 and Level 2 and no transfers to or from Level 3 of the fair value hierarchy.
As of March 31, 2020 and December 31, 2019, the carrying value of our other financial instrument assets approximates their fair value due to their short-term nature or variable rate of interest.
The following table reconciles the beginning and ending balances of our Level 3 assets and liabilities as of March 31, 2020:

March 31, 2020
(In thousands)	Contingent consideration
Balance at December 31, 2019	$9,683
Change in fair value:
Included in results of operations	(860)
Balance at March 31, 2020	$8,823

The estimated fair values of our financial instruments have been determined by using available market information and what we believe to be appropriate valuation methodologies. We use the following methods and assumptions in estimating fair value:
Contingent consideration – We estimate the fair value of the contingent consideration utilizing a discounted cash flow model for the expected payments based on estimated timing and expected revenues. We use several discount rates depending on each type of contingent consideration related to OPKO Diagnostics, CURNA and OPKO Renal transactions. As of March 31, 2020, of the $8.8 million of contingent consideration, $2.4 million was recorded in Accrued expenses and $6.4 million was recorded in Other long-term liabilities. As of December 31, 2019, of the $9.7 million of contingent consideration, $2.4 million was recorded in Accrued expenses and $7.3 million was recorded in Other long-term liabilities.

NOTE 9 DERIVATIVE CONTRACTS
The following table summarizes the fair values and the presentation of our derivative assets (liabilities) in the Condensed Consolidated Balance Sheets:

(In thousands)	Balance Sheet Component	March 31, 2020	December 31, 2019
Derivative financial instruments:
Common Stock options/warrants	Investments, net	$58	$120
Forward contracts	Unrealized gains on forward contracts are recorded in Other current assets and prepaid expenses. Unrealized (losses) on forward contracts are recorded in Accrued expenses.	$481	$133

We enter into foreign currency forward exchange contracts in an effort to mitigate the effects of exchange rate differences arising from inventory purchases on letters of credit. Under these forward contracts, for any rate above or below the fixed rate, we receive or pay the difference between the spot rate and the fixed rate for the given amount at the settlement date.
To qualify the derivative instrument as a hedge, we are required to meet strict hedge effectiveness and contemporaneous documentation requirements at the initiation of the hedge and assess the hedge effectiveness on an ongoing basis over the life of the hedge. At March 31, 2020 and December 31, 2019, our derivative financial instruments did not meet the documentation requirements to be designated as hedges. Accordingly, we recognize the changes in Fair value of derivative instruments, net in our Condensed Consolidated Statement of Operations. The following table summarizes the losses and gains recorded for the three months ended March 31, 2020 and 2019:

	Three months ended March 31,
(In thousands)	2020	2019
Derivative gain (loss):
Common Stock options/warrants	$(62)	$368
Forward contracts	683	47
Total	$621	$415

NOTE 10 RELATED PARTY TRANSACTIONS
On February 25, 2020, we entered into a credit agreement with an affiliate of Dr. Frost, pursuant to which the lender committed to provide us with an unsecured line of credit in the amount of $100 million. Borrowings under the line of credit will bear interest at a rate of 11% per annum and may be repaid and reborrowed at any time. The credit agreement includes various customary remedies for the lender following an event of default, including the acceleration of repayment of outstanding amounts under line of credit. The line of credit matures on February 25, 2025. The line of credit also calls for a commitment fee equal to 0.25% per annum of the unused portion of the line. As of March 31, 2020, no funds were borrowed under the line of credit.
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
On March 1, 2019, OPKO Pharmaceuticals, LLC entered into an assignment agreement with Xenetic Biosciences, Inc., as amended from time to time (the “Assignment Agreement”), pursuant to which Xenetic acquired all of OPKO Pharmaceuticals’ right, title and interest in and to that certain Intellectual Property License Agreement (the “IP License Agreement”), entered into between The Scripps Research Institute and OPKO Pharmaceuticals, regarding certain patents for novel CAR T platform technology and through which the Scripps Research Institute granted an exclusive royalty-bearing license in exchange for royalties, subject to the terms of the IP License Agreement.
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
We hold investments in Zebra (ownership 29%), Neovasc (3%), ChromaDex Corporation (0.1%), MabVax (1%), COCP (5%), NIMS (1%), Eloxx (3%), and BioCardia (3%). These investments were considered related party transactions as a result of our executive management’s ownership interests and/or board representation in these entities. See further discussion of our investments in Note 5.
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
In November 2016, we entered into a Pledge Agreement with the Museum of Science, Inc. and the Museum of Science Endowment Fund, Inc. pursuant to which we agreed to contribute an aggregate of $1.0 million over a four-year period for constructing, equipping and the general operation of the Frost Science Museum. Dr. Frost and Mr. Richard Pfenniger serve on the Board of Trustees of the Frost Science Museum and Mr. Pfenniger is the Vice Chairman of the Board of Trustees.
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

We reimburse Dr. Frost for Company-related use by Dr. Frost and our other executives of an airplane owned by a company that is beneficially owned by Dr. Frost. We reimburse Dr. Frost for out-of-pocket operating costs for the use of the airplane by Dr. Frost or Company executives for Company-related business. We do not reimburse Dr. Frost for personal use of the airplane by Dr. Frost or any other executive. For three months ended March 31, 2020 and 2019, we reimbursed approximately $94 thousand and $37 thousand, respectively, for Company-related travel by Dr. Frost and other OPKO executives.

NOTE 11 COMMITMENTS AND CONTINGENCIES
In connection with our acquisitions of CURNA, OPKO Diagnostics and OPKO Renal, we agreed to pay future consideration to the sellers upon the achievement of certain events. As a result, as of March 31, 2020, we recorded $8.8 million as contingent consideration, with $2.4 million recorded within Accrued expenses and $6.4 million recorded within Other long-term liabilities in the accompanying Condensed Consolidated Balance Sheets. Refer to Note 4.
On June 3, 2019, BioReference reported that Retrieval-Masters Creditors Bureau, Inc. d/b/a American Medical Collection Agency (“AMCA”), had notified BioReference about a data security incident involving AMCA (the “AMCA Incident”). AMCA informed BioReference that an unauthorized user had access to AMCA’s system between August 1, 2018 and March 30, 2019. AMCA advised that AMCA’s affected system may have included patient name, date of birth, address, phone, date of service, provider, and balance information, as well as credit card information, bank account information (but no passwords or security questions) and email addresses that were provided by the consumer to AMCA. AMCA has advised BioReference that no Social Security Numbers were compromised, and BioReference provided no laboratory results or diagnostic information to AMCA. BioReference has notified patients and provided notice to the Office of Civil Rights of the AMCA Incident. BioReference has been named in at least two class action lawsuits against AMCA and other defendants in connection with the AMCA Incident. In April 2020, the class action lawsuits against BioReference were dismissed without prejudice. The Office of Inspector General and Office for Civil Rights (“OCR”) of the Department of Health and Human Services, as well as the attorney generals’ offices from certain states have contacted BioReference to request additional information relating to the AMCA Incident. It is not possible at this time to estimate the amount of loss or range of loss, if any, that might result from adverse judgments, settlements, fines, penalties, or other resolution of these proceedings and investigations based on the stage of these proceedings and investigations, the absence of specific allegations as to alleged damages, the uncertainty as to whether the class action lawsuits or other lawsuits will be filed or refiled, and/or the lack of resolution of significant factual and legal issues.
As previously disclosed, on September 7, 2018, the Securities and Exchange Commission (the “SEC”) filed a lawsuit in the Southern District of New York (the “SEC Complaint”) against a number of individuals and entities (the “Defendants”), including the Company and its CEO and Chairman, Dr. Phillip Frost. The SEC alleged, among other things, that the Company (i) aided and abetted an illegal “pump and dump” scheme perpetrated by a number of the Defendants, and (ii) failed to file required Schedules 13D or 13G with the SEC. On December 27, 2018, the Company announced that the Company and Dr. Frost entered into settlement agreements with the SEC, which upon approval of the court would resolve the SEC Complaint against each of them. The settlement was approved by the court in January 2019. Pursuant to the settlement, and without admitting or denying any of the allegations of the Complaint, the Company is enjoined from violating Section 13(d) of the Exchange Act and paid a $100,000 penalty. Liability under Section 13(d) can be established without any showing of wrongful intent or negligence.
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
At March 31, 2020, we were committed to make future purchases for inventory and other items in 2020 that occur in the ordinary course of business under various purchase arrangements with fixed purchase provisions aggregating approximately $101.1 million.
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
The complexities and ambiguities of billing, reimbursement regulations and claims processing, as well as considerations unique to Medicare and Medicaid programs, require us to estimate the potential for retroactive adjustments as an element of variable consideration in the recognition of revenue in the period the related services are rendered. Actual amounts are adjusted in the period those adjustments become known. For the three months ended March 31, 2020 and 2019, revenue reductions due to changes in estimates of implicit price concessions for performance obligations satisfied in prior periods of $8.9 million and $8.4 million, respectively, were recognized.
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
Settlements with third-party payors for retroactive adjustments due to audits, reviews or investigations are also considered variable consideration and are included in the determination of the estimated transaction price for providing services. These settlements are estimated based on the terms of the payment agreement with the payor, correspondence from the payor and our historical settlement activity, including an assessment of the probability a significant reversal of cumulative revenue recognized will occur when the uncertainty is subsequently resolved. Estimated settlements are adjusted in future periods as adjustments become known (that is, new information becomes available), or as years are settled or are no longer subject to such audits, reviews, and investigations. As of March 31, 2020 and December 31, 2019, we had liabilities of approximately $23.5 million and $27.3 million, respectively, within Accrued expenses and Other long-term liabilities related to reimbursements for payor overpayments.
The composition of Revenue from services by payor for the three months ended March 31, 2020 and 2019 was as follows:

	Three months ended March 31,
(In thousands)	2020	2019
Healthcare insurers	$99,081	$103,763
Government payers	26,930	31,626
Client payers	39,132	38,422
Patients	5,696	5,080
Total	$170,839	$178,891

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
We recognize revenue for shipments of Rayaldee at the time of delivery to customers after estimating Sales Deductions and product returns as elements of variable consideration utilizing historical information and market research projections. For the three months ended March 31, 2020 and 2019, we recognized $9.9 million and $5.8 million, respectively, in net product revenue from sales of Rayaldee.
The following table presents an analysis of product sales allowances and accruals for the three months ended March 31, 2020:

(In thousands)	Chargebacks, discounts, rebates and fees	Governmental	Returns	Total
Balance at December 31, 2019	$3,194	$5,841	$2,751	$11,786
Provision related to current period sales	4,825	7,208	703	12,736
Credits or payments made	(5,156)	(6,850)	(122)	(12,128)
Balance at March 31, 2020	$2,863	$6,199	$3,332	$12,394

Total gross Rayaldee sales				$22,683
Provision for Rayaldee sales allowances and accruals as a percentage of gross Rayaldee sales				56%
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
For the three months ended March 31, 2020 and 2019, revenue from transfer of intellectual property principally reflects $8.7 million and $17.4 million of revenue, respectively, related to the Pfizer Transaction (as defined below). Refer to Note 13. Total contract liabilities included in Accrued expenses and Other long-term liabilities was $12.3 million and $21.8 million at March 31, 2020 and December 31, 2019, respectively. The contract liability balance at March 31, 2020 related primarily to the Pfizer Transaction.

NOTE 13 STRATEGIC ALLIANCES
Japan Tobacco Inc.
On October 12, 2017, EirGen, our wholly owned subsidiary, and Japan Tobacco Inc. (“JT”) entered into a Development and License Agreement (the “JT Agreement”) granting JT the exclusive rights for the development and commercialization of Rayaldee in Japan (the “JT Territory”). The license grant to JT covers the therapeutic and preventative use of the product for (i) SHPT in non-dialysis and dialysis patients with CKD, (ii) rickets, and (iii) osteomalacia (the “JT Initial Indications”), as well as such additional indications as may be added to the scope of the license subject to the terms of the JT Agreement (the JT Additional Indications” and together with the JT Initial Indications, the “JT Field”).
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
Vifor Fresenius Medical Care Renal Pharma Ltd
In May 2016, EirGen and Vifor Fresenius Medical Care Renal Pharma Ltd (“VFMCRP”), entered into a Development and License Agreement (the “VFMCRP Agreement”) for the development and commercialization of Rayaldee (the “Product”) worldwide, except for (i) the U.S., (ii) any country in Central America or South America (excluding Mexico), (iii) Russia, (iv) China, (v) Japan, (vi) Ukraine, (vii) Belorussia, (viii) Azerbaijan, (ix) Kazakhstan, and (x) Taiwan (the “VFMCRP Territory”). The license to VFMCRP potentially covers all therapeutic and prophylactic uses of the Product in human patients (the “VFMCRP Field”), provided that initially the license is for the use of the Product for the treatment or prevention of SHPT related to patients with CKD and vitamin D insufficiency/deficiency (the “VFMCRP Initial Indication”).
Under the terms of the VFMCRP Agreement, EirGen granted to VFMCRP an exclusive license in the VFMCRP Territory in the VFMCRP Field to use certain EirGen patents and technology to make, have made, use, sell, offer for sale, and import Products and to develop, commercialize, have commercialized, and otherwise exploit the Product. EirGen received a non-refundable and non-creditable initial payment of $50 million, which was recognized in Revenue from the transfer of intellectual property and other in our Consolidated Statement of Operations in 2016. EirGen also received a $2.0 million payment triggered by the approval of Rayaldee in Canada for the treatment of SHPT in adults with stage 3 or 4 CKD and vitamin D insufficiency in July 2018. EirGen was also eligible to receive up to an additional $35 million in regulatory milestones (“Regulatory Milestones”) and $195 million in launch and sales-based milestones (“Sales Milestones”), and will receive tiered royalties on sales of the product at percentage rates that range from the mid-teens to the mid-twenties or a minimum royalty, whichever is greater, upon the commencement of sales of the Product within the VFMCRP Territory and in the VFMCRP Field.
Effective May 5, 2020, we entered into an amendment to the VFMCRP Agreement (the “VFMCRP Amendment”), pursuant to which the parties agreed to exclude Mexico, South Korea, the Middle East and all of the countries of Africa from the VFMCRP Territory. In addition, the parties agreed to certain amendments to the milestone structure and and to reduce minimum royalties payable. As revised, EirGen is now eligible to receive up to $20 million in Regulatory Milestones and $210 million in Sales Milestones tied to launch, pricing and sales.
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
We are recognizing the non-refundable $295.0 million upfront payments as revenue as the research and development services are completed and had contract liabilities related to the Pfizer Transaction of $7.5 million at March 31, 2020, which were classified in Accrued expenses.
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

TESARO
In November 2009, we entered into an asset purchase agreement (the “NK-1 Agreement”) under which we acquired VARUBI™ (rolapitant) and other neurokinin-1 (“NK-1”) assets from Merck. In December 2010, we entered into an exclusive license agreement with TESARO, Inc. (“TESARO”), in which we out-licensed the development, manufacture, commercialization and distribution of our lead NK-1 candidate, VARUBI™ (the “TESARO License”). Under the terms of the license, we received a $6.0 million upfront payment from TESARO and we received $30 million of milestone payments from TESARO upon achievement of certain regulatory and commercial sale milestones and we are eligible to receive additional commercial milestone payments of up to $85 million if specified levels of annual net sales are achieved. The sales based milestone payments will be recognized as revenue in full in the period in which the associated sales occur. For the three months ended March 31, 2020 and 2019, no revenue was recognized related to the achievement of the milestones under the TESARO License.
Under the TESARO License, TESARO was also obligated to pay us tiered royalties on annual net sales achieved in the U.S. and Europe at percentage rates that range from the low double digits to the low twenties, and outside of the U.S. and Europe at low double-digit percentage rates until the later of the date that all of the patent rights licensed from us and covering VARUBI™ expire, are invalidated or are not enforceable and 12 years from the first commercial sale of the product. TESARO announced in 2018 that it had elected to suspend further distribution of Varubi IV. In June 2018, TESARO assigned its rights and obligations under the agreement to TerSera Therapeutics LLC (“TerSera”) pursuant to an asset purchase agreement. Under the asset purchase agreement, TerSera is responsible for VARUBI in the U.S. and Canada and TESARO was permitted to continue to commercialize VARUBY® in Europe and the rest of the world though a sublicense with TerSera. In September 2019, TESARO informed us and TerSera that it intends to stop selling VARUBY® in the TESARO Territory and that it intends to withdraw its marketing authorization for VARUBY® in Europe.
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

Information regarding our operations and assets for our operating segments and the unallocated corporate operations as well as geographic information are as follows:

	For the three months ended March 31,
(In thousands)	2020	2019
Revenue from services:
Pharmaceutical	$—	$—
Diagnostics	170,839	178,891
Corporate	—	—
	$170,839	$178,891
Revenue from products:
Pharmaceutical	$31,074	$25,301
Diagnostics	—	—
Corporate	—	—
	$31,074	$25,301
Revenue from transfer of intellectual property and other:
Pharmaceutical	$9,553	$18,259
Diagnostics	—	—
Corporate	—	—
	$9,553	$18,259
Operating loss:
Pharmaceutical	$(14,126)	$(29,477)
Diagnostics	(18,133)	(33,569)
Corporate	(8,503)	(12,272)
	$(40,762)	$(75,318)
Depreciation and amortization:
Pharmaceutical	$7,121	$7,526
Diagnostics	14,871	16,271
Corporate	60	19
	$22,052	$23,816
Loss from investment in investees:
Pharmaceutical	$(134)	$(1,854)
Diagnostics	—	—
Corporate	—	—
	$(134)	$(1,854)
Revenues:
United States	$180,872	$184,894
Ireland	11,901	20,534
Chile	10,850	7,865
Spain	4,156	4,418
Israel	1,707	3,116
Mexico	1,841	1,531
Other	139	93
	$211,466	$222,451

(In thousands)	March 31, 2020	December 31, 2019
Assets:
Pharmaceutical	$1,157,430	$1,174,639
Diagnostics	1,026,880	1,035,112
Corporate	48,232	99,521
	$2,232,542	$2,309,272
Goodwill:
Pharmaceutical	$234,773	$237,131
Diagnostics	434,809	434,809
Corporate	—	—
	$669,582	$671,940

No customer represented more than 10% of our total consolidated revenue during the three months ended March 31, 2020 and 2019. As of March 31, 2020 and December 31, 2019, no customer represented more than 10% of our accounts receivable balance.
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
The following table presents the lease balances within the Condensed Consolidated Balance Sheet as of March 31, 2020:

(in thousands)	Classification on the Balance Sheet	March 31, 2020	December 31, 2019
Assets
Operating lease assets	Operating lease right-of-use assets	$39,793	$39,380
Finance lease assets	Property, plant and equipment, net	6,087	6,789

Liabilities
Current
Operating lease liabilities	Current maturities of operating leases	11,480	12,038
Accrued expenses	Current maturities of finance leases	2,598	2,743
Long-term
Operating lease liabilities	Operating lease liabilities	28,669	27,665
Other long-term liabilities	Finance lease liabilities	$3,489	$4,046

Weighted average remaining lease term
Operating leases		5.6 years	5.6 years
Finance leases		2.4 years	2.6 years
Weighted average discount rate
Operating leases		6.3%	6.3%
Finance leases		3.6%	3.0%

The following table reconciles the undiscounted future minimum lease payments (displayed by year and in the aggregate) under noncancelable operating leases with terms of more than one year to the total operating lease liabilities recognized on our Condensed Consolidated Balance Sheet as of March 31, 2020:

(in thousands)	Operating	Finance
April 1, 2020 through December 31, 2020	$9,601	$2,122
2021	7,079	2,186
2022	6,108	1,171
2023	5,457	586
2024	4,297	242
Thereafter	17,189	—
Total undiscounted future minimum lease payments	49,731	6,307
Less: Difference between lease payments and discounted lease liabilities	9,582	220
Total lease liabilities	$40,149	$6,087

Expense under operating leases and finance leases was $4.6 million and $0.7 million, respectively, for the three months ended March 31, 2020, which includes $0.8 million of variable lease costs. Expense under operating leases and finance leases was $5.7 million and $1.7 million, respectively, for the three months ended March 31, 2019, which includes $1.7 million of variable lease costs. Operating lease costs and finance lease costs are included within Operating loss in the Condensed Consolidated Statement of Operations. Short-term lease costs were not material.
Supplemental cash flow information is as follows:

(in thousands)	For the three months ended March 31,
	2020	2019
Operating cash out flows from operating leases	$4,698	$5,742
Operating cash out flows from finance leases	45	191
Financing cash out flows from finance leases	493	660
Total	$5,236	$6,593

NOTE 16 SUBSEQUENT EVENTS
We have reviewed all subsequent events and transactions that occurred after the date of our March 31, 2020 Condensed Consolidated Balance Sheet date, through the time of filing this Quarterly Report on Form 10-Q.
Effective May 5, 2020, EirGen and Vifor Fresenius Medical Care Renal Pharma Ltd (“VFMCRP”) entered into an amendment (the “VFMCRP Amendment”) to the Development and License Agreement, originally entered into in May 2016 for the development and commercialization of Rayaldee worldwide, except for (i) the U.S., (ii) any country in Central America or South America (excluding Mexico), (iii) Russia, (iv) China, (v) Japan, (vi) Ukraine, (vii) Belorussia, (viii) Azerbaijan, (ix) Kazakhstan, and (x) Taiwan (the “VFMCRP Territory”). Under the terms of the VFMCRP Amendment, EirGen and VFMCRP have agreed to exclude Mexico, South Korea, the Middle East and all of the countries of Africa from the VFMCRP Territory. In addition, the parties agreed to certain amendments to the milestone structure and to reduce minimum royalties payable. As revised, EirGen is eligible to receive up to $20 million in Regulatory Milestones and $210 million in Sales Milestones tied to launch, pricing and sales of Rayaldee.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW
You should read this discussion together with the unaudited Condensed Consolidated Financial Statements, related notes, and other financial information included elsewhere in this Quarterly Report on Form 10-Q together with our audited consolidated financial statements, related notes, and other information contained in our Annual Report on Form 10-K for the year ended December 31, 2019 (the “Form 10-K”). The following discussion contains assumptions, estimates and other forward-looking statements that involve a number of risks and uncertainties, including those discussed under “Risk Factors,” in Part I, Item 1A of the Form 10-K and in Part II, Item 1A of this Quarterly Report on Form 10-Q and as described from time to time in our other filings with the Securities and Exchange Commission. These risks could cause our actual results to differ materially from those anticipated in these forward-looking statements.
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

RECENT DEVELOPMENTS

On March 25, 2020, we reported interim results from an ongoing phase 4 clinical trial comparing Rayaldee with three common treatment regimens for SHPT in adult patients with stage 3 or 4 CKD and vitamin D insufficiency. The interim results from all subjects undergoing or completing treatment indicated that a daily dose of 60 mcg of Rayaldee is the only one of the four treatment regimens tested that reliably raised serum total 25-hydroxyvitamin D to the range of 50 to 100 ng/mL, a level required to effectively suppress elevated plasma intact parathyroid hormone in CKD patients. The final results from the ongoing phase 4 clinical trial are expected in the second half of 2020.
In addition to the phase 4 interim results, we announced interim results from our ongoing phase 2 clinical trial exploring the safety and efficacy of a high-strength formulation of Rayaldee as a new treatment for SHPT in adult patients with stage 5 CKD requiring hemodialysis and vitamin D insufficiency. Interim results suggested that Rayaldee is (1) well tolerated (absence of significant changes in serum calcium and phosphorus or increased incidence of adverse events), (2) activated (serum levels of calcitriol, the active metabolite, are elevated) and (3) capable of treating SHPT (≥30% decreases in iPTH are observed from pre-treatment baseline). Topline data for the study are expected in the first quarter of 2021.
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

RESULTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019
Impact of COVID-19
As a novel strain of coronavirus, COVID-19 continues to spread and severely impact the economy of the United States and other countries around the world, we are committed to being a part of the coordinated public and private sector response to this unprecedented challenge. In response to the COVID-19 pandemic, BioReference Laboratories is accepting specimens for two types of COVID-19 testing, diagnostic molecular testing and serology antibody testing, from healthcare providers, clinics and health and hospital systems throughout the U.S., to promote earlier diagnosis of the coronavirus, assess a patient’s immune response to the virus and aid in limiting spread of infection. In addition to its robust nationwide COVID-19 testing offering, BioReference has partnerships with the New York State Department of Health, the New York City Health and Hospital Corporation (NYC Health + Hospitals), the State of New Jersey, the State of Florida and the cities of Detroit and Miami, among others, to provide COVID-19 testing. BioReference has performed nearly 700,000 diagnostic tests since mid-March with the capacity to perform 35,000 tests per day and continues scaling up. For serologic antibody testing, BioReference has partnered with the State of New York and currently anticipates a daily capacity of 400,000 tests by mid-May.
We have put preparedness plans in place at our facilities to maintain continuity of operations, while also taking steps to keep colleagues and customers healthy and safe. In line with recommendations to reduce large gatherings and increase social distancing, we have, where practical, transitioned many office-based colleagues to a remote work environment.
In March 2020, BioReference experienced, and has continued to experience, a decline in routine clinical and genomics testing volumes due to the COVID-19 pandemic. For the three months ended March 31, 2020, volumes in our diagnostics segment were down 6.6%, inclusive of the offsetting increase from COVID-19 testing, as compared to volumes in the first quarter of 2019. In April, volume declines continued, down 10% as compared to 2019 levels, inclusive of the offsetting increase from COVID-19 testing, with volumes in early May showing year over year increases. Federal, state and local governmental policies and initiatives designed to reduce the transmission of COVID-19 have resulted in, among other things, a significant reduction in physician office visits, the cancellation of elective medical procedures, customers closing or severely curtailing their operations (voluntarily or in response to government orders), and the adoption of work-from-home or shelter-in-place policies, all of which have had, and may continue to have, an adverse impact on our operating results, cash flows and financial condition, including continued declines in testing volumes. It is also possible that we will experience an adverse impact on cash collections as a result of the impact of the COVID-19 pandemic. As stay at home orders and other restrictions are lifted, we would expect to see our routine clinical and genomic testing volumes to trend towards normalization with prior periods. We also continue to see a substantial need for PCR testing by our existing clients and expect new clients for the foreseeable future.
The next phase of diagnostics for the pandemic will be antibody testing in addition to ongoing PCR testing. As noted above, we started offering COVID-19 antibody blood testing on a nationwide basis at the end of April and have the capacity for a significant daily volume of testing.
In March 2020, in response to the COVID-19 pandemic, the CARES Act was signed into law. The CARES Act provides numerous tax provisions and other stimulus measures, including temporary changes regarding the prior and future utilization of net operating losses, temporary changes to the prior and future limitations on interest deductions, temporary suspension of certain payment requirements for the employer portion of Social Security taxes, technical corrections from prior tax legislation for tax depreciation of certain qualified improvement property, and the creation of certain payroll tax credits associated with the retention of employees.
We have received, or expect to receive a number of benefits under The CARES Act including, but not limited to:

•
We received approximately $14 million under The Centers for Medicare & Medicaid Services (CMS) Accelerated and Advance Payment Program, which provides accelerated payments to Medicare providers/suppliers working to provide treatment to patients and combat the COVID-19 pandemic. The amounts advanced are loans which will be offset against future claims and must be repaid;

•	We are eligible to defer depositing the employer’s share of Social Security taxes for payments due from March 27, 2020 through December 31, 2020, interest-free and penalty-free;

•
We received approximately $6 million in April 2020 from the initial tranche of funds that was distributed to health care providers for related expenses or lost revenues that are attributable to the COVID-19 pandemic;

•	U.S. Department of Health and Human Services (HHS), will provide claims reimbursement to health care providers generally at Medicare rates for testing uninsured patients; and

•
Clinical laboratories are provided a one-year reprieve from the reporting requirements under the Protecting Access to Medicare Act (“PAMA”) as well as a one-year delay of reimbursement rate reductions for clinical laboratory services provided under Medicare that were scheduled to take place in 2021.

We have taken certain temporary actions to manage our workforce costs including reduced hours for employees whose work has significantly declined and temporary furloughs for non-essential employees with diminished work requirements. Substantially all of our furloughed employees have returned or will be returning to work, and we expect to hire additional employees to support COVID-19 antibody testing and the anticipated return of normalized levels of routine clinical and genomic testing.
Since the pandemic began in the United States, we have invested, and expect to continue to invest, in testing capabilities and infrastructure to meet demand for our molecular and antibody testing for COVID-19.
Our consolidated loss from operations for the three months ended March 31, 2020 and 2019 is as follows:

	For the three months ended March 31,
(In thousands)	2020	2019	Change
Revenues:
Revenue from services	$170,839	$178,891	$(8,052)
Revenue from products	31,074	25,301	5,773
Revenue from transfer of intellectual property and other	9,553	18,259	(8,706)
Total revenues	211,466	222,451	(10,985)
Costs and expenses:
Cost of revenue	140,258	144,059	(3,801)
Selling, general and administrative	76,132	95,158	(19,026)
Research and development	21,760	36,529	(14,769)
Contingent Consideration	(860)	4,806	(5,666)
Amortization of intangible assets	14,938	16,562	(1,624)
Asset impairment charges	—	655	(655)
Total costs and expenses	252,228	297,769	(45,541)
Loss from continuing operations	(40,762)	(75,318)	34,556
We manage our operations in two reportable segments, pharmaceuticals and diagnostics. The pharmaceuticals segment consists of our pharmaceutical operations in Chile, Mexico, Ireland, Israel and Spain, Rayaldee product sales and our pharmaceutical research and development. The diagnostics segment primarily consists of our clinical laboratory operations through BioReference and our point-of-care operations. There are no significant inter-segment sales. We evaluate the performance of each segment based on operating profit or loss. The following presents the financial measures that management considers to be the most significant indicators of the Company's performance.
Diagnostics

	For the three months ended March 31,
(In thousands)	2020	2019	Change
Revenues
Revenue from services	$170,839	$178,891	$(8,052)
Total revenues	170,839	178,891	(8,052)
Costs and expenses:
Cost of revenue	122,906	129,913	(7,007)
Selling, general and administrative	52,724	67,465	(14,741)
Research and development	3,393	3,793	(400)
Contingent Consideration	33	492	(459)
Amortization of intangible assets	9,916	10,797	(881)
Total costs and expenses	188,972	212,460	(23,488)
Loss from continuing operations	(18,133)	(33,569)	15,436
Revenue. Revenue from services for the three months ended March 31, 2020 decreased by approximately $8.1 million compared to the three months ended March 31, 2019, primarily due to the negative impacts of:

•
$7.1 million and $2.9 million from reduced clinical test volumes and genomics testing, respectively. Total volume (measured by requisitions) decreased by 6.6%. The decline in volume includes the negative impacts from the COVID-19 pandemic, principally from referring physician office closures and stay-at-home guidance throughout states in which we predominately operate, and declines in routine clinical and genomics testing, which declined 60% to 65% versus the Company's normal daily levels at the end of the quarter. COVID-19 testing represented 4.5% of total volume for the first quarter of 2020;

•
$2.2 million from lower net reimbursement on our genomic testing due to increased denial rates, which was partially offset by the positive impacts of increased reimbursement from our clinical testing of $3.3 million resulting from improved operational procedures, and a flattening of our denial rate, which was partially offset by the latest negative impact of the Protecting Access to Medicare Act of 2014 price reduction which went into effective January 1, 2020.

Estimated collection amounts are subject to the complexities and ambiguities of billing, reimbursement regulations and claims processing, as well as considerations unique to Medicare and Medicaid programs, and require us to consider the potential for retroactive adjustments when estimating variable consideration in the recognition of revenue in the period the related services are rendered. For the three months ended March 31, 2020 and 2019, revenue reductions due to changes in estimates of implicit price concessions for performance obligations satisfied in prior periods of $8.9 million and $8.4 million, respectively, were recognized.
The composition of Revenue from services by payor for the three months ended March 31, 2020 and 2019 was as follows:

	Three months ended March 31,
(In thousands)	2020	2019
Healthcare insurers	$99,081	$103,763
Government payers	26,930	31,626
Client payers	39,132	38,422
Patients	5,696	5,080
Total	$170,839	$178,891

Cost of revenue. Cost of revenue for the three months ended March 31, 2020 decreased $7.0 million compared to the three months ended March 31, 2019. Cost of revenue decreased $8.6 million for the three months ended March 31, 2020 due to an overall reduction in clinical and genomic test volumes, and $1.7 million due to cost reduction initiatives, which resulted in per patient encounter efficiency gains at BioReference, which was partially offset by labor and material costs to launch and produce COVID-19 testing volumes during the three months ended March 31, 2020.
Selling, general and administrative expenses. Selling, general and administrative expenses for the three months ended March 31, 2020 and 2019 were $52.7 million and $67.5 million, respectively. The decrease in selling, general and administrative expenses in our diagnostics segment was primarily due to expenses of $10.6 million incurred in the first quarter of 2019 in connection with certain legal matters, and to decreased expenses at BioReference due to the enactment of cost reduction initiatives.
Research and development expenses. The following table summarizes the components of our research and development expenses:

Research and Development Expenses	For the three months ended March 31,
	2020	2019
External expenses:
PMA studies	$54	$61
Research and development employee-related expenses	2,210	1,435
Other internal research and development expenses	1,129	2,297
Total research and development expenses	$3,393	$3,793
Research and development for the diagnostic segment relates to the development of testing services for our clinical and genomics testing at BioReference and the development of the Claros Analyzer, a diagnostic instrument system to provide rapid, high performance blood test results in the point-of-care setting. The decrease in research and development expenses for the three months ended March 31, 2020 was primarily due to a decrease in research and development expenses related to the development of the Claros Analyzer.
Contingent consideration. Contingent consideration for the three months ended March 31, 2020 and 2019 was $33 thousand and $0.5 million of expense, respectively. Contingent consideration for the three months ended March 31, 2020 and 2019 was attributable to changes in assumptions regarding the timing of achievement of future milestones for OPKO Diagnostics in both periods, and potential amounts payable to former stockholders of OPKO Diagnostics in connection therewith, pursuant to our acquisition agreement in October 2011.
Amortization of intangible assets. Amortization of intangible assets was $9.9 million and $10.8 million, respectively, for the three months ended March 31, 2020 and 2019. Amortization expense reflects the amortization of acquired intangible assets with defined useful lives.
Asset impairment charges. No asset impairment charges were recognized in the diagnostics segment for the three months ended March 31, 2020 and 2019.
We believe that our estimates and assumptions in testing goodwill and other intangible assets are consistent with assumptions that marketplace participants would use in their estimates. However, if actual results are not consistent with our estimates and assumptions, including as a result of the COVID-19 global pandemic, we may be exposed to an impairment charge that could be material. If we experience sustained declines in operating results at BioReference versus management’s forecast, including as a result of the COVID-19 global pandemic, which has negatively impacted our diagnostics segment, then our estimates of the fair value of the BioReference reporting unit may change. If the fair value of the reporting unit falls below carrying value, then we would record impairment of goodwill at BioReference and such impairment could be material.

Pharmaceuticals

	For the three months ended March 31,
(In thousands)	2020	2019	Change
Revenues:
Revenue from products	$31,074	$25,301	$5,773
Revenue from transfer of intellectual property and other	9,553	18,259	(8,706)
Total revenues	40,627	43,560	(2,933)
Costs and expenses:
Cost of revenue	17,411	14,237	3,174
Selling, general and administrative	14,663	15,026	(363)
Research and development	18,550	33,040	(14,490)
Contingent Consideration	(893)	4,314	(5,207)
Amortization of intangible assets	5,022	5,765	(743)
Asset impairment charges	—	655	(655)
Total costs and expenses	54,753	73,037	(18,284)
Loss from continuing operations	(14,126)	(29,477)	15,351
Revenue. The increase in revenue from products for the three months ended March 31, 2020 compared to the three months ended March 31, 2019 was primarily attributable to an increase in sales of Rayaldee, which were $9.9 million for the three months ended March 31, 2020, compared to $5.8 million for the comparative period in 2019. Revenue from transfer of intellectual property for the three months ended March 31, 2020 and 2019 principally reflected $8.7 million and $17.4 million, respectively, of revenue related to the Pfizer Transaction. We are recognizing the non-refundable $295.0 million upfront payments received under the Pfizer Transaction as revenue as the related research and development services are completed.
Cost of revenue. Cost of revenue for the three months ended March 31, 2020 increased $3.2 million compared to the three months ended March 31, 2019. Cost of product revenue increased primarily due to an increase in sales of Rayaldee in the first quarter of 2020 and changes in product mix during the period.
Selling, general and administrative expenses. Selling, general and administrative expenses for the three months ended March 31, 2020 and 2019 were $14.7 million and $15.0 million, respectively. The decrease in selling, general and administrative expenses was primarily due to decreased expenses at OPKO Health Europe.
Research and development expenses. Research and development expenses for the three months ended March 31, 2020 and 2019 were $18.6 million and $33.0 million, respectively. Research and development expenses include external and internal expenses, partially offset by third-party grants and funding arising from collaboration agreements. External expenses include clinical and non-clinical activities performed by contract research organizations, lab services, purchases of drug and diagnostic product materials and manufacturing development costs. We track external research and development expenses by individual program for phase 3 clinical trials for drug approval and premarket approval (“PMA”) for diagnostics tests, if any. Internal expenses include employee-related expenses such as salaries, benefits and equity-based compensation expense. Other internal research and development expenses are incurred to support overall research and development activities and include expenses related to general overhead and facilities.

The following table summarizes the components of our research and development expenses:

Research and Development Expenses	For the three months ended March 31,
	2020	2019
External expenses:
Manufacturing expense for biological products	$3,037	$9,685
Phase III studies	3,042	5,425
Post-marketing studies	840	364
Earlier-stage programs	3,604	10,093
Research and development employee-related expenses	6,382	6,268
Other internal research and development expenses	1,645	1,624
Third-party grants and funding from collaboration agreements	—	(419)
Total research and development expenses	$18,550	$33,040
The decrease in research and development expenses for the three months ended March 31, 2020 was primarily due to a decrease in research and development expenses related to hGH-CTP, a once-weekly human growth hormone injection for which we have partnered with Pfizer and successfully completed a phase 3 study in August 2019. Ongoing expenses on the hGH-CTP program support Open Label Extension studies that will continue until market launch in most countries, as well as the preparation of applications for marketing approvals. Research and development expenses for the pharmaceutical segment for the three months ended March 31, 2020 and 2019 included equity-based compensation expense of $0.6 million and $0.7 million, respectively.
Contingent consideration. Contingent consideration for the three months ended March 31, 2020 and 2019 was $0.9 million reversal of expense and $4.3 million of expense, respectively. Contingent consideration for the three months ended March 31, 2020 and 2019 was primarily attributable to changes in assumptions regarding the timing of achievement of future milestones for OPKO Renal, and potential amounts payable to former stockholders of OPKO Renal in connection therewith, pursuant to our acquisition agreement in March 2013.
Amortization of intangible assets. Amortization of intangible assets was $5.0 million and $5.8 million, respectively, for the three months ended March 31, 2020 and 2019. Amortization expense reflects the amortization of acquired intangible assets with defined useful lives. Our indefinite lived IPR&D assets will not be amortized until the underlying development programs are completed. Upon obtaining regulatory approval by the U.S. FDA, the IPR&D assets will be accounted for as a finite-lived intangible asset and amortized on a straight-line basis over its estimated useful life.
Asset impairment charges. Asset impairment charges were $0.7 million for the three months ended March 31, 2019 and is related to an impairment charge to write down our intangible assets at FineTech down to their estimated fair value.
We believe that our estimates and assumptions in testing goodwill and other intangible assets, including IPR&D, for impairment are consistent with assumptions that marketplace participants would use in their estimates. However, if actual results are not consistent with our estimates and assumptions, including as a result of the COVID-19 global pandemic, we may be exposed to an impairment charge that could be material. If we are unable to successfully develop hGH-CTP, or changes in projections and assumptions negatively impact our forecast of net cash flows, we may be exposed to a material impairment charge related to the IPR&D for hGH-CTP.

Corporate

	For the three months ended March 31,
(In thousands)	2020	2019	Change
Cost of revenue	$(59)	$(91)	32
Selling, general and administrative	8,745	12,667	(3,922)
Research and development	(183)	(304)	121
Total costs and expenses	8,503	12,272	(3,769)
Loss from continuing operations	(8,503)	(12,272)	3,769
Operating loss for our unallocated corporate operations for the three months ended March 31, 2020 and 2019 was $8.5 million and $12.3 million, respectively, and principally reflects general and administrative expenses incurred in connection with our corporate operations. The decrease in operating loss for the three months ended March 31, 2020 was primarily attributable to a decrease in legal fees incurred for the three months ended March 31, 2020, compared to the three months ended March 31, 2019.
Other
Interest income. Interest income for the three months ended March 31, 2020 and 2019 was not significant as our cash investment strategy emphasizes the security of the principal invested and fulfillment of liquidity needs.
Interest expense. Interest expense for the three months ended March 31, 2020 and 2019 was $5.5 million and $4.8 million, respectively. Interest expense was principally related to interest incurred on the 2025 Notes, the 2023 Convertible Notes, the 2033 Senior Notes, and BioReference’s outstanding debt under its credit facility. The increase in interest expense for the three months ended March 31, 2020 was primarily due to interest incurred on the 2025 Notes and 2023 Convertible Notes.
Fair value changes of derivative instruments, net. Fair value changes of derivative instruments, net for the three months ended March 31, 2020 and 2019, was $0.6 million and $0.4 million of income, respectively. Derivative income for the three months ended March 31, 2020, principally related to the change in fair value on foreign currency forward exchange contracts at OPKO Chile. Derivative income for the three months ended March 31, 2019, principally related to the change in fair value of warrants to purchase additional shares of Xenetic.
Other income (expense), net. Other income (expense), net for the three months ended March 31, 2020 and 2019, was $12.3 million of expense and $1.0 million of income, respectively. Other expense for the three months ended March 31, 2020 primarily consisted of net unrealized losses recognized during the period on our investments in Eloxx and VBI.
Income tax provision. Our income tax provision for the three months ended March 31, 2020 and 2019 was $1.2 million and $0.8 million, respectively, and reflects quarterly results using our expected effective tax rate.  For the three months ended March 31, 2020, the tax rate differed from the U.S. federal statutory rate of 21% primarily due to the relative mix in earnings and losses in the U.S. versus foreign tax jurisdictions, the impact of certain discrete tax events and operating results in tax jurisdictions which do not result in a tax benefit.
Loss from investments in investees. We have made investments in certain early stage companies that we perceive to have valuable proprietary technology and significant potential to create value for us as a shareholder or member. We account for these investments under the equity method of accounting, resulting in the recording of our proportionate share of their losses until our share of their loss exceeds our investment. Until the investees’ technologies are commercialized, if ever, we anticipate they will report net losses. Loss from investments in investees was $0.1 million and $1.9 million for the three months ended March 31, 2020 and 2019, respectively.

LIQUIDITY AND CAPITAL RESOURCES
At March 31, 2020, we had cash and cash equivalents of approximately $34.5 million. Cash used in operations of $43.4 million for the three months ended March 31, 2020 principally reflects general and administrative expenses in connection with our corporate operations and research and development activities. Cash used in investing activities for the three months ended March 31, 2020 primarily reflects capital expenditures of $5.6 million. Cash used in financing activities primarily reflects net borrowings on our lines of credit. We have not generated sustained positive cash flow sufficient to offset our operating and other expenses, and our primary sources of cash have been from the public and private placement of equity, the issuance of the 2033 Senior Notes, 2023 Convertible Notes and 2025 Notes and credit facilities available to us.
On February 25, 2020, we entered into a credit agreement with an affiliate of Dr. Frost, pursuant to which the lender committed to provide us with an unsecured line of credit in the amount of $100 million. Borrowings under the line of credit will bear interest at a rate of 11% per annum and may be repaid and reborrowed at any time. The credit agreement includes various customary remedies for the lender following an event of default, including the acceleration of repayment of outstanding amounts under line of credit. The line of credit matures on February 25, 2025. As of March 31, 2020, no funds were borrowed under the line of credit.
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
The current conversion rate for the 2025 Notes is 236.7424 shares of Common Stock per $1,000 principal amount of 2025 Notes (equivalent to a conversion price of approximately $4.22 per share of Common Stock). The conversion rate for the 2025 Notes is subject to adjustment in certain events but will not be adjusted for any accrued and unpaid interest.
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
As of March 31, 2020, the total commitments under our Credit Agreement (as defined below) with CB and our lines of credit with financial institutions in Chile and Spain were $73.7 million, of which $50.2 million was drawn as of March 31, 2020. At March 31, 2020, the weighted average interest rate on these lines of credit was approximately 4.1%. These lines of credit are short-term and are used primarily as a source of working capital. The highest aggregate principal balance at any time outstanding during the three months ended March 31, 2020 was $54.8 million. We intend to continue to draw under these lines of credit as needed. There is no assurance that these lines of credit or other funding sources will be available to us on acceptable terms, or at all, in the future.
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
In 2019, we repaid $60.5 million under the Credit Agreement based on changes in our borrowing base calculation which reduced credit available to us. The repayment was made with cash on hand. As of March 31, 2020, $10.7 million remained available for borrowing under the Credit Agreement.
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
In May 2016, EirGen, our wholly-owned subsidiary, partnered with VFMCRP through a Development and License Agreement (the “VFMCRP Agreement”) for the development and commercialization of Rayaldee in Europe, Canada, Mexico, Australia, South Korea and certain other international markets (the “VFMCRP Territory”). The license to VFMCRP potentially covers all therapeutic and prophylactic uses of the product in human patients, provided that initially the license is for the use of the product for the treatment or prevention of SHPT related to patients with CKD and vitamin D insufficiency/deficiency (“VFMCRP Initial Indication”). Effective May 5, 2020, we entered into an amendment to the VFMCRP Agreement (the “VFMCRP Amendment”), pursuant to which the parties agreed to exclude Mexico, South Korea, the Middle East and all of the countries of Africa from the VFMCRP Territory. In addition, the parties agreed to certain amendments to the milestone structure and to reduce minimum royalties payable.

We have received non-refundable and non-creditable payments of $52 million to date and are eligible to receive up to an additional $230 million pursuant to the terms of the VFMCRP Amendment upon the achievement of certain regulatory and sales-based milestones tied to sales and reimbursement levels. In addition, we are eligible to receive tiered royalties on sales of the product at percentage rates that range from the mid-teens to the mid-twenties or a minimum royalty, whichever is greater, upon commencement of sales of the product.
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
Under the agreement, we agreed to lead the clinical activities and to be responsible for funding the development programs for the key indications, which includes Adult and Pediatric GHD and pediatric small for gestational age. Pfizer agreed to be responsible for all development costs for additional indications as well as all post-marketing studies. In addition, Pfizer agreed to fund the commercialization activities for all indications and lead the manufacturing activities covered by the global development plan. The agreement obligated us to fund development up to an agreed cap.
If we do not successfully develop hGH-CTP and/or Pfizer Inc. were to terminate the agreement or not successfully commercialize hGH-CTP for any reason, our business would be adversely affected.
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
We believe that the cash and cash equivalents on hand at March 31, 2020, and the amounts available to be borrowed under our lines of credit are sufficient to meet our anticipated cash requirements for operations and debt service beyond the next 12 months. We based this estimate on assumptions that may prove to be wrong or are subject to change, and we may be required to use our available cash resources sooner than we currently expect. If we acquire additional assets or companies, accelerate our product development programs or initiate additional clinical trials, we will need additional funds. Our future cash requirements, and the timing of those requirements, will depend on a number of factors, including the impact of the COVID-19 pandemic on our business, our relationship with Pfizer and our other commercial partners, the commercial success of Rayaldee, BioReference’s financial performance, possible acquisitions, the continued progress of research and development of our product candidates, the timing and outcome of clinical trials and regulatory approvals, the costs involved in preparing, filing, prosecuting, maintaining, defending, and enforcing patent claims and other intellectual property rights, the status of competitive products, the availability of financing, our success in developing markets for our product candidates and results of government investigations, payor claims, and legal proceedings that may arise, including, without limitation class action and derivative litigation to which we are subject, and our ability to obtain insurance coverage for such claims. We have not generated sustained positive cash flow and if we are not able to secure additional funding when needed, we may have to delay, reduce the scope of, or eliminate one or more of our clinical trials or research and development programs or possible acquisitions or reduce our marketing or sales efforts or cease operations.
Additionally, the rapid development and fluidity of the COVID-19 pandemic makes it very difficult to predict its ultimate impact on our business, results of operations and liquidity. The pandemic presents a significant uncertainty that could materially and adversely affect our results of operations, financial condition and cash flows, including due to a continued negative impact on diagnostics testing services provided by BioReference in our diagnostics segment. Further, deteriorating economic conditions globally have resulted in a challenging capital raising environment, which could materially limit our access to capital, whether through the issuance and sale of our common stock, debt securities or otherwise, as well as through bank facilities and lines of credit. Events resulting from the effects of COVID-19 could negatively impact our ability to comply with certain covenants in the Credit Agreement or require that we pursue alternative financing. We can provide no assurance that any such alternative financing, if required, could be obtained on acceptable terms or at all. The combination of potential disruptions to our business resulting from COVID-19 together with and volatile credit and capital markets could adversely impact our future liquidity, which could have an adverse effect on our business and results of operations. We will continue to monitor and assess the impact COVID-19 may have on our business and financial results.
The following table provides information as of March 31, 2020, with respect to the amounts and timing of our known contractual obligation payments due by period.

Contractual obligations (In thousands)	Remaining nine months ending December 31, 2020	2021	2022	2023	2024	Thereafter	Total
Open purchase orders	$100,816	$268	$14	$—	$—	$—	$101,098
Operating leases	9,472	6,669	5,495	4,598	3,379	10,536	40,149
Finance leases	2,006	2,121	1,143	578	239	—	6,087
2033 Senior Notes, 2025 and 2023 Convertible Notes	—	—	—	—	3,050	205,052	208,102
Deferred payments	7,725	7,500	7,100	—	—	—	22,325
Mortgages and other debts payable	1,286	697	493	302	240	—	3,018
Lines of credit	10,875	39,311	—	—	—	—	50,186
Interest commitments	626	288	274	14,033	257	43,633	59,111
Total	$132,806	$56,854	$14,519	$19,511	$7,165	$259,221	$490,076
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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
There were no material changes to our critical accounting policies and estimates described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, that have a material impact to our Condensed Consolidated Financial Statements and related notes.
RECENT ACCOUNTING PRONOUNCEMENTS
Recently adopted accounting pronouncements.
In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” which amends the impairment model by requiring entities to use a forward-looking approach based on expected losses rather than incurred losses to estimate credit losses on certain types of financial instruments, including trade receivables. This may result in the earlier recognition of allowances for losses. The ASU is effective for public entities for fiscal years beginning after December 15, 2019, with early adoption permitted. The adoption of ASU 2016-13 on January 1, 2020, did not have a significant impact on our Condensed Consolidated Financial Statements.

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
At March 31, 2020, we had cash and cash equivalents of $34.5 million. The weighted average interest rate related to our cash and cash equivalents for the three months ended March 31, 2020 was less than 1%. As of March 31, 2020, the principal outstanding balances under BioReference’s Credit Agreement with CB and our Chilean and Spanish lines of credit was $50.2 million in the aggregate at a weighted average interest rate of approximately 4.1%.
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

Item 4. Controls and Procedures
Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, management concluded that our disclosure controls and procedures were effective as of March 31, 2020.
Changes to the Company’s Internal Control Over Financial Reporting
There have been no changes to the Company’s internal control over financial reporting that occurred during the calendar quarter covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
We are, from time to time, party to various legal proceedings arising out of our business. During the reporting period, covered by this Quarterly Report on Form 10-Q, except as set forth below, there have been no material changes to the description of legal proceedings set forth in our Annual Report on Form 10-K for the year ended December 31, 2019 (the “Annual Report”). The following should be read in conjunction with the information provided in Part I, Item 3 of our Annual Report.
On April 8, 2019, MabVax Therapeutics Holdings, Inc. filed a lawsuit in the Superior Court of California, County of San Diego against a number of individuals and entities, including the Company, Dr. Frost, Steven Rubin, the Company’s Executive Vice President-Administration, and an entity affiliated with Dr. Frost, based on the allegations raised in the SEC Complaint. The lawsuit seeks an award for actual and punitive damages, pre- and post-judgment interest; that the defendants be required to make full disclosure and accounting of their interests and transactions in plaintiff’s securities; costs of the suit, and reasonable attorney’s fees; and such other legal and equitable relief as the Court may deem proper under the circumstances. The Company, Dr. Frost, Mr. Rubin and the Frost-affiliated entity filed a motion to quash the complaint for lack of personal jurisdiction, which has been denied by the court. The Company believes the allegations against the Company, Dr. Frost and Mr. Rubin are without merit and intends to vigorously defend against the claims.
BioReference was named as a defendant in at least two class action lawsuits against Retrieval-Masters Creditors Bureau, Inc. d/b/a American Medical Collection Agency (“AMCA”) and other defendants in connection with a previously disclosed data security incident involving AMCA (the “AMCA Incident”) where an unauthorized user had access to AMCA’s system which may have included patient name, date of birth, address, phone, date of service, provider, as well as other information. BioReference notified its affected patients and provided notice to the Office for Civil Rights of the Department of Health and Human Services of the AMCA Incident. We believe the action is without merit as it relates to claims against BioReference. BioReference was dismissed without prejudice from the class action lawsuits in April 2020.
See Note 11 to the interim unaudited consolidated financial statements for information regarding the status of legal proceedings involving the Company.

Item 1A. Risk Factors
Except as set forth in this Item 1A, there have been no material changes to our risk factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019.
Our business has been, and may continue to be, materially adversely affected by the recent coronavirus disease 2019 (COVID-19) outbreak.
The outbreak of the coronavirus disease 2019 (COVID-19) has evolved into a global pandemic. The novel coronavirus originating in Wuhan, China has spread to many regions of the world, including the United States and Europe. The extent to which this coronavirus impacts our business and operating results will depend on future developments that are highly uncertain and cannot be accurately predicted, including new information that may emerge concerning the virus and the actions to contain the spread of or to detect, prevent, or treat COVID-19, among others.

Severe respiratory symptoms, infections, deaths, and widespread quarantine measures related to the pandemic have disrupted healthcare delivery in key markets in which our laboratory business currently operates, including New York, New Jersey, Texas, Florida, and California. Since late March 2020, the Company experienced, and may continue to experience, a material decline in testing volumes due to the COVID-19 pandemic. In addition to declining volumes, it is possible that, as a result of the COVID-19 pandemic, we may experience supply chain disruptions, including shortages, delays and price increases in testing equipment and supplies, which could materially adversely impact our business. It is also possible that the Company will experience an adverse impact on cash collections as a result of the impact of the COVID-19 pandemic.
The spread of COVID-19, which has caused a broad impact globally, including restrictions on travel and quarantine policies put into place by businesses and governments, may have a material economic effect on our business. Such restrictions may present challenges in connection with our laboratory business, our ability to successfully commercialize Rayaldee, our ability to manufacture pharmaceutical products in Ireland, Mexico, Spain, Chile and Israel, and our ability to continue clinical development of our product candidates. Further, if the spread of the coronavirus pandemic continues and our operations are adversely impacted, our ability to meet performance obligations under contracts may be impacted.
COVID-19 could disrupt our operations due to absenteeism by infected or ill members of management or other employees, or absenteeism by members of management and other employees who elect not to come to work due to the illness affecting others in our office or laboratory facilities, or due to quarantines. Supplies used in our diagnostic testing and research laboratories could be disrupted or we could see prices increase if the manufacturers or suppliers of such items experience absenteeism due to illness of their employees or due to local quarantines, limiting our ability to provide diagnostic testing services, supply sufficient product for our clinical or commercial plans or satisfy our contractual obligations.
The regulatory framework governing laboratories, diagnostic and pharmaceutical companies may be affected as governmental authorities divert resources to respond to the COVID-19 outbreak, which may have an unanticipated and unforeseen impact on our operations. It is possible that the timing of regulatory submissions and approvals for our products, including hGH-CTP, will be adversely impacted or delayed. With respect to our ongoing and planned clinical trials, restrictions and efforts to avoid further spread of COVID-19 may present challenges to the conduct of these trials consistent with normally applicable approaches and good clinical practice standards, and although regulators including the FDA have offered guidance applicable during the COVID-19 pandemic allowing for flexibility of standards in certain areas and alternate methods of meeting trial oversight obligations (for example, via remote monitoring), the potential impact of these challenges cannot be fully predicted at this time.
The anticipated economic consequences of the COVID-19 pandemic have adversely impacted financial markets and the deteriorating economic conditions globally have resulted in a challenging capital raising environment, which could materially limit our access to capital, whether through bank facilities and lines of credit, the issuance and sale of our common stock, debt securities or otherwise. Our inability to obtain capital when and if needed, could have a material adverse impact on our operations.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not Applicable.
Item 5. Other Information
None.

Item 6. Exhibits

Exhibit 31.1
Certification by Phillip Frost, Chief Executive Officer, pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended March 31, 2020.

Exhibit 31.2
Certification by Adam Logal, Chief Financial Officer, pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended March 31, 2020.

Exhibit 32.1
Certification by Phillip Frost, Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended March 31, 2020.

Exhibit 32.2
Certification by Adam Logal, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended March 31, 2020.

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

Date: May 6, 2020	OPKO Health, Inc.

/s/ Adam Logal
Adam Logal
Senior Vice President, Chief Financial Officer,
Chief Accounting Officer and Treasurer