Form 10-Q
period 2020-06-30
OPKO HEALTH, INC.
filed 2020-07-31
CIK 944809

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020.
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

As of July 20, 2020, the registrant had 669,831,024 shares of Common Stock outstanding.

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

Risks and uncertainties, the occurrence of which could adversely affect our business, include the following:
•our business may be materially adversely affected by the recent coronavirus (COVID-19) outbreak;
•we have a history of losses and may not generate sustained positive cash flow sufficient to fund our operations and research and development programs;
•our need for, and ability to obtain, additional financing when needed on favorable terms, or at all;
•adverse results in material litigation matters or governmental inquiries, including, without limitation, pending class action and derivative lawsuits which followed the now settled lawsuit against the Company and its Chairman and Chief Executive Officer by the SEC;
•the risks inherent in developing, obtaining regulatory approvals for and commercializing new, commercially viable and competitive products and treatments;
•our research and development activities may not result in commercially viable products;
•that earlier clinical results of effectiveness and safety may not be reproducible or indicative of future results;
•the success of our relationship with Pfizer in connection with the development of hGH-CTP (Somatrogon);
•that we may fail to obtain regulatory approval for hGH-CTP or successfully commercialize Rayaldee and hGH-CTP;
•that we may not generate profits or cash flow from our laboratory operations or substantial revenue from Rayaldee and our other pharmaceutical and diagnostic products;
•that currently available over-the-counter and prescription products, as well as products under development by others, may prove to be as or more effective than our products for the indications being studied;
•our ability to build a successful pharmaceutical sales and marketing infrastructure;
•our ability and our distribution and marketing partners’ ability to comply with regulatory requirements regarding the sales, marketing and manufacturing of our products and product candidates and the operation of our laboratories;
•the performance of our third-party distribution partners, licensees and manufacturers over which we have limited control;
•our success is dependent on the involvement and continued efforts of our Chairman and Chief Executive Officer;
•integration challenges for acquired businesses;
•availability of insurance coverage with respect to material litigation matters;

•changes in regulation and policies in the United States (“U.S.”) and other countries, including increasing downward pressure on healthcare reimbursement;
•our ability to manage our growth and our expanded operations;
•increased competition, including price competition;
•changing relationships with payors, including the various state and multi-state Blues programs, suppliers and strategic partners;
•efforts by third-party payors to reduce utilization and reimbursement for clinical testing services;
•our ability to maintain reimbursement coverage for our products and services, including the 4Kscore test;
•failure to timely or accurately bill and collect for our services;
•the information technology systems that we rely on may be subject to unauthorized tampering, cyberattack or other data security or privacy incidents that could impact our billing processes or disrupt our operations;
•failure to obtain and retain new clients and business partners, or a reduction in tests ordered or specimens submitted by existing clients;
•failure to establish, and perform to, appropriate quality standards to assure that the highest level of quality is observed in the performance of our testing services;
•failure to maintain the security of patient-related information;
•our ability to obtain and maintain intellectual property protection for our products;
•our ability to defend our intellectual property rights with respect to our products;
•our ability to operate our business without infringing the intellectual property rights of others;
•our ability to attract and retain key scientific and management personnel;
•the risk that the carrying value of certain assets may exceed the fair value of the assets causing us to impair goodwill or other intangible assets;
•failure to obtain and maintain regulatory approval outside the U.S.; and
•legal, economic, political, regulatory, currency exchange, and other risks associated with international operations.

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

OPKO Health, Inc. and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share and per share data)

	June 30, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$21,612	$85,452
Accounts receivable, net	214,352	134,617
Inventory, net	72,965	53,434
Other current assets and prepaid expenses	51,125	50,542
Total current assets	360,054	324,045
Property, plant and equipment, net	130,540	127,111
Intangible assets, net	499,125	528,962
In-process research and development	590,200	590,200
Goodwill	671,599	671,940
Investments	26,260	20,746
Operating lease right-of-use assets	38,469	39,380
Other assets	7,487	6,888
Total assets	$2,323,734	$2,309,272
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$44,671	$62,537
Accrued expenses	210,111	164,925
Current maturities of operating leases	10,298	12,038
Current portion of lines of credit and notes payable	14,463	9,619
Total current liabilities	279,543	249,119
Operating lease liabilities	28,759	27,665
Convertible notes	216,457	211,208
Deferred tax liabilities, net	118,979	118,717
Other long-term liabilities, principally contract liabilities, contingent consideration and line of credit	91,653	87,804
Total long-term liabilities	455,848	445,394
Total liabilities	735,391	694,513
Equity:
Common Stock - $0.01 par value, 1,000,000,000 shares authorized; 670,378,701 and 670,378,701 shares issued at June 30, 2020 and December 31, 2019, respectively	6,704	6,704
Treasury Stock - 549,907 shares at June 30, 2020 and December 31, 2019, respectively	(1,791)	(1,791)
Additional paid-in capital	3,147,030	3,142,993
Accumulated other comprehensive loss	(25,752)	(22,070)
Accumulated deficit	(1,537,848)	(1,511,077)
Total shareholders’ equity	1,588,343	1,614,759
Total liabilities and equity	$2,323,734	$2,309,272
The accompanying unaudited Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

OPKO Health, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except share and per share data)

	For the three months ended June 30,		For the six months ended June 30,
	2020	2019	2020	2019
Revenues:
Revenue from services	$250,971	$178,458	$421,811	$357,349
Revenue from products	29,356	28,680	60,430	53,981
Revenue from transfer of intellectual property and other	20,880	19,230	30,433	37,490
Total revenues	301,207	226,368	512,674	448,820
Costs and expenses:
Cost of service revenue	144,794	130,078	267,680	259,981
Cost of product revenue	17,857	14,145	35,229	28,300
Selling, general and administrative	77,721	88,475	153,852	183,633
Research and development	17,608	28,286	39,369	64,816
Contingent consideration	1,111	(3,775)	251	1,031
Amortization of intangible assets	14,937	16,419	29,874	32,981
Asset impairment charges	—	—	—	655
Total costs and expenses	274,028	273,628	526,255	571,397
Operating income (loss)	27,179	(47,260)	(13,581)	(122,577)
Other income and (expense), net:
Interest income	5	572	147	1,127
Interest expense	(5,474)	(5,501)	(10,970)	(10,257)
Fair value changes of derivative instruments, net	(13)	(388)	608	27
Other income (expense), net	18,223	(5,874)	5,890	(4,897)
Other income and (expense), net	12,741	(11,191)	(4,325)	(14,000)
Income (loss) before income taxes and investment losses	39,920	(58,451)	(17,906)	(136,577)
Income tax provision	(6,028)	(1,084)	(7,200)	(1,866)
Net income (loss) before investment losses	33,892	(59,535)	(25,106)	(138,443)
Loss from investments in investees	(189)	(271)	(323)	(2,125)
Net Income (loss)	$33,703	$(59,806)	$(25,429)	$(140,568)
Income (loss) per share, basic and diluted:
Income (loss) per share	$0.05	$(0.10)	$(0.04)	$(0.24)
Weighted average common shares outstanding, basic and diluted	640,578,794	586,351,045	640,578,794	586,347,645

The accompanying unaudited Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

OPKO Health, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(In thousands)

	For the three months ended June 30,		For the six months ended June 30,
	2020	2019	2020	2019
Net income (loss)	$33,703	$(59,806)	$(25,429)	$(140,568)
Other comprehensive income (loss), net of tax:
Change in foreign currency translation and other comprehensive income (loss)	4,435	2,878	(3,682)	(220)
Comprehensive income (loss)	$38,138	$(56,928)	$(29,111)	$(140,788)

The accompanying unaudited Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
(In thousands, except share and per share data)
For the three and six months ended June 30, 2020

	Common Stock		Treasury		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Shares	Dollars	Shares	Dollars
Balance at March 31, 2020	670,378,701	$6,704	$(549,907)	$(1,791)	$3,145,444	$(30,187)	$(1,571,551)	$1,548,619
Equity-based compensation expense	—	—	—	—	1,586	—	—	1,586
Net income	—	—	—	—	—	—	33,703	33,703
Other comprehensive income	—	—	—	—	—	4,435	—	4,435
Balance at June 30, 2020	670,378,701	$6,704	$(549,907)	$(1,791)	$3,147,030	$(25,752)	$(1,537,848)	$1,588,343

	Common Stock		Treasury		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Shares	Dollars	Shares	Dollars
Balance at December 31, 2019	670,378,701	$6,704	(549,907)	$(1,791)	$3,142,993	$(22,070)	$(1,511,077)	$1,614,759
Equity-based compensation expense	—	—	—	—	4,037	—	—	4,037
Adoption of ASC 326	—	—	—	—	—	—	(1,342)	(1,342)
Net loss	—	—	—	—	—	—	(25,429)	(25,429)
Other comprehensive loss	—	—	—	—	—	(3,682)	—	(3,682)
Balance at June 30, 2020	670,378,701	$6,704	(549,907)	$(1,791)	$3,147,030	$(25,752)	$(1,537,848)	$1,588,343

The accompanying unaudited Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
(In thousands, except share and per share data)
For the three and six months ended June 30, 2019

	Common Stock		Treasury		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Shares	Dollars	Shares	Dollars
Balance at March 31, 2019	616,150,952	$6,162	(549,907)	$(1,791)	$3,058,509	$(23,229)	$(1,276,914)	$1,762,737
Equity-based compensation expense	—	—	—	—	3,122	—	—	3,122
Net loss	—	—	—	—	—	—	(59,806)	(59,806)
Other comprehensive income	—	—	—	—	—	2,878	—	2,878
Balance at June 30, 2019	616,150,952	$6,162	(549,907)	$(1,791)	$3,061,631	$(20,351)	$(1,336,720)	$1,708,931

	Common Stock		Treasury		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Shares	Dollars	Shares	Dollars
Balance at December 31, 2018	586,881,720	$5,869	(549,907)	$(1,791)	$3,004,422	$(20,131)	$(1,197,078)	$1,791,291
Equity-based compensation expense	—	—	—	—	7,579	—	—	7,579
Exercise of Common Stock options and warrants	19,232	—	—	—	(3)	—	—	(3)
Adoption of ASU 2018-07	—	—	—	—	(926)	—	926	—
2025 convertible notes including share lending arrangement	29,250,000	293	—	—	50,559	—	—	50,852
Net loss	—	—	—	—	—	—	(140,568)	(140,568)
Other comprehensive loss	—	—	—	—	—	(220)	—	(220)
Balance at June 30, 2019	616,150,952	$6,162	(549,907)	$(1,791)	$3,061,631	$(20,351)	$(1,336,720)	$1,708,931

The accompanying unaudited Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

OPKO Health, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	For the six months ended June 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(25,429)	$(140,568)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	44,318	47,477
Non-cash interest	5,022	2,868
Amortization of deferred financing costs	411	308
Losses from investments in investees	323	2,125
Equity-based compensation – employees and non-employees	4,037	7,579
Realized loss on disposal of fixed assets and sales of equity securities	156	220
Change in fair value of equity securities and derivative instruments	(6,515)	5,431
Change in fair value of contingent consideration	251	1,031
Impairment of assets	—	655
Deferred income tax provision	1,028	168
Changes in assets and liabilities:
Accounts receivable, net	(81,539)	(4,398)
Inventory, net	(21,905)	(6,225)
Other current assets and prepaid expenses	(2,619)	2,476
Other assets	(61)	136
Accounts payable	(16,753)	12,887
Foreign currency measurement	(2,077)	131
Contract liabilities	(4,026)	(37,015)
Accrued expenses and other liabilities	47,585	2,095
Net cash used in operating activities	(57,793)	(102,619)
Cash flows from investing activities:
Investments in investees	—	(1,200)
Proceeds from the sale of property, plant and equipment	65	309
Capital expenditures	(17,149)	(6,432)
Net cash used in investing activities	(17,084)	(7,323)
Cash flows from financing activities:
Issuance of convertible notes, including to related parties	—	200,293
Debt issuance costs	—	(7,762)
Proceeds from the exercise of Common Stock options and warrants	—	(3)
Borrowings on lines of credit	393,651	39,695
Repayments of lines of credit	(382,374)	(78,824)
Redemption of 2033 Senior Notes	—	(28,800)
Net cash provided by financing activities	11,277	124,599
Effect of exchange rate changes on cash and cash equivalents	(240)	(15)
Net increase (decrease) in cash and cash equivalents	(63,840)	14,642
Cash and cash equivalents at beginning of period	85,452	96,473
Cash and cash equivalents at end of period	$21,612	$111,115
SUPPLEMENTAL INFORMATION:
Interest paid	$5,578	$5,411
Income taxes paid (received), net of refunds	$(208)	$2,132
Operating lease right-of-use assets due to adoption of ASU No. 2016-02	$—	$29,640
Operating lease liabilities due to adoption of ASU No. 2016-02	$—	$30,049
Non-cash financing:
Shares issued upon the conversion of:
Common Stock options and warrants, surrendered in net exercise	$—	$20

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
Our research and development activities are primarily performed at facilities in Woburn, MA, Waterford, Ireland, Kiryat Gat, Israel, and Barcelona, Spain.

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of presentation. The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring adjustments or adjustments otherwise disclosed herein) considered necessary to present fairly the Company’s results of operations, financial position and cash flows have been made. The results of operations and cash flows for the three and six months ended June 30, 2020 are not necessarily indicative of the results of operations and cash flows that may be reported for the remainder of 2020 or any other future periods. The unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2019.
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

Impact of COVID-19. As the disease caused by SARS-CoV-2, a novel strain of coronavirus, COVID-19 continues to spread and severely impact the economy of the United States and other countries around the world, we are committed to being a part of the coordinated public and private sector response to this unprecedented challenge. In response to the COVID-19 pandemic, BioReference Laboratories is accepting specimens for two types of COVID-19 testing, diagnostic molecular testing and serology antibody testing, from healthcare providers, clinics and health and hospital systems throughout the U.S., to promote earlier diagnosis of the coronavirus, assess a patient’s immune response to the virus and aid in limiting spread of infection. In addition to its robust nationwide COVID-19 testing offering, BioReference has partnerships with the New York State Department of Health, the New York City Health and Hospital Corporation (NYC Health + Hospitals), the State of New Jersey, the State of Florida and the cities of Detroit and Miami, among others, to provide COVID-19 testing. BioReference performed approximately 331.6 thousand serology antibody tests and 2.2 million diagnostic molecular tests for COVID-19 during the three months ended June 30, 2020, which represented 28.1% of BioReference’s total test volume during the second quarter of 2020. For serologic antibody testing, BioReference has partnered with the State of New York, New York City and a number of employers and government agencies with the capacity to perform up to 400,000 tests per day and for diagnostic molecular tests, BioReference has the capacity to perform more than 50,000 tests per day.
We have put preparedness plans in place at our facilities to maintain continuity of operations, while also taking steps to keep colleagues and customers healthy and safe. In line with recommendations to reduce large gatherings and increase social distancing, we have, where practical, transitioned many office-based colleagues to a remote work environment.

Beginning in March 2020, BioReference experienced, and continues to experience, a decline in routine clinical and genomics testing volumes due to the COVID-19 pandemic. Excluding COVID-19 test volumes, for the three months ended June 30, 2020, volumes in our diagnostics segment were down 46.5% as compared to volumes in the second quarter of 2019. Additionally, sales of Rayaldee have not increased in accordance with its expected growth trajectory as a result of challenges in onboarding new patients due to the COVID-19 pandemic. Federal, state and local governmental policies and initiatives designed to reduce the transmission of COVID-19 have resulted in, among other things, a significant reduction in physician office visits, the cancellation of elective medical procedures, customers closing or severely curtailing their operations (voluntarily or in response to government orders), and the adoption of work-from-home or shelter-in-place policies, all of which have had, and may continue to have, an adverse impact on our operating results, cash flows and financial condition, including continued declines in testing volumes. It is also possible that we will experience an adverse impact on cash collections as a result of the impact of the COVID-19 pandemic. As stay at home orders and other restrictions have been lifted, we have seen our routine clinical and genomic testing volumes trending towards normalization with prior periods, however should stay at home orders or other restrictions be reenacted, we could see our routine testing levels decline. We also continue to see a substantial need for COVID-19 testing by our existing clients and expect new clients as infection rates for the virus continue to increase across the country.
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
We have received, or expect to receive a number of benefits under The CARES Act including, but not limited to:
•We received approximately $14 million under The Centers for Medicare & Medicaid Services (CMS) Accelerated and Advance Payment Program, which provides accelerated payments to Medicare providers/suppliers working to provide treatment to patients and combat the COVID-19 pandemic, and the amounts advanced are loans which will be offset against future claims and must be repaid. These loans are initially recorded as contract liabilities included in Accrued expenses and are recognized in Revenue from services when earned;
•We are eligible to defer depositing the employer’s share of Social Security taxes for payments due from March 27, 2020 through December 31, 2020, interest-free and penalty-free;
•We received approximately $6.2 million during the three months ended June 30, 2020 from the initial tranche of funds that was distributed to healthcare providers for related expenses or lost revenues that are attributable to the COVID-19 pandemic. We recognized the $6.2 million grant in other revenues for the three and six months ended June 30, 2020;
•U.S. Department of Health and Human Services (HHS), will provide claims reimbursement to healthcare providers generally at Medicare rates for testing uninsured patients; and

•Clinical laboratories are provided a one-year reprieve from the reporting requirements under the Protecting Access to Medicare Act (“PAMA”) as well as a one-year delay of reimbursement rate reductions for clinical laboratory services provided under Medicare that were scheduled to take place in 2021.
Since the pandemic began in the U.S., we have invested, and expect to continue to invest, in testing capabilities and infrastructure to meet demand for our molecular and antibody testing for COVID-19.
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
Inventories. Inventories are valued at the lower of cost and net realizable value. Cost is determined by the first-in, first-out method. We consider such factors as the amount of inventory on hand, estimated time required to sell such inventories, remaining shelf-life, and current market conditions to determine whether inventories are stated at the lower of cost and net realizable value. Inventories at our diagnostics segment consist primarily of purchased laboratory supplies, which is used in our testing laboratories. Inventory obsolescence expense for the six months ended June 30, 2020 and 2019 was $1.7 million and $1.3 million, respectively.
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
Goodwill and intangible assets. Goodwill represents the difference between the purchase price and the estimated fair value of the net assets acquired accounted for by the acquisition method of accounting. Refer to Note 4. Goodwill, in-process research and development (“IPR&D”) and other intangible assets acquired in business combinations, licensing and other transactions was $1.8 billion at both at June 30, 2020 and December 31, 2019.
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
Goodwill was $671.6 million and $671.9 million respectively, at June 30, 2020 and December 31, 2019. Estimating the fair value of a reporting unit for goodwill impairment is highly sensitive to changes in projections and assumptions and changes in assumptions could potentially lead to impairment. We perform sensitivity analyses around our assumptions in order to assess the reasonableness of the assumptions and the results of our testing. Ultimately, potential changes in these assumptions may impact the estimated fair value of a reporting unit and result in an impairment if the fair value of such reporting unit is less than its carrying value.
Net intangible assets other than goodwill were $1.1 billion, including IPR&D of $590.2 million, at both June 30, 2020 and December 31, 2019. Intangible assets are highly vulnerable to impairment charges, particularly newly acquired assets for recently launched products and IPR&D. Considering the high risk nature of research and development and the industry’s success rate of bringing developmental compounds to market, IPR&D impairment charges may occur in future periods. Estimating the fair value of IPR&D for potential impairment is highly sensitive to changes in projections and assumptions and changes in assumptions could potentially lead to impairment.
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
We amortize intangible assets with definite lives on a straight-line basis over their estimated useful lives, ranging from 3 to 20 years. We use the straight-line method of amortization as there is no reliably determinable pattern in which the economic benefits of our intangible assets are consumed or otherwise used up. Amortization expense was $29.9 million and $33.0 million for the six months ended June 30, 2020 and 2019, respectively.
Fair value measurements. The carrying amounts of our cash and cash equivalents, accounts receivable, accounts payable and short-term debt approximate their fair value due to the short-term maturities of these instruments. Investments that are considered equity securities as of June 30, 2020 and December 31, 2019 are predominately carried at fair value. Our debt under the credit agreement with JPMorgan Chase Bank, N.A. approximates fair value due to the variable rate of interest applicable to such debt.
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
Derivative financial instruments. We record derivative financial instruments on our Condensed Consolidated Balance Sheet at their fair value and recognize the changes in the fair value in our Condensed Consolidated Statement of Operations when they occur, the only exception being derivatives that qualify as hedges. For the derivative instrument to qualify as a hedge, we are required to meet strict hedge effectiveness and contemporaneous documentation requirements at the initiation of the hedge and assess the hedge effectiveness on an ongoing basis over the life of the hedge. At June 30, 2020 and December 31, 2019, our foreign currency forward contracts held to economically hedge inventory purchases did not meet the documentation requirements to be designated as hedges. Accordingly, we recognize all changes in the fair values of our derivatives instruments, net, in our Condensed Consolidated Statement of Operations. Refer to Note 9.
Property, plant and equipment. Property, plant and equipment are recorded at cost or fair value if acquired in a business combination. Depreciation is provided using the straight-line method over the estimated useful lives of the assets and includes amortization expense for assets capitalized under finance leases. The estimated useful lives by asset class are as follows: software - 3 years, machinery, medical and other equipment - 5-8 years, furniture and fixtures - 5-12 years, leasehold improvements - the lesser of their useful life or the lease term, buildings and improvements - 10-40 years, and automobiles - 3-5 years. Expenditures for repairs and maintenance are charged to expense as incurred. Depreciation expense was $14.4 million and $14.5 million for the six months ended June 30, 2020 and 2019, respectively. Assets held under finance leases are included within Property, plant and equipment, net in our Condensed Consolidated Balance Sheet and are amortized over the shorter of their useful lives or the expected term of their related leases.
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
We operate in various countries and tax jurisdictions globally.  For interim reporting purposes, we record income taxes based on the expected effective income tax rate, taking into consideration year to date and global forecasted tax results.  For the three and six months ended June 30, 2020, the tax rate differed from the U.S. federal statutory rate of 21% primarily due to the valuation allowance against certain U.S. and non-U.S. deferred tax assets, the relative mix in earnings and losses in the U.S. versus foreign tax jurisdictions, and the impact of certain discrete tax events and operating results in tax jurisdictions which do not result in a tax benefit.
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
While we have receivables due from federal and state governmental agencies, we do not believe that such receivables represent a credit risk because the related healthcare programs are funded by federal and state governments, and payment is primarily dependent upon submitting appropriate documentation. At June 30, 2020 and December 31, 2019, receivable balances (net of explicit and implicit price concessions) from Medicare and Medicaid were 11% and 6%, respectively, of our consolidated Accounts receivable, net. At June 30, 2020, receivable balances (net of explicit and implicit price concessions) due directly from states, cities and other municipalities, specifically related to our real-time reverse-transcription polymerase chain reaction (real-time RT-PCR) assay to detect the 2019 novel coronavirus disease (COVID-19), were 37.6% of our consolidated Accounts receivable, net.
The portion of our accounts receivable due from individual patients comprises the largest portion of credit risk. At June 30, 2020 and December 31, 2019, receivables due from patients represented approximately 2.0% and 2.5%, respectively, of our consolidated Accounts receivable, net.
We assess the collectability of accounts receivable balances by considering factors such as historical collection experience, customer credit worthiness, the age of accounts receivable balances, regulatory changes and current economic conditions and trends that may affect a customer’s ability to pay. Actual results could differ from those estimates. The allowance for credit losses was $1.6 million and $1.9 million at June 30, 2020 and December 31, 2019, respectively. The credit loss expense for the six months ended June 30, 2020 and 2019 was $0.2 million and $0.2 million, respectively.
Equity-based compensation. We measure the cost of services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is recognized in the Condensed Consolidated Statement of Operations over the period during which an employee is required to provide service in exchange for the award. We record excess tax benefits realized from the exercise of stock options as cash flows from operations. For the six months ended June 30, 2020 and 2019, we recorded $4.0 million and $7.6 million, respectively, of equity-based compensation expense.
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
Foreign currency translation. The financial statements of certain of our foreign operations are measured using the local currency as the functional currency. The local currency assets and liabilities are generally translated at the rate of exchange to the U.S. dollar on the balance sheet date and the local currency revenues and expenses are translated at average rates of exchange to the U.S. dollar during the reporting periods. Foreign currency transaction gains (losses) have been reflected as a component of Other income (expense), net within the Condensed Consolidated Statement of Operations and foreign currency translation gains (losses) have been included as a component of the Condensed Consolidated Statement of Comprehensive Income (Loss).
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

NOTE 3 EARNINGS (LOSS) PER SHARE
Basic income (loss) per share is computed by dividing our net income (loss) by the weighted average number of shares of our common stock par value $0.01 per share (“Common Stock”) outstanding during the period. Shares of Common Stock outstanding under the share lending arrangement entered into in conjunction with the 2025 Notes (as defined in Note 6) are excluded from the calculation of basic and diluted earnings per share because the borrower of the shares is required under the share lending arrangement to refund any dividends paid on the shares lent. Refer to Note 6. For diluted earnings per share, the dilutive impact of stock options and warrants is determined by applying the “treasury stock” method. The dilutive impact of the 2033 Senior Notes, the 2023 Convertible Notes and the 2025 Notes (each, as defined herein and as discussed in Note 6) has been considered using the “if converted” method. For periods in which their effect would be antidilutive, no effect is given to outstanding options, warrants or the potentially dilutive shares issuable pursuant to the 2033 Senior Notes, the 2023 Convertible Notes and the 2025 Notes in the dilutive computation.
A total of 69,505,513 and 68,933,402 potential shares of Common Stock were excluded from the calculation of diluted net loss per share for the three months ended June 30, 2020, and 2019, respectively, because their inclusion would be antidilutive. A total of 69,347,867 and 61,760,134 potential shares of Common Stock were excluded from the calculation of diluted net loss per share for the six months ended June 30, 2020, and 2019, respectively, because their inclusion would be antidilutive. A full presentation of diluted earnings per share has not been provided because the required adjustments to the numerator and denominator resulted in diluted earnings per share equivalent to basic earnings per share.
During the three months ended June 30, 2020, and 2019, no Common Stock options or Common Stock warrants to purchase shares of our Common Stock were exercised, resulting in the issuance of no shares of Common Stock.
During the six months ended June 30, 2020, no Common Stock options or Common Stock warrants to purchase shares of our Common Stock were exercised, resulting in the issuance of no shares of Common Stock.
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

NOTE 4 COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS

(In thousands)	June 30, 2020	December 31, 2019
Accounts receivable, net:
Accounts receivable	$215,925	$136,551
Less: allowance for credit losses	(1,573)	(1,934)
	$214,352	$134,617
Inventories, net:
Consumable supplies	$41,298	$23,005
Finished products	24,259	25,142
Work in-process	4,711	3,238
Raw materials	5,826	4,586
Less: inventory reserve	(3,129)	(2,537)
	$72,965	$53,434
Other current assets and prepaid expenses:
Taxes recoverable	$12,135	$19,808
Prepaid expenses	12,999	8,147
Prepaid insurance	6,274	3,486
Other receivables	661	3,262
Other	19,056	15,839
	$51,125	$50,542
Intangible assets, net:
Customer relationships	$445,144	$445,408
Technologies	296,251	296,246
Trade names	49,771	49,786
Covenants not to compete	16,318	16,318
Licenses	5,766	5,766
Product registrations	7,109	7,578
Other	6,100	6,094
Less: accumulated amortization	(327,334)	(298,234)
	$499,125	$528,962
Accrued expenses:
Inventory received but not invoiced	$49,005	$13,751
Commitments and Contingencies	38,668	38,635
Employee benefits	34,086	33,671
Contract liabilities	16,570	19,196
Clinical trials	6,079	8,122
Contingent consideration	2,375	2,375
Finance leases short-term	2,435	2,743
Professional fees	4,009	1,333
Other	56,884	45,099
	$210,111	$164,925

(In thousands)	June 30, 2020	December 31, 2019

Other long-term liabilities:
Line of credit	$51,489	$44,749
Contingent consideration	7,559	7,308
Mortgages and other debts payable	4,201	3,906
Finance leases long-term	2,960	4,046
Contract liabilities	1,170	2,571
Other	24,274	25,224
	$91,653	$87,804

Our intangible assets and goodwill relate principally to our completed acquisitions of OPKO Renal, OPKO Biologics, EirGen Pharma Limited (“EirGen”) and BioReference. We amortize intangible assets with definite lives on a straight-line basis over their estimated useful lives. The estimated useful lives by asset class are as follows: technologies - 7-17 years, customer relationships - 7-20 years, product registrations - 7-10 years, covenants not to compete - 5 years, trade names - 5-10 years, other 9-13 years. We do not anticipate capitalizing the cost of product registration renewals, rather we expect to expense these costs, as incurred. Our goodwill is not tax deductible for income tax purposes in any jurisdiction in which we operate.
The changes in value of the intangible assets and goodwill during the six months ended June 30, 2020 were primarily due to foreign currency fluctuations between the Chilean Peso, the Euro and the Shekel against the U.S. dollar.
The following table summarizes the changes in Goodwill by reporting unit during the six months ended June 30, 2020.

	2020
(In thousands)	Balance at January 1	Foreign exchange and other	Balance at June 30th
Pharmaceuticals
Rayaldee	$85,605	$100	$85,705
OPKO Chile	4,348	(450)	3,898
OPKO Biologics	139,784	—	139,784
OPKO Health Europe	7,394	9	7,403

Diagnostics
BioReference	434,809	—	434,809
	$671,940	$(341)	$671,599

NOTE 5 INVESTMENTS
Investments
The following table reflects the accounting method, carrying value and underlying equity in net assets of our unconsolidated investments as of June 30, 2020:

(in thousands)
Investment type	Investment Carrying Value	Underlying Equity in Net Assets
Equity method investments	$561	$2,370
Variable interest entity, equity method	836	—
Equity securities	24,777
Equity securities with no readily determinable fair value	35
Warrants and options	51
Total carrying value of investments	$26,260
Equity method investments
Our equity method investments consist of investments in Pharmsynthez (ownership 9%), Cocrystal Pharma, Inc. (“COCP”) (5%), Non-Invasive Monitoring Systems, Inc. (“NIMS”) (1%), Neovasc, Inc. (“Neovasc”) (2%), InCellDx, Inc. (“InCellDx”) (29%), BioCardia, Inc. (“BioCardia”) (2%), and Xenetic Biosciences, Inc. (“Xenetic”) (3%). The aggregate total assets, liabilities, and net losses of our equity method investees as of and for the six months ended June 30, 2020 were $79.7 million, $32.4 million, and $26.6 million, respectively. We have determined that we and/or our related parties can significantly influence control of our equity method investments through our board representation and/or voting power. Accordingly, we account for our investment in these entities under the equity method and record our proportionate share of their losses in Loss from investments in investees in our Condensed Consolidated Statement of Operations. The aggregate value of our equity method investments based on the quoted market prices of their respective shares of common stock and the number of shares held by us as of June 30, 2020 was $7.9 million.
Equity Securities
Our equity securities consist of investments in Phio Pharmaceuticals (“Phio”) (ownership 0.02%), VBI Vaccines Inc. (“VBI”) (3%), ChromaDex Corporation (“ChromaDex”) (0.1%), MabVax Therapeutics Holdings, Inc. (“MabVax”) (1%), and Eloxx Pharmaceuticals, Inc. (“Eloxx”) (3%). We have determined that our ownership, along with that of our related parties, does not provide us with significant influence over the operations of these investments. Accordingly, we account for our investment in these entities as equity securities, and we record changes in the fair value of these investments in Other income (expense) each reporting period when they have readily determinable fair value. Equity securities without a readily determinable fair value are adjusted to fair value when there is an observable price change. Net gains and losses on our equity securities for the six months ended June 30, 2020 were as follows:

(in thousands)
Equity Securities	For the six months ended June 30, 2020
Net gains and losses recognized during the period on equity securities	$5,907
Less: Net gains and losses realized during the period on equity securities	—
Unrealized net gains recognized during the period on equity securities still held at the reporting date	$5,907
Sales of investments
Gains (losses) included in earnings from sales of our investments are recorded in Other income (expense), net in our Condensed Consolidated Statement of Operations. We did not have significant sales activity during the six months ended June 30, 2020 and 2019. The cost of securities sold is based on the specific identification method.
Warrants and options
In addition to our equity method investments and equity securities, we hold options to purchase 47 thousand additional shares of BioCardia, 33 thousand of which were vested as of June 30, 2020, and 33 thousand, 0.7 million, 40 thousand and 404 warrants to purchase shares of COCP, InCellDx, Inc., Xenetic, and Phio, respectively. We recorded the changes in the fair value of the options and warrants in Fair value changes of derivative instruments, net in our Condensed Consolidated Statement of Operations. We also recorded the fair value of the options and warrants in Investments, net in our Condensed Consolidated Balance Sheet. See further discussion of the Company’s options and warrants in Note 8 and Note 9.
Investments in variable interest entities

We have determined that we hold variable interests in Zebra Biologics, Inc. (“Zebra”) based on our assessment that Zebra does not have sufficient resources to carry out its principal activities without additional financial support.
We own 1,260,000 shares of Zebra Series A-2 Preferred Stock and 900,000 shares of Zebra restricted common stock (ownership 29% at June 30, 2020). Zebra is a privately held biotechnology company focused on the discovery and development of biosuperior antibody therapeutics and complex drugs. Dr. Richard Lerner, M.D., a member of our Board of Directors, is a founder of Zebra and, along with Dr. Frost, serves as a member of Zebra’s Board of Directors.
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
NOTE 6 DEBT
On February 25, 2020, we entered into a credit agreement with an affiliate of Dr. Frost, pursuant to which the lender committed to provide us with an unsecured line of credit in the amount of $100 million. Borrowings under the line of credit will bear interest at a rate of 11% per annum and may be repaid and reborrowed at any time. The credit agreement includes various customary remedies for the lender following an event of default, including the acceleration of repayment of outstanding amounts under line of credit. The line of credit matures on February 25, 2025. The line of credit also calls for a commitment fee equal to 0.25% per annum of the unused portion of the line. As of June 30, 2020, no funds were borrowed under the line of credit.
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
In conjunction with the issuance of the 2025 Notes, we agreed to loan up to 30,000,000 shares of our Common Stock to affiliates of the underwriter in order to assist investors in the 2025 Notes to hedge their position. As of June 30, 2020, a total of 29,250,000 shares were issued under the share lending arrangement. We will not receive any of the proceeds from the sale of the borrowed shares, but we received a one-time nominal fee of $0.3 million for the newly issued shares. Shares of our Common Stock outstanding under the share lending arrangement are excluded from the calculation of basic and diluted earnings per share. See Note 3.
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
The following table sets forth information related to the 2025 Notes which is included in our Condensed Consolidated Balance Sheet as of June 30, 2020:

(In thousands)	2025 Senior Notes	Discount	Debt Issuance Cost	Total
Balance at December 31, 2019	$200,000	$(46,774)	$(5,086)	$148,140
Amortization of debt discount and debt issuance costs	—	3,497	381	3,878
Balance at June 30, 2020	$200,000	$(43,277)	$(4,705)	$152,018
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
Purchasers of the 2023 Convertible Notes included an affiliate of Dr. Phillip Frost, M.D., our Chairman and Chief Executive Officer, and Dr. Jane H. Hsiao, Ph.D., MBA, our Vice-Chairman and Chief Technical Officer.

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

In November 2015, BioReference and certain of its subsidiaries entered into a credit agreement with JPMorgan Chase Bank, N.A. (“CB”), as lender and administrative agent, as amended (the “Credit Agreement”). The Credit Agreement provides for a $75.0 million secured revolving credit facility and includes a $20.0 million sub-facility for swingline loans and a $20.0 million sub-facility for the issuance of letters of credit. The Credit Agreement matures on November 5, 2021 and is guaranteed by all of BioReference’s domestic subsidiaries. The Credit Agreement is also secured by substantially all assets of BioReference and its domestic subsidiaries, as well as a non-recourse pledge by us of our equity interest in BioReference. Availability under the Credit Agreement is based on a borrowing base composed of eligible accounts receivables of BioReference and certain of its subsidiaries, as specified therein. As of June 30, 2020, $15.3 million remained available for borrowing under the Credit Agreement. Principal under the Credit Agreement is due upon maturity on November 5, 2021.

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

        As of June 30, 2020, $51.5 million outstanding under the Credit Agreement was included within Other long-term liabilities.

The Credit Agreement contains customary covenants and restrictions, including, without limitation, covenants that require BioReference and its subsidiaries to maintain a minimum fixed charge coverage ratio if availability under the new credit facility falls below a specified amount and to comply with laws and restrictions on the ability of BioReference and its subsidiaries to incur additional indebtedness or to pay dividends and make certain other distributions to the Company, subject to certain exceptions as specified therein. Failure to comply with these covenants would constitute an event of default under the Credit Agreement, notwithstanding the ability of BioReference to meet its debt service obligations. The Credit Agreement also includes various customary remedies for the lenders following an event of default, including the acceleration of repayment of outstanding amounts under the Credit Agreement and execution upon the collateral securing obligations under the Credit Agreement. Substantially all the assets of BioReference and its subsidiaries are restricted from sale, transfer, lease, disposal or distributions to the Company, subject to certain exceptions. As of June 30, 2020, BioReference and its subsidiaries had net assets of approximately $913.2 million, which included goodwill of $434.8 million and intangible assets of $345.9 million.
In addition to the Credit Agreement with CB, we had line of credit agreements with eleven other financial institutions as of both June 30, 2020 and December 31, 2019 in the U.S., Chile and Spain. These lines of credit are used primarily as a source of working capital for inventory purchases.
The following table summarizes the amounts outstanding under the BioReference, Chilean and Spanish lines of credit:

(Dollars in thousands)			Balance Outstanding
Lender	Interest rate on borrowings at June 30, 2020	Credit line capacity	June 30, 2020	December 31, 2019
JPMorgan Chase	3.67%	$75,000	$51,489	$44,750
Itau Bank	5.50%	1,810	530	472
Bank of Chile	6.60%	3,800	865	851
BICE Bank	5.50%	2,500	1,019	1,429
BBVA Bank	5.50%	3,250	—	11
Security Bank	5.50%	—	—	588
Estado Bank	5.50%	3,500	1,974	1,365
Santander Bank	5.50%	4,500	2,648	1,943
Scotiabank	5.00%	1,800	1,095	668
Corpbanca	5.00%	3,917	3,917	—
Banco De Sabadell	1.30%	337	—	—
Banco Bilbao Vizcaya	1.70%	337	—	—
Banco Santander	1.82%	561	—	—
Total		$101,312	$63,537	$52,077
At June 30, 2020 and December 31, 2019, the weighted average interest rate on our lines of credit was approximately 4.2% and 4.0%, respectively.
At June 30, 2020 and December 31, 2019, we had notes payable and other debt (excluding the 2033 Senior Notes, the 2023 Convertible Notes, the 2025 Notes, the Credit Agreement and amounts outstanding under lines of credit described above) as follows:

(In thousands)	June 30, 2020	December 31, 2019
Current portion of notes payable	$2,415	$2,494
Other long-term liabilities	4,936	4,723
Total	$7,351	$7,217
The notes and other debt mature at various dates ranging from 2020 through 2024, bearing variable interest rates from 0.7% up to 3.8%. The weighted average interest rate on the notes and other debt was 2.6% and 2.7% on June 30, 2020 and December 31, 2019. The notes are partially secured by our office space in Barcelona.

NOTE 7 ACCUMULATED OTHER COMPREHENSIVE LOSS
For the six months ended June 30, 2020, changes in Accumulated other comprehensive loss, net of tax, were as follows:

(In thousands)	Foreign currency translation
Balance at December 31, 2019	$(22,070)
Other comprehensive loss	(3,682)
Balance at June 30, 2020	$(25,752)

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
As of June 30, 2020, we had equity securities (refer to Note 5), forward foreign currency exchange contracts for inventory purchases (refer to Note 9) and contingent consideration related to the acquisitions of CURNA, OPKO Diagnostics and OPKO Renal that are required to be measured at fair value on a recurring basis. In addition, in connection with our investment and our consulting agreement with BioCardia, we record the related BioCardia options at fair value as well as the warrants from COCP, InCellDx, Xenetic and Phio.
Our financial assets and liabilities measured at fair value on a recurring basis are as follows:

	Fair value measurements as of June 30, 2020
(In thousands)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Assets:
Equity securities	$24,777	$—	$—	$24,777
Common stock options/warrants	—	51	—	51
Forward contracts	—	215	—	215
Total assets	$24,777	$266	$—	$25,043
Liabilities:
Contingent consideration	—	—	9,934	9,934
Total liabilities	$—	$—	$9,934	$9,934

	Fair value measurements as of December 31, 2019
(In thousands)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Assets:
Equity securities	$18,870	$—	$—	$18,870
Common stock options/warrants	—	120	—	120
Forward contracts	—	133	—	133
Total assets	$18,870	$253	$—	$19,123
Liabilities:
Contingent consideration	—	—	9,683	9,683
Total liabilities	$—	$—	$9,683	$9,683

There have been no transfers between Level 1 and Level 2 and no transfers to or from Level 3 of the fair value hierarchy.
As of June 30, 2020 and December 31, 2019, the carrying value of our other financial instrument assets approximates their fair value due to their short-term nature or variable rate of interest.
The following table reconciles the beginning and ending balances of our Level 3 assets and liabilities as of June 30, 2020:

June 30, 2020
(In thousands)	Contingent consideration
Balance at December 31, 2019	$9,683
Change in fair value:
Included in results of operations	251
Balance at June 30, 2020	$9,934
The estimated fair values of our financial instruments have been determined by using available market information and what we believe to be appropriate valuation methodologies. We use the following methods and assumptions in estimating fair value:
Contingent consideration – We estimate the fair value of the contingent consideration utilizing a discounted cash flow model for the expected payments based on estimated timing and expected revenues. We use several discount rates depending on each type of contingent consideration related to OPKO Diagnostics, CURNA and OPKO Renal transactions. As of June 30, 2020, of the $9.9 million of contingent consideration, $2.4 million was recorded in Accrued expenses and $7.6 million was recorded in Other long-term liabilities. As of December 31, 2019, of the $9.7 million of contingent consideration, $2.4 million was recorded in Accrued expenses and $7.3 million was recorded in Other long-term liabilities.

NOTE 9 DERIVATIVE CONTRACTS
The following table summarizes the fair values and the presentation of our derivative assets (liabilities) in the Condensed Consolidated Balance Sheets:

(In thousands)	Balance Sheet Component	June 30, 2020	December 31, 2019
Derivative financial instruments:
Common Stock options/warrants	Investments, net	$51	$120
Forward contracts	Unrealized gains on forward contracts are recorded in Other current assets and prepaid expenses. Unrealized (losses) on forward contracts are recorded in Accrued expenses.	$215	$133
We enter into foreign currency forward exchange contracts in an effort to mitigate the effects of exchange rate differences arising from inventory purchases on letters of credit. Under these forward contracts, for any rate above or below the fixed rate, we receive or pay the difference between the spot rate and the fixed rate for the given amount at the settlement date.
To qualify the derivative instrument as a hedge, we are required to meet strict hedge effectiveness and contemporaneous documentation requirements at the initiation of the hedge and assess the hedge effectiveness on an ongoing basis over the life of the hedge. At June 30, 2020 and December 31, 2019, our derivative financial instruments did not meet the documentation requirements to be designated as hedges. Accordingly, we recognize the changes in Fair value of derivative instruments, net in our Condensed Consolidated Statement of Operations. The following table summarizes the losses and gains recorded for the three and six months ended June 30, 2020 and 2019:

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2020	2019	2020	2019
Derivative gain (loss):
Common Stock options/warrants	$(7)	$(392)	$(69)	$(24)
Forward contracts	(6)	4	677	51
Total	$(13)	$(388)	$608	$27

NOTE 10 RELATED PARTY TRANSACTIONS
On February 25, 2020, we entered into a credit agreement with an affiliate of Dr. Frost, pursuant to which the lender committed to provide us with an unsecured line of credit in the amount of $100 million. Borrowings under the line of credit will bear interest at a rate of 11% per annum and may be repaid and reborrowed at any time. The credit agreement includes various customary remedies for the lender following an event of default, including the acceleration of repayment of outstanding amounts under line of credit. The line of credit matures on February 25, 2025. The line of credit also calls for a commitment fee equal to 0.25% per annum of the unused portion of the line. As of June 30, 2020, no funds were borrowed under the line of credit.
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
We hold investments in Zebra (ownership 29%), Neovasc (2%), ChromaDex Corporation (0.1%), MabVax (1%), COCP (5%), NIMS (1%), Eloxx (3%), and BioCardia (2%). These investments were considered related party transactions as a result of our executive management’s ownership interests and/or board representation in these entities. See further discussion of our investments in Note 5.
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
We reimburse Dr. Frost for Company-related use by Dr. Frost and our other executives of an airplane owned by a company that is beneficially owned by Dr. Frost. We reimburse Dr. Frost for out-of-pocket operating costs for the use of the airplane by Dr. Frost or Company executives for Company-related business. We do not reimburse Dr. Frost for personal use of the airplane by Dr. Frost or any other executive. For the three and six months ended June 30, 2020, we reimbursed approximately $0 thousand and $94 thousand, respectively, for Company-related travel by Dr. Frost and other OPKO executives. For the three and six months ended June 30, 2019, we reimbursed approximately $122 thousand and $160 thousand, respectively, for Company-related travel by Dr. Frost and other OPKO executives.

NOTE 11 COMMITMENTS AND CONTINGENCIES
In connection with our acquisitions of CURNA, OPKO Diagnostics and OPKO Renal, we agreed to pay future consideration to the sellers upon the achievement of certain events. As a result, as of June 30, 2020, we recorded $9.9 million as contingent consideration, with $2.4 million recorded within Accrued expenses and $7.6 million recorded within Other long-term liabilities in the accompanying Condensed Consolidated Balance Sheets. Refer to Note 4.
On June 3, 2019, BioReference reported that Retrieval-Masters Creditors Bureau, Inc. d/b/a American Medical Collection Agency (“AMCA”), had notified BioReference about a data security incident involving AMCA (the “AMCA Incident”). AMCA informed BioReference that an unauthorized user had access to AMCA’s system between August 1, 2018 and March 30, 2019. AMCA advised that AMCA’s affected system may have included patient name, date of birth, address, phone, date of service, provider, and balance information, as well as credit card information, bank account information (but no passwords or security questions) and email addresses that were provided by the consumer to AMCA. AMCA advised BioReference that no Social Security Numbers were compromised, and BioReference provided no laboratory results or diagnostic information to AMCA. BioReference notified patients and provided notice to the Office of Civil Rights of the AMCA Incident. BioReference had been named in at least two class action lawsuits against AMCA and other defendants in connection with the AMCA Incident. In April 2020, the class action lawsuits against BioReference were dismissed without prejudice. The Office of Inspector General and Office for Civil Rights (“OCR”) of the Department of Health and Human Services, as well as the attorney generals’ offices from certain states have contacted BioReference to request additional information relating to the AMCA Incident. It is not possible at this time to estimate the amount of loss or range of loss, if any, that might result from adverse judgments, settlements, fines, penalties, or other resolution of these proceedings and investigations based on the stage of these proceedings and investigations, the absence of specific allegations as to alleged damages, the uncertainty as to whether the class action lawsuits or other lawsuits will be filed or refiled, and/or the lack of resolution of significant factual and legal issues.
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
Following the SEC’s announcement of the SEC Complaint, we were named in several class action lawsuits, more than a dozen derivative suits, and other litigation relating to the allegations in the SEC Complaint among other matters. On June 26, 2020, The Amitim Funds, the lead plaintiff in the class action lawsuits filed a Stipulation of Settlement in the Southern District of Florida of behalf of itself and the remainder of the class, which, if approved, will provide for the settlement of and release of the class action claims against the Company and Dr. Frost for $16.5 million. We reached agreement with our insurance carriers with respect to claims made in the class action and derivative lawsuits and we expect insurance coverage for a significant portion of the settlement amounts. The settlement remains subject to certain terms and conditions including court approval. The Company is also in advanced negotiations to settle the derivative suits.
In April 2017, the Civil Division of the United States Attorney’s Office for the Southern District of New York (the “SDNY”) informed BioReference that it believes that, from 2008 to 2012, BioReference had, in violation of the False Claims Act, improperly billed Medicare and TRICARE (both are federal government healthcare programs) for clinical laboratory services provided to hospital inpatient beneficiaries at certain hospitals. In April 2019, the SDNY also informed BioReference that it believes that BioReference provided physicians subsidies for electronic health record systems prior to 2012 that violated regulations adopted by HHS in 2006 which allowed laboratories to provide these donations under certain conditions. BioReference and the SDNY are in negotiations to resolve the matter.
On October 11, 2019, GeneDx received a letter from the Centers for Medicare and Medicaid Services (“CMS”), notifying GeneDx of CMS’ determination to suspend Medicare payments to GeneDx, which suspension became effective on September 27, 2019 (the “CMS Letter”). The CMS Letter specifically stated that the foregoing suspension may last for up to

180 days from the effective date and may be extended under certain circumstances. CMS advised that it suspended payments due to possible overpayments to GeneDx in connection with reimbursement claims for genetic testing services based on a diagnosis of family history of cancer, which testing CMS has alleged is not covered by Medicare under the applicable provisions of the Social Security Act on the basis that such testing is not reasonable and necessary for the diagnosis or treatment of illness or injury. On or around February 3, 2020, we were notified that CMS was lifting the payment suspension. CMS noted, however, that the decision to lift the payment suspension should not be construed as a positive determination regarding GeneDx’s Medicare billing. There can be no assurance that CMS and other governmental payor programs will not seek to recoup payments from us, suspend reimbursement or seek overpayment damages from GeneDx.
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
At June 30, 2020, we were committed to make future purchases for inventory and other items in 2020 that occur in the ordinary course of business under various purchase arrangements with fixed purchase provisions aggregating approximately $154.2 million.
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
The complexities and ambiguities of billing, reimbursement regulations and claims processing, as well as considerations unique to Medicare and Medicaid programs, require us to estimate the potential for retroactive adjustments as an element of variable consideration in the recognition of revenue in the period the related services are rendered. Actual amounts are adjusted in the period those adjustments become known. For the six months ended June 30, 2020 and 2019, revenue increases (reductions) due to changes in estimates of implicit price concessions for performance obligations satisfied in prior periods of $0.2 million and $(14.3) million, respectively, were recognized.
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
Settlements with third-party payors for retroactive adjustments due to audits, reviews or investigations are also considered variable consideration and are included in the determination of the estimated transaction price for providing services. These settlements are estimated based on the terms of the payment agreement with the payor, correspondence from the payor and our historical settlement activity, including an assessment of the probability a significant reversal of cumulative revenue recognized will occur when the uncertainty is subsequently resolved. Estimated settlements are adjusted in future periods as adjustments become known (that is, new information becomes available), or as years are settled or are no longer subject to such audits, reviews, and investigations. As of June 30, 2020 and December 31, 2019, we had liabilities of approximately $21.4 million and $27.3 million, respectively, within Accrued expenses and Other long-term liabilities related to reimbursements for payor overpayments.
The composition of Revenue from services by payor for the six months ended June 30, 2020 and 2019 was as follows:

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2020	2019	2020	2019
Healthcare insurers	$84,082	$106,278	$183,232	$211,207
Government payers	15,886	28,634	42,784	59,037
Client payers	141,090	38,101	180,191	76,559
Patients	9,913	5,445	15,604	10,546
Total	$250,971	$178,458	$421,811	$357,349
Client payers include cities and states for which BioReference provides COVID-19 testing services.
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
We recognize revenue for shipments of Rayaldee at the time of delivery to customers after estimating Sales Deductions and product returns as elements of variable consideration utilizing historical information and market research projections. For the three and six months ended June 30, 2020, we recognized $8.6 million and $18.6 million, respectively, in net product revenue from sales of Rayaldee. For the three and six months ended June 30, 2019, we recognized $5.7 million and $11.5 million, respectively, in net product revenue from sales of Rayaldee.
The following table presents an analysis of product sales allowances and accruals for the three and six months ended June 30, 2020:

(In thousands)	Chargebacks, discounts, rebates and fees	Governmental	Returns	Total
Balance at March 31, 2020	$2,863	$6,199	$3,332	$12,394
Provision related to current period sales	4,468	9,073	686	14,227
Credits or payments made	(4,441)	(8,273)	(188)	(12,902)
Balance at June 30, 2020	$2,890	$6,999	$3,830	$13,719

Total gross Rayaldee sales				$22,876
Provision for Rayaldee sales allowances and accruals as a percentage of gross Rayaldee sales				62%

(In thousands)	Chargebacks, discounts, rebates and fees	Governmental	Returns	Total
Balance at December 31, 2019	$3,194	$5,841	$2,751	$11,786
Provision related to current period sales	9,293	16,281	1,389	26,963
Credits or payments made	(9,597)	(15,123)	(310)	(25,030)
Balance at June 30, 2020	$2,890	$6,999	$3,830	$13,719

Total gross Rayaldee sales				$45,559
Provision for Rayaldee sales allowances and accruals as a percentage of gross Rayaldee sales				59%
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
For the three and six months ended June 30, 2020, revenue from transfer of intellectual property principally reflects $13.9 million and $22.7 million of revenue, respectively, related to the Pfizer Transaction (as defined below). In addition, revenue from the transfer of intellectual property and other for the three and six months ended June 30, 2020 includes a $6.2 million grant received by BioReference from the CARES Act. For the three and six months ended June 30, 2019, revenue from the transfer of intellectual property principally reflects $18.2 million and $35.6 million of revenue, respectively, related to the Pfizer Transaction. Refer to Note 13 for discussion of the Pfizer Transaction. Total contract liabilities included in Accrued expenses and Other long-term liabilities was $17.7 million and $21.8 million at June 30, 2020 and December 31, 2019, respectively. The contract liability balance at June 30, 2020 related primarily to accelerated payments received as part of the COVID-19 Aid, Relief, and Economic Security (CARES) Act. Refer to Note 2.
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
Under the terms of the VFMCRP Agreement, as amended, EirGen granted to VFMCRP an exclusive license in the VFMCRP Territory in the VFMCRP Field to use certain EirGen patents and technology to make, have made, use, sell, offer for sale, and import Products and to develop, commercialize, have commercialized, and otherwise exploit the Product. EirGen received a non-refundable and non-creditable initial payment of $50 million, which was recognized in Revenue from the transfer of intellectual property and other in our Consolidated Statement of Operations in 2016. EirGen also received a $2.0 million payment triggered by the approval of Rayaldee in Canada for the treatment of SHPT in adults with stage 3 or 4 CKD and vitamin D insufficiency in July 2018. EirGen is also eligible to receive up to an additional $20 million in regulatory milestones (“Regulatory Milestones”) and $210 million in Sales Milestones tied to launch, pricing and sales of Rayaldee (“Sales Milestones”), and will receive tiered royalties on sales of the product at percentage rates that range from the mid-teens to the mid-twenties or a minimum royalty, whichever is greater, upon the commencement of sales of the Product within the VFMCRP Territory and in the VFMCRP Field.
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

In May 2020, we entered into an Amended and Restated Development and Commercialization License Agreement (the “Restated Agreement”) with Pfizer, effective January 1, 2020, pursuant to which the parties agreed, among other things, to share all costs for Manufacturing Activities, as defined in the Restated Agreement, for developing a licensed product for the three indications included in the Agreement.
On October 21, 2019, we and Pfizer announced that the global phase 3 trial evaluating Somatrogon (hGH-CTP) dosed once-weekly in prepubertal children with GHD met its primary endpoint of non-inferiority to daily Genotropin® (somatropin) for injection, as measured by annual height velocity at 12 months.
Under the terms of the Pfizer Transaction, as restated, we received non-refundable and non-creditable upfront payments of $295.0 million and are eligible to receive up to an additional $275.0 million upon the achievement of certain regulatory milestones. Pfizer received the exclusive license to commercialize hGH-CTP worldwide. In addition, we are eligible to receive initial tiered royalty payments associated with the commercialization of hGH-CTP for adult GHD with percentage rates ranging from the high teens to mid-twenties. Upon the launch of hGH-CTP for pediatric GHD in certain major markets, the royalties will transition to regional, tiered gross profit sharing for both hGH-CTP and Pfizer’s Genotropin®.
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
We recognized the non-refundable $295.0 million upfront payments as revenue as the research and development services were completed and as of June 30, 2020, we had no contract liabilities related to the Pfizer Transaction.
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
TESARO
In November 2009, we entered into an asset purchase agreement (the “NK-1 Agreement”) under which we acquired VARUBI™ (rolapitant) and other neurokinin-1 (“NK-1”) assets from Merck. In December 2010, we entered into an exclusive license agreement with TESARO, Inc. (“TESARO”), in which we out-licensed the development, manufacture, commercialization and distribution of our lead NK-1 candidate, VARUBI™ (the “TESARO License”). Under the terms of the license, we received a $6.0 million upfront payment from TESARO and we received $30 million of milestone payments from TESARO upon achievement of certain regulatory and commercial sale milestones and we are eligible to receive additional commercial milestone payments of up to $85 million if specified levels of annual net sales are achieved. The sales based milestone payments will be recognized as revenue in full in the period in which the associated sales occur. For the six months ended June 30, 2020 and 2019, no revenue was recognized related to the achievement of the milestones under the TESARO License.
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
Information regarding our operations and assets for our operating segments and the unallocated corporate operations as well as geographic information are as follows:

	For the three months ended June 30,		For the six months ended June 30,
(In thousands)	2020	2019	2020	2019
Revenue from services:
Pharmaceutical	$—	$—	$—	$—
Diagnostics	250,971	178,458	421,811	357,349
Corporate	—	—	—	—
	$250,971	$178,458	$421,811	$357,349
Revenue from products:
Pharmaceutical	$29,356	$28,680	$60,430	$53,981
Diagnostics	—	—	—	—
Corporate	—	—	—	—
	$29,356	$28,680	$60,430	$53,981
Revenue from transfer of intellectual property and other:
Pharmaceutical	$14,686	$19,230	$24,239	$37,490
Diagnostics	6,194	—	6,194	—
Corporate	—	—	—	—
	$20,880	$19,230	$30,433	$37,490
Operating loss:
Pharmaceutical	$(5,996)	$(8,556)	$(20,121)	$(38,033)
Diagnostics	40,935	(28,013)	22,803	(61,582)
Corporate	(7,760)	(10,691)	(16,263)	(22,962)
	$27,179	$(47,260)	$(13,581)	$(122,577)
Depreciation and amortization:
Pharmaceutical	$7,119	$7,382	$14,240	$14,908
Diagnostics	15,147	16,260	30,019	32,530
Corporate	—	19	59	39
	$22,266	$23,661	$44,318	$47,477
Loss from investment in investees:
Pharmaceutical	$(189)	$(271)	$(323)	$(2,125)
Diagnostics	—	—	—	—
Corporate	—	—	—	—
	$(189)	$(271)	$(323)	$(2,125)
Revenues:
United States	$265,890	$184,310	$446,761	$369,203
Ireland	16,847	22,174	28,749	42,707
Chile	11,152	9,051	22,002	16,915
Spain	4,136	4,876	8,292	9,294
Israel	1,183	3,768	2,890	6,884
Mexico	1,866	2,058	3,708	3,589
Other	133	131	272	228
	$301,207	$226,368	$512,674	$448,820

(In thousands)	June 30, 2020	December 31, 2019
Assets:
Pharmaceutical	$1,148,151	$1,174,639
Diagnostics	1,121,202	1,035,112
Corporate	54,381	99,521
	$2,323,734	$2,309,272
Goodwill:
Pharmaceutical	$236,790	$237,131
Diagnostics	434,809	434,809
Corporate	—	—
	$671,599	$671,940

No customer represented more than 10% of our total consolidated revenue during the six months ended June 30, 2020 and 2019. As of June 30, 2020 and December 31, 2019, no customer represented more than 10% of our accounts receivable balance.
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
The following table presents the lease balances within the Condensed Consolidated Balance Sheet as of June 30, 2020:

(in thousands)	Classification on the Balance Sheet	June 30, 2020	December 31, 2019
Assets
Operating lease assets	Operating lease right-of-use assets	$38,469	$39,380
Finance lease assets	Property, plant and equipment, net	5,395	6,789

Liabilities
Current
Operating lease liabilities	Current maturities of operating leases	10,298	12,038
Accrued expenses	Current maturities of finance leases	2,435	2,743
Long-term
Operating lease liabilities	Operating lease liabilities	28,759	27,665
Other long-term liabilities	Finance lease liabilities	$2,960	$4,046

Weighted average remaining lease term
Operating leases		5.7 years	5.6 years
Finance leases		2.5 years	2.6 years
Weighted average discount rate
Operating leases		6.4%	6.3%
Finance leases		3.9%	3.0%

The following table reconciles the undiscounted future minimum lease payments (displayed by year and in the aggregate) under noncancelable operating leases with terms of more than one year to the total operating lease liabilities recognized on our Condensed Consolidated Balance Sheet as of June 30, 2020:

(in thousands)	Operating	Finance
July 1, 2020 through December 31, 2020	$6,604	$1,404
2021	7,479	2,186
2022	6,506	1,175
2023	5,845	590
2024	4,671	249
Thereafter	17,374	—
Total undiscounted future minimum lease payments	48,479	5,604
Less: Difference between lease payments and discounted lease liabilities	9,422	209
Total lease liabilities	$39,057	$5,395
Expense under operating leases and finance leases was $9.7 million and $1.2 million, respectively, for the six months ended June 30, 2020, which includes $1.6 million of variable lease costs. Expense under operating leases and finance leases was $9.8 million and $2.0 million, respectively, for the six months ended June 30, 2019, which includes $1.7 million of variable lease costs. Operating lease costs and finance lease costs are included within Operating loss in the Condensed Consolidated Statement of Operations. Short-term lease costs were not material.
Supplemental cash flow information is as follows:

(in thousands)	For the six months ended June 30,
	2020	2019
Operating cash out flows from operating leases	$9,804	$10,804
Operating cash out flows from finance leases	86	234
Financing cash out flows from finance leases	1,026	1,590
Total	$10,916	$12,628

NOTE 16 SUBSEQUENT EVENTS
The complexities and ambiguities of billing, reimbursement regulations and claims processing, as well as considerations unique to Medicare and Medicaid programs, require us to estimate the potential for retroactive adjustments as an element of variable consideration in the recognition of revenue in the period the related services are rendered. In July 2020, we received a favorable Medicare appeal decision from Novitas Solutions Inc. (“Novitas”) for previously denied Medicare claims for 4Kscore tests we performed during 2019. As a result of the favorable appeal, Medicare will reimburse us for such 4Kscore tests for patients who meet defined criteria. Due to a prior non-coverage determination by Novitas, no revenue was previously recognized for these 4Kscore tests and therefore we recognized $10.9 million for the previously denied 4Kscore tests as a component of Revenue from services for the three and six months ended June 30, 2020.
We have reviewed all subsequent events and transactions that occurred after the date of our June 30, 2020 Condensed Consolidated Balance Sheet, through the time of filing this Quarterly Report on Form 10-Q.

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
We are a diversified healthcare company that seeks to establish industry-leading positions in large and rapidly growing medical markets. Our diagnostics business includes BioReference Laboratories Inc. (“BioReference”), one of the nation’s largest full service laboratories with a core genetic testing business and an almost 300-person sales and marketing team to drive growth and leverage new products, including the 4Kscore test. Our pharmaceutical business features Rayaldee, an FDA-approved treatment for secondary hyperparathyroidism (“SHPT”) in adults with stage 3 or 4 chronic kidney disease (“CKD”) and vitamin D insufficiency (launched in November 2016), OPK88004, a selective androgen receptor modulator which we are exploring for various potential indications, and OPK88003, a once or twice weekly oxyntomodulin for type 2 diabetes and obesity which is a clinically advanced drug candidate among the new class of GLP-1 glucagon receptor dual agonists (phase 2b). Our pharmaceutical business also features hGH-CTP, a once-weekly human growth hormone injection for which we have partnered with Pfizer and successfully completed a phase 3 study in August 2019.
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

RECENT DEVELOPMENTS

In June 2020, we announced that the Japan Phase 3 clinical trial met its primary and secondary objectives, and demonstrated that the efficacy and safety of Somatrogon administered weekly was comparable to GENOTROPIN® for injection administered once-daily as measured by annual height velocity after 12 months of treatment in treatment-naïve Japanese pre-pubertal children with GHD. The findings were consistent with the results previously reported in the Phase 3 global study.

RESULTS OF OPERATIONS
Impact of COVID-19
As the disease caused by SARS-CoV-2, a novel strain of coronavirus, COVID-19 continues to spread and severely impact the economy of the U.S. and other countries around the world, we are committed to being a part of the coordinated public and private sector response to this unprecedented challenge. In response to the COVID-19 pandemic, BioReference is accepting specimens for two types of COVID-19 testing, diagnostic molecular testing and serology antibody testing, from healthcare providers, clinics and health and hospital systems throughout the U.S., to promote earlier diagnosis of the coronavirus, assess a patient’s immune response to the virus and aid in limiting spread of infection. In addition to its robust nationwide COVID-19 testing offering, BioReference has partnerships with the New York State Department of Health, the New York City Health and Hospital Corporation (NYC Health + Hospitals), the State of New Jersey, the State of Florida and the cities of Detroit and Miami, among others, to provide COVID-19 testing. BioReference performed approximately 331.6 thousand serology antibody tests and 2.2 million diagnostic molecular tests for COVID-19 during the three months ended June 30, 2020, which represented 28.1% of BioReference’s total test volume during the second quarter of 2020. For serologic antibody testing, BioReference has partnered with the State of New York, New York City and a number of employers and government agencies, with the capacity to perform up to 400,000 tests per day and for diagnostic molecular tests, BioReference has the capacity to perform more than 50,000 tests per day.
We have put preparedness plans in place at our facilities to maintain continuity of operations, while also taking steps to keep colleagues and customers healthy and safe. In line with recommendations to reduce large gatherings and increase social distancing, we have, where practical, transitioned many office-based colleagues to a remote work environment.

Beginning in March 2020, BioReference experienced, and continues to experience, a decline in routine clinical and genomics testing volumes due to the COVID-19 pandemic. Excluding COVID-19 test volumes, for the three months ended June 30, 2020, volumes in our diagnostics segment were down 46.5% as compared to volumes in the second quarter of 2019. Additionally, sales of Rayaldee have not increased in accordance with its expected growth trajectory as a result of challenges in onboarding new patients due to the COVID-19 pandemic. Federal, state and local governmental policies and initiatives designed to reduce the transmission of COVID-19 have resulted in, among other things, a significant reduction in physician office visits, the cancellation of elective medical procedures, customers closing or severely curtailing their operations (voluntarily or in response to government orders), and the adoption of work-from-home or shelter-in-place policies, all of which have had, and may continue to have, an adverse impact on our operating results, cash flows and financial condition, including continued declines in testing volumes. It is also possible that we will experience an adverse impact on cash collections as a result of the impact of the COVID-19 pandemic. As stay at home orders and other restrictions have been lifted, we have seen our routine clinical and genomic testing volumes trending towards normalization with prior periods, however should stay at home orders or other restrictions be reenacted, we could see our routine testing levels decline. We also continue to see a substantial need for COVID-19 testing by our existing clients and expect new clients as infection rates for the virus continue to increase across the country.
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
We have received, or expect to receive a number of benefits under The CARES Act including, but not limited to:
•We received approximately $14 million under The Centers for Medicare & Medicaid Services (CMS) Accelerated and Advance Payment Program, which provides accelerated payments to Medicare providers/suppliers working to provide treatment to patients and combat the COVID-19 pandemic, and the amounts advanced are loans which will be offset against future claims and must be repaid;
•We are eligible to defer depositing the employer’s share of Social Security taxes for payments due from March 27, 2020 through December 31, 2020, interest-free and penalty-free;
•We received approximately $6.2 million during the three months ended June 30, 2020 from the initial tranche of funds that was distributed to healthcare providers for related expenses or lost revenues that are attributable to the COVID-19 pandemic;
•U.S. Department of Health and Human Services (HHS), will provide claims reimbursement to healthcare providers generally at Medicare rates for testing uninsured patients; and

•Clinical laboratories are provided a one-year reprieve from the reporting requirements under the Protecting Access to Medicare Act (“PAMA”) as well as a one-year delay of reimbursement rate reductions for clinical laboratory services provided under Medicare that were scheduled to take place in 2021.
In April 2020, we took certain temporary actions to manage our workforce costs including reduced hours for employees whose work was significantly impacted and temporary furloughs for non-essential employees with diminished work requirements. Substantially all of our furloughed employees have returned, and in the second quarter of 2020 we hired approximately 2,000 additional employees to support COVID-19 testing and the continued increase to normalized levels of routine clinical and genomic testing.
Since the pandemic began in the U.S., we have invested, and expect to continue to invest, in testing capabilities and infrastructure to meet demand for our molecular and antibody testing for COVID-19.

FOR THE THREE MONTHS ENDED JUNE 30, 2020 AND 2019
Our consolidated income (loss) from operations for the three months ended June 30, 2020 and 2019 is as follows:

	For the three months ended June 30,
(In thousands)	2020	2019	Change
Revenues:
Revenue from services	$250,971	$178,458	$72,513
Revenue from products	29,356	28,680	676
Revenue from transfer of intellectual property and other	20,880	19,230	1,650
Total revenues	301,207	226,368	74,839
Costs and expenses:
Cost of revenue	162,651	144,223	18,428
Selling, general and administrative	77,721	88,475	(10,754)
Research and development	17,608	28,286	(10,678)
Contingent Consideration	1,111	(3,775)	4,886
Amortization of intangible assets	14,937	16,419	(1,482)
Total costs and expenses	274,028	273,628	400
Income (loss) from operations	27,179	(47,260)	74,439
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

Diagnostics

	For the three months ended June 30,
(In thousands)	2020	2019	Change
Revenues
Revenue from services	$250,971	$178,458	$72,513
Revenue from transfer of intellectual property and other	6,194	—	6,194
Total revenues	257,165	178,458	78,707
Costs and expenses:
Cost of revenue	144,783	129,802	14,981
Selling, general and administrative	57,712	62,322	(4,610)
Research and development	3,785	3,458	327
Contingent Consideration	35	91	(56)
Amortization of intangible assets	9,915	10,798	(883)
Total costs and expenses	216,230	206,471	9,759
Income (loss) from operations	40,935	(28,013)	68,948

Revenue. Revenue from services for the three months ended June 30, 2020 increased by approximately $72.5 million compared to the three months ended June 30, 2019, primarily due to the positive impacts of increased COVID-19 testing volumes. Revenue from services further benefited from the successful appeal of previously denied Medicare claims for the 4Kscore test resulting in approximately $10.9 million of incremental revenue. In addition, Revenue from transfer of intellectual property and other for the three months ended June 30, 2020 included a $6.2 million grant received by BioReference from the CARES Act. BioReference performed approximately 331.6 thousand serology antibody tests and 2.2 million diagnostic molecular tests for COVID-19 during the three months ended June 30, 2020, which represented 28.1% of its total testing volume for the second quarter of 2020. Additionally, BioReference experienced $5.6 million of higher net reimbursement on our genomic testing due to a test mix shift of increased whole exome sequencing. This was partially offset by the negative impacts of:
•Reduced clinical test volumes and genomics test volumes at BioReference of $68.3 million and $13.6 million, respectively, exclusive of COVID-19 test volumes. The decline in volume reflects the negative impacts from the COVID-19 pandemic, principally from referring physician office closures and stay-at-home guidance throughout states in which we predominately operate, and declines in routine clinical and genomics testing, which declined 46.5% versus the Company's normal daily levels.
•$1.0 million from lower net reimbursement on our clinical testing resulting from the latest negative impact of the PAMA price reduction that went into effect January 1, 2020 and were partially offset by improved operational procedures and a flattening of our denial rate.
Estimated collection amounts are subject to the complexities and ambiguities of billing, reimbursement regulations and claims processing, as well as considerations unique to Medicare and Medicaid programs, and require us to consider the potential for retroactive adjustments when estimating variable consideration in the recognition of revenue in the period the related services are rendered. For the three months ended June 30, 2020 and 2019, revenue increases (reductions) due to changes in estimates of implicit price concessions for performance obligations satisfied in prior periods of $9.0 million and $(5.9) million, respectively, were recognized.
The composition of Revenue from services by payor for the three months ended June 30, 2020 and 2019 was as follows:

	Three months ended June 30,
(In thousands)	2020	2019
Healthcare insurers	$84,082	$106,278
Government payers	15,886	28,634
Client payers	141,090	38,101
Patients	9,913	5,445
Total	$250,971	$178,458

Client payers include cities and states for which BioReference provides COVID-19 testing services.
Cost of revenue. Cost of revenue for the three months ended June 30, 2020 increased $15.0 million compared to the three months ended June 30, 2019. Cost of revenue increased $44.9 million due to labor and material costs to produce COVID-19 testing volumes during the three months ended June 30, 2020, which was partially offset by an overall reduction in other clinical and genomic test volumes, and to cost reduction initiatives, which resulted in per patient encounter efficiency gains at BioReference.
Selling, general and administrative expenses. Selling, general and administrative expenses for the three months ended June 30, 2020 and 2019 were $57.7 million and $62.3 million, respectively. The decrease in selling, general and administrative expenses in our diagnostics segment was primarily due to $2.0 million of expenses incurred in the second quarter of 2019 in connection with certain legal matters, and to decreased expenses at BioReference due to the enactment of cost reduction initiatives.
Research and development expenses. The following table summarizes the components of our research and development expenses:

Research and Development Expenses	For the three months ended June 30,
	2020	2019
External expenses:
PMA studies	$57	$110
Research and development employee-related expenses	2,163	2,098
Other internal research and development expenses	1,565	1,250
Total research and development expenses	$3,785	$3,458
Research and development for the diagnostic segment relates to the development of testing services for our clinical and genomics testing at BioReference and the development of the Claros Analyzer, a diagnostic instrument system to provide rapid, high performance blood test results in the point-of-care setting. The increase in research and development expenses for the three months ended June 30, 2020 was primarily due to an increase in research and development expenses related to the development of clinical and genomics testing services.
Contingent consideration. Contingent consideration for the three months ended June 30, 2020 and 2019 was $35 thousand and $91 thousand of expense, respectively. Contingent consideration for the three months ended June 30, 2020 and 2019 was attributable to changes in assumptions regarding the timing of achievement of future milestones for OPKO Diagnostics in both periods, and potential amounts payable to former stockholders of OPKO Diagnostics in connection therewith, pursuant to our acquisition agreement in October 2011.
Amortization of intangible assets. Amortization of intangible assets was $9.9 million and $10.8 million, respectively, for the three months ended June 30, 2020 and 2019. Amortization expense reflects the amortization of acquired intangible assets with defined useful lives.
We believe that our estimates and assumptions in testing goodwill and other intangible assets are consistent with assumptions that marketplace participants would use in their estimates. However, if actual results are not consistent with our estimates and assumptions, including as a result of the COVID-19 global pandemic, we may be exposed to an impairment charge that could be material.

Pharmaceuticals

	For the three months ended June 30,
(In thousands)	2020	2019	Change
Revenues:
Revenue from products	$29,356	$28,680	$676
Revenue from transfer of intellectual property and other	14,686	19,230	(4,544)
Total revenues	44,042	47,910	(3,868)
Costs and expenses:
Cost of revenue	17,881	14,475	3,406
Selling, general and administrative	12,008	15,207	(3,199)
Research and development	14,051	25,029	(10,978)
Contingent Consideration	1,076	(3,866)	4,942
Amortization of intangible assets	5,022	5,621	(599)
Total costs and expenses	50,038	56,466	(6,428)
Loss from operations	(5,996)	(8,556)	2,560
Revenue. The increase in revenue from products for the three months ended June 30, 2020 compared to the three months ended June 30, 2019 was primarily attributable to an increase in sales of Rayaldee, which were $8.6 million for the three months ended June 30, 2020, compared to $5.7 million for the comparative period in 2019. However, sales of Rayaldee have not increased in accordance with its expected growth trajectory as a result of challenges in onboarding new patients due to the COVID-19 pandemic. Revenue from transfer of intellectual property for the three months ended June 30, 2020 and 2019 principally reflected $13.9 million and $18.2 million, respectively, of revenue related to the Pfizer Transaction.
Cost of revenue. Cost of revenue for the three months ended June 30, 2020 increased $3.4 million compared to the three months ended June 30, 2019. Cost of product revenue increased primarily due to an increase in sales of Rayaldee in 2020 and changes in product mix during the period.
Selling, general and administrative expenses. Selling, general and administrative expenses for the three months ended June 30, 2020 and 2019 were $12.0 million and $15.2 million, respectively. The decrease in selling, general and administrative expenses was primarily due to decreased expenses at our pharmaceutical subsidiaries and a decrease in equity-based compensation expense.
Research and development expenses. Research and development expenses for the three months ended June 30, 2020 and 2019 were $14.1 million and $25.0 million, respectively. Research and development expenses include external and internal expenses, partially offset by third-party grants and funding arising from collaboration agreements. External expenses include clinical and non-clinical activities performed by contract research organizations, lab services, purchases of drug and diagnostic product materials and manufacturing development costs. We track external research and development expenses by individual program for phase 3 clinical trials for drug approval and premarket approval (“PMA”) for diagnostics tests, if any. Internal expenses include employee-related expenses such as salaries, benefits and equity-based compensation expense. Other internal research and development expenses are incurred to support overall research and development activities and include expenses related to general overhead and facilities.

The following table summarizes the components of our research and development expenses:

Research and Development Expenses	For the three months ended June 30,
	2020	2019
External expenses:
Manufacturing expense for biological products	$(309)	$10,426
Phase III studies	2,297	4,155
Post-marketing studies	282	239
Earlier-stage programs	3,964	3,066
Research and development employee-related expenses	4,886	4,753
Other internal research and development expenses	2,931	2,348
Third-party grants and funding from collaboration agreements	—	42
Total research and development expenses	$14,051	$25,029
The decrease in research and development expenses for the three months ended June 30, 2020 was primarily due to a decrease in research and development expenses related to hGH-CTP, a once-weekly human growth hormone injection for which we have partnered with Pfizer and successfully completed a phase 3 study in August 2019. Ongoing expenses on the hGH-CTP program support Open Label Extension studies that will continue until market launch in most countries, as well as the preparation of applications for marketing approvals. Research and development expenses for the pharmaceutical segment for the three months ended June 30, 2020 and 2019 included equity-based compensation expense of $0.3 million and $0.4 million, respectively. The COVID-19 pandemic has impacted our ongoing and prospective clinical trials. We expect that Research and development expenses will increase in the future if and when these clinical trials commence or resume.
In May 2020, we entered into a Restated Agreement with Pfizer, effective January 1, 2020, pursuant to which the parties agreed to share all costs for Manufacturing Activities, as defined in the Restated Agreement, for developing a licensed product for the three indications included in the agreement. This resulted in a reversal of certain previously accrued costs for manufacturing expenses for biological products in the second quarter of 2020.
Contingent consideration. Contingent consideration for the three months ended June 30, 2020 and 2019 was $1.1 million of expense and $3.9 million reversal of expense, respectively. Contingent consideration for the three months ended June 30, 2020 and 2019 was primarily attributable to changes in assumptions regarding the timing of achievement of future milestones for OPKO Renal, and potential amounts payable to former stockholders of OPKO Renal in connection therewith, pursuant to our acquisition agreement in March 2013.
Amortization of intangible assets. Amortization of intangible assets was $5.0 million and $5.6 million, respectively, for the three months ended June 30, 2020 and 2019. Amortization expense reflects the amortization of acquired intangible assets with defined useful lives. Our indefinite lived IPR&D assets will not be amortized until the underlying development programs are completed. Upon obtaining regulatory approval by the U.S. FDA, the IPR&D assets will be accounted for as a finite-lived intangible asset and amortized on a straight-line basis over its estimated useful life.
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

Corporate

	For the three months ended June 30,
(In thousands)	2020	2019	Change
Cost of revenue	$(14)	$(56)	42
Selling, general and administrative	8,002	10,947	(2,945)
Research and development	(228)	(200)	(28)
Total costs and expenses	7,760	10,691	(2,931)
Loss from operations	(7,760)	(10,691)	2,931
Operating loss for our unallocated corporate operations for the three months ended June 30, 2020 and 2019 was $7.8 million and $10.7 million, respectively, and principally reflects general and administrative expenses incurred in connection with our corporate operations. The decrease in operating loss for the three months ended June 30, 2020 was primarily attributable to a decrease in legal fees incurred during that period compared to the three months ended June 30, 2019.
Other
Interest income. Interest income for the three months ended June 30, 2020 and 2019 was not significant as our cash investment strategy emphasizes the security of the principal invested and fulfillment of liquidity needs.
Interest expense. Interest expense for the three months ended June 30, 2020 and 2019 was $5.5 million and $5.5 million, respectively. Interest expense was principally related to interest incurred on the 2025 Notes, the 2023 Convertible Notes, the 2033 Senior Notes, and BioReference’s outstanding debt under its credit facility.
Fair value changes of derivative instruments, net. Fair value changes of derivative instruments, net for the three months ended June 30, 2020 and 2019, was $13.3 thousand and $0.4 million of expense, respectively. Derivative income for the three months ended June 30, 2019, principally related to the change in fair value of warrants to purchase additional shares of Xenetic.
Other income (expense), net. Other income (expense), net for the three months ended June 30, 2020 and 2019, was $18.2 million of income and $(5.9) million of expense, respectively. Other income for the three months ended June 30, 2020 primarily consisted of net unrealized gains recognized during the period on our investment in VBI. Other expense for the three months ended June 30, 2019 primarily consisted of net unrealized losses recognized during the period on our equity securities.
Income tax provision. Our income tax provision for the three months ended June 30, 2020 and 2019 was $6.0 million and $1.1 million, respectively, and reflects quarterly results using our expected effective tax rate.  For the three months ended June 30, 2020, the tax rate differed from the U.S. federal statutory rate of 21% primarily due to the relative mix in earnings and losses in the U.S. versus foreign tax jurisdictions, the impact of certain discrete tax events and operating results in tax jurisdictions which do not result in a tax benefit.
Loss from investments in investees. We have made investments in certain early stage companies that we perceive to have valuable proprietary technology and significant potential to create value for us as a shareholder or member. We account for these investments under the equity method of accounting, resulting in the recording of our proportionate share of their losses until our share of their loss exceeds our investment. Until the investees’ technologies are commercialized, if ever, we anticipate they will report net losses. Loss from investments in investees was $0.2 million and $0.3 million for the three months ended June 30, 2020 and 2019, respectively.

FOR THE SIX MONTHS ENDED JUNE 30, 2020 AND 2019
Our consolidated income (loss) from operations for the six months ended June 30, 2020 and 2019 is as follows:

	For the six months ended June 30,
(In thousands)	2020	2019	Change
Revenues:
Revenue from services	$421,811	$357,349	$64,462
Revenue from products	60,430	53,981	6,449
Revenue from transfer of intellectual property and other	30,433	37,490	(7,057)
Total revenues	512,674	448,820	63,854
Costs and expenses:
Cost of revenue	302,909	288,281	14,628
Selling, general and administrative	153,852	183,633	(29,781)
Research and development	39,369	64,816	(25,447)
Contingent Consideration	251	1,031	(780)
Amortization of intangible assets	29,874	32,981	(3,107)
Asset impairment charges	—	655	(655)
Total costs and expenses	526,255	571,397	(45,142)
Income (loss) from operations	(13,581)	(122,577)	108,996
Diagnostics

	For the six months ended June 30,
(In thousands)	2020	2019	Change
Revenues
Revenue from services	$421,811	$357,349	$64,462
Revenue from transfer of intellectual property and other	6,194	—	6,194
Total revenues	428,005	357,349	70,656
Costs and expenses:
Cost of revenue	267,689	259,715	7,974
Selling, general and administrative	110,436	129,787	(19,351)
Research and development	7,178	7,251	(73)
Contingent Consideration	68	583	(515)
Amortization of intangible assets	19,831	21,595	(1,764)
Total costs and expenses	405,202	418,931	(13,729)
Income (loss) from operations	22,803	(61,582)	84,385

Revenue. Revenue from services for the six months ended June 30, 2020 increased by approximately $64.5 million compared to the six months ended June 30, 2019, primarily due to the positive impacts of increased COVID-19 testing volumes. Revenue from services further benefited from the successful appeal of previously denied Medicare claims for the 4Kscore test resulting in approximately $10.9 million of incremental revenue. In addition, revenue from the transfer of intellectual property and other for the three months ended June 30, 2020 included a $6.2 million grant received by BioReference from the CARES Act. BioReference performed 331.6 thousand serology antibody tests and 2.3 million diagnostic molecular tests for COVID-19 during the six months ended June 30, 2020, which represented 13.6% of its total volume for that period. Additionally, BioReference experienced $3.4 million of higher net reimbursement on our genomic testing due to a test mix shift of increased whole exome sequencing. This was partially offset by the negative impacts of:

•Reduced clinical test volumes and genomics test volumes at BioReference of $78.3 million and $14.8 million from reduced clinical test volumes and genomics test volumes, respectively, exclusive of COVID-19 test volumes. The decline in volume reflects the negative impacts from the COVID-19 pandemic, principally from referring physician office closures and stay-at-home guidance throughout states in which we predominately operate, and declines in routine clinical and genomics testing, which declined 28.8% versus the Company's normal daily levels.

•$0.5 million from lower net reimbursement on our clinical testing resulting from the latest negative impact of the PAMA price reduction that went into effective January 1, 2020 and were partially offset by improved operational procedures and a flattening of our denial rate
Estimated collection amounts are subject to the complexities and ambiguities of billing, reimbursement regulations and claims processing, as well as considerations unique to Medicare and Medicaid programs, and require us to consider the potential for retroactive adjustments when estimating variable consideration in the recognition of revenue in the period the related services are rendered. For the six months ended June 30, 2020 and 2019, revenue increases (reductions) due to changes in estimates of implicit price concessions for performance obligations satisfied in prior periods of $0.2 million and $(14.3) million, respectively, were recognized.
The composition of Revenue from services by payor for the six months ended June 30, 2020 and 2019 was as follows:

	Six months ended June 30,
(In thousands)	2020	2019
Healthcare insurers	$183,232	$211,207
Government payers	42,784	59,037
Client payers	180,191	76,559
Patients	15,604	10,546
Total	$421,811	$357,349

Client payers include cities and states for which BioReference provides COVID-19 testing services.
Cost of revenue. Cost of revenue for the six months ended June 30, 2020 increased $8.0 million compared to the six months ended June 30, 2019. Cost of revenue increased $47.2 million due to labor and material costs to produce COVID-19 testing volumes during the six months ended June 30, 2020, which was partially offset by an overall reduction in other clinical and genomic test volumes, and to cost reduction initiatives, which resulted in per patient encounter efficiency gains at BioReference.
Selling, general and administrative expenses. Selling, general and administrative expenses for the six months ended June 30, 2020 and 2019 were $110.4 million and $129.8 million, respectively. The decrease in selling, general and administrative expenses in our diagnostics segment was primarily due to expenses of $12.6 million incurred during the six months ended June 30, 2019 in connection with certain legal matters, and to decreased expenses at BioReference due to the enactment of cost reduction initiatives.
Research and development expenses. The following table summarizes the components of our research and development expenses:

Research and Development Expenses	Six months ended June 30,
	2020	2019
External expenses:
PMA studies	$111	$171
Research and development employee-related expenses	4,373	3,533
Other internal research and development expenses	2,694	3,547
Total research and development expenses	$7,178	$7,251

Research and development for the diagnostic segment relates to the development of testing services for our clinical and genomics testing at BioReference and the development of the Claros Analyzer, a diagnostic instrument system to provide rapid, high performance blood test results in the point-of-care setting.Research and development expenses for the six months ended June 30, 2020 was consistent with the comparative period in 2019.
Contingent consideration. Contingent consideration for the six months ended June 30, 2020 and 2019 was $68 thousand and $583 thousand of expense, respectively. Contingent consideration for the six months ended June 30, 2020 and 2019 was attributable to changes in assumptions regarding the timing of achievement of future milestones for OPKO Diagnostics in both periods, and potential amounts payable to former stockholders of OPKO Diagnostics in connection therewith, pursuant to our acquisition agreement in October 2011.
Amortization of intangible assets. Amortization of intangible assets was $19.8 million and $21.6 million, respectively, for the six months ended June 30, 2020 and 2019. Amortization expense reflects the amortization of acquired intangible assets with defined useful lives.

Pharmaceuticals

	For the six months ended June 30,
(In thousands)	2020	2019	Change
Revenues:
Revenue from products	$60,430	$53,981	$6,449
Revenue from transfer of intellectual property and other	24,239	37,490	(13,251)
Total revenues	84,669	91,471	(6,802)
Costs and expenses:
Cost of revenue	35,292	28,713	6,579
Selling, general and administrative	26,670	30,233	(3,563)
Research and development	32,602	58,069	(25,467)
Contingent Consideration	183	448	(265)
Amortization of intangible assets	10,043	11,386	(1,343)
Asset impairment charges	—	655	(655)
Total costs and expenses	104,790	129,504	(24,714)
Loss from operations	(20,121)	(38,033)	17,912
Revenue. The increase in revenue from products for the six months ended June 30, 2020 compared to the six months ended June 30, 2019 was primarily attributable to an increase in sales of Rayaldee, which were $18.6 million for the six months ended June 30, 2020, compared to $11.5 million for the comparative period in 2019. Revenue from transfer of intellectual property for the six months ended June 30, 2020 and 2019 principally reflected $22.7 million and $35.6 million, respectively, of revenue related to the Pfizer Transaction.
Cost of revenue. Cost of revenue for the three months ended June 30, 2020 increased $6.6 million compared to the six months ended June 30, 2019. Cost of product revenue increased primarily due to an increase in sales of Rayaldee in 2020 and changes in product mix during the period.
Selling, general and administrative expenses. Selling, general and administrative expenses for the six months ended June 30, 2020 and 2019 were $26.7 million and $30.2 million, respectively. The decrease in selling, general and administrative expenses was primarily due to decreased expenses at our pharmaceutical subsidiaries and a decrease in equity-based compensation expense.
Research and development expenses. Research and development expenses for the six months ended June 30, 2020 and 2019 were $32.6 million and $58.1 million, respectively. Research and development expenses include external and internal expenses, partially offset by third-party grants and funding arising from collaboration agreements. External expenses include clinical and non-clinical activities performed by contract research organizations, lab services, purchases of drug and diagnostic product materials and manufacturing development costs. We track external research and development expenses by individual program for phase 3 clinical trials for drug approval and premarket approval (“PMA”) for diagnostics tests, if any. Internal expenses include employee-related expenses such as salaries, benefits and equity-based compensation expense. Other internal research and development expenses are incurred to support overall research and development activities and include expenses related to general overhead and facilities.

The following table summarizes the components of our research and development expenses:

Research and Development Expenses	For the six months ended June 30,
	2020	2019
External expenses:
Manufacturing expense for biological products	$2,728	$20,111
Phase III studies	5,339	9,580
Post-marketing studies	1,122	603
Earlier-stage programs	7,568	13,159
Research and development employee-related expenses	11,268	11,021
Other internal research and development expenses	4,577	3,972
Third-party grants and funding from collaboration agreements	—	(377)
Total research and development expenses	$32,602	$58,069
The decrease in research and development expenses for the six months ended June 30, 2020 was primarily due to a decrease in research and development expenses related to hGH-CTP, a once-weekly human growth hormone injection for which we have partnered with Pfizer and successfully completed a phase 3 study in August 2019. Ongoing expenses on the hGH-CTP program support Open Label Extension studies that will continue until market launch in most countries, as well as the preparation of applications for marketing approvals. Research and development expenses for the pharmaceutical segment for the six months ended June 30, 2020 and 2019 included equity-based compensation expense of $0.9 million and $1.1 million, respectively.
Contingent consideration. Contingent consideration for the six months ended June 30, 2020 and 2019 was $0.2 million and $0.4 million of expense, respectively. Contingent consideration for the six months ended June 30, 2020 and 2019 was primarily attributable to changes in assumptions regarding the timing of achievement of future milestones for OPKO Renal, and potential amounts payable to former stockholders of OPKO Renal in connection therewith, pursuant to our acquisition agreement in March 2013.
Amortization of intangible assets. Amortization of intangible assets was $10.0 million and $11.4 million, respectively, for the six months ended June 30, 2020 and 2019. Amortization expense reflects the amortization of acquired intangible assets with defined useful lives. Our indefinite lived IPR&D assets will not be amortized until the underlying development programs are completed. Upon obtaining regulatory approval by the U.S. FDA, the IPR&D assets will be accounted for as a finite-lived intangible asset and amortized on a straight-line basis over its estimated useful life.
Asset impairment charges. Asset impairment charges were $0.7 million for the six months ended June 30, 2019 and is related to an impairment charge to write down our intangible assets at FineTech down to their estimated fair value.
Corporate

	For the six months ended June 30,
(In thousands)	2020	2019	Change
Cost of revenue	$(72)	$(148)	76
Selling, general and administrative	16,746	23,614	(6,868)
Research and development	(411)	(504)	93
Total costs and expenses	16,263	22,962	(6,699)
Loss from operations	(16,263)	(22,962)	6,699
Operating loss for our unallocated corporate operations for the six months ended June 30, 2020 and 2019 was $16.3 million and $23.0 million, respectively, and principally reflects general and administrative expenses incurred in connection with our corporate operations. The decrease in operating loss for the six months ended June 30, 2020 was primarily attributable to a decrease in legal fees incurred for the six months ended June 30, 2020, compared to the six months ended June 30, 2019.
Other

Interest income. Interest income for the six months ended June 30, 2020 and 2019 was not significant as our cash investment strategy emphasizes the security of the principal invested and fulfillment of liquidity needs.
Interest expense. Interest expense for the six months ended June 30, 2020 and 2019 was $11.0 million and $10.3 million, respectively. Interest expense was principally related to interest incurred on the 2025 Notes, the 2023 Convertible Notes, the 2033 Senior Notes, and BioReference’s outstanding debt under its credit facility.
Fair value changes of derivative instruments, net. Fair value changes of derivative instruments, net for the six months ended June 30, 2020 and 2019, was $0.6 million and $27 thousand of income, respectively. Derivative income for the six months ended June 30, 2020, principally related to the change in fair value on foreign currency forward exchange contracts at OPKO Chile.
Other income (expense), net. Other income (expense), net for the six months ended June 30, 2020 and 2019, was $5.9 million of income and $(4.9) million of expense, respectively. Other income for the six months ended June 30, 2020 primarily consisted of net unrealized gain recognized during the period on our investment in VBI, offset by net unrealized loss recognized during the period on our investment in Eloxx. Other expense for the six months ended June 30, 2019 primarily consisted of net unrealized losses recognized during the period on our equity securities.
Income tax provision. Our income tax provision for the six months ended June 30, 2020 and 2019 was $7.2 million and $1.9 million, respectively, and reflects quarterly results using our expected effective tax rate.  For the six months ended June 30, 2020, the tax rate differed from the U.S. federal statutory rate of 21% primarily due to the relative mix in earnings and losses in the U.S. versus foreign tax jurisdictions, the impact of certain discrete tax events and operating results in tax jurisdictions which do not result in a tax benefit.
Loss from investments in investees. We have made investments in certain early stage companies that we perceive to have valuable proprietary technology and significant potential to create value for us as a shareholder or member. We account for these investments under the equity method of accounting, resulting in the recording of our proportionate share of their losses until our share of their loss exceeds our investment. Until the investees’ technologies are commercialized, if ever, we anticipate they will report net losses. Loss from investments in investees was $0.3 million and $2.1 million for the six months ended June 30, 2020 and 2019, respectively.

LIQUIDITY AND CAPITAL RESOURCES
At June 30, 2020, we had cash and cash equivalents of approximately $21.6 million. Cash used in operations of $57.8 million for the six months ended June 30, 2020 principally reflects general and administrative expenses in connection with our corporate operations and research and development activities. Cash used in investing activities for the six months ended June 30, 2020 primarily reflects capital expenditures of $17.1 million. Cash provided by financing activities primarily reflects net borrowings on our lines of credit. We have not generated sustained positive cash flow sufficient to offset our operating and other expenses, and our primary sources of cash have been from the public and private placement of equity, the issuance of the 2033 Senior Notes, 2023 Convertible Notes and 2025 Notes and credit facilities available to us. However, as a result of the significant increase in testing volumes resulting from the COVID-19 pandemic, and if our routine clinical and genomic testing volumes continue to trend towards normalization with prior periods, we anticipate generating cash from operations. We are unable to predict how long the demand will continue for COVID-19 related testing or or whether further restrictions will be placed on elective procedures or stay at home orders will be reinstated and accordingly, the sustainability of the cash flow is uncertain.
On February 25, 2020, we entered into a credit agreement with an affiliate of Dr. Frost, pursuant to which the lender committed to provide us with an unsecured line of credit in the amount of $100 million. Borrowings under this line of credit will bear interest at a rate of 11% per annum and may be repaid and reborrowed at any time. The credit agreement includes various customary remedies for the lender following an event of default, including the acceleration of repayment of outstanding amounts under line of credit. The line of credit matures on February 25, 2025. As of June 30, 2020, no funds were borrowed under this line of credit.
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
On November 8, 2018, we entered into a credit agreement with an affiliate of Dr. Frost, pursuant to which the lender committed to provide us with an unsecured line of credit in the aggregate principal amount of $60 million. The credit agreement was terminated on or around February 20, 2019 and we repaid the $28.8 million outstanding from the proceeds of the 2025 Notes offering. Borrowings under the line of credit bore interest at a rate of 10% per annum.
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
As of June 30, 2020, the total commitments under our Credit Agreement (as defined below) with CB and our lines of credit with financial institutions in Chile and Spain were $93.1 million, of which $63.5 million was drawn as of June 30, 2020. At June 30, 2020, the weighted average interest rate on these lines of credit was approximately 4.2%. These lines of credit are short-term and are used primarily as a source of working capital. The highest aggregate principal balance at any time outstanding during the six months ended June 30, 2020 was $63.5 million. We intend to continue to draw under these lines of credit as needed. There is no assurance that these lines of credit or other funding sources will be available to us on acceptable terms, or at all, in the future.
On November 5, 2015, BioReference and certain of its subsidiaries entered into a credit agreement with JPMorgan Chase Bank, N.A. (“CB”), as lender and administrative agent, as amended (the “Credit Agreement”). The Credit Agreement provides for a $75.0 million secured revolving credit facility and includes a $20.0 million sub-facility for swingline loans and a $20.0 million sub-facility for the issuance of letters of credit. The Credit Agreement matures on November 5, 2021 and is guaranteed by all of BioReference’s domestic subsidiaries. The Credit Agreement is also secured by substantially all assets of BioReference and its domestic subsidiaries, as well as a non-recourse pledge by us of our equity interest in BioReference. Availability under the Credit Agreement is based on a borrowing base comprised of eligible accounts receivables of BioReference and certain of its subsidiaries, as specified therein. As of June 30, 2020, $15.3 million remained available for borrowing under the Credit Agreement.
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
In June 2020, we announced that the Japan phase 3 clinical trial met its primary and secondary objectives, and demonstrated that the efficacy and safety of Somatrogon administered weekly was comparable to GENOTROPIN® for injection administered once-daily as measured by annual height velocity after 12 months of treatment in treatment-naïve Japanese pre-pubertal children with GHD. In October 2019, we and Pfizer announced that the global phase 3 trial evaluating Somatrogon (hGH-CTP) dosed once-weekly in prepubertal children with GHD met its primary endpoint of non-inferiority to daily Genotropin® (somatropin) for injection, as measured by annual height velocity at 12 months.
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
In May 2020, we entered into Amended and Restated Development and Commercialization License Agreement (the “Restated Agreement”) with Pfizer, effective January 1, 2020, pursuant to which the parties agreed to share all costs for Manufacturing Activities, as defined in the Restated Agreement, for developing a licensed product for the three indications included in the Agreement.
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
We believe that the cash and cash equivalents on hand at June 30, 2020, cash from operations and the amounts available to be borrowed under our lines of credit are sufficient to meet our anticipated cash requirements for operations and debt service beyond the next 12 months. We based this estimate on assumptions that may prove to be wrong or are subject to change, and we may be required to use our available cash resources sooner than we currently expect. If we acquire additional assets or companies, accelerate our product development programs or initiate additional clinical trials, we will need additional funds. Our future cash requirements, and the timing of those requirements, will depend on a number of factors, including the impact of the COVID-19 pandemic on our business, the approval and success of our products in development, particularly our long acting hGH-CTP for which we expect to submit for approval in the U.S. this year and in Europe and Japan thereafter, the commercial success of Rayaldee, including the launch of Rayaldee by Vifor expected later this year, BioReference’s financial performance, possible acquisitions, the continued progress of research and development of our product candidates, the timing and outcome of clinical trials and regulatory approvals, the costs involved in preparing, filing, prosecuting, maintaining, defending, and enforcing patent claims and other intellectual property rights, the status of competitive products, the availability of financing, our success in developing markets for our product candidates and results of government investigations, payor claims, and legal proceedings that may arise, including, without limitation class action and derivative litigation to which we are subject, and our ability to obtain insurance coverage for such claims. We have not generated sustained positive cash flow and if we are not able to secure additional funding when needed, we may have to delay, reduce the scope of, or eliminate one or more of our clinical trials or research and development programs or possible acquisitions or reduce our marketing or sales efforts or cease operations.
Additionally, the rapid development and fluidity of the COVID-19 pandemic makes it very difficult to predict its ultimate impact on our business, results of operations and liquidity. The pandemic presents a significant uncertainty that could materially and adversely affect our results of operations, financial condition and cash flows, including due to a continued negative impact on non-COVID-related diagnostics testing services provided by BioReference in our diagnostics segment. Further, deteriorating economic conditions globally have resulted in a challenging capital raising environment, which could materially limit our access to capital, whether through the issuance and sale of our common stock, debt securities or otherwise, as well as through bank facilities and lines of credit. Events resulting from the effects of COVID-19 could negatively impact our ability to comply with certain covenants in the Credit Agreement or require that we pursue alternative financing. We can provide no assurance that any such alternative financing, if required, could be obtained on acceptable terms or at all. The combination of potential disruptions to our business resulting from COVID-19 together with and volatile credit and capital markets could adversely impact our future liquidity, which could have an adverse effect on our business and results of operations. We will continue to monitor and assess the impact COVID-19 may have on our business and financial results.
The following table provides information as of June 30, 2020, with respect to the amounts and timing of our known contractual obligation payments due by period.

Contractual obligations (In thousands)	Remaining six months ending December 31, 2020	2021	2022	2023	2024	Thereafter	Total
Open purchase orders	$153,623	$506	$35	$—	$—	$—	$154,164
Operating leases	6,392	7,137	5,938	5,001	3,735	10,856	39,059
Finance leases	1,298	2,121	1,147	581	247	—	5,394
2033 Senior Notes, 2025 and 2023 Convertible Notes	—	—	—	—	3,050	207,017	210,067
Deferred payments	5,625	7,500	2,994	—	—	—	16,119
Mortgages and other debts payable	1,209	944	739	547	458	86	3,983
Lines of credit	12,048	51,489	—	—	—	—	63,537
Interest commitments	340	300	283	14,016	259	41,389	56,587
Total	$180,535	$69,997	$11,136	$20,145	$7,749	$259,348	$548,910
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
At June 30, 2020, we had cash and cash equivalents of $21.6 million. The weighted average interest rate related to our cash and cash equivalents for the six months ended June 30, 2020 was less than 1%. As of June 30, 2020, the principal outstanding balances under BioReference’s Credit Agreement with CB and our Chilean and Spanish lines of credit was $63.5 million in the aggregate at a weighted average interest rate of approximately 4.2%.
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

Item 4. Controls and Procedures
Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, management concluded that our disclosure controls and procedures were effective as of June 30, 2020.
Changes to the Company’s Internal Control Over Financial Reporting
There have been no changes to the Company’s internal control over financial reporting that occurred during the calendar quarter covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
We are, from time to time, party to various legal proceedings arising out of our business. During the reporting period, covered by this Quarterly Report on Form 10-Q, except as set forth below, there have been no material changes to the description of legal proceedings set forth in our Annual Report on Form 10-K for the year ended December 31, 2019. The following should be read in conjunction with the information provided in Part I, Item 3 of such Annual Report.
        On June 26, 2020, The Amitim Funds, the lead plaintiff in the class action lawsuit against the Company and Dr. Frost, filed a Stipulation of Settlement (the “Stipulation”) in the Southern District of Florida of behalf of itself and the remainder of the class, which, if approved, will provide for the settlement of and release of the class action claims against the Company and Dr. Frost that were previously disclosed in the Annual Report for $16.5 million. We reached agreement with our insurance carriers with respect to claims made in the class action and derivative lawsuits and we expect insurance coverage for a significant portion of the settlement amounts. The lead plaintiff also filed a Motion for Preliminary Approval of Settlement and a Notice of Dismissal on June 29, 2020. The settlement remains subject to court approval.
        See Note 11 to the interim unaudited condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q for information regarding the status of other legal proceedings involving the Company.

Item 1A. Risk Factors
Except as set forth in this Item 1A, there have been no material changes to our risk factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019.
Our business has been, and may continue to be, materially adversely affected by the recent coronavirus disease 2019 (COVID-19) outbreak.
The outbreak of the coronavirus disease 2019 (COVID-19) has evolved into a global pandemic. The novel coronavirus originating in Wuhan, China has spread to many regions of the world, including the U.S. and Europe. The extent to which this coronavirus impacts our business and operating results will depend on future developments that are highly uncertain and cannot be accurately predicted, including new information that may emerge concerning the virus and the actions to contain the spread of or to detect, prevent, or treat COVID-19, among others.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not Applicable.
Item 5. Other Information
None.

Item 6. Exhibits

Exhibit 10.1*	Amendment to Development and License Agreement between EirGen Pharma Ltd. and Vifor Fresenius Medical Care Renal Pharma Ltd., dated May 5, 2020.
Exhibit 10.2*	Amended and Restated Development and Commercialization License Agreement by and between Pfizer Inc. and OPKO Ireland Ltd., dated May 12, 2020.
Exhibit 31.1
Certification by Phillip Frost, Chief Executive Officer, pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended June 30, 2020.

Exhibit 31.2
Certification by Adam Logal, Chief Financial Officer, pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended June 30, 2020.

Exhibit 32.1**
Certification by Phillip Frost, Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended June 30, 2020.

Exhibit 32.2**
Certification by Adam Logal, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended June 30, 2020.

Exhibit 101.INS	Inline XBRL Instance Document
Exhibit 101.SCH	Inline XBRL Taxonomy Extension Schema Document
Exhibit 101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
Exhibit 101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
Exhibit 101.LAB	inline XBRL Taxonomy Extension Label Linkbase Document
Exhibit 101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
Exhibit 104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Pursuant to Item 601(b)(10)(iv) of Regulation S-K, portions of this exhibit have been omitted because such portions are both not material and would likely cause competitive harm to the Company if publicly disclosed. The Company will supplementally provide a copy of an unredacted copy of this exhibit to the U.S. Securities and Exchange Commission or its staff upon request.

** Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 31, 2020	OPKO Health, Inc.

/s/ Adam Logal
Adam Logal
Senior Vice President and Chief Financial
Officer