Form 10-Q
period 2020-09-30
OPKO HEALTH, INC.
filed 2020-10-29
CIK 944809

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020.
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

As of October 20, 2020, the registrant had 670,000,024 shares of Common Stock outstanding.

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

Risks and uncertainties, the occurrence of which could adversely affect our business, include the following:
•our business may be materially adversely affected by the coronavirus (COVID-19) pandemic, including impact on our sales and operations from continued or increasing infection rates and potential declines in testing needs should infection rates decline;
•we have a history of losses and may not generate sustained positive cash flow sufficient to fund our operations and research and development programs;
•our need for, and ability to obtain, additional financing when needed on favorable terms, or at all;
•adverse results in material litigation matters or governmental inquiries;
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
•our ability to maintain reimbursement coverage for our products and services, including Rayaldee and the 4Kscore test;
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

OPKO Health, Inc. and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share and per share data)

	September 30, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$36,294	$85,452
Accounts receivable, net	241,544	134,617
Inventory, net	111,873	53,434
Other current assets and prepaid expenses	38,398	50,542
Total current assets	428,109	324,045
Property, plant and equipment, net	134,102	127,111
Intangible assets, net	486,418	528,962
In-process research and development	590,200	590,200
Goodwill	675,795	671,940
Investments	14,325	20,746
Operating lease right-of-use assets	36,485	39,380
Other assets	5,857	6,888
Total assets	$2,371,291	$2,309,272
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$65,685	$62,537
Accrued expenses	248,422	164,925
Current maturities of operating leases	9,080	12,038
Current portion of lines of credit and notes payable	12,702	9,619
Total current liabilities	335,889	249,119
Operating lease liabilities	28,225	27,665
Convertible notes	219,194	211,208
Deferred tax liabilities, net	119,182	118,717
Other long-term liabilities, principally contract liabilities, contingent consideration and line of credit	45,031	87,804
Total long-term liabilities	411,632	445,394
Total liabilities	747,521	694,513
Equity:
Common Stock - $0.01 par value, 1,000,000,000 shares authorized; 670,550,201 and 670,378,701 shares issued at September 30, 2020 and December 31, 2019, respectively	6,706	6,704
Treasury Stock - 549,907 shares at September 30, 2020 and December 31, 2019, respectively	(1,791)	(1,791)
Additional paid-in capital	3,150,437	3,142,993
Accumulated other comprehensive loss	(17,451)	(22,070)
Accumulated deficit	(1,514,131)	(1,511,077)
Total shareholders’ equity	1,623,770	1,614,759
Total liabilities and equity	$2,371,291	$2,309,272
The accompanying unaudited Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

OPKO Health, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except share and per share data)

	For the three months ended September 30,		For the nine months ended September 30,
	2020	2019	2020	2019
Revenues:
Revenue from services	$382,498	$181,139	$804,309	$538,488
Revenue from products	28,702	26,161	89,133	80,143
Revenue from transfer of intellectual property and other	16,864	21,472	47,297	58,961
Total revenues	428,064	228,772	940,739	677,592
Costs and expenses:
Cost of service revenue	255,292	126,348	522,973	386,329
Cost of product revenue	17,481	15,573	52,710	43,874
Selling, general and administrative	99,897	80,542	253,749	264,175
Research and development	18,493	30,017	57,862	94,832
Contingent consideration	1,083	(1,109)	1,334	(78)
Amortization of intangible assets	13,879	16,412	43,753	49,393
Asset impairment charges	—	—	—	655
Total costs and expenses	406,125	267,783	932,381	839,180
Operating income (loss)	21,939	(39,011)	8,358	(161,588)
Other income and (expense), net:
Interest income	1	350	149	1,477
Interest expense	(5,544)	(5,792)	(16,514)	(16,048)
Fair value changes of derivative instruments, net	(496)	(21)	112	6
Other income (expense), net	4,749	(15,470)	10,637	(20,367)
Other income and (expense), net	(1,290)	(20,933)	(5,616)	(34,932)
Income (loss) before income taxes and investment losses	20,649	(59,944)	2,742	(196,520)
Income tax benefit (provision)	3,178	(1,769)	(4,021)	(3,636)
Net income (loss) before investment losses	23,827	(61,713)	(1,279)	(200,156)
Loss from investments in investees	(110)	(294)	(433)	(2,419)
Net Income (loss)	$23,717	$(62,007)	$(1,712)	$(202,575)
Income (loss) per share, basic and diluted:
Income (loss) per share	$0.04	$(0.11)	$0.00	$(0.35)
Weighted average common shares outstanding, basic and diluted	640,699,982	586,351,045	640,619,485	586,348,791

The accompanying unaudited Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

OPKO Health, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(In thousands)

	For the three months ended September 30,		For the nine months ended September 30,
	2020	2019	2020	2019
Net income (loss)	$23,717	$(62,007)	$(1,712)	$(202,575)
Other comprehensive income (loss), net of tax:
Change in foreign currency translation and other comprehensive income (loss)	8,301	(8,423)	4,619	(8,643)
Comprehensive income (loss)	$32,018	$(70,430)	$2,907	$(211,218)

The accompanying unaudited Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
(In thousands, except share and per share data)
For the three and nine months ended September 30, 2020

	Common Stock		Treasury		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Shares	Dollars	Shares	Dollars
Balance at June 30, 2020	670,378,701	$6,704	$(549,907)	$(1,791)	$3,147,030	$(25,752)	$(1,537,848)	$1,588,343
Equity-based compensation expense	—	—	—	—	2,740	—	—	2,740
Exercise of Common Stock options and warrants	171,500	2	—	—	667	—	—	669
Net income	—	—	—	—	—	—	23,717	23,717
Other comprehensive income	—	—	—	—	—	8,301	—	8,301
Balance at September 30, 2020	670,550,201	$6,706	$(549,907)	$(1,791)	$3,150,437	$(17,451)	$(1,514,131)	$1,623,770

	Common Stock		Treasury		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Shares	Dollars	Shares	Dollars
Balance at December 31, 2019	670,378,701	$6,704	(549,907)	$(1,791)	$3,142,993	$(22,070)	$(1,511,077)	$1,614,759
Equity-based compensation expense	—	—	—	—	6,777	—	—	6,777
Exercise of Common Stock options and warrants	171,500	2	—	—	667	—	—	669
Adoption of ASC 326	—	—	—	—	—	—	(1,342)	(1,342)
Net loss	—	—	—	—	—	—	(1,712)	(1,712)
Other comprehensive income	—	—	—	—	—	4,619	—	4,619
Balance at September 30, 2020	670,550,201	$6,706	(549,907)	$(1,791)	$3,150,437	$(17,451)	$(1,514,131)	$1,623,770

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

OPKO Health, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	For the nine months ended September 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(1,712)	$(202,575)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	65,295	71,281
Non-cash interest	7,639	4,558
Amortization of deferred financing costs	626	506
Losses from investments in investees	433	2,419
Equity-based compensation – employees and non-employees	6,777	11,007
Realized loss (gain) on disposal of fixed assets and sales of equity securities	(10,172)	1,455
Change in fair value of equity securities and derivative instruments	1,253	17,178
Change in fair value of contingent consideration	1,334	(78)
Impairment of assets	—	655
Deferred income tax provision	1,974	2,065
Changes in assets and liabilities:
Accounts receivable, net	(107,255)	3,257
Inventory, net	(60,565)	(9,543)
Other current assets and prepaid expenses	13,111	(2,556)
Other assets	(270)	240
Accounts payable	3,261	30,597
Foreign currency measurement	(782)	147
Contract liabilities	(4,717)	(56,860)
Accrued expenses and other liabilities	88,988	(238)
Net cash provided by (used in) operating activities	5,218	(126,485)
Cash flows from investing activities:
Investments in investees	—	(1,200)
Proceeds from sale of investments	15,110	—
Proceeds from the sale of property, plant and equipment	192	552
Capital expenditures	(26,885)	(8,866)
Net cash used in investing activities	(11,583)	(9,514)
Cash flows from financing activities:
Issuance of convertible notes, including to related parties	—	200,293
Debt issuance costs	—	(7,762)
Proceeds from the exercise of common stock options and warrants	669	(3)
Borrowings on lines of credit	699,079	99,353
Repayments of lines of credit	(742,932)	(158,477)
Redemption of 2033 Senior Notes	—	(28,800)
Net cash (used in) provided by financing activities	(43,184)	104,604
Effect of exchange rate changes on cash and cash equivalents	391	(411)
Net decrease in cash and cash equivalents	(49,158)	(31,806)
Cash and cash equivalents at beginning of period	85,452	96,473
Cash and cash equivalents at end of period	$36,294	$64,667
SUPPLEMENTAL INFORMATION:
Interest paid	$10,657	$11,084
Income taxes paid, net of refunds	$148	$3,103
Operating lease right-of-use assets due to adoption of ASU No. 2016-02	$—	$35,826
Operating lease liabilities due to adoption of ASU No. 2016-02	$—	$36,239
Non-cash financing:
Shares issued upon the conversion of:
Common stock options and warrants, surrendered in net exercise	$—	$20

The accompanying unaudited Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

OPKO Health, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
NOTE 1 BUSINESS AND ORGANIZATION
We are a diversified healthcare company that seeks to establish industry-leading positions in large and rapidly growing medical markets. Our diagnostics business includes BioReference Laboratories, Inc. (“BioReference”), one of the nation’s largest full service laboratories with a core genetic testing business and an almost 300-person sales and marketing team focused on driving growth and leveraging new products, including the 4Kscore test. Our pharmaceutical business features Rayaldee, an FDA-approved treatment for secondary hyperparathyroidism (“SHPT”) in adults with stage 3 or 4 chronic kidney disease (“CKD”) and vitamin D insufficiency (launched in November 2016) and a pipeline of products in various stages of development. Our leading product in development is hGH-CTP, a once-weekly human growth hormone that successfully completed a phase 3 trial and for which we have partnered with Pfizer Inc. (“Pfizer”). We are incorporated in Delaware, and our principal executive offices are located in leased offices in Miami, Florida.
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

NOTE 2 IMPACT OF COVID-19
Impact of COVID-19. As the disease caused by SARS-CoV-2, a novel strain of coronavirus, COVID-19 continues to spread and severely impact the economy of the United States and other countries around the world, we are committed to being a part of the coordinated public and private sector response to this unprecedented challenge. In response to the COVID-19 pandemic, BioReference is accepting specimens from U.S healthcare providers, clinics and health and hospital systems for two types of COVID-19 testing, diagnostic molecular testing and serology antibody testing, which is intended to promote earlier diagnosis of the coronavirus, assess a patient’s immune response to the virus and aid in limiting the spread of infection. In addition to its robust nationwide COVID-19 testing offering, BioReference has partnerships with the National Football League (NFL), National Basketball Association (NBA), CVS, Rite-Aid, New York State Department of Health, the New York City Health and Hospital Corporation (NYC Health + Hospitals), the State of New Jersey, the State of Florida and the cities of Detroit and Miami, among others, to provide COVID-19 testing. BioReference performed approximately 0.3 million serology antibody tests and 3.5 million diagnostic molecular tests for COVID-19 during the three months ended September 30, 2020, which represented 63% of BioReference’s total test volume during the third quarter of 2020. Additionally, BioReference has partnered with the State of New York, New York City, the U.S. Center for Disease Control and Prevention (CDC) and a number of employers and government agencies to perform serologic antibody testing, with the capacity to perform up to 400,000 tests per day, and BioReference has additional capacity to perform more than 70,000 diagnostic molecular tests per day.
We have put preparedness plans in place at our facilities to maintain continuity of operations, while also taking steps designed to keep colleagues and customers healthy and safe. In line with recommendations to reduce large gatherings and increase social distancing, we have, where practical, transitioned many office-based colleagues to a remote work environment.

Beginning in March 2020, BioReference experienced, and continues to experience, a decline in routine clinical and genomics testing volumes due to the COVID-19 pandemic. Excluding COVID-19 test volumes, for the three months ended September 30, 2020, volumes in our diagnostics segment declined 9.1% as compared to volumes in the third quarter of 2019. Additionally, sales of Rayaldee have not increased in accordance with its expected growth trajectory as a result of challenges in onboarding new patients due to the COVID-19 pandemic. Federal, state and local governmental policies and initiatives designed to reduce the transmission of COVID-19 have resulted in, among other things, a significant reduction in physician office visits, the cancellation of elective medical procedures, customers closing or severely curtailing their operations (voluntarily or in response to government orders), and the adoption of work-from-home or shelter-in-place policies, all of which have had, and may continue to have, an adverse impact on our operating results, cash flows and financial condition, including continued declines in testing volumes. As stay at home orders and other restrictions have been lifted, we have seen our routine clinical and genomic testing volumes trending towards normalization with prior periods; however should stay at home orders or other restrictions be reenacted, we could see our routine testing levels decline. We also continue to see a substantial need for COVID-19 testing by our existing clients and expect new clients as infection rates for the virus continue to increase across the country.
In March 2020, in response to the COVID-19 pandemic, the Coronovirus Aid, Relief, and Economic Security Act (“CARES Act”) was signed into law. The CARES Act provides numerous tax provisions and other stimulus measures, including temporary changes regarding the prior and future utilization of net operating losses, temporary changes to the prior and future limitations on interest deductions, temporary suspension of certain payment requirements for the employer portion of Social Security taxes, technical corrections from prior tax legislation for tax depreciation of certain qualified improvement property, and the creation of certain payroll tax credits associated with the retention of employees.
We have received, or expect to receive a number of benefits under The CARES Act including, but not limited to:
•During the second quarter of 2020, we received approximately $14 million under The Centers for Medicare & Medicaid Services (CMS) Accelerated and Advance Payment Program, which provides accelerated payments to Medicare providers/suppliers working to provide treatment to patients and combat the COVID-19 pandemic, and the amounts advanced are loans which will be offset against future claims and must be repaid in 2021. These loans are initially recorded as contract liabilities included in Accrued expenses and are recognized in Revenue from services when earned;
•We are eligible to defer depositing the employer’s share of Social Security taxes for payments due from March 27, 2020 through December 31, 2020, interest-free and penalty-free;
•We received approximately $10.0 million and $16.2 million during the three and nine months ended September 30, 2020 from the funds that were distributed to healthcare providers for related expenses or lost revenues that are attributable to the COVID-19 pandemic. We recognized the $16.2 million grant in other revenues for the nine months ended September 30, 2020;
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

NOTE 3 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of presentation. The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring adjustments or adjustments otherwise disclosed herein) considered necessary to present fairly the Company’s results of operations, financial position and cash flows have been made. The results of operations and cash flows for the three and nine months ended September 30, 2020 are not necessarily indicative of the results of operations and cash flows that may be reported for the remainder of 2020 or any other future periods. The unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2019.

Principles of consolidation. The accompanying unaudited Condensed Consolidated Financial Statements include the accounts of OPKO Health, Inc. and our wholly owned subsidiaries. All intercompany accounts and transactions are eliminated in consolidation.
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
Inventories. Inventories are valued at the lower of cost and net realizable value. Cost is determined by the first-in, first-out method. We consider such factors as the amount of inventory on hand, estimated time required to sell such inventories, remaining shelf-life, and current market conditions to determine whether inventories are stated at the lower of cost and net realizable value. Inventories at our diagnostics segment consist primarily of purchased laboratory supplies, which is used in our testing laboratories. Inventory obsolescence expense for the nine months ended September 30, 2020 and 2019 was $3.4 million and $1.4 million, respectively.
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
Goodwill and intangible assets. Goodwill represents the difference between the purchase price and the estimated fair value of the net assets acquired accounted for by the acquisition method of accounting. Refer to Note 5. Goodwill, in-process research and development (“IPR&D”) and other intangible assets acquired in business combinations, licensing and other transactions was $1.8 billion at both at September 30, 2020 and December 31, 2019.
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
Goodwill was $675.8 million and $671.9 million respectively, at September 30, 2020 and December 31, 2019. Estimating the fair value of a reporting unit for goodwill impairment is highly sensitive to changes in projections and assumptions and changes in assumptions could potentially lead to impairment. We perform sensitivity analyses around our assumptions in order to assess the reasonableness of the assumptions and the results of our testing. Ultimately, potential changes in these assumptions may impact the estimated fair value of a reporting unit and result in an impairment if the fair value of such reporting unit is less than its carrying value.
Net intangible assets other than goodwill was $1.1 billion, including IPR&D of $590.2 million, at both September 30, 2020 and December 31, 2019. Intangible assets are highly vulnerable to impairment charges, particularly newly acquired assets for recently launched products and IPR&D. Considering the high risk nature of research and development and the industry’s success rate of bringing developmental compounds to market, IPR&D impairment charges may occur in future periods. Estimating the fair value of IPR&D for potential impairment is highly sensitive to changes in projections and assumptions and changes in assumptions could potentially lead to impairment.
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
We amortize intangible assets with definite lives on a straight-line basis over their estimated useful lives, ranging from 3 to 20 years. We use the straight-line method of amortization as there is no reliably determinable pattern in which the economic benefits of our intangible assets are consumed or otherwise used up. Amortization expense was $43.8 million and $49.4 million for the nine months ended September 30, 2020 and 2019, respectively.
Fair value measurements. The carrying amounts of our cash and cash equivalents, accounts receivable, accounts payable and short-term debt approximate their fair value due to the short-term maturities of these instruments. Investments that are considered equity securities as of September 30, 2020 and December 31, 2019 are predominately carried at fair value. Our debt under the credit agreement with JPMorgan Chase Bank, N.A. approximates fair value due to the variable rate of interest applicable to such debt.
In evaluating the fair value information, considerable judgment is required to interpret the market data used to develop the estimates. The use of different market assumptions and/or different valuation techniques may have a material effect on the estimated fair value amounts. Accordingly, the estimates of fair value presented herein may not be indicative of the amounts that could be realized in a current market exchange. Refer to Note 9.
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
Derivative financial instruments. We record derivative financial instruments on our Condensed Consolidated Balance Sheet at their fair value and recognize the changes in the fair value in our Condensed Consolidated Statement of Operations when they occur, the only exception being derivatives that qualify as hedges. For the derivative instrument to qualify as a hedge, we are required to meet strict hedge effectiveness and contemporaneous documentation requirements at the initiation of the hedge and assess the hedge effectiveness on an ongoing basis over the life of the hedge. At September 30, 2020 and December 31, 2019, our foreign currency forward contracts held to economically hedge inventory purchases did not meet the documentation requirements to be designated as hedges. Accordingly, we recognize all changes in the fair values of our derivatives instruments, net, in our Condensed Consolidated Statement of Operations. Refer to Note 10.
Property, plant and equipment. Property, plant and equipment are recorded at cost or fair value if acquired in a business combination. Depreciation is provided using the straight-line method over the estimated useful lives of the assets and includes amortization expense for assets capitalized under finance leases. The estimated useful lives by asset class are as follows: software - 3 years, machinery, medical and other equipment - 5-8 years, furniture and fixtures - 5-12 years, leasehold improvements - the lesser of their useful life or the lease term, buildings and improvements - 10-40 years, and automobiles - 3-5 years. Expenditures for repairs and maintenance are charged to expense as incurred. Depreciation expense was $21.5 million and $21.9 million for the nine months ended September 30, 2020 and 2019, respectively. Assets held under finance leases are included within Property, plant and equipment, net in our Condensed Consolidated Balance Sheet and are amortized over the shorter of their useful lives or the expected term of their related leases.
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
We operate in various countries and tax jurisdictions globally.  For interim reporting purposes, we record income taxes based on the expected effective income tax rate, taking into consideration year to date and global forecasted tax results.  For the three and nine months ended September 30, 2020, the tax rate differed from the U.S. federal statutory rate of 21% primarily due to the valuation allowance against certain U.S. and non-U.S. deferred tax assets, the relative mix in earnings and losses in the U.S. versus foreign tax jurisdictions, and the impact of certain discrete tax events and operating results in tax jurisdictions which do not result in a tax benefit.
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
We apply the five-step model to contracts when it is probable that we will collect the consideration we are entitled to in exchange for the goods or services we transfer to the customer. At contract inception, once the contract is determined to be within the scope of Topic 606, we review the contract to determine which performance obligations we must deliver and which of these performance obligations are distinct. We recognize as revenue the amount of the transaction price that is allocated to the respective performance obligation when the performance obligation is satisfied or as it is satisfied. For a complete discussion of accounting for Revenues from services, Revenues from products and Revenue from transfer of intellectual property and other, refer to Note 13.
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
While we have receivables due from federal and state governmental agencies, we do not believe that such receivables represent a credit risk because the related healthcare programs are funded by federal and state governments, and payment is primarily dependent upon submitting appropriate documentation. At September 30, 2020 and December 31, 2019, receivable balances (net of explicit and implicit price concessions) from Medicare and Medicaid were 7% and 6%, respectively, of our consolidated Accounts receivable, net. At September 30, 2020, receivable balances (net of explicit and implicit price concessions) due directly from states, cities and other municipalities, specifically related to our real-time reverse-transcription polymerase chain reaction (real-time RT-PCR) assay to detect COVID-19, were 8.1% of our consolidated accounts receivable, net.
The portion of our accounts receivable due from individual patients comprises the largest portion of credit risk. At September 30, 2020 and December 31, 2019, receivables due from patients represented approximately 1.0% and 2.5%, respectively, of our consolidated Accounts receivable, net.
We assess the collectability of accounts receivable balances by considering factors such as historical collection experience, customer credit worthiness, the age of accounts receivable balances, regulatory changes and current economic conditions and trends that may affect a customer’s ability to pay. Actual results could differ from those estimates. The allowance for credit losses was $2.0 million and $1.9 million at September 30, 2020 and December 31, 2019, respectively. The credit loss expense for the nine months ended September 30, 2020 and 2019 was $0.3 million and $0.3 million, respectively.
Equity-based compensation. We measure the cost of services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is recognized in the Condensed Consolidated Statement of Operations over the period during which an employee is required to provide service in exchange for the award. We record excess tax benefits realized from the exercise of stock options as cash flows from operations. For the nine months ended September 30, 2020 and 2019, we recorded $6.8 million and $11.0 million, respectively, of equity-based compensation expense.

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
Segment reporting. Our chief operating decision-maker (“CODM”) is Phillip Frost, M.D., our Chairman and Chief Executive Officer. Our CODM reviews our operating results and operating plans and makes resource allocation decisions on a Company-wide or aggregate basis. We manage our operations in two reportable segments, pharmaceutical and diagnostics. The pharmaceutical segment consists of our pharmaceutical operations in Chile, Mexico, Ireland, Israel and Spain, Rayaldee product sales and our pharmaceutical research and development. The diagnostics segment primarily consists of clinical laboratory operations through BioReference and point-of-care operations. There are no significant inter-segment sales. We evaluate the performance of each segment based on operating profit or loss. There is no inter-segment allocation of interest expense or income taxes. Refer to Note 15.
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
Variable interest entities. The consolidation of a variable interest entity (“VIE”) is required when an enterprise has a controlling financial interest. A controlling financial interest in a VIE will have both of the following characteristics: (a) the power to direct the activities of a VIE that most significantly impact the VIE’s economic performance and (b) the obligation to absorb losses of the VIE that could potentially be significant to the VIE. Refer to Note 6.
Investments. We have made strategic investments in development stage and emerging companies. We record these investments as equity method investments or as equity securities based on our percentage of ownership and whether we have significant influence over the operations of the investees. For investments classified under the equity method of accounting, we record our proportionate share of their losses in Losses from investments in investees in our Condensed Consolidated Statement of Operations. Refer to Note 6. For investments classified as equity securities, we record changes in their fair value as Other income (expense) in our Condensed Consolidated Statement of Operations based on their closing price per share at the end of each reporting period, unless the equity security does not have a readily determinable fair value. Refer to Note 6.
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

Pending accounting pronouncements.
In August 2020, the FASB issued ASU No. 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity's Own Equity (Subtopic 815-40).” ASU 2020-06 will simplify the accounting for convertible instruments by reducing the number of accounting models for convertible debt instruments and convertible preferred stock. The ASU is effective for public entities for fiscal years beginning after December 15, 2021, with early adoption permitted. We are currently evaluating the impact of this new guidance on our Condensed Consolidated Financial Statements.

NOTE 4 EARNINGS (LOSS) PER SHARE
Basic income (loss) per share is computed by dividing our net income (loss) by the weighted average number of shares of our common stock par value $0.01 per share (“Common Stock”) outstanding during the period. Shares of Common Stock outstanding under the share lending arrangement entered into in conjunction with the 2025 Notes (as defined in Note 7) are excluded from the calculation of basic and diluted earnings per share because the borrower of the shares is required under the share lending arrangement to refund any dividends paid on the shares lent. Refer to Note 7. For diluted earnings per share, the dilutive impact of stock options and warrants is determined by applying the “treasury stock” method. The dilutive impact of the 2033 Senior Notes, the 2023 Convertible Notes and the 2025 Notes (each, as defined and discussed in Note 7) has been considered using the “if converted” method. For periods in which their effect would be antidilutive, no effect is given to outstanding options, warrants or the potentially dilutive shares issuable pursuant to the 2033 Senior Notes, the 2023 Convertible Notes and the 2025 Notes in the dilutive computation.
A total of 73,412,800 and 69,072,430 potential shares of Common Stock were excluded from the calculation of diluted net loss per share for the three months ended September 30, 2020, and 2019, respectively, because their inclusion would be antidilutive. A total of 69,661,016 and 65,778,754 potential shares of Common Stock were excluded from the calculation of diluted net loss per share for the nine months ended September 30, 2020, and 2019, respectively, because their inclusion would be antidilutive. A full presentation of diluted earnings per share has not been provided because the required adjustments to the numerator and denominator resulted in diluted earnings per share equivalent to basic earnings per share.
During the three and nine months ended September 30, 2020, 171,500 Common Stock options and Common Stock warrants to purchase shares of our Common Stock were exercised, resulting in the issuance of 171,500 shares of Common Stock. Of the 171,500 Common Stock options and Common Stock warrants exercised, no shares of Common Stock were surrendered in lieu of a cash payment via the net exercise feature of the agreements.
During the three months ended September 30, 2019, no Common Stock options or Common Stock warrants to purchase shares of our Common Stock were exercised, resulting in the issuance of no shares of Common Stock.
During the nine months ended September 30, 2019, 24,877 Common Stock options and Common Stock warrants to purchase shares of our Common Stock were exercised, resulting in the issuance of 19,232 shares of Common Stock. Of the 24,877 Common Stock options and Common Stock warrants exercised, 5,645 shares of Common Stock were surrendered in lieu of a cash payment via the net exercise feature of the agreements.

NOTE 5 COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS

(In thousands)	September 30, 2020	December 31, 2019
Accounts receivable, net:
Accounts receivable	$243,540	$136,551
Less: allowance for credit losses	(1,996)	(1,934)
	$241,544	$134,617
Inventories, net:
Consumable supplies	$72,518	$23,005
Finished products	30,268	25,142
Work in-process	6,425	3,238
Raw materials	6,343	4,586
Less: inventory reserve	(3,681)	(2,537)
	$111,873	$53,434
Other current assets and prepaid expenses:
Taxes recoverable	$14,072	$19,808
Prepaid expenses	9,435	8,147
Prepaid insurance	6,635	3,486
Other receivables	714	3,262
Other	7,542	15,839
	$38,398	$50,542
Intangible assets, net:
Customer relationships	$446,794	$445,408
Technologies	296,429	296,246
Trade names	49,791	49,786
Covenants not to compete	16,326	16,318
Licenses	5,766	5,766
Product registrations	7,430	7,578
Other	6,296	6,094
Less: accumulated amortization	(342,414)	(298,234)
	$486,418	$528,962
Accrued expenses:
Inventory received but not invoiced	$84,768	$13,751
Commitments and Contingencies	22,669	38,635
Employee benefits	37,671	33,671
Contract liabilities	14,099	19,196
Clinical trials	5,912	8,122
Contingent consideration	2,374	2,375
Finance leases short-term	2,343	2,743
Professional fees	5,340	1,333
Other	73,246	45,099
	$248,422	$164,925

(In thousands)	September 30, 2020	December 31, 2019

Other long-term liabilities:
Line of credit (see Note)	$—	$44,749
Contingent consideration	8,643	7,308
Mortgages and other debts payable	4,010	3,906
Finance leases long-term	2,538	4,046
Contract liabilities	2,951	2,571
Other	26,889	25,224
	$45,031	$87,804

Note: Our line of credit with JPMorgan Chase Bank, N.A. was fully repaid as of September 30, 2020.
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
The changes in value of the intangible assets and goodwill during the nine months ended September 30, 2020 were primarily due to foreign currency fluctuations between the Chilean Peso, the Euro and the Shekel against the U.S. dollar.
The following table summarizes the changes in Goodwill by reporting unit during the nine months ended September 30, 2020.

	2020
(In thousands)	Balance at January 1	Foreign exchange and other	Balance at September 30th
Pharmaceuticals
Rayaldee	$85,605	$3,791	$89,396
OPKO Chile	4,348	(272)	4,076
OPKO Biologics	139,784	—	139,784
OPKO Health Europe	7,394	336	7,730

Diagnostics
BioReference	434,809	—	434,809
	$671,940	$3,855	$675,795

NOTE 6 INVESTMENTS
Investments
The following table reflects the accounting method, carrying value and underlying equity in net assets of our unconsolidated investments as of September 30, 2020:

(in thousands)
Investment type	Investment Carrying Value	Underlying Equity in Net Assets
Equity method investments	$496	$2,374
Variable interest entity, equity method	1,036	—
Equity securities	12,720
Equity securities with no readily determinable fair value	35
Warrants and options	38
Total carrying value of investments	$14,325
Equity method investments
Our equity method investments consist of investments in Pharmsynthez (ownership 9%), Cocrystal Pharma, Inc. (“COCP”) (5%), Non-Invasive Monitoring Systems, Inc. (“NIMS”) (1%), Neovasc, Inc. (“Neovasc”) (2%), InCellDx, Inc. (“InCellDx”) (29%), BioCardia, Inc. (“BioCardia”) (2%), and Xenetic Biosciences, Inc. (“Xenetic”) (3%). The aggregate total assets, liabilities, and net losses of our equity method investees as of and for the nine months ended September 30, 2020 were $89.2 million, $37.0 million, and $51.2 million, respectively. We have determined that we and/or our related parties can significantly influence control of our equity method investments through our board representation and/or voting power. Accordingly, we account for our investment in these entities under the equity method and record our proportionate share of their losses in Loss from investments in investees in our Condensed Consolidated Statement of Operations. The aggregate value of our equity method investments based on the quoted market prices of their respective shares of common stock and the number of shares held by us as of September 30, 2020 was $6.2 million.
Investments in Equity Securities
Our equity securities consist of investments in Phio Pharmaceuticals (“Phio”) (ownership 0.01%), VBI Vaccines Inc. (“VBI”) (1%), ChromaDex Corporation (“ChromaDex”) (0.1%), MabVax Therapeutics Holdings, Inc. (“MabVax”) (1%), and Eloxx Pharmaceuticals, Inc. (“Eloxx”) (3%). We have determined that our ownership, along with that of our related parties, does not provide us with significant influence over the operations of these investments. Accordingly, we account for our investment in these entities as equity securities, and we record changes in the fair value of these investments in Other income (expense) each reporting period when they have readily determinable fair value. Equity securities without a readily determinable fair value are adjusted to fair value when there is an observable price change. Net gains and losses on our equity securities for the nine months ended September 30, 2020 were as follows:

(in thousands)
Investments in Equity Securities	For the nine months ended September 30, 2020
Net gains and losses recognized during the period on equity securities	$8,959
Less: Net gains realized during the period on equity securities	10,324
Unrealized net losses recognized during the period on equity securities still held at the reporting date	$(1,365)
Sales of investments
Gains (losses) included in earnings from sales of our investments are recorded in Other income (expense), net in our Condensed Consolidated Statement of Operations. The cost of securities sold is based on the specific identification method.
Warrants and options
In addition to our equity method investments and equity securities, we hold options to purchase 47 thousand additional shares of BioCardia, 37 thousand of which were vested as of September 30, 2020, and 33 thousand, 0.7 million, 40 thousand and 404 warrants to purchase shares of COCP, InCellDx, Inc., Xenetic, and Phio, respectively. We recorded the changes in the fair value of the options and warrants in Fair value changes of derivative instruments, net in our Condensed Consolidated Statement of Operations. We also recorded the fair value of the options and warrants in Investments, net in our Condensed Consolidated Balance Sheet. See further discussion of the Company’s options and warrants in Note 9 and Note 10.
Investments in variable interest entities
We have determined that we hold variable interests in Detect Genomix, LLC (“Detect Genomix”) and Zebra Biologics, Inc. (“Zebra”). We made this determination as a result of our assessment that they do not have sufficient resources to carry out their principal activities without additional financial support.

In August 2020, GeneDx, Inc., a subsidiary of BioReference, announced that it had entered into an agreement with Pediatrix Medical Group (“Pediatrix”), a provider of maternal-fetal, and pediatric medical and surgical subspecialty physician services, to offer genomic sequencing to support clinical diagnosis in neonatal intensive care units staffed by Pediatrix’s affiliated neonatologists. The offering is planned to include whole exome and whole genome sequencing and genomic support services under the brand Detect Genomix.

Our initial capital investment in Detect Genomix was $245,000 for which we received a 49% ownership interest in Detect Genomix. We are required to make additional capital contributions to Detect Genomix in accordance with our percentage interests if Detect Genomix is unable to generate positive cash flow from operations or is unable to obtain alternative financing. We have not made any other investments in or loans to Detect Genomix through September 30, 2020.
In order to determine the primary beneficiary of Detect Genomix, we evaluated our investment to identify if we had the power to direct the activities that most significantly impact the economic performance of Detect Genomix. Based on the capital structure, governing documents and overall business operations of Detect Genomix, we determined that, while a VIE, we do not have the power to direct the activities that most significantly impact Detect Genomix’s economic performance. We determined, however, that we can significantly influence control of Detect Genomix through our board representation and voting power. Therefore, we have the ability to exercise significant influence over Detect Genomix’s operations and account for our investment in Detect Genomix under the equity method.
We own 1,260,000 shares of Zebra Series A-2 Preferred Stock and 900,000 shares of Zebra restricted common stock (ownership 29% at September 30, 2020). Zebra is a privately held biotechnology company focused on the discovery and development of biosuperior antibody therapeutics and complex drugs. Dr. Richard Lerner, M.D., a member of our Board of Directors, is a founder of Zebra and, along with Dr. Frost, serves as a member of Zebra’s Board of Directors.
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
NOTE 7 DEBT
On February 25, 2020, we entered into a credit agreement with an affiliate of Dr. Frost, pursuant to which the lender committed to provide us with an unsecured line of credit in the amount of $100 million. Borrowings under the line of credit will bear interest at a rate of 11% per annum and may be repaid and reborrowed at any time. The credit agreement includes various customary remedies for the lender following an event of default, including the acceleration of repayment of outstanding amounts under line of credit. The line of credit matures on February 25, 2025. The line of credit also calls for a commitment fee equal to 0.25% per annum of the unused portion of the line. As of September 30, 2020, no funds were borrowed under the line of credit.
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
In conjunction with the issuance of the 2025 Notes, we agreed to loan up to 30,000,000 shares of our Common Stock to affiliates of the underwriter in order to assist investors in the 2025 Notes to hedge their position. As of September 30, 2020, a total of 29,250,000 shares were issued under the share lending arrangement. We will not receive any of the proceeds from the sale of the borrowed shares, but we received a one-time nominal fee of $0.3 million for the newly issued shares. Shares of our Common Stock outstanding under the share lending arrangement are excluded from the calculation of basic and diluted earnings per share. See Note 4.
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
The following table sets forth information related to the 2025 Notes which is included in our Condensed Consolidated Balance Sheet as of September 30, 2020:

(In thousands)	2025 Senior Notes	Discount	Debt Issuance Cost	Total
Balance at December 31, 2019	$200,000	$(46,774)	$(5,086)	$148,140
Amortization of debt discount and debt issuance costs	—	5,341	580	5,921
Balance at September 30, 2020	$200,000	$(41,433)	$(4,506)	$154,061

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
From 2013 to 2016, holders of the 2033 Senior Notes converted $143.2 million in aggregate principal amount into an aggregate of 21,539,873 shares of Common Stock. On February 1, 2019, approximately $28.8 million aggregate principal amount of 2033 Senior Notes were tendered by holders pursuant to such holders’ option to require us to repurchase the 2033 Senior Notes as set forth in the indenture, governing the 2033 Senior Notes, following which repurchase only $3.0 million aggregate principal amount of the 2033 Senior Notes remained outstanding. Holders of the remaining $3.0 million principal amount of the 2033 Senior Notes may require us to repurchase such notes for 100% of their principal amount, plus accrued and unpaid interest, on February 1, 2023, on February 1, 2028, or following the occurrence of a fundamental change as described above.
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

In November 2015, BioReference and certain of its subsidiaries entered into a credit agreement with JPMorgan Chase Bank, N.A. (“CB”), as lender and administrative agent, as amended (the “Credit Agreement”). The Credit Agreement provides for a $75.0 million secured revolving credit facility and includes a $20.0 million sub-facility for swingline loans and a $20.0 million sub-facility for the issuance of letters of credit. The Credit Agreement matures on November 5, 2021 and is guaranteed by all of BioReference’s domestic subsidiaries. The Credit Agreement is also secured by substantially all assets of BioReference and its domestic subsidiaries, as well as a non-recourse pledge by us of our equity interest in BioReference. Availability under the Credit Agreement is based on a borrowing base composed of eligible accounts receivables of

BioReference and certain of its subsidiaries, as specified therein. As of September 30, 2020, $64.7 million remained available for borrowing under the Credit Agreement. Principal under the Credit Agreement is due upon maturity on November 5, 2021.

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

    As of September 30, 2020, no amount was outstanding under the Credit Agreement.

The Credit Agreement contains customary covenants and restrictions, including, without limitation, covenants that require BioReference and its subsidiaries to maintain a minimum fixed charge coverage ratio if availability under the new credit facility falls below a specified amount and to comply with laws and restrictions on the ability of BioReference and its subsidiaries to incur additional indebtedness or to pay dividends and make certain other distributions to the Company, subject to certain exceptions as specified therein. Failure to comply with these covenants would constitute an event of default under the Credit Agreement, notwithstanding the ability of BioReference to meet its debt service obligations. The Credit Agreement also includes various customary remedies for the lenders following an event of default, including the acceleration of repayment of outstanding amounts under the Credit Agreement and execution upon the collateral securing obligations under the Credit Agreement. Substantially all the assets of BioReference and its subsidiaries are restricted from sale, transfer, lease, disposal or distributions to the Company, subject to certain exceptions. As of September 30, 2020, BioReference and its subsidiaries had net assets of approximately $968.0 million, which included goodwill of $434.8 million and intangible assets of $337.1 million.
In addition to the Credit Agreement with CB, we had line of credit agreements with eleven other financial institutions as of both September 30, 2020 and December 31, 2019 in the U.S., Chile and Spain. These lines of credit are used primarily as sources of working capital for inventory purchases.
The following table summarizes the amounts outstanding under the CB, Chilean and Spanish lines of credit:

(Dollars in thousands)			Balance Outstanding
Lender	Interest rate on borrowings at September 30, 2020	Credit line capacity	September 30, 2020	December 31, 2019
JPMorgan Chase	3.50%	$75,000	$—	$44,750
Itau Bank	5.50%	1,810	549	472
Bank of Chile	6.60%	3,800	76	851
BICE Bank	5.50%	2,500	2,019	1,429
BBVA Bank	5.50%	3,250	—	11
Security Bank	5.50%	—	—	588
Estado Bank	5.50%	3,500	1,450	1,365
Santander Bank	5.50%	4,500	1,783	1,943
Scotiabank	5.00%	1,800	1,826	668
Corpbanca	5.00%	3,290	3,290	—
Banco De Sabadell	1.75%	586	—	—
Banco Bilbao Vizcaya	1.70%	352	—	—
Banco Santander	1.82%	586	—	—
Total		$100,974	$10,993	$52,077
At September 30, 2020 and December 31, 2019, the weighted average interest rate on our lines of credit was approximately 5.3% and 4.0%, respectively.
At September 30, 2020 and December 31, 2019, we had notes payable and other debt (excluding the 2033 Senior Notes, the 2023 Convertible Notes, the 2025 Notes, the Credit Agreement and amounts outstanding under lines of credit described above) as follows:

(In thousands)	September 30, 2020	December 31, 2019
Current portion of notes payable	$1,914	$2,494
Other long-term liabilities	4,708	4,723
Total	$6,622	$7,217
The notes and other debt mature at various dates ranging from 2020 through 2024, bearing variable interest rates from 0.7% up to 3.8%. The weighted average interest rate on the notes and other debt was 2.8% and 2.7% on September 30, 2020 and December 31, 2019. The notes are partially secured by our office space in Barcelona.

NOTE 8 ACCUMULATED OTHER COMPREHENSIVE LOSS
For the nine months ended September 30, 2020, changes in Accumulated other comprehensive loss, net of tax, were as follows:

(In thousands)	Foreign currency translation
Balance at December 31, 2019	$(22,070)
Other comprehensive income	4,619
Balance at September 30, 2020	$(17,451)

NOTE 9 FAIR VALUE MEASUREMENTS
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
As of September 30, 2020, we had equity securities (refer to Note 6), forward foreign currency exchange contracts for inventory purchases (refer to Note 10) and contingent consideration related to the acquisitions of CURNA, OPKO Diagnostics and OPKO Renal that are required to be measured at fair value on a recurring basis. In addition, in connection with our investment and our consulting agreement with BioCardia, we record the related BioCardia options at fair value as well as the warrants from COCP, InCellDx, Xenetic and Phio.
Our financial assets and liabilities measured at fair value on a recurring basis are as follows:

	Fair value measurements as of September 30, 2020
(In thousands)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Assets:
Equity securities	$12,720	$—	$—	$12,720
Common stock options/warrants	—	38	—	38
Forward contracts	—	171	—	171
Total assets	$12,720	$209	$—	$12,929
Liabilities:
Contingent consideration	—	—	11,017	11,017
Total liabilities	$—	$—	$11,017	$11,017

	Fair value measurements as of December 31, 2019
(In thousands)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Assets:
Equity securities	$18,870	$—	$—	$18,870
Common stock options/warrants	—	120	—	120
Forward contracts	—	133	—	133
Total assets	$18,870	$253	$—	$19,123
Liabilities:
Contingent consideration	—	—	9,683	9,683
Total liabilities	$—	$—	$9,683	$9,683

The carrying amount and estimated fair value of our 2025 Notes, as well as the applicable fair value hierarchy tiers, are contained in the table below. The fair value of the 2025 Notes is determined using inputs other than quoted prices in active markets that are directly observable.

	September 30, 2020
(In thousands)	Carrying Value	Total Fair Value	Level 1	Level 2	Level 3
2025 Notes	$154,061	$247,158	$—	$247,158	$—
There have been no transfers between Level 1 and Level 2 and no transfers to or from Level 3 of the fair value hierarchy.
As of September 30, 2020 and December 31, 2019, the carrying value of our other financial instrument assets approximates their fair value due to their short-term nature or variable rate of interest.
The following table reconciles the beginning and ending balances of our Level 3 assets and liabilities as of September 30, 2020:

September 30, 2020
(In thousands)	Contingent consideration
Balance at December 31, 2019	$9,683
Change in fair value:
Included in results of operations	1,334
Balance at September 30, 2020	$11,017
The estimated fair values of our financial instruments have been determined by using available market information and what we believe to be appropriate valuation methodologies. We use the following methods and assumptions in estimating fair value:
Contingent consideration – We estimate the fair value of the contingent consideration utilizing a discounted cash flow model for the expected payments based on estimated timing and expected revenues. We use several discount rates depending on each type of contingent consideration related to OPKO Diagnostics, CURNA and OPKO Renal transactions. As of September 30, 2020, of the $11.0 million of contingent consideration, $2.4 million was recorded in Accrued expenses and $8.6 million was recorded in Other long-term liabilities. As of December 31, 2019, of the $9.7 million of contingent consideration, $2.4 million was recorded in Accrued expenses and $7.3 million was recorded in Other long-term liabilities.

NOTE 10 DERIVATIVE CONTRACTS
The following table summarizes the fair values and the presentation of our derivative assets (liabilities) in the Condensed Consolidated Balance Sheets:

(In thousands)	Balance Sheet Component	September 30, 2020	December 31, 2019
Derivative financial instruments:
Common Stock options/warrants	Investments, net	$38	$120
Forward contracts	Unrealized gains on forward contracts are recorded in Other current assets and prepaid expenses. Unrealized (losses) on forward contracts are recorded in Accrued expenses.	$171	$133
We enter into foreign currency forward exchange contracts in an effort to mitigate the effects of exchange rate differences arising from inventory purchases on letters of credit. Under these forward contracts, for any rate above or below the fixed rate, we receive or pay the difference between the spot rate and the fixed rate for the given amount at the settlement date.
To qualify the derivative instrument as a hedge, we are required to meet strict hedge effectiveness and contemporaneous documentation requirements at the initiation of the hedge and assess the hedge effectiveness on an ongoing basis over the life of the hedge. At September 30, 2020 and December 31, 2019, our derivative financial instruments did not meet the documentation requirements to be designated as hedges. Accordingly, we recognize the changes in Fair value of derivative instruments, net in our Condensed Consolidated Statement of Operations. The following table summarizes the losses and gains recorded for the three and nine months ended September 30, 2020 and 2019:

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2020	2019	2020	2019
Derivative gain (loss):
Common Stock options/warrants	$(13)	$(368)	$(82)	$(392)
Forward contracts	(483)	347	194	398
Total	$(496)	$(21)	$112	$6

NOTE 11 RELATED PARTY TRANSACTIONS

In August 2020, we paid a $125,000 filing fee to the Federal Trade Commission (the “FTC”) in connection with filings made by us and Dr. Jane Hsiao, our Vice Chairman and Chief Technical Officer, under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (“HSR Act”) relating to her percentage equity ownership interest in OPKO and potential future purchases of our Common Stock.

In August 2020, Dr. Phillip Frost, our Chairman and Chief Executive Officer, paid a filing fee of $280,000 to the FTC under the HSR Act in connection with filings made by us and Dr. Frost, relating to his percentage equity ownership interest in OPKO and potential future purchases of our Common Stock.  We will reimburse Dr. Frost for the HSR filing fee.
On February 25, 2020, we entered into a credit agreement with an affiliate of Dr. Frost, pursuant to which the lender committed to provide us with an unsecured line of credit in the amount of $100 million. Borrowings under the line of credit will bear interest at a rate of 11% per annum and may be repaid and reborrowed at any time. The credit agreement includes various customary remedies for the lender following an event of default, including the acceleration of repayment of outstanding amounts under line of credit. The line of credit matures on February 25, 2025. The line of credit also calls for a commitment fee equal to 0.25% per annum of the unused portion of the line. As of September 30, 2020, no funds were borrowed under the line of credit.
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
In March 2019, we paid the $125,000 filing fee to the FTC in connection with filings made by us and Dr. Jane Hsiao, our Vice Chairman and Chief Technical Officer, under the HSR Act relating to her purchases of Common Stock.
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
In February 2018, we issued the 2023 Convertible Notes in the aggregate principal amount of $55.0 million. Refer to Note 7. Purchasers of the 2023 Convertible Notes included Dr. Hsiao and an affiliate of Dr. Frost.
We hold investments in Zebra (ownership 29%), Neovasc (2%), ChromaDex Corporation (0.1%), MabVax (1%), COCP (5%), NIMS (1%), Eloxx (3%), and BioCardia (2%). These investments were considered related party transactions as a result of our executive management’s ownership interests and/or board representation in these entities. See further discussion of our investments in Note 6.
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
We reimburse Dr. Frost for Company-related use by Dr. Frost and our other executives of an airplane owned by a company that is beneficially owned by Dr. Frost. We reimburse Dr. Frost for out-of-pocket operating costs for the use of the airplane by Dr. Frost or Company executives for Company-related business. We do not reimburse Dr. Frost for personal use of the airplane by Dr. Frost or any other executive. For the three and nine months ended September 30, 2020, we reimbursed approximately $62 thousand and $156 thousand, respectively, for Company-related travel by Dr. Frost and other OPKO executives. For the three and nine months ended September 30, 2019, we reimbursed approximately $0 thousand and $160 thousand, respectively, for Company-related travel by Dr. Frost and other OPKO executives.

NOTE 12 COMMITMENTS AND CONTINGENCIES
In connection with our acquisitions of CURNA, OPKO Diagnostics and OPKO Renal, we agreed to pay future consideration to the sellers upon the achievement of certain events. As a result, as of September 30, 2020, we recorded $11.0 million as contingent consideration, with $2.4 million recorded within Accrued expenses and $8.6 million recorded within Other long-term liabilities in the accompanying Condensed Consolidated Balance Sheets. Refer to Note 5.
On June 3, 2019, BioReference reported that Retrieval-Masters Creditors Bureau, Inc. d/b/a American Medical Collection Agency (“AMCA”), had notified BioReference about a data security incident involving AMCA (the “AMCA Incident”). AMCA informed BioReference that an unauthorized user had access to AMCA’s system between August 1, 2018 and March 30, 2019. AMCA advised that AMCA’s affected system may have included patient name, date of birth, address, phone, date of service, provider, and balance information, as well as credit card information, bank account information (but no passwords or security questions) and email addresses that were provided by the consumer to AMCA. AMCA advised BioReference that no Social Security Numbers were compromised, and BioReference provided no laboratory results or diagnostic information to AMCA. BioReference notified patients and provided notice to the Office of Civil Rights of the AMCA Incident. BioReference had been named in at least two class action lawsuits against AMCA and other defendants in connection with the AMCA Incident. In April 2020, the class action lawsuits against BioReference were dismissed without prejudice. The Office of Inspector General and Office for Civil Rights (“OCR”) of the Department of Health and Human Services, as well as the attorney generals’ offices from certain states have contacted BioReference to request additional information relating to the AMCA Incident. On June 22, 2020 the OCR advised us it was closing its file regarding the AHCA matter and no further action is required of BioReference with respect to this matter. The resolution with the OCR does not, however, foreclose continued inquiries from attorney generals’ offices from other states. Accordingly, it is not possible at this time to estimate the amount of loss or range of loss, if any, that might result from adverse judgments, settlements, fines, penalties, or other resolution of these investigations based on the stage of these investigations, and the absence of specific allegations.
As previously disclosed, on September 7, 2018, the Securities and Exchange Commission (the “SEC”) filed a lawsuit in the Southern District of New York (the “SEC Complaint”) against a number of individuals and entities (the “Defendants”), including the Company and its CEO and Chairman, Dr. Phillip Frost. The SEC alleged, among other things, that the Company (i) aided and abetted an illegal “pump and dump” scheme perpetrated by a number of the Defendants, and (ii) failed to file required Schedules 13D or 13G with the SEC. The Company and Dr. Frost entered into settlement agreements with the SEC that resolved the SEC Complaint against each of them. The settlement agreements were approved by the court in January 2019. Pursuant to the settlement, and without admitting or denying any of the allegations of the SEC Complaint, the Company is enjoined from violating Section 13(d) of the Exchange Act and paid a $100,000 penalty. Liability under Section 13(d) can be established without any showing of wrongful intent or negligence.

Following the SEC’s announcement of the SEC Complaint, we were named in several class action lawsuits, more than a dozen derivative suits, and other litigation relating to the allegations in the SEC Complaint among other matters. On June 26, 2020, The Amitim Funds, the lead plaintiff in the class action lawsuits, filed a Stipulation of Settlement in the Southern District of Florida of behalf of itself and the remainder of the class, which, if approved, will provide for the settlement of and release of the class action claims against the Company and Dr. Frost for $16.5 million. On September 4, 2020, an Order Preliminarily Approving Settlement was entered and a settlement hearing is scheduled for December 15, 2020. The settlement remains subject to certain terms and conditions including court approval. Our insurance carriers have agreed to provide coverage for a significant portion of the currently contemplated settlement amounts in connection with the class action and derivative lawsuits.

With respect to the derivative suits, a Stipulation and Agreement of Compromise and Settlement dated August 14, 2020 was entered with the Delaware Chancery Court and a settlement hearing has been scheduled for November 2, 2020. The settlement amount of $3.1 million, if approved, is to be paid by the individual defendants’ insurance company.

In April 2017, the Civil Division of the United States Attorney’s Office for the Southern District of New York (the “SDNY”) informed BioReference that it believed that, from 2008 to 2012, BioReference had, in violation of the False Claims Act, improperly billed Medicare and TRICARE (both are federal government healthcare programs) for clinical laboratory services provided to hospital inpatient beneficiaries at certain hospitals. In April 2019, the SDNY also informed BioReference that it believed that BioReference provided physicians subsidies for electronic health record systems prior to 2012 that violated regulations adopted by HHS in 2006 which allowed laboratories to provide these donations under certain conditions. BioReference and the SDNY reached a settlement with respect to these matters and a final settlement and release, including BioReference’s payment of an approximately $11.5 million settlement amount, was approved on September 22, 2020. The amount of related attorneys’ fees is currently being negotiated.

On October 11, 2019, GeneDx received a letter from the Centers for Medicare and Medicaid Services (“CMS”), notifying GeneDx of CMS’ determination to suspend Medicare payments to GeneDx, which suspension became effective on September 27, 2019 (the “CMS Letter”). CMS advised that it suspended payments due to possible overpayments to GeneDx in connection with reimbursement claims for genetic testing services based on a diagnosis of family history of cancer, which testing CMS has alleged is not covered by Medicare under the applicable provisions of the Social Security Act on the basis that such testing is not reasonable and necessary for the diagnosis or treatment of illness or injury. CMS lifted the suspension on February 3, 2020, and issued an extrapolated overpayment finding of approximately $576,332, which GeneDx paid.
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
At September 30, 2020, we were committed to make future purchases for inventory and other items in 2020 that occur in the ordinary course of business under various purchase arrangements with fixed purchase provisions aggregating approximately $196.1 million.
NOTE 13 REVENUE RECOGNITION
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
The complexities and ambiguities of billing, reimbursement regulations and claims processing, as well as considerations unique to Medicare and Medicaid programs, require us to estimate the potential for retroactive adjustments as an element of variable consideration in the recognition of revenue in the period the related services are rendered. Actual amounts are adjusted in the period those adjustments become known. For the nine months ended September 30, 2020 and 2019, revenue reductions due to changes in estimates of implicit price concessions for performance obligations satisfied in prior periods of $1.6 million and $25.8 million, respectively, were recognized.
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
Settlements with third-party payors for retroactive adjustments due to audits, reviews or investigations are also considered variable consideration and are included in the determination of the estimated transaction price for providing services. These settlements are estimated based on the terms of the payment agreement with the payor, correspondence from the payor and our historical settlement activity, including an assessment of the probability a significant reversal of cumulative revenue recognized will occur when the uncertainty is subsequently resolved. Estimated settlements are adjusted in future periods as adjustments become known (that is, new information becomes available), or as years are settled or are no longer subject to such audits, reviews, and investigations. As of September 30, 2020 and December 31, 2019, we had liabilities of approximately $21.4 million and $27.3 million, respectively, within Accrued expenses and Other long-term liabilities related to reimbursements for payor overpayments.
The composition of Revenue from services by payor for the nine months ended September 30, 2020 and 2019 was as follows:

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2020	2019	2020	2019
Healthcare insurers	$136,531	$104,020	$319,763	$315,227
Government payers	21,537	28,206	64,322	87,243
Client payers	207,886	43,750	388,078	120,309
Patients	16,544	5,163	32,146	15,709
Total	$382,498	$181,139	$804,309	$538,488
Client payers include cities, states and companies for which BioReference provides COVID-19 testing services.
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
We recognize revenue for shipments of Rayaldee at the time of delivery to customers after estimating Sales Deductions and product returns as elements of variable consideration utilizing historical information and market research projections. For the three and nine months ended September 30, 2020, we recognized $8.1 million and $26.7 million, respectively, in net product revenue from sales of Rayaldee. For the three and nine months ended September 30, 2019, we recognized $7.4 million and $18.8 million, respectively, in net product revenue from sales of Rayaldee.
The following table presents an analysis of product sales allowances and accruals for the three and nine months ended September 30, 2020:

(In thousands)	Chargebacks, discounts, rebates and fees	Governmental	Returns	Total
Balance at June 30, 2020	$2,890	$6,999	$3,830	$13,719
Provision related to current period sales	4,269	9,335	264	13,868
Credits or payments made	(4,965)	(6,522)	(159)	(11,646)
Balance at September 30, 2020	$2,194	$9,812	$3,935	$15,941

Total gross Rayaldee sales				$22,010
Provision for Rayaldee sales allowances and accruals as a percentage of gross Rayaldee sales				63%

(In thousands)	Chargebacks, discounts, rebates and fees	Governmental	Returns	Total
Balance at December 31, 2019	$3,194	$5,841	$2,751	$11,786
Provision related to current period sales	13,562	25,615	1,654	40,831
Credits or payments made	(14,562)	(21,644)	(470)	(36,676)
Balance at September 30, 2020	$2,194	$9,812	$3,935	$15,941

Total gross Rayaldee sales				$67,569
Provision for Rayaldee sales allowances and accruals as a percentage of gross Rayaldee sales				60%
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
For the three and nine months ended September 30, 2020, revenue from transfer of intellectual property principally reflects $3.1 million and $25.8 million of revenue, respectively, related to the Pfizer Transaction (as defined below). In addition, revenue from the transfer of intellectual property and other for the three and nine months ended September 30, 2020 includes $10.0 million and $16.2 million, respectively, of grants received by BioReference from the CARES Act. For the three and nine months ended September 30, 2019, revenue from the transfer of intellectual property principally reflects $19.5 million and $55.1 million of revenue, respectively, related to the Pfizer Transaction. Refer to Note 14 for discussion of the Pfizer Transaction.
Contract liabilities relate to cash consideration that OPKO receives in advance of satisfying the related performance obligations. Changes in the contractual liabilities balance during the nine months ended September 30, 2020 are as follows:

(In thousands)
Balance at December 31, 2019	$21,767
Balance at September 30, 2020	17,050
Revenue recognized in the period from:
Amounts included in contracts liability at the beginning of the period	18,376
The contract liability balance at September 30, 2020 related primarily to accelerated payments received as part of the CARES Act. Refer to Note 3.
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
Effective May 5, 2020, we entered into an amendment to the VFMCRP Agreement (the “VFMCRP Amendment”), pursuant to which the parties agreed to exclude Mexico, South Korea, the Middle East and all of the countries of Africa from the VFMCRP Territory. In addition, the parties agreed to certain amendments to the milestone structure and to reduce minimum royalties payable. As revised, EirGen is eligible to receive up to $20 million in regulatory milestones (“Regulatory Milestones”) and $210 million in sales milestones (“Sales Milestones”) tied to launch, pricing and sales of Rayaldee.
Under the terms of the VFMCRP Agreement, as amended, EirGen granted to VFMCRP an exclusive license in the VFMCRP Territory in the VFMCRP Field to use certain EirGen patents and technology to make, have made, use, sell, offer for sale, and import Products and to develop, commercialize, have commercialized, and otherwise exploit the Product. EirGen received a non-refundable and non-creditable initial payment of $50 million, which was recognized in Revenue from the transfer of intellectual property and other in our Consolidated Statement of Operations in 2016. EirGen also received a $2.0 million payment triggered by the approval of Rayaldee in Canada for the treatment of SHPT in adults with stage 3 or 4 CKD and vitamin D insufficiency in July 2018. EirGen is also eligible to receive up to an additional $20 million in Regulatory Milestones and $210 million in Sales Milestones tied to launch, pricing and sales of Rayaldee, and will receive tiered royalties on sales of the product at percentage rates that range from the mid-teens to the mid-twenties or a minimum royalty, whichever is greater, upon the commencement of sales of the Product within the VFMCRP Territory and in the VFMCRP Field.
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
In May 2020, we entered into an Amended and Restated Development and Commercialization License Agreement (the “Restated Agreement”) with Pfizer, effective January 1, 2020, pursuant to which the parties agreed, among other things, to share all costs for Manufacturing Activities, as defined in the Restated Agreement, for developing a licensed product for the three indications included in the Restated Agreement.
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
We recognized the non-refundable $295.0 million upfront payments as revenue as the research and development services were completed and as of September 30, 2020, we had no contract liabilities related to the Pfizer Transaction.
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
TESARO
In November 2009, we entered into an asset purchase agreement (the “NK-1 Agreement”) under which we acquired VARUBI™ (rolapitant) and other neurokinin-1 (“NK-1”) assets from Merck. In December 2010, we entered into an exclusive license agreement with TESARO, Inc. (“TESARO”), in which we out-licensed the development, manufacture, commercialization and distribution of our lead NK-1 candidate, VARUBI™ (the “TESARO License”). Under the terms of the license, we received a $6.0 million upfront payment from TESARO and we received $30 million of milestone payments from TESARO upon achievement of certain regulatory and commercial sale milestones and we are eligible to receive additional commercial milestone payments of up to $85 million if specified levels of annual net sales are achieved. The sales based milestone payments will be recognized as revenue in full in the period in which the associated sales occur. For the nine months ended September 30, 2020 and 2019, no revenue was recognized related to the achievement of the milestones under the TESARO License.
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
NOTE 15 SEGMENTS
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
Information regarding our operations and assets for our operating segments and the unallocated corporate operations as well as geographic information are as follows:

	For the three months ended September 30,		For the nine months ended September 30,
(In thousands)	2020	2019	2020	2019
Revenue from services:
Pharmaceutical	$—	$—	$—	$—
Diagnostics	382,498	181,139	804,309	538,488
Corporate	—	—	—	—
	$382,498	$181,139	$804,309	$538,488
Revenue from products:
Pharmaceutical	$28,702	$26,161	$89,133	$80,143
Diagnostics	—	—	—	—
Corporate	—	—	—	—
	$28,702	$26,161	$89,133	$80,143
Revenue from transfer of intellectual property and other:
Pharmaceutical	$6,819	$20,676	$31,057	$58,165
Diagnostics	10,045	—	16,240	—
Corporate	—	796	—	796
	$16,864	$21,472	$47,297	$58,961
Operating income (loss):
Pharmaceutical	$(14,425)	$(14,232)	$(34,546)	$(52,265)
Diagnostics	46,172	(16,363)	68,975	(77,945)
Corporate	(9,808)	(8,416)	(26,071)	(31,378)
	$21,939	$(39,011)	$8,358	$(161,588)
Depreciation and amortization:
Pharmaceutical	$7,316	$7,673	$21,556	$22,580
Diagnostics	13,720	16,116	43,739	48,647
Corporate	—	16	—	54
	$21,036	$23,805	$65,295	$71,281
Loss from investment in investees:
Pharmaceutical	$(110)	$(294)	$(433)	$(2,419)
Diagnostics	—	—	—	—
Corporate	—	—	—	—
	$(110)	$(294)	$(433)	$(2,419)
Revenues:
United States	$400,778	$189,485	$847,539	$558,688
Ireland	8,988	22,968	37,736	65,675
Chile	11,062	8,436	33,064	25,352
Spain	3,713	4,172	12,005	13,466
Israel	1,119	1,938	4,010	8,822
Mexico	2,280	1,642	5,987	5,231
Other	124	131	398	358
	$428,064	$228,772	$940,739	$677,592

(In thousands)	September 30, 2020	December 31, 2019
Assets:
Pharmaceutical	$1,151,065	$1,174,639
Diagnostics	1,176,028	1,035,112
Corporate	44,198	99,521
	$2,371,291	$2,309,272
Goodwill:
Pharmaceutical	$240,986	$237,131
Diagnostics	434,809	434,809
Corporate	—	—
	$675,795	$671,940

No customer represented more than 10% of our total consolidated revenue during the nine months ended September 30, 2020 and 2019. As of September 30, 2020 and December 31, 2019, no customer represented more than 10% of our accounts receivable balance.
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
The following table presents the lease balances within the Condensed Consolidated Balance Sheet as of September 30, 2020:

(in thousands)	Classification on the Balance Sheet	September 30, 2020	December 31, 2019
Assets
Operating lease assets	Operating lease right-of-use assets	$36,485	$39,380
Finance lease assets	Property, plant and equipment, net	4,880	6,789

Liabilities
Current
Operating lease liabilities	Current maturities of operating leases	9,080	12,038
Accrued expenses	Current maturities of finance leases	2,343	2,743
Long-term
Operating lease liabilities	Operating lease liabilities	28,225	27,665
Other long-term liabilities	Finance lease liabilities	$2,538	$4,046

Weighted average remaining lease term
Operating leases		5.6 years	5.6 years
Finance leases		2.6 years	2.6 years
Weighted average discount rate
Operating leases		6.4%	6.3%
Finance leases		4.3%	3.0%
The following table reconciles the undiscounted future minimum lease payments (displayed by year and in the aggregate) under noncancelable operating leases with terms of more than one year to the total operating lease liabilities recognized on our Condensed Consolidated Balance Sheet as of September 30, 2020:

(in thousands)	Operating	Finance
October 1, 2020 through December 31, 2020	$3,154	$731
2021	7,737	2,242
2022	6,777	1,218
2023	5,996	620
2024	4,788	277
Thereafter	17,384	1
Total undiscounted future minimum lease payments	45,836	5,089
Less: Difference between lease payments and discounted lease liabilities	8,531	208
Total lease liabilities	$37,305	$4,881
Expense under operating leases and finance leases was $13.7 million and $2.3 million, respectively, for the nine months ended September 30, 2020, which includes $2.3 million of variable lease costs. Expense under operating leases and finance leases was $15.3 million and $2.3 million, respectively, for the nine months ended September 30, 2019, which includes $2.6 million of variable lease costs. Operating lease costs and finance lease costs are included within Operating loss in the Condensed Consolidated Statement of Operations. Short-term lease costs were not material.
Supplemental cash flow information is as follows:

(in thousands)	For the nine months ended September 30,
	2020	2019
Operating cash out flows from operating leases	$13,596	$15,664
Operating cash out flows from finance leases	149	306
Financing cash out flows from finance leases	2,009	2,165
Total	$15,754	$18,135

NOTE 17 SUBSEQUENT EVENTS
We have reviewed all subsequent events and transactions that occurred after the date of our September 30, 2020 Condensed Consolidated Balance Sheet, through the time of filing this Quarterly Report on Form 10-Q.

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
We are a diversified healthcare company that seeks to establish industry-leading positions in large and rapidly growing medical markets. Our diagnostics business includes BioReference Laboratories Inc. (“BioReference”), one of the nation’s largest full service laboratories with a core genetic testing business and an almost 300-person sales and marketing team to drive growth and leverage new products, including the 4Kscore test. Our pharmaceutical business features Rayaldee, an FDA-approved treatment for secondary hyperparathyroidism (“SHPT”) in adults with stage 3 or 4 chronic kidney disease (“CKD”) and vitamin D insufficiency (launched in November 2016) and a pipeline of products in various stages of development. Our leading product in development is hGH-CTP, a once-weekly human growth hormone injection for which we have partnered with Pfizer and successfully completed a phase 3 study in August 2019.
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

RECENT DEVELOPMENTS

In September 2020, we announced the initiation of a Phase 2 trial with Rayaldee as a treatment for mild-to-moderate COVID-19. The trial is expected to enroll approximately 160 subjects, some of whom may have stage 3 or 4 CKD which may put them at higher risk for developing more severe illness.
In August 2020, GeneDx, Inc., a subsidiary of BioReference, announced that it had entered into an agreement with Pediatrix Medical Group (“Pediatrix”), a leading provider of maternal-fetal, and pediatric medical and surgical subspecialty physician services, to offer state-of-the-art, next-generation genomic sequencing to support clinical diagnosis in neonatal intensive care units staffed by Pediatrix’s affiliated neonatologists. The sequencing is designed to enhance diagnostic capabilities in order to lessen the impact of disease and facilitate the development of novel precision medicine solutions for pediatric care. The initial offering is planned to include whole exome and whole genome sequencing and genomic support services under the brand Detect Genomix and the initial clinical diagnostic support services will be made available to hospitals and patients across the country.

RESULTS OF OPERATIONS
Impact of COVID-19

As the disease caused by SARS-CoV-2, a novel strain of coronavirus, COVID-19 continues to spread and severely impact the economy of the U.S. and other countries around the world, we are committed to being a part of the coordinated public and private sector response to this unprecedented challenge. In response to the COVID-19 pandemic, BioReference is accepting specimens from U.S. healthcare providers, clinics and health and hospital systems for two types of COVID-19 testing, diagnostic molecular testing and serology antibody testing, which is intended to promote earlier diagnosis of the coronavirus, assess a patient’s immune response to the virus and aid in limiting the spread of infection. In addition to its robust nationwide COVID-19 testing offering, BioReference has partnerships with the National Football League (NFL), National Basketball Association (NBA), CVS, Rite-Aid, New York State Department of Health, the New York City Health and Hospital Corporation (NYC Health + Hospitals), the State of New Jersey, the State of Florida and the cities of Detroit and Miami, among others, to provide COVID-19 testing. BioReference performed approximately 0.3 million serology antibody tests and 3.5 million diagnostic molecular tests for COVID-19 during the three months ended September 30, 2020, which represented 63% of BioReference’s total test volume during the third quarter of 2020. Additionally, BioReference has partnered with the State of New York, New York City, the U.S. Center for Disease Control and Prevention (CDC) and a number of employers and government agencies, to perform serologic antibody testing, with the capacity to perform up to 400,000 tests per day and BioReference has the additional capacity to perform more than 70,000 diagnostic molecular tests per day.
We have put preparedness plans in place at our facilities to maintain continuity of operations, while also taking steps to keep colleagues and customers healthy and safe. In line with recommendations to reduce large gatherings and increase social distancing, we have, where practical, transitioned many office-based colleagues to a remote work environment.

Beginning in March 2020, BioReference experienced, and continues to experience, a decline in routine clinical and genomics testing volumes due to the COVID-19 pandemic. Excluding COVID-19 test volumes, for the three months ended September 30, 2020, volumes in our diagnostics segment declined 9.1% as compared to volumes in the third quarter of 2019. Additionally, sales of Rayaldee have not increased in accordance with its expected growth trajectory as a result of challenges in onboarding new patients due to the COVID-19 pandemic. Federal, state and local governmental policies and initiatives designed to reduce the transmission of COVID-19 have resulted in, among other things, a significant reduction in physician office visits, the cancellation of elective medical procedures, customers closing or severely curtailing their operations (voluntarily or in response to government orders), and the adoption of work-from-home or shelter-in-place policies, all of which have had, and may continue to have, an adverse impact on our operating results, cash flows and financial condition, including continued declines in testing volumes. As stay at home orders and other restrictions have been lifted, we have seen our routine clinical and genomic testing volumes trending towards normalization with prior periods, however should stay at home orders or other restrictions be reenacted, we could see our routine testing levels decline. We also continue to see a substantial need for COVID-19 testing by our existing clients and expect new clients as infection rates for the virus continue to increase across the country.
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
We have received, or expect to receive a number of benefits under The CARES Act including, but not limited to:
•During the second quarter of 2020, we received approximately $14 million under The Centers for Medicare & Medicaid Services (CMS) Accelerated and Advance Payment Program, which provides accelerated payments to Medicare providers/suppliers working to provide treatment to patients and combat the COVID-19 pandemic, and the amounts advanced are loans which will be offset against future claims and must be repaid in 2021;
•We are eligible to defer depositing the employer’s share of Social Security taxes for payments due from March 27, 2020 through December 31, 2020, interest-free and penalty-free;
•We received approximately $10.0 million and $16.2 million during the three and nine months ended September 30, 2020 from the funds that were distributed to healthcare providers for related expenses or lost revenues that are attributable to the COVID-19 pandemic;

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
In April 2020, we took certain temporary actions to manage our workforce costs including reduced hours for employees whose work was significantly impacted and temporary furloughs for non-essential employees with diminished work requirements. Substantially all of our furloughed employees have returned, and we hired approximately 2,000 additional employees to support COVID-19 testing and the continued increase to normalized levels of routine clinical and genomic testing.
Since the pandemic began in the U.S., we have invested, and expect to continue to invest, in testing capabilities and infrastructure to meet demand for our molecular and antibody testing for COVID-19.

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019
Our consolidated income (loss) from operations for the three months ended September 30, 2020 and 2019 is as follows:

	For the three months ended September 30,
(In thousands)	2020	2019	Change
Revenues:
Revenue from services	$382,498	$181,139	201,359
Revenue from products	28,702	26,161	2,541
Revenue from transfer of intellectual property and other	16,864	21,472	(4,608)
Total revenues	428,064	228,772	199,292
Costs and expenses:
Cost of revenue	272,773	141,921	130,852
Selling, general and administrative	99,897	80,542	19,355
Research and development	18,493	30,017	(11,524)
Contingent Consideration	1,083	(1,109)	2,192
Amortization of intangible assets	13,879	16,412	(2,533)
Total costs and expenses	406,125	267,783	138,342
Income (loss) from operations	21,939	(39,011)	60,950
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

Diagnostics

	For the three months ended September 30,
(In thousands)	2020	2019	Change
Revenues
Revenue from services	$382,498	$181,139	$201,359
Revenue from transfer of intellectual property and other	10,045	—	10,045
Total revenues	392,543	181,139	211,404
Costs and expenses:
Cost of revenue	255,339	126,293	129,046
Selling, general and administrative	78,009	57,075	20,934
Research and development	4,170	3,481	689
Contingent Consideration	36	(144)	180
Amortization of intangible assets	8,817	10,797	(1,980)
Total costs and expenses	346,371	197,502	148,869
Income (loss) from operations	46,172	(16,363)	62,535

Revenue. Revenue from services for the three months ended September 30, 2020 increased by approximately $201.4 million compared to the three months ended September 30, 2019, primarily due to the positive impacts of increased COVID-19 testing volumes. In addition, Revenue from transfer of intellectual property and other for the three months ended September 30, 2020 included a $10.0 million grant received by BioReference from the CARES Act. BioReference performed approximately 0.3 million serology antibody tests and 3.5 million diagnostic molecular tests for COVID-19 during the three months ended September 30, 2020, which represented 63% of its total testing volume for the third quarter of 2020. This was partially offset by the negative impacts of:
•A reduction in clinical test volumes and genomics test volumes at BioReference resulted in reduced revenue of $13.3 million and $1.5 million, respectively, exclusive of COVID-19 test volumes as compared to the third quarter of 2019 . Representing an approximate 9.1% decline in volume compared to prior year, this decline in routine clinical and genomic testing volume reflects negative impacts from the COVID-19 pandemic, principally from referring physician office closures and stay-at-home guidance throughout states in which we predominately operate.
•A reduction in clinical test and genomic test reimbursement at BioReference of $15.2 million and $14.8 million, respectively, as compared to the third quarter of 2019. The lower reimbursement within our clinical business is primarily the result of the negative impact of the PAMA price reduction that went into effect January 1, 2020 combined with an overall shift in our test mix that was partially offset by increased reimbursement of our 4KScore test. Within the clinical business, BioReference has observed primary care and routine health practices reopen more quickly from the COVID-19 pandemic than specialty practices, resulting in an increase in the mix of lower value clinical tests from patient encounters compared to higher value Oncology and Women’s Health tests. The lower reimbursement within our genomic business is from an increase in denial rates and changes to payor pricing, policy and procedural requirements that have resulted in reduced overall reimbursement rates.
Estimated collection amounts are subject to the complexities and ambiguities of billing, reimbursement regulations and claims processing, as well as considerations unique to Medicare and Medicaid programs, and require us to consider the potential for retroactive adjustments when estimating variable consideration in the recognition of revenue in the period the related services are rendered. For the three months ended September 30, 2020 and 2019, revenue reductions due to changes in estimates of implicit price concessions for performance obligations satisfied in prior periods of $1.7 million and $6.0 million, respectively, were recognized.
The composition of Revenue from services by payor for the three months ended September 30, 2020 and 2019 was as follows:

	Three months ended September 30,
(In thousands)	2020	2019
Healthcare insurers	$136,531	$104,020
Government payers	21,537	28,206
Client payers	207,886	43,750
Patients	16,544	5,163
Total	$382,498	$181,139

Client payers include cities, states and companies for which BioReference provides COVID-19 testing services.
Cost of revenue. Cost of revenue for the three months ended September 30, 2020 increased $129.0 million compared to the three months ended September 30, 2019. Cost of revenue increased primarily due to labor and material costs to produce COVID-19 testing volumes during the three months ended September 30, 2020, partially offset by a decline in non-COVID clinical testing volumes and to cost reduction initiatives leading to a 12% improvement in cost per patient encounter, inclusive of all volumes.

Selling, general and administrative expenses. Selling, general and administrative expenses for the three months ended September 30, 2020 and 2019 were $78.0 million and $57.1 million, respectively. Selling, general and administrative expenses in our diagnostics segment increased primarily due to higher variable billing and compensation costs of $15 million in connection with increased volume and collections during the third quarter 2020, $3 million in one-time costs associated with the serology antibody test launch and related activities, and other administrative and marketing costs directly associated with the COVID-19 PCR testing volumes.
Research and development expenses. The following table summarizes the components of our research and development expenses:

Research and Development Expenses	For the three months ended September 30,
	2020	2019
External expenses:
PMA studies	$53	$68
Research and development employee-related expenses	2,522	1,890
Other internal research and development expenses	1,595	1,523
Total research and development expenses	$4,170	$3,481

Research and development for the diagnostic segment relates to the development of testing services for our clinical and genomics testing at BioReference and the development of the Claros Analyzer, a diagnostic instrument system to provide rapid, high performance blood test results in the point-of-care setting. The increase in research and development expenses for the three months ended September 30, 2020 resulted primarily from increased research and development expenses related to the development of clinical and genomics testing services.
Contingent consideration. Contingent consideration for the three months ended September 30, 2020 and 2019 was $36 thousand of expense and $144 thousand reversal of expense, respectively. Contingent consideration for the three months ended September 30, 2020 and 2019 was attributable to changes in assumptions regarding the timing of achievement of future milestones for OPKO Diagnostics in both periods, and potential amounts payable to former stockholders of OPKO Diagnostics in connection therewith, pursuant to our acquisition agreement in October 2011.
Amortization of intangible assets. Amortization of intangible assets was $8.8 million and $10.8 million, respectively, for the three months ended September 30, 2020 and 2019. Amortization expense reflects the amortization of acquired intangible assets with defined useful lives.
We believe that our estimates and assumptions in testing goodwill and other intangible assets are consistent with assumptions that marketplace participants would use in their estimates. However, if actual results are not consistent with our estimates and assumptions, including as a result of the COVID-19 global pandemic, we may be exposed to an impairment charge that could be material.

Pharmaceuticals

	For the three months ended September 30,
(In thousands)	2020	2019	Change
Revenues:
Revenue from products	$28,702	$26,161	$2,541
Revenue from transfer of intellectual property and other	6,819	20,676	(13,857)
Total revenues	35,521	46,837	(11,316)
Costs and expenses:
Cost of revenue	17,464	15,680	1,784
Selling, general and administrative	11,824	13,969	(2,145)
Research and development	14,548	26,770	(12,222)
Contingent Consideration	1,047	(965)	2,012
Amortization of intangible assets	5,063	5,615	(552)
Total costs and expenses	49,946	61,069	(11,123)
Loss from operations	(14,425)	(14,232)	(193)

Revenue. The increase in revenue from products for the three months ended September 30, 2020 compared to the three months ended September 30, 2019 was primarily attributable to an increase in sales at OPKO Chile and an increase in sales of Rayaldee, which were $8.1 million for the three months ended September 30, 2020, as compared to $7.4 million for the same period in 2019. However, sales growth of Rayaldee has been negatively impacted by challenges in onboarding new patients due to the COVID-19 pandemic. Revenue from transfer of intellectual property for the three months ended September 30, 2020 and 2019 principally reflected $3.1 million and $19.5 million, respectively, of revenue related to the Pfizer Transaction.
Cost of revenue. Cost of revenue for the three months ended September 30, 2020 increased $1.8 million compared to the three months ended September 30, 2019. Cost of product revenue increased primarily due to an increase in sales at OPKO Chile, an increase in sales of Rayaldee and changes in product mix during the period.
Selling, general and administrative expenses. Selling, general and administrative expenses for the three months ended September 30, 2020 and 2019 were $11.8 million and $14.0 million, respectively. The decrease in selling, general and administrative expenses was primarily due to decreased expenses at our pharmaceutical subsidiaries and a decrease in equity-based compensation expense. Selling, general and administrative expenses for the pharmaceutical segment for the three months ended September 30, 2020 and 2019 included equity-based compensation expense of $0.6 million and $0.9 million, respectively.
Research and development expenses. Research and development expenses for the three months ended September 30, 2020 and 2019 were $14.5 million and $26.8 million, respectively. Research and development expenses include external and internal expenses, partially offset by third-party grants and funding arising from collaboration agreements. External expenses include clinical and non-clinical activities performed by contract research organizations, lab services, purchases of drug and diagnostic product materials and manufacturing development costs. We track external research and development expenses by individual program for phase 3 clinical trials for drug approval and premarket approval (“PMA”) for diagnostics tests, if any. Internal expenses include employee-related expenses such as salaries, benefits and equity-based compensation expense. Other internal research and development expenses are incurred to support overall research and development activities and include expenses related to general overhead and facilities.

The following table summarizes the components of our research and development expenses:

Research and Development Expenses	For the three months ended September 30,
	2020	2019
External expenses:
Manufacturing expense for biological products	$2,526	$12,708
Phase III studies	2,646	3,984
Post-marketing studies	81	575
Earlier-stage programs	3,549	6,340
Research and development employee-related expenses	5,349	5,581
Other internal research and development expenses	2,410	2,550
Third-party grants and funding from collaboration agreements	(2,013)	(4,968)
Total research and development expenses	$14,548	$26,770

The decrease in research and development expenses for the three months ended September 30, 2020 was primarily due to a decrease in research and development expenses related to hGH-CTP, a once-weekly human growth hormone injection for which we have partnered with Pfizer and successfully completed a phase 3 study in August 2019. Ongoing expenses on the hGH-CTP program support open label extension studies that will continue until market launch in most countries, as well as the preparation of applications for marketing approvals. Research and development expenses for the pharmaceutical segment for the three months ended September 30, 2020 and 2019 included equity-based compensation expense of $0.7 million and $0.7 million, respectively.
Contingent consideration. Contingent consideration for the three months ended September 30, 2020 and 2019 was $1.0 million of expense and $1.0 million reversal of expense, respectively. Contingent consideration for the three months ended September 30, 2020 and 2019 was primarily attributable to changes in assumptions regarding the timing of achievement of future milestones for OPKO Renal, and potential amounts payable to former stockholders of OPKO Renal in connection therewith, pursuant to our acquisition agreement in March 2013.
Amortization of intangible assets. Amortization of intangible assets was $5.1 million and $5.6 million, respectively, for the three months ended September 30, 2020 and 2019. Amortization expense reflects the amortization of acquired intangible assets with defined useful lives. Our indefinite lived IPR&D assets will not be amortized until the underlying development programs are completed. Upon obtaining regulatory approval by the U.S. FDA, the IPR&D assets will be accounted for as a finite-lived intangible asset and amortized on a straight-line basis over its estimated useful life.
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

Corporate

	For the three months ended September 30,
(In thousands)	2020	2019	Change
Revenues:
Revenue from transfer of intellectual property and other	$—	$796	$(796)
Total revenues	—	796	(796)
Costs and expenses:
Cost of revenue	(32)	(52)	20
Selling, general and administrative	10,065	9,498	567
Research and development	(225)	(234)	9
Total costs and expenses	9,808	9,212	596
Loss from operations	$(9,808)	$(8,416)	$(1,392)

Operating loss for our unallocated corporate operations for the three months ended September 30, 2020 and 2019 was $9.8 million and $8.4 million, respectively, and principally reflects general and administrative expenses incurred in connection with our corporate operations.
Other
Interest income. Interest income for the three months ended September 30, 2020 and 2019 was not significant as our cash investment strategy emphasizes the security of the principal invested and fulfillment of liquidity needs.
Interest expense. Interest expense for the three months ended September 30, 2020 and 2019 was $5.5 million and $5.8 million, respectively. Interest expense was principally related to interest incurred on the 2025 Notes, the 2023 Convertible Notes, the 2033 Senior Notes, and BioReference’s outstanding debt under its credit facility.
Fair value changes of derivative instruments, net. Fair value changes of derivative instruments, net for the three months ended September 30, 2020 and 2019, was $496 thousand and $21 thousand of expense, respectively. Derivative expense for the three months ended September 30, 2020, was principally related to the change in fair value on foreign currency forward exchange contracts at OPKO Chile.
Other income (expense), net. Other income (expense), net for the three months ended September 30, 2020 and 2019, was $4.7 million of income and $(15.5) million of expense, respectively. Other income for the three months ended September 30, 2020 primarily consisted of realized gains recognized during the period on sales of our investment in VBI. Other expense for the three months ended September 30, 2019 primarily consisted of net unrealized losses recognized during the period on Eloxx and VBI.
Income tax provision. Our income tax benefit (provision) for the three months ended September 30, 2020 and 2019 was $3.2 million and $(1.8) million, respectively, and reflects quarterly results using our expected effective tax rate.  For the three months ended September 30, 2020, the tax rate differed from the U.S. federal statutory rate of 21% primarily due to the relative mix in earnings and losses in the U.S. versus foreign tax jurisdictions, the impact of certain discrete tax events and operating results in tax jurisdictions which do not result in a tax benefit.
Loss from investments in investees. We have made investments in certain early stage companies that we perceive to have valuable proprietary technology and significant potential to create value for us as a shareholder or member. We account for these investments under the equity method of accounting, resulting in the recording of our proportionate share of their losses until our share of their loss exceeds our investment. Until the investees’ technologies are commercialized, if ever, we anticipate they will report net losses. Loss from investments in investees was $0.1 million and $0.3 million for the three months ended September 30, 2020 and 2019, respectively.

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019
Our consolidated income (loss) from operations for the nine months ended September 30, 2020 and 2019 is as follows:

	For the nine months ended September 30,
(In thousands)	2020	2019	Change
Revenues:
Revenue from services	$804,309	$538,488	$265,821
Revenue from products	89,133	80,143	8,990
Revenue from transfer of intellectual property and other	47,297	58,961	(11,664)
Total revenues	940,739	677,592	263,147
Costs and expenses:
Cost of revenue	575,683	430,203	145,480
Selling, general and administrative	253,749	264,175	(10,426)
Research and development	57,862	94,832	(36,970)
Contingent Consideration	1,334	(78)	1,412
Amortization of intangible assets	43,753	49,393	(5,640)
Asset impairment charges	—	655	(655)
Total costs and expenses	932,381	839,180	93,201
Income (loss) from operations	8,358	(161,588)	169,946
Diagnostics

	For the nine months ended September 30,
(In thousands)	2020	2019	Change
Revenues
Revenue from services	$804,309	$538,488	265,821
Revenue from transfer of intellectual property and other	16,240	—	16,240
Total revenues	820,549	538,488	282,061
Costs and expenses:
Cost of revenue	523,029	386,008	137,020
Selling, general and administrative	188,445	186,862	1,583
Research and development	11,348	10,732	616
Contingent Consideration	104	439	(335)
Amortization of intangible assets	28,648	32,392	(3,744)
Total costs and expenses	751,574	616,433	135,141
Income (loss) from operations	68,975	(77,945)	146,920

Revenue. Revenue from services for the nine months ended September 30, 2020 increased by approximately $265.8 million compared to the nine months ended September 30, 2019, primarily due to the positive impacts of increased COVID-19 testing volumes. The increase in Revenue from services also included $10.9 million due to the successful appeal of previously denied Medicare claims for the 4Kscore test. In addition, revenue from the transfer of intellectual property and other for the three months ended September 30, 2020 included $16.2 million of grants received by BioReference from the CARES Act. BioReference performed 0.6 million serology antibody tests and 5.8 million diagnostic molecular tests for COVID-19 during the nine months ended September 30, 2020, which represented 48.9% of its total volume for that period. This was partially offset by the negative impacts of:

•A reduction in clinical test volumes and genomics test volumes at BioReference resulted in decreased revenues of $88.8 million and $15.5 million, respectively, exclusive of COVID-19 test volumes, as compared to the nine months ended September 30, 2019. Representing an approximate 20.4% decline in volume compared to prior year, this decline in routine clinical and genomic testing volume reflects negative impacts from the COVID-19 pandemic, principally from referring physician office closures and stay-at-home guidance throughout states in which we predominately operate.
•A reduction in clinical test and genomic test reimbursement at BioReference of $22.7 million and $11.8 million, respectively, as compared to the nine months ended September 30, 2019 . The lower reimbursement within our clinical business is primarily the result of the negative impact of the PAMA price reduction that went into effect January 1, 2020 combined with an overall shift in our test mix that was partially offset by improved operational procedures and an increased reimbursement of our 4KScore test. The lower reimbursement within our genomic business is from an increase in denial rates and changes to payor pricing, policy and procedural requirements that have resulted in reduced overall reimbursement rates.
Estimated collection amounts are subject to the complexities and ambiguities of billing, reimbursement regulations and claims processing, as well as considerations unique to Medicare and Medicaid programs, and require us to consider the potential for retroactive adjustments when estimating variable consideration in the recognition of revenue in the period the related services are rendered. For the nine months ended September 30, 2020 and 2019, revenue reductions due to changes in estimates of implicit price concessions for performance obligations satisfied in prior periods of $1.6 million and $25.8 million, respectively, were recognized.
The composition of Revenue from services by payor for the nine months ended September 30, 2020 and 2019 was as follows:

	Nine months ended September 30,
(In thousands)	2020	2019
Healthcare insurers	$319,763	$315,227
Government payers	64,322	87,243
Client payers	388,078	120,309
Patients	32,146	15,709
Total	$804,309	$538,488

Client payers include cities, states and companies for which BioReference provides COVID-19 testing services.
Cost of revenue. Cost of revenue for the nine months ended September 30, 2020 increased $137.0 million compared to the nine months ended September 30, 2019. Cost of revenue increased primarily due to labor and material costs to produce COVID-19 testing volumes during the nine months ended September 30, 2020, partially offset by a decline in non-COVID clinical testing volumes and to cost reduction initiatives leading to a 13% improvement in cost per patient encounter, inclusive of all volumes.
Selling, general and administrative expenses. Selling, general and administrative expenses for the nine months ended September 30, 2020 and 2019 were $188.4 million and $186.9 million, respectively. Selling, general and administrative expenses in our diagnostics segment increased primarily due to higher variable billing and compensation costs of $19.1 million from an increase in volume and collections during the nine months ended September 30, 2020, $3.0 million in one-time costs associated with the serology antibody test launch and related activities, and other administrative and marketing costs directly associated the COVID-19 PCR testing volumes, which was partially offset by $12.6 million of expense incurred during the nine months ended September 30, 2019 in connection with certain legal matters.
Research and development expenses. The following table summarizes the components of our research and development expenses:

Research and Development Expenses	Nine months ended September 30,
	2020	2019
External expenses:
PMA studies	$164	$239
Research and development employee-related expenses	6,895	5,423
Other internal research and development expenses	4,289	5,070
Total research and development expenses	$11,348	$10,732

Research and development for the diagnostic segment relates to the development of testing services for our clinical and genomics testing at BioReference and the development of the Claros Analyzer, a diagnostic instrument system to provide rapid, high performance blood test results in the point-of-care setting. The increase in research and development expenses for the nine months ended September 30, 2020 resulted primarily from an increased research and development expenses related to the development of clinical and genomics testing services.
Contingent consideration. Contingent consideration for the nine months ended September 30, 2020 and 2019 was $0.1 million and $0.4 million of expense, respectively. Contingent consideration for the nine months ended September 30, 2020 and 2019 was attributable to changes in assumptions regarding the timing of achievement of future milestones for OPKO Diagnostics in both periods, and potential amounts payable to former stockholders of OPKO Diagnostics in connection therewith, pursuant to our acquisition agreement in October 2011.
Amortization of intangible assets. Amortization of intangible assets was $28.6 million and $32.4 million, respectively, for the nine months ended September 30, 2020 and 2019. Amortization expense reflects the amortization of acquired intangible assets with defined useful lives.

Pharmaceuticals

	For the nine months ended September 30,
(In thousands)	2020	2019	Change
Revenues:
Revenue from products	$89,133	$80,143	$8,990
Revenue from transfer of intellectual property and other	31,057	58,165	(27,108)
Total revenues	120,190	138,308	(18,118)
Costs and expenses:
Cost of revenue	52,758	44,395	8,363
Selling, general and administrative	38,493	44,201	(5,708)
Research and development	47,150	84,838	(37,688)
Contingent Consideration	1,230	(517)	1,747
Amortization of intangible assets	15,105	17,001	(1,896)
Asset impairment charges	—	655	(655)
Total costs and expenses	154,736	190,573	(35,837)
Loss from operations	(34,546)	(52,265)	17,719

Revenue. The increase in revenue from products for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 was primarily attributable to an increase in sales at OPKO Chile and an increase in sales of Rayaldee, which were $26.7 million for the nine months ended September 30, 2020, as compared to $18.8 million for the comparative period in 2019. Revenue from transfer of intellectual property for the nine months ended September 30, 2020 and 2019 principally reflected $25.8 million and $55.1 million, respectively, of revenue related to the Pfizer Transaction.

Cost of revenue. Cost of revenue for the three months ended September 30, 2020 increased $8.4 million compared to the nine months ended September 30, 2019. Cost of product revenue increased primarily due to an increase in sales at OPKO Chile and an increase in sales of Rayaldee in 2020 and changes in product mix during the period.
Selling, general and administrative expenses. Selling, general and administrative expenses for the nine months ended September 30, 2020 and 2019 were $38.5 million and $44.2 million, respectively. The decrease in selling, general and administrative expenses was primarily due to decreased expenses at our pharmaceutical subsidiaries and a decrease in equity-based compensation expense. Selling, general and administrative expenses for the pharmaceutical segment for the nine months ended September 30, 2020 and 2019 included equity-based compensation expense of $2.0 million and $3.7 million, respectively.
Research and development expenses. Research and development expenses for the nine months ended September 30, 2020 and 2019 were $47.1 million and $84.8 million, respectively. Research and development expenses include external and internal expenses, partially offset by third-party grants and funding arising from collaboration agreements. External expenses include clinical and non-clinical activities performed by contract research organizations, lab services, purchases of drug and diagnostic product materials and manufacturing development costs. We track external research and development expenses by individual program for phase 3 clinical trials for drug approval and premarket approval for diagnostics tests, if any. Internal expenses include employee-related expenses such as salaries, benefits and equity-based compensation expense. Other internal research and development expenses are incurred to support overall research and development activities and include expenses related to general overhead and facilities.
The following table summarizes the components of our research and development expenses:

Research and Development Expenses	For the nine months ended September 30,
	2020	2019
External expenses:
Manufacturing expense for biological products	$5,254	$32,819
Phase III studies	7,985	13,564
Post-marketing studies	1,203	1,178
Earlier-stage programs	11,117	19,498
Research and development employee-related expenses	16,617	16,602
Other internal research and development expenses	6,987	6,522
Third-party grants and funding from collaboration agreements	(2,013)	(5,345)
Total research and development expenses	$47,150	$84,838

The decrease in research and development expenses for the nine months ended September 30, 2020 was primarily due to a decrease in research and development expenses related to hGH-CTP, a once-weekly human growth hormone injection for which we have partnered with Pfizer and successfully completed a phase 3 study in August 2019. Ongoing expenses on the hGH-CTP program support open label extension studies that will continue until market launch in most countries, as well as the preparation of applications for marketing approvals. Research and development expenses for the pharmaceutical segment for the nine months ended September 30, 2020 and 2019 included equity-based compensation expense of $1.3 million and $1.6 million, respectively.
Contingent consideration. Contingent consideration for the nine months ended September 30, 2020 and 2019 was $1.2 million of expense and $0.5 million reversal of expense, respectively. Contingent consideration for the nine months ended September 30, 2020 and 2019 was primarily attributable to changes in assumptions regarding the timing of achievement of future milestones for OPKO Renal, and potential amounts payable to former stockholders of OPKO Renal in connection therewith, pursuant to our acquisition agreement in March 2013.
Amortization of intangible assets. Amortization of intangible assets was $15.1 million and $17.0 million, respectively, for the nine months ended September 30, 2020 and 2019. Amortization expense reflects the amortization of acquired intangible assets with defined useful lives. Our indefinite lived IPR&D assets will not be amortized until the underlying development programs are completed. Upon obtaining regulatory approval by the U.S. FDA, the IPR&D assets will be accounted for as a finite-lived intangible asset and amortized on a straight-line basis over its estimated useful life.

Asset impairment charges. Asset impairment charges were $0.7 million for the nine months ended September 30, 2019 and is related to an impairment charge to write down our intangible assets at FineTech down to their estimated fair value.
Corporate

	For the nine months ended September 30,
(In thousands)	2020	2019	Change
Revenues:
Revenue from transfer of intellectual property and other	$—	$796	(796)
Total revenues	—	796	(796)
Costs and expenses:
Cost of revenue	(104)	(200)	96
Selling, general and administrative	26,811	33,112	(6,301)
Research and development	(636)	(738)	102
Total costs and expenses	26,071	32,174	(6,103)
Loss from operations	(26,071)	(31,378)	5,307

Operating loss for our unallocated corporate operations for the nine months ended September 30, 2020 and 2019 was $26.1 million and $31.4 million, respectively, and principally reflects general and administrative expenses incurred in connection with our corporate operations. The decrease in operating loss for the nine months ended September 30, 2020 was primarily attributable to a decrease in legal fees incurred for the nine months ended September 30, 2020, compared to the nine months ended September 30, 2019.
Other
Interest income. Interest income for the nine months ended September 30, 2020 and 2019 was not significant as our cash investment strategy emphasizes the security of the principal invested and fulfillment of liquidity needs.
Interest expense. Interest expense for the nine months ended September 30, 2020 and 2019 was $16.5 million and $16.0 million, respectively. Interest expense was principally related to interest incurred on the 2025 Notes, the 2023 Convertible Notes, the 2033 Senior Notes, and BioReference’s outstanding debt under its credit facility.
Fair value changes of derivative instruments, net. Fair value changes of derivative instruments, net for the nine months ended September 30, 2020 and 2019, was $112 thousand and $6 thousand of income, respectively. Derivative income for the nine months ended September 30, 2020, was principally related to the change in fair value on foreign currency forward exchange contracts at OPKO Chile.
Other income (expense), net. Other income (expense), net for the nine months ended September 30, 2020 and 2019, was $10.6 million of income and $(20.4) million of expense, respectively. Other income for the nine months ended September 30, 2020 primarily consisted of realized and unrealized gains recognized during the period on our investment in VBI, offset by net unrealized losses recognized during the period on our investment in Eloxx. Other expense for the nine months ended September 30, 2019 primarily consisted of net unrealized losses recognized during the period on Eloxx and VBI.
Income tax provision. Our income tax provision for the nine months ended September 30, 2020 and 2019 was $4.0 million and $3.6 million, respectively, and reflects quarterly results using our expected effective tax rate.  For the nine months ended September 30, 2020, the tax rate differed from the U.S. federal statutory rate of 21% primarily due to the relative mix in earnings and losses in the U.S. versus foreign tax jurisdictions, the impact of certain discrete tax events and operating results in tax jurisdictions which do not result in a tax benefit.
Loss from investments in investees. We have made investments in certain early stage companies that we perceive to have valuable proprietary technology and significant potential to create value for us as a shareholder or member. We account for these investments under the equity method of accounting, resulting in the recording of our proportionate share of their losses until our share of their loss exceeds our investment. Until the investees’ technologies are commercialized, if ever, we anticipate they will report net losses. Loss from investments in investees was $0.4 million and $2.4 million for the nine months ended September 30, 2020 and 2019, respectively.

LIQUIDITY AND CAPITAL RESOURCES
At September 30, 2020, we had cash and cash equivalents of approximately $36.3 million. Cash provided by operations of $5.2 million for the nine months ended September 30, 2020 principally reflects cash generated by our diagnostics segment due to the positive impact of increased COVID-19 testing volumes, which was partially offset by general and administrative expenses related to our corporate operations and research and development activities. Cash used in investing activities for the nine months ended September 30, 2020 primarily reflects capital expenditures of $26.9 million, which was partially offset by proceeds from the sale of equity securities of $15.1 million. Cash used in financing activities of $43.2 million primarily reflects net repayments on our lines of credit. We have not generated sustained positive cash flow sufficient to offset our operating and other expenses, and our primary sources of cash have been from the public and private placement of equity, the issuance of the 2033 Senior Notes, 2023 Convertible Notes and 2025 Notes and credit facilities available to us. However, as a result of the significant increase in testing volumes resulting from the COVID-19 pandemic, and if our routine clinical and genomic testing volumes continue to trend towards normalization with prior periods, we anticipate generating cash from operations. We are unable to predict how long the demand will continue for our COVID-19 related testing, whether pricing and reimbursement policies for testing will sustain, or whether further restrictions will be placed on elective procedures or if stay at home orders will be reinstated and accordingly, the sustainability of the cash flow is uncertain.
On February 25, 2020, we entered into a credit agreement with an affiliate of Dr. Frost, pursuant to which the lender committed to provide us with an unsecured line of credit in the amount of $100 million. Borrowings under this line of credit bear interest at a rate of 11% per annum and may be repaid and reborrowed at any time. The credit agreement includes various customary remedies for the lender following an event of default, including the acceleration of repayment of outstanding amounts under line of credit. The line of credit matures on February 25, 2025. As of September 30, 2020, no funds were borrowed under this line of credit.
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
As of September 30, 2020, the total commitments under our Credit Agreement (as defined below) with CB and our lines of credit with financial institutions in Chile and Spain were $90.7 million, of which $11.0 million was drawn as of

September 30, 2020. At September 30, 2020, the weighted average interest rate on these lines of credit was approximately 5.3%. These lines of credit are short-term and are used primarily as a source of working capital. The highest aggregate principal balance at any time outstanding during the nine months ended September 30, 2020 was $66.5 million. We intend to continue to draw under these lines of credit as needed. There is no assurance that these lines of credit or other funding sources will be available to us on acceptable terms, or at all, in the future.
On November 5, 2015, BioReference and certain of its subsidiaries entered into a credit agreement with JPMorgan Chase Bank, N.A. (“CB”), as lender and administrative agent, as amended (the “Credit Agreement”). The Credit Agreement provides for a $75.0 million secured revolving credit facility and includes a $20.0 million sub-facility for swingline loans and a $20.0 million sub-facility for the issuance of letters of credit. The Credit Agreement matures on November 5, 2021 and is guaranteed by all of BioReference’s domestic subsidiaries. The Credit Agreement is also secured by substantially all assets of BioReference and its domestic subsidiaries, as well as a non-recourse pledge by us of our equity interest in BioReference. Availability under the Credit Agreement is based on a borrowing base comprised of eligible accounts receivables of BioReference and certain of its subsidiaries, as specified therein. As of September 30, 2020, $64.7 million remained available for borrowing under the Credit Agreement.
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
In May 2016, EirGen, our wholly-owned subsidiary, partnered with VFMCRP through the VFMCRP Agreement for the development and commercialization of Rayaldee in the VFMCRP Territory. The license to VFMCRP potentially covers all therapeutic and prophylactic uses of the product in human patients, provided that initially the license is for the use of the product for the treatment or prevention of SHPT related to patients with CKD and vitamin D insufficiency/deficiency (“VFMCRP Initial Indication”). Effective May 5, 2020, we entered into an amendment to the VFMCRP Agreement (the “VFMCRP Amendment”), pursuant to which the parties agreed to exclude Mexico, South Korea, the Middle East and all of the countries of Africa from the VFMCRP Territory. In addition, the parties agreed to certain amendments to the milestone structure and to reduce minimum royalties payable.
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
In May 2020, we entered into a Restated Agreement with Pfizer which was effective as of January 1, 2020, pursuant to which the parties agreed to share all costs for Manufacturing Activities, as defined in the Restated Agreement, for developing a licensed product for the three indications included in the Agreement.
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
We believe that the cash and cash equivalents on hand at September 30, 2020, cash from operations and the amounts available to be borrowed under our lines of credit are sufficient to meet our anticipated cash requirements for operations and debt service beyond the next 12 months. We based this estimate on assumptions that may prove to be wrong or are subject to change, and we may be required to use our available cash resources sooner than we currently expect. If we acquire additional assets or companies, accelerate our product development programs or initiate additional clinical trials, we will need additional funds. Our future cash requirements, and the timing of those requirements, will depend on a number of factors, including the impact of the COVID-19 pandemic on our business, the approval and success of our products in development, particularly our long acting hGH-CTP for which we expect to submit for approval in the U.S. this year and in Europe and Japan thereafter, the commercial success of Rayaldee, including the launch of Rayaldee by Vifor expected later this year, BioReference’s financial performance, possible acquisitions, the continued progress of research and development of our product candidates, the timing and outcome of clinical trials and regulatory approvals, the costs involved in preparing, filing, prosecuting, maintaining, defending, and enforcing patent claims and other intellectual property rights, the status of competitive products, the availability of financing, our success in developing markets for our product candidates and results of government investigations, payor claims, and legal proceedings that may arise, including, without limitation class action and derivative litigation to which we are subject, and our ability to obtain insurance coverage for such claims. We have not generated sustained positive cash flow and if we are not able to secure additional funding when needed, we may have to delay, reduce the scope of, or eliminate one or more of our clinical trials or research and development programs or possible acquisitions or reduce our marketing or sales efforts or cease operations.
Additionally, the rapid development and fluidity of the COVID-19 pandemic makes it very difficult to predict its ultimate impact on our business, results of operations and liquidity. The pandemic presents a significant uncertainty that could materially and adversely affect our results of operations, financial condition and cash flows, including due to a continued negative impact on non-COVID-related diagnostics testing services provided by BioReference in our diagnostics segment, notwithstanding that our results of operations have been positively impacted by our provision of COVID-19 testing services. Further, deteriorating economic conditions globally have resulted in a challenging capital raising environment, which could materially limit our access to capital, whether through the issuance and sale of our common stock, debt securities or otherwise, as well as through bank facilities and lines of credit. Events resulting from the effects of COVID-19 could negatively impact our ability to comply with certain covenants in the Credit Agreement or require that we pursue alternative financing. We can provide no assurance that any such alternative financing, if required, could be obtained on acceptable terms or at all. The combination of potential disruptions to our business resulting from COVID-19 together with and volatile credit and capital markets could adversely impact our future liquidity, which could have an adverse effect on our business and results of operations. We will continue to monitor and assess the impact COVID-19 may have on our business and financial results.
The following table provides information as of September 30, 2020, with respect to the amounts and timing of our known contractual obligation payments due by period.

Contractual obligations (In thousands)	Remaining three months ending December 31, 2020	2021	2022	2023	2024	Thereafter	Total
Open purchase orders	$195,241	$883	$22	$—	$—	$—	$196,146
Operating leases	3,182	7,565	6,352	5,231	3,905	11,070	37,305
Finance leases	631	2,174	1,188	610	275	2	4,880
2033 Senior Notes, 2025 and 2023 Convertible Notes	—	—	—	—	3,050	209,061	212,111
Deferred payments	3,750	7,500	3,575	—	—	—	14,825
Mortgages and other debts payable	317	986	772	571	478	90	3,214
Lines of credit	10,993	—	—	—	—	—	10,993
Interest commitments	291	302	284	13,994	260	39,121	54,252
Total	$214,405	$19,410	$12,193	$20,406	$7,968	$259,344	$533,726
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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
There were no material changes to our critical accounting policies and estimates described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, that have a material impact on our Condensed Consolidated Financial Statements and related notes.
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
Pending accounting pronouncements.
In August 2020, the FASB issued ASU No. 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity's Own Equity (Subtopic 815-40).” ASU 2020-06 will simplify the accounting for convertible instruments by reducing the number of accounting models for convertible debt instruments and convertible preferred stock. The ASU is effective for public entities for fiscal years beginning after December 15, 2021, with early adoption permitted. We are currently evaluating the impact of this new guidance on our Condensed Consolidated Financial Statements.

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
At September 30, 2020, we had cash and cash equivalents of $36.3 million. The weighted average interest rate related to our cash and cash equivalents for the nine months ended September 30, 2020 was less than 1%. As of September 30, 2020, the principal outstanding balances under BioReference’s Credit Agreement with CB and our Chilean and Spanish lines of credit was $11.0 million in the aggregate at a weighted average interest rate of approximately 5.3%.
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

Item 4. Controls and Procedures
Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this Quarterly Report on Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, management concluded that our disclosure controls and procedures were effective as of September 30, 2020.
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
In April 2017, the Civil Division of the United States Attorney’s Office for the SDNY informed BioReference that it believed that, from 2008 to 2012, BioReference had, in violation of the False Claims Act, improperly billed Medicare and TRICARE for clinical laboratory services provided to hospital inpatient beneficiaries at certain hospitals. In April 2019, the SDNY also informed BioReference that it believed that BioReference provided physicians subsidies for electronic health record systems prior to 2012 that violated regulations adopted by HHS in 2006 which allowed laboratories to provide these donations under certain conditions. BioReference and the SDNY reached a settlement with respect to these matters and a final settlement and release, including BioReference’s payment of an approximately $11.5 million settlement amount, was approved on September 22, 2020. The amount of related attorneys’ fees is currently being negotiated.

    On June 26, 2020, The Amitim Funds, the lead plaintiff in the class action lawsuit against the Company and Dr. Frost, filed a Stipulation of Settlement in the Southern District of Florida of behalf of itself and the remainder of the class, which, if approved, will provide for the settlement of and release of the previously reported class action claims against the Company and Dr. Frost for $16.5 million. We reached agreement with our insurance carriers with respect to claims made in the class action and derivative lawsuits and our insurance carriers have agreed to provide coverage for a significant portion of the settlement amounts. The lead plaintiff also filed a Motion for Preliminary Approval of Settlement and a Notice of Dismissal on June 29, 2020. On September 4, 2020, an Order Preliminarily Approving Settlement was entered and a settlement hearing is scheduled for December 15, 2020. The settlement remains subject to court approval.

With respect to the derivative suits, a Stipulation and Agreement of Compromise and Settlement dated August 14, 2020 was entered with the Delaware Chancery Court and a settlement hearing has been scheduled for November 2, 2020. The settlement amount of $3.1 million is to be paid by the individual defendants’ insurance company, provided the settlement is approved.
    See Note 12 to the interim unaudited condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q for information regarding the status of other legal proceedings involving the Company.

Item 1A. Risk Factors
Except as set forth in this Item 1A, there have been no material changes to our risk factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019.

Our business has been, and may continue to be, affected by the recent coronavirus disease 2019 (COVID-19) outbreak.

The outbreak of the coronavirus disease 2019 (COVID-19) has evolved into a global pandemic, significantly affecting the U.S. and many countries around the world. The extent to which this coronavirus impacts our business and operating results will depend on future developments that are highly uncertain and cannot be accurately predicted, including new information that may emerge concerning the virus and the actions to contain the spread of or to detect, prevent, or treat COVID-19, among others.

As a result of the demand for COVID-19 testing, the Company’s overall testing volume has increased significantly, which has positively impacted its operations. Simultaneously, demand for tests that comprise its core testing business has declined. Should the demand for COVID-19 PCR testing decline, whether from the introduction of new technologies, vaccines or therapies or a reduction in infection rates, our business, including our sales and operations, could be materially adversely affected. As the demand and duration of the need for COVID-19 testing is uncertain, the Company could experience significant volatility if the demand for testing declines and such demand is not offset by an increase in its core testing business.

We may also experience supply chain disruptions, including shortages, delays and price increases in testing equipment and supplies as a result of global disruptions in healthcare markets, which could materially adversely impact our business. It is also possible that the Company will experience an adverse impact on cash collections as a result of the impact of the COVID-19 pandemic.

Governments have implemented travel restrictions and quarantine policies which may have a material economic effect on our business. Such restrictions may present challenges in connection with our laboratory business, our ability to successfully commercialize Rayaldee, our ability to manufacture pharmaceutical products in Ireland, Mexico, Spain, Chile and Israel, and our ability to continue clinical development of our product candidates. Further, if the spread of the coronavirus pandemic continues and our operations are adversely impacted, our ability to meet performance obligations under contracts may be impacted.

COVID-19 could also disrupt our operations due to absenteeism by infected or ill members of management or other employees, or absenteeism by members of management and other employees who elect not to come to work due to the illness affecting others in our office or laboratory facilities, or due to quarantines.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not Applicable.
Item 5. Other Information
None.

Item 6. Exhibits

Exhibit 31.1
Certification by Phillip Frost, Chief Executive Officer, pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended September 30, 2020.

Exhibit 31.2
Certification by Adam Logal, Chief Financial Officer, pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended September 30, 2020.

Exhibit 32.1
Certification by Phillip Frost, Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended September 30, 2020.

Exhibit 32.2
Certification by Adam Logal, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended September 30, 2020.

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

Date: October 29, 2020	OPKO Health, Inc.

/s/ Adam Logal
Adam Logal
Senior Vice President and Chief Financial
Officer