Form 10-K
period 2020-12-31
OPKO HEALTH, INC.
filed 2021-02-18
CIK 944809

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020.
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, as of the last business day of the registrant’s most recently completed second fiscal quarter was: $1,361,925,925.
As of February 8, 2021, the registrant had 670,035,399 shares of its common stock, par value $0.01 per share (“Common Stock”) outstanding.
Documents Incorporated by Reference
Portions of the registrant’s definitive proxy statement for its 2020 Annual Meeting of Stockholders are incorporated by reference in Items 10, 11, 12, 13, and 14 of Part III of this Annual Report on Form 10-K.

		Page
Part I.
Item 1.	Business	6
Item 1A.	Risk Factors	27
Item 1B.	Unresolved Staff Comments	52
Item 2.	Properties	52
Item 3.	Legal Proceedings	52
Item 4.	Mine Safety Disclosures	56
Part II.
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	57
Item 6.	Selected Financial Data	58
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	59
Item 7A.	Quantitative and Qualitative Disclosures about Market Risk	81
Item 8.	Financial Statements and Supplementary Data	83
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	133
Item 9A.	Controls and Procedures	133
Item 9B.	Other Information	133
Part III.
Item 10.	Directors, Executive Officers and Corporate Governance
Item 11.	Executive Compensation
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 13.	Certain Relationships and Related Transactions and Director Independence
Item 14.	Principal Accounting Fees and Services
Part IV.
Item 15.	Exhibits, Financial Statement Schedules	136
Signatures		150
Certifications		150
EX-3.2
EX-4.6
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
Risks and uncertainties, the occurrence of which could adversely affect our business, include the following:
•our business may be materially adversely affected by the coronavirus (COVID-19) pandemic, including the impact on our sales and operations from continued or increasing infection rates and potential declines in testing needs should infection rates decline;
•we have had a history of losses and may not generate sustained positive cash flow sufficient to fund our operations and research and development programs;
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
•that we may fail to obtain regulatory approval for hGH-CTP (Somatrogon) or successfully commercialize Rayaldee and hGH-CTP (Somatrogon);
•that we may not generate or sustain profits or cash flow from our laboratory operations or substantial revenue from Rayaldee and our other pharmaceutical and diagnostic products;
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
•changing relationships with payors, including the various state and multi-state programs, suppliers and strategic partners;

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
Risk Factor Summary
Our business is subject to numerous risks and uncertainties, including those described in Item 1A “Risk Factors”. These risks include, but are not limited to the following:
•Our business has been, and may continue to be, affected by the recent coronavirus disease 2019 (COVID-19) outbreak;
•We have had a history of operating losses and may not be able to sustain profitability in the near future;
•Our research and development activities may not result in commercially viable products;
•Our business is substantially dependent on our ability to generate profits and cash flow from our laboratory operations;
•Failure to timely or accurately bill and collect for our services could have a material adverse effect on our revenues and our business;
•The information technology systems that we rely on may be subject to unauthorized tampering, cyberattack or other data security incidents that could impact our billing processes or disrupt our operations;
•If we are unable to obtain and enforce patent protection for our products, our business could be materially harmed;
•Failure to maintain the security of patient-related information or compliance with security requirements could damage our reputation with customers, cause us to incur substantial additional costs and become subject to litigation;
•Failure to obtain regulatory approval outside the U.S. will prevent us from marketing our products and product candidates abroad;
•We are subject to risks associated with doing business globally; and
•Funding may not be available for us to continue to make acquisitions, investments and strategic alliances in order to grow our business.

PART I
Unless the context otherwise requires, all references in this Annual Report on Form 10-K to the “Company”, “OPKO”, “we”, “our”, “ours”, and “us” refer to OPKO Health, Inc., a Delaware corporation, including our wholly-owned subsidiaries.
ITEM 1.     BUSINESS
OVERVIEW
We are a diversified healthcare company that seeks to establish industry-leading positions in large and rapidly growing medical markets. Our diagnostics business includes BioReference Laboratories, Inc. (“BioReference”), one of the nation’s largest full service laboratories with a core genetic testing business and an almost 300-person sales and marketing team to drive growth and leverage new products, including the 4Kscore test. Our pharmaceutical business features Rayaldee, a, U.S. Food and Drug Administration (“FDA”) approved treatment for secondary hyperparathyroidism (“SHPT”) in adults with stage 3 or 4 chronic kidney disease (“CKD”) and vitamin D insufficiency, and a pipeline of products in various stages of development. Our leading product in development is hGH-CTP (Somatrogon), a once-weekly human growth hormone injection which completed a successful phase 3 study in August 2019 and is partnered with Pfizer, Inc. We have submitted the initial Biologics License Application (“BLA”) with the FDA for approval of Somatrogon in the United States as well as a New Drug Application (an “NDA”) with the Ministry of Health, Labour and Welfare in Japan.
Through BioReference, we provide laboratory testing services, primarily to customers in the larger metropolitan areas in New York, New Jersey, Florida, Texas, Maryland, California, Pennsylvania, Delaware, Washington, DC, Illinois and Massachusetts, as well as to customers in a number of other states. We offer a comprehensive test menu of clinical diagnostics for blood, urine and tissue analysis. This includes hematology, clinical chemistry, immunoassay, infectious disease, serology, hormones, and toxicology assays, as well as Pap smear, anatomic pathology (biopsies) and other types of tissue analysis. We market our laboratory testing services directly to physicians, geneticists, hospitals, clinics, correctional and other health facilities.
We operate established pharmaceutical platforms in Spain, Ireland, Chile, and Mexico, which are generating revenue and from which we expect to generate positive cash flow and facilitate future market entry for our products currently in development. We have a development and commercial supply pharmaceutical company as well as a global supply chain operation and holding company in Ireland. We also own a specialty active pharmaceutical ingredients (“APIs”) manufacturer in Israel, which we expect will facilitate the development of our pipeline of molecules and compounds for our proprietary molecular diagnostic and therapeutic products.
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
GROWTH STRATEGY
We expect our future growth to come from leveraging our commercial infrastructure, proprietary technology and development strengths.
We launched our first pharmaceutical product, Rayaldee, in the U.S. market in the fourth quarter of 2016. We have under development a broad and diversified portfolio of diagnostic tests, small molecules, and biologics targeting a broad range of unmet medical needs. We also operate one of the largest full service laboratories in the U.S. We intend to continue to leverage our proprietary technology and our strengths in all phases of research and development to further develop and commercialize our portfolio of proprietary pharmaceutical and diagnostic products. In support of our strategy, we intend to:
•continue to enhance our commercialization capability in the U.S. and internationally;
•develop and commercialize Rayaldee for new indications, including the treatment of SHPT in patients with vitamin D insufficiency and stage 5 CKD requiring regular hemodialysis;
•obtain requisite regulatory approval and compile clinical data for our most advanced product candidates; and

•expand into other medical markets that provide significant opportunities and that we believe are complementary to and synergistic with our business.
In addition, we expect to leverage the BioReference business and infrastructure to drive rapid and widespread uptake of our diagnostic products, including the 4Kscore test. Our strategy with respect to BioReference Laboratories is comprised of three pillars: the core business, digital health and strategic ventures. Because of the COVID-19 outbreak, we have added a fourth pillar as the COVID-19 impacted all parts of our organization. In support of this strategy:
•We have made significant investments to rebuild and reconfigure our main laboratory in Elmwood Park, NJ and have also made significant investments in our labs in Melbourne, Florida, Houston, Texas, California and the GeneDx laboratory in Maryland.
•Increased patient access through preferred relationships with payers. We are part of the United Healthcare preferred lab network with access to 45 million patients. We now also have access to Blue Cross/Blue Shield of Texas with another 5.9 million patients and access to Blue Cross/Blue Shield of Alabama with another 2 million patients.
•We intend to continue to expand large-scale COVID-19 screening programs nationwide. We offer customized solutions to a different types of environments and to different types of clients. We are one of the largest providers of these programs, which include both PCR COVID-19 testing and point of care testing, across a variety of touch points, including the travel and leisure industry, airlines, cruise industry and education. BioReference Laboratories has been selected to support the NFL, NBA, NHL, US National Soccer Teams, Winter X Games and the US Golf Association, among other organizations.
•We intend to continue to expand our offerings among our core laboratory service businesses in clinical, genetics, women’s health, oncology and urology.
•We intend to initiate digital health advances that aim to increase flexibility and convenience for patients. We recently introduced an important initiative in digital health through the launch of Scarlet™ Health, a fully-integrated digital platform providing mobile phlebotomy and laboratory services to patient’s homes, offices and other preferred locations.
•We intend to continue to expand and seek new strategic ventures to provide laboratory services for large health care groups and systems.
•We intend to continue to innovate and expand our offerings at GeneDx. GeneDx is a global leader in genomics, providing testing to patients and their families from more than 55 countries, with an expertise in rare and ultra-rare genetic disorders. In 2020, we launched a new joint venture, called Detect Genomics, in partnership with Pediatrics Medical Group, a leading provider of maternal-fetal and pediatric physician services, to offer rapid exome and genome testing in neonatal intensive care units.
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
We currently manage our operations in two reportable segments: diagnostics and pharmaceuticals. The pharmaceutical segment consists of the pharmaceutical operations we operate in Chile, Mexico, Ireland, Israel and Spain and our pharmaceutical research and development operations. The diagnostics segment primarily consists of the clinical laboratory operations of BioReference, as well as our point-of-care operations. There are no significant inter-segment sales. We evaluate the performance of each segment based on operating profit or loss. There is no inter-segment allocation of interest expense and income taxes. Refer to Note 18 of our audited consolidated financial statements contained in this Annual Report on Form 10-K for financial information about our segments and geographic areas.

CURRENT PRODUCTS AND SERVICES AND RELATED MARKETS
Diagnostics
BioReference Laboratories
Through BioReference, one of the largest full service laboratories in the United States, we offer comprehensive laboratory testing services utilized by healthcare providers in the detection, diagnosis, evaluation, monitoring, and treatment of diseases, including esoteric testing, molecular diagnostics, anatomical pathology, genetics, women’s health and correctional healthcare. We market and sell these services to physician offices, clinics, hospitals, employers and governmental units nationally, with the largest concentration of business in the larger metropolitan areas in New York, New Jersey, Florida, Texas, Maryland, California, Pennsylvania, Delaware, Washington DC, Illinois and Massachusetts. BioReference is in network for over 80% of all U.S. insured lives.
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
Through BioReference, we operate in the following highly specialized laboratory divisions:
•BioReference Laboratories. BioReference constitutes our core clinical testing laboratory offering automated, high volume routine testing services, STAT testing, informatics, HIV, Hep C and other molecular tests.
•GenPath (Oncology). National oncology presence with expertise in cancer pathology and diagnostics, as well as molecular diagnostics. Core tests include FLOW, IHC, MicroArray, FISH, ISH, Morphology, and full service oncology.
•GenPath (Women’s Health). Innovative technology platform for sexually transmitted infections has enabled expansion nationally with specimens coming from 41 states, including Image Directed Paps analysis, HPV Plus, and STI Testing.
•GeneDx. Industry leading national laboratory for testing rare and ultra-rare genetic diseases with international reach, performing testing on specimens from more than 50 countries.
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
We are among the largest providers of large-scale COVID-19 screening programs across the country, with the capacity to run approximately 100,000 PCR tests a day. These large-scale screening programs include both PCR COVID-19 testing and point of care testing. We offer testing across a variety of touch points, including the travel and leisure industry, airlines, cruise industry and education. We have substantial relationships with local and state governments to provide testing services across all 50 states, with substantial service relationships in New York, New Jersey, and Michigan. Through our relationships with CVS and RiteAid, we provide access to testing services for the general public and currently provide testing at more than 700 CVS and RiteAid storefronts. BioReference has also been selected to provide COVID-19 testing for the NFL, NBA, NHL, U.S. National Soccer Teams, Winter X Games and the US Golf Association, among other organizations.
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
BioReference provides us with a significant diagnostics commercial infrastructure for marketing and sales that reached almost 19 million patients in 2020. In addition, its large team of managed care experts complement our efforts to ensure that payors recognize the value of our diagnostic and laboratory tests for reimbursement purposes. We continue to leverage the national marketing, sales and distribution resources of BioReference, along with its almost 300-person sales and marketing team, to enhance sales of and reimbursement for our 4Kscore test, a laboratory developed blood test that provides a personalized risk score for aggressive prostate cancer. We plan to leverage the BioReference commercial infrastructure and capabilities, as well as its extensive relationships with payors, to commercialize OPKO’s other diagnostic products under development.
4Kscore Test
We offer the 4Kscore test through our BioReference laboratory located in Elmwood Park, New Jersey. We began selling the 4Kscore test in the U.S. in March 2014 and in Europe and Mexico in September 2014 and January 2015, respectively. The 4Kscore test is a laboratory developed test that measures the blood serum or plasma levels of four different prostate-derived kallikrein proteins: Total PSA, Free PSA, Intact PSA and Human Kallikrein-2 (“hK2”). These biomarkers are then combined with a patient’s age, optional Digital Rectal Exam (“DRE”) status (nodule / no nodule), and prior negative biopsy status (yes, prior negative biopsy / no prior biopsy) using a proprietary algorithm to calculate the risk (probability) of finding a Gleason Score 7 or higher prostate cancer. The four kallikrein panel of biomarkers utilized in the 4Kscore test is based on decades of research conducted by scientists at Memorial Sloan-Kettering Cancer Center and leading European institutions. Investigators at the Lund University, Sweden, University of Turku, Finland and Memorial Sloan Kettering Cancer Center, New York, have also demonstrated that the 4Kscore test can risk stratify the 20-year risk for development of prostate metastases and mortality in men who present at age 50 to 60 years old with an elevated PSA.
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

The 4Kscore test has been granted a Category I CPT® code by the AMA (CPT Code 81539). A CPT code is used by insurance companies and government payors to describe health care services and procedures. A Category I CPT code is critical to facilitate reimbursement in government programs such as Medicare and Medicaid, as well as private insurance programs. Effective December 30, 2019, Novitas Solutions (“Novitas”), the local Medicare Administrative Contractor (“MAC”) for the 4Kscore testing laboratory in New Jersey, provided positive coverage through a local coverage determination (an “LCD”) with defined coverage criteria. Since that date, 4Kscore test orders meeting the coverage criteria have been reimbursed by Novitas and Medicare Advantage Health Plans. We have also successfully been reimbursed for 4Kscore test orders between March and December 2019 through a reconsideration request. In addition, we have obtained a positive coverage decision from at least one national private payor and pricing agreements from several regional payors.
On June 20, 2019, we announced that we submitted a de novo request to the FDA seeking regulatory clearance for the 4Kscore test. Based on feedback from the FDA, the Company withdrew its de novo request and requested a meeting with the FDA to discuss a premarket approval (“PMA”) submission for the test. A PMA submission by the Company for the 4Kscore test was accepted for review by the FDA in January 2020 and is under review.
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
Vitamin D insufficiency arises in CKD due to the abnormal upregulation of CYP24A1, an enzyme that destroys vitamin D and its metabolites, from obesity and from many other causes as well. Studies in CKD patients have demonstrated that currently available over-the-counter and prescription vitamin D supplements cannot reliably and sufficiently raise blood vitamin D prohormone levels to effectively treat SHPT, a condition commonly associated with CKD in which the parathyroid glands secrete excessive amounts of PTH. Prolonged elevation of blood PTH causes excessive calcium and phosphorus to be released from bone, leading to elevated serum calcium and phosphorus levels, softening of the bones (osteomalacia) and calcification of vascular and renal tissues. SHPT affects 33% and 54% of patients with stage 3 and 4 CKD respectively, and approximately 95% of patients with stage 5 CKD.
We have an approximately 75-person highly specialized sales, marketing and market access team dedicated to the commercialization of Rayaldee as of December 31, 2020. In the fourth quarter of 2020, total Rayaldee prescriptions decreased approximately 15.9% and 10.2% as compared to the fourth quarter of 2019 and the third quarter of 2020, respectively. Sales of Rayaldee have not increased in accordance with its expected growth trajectory as a result of challenges in onboarding new patients due to the COVID-19 pandemic. Efforts are underway to obtain broader commercial and Part D insurance coverage for Rayaldee. We have already achieved commercial and Medicare Part D formulary coverage for more than 82.3% of U.S. covered lives as of the end of 2020.
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
Effective May 5, 2020, we entered into an amendment to the VFMCRP Agreement (the “VFMCRP Amendment”), pursuant to which the parties agreed to exclude Mexico, South Korea, the Middle East and all of the countries of Africa from the VFMCRP Territory. In addition, the parties agreed to certain amendments to the milestone structure and to reduce minimum royalties payable. As revised, the Company has received a $3 million payment triggered by the first marketing approval of Rayaldee in Europe and is eligible to receive up to an additional $17 million in regulatory milestones and $210 million in milestone payments tied to launch, pricing and sales of Rayaldee, and tiered, double-digit royalties.
OPKO and VFMCRP are also collaborating to develop and commercialize a new higher strength dosage form of Rayaldee for the treatment of SHPT in hemodialysis patients. A phase 2 study in this population commenced in the third quarter of 2018 and we expect to report topline data in the first half of 2020. OPKO granted VFMCRP an option to acquire rights to this dosage form for the U.S. market; if exercised, OPKO may receive up to $555 million in additional milestones and tiered, double digit royalties.

VFMCRP filed Marketing Authorization Application with a number of European countries, and VFMCRP has received regulatory approvals from eleven European countries to date and is preparing for product launches later in 2021.
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
In October 2020, we commenced a placebo controlled Phase 2 trial with Rayaldee as a treatment for mild-to-moderate COVID-19. The trial is expected to enroll approximately 160 subjects, some of whom may have stage 3 or 4 CKD which may put them at higher risk for developing more severe illness due to the COVID-19 infection.
We filed an IND for Rayaldee in January 2019 for the treatment of SHPT arising from vitamin D insufficiency in patients who have undergone bariatric surgery. Plans to commence a phase 2 study in this population have been postponed from late 2020 to redirect internal resources to the ongoing conduct of the phase 2 trial in patients with COVID-19.
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

We have also completed a Phase 4 clinical trial comparing Rayaldee with three common treatment regimens for SHPT in adults with stage 3 or stage 4 CKD and vitamin D insufficiency. Preliminary results indicate that a daily dose of 60 micrograms of Rayaldee is the only treatment that reliably and sufficiently raises serum total 25-hydroxyvitamin D to effectively suppress elevated plasma parathyroid hormone levels in CKD patients. We presented interim results in an abstract titled “Comparison of Extended-Release Calcifediol (ERC), Immediate-Release Calcifediol, Cholecalciferol, and Paricalcitol for Treating Secondary Hyperparathyroidism (SHPT) in CKD” at the American Society of Nephrology’s Kidney Week Annual Meeting in October 2020. We anticipate presenting the final data at an upcoming scientific meeting.
We believe the CKD patient population is large and growing as a result of obesity, hypertension and diabetes; therefore this patient population represents a significant global market opportunity. According to the National Kidney Foundation, CKD afflicts over 40 million people in the U.S., including more than 21 million patients with stage 3 or 4 CKD. In stage 5 CKD, kidney function is minimal to absent and most patients require regular dialysis or a kidney transplant for survival. An estimated 71-97% of CKD patients have vitamin D insufficiency which can lead to SHPT and its debilitating consequences. CKD continues to be associated with poor outcomes, reflecting the inadequacies of the current standard of care. We intend to develop and commercialize Rayaldee to constitute part of the foundation for a new and markedly improved standard of care for CKD patients having SHPT and/or hyperphosphatemia.
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

OPK88003 has been evaluated in a phase 2 study enrolling 420 type 2 diabetes subjects in a 24 week study consisting of a 12-week randomized blinded stage followed by a 12-week open-label stage. The study included four once-weekly dose arms of OPK88003 (10mg, 15mg, 30mg, 50mg), a placebo arm, and an active comparator arm (exenatide extended release – 2mg). The study was completed in February 2016.
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
hGH-CTP (Somatrogon)
Our lead product candidate utilizing CTP, hGH-CTP (Somatrogon), is a recombinant human growth hormone product under development for the treatment of growth hormone deficiency (“GHD”), which is a pituitary disorder resulting in short stature in children and other physical ailments in both children and adults.
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
We believe hGH-CTP represents a significant advancement in the treatment of children with GHD compared to the current standard of one injection per day that could enhance a patient’s adherence to treatment and quality of life. Pfizer submitted a Biologics License Application (“BLA”) for hGH-CTP dosed once-weekly in pre-pubertal children with GHD in October 2020. The FDA accepted the BLA for review and the target Prescription Drug User Fee Act (PDUFA) action date for a decision by the FDA is in October 2021.
In addition to the phase 3 pediatric study, we have continued without interruption our ongoing phase 2 pediatric open label extension study for hGH-CTP. Most of the phase 2 pediatric patients have been treated with hGH-CTP for more than six years, and some patients for more than seven years. We have switched all of the pediatric patients in this study to the disposable pen device. A 44-patient Phase 3 study in Pediatric GHD patients in Japan was completed in the first quarter of 2020. The Japan Phase 3 clinical trial met its primary and secondary objectives, and demonstrated that the efficacy and safety of hGH-CTP administered weekly was comparable to Genotropin® as measured by annual height velocity after 12 months of treatment in pre-pubertal children with GHD. The findings were consistent with the results previously reported in the Phase 3 global study. The least squared means for the annual height velocity was higher in the Somatrogon group (9.65 cm/year) than in the Genotropin group (7.87 cm/year). Pfizer submitted a New Drug Application to the Ministry of Health, Labour and Welfare in Japan for Somatrogon in January 2021. The submission to EMA is expected to occur in the first half of 2021. Somatrogon (hGH-CTP) has orphan drug designation in the U.S. and Europe for both adults and children with GHD.
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
•97% of hGH-CTP vs 6% of placebo group showed IGF-1 normalization; and
•The safety profile of hGH-CTP is consistent with that observed with those treated with daily growth hormone.
Although there was no statistically significant difference between hGH-CTP and placebo on the primary endpoint of change in trunk fat mass from baseline to 26 weeks, after unblinding the study, we identified an exceptional value of trunk fat mass reduction in the placebo group that may have affected the primary outcome. We have completed post-hoc sensitivity analyses to evaluate the influence of outliers on the primary endpoint results using multiple statistical approaches. Analyses that excluded outliers showed a statistically significant difference between hGH-CTP and placebo on the change in trunk fat mass. Additional analyses that did not exclude outliers showed mixed results. Further, significant changes were observed with hGH-CTP treatment in secondary endpoints such as lean body mass and compared to placebo. We believe there is a path for submission of a BLA with respect to hGH-CTP for adults with GHD on the basis that the FDA may assess the totality of the data, including all relevant efficacy and safety data in adult and pediatric patients. We plan to continue to assess with Pfizer the regulatory strategy for the adult indication going forward, including the timing of a possible submission.

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
Early Stage Biologics Pipeline
In addition to hGH-CTP and Factor VIIa-CTP, we believe that the CTP technology may also be broadly applicable to other therapeutic proteins in the market and provide a reduction in the number of injections required for treatment. We are currently engaged in research and development efforts to use the CTP technology for development of a long-acting CTP-IGF-1 for the Treatment of Severe Primary IGF-1 Deficiency.
Apart from development efforts using the CTP platform, we are also focused on development of a once weekly GLP-2 agonist for treatment of Small Bowel Syndrome and other potential indications.
APIs
FineTech Pharmaceutical, Ltd. (“FineTech”), is our Israeli-based subsidiary that develops and produces high value, high potency specialty APIs. FineTech currently manufactures commercial APIs for sale or license to pharmaceutical companies in Latin America, Canada, Europe and Israel. We believe that FineTech’s significant know-how and experience with analytical chemistry and organic syntheses, together with its production capabilities, may play a valuable role in the development of our pipeline of proprietary molecules and compounds for diagnostic and therapeutic products, while providing revenues and profits from its existing API business.
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
RESEARCH AND DEVELOPMENT EXPENSES
During the years ended December 31, 2020, 2019, and 2018, we incurred $75.3 million, $117.9 million, and $125.6 million, respectively, of research and development expenses related to our various product candidates. During the years ended December 31, 2020, 2019, and 2018, our research and development expenses primarily consisted of hGH-CTP and Rayaldee development programs.
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
Rayaldee
We have multiple U.S. patent families relating to Rayaldee. These patents are also filed in multiple countries worldwide. One patent family claims a sustained release oral dosage formulation and a method of treating 25-hydroxyvitamin D insufficiency or deficiency and will not expire until at least February 2027. A second patent family claims a method of administering 25-hydroxyvitamin D3 by controlled release, a formulation for controlled release of a vitamin D compound, a controlled release oral dosage formulation of a vitamin D compound and a method of treatment, and will not expire until at least April 2028. We also have additional patents and patent applications pending relating to the sustained release formulation and its use which will expire in 2034. The patents issued in the U.S. covering Rayaldee are listed in the Approved Drug Products with Therapeutic Equivalence Evaluations, or the Orange Book. OPKO and/or its affiliates have entered into two exclusive license agreements with respect to Rayaldee patents in certain territories outside of North America with VFMCRP (Europe and many other countries throughout the rest of the world) and JT (Japan). We intend to seek patent term extensions in those countries for which such protection is potentially available. We also continue to file and seek patent protection on various uses of extended release dosage forms of 25-hydroxyvitamin D3 and new formulations of this drug.

hGH-CTP (somatrogon)
The hGH-CTP line of patents, which is exclusively licensed to Pfizer, includes multiple U.S. patent families that cover modified human grown hormone (somatrogon), uses of somatrogon in adult and pediatric patient populations, and methods of making somatrogon. Equivalent patents have also been filed in multiple countries around the world. One patent family covers certain CTP modified hGH polypeptides relating to growth hormones and their method of use and expires in February of 2027 (with the exception of two U.S. patents, namely US 8304386 and US 8097435, which expire in January 2028 and April 2027, respectively, due to Patent Term Adjustment for each). Additional U.S. patent applications are pending which cover somatrogon formulations, methods of manufacture and pediatric dosing regimens and, if granted, would expire in 2033. Equivalent patents are granted in Europe and Japan and which expire in 2032 and 2034. A subset of cases in the patent estate covers cytokine-based polypeptides relating to human growth hormone treatment and will expire in February 2027 (in the U.S., these cases include registered patents 8,048,849; 8,426,166; 8,999,670; and 9,896,494, and no Patent Term Adjustment was issued). Multiple other U.S. patents cover somatrogon and its uses or methods of making including U.S. Pat. Nos. 7,553,941; 8,450,269; 8,946,155; and 10,351,615, where no Patent Term Adjustment was awarded by the USPTO. The equivalent foreign patents and applications are granted or pending in several major market countries and regions. In addition to the CTP patents and applications licensed to Pfizer, OPKO has multiple patent families covering similar biologicals with patents and applications pending in the U.S. and internationally. Patent term extensions will be sought in those countries where somatrogon is approved.
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
LICENSES AND COLLABORATIVE RELATIONSHIPS
Our strategy is to develop a portfolio of product candidates through a combination of internal development, acquisition, and external partnerships. Collaborations are key to our strategy and we continue to build relationships and forge partnerships in various areas where unmet medical need and commercial opportunities exist. In October 2017, we entered into a license and development agreement with JT for the development and commercialization of Rayaldee in Japan for the treatment of SHPT in non-dialysis and dialysis patients with CKD. In May 2016, we entered into a license and collaboration with VFMCRP for the development and commercialization of Rayaldee in Europe, Canada, Mexico, Australia, South Korea and certain other international markets for the treatment of SHPT in patients with CKD and vitamin D insufficiency, which was amended in May 2020 to exclude Mexico, South Korea, the Middle East and all of the countries of Africa from the VFMCRP Territory. In December 2014, we entered into the Pfizer Transaction for the development and commercialization of our long-acting hGH-CTP for the treatment of GHD in adults and children, as well as for the treatment of growth failure in children born small for gestational age. Previously, we (or entities we have acquired) have completed strategic licensing transactions with the President and Fellows of Harvard College, Academia Sinica, The Scripps Research Institute, TESARO, INEOS Healthcare, and Arctic Partners, among others.

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
Pricing and reimbursement coverage positions could substantially impact the competitiveness of the 4Kscore test and our other diagnostic products. Our ability to commercialize our pharmaceutical and diagnostic test product candidates and compete effectively will depend, in large part, on:
•our ability to meet all necessary regulatory requirements to advance our product candidates through clinical trials and the regulatory approval process in the U.S. and abroad;
•the perception by physicians and other members of the health care community of the safety, efficacy, and benefits of our products compared to those of competing products or therapies;
•our ability to manufacture products we may develop on a commercial scale;
•the effectiveness of our sales and marketing efforts;
•the willingness of physicians to adopt a new diagnostic or treatment regimen represented by our technology;

•our ability to secure reimbursement for our product candidates;
•the price of the products we may develop and commercialize relative to competing products;
•our ability to accurately forecast and meet demand for our product candidates if regulatory approvals are achieved;
•our ability to develop a commercial scale infrastructure either on our own or with a collaborator, which would include expansion of existing facilities, including our manufacturing facilities, development of a sales and distribution network, and other operational and financial systems necessary to support our increased scale;
•our ability to maintain a proprietary position in our technologies; and
•our ability to rapidly expand the existing information technology infrastructure and configure existing operational, manufacturing, and financial systems (on our own or with third party collaborators) necessary to support our increased scale, which would include existing or additional facilities and or partners.
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
•the circumstances under which uses and disclosures of PHI are permitted or required without a specific authorization by the patient, including but not limited to treatment purposes, to obtain payments for services and health care operations activities;
•a patient’s rights to access, amend and receive an accounting of certain disclosures of PHI;
•the content of notices of privacy practices for PHI; and
•administrative, technical and physical safeguards required of entities that use or receive PHI electronically.
The final omnibus rule implementing the HITECH Act took effect on March 26, 2013. The rule is broad in scope, but certain provisions are particularly significant in light of our business operations. For example, the final “omnibus” rule implementing the HITECH Act:

•Makes clear that situations involving impermissible access, acquisition, use or disclosure of protected health information are now presumed to be a breach unless the covered entity or business associate is able to demonstrate that there is a low probability that the information has been compromised;
•Defines the term “business associate” to include subcontractors and agents that receive, create, maintain or transmit protected health information on behalf of the business associate;
•Establishes new parameters for covered entities and business associates on uses and disclosures of PHI for fundraising and marketing; and
•Establishes clear restrictions on the sale of PHI without patient authorization.
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
SALES & MARKETING
Our diagnostics business includes BioReference’s almost 300-person sales and marketing team in the U.S. to drive growth and leverage new products, including the 4Kscore prostate cancer test. We have a highly specialized, field based 75-person sales and marketing team in the United States dedicated to the launch and commercialization of Rayaldee. We also have limited sales and marketing personnel in Ireland, Chile, Spain, Mexico and Israel.
HUMAN CAPITAL RESOURCES
Employees and Labor Relations
As of December 31, 2020, we had 5,269 full-time employees worldwide. With the exception of the employees of one of our subsidiaries, OPKO Spain, based in one of our factories in Spain, none of our employees are represented by a collective bargaining agreement. Overall, we consider our employee relations to be good.
Health and Safety
As a company in the healthcare industry, employee safety is a key focus of our leadership, communications, and training. We are required to comply with the College of American Pathologists and Clinical Laboratory Improvement Amendments laboratory safety requirements in addition to OSHA regulations. With a clear leader in our EHS Manager, direction, standards of practice, training and auditing are consolidated and then disseminated to our managers, supervisors and all employees. We continually align our health and safety goals with those prescribed by applicable regulatory agencies and balance these goals with the needs of our employees. During the COVID-19 pandemic, we transitioned non-essential workers from the office to working from home, and we optimized our essential worker stations in our laboratories and other key process areas to provide for appropriate sanitation, social distancing and other appropriate measures to address the risks of the pandemic. Using guidance provided by the CDC and OSHA among other agencies, we worked to ensure proper personal protective equipment, spacing, workstation design and information support were available to our essential employees who continued working in our offices and facilities during the pandemic.
Competitive Pay and Benefits
We are committed to fair pay and we offer competitive medical benefits to all of our employees. Our U.S. health benefits package is above the competitive range for similar companies in our comparative industries and is one of the key tools we use for recruitment.
Inclusion and Diversity
We recognize the importance of and value diversity and inclusion in our workplace. As such, we have celebrated our diversity through employee and social media announcements in conjunction with company newsletters and employee events. We welcome discussions about our differences, embracing them and learning from them to move forward as a stronger, more productive organization. These differences are not limited to ethnicity or religion, but also in the way we process information and communicate with our colleagues. We are in a unique position where our workforce is already quite diverse and according to feedback from employee surveys, there is great pride and respect shared among our teams.
In addition, one of our strategic business goals is to recognize and serve diverse communities. Through BioReference, we work closely with clients in these communities by offering excellent customer service and patient care.
Talent Development
We recognize it is important that our employees are able to develop and grow their careers. We recently hired a Head of Learning and Training to enhance employee training and development as well as to ensure compliance while working in a collaborative environment. Our talent acquisition team is undergoing a transformation that is changing recruitment strategies to source from more diverse channels, which we anticipate will lead to more candidate hiring options, enhance our recruitment platform and eventually strengthen employee retention.
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
RISKS RELATED TO OUR BUSINESS
Our business has been, and may continue to be, affected by the coronavirus disease 2019 (COVID-19) outbreak.
The outbreak of the coronavirus disease 2019 (COVID-19) has evolved into a global pandemic, significantly affecting the U.S. and most countries around the world. The extent to which this coronavirus impacts our business and operating results will depend on future developments that are highly uncertain and cannot be accurately predicted, including new information that may emerge concerning the virus, including variants of the virus, and the actions to contain the spread of or to detect, prevent, or treat COVID-19, among others.
As a result of the demand for COVID-19 testing, the Company’s overall testing volume has increased significantly, which has positively impacted its operations. Simultaneously, however, demand for tests that comprise the Company’s core testing business has declined. Should the demand for COVID-19 PCR testing decline, whether from the introduction of new technologies, vaccines or therapies or a reduction in infection rates, our business, including our sales and operations, could be materially adversely affected. Because the demand and duration of the need for COVID-19 testing are uncertain, the Company could experience significant volatility in its results of operations if the demand for testing declines and such demand is not offset by an increase in demand for the services provided by the Company’s core testing business.
We may also experience supply chain disruptions, including shortages, delays and price increases in testing equipment and supplies as a result of global disruptions in healthcare markets, which could materially adversely impact our business. It is also possible that the Company will experience an adverse impact on cash collections as a result of the COVID-19 pandemic.
Governments have implemented travel restrictions and quarantine policies which may have a material adverse economic effect on our business. Such restrictions may present challenges in connection with our laboratory business, our ability to successfully commercialize Rayaldee, our ability to manufacture pharmaceutical products in Ireland, Mexico, Spain, Chile and Israel, and our ability to continue clinical development of our product candidates. Further, if the spread of the coronavirus pandemic continues and our operations are adversely impacted, our ability to meet performance obligations under contracts may be impacted.
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
We have had a history of operating losses and may not be able to sustain profitability in the near future.
BioReference’s COVID-19 testing volume has positively impacted our profitability, but we had, until recently, incurred losses since our inception. We may not continue to generate substantial revenue from COVID-19 testing as vaccine use is adopted and infection rates decline, unless such decline is offset by significant revenue generation from our other income streams. We have historically generated only limited revenue from operations and we may not generate substantial revenue from the sale of proprietary pharmaceutical products or certain of our diagnostic products for some time, if at all. Rayaldee is our only proprietary pharmaceutical product that has been approved for marketing by us to date. We continue to incur substantial research and development and general and administrative expenses related to our operations including our pre-clinical development activities and clinical trials. We may incur losses from our operations in the future and these losses could increase as we continue our research activities and conduct development of, and seek regulatory approvals and clearances for, our product candidates, particularly if we are unable to generate or sustain profits and cash flow from sales of Rayaldee or our operations at BioReference. If we are unable to generate or sustain profits and cash flow from our operations, our product candidates fail in clinical trials or do not gain regulatory approval or clearance, or if our approved products and product candidates do not achieve market acceptance, we may no longer be profitable. In particular, if we are unable to successfully commercialize Rayaldee, we may never generate substantial revenues from Rayaldee. In addition, if we are required by the U.S. Food and Drug Administration (“FDA”), to perform studies in addition to those we currently anticipate, our expenses will increase beyond current expectations and the timing of any potential product approval may be delayed.
We may require additional funding, which may not be available to us on acceptable terms, or at all.
As of December 31, 2020, we had cash and cash equivalents of $72.2 million. Prior to 2020, we had not generated sustained positive cash flows sufficient to offset our operating and research and development expenses and our primary sources of cash has been from the public and private placement of stock, the issuance of convertible notes and credit facilities available to us. While we have generated significant cash from operations as a result of testing related to the COVID-19 pandemic, we are unable to predict how long the demand will continue for our COVID-19 related testing, whether pricing and reimbursement policies for testing will sustain, or whether further restrictions will be placed on elective procedures or if stay at home orders will be reinstated and accordingly, the sustainability of the cash flow is uncertain.
If we are unable to generate a sufficient amount of product and service revenue to finance our cash requirements for research, development and operations, we will need to finance future cash needs primarily through public or private equity offerings, debt financings, or strategic collaborations. Our ability to obtain additional capital may depend on prevailing economic conditions and financial, business and other factors beyond our control, as well as our ability to comply with credit facilities and other loan requirements. Our line of credit with JPMorgan Chase Bank, N.A. (“CB”) contains and other agreements that govern our indebtedness may contain restrictive and financial covenants that impose restrictions on us and certain of our subsidiaries, including covenants that require us to maintain specified financial ratios. We have obtained waivers and/or amended our credit facility with CB from time to time in the past to avoid a default under certain covenants, and our ability to comply with these financial covenants may be adversely affected in the future. Failure to comply with specified financial covenants and other requirements could result in an event of default under our line of credit with CB and/or other lenders, which, if not cured or waived, could restrict us from utilizing the facility or accelerate any repayment obligations we may have under the facility and which could have a material adverse effect on our financial condition.

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
Many of our product candidates are in the early stages of development and are prone to the risks of failure inherent in drug, diagnostic, and medical device product development. These risks further include the possibility that such products would:
•be found to be ineffective, unreliable, or otherwise inadequate or otherwise fail to receive regulatory approval;
•be difficult or impossible to manufacture on a commercial scale;
•be uneconomical to market or otherwise not be effectively marketed;
•fail to be successfully commercialized if adequate reimbursement from government health administration authorities, private health insurers, and other organizations for the costs of these products is unavailable;
•be impossible to commercialize because they infringe on the proprietary rights of others or compete with products marketed by others that are superior; or
•fail to be commercialized prior to the successful marketing of similar products by competitors.
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
In May 2016, EirGen, our wholly-owned subsidiary, partnered with VFMCRP through a Development and License Agreement for the development and marketing of Rayaldee in Europe, Canada, Mexico, Australia, South Korea and certain other international markets. The license to VFMCRP potentially covers all therapeutic and prophylactic uses of the product in human patients, provided that initially the license is for the use of the product for the treatment or prevention of secondary hyperparathyroidism related to patients with stage 3 or 4 chronic kidney disease and vitamin D insufficiency/deficiency. Effective May 5, 2020, we entered into the VFMCRP Amendment, pursuant to which the parties agreed to exclude Mexico, South Korea, the Middle East and all of the countries of Africa from the VFMCRP Territory. In addition, the parties agreed to certain amendments to the milestone structure and to reduce minimum royalties payable. As revised, the Company is eligible to receive up to $17 million in regulatory milestones and $210 million in milestone payments tied to launch, pricing and sales of Rayaldee, and tiered, double-digit royalties. The success of the Development and License Agreement with VFMCRP is dependent in part on, among other things, the skills, experience and efforts of VFMCRP’s employees responsible for the project, VFMCRP’s commitment to the arrangement, and the financial condition of VFMCRP, all of which are beyond our control. In the event that VFMCRP, for any reason, including but not limited to early termination of the agreement, fails to devote sufficient resources to successfully develop and market Rayaldee internationally, our ability to earn milestone payments or receive royalty payments would be adversely affected, which would have a material adverse effect on our financial condition and prospects.
In October 2017, we entered into a Development and License Agreement (the “JT Agreement”) with JT under which JT was granted the exclusive rights for the development and commercialization of Rayaldee in Japan. The license grant to JT covers the therapeutic and preventative use of the product for (i) SHPT in non-dialysis and dialysis patients with CKD, (ii) rickets, and (iii) osteomalacia, as well as such additional indications as may be added to the scope of the license subject to the terms of the JT Agreement. Under the terms of the JT Agreement, we are eligible to receive up to $31 million upon the achievement of certain regulatory and development milestones by JT for Rayaldee in Japan, and $75 million upon the achievement of certain sales based milestones by JT. We will also receive tiered, double digit royalty payments at rates ranging from low double digits to mid-teens on net sales within Japan. JT will, at its sole cost and expense, be responsible for performing all development activities necessary to obtain all regulatory approvals for Rayaldee in Japan and for all commercial activities pertaining to Rayaldee in Japan, except for certain preclinical expenses which we have agreed to reimburse JT up to a capped amount. If JT, for any reason, including but not limited to early termination of the JT Agreement, fails to devote sufficient resources to successfully develop and market Rayaldee in Japan, our ability to earn milestone payments or receive royalty payments would be adversely affected, which could have a material adverse effect on our financial condition and prospects.
Our exclusive worldwide agreement with Pfizer Inc. is important to our business. If we do not successfully develop hGH- CTP (somatrogon) and/or Pfizer Inc. does not successfully commercialize hGH-CTP (somatrogon), our business could be adversely affected.
In December 2014, we entered into a development and commercialization agreement with Pfizer relating to our long-acting hGH- CTP for the treatment of GHD in adults and children (the “Pfizer Agreement”). Under the Pfizer Agreement, we are eligible to receive up to $275 million upon the achievement of certain regulatory milestones. Upon the launch of hGH-CTP for Pediatric GHD, we are eligible to receive a regional, tiered gross profit share based upon sales of both hGH-CTP and Pfizer’s Genotropin® (somatropin). We are responsible for the development program and are obligated to pay for the development up to an agreed cap, which has been exceeded. In May 2020, we entered into an Amended and Restated Development and Commercialization License Agreement (the “Restated Agreement”) with Pfizer, effective January 1, 2020, pursuant to which the parties agreed, among other things, to share all costs for Manufacturing Activities, as defined in the Restated Agreement, for developing a licensed product for the three indications included in the Agreement. In the event that the parties are able to obtain regulatory approvals to market a product covered by the Pfizer Agreement, we will be substantially dependent on Pfizer for the successful commercialization of such product. The success of the collaboration arrangement with Pfizer is dependent in part on, among other things, the skills, experience and efforts of Pfizer’s employees responsible for the project and Pfizer’s commitment to the arrangement. The Pfizer Agreement is terminable for any reason by Pfizer upon ninety days written notice to OPKO. In the event that Pfizer terminates the Agreement or fails to devote sufficient resources to successfully develop and commercialize any product resulting from the collaboration arrangement, our ability to earn milestone payments or receive royalty or profit sharing payments would be adversely affected, which would have a material adverse effect on our financial condition and prospects and the trading prices of our securities.
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
In January 2021, we and Pfizer announced that the FDA had accepted for filing the BLA submission for the pediatric indication which was submitted in October 2020. There can be no assurance that a BLA will be submitted for the adult indication or that we will obtain marketing approval for either the pediatric or adult indication. Before they can be marketed, our products in development must be approved by the FDA or similar foreign governmental agencies. The process for obtaining FDA marketing approval is both time-consuming and costly, with no certainty of a successful outcome. If we are unable to achieve regulatory approval for hGH-CTP to treat pediatric patients or adults with GHD, our business will be significantly adversely impacted, which could have a materially adverse effect on our business, financial condition and results of operations.
Protein therapeutics have the potential to cause an immune or antibody response in patients.
Antibodies may be transient or persistent and can have no effect or can neutralize the therapeutic effect of the protein. Antibodies that neutralize the activity of a therapeutic protein are known as neutralizing antibodies. As previously reported, low titers of anti-hGH-CTP non-neutralizing antibodies were noted over a four year period in 17 subjects, or approximately 35% of the subjects, in our phase 2 open label extension study in children with GHD. The low titer non-neutralizing antibodies did not affect growth parameters or IGF-1 levels in the patients. Immunogenicity testing and analysis for our phase 3 study is ongoing, and we expect that the full results of the study will be submitted for presentation at a future scientific meeting. The FDA reviews information on immune responses observed during clinical studies and the implications on safety and efficacy and could request additional studies or analysus of hGH-CTP or could decline to approve hGH-CTP for the indications we seek. Any of these occurrences could have a material adverse impact on our business, results of operation and financial condition.
Our business is dependent on our ability to develop, launch and generate revenue from our diagnostic products.
Our business is dependent on our ability to successfully commercialize the 4Kscore test and other diagnostic products. We are committing significant resources to the development and commercialization of these products, and there is no guarantee that we will be able to successfully commercialize these tests. We have limited experience in developing, manufacturing, selling, marketing and distributing innovative diagnostic tests. If we are not able to successfully develop, market or sell diagnostic tests we develop for any reason, including the failure to obtain any required regulatory approvals, or obtain favorable reimbursement, we will not generate any meaningful revenue from the sale of such tests.

Our business is substantially dependent on our ability to generate profits and cash flow from our laboratory operations.

We have made a significant investment in our laboratory operations through the acquisition of BioReference. We compete in the clinical laboratory market primarily on the basis of the quality of testing, reporting and information systems, reputation in the medical community, the pricing of services and ability to employ qualified personnel. Our failure to successfully compete on any of these factors could result in the loss of clients and a reduction in our revenues and profits. To offset efforts by payors to reduce the cost and utilization of clinical laboratory services, we will need to obtain and retain new clients and business partners and grow the laboratory operations. In response to the global pandemic, BioReference has been conducting a substantial amount of COVID-19 testing that has positively impacted our revenues. Simultaneously, however, the volume of its core testing business has decreased as a result of COVID-19. A significant reduction in COVID-19 tests ordered, specimens submitted by existing clients, or payment rates, without offsetting growth in our core business testing or client base, would impact our ability to successfully maintain the growth our business has experienced and could have a material adverse impact on our ability to generate profits and cash flow from the laboratory operations in the future.
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
Numerous companies, including major pharmaceutical companies, specialty pharmaceutical companies and specialized biotechnology companies, are engaged in the development, manufacture and marketing of pharmaceutical products competitive with those that we intend to commercialize ourselves and through our partners. Competitors to our diagnostics business include major diagnostic companies, reference laboratories, molecular diagnostic firms, universities and research institutions. Most of these companies have substantially greater financial and other resources, larger research and development staffs and more extensive marketing and manufacturing organizations than ours. This enables them, among other things, to make greater research and development investments and efficiently utilize their research and development costs, as well as their marketing and promotion costs, over a broader revenue base. This also provides our competitors with a competitive advantage in connection with the highly competitive product acquisition and product in-licensing process. Our competitors may also have more experience and expertise in obtaining marketing approvals from the FDA and other regulatory authorities. We cannot predict with accuracy the timing or impact of the introduction of potentially competitive products or their possible effect on our sales. In addition to product development, testing, approval, and promotion, other competitive factors in the pharmaceutical and diagnostics industry include industry consolidation, product quality and price, product technology, reputation, customer service, and access to technical information.
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
We do not know whether our current or planned pre-clinical and clinical studies will be completed on schedule, or at all. Furthermore, we cannot guarantee that our planned pre-clinical and clinical studies will begin on time or at all. The commencement of our planned clinical trials could be substantially delayed or prevented by several factors, including:
•a limited number of, and competition for, suitable patients with the particular types of disease required for enrollment in our clinical trials or that otherwise meet the protocol’s inclusion criteria and do not meet any of the exclusion criteria;
•a limited number of, and competition for, suitable serum or other samples from patients with particular types of disease required for our validation studies;
•a limited number of, and competition for, suitable sites to conduct our clinical trials;
•delay or failure to obtain FDA or other non-U.S. regulatory authorities’ approval or agreement to commence a clinical trial;
•delay or failure to obtain sufficient supplies of the product candidate for our clinical trials;
•requirements to provide the drugs, diagnostic tests, or medical devices required in our clinical trial protocols or clinical trials at no cost or cost, which may require significant expenditures that we are unable or unwilling to make;
•delay or failure to reach agreement on acceptable clinical trial agreement terms or clinical trial protocols with prospective sites or investigators;
•delay or failure to obtain institutional review board (“IRB”) approval to conduct or renew a clinical trial at a prospective site; and
•insufficient liquidity to fund our preclinical and clinical studies.
The completion of our clinical trials could also be substantially delayed or prevented by several factors, including:
•slower than expected rates of patient recruitment and enrollment;
•failure of patients to complete the clinical trial;
•unforeseen safety issues;
•lack of efficacy evidenced during clinical trials;
•termination of our clinical trials by one or more clinical trial sites;
•inability or unwillingness of patients or medical investigators to follow our clinical trial protocols;
•inability to monitor patients adequately during or after treatment; and
•insufficient liquidity to fund ongoing studies.
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
Our products may not gain market acceptance among physicians, patients, health care payors and/or the medical community. We believe that the degree of market acceptance will depend on a number of factors, including:
•timing of market introduction of competitive products;
•safety and efficacy of our product compared to other products;
•prevalence and severity of any side effects;

•potential advantages or disadvantages over alternative treatments;
•strength of marketing and distribution support;
•price of our products, both in absolute terms and relative to alternative treatments;
•availability of coverage and reimbursement from government and other third-party payors;
•potential product liability claims;
•limitations or warnings contained in a product’s regulatory authority-approved labeling; and
•changes in the standard of care for the targeted indications for any of our products or product candidates, which could reduce the marketing impact of any claims that we could make following applicable regulatory authority approval.
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
The failure to obtain adequate coverage or any reimbursement for our products, or health care cost containment initiatives that limit or restrict reimbursement for our products, may reduce any future product revenue. Even though a drug (not administered by a physician) may be approved by the FDA, this does not mean that a Prescription Drug Plan (“PDP”), a private insurer operating under Medicare Part D, will list that drug on its formulary or will set a reimbursement level. PDPs are not required to make every FDA-approved drug available on their formularies. If our drug products are not listed on sufficient number of PDP formularies or if the PDPs’ levels of reimbursement are inadequate, our business, results of operations and financial condition could be materially adversely affected. Private health plans, such as managed care plans and pharmacy benefit management (“PBM”) programs may also not include our products on formularies, and may use other techniques that restrict access to our products or set a lower reimbursement rate than anticipated.
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
Our success is dependent to a significant degree upon the efforts of our Chairman and CEO, Phillip Frost, M.D., who is essential to our business. The departure of our CEO for whatever reason or the inability of our CEO to continue to serve in his present capacity could have a material adverse effect upon our business, financial condition and results of operations. Our CEO has a highly regarded reputation in the pharmaceutical and medical industry and attracts business opportunities and assists both in negotiations with acquisition targets, investment targets and potential joint venture partners. Our CEO has also provided financing to us, both in terms of a credit agreement and equity investments. If we lost his services or if his reputation was damaged for whatever reason, including, but not limited to, as a result of the allegations underlying various past SEC and shareholder lawsuits against us and Dr. Frost, our relationships with acquisition and investment targets, joint ventures, customers and investors, as well as our ability to obtain additional funding on acceptable terms, or at all, may suffer and could cause a material adverse impact on our operations, financial condition and the value of our Common Stock.
If we fail to attract and retain key management and scientific personnel, we may be unable to successfully operate our business and develop or commercialize our products and product candidates.
We will need to expand and effectively manage our managerial, operational, sales, financial, development, and other resources in order to successfully operate our business and pursue our research, development, and commercialization efforts for our products and product candidates. Our success depends on our continued ability to attract, retain, and motivate highly qualified management and pre-clinical and clinical personnel. The loss of the services or support of any of our senior management could delay or prevent the development and commercialization of our products and product candidates.
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
We depend on independent clinical investigators to conduct our clinical trials. Contract research organizations may also assist us in the collection and analysis of data. These investigators and contract research organizations are independent contractors and we will not be able to control, other than by contract, the amount of resources, including time, that they devote to products that we develop. If independent investigators fail to devote sufficient resources to the development of product candidates or clinical trials, or if their performance is substandard, it will delay the marketing approval or clearance and commercialization of any products that we develop. Further, the FDA requires that we comply with standards, commonly referred to as good clinical practice, for conducting, recording and reporting clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity, and confidentiality of trial subjects are protected. If our independent clinical investigators and contract research organizations fail to comply with good clinical practice, the results of our clinical trials could be called into question and the clinical development of our product candidates could be delayed.
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
The information technology systems that we rely on may be subject to unauthorized tampering, cyberattack or other data security incidents that could impact our billing processes or disrupt our operations
In addition to our internal information technology systems, we rely on the IT systems of certain third parties to whom we outsource certain of our services or functions, or with whom we store confidential information, including patient data. These IT systems are subject to potential cyberattacks or other security breaches. If such attacks are successful, they could disrupt our operations and result in unauthorized persons gaining access to confidential or proprietary information. A breach or security incident affecting these third parties could harm our business, results of operations and reputation, and subject us to liability, governmental investigation, significant damage to our reputation or otherwise adversely affect our business.
Although the Company has security measures implemented, cyber-attacks and threats against us and our third-party providers continue to evolve and are often not recognized until such attacks are launched against a potential target. A successful cybersecurity attack or other data security incident could result in the misappropriation and/or loss of confidential or personal information, create system interruptions, or deploy malicious software that attacks our systems. The unauthorized dissemination of sensitive personal information or proprietary or confidential information due to a breach of these IT systems could expose us or other third-parties to regulatory fines or penalties, litigation and potential liability, or otherwise harm our business. Any mitigation or remediation efforts that we undertake may require expenditures of significant resources and the diversion of the attention of management. In addition, we have taken, and continue to take, precautionary measures to reduce the risk of, and detect and respond to, future cyber threats, and prevent or minimize vulnerabilities in our IT systems. We have also taken, and will continue to take, measures to assess the cybersecurity protections implemented by our third-party providers. There can be no assurances that our precautionary measures or measures used by our third-party providers will prevent, contain or successfully defend against cyber or information security threats that could have a significant impact on our business, results of operations and reputation and subject us to liability.
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
We cannot assure you that any patents that have issued, that may issue, or that may be licensed to us will be enforceable or valid, or will not expire prior to the commercialization of our products and product candidates, thus allowing others to more effectively compete with us. Therefore, any patents that we own or license may not adequately protect our products and product candidates or our future products, which could have a material adverse effect on our business, results of operations, and financial condition. We cannot be assured that our filings for patent term extensions or supplementary protection certificates to potentially extend a patent term of a patent covering an approved drug or biological product will be granted in any particular jurisdiction in which the Company or its licensee obtains approval for a drug or biological product.
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
We have obtained and may in the future obtain licenses from third party owners that are necessary or useful for our business. We cannot guarantee that no third parties will step forward and assert inventorship or ownership in our in-licensed patents. In some cases, we may rely on the assurances of our licensors that all ownership rights have been secured and that all necessary agreements are intact or forthcoming.
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
It is possible that in the patent laws related to the field of genomic-based products and diagnostics and patents covering such products changes to permit the patenting of genes and/or gene based products and/or related diagnostic methods. In such a case, we might be required to pay royalties, damages and costs to firms who own the rights to these patents, or we might be restricted from using any of the inventions claimed in those patents.
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
We may from time to time become subject in the ordinary course of business to material legal action related to, among other things, intellectual property disputes, professional liability, contractual and employee-related matters, as well as inquiries from governmental agencies and Medicare or Medicaid carriers requesting comment and information on allegations of billing irregularities and other matters that are brought to their attention through billing audits, third parties or other sources. The health care industry is subject to substantial federal and state government regulation and audit. Additionally, as previously disclosed and further explained in Legal Proceedings, we are subject to pending legal proceedings with respect to alleged violations of securities laws, specifically, the class action lawsuits for which we await a final order approving the settlement terms.

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
Such legal actions and government investigations could result in substantial monetary damages, negatively impact our ability to obtain additional funding on acceptable terms, or at all, and damage to our reputation with customers, business partners and other third parties, all of which could have a material adverse effect upon our results of operations and financial position. Further, the legal actions and government investigations could damage our reputation with investors and adversely affect the trading prices of our securities.
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
The research, testing, manufacturing, labeling, approval, selling, marketing, and distribution of drug products, diagnostic products, or medical devices are subject to extensive regulation by the FDA and other non-U.S. regulatory authorities, which regulations differ from country to country. In general, we are not permitted to market our product candidates in the U.S. until we receive approval of a Biologics License Application (BLA), an approval of a NDA, a clearance letter under the premarket notification process, or 510(k) process, or an approval of a PMA from the FDA. To date, we have only submitted one NDA which was approved in June 2016, and one BLA which was approved for filing in January 2021. We have received FDA approval of the PMA for our Sangia Total PSA Test using the Claros Analyzer, a novel diagnostic instrument system to provide rapid, high performance blood test results in the point-of-care setting, in January 2019 but we have not received marketing approval or clearance for any of our other diagnostic product candidates, Obtaining approval of a NDA or PMA can be a lengthy, expensive, and uncertain process. With respect to medical devices, while the FDA reviews and clears a premarket notification in as little as three months, there is no guarantee that our products will qualify for this more expeditious regulatory process, which is reserved for Class I and II devices, nor is there any assurance that even if a device is reviewed under the 510(k) process that the FDA will review it expeditiously or determine that the device is substantially equivalent to a lawfully marketed non-PMA device. If the FDA fails to make this finding, then we cannot market the device. In lieu of acting on a premarket notification, the FDA may seek additional information or additional data which would further delay our ability to market the product. Furthermore, we are not permitted to make changes to a device approved through the PMA or 510(k) which affects the safety or efficacy of the device without first submitting a supplement application to the PMA and obtaining FDA approval or cleared premarket notification for that supplement. In some cases, the FDA may require clinical trials to support a supplement application. In addition, failure to comply with FDA, non-U.S. regulatory authorities, or other applicable U.S. and non-U.S. regulatory requirements may, either before or after product approval or clearance, if any, subject our company to administrative or judicially imposed sanctions, including, but not limited to the following:
▪restrictions on the products, manufacturers, or manufacturing process;
▪adverse inspectional observations (Form 483), warning letters, or non-warning letters incorporating inspectional observations;
▪civil and criminal penalties;
▪injunctions;
▪suspension or withdrawal of regulatory approvals or clearances;
▪product seizures, detentions, or import bans;
▪voluntary or mandatory product recalls and publicity requirements;
▪total or partial suspension of production;
▪imposition of restrictions on operations, including costly new manufacturing requirements; and
▪refusal to approve or clear pending NDAs or supplements to approved NDAs, applications or pre-market notifications.
Regulatory approval of an NDA or NDA supplement, BLA, PMA, PMA supplement or clearance pursuant to a pre-market notification is not guaranteed, and the approval or clearance process, as the case may be, is expensive and may, especially in the case of an NDA or PMA application, take several years. The FDA also has substantial discretion in the drug and medical device approval and clearance process. Failure can occur at any stage, and we could encounter problems that cause us to abandon clinical trials or to repeat or perform additional pre-clinical studies and clinical trials. The number of pre-clinical studies and clinical trials that will be required for FDA approval or clearance varies depending on the drug or medical device candidate, the disease or condition that the drug or medical device candidate is designed to address, and the regulations applicable to any particular drug or medical device candidate. The FDA can delay, limit or deny approval or clearance of a drug or medical device candidate for many reasons, including:
▪a drug candidate may not be deemed safe or effective;
▪a medical device candidate may not be deemed to be substantially equivalent to a lawfully marketed non-PMA device, in the case of a premarket notification;
▪the FDA may not find the data from pre-clinical studies and clinical trials sufficient;
▪the FDA may not approve our or our third-party manufacturer’s processes or facilities; or
▪the FDA may change its approval or clearance policies or adopt new regulations.
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
We are subject to numerous federal and state regulations, including, but not limited to:
•federal and state laws applicable to billing and claims payment;
•federal and state laboratory anti-mark-up laws;
•federal and state anti-kickback laws;
•physician self-referral law;
•federal and state false claims laws;
•federal self-referral and financial inducement prohibition laws, commonly known as the Stark Law, and the state equivalents;
•federal and state laws governing laboratory licensing and testing, including CLIA;
•federal and state laws governing the development, use and distribution of LDTs;
•HIPAA, along with the revisions to HIPAA as a result of the amendments from the Health Information Technology for Economic and Clinical Health Act of 2009 (“HITECH Act”), and analogous state laws and non-US laws, including the General Data Protection Regulation;
•federal, state and foreign regulation of privacy, security, electronic transactions and identity theft;
•federal, state and local laws governing the handling, transportation and disposal of medical and hazardous waste;
•Occupational Safety and Health Administration rules and regulations;
•changes to laws, regulations and rules as a result of the implementation and/or repeal of part or all of 2010 Health Care Reform Legislation; and
•changes to other federal, state and local laws, regulations and rules, including tax laws.
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
Pursuant to HIPAA, including the HITECH amendments thereunder, and certain similar state laws, we must comply with comprehensive privacy and security standards with respect to the use and disclosure of protected health information. If we do not comply with existing or new laws and regulations related to protecting privacy and security of personal or health information, we could be subject to monetary fines, civil penalties, or criminal sanctions.
We may also be required to comply with the data privacy and security laws of other countries in which we operate or from which we receives data transfers, including the General Data Protection Regulation (GDPR), which affects our European operations and possibly our laboratory and clinical development operations. The GDPR, which is wide-ranging in scope, governs the collection and use of personal data in the European Union and imposes operational requirements for companies that receive or process personal data of residents of the European Union that are different than those currently in place in the European Union. We have implemented policies and procedures required to comply with the new EU regulations but may be subject for penalties if we are found to be non-compliant.
We have had data and security breaches in the ordinary course and such breaches may continue to happen from time to time despite our best efforts to prevent such breaches and safeguard private information. Some of these other data and security breaches have been reported to OCR and we have received requests for information from OCR in connection with certain of these matters, or we are awaiting discussion, investigation or action by OCR. Any action by OCR may require us to pay fines or take remedial actions that may be expensive and require the attention of management, any of which may have a material adverse effect on us and our results of operations.
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
We are subject to licensing and regulation under federal, state and local laws and regulations relating to the protection of the environment and human health and safety, including laws and regulations relating to the handling, transportation and disposal of medical specimens, infectious and hazardous waste and radioactive materials, as well as regulations relating to the safety and health of laboratory employees. The Federal Occupational Safety and Health Administration has established extensive requirements relating to workplace safety for health care employers, including clinical laboratories, whose workers may be exposed to blood-borne pathogens such as HIV and the hepatitis B virus. These requirements are designed to minimize exposure to, and transmission of, blood-borne pathogens. In addition, the Needlestick Safety and Prevention Act requires, among other things, that we include in our safety programs the evaluation and use of engineering controls such as safety needles if found to be effective at reducing the risk of needlestick injuries in the workplace.
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
We continue our assessment of information systems, applications and processes for compliance with ICD-10-CM Code Set requirements. Clinical laboratories are typically required to submit health care claims with diagnosis codes to third party payors. The diagnosis codes must be obtained from the ordering physician for clinical laboratory testing and from the interpreting pathologist for anatomic pathology services. Our failure or the failure of third party payors or physicians to comply with these requirements could have an adverse impact on reimbursement, delay sales and cash collections.
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
The Center for Medicare and Medicaid Services (“CMS”) pays laboratories on the basis of a fee schedule that is reviewed and re-calculated on an annual basis. CMS may change the fee schedule upward or downward on billing codes that we submit for reimbursement on a regular basis. Our revenue and business may be adversely affected if the reimbursement rates associated with such codes are reduced. Even when reimbursement rates are not reduced, policy changes add to our costs by increasing the complexity and volume of administrative requirements. Medicaid reimbursement, which varies by state, is also subject to administrative and billing requirements and budget pressures. In recent years, state budget pressures have caused states to consider several policy changes that may impact our financial condition and results of operations, such as delaying payments, reducing reimbursement, restricting coverage eligibility and service coverage, and imposing taxes on our services.
Third party payors are increasingly challenging established prices, and new products that are more expensive than existing treatments may have difficulty finding ready acceptance unless there is a clear therapeutic benefit. On April 1, 2014, the Protecting Access to Medicare Act of 2014 (“PAMA”) was enacted into law. Under PAMA, Medicare payment for clinical diagnostic laboratory tests is established by calculating a weighted mean of private payor rates. Effective January 1, 2018, clinical laboratory fee schedule rates are based on weighted median private payor rates as required by PAMA. Even though the permitted annual decrease are capped through 2023, the cap does not apply to new tests or new advanced diagnostic tests. We cannot assure you that any of our products will be considered cost effective, or that reimbursement will be available or sufficient to allow us to sell them competitively and profitably.
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
Most significantly, on March 23, 2010, President Obama signed into law both the Affordable Care Act and the reconciliation law known as Health Care and Education Affordability Reconciliation Act (the “Reconciliation Act”) and, combined we refer to both Acts as the “2010 Health Care Reform Legislation.” The constitutionality of the 2010 Health Care Reform Legislation was confirmed on June 28, 2012 by the Supreme Court of the U. S. However, there are legal challenges to 2010 Health Care Reform Legislation pending before the Supreme Court and we cannot ascertain the outcome of those challenges and how any such challenge might affect the Company.
It is uncertain whether any efforts to amend the Affordable Care Act will be successful or enacted into law, and if enacted, what the impact might be on our business. It is also uncertain how the current administration intends to alter 2010 Health Care Reform Legislation, if at all including whether regulatory changes to the implementation of the 2010 Health Care Reform Legislation will restrict patient access to affordable insurance or other third-party payor sources and impact their access to novel, biosimilar and complex generic products. In addition, litigation may prevent some or all of the legislation from taking effect. We cannot assure you as to the ultimate content, timing, or effect of changes, nor is it possible at this time to estimate the impact of any such potential legislation.
To enhance compliance with applicable health care laws, and mitigate potential liability in the event of noncompliance, regulatory authorities, such as the U. S. Health and Human Services Department Office of Inspector General (the “OIG”), have recommended the adoption and implementation of a comprehensive health care compliance program that generally contains the elements of an effective compliance and ethics program. In addition, certain states, such as New York, require that certain health care providers have a compliance program that generally adheres to the standards set forth in a model compliance program. Also, under the 2010 Health Care Reform Legislation, the U.S. Department of Health and Human Services, or HHS,

requires suppliers, such as us, to adopt, as a condition of Medicare participation, compliance programs that meet a core set of requirements. While we have adopted U.S. healthcare compliance and ethics programs that generally incorporate the OIG’s recommendations and train our employees in such compliance, having such a program can be no assurance that we will avoid any compliance issues.
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
We have a large amount of goodwill and other intangible assets and we are required to perform an annual, or in certain situations a more frequent, assessment for possible impairment for accounting purposes. At December 31, 2020, we have goodwill and other intangible assets of $1.7 billion. Goodwill is tested at least annually for impairment or when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable, by assessing qualitative factors or performing a quantitative analysis in determining whether it is more likely than not that its fair value exceeds the carrying value. Examples of qualitative factors include our share price, our financial performance compared to budgets, long-term financial plans, macroeconomic, industry and market conditions as well as the substantial excess of fair value over the carrying value of net assets from the annual impairment test previously performed.
Sales of Rayaldee and our operations at EirGen, are currently underperforming expectations and if we do not achieve our planned operating results, we may be required to incur a non-cash impairment charge. There can be no assurance that future reviews of our goodwill and other intangible assets will not result in impairment charges. Any impairment charges in the future will adversely affect our results of operations. A significant write down of goodwill and/or other intangible assets would have a material adverse effect on our reported results of operations and net worth and the trading price of our securities.
RISKS RELATED TO OWNERSHIP OF OUR COMMON STOCK
The trading prices of our securities may fluctuate significantly.
The trading prices of our Common Stock may fluctuate significantly in response to numerous factors, some of which are beyond our control, such as:
•the announcement of new products or product enhancements by us or our competitors;
•results of our clinical trials and other development efforts;
•developments concerning intellectual property rights and regulatory approvals;
•variations in our and our competitors’ results of operations;
•changes in earnings estimates or recommendations by securities analysts, if our Common Stock is covered by analysts;
•developments in the biotechnology, pharmaceutical, diagnostic and medical device industry;
•the announcement and/or commencement and/or settlement of lawsuits or similar claims against us or any of our officers, directors and affiliates;
•the results of product liability or intellectual property lawsuits;
•future issuances of our Common Stock or other securities, including debt;
•purchases and sales of our Common Stock by our officers, directors or affiliates;
•the addition or departure of key personnel;
•announcements by us or our competitors of acquisitions, investments or strategic alliances; and
•general market conditions and other factors, including factors unrelated to our operating performance.
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
As of January 31, 2021, our directors, executive officers, principal stockholders and affiliated entities beneficially owned, in the aggregate, approximately 41.3% of our outstanding voting securities. Phillip Frost, M.D., our Chairman and CEO, is deemed to beneficially own, in the aggregate, approximately 34.2% of our Common Stock as of January 31, 2021. As a result, Dr. Frost, acting with other members of management, would have the ability to significantly impact the election of our Board of Directors, the adoption or amendment of provisions in our Certificate of Incorporation, the approval of mergers and other significant corporate transactions and the outcome of issues requiring approval by our stockholders. This concentration of ownership may also have the effect of delaying or preventing a change in control of our company that may be favored by other stockholders. This could prevent transactions in which holders of our securities might otherwise recover a premium for their securities over current market prices.
A significant short position in our stock could have a substantial impact on the trading price of our stock.
Historically, there has been a significant “short” position in our Common Stock. As of January 29, 2021, investors held a short position of approximately 104,766,092 million shares of our Common Stock which represented approximately 15.6% of our outstanding Common Stock. The anticipated downward pressure on our stock price due to actual or anticipated sales of our stock by some institutions or individuals who engage in short sales of our Common Stock could cause our stock price to decline. Such stock price decrease could encourage further short-sales that could place additional downward pressure on our stock price. This could lead to further increases in the already large short position in our Common Stock and cause volatility in our stock price.
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
Section 404 of the Sarbanes-Oxley Act of 2002 requires annual management assessments of the effectiveness of our internal control over financial reporting and a report by our independent registered public accounting firm on the effectiveness of internal control over financial reporting as of year-end. We are required to report, among other things, control deficiencies that constitute material weaknesses or changes in internal control that, or that are reasonably likely to, materially affect internal control over financial reporting. A “material weakness” is a significant deficiency or combination of significant deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.
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
The table below summarizes certain information as to our significant physical properties as of December 31, 2020:

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
As previously disclosed, on September 7, 2018, the Securities and Exchange Commission (“SEC”) filed a lawsuit in the Southern District of New York (the “SEC Complaint” or “SEC Lawsuit”) against a number of individuals and entities, including the Company and its CEO and Chairman, Phillip Frost (“Dr. Frost”), alleging violations of securities laws. The Company entered into a settlement agreement with the SEC on December 27, 2018, pursuant to which, without admitting or denying any of the allegations of the SEC Complaint, the Company is enjoined from violating Section 13(d) of the Exchange Act and paid a $100,000 penalty.
Following the SEC’s announcement of the SEC Complaint, a number of class actions and derivative suits were filed concerning the allegations in the SEC Complaint and related matters. On June 26, 2020, The Amitim Funds, the lead plaintiff in the class action lawsuits filed a Stipulation of Settlement in the Southern District of Florida of behalf of itself and the remainder of the class, which, if approved, will provide for the settlement of and release of the class action claims for an aggregate of $16.5 million, a significant portion of which has been paid into escrow by our insurance carriers. On September 4, 2020, an Order Preliminarily Approving Settlement was entered and a settlement hearing was held on December 15, 2020. We are awaiting the Court’s final order approving the settlement. Additional information on the class action lawsuits is provided below.
On November 2, 2020, the derivative suit was settled in the Delaware Chancery Court for an aggregate amount of $3.1 million (the “Settlement”). Several derivative lawsuits that were filed in Florida State and federal courts were stayed pending the resolution of the Delaware derivative action and all of those matters have now been dismissed. The specific information relating to each lawsuit is provided below.
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
On February 4, 2019, the United States District Court for the District of New Jersey appointed the Amitim Funds as lead plaintiff in the Kerznowski Lawsuit and subsequently transferred the matter to the United States District Court for the Southern District of Florida. Amitim Funds was also appointed as lead plaintiff in the Steinberg Lawsuit. On May 3, 2019, plaintiffs in each of the Kerznowski Lawsuit and Steinberg Lawsuit, filed an identical consolidated class action complaint, and the Court consolidated these actions on May 8, 2019. On May 29, 2020, the parties informed the Court they had reached a settlement in principle, settling the class action suit for $16.5 million, subject to certain terms and conditions, and the Court issued an Order on Notice of Settlement denying all pending motions as moot and administratively closing the case. On September 4, 2020, an Order Preliminarily Approving Settlement was entered and a settlement hearing was held on December 15, 2020. We are awaiting the Court’s final order approving the settlement.
On or about September 13, 2018, Idan Sharon filed an Application for Approval of a Class Action in the Tel Aviv Israel District Court against the Company and certain of its current and former executive officers, and certain members of its Board of Directors (the “Sharon Claim”). This application was filed by a purported stockholder, both individually and on behalf of a putative class of the Company’s stockholders, claiming that in connection with the facts and circumstances underlying the allegations in the SEC Complaint, the Company engaged in fraudulent conduct and made false and misleading statements of material fact or omitted to state material facts necessary to make the statements made not misleading. The Sharon Claim seeks both to declare the action a class action and monetary damages. The Court closed this case pending resolution of the U.S.-based class actions relating to the allegations in the SEC Complaint. The Court has ordered plaintiff’s counsel to update the court with respect to whether there has been a ruling in the U.S. class action matter by February 17, 2021.
On or about September 16, 2018, Dalia Avraham filed an Application for Approval of a Class Action in the Tel Aviv Israel District Court against the Company and Dr. Frost. This application was filed by a purported stockholder, both individually and on behalf of a putative class of the Company’s stockholders (the “Avraham Claim”). The Avraham Claim alleges a negligent and/or deliberate act related to the trade of the Company’s shares on the Tel Aviv Stock Exchange (“TASE”) which was intended to or which in fact caused damage to the Company’s investors based on the Company’s decision to delist from TASE in April 2018 and its subsequent decision to continue to be listed on TASE. The Avraham Claim seeks to declare the action to be a class action and an estimated NIS 20 million (approximately USD $6.1 million) in damages. The parties have been asked to submit dates for a hearing on a motion to dismiss. We believe that this action is without merit and the Company intends to vigorously defend itself.
On October 2, 2018 Andy Yu (“Yu”), a purported stockholder, filed a shareholder derivative complaint in the United States District Court for the Southern District of Florida against the Company as a nominal defendant, certain of the Company’s current and former executive officers, certain current and former members of its Board of Directors, and Frost Gamma Investments Trust (the “Yu Lawsuit”). The Yu Lawsuit alleged violations of the federal securities laws based on alleged false and misleading statements of material fact or omissions, breach of fiduciary duty based on the allegations raised by the SEC in the SEC Complaint, and unjust enrichment. Yu sought to maintain the action on behalf of the Company, alleging that he was a proper and adequate representative of the Company, and also sought to direct the Company to improve its corporate governance and internal procedures, monetary damages, restitution, an award of reasonable attorneys’ fees and expert fees and other costs, and such additional or different relief as the Court may deem just and proper. Following the Settlement, the Yu Lawsuit was dismissed with prejudice on January 13, 2021.
On October 31, 2018, Lisette Demetriades (“Demetriades”), a purported stockholder, filed a shareholder derivative complaint in the United States District Court for the Southern District of Florida against the Company as a nominal defendant, certain of the Company’s current and former executive officers, certain current and former members of its Board of Directors, and Frost Gamma Investment Trust (the “Demetriades Lawsuit”). The Demetriades Lawsuit alleged violations of the federal securities laws based on alleged false and misleading statements of material fact or omissions, breach of fiduciary duty based on the allegations raised by the SEC in the SEC Complaint, and unjust enrichment. Demetriades sought to maintain the action on behalf of the Company, and alleged that he was a proper and adequate representative of the Company, and also sought to direct the Company to improve its corporate governance and internal procedures, monetary damages, restitution, an award of reasonable attorneys’ fees and expert fees and other costs, and such additional or different relief as the Court may deem just and proper. Following the Settlement, a Joint Stipulation for Dismissal with Prejudice was filed on January 5, 2021 and the Demetriades Lawsuit was dismissed.
On September 27, 2018, Frank Lipsius (“Lipsius”), a purported stockholder, filed a shareholder derivative complaint in the Circuit Court of the Eleventh Judicial Circuit in and for Miami-Dade County, Florida against the Company as a nominal defendant, certain of the Company’s current and former executive officers, and members of its Board of Directors (the “Lipsius Lawsuit”). This lawsuit was brought by Lipsius and alleged breach of fiduciary duty against the officers and directors named therein, based on the allegations raised by the SEC in the SEC Lawsuit that the Company made misleading statements, and based on a purported failure to maintain proper internal controls. Lipsius sought to maintain the action on behalf of the Company, alleged that he is a proper and adequate representative of the Company, and also sought to direct the Company to improve its corporate governance and internal procedures, monetary damages, restitution, an award of reasonable attorneys’ fees and expert fees and other costs, and such additional or different relief as the Court may deem just and proper. Following the Settlement, a Joint Stipulation for Dismissal with Prejudice was filed on December 18, 2020 and the Lipsius Lawsuit was dismissed.
On or about November 2, 2018, Louis T. Alexander (“Alexander”), a purported stockholder, filed a shareholder derivative complaint in the Circuit Court of the Eleventh Judicial Circuit of Florida serving Miami-Dade County against the Company, as a nominal defendant, Dr. Frost, certain current and former members of the Company’s Board of Directors and executive officers (the “Alexander Lawsuit”). This lawsuit alleged breach of fiduciary duty against the officers and directors named therein, based on the allegations raised by the SEC in the SEC Lawsuit that the Company made misleading statements, and based on a purported failure to maintain proper internal controls. Alexander sought to maintain the action on behalf of the Company, alleged that he was a proper and adequate representative of the Company, and also sought to direct the Company to improve its corporate governance and internal procedures, monetary damages, restitution, an award of reasonable attorneys’ fees, and experts’ fees, and other costs, and such other and further relief as the Court deems just and proper. Following the Settlement, a Joint Stipulation for Dismissal with Prejudice was filed on December 21, 2020 and the Alexander Lawsuit was dismissed.
On January 28, 2019, Robert Davydov (“Davydov”), a purported stockholder, filed a shareholder derivative complaint in the Circuit Court of the Eleventh Judicial Circuit of Florida serving Miami-Dade County against the Company as a nominal defendant and the certain members of its Board of Directors (the “Davydov Lawsuit”). The Davydov Lawsuit alleged breach of fiduciary duty based on the allegations raised by the SEC in the SEC Complaint, breach of the duties of care, loyalty and good faith, corporate waste and unjust enrichment. Davydov sought to maintain the action on behalf of the Company, alleged that he was a proper and adequate representative of the Company, and also sought a declaration that the defendants breached their fiduciary duties, an award of monetary damages, restitution, an award of reasonable attorneys’ fees and expert witness fees and other costs, and such other and further equitable relief as the Court deems just and proper. Following the Settlement, a Joint Stipulation for Dismissal with Prejudice was filed on December 15, 2020 and the Davydov Lawsuit was dismissed.
On November 14, 2018, Sammy Lee (“Lee”), a purported stockholder, filed a shareholder derivative complaint in the United States District Court for the Southern District of Florida against the Company as a nominal defendant, Dr. Frost, Frost Gamma Investments Trust, an entity controlled by Dr. Frost, and certain of the Company’s current and former executive officers, and current and former members of its Board of Directors (the “Lee Lawsuit”). The Lee Lawsuit alleged violations of the federal securities laws based on alleged false and misleading statements of material fact or omissions, breach of fiduciary duty based on the allegations raised by the SEC in the SEC Complaint, and unjust enrichment. Lee sought to maintain the action on behalf of the Company, alleged that he was a proper and adequate representative of the Company, and sought to direct the Company to improve its corporate governance and internal procedures, monetary damages, restitution, an award of reasonable attorneys’ fees and expert fees and other costs, and such other and further relief as the Court may deem just and proper. The action was dismissed sua sponte by the Judge for failure to state a claim. An amended complaint was filed on November 30, 2018. Following the Settlement, a Joint Stipulation for Dismissal with Prejudice was filed and the Lee Lawsuit was dismissed on January 11, 2021.
On December 17, 2018, Thaddeus R. Sobieski and Donnis W. King, purported stockholders of the Company, filed a shareholder derivative complaint in the United States District Court for the Southern District of Florida against the Company as a nominal defendant, Dr. Frost, Frost Gamma Investments Trust, and certain of the Company’s current and former executive officers, and current and former members of its Board of Directors (the “Sobieski King Lawsuit”). The Sobieski King Lawsuit

alleged breach of fiduciary duty based on the allegations raised by the SEC in the SEC Complaint, violations of the federal securities laws based on alleged false and misleading statements of material fact or omissions, unjust enrichment, and waste of corporate assets. The lawsuit sought to declare that the action was a proper derivative action, a declaration that defendants breached their fiduciary duties, monetary damages, current and former directors to remit all salaries and other compensation received during the period of alleged breach of fiduciary duties, to have the Company improve its corporate governance and internal procedures, an award of pre-judgement and post- judgement interest, reasonable attorneys’ fees, experts’ fees, costs and expenses, and such other and further relief as the Court may deem just and proper. Following the Settlement, the Sobieski King Lawsuit was dismissed with prejudice on January 7, 2021.
On December 31, 2018, Connie Wendt (“Wendt”), a purported stockholder, filed a shareholder derivative complaint in the United States District Court for the Southern District of Florida against the Company as a nominal defendant, certain of its current and former executive officers, certain current and former members of its Board of Directors, Frost Gamma Investments Trust, and certain other individuals and an entity named in the SEC Complaint (the “Wendt Lawsuit”). The Wendt Lawsuit alleged breach of fiduciary duty based on the allegations raised by the SEC in the SEC Complaint, breach of duty of loyalty, breach of fiduciary duty for insider selling and misappropriation of information, unjust enrichment, and violations of the federal securities laws. Wendt sought to maintain the action on behalf of the Company, alleged that she was a proper and adequate representative of the Company, and sought a declaration that each of the Company’s named officers and directors breached their fiduciary duties to the Company, monetary damages, disgorgement of alleged profits, an award of costs and disbursements including reasonable attorneys’ fees, accountants’ and experts’ fees and costs and expenses, and such other and further relief as the Court deems just and proper. Following the Settlement, the Wendt Lawsuit was dismissed with prejudice on December 18, 2020.
Between October 2018 and January 2019, five shareholder derivative complaints were filed by purported stockholders in the Delaware Court of Chancery against the Company as a nominal defendant, Dr. Frost and the Company’s Board of Directors. In the first quarter of 2019, the five lawsuits were consolidated into In re OPKO Health, Inc. Derivative Action, Case No. 2018-0740-SG (the “Consolidated Delaware Action”). On February 11, 2019, a Verified Consolidated Derivative Complaint was filed in the Consolidated Delaware Action, and Richard Tunick, Jamie Gewirtz, Emily Gewirtz Stiebel, Esther Susan Lutzker and Ivan Pawlenko were named as Co-Lead Plaintiffs in the filing. The Consolidated Derivative Complaint alleged breach of fiduciary duty based on the allegations raised by the SEC in the SEC Complaint, and breach of the duty of loyalty. The lead plaintiffs sought to declare the action a proper derivative action, monetary damages, disgorgement of all remuneration during the relevant time period, to direct the Company to improve its internal controls, equitable and injunctive relief, pre- and post-judgment interest, an award of reasonable attorneys’ fees and expert fees, and such other and further relief as the Court deemed just and proper. The Settlement was approved on November 2, 2020.
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
On April 5, 2019, former shareholders of Claros Diagnostics, Inc. filed a complaint in the Chancery Court of Delaware against the Company, alleging among other things, that the Company breached the Agreement and Plan of Merger dated October 13, 2011 by and among the Company, Claros Merger Subsidiary, LLC and Claros Diagnostics, Inc. (the “Merger Agreement”): (i) by failing to make a milestone payment of $2.375 million (payable in OPKO Common Stock) upon obtaining FDA approval of the Claros PSA test; and (ii) by repudiating its obligations to make additional future milestone payments as required under the Merger Agreement. In January 2021, the Company and the shareholder representative entered into a settlement agreement providing, among other things, that it pay the shareholders $1.1875 million, which amount is equal to half the initial milestone payable under the Merger Agreement. A Stipulation of Dismissal With Prejudice has been filed with the Court.
On or about February 3, 2021 BioReference received correspondence from the US Department of Labor (“US DOL”) stating that it would be conducting a Wage and Hour investigation for the Genpath division for the span of 2019 and 2020 and was seeking records related to same including gross sales, employee roster information, comprehensive payroll and time-log records, and 1099 forms and contract records for independent contractors and subcontractors. On February 15, 2021, BioReference received a Subpoena from the NJ Department of Labor (“NJ DOL”) seeking similar information for the time time period as the US DOL inquiry for BioReference, as well as information related to unemployment and disability taxes, workmen’s compensation, and records related to earned sick leave, and financial information. It is uncertain at this time whether the two matters are interrelated and the Company can express no opinion as to the likelihood of an unfavorable outcome or range of potential loss regarding this matter. BioReference is currently gathering the requested information.
ITEM 4.     MINE SAFETY DISCLOSURES.
Not applicable.

PART II
ITEM 5.     MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Our Common Stock is traded publicly on the NASDAQ Stock Market (“NASDAQ”) and the Tel Aviv Stock Exchange under the symbol “OPK”.
As of February 8, 2021, there were approximately 402 holders of record of our Common Stock.
We have not declared or paid any cash dividends on our Common Stock. No cash dividends have been previously paid on our Common Stock and none are anticipated in fiscal 2021. We repurchased no shares of Common Stock during the fourth quarter of the year ended December 31, 2020.
Stock Performance Graph
The following graph compares the five-year cumulative total return of our Common Stock with the S&P 500 Index and the NASDAQ Biotechnology Index. The graph assumes $100 invested on December 31, 2015 in our Common Stock and in each of the foregoing indices. The stock price performance reflected in the graph below is not necessarily indicative of future price performance.

	12/31/2015	12/31/2016	12/31/2017	12/31/2018	12/31/2019	12/31/2020
OPKO Health, Inc.	$100.00	$92.54	$48.76	$29.95	$14.63	$39.30
S&P 500	100.00	111.96	136.40	130.42	171.49	203.04
NASDAQ Biotechnology	100.00	78.65	95.67	87.19	109.08	137.90

Recent Sales of Unregistered Securities
All recent sales of unregistered securities were previously reported in a Current Report on Form 8-K or Quarterly Report on Form 10-Q.

ITEM 6.     Selected Financial Data.
Not applicable.

ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (“PSLRA”), Section 27A of the Securities Act of 1933, as amended, (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”), about our expectations, beliefs, or intentions regarding our product development efforts, business, financial condition, results of operations, strategies and prospects. You can identify forward-looking statements by the fact that these statements do not relate to historical or current matters. Rather, forward-looking statements relate to anticipated or expected events, activities, trends or results as of the date they are made. Because forward-looking statements relate to matters that have not yet occurred, these statements are inherently subject to risks and uncertainties that could cause our actual results to differ materially from any future results expressed or implied by the forward-looking statements. Many factors could cause our actual activities or results to differ materially from the activities and results anticipated in forward-looking statements. These factors include those contained in “Item 1A — Risk Factors” of this Annual Report on Form 10-K. We do not undertake any obligation to update forward-looking statements except as required by applicable law. We intend that all forward-looking statements be subject to the safe harbor provisions of PSLRA. These forward-looking statements reflect our views only as of the date they are made.
OVERVIEW
We are a diversified healthcare company that seeks to establish industry-leading positions in large and rapidly growing medical markets. Our diagnostics business includes BioReference Laboratories, Inc. (“BioReference”), one of the nation’s largest full service laboratories with a core genetic testing business and an almost 300-person sales and marketing team focused on driving growth and leveraging new products, including the 4Kscore test. Our pharmaceutical business features Rayaldee, a, U.S. Food and Drug Administration (“FDA”) approved treatment for secondary hyperparathyroidism (“SHPT”) in adults with stage 3 or 4 chronic kidney disease (“CKD”) and vitamin D insufficiency (launched in November 2016) and a pipeline of products in various stages of development. Our leading product in development is hGH-CTP (Somatrogon), a once-weekly human growth hormone for which we have partnered with Pfizer Inc. (“Pfizer”). We have submitted the initial Biologics License Application (“BLA”) with FDA for approval of Somatrogon in the U.S. as well as a New Drug Application with the Ministry of Health, Labour and Welfare in Japan. We are incorporated in Delaware, and our principal executive offices are located in leased offices in Miami, Florida.
Through BioReference, we provide laboratory testing services, primarily to customers in the larger metropolitan areas in New York, New Jersey, Florida, Texas, Maryland, California, Pennsylvania, Delaware, Washington, DC, Illinois and Massachusetts, as well as to customers in a number of other states. We offer a comprehensive test menu of clinical diagnostics for blood, urine and tissue analysis. This includes hematology, clinical chemistry, immunoassay, infectious diseases, serology, hormones, and toxicology assays, as well as Pap smear, anatomic pathology (biopsies) and other types of tissue analysis. We market our laboratory testing services directly to physicians, geneticists, hospitals, clinics, correctional and other health facilities.
We operate established pharmaceutical platforms in Ireland, Chile, Spain, and Mexico, which are generating revenue and from which we expect to generate positive cash flow and facilitate future market entry for our products currently in development. In addition, we have a development and commercial supply pharmaceutical company and a global supply chain operation and holding company in Ireland. We own a specialty active pharmaceutical ingredients manufacturer in Israel, which we expect will facilitate the development of our pipeline of molecules and compounds for our proprietary molecular diagnostic and therapeutic products.
RECENT DEVELOPMENTS
In January 2021, we announced that the FDA had accepted for filing the initial BLA for Somatrogon, a long-acting human growth hormone that is intended to be administered once-weekly for the treatment of pediatric patients with growth hormone deficiency (“GHD”). The target Prescription Drug User Fee Act (PDUFA) action date for decision by the FDA is in October 2021.
In December, 2020, we announced the appointment of Roger Medel, M.D. as an independent member of our Board of Directors, effective December 18, 2020. With this appointment, we have 11 Directors, including seven independent Directors.

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
We have put preparedness plans in place at our facilities to maintain continuity of operations, while also taking steps to keep our employees and customers healthy and safe. In line with recommendations to reduce large gatherings and increase social distancing, we have, where practical, transitioned many office-based employees to a remote work environment.
Revenue from services for the year ended December 31, 2020 increased by $545.8 million as compared to 2019, due to COVID-19 testing volumes; however we are unable to predict how long demand will continue for our COVID-19 related testing, or whether pricing and reimbursement policies for testing will sustain, and accordingly, the sustainability of our COVID-19 testing volumes is uncertain. Additionally, beginning in March 2020, BioReference experienced, and continues to experience, a decline in routine clinical and genomics testing volumes due to the COVID-19 pandemic. Excluding COVID-19 test volumes, for the year ended December 31, 2020, volumes in our diagnostics segment declined 17% as compared to volumes for the year ended December 31, 2019. Additionally, sales of Rayaldee have not increased in accordance with its expected growth trajectory as a result of challenges in onboarding new patients due to the COVID-19 pandemic. Federal, state and local governmental policies and initiatives designed to reduce the transmission of COVID-19 have resulted in, among other things, a significant reduction in physician office visits, the cancellation of elective medical procedures, customers closing or severely curtailing their operations (voluntarily or in response to government orders), and the adoption of work-from-home or shelter-in-place policies. As stay at home orders and other restrictions have been lifted, we have seen our routine clinical and genomic testing volumes trending towards normalization with prior periods, however should stay at home orders or other restrictions be reenacted, we could see our routine testing levels decline. We also continue to see a substantial need for COVID-19 testing by our existing clients and expect new clients as infection rates for the virus continue to increase across the country.
In March 2020, in response to the COVID-19 pandemic, the Coronavirus Aid, Relief, and Economic Security (CARES) Act was signed into law. The CARES Act provides numerous tax provisions and other stimulus measures, including temporary changes regarding the prior and future utilization of net operating losses, temporary changes to the prior and future limitations on interest deductions, temporary suspension of certain payment requirements for the employer portion of Social Security taxes, technical corrections from prior tax legislation for tax depreciation of certain qualified improvement property, and the creation of certain payroll tax credits associated with the retention of employees.
We have received, or expect to receive a number of benefits under The CARES Act including, but not limited to:
•During the year ended December 31, 2020, we received approximately $14 million under The Centers for Medicare & Medicaid Services (CMS) Accelerated and Advance Payment Program, which provides accelerated payments to Medicare providers/suppliers working to provide treatment to patients and combat the COVID-19 pandemic, and such amounts advanced to us are loans which will be offset against future claims and must be repaid in 2021;
•We are eligible to defer depositing the employer’s share of Social Security taxes for payments due from March 27, 2020 through December 31, 2020, interest-free and penalty-free;
•We received approximately $16.2 million during the year ended December 31, 2020 from the funds that were distributed to healthcare providers for related expenses or lost revenues that are attributable to the COVID-19 pandemic;
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

In October 2020, the U.S. Department of Health & Human Services issued new reporting requirements for the CARES Act funding. Due to these new reporting requirements and various interpretations, there is a reasonable possibility that amounts recorded under CARES Act funding will change in future periods.
For The Years Ended December 31, 2020 and December 31, 2019
Our consolidated income (loss) from operations for the years ended December 31, 2020 and 2019 is as follows:

	For the years ended December 31,
(In thousands)	2020	2019	Change	% Change
Revenues:
Revenue from services	$1,262,242	$716,434	$545,808	76%
Revenue from products	119,952	112,184	7,768	7%
Revenue from transfer of intellectual property and other	53,219	73,317	(20,098)	(27)%
Total revenues	1,435,413	901,935	533,478	59%
Costs and expenses:
Cost of revenue	894,408	572,484	321,924	56%
Selling, general and administrative	355,573	343,305	12,268	4%
Research and development	75,316	117,870	(42,554)	(36)%
Contingent consideration	(3,989)	(14,854)	10,865	(73)%
Amortization of intangible assets	56,391	64,783	(8,392)	(13)%
Asset impairment charges	—	92,399	(92,399)	(100)%
Total costs and expenses	1,377,699	1,175,987	201,712	17%
Income (loss) from operations	57,714	(274,052)	331,766	(121)%
We manage our operations in two reportable segments, pharmaceuticals and diagnostics. The pharmaceuticals segment consists of our pharmaceutical operations in Latin America, Ireland, Israel and Spain, Rayaldee product sales and our pharmaceutical research and development. The diagnostics segment primarily consists of our clinical and genetic laboratory operations through BioReference and GeneDx as well as our point-of-care operations. There are no significant inter-segment sales. We evaluate the performance of each segment based on operating profit or loss. The following presents the financial measures that management considers to be the most significant indicators of the Company's performance.
Diagnostics

	For the years ended December 31,
(In thousands)	2020	2019	Change	% Change
Revenues
Revenue from services	$1,262,242	$716,434	545,808	76%
Revenue from transfer of intellectual property and other	16,240	—	16,240	100%
Total revenues	1,278,482	716,434	562,048	78%
Costs and expenses:
Cost of revenue	823,927	510,857	313,070	61%
Selling, general and administrative	266,488	242,020	24,468	10%
Research and development	15,003	14,219	784	6%
Contingent consideration	(2,066)	(8,401)	6,335	(75)%
Amortization of intangible assets	36,208	42,401	(6,193)	(15)%
Asset impairment charges	—	38,697	(38,697)	(100)%
Total costs and expenses	1,139,560	839,793	299,767	36%
Income (loss) from operations	138,922	(123,359)	262,281	(213)%

Revenue. Revenue from services for the year ended December 31, 2020 increased by approximately $545.8 million compared to the year ended December 31, 2019, due to COVID-19 testing volumes. BioReference performed 0.8 million serology antibody tests and 10.1 million diagnostic molecular tests for COVID-19 during the year ended December 31, 2020, which represented 57% of total testing volume. Revenue attributable to tests for COVID-19 was partially offset by the negative impacts of:
•A reduction in clinical test volumes and genomic test volumes at BioReference resulted in decreased revenues of $99.5 million and $15.6 million, respectively, as compared to the year ended December 31, 2019. The decline in routine clinical and genomic testing volume reflects negative impacts from the COVID-19 pandemic, principally from referring physician office closures and stay-at-home guidance throughout states in which we predominately operate.
•A reduction in clinical test and genomic test reimbursement at BioReference of $10.2 million and $27.6 million, respectively, as compared to the year ended December 31, 2019. The lower reimbursement within our clinical business was primarily the result of the negative impact of the PAMA price reduction that went into effect January 1, 2020 combined with an overall shift in our test mix that was partially offset by increased reimbursement of our 4KScore test. The lower reimbursement within our genomic business resulted from an increase in denial rates and changes to payor policy and procedural requirements.
Estimated collection amounts are subject to the complexities and ambiguities of billing, reimbursement regulations and claims processing, as well as considerations unique to Medicare and Medicaid programs, and require us to consider the potential for retroactive adjustments when estimating variable consideration in the recognition of revenue in the period the related services are rendered. Revenue from services for the year ended December 31, 2020 included $12.1 million related to the successful appeal of previously denied claims for the 4Kscore test. In addition, the year ended December 31, 2020 included positive revenue adjustments recognized due to changes in estimates of implicit price concessions for performance obligations satisfied in prior periods of $0.3 million, and for the year ended December 31, 2019, revenue reductions of $24.8 million were recognized due to changes in estimates of implicit price concessions for performance obligations satisfied in prior periods.
The composition of Revenue from services by payor for the years ended December 31, 2020 and 2019 was as follows:

	For the years ended December 31,
(In thousands)	2020	2019
Healthcare insurers	$483,643	$421,386
Government payers	90,288	115,711
Client payers	637,645	158,527
Patients	50,666	20,810
Total	$1,262,242	$716,434
Client payers include cities, states and companies for which BioReference provides COVID-19 testing services.
Revenue from the transfer of intellectual property and other for the year ended December 31, 2020 are the result of grants received under the CARES Act totaling $16.2 million.
Cost of revenue. Cost of revenue for the year ended December 31, 2020 increased $313.1 million compared to the year ended December 31, 2019. Cost of revenue increased primarily due to labor and material costs for COVID-19 testing and the significant volume of tests performed during the year ended December 31, 2020, partially offset by a decline in non-COVID testing volumes and to cost reduction initiatives leading to a 12.4% improvement in cost per patient encounter, inclusive of all volumes.
Selling, general and administrative expenses. Selling, general and administrative expenses for the years ended December 31, 2020 and 2019 were $266.5 million and $242.0 million, respectively. Selling, general and administrative expenses in our diagnostics segment increased primarily due to higher variable billing and compensation costs of $23.2 million from an increase in volume and collections during the year ended December 31, 2020 and $3.0 million in marketing costs and other administrative and marketing costs directly associated the COVID-19 PCR testing volumes. In comparison, the December 31, 2019 period included $12.6 million of expense related to the Department of Justice settlement. As a percentage of net revenue SG&A for the diagnostic segment decreased to 21% from 34%, for the years ended December 31, 2020 and 2019, respectively as a result of per requisition efficiencies and expense management during this recent period of rapid volume growth. Selling, general and administrative expenses for the diagnostics segment for the years ended December 31, 2020 and 2019 included equity-based compensation expense of $2.1 million and $2.2 million, respectively.

Research and development expenses. The following table summarizes the components of our research and development expenses:

Research and Development Expenses	For the years ended December 31,
	2020	2019
External expenses:
PMA studies	$218	$774
Research and development employee-related expenses	9,317	7,320
Other internal research and development expenses	5,468	6,125
Total research and development expenses	$15,003	$14,219
Research and development for the diagnostic segment relates to the development of testing services for our clinical and genomics testing at BioReference and the development of the Claros Analyzer, a diagnostic instrument system to provide rapid, high performance blood test results in the point-of-care setting. The increase in research and development expenses for the year ended December 31, 2020 resulted primarily from an increased research and development expenses related to the development of clinical and genomics testing services.
Contingent consideration. Contingent consideration for the years ended December 31, 2020 and 2019 was $(2.1) million of expense and $8.4 million reversal of expense, respectively. Contingent consideration for the years ended December 31, 2020 and 2019 was attributable to changes in assumptions regarding the timing of achievement of future milestones for OPKO Diagnostics in both periods, and potential amounts payable to former stockholders of OPKO Diagnostics in connection therewith, pursuant to our acquisition agreement in October 2011.
Amortization of intangible assets. Amortization of intangible assets was $36.2 million and $42.4 million, respectively, for the years ended December 31, 2020 and 2019. Amortization expense reflects the amortization of acquired intangible assets with defined useful lives.
Asset impairment charges. Asset impairment charges were $38.7 million for the year ended December 31, 2019. Asset impairment charges for the year ended December 31, 2019 is primarily related to a goodwill impairment charge of $18.0 million to write the carrying amount of the OPKO Diagnostics reporting unit down to its estimated fair value, and an impairment charge of $20.7 million to write our intangible asset for the Claros Analyzer down to its estimated fair value. The asset impairment charges for the year ended December 31, 2019, resulted from liquidity constraints, longer than expected development timelines and changes in the competitive landscape, which resulted in changes to our estimates and assumptions of the expected future cash flows associated with the Claros Analyzer.
We believe that our estimates and assumptions in testing goodwill and other intangible assets are consistent with assumptions that marketplace participants would use in their estimates. However, if actual results are not consistent with our estimates and assumptions, including as a result of the COVID-19 global pandemic, we may be exposed to an impairment charge that could be material.

Pharmaceuticals

	For the years ended December 31,
(In thousands)	2020	2019	Change	% Change
Revenues:
Revenue from products	$119,952	$112,184	$7,768	7%
Revenue from transfer of intellectual property and other	36,979	72,521	(35,542)	(49)%
Total revenues	156,931	184,705	(27,774)	(15)%
Costs and expenses:
Cost of revenue	70,565	61,888	8,677	14%
Selling, general and administrative	50,476	57,589	(7,113)	(12)%
Research and development	61,149	104,659	(43,510)	(42)%
Contingent consideration	(1,923)	(6,453)	4,530	(70)%
Amortization of intangible assets	20,183	22,382	(2,199)	(10)%
Asset impairment charges	—	53,702	(53,702)	(100)%
Total costs and expenses	200,450	293,767	(93,317)	(32)%
Loss from operations	(43,519)	(109,062)	65,543	(60)%
Revenue. The increase in revenue from products for the year ended December 31, 2020 compared to the year ended December 31, 2019 was primarily attributable to an increase in sales at OPKO Chile and an increase in sales of Rayaldee. Sales of Rayaldee were $36.8 million for the year ended December 31, 2020, as compared to $31.4 million for 2019. Revenue from transfer of intellectual property for the years ended December 31, 2020 and 2019 principally reflected $28.7 million and $66.8 million, respectively, of revenue related to the Pfizer Transaction. Revenue from transfer of intellectual property for the year ended December 31, 2020 also included a $3 million milestone payment triggered by the first marketing approval of Rayaldee in Europe.
Cost of revenue. Cost of revenue for the year ended December 31, 2020 increased $8.7 million compared to the year ended December 31, 2019. Cost of product revenue increased primarily due to an increase in sales at OPKO Chile and changes in product mix during the year ended December 31, 2020.
Selling, general and administrative expenses. Selling, general and administrative expenses for the years ended December 31, 2020 and 2019 were $50.5 million and $57.6 million, respectively. The decrease in selling, general and administrative expenses was primarily due to decreased expenses at our pharmaceutical subsidiaries and a decrease in equity-based compensation expense. Selling, general and administrative expenses for the pharmaceutical segment for the years ended December 31, 2020 and 2019 included equity-based compensation expense of $1.0 million and $2.0 million, respectively.
Research and development expenses. Research and development expenses for the years ended December 31, 2020 and 2019 were $61.1 million and $104.7 million, respectively. Research and development expenses include external and internal expenses, partially offset by third-party grants and funding arising from collaboration agreements. External expenses include clinical and non-clinical activities performed by contract research organizations, lab services, purchases of drug and diagnostic product materials and manufacturing development costs. We track external research and development expenses by individual program for phase 3 clinical trials for drug approval and premarket approval for diagnostics tests, if any. Internal expenses include employee-related expenses such as salaries, benefits and equity-based compensation expense. Other internal research and development expenses are incurred to support overall research and development activities and include expenses related to general overhead and facilities.
The following table summarizes the components of our research and development expenses:

Research and Development Expenses	For the years ended December 31,
	2020	2019
External expenses:
Manufacturing expense for biological products	$5,326	$38,592
Phase III studies	10,513	16,869
Post-marketing studies	1,270	2,019
Earlier-stage programs	14,811	21,201
Research and development employee-related expenses	21,931	22,023
Other internal research and development expenses	9,440	8,813
Third-party grants and funding from collaboration agreements	(2,142)	(4,858)
Total research and development expenses	$61,149	$104,659
The decrease in research and development expenses for the year ended December 31, 2020 was primarily due to a decrease in research and development expenses related to Somatrogon, a once-weekly human growth hormone injection for which we have partnered with Pfizer and successfully completed a phase 3 study in August 2019. Ongoing expenses for the Somatrogon program support open label extension studies that will continue until the market launch of Somatrogon in certain countries, as well as the preparation of applications for marketing approvals. Research and development expenses for the pharmaceutical segment for the years ended December 31, 2020 and 2019 included equity-based compensation expense of $1.6 million and $2.1 million, respectively.
Contingent consideration. Contingent consideration for the years ended December 31, 2020 and 2019 was $1.9 million and $6.5 million reversal of expense, respectively. Contingent consideration for the years ended December 31, 2020 and 2019 was primarily attributable to changes in assumptions regarding the timing of achievement of future milestones for OPKO Renal, and potential amounts payable to former stockholders of OPKO Renal in connection therewith, pursuant to our acquisition agreement in March 2013.
Amortization of intangible assets. Amortization of intangible assets was $20.2 million and $22.4 million, respectively, for the years ended December 31, 2020 and 2019. Amortization expense reflects the amortization of acquired intangible assets with defined useful lives. Our indefinite lived IPR&D assets will not be amortized until the underlying development programs are completed. Upon obtaining regulatory approval by the U.S. FDA, the IPR&D assets will be accounted for as a finite-lived intangible asset and amortized on a straight-line basis over its estimated useful life.
Asset impairment charges. Asset impairment charges were $53.7 million for the year ended December 31, 2019. Asset impairment charges for the year ended December 31, 2019 were primarily related to an impairment charge of $44.8 million to write our IPR&D assets for OPK88003 (oxyntomodulin) and CURNA’s platform technology for oligonucleotide therapeutics down to their estimated fair values, and a goodwill impairment charge of $8.2 million to write the carrying amount of the CURNA and Transition Therapeutics reporting units down to their estimated fair values. The Asset impairment charges for the year ended December 31, 2019, resulted from liquidity constraints, longer than expected development timelines and changes in the competitive landscape, which resulted in changes to our estimates and assumptions of the expected future cash flows associated with OPK88003 and CURNA’s platform technology.
We believe that our estimates and assumptions in testing goodwill and other intangible assets, including IPR&D, for impairment are consistent with assumptions that marketplace participants would use in their estimates. However, if actual results are not consistent with our estimates and assumptions, including as a result of the COVID-19 global pandemic, we may be exposed to an impairment charge that could be material. If we are unable to successfully develop Somatrogon, or changes in projections and assumptions negatively impact our forecast of net cash flows, we may be exposed to a material impairment charge related to the IPR&D for Somatrogon.

Corporate

	For the years ended December 31,
(In thousands)	2020	2019	Change	% Change
Revenues:
Revenue from transfer of intellectual property and other	$—	$796	(796)	(100)%
Total revenues	—	796	(796)	(100)%
Costs and expenses:
Cost of revenue	(84)	(261)	177	(68)%
Selling, general and administrative	38,609	43,696	(5,087)	(12)%
Research and development	(836)	(1,008)	172	(17)%
Total costs and expenses	37,689	42,427	(4,738)	(11)%
Loss from operations	(37,689)	(41,631)	3,942	(9)%
Operating loss for our unallocated corporate operations for the years ended December 31, 2020 and 2019 was $37.7 million and $41.6 million, respectively, and principally reflects general and administrative expenses incurred in connection with our corporate operations. The decrease in operating loss for the year ended December 31, 2020 was primarily attributable to a decrease in legal fees incurred for the year ended December 31, 2020, as compared to the year ended December 31, 2019.
Other
Interest income. Interest income for the years ended December 31, 2020 and 2019 was not significant as our cash investment strategy emphasizes the security of the principal invested and fulfillment of liquidity needs.
Interest expense. Interest expense for the years ended December 31, 2020 and 2019 was $21.9 million and $21.5 million, respectively. Interest expense was principally related to interest incurred on our Senior Convertible Notes due 2025 (the “2025 Notes”), our 5% Convertible Promissory Notes (the “2023 Convertible Notes”), our 3.0% Senior Notes due 2033 (the “2033 Senior Notes”), and BioReference’s outstanding debt under its credit facility.
Fair value changes of derivative instruments, net. Fair value changes of derivative instruments, net for the years ended December 31, 2020 and 2019, was $50 thousand and $174 thousand of income, respectively. Derivative income for the year ended December 31, 2020, was principally related to the change in fair value on foreign currency forward exchange contracts at OPKO Chile.
Other income (expense), net. Other income (expense), net for the years ended December 31, 2020 and 2019, was $12.7 million of income and $11.3 million of expense, respectively. Other income for the year ended December 31, 2020 primarily consisted of realized and unrealized gains recognized during the period on our investment in VBI Vaccines Inc. (“VBI”), offset by net unrealized losses recognized during the period on our investment in Eloxx Pharmaceuticals, Inc. (“Eloxx”). Other expense for the year ended December 31, 2019 primarily consisted of net unrealized losses recognized during the period on Eloxx and VBI.
Income tax provision. Our income tax provision for the years ended December 31, 2020 and 2019 was $17.6 million and $7.1 million, respectively, and reflects results using our expected effective tax rate. For the year ended December 31, 2020, the tax rate differed from the U.S. federal statutory rate of 21% primarily due to the relative mix in earnings and losses in the U.S. versus foreign tax jurisdictions, the impact of certain discrete tax events and operating results in tax jurisdictions that do not result in a tax benefit.
Loss from investments in investees. We have made investments in certain early stage companies that we perceive to have valuable proprietary technology and significant potential to create value for us as a shareholder or member. We account for these investments under the equity method of accounting, resulting in the recording of our proportionate share of their losses until our share of their loss exceeds our investment. Until the investees’ technologies are commercialized, if ever, we anticipate they will report net losses. Loss from investments in investees was $0.5 million and $2.9 million for the years ended December 31, 2020 and 2019, respectively.

For The Years Ended December 31, 2019 and December 31, 2018
Our consolidated loss from operations for the years ended December 31, 2019 and 2018 is as follows:

	For the years ended December 31,
(In thousands)	2019	2018	Change	% Change
Revenues:
Revenue from services	$716,434	$813,248	$(96,814)	(12)%
Revenue from products	112,184	107,112	5,072	5%
Revenue from transfer of intellectual property and other	73,317	69,906	3,411	5%
Total revenues	901,935	990,266	(88,331)	(9)%
Costs and expenses:
Cost of revenue	572,484	604,636	(32,152)	(5)%
Selling, general and administrative	343,305	358,346	(15,041)	(4)%
Research and development	117,870	125,586	(7,716)	(6)%
Contingent consideration	(14,854)	(16,816)	1,962	(12)%
Amortization of intangible assets	64,783	67,933	(3,150)	(5)%
Asset impairment charges	92,399	21,778	70,621	324%
Total costs and expenses	1,175,987	1,161,463	14,524	1%
Loss from operations	(274,052)	(171,197)	(102,855)	60%
Diagnostics

	For the years ended December 31,
(In thousands)	2019	2018	Change	% Change
Revenues
Revenue from services	$716,434	$813,248	(96,814)	(12)%
Total revenues	716,434	813,248	(96,814)	(12)%
Costs and expenses:
Cost of revenue	510,857	546,305	(35,448)	(6)%
Selling, general and administrative	242,020	254,330	(12,310)	(5)%
Research and development	14,219	14,637	(418)	(3)%
Contingent consideration	(8,401)	(1,907)	(6,494)	341%
Amortization of intangible assets	42,401	44,825	(2,424)	(5)%
Asset impairment charges	38,697	—	38,697	100%
Total costs and expenses	839,793	858,190	(18,397)	(2)%
Loss from operations	(123,359)	(44,942)	(78,417)	174%
Revenue from services for the year ended December 31, 2019 decreased approximately $96.8 million compared to the year ended December 31, 2018. Revenue from services for the year ended December 31, 2019 was negatively affected by $49.2 million of decreased reimbursement for our clinical testing and by $21.2 million from our genomics testing, as a result of an increase in denial rates and changes to payor pricing, policy and procedural requirements, the impact of PAMA, and a decline in 4Kscore revenue due to the non-coverage decision issued by Novitas, which became effective on March 21, 2019. Subsequent to the effective date of the non-coverage determination, in November 2019, Novitas issued its final LCD for Medicare payments for the 4Kscore test, effective December 30, 2019. Under the final LCD, Medicare will reimburse the test for patients who meet defined criteria.
Revenue from services for the year ended December 31, 2019 was also negatively affected by $13.8 million as a result of a reduction in clinical test volumes, which was offset by higher genomics testing volume of $13.0 million.
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
The composition of Revenue from services by payor for the years ended December 31, 2019 and 2018 is as follows:

	For the years ended December 31,
(In thousands)	2019	2018
Healthcare insurers	$421,386	$492,995
Government payors	115,711	150,851
Client payors	158,527	148,070
Patients	20,810	21,332
Total	$716,434	$813,248

Costs of revenue. Costs of revenue for the year ended December 31, 2019 decreased $35.4 million compared to 2018. Cost of service revenue decreased in 2019 primarily due to cost reduction initiatives resulting in per patient encounter efficiency gains at BioReference.
Selling, general and administrative expenses. Selling, general and administrative expenses for the years ended December 31, 2019 and 2018 were $242.0 million and $254.3 million, respectively. The decrease in selling, general and administrative expenses was primarily due to decreased expenses at BioReference due to enacting cost reduction initiatives, which were partially offset by $12.6 million of expenses incurred in connection with certain legal matters. Selling, general and administrative expenses for the years ended December 31, 2019 and 2018 included equity-based compensation expense of $2.2 million and $2.8 million, respectively.
Research and development expenses. The following table summarizes the components of our research and development expenses:

Research and Development Expenses	For the years ended December 31,
	2019	2018
External expenses:
PMA studies	$774	$—
Research and development employee-related expenses	7,320	7,725
Other internal research and development expenses	6,125	6,912
Total research and development expenses	$14,219	$14,637

Research and development for the diagnostic segment relates to the development of testing services for our clinical and genomics testing at BioReference and the development of the Claros Analyzer, a diagnostic instrument system to provide rapid, high performance blood test results in the point-of-care setting. Research and development expenses for the year ended December 31, 2019 were consistent with research and development expenses for the year ended December 31, 2018.
Contingent consideration. Contingent consideration for the years ended December 31, 2019 and 2018 was $8.4 million and $1.9 million reversal of expense, respectively. Contingent consideration for the years ended December 31, 2019 and 2018 was attributable to changes in assumptions regarding the timing of achievement of future milestones for OPKO Diagnostics in both periods, and potential amounts payable to former stockholders of OPKO Diagnostics in connection therewith, pursuant to our acquisition agreement in October 2011.
Amortization of intangible assets. Amortization of intangible assets was $42.4 million and $44.8 million, respectively, for the years ended December 31, 2019 and 2018. Amortization expense reflects the amortization of acquired intangible assets with defined useful lives.
Asset impairment charges. Asset impairment charges were $38.7 million for the year ended December 31, 2019. Asset impairment charges for the year ended December 31, 2019 is primarily related to a goodwill impairment charge of $18.0 million to write the carrying amount of the OPKO Diagnostics reporting unit down to its estimated fair value, and an impairment charge of $20.7 million to write our intangible asset for the Claros Analyzer down to its estimated fair value. The Asset impairment charges for the year ended December 31, 2019, resulted from liquidity constraints, longer than expected development timelines and changes in the competitive landscape, which resulted in changes to our estimates and assumptions of the expected future cash flows associated with the Claros Analyzer.
We believe that our estimates and assumptions in testing goodwill and other intangible assets are consistent with assumptions that marketplace participants would use in their estimates. However, if actual results are not consistent with our estimates and assumptions, we may be exposed to an impairment charge that could be material.
Pharmaceuticals

	For the years ended December 31,
(In thousands)	2019	2018	Change	% Change
Revenues:
Revenue from products	$112,184	$107,112	$5,072	5%
Revenue from transfer of intellectual property and other	72,521	69,906	2,615	4%
Total revenues	184,705	177,018	7,687	4%
Costs and expenses:
Cost of revenue	61,888	58,794	3,094	5%
Selling, general and administrative	57,589	58,789	(1,200)	(2)%
Research and development	104,659	112,099	(7,440)	(7)%
Contingent consideration	(6,453)	(14,909)	8,456	(57)%
Amortization of intangible assets	22,382	23,108	(726)	(3)%
Asset impairment charges	53,702	21,778	31,924	147%
Total costs and expenses	293,767	259,659	34,108	13%
Loss from operations	(109,062)	(82,641)	(26,421)	32%
Revenue. The increase in Revenue from products for 2019 as compared to 2018 was primarily attributable to an increase in sales of Rayaldee of $31.4 million for the year ended December 31, 2019, compared to $20.3 million for the year ended December 31, 2018, which was partially offset by a decrease in revenue at OPKO Chile. The increase in Revenue from transfer of intellectual property was primarily attributable to an increase in revenue related to the Pfizer Transaction of $66.8 million for the year ended December 31, 2019, as compared to $60.0 million for the year ended December 31, 2018, which was partially offset by $2.0 million of revenue from a milestone payment from our licensee VFMCRP in 2018.
Costs of revenue. Cost of revenue increased primarily due to an increase in sales of Rayaldee in 2019 and changes in the product mix of items sold during the period.
Selling, general and administrative expenses. Selling, general and administrative expenses for the years ended December 31, 2019 and 2018 were $57.6 million and $58.8 million, respectively. The decrease in selling, general and administrative expenses was primarily due to a decrease in equity-based compensation expense. Selling, general and administrative expenses for the years ended December 31, 2019 and 2018 included equity-based compensation expense of $2.0 million and $4.4 million, respectively.
Research and development expenses. Research and development expenses for the years ended December 31, 2019 and 2018 were $104.7 million and $112.1 million, respectively. Research and development expenses include external and internal expenses, partially offset by third-party grants and funding arising from collaboration agreements. External expenses include clinical and non-clinical activities performed by contract research organizations, lab services, purchases of drug and diagnostic product materials and manufacturing development costs. We track external research and development expenses by individual program for phase 3 clinical trials for drug approval and PMAs for diagnostics tests, if any. Internal expenses include employee-related expenses such as salaries, benefits and equity-based compensation expense. Other internal research and development expenses are incurred to support overall research and development activities and include expenses related to general overhead and facilities.
The following table summarizes the components of our research and development expenses:

	For the years ended December 31,
	2019	2018
External expenses:
Manufacturing expense for biological products	$38,592	$28,245
Phase III studies	16,869	23,759
Post-marketing studies	2,019	1,403
Earlier-stage programs	21,201	33,957
Research and development employee-related expenses	22,023	24,947
Other internal research and development expenses	8,813	5,731
Third-party grants and funding from collaboration agreements	(4,858)	(5,943)
Total research and development expenses	$104,659	$112,099

The decrease in research and development expenses for the year ended December 31, 2019 was primarily due to a decrease in research and development expenses related to OPK88004, a selective androgen receptor modulator which we are exploring for various potential applications. In addition, for the years ended December 31, 2019 and 2018, we recorded, as an offset to research and development expenses, $3.7 million and $5.2 million, respectively, related to research and development tax credits recognized in Ireland. Research and development expenses for the years ended December 31, 2019 and 2018 included equity-based compensation expenses of $2.1 million and $3.5 million, respectively. We expect our research and development expenses to increase as we continue to expand our research and development of potential future products.
Contingent consideration. Contingent consideration for the years ended December 31, 2019 and 2018 was $6.5 million and $14.9 million reversal of expense, respectively. Contingent consideration for the years ended December 31, 2019 and 2018 was primarily attributable to changes in assumptions regarding the timing of achievement of future milestones for OPKO Renal, and potential amounts payable to former stockholders of OPKO Renal in connection therewith, pursuant to our acquisition agreement in March 2013.
Amortization of intangible assets. Amortization of intangible assets was $22.4 million and $23.1 million, respectively, for the years ended December 31, 2019 and 2018. Amortization expense reflects the amortization of acquired intangible assets with defined useful lives. Our indefinite lived IPR&D assets will not be amortized until the underlying development programs are completed. Upon obtaining regulatory approval by the U.S. FDA, the IPR&D assets will be accounted for as a finite-lived intangible asset and amortized on a straight-line basis over its estimated useful life.
Asset impairment charges. Asset impairment charges were $53.7 million and $21.8 million, respectively, for the years ended December 31, 2019 and 2018. Asset impairment charges for the year ended December 31, 2019 is primarily related to an impairment charge of $44.8 million to write our IPR&D assets for OPK88003 (oxyntomodulin) and CURNA’s platform technology for oligonucleotide therapeutics down to their estimated fair values, and a goodwill impairment charge of $8.2 million to write the carrying amount of the CURNA and Transition Therapeutics reporting units down to their estimated fair values. The Asset impairment charges for the year ended December 31, 2019, resulted from liquidity constraints, longer than expected development timelines and changes in the competitive landscape, which resulted in changes to our estimates and assumptions of the expected future cash flows associated with OPK88003 and CURNA’s platform technology. Asset impairment charges for the year ended December 31, 2018 is related to an impairment charge of $10.1 million to write our IPR&D assets for Alpharen and OPK88004 down to their estimated fair values and a goodwill impairment charge of $11.7 million to write the carrying amount of the FineTech reporting unit down to its estimated fair value.
We believe that our estimates and assumptions in testing goodwill and other intangible assets, including IPR&D, for impairment are consistent with assumptions that marketplace participants would use in their estimates. However, if actual results are not consistent with our estimates and assumptions, including as a result of the COVID-19 global pandemic, we may be exposed to an impairment charge that could be material. If we are unable to successfully develop Somatrogon, or changes in projections and assumptions negatively impact our forecast of net cash flows, we may be exposed to a material impairment charge related to the IPR&D for Somatrogon.
Corporate

	For the years ended December 31,
(In thousands)	2019	2018	Change	% Change
Revenues:
Revenue from transfer of intellectual property and other	$796	$—	796	100%
Total revenues	796	—	796	100%
Costs and expenses:
Cost of revenue	(261)	(463)	202	(44)%
Selling, general and administrative	43,696	45,227	(1,531)	(3)%
Research and development	(1,008)	(1,150)	142	(12)%
Total costs and expenses	42,427	43,614	(1,187)	(3)%
Loss from operations	(41,631)	(43,614)	1,983	(5)%
Operating loss for our unallocated corporate operations for the years ended December 31, 2019 and 2018 was $41.6 million and $43.6 million, respectively, and principally reflects general and administrative expenses incurred in connection with our corporate operations.
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
Income tax benefit (provision). Our income tax benefit (provision) for the years ended December 31, 2019 and 2018 was $(7.1) million, and $38.7 million, respectively. For the year ended December 31, 2019, our effective tax rate differed from the U.S. federal statutory rate of 21% primarily due to the relative mix in earnings and losses in the U.S. versus foreign tax jurisdictions, the impact of certain discrete tax events and operating results in tax jurisdictions that do not result in a tax benefit. The income tax benefit for the year ended December 31, 2018 included benefits related to discrete events which did not recur during 2019.
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

LIQUIDITY AND CAPITAL RESOURCES
At December 31, 2020, we had cash and cash equivalents of approximately $72.2 million. Cash provided by operations of $39.5 million for year ended December 31, 2020 principally reflects cash generated by our diagnostics segment due to the positive impact of COVID-19 testing volumes, which was partially offset by general and administrative expenses related to our corporate operations and research and development activities. Cash used in investing activities for the year ended December 31, 2020 primarily reflects capital expenditures of $33.7 million, which was partially offset by proceeds from sales of equity securities of $15.1 million. Cash used in financing activities of $35.1 million primarily reflects net repayments on our lines of credit. We have not generated sustained positive cash flow sufficient to offset our operating and other expenses, and our primary sources of cash have been from the public and private placement of equity, the issuance of the 2033 Senior Notes, 2023 Convertible Notes and 2025 Notes and credit facilities available to us. However, as a result of the significant increase in testing volumes resulting from the COVID-19 pandemic, and if our routine clinical and genomic testing volumes continue to trend towards normalization with prior periods, we anticipate generating positive cash flow from operations. We are unable to predict how long the demand will continue for our COVID-19 related testing, whether pricing and reimbursement policies for testing will sustain, or whether further restrictions will be placed on elective procedures or if stay at home orders will be reinstated and accordingly, the sustainability of the cash flow is uncertain.
On February 25, 2020, we entered into a credit agreement with an affiliate of Dr. Frost, pursuant to which the lender committed to provide us with an unsecured line of credit in the amount of $100 million. Borrowings under this line of credit bear interest at a rate of 11% per annum and may be repaid and reborrowed at any time. The credit agreement includes various customary remedies for the lender following an event of default, including the acceleration of repayment of outstanding amounts under this line of credit. This line of credit matures on February 25, 2025. As of December 31, 2020, no funds were borrowed under this line of credit.
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
On February 1, 2019, holders of our 2033 Senior Notes tendered to us approximately $28.8 million aggregate principal amount of such notes pursuant to such holders’ option to require us to repurchase the 2033 Senior Notes as set forth in the indenture, following which repurchase only $3.0 million aggregate principal amount of the 2033 Senior Notes remained outstanding. Holders of the remaining $3.0 million principal amount of the 2033 Senior Notes may require us to repurchase such notes for 100% of their principal amount, plus accrued and unpaid interest, on February 1, 2023, on February 1, 2028, or following the occurrence of a fundamental change as defined in the indenture governing the 2033 Senior Notes.

As of December 31, 2020, the total commitments under our Credit Agreement (as defined below) with CB and our lines of credit with financial institutions in Chile and Spain were $87.7 million, of which $23.0 million was drawn as of December 31, 2020. At December 31, 2020, the weighted average interest rate on these lines of credit was approximately 4.9%. These lines of credit are short-term and are used primarily as a source of working capital. The highest aggregate principal balance at any time outstanding during the year ended December 31, 2020, was $66.5 million. We intend to continue to draw on these lines of credit as needed. There is no assurance that these lines of credit or other funding sources will be available to us on acceptable terms, or at all, in the future.
In November 2015, BioReference and certain of its subsidiaries entered into a credit agreement with CB, as lender and administrative agent, as amended (the “Credit Agreement”). The Credit Agreement provides for a $75.0 million secured revolving credit facility and includes a $20.0 million sub-facility for swingline loans and a $20.0 million sub-facility for the issuance of letters of credit. The Credit Agreement matures on November 5, 2021 and is guaranteed by all of BioReference’s domestic subsidiaries. The Credit Agreement is also secured by substantially all assets of BioReference and its domestic subsidiaries, as well as a non-recourse pledge by us of our equity interest in BioReference. Availability under the Credit Agreement is based on a borrowing base composed of eligible accounts receivables of BioReference and certain of its subsidiaries, as specified therein. As of December 31, 2020, $57.6 million remained available for borrowing under the Credit Agreement.
In February 2018, in a transaction exempt from registration under the Securities Act, we issued the 2023 Convertible Notes in the aggregate principal amount of $55.0 million maturing in February 2023. Each holder of a 2023 Convertible Note has the option, from time to time, to convert all or any portion of the outstanding principal balance of such 2023 Convertible Note, together with accrued and unpaid interest thereon, into shares of our Common Stock, par value $0.01 per share, at a conversion price of $5.00 per share of Common Stock. We may redeem all or any part of the then issued and outstanding 2023 Convertible Notes, together with accrued and unpaid interest thereon upon no fewer than 30 days, and no more than 60 days, notice to the holders. The 2023 Convertible Notes contain customary events of default and representations and warranties of OPKO.
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
In May 2016, EirGen, our wholly-owned subsidiary, partnered with VFMCRP through the VFMCRP Agreement for the development and commercialization of Rayaldee in the VFMCRP Territory. The license to VFMCRP potentially covers all therapeutic and prophylactic uses of the product in human patients, provided that initially the license is for the use of the product for the treatment or prevention of SHPT related to patients with CKD and vitamin D insufficiency/deficiency (“VFMCRP Initial Indication”). Effective May 5, 2020, we entered into the VFMCRP Amendment, pursuant to which the parties agreed to exclude Mexico, South Korea, the Middle East and all of the countries of Africa from the VFMCRP Territory. In addition, the parties agreed to certain amendments to the milestone structure and to reduce minimum royalties payable.
We have received non-refundable and non-creditable payments of $55 million to date and are eligible to receive up to an additional $227 million pursuant to the terms of the VFMCRP Amendment upon the achievement of certain regulatory and sales-based milestones tied to sales and reimbursement levels. In addition, we are eligible to receive tiered royalties on sales of the product at percentage rates that range from the mid-teens to the mid-twenties or a minimum royalty, whichever is greater, upon commencement of sales of the product.
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
In 2014, Pfizer and OPKO entered into a worldwide agreement for the development and commercialization of our long-acting Somatrogon for the treatment of GHD in adults and children, as well as for the treatment of growth failure in children born small for gestational age. In May 2020, we entered into a Restated Agreement with Pfizer which was effective as of January 1, 2020, pursuant to which the parties agreed to share all costs for Manufacturing Activities, as defined in the Restated Agreement, for developing a licensed product for the three indications included in the Agreement. Under the terms of the agreements with Pfizer, we received non-refundable and non-creditable upfront payments of $295 million in 2015 and are eligible to receive up to an additional $275 million upon the achievement of certain regulatory milestones. Pfizer received the exclusive license to commercialize Somatrogon worldwide. In addition, we are eligible to receive initial tiered royalty payments associated with the commercialization of Somatrogon for Adult GHD with percentage rates ranging from the high teens to mid-twenties. Upon the launch of Somatrogon for Pediatric GHD in certain major markets, the royalties will transition to regional, tiered gross profit sharing for both Somatrogon and Pfizer’s Genotropin®.
In January 2021, we announced that the FDA has accepted for filing the initial BLA for Somatrogon for the treatment of pediatric patients with GHD. The target PDUFA action date for decision by the FDA is in October 2021. In January 2021 we also announced the submission of a New Drug Application to the Ministry of Health, Labour, and Welfare in Japan for Somatrogon for the treatment of pediatric patients with GHD.
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
We believe that the cash and cash equivalents on hand at December 31, 2020, cash from operations and the amounts available to be borrowed under our lines of credit are sufficient to meet our anticipated cash requirements for operations and debt service beyond the next 12 months. We based this estimate on assumptions that may prove to be wrong or are subject to change, and we may be required to use our available cash resources sooner than we currently expect. If we acquire additional assets or companies, accelerate our product development programs or initiate additional clinical trials, we will need additional funds. Our future cash requirements, and the timing of those requirements, will depend on a number of factors, including the impact of the COVID-19 pandemic on our business, the approval and success of our products in development, particularly our long acting Somatrogon for which we have submitted for approval in the U.S. and Japan and expect to submit for approval in the Europe shortly, the commercial success of Rayaldee, including the launch of Rayaldee by Vifor expected later in 2021, BioReference’s financial performance, possible acquisitions, the continued progress of research and development of our product candidates, the timing and outcome of clinical trials and regulatory approvals, the costs involved in preparing, filing, prosecuting, maintaining, defending, and enforcing patent claims and other intellectual property rights, the status of competitive products, the availability of financing, our success in developing markets for our product candidates and results of government investigations, payor claims, and legal proceedings that may arise, including, without limitation class action and derivative litigation to which we are subject, and our ability to obtain insurance coverage for such claims. We have not generated sustained positive cash flow and if we are not able to secure additional funding when needed, we may have to delay, reduce the scope of, or eliminate one or more of our clinical trials or research and development programs or possible acquisitions or reduce our marketing or sales efforts or cease operations.
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
The following table provides information as of December 31, 2020, with respect to the amounts and timing of our known contractual obligation payments due by period.

Contractual obligations (In thousands)	2021	2022	2023	2024	2025	Thereafter	Total
Open purchase orders	$342,103	$49	$—	$—	$—	$—	$342,152
Operating leases	9,028	7,687	6,193	4,195	2,445	9,240	38,788
Capital leases	2,428	1,422	835	503	70	—	5,258
Convertible Notes	—	—	58,050	—	156,163	—	214,213
Mortgages and other debts payable	1,031	807	597	500	94	—	3,029
Lines of credit	22,954	—	—	—	—	—	22,954
Interest commitments	296	286	13,972	260	36,852	—	51,666
Total	$377,840	$10,251	$79,647	$5,458	$195,624	$9,240	$678,060
The preceding table does not include information where the amounts of the obligations are not currently determinable, including the following:
•Contractual obligations in connection with clinical trials, which span over two years, and that depend on patient enrollment. The total amount of expenditures is dependent on the actual number of patients enrolled and as such, the contracts do not specify the maximum amount we may owe.
•Product license agreements effective during the lesser of 15 years or patent expiration whereby payments and amounts are determined by applying a royalty rate on uncapped future sales.
•Contingent consideration that includes payments upon achievement of certain milestones including meeting development milestones such as the completion of successful clinical trials, NDA approvals by the FDA and revenue milestones upon the achievement of certain revenue targets all of which are anticipated to be paid within the next seven years and are payable in either shares of our Common Stock or cash, at our option, and that may aggregate up to $144.1 million.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
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
Goodwill and intangible assets. Goodwill and other intangible assets, including IPR&D, acquired in business combinations, licensing and other transactions at December 31, 2020 and 2019, was $1.7 billion and $1.8 billion, respectively.
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
When performing quantitative analysis, we use a combination of income and market valuation methods and may weigh the outcomes of valuation approaches when estimating fair value. Inputs and assumptions used to determine fair value are determined from a market participant view, which might be different than our specific views. The valuation process is complex and requires significant input and judgment using internal and external sources. Market approaches depend on the availability of guideline companies and representative transactions. When using the income approach, complex and judgmental matters applicable to the valuation process may include the following:
•Estimated useful life – The asset life expected to contribute meaningful cash flows is determined after considering expected regulatory approval dates (if unapproved), exclusivity periods and other legal, regulatory or contractual provisions.
•Projections – Future revenues are estimated after considering many factors such as historical results, market opportunity, pricing, sales trajectories to peak sales levels, competitive environment and product evolution. Future costs and expenses are estimated after considering historical factors such as the timing and level of development costs to obtain regulatory approvals, maintain or further enhance the product. For IPR&D projects, we generally assume initial positive cash flows to commence shortly after the receipt of expected regulatory approvals which typically may not occur for a number of years. Actual cash flows attributed to the project are likely to be different than those assumed since projections are subjected to multiple factors including trial results and regulatory matters which could materially change the ultimate commercial success of the asset as well as significantly alter the costs to develop the respective asset into commercially viable products.
•Tax rates – The expected future income is tax effected using a market participant tax rate. In determining the tax rate, we consider the jurisdiction in which the intellectual property is held and the location of the research and manufacturing infrastructure.
•Discount rate – Discount rates are selected after considering the risks inherent in the future cash flows; the assessment of the asset’s life cycle and the competitive trends impacting the asset, including consideration of any Company specific technical, legal, regulatory, or economic barriers to entry.
Goodwill was $680.6 million and $671.9 million, respectively, at December 31, 2020 and 2019. Estimating the fair value of a reporting unit for goodwill impairment is highly sensitive to changes in projections and assumptions and changes in assumptions could potentially lead to impairment. We perform sensitivity analyses around our assumptions in order to assess the reasonableness of the assumptions and the results of our testing. Ultimately, potential changes in these assumptions may impact the estimated fair value of a reporting unit and result in an impairment if the fair value of such reporting unit is less than its carrying value.
Net intangible assets other than goodwill were $1.1 billion, including IPR&D of $590.2 million, at both December 31, 2020 and 2019. Intangible assets are highly vulnerable to impairment charges, particularly newly acquired assets for recently launched products and IPR&D. Considering the high risk nature of research and development and the industry’s success rate of bringing developmental compounds to market, IPR&D impairment charges may occur in future periods. Estimating the fair value of IPR&D for potential impairment is highly sensitive to changes in projections and assumptions and changes in assumptions could potentially lead to impairment.
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
Impairment charges for the year ended December 31, 2019 were $92.4 million and consist of a goodwill impairment charge of $26.2 million to write the carrying amount of the OPKO Diagnostics, CURNA and Transition Therapeutics reporting units down to their estimated fair value, an impairment charge of $44.8 million to write our IPR&D assets for OPK88003 and CURNA’s platform technology for oligonucleotide therapeutics down to their estimated fair value, and an impairment charge of $20.7 million to write our intangible asset for the Claros Analyzer down to its estimated fair value as a result of our testing. These impairment charges for the year ended December 31, 2019, resulted from liquidity constraints, longer than expected development timelines and changes in the competitive landscape, which resulted in changes to our estimates and assumptions of the expected future cash flows of the reporting units focused on the development of the Claros Analyzer, OPK88003 and CURNA’s platform technology. No impairment charges were recognized for the year ended December 31, 2020.
We recorded a goodwill impairment charge of $11.7 million in Asset impairment charges in our Consolidated Statement of Operations for the year ended December 31, 2018 to write the carrying amount of the FineTech reporting unit down to its estimated fair value. We also recorded an impairment charge of $10.1 million in Asset impairment charges in our Consolidated Statement of Operations for the year ended December 31, 2018 to write our IPR&D assets for Alpharen and OPK88004 down to their estimated fair value as a result of our testing.
We believe that our estimates and assumptions are reasonable and otherwise consistent with assumptions that marketplace participants would use in their estimates of fair value. However, if future results are not consistent with our estimates and assumptions, including as a result of the COVID-19 global pandemic, then we may be exposed to an impairment charge, which could be material.
We amortize intangible assets with definite lives on a straight-line basis over their estimated useful lives, ranging from 3 to 20 years. We use the straight-line method of amortization as there is no reliably determinable pattern in which the economic benefits of our intangible assets are consumed or otherwise used up. Amortization expense was $56.4 million and $64.8 million for the years ended December 31, 2020 and 2019, respectively.
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
The complexities and ambiguities of billing, reimbursement regulations and claims processing, as well as considerations unique to Medicare and Medicaid programs, require us to estimate the potential for retroactive adjustments as an element of variable consideration in the recognition of revenue in the period the related services are rendered. Actual amounts are adjusted in the period those adjustments become known. For the year ended December 31, 2020, positive revenue adjustments due to changes in estimates of implicit price concessions for performance obligations satisfied in prior periods of $0.3 million were recognized. For the years ended December 31, 2019 and 2018, revenue reductions due to changes in estimates of implicit price concessions for performance obligations satisfied in prior periods of $24.8 million and $22.8 million, respectively, were recognized
Third-party payors, including government programs, may decide to deny payment or recoup payments for testing they contend were improperly billed or not medically necessary, against their coverage determinations, or for which they believe they have otherwise overpaid (including as a result of their own error), and we may be required to refund payments already received. Our revenues may be subject to retroactive adjustment as a result of these factors among others, including without limitation, differing interpretations of billing and coding guidance and changes by government agencies and payors in interpretations, requirements, and “conditions of participation” in various programs. We have processed requests for recoupment from third-party payors in the ordinary course of our business, and it is likely that we will continue to do so in the future. If a third-party payor denies payment for testing or recoups money from us in a later period, reimbursement for our testing could decline.
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
We recognize revenue for shipments of Rayaldee at the time of delivery to customers after estimating Sales Deductions and product returns as elements of variable consideration utilizing historical information and market research projections. For the years ended December 31, 2020, 2019 and 2018, we recognized $36.8 million, $31.4 million and 20.3 million in net product revenue from sales of Rayaldee.
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
For the years ended December 31, 2020, 2019 and 2018 we recorded $53.2 million, $73.3 million and $69.9 million of revenue from the transfer of intellectual property and other, respectively. For the year ended December 31, 2020 and 2019, revenue from the transfer of intellectual property and other included $28.7 million and $66.8 million related to the Pfizer Transaction. In addition, revenue from the transfer of intellectual property and other for the year ended December 31, 2020 included $16.2 million of grants received by BioReference under the CARES Act and a $3 million milestone payment triggered by the first marketing approval of Rayaldee in Europe. For the year ended December 31, 2018, revenue from the transfer of intellectual property included $60.0 million related to the Pfizer Transaction and $2.0 million related to a milestone payment from our licensee, Vifor Fresenius Medical Care Renal Pharma Ltd (“VFMCRP”). Refer to Note 16.

Contract liabilities relate to cash consideration that OPKO receives in advance of satisfying the related performance obligations. Changes in the contractual liabilities balance for the years ended December 31, 2020 are as follows:

(In thousands)
Balance at December 31, 2019	$21,767
Balance at December 31, 2020	16,378
Revenue recognized in the period from:
Amounts included in contracts liability at the beginning of the period	19,048
The contract liability balance at December 31, 2020 related primarily to accelerated payments received as part of the CARES Act.
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
While we have receivables due from federal and state governmental agencies, we do not believe that such receivables represent a credit risk since the related healthcare programs are funded by federal and state governments, and payment is primarily dependent upon submitting appropriate documentation. At December 31, 2020 and 2019, receivable balances (net of explicit and implicit price concessions) from Medicare and Medicaid were 6% and 6%, respectively, of our consolidated Accounts receivable, net. At December 31, 2020, receivable balances (net of explicit and implicit price concessions) due directly from states, cities and other municipalities, specifically related to our real-time reverse-transcription polymerase chain reaction (real-time RT-PCR) assay to detect COVID-19, were 6.3% of our consolidated accounts receivable, net.
The portion of our accounts receivable due from individual patients comprises the largest portion of credit risk. At December 31, 2020 and 2019, receivables due from patients represented approximately 0.7% and 2.5%, respectively, of our consolidated Accounts receivable, net.
We assess the collectability of accounts receivable balances by considering factors such as historical collection experience, customer credit worthiness, the age of accounts receivable balances, regulatory changes and current economic conditions and trends that may affect a customer’s ability to pay. Actual results could differ from those estimates. The allowance for credit losses was $2.1 million and $1.9 million at December 31, 2020 and 2019, respectively. The credit loss expense for the years ended December 31, 2020 and 2019 was $0.2 million and $0.5 million, respectively.
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
Effective January 1, 2018, the Tax Act provides for a new global intangible low-taxed income (“GILTI”) provision. Under the GILTI provision, certain foreign subsidiary earnings in excess of an allowable return on the foreign subsidiary’s tangible assets are included in U.S. taxable income. The Company currently estimates GILTI will be immaterial for the years ended December 31, 2020, 2019 and 2018, although interpretive guidance continues to be issued and future guidance may impact this analysis. The Company has not recorded any deferred taxes for future GILTI inclusions as any future inclusions are expected to be offset by net operating loss carryforwards in the U.S.
Equity-based compensation. We measure the cost of services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is recognized in the Consolidated Statements of Operations over the period during which an employee is required to provide service in exchange for the award. We record excess tax benefits, realized from the exercise of stock options, as cash flows from operations. We estimate the grant-date fair value of our stock option grants using a valuation model known as the Black-Scholes-Merton formula or the “Black-Scholes Model.” The Black-Scholes Model requires the use of several variables to estimate the grant-date fair value of stock options including expected term, expected volatility, expected dividends and risk-free interest rate. We perform analyses to calculate and select the appropriate variable assumptions used in the Black-Scholes Model. The selection of assumptions is subject to significant judgment and future changes to our assumptions and estimates which may have a material impact on our Consolidated Financial Statements.
Inventories. Inventories are valued at the lower of cost and net realizable value. Cost is determined by the first-in, first-out method. We consider such factors as the amount of inventory on hand, estimated time required to sell such inventories, remaining shelf-life, and current market conditions to determine whether inventories are stated at the lower of cost and net realizable value. Inventories at our diagnostics segment consist primarily of purchased laboratory supplies, which is used in our testing laboratories. Inventory obsolescence for the years ended December 31, 2020 and 2019 was $4.4 million and $2.3 million, respectively.
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
In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” which amends the impairment model by requiring entities to use a forward-looking approach based on expected losses rather than incurred losses to estimate credit losses on certain types of financial instruments, including trade receivables. This may result in the earlier recognition of allowances for losses. The ASU is effective for public entities for fiscal years beginning after December 15, 2019, with early adoption permitted. The adoption of ASU 2016-13 on January 1, 2020, did not have a significant impact on our Consolidated Financial Statements.
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

Our derivative activities, which consist of foreign exchange forward contracts, are initiated to economically hedge forecasted cash flows that are exposed to foreign currency risk. The foreign exchange forward contracts generally require us to exchange local currencies for foreign currencies based on pre-established exchange rates at the contracts’ respective maturity dates. As exchange rates change, gains and losses on these contracts are generated based on the change in the exchange rates that are recognized in the Consolidated Statements of Operations and offset the impact of the change in exchange rates on the foreign currency cash flows that are hedged. If the counterparties to the exchange contracts do not fulfill their obligations to deliver the contracted currencies, we could be at risk for currency related fluctuations. Our foreign exchange forward contracts primarily hedge exchange rates on the Chilean Peso to the U.S. dollar. If Chilean Pesos were to strengthen or weaken in relation to the U.S. dollar, our loss or gain on hedged foreign currency cash-flows would be offset by the derivative contracts, with a net effect of zero.
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
At December 31, 2020, we had cash and cash equivalents of $72.2 million. The weighted average interest rate related to our cash and cash equivalents for the year ended December 31, 2020 was less than 1%. As of December 31, 2020, the principal outstanding balance under BioReference’s Credit Agreement with JPMorgan Chase Bank, N.A. and our Chilean and Spanish credit lines was $23.0 million in the aggregate at a weighted average interest rate of approximately 4.9%.
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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of OPKO Health, Inc. and subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of OPKO Health, Inc. and subsidiaries (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income (loss), shareholders' equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and financial statement schedule included at Item 15(a)(1) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 18, 2021 expressed an unqualified opinion thereon.

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

Valuation of Goodwill for Rayaldee
Description of the Matter
At December 31, 2020, the Company’s goodwill was $680.6 million, and goodwill assigned to the Rayaldee reporting unit was $93.4 million. As discussed in Note 2 to the consolidated financial statements, goodwill is tested at least annually for impairment or when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. To determine the estimated fair value of the Rayaldee reporting unit, management considers both market and income valuation approaches.

Auditing management’s annual impairment test of goodwill included in the Rayaldee reporting unit was complex and highly judgmental due to the significant assumptions used in the determination of guideline companies, market transactions and market multiples, as well as the discount rate and revenue growth rates used to estimate future cash flows, which are affected by expectations about future market or economic conditions.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s annual goodwill impairment review process, including controls over management’s review of the significant assumptions in the Rayaldee analysis described above.

To test the estimated fair value of the Rayaldee reporting unit, we performed audit procedures that included, among others, assessing methodologies and testing the significant assumptions discussed above and the underlying data used by the Company in its analysis. We compared the significant assumptions used by management to current industry and economic trends, changes to the Company’s business model and other relevant factors. We involved valuation specialists to assist with assessing the methodologies and evaluating certain significant assumptions, such as the determination of guideline companies, market transactions, market multiples and the discount rate. We assessed the historical accuracy of management’s projected financial information and performed sensitivity analyses on significant assumptions to evaluate the changes in the fair value that would result from changes in the assumptions.

Variable Consideration in Determining Revenue from Services
Description of the Matter
For the year ended December 31, 2020, the Company recorded revenue from services of $1,262.2 million. As discussed in Note 15 to the consolidated financial statements, revenue from services includes amounts due under third-party and government payer programs, net of estimates for explicit and implicit price concessions and other elements of variable consideration. The Company estimates variable consideration by evaluating, among other factors, recent collections experience as well as changes in reimbursement regulations, claims processing and coverage determinations.

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
February 18, 2021

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of OPKO Health, Inc. and subsidiaries

Opinion on Internal Control over Financial Reporting

We have audited OPKO Health, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, OPKO Health, Inc, and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2020 consolidated financial statements of the Company and our report dated February 18, 2021 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Miami, Florida
February 18, 2021

OPKO Health, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	December 31,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$72,211	$85,452
Accounts receivable, net	286,314	134,617
Inventory, net	132,341	53,434
Other current assets and prepaid expenses	32,313	50,542
Total current assets	523,179	324,045
Property, plant and equipment, net	140,554	127,111
Intangible assets, net	475,002	528,962
In-process research and development	590,200	590,200
Goodwill	680,602	671,940
Investments	15,731	20,746
Operating lease right-of-use assets	37,735	39,380
Other assets	10,060	6,888
Total assets	$2,473,063	$2,309,272
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$100,883	$62,537
Accrued expenses	240,869	164,925
Current maturities of operating leases	9,028	12,038
Current portion of lines of credit and notes payable	24,703	9,619
Total current liabilities	375,483	249,119
Operating lease liabilities	29,760	27,665
Convertible notes	221,989	211,208
Deferred tax liabilities	137,208	118,717
Other long-term liabilities, principally contract liabilities, contingent consideration and lines of credit	37,072	87,804
Total long-term liabilities	426,029	445,394
Total liabilities	801,512	694,513
Equity:
Common Stock - $0.01 par value, 1,000,000,000 shares authorized at December 31, 2020 and 2019, respectively; 670,585,576 and 670,378,701 shares issued at December 31, 2020 and 2019, respectively	6,706	6,704
Treasury Stock, - 549,907 shares at December 31, 2020 and 2019, respectively	(1,791)	(1,791)
Additional paid-in capital	3,152,694	3,142,993
Accumulated other comprehensive loss	(4,225)	(22,070)
Accumulated deficit	(1,481,833)	(1,511,077)
Total shareholders’ equity	1,671,551	1,614,759
Total liabilities and equity	$2,473,063	$2,309,272

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

OPKO Health, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)

	For the years ended December 31,
	2020	2019	2018
Revenues:
Revenue from services	$1,262,242	$716,434	$813,248
Revenue from products	119,952	112,184	107,112
Revenue from transfer of intellectual property and other	53,219	73,317	69,906
Total revenues	1,435,413	901,935	990,266
Costs and expenses:
Cost of service revenue	823,899	511,206	546,654
Cost of product revenue	70,509	61,278	57,982
Selling, general and administrative	355,573	343,305	358,346
Research and development	75,316	117,870	125,586
Contingent consideration	(3,989)	(14,854)	(16,816)
Amortization of intangible assets	56,391	64,783	67,933
Asset impairment charges	—	92,399	21,778
Total costs and expenses	1,377,699	1,175,987	1,161,463
Operating income (loss)	57,714	(274,052)	(171,197)
Other income and (expense), net:
Interest income	152	1,710	1,240
Interest expense	(21,934)	(21,516)	(11,890)
Fair value changes of derivative instruments, net	50	174	3,043
Other income (expense), net	12,701	(11,281)	1,535
Other income and (expense), net	(9,031)	(30,913)	(6,072)
Income (loss) before income taxes and investment losses	48,683	(304,965)	(177,269)
Income tax benefit (provision)	(17,617)	(7,060)	38,726
Net income (loss) before investment losses	31,066	(312,025)	(138,543)
Loss from investments in investees	(480)	(2,900)	(14,497)
Net income (loss)	$30,586	$(314,925)	$(153,040)
Income (loss) per share basic and diluted:
Income (loss) per share	$0.05	$(0.53)	$(0.27)
Weighted average number of common shares outstanding, basic and diluted	640,655,290	595,454,394	563,143,663

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

OPKO Health, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	For the years ended December 31,
	2020	2019	2018
Net income (loss)	$30,586	$(314,925)	$(153,040)
Other comprehensive income (loss), net of tax:
Change in foreign currency translation and other comprehensive income (loss)	17,845	(1,939)	(14,727)
Investments:
Reclassification adjustments due to adoption of ASU 2016-01	—	—	(4,876)
Comprehensive income (loss)	$48,431	$(316,864)	$(172,643)

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

OPKO Health, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF EQUITY
(In thousands, except share and per share data)
For the years ended December 31, 2020, 2019, 2018

	Common Stock		Treasury		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Shares	Dollars	Shares	Dollars
Balance at December 31, 2017	560,023,745	$5,600	(549,907)	$(1,791)	$2,889,256	$(528)	$(1,048,914)	$1,843,623
Equity-based compensation expense	—	—	—	—	21,761	—	—	21,761
Exercise of Common Stock options and warrants	353,677	4	—	—	1,170	—	—	1,174
Adoption of ASU 2016-01	—	—	—	—	—	(4,876)	4,876	—
Private placement	26,504,298	265	—	—	92,235	—	—	92,500
Net loss	—	—	—	—	—	—	(153,040)	(153,040)
Other comprehensive loss	—	—	—	—	—	(14,727)	—	(14,727)
Balance at December 31, 2018	586,881,720	$5,869	(549,907)	$(1,791)	$3,004,422	$(20,131)	$(1,197,078)	$1,791,291

	Common Stock		Treasury		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Shares	Dollars	Shares	Dollars
Balance at December 31, 2018	586,881,720	$5,869	(549,907)	$(1,791)	$3,004,422	$(20,131)	$(1,197,078)	$1,791,291
Equity-based compensation expense	—	—	—	—	13,421	—	—	13,421
Exercise of Common Stock options and warrants	19,232	—	—	—	(3)	—	—	(3)
Adoption of ASU 2018-07	—	—	—	—	(926)	—	926	—
2025 convertible notes including share lending agreement	29,250,000	293	—	—	50,559	—	—	50,852
Sale of common stock	54,227,749	542	—	—	75,520	—	—	76,062
Net loss	—	—	—	—	—	—	(314,925)	(314,925)
Other comprehensive loss	—	—	—	—	—	(1,939)	—	(1,939)
Balance at December 31, 2019	670,378,701	$6,704	(549,907)	$(1,791)	$3,142,993	$(22,070)	$(1,511,077)	$1,614,759

	Common Stock		Treasury		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Shares	Dollars	Shares	Dollars
Balance at December 31, 2019	670,378,701	$6,704	(549,907)	$(1,791)	$3,142,993	$(22,070)	$(1,511,077)	$1,614,759
Equity-based compensation expense	—	—	—	—	8,947	—	—	8,947
Exercise of Common Stock options and warrants	206,875	2	—	—	754	—	—	756
Adoption of ASC 326	—	—	—	—	—	—	(1,342)	(1,342)
Net income	—	—	—	—	—	—	30,586	30,586
Other comprehensive loss	—	—	—	—	—	17,845	—	17,845
Balance at December 31, 2020	670,585,576	$6,706	(549,907)	$(1,791)	$3,152,694	$(4,225)	$(1,481,833)	$1,671,551
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

OPKO Health, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the years ended December 31,
	2020	2019	2018
Cash flows from operating activities:
Net income (loss)	$30,586	$(314,925)	$(153,040)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	85,362	93,807	97,344
Non-cash interest	9,994	8,731	4,903
Amortization of deferred financing costs	847	995	187
Losses from investments in investees	480	2,900	14,497
Equity-based compensation – employees and non-employees	8,947	13,421	21,761
Asset impairment charges	—	92,399	21,778
Realized loss (gain) on disposal of fixed assets and sales of equity securities and other	(10,681)	739	46
Change in fair value of equity securities and derivative instruments and other	(101)	8,748	(6,524)
Change in fair value of contingent consideration	(3,989)	(14,854)	(16,816)
Deferred income tax provision (benefit)	15,640	4,324	(35,133)
Changes in assets and liabilities, net of the effects of acquisitions:
Accounts receivable, net	(150,437)	7,376	20,397
Inventory, net	(77,642)	(12,133)	4,590
Other current assets and prepaid expenses	20,504	(11,486)	2,276
Other assets	(447)	409	(69)
Accounts payable	37,159	15,636	(26,083)
Foreign currency measurement	(3,185)	(71)	294
Contract liabilities	(5,389)	(69,302)	(61,264)
Accrued expenses and other liabilities	81,828	764	1,715
Net cash provided by (used in) operating activities	39,476	(172,522)	(109,141)
Cash flows from investing activities:
Investments in investees	—	(1,200)	(1,000)
Proceeds from sale of investments	15,110	—	1,516
Proceeds from the sale of property, plant and equipment	245	671	1,223
Capital expenditures	(33,682)	(12,741)	(27,858)
Net cash used in investing activities	(18,327)	(13,270)	(26,119)
Cash flows from financing activities:
Issuance of common stock	—	76,062	92,500
Issuance of 2023 Convertible Notes, including to related parties	—	200,293	55,000
Debt issuance costs	—	(7,762)	—
Proceeds from the exercise of Common Stock options and warrants	756	(3)	1,174
Borrowings on lines of credit	1,107,866	294,780	26,917
Repayments of lines of credit	(1,143,698)	(359,322)	(34,681)
Redemption of 2033 Senior Notes	—	(28,800)	—
Net cash (used in) provided by financing activities	(35,076)	175,248	140,910
Effect of exchange rate changes on cash and cash equivalents	686	(477)	(676)
Net increase (decrease) in cash and cash equivalents	(13,241)	(11,021)	4,974
Cash and cash equivalents at beginning of period	85,452	96,473	91,499
Cash and cash equivalents at end of period	$72,211	$85,452	$96,473
SUPPLEMENTAL INFORMATION:
Interest paid	$10,908	$11,873	$2,076
Income taxes paid, net of refunds	$(903)	$2,667	$(1,410)
Operating lease right-of-use assets due to adoption of ASU No. 2016-02	$—	$39,380	$—
Operating lease liabilities due to adoption of ASU No. 2016-02	$—	$39,703	$—
Non-cash financing:
Shares issued upon the conversion of:
Common Stock options and warrants, surrendered in net exercise	$—	$20	$806

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

OPKO Health, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1 Business and Organization
We are a diversified healthcare company that seeks to establish industry-leading positions in large and rapidly growing medical markets. Our diagnostics business includes BioReference Laboratories, Inc. (“BioReference”), one of the nation’s largest full service laboratories with a core genetic testing business and an almost 300-person sales and marketing team focused on driving growth and leveraging new products, including the 4Kscore test. Our pharmaceutical business features Rayaldee, an FDA-approved treatment for secondary hyperparathyroidism (“SHPT”) in adults with stage 3 or 4 chronic kidney disease (“CKD”) and vitamin D insufficiency (launched in November 2016) and a pipeline of products in various stages of development. Our leading product in development is Somatrogon (hGH-CTP), a once-weekly human growth hormone for which we have partnered with Pfizer Inc. (“Pfizer”) and successfully completed a phase 3 study in August 2019, and for which the FDA has accepted the initial BLA for filing and we have submitted a New Drug Application (an “NDA”) with the Ministry of Health, Labour and Welfare in Japan. We are incorporated in Delaware, and our principal executive offices are located in leased offices in Miami, Florida.
Through BioReference, we provide laboratory testing services, primarily to customers in the larger metropolitan areas in New York, New Jersey, Florida, Texas, Maryland, California, Pennsylvania, Delaware, Washington, DC, Illinois and Massachusetts, as well as to customers in a number of other states. We offer a comprehensive test menu of clinical diagnostics for blood, urine and tissue analysis. This includes hematology, clinical chemistry, immunoassay, infectious diseases, serology, hormones, and toxicology assays, as well as Pap smear, anatomic pathology (biopsies) and other types of tissue analysis. We market our laboratory testing services directly to physicians, geneticists, hospitals, clinics, correctional and other health facilities.
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
We have put preparedness plans in place at our facilities to maintain continuity of operations, while also taking steps to keep our employees and customers healthy and safe. In line with recommendations to reduce large gatherings and increase social distancing, we have, where practical, transitioned many office-based employees to a remote work environment.
Revenue from services for the year ended December 31, 2020 increased by $545.8 million as compared to 2019 due to COVID-19 testing volumes; however we are unable to predict how long the demand will continue for our COVID-19 related testing, or whether pricing and reimbursement policies for testing will sustain, and accordingly, the sustainability of our COVID-19 testing volumes is uncertain. Additionally, beginning in March 2020, BioReference experienced, and continues to experience, a decline in routine clinical and genomics testing volumes due to the COVID-19 pandemic. Excluding COVID-19 test volumes, for the year ended December 31, 2020, volumes in our diagnostics segment declined 17% as compared to volumes for the year ended December 31, 2019. Additionally, sales of Rayaldee have not increased in accordance with its expected growth trajectory as a result of challenges in onboarding new patients due to the COVID-19 pandemic. Federal, state and local governmental policies and initiatives designed to reduce the transmission of COVID-19 have resulted in, among other things, a significant reduction in physician office visits, the cancellation of elective medical procedures, customers closing or severely curtailing their operations (voluntarily or in response to government orders), and the adoption of work-from-home or shelter-in-place policies. As stay at home orders and other restrictions have been lifted, we have seen our routine clinical and genomic testing volumes trending towards normalization with prior periods; however should stay at home orders or other restrictions be reenacted, we could see our routine testing levels decline. We also continue to see a substantial need for COVID-19 testing by our existing clients and expect new clients as infection rates for the virus continue to increase across the country.
In March 2020, in response to the COVID-19 pandemic, the Coronavirus Aid, Relief, and Economic Security (CARES) Act was signed into law. The CARES Act provides numerous tax provisions and other stimulus measures, including temporary changes regarding the prior and future utilization of net operating losses, temporary changes to the prior and future limitations on interest deductions, temporary suspension of certain payment requirements for the employer portion of Social Security taxes, technical corrections from prior tax legislation for tax depreciation of certain qualified improvement property, and the creation of certain payroll tax credits associated with the retention of employees.
We have received, or expect to receive a number of benefits under the CARES Act including, but not limited to:
•During the year ended December 31, 2020, we received approximately $14 million under The Centers for Medicare & Medicaid Services (CMS) Accelerated and Advance Payment Program, which provides accelerated payments to Medicare providers/suppliers working to provide treatment to patients and combat the COVID-19 pandemic, and such amounts advanced to us are loans which will be offset against future claims and must be repaid in 2021;
•We are eligible to defer depositing the employer’s share of Social Security taxes for payments due from March 27, 2020 through December 31, 2020, interest-free and penalty-free;
•We received approximately $16.2 million during the year ended December 31, 2020 from the funds that were distributed to healthcare providers for related expenses or lost revenues that are attributable to the COVID-19 pandemic;
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
In October 2020, the U.S. Department of Health & Human Services issued new reporting requirements for the CARES Act funding. Due to these new reporting requirements and various interpretations, there is a reasonable possibility that amounts recorded under CARES Act funding will change in future periods.
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
Inventories. Inventories are valued at the lower of cost and net realizable value. Cost is determined by the first-in, first-out method. We consider such factors as the amount of inventory on hand, estimated time required to sell such inventories, remaining shelf-life, and current market conditions to determine whether inventories are stated at the lower of cost and net realizable value. Inventories at our diagnostics segment consist primarily of purchased laboratory supplies, which is used in our testing laboratories. Inventory obsolescence expense for the years ended December 31, 2020 and 2019 was $4.4 million and $2.3 million, respectively.
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
Goodwill and intangible assets. Goodwill represents the difference between the purchase price and the estimated fair value of the net assets acquired accounted for by the acquisition method of accounting. Refer to Note 6. Goodwill, in-process research and development (“IPR&D”) and other intangible assets acquired in business combinations, licensing and other transactions at December 31, 2020 and 2019, was $1.7 billion and $1.8 billion, respectively.
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
Goodwill was $680.6 million and $671.9 million, respectively, at December 31, 2020 and 2019. Estimating the fair value of a reporting unit for goodwill impairment is highly sensitive to changes in projections and assumptions and changes in assumptions could potentially lead to impairment. We perform sensitivity analyses around our assumptions in order to assess the reasonableness of the assumptions and the results of our testing. Ultimately, potential changes in these assumptions may impact the estimated fair value of a reporting unit and result in an impairment if the fair value of such reporting unit is less than its carrying value.
Net intangible assets other than goodwill were $1.1 billion, including IPR&D of $590.2 million, at both December 31, 2020 and 2019. Intangible assets are highly vulnerable to impairment charges, particularly newly acquired assets for recently launched products and IPR&D. Considering the high risk nature of research and development and the industry’s success rate of bringing developmental compounds to market, IPR&D impairment charges may occur in future periods. Estimating the fair value of IPR&D for potential impairment is highly sensitive to changes in projections and assumptions and changes in assumptions could potentially lead to impairment.
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
Impairment charges for the year ended December 31, 2019 were $92.4 million and consisted of a goodwill impairment charge of $26.2 million to write the carrying amount of the OPKO Diagnostics, CURNA and Transition Therapeutics reporting units down to their estimated fair value, an impairment charge of $44.8 million to write our IPR&D assets for OPK88003 and CURNA’s platform technology for oligonucleotide therapeutics down to their estimated fair value, and an impairment charge of $20.7 million to write our intangible asset for the Claros Analyzer down to its estimated fair value as a result of our testing. These impairment charges for the year ended December 31, 2019, resulted from liquidity constraints, longer than expected development timelines and changes in the competitive landscape, which resulted in changes to our estimates and assumptions of the expected future cash flows of the reporting units focused on the development of the Claros Analyzer, OPK88003 and CURNA’s platform technology.
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

We amortize intangible assets with definite lives on a straight-line basis over their estimated useful lives, ranging from 3 to 20 years. We use the straight-line method of amortization as there is no reliably determinable pattern in which the economic benefits of our intangible assets are consumed or otherwise used up. Amortization expense was $56.4 million, $64.8 million and $67.9 million for the years ended December 31, 2020, 2019 and 2018, respectively. Amortization expense from operations for our intangible assets is expected to be $50.6 million, $50.3 million, $47.5 million, $44.4 million and $42.9 million for the years ended December 31, 2021, 2022, 2023, 2024 and 2025, respectively.
Fair value measurements. The carrying amounts of our cash and cash equivalents, accounts receivable, accounts payable and short-term debt approximate their fair value due to the short-term maturities of these instruments. Investments that are considered equity securities as of December 31, 2020 and 2019 are predominately carried at fair value. Our debt under the credit agreement with JPMorgan Chase Bank, N.A. approximates fair value due to the variable rate of interest applicable to such debt.
In evaluating the fair value information, considerable judgment is required to interpret the market data used to develop the estimates. The use of different market assumptions and/or different valuation techniques may have a material effect on the estimated fair value amounts. Accordingly, the estimates of fair value presented herein may not be indicative of the amounts that could be realized in a current market exchange. Refer to Note 19.
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
Derivative financial instruments. We record derivative financial instruments on our Consolidated Balance Sheet at their fair value and recognize the changes in the fair value in our Consolidated Statement of Operations when they occur, the only exception being derivatives that qualify as hedges. For the derivative instrument to qualify as a hedge, we are required to meet strict hedge effectiveness and contemporaneous documentation requirements at the initiation of the hedge and assess the hedge effectiveness on an ongoing basis over the life of the hedge. At December 31, 2020 and 2019, our foreign currency forward contracts held to economically hedge inventory purchases did not meet the documentation requirements to be designated as hedges. Accordingly, we recognize all changes in the fair values of our derivatives instruments, net, in our Consolidated Statement of Operations. Refer to Note 20.
Property, plant and equipment. Property, plant and equipment are recorded at cost or fair value if acquired in a business combination. Depreciation is provided using the straight-line method over the estimated useful lives of the assets and includes amortization expense for assets capitalized under finance leases. The estimated useful lives by asset class are as follows: software - 3 years, machinery, medical and other equipment - 5-8 years, furniture and fixtures - 5-12 years, leasehold improvements - the lesser of their useful life or the lease term, buildings and improvements - 10-40 years, and automobiles - 3-5 years. Expenditures for repairs and maintenance are charged to expense as incurred. Depreciation expense was $29.0 million, $29.0 million and $29.4 million for the years ended December 31, 2020, 2019 and 2018, respectively. Assets held under finance leases are included within Property, plant and equipment, net in our Consolidated Balance Sheets and are amortized over the shorter of their useful lives or the expected term of their related leases.
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
Effective January 1, 2018, the Tax Act provides for a new GILTI provision. Under the GILTI provision, certain foreign subsidiary earnings in excess of an allowable return on the foreign subsidiary’s tangible assets are included in U.S. taxable income. The Company currently estimates GILTI will be immaterial for the years ended December 31, 2020, 2019 and 2018, although interpretive guidance continues to be issued and future guidance may impact this analysis. The Company has not recorded any deferred taxes for future GILTI inclusions as any future inclusions are expected to be treated as a period expense and offset by net operating loss carryforwards in the U.S.
We operate in various countries and tax jurisdictions globally. For the year ended December 31, 2020, the tax rate differed from the U.S. federal statutory rate of 21% primarily due to the valuation allowance against certain U.S. and non-U.S. deferred tax assets, the relative mix in earnings and losses in the U.S. versus foreign tax jurisdictions, and the impact of certain discrete tax events and operating results in tax jurisdictions that do not result in a tax benefit.
Included in Other long-term liabilities is an accrual of $2.9 million related to uncertain tax positions involving income recognition. We recognize that local tax law is inherently complex and the local taxing authorities may not agree with certain tax positions taken. In connection with an examination of a 2014 and 2015 tax return in a foreign jurisdiction, the taxing authority has issued an initial income tax assessment of approximately $66 million (including interest). We are protesting this assessment as we believe that it is without technical merit. We expect to exhaust all administrative and judicial remedies necessary to resolve the matter, which could be a lengthy process. There can be no assurance that this matter will be resolved in our favor, and an adverse outcome, or any future tax examinations involving similar assertions, could have a material effect on our financial condition, results of operations and cash flows.
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
We apply the five-step model to contracts when it is probable that we will collect the consideration we are entitled to in exchange for the goods or services we transfer to the customer. At contract inception, once the contract is determined to be within the scope of Topic 606, we review the contract to determine which performance obligations we must deliver and which of these performance obligations are distinct. We recognize as revenue the amount of the transaction price that is allocated to the respective performance obligation when the performance obligation is satisfied or as it is satisfied. For a complete discussion of accounting for Revenues from services, Revenues from products and Revenue from transfer of intellectual property and other, refer to Note 15.
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
While we have receivables due from federal and state governmental agencies, we do not believe that such receivables represent a credit risk since the related healthcare programs are funded by federal and state governments, and payment is primarily dependent upon submitting appropriate documentation. At December 31, 2020 and 2019, receivable balances (net of explicit and implicit price concessions) from Medicare and Medicaid were 6% and 6%, respectively, of our consolidated Accounts receivable, net. At December 31, 2020, receivable balances (net of explicit and implicit price concessions) due directly from states, cities and other municipalities, specifically related to our real-time reverse-transcription polymerase chain reaction (real-time RT-PCR) assay to detect COVID-19, were 6.3% of our consolidated accounts receivable, net.

The portion of our accounts receivable due from individual patients comprises the largest portion of credit risk. At December 31, 2020 and 2019, receivables due from patients represent approximately 0.7% and 2.5%, respectively, of our consolidated Accounts receivable, net.
We assess the collectability of accounts receivable balances by considering factors such as historical collection experience, customer credit worthiness, the age of accounts receivable balances, regulatory changes and current economic conditions and trends that may affect a customer’s ability to pay. Actual results could differ from those estimates. The allowance for credit losses was $2.1 million and $1.9 million at December 31, 2020 and 2019, respectively. The credit loss expense for the years ended December 31, 2020 and 2019 was $0.2 million and $0.5 million, respectively.
Equity-based compensation. We measure the cost of services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is recognized in the Consolidated Statement of Operations over the period during which an employee is required to provide service in exchange for the award. We record excess tax benefits realized from the exercise of stock options as cash flows from operations. During the years ended December 31, 2020, 2019 and 2018, we recorded $8.9 million, $13.4 million and $21.8 million, respectively, of equity-based compensation expense.
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
Segment reporting. Our chief operating decision-maker (“CODM”) is Phillip Frost, M.D., our Chairman and Chief Executive Officer. Our CODM reviews our operating results and operating plans and makes resource allocation decisions on a Company-wide or aggregate basis. We manage our operations in two reportable segments, pharmaceutical and diagnostics. The pharmaceutical segment consists of our pharmaceutical operations in Chile, Mexico, Ireland, Israel and Spain, Rayaldee product sales and our pharmaceutical research and development. The diagnostics segment primarily consists of clinical laboratory operations through BioReference and point-of-care operations. There are no significant inter-segment sales. We evaluate the performance of each segment based on operating profit or loss. There is no inter-segment allocation of interest expense or income taxes. Refer to Note 18.
Shipping and handling costs. We do not charge customers for shipping and handling costs. Shipping and handling costs are classified as Cost of revenues in the Consolidated Statement of Operations.
Foreign currency translation. The financial statements of certain of our foreign operations are measured using the local currency as the functional currency. The local currency assets and liabilities are generally translated at the rate of exchange to the U.S. dollar on the balance sheet date and the local currency revenues and expenses are translated at average rates of exchange to the U.S. dollar during the reporting periods. Foreign currency transaction gains (losses) have been reflected as a component of Other income (expense), net within the Consolidated Statement of Operations and foreign currency translation gains (losses) have been included as a component of the Consolidated Statement of Comprehensive Income (Loss). During the years ended December 31, 2020, 2019 and 2018, we recorded $1.6 million, $0.4 million and $1.9 million, respectively of transaction gains (losses).
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
In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” which amends the impairment model by requiring entities to use a forward-looking approach based on expected losses rather than incurred losses to estimate credit losses on certain types of financial instruments, including trade receivables. This may result in the earlier recognition of allowances for losses. The ASU is effective for public entities for fiscal years beginning after December 15, 2019, with early adoption permitted. The adoption of ASU 2016-13 on January 1, 2020, did not have a significant impact on our Consolidated Financial Statements.
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
Note 4 Income (loss) Per Share
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
A total of 70,029,480, 67,765,380 and 16,568,520 potential shares of Common Stock have been excluded from the calculation of diluted net income (loss) per share for the years ended December 31, 2020, 2019 and 2018, respectively, because their inclusion would be antidilutive. A full presentation of diluted earnings per share has not been provided because the required adjustments to the numerator and denominator resulted in diluted earnings per share equivalent to basic earnings per share.
During the year ended December 31, 2020, an aggregate of 206,875 options and warrants to purchase shares of our Common Stock were exercised, resulting in the issuance of 206,875 shares of Common Stock. Of the 206,875 Common Stock options and Common Stock warrants exercised, 0 shares of Common Stock were surrendered in lieu of a cash payment via the net exercise feature of the applicable option and warrant agreements.
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

Note 5 Investments
Investments
The following table reflects the accounting method, carrying value and underlying equity in net assets of our unconsolidated investments as of December 31, 2020 and 2019:

(in thousands)	As of December 31, 2020		As of December 31, 2019
Investment type	Investment Carrying Value	Underlying Equity in Net Assets	Investment Carrying Value	Underlying Equity in Net Assets
Equity method investments	$426	$2,252	$826	$9,931
Variable interest entity, equity method	1,060	9	894	—
Equity securities	14,136		18,870
Equity securities with no readily determinable fair value	35		36
Warrants and options	74		120
Total carrying value of investments	$15,731		$20,746
Equity method investments
Our equity method investments consist of investments in Pharmsynthez (ownership 9%), Cocrystal Pharma, Inc. (“COCP”) (4%), Non-Invasive Monitoring Systems, Inc. (“NIMS”) (1%), Neovasc Inc. (“Neovasc”) (1%), InCellDx, Inc. (“InCellDx”) (29%), BioCardia, Inc. (“BioCardia”) (2%), and Xenetic Biosciences, Inc. (“Xenetic”) (3%). The aggregate total assets, liabilities, and net losses of our equity method investees as of and for the year ended December 31, 2020 were $90.9 million, $28.4 million, and $75.4 million, respectively. The aggregate total assets, liabilities, and net losses of our equity method investees as of and for the year ended December 31, 2019 was $191.5 million, $58.4 million, and $62.9 million, respectively. We have determined that we and/or our related parties can significantly influence the control of our equity method investments through our board representation and/or voting power. Accordingly, we account for our investment in these entities under the equity method and record our proportionate share of their respective losses in Loss from investments in investees in our Consolidated Statement of Operations. Included in Loss from investments in investees for the year ended December 31, 2018 is a charge of $2.9 million to write our investment in InCellDx, Inc. down to its fair value as of December 31, 2018. The aggregate value of our equity method investments based on the quoted market price of their respective shares of common stock and the number of shares held by us as of December 31, 2020 and 2019 was $7.5 million and 6.0 million, respectively.
Investments in Equity securities
Our equity securities consist of investments in Phio Pharmaceuticals (“Phio”) (0.01%), VBI Vaccines Inc. (“VBI”) (1%), ChromaDex Corporation (0.1%), MabVax Therapeutics Holdings, Inc. (“MabVax”) (1%), and Eloxx Pharmaceuticals, Inc. (“Eloxx”) (3%). We have determined that our ownership, along with that of our related parties, does not provide us with significant influence over the operations of these investments. Accordingly, we account for our investment in these entities as equity securities, and we record changes in the fair value of these investments in Other income (expense) each reporting period when they have readily determinable fair value. Equity securities without a readily determinable fair value are adjusted to fair value when there is an observable price change. Net gains and losses on our equity securities for the year ended December 31, 2020, 2019 and 2018 are as follows:

	For the year ended December 31
(in thousands)	2020	2019	2018
Equity Securities:
Net gains and losses recognized during the period on equity securities	$10,376	$(7,443)	$2,752
Less: Net gains and losses realized during the period on equity securities	(10,324)	—	113
Unrealized net gains and losses recognized during the period on equity securities still held at the reporting date	$52	$(7,443)	$2,865
Sales of investments
Gains (losses) included in earnings from sales of our investments are recorded in Other income (expense), net in our Consolidated Statement of Operations. The cost of securities sold is based on the specific identification method.

Warrants and options
In addition to our equity method investments and equity securities, we hold options to purchase 47 thousand additional shares of BioCardia, all of which were vested as of December 31, 2020, and 33 thousand, 0.7 million, 40 thousand and 404 warrants to purchase additional shares of COCP, InCellDx, Inc., Xenetic and Phio, respectively. We recorded the changes in the fair value of the options and warrants in Fair value changes of derivative instruments, net in our Consolidated Statement of Operations. We also recorded the fair value of the options and warrants in Investments, net in our Consolidated Balance Sheet. See further discussion of the Company’s options and warrants in Note 19 and Note 20.
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
Our initial capital investment in Detect Genomix was $245,000 for which we received a 49% ownership interest in Detect Genomix. We are required to make additional capital contributions to Detect Genomix in accordance with our percentage interests if Detect Genomix is unable to generate positive cash flow from operations or is unable to obtain alternative financing. We have not made any other investments in or loans to Detect Genomix through December 31, 2020.
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
We own 1,260,000 shares of Zebra Series A-2 Preferred Stock and 900,000 shares of Zebra restricted common stock (ownership 29% at December 31, 2020 and 2019). Zebra is a privately held biotechnology company focused on the discovery and development of biosuperior antibody therapeutics and complex drugs. Dr. Richard Lerner, M.D., a member of our Board of Directors, is a founder of Zebra and, along with Dr. Frost, serves as a member of Zebra’s Board of Directors.
In order to determine the primary beneficiary of Zebra, we evaluated our investment and our related parties’ investment, as well as our investment combined with the related parties’ investment to identify if we had the power to direct the activities that most significantly impact the economic performance of Zebra. Based on the capital structure, governing documents and overall business operations of Zebra, we determined that, while a VIE, we do not have the power to direct the activities that most significantly impact Zebra’s economic performance and have no obligation to fund expected losses. We did determine, however, that we can significantly influence control of Zebra through our board representation and voting power. Therefore, we have the ability to exercise significant influence over Zebra’s operations and account for our investment in Zebra under the equity method.

Note 6 Composition of Certain Financial Statement Captions

	For the years ended December 31,
(In thousands)	2020	2019
Accounts receivable, net
Accounts receivable	$288,369	$136,551
Less: allowance for doubtful accounts	(2,055)	(1,934)
	$286,314	$134,617
Inventories, net
Consumable supplies	$86,779	$23,005
Finished products	36,831	25,142
Work in-process	5,268	3,238
Raw materials	5,784	4,586
Less: inventory reserve	(2,321)	(2,537)
	$132,341	$53,434
Other current assets and prepaid expenses
Taxes recoverable	$13,440	$19,808
Other receivables	2,502	3,262
Prepaid supplies	7,259	8,147
Prepaid insurance	3,803	3,486
Other	5,309	15,839
	$32,313	$50,542
Property, plant and equipment, net:
Machinery, medical and other equipment	$193,152	$165,501
Leasehold improvements	40,742	33,606
Furniture and fixtures	13,547	12,631
Automobiles and aircraft	10,537	10,029
Software	14,726	13,861
Building	21,848	18,462
Land	2,602	2,422
Construction in process	8,169	7,044
Less: accumulated depreciation	(164,769)	(136,445)
	$140,554	$127,111
Intangible assets, net:
Customer relationships	$448,751	$445,408
Technologies	296,623	296,246
Trade names	49,820	49,786
Covenants not to compete	16,334	16,318
Licenses	5,766	5,766
Product registrations	8,025	7,578
Other	6,513	6,094
Less: accumulated amortization	(356,830)	(298,234)
	$475,002	$528,962

	For the years ended December 31,
(In thousands)	2020	2019
Accrued expenses:
Inventory received but not invoiced	$72,160	$13,751
Employee benefits	43,300	33,671
Contract liabilities	15,783	19,196
Commitments and contingencies	15,454	38,635
Clinical trials	7,112	8,122
Professional fees	4,985	1,333
Finance leases short-term	2,453	2,743
Contingent consideration	1,188	2,375
Other	78,434	45,099
	$240,869	$164,925

Other long-term liabilities:
Line of credit	$—	$44,749
Contract liabilities	595	2,571
Contingent consideration	4,507	7,308
Finance leases long-term	2,805	4,046
Mortgages and other debts payable	3,837	3,906
Other	25,328	25,224
	$37,072	$87,804
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
The changes in value of the intangible assets and goodwill during the year ended December 31, 2020 are primarily due to foreign currency fluctuations between the Chilean Peso, the Euro and the Shekel against the U.S. dollar. The changes in value of the intangible assets and goodwill during the year ended December 31, 2019 are primarily due to an impairment charge of $44.8 million to write our IPR&D assets for OPK88003 and CURNA’s platform technology for oligonucleotide therapeutics down to their estimated fair value, a goodwill impairment charge of $26.2 million to write the carrying amount of the OPKO Diagnostics, CURNA and Transition Therapeutics reporting units down to their estimated fair value, and an impairment charge of $20.7 million to write our intangible asset for the Claros Analyzer down to its estimated fair value. The changes in value of the intangible assets during the year ended December 31, 2018 are primarily due to an impairment charge of $10.1 million to write our IPR&D assets for Alpharen and OPK88004 down to their estimated fair value. The changes in value of our intangible assets and goodwill for the years ended December 31, 2019 and 2018 were also affected by foreign currency fluctuations between the Chilean Peso, the Euro and the Shekel against the U.S. dollar.
The following table reflects the changes in the allowance for doubtful accounts, provision for inventory reserve and tax valuation allowance accounts:

(In thousands)	Beginning balance	Charged to expense	Written-off	Ending balance
2020
Allowance for doubtful accounts	$(1,934)	(232)	111	$(2,055)
Inventory reserve	$(2,537)	(4,387)	4,603	$(2,321)
Tax valuation allowance	$(193,256)	(110,070)	—	$(303,326)
2019
Allowance for doubtful accounts	$(1,758)	(469)	293	$(1,934)
Inventory reserve	$(2,956)	(2,349)	2,768	$(2,537)
Tax valuation allowance	$(154,916)	(38,340)	—	$(193,256)
The following table summarizes the changes in Goodwill by reporting unit during the years ended December 31, 2020 and 2019.

	2020					2019
(In thousands)	Gross goodwill at January 1	Cumulative impairment at January 1	Goodwill impairment	Foreign exchange and other	Balance at December 31st	Gross goodwill at January 1	Cumulative impairment at January 1	Goodwill impairment	Foreign exchange and other	Balance at December 31
Pharmaceuticals
CURNA	$4,827	$(4,827)	$—	$—	$—	$4,827	$—	$(4,827)	$—	$—
Rayaldee	85,605	—	—	7,813	93,418	87,314	—	—	(1,709)	85,605
FineTech	11,698	(11,698)	—	—	—	11,698	(11,698)	—	—	—
OPKO Biologics	139,784	—	—	—	139,784	139,784	—	—	—	139,784
OPKO Chile	4,348	—	—	157	4,505	4,614	—	—	(266)	4,348
OPKO Health Europe	7,394	—	—	692	8,086	7,546	—	—	(152)	7,394
OPKO Mexico	100	(100)	—	—	—	100	(100)	—	—	—
Transition Therapeutics	3,421	(3,421)	—	—	—	3,322	—	(3,421)	99	—

Diagnostics
BioReference	434,809	—	—	—	434,809	434,809	—	—	—	434,809
OPKO Diagnostics	17,977	(17,977)	—	—	—	17,977	—	(17,977)	—	—
	$709,963	$(38,023)	$—	$8,662	$680,602	$711,991	$(11,798)	$(26,225)	$(2,028)	$671,940
Note 7 Debt
As of December 31, 2020 and 2019, our debt consists of the following:

	For the years ended December 31,
(In thousands)	2020	2019
2025 Notes	$156,163	$148,140
2023 Convertible Notes	62,776	60,018
2033 Senior Notes	3,050	3,050
JP Morgan Chase	7,057	44,750
Chilean and Spanish lines of credit	15,897	7,327
Current portion of notes payable	1,749	2,292
Long term portion of notes payable	4,513	4,723
Total	$251,205	$270,300

Balance sheet captions
Convertible Notes	$221,989	$211,208
Current portion of lines of credit and notes payable	24,703	9,619
JP Morgan Chase and LT notes payable included in long-term liabilities	4,513	49,473
Total	$251,205	$270,300
On February 25, 2020, we entered into a credit agreement with an affiliate of Dr. Frost, pursuant to which the lender committed to provide us with an unsecured line of credit in the amount of $100 million. Borrowings under the line of credit will bear interest at a rate of 11% per annum and may be repaid and reborrowed at any time. The credit agreement includes various customary remedies for the lender following an event of default, including the acceleration of repayment of outstanding amounts under line of credit. The line of credit matures on February 25, 2025. The line of credit also calls for a commitment fee equal to 0.25% per annum of the unused portion of the line. As of December 31, 2020, no funds were borrowed under the line of credit.
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
In conjunction with the issuance of the 2025 Notes, we agreed to loan up to 30,000,000 shares of our Common Stock to affiliates of the underwriter in order to assist investors in the 2025 Notes to hedge their position. As of December 31, 2020 and 2019, a total of 29,250,000 shares were issued under the share lending arrangement. We will not receive any of the proceeds from the sale of the borrowed shares, but we received a one-time nominal fee of $0.3 million for the newly issued shares. Shares of our Common Stock outstanding under the share lending arrangement are excluded from the calculation of basic and diluted earnings per share. See Note 4.
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
The following table sets forth information related to the 2025 Notes which is included in our Consolidated Balance Sheet as of December 31, 2020:

(In thousands)	2025 Senior Notes	Discount	Debt Issuance Costs	Total
Balance at December 31, 2019	$200,000	$(46,774)	$(5,086)	$148,140
Amortization of debt discount and debt issuance costs	—	7,237	786	8,023
Balance at December 31, 2020	$200,000	$(39,537)	$(4,300)	$156,163
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
In November 2015, BioReference and certain of its subsidiaries entered into a credit agreement, as amended from time to time, with JPMorgan Chase Bank, N.A. (“CB”), as lender and administrative agent, as amended (the “Credit Agreement”). The Credit Agreement provides for a $75.0 million secured revolving credit facility and includes a $20.0 million sub-facility for swingline loans and a $20.0 million sub-facility for the issuance of letters of credit. The Credit Agreement matures on November 5, 2021 and is guaranteed by all of BioReference’s domestic subsidiaries. The Credit Agreement is also secured by substantially all assets of BioReference and its domestic subsidiaries, as well as a non-recourse pledge by us of our equity interest in BioReference. Availability under the Credit Agreement is based on a borrowing base comprised of eligible accounts receivables of BioReference and certain of its subsidiaries, as specified therein. As of December 31, 2020, $57.6 million remained available for borrowing under the Credit Agreement. Principal under the Credit Agreement is due upon maturity on November 5, 2021.
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
As of December 31, 2020 and 2019, $7.1 million and $44.7 million, respectively, was outstanding under the Credit Agreement.
The Credit Agreement contains customary covenants and restrictions, including, without limitation, covenants that require BioReference and its subsidiaries to maintain a minimum fixed charge coverage ratio if availability under the new credit facility falls below a specified amount and to comply with laws and restrictions on the ability of BioReference and its subsidiaries to incur additional indebtedness or to pay dividends and make certain other distributions to the Company, subject to certain exceptions as specified therein. Failure to comply with these covenants would constitute an event of default under the Credit Agreement, notwithstanding the ability of BioReference to meet its debt service obligations. The Credit Agreement also includes various customary remedies for the lenders following an event of default, including the acceleration of repayment of outstanding amounts under the Credit Agreement and execution upon the collateral securing obligations under the Credit Agreement. Substantially all the assets of BioReference and its subsidiaries are restricted from sale, transfer, lease, disposal or distributions to the Company, subject to certain exceptions. As of December 31, 2020, BioReference and its subsidiaries had net assets of approximately $1.0 billion, which included goodwill of $434.8 million and intangible assets of $329.5 million.
In addition to the Credit Agreement with CB, we had line of credit agreements with eleven other financial institutions as of December 31, 2020 and 2019 in the U.S., Chile and Spain. These lines of credit are used primarily as a source of working capital for inventory purchases.
The following table summarizes the amounts outstanding under the BioReference, Chilean and Spanish lines of credit:

(Dollars in thousands)			Balance Outstanding
Lender	Interest rate on borrowings at December 31, 2020	Credit line capacity	December 31, 2020	December 31, 2019
JP Morgan Chase	3.75%	$75,000	$7,057	$44,750
Itau Bank	5.50%	1,810	2,353	472
Bank of Chile	6.60%	3,800	1,494	851
BICE Bank	5.50%	2,500	1,166	1,429
BBVA Bank	5.50%	3,250	—	11
Security Bank	5.50%	262	262	588
Estado Bank	5.50%	3,500	2,127	1,365
Santander Bank	5.50%	4,500	3,025	1,943
Scotiabank	5.00%	1,829	1,829	668
Corpbanca	5.00%	3,641	3,641	—
Banco De Sabadell	1.75%	613	—	—
Banco Bilbao Vizcaya	1.70%	368	—	—
Santander Bank	1.82%	613	—	—
Total		$101,686	$22,954	$52,077
At December 31, 2020 and 2019, the weighted average interest rate on our lines of credit was approximately 4.9% and 4.0%, respectively.
At December 31, 2020 and 2019, we had notes payable and other debt (excluding the 2033 Senior Notes, the 2023 Convertible Notes, the 2025 Notes, the Credit Agreement and amounts outstanding under lines of credit described above) as follows:

(In thousands)	December 31, 2020	December 31, 2019
Current portion of notes payable	$1,749	$2,292
Other long-term liabilities	4,513	4,723
Total	$6,262	$7,015
The notes and other debt mature at various dates ranging from 2021 through 2024 bearing variable interest rates from 0.7% up to 3.8%. The weighted average interest rate on the notes and other debt was 2.9% and 2.7% on December 31, 2020 and 2019. The notes are partially secured by our office space in Barcelona.
Note 8 Shareholders’ Equity
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
Of the authorized Preferred Stock, 4,000,000 shares, 500,000 shares and 2,000,000 shares were designated Series A Preferred Stock, Series C Preferred Stock and Series D Preferred Stock, respectively. As of December 31, 2020 and 2019, there were no shares of Series A Preferred Stock, Series C Preferred Stock or Series D Preferred Stock issued or outstanding.
Note 9 Accumulated Other Comprehensive Income (Loss)
For the year ended December 31, 2020, changes in Accumulated other comprehensive income (loss), net of tax, were as follows:

(In thousands)	Foreign currency translation
Balance at December 31, 2019	$(22,070)
Other comprehensive income	17,845
Balance at December 31, 2020	$(4,225)
For the year ended December 31, 2019, changes in Accumulated other comprehensive income, net of tax, were as follows:

(In thousands)	Foreign currency translation
Balance at December 31, 2018	$(20,131)
Other comprehensive loss	(1,939)
Balance at December 31, 2019	$(22,070)
Note 10 Equity-Based Compensation
We maintain three equity-based incentive compensation plans, the 2016 Equity Incentive Plan, the 2007 Equity Incentive Plan, and the Modigene Inc. 2007 Equity Incentive Plan that provide for grants of stock options and restricted stock to our directors, officers, key employees and certain outside consultants. Equity awards granted under our 2016 Equity Incentive Plan are exercisable for a period of up to 10 years from the date of grant. Equity awards granted under our 2007 Equity Incentive Plan are exercisable for a period of either 7 years or 10 years from the date of grant. Equity awards granted under the Modigene Plan are exercisable for a period of up to 10 years from date of grant. Vesting periods range from immediate to 5 years.
We classify the cash flows resulting from the tax benefit that arises when the tax deductions exceed the compensation cost recognized for those equity awards (excess tax benefits) as cash flows from operations. There were no excess tax benefits for the years ended December 31, 2020, 2019, and 2018.
Valuation and Expense Information
We recorded equity-based compensation expense of $8.9 million, $13.4 million and $21.8 million for the years ended December 31, 2020, 2019, and 2018, respectively, all of which were reflected as operating expenses. Of the $8.9 million of equity based compensation expense recorded for the year ended December 31, 2020, $6.8 million was recorded as selling, general and administrative expenses, $1.8 million was recorded as research and development expenses and $0.3 million was recorded as a cost of revenue. Of the $13.4 million of equity based compensation expense recorded for the year ended December 31, 2019, $9.7 million was recorded as selling, general and administrative expense, $2.0 million was recorded as research and development expenses and $1.6 million was recorded as a cost of revenue. Of the $21.8 million of equity based compensation expense recorded for the year ended December 31, 2018, $14.7 million was recorded as selling, general and administrative expense, $4.2 million was recorded as research and development expenses and 2.8 million was recorded as cost of revenue.
As of December 31, 2020, there was $18.3 million of unrecognized compensation cost related to the stock options granted under our equity-based incentive compensation plans. Such cost is expected to be recognized over a weighted-average period of approximately 1.81 years.
Stock Options
We estimate the fair value of each stock option on the date of grant using the Black-Scholes-Merton Model option-pricing formula and amortize the fair value to expense over the stock option’s vesting period using the straight-line attribution approach. We account for forfeitures as they occur and apply the following assumptions in our Black-Scholes-Merton Model option-pricing formula:

	Year Ended December 31, 2020	Year Ended December 31, 2019	Year Ended December 31, 2018
Expected term (in years)	4.0 - 10.0	3.0 - 10.0	3.0 - 10.0
Risk-free interest rate	0.16% - 1.41%	1.35% - 2.63%	2.32% - 3.09%
Expected volatility	56% - 76%	54% - 63%	40% - 54%
Expected dividend yield	0%	0%	0%
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
We maintain incentive stock plans that provide for the grants of stock options to our directors, officers, employees and non-employee consultants. As of December 31, 2020, there were 20,879,993 shares of Common Stock reserved for issuance under our equity-based incentive plans. We intend to issue new shares upon the exercise of stock options. Stock options granted under these plans have been granted at an option price equal to the closing market value of the stock on the date of the grant. Stock options granted under these plans to employees typically become exercisable over four years in equal annual installments after the date of grant, and stock options granted to non-employee directors become exercisable in full one-year after the grant date, subject to, in each case, continuous service with us during the applicable vesting period. We assumed stock options to grant Common Stock as part of the mergers with Acuity Pharmaceuticals, Inc., Froptix, Inc., OPKO Biologics and

BioReference, which reflected various vesting schedules, including monthly vesting to employees and non-employee consultants.
A summary of option activity under our stock option plans as of December 31, 2020, and the changes during the year is presented below:

Options	Number of options	Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate intrinsic value (in thousands)
Outstanding at December 31, 2019	37,370,421	$8.01	6.00	$—
Granted	9,362,500	$2.41
Exercised	(206,875)	$3.66
Forfeited	(1,002,500)	$4.22
Expired	(6,935,625)	$9.78
Outstanding at December 31, 2020	38,587,921	$6.45	6.78	$26,054
Vested and expected to vest at December 31, 2020	38,587,921	$6.45	6.78	$26,054
Exercisable at December 31, 2020	22,197,446	$9.15	5.26	$4,407
The total intrinsic value of stock options exercised for the years ended December 31, 2020, 2019, and 2018 was $0.4 million, $0.1 million and $0.5 million, respectively.
The weighted average grant date fair value of stock options granted for the years ended December 31, 2020, 2019, and 2018 was $1.39, $1.15, and $2.08, respectively. The total fair value of stock options vested during the years ended December 31, 2020, 2019, and 2018 was $10.6 million, $18.6 million and $25.8 million, respectively.

Note 11 Income Taxes
We operate and are required to file tax returns in the U.S. and various foreign jurisdictions.
The benefit (provision) for incomes taxes consists of the following:

	For the years ended December 31,
(In thousands)	2020	2019	2018
Current
Federal	$(234)	$—	$—
State	351	(89)	6,318
Foreign	(2,094)	(2,647)	(2,738)
	(1,977)	(2,736)	3,580
Deferred
Federal	(254)	333	2,045
State	933	125	5,673
Foreign	(16,319)	(4,782)	27,428
	(15,640)	(4,324)	35,146
Total, net	$(17,617)	$(7,060)	$38,726
Deferred income tax assets and liabilities as of December 31, 2020 and 2019 are comprised of the following:

(In thousands)	December 31, 2020	December 31, 2019
Deferred income tax assets:
Federal net operating loss	$90,032	$121,125
State net operating loss	54,074	64,648
Foreign net operating loss	17,452	32,162
Research and development expense	301	1,560
Tax credits	22,999	22,989
Stock options	26,683	30,640
Accruals	14,779	17,215
Equity investments	13,619	13,495
Bad debts	310	445
Lease liability	861	1,064
Foreign credits	9,819	9,909
Available-for-sale securities	2,473	2,478
Operating lease asset	9,842	10,204
Other	6,393	8,395
Deferred income tax assets	269,637	336,329
Deferred income tax liabilities:
Intangible assets	(73,122)	(230,662)
Convertible debt	(10,462)	(12,219)
Operating lease liability	(9,842)	(10,204)
Fixed assets	(2,736)	(3,976)
Other	(2,082)	(2,130)
Deferred income tax liabilities	(98,244)	(259,191)
Net deferred income tax assets (liabilities)	171,393	77,138
Valuation allowance	(303,326)	(194,869)
Net deferred income tax liabilities	$(131,933)	$(117,731)

Note: Net deferred income tax liability balance includes $5.3 million recorded to Other Assets on the Consolidated Balance Sheet.
As of December 31, 2020, we have federal, state and foreign net operating loss carryforwards of approximately $538.7 million, $729.8 million and $78.6 million, respectively, that expire at various dates through 2040 unless indefinite in nature. As of December 31, 2020, we have research and development tax credit carryforwards of approximately $23.0 million that expire in varying amounts through 2040. As of each reporting date, management considers new evidence, both positive and negative, that could affect its view of the future realization of deferred tax assets. We have determined a valuation allowance is required against all of our net deferred tax assets that we do not expect to be utilized by the reversing of deferred income tax liabilities.
In 2020 we completed the transfer of certain assets to an OPKO affiliate. The transaction gave rise to a deferred tax asset of approximately $148.9 million. Realizability of a deferred tax asset ultimately depends on the existence of sufficient taxable income in the carryback and carryforward periods as permitted by tax law. The Company evaluated the realizability of the deferred tax asset as required by ASC 740-10-30-18. The Company has determined that the deferred tax asset is not more-likely-than-not to be realized as of December 31, 2020. As a result, the Company has recorded a full valuation allowance against the deferred tax asset.
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
During 2008, we conducted a study to determine the impact of the various ownership changes that occurred during 2007 and 2008. As a result, we have concluded that the annual utilization of our net operating loss carryforwards (“NOLs”) and tax credits is subject to a limitation pursuant to Internal Revenue Code Section 382. Under the tax law, such NOLs and tax credits are subject to expiration from 15 to 20 years after they were generated. As a result of the annual limitation that may be imposed on such tax attributes and the statutory expiration period, some of these tax attributes may expire prior to our being able to use them. There is no current impact on these financial statements as a result of the annual limitation. This study did not conclude whether OPKO’s predecessor, eXegenics, pre-merger NOLs were limited under Section 382. As such, of the $538.7 million of federal net operating loss carryforwards, at least approximately $47.4 million may not be able to be utilized.
During 2020, we conducted a study to determine whether any ownership changes occurred from 2009 through 2020. As a result, we have concluded that the annual utilization of our NOLs and tax credits is not subject to a limitation pursuant to Internal Revenue Code Section 382.
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
U.S. Federal: Under the tax statute of limitations applicable to the Internal Revenue Code, we are no longer subject to U.S. federal income tax examinations by the Internal Revenue Service for years before 2017. However, because we are carrying forward income tax attributes, such as net operating losses and tax credits from those years, these attributes can still be audited when utilized on returns filed in the future.
State: Under the statute of limitations applicable to most state income tax laws, we are no longer subject to state income tax examinations by tax authorities for years before 2016 in states in which we have filed income tax returns. Certain states may take the position that we are subject to income tax in such states even though we have not filed income tax returns in such states and, depending on the varying state income tax statutes and administrative practices, the statute of limitations in such states may extend to years before 2016.
Foreign: Under the statute of limitations applicable to our foreign operations, we are generally no longer subject to tax examination for years before 2015 in jurisdictions where we have filed income tax returns.

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
Effective January 1, 2018, the Tax Act provides for a new GILTI provision. Under the GILTI provision, certain foreign subsidiary earnings in excess of an allowable return on the foreign subsidiary’s tangible assets are included in U.S. taxable income. The Company currently estimates GILTI will be immaterial for the year ended December 31, 2020, although interpretive guidance continues to be issued and future guidance may impact this analysis. The Company has not recorded any deferred taxes for future GILTI inclusions as any future inclusions are expected to be treated as a period expense and offset by net operating loss carryforwards in the U.S.
Unrecognized Tax Benefits
As of December 31, 2020, 2019, and 2018, the total amount of gross unrecognized tax benefits was approximately $14.0 million, $17.2 million, and $17.5 million, respectively. As of December 31, 2020, the total amount of unrecognized tax benefits that, if recognized, would affect our effective income tax rate was $(10.0) million. We account for any applicable interest and penalties on uncertain tax positions as a component of income tax expense and we recognized $(0.1) million and $(0.1) million of interest expense for the years ended December 31, 2020 and 2019, respectively. As of December 31, 2019 and 2018, $(13.2) million and $(14.2) million of the unrecognized tax benefits, if recognized, would have affected our effective income tax rate. We believe it is reasonably possible that up to $1.5 million of unrecognized tax benefits may be recognized within the next twelve months, mainly due to an expected audit settlement.
The following summarizes the changes in our gross unrecognized income tax benefits.

	For the years ended December 31,
(In thousands)	2020	2019	2018
Unrecognized tax benefits at beginning of period	$17,160	$17,513	$21,347
Gross increases – tax positions in current period	441	884	8,384
Gross decreases – tax positions in prior period	(244)	(298)	(7,597)
Gross decreases – settlements with taxing authorities	(2,770)	—	—
Lapse of Statute of Limitations	(633)	(939)	(4,621)
Unrecognized tax benefits at end of period	$13,954	$17,160	$17,513
Other Income Tax Disclosures
The significant elements contributing to the difference between the federal statutory tax rate and the effective tax rate are as follows:

	For the years ended December 31,
	2020	2019	2018
Federal statutory rate	21.0%	21.0%	21.0%
State income taxes, net of federal benefit	17.4%	2.8%	4.3%
Foreign income tax	53.7%	(6.6)%	(6.0)%
Income Tax Refunds	(0.6)%	—%	3.6%
Research and development tax credits	(1.0)%	0.3%	1.9%
Non-Deductible components of Convertible Debt	—%	—%	(0.2)%
Valuation allowance	227.7%	(17.9)%	(7.1)%
Rate change effect	11.4%	0.4%	8.1%
Non-deductible items	5.2%	(1.7)%	(3.9)%
Unrecognized tax benefits	(5.0)%	—%	(1.8)%
Impairments	—%	(1.6)%	—%
IPR&D benefit	(309.6)%	—%	—%
Stock options excess tax benefit	10.6%	0.4%	0.5%
Imputed interest	2.5%	0.5%	0.6%
Other	3.2%	0.1%	(0.8)%
Total	36.5%	(2.3)%	20.2%

Certain operations in Israel have been granted "Beneficiary Enterprise" status by the Israeli Income Tax Authority, which makes us eligible for tax benefits under the Israeli Law for Encouragement of Capital Investments, 1959. Under the terms of the Beneficiary Enterprise program, beneficiary income that is attributable to our operations in Kiryat Gat, Israel will be exempt from income tax through 2023. This tax incentive has an immaterial impact on our earnings per share for the year ended December 31, 2020.
The following table reconciles our income (loss) before income taxes between U.S. and foreign jurisdictions:

	For the years ended December 31,
(In thousands)	2020	2019	2018
Pre-tax income (loss):
U.S.	$81,734	$(236,544)	$(132,102)
Foreign	(33,531)	(71,321)	(59,664)
Total	$48,203	$(307,865)	$(191,766)
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
Note 12 Related Party Transactions
In August 2020, we paid a $125,000 filing fee to the Federal Trade Commission (the “FTC”) in connection with filings made by us and Dr. Jane Hsiao, our Vice Chairman and Chief Technical Officer, under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (“HSR Act”) relating to her percentage equity ownership interest in OPKO and potential future purchases of our Common Stock.
In August 2020, Dr. Phillip Frost, our Chairman and Chief Executive Officer, paid a filing fee of $280,000 to the FTC under the HSR Act in connection with filings made by us and Dr. Frost, relating to his percentage equity ownership interest in OPKO and potential future purchases of our Common Stock.  We reimbursed Dr. Frost for the HSR filing fee.
In August 2020, GeneDx, Inc., a subsidiary of BioReference, entered into an agreement with Mednax Services, Inc. (“Mednax Services”), a subsidiary of MEDNAX, Inc., (“MEDNAX”) pursuant to which the parties formed a joint venture under the brand Detect Genomix. GeneDx’s initial capital investment in Detect Genomix was $245,000 for which GeneDx received a 49% ownership interest in Detect Genomix, and Mednax Services contributed $255,000. Adam Logal, the

Company’s CFO, is the chair and sits on the Board of Managers of the joint venture. Mednax Services provides administrative services to the joint venture pursuant to an administrative services agreement. GeneDx provides laboratory services to the joint venture. Dr. Roger Medel, a director of the Company as of December 18, 2020, is the former Chief Executive Officer of MEDNAX and Mednax Services. Dr. Medel continues to serve on the board of MEDNAX.
On February 25, 2020, we entered into a credit agreement with an affiliate of Dr. Frost, pursuant to which the lender committed to provide us with an unsecured line of credit in the amount of $100 million. Borrowings under the line of credit will bear interest at a rate of 11% per annum and may be repaid and reborrowed at any time. The credit agreement includes various customary remedies for the lender following an event of default, including the acceleration of repayment of outstanding amounts under this line of credit. This line of credit matures on February 25, 2025. This line of credit also calls for a commitment fee equal to 0.25% per annum of the unused portion of the line. As of December 31, 2020, no funds were borrowed under this line of credit.
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
On November 8, 2018, we entered into a credit agreement with an affiliate of Dr. Frost, pursuant to which the lender committed to provide us with an unsecured line of credit in the amount of $60 million. Borrowings under this line of credit bore interest at a rate of 10% per annum and could have been repaid and reborrowed at any time. The credit agreement included various customary remedies for the lender following an event of default, including the acceleration of repayment of outstanding amounts under this line of credit. This line of credit would have matured on November 8, 2023. We repaid approximately $28.8 million that was borrowed in 2019 and terminated this line of credit on or around February 20, 2019.

In February 2018, we issued the 2023 Convertible Notes in the aggregate principal amount of $55.0 million. Refer to Note 7. Purchasers of the 2023 Convertible Notes included Dr. Hsiao and an affiliate of Dr. Frost.
We hold investments in Zebra (ownership 29%), Neovasc (1%), ChromaDex Corporation (0%), MabVax (1%), COCP (4%), NIMS (1%), Eloxx (3%) and BioCardia (2%). These investments were considered related party transactions as a result of our executive management’s ownership interests and/or board representation in these entities. See further discussion of our investments in Note 5.
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
We reimburse Dr. Frost for Company-related use by Dr. Frost and our other executives of an airplane owned by a company that is beneficially owned by Dr. Frost. We reimburse Dr. Frost for out-of-pocket operating costs for the use of the airplane by Dr. Frost or Company executives for Company-related business. We do not reimburse Dr. Frost for personal use of the airplane by Dr. Frost or any other executive. For the years ended December 31, 2020, 2019, and 2018, we recognized approximately $156 thousand, $328 thousand, and $238 thousand, respectively, for Company-related travel by Dr. Frost and other OPKO executives.
Note 13 Employee Benefit Plans
Effective January 1, 2007, the OPKO Health Savings and Retirement Plan (the “Plan”) permits employees to contribute up to 100% of qualified pre-tax annual compensation up to annual statutory limitations. The discretionary company match for employee contributions to the Plan is 100% up to the first 4% of the participant’s earnings contributed to the Plan. Our matching contributions to our plans, including predecessor plans for BioReference, were approximately $8.0 million, $8.3 million and $8.3 million for the years ended December 31, 2020, 2019, and 2018 respectively.
Note 14 Commitments and Contingencies
In connection with our acquisitions of CURNA, OPKO Diagnostics and OPKO Renal, we agreed to pay future consideration to the sellers upon the achievement of certain events. As a result, as of December 31, 2020, we recorded $5.7 million as contingent consideration, with $1.2 million recorded within Accrued expenses and $4.5 million recorded within Other long-term liabilities in the accompanying Consolidated Balance Sheets. In January 2021, the Company settled the ongoing litigation with Claros Diagnostics, Inc. shareholders and, among other things, agreed to pay $1.2 million to the shareholders. Refer to Note 6.
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
Following the SEC’s announcement of the SEC Complaint, we were named in several class action lawsuits, more than a dozen derivative suits, and other litigation relating to the allegations in the SEC Complaint among other matters. On June 26, 2020, The Amitim Funds, the lead plaintiff in the class action lawsuits, filed a Stipulation of Settlement in the Southern District of Florida of behalf of itself and the remainder of the class, which provides for the settlement of and release of the class action claims against the Company and Dr. Frost for $16.5 million. On September 4, 2020, an Order Preliminarily Approving Settlement was entered and a settlement hearing was held on December 15, 2020. The settlement remains subject to certain terms and conditions including court approval. Our insurance carriers have agreed to provide coverage for a significant portion of the currently contemplated settlement amounts in connection with the class action lawsuits.
The derivative suit was settled on November 2, 2020. The settlement amount of $3.1 million was paid by the individual defendants’ insurance company.
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
We have employment agreements with certain employees of BioReference which provide for compensation and certain other benefits and for severance payments under certain circumstances. During the years ended December 31, 2020, 2019 and 2018, we recognized $1.0 million, $3.0 million and $4.9 million, respectively, of severance costs pursuant to these employment agreements as a component of Selling, general and administrative expense.
At December 31, 2020, we were committed to make future purchases for inventory and other items in 2020 that occur in the ordinary course of business under various purchase arrangements with fixed purchase provisions aggregating approximately $342.2 million.
Note 15 Revenue Recognition
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
Client Payors. Client payors include physicians, hospitals, employers, and other institutions for which services are performed on a wholesale basis, and are billed and recognized as revenue based on negotiated fee schedules. Client payers also include cities, states and companies for which BioReference provides COVID-19 testing services.
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
The complexities and ambiguities of billing, reimbursement regulations and claims processing, as well as considerations unique to Medicare and Medicaid programs, require us to estimate the potential for retroactive adjustments as an element of variable consideration in the recognition of revenue in the period the related services are rendered. Actual amounts are adjusted in the period those adjustments become known. For the year ended December 31, 2020, positive revenue adjustments due to changes in estimates of implicit price concessions for performance obligations satisfied in prior periods of $0.3 million were recognized. For the years ended December 31, 2019 and 2018, revenue reductions due to changes in estimates of implicit price concessions for performance obligations satisfied in prior periods of $24.8 million and $22.8 million, respectively, were recognized.
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
Settlements with third-party payors for retroactive adjustments due to audits, reviews or investigations are also considered variable consideration and are included in the determination of the estimated transaction price for providing services. These settlements are estimated based on the terms of the payment agreement with the payor, correspondence from the payor and our historical settlement activity, including an assessment of the probability a significant reversal of cumulative revenue recognized will occur when the uncertainty is subsequently resolved. Estimated settlements are adjusted in future periods as adjustments become known (that is, new information becomes available), or as years are settled or are no longer subject to such audits, reviews, and investigations. As of December 31, 2020 and 2019, we have liabilities of approximately $14.9 million and $27.3 million within Accrued expenses and Other long-term liabilities related to reimbursements for payor overpayments.
The composition of Revenue from services by payor for the years ended December 31, 2020, 2019 and 2018 is as follows:

	For the years ended December 31,
(In thousands)	2020	2019	2018
Healthcare insurers	$483,643	$421,386	$492,995
Government payors	90,288	115,711	150,851
Client payors	637,645	158,527	148,070
Patients	50,666	20,810	21,332
Total	$1,262,242	$716,434	$813,248
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
We recognize revenue for shipments of Rayaldee at the time of delivery to customers after estimating Sales Deductions and product returns as elements of variable consideration utilizing historical information and market research projections. For the years ended December 31, 2020, 2019 and 2018, we recognized $36.8 million, $31.4 million and $20.3 million in net product revenue from sales of Rayaldee.
The following table presents an analysis of product sales allowances and accruals as contract liabilities for the years ended December 31, 2020, 2019 and 2018:

(In thousands)	Chargebacks, discounts, rebates and fees	Governmental	Returns	Total
Balance at December 31, 2019	$3,194	$5,841	$2,751	$11,786
Provision related to current period sales	17,604	32,721	2,066	52,391
Credits or payments made	(18,466)	(32,750)	(1,224)	(52,440)
Balance at December 31, 2020	$2,332	$5,812	$3,593	$11,737

Total gross Rayaldee sales				$88,187
Provision for Rayaldee sales allowances and accruals as a percentage of gross Rayaldee sales				58%

(In thousands)	Chargebacks, discounts, rebates and fees	Governmental	Returns	Total
Balance at December 31, 2018	$1,316	$2,090	$637	$4,043
Provision related to current period sales	13,723	25,106	3,699	42,528
Credits or payments made	(11,845)	(21,355)	(1,585)	(34,785)
Balance at December 31, 2019	$3,194	$5,841	$2,751	$11,786

Total gross Rayaldee sales				$73,965
Provision for Rayaldee sales allowances and accruals as a percentage of gross Rayaldee sales				57%

(In thousands)	Chargebacks, discounts, rebates and fees	Governmental	Returns	Total
Balance at December 31, 2017	$233	$348	$437	$1,018
Provision related to current period sales	5,704	10,061	680	16,445
Credits or payments made	(4,621)	(8,319)	(480)	(13,420)
Balance at December 31, 2018	$1,316	$2,090	$637	$4,043

Total gross Rayaldee sales				$36,715
Provision for Rayaldee sales allowances and accruals as a percentage of gross Rayaldee sales				45%

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
For the years ended December 31, 2020, 2019 and 2018 we recorded $53.2 million, $73.3 million and $69.9 million of revenue from the transfer of intellectual property, respectively. For the year ended December 31, 2020 and 2019, revenue from the transfer of intellectual property included $28.7 million and $66.8 million related to the Pfizer Transaction. In addition, revenue from the transfer of intellectual property and other for the year ended December 31, 2020 included $16.2 million of grants received by BioReference under the CARES Act and a $3 million milestone payment triggered by the first marketing approval of Rayaldee in Europe. For the year ended December 31, 2018, revenue from the transfer of intellectual property included $60.0 million related to the Pfizer Transaction and $2.0 million related to a milestone payment from our licensee, Vifor Fresenius Medical Care Renal Pharma Ltd (“VFMCRP”). Refer to Note 16.
Contract liabilities relate to cash consideration that OPKO receives in advance of satisfying the related performance obligations. Changes in the contractual liabilities balance for the years ended December 31, 2020 are as follows:

(In thousands)
Balance at December 31, 2019	$21,767
Balance at December 31, 2020	16,378
Revenue recognized in the period from:
Amounts included in contracts liability at the beginning of the period	19,048
The contract liability balance at December 31, 2020 related primarily to accelerated payments received as part of the CARES Act. Refer to Note 2.
Note 16 Strategic Alliances
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
Effective May 5, 2020, we entered into an amendment to the VFMCRP Agreement (the “VFMCRP Amendment”), pursuant to which the parties agreed to exclude Mexico, South Korea, the Middle East and all of the countries of Africa from the VFMCRP Territory. In addition, the parties agreed to certain amendments to the milestone structure and to reduce minimum royalties payable. As revised, the Company has received a $3 million payment triggered by the first marketing approval of Rayaldee in Europe and is eligible to receive up to an additional $17 million in regulatory milestones and $210 million in milestone payments tied to launch, pricing and sales of Rayaldee, and tiered, double-digit royalties.
Under the terms of the VFMCRP Agreement, as amended, EirGen granted to VFMCRP an exclusive license in the VFMCRP Territory in the VFMCRP Field to use certain EirGen patents and technology to make, have made, use, sell, offer for sale, and import Products and to develop, commercialize, have commercialized, and otherwise exploit the Product. EirGen received a non-refundable and non-creditable initial payment of $50 million, which was recognized in Revenue from the transfer of intellectual property and other in our Consolidated Statement of Operations in 2016. EirGen also received a $2.0 million payment triggered by the approval of Rayaldee in Canada for the treatment of SHPT in adults with stage 3 or 4 CKD and vitamin D insufficiency in July 2018 and a $3 million payment triggered by the first marketing approval of Rayaldee in Europe. EirGen is also eligible to receive up to an additional $17 million in Regulatory Milestones and $210 million in Sales Milestones tied to launch, pricing and sales of Rayaldee, and will receive tiered royalties on sales of the product at percentage rates that range from the mid-teens to the mid-twenties or a minimum royalty, whichever is greater, upon the commencement of sales of the Product within the VFMCRP Territory and in the VFMCRP Field.
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
Pfizer Inc.
In December 2014, we entered into an exclusive worldwide agreement (the “Pfizer Agreement”) with Pfizer for the development and commercialization of our long-acting Somatrogon (hGH-CTP) for the treatment of growth hormone deficiency (“GHD”) in adults and children, as well as for the treatment of growth failure in children born small for gestational age (the “Pfizer Transaction”).
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

On October 21, 2019, we and Pfizer announced that the global phase 3 trial evaluating Somatrogon dosed once-weekly in prepubertal children with GHD met its primary endpoint of non-inferiority to daily Genotropin® (somatropin) for injection, as measured by annual height velocity at 12 months.
Under the terms of the Pfizer Transaction, as restated, we received non-refundable and non-creditable upfront payments of $295.0 million and are eligible to receive up to an additional $275.0 million upon the achievement of certain regulatory milestones. Pfizer received the exclusive license to commercialize Somatrogon worldwide. In addition, we are eligible to receive initial tiered royalty payments associated with the commercialization of Somatrogon for adult GHD with percentage rates ranging from the high teens to mid-twenties. Upon the launch of Somatrogon for pediatric GHD in certain major markets, the royalties will transition to regional, tiered gross profit sharing for both Somatrogon and Pfizer’s Genotropin®.
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
We recognized the non-refundable $295.0 million upfront payments as revenue as the research and development services were completed and as of December 31, 2020, we had no contract liabilities related to the Pfizer Transaction.
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
Note 17 Leases
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
We elected the use of permitted practical expedients of not recording leases on our Consolidated Balance Sheet when the leases have terms of 12 months or less, and we elected not to separate nonlease components from lease components and instead account for each separate lease component and the nonlease components associated with that lease component as a single lease component.
The following table presents the lease balances within the Consolidated Balance Sheet as of December 31, 2020:

(in thousands)	Classification on the Balance Sheet	December 31, 2020	December 31, 2019
Assets
Operating lease assets	Operating lease right-of-use assets	$37,735	$39,380
Finance lease assets	Property, plant and equipment, net	5,258	6,789

Liabilities
Current
Operating lease liabilities	Current maturities of operating leases	9,028	12,038
Accrued expenses	Current maturities of finance leases	2,453	2,743
Long-term
Operating lease liabilities	Operating lease liabilities	29,760	27,665
Other long-term liabilities	Finance lease liabilities	$2,805	$4,046

Weighted average remaining lease term
Operating leases		5.4 years	5.6 years
Finance leases		2.3 years	2.6 years
Weighted average discount rate
Operating leases		5.8%	6.3%
Finance leases		3.6%	3.0%
The following table reconciles the undiscounted future minimum lease payments (displayed by year and in the aggregate) under noncancelable operating leases with terms of more than one year to the total operating lease liabilities recognized on our Consolidated Balance Sheet as of December 31, 2020:

(in thousands)	Operating	Finance
2021	$9,176	$2,527
2022	8,232	1,475
2023	6,940	860
2024	5,003	511
2025	3,145	72
Thereafter	14,768	—
Total undiscounted future minimum lease payments	47,264	5,445
Less: Difference between lease payments and discounted lease liabilities	8,476	187
Total lease liabilities	$38,788	$5,258
Expense under operating leases and finance leases was $17.8 million and $3.0 million, respectively, for the year ended December 31, 2020, and includes $3.0 million of variable lease costs. Expense under operating leases and finance leases was $20.2 million and $3.1 million, respectively, for the year ended December 31, 2019, and includes $3.4 million of variable lease costs.Operating lease costs and finance lease costs are included within Operating loss in the Consolidated Statement of Operations. Short-term lease costs were not material.

Supplemental cash flow information is as follows:

(in thousands)	For the years ended December 31,
	2020	2019
Operating cash out flows from operating leases	$17,440	$20,712
Operating cash out flows from finance leases	196	374
Financing cash out flows from finance leases	2,872	2,833
Total	$20,508	$23,919
Note 18 Segments
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
Information regarding our operations and assets for our operating segments and the unallocated corporate operations as well as geographic information are as follows:

	For the years ended December 31,
(In thousands)	2020	2019	2018
Revenue from services:
Pharmaceutical	$—	$—	$—
Diagnostics	1,262,242	716,434	813,248
Corporate	—	—	—
	$1,262,242	$716,434	$813,248
Revenue from products:
Pharmaceutical	$119,952	$112,184	$107,112
Diagnostics	—	—	—
Corporate	—	—	—
	$119,952	$112,184	$107,112
Revenue from transfer of intellectual property and other:
Pharmaceutical	$36,979	$72,521	$69,906
Diagnostics	16,240	—	—
Corporate	—	796	—
	$53,219	$73,317	$69,906
Operating income (loss):
Pharmaceutical	$(43,519)	$(109,062)	$(82,641)
Diagnostics	138,922	(123,359)	(44,942)
Corporate	(37,689)	(41,631)	(43,614)
	$57,714	$(274,052)	$(171,197)
Depreciation and amortization:
Pharmaceutical	$29,001	$30,073	$28,007
Diagnostics	56,361	63,675	69,246
Corporate	—	59	91
	$85,362	$93,807	$97,344
Loss from investment in investees:
Pharmaceutical	$(480)	$(2,900)	$(10,822)
Diagnostics	—	—	(3,675)
Corporate	—	—	—
	$(480)	$(2,900)	$(14,497)
Revenues:
U.S.	$1,317,766	$751,099	$837,509
Ireland	43,920	81,170	78,102
Chile	44,153	33,642	41,216
Spain	16,932	18,747	18,195
Israel	4,251	8,769	9,479
Mexico	7,865	8,032	5,598
Other	526	476	167
	$1,435,413	$901,935	$990,266

(In thousands)	December 31, 2020	December 31, 2019
Assets:
Pharmaceutical	$1,176,245	$1,174,639
Diagnostics	1,268,738	1,035,112
Corporate	28,080	99,521
	$2,473,063	$2,309,272
Goodwill:
Pharmaceutical	$245,793	$237,131
Diagnostics	434,809	434,809
Corporate	—	—
	$680,602	$671,940
No customer represented more than 10% of our total consolidated revenue during the years ended December 31, 2020, 2019 and 2018. As of December 31, 2020 and 2019, no customer represented more than 10% of our accounts receivable balance.
The following table reconciles our Property, plant and equipment, net between U.S. and foreign jurisdictions:

(In thousands)	December 31, 2020	December 31, 2019
PP&E:
U.S.	$73,564	$62,158
Foreign	66,990	64,953
Total	$140,554	$127,111
Note 19 Fair Value Measurements
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
As of December 31, 2020, we have equity securities (refer to Note 5), forward foreign currency exchange contracts for inventory purchases (refer to Note 20) and contingent consideration related to the acquisitions of CURNA, OPKO Diagnostics and OPKO Renal that are required to be measured at fair value on a recurring basis. In addition, in connection with our investment and our consulting agreement with BioCardia, we record the related BioCardia options at fair value as well as the warrants from COCP, InCellDx, Inc., Xenetic and Phio.

Our financial assets and liabilities measured at fair value on a recurring basis are as follows:

	Fair value measurements as of December 31, 2020
(In thousands)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Assets:
Equity securities	$14,136	$—	$—	$14,136
Common stock options/warrants	—	74	—	74
Total assets	$14,136	$74	$—	$14,210
Liabilities:
Forward Contracts	$—	$1,040	$—	1,040
Contingent consideration:	—	—	5,695	5,695
Total liabilities	$—	$1,040	$5,695	$6,735

	Fair value measurements as of December 31, 2019
(In thousands)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Assets:
Equity securities	$18,870	$—	$—	$18,870
Common stock options/warrants	—	120	—	120
Forward contracts	—	133	—	133
Total assets	$18,870	$253	$—	$19,123
Liabilities:
Contingent consideration:	$—	$—	$9,683	$9,683
Total liabilities	$—	$—	$9,683	$9,683
The carrying amount and estimated fair value of our 2025 Notes, as well as the applicable fair value hierarchy tiers, are contained in the table below. The fair value of the 2025 Notes is determined using inputs other than quoted prices in active markets that are directly observable.

	December 31, 2020
(In thousands)	Carrying Value	Total Fair Value	Level 1	Level 2	Level 3
2025 Notes	$156,163	$254,000	$—	$254,000	$—
There have been no transfers between Level 1 and Level 2 and no transfers to or from Level 3 of the fair value hierarchy.
As of December 31, 2020 and 2019, the carrying value of our other financial instrument assets approximates their fair value due to their short-term nature or variable rate of interest.

The following tables reconcile the beginning and ending balances of our Level 3 assets and liabilities as of December 31, 2020 and 2019:

December 31, 2020
(In thousands)	Contingent consideration
Balance at December 31, 2019	$9,683
Total gains for the period:
Included in results of operations	(3,989)
Balance at December 31, 2020	$5,694

December 31, 2019
(In thousands)	Contingent consideration
Balance at December 31, 2018	$24,537
Total gains for the period:
Included in results of operations	(14,854)
Balance at December 31, 2019	$9,683
The estimated fair values of our financial instruments have been determined by using available market information and what we believe to be appropriate valuation methodologies. We use the following methods and assumptions in estimating fair value:
Contingent consideration – We estimate the fair value of the contingent consideration utilizing a discounted cash flow model for the expected payments based on estimated timing and expected revenues. We use several discount rates depending on each type of contingent consideration related to OPKO Diagnostics, CURNA and OPKO Renal transactions. As of December 31, 2020, of the $5.7 million of contingent consideration, $1.2 million is recorded in Accrued expenses and $4.5 million is recorded in Other long-term liabilities. As of December 31, 2019, of the $9.7 million of contingent consideration, $2.4 million is recorded in Accrued expenses and $7.3 million is recorded in Other long-term liabilities.
Note 20 Derivative Contracts
The following table summarizes the fair values and the presentation of our derivative financial instruments in the Consolidated Balance Sheets:

(In thousands)	Balance Sheet Component	December 31, 2020	December 31, 2019
Derivative financial instruments:
Common stock options/warrants	Investments, net	$74	$120
Forward contracts	Unrealized gains on forward contracts are recorded in Other current assets and prepaid expenses. Unrealized (losses) on forward contracts are recorded in Accrued expenses.	$(1,040)	$133
We enter into foreign currency forward exchange contracts with respect to the risk of exposure to exchange rate differences arising from inventory purchases on letters of credit. Under these forward contracts, for any rate above or below the fixed rate, we receive or pay the difference between the spot rate and the fixed rate for the given amount at the settlement date.

To qualify the derivative instrument as a hedge, we are required to meet strict hedge effectiveness and contemporaneous documentation requirements at the initiation of the hedge and assess the hedge effectiveness on an ongoing basis over the life of the hedge. At December 31, 2020 and 2019, our derivative financial instruments do not meet the documentation requirements to be designated as hedges. Accordingly, we recognize the changes in Fair value of derivative instruments, net in our Consolidated Statement of Operations. The following table summarizes the losses and gains recorded for the years ended December 31, 2020, 2019 and 2018:

	For the years ended December 31,
(In thousands)	2020	2019	2018
Derivative gain (loss):
Common stock options/warrants	$(46)	$(601)	$2,643
Forward contracts	$96	$775	$400
Total	$50	$174	$3,043
Note 21 Selected Quarterly Financial Data (Unaudited)

	For the 2020 Quarters Ended
(In thousands, except per share data)	March 31	June 30	September 30	December 31
Total revenues	$211,466	$301,207	$428,064	$494,676
Total costs and expenses	252,228	274,028	406,125	445,318
Net income (loss)	(59,132)	33,703	23,717	32,298
Earnings (loss) per share, basic and diluted	$(0.09)	$0.05	$0.04	$0.05

	For the 2019 Quarters Ended
(In thousands, except per share data)	March 31	June 30	September 30	December 31
Total revenues	$222,451	$226,368	$228,772	$224,344
Total costs and expenses	297,769	273,628	267,783	336,807
Net loss	(80,762)	(59,806)	(62,007)	(112,350)
Loss per share, basic and diluted	$(0.14)	$(0.10)	$(0.11)	$(0.18)
Note 22 Subsequent Events
We have reviewed all subsequent events and transactions that occurred after the date of our December 31, 2020 Consolidated Balance Sheet date, through the time of filing this Annual Report on Form 10-K.

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A.    CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act ) as of December 31, 2020. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, management concluded that our disclosure controls and procedures were effective as of December 31, 2020.
Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined effective could provide only reasonable assurance with respect to financial statement preparation and presentation.
Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2020, based on the framework in the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “2013 Internal Control-Integrated Framework”). Based on our evaluation under the 2013 Internal Control-Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2020.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2020 has been audited by Ernst & Young LLP, our independent registered public accounting firm, who also audited our Consolidated Financial Statements included in this Annual Report on Form 10-K, as stated in their report which appears with our accompanying Consolidated Financial Statements.
Changes to the Company’s Internal Control Over Financial Reporting
There have been no changes to the Company’s internal control over financial reporting that occurred during quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
ITEM 9B.    OTHER INFORMATION
On February 12, 2021, the Board of Directors of the Company appointed Adam Logal, the Company’s current Senior Vice President, Chief Financial Officer, as the Company’s Chief Accounting Officer and Treasurer. Mr. Logal previously served as the Company’s Senior Vice President, Chief Financial Officer, Chief Accounting Officer, and Treasurer from March 2014 until July 2020 when he ceased to be the Chief Accounting Officer and Treasurer. Mr. Logal also served as Vice President of Finance, Chief Accounting Officer and Treasurer from July 2012 until March 2014, and Director of Finance, Chief Accounting Officer and Treasurer from March 2007 until July 2012.
There are no family relationships between Mr. Logal and any director or executive officer of the Company. Since the beginning of the Company’s last fiscal year, the Company has not engaged in any transaction, or any currently proposed transaction, in which Mr. Logal had or will have a direct or indirect material interest that would require disclosure under Item 404(a) of Regulation S-K promulgated by the SEC.
No new compensatory plan arrangements were entered into with Mr. Logal in connection with his appointment as the Company’s Chief Accounting Officer and Treasurer. Mr. Logal is otherwise entitled to receive such benefits of employment as are generally available to the Company’s other executive officers, as described in the Company’s definitive proxy statement on Schedule 14A for the Company’s 2020 Annual Meeting of Stockholders, as filed with the SEC on April 29, 2020.
On February 12, 2021 the Board of Directors of the Company approved an amendment to the Company’s Amended and Restated Bylaws (the “Bylaws”) to enhance the advance notice provisions for director nominations and stockholder proposals. Under the amended Bylaws, a stockholder who wishes to nominate a director must include (1) a written questionnaire in the form required by the Company, (2) additional information about the structure, ownership and trading in Company’s securities or any related derivative agreements and (3) any associated performance-related fees. The recommending stockholder also has obligations to update any notice provided to the Company in a timely manner.
The Bylaws are effective February 12, 2021. The preceding summary does not purport to be complete and is qualified in its entirety by reference to the complete text of the Bylaws, which are filed as Exhibit 3.2 to this Form 10-K and incorporated herein by reference.

PART III
The information required in Items 10 (Directors, Executive Officers and Corporate Governance), Item 11 (Executive Compensation), Item 12 (Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters), Item 13 (Certain Relationships and Related Transactions, and Director Independence), and Item 14 (Principal Accounting Fees and Services) is incorporated by reference to the Company’s definitive proxy statement for the 2020 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of December 31, 2020.

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
	(2)	Exhibits: See Index to Exhibits below.

INDEX TO EXHIBITS

Exhibit Number	Description
1.1(12)	Underwriting Agreement, dated March 9, 2011, by and among OPKO Health, Inc., Jefferies & Company, Inc. and J.P. Morgan Securities LLC, as representatives for the underwriters named therein.

1.2(43)	Underwriting Agreement, dated October 24, 2019, by and among OPKO Health, Inc., Jeffries LLC, Piper Jaffray & Co., and Guggenheim Securities, LLC as representatives of underwriters named therein.

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

2.11(23)	Asset Purchase Agreement, dated March 1, 2013, by and between RXi Pharmaceuticals Corporation and OPKO Health, Inc.

2.12(24)	Agreement and Plan of Merger, dated April 23, 2013, by and among OPKO Health, Inc., POM Acquisition Inc., and PROLOR Biotech, Inc.

2.13(27)+	Agreement for the Sale and Purchase of Shares in EirGen Pharma Limited, dated May 5, 2015 by and among OPKO Ireland Limited, OPKO Health, Inc. and the Sellers named therein.

2.14(27)+	Form of Additional Agreement for the Sale and Purchase of Shares in EirGen Pharma Limited, dated May 5, 2015 by and among OPKO Ireland Limited and the Sellers named therein.

2.15(28)+	Agreement and Plan of Merger by and among the Company, Bamboo Acquisition, Inc. and Bio-Reference Laboratories, Inc. dated as of June 3, 2015.

2.16(31)	Arrangement Agreement by and among the Company, OPKO Global Holdings, Inc. and Transition Therapeutics Inc. dated as of June 29, 2016.

3.1(26)	Amended and Restated Certificate of Incorporation, as amended.

3.2**	Amended and Restated Bylaws.

3.3(7)	Certificate of Designation of Series D Preferred Stock.

3.4(42)	Amendment to Amended and Restated Certificate of Incorporation

4.1(1)	Form of Common Stock Warrant.

4.2(7)	Form of Common Stock Warrant.

4.3(25)	Indenture, dated January 30, 2013, between OPKO Health, Inc. and Wells Fargo Bank, National Association.

4.4(39)	Base Indenture related to the 4.50% Convertible Senior Notes due 2025, dated as of February 7, 2019, by and between OPKO Health, Inc. and U.S. Bank National Association, as trustee.

4.5(39)	Supplemental Indenture related to the 4.50% Convertible Senior Notes due 2025, dated as of February 7, 2019, by and between OPKO Health, Inc. and U.S. Bank National Association, as trustee.

4.6**	Description of Securities

10.1(1)	Form of Lockup Agreement.

10.2(2)	Stock Purchase Agreement, dated December 4, 2007, by and between OPKO Health, Inc. and the members of The Frost Group, LLC.

10.3(3)	Form of Director Indemnification Agreement.

10.4(3)	Form of Officer Indemnification Agreement.

10.5(4)	Stock Purchase Agreement, dated August 8, 2008 by and between OPKO Health, Inc. and the Purchasers named therein.

10.6(5)	Stock Purchase Agreement, dated February 23, 2009 by and between OPKO Health, Inc. and Frost Gamma Investments Trust.

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

10.13(10)+	Asset Purchase Agreement, dated October 12, 2009, by and between OPKO Health, Inc. and Schering Corporation.

10.14(10)	Letter Agreement, dated June 29, 2010, by and between OPKO Health, Inc. and Schering Corporation.

10.15(16)+	Exclusive License Agreement by and between TESARO, Inc. and OPKO Health, Inc. dated December 10, 2010.

10.16(13)	Third Amended and Restated Subordinated Note and Security Agreement, dated February 22, 2011, between OPKO Health, Inc. and The Frost Group, LLC.

10.17(15)+	Asset Purchase Agreement dated September 21, 2011, by and among Optos plc, Optos Inc., OPKO Health, Inc., OPKO Instrumentation, LLC, Ophthalmic Technologies, Inc., and OTI (UK) Limited.

10.18(20)	Form of Note Purchase Agreement, dated as of January 25, 2013, by and among OPKO Health, Inc. and each purchaser a party thereto.

10.19(29)+	Development and Commercialization License Agreement by and between OPKO Ireland, Ltd., a subsidiary of OPKO Health, Inc., and Pfizer, Inc. dated December 13, 2014.

10.20(32)	Credit Agreement by and between Bio-Reference Laboratories, Inc. and certain of its subsidiaries and JPMorgan Chase Bank, N.A. dated November 5, 2015.

10.21(33)	OPKO Health, Inc. 2016 Equity Incentive Plan.

10.22(34)	Development and License Agreement between OPKO Health, Inc. and Vifor Fresenius Medical Care Renal Pharma Ltd., dated May 8, 2016.

10.23(35)	Amendment No. 3 to Credit Agreement, dated as of March 17, 2017, among Bio-Reference Laboratories, Inc. and certain of its subsidiaries and JPMorgan Chase Bank, N.A.

10.24(36)	Amendment No. 4 to Credit Agreement, dated as of August 7, 2017, among Bio-Reference Laboratories, Inc. and certain of its subsidiaries and JPMorgan Chase Bank, N.A.

10.25(36)	Commitment Letter by and between OPKO Health, Inc. and Veterans Accountable Care Group, LLC, dated August 15, 2017.

10.26(37)+	Development and License Agreement by and between EirGen Pharma Limited, a subsidiary of OPKO Health, Inc., and Japan Tobacco Inc., dated October 12, 2017.

10.27(37)	Amendment No. 5 to Credit Agreement, dated as of November 8, 2017, among Bio-Reference Laboratories, Inc. and certain of its subsidiaries and JPMorgan Chase Bank, N.A.

10.28(37)	Amendment No. 6 to Credit Agreement, dated as of December 22, 2017, among Bio-Reference Laboratories, Inc. and certain of its subsidiaries and JPMorgan Chase Bank, N.A.

10.29(37)	Form of 5% Convertible Promissory Note dated February 27, 2018.

10.30(38)	Amendment No. 7 to Credit Agreement by and between BioReference Laboratories, Inc. and certain of its subsidiaries, and JPMorgan Chase, N.A. dated February 28, 2018.

10.31(39)	Share Lending Agreement, dated February 4, 2019, by and between the OPKO Health, Inc. and Jefferies Capital Services, LLC.

10.32(40)	Credit Agreement, dated as of November 8, 2018, by and between the OPKO Health, Inc. and Frost Gamma Investments Trust.

10.33(40)	Stock Purchase Agreement, dated as of November 8, 2018, between certain investors and OPKO Health, Inc.

10.34(41)	Amendment No. 8 to Credit Agreement by and between BioReference Laboratories, Inc. and certain of its subsidiaries, and JPMorgan Chase, N.A. dated February 26, 2019.

10.35(44)	Amendment No. 9 to Credit Agreement by and between BioReference Laboratories, Inc. and certain of its subsidiaries, and JPMorgan Chase, N.A. dated August 6, 2019.

10.36(45)	Amendment No. 10 to Credit Agreement by and between BioReference Laboratories, Inc. and certain of its subsidiaries, and JPMorgan Chase, N.A. dated November 4, 2019.

10.37(45)	Amendment No. 11 to Credit Agreement by and between BioReference Laboratories, Inc. and certain of its subsidiaries, and JPMorgan Chase, N.A. dated February 25, 2020.

10.38(45)	Credit Agreement, dated as of February 25, 2020, by and between OPKO Health, Inc. and Frost Gamma Investment Trust.

10.39(46)	Amendment to Development and License Agreement between EirGen Pharma Ltd. and Vifor Fresenius Medical Care Renal Pharma Ltd., dated May 5, 2020.

10.40(46)	Amended and Restated Development and Commercialization License Agreement by and between Pfizer Inc. and OPKO Ireland Ltd., dated May 12, 2020.

21	Subsidiaries of the Company.

23.1	Consent of Ernst & Young LLP.

31.1
Certification by Phillip Frost, Chief Executive Officer, pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the year ended December 31, 2020.

31.2
Certification by Adam Logal, Chief Financial Officer, pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the year ended December 31, 2020.

32.1
Certification by Phillip Certification by Phillip Frost, Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the year ended December 31, 2020., Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the year ended December 31, 2020.

32.2	Certification by Adam Logal, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the year ended December 31, 2020.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
*    Denotes management contract or compensatory plan or arrangement.
**    Filed herewith.
+    Certain confidential material contained in the document has been omitted and filed separately with the Securities and Exchange Commission.
(1)Filed with the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 2, 2007, and incorporated herein by reference.
(2)Filed with the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2008 and incorporated herein by reference.
(3)Filed with the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 8, 2008 for the Company’s three-month period ended June 30, 2008, and incorporated herein by reference.
(4)Filed with the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 12, 2008 for the Company’s three-month period ended September 30, 2008, and incorporated herein by reference.
(5)Filed with the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 8, 2009 for the Company’s three-month period ended March 31, 2009, and incorporated herein by reference.
(6)Filed with the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 7, 2009 for the Company’s three-month period ended June 30, 2009, and incorporated herein by reference.
(7)Filed with the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 24, 2009, and incorporated herein by reference.
(8)Filed with the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 9, 2009 for the Company’s three-month period ended September 30, 2009, and incorporated herein by reference.
(9)Filed with the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 10, 2010 for the Company’s three-month period ended March 31, 2010, and incorporated herein by reference.
(10)Filed with the Company’s Amendment to Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 3, 2011.
(11)Filed with the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 17, 2010.
(12)Filed with the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 10, 2011, and incorporated herein by reference.
(13)Filed with the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 10, 2011 for the Company’s three-month period ended March 31, 2011, and incorporated herein by reference.
(14)Filed with the Company’s Quarterly Report on Form 10-Q/A filed with the Securities and Exchange Commission on July 5, 2011, and incorporated herein by reference.
(15)Filed with the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 9, 2011 for the Company’s three-month period ended September 30, 2011, and incorporated herein by reference.
(16)Filed with the Company’s Annual Report on Form 10-K/A filed with the Securities and Exchange Commission on July 28, 2011.
(17)Filed with the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 15, 2012.
(18)Filed with the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 10, 2012 for the Company’s three-month period ended March 31, 2012, and incorporated herein by reference.
(19)Filed with the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 9, 2012 for the Company’s three-month period ended September 30, 2012, and incorporated herein by reference.
(20)Filed with the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 29, 2013, and incorporated herein by reference.

(21)Filed with the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 18, 2013.
(22)Filed with the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 10, 2013 for the Company’s three-month period ended March 31, 2013, and incorporated herein by reference.
(23)Filed with the Company’s Schedule 13D filed with the Securities and Exchange Commission on March 22, 2013, and incorporated herein by reference.
(24)Filed as Annex A to the Company’s Preliminary Joint Proxy Statement/Prospectus, Form S-4, with the Securities Exchange Commission on June 27, 2013, as amended, and incorporated herein by reference.
(25)Filed with the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 5, 2013, and incorporated herein by reference.
(26)Filed with the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 12, 2013 for the Company’s three month period ended September 30, 2013, and incorporated herein by reference.
(27)Filed with the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 5, 2015 for the Company’s three month period ended June 30, 2015, and incorporated herein by reference.
(28)Filed with the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 4, 2015, and incorporated herein by reference.
(29)Filed with the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 27, 2015, and incorporated herein by reference.
(30)Filed under Part II, Item 8, of the Bio-Reference Laboratories, Inc. Form 10-K filed with the Securities and Exchange Commission on January 13, 2015 (File No. 0-15266), and incorporated herein by reference.
(31)Filed with the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 30, 2016 and incorporated herein by reference.
(32)Filed with the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 29, 2016, and incorporated herein by reference.
(33)Filed with the Company’s Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on March 25, 2016, and incorporated herein by reference.
(34)Filed with the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 8, 2016 for the Company’s three month period ended June 30, 2016, and incorporated herein by reference.
(35)Filed with the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 23, 2017 and incorporated herein by reference.
(36)Filed with the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 8, 2017 and incorporated herein by reference.
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
(42)    Filed with the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 21, 2019.
(43)    Filed with the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 29, 2019.
(44)    Filed with the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 5, 2019.
(45)    Filed with the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 2, 2020 and incorporated herein by reference.
(46)    Filed with the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on July 31, 2020.

Schedule I - Condensed Financial Information of Registrant

OPKO Health, Inc.
PARENT COMPANY CONDENSED BALANCE SHEETS
(In thousands, except share and per share data)

	December 31,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$3,740	$58,627
Other current assets and prepaid expenses	2,433	12,463
Total current assets	6,173	71,090
Investments	1,901,104	1,778,885
Operating lease right-of-use assets	3,958	4,672
Other assets	25	66
Total assets	$1,911,260	$1,854,713
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$1,194	$1,791
Accrued expenses	8,324	18,280
Current maturities of operating leases	1,113	1,075
Current portion of notes payable	3,765	3,524
Total current liabilities	14,396	24,670
Operating lease liabilities	2,845	3,597
Convertible notes	221,989	211,208
Deferred tax liabilities, net	479	479
Total long-term liabilities	225,313	215,284
Total liabilities	239,709	239,954
Equity:
Common Stock - $0.01 par value, 1,000,000,000 shares authorized; 670,585,576 and 670,378,701 shares issued at December 31, 2020 and 2019, respectively	6,706	6,704
Treasury Stock, at cost - 549,907 shares at December 31, 2020 and 2019, respectively	(1,791)	(1,791)
Additional paid-in capital	3,152,694	3,142,993
Accumulated other comprehensive income (loss)	(4,225)	(22,070)
Accumulated deficit	(1,481,833)	(1,511,077)
Total shareholders’ equity	1,671,551	1,614,759
Total liabilities and equity	$1,911,260	$1,854,713

The accompanying Notes to Parent Company Condensed Financial Statements are an integral part of these statements.

OPKO Health, Inc.
PARENT COMPANY CONDENSED STATEMENTS OF INCOME
(In thousands)

	For the years ended December 31,
	2020	2019	2018
Revenues:
Revenue from products	$—	$796	$—
Revenue from transfer of intellectual property and other	1,069	1,150	1,069
Total revenues	1,069	1,946	1,069
Costs and expenses:
Costs of revenue	260	1,382	2,358
Selling, general and administrative	41,736	47,949	52,397
Research and development	1,951	2,027	4,184
Total costs and expenses	43,947	51,358	58,939
Operating loss	(42,878)	(49,412)	(57,870)
Other income and (expense), net:
Interest income	967	2,186	631
Interest expense	(23,585)	(21,172)	(8,608)
Fair value changes of derivative instruments, net	(46)	(601)	1,991
Other income (expense), net	10,354	(8,887)	3,906
Other income and (expense), net	(12,310)	(28,474)	(2,080)
Loss before income taxes and investment losses	(55,188)	(77,886)	(59,950)
Income tax provision	(175)	(5)	(11)
Net loss before investment losses	(55,363)	(77,891)	(59,961)
Loss from investments in investees	(480)	(2,900)	(10,822)
Net income (loss) from subsidiaries, net of taxes	86,429	(234,134)	(82,257)
Net income (loss)	$30,586	$(314,925)	$(153,040)

The accompanying Notes to Parent Company Condensed Financial Statements are an integral part of these statements.

OPKO Health, Inc.
PARENT COMPANY CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	For the years ended December 31,
	2020	2019	2018
Net income (loss)	$30,586	$(314,925)	$(153,040)
Other comprehensive income (loss), net of tax:
Change in foreign currency translation and other comprehensive income (loss)	17,845	(1,939)	(14,727)
Investments:
Change in unrealized gain (loss), net of tax	—	—	—
Reclassification adjustments due to adoption of ASU 2016-01	—	—	(4,876)
Reclassification adjustments for losses included in net loss, net of tax	—	—	—
Comprehensive income (loss)	$48,431	$(316,864)	$(172,643)

The accompanying Notes to Parent Company Condensed Financial Statements are an integral part of these statements.

OPKO Health, Inc.
PARENT COMPANY CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)

	For the years ended December 31,
	2020	2019	2018
Cash flows from operating activities:
Net income (loss)	$30,586	$(314,925)	$(153,040)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	—	59	91
Non-cash interest	9,994	8,545	4,564
Amortization of deferred financing costs	787	922	551
Losses from investments in investees	480	2,900	10,822
(Income) loss from subsidiaries	(86,429)	234,134	82,257
Equity-based compensation – employees and non-employees	8,947	13,421	21,761
Realized loss (gain) on equity securities and disposal of fixed assets	(10,324)	(796)	208
Change in fair value of derivative instruments	(6)	9,523	(6,124)
Adoption of ASC 326 and other	(1,311)	—	—
Changes in other assets and liabilities	(243)	3,907	6,846
Net cash used in operating activities	(47,519)	(42,310)	(32,064)
Cash flows from investing activities:
Investments in investees	—	(1,200)	(1,000)
Subsidiary financing	(23,234)	(152,376)	(123,787)
Proceeds from sale of equity securities	15,110	—	1,516
Net cash used in investing activities	(8,124)	(153,576)	(123,271)
Cash flows from financing activities:
Issuance convertible notes, net	—	200,293	55,000
Issuance of common stock	—	76,061	92,500
Debt issuance costs	—	(7,762)	—
Proceeds from the exercise of Common Stock options and warrants	756	(3)	1,174
Borrowings on lines of credit	—	28,800	—
Repayments of lines of credit	—	(28,800)	—
Redemption of 2033 Senior Notes	—	(28,800)	—
Net cash provided (used in) by financing activities	756	239,789	148,674
Net increase (decrease) in cash and cash equivalents	(54,887)	43,903	(6,661)
Cash and cash equivalents at beginning of period	58,627	14,724	21,385
Cash and cash equivalents at end of period	$3,740	$58,627	$14,724
SUPPLEMENTAL INFORMATION:
Interest paid	$10,908	$5,224	$956
Income taxes paid, net of refunds	$(903)	$(1,300)	$(578)
Operating lease right-of-use assets due to adoption of ASU No. 2016-02	$—	$4,855	$—
Operating lease liabilities due to adoption of ASU No. 2016-02	$—	$4,855	$—
Non-cash financing:
Shares issued upon the conversion of:
Common Stock options and warrants, surrendered in net exercise	$—	$20	$806
The accompanying Notes to Parent Company Condensed Financial Statements are an integral part of these statements.

OPKO Health, Inc.
Notes to Parent Company Condensed Financial Statements

Note 1. Organization and Basis of Presentation
We are a diversified healthcare company that seeks to establish industry-leading positions in large and rapidly growing medical markets. The parent company condensed financial statements included in this Schedule I represent the financial statements of OPKO Health, Inc., the parent company (or “OPKO”), on a stand-alone basis and do not include results of operations from our consolidated subsidiaries. The Parent Company Condensed Financial Statements should be read in conjunction with our audited consolidated financial statements included in Item 8 of Part II of this Form 10-K. As of December 31, 2020 and 2019, approximately $1.9 billion and $1.8 billion, respectively, of our Investments, net have not been eliminated in the parent company condensed financial statements.
The Parent Company Condensed Financial Statements included herein have been prepared in accordance with Rule 12-04, Schedule I of Regulation S-X, as substantially all the assets of BioReference, a wholly-owned subsidiary, and its subsidiaries are restricted from sale, transfer, lease, disposal or distributions to OPKO under the credit agreement with JPMorgan Chase Bank, N.A. (the “Credit Agreement”), subject to certain exceptions. BioReference and its subsidiaries’ net assets as of December 31, 2020 were approximately $1.0 billion, which includes goodwill of $434.8 million and intangible assets of $329.5 million. BioReference’s restricted net assets exceeds 25% of OPKO’s consolidated net assets of $2.5 billion as of December 31, 2020.
Note 2 Debt
On February 25, 2020, we entered into a credit agreement with an affiliate of Dr. Frost, pursuant to which the lender committed to provide us with an unsecured line of credit in the amount of $100 million. Borrowings under this line of credit will bear interest at a rate of 11% per annum and may be repaid and reborrowed at any time. The credit agreement includes various customary remedies for the lender following an event of default, including the acceleration of repayment of outstanding amounts under this line of credit. This line of credit matures on February 25, 2025. This line of credit also calls for a commitment fee equal to 0.25% per annum of the unused portion of the line. As of December 31, 2020, no funds were borrowed under this line of credit.
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
In conjunction with the issuance of the 2025 Notes, we agreed to loan up to 30,000,000 shares of our Common Stock to affiliates of the underwriter in order to assist investors in the 2025 Notes to hedge their position. As of December 31, 2020, a total of 29,250,000 shares were issued under the share lending arrangement. We will not receive any of the proceeds from the sale of the borrowed shares, but we received a one-time nominal fee of $0.3 million for the newly issued shares. Shares of our Common Stock outstanding under the share lending arrangement are excluded from the calculation of basic and diluted earnings per share. See Note 4.
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
The following table sets forth information related to the 2025 Notes which is included in our Consolidated Balance Sheet as of December 31, 2020:

(In thousands)	2025 Senior Notes	Discount	Debt Issuance Costs	Total
Balance at December 31, 2019	$200,000	$(46,774)	$(5,086)	$148,140
Amortization of debt discount and debt issuance costs	—	7,237	786	8,023
Balance at December 31, 2020	$200,000	$(39,537)	$(4,300)	$156,163
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
Note 3 Commitments and Contingencies
See Note 14 of our Consolidated Financial Statements in Item 8 of Part II of this Form 10-K for a discussion of our commitments and contingencies.
Note 4 Dividends
We received a $12 million dividend payment from BioReference during the year ended December 31, 2020. We did not receive any dividend payments from our consolidated subsidiaries for the years ended December 31, 2019 and 2018.
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
Note 6 Subsequent Events
We have reviewed all subsequent events and transactions that occurred after the date of our December 31, 2020 Consolidated Balance Sheet date, through the time of filing this Annual Report on Form 10-K.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 18, 2021	OPKO HEALTH, INC.

	By:	/s/ Phillip Frost, M.D.
Phillip Frost, M.D.
Chairman of the Board and
Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Phillip Frost, M.D.	Chairman of the Board and Chief Executive	February 18, 2021
Phillip Frost, M.D.	Officer (Principal Executive Officer)

/s/ Jane H. Hsiao, Ph.D., MBA	Vice Chairman and Chief Technical Officer	February 18, 2021
Jane H. Hsiao, Ph.D., MBA

/s/ Steven D. Rubin	Director and Executive Vice President –	February 18, 2021
Steven D. Rubin	Administration

/s/ Adam Logal	Senior Vice President, Chief Financial Officer,	February 18, 2021
Adam Logal	Chief Accounting Officer and Treasurer (Principal Financial Officer)

/s/ Jon R. Cohen	Director and Senior Vice President	February 18, 2021
Jon R. Cohen, M.D.

/s/ Robert S. Fishel, M.D.	Director	February 18, 2021
Robert S. Fishel, M.D.

/s/ Richard Krasno, Ph.D.	Director	February 18, 2021
Richard Krasno, Ph.D.

/s/ Richard A. Lerner, M.D.	Director	February 18, 2021
Richard A. Lerner, M.D.

/s/ Roger J. Medel, M.D.	Director	February 18, 2021
Roger J. Medel, M.D.

/s/ John A. Paganelli	Director	February 18, 2021
John A. Paganelli

/s/ Richard C. Pfenniger, Jr.	Director	February 18, 2021
Richard C. Pfenniger, Jr.

/s/ Alice Lin-Tsing Yu, M.D., Ph.D.	Director	February 18, 2021
Alice Lin-Tsing Yu, M.D., Ph.D.

Exhibit Number	Description

3.2	Amended and Restated Bylaws

4.6	Description of Securities

21	Subsidiaries of the Company.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1
Certification by Phillip Frost, Chief Executive Officer, pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the year ended December 31, 2020.

31.2
Certification by Adam Logal, Chief Financial Officer, pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the year ended December 31, 2020.

32.1	Certification by Phillip Frost, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the year ended December 31, 2020.

32.2	Certification by Adam Logal, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the year ended December 31, 2020.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document