Form 10-Q
period 2021-03-31
OPKO HEALTH, INC.
filed 2021-04-28
CIK 944809

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021.
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

As of April 20, 2021, the registrant had 670,153,274 shares of Common Stock outstanding.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains “forward-looking statements,” as that term is defined under the Private Securities Litigation Reform Act of 1995 (“PSLRA”), Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements include statements about our expectations, beliefs or intentions regarding our product development efforts, business, financial condition, results of operations, strategies or prospects, including the potential impact of the COVID-19 pandemic on our businesses, operating results, cash flows and/or financial condition. You can identify forward-looking statements by the fact that these statements do not relate strictly to historical or current matters. Rather, forward-looking statements relate to anticipated or expected events, activities, trends or results as of the date they are made. Because forward-looking statements relate to matters that have not yet occurred, these statements are inherently subject to risks and uncertainties that could cause our actual results to differ materially from any future results expressed or implied by the forward-looking statements. Many factors could cause our actual activities or results to differ materially from the activities and results anticipated in forward-looking statements. These factors include those described below and in “Item 1A-Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2020, and described from time to time in our other filings with the Securities and Exchange Commission (the “SEC”). We do not undertake any obligation to update forward-looking statements, except to the extent required by applicable law. We intend that all forward-looking statements be subject to the safe-harbor provisions of the PSLRA. These forward-looking statements are only predictions and reflect our views as of the date they are made with respect to future events and financial performance.

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
•that we may fail to obtain regulatory approval for hGH-CTP (Somatrogon) or successfully commercialize hGH-CTP (Somatrogon);
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

OPKO Health, Inc. and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share and per share data)

	March 31, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$89,503	$72,211
Accounts receivable, net	320,462	286,314
Inventory, net	159,104	132,341
Other current assets and prepaid expenses	29,980	32,313
Total current assets	599,049	523,179
Property, plant and equipment, net	139,069	140,554
Intangible assets, net	456,309	475,002
In-process research and development	590,200	590,200
Goodwill	676,162	680,602
Investments	10,410	15,731
Operating lease right-of-use assets	38,631	37,735
Other assets	9,745	10,060
Total assets	$2,519,575	$2,473,063
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$162,690	$100,883
Accrued expenses	213,119	240,869
Current maturities of operating leases	10,305	9,028
Current portion of lines of credit and notes payable	17,816	24,703
Total current liabilities	403,930	375,483
Operating lease liabilities	32,394	29,760
Convertible notes	224,782	221,989
Deferred tax liabilities	135,244	137,208
Other long-term liabilities, principally contract liabilities, contingent consideration and lines of credit	26,711	37,072
Total long-term liabilities	419,131	426,029
Total liabilities	823,061	801,512
Equity:
Common Stock - $0.01 par value, 1,000,000,000 shares authorized; 670,703,076 and 670,585,576 shares issued at March 31, 2021 and December 31, 2020, respectively	6,707	6,706
Treasury Stock - 549,907 shares at March 31, 2021 and December 31, 2020, respectively	(1,791)	(1,791)
Additional paid-in capital	3,155,648	3,152,694
Accumulated other comprehensive loss	(13,295)	(4,225)
Accumulated deficit	(1,450,755)	(1,481,833)
Total shareholders’ equity	1,696,514	1,671,551
Total liabilities and equity	$2,519,575	$2,473,063
The accompanying unaudited Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

OPKO Health, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except share and per share data)

	For the three months ended March 31,
	2021	2020
Revenues:
Revenue from services	$506,951	$170,839
Revenue from products	33,945	31,074
Revenue from transfer of intellectual property and other	4,269	9,553
Total revenues	545,165	211,466
Costs and expenses:
Cost of service revenue	339,429	122,887
Cost of product revenue	24,078	17,371
Selling, general and administrative	112,286	76,132
Research and development	19,315	21,760
Contingent consideration	(957)	(860)
Amortization of intangible assets	12,577	14,938
Total costs and expenses	506,728	252,228
Operating income (loss)	38,437	(40,762)
Other income and (expense), net:
Interest income	5	142
Interest expense	(5,395)	(5,496)
Fair value changes of derivative instruments, net	(439)	621
Other income (expense), net	(927)	(12,332)
Other income and (expense), net	(6,756)	(17,065)
Income (loss) before income taxes and investment losses	31,681	(57,827)
Income tax provision	(560)	(1,171)
Net income (loss) before investment losses	31,121	(58,998)
Loss from investments in investees	(43)	(134)
Net income (loss)	$31,078	$(59,132)
Income (loss) per share, basic and diluted:
Income (loss) per share	$0.05	$(0.09)
Weighted average common shares outstanding, basic and diluted	640,853,200	640,578,794

The accompanying unaudited Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

OPKO Health, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(In thousands)

	For the three months ended March 31,
	2021	2020
Net income (loss)	$31,078	$(59,132)
Other comprehensive income (loss), net of tax:
Change in foreign currency translation and other comprehensive income (loss)	(9,070)	(8,117)
Comprehensive income (loss)	$22,008	$(67,249)

The accompanying unaudited Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
(In thousands, except share data)
For the three months ended March 31, 2021

	Common Stock		Treasury		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Shares	Dollars	Shares	Dollars
Balance at December 31, 2020	670,585,576	$6,706	(549,907)	$(1,791)	$3,152,694	$(4,225)	$(1,481,833)	$1,671,551
Equity-based compensation expense	—	—	—	—	2,647	—	—	2,647
Exercise of Common Stock options and warrants	117,500	1	—	—	307	—	—	308
Net income	—	—	—	—	—	—	31,078	31,078
Other comprehensive loss	—	—	—	—	—	(9,070)	—	(9,070)
Balance at March 31, 2021	670,703,076	$6,707	(549,907)	$(1,791)	$3,155,648	$(13,295)	$(1,450,755)	$1,696,514

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

OPKO Health, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	For the three months ended March 31,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$31,078	$(59,132)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	19,989	22,052
Non-cash interest	2,585	2,483
Amortization of deferred financing costs	222	203
Losses from investments in investees	43	134
Equity-based compensation – employees and non-employees	2,647	2,451
Realized loss (gain) on disposal of fixed assets and sales of equity securities	(3,039)	102
Change in fair value of equity securities and derivative instruments	(279)	9,259
Change in fair value of contingent consideration	(957)	(860)
Deferred income tax provision	(1,033)	613
Changes in assets and liabilities:
Accounts receivable, net	(35,238)	(763)
Inventory, net	(27,912)	(8,831)
Other current assets and prepaid expenses	1,415	(729)
Other assets	1,255	60
Accounts payable	62,231	(4,865)
Foreign currency measurement	946	56
Contract liabilities	(790)	(9,451)
Accrued expenses and other liabilities	(27,126)	3,848
Net cash provided by (used in) operating activities	26,037	(43,370)
Cash flows from investing activities:
Proceeds from sale of investments	8,079	—
Proceeds from the sale of property, plant and equipment	60	7
Capital expenditures	(9,245)	(5,626)
Net cash used in investing activities	(1,106)	(5,619)
Cash flows from financing activities:
Proceeds from the exercise of common stock options and warrants	308	—
Borrowings on lines of credit	472,213	186,398
Repayments of lines of credit	(479,713)	(188,009)
Net cash used in financing activities	(7,192)	(1,611)
Effect of exchange rate changes on cash and cash equivalents	(447)	(322)
Net increase (decrease) in cash and cash equivalents	17,292	(50,922)
Cash and cash equivalents at beginning of period	72,211	85,452
Cash and cash equivalents at end of period	$89,503	$34,530
SUPPLEMENTAL INFORMATION:
Interest paid	$4,689	$5,012
Income taxes paid, net of refunds	$1,470	$799

The accompanying unaudited Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

OPKO Health, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
NOTE 1 BUSINESS AND ORGANIZATION
We are a diversified healthcare company that seeks to establish industry-leading positions in large and rapidly growing medical markets. Our diagnostics business includes BioReference Laboratories, Inc. (“BioReference”), one of the nation’s largest full service laboratories with a core genetic testing business and an almost 300-person sales and marketing team to drive growth and leverage new products, including the 4Kscore test. Our pharmaceutical business features Rayaldee, a U.S. Food and Drug Administration (“FDA”) approved treatment for secondary hyperparathyroidism (“SHPT”) in adults with stage 3 or 4 chronic kidney disease (“CKD”) and vitamin D insufficiency (launched in November 2016) and a pipeline of products in various stages of development. Our leading product in development is Somatrogon (hGH-CTP), a once-weekly human growth hormone for which we have partnered with Pfizer, Inc. (“Pfizer”) and successfully completed a phase 3 study in August 2019, and for which the FDA has accepted the initial Biologics License Application (“BLA”) for filing and we have submitted a New Drug Application (an “NDA”) with the Ministry of Health, Labour and Welfare in Japan. We are incorporated in Delaware, and our principal executive offices are located in leased offices in Miami, Florida.
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

NOTE 2 IMPACT OF COVID-19
As the disease caused by SARS-CoV-2, a novel strain of coronavirus, COVID-19 continues to spread and severely impact the U.S. economy and economies of other countries around the world, we are committed to being a part of the coordinated public and private sector response to this unprecedented challenge. In response to the COVID-19 pandemic, BioReference is providing COVID-19 solutions, including diagnostic molecular testing and serology antibody testing, to meet the testing needs of its numerous customer verticals, including physicians, health systems, long-term care facilities, governments, schools, employers, professional sports teams and entertainment venues, as wells as the general public through relationships with retail pharmacy chains.
Revenue from services for the three months ended March 31, 2021 increased by $336.1 million as compared to 2020 due to COVID-19 testing volumes; however we are unable to predict how long the demand will continue for our COVID-19 related testing, or whether pricing and reimbursement policies for testing will sustain, and accordingly, the sustainability of our COVID-19 testing volumes is uncertain. Additionally, beginning in March 2020, BioReference experienced a decline in testing volumes due to the COVID-19 pandemic; however as stay at home orders and other restrictions have been lifted, we have seen our routine clinical and genomic testing volumes trending towards normalization with prior periods. Should stay at home orders or other restrictions be reenacted, we could see our routine testing levels decline. Excluding COVID-19 test volumes, for the three months ended March 31, 2021, genomic test volume increased 10.3% and routine clinical test volume declined 6.8% as compared to volumes for the three months ended March 31, 2020. Additionally, sales of Rayaldee have not increased in accordance with its expected growth trajectory as a result of challenges in onboarding new patients due to the COVID-19 pandemic. Federal, state and local governmental policies and initiatives designed to reduce the transmission of COVID-19 have resulted in, among other things, a significant reduction in physician office visits, the cancellation of elective medical procedures, customers closing or severely curtailing their operations (voluntarily or in response to government orders), and the adoption of work-from-home or shelter-in-place policies. We also continue to see a substantial need for COVID-19 testing by our existing clients and expect new clients as infections for the virus continue.
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
We have received, or expect to receive a number of benefits under the CARES Act including, but not limited to:
•During the second quarter of 2020, we received approximately $14 million under The Centers for Medicare & Medicaid Services (CMS) Accelerated and Advance Payment Program, which provides accelerated payments to Medicare providers/suppliers working to provide treatment to patients and combat the COVID-19 pandemic, and the amounts advanced are loans which will be offset against future claims and must be repaid in 2021. These loans are initially recorded as contract liabilities included in Accrued expenses and are recognized in Revenue from services when earned. As of March 31, 2021, no amount of the accelerated payments were recognized in revenue;
•We were eligible to defer depositing the employer’s share of Social Security taxes for payments due from March 27, 2020 through December 31, 2020, interest-free and penalty-free;
•We received approximately $16.2 million during 2020 from the funds that were distributed to healthcare providers for related expenses or lost revenues that are attributable to the COVID-19 pandemic. We recognized the $16.2 million grant in other revenues for the year ended December 31, 2020;
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

NOTE 3 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of presentation. The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring adjustments or adjustments otherwise disclosed herein) considered necessary to present fairly the Company’s results of operations, financial position and cash flows have been made. The results of operations and cash flows for the three months ended March 31, 2021 are not necessarily indicative of the results of operations and cash flows that may be reported for the remainder of 2021 or any other future periods. The unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2020.
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
Inventories. Inventories are valued at the lower of cost and net realizable value. Cost is determined by the first-in, first-out method. We consider such factors as the amount of inventory on hand, estimated time required to sell such inventories, remaining shelf-life, and current market conditions to determine whether inventories are stated at the lower of cost and net realizable value. Inventories at our diagnostics segment consist primarily of purchased laboratory supplies, which is used in our testing laboratories. Inventory obsolescence expense for the three months ended March 31, 2021 and 2020 was $3.1 million and $0.6 million, respectively.
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
Goodwill and intangible assets. Goodwill represents the difference between the purchase price and the estimated fair value of the net assets acquired accounted for by the acquisition method of accounting. Refer to Note 5. Goodwill, in-process research and development (“IPR&D”) and other intangible assets acquired in business combinations, licensing and other transactions was $1.7 billion at both at March 31, 2021 and December 31, 2020.
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
Goodwill was $676.2 million and $680.6 million respectively, at March 31, 2021 and December 31, 2020. Estimating the fair value of a reporting unit for goodwill impairment is highly sensitive to changes in projections and assumptions and changes in assumptions could potentially lead to impairment. We perform sensitivity analyses around our assumptions in order to assess the reasonableness of the assumptions and the results of our testing. Ultimately, potential changes in these assumptions may impact the estimated fair value of a reporting unit and result in an impairment if the fair value of such reporting unit is less than its carrying value.
Net intangible assets other than goodwill was $1.0 billion, including IPR&D of $590.2 million, at both March 31, 2021 and December 31, 2020. Intangible assets are highly vulnerable to impairment charges, particularly newly acquired assets for recently launched products and IPR&D. Considering the high risk nature of research and development and the industry’s success rate of bringing developmental compounds to market, IPR&D impairment charges may occur in future periods. Estimating the fair value of IPR&D for potential impairment is highly sensitive to changes in projections and assumptions and changes in assumptions could potentially lead to impairment.
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
We amortize intangible assets with definite lives on a straight-line basis over their estimated useful lives, ranging from 3 to 20 years. We use the straight-line method of amortization as there is no reliably determinable pattern in which the economic benefits of our intangible assets are consumed or otherwise used up. Amortization expense was $12.6 million and $14.9 million for the three months ended March 31, 2021 and 2020, respectively.

Fair value measurements. The carrying amounts of our cash and cash equivalents, accounts receivable, accounts payable and short-term debt approximate their fair value due to the short-term maturities of these instruments. Investments that are considered equity securities as of March 31, 2021 and December 31, 2020 are predominately carried at fair value. Our debt under the credit agreement with JPMorgan Chase Bank, N.A. approximates fair value due to the variable rate of interest applicable to such debt.
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
Derivative financial instruments. We record derivative financial instruments on our Condensed Consolidated Balance Sheet at their fair value and recognize the changes in the fair value in our Condensed Consolidated Statement of Operations when they occur, the only exception being derivatives that qualify as hedges. For the derivative instrument to qualify as a hedge, we are required to meet strict hedge effectiveness and contemporaneous documentation requirements at the initiation of the hedge and assess the hedge effectiveness on an ongoing basis over the life of the hedge. At March 31, 2021 and December 31, 2020, our foreign currency forward contracts held to economically hedge inventory purchases did not meet the documentation requirements to be designated as hedges. Accordingly, we recognize all changes in the fair values of our derivatives instruments, net, in our Condensed Consolidated Statement of Operations. Refer to Note 10.
Property, plant and equipment. Property, plant and equipment are recorded at cost or fair value if acquired in a business combination. Depreciation is provided using the straight-line method over the estimated useful lives of the assets and includes amortization expense for assets capitalized under finance leases. The estimated useful lives by asset class are as follows: software - 3 years, machinery, medical and other equipment - 5-8 years, furniture and fixtures - 5-12 years, leasehold improvements - the lesser of their useful life or the lease term, buildings and improvements - 10-40 years, and automobiles - 3-5 years. Expenditures for repairs and maintenance are charged to expense as incurred. Depreciation expense was $7.4 million and $7.1 million for the three months ended March 31, 2021 and 2020, respectively. Assets held under finance leases are included within Property, plant and equipment, net in our Condensed Consolidated Balance Sheet and are amortized over the shorter of their useful lives or the expected term of their related leases.
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
We operate in various countries and tax jurisdictions globally.  For interim reporting purposes, we record income taxes based on the expected effective income tax rate, taking into consideration year to date and global forecasted tax results.  For the three months ended March 31, 2021, the tax rate differed from the U.S. federal statutory rate of 21% primarily due to the valuation allowance against certain U.S. and non-U.S. deferred tax assets, the relative mix in earnings and losses in the U.S. versus foreign tax jurisdictions, and the impact of certain discrete tax events and operating results in tax jurisdictions which do not result in a tax benefit.
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
While we have receivables due from federal and state governmental agencies, we do not believe that such receivables represent a credit risk because the related healthcare programs are funded by federal and state governments, and payment is primarily dependent upon submitting appropriate documentation. At March 31, 2021 and December 31, 2020, receivable balances (net of explicit and implicit price concessions) from Medicare and Medicaid were 5% and 6%, respectively, of our consolidated Accounts receivable, net. At March 31, 2021 and December 31, 2020, receivable balances (net of explicit and implicit price concessions) due directly from states, cities and other municipalities, specifically related to our real-time reverse-transcription polymerase chain reaction (real-time RT-PCR) assay to detect COVID-19, were 10.3% and 6.3% of our consolidated accounts receivable, net, respectively.
The portion of our accounts receivable due from individual patients comprises the largest portion of credit risk. At March 31, 2021 and December 31, 2020, receivables due from patients represented approximately 0.7% and 0.7%, respectively, of our consolidated Accounts receivable, net.
We assess the collectability of accounts receivable balances by considering factors such as historical collection experience, customer credit worthiness, the age of accounts receivable balances, regulatory changes and current economic conditions and trends that may affect a customer’s ability to pay. Actual results could differ from those estimates. The allowance for credit losses was $2.5 million and $2.1 million at March 31, 2021 and December 31, 2020, respectively. The credit loss expense for the three months ended March 31, 2021 and 2020 was $0.3 million and $0.1 million, respectively.
Equity-based compensation. We measure the cost of services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is recognized in the Condensed Consolidated Statement of Operations over the period during which an employee is required to provide service in exchange for the award. We record excess tax benefits realized from the exercise of stock options as cash flows from operations. For the three months ended March 31, 2021 and 2020, we recorded $2.6 million and $2.5 million, respectively, of equity-based compensation expense.
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
Segment reporting. Our chief operating decision-maker (“CODM”) is Phillip Frost, M.D., our Chairman and Chief Executive Officer. Our CODM reviews our operating results and operating plans and makes resource allocation decisions on a Company-wide or aggregate basis. We manage our operations in two reportable segments, pharmaceutical and diagnostics. The pharmaceutical segment consists of our pharmaceutical operations in Chile, Mexico, Ireland, Israel and Spain, Rayaldee product sales and our pharmaceutical research and development. The diagnostics segment primarily consists of clinical and genomics laboratory operations through BioReference and point-of-care operations. There are no significant inter-segment sales. We evaluate the performance of each segment based on operating profit or loss. There is no inter-segment allocation of interest expense or income taxes. Refer to Note 15.
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

NOTE 4 EARNINGS (LOSS) PER SHARE
Basic income (loss) per share is computed by dividing our net income (loss) by the weighted average number of shares of our common stock par value $0.01 per share (“Common Stock”) outstanding during the period. Shares of Common Stock outstanding under the share lending arrangement entered into in conjunction with the 2025 Notes (as defined in Note 7) are excluded from the calculation of basic and diluted earnings per share because the borrower of the shares is required under the share lending arrangement to refund any dividends paid on the shares lent. Refer to Note 7. For diluted earnings per share, the dilutive impact of stock options and warrants is determined by applying the “treasury stock” method. The dilutive impact of the 2033 Senior Notes, the 2023 Convertible Notes and the 2025 Notes (each, as defined and discussed in Note 7) has been considered using the “if converted” method. For periods in which their effect would be antidilutive, no effect is given to Common Stock issuable under outstanding options or warrants or the potentially dilutive shares issuable pursuant to the 2033 Senior Notes, the 2023 Convertible Notes and the 2025 Notes in the dilutive computation.

A total of 74,623,270 and 69,339,603 potential shares of Common Stock were excluded from the calculation of diluted net loss per share for the three months ended March 31, 2021, and 2020, respectively, because their inclusion would be antidilutive. A full presentation of diluted earnings per share has not been provided because the required adjustments to the numerator and denominator resulted in diluted earnings per share equivalent to basic earnings per share.
During the three months ended March 31, 2021, 117,500 Common Stock options and Common Stock warrants to purchase shares of our Common Stock were exercised, resulting in the issuance of 117,500 shares of Common Stock. Of the 117,500 Common Stock options and Common Stock warrants exercised, no shares of Common Stock were surrendered in lieu of a cash payment via the net exercise feature of the agreements.
During the three months ended March 31, 2020, no Common Stock options or Common Stock warrants to purchase shares of our Common Stock were exercised, resulting in the issuance of no shares of Common Stock.

NOTE 5 COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS

(In thousands)	March 31, 2021	December 31, 2020
Accounts receivable, net:
Accounts receivable	$322,940	$288,369
Less: allowance for credit losses	(2,478)	(2,055)
	$320,462	$286,314
Inventories, net:
Consumable supplies	$114,042	$86,779
Finished products	39,287	36,831
Work in-process	4,706	5,268
Raw materials	5,966	5,784
Less: inventory reserve	(4,897)	(2,321)
	$159,104	$132,341
Other current assets and prepaid expenses:
Taxes recoverable	$9,480	$13,440
Prepaid expenses	13,628	7,259
Prepaid insurance	1,458	3,803
Other receivables	351	2,502
Other	5,063	5,309
	$29,980	$32,313
Intangible assets, net:
Customer relationships	$447,095	$448,751
Technologies	288,222	296,623
Trade names	49,805	49,820
Covenants not to compete	16,326	16,334
Licenses	5,766	5,766
Product registrations	7,881	8,025
Other	6,288	6,513
Less: accumulated amortization	(365,074)	(356,830)
	$456,309	$475,002
Accrued expenses:
Inventory received but not invoiced	$50,732	$72,160
Commitments and contingencies	17,777	15,454
Employee benefits	46,428	43,300
Contract liabilities	15,031	15,783
Clinical trials	6,597	7,112
Contingent consideration	—	1,188
Finance leases short-term	2,287	2,453
Professional fees	4,790	4,985
Other	69,477	78,434
	$213,119	$240,869

(In thousands)	March 31, 2021	December 31, 2020

Other long-term liabilities:
Contingent consideration	$3,564	$4,507
Mortgages and other debts payable	3,325	3,837
Finance leases long-term	2,506	2,805
Contract liabilities	557	595
Other	16,759	25,328
	$26,711	$37,072

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
The changes in value of the intangible assets and goodwill during the three months ended March 31, 2021 were primarily due to foreign currency fluctuations between the Chilean Peso, and the Euro against the U.S. dollar.
The following table summarizes the changes in Goodwill by reporting unit during the three months ended March 31, 2021.

	2021
(In thousands)	Gross goodwill at January 1	Cumulative impairment at January 1	Goodwill impairment	Foreign exchange and other	Balance at March 31
Pharmaceuticals
CURNA	$4,827	$(4,827)	$—	$—	$—
Rayaldee	93,418	—	—	(3,998)	89,420
FineTech	11,698	(11,698)	—	—	—
OPKO Biologics	139,784	—	—	—	139,784
OPKO Chile	4,505	—	—	(88)	4,417
OPKO Health Europe	8,086	—	—	(354)	7,732
OPKO Mexico	100	(100)	—	—	—
Transition Therapeutics	3,421	(3,421)	—	—	—

Diagnostics
BioReference	434,809	—	—	—	434,809
OPKO Diagnostics	17,977	(17,977)	—	—	—
	$718,625	$(38,023)	$—	$(4,440)	$676,162

NOTE 6 INVESTMENTS
Investments
The following table reflects the accounting method, carrying value and underlying equity in net assets of our unconsolidated investments as of March 31, 2021 and December 31, 2020:

(in thousands)	As of March 31, 2021		As of December 31, 2020
Investment type	Investment Carrying Value	Underlying Equity in Net Assets	Investment Carrying Value	Underlying Equity in Net Assets
Equity method investments	$385	$2,479	$426	$2,252
Variable interest entity, equity method	1,057	12	1,060	9
Equity securities	8,837		14,136
Equity securities with no readily determinable fair value	35		35
Warrants and options	96		74
Total carrying value of investments	$10,410		$15,731
Equity method investments
Our equity method investments consist of investments in Pharmsynthez (ownership 9%), Cocrystal Pharma, Inc. (“COCP”) (4%), Non-Invasive Monitoring Systems, Inc. (“NIMS”) (1%), Neovasc, Inc. (“Neovasc”) (1%), InCellDx, Inc. (“InCellDx”) (29%), BioCardia, Inc. (“BioCardia”) (1%), and Xenetic Biosciences, Inc. (“Xenetic”) (2%). The aggregate total assets, liabilities, and net losses of our equity method investees as of and for the three months ended March 31, 2021 were $109.5 million, $23.9 million, and $10.1 million, respectively. The aggregate total assets, liabilities, and net losses of our equity method investees as of and for the year ended December 31, 2020 were $90.9 million, $28.4 million, and $75.4 million, respectively. We have determined that we and/or our related parties can significantly influence control of our equity method investments through our board representation and/or voting power. Accordingly, we account for our investment in these entities under the equity method and record our proportionate share of their losses in Loss from investments in investees in our Condensed Consolidated Statement of Operations. The aggregate value of our equity method investments based on the quoted market prices of their respective shares of common stock and the number of shares held by us as of March 31, 2021 was $7.6 million.
Investments in Equity Securities
Our equity securities consist of investments in Phio Pharmaceuticals (“Phio”) (ownership 0.01%), VBI Vaccines Inc. (“VBI”) (1%), ChromaDex Corporation (“ChromaDex”) (0.1%), MabVax Therapeutics Holdings, Inc. (“MabVax”) (1%), and Eloxx Pharmaceuticals, Inc. (“Eloxx”) (3%). We have determined that our ownership, along with that of our related parties, does not provide us with significant influence over the operations of these investments. Accordingly, we account for our investment in these entities as equity securities, and we record changes in the fair value of these investments in Other income (expense) each reporting period when they have readily determinable fair value. Equity securities without a readily determinable fair value are adjusted to fair value when there is an observable price change. Net gains and losses on our equity securities for the three months ended March 31, 2021, and 2020 were as follows:

	For the three months ended March 31
(in thousands)	2021	2020
Equity Securities:
Net gains and losses recognized during the period on equity securities	$2,780	$(9,880)
Less: Net gains and losses realized during the period on equity securities	(2,981)	—
Unrealized net gains and losses recognized during the period on equity securities still held at the reporting date	$(201)	$(9,880)
Sales of investments
Gains (losses) included in earnings from sales of our investments are recorded in Other income (expense), net in our Condensed Consolidated Statement of Operations. The cost of securities sold is based on the specific identification method.

Warrants and options
In addition to our equity method investments and equity securities, we hold options to purchase 47 thousand additional shares of BioCardia, all of which were vested as of March 31, 2021 and December 31, 2020, and 33 thousand, 0.7 million, 40 thousand and 404 warrants to purchase shares of COCP, InCellDx, Inc., Xenetic, and Phio, respectively. We recorded the changes in the fair value of the options and warrants in Fair value changes of derivative instruments, net in our Condensed Consolidated Statement of Operations. We also recorded the fair value of the options and warrants in Investments, net in our Condensed Consolidated Balance Sheet. See further discussion of the Company’s options and warrants in Note 9 and Note 10.
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

Our initial capital investment in Detect Genomix was $245,000 for which we received a 49% ownership interest in Detect Genomix. We are required to make additional capital contributions to Detect Genomix in accordance with our percentage interests if Detect Genomix is unable to generate positive cash flow from operations or is unable to obtain alternative financing. We have not made any other investments in or loans to Detect Genomix through March 31, 2021.
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
We own 1,260,000 shares of Zebra Series A-2 Preferred Stock and 900,000 shares of Zebra restricted common stock (ownership 29% at March 31, 2021). Zebra is a privately held biotechnology company focused on the discovery and development of biosuperior antibody therapeutics and complex drugs. Dr. Richard Lerner, M.D., a member of our Board of Directors, is a founder of Zebra and, along with Dr. Frost, serves as a member of Zebra’s Board of Directors.
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

NOTE 7 DEBT
As of March 31, 2021 and December 31, 2020, our debt consists of the following:

(In thousands)	March 31, 2021	December 31, 2020
2025 Notes	$158,278	$156,163
2023 Convertible Notes	63,453	62,776
2033 Senior Notes	3,050	3,050
JP Morgan Chase	—	7,057
Chilean and Spanish lines of credit	16,093	15,897
Current portion of notes payable	1,724	1,749
Long term portion of notes payable	3,919	4,513
Total	$246,517	$251,205

Balance sheet captions
Convertible Notes	$224,782	$221,989
Current portion of lines of credit and notes payable	17,816	24,703
LT notes payable included in long-term liabilities	3,919	4,513
Total	$246,517	$251,205

On February 25, 2020, we entered into a credit agreement with an affiliate of Dr. Frost, pursuant to which the lender committed to provide us with an unsecured line of credit in the amount of $100 million. Borrowings under the line of credit will bear interest at a rate of 11% per annum and may be repaid and reborrowed at any time. The credit agreement includes various customary remedies for the lender following an event of default, including the acceleration of repayment of outstanding amounts under line of credit. The line of credit matures on February 25, 2025. The line of credit also calls for a commitment fee equal to 0.25% per annum of the unused portion of the line. As of March 31, 2021, no funds were borrowed under the line of credit.
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
In conjunction with the issuance of the 2025 Notes, we agreed to loan up to 30,000,000 shares of our Common Stock to affiliates of the underwriter in order to assist investors in the 2025 Notes to hedge their position. As of March 31, 2021 and December 31, 2020, a total of 29,250,000 shares were issued under the share lending arrangement. We will not receive any of the proceeds from the sale of the borrowed shares, but we received a one-time nominal fee of $0.3 million for the newly issued shares. Shares of our Common Stock outstanding under the share lending arrangement are excluded from the calculation of basic and diluted earnings per share. See Note 4.
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
The following table sets forth information related to the 2025 Notes which is included in our Condensed Consolidated Balance Sheet as of March 31, 2021:

(In thousands)	2025 Senior Notes	Discount	Debt Issuance Cost	Total
Balance at December 31, 2020	$200,000	$(39,537)	$(4,300)	$156,163
Amortization of debt discount and debt issuance costs	—	1,907	208	2,115
Balance at March 31, 2021	$200,000	$(37,630)	$(4,092)	$158,278

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

In November 2015, BioReference and certain of its subsidiaries entered into a credit agreement with JPMorgan Chase Bank, N.A. (“CB”), as lender and administrative agent, as amended (the “Credit Agreement”). The Credit Agreement provides for a $75.0 million secured revolving credit facility and includes a $20.0 million sub-facility for swingline loans and a $20.0 million sub-facility for the issuance of letters of credit. The Credit Agreement matures on November 5, 2021 and is guaranteed by all of BioReference’s domestic subsidiaries. The Credit Agreement is also secured by substantially all assets of BioReference and its domestic subsidiaries, as well as a non-recourse pledge by us of our equity interest in BioReference. Availability under the Credit Agreement is based on a borrowing base composed of eligible accounts receivables of BioReference and certain of its subsidiaries, as specified therein. As of March 31, 2021, $64.7 million remained available for borrowing under the Credit Agreement. Principal under the Credit Agreement is due upon maturity on November 5, 2021.

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

    As of March 31, 2021 and December 31, 2020, no amount and $7.1 million, respectively, was outstanding under the Credit Agreement.

The Credit Agreement contains customary covenants and restrictions, including, without limitation, covenants that require BioReference and its subsidiaries to maintain a minimum fixed charge coverage ratio if availability under the new credit facility falls below a specified amount and to comply with laws and restrictions on the ability of BioReference and its subsidiaries to incur additional indebtedness or to pay dividends and make certain other distributions to the Company, subject to certain exceptions as specified therein. Failure to comply with these covenants would constitute an event of default under the Credit Agreement, notwithstanding the ability of BioReference to meet its debt service obligations. The Credit Agreement also includes various customary remedies for the lenders following an event of default, including the acceleration of repayment of outstanding amounts under the Credit Agreement and execution upon the collateral securing obligations under the Credit Agreement. Substantially all the assets of BioReference and its subsidiaries are restricted from sale, transfer, lease, disposal or distributions to the Company, subject to certain exceptions. As of March 31, 2021, BioReference and its subsidiaries had net assets of approximately $1,077.1 million, which included goodwill of $434.8 million and intangible assets of $322.0 million.
In addition to the Credit Agreement with CB, we had line of credit agreements with eleven other financial institutions as of both March 31, 2021 and December 31, 2020 in the U.S., Chile and Spain. These lines of credit are used primarily as sources of working capital for inventory purchases.
The following table summarizes the amounts outstanding under the BioReference, Chilean and Spanish lines of credit:

(Dollars in thousands)			Balance Outstanding
Lender	Interest rate on borrowings at March 31, 2021	Credit line capacity	March 31, 2021	December 31, 2020
JPMorgan Chase	3.75%	$75,000	$—	$7,057
Itau Bank	5.50%	2,540	2,540	2,353
Bank of Chile	6.60%	2,275	1,732	1,494
BICE Bank	5.50%	2,500	310	1,166
BBVA Bank	5.50%	4,500	—	—
Security Bank	5.50%	4,500	561	262
Estado Bank	5.50%	2,425	2,425	2,127
Santander Bank	5.50%	4,700	2,951	3,025
Scotiabank	5.00%	2,500	1,891	1,829
Corpbanca	5.00%	3,683	3,683	3,641
Banco De Sabadell	1.75%	586	—	—
Santander Bank	1.82%	586	—	—
Total		$105,795	$16,093	$22,954
At March 31, 2021 and December 31, 2020, the weighted average interest rate on our lines of credit was approximately 5.5% and 4.9%, respectively.
At March 31, 2021 and December 31, 2020, we had notes payable and other debt (excluding the 2033 Senior Notes, the 2023 Convertible Notes, the 2025 Notes, the Credit Agreement and amounts outstanding under lines of credit described above) as follows:

(In thousands)	March 31, 2021	December 31, 2020
Current portion of notes payable	$1,724	$1,749
Other long-term liabilities	3,919	4,513
Total	$5,643	$6,262
The notes and other debt mature at various dates ranging from 2020 through 2024, bearing variable interest rates from 0.7% up to 3.8%. The weighted average interest rate on the notes and other debt was 2.8% and 2.9% on March 31, 2021 and December 31, 2020. The notes are partially secured by our office space in Barcelona.

NOTE 8 ACCUMULATED OTHER COMPREHENSIVE LOSS
For the three months ended March 31, 2021, changes in Accumulated other comprehensive loss, net of tax, were as follows:

(In thousands)	Foreign currency translation
Balance at December 31, 2020	$(4,225)
Other comprehensive loss	(9,070)
Balance at March 31, 2021	$(13,295)

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
As of March 31, 2021, we had equity securities (refer to Note 6), forward foreign currency exchange contracts for inventory purchases (refer to Note 10) and contingent consideration related to the acquisitions of CURNA, OPKO Diagnostics and OPKO Renal that are required to be measured at fair value on a recurring basis. In addition, in connection with our investment and our consulting agreement with BioCardia, we record the related BioCardia options at fair value as well as the warrants from COCP, InCellDx, Xenetic and Phio.
Our financial assets and liabilities measured at fair value on a recurring basis are as follows:

	Fair value measurements as of March 31, 2021
(In thousands)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Assets:
Equity securities	$8,837	$—	$—	$8,837
Common stock options/warrants	—	96	—	96
Total assets	$8,837	$96	$—	$8,933
Liabilities:
Forward contracts	—	206	—	206
Contingent consideration	—	—	3,564	3,564
Total liabilities	$—	$206	$3,564	$3,770

	Fair value measurements as of December 31, 2020
(In thousands)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Assets:
Equity securities	$14,136	$—	$—	$14,136
Common stock options/warrants	—	74	—	74
Total assets	$14,136	$74	$—	$14,210
Liabilities:
Forward contracts	—	1,040	—	1,040
Contingent consideration	—	—	5,695	5,695
Total liabilities	$—	$1,040	$5,695	$6,735

The carrying amount and estimated fair value of our 2025 Notes, as well as the applicable fair value hierarchy tiers, are contained in the table below. The fair value of the 2025 Notes is determined using inputs other than quoted prices in active markets that are directly observable.

	March 31, 2021
(In thousands)	Carrying Value	Total Fair Value	Level 1	Level 2	Level 3
2025 Notes	$158,278	$268,574	$—	$268,574	$—
There have been no transfers between Level 1 and Level 2 and no transfers to or from Level 3 of the fair value hierarchy.
As of March 31, 2021 and December 31, 2020, the carrying value of our other financial instrument assets approximates their fair value due to their short-term nature or variable rate of interest.
The following table reconciles the beginning and ending balances of our Level 3 assets and liabilities as of March 31, 2021:

March 31, 2021
(In thousands)	Contingent consideration
Balance at December 31, 2020	$5,694
Change in fair value:
Included in results of operations	(957)
Payments	(1,173)
Balance at March 31, 2021	$3,564
The estimated fair values of our financial instruments have been determined by using available market information and what we believe to be appropriate valuation methodologies. We use the following methods and assumptions in estimating fair value:
Contingent consideration – We estimate the fair value of the contingent consideration utilizing a discounted cash flow model for the expected payments based on estimated timing and expected revenues. We use several discount rates depending on each type of contingent consideration related to OPKO Diagnostics, CURNA and OPKO Renal transactions. As of March 31, 2021, of the $3.6 million of contingent consideration, $0.0 million was recorded in Accrued expenses and $3.6 million was recorded in Other long-term liabilities. As of December 31, 2020, of the $5.7 million of contingent consideration, $1.2 million was recorded in Accrued expenses and $4.5 million was recorded in Other long-term liabilities.

NOTE 10 DERIVATIVE CONTRACTS
The following table summarizes the fair values and the presentation of our derivative assets (liabilities) in the Condensed Consolidated Balance Sheets:

(In thousands)	Balance Sheet Component	March 31, 2021	December 31, 2020
Derivative financial instruments:
Common Stock options/warrants	Investments, net	$96	$74
Forward contracts	Unrealized gains on forward contracts are recorded in Other current assets and prepaid expenses. Unrealized (losses) on forward contracts are recorded in Accrued expenses.	$206	$(1,040)
We enter into foreign currency forward exchange contracts with respect to the risk of exposure to exchange rate differences arising from inventory purchases on letters of credit. Under these forward contracts, for any rate above or below the fixed rate, we receive or pay the difference between the spot rate and the fixed rate for the given amount at the settlement date.
To qualify the derivative instrument as a hedge, we are required to meet strict hedge effectiveness and contemporaneous documentation requirements at the initiation of the hedge and assess the hedge effectiveness on an ongoing basis over the life of the hedge. At March 31, 2021 and December 31, 2020, our derivative financial instruments did not meet the documentation requirements to be designated as hedges. Accordingly, we recognize the changes in Fair value of derivative instruments, net in our Condensed Consolidated Statement of Operations. The following table summarizes the losses and gains recorded for the three months ended March 31, 2021 and 2020:

	Three months ended March 31,
(In thousands)	2021	2020
Derivative gain (loss):
Common Stock options/warrants	$21	$(62)
Forward contracts	(460)	683
Total	$(439)	$621

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
In August 2020, GeneDx, Inc., a subsidiary of BioReference, entered into an agreement with Mednax Services, Inc. (“Mednax Services”), a subsidiary of MEDNAX, Inc., (“MEDNAX”) pursuant to which the parties formed a joint venture under the brand Detect Genomix. GeneDx’s initial capital investment in Detect Genomix was $245,000 for which GeneDx received a 49% ownership interest in Detect Genomix, and Mednax Services contributed $255,000 in exchange for a 51% ownership interest in Detect Genomix. Adam Logal, the Company’s CFO, is the chair and sits on the Board of Managers of the joint venture. Mednax Services provides administrative services to the joint venture pursuant to an administrative services agreement. GeneDx provides laboratory services to the joint venture. Dr. Roger Medel, a director of the Company, is the former Chief Executive Officer of MEDNAX and Mednax Services. Dr. Medel serves on the board of MEDNAX.
On February 25, 2020, we entered into a credit agreement with an affiliate of Dr. Frost, pursuant to which the lender committed to provide us with an unsecured line of credit in the amount of $100 million. Borrowings under the line of credit will bear interest at a rate of 11% per annum and may be repaid and reborrowed at any time. The credit agreement includes various customary remedies for the lender following an event of default, including the acceleration of repayment of outstanding amounts under this line of credit. This line of credit matures on February 25, 2025. The line of credit also calls for a commitment fee equal to 0.25% per annum of the unused portion of the line. As of March 31, 2021, no funds were borrowed under the line of credit.

The Company owns approximately 9% of Pharmsynthez and Pharmsynthez is Xenetic’s largest and controlling stockholder. Dr. Richard Lerner, a director of the Company, is a co-inventor of Xenetic’s technology and received 31,240 shares of Xenetic upon the closing of the Xenetic transactions described above. Adam Logal, our Senior Vice President and Chief Financial Officer, is a director of Xenetic.
We hold investments in Zebra (ownership 29%), Neovasc (1%), ChromaDex Corporation (0.1%), MabVax (1%), COCP (4%), NIMS (1%), Eloxx (3%), and BioCardia (1%). These investments were considered related party transactions as a result of our executive management’s ownership interests and/or board representation in these entities. See further discussion of our investments in Note 6.
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
We reimburse Dr. Frost for Company-related use by Dr. Frost and our other executives of an airplane owned by a company that is beneficially owned by Dr. Frost. We reimburse Dr. Frost for out-of-pocket operating costs for the use of the airplane by Dr. Frost or Company executives for Company-related business. We do not reimburse Dr. Frost for personal use of the airplane by Dr. Frost or any other executive. For the three months ended March 31, 2021 and 2020, we reimbursed approximately $0 thousand and $94 thousand, respectively, for Company-related travel by Dr. Frost and other OPKO executives.
NOTE 12 COMMITMENTS AND CONTINGENCIES
In connection with our acquisitions of CURNA, OPKO Diagnostics and OPKO Renal, we agreed to pay future consideration to the sellers upon the achievement of certain events. As a result, as of March 31, 2021, we recorded $3.6 million as contingent consideration, with $0.0 million recorded within Accrued expenses and $3.6 million recorded within Other long-term liabilities in the accompanying Condensed Consolidated Balance Sheets. Refer to Note 5.
On April 5, 2019, former shareholders of Claros Diagnostics, Inc. filed a complaint in the Chancery Court of Delaware against the Company, alleging among other things, that the Company breached the Agreement and Plan of Merger dated October 13, 2011 by and among the Company, Claros Merger Subsidiary, LLC and Claros Diagnostics, Inc. (the “Merger Agreement”): (i) by failing to make a milestone payment of $2.375 million (payable in OPKO Common Stock) upon obtaining FDA approval of the Claros PSA test; and (ii) by repudiating its obligations to make additional future milestone payments as required under the Merger Agreement. In January 2021, the Company and the shareholder representative entered into a settlement agreement providing, among other things, that the Company pay the shareholders $1.2 million, which the Company has paid.
As previously disclosed, on September 7, 2018, the Securities and Exchange Commission (the “SEC”) filed a lawsuit in the Southern District of New York (the “SEC Complaint”) against a number of individuals and entities (the “Defendants”), including the Company and its CEO and Chairman, Dr. Phillip Frost. The SEC alleged, among other things, that the Company (i) aided and abetted an illegal “pump and dump” scheme perpetrated by a number of the Defendants, and (ii) failed to file required Schedules 13D or 13G with the SEC. The Company and Dr. Frost entered into settlement agreements with the SEC that resolved the SEC Complaint against each of them, which were approved by the court in January 2019. Pursuant to the settlement, and without admitting or denying any of the allegations of the SEC Complaint, the Company is enjoined from violating Section 13(d) of the Exchange Act and paid a $100,000 penalty. Liability under Section 13(d) can be established without any showing of wrongful intent or negligence.
Following the SEC’s announcement of the SEC Complaint, we were named in several class action lawsuits, more than a dozen derivative suits which have now been settled, and other litigation relating to the allegations in the SEC Complaint among other matters. On June 26, 2020, The Amitim Funds, the lead plaintiff in the class action lawsuits, filed a Stipulation of Settlement in the Southern District of Florida of behalf of itself and the remainder of the class, which provides for the settlement of and release of the class action claims against the Company and Dr. Frost for $16.5 million. Our insurance carriers have agreed to provide coverage for a significant portion of the settlement amount in connection with the class action lawsuits. On April 28, 2021, an Order Granting Final Approval of Class Action Settlement and Order of Dismissal with Prejudice was entered in the United States District Court for the Southern District of Florida, Miami Division, approving the settlement.
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

At March 31, 2021, we were committed to make future purchases for inventory and other items in 2021 that occur in the ordinary course of business under various purchase arrangements with fixed purchase provisions aggregating approximately $301.5 million.
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
The complexities and ambiguities of billing, reimbursement regulations and claims processing, as well as considerations unique to Medicare and Medicaid programs, require us to estimate the potential for retroactive adjustments as an element of variable consideration in the recognition of revenue in the period the related services are rendered. Actual amounts are adjusted in the period those adjustments become known. For the three months ended March 31, 2021, positive revenue adjustments due to changes in estimates of implicit price concessions for performance obligations satisfied in prior periods of $28.0 million were recognized, and for the three months ended March 31, 2020, revenue reductions of $8.9 million were recognized due to changes in estimates of implicit price concessions for performance obligations satisfied in prior periods. Revenue adjustments for the three months ended March 31, 2021 were primarily due to an improvement in COVID-19 test reimbursement estimates.
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
Settlements with third-party payors for retroactive adjustments due to audits, reviews or investigations are also considered variable consideration and are included in the determination of the estimated transaction price for providing services. These settlements are estimated based on the terms of the payment agreement with the payor, correspondence from the payor and our historical settlement activity, including an assessment of the probability a significant reversal of cumulative revenue recognized will occur when the uncertainty is subsequently resolved. Estimated settlements are adjusted in future periods as adjustments become known (that is, new information becomes available), or as years are settled or are no longer subject to such audits, reviews, and investigations. As of March 31, 2021 and December 31, 2020, we had liabilities of approximately $11.8 million and $14.9 million, respectively, within Accrued expenses and Other long-term liabilities related to reimbursements for payor overpayments.
The composition of Revenue from services by payor for the three months ended March 31, 2021 and 2020 was as follows:

	Three months ended March 31,
(In thousands)	2021	2020
Healthcare insurers	$164,829	$99,081
Government payers	73,658	26,930
Client payers	262,907	39,132
Patients	5,557	5,696
Total	$506,951	$170,839
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
We recognize revenue for shipments of Rayaldee at the time of delivery to customers after estimating Sales Deductions and product returns as elements of variable consideration utilizing historical information and market research projections. For the three months ended March 31, 2021 and 2020, we recognized $5.8 million and $9.9 million, respectively, in net product revenue from sales of Rayaldee.
The following table presents an analysis of product sales allowances and accruals for the three months ended March 31, 2021:

(In thousands)	Chargebacks, discounts, rebates and fees	Governmental	Returns	Total
Balance at December 31, 2020	$2,332	$5,812	$3,593	$11,737
Provision related to current period sales	3,815	5,694	313	9,822
Credits or payments made	(4,454)	(5,297)	(419)	(10,170)
Balance at March 31, 2021	$1,693	$6,209	$3,487	$11,389

Total gross Rayaldee sales				$15,645
Provision for Rayaldee sales allowances and accruals as a percentage of gross Rayaldee sales				63%
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
For the three months ended March 31, 2021 and 2020, revenue from transfer of intellectual property principally reflects $2.8 million and $8.7 million of revenue, respectively, related to the Pfizer Transaction (as defined below). Refer to Note 14 for discussion of the Pfizer Transaction.
Contract liabilities relate to cash consideration that OPKO receives in advance of satisfying the related performance obligations. Changes in the contractual liabilities balance during the three months ended March 31, 2021 are as follows:

(In thousands)
Balance at December 31, 2020	$16,378
Balance at March 31, 2021	15,588
Revenue recognized in the period from:
Amounts included in contracts liability at the beginning of the period	790
The contract liability balance at March 31, 2021 related primarily to accelerated payments received as part of the CARES Act. Refer to Note 2.
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
During the first quarter of 2021, regulatory submissions in the major global markets for Somatrogan have been accepted including, the U.S., European Medicines Agency, and Ministry of Health, Labour, and Welfare in Japan for Somatrogon for the treatment of pediatric patients with GHD.
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
We recognized the non-refundable $295.0 million upfront payments as revenue as the research and development services were completed and as of both March 31, 2021 and December 31, 2020, we had no contract liabilities related to the Pfizer Transaction.
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
NOTE 15 SEGMENTS
We manage our operations in two reportable segments, pharmaceutical and diagnostics. The pharmaceutical segment consists of our pharmaceutical operations in Chile, Mexico, Ireland, Israel and Spain, Rayaldee product sales and our pharmaceutical research and development. The diagnostics segment primarily consists of our clinical and genomics laboratory operations through BioReference and our point-of-care operations. There are no significant inter-segment sales. We evaluate the performance of each segment based on operating profit or loss. There is no inter-segment allocation of interest expense and income taxes.
Information regarding our operations and assets for our operating segments and the unallocated corporate operations as well as geographic information are as follows:

	For the three months ended March 31,
(In thousands)	2021	2020
Revenue from services:
Pharmaceutical	$—	$—
Diagnostics	506,951	170,839
Corporate	—	—
	$506,951	$170,839
Revenue from products:
Pharmaceutical	$33,945	$31,074
Diagnostics	—	—
Corporate	—	—
	$33,945	$31,074
Revenue from transfer of intellectual property and other:
Pharmaceutical	$4,269	$9,553
Diagnostics	—	—
Corporate	—	—
	$4,269	$9,553
Operating income (loss):
Pharmaceutical	$(19,157)	$(14,126)
Diagnostics	67,014	(18,133)
Corporate	(9,420)	(8,503)
	$38,437	$(40,762)
Depreciation and amortization:
Pharmaceutical	$7,413	$7,121
Diagnostics	12,576	14,871
Corporate	—	60
	$19,989	$22,052
Loss from investment in investees:
Pharmaceutical	$(43)	$(134)
Diagnostics	—	—
Corporate	—	—
	$(43)	$(134)
Revenues:
United States	$512,871	$180,872
Ireland	7,129	11,901
Chile	14,152	10,850
Spain	5,919	4,156
Israel	2,512	1,707
Mexico	2,418	1,841
Other	164	139
	$545,165	$211,466

(In thousands)	March 31, 2021	December 31, 2020
Assets:
Pharmaceutical	$1,151,771	$1,176,245
Diagnostics	1,330,183	1,268,738
Corporate	37,621	28,080
	$2,519,575	$2,473,063
Goodwill:
Pharmaceutical	$241,353	$245,793
Diagnostics	434,809	434,809
Corporate	—	—
	$676,162	$680,602

No customer represented more than 10% of our total consolidated revenue during the three months ended March 31, 2021 and 2020. As of March 31, 2021 and December 31, 2020, no customer represented more than 10% of our accounts receivable balance.
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
The following table presents the lease balances within the Condensed Consolidated Balance Sheet as of March 31, 2021 and December 31, 2020:

(in thousands)	Classification on the Balance Sheet	March 31, 2021	December 31, 2020
Assets
Operating lease assets	Operating lease right-of-use assets	$38,631	$37,735
Finance lease assets	Property, plant and equipment, net	4,793	5,258

Liabilities
Current
Operating lease liabilities	Current maturities of operating leases	10,305	9,028
Accrued expenses	Current maturities of finance leases	2,287	2,453
Long-term
Operating lease liabilities	Operating lease liabilities	32,394	29,760
Other long-term liabilities	Finance lease liabilities	$2,506	$2,805

Weighted average remaining lease term
Operating leases		5.8 years	5.4 years
Finance leases		2.4 years	2.3 years
Weighted average discount rate
Operating leases		5.7%	5.8%
Finance leases		4.3%	3.6%
The following table reconciles the undiscounted future minimum lease payments (displayed by year and in the aggregate) under noncancelable operating leases with terms of more than one year to the total operating lease liabilities recognized on our Condensed Consolidated Balance Sheet as of March 31, 2021:

(in thousands)	Operating	Finance
April 1, 2021 through December 31, 2021	$7,492	$1,869
2022	10,666	1,525
2023	7,471	921
2024	5,587	571
2025	3,714	113
Thereafter	16,364	—
Total undiscounted future minimum lease payments	51,294	4,999
Less: Difference between lease payments and discounted lease liabilities	8,595	206
Total lease liabilities	$42,699	$4,793
Expense under operating leases and finance leases was $4.5 million and $0.6 million, respectively, for the three months ended March 31, 2021, which includes $0.7 million of variable lease costs. Expense under operating leases and finance leases was $4.6 million and $0.7 million, respectively, for the three months ended March 31, 2020, which includes $0.8 million of variable lease costs. Operating lease costs and finance lease costs are included within Operating loss in the Condensed Consolidated Statement of Operations. Short-term lease costs were not material.
Supplemental cash flow information is as follows:

(in thousands)	For the three months ended March 31,
	2021	2020
Operating cash out flows from operating leases	$4,245	$4,698
Operating cash out flows from finance leases	33	45
Financing cash out flows from finance leases	525	493
Total	$4,803	$5,236

NOTE 17 SUBSEQUENT EVENTS
On April 28, 2021, an Order Granting Final Approval of Class Action Settlement and Order of Dismissal with Prejudice was entered in the United States District Court for the Southern District of Florida, Miami Division (“Order”), approving the settlement of the previously disclosed class action lawsuit (“Class Action Suit”) involving several individuals, including the Company and its CEO and Chairman, Dr. Phillip Frost, stemming from the allegations in the September 7, 2018 complaint filed by the Securities and Exchange Commission which was subsequently settled, as previously disclosed in the Annual Report. The Order provides for, among other things, the settlement and release of the class action claims against the Company and Dr. Frost, for $16.5 million, a significant portion of which has been covered by our insurance carriers.
We have reviewed all subsequent events and transactions that occurred after the date of our March 31, 2021 Condensed Consolidated Balance Sheet, through the time of filing this Quarterly Report on Form 10-Q.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW
You should read this discussion together with the unaudited Condensed Consolidated Financial Statements, related notes, and other financial information included elsewhere in this Quarterly Report on Form 10-Q together with our audited consolidated financial statements, related notes, and other information contained in our Annual Report on Form 10-K for the year ended December 31, 2020 (the “Form 10-K”). The following discussion contains assumptions, estimates and other forward-looking statements that involve a number of risks and uncertainties, including those discussed under “Risk Factors,” in Part I, Item 1A of the Form 10-K and as described from time to time in our other filings with the Securities and Exchange Commission. These risks could cause our actual results to differ materially from those anticipated in these forward-looking statements.
We are a diversified healthcare company that seeks to establish industry-leading positions in large and rapidly growing medical markets. Our diagnostics business includes BioReference Laboratories, Inc. (“BioReference”), one of the nation’s largest full service laboratories with a core genetic testing business and an almost 300-person sales and marketing team to drive growth and leverage new products, including the 4Kscore test. Our pharmaceutical business features Rayaldee, a U.S. Food and Drug Administration (“FDA”) approved treatment for secondary hyperparathyroidism (“SHPT”) in adults with stage 3 or 4 chronic kidney disease (“CKD”) and vitamin D insufficiency (launched in November 2016) and a pipeline of products in various stages of development. Our leading product in development is hGH-CTP (Somatrogon), a once-weekly human growth hormone for which we have partnered with Pfizer, Inc. (“Pfizer”). Regulatory applications for hGH-CTP (Somatrogon) approval have been submitted in the U.S., Europe and Japan, among other territories. We are incorporated in Delaware, and our principal executive offices are located in leased offices in Miami, Florida.
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

RECENT DEVELOPMENTS

In February 2021, Pfizer and OPKO announced that the European Medicines Agency has validated for review the Marketing Authorization Application for Somatrogon, the long-acting recombinant human growth hormone that is intended to be administered once-weekly for the treatment of pediatric patients with GHD. We expect a decision from the European Commission in 2022.
In January 2021, we announced that the FDA has accepted for filing the initial BLA for Somatrogon for the treatment of pediatric patients with GHD. The target Prescription Drug User Fee Act (“PDUFA”) action date for decision by the FDA is in October 2021.
In January 2021 we announced the submission of a New Drug Application to the Ministry of Health, Labour, and Welfare in Japan for Somatrogon for the treatment of pediatric patients with GHD.

RESULTS OF OPERATIONS
Impact of COVID-19
As the disease caused by SARS-CoV-2, a novel strain of coronavirus, COVID-19 continues to spread and severely impact the U.S. economy and economies of other countries around the world, we are committed to being a part of the coordinated public and private sector response to this unprecedented challenge. In response to the COVID-19 pandemic, BioReference is providing COVID-19 solutions, including diagnostic molecular testing and serology antibody testing, to meet the testing needs of its numerous customer verticals, including physicians, health systems, long-term care facilities, governments, schools, employers, professional sports teams and entertainment venues, as wells as the general public through relationships with retail pharmacy chains.
Revenue from services for the three months ended March 31, 2021 increased by $336.1 million as compared to 2020 due to COVID-19 testing volumes; however we are unable to predict how long the demand will continue for our COVID-19 related testing, or whether pricing and reimbursement policies for testing will sustain, and accordingly, the sustainability of our COVID-19 testing volumes is uncertain. Additionally, beginning in March 2020, BioReference experienced a decline in testing volumes due to the COVID-19 pandemic; however as stay at home orders and other restrictions have been lifted, we have seen our routine clinical and genomic testing volumes trending towards normalization with prior periods. Should stay at home orders or other restrictions be reenacted, we could see our routine testing levels decline. Excluding COVID-19 test volumes, for the three months ended March 31, 2021, genomic test volume increased 10.3% and routine clinical test volume declined 6.8% as compared to volumes for the three months ended March 31, 2020. Additionally, sales of Rayaldee have not increased in accordance with its expected growth trajectory as a result of challenges in onboarding new patients due to the COVID-19 pandemic. Federal, state and local governmental policies and initiatives designed to reduce the transmission of COVID-19 have resulted in, among other things, a significant reduction in physician office visits, the cancellation of elective medical procedures, customers closing or severely curtailing their operations (voluntarily or in response to government orders), and the adoption of work-from-home or shelter-in-place policies. We also continue to see a substantial need for COVID-19 testing by our existing clients and expect new clients as infections for the virus continue.
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
We have received, or expect to receive a number of benefits under the CARES Act including, but not limited to:
•During the second quarter of 2020, we received approximately $14 million under The Centers for Medicare & Medicaid Services (CMS) Accelerated and Advance Payment Program, which provides accelerated payments to Medicare providers/suppliers working to provide treatment to patients and combat the COVID-19 pandemic, and the amounts advanced are loans which will be offset against future claims and must be repaid in 2021. These loans are initially recorded as contract liabilities included in Accrued expenses and are recognized in Revenue from services when earned. As of March 31, 2021, no amount of the accelerated payments were recognized in revenue;
•We were eligible to defer depositing the employer’s share of Social Security taxes for payments due from March 27, 2020 through December 31, 2020, interest-free and penalty-free;
•We received approximately $16.2 million during 2020 from the funds that were distributed to healthcare providers for related expenses or lost revenues that are attributable to the COVID-19 pandemic;
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
Three vaccines for COVID-19 have received approval or emergency authorization and have had increasingly widespread acceptance. However, we believe that, based on our experience with the pandemic, the high medical need for efficient and widespread testing for COVID-19 will extend beyond the current phase of the pandemic. Our belief is supported by the unprecedented healthcare and economic impact of the pandemic thus far, the uneven and incomplete rollout of vaccines and the fact that significant portions of the U.S. population may never be vaccinated, and the continued likelihood of surges of COVID-19 including from new strains of SARS-CoV-2 with uncertain susceptibility to the current vaccines. We believe that these factors have greatly magnified the need for more effective therapeutics, with properties targeted to the disease processes caused by serious viral infections.

FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020
Our consolidated income (loss) from operations for the three months ended March 31, 2021 and 2020 is as follows:

	For the three months ended March 31,
(In thousands)	2021	2020	Change	% Change
Revenues:
Revenue from services	$506,951	$170,839	$336,112	197%
Revenue from products	33,945	31,074	2,871	9%
Revenue from transfer of intellectual property and other	4,269	9,553	(5,284)	(55)%
Total revenues	545,165	211,466	333,699	158%
Costs and expenses:
Cost of revenue	363,507	140,258	223,249	159%
Selling, general and administrative	112,286	76,132	36,154	47%
Research and development	19,315	21,760	(2,445)	(11)%
Contingent Consideration	(957)	(860)	(97)	11%
Amortization of intangible assets	12,577	14,938	(2,361)	(16)%
Total costs and expenses	506,728	252,228	254,500	101%
Income (loss) from operations	38,437	(40,762)	79,199	(194)%
Diagnostics

	For the three months ended March 31,
(In thousands)	2021	2020	Change	% Change
Revenues
Revenue from services	$506,951	$170,839	$336,112	197%
Total revenues	506,951	170,839	336,112	197%
Costs and expenses:
Cost of revenue	339,428	122,906	216,522	176%
Selling, general and administrative	89,317	52,724	36,593	69%
Research and development	3,631	3,393	238	7%
Contingent Consideration	—	33	(33)	(100)%
Amortization of intangible assets	7,561	9,916	(2,355)	(24)%
Total costs and expenses	439,937	188,972	250,965	133%
Income (loss) from operations	67,014	(18,133)	85,147	(470)%

Revenue. Revenue from services for the three months ended March 31, 2021 increased by approximately $336.1 million compared to the three months ended March 31, 2020, due to the positive impacts of COVID-19 testing volumes. BioReference performed 4.1 million diagnostic molecular tests for COVID-19 and 0.2 million serology antibody tests during the three months ended March 31, 2021, which represented 67% of total volume for that period. In comparison, the three months ended March 31, 2020 included 0.1 million molecular tests for COVID-19.

BioReference also recognized an increase in revenue for the three months ended March 31, 2021 compared to the three months ended March 31, 2020 due to an improvement in clinical test reimbursement and an increase in genomic test volume of $23.1 million and $3.3 million, respectively. This was partially offset by the negative impacts of a reduction in clinical test volume and a reduction of genomic test reimbursement of $9.0 million and $12.3 million, respectively.
Estimated collection amounts are subject to the complexities and ambiguities of billing, reimbursement regulations and claims processing, as well as considerations unique to Medicare and Medicaid programs, and require us to consider the potential for retroactive adjustments when estimating variable consideration in the recognition of revenue in the period the related services are rendered. For the three months ended March 31, 2021, positive revenue adjustments due to changes in estimates of implicit price concessions for performance obligations satisfied in prior periods of $28.0 million were recognized, and for the three months ended March 31, 2020, revenue reductions of $8.9 million were recognized due to changes in estimates of implicit price concessions for performance obligations satisfied in prior periods. Revenue adjustments for the three months ended March 31, 2021 were primarily due to an improvement in COVID-19 test reimbursement estimates.
The composition of Revenue from services by payor for the three months ended March 31, 2021 and 2020 was as follows:

	Three months ended March 31,
(In thousands)	2021	2020
Healthcare insurers	$164,829	$99,081
Government payers	73,658	26,930
Client payers	262,907	39,132
Patients	5,557	5,696
Total	$506,951	$170,839
Client payers include cities, states and companies for which BioReference provides COVID-19 testing services.
Cost of revenue. Cost of revenue for the three months ended March 31, 2021 increased $216.5 million compared to the three months ended March 31, 2020. Cost of revenue increased primarily due to labor and material costs for COVID-19 testing and the significant volume of tests performed during the three months ended March 31, 2021. Cost of revenue also increased due to an increase in genomic test volume during the three months ended March 31, 2021, which was partially offset by a reduction in clinical test volume.
Selling, general and administrative expenses. Selling, general and administrative (SG&A) expenses for the three months ended March 31, 2021 and 2020 were $89.3 million and $52.7 million, respectively. Selling, general and administrative expenses in our diagnostics segment increased primarily due to higher variable billing and compensation costs from an increase in volume and collections during the three months ended March 31, 2021, and in marketing costs and other administrative costs directly associated with COVID-19 testing volumes. As a percentage of net revenue, SG&A for the diagnostic segment decreased to 18% from 31% for the three months ended March 31, 2021 and 2020, respectively, as a result of per requisition efficiencies and expense management during this recent period of rapid volume growth.
Research and development expenses. The following table summarizes the components of our research and development expenses:

Research and Development Expenses	Three months ended March 31,
	2021	2020
External expenses:
PMA studies	$31	$54
Research and development employee-related expenses	2,194	2,210
Other internal research and development expenses	1,406	1,129
Total research and development expenses	$3,631	$3,393
The increase in research and development expenses for the three months ended March 31, 2021 resulted primarily from an increased research and development expenses related to the development of clinical and genomics testing services.
Contingent consideration. Contingent consideration for the three months ended March 31, 2021 and 2020 was $0.0 thousand and $33.0 thousand of expense, respectively. Contingent consideration for the three months ended March 31, 2020 was attributable to changes in assumptions regarding the timing of achievement of future milestones for OPKO Diagnostics, and potential amounts payable to former stockholders of OPKO Diagnostics in connection therewith, pursuant to our acquisition agreement in October 2011.
Amortization of intangible assets. Amortization of intangible assets was $7.6 million and $9.9 million, respectively, for the three months ended March 31, 2021 and 2020. Amortization expense reflects the amortization of acquired intangible assets with defined useful lives.

Pharmaceuticals

	For the three months ended March 31,
(In thousands)	2021	2020	Change	% Change
Revenues:
Revenue from products	$33,945	$31,074	$2,871	9%
Revenue from transfer of intellectual property and other	4,269	9,553	(5,284)	(55)%
Total revenues	38,214	40,627	(2,413)	(6)%
Costs and expenses:
Cost of revenue	24,089	17,411	6,678	38%
Selling, general and administrative	13,406	14,663	(1,257)	(9)%
Research and development	15,817	18,550	(2,733)	(15)%
Contingent Consideration	(957)	(893)	(64)	7%
Amortization of intangible assets	5,016	5,022	(6)	—%
Total costs and expenses	57,371	54,753	2,618	5%
Loss from operations	(19,157)	(14,126)	(5,031)	36%

Revenue. The increase in revenue from products for the three months ended March 31, 2021 compared to the three months ended March 31, 2020 was primarily attributable to an increase in sales at most of our international operating companies. Revenue from sales of Rayaldee for the three months ended March 31, 2021 and 2020 was $5.8 million and $9.9 million, respectively. Sales of Rayaldee have been negatively impacted by physician offices restricting product sales representatives from making sales calls. Revenue from transfer of intellectual property for the three months ended March 31, 2021 and 2020 principally reflected $2.8 million and $8.7 million, respectively, of revenue related to the Pfizer Transaction.
Cost of revenue. Cost of revenue for the three months ended March 31, 2021 increased $6.7 million compared to the three months ended March 31, 2020. Cost of product revenue increased primarily due to an increase in sales our international operating companies and a $2.7 million inventory reserve recognized for Rayaldee inventory for the three months ended March 31, 2021.
Selling, general and administrative expenses. Selling, general and administrative expenses for the three months ended March 31, 2021 and 2020 were $13.4 million and $14.7 million, respectively. The decrease in selling, general and administrative expenses was primarily due to decreased sales and marketing expenses for Rayaldee. Selling, general and administrative expenses for the pharmaceutical segment for the three months ended March 31, 2021 and 2020 included equity-based compensation expense of $0.3 million and $0.6 million, respectively.
Research and development expenses. Research and development expenses for the three months ended March 31, 2021 and 2020 were $15.8 million and $18.6 million, respectively. Research and development expenses include external and internal expenses, partially offset by third-party grants and funding arising from collaboration agreements. External expenses include clinical and non-clinical activities performed by contract research organizations, lab services, purchases of drug and diagnostic product materials and manufacturing development costs. We track external research and development expenses by individual program for phase 3 clinical trials for drug approval and premarket approval for diagnostics tests, if any. Internal expenses include employee-related expenses such as salaries, benefits and equity-based compensation expense. Other internal research and development expenses are incurred to support overall research and development activities and include expenses related to general overhead and facilities.

The following table summarizes the components of our research and development expenses:

Research and Development Expenses	Three months ended March 31,
	2021	2020
External expenses:
Manufacturing expense for biological products	$1,567	$3,037
Phase III studies	2,351	3,042
Post-marketing studies	5	840
Earlier-stage programs	5,193	3,604
Research and development employee-related expenses	5,328	6,382
Other internal research and development expenses	1,383	1,645
Third-party grants and funding from collaboration agreements	(10)	—
Total research and development expenses	$15,817	$18,550
The decrease in research and development expenses for the three months ended March 31, 2021 was primarily due to a decrease in research and development expenses related to Somatrogon, a once-weekly human growth hormone injection for which we have partnered with Pfizer and successfully completed a phase 3 study in August 2019. Ongoing expenses on the Somatrogon program support open label extension studies that will continue until market launch of Somatrogon in certain countries, as well as the preparation of applications for marketing approvals. Research and development expenses for the pharmaceutical segment for the three months ended March 31, 2021 and 2020 included equity-based compensation expense of $0.4 million and $0.6 million, respectively.
Contingent consideration. Contingent consideration for the three months ended March 31, 2021 and 2020 was $1.0 million and $0.9 million reversal of expense, respectively. Contingent consideration for the three months ended March 31, 2021 and 2020 was primarily attributable to changes in assumptions regarding the timing of achievement of future milestones for OPKO Renal, and potential amounts payable to former stockholders of OPKO Renal in connection therewith, pursuant to our acquisition agreement in March 2013.
Amortization of intangible assets. Amortization of intangible assets was $5.0 million and $5.0 million, respectively, for the three months ended March 31, 2021 and 2020. Amortization expense reflects the amortization of acquired intangible assets with defined useful lives. Our indefinite lived IPR&D assets will not be amortized until the underlying development programs are completed. Upon obtaining regulatory approval by the U.S. FDA, the IPR&D assets will be accounted for as a finite-lived intangible asset and amortized on a straight-line basis over its estimated useful life.
Corporate

	For the three months ended March 31,
(In thousands)	2021	2020	Change	% Change
Costs and expenses:
Cost of revenue	$(10)	$(59)	$49	(83)%
Selling, general and administrative	9,563	8,745	818	9%
Research and development	(133)	(183)	50	(27)%
Total costs and expenses	9,420	8,503	917	11%
Loss from operations	(9,420)	(8,503)	(917)	11%

Operating loss for our unallocated corporate operations for the three months ended March 31, 2021 and 2020 was $9.4 million and $8.5 million, respectively, and principally reflects general and administrative expenses incurred in connection with our corporate operations. The increase in operating loss for the three months ended March 31, 2021 was primarily attributable to an increase in insurance costs incurred for the three months ended March 31, 2021, compared to the three months ended March 31, 2020.

Other
Interest income. Interest income for the three months ended March 31, 2021 and 2020 was not significant as our cash investment strategy emphasizes the security of the principal invested and fulfillment of liquidity needs.
Interest expense. Interest expense for the three months ended March 31, 2021 and 2020 was $5.4 million and $5.5 million, respectively. Interest expense was principally related to interest incurred on the 2025 Notes, the 2023 Convertible Notes, the 2033 Senior Notes, and BioReference’s outstanding debt under its credit facility.
Fair value changes of derivative instruments, net. Fair value changes of derivative instruments, net for the three months ended March 31, 2021 and 2020, was $0.4 million of expense and $0.6 million of income, respectively. Derivative income (expense) for the three months ended March 31, 2021 and 2020, was principally related to the change in fair value on foreign currency forward exchange contracts at OPKO Chile.
Other income (expense), net. Other income (expense), net for the three months ended March 31, 2021 and 2020, was $0.9 million and $12.3 million of expense, respectively. Other expense for the three months ended March 31, 2021 primarily consisted of foreign currency transaction losses recognized during the period. Other expense for the three months ended March 31, 2020 primarily consisted of net unrealized losses recognized during the period on Eloxx and VBI.
Income tax provision. Our income tax provision for the three months ended March 31, 2021 and 2020 was $0.6 million and $1.2 million, respectively, and reflects quarterly results using our expected effective tax rate.  For the three months ended March 31, 2021, the tax rate differed from the U.S. federal statutory rate of 21% primarily due to the relative mix in earnings and losses in the U.S. versus foreign tax jurisdictions, the impact of certain discrete tax events and operating results in tax jurisdictions which do not result in a tax benefit.
Loss from investments in investees. We have made investments in certain early stage companies that we perceive to have valuable proprietary technology and significant potential to create value for us as a shareholder or member. We account for these investments under the equity method of accounting, resulting in the recording of our proportionate share of their losses until our share of their loss exceeds our investment. Until the investees’ technologies are commercialized, if ever, we anticipate they will report net losses. Loss from investments in investees was $43 thousand and $134 thousand for the three months ended March 31, 2021 and 2020, respectively.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2021, we had cash and cash equivalents of approximately $89.5 million. Cash provided by operations of $26.0 million for the three months ended March 31, 2021 principally reflects cash generated by our diagnostics segment due to the positive impact of COVID-19 testing volumes, which was partially offset by general and administrative expenses related to our corporate operations and research and development activities. Cash used in investing activities for the three months ended March 31, 2021 primarily reflects capital expenditures of $9.2 million, which was partially offset by proceeds from the sale of equity securities of $8.1 million. Cash used in financing activities of $7.2 million primarily reflects net repayments on our lines of credit. We have historically not generated sustained positive cash flow sufficient to offset our operating and other expenses, and our primary sources of cash have been from the public and private placement of equity, the issuance of the 2033 Senior Notes, 2023 Convertible Notes and 2025 Notes and credit facilities available to us. However, as a result of the significant increase in testing volumes resulting from the COVID-19 pandemic, and if our routine clinical and genomic testing volumes continue to trend towards normalization with prior periods, we anticipate generating positive cash flow from operations. We are unable to predict how long the demand will continue for our COVID-19 related testing, whether pricing and reimbursement policies for testing will sustain, or whether further restrictions will be placed on elective procedures or if stay at home orders will be reinstated and accordingly, the sustainability of the cash flow is uncertain.
On February 25, 2020, we entered into a credit agreement with an affiliate of Dr. Frost, pursuant to which the lender committed to provide us with an unsecured line of credit in the amount of $100 million. Borrowings under this line of credit bear interest at a rate of 11% per annum and may be repaid and reborrowed at any time. The credit agreement includes various customary remedies for the lender following an event of default, including the acceleration of repayment of outstanding amounts under line of credit. The line of credit matures on February 25, 2025. As of March 31, 2021, no funds were borrowed under this line of credit.
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
As of March 31, 2021, the total commitments under our Credit Agreement (as defined below) with CB and our lines of credit with financial institutions in Chile and Spain were $95.5 million, of which $16.1 million was drawn as of March 31, 2021. At March 31, 2021, the weighted average interest rate on these lines of credit was approximately 5.5%. These lines of credit are short-term and are used primarily as a source of working capital. The highest aggregate principal balance at any time outstanding during the three months ended March 31, 2021 was $16.1 million. We intend to continue to draw under these lines of credit as needed. There is no assurance that these lines of credit or other funding sources will be available to us on acceptable terms, or at all, in the future.
In November 2015, BioReference and certain of its subsidiaries entered into a credit agreement with CB, as lender and administrative agent, as amended from time to time (the “Credit Agreement”). The Credit Agreement provides for a $75.0 million secured revolving credit facility and includes a $20.0 million sub-facility for swingline loans and a $20.0 million sub-facility for the issuance of letters of credit. The Credit Agreement matures on November 5, 2021 and is guaranteed by all of BioReference’s domestic subsidiaries. The Credit Agreement is also secured by substantially all assets of BioReference and its domestic subsidiaries, as well as a non-recourse pledge by us of our equity interest in BioReference. Availability under the

Credit Agreement is based on a borrowing base composed of eligible accounts receivables of BioReference and certain of its subsidiaries, as specified therein. As of March 31, 2021, $64.7 million remained available for borrowing under the Credit Agreement.
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
In 2014, Pfizer and OPKO entered into a worldwide agreement for the development and commercialization of our long-

acting Somatrogon for the treatment of GHD in adults and children, as well as for the treatment of growth failure in children born small for gestational age. In May 2020, we entered into a Restated Agreement with Pfizer which was effective as of January 1, 2020, pursuant to which the parties agreed to share all costs for Manufacturing Activities, as defined in the Restated Agreement, for developing a licensed product for the three indications included in the Restated Agreement. Under the terms of the agreements with Pfizer, we received non-refundable and non-creditable upfront payments of $295 million in 2015 and are eligible to receive up to an additional $275 million upon the achievement of certain regulatory milestones. Pfizer received the exclusive license to commercialize Somatrogon worldwide. In addition, we are eligible to receive initial tiered royalty payments associated with the commercialization of Somatrogon for Adult GHD with percentage rates ranging from the high teens to mid-twenties. Upon the launch of Somatrogon for Pediatric GHD in certain major markets, the royalties will transition to regional, tiered gross profit sharing for both Somatrogon and Pfizer’s Genotropin®. During the first quarter of 2021, regulatory submissions in the major global markets for Somatrogan have been accepted including, the U.S., European Medicines Agency, and Ministry of Health, Labour, and Welfare in Japan for Somatrogon for the treatment of pediatric patients with GHD.
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
We believe that the cash and cash equivalents on hand at March 31, 2021, cash from operations and the amounts available to be borrowed under our lines of credit are sufficient to meet our anticipated cash requirements for operations and debt service beyond the next 12 months. We based this estimate on assumptions that may prove to be wrong or are subject to change, and we may be required to use our available cash resources sooner than we currently expect. If we acquire additional assets or companies, accelerate our product development programs or initiate additional clinical trials, we will need additional funds. Our future cash requirements, and the timing of those requirements, will depend on a number of factors, including the impact of the COVID-19 pandemic on our business, the approval and success of our products in development, particularly our long acting Somatrogon for which we have submitted for approval in the U.S., Europe and Japan, the commercial success of Rayaldee, including the launch of Rayaldee by Vifor expected in 2022, BioReference’s financial performance, possible acquisitions, the continued progress of research and development of our product candidates, the timing and outcome of clinical trials and regulatory approvals, the costs involved in preparing, filing, prosecuting, maintaining, defending, and enforcing patent claims and other intellectual property rights, the status of competitive products, the availability of financing, our success in developing markets for our product candidates and results of government investigations, payor claims, and legal proceedings that may arise, including, without limitation class action and derivative litigation to which we are subject, and our ability to obtain insurance coverage for such claims. We have historically not generated sustained positive cash flow and if we are not able to secure additional funding when needed, we may have to delay, reduce the scope of, or eliminate one or more of our clinical trials or research and development programs or possible acquisitions or reduce our marketing or sales efforts or cease operations.
Additionally, the rapid development and fluidity of the COVID-19 pandemic makes it very difficult to predict its ultimate impact on our business, results of operations and liquidity. The pandemic presents a significant uncertainty that could materially and adversely affect our results of operations, financial condition and cash flows, including a negative impact on non-COVID-related diagnostics testing services provided by BioReference in our diagnostics segment, notwithstanding that our results of operations have been positively impacted by our provision of COVID-19 testing services. Further, deteriorating economic conditions globally have resulted in a challenging capital raising environment, which could materially limit our access to capital, whether through the issuance and sale of our common stock, debt securities or otherwise, as well as through bank facilities and lines of credit. Events resulting from the effects of COVID-19 could negatively impact our ability to comply with certain covenants in the Credit Agreement or require that we pursue alternative financing. We can provide no assurance that any such alternative financing, if required, could be obtained on acceptable terms or at all. The combination of potential disruptions to our business resulting from COVID-19 together with and volatile credit and capital markets could adversely impact our future liquidity, which could have an adverse effect on our business and results of operations. We will continue to monitor and assess the impact COVID-19 may have on our business and financial results.

The following table provides information as of March 31, 2021, with respect to the amounts and timing of our known contractual obligation payments due by period.

Contractual obligations (In thousands)	Remaining nine months ending December 31, 2021	2022	2023	2024	2025	Thereafter	Total
Open purchase orders	$301,015	$517	$—	$—	$—	$—	$301,532
Operating leases	7,435	10,067	6,785	4,786	2,981	10,645	42,699
Finance leases	1,769	1,464	890	560	110	—	4,793
2033 Senior Notes, 2025 and 2023 Convertible Notes	—	—	58,050	—	158,278	—	216,328
Mortgages and other debts payable	956	772	571	478	—	90	2,867
Lines of credit	16,093	—	—	—	—	—	16,093
Interest commitments	254	284	13,948	260	34,633	—	49,379
Total	$327,522	$13,104	$80,244	$6,084	$196,002	$10,735	$633,691
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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
There were no material changes to our critical accounting policies and estimates described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, that have a material impact on our Condensed Consolidated Financial Statements and related notes.
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
Foreign Currency Exchange Rate Risk – We operate globally and, as such, we are subject to foreign exchange risk in our commercial operations as portions of our revenues are exposed to changes in foreign currency exchange rates, primarily the Chilean Peso, the Mexican Peso, and the Euro.
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
At March 31, 2021, we had cash and cash equivalents of $89.5 million. The weighted average interest rate related to our cash and cash equivalents for the three months ended March 31, 2021 was less than 1%. As of March 31, 2021, the principal outstanding balances under BioReference’s Credit Agreement with CB and our Chilean and Spanish lines of credit was $16.1 million in the aggregate at a weighted average interest rate of approximately 5.5%.
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

Item 4. Controls and Procedures
Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this Quarterly Report on Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, management concluded that our disclosure controls and procedures were effective as of March 31, 2021.
Changes to the Company’s Internal Control Over Financial Reporting
There have been no changes to the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
We are, from time to time, party to various legal proceedings arising out of our business. During the reporting period, covered by this Quarterly Report on Form 10-Q, except as set forth below, there have been no material changes to the description of legal proceedings set forth in our Annual Report on Form 10-K for the year ended December 31, 2020. The following should be read in conjunction with the information provided in Part I, Item 3 of such Annual Report.
On March 5, 2021, Dr. Phillip Frost, Adam Logal, Dr. Jane Hsiao, Steve Rubin, Robert Fishel, Richard Krasno, Richard Lerner, John Paganelli, Richard Pfinnegar, Alice Yu, and the Company, as a nominal defendant, were named in a derivative lawsuit filed by Sammy Lee in the U.S. District Court for the Southern District of Florida (“Lee Complaint”). The complaint alleges that OPKO has purportedly failed to hire Black, Latinx or other underrepresented individuals to executive management positions, and failed to place such individuals on its Board of Directors, in contravention of its Code of Conduct and statements made in its 2018, 2019, and 2020 proxy statements. The complaint also alleges that OPKO has continued to hire Ernst & Young (“EY”) as its auditors even though EY has purportedly failed to properly do its job in auditing the Company’s internal controls with respect to diversity and antidiscrimination efforts. The allegations violation of Section 14(a) for false or misleading proxy statements, breach of fiduciary duty, unjust enrichment, waste of corporate assets, abuse of control, and gross mismanagement. The complaint seeks damages and certain corporate governance changes.
On March 11, 2021, Dr. Phillip Frost, Adam Logal, Dr. Jane Hsiao, Steve Rubin, Robert Fishel, Richard Krasno, Richard Lerner, John Paganelli, Richard Pfinnegar, Alice Yu, and the Company as a nominal defendant, were named in a derivative lawsuit filed by Andy Yu in the U.S. District Court for the Southern District of Florida and alleging the same claims as those in the Lee Complaint. Both actions were consolidated on March 18, 2021.
On April 28, 2021, an Order Granting Final Approval of Class Action Settlement and Order of Dismissal with Prejudice was entered in the United States District Court for the Southern District of Florida, Miami Division (“Order”), approving the settlement of the previously disclosed class action lawsuit (“Class Action Suit”) involving several individuals, including the Company and its CEO and Chairman, Dr. Phillip Frost, stemming from the allegations in the September 7, 2018 complaint filed by the Securities and Exchange Commission which was subsequently settled, as previously disclosed in the Annual Report. The Order provides for, among other things, the settlement and release of the class action claims against the Company and Dr. Frost, for $16.5 million, a significant portion of which has been covered by our insurance carriers.
    See Note 12 to the interim unaudited condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q for information regarding the status of other legal proceedings involving the Company.

Item 1A. Risk Factors
Except as set forth in this Item 1A, there have been no material changes to our risk factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not Applicable.
Item 5. Other Information
None.

Item 6. Exhibits

Exhibit 10.1
Amendment No. 12 to Credit Agreement, dated as of March 12, 2021, by and among BioReference Laboratories, Inc., certain of its subsidiaries, and JPMorgan Chase Bank, N.A.(incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed on March 17, 2021)

Exhibit 31.1
Certification by Phillip Frost, Chief Executive Officer, pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended March 31, 2021.

Exhibit 31.2
Certification by Adam Logal, Chief Financial Officer, pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended March 31, 2021.

Exhibit 32.1
Certification by Phillip Frost, Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended March 31, 2021.

Exhibit 32.2
Certification by Adam Logal, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended March 31, 2021.

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

Date: April 28, 2021	OPKO Health, Inc.

/s/ Adam Logal
Adam Logal
Senior Vice President and Chief Financial
Officer