Form 10-Q
period 2021-06-30
OPKO HEALTH, INC.
filed 2021-07-29
CIK 944809

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021.
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

As of July 20, 2021, the registrant had 681,162,619 shares of Common Stock outstanding.

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

OPKO Health, Inc. and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share and per share data)

	June 30, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$65,757	$72,211
Accounts receivable, net	265,856	286,314
Inventory, net	134,722	132,341
Other current assets and prepaid expenses	47,627	32,313
Assets held for sale	33,067	—
Total current assets	547,029	523,179
Property, plant and equipment, net	106,652	140,554
Intangible assets, net	445,515	475,002
In-process research and development	590,200	590,200
Goodwill	677,360	680,602
Investments	8,945	15,731
Operating lease right-of-use assets	36,349	37,735
Other assets	9,600	10,060
Total assets	$2,421,650	$2,473,063
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$88,512	$100,883
Accrued expenses	187,172	240,869
Current maturities of operating leases	10,102	9,028
Liabilities associated with assets held-for-sale	233	—
Current portion of lines of credit and notes payable	17,961	24,703
Total current liabilities	303,980	375,483
Operating lease liabilities	30,605	29,760
Convertible notes	183,198	221,989
Deferred tax liabilities	136,416	137,208
Other long-term liabilities, principally contract liabilities, contingent consideration and lines of credit	24,866	37,072
Total long-term liabilities	375,085	426,029
Total liabilities	679,065	801,512
Equity:
Common Stock - $0.01 par value, 1,000,000,000 shares authorized; 689,817,971 and 670,585,576 shares issued at June 30, 2021 and December 31, 2020, respectively	6,898	6,706
Treasury Stock - 8,655,082 and 549,907 shares at June 30, 2021 and December 31, 2020, respectively	(1,791)	(1,791)
Additional paid-in capital	3,214,351	3,152,694
Accumulated other comprehensive loss	(9,932)	(4,225)
Accumulated deficit	(1,466,941)	(1,481,833)
Total shareholders’ equity	1,742,585	1,671,551
Total liabilities and equity	$2,421,650	$2,473,063
The accompanying unaudited Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

OPKO Health, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except share and per share data)

	For the three months ended June 30,		For the six months ended June 30,
	2021	2020	2021	2020
Revenues:
Revenue from services	$397,197	$250,971	$904,149	$421,811
Revenue from products	35,663	29,356	69,608	60,430
Revenue from transfer of intellectual property and other	9,548	20,880	13,816	30,433
Total revenues	442,408	301,207	987,573	512,674
Costs and expenses:
Cost of service revenue	267,807	144,794	607,235	267,680
Cost of product revenue	25,101	17,857	49,179	35,229
Selling, general and administrative	113,236	77,721	225,522	153,852
Research and development	18,222	17,608	37,537	39,369
Contingent consideration	(103)	1,111	(1,059)	251
Amortization of intangible assets	12,574	14,937	25,151	29,874
Total costs and expenses	436,837	274,028	943,565	526,255
Operating income (loss)	5,571	27,179	44,008	(13,581)
Other income and (expense), net:
Interest income	6	5	12	147
Interest expense	(4,887)	(5,474)	(10,282)	(10,970)
Fair value changes of derivative instruments, net	(272)	(13)	(711)	608
Other income (expense), net	(11,783)	18,223	(12,711)	5,890
Other income and (expense), net	(16,936)	12,741	(23,692)	(4,325)
Income (loss) before income taxes and investment losses	(11,365)	39,920	20,316	(17,906)
Income tax provision	(4,754)	(6,028)	(5,314)	(7,200)
Net income (loss) before investment losses	(16,119)	33,892	15,002	(25,106)
Loss from investments in investees	(67)	(189)	(110)	(323)
Net income (loss)	$(16,186)	$33,703	$14,892	$(25,429)
Income (loss) per share, basic and diluted:
Income (loss) per share	$(0.03)	$0.05	$0.02	$(0.04)
Weighted average common shares outstanding, basic and diluted	646,996,891	640,578,794	644,001,280	640,578,794

The accompanying unaudited Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

OPKO Health, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(In thousands)

	For the three months ended June 30,		For the six months ended June 30,
	2021	2020	2021	2020
Net income (loss)	$(16,186)	$33,703	$14,892	$(25,429)
Other comprehensive income (loss), net of tax:
Change in foreign currency translation and other comprehensive income (loss)	3,363	4,435	(5,707)	(3,682)
Comprehensive income (loss)	$(12,823)	$38,138	$9,185	$(29,111)

The accompanying unaudited Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
(In thousands, except share data)
For the three and six months ended June 30, 2021

	Common Stock		Treasury		Additional Paid-In Capital	Accumulated Other Comprehensive Income (loss)	Accumulated Deficit	Total
	Shares	Dollars	Shares	Dollars
Balance at March 31, 2021	670,703,076	$6,707	(549,907)	$(1,791)	$3,155,648	$(13,295)	$(1,450,755)	$1,696,514
Equity-based compensation expense	—	—	—	—	3,460	—	—	3,460
Exercise of Common Stock options and warrants	63,625	1	—	—	158	—	—	159
Conversion of 2025 convertible notes	19,051,270	190	(8,105,175)	—	55,085	—	—	55,275
Net loss	—	—	—	—	—	—	(16,186)	(16,186)
Other comprehensive income	—	—	—	—	—	3,363	—	3,363
Balance at June 30, 2021	689,817,971	$6,898	(8,655,082)	$(1,791)	$3,214,351	$(9,932)	$(1,466,941)	$1,742,585

	Common Stock		Treasury		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Shares	Dollars	Shares	Dollars
Balance at December 31, 2020	670,585,576	$6,706	(549,907)	$(1,791)	$3,152,694	$(4,225)	$(1,481,833)	$1,671,551
Equity-based compensation expense	—	—	—	—	6,107	—	—	6,107
Exercise of Common Stock options and warrants	181,125	2	—	—	465	—	—	467
Conversion of 2025 convertible notes	19,051,270	190	(8,105,175)	—	55,085	—	—	55,275
Net income	—	—	—	—	—	—	14,892	14,892
Other comprehensive loss	—	—	—	—	—	(5,707)	—	(5,707)
Balance at June 30, 2021	689,817,971	$6,898	(8,655,082)	$(1,791)	$3,214,351	$(9,932)	$(1,466,941)	$1,742,585

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

OPKO Health, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	For the six months ended June 30,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$14,892	$(25,429)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	40,561	44,318
Non-cash interest	4,981	5,022
Amortization of deferred financing costs	424	411
Losses from investments in investees	110	323
Equity-based compensation – employees and non-employees	6,107	4,037
Realized loss (gain) on disposal of fixed assets and sales of equity securities	(3,146)	156
Loss on conversion of the 2025 Notes	11,111	—
Change in fair value of equity securities and derivative instruments	873	(6,515)
Change in fair value of contingent consideration	(1,059)	251
Deferred income tax provision	2,479	1,028
Changes in assets and liabilities:
Accounts receivable, net	20,352	(81,539)
Inventory, net	(3,817)	(21,905)
Other current assets and prepaid expenses	(13,904)	(2,619)
Other assets	1,388	(61)
Accounts payable	(11,651)	(16,753)
Foreign currency measurement	(2,532)	(2,077)
Contract liabilities	(7,425)	(4,026)
Accrued expenses and other liabilities	(49,160)	47,585
Net cash provided by (used in) operating activities	10,584	(57,793)
Cash flows from investing activities:
Proceeds from sale of investments	8,079	—
Proceeds from the sale of property, plant and equipment	165	65
Capital expenditures	(18,192)	(17,149)
Net cash used in investing activities	(9,948)	(17,084)
Cash flows from financing activities:
Proceeds from the exercise of common stock options and warrants	466	—
Borrowings on lines of credit	982,797	393,651
Repayments of lines of credit	(990,190)	(382,374)
Net cash provided by (used in) financing activities	(6,927)	11,277
Effect of exchange rate changes on cash and cash equivalents	(163)	(240)
Net decrease in cash and cash equivalents	(6,454)	(63,840)
Cash and cash equivalents at beginning of period	72,211	85,452
Cash and cash equivalents at end of period	$65,757	$21,612
SUPPLEMENTAL INFORMATION:
Interest paid	$4,883	$5,578
Income taxes paid, net of refunds	$3,690	$(208)
Non-cash financing:
Shares issued upon the conversion of:
2025 Convertible Notes	$68,775	$—

The accompanying unaudited Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

OPKO Health, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
NOTE 1 BUSINESS AND ORGANIZATION
We are a diversified healthcare company that seeks to establish industry-leading positions in large and rapidly growing medical markets. Our diagnostics business includes BioReference Laboratories, Inc. (“BioReference”), one of the nation’s largest full service laboratories with a core genetic testing business and an almost 300-person sales and marketing team to drive growth and leverage new products, including the 4Kscore test. Our pharmaceutical business features Rayaldee, a U.S. Food and Drug Administration (“FDA”) approved treatment for secondary hyperparathyroidism (“SHPT”) in adults with stage 3 or 4 chronic kidney disease (“CKD”) and vitamin D insufficiency (launched in November 2016) and a pipeline of products in various stages of development. Our leading product in development is Somatrogon (hGH-CTP), a once-weekly human growth hormone for which we have partnered with Pfizer, Inc. (“Pfizer”) and successfully completed a phase 3 study in August 2019, and for which the FDA has accepted the initial Biologics License Application (“BLA”) for filing. We have also submitted a New Drug Application (an “NDA”) with the Ministry of Health, Labour and Welfare in Japan and a Marketing Authorization Application with the European Medicines Agency. We are incorporated in Delaware, and our principal executive offices are located in leased offices in Miami, Florida.
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
In June 2021, we announced that EirGen Pharma Limited (“EirGen”), our wholly owned subsidiary, entered into a definitive agreement to sell one of its facilities in Waterford, Ireland to Horizon Therapeutics plc for $65 million in cash less certain assumed and accrued liabilities relating to transferred employees. The facility houses EirGen’s sterile-fill-finish business and is no longer a core component of our ongoing operations and business strategy. The transaction closed in the third quarter of 2021. As of June 30, 2021, the facility met the held-for-sale accounting criteria and the related assets and liabilities are classified as held for sale in the condensed consolidated balance sheet. We recognized a gain on the sale of the facility in the third quarter 2021 of $32.4 million. The facility was included in our pharmaceutical segment as of June 30, 2021.

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
Revenue from services for the six months ended June 30, 2021 increased by $482.3 million as compared to 2020 due to COVID-19 testing volumes; however we are unable to predict how long the demand will continue for our COVID-19 related testing, or whether pricing and reimbursement policies for testing will sustain, and accordingly, the sustainability of our COVID-19 testing volumes is uncertain. Additionally, beginning in March 2020, BioReference experienced a decline in routine testing volumes due to the COVID-19 pandemic; however as stay at home orders and other restrictions have been lifted, we have seen our routine clinical and genomic testing volumes trending towards normalization with prior periods. Should stay at home orders or other restrictions be reenacted, we could see our routine testing levels decline. Excluding COVID-19 test volumes, for the six months ended June 30, 2021, genomic and routine clinical test volume increased 39% and 13.4% as compared to volumes for the six months ended June 30, 2020. Additionally, sales of Rayaldee have not increased in accordance with its expected growth trajectory as a result of challenges in onboarding new patients due to the COVID-19 pandemic. Federal, state and local governmental policies and initiatives designed to reduce the transmission of COVID-19 have resulted in, among other things, a significant reduction in physician office visits, the cancellation of elective medical procedures, customers closing or severely curtailing their operations (voluntarily or in response to government orders), and the adoption of work-from-home or shelter-in-place policies. We also continue to see a substantial need for COVID-19 testing by our existing clients and expect new clients as infections for the virus continue.
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
We have received, or expect to receive a number of benefits under the CARES Act including, but not limited to:
•During the second quarter of 2020, we received approximately $14 million under The Centers for Medicare & Medicaid Services (CMS) Accelerated and Advance Payment Program, which provides accelerated payments to Medicare providers/suppliers working to provide treatment to patients and combat the COVID-19 pandemic, and the amounts advanced are loans which will be offset against future claims and must be repaid in 2021. These loans are initially recorded as contract liabilities included in Accrued expenses and are reduced as the amounts are recouped by CMS;
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
Since the pandemic began in the U.S., we have invested in testing capabilities and infrastructure to meet demand for our molecular and antibody testing for COVID-19.

NOTE 3 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of presentation. The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring adjustments or adjustments otherwise disclosed herein) considered necessary to present fairly the Company’s results of operations, financial position and cash flows have been made. The results of operations and cash flows for the three and six months ended June 30, 2021 are not necessarily indicative of the results of operations and cash flows that may be reported for the remainder of 2021 or any other future periods. The unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2020.
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
Inventories. Inventories are valued at the lower of cost and net realizable value. Cost is determined by the first-in, first-out method. We consider such factors as the amount of inventory on hand, estimated time required to sell such inventories, remaining shelf-life, and current market conditions to determine whether inventories are stated at the lower of cost and net realizable value. Inventories at our diagnostics segment consist primarily of purchased laboratory supplies, which is used in our testing laboratories. Inventory obsolescence expense for the three and six months ended June 30, 2021 was $0.9 million and $3.9 million, respectively. Inventory obsolescence expense for the three and six months ended June 30, 2020 was $1.1 million and $1.7 million, respectively.
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
Goodwill and intangible assets. Goodwill represents the difference between the purchase price and the estimated fair value of the net assets acquired accounted for by the acquisition method of accounting. Refer to Note 5. Goodwill, in-process research and development (“IPR&D”) and other intangible assets acquired in business combinations, licensing and other transactions was $1.7 billion at both June 30, 2021 and December 31, 2020.
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
Goodwill was $677.4 million and $680.6 million, respectively, at June 30, 2021 and December 31, 2020. Estimating the fair value of a reporting unit for goodwill impairment is highly sensitive to changes in projections and assumptions and changes in assumptions could potentially lead to impairment. We perform sensitivity analyses around our assumptions in order to assess the reasonableness of the assumptions and the results of our testing. Ultimately, potential changes in these assumptions may impact the estimated fair value of a reporting unit and result in an impairment if the fair value of such reporting unit is less than its carrying value.
Net intangible assets other than goodwill was $1.0 billion and $1.1 billion, including IPR&D of $590.2 million, at June 30, 2021 and December 31, 2020, respectively. Intangible assets are highly vulnerable to impairment charges, particularly newly acquired assets for recently launched products and IPR&D. Considering the high risk nature of research and development and the industry’s success rate of bringing developmental compounds to market, IPR&D impairment charges may occur in future periods. Estimating the fair value of IPR&D for potential impairment is highly sensitive to changes in projections and assumptions and changes in assumptions could potentially lead to impairment.
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
We amortize intangible assets with definite lives on a straight-line basis over their estimated useful lives, ranging from 3 to 20 years. We use the straight-line method of amortization as there is no reliably determinable pattern in which the economic benefits of our intangible assets are consumed or otherwise used up. Amortization expense was $25.2 million and $29.9 million for the six months ended June 30, 2021 and 2020, respectively.
Fair value measurements. The carrying amounts of our cash and cash equivalents, accounts receivable, accounts payable and short-term debt approximate their fair value due to the short-term maturities of these instruments. Investments that are considered equity securities as of June 30, 2021 and December 31, 2020 are predominately carried at fair value. Our debt under the credit agreement with JPMorgan Chase Bank, N.A. approximates fair value due to the variable rate of interest applicable to such debt.
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
Derivative financial instruments. We record derivative financial instruments on our Condensed Consolidated Balance Sheet at their fair value and recognize the changes in the fair value in our Condensed Consolidated Statement of Operations when they occur, the only exception being derivatives that qualify as hedges. For the derivative instrument to qualify as a hedge, we are required to meet strict hedge effectiveness and contemporaneous documentation requirements at the initiation of the hedge and assess the hedge effectiveness on an ongoing basis over the life of the hedge. At June 30, 2021 and December 31, 2020, our foreign currency forward contracts held to economically hedge inventory purchases did not meet the documentation requirements to be designated as hedges. Accordingly, we recognize all changes in the fair values of our derivatives instruments, net, in our Condensed Consolidated Statement of Operations. Refer to Note 10.
Property, plant and equipment. Property, plant and equipment are recorded at cost or fair value if acquired in a business combination. Depreciation is provided using the straight-line method over the estimated useful lives of the assets and includes amortization expense for assets capitalized under finance leases. The estimated useful lives by asset class are as follows: software - 3 years, machinery, medical and other equipment - 5-8 years, furniture and fixtures - 5-12 years, leasehold improvements - the lesser of their useful life or the lease term, buildings and improvements - 10-40 years, and automobiles - 3-5 years. Expenditures for repairs and maintenance are charged to expense as incurred. Depreciation expense was $8.0 million and $15.4 million for the three and six months ended June 30, 2021, respectively. Depreciation expense was $7.3 million and $14.4 million for the three and six months ended June 30, 2020, respectively. Assets held under finance leases are included within Property, plant and equipment, net in our Condensed Consolidated Balance Sheet and are amortized over the shorter of their useful lives or the expected term of their related leases. Assets to be disposed of by sale are recognized as held for sale at the lower of carrying value or fair value less costs to sell.
Impairment of long-lived assets. Long-lived assets, such as property and equipment and assets held for sale, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, then an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset.
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
We operate in various countries and tax jurisdictions globally.  For interim reporting purposes, we record income taxes based on the expected effective income tax rate, taking into consideration year to date and global forecasted tax results.  For the three and six months ended June 30, 2021, the tax rate differed from the U.S. federal statutory rate of 21% primarily due to the valuation allowance against certain U.S. and non-U.S. deferred tax assets, the relative mix in earnings and losses in the U.S. versus foreign tax jurisdictions, and the impact of certain discrete tax events and operating results in tax jurisdictions which do not result in a tax benefit.
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
While we have receivables due from federal and state governmental agencies, we do not believe that such receivables represent a credit risk because the related healthcare programs are funded by federal and state governments, and payment is primarily dependent upon submitting appropriate documentation. At June 30, 2021 and December 31, 2020, receivable balances (net of explicit and implicit price concessions) from Medicare and Medicaid were 5% and 6%, respectively, of our consolidated Accounts receivable, net. At June 30, 2021 and December 31, 2020, receivable balances (net of explicit and implicit price concessions) due directly from states, cities and other municipalities, specifically related to our real-time reverse-transcription polymerase chain reaction (real-time RT-PCR) assay to detect COVID-19, were 7.1% and 6.3% of our consolidated accounts receivable, net, respectively.
The portion of our accounts receivable due from individual patients comprises the largest portion of credit risk. At June 30, 2021 and December 31, 2020, receivables due from patients represented approximately 1.0% and 0.7%, respectively, of our consolidated Accounts receivable, net.
We assess the collectability of accounts receivable balances by considering factors such as historical collection experience, customer credit worthiness, the age of accounts receivable balances, regulatory changes and current economic conditions and trends that may affect a customer’s ability to pay. Actual results could differ from those estimates. The allowance for credit losses was $2.5 million and $2.1 million at June 30, 2021 and December 31, 2020, respectively. The credit loss expense for the three and six months ended June 30, 2021 was $0.3 million and $0.6 million, respectively. The credit loss expense for the three and six months ended June 30, 2020 was $0.1 million and $0.2 million, respectively.
Equity-based compensation. We measure the cost of services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is recognized in the Condensed Consolidated Statement of Operations over the period during which an employee is required to provide service in exchange for the award. We record excess tax benefits realized from the exercise of stock options as cash flows from operations. For the three and six months ended June 30, 2021 we recorded $3.5 million and $6.1 million, respectively, of equity-based compensation expense. For the three and six months ended June 30, 2020, we recorded $1.6 million and $4.0 million, respectively, of equity-based compensation expense.

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
A total of 64,292,882 and 69,505,513 potential shares of Common Stock were excluded from the calculation of diluted net loss per share for the three months ended June 30, 2021, and 2020, respectively, because their inclusion would be antidilutive. A total of 69,861,689 and 69,347,867 potential shares of Common Stock were excluded from the calculation of diluted net loss per share for the six months ended June 30, 2021, and 2020, respectively, because their inclusion would be antidilutive. A full presentation of diluted earnings per share has not been provided because the required adjustments to the numerator and denominator resulted in diluted earnings per share equivalent to basic earnings per share.
During the three months ended June 30, 2021, 63,625 Common Stock options and Common Stock warrants to purchase shares of our Common Stock were exercised, resulting in the issuance of 63,625 shares of Common Stock. Of the 63,625 Common Stock options and Common Stock warrants exercised, no shares of Common Stock were surrendered in lieu of a cash payment via the net exercise feature of the agreements.
During the six months ended June 30, 2021, 181,125 Common Stock options and Common Stock warrants to purchase shares of our Common Stock were exercised, resulting in the issuance of 181,125 shares of Common Stock. Of the 181,125 Common Stock options and Common Stock warrants exercised, no shares of Common Stock were surrendered in lieu of a cash payment via the net exercise feature of the agreements.
During the three and six months ended June 30, 2020, no Common Stock options or Common Stock warrants to purchase shares of our Common Stock were exercised, resulting in the issuance of no shares of Common Stock.

NOTE 5 COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS

(In thousands)	June 30, 2021	December 31, 2020
Accounts receivable, net:
Accounts receivable	$268,327	$288,369
Less: allowance for credit losses	(2,471)	(2,055)
	$265,856	$286,314
Inventories, net:
Consumable supplies	$90,838	$86,779
Finished products	38,870	36,831
Work in-process	3,449	5,268
Raw materials	6,409	5,784
Less: inventory reserve	(4,844)	(2,321)
	$134,722	$132,341
Other current assets and prepaid expenses:
Taxes recoverable	$9,291	$13,440
Prepaid expenses	14,593	7,259
Prepaid insurance	7,374	3,803
Other receivables	492	2,502
Other	15,877	5,309
	$47,627	$32,313
Intangible assets, net:
Customer relationships	$447,484	$448,751
Technologies	290,582	296,623
Trade names	49,806	49,820
Covenants not to compete	16,328	16,334
Licenses	5,766	5,766
Product registrations	7,803	8,025
Other	6,351	6,513
Less: accumulated amortization	(378,605)	(356,830)
	$445,515	$475,002
Accrued expenses:
Inventory received but not invoiced	$33,478	$72,160
Commitments and contingencies	23,161	15,454
Employee benefits	40,899	43,300
Contract liabilities	8,400	15,783
Clinical trials	6,116	7,112
Contingent consideration	487	1,188
Finance leases short-term	2,084	2,453
Professional fees	3,347	4,985
Other	69,200	78,434
	$187,172	$240,869

(In thousands)	June 30, 2021	December 31, 2020
Other long-term liabilities:
Contingent consideration	$2,987	$4,507
Mortgages and other debts payable	3,970	3,837
Finance leases long-term	2,559	2,805
Contract liabilities	552	595
Other	14,798	25,328
	$24,866	$37,072

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
The changes in value of the intangible assets and goodwill during the six months ended June 30, 2021 were primarily due to foreign currency fluctuations between the Chilean Peso, and the Euro against the U.S. dollar.
The following table summarizes the changes in Goodwill by reporting unit during the six months ended June 30, 2021.

	2021
(In thousands)	Gross goodwill at January 1	Cumulative impairment at January 1	Goodwill impairment	Foreign exchange and other	Balance at June 30
Pharmaceuticals
CURNA	$4,827	$(4,827)	$—	$—	$—
Rayaldee	93,418	—	—	(2,875)	90,543
FineTech	11,698	(11,698)	—	—	—
OPKO Biologics	139,784	—	—	—	139,784
OPKO Chile	4,505	—	—	(113)	4,392
OPKO Health Europe	8,086	—	—	(254)	7,832
OPKO Mexico	100	(100)	—	—	—
Transition Therapeutics	3,421	(3,421)	—	—	—

Diagnostics
BioReference	434,809	—	—	—	434,809
OPKO Diagnostics	17,977	(17,977)	—	—	—
	$718,625	$(38,023)	$—	$(3,242)	$677,360

NOTE 6 INVESTMENTS
Investments
The following table reflects the accounting method, carrying value and underlying equity in net assets of our unconsolidated investments as of June 30, 2021 and December 31, 2020:

(in thousands)	As of June 30, 2021		As of December 31, 2020
Investment type	Investment Carrying Value	Underlying Equity in Net Assets	Investment Carrying Value	Underlying Equity in Net Assets
Equity method investments	$346	$2,242	$426	$2,252
Variable interest entity, equity method	1,030	—	1,060	9
Equity securities	7,466		14,136
Equity securities with no readily determinable fair value	35		35
Warrants and options	68		74
Total carrying value of investments	$8,945		$15,731
Equity method investments
Our equity method investments consist of investments in Pharmsynthez (ownership 9%), Cocrystal Pharma, Inc. (“COCP”) (3%), Non-Invasive Monitoring Systems, Inc. (“NIMS”) (1%), Neovasc, Inc. (“Neovasc”) (1%), InCellDx, Inc. (“InCellDx”) (29%), BioCardia, Inc. (“BioCardia”) (1%), and Xenetic Biosciences, Inc. (“Xenetic”) (2%). The aggregate amount of assets, liabilities, and net losses of our equity method investees as of and for the six months ended June 30, 2021 were $179.0 million, $26.7 million, and $5.9 million, respectively. The aggregate amount of assets, liabilities, and net losses of our equity method investees as of and for the year ended December 31, 2020 were $90.9 million, $28.4 million, and $75.4 million, respectively. We have determined that we and/or our related parties can significantly influence control of our equity method investments through our board representation and/or voting power. Accordingly, we account for our investment in these entities under the equity method and record our proportionate share of their losses in Loss from investments in investees in our Condensed Consolidated Statement of Operations. The aggregate value of our equity method investments based on the quoted market prices of their respective shares of common stock and the number of shares held by us as of June 30, 2021 was $7.1 million.
Investments in Equity Securities
Our equity securities consist of investments in Phio Pharmaceuticals (“Phio”) (ownership 0.01%), VBI Vaccines Inc. (“VBI”) (1%), ChromaDex Corporation (“ChromaDex”) (0.1%), and Eloxx Pharmaceuticals, Inc. (“Eloxx”) (2%). We have determined that our ownership, along with that of our related parties, does not provide us with significant influence over the operations of these investments. Accordingly, we account for our investment in these entities as equity securities, and we record changes in the fair value of these investments in Other income (expense) each reporting period when they have readily determinable fair value. Equity securities without a readily determinable fair value are adjusted to fair value when there is an observable price change. Net gains and losses on our equity securities for the six months ended June 30, 2021, and 2020 were as follows:

	For the six months ended June 30
(in thousands)	2021	2020
Equity Securities:
Net gains and losses recognized during the period on equity securities	$1,408	$5,907
Less: Net gains and losses realized during the period on equity securities	(2,981)	—
Unrealized net gains and losses recognized during the period on equity securities still held at the reporting date	$(1,573)	$5,907
Sales of investments
Gains (losses) included in earnings from sales of our investments are recorded in Other income (expense), net in our Condensed Consolidated Statement of Operations. The cost of securities sold is based on the specific identification method.

Warrants and options
In addition to our equity method investments and equity securities, we hold options to purchase 47 thousand additional shares of BioCardia, all of which were vested as of June 30, 2021 and December 31, 2020, and 33 thousand, 0.7 million, 40 thousand and 404 warrants to purchase shares of COCP, InCellDx, Inc., Xenetic, and Phio, respectively. We recorded the changes in the fair value of the options and warrants in Fair value changes of derivative instruments, net in our Condensed Consolidated Statement of Operations. We also recorded the fair value of the options and warrants in Investments, net in our Condensed Consolidated Balance Sheet. See further discussion of the Company’s options and warrants in Note 9 and Note 10.
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

Our initial capital investment in Detect Genomix was $245,000 for which we received a 49% ownership interest in Detect Genomix. We are required to make additional capital contributions to Detect Genomix in accordance with our percentage interests if Detect Genomix is unable to generate positive cash flow from operations or is unable to obtain alternative financing. We have not made any other investments in or loans to Detect Genomix through June 30, 2021.
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
We own 1,260,000 shares of Zebra Series A-2 Preferred Stock and 900,000 shares of Zebra restricted common stock (ownership 29% at June 30, 2021). Zebra is a privately held biotechnology company focused on the discovery and development of biosuperior antibody therapeutics and complex drugs. Dr. Richard Lerner, M.D., a member of our Board of Directors, is a founder of Zebra and, along with Dr. Frost, serves as a member of Zebra’s Board of Directors.
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

NOTE 7 DEBT
As of June 30, 2021 and December 31, 2020, our debt consisted of the following:

(In thousands)	June 30, 2021	December 31, 2020
2025 Notes	$116,009	$156,163
2023 Convertible Notes	64,139	62,776
2033 Senior Notes	3,050	3,050
JP Morgan Chase	—	7,057
Chilean and Spanish lines of credit	16,197	15,897
Current portion of notes payable	1,764	1,749
Long term portion of notes payable	4,517	4,513
Total	$205,676	$251,205

Balance sheet captions
Convertible Notes	$183,198	$221,989
Current portion of lines of credit and notes payable	17,961	24,703
LT notes payable included in long-term liabilities	4,517	4,513
Total	$205,676	$251,205

On February 25, 2020, we entered into a credit agreement with an affiliate of Dr. Frost, pursuant to which the lender committed to provide us with an unsecured line of credit in the amount of $100 million. The line of credit called for a commitment fee equal to 0.25% per annum of the unused portion of the line. We terminated this line of credit in June 2021 and as of June 30, 2021, no amount was outstanding thereunder.
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
In May 2021, we entered into exchange agreements with certain holders of the 2025 Notes pursuant to which the holders exchanged $55.4 million in aggregate principal amount of the outstanding 2025 Notes for 19,051,270 shares of our Common Stock (the “Exchange”). We recorded an $11.1 million non-cash loss related to the Exchange.
In conjunction with the issuance of the 2025 Notes, we agreed to loan up to 30,000,000 shares of our Common Stock to affiliates of the underwriter in order to assist investors in the 2025 Notes to hedge their position. Following consummation of the Exchange, the number of outstanding borrowed shares of Common Stock was reduced by approximately 8,105,175 shares. As of June 30, 2021 and December 31, 2020, a total of 21,144,825 and 29,250,000 shares remained outstanding under the share lending arrangement, respectively. We will not receive any of the proceeds from the sale of the borrowed shares, but we received a one-time nominal fee of $0.3 million for the newly issued shares. Shares of our Common Stock outstanding under the share lending arrangement are excluded from the calculation of basic and diluted earnings per share. See Note 4.
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
The following table sets forth information related to the 2025 Notes which is included in our Condensed Consolidated Balance Sheet as of June 30, 2021:

(In thousands)	2025 Senior Notes	Discount	Debt Issuance Cost	Total
Balance at December 31, 2020	$200,000	$(39,537)	$(4,300)	$156,163
Amortization of debt discount and debt issuance costs	—	3,617	394	4,011
Conversion	(55,420)	10,151	1,104	(44,165)
Balance at June 30, 2021	$144,580	$(25,769)	$(2,802)	$116,009

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

In November 2015, BioReference and certain of its subsidiaries entered into a credit agreement with JPMorgan Chase Bank, N.A. (“CB”), as lender and administrative agent, as amended (the “Credit Agreement”). The Credit Agreement provides for a $75.0 million secured revolving credit facility and includes a $20.0 million sub-facility for swingline loans and a $20.0 million sub-facility for the issuance of letters of credit. The Credit Agreement matures on November 5, 2021 and is guaranteed by all of BioReference’s domestic subsidiaries. The Credit Agreement is also secured by substantially all assets of BioReference and its domestic subsidiaries, as well as a non-recourse pledge by us of our equity interest in BioReference. Availability under the Credit Agreement is based on a borrowing base composed of eligible accounts receivables of BioReference and certain of its subsidiaries, as specified therein. As of June 30, 2021, $64.3 million remained available for borrowing under the Credit Agreement. Principal under the Credit Agreement is due upon maturity on November 5, 2021.

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

    As of June 30, 2021 and December 31, 2020, no amount and $7.1 million, respectively, was outstanding under the Credit Agreement.

The Credit Agreement contains customary covenants and restrictions, including, without limitation, covenants that require BioReference and its subsidiaries to maintain a minimum fixed charge coverage ratio if availability under the new credit facility falls below a specified amount and to comply with laws and restrictions on the ability of BioReference and its subsidiaries to incur additional indebtedness or to pay dividends and make certain other distributions to the Company, subject to certain exceptions as specified therein. Failure to comply with these covenants would constitute an event of default under the Credit Agreement, notwithstanding the ability of BioReference to meet its debt service obligations. The Credit Agreement also includes various customary remedies for the lenders following an event of default, including the acceleration of repayment of outstanding amounts under the Credit Agreement and execution upon the collateral securing obligations under the Credit Agreement. Substantially all the assets of BioReference and its subsidiaries are restricted from sale, transfer, lease, disposal or distributions to the Company, subject to certain exceptions. As of June 30, 2021, BioReference and its subsidiaries had net assets of approximately $1,095.7 million, which included goodwill of $434.8 million and intangible assets of $314.4 million.
In addition to the Credit Agreement with CB, we had line of credit agreements with eleven other financial institutions as of both June 30, 2021 and December 31, 2020 in the U.S., Chile and Spain. These lines of credit are used primarily as sources of working capital for inventory purchases.
The following table summarizes the amounts outstanding under the BioReference, Chilean and Spanish lines of credit:

(Dollars in thousands)			Balance Outstanding
Lender	Interest rate on borrowings at June 30, 2021	Credit line capacity	June 30, 2021	December 31, 2020
JPMorgan Chase	3.75%	$75,000	$—	$7,057
Itau Bank	5.50%	2,887	2,887	2,353
Bank of Chile	6.60%	2,275	860	1,494
BICE Bank	5.50%	2,500	919	1,166
Scotiabank	5.50%	4,500	—	1,829
Santander Bank	5.50%	4,500	663	3,025
Security Bank	5.50%	2,797	2,797	262
Estado Bank	5.50%	4,700	2,161	2,127
BCI Bank	5.00%	2,645	2,645	—
Corpbanca	5.00%	3,265	3,265	3,641
Banco De Sabadell	1.75%	594	—	—
Santander Bank	1.82%	594	—	—
Total		$106,257	$16,197	$22,954
At June 30, 2021 and December 31, 2020, the weighted average interest rate on our lines of credit was approximately 5.4% and 4.9%, respectively.
At June 30, 2021 and December 31, 2020, we had notes payable and other debt (excluding the 2033 Senior Notes, the 2023 Convertible Notes, the 2025 Notes, the Credit Agreement and amounts outstanding under lines of credit described above) as follows:

(In thousands)	June 30, 2021	December 31, 2020
Current portion of notes payable	$1,764	$1,749
Other long-term liabilities	4,517	4,513
Total	$6,281	$6,262
The notes and other debt mature at various dates ranging from 2020 through 2024, bearing variable interest rates from 0.7% up to 3.8%. The weighted average interest rate on the notes and other debt was 2.7% and 2.9% on June 30, 2021 and December 31, 2020. The notes are partially secured by our office space in Barcelona.

NOTE 8 ACCUMULATED OTHER COMPREHENSIVE LOSS
For the six months ended June 30, 2021, changes in Accumulated other comprehensive loss, net of tax, were as follows:

(In thousands)	Foreign currency translation
Balance at December 31, 2020	$(4,225)
Other comprehensive loss	(5,707)
Balance at June 30, 2021	$(9,932)

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
As of June 30, 2021, we had equity securities (refer to Note 6), forward foreign currency exchange contracts for inventory purchases (refer to Note 10) and contingent consideration related to the acquisitions of CURNA, OPKO Diagnostics and OPKO Renal that are required to be measured at fair value on a recurring basis. In addition, in connection with our investment and our consulting agreement with BioCardia, we record the related BioCardia options at fair value as well as the warrants from COCP, InCellDx, Xenetic and Phio.
Our financial assets and liabilities measured at fair value on a recurring basis are as follows:

	Fair value measurements as of June 30, 2021
(In thousands)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Assets:
Equity securities	$7,466	$—	$—	$7,466
Common stock options/warrants	—	68	—	68
Forward contracts	—	358	—	358
Total assets	$7,466	$426	$—	$7,892
Liabilities:
Contingent consideration	—	—	3,474	3,474
Total liabilities	$—	$—	$3,474	$3,474

	Fair value measurements as of December 31, 2020
(In thousands)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Assets:
Equity securities	$14,136	$—	$—	$14,136
Common stock options/warrants	—	74	—	74
Total assets	$14,136	$74	$—	$14,210
Liabilities:
Forward contracts	—	1,040	—	1,040
Contingent consideration	—	—	5,695	5,695
Total liabilities	$—	$1,040	$5,695	$6,735

The carrying amount and estimated fair value of our 2025 Notes, as well as the applicable fair value hierarchy tiers, are contained in the table below. The fair value of the 2025 Notes is determined using inputs other than quoted prices in active markets that are directly observable.

	June 30, 2021
(In thousands)	Carrying Value	Total Fair Value	Level 1	Level 2	Level 3
2025 Notes	$116,009	$188,902	$—	$188,902	$—
There have been no transfers between Level 1 and Level 2 and no transfers to or from Level 3 of the fair value hierarchy.
As of June 30, 2021 and December 31, 2020, the carrying value of our other financial instrument assets approximates their fair value due to their short-term nature or variable rate of interest.
The following table reconciles the beginning and ending balances of our Level 3 assets and liabilities as of June 30, 2021:

June 30, 2021
(In thousands)	Contingent consideration
Balance at December 31, 2020	$5,695
Change in fair value:
Included in results of operations	(1,059)
Payments	(1,162)
Balance at June 30, 2021	$3,474
The estimated fair values of our financial instruments have been determined by using available market information and what we believe to be appropriate valuation methodologies. We use the following methods and assumptions in estimating fair value:
Contingent consideration – We estimate the fair value of the contingent consideration utilizing a discounted cash flow model for the expected payments based on estimated timing and expected revenues. We use several discount rates depending on each type of contingent consideration related to OPKO Diagnostics, CURNA and OPKO Renal transactions. As of June 30, 2021, of the $3.5 million of contingent consideration, $0.5 million was recorded in Accrued expenses and $3.0 million was recorded in Other long-term liabilities. As of December 31, 2020, of the $5.7 million of contingent consideration, $1.2 million was recorded in Accrued expenses and $4.5 million was recorded in Other long-term liabilities.

NOTE 10 DERIVATIVE CONTRACTS
The following table summarizes the fair values and the presentation of our derivative assets (liabilities) in the Condensed Consolidated Balance Sheets:

(In thousands)	Balance Sheet Component	June 30, 2021	December 31, 2020
Derivative financial instruments:
Common Stock options/warrants	Investments, net	$68	$74
Forward contracts	Unrealized gains on forward contracts are recorded in Other current assets and prepaid expenses. Unrealized (losses) on forward contracts are recorded in Accrued expenses.	$358	$(1,040)
We enter into foreign currency forward exchange contracts with respect to the risk of exposure to exchange rate differences arising from inventory purchases on letters of credit. Under these forward contracts, for any rate above or below the fixed rate, we receive or pay the difference between the spot rate and the fixed rate for the given amount at the settlement date.
To qualify the derivative instrument as a hedge, we are required to meet strict hedge effectiveness and contemporaneous documentation requirements at the initiation of the hedge and assess the hedge effectiveness on an ongoing basis over the life of the hedge. At June 30, 2021 and December 31, 2020, our derivative financial instruments did not meet the documentation requirements to be designated as hedges. Accordingly, we recognize the changes in Fair value of derivative instruments, net in our Condensed Consolidated Statement of Operations. The following table summarizes the losses and gains recorded for the three and six months ended June 30, 2021 and 2020:

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2021	2020	2021	2020
Derivative gain (loss):
Common Stock options/warrants	$(26)	$(7)	$(6)	$(69)
Forward contracts	(246)	(6)	(705)	677
Total	$(272)	$(13)	$(711)	$608

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
On February 25, 2020, we entered into a credit agreement with an affiliate of Dr. Frost, pursuant to which the lender committed to provide us with an unsecured line of credit in the amount of $100 million. The line of credit called for a commitment fee equal to 0.25% per annum of the unused portion of the line. We terminated this line of credit in June 2021 and as of June 30, 2021, no amount was outstanding thereunder.

The Company owns approximately 9% of Pharmsynthez and Pharmsynthez is Xenetic’s largest and controlling stockholder. Dr. Richard Lerner, a director of the Company, is a co-inventor of Xenetic’s technology and received 31,240 shares of Xenetic upon the closing of the Xenetic transactions described above. Adam Logal, our Senior Vice President and Chief Financial Officer, is the Chairman of the Board of Directors of Xenetic.
We hold investments in Zebra (ownership 29%), Neovasc (1%), ChromaDex Corporation (0.1%), COCP (3%), NIMS (1%), Eloxx (2%), and BioCardia (1%). These investments were considered related party transactions as a result of our executive management’s ownership interests and/or board representation in these entities. See further discussion of our investments in Note 6.
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
We reimburse Dr. Frost for Company-related use by Dr. Frost and our other executives of an airplane owned by a company that is beneficially owned by Dr. Frost. We reimburse Dr. Frost for out-of-pocket operating costs for the use of the airplane by Dr. Frost or Company executives for Company-related business. We do not reimburse Dr. Frost for personal use of the airplane by Dr. Frost or any other executive. For the three and six months ended June 30, 2021, we reimbursed approximately $43 thousand for Company-related travel by Dr. Frost and other OPKO executives. For the three and six months ended June 30, 2020, we reimbursed approximately $0 thousand and $94 thousand, respectively, for Company-related travel by Dr. Frost and other OPKO executives.
NOTE 12 COMMITMENTS AND CONTINGENCIES
In connection with our acquisitions of CURNA, OPKO Diagnostics and OPKO Renal, we agreed to pay future consideration to the sellers upon the achievement of certain events. As a result, as of June 30, 2021, we recorded $3.5 million as contingent consideration, with $0.5 million recorded within Accrued expenses and $3.0 million recorded within Other long-term liabilities in the accompanying Condensed Consolidated Balance Sheets. Refer to Note 5 and Note 17.
As previously mentioned, BioReference receives and is routinely required to respond to Civil Investigative Demands (“CID”) in the ordinary course of business. On November 26, 2019, BioReference received a CID from the U.S. Department of Justice (“DOJ”). The CID states that DOJ is investigating whether BioReference paid unlawful remuneration to health care practitioners in violation of the Anti-Kickback Statute or Stark law and thus submitted or caused to be submitted false claims to government health care programs in violation of the False Claims Act. The time period covered by DOJ’s requests is January 1, 2011 through November 26, 2019. BioReference has fully cooperated with the DOJ by submitting the requested information and making current employees available for interviews, and DOJ recently made a presentation to BioReference regarding its position. While BioReference intends to vigorously defend itself with respect to the claims, the parties have begun to discuss settlement.
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
From time to time, we may receive inquiries, document requests, CIDs or subpoenas from the Department of Justice, OCR, CMS, various payors and fiscal intermediaries, and other state and federal regulators regarding investigations, audits and reviews. In addition to the matters discussed in this note, we are currently responding to CIDs, subpoenas, payor audits, and document requests for various matters relating to our laboratory operations. Some pending or threatened proceedings against us may involve potentially substantial amounts as well as the possibility of civil, criminal, or administrative fines, penalties, or other sanctions, which could be material. Settlements of suits involving the types of issues that we routinely confront may require monetary payments as well as corporate integrity agreements. Additionally, qui tam or “whistleblower” actions initiated under the civil False Claims Act may be pending but placed under seal by the court to comply with the False Claims Act’s requirements for filing such suits. Also, from time to time, we may detect issues of non-compliance with federal healthcare laws pertaining to claims submission and reimbursement practices and/or financial relationships with physicians, among other things. We may avail ourselves of various mechanisms to address these issues, including participation in voluntary disclosure protocols. Participating in voluntary disclosure protocols can have the potential for significant settlement obligations or even enforcement action. The Company generally has cooperated, and intends to continue to cooperate, with appropriate regulatory authorities as and when investigations, audits and inquiries arise.
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
At June 30, 2021, we were committed to make future purchases for inventory and other items in 2021 that occur in the ordinary course of business under various purchase arrangements with fixed purchase provisions aggregating approximately $135.5 million.
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
Client Payors. Client payors include physicians, hospitals, employers, and other institutions for which services are performed on a wholesale basis, and are billed and recognized as revenue based on negotiated fee schedules. Client payors also include cities, states and companies for which BioReference provides COVID-19 testing services.
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
The complexities and ambiguities of billing, reimbursement regulations and claims processing, as well as considerations unique to Medicare and Medicaid programs, require us to estimate the potential for retroactive adjustments as an element of variable consideration in the recognition of revenue in the period the related services are rendered. Actual amounts are adjusted in the period those adjustments become known. For the six months ended June 30, 2021 and June 30 2020, positive revenue adjustments due to changes in estimates of implicit price concessions for performance obligations satisfied in prior periods of $28.5 million and $0.2 million were recognized, respectively. Revenue adjustments for the six months ended June 30, 2021 were primarily due to an improvement in COVID-19 test reimbursement estimates.
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
Settlements with third-party payors for retroactive adjustments due to audits, reviews or investigations are also considered variable consideration and are included in the determination of the estimated transaction price for providing services. These settlements are estimated based on the terms of the payment agreement with the payor, correspondence from the payor and our historical settlement activity, including an assessment of the probability a significant reversal of cumulative revenue recognized will occur when the uncertainty is subsequently resolved. Estimated settlements are adjusted in future periods as adjustments become known (that is, new information becomes available), or as years are settled or are no longer subject to such audits, reviews, and investigations. As of June 30, 2021 and December 31, 2020, we had liabilities of approximately $9.5 million and $14.9 million, respectively, within Accrued expenses and Other long-term liabilities related to reimbursements for payor overpayments.
The composition of Revenue from services by payor for the three and six months ended June 30, 2021 and 2020 was as follows:

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2021	2020	2021	2020
Healthcare insurers	$109,084	$84,082	$273,913	$183,232
Government payers	57,611	15,886	131,269	42,784
Client payers	225,936	141,090	488,845	180,191
Patients	4,566	9,913	10,122	15,604
Total	$397,197	$250,971	$904,149	$421,811
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
We recognize revenue for shipments of Rayaldee at the time of delivery to customers after estimating Sales Deductions and product returns as elements of variable consideration utilizing historical information and market research projections. For the three and six months ended June 30, 2021, we recognized $5.0 million and $8.6 million, respectively, in net product revenue from sales of Rayaldee. For the three and six months ended June 30, 2020, we recognized $8.6 million and $18.6 million, respectively, in net product revenue from sales of Rayaldee.
The following table presents an analysis of product sales allowances and accruals for the three and six months ended June 30, 2021:

(In thousands)	Chargebacks, discounts, rebates and fees	Governmental	Returns	Total
Balance at March 31, 2021	$1,693	$6,209	$3,487	$11,389
Provision related to current period sales	3,724	7,061	322	11,107
Credits or payments made	(3,716)	(5,684)	(485)	(9,885)
Balance at June 30, 2021	$1,701	$7,586	$3,324	$12,611

Total gross Rayaldee sales				$16,122
Provision for Rayaldee sales allowances and accruals as a percentage of gross Rayaldee sales				69%

(In thousands)	Chargebacks, discounts, rebates and fees	Governmental	Returns	Total
Balance at December 31, 2020	$2,332	$5,812	$3,593	$11,737
Provision related to current period sales	7,539	12,755	635	20,929
Credits or payments made	(8,170)	(10,981)	(904)	(20,055)
Balance at June 30, 2021	$1,701	$7,586	$3,324	$12,611

Total gross Rayaldee sales				$31,767
Provision for Rayaldee sales allowances and accruals as a percentage of gross Rayaldee sales				66%
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
For the three and six months ended June 30, 2021, revenue from transfer of intellectual property principally reflects $2.8 million and $5.6 million of revenue, respectively, related to the Pfizer Transaction (as defined below) and a $5.0 million non-refundable upfront payment we have received under the Nicoya Agreement (as defined below). For the three and six months ended June 30, 2020, revenue from transfer of intellectual property principally reflects $13.9 million and $22.7 million of revenue, respectively, related to the Pfizer Transaction. In addition, revenue from the transfer of intellectual property and other for the three and six months ended June 30, 2020 includes a $6.2 million grant received by BioReference from the CARES Act. Refer to Note 14 for discussion of the Pfizer Transaction.
Contract liabilities relate to cash consideration that OPKO receives in advance of satisfying the related performance obligations. Changes in the contractual liabilities balance during the six months ended June 30, 2021 are as follows:

(In thousands)
Balance at December 31, 2020	$16,378
Balance at June 30, 2021	8,952
Revenue recognized in the period from:
Amounts included in contracts liability at the beginning of the period	7,425
The contract liability balance at June 30, 2021 related primarily to accelerated payments received as part of the CARES Act. Refer to Note 2.
NOTE 14 STRATEGIC ALLIANCES
NICOYA Macau Limited
On June 18, 2021, EirGen, our wholly owned subsidiary, and NICOYA Macau Limited (“Nicoya”), a Macau corporation and an affiliate of NICOYA Therapeutics, entered into a Development and License Agreement (the “Nicoya Agreement”) granting Nicoya the exclusive rights for the development and commercialization of extended release calcifediol (the “Nicoya Product”) in Greater China, which includes mainland China, Hong Kong, Macau, and Taiwan (collectively, the “Nicoya Territory”). Extended release calcifediol is marketed in the U.S. by OPKO under the tradename Rayaldee. The license grant to Nicoya covers the therapeutic and preventative use of the Nicoya Product for SHPT in non-dialysis and hemodialysis chronic kidney disease patients (the “Nicoya Field”).
EirGen has received an initial upfront payment of $5 million and is eligible to receive an additional $5 million upon the first to occur of (A) a predetermined milestone and (B) the first anniversary of the effective date. EirGen is also eligible to receive up to an additional aggregate amount of $115 million upon the achievement of certain development, regulatory and sales-based milestones by Nicoya for the Nicoya Product in the Nicoya Territory. EirGen will also receive tiered, double digit royalty payments at rates in the low double digits on net product sales within the Nicoya Territory and in the Nicoya Field.
Nicoya will, at its sole cost and expense, be responsible for performing all development activities necessary to obtain all regulatory approvals for the Nicoya Product in the Nicoya Territory and for all commercial activities pertaining to the Nicoya Product in the Nicoya Territory.

Unless earlier terminated, the Nicoya Agreement will remain in effect until such time as all royalty payment terms and extended payment terms have expired, and Nicoya shall have no further payment obligations to EirGen under the terms of the Nicoya Agreement. Nicoya’s royalty obligations expire on the later of (i) expiration of the last to expire valid patent claim covering the Nicoya Product sold in the Nicoya Territory, (ii) expiration of all regulatory and data exclusivity applicable to the Nicoya Product in the Nicoya Territory, and (iii) on a product-by-product basis, ten (10) years after such Nicoya Product’s first commercial sale in the Nicoya Territory. In addition to termination rights for material breach and bankruptcy, Nicoya is permitted to terminate the Nicoya Agreement after a specified notice period.
Japan Tobacco Inc.
On October 12, 2017, EirGen and Japan Tobacco Inc. (“JT”) entered into a Development and License Agreement (the “JT Agreement”) granting JT the exclusive rights for the development and commercialization of Rayaldee in Japan (the “JT Territory”). The license grant to JT covers the therapeutic and preventative use of the product for (i) SHPT in non-dialysis and dialysis patients with CKD, (ii) rickets, and (iii) osteomalacia (the “JT Initial Indications”), as well as such additional indications as may be added to the scope of the license subject to the terms of the JT Agreement (the “JT Additional Indications” and together with the JT Initial Indications, the “JT Field”).
On May 17, 2021, JT delivered to the Company a notice of termination of the JT Agreement pursuant to Section 16.1(a) thereof, which permits termination by JT for any reason, indicating its decision to discontinue development of the product for the Japanese market based on a comprehensive review of its development pipeline. The termination of the JT Agreement became effective shortly thereafter upon Vifor Fresenius Medical Care Renal Pharma Ltd’s (“VFMCRP”) assumption of the JT Territory.
Vifor Fresenius Medical Care Renal Pharma Ltd
In May 2016, EirGen and VFMCRP entered into a Development and License Agreement (the “VFMCRP Agreement”) for the development and commercialization of Rayaldee (the “Product”) worldwide, except for (i) the U.S., (ii) any country in Central America or South America (including Mexico), (iii) Russia, (iv) China, (v) South Korea, (vi) Ukraine, (vii) Belorussia, (viii) Azerbaijan, (ix) Kazakhstan, (x) Taiwan (xi) the Middle East, and (xii) all countries of Africa (the “VFMCRP Territory”), as amended. The license to VFMCRP potentially covers all therapeutic and prophylactic uses of the Product in human patients (the “VFMCRP Field”), provided that initially the license is for the use of the Product for the treatment or prevention of SHPT related to patients with CKD and vitamin D insufficiency/deficiency (the “VFMCRP Initial Indication”).
Effective May 23, 2021, we entered into an amendment to the VFMCRP Agreement pursuant to which the parties thereto agreed to include Japan as part of the VFMCRP Territory.
Effective May 5, 2020, we entered into an amendment to the VFMCRP Agreement pursuant to which the parties agreed to exclude Mexico, South Korea, the Middle East and all of the countries of Africa from the VFMCRP Territory. In addition, the parties agreed to certain amendments to the milestone structure and to reduce minimum royalties payable. As revised, the Company has received a $3 million payment triggered by the first marketing approval of Rayaldee in Europe and is eligible to receive up to an additional $17 million in regulatory milestones and $210 million in milestone payments tied to launch, pricing and sales of Rayaldee, and tiered, double-digit royalties.
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
In connection with the VFMCRP Agreement, the parties entered into a letter agreement pursuant to which EirGen granted to VFMCRP an exclusive option (the “Option”) to acquire an exclusive license under certain EirGen patents and technology to use, import, offer for sale, sell, distribute and commercialize the Product in the U.S. solely for the treatment of SHPT in dialysis patients with CKD and vitamin D insufficiency (the “Dialysis Indication”). Upon exercise of the Option, VFMCRP will reimburse EirGen for all of the development costs incurred by EirGen with respect to the Product for the Dialysis Indication in the U.S. VFMCRP would also pay EirGen up to an additional aggregate amount of $555 million of sales-based milestones upon the achievement of certain milestones and would be obligated to pay royalties at percentage rates that range from the mid-

teens to the mid-twenties on sales of the Product in the U.S. for the Dialysis Indication. To date, VFMCRP has not exercised its option.
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
We recognized the non-refundable $295.0 million upfront payments as revenue as the research and development services were completed and as of both June 30, 2021 and December 31, 2020, we had no contract liabilities related to the Pfizer Transaction.
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
Information regarding our operations and assets for our operating segments and the unallocated corporate operations as well as geographic information are as follows:

	For the three months ended June 30,		For the six months ended June 30,
(In thousands)	2021	2020	2021	2020
Revenue from services:
Pharmaceutical	$—	$—	$—	$—
Diagnostics	397,197	250,971	904,149	421,811
Corporate	—	—	—	—
	$397,197	$250,971	$904,149	$421,811
Revenue from products:
Pharmaceutical	$35,663	$29,356	$69,608	$60,430
Diagnostics	—	—	—	—
Corporate	—	—	—	—
	$35,663	$29,356	$69,608	$60,430
Revenue from transfer of intellectual property and other:
Pharmaceutical	$9,548	$14,686	$13,816	$24,239
Diagnostics	—	6,194	—	6,194
Corporate	—	—	—	—
	$9,548	$20,880	$13,816	$30,433
Operating income (loss):
Pharmaceutical	$(13,710)	$(5,996)	$(32,868)	$(20,121)
Diagnostics	30,000	40,935	97,014	22,803
Corporate	(10,719)	(7,760)	(20,138)	(16,263)
	$5,571	$27,179	$44,008	$(13,581)
Depreciation and amortization:
Pharmaceutical	$7,007	$7,119	$14,420	$14,240
Diagnostics	13,566	15,147	26,141	30,019
Corporate	—	—	—	59
	$20,573	$22,266	$40,561	$44,318
Loss from investment in investees:
Pharmaceutical	$(67)	$(189)	$(110)	$(323)
Diagnostics	—	—	—	—
Corporate	—	—	—	—
	$(67)	$(189)	$(110)	$(323)
Revenues:
United States	$402,291	$265,890	$915,163	$446,761
Ireland	12,088	16,847	19,218	28,749
Chile	18,657	11,152	32,809	22,002
Spain	5,437	4,136	11,356	8,292
Israel	724	1,183	3,235	2,890
Mexico	3,039	1,866	5,457	3,708
Other	172	133	335	272
	$442,408	$301,207	$987,573	$512,674

(In thousands)	June 30, 2021	December 31, 2020
Assets:
Pharmaceutical	$1,158,213	$1,176,245
Diagnostics	1,227,256	1,268,738
Corporate	36,181	28,080
	$2,421,650	$2,473,063
Goodwill:
Pharmaceutical	$242,551	$245,793
Diagnostics	434,809	434,809
Corporate	—	—
	$677,360	$680,602

No customer represented more than 10% of our total consolidated revenue during the six months ended June 30, 2021 and 2020. As of June 30, 2021 and December 31, 2020, no customer represented more than 10% of our accounts receivable balance.
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
The following table presents the lease balances within the Condensed Consolidated Balance Sheet as of June 30, 2021 and December 31, 2020:

(in thousands)	Classification on the Balance Sheet	June 30, 2021	December 31, 2020
Assets
Operating lease assets	Operating lease right-of-use assets	$36,349	$37,735
Finance lease assets	Property, plant and equipment, net	4,643	5,258

Liabilities
Current
Operating lease liabilities	Current maturities of operating leases	10,102	9,028
Accrued expenses	Current maturities of finance leases	2,084	2,453
Long-term
Operating lease liabilities	Operating lease liabilities	30,605	29,760
Other long-term liabilities	Finance lease liabilities	$2,559	$2,805

Weighted average remaining lease term
Operating leases		5.8 years	5.4 years
Finance leases		2.6 years	2.3 years
Weighted average discount rate
Operating leases		5.7%	5.8%
Finance leases		5.3%	3.6%
The following table reconciles the undiscounted future minimum lease payments (displayed by year and in the aggregate) under noncancelable operating leases with terms of more than one year to the total operating lease liabilities recognized on our Condensed Consolidated Balance Sheet as of June 30, 2021:

(in thousands)	Operating	Finance
July 1, 2021 through December 31, 2021	$4,535	$1,293
2022	10,995	1,648
2023	7,722	1,038
2024	5,700	697
2025	3,726	215
Thereafter	16,367	—
Total undiscounted future minimum lease payments	49,045	4,891
Less: Difference between lease payments and discounted lease liabilities	8,338	248
Total lease liabilities	$40,707	$4,643
Expense under operating leases and finance leases was $9.1 million and $1.1 million, respectively, for the three and six months ended June 30, 2021, which includes $1.4 million of variable lease costs. Expense under operating leases and finance leases was $9.7 million and $1.2 million, respectively, for the three and six months ended June 30, 2020, which includes $1.6 million of variable lease costs. Operating lease costs and finance lease costs are included within Operating loss in the Condensed Consolidated Statement of Operations. Short-term lease costs were not material.
Supplemental cash flow information is as follows:

(in thousands)	For the six months ended June 30,
	2021	2020
Operating cash out flows from operating leases	$6,484	$9,804
Operating cash out flows from finance leases	45	86
Financing cash out flows from finance leases	769	1,026
Total	$7,298	$10,916

NOTE 17 SUBSEQUENT EVENTS
On July 6, 2021, we entered into an Exclusive License Agreement (the “CAMP4 Agreement”) with CAMP4 Therapeutics Corporation (“CAMP4”), pursuant to which we granted to CAMP4 an exclusive license to develop, manufacture, commercialize or improve therapeutics utilizing the AntagoNAT technology, an oligonucleotide platform developed under OPKO CURNA, which includes the molecule for the treatment of Dravet syndrome, together with any derivative or modification thereof (the “Licensed Compound”) and any pharmaceutical product that comprises or contains a Licensed Compound, alone or in combination with one or more other active ingredients (“Licensed Product”), worldwide. The License grant covers human pharmaceutical, prophylactic, and therapeutic and certain diagnostic uses.
We received an initial upfront payment of $1.5 million and 3,373,008 shares of CAMP4’s Series A Prime Preferred Stock (“Preferred Stock”), which equates to approximately 5% of the outstanding shares of CAMP4, and are eligible to receive up to $3.5 million in development milestone payments for Dravet syndrome products, and $4 million for non-Dravet syndrome products, as well as sales milestones of up to $90 million for Dravet syndrome products and up to $90 million for non-Dravet syndrome products. We may also receive double digit royalty payments on the net sales of royalty bearing products, subject to adjustment. In addition, upon achievement of certain development milestones, we will be eligible to receive equity consideration of up to 5,782,299 shares of Preferred Stock in connection with Dravet syndrome products and up to 1,082,248 shares of Preferred stock in connection with non-Dravet syndrome products. In connection with our acquisition of CURNA, we agreed to pay future consideration to the sellers upon the achievement of certain events. As a result of our execution of the CAMP4 Agreement, we will have to pay a percentage of any payments received to the former CURNA stockholders.
Unless earlier terminated, the CAMP4 Agreement will remain in effect on a Licensed Product-by-Licensed Product and country by-country basis until such time as the royalty term expires for a Licensed Product in a country, and expires in its entirety upon the expiration of the royalty term for the last Licensed Product in the last country. CAMP4’s royalty obligations expire on the later of (i) the expiration, invalidation or abandonment date of the last patent right in connection with the royalty bearing product, or (ii) ten (10) years after a royalty bearing product’s first commercial sale in a country. In addition to termination rights for material breach and bankruptcy, CAMP4 is permitted to terminate the Agreement after a specified notice period.

In June 2021, we announced that EirGen entered into a definitive agreement to sell one of its facilities in Waterford, Ireland to Horizon Therapeutics plc for $65 million in cash less certain assumed and accrued liabilities relating to transferred employees. The facility previously housed EirGen’s sterile-fill-finish business and is no longer a core component of our ongoing operations and business strategy. The transaction closed on July 19, 2021.
We have reviewed all subsequent events and transactions that occurred after the date of our June 30, 2021 Condensed Consolidated Balance Sheet, through the time of filing this Quarterly Report on Form 10-Q.

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
We are a diversified healthcare company that seeks to establish industry-leading positions in large and rapidly growing medical markets. Our diagnostics business includes BioReference Laboratories, Inc. (“BioReference”), one of the nation’s largest full service laboratories with a core genetic testing business and an almost 300-person sales and marketing team to drive growth and leverage new products, including the 4Kscore test. Our pharmaceutical business features Rayaldee, a U.S. Food and Drug Administration (“FDA”) approved treatment for secondary hyperparathyroidism (“SHPT”) in adults with stage 3 or 4 chronic kidney disease (“CKD”) and vitamin D insufficiency (launched in November 2016) and a pipeline of products in various stages of development. Our leading product in development is Somatrogon (hGH-CTP), a once-weekly human growth hormone for which we have partnered with Pfizer, Inc. (“Pfizer”) and successfully completed a phase 3 study in August 2019, and for which the FDA has accepted the initial Biologics License Application (“BLA”) for filing. We have also submitted a New Drug Application (an “NDA”) with the Ministry of Health, Labour and Welfare in Japan and a Marketing Authorization Application with the European Medicines Agency.We are incorporated in Delaware, and our principal executive offices are located in leased offices in Miami, Florida.
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

RECENT DEVELOPMENTS

On July 6, 2021, we entered into the CAMP4 Agreement with CAMP4, pursuant to which we granted to CAMP4 an exclusive license to develop, manufacture, commercialize or improve therapeutics utilizing the AntagoNAT technology, an oligonucleotide platform developed under OPKO CURNA, which includes the molecule for the treatment of Dravet syndrome, together with any derivative or modification thereof (the “Licensed Compound”) and any pharmaceutical product that comprises or contains a Licensed Compound, alone or in combination with one or more other active ingredients (“Licensed Product”), worldwide. The License grant covers human pharmaceutical, prophylactic, and therapeutic and certain diagnostic uses.
We received an initial upfront payment of $1.5 million and 3,373,008 shares of CAMP4’s Series A Prime Preferred Stock (“Preferred Stock”), which equates to approximately 5% of the outstanding shares of CAMP4, and are eligible to receive up to $3.5 million in development milestone payments for Dravet syndrome products, and $4 million for non-Dravet syndrome products, as well as sales milestones of up to $90 million for Dravet syndrome products and up to $90 million for non-Dravet syndrome products. We may also receive double digit royalty payments on the net sales of royalty bearing products, subject to adjustment. In addition, upon achievement of certain development milestones, we will be eligible to receive equity consideration of up to 5,782,299 shares of Preferred Stock in connection with Dravet syndrome products and up to 1,082,248 shares of Preferred stock in connection with non-Dravet syndrome products.

Unless earlier terminated, the CAMP4 Agreement will remain in effect on a Licensed Product-by-Licensed Product and country by-country basis until such time as the royalty term expires for a Licensed Product in a country, and expires in its entirety upon the expiration of the royalty term for the last Licensed Product in the last country. CAMP4’s royalty obligations expire on the later of (i) the expiration, invalidation or abandonment date of the last patent right in connection with the royalty bearing product, or (ii) ten (10) years after a royalty bearing product’s first commercial sale in a country. In addition to termination rights for material breach and bankruptcy, CAMP4 is permitted to terminate the Agreement after a specified notice period.
On June 18, 2021, EirGen and Nicoya entered into the Nicoya Agreement granting Nicoya the exclusive rights for the development and commercialization of the Nicoya Product in Greater China the Nicoya Territory. Extended release calcifediol is marketed in the U.S. under the tradename Rayaldee by OPKO.
EirGen received an initial upfront payment of $5 million and is eligible to receive an additional $5 million upon the first to occur of (A) a certain predetermined milestone, or (B) the first anniversary of the effective date. EirGen is also eligible to receive up to an additional aggregate amount of $115 million upon the achievement of certain development, regulatory and sales-based milestones by Nicoya for the Nicoya Product in the Nicoya Territory. EirGen will also receive tiered, double digit royalty payments at rates in the low double digits on net product sales within the Nicoya Territory and in the Nicoya Field.
In June 2021, we announced that EirGen entered into a definitive agreement to sell one of its facilities in Waterford, Ireland to Horizon Therapeutics plc for $65 million in cash less certain assumed and accrued liabilities relating to transferred employees. The facility houses EirGen’s sterile-fill-finish business and is no longer a core component of our ongoing operations and business strategy. The transaction closed in the third quarter of 2021.
In June 2021, we terminated the credit agreement with an affiliate of Dr. Frost, pursuant to which the lender committed to provide us with an unsecured line of credit in the amount of $100 million was terminated and as of June 30, 2021, no amount was outstanding thereunder.
Effective May 23, 2021, we entered into an amendment to our agreement with VFMCRP for the development and commercialization of Rayaldee, pursuant to which the parties agreed to include Japan as part of the VFMCRP Territory.
On May 17, 2021, JT delivered to the Company a notice of termination of the JT Agreement pursuant to Section 16.1(a) thereof, which permits termination by JT for any reason, indicating its decision to discontinue development of Rayaldee for the Japanese market based on a comprehensive review of its development pipeline.
In May 2021, we entered into exchange agreements with certain holders of the 2025 Notes pursuant to which the holders exchanged $55.4 million of the outstanding 2025 Notes for 19,051,270 shares of our Common Stock. We recorded an $11.1 million non-cash loss related to the Exchange.

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
Revenue from services for the six months ended June 30, 2021 increased by $482.3 million as compared to 2020 due to COVID-19 testing volumes; however we are unable to predict how long the demand will continue for our COVID-19 related testing, or whether pricing and reimbursement policies for testing will sustain, and accordingly, the sustainability of our COVID-19 testing volumes is uncertain. Additionally, beginning in March 2020, BioReference experienced a decline in testing volumes due to the COVID-19 pandemic; however as stay at home orders and other restrictions have been lifted, we have seen our routine clinical and genomic testing volumes trending towards normalization with prior periods. Should stay at home orders or other restrictions be reenacted, we could see our routine testing levels decline. Excluding COVID-19 test volumes, for the six months ended June 30, 2021, genomic and routine clinical test volume increased 39.0% and 13.4% as compared to volumes for the six months ended June 30, 2020. Additionally, sales of Rayaldee have not increased in accordance with its expected growth trajectory as a result of challenges in onboarding new patients due to the COVID-19 pandemic. Federal, state and local governmental policies and initiatives designed to reduce the transmission of COVID-19 have resulted in, among other things, a significant reduction in physician office visits, the cancellation of elective medical procedures, customers closing or severely curtailing their operations (voluntarily or in response to government orders), and the adoption of work-from-home or shelter-in-place policies. We also continue to see a substantial need for COVID-19 testing by our existing clients and expect new clients as infections for the virus continue.
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
We have received, or expect to receive a number of benefits under the CARES Act including, but not limited to:
•During the second quarter of 2020, we received approximately $14 million under The Centers for Medicare & Medicaid Services (CMS) Accelerated and Advance Payment Program, which provides accelerated payments to Medicare providers/suppliers working to provide treatment to patients and combat the COVID-19 pandemic, and the amounts advanced are loans which will be offset against future claims and must be repaid in 2021. These loans are initially recorded as contract liabilities included in Accrued expenses and are reduced as the amounts are recouped by CMS;
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
Since the pandemic began in the U.S., we have invested in testing capabilities and infrastructure to meet demand for our molecular and antibody testing for COVID-19.
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

FOR THE THREE MONTHS ENDED JUNE 30, 2021 AND 2020
Our consolidated income (loss) from operations for the three months ended June 30, 2021 and 2020 is as follows:

	For the three months ended June 30,
(In thousands)	2021	2020	Change	% Change
Revenues:
Revenue from services	$397,197	$250,971	$146,226	58%
Revenue from products	35,663	29,356	6,307	21%
Revenue from transfer of intellectual property and other	9,548	20,880	(11,332)	(54)%
Total revenues	442,408	301,207	141,201	47%
Costs and expenses:
Cost of revenue	292,908	162,651	130,257	80%
Selling, general and administrative	113,236	77,721	35,515	46%
Research and development	18,222	17,608	614	3%
Contingent Consideration	(103)	1,111	(1,214)	(109)%
Amortization of intangible assets	12,574	14,937	(2,363)	(16)%
Total costs and expenses	436,837	274,028	162,809	59%
Income (loss) from operations	5,571	27,179	(21,608)	(80)%
Diagnostics

	For the three months ended June 30,
(In thousands)	2021	2020	Change	% Change
Revenues
Revenue from services	$397,197	$250,971	$146,226	58%
Revenue from transfer of intellectual property and other	—	6,194	(6,194)	(100)%
Total revenues	397,197	257,165	140,032	54%
Costs and expenses:
Cost of revenue	267,806	144,783	123,023	85%
Selling, general and administrative	87,809	57,712	30,097	52%
Research and development	4,023	3,785	238	6%
Contingent Consideration	—	35	(35)	(100)%
Amortization of intangible assets	7,559	9,915	(2,356)	(24)%
Total costs and expenses	367,197	216,230	150,967	70%
Income (loss) from operations	30,000	40,935	(10,935)	(27)%

Revenue. Revenue from services for the three months ended June 30, 2021 increased by approximately $146.2 million compared to the three months ended June 30, 2020. BioReference recognized an increase in revenue for the three months ended June 30, 2021 compared to the three months ended June 30, 2020 due to an increase in clinical test volume and genomic test volume of $33.9 million and $13.1 million, respectively. This was partially offset by the negative impact of a reduction in clinical test reimbursement and genomic test reimbursement of $5.3 million and $7.1 million, respectively.
BioReference also recognized an increase in revenue for the three months ended June 30, 2021 compared to the three months ended June 30, 2020 due to an increase in COVID-19 testing volume and improvement in COVID-19 test reimbursement of $35.4 million and $70.1 million, respectively. BioReference performed 2.8 million diagnostic molecular tests for COVID-19 and 0.1 million serology antibody tests during the three months ended June 30, 2021, which represented 56.4% of total volume for that period. In comparison, the three months ended June 30, 2020 included 2.2 million molecular tests for COVID-19 and 0.3 million serology antibody tests.
Estimated collection amounts are subject to the complexities and ambiguities of billing, reimbursement regulations and claims processing, as well as considerations unique to Medicare and Medicaid programs, and require us to consider the potential for retroactive adjustments when estimating variable consideration in the recognition of revenue in the period the related services are rendered. For the three months ended June 30, 2021 and 2020, positive revenue adjustments due to changes in estimates of implicit price concessions for performance obligations satisfied in prior periods of $0.5 million and $9.0 million were recognized, respectively. Revenue adjustments for the three months ended June 30, 2021 were primarily due to an improvement in COVID-19 test reimbursement estimates.
The composition of Revenue from services by payor for the three months ended June 30, 2021 and 2020 was as follows:

	Three months ended June 30,
(In thousands)	2021	2020
Healthcare insurers	$109,084	$84,082
Government payers	57,611	15,886
Client payers	225,936	141,090
Patients	4,566	9,913
Total	$397,197	$250,971
Client payors include cities, states and companies for which BioReference provides COVID-19 testing services.
Revenue from the transfer of intellectual property and other for the three months ended June 30, 2020 are the result of grants received under the CARES Act totaling $6.2 million.
Cost of revenue. Cost of revenue for the three months ended June 30, 2021 increased $123.0 million compared to the three months ended June 30, 2020. Cost of revenue increased primarily due to labor and material costs for COVID-19 testing and the significant volume of tests performed during the three months ended June 30, 2021. Cost of revenue for the three months ended June 30, 2021 also increased due to changes in the product mix of items sold during the period.
Selling, general and administrative expenses. Selling, general and administrative expenses for the three months ended June 30, 2021 and 2020 were $87.8 million and $57.7 million, respectively. Selling, general and administrative expenses in our diagnostics segment increased primarily due to higher variable billing and compensation costs from an increase in volume and collections during the three months ended June 30, 2021, and in marketing costs and other administrative costs directly associated with COVID-19 testing volumes. Selling, general and administrative expenses for the three months ended June 30, 2021 also include $6.1 million of expense incurred in connection with certain legal matters.
Research and development expenses. The following table summarizes the components of our research and development expenses:

Research and Development Expenses	Three months ended June 30,
	2021	2020
External expenses:
PMA studies	$31	$57
Research and development employee-related expenses	2,742	2,163
Other internal research and development expenses	1,250	1,565
Total research and development expenses	$4,023	$3,785

Research and development expenses for the three months ended June 30, 2021 were consistent with research and development expenses for the three months ended June 30, 2020. Research and development expenses for the three months ended June 30, 2021 are primarily related to the development of clinical and genomics testing services.
Contingent consideration. Contingent consideration for the three months ended June 30, 2021 and 2020 was $0.0 thousand and $35.0 thousand of expense, respectively. Contingent consideration for the three months ended June 30, 2020 was attributable to changes in assumptions regarding the timing of achievement of future milestones for OPKO Diagnostics, and potential amounts payable to former stockholders of OPKO Diagnostics in connection therewith, pursuant to our acquisition agreement in October 2011.
Amortization of intangible assets. Amortization of intangible assets was $7.6 million and $9.9 million, respectively, for the three months ended June 30, 2021 and 2020. Amortization expense reflects the amortization of acquired intangible assets with defined useful lives. Amortization expense declined during the three months ended June 30, 2021 due to acquired intangible assets becoming fully amortized.

Pharmaceuticals

	For the three months ended June 30,
(In thousands)	2021	2020	Change	% Change
Revenues:
Revenue from products	$35,663	$29,356	$6,307	21%
Revenue from transfer of intellectual property and other	9,548	14,686	(5,138)	(35)%
Total revenues	45,211	44,042	1,169	3%
Costs and expenses:
Cost of revenue	25,111	17,882	7,229	40%
Selling, general and administrative	14,120	12,007	2,113	18%
Research and development	14,778	14,051	727	5%
Contingent Consideration	(103)	1,076	(1,179)	(110)%
Amortization of intangible assets	5,015	5,022	(7)	—%
Total costs and expenses	58,921	50,038	8,883	18%
Loss from operations	(13,710)	(5,996)	(7,714)	129%

Revenue. The increase in revenue from products for the three months ended June 30, 2021 compared to the three months ended June 30, 2020 was primarily attributable to an increase in sales at most of our international operating companies. Revenue from sales of Rayaldee for the three months ended June 30, 2021 and 2020 was $5.0 million and $8.6 million, respectively. Sales of Rayaldee have been negatively impacted as a result of challenges in onboarding new patients due to the COVID-19 pandemic. Revenue from transfer of intellectual property for the three months ended June 30, 2021 and 2020 principally reflected $2.8 million and $13.9 million, respectively, of revenue related to the Pfizer Transaction. Revenue from transfer of intellectual property for the three months ended June 30, 2021 also includes a $5.0 million non-refundable upfront payment we will receive under the license agreement with Nicoya Agreement.
Cost of revenue. Cost of revenue for the three months ended June 30, 2021 increased $7.2 million compared to the three months ended June 30, 2020 primarily due to an increase in inventory and material costs at most of our international operating companies, which was due to the increase in sales at our international operating companies. This was partially offset by a decrease in sales of Rayaldee for the three months ended June 30, 2021 compared to the three months ended June 30, 2020.
Selling, general and administrative expenses. Selling, general and administrative expenses for the three months ended June 30, 2021 and 2020 were $14.1 million and $12.0 million, respectively. The increase in selling, general and administrative expenses was primarily due to an increase in selling, general and administrative expenses for most of our international operating companies primarily due to higher variable costs from an increase in sales volume during the three months ended June 30, 2021. Selling, general and administrative expenses for the pharmaceutical segment for the three months ended June 30, 2021 and 2020 included equity-based compensation expense of $0.4 million and $0.2 million, respectively.

Research and development expenses. Research and development expenses for the three months ended June 30, 2021 and 2020 were $14.8 million and $14.1 million, respectively. Research and development expenses include external and internal expenses, partially offset by third-party grants and funding arising from collaboration agreements. External expenses include clinical and non-clinical activities performed by contract research organizations, lab services, purchases of drug and diagnostic product materials and manufacturing development costs. We track external research and development expenses by individual program for phase 3 clinical trials for drug approval and premarket approval for diagnostics tests, if any. Internal expenses include employee-related expenses such as salaries, benefits and equity-based compensation expense. Other internal research and development expenses are incurred to support overall research and development activities and include expenses related to general overhead and facilities.
The following table summarizes the components of our research and development expenses:

Research and Development Expenses	Three months ended June 30,
	2021	2020
External expenses:
Manufacturing expense for biological products	$912	$(309)
Phase III studies	2,660	2,297
Post-marketing studies	22	282
Earlier-stage programs	4,841	3,964
Research and development employee-related expenses	4,927	4,886
Other internal research and development expenses	1,430	2,931
Third-party grants and funding from collaboration agreements	(14)	—
Total research and development expenses	$14,778	$14,051
The increase in research and development expenses for the three months ended June 30, 2021 was primarily due to an increase in research and development expenses for Somatrogon, a once-weekly human growth hormone injection for which we have partnered with Pfizer and successfully completed a phase 3 study in August 2019. Ongoing expenses on the Somatrogon program support open label extension studies that will continue until market launch of Somatrogon in certain countries, as well as the preparation of applications for marketing approvals. Research and development expenses for the pharmaceutical segment for the three months ended June 30, 2021 and 2020 included equity-based compensation expense of $0.3 million and $0.3 million, respectively.
Contingent consideration. Contingent consideration for the three months ended June 30, 2021 and 2020 was $0.1 million reversal of expense and $1.1 million of expense, respectively. Contingent consideration for the three months ended June 30, 2021 was primarily attributable to changes in assumptions regarding the timing of achievement of future milestones for OPKO Renal and OPKO CURNA, and potential amounts payable to former stockholders of OPKO Renal and OPKO CURNA in connection therewith, pursuant to our acquisition agreements in March 2013 and January 2011, respectively. Contingent consideration for the three months ended June 30, 2020 was primarily attributable to changes in assumptions regarding the timing of achievement of future milestones for OPKO Renal, and potential amounts payable to former stockholders of OPKO Renal.
Amortization of intangible assets. Amortization of intangible assets was $5.0 million and $5.0 million, respectively, for the three months ended June 30, 2021 and 2020. Amortization expense reflects the amortization of acquired intangible assets with defined useful lives. Our indefinite lived IPR&D assets will not be amortized until the underlying development programs are completed. Upon obtaining regulatory approval by the FDA, the IPR&D assets will be accounted for as a finite-lived intangible asset and amortized on a straight-line basis over its estimated useful life.

Corporate

	For the three months ended June 30,
(In thousands)	2021	2020	Change	% Change
Costs and expenses:
Cost of revenue	$(9)	$(14)	$5	(36)%
Selling, general and administrative	11,307	8,002	3,305	41%
Research and development	(579)	(228)	(351)	154%
Total costs and expenses	10,719	7,760	2,959	38%
Loss from operations	(10,719)	(7,760)	(2,959)	38%

Operating loss for our unallocated corporate operations for the three months ended June 30, 2021 and 2020 was $10.7 million and $7.8 million, respectively, and principally reflects general and administrative expenses incurred in connection with our corporate operations. The increase in operating loss for the three months ended June 30, 2021 was primarily attributable to an increase in legal and accounting fees incurred for the three months ended June 30, 2021, compared to the three months ended June 30, 2020.
Other
Interest income. Interest income for the three months ended June 30, 2021 and 2020 was not significant as our cash investment strategy emphasizes the security of the principal invested and fulfillment of liquidity needs.
Interest expense. Interest expense for the three months ended June 30, 2021 and 2020 was $4.9 million and $5.5 million, respectively. Interest expense was principally related to interest incurred on the 2025 Notes, the 2023 Convertible Notes, the 2033 Senior Notes, and BioReference’s outstanding debt under the Credit Agreement.
Fair value changes of derivative instruments, net. Fair value changes of derivative instruments, net for the three months ended June 30, 2021 and 2020, was $272 thousand and $13 thousand of expense, respectively. Derivative expense for the three months ended June 30, 2021, was principally related to the change in fair value on foreign currency forward exchange contracts at OPKO Chile.
Other income (expense), net. Other income (expense), net for the three months ended June 30, 2021 and 2020, was $11.8 million of expense and $18.2 million of income, respectively. Other expense for the three months ended June 30, 2021 primarily consisted of a $11.1 million non-cash loss related to the exchange of $55.4 million of the outstanding 2025 Notes for 19,051,270 shares of our Common Stock. Other income for the three months ended June 30, 2020 primarily consisted of net unrealized gains recognized during the period on our investment in VBI.
Income tax provision. Our income tax provision for the three months ended June 30, 2021 and 2020 was $4.8 million and $6.0 million, respectively, and reflects quarterly results using our expected effective tax rate.  For the three months ended June 30, 2021, the tax rate differed from the U.S. federal statutory rate of 21% primarily due to the relative mix in earnings and losses in the U.S. versus foreign tax jurisdictions, the impact of certain discrete tax events and operating results in tax jurisdictions which do not result in a tax benefit.
Loss from investments in investees. We have made investments in certain early stage companies that we perceive to have valuable proprietary technology and significant potential to create value for us as a shareholder or member. We account for these investments under the equity method of accounting, resulting in the recording of our proportionate share of their losses until our share of their loss exceeds our investment. Until the investees’ technologies are commercialized, if ever, we anticipate they will report net losses. Loss from investments in investees was $0.1 million and $0.2 million for the three months ended June 30, 2021 and 2020, respectively.

FOR THE SIX MONTHS ENDED JUNE 30, 2021 AND 2020
Our consolidated income (loss) from operations for the six months ended June 30, 2021 and 2020 is as follows:

	For the six months ended June 30,
(In thousands)	2021	2020	Change	% Change
Revenues:
Revenue from services	$904,149	$421,811	$482,338	114%
Revenue from products	69,608	60,430	9,178	15%
Revenue from transfer of intellectual property and other	13,816	30,433	(16,617)	(55)%
Total revenues	987,573	512,674	474,899	93%
Costs and expenses:
Cost of revenue	656,414	302,909	353,505	117%
Selling, general and administrative	225,522	153,852	71,670	47%
Research and development	37,537	39,369	(1,832)	(5)%
Contingent Consideration	(1,059)	251	(1,310)	(522)%
Amortization of intangible assets	25,151	29,874	(4,723)	(16)%
Total costs and expenses	943,565	526,255	417,310	79%
Income (loss) from operations	44,008	(13,581)	57,589	(424)%
Diagnostics

	For the six months ended June 30,
(In thousands)	2021	2020	Change	% Change
Revenues
Revenue from services	$904,149	$421,811	$482,338	114%
Revenue from transfer of intellectual property and other	—	6,194	(6,194)	(100)%
Total revenues	904,149	428,005	476,144	111%
Costs and expenses:
Cost of revenue	607,233	267,689	339,544	127%
Selling, general and administrative	177,127	110,436	66,691	60%
Research and development	7,654	7,178	476	7%
Contingent Consideration	—	68	(68)	(100)%
Amortization of intangible assets	15,121	19,831	(4,710)	(24)%
Total costs and expenses	807,135	405,202	401,933	99%
Income from operations	97,014	22,803	74,211	325%

Revenue. Revenue from services for the six months ended June 30, 2021 increased by approximately $482.3 million compared to the six months ended June 30, 2020. BioReference recognized an increase in revenue for the six months ended June 30, 2021 compared to the six months ended June 30, 2020 due to an improvement in clinical test reimbursement, and an increase in clinical test volume and genomic test volume of $14.0 million, $28.7 million and $14.7 million, respectively. This was partially offset by the negative impact of a reduction in genomic test reimbursement of $17.6 million.
BioReference also recognized an increase in revenue for the six months ended June 30, 2021 compared to the six months ended June 30, 2020 due to an increase in COVID-19 testing volume and improvement in COVID-19 test reimbursement of $278.7 million and $157.9 million, respectively. BioReference performed 6.9 million diagnostic molecular tests for COVID-19 and 0.3 million serology antibody tests during the six months ended June 30, 2021, which represented 61.6% of total volume for that period. In comparison, the six months ended June 30, 2020 included 2.3 million molecular tests for COVID-19 and 0.3 million serology antibody tests.
Estimated collection amounts are subject to the complexities and ambiguities of billing, reimbursement regulations and claims processing, as well as considerations unique to Medicare and Medicaid programs, and require us to consider the potential for retroactive adjustments when estimating variable consideration in the recognition of revenue in the period the related services are rendered. For the six months ended June 30, 2021 and 2020, positive revenue adjustments due to changes in estimates of implicit price concessions for performance obligations satisfied in prior periods of $28.5 million and $0.2 million were recognized, respectively. Revenue adjustments for the six months ended June 30, 2021 were primarily due to an improvement in COVID-19 test reimbursement estimates.
The composition of Revenue from services by payor for the six months ended June 30, 2021 and 2020 was as follows:

	Six months ended June 30,
(In thousands)	2021	2020
Healthcare insurers	$273,913	$183,232
Government payers	131,269	42,784
Client payers	488,845	180,191
Patients	10,122	15,604
Total	$904,149	$421,811
Client payors include cities, states and companies for which BioReference provides COVID-19 testing services.
Revenue from the transfer of intellectual property and other for the six months ended June 30, 2020 are the result of grants received under the CARES Act totaling $6.2 million.
Cost of revenue. Cost of revenue for the six months ended June 30, 2021 increased $339.5 million compared to the six months ended June 30, 2020. Cost of revenue increased primarily due to labor and material costs for COVID-19 testing and the significant volume of tests performed during the six months ended June 30, 2021. Cost of revenue for the six months ended June 30, 2021 also increased due to changes in the product mix of items sold during the period..
Selling, general and administrative expenses. Selling, general and administrative expenses for the six months ended June 30, 2021 and 2020 were $177.1 million and $110.4 million, respectively. Selling, general and administrative expenses in our diagnostics segment increased primarily due to higher variable billing and compensation costs from an increase in volume and collections during the six months ended June 30, 2021, and in marketing costs and other administrative costs directly associated with COVID-19 testing volumes. Selling, general and administrative expenses for the six months ended June 30, 2021 also include $6.1 million of expense incurred in connection with certain legal matters. As a percentage of net revenue, selling, general and administrative expenses for the diagnostic segment decreased to 20% from 26% for the six months ended June 30, 2021 and 2020, respectively, as a result of per requisition efficiencies and continued execution of appropriate expense management during the period.
Research and development expenses. The following table summarizes the components of our research and development expenses:

Research and Development Expenses	Six months ended June 30,
	2021	2020
External expenses:
PMA studies	$31	$111
Research and development employee-related expenses	4,936	4,373
Other internal research and development expenses	2,687	2,694
Total research and development expenses	$7,654	$7,178
The increase in research and development expenses for the six months ended June 30, 2021 resulted primarily from an increased research and development expenses related to the development of clinical and genomics testing services.
Contingent consideration. Contingent consideration for the six months ended June 30, 2021 and 2020 was $0 thousand and $68 thousand of expense, respectively. Contingent consideration for the six months ended June 30, 2020 was attributable to changes in assumptions regarding the timing of achievement of future milestones for OPKO Diagnostics, and potential amounts payable to former stockholders of OPKO Diagnostics in connection therewith, pursuant to our acquisition agreement in October 2011.
Amortization of intangible assets. Amortization of intangible assets was $15.1 million and $19.8 million, respectively, for the six months ended June 30, 2021 and 2020. Amortization expense reflects the amortization of acquired intangible assets with defined useful lives. Amortization expense declined during the three months ended June 30, 2021 due to acquired intangible assets becoming fully amortized.

Pharmaceuticals

	For the six months ended June 30,
(In thousands)	2021	2020	Change	% Change
Revenues:
Revenue from products	$69,608	$60,430	$9,178	15%
Revenue from transfer of intellectual property and other	13,816	24,239	(10,423)	(43)%
Total revenues	83,424	84,669	(1,245)	(1)%
Costs and expenses:
Cost of revenue	49,201	35,292	13,909	39%
Selling, general and administrative	27,525	26,670	855	3%
Research and development	30,595	32,602	(2,007)	(6)%
Contingent Consideration	(1,059)	183	(1,242)	(679)%
Amortization of intangible assets	10,030	10,043	(13)	—%
Total costs and expenses	116,292	104,790	11,502	11%
Loss from operations	(32,868)	(20,121)	(12,747)	63%

Revenue. The increase in revenue from products for the six months ended June 30, 2021 compared to the six months ended June 30, 2020 was primarily attributable to an increase in sales at most of our international operating companies. Revenue from sales of Rayaldee for the six months ended June 30, 2021 and 2020 was $8.6 million and $18.6 million, respectively. Sales of Rayaldee have been negatively impacted as a result of challenges in onboarding new patients due to the COVID-19 pandemic. Revenue from transfer of intellectual property for the six months ended June 30, 2021 and 2020 principally reflected $5.6 million and $22.7 million, respectively, of revenue related to the Pfizer Transaction. Revenue from transfer of intellectual property for the three months ended June 30, 2021 also includes a $5.0 million non-refundable upfront payment we will receive under the license agreement with Nicoya Therapeutics.
Cost of revenue. Cost of revenue for the six months ended June 30, 2021 increased $13.9 million compared to the six months ended June 30, 2020. Cost of product revenue increased primarily due to an increase in inventory and material costs at most of our international operating companies, which was due to the increase in sales at our international operating companies and to a $3.0 million inventory reserve recognized for Rayaldee inventory for the six months ended June 30, 2021. This was partially offset by a decrease in sales of Rayaldee for the six months ended June 30, 2021 compared to the six months ended June 30, 2020.
Selling, general and administrative expenses. Selling, general and administrative expenses for the six months ended June 30, 2021 and 2020 were $27.5 million and $26.7 million, respectively. The increase in selling, general and administrative expenses was primarily due to an increase in selling, general and administrative expenses for most of our international operating companies primarily due to higher variable costs from an increase in sales volume during the three months ended June 30, 2021. Selling, general and administrative expenses for the pharmaceutical segment for the six months ended June 30, 2021 and 2020 included equity-based compensation expense of $0.7 million and $0.5 million, respectively.
Research and development expenses. Research and development expenses for the six months ended June 30, 2021 and 2020 were $30.6 million and $32.6 million, respectively. Research and development expenses include external and internal expenses, partially offset by third-party grants and funding arising from collaboration agreements. External expenses include clinical and non-clinical activities performed by contract research organizations, lab services, purchases of drug and diagnostic product materials and manufacturing development costs. We track external research and development expenses by individual program for phase 3 clinical trials for drug approval and premarket approval for diagnostics tests, if any. Internal expenses include employee-related expenses such as salaries, benefits and equity-based compensation expense. Other internal research and development expenses are incurred to support overall research and development activities and include expenses related to general overhead and facilities.

The following table summarizes the components of our research and development expenses:

Research and Development Expenses	Six months ended June 30,
	2021	2020
External expenses:
Manufacturing expense for biological products	$2,479	$2,728
Phase III studies	5,011	5,339
Post-marketing studies	27	1,122
Earlier-stage programs	10,034	7,568
Research and development employee-related expenses	10,255	11,268
Other internal research and development expenses	2,813	4,577
Third-party grants and funding from collaboration agreements	(24)	—
Total research and development expenses	$30,595	$32,602
The decrease in research and development expenses for the six months ended June 30, 2021 was primarily due to a decrease in research and development expenses related to Somatrogon, a once-weekly human growth hormone injection for which we have partnered with Pfizer and successfully completed a phase 3 study in August 2019. Ongoing expenses on the Somatrogon program support open label extension studies that will continue until market launch of Somatrogon in certain countries, as well as the preparation of applications for marketing approvals. Research and development expenses for the pharmaceutical segment for the six months ended June 30, 2021 and 2020 included equity-based compensation expense of $0.7 million and $0.9 million, respectively.
Contingent consideration. Contingent consideration for the six months ended June 30, 2021 and 2020 was $1.1 million reversal of expense and $0.2 million of expense, respectively. Contingent consideration for the six months ended June 30, 2021 was primarily attributable to changes in assumptions regarding the timing of achievement of future milestones for OPKO Renal and OPKO CURNA, and potential amounts payable to former stockholders of OPKO Renal and OPKO CURNA in connection therewith, pursuant to our acquisition agreements in March 2013 and January 2011, respectively. Contingent consideration for the six months ended June 30, 2020 was primarily attributable to changes in assumptions regarding the timing of achievement of future milestones for OPKO Renal, and potential amounts payable to former stockholders of OPKO Renal.
Amortization of intangible assets. Amortization of intangible assets was $10.0 million and $10.0 million, respectively, for the six months ended June 30, 2021 and 2020. Amortization expense reflects the amortization of acquired intangible assets with defined useful lives. Our indefinite lived IPR&D assets will not be amortized until the underlying development programs are completed. Upon obtaining regulatory approval by the FDA, the IPR&D assets will be accounted for as a finite-lived intangible asset and amortized on a straight-line basis over its estimated useful life.
Corporate

	For the six months ended June 30,
(In thousands)	2021	2020	Change	% Change
Costs and expenses:
Cost of revenue	$(20)	$(72)	$52	(72)%
Selling, general and administrative	20,870	16,746	4,124	25%
Research and development	(712)	(411)	(301)	73%
Total costs and expenses	20,138	16,263	3,875	24%
Loss from operations	(20,138)	(16,263)	(3,875)	24%

Operating loss for our unallocated corporate operations for the six months ended June 30, 2021 and 2020 was $20.1 million and $16.3 million, respectively, and principally reflects general and administrative expenses incurred in connection with our corporate operations. The increase in operating loss for the six months ended June 30, 2021 was primarily attributable to an increase in legal and accounting fees incurred for the six months ended June 30, 2021, compared to the six months ended June 30, 2020.

Other
Interest income. Interest income for the six months ended June 30, 2021 and 2020 was not significant as our cash investment strategy emphasizes the security of the principal invested and fulfillment of liquidity needs.
Interest expense. Interest expense for the six months ended June 30, 2021 and 2020 was $10.3 million and $11.0 million, respectively. Interest expense was principally related to interest incurred on the 2025 Notes, the 2023 Convertible Notes, the 2033 Senior Notes, and BioReference’s outstanding debt under its credit facility.
Fair value changes of derivative instruments, net. Fair value changes of derivative instruments, net for the six months ended June 30, 2021 and 2020, was $0.7 million of expense and $0.6 million reversal of expense, respectively. Derivative income (expense) for the six months ended June 30, 2021 and 2020, was principally related to the change in fair value on foreign currency forward exchange contracts at OPKO Chile.
Other income (expense), net. Other income (expense), net for the six months ended June 30, 2021 and 2020, was $12.7 million of expense and $5.9 million of income, respectively. Other expense for the six months ended June 30, 2021 primarily consisted of a $11.1 million non-cash loss related to the exchange of $55.4 million of the outstanding 2025 Notes for 19,051,270 shares of our Common Stock. Other income for the six months ended June 30, 2020 primarily consisted of net unrealized gain recognized during the period on our investment in VBI, offset by a net unrealized loss recognized during the period on our investment in Eloxx.
Income tax provision. Our income tax provision for the six months ended June 30, 2021 and 2020 was $5.3 million and $7.2 million, respectively, and reflects quarterly results using our expected effective tax rate.  For the six months ended June 30, 2021, the tax rate differed from the U.S. federal statutory rate of 21% primarily due to the relative mix in earnings and losses in the U.S. versus foreign tax jurisdictions, the impact of certain discrete tax events and operating results in tax jurisdictions which do not result in a tax benefit.
Loss from investments in investees. We have made investments in certain early stage companies that we perceive to have valuable proprietary technology and significant potential to create value for us as a shareholder or member. We account for these investments under the equity method of accounting, resulting in the recording of our proportionate share of their losses until our share of their loss exceeds our investment. Until the investees’ technologies are commercialized, if ever, we anticipate they will report net losses. Loss from investments in investees was $110 thousand and $323 thousand for the six months ended June 30, 2021 and 2020, respectively.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2021, we had cash and cash equivalents of approximately $65.8 million. Cash provided by operations of $10.6 million for the six months ended June 30, 2021 principally reflects cash generated by our diagnostics segment due to the positive impact of COVID-19 testing volumes, which was partially offset by general and administrative expenses related to our corporate operations and research and development activities. Cash used in investing activities for the six months ended June 30, 2021 primarily reflects capital expenditures of $18.2 million, which was partially offset by proceeds from the sale of equity securities of $8.1 million. Cash used in financing activities of $6.9 million primarily reflects net repayments on our lines of credit. We have historically not generated sustained positive cash flow sufficient to offset our operating and other expenses, and our primary sources of cash have been from the public and private placement of equity, the issuance of the 2033 Senior Notes, 2023 Convertible Notes and 2025 Notes and credit facilities available to us. However, as a result of the significant increase in testing volumes resulting from the COVID-19 pandemic, we have generated positive cash flow from operations; however we are unable to predict how long the demand will continue for our COVID-19 related testing, or whether pricing and reimbursement policies for testing will sustain, and accordingly, the sustainability of our cash flows from operations. We are unable to predict how long the demand will continue for our COVID-19 related testing, whether pricing and reimbursement policies for testing will sustain, or whether further restrictions will be placed on elective procedures or if stay at home orders will be reinstated and accordingly, the sustainability of the cash flow is uncertain.
In June 2021, we announced that EirGen Pharma Limited (“EirGen”), our wholly owned subsidiary, entered into a definitive agreement to sell one of its facilities in Waterford, Ireland to Horizon Therapeutics plc for $65 million in cash less certain assumed and accrued liabilities relating to transferred employees. The facility houses EirGen’s sterile-fill-finish business and is no longer a core component of our ongoing operations and business strategy. The transaction closed in the third quarter of 2021.
On February 25, 2020, we entered into a credit agreement with an affiliate of Dr. Frost, pursuant to which the lender committed to provide us with an unsecured line of credit in the amount of $100 million. The line of credit called for a commitment fee equal to 0.25% per annum of the unused portion of the line. We terminated the credit agreement in June 2021 and as of June 30, 2021, no amount was outstanding thereunder.
In February 2019, we issued $200.0 million aggregate principal amount of the 2025 Notes in an underwritten public offering. The 2025 Notes bear interest at a rate of 4.50% per year, payable semiannually in arrears on February 15 and August 15 of each year. The notes mature on February 15, 2025, unless earlier repurchased, redeemed or converted.
Holders may convert their 2025 Notes into shares of Common Stock at their option at any time prior to the close of business on the business day immediately preceding November 15, 2024, subject to the satisfaction of certain conditions. Upon conversion, we will pay or deliver, as the case may be, cash, shares of our Common Stock, or a combination of cash and shares of our Common Stock, at our election.
The current conversion rate for the 2025 Notes is 236.7424 shares of Common Stock per $1,000 principal amount of 2025 Notes (equivalent to a conversion price of approximately $4.22 per share of Common Stock). The conversion rate for the 2025 Notes is subject to adjustment in certain events but will not be adjusted for any accrued and unpaid interest.
In May 2021, we entered into exchange agreements with certain holders of the 2025 Notes pursuant to which the holders exchanged $55.4 million in aggregate principal amount of the outstanding 2025 Notes for 19,051,270 shares of our Common Stock. Upon consummation of the Exchange, we paid the holders of the exchanged notes an aggregate of approximately
$0.6 million in accrued and unpaid interest on the exchanged notes. We recorded an $11.1 million non-cash loss related to the Exchange.
As of June 30, 2021, the total commitments under our Credit Agreement with CB and our lines of credit with financial institutions in Chile and Spain were $95.6 million, of which $16.2 million was drawn as of June 30, 2021. At June 30, 2021, the weighted average interest rate on these lines of credit was approximately 5.4%. These lines of credit are short-term and are used primarily as a source of working capital. The highest aggregate principal balance at any time outstanding during the six months ended June 30, 2021 was $17.2 million. We intend to continue to draw under these lines of credit as needed. There is no assurance that these lines of credit or other funding sources will be available to us on acceptable terms, or at all, in the future.
In November 2015, BioReference and certain of its subsidiaries entered into the Credit Agreement with CB, as lender. The Credit Agreement provides for a $75.0 million secured revolving credit facility and includes a $20.0 million sub-facility for swingline loans and a $20.0 million sub-facility for the issuance of letters of credit. The Credit Agreement matures on November 5, 2021 and is guaranteed by all of BioReference’s domestic subsidiaries. The Credit Agreement is also secured by substantially all assets of BioReference and its domestic subsidiaries, as well as a non-recourse pledge by us of our equity interest in BioReference. Availability under the Credit Agreement is based on a borrowing base composed of eligible accounts receivables of BioReference and certain of its subsidiaries, as specified therein. As of June 30, 2021, $64.3 million remained available for borrowing under the Credit Agreement.
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
On July 6, 2021, we entered into the CAMP4 Agreement with CAMP4, pursuant to which we granted to CAMP4 an exclusive license to develop, manufacture, commercialize or improve therapeutics utilizing the AntagoNAT technology, an oligonucleotide platform developed under OPKO CURNA, which includes the Licensed Compound and the Licensed Product, worldwide. The License grant covers human pharmaceutical, prophylactic, and therapeutic and certain diagnostic uses.
We received an initial upfront payment of $1.5 million and 3,373,008 shares of CAMP4’s Preferred Stock, which equates to approximately 5% of the outstanding shares of CAMP4, and are eligible to receive up to $3.5 million in development milestone payments for Dravet syndrome products, and $4 million for non-Dravet syndrome products, as well as sales milestones of up to $90 million for Dravet syndrome products and up to $90 million for non-Dravet syndrome products. We may also receive double digit royalty payments on the net sales of royalty bearing products, subject to adjustment. In addition, upon achievement of certain development milestones, we will be eligible to receive additional equity consideration of up to 5,782,299 shares of Preferred Stock in connection with Dravet syndrome products and up to 1,082,248 shares of Preferred stock in connection with non-Dravet syndrome products.
Unless earlier terminated, the CAMP4 Agreement will remain in effect on a Licensed Product-by-Licensed Product and country by-country basis until such time as the royalty term expires for a Licensed Product in a country, and expires in its entirety upon the expiration of the royalty term for the last Licensed Product in the last country. CAMP4’s royalty obligations expire on the later of (i) the expiration, invalidation or abandonment date of the last patent right in connection with the royalty bearing product, or (ii) ten (10) years after a royalty bearing product’s first commercial sale in a country. In addition to termination rights for material breach and bankruptcy, CAMP4 is permitted to terminate the Agreement after a specified notice period.
On June 18, 2021, EirGen and Nicoya entered into the Nicoya Agreement granting Nicoya the exclusive rights for the development and commercialization of the “Nicoya Product in Greater China the Nicoya Territory. Extended release calcifediol is marketed in the U.S. under the tradename Rayaldee by OPKO.
EirGen received an initial upfront payment of $5 million and is eligible to receive an additional $5 million upon the first to occur of (A) a certain predetermined milestone, or (B) the first anniversary of the effective date. EirGen is also eligible to receive up to an additional aggregate amount of $115 million upon the achievement of certain development, regulatory and sales-based milestones by Nicoya for the Nicoya Product in the Nicoya Territory. EirGen will also receive tiered, double digit royalty payments at rates in the low double digits on net product sales within the Nicoya Territory and in the Nicoya Field.
On October 12, 2017, EirGen and JT entered into the JT Agreement granting JT the exclusive rights for the development and commercialization of Rayaldee in Japan. On May 17, 2021, JT delivered to the Company a notice of termination of the Development Agreement pursuant to Section 16.1(a) thereof, which permits termination by JT for any reason, indicating its decision to discontinue development of Rayaldee for the Japanese market based on a comprehensive review of its development pipeline.
In May 2016, EirGen, partnered with VFMCRP through the VFMCRP Agreement for the development and commercialization of Rayaldee in the VFMCRP Territory. The license to VFMCRP potentially covers all therapeutic and prophylactic uses of the product in human patients, provided that initially the license is for the use of the product for the treatment or prevention of SHPT related to patients with CKD and vitamin D insufficiency/deficiency (“VFMCRP Initial Indication”). Effective May 23, 2021, we entered into an amendment to our agreement with VFMCRP for the development and commercialization of Rayaldee, pursuant to which the parties thereto agreed to include Japan as part of the VFMCRP Territory. Effective May 5, 2020, we entered into the VFMCRP Amendment, pursuant to which the parties agreed to exclude Mexico, South Korea, the Middle East and all of the countries of Africa from the VFMCRP Territory. In addition, the parties agreed to certain amendments to the milestone structure and to reduce minimum royalties payable.

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
We believe that the cash and cash equivalents on hand at June 30, 2021, cash from operations, the cash received from the sale of one of our facilities in Waterford, Ireland to Horizon Therapeutics plc and the amounts available to be borrowed under our lines of credit are sufficient to meet our anticipated cash requirements for operations and debt service beyond the next 12 months. We based this estimate on assumptions that may prove to be wrong or are subject to change, and we may be required to use our available cash resources sooner than we currently expect. If we acquire additional assets or companies, accelerate our product development programs or initiate additional clinical trials, we will need additional funds. Our future cash requirements, and the timing of those requirements, will depend on a number of factors, including the impact of the COVID-19 pandemic on our business, the approval and success of our products in development, particularly our long acting Somatrogon for which we have submitted for approval in the U.S., Europe and Japan, the commercial success of Rayaldee, including the launch of Rayaldee by Vifor expected in 2022, BioReference’s financial performance, possible acquisitions, the continued progress of research and development of our product candidates, the timing and outcome of clinical trials and regulatory approvals, the costs involved in preparing, filing, prosecuting, maintaining, defending, and enforcing patent claims and other intellectual property rights, the status of competitive products, the availability of financing, our success in developing markets for our product candidates and results of government investigations, payor claims, and legal proceedings that may arise, including, without limitation class action and derivative litigation to which we are subject, and our ability to obtain insurance coverage for such claims. We have historically not generated sustained positive cash flow and if we are not able to secure additional funding when needed, we may have to delay, reduce the scope of, or eliminate one or more of our clinical trials or research and development programs or possible acquisitions or reduce our marketing or sales efforts or cease operations.
Additionally, the rapid development and fluidity of the COVID-19 pandemic and new variants of the virus makes it very difficult to predict its ultimate impact on our business, results of operations and liquidity. The pandemic presents a significant uncertainty that could materially and adversely affect our results of operations, financial condition and cash flows, including a negative impact on non-COVID-related diagnostics testing services provided by BioReference in our diagnostics segment, notwithstanding that our results of operations have been positively impacted by our provision of COVID-19 testing services. Further, deteriorating economic conditions globally have resulted in a challenging capital raising environment, which could materially limit our access to capital, whether through the issuance and sale of our Common Stock, debt securities or otherwise, as well as through bank facilities and lines of credit. Events resulting from the effects of COVID-19 or new variants of the virus could negatively impact our ability to comply with certain covenants in the Credit Agreement or require that we pursue alternative financing. We can provide no assurance that any such alternative financing, if required, could be obtained on acceptable terms or at all. The combination of potential disruptions to our business resulting from COVID-19 together with and volatile credit and capital markets could adversely impact our future liquidity, which could have an adverse effect on our business and results of operations. We will continue to monitor and assess the impact COVID-19 and new variants of the virus may have on our business and financial results.
The following table provides information as of June 30, 2021, with respect to the amounts and timing of our known contractual obligation payments due by period.

Contractual obligations (In thousands)	Remaining six months ending December 31, 2021	2022	2023	2024	2025	Thereafter	Total
Open purchase orders	$134,832	$660	$—	$—	$—	$—	$135,492
Operating leases	4,501	10,457	7,076	4,926	3,013	10,734	40,707
Finance leases	1,183	1,573	997	680	210	—	4,643
2033 Senior Notes, 2025 and 2023 Convertible Notes	—	—	58,050	—	116,009	—	174,059
Mortgages and other debts payable	599	1,016	815	723	241	193	3,587
Lines of credit	16,197	—	—	—	—	—	16,197
Interest commitments	3,516	6,638	20,048	6,535	573	—	37,310
Total	$167,825	$22,297	$86,986	$12,864	$120,047	$10,927	$420,946
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
At June 30, 2021, we had cash and cash equivalents of $65.8 million. The weighted average interest rate related to our cash and cash equivalents for the six months ended June 30, 2021 was less than 1%. As of June 30, 2021, the principal outstanding balances under BioReference’s Credit Agreement with CB and our Chilean and Spanish lines of credit was $16.2 million in the aggregate at a weighted average interest rate of approximately 5.4%.
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

Item 4. Controls and Procedures
Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this Quarterly Report on Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, management concluded that our disclosure controls and procedures were effective as of June 30, 2021.
Changes to the Company’s Internal Control Over Financial Reporting
There have been no changes to the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

As previously reported, on or about September 13, 2018, Idan Sharon filed an Application for Approval of a Class Action in the Tel Aviv Israel District Court against the Company and certain of its current and former executive officers, and certain members of its Board of Directors (the “Sharon Claim”). This application was filed by a purported stockholder, both individually and on behalf of a putative class of the Company’s stockholders, claiming that in connection with the facts and circumstances underlying the allegations in the SEC Complaint filed in 2018 and which case was settled, the Company engaged in fraudulent conduct and made false and misleading statements of material fact or omitted to state material facts necessary to make the statements made not misleading. The Sharon Claim sought both to declare the action a class action and monetary damages. The Tel Aviv District Court closed this case pending resolution of the U.S.-based class actions relating to the allegations in the SEC Complaint. The U.S. class action lawsuit has now been settled, and the damages granted in the settlement are for both NASDAQ and the Tel Aviv Stock Exchange (“TASE”) class members (the “Settlement Agreement”). In July 2021, Sharon notified the Company that he intends to file a motion and request the Court to order the members of the TASE to provide the information required to allow distribution of payment to TASE class members, in accordance with the Settlement Agreement.

As previously reported, on or about September 16, 2018, Dalia Avraham filed an Application for Approval of a Class Action in the Tel Aviv Israel District Court against the Company and Dr. Frost. This application was filed by a purported stockholder, both individually and on behalf of a putative class of the Company’s stockholders (the “Avraham Claim”). The Avraham Claim alleged a negligent and/or deliberate act related to the trade of the Company’s shares on the TASE which was intended to or which in fact caused damage to the Company’s investors based on the Company’s decision to delist from TASE in April 2018 and its subsequent decision to continue to be listed on TASE. The Avraham Claim sought to declare the action to be a class action and an estimated NIS 20 million (approximately USD $6.1 million) in damages. On June 24, 2021, the Tel Aviv District Court granted the parties' joint motion to withdraw and dismissed the case, subject to the payment of NIS 45,000 (approximately USD $14,000.00) to the plaintiff's counsel and NIS 4,000 (approximately USD $1,200.00) to a plaintiff in the case within 60 days from the Court's judgment.

As previously reported, on April 8, 2019, MabVax Therapeutics Holdings, Inc. filed a lawsuit in the Superior Court of California, County of San Diego against a number of individuals and entities, including the Company, Dr. Frost, Steven Rubin, the Company’s Executive Vice President-Administration, and an entity affiliated with Dr. Frost, based on the allegations raised in the SEC Complaint. The lawsuit seeks an award for actual and punitive damages, pre- and post-judgment interest; that the defendants be required to make full disclosure and accounting of their interests and transactions in plaintiff’s securities; costs of the suit, and reasonable attorney’s fees; and such other legal and equitable relief as the Court may deem proper under the circumstances. The complaint was subsequently amended. The Company filed a demurrer to the first amended complaint on November 2, 2020. An order on the demurrer was entered on May 27, 2021, pursuant to which the third cause of action for Unlawful Business Practices in violation of Business & Professions Code section 17200 was dismissed and demurrer on the sixth and seventh causes of action for Constructive Fraud and Negligent Misrepresentation was sustained, but the Court gave MabVax leave to amend the complaint, which it did, but did not include the sixth and seventh causes of action. The Company believes the allegations against the Company, Dr. Frost and Mr. Rubin are without merit and continue to vigorously defend against the claims.

As previously mentioned, BioReference receives and is routinely required to respond to CIDs in the ordinary course of business. On November 26, 2019, BioReference received a CID from the U.S. Department of Justice (“DOJ”). The CID states that DOJ is investigating whether BioReference paid unlawful remuneration to health care practitioners in violation of the Anti-Kickback Statute or Stark law and thus submitted or caused to be submitted false claims to government health care programs in violation of the False Claims Act. The time period covered by DOJ’s requests is January 1, 2011 through November 26, 2019. BioReference has fully cooperated with the DOJ by submitting the requested information and making current employees available for interviews, and DOJ recently made a presentation to BioReference regarding its position. BioReference is reviewing the allegations made by DOJ. While BioReference intends to vigorously defend itself with respect to the claims, the parties have begun to discuss settlement.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not Applicable.
Item 5. Other Information
None.

Item 6. Exhibits

Exhibit 10.1
Form of Exchange Agreement, dated as of May 6, 2021, by and between OPKO Health Inc. and the applicable Noteholder (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed on May 7, 2021).

Exhibit 10.2	Asset Purchase Agreement, dated June 16, 2021, among EirGen Pharma Limited, Horizon Therapeutics Ireland DAC, and OPKO Health, Inc. (with respect to certain sections).
Exhibit 10.3*	License Agreement by and among EirGen Pharma Limited and Nicoya Macua Limited, dated June 18, 2021.
Exhibit 10.4*	Exclusive License Agreement by and between OPKO Health, Inc. and CAMP4 Therapeutics Corporation, dated July 6, 2021.
Exhibit 31.1
Certification by Phillip Frost, Chief Executive Officer, pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended June 30, 2021.

Exhibit 31.2
Certification by Adam Logal, Chief Financial Officer, pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended June 30, 2021.

Exhibit 32.1
Certification by Phillip Frost, Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended June 30, 2021.

Exhibit 32.2
Certification by Adam Logal, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended June 30, 2021.

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

* Pursuant to Item 601(b)(10)(iv) of Regulation S-K, portions of this exhibit have been omitted because the Company customarily and actually treats the omitted portions as private or confidential, and such portions are not material and would likely cause competitive harm to the Company if publicly disclosed. The Company will supplementally provide a copy of an unredacted copy of this exhibit to the U.S. Securities and Exchange Commission or its staff upon request.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 29, 2021	OPKO Health, Inc.

/s/ Adam Logal
Adam Logal
Senior Vice President and Chief Financial
Officer