Form 10-Q
period 2021-09-30
OPKO HEALTH, INC.
filed 2021-10-28
CIK 944809

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021.
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

As of October 20, 2021, the registrant had 681,341,306 shares of Common Stock outstanding.

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

OPKO Health, Inc. and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share and per share data)

	September 30, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$148,599	$72,211
Accounts receivable, net	255,192	286,314
Inventory, net	112,861	132,341
Other current assets and prepaid expenses	40,858	32,313
Total current assets	557,510	523,179
Property, plant and equipment, net	107,500	140,554
Intangible assets, net	433,855	475,002
In-process research and development	590,200	590,200
Goodwill	674,574	680,602
Investments	11,753	15,731
Operating lease right-of-use assets	33,502	37,735
Other assets	8,744	10,060
Total assets	$2,417,638	$2,473,063
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$94,393	$100,883
Accrued expenses	163,926	240,869
Current maturities of operating leases	9,823	9,028
Current portion of lines of credit and notes payable	14,893	24,703
Total current liabilities	283,035	375,483
Operating lease liabilities	28,256	29,760
Convertible notes	185,543	221,989
Deferred tax liabilities	134,247	137,208
Other long-term liabilities, principally contract liabilities, contingent consideration and lines of credit	20,990	37,072
Total long-term liabilities	369,036	426,029
Total liabilities	652,071	801,512
Equity:
Common Stock - $0.01 par value, 1,000,000,000 shares authorized; 689,996,658 and 670,585,576 shares issued at September 30, 2021 and December 31, 2020, respectively	6,900	6,706
Treasury Stock - 8,655,082 and 549,907 shares at September 30, 2021 and December 31, 2020, respectively	(1,791)	(1,791)
Additional paid-in capital	3,218,583	3,152,694
Accumulated other comprehensive loss	(19,923)	(4,225)
Accumulated deficit	(1,438,202)	(1,481,833)
Total shareholders’ equity	1,765,567	1,671,551
Total liabilities and equity	$2,417,638	$2,473,063
The accompanying unaudited Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

OPKO Health, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except share and per share data)

	For the three months ended September 30,		For the nine months ended September 30,
	2021	2020	2021	2020
Revenues:
Revenue from services	$340,163	$382,498	$1,244,312	$804,309
Revenue from products	36,882	28,702	106,490	89,133
Revenue from transfer of intellectual property and other	8,768	16,864	22,585	47,297
Total revenues	385,813	428,064	1,373,387	940,739
Costs and expenses:
Cost of service revenue	223,193	255,292	830,428	522,973
Cost of product revenue	20,764	17,481	69,943	52,710
Selling, general and administrative	105,120	99,897	330,643	253,749
Research and development	18,306	18,493	55,843	57,862
Contingent consideration	(497)	1,083	(1,556)	1,334
Amortization of intangible assets	12,609	13,879	37,760	43,753
Gain on sale of assets	(31,508)	—	(31,508)	—
Total costs and expenses	347,987	406,125	1,291,553	932,381
Operating income	37,826	21,939	81,834	8,358
Other income and (expense), net:
Interest income	9	1	21	149
Interest expense	(4,290)	(5,544)	(14,572)	(16,514)
Fair value changes of derivative instruments, net	1,283	(496)	571	112
Other income (expense), net	(3,356)	4,749	(16,067)	10,637
Other income and (expense), net	(6,354)	(1,290)	(30,047)	(5,616)
Income before income taxes and investment losses	31,472	20,649	51,787	2,742
Income tax benefit (provision)	(2,680)	3,178	(7,993)	(4,021)
Net income (loss) before investment losses	28,792	23,827	43,794	(1,279)
Loss from investments in investees	(53)	(110)	(163)	(433)
Net income (loss)	$28,739	$23,717	$43,631	$(1,712)
Income (loss) per share, basic and diluted:
Income (loss) per share	$0.04	$0.04	$0.07	$0.00
Weighted average common shares outstanding, basic and diluted	651,843,074	640,699,982	646,710,240	640,619,485

The accompanying unaudited Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

OPKO Health, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(In thousands)

	For the three months ended September 30,		For the nine months ended September 30,
	2021	2020	2021	2020
Net income (loss)	$28,739	$23,717	$43,631	$(1,712)
Other comprehensive income (loss), net of tax:
Change in foreign currency translation and other comprehensive income (loss)	(9,991)	8,301	(15,698)	4,619
Comprehensive income	$18,748	$32,018	$27,933	$2,907

The accompanying unaudited Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
(In thousands, except share data)
For the three and nine months ended September 30, 2021

	Common Stock		Treasury		Additional Paid-In Capital	Accumulated Other Comprehensive loss	Accumulated Deficit	Total
	Shares	Dollars	Shares	Dollars
Balance at June 30, 2021	689,817,971	$6,898	(8,655,082)	$(1,791)	$3,214,351	$(9,932)	$(1,466,941)	$1,742,585
Equity-based compensation expense	—	—	—	—	3,822	—	—	3,822
Exercise of common stock options and warrants	178,687	2	—	—	410	—	—	412
Net loss	—	—	—	—	—	—	28,739	28,739
Other comprehensive loss	—	—	—	—	—	(9,991)	—	(9,991)
Balance at September 30, 2021	689,996,658	$6,900	(8,655,082)	$(1,791)	$3,218,583	$(19,923)	$(1,438,202)	$1,765,567

	Common Stock		Treasury		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Shares	Dollars	Shares	Dollars
Balance at December 31, 2020	670,585,576	$6,706	(549,907)	$(1,791)	$3,152,694	$(4,225)	$(1,481,833)	$1,671,551
Equity-based compensation expense	—	—	—	—	9,929	—	—	9,929
Exercise of common stock options and warrants	359,812	4	—	—	875	—	—	879
Conversion of 2025 convertible notes	19,051,270	190	(8,105,175)	—	55,085	—	—	55,275
Net income	—	—	—	—	—	—	43,631	43,631
Other comprehensive loss	—	—	—	—	—	(15,698)	—	(15,698)
Balance at September 30, 2021	689,996,658	$6,900	(8,655,082)	$(1,791)	$3,218,583	$(19,923)	$(1,438,202)	$1,765,567

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

OPKO Health, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	For the nine months ended September 30,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$43,631	$(1,712)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	59,525	65,295
Non-cash interest	7,164	7,639
Amortization of deferred financing costs	603	626
Losses from investments in investees	163	433
Equity-based compensation – employees and non-employees	9,929	6,777
Non-cash revenue from the transfer of intellectual property	(3,801)	—
Realized loss (gain) on disposal of fixed assets and sales of equity securities	(35,484)	(10,172)
Loss on conversion of the 2025 Notes	11,111	—
Change in fair value of equity securities and derivative instruments	1,919	1,253
Change in fair value of contingent consideration	(1,556)	1,334
Deferred income tax provision	2,378	1,974
Changes in assets and liabilities:
Accounts receivable, net	27,934	(107,255)
Inventory, net	14,254	(60,565)
Other current assets and prepaid expenses	(13,738)	13,111
Other assets	1,015	(270)
Accounts payable	(4,746)	3,261
Foreign currency measurement	2,382	(782)
Contract liabilities	(13,016)	(4,717)
Accrued expenses and other liabilities	(65,687)	88,988
Net cash provided by operating activities	43,980	5,218
Cash flows from investing activities:
Proceeds from sale of investments	8,079	15,110
Acquisition of businesses, net of cash	(4,000)	—
Proceeds from the sale of property, plant and equipment	65,975	192
Capital expenditures	(25,426)	(26,885)
Net cash provided by (used in) investing activities	44,628	(11,583)
Cash flows from financing activities:
Debt issuance costs	(188)	—
Proceeds from the exercise of common stock options and warrants	879	669
Borrowings on lines of credit	1,326,641	699,079
Repayments of lines of credit	(1,338,515)	(742,932)
Net cash used in financing activities	(11,183)	(43,184)
Effect of exchange rate changes on cash and cash equivalents	(1,037)	391
Net increase (decrease) in cash and cash equivalents	76,388	(49,158)
Cash and cash equivalents at beginning of period	72,211	85,452
Cash and cash equivalents at end of period	$148,599	$36,294
SUPPLEMENTAL INFORMATION:
Interest paid	$8,386	$10,657
Income taxes paid, net of refunds	$5,509	$148
Non-cash financing:
Shares issued upon the conversion of:
2025 Convertible Notes	$68,775	$—

The accompanying unaudited Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

OPKO Health, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
NOTE 1 BUSINESS AND ORGANIZATION
We are a diversified healthcare company that seeks to establish industry-leading positions in large and rapidly growing medical markets. Our diagnostics business includes BioReference Laboratories, Inc. (“BioReference”), one of the nation’s largest full service laboratories with a core genetic testing business and an almost 300-person sales and marketing team to drive growth and leverage new products, including the 4Kscore test. Our pharmaceutical business features Rayaldee, a U.S. Food and Drug Administration (“FDA”) approved treatment for secondary hyperparathyroidism (“SHPT”) in adults with stage 3 or 4 chronic kidney disease (“CKD”) and vitamin D insufficiency and a pipeline of products in various stages of development. Our leading product in development is Somatrogon (hGH-CTP), a once-weekly human growth hormone for which we have partnered with Pfizer, Inc. (“Pfizer”) and successfully completed a phase 3 study in August 2019, and for which the FDA has accepted the initial Biologics License Application (“BLA”) for filing. We also submitted a New Drug Application (an “NDA”) with the Ministry of Health, Labour and Welfare in Japan and a Marketing Authorization Application with the European Medicines Agency. We are incorporated in Delaware, and our principal executive offices are located in leased offices in Miami, Florida.
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
In June 2021, EirGen Pharma Limited (“EirGen”), our wholly owned subsidiary, entered into a definitive agreement to sell one of its facilities in Waterford, Ireland to Horizon Therapeutics plc for $65 million in cash less certain assumed and accrued liabilities relating to transferred employees. The facility, which was formerly included in our pharmaceutical segment, housed EirGen’s sterile-fill-finish business and was no longer a core component of our ongoing operations and business strategy. The transaction closed in the third quarter of 2021. We recognized a gain on the sale of the facility in the third quarter of 2021 of $31.5 million.

NOTE 2 IMPACT OF COVID-19
As the disease caused by SARS-CoV-2, a novel strain of coronavirus, COVID-19 continues to spread and severely impact the U.S. economy and economies of other countries around the world, we continue to be a part of the coordinated public and private sector response to this unprecedented challenge as the COVID-19 pandemic continues. There continues to be a high level of uncertainty relating to how the pandemic will evolve, how governments and consumers will react, progress on the distribution of vaccines and whether the pandemic will have a longer-term effect on the healthcare industry and patient habits. In response to the COVID-19 pandemic, BioReference is providing COVID-19 solutions, including diagnostic molecular testing and serology antibody testing, to meet the testing needs of its numerous customer verticals, including physicians, health systems, long-term care facilities, governments, schools, employers, professional sports teams and entertainment venues, as well as the general public through relationships with retail pharmacy chains.
Revenue from services for the three months ended September 30, 2021 decreased by $42.3 million as compared to 2020 due to a decline in COVID-19 testing volumes. We are unable to predict how long the demand will continue for our COVID-19 related testing, or whether pricing and reimbursement policies for testing will sustain. In addition, overall demand for COVID-19 testing has declined, and accordingly, the sustainability of our COVID-19 testing volumes is uncertain. Additionally, beginning in March 2020, BioReference experienced a decline in testing volumes due to the COVID-19 pandemic; however as stay at home orders and other restrictions have been lifted, we have seen our routine clinical and genomic testing volumes trending towards normalization with prior periods. Should stay at home orders or other restrictions be reenacted, we could see our routine testing levels decline. Excluding COVID-19 test volumes, for the three months ended September 30, 2021, genomic and routine clinical test volume increased 19.1% and 0.7% as compared to volumes for the three months ended September 30, 2020. Additionally, sales of Rayaldee have not increased in accordance with its expected growth trajectory as a result of challenges in onboarding new patients due to the COVID-19 pandemic. Federal, state and local governmental policies and initiatives designed to reduce the transmission of COVID-19 have resulted in, among other things, a significant reduction in physician office visits, the cancellation of elective medical procedures, customers closing or severely curtailing their operations (voluntarily or in response to government orders), and the adoption of work-from-home or shelter-in-place policies.
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
Since the pandemic began in the U.S., we have invested in testing capabilities and infrastructure to meet demand for our molecular and antibody testing for COVID-19. In 2021, we kicked off company-wide lab operations specimen acquisition, logistics, procurement, customer service, cost reduction initiatives to rightsize our cost structure to match the declining COVID testing volumes and to drive efficiency gains in our core clinical lines of business.
Three vaccines for COVID-19 have received approval or emergency authorization and have had increasingly widespread acceptance. However, we believe that, based on our experience with the pandemic, the high medical need for efficient and widespread testing for COVID-19 will extend beyond the current phase of the pandemic. Our belief is supported by the unprecedented healthcare and economic impact of the pandemic thus far, the uneven and incomplete rollout of vaccines and the fact that significant portions of the U.S. population may never be vaccinated, and the continued likelihood of surges of COVID-19 including from new strains of SARS-CoV-2 with uncertain susceptibility to the current vaccines. We believe that these factors have greatly magnified the need for more effective therapeutics, and the need for efficient and widespread testing, with properties targeted to the disease processes caused by serious viral infections.

NOTE 3 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of presentation. The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) and with the instructions to Form 10-Q and

Article 10 of Regulation S-X. Accordingly, they do not include all information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring adjustments or adjustments otherwise disclosed herein) considered necessary to present fairly the Company’s results of operations, financial position and cash flows have been made. The results of operations and cash flows for the three and nine months ended September 30, 2021 are not necessarily indicative of the results of operations and cash flows that may be reported for the remainder of 2021 or any other future periods. The unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2020.
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
Inventories. Inventories are valued at the lower of cost and net realizable value. Cost is determined by the first-in, first-out method. We consider such factors as the amount of inventory on hand, estimated time required to sell such inventories, remaining shelf-life, and current market conditions to determine whether inventories are stated at the lower of cost and net realizable value. Inventories at our diagnostics segment consist primarily of purchased laboratory supplies, which are used in our testing laboratories. Inventory obsolescence expense for the three and nine months ended September 30, 2021 was $1.3 million and $5.3 million, respectively. Inventory obsolescence expense for the three and nine months ended September 30, 2020 was $1.7 million and $3.4 million, respectively.
Pre-launch inventories. We may accumulate commercial quantities of certain product candidates prior to the date we anticipate that such products will receive final FDA approval. The accumulation of such pre-launch inventories exposes us to the risk that such products may not be approved for marketing by the FDA on a timely basis, or ever; however, we may accumulate pre-launch inventories depending on the commercial value of the applicable product launch opportunity. In accordance with our policy, we expense this pre-launch inventory.
Goodwill and intangible assets. Goodwill represents the difference between the purchase price and the estimated fair value of the net assets acquired accounted for by the acquisition method of accounting. Refer to Note 5. Goodwill, in-process research and development (“IPR&D”) and other intangible assets acquired in business combinations, licensing and other transactions was $1.7 billion at both September 30, 2021 and December 31, 2020.
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
Goodwill was $674.6 million and $680.6 million, respectively, at September 30, 2021 and December 31, 2020. Estimating the fair value of a reporting unit for goodwill impairment is highly sensitive to changes in projections and assumptions and changes in assumptions could potentially lead to impairment. We perform sensitivity analyses around our assumptions in order to assess the reasonableness of the assumptions and the results of our testing. Ultimately, potential changes in these assumptions may impact the estimated fair value of a reporting unit and result in an impairment if the fair value of such reporting unit is less than its carrying value.
Net intangible assets other than goodwill was $1.0 billion and $1.1 billion, including IPR&D of $590.2 million, at September 30, 2021 and December 31, 2020, respectively. Intangible assets are highly vulnerable to impairment charges, particularly newly acquired assets for recently launched products and IPR&D. Considering the high risk nature of research and development and the industry’s success rate of bringing developmental compounds to market, IPR&D impairment charges may occur in future periods. Estimating the fair value of IPR&D for potential impairment is highly sensitive to changes in projections and assumptions and changes in assumptions could potentially lead to impairment.
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
We amortize intangible assets with definite lives on a straight-line basis over their estimated useful lives, ranging from 3 to 20 years. We use the straight-line method of amortization as there is no reliably determinable pattern in which the economic benefits of our intangible assets are consumed or otherwise used up. Amortization expense was $37.8 million and $43.8 million for the nine months ended September 30, 2021 and 2020, respectively.
Fair value measurements. The carrying amounts of our cash and cash equivalents, accounts receivable, accounts payable and short-term debt approximate their fair value due to the short-term maturities of these instruments. Investments that are considered equity securities as of September 30, 2021 and December 31, 2020 are predominately carried at fair value. Our debt under the credit agreement with JPMorgan Chase Bank, N.A. approximates fair value due to the variable rate of interest applicable to such debt.
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
Derivative financial instruments. We record derivative financial instruments on our Condensed Consolidated Balance Sheet at their fair value and recognize the changes in the fair value in our Condensed Consolidated Statement of Operations when they occur, the only exception being derivatives that qualify as hedges. For the derivative instrument to qualify as a hedge, we are required to meet strict hedge effectiveness and contemporaneous documentation requirements at the initiation of the hedge and assess the hedge effectiveness on an ongoing basis over the life of the hedge. At September 30, 2021 and December 31, 2020, our foreign currency forward contracts held to economically hedge inventory purchases did not meet the documentation requirements to be designated as hedges. Accordingly, we recognized all changes in the fair values of our derivatives instruments, net, in our Condensed Consolidated Statement of Operations. Refer to Note 10.
Property, plant and equipment. Property, plant and equipment are recorded at cost or fair value if acquired in a business combination. Depreciation is provided using the straight-line method over the estimated useful lives of the assets and includes amortization expense for assets capitalized under finance leases. The estimated useful lives by asset class are as follows: software - 3 years, machinery, medical and other equipment - 5-8 years, furniture and fixtures - 5-12 years, leasehold improvements - the lesser of their useful life or the lease term, buildings and improvements - 10-40 years, and automobiles - 3-5 years. Expenditures for repairs and maintenance are charged to expense as incurred. Depreciation expense was $6.4 million and $21.8 million for the three and nine months ended September 30, 2021, respectively. Depreciation expense was $7.2 million and $21.5 million for the three and nine months ended September 30, 2020, respectively. Assets held under finance leases are included within Property, plant and equipment, net in our Condensed Consolidated Balance Sheet and are amortized over the shorter of their useful lives or the expected term of their related leases. Assets to be disposed of by sale are recognized as held for sale at the lower of carrying value or fair value less costs to sell.
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
We operate in various countries and tax jurisdictions globally.  For interim reporting purposes, we record income taxes based on the expected effective income tax rate, taking into consideration year to date and global forecasted tax results.  For the three and nine months ended September 30, 2021, the tax rate differed from the U.S. federal statutory rate of 21% primarily due to the valuation allowance against certain U.S. and non-U.S. deferred tax assets, the relative mix in earnings and losses in the U.S. versus foreign tax jurisdictions, and the impact of certain discrete tax events and operating results in tax jurisdictions which do not result in a tax benefit.
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
While we have receivables due from federal and state governmental agencies, we do not believe that such receivables represent a credit risk because the related healthcare programs are funded by federal and state governments, and payment is primarily dependent upon submitting appropriate documentation. At September 30, 2021 and December 31, 2020, receivable balances (net of explicit and implicit price concessions) from Medicare and Medicaid were 7% and 6%, respectively, of our consolidated Accounts receivable, net. At September 30, 2021 and December 31, 2020, receivable balances (net of explicit and implicit price concessions) due directly from states, cities and other municipalities, specifically related to our real-time reverse-transcription polymerase chain reaction (real-time RT-PCR) assay to detect COVID-19, were 1.6% and 6.3% of our consolidated accounts receivable, net, respectively.
The portion of our accounts receivable due from individual patients comprises the largest portion of credit risk. At September 30, 2021 and December 31, 2020, receivables due from patients represented approximately 1.5% and 0.7%, respectively, of our consolidated Accounts receivable, net.

We assess the collectability of accounts receivable balances by considering factors such as historical collection experience, customer credit worthiness, the age of accounts receivable balances, regulatory changes and current economic conditions and trends that may affect a customer’s ability to pay. Actual results could differ from those estimates. The allowance for credit losses was $2.3 million and $2.1 million at September 30, 2021 and December 31, 2020, respectively. The credit loss expense for the three and nine months ended September 30, 2021 was $0.0 million and $0.6 million, respectively. The credit loss expense for the three and nine months ended September 30, 2020 was $0.1 million and $0.3 million, respectively.
Equity-based compensation. We measure the cost of services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is recognized in the Condensed Consolidated Statement of Operations over the period during which an employee is required to provide service in exchange for the award. We record excess tax benefits realized from the exercise of stock options as cash flows from operations. For the three and nine months ended September 30, 2021 we recorded $3.8 million and $9.9 million, respectively, of equity-based compensation expense. For the three and nine months ended September 30, 2020, we recorded $2.7 million and $6.8 million, respectively, of equity-based compensation expense.
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
A total of 57,508,233 and 73,412,800 potential shares of Common Stock were excluded from the calculation of diluted net loss per share for the three months ended September 30, 2021, and 2020, respectively, because their inclusion would be antidilutive. A total of 64,515,129 and 69,661,016 potential shares of Common Stock were excluded from the calculation of diluted net loss per share for the nine months ended September 30, 2021, and 2020, respectively, because their inclusion would be antidilutive. A full presentation of diluted earnings per share has not been provided because the required adjustments to the numerator and denominator resulted in diluted earnings per share equivalent to basic earnings per share.
During the three months ended September 30, 2021, 178,687 Common Stock options and Common Stock warrants to purchase shares of our Common Stock were exercised, resulting in the issuance of 178,687 shares of Common Stock. Of the 178,687 Common Stock options and Common Stock warrants exercised, no shares of Common Stock were surrendered in lieu of a cash payment via the net exercise feature of the agreements.
During the nine months ended September 30, 2021, 358,812 Common Stock options and Common Stock warrants to purchase shares of our Common Stock were exercised, resulting in the issuance of 358,812 shares of Common Stock. Of the 358,812 Common Stock options and Common Stock warrants exercised, no shares of Common Stock were surrendered in lieu of a cash payment via the net exercise feature of the agreements.
During the three and nine months ended September 30, 2020, 171,500 Common Stock options or Common Stock warrants to purchase shares of our Common Stock were exercised, resulting in the issuance of 171,500 shares of Common Stock. Of the 171,500 Common Stock options and Common Stock warrants exercised, no shares of Common Stock were surrendered in lieu of a cash payment via the net exercise feature of the agreements.

NOTE 5 COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS

(In thousands)	September 30, 2021	December 31, 2020
Accounts receivable, net:
Accounts receivable	$257,512	$288,369
Less: allowance for credit losses	(2,320)	(2,055)
	$255,192	$286,314
Inventories, net:
Consumable supplies	$67,978	$86,779
Finished products	40,642	36,831
Work in-process	2,768	5,268
Raw materials	6,161	5,784
Less: inventory reserve	(4,688)	(2,321)
	$112,861	$132,341
Other current assets and prepaid expenses:
Taxes recoverable	$9,680	$13,440
Prepaid expenses	11,890	7,259
Prepaid insurance	7,630	3,803
Other receivables	655	2,502
Other	11,003	5,309
	$40,858	$32,313
Intangible assets, net:
Customer relationships	$450,292	$448,751
Technologies	286,059	296,623
Trade names	49,783	49,820
Covenants not to compete	16,324	16,334
Licenses	5,766	5,766
Product registrations	7,261	8,025
Other	6,231	6,513
Less: accumulated amortization	(387,861)	(356,830)
	$433,855	$475,002
Accrued expenses:
Inventory received but not invoiced	$30,053	$72,160
Commitments and contingencies	20,141	15,454
Employee benefits	43,242	43,300
Contract liabilities	3,004	15,783
Clinical trials	4,993	7,112
Contingent consideration	487	1,188
Finance leases short-term	1,809	2,453
Professional fees	4,889	4,985
Other	55,308	78,434
	$163,926	$240,869

(In thousands)	September 30, 2021	December 31, 2020
Other long-term liabilities:
Contingent consideration	$2,498	$4,507
Mortgages and other debts payable	1,671	3,837
Finance leases long-term	2,302	2,805
Contract liabilities	357	595
Other	14,162	25,328
	$20,990	$37,072

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
The changes in value of the intangible assets and goodwill during the nine months ended September 30, 2021 were primarily due to foreign currency fluctuations between the Chilean Peso, and the Euro against the U.S. dollar.
The following table summarizes the changes in Goodwill by reporting unit during the nine months ended September 30, 2021.

	2021
(In thousands)	Gross goodwill at January 1	Cumulative impairment at January 1	Goodwill impairment	Foreign exchange and other	Balance at September 30
Pharmaceuticals
CURNA	$4,827	$(4,827)	$—	$—	$—
Rayaldee	93,418	—	—	(5,028)	88,390
FineTech	11,698	(11,698)	—	—	—
OPKO Biologics	139,784	—	—	—	139,784
OPKO Chile	4,505	—	—	(556)	3,949
OPKO Health Europe	8,086	—	—	(444)	7,642
OPKO Mexico	100	(100)	—	—	—
Transition Therapeutics	3,421	(3,421)	—	—	—

Diagnostics
BioReference	434,809	—	—	—	434,809
OPKO Diagnostics	17,977	(17,977)	—	—	—
	$718,625	$(38,023)	$—	$(6,028)	$674,574

NOTE 6 INVESTMENTS
Investments
The following table reflects the accounting method, carrying value and underlying equity in net assets of our unconsolidated investments as of September 30, 2021 and December 31, 2020:

(in thousands)	As of September 30, 2021		As of December 31, 2020
Investment type	Investment Carrying Value	Underlying Equity in Net Assets	Investment Carrying Value	Underlying Equity in Net Assets
Equity method investments	$727	$9,055	$426	$2,252
Variable interest entity, equity method	1,023	—	1,060	9
Equity securities	6,548		14,136
Equity securities with no readily determinable fair value	3,409		35
Warrants and options	46		74
Total carrying value of investments	$11,753		$15,731
Equity method investments
Our equity method investments consist of investments in Pharmsynthez (ownership 9%), Cocrystal Pharma, Inc. (“COCP”) (3%), Non-Invasive Monitoring Systems, Inc. (“NIMS”) (1%), Neovasc, Inc. (“Neovasc”) (1%), InCellDx, Inc. (“InCellDx”) (29%), BioCardia, Inc. (“BioCardia”) (1%), Xenetic Biosciences, Inc. (“Xenetic”) (2%), and LeaderMed Health Group Limited (“LeaderMed”) (47%). The aggregate amount of assets, liabilities, and net losses of our equity method investees as of and for the nine months ended September 30, 2021 were $236.7 million, $42.1 million, and $49.0 million, respectively. The aggregate amount of assets, liabilities, and net losses of our equity method investees as of and for the year ended December 31, 2020 were $90.9 million, $28.4 million, and $75.4 million, respectively. We have determined that we and/or our related parties can significantly influence control of our equity method investments through our board representation and/or voting power. Accordingly, we account for our investment in these entities under the equity method and record our proportionate share of their losses in Loss from investments in investees in our Condensed Consolidated Statement of Operations. The aggregate value of our equity method investments based on the quoted market prices of their respective shares of common stock and the number of shares held by us as of September 30, 2021 was $6.3 million.
Investments in Equity Securities
Our equity securities consist of investments in Phio Pharmaceuticals (“Phio”) (ownership 0.01%), VBI Vaccines Inc. (“VBI”) (1%), ChromaDex Corporation (“ChromaDex”) (0.1%), Eloxx Pharmaceuticals, Inc. (“Eloxx”) (2%), and CAMP4 Therapeutics Corporation (“CAMP4”) (9%). We have determined that our ownership, along with that of our related parties, does not provide us with significant influence over the operations of these investments. Accordingly, we account for our investment in these entities as equity securities, and we record changes in the fair value of these investments in Other income (expense) each reporting period when they have readily determinable fair value. Equity securities without a readily determinable fair value are adjusted to fair value when there is an observable price change. Net gains and losses on our equity securities for the nine months ended September 30, 2021, and 2020 were as follows:

	For the nine months ended September 30
(in thousands)	2021	2020
Equity Securities:
Net gains and losses recognized during the period on equity securities	$491	$8,959
Less: Net gains and losses realized during the period on equity securities	(2,981)	10,324
Unrealized net gains and losses recognized during the period on equity securities still held at the reporting date	$(2,490)	$(1,365)
Sales of investments
Gains (losses) included in earnings from sales of our investments are recorded in Other income (expense), net in our Condensed Consolidated Statement of Operations. The cost of securities sold is based on the specific identification method.

Warrants and options
In addition to our equity method investments and equity securities, we hold options to purchase 47 thousand additional shares of BioCardia, all of which were vested as of September 30, 2021 and December 31, 2020, and 33 thousand, 0.7 million, 40 thousand and 404 warrants to purchase shares of COCP, InCellDx, Inc., Xenetic, and Phio, respectively. We recorded the changes in the fair value of the options and warrants in Fair value changes of derivative instruments, net in our Condensed Consolidated Statement of Operations. We also recorded the fair value of the options and warrants in Investments, net in our Condensed Consolidated Balance Sheet. See further discussion of the Company’s options and warrants in Note 9 and Note 10.
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

Our initial capital investment in Detect Genomix was $245,000 for which we received a 49% ownership interest in Detect Genomix. We are required to make additional capital contributions to Detect Genomix in accordance with our percentage interests if Detect Genomix is unable to generate positive cash flow from operations or is unable to obtain alternative financing. We have not made any other investments in or loans to Detect Genomix through September 30, 2021.
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
We own 1,260,000 shares of Zebra Series A-2 Preferred Stock and 900,000 shares of Zebra restricted common stock (ownership 29% at September 30, 2021). Zebra is a privately held biotechnology company focused on the discovery and development of biosuperior antibody therapeutics and complex drugs. Dr. Richard Lerner, M.D., a member of our Board of Directors, is a founder of Zebra and, along with Dr. Frost, serves as a member of Zebra’s Board of Directors.
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

NOTE 7 DEBT
As of September 30, 2021 and December 31, 2020, our debt consisted of the following:

(In thousands)	September 30, 2021	December 31, 2020
2025 Notes	$117,661	$156,163
2023 Convertible Notes	64,832	62,776
2033 Senior Notes	3,050	3,050
JP Morgan Chase	—	7,057
Chilean and Spanish lines of credit	14,064	15,897
Current portion of notes payable	829	1,749
Long term portion of notes payable	2,151	4,513
Total	$202,587	$251,205

Balance sheet captions
Convertible Notes	$185,543	$221,989
Current portion of lines of credit and notes payable	14,893	24,703
LT notes payable included in long-term liabilities	2,151	4,513
Total	$202,587	$251,205

On February 25, 2020, we entered into a credit agreement with an affiliate of Dr. Frost, pursuant to which the lender committed to provide us with an unsecured line of credit in the amount of $100 million. The line of credit called for a commitment fee equal to 0.25% per annum of the unused portion of the line. We terminated this line of credit in June 2021 and as of September 30, 2021, no amount was outstanding thereunder.
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
In conjunction with the issuance of the 2025 Notes, we agreed to loan up to 30,000,000 shares of our Common Stock to affiliates of the underwriter in order to assist investors in the 2025 Notes to hedge their position. Following consummation of the Exchange, the number of outstanding borrowed shares of Common Stock was reduced by approximately 8,105,175 shares. As of September 30, 2021 and December 31, 2020, a total of 21,144,825 and 29,250,000 shares remained outstanding under the share lending arrangement, respectively. We will not receive any of the proceeds from the sale of the borrowed shares, but we received a one-time nominal fee of $0.3 million for the newly issued shares. Shares of our Common Stock outstanding under the share lending arrangement are excluded from the calculation of basic and diluted earnings per share. See Note 4.
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
The following table sets forth information related to the 2025 Notes which is included in our Condensed Consolidated Balance Sheet as of September 30, 2021:

(In thousands)	2025 Senior Notes	Discount	Debt Issuance Cost	Total
Balance at December 31, 2020	$200,000	$(39,537)	$(4,300)	$156,163
Amortization of debt discount and debt issuance costs	—	5,107	556	5,663
Conversion	(55,420)	10,151	1,104	(44,165)
Balance at September 30, 2021	$144,580	$(24,279)	$(2,640)	$117,661

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

On August 30, 2021, the Credit Agreement was amended and restated (the “A&R Credit Agreement”). The A&R Credit Agreement is guaranteed by all of BioReference’s domestic subsidiaries. The A&R Credit Agreement is also secured by substantially all assets of BioReference and its domestic subsidiaries, as well as a non-recourse pledge by us of our equity interest in BioReference. Availability under the A&R Credit Agreement is based on a borrowing base composed of eligible accounts receivables of BioReference and certain of its subsidiaries, as specified therein. As of September 30, 2021, $64.3 million remained available for borrowing under the Credit Agreement. Principal under the Credit Agreement is due upon maturity on August 30, 2024.

At BioReference’s option, borrowings under the A&R Credit Agreement (other than swingline loans) will bear interest at (i) the CB floating rate (defined as the higher of (a) the prime rate and (b) the LIBOR rate (adjusted for statutory reserve requirements for Eurocurrency liabilities) for an interest period of one month plus 2.50%) plus an applicable margin of 0.75% or (ii) the LIBOR rate (adjusted for statutory reserve requirements for Eurocurrency liabilities) plus an applicable margin of 1.75%. Swingline loans will bear interest at the CB floating rate plus the applicable margin. The A&R Credit Agreement also calls for other customary fees and charges, including an unused commitment fee of 0.375% if the average quarterly availability is 50% or more of the revolving commitment, or 0.25% if the average quarterly availability is less than or equal to 50% of the revolving commitments.

As of September 30, 2021 and December 31, 2020, no amount and $7.1 million, respectively, was outstanding under the A&R Credit Agreement.

The A&R Credit Agreement contains customary covenants and restrictions, including, without limitation, covenants that require BioReference and its subsidiaries to maintain a minimum fixed charge coverage ratio if availability under the new credit facility falls below a specified amount and to comply with laws and restrictions on the ability of BioReference and its subsidiaries to incur additional indebtedness or to pay dividends and make certain other distributions to the Company, subject to certain exceptions as specified therein. Failure to comply with these covenants would constitute an event of default under the A&R Credit Agreement, notwithstanding the ability of BioReference to meet its debt service obligations. The A&R Credit Agreement also includes various customary remedies for the lenders following an event of default, including the acceleration of repayment of outstanding amounts under the A&R Credit Agreement and execution upon the collateral securing obligations under the A&R Credit Agreement. Substantially all the assets of BioReference and its subsidiaries are restricted from sale, transfer, lease, disposal or distributions to the Company, subject to certain exceptions. As of September 30, 2021, BioReference and its subsidiaries had net assets of approximately $1,119.0 million, which included goodwill of $434.8 million and intangible assets of $310.7 million.
In addition to the A&R Credit Agreement with CB, we had line of credit agreements with eleven other financial institutions as of both September 30, 2021 and December 31, 2020 in the U.S., Chile and Spain. These lines of credit are used primarily as sources of working capital for inventory purchases.
The following table summarizes the amounts outstanding under the BioReference, Chilean and Spanish lines of credit:

(Dollars in thousands)			Balance Outstanding
Lender	Interest rate on borrowings at September 30, 2021	Credit line capacity	September 30, 2021	December 31, 2020
JPMorgan Chase	3.25%	$75,000	$—	$7,057
Itau Bank	5.50%	2,128	2,128	2,353
Bank of Chile	6.60%	2,275	772	1,494
BICE Bank	5.50%	2,500	1,534	1,166
Scotiabank	5.50%	4,500	2	1,829
Santander Bank	5.50%	4,500	836	3,025
Security Bank	5.50%	1,937	1,937	262
Estado Bank	5.50%	4,700	2,111	2,127
BCI Bank	5.00%	2,500	2,171	—
Corpbanca	5.00%	2,573	2,573	3,641
Banco De Sabadell	1.75%	579	—	—
Santander Bank	1.82%	579	—	—
Total		$103,771	$14,064	$22,954
At September 30, 2021 and December 31, 2020, the weighted average interest rate on our lines of credit was approximately 5.4% and 4.9%, respectively.
At September 30, 2021 and December 31, 2020, we had notes payable and other debt (excluding the 2033 Senior Notes, the 2023 Convertible Notes, the 2025 Notes, the A&R Credit Agreement and amounts outstanding under lines of credit described above) as follows:

(In thousands)	September 30, 2021	December 31, 2020
Current portion of notes payable	$829	$1,749
Other long-term liabilities	2,151	4,513
Total	$2,980	$6,262
The notes and other debt mature at various dates ranging from 2020 through 2024, bearing variable interest rates from 0.7% up to 3.8%. The weighted average interest rate on the notes and other debt was 1.7% and 2.9% on September 30, 2021 and December 31, 2020. The notes are partially secured by our office space in Barcelona.

NOTE 8 ACCUMULATED OTHER COMPREHENSIVE LOSS
For the nine months ended September 30, 2021, changes in Accumulated other comprehensive loss, net of tax, were as follows:

(In thousands)	Foreign currency translation
Balance at December 31, 2020	$(4,225)
Other comprehensive loss	(15,698)
Balance at September 30, 2021	$(19,923)
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
As of September 30, 2021, we had equity securities (refer to Note 6), forward foreign currency exchange contracts for inventory purchases (refer to Note 10) and contingent consideration related to the acquisitions of CURNA, OPKO Diagnostics and OPKO Renal that are required to be measured at fair value on a recurring basis. In addition, in connection with our investment and our consulting agreement with BioCardia, we record the related BioCardia options at fair value as well as the warrants from COCP, InCellDx, Xenetic and Phio.
Our financial assets and liabilities measured at fair value on a recurring basis are as follows:

	Fair value measurements as of September 30, 2021
(In thousands)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Assets:
Equity securities	$6,548	$—	$—	$6,548
Common stock options/warrants	—	46	—	46
Forward contracts	—	684	—	684
Total assets	$6,548	$730	$—	$7,278
Liabilities:
Contingent consideration	—	—	2,985	2,985
Total liabilities	$—	$—	$2,985	$2,985

	Fair value measurements as of December 31, 2020
(In thousands)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Assets:
Equity securities	$14,136	$—	$—	$14,136
Common stock options/warrants	—	74	—	74
Total assets	$14,136	$74	$—	$14,210
Liabilities:
Forward contracts	—	1,040	—	1,040
Contingent consideration	—	—	5,695	5,695
Total liabilities	$—	$1,040	$5,695	$6,735

The carrying amount and estimated fair value of our 2025 Notes, as well as the applicable fair value hierarchy tiers, are contained in the table below. The fair value of the 2025 Notes is determined using inputs other than quoted prices in active markets that are directly observable.

	September 30, 2021
(In thousands)	Carrying Value	Total Fair Value	Level 1	Level 2	Level 3
2025 Notes	$117,661	$179,046	$—	$179,046	$—
There have been no transfers between Level 1 and Level 2 and no transfers to or from Level 3 of the fair value hierarchy.
As of September 30, 2021 and December 31, 2020, the carrying value of our other financial instrument assets approximates their fair value due to their short-term nature or variable rate of interest.
The following table reconciles the beginning and ending balances of our Level 3 assets and liabilities as of September 30, 2021:

September 30, 2021
(In thousands)	Contingent consideration
Balance at December 31, 2020	$5,695
Change in fair value:
Included in results of operations	(1,556)
Foreign currency impact	8
Payments	(1,162)
Balance at September 30, 2021	$2,985
The estimated fair values of our financial instruments have been determined by using available market information and what we believe to be appropriate valuation methodologies. We use the following methods and assumptions in estimating fair value:
Contingent consideration – We estimate the fair value of the contingent consideration utilizing a discounted cash flow model for the expected payments based on estimated timing and expected revenues. We use several discount rates depending on each type of contingent consideration related to OPKO Diagnostics, CURNA and OPKO Renal transactions. As of September 30, 2021, of the $3.0 million of contingent consideration, $0.5 million was recorded in Accrued expenses and $2.5 million was recorded in Other long-term liabilities. As of December 31, 2020, of the $5.7 million of contingent consideration, $1.2 million was recorded in Accrued expenses and $4.5 million was recorded in Other long-term liabilities. As a result of our execution of the CAMP4 Agreement (as defined in Note 14), we will have to pay a percentage of any payments received under the CAMP4 Agreement to the former CURNA stockholders.

NOTE 10 DERIVATIVE CONTRACTS
The following table summarizes the fair values and the presentation of our derivative assets (liabilities) in the Condensed Consolidated Balance Sheets:

(In thousands)	Balance Sheet Component	September 30, 2021	December 31, 2020
Derivative financial instruments:
Common Stock options/warrants	Investments, net	$46	$74
Forward contracts	Unrealized gains on forward contracts are recorded in Other current assets and prepaid expenses. Unrealized (losses) on forward contracts are recorded in Accrued expenses.	$684	$(1,040)
We enter into foreign currency forward exchange contracts with respect to the risk of exposure to exchange rate differences arising from inventory purchases on letters of credit. Under these forward contracts, for any rate above or below the fixed rate, we receive or pay the difference between the spot rate and the fixed rate for the given amount at the settlement date.
To qualify the derivative instrument as a hedge, we are required to meet strict hedge effectiveness and contemporaneous documentation requirements at the initiation of the hedge and assess the hedge effectiveness on an ongoing basis over the life of the hedge. At September 30, 2021 and December 31, 2020, our derivative financial instruments did not meet the documentation requirements to be designated as hedges. Accordingly, we recognize the changes in Fair value of derivative instruments, net in our Condensed Consolidated Statement of Operations. The following table summarizes the losses and gains recorded for the three and nine months ended September 30, 2021 and 2020:

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2021	2020	2021	2020
Derivative gain (loss):
Common Stock options/warrants	$(22)	$(13)	$(28)	$(82)
Forward contracts	1,305	(483)	599	194
Total	$1,283	$(496)	$571	$112

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
On February 25, 2020, we entered into a credit agreement with an affiliate of Dr. Frost, pursuant to which the lender committed to provide us with an unsecured line of credit in the amount of $100 million. The line of credit called for a commitment fee equal to 0.25% per annum of the unused portion of the line. We terminated this line of credit in June 2021 and as of September 30, 2021, no amount was outstanding thereunder.

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
We reimburse Dr. Frost for Company-related use by Dr. Frost and our other executives of an airplane owned by a company that is beneficially owned by Dr. Frost. We reimburse Dr. Frost for out-of-pocket operating costs for the use of the airplane by Dr. Frost or Company executives for Company-related business. We do not reimburse Dr. Frost for personal use of the airplane by Dr. Frost or any other executive. For the three and nine months ended September 30, 2021, we reimbursed approximately $0 thousand and $43 thousand, respectively, for Company-related travel by Dr. Frost and other OPKO executives. For the three and nine months ended September 30, 2020, we reimbursed approximately $62 thousand and $156 thousand, respectively, for Company-related travel by Dr. Frost and other OPKO executives.
NOTE 12 COMMITMENTS AND CONTINGENCIES
In connection with our acquisitions of CURNA, OPKO Diagnostics and OPKO Renal, we agreed to pay future consideration to the sellers upon the achievement of certain events. As a result, as of September 30, 2021, we recorded $3.0 million as contingent consideration, with $0.5 million recorded within Accrued expenses and $2.5 million recorded within Other long-term liabilities in the accompanying Condensed Consolidated Balance Sheets. Refer to Note 5 and Note 17.
As previously reported, BioReference receives and is routinely required to respond to Civil Investigative Demands (“CID”) in the ordinary course of business. On November 26, 2019, BioReference received a CID from the U.S. Department of Justice (“DOJ”). The CID states that DOJ is investigating whether BioReference paid unlawful remuneration to health care practitioners in violation of the Anti-Kickback Statute or Stark law and thus submitted or caused to be submitted false claims to government health care programs in violation of the False Claims Act. The time period covered by DOJ’s requests is January 1, 2011 through November 26, 2019. BioReference has fully cooperated with the DOJ by submitting the requested information and making current employees available for interviews, and DOJ recently made a presentation to BioReference regarding its position. The parties have reached verbal agreement on the settlement amount, which is anticipated to be approximately $10 million, excluding attorney fees.
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
At September 30, 2021, we were committed to make future purchases for inventory and other items in 2021 that occur in the ordinary course of business under various purchase arrangements with fixed purchase provisions aggregating approximately $223.7 million.
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
The complexities and ambiguities of billing, reimbursement regulations and claims processing, as well as considerations unique to Medicare and Medicaid programs, require us to estimate the potential for retroactive adjustments as an element of variable consideration in the recognition of revenue in the period the related services are rendered. Actual amounts are adjusted in the period those adjustments become known. For the nine months ended September 30, 2021, positive revenue adjustments due to changes in estimates of implicit price concessions for performance obligations satisfied in prior periods of $36.0 million were recognized. For the nine months ended September 30, 2020, revenue reductions due to changes in estimates in implicit price concessions for performance obligations satisfied in prior periods of $1.6 million were recognized. Revenue adjustments for the nine months ended September 30, 2021 were primarily due to an improvement in COVID-19 test reimbursement estimates.
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
Settlements with third-party payors for retroactive adjustments due to audits, reviews or investigations are also considered variable consideration and are included in the determination of the estimated transaction price for providing services. These settlements are estimated based on the terms of the payment agreement with the payor, correspondence from the payor and our historical settlement activity, including an assessment of the probability a significant reversal of cumulative revenue recognized will occur when the uncertainty is subsequently resolved. Estimated settlements are adjusted in future periods as adjustments become known (that is, new information becomes available), or as years are settled or are no longer subject to such audits, reviews, and investigations. As of September 30, 2021 and December 31, 2020, we had liabilities of approximately $10.6 million and $14.9 million, respectively, within Accrued expenses and Other long-term liabilities related to reimbursements for payor overpayments.
The composition of Revenue from services by payor for the three and nine months ended September 30, 2021 and 2020 was as follows:

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2021	2020	2021	2020
Healthcare insurers	$117,892	$136,531	$391,771	$319,763
Government payers	48,204	21,537	179,473	64,322
Client payers	168,637	207,886	657,479	388,078
Patients	5,430	16,544	15,589	32,146
Total	$340,163	$382,498	$1,244,312	$804,309
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
We recognize revenue for shipments of Rayaldee at the time of delivery to customers after estimating Sales Deductions and product returns as elements of variable consideration utilizing historical information and market research projections. For the three and nine months ended September 30, 2021, we recognized $8.5 million and $19.3 million, respectively, in net product revenue from sales of Rayaldee. For the three and nine months ended September 30, 2020, we recognized $8.1 million and $26.7 million, respectively, in net product revenue from sales of Rayaldee.
The following table presents an analysis of product sales allowances and accruals for the three and nine months ended September 30, 2021:

(In thousands)	Chargebacks, discounts, rebates and fees	Governmental	Returns	Total
Balance at June 30, 2021	$1,701	$7,586	$3,324	$12,611
Provision related to current period sales	3,315	3,258	307	6,880
Credits or payments made	(3,616)	(6,733)	(405)	(10,754)
Balance at September 30, 2021	$1,400	$4,111	$3,226	$8,737

Total gross Rayaldee sales				$15,332
Provision for Rayaldee sales allowances and accruals as a percentage of gross Rayaldee sales				45%

(In thousands)	Chargebacks, discounts, rebates and fees	Governmental	Returns	Total
Balance at December 31, 2020	$2,332	$5,812	$3,593	$11,737
Provision related to current period sales	10,854	16,013	942	27,809
Credits or payments made	(11,786)	(17,714)	(1,309)	(30,809)
Balance at September 30, 2021	$1,400	$4,111	$3,226	$8,737

Total gross Rayaldee sales				$47,099
Provision for Rayaldee sales allowances and accruals as a percentage of gross Rayaldee sales				59%
Taxes collected from customers related to revenues from services and revenues from products are excluded from revenues.
Revenue from intellectual property and other
We recognize revenues from the transfer of intellectual property generated through license, development, collaboration and/or commercialization agreements. The terms of these agreements typically include payment to us for one or more of the following: non-refundable, up-front license fees; development and commercialization milestone payments; funding of research and/or development activities; and royalties on sales of licensed products. Revenue is recognized upon satisfaction of a performance obligation by transferring control of a good or service to the customer.
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
For the three months ended September 30, 2021, revenue from transfer of intellectual property principally and other reflects $2.5 million of revenue related to the Pfizer Transaction (as defined below), $1.0 million related to the LeaderMed (as defined below) joint venture and $4.9 million related to the CAMP4 Agreement (as defined below). For the nine months ended September 30, 2021, revenue from transfer of intellectual property and other principally reflects $8.1 million of revenue related to the Pfizer Transaction, $1.0 million related to the LeaderMed joint venture, $4.9 million related to the CAMP4 Agreement and a $5.0 million non-refundable upfront payment received under the Nicoya Agreement (as defined below). For the three and nine months ended September 30, 2020, revenue from transfer of intellectual property and other principally reflects $3.1 million and $25.8 million of revenue, respectively, related to the Pfizer Transaction. In addition, revenue from the transfer of intellectual property and other for the three and nine months ended September 30, 2020 includes grants of $10.0 million and $16.2 million, respectively, received by BioReference from the CARES Act. Refer to Note 14 for discussion of the Pfizer Transaction.
Contract liabilities relate to cash consideration that OPKO receives in advance of satisfying the related performance obligations. Changes in the contractual liabilities balance during the nine months ended September 30, 2021 are as follows:

(In thousands)
Balance at December 31, 2020	$16,378
Balance at September 30, 2021	3,362
Revenue recognized in the period from:
Amounts included in contracts liability at the beginning of the period	13,016
The contract liability balance at September 30, 2021 related primarily to accelerated payments received as part of the CARES Act. Refer to Note 2.
NOTE 14 STRATEGIC ALLIANCES
LeaderMed
On September 14, 2021, we and LeaderMed Health Group Limited (“LeaderMed”), a pharmaceutical development company with operations based in Asia, announced the formation of a joint venture to develop, manufacture and commercialize two of OPKO’s clinical stage, long-acting drug products in Greater China and eight other Asian territories.
Under the terms of the agreements, we have granted the joint venture exclusive rights to develop, manufacture and commercialize (a) OPK88003, an oxyntomodulin analog being developed for the treatment of obesity and diabetes, and (b) Factor VIIa-CTP, a novel long-acting coagulation factor being developed to treat hemophilia, in exchange for a 47% ownership interest in the joint venture. In addition, we received an upfront payment of $1 million and will be reimbursed for clinical trial material and technical support we provide the joint venture. For the three months ended September 30, 2021, we recognized the upfront payment of $1 million as revenue from transfer of intellectual property and other.

LeaderMed has agreed to be responsible for funding the joint venture’s operations, development and commercialization efforts and, together with its syndicate partners, initially invested $11 million in exchange for a 53% ownership interest. We retain full rights to oxyntomodulin and Factor VIIa-CTP in all other geographies.
CAMP4 Therapeutics
On July 6, 2021, we entered into an exclusive license agreement (the “CAMP4 Agreement”) with CAMP4, pursuant to which we granted to CAMP4 an exclusive license to develop, manufacture, commercialize or improve therapeutics utilizing the AntagoNAT technology, an oligonucleotide platform developed under OPKO CURNA, which includes the molecule for the treatment of Dravet syndrome, together with any derivative or modification thereof (the “Licensed Compound”) and any pharmaceutical product that comprises or contains the Licensed Compound, alone or in combination with one or more other active ingredients (“Licensed Product”), worldwide. The CAMP4 Agreement grant covers human pharmaceutical, prophylactic, and therapeutic and certain diagnostic uses.
We received an initial upfront payment of $1.5 million and 3,373,008 shares of CAMP4’s Series A Prime Preferred Stock (“Preferred Stock”), which equates to approximately 9% of the outstanding shares of CAMP4, and we are eligible to receive up to $3.5 million in development milestone payments for Dravet syndrome products, and $4 million for non-Dravet syndrome products, as well as sales milestones of up to $90 million for Dravet syndrome products and up to $90 million for non-Dravet syndrome products. We may also receive double digit royalty payments on the net sales of royalty bearing products, subject to adjustment. In addition, upon achievement of certain development milestones, we will be eligible to receive equity consideration of up to 5,782,299 shares of Preferred Stock in connection with Dravet syndrome products and up to 1,082,248 shares of Preferred Stock in connection with non-Dravet syndrome products. In connection with our acquisition of CURNA, we agreed to pay future consideration to the sellers upon the achievement of certain events. As a result of our execution of the CAMP4 Agreement, we will have to pay a percentage of any payments received under the CAMP4 Agreement to the former CURNA stockholders. For the three months ended September 30, 2021, we recognized the fair value of the upfront payments of cash and shares of Preferred Stock totaling $4.9 million in revenue from transfer of intellectual property and other.
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
On September 24, 2021, we and Pfizer announced that the FDA extended the review period for the BLA for Somatrogon, a once-weekly long-acting recombinant human growth hormone, for the treatment of GHD in pediatric patients. The Prescription Drug User Fee Act (“PDUFA”) goal date has been extended by three months to January 2022, as a result of

Pfizer’s submission of additional data to the original BLA.
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
We recognized the non-refundable $295.0 million upfront payments as revenue as the research and development services were completed and as of both September 30, 2021 and December 31, 2020, we had no contract liabilities related to the Pfizer Transaction.
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
Information regarding our operations and assets for our operating segments and the unallocated corporate operations as well as geographic information are as follows:

	For the three months ended September 30,		For the nine months ended September 30,
(In thousands)	2021	2020	2021	2020
Revenue from services:
Pharmaceutical	$—	$—	$—	$—
Diagnostics	340,163	382,498	1,244,312	804,309
Corporate	—	—	—	—
	$340,163	$382,498	$1,244,312	$804,309
Revenue from products:
Pharmaceutical	$36,882	$28,702	$106,490	$89,133
Diagnostics	—	—	—	—
Corporate	—	—	—	—
	$36,882	$28,702	$106,490	$89,133
Revenue from transfer of intellectual property and other:
Pharmaceutical	$8,768	$6,819	$22,585	$31,057
Diagnostics	—	10,045	—	16,240
Corporate	—	—	—	—
	$8,768	$16,864	$22,585	$47,297
Operating income (loss):
Pharmaceutical	$28,617	$(14,425)	$(4,251)	$(34,546)
Diagnostics	19,656	46,172	116,670	68,975
Corporate	(10,447)	(9,808)	(30,585)	(26,071)
	$37,826	$21,939	$81,834	$8,358
Depreciation and amortization:
Pharmaceutical	$6,080	$7,316	$20,500	$21,556
Diagnostics	12,883	13,720	39,025	43,739
Corporate	—	—	—	—
	$18,963	$21,036	$59,525	$65,295
Loss from investment in investees:
Pharmaceutical	$(53)	$(110)	$(163)	$(433)
Diagnostics	—	—	—	—
Corporate	—	—	—	—
	$(53)	$(110)	$(163)	$(433)
Revenues:
United States	$354,586	$400,778	$1,269,749	$847,539
Ireland	5,445	8,988	24,663	37,736
Chile	16,486	11,062	49,294	33,064
Spain	5,721	3,713	17,077	12,005
Israel	307	1,119	3,543	4,010
Mexico	3,162	2,280	8,619	5,987
Other	106	124	442	398
	$385,813	$428,064	$1,373,387	$940,739

(In thousands)	September 30, 2021	December 31, 2020
Assets:
Pharmaceutical	$1,109,600	$1,176,245
Diagnostics	1,234,477	1,268,738
Corporate	73,561	28,080
	$2,417,638	$2,473,063
Goodwill:
Pharmaceutical	$239,765	$245,793
Diagnostics	434,809	434,809
Corporate	—	—
	$674,574	$680,602

No customer represented more than 10% of our total consolidated revenue during the nine months ended September 30, 2021 and 2020. As of September 30, 2021 and December 31, 2020, no customer represented more than 10% of our accounts receivable balance.
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
The following table presents the lease balances within the Condensed Consolidated Balance Sheet as of September 30, 2021 and December 31, 2020:

(in thousands)	Classification on the Balance Sheet	September 30, 2021	December 31, 2020
Assets
Operating lease assets	Operating lease right-of-use assets	$33,502	$37,735
Finance lease assets	Property, plant and equipment, net	4,111	5,258

Liabilities
Current
Operating lease liabilities	Current maturities of operating leases	9,823	9,028
Accrued expenses	Current maturities of finance leases	1,809	2,453
Long-term
Operating lease liabilities	Operating lease liabilities	28,256	29,760
Other long-term liabilities	Finance lease liabilities	$2,302	$2,805

Weighted average remaining lease term
Operating leases		5.7 years	5.4 years
Finance leases		2.4 years	2.3 years
Weighted average discount rate
Operating leases		5.6%	5.8%
Finance leases		6.2%	3.6%
The following table reconciles the undiscounted future minimum lease payments (displayed by year and in the aggregate) under noncancelable operating leases with terms of more than one year to the total operating lease liabilities recognized on our Condensed Consolidated Balance Sheet as of September 30, 2021:

(in thousands)	Operating	Finance
October 1, 2021 through December 31, 2021	$1,454	$671
2022	11,254	1,658
2023	7,939	1,063
2024	5,749	723
2025	3,726	247
Thereafter	16,361	4
Total undiscounted future minimum lease payments	46,483	4,366
Less: Difference between lease payments and discounted lease liabilities	8,404	255
Total lease liabilities	$38,079	$4,111
Expense under operating leases and finance leases was $13.4 million and $1.7 million, respectively, for the three and nine months ended September 30, 2021, which includes $1.4 million of variable lease costs. Expense under operating leases and finance leases was $13.7 million and $2.3 million, respectively, for the three and nine months ended September 30, 2020, which includes $2.3 million of variable lease costs. Operating lease costs and finance lease costs are included within Operating loss in the Condensed Consolidated Statement of Operations. Short-term lease costs were not material.
Supplemental cash flow information is as follows:

(in thousands)	For the nine months ended September 30,
	2021	2020
Operating cash out flows from operating leases	$12,278	$13,596
Operating cash out flows from finance leases	101	149
Financing cash out flows from finance leases	1,498	2,009
Total	$13,877	$15,754

NOTE 17 SUBSEQUENT EVENTS
We have reviewed all events and transactions that occurred subsequent to September 30, 2021 and prior to the time of filing this Quarterly Report on Form 10-Q and determined that no such events required disclosure to or adjustment in the September 30, 2021 Condensed Consolidated Financial Statements.

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
We are a diversified healthcare company that seeks to establish industry-leading positions in large and rapidly growing medical markets. Our diagnostics business includes BioReference Laboratories, Inc. (“BioReference”), one of the nation’s largest full service laboratories with a core genetic testing business and an almost 300-person sales and marketing team to drive growth and leverage new products, including the 4Kscore test. Our pharmaceutical business features Rayaldee, a U.S. Food and Drug Administration (“FDA”) approved treatment for secondary hyperparathyroidism (“SHPT”) in adults with stage 3 or 4 chronic kidney disease (“CKD”) and vitamin D insufficiency and a pipeline of products in various stages of development. Our leading product in development is Somatrogon (hGH-CTP), a once-weekly human growth hormone for which we have partnered with Pfizer, Inc. (“Pfizer”) and successfully completed a phase 3 study in August 2019, and for which the FDA has accepted the initial Biologics License Application (“BLA”) for filing. We also submitted a New Drug Application (an “NDA”) with the Ministry of Health, Labour and Welfare in Japan and a Marketing Authorization Application with the European Medicines Agency.We are incorporated in Delaware, and our principal executive offices are located in leased offices in Miami, Florida.
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

RECENT DEVELOPMENTS

On September 24, 2021, we and Pfizer announced that the FDA extended the review period for the BLA for Somatrogon, a once-weekly long-acting recombinant human growth hormone, for the treatment of GHD in pediatric patients. The PDUFA goal date has been extended by three months to January 2022, as a result of Pfizer’s submission of additional data to the original BLA.
On September 14, 2021, we and LeaderMed, a pharmaceutical development company with operations based in Asia, announced the formation of a joint venture to develop, manufacture and commercialize two of OPKO’s clinical stage, long-acting drug products in Greater China and eight other Asian territories.
Under the terms of our agreements with LeaderMed, we have granted the joint venture exclusive rights to develop, manufacture and commercialize (a) OPK88003, an oxyntomodulin analog being developed for the treatment of obesity and diabetes, and (b) Factor VIIa-CTP, a novel long-acting coagulation factor being developed to treat hemophilia, in exchange for a 47% ownership interest in the joint venture. In addition, we received an upfront payment of $1 million and will be reimbursed for clinical trial material and technical support it provides the joint venture.

LeaderMed has agreed to be responsible for funding the joint venture’s operations, development and commercialization efforts and has, with its syndicate partners, invested $11 million in exchange for a 53% ownership interest. We retain full rights to oxyntomodulin and Factor VIIa-CTP in all other geographies.
On August 30, 2021, we announced the completion of enrollment in our Phase 2 trial with Rayaldee as a treatment for mild-to-moderate COVID-19. The U.S. trial, “A Randomized, Double-Blind Placebo-Controlled Study to Evaluate the Safety and Efficacy of Rayaldee (calcifediol) Extended-release Capsules to Treat Symptomatic Patients Infected with SARS-CoV-2 (REsCue),” was expected to enroll approximately 160 subjects, including some with stage 3 or 4 chronic kidney disease (CKD) who are at higher risk for developing more severe illness. Final enrollment reached 171 subjects and topline data are expected later this year.
On August 16, 2021, BioReference announced the acquisition of Ariosa Diagnostics, Inc. (“Ariosa”), the U.S. Ariosa centralized laboratory prenatal testing business from Roche Molecular Systems Inc. Ariosa's non invasive prenatal screening (NIPS) test, the Harmony Prenatal Test, is one of the most widely studied tests utilized in prenatal screening. The test has been performed in over 1.5 million patients. BioReference currently offers, ClariTest™ Core, which utilizes the same core technology as the Harmony Prenatal Test. The acquisition of Ariosa will complement our current NIPS offering.

RESULTS OF OPERATIONS
Impact of COVID-19
As the disease caused by SARS-CoV-2, a novel strain of coronavirus, COVID-19 continues to spread and severely impact the U.S. economy and economies of other countries around the world, we continue to be a part of the coordinated public and private sector response to this unprecedented challenge as the COVID-19 pandemic continues. There continues to be a high level of uncertainty relating to how the pandemic will evolve, how governments and consumers will react, progress on the distribution of vaccines and whether the pandemic will have a longer-term effect on the healthcare industry and patient habits. In response to the COVID-19 pandemic, BioReference is providing COVID-19 solutions, including diagnostic molecular testing and serology antibody testing, to meet the testing needs of its numerous customer verticals, including physicians, health systems, long-term care facilities, governments, schools, employers, professional sports teams and entertainment venues, as wells as the general public through relationships with retail pharmacy chains.
Revenue from services for the three months ended September 30, 2021 decreased by $42.3 million as compared to 2020 due to a decline in COVID-19 testing volumes. We are unable to predict how long the demand will continue for our COVID-19 related testing, or whether pricing and reimbursement policies for testing will sustain. In addition, overall demand for COVID-19 testing has recently declined, and accordingly, the sustainability of our COVID-19 testing volumes is uncertain. Additionally, beginning in March 2020, BioReference experienced a decline in testing volumes due to the COVID-19 pandemic; however as stay at home orders and other restrictions have been lifted, we have seen our routine clinical and genomic testing volumes trending towards normalization with prior periods. Should stay at home orders or other restrictions be reenacted, we could see our routine testing levels decline. Excluding COVID-19 test volumes, for the three months ended September 30, 2021, genomic and routine clinical test volume increased 19.1% and 0.7% as compared to volumes for the three months ended September 30, 2020. Additionally, sales of Rayaldee have not increased in accordance with its expected growth trajectory as a result of challenges in onboarding new patients due to the COVID-19 pandemic. Federal, state and local governmental policies and initiatives designed to reduce the transmission of COVID-19 have resulted in, among other things, a significant reduction in physician office visits, the cancellation of elective medical procedures, customers closing or severely curtailing their operations (voluntarily or in response to government orders), and the adoption of work-from-home or shelter-in-place policies.
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
Since the pandemic began in the U.S., we have invested in testing capabilities and infrastructure to meet demand for our molecular and antibody testing for COVID-19. In 2021, we kicked off company wide lab operations specimen acquisition, logistics, procurement, customer service, cost reduction initiatives to rightsize our cost structure to match the declining COVID testing volumes and to drive efficiency gains in our core clinical lines of business.
Three vaccines for COVID-19 have received approval or emergency authorization and have had increasingly widespread acceptance. However, we believe that, based on our experience with the pandemic, the high medical need for efficient and widespread testing for COVID-19 will extend beyond the current phase of the pandemic. Our belief is supported by the unprecedented healthcare and economic impact of the pandemic thus far, the uneven and incomplete rollout of vaccines and the fact that significant portions of the U.S. population may never be vaccinated, and the continued likelihood of surges of COVID-19 including from new strains of SARS-CoV-2 with uncertain susceptibility to the current vaccines. We believe that these factors have greatly magnified the need for more effective therapeutics and the need for efficient and widespread testing, with properties targeted to the disease processes caused by serious viral infections.

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020
Our consolidated income (loss) from operations for the three months ended September 30, 2021 and 2020 is as follows:

	For the three months ended September 30,
(In thousands)	2021	2020	Change	% Change
Revenues:
Revenue from services	$340,163	$382,498	$(42,335)	(11)%
Revenue from products	36,882	28,702	8,180	28%
Revenue from transfer of intellectual property and other	8,768	16,864	(8,096)	(48)%
Total revenues	385,813	428,064	(42,251)	(10)%
Costs and expenses:
Cost of revenue	243,957	272,773	(28,816)	(11)%
Selling, general and administrative	105,120	99,897	5,223	5%
Research and development	18,306	18,493	(187)	(1)%
Contingent Consideration	(497)	1,083	(1,580)	(146)%
Amortization of intangible assets	12,609	13,879	(1,270)	(9)%
Gain on sale of assets	(31,508)	—	(31,508)	—%
Total costs and expenses	347,987	406,125	(58,138)	(14)%
Income from operations	37,826	21,939	15,887	72%
Diagnostics

	For the three months ended September 30,
(In thousands)	2021	2020	Change	% Change
Revenues
Revenue from services	$340,163	$382,498	$(42,335)	(11)%
Revenue from transfer of intellectual property and other	—	10,045	(10,045)	(100)%
Total revenues	340,163	392,543	(52,380)	(13)%
Costs and expenses:
Cost of revenue	223,195	255,341	(32,146)	(13)%
Selling, general and administrative	83,723	78,008	5,715	7%
Research and development	5,894	4,170	1,724	41%
Contingent Consideration	—	36	(36)	(100)%
Amortization of intangible assets	7,695	8,816	(1,121)	(13)%
Total costs and expenses	320,507	346,371	(25,864)	(7)%
Income from operations	19,656	46,172	(26,516)	(57)%

Revenue. Revenue from services for the three months ended September 30, 2021 decreased by approximately $42.3 million compared to the three months ended September 30, 2020. BioReference recognized a decrease in revenue for the three months ended September 30, 2021 compared to the three months ended September 30, 2020 due to a decrease in COVID-19 testing volume of $92.2 million, which was partially offset by an improvement in COVID-19 test reimbursement of $7.3 million. BioReference performed 2.2 million diagnostic molecular tests for COVID-19 and 0.2 million serology antibody tests during the three months ended September 30, 2021, which represented 51.7% of total volume for that period. In comparison, the three months ended September 30, 2020 included 3.5 million molecular tests for COVID-19 and 0.3 million serology antibody tests.
Partially offsetting the decrease in COVID-19 test volumes were increases in clinical test volume and genomic test volume of $1.0 million and $4.6 million, respectively, and an increase in realized clinical and genomic test reimbursement of $21.0 million and $5.9 million, respectively.
Estimated collection amounts are subject to the complexities and ambiguities of billing, reimbursement regulations and claims processing, as well as considerations unique to Medicare and Medicaid programs, and require us to consider the potential for retroactive adjustments when estimating variable consideration in the recognition of revenue in the period the related services are rendered. For the three months ended September 30, 2021 positive revenue adjustments due to changes in estimates of implicit price concessions for performance obligations satisfied in prior periods of $0.4 million were recognized. For the three months ended September 30, 2020, revenue reductions due to changes in estimates of implicit price concessions for performance obligations satisfied in prior periods of $1.7 million were recognized. Revenue adjustments for the three months ended September 30, 2021 were primarily due to an improvement in COVID-19 test reimbursement estimates.
The composition of Revenue from services by payor for the three months ended September 30, 2021 and 2020 was as follows:

	Three months ended September 30,
(In thousands)	2021	2020
Healthcare insurers	$117,892	$136,531
Government payers	48,204	21,537
Client payers	168,637	207,886
Patients	5,430	16,544
Total	$340,163	$382,498
Client payors include cities, states and companies for which BioReference provides COVID-19 testing services.
Revenue from the transfer of intellectual property and other for the three months ended September 30, 2020 are the result of grants received under the CARES Act totaling $10.0 million.

Cost of revenue. Cost of revenue for the three months ended September 30, 2021 decreased $32.1 million compared to the three months ended September 30, 2020. Cost of revenue decreased primarily due to a decline in the volume of COVID-19 tests performed during the three months ended September 30, 2021 compared to 2020. Cost of revenue for the three months ended September 30, 2021 also decreased due to changes in the product mix of items sold during the period and due to a $5.5 million sales and use tax credit received during the period.
Selling, general and administrative expenses. Selling, general and administrative expenses for the three months ended September 30, 2021 and 2020 were $83.7 million and $78.0 million, respectively. Selling, general and administrative expenses in our diagnostics segment increased primarily due to increased investment in our commercial digital organization resulting in higher professional fees and personnel expenses. We are in the process of implementing company wide cost reduction initiatives to rightsize our cost structure to match the declining COVID testing volumes and to drive efficiency gains in our core clinical lines of business.
Research and development expenses. The following table summarizes the components of our research and development expenses:

Research and Development Expenses	Three months ended September 30,
	2021	2020
External expenses:
PMA studies	$—	$53
Research and development employee-related expenses	4,870	2,522
Other internal research and development expenses	1,024	1,595
Total research and development expenses	$5,894	$4,170
The increase in research and development expenses for the three months ended September 30, 2021 resulted primarily related to the development of clinical and genomics testing services.
Contingent consideration. Contingent consideration for the three months ended September 30, 2021 and 2020 was $0.0 thousand and $36.0 thousand of expense, respectively. Contingent consideration for the three months ended September 30, 2020 was attributable to changes in assumptions regarding the timing of achievement of future milestones for OPKO Diagnostics, and potential amounts payable to former stockholders of OPKO Diagnostics in connection therewith, pursuant to our acquisition agreement in October 2011.
Amortization of intangible assets. Amortization of intangible assets was $7.7 million and $8.8 million, respectively, for the three months ended September 30, 2021 and 2020. Amortization expense reflects the amortization of acquired intangible assets with defined useful lives. Amortization expense declined during the three months ended September 30, 2021 due to acquired intangible assets becoming fully amortized.

Pharmaceuticals

	For the three months ended September 30,
(In thousands)	2021	2020	Change	% Change
Revenues:
Revenue from products	$36,882	$28,702	$8,180	28%
Revenue from transfer of intellectual property and other	8,768	6,819	1,949	29%
Total revenues	45,650	35,521	10,129	29%
Costs and expenses:
Cost of revenue	20,772	17,464	3,308	19%
Selling, general and administrative	10,452	11,824	(1,372)	(12)%
Research and development	12,900	14,548	(1,648)	(11)%
Contingent Consideration	(497)	1,047	(1,544)	(147)%
Amortization of intangible assets	4,914	5,063	(149)	(3)%
Gain on sale of assets	(31,508)	—	(31,508)	(100)%
Total costs and expenses	17,033	49,946	(32,913)	(66)%
Income (loss) from operations	28,617	(14,425)	43,042	(298)%

Revenue. The increase in revenue from products for the three months ended September 30, 2021 compared to the three months ended September 30, 2020 was primarily attributable to an increase in sales at most of our international operating companies. Revenue from sales of Rayaldee for the three months ended September 30, 2021 and 2020 was $8.5 million and $8.1 million, respectively. Sales of Rayaldee in 2020 and 2021 have been negatively impacted as a result of challenges in onboarding new patients due to the COVID-19 pandemic. Revenue from transfer of intellectual property and other for the three months ended September 30, 2021 and 2020 reflect $2.5 million and $3.1 million, respectively, of revenue related to the Pfizer Transaction. Revenue from transfer of intellectual property and other for the three months ended September 30, 2021 also reflect $4.9 million related to the CAMP4 Agreement.
Cost of revenue. Cost of revenue for the three months ended September 30, 2021 increased $3.3 million compared to the three months ended September 30, 2020 primarily due to an increase in inventory and material costs at most of our international operating companies, which was due to the increase in sales at our international operating companies.
Selling, general and administrative expenses. Selling, general and administrative expenses for the three months ended September 30, 2021 and 2020 were $10.5 million and $11.8 million, respectively. The decrease in selling, general and administrative expenses was primarily due to an decrease in professional fees and laboratory costs at EirGen. Selling, general and administrative expenses for the pharmaceutical segment for the three months ended September 30, 2021 and 2020 included equity-based compensation expense of $0.3 million and $0.6 million, respectively.
Research and development expenses. Research and development expenses for the three months ended September 30, 2021 and 2020 were $12.9 million and $14.5 million, respectively. Research and development expenses include external and internal expenses, partially offset by third-party grants and funding arising from collaboration agreements. External expenses include clinical and non-clinical activities performed by contract research organizations, lab services, purchases of drug and diagnostic product materials and manufacturing development costs. We track external research and development expenses by individual program for phase 3 clinical trials for drug approval and premarket approval for diagnostics tests, if any. Internal expenses include employee-related expenses such as salaries, benefits and equity-based compensation expense. Other internal research and development expenses are incurred to support overall research and development activities and include expenses related to general overhead and facilities.

The following table summarizes the components of our research and development expenses:

Research and Development Expenses	Three months ended September 30,
	2021	2020
External expenses:
Manufacturing expense for biological products	$1,305	$2,526
Phase III studies	2,126	2,646
Post-marketing studies	27	81
Earlier-stage programs	3,160	3,549
Research and development employee-related expenses	5,084	5,349
Other internal research and development expenses	631	2,410
Third-party grants and funding from collaboration agreements	567	(2,013)
Total research and development expenses	$12,900	$14,548
The decrease in research and development expenses for the three months ended September 30, 2021 was primarily due to a decrease in research and development expenses for Somatrogon, a once-weekly human growth hormone injection for which we have partnered with Pfizer and successfully completed a phase 3 study in August 2019. Ongoing expenses on the Somatrogon program support open label extension studies that will continue until market launch of Somatrogon in certain countries, as well as the preparation of applications for marketing approvals. Research and development expenses for the pharmaceutical segment for the three months ended September 30, 2021 and 2020 included equity-based compensation expense of $0.3 million and $0.7 million, respectively.
Contingent consideration. Contingent consideration for the three months ended September 30, 2021 and 2020 was $0.5 million reversal of expense and $1.0 million of expense, respectively. Contingent consideration for the three months ended September 30, 2021 and 2020 was primarily attributable to changes in assumptions regarding the timing of achievement of future milestones for OPKO Renal, and potential amounts payable to former stockholders of OPKO Renal in connection therewith, pursuant to our acquisition agreement in March 2013.
Amortization of intangible assets. Amortization of intangible assets was $4.9 million and $5.1 million, respectively, for the three months ended September 30, 2021 and 2020. Amortization expense reflects the amortization of acquired intangible assets with defined useful lives. Our indefinite lived IPR&D assets will not be amortized until the underlying development programs are completed. Upon obtaining regulatory approval by the FDA, the IPR&D assets will be accounted for as a finite-lived intangible asset and amortized on a straight-line basis over its estimated useful life.
Gain on sale of assets. Gain on sale of assets for the three months ended September 30, 2021 was $31.5 million, which related to an agreement between EirGen, our wholly owned subsidiary, and Horizon Therapeutics plc, to sell one of EirGen’s facilities in Waterford, Ireland for $65 million in cash less certain assumed and accrued liabilities relating to transferred employees. The facility housed EirGen’s sterile-fill-finish business and was no longer a core component of our ongoing operations and business strategy.
Corporate

	For the three months ended September 30,
(In thousands)	2021	2020	Change	% Change
Costs and expenses:
Cost of revenue	$(10)	$(32)	$22	(69)%
Selling, general and administrative	10,945	10,065	880	9%
Research and development	(488)	(225)	(263)	117%
Total costs and expenses	10,447	9,808	639	7%
Loss from operations	(10,447)	(9,808)	(639)	7%

Operating loss for our unallocated corporate operations for the three months ended September 30, 2021 and 2020 was $10.4 million and $9.8 million, respectively, and principally reflect general and administrative expenses incurred in connection with our corporate operations. Operating loss for our unallocated corporate operations for the three months ended September 30, 2021 was consistent with the comparable period of 2020.
Other
Interest income. Interest income for the three months ended September 30, 2021 and 2020 was not significant as our cash investment strategy emphasizes the security of the principal invested and fulfillment of liquidity needs.
Interest expense. Interest expense for the three months ended September 30, 2021 and 2020 was $4.3 million and $5.5 million, respectively. Interest expense was principally related to interest incurred on the 2025 Notes, the 2023 Convertible Notes, the 2033 Senior Notes, and BioReference’s outstanding debt under the A&R Credit Agreement.
Fair value changes of derivative instruments, net. Fair value changes of derivative instruments, net for the three months ended September 30, 2021 and 2020, was $1.3 million of income and $0.5 million of expense, respectively. Derivative income for the three months ended September 30, 2021, was principally related to the change in fair value on foreign currency forward exchange contracts at OPKO Chile.
Other income (expense), net. Other income (expense), net for the three months ended September 30, 2021 and 2020, was $3.4 million of expense and $4.7 million of income, respectively. Other expense for the three months ended September 30, 2021 primarily consisted of net unrealized losses recognized during the period on our investments in our equity securities. Other income for the three months ended September 30, 2020 primarily consisted of realized gains recognized during the period on sales of our investment in VBI.
Income tax benefit (provision). Our income tax provision for the three months ended September 30, 2021 and 2020 was $(2.7) million and $3.2 million, respectively, and reflects quarterly results using our expected effective tax rate.  For the three months ended September 30, 2021, the tax rate differed from the U.S. federal statutory rate of 21% primarily due to the relative mix in earnings and losses in the U.S. versus foreign tax jurisdictions, the impact of certain discrete tax events and operating results in tax jurisdictions which do not result in a tax benefit.
Loss from investments in investees. We have made investments in certain early stage companies that we perceive to have valuable proprietary technology and significant potential to create value for us as a shareholder or member. We account for these investments under the equity method of accounting, resulting in the recording of our proportionate share of their losses until our share of their loss exceeds our investment. Until the investees’ technologies are commercialized, if ever, we anticipate they will report net losses. Loss from investments in investees was $0.1 million and $0.1 million for the three months ended September 30, 2021 and 2020, respectively.

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020
Our consolidated income (loss) from operations for the nine months ended September 30, 2021 and 2020 is as follows:

	For the nine months ended September 30,
(In thousands)	2021	2020	Change	% Change
Revenues:
Revenue from services	$1,244,312	$804,309	$440,003	55%
Revenue from products	106,490	89,133	17,357	19%
Revenue from transfer of intellectual property and other	22,585	47,297	(24,712)	(52)%
Total revenues	1,373,387	940,739	432,648	46%
Costs and expenses:
Cost of revenue	900,371	575,683	324,688	56%
Selling, general and administrative	330,643	253,749	76,894	30%
Research and development	55,843	57,862	(2,019)	(3)%
Contingent Consideration	(1,556)	1,334	(2,890)	(217)%
Amortization of intangible assets	37,760	43,753	(5,993)	(14)%
Gain on sale of assets	(31,508)	—	(31,508)	(100)%
Total costs and expenses	1,291,553	932,381	359,172	39%
Income from operations	81,834	8,358	73,476	879%
Diagnostics

	For the nine months ended September 30,
(In thousands)	2021	2020	Change	% Change
Revenues
Revenue from services	$1,244,312	$804,309	$440,003	55%
Revenue from transfer of intellectual property and other	—	16,240	(16,240)	(100)%
Total revenues	1,244,312	820,549	423,763	52%
Costs and expenses:
Cost of revenue	830,428	523,029	307,399	59%
Selling, general and administrative	260,850	188,445	72,405	38%
Research and development	13,548	11,348	2,200	19%
Contingent Consideration	—	104	(104)	(100)%
Amortization of intangible assets	22,816	28,648	(5,832)	(20)%
Total costs and expenses	1,127,642	751,574	376,068	50%
Income from operations	116,670	68,975	47,695	69%

Revenue. Revenue from services for the nine months ended September 30, 2021 increased by approximately $440.0 million compared to the nine months ended September 30, 2020. BioReference recognized an increase in revenue for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 due to an improvement in clinical test reimbursement, and an increase in clinical test volume and genomic test volume of $30.8 million, $34.0 million and $19.4 million, respectively. This was partially offset by the negative impact of a reduction in genomic test reimbursement of $11.9 million.
BioReference also recognized an increase in revenue for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 due to an increase in COVID-19 testing volume and improvement in COVID-19 test reimbursement of $197.8 million and $153.8 million, respectively. BioReference performed 9.1 million diagnostic molecular tests for COVID-19 and 0.5 million serology antibody tests during the nine months ended September 30, 2021, which represented 59.6% of total volume for that period. In comparison, the nine months ended September 30, 2020 included 5.8 million molecular tests for COVID-19 and 0.6 million serology antibody tests.

Estimated collection amounts are subject to the complexities and ambiguities of billing, reimbursement regulations and claims processing, as well as considerations unique to Medicare and Medicaid programs, and require us to consider the potential for retroactive adjustments when estimating variable consideration in the recognition of revenue in the period the related services are rendered. For the nine months ended September 30, 2021, positive revenue adjustments due to changes in estimates of implicit price concessions for performance obligations satisfied in prior periods of $36.0 million were recognized. For the nine months ended September 30, 2020, revenue reductions due to changes in estimates of implicit price concessions for performance obligations satisfied in prior periods of $1.6 million were recognized. Revenue adjustments for the nine months ended September 30, 2021 were primarily due to an improvement in COVID-19 test reimbursement estimates.
The composition of Revenue from services by payor for the nine months ended September 30, 2021 and 2020 was as follows:

	Nine months ended September 30,
(In thousands)	2021	2020
Healthcare insurers	$391,771	$319,763
Government payers	179,473	64,322
Client payers	657,479	388,078
Patients	15,589	32,146
Total	$1,244,312	$804,309
Client payors include cities, states and companies for which BioReference provides COVID-19 testing services.
Revenue from the transfer of intellectual property and other for the nine months ended September 30, 2020 are the result of grants received under the CARES Act totaling $16.2 million.
Cost of revenue. Cost of revenue for the nine months ended September 30, 2021 increased $307.4 million compared to the nine months ended September 30, 2020. Cost of revenue increased primarily due to labor and material costs for COVID-19 testing and the significant volume of tests performed during the nine months ended September 30, 2021. Cost of revenue for the nine months ended September 30, 2021 also increased due to changes in the product mix of items sold during the period, which was partially offset by a $5.5 million sales and use tax credit received during the nine months ended September 30, 2021.
Selling, general and administrative expenses. Selling, general and administrative expenses for the nine months ended September 30, 2021 and 2020 were $260.9 million and $188.4 million, respectively. Selling, general and administrative expenses in our diagnostics segment increased primarily due to higher variable billing and compensation costs from an increase in volume and collections during the nine months ended September 30, 2021, and in marketing costs and other administrative costs directly associated with COVID-19 testing volumes. Selling, general and administrative expenses for the nine months ended September 30, 2021 also include $6.2 million of expense incurred in connection with certain legal matters. As a percentage of net revenue from services, selling, general and administrative expenses for the diagnostic segment decreased to 21% from 23% for the nine months ended September 30, 2021 and 2020, respectively, as a result of per requisition efficiencies and continued execution of appropriate expense management during the period.
Research and development expenses. The following table summarizes the components of our research and development expenses:

Research and Development Expenses	Nine months ended September 30,
	2021	2020
External expenses:
PMA studies	$31	$164
Research and development employee-related expenses	9,992	6,895
Other internal research and development expenses	3,525	4,289
Total research and development expenses	$13,548	$11,348
The increase in research and development expenses for the nine months ended September 30, 2021 resulted primarily from an increased research and development expenses related to the development of clinical and genomics testing services.
Contingent consideration. Contingent consideration for the nine months ended September 30, 2021 and 2020 was $0 thousand and $104 thousand of expense, respectively. Contingent consideration for the nine months ended September 30, 2020 was attributable to changes in assumptions regarding the timing of achievement of future milestones for OPKO Diagnostics, and potential amounts payable to former stockholders of OPKO Diagnostics in connection therewith, pursuant to our acquisition agreement in October 2011.
Amortization of intangible assets. Amortization of intangible assets was $22.8 million and $28.6 million, respectively, for the nine months ended September 30, 2021 and 2020. Amortization expense reflects the amortization of acquired intangible assets with defined useful lives. Amortization expense declined during the nine months ended September 30, 2021 due to acquired intangible assets becoming fully amortized.

Pharmaceuticals

	For the nine months ended September 30,
(In thousands)	2021	2020	Change	% Change
Revenues:
Revenue from products	$106,490	$89,133	$17,357	19%
Revenue from transfer of intellectual property and other	22,585	31,057	(8,472)	(27)%
Total revenues	129,075	120,190	8,885	7%
Costs and expenses:
Cost of revenue	69,973	52,758	17,215	33%
Selling, general and administrative	37,978	38,493	(515)	(1)%
Research and development	43,495	47,150	(3,655)	(8)%
Contingent Consideration	(1,556)	1,230	(2,786)	(227)%
Amortization of intangible assets	14,944	15,105	(161)	(1)%
Gain on sale of assets	(31,508)	—	(31,508)	(100)%
Total costs and expenses	133,326	154,736	(21,410)	(14)%
Loss from operations	(4,251)	(34,546)	30,295	(88)%

Revenue. The increase in revenue from products for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 was primarily attributable to an increase in sales at most of our international operating companies. Revenue from sales of Rayaldee for the nine months ended September 30, 2021 and 2020 was $19.3 million and $26.7 million, respectively. Sales of Rayaldee have been negatively impacted as a result of challenges in onboarding new patients due to the COVID-19 pandemic. Revenue from transfer of intellectual property and other for the nine months ended September 30, 2021 and 2020 reflect $8.1 million and $25.8 million, respectively, of revenue related to the Pfizer Transaction. Revenue from transfer of intellectual property and other for the nine months ended September 30, 2021 also includes a $5.0 million non-refundable upfront payment we received under the license agreement with Nicoya Therapeutics and $4.9 million related to the CAMP4 Agreement.
Cost of revenue. Cost of revenue for the nine months ended September 30, 2021 increased $17.2 million compared to the nine months ended September 30, 2020. Cost of product revenue increased primarily due to an increase in inventory and material costs at most of our international operating companies, which was due to the increase in sales at our international operating companies and to a $3.6 million inventory reserve recognized for Rayaldee inventory for the nine months ended September 30, 2021. This was partially offset by a decrease in sales of Rayaldee for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020.
Selling, general and administrative expenses. Selling, general and administrative expenses for the nine months ended September 30, 2021 and 2020 were $38.0 million and $38.5 million, respectively. Selling, general and administrative expenses for the nine months ended September 30, 2021 was consistent with selling, general and administrative expenses for the nine months ended September 30, 2020. Selling, general and administrative expenses for the pharmaceutical segment for the nine months ended September 30, 2021 and 2020 included equity-based compensation expense of $1.0 million and $2.0 million, respectively.

Research and development expenses. Research and development expenses for the nine months ended September 30, 2021 and 2020 were $43.5 million and $47.2 million, respectively. Research and development expenses include external and internal expenses, partially offset by third-party grants and funding arising from collaboration agreements. External expenses include clinical and non-clinical activities performed by contract research organizations, lab services, purchases of drug and diagnostic product materials and manufacturing development costs. We track external research and development expenses by individual program for phase 3 clinical trials for drug approval and premarket approval for diagnostics tests, if any. Internal expenses include employee-related expenses such as salaries, benefits and equity-based compensation expense. Other internal research and development expenses are incurred to support overall research and development activities and include expenses related to general overhead and facilities.
The following table summarizes the components of our research and development expenses:

Research and Development Expenses	Nine months ended September 30,
	2021	2020
External expenses:
Manufacturing expense for biological products	$3,785	$5,254
Phase III studies	7,137	7,985
Post-marketing studies	54	1,203
Earlier-stage programs	13,194	11,117
Research and development employee-related expenses	15,834	16,617
Other internal research and development expenses	2,948	6,987
Third-party grants and funding from collaboration agreements	543	(2,013)
Total research and development expenses	$43,495	$47,150
The decrease in research and development expenses for the nine months ended September 30, 2021 was primarily due to a decrease in research and development expenses related to Somatrogon, a once-weekly human growth hormone injection for which we have partnered with Pfizer and successfully completed a phase 3 study in August 2019. Ongoing expenses on the Somatrogon program support open label extension studies that will continue until market launch of Somatrogon in certain countries, as well as the preparation of applications for marketing approvals. Research and development expenses for the pharmaceutical segment for the nine months ended September 30, 2021 and 2020 included equity-based compensation expense of $1.0 million and $1.3 million, respectively.
Contingent consideration. Contingent consideration for the nine months ended September 30, 2021 and 2020 was $1.6 million reversal of expense and $1.2 million of expense, respectively. Contingent consideration for the nine months ended September 30, 2021 was primarily attributable to changes in assumptions regarding the timing of achievement of future milestones for OPKO Renal and OPKO CURNA, and potential amounts payable to former stockholders of OPKO Renal and OPKO CURNA in connection therewith, pursuant to our acquisition agreements in March 2013 and January 2011, respectively. Contingent consideration for the nine months ended September 30, 2020 was primarily attributable to changes in assumptions regarding the timing of achievement of future milestones for OPKO Renal, and potential amounts payable to former stockholders of OPKO Renal.
Amortization of intangible assets. Amortization of intangible assets was $14.9 million and $15.1 million, respectively, for the nine months ended September 30, 2021 and 2020. Amortization expense reflects the amortization of acquired intangible assets with defined useful lives. Our indefinite lived IPR&D assets will not be amortized until the underlying development programs are completed. Upon obtaining regulatory approval by the FDA, the IPR&D assets will be accounted for as a finite-lived intangible asset and amortized on a straight-line basis over its estimated useful life.
Gain on sale of assets. Gain on sale of assets for the nine months ended September 30, 2021 was $31.5 million, which related to an agreement between EirGen, our wholly owned subsidiary, and Horizon Therapeutics plc, to sell one of EirGen’s facilities in Waterford, Ireland for $65 million in cash less certain assumed and accrued liabilities relating to transferred employees. The facility housed EirGen’s sterile-fill-finish business and was no longer a core component of our ongoing operations and business strategy.

Corporate

	For the nine months ended September 30,
(In thousands)	2021	2020	Change	% Change
Costs and expenses:
Cost of revenue	$(30)	$(104)	$74	(71)%
Selling, general and administrative	31,815	26,811	5,004	19%
Research and development	(1,200)	(636)	(564)	89%
Total costs and expenses	30,585	26,071	4,514	17%
Loss from operations	(30,585)	(26,071)	(4,514)	17%

Operating loss for our unallocated corporate operations for the nine months ended September 30, 2021 and 2020 was $30.6 million and $26.1 million, respectively. Total costs and expenses for the nine months ended September 30, 2021 principally reflect general and administrative expenses incurred in connection with our corporate operations. The increase in total costs and expenses for the nine months ended September 30, 2021 was primarily attributable to an increase in legal fees incurred for the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020.
Other
Interest income. Interest income for the nine months ended September 30, 2021 and 2020 was not significant as our cash investment strategy emphasizes the security of the principal invested and fulfillment of liquidity needs.
Interest expense. Interest expense for the nine months ended September 30, 2021 and 2020 was $14.6 million and $16.5 million, respectively. Interest expense was principally related to interest incurred on the 2025 Notes, the 2023 Convertible Notes, the 2033 Senior Notes, and BioReference’s outstanding debt under the A&R Credit Agreement (as defined below).
Fair value changes of derivative instruments, net. Fair value changes of derivative instruments, net for the nine months ended September 30, 2021 and 2020, was $0.6 million and $0.1 million reversal of expense, respectively. Fair value changes of derivative instruments for the nine months ended September 30, 2021 and 2020, was principally related to the change in fair value on foreign currency forward exchange contracts at OPKO Chile.
Other income (expense), net. Other income (expense), net for the nine months ended September 30, 2021 and 2020, was $16.1 million of expense and $10.6 million of income, respectively. Other expense for the nine months ended September 30, 2021 primarily consisted of a $11.1 million non-cash loss related to the exchange of $55.4 million of the outstanding 2025 Notes for 19,051,270 shares of our Common Stock and net unrealized losses recognized during the period on our investments in our equity securities. Other income for the nine months ended September 30, 2020 primarily consisted of realized and unrealized gains recognized during the period on our investment in VBI, offset by net unrealized losses recognized during the period on our investment in Eloxx.
Income tax provision. Our income tax provision for the nine months ended September 30, 2021 and 2020 was $8.0 million and $4.0 million, respectively, and reflects quarterly results using our expected effective tax rate.  For the nine months ended September 30, 2021, the tax rate differed from the U.S. federal statutory rate of 21% primarily due to the relative mix in earnings and losses in the U.S. versus foreign tax jurisdictions, the impact of certain discrete tax events and operating results in tax jurisdictions which do not result in a tax benefit.
Loss from investments in investees. We have made investments in certain early stage companies that we perceive to have valuable proprietary technology and significant potential to create value for us as a shareholder or member. We account for these investments under the equity method of accounting, resulting in the recording of our proportionate share of their losses until our share of their loss exceeds our investment. Until the investees’ technologies are commercialized, if ever, we anticipate they will report net losses. Loss from investments in investees was $163 thousand and $433 thousand for the nine months ended September 30, 2021 and 2020, respectively.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2021, we had cash and cash equivalents of approximately $148.6 million. Cash provided by operations of $44.0 million for the nine months ended September 30, 2021 principally reflects cash generated by our diagnostics segment due to the positive impact of COVID-19 testing volumes, which was partially offset by general and administrative expenses related to our corporate operations and research and development activities. Cash provided by investing activities for the nine months ended September 30, 2021 primarily reflects $66.0 million from the sale of property, plant and equipment, which was partially offset by capital expenditures of $25.4 million. Cash used in financing activities of $11.2 million primarily reflects net repayments on our lines of credit. We have historically not generated sustained positive cash flow sufficient to offset our operating and other expenses, and our primary sources of cash have been from the public and private placement of equity, the issuance of the 2033 Senior Notes, 2023 Convertible Notes and 2025 Notes and credit facilities available to us. However, as a result of the significant increase in testing volumes resulting from the COVID-19 pandemic, we have generated positive cash flow from operations; however we are unable to predict how long the demand will continue for our COVID-19 related testing, or whether pricing and reimbursement policies for testing will sustain, and accordingly, the sustainability of our cash flows from operations. Overall demand for COVID-19 testing has recently declined, and accordingly, the sustainability of our COVID-19 testing volumes is uncertain. We are unable to predict how long the demand will continue for our COVID-19 related testing, whether pricing and reimbursement policies for testing will sustain, or whether further restrictions will be placed on elective procedures or if stay at home orders will be reinstated and accordingly, the sustainability of the cash flow is uncertain.
In June 2021, EirGen Pharma Limited (“EirGen”), our wholly owned subsidiary, entered into a definitive agreement to sell one of its facilities in Waterford, Ireland to Horizon Therapeutics plc for $65 million in cash less certain assumed and accrued liabilities relating to transferred employees. The facility, which was formerly included in our pharmaceutical segment, housed EirGen’s sterile-fill-finish business and was no longer a core component of our ongoing operations and business strategy. The transaction closed in the third quarter of 2021.
On February 25, 2020, we entered into a credit agreement with an affiliate of Dr. Frost, pursuant to which the lender committed to provide us with an unsecured line of credit in the amount of $100 million. The line of credit called for a commitment fee equal to 0.25% per annum of the unused portion of the line. We terminated the credit agreement in June 2021 and as of September 30, 2021, no amount was outstanding thereunder.
In February 2019, we issued $200.0 million aggregate principal amount of the 2025 Notes, which bear interest at a rate of 4.50% per year, payable semiannually in arrears on February 15 and August 15 of each year. The 2025 Notes mature on February 15, 2025, unless earlier repurchased, redeemed or converted.
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
As of September 30, 2021, the total commitments under our A&R Credit Agreement with CB and our lines of credit with financial institutions in Chile and Spain were $93.1 million, of which $14.1 million was drawn as of September 30, 2021. At September 30, 2021, the weighted average interest rate on these lines of credit was approximately 5.4%. These lines of credit are short-term and are used primarily as a source of working capital. The highest aggregate principal balance at any time outstanding during the nine months ended September 30, 2021 was $17.2 million. We intend to continue to draw under these lines of credit as needed. There is no assurance that these lines of credit or other funding sources will be available to us on acceptable terms, or at all, in the future.
In November 2015, BioReference and certain of its subsidiaries entered into the Credit Agreement with CB, as lender, which was amended and restated on August 30, 2021 (the “A&R Credit Agreement”). The A&R Credit Agreement provides for a $75.0 million secured revolving credit facility and includes a $20.0 million sub-facility for swingline loans and a $20.0 million sub-facility for the issuance of letters of credit. The A&R Credit Agreement matures on August 30, 2024 and is guaranteed by all of BioReference’s domestic subsidiaries, subject to certain exceptions. The A&R Credit Agreement is also secured by substantially all assets of BioReference and its domestic subsidiaries, subject to certain exceptions, as well as a non-recourse pledge by us of our equity interest in BioReference. Availability under the A&R Credit Agreement is based on a borrowing base composed of eligible accounts receivables of BioReference and certain of its subsidiaries, as specified therein. As of September 30, 2021, $64.3 million remained available for borrowing under the A&R Credit Agreement.
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
On September 14, 2021, we and LeaderMed, a pharmaceutical development company with operations based in Asia, announced the formation of a joint venture to develop, manufacture and commercialize two of OPKO’s clinical stage, long-acting drug products in Greater China and eight other Asian territories.
Under the terms of the agreements, we will grant the joint venture exclusive rights to develop, manufacture and commercialize (a) OPK88003, an oxyntomodulin analog being developed for the treatment of obesity and diabetes, and (b) Factor VIIa-CTP, a novel long-acting coagulation factor being developed to treat hemophilia, in exchange for a 47% ownership interest in the joint venture. In addition, we will receive an upfront payment of $1 million and will be reimbursed for clinical trial material and technical support it provides the joint venture.
LeaderMed will be responsible for funding the joint venture’s operations, development and commercialization efforts and will, with its syndicate partners, initially invest $11 million in exchange for a 53% ownership interest. We retain full rights to oxyntomodulin and Factor VIIa-CTP in all other geographies.
On August 30, 2021, we announced the completion of enrollment in our Phase 2 trial with Rayaldee as a treatment for mild-to-moderate COVID-19. The U.S. trial, “A Randomized, Double-Blind Placebo-Controlled Study to Evaluate the Safety and Efficacy of Rayaldee (calcifediol) Extended-release Capsules to Treat Symptomatic Patients Infected with SARS-CoV-2 (REsCue),” was expected to enroll approximately 160 subjects, including some with stage 3 or 4 chronic kidney disease (CKD) who are at higher risk for developing more severe illness. Final enrollment reached 171 subjects and topline data are expected later this year.
On August 16, 2021, BioReference announced the acquisition of Ariosa Diagnostics, Inc. (“Ariosa”), the U.S. Ariosa centralized laboratory prenatal testing business from Roche Molecular Systems Inc. Ariosa's non invasive prenatal screening (NIPS) test, the Harmony Prenatal Test, is one of the most widely studied tests utilized in prenatal screening. The test has been performed in over 1.5 million patients. BioReference currently offers, ClariTest™ Core, which utilizes the same core technology as the Harmony Prenatal Test. The acquisition of Ariosa will complement our current NIPS offering.
On July 6, 2021, we entered into the CAMP4 Agreement, pursuant to which we granted to CAMP4 an exclusive license to develop, manufacture, commercialize or improve therapeutics utilizing the AntagoNAT technology, an oligonucleotide platform developed under OPKO CURNA, which includes the Licensed Compound and the Licensed Product, worldwide. The CAMP4 Agreement grant covers human pharmaceutical, prophylactic, and therapeutic and certain diagnostic uses.
We received an initial upfront payment of $1.5 million and 3,373,008 shares of CAMP4’s Preferred Stock, which equates to approximately 9% of the outstanding shares of CAMP4, and we are eligible to receive up to $3.5 million in development milestone payments for Dravet syndrome products, and $4 million for non-Dravet syndrome products, as well as sales milestones of up to $90 million for Dravet syndrome products and up to $90 million for non-Dravet syndrome products. We may also receive double digit royalty payments on the net sales of royalty bearing products, subject to adjustment. In addition, upon achievement of certain development milestones, we will be eligible to receive additional equity consideration of up to 5,782,299 shares of Preferred Stock in connection with Dravet syndrome products and up to 1,082,248 shares of Preferred Stock in connection with non-Dravet syndrome products.
Unless earlier terminated, the CAMP4 Agreement will remain in effect on a Licensed Product-by-Licensed Product and country by-country basis until such time as the royalty term expires for a Licensed Product in a country, and expires in its entirety upon the expiration of the royalty term for the last Licensed Product in the last country. CAMP4’s royalty obligations expire on the later of (i) the expiration, invalidation or abandonment date of the last patent right in connection with the royalty bearing product, or (ii) ten (10) years after a royalty bearing product’s first commercial sale in a country. In addition to termination rights for material breach and bankruptcy, CAMP4 is permitted to terminate the CAMP4 Agreement after a specified notice period.
On June 18, 2021, EirGen and Nicoya entered into the Nicoya Agreement granting Nicoya the exclusive rights for the development and commercialization of the Nicoya Product in the Nicoya Territory. Extended release calcifediol is marketed in the U.S. under the tradename Rayaldee by OPKO.
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
On September 24, 2021, we and Pfizer announced that the FDA has extended the review period for the BLA for Somatrogon, a once-weekly long-acting recombinant human growth hormone, for the treatment of GHD in pediatric patients. The PDUFA goal date has been extended by three months to January 2022, as a result of Pfizer’s submission of additional data to the original BLA.
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
In connection with our acquisitions of CURNA, OPKO Diagnostics and OPKO Renal, we agreed to pay future consideration to the sellers upon the achievement of certain events, including up to an additional $19.1 million in shares of our Common Stock to the former stockholders of OPKO Diagnostics upon and subject to the achievement of certain milestones; and up to an additional $125.0 million in either shares of our Common Stock or cash, at our option subject to the achievement of certain milestones, to the former shareholders of OPKO Renal. As a result of our execution of the CAMP4 Agreement, we will have to pay a percentage of any payments received under the CAMP4 Agreement to the former CURNA stockholders.
We believe that the cash and cash equivalents on hand at September 30, 2021, cash from operations, the cash received from the sale of one of our facilities in Waterford, Ireland to Horizon Therapeutics plc and the amounts available to be borrowed under our lines of credit are sufficient to meet our anticipated cash requirements for operations and debt service beyond the next 12 months. We based this estimate on assumptions that may prove to be wrong or are subject to change, and we may be required to use our available cash resources sooner than we currently expect. If we acquire additional assets or companies, accelerate our product development programs or initiate additional clinical trials, we will need additional funds. Our future cash requirements, and the timing of those requirements, will depend on a number of factors, including the impact of the COVID-19 pandemic on our business, the approval and success of our products in development, particularly our long acting Somatrogon for which we have submitted for approval in the U.S., Europe and Japan, the commercial success of Rayaldee, including the launch of Rayaldee by Vifor expected in 2022, BioReference’s financial performance, possible acquisitions, the continued progress of research and development of our product candidates, the timing and outcome of clinical trials and regulatory approvals, the costs involved in preparing, filing, prosecuting, maintaining, defending, and enforcing patent claims and other intellectual property rights, the status of competitive products, the availability of financing, our success in developing markets for our product candidates and results of government investigations, payor claims, and legal proceedings that may arise, including, without limitation class action and derivative litigation to which we are subject, and our ability to obtain insurance coverage for such claims. We have historically not generated sustained positive cash flow and if we are not able to secure additional funding when needed, we may have to delay, reduce the scope of, or eliminate one or more of our clinical trials or research and development programs or possible acquisitions or reduce our marketing or sales efforts or cease operations.
Additionally, the rapid development and fluidity of the COVID-19 pandemic and new variants of the virus makes it very difficult to predict its ultimate impact on our business, results of operations and liquidity. The pandemic presents a significant uncertainty that could materially and adversely affect our results of operations, financial condition and cash flows, including a negative impact on non-COVID-related diagnostics testing services provided by BioReference in our diagnostics segment, notwithstanding that our results of operations have been positively impacted by our provision of COVID-19 testing services. Further, deteriorating economic conditions globally as a result of the COVID-19 pandemic have in the past resulted, and may in the future result. in a challenging capital raising environment, which could materially limit our access to capital, whether through the issuance and sale of our Common Stock, debt securities or otherwise, as well as through bank facilities and lines of credit. Events resulting from the effects of COVID-19 or new variants of the virus could negatively impact our ability to comply with certain covenants in the A&R Credit Agreement or require that we pursue alternative financing. We can provide no assurance that any such alternative financing, if required, could be obtained on acceptable terms or at all. The combination of potential disruptions to our business resulting from COVID-19 together with and volatile credit and capital markets could adversely impact our future liquidity, which could have an adverse effect on our business and results of operations. We will continue to monitor and assess the impact COVID-19 and new variants of the virus may have on our business and financial results.

The following table provides information as of September 30, 2021, with respect to the amounts and timing of our known contractual obligation payments due by period.

Contractual obligations (In thousands)	Remaining three months ending December 31, 2021	2022	2023	2024	2025	Thereafter	Total
Open purchase orders	$221,546	$2,167	$—	$—	$—	$—	$223,713
Operating leases	1,450	10,789	7,239	4,954	2,993	10,654	38,079
Finance leases	564	1,579	1,020	704	239	5	4,111
2033 Senior Notes, 2025 and 2023 Convertible Notes	—	—	67,882	—	117,661	—	185,543
Deferred payments	3,750	903	—	—	—	—	4,653
Mortgages and other debts payable	275	991	795	705	235	188	3,189
Lines of credit	14,064	—	—	—	—	—	14,064
Interest commitments	2,406	9,389	6,968	6,535	573	—	25,871
Total	$244,055	$25,818	$83,904	$12,898	$121,701	$10,847	$499,223
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
At September 30, 2021, we had cash and cash equivalents of $148.6 million. The weighted average interest rate related to our cash and cash equivalents for the nine months ended September 30, 2021 was less than 1%. As of September 30, 2021, the principal outstanding balances under BioReference’s A&R Credit Agreement with CB and our Chilean and Spanish lines of credit was $14.1 million in the aggregate at a weighted average interest rate of approximately 5.4%.
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

Item 4. Controls and Procedures
Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this Quarterly Report on Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, management concluded that our disclosure controls and procedures were effective as of September 30, 2021.
Changes to the Company’s Internal Control Over Financial Reporting
There have been no changes to the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
    See Note 12 to the interim unaudited condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q for information regarding the status of other legal proceedings involving the Company, which information is incorporated by reference herein.

Item 1A. Risk Factors
There have been no material changes to our risk factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not Applicable.
Item 5. Other Information
None.

Item 6. Exhibits

Exhibit 10.1
Amended and Restated Credit Agreement dated as of August 30, 2021 by and between BioReference Laboratories, Inc., certain of its subsidiaries and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed on September 3, 2021)

Exhibit 31.1
Certification by Phillip Frost, Chief Executive Officer, pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended September 30, 2021.

Exhibit 31.2
Certification by Adam Logal, Chief Financial Officer, pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended September 30, 2021.

Exhibit 32.1
Certification by Phillip Frost, Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended September 30, 2021.

Exhibit 32.2
Certification by Adam Logal, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended September 30, 2021.

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

Date: October 28, 2021	OPKO Health, Inc.

/s/ Adam Logal
Adam Logal
Senior Vice President and Chief Financial
Officer